Form 10-Q
period 1994-01-01
PILGRIMS PRIDE CORP
filed 1994-02-15
CIK 802481

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-Q

             QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended    January 1, 1994

Commission file number    1-9273

          PILGRIM'S PRIDE CORPORATION
(Exact name of registrant as specified in its charter)


             Delaware                    75-1285071
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification No.)


  110 South Texas, Pittsburg, TX                 75686-0093
(Address of principal executive offices)      (Zip code)


                   (903) 855-1000
(Telephone number of principle executive offices)


                    Not Applicable
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock $.01     Par Value--27,589,250 shares
as of February 11, 1994

                                  INDEX

              PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

     Item 1:    Financial Statements (Unaudited):

       Condensed consolidated balance sheets:

           January 1, 1994 and October 2, 1993

       Consolidated statements of income:

           Three months ended January 1, 1994 and January 2, 1993

       Consolidated statements of cash flows:

           Three months ended January 1, 1994 and January 2, 1993

       Notes to condensed consolidated financial statements--

       January 1, 1994


     Item 2: Management's Discussion and Analysis of Financial
             Condition and Results of Operations.


PART II.  OTHER INFORMATION

     Item 6.      Exhibits and Reports on Form 8-K

Signatures

PART I.  FINANCIAL INFORMATION
PILGRIM'S PRID         E CORPORATION AND SUBSIDIARIES
CONDENSED CONS             OLIDATED BALANCE SHEETS

Item 1:  Financial Statements (Unaudited):

                                       Jan 1, 1994
                                       (Unaudited)            Oct 2, 1993
ASSETS
Current Assets:
  Cash and cash equivalents         $   4,580,000     $   4,526,000
  Trade accounts and notes
     receivable, net                   66,146,000        59,608,000
  Inventories                          88,692,000        91,794,000
  Deferred income taxes                 9,400,000                --
  Prepaid expenses                        978,000         1,260,000
  Other current assets                  9,952,000         9,843,000
        Total Current Assets          179,748,000       167,031,000

Other Assets                           12,781,000        13,114,000

Property, Plant and Equipment         372,062,000       366,221,000
  Less accumulated depreciation
     and amortization                 128,750,000       123,520,000
                                      243,312,000       242,701,000

                                    $ 435,841,000     $ 422,846,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Notes payable - banks             $   5,000,000     $  12,000,000
  Accounts payable                     41,126,000        38,330,000
  Accrued expenses                     30,382,000        30,370,000
  Current portion of
    long-term debt                     11,959,000        13,643,000
        Total Current Liabilities      88,467,000        94,343,000

Long-Term Debt, less
  current portion                     158,138,000       159,554,000

Deferred Income Taxes                  48,936,000        36,656,000

Stockholders' Equity:
  Common stock; $.01 par value            276,000           276,000
  Additional paid-in capital           79,763,000        79,763,000
  Retained earnings                    60,261,000        52,254,000

     Total Stockholders' Equity       140,300,000       132,293,000

                                    $ 435,841,000     $ 422,846,000

See notes to condensed consolidated financial statements.

                  PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)




                                                   Three Months Ended
                                             January 1, 1994  January 2, 1993
                                               (13 weeks)      (14 weeks)

Net sales                               $    221,851,000     $    220,453,000
Costs and expenses:
     Cost of sales                           190,714,000          192,118,000
     Selling, general and administrative      14,979,000           14,192,000

                                             205,693,000          206,310,000

          Operating Income                    16,158,000           14,143,000

Other expense (income):
     Interest expense                          4,950,000            6,478,000
     Miscellaneous                              [822,000]            [502,000]
          Total other expense, net             4,128,000            5,976,000

Income before income taxes                    12,030,000            8,167,000
Income tax expense                             3,609,000            1,339,000
     Net Income                          $     8,421,000     $      6,828,000

Net income per share                     $           .31     $            .25

Dividends declared per common share      $          .015     $             --

Average shares outstanding                    27,589,250           27,589,250



See Notes to condensed consolidated financial statements.

                           PILGRIM'S PRIDE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                   Three Months Ended

                                          January 1, 1994    January 2,1993
                                               (13 weeks)      (14 weeks)
Cash Flow From Operating Activities:
 Net income                                  $    8,421,000  $    6,828,000
 Adjustments to reconcile net income to cash
  provided by operating activities:
   Depreciation and amortization                  6,248,000       6,767,000
   Provision for losses on accounts receivable      533,000         215,000
   Deferred income taxes                          2,880,000         728,000
 Changes in operating assets and liabilities:
   Accounts and notes receivable                 [7,072,000]        535,000
   Inventories                                    3,102,000      [3,071,000]
   Prepaid expenses and other current assets        171,000         895,000
   Accounts  payable and accrued expenses         3,222,000      [5,555,000]
   (Gain) loss on property disposals               [120,000]       [200,000]
   Other                                           [139,000]       [137,000]
     Cash Provided By Operating Activities:      17,246,000       7,005,000

Investing Activities:
 Acquisitions of property and equipment          [6,409,000]     [1,471,000]
 Proceeds from property disposals                   249,000         435,000
 Net change in other assets                         [35,000]        234,000
     Net Cash Used In Investing Activities       [6,195,000]       [802,000]

Financing Activities:
 Proceeds from notes payable to banks                    --              --
 Re-payments of notes payable to banks           [7,000,000]             --
 Proceeds from long-term debt                        31,000          12,000
 Payments on long-term debt                      [3,169,000]     [5,591,000]
 Cash dividends paid                                [828,000]
[414,000]
     Cash Used In Financing Activities          [10,966,000]     [5,993,000]
Effect of exchange rate changes on cash
 and cash equivalents                               [31,000]        [34,000]
     Increase in cash and cash equivalents           54,000         176,000
Cash and cash equivalents at beginning
 of year                                          4,526,000      11,550,000
     Cash and cash equivalents at
      end of quarter                         $    4,580,000  $   11,726,000

Supplemental disclosure information:
 Cash paid during the period for
  Interest (net of amount capitalized)       $    5,003,000  $    8,960,000
  Income Taxes                               $    3,302,000  $
255,000

See notes to condensed consolidated financial statements.

NOTES   TO   CONDENSED   CONSOLIDATED   FINANCIAL  STATEMENT
(Unaudited)
_________________________________________________________________

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended January 1, 1994 are not necessarily indicative of the results that may be expected for the year ended October 1, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in Pilgrim's annual report on Form 10-K for the year ended October 2, 1993.

The consolidated financial statements include the accounts of Pilgrim's and its wholly owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.

The assets and liabilities of the foreign subsidiaries are translated at end-of-period exchange rates, except for non-current assets which are translated at equivalent dollar costs at dates of acquisition using historical rates. Operations of foreign subsidiaries are translated at average exchange rates in effect during the period. The translation adjustments are reflected in the statements of operations.


NOTE B--NET INCOME PER COMMON SHARE

Earnings per share for the periods ended January 1, 1994 and January 2, 1993 are based on the weighted average shares outstanding for the periods.

NOTE C--INVENTORIES

Inventories consist of the following:
                             Jan 1, 1994         Oct 2, 1993

Live broilers and hens     $  39,276,000       $  44,417,000
Feed, eggs and other          27,555,000          25,473,000
Finished poultry products     21,861,000          21,904,000
                           $  88,692,000       $  91,794,000

NOTE D--INCOME TAXES

Effective October 3, 1993, the Company adopted the provisions of FAS Statement No. 109, "Accounting for Income Taxes." As permitted under the new rules, prior years' financial statements have not been restated.

The cumulative effect of adopting Statement 109 as of October 3, 1993 resulted in no change to the reported net income amounts for the quarter ended January 1, 1994.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's United States deferred tax liabilities and assets as of October 3, 1993 are as follows (no significant foreign deferred tax assets or liabilities exist):

  Deferred tax liabilities:
     Tax over book depreciation          $ 23,004
     Prior use of cash accounting          32,758
        Total deferred tax liabilities     55,762

  Deferred tax assets:
     AMT credit carryforward                3,967
     General business carryforward          2,462
     Net operating loss carryforwards       6,589
     Other                                  6,088
        Total deferred tax assets          19,106
            Net deferred tax liabilities   $               36,656

Item 2:   Management's Discussion and Analysis of Financial
          Condition and Results of Operations
_________________________________________________________________

The following table presents certain items as a percentage of net sales for the periods indicated.

                                  Percentage of Net Sales

                                    Three Months Ended
                                 Jan 1, 1994   Jan 2, 1993
                                 (13 weeks)    (14 weeks)

Net sales                          100.0%        100.0%

Costs and expenses:
Cost of sales                       86.0%         87.1%
Gross profit                        14.0%         12.9%
Selling, general and administrative  6.8%          6.4%

Operating Income                     7.3%          6.4%
Interest expense                     2.2%          2.9%

Income before income taxes           5.4%          3.7%

Net Income                           3.8%          3.1%


First Quarter 1994, Compared to First Quarter 1993

The accounting cycle of Pilgrim's Pride Corporation, the "Company", consisted of 13 weeks of operations during the first quarter of fiscal 1994 compared to 14 weeks during the first quarter of fiscal 1993, an operating cycle reduction of 7.7%.

Consolidated net sales were $221.9 million for the first quarter of fiscal 1994, an increase of $1.4 million, or .6%, over the first quarter of fiscal 1993. The increase in consolidated net sales resulted from a $1.5 million increase in Mexican chicken sales to $48.9 million and a $.2 million increase in domestic chicken sales to $147.1 million offset by a $.3 million decrease in sales of other domestic products to $25.8 million. The increase in Mexican chicken sales was primarily due to a 3.1% increase in the total revenue per dressed pound produced offset by a 9.3% decrease in dressed pounds produced. The increase in domestic chicken sales was primarily due to a 7.4% increase in total revenue per dressed pound produced offset by a 6.8% decrease in dressed pounds produced.


Consolidated cost of sales was $190.7 million in the first quarter of fiscal 1994, a decrease of $1.4 million, or .7%, over the first quarter of fiscal 1993. The decrease primarily resulted from a $7.0 million decrease in cost of sales of Mexican operations, offset by a $5.6 million increase in the cost of sales in domestic operations.

The $7.0 million cost of sales decrease in Mexican operations was primarily due to decreased dressed pounds produced and the effects of the change in Mexican operations sales mix towards lower cost products and decreased average cost of sales per dressed pound due to increased efficiencies when compared to the same period in 1993.

The cost of sales increase in domestic operations of $5.6 million occurring while dressed pounds produced decreased was due to slightly increased feed ingredient and production costs and a sales mix change in the Company's further processing and prepared foods operation to higher cost products. Feed ingredient prices continue to be influenced by floods that occurred in the midwestern United States in 1993.

Gross profit as a percentage of sales increased to 14.0% in the first quarter of fiscal 1994 from 12.9% in the first quarter of fiscal 1993. The increased gross profit of the Company's Mexican operations was primarily the result of a 3.1% increase in total revenue per dressed. The decrease in gross profit for domestic chicken operations was a result of increased average cost of sales per dressed pound offset partially by an increase in total revenues per dressed pound.

Consolidated selling, general and administrative expenses were $15.0 million for the first quarter of fiscal 1994, an increase of $.8 million, or 5.5%, when compared to the first quarter of fiscal 1993. Consolidated selling, general and administrative expenses as a percentage of sales increased in the first quarter of fiscal 1994 to 6.8% compared to 6.4% in the first quarter of fiscal 1993; these increases were primarily due to increased accruals for employment taxes in the Company's Mexican operation and accrued retirement and bonuses costs which are dependent upon consolidated profits offset partially by reduced selling and administrative cost in the Company's domestic operation.

Consolidated operating income was $16.2 million for the first quarter of fiscal 1994 an increase of $2.0 million, or 14.2%, when compared to the first quarter of 1993. The increase was due primarily to higher margins in Mexican operations described previously.


Consolidated net interest expense was $5.0 million in the first quarter of fiscal 1994 a decrease of $1.5 million, or 23.6%, when compared to the first quarter of fiscal 1993. This decrease was due to lower outstanding debt, lower interest rates, and an reduction of amortization of fees and expenses incurred for refinancing when compared to the first quarter of fiscal 1993.

Consolidated income tax expense as a percentage of income before income taxes increased in the first quarter of fiscal 1994 to 30% compared to 16.4% in the first quarter of fiscal 1993. This increase is due primarily to the increase in United States income tax rates and deferred foreign income tax reversals of $1.1 million during the first quarter of fiscal 1993.


Liquidity and Capital Resources

The Company's liquidity in first quarter 1994 showed marked improvement from the previous year end due to record first quarter net income. The Company's working capital at January 1994 increased to $91.3 million ($81.9 million excluding current deferred income taxes recorded in connection with the adoption of FAS 109) from $72.7 million at October 2, 1993. The current ratio at January 1, 1994 increased to 2.14 to 1 (1.93 to 1 excluding current deferred income taxes recorded in connection with the adoption of FAS 109) from 1.77 to 1 at October 2, 1993 and the Company's stockholder's equity increased to $140.3 at January 1, 1994 million from $132.3 million at October 2, 1993. The Company reduced its ratio of total debt to capitalization to 55.5% at January 1, 1994 from 58.3% at October 2, 1993. The Company maintains a $75 million revolving credit facility with available unused lines of credit of $53 million at February 14, 1994.

Trade accounts and other accounts receivable were $66.1 million at January 1, 1994, a $6.5 million increase from October 2, 1993.
This 11.0% increase was due primarily to an increase in the amounts of property insurance claims receivable at January 1, 1994 and slower collections experienced in the quarter when compared to the year ended October 2, 1993.

Accounts payable were $41.1 million at January 1, 1994, a 7.3% increase from October 2, 1993, primarily due to increases in feed ingredient costs.

Deferred tax assets recorded in accordance with FAS 109 were $19.1 million as of October 3, 1993. The Company believes that all of these deferred tax assets will be realized through the reversal of existing temporary differences and anticipated future taxable earnings.

Capital expenditures for the first three months of 1994 were $6.4 million and were primarily incurred to improve efficiencies and for the routine replacement of equipment. The Company anticipates that it will spend $25.0 million or less for capital expenditures in fiscal year 1994 and expects to finance such expenditures with available operating cash flow and leases.
PART II
Other Information

Item 6.  Exhibits and Reports on Form 8-K

The Company did not file any reports on Form 8-K during the three months ended January 1, 1994.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  PILGRIM'S PRIDE CORPORATION




Date  February 15, 1994            /s/ Clifford E. Butler
                                  Clifford E. Butler
                                  Vice Chairman of the Board,
                                  Chief Financial Officer and
                                  Secretary and Treasurer
                                  in his respective capacity
                                  as such