Form 10-Q
period 1994-04-02
PILGRIMS PRIDE CORP
filed 1994-05-17
CIK 802481

SECURITIES AND EXCHANGE COMMISSION
			     Washington, D.C. 20549

				    FORM 10-Q

		 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
		       THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended    April 2, 1994

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

Common Stock $.01   Par Value---27,589,250     shares as of      May 16, 1994


				      INDEX

		  PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

	     Item 1:    Financial Statements (Unaudited):

	       Condensed consolidated balance sheets:

		   April 2, 1994 and October 2, 1993

	       Consolidated statements of income:

	     Three months and six months ended April 2, 1994 and April 3, 1993

	       Consolidated statements of cash flows:

	     Six months ended April 2, 1994 and April 3, 1993

	       Notes to condensed consolidated financial statements--
		   April 2, 1994


	     Item 2:   Management's Discussion and Analysis of Financial
					   Condition and Results of Operations.


PART II.  OTHER INFORMATION

	     Item 6.   Exhibits and Reports on Form 8-K

Signatures




PART I.                  FINANCIAL INFORMATION
	      PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES
		 CONDENSED CONSOLIDATED BALANCE SHEETS

Item 1:  Financial Statements (Unaudited):
					  April 2, 1994
											 (Unaudited)    Oct 2, 1993
ASSETS
Current Assets:
      Cash and cash equivalents         $   4,856,000     $   4,526,000
      Trade accounts and notes
	 receivable, net                   57,191,000        59,608,000
      Inventories                         104,156,000        91,794,000
      Deferred income taxes                 9,831,000                --
      Prepaid expenses                      1,256,000         1,260,000
      Other current assets                  9,948,000         9,843,000
	    Total Current Assets          187,238,000       167,031,000

Other Assets                               12,400,000        13,114,000

Property, Plant and Equipment             379,699,000       366,221,000
      Less accumulated depreciation
	 and amortization                 134,017,000       123,520,000
					  245,682,000       242,701,000

					$ 445,320,000     $ 422,846,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Notes payable - banks             $   7,000,000     $  12,000,000
      Accounts payable                     44,711,000        38,330,000
      Accrued expenses                     27,472,000        30,370,000
      Current portion of long-term debt    12,452,000        13,643,000
	    Total Current Liabilities      91,635,000        94,343,000
Long-Term Debt, less
  current portion                         156,702,000       159,554,000

Deferred Income Taxes                      49,177,000        36,656,000

Stockholders' Equity:
      Common stock; $.01 par value            276,000           276,000
      Additional paid-in capital           79,763,000        79,763,000
      Retained earnings                    67,767,000        52,254,000

	 Total Stockholders' Equity       147,806,000       132,293,000

					$ 445,320,000     $ 422,846,000

See notes to condensed consolidated financial statements.


		  PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES
			CONSOLIDATED STATEMENTS OF INCOME
				   (UNAUDITED)




			     Three Months Ended                Six Months Ended


			     April 2,     April 3,      April 2,     April 3,
			       1994         1993          1994         1993
			     (13 weeks)  (13 weeks)     (26 weeks)   (27 weeks)

Net sales                  $223,167,000 $227,670,000 $445,018,000  $448,123,000
Costs and expenses:
    Cost of sales           196,762,000 195,114,000   387,476,000   387,232,000
    Selling, general and
      administrative         14,351,000  13,645,000    29,330,000    27,837,000

			    211,113,000 208,759,000   416,806,000   415,069,000

	 Operating Income    12,054,000  18,911,000    28,212,000    33,054,000

Other expense (income):
    Interest expense          4,967,000   8,038,000     9,917,000    14,516,000
    Miscellaneous              (822,000)   (282,000)   (1,644,000)     (784,000)

	 Total other
	   expense, net       4,145,000   7,756,000     8,273,000    13,732,000

Income before income taxes    7,909,000  11,155,000    19,939,000    19,322,000
Income tax expense
  (benefit)                     (11,000)   3,348,000    3,598,000     4,687,000
	 Net Income        $  7,920,000 $  7,807,000 $ 16,341,000  $ 14,635,000
Net income per share               $.29        $0.28        $0.59         $0.53

Dividends per common share        $.015          --          $.03            --

Weighted average
shares outstanding           27,589,250  27,589,250    27,589,250    27,589,250



See Notes to condensed consolidated financial statements.


			   PILGRIM'S PRIDE CORPORATION
		      CONSOLIDATED STATEMENTS OF CASH FLOWS
				   (UNAUDITED)
						       Six Months Ended
					      April 2, 1994     April 3, 1993
						(26 weeks)        (27 weeks)
Cash Flow From Operating Activities:
    Net income                                   $16,341,000    $14,635,000
    Adjustments to reconcile net income to cash
     provided by operating activities:
      Depreciation and amortization               12,599,000     13,585,000
      Provision for losses on accounts receivable  1,414,000        476,000
      Deferred income tax liability                2,690,000      3,376,000
Changes in operating assets and liabilities:
      Accounts and notes receivable                1,002,000     (2,377,000)
      Inventories                                (12,330,000)      (350,000)
      Prepaid expenses and other current assets     (106,000)     2,000,000
      Accounts  payable and accrued expenses       3,898,000    (11,718,000)
      (Gain) loss on property disposals             (278,000)      (265,000)
      Other                                         (114,000)      (111,000)
	Cash Provided By Operating Activities:    25,116,000     19,251,000

Investing Activities:
    Acquisitions of property and equipment       (14,975,000)    (3,172,000)
    Proceeds from property disposals                 605,000        559,000
    Net change in other assets                         1,000        134,000
	Net Cash Used In Investing Activities    (14,369,000)    (2,479,000)

Financing Activities:
    Proceeds from notes payable to banks           6,000,000             --
    Re-payments of notes payable to banks        (11,000,000)   (11,900,000)
    Proceeds from long-term debt                      31,000             --
    Payments on long-term debt                    (4,149,000)    (8,162,000)
    Cash dividends paid                           (1,242,000)      (414,000)
	Cash Used In Financing Activities        (10,360,000)   (20,476,000)
Effect of exchange rate changes on cash
  and cash equivalents                               (57,000)       (60,000)
	Increase (decrease) in cash
	  and cash equivalents                       330,000     (3,764,000)
Cash and cash equivalents at beginning
  of year                                          4,526,000     11,550,000
	Cash and cash equivalents at
	  end of period                         $  4,856,000   $  7,786,000

Supplemental disclosure information:
    Cash paid during the period for
     Interest (net of amount capitalized)        $10,076,000    $14,642,000
     Income Taxes                                $ 1,455,000    $   255,000

See notes to condensed consolidated financial statements.


NOTES   TO   CONDENSED   CONSOLIDATED   FINANCIAL  STATEMENT (Unaudited)
__________________________________________________________________

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X.  Accordingly, they do not include all     of the
information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended April 2, 1994 are not necessarily indicative of the results that may be expected for the year ended October 1, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in Pilgrim's annual report on Form 10-K for the year ended October 2, 1993.

The consolidated financial statements include the accounts of Pilgrim's and its wholly owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.

The assets and liabilities of the foreign subsidiaries are translated at end-of-period exchange rates, except for non-current assets which are translated at equivalent dollar costs at dates of acquisition using historical rates. Operations of foreign subsidiaries are translated at average exchange rates in effect during the period. The translation ad in the statements of operations.

NOTE B--NET INCOME PER COMMON SHARE

Earnings per share for the periods ended April 2, 1994 and April 3, 1993 are based on the weighted average shares outstanding for the periods.

NOTE C--INVENTORIES

Inventories consist of the following:
			      April 2, 1994      Oct 2, 1993

Live broilers and hens        $  47,637,000       $  44,417,000
Feed, eggs and other             27,684,000          25,473,000
Finished poultry product         28,835,000          21,904,000
			     $  104,156,000         $91,794,000

NOTE D--INCOME TAXES

Effective October 3, 1993, the Company adopted the provisions of FAS Statement No. 109, "Accounting for Income Taxes." As permitted under the new rules, prior years' financial statements have not been restated.

The cumulative effect of adopting Statement 109 as of October 3, 1993 resulted in no change to the reported net income amounts for the six months ended April 2, 1994.

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

	       Deferred tax liabilities:
		  Tax over book depreciation         $  23,004,000
		  Prior use of cash accounting          32,758,000
		    Total deferred tax liabilities      55,762,000

	       Deferred tax assets:
		  AMT credit carryforward                3,967,000
		  General business carryforward          2,462,000
		  Net operating loss carryforwards       6,589,000
		  Other                                  6,088,000
		    Total deferred tax assets           19,106,000
		     Net deferred tax liabilities  $    36,656,000

During the second quarter of fiscal 1994, pursuant to an organizational restructuring of activities completed by the Company's Mexican subsidiaries which significantly reduced Mexican taxes, the Company changed to computing its income tax provision on a separate jurisdiction versus consolidated basis. These changes, accompanied by strong Mexican operating results during the quarter, resulted in no significant income tax provisions being provided during the second quarter.
Item 2: Management's Discussion and Analysis of Financial
Condition and Results of Operations


The following table presents certain items as a percentage of net sales for the periods indicated.

			     Percentage of Net SalesPercentage of Net Sales Three Months EndedSix Months Ended
			     April 2,  April 3,      April 2,   April 3,
			       1994      1993          1994       1993
			    (13 weeks)(14 weeks)    (26 weeks) (27 weeks)

Net sales                     100.0%    100.0%        100.0%     100.0%

Costs and expenses:
Cost of sales                  88.2%     85.7%         87.1%      86.4%
Gross profit                   11.8%     14.3%         12.9%      13.6%
Selling, general and
    administrative              6.4%      6.0%          6.6%       6.2%

Operating Income                5.4%      8.3%          6.3%       7.4%
Interest expense                2.2%      3.5%          2.2%       3.2%

Income before income taxes      3.5%      4.9%          4.5%       4.3%

Net Income                      3.5%      3.4%          3.7%       3.3%


Second Quarter 1994, Compared to
Second Quarter 1993

Consolidated net sales were $223.2 million for the second quarter of fiscal 1994, a decrease of $4.5 million, or 2.0%, over the second quarter of fiscal 1993. The decrease in consolidated net sales resulted from a $7.3 million decrease in Mexican chicken sales to $44.7 million, partially offset by a $1.6 million increase in sales of other domestic products to $26.9 million and a $1.2 million increase in domestic chicken sales to $151.6. The decrease in Mexican chicken sales was primarily due to a 22.7% decrease in total revenue per dressed pound produced due to lower prices for poultry products and the effects of a change in Mexican operations sales mix offset partially by a 11.1% increase in dressed pounds produced. The increase in sales of other domestic products was primarily due to increased sales of Pilgrim's retail feed products offset partially by lower sales of poultry by-products and commercial eggs.
The increase in domestic chicken sales was primarily due to a .6% increase in dressed pounds produced offset partially by a .2% decrease in the total revenue per dressed pound produced.

Consolidated cost of sales was $196.8 million in the second quarter of fiscal 1994, an increase of $1.6 million, or .8%, over the second quarter of fiscal 1993. The increase resulted from a $5.4 million increase in the cost of sales from domestic operations offset partially by a $3.8 million decrease in cost of sales of Mexican operations.

The cost of sales increase in domestic operations of $5.4 million was primarily due to a 11.1% increase in feed ingredient costs, increased cost of sales in the Company's sales of other domestic products and a .6% increase in dressed pounds produced.

The cost of sales decrease in Mexican operations of $3.8 million was primarily due to lower live production costs due to increased efficiency's occurring while feed ingredient costs increased 10.4% and total dressed pounds produced increased 11.1%.

Gross profit as a percentage of sales decreased to 11.8% in the second quarter of fiscal 1994 from 14.3% in the second quarter of fiscal 1993. The decreased gross profit of the Company's Mexican operation was primarily the result of a 22.7% decease in total revenue per dressed pound partially offset by a decease in average cost of sales per dressed pound. The decreased gross profit in domestic chicken operations was a result of increased cost of sales per dressed pound partially offset by an increase in total revenues per dressed pound.

Consolidated selling general and administrative expenses were $14.4 million for the second quarter of fiscal 1994, an increase of $.7 million or 5.2%, when compared to the second quarter of fiscal 1993. Consolidated selling, general and administrative expenses as a percentage of sales increased to 6.4% compared to 6.0% in the second quarter of fiscal 1993; these increases were primarily due to increased selling expenses and provisions for losses on accounts receivable in the Company's Mexican operation offset partially by reduced selling and administrative costs in the Company's domestic operation and reduced accrued retirement and bonuses costs due to lower operating profits.

Consolidated operating income was $12.1 million for the second quarter of fiscal 1994 a decrease of $6.9 million, or 36.3%, when compared to the second quarter of 1993. The decrease was due primarily to lower margins.

Consolidated net interest expense was $5.0 million in the second quarter of fiscal 1994 a decrease of $3.1 million, or 38.2%, when compared to the second quarter of fiscal 1993. This decrease was due to a reduction of amortization of fees and expenses incurred for refinancing, lower outstanding debt and lower interest rates when compared to the second quarter of fiscal 1993.

Consolidated income tax expense as a percentage of income before income taxes decreased in the second quarter of fiscal 1994 to a benefit of $11,000 compared to an expense of $3.3 million in the second quarter of fiscal 1993. This reduction resulted from a restructuring of activities in Mexico and a change in the method of computing the income tax provision. See Note D to the Consolidated Financial Statements.

Six Months Ended April 2, 1994, Compared to
Six Months Ended April 3, 1993

The accounting cycle of Pilgrim's Pride Corporation, (the "Company"), consisted of 26 weeks of operations during the first six months of fiscal 1994 compared to 27 weeks during the first six months of fiscal 1993, an operating cycle reduction of 3.7%.

Consolidated net sales were $445.0 million for the first six months of fiscal 1994, a decrease of $3.1 million, or .7%, over the first six months of fiscal 1993. The decrease in consolidated net sales resulted from a $5.8 million decrease in Mexican chicken sales to $93.6 million offset partially by a $1.4 million increase in domestic chicken sales to $298.7 million and a $1.3 million increase in sales of other domestic products to $52.7 million. The decrease in Mexican chicken sales was primarily due to a 7.0% decrease in total revenue per dressed pound produced due to lower prices for poultry products and the effects of change in Mexican operations sales mix partially offset by a 1.2% increase in dressed pounds produced. The increase in domestic chicken sales was primarily due to a 3.7% increase in the total revenue per dressed pound produced offset partially by a 3.1% decrease in dressed pounds produced. The increase in sales of other domestic products was primarily due to increased sales of Pilgrim's retail feed products offset partially by lower sales of poultry by-products and commercial eggs.

Consolidated cost of sales was $387.5 million in the first six months of fiscal 1994, an increase of $.2 million, or less than .1% over the first six months of fiscal 1993. The increase resulted from an $11.0 million increase in the cost of sales in domestic operations offset by a $10.8 million decrease in cost of sales of Mexican operations.

The cost of sales increase in domestic operations of $11.0 million occurring while dressed pounds decreased 3.1% was primarily due to a 9.2% increase in feed ingredient costs, higher production costs and increased costs of sales in the Company's sales of other domestic products.

The $10.8 million cost of sales decrease in Mexican operations was primarily due to lower live production costs due to increased efficiency's occurring while feed ingredient costs increased 6.0% and total dressed pounds produced increased 1.2%.

Gross profit as a percentage of sales decreased to 12.9% in the first six months of fiscal 1994 from 13.6% in the first six months of fiscal 1993. The decreased gross profit of the Company's domestic chicken operation was a result of increased average cost of sales per dressed pound offset partially by an increase in total revenues per dressed pound. The increased gross profit of the Mexican operation was primarily a result of decrease in average cost of sales per dressed pound offset partially by a decrease of total revenues per dressed pound.

Consolidated selling, general and administrative expenses were $29.3 million for the first six months of fiscal 1994, an increase of $1.5 million or 5.4%, when compared to the first six months of fiscal 1993. Consolidated selling, general and administrative expenses as a percentage of sales increased in the first six months of fiscal 1994 to 6.6% compared to 6.2% in the first six months of fiscal 1993; these increases are primarily due to increased selling expenses and provisions for losses on accounts receivable in the Company's Mexican operation offset partially by reduced selling, general and administrative costs in the Company's domestic operation.

Consolidated operating income was $28.2 million for the first six months of fiscal 1994 a decrease of $4.8 million, or 14.6%, when compared to the first six months of 1993. The decrease was due primarily to lower margins in domestic operations described previously.

Consolidated net interest expense was $9.9 million a decrease of $4.6 million, or 31.7%, when compared to the first six months of fiscal 1993. This decrease was due to a reduction of amortization of fees and expenses incurred for refinancing, lower outstanding debt and lower interest rates when compared to the first six months of fiscal 1993.

Consolidated income tax expense as a percentage of income before income taxes decreased in the first six months of fiscal 1994 to 18.0% compared to 24.3% in the first six months of 1993. This decrease was due primarily to the restructuring of Mexico activities and the change in computation of the tax provision as discussed above. See Note D to the Consolidated Financial Statements.

Liquidity and Capital Resources

The Company's liquidity in the first six months of fiscal 1994 continued showing marked improvement from the previous year end due to record first six months net income. The Company's working capital at April 2, 1994 increased to $95.6 million ($85.8 million excluding current deferred income taxes recorded in connection with the adoption of FAS 109) from $72.7 million at October 2, 1993.

The current ratio at April 2, 1994 increased to 2.04 to 1 (1.94 to 1 excluding current deferred income taxes recorded in connection with the adoption of FAS
109) from 1.77 at 1 at October 2, 1993 and the Company's stockholder's equity increased to $147.8 million at April 2, 1994 from $132.3 million at October 2, 1993. The Company reduced its ratio of total debt to capitalization to 54.4% at April 2, 1994 from 58.3% at October 2, 1993. The Company maintains a $75 million revolving credit facility with available unused lines of credit of $60 million at May 13, 1994.

Trade accounts and other accounts receivable were $57.2 million at April 2, 1994, a $2.4 million decrease from October 2, 1993. This 4.0% decease was due primarily to a decrease in the amounts of property insurance claims receivable at April 2, 1994 and improved collections experienced in the second quarter of fiscal 1994.

Inventories were $104.2 million at April 2, 1994, a $12.4 million increase from October 2, 1993. This 13.5% increase was primarily due to an increased production which require higher inventories and higher feed costs which are included in live broiler and hens and feed, eggs and other inventories until such time as they are sold.

Accounts payable were $44.7 million at April 2, 1994, a 16.7% increase from October 2, 1993, primarily due to increases in feed ingredient costs.

Deferred tax assets recorded in accordance with FAS 109 were $19.1 million as of October 3, 1993. The company believes that all of these deferred tax assets will be realized through the reversal of existing temporary differences and anticipated future taxable earnings.

Capital expenditures for the first six months of fiscal 1994 were $15.0 million and were primarily incurred to improve efficiencies and for the routine replacement of equipment. The Company anticipates that it will spend $25.0 million or less for capital expenditures in fiscal year 1994 and expects to finance such expenditures with available operating cash flow and leases.


PART
II
Other Information

Item 6.  Exhibits and Reports on Form 8-K

The Company did not file any reports on Form 8-K during the six months ended April 2, 1994.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

					  PILGRIM'S PRIDE CORPORATION




Date  May 17, 1994                          /s/  Clifford E. Butler
					  Clifford E. Butler
					  Vice Chairman of the Board,
					  Chief Financial Officer and
					  Secretary and Treasurer
					  in his respective capacity
					  as such