Form 10-Q
period 1994-07-02
PILGRIMS PRIDE CORP
filed 1994-08-17
CIK 802481

THIS CONFORMING PAPER FORMAT DOCUMENT IS BEING SUBMITTED
PURSUANT TO RULE 902(G) OF REGULATION S-T

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                                FORM 10-Q
             QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended    July 2, 1994

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

Common Stock $.01     Par Value--- 27,589,250     shares as of August 16, 1994

                                  INDEX

              PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

     Item 1:    Financial Statements (Unaudited):

       Condensed consolidated balance sheets:

           July 2, 1994 and October 2, 1993

       Consolidated statements of income:

           Three months and nine months ended July 2, 1994 and July 3, 1993

       Consolidated statements of cash flows:

           Nine months ended July 2, 1994 and July 3, 1993

       Notes to condensed consolidated financial statements--July 2, 1994


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

     Item 6.    Exhibits and Reports on Form 8-K

Signatures


                    PART I.  FINANCIAL INFORMATION
             PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS

Item 1:  Financial Statements (Unaudited):

                                      July 2, 1994
                                       (Unaudited)     Oct 2, 1993
ASSETS
Current Assets:
  Cash and cash equivalents           $ 8,272,000       $ 4,526,000
  Trade accounts and notes
     receivable, net                   55,872,000        59,608,000
  Inventories                         102,756,000        91,794,000
  Deferred income taxes                10,282,000                --
  Prepaid expenses                        564,000         1,260,000
  Other current assets                  1,509,000         9,843,000
        Total Current Assets          179,255,000       167,031,000

Other Assets                           20,923,000        13,114,000

Property, Plant and Equipment         375,505,000       366,221,000
  Less accumulated depreciation
     and amortization                 130,646,000       123,520,000
                                      244,859,000       242,701,000

                                    $ 445,037,000     $ 422,846,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Notes payable - banks                $       --       $12,000,000
  Accounts payable                     39,913,000        38,330,000
  Accrued expenses                     31,663,000        30,370,000
  Current portion of long-term debt     8,345,000        13,643,000
        Total Current Liabilities      79,921,000        94,343,000

Long-Term Debt, less current portion  159,723,000       159,554,000

Deferred Income Taxes                  50,804,000        36,656,000

Stockholders' Equity:
  Common stock; $.01 par value            276,000           276,000
  Additional paid-in capital           79,763,000        79,763,000
  Retained earnings                    74,550,000        52,254,000

     Total Stockholders' Equity       154,589,000       132,293,000

                                    $ 445,037,000     $ 422,846,000
See notes to condensed consolidated financial statements.

                   PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)




                       Three Months Ended              Nine Months Ended

                     July 2, 1994  July 3, 1993      July 2, 1994  July 3, 1993
                      (13 weeks)    (13 weeks)        (39 weeks)    (40 weeks)

Net sales            $238,302,000  $220,645,000      $683,320,000  $668,769,000
Costs and expenses:
  Cost of sales       207,854,000   195,930,000       595,330,000   583,163,000
  Selling, general
  and administrative   15,211,000    13,186,000        44,541,000    41,023,000

                      223,065,000   209,116,000       639,871,000   624,186,000

    Operating Income   15,237,000    11,529,000        43,449,000    44,583,000

Other expense (income):
    Interest expense    4,893,000     6,233,000        14,810,000    20,749,000
    Miscellaneous         257,000       128,000        (1,387,000)     (656,000)

    Total other
    expense, net        5,150,000     6,361,000        13,423,000    20,093,000

Income before income
    taxes and
    extraordinary
    charge             10,087,000     5,168,000        30,026,000    24,490,000

Income tax expense      2,891,000     1,550,000         6,489,000     6,236,000
Net income before
    extraordinary
    charge              7,196,000     3,618,000        23,537,000    18,254,000
Extraordinary
    charge-early
    repayment of debt          --    (1,286,000)               --    (1,286,000)
         Net Income   $ 7,196,000   $ 2,332,000      $ 23,537,000  $ 16,968,000
                  						=========	  =========		   ==========    ==========
Net income per share
    before extraordinary
    charge            $       .26   $       .14      $       0.85  $       0.67
Extraordinary charge
    per share         $        --   $      (.05)     $         --  $       (.05)
Net income per share  $       .26   $       .09      $        .85  $        .62
Dividends per
    common share      $      .015   $        --      $       .045  $         --
Weighted average shares
    outstanding        27,589,250    27,589,250        27,589,250    27,589,250



See Notes to condensed consolidated financial statements.

                           PILGRIM'S PRIDE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                    Nine Months Ended
                                                 July 2, 1994   July 3, 1993
                                                  (39 weeks)     (40 weeks)
Cash Flow From Operating Activities:
 Net income                                     $ 23,537,000   $ 16,968,000
 Adjustments to reconcile net income to cash
  provided by operating activities:
   Depreciation and amortization                  18,888,000     20,422,000
   Provision for losses on accounts receivable     1,823,000        324,000
   Deferred income tax liability                   3,867,000      3,667,000
Changes in operating assets and liabilities:
   Accounts and notes receivable                   1,913,000     (7,241,000)
   Inventories                                   (10,922,000)    (1,503,000)
   Prepaid expenses and other current assets          (1,000)     1,916,000
   Accounts  payable and accrued expenses          3,290,000    (14,952,000)
   (Gain) loss on property disposals                  92,000       (229,000)
   Other                                            (100,000)       (88,000)
     Cash Provided By Operating Activities:       42,387,000     19,284,000

Investing Activities:
 Acquisitions of property and equipment          (20,988,000)    (6,584,000)
 Proceeds from property disposals                  1,242,000        577,000
 Net change in other assets                           74,000        649,000
     Net Cash Used In Investing Activities       (19,672,000)    (5,358,000)

Financing Activities:
 Proceeds from notes payable to banks              7,000,000     24,363,000
 Re-payments of notes payable to banks           (19,000,000)   (64,979,000)
 Proceeds from long-term debt                         31,000    126,468,000
 Payments on long-term debt                       (5,274,000)   (97,789,000)
 Cost of refinancing debt                                 --     (5,177,000)
 Cash dividends paid                              (1,655,000)      (414,000)
     Cash Used In Financing Activities           (18,898,000)   (17,528,000)
Effect of exchange rate changes on cash and cash
     equivalents                                     (71,000)       (41,000)
     Increase (decrease) in cash and cash
     equivalents                                   3,746,000     (3,643,000)
Cash and cash equivalents at beginning of year     4,526,000     11,550,000
     Cash and cash equivalents at end of period $  8,272,000    $ 7,907,000

Supplemental disclosure information:
 Cash paid during the period for
  Interest (net of amount capitalized)          $ 15,060,000   $ 21,006,000
  Income Taxes                                  $  2,740,000   $    978,000

See notes to condensed consolidated financial statements.

NOTES   TO   CONDENSED   CONSOLIDATED   FINANCIAL  STATEMENT (Unaudited)
______________________________________________________________________________

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended July 2, 1994 are not necessarily indicative of the results that may be expected for the year ended October 1, 1994. For further information, refer to the consolidated financial statements and footnotes thereto included in Pilgrim's annual report on Form 10-K for the year ended October 2, 1993.

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

NOTE B--NET INCOME PER COMMON SHARE

Earnings per share for the periods ended July 2, 1994 and July 3, 1993 are based on the weighted average shares outstanding for the periods.

NOTE C--INVENTORIES

Inventories consist of the following:
                                  July 2, 1994         Oct 2, 1993

Live broilers and hens            $ 51,238,000        $ 44,417,000
Feed, eggs and other                29,385,000          25,473,000
Finished poultry products           22,133,000          21,904,000
                                  $102,756,000        $ 91,794,000
                         							   ===========       			==========

NOTE D--INCOME TAXES

Effective October 3, 1993, the Company adopted the provisions of FAS Statement No. 109, "Accounting for Income Taxes." As permitted under the new rules, prior years' financial statements have not been restated.

The cumulative effect of adopting Statement 109 as of October 3, 1993 resulted in no change to the reported net income amounts for the nine months ended
July 2, 1994.

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


       Deferred tax liabilities:
          Tax over book depreciation            $ 23,004,000
          Prior use of cash accounting            32,758,000
            Total deferred tax liabilities        55,762,000

       Deferred tax assets:
          AMT credit carryforward                  3,967,000
          General business carryforward            2,462,000
          Net operating loss carryforwards         6,589,000
          Other                                    6,088,000
            Total deferred tax assets             19,106,000
               Net deferred tax liabilities     $ 36,656,000
                                    												  ==========

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

                     Percentage of Net Sales     Percentage of Net Sales
                        Three Months Ended          Nine Months Ended
                    July 2, 1994  July 3, 1993  July 2, 1994  July 3, 1993
                     (13 weeks)    (13 weeks)    (39 weeks)    (40 weeks)

Net sales             100.0%        100.0%        100.0%        100.0%

Costs and expenses:
Cost of sales          87.2%         88.8%         87.1%         87.2%
Gross profit           12.8%         11.2%         12.9%         12.8%
Selling, general and
    administrative      6.4%          6.0%          6.5%          6.1%

Operating Income        6.4%          5.2%          6.4%          6.7%
Interest expense        2.1%          2.8%          2.2%          3.1%

Income before income
   taxes and
   extraordinary charge 4.2%          2.3%          4.4%          3.7%

Net Income before
   extraordinary charge 3.0%          1.6%          3.4%          2.7%
Extraordinary
   charge-early
   repayment of debt      0%           .6%            0%           .2%

Net Income              3.0%          1.1%          3.4%          2.5%

Third Quarter 1994, Compared to
Third Quarter 1993

Consolidated net sales were $238.3 million for the third quarter of fiscal 1994, an increase of $17.7 million, or 8.0%, over the third quarter of fiscal 1993. The increase in consolidated net sales resulted from a $14.8 million increase in domestic chicken sales to $166.9 million, a $4.0 million increase in Mexican chicken sales to $47.9 million offset partially by a $1.1 million decrease in sales of other domestic chicken products to $23.6 million. The increase in domestic chicken sales was primarily due to a 7.3% increase in the total revenue per dressed pound produced and a 2.3% increase in dressed pounds produced. The increase in Mexican chicken sales was primarily due to a 13.8% increase in the total revenue per dressed pound produced offset partially by a 4.2% decrease in dressed pounds produced. The increased net chicken sales both domestically and in Mexico were caused primarily by stronger demand for chicken products resulting in higher sales prices. The decrease in sales of other domestic products was primarily due to lower sales of commercial eggs due to lower prices offset partially by increased sales of retail feed products.

Consolidated cost of sales was $207.9 million in the third quarter of fiscal 1994, an increase of $11.9 million or 6.1%, over third quarter of fiscal 1993. The increase resulted from a $13.5 million increase in the cost of sales from domestic operations offset partially by a $1.6 million decrease in cost of sales of Mexican operations.

The cost of sales increase in domestic operations of $13.5 million was primarily due to a 10.1% increase in feed ingredient costs, a 2.3% increase in dressed pounds produced and increased costs of sales in the Company's sales of other domestic products.

The cost of sales decrease in Mexican operations of $1.6 million was primarily due to a 4.2% decrease in dressed pounds produced and lower live production costs due to increased efficiencies.

Gross profit as a percentage of sales increased to 12.8% in the third quarter of fiscal 1994 from 11.2% in the third quarter of fiscal 1993. The increased gross profit of the Company's Mexican operation was primarily the result of a 13.9% increase in total revenue per dressed pound offset partially by slightly higher average cost of sales per dressed pound. The increased gross profit in domestic chicken operations was a result of increased total revenues per dressed pound offset partially by increased cost of sales per dressed pound. The decreased gross profit in other domestic products was primarily due to lower sales prices for commercial eggs and poultry by-products.

Consolidated selling general and administrative expenses were $15.2 million for the third quarter of fiscal 1994, an increase of $2.0 million or 15.4%, when compared to the third quarter of fiscal 1993. Consolidated selling, general and administrative expenses as a percentage of sales increased to 6.4% for the third quarter of fiscal 1994 compared to 6.0% in the third quarter of fiscal 1993; these increases were primarily due to increased provisions for losses on accounts receivable and selling expenses in the Company's Mexican operation, increased accrued retirement and bonuses costs due to higher operating profits offset partially by reduced selling and administrative costs in the Company's domestic operation.

Consolidated operating income was $15.2 million for the third quarter of fiscal 1994 an increase of $3.7 million, or 32.2%, when compared to the third quarter of fiscal 1993. The increase was due primarily to higher margins which were a result of the reasons discussed above.

Consolidated net interest expense was $4.9 million in the third quarter of fiscal 1994 a decrease of $1.3 million or 21.5%, when compared to the third quarter of fiscal 1993. This decrease was due to a reduction of amortization of fees and expenses incurred for refinancing, lower outstanding debt and lower interest rates when compared to the third quarter of fiscal 1993.

Consolidated income tax as a percentage of income before income taxes decreased in the third quarter of fiscal 1994 to 28.7% compared to 30.0% in the third quarter of fiscal 1993 due primarily to the restructuring of Mexico activities and the changes in computation of the tax provision as discussed above. See Note D to the Consolidated Financial Statement.

Nine Months Ended July 2, 1994, Compared to
Nine Months Ended July 3, 1993

The accounting cycle of Pilgrim's Pride Corporation, (the "Company"), consisted of 39 weeks of operations during the first nine months of fiscal 1994 compared to 40 weeks during the first nine months of fiscal 1993, an operating cycle reduction of 2.5%.

Consolidated net sales were $683.3 million for the first nine months of fiscal 1994, an increase of $14.6 million, or 2.2%, over the first nine months of fiscal 1993. The increase in consolidated net sales resulted from a $16.2 million increase in domestic chicken sales to $465.6 million, a $.2 million increase in sales of other domestic products to $76.3 million offset partially by a $1.9 million decrease in Mexican chicken sales to $141.4 million. The increase in domestic chicken sales was primarily due to a 5.0% increase in the total revenue per dressed pound produced partially offset by a 1.3% decrease in dressed pounds produced. The increased domestic chicken sales was caused by stronger demand for chicken products resulting in higher sales prices. The increase in sales of other domestic products was primarily due to increased sales of retail feed products offset partially by lower sales of commercial eggs and poultry by-products. The decrease in Mexican chicken sales was primarily due to a 2.0% decrease in the total revenue per dressed pound produced due to lower prices, the effects of change in Mexican operation's sales mix and a .7% decrease in total dressed pounds produced.

Consolidated cost of sales was $595.3 million in the first nine months of fiscal 1994, a $12.2 million increase, or 2.1% over the first nine months of fiscal 1993. The increase resulted from a $24.6 million increase in the cost of sales in domestic operations offset by a $12.4 million decrease in cost of sales of Mexican operations.

The cost of sales increase in domestic operations of $24.6 million was primarily due to a 9.6% increase in feed ingredient costs, increased production costs per dressed pound produced and increased costs of sales in the Company's sales of other domestic products occurring while dressed pounds produced decreased 1.3%.

The cost of sales decrease in Mexican operations of $12.4 million was primarily due to lower live production costs due to increased efficiencies.

Gross profit as a percentage of sales increased to 12.9% in the first nine months of fiscal 1994 from 12.8% in the first nine months of fiscal 1993.
The increased gross profit of the Company's Mexican operations was primarily the result of higher margin caused by a 10.8% decrease in average cost of sales per dressed pound offset partially by a 2.0% decrease in total revenue per dressed pound. The decreased gross profit for domestic operations was primarily the result of lower margins caused by higher costs offset partially by higher sales prices.

Consolidated selling, general and administrative expenses were $44.5 million for the first nine months of fiscal 1994, an increase of $3.5 million or 8.6%, when compared to the first nine months of fiscal 1993. Consolidated selling, general and administrative expenses as a percentage of sales increased in the first nine months of fiscal 1994 to 6.5% compared to 6.1% in the first nine months of fiscal 1993; these increases are primarily due to increased
provisions for losses   on accounts receivable and selling expenses in the
Company's Mexican operation, increased accrued retirement and bonuses costs due to higher operating profits offset partially by reduced selling and administrative costs in the Company's domestic operations.

Consolidated operating income was $43.5 million for the first nine months of fiscal 1994, a decrease of $1.1 million, or 2.5%, when compared to the first nine months of 1993. The decrease was due primarily to lower margins in domestic operations offset partially by higher margins in the Company's Mexican operations which were a result of reasons previously discussed.

Consolidated net interest expense was $14.8 million a decrease of $5.9 million, or 28.6%, when compared to the first nine months of fiscal 1993. This decrease was due to a reduction of amortization of fees and expenses incurred for refinancing, and lower amounts of outstanding debt when compared to the first nine months of fiscal 1993.

Consolidated income tax expense as a percentage of income before income taxes decreased in the first nine months of fiscal 1994 to 21.6% compared to 25.5% in the first nine months of 1993. This decrease was due primarily to the restructuring of Mexico activities and the change in computation of the tax provision as discussed above. See Note D to the Consolidated Financial Statements.

Liquidity and Capital Resources

The Company's liquidity in the first nine months of fiscal 1994 improved from the previous year end due to record first nine months net income. The Company's working capital at July 2, 1994 increased to $99.3 million ($89.1 million excluding current deferred income taxes recorded in connection with the adoption of FAS 109) from $72.7 million at October 2, 1993. The current ratio at July 2, 1994 increased to 2.24 to 1 (2.11 to 1 excluding current deferred income taxes recorded in connection with the adoption of FAS 109) from 1.77 to 1 at October 2, 1993 and the Company's stockholder's equity increased to $154.6 million at July 2, 1994 from $132.3 million at October 2, 1993. The Company reduced its ratio of total debt to capitalization to 52.1% at July 2, 1994 from 58.3% at October 2, 1993. The Company maintains a $75 million revolving credit facility maturing in May 1997 with unused lines of credit of $63.9 million available at August 15, 1994. In July 1994, the Company secured $10 million in stand-by long-term financing from an existing lender, secured by existing collateral. The facility is available through June 20, 1995 and the Company expects to renew the facility annually unless drawn upon.

Trade accounts and other accounts receivable were $55.9 million at July 2, 1994, a $3.7 million decrease from October 2, 1993. This 6.3% decease was due primarily to a decrease in the amounts of property insurance claims receivable at July 2, 1994 and improved collections experienced in the third quarter of fiscal 1994.

Inventories were $102.8 million at July 2, 1994, a $11.0 million increase from October 2, 1993. This 11.9% increase was primarily due to an increased production which require higher inventories and higher feed costs which are included in live broiler and hens and feed, eggs and other inventories until such time as they are sold.

Other current assets were $1.5 million at July 2, 1994, a 84.7% decrease from October 2, 1993, due primarily to the reclassification of assets held for sale, principally farmland which had previously been used in the Company's non-poultry related farming operation discontinued during fiscal 1992, to other assets. The reclassification was made based on a change in the Company's expectation of when the assets in question will in fact be sold.

Accounts payable were $39.9 million at July 2, 1994, a 4.1% increase from October 2, 1993, primarily due to increases in feed ingredient costs.

Deferred tax assets recorded in accordance with FAS 109 were $19.1 million as of October 3, 1993. The company believes that all of these deferred tax assets will be realized through the reversal of existing temporary differences and anticipated future taxable earnings.

Capital expenditures for the first nine months of fiscal 1994 were $21.0 million and were primarily incurred to improve efficiencies and for the routine replacement of equipment. The Company anticipates that it will in total spend $27 million or less for capital expenditures in fiscal year 1994 and expects to continue to finance these expenditures with available operating cash flow and leases.

PART II
Other Information

Item 6.  Exhibits and Reports on Form 8-K

The Company did not file any reports on Form 8-K during the nine months ended July 2, 1994.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  PILGRIM'S PRIDE CORPORATION




Date  August 17, 1994             /s/ Clifford E. Butler
                                  Clifford E. Butler
                                  Vice Chairman of the Board,
                                  Chief Financial Officer and
                                  Secretary and Treasurer
                                  in his respective capacity
                                  as such