Form 10-K
period 1994-10-01
PILGRIMS PRIDE CORP
filed 1994-12-19
CIK 802481

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                      FORM 10-K

                      ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 1, 1994 Commission File number 1-9273

           PILGRIM'S PRIDE CORPORATION
(Exact name of registrant as specified in its charter)

           Delaware                     75-1285071
(State or other jurisdiction of        (I.R.S. Employer
incorporation or organization)          Identification No.)

     110 South Texas, Pittsburg, TX               75686-0093
(Address of principal executive offices)          (Zip code)

Registrant's telephone number, including area code:  (903) 855-1000

Securities registered pursuant to Section 12 (b) of the Act:

                                      Name of each exchange on
Title of each class                       which registered
Common Stock, Par Value $0.01         New York Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Registrant's Common Stock, $0.01 par value, held by non- affiliates of the Registrant as of December 15, 1994, was $43,597,875. For purposes of the foregoing calculation only, all directors, executive officers, and 5% beneficial owners have been deemed affiliates.

27,589,250 shares of the Registrant's common stock, $.01 par value, were outstanding as of December 15, 1994.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's proxy statement for the annual meeting of stockholders to be held February 1, 1995, are incorporated by reference into Part III.

                         PILGRIM'S PRIDE CORPORATION
                                 FORM 10-K
                            TABLE OF CONTENTS

                                  PART I

Item 1.   Business
Item 2.   Propertiess
Item 3.   Legal Proceedings
Item 4.   Submission of Matters to a Vote of Security Holders

                                  PART II
Item 5.   Market for Registrant's Common Stock and Related Security Holder
          Matters
Item 6.   Selected Financial Data
Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition
Item 8. Financial Statements and Supplementary Data (see Index to Financial Statements and Schedules below)
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                                   PART III
Item 10.  Directors and Executive Officers of Registrant
Item 11.  Executive Compensation
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management
Item 13.  Certain Relationships and Related Transactions

                                   PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K
Signatures

                 INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
Report of Ernst & Young LLP--Independent Auditors
Consolidated Balance Sheets as of October 1, 1994 and October 2, 1993 Consolidated Statements of Income (Loss) for the years ended
     October 1, 1994, October 2, 1993 and September 26, 1992 Consolidated Statements of Stockholder's Equity for the years ended
     October 1, 1994, October 2, 1993 and September 26, 1992 Consolidated Statements of Cash Flows for the years ended
     October 1, 1994, October 2, 1993 and September 26, 1992
     Notes to Consolidated Financial Statements
Schedule II - Amounts Receivable from Related Parties and Underwriters, Promoters and Employees other than Related Parties for the years ended October 1, 1994, October 2, 1993 and September 26, 1992
Schedule V - Property, Plant and Equipment for the years ended
     October 1, 1994, October 2, 1993 and September 26, 1992
Schedule VI - Accumulated Depreciation, Depletion and Amortization of Property, Plant and Equipment for the years ended October 1,
1994, October 2, 1993 and September 26, 1992
Schedule VIII - Valuation and Qualifying Accounts for the years ended October 1, 1994, October 2, 1993 and September 26, 1992
Schedule IX - Short-Term Borrowings for the years ended October 1, 1994, October 2, 1993 and September 26, 1992.
Schedule X - Supplementary Income Information for the years ended October 1, 1994, October 2, 1993 and September 26, 1992

                                 PART I

Item 1.   Business

General
     The Company, which was incorporated in Texas in 1968 and reincorporated in Delaware in 1986, is the successor to a predecessor partnership founded in 1946 by Lonnie "Bo" Pilgrim and his brother, Aubrey
E. Pilgrim, as a retail feed store. Over the years, the Company grew through both internal growth and various acquisitions of farming operations and chicken processors. In addition to domestic growth, the Company expanded into Mexico through acquisitions beginning in 1988 and subsequent substantial capital investments.

     The Company is a vertically integrated producer of chicken products, controlling the breeding, hatching and growing of chickens and the processing, preparation and packaging of its product lines. The Company is the fifth largest producer of chicken in the United States, with production and distribution facilities located in Texas, Arkansas, Oklahoma and Arizona, and the second largest producer of chicken in Mexico, with production and distribution facilities located in Mexico City and the states of Coahuila, San Louis Potosi, Queretaro and Hidalgo. The Company is also a producer of table eggs, animal feeds and ingredients. See Note H to the Consolidated Financial Statements of the Company for information concerning revenues, operating profit and identifiable assets attributable to the Company's U.S. and Mexican operations.

     The Company's chicken products consist primarily of (i) prepared foods, which include portion-controlled breast fillets, tenderloins and strips, formed nuggets and patties and bone-in chicken parts, which are generally sold frozen and may be either fully cooked or ready to cook; (ii) fresh foodservice chicken, which includes whole or cut-up chicken for the foodservice industry; (iii) prepackaged chicken, which includes various combinations of chicken parts in trays and fresh whole chickens labeled and priced ready for the retail grocer's fresh meat counter; and (iv) bulk packaged chicken parts and whole chicken, which is sold eviscerated in the U.S. and in both eviscerated and uneviscerated forms in Mexico.

     During recent years, the Company's strategy has been to identify and develop specific, defined markets where it can achieve significant advantages over competing suppliers. Management believes that this strategy has enabled the Company to achieve both higher rates of growth and higher profits than otherwise would have resulted. The Company has targeted three principal markets: U.S. foodservice, U.S. consumer and Mexico. The following table sets forth, for the periods since 1990, net sales attributable to each of the Company's primary markets and net sales attributable to certain products sold within such market. The table is based on the Company's internal sales reports and its classification of product types and customers.


                                           Fiscal Year Ended
                           September September  September October  October
                           29, 1990  28, 1991   26, 1992  2, 1993  1, 1994
                           (52 Weeks)(52 Weeks)(52 Weeks)(53 Weeks)(52 Weeks)

                                            (in thousands)
Chicken Sales:
 U.S. Foodservice:
  Prepared foods........... $112,509  $151,661  $178,185   $183,165  $205,224
  Fresh Foodservice chicken  118,158   127,303   126,472    149,197   155,294
   Total U.S. Foodservice..  230,667   278,964   304,657    332,362   360,518

 U.S. Consumer:
  Prepared foods...........   60,069    60,188    85,700     89,822    61,068
   Prepackaged chicken.....  122,907   125,897   105,636    100,063   125,133
   Bulk-packaged chicken...   95,907    85,323    72,724     77,709    88,437
    Total U.S. Consumer....  278,883   271,408   264,060    267,594   274,638

Mexico:
  Bulk-packaged chicken....   110,632   141,570   160,620   188,754   188,744
   Total Chicken Sales.....   620,182   691,942   729,337   788,710   823,900
  Sales of Other
  Domestic Products........   100,373    94,709    88,024    99,133    98,709
   Total Net Sales.........  $720,555  $786,651  $817,361  $887,843  $922,609


United States
     The following table sets forth, since fiscal 1990, the percentage of net U.S. chicken sales attributable to each of the Company's primary U.S. markets and certain products sold within such markets. The table and related discussion are based on the Company's internal sales reports and its classification of product types and customers.


                                            Fiscal Year Ended
                           September September September  October   October
                           29, 1990  28, 1991  26, 1992   2, 1993   1, 1994
                          (52 Weeks)(52 Weeks)(52 Weeks)(53 Weeks)(52 Weeks)
Foodservice:
 Prepared foods ...........  22.1%     27.6%     31.3%     30.5%     32.3%
 Fresh Foodservice chicken.  23.2      23.1      22.2      24.9      24.5
  Total Foodservice........  45.3%     50.7%     53.5%     55.4%     56.8%
Consumer:
 Prepared foods............  11.8%     10.9%     15.1%     15.0%      9.6%
 Prepackaged chicken.......  24.1      22.9      18.6      16.6      19.7
 Bulk-packaged chicken.....  18.8      15.5      12.8      13.0      13.9
  Total Consumer...........  54.7%     49.3%     46.5%     44.6%     43.2%

     Strategy
     Domestic chicken sales can be segmented into two principal markets
- - - foodservice and consumer. The Company's strategy is to (i) focus on the development of the prepared foods business within each of these two markets, which is generally characterized by higher growth and more stable margins than the chicken industry as a whole; and (ii) achieve significant cost and product advantages over competing suppliers across all market segments, thereby achieving greater growth in sales and profits than would otherwise result.

     U.S. Foodservice
     The majority of the Company's U.S. chicken sales are derived from products sold to the foodservice market. The foodservice market principally consists of chain restaurants, institutions and foodservice distributors located throughout the continental United States, which purchase chicken products ranging from fully cooked and frozen chicken nuggets to portion-controlled refrigerated chicken parts. As the second largest full-line supplier of chicken to the foodservice market, the Company believes it is well-positioned to be a major supplier to large customers who require multiple suppliers of chicken products.
Additionally, the Company believes it is well- positioned to meet the needs of midsized customers who require a primary supplier of chicken products. Due to its comparatively large size in this market, management believes the Company has significant competitive advantages in terms of product capability, production capacity, research and development expertise, and distribution and marketing experience relative to smaller producers. As a result of these competitive advantages, the Company's sales to the foodservice market from fiscal 1990 through fiscal 1994 grew at a compound annual growth rate of approximately 12%, while, based on industry data, the Company estimates that total industry dollar sales to the foodservice market during this period grew at a compound annual growth rate of approximately 5%. The Company markets two main types of products to the foodservice market: prepared foods and fresh foodservice chicken.

     Prepared Foods: Prepared foods sales to the foodservice market were $205 million in fiscal 1994 and have increased at a compound annual growth rate of approximately 16% from fiscal 1990 through fiscal 1994. The Company's prepared foods products include portion-controlled breast fillets, tenderloins and strips, formed nuggets and patties and bone-in chicken parts, which are generally sold frozen and in various stages of preparation, including blanched, battered, breaded and partially or fully-cooked. The Company attributes this growth in sales of prepared foods to the foodservice market to a number of factors:

     First, there has been significant growth in the number of foodservice operators offering chicken on their menus and the number of chicken items offered;

     Second, there is a strong need among larger foodservice companies for a second supplier upon which they rely to ensure supply, encourage innovation and new product development and provide price competition due, in part, to the dominance of the Company's principal competitor in the prepared foods market. The Company has been successful in its attempt to become a second supplier to many large foodservice companies because it (i) is vertically integrated, giving the Company control over raw material supplies, (ii) has the capability to produce many types of chicken items and (iii) has established a reputation for dependable quality, service and technical support;

     Third, as a result of the experience and reputation developed with larger customers, the Company has increasingly become the principal supplier to midsized foodservice organizations; and

     Fourth, the Company's in-house product development group, responding to the changing needs of the foodservice market, has enabled the Company to provide foodservice customers with new and improved prepared foods. Approximately $94 million of the Company's sales to foodservice customers in 1994 consisted of products which were not sold by the Company in 1990.

     The Company establishes prices for its prepared chicken products based primarily upon perceived value to the customer, production costs and prices of competing products. However, many of these products are priced according to formulas which are based on an underlying commodity market, and this factor causes some revenue fluctuation correspondingly with such markets.

     Fresh Foodservice Chicken: The Company produces and markets fresh, refrigerated chicken for sale to domestic quick-service restaurant chains, delicatessens and other customers. These chickens have the giblets removed, are usually of specific weight ranges and are usually pre-cut to customer specifications. By growing and processing to customers specifications, the Company is able to assist quick service restaurant chains in controlling costs and maintaining size consistency of chicken pieces sold to the consumer. Most of these products are sold to established customers based upon certain weekly market prices reported by the U.S.D.A., plus a markup, which is dependent upon the customer's location, volume, product specifications and other factors.

     U.S. Consumer
     The U.S. consumer market consists primarily of grocery store chains, retail distributor and wholesale clubs. The Company concentrates its efforts in this market on sales of prepared foods, branded, prepackaged chicken and bulk-packaged, whole chicken to grocery chains and retail distributors in the midwestern, southwestern and western portions of the United States. This regional marketing focus enables the Company to capitalize on proximity to the ultimate consumer, both in terms of lower transportation costs and enhanced product freshness. For a number of years the Company has invested in both trade and consumer marketing designed to establish high levels of brand name awareness and consumer preferences within these markets.

     Prepared Foods: The Company sells consumer-prepared foods to grocery store chains primarily located in the midwestern, southwestern and western portions of the U.S. and, until January 1994, to wholesale clubs located throughout the continental U.S. The wholesale club industry is characterized by a limited number of large national operators, each tending to purchase particular products from a limited number of suppliers. During 1994 the wholesale club industry consolidated significantly with the acquisition of Pace Membership Warehouse by Sam's Club and the merger of Price Club and Costco Wholesale Club. As a result of these consolidations, in January 1994 the Company lost a substantial portion of its wholesale club business; however, it was able to direct this prepared foods capacity to other lines of business with better overall gross margins and a more diversified customer base.

     Prepackaged Chicken: The Company's prepackaged products include various combinations of fresh whole chickens and chicken parts in trays, labeled and priced ready for the retail grocer's fresh meat counter.

     The Company utilizes numerous marketing techniques, including advertising, to develop and strengthen trade and consumer awareness and increase brand loyalty for its Pilgrim's Pride products. The Company's founder, Lonnie "Bo" Pilgrim, is the featured spokesman in the Company's television and radio commercials and a trademark cameo of a person in a Pilgrim's hat appears on all of the Company's branded products. As a result of this marketing strategy, the Company has established a well-known brand name in certain southwestern metropolitan markets, including the Dallas/Fort Worth area where, according to a market research company, the Company's brand name was recognized by 96% of grocery shoppers in an aided brand recall study conducted in 1994. Management believes that its branded products command a price premium in certain southwestern markets, which the Company believes can be attributed to its efforts to achieve brand awareness. The Company also maintains an active program to identify consumer preferences primarily by testing new product ideas, packaging designs and methods through taste panels and focus groups located in key geographic markets.

     Bulk-Packaged Chicken: The Company sells bulk whole chickens and cut-up parts primarily to retail grocers and food distributors in the United States. In recent years, the Company has de-emphasized its marketing of bulk-packaged chicken in the United States in favor of more value-added products. Historically, sales of the Company's bulk-packaged, whole chicken have been characterized by lower prices and greater price volatility than the Company's more value-added product lines. In the United States, prices of these products are negotiated daily or weekly and are generally lower than market prices quoted by the U.S.D.A.

     A significant portion of the Company's sales to the foodservice market and to the U.S. consumer market is governed by agreements with customers that provide for the pricing methods and volume of products to be purchased. The Company believes its practices with respect to sales to the foodservice market and the U.S. consumer market are generally consistent with those of its competitors.

Mexico
     Strategy
     In Mexico, the Company has made capital investments in advanced production technology, transferred experienced management personnel and utilized proven domestic production techniques in order to be a low cost producer of chicken. At the same time, the Company has directed its marketing efforts toward more value added chicken products. Management believes that this strategy has resulted in increased market share and higher profit margins relative to other Mexican chicken producers and has positioned the Company to participate in any growth in chicken demand which may occur in the future. Recent demand growth in Mexico is evidenced by the increase in per capita consumption of chicken in Mexico, from approximately 24 pounds in 1982 to approximately 38 pounds in 1994, according to an industry source.

     Background: The Mexican market is one of the Company's fastest growing markets and represented approximately 20% of the Company's net sales in fiscal 1994. The Company entered the Mexican market in 1981 when it began selling eggs on a limited basis. Recognizing favorable demographic trends and improving economic conditions in Mexico, the Company began exploring opportunities to produce and market chicken in Mexico. In fiscal 1988, the Company acquired four vertically integrated poultry production operations in Mexico for approximately $15.1 million. Since such acquisitions and through fiscal 1994, the Company has made capital expenditures in Mexico totaling $106 million to expand and improve such operations. The Company believes its facilities are among the most technologically advanced in Mexico. As a result of these expenditures, the Company has increased weekly production in its Mexico operations by over 300%. The Company believes that it is one of the lowest cost producers of chicken in Mexico. The Company continues to explore its business alternatives in the Mexican market, including possible acquisitions or the expansion of its existing operations.

     Products: During the last three years, the Company's Mexico operation has dramatically increased its value added sales of chicken products, which should provide higher, more stable margins. Although changing now, the market for chicken products in Mexico is less developed than in the United States with sales attributed to fewer, more basic products.

     Markets: The Company sells its Mexican chicken products primarily to large wholesalers and, to a lesser extent, to retailers through its own distribution network, which includes several warehouse facilities located throughout Central Mexico. The Company's customer base in Mexico covers a broad geographic area from Mexico City, the capital of Mexico with a population estimated to be over 20 million, to Saltillo, the capital of the State of Coahuila, about 500 miles north of Mexico City, and from Tampico on the Gulf of Mexico to Acapulco on the Pacific, which region includes the cities of San Luis Potosi and Queretaro, capitals of the states of the same name.


Competition
     The chicken industry is highly competitive and certain of the Company's competitors have greater financial and marketing resources than the Company. In the United States and Mexico, the Company competes principally with other vertically integrated chicken companies. In general, the competitive factors in the domestic chicken industry include price, product quality, brand identification, breadth of product line and customer service. Competitive factors vary by major market. In the foodservice market, competition is based on consistent quality, product development, service and price. In the domestic consumer market, management believes that product quality, brand awareness and customer service are the primary bases of competition. In Mexico, where product differentiation is limited, price and product quality are the most critical competitive factors.

Other Activities
     The Company markets fresh eggs under the Pilgrim's Pride brand name as well as private labels in various sizes of cartons and flats to domestic retail grocery and institutional foodservice customers located primarily in Texas. The Company has a housing capacity for approximately
2.3 million commercial egg laying hens which can produce approximately 41 million dozen eggs annually. Domestic egg prices are determined weekly based upon reported market prices. The domestic egg industry has been consolidating over the last few years with the 20 largest producers accounting for approximately 65% of the total number of egg laying hens in service during 1994. The Company competes with other domestic egg producers, primarily on the basis of product quality, reliability, price and customer service. According to an industry publication, the Company is the twenty-fourth largest producer of eggs in the United States.

     In fiscal 1994, the Company exported a small percentage of its domestically produced poultry products, primarily to Asian, Middle Eastern and European countries. While current activity in these markets contributes only a small percentage of sales, if export market conditions become more favorable, management believes the Company is well-positioned to increase sales to foreign countries.

     The Company has regional distribution centers located in Arlington, El Paso, Mt. Pleasant and San Antonio, Texas; Phoenix and Tucson, Arizona; and Oklahoma City, Oklahoma that distribute the Company's poultry products along with certain non-poultry products purchased from third parties to quick service restaurants. The Company's non-poultry distribution business is conducted primarily as an accommodation to these customers.

     The Company also converts chicken by-products into protein products primarily for sale to manufacturers of pet foods. In addition, the Company produces and sells livestock feeds at its feed mill and farm supply store in Pittsburg, Texas, to dairy farmers and livestock producers in northeastern Texas.


Regulation
     The chicken industry is subject to government regulation, particularly in the health and environmental areas. The Company's domestic poultry processing facilities are subject to on-site examination, inspection and regulation by the U.S.D.A. The F.D.A. inspects the production of the Company's domestic feed mills. The Company's Mexican food processing facilities and feed mills are subject to on-site examination, inspection and regulation by a Mexican governmental agency which performs functions similar to those performed by the U.S.D.A. and F.D.A. Since commencement of operations by the Company's predecessor in 1946, compliance with applicable regulations has not had a material adverse effect upon the Company's earnings or competitive position and such compliance is not anticipated to have a materially adverse effect in the future. Management believes that the Company is in substantial compliance with all applicable laws and regulations relating to the operations of its facilities.

     The Company anticipates increased regulation by the U.S.D.A.
concerning food safety, as well as by the F.D.A. concerning the use of medications in feed. Although the Company does not anticipate any such regulation having a material adverse effect upon the Company, no assurances can be given to that effect.

Employees and Labor Relations
     As of December 15, 1994, the Company employed approximately 7,200 persons in the U.S. and 3,100 persons in Mexico. Approximately 650 employees at the Company's Lufkin, Texas facility are members of a collective bargaining unit represented by Local 540 of the United Food and Commercial Workers Union (the "UFCW"). None of the Company's other domestic employees have union representation. The Company has operated the Lufkin facility since its purchase in 1986 without a collective bargaining agreement. Since February 1993, the Company has been negotiating with the UFCW to reach a collective bargaining agreement. On May 24 and 25, 1993, the Company experienced a UFCW-initiated work stoppage involving approximately 200 employees at the Lufkin facility. By May 26, 1993, substantially all of the employees had returned to work. On June 22, 1993, negotiations with the UFCW reached an impasse, and the Company implemented the terms of the last contract offer. The National Labor Relations Board has been asked to rule regarding the status of the impasse, but as of this filing, no ruling has been made. Unless and until a collective bargaining agreement is reached, there may be further work disruptions at this facility. However, because of the adequate labor supply in the Lufkin area and the Company's ability to shift portions of its production to other facilities, the Company does not believe that additional work disruptions, if any, will have a material adverse effect on the Company's operations or financial condition. In Mexico, most of the Company's hourly employees are covered by collective bargaining agreements as most employees are in Mexico. Except as described above, the Company has not experienced any work stoppages, and management believes that relations with the Company's employees are satisfactory.


Executive Officers of the Registrant
     As of December 15, 1994, the following were the Executive Officers of the Company. Officers are elected annually by the Board of Directors to serve at the pleasure of the Board of Directors.

Executive Officers of the Company     Age   Positions

Lonnie "Bo" Pilgrim                   66   Chief Executive Officer

Lindy M. "Buddy" Pilgrim              40   President and
                                           Chief Operating Officer

Clifford E. Butler                    52   Chief Financial Officer,
                                           Secretary and Treasurer

David Van Hoose                       52   President, Mexican Operations

Robert L. Hendrix                     58   Executive Vice President
                                           Operations

Terry Berkenbile                      44   Senior Vice President
                                           Sales & Marketing,
                                           Retail and Fresh Products

Richard A. Cogdill                    34   Senior Vice President
                                           Corporate Controller

Ray Gameson                           46   Senior Vice President
                                           Human Resources

O.B. Goolsby, Jr.                     47   Senior Vice President
                                           Prepared Foods

Michael D. Martin                     40   Senior Vice President
                                           DeQueen, Arkansas Complex

James J. Miner, Ph.D.                 66   Senior Vice President
                                           Technical Services

Michael J. Murray                     36   Senior Vice President
                                           Sales & Marketing, Prepared Foods

Robert N. Palm                        50   Senior Vice President,
                                           Lufkin, Texas Complex

Mr. L. A. Pilgrim has served as Chairman of the Board and Chief Executive Officer since the organization of the Company in 1968. Prior to the incorporation of the Company, Mr. Pilgrim was a partner in the Company's predecessor partnership business founded in 1945.

Mr. L. M. Pilgrim has been employed by the Company as President and Chief Operating Officer since March 1994, and was elected a Director on March 8, 1993. He was previously President of U.S. Operations and Sales & Marketing from April 1993 to March 1994. Up to October 1990, Mr. Pilgrim was employed by the Company for 12 years in marketing and 9 years in operations. From October 1990 to April 1993, he was President of Integrity Management Services, Inc., as consulting firm to the poultry industry. He is a nephew of Lonnie "Bo" Pilgrim.

Mr. Butler has been employed by the Company since 1969. He has been a Director of the Company since 1969, was named Senior Vice President of Finance in 1973, and became Chief Financial Officer and Vice Chairman of the Board in July 1983.

Mr. Van Hoose has been President of Mexican Operations since April 1993.
He was previously Senior Vice President, Director General, Mexican Operations since August 1990. Mr. Van Hoose was employed by Pilgrim's Pride in September 1988 as Senior Vice President, Texas Processing. Prior to that, Mr. Van Hoose was employed by Cargill, Inc., as General Manager of one of its chicken operations.

Mr. Hendrix has been Executive Vice President, Operations, of the Company since March 1994. Prior to that he served as Senior Vice President, NETEX Processing from August 1992 to March 1994 and as President and Chief of Complex Operations from July 1983 to March 1992. He became Senior Vice President in September 1981 when Pilgrim's Pride acquired Mountaire Corporation of DeQueen, Arkansas, and, prior thereto, he was Vice President of Mountaire Corporation.

Mr. Berkenbile was named Senior Vice President, Sales & Marketing, Retail and Fresh Products in July 1994. Prior to that he was Vice President, Sales & Marketing, Retail and Fresh Products since May 1993. From February 1991 to April 1993 Mr. Berkenbile was Director Retail Sales & Marketing at Hudson Foods. Prior to February 1991, Mr. Berkenbile was Director Plant Sales at Pilgrim's Pride.

Mr. Cogdill has been Senior Vice President, Corporate Controller, since August 1992. He was previously Vice President, Corporate Controller since October 1991. Prior to that he was a Senior Manager with Ernst & Young. He is a Certified Public Accountant.

Mr. Gameson has been Senior Vice President of Human Resources since October 1994. He previously served as Vice President of Human Resources since August, 1993. From December 1991 to July 1993, he was employed by Townsends, Inc. and served as Complex Human Resource, Manager. Prior to that he was employed by the Company as Complex Human Resource, Manager, at its Mt. Pleasant, Texas location.

Mr. Martin has been Senior Vice President, DeQueen, Arkansas Complex Manager, of the Company since April 1993. He previously served as Plant Manager at the Company's Lufkin, Texas operations and Vice President, Processing, at the Company's Mt. Pleasant, Texas, operations from September 1981 to April 1993. Prior to that he was employed by Mountaire Corporation of DeQueen, Arkansas, until it was acquired by the Company in 1981.

Dr. Miner, Ph.D., has been Senior Vice President, Technical Services, since April 1994. He has been employed by the Company and its predecessor partnership since 1966 and previously served as Senior Vice President responsible for live production and feed nutrition. He has been a Director since the incorporation of the Company in 1968.

Mr. Murray has been Senior Vice President, Sales & Marketing, Prepared Foods since October 1994. He previously served as Vice President of Sales and Marketing, Food Service since August 1993. From 1990 to July 1993, he was employed by Cargill, Inc. Prior to that, from March 1987 to 1990 he was employed by Pilgrim's Pride in a sales and marketing position and prior thereto, he was employed by Tyson Foods, Inc.

Mr. Palm has been Senior Vice President, Lufkin, Texas, Complex Manager of the Company, since 1985 and was previously employed by Plus-Tex Poultry, Inc., a company acquired by Pilgrim's Pride in 1985.


Item 2. Properties

Production and Facilities
     Breeding and Hatching
     The Company supplies all of its domestic chicks by producing its own hatching eggs from domestic breeder flocks owned by the Company, approximately 38% of which are maintained on 38 Company-operated breeder farms. The Company currently owns or contracts for approximately 6.4 million square feet of breeder housing on approximately 178 breeder farms. In Mexico, all of the Company's breeder flocks are maintained on Company-owned farms.

     The Company owns six hatcheries in the Unites States, located in Nacogdoches and Pittsburg, Texas, and DeQueen and Nashville, Arkansas, where eggs are incubated and hatched in a process requiring 21 days. Once hatched, the day-old chicks are inspected and vaccinated against common poultry diseases and transported by Company vehicles to grow-out farms.
The Company's six domestic hatcheries have an aggregate production capacity of approximately 6.3 million chicks per week. In Mexico, the Company owns four hatcheries, which have an aggregate production capacity of approximately 1.9 million chicks per week.

     Grow-out
     The Company places its domestically grown chicks on approximately
929 grow-out farms located in Texas and Arkansas. These farms provide the Company with approximately 43 million square feet of growing facilities. The Company operates 32 grow-out farms which account for approximately 10% of its total annual domestic chicken capacity. The Company also places chicks with farms owned by affiliates of the Company under grow-out contracts. The remaining chicks are placed with independent farms under grow-out contracts. Under such grow-out contracts, the farmers provide the facilities, utilities and labor. The Company supplies the chicks, the feed and all veterinary and technical services. Contract grow-out farmers are paid based on live weight under an incentive arrangement. In Mexico, the Company owns approximately 58% of its grow-out farms and contracts with independent farmers for the balance of its production. Arrangements with independent farmers in Mexico are similar to the Company's arrangements with contractors in the United States.

     Feed Mills
     An important factor in the production of chicken is the rate at which feed is converted into body weight. The Company purchases feed ingredients on the open market. The primary feed ingredients include corn, milo and soybean meal, which historically have been the largest component of the Company's total production cost. The quality and composition of the feed is critical to the conversion rate, and accordingly, the Company formulates and produces its own feed. Domestically, the Company operates four feed mills located in Nacogdoches and Pittsburg, Texas and Nashville and Hope, Arkansas. The Company currently has annual domestic feed requirements of approximately 1.6 million tons and the capacity to produce approximately 1.9 million tons. The Company owns three feed mills in Mexico which produce all of the requirements of its Mexican operations. Mexican feed requirements are approximately .5 million tons with a capacity to produce approximately .6 million tons. In fiscal 1994, approximately 49% of the grain used was imported from the United States. However, this percentage fluctuates based on the availability and cost of local grain supplies.

     Feed grains are commodities subject to volatile price changes caused by weather, size of harvest, transportation and storage costs and the agricultural policies of the United States and foreign governments. Although the Company can and sometimes does purchase grain in forward markets, it cannot eliminate the potential adverse effect of grain price increases.

     Processing
     Once the chickens reach processing weight, they are transported in the Company's trucks to the Company's processing plants. These plants utilize modern, highly automated equipment to process and package the chickens. The Company periodically reviews possible application of new processing technologies in order to enhance productivity and reduce costs. The Company's five domestic processing plants, two of which are located in Mt. Pleasant, Texas, and the remainder of which are located in Dallas and Lufkin, Texas, and DeQueen, Arkansas, have the capacity, under present U.S.D.A. inspection procedures, to produce approximately 1 billion pounds of dressed chicken annually. The Company's three processing plants located in Mexico, which perform fewer processing functions than the Company's U.S. facilities, have the capacity to process approximately 340 million pounds of dressed chicken annually.

     Prepared Foods Plant
     The Company's prepared foods plant in Mt. Pleasant, Texas, was constructed in 1986 and expanded in 1987. This facility has deboning lines, marination systems, batter/breading systems, fryers, ovens, both mechanical and cryogenic freezers, a variety of packaging systems and cold storage. This plant is currently operating at the equivalent of two shifts a day for five and one- half days a week. If necessary, the Company could add additional shifts during the remaining days of the week.

     Egg Production
     The Company produces eggs at three farms near Pittsburg, Texas.
One farm is owned by the Company, while two farms are operated under contract by an entity owned by a major stockholder of the Company. The eggs are cleaned, sized, graded and packaged for shipment at processing facilities located on the egg farms. The farms have a housing capacity for approximately 2.3 million producing hens and are currently housing approximately 1.9 million hens.

     Other Facilities and Information
     The Company operates a rendering plant located in Mt. Pleasant, Texas, that currently processes by-products from approximately 1.6 million chickens daily into protein products, which are used in the manufacture of chicken and livestock feed and pet foods. The Company operates a feed supply store in Pittsburg, Texas, from which it sells various bulk and sacked livestock feed products. The Company owns an office building in Pittsburg, Texas, which houses its executive offices, and an office building in Mexico City, which houses the Company's Mexican marketing offices. The Company also owns approximately 16,500 acres of farmland previously used in the Company's non-poultry farming operations. The Company is currently in the process of disposing of such land and related assets.

     Substantially all of the Company's property, plant and equipment is pledged as collateral on its secured debt.


Item 3.   Legal Proceedings

     From time to time the Company is named as a defendant or co-defendant in lawsuits arising in the course of its business. The Company does not believe that such pending lawsuits will have a material adverse impact on the Company.


Item 4.   Submission of Matters to a Vote of Security Holders

               NOT APPLICABLE


                                 Part II


Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

     Quarterly Stock Prices and Dividends
     High and low sales prices and dividends were:

             Prices              Prices
              1994                1993             Dividends

Quarter   High      Low       High      Low      1994      1993

First     8 1/4     6 5/8    $7        $5 3/8    $.015     $. --
Second    9 1/4     6 5/8     9 1/2     6 1/4     .015      . --
Third     9         6 3/8     9 1/8     7 1/2     .015      .015
Fourth    9 5/8     7 1/4     8 5/8     7         .015      .015


     Pursuant to an agreement with some of the Company's secured lenders, dividends were suspended until the completion of the refinancing plans. Dividends were reinstated for the quarter ended July 3, 1993.

     The Company's stock is traded on the New York Stock Exchange
(ticker symbol CHX). The Company estimates there were approximately 12,500 holders (including individual participants in security position listings) of the Company's common stock as of December 15, 1994.

          S E L E C T E D   F I N A N C I A L   D A T A
          Pilgrim's Pride Corporation and Subsidiaries



                                           Years Ended
                1994       1993(a)      1992(b)     1991     1990      1989
                            (in thousands, except per share data)

OPERATING RESULTS SUMMARY:

Net sales     $922,609(c) $887,843    $817,361(c) $786,651 $720,555  $661,077
Gross margin   110,827     106,036(d)   32,802(d)   75,567   74,190    83,356
Operating
 income (loss)  59,955      56,102     (13,475)     31,039   33,379    47,014
Income (loss)
 before income
 taxes and
 extraordinary
 charge         42,448      32,838     (33,712)     12,235   20,463    31,027
Income tax
 expense
 (benefit)      11,390      10,543      (4,048)        (59)   4,826    10,745
Income (loss)
 before
 extraordinary
 charge         31,058      22,295      (29,664)    12,294   15,637    20,282
Extraordinary
 charge -
 early repayment
 of debt,
 net of tax          -      (1,286)           -         -         -         -
Net income
 (loss)         31,058      21,009      (29,664)    12,294    15,637   20,282

Per common share data:
Income (loss
 before
 extraordinary
 charge         $  1.1     $  0.81     $  (1.24)    $ 0.54    $ 0.69   $ 0.90
Extraordinary
 charge -
 early repayment
 of debt             -       (0.05)           -          -         -        -
Net income
 (loss)           1.13        0.76        (1.24)       0.54      0.69    0.90
Cash dividends    0.06        0.03         0.06        0.06      0.06    0.06
Book value(e)     5.86        4.80         4.06        4.97      4.49    3.86

BALANCE SHEET SUMMARY:
Working
 capital      $ 99,724    $ 72,688    $ 11,227   $ 44,882  $ 54,161  $ 60,313
 Total assets  438,683     422,846     434,566    428,090   379,694   291,102
Short-term
 debt            4,493      25,643      86,424     44,756    30,351     9,528
Long-term
 debt, less
 current
 maturities    152,631     159,554     131,534    175,776   154,277   109,412
Total
 stockholders'
 equity        161,696     132,293     112,112    112,353   101,414    87,132

KEY INDICATORS (As a percent of sales):
Gross Margin      12.0%       11.9%(d)     4.0%(d)    9.6%     10.3%     12.6%
Selling,
 general and
 administrative
 expenses          5.5%        5.6%(d)      5.7%(d)   5.7%      5.7%      5.5%
Operating income
 (loss)            6.5%        6.3%        (1.6)%     3.9%      4.6%      7.1%
Net interest
 expense           2.1%        2.9%          2.8%     2.5%      2.3%      2.7%
Net income (loss)  3.4%        2.4%         (3.6)%    1.6%      2.2%      3.1%

(a)  1993 had 53 weeks.
(b) During 1992, the Company changed the fiscal year-end of its Mexican subsidiaries from August to September to coincide with that of its domestic operations. 1992 operating results included the operations of the Mexican subsidiaries for the twelve months ended September 26, 1992. Operating results for the Mexican subsidiaries during the month of September, 1991 have been reflected as a direct addition to stockholders' equity. (See Note A to the Consolidated Financial Statements.)
(c) Excluded from net sales in 1994 and 1992 is approximately $.7 million and $2.2 million, respectively, of business interruption insurance proceeds resulting from a fire at the Company's prepared foods plant in Mt. Pleasant, Texas. (See Note I to the Consolidated Financial Statements.)
(d) Reflects reclassification of certain expenses from selling, general and administrative to cost of sales of $4.2 million and $1.8 million in 1993 and 1992, respectively. (See Note A to the Consolidated Financial Statements).
(e) Amounts are based on end-of-period shares of common stock outstanding.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

General
     The profitability of the chicken industry is affected by market prices of chicken and of feed grains, both of which may fluctuate significantly and exhibit cyclical characteristics. In an effort to reduce price volatility and to generate higher, more consistent profit margins, the Company has concentrated on the production and marketing of prepared food products, which generally have higher margins than the Company's other products. This concentration has resulted in an increase in sales of prepared food products as a percentage of total domestic net sales from 28.3% in fiscal 1990 to 39.0% in fiscal 1993. Management believes that sales of prepared food products will become a larger component of its total chicken sales, and, accordingly, changes in market prices for chicken and feed costs should have less impact on profitability.


RESULTS OF OPERATIONS

     Fiscal 1994 Compared to Fiscal 1993:
     The Company's accounting cycle resulted in 52 weeks of operations in fiscal 1994 and 53 weeks in fiscal 1993.

     Consolidated net sales were $922.6 million for fiscal 1994, an increase of $34.8 million, or 3.9%, over fiscal 1993. The increase in consolidated net sales resulted from a $35.2 million increase in domestic chicken sales to $635.2 million, partially offset by a $.4 million decrease in sales of other domestic products to $98.7 million. Mexican chicken sales remained constant at $188.7 million. The increase in domestic chicken sales was primarily due to a 3.9% increase in the total revenue per dressed pound produced and a 1.9% increase in dressed pounds produced. The constant Mexican chicken sales resulted from a 2.4% increase in dressed pounds produced offset by a 2.3% decrease in the total revenue per dressed pound produced.

     Consolidated cost of sales was $812.5 million in fiscal 1994, an increase of $30.7 million, or 3.9%, over fiscal 1993. The increase primarily resulted from a $35.9 million increase in cost of sales of domestic operations offset by a $5.2 million decrease in the cost of sales from Mexican operations.

     The cost of sales increase in domestic operations of $35.9 million was primarily due to a 5.7% increase in feed ingredient cost and a 1.9% increase in dressed pounds produced.

     The cost of sales decrease in Mexican operations of $5.2 million was primarily the result of a decrease in the average cost of sales per dressed pound produced, offset by a 2.4% increase in dressed pounds produced. The decrease in the average cost of sales per dressed pound produced when compared to the same period in 1993 was due to lower live production costs due to increased efficiencies.

     Gross profit as a percentage of sales increased to 12.0% in fiscal 1994 from 11.9% in fiscal 1993. The improved gross profit resulted primarily from increased gross profit in the Company's domestic chicken operations resulting primarily from increased total revenue per dressed pound. The increase in gross profit as a percentage of sales in Mexican chicken operations resulted from a decrease in the average cost of sales per dressed pound produced, resulting from reduced live production costs.

     Consolidated selling, general and administrative expenses were $50.9 million for fiscal 1994, an increase of $0.9 million, or 1.9%, when compared to fiscal 1993. Consolidated selling, general and administrative expenses as a percentage of sales decreased in fiscal 1994 to 5.5% from 5.6% in fiscal 1993.

     Consolidated operating income for fiscal 1994 was $60.0 million compared to $56.1 million in fiscal 1993. The increase was due primarily to higher margins in domestic and Mexican chicken operations as described previously.

     Consolidated net interest expense was $19.2 million in fiscal
1994, a decrease of $6.5 million, or 25.5%, when compared to fiscal 1993. This decrease was due to a reduction of fees and expenses incurred for refinancing and lower amounts of outstanding debt when compared to fiscal 1993.

     Fiscal 1993 Compared to Fiscal 1992:
     The Company's accounting cycle resulted in 53 weeks of operations in fiscal 1993 compared to 52 weeks in fiscal 1992.

     Consolidated net sales were $887.8 million for fiscal 1993, an increase of $70.5 million or 8.6%, over fiscal 1992. The increase in consolidated net sales resulted from a $31.2 million increase in domestic chicken sales to $600.0 million, a $28.2 million increase in Mexican chicken sales to $188.7 million and a $11.1 million increase in sales of other domestic products to $99.1 million. The increase in domestic chicken sales was primarily due to a 4.9% increase in dressed pounds produced and a .6% increase in the total revenue per dressed pound produced. The increase in Mexican chicken sales resulted from a 6.8% increase in dressed pounds produced and a 10.1% increase in the total revenue per dressed pound produced.

     Consolidated cost of sales was $781.8 million in fiscal 1993, a decrease of $5.0 million, or .6% over fiscal 1992. The decrease primarily resulted from an $8.8 million decrease in cost of sales of domestic operations offset by a $5.7 million increase in the cost of sales from Mexican operations.

     The cost of sales decrease in domestic operations of $8.8 million, occurring while dressed pounds produced increased 4.9%, was due primarily to reduced live production cost, improved efficiencies, lower feed cost and elimination of cost of sales resulting from the cessation of non-poultry farming operations. While average feed costs were lower in fiscal 1993 than the previous year, since the third quarter of fiscal 1993, feed costs have increased primarily attributable to flooding which occurred during the summer of 1993 in the Midwestern United States. Due to the commodity nature of feed there can be no assurance as to future feed costs.

     The cost of sales increase in Mexican operations of $5.7 million was primarily the result of a 6.8% increase in dressed pounds produced offset by a decrease in the average cost of sales per dressed pound produced. The decrease in the average cost of sales per dressed pound produced when compared to the same period in 1992, was due to decreased feed prices and reduced production costs resulting from improved performance levels which are a result of capital expenditures made by the Company in 1990 and 1991.

     Gross profit as a percentage of sales increased to 11.9% in fiscal 1993 from 4.0% in fiscal 1992. The improved gross profit resulted primarily from increased gross profit in the Company's domestic chicken operations resulting primarily from improved results in live production, improved efficiencies and decreased feed costs. The improved gross profit also results from significant improvement in gross profit on other domestic products including the elimination of the negative gross profit experienced in the same period of fiscal 1992 upon the cessation of non-poultry farming operations, and improved margins in the Company's commercial egg operations. The increase in gross profit as a percentage of sales in Mexican chicken operations resulted from a 10.1% increase in total revenue per dressed pound produced and a decrease in the average cost of sales per dressed pound produced, resulting from decreased feed prices and reduced production costs.

     Consolidated selling, general and administrative expenses were $49.9 million for fiscal 1993, an increase of $3.7 million, or 7.9%, when compared to fiscal 1992. The increase was not significantly attributable to any individual expense category with the exception of accrued retirement and bonuses which are dependent upon consolidated profits. Consolidated selling, general and administrative expenses as a percentage of sales decreased in fiscal 1993 to 5.6% compared to 5.7% in fiscal 1992.

     Consolidated operating income for fiscal 1993 was $56.1 million compared to an operating loss of $13.5 million in fiscal 1992. The increase was due primarily to higher margins in all areas of the Company's operations as described previously.

     Consolidated net interest expense was $25.7 million in fiscal
1993, an increase of $3.2 million, or 14.3% when compared to fiscal 1992. The increase was primarily due to higher rates on short-term borrowings due to the renegotiation of revolving credit agreements with lenders occurring in the third quarter of fiscal 1992 and the amortization of issue costs on interim financing agreements.

Liquidity and Capital Resources:

     The Company's liquidity improved from the previous year-end due to record net income. The Company's working capital increased to $99.7 million ($93.3 million, excluding current deferred income taxes recorded in connection with the adoption of FAS 109) from $72.7 million at the prior year-end. The current ratio increased to 2.34 to 1 (2.25 to 1, excluding current deferred income taxes recorded in connection with the adoption of FAS 109) from 1.77 to 1 at the prior year-end. Stockholder's equity for the Company increased to $161.7 million from $132.3 million at the prior year-end. The Company also reduced the ratio of total debt to capitalization from 58.3% at the prior year-end to 49.3%. The Company maintains a $75 million revolving credit facility maturing in May 1997 with unused lines of credit of $61.7 million available at November 15, 1994. In July 1994, the Company secured $10 million in stand-by long-term financing from an existing lender, secured by existing collateral. The facility is available through June 20, 1995 and the Company expects to renew the facility annually unless drawn upon.

     Trade accounts and other accounts receivable at October 1, 1994, were $53.3 million, a $6.3 million decrease from the 1993 fiscal year-end balance. This 10.6% decrease was due primarily to a decrease in the amounts of insurance claims receivable at year end 1994. See Note I to the Consolidated Financial Statements.

     Inventories were $100.7 million at October 1, 1994, a $9.0 million increase from October 2, 1993. This 9.8% increase was primarily due to increased production which requires higher inventories and higher feed costs which are included in live broiler and hens and feed, eggs and other inventories until such time as they are sold.

     Deferred tax assets recorded in accordance with FAS 109 were $14.4 million as of October 1, 1994, a $4.7 million decrease from October 2, 1993. The Company believes that all remaining deferred tax assets will be realized through the reversal of existing temporary differences and anticipated future taxable earnings.

     Other current assets were $1.2 million at October 1, 1994, a 87.3% decrease from October 2, 1993, due primarily to the reclassification of assets held for sale, principally farmland which had previously been used in the Company's non-poultry farming operation, to other assets. The reclassification was made upon conclusion that liquidation of these assets is not likely to occur within the next fiscal year.

     Capital expenditures for fiscal 1994 were $25.6 million primarily for additional production facilities and other projects designed to improve efficiencies and the routine replacement of equipment. The Company's capital budget for fiscal 1995 provides for capital expenditures of approximately $29 million, which the Company anticipates will be used to improve efficiencies. The Company expects to finance its 1995 capital expenditures with available operating cash flow and leases.

     Cash flows provided by (used in) operating activities were $60.7 million, $45.0 million and $(1.6) million in fiscal 1994, 1993 and 1992, respectively. The increase in cash flows provided by operating activities from fiscal 1993 to fiscal 1994 and fiscal 1992 to fiscal 1993 resulted primarily from increased net income in both fiscal 1994 and fiscal 1993.

     Cash provided by (used in) financing activities was $(30.3) million, $(40.3) million and $25.1 million in fiscal 1994, 1993 and 1992, respectively. The cash provided by (used in) financing activities primarily reflects the proceeds from the sales of stock in fiscal 1992 and debt retirements in fiscal 1994, 1993 and 1992.

     The Company's deferred income taxes have resulted primarily from the Company's change from the cash method of accounting to the accrual method of accounting for taxable periods beginning after July 2, 1988. The Company's deferred income taxes arising from such change in method of accounting will continue to be deferred as long as (i) at least 50% of the voting stock and at least 50% of all other classes of stock of the Company continue to be owned by the Lonnie "Bo" Pilgrim family and (ii) the Company's net sales from its agricultural operation in a taxable year equal or exceed the Company's net sales from such operations in its taxable year ending July 2, 1988. Failure of the first requirement will cause all of the deferred taxes attributable to the change in accounting method to be due. Failure of the second requirement will cause a portion of such deferred taxes to be due based upon the amount of the relative decline in net sales from the agricultural operations. The family of Lonnie "Bo" Pilgrim currently owns approximately 65.1% of the stock of the company. However, a sufficient amount of that stock is pledged to secure obligations to third parties such that foreclosure on that pledged stock by such third parties could result in the failure to satisfy one of the conditions to the continuation of the deferral of such deferred taxes. Management believes that likelihood of the (i) Pilgrim family ownership falling below 50%, or
(ii) gross receipts from agricultural activities falling below the 1988 level, is remote.

Impact of Inflation:
     Due to moderate inflation and the Company's rapid inventory turnover rate, the results of operations have not been adversely affected by inflation during the past three-year period.


Item 8.   Financial Statements and Supplementary Data

     The consolidated financial statements together with the report of independent auditors, and financial statement schedules are included on pages 34 through 51 of this document. Financial statement schedules other than those included herein have been omitted because the required information is contained in the consolidated financial statements or related notes, or such information is not applicable.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          NOT APPLICABLE


                                 PART III


Item 10.  Directors and Executive Officers of Registrant

     Reference is made to "Election of Directors" on pages 3 through 5 of Registrant's Proxy Statement for its 1994 Annual Meeting of
Stockholders, which section is incorporated herein by reference.

     Reference is made to "Compliance with Section 16(a) of the Exchange Act" on page 9 of Registrant's Proxy Statement for its 1994 Annual Meeting of Stockholders, which section is incorporated herein by reference.


Item 11.  Executive Compensation


Item 12.  Security Ownership of Certain Beneficial Owners and
          Management


Item 13.  Certain Relationships and Related Transactions

     Information responsive to Items 11, 12 and 13 is incorporated by reference from sections entitled "Security Ownership", "Election of Directors", "Executive Compensation", and "Certain Transactions" of the Registrant's Proxy Statement for its 1994 Annual Meeting of Stockholders.
Part IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on
          Form 8- K

(a) (1) The financial statements listed in the accompanying index to financial statements and schedules are filed as part of this report.

     (2) The schedules listed in the accompanying index to financial statements and schedules are filed as part of this report.

     (3)  Exhibits

2.1 Agreement and Plan of Reorganization dated September 15, 1986, by and among Pilgrim's Pride Corporation, A Texas corporation; Pilgrim's Pride Corporation, a Delaware corporation; and Doris Pilgrim Julian, Aubrey Hal Pilgrim, Paulette Pilgrim Rolston, Evanne Pilgrim, Lonnie "Bo" Pilgrim, Lonnie Ken Pilgrim, Greta Pilgrim Owens and Patrick Wayne Pilgrim (incorporated by reference from Exhibit 2.1 to the Company's Registration Statement on Form S-1 (No. 33-8805) effective November 14, 1986).

3.1 Certificate of Incorporation of the Company (incorporated by reference from Exhibit 3.1 of the Company's Registration Statement on Form S-1 (No. 33-8805) effective November 14, 1986).

3.2 By-Laws of the Company (incorporated by reference from Exhibit 3.2 to the Company's Registration Statement on Form S-1 (No. 33-8805) effective November 14, 1986).

4.1 Certificate of Incorporation of the Company (incorporated by reference from Exhibit 3.1 of the Company's Registration Statement on Form S-1 (No. 33-8805) effective November 14, 1986).

4.2 By-Laws of the Company (incorporated by reference from Exhibit 3.2 of the Company's Registration Statement on Form S-1 (No. 33-8805) effective November 14, 1986).

4.3 Indenture dated as of May 1, 1988, between the Company and Mtrust Corporation National Association relating to the Company's 14 1/4% Senior Notes Due 1995 (incorporated by reference from Exhibit 4.1 of the Company's Registration Statement on Form S-1 (No. 33- 21057) effective May 2, 1988).

4.4 First Supplemental Indenture dated as of October 4, 1990, between the Company and Ameritrust Texas, N.A. supplementing the Indenture dated as of May 1, 1988, between the Company and Mtrust Corporation National Association relating to the Company's 14 1/4% Senior Notes Due 1995 (incorporated by reference from Exhibit 4.4 of the Company's Form 8 filed on July 1, 1992).

4.5 Form of 14 1/4% Senior Note Due 1995 (incorporated by reference from Exhibit 4.2 of the Company's Registration Statement on Form S-1 (No. 33-21057) effective May 2, 1988).

4.6 Specimen Certificate for shares of Common Stock, Par value $.01 per share, of the Company (incorporated by reference from Exhibit 4.6 of the Company's Form 8 filed on July 1, 1992).

4.7  Form of Indenture between the Company and Ameritrust Texas
National Association relating to the Company's 10 7/8% Senior Subordinated Notes Due 2003 (incorporated by reference from Exhibit 4.6 of the Company's Registration Statement on Form S-1 (No. 33-59626) filed on March 16, 1993).

4.8 Form of 10 7/8% Senior Subordinated Note Due 2003 (incorporated by reference from Exhibit 4.8 of the Company's Registration Statement on Form S-1 (No. 33-61160) filed on June 16, 1993).

10.1 Pilgrim Industries, Inc., Profit Sharing Retirement Plan, restated as of July 1, 1987 (incorporated by reference from Exhibit 10.1 of the Company's Form 8 filed on July 1, 1992).

10.2 Bonus Plan of the Company (incorporated by reference from Exhibit
10.2 to the Company's Registration Statement on Form S-1 (No. 33- 8805) effective November 14, 1986).

10.3 Aircraft Lease dated November 15, 1984, by and between L.A.
Pilgrim d/b/a B.P. Leasing Company and the Company (incorporated by reference from Exhibit 10.5 to the Company's Registration Statement on Form S-1 (No. 33-8805) effective November 14, 1986).

10.4 Broiler Grower Contract dated November 11, 1985, between the
Company and Lonnie  "Bo" Pilgrim (Farm #30) (incorporated by reference from
Exhibit 10.9 to the Company's Registration Statement on Form S-1 (No. 33-8805) effective November 14, 1986).

10.5 Broiler Growing Agreements dated October 28, 1985, between the
Company and Monty K. Henderson d/b/a Central Farms and Lone Oak Farms (incorporated by reference from Exhibit 10.11 to the Company's Registration Statement on Form S-1 (No. 33-8805) effective November 14, 1986).

10.6 Broiler Growing Agreement dated March 27, 1986, between the
Company and Clifford E. Butler (incorporated by reference from Exhibit
10.12 to the Company's Registration Statement on Form S-1 (No. 33-8805) effective November 14, 1986).

10.7 Broiler Grower Contract dated July 10, 1990 between the Company and James J. Miner d/b/a/ BJM Farms (incorporated by reference from Exhibit
10.7 of the Company's Form 8 filed on July 1, 1992).

10.8 Commercial Egg Grower Contract dated July 1, 1986, between the Company and Pilgrim Poultry, Ltd. (incorporated by reference from exhibit
10.14 to the Company's Registration Statement on Form S-1 (No. 33-8805) effective November 14, 1986).

10.9 Agreement dated November 28, 1978, by and between the Company and Pilgrim Poultry, Ltd. (incorporated by reference from Exhibit 10.15 to the Company's Registration Statement on Form S-1 (No. 33- 8805) effective November 14, 1986).

10.10 Agreement between the Company and its Principal Shareholders dated October 2, 1974, as amended July 1, 1979 (incorporated by reference from
Exhibit 10.19 to the Company's Registration Statement on Form S-1 (No. 33-8805) effective November 14, 1986).

10.11 Note Purchase Agreement dated as of October 1, 1986, by and between the Company and Aetna Life Insurance Company with related Collateral Trust Indenture, as amended by First Supplemental Indenture dated as of November 1, 1986, and by letter dated September 29, 1987, Texas Mortgage, Arkansas Mortgage, Guarantee Agreement, as amended by First Amendment to Guarantee Agreement dated June 9, 1987, and Cash Pledge Agreement (incorporated by reference from Exhibit 10.21 of the Company's Registration Statement on Form S-1 (No. 33-21057) effective May 2, 1988).

10.12 Letter Agreement dated April 26, 1988, by and among Aetna Life Insurance Company, The Aetna Casualty and Surety Company, The Connecticut Bank and Trust Company and the Company and Letter Agreement dated April 26, 1988, by and among Bank of America National Trust and Savings Association, The Connecticut Bank and Trust Company and the Company amending Note Purchase Agreement dated as of October 1, 1986 (incorporated by reference from Exhibit 10.36 of the Company's Registration Statement on Form S-1 (No. 33-21057) effective May 2, 1988).

10.13 Note Purchase Agreement dated as of September 21, 1990, by and among the Company, Aetna Life Insurance Company and Bank of America National Trust and Savings Association (incorporated by reference from
Exhibit 10.20 of the Company's Form 8 filed on July 1, 1992).

10.14 Amended and Restated Collateral Trust Indenture dated as of September 21, 1990, by and between the Company and State Street Bank and Trust Company of Connecticut, N.A. with related Notes, Modification Agreements and First Amendment to Guaranty (incorporated by reference from Exhibit 10.21 of the Company's Form 8 filed on July 1, 1992).

10.15 Supplemental Indenture and Waiver dated as of December 9, 1991, by and between the Company and State Street Bank and Trust Company of Connecticut, N.A. with related Notes, Modification Agreements and First Amendment to Guaranty, Amended and Restated Collateral Trust Indenture dated as of September 20, 1990 (incorporated by reference from Exhibit
10.24 of the Company's Form 10-K for the year ended September 26, 1992).

10.16 Loan Agreement dated as of August 1, 1988, by and between the Company and Angelina and Neches River Authority Industrial Development Corporation, with related Reimbursement and Credit Agreement (incorporated by reference from Exhibit 10.22 of the Company's Form 8 filed on July 1,
1992).

10.17 Indenture of Trust dated as of August 1, 1988, related to Loan Agreement by and between the Company and Angelina and Neches River Authority Industrial Development Corporation, with related Bond,
Irrevocable Letter of Credit, Deed of Trust, Security Agreement, Assignment of Rents and Financing Statement (incorporated by reference from Exhibit
10.23 of the Company's Form 8 filed on July 1, 1992).

10.18 Assumption Agreement by and between the Company, Lonnie "Bo" Pilgrim and RepublicBank Lufkin, as trustee, dated June 14, 1985
(incorporated by reference from Exhibit 10.31 to the Company's Registration Statement on Form S-1 (No. 33-8805) effective November 14, 1986).

10.19 Stock Purchase Agreement dated September 15, 1986, among the Company, Doris Pilgrim Julian, Aubrey Hal Pilgrim, Paulette Pilgrim Rolston and Evanne Pilgrim (incorporated by reference from Exhibit 2.2 to the Company's Registration Statement on Form S-1 (No. 33-8805) effective November 14, 1986).

10.20 Amendment No. 1 to Stock Purchase Agreement, dated as of October 31, 1986, among the Company, Doris Pilgrim Julian, Aubrey Hal Pilgrim, Paulette Pilgrim Rolston and Evanne Pilgrim (incorporated by reference from
Exhibit 2.3 to the Company's Registration Statement on Form S-1 (No. 33-8805) effective November 14, 1986).

10.21 Limited Partnership Interest Purchase Agreement dated September 15, 1986, by and between the Company and Doris Pilgrim Julian (incorporated by reference from Exhibit 2.5 to the Company's Registration Statement on Form S-1 (No. 33-8805) effective November 14, 1986).

10.22 Employee Stock Investment Plan of the Company (incorporated by reference from Exhibit 10.28 of the Company's Registration Statement on Form S-1 (No. 33-21057) effective May 2, 1988).

10.23 Promissory Note dated February 1, 1988, by and between the Company and John Hancock Mutual Life Insurance Company with related Deed of Trust, Assignment of Rents and Security Agreement and Mortgage and Guaranty of
Note and Mortgage (incorporated by reference from Exhibit 10.29 of the Company's Registration Statement on Form S-1 (No. 33-21057) effective May
2, 1988).

10.24 Letter from John Hancock Mutual Life Insurance Company dated April 25, 1988, amending Deed of Trust, Assignment of Rents and Security
Agreement dated February 1, 1988 (incorporated by reference from Exhibit
10.35 of the Company's Registration Statement on Form S-1 (No. 33-21057) effective May 2, 1988).

10.25 Promissory Note dated April 25, 1991, by and between the Company and John Hancock Mutual Life Insurance Company, with related Modification Agreement and Guaranty of Note and Mortgage (incorporated by reference from Exhibit 10.31 of the Company's Form 8 filed on July 1, 1992).

10.26 Stock Purchase Agreement dated May 12, 1992, between the Company and Archer Daniels Midland Company (incorporated by reference from Exhibit
10.45 of the Company's Form 10-K for the year ended September 26, 1992).

10.27 Promissory Note dated September 21, 1988, by and between the Company and Charles Schreiner Bank, with related Warranty Deed with Vendor's Lien and Deed of Trust and Security Agreement (incorporated by reference from Exhibit 10.40 of the Company's Form 8 filed on July 1,
1992).

10.28 Promissory Note dated November 1, 1988, by and between the Company and The Connecticut Mutual Life Insurance Company, with related Deed of Trust (incorporated by reference from Exhibit 10.41 of the Company's Form 8 filed on July 1, 1992).

10.29 Promissory Note dated September 20, 1990, by and between the Company and Hibernia National Bank of Texas (incorporated by reference from
Exhibit 10.42 of the Company's Form 8 filed on July 1, 1992).

10.30 Loan Agreement dated October 16, 1990, by and among the Company, Lonnie "Bo" Pilgrim and North Texas Production Credit Association, with related Variable Rate Term Promissory Note and Deed of Trust (incorporated by reference from Exhibit 10.43 of the Company's Form 8 filed on July 1,
1992).

10.31 Secured Credit Agreement dated May 27, 1993, by and among the Company and Harris Trust and Savings Bank, and FBS AG Credit, Inc., Internationale Nederlanden Bank, N.V., Boatmen's First National Bank of Kansas City, and First Interstate Bank of Texas, N.A. (incorporated by reference from Exhibit 10.31 of the Company's Registration Statement on Form S-1 (No. 33-61160) filed on June 16, 1993).

10.32 Loan and Security Agreement dated as of June 3, 1993, by and among the Company, the banks party thereto and Creditanstalt-Bankverein, as agent (incorporated by reference from Exhibit 10.32 of the Company's Registration Statement on Form S-1 (No. 33-61160) filed on June 16, 1993).

10.33 First Amendment to Secured Credit Agreement dated June 30, 1994 to the Secured Credit Agreement dated May 27, 1993, by and among the Company and Harris Trust and Savings Bank, and FBS AG Credit, Inc., Internationale Nederlanden Bank N.V., Boatman's First National Bank of Kansas City and First Interstate Bank of Texas, N.A.

10.34 Amended and Restated Loan and Security Agreement date July 29, 1994, by and among the Company, the banks party thereto and Creditanstalt-Bankverein, as agent.

10.35 Supplemental Indenture dated October 2, 1994, by and between the Company and State Street Bank and Trust Company of Connecticut, N.A., and Guarantee Agreement, as amended by Second Amendment to Guarantee Agreement dated October 2, 1994.

22.  Subsidiaries of Registrant.*

23.  Consent of Ernst & Young LLP.*

27.  Financial Data Statement.

*    Filed herewith

     Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K promulgated by the Securities and Exchange Commission, the Company has not filed as exhibits certain other instruments defining the rights of holders of long-term debt of the Company which instruments do not pertain to indebtedness in excess of 10% of the total assets of the Company. The Company hereby agrees to furnish copies of such instruments to the Securities and Exchange Commission upon request.

(b)  Reports on Form 8-K

          NOT APPLICABLE

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 16th day of December 1994.

          PILGRIM'S PRIDE CORPORATION



          By:  _________________________
               Clifford E. Butler
          Vice Chairman of the Board and
          Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

     Signature                 Title               Date


________________________ Chairman of the Board    12/16/94
Lonnie "Bo" Pilgrim      of Directors and Chief
                         Executive Officer
                         (Principal Executive
                          Officer)


_______________________  Vice Chairman of the      12/16/94
Clifford E. Butler       Board of Directors,
                         Chief Financial Officer,
                         Secretary and Treasurer
                         (Principal Financial and
                          Accounting Officer)


________________________ President and             12/16/94
Lindy M. "Buddy" Pilgrim Chief Operating Officer and
                         Director



_______________________  Executive Vice President  12/16/94
Robert L. Hendrix        Operations and
                         Director


_______________________  Senior Vice President     12/16/94
James J. Miner           Technical Services and
                         Director


_______________________  Vice President and        12/16/94
Lonnie Ken Pilgrim       Director



_______________________   Director                 12/16/94
Robert E. Hilgenfeld



_______________________   Director                 12/16/94
Vance C. Miller



_______________________   Director                 12/16/94
James J. Vetter, Jr.



_______________________   Director                 12/16/94
Donald L. Wass


REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors
Pilgrim's Pride Corporation



We have audited the accompanying consolidated balance sheets of Pilgrim's Pride Corporation and subsidiaries as of October 1, 1994, and October 2, 1993, and the related consolidated statements of income (loss), stockholders' equity and cash flows for each of the three years in the period ended October 1, 1994. Our audits also included the financial statement schedules listed on the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pilgrim's Pride Corporation and subsidiaries at October 1, 1994, and October 2, 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended October 1, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                                  ERNST & YOUNG LLP

2121 San Jacinto Street
Dallas, Texas 75201
November 15, 1994


           C O N S O L I D A T E D   B A L A N C E   S H E E T S
               Pilgrim's Pride Corporation and Subsidiaries


                                         October 1, 1994     October 2, 1993
ASSETS
 CURRENT ASSETS
   Cash and cash equivalents             $    11,244,000      $    4,526,000
   Trade accounts and other
    receivables, less allowance
    for doubtfulaccounts                      53,264,000          59,608,000
   Inventories                               100,749,000          91,794,000
   Deferred income taxes                       6,459,000                   -
   Prepaid expenses                            1,280,000           1,260,000
   Other current assets                        1,249,000           9,843,000
      TOTAL CURRENT ASSETS                   174,245,000         167,031,000

OTHER ASSETS                                  20,891,000          13,114,000

PROPERTY, PLANT AND EQUIPMENT
   Land                                       15,153,000          14,824,000
   Buildings, machinery and equipment        332,289,000         317,657,000
   Autos and trucks                           27,457,000          25,877,000
   Construction-in-progress                    4,853,000           7,863,000
                                             379,752,000         366,221,000
   Less accumulated depreciation and
    amortization                             136,205,000         123,520,000
                                             243,547,000         242,701,000
                                        $    438,683,000    $    422,846,000


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Notes payable to banks               $              -    $     12,000,000
   Accounts payable                           38,675,000          38,330,000
   Accrued expenses                           31,353,000          30,370,000
   Current maturities of long-term debt        4,493,000          13,643,000
      TOTAL CURRENT LIABILITIES               74,521,000          94,343,000

LONG-TERM DEBT, less current maturities      152,631,000         159,554,000

DEFERRED INCOME TAXES                         49,835,000          36,656,000

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value,
    authorized 5,000,000 shares; none issued           -                   -
   Common stock, $.01 par value, authorized
    45,000,000 shares; 27,589,250 issued and
    outstanding in 1994 and 1993                 276,000             276,000
   Additional paid-in capital                 79,763,000          79,763,000
   Retained earnings                          81,657,000          52,254,000
      TOTAL STOCKHOLDERS' EQUITY             161,696,000         132,293,000
COMMITMENTS AND CONTINGENCIES                          -                   -
                                        $    438,683,00     $    422,846,000

See notes to consolidated financial statements.

C O N S O L I D A T E D   S T A T E M E N T S   O F   I N C O M E   (L O S S)
                Pilgrim's Pride Corporation and Subsidiaries


                                             Years Ended
                            October            October            September
                            1, 1994            2, 1993             26, 1992
                           (52 weeks)         (53 weeks)          (52 weeks)
Net sales                $922,609,000        $887,843,000        $817,361,000
Business interruption
 insurance                    731,000                   -           2,225,000
                          923,340,000         887,843,000         819,586,000
Costs and expenses:
 Cost of sales            812,513,000         781,807,000         786,784,000
 Selling, general and
  administrative           50,872,000          49,934,000          46,277,000
                          863,385,000         831,741,000         833,061,000
OPERATING INCOME (LOSS)    59,955,000          56,102,000         (13,475,000)



Other expenses (income):
 Interest expense, net     19,173,000          25,719,000          22,502,000
 Miscellaneous, net        (1,666,000)         (2,455,000)         (2,265,000)
Total other expenses, net  17,507,000          23,264,000          20,237,000
Income (loss) before income
 taxes and extraordinary
 charge                    42,448,000          32,838,000         (33,712,000)
Income tax expense
 (benefit)                 11,390,000          10,543,000          (4,048,000)
Net income (loss) before
 extraordinary charge      31,058,000          22,295,000         (29,664,000)
Extraordinary charge-early
 repayment of debt, net
 of tax                             -          (1,286,000)                  -

      NET INCOME (LOSS)  $ 31,058,000        $ 21,009,000        $(29,664,000)


Net income (loss) per
 common share before
 extraordinary charge    $        1.1        $       0.81        $      (1.24)
Extraordinary charge
 per common share                   -               (0.05)                  -
Net income (loss) per
 common share            $        1.1        $       0.76        $      (1.24)

See notes to consolidated financial statements.


          C O N S O L I D A T E D   S T A T E M E N T S   O F
                 S T O C K H O L D E R S '  E Q U I T Y
              Pilgrim's Pride Corporation and Subsidiaries


               Number               Additional
                 of        Common    Paid-in      Retained
               Shares      Stock     Capital      Earnings        Total
Balance at
 September
 28, 1991       22,589,250   $226,000  $49,890,000  $62,237,000  $112,353,000

Net income
 for the month
 ended
 September
 28, 1991,
 excluded
 below due
 to the
 change in
 fiscal
 year-end
 of Mexican
 subsidiaries           -          -             -      931,000       931,000
 Net loss for year      -          -             -  (29,664,000)  (29,664,000)
 Common stock
  issued        5,000,000     50,000    29,873,000            -    29,923,000
 Cash
  dividends
  declared
  ($0.06 per
   share)               -          -             -   (1,431,000)   (1,431,000)


Balance at
 September
 26, 1992      27,589,250     276,000   79,763,000   32,073,000   112,112,000

 Net income
  for year              -           -            -   21,009,000    21,009,000
 Cash dividends
  declared ($0.03
  per share)            -           -            -     (828,000)     (828,000)


Balance at
 October
 2, 1993       27,589,250     276,000   79,763,000   52,254,000   132,293,000


Net income
 for year               -           -            -   31,058,000    31,058,000
 Cash dividends
 declared
 ($0.06 per share)      -           -            -   (1,655,000)   (1,655,000)


Balance at
 October
 1, 1994       27,589,250  $  276,000  $79,763,000  $81,657,000  $161,696,000

See notes to consolidated financial statements.


C O N S O L I D A T E D   S T A T E M E N T S   O F   C A S H   F L O W S
              Pilgrim's Pride Corporation and Subsidiaries


                                         Years Ended
                         October           October          September
                         1, 1994           2, 1993          26, 1992
                       (52 weeks)        (53 weeks)        (52 weeks)

Cash Flows From Operating Activities:

Net income (loss)    $  31,058,000     $  21,009,000     $  (29,664,000)
Adjustments to
 reconcile net income
 (loss) to cash
 provided by (used in)
 operating activities:
 Depreciation and
  amortization          25,177,000        26,034,000         24,090,000
Gain on property
 disposals                (608,000)       (2,187,000)          (620,000)
 Provision for
  doubtful accounts      2,666,000         2,124,000          1,045,000
 Deferred income taxes   6,720,000         5,028,000         (5,382,000)
 Extraordinary charge            -         1,904,000                  -
 Net income for the
  month ended
  September 28, 1991
   excluded above due
   to the change in
   fiscal year of
  Mexican subsidiaries           -                 -            931,000
Changes in operating
 assets and liabilities:
 Accounts and other
  receivables            3,412,000        (6,555,000)        (9,720,000)
 Inventories            (8,955,000)       (2,366,000)         7,807,000
 Prepaid expenses         (459,000)        4,175,000         (4,416,000)
 Accounts payable and
  accrued expenses       1,742,000        (4,168,000)        14,598,000
 Other                     (89,000)          (28,000)          (242,000)
Net Cash Flows Provided
 by (Used In) Operating
 Activities             60,664,000        44,970,000         (1,573,000)

Investing Activities:
 Acquisitions of
  property, plant and
  equipment            (25,547,000)      (15,201,000)       (18,043,000)
 Proceeds from
  property disposal      2,103,000         2,977,000          3,766,000
 Other assets             (128,000)          713,000           (536,000)
Net Cash Used in
Investing Activities   (23,572,000)      (11,511,000)       (14,813,000)

Financing Activities:
  Proceeds from notes
   payable to banks      7,000,000        28,419,000        163,629,000
  Repayments on notes
   payable to banks    (19,000,000)      (81,398,000)      (156,150,000)
  Proceeds from
   long-term debt           31,000       126,468,000                  -
  Payments on
   long-term debt      (16,253,000)     (106,302,000)       (11,502,000)
  Cost of refinancing
   debt                          -        (5,510,000)                 -
  Extraordinary charge,
   cash items                    -        (1,188,000)                 -
  Proceeds from leasing
   transaction                   -                 -            565,000
  Net proceeds from
   sale of stock                 -                 -         29,923,000
  Cash dividends paid   (2,069,000)         (828,000)        (1,355,000)
Cash (Used in)
 Provided by
 Financing Activities  (30,291,000)      (40,339,000)        25,110,000

Effect of exchange
 rate changes on cash
 and cash equivalents      (83,000)         (144,000)           (49,000)
Increase (decrease) in
 cash and cash
 equivalents             6,718,000        (7,024,000)         8,675,000
Cash and cash
 equivalents at
 beginning of year       4,526,000        11,550,000          2,875,000
Cash and cash
 equivalents at
 end of year           $11,244,000       $ 4,526,000        $11,550,000

Supplemental disclosure information:
 Cash paid during the year for:
  Interest (net of
   amount capitalized) $19,572,000       $23,015,000        $22,507,000
  Income taxes         $ 7,108,000       $ 3,688,000        $ 1,455,000

See notes to consolidated financial statements.


                 N O T E S   T O   C O N S O L I D A T E D
                  F I N A N C I A L   S T A T E M E N T S
                Pilgrim's Pride Corporation and Subsidiaries


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation: The consolidated financial statements include the accounts of Pilgrim's Pride Corporation and its wholly owned subsid iaries (the "Company"). Significant intercompany accounts and transactions have been eliminated.

The financial statements of the Company's Mexican subsidiaries are remeasured as if the U.S. dollar were the functional currency. According ly, assets and liabilities of the Mexican subsidiaries are translated at end-of-period exchange rates, except for non current assets which are translated at equivalent dollar costs at dates of acquisition using historical rates. Operations are translated at average exchange rates in effect during the period. Translation (gains) losses for 1994, 1993 and 1992 of $(257,000), $243,000, and $736,000, respectively, are included in the statements of income as components of "Costs and expenses - Selling, general and administrative" in the Consolidated Statement of Income (Loss).

During the fourth quarter of fiscal 1994, the Company reclassified certain expenses of its Mexican subsidiaries to conform to the classification in the United States. The effect of this change was to decrease selling, general and administrative expense and increase cost of sales by $4,177,000 and $1,844,000 in 1993 and 1992, respectively.

During the fourth quarter of fiscal 1992, the Company changed the fiscal year-end for its Mexican subsidiaries from August 31 to a 52-53 week year-end coinciding with the fiscal year of its domestic operations.
Accordingly, the fiscal 1992 Consolidated Statement of Loss includes the operations of the Company's Mexican subsidiaries for the twelve-month period ended September 26, 1992. Operating results for the Company's Mexican subsidiaries during the month of September 1991 have been reflected as a direct addition to stockholders' equity. If this change in the Company's Mexican subsidiaries' fiscal year-end had not occurred, operating loss, net loss, and net loss per common share for the fiscal year ended September 26, 1992, would have been $(8,760,000), $(24,683,000) and $(1.03), respect ively. The effect of the change on the remaining components of the Consolidated Statement of Loss was not significant.

Cash Equivalents: The Company considers highly liquid investments with a maturity of 3 months or less when purchased to be cash equivalents.

Accounts Receivable: The Company does not believe it has significant concentrations of credit risk. Credit evaluations are performed on all significant customers and updated as circumstances dictate. The Company generally does not require collateral. Allowances for doubtful accounts were $ 5,906,000 and $3,240,000 in 1994 and 1993, respectively.

Inventories: Live poultry inventories of broilers are stated at the lower of cost or market and hens at the lower of cost, less accumulated amorti zation or market. The costs associated with hens are accumulated up to the production stage and amortized over the productive lives using the straight-line method. Finished poultry products, feed, eggs and other inventories are stated at the lower of cost (first-in, first-out method) or market. Under certain circumstances, the Company hedges purchases of its major feed ingredients using futures contracts to minimize the risk of adverse price fluctuations. Gains and losses on the hedge transactions are deferred and recognized as a component of cost of sales when products are sold.

Other Assets/Other Current Assets: Other assets includes approximately $8.9 million of non poultry farming assets, primarily farmland, held for sale. These assets, previously classified as other current assets in the October 2, 1993 Consolidated Balance Sheet, were reclassified upon the conclusion that their liquidation is not likely to occur within the next fiscal year. Related debt on these assets has also been reclassified.

Property, Plant and Equipment: Property, plant and equipment is stated on the basis of cost. For financial reporting purposes, depreciation is computed using the straight-line method over the estimated useful lives of these assets. Depreciation expense was $23.7 million, $23.4 million and $23.1 million in 1994, 1993 and 1992, respectively.

Net Income (Loss) per Common Share: Net income (loss) per share is based on the weighted average shares of common stock outstanding during the year. The weighted average number of shares outstanding was 27,589,250 in 1994 and 1993 and 23,880,459 in 1992.

NOTE B - INVENTORIES
Inventories consist of the following:

                         October 1, 1994          October 2,1993
Live broilers and hens   $    47,743,000          $   44,417,000
Feed, eggs and other          22,529,000              25,473,000
Finished poultry products     30,477,000              21,904,000
                         $   100,749,000          $   91,794,000

NOTE C - NOTES  PAYABLE AND LONG-TERM DEBT
The Company maintains a $75 million credit facility with various banks providing short-term lines of credit at interest rates of approximately one and one-eighth percent above LIBOR and, at October 1, 1994, availability under these lines totaled $63.9 million. Inventories and trade accounts receivable of the Company are pledged as collateral on this facility. The fair value of the Company's long-term debt was estimated using quoted market prices, where available. For long-term debt not actively traded, fair values were estimated using discounted cash flow analysis using current market rates for similar types of borrowings. For certain debt instruments recently issued or modified, including the credit facility, the Company believes that their carrying amounts approximate fair value at October 1, 1994 and October 2, 1993.

The table below sets forth maturities on long-term debt during the next five years.
                      Year            Amount
                      1995         $ 4,493,000
                      1996           7,595,000
                      1997          11,068,000
                      1998           8,480,000
                      1999           8,137,000

During 1993, the Company retired certain debt prior to their scheduled maturities. These repayments resulted in an extraordinary charge of $1.3 million, net of $.6 million tax benefit.

In July 1994, the Company secured $10 million in stand-by long-term financing from an existing lender, secured by existing collateral. The facility is available through June 20, 1995 and the Company expects to renew the facility annually unless drawn upon.

The Company is required, by certain provisions of its debt agreements, to maintain minimum levels of working capital and net worth, to limit dividends to a maximum of $1.7 million per year, to maintain various fixed charge, leverage, current and debt-to-equity ratios, and to limit annual capital expenditures to 115% of the prior year's depreciation and amortization expense.

Total interest during 1994, 1993 and 1992 was $20,109,000, $26,415,000 and
$23,115,000, respectively. Interest related to new construction capitalized in 1994, 1993 and 1992 was $525,000, $220,000 and $456,000,
respectively.

Long-term debt and the related fair values consist of the following:

                      October 1, 1994               October 2, 1993
                    Carrying       Fair           Carrying       Fair
                    Amounts        Value          Amounts        Value
Senior subordinated
 notes due August 1,
 2003, interest at
 10 % (effective
 rate of 11 %)
 payable in semi-
 annual installments,
 less discount of
 $1,330,000 and
 $1,480,000 in 1994
 and 1993,
 respectively    $ 98,670,000    $ 96,824,000    $ 98,520,000    $ 98,520,000
Notes payable to
 bank, interest
 at LIBOR plus
 1.8% and 2.5%
 in 1994 and 1993,
 respectively,
 principal
 payments of
 $700,000 in
 quarterly
 installments
 including
 interest plus
 one final balloon
 payment at maturity
 on June 1, 2000   15,400,000       15,400,000     23,800,000      23,800,000
Senior secured debt
 payable to an
 insurance company
 at 10.49%, payable
 in equal annual
 installments
 beginning
 October 5, 1996
 through September
 21, 2002          22,000,000       23,293,000     22,000,000     24,549,000
Note payable to an
 insurance company
 at 10.78%, payable
 in equal monthly
 installments
 including
 interest through
 March 1, 1998      8,633,000        8,909,000    11,485,000      12,170,000
Senior secured
 debt payable to
 an insurance
 company, interest
 at 9.55%, payable
 in equal annual
 installments
 through October
 1, 1998            4,440,000        4,458,000     5,520,000       5,696,000
Note payable to
 an insurance
 company at 10.35%,
 payable in equal
 monthly
 installments plus
 interest through
 May 1, 2001       3,544,000         3,683,000     4,220,000       4,568,000
Other notes
 payable           4,437,000         4,925,000     7,652,000       7,652,000
                 157,124,000       157,492,000   173,197,000     176,955,000
Less current
 maturities        4,493,000                      13,643,000
                $152,631,000                    $159,554,000

Substantially all of the Company's property, plant and equipment is pledged as collateral on its long-term debt.

NOTE D - INCOME TAXES
Income (loss) before income taxes after allocation of certain expenses to foreign operations for 1994, 1993 and 1992 was $33,852,000, $30,816,000 and
($16,273,000), respectively, for domestic operations, and $8,596,000, $2,022,000 and ($17,439,000), respectively, for foreign operations. Provisions (benefits) for income taxes are based on pretax financial statement income. The major components of the deferred tax liability are related to the Company's prior use of the cash method of accounting for tax purposes and differences in book and tax basis of depreciable assets.

The components of income tax expense (benefit) are set forth below:

                                                     Years Ended
                                        October        October      September
                                        1, 1994        2, 1993       26, 1992
Current:
 Federal                              $ 4,573,000    $ 2,993,000    $ (49,000)
 Foreign                                  423,000      2,775,000    1,892,000
 Other                                   (326,000)      (253,000)    (509,000)
                                        4,670,000      5,515,000    1,334,000
Deferred:
Reinstatement (reversal) of deferred
 taxes through utilization
 (application) of net operating
 losses                                 6,589,000      6,210,000   (5,971,000)
Accelerated tax depreciation            1,002,000      1,130,000    1,082,000
Effect of U.S. tax rate change on
 temporary differences                          -      1,000,000            -
Expenses deductible in a different
 year for tax and financial reporting
 purposes                                (580,000)    (1,782,000)           -
Reversal of deferred foreign income
 taxes upon Mexican tax law and
 restructuring changes                          -     (1,110,000)           -
Other, net                               (291,000)      (420,000)    (493,000)
                                        6,720,000      5,028,000    5,382,000)
                                      $11,390,000    $10,543,000   (4,048,000)

The following is a reconciliation between the statutory U.S. federal income tax rate and the Company's effective income tax rate:

                                                       Years Ended
                                           October       October     September
                                           1, 1994       2, 1993      26, 1992

Federal income tax rate                     35.0%           34.8%      (34.0)%
State tax rate, net                          2.3             2.2           -
Reversal of deferred foreign
 income taxes upon Mexican law and
 restructuring changes                         -            (3.4)          -
Effect of U.S. tax  rate change on
 temporary differences                         -             3.0           -
Benefit of (prior) current year
 losses not recognized                         -            (5.3)        5.0
Difference in  U.S. statutory tax
 rate and Mexican effective tax rate       (10.7)           (2.5)       16.5
Other, net                                   0.2             3.3         0.5
                                            26.8%           32.1%      (12.0)%

Effective October 3, 1993, the Company adopted the provisions of FAS Statement No. 109, "Accounting for Income Taxes." As permitted under the new rules, prior years' financial statements have not been restated. The cumulative effect of adopting FAS Statement No. 109 as of October 3, 1993 and the impact of the adoption on the reported net income amounts for 1994 was not material.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Significant components of the Company's deferred tax liabilities and assets are as follows:

                                              Years Ended
                                  October 1, 1994     October 2,1993
Deferred tax liabilities:
 Tax over book depreciation       $    24,006,000     $    23,004,000
 Prior use of cash accounting          33,290,000          32,758,000
 Other                                    516,000                   -
  Total deferred tax liabilities       57,812,000          55,762,000

Deferred tax assets:
 AMT credit carryforward                6,629,000           3,967,000
 General business credit carryforward   1,344,000           2,462,000
 Net operating loss carryforward                -           6,589,000
 Other                                  6,463,000           6,088,000
  Total deferred tax asset             14,436,000          19,106,000
   Net deferred tax liabilities   $    43,376,000     $    36,656,000

Pursuant to a restructuring of activities completed by the Company's Mexican subsidiaries on January 1, 1993 approximately $1.1 million of deferred taxes previously provided on earnings of the Company's nonagricultural Mexican subsidiaries was reversed as a credit to income tax expense in fiscal 1993. This restructuring, along with further restructuring of activities completed on January 1, 1994, allowed previously nonagricultural Mexican operations to be combined with existing agricultural operations and, as such, qualify for taxability as agricultural operations, which are currently not subject to taxes in Mexico. The current provision for foreign income taxes in 1994 is the result of taxes at certain of the Company's nonagricultural Mexican subsidiaries which were subject to income taxes prior to the restructurings or, absent earnings, an asset based minimum tax. The Company has not provided any U.S. deferred federal income taxes on the undistributed earnings of its Mexican subsidiaries based upon its determination that such earnings will be indefinitely reinvested. As of October 1, 1994, the cumulative undistributed earnings of these subsidiaries were approximately $49,484,000. If such earnings were not considered indefinitely reinvested, deferred federal and foreign income taxes would have been provided, after consideration of estimated foreign tax credits. (Included in this amount would be foreign taxes resulting from earnings of the Mexican agricultural subsidiaries which would be due upon distribution of such earnings to the U.S.). However, determination of the amount of deferred federal and foreign income taxes is not practicable.

As of October 1, 1994, approximately $6,629,000 of alternative minimum tax credits and $1,193,000 of targeted jobs credits were available to offset future taxable income. The targeted jobs credits expire in years ending in 2001 through 2009. All credits have been reflected in the financial statements as a reduction of deferred taxes. As these credits are utilized for tax purposes, deferred taxes will be reinstated.

NOTE E - SAVINGS PLAN
The Company maintains a Section 401(k) Salary Deferral Plan (the "Plan"). Under the Plan, eligible domestic employees may voluntarily contribute a percentage of their compensation. The Plan provides for a contribution of up to four percent of compensation subject to an overall Company contribution limit of five percent of income before taxes.

Under the plan outlined above, the Company's expenses were $2,636,000, $1,074,000 and $831,000 in 1994, 1993 and 1992, respectively.

NOTE F - RELATED PARTY TRANSACTIONS
The major stockholder of the Company owns a broiler and egg operation. Transactions with related entities are summarized as follows:

                                            Years Ended
                               October        October         September
                               1, 1994        2, 1993         26, 1992

Contract egg grower fees to
 major stockholder          $  5,137,000   $  4,739,000    $  4,326,000
Chick, feed and other sales
 to major stockholder          9,373,000      8,298,000      15,146,000
Broiler purchases from
 major stockholder             9,346,000      8,275,000      15,075,000
Purchases of feed
 ingredients from Archer
 Daniels Midland Company -
 (See Note J)                 56,499,000     37,757,000      51,549,000

The Company leases an airplane from its major stockholder under an operating lease agreement. The terms of the lease agreement require monthly payments of $33,000 plus operating expenses. Lease expense was $396,000 for each of the years 1994, 1993 and 1992. Operating expenses were $213,000 in 1994 and $108,000 in 1993 and 1992.

Expenses incurred for the guarantee of certain debt by stockholders were $526,000, $1,192,000 and $1,632,000 in 1994, 1993 and 1992, respectively.


During 1992, the Company acquired real estate from its profit sharing plan for approximately $574,000. The acquisition price was determined by an independent appraisal and was approved by the Audit Committee of the Board of Directors of the Company.

NOTE G - COMMITMENTS AND CONTINGENCIES
The Consolidated Statements of Income (Loss) included rental expense for operating leases of approximately $10,058,000, $9,320,000 and $8,734,000 in 1994, 1993 and 1992, respectively. The Company's future minimum lease commitments under noncancelable operating leases are as follows:

                    Year         Amount
                 1995        $  8,597,000
                 1996           6,316,000
                 1997           4,745,000
                 1998           4,146,000
                 1999           3,200,000
                 Thereafter     7,278,000

The estimated costs to complete construction-in-progress at various locations at October 1, 1994, are approximately $4,419,000.

At October 1, 1994, the Company had $11,055,000 letters of credit outstanding relating to normal business transactions.

The Company is subject to various legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

NOTE H - BUSINESS SEGMENTS
The Company operates in a single business segment as a producer of agricultural products and conducts separate operations in the United States and Mexico.

Interarea sales, which are not material, are accounted for at prices comparable to normal trade customer sales. Identifiable assets by geographic area are those assets that are used in the Company's operation in each area.

Information about the Company's operations in these geographic areas is as follows:
                                                Years Ended
                                  October         October          September
                                  1, 1994         2, 1993          26, 1992
                                  52 Weeks        53 Weeks         52 Weeks
Sales to unaffiliated customers:
   United States                $733,865,000    $699,089,000     $656,741,000
   Mexico                        188,744,000     188,754,000      160,620,000
                                $922,609,000    $887,843,000     $817,361,000
Operating profit (loss):
   United States                $ 46,421,000    $ 46,471,000     $ (1,565,000)
   Mexico                         13,534,000       9,631,000      (11,910,000)
                                $ 59,955,000    $ 56,102,000     $(13,475,000)
Identifiable assets:
   United States                $302,911,000    $288,761,000     $297,369,000
   Mexico                        135,772,000     134,085,000      137,197,000
                                $438,683,000    $422,846,000     $434,566,000
NOTE I - INSURANCE CLAIMS
The Company's Lufkin, Texas poultry processing production was shifted to several of the Company's other processing facilities due to a fire that occurred on July 26, 1993. Insurance claims covering this loss were settled in 1994. Proceeds collected or estimated to be collected under the property insurance claim exceeded the book value of the property destroyed, resulting in a gain of approximately $.7 million and $1.9 million in fiscal 1994 and 1993, respectively; such gains are included as components of "Other expenses (income) -Miscellaneous, net" in the fiscal 1994 and 1993 Consolidated Statements of Income.

The Company's prepared foods plant in Mt. Pleasant, Texas experienced a temporary shutdown of the plant caused by a fire which occurred on January 8, 1992. Insurance claims covering this loss were settled in 1994. The Company recorded approximately $.7 million and $2.2 million in fiscal 1994 and 1992, respectively, for amounts collected or expected to be collected under the business interruption insurance claim. Proceeds collected under the property insurance exceeded the book value of the property damaged by $.8 million; such gain is included as a component of "Other expenses (income) - Miscellaneous, net" in the fiscal 1992 Consolidated Statement of Loss.

NOTE J - SALE OF COMMON STOCK
On May 12, 1992 the Company entered into a stock purchase agreement to sell 5,000,000 shares of its previously unissued but authorized common stock at a purchase price of $6.00 per share to Archer Daniels Midland Company ("ADM"), a processor and merchandiser of agricultural products and a supplier of several products to the Company. The stock purchase agreement was closed on June 25, 1992 and proceeds from the sale of common stock to ADM were applied immediately to repay notes payable to banks.

The 1992 net loss per common share computed on a supplemental basis, as if the sale of common stock to ADM had occurred at the beginning of 1992 is $1.03.

The stock purchase agreement also contains a "no-loss guarantee" issued by the Company's major stockholder to ADM. Under the guarantee, ADM is indemnified against loss and guaranteed a market rate return on their investment through July 8, 1995. The guarantee is secured by 6,670,000 shares of Company stock owned by the Company's major stockholder.


NOTE K - QUARTERLY RESULTS - (Unaudited)

                               Year Ended October 1, 1994
                 First       Second        Third      Fourth        Fiscal
                Quarter      Quarter      Quarter      Quarter       Year
              (13 Weeks)   (13 Weeks)   (13 Weeks)   (13 Weeks)   (13 Weeks)

Net sales    $221,851,000 $223,167,000 $238,302,000 $239,289,000 $922,609,000
Business
 Interruption
 Insurance(a)          -             -            -      731,000      731,000
Gross
 profit(b)    29,354,000    24,684,000   28,675,000   28,114,000  110,827,000
Operating
 income       16,508,000    12,632,000   15,322,000   15,493,000   59,955,000
Net income     8,421,000     7,920,000    7,196,000    7,521,000(c)31,058,000
Per share:
 Net income(d)      0.31          0.29         0.26         0.27         1.13
 Cash dividends    0.015         0.015        0.015        0.015        0.060
 Market price:
  High             8 1/4         9 1/4        9            9 5/8        9 5/8
  Low              6 5/8         6 5/8        6 3/8        7 1/4        6 3/8


                                Year Ended October 2, 1993
                 First        Second       Third       Fourth       Fiscal
                Quarter       Quarter      Quarter     Quarter       Year
               (14 Weeks)   (13 Weeks)  (13 Weeks)   (13 Weeks)   (53 Weeks)
Net sales    $220,453,000 $227,670,000 $220,645,000 $219,075,000 $887,843,000
Gross
 profit(b)     27,002,000   31,876,000   24,088,000   23,070,000  106,036,000
Operating
 income        14,143,000   18,911,000   11,529,000   11,519,000   56,102,000
Extraordinary
 charge(e)              -            -   (1,286,000)           -    1,286,000
Net income      6,828,000    7,807,000    2,332,000    4,042,000(c)21,009,000
Per share:
 Net income
  before
  extraordinary
  charge(d)          0.25         0.28         0.14         0.14         0.81
 Extraordinary
  charge(d)             -            -        (0.05)           -        (0.05)
 Net income(d)       0.25         0.28         0.09         0.14         0.76
 Cash dividends(f)      -            -        0.015        0.015        0.030
 Market price:
  High               7           9 1/2        9 1/8        8 5/8        9 1/2
  Low                5 3/8       6 1/4        7 1/2        7            5 3/8

(a) Represents amounts collected under a business interruption insurance claim resulting from a fire at the Company's prepared foods plant in Mt. Pleasant, Texas on January 8, 1992. (See Note I)
(b) In the fourth quarter of fiscal 1994, the Company reclassified certain expenses previously reflected in selling, general and administrative expenses as cost of sales. Conforming changes have been made and reflected in the first three quarters of fiscal 1994 and the four quarters of fiscal 1993 presented above. (See Note A)
(c) Includes gains on property insurance settlement of $.7 million and $1.9 million in fiscal 1994 and fiscal 1993, respectively. (See Note I)
(d) Amounts are based on the weighted average shares of common stock outstanding during each of the quarters.
(e) The extraordinary charge of $1.3 million, net of tax, is the result of the early repayment of the Company's $50 million, 14 1/4% Senior Secured Notes and certain other debts.
(f) Pursuant to an agreement with some of the Company's secured lenders, dividends were suspended until the completion of the refinancing plans. Dividends were reinstated for the quarter ended July 3, 1993.

PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES

SCHEDULE II -  AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
               PROMOTERS AND EMPLOYEES OTHER THAN RELATED PARTIES.


          Col. A       Col. B     Col. C           Col. D          Col. E
                                                 DEDUCTIONS   BALANCE AT END
         NAME OF    BALANCE AT                         AMOUNTS  OF PERIOD
         DEBTOR     BEGINNING OF             AMOUNTS   WRITTEN          NOT
                      PERIOD     ADDITIONS  COLLECTED    OFF  CURRENT CURRENT
Year ended
  October 1, 1994:
  Accounts receivable:
  Major Stockholder(1) $ 51,000 $ 9,523,000 $ 9,460,000 $ --  $114,000 $  --

Year ended
  October 2, 1993:
  Accounts receivable:
  Major Stockholder(1) $111,000 $ 8,458,000 $ 8,518,000 $ --  $ 51,000 $  --

Year ended
  September 26, 1992:
  Accounts receivable:
  Major Stockholder(1) $398,000 $15,300,000 $15,587,000 $ --  $111,000 $  --


(1)  Includes amounts for both the major stockholder and Pilgrim
     Poultry G.P., wholly owned by major stockholder.


PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES

SCHEDULE V -   PROPERTY, PLANT AND EQUIPMENT

 Col. A     Col. B       Col. C         Col. D         Col. E         Col. F
                                                      Other
            Balance at                                Changes-      Balance at
CLASSIFI-   Beginning   Additions                     Add (Deduct)  End of
CATION      of Period   at Cost       Retirements     Describe      Period

Year ended
 October
 1, 1994(3):
Land   $ 14,824,000 $    475,000     $   177,000   $    31,000  $   15,153,000
Building,
 machinery
 and
 equip. 317,657,000   25,069,000      10,401,000       (36,000)    332,289,000
Autos and
 trucks  25,877,000    3,317,000       1,743,000         6,000      27,457,000
Construction in
 progress 7,863,000   (3,010,000)(1)          --            --       4,853,000
 TOTAL $366,221,000 $ 25,851,000(2)  $12,321,000(5)$     1,000(6)$ 379,752,000

Year ended
 October
 2, 1993(3):
Land   $ 15,063,000 $    168,000     $   185,000  $   (222,000) $   14,824,000
Building,
 machinery
 and
 equip. 315,392,000    8,486,000       6,690,000       469,000     317,657,000
Autos and
 trucks  24,622,000    1,623,000         550,000       182,000      25,877,000
Construction in
progress  2,939,000    4,924,000(1)           --            --       7,863,000
 TOTAL $358,016,000  $15,201,000(2) $  7,425,000(5)$   429,000(6)$ 366,221,000

Year ended
 September
 26, 1992(3):
Land  $ 23,111,000 $   676,000      $   223,000   $ (8,501,000)   $ 15,063,000
Building,
 machinery
 and
 equip. 288,913,000  34,794,000        7,821,000      (494,000)    315,392,000
Autos and
 trucks  26,777,000   1,809,000        3,798,000      (166,000)     24,622,000
Construction in
progress 21,126,000 (18,123,000)(1)           --       (64,000)      2,939,000
 TOTAL $359,927,000 $19,156,000(2)(4)$11,842,000(5)$(9,225,000)(6)$358,016,000


PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES

(1)  Represents net change in construction-in-progress.

(2) Additions relate primarily to expansion of poultry equipment and facilities in both U.S. and Mexican operations.

(3) Provisions for depreciation have been computed using the following range of useful lives:

          Building, machinery and equipment  5 to 40 years
          Autos and trucks                   5 to 7 years

(4)  Includes assets acquired under capital lease of approximately
     $1,113,000.

(5) Amounts relate primarily to the retirement of fixed assets destroyed in the fires at the prepared foods plant in fiscal 1992 and the Lufkin processing plant in fiscal 1993.
     (See Note I to Consolidated Financial Statements).

(6) Amounts relate primarily to asset reclassification between Other current assets and Property, Plant and Equipment.
     (See Note A to Consolidated Financial Statements).


PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES

SCHEDULE VI  - ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION OF
               PROPERTY, PLANT AND EQUIPMENT

Col. A           Col. B      Col. C      Col. D       Col. E        Col. F
                           Additions                  Other
                Balance at Charges to                 Changes      Balance at
                Beginning  Cost and                   Add (Deduct) End of
DESCRIPTION     of Period  Expenses    Retirements    Describe     Period

Year ended
 October 1, 1994:
Building     $107,853,000 $20,750,000  $ 9,345,000   $(133,000)   $119,125,000
Autos and
 trucks        15,667,000   2,974,000    1,561,000          --      17,080,000
 TOTAL       $123,520,000 $23,724,000  $10,906,000(1)$(133,000)   $136,205,000

Year ended
 October 2, 1993:
Building    $ 91,109,000  $20,424,000  $ 3,500,000   $ (180,000)  $107,853,000
Autos and
 trucks       12,891,000    2,995,000      342,000      123,000     15,667,000
 TOTAL      $104,000,000  $23,419,000  $ 3,842,000(1)$  (57,000)  $123,520,000

Year ended
 September 26, 1992 (2):
Building    $ 76,471,000  $19,434,000  $ 4,625,000    $ (171,000) $ 91,109,000
Autos and
 trucks       13,364,000    3,647,000    3,968,000      (152,000)   12,891,000
 TOTAL      $ 89,835,000  $23,081,000  $ 8,593,000(1) $ (323,000) $104,000,000

(1) Amounts relate primarily to retirement of fixed assets destroyed in the fires at the prepared foods plant in fiscal 1992 and the Lufkin processing plant in fiscal 1993.
     (See Note I to Consolidated Financial Statements.)

(2) Provisions for depreciation include charges for the Company's Mexican subsidiaries for the month of September, 1991 as follows:

               Building, Machinery and Equipment      $  398,000
               Autos and Trucks                           68,000
                                                      $  466,000


PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES

SCHEDULE VIII  -    VALUATION AND QUALIFYING ACCOUNTS

   Col. A          Col. B               Col. C            Col. D     Col. E

                 Balance at    Charged to  Charged to               Balance
                 Beginning of  Cost and    Other Accts. Deductions  at end
  DESCRIPTION    Period        Expenses    Describe     Describe(1) of Period

Year ended October 1, 1994:
  Reserves and
  allowances deducted
  from asset accounts:
    Allowance  $  3,240,000   $  2,666,000   $     --   $     --   $ 5,906,000

Year ended October 2, 1993:
  Reserves and
  allowances deducted
  from asset accounts:
    Allowance  $  1,146,000   $   2,124,000  $     --   $   30,000 $ 3,240,000

Year ended September 26, 1992 (2):
  Reserves and
  allowances deducted
  from asset accounts:
    Allowance  $    101,000   $   1,045,000  $     --   $       -- $ 1,146,000

(1)  Uncollectible accounts written off, net of recoveries.

(2) Fiscal 1992 amounts have been restated to exclude amounts related to sales adjustments previously included.



PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES

SCHEDULE IX  - SHORT-TERM BORROWINGS

     Col. A          Col. B    Col. C      Col. D       Col. E     Col. F
                                                      Average     Weighted
                                         Maximum      Amount      Average
CATEGORY OF                    Weighted  Amount       Outstanding Interest
AGGREGATE          Balance     Average   Outstanding  During      Rate During
SHORT-TERM         at end      Interest  During       the Period  the Period
BORROWINGS         of Period   Rate      the Period   (1)         (2)


Year ended October 1, 1994:
 Notes payable
 to banks          $       --    5.44%   $12,000,000   $ 5,167,000   4.03%

Year ended October 2, 1993:
 Notes payable
 to banks          $12,000,000   5.00%   $64,979,000   $46,098,840   7.44%(3)

Year ended September 26, 1992:
 Notes payable
 to banks          $64,979,000   6.63%   $97,000,000   $71,657,000   5.97%


(1) The average amount outstanding during the period was computed by dividing the total of month-end outstanding principal balances by 12.

(2) The weighted average interest rate during the period was computed by dividing the actual interest expense by the average short-term borrowings outstanding.

(3) The calculation of weighted average interest rate during the period excludes interest expense of approximately $3.3 million relating to issue costs on interim financing agreements.



PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES

SCHEDULE X  -  SUPPLEMENTARY INCOME INFORMATION

         Col. A                                Col. B
          Item                      Charged to Costs and Expenses
                                            For Year Ended

                                1994              1993            1992 (1)
Maintenance and Repairs   $  30,824,000     $  30,525,000   $  29,954,000

Advertising Costs         $          --(2)  $   8,957,000   $   9,929,000


Amounts for royalties, taxes other than payroll and income taxes, and amortization of preoperating costs and intangible assets are not presented as such amounts are less than 1% of net sales.

(1) Amounts include charges for the Company's Mexican subsidiaries for the month of September, 1991, as follows:

          Maintenance and Repairs          $824,000
          Advertising Costs                  20,000
                                           $844,000

(2)  Amount does not exceed 1% of total sales and revenue.




EXHIBIT 22-SUBSIDIARIES OF REGISTRANT

 1.  AVICOLA PILGRIM'S PRIDE DE MEXICO, S.A. DE C.V.
 2.  ALIMENTOS BLANCEADOS PILGRIM'S PRIDE S.A. DE C.V.
 3.  AVICOLA PILGRIM'S PRIDE, S.A. DE C.V.
 4.  AVICOLA SAN MIGUEL, S.A. DE C.V.
 5.  AVICOLA Y GANADERA COLIAH, S.A. DE C.V.
 6.  AVICOLA Y GRANADERA DEL BAJIO, S.A. DE C.V.
 7.  AVINDUSTRIA COMERCIAL, S.A. DE C.V.
 8.  AVINDUSTRIA E INVESTIGACION, S.A. DE C.V.
 9.  AVIPECUARIA IXTA, S.A. DE C.V.
10.  AVIPECURIA VALVACO, S.A. DE C.V.
11.  AVIPRODUCTORA, S.A. DE C.V.
12.  COMPANIA INCUBADORA AVICOLA PILGRIM'S PRIDE, S.A. DE C.V.
13.  CIA. INCUBADORA HIDALGO, S.A. DE C.V.
14.  EMPACADORA CAMPO REAL, S.A. DE C.V.
15.  INMOBILIARIA AVICOLA PILGRIM'S PRIDE, S. DE R.L. DE C.V.
16.  PILGRIM'S PRIDE, S.A. DE C.V.
17.  PRODUCTORA Y DISTRIBUIDORA DE ALIMENTOS, S.A. DE. C.V.
18.  SERVICIOS AUXILIARES AVICOLAS, S.A. DE C.V.
19.  TRANSCOMPO, S.A. DE C.V.



EXHIBIT 23 - CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 3-12043) of Pilgrim's Pride Corporation of our report dated November 15, 1994, with respect to the consolidated financial statements and schedules of Pilgrim's Pride Corporation included in this Annual Report (Form 10-K) for the year ended October 1, 1994.




2121 San Jacinto
Dallas, Texas 75201
December 13, 1994


Secured Credit Agreement Among Pilgrim s Pride Corporation And Harris Trust and Savings Bank Individually and as Agent
And FBS Ag Credit, Inc. Internationale Nederlanden Bank N. V.
Boatmen s First National Bank of Kansas City
First Interstate Bank of Texas, N.A. Dated as of May 27, 1993

Pilgrim s Pride Corporation
Secured Credit Agreement
Harris Trust and Savings Bank
Chicago, Illinois

FBS Ag Credit, Inc.
Denver, Colorado

Internationale Nederlanden Bank N. V. ( ING Bank )
New York, New York

Boatmen s First National Bank of Kansas City
Kansas City, Missouri

First Interstate Bank of Texas, N.A.
Dallas, Texas
Ladies and Gentlemen:
     The undersigned, Pilgrim s Pride Corporation, a Delaware
corporation (the Company ), applies to you for your several commitment, subject to all the terms and conditions hereof and on the basis of the representations and warranties hereinafter set forth, to make a revolving credit (the Revolving Credit ) available to the Company, all as more fully hereinafter set forth. Each of you is hereinafter referred to individually
as  Bank  and collectively as  Banks.   Harris Trust and Savings Bank in
its individual capacity is sometimes referred to herein as Harris , and in its capacity as Agent for the Banks is hereinafter in such capacity called the Agent.
.c1.1.    The Credit;.
     .c2.Section 1.1.    The Revolving Credit.;  (a) Subject to
all of the terms and conditions hereof, the Banks agree, severally and not jointly, to extend a Revolving Credit to the Company which may be utilized by the Company in the form of loans (individually a Revolving Credit Loan and collectively the Revolving Credit Loans ), B/As and L/Cs (each as hereinafter defined). The aggregate principal amount of all Revolving Credit Loans under the Revolving Credit plus the amount available for drawing under all L/Cs, the aggregate face amount of all B/As and the aggregate principal amount of all unpaid Reimbursement Obligations (as hereinafter defined) at any time outstanding shall not exceed the lesser of
(i) the sum of the Banks Revolving Credit Commitments (as hereinafter defined) in effect from time to time during the term of this Agreement (as hereinafter defined) and (ii) the Borrowing Base as determined on the basis of the most recent Borrowing Base Certificate. The Revolving Credit shall be available to the Company, and may be availed of by the Company from time to time, be repaid (subject to the restrictions on prepayment set forth herein) and used again, during the period from the date hereof to and including May 31, 1995 (the Termination Date ).
     (b)  At any time not earlier than 120 days prior to, nor later than 60 days prior to, the date that is one year before the Termination Date then in effect (the Anniversary Date ), the Company may request that the Banks extend the then scheduled Termination Date to the date one year from such Termination Date. If such request is made by the Company each Bank shall inform the Agent of its willingness to extend the Termination Date no later than 20 days prior to such Anniversary Date. Any Bank s failure to respond by such date shall indicate its unwillingness to agree to such requested extension, and all Banks must approve any requested extension. At any time more than 15 days before such Anniversary Date the Banks may propose, by written notice to the Company, an extension of this Agreement to such later date on such terms and conditions as the Banks may then require. If the extension of this Agreement to such later date is acceptable to the Company on the terms and conditions proposed by the Banks, the Company shall notify the Banks of its acceptance of such terms and conditions no later than the Anniversary Date, and such later date will become the Termination Date hereunder and this Agreement shall otherwise be amended in the manner described in the Banks notice proposing the extension of this Agreement upon the Agent s receipt of (i) an amendment to this Agreement signed by the Company and all of the Banks, (ii) resolutions of the Company s Board of Directors authorizing such extension and (iii) an opinion of counsel to the Company equivalent in form and substance to the form of opinion attached hereto as Exhibit E and otherwise acceptable to the Banks.
     (c) The respective maximum aggregate principal amounts of the Revolving Credit at any one time outstanding and the percentage of the Revolving Credit available at any time which each Bank by its acceptance hereof severally agrees to make available to the Company are as follows (collectively, the Revolving Credit Commitments and individually, a Revolving Credit Commitment ):
Harris Trust and Savings Bank $35,000,00046.66666667%
FBS Ag Credit, Inc. $15,000,000    20%
Internationale Nederlanden Bank N. V.   $10,000,000     13.33333334%
Boatmen s First National Bank of Kansas City  $10,000,000
13.33333334%
First Interstate Bank of Texas, N.A.    $ 5,000,000    6.66666667%
     Total     $75,000,000    100%

     (d)  Loans under the Revolving Credit may be Eurodollar Loans,
CD Rate Loans or Domestic Rate Loans. All Loans under the Revolving Credit shall be made from each Bank in proportion to its respective Revolving Credit Commitment as above set forth. Each Domestic Rate Loan shall be in an amount not less than $3,000,000 or such greater amount which is an integral multiple of $500,000 and each Fixed Rate Loan shall be in an amount not less than $3,000,000 or such greater amount which is an integral multiple of $1,000,000.
     (e)  The initial borrowing under this Agreement shall be in an amount sufficient to pay all amounts outstanding under that certain Revolving Credit Agreement dated as of February 1, 1993 (the Existing Agreement ) between the Company, Rabobank Nederland and the other banks party thereto (the Existing Lenders ). The Company shall apply the proceeds of the initial borrowing hereunder to pay all amounts outstanding under the Existing Agreement and the Series D Notes.
     .c2.Section 1.2.    The Notes;.  All Revolving Credit Loans
made by each Bank hereunder shall be evidenced by a single Secured Revolving Credit Note of the Company substantially in the form of Exhibit A hereto (individually, a Revolving Note and together, the Revolving Notes ) payable to the order of each Bank in the principal amount of such Bank s Revolving Credit Commitment, but the aggregate principal amount of indebtedness evidenced by such Revolving Note at any time shall be, and the same is to be determined by, the aggregate principal amount of all Revolving Credit Loans made by such Bank to the Company pursuant hereto on or prior to the date of determination less the aggregate amount of principal repayments on such Revolving Credit Loans received by or on behalf of such Bank on or prior to such date of determination. Each Revolving Note shall be dated as of the execution date of this Agreement, shall be delivered concurrently herewith, and shall be expressed to mature on the Termination Date and to bear interest as provided in Section 1.3 hereof. Each Bank shall record on its books or records or on a schedule to its Revolving Note the amount of each Revolving Credit Loan made by it hereunder, whether each Revolving Credit Loan is a Domestic Rate Loan, CD Rate Loan or Eurodollar Loan, and, with respect to Eurodollar Loans, the interest rate and Interest Period applicable thereto, and all payments of principal and interest and the principal balance from time to time outstanding, provided that prior to any transfer of such Revolving Note all such amounts shall be recorded on a schedule to such Revolving Note. The record thereof, whether shown on such books or records or on the schedule to the Revolving Note, shall be prima facie evidence as to all such amounts; provided, however, that the failure of any Bank to record or any mistake in recording any of the foregoing shall not limit or otherwise affect the obligation of the Company to repay all Revolving Credit Loans made hereunder together with accrued interest thereon. Upon the request of any Bank, the Company will furnish a new Revolving Note to such Bank to replace its outstanding Revolving Note and at such time the first notation appearing on the schedule on the reverse side of, or attached to, such Revolving Note shall set forth the aggregate unpaid principal amount of Revolving Credit Loans then outstanding from such Bank, and, with respect to each Fixed Rate Loan, the interest rate and Interest Period applicable thereto. Such Bank will cancel the outstanding Revolving Note upon receipt of the new Revolving Note.
     .c2.Section 1.3.    Interest Rates;.  (a) Domestic Rate
Loans. Each Domestic Rate Loan shall bear interest (computed on the basis of a year of 360 days and actual days elapsed) on the unpaid principal amount thereof from the date such Loan is made until maturity (whether by acceleration, upon prepayment or otherwise) at a rate per annum equal to the lesser of (i) the Highest Lawful Rate and (ii) the sum of the Applicable Margin plus the Domestic Rate from time to time in effect, payable quarterly in arrears on the last day of each calendar quarter, commencing on the first of such dates occurring after the date hereof and at maturity (whether by acceleration, upon prepayment or otherwise).
     (b)  Eurodollar Loans.  Each Eurodollar Loan under the
Revolving Credit shall bear interest (computed on the basis of a year of 360 days and actual days elapsed) on the unpaid principal amount thereof from the date such Loan is made until the last day of the Interest Period applicable thereto or, if earlier, until maturity (whether by acceleration or otherwise) at a rate per annum equal to the lesser of (i) the Highest Lawful Rate and (ii) the sum of the Applicable Margin plus the Adjusted Eurodollar Rate, payable on the last day of each Interest Period applicable thereto and at maturity (whether by acceleration or otherwise) and, with respect to Eurodollar Loans with an Interest Period in excess of three months, on the date occurring every three months from the first day of the Interest Period applicable thereto.
     (c)  CD Rate Loans.  Each CD Rate Loan under the Revolving
Credit shall bear interest (computed on the basis of a year of 360 days and actual days elapsed) on the unpaid principal amount thereof from the date such Loan is made until the last day of the Interest Period applicable thereto or, if earlier, until maturity (whether by acceleration or otherwise) at a rate per annum equal to the lesser of (i) the Highest Lawful Rate and (ii) the sum of the Applicable Margin plus the Adjusted CD Rate, payable on the last day of each Interest Period applicable thereto and at maturity (whether by acceleration of otherwise) and, with respect to CD Rate Loans with an Interest Period in excess of 90 days, on the date occurring every 90 days from the first day of the Interest Period applicable thereto.
     (d)  Default Rate.  During the existence of an Event of Default all Loans and Reimbursement Obligations shall bear interest (computed on the basis of a year of 360 days and actual days elapsed) from the date of such Event of Default until paid in full, payable on demand, at a rate per annum equal to the sum of 2.5% plus the Domestic Rate from time to time in effect plus the Applicable Margin.
     .c2.Section 1.4.    Conversion and Continuation of Loans;.
(a) Provided that no Event of Default or Potential Default has occurred and is continuing, the Company shall have the right, subject to the other terms and conditions of this Agreement, to continue in whole or in part (but, if in part, in the minimum amount specified for Fixed Rate Loans in Section
1.1 hereof) any Fixed Rate Loan from any current Interest Period into a subsequent Interest Period, provided that the Company shall give the Bank notice of the continuation of any such Loan as provided in Section 1.8 hereof.
     (b)  In the event that the Company fails to give notice
pursuant to Section 1.8 hereof of the continuation of any Fixed Rate Loan or fails to specify the Interest Period applicable thereto, or an Event of Default or Potential Default has occurred and is continuing at the time any such Loan is to be continued hereunder, then such Loan shall be automatically converted as (and the Company shall be deemed to have given notice requesting) a Domestic Rate Loan, subject to Sections 1.8(b), 8.2 and 8.3 hereof, unless paid in full on the last day of the then applicable Interest Period.
     (c) Provided that no Event of Default or Potential Default has occurred and is continuing, the Company shall have the right, subject to the terms and conditions of this Agreement, to convert Loans of one type (in whole or in part) into Loans of another type from time to time provided that: (i) the Company shall give the Bank notice of each such conversion as provided in Section 1.8 hereof, (ii) the principal amount of any Loan converted hereunder shall be in an amount not less than the minimum amount specified for the type of Loan in Section 1.1 hereof, (iii) after giving effect to any such conversion in part, the principal amount of any Fixed Rate Loan then outstanding shall not be less than the minimum amount specified for the type of Loan in Section 1.1 hereof, (iv) any conversion of a Loan hereunder shall only be made on a Banking Day, and (v) any Fixed Rate Loan may be converted only on the last day of the Interest Period then applicable thereto.
     .c2.Section 1.5.    Bankers Acceptances;.  Subject to all the
terms and conditions hereof, satisfaction of all conditions precedent to borrowing under this Agreement and so long as no Potential Default or Event of Default is in existence, at the Company s request Harris, in its discretion, may create acceptances in an amount of at least $5,000,000 (a B/A and collectively the B/As ) for the Company within the limits of, and subject to availability under the Revolving Credit, and the Banks hereby agree to participate therein as more fully described in Section 1.9 hereof. Each B/A shall be created pursuant to a General Acceptance Agreement (the B/A Agreement ) in the form of Exhibit B hereto and an Acceptance Request in Harris standard form at the time such B/A is requested with respect to such draft presented to Harris for acceptance hereunder. To provide the Company with immediate cash for the B/As created hereunder, Harris agrees to discount such B/As at a rate determined by adding a rate per annum (calculated on the basis of a 360-day year and actual days elapsed) equal to the Applicable Margin to the then current bankers acceptance rate for B/As on which Harris is the acceptor and to credit the proceeds of such discounting to the Company s account at Harris. The face amount of each B/A created and outstanding pursuant hereto shall be deducted from the credit which may be otherwise available under the Revolving Credit. Each B/A shall have a term of 30, 60, 90, 120, 150 or 180 days (but not later than the Termination Date), and shall be an acceptance eligible for discount with Federal Reserve Bank in accordance with paragraph 7A of
Section 13 of the Federal Reserve Act and regulations and interpretations applicable thereto. The Company shall present to Harris evidence of such eligibility satisfactory to the Banks, and Harris in its sole discretion may refuse to issue any B/A.
     .c2.Section 1.6.    Letters of Credit.;  Subject to all the
terms and conditions hereof, satisfaction of all conditions precedent to borrowing under this Agreement and so long as no Potential Default or Event of Default is in existence, at the Company s request Harris may in its discretion issue letters of credit (an L/C and collectively the L/Cs ) for the account of the Company subject to availability under the Revolving Credit, and the Banks hereby agree to participate therein as more fully described in Section 1.9 hereof. Each L/C shall be issued pursuant to an Application for Letter of Credit (the L/C Agreement ) in the form of Exhibit C hereto. The L/Cs shall consist of standby letters of credit in an aggregate face amount not to exceed $20,000,000. Each L/C shall have an expiry date not more than one year from the date of issuance thereof (but in no event later than the Termination Date). The amount available to be drawn under each L/C issued pursuant hereto shall be deducted from the credit otherwise available under the Revolving Credit. In consideration of the issuance of L/Cs the Company agrees to pay Harris a fee (the L/C Fee ) in the amount per annum equal to 1.0% of the face amount of each Performance L/C and 1.5% of the stated amount of each Financial Guarantee L/C (in each case computed on the basis of a 360 day year and actual days elapsed) of the face amount for any L/C issued hereunder. In addition the Company shall pay Harris for its own account an issuance fee (the L/C Issuance Fee ) in an amount equal to one-eighth of one percent (0.125%) of the stated amount of each L/C issued by Harris hereunder. All L/C Fees and L/C Issuance Fees shall be payable on the date of issuance of each L/C hereunder and on the date of each extension, if any, of the expiry date of each L/C.
     .c2.Section 1.7.    Reimbursement Obligation;.  The Company
is obligated, and hereby unconditionally agrees, to pay in immediately available funds to the Agent for the account of Harris and the Banks who are participating in L/Cs and B/As pursuant to Section 1.9 hereof the face amount of (a) each B/A created by Harris hereunder not later than 11:00 A.M. (Chicago Time) on the maturity date of such B/A, and (b) each draft drawn and presented under an L/C issued by Harris hereunder not later than 11:00 a.m. (Chicago Time) on the date such draft is presented for payment to Harris (the obligation of the Company under this Section 1.7 with respect to any B/A or L/C is a Reimbursement Obligation ). If at any time the Company fails to pay any Reimbursement Obligation when due, the Company shall be deemed to have automatically requested a Domestic Rate Loan from the Banks hereunder, as of the maturity date of such Reimbursement Obligation, the proceeds of which Loan shall be used to repay such Reimbursement Obligation. Such Loan shall only be made if no Potential Default or Event of Default shall exist and upon approval by all of the Banks, and shall be subject to availability under the Revolving Credit. If such Loan is not made by the Banks for any reason, the unpaid amount of such Reimbursement Obligation shall be due and payable to the Agent for the pro rata benefit of the Banks upon demand and shall bear interest at the rate of interest specified in Section 1.3(d) hereof.
     .c2.Section 1.8.    Manner of Borrowing and Rate Selection;.
(a) The Company shall give telephonic, telex or telecopy notice to the Agent (which notice, if telephonic, shall be promptly confirmed in writing) no later than (i) 11:00 a.m. (Chicago time) on the date the Banks are requested to make each Domestic Rate Loan, (ii) 11:00 a.m. (Chicago time) on the date at least three (3) Banking Days prior to the date of (A) each Eurodollar Loan which the Banks are requested to make or continue, and (B) the conversion of any CD Rate Loan or Domestic Rate Loan into a Eurodollar Loan and (iii) 11:00 a.m. (Chicago time) on the date at least one (1) Business Day prior to the date of (A) each CD Rate Loan which the Banks are requested to make and (B) the conversion of any Eurodollar Loan or Domestic Rate Loan into a CD Rate Loan. Each such notice shall specify the date of the Loan requested (which shall be a Business Day in the case of Domestic Rate Loans and CD Rate Loans and a Banking Day in the case of a Eurodollar
Loan), the amount of such Loan, whether the Loan is to be made available by means of a Domestic Rate Loan, CD Rate Loan or Eurodollar Loan and, with respect to Fixed Rate Loans, the Interest Period applicable thereto; provided, that in no event shall the principal amount of any requested Revolving Credit Loan plus the aggregate principal or face amount, as appropriate, of all Loans, L/Cs, B/As and unpaid Reimbursement Obligations outstanding hereunder exceed the amounts specified in Section 1.1 hereof. The Company agrees that the Agent may rely on any such telephonic, telex or telecopy notice given by any person who the Agent believes is authorized to give such notice without the necessity of independent investigation and in the event any notice by such means conflicts with the written confirmation, such notice shall govern if any Bank has acted in reliance thereon. The Agent shall, no later than 12:30 p.m. (Chicago time) on the day any such notice is received by it, give telephonic, telex or telecopy (if telephonic, to be confirmed in writing within one Business Day) notice of the receipt of notice from the Company hereunder to each of the Banks, and, if such notice requests the Banks to make, continue or convert any Fixed Rate Loans, the Agent shall confirm to the Company by telephonic, telex or telecopy means, which confirmation shall be conclusive and binding on the Company in the absence of manifest error, the Interest Period and the interest rate applicable thereto promptly after such rate is determined by the Agent.
     (b)  Subject to the provisions of Section 6 hereof, the
proceeds of each Loan shall be made available to the Company at the principal office of the Agent in Chicago, Illinois, in immediately available funds, on the date such Loan is requested to be made, except to the extent such Loan represents (i) the conversion of an existing Loan or
(ii) a refinancing of a Reimbursement Obligation, in which case each Bank shall record such conversion on the schedule to its Revolving Note, or in lieu thereof, on its books and records, and shall effect such conversion or refinancing, as the case may be, on behalf of the Company in accordance with the provisions of Section 1.4(a) hereof and 1.9 hereof, respectively. Not later than 2:00 p.m. Chicago time, on the date specified for any Loan to be made hereunder, each Bank shall make its portion of such Loan available to the Company in immediately available funds at the principal office of the Agent, except (i) as otherwise provided above with respect to converting or continuing any outstanding Loans and (ii) to the extent such Loan represents a refinancing of any outstanding Reimbursement Obligations.
     (c)  Unless the Agent shall have been notified by a Bank prior to 1:00 p.m. (Chicago time) on the date a Loan is to be made by such Bank (which notice shall be effective upon receipt) that such Bank does not intend to make the proceeds of such Loan available to the Agent, the Agent may assume that such Bank has made such proceeds available to the Agent on such date and the Agent may in reliance upon such assumption (but shall not be required to) make available to the Company a corresponding amount. If such corresponding amount is not in fact made available to the Agent by such Bank, the Agent shall be entitled to receive such amount on demand from such Bank (or, if such Bank fails to pay such amount forthwith upon such demand, to recover such amount, together with interest thereon at the rate otherwise applicable thereto under Section 1.3 hereof, from the Company) together with interest thereon in respect of each day during the period commencing on the date such amount was made available to the Company and ending on the date the Agent recovers such amount, at a rate per annum equal to the effective rate charged to the Agent for overnight Federal funds transactions with member banks of the Federal Reserve System for each day, as determined by the Agent (or, in the case of a day which is not a Business Day, then for the preceding Business Day) (the Fed Funds Rate ). Nothing in this Section 1.8(c) shall be deemed to permit any Bank to breach its obligations to make Loans under the Revolving Credit or to limit the Company s claims against any Bank for such breach.
     .c2.Section 1.9.    Participation in B/As and L/Cs;.  Each of
the Banks will acquire a risk participation for its own account, without recourse to or representation or warranty from Harris, in each B/A upon the creation thereof and in each L/C upon the issuance thereof ratably in accordance with its Commitment Percentage. In the event any Reimbursement Obligation is not immediately paid by the Company pursuant to Section 1.7 hereof, each Bank will pay to Harris funds in an amount equal to such Bank s ratable share of the unpaid amount of such Reimbursement Obligation (based upon its proportionate share relative to its percentage of the Revolving Credit (as set forth in Section 1.1 hereof)). At the election of all of the Banks, such funding by the Banks of the unpaid Reimbursement Obligations shall be treated as additional Revolving Credit Loans to the Company hereunder rather than a purchase of participations by the Banks in the related B/As and L/Cs held by Harris. The availability of funds to the Company under the Revolving Credit shall be reduced in an amount equal to any such B/A or L/C. The obligation of the Banks to Harris under this
Section 1.9 shall be absolute and unconditional and shall not be affected or impaired by any Event of Default or Potential Default which may then be continuing hereunder. Harris shall notify each Bank by telephone of its proportionate share relative to its percentage of the total Banks
Revolving Credit Commitments set forth in Section 1.1 hereof (a Commitment Percentage ) of such unpaid Reimbursement Obligation. If such notice has been given to each Bank by 12:00 Noon, Chicago time, each Bank agrees to pay Harris in immediately available and freely transferable funds on the same Business Day. If such notice is received after 12:00 noon, Chicago time, each Bank agrees to pay Harris in immediately available and freely transferable funds no later than the following Business Day. Funds shall be so made available at the account designated by Harris in such notice to the Banks. Upon the election by the Banks to treat such funding as additional Revolving Credit Loans hereunder and payment by each Bank, such Loans shall bear interest in accordance with Section 1.3(a) hereof. Harris shall share with each Bank on a pro rata basis relative to its Commitment Percentage a portion of each payment of a Reimbursement Obligation (whether of principal or interest) and any B/A commission and any L/C Fee (but not any L/C Issuance Fee) payable by the Company. Any such amount shall be promptly remitted to the Banks when and as received by Harris from the Company.
     .c2.Section 1.10.   Capital Adequacy;.  If, after the date
hereof, any Bank or the Agent shall have determined in good faith that the adoption of any applicable law, rule or regulation regarding capital adequacy, or any change therein (including, without limitation, any revision in the Final Risk-Based Capital Guidelines of the Board of Governors of the Federal Reserve System (12 CFR Part 208, Appendix A; 12 CFR Part 225, Appendix A) or of the Office of the Comptroller of the Currency (12 CFR Part 3, Appendix A), or in any other applicable capital rules heretofore adopted and issued by any governmental authority), or any change in the interpretation or administration thereof by any governmental authority, central bank or comparable agency charged with the interpretation or administration thereof, or compliance by any Bank (or its Lending Office) with any request or directive regarding capital adequacy (whether or not having the force of law) of any such authority, central bank or comparable agency, has or would have the effect of reducing the rate of return on such Bank s capital, or on the capital of any corporation controlling such Bank, in each case as a consequence of its obligations hereunder to a level below that which such Bank would have achieved but for such adoption, change or compliance (taking into consideration such Bank s policies with respect to capital adequacy) by an amount reasonably deemed by such Bank to be material, then from time to time, within fifteen (15) days after demand by such Bank (with a copy to the Agent), the Company shall pay to such Bank such additional amount or amounts as will compensate such Bank for such reduction.
.c1.2.    Fees, Prepayments And Terminations.
     .c2.Section 2.1.    Facility Fee;.  For the period from the
date hereof to and including the Termination Date, the Company shall pay to the Agent for the account of the Banks a facility fee with respect to the Revolving Credit at the rate of one-half of one percent (0.5%) per annum (computed in each case on the basis of a year of 360 days for the actual number of days elapsed) of the aggregate maximum amount of the Banks Revolving Credit Commitments hereunder in effect from time to time and whether or not any credit is in use under the Revolving Credit, all such fees to be payable quarterly in arrears on the last day of each calendar quarter commencing on the last day of June, 1993, and on the Termination Date, unless the Revolving Credit is terminated in whole on an earlier date, in which event the facility fee for the final period shall be paid on the date of such earlier termination in whole.
     .c2.Section 2.2.    Agent s Fee;.  The Company shall pay to
and for the sole account of the Agent such fees as may be agreed upon in writing from time to time by the Agent and the Company. Such fees shall be in addition to any fees and charges the Agent may be entitled to receive under Section 10 hereunder or under the other Loan Documents.
     .c2.Section 2.3.    Optional Prepayments;.  The Company shall
have the privilege of prepaying without premium or penalty and in whole or in part (but if in part, then in a minimum principal amount of $2,500,000 or such greater amount which is an integral multiple of $100,000) any Domestic Rate Loan at any time upon prior telex or telephonic notice to the Agent on or before 12:00 Noon on the same Business Day. The Company may not prepay any Fixed Rate Loan. Any amount prepaid under the Revolving Credit may, subject to the terms and conditions of this Agreement, be borrowed, repaid and borrowed again.
     .c2.Section 2.4.    Mandatory Prepayments
     (a)  Borrowing Base.  The Company shall not permit the sum of the principal amount of all Loans plus the aggregate face amount of all B/As, the amount available for drawing under all L/Cs and the aggregate principal amount of all unpaid Reimbursement Obligations at any time outstanding to exceed the lesser of (i) the sum of the Banks Revolving Credit Commitments or (ii) the Borrowing Base as determined on the basis of the most recent Borrowing Base Certificate. In addition to the Company s obligations to pay any outstanding Reimbursement Obligations as set forth in Section 1.7 hereof, the Company will make such payments on any outstanding Loans and Reimbursement Obligations (and, if any B/As are then outstanding, deposit an amount equal to the aggregate face amount of all such B/As into an interest bearing account with the Agent which shall be held as additional collateral security for such B/As) which are necessary to cure any such excess within three Business Days after the occurrence thereof. Any amount prepaid under the Revolving Credit may, subject to the terms and conditions of this Agreement, be borrowed, prepaid and borrowed again.
     (b)  Excess Cash Flow.  No later than 60 days after the last day of each fiscal quarter (except the last fiscal quarter in each fiscal year) of the Company and no later than 90 days after the last day of each Fiscal Year of the Company, the Company shall apply an amount equal to 75% of its Excess Cash Flow for such fiscal quarter if its Leverage Ratio for such fiscal quarter was greater than 0.60 to 1, or 50% of its Excess Cash Flow for such fiscal quarter if its Leverage Ratio for such fiscal quarter was equal to or less than 0.60 to 1 but greater than 0.55 to 1, first to the prepayment in full of Revolving Credit Loans and Reimbursement Obligations outstanding hereunder and then to the prepayment of Funded Debt.
     .c2.Section 2.5.    Closing Fee;.  The Company shall pay to
the Agent for the pro rata benefit of the Banks a closing fee in an amount equal to one-half of one percent (0.5%) of the Banks Revolving Credit Commitments (determined without regard to any credit in use hereunder), one-half of which fee shall be payable on the date of the execution and delivery of this Agreement and the other half of which fee shall be payable on the date that the initial Loan is made hereunder, the initial B/A is created hereunder or the initial L/C is issued hereunder.
     .c2.Section 2.6.    Termination of Commitments;.  The
Revolving Credit Commitments of the Banks hereunder shall automatically terminate on June 15, 1993 if the initial extension of credit hereunder is not made on or before June 15, 1993.
.c1.3.    Place and Application of Payments;.
     All payments of principal and interest made by the Company in respect of the Notes and Reimbursement Obligations and all fees payable by the Company hereunder, shall be made to the Agent at its office at 111 West Monroe Street, Chicago, Illinois 60690 and in immediately available funds, prior to 12:00 noon on the date of such payment. All such payments shall be made without setoff or counterclaim and without reduction for, and free from, any and all present and future levies, imposts, duties, fees, charges, deductions withholdings, restrictions or conditions of any nature imposed by any government or any political subdivision or taxing authority thereof. Unless the Banks otherwise agree, any payments received after 12:00 noon Chicago time shall be deemed received on the following Business Day. The Agent shall remit to each Bank its proportionate share of each payment of principal, interest and facility fees, B/A fees and L/C fees received by the Agent by 3:00 P.M. Chicago time on the same day of its receipt if received by the Agent by 12:00 noon, Chicago time, and its proportionate share of each such payment received by the Agent after 12:00 noon on the Business Day following its receipt by the Agent. In the event the Agent does not remit any amount to any Bank when required by the preceding sentence, the Agent shall pay to such Bank interest on such amount until paid at a rate per annum equal to the Fed Funds Rate. The Company hereby authorizes the Agent to automatically debit its account with Harris for any principal, interest and fees when due under the Notes, the B/A Agreement, any L/C Agreement or this Agreement and to transfer the amount so debited from such account to the Agent for application as herein provided. All proceeds of Collateral shall be applied in the manner specified in the Security Agreement.
.c1.4.    Definitions;.
     The terms hereinafter set forth when used herein shall have the following meanings:
     4.1. Account Debtor shall mean the Person who is obligated on a Receivable.
     4.2. Adjusted CD Rate shall mean a rate per annum (rounded upwards, if necessary, to the nearest 1/100 of 1%) determined in accordance with the following formula:

Adjusted CD Rate = CD Rate  /     100% - CD Reserve Percentage +
Assessment Rate
     4.3.  Adjusted Eurodollar Rate  means a rate per annum
determined pursuant to the following formula:
Adjusted Eurodollar Rate =          Eurodollar Rate        /   100% -
Reserve Percentage
     4.4. Affiliate shall mean any person, firm or corporation which, directly or indirectly controls, or is controlled by, or is under common control with, the Company. As used in this Section 4.30 the term controls (including the terms controlled by and under common control with ) shall have the meaning given in Section 4.30.
     4.5. Agent is defined in the first paragraph of this Agreement.
     4.6. Agreement shall mean this Secured Credit Agreement as supplemented, modified, restated and amended from time to time.
     4.7.  Anniversary Date  has the meaning specified in Section
1.1(b) hereof.
     4.8. Applicable Margin shall mean, with respect to each type of Loan and the B/As described in Column A below, the rate of interest per annum shown in Columns B, C and D below for the range of Leverage Ratio specified for each Column:

          A         B         C         D

Leverage Ratio      <0.5 to 1 >.50 to 1 and

<.60 to 1   .60 to 1 and      <.70 to 1
Eurodollar Loans         1.125%          1.375%        1.75%
B/As                1.125%          1.375%        1.75%
Domestic Rate Loans      0.125%          0.375%        0.75%
CD Rate Loans            1.25%          1.50%          1.875%

               Not later than 5 Business Days after receipt by
the Agent of the financial statements called for by Section 7.4 hereof for the applicable fiscal quarter, the Agent shall determine the Leverage Ratio for the applicable period and shall promptly notify the Company and the
Banks of such determination and of any change in the Applicable Margins resulting therefrom. Any such change in the Applicable Margins shall be effective as of the date the Agent so notifies the Company and the Banks with respect to all Loans and B/As outstanding on such date, and such new Applicable Margins shall continue in effect until the effective date of the next quarterly redetermination in accordance with this Section. Each determination of the Leverage Ratio and Applicable Margins by the Agent in accordance with this Section shall be conclusive and binding on the Company and the Banks absent manifest error.  From the date hereof until the
Applicable Margins are first adjusted pursuant hereto, the Applicable
Margins shall be those set forth in column D above.
     4.9.  Assessment Rate  shall mean the assessment rate (rounded upwards, if necessary, to the nearest 1/100 of 1%) imposed by the Federal Deposit Insurance Corporation or its successors for insuring the Agent s liability for time deposits, as in effect from time to time.
     4.10.      B/A  and  B/As  shall have the meanings specified in
Section 1.5 hereof.
     4.11.      B/A Agreement  shall have the meaning set forth in
Section 1.5.
     4.12.      Bank  and  Banks  shall have the meanings specified in
the first paragraph of this Agreement.
     4.13. Banking Day shall mean a day on which banks are open for business in Nassau, Bahamas, London, England, Dallas, Texas, Denver,
Colorado, Kansas City, Missouri, New York, New York and Chicago, Illinois,
other than a Saturday or Sunday, and dealing in United States Dollar deposits in London, England and Nassau, Bahamas.
     4.14.      Borrowing Base , as determined on the basis of the
information contained in the most recent Borrowing Base Certificate, shall mean an amount equal to:
     (a)  80% of the amount of Eligible Receivables, plus
     (b)  65% of the Value of Eligible Inventory consisting of feed grains, feed and ingredients, plus
     (c)  65% percent of the Value of Eligible Inventory consisting of live and dressed broiler chickens and commercial eggs, plus
     (d)  65% of the Value of Eligible Inventory consisting of
prepared foods, plus
     (e)  100% of the Value of Eligible Inventory consisting of breeder hens, breeder pullets, commercial hens, commercial pullets and hatching eggs, plus
     (f)  40% of the Value of Eligible Inventory consisting of
packaging materials, vaccines and supplies, minus
     (g)  the aggregate outstanding amount of all Grower Payables that are more than 15 days past due.
     4.15.      Borrowing Base Certificate  shall mean the certificate in
the form of Exhibit H hereto which is required to be delivered to the Banks in accordance with Section 7.4(d) hereof.
     4.16.      Business Day  shall mean any day except Saturday or
Sunday on which banks are open for business in Chicago, Illinois, Dallas,
Texas, Denver, Colorado, Kansas City, Missouri and New York, New York.
     4.17.      Capitalized Lease  shall mean, as applied to any Person,
any lease of any Property the discounted present value of the rental obligations of such person as lessee under which, in accordance with generally accepted accounting principles, is required to be capitalized on the balance sheet of such Person.
     4.18.      Capitalized Lease Obligation  shall mean, as applied to
any Person, the discounted present value of the rental obligation, as aforesaid, under any Capitalized Lease.
     4.19. CD Rate shall mean, with respect to each Interest Period applicable to a CD Rate Loan, the rate per annum determined by the Agent to be the arithmetic average of the rate per annum determined by the Agent to be the average of the bid rates quoted to the Agent at approximately 10:00
a.m. Chicago time (or as soon thereafter as practicable) on the first day of such Interest Period by at least two certificate of deposit dealers of recognized national standing selected by the Agent for the purchase at face value of certificates of deposit of the Agent having a term comparable to such Interest Period and in an amount comparable to the principal amount of the CD Rate Loan to be made by the Agent for such Interest Period. Each determination of the CD Rate made by the Agent in accordance with this paragraph shall be conclusive and binding on the Company except in the case of manifest error or willful misconduct.
     4.20.      CD Reserve Percentage  shall mean the rate (as determined
by the Bank) of the maximum reserve requirement (including, without limitation, any supplemental, marginal and emergency reserves) imposed on the Agent by the Board of Governors of the Federal Reserve System (or any successor) from time to time on non-personal time deposits having a maturity equal to the applicable Interest Period and in an amount equal to the unpaid principal amount of the relevant CD Rate Loan, subject to any amendments of such reserve requirement by such Board or its successor, taking into account any transitional adjustments thereto.  The Adjusted CD
Rate shall automatically be adjusted as of the date of any change in the CD Reserve Percentage.
     4.21.      CERCLA  shall mean the Comprehensive Environmental
Response, Compensation and Liability Act of 1980, as amended.
     4.22.      CERCLIS  shall mean the CERCLA Information System.
     4.23.      Change in Law  shall have the meaning specified in
Section 9.3 hereof.
     4.24.      CoBank  shall mean the National Bank for Cooperatives.
     4.25.      CoBank Agreement  shall have the meaning specified in
Section 11.15(a) hereof.
     4.26.      CoBank Participation  shall have the meaning set forth in
Section 11.15(a) hereof.
     4.27.      Collateral  shall mean the collateral security provided
to the Agent for the benefit of the Banks pursuant to the Security
Agreement.
     4.28.      Commitment Percentage  shall have the meaning set forth
in Section 1.9 hereof.
     4.29.      Company  shall have the meaning specified in the first
paragraph of this Agreement.
     4.30.      Control  or  Controlled By  or  Under Common Control
shall mean possession, directly or indirectly, of power to direct or cause the direction of management or policies (whether through ownership of voting securities, by contract or otherwise); provided that, in any event any Person which beneficially owns, directly or indirectly, 10% or more (in number of votes) of the securities having ordinary voting power for the election of directors of a corporation shall be conclusively presumed to control such corporation, and provided further that any Consolidated
Subsidiary shall be conclusively presumed to be controlled by the Company.
     4.31.      Current Assets  of any Person shall mean the aggregate
amount of assets of such Person which in accordance with generally accepted accounting principles may be properly classified as current assets after deducting adequate reserves where proper.
     4.32.      Current Liabilities  shall mean all items (including
taxes accrued as estimated) which in accordance with generally accepted accounting principles may be properly classified as current liabilities, and including in any event all amounts outstanding from time to time under this Agreement.
     4.33.      Current Ratio  shall mean the ratio of Current Assets to
Current Liabilities of the Company and its Subsidiaries.
     4.34.      Debt  of any Person shall mean as of any time the same is
to be determined, the aggregate of:
     (a)  all indebtedness, obligations and liabilities of such
Person with respect to borrowed money (including by the issuance of debt securities);
     (b)  all guaranties, endorsements and other contingent
obligations of such Person with respect to indebtedness arising from money borrowed by others;
     (c)  all reimbursement and other obligations with respect to letters of credit, bankers acceptances, customer advances and other extensions of credit whether or not representing obligations for borrowed money;
     (d)  the aggregate of the principal components of all leases and other agreements for the use, acquisition or retention of real or personal property which are required to be capitalized under generally accepted accounting principles consistently applied;
     (e)  all indebtedness, obligations and liabilities representing the deferred purchase price of property or services; and
     (f)  all indebtedness secured by a lien on the Property of such
Person, whether or not such Person has assumed or become liable for the payment of such indebtedness.
     4.35.      Domestic Rate  means for any day the rate of interest
announced by Harris from time to time as its prime commercial rate in effect on such day, with any change in the Domestic Rate resulting from a change in said prime commercial rate to be effective as of the date of the relevant change in said prime commercial rate (the Harris Prime Rate ), provided that if the rate per annum determined by adding 1/2 of 1% to the rate at which Harris would offer to sell federal funds in the interbank market on or about 10:00 a.m. (Chicago time) on any day (the  Adjusted Fed
Funds Rate ) shall be higher than the Harris Prime Rate on such day, then the Domestic Rate for such day and for any succeeding day which is not a Business Day shall be such Adjusted Fed Funds Rate. The determination of the Adjusted Fed Funds Rate by Harris shall be final and conclusive except in the case of manifest error or willful misconduct.
     4.36.      Domestic Rate Loan  means a Revolving Credit Loan which
bears interest as provided in Section 1.3(a) hereof.
     4.37.      EBITDA  shall mean, in any fiscal year of the Company,
all earnings (other than extraordinary items) of the Company before interest and income tax obligations of the Company for said year and before depreciation and amortization charges of the Company for said year, all determined in accordance with generally accepted accounting principles, consistently applied.
     4.38.      Eligible Inventory  shall mean any Inventory of the
Company in which the Agent has a first priority perfected security interest, which the Banks in their sole judgment deem to be acceptable for inclusion in the Borrowing Base and which complies with each of the following requirements:
     (a)  it consists solely of feed grains, feed, ingredients, live broiler chickens, dressed broiler chickens, commercial eggs, prepared food products, breeder hens, breeder pullets, hatching eggs, commercial hens, commercial pullets, packaging materials, vaccines and supplies;
     (b)  it is in first class condition, not obsolete, and is
readily usable or salable by the Company in the ordinary course of its business;
     (c) it substantially conforms to the advertised or represented specifications and other quality standards of the Company, and has not been determined by the Banks to be unacceptable due to age, type, category, quality and/or quantity;
     (d)  all warranties as set forth in this Agreement and the
Security Agreement are true and correct with respect thereto;
     (e)  it has been identified to the Banks in the manner
prescribed pursuant to the Security Agreement;
     (f)  it is located at a location within the United States
disclosed to and approved by the Banks and, if requested by the Agent, any Person (other than the Company) owning or controlling such location shall have waived all right, title and interest in and to such Inventory in a manner satisfactory to the Banks; and
     (g)  it is covered by a warehouse receipt issued by the
Warehouseman and delivered to the Agent.
     4.39.      Eligible Receivables  shall mean any Receivable of the
Company in which the Agent has a first priority perfected security interest, which the Banks, in their sole judgment deem to be acceptable for inclusion in the Borrowing Base and which complies with each of the following requirements:
     (a)  It arises out of a bona fide rendering of services or sale of goods sold and delivered by or on behalf of the Company to, or in the process of being delivered by or on behalf of the Company to, the Account
Debtor on said Receivables;
     (b)  all warranties set forth in this Agreement and the
Security Agreement are true and correct with respect thereto;
     (c)  it has been identified to the Banks in a manner
satisfactory to the Banks;
     (d)  it is evidenced by an invoice (dated not later than five days after the date of shipment or performance of services) rendered to the Account Debtor thereunder;
     (e)  the invoice representing such Receivable shall have a due date not more than 45 days following the invoice date for such products;
     (f)  it is not owing by an Account Debtor who shall have failed to pay 10% or more of all Receivables owed by such Account Debtor within the period set forth in (g) below or who has become insolvent or is the subject of any bankruptcy, arrangement, reorganization proceedings or other proceedings for relief of debtors;
     (g)  it has not remained unpaid in whole or in part from and after the due date thereof;
     (h)  it is payable in United States Dollars;
     (i)  it is not owing by the United States of America or any department, agency or instrumentality thereof;
     (j)  it is not owing by any Account Debtor located outside of the United States;
     (k)  it is net of any credit or allowance given by the Company to such Account Debtor;
     (l)  the Receivable is not subject to any counterclaim or
defense asserted by the Account Debtor thereunder, nor is it subject to any offset or contra account payable to the Account Debtor (in any case, unless the amount of such Receivable is net of such counterclaim, defense, offset or contra account); and
     (m)  it is not owing by an Account Debtor that is an Affiliate of the Company other than Archer Daniels Midland.
     4.40.      Environmental Laws  shall have the meaning specified in
Section 5.10 hereof.
     4.41.      ERISA  shall mean the Employee Retirement Income Security
Act of 1974, as amended.
     4.42.      Eurodollar Loan  shall mean a Revolving Credit Loan which
bears interest as provided in Section 1.3(b) hereof.
     4.43.      Eurodollar Rate  shall mean for each Interest Period
applicable to a Eurodollar Loan, (a) the LIBOR Index Rate for such Interest Period, if such rate is available, and (b) if the LIBOR Index Rate cannot be determined, the arithmetic average of the rate of interest per annum
(rounded upwards, if necessary, to nearest 1/100 of 1%) at which deposits in U.S. dollars in immediately available funds are offered to the Agent at
11:00 a.m. (London, England time) two (2) Business Days before the beginning of such Interest Period by major banks in the interbank eurodollar market for a period equal to such Interest Period and in an amount equal or comparable to the principal amount of the Eurodollar Loan scheduled to be made by the Agent during such Interest Period.
     4.44.      Event of Default  shall mean any event or condition
identified as such in Section 8.1 hereof.
     4.45.      Excess Cash Flow  shall mean an amount equal to (a) net
cash provided by operating activities (determined on a consolidated basis in accordance with generally accepted accounting principles, consistently applied) minus (b) the sum of capital expenditures (determined in accordance with generally accepted accounting principles, consistently applied) plus principal payments on Debt due during such period plus all dividends paid during such period.
     4.46.      Existing Agreement  shall have the meaning specified in
Section 1.1(e) hereof.
     4.47.      Existing Lenders  shall have the meaning specified in
Section 1.1(e) hereof.
     4.48.      Fed Funds Rate  shall have the meaning specified in
Section 1.8(c) hereof.
     4.49.      Financial Guarantee L/C  shall mean an L/C issued
hereunder that constitutes a financial guaranty letter of credit under the capital adequacy requirements applicable to any of the Banks.
     4.50.      Fiscal Year  shall mean the 52 or 53 week period ending
on the Saturday closest to September 30 in each calendar year, regardless of whether such Saturday occurs in September or October of any calendar year.
     4.51.      Fixed Charge Coverage Ratio  shall mean the ratio of (a)
the sum of EBITDA and all amounts payable under all non-cancellable operating leases (determined on a consolidated basis in accordance with generally accepted accounting principles, consistently applied) for the period in question, to (b) the sum of (without duplication) (i) Interest
Expense for such period, (ii) the sum of the scheduled current maturities (determined in accordance with generally accepted accounting principles consistently applied, but excluding in any event any payments due under
Section 2.4(b) of this Agreement) of Funded Debt during the period in question, (iii) all amounts payable under non-cancellable operating leases (determined as aforesaid) during such period, and (iv) all amounts payable with respect to capitalized leases (determined on a consolidated basis in accordance with generally accepted accounting principles, consistently applied) for the period in question.
     4.52.      Fixed Rate  shall mean either of the Eurodollar Rate or
the Adjusted CD Rate.
     4.53.      Fixed Rate Loan  shall mean a Eurodollar Loan or a CD
Rate Loan and  Fixed Rate Loans  shall mean either or both of such types of
Loans.
     4.54. Funded Debt, with respect to any Person shall mean all indebtedness for borrowed money of such Person and with respect to the
Company all indebtedness for borrowed money of the Company, in each case maturing by its terms more than one year after, or which is renewable or extendible at the option of such Person for a period ending one year or more after, the date of determination, and shall include indebtedness for borrowed money of such maturity created, assumed or guaranteed by such
Person either directly or indirectly, including obligations of such maturity secured by liens upon Property of such Person and upon which such entity customarily pays the interest, all current maturities of all such indebtedness of such maturity and all rental payments under capitalized leases of such maturity.
     4.55.      Grower Payables  shall mean all amounts owed from time to
time by the Company to any Person on account of the purchase price of agricultural products or services (including poultry and livestock) if the
Agent reasonably determines that such Person is entitled to the benefits of any grower s lien, statutory trust or similar security arrangements to secure the payment of any amounts owed to such Person.
     4.56.      Guaranty Fees  shall have the meaning specified in
Section 7.30 hereof.
     4.57.      Harris  shall have the meaning specified in the first
paragraph of this Agreement.
     4.58.      Highest Lawful Rate  shall have the meaning specified in
Section 11.19 hereof.
     4.59.      Intangible Assets  shall mean license agreements,
trademarks, trade names, patents, capitalized research and development, proprietary products (the results of past research and development treated as long term assets and excluded from Inventory) and goodwill (all determined on a consolidated basis in accordance with generally accepted accounting principles consistently applied).
     4.60.      Interest Expense  for any period shall mean all interest
charges during such period, including all amortization of debt discount and expense and imputed interest with respect to capitalized lease obligations, determined on a consolidated basis in accordance with generally accepted accounting principles, consistently applied.
     4.61.      Interest Period  shall mean with respect to (a) the
Eurodollar Loans, the period used for the computation of interest commencing on the date the relevant Eurodollar Loan is made, continued or effected by conversion and concluding on the date one, two, three or six months thereafter and, (b) with respect to the CD Rate Loans, the period used for the computation of interest commencing on the date the relevant CD
Rate Loan is made, continued or effected by conversion and concluding on the date 30, 60, 90 or 180 days thereafter; provided, however, that no
Interest Period for any Fixed Rate Loan made under the Revolving Credit may extend beyond the Termination Date. For purposes of determining an
Interest Period applicable to a Eurodollar Loan, a month means a period starting on one day in a calendar month and ending on a numerically corresponding day in the next calendar month; provided, however, that if there is no numerically corresponding day in the month in which an Interest Period is to end or if an Interest Period begins on the last day of a calendar month, then such Interest Period shall end on the last Banking Day of the calendar month in which such Interest Period is to end.
     4.62. Inventory shall mean all raw materials, work in process, finished goods, and goods held for sale or lease or furnished or to be furnished under contracts of service in which the Company or any Subsidiary now has or hereafter acquires any right.
     4.63.      L/C  shall have the meaning set forth in Section 1.6
hereof.
     4.64.      L/C Agreement  shall have the meaning set forth in
Section 1.6 hereof.
     4.65.      L/C Fee  has the meaning specified in Section 1.6 hereof.
     4.66.      L/C Issuance Fee  has the meaning specified in Section
1.6 hereof.
     4.67.      Leverage Ratio  shall mean the ratio for the Company and
its Subsidiaries of (a) the aggregate outstanding principal amount of all
Debt (other than Debt consisting of reimbursement and other obligations with respect to undrawn letters of credit) to (b) the sum of the aggregate outstanding principal amount of all Debt included in clause (a) above plus
Net Worth.
     4.68.      LIBOR Index Rate  shall mean, for any Interest Period
applicable to a Eurodollar Loan, the rate per annum (rounded upwards, if necessary, to the next higher one hundred-thousandth of a percentage point)
for deposits in U.S. Dollars for a period equal to such Interest Period, which appears on the Telerate Page 3750 as of 11:00 a.m. (London, England
time) on the day two Banking Days before the commencement of such Interest
Period.
     4.69.      Loan  shall mean a Revolving Credit Loan and the term
Loans  shall mean any two or more Revolving Credit Loans collectively.
     4.70. Loan Documents shall mean this Agreement and any and all exhibits hereto, the Notes, the B/A Agreement, the L/C Agreements and the Security Agreement.
     4.71.      Net Income  shall mean the net income of the Company and
its Subsidiaries determined on a consolidated basis in accordance with generally accepted accounting principles, consistently applied.
     4.72.      Net Tangible Assets  shall mean the excess of the value
of the Total Assets over the value of the Intangible Assets of the Company and its Subsidiaries.
     4.73.      Net Working Capital  shall mean the excess for the
Company of Current Assets over Current Liabilities.
     4.74. Net Worth shall mean the Total Assets minus the Total Liabilities of the Company and its Subsidiaries, all determined on a consolidated basis in accordance with generally accepted accounting principles, consistently applied.
     4.75.      Notes  shall mean the Revolving Notes, and  Note  means
any of the Notes.
     4.76.      PBGC  shall mean the Pension Benefit Guaranty
Corporation.
     4.77.      Performance L/C  shall mean any L/C issued hereunder that
does not constitute a Financial Guarantee L/C.
     4.78. Person shall mean and include any individual, sole proprietorship, partnership, joint venture, trust, unincorporated organization, association, corporation, institution, entity, party or government (whether national, federal, state, county, city, municipal, or otherwise, including, without limitation, any instrumentality, division, agency, body or department thereof).
     4.79.      Plan  shall mean any employee benefit plan covering any
officers or employees of the Company or any Subsidiary, any benefits of which are, or are required to be, guaranteed by the PBGC.
     4.80.      Potential Default  shall mean any event or condition
which, with the lapse of time, or giving of notice, or both, would constitute an Event of Default.
     4.81.      Property  shall mean any interest in any kind of property
or asset, whether real, personal or mixed or tangible or intangible.
     4.82. Receivables shall mean all accounts, contract rights, instruments, documents, chattel paper and general intangibles in which the Company now has or hereafter acquires any right.
     4.83.      Reimbursement Obligation  has the meaning specified in
Section 1.7 hereof.
     4.84. Required Banks shall mean any Bank or Banks which in the aggregate hold at least 66-2/3% of the aggregate unpaid principal balance of the Loans and Reimbursement Obligations or, if no Loans are outstanding hereunder, any Bank or Banks in the aggregate having at least 66-2/3% of the Revolving Credit Commitments. For purposes of determining the Required Banks, CoBank shall be deemed to have a Revolving Credit Commitment in the amount of the CoBank s Participation and Harris Revolving Credit
Commitment shall be reduced by a like amount.
     4.85.      Reserve Percentage  means the daily arithmetic average
maximum rate at which reserves (including, without limitation, any supplemental, marginal and emergency reserves) are imposed on member banks of the Federal Reserve System during the applicable Interest Period by the
Board of Governors of the Federal Reserve System (or any successor) under Regulation D on eurocurrency liabilities (as such term is defined in Regulation D), subject to any amendments of such reserve requirement by such Board or its successor, taking into account any transitional adjustments thereto. For purposes of this definition, the Eurodollar Loans shall be deemed to be eurocurrency liabilities as defined in Regulation D without benefit or credit for any prorations, exemptions or offsets under Regulation D.
     4.86.      Retained Percentage  shall mean with respect to Harris
Revolving Credit Commitment a percentage determined by dividing (a) the amount of Harris  Revolving Credit Commitment minus the amount of the
CoBank Participation therein by (b) the amount of Harris Revolving Credit Commitment without reduction for CoBank s Participation therein.
     4.87.      Revolving Credit  shall have the meaning specified in the
first paragraph of this Agreement.
     4.88.      Revolving Credit Commitment  and  Revolving Credit
Commitments  shall have the meanings specified in Section 1.1(c) hereof.
     4.89.      Revolving Credit Loan  and  Revolving Credit Loans  shall
have the meanings specified in Section 1.1(a) hereof.
     4.90.      Revolving Note  or  Revolving Notes  shall have the
meanings specified in Section 1.1(d) hereof.
     4.91.      Security Agreement  shall mean that certain Security
Agreement Re:  Accounts Receivable, Farm Products and Inventory from the
Company to Harris, as Agent, as such agreement may be supplemented and amended from time to time.
     4.92.      Series D Notes  shall mean the Company s Variable Rate
Senior Secured Notes, Series D, due December 31, 1996 in the original aggregate principal amount of $18,000,000.
     4.93.      Senior Secured Notes  shall mean, collectively, the
Company s 9.55% Senior Secured Notes, Series A, due October 1, 1998 in the original principal amount of $12,000,000, the Company s 10.49% Senior
Secured Notes, Series C, due September 21, 2002 in the aggregate principal amount of $22,000,000, the Company s promissory note dated February 1, 1988 payable to the order of John Hancock Mutual Life Insurance Company in the original principal amount of $20,000,000, the Company s promissory note dated April 25, 1991 in the original principal amount of $5,000,000 payable to the order of John Hancock Mutual Life Insurance Company and the Company
s promissory notes in an aggregate principal amount not to exceed
$28,000,000 issued pursuant to the commitment described in Section 6.2(p)
hereof.
     4.94.      Subordinated Debt  shall mean indebtedness for borrowed
money of the Company which is subordinate in right of payment to the prior payment in full of the Company s indebtedness, obligations and liabilities to the Banks under the Loan Documents pursuant to written subordination provisions satisfactory in form and substance to the Banks.
     4.95.      Subsidiary  shall mean collectively any corporation or
other entity at least a majority of the outstanding voting equity interests (other than directors qualifying shares) of which is at the time owned directly or indirectly by the Company or by one of more Subsidiaries or by the Company and one or more Subsidiaries.  The term  Consolidated
Subsidiary  shall mean any Subsidiary whose accounts are consolidated with those of the Company in accordance with generally accepted accounting principles.
     4.96.      Tangible Net Worth  shall mean the Net Worth minus the
amount of all Intangible Assets of the Company and its Subsidiaries,
determined on a consolidated basis in accordance with generally accepted accounting principles, consistently applied.
     4.97.      Telerate Page 3750  shall mean the display designated as
Page 3750  on the Telerate Service (or such other page as may replace Page
3750 on that service or such other service as may be nominated by the
British Bankers Association as the information vendor for the purpose of displaying British Bankers Association Interest Settlement Rates for U.S. Dollar deposits).
     4.98.      Termination Date  shall have the meaning set forth in
Section 1.1(a) hereof.
     4.99.      Total Assets  shall mean at any date, the aggregate
amount of assets of the Company and its Subsidiaries determined on a consolidated basis in accordance with generally accepted accounting principles consistently applied.
     4.100.     Total Liabilities  shall mean at any date, the aggregate
amount of all liabilities of the Company and its Subsidiaries determined on a consolidated basis in accordance with generally accepted accounting principles, consistently applied.
     4.101.     Value of Eligible Inventory   shall mean as of any given
date with respect to Eligible Inventory:
     (a)  With respect to Eligible Inventory consisting of feed grains, feed, ingredients, dressed broiler chickens and commercial eggs, an amount equal to the lower of (i) costs determined on a first-in-first-out inventory basis (determined in accordance with generally accepted accounting principles consistently applied), or (ii) wholesale market value;
     (b)  With respect to Eligible Inventory consisting of live broiler chickens, the price quoted on the Arkansas live market on the date of calculation;
     (c)  With respect to Eligible Inventory consisting of prepared food products, the standard cost value;
     (d)  With respect to Eligible Inventory consisting of:  breeder hens, $1.50 per head; breeder pullets, $1.00 per head; commercial hens,
$0.70 per head; commercial pullets, $0.40 per head; and hatching eggs,
$1.25 a dozen; or in each case such other values as may be agreed upon by the Company and the Required Banks; and
     (e)  With respect to Eligible Inventory consisting of packaging materials, vaccines and supplies, actual costs.
     4.102.     Warehouseman  shall mean Field Warehousing Corp., a
California corporation, and any other Person approved by the Agent and the Required Banks.
     4.103.    Any accounting term or the character or amount of any
asset or liability or item of income or expense required to be determined under this Agreement, shall be determined or made in accordance with generally accepted accounting principles at the time in effect, to the extent applicable, except where such principles are inconsistent with the requirements of this Agreement.
.c1.5.    Representations and Warranties.
     The Company represents and warrants to the Banks as follows:
     .c2.Section 5.1.    Organization and Qualification;.  The
Company is a corporation duly organized and existing and in good standing under the laws of the State of Delaware, has full and adequate corporate power to carry on its business as now conducted, is duly licensed or qualified in all jurisdictions wherein the nature of its activities requires such licensing or qualification except where the failure to be so licensed or qualified would not have a material adverse effect on the condition, financial or otherwise, of the Company, has full right and authority to enter into this Agreement and the other Loan Documents, to make the borrowings herein provided for, to issue the Notes in evidence thereof, to encumber its assets as collateral security for such borrowings and to perform each and all of the matters and things herein and therein provided for; and this Agreement does not, nor does the performance or observance by the Company of any of the matters or things provided for in the Loan Documents, contravene any provision of law or any charter or by-law provision or any covenant, indenture or agreement of or affecting the Company or its Properties.
     .c2.Section 5.2.    Subsidiaries;.  Each Subsidiary is duly
organized and existing under the laws of the jurisdiction of its incorporation, has full and adequate corporate power to carry on its business as now conducted and is duly licensed or qualified in all jurisdictions wherein the nature of its business requires such licensing or qualification and the failure to be so licensed or qualified would have a material adverse effect upon the business, operations or financial condition of such Subsidiary and the Company taken as a whole. The only Subsidiaries of the Company are set forth on Exhibit I hereto.
     .c2.Section 5.3.    Financial Reports;.  The Company has
heretofore delivered to the Banks a copy of the Audit Report as of
September 26, 1992 of the Company and its Subsidiaries and unaudited financial statements (including a balance sheet, statement of income and retained earnings, statement of cash flows, footnotes and comparison to the comparable prior year period) of the Company as of, and for the period ending April 3, 1993.  Such audited financial statements have been prepared in accordance with generally accepted accounting principles on a basis consistent, except as otherwise noted therein, with that of the previous fiscal year or period and fairly reflect the financial position of the
Company and its Subsidiaries as of the dates thereof, and the results of its operations for the periods covered thereby. The Company and its Subsidiaries have no material contingent liabilities other than as indicated on said financial statements and since said date of April 3, 1993 there has been no material adverse change in the condition, financial or otherwise, of the Company or any Subsidiary that has not been disclosed in writing to the Banks.
     .c2. Section 5.4.   Litigation; Tax Returns; Approvals ;.
There is no litigation or governmental proceeding pending, nor to the knowledge of the Company threatened, against the Company or any Subsidiary which, if adversely determined, is likely to result in any material adverse change in the Properties, business and operations of the Company or any Subsidiary. All income tax returns for the Company required to be filed have been filed on a timely basis, all amounts required to be paid as shown by said returns have been paid.  There are no pending or, to the best of the Company s knowledge, threatened objections to or controversies in respect of the United States federal income tax returns of the Company for any fiscal year. No authorization, consent, license, exemption or filing
(other than the filing of financing statements) or registration with any court or governmental department, agency or instrumentality, is or will be necessary to the valid execution, delivery or performance by the Company of the Loan Documents.
     .c2.Section 5.5.    Regulation U;.  Neither the Company nor
any Subsidiary is engaged in the business of extending credit for the purpose of purchasing or carrying margin stock (within the meaning of
Regulation U of the Board of Governors of the Federal Reserve System) and
no part of the proceeds of any Loan made or any B/A created hereunder will be used to purchase or carry any margin stock or to extend credit to others for such a purpose.
     .c2.Section 5.6.    No Default;.  As of the date of this
Agreement, the Company is in full compliance with all of the terms and conditions of this Agreement, and no Potential Default or Event of Default is existing under this Agreement.
     .c2.Section 5.7.    ERISA;.  The Company and its Subsidiaries
are in compliance in all material respects with ERISA to the extent applicable to them and have received no notice to the contrary from the
PBGC or any other governmental entity or agency.
     .c2.Section 5.8.    Security Interests and Debt;.  There are
no security interests, liens or encumbrances on any of the Property of the Company or any Subsidiary except such as are permitted by Section 7.16 of this Agreement, and the Company and its Subsidiaries have no Debt except such as is permitted by Section 7.17 of this Agreement.
     .c2.Section 5.9.    Accurate Information;.  No information,
exhibit or report furnished by the Company to the Banks in connection with the negotiation of the Loan Documents contained any material misstatement of fact or omitted to state a material fact or any fact necessary to make the statements contained therein not misleading in light of the circumstances in which made.  The financial projections furnished by the
Company to the Banks contain to the Company s knowledge and belief, reasonable projections as of the date hereof of future results of operations and financial position of the Company.
     .c2.Section 5.10.   Environmental Matters;.  (a) Except as
disclosed on Exhibit D, the Company has not received any notice to the effect, or has any knowledge, that its or any Subsidiary s Property or operations are not in compliance with any of the requirements of applicable federal, state and local environmental, health and safety statutes and regulations ( Environmental Laws ) or are the subject of any federal or state investigation evaluating whether any remedial action is needed to respond to a release of any toxic or hazardous waste or substance into the environment, which non-compliance or remedial action could have a material adverse effect on the business, operations, Property, assets or conditions (financial or otherwise) of the Company or any Subsidiary;
     (b)  there have been no releases of hazardous materials at, on or under any Property now or previously owned or leased by the Company or any Subsidiary that, singly or in the aggregate, have, or may reasonably be expected to have, a material adverse effect on the financial condition, operations, assets, business, Properties or prospects of the Company or such Subsidiary;
     (c)  there are no underground storage tanks, active or
abandoned, including petroleum storage tanks, on or under any property now or previously owned or leased by the Company or any Subsidiary that, singly or in the aggregate, have, or may reasonably be expected to have, a material adverse effect on the financial condition, operations, assets, business, Properties or prospects of the Company or such Subsidiary;
     (d)  neither the Company nor any Subsidiary has directly
transported or directly arranged for the transportation of any hazardous material to any location which is listed or proposed for listing on the
National Priorities List pursuant to CERCLA, on the CERCLIS or on any similar state list or which is the subject of federal, state or local enforcement actions or other investigations which may lead to material claims against the Company or any Subsidiary thereof for any remedial work, damage to natural resources or personal injury, including claims under
CERCLA; and
     (e)  no conditions exist at, on or under any Property now or previously owned or leased by the Company or any Subsidiary which, with the passage of time, or the giving of notice or both, would give rise to any material liability under any Environmental Law.
     .c2.Section 5.11.   Enforceability;.  This Agreement and the
other Loan Documents are legal, valid and binding agreements of the
Company, enforceable against it in accordance with their terms, except as may be limited by (a) bankruptcy, insolvency, reorganization, fraudulent transfer, moratorium or other similar laws or judicial decisions for the relief of debtors or the limitation of creditors  rights generally; and (b)
any equitable principles relating to or limiting the rights of creditors generally.
     .c2.Section 5.12.   Restrictive Agreements;.  Neither the
Company nor any Subsidiary is a party to any contract or agreement, or subject to any charge or other corporate restriction, which affects its ability to execute, deliver and perform the Loan Documents to which it is a party and repay its indebtedness, obligations and liabilities under the
Loan Documents or which materially and adversely affects or, insofar as the Company can reasonably foresee, could materially and adversely affect, the property, business, operations or condition (financial or otherwise) of the Company or any of its Subsidiaries, or would in any respect materially and adversely affect the Collateral, the repayment of the indebtedness, obligations and liabilities under the Loan Documents, or any Bank s or the
Agent s rights under the Loan Documents.
     .c2.Section 5.13.   Labor Disputes;.  Except as set forth on
Exhibit K, (a) there is no collective bargaining agreement or other labor contract covering employees of the Company or any of its Subsidiaries; (b)
no such collective bargaining agreement or other labor contract is scheduled to expire during the term of this Agreement; (c) no union or other labor organization is seeking to organize, or to be recognized as, a collective bargaining unit of employees of the Company or any of its Subsidiaries; and (d) there is no pending or (to the best of the Company s knowledge) threatened strike, work stoppage, material unfair labor practice claim or other material labor dispute against or affecting the Company or any of its Subsidiaries or their respective employees.
     .c2.Section 5.14.   No Violation of Law;.  Neither the
Company nor any Subsidiary is in violation of any law, statute, regulation, ordinance, judgment, order or decree applicable to it which violation might in any respect materially and adversely affect the Collateral, the repayment of the indebtedness, obligations and liabilities under the Loan Documents, any Bank s or the Agent s rights under the Loan Documents, or the Property, business, operations or condition (financial or otherwise) of the Company or such Subsidiary.
     .c2.Section 5.15.   No Default Under Other Agreements;.
Neither the Company nor any Subsidiary is in default with respect to any note, indenture, loan agreement, mortgage, lease, deed, or other agreement to which it is a party or by which it or its Property is bound, which default might materially and adversely affect the Collateral, the repayment of the indebtedness, obligations and liabilities under the Loan Documents, any Bank s or the Agent s rights under the Loan Documents or the Property, business, operations or condition (financial or otherwise) of the Company or any Subsidiary.
     .c2.Section 5.16.   Status Under Certain Laws;.  Neither the
Company nor any of its Subsidiaries is an investment company or a person directly or indirectly controlled by or acting on behalf of an investment company within the meaning of the Investment Company Act of 1940, as amended, or a holding company, or a subsidiary company of a holding company, or an affiliate of a holding company or a subsidiary company of a  holding company,  within the meaning of the Public Utility Holding
Company Act of 1935, as amended.
     .c2.Section 5.17.   Federal Food Security Act;.  The Company
has received no notice given pursuant to Section 1324(e)(1) or (3) of the Federal Food Security Act and there has not been filed any financing statement or notice, purportedly in compliance with the provisions of the Federal Food Security Act, purporting to perfect a security interest in farm products purchased by the Company in favor of a secured creditor of the seller of such farm products.  The Company has registered, pursuant to
Section 1324(c)(2)(D) of the Federal Food Security Act, with the Secretary of State of each State in which are produced farm products purchased by the Company and which has established or hereafter establishes a central filing system, as a buyer of farm products produced in such State; and each such registration is in full force and effect.
.c2. Section 5.18.  Certain Tax Benefits;.  On the date of this
Agreement the aggregate amount of all net operating losses and credits or other tax benefits available to the Company are approximately $37,500,000, and $4,600,000, respectively.
     .c2.Section 5.19.   Fair Labor Standards Act;.  The Company
and each Subsidiary has complied in all material respects with, and will continue to comply with, the provisions of the Fair Labor Standards Act of
1938, 29 U.S.C. Section 201, et seq., as amended from time to time (the FLSA ), including specifically, but without limitation, 29 U.S.C. Section 215(a). This representation and warranty, and each reconfirmation hereof, shall constitute written assurance from the Company, given as of the date hereof and as of the date of each reconfirmation, that the Company and each
Subsidiary has complied with the requirements of the FLSA, in general, and
Section 15(a)(1), 29 U.S.C. Section 215(a)(1), thereof, in particular.
.c1.6.    Conditions Precedent;.
     The obligation of the Banks to make any Loan pursuant hereto or to create any B/A or to issue any L/C shall be subject to the following conditions precedent:
     .c2.Section 6.1.    General;.  The Agent shall have received
the notice of borrowings and requests for L/Cs and B/As and the Notes hereinabove provided for.
     .c2.Section 6.2.    Initial Extension of Credit;.  Prior to
the initial Loan, L/C and B/A hereunder, the Company shall have delivered the required Collateral and a Borrowing Base Certificate to the Agent, and
shall have delivered to the Agent for the benefit of the Banks in sufficient counterparts for distribution to the Banks:
     (a)  a fully executed B/A Agreement;
     (b)  a fully executed Security Agreement ;
     (c)  appropriate forms of financing statements to perfect the security interest of the Agent provided for by the Security Agreement;
     (d)  a fully executed counterpart of a Guaranty Agreement from
Mr. and Mrs. Lonnie A. Pilgrim to the Banks satisfactory in form and substance to the Banks;
     (e)  a fully executed Warehousing Agreement among the Company and the Warehouseman, and related delivery instructions and leases, in substantially the form of Exhibit M attached hereto;
     (f)  a warehouse receipt issued by the Warehouseman covering the Inventory shown on the Borrowing Base Certificate;
     (g)  an agreement between the Banks and each of the holders of the Company s Senior Secured Notes, in substantially the form of Exhibit L attached hereto;
     (h)  evidence of insurance required by Section 7.3 hereof and by the Security Agreement showing the Agent as loss payee thereunder;
     (i)  a good standing certificate or certificate of existence for the Company, dated as of the date no earlier than 30 days prior to the date hereof, from the office of the secretary of state of the state of its incorporation and each state in which it is qualified to do business as a foreign corporation;
     (j)  copies of the Certificate of Incorporation, and all
amendments thereto, of the Company certified by the office of the secretary of state of its state of incorporation as of the date no earlier than the date 30 days prior to the date hereof;
     (k)  copies of the By-Laws, and all amendments thereto, of the
Company, certified as true, correct and complete on the date hereof by the Secretary of the Company;
     (l)  copies, certified by the Secretary or Assistant Secretary of the Company, of resolutions regarding the transactions contemplated by this Agreement, duly adopted by the Board of Directors of the Company, and satisfactory in form and substance to all of the Banks;
     (m)  an incumbency and signature certificate for the Company satisfactory in form and substance to all of the Banks;
     (n)  copies of a fully executed Trust Indenture and other
documents providing for the issuance by the Company of senior Subordinated
Debt on terms and conditions acceptable to all of the Banks, certified as true, complete and correct by the Secretary or Assistant Secretary of the
Company;
     (o)  evidence satisfactory in form and substance to all of the
Banks that (i) the Company has issued Subordinated Debt in an aggregate principle amount of no less than $100,000,000.00, (ii) proceeds thereof in amount of not less than $50,000,000.00 have been placed in escrow for the sole purpose of funding the prepayment, redemption or repurchase by the
Company of its 14 1/4% Senior Notes due 1995 and to reduction of the
Company s Debt under the Existing Agreement (iii) the Company has given all notices required to be given to prepay such 14 1/4% Senior Notes due 1995 no later than July 10, 1993;
     (p)  copies of a fully executed commitment issued by one or more lenders or investors providing for the issuance of additional senior indebtedness in an amount not greater than $28,000,000 to refinance existing secured bank term debt, containing terms and conditions satisfactory to the Banks;
     (q)  a pay-off letter satisfactory in form and substance to all of the Banks from the Existing Lenders and the holders of the Series D
Notes;
     (r)  the closing fee payable pursuant to Section 2.5 of this
Agreement;
     (s)  evidence that the Company has given all required notices for the prepayment in full of the $2,300,000 Angelinas and Neches River Authority Industrial Development Corporation Variable Rate Demand Refunding Revenue Bonds; and
     (t)  such other documents as the Banks may reasonably require.
     .c2.Section 6.3.    Each Extension of Credit;.  As of the
time of the making of each Loan, the issuance of each L/C hereunder and creation of each B/A hereunder (including the initial Loan, L/C or B/A, as the case may be):
     (a)  each of the representations and warranties set forth in
Section 5 hereof shall be and remain true and correct as of said time as if made at said time, except that (i) the representations and warranties made under Section 5.3 shall be deemed to refer to the most recent financial statements furnished to the Banks pursuant to Section 7.4 hereof and (ii)
with respect to the Company s Subsidiaries in Mexico the representations and warranties made under Section 5.13(d) shall be deemed to refer only to material, strikes, work stoppages, unfair labor practice claims or other material labor disputes;
     (b)  the Company shall be in full compliance with all of the terms and conditions hereof, and no Potential Default or Event of Default shall have occurred and be continuing; and
     (c)  after giving effect to the requested extension of credit and to each Loan that has been made, B/A created and L/C issued hereunder, the aggregate principal amount of all Loans, the aggregate face amount of all B/As, the amount available for drawing under all L/Cs and the aggregate principal amount of all Reimbursement Obligations then outstanding shall not exceed the lesser of (i) the sum of the Banks  Revolving Credit
Commitments then in effect and (ii) the Borrowing Base as determined on the basis of the most recent Borrowing Base Certificate, except as otherwise agreed by the Company and all of the Banks;
and the request by the Company for any Loan, L/C or B/A pursuant hereto shall be and constitute a warranty to the foregoing effects.
     .c2.Section 6.4.    Legal Matters;.  Legal matters incident
to the execution and delivery of the Loan Documents shall be satisfactory to each of the Banks and their legal counsel; and prior to the initial
Loan, L/C or B/A hereunder, the Agent shall have received the favorable written opinion of Godwin & Carlton, counsel for the Company, substantially in the form of Exhibit F, in substance satisfactory to each of the Banks and their respective legal counsel.
     .c2.Section 6.5.    Documents;.  The Agent shall have
received copies (executed or certified, as may be appropriate) of all documents or proceedings taken in connection with the execution and delivery of the Loan Documents to the extent any Bank or its respective legal counsel requests.
     .c2.Section 6.6.    Lien Searches;.  The Agent shall have
received lien searches showing that the Property of the Company is subject to no security interest or liens except those permitted by Section 7.16 hereof.
.c1.7.    Covenants;.
     It is understood and agreed that so long as credit is in use or available under this Agreement or any amount remains unpaid on any Note, Reimbursement Obligation, L/C or B/A, except to the extent compliance in any case or cases is waived in writing by the Required Banks:
     .c2.Section 7.1.    Maintenance;.  The Company will, and will
cause each Subsidiary to, maintain, preserve and keep its plant, Properties and equipment in good repair, working order and condition and will from time to time make all needful and proper repairs, renewals, replacements, additions and betterments thereto so that at all times the efficiency thereof shall be preserved and maintained in all material respects, normal wear and tear excepted.
     .c2.Section 7.2.    Taxes;.  The Company will, and will cause
each Subsidiary to, duly pay and discharge all taxes, rates, assessments, fees and governmental charges upon or against the Company or its
Subsidiaries or against their respective Properties in each case before the same become delinquent and before penalties accrue thereon unless and to the extent that the same are being contested in good faith and by appropriate proceedings diligently conducted and for which adequate reserves in form and amount reasonably satisfactory to the Required Banks have been established, provided that the Company shall pay or cause to be paid all such taxes, rates, assessments, fees and governmental charges forthwith upon the commencement of proceedings to foreclose any lien which is attached as security therefor, unless such foreclosure is stayed by the filing of an appropriate bond in a manner satisfactory to the Required
Banks.
     .c2.Section 7.3.    Maintenance of Insurance;.  The Company
will, and will cause each Subsidiary to, maintain insurance coverage by good and responsible insurance underwriters in such forms and amounts and against such risks and hazards as are customary for companies engaged in similar businesses and owning and operating similar Properties, provided that the Company and its Subsidiaries may self-insure for workmen s compensation, group health risks and their live chicken inventory in accordance with applicable industry standards.  In any event, the Company will insure any of its Property which is insurable against loss or damage by fire, theft, burglary, pilferage and loss in transit, all in amounts and under policies containing loss payable clauses to the Agent as its interest may appear (and, if the Required Banks request, naming the Agent as additional insured therein) and providing for advance notice to the Agent of cancellation thereof, issued by sound and reputable insurers accorded a rating of A-XII or better by A.M. Best Company, Inc. or A or better by
Standard & Poor s Corporation or Moody s Investors Service, Inc. and all premiums thereon shall be paid by the Company and certificates summarizing the same delivered to the Agent.
     .c2.Section 7.4.    Financial Reports;.  The Company will,
and will cause each Subsidiary to, maintain a standard and modern system of accounting in accordance with sound accounting practice and will furnish to the Banks and their duly authorized representatives such information respecting the business and financial condition of the Company and its Subsidiaries as may be reasonably requested and, without any request, will furnish to CoBank and the Banks:
     (a)  as soon as available, and in any event within 45 days after the close of each monthly fiscal period of the Company a copy of the consolidated and consolidating balance sheet, statement of income and retained earnings, statement of cash flows, and the results of operations for each division of the Company, for such period of the Company and its Subsidiaries, together with all such information for the year to date, all in reasonable detail, prepared by the Company and certified on behalf of the Company by the Company s chief financial officer;
     (b)  as soon as available, and in any event within 90 days after the close of each fiscal year, (i) a copy of the audit report for such year and accompanying financial statements, including a consolidated balance sheet, a statement of income and retained earnings, and a statement of cash flows, together with all footnotes thereto, for the Company and its Subsidiaries, and unaudited consolidating balance sheets, statement of income and retained earnings and statements of cash flows for the Company and its Subsidiaries, in each case, showing in comparative form the figures for the previous fiscal year of the Company, all in reasonable detail, accompanied by an unqualified opinion of Ernst & Young or other independent public accountants of nationally recognized standing selected by the
Company and satisfactory to the Required Banks, such opinion to indicate that such statements are made in accordance with generally accepted accounting principles, and (ii) a written report of such independent public accountants addressed to the Banks stating that they have reviewed the
Borrowing Base Certificate and the Compliance Certificate as of the Fiscal
Year end and that both of such certificates were prepared in accordance with the requirements of this Agreement;
     (c)  each of the financial statements furnished to the Banks pursuant to paragraph (a) and (b) above shall be accompanied by a
Compliance Certificate in the form of Exhibit G hereto signed on behalf of the Company by its chief financial officer;
     (d)  within 10 Business Days after the end of each month, a
Borrowing Base Certificate in the form of Exhibit H hereto, setting forth a computation of the Borrowing Base as of that month s end date, certified as correct on behalf of the Company by the Company s chief financial officer and certifying that as of the last day of the preceding monthly period the signer thereof has re-examined the terms and provisions of this Agreement and the Security Agreement and that to the best of his knowledge and belief, no Potential Default or Event of Default has occurred or, if any such Potential Default or Event of Default has occurred, setting forth the description of such Potential Default or Event of Default and specifying the action, if any, taken by the Company to remedy the same, accompanied by a warehouse receipt issued by the Warehouseman covering no less than all of the Inventory shown on such Borrowing Base Certificate;
     (e)  with 10 Business Days after the end of each month, an accounts receivable aging report in the form of Exhibit J hereto, signed by the chief financial officer of the Company;
     (f)  promptly upon preparation thereof copies in the form
presented to the Company s Board of Directors of its annual budgets and forecasts of operations and capital expenditures including investments, a balance sheet, an income statement and a projection of cash flow by months for each fiscal year;
     (g)  promptly upon their becoming available, copies of all registration statements and regular periodic reports, if any, which the
Company shall have filed with the Securities and Exchange Commission or any governmental agency substituted therefor, or any national securities exchange, including copies of the Company s form 10-K annual report, including financial statements audited by Ernst & Young or other independent public accountants of nationally recognized standing selected by the Company and satisfactory to the Bank, its form 10-Q quarterly report to the Securities and Exchange Commission and any Form 8 filed by the
Company with the Securities and Exchange Commission;
     (h)  promptly upon the mailing thereof to the shareholders of the Company generally, copies of all financial statements, reports and proxy statements so mailed; and
     (i)  within 45 days of the last day of each fiscal quarter of the Company, a summary of the capital expenditures for the applicable period and the year to date, all in reasonable detail, prepared by the
Company and certified on behalf of the Company by the Company s chief financial officer.
     .c2.Section 7.5.    Inspection and Reviews;.  The Company
shall, and shall cause each Subsidiary to, permit the Agent and the Banks, by their representatives and agents, to inspect any of the properties, corporate books and financial records of the Company and its Subsidiaries, to review and make copies of the books of accounts and other financial records of the Company and its domestic Subsidiaries, and to discuss the affairs, finances and accounts of the Company and its Subsidiaries with, and to be advised as to the same by, its officers at such reasonable times and intervals as the Agent or the Banks may designate.  In addition to any other compensation or reimbursement to which the Agent and the Banks may be entitled under the Loan Documents, the Company shall pay to the Agent from time to time upon demand (a) the amount necessary to compensate it for all fees, charges and expenses incurred by the Agent or its designee and (b) up to $10,000 per year to compensate the Banks, other than the Agent, for any such fees, charges and expenses incurred by such Banks, in each case in connection with the audits of Collateral, or inspections or review of the books, records and accounts of the Company or any domestic Subsidiary conducted by the Agent or its designee or any of the Banks.
     .c2.Section 7.6.    Consolidation and Merger;.  The Company
will not, and will not permit any Subsidiary to, consolidate with or merge into any Person, or permit any other Person to merge into it, or acquire
(in a transaction analogous in purpose or effect to a consolidation or merger) all or substantially all the Property of the other Person, or acquire substantially as an entirety the business of any other Person, without the prior written consent of the Required Banks.
     .c2.Section 7.7.    Transactions with Affiliates;.  The
Company will not, and will not permit any Subsidiary to, enter into any transaction, including without limitation, the purchase, sale, lease or exchange of any Property, or the rendering of any service, with any
Affiliate of the Company or such Subsidiary except (a) in the ordinary course of and pursuant to the reasonable requirements of the Company s or such Subsidiary s business and upon fair and reasonable terms not materially less favorable to the Company than would be obtained in a comparable arm s-length transaction with a Person not an Affiliate of the Company or such Subsidiary, and (b) on-going transactions with Affiliates of the type disclosed in the Company s proxy statement for its Fiscal Year ended September 26, 1992.
     .c2.Section 7.8.    Leverage Ratio;.  The Company will not
permit the ratio of its Leverage Ratio at any time during each period specified below to exceed the ratio specified below for such period:
     (a)  from the date hereof through the next to last day in
Fiscal Year of 1994, 0.70 to 1;
     (b)  from the last day of Fiscal Year 1994 through the next to last day of Fiscal Year 1995, 0.65 to 1; and
     (c)  on the last day of Fiscal Year 1995 and thereafter, 0.625 to 1.
     .c2.Section 7.9.    Tangible Net Worth;.  The Company shall
maintain its Tangible Net Worth at all times during the periods specified below in an amount not less than the minimum required amount for each period set forth below:
     (a)  from the date hereof through the next to last day in
Fiscal Year 1993, $105,000,000;
     (b)  from the last day of Fiscal Year 1993 through the next to last day of Fiscal Year 1994, $105,000,000 plus an amount equal to 75% of the Company s Net Income (but not less than zero) for the last six months of Fiscal Year 1993; and
     (c)  from the last day of Fiscal Year 1994 and at all times thereafter, an amount equal to the minimum amount required to be maintained during Fiscal Year 1994 plus an amount equal to 75% of the Company s Net
Income (but not less than zero) during Fiscal Year 1994.
     .c2.Section 7.10.   Current Ratio;.  The Company will
maintain at all times and measured as of the last day of each monthly fiscal accounting period a Current Ratio of not less than 1.5 to 1.
     .c2.Section 7.11.   Net Tangible Assets to Total
Liabilities;.  The Company will not permit the ratio of its Net Tangible
Assets to its Total Liabilities at any time during each period specified below to be less than the ratio specified for such period:
     (a)  from the date hereof through the next to last day in
Fiscal Year 1994, 1.20 to 1;
     (b)  from the last day of Fiscal Year 1994 through the next to last day of Fiscal Year 1995, 1.25 to 1; and
     (c)  from the last day of Fiscal Year 1995 and at all times thereafter, 1.30 to 1.
     Section 7.12.  Fixed Charge Coverage Ratio.  The Company will not permit its Fixed Charge Coverage Ratio to be less than 1.50 to 1 at any time during any period specified below:
     (a)  the three consecutive fiscal quarters ending July 3, 1993;
     (b)  the four consecutive fiscal quarters of the Company ending on October 2, 1993;
     (c)  the five consecutive fiscal quarters of the Company ending
December 31, 1993;
     (d)  the six consecutive fiscal quarters of the Company ending
April 2, 1994;
     (e)  the seven consecutive fiscal quarters of the Company
ending July 2, 1994; and
     (f)  the eight consecutive fiscal quarters of the Company
ending on the last day of each fiscal quarter thereafter commencing with the fiscal quarter ending October 1, 1994.
     .c2.Section 7.13.   Minimum Net Working Capital;.  The
Company will maintain Net Working Capital at all times during each period specified below (measured as of the last day of each monthly fiscal accounting period) in an amount not less than the amount specified below for each period:
     (a)  from the date hereof through the next to last day in
Fiscal Year 1994, $65,000,000;
     (b)  from the last day of Fiscal Year 1994 through the next to last day of Fiscal Year 1995, $70,000,000; and
     (c)  from the last day of Fiscal Year 1995 and at all times thereafter, $75,000,000.
     .c2.Section 7.14.   Capital Expenditures;.  The Company will
not, and will not permit any Subsidiary to, make or commit to make any capital expenditures (as defined and classified in accordance with generally accepted accounting principles consistently applied;) provided, however, that if no Event of Default or Potential Default shall exist before and after giving effect thereto, the Company and its Subsidiaries may make capital expenditures during the period beginning on the date hereof through the Termination Date in an aggregate amount in each Fiscal
Year commencing with Fiscal Year 1993 not to exceed the sum of (a)
$20,000,000 and (b) in Fiscal 1994 and each Fiscal Year thereafter the amount, if any, by which such capital expenditures made by the Company in the immediately preceding Fiscal Year was less than $20,000,000 but not to exceed $5,000,000 in any Fiscal Year.
     .c2.Section 7.15.   Dividends and Certain Other Restricted
Payments;.  The Company will not (a) declare or pay any dividends or make any distribution on any class of its capital stock (other than dividends payable solely in its capital stock) or (b) directly or indirectly purchase, redeem or otherwise acquire or retire any of its capital stock
(except out of the proceeds of, or in exchange for, a substantially concurrent issue and sale of capital stock) or (c) make any other distributions with respect to its capital stock; provided, however, that if no Potential Default or Event of Default shall exist before and after giving effect thereto, the Company may pay dividends in an aggregate amount not to exceed $1,700,000 in any Fiscal Year at any time after the Company s
Net Income for each of three consecutive fiscal quarters occurring no earlier than Fiscal Year 1993 has equaled or exceeded $1,000,000.
     .c2.Section 7.16.   Liens;.  The Company will not, and will
not permit any Subsidiary to, pledge, mortgage or otherwise encumber or subject to or permit to exist upon or be subjected to any lien, charge or security interest of any kind (including any conditional sale or other title retention agreement and any lease in the nature thereof), on any of its Properties of any kind or character other than:
     (a)  liens, pledges or deposits for workmen s compensation, unemployment insurance, old age benefits or social security obligations, taxes, assessments, statutory obligations or other similar charges, good faith deposits made in connection with tenders, contracts or leases to which the Company or a Subsidiary is a party or other deposits required to be made in the ordinary course of business, provided in each case the obligation secured is not overdue or, if overdue, is being contested in good faith by appropriate proceedings and adequate reserves have been provided therefor in accordance with generally accepted accounting principles and that the obligation is not for borrowed money, customer advances, trade payables or obligations to agricultural producers;
     (b)  the pledge of Property for the purpose of securing an appeal or stay or discharge in the course of any legal proceedings, provided that the aggregate amount of liabilities of the Company and its Subsidiaries so secured by a pledge of Property permitted under this subsection (b) including interest and penalties thereon, if any, shall not be in excess of $1,000,000 at any one time outstanding;
     (c)  liens, pledges, mortgages, security interests, or other charges granted to the Agent to secure the Notes, the B/As, L/Cs or the Reimbursement Obligations;
     (d)  liens, pledges, security interests or other charges now or hereafter created under the Security Agreement;
     (e)  security interests or other interests of a lessor in
equipment leased by the Company or any Subsidiary as lessee under any financing lease, to the extent such security interest or other interest secures rental payments payable by the Company thereunder;
     (f)  liens on the Collateral securing the Senior Secured Notes created in accordance with the agreements described in Section 6.2(g), provided such liens are subordinated to the Agent s liens therein and provided that the Agent is concurrently granted a lien in the collateral security for the Senior Secured Notes;
     (g)  liens of carriers, warehousemen, mechanics and materialmen and other like liens, in each case arising in the ordinary course of the
Company s or any Subsidiary s business to the extent they secure obligations that are not past due;
     (h)  such minor defects, irregularities, encumbrances,
easements, rights of way, and clouds on title as normally exist with respect to similar properties which do not materially impair the Property affected thereby for the purpose for which it was acquired;
     (i)  liens, pledges, mortgages, security interests or other charges granted by any of the Company s Subsidiaries in Mexico in such Subsidiary s Inventory and certain fixed assets located in Mexico and such Subsidiary s accounts receivable, in each case securing only indebtedness in an aggregate principal amount of up to $10,000,000 incurred by such Subsidiaries for working capital purposes;
     (j)  statutory landlord s liens under leases;
     (k)  existing liens described on Exhibit E hereto;
     (l)  liens and security interests securing the Company s 14.25%
Senior Notes Due 1995;
     (m)  liens on the cash surrender value of the life insurance policy maintained by the Company on the life of Mr. Lonnie A. Pilgrim, to the extent such liens secure loans in an aggregate principal amount not to exceed $700,000;
     (n)  liens, security interests, pledges, mortgages or other charges in any Property other than the Collateral securing obligations in an aggregate amount not exceeding $1,000,000 at any time; and
     (o)  liens and security interests in favor of Barclays Business
Credit, Inc. ( Barclays ) in certificates of deposit or other cash equivalents in an aggregate amount not to exceed $5,000,000 securing obligations owing to Barclays under that certain Lease Agreement dated
December 27, 1989, as amended, between the Company and Barclays.
     .c2.Section 7.17.   Borrowings and Guaranties;.  The Company
will not, and will not permit any Subsidiary to, issue, incur, assume, create or have outstanding any indebtedness for borrowed money (including as such all indebtedness representing the deferred purchase price of
Property) or customer advances, nor be or remain liable, whether as endorser, surety, guarantor or otherwise, for or in respect of any liability or indebtedness of any other Person, other than:
     (a)  indebtedness of the Company arising under or pursuant to this Agreement or the other Loan Documents;
     (b)  the liability of the Company arising out of the
endorsement for deposit or collection of commercial paper received in the ordinary course of business;
     (c)  the indebtedness evidenced by the Company s 14-1/4% Senior
Notes Due 1995, provided such indebtedness is prepaid in full within 46 days of the date of this Agreement;
     (d)  trade payables of the Company arising in the ordinary course of the Company s business;
     (e)  indebtedness disclosed on the audited financial statements referred to in Section 5.3 hereof, except (i) indebtedness to the Existing Lenders under the Existing Agreement, and (ii) from and after the initial extension of credit under this Agreement, indebtedness evidenced by the
Series D Notes;
     (f)  indebtedness in an aggregate principal amount not to
exceed $28,000,000 incurred pursuant to the commitment described in Section 6.2(p);
     (g)  Subordinated Debt in an aggregate principal amount not to exceed $100,000,000 maturing no earlier than August 1, 2003;
     (h)  indebtedness in an aggregate principal amount of up to
$10,000,000 incurred by the Company s Subsidiaries in Mexico for working capital purposes;
     (i)  Debt arising from sale/leaseback transactions permitted by
Section 7.32 hereof and under Capitalized Lease Obligations;
     (j)  indebtedness of any Mexican Subsidiary to any other
Mexican Subsidiary; and
     (k)  loans in an aggregate principal amount of up to $700,000 against the cash surrender value of the life insurance policy maintained on the life of Mr. Lonnie A. Pilgrim.
     .c2.Section 7.18.   Investments, Loans and Advances;.  The
Company will not, and will not permit any Subsidiary to, make or retain any investment (whether through the purchase of stock, obligations or otherwise) in or make any loan or advance to, any other Person, other than:
     (a) investments in certificates of deposit having a maturity of one year or less issued by any United States commercial bank having capital and surplus of not less than $50,000,000;
     (b) investments in an aggregate amount of up to $8,000,000 in deposits maintained with the First State Bank of Pittsburg;
     (c)  investments in commercial paper rated P1 by Moody s
Investors Service, Inc. or A1 by Standard & Poor s Corporation maturing within 180 days of the date of issuance thereof;
     (d)  marketable obligations of the United States;
     (e) marketable obligations guaranteed by or insured by the United States, or those for which the full faith and credit of the United
States is pledged for the repayment of principal and interest thereof;
provided that such obligations have a final maturity of no more than one year from the date acquired by the Company;
     (f) repurchase, reverse repurchase agreements and security lending agreements collateralized by securities of the type described in subsection (c) and having a term of no more than 90 days, provided, however, that the Company shall hold (individually or through an agent) all securities relating thereto during the entire term of such arrangement;
     (g) loans, investments (excluding retained earnings) and advances by the Company to its Subsidiaries located in Mexico in an aggregate outstanding amount not to exceed the sum of the amount thereof outstanding on the date hereof (being $94,000,000) plus $5,000,000 at any time, provided, however, that the Company may make loans, investments
(excluding retained earnings) and advances to its Subsidiaries located in Mexico in an aggregate amount equal to the aggregate amount of any capital withdrawn from its Mexican Subsidiaries after the date hereof but not to exceed an aggregate amount of $25,000,000 in any Fiscal Year of the Company, provided further that any such investments (excluding retained earnings), loans and advances shall not cause the aggregate outstanding amount of all such loans, investments (excluding retained earnings) and advances to exceed $94,000,000 plus $5,000,000 at any time;
     (h)  loans and advances to employees and contract growers
(other than executive officers and directors of the Company) for reasonable expenses incurred in the ordinary course of business; and
     (i)  loans and advances from one Mexican Subsidiary to another
Mexican Subsidiary.

     .c2.Section 7.19.   Sale of Property;.  The Company will not,
and will not permit any Subsidiary to, sell, lease, assign, transfer or otherwise dispose of (whether in one transaction or in a series of transactions) all or a material part of its Property to any other Person in any Fiscal Year of the Company; provided, however, that this Section shall not prohibit:
     (a)  sales of Inventory by the Company in the ordinary course of business;
     (b) sales or leases by the Company of its surplus, obsolete or worn-out machinery and equipment; and
     (c)  sales of approximately 16,500 acres of farm land in Lamar and Fannin Counties, Texas.
For purposes of this Section 7.19, material part shall mean 5% or more of the lesser of the book or fair market value of the Property of the Company.
     .c2.Section 7.20.   Notice of Suit, Adverse Change in
Business or Default;. The Company shall, as soon as possible, and in any event within fifteen (15) days after the Company learns of the following, give written notice to the Banks of (a) any proceeding(s) that, if determined adversely to the Company or any Subsidiary could have a material adverse effect on the Properties, business or operations of the Company or such Subsidiary being instituted or threatened to be instituted by or against the Company or such Subsidiary in any federal, state, local or foreign court or before any commission or other regulatory body (federal, state, local or foreign); (b) any material adverse change in the business, Property or condition, financial or otherwise, of the Company or any Subsidiary; and (c) the occurrence of a Potential Default or Event of Default.
     .c2.Section 7.21.   ERISA;.  The Company will, and will cause
each Subsidiary to, promptly pay and discharge all obligations and liabilities arising under ERISA of a character which if unpaid or unperformed might result in the imposition of a lien against any of its Property and will promptly notify the Agent of (i) the occurrence of any reportable event (as defined in ERISA) which might result in the termination by the PBGC of any Plan covering any officers or employees of the Company or any Subsidiary any benefits of which are, or are required to be, guaranteed by PBGC, (ii) receipt of any notice from PBGC of its intention to seek termination of any Plan or appointment of a trustee therefor, and (iii) its intention to terminate or withdraw from any Plan. The Company will not, and will not permit any Subsidiary to, terminate any Plan or withdraw therefrom unless it shall be in compliance with all of the terms and conditions of this Agreement after giving effect to any liability to PBGC resulting from such termination or withdrawal.
     .c2.Section 7.22.   Use of Loan Proceeds;.  The Company will
use the proceeds of all Loans and B/As made or created hereunder solely to refinance existing Debt and to finance its temporary working capital requirements.
     .c2.Section 7.23.   Conduct of Business and Maintenance of
Existence;. The Company will, and will cause each Subsidiary to, continue to engage in business of the same general type as now conducted by it, and the Company will, and will cause each Subsidiary to, preserve, renew and keep in full force and effect its corporate existence and its rights, privileges and franchises necessary or desirable in the normal conduct of business.
     .c2.Section 7.24.   Additional Information;.  Upon request of
the Agent, the Company shall provide any reasonable additional information pertaining to any of the Collateral.
     .c2.Section 7.25.   Supplemental Performance;.  The Company
will at its own expense, register, file, record and execute all such further agreements and documents, including without limitation financing statements, and perform such acts as are necessary and appropriate, or as the Agent or any Bank may reasonably request, to effect the purposes of the Loan Documents.
     .c2.Section 7.26.   Company Chattel Paper - Delivery to
Bank;. The Company will keep in its exclusive possession all components of its respective Receivables which constitute chattel paper. The Agent may request in its sole discretion, and the Company agrees to deliver to the Agent upon such request, any or all of such Receivables constituting chattel paper.
     .c2.Section 7.27.   Compliance with Laws, etc.  ;The Company
will, and will cause each of its Subsidiaries to, comply in all material respects with all applicable laws, rules, regulations and orders, such compliance to include (without limitation) (a) the maintenance and preservation of its corporate existence and qualification as a foreign corporation, (b) the registration pursuant to the Food Security Act of 1985, as amended, with the Secretary of State of each State in which are produced any farm products purchased by the Company and which has established a central filing system, as a buyer of farm products produced in such state, and the maintenance of each such registration, (c) compliance with the Packers and Stockyard Act of 1921, as amended, (d) compliance with all applicable rules and regulations promulgated by the United States Department of Agriculture and all similar applicable state rules and regulations, and (e) compliance with all rules and regulations promulgated pursuant to the Occupational Safety and Health Act of 1970, as amended.
     .c2.Section 7.28.   Environmental Covenant;.  The Company
will, and will cause each of its Subsidiaries to:
     (a)  use and operate all of its facilities and Properties in material compliance with all Environmental Laws, keep all necessary permits, approvals, certificates, licenses and other authorizations relating to environmental matters in effect and remain in material compliance therewith, and handle all hazardous materials in material compliance with all applicable Environmental Laws;
     (b)  immediately notify the Agent and provide copies upon
receipt of all material written claims, complaints, notices or inquiries relating to the condition of its facilities and Property or compliance with Environmental Laws, and shall promptly cure and have dismissed, to the reasonable satisfaction of the Required Banks, any actions and proceedings relating to compliance with Environmental Laws unless and to the extent that the same are being contested in good faith and by appropriate proceedings diligently conducted and for which adequate reserves in form and amount reasonably satisfactory to the Required Banks have been established, provided that no proceedings to foreclose any lien which is attached as security therefor shall have been commenced unless such foreclosure is stayed by the filing of an appropriate bond in a manner satisfactory to the Required Banks; and
     (c)  provide such information and certifications which the
Agent may reasonably request from time to time to evidence compliance with this Section 7.29.
     .c2.Section 7.29.   New Subsidiaries;.  The Company will not,
directly or indirectly, create or acquire any Subsidiary.
     Section 7.30.  Guaranty Fees.  The Company will not, and it will not permit any Subsidiary to, directly or indirectly, pay to Mr. and/or Mrs. Lonnie A. Pilgrim or any other guarantor of any of the Company s indebtedness, obligations and liabilities, any fee or other compensation, but excluding salary, bonus and other compensation for services rendered as an employee (collectively the Guaranty Fees ) in an aggregate amount in excess of $500,000.00 in any Fiscal Year of the Company, provided, however, that if after the date hereof the Company s Net Income for any four consecutive fiscal quarters of the Company equals or exceeds $1,000,000.00 for each of such consecutive fiscal quarters, beginning no earlier than the first fiscal quarter of the current Fiscal Year of the Company, the Company may pay Guaranty Fees in each Fiscal Year thereafter in an amount not to exceed $1,400,000.00. Nothing contained herein shall prohibit the Company from accruing, but not paying, Guaranty Fees in an aggregate amount of up to $1,400,000.00 in any Fiscal Year in which it is permitted to pay no more than $500,000.00, or from paying such accrued and unpaid Guaranty Fees once it is permitted to pay Guaranty Fees in an aggregate amount not to exceed $1,400,000.00 in any fiscal year, provided that all such accrued Guaranty Fees and current Guaranty Fees actually paid in any Fiscal Year shall not exceed an aggregate amount of up to $1,400,000.00.
     Section 7.31.  Key Man Life Insurance.  The Company shall
continuously maintain a policy of insurance on the life of Mr. Lonnie A. Pilgrim in the amount of $1,500,000.00, of which the Company shall be the beneficiary, such policy to be maintained with a good and responsible insurance company acceptable to the Required Banks.
     Section 7.32.  Sale and Leasebacks.  The Company will not, and will not permit any Subsidiary to, enter into any arrangement with any lender or investor providing for the leasing by the Company or any Subsidiary of any real or personal property previously owned by the Company or any Subsidiary, except:
     (a)  any such sale and leaseback transaction, provided that (i)
such transactions may be entered into only in the year, or in the year immediately preceding the year, in which net operating losses, credits or other tax benefits would otherwise expire unutilized and the Company delivers on officer s certificate to the Agent to the effect that such expiration of such net operating losses, credits or other tax benefits would occur but for entering into the sale/leaseback transaction; (ii) the Company shall be completely discharged with respect to any Debt of the Company or such Subsidiary assumed by the purchaser/lessor in such sale/leaseback transaction; (iii) the Company shall deliver to the Agent an opinion of counsel that the sale of assets and related lease will be treated as a sale and lease, respectively, for federal income tax purposes; and (iv) the proceeds of such transactions are applied to the payment of Debt; and
     (b)  such transactions in which the aggregate consideration received by the Company upon the sale of such property does not exceed $6,000,000 during the term of this Agreement.
.c1.8.    Events of Default and Remedies.
     .c2.Section 8.1.    Definitions;.  Any one or more of the
following shall constitute an Event of Default:
     (a)  Default in the payment when due of any interest on or principal of any Note or Reimbursement Obligation, whether at the stated maturity thereof or as required by Section 2.4 hereof or at any other time provided in this Agreement, or of any fee or other amount payable by the Company pursuant to this Agreement;
     (b)  Default in the observance or performance of any covenant set forth in Sections 7.4, 7.5, 7.6, 7.7, 7.15, 7.17, 7.19 and 7.20,
inclusive, hereof, or of any provision of any Security Document requiring the maintenance of insurance on the Collateral subject thereto or dealing with the use or remittance of proceeds of such Collateral;
     (c)  Default in the observance or performance of any covenant set forth in Sections 7.8, 7.9, 7.10, 7.11, 7.12, 7.13, 7.14, 7.16, 7.18,
7.21, 7.23 and 7.31, inclusive, hereof and such default shall continue for 10 days after written notice thereof to the Company by any Bank;
     (d)  Default in the observance or performance of any other covenant, condition, agreement or provision hereof or any of the other Loan Documents and such default shall continue for 30 days after written notice thereof to the Company by any Bank;
     (e)  Default shall occur under any evidence of indebtedness in a principal amount exceeding $1,000,000 issued or assumed or guaranteed by the Company, or under any mortgage, agreement or other similar instrument under which the same may be issued or secured and such default shall continue for a period of time sufficient to permit the acceleration of maturity of any indebtedness evidenced thereby or outstanding or secured thereunder;
     (f)  Any representation or warranty made by the Company herein or in any Loan Document or in any statement or certificate furnished by it pursuant hereto or thereto, proves untrue in any material respect as of the date made or deemed made pursuant to the terms hereof;
     (g)  Any judgment or judgments, writ or writs, or warrant or warrants of attachment, or any similar process or processes in an aggregate amount in excess of $1,000,000 shall be entered or filed against the Company or any Subsidiary or against any of their respective Property or assets and remain unbonded, unstayed and undischarged for a period of 30 days from the date of its entry;
     (h)  Any reportable event (as defined in ERISA) which
constitutes grounds for the termination of any Plan or for the appointment by the appropriate United States District Court of a trustee to administer or liquidate any such Plan, shall have occurred and such reportable event shall be continuing thirty (30) days after written notice to such effect shall have been given to the Company by any Bank; or any such Plan shall be terminated; or a trustee shall be appointed by the appropriate United States District Court to administer any such Plan; or the Pension Benefit Guaranty Corporation shall institute proceedings to administer or terminate any such Plan;
     (i) The Company or any Subsidiary shall (i) have entered involuntarily against it an order for relief under the Bankruptcy Code of 1978, as amended, (ii) admit in writing its inability to pay, or not pay, its debts generally as they become due or suspend payment of its obligations, (iii) make an assignment for the benefit of creditors, (iv) apply for, seek, consent to, or acquiesce in, the appointment of a receiver, custodian, trustee, conservator, liquidator or similar official for it or any substantial part of its property, (v) file a petition seeking relief or institute any proceeding seeking to have entered against it an order for relief under the Bankruptcy Code of 1978, as amended, to adjudicate it insolvent, or seeking dissolution, winding up, liquidation, reorganization, arrangement, marshalling of assets, adjustment or composition of it or its debts under any law relating to bankruptcy, insolvency or reorganization or relief of debtors or fail to file an answer or other pleading denying the material allegations of any such proceeding filed against it, or (vi) fail to contest in good faith any appointment or proceeding described in Section 8.1(j) hereof;
     (j) A custodian, receiver, trustee, conservator, liquidator or similar official shall be appointed for the Company, any Subsidiary or any substantial part of its respective Property, or a proceeding described in
Section 8.1(i)(v) shall be instituted against the Company or any Subsidiary and such appointment continues undischarged or any such proceeding continues undismissed or unstayed for a period of 60 days;
     (k)  The existence of an  Event of Default  as defined in the
Security Agreement;
     (l)  Any shares of the capital stock of the Company owned
legally or beneficially by Mr. and/or Mrs. Lonnie A. Pilgrim shall be pledged, assigned or otherwise encumbered for any reason, other than (i) the pledge of up to 6,670,000 shares pledged to secure that certain Stock Purchase Agreement dated as of June 25, 1992 between the Company and Archer Daniels Midland, as amended from time to time, and (ii) the pledge of up to 2,000,000 shares to secure personal obligations of Mr. and Mrs. Lonnie A. Pilgrim or such other personal obligations incurred by any Person so long as such obligations are not related to the financing of the Company of any of its Subsidiaries;
     (m)  Mr. and Mrs. Lonnie A. Pilgrim and their descendants and heirs shall for any reason cease to have legal and/or beneficial ownership of no less than 51% of the issued and outstanding shares of all classes of capital stock of the Company;
     (n)  Either Mr. or Mrs. Lonnie A. Pilgrim shall terminate, breach, repudiate or disavow his or her guaranty of the Company s indebtedness, obligations and liabilities to the Banks under the Loan Documents or any part thereof, or any event specified in Sections 8.1(i) or
(j) shall occur with regard to either or both of Mr. and Mrs. Lonnie A.
Pilgrim;
     (o) The Required Banks shall have determined that one or more conditions exist or events have occurred which may result in a material adverse change in the business, operations, Properties or condition (financial or otherwise) of the Company or any Subsidiary; or
     (p) The occurrence of a Change of Control as defined in that certain Indenture dated as of May 1, 1993 from the Company to Ameritrust Texas National Association, as Trustee, relating to the Company s ___% Senior Subordinated Notes Due 2003.
     .c2.Section 8.2.    Remedies for Non-Bankruptcy Defaults;.
When any Event of Default, other than an Event of Default described in subsections (i) and (j) of Section 8.1 hereof, has occurred and is continuing, the Agent, if directed by the Required Banks, shall give notice to the Company and take any or all of the following actions: (i) terminate the remaining Revolving Credit Commitments hereunder on the date (which may be the date thereof) stated in such notice, (ii) declare the principal of and the accrued interest on the Notes and unpaid Reimbursement Obligations to be forthwith due and payable and thereupon the Notes and unpaid Reimbursement Obligations including both principal and interest, shall be and become immediately due and payable without further demand, presentment, protest or notice of any kind, and (iii) proceed to foreclose against any Collateral under any of the Security Documents, take any action or exercise any remedy under any of the Loan Documents or exercise any other action, right, power or remedy permitted by law. Any Bank may exercise the right of set off with regard to any deposit accounts or other accounts maintained by the Company with any of the Banks.
     .c2.Section 8.3.    Remedies for Bankruptcy Defaults;.  When
any Event of Default described in subsections (i) or (j) of Section 8.1 hereof has occurred and is continuing, then the Notes and all Reimbursement Obligations shall immediately become due and payable without presentment, demand, protest or notice of any kind, and the obligation of the Banks to extend further credit pursuant to any of the terms hereof shall immediately terminate.
     .c2.Section 8.4.    L/Cs and B/As;.  Promptly following the
acceleration of the maturity of the Notes pursuant to Section 8.2 or 8.3 hereof, the Company shall immediately pay to the Agent for the benefit of the Banks the full aggregate amount of all outstanding B/As and L/Cs. The Agent shall hold all such funds and proceeds thereof as additional collateral security for the obligations of the Company to the Banks under the Loan Documents. The amount paid under any of the B/As and L/Cs for which the Company has not reimbursed the Banks shall bear interest from the date of such payment at the default rate of interest specified in Section 1.3(c)(i) hereof.
.c1.9.    Change in Circumstances Regarding Fixed Rate Loans;.
     .c2.Section 9.1.    Change of Law;.  Notwithstanding any
other provisions of this Agreement or any Note to the contrary, if at any time after the date hereof with respect to Fixed Rate Loans, any Bank shall determine in good faith that any change in applicable law or regulation or in the interpretation thereof makes it unlawful for such Bank to make or continue to maintain any Fixed Rate Loan or to give effect to its obligations as contemplated hereby, such Bank shall promptly give notice thereof to the Company to such effect, and such Bank s obligation to make, relend, continue or convert any such affected Fixed Rate Loans under this Agreement shall terminate until it is no longer unlawful for such Bank to make or maintain such affected Loan. The Company shall prepay the outstanding principal amount of any such affected Fixed Rate Loan made to it, together with all interest accrued thereon and all other amounts due and payable to the Banks under Section 9.4 of this Agreement, on the earlier of the last day of the Interest Period applicable thereto and the first day on which it is illegal for such Bank to have such Loans outstanding; provided, however, the Company may then elect to borrow the principal amount of such affected Loan by means of another type of Loan available hereunder, subject to all of the terms and conditions of this Agreement.
     .c2.Section 9.2.    Unavailability of Deposits or Inability
to Ascertain the Adjusted Eurodollar Rate or Adjusted CD Rate;. Notwithstanding any other provision of this Agreement or any Note to the contrary, if prior to the commencement of any Interest Period any Bank shall determine (i) that deposits in the amount of any Fixed Rate Loan scheduled to be outstanding are not available to it in the relevant market or (ii) by reason of circumstances affecting the relevant market, adequate and reasonable means do not exist for ascertaining the Adjusted Eurodollar Rate or the Adjusted CD Rate, then such Bank shall promptly give telephonic or telex notice thereof to the Company, the Agent and the other Banks (such notice to be confirmed in writing), and the obligation of the Banks to make, continue or convert any such Fixed Rate Loan in such amount and for such Interest Period shall terminate until deposits in such amount and for the Interest Period selected by the Company shall again be readily available in the relevant market and adequate and reasonable means exist for ascertaining the Adjusted Eurodollar Rate or the Adjusted CD Rate, as the case may be. Upon the giving of such notice, the Company may elect to either (i) pay or prepay, as the case may be, such affected Loan or (ii) reborrow such affected Loan as another type of Loan available hereunder, subject to all terms and conditions of this Agreement.
     .c2.Section 9.3.    Taxes and Increased Costs;.  With respect
to the Fixed Rate Loans, if any Bank shall determine in good faith that any change in any applicable law, treaty, regulation or guideline (including, without limitation, Regulation D of the Board of Governors of the Federal Reserve System) or any new law, treaty, regulation or guideline, or any interpretation of any of the foregoing by any governmental authority charged with the administration thereof or any central bank or other fiscal, monetary or other authority having jurisdiction over such Bank or its lending branch or the Fixed Rate Loans contemplated by this Agreement (whether or not having the force of law) ( Change in Law ) shall:
     (i)  impose, modify or deem applicable any reserve, special deposit or similar requirements against assets held by, or deposits in or for the account of, or Loans by, or any other acquisition of funds or disbursements by, such Bank (other than reserves included in the determination of the Adjusted Eurodollar Rate or the Adjusted CD Rate);
     (ii) subject such Bank, any Fixed Rate Loan or any Note to any tax (including, without limitation, any United States interest equalization tax or similar tax however named applicable to the acquisition or holding of debt obligations and any interest or penalties with respect thereto), duty, charge, stamp tax, fee, deduction or withholding in respect of this Agreement, any Fixed Rate Loan or any Note except such taxes as may be measured by the overall net income of such Bank or its lending branch and imposed by the jurisdiction, or any political subdivision or taxing authority thereof, in which such Bank s principal executive office or its lending branch is located;
     (iii) change the basis of taxation of payments of principal and interest due from the Company to such Bank hereunder or under any Note (other than by a change in taxation of the overall net income of such
Bank); or
     (iv) impose on such Bank any penalty with respect to the
foregoing or any other condition regarding this Agreement, any Fixed Rate Loan or any Note;
and such Bank shall determine that the result of any of the foregoing is to increase the cost (whether by incurring a cost or adding to a cost) to such Bank of making or maintaining any Fixed Rate Loan hereunder or to reduce the amount of principal or interest received by such Bank, then the Company shall pay to such Bank from time to time as specified by such Bank such additional amounts as such Bank shall reasonably determine are sufficient to compensate and indemnify it for such increased cost or reduced amount. If any Bank makes such a claim for compensation, it shall provide to the Company a certificate setting forth such increased cost or reduced amount as a result of any event mentioned herein specifying such Change in Law, and such certificate shall be conclusive and binding on the Company as to the amount thereof except in the case of manifest error. Upon the imposition of any such cost, the Company may prepay any affected Loan, subject to the provisions of Sections 2.3 and 9.4 hereof.
     .c2.Section 9.4.    Funding Indemnity;.  (a) In the event any
Bank shall incur any loss, cost, expense or premium (including, without limitation, any loss of profit and any loss, cost, expense or premium incurred by reason of the liquidation or re-employment of deposits or other funds acquired by such Bank to fund or maintain any Fixed Rate Loan or the relending or reinvesting of such deposits or amounts paid or prepaid to such Bank) as a result of:
     (i)  any payment or prepayment of a Fixed Rate Loan on a date other than the last day of the then applicable Interest Period;
     (ii) any failure by the Company to borrow, continue or convert any Fixed Rate Loan on the date specified in the notice given pursuant to
Section 1.8 hereof; or
     (iii)     the occurrence of any Event of Default;
then, upon the demand of such Bank, the Company shall pay to such Bank such amount as will reimburse such Bank for such loss, cost or expense.
     (b)  If any Bank makes a claim for compensation under this
Section 9.4, it shall provide to the Company a certificate setting forth the amount of such loss, cost or expense in reasonable detail and such certificate shall be conclusive and binding on the Company as to the amount thereof except in the case of manifest error.
     .c2.Section 9.5.    Lending Branch;.  Each Bank may, at its
option, elect to make, fund or maintain its Eurodollar Loans hereunder at the branch or office specified opposite its signature on the signature page hereof or such other of its branches or offices as such Bank may from time to time elect, subject to the provisions of Section 1.8(b) hereof.
     .c2.Section 9.6.    Discretion of Bank as to Manner of
Funding;. Notwithstanding any provision of this Agreement to the contrary, each Bank shall be entitled to fund and maintain its funding of all or any part of its Loans in any manner it sees fit, it being understood however, that for the purposes of this Agreement all determinations hereunder shall be made as if the Banks had actually funded and maintained each Fixed Rate Loan during each Interest Period for such Loan through the purchase of deposits in the relevant interbank market having a maturity corresponding to such Interest Period and bearing an interest rate equal to the Adjusted Eurodollar Rate or Adjusted CD Rate, as the case may be, for such Interest Period.
.c1.10.   The Agent;.
     .c2.Section 10.1.   Appointment and Powers;.  Harris Trust
and Savings Bank is hereby appointed by the Banks as Agent under the Loan Documents, including but not limited to the Security Agreement, wherein the Agent shall hold a security interest for the benefit of the Banks, solely as the Agent of the Banks, and each of the Banks irrevocably authorizes the Agent to act as the Agent of such Bank. The Agent agrees to act as such upon the express conditions contained in this Agreement.
     .c2.Section 10.2.   Powers;.  The Agent shall have and may
exercise such powers hereunder as are specifically delegated to the Agent by the terms of the Loan Documents, together with such powers as are incidental thereto. The Agent shall have no implied duties to the Banks, nor any obligation to the Banks to take any action under the Loan Documents except any action specifically provided by the Loan Documents to be taken by the Agent.
     .c2.Section 10.3.   General Immunity;.  Neither the Agent nor
any of its directors, officers, agents or employees shall be liable to the Banks or any Bank for any action taken or omitted to be taken by it or them under the Loan Documents or in connection therewith except for its or their own gross negligence or willful misconduct.
     .c2.Section 10.4.   No Responsibility for Loans, Recitals,
etc;. The Agent shall not (i) be responsible to the Banks for any recitals, reports, statements, warranties or representations contained in the Loan Documents or furnished pursuant thereto, (ii) be responsible for the payment or collection of or security for any Loans or Reimbursement Obligations hereunder except with money actually received by the Agent for such payment, (iii) be bound to ascertain or inquire as to the performance or observance of any of the terms of the Loan Documents, or (iv) be obligated to determine or verify the existence, eligibility or value of any Collateral, or the correctness of any Borrowing Base Certificate or compliance certificate. In addition, neither the Agent nor its counsel shall be responsible to the Banks for the enforceability or validity of any of the Loan Documents or for the existence, creation, attachment, perfection or priority of any security interest in the Collateral.
     .c2.Section 10.5.   Right to Indemnity;.  The Banks hereby
indemnify the Agent for any actions taken in accordance with this Section 10, and the Agent shall be fully justified in failing or refusing to take any action hereunder, unless it shall first be indemnified to its satisfaction by the Banks pro rata against any and all liability and expense which may be incurred by it by reason of taking or continuing to take any such action, other than any liability which may arise out of Agent s gross negligence or willful misconduct.
     .c2.Section 10.6.   Action Upon Instructions of Banks.;  The
Agent agrees, upon the written request of the Required Banks, to take any action of the type specified in the Loan Documents as being within the Agent s rights, duties, powers or discretion. The Agent shall in all cases be fully protected in acting, or in refraining from acting, hereunder in accordance with written instructions signed by the Required Banks, and such instructions and any action taken or failure to act pursuant thereto shall be binding on all of the Banks and on all holders of the Notes. In the absence of a request by the Required Banks, the Agent shall have authority, in its sole discretion, to take or not to take any action, unless the Loan Documents specifically require the consent of the Required Banks or all of the Banks.
     .c2.Section 10.7.   Employment of Agents and Counsel;.  The
Agent may execute any of its duties as Agent hereunder by or through agents (other than employees) and attorneys-in-fact and shall not be answerable to the Banks, except as to money or securities received by it or its authorized agents, for the default or misconduct of any such agents or attorneys-in-fact selected by it in good faith and with reasonable care. The Agent shall be entitled to advice and opinion of legal counsel concerning all matters pertaining to the duties of the agency hereby created.
     .c2. Section 10.8.  Reliance on Documents; Counsel ;.  The
Agent shall be entitled to rely upon any Note, notice, consent, certificate, affidavit, letter, telegram, statement, paper or document believed by it to be genuine and correct and to have been signed or sent by the proper person or persons, and, in respect to legal matters, upon the opinion of legal counsel selected by the Agent.
     .c2.Section 10.9.   May Treat Payee as Owner;.  The Agent may
deem and treat the payee of any Note as the owner thereof for all purposes hereof unless and until a written notice of the assignment or transfer thereof shall have been filed with the Agent. Any request, authority or consent of any person, firm or corporation who at the time of making such request or giving such authority or consent is the holder of any such Note shall be conclusive and binding on any subsequent holder, transferee or assignee of such Note or of any Note issued in exchange therefor.
     .c2.Section 10.10.  Agent s Reimbursement;.  Each Bank agrees to reimburse the Agent pro rata in accordance with its Commitment Percentage for any reasonable out-of-pocket expenses (including fees and charges for field audits) not reimbursed by the Company (a) for which the Agent is entitled to reimbursement by the Company under the Loan Documents and (b) for any other reasonable out-of-pocket expenses incurred by the Agent on behalf of the Banks, in connection with the preparation, execution, delivery, administration and enforcement of the Loan Documents and for which the Agent is entitled to reimbursement by the Company and has not been reimbursed.
     .c2.Section 10.11. Rights as a Lender;. With respect to its commitment, Loans made by it, L/Cs and B/As issued by it and the Notes issued to it, Harris shall have the same rights and powers hereunder as any Bank and may exercise the same as though it were not the Agent, and the term Bank or Banks shall, unless the context otherwise indicates, include Harris in its individual capacity. Harris and each of the Banks may accept deposits from, lend money to, and generally engage in any kind of banking or trust business with the Company as if it were not the Agent or a Bank hereunder, as the case may be.
     .c2.Section 10.12.  Bank Credit Decision;.  Each Bank
acknowledges that it has, independently and without reliance upon the Agent or any other Bank and based on the financial statements referred to in
Section 5.3 and such other documents and information as it has deemed appropriate, made its own credit analysis and decision to enter into the Loan Documents. Each Bank also acknowledges that it will, independently and without reliance upon the Agent or any other Bank and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking action under the Loan Documents.
     .c2.Section 10.13.  Resignation of Agent;.  Subject to the
appointment of a successor Agent, the Agent may resign as Agent for the Banks under this Agreement and the other Loan Documents at any time by sixty days notice in writing to the Banks. Such resignation shall take effect upon appointment of such successor. The Required Banks shall have the right to appoint a successor Agent who shall be entitled to all of the rights of, and vested with the same powers as, the original Agent under the Loan Documents. In the event a successor Agent shall not have been appointed within the sixty day period following the giving of notice by the Agent, the Agent may appoint its own successor. Resignation by the Agent shall not affect or impair the rights of the Agent under Sections 10.5 and
10.10 hereof with respect to all matters preceding such resignation. Any successor Agent must be a Bank, a national banking association, a bank chartered in any state of the United States or a branch of any foreign bank which is licensed to do business under the laws of any state or the United States.
     .c2.Section 10.14.  Duration of Agency;.  The agency
established by Section 10.1 hereof shall continue, and Sections 10.1 through and including Section 10.15 shall remain in full force and effect, until the Notes and all other amounts due hereunder and thereunder, including without limitation all Reimbursement Obligations, shall have been paid in full and the Banks commitments to extend credit to or for the benefit of the Company shall have terminated or expired.
.c1.11.   Miscellaneous.
     .c2.Section 11.1.   Amendments and Waivers;.  Any term,
covenant, agreement or condition of this Agreement may be amended only by a written amendment executed by the Company, the Required Banks and, if the rights or duties of the Agent are affected thereby, the Agent, or compliance therewith only may be waived (either generally or in a particular instance and either retroactively or prospectively), if the Company shall have obtained the consent in writing of the Required Banks and, if the rights or duties of the Agent are affected thereby, the Agent, provided, however, that without the consent in writing of the holders of all outstanding Notes and unpaid Reimbursement Obligations and the creator of any B/A and the issuer of any L/C, or all Banks if no Notes, L/Cs or B/As are outstanding, no such amendment or waiver shall (i) change the amount or postpone the date of payment of any scheduled payment or required prepayment of principal of the Notes or reduce the rate or extend the time of payment of interest on the Notes, or reduce the amount of principal thereof, or modify any of the provisions of the Notes with respect to the payment or prepayment thereof, (ii) give to any Note any preference over any other Notes, (iii) amend the definition of Required Banks, (iv) alter, modify or amend the provisions of this Section 11.1, (v) change the amount or term of any of the Banks Revolving Credit Commitments or the fees required under Section 2.1 hereof, (vi) alter, modify or amend the provisions of Sections 1.10, 6 or 9 of this Agreement, (vii) alter, modify or amend any Bank s right hereunder to consent to any action, make any request or give any notice, (viii) change the advance rates under the Borrowing Base or the definitions of Eligible Inventory or Eligible Receivables, (ix) release any Collateral under the Security Documents or release or discharge any guarantor of the Company s indebtedness, obligations and liabilities to the Banks, in each case, unless such release or discharge is permitted or contemplated by the Loan Documents, or (x) alter, amend or modify any subordination provisions of any Subordinated Debt. Any such amendment or waiver shall apply equally to all Banks and the holders of the Notes and Reimbursement Obligations and shall be binding upon them, upon each future holder of any Note and Reimbursement Obligation and upon the Company, whether or not such Note shall have been marked to indicate such amendment or waiver. No such amendment or waiver shall extend to or affect any obligation not expressly amended or waived. Harris shall have the right to vote the amount of the CoBank Participation as though the CoBank Participation were a separate extension of credit by CoBank hereunder.
     .c2.Section 11.2.   Waiver of Rights;.  No delay or failure
on the part of the Agent or any Bank or on the part of the holder or holders of any Note or Reimbursement Obligation in the exercise of any power or right shall operate as a waiver thereof, nor as an acquiescence in any Potential Default or Event of Default, nor shall any single or partial exercise of any power or right preclude any other or further exercise thereof, or the exercise of any other power or right, and the rights and remedies hereunder of the Agent, the Banks and of the holder or holders of any Notes are cumulative to, and not exclusive of, any rights or remedies which any of them would otherwise have.
     .c2.Section 11.3.   Several Obligations;.  The commitments of
each of the Banks hereunder shall be the several obligations of each Bank and the failure on the part of any one or more of the Banks to perform hereunder shall not affect the obligation of the other Banks hereunder, provided that nothing herein contained shall relieve any Bank from any liability for its failure to so perform. In the event that any one or more of the Banks shall fail to perform its commitment hereunder, all payments thereafter received by the Agent on the principal of Loans and Reimbursement Obligations hereunder, whether from any Collateral or otherwise, shall be distributed by the Agent to the Banks making such additional Loans ratably as among them in accordance with the principal amount of additional Loans made by them until such additional Loans shall have been fully paid and satisfied. All payments on account of interest shall be applied as among all the Banks ratably in accordance with the amount of interest owing to each of the Banks as of the date of the receipt of such interest payment.
     .c2.Section 11.4.   Non-Business Day;.  (a) If any payment of
principal or interest on any Domestic Rate Loan shall fall due on a day which is not a Business Day, interest at the rate such Loan bears for the period prior to maturity shall continue to accrue on such principal from the stated due date thereof to and including the next succeeding Business Day on which the same is payable.
     (b)  If any payment of principal or interest on any Eurodollar
Loan shall fall due on a day which is not a Banking Day, the payment date thereof shall be extended to the next date which is a Banking Day and the Interest Period for such Loan shall be accordingly extended, unless as a result thereof any payment date would fall in the next calendar month, in which case such payment date shall be the next preceding Banking Day.
     .c2.Section 11.5.   Survival of Indemnities;.  All
indemnities and all provisions relative to reimbursement to the Banks of amounts sufficient to protect the yield to the Banks with respect to Eurodollar Loans, including, but not limited to, Sections 9.3 and 9.4 hereof, shall survive the termination of this Agreement and the payment of the Notes for a period of one year.
     .c2.Section 11.6.   Documentary Taxes;.  Although the Company
is of the opinion that no documentary or similar taxes are payable in respect of this Agreement or the Notes, the Company agrees that it will pay such taxes, including interest and penalties, in the event any such taxes are assessed irrespective of when such assessment is made and whether or not any credit is then in use or available hereunder.
.c.; .c2.Section 11.7.   Representations;.  All representations
and warranties made herein or in certificates given pursuant hereto shall survive the execution and delivery of this Agreement and of the Notes, and shall continue in full force and effect with respect to the date as of which they were made and as reaffirmed on the date of each borrowing, request for L/C or request for B/A and as long as any credit is in use or available hereunder.
     .c2.Section 11.8.   Notices;.  Unless otherwise expressly
provided herein, all communications provided for herein shall be in writing or by telex and shall be deemed to have been given or made when served personally, when an answer back is received in the case of notice by telex or 2 days after the date when deposited in the United States mail (registered, if to the Company) addressed if to the Company to 110 South Texas, Pittsburg, Texas 75686 Attention: Clifford E. Butler; if to the Agent or Harris at 111 West Monroe Street, Chicago, Illinois 60690,
Attention: Agribusiness Division; and if to any of the Banks, at the address for each Bank set forth under its signature hereon; or at such other address as shall be designated by any party hereto in a written notice to each other party pursuant to this Section 11.8.
     .c2. Section 11.9.  Costs and Expenses; Indemnity ;.  The
Company agrees to pay on demand all costs and expenses of the Agent, in connection with the negotiation, preparation, execution and delivery of this Agreement, the Notes and the other instruments and documents to be delivered hereunder or in connection with the transactions contemplated hereby, including the fees and expenses of Messrs. Chapman and Cutler, special counsel to the Agent; all costs and expenses of the Agent (including attorneys fees) incurred in connection with any consents or waivers hereunder or amendments hereto, and all costs and expenses (including attorneys fees), if any, incurred by the Agent, the Banks or any other holders of a Note or any Reimbursement Obligation in connection with the enforcement of this Agreement or the Notes and the other instruments and documents to be delivered hereunder. The Company agrees to indemnify and save harmless the Banks and the Agent from any and all liabilities, losses, costs and expenses incurred by the Banks or the Agent in connection with any action, suit or proceeding brought against the Agent or any Bank by any Person which arises out of the transactions contemplated or financed hereby or by the Notes, or out of any action or inaction by the Agent or any Bank hereunder or thereunder, except for such thereof as is caused by the gross negligence or willful misconduct of the party indemnified. The provisions of this Section 11.9 shall survive payment of the Notes and Reimbursement Obligations and the termination of the Revolving Credit Commitments hereunder.
     .c2.Section 11.10. Counterparts;. This Agreement may be executed in any number of counterparts and all such counterparts taken together shall be deemed to constitute one and the same instrument. One or more of the Banks may execute a separate counterpart of this Agreement which has also been executed by the Company, and this Agreement shall become effective as and when all of the Banks have executed this Agreement or a counterpart thereof and lodged the same with the Agent.
     .c2.Section 11.11. Successors and Assigns.;. This Agreement shall be binding upon each of the Company and the Banks and their respective successors and assigns, and shall inure to the benefit of the Company and each of the Banks and the benefit of their respective successors and assigns, including any subsequent holder of any Note or Reimbursement Obligation. The Company may not assign any of its rights or obligations hereunder without the written consent of the Banks.
     .c2.Section 11.12. No Joint Venture;. Nothing contained in this Agreement shall be deemed to create a partnership or joint venture among the parties hereto.
     .c2.Section 11.13. Severability;. In the event that any term or provision hereof is determined to be unenforceable or illegal, it shall deemed severed herefrom to the extent of the illegality and/or unenforceability and all other provisions hereof shall remain in full force and effect.
     .c2.Section 11.14. Table of Contents and Headings;. The table of contents and section headings in this Agreement are for reference only and shall not affect the construction of any provision hereof.
     .c2.Section 11.15. Participants;. (a) Each Bank shall have the right at its own cost to grant participations (to be evidenced by one or more agreements or certificates of participation) in the Loans made, and/or Revolving Credit Commitment and participations in L/Cs, B/As and Reimbursement Obligations held, by such Bank at any time and from time to time, and to assign its rights under such Loans, participations in L/Cs and B/As and Reimbursement Obligations or the Notes evidencing such Loans to one or more other Persons; provided that no such participation (except the participation described in Section 11.15(b) hereof (the CoBank Participation )) shall relieve any Bank of any of its obligations under this Agreement, and any agreement pursuant to which such participation (except the CoBank Participation) or assignment of a Note or the rights thereunder is granted shall provide that the granting Lender shall retain the sole right and responsibility to enforce the obligations of the Company under the Loan Documents, including, without limitation, the right to approve any amendment, modification or waiver of any provision thereof, except that such agreement (except the CoBank Agreement) may provide that such Bank will not agree without the consent of such participant or assignee to any modification, amendment or waiver of this Agreement that would (A) increase any Revolving Credit Commitment of such Lender, or (B) reduce the amount of or postpone the date for payment of any principal of or interest on any Loan or Reimbursement Obligation or of any fee payable hereunder in which such participant or assignee has an interest or (C) reduce the interest rate applicable to any Loan or other amount payable in which such participant or assignee has an interest or (D) release any collateral security for or guarantor for any of the Company s indebtedness, obligations and liabilities under the Loan Documents, and provided further that no such assignee or participant except CoBank shall have any rights under this Agreement except as provided in this Section 11.15, and the Agent shall have no obligation or responsibility to such participant or assignee, except that nothing herein provided is intended to affect the rights of an assignee of a Note to enforce the Note assigned. Any party to which such a participation or assignment has been granted shall have the benefits of Section 1.10, Section 9.3 and Section 9.4 hereof but shall not be entitled to receive any greater payment under any such Section than the Bank granting such participation or assignment would have been entitled to receive with respect to the rights transferred.
     (b) The Company acknowledges that concurrently with the execution and delivery of this Agreement Harris has entered into that certain Participation Agreement of even date herewith with CoBank (as such agreement may be supplemented and amended from time to time, the CoBank Agreement ) a copy of which has been provided to the Company. In the event that CoBank fails to furnish to Harris its ratable participation in any Loan to be made by Harris to the Company, notwithstanding anything whatsoever contained in this Agreement to the contrary obligating Harris to make such Loan to the Company, Harris shall not be obligated to advance to the Company more than Harris Retained Percentage of such Loan plus any amount of such Loan actually advanced by CoBank to Harris to fund CoBank s Participation therein.
     .c2.Section 11.16.  Assignment of Commitments by Bank;.  Each
Bank shall have the right at any time, with the prior consent of the Company and the Agent (which consent will not be unreasonably withheld), to sell, assign, transfer or negotiate all or any part of its Revolving Credit Commitment to one or more commercial banks or other financial institutions; provided that such assignment is in an amount of at least $10,000,000, provided further that no Bank (except ING Bank) may so assign more than one-half of its original Revolving Credit Commitment hereunder and provided further that ING Bank may assign all of its interest hereunder to any of its subsidiaries or affiliates that are Under Common Control with ING Bank. Upon any such assignment, and its notification to the Agent, the assignee shall become a Bank hereunder, all Loans and the Revolving Credit Commitment it thereby holds shall be governed by all the terms and conditions hereof, and the Bank granting such assignment shall have its Revolving Credit Commitment and its obligations and rights in connection therewith, reduced by the amount of such assignment. Upon each such assignment the Bank granting such assignment shall pay to the Agent for the Agent s sole account a fee of $2,500.
     .c2.Section 11.17. Sharing of Payments;. Each Bank agrees with each other Bank that if such Bank shall receive and retain any payment, whether by set-off or application of deposit balances or otherwise ( Set-Off ), on any Loan, Reimbursement Obligation or other amount outstanding under this Agreement in excess of its ratable share of payments on all Loans, Reimbursement Obligations and other amounts then outstanding to the Banks, then such Bank shall purchase for cash at face value, but without recourse, ratably from each of the other Banks such amount of the Loans and Reimbursement Obligations held by each such other Bank (or interest therein) as shall be necessary to cause such Bank to share such excess payment ratably with all the other Banks; provided, however, that if any such purchase is made by any Bank, and if such excess payment or part thereof is thereafter recovered from such purchasing Bank, the related purchases from the other Banks shall be rescinded ratably and the purchase price restored as to the portion of such excess payment so recovered, but without interest. Each Bank s ratable share of any such Set-Off shall be determined by the proportion that the aggregate principal amount of Loans and Reimbursement Obligations then due and payable to such Bank bears to the total aggregate principal amount of Loans and Reimbursement Obligations then due and payable to all the Banks.
     .c2. Section 11.18. Jurisdiction; Venue ;. The company hereby submits to the nonexclusive jurisdiction of the united states district court for the northern district of Illinois and of any Illinois court sitting in Chicago for purposes of all legal proceedings arising out of or relating to this agreement or the transactions contemplated hereby. The company irrevocably waives, to the fullest extent permitted by law, any objection which it may now or hereafter have to the laying of the venue of any such proceeding brought in such a court and any claim that any such proceeding brought in such a court has been brought in an inconvenient forum.
     .c2.Section 11.19.  Lawful Rate;.  All agreements between the
Company, the Agent and each of the Banks, whether now existing or hereafter arising and whether written or oral, are expressly limited so that in no contingency or event whatsoever, whether by reason of demand or acceleration of the maturity of any of the indebtedness hereunder or otherwise, shall the amount contracted for, charged, received, reserved, paid or agreed to be paid to the Agent or each Bank for the use, forbearance, or detention of the funds advanced hereunder or otherwise, or for the performance or payment of any covenant or obligation contained in any document executed in connection herewith (all such documents being hereinafter collectively referred to as the Credit Documents ), exceed the highest lawful rate permissible under applicable law (the Highest Lawful Rate ), it being the intent of the Company, the Agent and each of the Banks in the execution hereof and of the Credit Documents to contract in strict accordance with applicable usury laws. If, as a result of any circumstances whatsoever, fulfillment by the Company of any provision hereof or of any of such documents, at the time performance of such provision shall be due, shall involve transcending the limit of validity prescribed by applicable usury law or result in the Agent or any Bank having or being deemed to have contracted for, charged, reserved or received interest (or amounts deemed to be interest) in excess of the maximum, lawful rate or amount of interest allowed by applicable law to be so contracted for, charged, reserved or received by the Agent or such Bank, then, ipso facto, the obligation to be fulfilled by the Company shall be reduced to the limit of such validity, and if, from any such circumstance, the Agent or such Bank shall ever receive interest or anything which might be deemed interest under applicable law which would exceed the Highest Lawful Rate, such amount which would be excessive interest shall be refunded to the Company or, to the extent (i) permitted by applicable law and (ii) such excessive interest does not exceed the unpaid principal balance of the Notes and the amounts owing on other obligations of the Company to the Agent or any Bank under any Loan Document applied to the reduction of the principal amount owing on account of the Notes or the amounts owing on other obligations of the Company to the Agent or any Bank under any Loan Document and not to the payment of interest. All interest paid or agreed to be paid to the Agent or any Bank shall, to the extent permitted by applicable law, be amortized, prorated, allocated, and spread throughout the full period of the indebtedness hereunder until payment in full of the principal of the indebtedness hereunder (including the period of any renewal or extension thereof) so that the interest on account of the indebtedness hereunder for such full period shall not exceed the highest amount permitted by applicable law. This paragraph shall control all agreements between the Company, the Agent and the Banks.
     .c2.Section 11.20. Governing Law;. (a) This Agreement and the rights and duties of the parties hereto, shall be construed and determined in accordance with the internal laws of the State of Illinois, except to the extent provided in Section 11.20(b) hereof and to the extent that the Federal laws of the United States of America may otherwise apply.
     (b) Notwithstanding anything in Section 11.20(a) hereof to the contrary, nothing in this Agreement, the Notes, or the Other Loan Documents shall be deemed to constitute a waiver of any rights which the Company, the Agent or any of the Banks may have under the National Bank Act or other applicable Federal law.
     .c2.Section 11.21. Limitation of Liability;. No claim may be made by the Company, any Subsidiary or any Guarantor against any Bank or its Affiliates, Directors, officers, employees, attorneys or Agents for any special, indirect or consequential damages in respect of any breach or wrongful conduct (whether the claim therefor is based on contract, tort or duty imposed by law) in connection with, arising out of or in any way related to the transactions contemplated and relationships established by this Agreement or any of the Other Loan Documents, or any act, omission or event occurring in connection therewith. The Company, each Subsidiary and each Guarantor hereby waive, release and agree not to sue upon such claim for any such damages, whether or not accrued and whether or not known or suspected to exist in its favor.
     .c2.Section 11.22. Nonliability of Lenders;. The relationship between the Company and the Banks is, and shall at all times remain, solely that of borrower and lenders, and the Banks and the Agent neither undertake nor assume any responsibility or duty to the Company to review, inspect, supervise, pass judgment upon, or inform the Company of any matter in connection with any phase of the Company s business, operations, or condition, financial or otherwise. The Company shall rely entirely upon its own judgment with respect to such matters, and any review, inspection, supervision, exercise of judgment, or information supplied to the Company by any Bank or the Agent in connection with any such matter is for the protection of the Bank and the Agent, and neither the Company nor any third party is entitled to rely thereon.
     .c2.Section 11.23. No Oral Agreements.; This written agreement, together with the Other Loan Documents executed contemporaneously herewith, represent the final agreement between the parties and may not be contradicted by evidence of prior, contemporaneous or subsequent oral agreements of the parties. There are no unwritten oral agreements between the parties.
     .c2.Section 11.24.  Treatment of Certain Indebtedness;.  The
Agent and the Banks agree that for purposes of determining compliance with the financial covenants contained in this Agreement the Company s indebtedness evidenced by its 14.25% Senior Notes Due 1995 shall be deemed paid in an amount equal to the amount deposited with the trustee for such notes in an escrow account for the payment of such notes and with respect to which notice of redemption shall have been given to the holders of such notes in accordance with the terms thereof.
     Upon your acceptance hereof in the manner hereinafter set forth, this Agreement shall be a contract between us for the purposes hereinabove set forth.

Dated as of May 27, 1993.
Pilgrim s Pride Corporation
By   Lonnie A. Pilgrim
     Its Chief Executive Officer


Accepted and Agreed to as of the day and year last above written.

Harris Trust And Savings Bank individually and as Agent
By   Carl A. Blackham
     Its Vice President
Address:  111 West Monroe Street
     Chicago, Illinois 60690


FBS Ag Credit, Inc.
By       Douglas S. Hoffner
         Its  Vice President
Address:  4643 South Ulster Street,
     Suite 1280
     Denver, Colorado 80237

Internationale Nederlanden Bank N. V.
By       Sheila M. Greatrex
         Its   Vice President
Address:  135 East 57th Street
     New York, New York 10022-2101


Boatmen s First National Bank of Kansas City
By       Martha Carpenter Smith
          Its  Senior Vice President
Address:  10th and Baltimore
     Kansas City, Missouri 64183

First Interstate Bank of Texas, N.A.
By       Connor J. Duffey
         Its  Vice President
Address:  1445 Ross Avenue
     Dallas, Texas 75202


Pilgrim s Pride Corporation
First Amendment to Secured Credit Agreement

Harris Trust and Savings Bank
Chicago, Illinois

FBS Ag Credit, Inc.
Denver, Colorado

Internationale Nederlanden (U.S) Capital Corporation, formerly known as Internationale Nederlanden Bank N. V. ( ING Bank )
New York, New York

Boatmen s First National Bank of Kansas City
Kansas City, Missouri

First Interstate Bank of Texas, N.A.
Dallas, Texas
Ladies and Gentlemen:
     Reference is hereby made to that certain Secured Credit Agreement dated as of May 27, 1993 (the Credit Agreement ) among the undersigned, Pilgrim s Pride Corporation, a Delaware corporation (the Company ), you (the Banks ) and Harris Trust and Savings Bank, as agent for the Banks (the Agent ). All defined terms used herein shall have the same meanings as in the Credit Agreement unless otherwise defined herein.
     The Banks extend a $75,000,000 revolving credit facility to the Company on the terms and conditions set forth in the Credit Agreement. The Company, the Agent and the Banks now wish to amend the Credit Agreement to, among other things, extend the termination date thereof from May 31, 1995 to May 31, 1997, to provide for a competitive bid facility and change the rate of interest applicable to loans made under the Credit Agreement, all on the terms and conditions and in the manner set forth in this Amendment.
1.   Amendments.
     Upon satisfaction of all of the conditions precedent set forth in
Section 2 hereof, the Credit Agreement shall be amended as follows:
     1.1. Sections 1, 2 and 3 of the Credit Agreement shall be
amended in their entirety to read as follows:
 1.  The Credit.
     .c2.Section 1.1.    The Revolving Credit.;  (a) Subject to
all of the terms and conditions hereof, the Banks agree, severally and not jointly, to extend a Revolving Credit to the Company which may be utilized by the Company in the form of loans (individually a Revolving Credit Loan and collectively the Revolving Credit Loans ), B/As and L/Cs (each as hereinafter defined). The aggregate principal amount of all Revolving Credit Loans under the Revolving Credit plus the aggregate principal amount of all Bid Loans outstanding under this Agreement plus the amount available for drawing under all L/Cs, the aggregate face amount of all B/As and the aggregate principal amount of all unpaid Reimbursement Obligations (as hereinafter defined) at any time outstanding shall not exceed the lesser of
(i) the sum of the Banks Revolving Credit Commitments (as hereinafter defined) in effect from time to time during the term of this Agreement (as hereinafter defined) or (ii) the Borrowing Base as determined on the basis of the most recent Borrowing Base Certificate. The Revolving Credit shall be available to the Company, and may be availed of by the Company from time to time, be repaid (subject to the restrictions on prepayment set forth herein) and used again, during the period from the date hereof to and including May 31, 1997 (the Termination Date ).
     (b) At any time not earlier than 120 days prior to, nor later than 60 days prior to, the date that is two years before the Termination Date then in effect (the Anniversary Date ), the Company may request that the Banks extend the then scheduled Termination Date to the date one year from such Termination Date. If such request is made by the Company each Bank shall inform the Agent of its willingness to extend the Termination Date no later than 20 days prior to such Anniversary Date. Any Bank s failure to respond by such date shall indicate its unwillingness to agree to such requested extension, and all Banks must approve any requested extension. At any time more than 15 days before such Anniversary Date the Banks may propose, by written notice to the Company, an extension of this Agreement to such later date on such terms and conditions as the Banks may then require. If the extension of this Agreement to such later date is acceptable to the Company on the terms and conditions proposed by the Banks, the Company shall notify the Banks of its acceptance of such terms and conditions no later than the Anniversary Date, and such later date will become the Termination Date hereunder and this Agreement shall otherwise be amended in the manner described in the Banks notice proposing the extension of this Agreement upon the Agent s receipt of (i) an amendment to this Agreement signed by the Company and all of the Banks, (ii) resolutions of the Company s Board of Directors authorizing such extension and (iii) an opinion of counsel to the Company equivalent in form and substance to the form of opinion attached hereto as Exhibit E and otherwise acceptable to the Banks.
     (c) The respective maximum aggregate principal amounts of the Revolving Credit at any one time outstanding and the percentage of the Revolving Credit available at any time which each Bank by its acceptance hereof severally agrees to make available to the Company are as follows (collectively, the Revolving Credit Commitments and individually, a Revolving Credit Commitment ):

Harris Trust and Savings Bank $35,000,000     46.66666667%
FBS Ag Credit, Inc. $15,000,000    20%
Internationale Nederlanden (U.S.) Capital Corporation
$10,000,000    13.33333334%
Boatmen s First National Bank of Kansas City  $10,000,000
13.33333334%
First Interstate Bank of Texas, N.A.    $ 5,000,000    6.66666667%
     Total     $75,000,000    100%Each Bank s Revolving Credit
Commitment shall be reduced from time to time by the aggregate outstanding principal amount of all Bid Loans made by such Bank, and shall be increased (but in no event above the amount set forth above for each Bank) by the aggregate principal amount of each principal repayment of such Bid Loans made from time to time.
     (d)  Loans under the Revolving Credit may be Eurodollar Loans,
CD Rate Loans or Domestic Rate Loans. All Loans under the Revolving Credit shall be made from each Bank in proportion to its respective Revolving Credit Commitment as above set forth, as adjusted from time to time to reflect outstanding Bid Loans. Each Domestic Rate Loan shall be in an amount not less than $3,000,000 or such greater amount which is an integral multiple of $500,000 and each Fixed Rate Loan shall be in an amount not less than $3,000,000 or such greater amount which is an integral multiple of $1,000,000.
     .c2.Section 1.2.    The Notes;.  All Revolving Credit Loans
made by each Bank hereunder shall be evidenced by a single Secured Revolving Credit Note of the Company substantially in the form of Exhibit A hereto (individually, a Revolving Note and together, the Revolving Notes ) payable to the order of each Bank in the principal amount of such Bank s Revolving Credit Commitment, but the aggregate principal amount of indebtedness evidenced by such Revolving Note at any time shall be, and the same is to be determined by, the aggregate principal amount of all Revolving Credit Loans made by such Bank to the Company pursuant hereto on or prior to the date of determination less the aggregate amount of principal repayments on such Revolving Credit Loans received by or on behalf of such Bank on or prior to such date of determination. Each Revolving Note shall be dated as of the execution date of this Agreement, and shall be expressed to mature on the Termination Date and to bear interest as provided in Section 1.3 hereof. Each Bank shall record on its books or records or on a schedule to its Revolving Note the amount of each Revolving Credit Loan made by it hereunder, whether each Revolving Credit Loan is a Domestic Rate Loan, CD Rate Loan or Eurodollar Loan, and, with respect to Eurodollar Loans, the interest rate and Interest Period applicable thereto, and all payments of principal and interest and the principal balance from time to time outstanding, provided that prior to any transfer of such Revolving Note all such amounts shall be recorded on a schedule to such Revolving Note. The record thereof, whether shown on such books or records or on the schedule to the Revolving Note, shall be prima facie evidence as to all such amounts; provided, however, that the failure of any Bank to record or any mistake in recording any of the foregoing shall not limit or otherwise affect the obligation of the Company to repay all Revolving Credit Loans made hereunder together with accrued interest thereon. Upon the request of any Bank, the Company will furnish a new Revolving Note to such Bank to replace its outstanding Revolving Note and at such time the first notation appearing on the schedule on the reverse side of, or attached to, such Revolving Note shall set forth the aggregate unpaid principal amount of Revolving Credit Loans then outstanding from such Bank, and, with respect to each Fixed Rate Loan, the interest rate and Interest Period applicable thereto. Such Bank will cancel the outstanding Revolving Note upon receipt of the new Revolving Note.
     .c2.Section 1.3.    Interest Rates;.  (a) Domestic Rate
Loans. Each Domestic Rate Loan shall bear interest (computed on the basis of a year of 360 days and actual days elapsed) on the unpaid principal amount thereof from the date such Loan is made until maturity (whether by acceleration, upon prepayment or otherwise) at a rate per annum equal to the lesser of (i) the Highest Lawful Rate and (ii) the sum of the Applicable Margin plus the Domestic Rate from time to time in effect, payable quarterly in arrears on the last day of each calendar quarter, commencing on the first of such dates occurring after the date hereof and at maturity (whether by acceleration, upon prepayment or otherwise).
     (b)  Eurodollar Loans.  Each Eurodollar Loan under the
Revolving Credit shall bear interest (computed on the basis of a year of 360 days and actual days elapsed) on the unpaid principal amount thereof from the date such Loan is made until the last day of the Interest Period applicable thereto or, if earlier, until maturity (whether by acceleration or otherwise) at a rate per annum equal to the lesser of (i) the Highest Lawful Rate and (ii) the sum of the Applicable Margin plus the Adjusted Eurodollar Rate, payable on the last day of each Interest Period applicable thereto and at maturity (whether by acceleration or otherwise) and, with respect to Eurodollar Loans with an Interest Period in excess of three months, on the date occurring every three months from the first day of the Interest Period applicable thereto.
     (c)  CD Rate Loans.  Each CD Rate Loan under the Revolving
Credit shall bear interest (computed on the basis of a year of 360 days and actual days elapsed) on the unpaid principal amount thereof from the date such Loan is made until the last day of the Interest Period applicable thereto or, if earlier, until maturity (whether by acceleration or otherwise) at a rate per annum equal to the lesser of (i) the Highest Lawful Rate and (ii) the sum of the Applicable Margin plus the Adjusted CD Rate, payable on the last day of each Interest Period applicable thereto and at maturity (whether by acceleration of otherwise) and, with respect to CD Rate Loans with an Interest Period in excess of 90 days, on the date occurring every 90 days from the first day of the Interest Period applicable thereto.
     (d)  Default Rate.  During the existence of an Event of Default all Loans and Reimbursement Obligations shall bear interest (computed on the basis of a year of 360 days and actual days elapsed) from the date of such Event of Default until paid in full, payable on demand, at a rate per annum equal to the sum of 2.5% plus the Domestic Rate from time to time in effect plus the Applicable Margin.
     .c2.Section 1.4.    Conversion and Continuation of Revolving
Credit Loans;. (a) Provided that no Event of Default or Potential Default has occurred and is continuing, the Company shall have the right, subject to the other terms and conditions of this Agreement, to continue in whole or in part (but, if in part, in the minimum amount specified for Fixed Rate Loans in Section 1.1 hereof) any Fixed Rate Loan made under the Revolving Credit from any current Interest Period into a subsequent Interest Period, provided that the Company shall give the Agent notice of the continuation of any such Loan as provided in Section 1.8 hereof.
     (b)  In the event that the Company fails to give notice
pursuant to Section 1.8 hereof of the continuation of any Fixed Rate Loan under the Revolving Credit or fails to specify the Interest Period applicable thereto, or an Event of Default or Potential Default has occurred and is continuing at the time any such Loan is to be continued hereunder, then such Loan shall be automatically converted as (and the Company shall be deemed to have given notice requesting) a Domestic Rate Loan, subject to Sections 1.8(b), 8.2 and 8.3 hereof, unless paid in full on the last day of the then applicable Interest Period.
     (c) Provided that no Event of Default or Potential Default has occurred and is continuing, the Company shall have the right, subject to the terms and conditions of this Agreement, to convert Revolving Credit Loans of one type (in whole or in part) into Revolving Credit Loans of another type from time to time provided that: (i) the Company shall give the Agent notice of each such conversion as provided in Section 1.8 hereof,
(ii) the principal amount of any Revolving Credit Loan converted hereunder shall be in an amount not less than the minimum amount specified for the type of Revolving Credit Loan in Section 1.1 hereof, (iii) after giving effect to any such conversion in part, the principal amount of any Fixed Rate Loan under the Revolving Credit then outstanding shall not be less than the minimum amount specified for the type of Loan in Section 1.1 hereof, (iv) any conversion of a Revolving Credit Loan hereunder shall only be made on a Banking Day, and (v) any Fixed Rate Loan may be converted only on the last day of the Interest Period then applicable thereto.
     .c2.Section 1.5.    Bankers Acceptances;.  Subject to all the
terms and conditions hereof, satisfaction of all conditions precedent to borrowing under this Agreement and so long as no Potential Default or Event of Default is in existence, at the Company s request Harris, in its discretion, may create acceptances in an amount of at least $5,000,000 (a B/A and collectively the B/As ) for the Company within the limits of, and subject to availability under the Revolving Credit, and the Banks hereby agree to participate therein as more fully described in Section 1.9 hereof. Each B/A shall be created pursuant to a General Acceptance Agreement (the B/A Agreement ) in the form of Exhibit B hereto and an Acceptance Request in Harris standard form at the time such B/A is requested with respect to such draft presented to Harris for acceptance hereunder. To provide the Company with immediate cash for the B/As created hereunder, Harris agrees to discount such B/As at a rate determined by adding a rate per annum (calculated on the basis of a 360-day year and actual days elapsed) equal to the Applicable Margin to the then current bankers acceptance rate for B/As on which Harris is the acceptor and to credit the proceeds of such discounting to the Company s account at Harris. The face amount of each B/A created and outstanding pursuant hereto shall be deducted from the credit which may be otherwise available under the Revolving Credit. Each B/A shall have a term of 30, 60, 90, 120, 150 or 180 days (but not later than the Termination Date), and shall be an acceptance eligible for discount with Federal Reserve Bank in accordance with paragraph 7A of
Section 13 of the Federal Reserve Act and regulations and interpretations applicable thereto. The Company shall present to Harris evidence of such eligibility satisfactory to the Banks, and Harris in its sole discretion may refuse to issue any B/A.
     .c2.Section 1.6.    Letters of Credit.;  Subject to all the
terms and conditions hereof, satisfaction of all conditions precedent to borrowing under this Agreement and so long as no Potential Default or Event of Default is in existence, at the Company s request Harris may in its discretion issue letters of credit (an L/C and collectively the L/Cs ) for the account of the Company subject to availability under the Revolving Credit, and the Banks hereby agree to participate therein as more fully described in Section 1.9 hereof. Each L/C shall be issued pursuant to an Application for Letter of Credit (the L/C Agreement ) in the form of Exhibit C hereto. The L/Cs shall consist of standby letters of credit in an aggregate face amount not to exceed $20,000,000. Each L/C shall have an expiry date not more than one year from the date of issuance thereof (but in no event later than the Termination Date). The amount available to be drawn under each L/C issued pursuant hereto shall be deducted from the credit otherwise available under the Revolving Credit. In consideration of the issuance of L/Cs the Company agrees to pay Harris a fee (the L/C Fee ) in the amount per annum equal to (a) 1.0% of the face amount of each Performance L/C and (b) the Applicable Margin for Eurodollar Loans of the stated amount of each Financial Guarantee L/C (in each case computed on the basis of a 360 day year and actual days elapsed) of the face amount for any L/C issued hereunder. In addition the Company shall pay Harris for its own account an issuance fee (the L/C Issuance Fee ) in an amount equal to one-eighth of one percent (0.125%) of the stated amount of each L/C issued by Harris hereunder. All L/C Fees shall be payable quarterly in arrears on the last day of each calendar quarter and on the Termination Date, and all L/C Issuance Fees shall be payable on the date of issuance of each L/C hereunder and on the date of each extension, if any, of the expiry date of each L/C.
     .c2.Section 1.7.    Reimbursement Obligation;.  The Company
is obligated, and hereby unconditionally agrees, to pay in immediately available funds to the Agent for the account of Harris and the Banks who are participating in L/Cs and B/As pursuant to Section 1.9 hereof the face amount of (a) each B/A created by Harris hereunder not later than 11:00 A.M. (Chicago Time) on the maturity date of such B/A, and (b) each draft drawn and presented under an L/C issued by Harris hereunder not later than 11:00 a.m. (Chicago Time) on the date such draft is presented for payment to Harris (the obligation of the Company under this Section 1.7 with respect to any B/A or L/C is a Reimbursement Obligation ). If at any time the Company fails to pay any Reimbursement Obligation when due, the Company shall be deemed to have automatically requested a Domestic Rate Loan from the Banks hereunder, as of the maturity date of such Reimbursement Obligation, the proceeds of which Loan shall be used to repay such Reimbursement Obligation. Such Loan shall only be made if no Potential Default or Event of Default shall exist and upon approval by all of the Banks, and shall be subject to availability under the Revolving Credit. If such Loan is not made by the Banks for any reason, the unpaid amount of such Reimbursement Obligation shall be due and payable to the Agent for the pro rata benefit of the Banks upon demand and shall bear interest at the rate of interest specified in Section 1.3(d) hereof.
     .c2.Section 1.8.    Manner of Borrowing and Rate Selection;.
(a) The Company shall give telephonic, telex or telecopy notice to the Agent (which notice, if telephonic, shall be promptly confirmed in writing) no later than (i) 11:00 a.m. (Chicago time) on the date the Banks are requested to make each Domestic Rate Loan, (ii) 11:00 a.m. (Chicago time) on the date at least three (3) Banking Days prior to the date of (A) each Eurodollar Loan which the Banks are requested to make or continue, and (B) the conversion of any CD Rate Loan or Domestic Rate Loan into a Eurodollar Loan and (iii) 11:00 a.m. (Chicago time) on the date at least one (1) Business Day prior to the date of (A) each CD Rate Loan which the Banks are requested to make and (B) the conversion of any Eurodollar Loan or Domestic Rate Loan into a CD Rate Loan. Each such notice shall specify the date of the Revolving Credit Loan requested (which shall be a Business Day in the case of Domestic Rate Loans and CD Rate Loans and a Banking Day in the case of a Eurodollar Loan), the amount of such Revolving Credit Loan, whether the Revolving Credit Loan is to be made available by means of a Domestic Rate Loan, CD Rate Loan or Eurodollar Loan and, with respect to Fixed Rate Loans, the Interest Period applicable thereto; provided, that in no event shall the principal amount of any requested Revolving Credit Loan plus the aggregate principal or face amount, as appropriate, of all Revolving Credit Loans, L/Cs, B/As and unpaid Reimbursement Obligations outstanding hereunder exceed the amounts specified in Section 1.1 hereof. The Company agrees that the Agent may rely on any such telephonic, telex or telecopy notice given by any person who the Agent believes is authorized to give such notice without the necessity of independent investigation and in the event any notice by such means conflicts with the written confirmation, such notice shall govern if any Bank has acted in reliance thereon. The Agent shall, no later than 12:30 p.m. (Chicago time) on the day any such notice is received by it, give telephonic, telex or telecopy (if telephonic, to be confirmed in writing within one Business Day) notice of the receipt of notice from the Company hereunder to each of the Banks, and, if such notice requests the Banks to make, continue or convert any Fixed Rate Loans, the Agent shall confirm to the Company by telephonic, telex or telecopy means, which confirmation shall be conclusive and binding on the Company in the absence of manifest error, the Interest Period and the interest rate applicable thereto promptly after such rate is determined by the Agent.
     (b)  Subject to the provisions of Section 6 hereof, the
proceeds of each Revolving Credit Loan shall be made available to the Company at the principal office of the Agent in Chicago, Illinois, in immediately available funds, on the date such Revolving Credit Loan is requested to be made, except to the extent such Revolving Credit Loan represents (i) the conversion of an existing Revolving Credit Loan or (ii) a refinancing of a Reimbursement Obligation, in which case each Bank shall record such conversion on the schedule to its Revolving Note, or in lieu thereof, on its books and records, and shall effect such conversion or refinancing, as the case may be, on behalf of the Company in accordance with the provisions of Section 1.4(a) hereof and 1.9 hereof, respectively. Not later than 2:00 p.m. Chicago time, on the date specified for any Revolving Credit Loan to be made hereunder, each Bank shall make its portion of such Revolving Credit Loan available to the Company in immediately available funds at the principal office of the Agent, except
(i) as otherwise provided above with respect to converting or continuing any outstanding Revolving Credit Loans and (ii) to the extent such Revolving Credit Loan represents a refinancing of any outstanding Reimbursement Obligations.
     (c)  Unless the Agent shall have been notified by a Bank prior to 1:00 p.m. (Chicago time) on the date a Revolving Credit Loan is to be made by such Bank (which notice shall be effective upon receipt) that such Bank does not intend to make the proceeds of such Revolving Credit Loan available to the Agent, the Agent may assume that such Bank has made such proceeds available to the Agent on such date and the Agent may in reliance upon such assumption (but shall not be required to) make available to the Company a corresponding amount. If such corresponding amount is not in fact made available to the Agent by such Bank, the Agent shall be entitled to receive such amount on demand from such Bank (or, if such Bank fails to pay such amount forthwith upon such demand, to recover such amount, together with interest thereon at the rate otherwise applicable thereto under Section 1.3 hereof, from the Company) together with interest thereon in respect of each day during the period commencing on the date such amount was made available to the Company and ending on the date the Agent recovers such amount, at a rate per annum equal to the effective rate charged to the Agent for overnight Federal funds transactions with member banks of the Federal Reserve System for each day, as determined by the Agent (or, in the case of a day which is not a Business Day, then for the preceding Business
Day) (the Fed Funds Rate ). Nothing in this Section 1.8(c) shall be deemed to permit any Bank to breach its obligations to make Loans under the Revolving Credit or to limit the Company s claims against any Bank for such breach.
     .c2.Section 1.9.    Participation in B/As and L/Cs;.  Each of
the Banks will acquire a risk participation for its own account, without recourse to or representation or warranty from Harris, in each B/A upon the creation thereof and in each L/C upon the issuance thereof ratably in accordance with its Commitment Percentage. In the event any Reimbursement Obligation is not immediately paid by the Company pursuant to Section 1.7 hereof, each Bank will pay to Harris funds in an amount equal to such Bank s ratable share of the unpaid amount of such Reimbursement Obligation (based upon its proportionate share relative to its percentage of the Revolving Credit (as set forth in Section 1.1 hereof)). At the election of all of the Banks, such funding by the Banks of the unpaid Reimbursement Obligations shall be treated as additional Revolving Credit Loans to the Company hereunder rather than a purchase of participations by the Banks in the related B/As and L/Cs held by Harris. The availability of funds to the Company under the Revolving Credit shall be reduced in an amount equal to any such B/A or L/C. The obligation of the Banks to Harris under this
Section 1.9 shall be absolute and unconditional and shall not be affected or impaired by any Event of Default or Potential Default which may then be continuing hereunder. Harris shall notify each Bank by telephone of its proportionate share relative to its percentage of the total Banks
Revolving Credit Commitments set forth in Section 1.1 hereof (a Commitment Percentage ) of such unpaid Reimbursement Obligation. If such notice has been given to each Bank by 12:00 Noon, Chicago time, each Bank agrees to pay Harris in immediately available and freely transferable funds on the same Business Day. If such notice is received after 12:00 noon, Chicago time, each Bank agrees to pay Harris in immediately available and freely transferable funds no later than the following Business Day. Funds shall be so made available at the account designated by Harris in such notice to the Banks. Upon the election by the Banks to treat such funding as additional Revolving Credit Loans hereunder and payment by each Bank, such Loans shall bear interest in accordance with Section 1.3(a) hereof. Harris shall share with each Bank on a pro rata basis relative to its Commitment Percentage a portion of each payment of a Reimbursement Obligation (whether of principal or interest) and any B/A commission and any L/C Fee (but not any L/C Issuance Fee) payable by the Company. Any such amount shall be promptly remitted to the Banks when and as received by Harris from the Company.
     .c2.Section 1.10.   Capital Adequacy;.  If, after the date
hereof, any Bank or the Agent shall have determined in good faith that the adoption of any applicable law, rule or regulation regarding capital adequacy, or any change therein (including, without limitation, any revision in the Final Risk-Based Capital Guidelines of the Board of Governors of the Federal Reserve System (12 CFR Part 208, Appendix A; 12 CFR Part 225, Appendix A) or of the Office of the Comptroller of the Currency (12 CFR Part 3, Appendix A), or in any other applicable capital rules heretofore adopted and issued by any governmental authority), or any change in the interpretation or administration thereof by any governmental authority, central bank or comparable agency charged with the interpretation or administration thereof, or compliance by any Bank (or its Lending Office) with any request or directive regarding capital adequacy (whether or not having the force of law) of any such authority, central bank or comparable agency, has or would have the effect of reducing the rate of return on such Bank s capital, or on the capital of any corporation controlling such Bank, in each case as a consequence of its obligations hereunder to a level below that which such Bank would have achieved but for such adoption, change or compliance (taking into consideration such Bank s policies with respect to capital adequacy) by an amount reasonably deemed by such Bank to be material, then from time to time, within fifteen (15) days after demand by such Bank (with a copy to the Agent), the Company shall pay to such Bank such additional amount or amounts as will compensate such Bank for such reduction.
Section 2.     The Competitive Bid Facility;.
     .c2.Section 2.1.    Amount and Term;.  The Company may from
time to time before the Termination Date request Competitive Bids from the Banks and the Banks may make, at their sole discretion, Bid Loans to the Company on the terms and conditions set forth in this Agreement. Notwithstanding any provision to the contrary contained in this Agreement,
(a) the aggregate principal amount of all Bid Loans outstanding hereunder at any time may not exceed $50,000,000, (b) no Bank may make Bid Loans in an aggregate principal amount in excess of the maximum amount of such Bank s Revolving Credit Commitment set forth in Section 1.1(b) of this Agreement, and (c) the aggregate principal amount of all Bid Loans outstanding hereunder at any time together with the aggregate principal amount of all Revolving Credit Loans outstanding under the Revolving Credit shall not exceed the Banks Revolving Credit Commitments from time to time in effect. The Company may request Competitive Bids and the Banks may, in their discretion, make such Competitive Bids on the terms and conditions set forth in this Section 2.
     .c2.Section 2.2.    Competitive Bid Requests;.  In order to
request Competitive Bids, the Company shall give telephonic notice to be received by the Agent no later than 11:00 A.M., Chicago time, one Business Day before the date, which must be a Business Day, on which a proposed Bid Loan is to be made (the Borrowing Date ), followed on the same day by a duly completed Competitive Bid Request Confirmation in the form of Exhibit N hereto to be received by the Agent not later than 11:30 A.M., Chicago time. Competitive Bid Request Confirmations that do not conform substantially to the format of Exhibit N may be rejected and the Agent shall give telephonic notice to the Company of such rejection promptly after it determines (which determination shall be conclusive) that a Competitive Bid Request Confirmation does not substantially conform to the format of Exhibit N. Competitive Bid Requests shall in each case refer to this Agreement and specify (x) the proposed Borrowing Date (which shall be a Business Day), (y) the aggregate principal amount thereof (which shall not be less than $3,000,000 and shall be an integral multiple of $1,000,000), and (z) up to 3 Interest Periods with respect to the entire amount specified in such Competitive Bid Request (which must be of no less than 30 and no more than 180 days duration and may not end after the Termination Date). Upon receipt by the Agent of a Competitive Bid Request Confirmation which conforms substantially to the format of Exhibit N attached hereto, the Agent shall invite, by telephone promptly confirmed in writing in the form of Exhibit O attached hereto, the Banks to bid, on the terms and conditions of this Agreement, to make Bid Loans pursuant to the Competitive Bid Request.
     .c2.Section 2.3.    Submission of Competitive Bids;.  Each
Bank may, in its sole discretion, make one or more Competitive Bids to the Company responsive to the Competitive Bid Request. Each Competitive Bid by a Bank must be received by the Agent by telephone not later than 8:45 A.M., Chicago time, on the Borrowing Date, promptly confirmed in writing by a duly completed Confirmation of Competitive Bid substantially in the form of Exhibit P attached hereto to be received by the Agent no later than 9:00 A.M. on the same day; provided, however, that any Competitive Bid made by Harris must be made by telephone to the Company no later than 8:30 A.M., Chicago time, and confirmed by telecopier to the Company no later than 8:45 A.M., Chicago time, on the Borrowing Date. Competitive Bids which do not conform precisely to the terms of this Section 2.3 may be rejected by the Agent and the Agent shall notify the Bank submitting such Competitive Bid of such rejection by telephone as soon as practicable after determining that the Competitive Bid does not conform precisely to the terms of this
Section 2.3. Each Competitive Bid shall refer to this Agreement and specify (x) the maximum principal amount (which shall not be less than $3,000,000 and shall be an integral multiple of $1,000,000) of the Bid Loan that the Bank is willing to make to the Company (y) the Yield (which shall be computed on the basis of a 360-day year and actual days elapsed and for a period equal to the Interest Period applicable thereto) at which the Bank is prepared to make the Bid Loan and (z) the Interest Period applicable thereto. The Agent shall reject any Competitive Bid if such Competitive Bid (i) does not specify all of the information specified in the immediately preceding sentence, (ii) contains any qualifying, conditional, or similar language, (iii) proposes terms other than or in addition to those set forth in the Competitive Bid Request to which it responds, or
(iv) is received by the Agent later than 8:45 A.M. (Chicago time). Any Competitive Bid submitted by a Bank pursuant to this Section 2.3 shall be irrevocable and shall be promptly confirmed in writing in the form of Exhibit P; provided that in all events the telephone Competitive Bid received by the Agent shall be binding on the relevant Bank and shall not be altered, modified, or in any other manner affected by any inconsistent terms contained in, or terms missing from, the Bank s Confirmation of Competitive Bid.
     .c2.Section 2.4.    Notice of Bids;.  The Agent shall give
telephonic notice to the Company no later than 9:15 A.M., Chicago time, on the proposed Borrowing Date, of the number of Competitive Bids made, the Yield with respect to each proposed Bid Loan, the Interest Period applicable thereto and the maximum principal amount of each Bid Loan in respect of which a Competitive Bid was made and the identity of the Bank making each bid. The Agent shall send a summary of all Competitive Bids received by the Agent to the Company as soon as practicable after receipt of a Competitive Bid from each Bank that has made a Competitive Bid.
     .c2.Section 2.5.    Acceptance or Rejection of Bids;.  The
Company may in its sole and absolute discretion, subject only to the provisions of this Section, irrevocably accept or reject, in whole or in part, any Competitive Bid referred to in Section 2.4 above. No later than 9:45 A.M., Chicago time, on the proposed Borrowing Date, the Company shall give telephonic notice to the Agent of whether and to what extent it has decided to accept or reject any or all the Competitive Bids referred to in
Section 2.4 above, which notice shall be promptly confirmed in a writing to be received by the Agent on the proposed Borrowing Date; provided, however, that (x) no bid shall be accepted for a Bid Loan in a minimum principal amount of less than $3,000,000, (y) the Company shall accept bids solely on the basis of ascending Yields for each Interest Period, (z) if the Company declines to borrow, or it is restricted by other conditions hereof from borrowing, the maximum principal amount of Bid Loans in respect of which bids at such Yield have been made, then the Company shall accept a pro rata portion of each bid made at the same Yield, based as nearly as possible on the ratio of the maximum aggregate principal amounts of Bid Loans for which each such bid was made (provided that if the available principal amount of Bid Loans to be so allocated is not sufficient to enable Bid Loans to be so allocated to each such Bank in integral multiples of $1,000,000, the Company shall select which Banks will be allocated such Bid Loans and will round allocations up or down to the next higher or lower multiple of $1,000,000 as it shall deem appropriate but in no event shall any Bid Loan be allocated in a principal amount of less than $3,000,000), and (w) the aggregate principal amount of all Competitive Bids accepted by the Company shall not exceed the amount contained in the related Confirmation of Competitive Bid Request. A notice given by the Company pursuant to this
Section 2.5 shall be irrevocable and shall not be altered, modified, or in any other manner affected by any inconsistent terms contained in, or terms missing from, any written confirmation of such notice.
     .c2.Section 2.6.    Notice of Acceptance or Rejection of
Bid;. The Agent shall promptly (but in any event no later than 10:30 A.M., Chicago time) give telephonic notice to the Banks whether or not their Competitive Bids have been accepted (and if so, in what amount and at what Yield) on the proposed Borrowing Date, and each successful bidder will thereupon become bound, subject to Section 7 and the other applicable conditions hereof, to make the Bid Loan in respect of which its bid has been accepted. Each Bank so bound shall notify the Agent upon making the Bid Loan. As soon as practicable on each Borrowing Date, the Agent shall notify each Bank of the aggregate principal amount of all Bid Loans made pursuant to a Competitive Bid Request on such Borrowing Date, the Interest Period(s) applicable thereto and the highest and lowest Yields at which such Bid Loans were made for each Interest Period.
     .c2.Section 2.7.    Restrictions on Bid Loans;.  A Bid Loan
shall not be made if an Event of Default or Potential Default shall have occurred and be continuing on the date on which such Bid Loan is to be made and the Company may not obtain more than three Bid Loans in any calendar week.
     .c2.Section 2.8.    Minimum Amount;.  Each Bid Loan made to
the Company on any date shall be in an integral multiple of $1,000,000 and in a minimum principal amount of $3,000,000. Bid Loans shall be made in the amounts accepted by the Company in accordance with Section 2.5.
     .c2.Section 2.9.    The Notes;.  The Bid Loans made by each
Bank to the Company shall be evidenced by the Revolving Note of the Company payable to the order of such Bank as described in Section 1.2. The outstanding principal balance of each Bid Loan, as evidenced by a Note, shall be payable at the end of every Interest Period applicable to such Bid Loan. Each Bid Loan evidenced by each Revolving Note shall bear interest from the date such Bid Loan is made on the outstanding principal balance thereof as set forth in Section 2.10 below.
     .c2.Section 2.10.   Term of and Interest on Bid Loans;.  Each
Bid Loan shall bear interest during the Interest Period applicable thereto at a rate per annum equal to the rate of interest offered in the Competitive Bid therefor submitted by the Bank making such Bid Loan and accepted by the Company pursuant to Section 2.5 above. The principal amount of each Bid Loan, together with all accrued interest thereon, shall be due and payable on the last day of the Interest Period applicable thereto and at maturity (whether by acceleration or otherwise) and, with respect to any Interest Period in excess of three months, interest on the unpaid principal amount shall be due on the date occurring every three months after the date the relevant Bid Loan was made. If any payment of principal or interest on any Bid Loan is not made when due, such Bid Loan shall bear interest (computed on the basis of a year of 360 days and actual days elapsed) from the date such payment was due until paid in full, payable on demand, at a rate per annum equal to the sum of 2.5% plus the rate of interest in effect thereon at the time of such default until the end of the Interest Period then applicable thereto, and, thereafter, at a rate per annum equal to the sum of 2.5 plus the Domestic Rate from time to time in effect.
     .c2.Section 2.11.   Disbursement of Bid Loans;.  (a)  Subject
to the provisions of Section 6 hereof, the proceeds of each Bid Loan shall be made available to the Company by, at the Company s option, crediting an account maintained by the Company at Harris Trust and Savings Bank or by wire transfer of such proceeds to such account as the Company shall designate in writing to the Agent from time to time, in immediately available funds. Not later than 12:00 Noon, Chicago time, on the date specified for any Bid Loan to be made hereunder, each Bank which is bound to make such Bid Loan pursuant to Section 2.6 hereof shall make its portion of such Bid Loan available to the Company in immediately available funds at the principal office of the Agent in Chicago, Illinois.
     (b)  Unless the Agent shall have been notified by a Bank no later than the time the Agent gives such Bank a notice pursuant to Section
2.6 hereof (which notice shall be effective upon receipt) that such Bank does not intend to make the proceeds of such Bid Loan available to the Agent, the Agent may assume that such Bank has made such proceeds available to the Agent on such date and the Agent may in reliance upon such assumption (but shall not be required to) make available to the Company a corresponding amount. If such corresponding amount is not in fact made available to the Agent by such Bank, the Agent shall be entitled to receive such amount on demand from such Bank (or, if such Bank fails to pay such amount forthwith upon such demand, to recover such amount from the Company) together with interest thereon in respect of each day during the period commencing on the date such amount was made available to the Company and ending on the date the Agent recovers such amount, at a rate per annum equal to the effective rate charged to the Agent for overnight Federal funds transactions with member banks of the Federal Reserve System for each day, as determined by the Agent (or, in the case of a day which is not a Business Day, then for the preceding Business Day). Nothing in this
Section 2.11(b) shall be deemed to permit any Bank to breach its obligations to make Bid Loans hereunder, or to limit the Company s claims against any Bank for such breach.
     .c2.Section 2.12.   Reliance on Telephonic Notices;
Indemnity;. (a) The Company agrees that the Agent may rely on any telephonic notice referred to in this Section 2 and given by any person the Agent reasonably believes is authorized to give such notice without the necessity of independent investigation, and in the event any such telephonic notice conflicts with any written notice relating thereto, or in the event no such written notice is received by the Agent, such telephonic notice shall govern if the Agent or any Bank has acted in reasonable reliance thereon. The Agent s books and records shall be prima facie evidence of all of the matters set forth in Sections 2.2, 2.3, 2.4., 2.5 and 2.6 hereof.
(b) The Company hereby agrees to indemnify and hold the Agent harmless from and against any and all claims, damages, losses, liabilities and expenses, including court costs and legal expenses, paid or incurred by the Agent in connection with any action the Agent may take, or fail to take, in reasonable reliance upon and in accordance with any telephonic notice received by the Agent as described in this Section 2.
     (c)  The Banks hereby agree to indemnify and hold the Agent harmless from and against any and all claims, damages, losses, liabilities and expenses, including court costs and legal expenses, paid or incurred by the Agent in connection with any action the Agent may take, or fail to take, in reasonable reliance upon and in accordance with any telephonic notice received by the Agent as described in this Section 2, to the extent the Agent is not promptly reimbursed therefor by the Company.
     .c2.Section 2.13.   Telephonic Notice;.  Each Bank s
telephonic notice to the Agent of its Competitive Bid pursuant to Section 2.3, and the Company s telephonic acceptance of any offer contained in a Bid pursuant to Section 2.5, shall be irrevocable and binding on such Bank and the Company, as applicable, and shall not be altered, modified, or in any other manner affected by any inconsistent terms contained in, or missing from, any written confirmation of such telephonic notice. It is understood and agreed by the parties hereto that the Agent shall be entitled to act, or to fail to act, hereunder in reliance on its records of any telephonic notices provided for herein and that the Agent shall not incur any liability to any Person in so doing if its records conflict with any written confirmation of a telephone notice or otherwise, provided that any such action taken or omitted by the Agent is taken or omitted reasonably and in good faith. It is further understood and agreed by the parties hereto that each party hereto shall in good faith endeavor to provide the notices specified herein by the times of day as set forth in this Section 2 but that no party shall incur any liability or other responsibility for any failure to provide such notices within the specified times; provided, however, that the Agent shall have no obligation to notify the Company of any Competitive Bid received by it later than 8:45 A.M. (Chicago time) on the proposed Borrowing Date, and no acceptance by the Company of any offer contained in a Competitive Bid shall be effective to bind any Bank to make a Bid Loan, nor shall the Agent be under any obligation to notify any Person of an acceptance, if notice of such acceptance is received by the Agent later than 9:45 A.M. (Chicago time) on the proposed Borrowing Date.
3.   Fees, Prepayments, Terminations and Place and Application of
Payments.
     .c2.Section 3.1.    Facility Fee;.  For the period from the
date hereof to and including the Termination Date, the Company shall pay to the Agent for the account of the Banks a facility fee with respect to the Revolving Credit at the rate of three-eighths of one percent (0.375%) per annum if the Company s Leverage Ratio is equal to or greater than 0.45 to 1 and one-quarter of one percent (0.25%) per annum if the Company s Leverage Ratio is less than 0.45 to 1 (in each case computed in each case on the basis of a year of 360 days for the actual number of days elapsed) of the aggregate maximum amount of the Banks Revolving Credit Commitments hereunder in effect from time to time and whether or not any credit is in use under the Revolving Credit, all such fees to be payable quarterly in arrears on the last day of each calendar quarter commencing on the last day of June, 1993, and on the Termination Date, unless the Revolving Credit is terminated in whole on an earlier date, in which event the facility fee for the final period shall be paid on the date of such earlier termination in whole.
     .c2.Section 3.2.    Agent s Fee;.  The Company shall pay to
and for the sole account of the Agent such fees as may be agreed upon in writing from time to time by the Agent and the Company. Such fees shall be in addition to any fees and charges the Agent may be entitled to receive under Section 10 hereunder or under the other Loan Documents.
     .c2.Section 3.3.    Optional Prepayments;.  The Company shall
have the privilege of prepaying without premium or penalty and in whole or in part (but if in part, then in a minimum principal amount of $2,500,000 or such greater amount which is an integral multiple of $100,000) any Domestic Rate Loan at any time upon prior telex or telephonic notice to the Agent on or before 12:00 Noon on the same Business Day. The Company may not prepay any Eurodollar Loan, CD Rate Loan or Bid Loan. Any amount prepaid under the Revolving Credit may, subject to the terms and conditions of this Agreement, be borrowed, repaid and borrowed again.
     .c2.Section 3.4.    Mandatory Prepayments - Borrowing Base.
The Company shall not permit the sum of the principal amount of all Loans plus the aggregate face amount of all B/As, the amount available for drawing under all L/Cs and the aggregate principal amount of all unpaid Reimbursement Obligations at any time outstanding to exceed the lesser of
(i) the sum of the Banks Revolving Credit Commitments or (ii) the Borrowing Base as determined on the basis of the most recent Borrowing Base Certificate. In addition to the Company s obligations to pay any outstanding Reimbursement Obligations as set forth in Section 1.7 hereof, the Company will make such payments on any outstanding Loans and Reimbursement Obligations (and, if any B/As are then outstanding, deposit an amount equal to the aggregate face amount of all such B/As into an interest bearing account with the Agent which shall be held as additional collateral security for such B/As) which are necessary to cure any such excess within three Business Days after the occurrence thereof. Any amount prepaid under the Revolving Credit may, subject to the terms and conditions of this Agreement, be borrowed, prepaid and borrowed again.
     Section 3.5. Place and Application of Payments. All payments of principal and interest made by the Company in respect of the Notes and Reimbursement Obligations and all fees payable by the Company hereunder, shall be made to the Agent at its office at 111 West Monroe Street, Chicago, Illinois 60690 and in immediately available funds, prior to 12:00 noon on the date of such payment. All such payments shall be made without setoff or counterclaim and without reduction for, and free from, any and all present and future levies, imposts, duties, fees, charges, deductions withholdings, restrictions or conditions of any nature imposed by any government or any political subdivision or taxing authority thereof.
Unless the Banks otherwise agree, any payments received after 12:00 noon Chicago time shall be deemed received on the following Business Day. The Agent shall remit to each Bank its proportionate share of each payment of principal, interest and facility fees, B/A fees and L/C fees received by the Agent by 3:00 P.M. Chicago time on the same day of its receipt if received by the Agent by 12:00 noon, Chicago time, and its proportionate share of each such payment received by the Agent after 12:00 noon on the Business Day following its receipt by the Agent. In the event the Agent does not remit any amount to any Bank when required by the preceding sentence, the Agent shall pay to such Bank interest on such amount until paid at a rate per annum equal to the Fed Funds Rate. The Company hereby authorizes the Agent to automatically debit its account with Harris for any principal, interest and fees when due under the Notes, the B/A Agreement, any L/C Agreement or this Agreement and to transfer the amount so debited from such account to the Agent for application as herein provided. All proceeds of Collateral shall be applied in the manner specified in the Security Agreement.
     1.2. Section 4.8 of the Credit Agreement shall be amended to read as follows:
      4.8. Applicable Margin shall mean, with respect to each type of Loan and the B/As described in Column A below, the rate of interest per annum shown in Columns B, C, D and E below for the range of Leverage Ratio specified for each Column:

A         B    C    D    E

Leverage Ratio       0.45 to 1      .45 to 1 and  0.5 to 1   .50 to
1 and  .60 to 1       .60 to 1 and  .70 to 1

Eurodollar Loans         0.75%     1.125%     1.375%    1.75%
B/As      0.75%     1.125%    1.375%     1.75%
Domestic Rate Loans      0.0% 0.125%     0.375%   0.75%
CD Rate Loans       0.875%    1.25%     1.50%      1.875%

Not later than 5 Business Days after receipt by the Agent of the financial statements called for by Section 7.4 hereof for the applicable fiscal quarter, the Agent shall determine the Leverage Ratio for the applicable period and shall promptly notify the Company and the Banks of such determination and of any change in the Applicable Margins resulting therefrom. Any such change in the Applicable Margins shall be effective as of the date the Agent so notifies the Company and the Banks with respect to all Loans and B/As outstanding on such date, and such new Applicable Margins shall continue in effect until the effective date of the next quarterly redetermination in accordance with this Section. Each determination of the Leverage Ratio and Applicable Margins by the Agent in accordance with this Section shall be conclusive and binding on the Company and the Banks absent manifest error. From the date hereof until the Applicable Margins are first adjusted pursuant hereto, the Applicable Margins shall be those set forth in column E above.
     1.3. Section 4.45 of the Credit Agreement shall be amended to read as follows:
      4.45.  Intentionally Omitted.
     1.4. Section 4.53 of the Credit Agreement shall be amended to read as follows:
      4.53.   Fixed Rate Loan  shall mean a Eurodollar Loan, a CD Rate
Loan or a Bid Loan, and Fixed Rate Loans shall mean any one or more of such types of Loans.
     1.5. Section 4.61 of the Credit Agreement shall be amended to read as follows:
      4.61. Interest Period shall mean with respect to (a) the Eurodollar Loans, the period used for the computation of interest commencing on the date the relevant Eurodollar Loan is made, continued or effected by conversion and concluding on the date one, two, three or six months thereafter and, (b) to the CD Rate Loans, the period used for the computation of interest commencing on the date the relevant CD Rate Loan is made, continued or effected by conversion and concluding on the date 30, 60, 90 or 180 days thereafter, and (c) the Bid Loans, the period used for the computation of interest commencing on the date the relevant Bid Loan is made and ending on the date such Bid Loan is scheduled to mature, but in no event may such period have a duration of less than 30 days or more than 180 days; provided, however, that no Interest Period for any Fixed Rate Loan may extend beyond the Termination Date. For purposes of determining an Interest Period applicable to a Eurodollar Loan, a month means a period starting on one day in a calendar month and ending on a numerically corresponding day in the next calendar month; provided, however, that if there is no numerically corresponding day in the month in which an Interest Period is to end or if an Interest Period begins on the last day of a calendar month, then such Interest Period shall end on the last Banking Day of the calendar month in which such Interest Period is to end.
     1.6. Section 4.69 of the Credit Agreement shall be amended to read as follows:
      4.69.   Loan  shall mean a Revolving Credit Loan as a Bid Loan,
and  Loans  shall mean any two or more Revolving Credit Loans and/or Bid
Loans.
     1.7. The Credit Agreement shall be amended by adding the
following provisions after Section 4.103 as Section 4.104, 4.105 and 4.106 of the Credit Agreement:
      4.104.   Bid Loan  shall mean an advance from a Bank to the
Company pursuant to the binding procedures described in Section 2 hereof.
     4.105.   Competitive Bid  shall mean an offer by a Bank to make a
Bid Loan pursuant to Section 2 hereof.
     4.106. Competitive Bid Request shall mean a request made by the Company pursuant to Section 2.2 hereof.
     1.8. Section 7.4(b) of the Credit Agreement shall be amended to read as follows:
      (b) as soon as available, and in any event within 90 days
after the close of each fiscal year, a copy of the audit report for such year and accompanying financial statements, including a consolidated balance sheet, a statement of income and retained earnings, and a statement of cash flows, together with all footnotes thereto, for the Company and its Subsidiaries, and unaudited consolidating balance sheets, statement of income and retained earnings and statements of cash flows for the Company and its Subsidiaries, in each case, showing in comparative form the figures for the previous fiscal year of the company, all in reasonable detail, accompanied by an unqualified opinion of Ernst & Young or other independent public accountants of nationally recognized standing selected by the Company and satisfactory to the Required Banks, such opinion to indicate that such statements are made in accordance with generally accepted accounting principles; .
     1.9. Sections 7.4(d) and (e) shall each be amended by replacing the phrase  10 Business Days  appearing in the first lines thereof with the
phrase   30 days .
     1.10. Section 7.4(f) of the Credit Agreement shall be amended by deleting the phrase by month appearing in the least line thereof.
     1.11. Section 7.4(i) of the Credit Agreement shall be amended to read as follows:
      (i) within 90 days of the last day of each Fiscal Year of the Company, a summary of the capital expenditures made or incurred by the Company and its Subsidiaries during such Fiscal Year, all in reasonable detail, prepared by the Company and certified on behalf of the Company by the Company s chief financial officer.
     1.12.     Section 7.6 of the Credit Agreement shall be amended to
read as follows:
     .c2. Section 7.6.   Consolidation and Merger;.  The Company
will not, and will not permit any Subsidiary to, consolidate with or merge into any Person, or permit any other Person to merge into it, or acquire (in a transaction analogous in purpose or effect to a consolidation or merger) all or substantially all the Property of the other Person, or acquire substantially as an entirety the business of any other Person, without the prior written consent of the Required Banks; provided, however, that if no Potential Default or Event of Default shall have occurred and be continuing the Company may acquire all or substantially all the Property of the other Person, or acquire substantially as an entirety the business of any other Person if the aggregate fair market value of all consideration paid or payable by the Company in all such acquisitions made in any Fiscal Year does not exceed $10,000,000.
     1.13. Sections 7.8 and 7.9 of the Credit Agreement shall be amended to read as follows:
     .c2. Section 7.8.  Leverage Ratio;.  The Company will not permit the ratio of its Leverage Ratio at any time during each period specified below to exceed the ratio specified below for such period:
     (a)  from the date hereof through the next to last day in
Fiscal Year of 1994, 0.65 to 1;
     (b)  from the last day of Fiscal Year 1994 through the next to last day of Fiscal Year 1995, 0.65 to 1;
     (c)  from the last day of Fiscal Year 1995 through the next to last day of Fiscal Year 1996, 0.625 to 1; and
     (d)  on the last day of Fiscal Year 1996 and thereafter, 0.60 to 1.
     .c2.Section 7.9.    Tangible Net Worth;.  The Company shall
maintain its Tangible Net Worth at all times during the periods specified below in an amount not less than the minimum required amount for each period set forth below:
     (a)  from the last day of Fiscal Year 1993 through the next to last day in Fiscal Year 1994, $109,780,000;
     (b)  from the last day of Fiscal Year 1994 through the next to last day of Fiscal Year 1995, $109,780,000 plus an amount equal to 75% of the Company s Net Income (but not less than zero) for Fiscal Year 1994, if the Company s Leverage Ratio for such Fiscal Year is equal to or greater than 0.5 to 1, or 50% of the Company s Net Income (but not less than zero) if the Company s Leverage Ratio for such Fiscal Year is less than 0.5 to 1; and
     (c)  from the last day of Fiscal Year 1995 and at all times during each Fiscal Year thereafter, an amount in any Fiscal Year equal to the minimum amount required to be maintained during the preceding Fiscal Year plus an amount equal to 75% of the Company s Net Income (but not less than zero) during such Fiscal Year 1994, if the Company s Leverage Ratio for such Fiscal Year is equal to or greater than 0.5 to 1, or 50% of the Company s Net Income (but not less than zero) if the Company s Leverage Ratio for such Fiscal Year is less than 0.5 to 1.
     1.14. Sections 7.13 and 7.14 of the Credit Agreement shall be amended to read as follows:
     .c2. Section 7.13.  Minimum Net Working Capital;.  The
Company will maintain Net Working Capital at all times during each period specified below (measured as of the last day of each monthly fiscal accounting period) in an amount not less than the amount specified below for each period:
     (a)  from the date hereof through the last day in Fiscal Year
1996, $65,000,000; and
     (b) from the first day of Fiscal Year 1997 and at all times thereafter, $70,000,000.
     .c2.Section 7.14.   Capital Expenditures;.  The Company will
not, and will not permit any Subsidiary to, make or commit to make any capital expenditures (as defined and classified in accordance with generally accepted accounting principles consistently applied;) provided, however, that if no Event of Default or Potential Default shall exist before and after giving effect thereto, the Company and its Subsidiaries may make capital expenditures (a) during Fiscal Year 1994, in an amount not to exceed an amount equal to 115% of the Company s depreciation and amortization charges for Fiscal Year 1993, and (b) during each Fiscal Year thereafter, in an aggregate amount in each Fiscal Year commencing with Fiscal Year 1995 not to exceed the sum of (i) an amount equal to 115% of the Company s depreciation and amortization charges for the preceding Fiscal Year and (ii) the amount, if any, by which such capital expenditures made by the Company in the immediately preceding Fiscal Year was less than the maximum amount of capital expenditures the Company was permitted to make under this Section 7.14 during such Fiscal Year, determined without regard to any carryover amount from any prior Fiscal Year, but not to exceed $5,000,000 in any Fiscal Year.
     1.15. Section 7.16 of the Credit Agreement shall be amended by deleting the word and appearing after the semicolon appearing in the last line of subsection 7.16(n), by replacing the period at the end of Subsection 7.16(o) with the phrase ; and , and by adding the following provision after subsection 7.16(o) as subsection 7.16(p) of the Credit
Agreement:
 (p) liens, mortgages and security interests in the Company s real estate, buildings, machinery and equipment securing indebtedness permitted only by subsection 7.17(l) of this Agreement.
     1.16. Section 7.17 of the Credit Agreement shall be amended by deleting the word and appearing after the semicolon in the last line of subsection 7.17(j), by replacing the period at the end of subsection 7.17(k) with a semicolon, and by adding the following provisions after subsection 7.17(k) as subsections 7.17(l) and (m) of the Credit Agreement.
      (l) Funded Debt incurred to finance capital expenditures permitted by Section 7.14 hereof, provided the aggregate principal amount of all such Funded Debt incurred during the term of this Agreement does not exceed an amount equal to 50% of the amount of all such capital expenditures actually made through any date of determination; and
     (m) unsecured indebtedness in an aggregate principal amount not to exceed $20,000,000 outstanding at any time incurred to finance the Company s working capital needs.
     1.17. Section 7.22 of the Credit Agreement shall be amended by replacing the phrase to finance its temporary working capital requirements with the phrase for its general corporate purposes .
     1.18. Section 7.29 of the Credit Agreement shall be amended to read as follows:
 Section 7.29. New Subsidiaries. The Company will not, directly or indirectly, create or acquire any Subsidiary unless (a) after giving effect to any such creation or acquisition, the total assets (determined in accordance with generally accepted accounting principles, consistently applied) of all such Subsidiaries would not exceed 5% of the Total Assets of the Company and its Subsidiaries, and (b) all Inventory and Receivables of such Subsidiaries are pledged to the Agent for the benefit of the Banks pursuant to a security agreement substantially identical to the Security Agreement.
     1.19. Section 7.30 of the Credit Agreement shall be amended by adding the following sentence after the last sentence thereof:
 For purposes of this Section 7.30, any Guaranty Fees paid within 45 days after the last day of any Fiscal Year shall be deemed to have been paid during such Fiscal Year.
     1.20. Section 7.32(b) of the Credit Agreement shall be amended by replacing the phrase during the term of this Agreement with the phrase in any Fiscal Year.
     1.21. Section 8.1(g) shall be amended by replacing the figure $1,000,000 appearing therein with the figure $2,000,000 .
     1.22. All reference to the Revolving Notes , Revolving Note , Notes and Note contained in the Credit Agreement and the other Loan Documents shall be deemed to be references to the Secured Revolving Credit Notes executed and delivered by the Company in satisfaction of Section 2.6(a) of this Amendment.
     2.   Conditions Precedent.
     The effectiveness of the Amendment is subject to the satisfaction of all of the following conditions precedent:
     2.1. The Company and each of the Banks shall have executed this Amendment (such execution may be in several counterparts and the several parties hereto may execute on separate counterparts).
     2.2. Mr. and Mrs. Lonnie A. Pilgrim shall have executed and delivered to the Banks the Guarantors Consent in the form set forth below.
     2.3. Each of the representations and warranties set forth in
Section 5 of the Credit Agreement shall be true and correct.
     2.4. The Company shall be in full compliance with all of the terms and conditions of the Credit Agreement and no Event of Default or Potential Default shall have occurred and be continuing thereunder or shall result after giving effect to this Amendment.
     2.5. All legal matters incident to the execution and delivery hereof and the instruments and documents contemplated hereby shall be satisfactory to the Banks.
     2.6. The Agent shall have received (in sufficient counterparts for distribution to each of the Banks) all of the following in a form satisfactory to the Agent, the Banks and their respective counsel:
     (a) a Security Revolving Credit Note of the Company payable to the order of each of the Banks in the principal amount equal to each Banks Revolving Credit Commitment, in the form attached hereto as Exhibit A;
     (b) copies (executed or certified as may be appropriate) of all legal documents or proceedings taken in connection with the execution and delivery of this Amendment, and the other instruments and documents contemplated hereby; and
     (c) Opinion of counsel to the Company substantially in a form as set forth in Exhibit B hereto and satisfactory to the Agent, the Banks and their respective counsel.
     2.7. Harris shall have received a written consent from CoBank with respect to this Amendment and an amendment to the CoBank Participation Agreement in form and substance satisfactory to Harris and CoBank.
     2.8. The Agent shall have received for the ratable benefit of the Banks an amendment fee in an amount equal to one-eighth of one percent (0.125%) of the maximum amount of the Revolving Credit.
Section 3.     Representations And Warranties.
     Section 3.1. The Company, by its execution of this Amendment, hereby represents and warrants the following:
     (a)  each of the representations and warranties set forth in
Section 5 of the Credit Agreement is true and correct as of the date hereof, except that the representations and warranties made under Section
5.3 shall be deemed to refer to the most recent annual report furnished to the Banks by the Company; and
     (b) the Company is in full compliance with all of the terms and conditions of the Credit Agreement and no Event of Default or Potential Default has occurred and is continuing thereunder.
     4.   Miscellaneous.
     4.1. The Company has heretofore executed and delivered to the Agent that certain Security Agreement Re: Accounts Receivable, Farm Products and Inventory dated as of May 27, 1993 (the Security Agreement ) and the Company hereby agrees that the Security Agreement shall secure all of the Company s indebtedness, obligations and liabilities to the Agent and the Banks under the Credit Agreement as amended by this Amendment, that notwithstanding the execution and delivery of this Amendment, the Security Agreement shall be and remain in full force and effect and that any rights and remedies of the Agent thereunder, obligations of the Company thereunder and any liens or security interests created or provided for thereunder shall be and remain in full force and effect and shall not be affected, impaired or discharged thereby. Nothing herein contained shall in any manner affect or impair the priority of the liens and security interests created and provided for by the Security Agreement as to the indebtedness which would be secured thereby prior to giving effect to this Amendment.
     4.2. Except as specifically amended herein the Credit Agreement and the Notes shall continue in full force and effect in accordance with their original terms. Reference to this specific Amendment need not be made in any note, document, letter, certificate, the Credit Agreement itself, the Notes, or any communication issued or made pursuant to or with respect to the Credit Agreement or the Notes, any reference to the Credit Agreement or Notes being sufficient to refer to the Credit Agreement or the Notes as amended hereby.
     4.3. The Company agrees to pay all out-of-pocket costs and expenses incurred by the Agent and Banks in connection with the preparation, execution and delivery of this Amendment and the documents and transactions contemplated hereby, including the fees and expenses of Messrs. Chapman and Cutler.
     4.4. This Amendment may be executed in any number of counterparts, and by the different parties on different counterparts, all of which taken together shall constitute one and the same Agreement. Any of the parties hereto may execute this Amendment by signing any such counterpart and each of such counterparts shall for all purposes be deemed to be an original.
     4.5. (a) This Amendment and the rights and duties of the parties hereto, shall be construed and determined in accordance with the internal laws of the State of Illinois, except to the extent provided in
Section 4.5(b) hereof and to the extent that the Federal laws of the United States of America may otherwise apply.
     (b) Notwithstanding anything in Section 4.5(a) hereof to the contrary, nothing in this Amendment, the Credit Agreement, the Notes, or the Other Loan Documents shall be deemed to constitute a waiver of any rights which the Company, the Agent or any of the Banks may have under the National Bank Act or other applicable Federal law.

Dated as of December 6, 1994.
Pilgrim s Pride Corporation
     By   Lonnie A. Pilgrim
          Its Chief Executive Officer

Accepted and Agreed to as of the day and year last above written.

Harris Trust And Savings Bank individually and as Agent
     By   Carl A. Blackham
          Its Vice President

FBS Ag Credit, Inc.
           By       Douglas S. Hoffner
                        Its  Vice President

Internationale Nederlanden (U.S.) Capital Corporation, formerly known as Internationale Nederlanden Bank N. V.
             By      /s
                        Its   Vice President

Boatmen s First National Bank of Kansas City
             By      Randall J. Anderson
                        Its  Vice President

First Interstate Bank of Texas, N.A.
             By     /s
                        Its   Vice President
Guarantors  Consent
     The undersigned, Lonnie A. Pilgrim and Patty R. Pilgrim, have executed and delivered a Guaranty Agreement dated as of May 27, 1993 (the Guaranty ) to the Banks. As an additional inducement to and in consideration of the Banks acceptance of the foregoing Amendment, the undersigned hereby agree with the Banks as follows:
     1. Each of the undersigned consents to the execution of the foregoing Amendment by the Company and acknowledges that this consent is not required under the terms of the Guaranty and that the execution hereof by the undersigned shall not be construed to require the Banks to obtain the undersigneds consent to any future amendment, modification or waiver of any term of the Credit Agreement except as otherwise provided in said Guaranty. Each of the undersigned hereby agrees that the Guaranty shall apply to all indebtedness, obligations and liabilities of the Company to the Banks, the Agent and under the Credit Agreement, as amended pursuant to the foregoing Amendment. Each of the undersigned further agrees that the Guaranty shall be and remain in full force and effect.
     2. All terms used herein shall have the same meaning as in the foregoing Amendment, unless otherwise expressly defined herein.
     Dated as of December 6, 1994.


 Lonnie A. Pilgrim

 Patty R. Pilgrim






     AMENDED AND RESTATED
     LOAN AND SECURITY AGREEMENT

     Dated July 29, 1994,

     between


     PILGRIM'S PRIDE CORPORATION,
     as Borrower,

     THE BANKS PARTY HERETO, and

     CREDITANSTALT-BANKVEREIN,
     as Agent





AGREEMENT


      THIS AMENDED AND RESTATED LOAN AND
SECURITY AGREEMENT (the
"Agreement") is made and entered into the 29th day of July, 1994, by and among PILGRIM'S
PRIDE CORPORATION, a Delaware corporation (hereinafter referred to as "Borrower"), each of the Banks signatory hereto (hereinafter referred to individually as a "Bank" and collectively as the "Banks"), and CREDITANSTALT-BANKVEREIN, as agent for the Banks (in such capacity, together with its successors and assigns in such capacity, hereinafter referred to as the "Agent");

     W I T N E S S E T H:


     WHEREAS, Borrower, the Banks and the Agent are parties to that certain Loan and
Security Agreement, dated as of June 3, 1993 (the "Original Loan
Agreement"), which currently
provides for a term loan (the "Existing Facility") in the original principal amount of
Twenty-Eight Million Dollars ($28,000,000.00); and

     WHEREAS, the Borrower, the Banks and the Agent wish to amend the Loan Agreement
(a) to continue the Existing Facility at its current outstanding balance of $21,700,000.00; (b) to make a standby/term loan to borrower to be utilized on or before June 20, 1995; and (c) to make certain other changes as more fully set forth herein;

     WHEREAS, for the sake of convenience, Borrower, the Banks and the Agent desire to restate in its entirety the Original Loan Agreement;

     WHEREAS, this Agreement represents a continuation of the Existing Facility, as amended hereby, and not a replacement of the Existing Facility;

     NOW, THEREFORE, in consideration of the foregoing premises, to induce the Banks to extend the financing provided for herein, and for other good and valuable consideration, the sufficiency and receipt of all of which are acknowledged by Borrower, Borrower, the Banks and
Agent agree as follows:


     1. DEFINITIONS, TERMS AND REFERENCES

          1.1 Certain Definitions. When used herein, the following terms shall have the following meanings:

          "Affiliate" shall mean, as to any Person, any other Person which, directly or indirectly, owns or controls, on an aggregate basis, including all beneficial ownership and ownership or control as a trustee, guardian or other fiduciary, at least ten percent (10%) of the outstanding shares of capital stock having ordinary voting power to elect a majority of the board of directors (irrespective of whether, at the time, stock of any other class or classes of such corporation shall have or might have voting power by reason of the happening of any contingency) of such Person; or which controls, is controlled by or is under common control with such Person. For the purposes of this definition, "control" means the possession, directly or indirectly, of the power to direct or cause the direction of management and policies, whether through the ownership of voting securities, by contract or otherwise.

          "Agreement" shall mean this Amended and Restated Loan and Security
Agreement, as amended or supplemented from time to time.

          "Applicable Law" shall mean all provisions of statutes, rules, regulations and orders of any Federal, state, municipal or other governmental department, commission, board, bureau, agency or instrumentality or any court, in each case, whether of the United States or foreign, applicable to a Person, and all orders and decrees of all courts and arbitrators in proceedings or actions in which the Person in question is a party.

          "Assignee" shall mean any bank or other entity to which a Bank assigns all or any part of any Loan pursuant to Section 13.4(c) and "Assignees" shall mean, collectively, all banks and other entities to which any Bank assigns all or any part of any Loan pursuant to Section
13.4(c) hereof.

          "Bankruptcy Code" shall mean the Bankruptcy Reform Act of 1978, as may be amended from time to time.

          "Base Rate" shall mean an interest rate per annum, fluctuating daily, equal to the higher of (a) the rate announced by Creditanstalt from time to time at its principal office in New
York, New York, as its prime rate for domestic (United States) commercial loans in effect on such day; and (b) the Federal Funds Rate in effect on such day plus one-half percent (1/2%).
(Such Base Rate is not necessarily intended to be the lowest rate of interest charged by
Creditanstalt in connection with extensions of credit.) Each change in the Base Rate shall result in a corresponding change in the interest rate hereunder with respect to a Base Rate Loan and such change shall be effective on the effective date of such change in the Base Rate.

          "Base Rate Loan" shall mean a Loan bearing interest at a rate based on the Base
Rate.

          "Business Day" shall mean any day for dealings by and between banks in U.S.
dollar deposits in the interbank Eurodollar market in New York City, New York, and London,
England, other than a Saturday, Sunday or any day which shall be in London, England or New
York City, New York or Atlanta, Georgia, a legal holiday or a day on which banking institutions are authorized by law to close.

          "Capital Lease" shall mean, as to any Person, any lease of (or other agreement conveying the right to use) real and/or personal property which is required to be classified and accounted for as a capital lease on a balance sheet of such Person under GAAP (including
Statement of Financial Accounting Standards No. 13 of the
Financial Accounting Standards
Board).

          "Closing Date" shall mean the date that this Agreement has been signed by
Borrower, the Banks and the Agent and has become effective in accordance with Section 11 hereof.

          "Code" shall mean the Internal Revenue Code of 1986, as amended, and the rules and regulations promulgated thereunder from time to time.

          "Collateral" shall mean the property of Borrower described in Section 4.1, or any part thereof, as the context shall require, in which Agent has, or is to have, a Lien pursuant thereto, as security for payment of the Obligations.

          "Commitment" shall mean the aggregate obligation of the Banks to make
Standby/Term Loans to Borrower, subject to the terms and conditions hereof, up to an aggregate principal amount at any one time outstanding as to all the Banks equal to Ten Million Dollars
($10,000,000), subject to reduction as set forth in Section 2.7 hereof.

          "Continue", "Continuation" and "Continued" shall refer to the continuation pursuant to Section 3.4 hereof as a Eurodollar Loan from one
Interest Period to the next Interest
Period.

          "Convert", "Conversion" and "Converted" shall refer to a conversion pursuant to
Section 3.4 hereof of a Base Rate Loan into a Eurodollar Loan or of a Eurodollar Loan into a Base Rate Loan.

          "Creditanstalt" shall mean Creditanstalt-Bankverein, an
Austrian banking
corporation, and its successors and assigns.

          "Current Assets" of any Person shall mean the aggregate amount of assets of such
Person which in accordance with GAAP may be property classified as current assets after deducting adequate reserves where proper.

          "Current Liabilities" shall mean all items (including taxes accrued as estimated) which in accordance with GAAP may be properly classified as current liabilities, including in any event all amounts outstanding from time to time under this Agreement, but excluding any current liability under the Working Capital Credit Agreement.

          "Current Ratio" shall mean the ratio of Current Assets to Current Liabilities of the
Borrower and its Subsidiaries.

          "Deed of Trust" shall mean the Deed of Trust, Assignment of Rents and Security
Agreement dated June __, 1993, filed for record June 3, 1993, recorded in Volume 775, page 1, Titus County, Texas Deed Records, executed by Borrower, conveying the Mortgaged Property to secure the repayment of the Loans and performance of the Obligations, and all amendments thereto, recorded or to be recorded in the Titus County, Texas Deed Records, including, without limitation, that certain First Amendment to Deed of Trust, Assignment of Rents and Security
Agreement dated of even date herewith, recorded or to be recorded in the Titus County, Texas
Deed Records.

          "Default" shall mean the occurrence of any event or condition which, after satisfaction of any requirement for the giving of notice or the lapse of time, or both, would become an Event of Default.

          "Default Rate" shall mean (a) with respect to the unpaid portion of any Loan, an interest rate per annum equal to two percent (2%) above the interest rate set forth for such Loan in Section 3.1(a) hereof or (b) with respect to any portion of the Obligations other than Loans, two percent (2%) above the rate set forth in Section 3.1(a)(ii) hereof.

          "Equipment" shall mean all of Borrower's equipment, as such term is defined in
Section 9-109(2) of the UCC, now or hereafter located on or based at the Land, whether now owned or existing or hereafter acquired or manufactured and whether or not subsequently removed from the Land, including, but not limited to, all equipment described in or covered by that certain Appraisal of Broiler Processing and Related Facilities in Mt. Pleasant, Texas, dated as of April 30, 1993, prepared for Borrower by Bob G. Derryberry, ARA, ASA, together with any and all accessories, accessions, parts and appurtenances thereto, replacements thereof and substitutions therefor.

          "ERISA" shall mean the Employee Retirement Income
Security Act of 1974, as
amended from time to time, and all rules and regulations from time to time promulgated thereunder.

          "ERISA Affiliate" shall mean each trade or business
(whether or not incorporated)
which, together with Borrower, is treated as a single employer under Section 414(b), (c), (m) or
(o) of the Code.

          "Eurodollar Loan" shall mean a Loan bearing interest at a rate based on a Quoted
Rate.

          "Event of Default" shall mean any of the events or conditions described in Article
9 hereof.

          "Federal Funds Rate" shall mean, for any day, the overnight federal funds rate in
New York City, as published for such day (or, if such day is not a Business Day, for the next preceding Business Day) in the Federal Reserve Statistical Release
H.15 (519) or any successor
publication, or if such rate is not so published for any day which is a Business Day, the average of the quotations for such day on overnight federal funds transactions in New York City received by Agent from three federal funds brokers of recognized standing selected by Agent.

          "Fiscal Year" shall mean, for any year, the 52 or 53 week period ending on the
Saturday closest to September 30 of such year, regardless of whether such Saturday occurs in
September or October of such year.

          "Fixed Charge Coverage Ratio" shall mean, for any fiscal period, the ratio of (a) the sum of (i) net income before income taxes for such fiscal period plus (ii) interest expense for such fiscal period plus (iii) depreciation and amortization for financial reporting purposes for such fiscal period plus (iv) the aggregate amount payable during such fiscal period under
Operating Leases to (b) the sum of (i) interest expense for such fiscal period plus (ii) current maturities for long term debt plus (iii) the aggregate amount payable during such fiscal period under Operating Leases, in each case calculated for Borrower and its Subsidiaries on a consolidated basis in accordance with GAAP.

          "Funded Debt" shall mean, collectively, (a) the aggregate principal amount of
Indebtedness for borrowed money which would, in accordance with GAAP, be classified as long-term debt, together with the current maturities thereof; (b) all Indebtedness outstanding under any revolving credit, line of credit or similar agreement providing for borrowings (and any extensions or renewals thereof), notwithstanding that any such Indebtedness is created within one year of the expiration of such agreement; (c) the principal component of obligations under
Capital Lease; and (d) any other Indebtedness bearing interest or carrying a similar payment requirement (including any Indebtedness issued at a discount to its face amount), calculated in all case for Borrower and its Subsidiaries on a consolidated basis in accordance with GAAP.

          "GAAP" shall mean generally accepted accounting principles consistently applied and maintained throughout the period indicated and consistent with the prior financial practice of
Borrower and any of its predecessors, as reflected in the financial information referred to in
Section 5.11 hereof.

          "Indebtedness" shall mean, as applied to any Person at any time, (a) all indebtedness, obligations or other liabilities of such Person (i) for borrowed money or evidenced by debt securities, debentures, acceptances, notes or other similar instruments, and any accrued interest, fees and charges relating thereto; (ii) under profit payment agreements or similar agreement; (iii) with respect to letters of credit issued for such Person's account; (iv) to pay the deferred purchase price of property or services, except unsecured accounts payable and accrued expenses arising in the ordinary course of business; or (v) in respect of Capital Leases; (b) all indebtedness, obligations or other liabilities of such Person or others secured by a Lien on any property of such Person, whether or not such indebtedness, obligations or liabilities are assumed by such Person, all as of such time; (c) all indebtedness, obligations or other liabilities of such Person in respect of any foreign exchange contract, interest rate protection agreement, interest rate future, interest rate option, interest rate swap, interest rate cap or other interest rate hedge arrangement, net of liabilities owed to such Person by the counterparties thereon; (d) all preferred stock subject (upon the occurrence of any contingency or otherwise) to mandatory redemption;
(e) Indebtedness of others guaranteed by such Person.

          "Intangible Assets" shall mean license agreements, trademarks, trade names, patents, capitalized research and development, proprietary products (the results of past research and development treated as long term assets and excluded from Inventory) and goodwill (all determined on a consolidated basis in accordance with GAAP).

          "Interest Period" shall mean, in connection with any Eurodollar Loan, the period beginning on the date such Eurodollar Loan is made and continuing for one, two, three or six months as selected by Borrower in its notice of Conversion or Continuation. Notwithstanding the foregoing, however, (a) any applicable Interest Period which would otherwise end on a day which is not a Business Day shall be extended to the next succeeding Business Day unless such
Business Day falls in another calendar month, in which case such Interest Period shall end on the immediately preceding Business Day, (b) with respect to Eurodollar Loans, any applicable
Interest Period which begins on a day for which there is no numerically corresponding day in the calendar month during which such Interest Period is to end shall (subject to clause (a) above) end on the last day of such calendar month, and (c) no Interest Period shall extend beyond any date as would interfere with the repayment obligations of Borrower hereunder.

          "Land" shall mean the real estate or interest therein described in Exhibit "A" attached hereto and incorporated herein by this reference, all fixtures or other improvements situated thereon and all rights, titles and interests appurtenant thereto.

          "Leases" shall mean any and all leases, subleases, licenses, concessions or other agreements (written or oral, now or hereafter in effect), whether an Operating Lease or a Capital
Lease, which grant a possessory interest in and to, together with and all security and other deposits made in connection therewith and all other agreements, such as architect's contracts, engineer's contracts, utility contracts, maintenance agreements and service contracts, which in any way relate to the design, use, occupancy, operation, maintenance, enjoyment or ownership of the Equipment or the Mortgaged Property.

          "Leverage Ratio" shall mean, on any date, the ratio of (a) Funded Debt, as of such date, to (b) the sum of (i) Net Worth as of such date, and (ii)
Funded Debt, as of such date, in
each case computed for the Borrower and its Subsidiaries on a consolidated basis in accordance with GAAP.

          "Lien" means any mortgage, deed of trust, deed to secure debt, pledge, hypothecation, assignment for security, security interest, encumbrance, lien or charge of any kind, whether voluntarily incurred or arising by operation of law, by statute, by contract, or otherwise, affecting any property, in cluding any agreement to grant any of the foregoing, any conditional sale or other title retention agreement, any lease in the nature of a security interest, and/or the filing of or agreement to give any financing statement (other than a precautionary financing statement with respect to a lease that is not in the nature of a security interest) under the UCC or comparable law of any jurisdiction with respect to any property.

          "Loan" shall mean either a Term Loan or a Standby/Term
Loan, and "Loans" shall
mean, collectively, all Term Loans and Standby/Term Loans.
Loans may be either Eurodollar
Loans or Base Rate Loans, each of which is a "type" of Loan.

          "Loan Documents" shall mean this Agreement, the Deed of Trust, the Second
Deed of Trust, the Notes, any financing statements covering portions of the Collateral and any and all other instruments, documents, and agreements now or hereafter executed and/or delivered by Borrower or its Subsidiaries in connection herewith, or any one, more, or all of the foregoing, as the context shall require, and "Loan Document" shall mean any one of the Loan Documents.

          "Loan Percentage" shall mean, as to each Bank, that amount, expressed as a percentage, equal to the ratio of the outstanding principal amount of such Bank's Loans to the aggregate outstanding principal amount of the Loans, or, if no Loans are outstanding, the ratio of the amount set forth opposite the name of such Bank on the signature pages hereto under the heading "Commitment" to the aggregate amount of the Commitment; provided that the Loan
Percentage of each Bank shall be increased or decreased, as appropriate, to reflect any assignments made pursuant to Sections 13.4, 13.4(c) hereof.

          "Majority Banks" shall mean, at any time, Banks holding at least sixty-seven percent (67%) of the aggregate outstanding principal amount of the Loans.

          "Material Adverse Effect" shall mean any event or condition which, alone or when taken with other events or conditions occurring or existing concurrently therewith (a) has or is reasonably expected to have a material adverse effect on the business, operations, condition
(financial or otherwise), assets, liabilities, properties or prospects of Borrower or any of its Subsidiaries or of the industry in which Borrower operates; (b) has or is reasonably expected to have any material adverse effect whatsoever on the validity or enforceability of this Agreement, the Deed of Trust or any other Loan Document; (c) materially impairs or is reasonably expected to materially impair either the ability of Borrower to pay and perform the Obligations; (d) materially impairs or is reasonably expected to materially impair the ability of the Banks to enforce their rights and remedies under this Agreement and the Loan Documents; or (e) has or is reasonably expected to have any material adverse effect on the Collateral, the Liens of the Banks in the Collateral or the priority of such Liens.

          "Maturity Date" shall mean June 30, 2000.

          "Mortgaged Property" shall mean the Land, Leases, Equipment and all other property (real, personal or mixed) which is conveyed by the Deed of Trust, the Second Deed of Trust or any other Loan Document in which a Lien is therein created and all other property (real, personal or mixed) on which a Lien is placed or granted to secure the repayment or the performance of the Obligations.

          "MPPAA" shall mean the Multiemployer Pension Plan
Amendments Act of 1980,
amending Title IV of ERISA.

          "Multiemployer Plan" shall have the same meaning as set forth in Section
4001(a)(3) of ERISA.

          "Net Worth" shall mean the excess of Borrower's total assets over Total
Liabilities, excluding, however, from the definition of assets the amount of (a) any write-up in the book value of any asset resulting from a revaluation thereof subsequent to the later to occur of (i) the Closing Date and (ii) the date Borrower acquired such asset; (b) treasury stock; (c) receivables from Affiliates of Borrower; and (d) unamortized original issue debt discount, all determined on a consolidated basis for Borrower and its Subsidiaries in accordance with GAAP.

          "Notes" shall mean, collectively, the Term Notes and the Standby/Term Notes.

          "Obligations" shall mean the Loans and any and all other indebtedness, liabilities and obligations of Borrower and its Subsidiaries, or any of them, to any Bank of every kind and nature (including, without limitation, interest, charges, expenses, attorneys' fees and other sums chargeable to Borrower by Agent or any Bank and future advances made to or for the benefit of Borrower), arising under this Agreement, the Deed of Trust or the other Loan Documents, whether direct or indirect, absolute or contingent, primary or secondary, due or to become due, now existing or hereafter acquired.

          "Operating Leases" shall mean all leases of (or other agreements, conveying the right to use) real and/or personal property (other than short term leases which are cancellable at any time by the lessee) which are not required to be classified and accounted for as capital leases on a balance sheet under GAAP (including Statement of Financial Accounting Standards No. 13 of the Financial Accounting Standards Board) and "Operating
Lease" shall mean any one of the
Operating Leases.

          "Participant" shall mean any bank or other entity to which a Bank sells a participating interest in any Loan or Loans pursuant to Section
13.4(b) hereof and "Participants"
shall mean, collectively, all banks or other entities to which any Bank sells a participating interest in any Loan or Loans pursuant to Section 13.4(b) hereof.

          "PBGC" shall mean the Pension Benefit Guaranty
Corporation established under
ERISA.

          "Permitted Liens" shall mean: (a) Liens existing on the date hereof with respect to the Mortgaged Property and which the Agent and the Banks permit to be listed on Schedule B of the Title Insurance; (b) Liens in favor of Agent; (c) the interest of lessors under Operating
Leases permitted hereunder; (d) Liens for (i) property taxes not delinquent, (ii) taxes not yet due,
(iii) pledges or deposits made under Workmen's Compensation, Unemployment Insurance,
Social Security and similar legislation, or in connection with appeal or surety bonds incident to litigation, or to secure statutory obligations, and (iv) mechanics' and materialmen's Liens with respect to liabilities which are not yet due or which are being contested in good faith and not listed on Schedule B of the Title Insurance; and (e) purchase money Liens on Equipment;
provided, however, that (i) such Lien is created within 120 days of the acquisition of such
Equipment; (ii) such Lien attaches only to the specific items of Equipment so acquired; (iii) such
Lien secures only the Indebtedness incurred to acquire such Equipment; and (iv) the aggregate principal amount of Indebtedness secured by such Liens does not exceed $10,000,000 at any one time outstanding.

          "Person" shall mean and include any individual, sole proprietorship, partnership, joint venture, trust, unincorporated organization, association, corporation, institution, entity, party or government (whether national, federal, state, county, city, municipal, or otherwise, including, without limitation, any instrumentality, division, agency, body or department thereof).

          "Plan" shall mean any employee benefit plan, program, arrangement, practice or contract, maintained by or on behalf of the Borrower or an ERISA Affiliate, which provides benefits or compensation to or on behalf of employees or former employees, whether formal or informal, whether or not written, including but not limited to the following types of plans:

          (i) Executive Arrangements - any bonus, incentive compensation, stock option, deferred compensation, commission, severance, "golden parachute," "rabbi trust," or other executive compensation plan, program, contract, arrangement or practice ("Executive
Arrangements");

          (ii) ERISA Plans - any "employee benefit plan", except any Multiemployer
Plan, as defined in Section 3(3) of ERISA, whether maintained by or for a single employee or by or for multiple employees, including, but not limited to, any defined benefit pension plan, profit sharing plan, money purchase plan, savings or thrift plan, stock bonus plan, employee stock ownership plan, or any plan, fund, program, arrangement or practice providing for medical
(including post-retirement medical), hospitalization, accident, sickness, disability, or life insurance benefits ("ERISA Plans");

          (iii) Other Employee Fringe Benefits - any stock purchase, vacation, scholarship, day care, prepaid legal services, severance pay or other fringe benefit plan, program, arrangement, contract or practice ("Fringe Benefit Plans"); and

          (iv) Multiemployer Plan - any Multiemployer Plan.

          "Quoted Rate" shall mean, when used with respect to an Interest Period for a
Eurodollar Loan, the quotient of (i) the offered rate quoted by Agent in the interbank Eurodollar market in New York City, New York or London, England on or about 11:00 a.m. (New York or London time, as the case may be) two Business Days prior to such Interest Period for U.S. dollar deposits of an aggregate amount approximately comparable to the Eurodollar Loan to which the quoted rate is to be applicable and for a period comparable to such Interest Period, divided by (ii) one minus the Reserve Percentage. For purposes of this definition,
(a) "Reserve Percentage"
shall mean with respect to any Interest Period, the percentage which is in effect on the first day of such Interest Period under Regulation D as the maximum reserve requirement for member banks of the Federal Reserve System in New York City with deposits comparable in amount to those of Agent against Eurocurrency Liabilities. (The Quoted Rate for the applicable period shall be adjusted automatically on and as of the effective date of any change in the applicable Reserve
Percentage); and (b) "Eurocurrency Liabilities" has the meaning assigned to that term in
Regulation D, as in effect from time to time.

          "Regulation D" shall mean Regulation D of the Board of Governors of the Federal
Reserve System, as it may be amended from time to time.

          "Regulatory Change" shall mean, with respect to any Bank, the adoption on or after the date hereof of any applicable federal, state, or foreign law, rule or regulation or any change after such date in any such federal, state or foreign law, rule or regulation (including, without limitation, Regulation D), or any adoption or change in the interpretation or administration thereof by any court, governmental authority, central bank or comparable agency or monetary authority charged with the interpretation or administration thereof, or compliance by such Bank with any request or directive made after such date
(whether or not having the force of
law) of any such court, authority, central bank or comparable agency or monetary authority.

          "Reportable Event" shall have the meaning set forth in
Section 4043 of ERISA.

          "Second Deed of Trust" shall mean the Deed of Trust, Assignment of Rents and
Security Agreement of even date herewith, executed by Borrower conveying a second Lien security interest in the Mortgaged Property to secure repayment of the Standby/Term Loans and performance of certain of the Obligations, and all amendments thereto, recorded or to be recorded in the Titus County, Texas Deed Records.

          "Standby/Term Loans" shall mean, collectively, the loans made pursuant to
Section 2.1(b) hereof, and "Standby/Term Loan" shall mean any loan made pursuant to Section
2.1(b) hereof.

          "Standby/Term Note" or "Standby/Term Notes" shall have the meanings given to such terms in Section 2.1(b) hereof.

          "Subordinated Notes" shall mean the $100,000,000 Pilgrim's Pride Corporation
Senior Subordinated Notes Due 2003, issued under the
Subordinated Notes Indenture.

          "Subordinated Notes Indenture" shall mean that certain
Indenture dated as of June
3, 1993, between Borrower, as Issuer, and Ameritrust Texas
National Association, as Trustee
providing for the issuance of Borrower's Senior Subordinated
Notes Due 2003, in an aggregate
principal amount not to exceed $100,000,000.

          "Subordination Agreement" shall mean that certain Subordination Agreement between the Agent, as agent for the Banks and John Hancock Mutual Life Insurance Company, a
Massachusetts corporation ("Hancock"), dated June 3, 1993, recorded in Volume 775, page 42, Deed Records, Titus County, Texas, subordinating to the Lien of the Banks (up to $31,700,000)
Hancock's Lien on the Mortgaged Property, evidenced by (i) that certain promissory note dated
February 1, 1988, executed by the Borrower and payable to Hancock's order in the original principal amount of $20,000,000, secured by that certain Deed of Trust, Mortgage and Security
Agreement dated February 1, 1988, executed by the Borrower for the benefit of Hancock, and recorded in Volume 182, Page 315, aforesaid Records, amended by instruments recorded in
Volume 656, page 163, aforesaid Records and Volume 698, page
77, and (ii) that certain
promissory note dated April 25, 1991, executed by the Borrower and payable to Hancock's order in the original principal amount of $5,000,000 (collectively the "Hancock Indebtedness"), secured by that certain Deed of Trust, Assignment of Rents and Security Agreement dated April
25, 1991, executed by the Borrower for the benefit of Hancock, and recorded in Volume 656,
Page 168, Deed of Trust Records, Titus County, Texas, amended by instrument recorded in
Volume 698, page 77, aforesaid Records.

          "Subsidiary" shall mean, as to any Person, any other Person, of which more than fifty percent (50%) of the outstanding shares of capital stock or other ownership interest having ordinary voting power to elect a majority of the board of directors of such corporation or similar governing body of such other Person (irrespective of whether or not at the time stock or other ownership interests of any other class or classes of such other
Person shall have or might have
voting power by reason of the happening of any contingency) is at the time directly or indirectly owned or controlled by such Person or by one or more
"Subsidiaries" of such Person.

          "Tangible Net Worth" shall mean the Net Worth minus the amount of all
Intangible Assets of the Borrower and its Subsidiaries, determined on a consolidated basis in accordance with GAAP.

          "Term Loans" shall mean, collectively, the loans made pursuant to Section 2.1(a) hereof and "Term Loan" shall mean any loan made pursuant to
Section 2.1(a) hereof.

          "Term Note" and "Term Notes" shall have the meanings given to such terms in
Section 2.1(a) hereof.

          "Title Company" shall mean the issuer of the Title
Insurance.

          "Title Insurance" shall mean a mortgagee's policy of title insurance, all in form and substance satisfactory to the Agent and Banks and containing no exceptions (printed or otherwise) which are unacceptable to the Agent and Banks, issued by a title company (or, if the Agent or the Banks so require, by several title companies on a re-insured or co-insured basis, at the Agent or the Banks' option) acceptable to the Agent and Banks in the face amount of the Note and insuring that the Agent and Banks have a first and prior deed of trust on the Mortgaged
Property, subject only to the Permitted Liens described in the Deed of Trust.

          "Total Liabilities" shall mean all obligations, indebtedness or other liabilities of any kind or nature, fixed or contingent, due or not due, which, in accordance with GAAP, would be classified as a liability on the balance sheet of Borrower.

          "Transferee" shall mean any Participant or Assignee under this Agreement and
"Transferees" shall mean all Participants and Assignees under this Agreement.

          "UCC" shall mean the Uniform Commercial Code as in effect in the State of New
York.

          "Working Capital Credit Agreement" shall mean that certain Secured Credit
Agreement, dated as of May 27, 1993, among the Borrower, Harris Trust and Savings Bank, individually and as Agent, and the other banks party thereto, as hereafter amended, modified or supplemented from time to time, together with any agreement governing Indebtedness incurred to refinance in its entirety the Indebtedness and commitments then outstanding or permitted to be outstanding under such Working Capital Credit Agreement.

          1.2 Use of Defined Terms. All terms defined in this Agreement and the
Exhibits hereto shall have the same defined meanings when used in any other Loan Document, unless the context shall require otherwise.

          1.3 Accounting Terms; Calculations. All accounting terms not specifically defined herein shall have the meanings generally attributed to such terms under GAAP.
Calculations hereunder shall be made and financial data required hereby shall be prepared, both as to classification of items and as to amounts, in accordance with GAAP, consistently applied
(except as otherwise specifically required herein).

          1.4 Other Terms. All other terms used in this Agreement which are not specifically defined herein but which are defined in the UCC shall have the meanings set forth therein.

          1.5 Terminology. All personal pronouns used in this Agreement, whether used in the masculine, feminine or neuter gender, shall include all other genders; the singular shall include the plural, and the plural shall include the singular. Titles of Articles and Sections in this Agreement are for convenience only, and neither limit nor amplify the provisions of this
Agreement, and all references in this Agreement to Articles, Sections, Subsections, paragraphs, clauses, subclauses, Exhibits or Schedules shall refer to the corresponding Article, Section,
Subsection, paragraph, clause, subclause of, Exhibit or Schedule attached to, this Agreement, unless specific reference is made to the articles, sections or other subdivisions of, Exhibits or
Schedules to, another document or instrument.

          1.6 Exhibits. All Exhibits and Schedules attached hereto are by reference made a part hereof.


     2. THE LOANS

          2.1  Loans.

          (a)  Term Loans.

               (i) The Banks have heretofore made "Term Loans" under, and as such term is defined in, the Original Loan Agreement, to Borrower in the aggregate original principal amount of Twenty-Eight Million Dollars ($28,000,000.00).
Borrower acknowledges and agrees
that the Term Loans outstanding on the date hereof under the Original Loan Agreement shall be
Term Loans under this Agreement and are hereinafter referred to individually as a "Term Loan" and collectively as the "Term Loans"). Contemporaneously with the execution with this
Agreement, Borrower has executed replacement term notes in the aggregate amount of
$21,700,000.00, the current aggregate outstanding balance of the Term Loans, substantially in the form of Exhibit B attached hereto, payable to such Bank in the principal face amount of such
Bank's Term Loans (together with any and all amendments, modifications and supplements thereto, and any renewals, replacements or extensions thereof (including, but not limited to, pursuant to Sections 13.4 and 13.4(e) hereof), in whole or in part, individually a "Term Note" and, collectively, the "Term Notes").

               (ii) The aggregate principal amount of the Term Loans shall be repaid in twenty-four (24) quarterly installments of principal, payable on March 31, June 30, September
30 and December 31 of each year, commencing September 30, 1994, with the first twenty-three
(23) such quarterly installments being in the amount of Seven
Hundred Thousand and No/100
Dollars ($700,000) each and with the twenty-fourth (24th) and final such quarterly installment being in an amount equal to the then-outstanding aggregate principal amount of the Term Loans, together with all accrued but unpaid interest thereon.

          (b)  Standby/Term Loans.

               (i) Subject to the terms and conditions hereof and provided there exists no Default or Event of Default, each Bank severally agrees to make on the Closing Date loans (each a "Standby/Term Loan" and collectively the "Standby/Term Loans"), as requested by
Borrower in accordance with the provisions of Section 2.3 hereof, to Borrower from time to time on and after the date hereof and up to, but not including, June 20, 1995, in an aggregate amount not to exceed such Bank's Loan. The Standby/Term Loans made by each Bank shall be evidenced by a promissory note, substantially in the form of Exhibit C attached hereto, payable to such Bank in the principal face amount of such Bank's Loan (together with any and all amendments, modifications and supplements thereto, and any renewals, replacements or extensions thereof (including, but not limited to, pursuant to Sections 13.4 and 13.4(e) hereof), in whole or in part, individually a "Standby/Term Note" and collectively the "Standby/Term
Notes"). Standby/Term Loans, once borrowed and repaid, may not be reborrowed.

               (ii) The aggregate principal amount of the Standby/Term Loans outstanding on June 20, 1995 shall be repayable in twenty (20) quarterly installments of principal, payable on March 31, June 30, September 30 and
December 31 of each year,
commencing September 30, 1995, with the first nineteen (19) such installments each being in an amount equal to one and sixty-seven hundredths percent (1.67%) of the aggregate principal amount of Standby/Term Loans outstanding on June 20, 1995 and the final such quarterly installment being in an amount equal to the then-outstanding unpaid aggregate principal amount of the Standby/Term Loans, together with all accrued but unpaid interest thereon.

          2.2 Borrowing Procedures. Borrower shall give the Agent notice of
Borrower's request for the funding of the Loans in accordance with
Section 2.8 hereof.  Not later
than 11:00 a.m (New York time), on the date specified for each borrowing hereunder, each Bank shall make available to the Agent the amount of the Loan to be made by such Bank, in immediately available funds at an account with Creditanstalt designated by the Agent. The
Agent shall, subject to the terms and conditions of this Agreement, not later than 1:00 p.m. (New
York time) on the Business Day specified for such borrowing, make such amount available to
Borrower at the Agent's office in New York, New York.

          2.3 Loan Account; Statements of Account. The Banks will maintain one or more loan accounts for Borrower to which such Bank will charge all amounts advanced to or for the benefit of Borrower hereunder or under any of the other Loan Documents and to which such
Bank will credit all amounts collected under each such credit facility from or on behalf of such Borrower. The Banks will account to Borrower periodically with a statement of charges and payments made pursuant to this Agreement, and each such account statement shall be deemed final, binding and conclusive, absent manifest error, unless such Bank is notified by Borrower in writing to the contrary within thirty (30) days of the date of each account statement. Any such notice shall only be deemed an objection to those items specifically objected to therein. The unpaid principal amount of the Loans, the unpaid interest accrued thereon, the interest rate or rates applicable to such unpaid principal amount, and the accrued and unpaid fees, premiums and other amounts due hereunder shall at all times be ascertained from the records of the Banks and such records shall constitute prima facie evidence of the amounts so due and payable.

          2.4 Use of Proceeds. The proceeds of the Loans shall be used for (a)
Borrower's general working capital needs; (b) expenditures incurred under any Capital Leases;
(c) acquisitions permitted by Section 7.3 hereof; and (d) in the case of any proceeds of the
Standby/Term Loans to repay the Indebtedness under the Subordinated Notes Indenture. No portion of the proceeds of any Loan may be used to "purchase" or "carry" any "margin stock," as such terms are defined in Regulations G, T, U or X of the Board of Governors of the Federal
Reserve System, or to extend credit for the purpose of purchasing or carrying margin stocks.

          2.5 Several Obligations of the Banks; Remedies Independent. The failure of any Bank to make any Loan to be made by it on the date specified therefor shall not relieve any other Bank of its obligation to make its Loan on such date, but neither any Bank nor the Agent shall be responsible for the failure of any other Bank to make a Loan to be made by such other
Bank. The amounts payable by the Borrower at any time hereunder and under the Notes to each Bank shall be a separate and independent debt and each Bank shall be entitled to protect and enforce its rights arising out of this Agreement and the Notes, and it shall not be necessary for any other Bank or the Agent to consent to, or be joined as an additional party in, any proceeding for such purposes.

          2.6  Payments.

          (a) Each payment by the Borrower to Agent pursuant to any of the Notes shall be made prior to 1:00 p.m. (New York time) on the date due and shall be made without set-off or counterclaim to the Agent at the address set forth in Section 13.8 below or at such other place or places as Agent may designate from time to time in writing to Borrower and in such amounts as may be necessary in order that all such payments (after withholding for or on account of any present or future taxes, levies, imposts, duties or other similar charges of whatsoever nature imposed on any Bank by any government or any political subdivision or taxing authority thereof, other than any tax on or measured by the net income of any such Bank pursuant to the income tax laws of the jurisdiction where such Bank's principal or lending office is located) shall not be less than the amounts otherwise specified to be paid under the Notes. Each such payment shall be in lawful currency of the United States of America and in immediately available funds. If the due date of any payment hereunder or under any of the Notes would otherwise fall on a day which is not a Business Day, then such payment shall be due on the next succeeding Business
Day and interest shall be payable on the principal amount of such payment for the period of such extension.

          (b) Except to the extent otherwise provided herein: (i) the funding of the
Loans by the Banks under Section 2.1 hereof shall be made by the relevant Banks prorata according to their respective Loan Percentages; (ii) the Conversion and Continuation of Loans of a particular type shall be made prorata among the relevant Banks according to their Loan
Percentage of the Loans and the then current Interest Period for each Eurodollar Loan shall be coterminous; and (iii) each payment or prepayment of principal of Loans and each payment of interest by Borrower shall be made for the account of relevant
Banks prorata in accordance with
their Loan Percentage.

          2.7  Prepayment; Commitment Reduction.

          (a)  Upon written notice to the Agent in accordance with
Section 2.8,
Borrower may, at its option, reduce the Commitment or prepay the Loans, in whole or in part, in integral multiples of $100,000, on the date specified in such notice, without premium or penalty.

          (b) In no event may Borrower reduce the Commitment below the aggregate principal amount of Loans outstanding thereunder.

          (c) The Commitment shall be automatically reduced on June 20, 1995 to the aggregate principal amount of the Standby/Term Loans outstanding on such date.

          (d) The Commitment shall be automatically reduced by the amount of any payment or prepayment of the principal amount of the Standby/Term Loans, effective on the date of such payment or prepayment.

          (e) The Commitment, once terminated or reduced, may not be reinstated.

          (f) All prepayments shall be applied first to the aggregate outstanding principal amount of the Term Loans, so long as any Term Loans are outstanding, and then to the Standby/Term Loans.

          (g) All prepayments of the Loans shall be applied to the principal installments thereof in the inverse order of their maturities.

          (h) Borrower may not prepay any Loan which is a Eurodollar Loan prior to the last day of the Interest Period applicable to such Eurodollar
Loan unless Borrower pays to the
Bank, concurrently with such prepayment, all amounts payable to the Bank pursuant to Sections
3.6 and 3.7 hereof.

          2.8  Certain Notices.    All notices given by Borrower to the
Agent of
termination or reduction of the Commitment, or of Conversions, Continuations or prepayments of Loans hereunder and the request by Borrower for the funding of the Loans shall either be oral, with prompt written confirmation by telecopy, or in writing, with such written confirmation or writing, in the case of a Conversion or Continuation, to be substantially in the form of Exhibit D attached hereto; shall be irrevocable; shall be effective only if received by Agent prior to 10:00 a.m. (New York time): (a) at least fifteen (15) days prior to such termination or reduction of the
Commitment; (b) not later than the date such Loan is to be Converted or Continued as a Base
Rate Loan; (c) three (3) Business Days prior to the date such Loan is to be Converted or
Continued as a Eurodollar Loan; or (d) fifteen (15) days prior to any such prepayment, in the case of a prepayment of any Loans; or (e) four (4) Business Days prior to the date any Loans are to be funded. Each such notice to reduce the Commitment or to prepay any Loans shall specify the Commitment or Loans to be reduced or prepaid, the amount of the Commitment or Loans to be reduced or prepaid and the date of such reduction or prepayment. Each such notice of
Conversion or Continuation shall specify: (i) the amount of such Conversion or Continuation
(which shall be an integral multiple of $100,000 and, if a Eurodollar Loan, shall be in a minimum principal amount of $1,000,000); (ii) whether such Loan will be Converted or
Continued as a Eurodollar Loan or as a Base Rate Loan; (iii) the date such Loan is to be Converted or Continued (which shall be a Business Day and, if such Loan is to Convert or Continue a Eurodollar Loan then outstanding, shall not be prior to the then current Interest
Period for such outstanding Loan); and (iv) if such Loan is a Eurodollar Loan, the duration of the Interest Period with respect thereto. The request for the funding of the Loans and each request for a Conversion or Continuation of a Loan or for any other financial accommodation by
Borrower pursuant to this Agreement or the other Loan Documents shall constitute (x) an automatic warranty and representation by Borrower to each Bank that there does not then exist a Default or Event of Default or any event or condition which, with the making of such Loan, would constitute a Default or Event of Default and (y) an affirmation that as of the date of said request all of the representations and warranties of Borrower contained in this Agreement and the other Loan Documents are true and correct in all material respects, both before and after giving effect to the application of the proceeds of the Loans. If on the last day of the Interest Period of any Eurodollar Loan hereunder, Agent has not received a notice hereunder to Convert, Continue or prepay such Loan, Borrower shall be deemed to have submitted a notice to convert such Loan to a Base Rate Loan, if such Loan was a Eurodollar Loan, or to continue such Loan as a Base
Rate Loan, if such Loan was a Base Rate Loan.


     3.  INTEREST

          3.1 Interest. Borrower, the Banks and the Agent agree that, effective as of
June 20, 1994, the following shall apply:

          (a) Subject to modification pursuant to Subsection (b) below and Section 10.1 hereof, the average daily outstanding principal amount of the Loans and all other sums payable by Borrower hereunder shall bear interest from June 20, 1994 until paid in full at the following rates:

               (i) the outstanding principal amount of each Eurodollar Loan shall bear interest at a fixed rate of interest per annum equal to the Quoted Rate for the then-current
Interest Period for such Loan plus one and eight-tenths percent
(1.8%), calculated daily on the
basis of a 360-day year and actual days elapsed;

               (ii) the outstanding principal amount of each Base Rate Loan and all other sums payable by Borrower hereunder shall bear interest at a fluctuating rate per annum equal to the Base Rate plus one-fourth percent (1/4%), calculated daily on the basis of a 360-day year and actual days elapsed; and

               (iii) the outstanding principal amount of any payment on any Loan or other Obligations which is not paid in full when due, together with accrued and unpaid interest thereon (to the extent permitted by law), shall bear interest at the Default Rate.

          (b) Accrued interest shall be payable (i) in the case of Base Rate Loans, monthly on the first day of each month hereafter for the previous month, commencing with the first such day following the date hereof; (ii) in the case of a Eurodollar Loan, on the last day of each Interest Period provided, however, that if any Interest Period in respect of a Eurodollar Loan is longer than three (3) months, such interest prior to maturity shall be paid on the last Business
Day of each three (3) month interval within such Interest Period as well as on the last day of such Interest Period; (iii) in the case of any Loan, upon the payment or prepayment thereof; (iv) in the case of any other sum payable hereunder as set forth elsewhere in this Agreement or, if not so set forth, on demand; and (v) in the case of interest payable at the Default Rate, on demand.

          3.2 Interest Period. The Interest Period for any Eurodollar Loan shall commence on the date such Loan is made as specified in the notice of Conversion or
Continuation applicable thereto and shall continue for a period of one (1), two (2), three (3) or six (6) months, in the case of a Eurodollar Loan, as specified in the notice of Conversion or
Continuation for such Eurodollar Loan. If Borrower fails to specify the duration of the Interest
Period for any Eurodollar Loan in the notice of Conversion or Continuation therefor, such Loan shall instead be Converted to, or Continued as, as the case may be, a Base Rate Loan.

          3.3  Limitations on Interest Periods.   Borrower may not
select any Interest
Period which extends beyond the first day of any succeeding calendar quarter, unless, giving effect to such Loan, the aggregate outstanding principal amount of Eurodollar Loans having
Interest Periods extending beyond the first day of each such calendar quarter is not greater than the aggregate principal amount of the Loans scheduled to be outstanding immediately following such first day of the calendar quarter. Borrower shall not have in effect at any given time during the term of this Agreement more than three (3) different interest rates for Loans (whether Base
Rate Loans or Eurodollar Loans).

          3.4  Conversions and Continuations.     Borrower shall have
the right, from
time to time, to Convert Loans of one type to Loans of the other type and to Continue Loans of one type as Loans of the same type provided that Eurodollar Loans may not be Converted to
Base Rate Loans prior to the end of the Interest Period applicable thereto.

          3.5  Illegality.   Notwithstanding any other provision of this
Agreement to the
contrary, in the event that it shall become unlawful for any Bank to obtain funds in the London interbank market or for such Bank to maintain a Eurodollar Loan, then such Bank shall promptly notify Borrower whereupon (a) the right of Borrower to request any Eurodollar Loan shall thereupon terminate and (b) any Eurodollar Loan then outstanding shall commence to bear interest at the rate applicable to Base Rate Loans on the last day of the then applicable Interest
Period or at such earlier time as may be required by law.

          3.6  Increased Costs and Reduced Return.

          (a)  If any Regulatory Change shall:

               (i) subject any Bank to any tax, duty or other charge with respect to any Eurodollar Loan, or shall change the basis of taxation of payments to such Bank of the principal of or interest on any Eurodollar Loan (except for changes in the rate of tax on the overall net income of such Bank imposed by the jurisdiction in which such Bank's principal office is located); or

               (ii) impose, modify or deem applicable any reserve, special deposit or similar requirement (including, without limitation, any such requirement imposed by the Board of Governors of the Federal Reserve System) against assets of, deposits with or for the account of, or credit extended by, any Bank; or

               (iii) impose on any Bank or on the London interbank market any other condition or expense with respect to this Agreement, the Notes or their making, issuance or maintenance of any Eurodollar Loan;

and the result of any such Regulatory Change is, in such Bank's reasonable judgment, to increase the costs which such Bank determines are attributable to its making or maintaining any Loan, or its obligation to make available any Loan, or to reduce the amount of any sum received or receivable by such Bank under this Agreement or the Notes with respect to any Loan, then, within ten (10) days after demand by such Bank, Borrower shall pay to such Bank such additional amount or amounts as will compensate such Bank for such increased cost or reduction.

          (b) In addition to any amounts payable pursuant to subsection (a) above, if any Bank shall have determined that the applicability of any law, rule, regulation or guideline adopted pursuant to or arising out of the July 1988 report of the Basle Committee on Banking
Regulations and Supervisory Practices entitled "International Convergence of Capital
Measurement and Capital Standards," or the adoption after the date hereof of any other law, rule, regulation or guideline regarding capital adequacy, or any change in any of the foregoing or in the enforcement or interpretation or administration of any of the foregoing by any court or any governmental authority, central bank or comparable agency charged with the enforcement or interpretation or administration thereof, or compliance by such Bank (or any lending office of such Bank) or such Bank's holding company with any request or directive regarding capital adequacy (whether or not having the force of law) of any such authority, central bank or comparable agency, has or would have the effect of reducing the rate of return on such Bank's capital or on the capital of such Bank's holding company, if any, as a consequence of its making or maintaining any Loan or its obligations under this Agreement to a level below that which such Bank or such Bank's holding company could have achieved but for such applicability, adoption, change or compliance (taking into consideration such Bank's policies and the policies of such Bank's holding company with respect to capital adequacy) by an amount deemed by such Bank to be material, then, upon demand by such Bank, the Borrower shall pay to such Bank from time to time such additional amount or amounts as will compensate such Bank or such Bank's holding company for any such reduction suffered. Each demand for compensation pursuant to this paragraph (b) shall be accompanied by a certificate of such Bank in reasonable detail setting forth the computation of such compensation (including the reason therefor), which certificate shall be conclusive, absent manifest error.

          3.7  Indemnity.   Borrower hereby indemnifies and agrees to
hold harmless the
Agent and each Bank from and against any and all losses or expenses which it may sustain or incur as a consequence of failure by Borrower to consummate any notice of funding, prepayment, Conversion or Continuation made by Borrower, including, without limitation, any such loss or expense arising from interest or fees payable by any Bank to lenders of funds obtained by it in order to maintain any Eurodollar Loan. Borrower hereby further indemnifies and agrees to hold harmless the Agent and each Bank from and against any and all losses or expenses which it may sustain or incur as a consequence of prepayment of any Eurodollar Loan on other than the last day of the Interest Period for such Loan (including, without limitation, any prepayment pursuant to Sections 2.7 and 3.5 hereof). Borrower's obligations under this Section shall survive the termination of this Agreement and the repayment of the Obligations.

          3.8 Notice of Amounts Payable to Banks. If any Bank shall seek payment of any amounts from Borrower pursuant to Section 3.6 hereof it shall notify Borrower of the amount payable by Borrower to such Bank thereunder. A certificate of such Bank seeking payment pursuant to Section 3.6 hereof, setting forth in reasonable detail the factual basis for and the computation of the amounts specified, shall be conclusive, absent manifest error, as to the amounts owed. Borrower's obligations under this Section shall survive the termination of this
Agreement and the repayment of the Obligations.

          3.9  Inability to Determine Quoted Rate.   In the event that
Agent determines
(which determination shall be conclusive absent manifest error) that, by reason of circumstances affecting the London interbank market, quotation of interest rates for the relevant deposits referred to in the definition of the "Quoted Rate" herein are not being provided in the relevant amounts or for the relevant maturities for the purpose of determining rates of interest for a Eurodollar Loan, Agent will give notice of such determination to Borrower and at least one day prior to the date specified in such notice of Conversion or Continuation for such Loan to be made. If any such notice is given, no Bank shall have any obligation to make available, maintain, Convert or Continue Eurodollar Loans. Until the earlier of the date any such notice has been withdrawn by Agent or the date when Agent and Borrower have mutually agreed upon an alternate method of determining the rates of interest payable on a Eurodollar Loan, as the case may be, Borrower shall not have the right to have or maintain any Eurodollar Loan.

          3.10 Interest Savings Clause.   It is expressly stipulated and
agreed to be the
intent of Borrower, the Agent and the Banks at all times to comply with applicable law governing the maximum rate or amount of interest payable on the Indebtedness (or applicable
United States federal law to the extent that it permits any Bank to contract for, charge, take, reserve or receive a greater amount of interest). If the applicable law is ever judicially interpreted so as to render usurious any amount called for under this Agreement, the Notes or under any of the other Loan Documents, or contracted for, charged, taken, reserved or received with respect to the Obligations, or if Agent's exercise of the option to accelerate the maturity of the Notes or if any prepayment by Borrower results in Borrower having paid any interest in excess of that permitted by applicable law, then it is Borrower's, the Agent's and the Banks' express intent that all excess amounts theretofore collected by the Agent and/or the Banks be credited on the principal balance of the Notes (or, if the Notes and all other Obligations have been or would thereby be paid in full, refunded to Borrower), and the provisions of the Notes and the other Loan Documents immediately be deemed reformed and the amounts thereafter collectible hereunder and thereunder reduced, without the necessity of the execution of any new documents, so as to comply with the applicable law, but so as to permit the recovery of the fullest amount otherwise called for hereunder or thereunder, not exceeding the highest lawful amount of interest on the Obligations. All sums paid or agreed to be paid to the Agent and/or the Banks for the use, forbearance or detention of the Obligations shall, to the extent permitted by applicable law, be amortized, prorated, allocated and spread throughout the full term of the Notes until payment in full so that the rate or amount of interest on account of the Obligations does not exceed the usury ceiling from time to time in effect and applicable to the Notes for so long as the Obligations are outstanding. Notwithstanding anything to the contrary contained herein or in any of the other Loan Documents, it is not the intention of the Agent or any Bank to accelerate the maturity or demand payment of any interest that has not accrued at the time of such acceleration or to collect unearned interest at the time of such acceleration.

          3.11 Commitment Fee.   Borrower shall pay to the Agent for
the account of
each Bank a commitment fee (the "Commitment Fee"), calculated on the basis of a 360-day year and actual days elapsed, equal to one-fourth percent (1/4%) per annum of the sum of the aggregate average daily unused amount of such Bank's Loan Percentage of the Commitments, payable in arrears (commencing on October 1, 1994) on the the first day of each calendar quarter for the previous calendar quarter or portion thereof and on Maturity Date. This Section 3.11 shall be effective as of June 20, 1994, and on October 1, 1994, Borrower shall also pay to Agent for the account of each Bank the prorata portion of the Commitment Fee due for the period from June
20, 1994 through June 30, 1994.


     4. SECURITY INTEREST - COLLATERAL

          4.1 Security Interest. As security for the Obligations, Borrower hereby grants to Agent, for the benefit of the Banks, a continuing Lien on and security interest in and to the following described property, whether now owned or existing or hereafter acquired or arising or in which Borrower now has or hereafter acquires any rights
(sometimes herein collectively
referred to as "Collateral"):

          (a)  Leases;

          (b)  Equipment;

          (c) all books and records (including, without limitation, computer programs, print-outs and other computer materials and records) of Borrower pertaining to any of the foregoing; and

          (d) all accessions to, substitutions for and all replacements, products and proceeds of the foregoing, including, without limitation, proceeds of insurance policies insuring the Collateral.

          4.2 Mortgaged Property. As additional security for the Obligations, Borrower has heretofore granted to Agent, for the benefit of the Banks, a first (except for prior liens expressly permitted thereby) priority lien on and security interest in the Mortgaged Property, evidenced by the Deed of Trust, and Borrower has of even date herewith granted to Agent, for the benefit of the Banks, a second (except for prior Liens expressly permitted thereby) priority
Lien on and security interest in the Mortgaged Property, evidenced by the Second Deed of Trust, recorded or to be recorded in the Titus County, Texas Deed
Records.

          4.3 Perfection of Liens. Until the payment and satisfaction in full of all
Obligations, Agent's Liens in the Collateral and all products and proceeds thereof, shall continue in full force and effect. Borrower shall perform any and all steps requested by Agent or the
Majority Banks to perfect, maintain and protect Agent's Liens in the Collateral including, without limitation, executing and filing financing or continuation statements, or amendments thereof, in form and substance satisfactory to Agent. Agent may file one or more financing statements disclosing Agent's Liens under this Agreement without Borrower's signature appearing thereon and Borrower shall pay the costs of, or incidental to, any recording or filing of any financing statements concerning the Collateral. Borrower agrees that a carbon, photographic, photostatic, or other reproduction of this Agreement or of a financing statement is sufficient as a financing statement.

          4.4 Right to Inspect. Agent and each Bank (or any person or persons designated by it), in its sole discretion, shall have the right to call at the Mortgaged Property or any place of business or property location of Borrower at any reasonable time, and, without hindrance or delay, to inspect the Collateral and to inspect, review, check and make extracts from
Borrower's books, records, journals, orders, receipts and any correspondence and other data relating to the Collateral, to Borrower's business or to any other transactions between the parties hereto and to discuss any of the foregoing with any of Borrower's employees, officers and directors and with its independent accountants.


     5. REPRESENTATIONS AND WARRANTIES

     In order to induce the Banks to enter into this Agreement and to make Loans hereunder,
Borrower hereby makes the following representations and warranties to the Agent and the Banks which shall be true and correct on the date hereof and shall continue to be true and correct at the time of the making of any Loan and until the Loans have been repaid in full:

          5.1  Corporate Existence and Qualification.  Each of
Borrower and its
Subsidiaries is a corporation duly organized, validly existing and in good standing under the laws of its jurisdiction of incorporation. Borrower is duly qualified as a foreign corporation in good standing in the State of Texas and in each other state wherein the conduct of its business or the ownership of its property requires such qualification and each Subsidiary is duly qualified as a foreign corporation in good standing in each state wherein the conduct of its business or the ownership of its property requires such qualification.

          5.2  Chief Executive Office; Collateral Locations.
Borrower's and each
Subsidiary's principal place of business, chief executive office and office where it keeps all of its books and records is located at 110 South Texas Street, Pittsburg, Texas 75686, and except as set forth on Schedule 5.2 attached hereto neither Borrower nor any of its respective predecessors has had any other chief executive office or principal place of business outside the State of Texas during the preceding four (4) months. Schedule 5.2 attached hereto and incorporated herein by reference sets forth a true, correct and complete list of all places of business and all locations at which Collateral is located.

          5.3 Corporate Authority. Borrower has the corporate power and authority to execute, deliver and perform under this Agreement and the Loan
Documents to which it is a
party, and to borrow hereunder, and has taken all necessary and appropriate corporate action to authorize the execution, delivery and performance of this Agreement and such Loan Documents.

          5.4 No Consents; Validity and Binding Effect. The execution, delivery and performance of this Agreement, the Deed of Trust and the other Loan Documents are not in contravention of any provisions of law or any agreement or indenture by which Borrower is bound or of the Articles of Incorporation or By-laws of Borrower or any of its Subsidiaries and do not require the consent or approval of any governmental body, agency, authority or other
Person which has not been obtained and a copy thereof furnished to Agent. This Agreement and the other Loan Documents to which Borrower is a party constitute the valid and legally binding obligations of Borrower, enforceable against Borrower in accordance with their respective terms.

          5.5  No Material Litigation.  Except as set forth on Schedule
5.5 hereof, there
are no proceedings pending or threatened before any court or administrative agency which might have a Material Adverse Effect.

          5.6 Corporate Organization. The Articles of Incorporation and By-laws of
Borrower and each of its Subsidiaries are in full force and effect under the laws of their respective states of incorporation and all amendments to said
Articles of Incorporation and
By-laws have been duly and properly made under and in accordance with all applicable laws.

          5.7 Solvency. Giving effect to the execution and delivery of the Loan
Documents and the consummation of the transactions contemplated hereby, including, but not limited to, the making of the Loans hereunder, the issuance of the Subordinated Notes and the making of the initial loans under the Working Capital Credit
Agreement, Borrower (a) has
capital sufficient to carry on its business and transactions and all business and transactions in which it is about to engage, (b) is able to pay its debts as they mature and (c) owns property whose fair saleable value is greater than the amount required to pay its debts.

          5.8  Adequacy of Intangible Assets.  Borrower and its
Subsidiaries possess all
Intangible Assets reasonably necessary to continue to conduct their respective businesses as heretofore conducted by them.

          5.9 Taxes. Borrower and each of its Subsidiaries has filed all federal, state, local and foreign tax returns, reports and estimates which are required to be filed, and all taxes
(including penalties and interest, if any) shown on such returns, reports and estimates which are due and not yet delinquent or which are otherwise due and payable have been fully paid. Such tax returns properly and correctly reflect the income and taxes of Borrower and its Subsidiaries for the periods covered thereby except for such amounts which in the aggregate are immaterial.

          5.10 ERISA. Except as disclosed on Schedule 5.10 attached hereto and incorporated herein by reference:

          (a) Identification of Plans. Neither the Borrower, any of its Subsidiaries nor any ERISA Affiliate maintains or contributes to, or has maintained or contributed to, any Plan or Multiemployer Plan that is subject to regulation by Title IV of ERISA;

          (b) Compliance. Each Plan has at all times been maintained, by its terms and in operation, in accordance with all applicable laws, except for such noncompliance (when taken as a whole) that will not have a Material Adverse Effect on Borrower or any of its Subsidiaries;

          (c) Liabilities. Neither the Borrower, any of its Subsidiaries nor any ERISA
Affiliate is currently or to the best knowledge of Borrower or any ERISA Affiliate will become subject to any liability (including withdrawal liability), tax or penalty whatsoever to any person whomsoever with respect to any Plan including, but not limited to, any tax, penalty or liability arising under Title I or Title IV of ERISA or Chapter 43 of the Code;

          (d) Funding. The Borrower, its Subsidiaries and each ERISA Affiliate have made full and timely payment of (i) all amounts required to be contributed under the terms of each Plan and applicable law and (ii) all material amounts required to be paid as expenses of each Plan. No Plan has any "amount of unfunded benefit liabilities" (as defined in Section
4001(a)(18) of ERISA); and

          (e)  Insolvency; Reorganization.  No Plan is insolvent
(within the meaning of
Section 4245 of ERISA) or in reorganization (within the meaning of Section 4241 of ERISA).

          5.11 Financial Information.

          (a) The consolidated financial statements of Borrower and its Subsidiaries for fiscal year ended October 2, 1993 disclosed in the Borrower's Form 10-K certified by Ernst &
Young, and the consolidated interim financial statements of Borrower and its Subsidiaries for the six-month period ended April 2, 1994, each consisting of a consolidated balance sheet, consolidated statement of income (loss), consolidated statement of changes in stockholders equity and consolidated statement of cash flows, copies of which have been delivered by
Borrower to each Bank, are true and correct in all material respects and contain no material misstatement or omission, and fairly present the consolidated financial position, assets and liabilities of Borrower and its Subsidiaries as of the date thereof and the consolidated results of operations of Borrower and its Subsidiaries for the period then ended, and as of the date thereof there are no liabilities of Borrower or any of its Subsidiaries, fixed or contingent, which are material that are not reflected in such financial statements.

          (b) Since the date of the financial statements referred to in subsection (a), there has been no material adverse change in the assets, liabilities, financial position or results of operations of Borrower or any of its Subsidiaries, and neither
Borrower nor any of its
Subsidiaries has (i) incurred any obligation or liability, fixed or contingent, which would have a
Material Adverse Effect, (ii) incurred any Indebtedness or obligations under Capital Leases, other than the Obligations, and trade payables and other liabilities arising in the ordinary course of the Borrower's or such Subsidiary's business, or (iii) guaranteed the obligations of any other
Person.

          5.12 Title to Assets. Borrower has good and marketable title to and ownership of the Collateral, including, but not limited to, the Mortgaged
Property, and Borrower and its
Subsidiaries have good and marketable title to and ownership of all of their other assets, free and clear of all Liens except for Permitted Liens or as otherwise expressly permitted by this
Agreement.

          5.13 Violations of Law. Neither Borrower nor any of its Subsidiaries is in violation of any applicable statute, regulation or ordinance of any governmental entity, or of any agency thereof, which violation could have a Material Adverse
Effect.

          5.14 No Default. Neither Borrower nor any of its Subsidiaries is in default with respect to (a) any note, indenture, loan agreement, mortgage, lease, deed or other similar agreement relating to Indebtedness to which Borrower or such Subsidiary is a party or by which Borrower or such Subsidiary is bound or (b) any other instrument, document or agreement to which Borrower or such Subsidiary is a party or by which Borrower or such Subsidiary or any of their respective properties are bound, which other instrument, document or agreement is material to the operations or condition, financial or otherwise, of Borrower or such Subsidiary.

          5.15 Corporate and Trade or Fictitious Names. During the five (5) years immediately preceding the date of this Agreement, neither
Borrower nor any of its Subsidiaries
nor any of their respective predecessors has been known as or used any corporate, trade or fictitious name other than its current corporate name and except as disclosed on Schedule 5.15 hereto.

          5.16 Equipment. The Equipment is and shall remain in good condition, normal wear and tear excepted, meets all standards imposed by any governmental agency, or department or division thereof having regulatory authority over such material and its use and is currently usable in the normal course of Borrower's business.

          5.17 Investments. Except as set forth in Schedule 5.17 hereof, Borrower has no
Subsidiaries and has no interest in any partnership or joint venture with, or any investment in, any Person.

          5.18 Trade Relations. There exists no actual or, to the best of Borrower's knowledge, threatened termination, cancellation or limitation of, or any modification or change in, the business relationship of Borrower with any material supplier or with any company whose contracts with Borrower individually or in the aggregate are material to the operations of
Borrower; after the consummation of the transactions contemplated by this Agreement, the
Subordinated Notes Indenture and the Working Capital Credit
Agreement, to the best knowledge
of Borrower, all such companies and suppliers will continue a business relationship with
Borrower on a basis materially no less favorable to Borrower than that heretofore conducted; and there exists no condition or state of facts or circumstances which would have a Material Adverse
Effect on Borrower or prevent Borrower from conducting its business after the consummation of the transactions contemplated by this Agreement in essentially the same manner in which it has heretofore been conducted by Borrower.

          5.19 Broker's or Finder's Fees. No broker's or finder's fees or commissions have been incurred or will be payable by Borrower or any of its Subsidiaries, or any of its predecessors, to any Person in connection with the transactions contemplated by this Agreement.
Notwithstanding the foregoing, Borrower acknowledges that MONY Capital Markets, Inc. has been paid that certain broker's commission contemplated in the Original Loan Agreement.

          5.20 Security Interest. This Agreement creates a valid security interest in the
Collateral securing payment of the Obligations, subject only to Permitted Liens, and all filings and other actions necessary or desirable to perfect and protect such security interest have been taken, and, Agent has a valid and perfected first priority security interest in the Collateral, subject only to Permitted Liens.

          5.21 Regulatory Matters. Borrower is not subject to regulation under the
Investment Company Act of 1940, as amended, the Public Utility
Holding Company Act of
1935, as amended, the Federal Power Act, the Interstate Commerce
Act or any other federal or
state statue or regulation which materially limits its ability to incur indebtedness or its ability to consummate the transactions contemplated hereby.

          5.22 Disclosure. Neither this Agreement nor any other instrument, document, agreement, financial statement or certificate furnished to the Agent or any of the Banks by or on behalf of Borrower in connection with this Agreement or the Working Capital Credit Agreement contains an untrue statement of a material fact or omits to state any material fact necessary to make the statements therein, in light of the circumstances under which they were made, not misleading or omits to state any fact which, insofar as Borrower can now foresee, may in the future materially and adversely affect the condition (financial or otherwise), business, operations or properties of Borrower and its Subsidiaries which has not been set forth in this Agreement or in an instrument, document, agreement, financial statement or certificate furnished to the Agent and the Banks in connection herewith.

          (a) Registration Statement. Borrower has heretofore furnished to the Agent and each Bank a true, correct and complete copy, including all amendments thereto, of the
Registration Statement, on Form S-1, in respect to the Subordinated Notes and all other materials filed with the Securities and Exchange Commission in connection with the issuance of the
Subordinated Notes. No portion of the Registration Statement, the prospectus relating thereto, nor any other written material filed with the Securities and Exchange Commission with respect thereto, relating to the Borrower or its Subsidiaries or their respective businesses, does or will contain any statement which is false or misleading with respect to any material fact, or does or will omit to state a material fact necessary in order to make the statements therein not false or misleading, or otherwise violate any state or federal securities laws.

     6. AFFIRMATIVE COVENANTS

     Borrower covenants to the Agent and the Banks that from and after the date hereof, and until the satisfaction in full of the Obligations, it will and it shall cause each of its Subsidiaries to, unless the Majority Banks otherwise consent in writing:

          6.1 Records Respecting Collateral. Keep all records with respect to the
Collateral at its office set forth in Section 5.2 hereof and not remove such records from such address without the prior written consent of the Majority Banks.

          6.2 Reporting Requirements. Furnish or cause to be furnished to the Agent and each Bank:

          (a) As soon as practicable, and in any event within 45 days after the end of each fiscal quarter, consolidated interim unaudited financial statements, including a balance sheet, income statement and statement of cash flow, for the quarter and year-to-date period then ended, prepared in accordance with GAAP, consistent with the past practice or Borrower and its
Subsidiaries, and certified as to truth and accuracy thereof by the chief financial officer of
Borrower;

          (b) As soon as available, and in any event within 90 days after the end of each fiscal year, consolidated audited annual financial statements, including a consolidated balance sheet, consolidated statement of income, consolidated statement of shareholders' equity and consolidated statement of cash flow for the fiscal year then ended, prepared in accordance with
GAAP, in comparative form and accompanied by the unqualified opinion of a nationally recognized firm of independent certified public accountants regularly retained by Borrower and its Subsidiaries and acceptable to the Majority Banks;

          (c) Together with the annual financial statements referred to in clause (b) above, a statement from such independent certified public accountants that, in making their examination of such financial statements, they obtained no knowledge of any Default or Event of Default or, in lieu thereof, a statement specifying the nature and period of existence of any such Default or Event of Default disclosed by their examination;

          (d) Together with the annual or interim financial statements referred to in clauses (a) and (b) above, a certificate of the chief financial officer of Borrower certifying that, to the best of his knowledge, no Default or Event of Default has occurred and is continuing or, if a Default or Event of Default has occurred and is continuing, a statement as to the nature thereof and the action which is proposed to be taken with respect thereto;

          (e) Promptly after the sending or filing thereof, as the case may be, copies of any definitive proxy statements, financial statements or reports which Borrower or any
Subsidiary sends to its shareholders and copies of any regular periodic and special reports or registration statements which Borrower or any Subsidiary files with the Securities and Exchange
Commission (or any governmental agency substituted therefor), including, but not limited to, all Form 10-K and Form 10-Q reports, or any report or registration statement which Borrower or any Subsidiary files with any national securities exchange;

          (f) At least fifteen (15) Business Days prior to the time any consent by the
Majority Banks will be necessary, Borrower and any Subsidiary shall furnish to the Agent and the Banks all pertinent information regarding any proposed acquisition by Borrower or any
Subsidiary to which the consent of the Majority Banks is required hereunder which is reasonably necessary or appropriate to permit the Banks to evaluate such acquisitions in a manner consistent with prudent banking standards;

          (g) Together with the annual and, if requested by the Agent, interim financial statements referred to in clauses (a) and (b) above, a certificate of the chief financial officer of
Borrower certifying as to (i) the items of Equipment subject to purchase money Liens permitted by clause (e) of the definition of "Permitted Liens" and (ii) the principal amount of Indebtedness secured by each such Lien; and

          (h) Such other information respecting the condition or operations, financial or otherwise, of Borrower and its Subsidiaries as the Agent or the Banks may from time to time reasonably request.

          6.3 Tax Returns. File all federal, state and local tax returns and other reports that Borrower and its Subsidiaries are required by law to file, maintain adequate reserves for the payment of all taxes, assessments, governmental charges and levies imposed upon them, their respective incomes, or their respective profits, or upon any property belonging to them, and pay and discharge all such taxes, assessments, governmental charges and levies prior to the date on which penalties attach thereto.

          6.4 Compliance With Laws. Comply with all laws, statutes, rules, regulations and ordinances of any governmental entity, or of any agency thereof, applicable to Borrower or any Subsidiary, a violation of which, in any respect, might have a Material Adverse Effect, including, without limitation, any such laws, statutes, rules, regulations or ordinances regarding the collection, payment, and deposit of employees' income, unemployment, and Social Security taxes and with respect to pension liabilities.

          6.5  ERISA.

          (a) At all times make prompt payment of contributions required to meet the minimum funding standards set forth in Section 302 and 305 of ERISA with respect to each Plan and otherwise comply with ERISA and all rules and regulations promulgated thereunder in all material respects;

          (b) Promptly after the occurrence thereof with respect to any Plan, or any trust established thereunder, notify the Agent and the Banks of (i) a "reportable event" described in
Section 4043 of ERISA and the regulations issued from time to time thereunder (other than a
"reportable event" not subject to the provisions for 30-day notice to the PBGC under such regulations), or (ii) any other event which could subject the Borrower, any of its Subsidiaries or any ERISA Affiliate to any tax, penalty or liability under Title I or Title IV of ERISA or Chapter
43 of the Code which, in the aggregate, would have a Material
Adverse Effect on the Borrower,
any of its Subsidiaries or upon their respective financial condition, assets, business operations, liabilities or property;

          (c) At the same time and in the same manner as such notice must be provided to the PBGC, or to a Plan participant, beneficiary or alternative payee, give the Agent and the Banks any notice required under Section 101(d), 302(f)(4), 303,
307, 4041(b)(1)(A) or
4041(c)(1)(A) or ERISA or under Section 401(a)(29) or 412 of the Code with respect to any
Plan;

          (d) Furnish to the Agent or any Bank, promptly upon the request of the Agent or such Bank, (i) true and complete copies of any and all documents, government reports and determination or opinion letters for any Plan; and (ii) a current statement of withdrawal liability, if any, for each Multiemployer Plan; and

          (e) Furnish to the Agent or any Bank, promptly upon the request of the Agent or such Bank therefor, such additional information concerning any Plan that relates to the ability of Borrower to make any payments hereunder, as may be reasonably requested.

          6.6 Books and Records. Keep adequate records and books of account with respect to its business activities in which proper entries are made in accordance with GAAP reflecting all its financial transactions.

          6.7 Notifications to the Agent and the Banks. Notify the Agent and the Banks by telephone within one (1) Business Day (with each such notice to be confirmed in writing within two (2) Business Days following such telephone notice):
(a) upon Borrower's learning
thereof, of any litigation affecting Borrower or any of its Subsidiaries claiming damages of
$1,000,000 or more, individually or when aggregated with other litigation pending against
Borrower or any of its Subsidiaries, whether or not covered by insurance, and of the threat or institution of any suit or administrative proceeding against Borrower or any of its Subsidiaries which may have a Material Adverse Effect on Borrower or any of its Subsidiaries, or Agent's
Lien in the Collateral or the Mortgaged Property, and establish such reasonable reserves with respect thereto as the Majority Banks may request; (b) upon learning thereof, of any Default or Event of Default hereunder; (c) upon occurrence thereof, of any change to the operations, financial condition or business of Borrower or any of its Subsidiaries which would have a
Material Adverse Effect; (d) upon the occurrence thereof, of any amendment or modification of the Working Capital Credit Agreement; and (e) upon the occurrence thereof, of Borrower's or any Subsidiary's default under (i) any note, indenture, loan agreement, mortgage, lease, deed or other similar agreement relating to any indebtedness of Borrower or any of its Subsidiaries or (ii) any other instrument, document or agreement material to the operations or condition, financial or otherwise, of Borrower or any of its Subsidiaries to which Borrower or any of its Subsidiaries is a party or by which Borrower or any of its Subsidiaries or any of their respective property is bound.

          6.8  Insurance.

          (a) Keep all of the Collateral, whether now owned or hereafter acquired, insured by insurance companies (i) reasonably acceptable to the Majority Banks or having an A or better rating according to Best's Insurance Reports; Property-Casualty and (ii) licensed to do business in the State of Texas against loss or damage by fire or other risk usually insured against under extended coverage endorsement and theft, burglary, and pilferage, together with such other hazards as the Majority Banks may from time to time reasonably request, in amounts reasonably satisfactory to the Majority Banks and naming Agent as loss payee thereon pursuant to a lender's loss payee clause satisfactory to the Majority Banks;

          (b) Keep all of its property other than the Collateral and the Mortgaged
Property, whether now owned or hereafter acquired, insured by insurance companies (i) reasonably acceptable to the Majority Banks or having an A or better rating according to Best's
Insurance Reports; Property-Casualty and (ii) licensed to do business in the State of Texas and in all jurisdictions in which such Borrower does business against such risks and in such amounts as are customarily maintained by others in similar businesses;

          (c) Maintain at all times liability insurance coverage against such risks and in such amounts as are customarily maintained by others in similar businesses, such insurance to be carried by insurance companies (i) reasonably acceptable to the Majority Banks or having an A or better rating according to Best's Insurance Reports;
Property-Casualty and (ii) licensed to do business in the State of Texas and in all jurisdictions in which such Borrower does business; and

          (d) Deliver certificates of insurance for such policy or policies to Agent, containing endorsements, in form satisfactory to the Majority
Banks, providing that the insurance
shall not be cancellable, except upon thirty (30) days' prior written notice to Agent.

          6.9 Preservation of Corporate Existence. Except as permitted by Section 7.4 hereof, preserve and maintain its corporate existence, rights, franchises and privileges in the jurisdiction of its incorporation.

          6.10 Equipment. Keep and maintain the Equipment in good operating condition, reasonable wear and tear excepted, shall repair and make all necessary replacements thereof so that the operating efficiency thereof shall at all times be maintained and preserved and, shall not permit any item of Equipment to become a fixture to real estate or accession to other personal property unless Agent has a first priority Lien on or in such real estate or other personal property. Borrower shall, immediately on demand therefor by Agent, deliver to Agent any and all evidence of ownership of any of the Equipment (including, without limitation, certificates of title and applications for title, together with any necessary applications to have Agent's lien noted thereon, in the case of vehicles).

          6.11 Additional Collateral.  Intentionally deleted.


     7. NEGATIVE COVENANTS

     Borrower covenants with the Agent and the Banks that from and after the date hereof and until the termination of this Agreement and the payment and satisfaction in full of the
Obligations, it will not, and it will not permit its Subsidiaries to, without the prior written consent of the Majority Banks:

          7.1 No Encumbrances. Create, assume, or suffer to exist any Lien of any kind in any of the Collateral or the Mortgaged Property except for (a) Permitted Liens and (b) a Lien on the Equipment and the Mortgaged Property, expressly subordinated to the Lien in favor of the Agent, in favor of the agent under the Working Capital Credit Agreement (the "Working Capital
Agent"), as security for the Obligations under the Working Capital Credit Agreement; provided, however, that concurrently with the granting of such Lien in favor of the Working Capital Agent,
Borrower grants to the Agent, as security for the Obligations, a Lien, subordinate only to the
Lien of the Working Capital Agent, in the current assets of Borrower as provided for in Section
6.11 hereof.

          7.2  Asset Sales.

          (a) Sell, lease or dispose of any of the Collateral or any interest therein except for the sale of Equipment no longer used or useful in the business of Borrower or any Subsidiary having (i) an aggregate value not in excess of $1,000,000 during any Fiscal Year or (ii) an aggregate value not in excess of $5,000,000 during any Fiscal
Year; provided that any
Equipment sold, leased or otherwise disposed of pursuant to this clause (ii) is replaced within 90 days after such sale, trade-in or other disposition by replacement Equipment which is in good operating condition and which has a value and utility at least equal to that of the Equipment sold, traded in or disposed of and the Agent receives, for the benefit of the Banks, a valid perfected first Lien with respect to such replacement Equipment, subject only to Permitted Liens; or

          (b) Sell, lease or otherwise transfer any of its assets other than the Collateral except: (i) in the ordinary course of business; (ii) as permitted by
Section 7.9; (iii) transfers to
the Borrower or a Subsidiary; (iv) worn or obsolete property; or (v) any other sale or transfer of assets, which, together with all other assets sold or transferred during the preceding 12 month period (other than in accordance with the preceding clauses (i), (ii), (iii) or (iv)), does not exceed
15% of the Borrower's total consolidated tangible assets as computed at the time of such sale or transfer.

          7.3 Loans and Investments. Make or retain any loan or investment (whether through the purchase of stock, obligations or otherwise) in or make any loan or advance to, any other Person, whether by acquisition of stock indebtedness, other obligations or security or by loan, advance, capital contribution, or otherwise ("Restricted Investments") other than:

          (a) investments in certificates of deposit having a maturity of one year or less issued by any United States commercial bank having capital and surplus of not less than
$50,000,000;

          (b) investments in an aggregate amount of up to $8,000,000 in deposits maintained with the First State Bank of Pittsburg, Texas;

          (c) investments in commercial paper rated P1 by Moody's Investors Service,
Inc. or A1 by Standard & Poor's Corporation maturing within 180 days of the date of issuance thereof;

          (d) investments in mutual funds composed of either money market securities or marketable obligations of the United States or guaranteed by or insured by the United States, or those for which the full faith and credit of the United States is pledged for the repayment or principal and interest thereof; provided that such obligations have a final maturity of no more than three years from the date acquired by the Borrower;

          (e)  investments existing prior to the Closing Date; and

          (f) investments in a corporate Subsidiary of the Borrower provided that such
Subsidiary is consolidated with Borrower for financial reporting purposes;

unless, immediately after giving effect thereto, the aggregate
Restricted Investments of the
Borrower and its Subsidiaries made since the Closing Date does not exceed 5% of the Borrower's total assets.

          7.4 Corporate Structure. Dissolve or otherwise terminate its corporate status;
enter into any merger, reorganization or consolidation; issue any shares of any class of capital stock of any Subsidiary or any securities or other instruments for or which are convertible into any shares of any class of capital stock of any Subsidiary; or make any substantial change in the basic type of business conducted by Borrower or any Subsidiary as of the date hereof, provided that (a) the Borrower may merge with another corporation, if the surviving corporation is the
Borrower and (b) a Subsidiary may merge or consolidate with or sell, lease or otherwise transfer all or substantially all of its assets to: (i) the Borrower or another Subsidiary; or, (ii) another
Person if immediately after giving effect to the transaction no Default or Event of Default would exist.

          7.5  Fiscal Year.  Change its fiscal year.

          7.6 ERISA. Take, or fail to take, or permit any ERISA Affiliate to take, or fail to take, any action with respect to a Plan including, but not limited to, (i) establishing any Plan,
(ii) amending any Plan, (iii) terminating or withdrawing from any Plan, or (iv) incurring an amount of unfunded benefit liabilities, as defined in Section 4001(a)(18) of ERISA, where such action or failure could have a material adverse effect on the Borrower or any Subsidiary, result in a lien on the property of the Borrower or any Subsidiary, or require the Borrower or any
Subsidiary to provide any security.

          7.7 Relocations; Use of Name. Relocate its executive office; maintain any
Collateral at any location other than the Mortgaged Property or maintain records with respect to
Collateral at any locations other than the Mortgaged Property or at the location of its chief executive office set forth in Section 5.2 hereto; or use any corporate name (other than its own) or any fictitious name except upon thirty (30) days prior written notice to Agent and after the delivery to Agent of financing statements, if required by Agent, in form satisfactory to Agent.

          7.8 Arm's-Length Transactions. The Borrower will not, and will not permit any Subsidiary to, enter into any transaction, including without limitation, the purchase, sale, lease or exchange of any Collateral, or the rendering of any service, with any Affiliate of the
Borrower or such Subsidiary or any Person except in the ordinary course of and pursuant to the reasonable requirements of the Borrower's or such Subsidiary's business and upon fair and reasonable terms not materially less favorable to the Borrower than would be obtained in a comparable arm's-length transaction with a Person not an Affiliate of the Company or such
Subsidiary and which would be subject to approval by the Borrower's Audit Committee of the
Board of Directors.

          7.9  Dividends.   Declare or pay any dividends on, or make
any distribution
with respect to, its shares of any class of capital stock, redeem or retire any capital stock, or take any action having an effect equivalent to the foregoing (in any fiscal year of Borrower or any Subsidiary) except for (a) the declaration and payment of cash dividends by a Subsidiary and payable to Borrower and (b) the declaration and payment of cash dividends on the capital stock of the Borrower not in excess of $0.08 per share of the issued and authorized common stock plus twenty-five percent (25%) of the net income of Borrower, as set forth in the audited financial statements for the fiscal year of Borrower immediately preceding the year during which such declaration and payment of dividends is made; provided, however, that at the time such dividend is paid there does not exist any Default or Event of Default hereunder or any event or condition which, with the payment of such dividend would constitute a Default or Event of Default.

          7.10 Subordinated Notes. Neither the Borrower or any of its Subsidiaries shall, directly or indirectly:

          (a) purchase, redeem, retire or otherwise acquire for value, set apart any money for a sinking, defeasance or other analogous fund for, the purchase, redemption, retirement or other acquisition of, or make any voluntary payment or prepayment of the principal of or interest on, where any other amount owing in respect of, the Subordinated
Notes other than regularly
scheduled payments of interest thereon; or

          (b) agree to any amendment, modification or waiver of any of the provisions of the Subordinated Notes Indenture.

          7.11 Guaranty Fees. The Borrower will not, and will not permit any Subsidiary to, directly or indirectly, pay to Mr. and/or Mrs. Lonnie A. Pilgrim or any other guarantor of any of the Borrower's Indebtedness, obligations and liabilities, any fee or other compensation, but excluding salary, bonus and other compensation for services rendered as an employee
(collectively the "Guaranty Fees") except that, so long as there is not Default or Event of Default nor any event or condition which, with the payment of such fee would constitute a Default or
Event of Default, Borrower may pay Guarantee Fees not to exceed $2,000,000 in the aggregate during any fiscal year of the Borrower.


     8. FINANCIAL COVENANTS

     Borrower covenants with the Agent and the Banks that from and after the date hereof and until the termination of this Agreement and the payment and satisfaction in full of the
Obligations, unless the Majority Banks otherwise consent in writing:

          8.1 Leverage Ratio. The Borrower will not permit the ratio of its Leverage
Ratio at any time during each period specified below to exceed the ratio specified below for such period:

               PERIOD                        MAXIMUM RATIO

     Closing Date through the penultimate
     day of Fiscal Year 1995                      0.675:1.000

     At all times thereafter                      0.650:1.000

          8.2  Tangible Net Worth.  The Borrower shall maintain a
Tangible Net Worth
at all times during each period specified below of not less than the amount specified below for such period:

          (a)  Closing Date through the penultimate day of Fiscal Year
1995,
$100,000,000, plus 25% of Borrower's consolidated net income
(but not less than zero) for
Borrower's Fiscal Year 1995; and

          (b) For the successive periods commencing on the last day of each Fiscal Year thereafter and ending on the penultimate day of next succeeding Fiscal Year, with the first such period commencing on the last day of Fiscal Year 1996, an amount equal to the minimum required Tangible Net Worth in effect under this Section 8.2 during the immediately preceding period plus 25% of Borrower's consolidated net income (but not less than zero) for Borrower's
Fiscal Year ending on the date the applicable period commences.

          8.3 Current Ratio. The Borrower will maintain at all times and measured as of the last day of each fiscal year a Current Ratio of not less than 1.35 to 1.00.

          8.4 Fixed Charge Coverage Ratio. The Borrower will not permit its Fixed
Charge Coverage Ratio to be less than 1.35 to 1.00 as of the last day of each fiscal period specified below:

          (a) the seven fiscal quarters of Borrower ending July 2, 1994; and

          (b) the eight fiscal quarters of Borrower ending on the last day of each fiscal quarter thereafter commencing with the fiscal quarter ending
October 1, 1994.


     9. EVENTS OF DEFAULT

     The occurrence of any of the following events or conditions shall constitute an Event of
Default hereunder:

          9.1 Obligations. Borrower shall fail to make any payments of principal or interest of the Obligations when due;

          9.2 Misrepresentations. Borrower shall make any representations or warranties in any of the Loan Documents or in any certificate or statement furnished at any time hereunder or in connection with any of the Loan Documents which proves to have been untrue or misleading in any material respect when made or furnished and which continues to be untrue or misleading in any material respect.

          9.3 Certain Covenants. Borrower shall default in the observance or performance of any covenant or agreement contained in Sections 6 (other than Sections 6.7 or
6.11), 7 or 8 of this Agreement and such default continues for more than thirty (30) days after the earlier of (a) the date of notice thereof to such Borrower by the Agent or (b) the date Borrower knew or should have known of such default.

          9.4 Other Covenants. Either Borrower shall default in the observance or performance of any other covenant or agreement contained in this Agreement or under any of the other Loan Documents.

          9.5 Other Debts. Either Borrower or any Subsidiary shall default in the payment when due of any Indebtedness under any guaranty, note, indenture or other agreement relating to or evidencing Indebtedness having a principal balance of $1,000,000 or more, including, but not limited to, the Subordinated Notes and the Indebtedness under the Working
Capital Credit Agreement, or any event specified in any guaranty, note, indenture or other agreement relating to or evidencing any such Indebtedness shall occur if the effect of such event is to cause or to permit (giving effect to any grace or cure period applicable thereto) the holder or holders of such Indebtedness to cause such Indebtedness to become due, or to be prepaid in full
(whether by redemption, purchase or otherwise), prior to its stated maturity.

          9.6 Tax Lien. A notice of Lien, levy or assessment is filed of record with respect to all or any of any Borrower's or any Subsidiary's assets by the United States, or any department, agency or instrumentality thereof, or by any state, county, municipal or other governmental agency, including, without limitation, the PBGC, which in the opinion of the Majority Banks, adversely affects the priority of the Liens granted to Agent hereunder under the
Deed of Trust or under the other Loan Documents.

          9.7  ERISA.  The occurrence of any of the following events:
(i) the happening
of a Reportable Event with respect to any Plan which Reportable
Event could result in a material
liability for Borrower, any of its Subsidiaries or an ERISA Affiliate or which otherwise could have a material adverse effect on the financial condition, assets, business, operations, liabilities or property of Borrower, any of its Subsidiaries or such ERISA Affiliate; (ii) the disqualification or involuntary termination of a Plan for any reason which could result in a material liability for Borrower, any of its Subsidiaries or an ERISA Affiliate or which otherwise could have a material adverse effect on the financial condition, assets, business, operations, liabilities or property of
Borrower, any of its Subsidiaries or such ERISA Affiliate; (iii) the voluntary termination of any
Plan while such Plan has a funding deficiency (as determined under Section 412 of the Code) which could result in a material liability for Borrower, any of its Subsidiaries or an ERISA
Affiliate or which otherwise could have a material adverse effect on the financial condition, assets, business, operations, liabilities or property of Borrower, any of its Subsidiaries or such
ERISA Affiliate; (iv) the appointment of a trustee by an appropriate United States district court to administer any such Plan; (v) the institution of any proceedings by the PBGC to terminate any such Plan or to appoint a trustee to administer any such Plan; (vi) the failure of Borrower to notify the Agent and the Banks promptly upon receipt by Borrower or any of its Subsidiaries of any notice of the institution of any proceeding or other actions which may result in the termination of any such Plan.

          9.8 Voluntary Bankruptcy. Borrower or any of its Subsidiaries shall: (a) file a voluntary petition or assignment in bankruptcy or a voluntary petition or assignment or answer seeking liquidation, reorganization, arrangement, readjustment of its debts, or any other relief under the Bankruptcy Code, or under any other act or law pertaining to insolvency or debtor relief, whether State, Federal, or foreign, now or hereafter existing;
(b) enter into any agreement
indicating consent to, approval of, or acquiescence in, any such petition or proceeding; (c) apply for or permit the appointment, by consent or acquiescence, of a receiver, custodian or trustee of
Borrower or any of its Subsidiaries or for all or a substantial part of its property; (d) make a general assignment for the benefit of creditors; or (e) be unable or shall fail to pay its debts generally as such debts become due, admit in writing its inability or failure to pay its debts generally as such debts become due, or otherwise become insolvent.

          9.9 Involuntary Bankruptcy. There shall have been filed against Borrower or any of its Subsidiaries an involuntary petition in bankruptcy or seeking liquidation, reorganization, arrangement, readjustment of its debts or any other relief under the Bankruptcy
Code, or under any other act or law pertaining to insolvency or debtor relief, whether State,
Federal or foreign, now or hereafter existing; Borrower or any of its Subsidiaries shall suffer or permit the involuntary appointment of a receiver, custodian or trustee of Borrower or any of its Subsidiaries or for all or a substantial part of its property; or Borrower or any of its Subsidiaries shall suffer or permit the issuance of a warrant of attachment, execution or similar process against all or any substantial part of the property of Borrower or any of its Subsidiaries.

          9.10 Suspension of Business. The suspension of the transaction of the usual business of the Borrower or of the usual business of any of its Subsidiaries or the involuntary dissolution of the Borrower or the involuntary dissolution of any of its Subsidiaries.

          9.11 Judgments. Any judgment, decree or order for the payment of money which, when aggregated with all other judgments, decrees or orders for the payment of money pending against Borrower or any of its Subsidiaries, exceeds the sum of $1,000,000, shall be rendered against Borrower or any of its Subsidiaries and remain unsatisfied and in effect for a period of sixty (60) consecutive days without being vacated, discharged, satisfied or stayed or bonded pending appeal.

          9.12 Change in Control. There occurs a "Change in Control" as such term is defined on the date hereof in the Subordinated Notes Indenture.

          9.13 Event of Default under Deed of Trust or Second Deed of Trust. There occurs an "Event of Default" under the Deed of Trust or the Second Deed of Trust.


     10. REMEDIES

     Upon the occurrence or existence of any Event of Default, and during the continuation thereof, without prejudice to the rights of the Agent and the Banks to enforce their claims against
Borrower for damages for failure by Borrower to fulfill any of the obligations hereunder, the
Agent and the Banks shall have the following rights and remedies, in addition to any other rights and remedies available to the Agent and the Banks at law, in equity or otherwise:

          10.1 Default Rate. At the election of the Majority Banks, evidenced by written notice to the Borrower, the outstanding principal balance of the Obligations and, to the extent permitted by applicable law, accrued and unpaid interest thereon, shall bear interest at the
Default Rate until paid in full.

          10.2 Acceleration of the Obligations. In the event of the occurrence of (a) an
Event of Default set forth in Sections 9.8 or 9.9 hereof, the Obligations shall automatically and immediately become due and payable; and (b) any other Event of Default, the Majority Banks, at their option, may declare all of the Obligations to be immediately due and payable, whereupon all of the Obligations shall become immediately due and payable, in either case without presentment, demand, protest, notice of non-payment or any other notice required by law relative thereto, all of which are hereby expressly waived by Borrower, anything contained herein to the contrary notwithstanding.

          10.3 Set-Off. The right of each Bank to set-off, without notice to Borrower, any and all deposits at any time credited by or due from such Bank to Borrower, whether in a general or special, time or demand, final or provisional account or any other account or represented by a certificate of deposit and whether or not unmatured or contingent.

          10.4 Rights and Remedies of a Secured Party. All of the rights and remedies of a secured party under the UCC or under other applicable law, all of which rights and remedies shall be cumulative, and none of which shall be exclusive, to the extent permitted by law, in addition to any other rights and remedies contained in this Agreement, and in any of the other
Loan Documents.

          10.5 Take Possession of Collateral. The right of the Agent to (a) enter upon the
Land, or any other place or places where the Collateral is located and kept, through self-help and without judicial process, without first obtaining a final judgment or giving Borrower notice and opportunity for a hearing on the validity of the Agent's or the Banks' claim and without any obligation to pay rent to Borrower, and remove the Collateral therefrom to the premises of Agent or any agent of Agent, for such time as Agent may desire, in order to effectively collect or liquidate the Collateral, and/or (b) require Borrower to assemble the Collateral and make it available to Agent at a place to be designated by Agent which is reasonably convenient to both
Borrower and Agent.

          10.6 Sale of Collateral. The right of the Agent to sell or to otherwise dispose of all or any of the Collateral, at public or private sale or sales, with such notice as may be required by law, in lots or in bulk, for cash or on credit, all as Agent, in its sole discretion, may deem advisable; such sales may be adjourned from time to time with or without notice. Agent shall have the right to conduct such sales on Borrower's premises or elsewhere and shall have the right to use Borrower's premises without charge for such sales for such time or times as Agent may see fit. Agent is hereby granted a license or other right to use, without charge, Borrower's labels, patents, copyrights, rights of use of any name, trade secrets, trade names, trademarks, service marks and advertising matter, or any property of a similar nature, whether owned by Borrower or with respect to which Borrower has rights under license, sublicense or other agreements, as it pertains to the Collateral, in preparing for sale, advertising for sale and selling any Collateral and
Borrower's rights under all licenses and all franchise agreements shall inure to the benefit of the Agent and the Banks. Agent shall have the right to sell, lease or otherwise dispose of the
Collateral, or any part thereof, for cash, credit or any combination thereof, and the Agent or any Bank may purchase all or any part of the Collateral at public or, if permitted by law, private sale and, in lieu of actual payment of such purchase price, may set off the amount of such price against the Obligations. The proceeds realized from the sale of any Collateral shall be applied first to the costs, expenses and reasonable attorneys' fees and expenses incurred by Agent for collection and for acquisition, completion, protection, removal, storage, sale and delivery of the Collateral; second to interest due upon any of the Obligations; and third to the principal of the Obligations. If any deficiency shall arise, Borrower shall remain liable to the Banks therefor.

          10.7 Remedies Under Deed of Trust and Second Deed of Trust. The right of the Agent to sell or otherwise dispose of all or any of the Mortgaged Property, in the manner provided for in the Deed of Trust and the Second Deed of Trust and all other rights and remedies available to the Agent under the Deed of Trust and the Second Deed of Trust.

          10.8 Notice. Any notice required to be given by Agent of a sale, lease, other disposition of the Collateral or any other intended action by Agent, given to Borrower in the manner set forth in Section 13.8 below, ten (10) days prior to such proposed action, shall constitute commercially reasonable and fair notice thereof to Borrower.

          10.9 Appointment of Agent as Borrower's Lawful Attorney. Borrower irrevocably designates, makes, constitutes and appoints Agent (and all persons designated by
Agent) as Borrower's true and lawful attorney, and Agent or Agent's agent, may, without notice to Borrower, and at such time or times thereafter as Agent or said agent, in its sole discretion, may determine, in Borrower's or Agent's name do all acts and things necessary, in Agent's sole discretion, to fulfill Borrower's obligations under this Agreement.


     11. CONDITIONS PRECEDENT

     Notwithstanding any other provision of this Agreement, it is understood and agreed that the Banks shall have no obligation to make any Loan unless and until the following conditions have been met, to the sole and complete satisfaction of the Banks, the Agent and their respective counsel:

          11.1 No Injunction. No action, proceeding, investigation, regulation or legislation shall have been instituted, threatened or proposed before any court, governmental agency or legislative body to enjoin, restrain, or prohibit, or to obtain substantial damages in respect of, or which is related to or arises out of this Agreement or the making of such Loan, or which in the Banks' sole discretion, would make it inadvisable to make such Loan.

          11.2 No Material Adverse Change. Since October 2, 1993 there shall not have occurred any material adverse change in Borrower's or any Subsidiary's business, or any event, condition, or state of facts which would be expected materially and adversely to affect the prospects of Borrower or any of its Subsidiaries subsequent to consummation of the transactions contemplated by this Agreement as determined by the Majority
Banks in their sole discretion.

          11.3 No Default or Event of Default. There shall exist no Default or Event of
Default or any event or condition which, with the making of the Loans would constitute a
Default or Event of Default.

          11.4 Regulatory Restrictions. Neither Borrower nor any of its Subsidiaries shall be subject to any applicable statute, rule, regulation, order, writ or injunction of any court or governmental authority or agency which would materially restrict or hinder the conduct of
Borrower's or such Subsidiary's business as conducted on the date hereof or which would have a material adverse affect on the business, property, assets, operations or condition, financial or otherwise of Borrower or such Subsidiary.

          11.5 Compliance with Law. The Agent shall have received such evidence as it may reasonably request that the Land and the Mortgaged Property and the uses thereof comply in all material respects with all applicable laws, regulations, codes, orders, ordinances, rules and statutes, including, without limitation, those relating to zoning and environmental protection.

          11.6 Documentation. The Agent and the Banks shall have received the following, each duly executed and delivered to the Agent and the Banks, and each to be satisfactory in form and substance to Agent and its counsel:

          (a)  the Notes;

          (b)  the Deed of Trust;

          (c)  the Second Deed of Trust;

          (d)  an amendment to that certain Environmental Indemnity
Agreement dated
June 3, 1993, reaffirming the warranties and representations made by Borrower thereunder;

          (e) a certificate signed by the chief executive officer and chief financial officer of Borrower dated as of the Closing Date, stating that the representations and warranties set forth in Article 5 hereof are true and correct in all material respects on and as of such date with the same effect as though made on and as of such date, stating that Borrower is on such date in compliance with all the terms and conditions set forth in this Agreement on its part to be observed and performed, and stating that on such date, and after giving effect to the making of any initial Loan no Default or Event of Default has occurred or is continuing;

          (f) a certificate executed by the chief financial officer of Borrower dated as of the Closing Date with respect to the Equipment owned by Borrower;

          (g) a certificate of the Secretary of Borrower dated as of the Closing Date certifying (i) that attached thereto is a true and correct copy of the By-Laws of Borrower, as in effect on the date of such certification, (ii) that attached thereto is a true and complete copy of
Resolutions adopted by the Board of Directors of Borrower, authorizing the execution, delivery and performance of this Agreement and the other Loan
Documents; and (iii) as to the
incumbency and genuineness of the signatures of the officers of Borrower executing this
Agreement or any of the other Loan Documents;

          (h) a copy of the Articles of Incorporation of the Borrower, and all amendments thereto, certified by the Secretary of State of the State of Delaware dated as of a date close to the Closing Date;

          (i) copies of all filing receipts or acknowledgements issued by any governmental authority to evidence any filing or recordation necessary to perfect the Liens of Agent in the Collateral and evidence in a form acceptable to the Majority Banks that such Liens constitute valid and perfected first priority Liens;

          (j) a Good Standing Certificate for Borrower, issued by the Secretary of State of Texas, dated as of a date close to the Closing Date;

          (k) certified copies of Borrower's casualty and liability insurance policies with evidence of the payment of the premium therefor, together, in the case of such casualty policies, with loss payable and mortgagee endorsements on Agent's standard form naming Agent as loss payee;

          (l) the written opinion of Godwin & Carlton, counsel to Borrower, dated as of the Closing Date, in the form attached hereto as Exhibit E hereto, as to the transactions contemplated by this Agreement;

          (m) assurance from a title insurance company satisfactory to the Agent and the
Banks that such title insurance company is committed to cause the Second Deed of Trust to be recorded and, upon re cordation of the Second Deed of Trust, to issue its ALTA lender's title insurance policies in a form acceptable to the Agent and in amounts satisfactory to the Agent, showing the Second Deed of Trust as the "insured mortgage" and insuring the validity and priority of the Second Deed of Trust as a Lien upon the specified
Owned Real Property, subject
only to the First Deed of Trust, subordinated Lien in favor of John Hancock Mutual Life
Insurance Company and to the Permitted Liens described in clauses (b) - (d) of the definition thereof;

          (n)  an amendment to the Subordination Agreement; and

          (o) such other documents, instruments and agreements with respect to the transactions contemplated by this Agreement, in each case in such form and containing such additional terms and conditions as may be reasonably satisfactory to the Majority Banks, and containing, without limitation, representations and warranties which are customary and usual in such documents.

     12. THE AGENT

          12.1 Appointment, Powers and Immunities. Each Bank hereby irrevocably appoints and authorizes the Agent to act as its agent hereunder with such powers as are specifically delegated to the Agent by the terms of this Agreement, together with such other powers as are reasonably incidental thereto. The Agent (which term as used in this sentence and in Section 12.5 and the first sentence of Section 12.6 hereof shall include reference to its
Affiliates and its own and its Affiliates' officers, directors, employees and agents): (a) shall have no duties or responsibilities except those expressly set forth in this Agreement, and shall not by reason of this Agreement be a trustee for any Bank; (b) shall not be responsible to the Banks for any recitals, statements, representations or warranties contained in this Agreement or any of the other Loan Documents, or in any certificate or other instrument, document or agreement referred to or provided for in, or received by any of them under, this Agreement or any of the other Loan
Documents, or for the value, validity, effectiveness, genuineness, enforceability or sufficiency of this Agreement, any Note or any of the other Loan Documents or for any failure by any
Borrower or any other Person to perform any of its obligations hereunder or thereunder; (c) subject to Section 12.3 hereof, shall not be required to initiate or conduct any litigation or collection proceedings hereunder; and (d) shall not be responsible for any action taken or omitted to be taken by it hereunder or under any other agreement, document or instrument referred to or provided for herein or in connection herewith, except for its own gross negligence or willful misconduct. The Agent may employ agents and attorneys-in-fact and shall not be responsible for the negligence or misconduct of any such agents or attorneys-in-fact selected by it in good faith.
The Agent may deem and treat the payee of any Note as the holder thereof for all purposes hereof unless and until a written notice of the assignment or transfer.

          12.2 Reliance by Agent. The Agent shall be entitled to rely upon any certification, notice or other communication (including any thereof by telephone, telex, facsimile, telegram or cable) believed by it to be genuine and correct and to have been signed or sent by or on behalf of the proper Person or Persons, and upon advice and statements of legal counsel, independent accountants and other experts selected by the Agent.
As to any matters not
expressly provided for by this Agreement, the Agent shall in all cases be fully protected in acting, or in refraining from acting, hereunder in accordance with instructions signed by the
Majority Banks, and such instructions of the Majority Banks and any action taken or failure to act pursuant thereto shall be binding on all of the Banks.

          12.3 Defaults. The Agent shall not be deemed to have knowledge or notice of the occurrence of a Default or Event of Default (other than the non-payment of principal of or interest on Loans) unless the Agent has received notice from a Bank or the Borrower specifying such Default or Event of Default and stating that such notice is a "Notice of Default". In the event that the Agent receives such a notice of the occurrence of a Default or Event of Default, the Agent shall give prompt notice thereof to the Banks (and shall give each Bank prompt notice of each such non-payment). The Agent shall (subject to Section 12.7 hereof) take such action with respect to such Default or Event of Default as shall be directed by the Majority Banks, provided that, unless and until the Agent shall have received such directions, the Agent may (but shall not be obligated to) take such action, or refrain from taking such action, with respect to such Default or Event of Default as it shall deem advisable in the best interest of the Banks.

          12.4 Rights as a Bank. With respect to its Loan Percentage and the Loans made by it, Creditanstalt (and any successor acting as Agent) in its capacity as a Bank hereunder shall have the same rights and powers hereunder as any other Bank and may exercise the same as though it were not acting as the Agent, and the term "Bank" or "Banks" shall, unless the context otherwise indicates, include the Agent in its individual capacity. Creditanstalt (and any successor acting as Agent) and its Affiliates may (without having to account therefor to any
Bank) accept deposits from, lend money to and generally engage in any kind of banking, trust or other business with Borrower (and any of its Affiliates) as if it were not acting as the Agent, and Creditanstalt and its Affiliates may accept fees and other consideration from Borrower for services in connection with this Agreement or otherwise without having to account for the same to the Banks.

          12.5 Indemnification. The Banks agree to indemnify the Agent (to the extent not reimbursed under Sections 13.6 or 13.14 hereof, but without limiting the obligations of
Borrower under said Sections 13.6 and 13.14), for their Loan Percentage of any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements of any kind and nature whatsoever which may be imposed on, incurred by or asserted against the Agent in any way relating to or arising out of this Agreement or any other instruments, documents or agreements contemplated by or referred to herein or the transactions contemplated hereby (including, without limitation, the costs and expenses which Borrower is obligated to pay under Section 13.6 hereof but excluding, unless an Event of Default has occurred and is continuing, normal administrative costs expenses incident to the performance of its agency duties hereunder) or the enforcement of any of the terms hereof or of any such other instruments, documents or agreements, provided that no Bank shall be liable for any of the foregoing to the extent they arise from the gross negligence or willful misconduct of the party to be indemnified.

          12.6 Non-Reliance on Agent and other Banks. Each Bank agrees that it has, independently and without reliance on the Agent or any other
Bank, and based on such
documents and information as it has deemed appropriate, made its own credit analysis of the
Borrower and its own decision to enter into this Agreement and that it will, independently and without reliance upon the Agent or any other Bank, and based on such documents and information as it shall deem appropriate at the time, continue to make its own analysis and decisions in taking or not taking action under this Agreement. The Agent shall not be required to keep itself informed as to the performance or observance by the Borrower of this Agreement or any other instrument, document or agreement referred to or provided for herein or to inspect the properties or books of the Borrower. Except for notice, reports and other documents and information expressly required to be furnished to the Banks by the Agent hereunder, the Agent shall not have any duty or responsibility to provide any Bank with any credit or other information concerning the affairs, financial condition or business of the Borrower (or any of its Affiliates) which may come into the possession of the Agent or any of its Affiliates.

          12.7 Failure to Act. Except for action expressly required of the Agent hereunder, the Agent shall in all cases be fully justified in failing or refusing to act hereunder unless it shall receive further assurances to its satisfaction from the Banks of their indemnification obligations under Section 12.5 hereof against any and all liability and expense which may be incurred by it by reason of taking or continuing to take any such action.

          12.8 Resignation or Removal of Agent; Co-Agent.

     (a) Subject to the appointment and acceptance of a successor Agent as provided below, the Agent may resign at any time by giving notice thereof to the Banks and the Borrower and the Agent may be removed at any time with cause by the Majority Banks. Upon any such resignation or removal, the Majority Banks shall have the right to appoint a successor Agent. If no successor Agent shall have been so appointed by the Majority
Banks and shall have accepted
such appointment with 30 days after the retiring Agent's giving of notice of resignation or the
Majority Bank's removal of the retiring Agent, the retiring Agent may, on behalf of the Banks, appoint a successor Agent, which shall be a bank which has a combined capital and surplus of at least Five Hundred Million Dollars ($500,000,000). Upon the acceptance of any appointment as
Agent, such successor Agent shall thereupon succeed to and become vested with all the rights, powers, privileges and duties of the retiring Agent, and the retiring Agent shall be discharged from its duties and obligations hereunder. After any retiring Agent's resignation or removal hereunder as Agent, the provisions of this Section 12 shall continue in effect for its benefit in respect of any actions taken or omitted to be taken by it while it was acting as the Agent.

     (b) In the event that applicable law imposes any restrictions on the identity of an agent such as the Agent or requires the appointment of any co-agent in connection therewith, the
Agent may, in its discretion, for the purpose of complying with such restrictions, appoint one or more co-agents hereunder. Any such Co- Agent(s) shall have the same rights, powers, privileges and obligations as the Agent and shall be subject to and entitled to the benefits of all provisions of this Agreement and the Loan Documents relative to the Agent.
In addition to any rights of the
Majority Banks set forth in subsection (a) above, any such Co-Agent may be removed at any time by the Agent.


     13. MISCELLANEOUS

          13.1 Intellectual Property License. Agent is hereby granted a non-exclusive, assignable license or other right to use, without charge, Borrower's copyrights, patents, patent applications, designs, rights of use, or any property of a similar nature, whether owned by
Borrower or with respect to which Borrower has rights under license, sublicense or other agreements (collectively, the "Intellectual Property Rights"), to the extent such Intellectual
Property Rights are necessary for the proper operation of, or are used by Borrower in the operation of, the Collateral or the Mortgaged Property. Such license (a) may only be used in connection with the operation of the Collateral and the Mortgaged Property, (b) shall terminate upon the payment in full of the Obligations at any time when there does not exist an Event of Default, and (c) shall become perpetual (and shall survive the termination of this Agreement) upon the transfer of any of the Collateral or the Mortgaged
Property in foreclosure of the Agent's
Liens in such Collateral or Mortgaged Property, whether such foreclosure is by right of private sale, judicial sale, deed in lieu, retention in satisfaction of the Obligations or otherwise.
Borrower agrees, at the request of the Agent or the Majority Banks, to take any and all actions and to execute, deliver and/or record any and all instruments, documents, licenses or agreements, as may be necessary or appropriate to confirm the foregoing license and/or evidence such license in any public record.

          13.2 Waiver. Each and every right and remedy granted to the Agent and the
Banks under this Agreement, or any other document delivered hereunder or in connection herewith or allowed it by law or in equity, shall be cumulative and may be exercised from time to time. No failure on the part of the Agent or any Bank to exercise, and no delay in exercising, any right or remedy shall operate as a waiver thereof, nor shall any single or partial exercise by the Agent or any Bank of any right or remedy preclude any other or future exercise thereof or the exercise of any other right or remedy. No waiver by the Agent or the Banks of any Default or Event of Default shall constitute a waiver of any subsequent
Default or Event of Default.

          13.3 Survival. All representations, warranties and covenants made herein shall survive the execution and delivery of all of the Loan Documents.
The terms and provisions of
this Agreement shall continue in full force and effect until all of the Obligations have been indefeasibly paid in full; provided, further, that Borrower's obligations under Sections 3.6, 3.7,
13.6 and 13.14 shall survive the termination of this Agreement.

          13.4 Assignments; Successors and Assigns.

          (a) This Agreement is a continuing obligation and binds, and the benefits hereof shall inure to, Borrower, Agent and each Bank and their respective successors and assigns provided, that Borrower may not transfer or assign any or all of its rights or obligations hereunder without the prior written consent of all of the Banks.

          (b) Any Bank may, in the ordinary course of its commercial banking business and in accordance with the applicable law, at any time sell to one or more banks or other entities
("Participants") participating interests in any Loans owing to such Bank, any of the Notes held by such Bank, or any other interests of such Bank hereunder.
Borrower agrees that each Participant
shall be entitled to the benefits of Section 3.7 and 13.14 with respect to its participation; provided that no Participant shall be entitled to receive any greater amount pursuant to such Section than such Bank would have been entitled to receive in respect of the amount of the participation transferred by such Bank to such Participant had no such transfer occurred.

          (c) Each Bank may, in the ordinary course of its commercial banking business and in accordance with applicable law, at any time assign, pursuant to an assignment substantially in the form of Exhibit F attached hereto and incorporated herein by reference, without the Borrower's consent, to one or more banks having unimpaired capital and surplus of
$250,000,000 or more or may assign with the Borrower's consent
(which shall not be
unreasonably withheld) to any other entities (in either case, "Assignees") all or any part of any Loans owing to such Bank, any of the Notes held by such Bank, or any other interest of such
Bank hereunder; provided, however, that any such assignment shall be in a minimum principal amount of Two Million Dollars ($2,000,000). Borrower and the
Banks agree that to the extent of
any assignment the Assignee shall be deemed to have the same rights and benefits with respect to Borrower under this Agreement and any of the Notes as it would have had if it were a Bank hereunder on the date hereof and the assigning Bank shall be released from its obligations hereunder, to the extent of such assignment.

          (d) Borrower authorizes each Bank to disclose to any Participant or Assignee
("Transferee") and any prospective Transferee any and all financial information in such Bank's possession concerning Borrower which has been delivered to such Bank by Borrower pursuant to this Agreement or which has been delivered to such Bank by Borrower in connection with such
Bank's credit evaluation of Borrower prior to entering into this Agreement.

          (e) Any Bank shall be entitled to have any Note held by it subdivided in connection with a permitted assignment of all or any portion of such Note and the respective
Loans evidenced thereby pursuant to Section 13.4(c) above. In the case of any such subdivision, the new Note (the "New Note") issued in exchange for a Note (the
"Old Note") previously issued
hereunder (i) shall be substantially in the form of Exhibit B hereto,
(ii) shall be dated the date of
such assignment, (iii) shall be otherwise duly completed and (iv) shall bear a legend, to the effect that such New Note is issued in exchange for such Old Note and that the indebtedness represented by such Old Note shall not have been extinguished by reason of such exchange.
Without limiting the obligations of Borrower under Section 13.6 hereof, the Banks shall use reasonable best efforts to ensure that any such assignment does not result in the imposition of any intangibles, documentary stamp and other taxes, if any, which may be payable in connection with the execution and delivery of any such New Note.

          (f) If, pursuant to this subsection, any interest in this Agreement or any of the
Notes is transferred to any Transferee which is organized under the laws of any jurisdiction other than the United States or any State thereof, the Bank making such transfer shall cause such
Transferee, concurrently with the effectiveness of such transfer, (i) to represent to such Bank (for the benefit of such Bank and Borrower) that under applicable law and treaties no taxes will be required to be withheld by such Bank or Borrower with respect to any payments to be made to such Transferee hereunder or in respect of the Loans, (ii) to furnish to such Bank and Borrower either U.S. Internal Revenue Service Form 4224 or U.S. Internal Revenue Service Form 1001
(wherein such Transferee claims entitlement to complete exemption from U.S. federal withholding tax on all payments hereunder) and (iii) to agree (for the benefit of such Bank and Borrower) to provide such Bank and Borrower a new Form 4224 or Form 1001 upon the obsolescence of any previously delivered form and comparable statements in accordance with applicable U.S. laws and regulations and amendments duly executed and completed by such
Transferee, and to comply from time to time with all applicable
U.S. laws and regulations with
regard to such withholding tax exemption.

          13.5 Counterparts. This Agreement may be executed in two or more counterparts, each of which when fully executed shall be an original, and all of said counterparts taken together shall be deemed to constitute one and the same agreement. Any signature page to this Agreement may be witnessed by a telecopy or other facsimile of any original signature page and any signature page of any counterpart hereof may be appended to any other counterpart hereof to form a completely executed counterpart hereof.

          13.6 Expense Reimbursement. Borrower agrees to reimburse the Agent for all of the Agent's expenses incurred in connection with the development, preparation, execution, delivery, modification, regular review and administration of this Agreement, the Notes and the other Loan Documents, including audit costs, appraisal costs, the cost of searches, filings and filing fees, taxes and the fees and disbursements of Agent's attorneys, Messrs. Troutman Sanders, and any counsel retained by them, and all costs and expenses incurred by the Agent and the Banks (including attorney's fees and disbursements) to: (i) commence, defend or intervene in any court proceeding; (ii) file a petition, complaint, answer, motion or other pleading, or to take any other action in or with respect to any suit or proceeding (bankruptcy or otherwise) relating to the Collateral, the Mortgaged Property or this Agreement, the Deed of Trust, the Notes or any of the other Loan Documents; (iii) protect, collect, lease, sell, take possession of, or liquidate any of the Collateral or the Mortgaged Property; (iv) attempt to enforce any Lien in any of the Collateral or the Mortgaged Property or to seek any advice with respect to such enforcement; and (v) enforce any of the Agent's and the Banks' rights to collect any of the Obligations. Borrower also agrees to pay, and to save harmless the Agent and the Banks from any delay in paying, any intangibles, mortgage, documentary stamp and other taxes, if any, which may be payable in connection with the execution and delivery of this Agreement, the Notes or any of the other Loan
Documents, or the recording of any thereof, or in any modification hereof or thereof.
Additionally, Borrower shall pay to the Agent and each Bank on demand any and all fees, costs and expenses which the Agent or such Bank pays to a bank or other similar institution arising out of or in connection with (a) the forwarding to Borrower or any other Person on Borrower's behalf, by the Agent or such Bank of proceeds of any Loan and (b) the depositing for collection by of any check or item of payment received by or delivered to the Agent or such Bank on account of the Obligations. Borrower's obligations under this Section shall survive the termination of this Agreement and the repayment of the Obligations.

          13.7 Severability. If any provision of this Agreement or any of the Loan
Documents or the application thereof to any party thereto or circumstances shall be invalid or unenforceable to any extent, the remainder of this Agreement or such Loan Documents and the application of such provisions to any other party thereto or circumstance shall not be affected thereby and shall be enforced to the greatest extent permitted by law.

          13.8 Notices. All notices, requests, demands and other communications under this Agreement shall be in writing and shall be deemed to have been given or made when (a) delivered by hand, (b) sent by telex or telecopier (with receipt confirmed), provided that a copy is mailed by certified mail, return receipt requested, or (c) except as otherwise provided herein, deposited in the mail, registered or certified mail, postage prepaid, addressed to such party at the "Address for Notices" specified below its name on the signature pages hereto or to such other address as may be designated hereafter in writing by the respective parties hereto.

          13.9 Entire Agreement - Amendment. This Agreement and the Loan
Documents constitute the entire agreement between the parties hereto with respect to the subject matter hereof and supersede all prior negotiations, understandings and agreements between such parties in respect of such subject matter, including, without limitation, as set forth in that certain commitment letter dated June 17, 1994 from Creditanstalt to Borrower, accepted by Borrower
June 20, 1994. Neither this Agreement nor any provision hereof may be changed, waived, discharged, modified or terminated except pursuant to a written instrument signed by Borrower, the Agent and the Majority Banks or by the Borrower and the Agent acting with the consent of the Majority Banks; provided, however, that no such amendment, waiver, discharge, modification or termination shall, except pursuant to an instrument signed by Borrower, the
Agent and all of the Banks or by the Borrower and the Agent acting with the consent of all of the Banks, (a) extend the date fixed for the payment of principal of, or interest on, any Loan; (b) reduce the amount of any payment of principal of, or the rate of interest on, any Loan (except for changes in interest rates pursuant to Section 3.1(b) hereof); (c) reduce any fee payable hereunder;
(d) alter the terms of this Section 13.9; (e) release any collateral securing the Loans, or any portion thereof; (f) change the Loan Percentage of any Bank; or (g) amend the definitions of the term "Majority Banks" set forth in Section 1.1 hereof; provided, further, that any amendment, waiver, discharge modification or termination of any provision of
Section 12 hereof, or which
increases the obligations of the Agent hereunder, shall require the written consent of the Agent.

          13.10 Time of the Essence. Time is of the essence in this Agreement and the other Loan Documents.

          13.11 Interpretation. No provision of this Agreement shall be construed against or interpreted to the disadvantage of any party hereto by any court or other governmental or judicial authority by reason of such party having or being deemed to have structured or dictated such provision.

          13.12 Banks Not a Joint Venturer. Neither this Agreement nor any agreements, instruments, documents or transactions contemplated hereby (including the Loan Documents) shall in any respect be interpreted, deemed or construed as making the Agent or the Banks a partner or joint venturer with Borrower or as creating any similar relationship or entity, and
Borrower agrees that it will not make any assertion, contention, claim or counterclaim to the contrary in any action, suit or other legal proceeding involving the Agent or the Banks and
Borrower.

          13.13 Cure of Defaults by Banks. If, hereafter, Borrower defaults in the performance of any duty or obligation to the Agent and the Banks hereunder, the Agent or any
Bank may, at its option, but without obligation, cure such default and any costs, fees and expenses incurred by the Agent or such Bank in connection therewith including, without limitation, for payment on mortgage or note obligations, for the purchase of insurance, the payment of taxes and the removal or settlement of Liens and claims, shall be included in the Obligations and be secured by the Collateral and the Mortgaged
Property.

          13.14 Indemnity. In addition to any other indemnity provided for herein, or in the other Loan Documents, Borrower hereby indemnifies the Agent and each Bank from and against any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements of any kind or nature whatsoever (including, without limitation, fees and disbursements of counsel) which may be imposed on, incurred by, or asserted against the Agent or such Bank in any litigation, proceeding or investigation instituted or conducted by any governmental agency or instrumentality or any other Person (other than Borrower) with respect to any aspect of, or any transaction contemplated by, or referred to in, or any matter related to, this Agreement or the other Loan Documents, or the other transactions contemplated hereby, whether or not Agent or such Bank is a party thereto, except to the extent that any of the foregoing arises out of gross negligence or willful misconduct of Agent or such Bank, as the case may be. Borrower's obligations under this Section shall survive the termination of this
Agreement and the repayment of the Obligations.

          13.15 Attorney-in-Fact. Borrower hereby designates, appoints and empowers
Agent irrevocably as its attorney-in-fact, at Borrower's cost and expense, to do in the name of Borrower any and all actions which Agent may deem necessary or advisable to carry out the terms hereof upon the failure, refusal or inability of Borrower to do so, and Borrower hereby agrees to indemnify and hold Agent harmless from any costs, damages, expenses or liabilities arising against or incurred by the Agent in connection therewith except to the extent that any of such costs, damages, expenses or liabilities arise out of Agent's gross negligence or willful misconduct.

          13.16 Sole Benefit. The rights and benefits set forth in this Agreement and in the other Loan Documents are for the sole and exclusive benefit of the parties thereto and may be relied upon only by them.

          13.17 Termination Statements. Borrower acknowledges and agrees that it is
Borrower's intent that all financing statements filed hereunder shall remain in full force and effect until this Agreement shall have been terminated in accordance with the provisions hereof, even if, at any time or times prior to such termination, no loans or Loans shall be outstanding hereunder. Accordingly, Borrower waives any right which it may have under Section 9-404(1) of the UCC to demand the filing of termination statements with respect to the Collateral, and agrees that the Agent shall not be required to send such termination statements to Borrower, or to file them with any filing office, unless and until this Agreement shall have been terminated in accordance with its terms and all Obligations paid in full in immediately available funds. Upon such termination and payment in full, Agent shall execute appropriate termination statements and deliver the same to Borrower.

          13.18     Governing Law; Jurisdiction.  THIS AGREEMENT
AND THE OTHER
LOAN DOCUMENTS, AND THE RIGHTS AND
OBLIGATIONS OF THE PARTIES
HEREUNDER AND THEREUNDER, SHALL BE GOVERNED
BY, AND CONSTRUED IN
ACCORDANCE WITH, THE LAWS OF THE STATE OF NEW
YORK (WITHOUT
REGARD TO PRINCIPLES OF CONFLICTS OF LAW).
BORROWER HEREBY (A)
SUBMITS TO THE NONEXCLUSIVE JURISDICTION OF THE
UNITED STATES
DISTRICT COURT FOR THE SOUTHERN DISTRICT OF NEW
YORK AND OF ANY NEW
YORK STATE COURT SITTING IN NEW YORK CITY FOR
THE PURPOSES OF ALL
LEGAL PROCEEDINGS ARISING OUT OF OR RELATING TO
THIS AGREEMENT AND
(B) IRREVOCABLY WAIVES, TO THE FULLEST EXTENT
PERMITTED BY LAW, ANY
OBJECTION WHICH IT MAY NOW OR HEREAFTER HAVE
TO THE LAYING OF THE
VENUE OF ANY SUCH PROCEEDING BROUGHT IN SUCH
A COURT OR ANY CLAIM
THAT ANY SUCH PROCEEDING BROUGHT IN SUCH A
COURT HAS BEEN BROUGHT
IN AN INCONVENIENT FORUM.  NOTWITHSTANDING
ANYTHING HEREIN TO THE
CONTRARY, NOTHING HEREIN SHALL LIMIT THE RIGHT
OF THE AGENT OR THE
BANKS TO BRING PROCEEDINGS AGAINST BORROWER
IN THE COURTS OF ANY
OTHER JURISDICTION.

          13.19     Waiver of Jury Trial.  BORROWER, AGENT AND
EACH BANK EACH
HEREBY KNOWINGLY, INTELLIGENTLY AND
INTENTIONALLY WAIVES ANY AND
ALL RIGHTS IT MAY HAVE TO A TRIAL BY JURY IN
RESPECT OF ANY LEGAL
PROCEEDING BASED ON OR ARISING OUT OF, UNDER, IN
CONNECTION WITH,  OR
RELATING TO THIS AGREEMENT, ANY OF THE NOTES,
ANY OF THE OTHER LOAN
DOCUMENTS, THE TRANSACTIONS CONTEMPLATED
HEREBY, OR ANY COURSE
OF CONDUCT, COURSE OF DEALING, STATEMENTS
(WHETHER ORAL OR
WRITTEN), OR ACTIONS OF BORROWER, AGENT OR ANY
BANK.  THIS PROVISION
IS A MATERIAL INDUCEMENT FOR THE BANKS MAKING
THE LOANS TO
BORROWER.

     IN WITNESS WHEREOF, each of Borrower, the Agent and the Banks has set its hand and seal as of the day and year first above written.

     "BORROWER"

     PILGRIM'S PRIDE CORPORATION


     By:  Lonnie A. Pilgrim
          Chief Executive Officer

     Attest:   Clifford E. Butler
               Chief Financial Officer

                    [CORPORATE SEAL]

     Address for Notices:

     Pilgrim's Pride Corporation
     110 South Texas
     P.O. Box 93
     Pittsburg, Texas  75686
     Attn:  Mr. Clifford E. Butler
     Telecopy Number: (903) 856-7505

     with a copy to:

     Godwin & Carlton
     901 Main Street
     Dallas, Texas  75202
     Attn: James R. Vetter, Esq.
     Telecopy Number: (214) 760-7332

     [Signatures continued on following page]     [Signatures continued from
previous page]


     "AGENT"

     CREDITANSTALT-BANKVEREIN



     By: Robert M. Biringer
         Senior Vice President


     By: Gregory F. Mathis
         Vice President

     Address for Notices:
     Creditanstalt-Bankverein
     245 Park Avenue
     New York, New York  10167
     Attn:  Dennis O'Dowd
     Telecopy Number: (212) 851-1234

     with copies to:

     Creditanstalt-Bankverein
     Two Ravinia Drive
     Suite 1680
     Atlanta, Georgia  30346
     Attn: Robert M. Biringer/Joseph P. Longosz
     Telecopy Number: (404) 390-1851

     and

     Troutman Sanders
     NationsBank Plaza, Suite 5200
     600 Peachtree Street, N.E.
     Atlanta, Georgia  30308-2216
     Attn:  Hazen H. Dempster, Esq.
     Telecopy Number: (404) 885-3900


Commitment
     "BANKS"

     CREDITANSTALT-BANKVEREIN
  $10,000,000


     By: Robert M. Biringer
         Senior Vice President


     By: Gregory F. Mathis
         Vice President

     Address for Notices:
     Creditanstalt-Bankverein
     245 Park Avenue
     New York, New York  10167
     Attn:  Dennis O'Dowd
     Telecopy Number: (212) 851-1234

     with copies to:

     Creditanstalt-Bankverein
     Two Ravinia Drive
     Suite 1680
     Atlanta, Georgia  30346
     Attn:     Robert M. Biringer/Joseph P. Longosz
     Telecopy Number: (404) 390-1851

     and

     Troutman Sanders
     NationsBank Plaza, Suite 5200
     600 Peachtree Street, N.E.
     Atlanta, Georgia  30308-2216
     Attn:  Hazen H. Dempster, Esq.
     Telecopy Number: (404) 885-3900
     EXHIBIT "E"

     Form of Opinion of Godwin & Carlton





     SECOND AMENDMENT TO GUARANTEE AGREEMENT


     SECOND AMENDMENT TO GUARANTEE AGREEMENT (this "Second Amendment"), dated as of October 2, 1994, by and among LONNIE A. PILGRIM, an individual residing in the State of Texas ("L. Pilgrim") and PATTY R. PILGRIM, an individual residing in the State of Texas ("P. Pilgrim") (L. Pilgrim and P. Pilgrim being hereinafter referred to, individually, as a "Guarantor" and, collectively, as the "Guarantors") and STATE STREET BANK AND TRUST COMPANY OF CONNECTICUT, N.A., as Security Trustee under an Amended and Restated Collateral Trust Indenture, dated as of September 21, 1990 (as amended to and including the date hereof, the "Indenture"), between Pilgrim's Pride Corporation, a Delaware corporation, and State Street Bank and Trust Company of Connecticut, N.A., as Security Trustee (referred to herein as the "Security Trustee", which term shall also include its successors and assigns, including, without limitation, any successor security trustee under said Indenture).

     W I T N E S S E T H:

     WHEREAS, the Guarantors have guaranteed the payment and performance of all obligations of Pilgrim's Pride Corporation arising under, or in respect of (i) all Notes at any time issued or delivered pursuant to the Indenture or delivered in substitution and exchange therefor, (ii) the Indenture, and (iii) certain other obligations, pursuant to a certain Guarantee Agreement dated as of October 1, 1986 (as amended by a First Amendment dated as of September 21, 1990, the "Existing Guarantee"), and

     WHEREAS, the Guarantors currently own sixty-five percent (65%) of the issued and outstanding common stock of Pilgrim's Pride Corporation; and

     WHEREAS, the Guarantors have requested certain modifications to the Existing Guarantee which modifications are acceptable to the holders of the Notes; and

     WHEREAS, the holders of the Notes have instructed the Security Trustee to execute and deliver this Second Amendment to Guarantee
Agreement.

     NOW THEREFORE, the Security Trustee and the Guarantors hereby agree as follows:

     Section 1.     Deletion of Certain Sections of Existing
Guarantee. Sections 1A, 1B and Schedule A of the Existing Guarantee are hereby deleted.

     Section 2. Stock Ownership. Section 2.1(i) of the Existing Guarantee is hereby deleted, and a new Section 2.1(g) is hereby added to the Existing Guarantee, as follows:

     (g) Ownership -- the Guarantors or their respective executors or administrators shall at any time fail to own, in the aggregate, at least 51% of the Common Stock outstanding at such time, or any Common Stock owned by either or both of the Guarantors shall be subject to any pledge or other encumbrance whatsoever.

     Section 3.     Amendments to Defined Terms.       Section 3.1 of
the Existing Guarantee is hereby amended by redefining the following terms as follows:

     Agreement -- the eighth recital to this Agreement.

     Existing Note Purchase Agreement -- the sixth recital to this Agreement.

     Guarantee Agreement -- the eighth recital to this Agreement.

     Indenture -- that certain amended and restated Collateral Trust Indenture dated as of September 21, 1990, between Pilgrim's Pride
Corporation and State Street Bank and Trust Company of Connecticut, N.A., as Security Trustee, as the same may be amended or supplemented from time to time.

     1990 Note Purchase Agreement -- the sixth recital to this Agreement.

     Series C Notes -- the fourth recital to this agreement.

     Series D Notes -- the fourth recital to this agreement.

     Section 4.     Financing Documents.  Each of the Financing
Documents is hereby amended and modified to the extent that all references therein to, and descriptions therein of, the Existing Guarantee shall be deemed to refer to and describe the Existing Guarantee as amended and modified by this Second Amendment.

     Section 5. Modification: Full Force and Effect. The parties hereto hereby acknowledge and agree that, except as provided in this Second Amendment, the Existing Guarantee remains in full force and effect.

     Section 6. Counterparts. This Second Amendment may be executed in two or more counterparts, each of which shall be deemed an original, and all of which, taken together, shall constitute and be taken as one and the same instrument.

     IN WITNESS THEREOF, the parties hereto have executed this Second Amendment as of the date first hereinabove mentioned.


                              LONNIE A. PILGRIM








                              PATTY R. PILGRIM







STATE STREET BANK AND TRUST COMPANY OF CONNECTICUT, N.A., as Security Trustee

                              By:       Michael J. D'Angelico

                                        Its     Vice President

SUPPLEMENTAL INDENTURE

RE:  PILGRIM'S PRIDE CORPORATION


     THIS SUPPLEMENTAL INDENTURE (this "Supplemental Indenture"), dated as of October 2, 1994, between PILGRIM'S PRIDE CORPORATION (the "Company"), a Delaware corporation, and STATE STREET BANK AND TRUST COMPANY OF CONNECTICUT, N.A., as trustee (together with any successor security trustee, herein referred to as the "Security Trustee") for the trust created by the Amended and Restated Collateral Trust Indenture (as amended and in effect immediately prior to the effectiveness of this Supplemental Indenture, the "Existing Indenture," and as amended and/or supplemented from time to time, the "Trust Indenture"), dated as of September 21, 1990, between the Security Trustee and the Company.

     RECITALS:

     WHEREAS, the Company heretofore duly executed and delivered under the Existing Indenture (a) a Series of Notes limited, except as otherwise provided in the Existing Indenture, in aggregate principal amount to Twelve Million Dollars ($12,000,000), to be known as its 9.55% Senior Secured Notes, Series A, due October 1, 1998 (hereinafter sometimes called, and as more particularly defined in Section 2.1 of the Existing Indenture, the "Series A Notes"), (b) a Series of Notes limited, except as otherwise provided in the Existing Indenture, in aggregate principal amount to Eight Million Dollars ($8,000,000), to be known as its Variable Rate Senior Secured Notes, Series B, due October 1, 1992 (hereinafter sometimes called, and as more particularly defined in Section 2.1 of the Existing Indenture, the "Series B Notes"), (c) a Series of Notes limited, except as otherwise provided in the Existing Indenture, in aggregate principal amount to $22,000,000, to be known as its 10.49% Senior Secured Notes, Series C, due September 21, 2002 (hereinafter sometimes called, and as more particularly defined in Section 2.1 of the Existing Indenture, the "Series C Notes"), and (d) a Series of Notes limited, except as otherwise provided in the Existing Indenture, in aggregate principal amount to $18,000,000, to be known as its Variable Rate Senior Secured Notes, Series D, due December 31, 1996 (hereinafter sometimes called, and as more particularly defined in Section 2.1 of the Existing Indenture, the "Series D Notes"); and

     WHEREAS, the Series B Notes were exchanged for Series D Notes on October 5, 1990 and additional Series D Notes were issued in conjunction therewith; and

     WHEREAS, the Series D Notes have been prepaid in full; and

     WHEREAS, the Series A Notes and the Series C Notes are the only
Notes still outstanding as of the date on which this Supplemental Indenture becomes effective; and

     WHEREAS, the Company has requested that certain financial covenants in the Existing Indenture be modified; and

     WHEREAS, the Company and all the holders of Notes wish to cancel the effect of the Supplemental Indentures dated as of December 9, 1991 and as of March 28, 1992, respectively, and to otherwise supplement the Existing Indenture pursuant to this Supplemental Indenture; and

     WHEREAS, in accordance with Section 9.2 of the Existing Indenture, all holders of Notes, as of the date hereof, have consented to the terms, provisions and conditions of, and have directed the Security Trustee to enter into, this Supplemental Indenture; and

     WHEREAS, for purposes of this Supplemental Indenture, the capitalized terms used herein and not defined herein shall have the respective meanings given to such terms in the Existing Indenture; and

     WHEREAS, all acts and proceedings required by law and by the Certificate of Incorporation and By-laws of the Company necessary to constitute this Supplemental Indenture a valid and binding agreement for the uses and purposes herein set forth, in accordance with its terms, have been done and taken, and the execution and delivery of this Supplemental Indenture have been in all respects duly authorized;

     AGREEMENT:

     NOW THEREFORE, THIS AGREEMENT AND SUPPLEMENTAL INDENTURE
WITNESSETH, that to set forth the terms and conditions with respect to all of the Notes now and hereafter issued and delivered and outstanding under the Existing Indenture, and in consideration of the premises and of the covenants herein contained, the consent of the holders of Notes to the provisions of this Supplemental Indenture and the sum of $1.00 paid to the Security Trustee by the Company at or before the delivery hereof, the receipt and sufficiency of which are hereby acknowledged, it is hereby covenanted and agreed by and between the parties hereto that all of the Notes issued under the Existing Indenture are to be issued, delivered and outstanding subject to the further covenants, conditions, uses and trusts hereinafter set forth and set forth in the Trust Indenture; and the Company, for itself and its successors, does hereby covenant and agree to and with the Security Trustee with respect to said trust, for the benefit of all present and future holders of the Notes as follows:

ARTICLE 1 DEFINITIONS.

     Article 1 of the Existing Indenture is hereby amended and restated to read in its entirety as follows:

     Section 1.1    Certain Definitions.  For purposes of this
Indenture, the following terms shall have the respective meanings set forth below or provided for in the section of this Indenture referred to immediately following such term (such definitions, unless otherwise expressly provided, to be equally applicable to both the singular and plural forms of the terms defined):

          Acceptable Bank -- a commercial bank organized under the laws of the United States or any state thereof, having deposits of not less than One Hundred Million Dollars ($100,000,000).

          Acceptable Repurchase Securities -- means United States
Government Securities, Bankers Acceptances and certificates of deposit from an Acceptable Bank.

          Acceptable Transferor -- means any corporate entity not an Affiliate which is organized under the laws of the United States of America or any State thereof, which has capital, surplus and undivided profits aggregating at least One Hundred Million Dollars ($100,000,000) and in which the Company and its Subsidiaries shall not have, at any one time, made Investments having an aggregate value in excess of Five Million Dollars ($5,000,000).

          Adjusted Funded Debt -- with respect to any Person, means without duplication

               (1) its liabilities for borrowed money, other than Current Debt;

               (2) liabilities secured by any Lien existing on Property owned by such Person (whether or not such liabilities have been assumed) other than Current Debt;

               (3)  the present value of all payments due
under any lease or under any other arrangement for retention of title (discounted at the implicit rate if known or 8% per annum otherwise) if such lease or other arrangement is in substance (a) a financing or capital lease (including any lease (i) under which the lessee has or will have an option to purchase the Property subject thereto at a nominal amount or an amount less than a reasonable estimate of the Fair Market Value of such Property at the date of such purchase, (ii) with respect to which the lessor has filed a financing statement other than for information purposes with respect to an operating lease, (iii) with respect to which the present value of all rental and other fixed payments due under such lease is equal to or exceeds ninety percent (90%) of the remainder of (x) the fair value of the Property subject thereto minus (y) the amount of any related investment tax credit retained by the lessor under such lease, or (iv) the term of which approximates or exceeds seventy- five percent (75%) of the reasonably estimated economic life of the Property subject thereto), (b) an arrangement for the retention of title for security purposes, or (c) an installment purchase;

               (4)  its liabilities under Guaranties; and

               (5)  any other obligations (other than
deferred taxes) which are required by generally accepted accounting principles to be shown as liabilities on its balance sheet and which are payable or remain unpaid more than one (1) year from the creation thereof.

          Adjusted Tangible Assets -- means at any time, with respect to any Person, all assets of such Person (including, without duplication, the capitalized value of any leasehold interest under any financing lease constituting Adjusted Funded Debt) except:

               (a)  deferred assets, other than prepaid
insurance and prepaid taxes;

               (b)  patents, copyrights, trademarks, trade
names, franchises, goodwill, experimental expense and other similar intangibles;

               (c)  Restricted Investments;

               (d)  unamortized debt discount and expense;
and

               (e)  assets reflecting the capitalized value
of leased property (or reflecting any improvement thereto), to the extent that the leases of such property are not reflected in, or do not constitute, Adjusted Funded Debt.

          Advance Closing Date -- means any date on or prior to October 31, 1990 on which Series D Notes are sold by the Company to a purchaser thereof in accordance with the provisions of the Note Purchase Agreement in respect thereof.

          Affiliate -- a Person (other than a Subsidiary) (a) which directly or indirectly through one or more intermediaries controls, or is controlled by, or is under common control with any one or more of the Company and its Subsidiaries, (b) which beneficially owns or holds five percent (5%) or more of any class of the Voting Stock of any one or more of the Company and its Subsidiaries or (c) five percent (5%) or more of the Voting Stock (or in the case of a Person which is not a corporation, five percent (5%) or more of the equity interest) of which is beneficially owned or held by any one or more of the Company and its Subsidiaries. The term "control" means the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of a Person, whether through the ownership of voting securities, by contract or otherwise.

          Amended and Restated Collateral Trust Indenture, this
Trust Indenture, this    Agreement or this Indenture -- this Amended and
Restated Collateral Trust Indenture, as the same may from time to time be amended.

          Applicable Premium Amount -- means, at any time and with respect to the outstanding principal amount of Notes of any Series of Notes then required to be paid or prepaid, the following percentage of such outstanding principal amount of Notes of such Series then required to be paid or prepaid:

               (i) with respect to any Series of Notes if at such time the Company is not permitted to optionally prepay such outstanding principal of Notes of such Series pursuant to the provisions of this Indenture, a percentage equal to the greater of (a) the rate of interest per annum stated in the Notes of such Series to be in effect on the date immediately preceding such payment or (b) the Make Whole Amount with respect to such payment; and

               (ii) with respect to any Series of Notes if at such time the Company is permitted to optionally prepay such outstanding principal of Notes of such Series pursuant to the provisions of this Indenture, a percentage equal to the premium which would have been payable if the Company then had elected to optionally prepay such Notes pursuant to the provisions of this Indenture.

          Applicable Series B Interest Period -- shall mean:

               (i)  with respect to any Series B Portion to
which the Company has elected to have the Eurodollar Series B Rate applicable, shall be any period of one (1), three (3) or six (6) months commencing on (x) the Closing Date for the Series B Notes if such rate is to be then applicable to such Series B Portion, and (y) thereafter, the next Applicable Series B Rate Adjustment Date, as shall be selected by the Company not less than two (2) Business Days prior to such Applicable Series B Rate Adjustment Date for such Series B Portion (or, with respect to such Series B Portion of Series B Notes issued on the Closing Date for such Series, if any, two (2) Business Days prior to such Closing Date) and ending on the last day of such period which is immediately followed by a Business Day;

               (ii) with respect to any Series B Portion to which the Company has elected to have the Fixed Series B Rate applicable, shall be any period of thirty (30), sixty (60), ninety (90), one hundred twenty (120), one hundred fifty (150) or one hundred eighty (180) days commencing on (x) the Closing Date for the Series B Notes if such rate is to be then applicable to such Series B Portion, and (y) thereafter, the next Applicable Series B Rate Adjustment Date, as shall be selected by the Company not less than one (1) Business Day prior to such Applicable Series B Rate Adjustment Date for such Series B Portion (or, with respect to such Series B Portion of Series B Notes issued on the Closing Date for such Series, if any, one (1) Business Day prior to such Closing Date) and ending on the last day of such period which is immediately followed by a Business Day; and

               (iii)     with respect to any Series B Portion to
which the Company has elected to have the Reference Series B Rate applicable, shall be any period of days not exceeding one hundred eighty
(180) days commencing on (x) the Closing Date for the Series B Notes if such rate is to be then applicable to such Series B Portion and (y) thereafter, the next Applicable Series B Rate Adjustment Date, as shall be selected by the Company not less than one (1) Business Day prior to such Applicable Series B Rate Adjustment Date for such Series B Portion (or, with respect to such Series B Portion of Series B Notes issued on the Closing Date for such Series, if any, one (1) Business Day prior to such Closing Date), and ending on the day prior to the following Applicable Series B Rate Adjustment Date.

          Applicable Series B Interest Rate -- shall mean the interest rate in effect for each Series B Portion of Series B Notes, as determined by Section 2.1 of this Indenture, which shall be either (x) the Reference Series B Rate plus one-quarter percent (.25%), computed on the basis of a 360-day year and actual days elapsed, (y) the Eurodollar Series B Rate plus one and one-half percent (1-1/2%), computed on the basis of a 360-day year of twelve 30-day months, or (z) the Fixed Series B Rate plus one and one-half percent (1-1/2%), computed on the basis of a 360-day year of twelve 30-day months.

          Applicable Series B Rate Adjustment Date -- with respect to any Series B Portion, shall mean (x) the first (1st) Business Day of any Applicable Series B Interest Period as shall have been selected by the Company for the Applicable Series B Interest Rate applicable to such Series B Portion or (y) if no selection shall have been made by the Company on any Series B Determination Date for such Series B Portion, such Series B Determination Date.

          Applicable Series D Interest Period -- shall mean:

          (i) with respect to any Series D Portion to which the Company has elected to have the Eurodollar Series D Rate applicable, shall be any period of one (1), three (3) or six (6) months commencing on (x) in the case of such Series D Portion to be advanced on any Advance Closing Date, such Advance Closing Date, and (y) thereafter, the next Applicable Series D Rate Adjustment Date, as shall be selected by the Company not less than two (2) Business Days (or such shorter period of time as the holders of Series D Notes may agree to) prior to such Applicable Series D Rate Adjustment Date for such Series D Portion (or, with respect to such Series D Portion to be advanced on an Advance Closing Date, two (2) Business Days prior to such Advance Closing Date) and ending on the last day of such period;

          (ii) with respect to any Series D Portion to which the Company has elected to have the Fixed Series D Rate applicable, shall be any period of thirty (30), sixty (60), ninety (90), one hundred twenty
(120), one hundred fifty (150) or one hundred eighty (180) days commencing on (x) in the case of such Series D Portion to be advanced on any Advance Closing Date, such Advance Closing Date and (y) thereafter, the next Applicable Series D Rate Adjustment Date, as shall be selected by the Company not less than one (1) Business Day (or such shorter period of time as the holders of Series D Notes may agree to) prior to such Applicable Series D Rate Adjustment Date for such Series D Portion (or, with respect to such Series D Portion advanced on an Advance Closing Date, one (1) Business Day prior to such Advance Closing Date) and ending on the last day of such period; and

          (iii) with respect to any Series D Portion to which the Company has elected to have the Reference Series D Rate appli cable, shall be any period of days not exceeding one hundred eighty (180) days commencing on (x) in the case of such Series D Portion to be advanced on any Advance Closing Date, such Advance Closing Date and (y) thereafter, the next Applicable Series D Rate Adjustment Date, as shall be selected by the Company not less than one (1) Business Day (or such shorter period of time as the holders of Series D Notes may agree to) prior to such Applicable Series D Rate Adjustment Date for such Series D Portion (or, with respect to such Series D Portion to be advanced on any Advance Closing Date, one
(1) Business Day prior to such Advance Closing Date) or as deemed selected pursuant to Section 2.1(d) hereof, and ending on the last day of such period or as provided in said Section 2.1(d);

          provided, however, that:

               (A)  if any Applicable Series D Interest
Period would end on a day not a Business Day, it shall end on the next succeeding Business Day except that with respect to any Applicable Series D Interest Period in respect of which the Eurodollar Series D Rate is applicable, if the next succeeding Business Day would fall in the next calendar month, such Applicable Series D Interest Period shall end on the Business Day immediately preceding the last day of such Applicable Series D Interest Period but for such change;

               (B) any Applicable Series D Interest Period which would otherwise extend beyond December 31, 1996 shall end on December 31, 1996; and

               (C)  interest shall accrue in respect of any
Applicable Series D Interest Period from and including the first day thereof to (but excluding) the last day thereof and each Applicable Series D Interest Period that succeeds any then expiring Applicable Series D Interest Period shall be deemed to commence on the last day of such expiring Applicable Series D Interest Period.

          Applicable Series D Interest Rate -- shall mean the interest rate in effect for each Series D Portion of Series D Notes, as determined by Section 2.1(d) hereof, which shall be either (x) the Reference Series D Rate plus one-quarter percent (.25%), computed on the basis of a 360-day year and actual days elapsed, (y) the Eurodollar Series D Rate plus one and one-half percent (1-1/2%), computed on the basis of a 360-day year of twelve 30-day months, or (z) the Fixed Series D Rate plus one and one-half percent (1-1/2%), computed on the basis of a 360-day year of twelve 30-day months.

          Applicable Series D Rate Adjustment Date -- with respect to any Series D Portion, shall mean (x) the first (1st) Business Day of any Applicable Series D Interest Period as shall have been selected by the Company in accordance with the terms of Section 2.1(d) hereof for the Applicable Series D Interest Rate also selected by the Company in accordance with the terms of said Section 2.1(d) applicable to such Series D Portion or (y) if no such selection of either an Applicable Series D Interest Period or an Applicable Series D Interest Rate in accordance with the terms of Section 2.1(d) of this Indenture shall have been made by the Company, the last day of the then Applicable Series D Interest Period in respect of such Series D Portion.

          Bankers Acceptance -- any draft drawn on an Acceptable
Bank and accepted by such Acceptable Bank which is due and payable not more than one hundred eighty (180) days from the original date thereof.

          Board of Directors -- the board of directors of the Company or any committee thereof which, in the instance, has the lawful power to exercise the power and authority of such board of directors.

          Business Day -- a day other than a Saturday, a Sunday or a day on which banks are required by law (other than a general banking moratorium or holiday for a period exceeding four consecutive days) to be closed in the State of Texas, the State of New York, the State of Connecticut or the State of California, and, with respect to all notices and determinations in connection with, and payments of principal of, and interest on, any Series B Portion to which the Eurodollar Series B Rate is applicable or any Series D Portion to which the Eurodollar Series D Rate is applicable, any day which is a "Business Day," as described above, and is also a day on which banks are open for business and quoting interest rates for dollar deposits in Grand Cayman, British West Indies.

          Closing Date -- Section 1.2 of the Note Purchase
Agreements in respect of the Series A Notes and the Series B Notes.

          Code -- Uniform Commercial Code as in effect from time to time in the State of Connecticut.

          Collateral -- Paragraph C of the Granting Clauses hereof.

          Company -- first paragraph of this Indenture.

          Consolidated Adjusted Current Liabilities -- at any time means the amount at which the current liabilities of the Company and all Subsidiaries (specifically including, without limitation, the current portion of any obligation constituting Adjusted Funded Debt) would be shown on a consolidated balance sheet at such time, but excluding from such current liabilities any amount constituting the current portion of any deferred income taxes arising as the result of differences between the Company's method of reporting and determining income under the Internal Revenue Code, as amended, and its method of reporting and determining income pursuant to generally accepted accounting principles (including, without limitation, the use, for Internal Revenue Code purposes, of the so-called farm price method of accounting), but including in such current liabilities any income tax liability of the Company and its Subsidiaries payable within 12 months of such time, whether presented as a part of the aforesaid current portion of deferred income taxes or as a separate line item in current liabilities pursuant to generally accepted accounting principles.

          Consolidated Adjusted Funded Debt -- means Adjusted Funded Debt of the Company and its Subsidiaries, determined on a consolidated basis.

          Consolidated Adjusted Net Income -- for any fiscal period means net earnings (or loss) after income taxes of the Company and its Subsidiaries determined on a consolidated basis for each period, but excluding:

               (1) any gain or loss arising from the sale of capital assets;

               (2)  any gain arising from any write-up of
assets;

               (3) earnings of any Subsidiary accrued prior to the date it became a Subsidiary;

               (4) earnings of any Person, substantially all the assets of which have been acquired in any manner, realized by such other Person prior to the date of such acquisition;

               (5) net earnings of any Person (other than a Subsidiary) in which the Company or any Subsidiary has an ownership interest unless such net earnings shall have actually been received by the Company or such Subsidiary in the form of cash distributions;

               (6)  any portion of the net earnings of any
Subsidiary which for any reason is unavailable for payment of dividends to the Company or any other Subsidiary;

               (7)  the earnings of any Person to which
assets of the Company shall have been sold, transferred or disposed of, or into which the Company or any Subsidiary shall have merged, prior to the date of such transaction;

               (8) any gain arising from the acquisition of any Securities by the Company or any Subsidiary; and

               (9)  any portion of the net earnings of the
Company or any Subsidiary which cannot be freely converted into United States dollars.

          Consolidated Adjusted Working Capital -- at any time means the difference between Consolidated Current Assets at such time minus Consolidated Adjusted Current Liabilities at such time.

          Consolidated Current Assets -- at any time means the amount at which the current assets of the Company and all Subsidiaries would be shown on a consolidated balance sheet at such time, but excluding any amount on account of any assets which do not constitute Adjusted Tangible Assets.

          Consolidated Current Liabilities -- at any time means the amount at which the current liabilities of the Company and all Subsidiaries would be shown on a consolidated balance sheet at such time.

          Consolidated Net Tangible Assets -- at any time means the result of:

               (a)  the net book value (after deducting
related depreciation, obsolescence, amortization, valuation and other proper reserves) at which the Adjusted Tangible Assets of the Company and all Subsidiaries would be shown on a consolidated balance sheet at such time, but excluding any amount on account of write-ups of assets after September 30, 1985, minus

               (b) Consolidated Adjusted Current Liabilities outstanding at such time.

          Consolidated Tangible Net Worth -- at any time means:

               (1)  the net book value (after deducting
related depreciation, obsolescence, amortization, valuation and other proper reserves) at which the Adjusted Tangible Assets of the Company and all Subsidiaries would be shown on a consolidated balance sheet at such time, but excluding any amount on account of write-ups of assets after September 30, 1985, minus

               (2) the amount (such amount from time to time herein referred to as "Consolidated Total Liabilities") at which their liabilities (other than capital stock and surplus) would be shown on such balance sheet, and includ ing as liabilities all deferred taxes and reserves for contingencies and other potential liabilities (specifically including therein, without limitation, actuarially determined unfunded vested pension liabilities) and all minority interests in Subsidiaries.

          Consolidated Total Liabilities -- clause (2) of the definition of Consolidated Tangible Net Worth.

          Current Debt -- with respect to any Person, means, without duplication, all liabilities for borrowed money and all liabilities secured by any Lien existing on Property owned by such Person whether or not such liabilities have been assumed, which, in either case are payable on demand or within one (1) year from the creation thereof, except:

               (1) any such liabilities which are renewable or extendible (whether or not renewed or extended) at the option of such Person to a date more than one (1) year from the date of creation thereof or renewable or extendible under, or payable from the proceeds of other indebtedness incurred pursuant to the provisions of, any revolving credit agreement or similar agreement, and

               (2)  any such liabilities which, although
payable within one (1) year, constitute payments required to be made on account of principal of indebtedness expressed to mature more than one (1) year from the date of creation thereof.

          Current Expenses -- with respect to any Person for any fiscal period, means the sum of interest expense accrued for such Person for such period, plus principal amounts payable during such period on or with respect to Adjusted Funded Debt of such Person.

          Debt -- with respect to any Person means all Current Debt and Adjusted Funded Debt for or on account of which such Person is liable.

          Default -- an event or condition the occurrence of which would, with the lapse of time or giving of notice or both, become an Event of Default.

          Designated Officers -- Lonnie A. Pilgrim, Clifford E.
Butler, or such other Persons as may be agreed to by the holders of the Series B Notes.

          ERISA -- the Employee Retirement Income Security Act of
1974, as amended from time to time.

          Eurodollar Series B Rate -- with respect to any determination on any Series B Determination Date, shall mean the rate of interest at which deposits in United States dollars in the amount to be outstanding would be offered by the Grand Cayman Branch of the Bank of America National Trust and Savings Association, Grand Cayman, British West Indies, to major banks in the offshore United States dollar interbank markets upon request of such banks at approximately 11:00 a.m., New York time, two (2) Business Days prior to the Applicable Series B Rate Adjustment Date. For each Series B Portion, to which the Company has elected to have the Eurodollar Series B Rate applicable, such offered rate of interest shall be effective for the entire Applicable Series B Interest Period selected by the Company for such Series B Portion.

          Eurodollar Series D Rate -- with respect to any determination on any Series D Determination Date, shall mean the rate of interest at which deposits in United States dollars in the amount to be outstanding would be offered by the Grand Cayman Branch of the Bank of America National Trust and Savings Association, Grand Cayman, British West Indies, to major banks in the offshore United States dollar interbank markets upon request of such banks at approximately 11:00 a.m., New York time, on such Series D Determination Date. For each Series D Portion, to which the Company has elected to have the Eurodollar Series D Rate be applicable, such offered rate of interest shall be effective for the entire Applicable Series D Interest Period selected by the Company for such Series D Portion.

          Event -- Section 4.4(a)(vii) hereof.

          Event of Default -- Section 6.1 hereof.

          Exchange Act -- means the Securities and Exchange Act of 1934, as amended.

          Existing Indenture -- first recital hereof.

          Existing Promissory Note -- Section 2.1(d) hereof.

          Fair Market Value -- means, with respect to any assets, the sale value of such assets that would be realized in an arm's- length sale between an informed and willing buyer and an informed and willing seller, under no compulsion to buy or sell, respectively.

          Financing Documents -- this Indenture, the Note Purchase Agreements, the Notes, the Guarantee Agreement, all documents (in the respective forms thereof as executed) the forms of which are appended to the Note Purchase Agreements as exhibits or schedules, and all other documents or instruments contemplated hereby and by the Note Purchase Agreements or this Indenture, in each case as the same may be amended from time to time, and excluding in each case any opinion of counsel.

          Fixed Charge Ratio -- at any time means with respect to any fiscal period the quotient of (a) the sum of (i) Consolidated Adjusted Net Income for such period plus (ii) the aggregate amount of depreciation, amortization, income taxes, Rentals and interest expense accrued for such period by the Company and its Subsidiaries to the extent, but only to the extent, such aggregate amount was reflected in the computation of Consolidated Adjusted Net Income for such period, divided by (b) the sum of
(i) the aggregate amount of Rentals accrued for such period by the Company and its Subsidiaries plus (ii) the aggregate amount of Current Expenses accrued for such fiscal period, by the Company and its Subsidiaries.

          Fixed Series B Rate -- with respect to any determination on any Series B Determination Date, shall mean the interest rate quoted to the Company on such date by Bank of America National Trust and Savings Association in San Francisco, California. For each Series B Portion, to which the Company has elected to have the Fixed Series B Rate applicable, such quoted interest rate shall be effective for the entire Applicable Series B Interest Period selected by the Company for such Series B Portion.

          Fixed Series D Rate -- with respect to any determination on any Series D Determination Date, shall mean the interest rate quoted to the Company on such date by Bank of America National Trust and Savings Association in San Francisco, California. For each Series D Portion, to which the Company has elected to have the Fixed Series D Rate applicable, such quoted interest rate shall be effective for the entire Applicable Series D Interest Period selected by the Company for such Series D Portion.

          Guarantee Agreement -- means that certain Guarantee
Agreement, dated as of October 1, 1986, among The Connecticut Bank and Trust Company, N.A., as the predecessor security trustee to the Security Trustee, Lonnie A Pilgrim and Patty R. Pilgrim, as amended and modified, from time to time.

          Guarantors -- means any one or more Persons which shall have guarantied the payment of the Notes and the performance of the Company of its obligations hereunder.

          Guaranty -- with respect to any Person shall mean any obligation (except the endorsement in the ordinary course of business of negotiable instruments for deposit or collection) of such Person guarantying or in effect guarantying any indebtedness, dividend or other obligation of any other Person (the "primary obligor") in any manner, whether directly or indirectly, including (without limitation) obligations incurred through an agreement, contingent or otherwise, by such Person:

               (1)  to purchase such indebtedness or
obligation or any Property or assets constituting security therefor;

               (2)  to advance or supply funds

                    (i)  for the purpose or payment of
such indebtedness or obligation, or

                    (ii) to maintain working capital or
other balance sheet condition or any income statement condition or otherwise to advance or make available funds for the purchase or payment of such indebtedness or obligation;

               (3)  to lease Property or to purchase
Securities or other Property or services primarily for the purpose of assuring the owner of such indebtedness or obligation of the ability of the primary obligor to make payment of the indebtedness or obligation; or

               (4)  otherwise to assure the owner of the
indebtedness or obligation of the primary obligor against loss in respect thereof.

          Indenture -- the first paragraph hereof.

          Indenture Estate -- Paragraph C of the Granting Clauses hereof.

          Intangible Assets -- license agreements, trademarks, trade names, patents, capitalized research and development costs, proprietary products (the results of past research and development treated as long term assets and excluded from Inventory) and goodwill, all determined on a consolidated basis in accordance with generally accepted accounting principles consistently applied.

          Investment -- Article 1 (in the definition of Restricted
Investment).

          Lien -- any interest in Property securing an obligation owed to, or a claim by, a Person other than the owner of the Property, whether such interest is based on the common law, statute or contract, and including, but not limited to, the security interest lien arising from a mortgage, security agreement, encumbrance, pledge, conditional sale or trust receipt or a lease, consignment or bailment for security purposes. The term "Lien" shall include reservations, exceptions, encroachments, easements, rights-of-way, covenants, conditions, restrictions, leases and other title exceptions and encumbrances (including, with respect to stock, stockholder agreements, voting trust agreements, buy-back agreements and all similar arrangements) affecting Property. For the purposes of this Indenture, the Company or a Subsidiary shall be deemed to be the owner of any Property which it has acquired or holds subject to a conditional sale agreement, financing lease or other arrangement pursuant to which title to the Property has been retained by or vested in some other Person for security purposes, and such retention or vesting shall constitute a Lien.

          Macaulay Formula -- at any time with respect to any borrowing means the number produced by dividing

               (a)  the Present Value of the Outstanding Dollar-
Years of such borrowing at such time, by

               (b) the present value of the required payments of interest and principal in respect of such borrowing remaining immediately prior to such time.

     The discount rate for purposes of determining the present value of such remaining principal and interest payments shall be the original yield to maturity of such borrowing.

          Majority Noteholders -- at any time means holder or holders of more than fifty percent (50%) in aggregate principal amount of all Notes then Outstanding.

          Make-Whole Amount -- with respect to any payment of Notes, to the extent the Treasury Rate at such time is lower than the original yield to maturity of the Notes, means an amount equal to the excess of (a) the then remaining scheduled payments of interest and principal on such Notes, discounted to present value at an annual rate equal to the Treasury Rate, minus (b) the aggregate principal amount of the Notes so paid. To the extent that the Treasury Rate at such time is equal to or above the original yield to maturity of the Notes, the Make-Whole Amount is zero (0).

          Margin Security -- Section 7.20 hereof.

          Maximum Rate -- Section 2.1(e) hereof.

          Mexican Subsidiary -- shall mean any Subsidiary of the Company which is organized under the laws of Mexico (or any State or Province thereof) and/or has manufacturing operations located in Mexico (or any State or Province thereof).

          Money Market -- Section 4.5 hereof.

          Money Market Rate -- Section 4.5 hereof.

          Net Future Capital Stock Proceeds -- the cash proceeds received by the Company after the Second Closing Date upon issuance of any new capital stock of the Company, and any contributions (valued at Fair Market Value for any noncash contributions) to capital received by the Company after the Second Closing Date, minus any and all commissions and expenses incurred in connection with the issuance of such capital stock.

          Net Tangible Assets -- at any time means the excess of Total Assets over Intangible Assets of the Company and its subsidiaries at such time.

          Note Purchase Agreements -- means (a) the Note Purchase Agreements dated as of October 1, 1986, between the Company and each of The Aetna Casualty and Surety Company, the Aetna Life Insurance Company and Bank of America National Trust and Savings Association in respect of the Series A Notes and the Series B Notes, (b) the Note Purchase Agreements dated as of September 21, 1990, between the Company and Aetna Life Insurance Company and Bank of America National Trust and Savings Association in respect of the Series C Notes and the Series D Notes and (c) any other note purchase agreement between the Company and a Purchaser in respect of the initial purchase and sale of any other Series of Notes.

          Notes -- the Series A Notes, the Series B Notes, the
Series C Notes, the Series D Notes and all other additional notes issued pursuant to the provisions of Section 2.12 hereof.

          Officer's Certificate -- a certificate signed by the President or a principal financial officer of the Company.

          Opinion of Counsel -- an opinion of independent counsel
(which may from time to time serve as counsel for the Company, for the Security Trustee or for the holder of any Note) acceptable to the Security Trustee which opinion is in form, scope and content satisfactory to the Security Trustee and (if not rendered by counsel for the Security Trustee) counsel for the Security Trustee.

          Order Notes -- in respect of Series A Notes shall have the meaning set forth in Section 2.1 hereof; in respect of Series C Notes shall have the meaning set forth in Section 2.1 hereof; and any other Note which is not a Registered Note.

          Original Payment Date -- Section 4.5 hereof.

          Outstanding -- with respect to the Notes at any time, means all Notes which have been duly authorized, authenticated (with respect to Notes of each Series of Notes), issued and delivered (except for Notes which have been replaced by new Notes which have been issued pursuant to Section 2.4, Section 2.5 or Section 2.9 hereof) exclusive of, and under no circumstances including, any Notes then owned by any one or more of the Company, its Subsidiaries or any Affiliates.

          Pension Plans -- all employee pension benefit plans (as such term is defined in ERISA) from time to time maintained by, or for the benefit of the employees of, any one or more of the Company and its Subsidiaries or with respect to which any of such Persons may be liable to the Pension Benefit Guaranty Corporation (or its successor entity).

          Permitted Liens -- Section 3.3 hereof.

          Person -- an individual, partnership, corporation, trust, unincorporated organization, government, governmental agency or governmental subdivision.

          Plan -- an employee benefit plan (as such term is defined in ERISA) from time to time maintained by, or for the benefit of the employees of, any one or more of the Company and its Subsidiaries or with respect to which any of such Persons may be liable to the Pension Benefit Guaranty Corporation (or its successor entity).

          Prepayment Date -- Section 4.4(a)(vii) hereof.

          Present Value of the Outstanding Dollar-Years -- at any time with respect to any borrowing shall mean the product obtained by

               (a)  multiplying

                    (i)  the present value of each required
principal and interest payment (including repayment of principal at final maturity) of such borrowing unpaid immediately prior to such time, by

                    (ii)  the number of years (calculated to
the nearest one-twelfth) that will elapse between such time and the date each such required principal or interest payment is due, and

               (b) calculating the sum of the products obtained in the preceding subsection (a).

     The discount rate for purposes of determining the present value of such remaining principal and interest payments is the original yield to maturity of such borrowing.

          Property -- any interest in any kind of property or asset, whether real, personal or mixed, and whether tangible or intangible.

          Purchase Money Lien -- (a) any Lien held by any Person
(whether or not the seller of such assets) on assets (other than assets acquired to replace or repair assets owned by the Company or any Subsidiary on the date of the initial issuance of the Series A Notes and the Series B Notes) acquired, or constructed or improved, by the Company or any Subsidiary after the date of the initial issuance of the Series A Notes, which Lien secures all or a portion of the related purchase price, or construction or improvement cost, of such assets and is created at the time of, or within twelve (12) months after, such acquisition or the completion of such construction or improvement, (b) any Lien existing on any Property of any corporation at the time it becomes a Subsidiary, provided that in each such case such Lien (i) does not extend to any other asset or secure any other obligations of the Company or any other Subsidiary and (ii) the obligations secured thereby are not increased in aggregate amount of liability after the date such corporation becomes a Subsidiary or (c) any Lien on the assets or Voting Stock of any Subsidiary which was created on the date such Voting Stock was acquired by the Company or any other Subsidiary and which secures the payment by the Company or such other Subsidiary of all or part of the purchase price of such Voting Stock.

          Purchaser -- in respect of (a) the Series A Notes, means each of The Aetna Casualty and Surety Company and Aetna Life Insurance Company, (b) the Series B Notes, means Bank of America National Trust and Savings Association, (c) the Series C Notes, means Aetna Life Insurance Company, (d) the Series D Notes, means Bank of America National Trust and Savings Association, and (e) any other Series of Notes, means the initial purchaser thereof pursuant to a Note Purchase Agreement entered into by and between such purchaser and the Company.

          Reference Series B Rate -- with respect to any determination on any Series B Rate Adjustment Date, shall mean the rate of interest publicly announced from time to time by Bank of America, National Trust and Savings Association, in San Francisco, California, as its "reference rate," which "reference rate is based upon various factors including such bank's costs and desired return, general economic conditions, and other factors, and is used as a reference point for pricing some loans, which may be price at, above or below such reference rate.
Each change in the reference rate shall be effective as to any Series B Portion, to which the Company has elected to have the Reference Series B Rate applicable, at the opening of business on the day specified in the public announcement of such change.

          Reference Series D Rate -- with respect to any determination on any Series D Rate Adjustment Date, shall mean the rate of interest publicly announced from time to time by Bank of America, National Trust and Savings Association, in San Francisco, California, as its "reference rate," which "reference rate is based upon various factors including such bank's costs and desired return, general economic conditions, and other factors, and is used as a reference point for pricing some loans, which may be priced at, above or below such reference rate. Each change in the reference rate shall be effective as to any Series D Portion, to which the Company has elected to have the Reference Series D Rate applicable, at the opening of business on the day specified in the public announcement of such change.

          Registered Notes -- in respect of Series A Notes shall have the meaning set forth in Section 2.1 hereof; in respect of Series C Notes shall have the meaning set forth in Section 2.1 hereof; and any other Note which is registered in accordance with Section 2.3 hereof and which contains language substantially to the effect that such Note is a registered Note and is transferable only by surrender thereof at the principal office of the Company where a register therefor is maintained, duly endorsed or accompanied by a written instrument of transfer duly executed by the registered holder of such Note or his attorney duly authorized in writing.

          Remaining Dollar-Years -- of any indebtedness for borrowed money at any time means the amount obtained by (a) (i) multiplying the amount of each then remaining sinking fund, serial maturity or other required repayment, (including repayment at final maturity of such indebtedness), of such indebtedness by (ii) the number of years (calculated at the nearest one-twelfth) which will elapse between such time and the date of that required repayment, and (b) totaling all the products obtained in (a).

          Remaining Duration of the Series C Notes -- at any time with respect to any Series C Notes being prepaid means the number produced by

               (a) dividing the Present Value of the Outstanding
Dollar-Years of such Series C Notes at such time, by

               (b) the present value of the remaining required payments of principal and interest on such Series C Notes immediately prior to such time.

     The discount rate for purposes of determining the present value of such remaining principal and interest payments is ten and forty- nine one-hundredths percent (10.49%). The number produced by the foregoing calculation shall be rounded to one decimal point, with rounding up if the tail is 0.05 or higher, and rounding down otherwise.

          Rentals -- as of the date of determination, means all non-cancelable, fixed payments which the lessee is required to make by the terms of any operating lease (including any renewal terms exercisable at the option of the lessor) of one year or more, but shall not include amounts required to be paid in respect of maintenance, repairs, income taxes, insurance, assessments or other similar charges or additional rentals (in excess of fixed minimums) based upon a percentage of gross receipts.

          Repurchase Agreement -- means any written agreement (a) which provides for (i) the transfer of one or more Acceptable Repurchase Securities to the Company or a Subsidiary from an Acceptable Transferor against a transfer of funds (the "Transfer Price") by the Company or such Subsidiary to such Acceptable Transferor and (ii) a simultaneous agreement by the Company or such Subsidiary, in connection with such transfer of funds, to transfer to such Acceptable Transferor the same or substantially similar Acceptable Repurchase Securities for a price not less than the Transfer Price plus a reasonable return thereon at a date certain not later than thirty (30) days after such transfer of funds, (b) in respect of which the Company or such Subsidiary shall have the contractual right to liquidate such repurchase agreement in accordance with 11 U.S.C. Section 559 (or any successor provision thereto) and (c) in connection with which the Company or such Subsidiary, or an agent thereof (other than the Acceptable Transferor or any agent thereof), shall take physical possession of the Acceptable Repurchase Securities so transferred to the Company or such Subsidiary, or in the case of any uncertified Acceptable Repurchase
Securities so transferred, shall have taken all action required by any applicable law or regulations to perfect its Lien therein.

          Responsible Officer -- any vice president, trust officer or corporate trust officer, in each case employed in the Corporate Trust Services Department of the Security Trustee.

          Restricted Investments -- all investments, made in cash or by delivery of Property, by any one or more of the Company and its Subsidiaries (a) in any Person (other than the Company or a Subsidiary), whether by acquisition of stock, indebtedness or other obligation or Security, or by loan, advance or capital contribution, or otherwise, or (b) in any Property (items (a) and (b) herein called "Investments"), except the following:

               (i)  Property to be used in the ordinary
course of the business as described in Section 2.3 of the Note Purchase Agreements;

               (ii) current assets arising from the sale of goods and services in the ordinary course of business of the Company and its Subsidiaries;

               (iii)     Investments in the Company or any
Subsidiary;

               (iv) loans to Affiliates in an aggregate amount at any time not exceeding One Million Dollars ($1,000,000);

               (v) Investments in any Person (other than the Company, a Wholly-Owned Subsidiary or an Affiliate) engaged in the same line of business as the Company, if after giving effect to such Investments and all contemporaneous transactions, the aggregate outstanding amount of such Investments made by the Company and all Subsidiaries in the then current fiscal year of the Company will not exceed fifteen percent (15%) of Consolidated Tangible Net Worth as of the end of the fiscal year of the Company then most recently ended;

               (vi) Bankers Acceptances or interest bearing obligations, having an original maturity of one (1) year or less, in each case issued by an Acceptable Bank;

               (vii)     Investments in interest bearing direct
obligations of the United States of America, or any agency thereof, or obligations guaranteed by the United States of America, provided that such obligations mature within one (1) year from the date of acquisition thereof;

               (viii) Repurchase Agreements, having an original maturity of ninety (90) days or less, with Acceptable Banks or with recognized securities brokers; and

               (ix) Investments in commercial paper of
corporations organized under the laws of the United States or any state thereof, given one of the two highest ratings by Standard and Poor's Bond Rating Index or by NCO Moody's Investor Service and maturing not more than two hundred seventy (270) days from the date of creation thereof.

          Investments shall be valued at cost less any net return of capital through the sale or liquidation thereof or other return of capital thereon.

          Second Closing Date -- (a) in respect of the Series C
Notes, the date provided for in Section 1.2 of the Note Purchase Agreements and (b) in respect of the first purchase of Series D Notes, the date provided for in Section 1.2 of the Note Purchase Agreements.

          Securities Act -- the Securities Act of 1933, as amended.


          Security -- shall have the same meaning as in Section 2(1) of the Securities Act.
          Security Trustee -- State Street Bank and Trust Company of Connecticut, N.A., as security trustee under this Indenture and any successor security trustee named in accordance with the provisions hereof.


          Series, Series of Notes -- the Series A Notes, the Series
B Notes, the Series C Notes, the Series D Notes or any other series of Notes issued pursuant to the provisions of Section 2.12 hereof.

          Series A Notes -- Section 2.1 hereof.

          Series A Order Notes -- Section 2.1 hereof.

          Series A Registered Notes -- Section 2.1 hereof.

          Series B Deferred Amount -- Section 2.1 hereof.

          Series B Determination Date -- shall mean (i) with respect to any Series B Portion to which the Eurodollar Series B Rate shall be applicable, the day which is two (2) Business Days prior to the next Applicable Series B Rate Adjustment Date for such Series B Portion, (ii) with respect to any Series B Portion to which the Fixed Series B Rate shall be applicable, the day which is one (1) Business Day prior to the next Applicable Series B Rate Adjustment Date for such Series B Portion and
(iii) with respect to any Series B Portion to which the Reference Series B Rate shall be applicable, the Applicable Series B Rate Adjustment Date.

          Series B Noteholders -- each and every holder of Series B
Notes.

          Series B Notes -- Section 2.1 hereof.

          Series B Portion -- a portion of the outstanding principal amount of the Series B Notes with respect to which a particular Applicable Series B Interest Rate is applicable.

          Series C Make-Whole Amount -- at any time with respect to any Series C Notes being prepaid shall mean, to the extent that (a) the Treasury Constant Yield at such time in respect of such Series C Notes plus
(b) twenty-five one-hundredths of one percent (0.25%), is lower than ten and forty-nine one-hundredths percent (10.49%) per annum, the excess of

               (a)  the present value of the principal and
interest payments due on such Series C Notes then being paid, discounted at a rate that is equal to (i) such Treasury Constant Yield plus (ii) twenty-five one- hundredths percent (0.25%) per annum, minus

               (b) the principal amount of such Series C Notes then being prepaid, at par.

     If (A) such Treasury Constant Yield at the time of such payment plus (2) twenty-five one-hundredths percent (0.25%) per annum is equal to or higher than ten and forty-nine one-hundredths percent (10.49%) per annum, then the Series C Make-Whole Amount is Zero Dollars ($0).

          Series C Notes -- Section 2.1 hereof.

          Series C Order Notes -- Section 2.1 hereof.

          Series C Registered Notes -- Section 2.1 hereof.

          Series D Deferred Amount -- Section 2.1 hereof.

          Series D Designated Officers -- Lonnie A. Pilgrim,
Clifford E. Butler, or such other Persons as may be agreed to by the holders of the Series D Notes.

          Series D Determination Date -- shall mean (i) with respect to any Series D Portion to which the Eurodollar Series D Rate shall be applicable, the day which is two (2) Business Days (or such shorter period of time as the holders of Series D Notes may agree to) prior to the next Applicable Series D Rate Adjustment Date for such Series D Portion, (ii) with respect to any Series D Portion to which the Fixed Series D Rate shall be applicable, the day which is one (1) Business Day (or such shorter period of time as the holders of Series D Notes may agree to) prior to the next Applicable Series D Rate Adjustment Date for such Series D Portion and
(iii) with respect to any Series D Portion to which the Reference Series D Rate shall be applicable, the Applicable Series D Rate Adjustment Date.

          Series D Notes -- Section 2.1 hereof.

          Series D Noteholders -- each and every holder of Series D
Notes.

          Series D Prepaid Installment -- Section 4.5 hereof.

          Series D Portion -- a portion of the outstanding principal amount of the Series D Notes with respect to which a particular Applicable Series D Interest Rate is applicable.

           Special Majority Noteholders -- at any time means all of the following holders of Notes: (w) holder or holders of more than fifty percent (50%) in aggregate principal amount of the Series A Notes then Outstanding, (x) holder or holders of more than fifty percent (50%) in aggregate principal amount of the Series C Notes then Outstanding, (y) holder or holders of more than fifty percent (50%) in aggregate principal amount of the Series D Notes then Outstanding, and (z) the holder or holder of more than fifty percent (50%) in aggregate principal amount of all other Notes then Outstanding.

          Subsidiary -- a corporation of which the Company owns, directly or indirectly, more than fifty percent (50%) of the Voting Stock.


          Subsidiary Stock -- Section 7.4 hereof.

          Super-Majority Noteholders -- at any time means holder or holders of more than sixty-six and two-thirds percent (66-2/3%) in aggregate principal amount of all Notes then Outstanding.

          This Indenture -- this instrument as originally executed or as it may from time to time be supplemented or amended in accordance with the provisions hereof.

          Total Assets -- at any time means the aggregate amount of assets of the Company and its Subsidiaries determined on a consolidated basis in accordance with generally accepted accounting principles consistently applied.

          Treasury Constant Yield -- at any time with respect to any prepayment of Series C Notes means the yield on a hypothetical United States Treasury security with a duration matching the Remaining Duration of the Series C Notes at such time with respect to such Series C Notes. The Hypothetical Treasury security is derived by referring to the United States Federal Reserve Statistical Release designated H.15(519) or its successor publication published immediately prior to such prepayment of the Series C Notes (the "Applicable H-15"). The duration of all such Treasury securities with maturities listed in the Applicable H-15 shall be calculated by using the Macaulay Formula and assuming that the coupon on each such Treasury security equals the weekly average yield on such Treasury security. The Remaining Duration of the Series C Notes shall be determined using a maturity date of September 21, 2002. If there is a Treasury security with a constant maturity listed in Applicable H-15 with a duration equal to such Remaining Duration of the Series C Notes, then the yield on such Treasury security shall be the Treasury Constant Yield. If no such security with a constant maturity exists, then the security with a duration closest to and greater than such Remaining Duration of the Series C Notes shall be used, along with the Treasury security with a duration closest to and less than such Remaining Duration of the Series C Notes, in the following formula, in order to calculate the Treasury Constant Yield:

     TCY=(YA+((RDN-DA)X((YB-YA)/(DB-DA)))

          TCY            =    Treasury Constant Yield
          RDN            =    Remaining Duration of the Series C Notes
          Security A     =    Constant maturity Treasury security with
                              a duration closest to and less than RDN
          Security B     =    Constant maturity Treasury security with
                              a duration closest to and greater than RDN
          YA             =    Yield to Maturity of security A
          YB             =    Yield to Maturity of security B
          DA             =    Duration of security A
          DB             =    Duration of security B

     The Treasury Constant Yield will be rounded to two decimal points with rounding up if the tail is 0.005 or higher, and rounding down otherwise.

          Treasury Rate -- at any time with respect to any Notes being paid at such time means the yield to maturity at such time of United States Treasury obligations with a constant maturity (as compiled by and published in the most recently published issue of The Wall Street Journal or any successor publication) most nearly equal to the Weighted Average Life to Maturity of the Notes then being paid.

          Unfriendly Investment -- any purchase or offer to purchase all or any portion of the Voting Stock of any corporation which is opposed or objected to by the board of directors of such corporation or any other proposed acquisition of Securities of any Person of the type normally referred to as a "hostile tender offer."

          Voting Stock -- capital stock of any class or classes of a corporation the holders of which are ordinarily, in the absence of contingencies, entitled to elect a majority of the corporate directors (or Persons performing similar functions).

          Weighted Average Life to Maturity --with respect to any indebtedness for borrowed money means as at the date of the determination thereof the number of years obtained by dividing the then Remaining Dollar-Years of such indebtedness as of the date of determination by the then outstanding principal amount of such indebtedness.

          Wholly-Owned Subsidiary -- any Subsidiary, 100% of the equity Securities and voting Securities of which are owned by one or more of the Company and the Company's other Wholly-Owned Subsidiaries.

          Written Request -- with respect to any Person a written order or request signed in the name of such Person by the President or a Vice-President of such Person (if a corporation other than one of the holders of Notes) or a general or managing partner (if a partnership) or the Person (if an individual) or any officer of such Person (if such Person is a corporation and a holder of a Note).


ARTICLE 2 COMPANY BUSINESS COVENANTS.

     Article 7 of the Existing Indenture is hereby amended and restated to read in its entirety as follows:

     The Company covenants that on and after the date of initial issue of the Notes, so long as any one or more of the Notes or any other obligation secured hereby is outstanding:

     Section 7.1. Payment of Taxes and Claims. The Company, and each Subsidiary, will pay, before they become delinquent:

          (a) all taxes, assessments and governmental charges or levies imposed upon it or its Property;

          (b) all claims or demands of materialmen, mechanics, carriers, warehousemen, landlords and other like Persons which, if unpaid, might result in the creation of a Lien upon its Property; and

          (c) all claims, assessments and levies required to be paid by the Company or any Subsidiary pursuant to any agreement, contract, law, ordinance, or governmental rule or regulation governing any Plan of the Company or any Subsidiary;

provided that items of the foregoing description need not be paid while being contested in good faith and by appropriate proceedings and provided further that adequate book reserves have been established with respect thereto and provided further that the owning Person's title to, and its right to use, its Property is not materially and adversely affected thereby. In the case of any item of the foregoing description involving in excess of Two Hundred Fifty Thousand Dollars ($250,000), the appropriateness of the proceedings shall be supported by an opinion of the independent counsel responsible for such proceedings and the adequacy of such reserves shall be supported by the opinion of the independent accountants of the contesting company.

     Section 7.2.   Maintenance of Properties and Existence.  The
Company and each Subsidiary will:

          (a) Property -- maintain its Property in good condition and make all necessary renewals, replacements, additions, betterments and improvements thereto;

          (b) Insurance -- maintain, with financially sound and reputable insurers, insurance with respect to its Properties and business against such casualties and contingencies, of such types (including, without limitation, in each case, if available, loss or damage, public liability, business interruption, war risk, larceny, embezzlement or other criminal misappropriation insurance) and in such amounts as is customary in the case of corporations engaged in the same or a similar business and similarly situated;

          (c) Financial Records -- (i) keep true books of records and accounts in which full and correct entries will be made of all its business transactions, and will reflect in its financial statements adequate accruals and appropriations to reserves, all in accordance with generally accepted accounting principles, practices and procedures at the time in effect and consistently applied except for changes in application in which its independent certified public accountants concur, and (ii) do or cause to be done all things necessary to ensure that the Company and each Subsidiary maintains the same fiscal year;

          (d) Corporate Existence and Rights -- do or cause to be done all things necessary (i) subject to the provisions of Section 7.5 hereof, to preserve and keep in full force and effect its corporate existence, rights and franchises; and

          (e) Compliance with Law -- not be in violation of any law, ordinance or governmental rule or regulation to which it is subject and will not fail to obtain any license, permit, franchise or other governmental authorization necessary to the ownership of its Properties or to the conduct of its business, which violation or failure to obtain might materially adversely affect the business, prospects, profits, Properties or condition (financial or otherwise) of the Company and its Subsidiaries, taken as a whole.

     Section 7.3. Payment of Notes and Maintenance of Office. The Company will punctually pay or cause to be paid the principal and interest (and premium, if any) to become due in respect of the Notes according to the terms thereof and will maintain an office in the State of Texas where notices, presentations and demands in respect of this Indenture or the Notes may be made upon it. The address of such office shall be 110 South Texas Street, P.O. Box 93, Pittsburg, Texas 75686, until such time as the Company shall notify the holders of the Notes of any change of location of such office within such State.

     Section 7.4. Disposal of Shares of a Subsidiary. The Company will not, nor will it permit any Subsidiary to, sell or otherwise dispose of any shares of the stock (or any options or warrants to purchase stock or other Securities exchangeable for or convertible into stock) of a Subsidiary (said stock, options, warrants and other Securities herein called "Subsidiary Stock") except to the Company or another Subsidiary, nor will any Subsidiary issue, sell or otherwise dispose of any shares of its own Subsidiary Stock except to the Company or another Subsidiary.

     Section 7.5.   Sale of Assets, Merger and Consolidation.

     The Company will not, nor will it permit any Subsidiary to, consolidate with or merge into any other Person or permit any other Person to consolidate with or merge into it (except that a Subsidiary may consolidate with or merge into another Subsidiary) or sell or otherwise transfer all or substantially all of its Property to any other Person (except that a Subsidiary may sell or otherwise transfer all or substantially all of its Property to another Subsidiary), unless such consolidation, merger or sale is consented to in writing by the Special Majority Noteholders; provided that the foregoing restriction does not apply to the merger of another corporation with the Company, if:

          (a) the corporation which results from such merger or consolidation (the "surviving corporation") is organized under the laws of the United States or a jurisdiction thereof;

          (b) the due and punctual payment of the principal of, and premium, if any, and interest on, all of the Notes, according to their respective tenor, and the due and punctual performance and observance of all of the covenants in the Notes, this Indenture and the documents evidencing or creating any other obligations secured hereby to be performed or observed by the Company, are expressly assumed in writing by the surviving corporation;

          (c) after giving effect to the proposed merger or consolidation, the surviving corporation will be engaged in substantially the same lines of business as referred to in Section 2.3 of the Note Purchase Agreements in respect of the Series A Notes, the Series B Notes, the Series C Notes and the Series D Notes; and

          (d) immediately after the consummation of the transaction, and after giving effect thereto, (i) no Default or Event of Default would exist and (ii) the surviving corporation would be permitted by the provisions of Section 7.9 hereof to incur at least one dollar ($1.00) of additional Adjusted Funded Debt.

     Section 7.6.   Lease Payments; Sale Leasebacks.

     (a)  Limitation on Leases.  Neither the Company nor any
Subsidiary will become liable as lessee under any lease (other than a financing lease which constitutes Adjusted Funded Debt, a lease of rolling stock or a lease under which the Company or a Subsidiary is lessor) of Property if the aggregate annual Rentals payable during any current or future fiscal year under the lease in question and all other such leases under which the Company or a Subsidiary is then lessee would exceed four percent (4%) of the remainder of Net Tangible Assets less Consolidated Current Liabilities.

     (b) Subsidiary Leases. Any corporation which becomes a Subsidiary after September 1, 1994 shall be deemed to have become liable as lessee, at the time it becomes a Subsidiary, under all leases (under which it is liable as lessee) of such corporation existing immediately after it becomes a Subsidiary.

     (c) Sale Leasebacks. Neither the Company nor any Subsidiary shall sell or otherwise transfer, in one or more related transactions, any of its Property to any Person (other than the Company or a Subsidiary) and thereafter rent or lease such Property, or substantially identical Property, provided that the Company or a Subsidiary may sell Property (other than Collateral) to any Person (other than the Company or a Subsidiary) and thereafter rent or lease such Property if (i) such sale and such rental and/or leasing is consummated within 365 days of the acquisition of such Property by the Company or such Subsidiary or, if such Property shall have been constructed by the Company or such Subsidiary, within 365 days of the completion of such construction, or (ii) after giving effect to such transaction, the aggregate book value of the Property so sold in any fiscal year of the Company would not exceed Ten Million Dollars ($10,000,000).

     Section 7.7.   Liens and Encumbrances.

     (a) Negative Pledge. Neither the Company nor any Subsidiary will (i) cause or permit or (ii) agree or consent to cause or permit in the future (upon the happening of a contingency or otherwise) any of the Indenture Estate, whether now owned or hereafter acquired, to be subject to a Lien except:

          (1) Liens securing taxes, assessments or governmental charges or levies or the claims or demands of materialmen, mechanics, carriers, warehousemen, landlords and other like Persons; provided that the payment thereof is not at the time required by Section 7.1 hereof;

          (2) Liens incurred or deposits made (i) in the ordinary course of business in connection with workmen's compensation, unemployment insurance, social security and other like laws, (ii) in the ordinary course of business to secure the performance of letters of credit, bids, tenders, sales contracts, leases, statutory obligations, surety (other than of the type referred to in clause (iii) of this Section 7.7(a)(2)), and performance bonds and other similar obligations not incurred in connection with the borrowing of money, the obtaining of advances or the payment of the deferred purchase price of Property or (iii) to secure appeal bonds, supersedeas bonds and other similar bonds provided the aggregate amount of such bonds shall not at any time exceed Five Hundred Thousand Dollars ($500,000);

          (3) attachments, judgments and other similar Liens arising in connection with court proceedings; provided, that the execution or other enforcement of such Liens is effectively stayed and the claims secured thereby are being actively contested in good faith and by appropriate proceedings and provided further, that the aggregate amount of such attachments, judgments and other similar Liens shall not at any time exceed Five Hundred Thousand Dollars ($500,000);

          (4) Liens on Property of a Subsidiary; provided that such Liens secure only obligations owing to the Company or a Wholly-Owned Subsidiary;

          (5) reservations, exceptions, encroachments, easements, rights-of-way, covenants, conditions, restrictions, leases and other similar title exceptions or encumbrances affecting real Property; provided, that they do not in the aggregate materially detract from the value of said Properties as used in owner's business or materially interfere with their use in the ordinary conduct of the owner's business;

          (6) (y) Liens in existence on the date of this Indenture and disclosed on the Exhibits to the Note Purchase Agreements in respect of the Series A Notes, the Series B Notes, the Series C Notes and the Series D Notes and (z) Liens securing those certain 14.25% Senior Notes Due 1995 of the Company issued under that certain Indenture, dated as of May 1, 1988, between MTrust Corp, National Association, and the Company, as amended up to and including the Second Closing Date provided that such subordination shall be satisfactory in form and substance to the holders of Series A Notes, Series C Notes and Series D Notes and the principal amount of such Senior Notes shall not exceed at any time the remainder of fifty million dollars ($50,000,000) minus the aggregate principal amount of such Senior Notes repaid by the Company at or prior to such time;

          (7) Liens in favor of the Security Trustee with respect to the Indenture Estate;

          (8) Purchase Money Liens, if after giving effect thereto and any concurrent transactions (A) no Default or Event of Default would exist and (B) the Company would be permitted by the provisions of
Section 7.9(a) hereof to incur the indebtedness secured thereby; and

          (9) extensions and renewals of Liens described in Sec tion 7.7(a)(6)(y) hereof which secure indebtedness for money borrowed in connection with the extension, renewal or refunding of the indebtedness secured thereby, provided (A) the amount of such indebtedness is not increased at any time and (B) such Liens are not extended to Property not encumbered thereby on the date hereof, and provided further that this clause (9) shall not apply to any of the Company's 14.25% Senior Notes due 1995 referred to in Section 7.7(a)(6)(z).

     (b) Equal and Ratable Lien; Equitable Lien. In any case wherein Property is subjected to a Lien in violation of this Section 7.7, the Company will make or cause to be made provision whereby the Notes and the other obligations secured hereby will be secured equally and ratably with all other obligations secured thereby, and in any case the Notes and such obligations shall have (in addition to the benefits of the Lien in favor of the Security Trustee with respect to the Indenture Estate) the benefit, to the full extent that, and with such priority as, the holders may be entitled thereto under applicable law, of an equitable Lien on such Property securing the Notes and such obligations. Such violation of
Section 7.7 shall constitute an Event of Default hereunder, whether or not any such provision is made pursuant to this Section 7.7(b).
     (c) Financing Statements. The Company will not, nor will it permit any Subsidiary to, sign or file any financing statement under the Uniform Commercial Code of any jurisdiction which names the Company or such Subsidiary as debtor, or sign any security agreement authorizing any secured party thereunder to file any such financing statement, except, in any such case, a financing statement filed or to be filed to perfect or protect a security interest which the Company or such Subsidiary is entitled to create, assume or incur, or permit to exist, under the foregoing provisions of this Section 7.7.

     (d) Opinions. The Company will cause this Indenture, any and all supplemental indentures, mortgages, security agreements, instruments of further assignment and financing statements and continuation statements at all times to be kept recorded and filed in such manner and in such places as may be required by law to fully preserve and protect the rights of the holders of the obligations secured hereby and the Security Trustee hereunder and under all other documents and instruments evidencing or securing the obligations secured hereby (including, without limitation, documents and instruments granting Liens to the Security Trustee with respect to the Indenture Estate), and it will furnish to the Security Trustee between April 1 and June 1 of each year beginning with the year 1987, an Opinion of Counsel stating that in the opinion of such counsel such action (if any be required) has been taken with respect to the recording, filing, registering, pre-recording, refiling and reregistering of this Indenture, any and all supplemental indentures, mortgages, security agreements, instruments of further assurance and financing and continuation statements as is necessary for such purposes, and reciting the details of such action (if any), and stating that in the opinion of such counsel no additional action is, or will become during the twelve (12) months following the date of such opinion, necessary for such purpose.

     Section 7.8. Current Liabilities. The Company will not, nor will it permit any Subsidiary to, have any material current liabilities which are more than thirty (30) days overdue unless contested in good faith.

     Section 7.9.   Debt; Total Liabilities.

     (a)  Adjusted Funded Debt.  Neither the Company nor any
Subsidiary will permit at any time Consolidated Net Tangible Assets to be less than one hundred seventy-five percent (175%) of the aggregate principal amount of Adjusted Funded Debt of the Company and the Subsidiaries outstanding at such time (after eliminating therefrom (i) the current portion of any obligation constituting such Adjusted Funded Debt and (ii) any Adjusted Funded Debt owing from the Company to a Subsidiary, from a Subsidiary to the Company or from a Subsidiary to another Subsidiary).

     (b)  Subsidiary Debt.  Intentionally deleted.

     (c) Total Liabilities. On the last day of each fiscal quarter of the Company, Consolidated Total Liabilities will not exceed three hundred fifty percent (350%) of Consolidated Tangible Net Worth.

     (d) Guaranties. Neither the Company nor any Subsidiary will permit at any time the aggregate obligations (whether contingent or matured) in respect of all of the Guaranties issued by the Company or any Subsidiary to exceed One Million Dollars ($1,000,000); provided, however, that the foregoing restriction shall not include Guaranties (i) issued by the Company and payable to a Subsidiary, (ii) issued by a Subsidiary and payable to the Company, (iii) issued by a Subsidiary and payable to another Subsidiary, and (iv) of the obligations of one or more Mexican Subsidiaries not to exceed $25,000,000 in the aggregate. The obligations of the Company or any Subsidiary under any Guaranty which, by the terms thereof, are unliquidated or contingent shall be the amount which the Board of Directors shall, in good faith, reasonably estimate.

     Section 7.10. Consolidated Tangible Net Worth. The Company and its Subsidiaries will, at all times, maintain Consolidated Tangible Net Worth of not less than the sum of (x) One Hundred Million Dollars ($100,000,000) plus (y) an amount equal to the sum of (i) sixty percent (60%) of Consolidated Adjusted Net Income earned since October 3, 1994 through and including the last day of the then most recently ended fiscal year (excluding any fiscal year in which Consolidated Adjusted Net Income was less than $0), plus (ii) one hundred percent (100%) of Net Future Capital Stock Proceeds.

     Section 7.11.  Restricted Investments.

     (a) Limit on Restricted Investments. The Company will not, nor will it permit any Subsidiary to, make or incur any liability to make any Restricted Investment or any Unfriendly Investment.

     Any corporation which becomes a Subsidiary after the date of the initial issuance of the Series A Notes and the Series B Notes, shall be deemed to have made, at the time it becomes a Subsidiary, all Restricted Investments of such corporation existing immediately after it becomes a Subsidiary.

     (b) No Defaults. Anything herein contained to the contrary notwithstanding, neither the Company nor any Subsidiary will authorize or make any Investment if, after giving effect to the proposed Investment a Default or an Event of Default would exist.

     (c) Restricted Payments. The Company will not and will not permit any Subsidiary to:

          (i) declare or pay any dividends, either in cash or Property, on any shares of capital stock of any class (except dividends or other distributions payable solely in shares of common stock of the Company and dividends paid by any Subsidiary to the Company or to any other Subsidiary); or

          (ii) directly or indirectly, or through any Subsidiary, purchase, redeem or retire any shares of capital stock of any class of the Company or any Subsidiary or any warrants, rights or options to purchase or acquire any shares of such capital stock (other than shares of capital stock of the Company acquired by the Company in exchange for other shares of common stock of the Company or shares of capital stock of such Subsidiary acquired by such Subsidiary in exchange for other shares of common stock of such Subsidiary); or

          (iii) make any other payment or distribution, either directly or indirectly or through any Subsidiary, in respect of its capital stock (other than to the Company or a Subsidiary),

unless, after giving effect thereto, the aggregate of all such payments, purchases or distributions in respect of the then current fiscal year of the Company shall not exceed Two Million Three Hundred Thousand Dollars ($2,300,000). For the purposes of this subsection, the amount of any of the aforesaid payments which is payable or distributable in Property other than cash or shares of capital stock of the Company shall be deemed to be the greater of the book value or Fair Market Value (as determined in good faith by the Board of Directors of the Company) of such Property as of the date of the declaration of such payment. The Company shall not authorize any dividend, payment or distribution in respect of its capital stock which is not payable within sixty (60) days of authorization.

Section 7.12.  Current Ratio; Consolidated Working Capital.

     (a) Current Ratio. At all times, Consolidated Current Assets as of the end of the fiscal quarter of the Company then most recently ended shall be not less than one hundred forty percent (140%) of Consolidated Adjusted Current Liabilities as at the end of such fiscal quarter.

     (b) Maintenance of Consolidated Adjusted Working Capital. At all times, Consolidated Adjusted Working Capital will be not less than Fifty Million Dollars ($50,000,000).

     Section 7.13.  Fixed Charge Ratio.  At all times, the Fixed
Charge Ratio for the period of eight (8) consecutive fiscal quarters then most recently ended shall be not less than 1.40.

     Section 7.14.  ERISA Compliance.

     (a)  Relationship of Vested Benefits to Pension Plan Assets.
The Company will not at any time permit the present value of all employee benefits vested under all Pension Plans to exceed a sum equal to the present value of the assets allocable to such vested benefits.

     (b) Valuations. All assumptions and methods used to determine the actuarial valuation of vested employee benefits under Pension Plans and the present value of assets of such Pension Plans shall be reasonable in the good faith judgment of the Company and shall comply with all requirements of law.

     (c)  Prohibited Actions.  Neither the Company nor any
Subsidiary nor any Plan at any time maintained by any one or more of the Company and its Subsidiaries will

          (1) engage in any "prohibited transaction" (as such term is defined in Section 406 or Section 2003(a) of ERISA;

          (2) incur any "accumulated funding deficiency" (as such term is defined in Section 302 of ERISA) whether or not waived; or

          (3) terminate any such Plan in a manner which could result in the imposition of a Lien on the Property of the Company or any Subsidiary pursuant to Section 4068 of ERISA.

     Section 7.15. Transactions with Affiliates. Neither the Company nor any Subsidiary will enter into any transaction, including, without limitation, the purchase, sale or exchange of Property or the rendering of any service, with any Affiliate except in the ordinary course of and pursuant to the reasonable requirements of the Company's or such Subsidiary's business and upon fair and reasonable terms no less favorable to the Company or such Subsidiary than would obtain in a comparable arm's-length transaction with a Person not an Affiliate.

     Section 7.16. Tax Consolidation. The Company will not file or consent to the filing of any consolidated income tax return with any Person other than a Subsidiary.

     Section 7.17. Sale or Discount of Receivables. The Company will not, nor will it permit any Subsidiary to, discount or sell with recourse, or sell for less than the greater of the face value or market value thereof, any of its notes receivable or accounts receivable.

     Section 7.18. Acquisition of Notes. Neither the Company, any Subsidiary nor any Affiliate will, directly or indirectly, acquire or make any offer to acquire any Notes unless the Company or such Subsidiary or Affiliate has offered to acquire Notes, pro rata, from all holders of the Notes and upon the same terms. In case the Company acquires any Notes, such Notes shall thereafter be cancelled and no Notes shall be issued in substitution therefor.

     Section 7.19. Line of Business. Neither the Company nor any Subsidiary will engage, directly or indirectly, in any business if, as a result thereof, the business of the Company and the Subsidiaries, taken as a whole, would not be substantially the same as on the date of this Indenture.

     Section 7.20. Margin Securities. Neither the Company nor any Subsidiary will own, purchase or acquire or enter into any contract to purchase or acquire, any "margin security" (a "Margin Security") as such term is presently defined in Part 207 of Title 12 of the Code of Federal Regulations or as such term may in the future be defined in the substantially similar applicable rules and regulations of the Federal Reserve Board or its successor agency.

     Section 7.21. Financial and Business Information. The Company will deliver to the Security Trustee and each institutional holder of the then outstanding Notes:

          (a) Quarterly Statements -- as soon as practicable after the end of each quarterly fiscal period in each fiscal year of the Company, and in any event within forty-five (45) days thereafter, two (2) copies of:

               (1)  a consolidated balance sheet of the
Company and its Subsidiaries as at the end of such quarter, and

               (2)  consolidated statements of income,
surplus and cash flows of the Company and its Subsidiaries for such quarter and (in the case of the second and third quarters) for the portion of the fiscal year ending with such quarter,

     setting forth in each case in comparative form the figures for the corresponding periods in the previous fiscal year, all in reasonable detail and certified as complete and correct, subject to changes resulting from year-end adjustments, by a principal financial officer of the Company;

          (b) Annual Statements -- as soon as practicable after the end of each fiscal year of the Company, and in any event within ninety
(90) days thereafter, two (2) copies of:

               (1)  a consolidated balance sheet of the
Company and its Subsidiaries as at the end of such year, and

               (2)  consolidated statements of income,
surplus and cash flows of the Company and its Subsidiaries for such year,

     setting forth in each case in comparative form the figures for the previous fiscal year, all in reasonable detail and accompanied by (y) an opinion thereon of independent certified public accountants of recognized national standing selected by the Company and acceptable to the Special Majority Noteholders, which opinion shall state that such consolidated financial statements fairly present the financial condition of the companies being reported upon and have been prepared in accordance with generally accepted accounting principles consistently applied (except for changes in application which were required as a condition to obtain such opinion from such accountants) and that the examination of such accountants in connection with such financial statements has been made in accordance with generally accepted auditing standards, and accordingly included such tests of the accounting records and such other auditing procedures as were considered necessary in the circumstances and (z) a certification by a principal financial officer of the Company that such consolidated financial statements are complete and correct;

          (c) Opinions of Independent Accountants and Counsel -- as soon as practicable after the end of each fiscal year of the Company, and in any event within ninety (90) days thereafter, duplicate copies of all opinions of independent accountants and counsel required pursuant to
Section 7.1 hereof;

          (d) Audit Reports -- promptly upon receipt thereof, one (1) copy of each other report submitted to the Company or any Subsidiary by independent accountants in connection with any annual, interim or special audit made by them of the books of the Company or any Subsidiary;

          (e) SEC and Other Reports -- promptly upon their becoming available one (1) copy of each financial statement, report, notice or proxy statement sent by the Company or any Subsidiary to stockholders generally, and of each regular or periodic report and any registration statement, prospectus or written communication (other than transmittal letters) in respect thereof filed by the Company or any Subsidiary with, or received by such Person in connection therewith from, any securities exchange or the Securities and Exchange Commission or any successor agency;


          (f) ERISA -- immediately upon becoming aware of the occurrence of any (i) "reportable event" (as such term is defined in Section 4043 of ERISA) or (ii) "prohibited transaction" (as such term is defined in Section 406 or Section 2003(a) of ERISA) in connection with any Plan or any trust created thereunder, a written notice specifying the nature thereof, what action the Company is taking or proposes to take with respect thereto, and, when known, any action taken by the Internal Revenue Service or the Department of Labor, as the case may be, with respect thereto;

          (g) Notice of Default or Event of Default -- immediately upon becoming aware of the existence of any condition or event which constitutes a Default or an Event of Default a written notice specifying the nature and period of existence thereof and what action the Company is taking or proposes to take with respect thereto;

          (h) Notice of Claimed Default -- immediately upon becoming aware that the holder of any note or of any evidence of indebtedness or other Security of the Company or any Subsidiary has given notice or taken any other action with respect to a claimed default or event of default, a written notice specifying the notice given or action taken by such holder and the nature of the claimed default or event of default and what action the Company is taking or proposes to take with respect thereto;


          (i) Other Information; Rule 144A -- promptly upon request such financial or other information as any holder of Notes may reasonably determine is required to permit such holder to comply with the requirements of Rule 144A promulgated under the Securities Act in connection with the resale by it of such Notes; and

          (j) Requested Information -- with reasonable promptness, such other data and information as from time to time may be reasonably requested.

     Section 7.22. Officers' Certificates. Each set of financial statements delivered to the Security Trustee or any institutional holder of the Notes pursuant to Section 7.21(a) or Section 7.21(b) hereof will be accompanied by a certificate signed by a principal financial officer of the Company setting forth:

               (a)  Covenant Compliance -- the information
(including detailed calculations, and, where required by the appropriate covenant, information and calculations presented on a consolidated basis) required in order to establish whether the Company and the Subsidiaries were in compliance with the requirements of Section 7.4 through Section
7.20 hereof during the period covered by the income statement then being furnished.

          (b) Event of Default -- that the signers have reviewed the relevant terms of this Indenture and have made, or caused to be made, under their supervision, a review of the transactions and conditions of the Company and its Subsidiaries from the beginning of the accounting period covered by the income statements being delivered therewith to the date of the certificate and that such review has not disclosed the existence during such period of any condition or event which constitutes a Default or an Event of Default or, if any such condition or event existed or exists, specifying the nature and period of existence thereof and what action the Company and each Subsidiary has taken or proposes to take with respect thereto.

     Section 7.23. Accountants' Certificates. Each set of annual financial statements delivered pursuant to Section 7.21(b) hereof will be accompanied by a certificate of the accountants who certify such financial statements, stating that they have reviewed this Indenture and stating further, whether, in making their audit, such accountants have become aware of any condition or event which then constitutes a Default or an Event of Default, and, if any such condition or event then exists, specifying the nature and period of existence thereof.

     Section 7.24. Inspection. The Company will, and will cause each Subsidiary to, permit representatives of the Security Trustee or the representatives of any institutional holder of any Note, at the Security Trustee's or such holder's expense, to visit and inspect any of the Properties of the Company or any Subsidiary, to examine all their books of account, records, reports and other papers, to make copies and extracts therefrom, and to discuss their respective affairs, finances and accounts with their respective officers, employees and independent public accountants (and by this provision the Company authorizes said accountants to discuss the finances and affairs of the Company and its Subsidiaries) all at such reasonable times and as often as may be reasonably requested.

ARTICLE 3 REPRESENTATIONS AND WARRANTIES.

     3.1 Corporate Organization and Authority. The Company (a) is a corporation duly organized and validly in good standing under the laws of the State of Delaware, (b) has all requisite power and authority and all necessary licenses and permits to own and operate its Properties and to carry on its business as now conducted and presently proposed to be conducted, (c) is duly qualified and is authorized to do business and is in good standing as a foreign corporation in each jurisdiction where the character of its Properties or the nature of its activities makes such qualification necessary and (d) has the corporate power and authority to
(i) enter into this Supplemental Indenture and (ii) perform its obligations under this Supplemental Indenture, the Trust Indenture and the other Financing Documents.

     3.2 Lien Priority. The Liens in and to the Collateral have been duly granted, are in full force and effect, are perfected and are senior to all other Liens except as provided for in Section 7.7(a) of the Existing Indenture.

     3.3 Authorization. This Supplemental Indenture has been duly authorized, executed and delivered by the Company and the obligations of the Company hereunder and under the other Financing Documents constitute the legal, valid and binding obligations of the Company, enforceable in accordance with their respective terms, except that the enforceability of this Supplemental Indenture, the Trust Indenture and the other Financing Documents, as amended hereby may be (a) limited by bankruptcy, insolvency or other similar laws affecting the enforceability of creditors' rights generally and (b) subject to the availability of equitable remedies. The execution and delivery by the Company of this Supplemental Indenture are not, and the performance by the Company of its obligations hereunder will not be, inconsistent with its certificate of incorporation or by-laws, do not and will not contravene any law, governmental rule or regulation, judgment or order applicable to the Company, and do not and will not contravene any provision of, or constitute a default under, any indenture, mortgage, contract or other instrument to which the Company is a party or by which any of its Property is bound.

     3.4 Consent. No consent or approval of, giving of notice to, registration with, or taking of any other action in respect of or by, any federal, state or local governmental authority or agency, or other Person is required with respect to (a) the execution and delivery by the Company of this Supplemental Indenture and (b) the performance by the Company of any of its obligations hereunder or thereunder or under the Trust Indenture.

     3.5  Default.  After giving effect to this Supplemental
Indenture, no Default or Event of Default will exist.   There are no
defaults or events of default under any other agreement or instrument of the Company relating to or evidencing Debt.

     3.6 Mexican Advances. The aggregate inter-company advances owed to the Company or its U.S. Subsidiaries by its Mexican Subsidiaries as of August 27, 1994 is $24,755,375 and the net equity investment (exclusive of retained earnings) made by the Company in its Mexican Subsidiaries as of August 27, 1994 is $51,285,344.

ARTICLE 4 CONDITIONS TO EFFECTIVENESS.

     This Supplemental Indenture shall become effective only upon the satisfaction in all respects of the conditions set forth below. The first date upon which all such conditions shall have been satisfied shall be the date that this Supplemental Indenture becomes effective. The aforesaid conditions are as follows:

     4.1 Holder Instructions to Security Trustee. Each of the holders of Notes shall have executed the addendum hereto instructing the Security Trustee to execute and deliver this Supplemental Indenture.

     4.2  Execution of this Supplemental Indenture.  The Security
Trustee and the Company shall have executed this Supplemental Indenture.

     4.3 Security Trustee Fees. All fees of the Security Trustee due and payable upon the execution and delivery of this Supplemental Indenture shall have been paid by the Company.
     4.4 Representations and Warranties. The representations and warranties set forth in Article 3 hereof shall be true and correct as of the date hereof and as of the date this Supplemental Indenture becomes effective.

     4.5 Guarantee Agreement Confirmation. Each of the Guarantors shall have executed the addendum hereto, and the Guarantors and the Security Trustee shall have entered into an amendment to the Guaranty Agreement in form and substance satisfactory to the holders of the Notes.

     4.6 Proceedings; Expenses. All proceedings taken in connection with the closing of this Supplemental Indenture and all documents and papers relating thereto shall be satisfactory to each of the holders of Notes and their respective counsel. All costs and expenses of the holders of Notes and the Security Trustee required to be paid by
Section 5.9 hereof shall have been paid in full.

ARTICLE 5 MISCELLANEOUS.

     Section 5.1 Benefit of Existing Indenture. The Security Trustee shall be entitled to, may exercise, and shall be protected by, where and to the full extent the same shall be applicable, all the rights, powers, privileges, immunities and exemptions provided in the Existing Indenture as if the provisions concerning the same, as amended (if at all) hereby, were incorporated herein at length. The recitals and statements in this Supplemental Indenture shall be taken as statements by the Company alone, and shall not be considered as made by or imposing any obligation or liability upon the Security Trustee, nor shall the Security Trustee be held responsible for the legality or validity of this Supplemental Indenture, and the Security Trustee makes no covenant or representation, and shall not be responsible, as to and for the effect, authorization, execution, delivery or recording of this Supplemental Indenture. As provided in the Existing Indenture, this Supplemental Indenture shall hereafter form a part of the Trust Indenture.

     Section 5.2 Successors and Assigns. Whenever any of the parties hereto is referred to, such reference shall be deemed to include the successors and assigns of such party, and all the covenants, promises and agreements in this Supplemental Indenture contained by or on behalf of the Company or by or on behalf of the Security Trustee shall bind and inure to the benefit of the respective successors and assigns of such parties whether so expressed or not.

     Section 5.3 Partial Invalidity. The unenforceability or invalidity of any provision or provisions of this Supplemental Indenture shall not render any other provision or provisions herein or otherwise within the Trust Indenture contained unenforceable or invalid.

     Section 5.4 Governing Law. THE TRUST INDENTURE, INCLUDING THIS SUPPLEMENTAL INDENTURE, AND THE NOTES SHALL BE CONSTRUED IN ACCORDANCE WITH AND GOVERNED BY THE INTERNAL LAWS OF THE STATE OF CONNECTICUT (WITHOUT REGARD TO ANY CONFLICTS-OF-LAW PRINCIPLES)

     Section 5.5 Counterparts. This Supplemental Indenture may be executed and delivered in any number of counterparts, each of such counterparts constituting an original but altogether only one Supplemental Indenture; provided, however, that this Supplemental Indenture shall not be deemed to be delivered until at least one counterpart shall have been executed by the Company and the Security Trustee.

     Section 5.6 Headings, etc. Any headings or captions preceding the text of the several articles and sections hereof are intended solely for convenience of reference and shall not constitute a part of this Supplemental Indenture nor shall they affect its or the Trust Indenture's meaning, construction or effect. Each covenant contained in this Supplemental Indenture shall be construed (absent an express contrary provision therein) as being independent of each and every other covenant herein and in the Trust Indenture contained and compliance with any one covenant shall not (absent such an express contrary provision) be deemed to excuse compliance with any and all other covenants.

     Section 5.7 Amendments. This Supplemental Indenture may, subject to the provisions of Article 9 of the Trust Indenture, from time to time and at any time, be amended or supplemented by, and only by, an instrument or instruments in writing executed by the parties hereto.

     Section 5.8 Benefits of Indenture Restricted to Parties and Note Holders. Nothing in this Supplemental Indenture expressed or implied is intended or shall be construed to give to any Person other than the Company, the Security Trustee, the holders of the Notes issued under the Trust Indenture and other obligations secured thereby any legal or equitable right, remedy or claim under or in respect of the Trust Indenture or any covenant, condition or provision therein or herein contained; and all such covenants, conditions and provisions are and shall be held to be for the sole and exclusive benefit of the Company, the Security Trustee, the holders of the Notes issued under the Trust Indenture and other obligations secured hereby.

     Section 5.9 Expenses. The Company agrees to pay, and save the Security Trustee and all holders of Notes harmless against liability for the payment of, all attorney's fees and other out-of-pocket expenses arising in connection with the transactions contemplated by this Supplemental Indenture, including all document production and duplication charges and the fees and expenses of any special counsel engaged by the Security Trustee or any holder of Notes in connection with this Supplemental Indenture and/or such transactions.

     Section 5.10 Directly or Indirectly. Where any provision in this Supplemental Indenture refers to action to be taken by any Person, or which such Person is prohibited from taking, such provision shall be applicable whether such action is taken directly or indirectly by such Person.

     Section 5.11 Existing Indenture Not Otherwise Affected. Except as modified, amended or supplemented hereby, and except as modified, amended or supplemented hereafter, the Existing Indenture and the Notes issued in respect thereof and all other Financing Documents shall remain unchanged and in full force and effect and the Company hereby ratifies and reaffirms all of its obligations thereunder.

     [REMAINDER OF PAGE INTENTIONALLY BLANK.  NEXT PAGE IS SIGNATURE
PAGE]
     IN WITNESS WHEREOF, the Company has caused this Supplemental Indenture to be executed and its seal hereunto affixed and said seal and this Supplemental Indenture to be attested by its Assistant Secretary, and State Street Bank and Trust Company of Connecticut, N.A., in evidence of its acceptance of the trusts hereby created, has caused this Supplemental Indenture to be executed on its behalf by one of its authorized trust officers all as of the day and year first above written.


Attest:                              PILGRIM'S PRIDE CORPORATION
Name:  C.E. Butler                   Name: Lonnie A. Pilgrim
Title:  Secretary                    Title: Chief Executive Officer


[CORPORATE SEAL]

STATE STREET BANK AND TRUST COMPANY
OF CONNECTI CUT, N.A., as Security Trustee





                                        Name:    Michael J. D'Angelico
                                        Title:   Vice President


















[Signature Page of the SUPPLEMENTAL INDENTURE, dated as of October 2, 1994, between PILGRIM'S PRIDE CORPORATION and STATE STREET BANK AND TRUST COMPANY OF CONNECTICUT, N.A., as Security Trustee]
CONSENT AND DIRECTION TO THE
SECURITY TRUSTEE:

     The undersigned, The Aetna Casualty and Surety Company, and Aetna
Life Insurance Company (collectively, the "Noteholders") in the aggregate own one hundred percent (100%) in principal amount of the Series A Notes and the Series C Notes, being all of the outstanding Notes issued under the Existing Indenture. Pursuant to Section 9.2 of the Existing Indenture and this paragraph, the Security Trustee is hereby directed to execute and deliver this Supplemental Indenture, the Second Amendment to Guarantee Agreement and such other related documents and instruments as are contemplated by the provisions of the foregoing. Each of the Noteholders hereby consents to the terms, provisions and conditions of this Supplemental Indenture.

THE AETNA CASUALTY AND SURETY COMPANY

                              Name:     Drew M. Thomas
                              Title:    Assistant Vice President


AETNA LIFE INSURANCE COMPANY

                              Name:     Drew M. Thomas
                              Title:    Assistant Vice President








[Consent and Direction Signature Page of the SUPPLEMENTAL INDENTURE, dated as of October 2, 1994, between PILGRIM'S PRIDE CORPORATION and STATE STREET BANK AND TRUST COMPANY OF CONNECTICUT, N.A., as Security Trustee]

CONSENT OF GUARANTORS:

     Each of the undersigned, Lonnie A. Pilgrim and Patty R. Pilgrim, hereby consents to all of the transactions and modifications in and to the Financing Documents provided for, or contemplated by, this Supplemental Indenture.





                                LONNIE A. PILGRIM


                                PATTY R. PILGRIM











[Consent of Guarantors Signature Page of the SUPPLEMENTAL INDENTURE, dated as of October 2, 1994, between PILGRIM'S PRIDE CORPORATION and STATE STREET BANK AND TRUST COMPANY OF CONNECTICUT, N.A., as Security Trustee]



</DOCUMENT