Form 10-K/A
period 1994-10-01
PILGRIMS PRIDE CORP
filed 1995-01-23
CIK 802481

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                             AMENDED FORM 10-K

                ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 1, 1994 Commission File number 1-9273

           PILGRIM'S PRIDE CORPORATION
(Exact name of registrant as specified in its charter)

           Delaware                	     75-1285071
(State or other jurisdiction of 					 (I.R.S. Employer
incorporation or organization)					 Identification No.)

    110 South Texas, Pittsburg, TX           			75686-0093
(Address of principal executive offices)	     		(Zip code)

Registrant's telephone number, including area code:  (903) 856-7901

Securities registered pursuant to Section 12 (b) of the Act:

                                      Name of each exchange on
Title of each class	                     	which registered
Common Stock, Par Value $0.01	        New York Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                        PILGRIM'S PRIDE CORPORATION
                              AMENDED FORM 10-K
                              TABLE OF CONTENTS


Document No. 1
 	Amendment Letter dated January 23, 1995
 	Signatures

Document No. 2
 	Exhibit 27 - Financial Data Schedule

January 23, 1995




Securities and Exchange Commission
450 Fifth Street, N.W.
Washington, D.C. 20549-1004

RE:	Pilgrim's Pride Corporation
    Form 10-K
   	For the fiscal year ended October 1, 1994
   	Commission File Number: 1-9273

Gentlemen:

Please find enclosed the amended Form 10-K of Pilgrim's Pride Corporation for the year ended October 1, 1994. This amendment is being forwarded due to problems incurred in the transmission of Exhibit 27 - Financial Data Schedule. While our records indicate this Exhibit was correctly filed on December 19, 1994, we understand from your correspondence on January 13, 1995 it was not adequately received. Accordingly, if any problems are noted with this transmission, please let us know immediately.

Sincerely,




Clifford E. Butler
Chief Financial Officer

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