Form 10-Q
period 1994-12-31
PILGRIMS PRIDE CORP
filed 1995-02-03
CIK 802481

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended December 31, 1994

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

Common Stock $.01    Par Value---27,589,250   shares as of February 2, 1995




                               INDEX

DOCUMENT NO. 1 - 10-Q

              PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

     Item 1:   Financial Statements (Unaudited):

          Condensed consolidated balance sheets:

               December 31, 1994 and October 1, 1994

          Consolidated statements of income:

               Three months ended December 31, 1994 and January 1, 1994

          Consolidated statements of cash flows:

               Three months ended December 31, 1994 and January 1, 1994

          Notes to condensed consolidated financial statements--
               December 31, 1994


     Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.


PART II.  OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K

Signatures


DOCUMENT NO. 2 - EXHIBIT 27, FINANCIAL DATA SCHEDULE




PART I. FINANCIAL INFORMATION PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

Item 1:  Financial Statements (Unaudited):
                                                    December 31,
                                                        1994      October 1,
                                                    (Unaudited)      1994
ASSETS
Current Assets:
     Cash and cash equivalents                    $  26,990,000 $  11,244,000
     Trade accounts and notes receivable, net        46,528,000    53,264,000
     Inventories                                     86,392,000   100,749,000
     Deferred income taxes                            6,911,000     6,459,000
     Prepaid expenses                                 1,558,000     1,280,000
     Other current assets                             1,483,000     1,249,000
             Total Current Assets                   169,862,000   174,245,000

Other Assets                                         20,594,000    20,891,000

Property, Plant and Equipment                       388,188,000   379,752,000
     Less accumulated depreciation and amortization 141,687,000   136,205,000
                                                    246,501,000   243,547,000

                                                  $ 436,957,000 $ 438,683,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Notes payable - banks                        $          -- $          --
     Accounts payable                                35,930,000    38,675,000
     Accrued expenses                                31,936,000    31,353,000
     Current portion of long-term debt                5,598,000     4,493,000
             Total Current Liabilities               73,464,000    74,521,000

Long-Term Debt, less current portion                150,646,000   152,631,000

Deferred Income Taxes                                51,009,000    49,835,000

Stockholders' Equity:
     Common stock; $.01 par value                       276,000       276,000
     Additional paid-in capital                      79,763,000    79,763,000
     Retained earnings                               81,799,000    81,657,000

          Total Stockholders' Equity                161,838,000   161,696,000

                                                  $ 436,957,000 $ 438,683,000

See notes to condensed consolidated financial statements.




                PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)

                                                      Three Months Ended
                                                   December 31,   January 1,
                                                       1994         1994

Net sales                                         $ 227,000,000 $ 221,851,000
Costs and expenses:
     Cost of sales                                  206,235,000   192,497,000
     Selling, general and administrative             12,023,000    12,952,000

                                                    218,258,000   205,449,000

               Operating Income                       8,742,000    16,402,000

Other expense (income):
     Interest expense, net                            4,327,000     4,950,000
     Foreign exchange (gain) loss                     2,345,000      [106,000]
     Miscellaneous, net                                [247,000]     [472,000]

               Total other expense, net               6,425,000     4,372,000

Income before income taxes                            2,317,000    12,030,000
Income tax expense                                    1,761,000     3,609,000
               Net Income                         $     556,000 $   8,421,000

Net income per share                              $         .02 $         .31

Dividends declared per common share               $        .015 $        .015

Average shares outstanding                           27,589,250    27,589,250

See Notes to condensed consolidated financial statements.




                          PILGRIM'S PRIDE CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                       Three Months Ended
                                                   December 31,    January 1,
                                                       1994           1994

Cash Flow From Operating Activities:
     Net income                                   $     556,000 $   8,421,000
     Operating Activities:
               Depreciation and amortization          6,271,000     6,248,000
               Provision for losses on accounts
                 receivable                          [2,202,000]      533,000
               Deferred income taxes                    722,000     2,880,000
       Changes in operating assets and liabilities:
               Accounts and notes receivable          8,938,000    [7,072,000]
               Inventories                           14,358,000     3,102,000
               Prepaid expenses and other current
                 assets                                [515,000]      171,000
               Accounts  payable and accrued
                 expenses                            [2,162,000]    3,222,000
               (Gain) loss on property disposals        [69,000]     [120,000]
               Other                                    876,000      [139,000]
                    Cash Provided By Operating
                      Activities:                    26,773,000    17,246,000

Investing Activities:
     Acquisitions of property and equipment          [8,826,000]   [6,409,000]
     Proceeds from property disposals                   113,000       249,000
     Net change in other assets                          66,000       [35,000]
                    Net Cash Used In Investing
                      Activities                     [8,647,000]   [6,195,000]

Financing Activities:
     Proceeds from notes payable to banks                    --            --
     Re-payments of notes payable to banks                   --    [7,000,000]
     Proceeds from long-term debt                        30,000        31,000
     Payments on long-term debt                        [948,000]   [3,169,000]
     Cash dividends paid                               [413,000]     [828,000]
                    Cash Used In Financing
                      Activities                     [1,331,000]  [10,966,000]
Effect of exchange rate changes on cash and cash
  equivalents                                        [1,048,000]      [31,000]
                    Increase in cash and cash
                      equivalents                    15,747,000        54,000
Cash and cash equivalents at beginning of year       11,244,000     4,526,000
                    Cash and cash equivalents at
                       end of quarter             $  26,991,000 $   4,580,000

Supplemental disclosure information:
     Cash paid during the period for
          Interest (net of amount capitalized)    $   1,509,000 $   5,003,000
          Income Taxes                            $     902,000 $   3,302,000

See notes to condensed consolidated financial statements.




NOTES TO CONDENSED CONSOLIDATED FINANCIAL  STATEMENT (Unaudited)

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form
10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended December 31, 1994 are not necessarily indicative of the results that may be expected for the year ended September 30, 1995.
For further information, refer to the consolidated financial statements and footnotes thereto included in Pilgrim's annual report on Form 10-K for the year ended October 1, 1994.

The consolidated financial statements include the accounts of Pilgrim's and its wholly owned subsidiaries. Significant intercompany accounts and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to current year presentation.

The assets and liabilities of the foreign subsidiaries are translated at end-of-period exchange rates, except for inventories and non- current assets which are translated at equivalent dollar costs at dates of acquisition using historical rates. Operations of foreign subsidiaries are translated at average exchange rates in effect during the period. The translation adjustments are reflected in the statements of operations.


NOTE B--NET INCOME PER COMMON SHARE

Earnings per share for the periods ended December 31, 1994 and January 1, 1994 are based on the weighted average shares outstanding for the periods.


NOTE C--INVENTORIES

Inventories consist of the following:

                            Dec 31, 1994      Oct 1, 1994

Live broilers and hens     $  35,157,000    $  47,743,000
Feed, eggs and other          30,635,000       22,529,000
Finished poultry products     20,600,000       30,477,000
                           $  86,392,000    $ 100,749,000

NOTE D--IMPACT OF MEXICAN PESO DEVALUATION

Included in results of operations for the period ended December 31, 1994 is a $2.3 million foreign exchange loss resulting from the devaluation of the Mexican peso against the U.S. dollar. Also included is a $2.0 million lower of cost or market adjustment to inventories in Mexico resulting from the affect of such devaluation on operations. These adjustments are presented in the December 31, 1994 Condensed Consolidated Balance Sheetand Consolidated Statement of Cash Flows as components of the specific line items affected with the exception that the exchange rate effects on cash and cash equivalents has been separately stated on the Consolidated Statement of Cash Flows. See Management's Discussion and Analysis of Financial
Condition and Results of Operations - Impact of Mexico
Peso Devaluation.


Item 2:   Management's Discussion and Analysis of
Financial Condition and Results of Operations

The following table presents certain items as a percentage of net sales for the periods indicated.

                                           Percentage of Net Sales
                                              Three Months Ended
                                         Dec 31, 1994     Jan 1, 1994

Net sales                                    100.0%          100.0%

Costs and expenses:
  Cost of sales                               90.9%           86.8%
  Gross profit                                 9.1%           13.2%
  Selling, general and administrative          5.3%            5.8%

Operating Income                               3.9%            7.4%
Interest expense, net                          1.9%            2.2%

Income before income taxes                     1.0%            5.4%

Net Income                                     0.2%            3.8%


First Quarter 1995, Compared to First Quarter 1994

Consolidated net sales were $227.0 million for the first quarter of fiscal 1995, an increase of $5.1 million, or 2.3%, over the first quarter of fiscal 1994. The increase in consolidated net sales resulted from a $9.1 million increase in domestic chicken sales to $156.2 million offset by a $3.0 million decrease in Mexican chicken sales to $45.9 million and a $1.0 million decrease in sales of other domestic products to $24.8 million. The increase in domestic chicken sales was primarily due to a 7.4% increase in the dressed pounds produced offset by a 1.1% decrease in total revenue per dressed pound produced. The decrease in Mexican chicken sales was primarily due to a 19.4% decrease in total revenue per dressed pound produced caused primarily by the devaluation of the Mexican peso in December offset by a 16.5% increase in dressed pounds produced.

Consolidated cost of sales was $206.2 million in the first quarter of fiscal 1995, an increase of $13.7 million, or 7.1%, over the first quarter of fiscal 1994. The increase primarily resulted from a $7.8 million increase in cost of sales of domestic operations, and a $5.9 million increase in the cost of sales in Mexican operations.

The cost of sales increase in domestic operations of $7.8 million was due primarily to a 7.4% increase in dressed pounds produced offset partially by a 8.9% decrease in feed ingredient cost.

The $5.9 million cost of sales increase in Mexican operations was primarily due to increased dressed pounds produced and the effects of a $2.0 million inventory lower of cost or market adjustment caused by the Mexican peso devaluation in December 1994 and the effects of higher pre-devaluation peso inventories being sold. See Impact of Peso Devaluation discussed below.

Gross profit as a percentage of sales decreased to 9.1% in the first quarter of fiscal 1995 from 14.0% in the first quarter of fiscal 1994. The decreased gross profit of the Company's Mexican operations was primarily the result of a 19.4% decrease in total revenue per dressed pound and the increased amounts of cost of sales resulting from the peso devaluation discussed above. The increase in gross profit for domestic chicken operations was a result of decreased average cost of sales per dressed pound offset partially by a decrease in total revenues per dressed pound.

Consolidated selling, general and administrative expenses were $12.0 million for the first quarter of fiscal 1995, a decrease of $.9 million, or 7.2%, when compared to the first quarter of fiscal 1994. Consolidated selling, general and administrative expenses as a percentage of sales decreased in the first quarter of fiscal 1995 to 5.3% compared to 5.8% in the first quarter of fiscal 1994; these decreases were primarily due to decreased accrued retirement and bonuses costs which are dependent upon consolidated profits.

Consolidated operating income was $8.7 million for the first quarter of fiscal 1995 a decrease of $7.7 million, or 46.7%, when compared to the first quarter of 1994. The decrease was due primarily to lower margins in Mexican operations described previously.

Consolidated net interest expense was $4.3 million in the first quarter of fiscal 1995 a decrease of $.6 million, or 12.6%, when compared to the first quarter of fiscal 1994. This decrease was due to lower outstanding debt offset slightly by higher interest rates when compared to the first quarter of fiscal 1994.

Consolidated income tax expense as a percentage of income before income taxes increased in the first quarter of fiscal 1995 to 76% compared to 30% in the first quarter of fiscal 1994. This increase is due primarily to the effects resulting from having positive taxable income in the United States offset by losses in Mexico which are not available for tax benefit due to the tax laws for Mexican income tax reporting.


Liquidity and Capital Resources

Liquidity in first quarter 1995 remained strong. The Company's working capital at January 1995 decreased slightly to $96.4 million from $99.7 million at October 1, 1994. The current ratio at December 31, 1994 decreased slightly to 2.31 to 1 from 2.34 to 1 at October 1, 1994 and the Company's stockholder's equity increased to $161.8 million at December 31, 1994 million from $161.7 million at October 1, 1994. The Company reduced its ratio of total debt to capitalization to 49.1% at December 31, 1994 from 49.3% at October 1, 1994. The Company maintains a $75 million revolving credit facility with available unused lines of credit of $61.7 million at February 3, 1994.

Trade accounts and other accounts receivable were $46.5 million at December 31, 1994, a $6.7 million decrease from October 1, 1994. This 12.6% decrease was due primarily to faster collections experienced in the quarter when compared to the year ended October 1, 1994.

Inventories were $86.4 million at December 31, 1994, a
$14.4 million decrease for October 1, 1994. This 14.3% decrease was due primarily to reductions in finished poultry products due to increased sales in further processed and prepared foods, decreased feed costs which are included in live broiler and hen inventories, seasonal variations in sales of poultry and feed products to the Company's principal stockholder, and adjustments to Mexican inventories resulting from the peso devaluation.

Accounts payable were $35.9 million at December 31, 1994, a 7.1% decrease from October 1, 1994, primarily due to decreases in feed ingredient costs.

Deferred tax assets recorded in accordance with FAS 109 were $14.4 million as of October 1, 1994. The Company believes that all of these deferred tax assets will be realized through the reversal of existing temporary differences and anticipated future taxable earnings.

Capital expenditures for the first three months of 1995 were $8.8 million and were primarily incurred to improve efficiencies and for the routine replacement of equipment. The Company anticipates that it will spend $29.0 million or less for capital expenditures in fiscal year 1995 and expects to finance such expenditures with available operating cash flow and leases.


Impact of Mexican Peso Devaluation

On December 22, 1994, following a week of speculation in Mexico's financial markets, the Mexican government abandoned its policy of defending the peso against the U.S. dollar and allowed it to float freely on the currency markets. These events resulted in the Mexican peso exchange rate declining from 3.39 to 1 U.S. dollar at October 1, 1994 to 5.20 at December 31, 1994, a devaluation of approximately 50-percent. Since December
31, 1994, the Mexican peso has continued to erode against the U.S. dollar, closing as low as 6.33 on January 30, 1995. On January 31, 1995, the President of the United States finalized a $53 billion international credit arrangement for Mexico. The result of this arrangement appears to have had significant stabilizing effect on the Mexican peso currency exchange rate, which was 5.46 to 1 U.S. dollar on February
2, 1995. While no assurance can be given as to the effects the international credit arrangement will have on the results of the Company's operations in Mexico, the Company anticipates further stabilization of the Mexican peso as a result.

As discussed in Note A -- Basis of Presentation, translation adjustments resulting from changes in currency exchange rates on net current assets are reflected in the statements of operations. Classification of the effects in the statement of operations is dependent upon the nature of the underlying asset and, in general, exchange rate effects on net monetary assets are reflected as "Other expenses (income) - Foreign exchange (gain) loss." During the period ended December
31, 1994, the peso devaluation resulted in a $2.3 million foreign exchange loss on net monetary assets and a $2.0 million adjustment to the carrying value of inventories.
The adjustment to the carrying value of inventories was necessary to record inventories at amounts consistent with the Company's valuation method which is the lower of cost or market. While the $2.0 million adjustment was sufficient to meet the lower of cost or market standard, it will not sustain Mexican operating margins at pre-devaluation levels. Accordingly, on a constant average selling price basis, operating margins in Mexico during the second quarter of fiscal 1995 would be lower than those reported in the first fiscal quarter as these pre-devaluation valued inventories are sold. Since the end of the first fiscal quarter, however, the Company has also experienced a decline in average peso selling prices due to a softening of demand for its products in Mexico. The Company attributes the decrease in demand for its products to be due to the recessionary impacts on the Mexican economy resulting from the peso devaluation. As a result of the decline in average selling prices being experienced since December 31, 1995 coupled with pre- devaluation valued inventories being sold in Mexico, the Company is currently experiencing significant operating losses in its Mexican operations. The Company anticipates that losses will continue until all pre-devaluation valued inventories are sold and average selling prices rebound.


PART II
Other Information

Item 6.  Exhibits and Reports on Form 8-K

The Company did not file any reports on Form 8-K during the three months ended December 31, 1994.



SIGNATURES

Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     PILGRIM'S PRIDE CORPORATION




Date    2/2/95       Clifford E. Butler
                     Vice Chairman of the Board,
                     Chief Financial Officer and
                     Secretary and Treasurer
                     in his respective capacity
                     as such