Form 10-Q/A
period 1994-12-31
PILGRIMS PRIDE CORP
filed 1995-02-03
CIK 802481

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




                          PILGRIM'S PRIDE CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                       Three Months Ended
                                                   December 31,    January 1,
                                                       1994           1994

Cash Flow From Operating Activities:
     Net income                                   $     556,000 $   8,421,000
     Operating Activities:
               Depreciation and amortization          6,271,000     6,248,000
               Provision for losses on accounts
                 receivable                          [2,202,000]      533,000
               Deferred income taxes                    722,000     2,880,000
       Changes in operating assets and liabilities:
               Accounts and notes receivable          8,938,000    [7,072,000]
               Inventories                           14,358,000     3,102,000
               Prepaid expenses and other current
                 assets                                [515,000]      171,000
               Accounts  payable and accrued
                 expenses                            [2,162,000]    3,222,000
               (Gain) loss on property disposals        [69,000]     [120,000]
               Other                                    876,000      [139,000]
                    Cash Provided By Operating
                      Activities:                    26,773,000    17,246,000

Investing Activities:
     Acquisitions of property and equipment          [8,826,000]   [6,409,000]
     Proceeds from property disposals                   113,000       249,000
     Net change in other assets                          66,000       [35,000]
                    Net Cash Used In Investing
                      Activities                     [8,647,000]   [6,195,000]

Financing Activities:
     Proceeds from notes payable to banks                    --            --
     Re-payments of notes payable to banks                   --    [7,000,000]
     Proceeds from long-term debt                        30,000        31,000
     Payments on long-term debt                        [948,000]   [3,169,000]
     Cash dividends paid                               [413,000]     [828,000]
                    Cash Used In Financing
                      Activities                     [1,331,000]  [10,966,000]
Effect of exchange rate changes on cash and cash
  equivalents                                        [1,048,000]      [31,000]
                    Increase in cash and cash
                      equivalents                    15,747,000        54,000
Cash and cash equivalents at beginning of year       11,244,000     4,526,000
                    Cash and cash equivalents at
                       end of quarter             $  26,991,000 $   4,580,000

Supplemental disclosure information:
     Cash paid during the period for
          Interest (net of amount capitalized)    $   1,509,000 $   5,003,000
          Income Taxes                            $     989,000 $   3,302,000

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