Form 10-Q
period 1995-04-01
PILGRIMS PRIDE CORP
filed 1995-05-16
CIK 802481

THIS CONFORMING PAPER FORMAT DOCUMENT IS BEING SUBMITTED PURSUANT TO RULE
                        902(G) OF REGULATION S-T
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                 FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended    April 1, 1995

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

Common Stock $.01  Par Value-- 27,589,250  shares as of May 16, 1994


INDEX

PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

         Item 1:     Financial Statements (Unaudited):

           Condensed consolidated balance sheets:

             April 1, 1995 and October 1, 1994

           Consolidated statements of income:

             Three months and six months ended April 1, 1995 and April 2, 1994

           Consolidated statements of cash flows:

             Six months ended April 1, 1995 and April 2, 1994

           Notes to condensed consolidated financial statements--April 1, 1995


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

         Item 6.     Exhibits and Reports on Form 8-K

Signatures


                       PART I.  FINANCIAL INFORMATION
               PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS

Item 1:  Financial Statements (Unaudited):

                                  April 1, 1995
                                   (Unaudited)      Oct 1, 1994
ASSETS
Current Assets:
      Cash and cash equivalents   $  11,294,000    $  11,244,000
      Trade accounts and notes
        receivable, net              46,039,000       53,264,000
      Inventories                    89,007,000      100,749,000
      Deferred income taxes           8,102,000        6,459,000
      Prepaid expenses                1,827,000        1,280,000
      Other current assets            1,141,000        1,249,000
           Total Current
            Assets                  157,410,000      174,245,000

Other Assets                         20,973,000       20,891,000

Property, Plant and Equipment       397,790,000      379,752,000
      Less accumulated
        depreciation
        and amortization            149,184,000      136,205,000
                                    248,606,000      243,547,000

                                   $426,989,000     $438,683,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
      Notes payable - banks        $          -     $          -
      Accounts payable               40,866,000       38,675,000
      Accrued expenses               27,285,000       31,353,000
      Current portion of
        long-term debt                4,585,000        4,493,000
          Total Current
            Liabilities              72,736,000       74,521,000

Long-Term Debt,
      less current portion          155,021,000      152,631,000
Minority Interest in Subsidiary         843,000                -
Deferred Income Taxes                53,269,000       49,835,000

Stockholders' Equity:
      Common stock; $.01 par value      276,000          276,000
      Additional paid-in capital     79,763,000       79,763,000
      Retained earnings              65,081,000       81,657,000

        Total Stockholders'
          Equity                    145,120,000      161,696,000
                                   $426,989,000     $438,683,000

See notes to condensed consolidated financial statements.

                   PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                              (UNAUDITED)


                           Three Months Ended           Six Months Ended
                       April 1, 1995 April 2, 1994 April 1, 1995 April 2, 1994
Net sales               $216,830,000  $223,167,000  $443,830,000 $445,018,000
Costs and expenses:
     Cost of sales       209,253,000   198,483,000   415,488,000  390,980,000
     Selling, general and
      administrative      12,239,000    12,070,000    24,262,000   25,022,000

                         221,492,000   210,553,000   439,750,000  416,002,000

        Operating income
         (loss)           (4,662,000)   12,614,000     4,080,000   29,016,000

Other expense (income):
     Interest expense      4,028,000     4,967,000     8,355,000    9,917,000
     Foreign exchange
      (gain) loss          3,270,000       (18,000)    5,615,000     (124,000)
     Miscellaneous         1,136,000      (244,000)      889,000     (716,000)

        Total other
         expense, net      8,434,000     4,705,000    14,859,000    9,077,000

Income (loss) before income
     taxes               (13,096,000)    7,909,000   (10,779,000)  19,939,000
Income tax
     expense (benefit)     3,208,000       (11,000)    4,969,000    3,598,000
        Net income
         (loss)         $(16,304,000) $  7,920,000  $(15,748,000) $16,341,000

Net income (loss)
     per share          $       (.59) $        .29  $       (.57) $      0.59
Dividends per
     common share       $       .015  $       .015  $        .03  $       .03

Weighted average
     shares
      outstanding         27,589,250    27,589,250    27,589,250   27,589,250

See Notes to condensed consolidated financial statements.

                       PILGRIM'S PRIDE CORPORATION
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                                                     Six Months Ended
                                               April 1, 1995  April 2, 1994
Cash Flow From Operating Activities:
    Net income                                 $(15,748,000)   $ 16,341,000
    Adjustments to reconcile net income to cash
     provided by operating activities:
      Depreciation and amortization              12,738,000      12,599,000
      Provision for losses on accounts receivable(2,315,000)      1,414,000
      Deferred income tax liability               1,791,000       2,690,000
Changes in operating assets and liabilities:
      Accounts and notes receivable              10,068,000       1,002,000
      Inventories                                12,700,000     (12,330,000)
      Prepaid expenses and other current assets    (436,000)       (106,000)
      Accounts  payable and accrued expenses     (2,505,000)      3,898,000
      Gain on property disposals                   (126,000)       (278,000)
      Other                                         983,000        (114,000)
        Cash Provided By Operating Activities    17,150,000      25,116,000

Investing Activities:
    Acquisitions of property and equipment      (14,397,000)    (14,975,000)
    Business Acquisitions                          (918,000)              -
    Proceeds from property disposals                193,000         605,000
    Net change in other assets                     (300,000)          1,000
        Net Cash Used In Investing Activities   (15,422,000)    (14,369,000)

Financing Activities:
    Proceeds from notes payable to banks                  -       6,000,000
    Re-payments of notes payable to banks                 -     (11,000,000)
    Proceeds from long-term debt                 15,030,000          31,000
    Payments on long-term debt                  (14,726,000)     (4,149,000)
    Cash dividends paid                            (828,000)     (1,242,000)
      Cash Used In Financing Activities            (524,000)    (10,360,000)
Effect of exchange rate changes on cash
    and cash equivalents                         (1,154,000)        (57,000)
        Increase in cash and cash equivalents        50,000         330,000
Cash and cash equivalents at beginning of year   11,244,000       4,526,000
        Cash and cash equivalents at
          end of period                        $ 11,294,000   $   4,856,000

Supplemental disclosure information:
    Cash paid during the period for
     Interest (net of amount capitalized)         8,100,000      10,076,000
     Income Taxes                              $  2,805,000   $   1,455,000

See notes to condensed consolidated financial statements.

NOTES   TO   CONDENSED   CONSOLIDATED   FINANCIAL  STATEMENT (Unaudited)
__________________________________________________________________________

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended April 1, 1995 are not necessarily indicative of the results that may be expected for the year ended September 30, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in Pilgrim's Pride Corporation's annual report on Form 10-K for the year ended October 1, 1994.

The consolidated financial statements include the accounts of Pilgrim's Pride Corporation and its wholly and majority owned subsidiaries. Significant intercompany accounts and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to current year presentation.

The assets and liabilities of the foreign subsidiaries are translated at end-of-period exchange rates, except for inventories and non-current assets which are translated at equivalent dollar costs at dates of acquisition using historical rates. Operations of foreign subsidiaries are translated at average exchange rates in effect during the period. The resulting foreign exchange adjustments are reflected in the statements of operations.

NOTE B--NET INCOME PER COMMON SHARE

Earnings per share for the periods ended April 1, 1995 and April 2, 1994 are based on the weighted average shares outstanding for the periods.

NOTE C--INVENTORIES

Inventories consist of the following:
                              April 1, 1995    Oct 1, 1994
Live broilers and hens        $ 43,197,000    $ 47,743,000
Feed, eggs and other            25,619,000      22,529,000
Finished poultry products       20,191,000      30,477,000
                              $ 89,007,000    $100,749,000

NOTE D--IMPACT OF MEXICAN PESO DEVALUATION

Included in results of operations for the three and six months ended April 1, 1995 are foreign exchange losses of $3.3 million and $5.6 million, respectively, resulting from the devaluation of the Mexican peso against the U.S. dollar. Also, as of the end of this period, the carrying value of inventories were adjusted to end-of-period exchange rates as was necessary to record inventories at the lower of cost or market. These adjustments are presented in the April 1, 1995 Condensed Consolidated Balance Sheet and Consolidated Statement of Cash Flows as components of the specific line items affected with the exception that the exchange rate effect on cash and cash equivalents has been separately stated in the Consolidated Statement of Cash Flows. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Impact of Mexican Peso Devaluation.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations



The following table presents certain items as a percentage of net sales for the periods indicated.

                      Percentage of Net Sales      Percentage of Net Sales
                        Three Months Ended           Six Months Ended
                   April 1, 1995  April 2, 1994  April 1, 1995  April 2, 1994

Net sales               100.0%         100.0%       100.0%         100.0%

Costs and expenses:
Cost of sales            96.5%          88.9%        93.6%          87.9%
Gross profit              3.5%          11.1%         6.4%          12.1%
Selling, general
    and administrative    5.6%           5.4%         5.5%           5.6%

Operating income (loss)  (2.2%)          5.7%          .9%           6.5%
Interest expense          1.9%           2.2%         1.9%           2.2%

Income (loss) before
  income taxes           (6.0%)          3.5%        (2.4%)          4.5%

Net Income (loss)        (7.5%)          3.5%        (3.5%)          3.7%

Second Quarter 1995, Compared to
Second Quarter 1994

Consolidated net sales were $216.8 million for the second quarter of fiscal 1995, a decrease of $6.3 million, or 2.8%, over the second quarter of fiscal 1994. The decrease in consolidated net sales resulted from a $16.1 million decrease in Mexican chicken sales to $28.6 million and a $2.5 million decrease in sales of other domestic products to $24.4 million offset substantially by a $12.3 million increase in domestic chicken sales to $163.8 million. The decrease in Mexican chicken sales was primarily due to a 42.8% decrease in total revenue per dressed pound produced caused primarily by the devaluation of the Mexican peso offset by an 11.9% increase in dressed pounds produced. The increase in domestic chicken sales was primarily due to a 4.9% increase in total revenue per dressed pound and a 3.0% increase in dressed pounds produced.


Consolidated cost of sales was $209.3 million in the second quarter of fiscal 1995, an increase of $10.8 million, or 5.4% over the second quarter of fiscal 1994. The increase primarily resulted from a $6.0 million increase in cost of sales of domestic operations and $4.8 million increase in the cost of sales in Mexican operations.

The cost of sales increase in domestic operations of $6.0 million was due primarily to a 3.0% increase in dressed pounds produced and increased production of higher margin products in prepared foods which have higher costs of sales associated with them offset partially by a 12.8% decrease in feed ingredient cost.

The $4.8 million cost of sales increase in Mexican operations was primarily due to increased dressed pounds produced and the lower of cost or market adjustments discussed in Note D. See Impact of Mexican Peso Devaluation discussed below.

Gross profit as a percentage of sales decreased to 3.5% in the second quarter of fiscal 1995 from 11.1% in the second quarter of fiscal 1994. The decreased gross profit resulted primarily from the Company's Mexican operations and was primarily the result of a 42.8% decrease in total revenue per dressed pound and the increased costs of sales discussed above offset partially by an increased gross profit from the Company's domestic operations. The increase in gross profit for domestic operations was primarily a result of increased total revenues per dressed pound offset partially by an increase in average costs of sales per dressed pound.

Consolidated selling, general and administrative expenses were $12.2 million for the second quarter of fiscal 1995, an increase of $.2 million or 1.4%, when compared to the second quarter of fiscal 1994.

Consolidated operating loss was $4.7 million for the second quarter of fiscal 1995, a decrease of $17.3 million, when compared to the second quarter of 1994. The decrease was due primarily to lower margins in Mexican operations which resulted primarily from the effects of the Mexican peso devaluation as previously discussed.

Consolidated net interest expense was $4.0 million in the second quarter of fiscal 1995, a decrease of $.9 million, or 18.9% when compared to the second quarter of fiscal 1994. This decrease was due primarily to lower outstanding debt.

Consolidated income tax expense increased to $3.2 million in the second quarter of fiscal 1995, compared to a $11,000 benefit in second quarter of fiscal 1994. This increase occurring when the Company experienced a loss before income taxes is due primarily to the effects resulting from having positive taxable income in the United States offset by losses in Mexico which result in no tax benefit under current Mexican tax laws for Mexican income tax reporting.

Six Months Ended April 1, 1995, Compared to
Six Months Ended April 2, 1994

Consolidated net sales were $443.8 million for the first six months of fiscal 1995, a decrease of $1.2 million, or .3%, over the first six months of fiscal 1994. The decrease in consolidated net sales resulted from a $19.1 million decrease in Mexican chicken sales to $74.5 million and a $3.5 million decrease in sales of other domestic products to $49.2 million offset substantially by a $21.4 million increase in domestic chicken sales to $320.1 million. The decrease in Mexican chicken sales was primarily due to a 30.2% decrease in total revenue per dressed pound produced caused primarily by the devaluation of the Mexican peso offset by an 14.2% increase in dressed pounds produced. The increase in domestic chicken sales was primarily due to a 7.1% increase in total revenue per dressed pound and a 4.9% increase in dressed pounds produced.

Consolidated cost of sales was $415.5 million in the first six months of fiscal 1995, an increase of $24.5 million, or 6.3% over the first six months of fiscal 1994. The increase primarily resulted from a $13.8 million increase in cost of sales of domestic operations and $10.7 million increase in the cost of sales in Mexican operations.

The cost of sales increase in domestic operations of $13.8 million was due primarily to a 4.9% increase in dressed pounds produced and increased production of higher margin products in prepared foods which have higher costs of sales associated with them offset partially by a 11.3% decrease in feed ingredient cost.

The $10.7 million cost of sales increase in Mexican operations was primarily due to increased dressed pounds produced and the lower of cost or market adjustments discussed in Note D. See Impact of Peso Devaluation discussed below.

Gross profit as a percentage of sales decreased to 6.4% in the first six months of fiscal 1995 from 12.1% in the first six months of fiscal 1994. The decreased gross profit resulted primarily from the Company's Mexican operations and was primarily the result of a 30.2% decrease in total revenue per dressed pound and the increased costs of sales discussed above offset partially by an increased gross profit from the Company's domestic operations. The increase in gross profit for domestic chicken operations was a result of increased total revenues per dressed pound offset partially by an increase in average costs of sales per dressed pound.

Consolidated selling, general and administrative expenses were $24.3 million for the first six months of fiscal 1995, a decrease to $.8 million or 3.0%, when compared to the first six months of fiscal 1994.


Consolidated operating income was $4.1 million for the first six months of fiscal 1995 a decrease of $24.9 million, when compared to first six months of 1994. The decrease was due primarily to lower margins in Mexican operations which resulted primarily from the effects of the Mexican peso devaluation as previously discussed.

Consolidated net interest expense was $8.4 million in the first six months of fiscal 1995 a decrease of $1.6 million, or 15.8% when compared to the first six months of fiscal 1994. This decrease was due primarily to lower outstanding debt.

Consolidated income tax expense increased to $5.0 million in the first six months of fiscal 1995 compared to a $3.6 million in the first six months of fiscal 1994. This increase occurring when the Company experienced a loss before income taxes is due primarily to the effects resulting from having positive taxable income in the United States offset by losses in Mexico which result in no tax benefit under current Mexican tax laws for Mexican income tax reporting.

Liquidity and Capital Resources

Liquidity in the three and six months ended April 1, 1995 remained strong despite operating losses in Mexico resulting primarily from the Mexican peso devaluation of $15.7 million and $16.1 million, respectively. The impact of the Mexican peso devaluation and its resulting financial statement effects did, however, cause an erosion in most financial ratios. The Company's working capital at April 1, 1995 decreased to $84.7 million from $99.7 million at October 1, 1994. The current ratio at April 1, 1995 decreased to 2.16 to 1 from 2.34 to 1 at October 1, 1994 and the Company's stockholder's equity decreased to $145.1 million at April 1, 1995 from $161.7 million at October 1, 1994. The Company's ratio of total debt to capitalization increased to 52.4% at April 1, 1995 from 49.3% at October 1, 1994. The Company maintains a $75 million revolving credit facility with available unused lines of credit of $62.4 million at May 15, 1995.

On March 27, 1995 the Company refinanced two higher rate fixed debt obligations with a lower variable rate debt obligation. The new facility provides for up to $30 million of long-term revolver financing and matures on April 1, 2003. As of May 15, 1995, $15 million has been drawn on this facility. The Company also has a $10 million stand-by long-term facility available through June 20, 1995 with an existing lender which the Company intends to draw upon or renew prior to such date. The Company intends to use these available facilities to pursue investment opportunities both domestically and in Mexico.

Trade accounts and notes receivable were $46.0 million at April 1, 1995, a $7.2 million decrease from October 1, 1994. This 13.6% decrease was due primarily to the effects of the Mexican peso devaluation and faster domestic collections experienced in the first six months of fiscal 1995 when compared to the year ended October 1, 1994. Allowances for doubtful accounts, which primarily relate to receivables in Mexico, as a percentage of trade accounts and notes receivables were 7.1% at April 1, 1995 compared to 10.0% at October 1, 1994. This decrease is due primarily to the effects of the devaluation of the Mexican peso. Had the devaluation of the peso not occurred, allowances for doubtful accounts would have remained relatively unchanged.

Inventories were $89.0 million at April 1, 1995, a $11.7 million decrease from October 1, 1994. This 11.7% decrease was primarily due to reductions in finished poultry products due to increased sales in further processed and prepared foods, decreased feed costs which are included in live broiler and hen inventories, and lower of cost or market adjustments to Mexican inventories resulting from the peso devaluation.

Accounts payable were $40.9 million at April 1, 1995, a 5.7% increase from October 1, 1994, primarily due to increases resulting from normal increased operations. Accrued expenses were $27.3 million at April 1, 1995, a 13.0% decrease from October 1, 1994, primarily due to the effects of the Mexican peso devaluation.

Capital expenditures and business acquisitions for the first six months of fiscal 1995 were $14.4 million and $.9 million, respectively and were primarily incurred to improve efficiencies, reduce costs and for the routine replacement of equipment. The Company anticipates that it will spend $35 million or less for capital expenditures in addition to any business acquisitions in fiscal year 1995 and expects to finance such expenditures with available operating cash flow, leases and long-term financing.

Impact of Mexican Peso Devaluation

In December 1994, the Mexican government abandoned its policy of defending the peso against the U.S. dollar and allowed it to float freely on the currency markets. These events resulted in the Mexican peso exchange rate declining from 3.39 to 1 U.S. dollar at October 1, 1994 to 6.8 at April 1, 1995. In late January 1995, the President of the United States finalized a $53 billion international credit arrangement for Mexico and on March 9, 1995 the Mexican government announced their country's economic stabilization plan establishing strong actions to combat inflation and strengthen the Mexican peso. The combined result of these events appears to have had a stabilizing effect on the Mexican peso currency exchange rate. On May 15, 1995 the Mexican peso closed at 5.95 to 1 U.S. dollar. No assurance can be given as to the future valuation of the Mexican peso and it's resulting impact on the Company's operations. Further instability in the Mexican peso could affect future earnings positively or negatively depending on subsequent Mexican peso performance.

As discussed in Note A -- Basis of Presentation, adjustments resulting from changes in currency exchange rates on net current assets are reflected in the statements of operations. Classification of the effects in the statement of operations is dependent upon the nature of the underlying asset and, in general, exchange rate effects on net monetary assets are reflected as "Other expenses (income) - Foreign exchange (gain) loss." During the three and six-months ended April 1, 1995, the peso devaluation resulted in foreign exchange losses of $3.3 million and $5.6 million, respectively, on net monetary assets. The carrying value of inventories were also adjusted to end-of-period currency exchange rates which was necessary to record inventories at amounts consistent with the Company's valuation method which is the lower of cost or market. Since the end of the first fiscal quarter the Company also experienced a decline in average peso selling prices due to a softening of demand for its products in Mexico. The Company attributes the decrease in demand for its products to be due to the recessionary impacts on the Mexican economy resulting from the peso devaluation. As a result of the decline in average selling prices being experienced since December 31, 1995, coupled with pre-devaluation valued inventories being sold in Mexico and end of period inventories being recorded at the end of the period currency exchange rate, the Company experienced significant operating losses in its Mexican operations in second quarter 1995. Recently, average peso selling prices have begun to rebound, however, no assurances can be given that current selling prices will hold or continue to improve.

Other

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 establishes accounting standards for the impairment of long-lived assets to be held and used and for long-lived assets to be disposed of. SFAS No. 121 is scheduled to become mandatory for the Company's 1997 fiscal year. The Company has not determined the effect of adopting SFAS No. 121. There will be no cash flow impact from this accounting change.

PART II
Other Information

Item 6.  Exhibits and Reports on Form 8-K

The Company did not file any reports on Form 8-K during the six months ended April 1, 1995.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    PILGRIM'S PRIDE CORPORATION




Date    5/16/95                           /S/
                                   Clifford E. Butler
                                   Vice Chairman of the Board,
                                   Chief Financial Officer and
                                   Secretary and Treasurer
                                   in his respective capacity
                                   as such