Form 10-Q
period 1995-07-01
PILGRIMS PRIDE CORP
filed 1995-08-15
CIK 802481

THIS CONFORMING PAPER FORMAT DOCUMENT IS BEING SUBMITTED PURSUANT TO
                    RULE 902(G) OF REGULATION S-T

                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                                FORM 10-Q

              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended    July 1, 1995

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

Common Stock $.01     Par Value--- 27,589,250
shares as of August 15, 1995

INDEX

PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

 Item 1:   Financial Statements (Unaudited):

   Condensed consolidated balance sheets:

    July 1, 1995 and October 1, 1994

   Consolidated statements of income:

    Three months and nine months ended July 1, 1995 and July 2, 1994

   Consolidated statements of cash flows:

    Nine months ended July 1, 1995 and July 2, 1994

   Notes to condensed consolidated financial statements--July 1, 1995


 Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.


PART II.  OTHER INFORMATION

 Item 6.   Exhibits and Reports on Form 8-K

Signatures


                  PART I.  FINANCIAL INFORMATION
            PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS

Item 1:  Financial Statements (Unaudited):

                             July 1, 1995
                             (Unaudited) October 1, 1994
ASSETS
Current Assets:
  Cash and cash equivalents   $9,313,000   $11,244,000
  Trade accounts and other
     receivables, net         50,357,000    53,264,000
  Inventories                104,418,000   100,749,000
  Deferred income taxes        7,590,000     6,459,000
  Prepaid expenses             1,109,000     1,280,000
  Other current assets         1,198,000     1,249,000
        Total Current Assets 173,985,000   174,245,000

Other Assets                  20,905,000    20,891,000

Property, Plant and
 Equipment                   408,074,000   379,752,000
  Less accumulated depreciation
     and amortization        155,031,000   136,205,000
                             253,043,000   243,547,000
                            $447,933,000  $438,683,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Notes payable - banks              $--           $--
  Accounts payable            50,403,000    38,675,000
  Accrued expenses            32,278,000    31,353,000
  Current maturities of
     long-term debt            3,224,000     4,493,000
        Total Current
       Liabilities            85,905,000    74,521,000

Long-Term Debt, less current
  maturities                 155,930,000   152,631,000
Minority Interest in Subsidiary  837,000            --
Deferred Income Taxes         54,412,000    49,835,000

Stockholders' Equity:
  Common stock; $.01 par value   276,000       276,000
  Additional paid-in capital  79,763,000    79,763,000
  Retained earnings           70,810,000    81,657,000
     Total Stockholders'
      Equity                 150,849,000   161,696,000

                            $447,933,000  $438,683,000

See notes to condensed consolidated financial statements.


             PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME
                             (UNAUDITED)


                         Three Months Ended          Nine Months Ended
                      July 1, 1995 July 2, 1994 July 1, 1995 July 2, 1994

Net sales             $230,297,000 $238,302,000 $674,127,000 $683,320,000
Costs and
 expenses:
   Cost of
    sales              206,471,000  209,627,000  621,959,000  600,607,000
   Selling,
    general
    and
    administration      11,983,000   13,580,000   36,245,000   38,602,000

                       218,454,000  223,207,000  658,204,000  639,209,000

   Operating
    Income              11,843,000   15,095,000   15,923,000   44,111,000

Other expense
 (income):
   Interest
    expense,
    net                  4,359,000    4,893,000    12,714,000  14,810,000
   Foreign
    exchange
    (gain)
    loss                  (177,000)     342,000     5,438,000    (351,000)
   Miscellaneous,
    net                   (761,000)    (227,000)      128,000    (374,000)

   Total
    other
    expense,
    net                   3,421,000   5,008,000    18,280,000  14,085,000

Income (loss)
 before income
 taxes                   8,422,000   10,087,000   (2,357,000)  30,026,000
Income tax
 expense                 2,279,000    2,891,000    7,248,000    6,489,000
   Net Income
    (Loss)              $6,143,000   $7,196,000  $(9,605,000) $23,537,000


Net income
 (loss) per
 share                        $.22          $.26       $(.35)        $.85
Dividends
 per common
 share                       $.015         $.015       $.045        $.045
Weighted average
 shares
 outstanding            27,589,250    27,589,250  27,589,250    27,589,250


See notes to condensed consolidated financial statements.


                      PILGRIM'S PRIDE CORPORATION
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED)

                                           Nine Months Ended
                                       July 1, 1995  July 2, 1994
Cash Flow From Operating Activities:
 Net income (loss)                     $ (9,605,000) $23,537,000
 Adjustments to reconcile
  net income to cash
  provided by operating activities:
  Depreciation and amortization          19,160,000   18,888,000
   Provision for losses on
    accounts receivable                          --    1,823,000
   Deferred income tax liability          3,446,000    3,867,000
 Changes in operating assets
  and liabilities:
  Accounts and other receivable           3,435,000    1,913,000
   Inventories                           (2,711,000) (10,922,000)
   Prepaid expenses and other
    current assets                          222,000       (1,000)
   Accounts  payable and
    accrued expenses                     12,025,000    3,290,000
   (Gain) loss on property
    disposals                              (191,000)      92,000
   Other                                     11,000     (100,000)
     Cash Provided By Operating
      Activities:                        25,792,000   42,387,000

Investing Activities:
 Acquisitions of property and
  equipment                             (25,011,000) (20,988,000)
 Business acquisitions                     (918,000)          --
 Proceeds from property disposals           304,000    1,242,000
 Net change in other assets                (481,000)      74,000
     Net Cash Used In Investing
      Activities                        (26,106,000) (19,672,000)

Financing Activities:
 Proceeds from notes payable to
  banks                                          --    7,000,000
 Re-payments of notes payable to
  banks                                          --  (19,000,000)
 Proceeds from long-term debt            15,030,000       31,000
 Payments on long-term debt             (15,216,000)  (5,274,000)
 Cash dividends paid                     (1,242,000)  (1,655,000)
     Cash Used In Financing
      Activities                         (1,428,000) (18,898,000)
Effect of exchange rate changes
 on cash and cash equivalents              (189,000)     (71,000)
     Increase (decrease) in
      cash and cash equivalents          (1,931,000)   3,746,000
Cash and cash equivalents at
 beginning of year                       11,244,000    4,526,000
     Cash and cash equivalents
      at end of period                  $ 9,313,000   $8,272,000

Supplemental disclosure information:
 Cash paid during the period for
  Interest (net of amount
   capitalized)                          $9,755,000  $15,060,000
  Income Taxes                           $3,683,000   $2,740,000

See notes to condensed consolidated financial statements.


NOTES   TO   CONDENSED   CONSOLIDATED   FINANCIAL  STATEMENT
(Unaudited)
______________________________________________________________________

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended July 1, 1995 are not necessarily indicative of the results that may be expected for the year ended September 30, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in Pilgrim's Pride Corporation's annual report on Form 10-K for the year ended October 1, 1994.

The consolidated financial statements include the accounts of Pilgrim's Pride Corporation and its wholly and majority owned subsidiaries.
Significant intercompany accounts and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to current year presentation.

NOTE B--NET INCOME PER COMMON SHARE

Earnings per share for the periods ended July 1, 1995 and July 2, 1994 are based on the weighted average shares outstanding for the periods.

NOTE C--INVENTORIES

Inventories consist of the following:

                            July 1, 1995  Oct 1, 1994
Live broilers and hens       $47,510,000  $47,743,000
Feed, eggs and other          29,660,000   30,477,000
Finished poultry products     27,248,000   22,529,000
                            $104,418,000 $100,749,000

NOTE D--IMPACT OF MEXICAN PESO DEVALUATION

Included in results of operations for the three and nine months ended July 1, 1995 are foreign exchange gains of $177,000 and losses of $5.4 million, respectively, resulting from the devaluation of the Mexican peso against the U.S. dollar. Also, as of the end of this period, the carrying value of inventories were adjusted to end-of-period exchange rates as was necessary to record inventories at the lower of cost or market. These adjustments are presented in the July 1, 1995 Condensed Consolidated Balance Sheet and Consolidated Statement of Cash Flows as components of the specific line items affected with the exception that the exchange rate effect on cash and cash equivalents has been separately stated in the Consolidated Statement of Cash Flows. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Impact of Mexican Peso Devaluation.

NOTE E--SUBSEQUENT EVENT

On July 5, 1995 the Company completed the acquisition of substantially all of the assets of Union de Queretaro, et al, a group of five chicken companies located near Queretaro, Mexico for approximately $32 million. The transaction was financed using existing long-term credit facilities.

Item 2: Management's Discussion and Analysis of Financial
        Condition and Results of Operations


The following table presents certain items as a percentage of net sales for the periods indicated.

                  Percentage of Net Sales    Percentage of Net Sales
                    Three Months Ended         Nine Months Ended
                 July 1, 1995 July 2, 1994  July 1, 1995 July 2, 1994

Net sales            100.0%       100.0%         100.0%     100.0%

Costs and expenses:
Cost of sales         89.7%        88.0%          92.3%      87.9%
Gross profit          10.3%        12.0%           7.7%      12.1%
Selling, general and
    administrative     5.2%         5.7%           5.4%       5.6%

Operating Income       5.1%         6.3%           2.4%       6.5%
Interest expense       1.9%         2.1%           1.9%       2.2%

Income (loss) before
 income taxes          3.7%         4.2%          (.4)%       4.4%

Net Income (loss)      2.7%         3.0%         (1.4)%       3.4%

Third Quarter 1995, Compared to
Third Quarter 1994

Consolidated net sales were $230.3 million for the third quarter of fiscal 1995, a decrease of $8.0 million, or 3.4%, over the third quarter of fiscal 1994. The decrease in consolidated net sales resulted from a $13.4 million decrease in Mexican chicken sales to $34.4 million offset partially by a $4.6 million increase in domestic chicken sales to $171.4 million and a $.8 million increase in sales of other domestic products to $24.4 million. The decrease in Mexican chicken sales was primarily due to a 28.1% decrease in total revenue per dressed pound produced caused primarily by the devaluation of the Mexican peso offset by a .7% increase in dressed pounds produced. The increase in domestic chicken sales was primarily due to a 7.8% increase in dressed pounds produced offset by a 4.7% decrease in total revenue per dressed pound.


Consolidated cost of sales was $206.5 million in the third quarter of fiscal 1995, a decrease of $3.2 million, or 1.5% over the third quarter of fiscal 1994. The decrease primarily resulted from an $11.8 million decrease in the cost of sales in Mexican operations offset by an $8.6 million increase in cost of sales of domestic operations.

The $11.8 million cost of sales decrease in Mexican operations was primarily due to decreased cost of sales per dressed pound primarily resulting from the Mexican peso devaluation offset by increased dressed pounds produced. See Impact of Mexican Peso Devaluation discussed below.

The cost of sales increase in domestic operations of $8.6 million was due primarily to a 7.8% increase in dressed pounds produced and increased production of higher margin products in prepared foods which have higher costs of sales associated with them offset partially by a 8.6% decrease in feed ingredient cost.

Gross profit as a percentage of sales decreased to 10.3% in the third quarter of fiscal 1995 from 12.0% in the third quarter of fiscal 1994. The decreased gross profit of the Company's domestic operations was primarily the result of a 4.7% decrease in total revenue per dressed pound and increased costs of sales discussed above. The decrease in gross profit for Mexican operations was primarily a result of decreased total revenues per dressed pound offset partially by a decrease in average costs of sales per dressed pound. See Impact of Mexican Peso Devaluation discussed below.

Consolidated selling, general and administrative expenses were $12.0 million for the third quarter of fiscal 1995, a decrease of $1.6 million or 11.8%, when compared to the third quarter of fiscal 1994; these decreases were due primarily to lower selling, general and administrative expenses in the Company's Mexican operations caused primarily by the effects of the Mexico peso devaluation.

Consolidated operating income was $11.8 million for the third quarter of fiscal 1995, a decrease of $3.3 million, when compared to the third quarter of 1994. The decrease was due primarily to lower margins in operations as previously discussed.

Consolidated net interest expense was $4.4 million in the third quarter of fiscal 1995, a decrease of $.5 million, or 10.9% when compared to the third quarter of fiscal 1994. This decrease was due primarily to lower outstanding debt.

Consolidated income tax as a percentage of income remained relatively constant in the third quarter of fiscal 1995 at 27.1% when compared to 28.7% in the same quarter of fiscal 1994.

Nine Months Ended July 1, 1995, Compared to
Nine Months Ended July 2, 1994

Consolidated net sales were $674.1 million for the first nine months of fiscal 1995, a decrease of $9.2 million, or 1.3%, over the first nine months of fiscal 1994. The decrease in consolidated net sales resulted from a $32.5 million decrease in Mexican chicken sales to $109.0 million and a $2.6 million decrease in sales of other domestic products to $73.6 million offset substantially by a $25.9 million increase in domestic chicken sales to $491.5 million. The decrease in Mexican chicken sales was primarily due to a 29.7% decrease in total revenue per dressed pound produced caused primarily by the devaluation of the Mexican peso offset by an 9.6% increase in dressed pounds produced.
The increase in domestic chicken sales was primarily due to a 5.9% increase in dressed pounds produced offset slightly by a .3% decrease in total revenue per dressed pound.

Consolidated cost of sales was $622.0 million in the first nine months of fiscal 1995, an increase of $21.4 million, or 3.6% over the first nine months of fiscal 1994. The increase primarily resulted from a $22.2 million increase in cost of sales of domestic operations offset slightly by a $.8 million decrease in the cost of sales in Mexican operations.

The cost of sales increase in domestic operations of $22.2 million was due primarily to a 5.9% increase in dressed pounds produced and increased production of higher margin products in prepared foods which have higher costs of sales associated with them offset partially by a 10.4% decrease in feed ingredient cost.

The $.8 million cost of sales decrease in Mexican operations was primarily due to a 9.4% decrease in average cost of sales per dressed pound resulting from the devaluation of the Mexican peso offset by a 9.6% increase in dressed pounds produced and the lower of cost or market adjustments discussed in Note D. See Impact of Peso Devaluation discussed below.

Gross profit as a percentage of sales decreased to 7.7% in the first nine months of fiscal 1995 from 12.1% in the first nine months of fiscal 1994. The decreased gross profit resulted primarily from the Company's Mexican operations and was primarily the result of a 29.7% decrease in total revenue per dressed pound offset in part by the Mexican operation's costs of sales decreasing 9.41% as discussed above and by an increased gross profit from the Company's domestic operations. Accordingly, the effects of the Mexican peso devaluation has had a greater effect on selling prices than on cost of sales, due primarily to the dollar based characteristics of grain prices, which is a major component of cost of goods. The increase in gross profit for domestic chicken operations was a result of increased volumes and decreased average costs of sales per dressed pound offset partially by a slight decrease in total revenues per dressed pound.

Consolidated selling, general and administrative expenses were $36.2 million for the first nine months of fiscal 1995, a decrease of $2.4 million or 6.1%, when compared to the first nine months of fiscal 1994; these decreases were primarily due to lower selling, general and administrative expenses in the Company's Mexican operations caused by the effects of the Mexico peso devaluation, lower accrued retirement and bonuses costs due to lower operating profits offset by increased selling, general and administrative costs in the Company's domestic operations.

Consolidated operating income was $15.9 million for the first nine months of fiscal 1995 a decrease of $28.2 million, when compared to first nine months of 1994. The decrease was due primarily to lower margins in Mexican operations which resulted primarily from the effects of the Mexican peso devaluation as previously discussed.

Consolidated net interest expense was $12.7 million in the first nine months of fiscal 1995 a decrease of $2.1 million, or 14.2% when compared to the first nine months of fiscal 1994. This decrease was due primarily to lower outstanding debt.

Consolidated income tax expense increased to $7.2 million in the first nine months of fiscal 1995 compared to a $6.5 million in the first nine months of fiscal 1994. This increase occurring when the Company experienced a loss before income taxes is due primarily to the effects resulting from having positive taxable income in the United States offset by losses in Mexico which result in no tax benefit under current Mexican tax laws.

Liquidity and Capital Resources

Liquidity in the first nine months ended July 1, 1995 remained strong despite operating losses in Mexico resulting primarily from the Mexican peso devaluation. The impact of the Mexican peso devaluation and its resulting financial statement effects did, however, cause erosion in most financial ratios. The Company's working capital at July 1, 1995 decreased to $88.1 million from $99.7 million at October 1, 1994. The current ratio at July 1, 1995 decreased to 2.03 to 1 from 2.34 to 1 at October 1, 1994 and the Company's stockholder's equity decreased to $150.8 million at July 1, 1995 from $161.7 million at October 1, 1994. The Company's ratio of total debt to capitalization increased to 51.3% at July 1, 1995 from 49.3% at October 1, 1994.

The Company maintains a $75 million revolving credit facility with available unused lines of credit of $54.5 million at August 15, 1995. The Company completed a new $30 million term revolving financing facility maturing in 2003, with $14.7 million drawn upon at July 1, 1995. At July 1, 1995, the Company held commitments for an additional $15 million in long-term revolver financing, maturing in 2000. These financing facilities were used to fund the July 5, 1995 acquisition of Union de Queretaro, et al, a group of five chicken companies located near Queretaro, Mexico area for $32 million.

Trade accounts and notes receivable were $50.4 million at July 1, 1995, a $2.9 million decrease from October 1, 1994. This 5.5% decrease was due primarily to the effects of the Mexican peso devaluation and faster domestic collections experienced in the first nine months of fiscal 1995 when compared to the year ended October 1, 1994. Allowances for doubtful accounts, which primarily relate to receivables in Mexico, as a percentage of trade accounts and notes receivables were 7.0% at July 1, 1995 compared to 10.0% at October 1, 1994. This decrease is due primarily to the effects of the devaluation of the Mexican peso. Had the devaluation of the peso not occurred, allowances for doubtful accounts would have remained relatively unchanged.

Inventories were $104.4 million at July 1, 1995, a $3.7 million increase from October 1, 1994. This 3.7% increase was primarily due to higher domestic inventories resulting from increased production offset by lower Mexican inventories caused by the Mexican peso devaluation.

Accounts payable were $50.4 million at July 1, 1995, a $11.7 million increase from October 1, 1994, primarily due to increases resulting from normal increased operations and construction projects to expand operations. Accrued expenses were $32.3 million at July 1, 1995, a 3.0% increase from October 1, 1994, due primarily to normal increased operations.

Capital expenditures and business acquisitions for the first nine months of fiscal 1995 were $25.0 million and $.9 million, respectively and were primarily incurred to improve efficiencies, reduce costs and for the routine replacement of equipment. The Company anticipates that it will spend approximately $35 million for capital expenditures and approximately $30 million for business acquisition capital expenditures in fiscal year 1995 and expects to finance such expenditures with available operating cash flow, leases and long-term financing.

Impact of Mexican Peso Devaluation

In December 1994, the Mexican government abandoned its policy of defending the peso against the U.S. dollar and allowed it to float freely on the currency markets. These events resulted in the Mexican peso exchange rate declining from 3.39 to 1 U.S. dollar at October 1, 1994 to a high of 6.8 at April 1, 1995. In late January 1995, the President of the United States finalized a $53 billion international credit arrangement for Mexico and on March 9, 1995 the Mexican government announced their country's economic stabilization plan establishing strong actions to combat inflation and strengthen the Mexican peso. The combined result of these events appears to have had a stabilizing effect on the Mexican peso currency exchange rate. On August 11, 1995 the Mexican peso closed at 6.14 to 1 U.S. dollar and it has averaged 6.12 to 1 U.S. dollar since the end of the Company's second fiscal quarter. No assurance can be given as to the future valuation of the Mexican peso and its resulting impact on the Company's operations. Further movement in the Mexican peso could affect future earnings positively or negatively.

As discussed in Note A -- Basis of Presentation, adjustments resulting from changes in currency exchange rates on net current assets are reflected in the statements of operations. Classification of the effects in the statement of operations is dependent upon the nature of the underlying asset and, in general, exchange rate effects on net monetary assets are reflected as "Other expenses (income) - Foreign exchange (gain) loss." During the three and nine-months ended July 1, 1995, the peso's movement resulted in foreign exchange gains of $177,000 and losses of $5.4 million, respectively, on net monetary assets. The carrying value of inventories were also adjusted to end-of-period currency exchange rates which was necessary to record inventories at amounts consistent with the Company's valuation method which is the lower of cost or market. Since the end of the second fiscal quarter the Company also experienced a decline in average peso selling prices due to a softening of demand for its products in Mexico. The Company attributes the decrease in demand for its products to be due to the recessionary impacts on the Mexican economy resulting from the peso devaluation. As a result of the decline in average selling prices experienced since December 31, 1994, coupled with pre-devaluation valued inventories being sold in Mexico and end of period inventories being recorded at the end of the period currency exchange rate, the Company experienced significant operating losses in its Mexican operations in second quarter 1995. By third quarter, average peso selling prices had rebounded and most pre-devaluation valued inventories had been sold, however, no assurances can be given that current selling prices will hold or continue to improve.

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

The Company did not file any reports on Form 8-K during the nine months ended July 1, 1995.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        PILGRIM'S PRIDE CORPORATION

Date   Aug 15, 1995     Clifford E. Butler
                        Vice Chairman of the Board,
                        Chief Financial Officer and
                        Secretary and Treasurer
                        in his respective capacity
                        as such