Form 10-K
period 1995-09-30
PILGRIMS PRIDE CORP
filed 1995-12-20
CIK 802481

THIS CONFORMING PAPER FORMAT DOCUMENT IS BEING SUBMITTED PURSUANT TO RULE 902(G) OF REGULATION S-T

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1995 Commission File number 1-9273

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


The aggregate market value of the Registrant's Common Stock, $0.01 par value, held by non- affiliates of the Registrant as of December 19, 1995, was $43,597,875. For purposes of the foregoing calculation only, all directors, executive officers, and 5% beneficial owners have been deemed affiliates.

27,589,250 shares of the Registrant's common stock, $.01 par value, were outstanding as of December 19, 1995.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's proxy statement for the annual meeting of stockholders to be held February 7, 1996, are incorporated by reference into
Part III.

PART I

Item 1. Business

General
  The Company, which was incorporated in Texas in 1968 and reincorporated in Delaware in 1986, is the successor to a partnership founded as a retail feed store in October, 1946 by the late Aubrey E. Pilgrim who was joined in the partnership by his brother Lonnie "Bo" Pilgrim in April, 1947. Over the years, the Company grew through both internal growth and various acquisitions of chicken farming and processing operations. In addition to domestic growth, the Company expanded into Mexico through acquisitions beginning in 1988 and subsequent substantial capital investments.

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

  The Company's chicken products consist primarily of (i) prepared foods, which include portion-controlled breast fillets, tenderloins and strips, formed nuggets and patties and bone-in chicken parts, which are sold frozen and may be either fully cooked or raw; (ii) fresh foodservice chicken, which includes refrigerated (non-frozen), whole or cut-up chicken sold to the foodservice industry either pre-marinated or non-marinated; (iii) prepackaged chicken, which includes various combinations of freshly refrigerated, whole chickens and chicken parts in trays, bags or other consumer packs labeled and priced ready for the retail grocer's fresh meat counter; and (iv) bulk packaged chicken which includes parts and whole chicken, either refrigerated or frozen for U.S. export or domestic use and is sold in eviscerated form in the U.S. and in both eviscerated and uneviscerated forms in Mexico.

  During recent years, the Company's strategy has been to identify and develop specific, defined markets where it can achieve significant advantages over competing suppliers. Management believes that this strategy has enabled the Company to achieve both higher rates of growth and higher profits than otherwise would have resulted. The Company has primarily targeted the following markets: (1) U.S. foodservice, (2) U.S. consumer, and (3) Mexico. The following table sets forth, for the periods since 1990, net sales attributable to each of the Company's primary product types in these market segments. The table is based on the Company's internal sales reports and its classification of product types and customers.

                                 Fiscal Year Ended
               Sept 29,  Sept 28,  Sept 26,   Oct 2,    Oct 1,    Sept 30,
                 1990      1991      1992      1993      1994      1995
              (52 Weeks)(52 Weeks)(52 Weeks)(53 Weeks)(52 Weeks)(52 Weeks)
                                    (in thousands)
U.S. Chicken Sales:
  Prepared Foods:
    Foodservice: $112,509 $151,661 $178,185 $183,165 $205,224 $240,456
     Consumer
     (Retail):     60,069   60,188   85,700   89,822   61,068   38,683
      Total
       Prepared
       Foods      172,578  211,849  263,885  272,987  266,292  279,139
  Fresh Chicken:
    Foodservice:  118,158  127,303  126,472  149,197  155,294  140,201
     Consumer
     (Retail):    122,907  125,897  105,636  100,063  125,133  138,368
    Other:         95,907   85,323   72,724   77,709   88,437  113,414
      Total
       Fresh
       Chicken    366,972  338,523  304,832  326,969  368,864  391,983

Mexico:
  Bulk-packaged
   chicken        110,632  141,570  160,620  188,754  188,744  159,491
      Total
       Chicken
       Sales      620,182  691,942  729,337  788,710  823,900  830,613

Sales of Other
 Domestic Products100,373   94,709   88,024   99,133   98,709  101,193
      Total Net
       Sales     $720,555 $786,651 $817,361 $887,843 $922,609  $31,806

United States
  The following table sets forth, since fiscal 1990, the percentage of net
U.S. chicken sales attributable to each of the Company's primary products lines and markets serviced with such products. The table and related discussion are based on the Company's internal sales reports and its classification of product types and customers.


                                      Fiscal Year Ended
                Sept 29,  Sept 28,  Sept 26,   Oct 2,    Oct 1,   Sept 30,
                  1990      1991      1992      1993      1994     1995
               (52 Weeks)(52 Weeks)(52 Weeks)(53 Weeks)(52 Weeks)(52 Weeks)

U.S. Chicken Sales:
  Prepared Foods:
    Foodservice    22.1%     27.6%     31.3%     30.5%     32.3%     35.8%
     Consumer
    (Retail):      11.8      10.0      15.1      15.0       9.6       5.8
      Total Prepared
       Foods       33.9      38.5      46.4      45.5      41.9      41.6

  Fresh Chicken:
    Foodservice:   23.2      23.1      22.2      24.9      24.4      20.9
     Consumer
     (Retail):     24.1      22.9      18.6      16.7      19.7      20.6
    Other:         18.8      15.5      12.8      13.0      13.9      16.9
      Total Fresh
       Chicken     66.1%     60.5%     53.6%     54.5%     58.1%     58.4%

Total U.S. Chicken
 Sales Mix        100.0%    100.0%    100.0%    100.0%    100.0%    100.0%


  Strategy
  Domestic chicken sales can be segmented into two principal product types - prepared foods and fresh chicken. The Company's U.S. business strategy is to
(i) focus most of its primary growth in prepared foods product lines, primarily to foodservice chain restaurants and other commercial and industrial users of prepared chicken; (ii) grow its fresh chicken business through value-added, prepackaged consumer (retail) products; (iii) maintain a substantial presence in the fresh foodservice market segment, and (iv) achieve significant cost and product advantages over competing suppliers through leadership in production technology and new product R & D. The Company believes this strategy results in greater growth in sales and profits than would otherwise result.


Product Types
  U.S. Prepared Foods Overview
  During 1995, $279.1 million of the Company's net U.S. chicken sales were in prepared foods products to foodservice and consumer (retail) customers. This is an all time high, up from $172.6 million in 1990 and reflects the strategic focus for growth of the Company. Management believes the market for prepared foods chicken products will be generally characterized by higher growth rates and more stable margins than non-prepared products. The Company will grow its prepared foods sales to the foodservice industry at a faster rate than to the retail industry.

  The Company establishes prices for its prepared chicken products based primarily upon perceived value to the customer, production costs and prices of competing products. However, many of these products are priced according to formulas which are based on an underlying commodity market, and this factor causes some price fluctuation.

  U.S. Fresh Chicken Overview
  During 1995, $392.0 million of the Company's net U.S. chicken sales were in fresh chicken products to foodservice, consumer (retail) and other customers. This is an all time high, up from $367.0 million in 1990. The most significant changes are reflected in the sales doller shifts since 1992 as the Company has reemphasized its retail fresh chicken business which management believes will continue to be a large and relatively stable base of business. The Company anticipates that its foodservice volume will continue to gradually shift from fresh to more of a prepared foods sales mix, however, there will always remain a base level of fresh foodservice business. Sales growth in the "Other" category primarily reflect approximately $32 million in 1995 exports of fresh frozen chicken.

  Most fresh chicken products are sold to established customers based upon certain weekly or monthly market prices reported by the U.S.D.A. and other public price reporting services, plus a markup, which is dependent upon the customer's location, volume, product specifications and other factors. A significant portion of the Company's fresh chicken sales is governed by agreements with customers that provide for the pricing method and volume of products to be purchased. The Company believes its practices with respect to sales of its fresh chicken are generally consistent with those of its competitors. The "Other" category of fresh chicken is the sale of the Company's bulk-packaged, whole chicken which have historically been characterized by lower prices and greater price volatility than the Company's more value-added product lines. In the United States, prices of these products are negotiated daily or weekly and are generally related to market prices quoted by the U.S.D.A. or other public price reporting services.


Market Segments
  U.S. Foodservice
  The majority of the Company's U.S. chicken sales are derived from products sold to the foodservice market which principally consists of chain restaurants, institutions, foodservice distributors, and commercial or industrial users of chicken located throughout the continental United States. The Company supplies chicken products ranging from portion-controlled refrigerated chicken parts to fully cooked and frozen, breaded or non-breaded chicken parts or formed products.

  As the second largest full-line supplier of chicken to the foodservice industry, the Company believes it is well-positioned to be the primary or secondary supplier to many national and international chain restaurants who require multiple suppliers of chicken products. Additionally, it is well suited to be the sole supplier for many regional chain restaurants that offer better margin opportunities and a growing base of business. Due to its comparatively large size in this market, management believes the Company has significant competitive advantages in terms of product capability, production capacity, research and development expertise, and distribution and marketing experience relative to smaller and to non-vertically integrated producers. As a result of these competitive advantages, the Company's sales to the foodservice market from fiscal 1990 through fiscal 1995 grew at a compound annual growth rate of approximately 11%. The Company markets both prepared and fresh chicken to the foodservice industry.

  Foodservice - Prepared Foods: Prepared foods sales to the foodservice market were $240.5 million in fiscal 1995 and have increased at a compound annual growth rate of approximately 16% from fiscal 1990 through fiscal 1995. The Company's prepared foods products include portion-controlled breast fillets, tenderloins and strips, formed nuggets and patties and bone-in chicken parts, which are sold frozen and in various stages of preparation, including blanched, battered, breaded and partially or fully-cooked. The Company attributes this growth in sales of prepared foods to the foodservice market to a number of factors:

  First, there has been significant growth in the number of foodservice operators offering chicken on their menus and the number of chicken items offered;

  Second, foodservice operators are increasingly purchasing prepared chicken products which allow them to reduce labor cost while providing greater product consistency, quality and variety across all restaurant locations;

  Third, there is a strong need among larger foodservice companies for an alternative or additional supplier to the Company's principle competitor in the prepared foods market. A viable alternative supplier must be able to ensure supply, demonstrate innovation and new product development, and provide price competition. The Company has been successful in its attempt to become the alternative supplier of choice, and thus the primary or secondary prepared chicken supplier to many large foodservice companies because it (i) is vertically integrated, giving the Company control over raw material supplies,
(ii) has the capability to produce many types of chicken items and (iii) has established a reputation for dependable quality, highly responsive service and excellent technical support;

  Fourth, as a result of the experience and reputation developed with larger customers, the Company has increasingly become the principal supplier to midsized foodservice organizations; and

  Fifth, the Company's in-house product development group, responding to the changing needs of the foodservice market, has enabled the Company to provide foodservice customers with new and improved prepared foods. Approximately $122 million of the Company's sales to foodservice customers in 1995 consisted of products which were not sold by the Company in 1990.

  Foodservice - Fresh Chicken: The Company produces and markets fresh, refrigerated chicken for sale to domestic quick-service restaurant chains, delicatessens and other customers. These chickens have the giblets removed, are usually of specific weight ranges, are usually pre-cut to customer specifications and are often marinated to enhance value and product differentiation. By growing and processing to customers specifications, the Company is able to assist quick service restaurant chains in controlling costs and maintaining size consistency of chicken pieces sold to the consumer.

U.S. Consumer
  The U.S. consumer market consists primarily of grocery store chains, retail distributors and wholesale clubs. The Company concentrates its efforts in this market on sales of branded, prepackaged cut-up and whole chicken to grocery chains and retail distributors in the midwestern, southwestern and western portions of the United States. This regional marketing focus enables the Company to develop consumer brand franchises and capitalize on proximity to the trade customer, in terms of lower transportation costs; more timely, responsive service; and enhanced product freshness. For a number of years the Company has invested in both trade and consumer marketing designed to establish high levels of brand name awareness and consumer preferences within these markets.

The Company utilizes numerous marketing techniques, including advertising, to develop and strengthen trade and consumer awareness and increase brand loyalty for consumer products marketed under the Pilgrim's Pride brand. The Company's founder, Lonnie "Bo" Pilgrim, is the featured spokesman in the Company's television, radio and print advertising, and a trademark cameo of a person in a Pilgrim's hat serves as the logo on all of the Company's primary branded products. As a result of this marketing strategy, the Company has established a well-known brand name in certain southwestern markets, including the Dallas/Fort Worth area where, according to a market research company, the Company's brand name was recognized by 96% of grocery shoppers in an aided brand recall study conducted in 1994. Management believes its efforts to achieve and maintain brand awareness and loyalty help to provide more secure distribution for its products and generate greater price premiums that would otherwise be the case in certain southwestern markets. The Company also maintains an active program to identify consumer preferences primarily by testing new product ideas, packaging designs and methods through taste panels and focus groups located in key geographic markets.

  Consumer - Prepared Foods: The Company sells consumer oriented prepared foods primarily to grocery store chains located in the midwestern, southwestern and western portions of the U.S. where it also markets prepackaged fresh chicken. Being a major, national competitor in retail, branded frozen foods is not a part of the Company's current business strategy. The Company previously was a national supplier of retail prepared chicken to Pace Membership Warehouse until Pace was acquired by Sam's Club in January 1994. The wholesale club industry is dominated by two large national operators, Sam's Club and Price-Costco. Due to the highly concentrated nature of the club store business the Company has redirected this prepared foods capacity to a more diversified customer base with better overall gross margins.

  Consumer -Fresh Chicken: The Company's prepackaged retail products include various combinations of freshly refrigerated whole chickens and chicken parts in trays, bags or other consumer packs, labeled and priced ready for the grocer's fresh meat counter. Management believes the retail, prepackaged fresh chicken business will continue to be a large and relatively stable market, providing opportunities for product differentiation and regional brand loyalty.

The Company concentrates its sales and marketing efforts for the above product types to grocery chains and retail distributors in the midwestern, southwestern and western portions of the United States. This regional marketing focus enables the Company to develop consumer brand franchises and capitalize on proximity to the trade customer, in terms of lower transportation costs; more timely, responsive service; and enhanced product freshness.

  Other Chicken: The Company sells bulk whole chickens and cut-up parts primarily to retail grocers and food distributors in the United States. In recent years, the Company has de-emphasized its marketing of bulk-packaged chicken in the United States in favor of more value-added products and export opportunities. In the United States, prices of these products are negotiated daily or weekly and are generally related to market prices quoted by the U.S.D.A.or other public price reporting services. The majority of the growth in sales of "other" products between 1993 and 1995 were in exports to the Far East, Middle East and Eastern Europe. Management believes exports of both prepared and fresh chicken will grow at a rate faster than the general industry as a whole.


Mexico
  Strategy
  In Mexico, the Company has made capital investments in advanced production technology, transferred experienced management personnel and utilized proven domestic production techniques in order to be a low cost producer of chicken. At the same time, the Company has directed its marketing efforts toward more value added chicken products. Management believes that this strategy has resulted in increased market share and higher profit margins relative to other Mexican chicken producers and has positioned the Company to participate in any growth in chicken demand which may occur in the future. Recent demand growth in Mexico is evidenced by the increase in per capita consumption of chicken in Mexico, from approximately 24 pounds in 1982 to approximately 38 pounds in 1994, according to an industry source. Recent per capita consumption of chicken is estimated to be down 13% to approximately 33 pounds. The Company considers this decline in consumption to be a temporary reaction resulting from the economic impact of the Mexican peso's devaluation occurring in 1995.

  Background: The Mexican market is one of the Company's fastest growing markets and represented approximately 17% of the Company's net sales in fiscal 1995. The Company entered the Mexican market in 1981 when it began selling eggs on a limited basis. Recognizing favorable long-term demographic trends and improving economic conditions in Mexico, the Company began exploring opportunities to produce and market chicken in Mexico. In fiscal 1988, the Company acquired four vertically integrated poultry production operations in Mexico for approximately $15.1 million. Since such acquisitions and through fiscal 1995, the Company has made capital expenditures in Mexico totaling $145 million to expand and improve such operations. Included in this amount is fiscal 1995 investments of approximately $39.2 million for property, plant and equipment in Mexico, of which $30.0 million was incurred in the acquisition of Union de Queretaro, et al, a group of five chicken companies located near Queretaro, Mexico. (See Note I to the Consolidated Financial Statements). The Company believes its facilities are among the most technologically advanced in Mexico. As a result of these expenditures, the Company has increased weekly production in its Mexico operations by over 415% since its original investment in 1988. The Company believes that it is one of the lowest cost producers of chicken in Mexico.
  Products: During the last three years, the Company's Mexico operation has dramatically increased its value added sales of chicken products, which should provide higher, more stable margins. Although changing now, the market for chicken products in Mexico is less developed than in the United States with sales attributed to fewer, more basic products.

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


Competition
  The chicken industry is highly competitive and certain of the Company's competitors have greater financial and marketing resources than the Company.
In the United States and Mexico, the Company competes principally with other vertically integrated chicken companies. In general, the competitive factors in the domestic chicken industry include price, product quality, brand identification, breadth of product line and customer service. Competitive factors vary by major market. In the foodservice market, competition is based on consistent quality, product development, service and price. In the domestic consumer market, management believes that product quality, brand awareness and customer service are the primary bases of competition. There is some competition with non vertically integrated further processors in the U.S. prepared food business. The Company believes it has significant, long term cost and quality advantages over non-vertically integrated further processors. In Mexico, where product differentiation is limited, price and product quality are the most critical competitive factors.


Other Activities
  The Company markets fresh eggs under the Pilgrim's Pride brand name as well as private labels in various sizes of cartons and flats to domestic retail grocery and institutional foodservice customers located primarily in Texas.
The Company has a housing capacity for approximately 2.3 million commercial egg laying hens which can produce approximately 41 million dozen eggs annually. Domestic egg prices are determined weekly based upon reported market prices. The domestic egg industry has been consolidating over the last few years with the 20 largest producers accounting for more than 65% of the total number of egg laying hens in service during 1995 The Company competes with other domestic egg producers, primarily on the basis of product quality, reliability, price and customer service. According to an industry publication, the Company is the twenty-fifth largest producer of eggs in the United States.

  In fiscal 1995, exports of the Company's U.S. produced chicken accounted for approximately 5% of dollar sales. Exports were primarily to Asian, Middle Eastern and Eastern European countries. While current activity in these markets contributes only a small percentage of sales, the Company believes export demand will grow at an even faster rate than U.S. demand in the future. As export conditions become more favorable, management believes the Company is well-positioned to increase sales of both raw and cooked chicken to foreign countries.

  The Company has regional distribution centers located in Arlington, El Paso, Mt. Pleasant and San Antonio, Texas; Phoenix and Tucson, Arizona; and Oklahoma City, Oklahoma that distribute the Company's own poultry products along with certain poultry and non-poultry products purchased from third parties. The Company's non-poultry distribution business is conducted as an accommodation to their customers and to achieve greater economies of scale in distribution logistics. They serve independent grocers and quick service restaurants. The store-door delivery capabilities for the Company's own poultry products provide a strategic service advantage in selling to quick service, national chain restaurants.

  The Company also converts chicken by-products into protein products primarily for sale to manufacturers of pet foods. In addition, the Company produces and sells livestock feeds at its feed mill and farm supply store in Pittsburg, Texas, to dairy farmers and livestock producers in northeastern Texas.


Regulation
  The chicken industry is subject to government regulation, particularly in the health and environmental areas. The Company's domestic chicken processing facilities are subject to on-site examination, inspection and regulation by the U.S.D.A. The F.D.A. inspects the production of the Company's domestic feed mills. The Company's Mexican food processing facilities and feed mills are subject to on-site examination, inspection and regulation by a Mexican governmental agency which performs functions similar to those performed by the U.S.D.A. and F.D.A. Since commencement of operations by the Company's predecessor in 1946, compliance with applicable regulations has not had a material adverse effect upon the Company's earnings or competitive position and such compliance is not anticipated to have a materially adverse effect in the future. Management believes that the Company is in substantial compliance with all applicable laws and regulations relating to the operations of its facilities.

  The Company anticipates increased regulation by the U.S.D.A. concerning food safety, as well as by the F.D.A. concerning the use of medications in feed. Although the Company does not anticipate any such regulation having a material adverse effect upon the Company, no assurances can be given to that effect.


Employees and Labor Relations
  As of December 15, 1995 the Company employed approximately 8,000 persons in the U.S. and 3,750 persons in Mexico. Approximately 700 employees at the Company's Lufkin, Texas facility are members of a collective bargaining unit represented by Local 540 of the United Food and Commercial Workers Union (the "UFCW"). None of the Company's other domestic employees have union representation. The Company has operated the Lufkin facility since its purchase in 1986 without a collective bargaining agreement. From February to June 22, 1993, the Company engaged in negotiations with the UFCW to reach a collective bargaining agreement. On May 24 and 25, 1993, the Company experienced a UFCW-initiated work stoppage involving approximately 200 employees at the Lufkin facility. By May 26, 1993, substantially all of the employees had returned to work. On June 22, 1993, management declared that negotiations had reached an impasse and implemented the terms of their latest contract offer. On September 29, 1995 a federal judge appointed by the fifth circuit, found that the Company had not met its burden of proof in declaring that negotiations had in fact reached an impasse and that it was in error in implementing their last contract offer. The Company has filed an appeal to this decision, however, has yet to give oral arguments to the court. Additionally, the Company will resume negotiations with the union in efforts to
reach a collective bargaining agreement.   Unless and until a collective
bargaining agreement is reached, there may be further work disruptions at this facility. However, because of the adequate labor supply in the Lufkin area and the Company's ability to shift portions of its production to other facilities, the Company does not believe that additional work disruptions, if any, will have a material adverse effect on the Company's operations or financial condition. In Mexico, most of the Company's hourly employees are covered by collective bargaining agreements as most employees are in Mexico. Except as described above, the Company has not experienced any work stoppages, and management believes that relations with the Company's employees are satisfactory.


Executive Officers of the Registrant
  As of December 15, 1994, the following were the Executive Officers of the Company. Officers are elected annually by the Board of Directors to serve at the pleasure of the Board of Directors.

Executive Officers of the Company   Age      Positions

Lonnie "Bo" Pilgrim                 67       Chief Executive Officer

Lindy M. "Buddy" Pilgrim            41       President and Chief Operating
                                             Officer

Clifford E. Butler                  53       Chief Financial Officer,
                                             Secretary and Treasurer

David Van Hoose                     53       President, Mexican Operations

Robert L. Hendrix                   59       Executive Vice President
                                             Operations

Terry Berkenbile                    45       Senior Vice President
                                             Sales & Marketing, Retail and
                                             Fresh Products

Richard A. Cogdill                  35       Senior Vice President
                                             Corporate Controller

Ray Gameson                         47       Senior Vice President
                                             Human Resources

O.B. Goolsby, Jr.                   48       Senior Vice President
                                             Prepared Foods

Michael D. Martin                   41       Senior Vice President
                                             DeQueen, Arkansas Complex

James J. Miner, Ph.D.               67       Senior Vice President
                                             Technical Services

Michael J. Murray                   37       Senior Vice President
                                             Sales & Marketing, Prepared Foods

Robert N. Palm                      51       Senior Vice President,
                                             Lufkin, Texas Complex

Mr. L. A. Pilgrim has served as Chairman of the Board and Chief Executive Officer since the organization of the Company in 1968. Prior to the incorporation of the Company, Mr. Pilgrim was a partner in the Company's predecessor partnership business founded in 1945.

Mr. L. M. Pilgrim serves as President and Chief Operating Officer of the Company. He was elected as Director on March 8,1993 and began employment in April 1993 under the title of President of U.S. Operations and Sales & Marketing. From April 1993 to March 1994, the President and Chief Operating Officer reported to him. After that time, the Chief Operating Officer title and responsibilities were incorporated into his own. Up to October 1990, Mr. Pilgrim was employed by the Company for 12 years in marketing and 9 years in operations. From October 1990 to April 1993, he was President of Integrity Management Services, Inc., a consulting firm to the food industry. He is a nephew of Lonnie "Bo" Pilgrim.

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

Mr. Hendrix has been Executive Vice President, Operations, of the Company since March 1994. Prior to that he served as Senior Vice President, NETEX Processing from August 1992 to March 1994 and as President and Chief of Complex Operations from September 1988 to March 1992. He was on leave from the Company from March 1992 to August 1992. He was President and Chief Operating Office of the Company from July 1983 to September 1988. He began as Senior Vice President in September 1981 when Pilgrim's Pride acquired Mountaire
Corporation of DeQueen, Arkansas, and, prior thereto, he was Vice President of Mountaire Corporation.

Mr. Berkenbile was named Senior Vice President, Sales & Marketing, for Retail and Fresh Products in July 1994. Prior to that he was Vice President, Sales & Marketing, for Retail and Fresh Products since May 1993. From February 1991 to April 1993 Mr. Berkenbile was Director Retail Sales & Marketing at Hudson Foods. From February 1988 to February 1991, Mr. Berkenbile was Director Plant Sales at Pilgrim's Pride, prior thereto, he worked in the processed red meat industry.

Mr. Cogdill has been Senior Vice President, Corporate Controller, since August 1992. He was previously Vice President, Corporate Controller since October 1991. Prior to that he was a Senior Manager with Ernst & Young LLP. He is a Certified Public Accountant.

Mr. Gameson has been Senior Vice President of Human Resources since October 1994. He previously served as Vice President of Human Resources since August, 1993. From December 1991 to July 1993, he was employed by Townsends, Inc. and served as Complex Human Resource, Manager. Prior to that he was employed by the Company as Complex Human Resource, Manager, at its Mt. Pleasant, Texas location.

Mr. Martin has been Senior Vice President, DeQueen, Arkansas Complex Manager, of the Company since April 1993. He previously served as Plant Manager at the Company's Lufkin, Texas operations and Vice President, Processing, at the Company's Mt. Pleasant, Texas, operations up to April 1993. He has served in various other operating management positions in the Arkansas Complex since September 1981. Prior to that he was employed by Mountaire
Corporation of DeQueen, Arkansas, until it was acquired by the Company in September 1981.

Dr. Miner, Ph.D., has been Senior Vice President, Technical Services, since April 1994. He has been employed by the Company and its predecessor partnership since 1966 and previously served as Senior Vice President responsible for live production and feed nutrition. He has been a Director since the incorporation of the Company in 1968.

Mr. Murray has been Senior Vice President, Sales & Marketing, for Prepared Foods since October 1994. He previously served as Vice President of Sales and Marketing, Food Service since August 1993. From 1990 to July 1993, he was employed by Cargill, Inc. Prior to that, from March 1987 to 1990 he was employed by Pilgrim's Pride as a Vice President for sales and marketing and prior prior thereto, he was employed by Tyson Foods, Inc.

Mr. Palm has been Senior Vice President, Lufkin, Texas, Complex Manager of the Company, since June 1985 and was previously employed in various operating management positions by Plus-Tex Poultry, Inc., a Lufkin, Texas based company acquired by Pilgrim's Pride in June 1985.

Item 2.         Properties

Production and Facilities
  Breeding and Hatching
  The Company supplies all of its domestic chicks by producing its own hatching eggs from domestic breeder flocks owned by the Company, approximately 38% of which are maintained on 38 Company-operated breeder farms. The Company currently owns or contracts for approximately 6.8 million square feet of breeder housing on approximately 198 breeder farms. In Mexico, all of the Company's breeder flocks are maintained on Company-owned farms.

  The Company owns six hatcheries in the United States, located in Nacogdoches and Pittsburg, Texas, and DeQueen and Nashville, Arkansas, where eggs are incubated and hatched in a process requiring 21 days. Once hatched, the day-old chicks are inspected and vaccinated against common poultry diseases and transported by Company vehicles to grow-out farms. The Company's six domestic hatcheries have an aggregate production capacity of approximately 6.7 million chicks per week. In Mexico, the Company owns seven hatcheries, which have an aggregate production capacity of approximately 3.9 million chicks per week.

  Grow-out
  The Company places its domestically grown chicks on approximately 887 grow-out farms located in Texas and Arkansas. These farms provide the Company with approximately 43 million square feet of growing facilities. The Company operates 32 grow-out farms which account for approximately 10% of its total annual domestic chicken capacity. The Company also places chicks with farms owned by affiliates of the Company under grow-out contracts. The remaining chicks are placed with independent farms under grow-out contracts. Under such grow-out contracts, the farmers provide the facilities, utilities and labor.
The Company supplies the chicks, the feed and all veterinary and technical services. Contract grow-out farmers are paid based on live weight under an incentive arrangement. In Mexico, the Company owns approximately 38% of its grow-out farms and contracts with independent farmers for the balance of its production. Arrangements with independent farmers in Mexico are similar to the Company's arrangements with contractors in the United States.

  Feed Mills
  An important factor in the production of chicken is the rate at which feed is converted into body weight. The Company purchases feed ingredients on the open market. The primary feed ingredients include corn, milo and soybean meal, which historically have been the largest component of the Company's total production cost. The quality and composition of the feed is critical to the conversion rate, and accordingly, the Company formulates and produces its own feed. Domestically, the Company operates five feed mills located in Nacogdoches and Pittsburg, Texas and Nashville and Hope, Arkansas. The Company currently has annual domestic feed requirements of approximately 1.7 million tons and the capacity to produce approximately 2.1 million tons. The Company owns four feed mills in Mexico which produce all of the requirements of its Mexican operations. Mexican feed requirements are approximately .5 million tons with a capacity to produce approximately 1.1 million tons. In fiscal 1995, approximately 55% of the grain used was imported from the United States. However, this percentage fluctuates based on the availability and cost of local grain supplies.

  Feed grains are commodities subject to volatile price changes caused by weather, size of harvest, transportation and storage costs and the agricultural policies of the United States and foreign governments. Although the Company can and sometimes does purchase grain in forward markets, it cannot eliminate the potential adverse effect of grain price increases.

  Processing
  Once the chickens reach processing weight, they are transported in the Company's trucks to the Company's processing plants. These plants utilize modern, highly automated equipment to process and package the chickens. The Company periodically reviews possible application of new processing technologies in order to enhance productivity and reduce costs. The Company's five domestic processing plants, two of which are located in Mt. Pleasant, Texas, and the remainder of which are located in Dallas and Lufkin, Texas, and DeQueen, Arkansas, have the capacity, under present U.S.D.A. inspection procedures, to produce approximately 1 billion pounds of dressed chicken annually. The Company's three processing plants located in Mexico, which perform fewer processing functions than the Company's U.S. facilities, have the capacity to process approximately 650 million pounds of dressed chicken annually.

  Prepared Foods Plant
  The Company's prepared foods plant in Mt. Pleasant, Texas, was constructed in 1986 and expanded in 1987. This facility has deboning lines, marination systems, batter/breading systems, fryers, ovens, both mechanical and cryogenic freezers, a variety of packaging systems and cold storage. This plant is currently operating at the equivalent of two shifts a day for six days a week. If necessary, the Company could add additional shifts during the remaining days of the week.

  Egg Production
  The Company produces eggs at three farms near Pittsburg, Texas. One farm is owned by the Company, while two farms are operated under contract by an entity owned by a major stockholder of the Company. The eggs are cleaned, sized, graded and packaged for shipment at processing facilities located on the egg farms. The farms have a housing capacity for approximately 2.3 million producing hens and are currently housing approximately 2.0 million hens.

  Other Facilities and Information
  The Company operates a rendering plant located in Mt. Pleasant, Texas, that currently processes by-products from approximately 2.0 million chickens daily into protein products, which are used in the manufacture of chicken and livestock feed and pet foods. The Company operates a feed supply store in Pittsburg, Texas, from which it sells various bulk and sacked livestock feed products. The Company owns an office building in Pittsburg, Texas, which houses its executive offices, and an office building in Mexico City, which houses the Company's Mexican marketing offices. The Company also owns approximately 16,000 acres of farmland previously used in the Company's non-poultry farming operations. The Company is currently in the process of disposing of such land and related assets.

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


Item 4. Submission of Matters to a Vote of Security Holders

      NOT APPLICABLE

Part II


Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

  Quarterly Stock Prices and Dividends
  High and low sales prices and dividends were:

             Prices          Prices
              1995            1994         Dividends
Quarter   High     Low    High     Low    1995   1994

First   $10 3/8  $9 3/8  $8 1/4  $6 5/8  $.015  $.015
Second    9 3/4   7 3/4   9 1/4   6 5/8   .015   .015
Third     8 3/8   7 1/2   9       6 3/8   .015   .015
Fourth    8 3/4   7 5/8   9 5/8   7 1/4   .015   .015


  The Company's stock is traded on the New York Stock Exchange (ticker symbol
CHX). The Company estimates there were approximately 12,500 holders (including individual participants in security position listings) of the Company's common stock as of December 19, 1995.

S E L E C T E D   F I N A N C I A L   D A T A
Pilgrim's Pride Corporation and Subsidiaries

                                        Years Ended
               1995     1994    1993(a)    1992(b)     1991     1990    1989
                           (in thousands, except per share data)
OPERATING RESULTS SUMMARY:
  Net sales  $931,806 $922,609  $887,843   $817,361  $786,651 $720,555 $661,077
  Gross
   margin      74,144  110,827   106,036(c)  32,802(c) 75,567   74,190   83,356
  Operating
   income
   (loss)      24,930   59,698(d) 56,345(d) (13,475)   31,039   33,379   47,014
  Income (loss)
   before income
   taxes and
   extraordinary
   charge       2,091   42,448    32,838    (33,712)   12,235   20,463   31,027
  Income tax
   expense
   (benefit)   10,058   11,390    10,543     (4,048)      (59)   4,826   10,745
  Income (loss)
   before
   extraordinary
   charge      (7,967)  31,058    22,295    (29,664)   12,294   15,637   20,282
  Extraordinary
   charge - early
   repayment of
   debt, net of
   tax              -        -    (1,286)         -         -        -       -
  Net income
   (loss)      (7,967)  31,058    21,009    (29,664)   12,294   15,637   20,282

PER COMMON SHARE DATA:
  Income (loss) before
   extraordinary
   charge     $ (0.29)  $ 1.13   $  0.81    $ (1.24)   $ 0.54   $ 0.69  $  0.90
  Extraordinary
   charge - early
   repayment of
   debt             -        -     (0.05)         -         -        -        -
  Net income
   (loss)       (0.29)    1.13      0.76      (1.24)     0.54     0.69     0.90
  Cash
   dividends     0.06     0.06      0.03       0.06      0.06     0.06     0.06
  Book value(e)  5.51     5.86      4.80       4.06      4.97     4.49     3.86

BALANCE SHEET SUMMARY:
  Working
   capital   $ 88,395 $ 99,724  $ 72,688   $ 11,227  $ 44,882 $ 54,161 $ 60,313
 Total assets 497,604  438,683   422,846    434,566   428,090  379,694  291,102
  Short-term
   debt        18,187    4,493    25,643     86,424    44,756   30,351    9,528
  Long-term debt,
   less current
   maturities 182,988  152,631   159,554    131,534   175,776  154,277  109,412
  Total
   stockholders'
   equity     152,074  161,696   132,293    112,112   112,353  101,414   87,132

KEY INDICATORS (As a percent of sales):
  Gross Margin  8.0 %   12.0 %    11.9 %(c) 4.0 %(c)    9.6 %   10.3 %    12.6 %
  Selling,
   general and
   administrative
   expenses     5.3 %    5.5 %(d)  5.6 %(c)  5.7 %(c)   5.7 %    5.7 %     5.5 %
                                        (d)
  Operating
   income
   (loss)       2.7 %    6.5 %(d)  6.3 %(d)  (1.6)%     3.9 %    4.6 %     7.1 %
  Net interest
   expense      1.9 %    2.1 %     2.9 %      2.8 %     2.5 %     2.3 %    2.7 %
  Net income
   (loss)      (0.9)%    3.4 %     2.4 %     (3.6)%     1.6 %     2.2 %    3.1 %

(a) 1993 had 53 weeks.
(b) During 1992, the Company changed the fiscal year-end of its Mexican subsidiaries from August to September to coincide with that of its domestic operations. 1992 operating results included the operations of the Mexican subsidiaries for the twelve months ended September 26, 1992. Operating results for the Mexican subsidiaries during the month of September, 1991 have been reflected as a direct addition to stockholders' equity.
(c) Reflects reclassification of certain expenses from selling, general and administrative to cost of sales of $4.2 million and $1.8 million in 1993 and 1992, respectively.
  (See Note A to the Consolidated Financial Statements).
(d) Reflects reclassification of foreign exchange (gain) losses from selling, general and administrative to a separate component of other expenses (income). (See Note A to the Consolidated Financial Statements).
(e) Amounts are based on end-of-period shares of common stock outstanding.
Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

GENERAL
The profitability of the chicken industry is affected by market prices of chicken and feed grains, both of which may fluctuate significantly and exhibit cyclical characteristics. In an effort to reduce price volatility and to generate higher, more consistent profit margins, the Company has concentrated on the production and marketing of prepared food products, which generally have higher margins than the Company's other products. This concentration has resulted in an increase in sales of prepared food products as a percentage of total domestic net sales from 28.3% in fiscal 1990 to 36.4% in fiscal 1995. Management believes that sales of prepared food products will become a larger component of its total chicken sales and, accordingly, changes in market prices for chicken and feed costs should have less impact on profitability.

RESULTS OF OPERATIONS
Fiscal 1995 Compared to Fiscal 1994:
Consolidated net sales were $931.8 million for fiscal 1995, an increase of $9.2 million, or 1.0%, over fiscal 1994. The increase in consolidated net sales resulted from a $36.0 million increase in domestic chicken sales to $671.1 million and a $2.5 million increase in sales of other domestic products to $101.2 million offset partially by a $29.3 million decrease in Mexican chicken sales to $159.5 million. The increase in domestic chicken sales was due primarily to a 3.6% increase in dressed pounds produced and a 2.0% increase in
the total revenue per dressed pound produced.   The decrease in Mexican chicken
sales resulted from a 21.9% decrease in the total revenue per dressed pound produced caused primarily by the devaluation of the Mexican peso, offset by an 8.1% increase in dressed pounds produced. See Impact of Mexican Peso Devaluation discussed below.

Consolidated cost of sales was $857.7 million in fiscal 1995, an increase of $45.9 million, or 5.7%, over fiscal 1994. The increase primarily resulted from a $39.2 million increase in cost of sales of domestic operations and a $6.7 million increase in the cost of sales from Mexican operations.

The cost of sales increase in domestic operations of $39.2 million was due primarily to a 3.6% increase in dressed pounds produced and increased production of higher margin products in prepared foods, offset partially by a 6.1% decrease in feed ingredient cost. While average feed costs were lower in fiscal 1995 than the previous year, subsequent to year end feed costs have increased substantially due to lower crop yields in the 1995 harvest season. Due to the commodity nature of feed there can be no assurance as to future feed costs.

The $6.7 million cost of sales increase in Mexican operations was due primarily to an 8.1% increase in dressed pounds produced offset partially by a 3.6% decrease in average cost of sales per dressed pound resulting from the devaluation of the Mexican peso. See Impact of Peso Devaluation discussed below.

Gross profit as a percentage of sales decreased to 8.0% in fiscal 1995 from 12% in fiscal 1994. The decreased gross profit resulted mainly from the Company's Mexican operations and was primarily the result of the Mexican peso devaluation having a greater effect on selling prices than on cost of sales, due primarily to the dollar based characteristics of grain prices, which is a major component of cost of goods sold.

Consolidated selling, general and administrative expenses were $49.2 million for fiscal 1995, a decrease of $1.9 million, or 3.7%, when compared to fiscal 1994. Consolidated selling, general and administrative expenses as a percentage of sales decreased in fiscal 1995 to 5.3% from 5.5% in fiscal 1994.

Consolidated operating income for fiscal 1995 was $24.9 million compared to $59.7 million in fiscal 1994. The decrease was due primarily to lower margins in Mexican chicken operations which resulted primarily from the effects of the Mexican peso devaluation as described previously.

Consolidated net interest expense was $17.5 million in fiscal 1995, a decrease of $1.7 million, or 8.8%, when compared to fiscal 1994. This decrease was due to lower average amounts of outstanding debt when compared to fiscal 1994.

Consolidated income tax expense decreased to $10.1 million in fiscal 1995 compared to $11.4 million in fiscal 1994. The high effective tax rate is due to the Company having positive taxable income in the United States offset by losses in Mexico which result in no current tax benefit under current Mexican tax laws.

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

Consolidated cost of sales was $811.8 million in fiscal 1994, an increase of $30.0 million, or 3.8%, over fiscal 1993. The increase primarily resulted from a $35.2 million increase in cost of sales of domestic operations offset by a $5.2 million decrease in the cost of sales from Mexican operations.

The cost of sales increase in domestic operations of $35.2 million was primarily due to a 5.7% increase in feed ingredient cost and a 1.9% increase in dressed pounds produced.

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

Consolidated selling, general and administrative expenses were $51.1 million for fiscal 1994, an increase of $1.4 million, or 2.9%, when compared to fiscal 1993. Consolidated selling, general and administrative expenses as a percentage of sales decreased in fiscal 1994 to 5.5% from 5.6% in fiscal 1993.

Consolidated operating income for fiscal 1994 was $59.7 million compared to $56.3 million in fiscal 1993. The increase was due primarily to higher margins in domestic and Mexican chicken operations as described previously.

Consolidated net interest expense was $19.2 million in fiscal 1994, a decrease of $6.5 million, or 25.5%, when compared to fiscal 1993. This decrease was due to a reduction of fees and expenses incurred for refinancing and lower amounts of outstanding debt when compared to fiscal 1993.

Liquidity and Capital Resources:
Liquidity in fiscal 1995 remained strong despite operating losses in Mexico resulting primarily from the Mexican peso devaluation which caused erosion in most financial ratios. The Company's working capital at September 30, 1995 decreased to $88.4 million from $99.7 million at October 1, 1994. The current ratio at September 30, 1995 decreased to 1.84 to 1 from 2.34 to 1 at October 1, 1994 and the Company's stockholder's equity decreased to $152.1 million at September 30, 1995 from $161.7 million at October 1, 1994. The Company's ratio of total debt to capitalization increased to 56.9% at September 30, 1995 from 49.3% at October 1, 1994.

The Company maintains a $75 million revolving credit facility with available unused lines of credit of $51.7 million at December 1, 1995.

Trade accounts and notes receivable were $60.0 million at September 30, 1995, a $6.8 million increase from October 1, 1994. This 12.7% increase was due primarily to increased domestic sales offset partially by the effects of the Mexican peso devaluation and faster domestic collections experienced in fiscal 1995 when compared to the year ended October 1, 1994. Allowances for doubtful accounts, which primarily relate to receivables in Mexico, as a percentage of trade accounts and notes receivables were 6.7% at September 30, 1995 compared to 10.0% at October 1, 1994. This decrease is due primarily to the effects of the devaluation of the Mexican peso.

Inventories were $110.4 million at September 30, 1995, a $9.7 million increase from October 1, 1994. This 9.6% increase was primarily due to higher domestic inventories resulting from increased production offset by lower Mexican inventories caused by the Mexican peso devaluation.

Accounts payable were $55.7 million at September 30, 1995, a $17.0 million increase from October 1, 1994, primarily due to higher production levels and construction-in-progress from October 1, 1994.

Capital expenditures and business acquisitions for fiscal 1995 were $35.2 million and $36.2 million (of which $29.5 million was for the acquisition of property, plant and equipment), respectively. Capital expenditures were primarily incurred to improve efficiencies, reduce costs and for the routine replacement of equipment. In fiscal 1995, the Company acquired certain assets of Union de Queretaro, et al located in Queretaro, Mexico for approximately $35.3 million. See Note I to the Consolidated Financial Statements. The Company anticipates that it will spend approximately $45 million for capital expenditures in fiscal year 1996 and expects to finance such expenditures with available operating cash flow, leases and long-term financing. Subsequent to year-end the Company secured a $50 million long-term financing arrangement, to be collateralized by existing and new property, plant and equipment. The Company intends to use this facility to finance the aforementioned capital expenditures and to refinance certain existing long-term debt.

Cash flows provided by operating activities were $32.7 million, $60.7 million and $45.0 million in fiscal 1995, 1994 and 1993, respectively. The change in cash flows provided by operating activities between the periods resulted primarily from changes in net income.

Cash provided by (used in) financing activities was $40.2 million, $(30.3) million and $(40.3) million in fiscal 1995, 1994 and 1993, respectively. The cash provided by (used in) financing activities primarily reflects debt retirements in fiscal 1994 and 1993 and proceeds from notes payable and long-term financings in fiscal 1995.

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

Impact of Mexican Peso Devaluation:
In December 1994, the Mexican government changed its policy of defending the peso against the U.S. dollar and allowed it to float freely on the currency markets. These events resulted in the Mexican peso exchange rate declining from 3.39 to 1 U.S. dollar at October 1, 1994 to a low of 7.91 at November 15, 1995. On December 1, 1995 the Mexican peso closed at 7.56 to 1 U.S. dollar. No assurance can be given as to the future valuation of the Mexican peso and its resulting impact on the Company's operation. Further movement in the Mexican peso could affect future earnings positively or negatively.

Adjustments resulting from changes in currency exchange rates on net monetary assets are reflected in the statements of operations. Classification of the effects in the statement of operations is dependent upon the nature of the underlying asset and, in general, exchange rate effects on net monetary assets are reflected as "Other expenses (income) - Foreign exchange (gain) loss." During fiscal 1995, the peso's devaluation resulted in foreign exchange losses of $5.6 million on net monetary assets.

Other:
In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 establishes accounting standards for the impairment of long-lived assets to be held and used and for long-lived assets to be disposed of. SFAS No. 121 is scheduled to become mandatory for the Company's 1997 fiscal year. The Company has not determined the effect of adopting SFAS No. 121. There will be no cash flow impact from this accounting change.

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


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  NOT APPLICABLE


PART III


Item 10. Directors and Executive Officers of Registrant

  Reference is made to "Election of Directors" on pages 3 through 5 of Registrant's Proxy Statement for its 1995 Annual Meeting of Stockholders, which section is incorporated herein by reference.

  Reference is made to "Compliance with Section 16(a) of the Exchange Act" on page 9 of Registrant's Proxy Statement for its 1995 Annual Meeting of Stockholders, which section is incorporated herein by reference.


Item 11. Executive Compensation


Item 12. Security Ownership of Certain Beneficial Owners and Management

Item 13. Certain Relationships and Related Transactions

  Information responsive to Items 11, 12 and 13 is incorporated by reference from sections entitled "Security Ownership", "Election of Directors", "Executive Compensation", and "Certain Transactions" of the Registrant's Proxy Statement for its 1995 Annual Meeting of Stockholders.
Part IV


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

10.36 Second Amendment to Secured Credit Agreement dated December 6, 1994 to the Secured Credit Agreement dated May 27, 1993, by and among the Company and Harris Trust and Savings Bank, and FBS AG Credit, Inc., Internationale Nederlanden Bank N.V., Boatman's First National Bank of Kansas City and First Interstate Bank of Texas, N.A.

10.37 Third Amendment to Secured Credit Agreement dated June 30, 1995 to the Secured Credit Agreement dated May 27, 1993, by and among the Company and Harris Trust and Savings Bank, and FBS AG Credit, Inc.,
      Internationale Nederlanden Bank N.V., Boatman's First National Bank of Kansas City and First Interstate Bank of Texas, N.A.

10.38 Second Amended and Restated Loan and Security Agreement dated July 31, 1995, by and among the Company, the banks party thereto and Creditanstalt-Bankverein, as agent.

10.39 Revolving Credit Loan Agreement dated March 27, 1995 by and among the Company and Agricultural Production Credit Association.

10.40 First Supplement to Revolving Credit Loan Agreement dated July 6, 1995 by and among the Company and Agricultural Production Credit Association.

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

(b) Reports on Form 8-K

  NOT APPLICABLESIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 20th day of December 1995.

    PILGRIM'S PRIDE CORPORATION



    By:
    Clifford E. Butler
    Vice Chairman of the Board and
    Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

  Signature                         Title             Date


                             Chairman of the Board    12/20/95
Lonnie "Bo" Pilgrim          of Directors and Chief
                             Executive Officer
                             (Principal Executive
                             Officer)


                             Vice Chairman of the     12/20/95
Clifford E. Butler           Board of Directors,
                             Chief Financial Officer,
                             Secretary and Treasurer (Principal
                             Financial and Accounting Officer)


                             President and            12/20/95
Lindy M. "Buddy" Pilgrim     Chief Operating Officer and
                             Director


                             Executive Vice President 12/20/95
Robert L. Hendrix            Operations and
                             Director


                             Senior Vice President    12/20/95
James J. Miner               Technical Services and
                             Director


                             Vice President and       12/20/95
Lonnie Ken Pilgrim           Director


                             Director                 12/20/95
Charles L. Black


                             Director                 12/20/95
Robert E. Hilgenfeld


                             Director                 12/20/95
Vance C. Miller


                             Director                 12/20/95
James J. Vetter, Jr.


                             Director                 12/20/95
Donald L. Wass


REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors
Pilgrim's Pride Corporation

We have audited the accompanying consolidated balance sheets of Pilgrim's Pride Corporation and subsidiaries as of September 30, 1995 and October 1, 1994, and the related consolidated statements of income (loss), stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1995. Our audits also included the financial statement schedule listed on the Index as item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pilgrim's Pride Corporation and subsidiaries at September 30, 1995 and October 1, 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                  ERNST & YOUNG LLP


2121 San Jacinto Street
Dallas, Texas
November 6, 1995



C O N S O L I D A T E D   B A L A N C E   S H E E T S
Pilgrim's Pride Corporation and Subsidiaries



                                             September   October
                                             30, 1995    1, 1994
                                                (in thousands)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                   $ 11,892  $ 11,244
  Trade accounts and other receivables,
   less allowance for doubtful accounts         60,031    53,264
  Inventories                                  110,404   100,749
  Deferred income taxes                          9,564     6,459
  Prepaid expenses                                 526     1,280
  Other current assets                             953     1,249
    TOTAL CURRENT ASSETS                       193,370   174,245

OTHER ASSETS                                    20,918    20,891

PROPERTY, PLANT AND EQUIPMENT
  Land                                          17,637    15,153
  Buildings, machinery and equipment           383,076   332,289
  Autos and trucks                              32,227    27,457
  Construction-in-progress                       9,841     4,853
                                               442,781   379,752
  Less accumulated depreciation                159,465   136,205
                                               283,316   243,547
                                            $  497,604 $ 438,683

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable to banks                    $   13,000 $       -
  Accounts payable                              55,658    38,675
  Accrued expenses                              31,130    31,353
  Current maturities of long-term debt           5,187     4,493
    TOTAL CURRENT LIABILITIES                  104,975    74,521

LONG-TERM DEBT, less current maturities        182,988   152,631

DEFERRED INCOME TAXES                           56,725    49,835

MINORITY INTEREST IN SUBSIDIARY                    842         -

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value,
   authorized 5,000,000 shares; none issued          -         -
  Common stock, $.01 par value,
   authorized 45,000,000 shares;
   27,589,250 issued and outstanding
   in 1995 and 1994                                276       276
  Additional paid-in capital                    79,763    79,763
  Retained earnings                             72,035    81,657

    TOTAL STOCKHOLDERS' EQUITY                 152,074   161,696

COMMITMENTS AND CONTINGENCIES                        -         -
                                            $  497,604 $ 438,683
See Notes to Consolidated Financial Statements


C O N S O L I D A T E D   S T A T E M E N T S   O F   I N C O M E   ( L O S S )
Pilgrim's Pride Corporation and Subsidiaries



                                                 Years Ended
                                        September  October    October
                                        30, 1995   1, 1994    2, 1993
                                       (52 weeks) (52 weeks) (53 weeks)
                                    (in thousands, except per share data)

Net sales                              $ 931,806  $ 922,609  $ 887,843

Costs and expenses:
   Cost of sales                         857,662   811,782     781,807
   Selling, general and administrative    49,214    51,129      49,691
                                         906,876   862,911     831,498
      OPERATING INCOME                    24,930    59,698      56,345
Other expenses (income):
   Interest expense, net                  17,483    19,173      25,719
   Foreign exchange (gain) loss            5,605      (257)        243
   Miscellaneous, net                       (249)   (1,666)     (2,455)
                                          22,839    17,250      23,507
Income before income taxes and
 extraordinary charge                      2,091    42,448      32,838
Income tax expense                        10,058    11,390      10,543
Net income (loss) before
 extraordinary charge                     (7,967)   31,058      22,295
Extraordinary charge-early repayment
 of debt, net of tax                           -         -      (1,286)

      NET INCOME (LOSS)                 $ (7,967) $ 31,058    $ 21,009


Net income (loss) per common share
 before extraordinary charge            $  (0.29) $   1.13    $   0.81
Extraordinary charge per common share          -         -       (0.05)
Net income (loss) per common share      $  (0.29) $   1.13    $   0.76

See Notes to Consolidated Financial Statements.


C O N S O L I D A T E D   S T A T E M E N T S   O F   S T O C K H O L D E R S '
E Q U I T Y
Pilgrim's Pride Corporation and Subsidiaries



                                   Number         Additional
                                     of    Common   Paid-in   Retained
                                   Shares   Stock   Capital   Earnings  Total
                                (dollars in thousands, except per share data)
Balance at September 26, 1992   27,589,250   $276   $79,763   $32,073 $112,112

  Net income for year                                          21,009   21,009
  Cash dividends declared ($0.03 per share)                      (828)    (828)

Balance at October 2, 1993      27,589,250    276    79,763    52,254   132,293

  Net income for year                                          31,058    31,058
  Cash dividends declared ($0.06 per share)                    (1,655)  (1,655)

Balance at October 1, 1994       27,589,250    276    79,763   81,657   161,696

  Net loss for year                                            (7,967)   (7,967)
  Cash dividends declared ($.06 per share)                     (1,655)   (1,655)

Balance at September 30, 1995    27,589,250   $276   $79,763  $72,035  $152,074


See Notes to Consolidated Financial Statements.



C O N S O L I D A T E D   S T A T E M E N T S   O F   C A S H   F L O W S
Pilgrim's Pride Corporation and Subsidiaries



                                                    Years Ended
                                        September     October       October
                                         30, 1995     1, 1994       2, 1993
                                        (52 weeks)   (52 weeks)    (53 weeks)
                                                   (in thousands)
Cash Flows From Operating Activities:
Net income (loss)                       $  (7,967) $   31,058   $   21,009
Adjustments to reconcile net income (loss) to cash
  provided by operating activities:
  Depreciation and amortization            26,127      25,177       26,034
  Gain on property disposals                 (263)       (608)      (2,187)
  Provision for doubtful accounts           1,133       2,666        2,124
  Deferred income taxes                     3,785       6,720        5,028
  Extraordinary charge                          -           -        1,904

Changes in operating assets and liabilities:
  Accounts and other receivables           (3,370)       3,412      (6,555)
  Inventories                              (4,336)      (8,955)     (2,366)
  Prepaid expenses                          1,066         (459)      4,175
  Accounts payable and accrued expenses    15,249        1,742      (4,168)
  Other                                     1,288          (89)        (28)
Net Cash Flows Provided by
  Operating Activities                     32,712       60,664      44,970

Investing Activities:
  Acquisitions of property, plant
    and equipment                         (35,194)     (25,547)    (15,201)
    Business acquisitions - property,
      plant and equipment                 (29,519)           -           -
                          - other net
                            assets         (6,659)           -           -
  Proceeds from property disposal             541        2,103       2,977
  Other, net                                 (758)        (128)        713
Net Cash Used in Investing Activities     (71,589)     (23,572)    (11,511)

Financing Activities:
  Proceeds from notes payable to banks     15,000        7,000      28,419
  Repayments on notes payable to banks     (2,000)     (19,000)    (81,398)
  Proceeds from long-term debt             45,030           31     126,468
  Payments on long-term debt              (16,202)     (16,253)   (106,302)
  Cost of refinancing debt                      -            -      (5,510)
  Extraordinary charge, cash items              -            -      (1,188)
  Cash dividends paid                      (1,655)      (2,069)       (828)
Cash Provided by (Used in) Financing
  Activities                               40,173      (30,291)    (40,339)

Effect of exchange rate changes on
  cash and cash equivalents                  (648)         (83)       (144)
Increase (decrease) in cash and cash
  equivalents                                 648        6,718      (7,024)
Cash and cash equivalents at beginning
  of year                                  11,244        4,526      11,550
Cash and cash equivalents at end
  of year                               $  11,892    $  11,244    $  4,526

Supplemental disclosure information:
  Cash paid during the year for:
    Interest (net of amount
      capitalized)                      $ 16,764     $  19,572    $  23,015
    Income taxes                        $  5,128     $   7,108    $   3,688

See Notes to Consolidated Financial Statements.


N O T E S   T O   C O N S O L I D A T E D    F I N A N C I A L
S T A T E M E N T S
Pilgrim's Pride Corporation and Subsidiaries


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation: The consolidated financial statements include the accounts of Pilgrim's Pride Corporation and its wholly owned subsidiaries (the "Company"). Significant intercompany accounts and transactions have been eliminated.

The financial statements of the Company's Mexican subsidiaries are remeasured as if the U.S. dollar were the functional currency. Accordingly, assets and liabilities of the Mexican subsidiaries are translated at end-of-period exchange rates, except for non-monetary assets which are translated at equivalent dollar costs at dates of acquisition using historical rates. Operations are translated at average exchange rates in effect during the period. Foreign exchange (gains) losses are separately stated as components of "Other expenses (income)" in the Consolidated Statement of Income (Loss). The amounts for 1994 and 1993 were previously classified as components of "Costs and expenses - Selling, general and administrative" in the Consolidated Statement of Income (Loss), but have been reclassified to conform with the 1995 classification.

During the fourth quarter of fiscal 1994 the Company reclassified certain expenses of its Mexican subsidiaries to conform to the classification in the United States. The effect of this change was to decrease selling, general and administrative expense and increase cost of sales by $4.2 million in 1993.

Cash Equivalents: The Company considers highly liquid investments with a matu-rity of three months or less when purchased to be cash equivalents.

Accounts Receivable: The Company does not believe it has significant concentrations of credit risk in its accounts receivable, which are generally unsecured. Credit evaluations are performed on all significant customers and updated as circumstances dictate. Allowances for doubtful accounts were $4.3 million and $5.9 million in 1995 and 1994, respectively.

Inventories: Live chicken inventories are stated at the lower of cost or market and hens at the lower of cost, less accumulated amortization, or market. The costs associated with hens are accumulated up to the production stage and amortized over the productive lives using the straight-line method. Finished chicken products, feed, eggs and other inventories are stated at the lower of cost (first-in, first-out method) or market. Occasionally, the Company hedges a portion of its purchases of major feed ingredients using futures contracts to minimize the risk of adverse price fluctuations. Gains and losses on the hedge transactions are deferred and recognized as a component of cost of sales when products are sold.

Property, Plant and Equipment: Property, plant and equipment is stated at cost. For financial reporting purposes, depreciation is computed using the straight-line method over the estimated useful lives of these assets. Depreciation expense was $24.8 million, $23.7 million and $23.4 million in 1995, 1994 and 1993, respectively.

Net Income (Loss) per Common Share: Net income (loss) per share is based on the weighted average shares of common stock outstanding during the year. The weighted average number of shares outstanding was 27,589,250 in all periods.

NOTE B - INVENTORIES
Inventories consist of the following:

                         September 30,   October 1,
                             1995           1994
                               (in thousands)

Live chickens and hens    $  55,353     $  47,743
Feed, eggs and other         32,087        22,529
Finished chicken products    22,964        30,477
                          $ 110,404     $ 100,749

NOTE C - NOTES  PAYABLE AND LONG-TERM DEBT
The Company maintains a $75 million credit facility with various banks providing short-term lines of credit at interest rates of approximately one and one-eighth percent above LIBOR and, at September 30, 1995, availability under these lines totaled $49.5 million. Inventories and trade accounts receivable of the Company are pledged as collateral on this facility. The fair value of the Company's long-term debt was estimated using quoted market prices, where available. For long-term debt not actively traded, fair values were estimated using discounted cash flow analysis using current market rates for similar types of borrowings. For certain debt instruments recently issued or modified, including the credit facility, the Company believes that their carrying amounts approximate fair value at September 30, 1995 and October 1, 1994.

The table below sets forth maturities on long-term debt during the next five years.



                        Year   Amount
                       (in thousands)

                       1996      7,187
                       1997     10,913
                       1998     11,656
                       1999     11,704
                       2000     25,512

During 1993, the Company retired certain debt prior to their scheduled maturities. These repayments resulted in an extraordinary charge of $1.3 million, net of $.6 million tax benefit.

The Company is required, by certain provisions of its debt agreements, to maintain minimum levels of working capital and net worth, to limit dividends to a maximum of $1.7 million per year, to maintain various fixed charge, leverage, current and debt-to-equity ratios, and to limit annual capital expenditures.

Total interest during 1995, 1994 and 1993 was $19.1 million, $20.1 million and $26.4 million, respectively. Interest related to new construction capitalized in 1995, 1994 and 1993 was $.6 million, $.5 million and $.2 million, respectively.

Long-term debt and the related fair values consist of the following:

                                         September 30, 1995  October 1, 1994
                                           Carrying   Fair   Carrying   Fair
                                            Amounts   Value   Amounts   Value
                                                      (in thousands)
Senior subordinated notes due August 1, 2003,
  interest at 10 % (effective rate of 11 %)
  payable in semi-annual installments, less
  discount of $1,181,000 and $1,330,000 in
  1995 and 1994, respectively               $ 98,819 $ 96,219 $ 98,670 $ 96,824

Notes payable to bank, interest at LIBOR plus
  1.8% and in 1995 and 1994, respectively, with
  principal payments of  $867,000 and $950,500
  in quarterly installments including interest
  in fiscal year 1996 and thereafter, respectively,
  plus one final balloon payment at maturity on
  June 1, 2000                                30,233   30,233   15,400   15,400

Notes payable to an agricultural lender at a rate
  approximating LIBOR plus 1.65%, payable in
  equal monthly installments including interest
  through April 1, 2003                       29,119   29,119        -        -

Senior secured debt payable to an insurance
  company at 10.49%, payable in equal annual
  installments beginning October 5, 1996 through
  September 21, 2002                          22,000   23,930   22,000   23,293

Senior secured debt payable to an insurance
  company, interest at 9.55%, payable in equal annual
  installments through October 1, 1998         4,440    4,712    4,440    4,458

Other notes payable                            3,564    3,745   16,614   17,050
                                             188,175  187,958  157,124  157,492
Less current maturities                        5,187             4,493
                                            $182,988          $152,631

Substantially all of the Company's property, plant and equipment is pledged as collateral on its long-term debt.

NOTE D - INCOME TAXES
Income (loss) before income taxes after allocation of certain expenses to foreign operations for 1995, 1994 and 1993 was $29.9 million, $33.9 million and $30.8 million, respectively, for domestic operations, and $(27.8) million, $8.6 million and $2.0 million, respectively, for foreign operations. Provisions (benefits) for income taxes are based on pretax financial statement income.

The components of income tax expense (benefit) are set forth below:

                                      Years Ended
                       September 30,  October 1,  October 2,
                           1995          1994        1993
                                    (in thousands)
Current:
  Federal                $   5,215   $    4,573   $  2,993
  Foreign                      638          423      2,775
  Other                        420         (326)      (253)
                             6,273        4,670      5,515
Deferred:
Reinstatement
  of deferred taxes
  through utilization
  of tax credits and
  net operating losses       3,542        6,589       6,210
Accelerated tax
  depreciation                 215        1,002       1,130
Effect of U.S. tax
  rate change on
  temporary differences          -            -       1,000
Expenses deductible in a
  different year for tax
  and financial reporting
  purposes                     411         (580)     (1,782)
Reversal of deferred
  foreign income taxes
  upon Mexican tax law
  and restructuring changes      -            -      (1,110)
Other, net                    (383)        (291)       (420)
                             3,785        6,720       5,028
                         $  10,058    $  11,390   $  10,543

The following is a reconciliation between the statutory U.S. federal income tax rate and the Company's effective income tax rate.

                                     Years Ended
                       September 30,  October 1,    October 2,
                           1995          1994          1993
Federal income
  tax rate                  35.0%        35.0%         34.8%
State tax rate, net         40.1          2.3           2.2
Effect of Mexican loss
  being non-deductible
  in U.S.                  411.1            -             -
Difference in U.S.
  statutory tax rate and
  Mexican effective
  tax rate                     -        (10.7)         (2.5)
Reversal of deferred
  foreign income taxes
  upon Mexican law and
  restructuring changes        -            -          (3.4)
Effect of U.S. tax rate
  change on temporary
  differences                  -            -           3.0
Benefit of (prior) current
  year losses not
  recognized                   -            -          (5.3)
Other, net                  (5.2)         0.2           3.3
                           481.0%        26.8%         32.1%

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                          Years Ended
                                       September  October
                                        30, 1995  1, 1994
                                         (in thousands)
Deferred tax liabilities:
  Tax over book depreciation            $ 24,221 $ 24,006
  Prior use of cash accounting            33,572   33,290
  Other                                      965      516
    Total deferred tax liabilities        58,758   57,812

Deferred tax assets:
  AMT credit carryforward                  2,972    6,629
  General business credit carryforward     1,459    1,344
  Expenses deductible in different years   7,166    6,463
    Total deferred tax asset              11,597   14,436
      Net deferred tax liabilities      $ 47,161 $ 43,376


Pursuant to a restructuring of activities completed by the Company's Mexican subsidiaries on January 1, 1993, approximately $1.1 million of deferred taxes previously provided on earnings of the Company's nonagricultural Mexican subsidiaries was reversed as a credit to income tax expense in fiscal 1993. This restructuring, along with further restructuring of activities completed on January 1, 1994, allowed previously nonagricultural Mexican operations to be combined with existing agricultural operations and, as such, qualify for taxability as agricultural operations, which are currently not subject to taxes in Mexico. The current provision for foreign income taxes in 1995 is the result of an asset based minimum tax. The Company has not provided any U.S. deferred federal income taxes on the undistributed earnings of its Mexican subsidiaries based upon its determination that such earnings will be indefinitely reinvested. As of September 30, 1995, the cumulative undistributed earnings of these subsidiaries were approximately $27.9 million. If such earnings were not considered indefinitely reinvested, deferred federal and foreign income taxes would have been provided, after consideration of estimated foreign tax credits. (Included in this amount would be foreign taxes resulting from earnings of the Mexican agricultural subsidiaries which would be due upon distribution of such earnings to the U.S.) However, determination of the amount of deferred federal and foreign income taxes is not practicable.

As of September 30, 1995, approximately $3.0 million of alternative minimum tax credits and $1.5 million of targeted jobs credits were available to offset future taxable income. The targeted jobs credits expire in years ending in 2001 through 2010. All credits have been reflected in the financial statements as a reduction of deferred taxes. As these credits are utilized for tax purposes, deferred taxes will be reinstated.

NOTE E - SAVINGS PLAN
The Company maintains a Section 401(k) Salary Deferral Plan (the "Plan"). Under the Plan, eligible domestic employees may voluntarily contribute a percentage of their compensation. The Plan provides for a contribution of up to four percent of compensation subject to an overall Company contribution limit of five percent of income before taxes.

Under the plan outlined above, the Company's expenses were $1.9 million, $2.6 million and $1.1 million in 1995, 1994 and 1993, respectively.

NOTE F - RELATED PARTY TRANSACTIONS
The major stockholder of the Company owns an egg laying and a chicken growing operation. Transactions with related entities are summarized as follows:

                 Years Ended
                                   September 30,  October 1, October 2,
                                       1995         1994        1993
                                              (in thousands)
Contract egg grower fees
  to major stockholder                 $ 4,760     $ 5,137     $ 4,739
Chick, feed and other
  sales to major stockholder            12,478       9,373       8,298
Live chicken purchases
  from major stockholder                12,721       9,346       8,275
Purchases of feed
  ingredients from
  Archer Daniels Midland
  Company                               44,250      56,499      37,757

The Company leases an airplane from its major stockholder under an operating lease agreement. The terms of the lease agreement require monthly payments of $33,000 plus operating expenses. Lease expense was $396,000 for each of the years 1995, 1994 and 1993. Operating expenses were $149,000 , $213,000 and $108,000 in 1995, 1994 and 1993, respectively.

Expenses incurred for the guarantee of certain debt by stockholders were $623,000, $526,000 and $1,192,000 in 1995, 1994 and 1993, respectively.

NOTE G - COMMITMENTS AND CONTINGENCIES
The Consolidated Statements of Income (Loss) included rental expense for operating leases of approximately $9.8 million, $10.1 million and $9.3 million in 1995, 1994 and 1993, respectively. The Company's future minimum lease commitments under noncancelable operating leases are as follows:

                Year   Amount
                (in thousands)

               1996     7,924
               1997     6,022
               1998     5,446
               1999     4,559
               2000     3,767
            Thereafter  6,834

At September 30, 1995, the Company had $12.5 million letters of credit outstanding relating to normal business transactions.

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

Interarea sales, which are not material, are accounted for at prices comparable
to normal trade  customer  sales.   Identifiable  assets  by geographic area
are those assets which are used in the Company's operation in each area.

Information about the Company's operations in these geographic areas is as follows:

                                      Years Ended
                         September 30,  October 1,   October 2,
                             1995          1994         1993
                                     (in thousands)
Sales to unaffiliated
  customers:
    United States          $772,315      $733,865      $699,089
    Mexico                  159,491       188,744       188,754
                           $931,806      $922,609      $887,843
Operating income (loss):
    United States          $ 41,923      $ 46,421      $ 46,471
    Mexico                  (16,993)       13,277         9,874
                           $ 24,930      $ 59,698      $ 56,345
Identifiable assets:
    United States          $328,489      $302,911      $288,761
    Mexico                  169,115       135,772       134,085
                           $497,604      $438,683      $422,846

NOTE I -ACQUISITIONS AND INVESTMENTS
On July 5, 1995, the Company acquired certain assets of Union de Queretaro, et al, a group of five chicken companies located near Queretaro, Mexico for approximately $35.3 million. These assets were integrated with the Company's existing Mexican operation, headquartered in Queretaro, Mexico, which is the second largest chicken operation in Mexico. The acquisition has been accounted for as a purchase, and the results of operations for this acquisition have been included in the Company's consolidated results of operations since the acquisition date. Pro forma operating results are not presented as they would not differ materially from actual results reported in 1995 and 1994.NOTE J -

QUARTERLY RESULTS - (Unaudited)

                                  Year Ended September 30, 1995
                          First     Second    Third    Fourth    Fiscal
                          Quarter   Quarter   Quarter  Quarter    Year
                               (in thousands, except per share data)
Net sales                $227,000  $216,830  $230,297  $257,679  $931,806
Gross profit               20,765     7,577    23,826    21,976    74,144
Operating income (loss)     8,742    (4,662)   11,843     9,007    24,930
Net income (loss)             556   (16,304)    6,143     1,638    (7,967)
Per share:
   Net income (loss)         0.02     (0.59)     0.22      0.06     (0.29)
   Cash dividends           0.015     0.015     0.015     0.015      0.06
   Market price:
      High                 10 3/8     9 3/4     8 3/8     8 3/4    10 3/8
      Low                   9 3/8     7 3/4     7 1/2     7 5/8     7 1/2


                                    Year Ended October 1, 1994
                          First    Second     Third     Fourth    Fiscal
                         Quarter   Quarter    Quarter   Quarter    Year
                              (in thousands, except per share data)
Net sales                $221,851  $223,167  $238,302  $239,289  $922,609
Gross profit (a)           29,354    24,684    28,675    28,114   110,827
Operating income (b)       16,402    12,614    15,095    15,587    59,698
Net income                  8,421     7,920     7,196     7,521    31,058
Per share:
   Net income                0.31      0.29      0.26      0.27      1.13
   Cash dividends           0.015     0.015     0.015     0.015     0.060
   Market price:
      High                  8 1/4     9 1/4     9         9 5/8     9 5/8
      Low                   6 5/8     6 5/8     6 3/8     7 1/4     6 3/8

(a) In the fourth quarter of fiscal 1994, the Company reclassified certain expenses previously reflected in selling, general and administrative expenses as cost of sales. Conforming changes have been made and reflected in the first three quarters of fiscal 1994 presented above. (See Note A)
(b) In fiscal year 1995, foreign exchange (gain) losses, previously reflected as components of selling, general and administrative expenses, have been separately stated in other expenses (income). Conforming changes have been made and reflected in the four quarters of fiscal 1994 presented above. (See Note A)

PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES

SCHEDULE II  -  VALUATION AND QUALIFYING ACCOUNTS

Col. A  Col. B Col. C  Col. D Col. E
    ADDITIONS


DESCRIPTION  Balance at Charges to  Changes to Other Deductions- Balance at End
               Beginning Costs and  Accounts-Described of Period

Year ended September 30, 1995:
  Reserves and allowances deducted
  from asset accounts:
    Allowance for
      doubtful accounts $5,906,000 $1,333,000    $-- $2,759,000(1)  $4,280,000

Year ended October 1, 1994:
  Reserves and allowances deducted
  from asset accounts:
    Allowance for
      doubtful accounts $3,238,000 $2,666,000    $-- $   (2,000)(2) $5,906,000

Year ended October 2, 1993:
  Reserves and allowances deducted
  from asset accounts:
    Allowance for
      doubtful accounts $1,146,000 $2,124,000(2) $-- $   32,000 (2) $3,238,000

(1) The decrease in the 1995 reserve account is primarily due to the devaluation of the peso.

(2) Uncollectible accounts written off, net of receivables.


EXHIBIT 22-SUBSIDIARIES OF REGISTRANT


 1. AVICOLA PILGRIM'S PRIDE DE MEXICO, S.A. DE C.V.
 2. ALIMENTOS BLANCEADOS PILGRIM'S PRIDE S.A. DE C.V.
 3. AVICOLA PILGRIM'S PRIDE, S.A. DE C.V.
 4. AVICOLA SAN MIGUEL, S.A. DE C.V.
 5. AVICOLA Y GANADERA COLIAH, S.A. DE C.V.
 6. AVICOLA Y GRANADERA DEL BAJIO, S.A. DE C.V.
 7. AVINDUSTRIA E INVESTIGACION, S.A. DE C.V.
 8. AVIPECUARIA IXTA, S.A. DE C.V.
 9. AVIPECURIA VALVACO, S.A. DE C.V.
10. AVIPRODUCTORA, S.A. DE C.V.
11. COMPANIA INCUBADORA AVICOLA PILGRIM'S PRIDE, S.A. DE C.V.
12. CIA. INCUBADORA HIDALGO, S.A. DE C.V.
13. INMOBILIARIA AVICOLA PILGRIM'S PRIDE, S. DE R.L. DE C.V.
14. PILGRIM'S PRIDE, S.A. DE C.V.
15. PRODUCTORA Y DISTRIBUIDORA DE ALIMENTOS, S.A. DE. C.V.
16. AVICOLA Y GANADERA DEL CENTRO
17. GALLINA PESADA S.A. DE C.V.


EXHIBIT 23 - CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 3-12043) of Pilgrim's Pride Corporation of our report dated November 6, 1995, with respect to the consolidated financial statements and schedules of Pilgrim's Pride Corporation included in this Annual Report (Form 10-K) for the year ended September 30, 1995.

                                                  Ernst & Young LLP

2121 San Jacinto
Dallas, Texas 75201
December 20, 1995