Form 10-Q
period 1995-12-30
PILGRIMS PRIDE CORP
filed 1996-02-09
CIK 802481

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended    DECEMBER 30, 1995

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



COMMON STOCK $.01     PAR VALUE---27,589,250    SHARES AS OF FEBRUARY 9, 1996






                                   INDEX

               PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

     Item 1: Financial Statements (Unaudited):

        Condensed consolidated balance sheets:

           December 30, 1995 and September 30, 1995

        Consolidated statements of income:

           Three months ended December 30, 1995 and December 31, 1994

        Consolidated statements of cash flows:

           Three months ended December 30, 1995 and December 31, 1994

        Notes to condensed consolidated financial statements--December  30,
        1995


     Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.


PART II.  OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

                        PART I.  FINANCIAL INFORMATION
                 PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
ITEM 1:  FINANCIAL STATEMENTS (UNAUDITED):
                                      December 30,
                                          1995          September 30,
                                        (UNAUDITED)         1995
                                              (in thousands)
ASSETS
Current Assets
   Cash and cash equivalents           $   16,269        $   11,892
   Trade accounts and other receivables, less allowance
     for doubtful accounts                 70,023            60,031
   Inventories                            101,790           110,404
   Deferred income taxes                    5,825             9,564
   Prepaid expenses                           412               526
   Other current assets                       812               953
        Total Current Assets              195,131           193,370

Other Assets                               20,535            20,918

Property, Plant and Equipment             453,633           442,781
   Less accumulated depreciation          164,687           159,465
                                          288,946           283,316
                                       $  504,612        $  497,604

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Notes payable to banks              $    7,000        $   13,000
   Accounts payable                        71,589            55,658
   Accrued expenses                        34,984            31,130
   Current maturities of long-term debt     8,574             5,187
        Total Current Liabilities         122,147           104,975

Long-Term Debt, less current maturities   177,340           182,988
Deferred Income Taxes                      53,328            56,725
Minority Interest in Subsidiary               842               842

Stockholders' Equity:
   Common stock; $.01 par value               276               276
   Additional paid-in capital              79,763            79,763
   Retained earnings                       70,916            72,035

     Total Stockholders' Equity           150,955           152,074

                                       $  504,612        $  497,604
See notes to condensed consolidated financial statements.

                 PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                  (UNAUDITED)




                                                    THREE MONTHS ENDED
                                                 December 30, December 31,
                                                     1995        1994
                                                 (in thousands, except share
                                                     and per share data)
Net Sales                                         $ 267,475    $ 227,000
Costs and Expenses:
   Cost of sales                                    246,503      206,235
   Selling, general and administrative               12,147       12,023

                                                    258,650      218,258

        Operating Income                              8,825        8,742

Other Expense (Income):
   Interest expense, net                              5,121        4,327
   Foreign exchange loss                              1,316        2,345
   Miscellaneous, net                                  [248]        [247]

Income Before Income Taxes                            2,636        2,317
Income tax expense                                    3,340        1,761
        Net Income (Loss)                         $    [704]   $     556

Net income (loss) per common share                $    [.03]   $     .02

Dividends per common share                        $    .015    $    .015

Weighted average shares outstanding              27,589,250   27,589,250



See Notes to condensed consolidated financial statements.

                          PILGRIM'S PRIDE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                    THREE MONTHS ENDED
                                                 December 30, December 31,
                                                     1995         1994
                                                      (in thousands)
Cash Flows From Operating Activities:
 Net income (loss)                                $    [704]   $     556
 Adjustments to reconcile net income (loss) to cash
   provided by operating activities:
    Depreciation and amortization                     7,131        6,271
    Gain on property disposals                         [112]         [69]
    Provision for doubtful accounts                     305         [958]
    Deferred income taxes                               342          722
   Changes in operating assets and liabilities:
    Accounts and other receivable                   [10,297]       7,694
    Inventories                                       8,712       14,358
    Prepaid expenses                                   [495]        [515]
    Accounts payable and accrued expenses            19,785       [2,162]
    Other                                              [152]         876
     Net Cash Flows Provided By Operating Activities: 24,515      26,773

Investing Activities:
 Acquisitions of property, plant and equipment      [12,447]      [8,826]
 Proceeds from property disposals                       936          113
 Other, net                                             106           66
     Net Cash Used In Investing Activities          [11,405]      [8,647]

Financing Activities:
 Proceeds from notes payable to banks                 6,500           --
 Repayments of notes payable to banks               [12,500]          --
 Proceeds from long-term debt                            28           30
 Payments on long-term debt                          [2,299]        [948]
 Cash dividends paid                                   [414]        [413]
     Cash Used In Financing Activities               [8,685]      [1,331]
Effect of Exchange Rate Changes on Cash and
  Cash Equivalents                                      [47]      [1,048]
     Increase in cash and cash equivalents            4,378       15,747
Cash and cash equivalents at beginning of year       11,891       11,244
     Cash and cash equivalents at end of period   $  16,269    $  26,991

Supplemental disclosure information:
 Cash paid during the period for:
   Interest (net of amount capitalized)           $   2,398    $   1,509
   Income Taxes                                   $   1,792    $     989

See notes to condensed consolidated financial statements.

PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES
December 30, 1995

NOTES   TO   CONDENSED   CONSOLIDATED   FINANCIAL  STATEMENT (Unaudited)
______________________________________________________________________________

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended December 30, 1995 are not necessarily indicative of the results that may be expected for the year ended September 28, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in Pilgrim's annual report on Form 10-K for the year ended September 30, 1995.

The consolidated financial statements include the accounts of Pilgrim's and its wholly and majority owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.

The assets and liabilities of the foreign subsidiaries are translated at end-of-period exchange rates, except for and non-monetary assets which are translated at equivalent dollar costs at dates of acquisition using historical rates. Operations of foreign subsidiaries are translated at average exchange rates in effect during the period. The translation adjustments are reflected in the Consolidated Statements of Income (Loss).


NOTE B--NET INCOME PER COMMON SHARE

Earnings per share for the periods ended December 30, 1995 and December 31, 1994 are based on the weighted average shares outstanding for the periods.


NOTE C--INVENTORIES

Inventories consist of the following:
                           DECEMBER 30, 1995  SEPTEMBER 30, 1995
                                      (in thousands)
Live broilers and hens        $   44,815          $   55,353
Feed, eggs and other              35,509              32,087
Finished poultry products         21,466              22,964
                              $  101,790          $  110,404

NOTE D--IMPACT OF MEXICAN PESO DEVALUATION
Included in results of operations for the period ended December 30, 1995 and December 31, 1994 is a $1.3 million and $2.3 million, respectively, foreign exchange loss resulting from the devaluation of the Mexican peso against the U.S. dollar. Also included in cost of sales is a $2.0 million lower of cost or market adjustment to inventories in Mexico at December 31, 1994 resulting from the affect of such devaluation on operations. These adjustments are presented in the Condensed Consolidated Balance Sheet and Consolidated Statement of Cash Flows as components of the specific line items affected with the exception that the exchange rate effects on cash and cash equivalents has been separately stated on the Consolidated
Statement of Cash Flows. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Impact of Mexico Peso Devaluation.

PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES
December 30, 1995

NOTES   TO    CONDENSED   CONSOLIDATED   FINANCIAL  STATEMENT (Unaudited) -
Continued
______________________________________________________________________________

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
________________________________________________________________________________

The following table presents certain items as a percentage of net sales for the periods indicated.

                                   Percentage of Net Sales
                                     THREE MONTHS ENDED
                                 December 30,  December 31,
                                     1995          1994


Net sales                            100.0%      100.0%

Costs and expenses:
  Cost of sales                       92.2%       90.9%
  Gross profit                         7.8%        9.1%
  Selling, general and administrative  4.5%        5.3%

Operating Income                       3.3%        3.9%
Interest expense                       1.9%        1.9%

Income before income taxes             1.0%        1.0%

Net Income (Loss)                     (0.3%)       0.2%


FIRST QUARTER 1995, COMPARED TO FIRST QUARTER 1996

Consolidated net sales were $267.5 million for the first quarter of fiscal 1996, an increase of $40.5 million, or 17.8%, over the first quarter of fiscal 1995. The increase in consolidated net sales resulted from a $25.7 million increase in domestic chicken sales to $181.9 million, an $8.5 million increase in sales of other domestic products to $33.4 million and by a $6.3 million increase in Mexican chicken sales to $52.2 million. The increase in domestic chicken sales was primarily due to a 9.2% increase in total revenue per dressed pound produced and a 6.7% increase in the dressed pounds produced. The increase in Mexican chicken sales was primarily due to a 46.1% increase in dressed pounds produced resulting primarily from the July 5, 1995 acquisition of five chicken companies located near Queretaro, Mexico, offset by a 22.2% decrease in total revenue per dressed pound produced caused primarily by the devaluation of the Mexican peso which began in December 1994.

Consolidated cost of sales was $246.5 million in the first quarter of fiscal 1996, an increase of $40.3 million, or 19.5%, over the first quarter of fiscal 1995. The increase primarily resulted from a $29.8 million increase in cost of sales of domestic operations, and a $10.5 million increase in the cost of sales in Mexican operations.

The cost of sales increase in domestic operations of $29.8 million was due primarily to a 6.7% increase in dressed pounds produced, increased production of higher margin products in prepared foods and a 30.6% increase in feed ingredient costs. Since year end, feed costs have increased substantially due to lower crop yields in the 1995 harvest season and if feed costs remain at their current level and sales prices do not correspondingly increase, future results will be negatively impacted.

The $10.5 million cost of sales increase in Mexican operations was primarily due to a 46.1% increase in dressed pounds produced offset partially by a 14.8% decrease in average costs of sales per dressed pound resulting from the devaluation of the Mexican peso. See Impact of Mexican Peso Devaluation discussed below.

Gross profit as a percentage of sales decreased to 7.8% in the first quarter of fiscal 1996 from 9.1% in the first quarter of 1995. The decreased gross profit resulted mainly from the Company's Mexican operation and was primarily the result of the Mexican peso devaluation having a greater effect on selling prices than costs of sales, due primarily to the dollar based characteristics of grain prices, which is a major component of costs of goods sold.

Consolidated selling, general and administrative expenses were $12.1 million for the first quarter of fiscal 1996, an increase of $.1 million, or 1.0%, when compared to the first quarter of fiscal 1995. Consolidated selling, general and administrative expenses as a percentage of sales decreased in the first quarter of fiscal 1996 to 4.5% compared to 5.3% in the first quarter of fiscal 1995.

Consolidated operating income was $8.8 million for the first quarter of fiscal 1996 a slight increase of $.1 million, or .1%, when compared to the first quarter of 1995.

Consolidated net interest expense was $5.1 million in the first quarter of fiscal 1996 an increase of $.8 million, or 18.3%, when compared to the first quarter of fiscal 1995. This increase was due to higher outstanding debt levels resulting primarily from the prior year acquisitions in Mexico, offset slightly by lower interest rates when compared to the first quarter of fiscal 1995.

Consolidated income tax expense as a percentage of income before income taxes increased in the first quarter of fiscal 1996 to 126.7% compared to 76.0% in the first quarter of fiscal 1995. The high effective tax rate is due to the Company having positive taxable income in the United States offset by losses in Mexico which result in no current tax benefit under current Mexican tax laws.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity in first quarter 1996 remained strong. However, operating losses in Mexico resulting primarily from the Mexican peso devaluation affected most financial ratios. The Company's working capital at December 30, 1995 decreased to $73.0 million from $88.4 million at September 30, 1995. The current ratio at December 30, 1995 decreased to 1.60 to 1 from 1.84 to 1 at September 30, 1995 and the Company's stockholder's equity slightly decreased to $151.0 million at December 30, 1995 million from $152.1 million at September 30, 1995. The Company reduced its ratio of total debt to capitalization to 56.1% at December 30, 1995 from 56.9% at September 30, 1995. The Company maintains a $75 million revolving credit facility and obtained a $10 million revolving credit facility in Mexico on January 31, 1996, with available unused lines of credit of $32.8 million and $10 million, respectively, at February 9, 1994.

Trade accounts and other receivables were $70.0 million at December 30, 1995, a $10.0 million increase from September 30, 1995. The 16.6% increase was due primarily to increased domestic sales offset partially by the effects of the Mexican peso devaluation. Allowances for doubtful accounts, which primarily relate to receivables in Mexico, as a percentage of trade accounts and notes receivable were 5.4% at December 30, 1995 compared to 6.7% at September 30, 1995.

Inventories were $101.8 million at December 30, 1995, a decrease of $8.6 million decrease from September 30, 1995. This 7.8% decrease was due to reductions in finished poultry products due to increased sales, seasonal variations in sales of poultry and feed products to the Company's principal stockholder, and the effects on Mexican inventories resulting from the peso devaluation.

Accounts payable were $71.6 million at December 30, 1995, a 28.6% increase from September 30, 1995, due primarily to higher production levels, feed ingredient costs and construction-in progress from September 30, 1995.

Capital expenditures for the first three months of 1995 were $12.4 million and were primarily incurred to expand production capacities domestically, improve efficiencies, reduce costs and for the routine replacement of equipment. The Company anticipates that it will spend approximately $45.0 million for capital expenditures in fiscal year 1996 and expects to finance such expenditures with available operating cash flows, leases and long-term financing. The Company expects to close a $50 million long-term financing arrangement in the second fiscal quarter which will be used to finance the above mentioned capital expenditures and to refinance certain existing long-term debt.

PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES
December 30, 1995

NOTES   TO   CONDENSED   CONSOLIDATED   FINANCIAL   STATEMENT (Unaudited) -
Continued
______________________________________________________________________________

IMPACT OF MEXICAN PESO DEVALUATION

In December 1994, the Mexican government changed its policy of defending the peso against the U.S. dollar and allowed it to float freely on the currency markets. These events resulted in the Mexican peso exchange rate declining from 3.39 to 1 U.S. dollar at October 1, 1994 to a low of 7.91 at November 15, 1995. On February 8, 1996 the Mexican peso closed at 7.45 to 1 U.S. dollar. No assurance can be given as to the future valuation of the Mexican peso and its resulting impact on the Company's operation. Further movement in the Mexican peso could affect future earnings positively or negatively.

Adjustments resulting from changes in currency exchange rates on net monetary assets are reflected in the Consolidated Statements of Income (Loss). Classification of the effects in the Consolidated Statements of Income (Loss) is dependent upon the nature of the underlying asset and, in general, exchange rate effects on net monetary assets  are  reflected  as "Other  expenses  (income)  -  Foreign  exchange
(gain) loss." During the quarters ended December 30, 1995 and December 31, 1994, the peso's devaluation resulted in foreign exchange losses of $1.3 million and $2.3 million, respectively, on net monetary assets.

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

PART II
OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K during the three months ended December 30, 1995.

PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES
December 30, 1995

NOTES   TO   CONDENSED   CONSOLIDATED   FINANCIAL   STATEMENT (Unaudited) -
Continued
______________________________________________________________________________

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   PILGRIM'S PRIDE CORPORATION




Date 02/09/96
                                   Clifford E. Butler
                                   Vice Chairman of the Board,
                                   Chief Financial Officer and
                                   Secretary and Treasurer
                                   in his respective capacity
                                   as such

PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES
December 30, 1995

NOTES   TO   CONDENSED    CONSOLIDATED   FINANCIAL  STATEMENT (Unaudited) -
Continued
______________________________________________________________________________