Form 10-Q
period 1996-03-30
PILGRIMS PRIDE CORP
filed 1996-05-13
CIK 802481

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended    MARCH 30, 1996

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

COMMON STOCK $.01     PAR VALUE--- 27,589,250     SHARES AS OF MAY 13, 1996

PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES
March 30, 1996



                                   INDEX

               PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

     Item 1: Financial Statements (Unaudited):

        Condensed consolidated balance sheets:

           March 30, 1996 and September 30, 1995

        Consolidated statements of income:

           Three  months  and six months ended March 30, 1996 and April  1,
1995

        Consolidated statements of cash flows:

           Six months ended March 30, 1996 and April 1, 1995

        Notes to condensed  consolidated  financial  statements--March  30,
1996


     Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.


PART II.  OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES
March 30, 1996

                        PART I.  FINANCIAL INFORMATION
                 PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

ITEM 1:  FINANCIAL STATEMENTS (UNAUDITED):
                                    March 30, 1996     September 30, 1995
ASSETS
Current Assets:
   Cash and cash equivalents           $    8,228        $   11,892
   Trade accounts and other receivables,
     less allowance for doubtful accounts  65,067            60,031
   Inventories                            129,346           110,404
   Deferred income taxes                    9,196             9,564
   Prepaid expenses                         1,624               526
   Other current assets                       739               953
        Total Current Assets              214,200           193,370

Other Assets                               19,348            20,918

Property, Plant and Equipment             464,411           442,781
   Less accumulated depreciation          171,257           159,465
                                          293,155           283,316

                                       $  526,703        $  497,604

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Notes payable to banks             $    26,000       $   13,000
   Accounts payable                        59,880            55,658
   Accrued expenses                        30,383            31,130
   Current maturities of long-term debt     7,121             5,187
        Total Current Liabilities         123,384           104,975

Long-Term Debt, less current maturities   202,128           182,988
Deferred Income Taxes                      53,143            56,725
Minority Interest in Subsidiary               842               842

Stockholders' Equity:
   Common stock; $.01 par value               276               276
   Additional paid-in capital              79,763            79,763
   Retained earnings                       67,167            72,035

     Total Stockholders' Equity           147,206           152,074
                                       $  526,703        $  497,604
See notes to condensed consolidated financial statements.

PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES
March 30, 1996


                 PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                  (UNAUDITED)




                                                  THREE MONTHS ENDED                     SIX MONTHS ENDED
                                           MARCH 30, 1996    APRIL 1, 1995       MARCH 30, 1996     APRIL 1, 1995
Net sales                                   $  272,004         $ 216,830          $  539,479          $ 443,830

Costs and expenses:
 Cost of sales                                 255,957           209,253             502,460            415,488
 Selling, general and administrative            12,363            12,239              24,510             24,262

                                               268,320           221,492             526,970            439,750

     Operating income (loss)                     3,684            (4,662)             12,509              4,080

Other expense (income):
 Interest expense, net                           5,210             4,028              10,331              8,355
 Foreign exchange (gain) loss                      (94)            3,270               1,222              5,615
 Miscellaneous, net                               (329)            1,136                (577)               889
                                                 4,787             8,434              10,976             14,859
Income (loss) before income taxes
 and extraordinary charge                       (1,103)          (13,096)              1,533            (10,779)
Income tax (benefit) expense                      (548)            3,208               2,792              4,969
     Net loss before extraordinary charge         (555)          (16,304)             (1,259)           (15,748)
Extraordinary charge-early repayment of debt,
 net of tax                                     (2,780)                -              (2,780)                 -
     Net loss                               $   (3,335)        $ (16,304)         $   (4,039)         $ (15,748)

Net loss per common share
 before extraordinary charge                $     (.02)        $    (.59)         $     (.05)         $    (.57)
Extraordinary charge per common share       $     (.10)        $       -          $     (.10)         $       -
Net loss per common share                   $     (.12)        $    (.59)         $     (.15)         $   (0.57)
Dividends per common share                  $     .015         $    .015          $      .03          $     .03

Weighted average shares outstanding
shares outstanding                           27,589,250         27,589,250         27,589,250          27,589,250

See Notes to condensed consolidated financial statements.

PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES
March 30, 1996

                          PILGRIM'S PRIDE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                     SIX MONTHS ENDED
                                            MARCH 30, 1996  APRIL 1, 1995
Cash Flows From Operating Activities:
 Net loss                                        $ (4,039)   $ (15,748)
 Adjustments to reconcile net income to cash
   provided by operating activities:
    Depreciation and amortization                  14,639       12,738
    Gain on property disposals                       (221)        (126)
    Provision for losses on accounts receivable       206       (2,315)
    Deferred income tax liability                  (3,214)       1,791
    Extraordinary charge                            4,587           -
Changes in operating assets and liabilities:
    Accounts and other receivable                  (5,242)      10,068
    Inventories                                   (18,845)      12,700
    Prepaid expenses                               (1,828)        (436)
    Accounts  payable and accrued expenses          3,475       (2,505)
    Other                                            (186)         983
     Net Cash Flows (Used In) Provided
       By Operating Activities                    (10,668)      17,150

Investing Activities:
 Acquisitions of property, plant and equipment    (23,937)     (14,397)
 Business acquisitions                                 -          (918)
 Proceeds from property disposals                   1,314          193
 Other, net                                           361         (300)
     Net Cash Used In Investing Activities        (22,262)     (15,422)

Financing Activities:
 Proceeds from notes payable to banks              56,500            -
 Re-payments of notes payable to banks            (43,500)           -
 Proceeds from long-term debt                      50,028       15,030
 Payments on long-term debt                       (29,001)     (14,726)
 Extraordinary charge, cash items                  (3,920)           -
 Cash dividends paid                                 (828)        (828)
     Cash Provided By (Used In)
       Financing Activities                        29,279         (524)
Effect of exchange rate changes on cash
  and cash equivalents                                (13)      (1,154)
     (Decrease) Increase in cash and
        cash equivalents                           (3,664)          50
Cash and cash equivalents at beginning of year     11,892       11,244
     Cash and cash equivalents at end of period  $  8,228    $  11,294

Supplemental disclosure information:
 Cash paid during the period for
   Interest (net of amount capitalized)          $  9,530    $   8,100
   Income Taxes                                  $  4,014    $   2,805

See notes to condensed consolidated financial statements.

PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES
March 30, 1996

NOTES   TO   CONDENSED   CONSOLIDATED   FINANCIAL  STATEMENTS (Unaudited)
______________________________________________________________________________

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The balance sheet at September 30, 1995, has been derived from the audited financial statements at the date. Operating results for the period ended March 30, 1996 are not necessarily indicative of that results that may be expected for the year ended September 28, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in Pilgrim's annual report on Form 10-K for the year ended September 30, 1995.

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

NOTE B--NET INCOME PER COMMON SHARE

Earnings per share for the periods ended March 30, 1996 and April 1, 1995 are based on the weighted average shares outstanding for the periods.

PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES
March 30, 1996

NOTE C--INVENTORIES

Inventories consist of the following:

                            MARCH 30, 1996    SEPTEMBER 30, 1995
                                      (in thousands)
Live broilers and hens        $   61,180          $   55,353
Feed, eggs and other              40,806              32,087
Finished poultry products         27,360              22,964
                              $  129,346          $  110,404

NOTE D--IMPACT OF MEXICAN PESO DEVALUATION

Included in results of operations for the three and six months ended March 30, 1996 are foreign exchange gains (losses) of $.1 million and ($1.2) million, respectively, and $3.3 million and $5.6 million for three and six months ended April 1, 1995, respectively. These gains (losses) result from the appreciation (devaluation) of the Mexican peso against the U.S. dollar. Also, for the period ended April 1, 1995, the carrying value of inventories was adjusted to end-of-period exchange rates as was necessary to record inventories at the lower of cost or market. These adjustments are presented in the March 30, 1996 Condensed Consolidated Balance Sheet and Consolidated Statement of Cash Flows as components of the specific line items affected with the exception that the exchange rate effect on cash and cash equivalents has been separately stated in the Consolidated Statement of Cash Flows. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Impact of Mexican Peso Devaluation.

NOTE E--EARLY REPAYMENT OF DEBT

On February 16, 1996 the Company completed a refinancing of two issues of Senior Secured debt of $22.0 million and $3.4 million with interest rates of 10.49% and 9.55%, respectively, payable to an insurance company maturing on September 21, 2002 and October 1, 1998, respectively, by borrowing $50 million pursuant to a new 10-year term loan bearing interest at 7.21% payable in 120 fixed monthly installments of $455,305 beginning on April 1, 1996 and a final balloon payment of $22.9 million due on February 28, 2006. The additional proceeds from this refinancing was used primarily to finance expansions of the Company's domestic production facilities.

The extraordinary charges of $2.8 million, net of $1.8 million tax benefit, is the result of the early repayment of the above mentioned debt obligations.

PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES
March 30, 1996

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The following table presents certain items as a percentage of net sales for the periods indicated.

                   Percentage of Net Sales  Percentage of Net Sales
                     THREE MONTHS ENDED        SIX MONTHS ENDED
                  MARCH 30, 1996  APRIL 1, 1995  MARCH 30, 1996  APRIL 1, 1995
Net sales             100.0%          100.0%          100.0%         100.0%

Costs and expenses:
Cost of sales          94.1%           96.5%           93.1%          93.6%
Gross profit            5.9%            3.5%            6.7%           6.4%
Selling, general and
    administrative      4.5%            5.6%            4.5%           5.5%

Operating income (loss) 1.4%           (2.2%)           2.3%            .9%
Interest expense        1.9%            1.9%            1.9%           1.9%

Income (loss) before
  income taxes and
  extraordinary charge  (.4%)          (6.0%)            .3%          (2.4%)

Extraordinary charge-early
 repayment of debt,
 net of tax             1.0%               -             .5%              -

Net Income (loss)      (1.2%)          (7.5%)           (.7%)         (3.5%)

SECOND QUARTER 1996, COMPARED TO
SECOND QUARTER 1995

Consolidated net sales were $272.0 million for the second quarter of fiscal 1996, an increase of $55.2 million, or 25.5%, over the second quarter of fiscal 1995. The increase in consolidated net sales resulted from a $27.7 million increase in Mexican chicken sales to $56.3 million, a $16.4 million increase in domestic chicken sales to $180.2 million, and an $11.1 million increase in sales of other domestic products to $35.5 million. The increase in Mexican chicken sales was primarily due to a 58.2% increase in total revenue per dressed pound produced and by a 24.5% increase in dressed pounds produced resulting primarily from the July 5, 1995 acquisition of five chicken companies located near Queretaro, Mexico. The increase in domestic chicken sales was primarily due to a 5.8% increase in the dressed pounds produced and a 4.0% increase in total revenue per dressed pound produced. The increase in sales to other domestic products was primarily the result of higher sales prices for commercial eggs and increased sales of the Company's poultry by- products group. Increased revenues per dressed pound produced both domestically and in Mexico were primarily the result of higher sales prices.

Consolidated cost of sales was $256.0 million in the second quarter of fiscal 1996, an increase of $46.7 million, or 22.3%, over the second quarter of fiscal 1995. The increase primarily resulted from a $35.5 million increase in cost of sales of domestic operations, and a $11.2 million increase in the cost of sales in Mexican operations.

The cost of sales increase in domestic operations of $35.5 million was due to a 42.3% increase in feed ingredient costs, a 5.8% increase in dressed pounds produced and increased production of higher margin products in prepared foods. Since year end, feed costs have increased substantially due to lower crop yields in the 1995 harvest season and if feed costs remain at their current level or increase and sales prices do not correspondingly increase, future results will continue to be negatively impacted. The Company anticipates that higher corn prices will continue at least through the forth fiscal quarter.

The $11.2 million cost of sales increase in Mexican operations was primarily due to a 24.5% increase in dressed pounds produced and a 2.0% increase in average costs of sales per dressed pound. See Impact of Mexican Peso Devaluation discussed below.

Gross profit as a percentage of sales increased to 5.9% in the second quarter of fiscal 1996 from 3.5% in the second quarter of 1995. The increased gross profit resulted mainly from improved performance in the Company's Mexican operation and the U.S. dollar exchange rate of the Mexican peso being relatively stable during the second quarter of fiscal 1996 compared to the significant devaluation experienced during the same period of the prior year.

Consolidated selling, general and administrative expenses were $12.4 million for the second quarter of fiscal 1996, an increase of $.1 million, or 1.0%, when compared to the second quarter of fiscal 1995. Consolidated selling, general and administrative expenses as a percentage of sales decreased in the second quarter of fiscal 1996 to 4.5% compared to 5.6% in the second quarter of fiscal 1995 due to higher sales volume with consolidated selling, general and administrative expenses remaining relatively stable.

Consolidated operating income was $3.7 million for the second quarter of fiscal 1996 an increase of $8.3 million, when compared to the second quarter of fiscal 1995 resulting primarily from improved results in the Company's Mexico operation as discussed above.

Consolidated net interest expense was $5.2 million in the second quarter of fiscal 1996 an increase of $1.2 million, or 29.3%, when compared to the second quarter of fiscal 1995. This increase was due to higher outstanding debt levels resulting primarily from the prior year acquisitions in Mexico, offset slightly by lower interest rates when compared to the second quarter of fiscal 1995.

Consolidated income tax benefit in the second quarter of fiscal 1996 was $.5 million compared to an expense of $3.2 million in the second quarter of fiscal 1995.

The extraordinary charge-early repayment of debt in the amount of $2.8 million, net of tax, was incurred while refinancing certain debt at a lower interest rate, which should result in long term interest expense reductions. See Note E to the Condensed Consolidated Financial Statements.

SIX MONTHS ENDED MARCH 30, 1996, COMPARED TO
SIX MONTHS ENDED APRIL 1, 1995

Consolidated net sales were $539.5 million for the first six months of fiscal 1996, an increase of $95.7 million, or 21.6%, over the first six months of fiscal 1995. The increase in consolidated net sales resulted from a $42.1 million increase in domestic chicken sales to $362.1 million, a $34.0 million increase in Mexican chicken sales to $108.5 million, and a $19.6 million increase in sales of other domestic products to $68.8 million. The increase in domestic chicken sales was primarily due to a 6.6% increase in total revenue per dressed pound produced and a 6.1% increase in the dressed pounds produced. The increase in Mexican chicken sales was primarily due to a 35.2% increase in dressed pounds produced resulting primarily from the July 5, 1995 acquisition of five chicken companies located near Queretaro, Mexico and by a 7.7% increase in total revenue per dressed pound produced. The increase in sales of other domestic products was primarily the result of higher sales prices for the Company's commercial eggs and increased sales of the Company's poultry by-products group. Increased revenues per dressed pound produced both domestically and in Mexico were primarily the result of higher sales prices.

Consolidated cost of sales was $502.5 million in the first six months of fiscal 1996, an increase of $87.0 million, or 20.9%, over the first six months of fiscal 1995. The increase primarily resulted from a $65.3 million increase in cost of sales of domestic operations, and a $21.7 million increase in the cost of sales in Mexican operations.

The cost of sales increase in domestic operations of $65.3 million was due to a 36.3% increase in feed ingredient costs, a 6.1% increase in dressed pounds produced, and increased production of higher margin products in prepared foods. Since year end, feed costs have increased substantially due to lower crop yields in the 1995 harvest season and if feed costs remain at their current level or increase and sales prices do not correspondingly increase, future results will continue to be negatively impacted. The Company anticipates that higher corn prices will continue at least through the forth fiscal quarter.

The $21.7 million cost of sales increase in Mexican operations was primarily due to a 35.2% increase in dressed pounds produced offset partially by a 7.1% decrease in average costs of sales per dressed pound resulting primarily from the effects of the devaluation of the Mexican peso. See Impact of Mexican Peso Devaluation discussed below.

Gross profit as a percentage of sales increased to 6.9% in the first six months of fiscal 1996 from 6.4% in the first six months of 1995. The increased gross profit resulted from improved performance in the Company's Mexican operation and the Mexican peso devaluation having a lesser negative impact on the current periods gross profit than on the gross profit of the same period in the prior year.

Consolidated selling, general and administrative expenses were $24.5 million for the first six months of fiscal 1996, an increase of $.2 million, or 1.0%, when compared to the first six months of fiscal 1995. Consolidated selling, general and administrative expenses as a percentage of sales decreased in the first six months of fiscal 1996 to 4.5% compared to 5.5% in the first six months of fiscal 1995 due to higher sales with consolidating selling, general and administrative expenses remaining relatively stable.

Consolidated operating income was $12.5 million for the first six months of fiscal 1996 an increase of $8.4 million, when compared to the first six months of fiscal 1995 resulting primarily from improved results in the Company's Mexico operations as discussed above.

Consolidated net interest expense was $10.3 million in the first six months of fiscal 1996 an increase of $2.0 million, or 23.7%, when compared to the first six months of fiscal 1995. This increase was due to higher outstanding debt levels resulting primarily from the prior year acquisitions in Mexico, offset slightly by lower interest rates when compared to the first six months of fiscal 1995.

Consolidated income tax expense in the first six months of fiscal 1996 decreased to 2.8 million compared to $5.0 million in the first six months of fiscal 1995. The decrease in income tax expense resulted from lower domestic profits for the period when compared to the same period in the prior year.

The extraordinary charge-early repayment of debt in the amount of $2.8 million, net of tax, was incurred while refinancing certain debt at a lower interest rate, which should result in long term interest expense reductions. See Note E to the Condensed Consolidated Financial Statements.

PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES
March 30, 1996

LIQUIDITY AND CAPITAL RESOURCES

Liquidity in first six months of fiscal 1996 remained strong. However, operating losses in Mexico resulting primarily from the Mexican peso devaluation and higher feed ingredient costs affected most financial ratios negatively. The Company's working capital at March 30, 1996 increased to $90.8 million from $88.4 million at September 30, 1995. The current ratio at March 30, 1996 decreased to 1.74 to 1 from 1.84 to 1 at September 30, 1995 and the Company's stockholders' equity decreased to $147.2 million at March 30, 1996 from $152.1 million at September 30, 1995. Total debt to capitalization increased to 61.5% at March 30, 1996 from 56.9% at September 30, 1995. The Company maintains $85 million in revolving credit facilities with available unused lines of credit of $49.8 million at May 9, 1996.

Trade accounts and other receivables were $65.1 million at March 30, 1996, a $5.0 million increase from September 30, 1995. The 8.4% increase was due primarily to increased consolidated sales. Allowances for doubtful accounts, as a percentage of trade accounts and notes receivable were 5.7% at March 30, 1996 compared to 6.7% at September 30, 1995.

Inventories were $129.3 million at March 30, 1996, an increase of $18.9 million from September 30, 1995. This 17.2% increase was due primarily to the higher feed ingredient costs affecting the carrying value of feed on hand and feed cost in the live birds and finished products.

Accounts payable were $59.9 million at March 30, 1996, a 7.6% increase from September 30, 1995, due primarily to higher production levels and feed ingredient.

Capital expenditures for the first six months of fiscal 1996 were $23.9 million and were primarily incurred to expand production capacities domestically, improve efficiencies, reduce costs and for the routine replacement of equipment. The Company anticipates that it will spend approximately $42.0 million for capital expenditures in fiscal year 1996 and expects to finance such expenditures with available operating cash flows, leases and long-term financing. The Company closed a $50 million long-term financing arrangement in the second fiscal quarter which was used to finance some of the above mentioned capital expenditures and to refinance certain existing long-term debt at a lower interest rate. See Note E to the Condensed Consolidated Financial Statements.

PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES
March 30, 1996

IMPACT OF MEXICAN PESO DEVALUATION

In December 1994, the Mexican government changed its policy of defending the peso against the U.S. dollar and allowed it to float freely on the currency markets. These events resulted in the Mexican peso exchange rate declining from 3.39 to 1 U.S. dollar at October 1, 1994 to a low of 7.91 at November 15, 1995. On May 9, 1996 the Mexican peso closed at 7.47 to 1 U.S. dollar. No assurance can be given as to the future valuation of the Mexican peso and further movement in the Mexican peso could affect future earnings positively or negatively.

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

The statements contained in this filing which are not historical facts, such as future feed costs, sales prices, capital expenditures, and movements in the exchange rate between the U.S. dollar and the Mexican peso are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements. Among the factors that could cause actual results to differ materially are competitive pressures, crop yields, the strength of the U.S. and Mexican economies, and the demand for Pilgrim's Pride products in the marketplace.

PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES
March 30, 1996

PART II
OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K during the six months ended April 1, 1995.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   PILGRIM'S PRIDE CORPORATION




Date    5/10/96                    Clifford E. Butler
                                   Vice Chairman of the Board,
                                   Chief Financial Officer and
                                   Secretary and Treasurer
                                   in his respective capacity
                                   as such