Form 10-Q/A
period 1996-03-30
PILGRIMS PRIDE CORP
filed 1996-05-14
CIK 802481

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

<COVER>
This Amended 10-Q is being filed to correct the SEC's required Submission Type Tag. The tag has been corrected to reflect the correct Type as required by the SEC.
</COVER>

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   PILGRIM'S PRIDE CORPORATION


Date    5/13/96                    Clifford E. Butler
                                   Vice Chairman of the Board,
                                   Chief Financial Officer and
                                   Secretary and Treasurer
                                   in his respective capacity
                                   as such