Form 10-Q/A
period 1996-03-30
PILGRIMS PRIDE CORP
filed 1996-05-14
CIK 802481

PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES
March 30, 1996



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

10.41 Note Purchase Agreement dated February 15, 1996, by and between John Hancock Mutual Life Insurance Company, a Massachusetts corporation, and Pilgrim's Pride Corporation, a Delaware corporation.

10.42 Credit Agreement dated as of January 31, 1996 is entered into among Pilgrim's Pride, S.A. de C.V., (the "Borrower") and Internationale Nederlanden (U.S.) Capital Corporation (the "Lender"), Pilgrim's Pride Corporation (the"Company"), Avicola Pilgrim's Pride de Mexico, S.A. de C.V., (the "Parent"), Compania Incubadora Avicola Pilgrim's Pride, S.A. de C.V., Productora Y Distribuidora de Alimentos, S.A. de C.V., Immobiliaria Avicola Pilgrim's Pride, S. De R.L. de C.V. and CIA. Incubadora Hidalgo, S.A. de C.V.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   PILGRIM'S PRIDE CORPORATION

Date    5/14/96                    Clifford E. Butler
                                   Vice Chairman of the Board,
                                   Chief Financial Officer and
                                   Secretary and Treasurer
                                   in his respective capacity
                                   as such