Form 10-Q
period 1996-06-29
PILGRIMS PRIDE CORP
filed 1996-08-13
CIK 802481

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended    JUNE 29, 1996

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

COMMON STOCK $.01     PAR VALUE 27,589,250     SHARES AS OF AUGUST 12, 1996

                                   INDEX

               PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

     Item 1: Financial Statements (Unaudited):

        Condensed consolidated balance sheets:

           June 29, 1996 and September 30, 1995

        Consolidated statements of income:

           Three  months  and  nine months ended June 29, 1996 and July  1,
1995

        Consolidated statements of cash flows:

           Nine months ended June 29, 1996 and July 1, 1995

        Notes to condensed consolidated financial statements--June 29, 1996


     Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.


PART II.  OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

         PART I. FINANCIAL INFORMATION
                                    PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                                   (Unaudited)
ITEM 1:  FINANCIAL STATEMENTS (UNAUDITED):
                                                June 29, 1996     September 30, 1995
                                                         (in thousands)
ASSET
Current Assets:
Cash and cash equivalents                       $      7,809      $    11,892
Trade accounts and other receivables,
less allowance for doubtful accounts                  63,704           60,031
Inventories                                          140,403          110,404
Deferred income taxes                                 10,359            9,564
Prepaid expenses                                       1,369              526
Other current assets                                     725              953
Total Current assets                                 224,369          193,370
                                                      19,150           20,918
                                                     466,680          442,781
Less accumulated depreciation                        177,941          159,465
                                                     288,739          283,316
                                                $    532,258      $   497,604
Notes payable to banks                          $     27,000      $    13,000
Accounts payable                                      60,071           55,658
Accrued expenses                                      35,790           31,130
Current maturities of long-term debt                   7,872            5,187
Total Current Liabilities                            130,733          104,975
                                                     199,817          182,988
                                                      53,067           56,725
                                                         842              842
Common stock; $.01 par value                             276              276
Additional paid-in capital                            79,763           79,763
Retained earnings                                     67,760           72,035
Total Stockholders' Equity                           147,799          152,074
                                                $    532,258      $   497,604
See  notes  to condensed consolidated financial
statements.

                           PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                           (Unaudited)
                                                   Three Months Ended                 Nine Months Ended
                                                June 29,        July 1,               June 29,       July 1,
                                                  1996           1995                  1996           1995
                                                               (in thousands, except share and
                                                                      per share data)
Net sales                                    $   294,339      $   230,297         $   833,818     $ 674,127
Costs and expenses:
Cost of sales                                    276,955          206,471             779,415       621,959
Selling, general and administrative               11,930           11,983              36,440        36,245
                                                 288,885          218,454             815,855       658,204
Operating income                                   5,454           11,843              17,963        15,923
Other expense (income):
Interest expense, net                              5,526            4,359              15,857        12,714
Foreign exchange (gain) loss                        (59)            (177)               1,163         5,438
Miscellaneous, net                                 (600)            (761)             (1,177)           128
                                                   4,867            3,421              15,843        18,280
Income (loss) before income taxes
and extraordinary charge                             587            8,422               2,120       (2,357)
Income tax (benefit) expense                       (420)            2,279               2,372         7,248
Net loss before extraordinary charge               1,007            6,143               (252)       (9,605)
Extraordinary   charge-early   repayment  of
debt,net of tax                                        -                -             (2,780)             -
Net income (loss)                            $     1,007      $     6,143         $   (3,032)     $ (9,605)
Net income (loss) per common share
before extraordinary charge                  $      0.04      $      0.22         $    (0.01)     $  (0.35)
Extraordinary charge per common share                  -                -              (0.10)             -
Net income (loss) per common share           $      0.04      $      0.22         $    (0.11)     $  (0.35)
Dividends per common share                   $     0.015      $     0.015         $     0.045     $   0.045
Weighted average shares outstanding
shares outstanding                            27,589,250       27,589,250          27,589,250    27,589,250
See    notes   to   condensed   consolidated
financial statements.


                                      PILGRIM'S PRIDE CORPORATION
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (Unaudited)
                                                            Nine Months Ended
                                                     June 29, 1996       July 1, 1995
                                                             (in thousands)
Cash Flows From Operating Activities:
Net loss                                             $   (3,032)         $  (9,605)
Adjustments to reconcile net income to cash
Provided by operating activities:
Depreciation and amortization                             21,993             19,160
Gain on property disposals                                 (262)              (191)
Provision for losses on accounts receivable                  669                  -
Deferred income tax liability                            (4,453)              3,446
Extraordinary charge                                       4,587                  -
Changes in operating assets and liabilities:
Accounts and other receivable                            (4,342)              3,435
Inventories                                             (28,368)             (2,711)
Prepaid expenses and other current assets                (1,033)                222
Accounts  payable and accrued expenses                     9,073             12,025
Other                                                      (171)                 11
Net  Cash  Flows  (Used  In)  Provided  By Operating     (5,339)             25,792
Activities
Investing Activities:
Acquisitions of property, plant and equipment           (28,655)           (25,011)
Business acquisitions                                          -              (918)
Proceeds from property disposals                           1,378                304
Other, net                                                   294              (481)
Net Cash Used In Investing Activities                   (26,983)           (26,106)
Financing Activities:
Proceeds from notes payable to banks                      70,500                  -
Repayments on notes payable to banks                    (56,500)                  -
Proceeds from long-term debt                              50,029             15,030
Payments on long-term debt                              (30,600)           (15,216)
Extraordinary charge, cash items                         (3,920)                  -
Cash dividends paid                                      (1,241)            (1,242)
Cash Provided By (Used In) Financing Activities           28,268            (1,428)
Effect  of  exchange  rate  changes on cash and cash        (29)              (189)
equivalents
Decrease in cash and cash equivalents                    (4,083)            (1,931)
Cash and cash equivalents at beginning of year            11,892            11,244
Cash and cash equivalents at end of period           $     7,809         $   9,313
Supplemental disclosure information:
Cash paid during the period for
Interest (net of amount capitalized)                 $    12,229         $    9,755
Income Taxes                                         $     4,844         $    3,683
See   notes   to  condensed  consolidated  financial
statements.

NOTES   TO   CONDENSED   CONSOLIDATED   FINANCIAL  STATEMENTS (Unaudited)
______________________________________________________________________________

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The balance sheet at September 30, 1995, has been derived from the audited financial statements at that date. Operating results for the period ended June 29, 1996 are not necessarily indicative of that results that may be expected for the year ended September 28, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in Pilgrim's annual report on Form 10-K for the year ended September 30, 1995.

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

NOTE B--NET INCOME PER COMMON SHARE

Earnings per share for the periods ended June 29, 1996 and July 1, 1995 are based on the weighted average shares outstanding for the periods.

NOTE C--INVENTORIES

Inventories consist of the following:
                             JUNE 29, 1996    SEPTEMBER 30, 1995
                                      (in thousands)
Live broilers and hens        $   68,491          $   55,353
Feed, eggs and other              47,377              32,087
Finished poultry products         24,535              22,964
                              $  140,403          $  110,404

NOTE D--IMPACT OF MEXICAN PESO DEVALUATION

Included in results of operations for the three and nine months ended June 29, 1996 are foreign exchange (gains) losses of $(.1) million and $1.2 million, respectively, compared with $(.2) million and $5.4 million for three and nine months ended July 1, 1995, respectively. These (gains) losses result from the (appreciation) devaluation of the Mexican peso against the U.S. dollar. Also, for the period ended July 1, 1995, the carrying value of inventories was adjusted to end-of-period exchange rates as was necessary to record inventories at the lower of cost or market. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Impact of Mexican Peso Devaluation.

NOTE  E--EARLY  REPAYMENT  OF  DEBT  AND  REVOLVING  CREDIT  EXTENSION  AND
MODIFICATION

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

The extraordinary charge of $2.8 million, net of $1.8 million tax benefit, is the result of the early repayment of the above mentioned debt obligations.

On June 6, 1996 the Company completed an extension and amendment of its credit facility with various banks. The amendment increased the facility from $75 million to $100 million at interest rates of approximately one and three quarter percent above LIBOR and extended the facility's term to May 31, 1999. Inventories and trade accounts receivable of the Company are pledged as collateral on this facility.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The following table presents certain items as a percentage of net sales for the periods indicated.

                      Percentage of Net Sales  Percentage of Net Sales
                        THREE MONTHS ENDED        NINE MONTHS ENDED
                    JUNE 29, 1996 JULY 1, 1995 JUNE 29, 1996 JULY 1, 1995

Net sales                100.0%       100.0%      100.0%      100.0%

Costs and expenses:
Cost of sales             94.1%        89.7%       93.5%       92.3%
Gross profit               5.9%        10.3%        6.5%        7.7%
Selling, general and
    administrative         4.1%         5.2%        4.4%        5.4%

Operating income (loss)    1.9%         5.1%        2.2%        2.4%
Interest expense           1.9%         1.9%        1.9%        1.9%

Income (loss) before
  income taxes and
  extraordinary charge      .2%         3.7%         .3%        (.4)%

Net Income (loss)           .3%         2.7%        (.4%)      (1.4)%

THIRD QUARTER 1996, COMPARED TO
THIRD QUARTER 1995

Consolidated net sales were $294.3 million for the third quarter of fiscal 1996, an increase of $64.0 million, or 27.8%, over the third quarter of fiscal 1995. The increase in consolidated net sales resulted from a $27.4 million increase in domestic chicken sales to $198.8 million, a $26.9 million increase in Mexican chicken sales to $61.4 million and a $9.7 million increase in sales of other domestic products to $34.1 million. The increase in domestic chicken sales was primarily due to a 12.5% increase in total revenue per dressed pound produced and 3.1% increase in dressed pounds produced. The increase in Mexican chicken sales was primarily due to 39.3% increase in dressed pounds produced and by a 28.0% increase in total revenue per dressed pound produced. The increase in dressed pounds produced resulted primarily from the July 5, 1995 acquisition of five chicken companies located near Queretaro, Mexico. The increase in sales to other domestic products was primarily the result of increased sales of the Company's poultry by-products group and higher sales prices for table eggs. Increased revenues per dressed pound produced both domestically and in Mexico were primarily the result of higher sales prices caused primarily by the chicken markets adjusting to the higher feed ingredient cost.

Consolidated cost of sales was $277.0 million in the third quarter of fiscal 1996, an increase of $70.5 million, or 34.1%, over the third quarter of fiscal 1995. The increase primarily resulted from a $43.3 million increase in cost of sales of domestic operations, and a $27.2 million increase in the cost of sales in Mexican operations.

The cost of sales increase in domestic operations of $43.3 million was due to a 53.5% increase in feed ingredient costs, a 3.1% increase in dressed pounds produced and increased production of higher cost and margin products in prepared foods. Since year end, feed ingredient costs increased substantially due to lower crop yields in the 1995 harvest season. In July 1996, feed ingredient prices have stabilized and dropped slightly due to favorable crop harvest reports and growing conditions in the Midwest, however, the Company anticipates that feed ingredient prices will remain above 1995 levels at least through the fourth fiscal quarter.

The $27.2 million cost of sales increase in Mexican operations was primarily due to a 38.8% increase in average costs of sales per pound and a 39.3% increase in dressed pounds produced. The increase in average costs of sales per pound was primarily the result of a 50.2% increase in feed ingredient costs resulting from the above discussed reasons.

Gross profit as a percentage of sales decreased to 5.9% in the third quarter of fiscal 1996 from 10.3% in the third quarter of 1995. The decreased gross profit resulted mainly from increased costs of sales due to higher feed ingredient prices experienced in fiscal 1996 third quarter partially offset from improved results from the Company's Mexican operations.

Consolidated selling, general and administrative expenses remained basically flat at $11.9 million for both the third quarter of fiscal 1996 and fiscal 1995. Consolidated selling, general and administrative expenses as a percentage of sales decreased in the third quarter of fiscal 1996 to 4.1% compared to 5.2% in the third quarter of fiscal 1995 due to higher sales volume with consolidated selling, general and administrative expenses remaining relatively stable.

Consolidated operating income was $5.5 million for the third quarter of fiscal 1996 a decrease of $6.4 million, when compared to the third quarter of fiscal 1995 resulting primarily from higher feed ingredient prices.

Consolidated net interest expense was $5.5 million in the third quarter of fiscal 1996 an increase of $1.2 million, or 26.8%, when compared to the third quarter of fiscal 1995. This increase was due to higher outstanding debt levels resulting primarily from the prior year acquisitions in Mexico, offset slightly by lower interest rates when compared to the third quarter of fiscal 1995.

NINE MONTHS ENDED JUNE 29, 1996, COMPARED TO
NINE MONTHS ENDED JULY 1, 1995

Consolidated net sales were $833.8 million for the first nine months of fiscal 1996, an increase of $159.7 million, or 23.7%, over the first nine months of fiscal 1995. The increase in consolidated net sales resulted from a $69.4 million increase in domestic chicken sales to $561.0 million, a $61.0 million increase in Mexican chicken sales to $169.9 million and a $29.3 million increase in sales of other domestic products to $102.9 million. The increase in domestic chicken sales was primarily due to an 8.6% increase in total revenue per dressed pound produced and 5.1% increase in dressed pounds produced. The increase in Mexican chicken sales was primarily due to 36.5% increase in dressed pounds produced and by a 14.3% increase in total revenue per dressed pound. The increase in dressed pounds produced resulted primarily from the July 5, 1995 acquisition of five chicken companies located near Queretaro, Mexico. The increase in sales of other domestic products was primarily the result of increased sales of the Company's poultry by-products group and higher sales prices for table eggs. Increased revenues per dressed pound produced both domestically and in Mexico were primarily the result of higher sales prices caused by the chicken markets adjusting to higher feed ingredient cost.

Consolidated cost of sales was $779.4 million in the first nine months of fiscal 1996, an increase of $157.5 million, or 25.3%, over the first nine months of fiscal 1995. The increase primarily resulted from a $108.6 million increase in cost of sales of domestic operations, and a $48.9 million increase in the cost of sales in Mexican operations.

The cost of sales increase in domestic operations of $108.6 million was due to a 42.4% increase in feed ingredient costs, a 5.1% increase in dressed pounds produced and increased production of higher margin products in prepared foods. Since year end, feed ingredient costs increased substantially due to lower crop yields in the 1995 harvest season. In July 1996 feed ingredient prices have stabilized and dropped slightly due to favorable crop harvest reports and growing conditions in the Midwest, however, the Company anticipates that feed ingredient prices will remain above 1995 levels at least through the fourth quarter.

The $48.9 million cost of sales increase in Mexican operations was primarily due to a 36.5% increase in dressed pounds produced and a 4.8% increase in average costs of sales per pound. The increase in average costs of sales per pound was primarily the result of a 28.1% increase in feed ingredient costs resulting from the above discussed reasons.

Gross profit as a percentage of sales decreased to 6.5% in the first nine months of fiscal 1996 from 7.7% in the first nine months of 1995. The decreased gross profit resulted mainly from increased costs of sales due to higher feed ingredient prices experienced in fiscal 1996 first nine months partially offset from improved results from the Company's Mexican operations.

Consolidated  selling,  general  and  administrative  expenses  were  $36.4 million for the  first  nine  months  of  fiscal  1996,  an increase of $.2 million when compared to the first nine months of fiscal 1995. Consolidated selling, general and administrative expenses as a percentage of sales decreased in the first nine months of fiscal 1996 to 4.4% compared to 5.4% in the first nine months of fiscal 1995 due to higher sales volume with consolidated selling, general and administrative expenses remaining relatively stable.

Consolidated operating income was $18.0 million for the first nine months of fiscal 1996, an increase of $2.0 million, when compared to the first nine months of fiscal 1995 resulting primarily from improved results from the Company's Mexico operation.

Consolidated net interest expense was $15.9 million in the first nine months of fiscal 1996 an increase of $3.1 million, or 24.7%, when compared to the first nine months of fiscal 1995. This increase was due to higher outstanding debt levels resulting primarily from the prior year acquisitions in Mexico, offset slightly by lower interest rates when compared to the first nine months of fiscal 1995.

Consolidated income tax expense in the first nine months of fiscal 1996 was $2.4 million compared to a expense of $7.2 million in the first nine months of fiscal 1995.

The extraordinary charge-early repayment of debt in the amount of $2.8 million, net of tax, was incurred while refinancing certain debt at a lower interest rate, which should result in long-term interest expense reductions. See Note E to the Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity in first nine months of fiscal 1996 remained strong, however, operating losses in Mexico resulting primarily from the Mexican peso devaluation and higher feed ingredient costs affected most financial ratios negatively. The Company's working capital at June 29, 1996 increased to $93.6 million from $88.4 million at September 30, 1995, though the current ratio at June 29, 1996 decreased to 1.72 to 1 from 1.84 to 1 at September 30, 1995 and the Company's stockholders' equity decreased to $147.8 million at June 29, 1996 from $152.1 million at September 30, 1995. Total debt to capitalization increased to 61.4% at June 29, 1996 from 56.9% at September 30, 1995. The Company maintains $110 million in revolving credit facilities with available unused lines of credit of $67.3 million at August 13, 1996.

Trade accounts and other receivables were $63.7 million at June 29, 1996, a $3.7 million increase from September 30, 1995. The 6.1% increase was due primarily to increased consolidated sales. Allowances for doubtful accounts, as a percentage of trade accounts and notes receivable were 6.5% at June 29, 1996 compared to 6.7% at September 30, 1995.

Inventories were $140.4 million at June 29, 1996, an increase of $30.0 million from September 30, 1995. This 27.2% increase was due primarily to the higher feed ingredient costs affecting the carrying value of feed on hand and feed cost in the live birds and finished products.

Accounts payable were $60.1 million at June 29, 1996, a 7.9% increase from September 30, 1995, due primarily to higher production levels and feed ingredient cost.

Capital expenditures for the first nine months of fiscal 1996 were $28.7 million and were primarily incurred to expand production capacities domestically, improve efficiencies, reduce costs and for the routine replacement of equipment. The Company anticipates that it will spend approximately $35 million for capital expenditures in fiscal year 1996 and expects to finance such expenditures with available operating cash flows, leases and long-term financing.

IMPACT OF MEXICAN PESO DEVALUATION

In December 1994, the Mexican government changed its policy of defending the peso against the U.S. dollar and allowed it to float freely on the currency markets. These events resulted in the Mexican peso exchange rate declining from 3.39 to 1 U.S. dollar at October 1, 1994 to a low of 7.91 at November 15, 1995. On August 12, 1996 the Mexican peso closed at 7.49 to 1
U.S.  dollar.   No assurance can be given as to the future valuation of the
Mexican peso and further movement in the Mexican peso could affect future earnings positively or negatively.

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

PART II
OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

10.43 Fourth Amendment to Secured Credit Agreement dated June 6, 1996 to the Secured Credit Agreement dated May 27, 1993, by and among the Company and Harris Trust and Savings Bank, and FBS AG Credit, Inc., Internationale Nederlanden Bank N.V., Boatman's First National Bank of Kansas City and Wells Fargo Bank Texas, N.A., successor to First Interstate Bank of Texas, N.A.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   PILGRIM'S PRIDE CORPORATION




Date    8/13/96
                                   Clifford E. Butler
                                   Vice Chairman of the Board,
                                   Chief Financial Officer and
                                   Secretary and Treasurer
                                   in his respective capacity
                                   as such