Form 10-K405
period 1996-09-28
PILGRIMS PRIDE CORP
filed 1996-12-16
CIK 802481

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

                ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended SEPTEMBER 28, 1996 Commission File number 1-9273

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

Securities registered pursuant to Section 12 (g) ofsf the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Registrant's Common Stock, $0.01 par value, held by non- affiliates of the Registrant as of December 13, 1996, was $33,042,434. For purposes of the foregoing calculation only, all directors, executive officers, and 5% beneficial owners have been deemed affiliates.

27,589,250 shares of the Registrant's common stock, $.01 par value, were outstanding as of December 13, 1996.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's proxy statement for the annual meeting of stockholders to be held February 5, 1997, are incorporated by reference into Part III.

                          PILGRIM'S PRIDE CORPORATION
                                   FORM 10-K
                               TABLE OF CONTENTS


                                    PART I
Page
Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders.


                                    PART II
Item 5. Market for Registrant's Common Stock and Related Security Holder Matters
Item 6. Selected Financial Data
Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition
Item 8. Financial Statements and Supplementary Data (see Index to Financial Statements and Schedules below).
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.


                                   PART III
Item 10. Directors and Executive Officers of Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions


                                    PART IV
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K Signatures


                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
Report of Ernst & Young LLP--Independent Auditors
Consolidated Balance Sheets as of September 28, 1996 and September 30, 1995 Consolidated Statements of Income (Loss) for the years ended
    September 28, 1996, September 30, 1995 and October 1, 1994
Consolidated Statements of Stockholders' Equity for the years ended
    September 28, 1996, September 30, 1995 and October 1, 1994
Consolidated Statements of Cash Flows for the years ended
    September 28, 1996, September 30, 1995 and October 1, 1994
Notes to Consolidated Financial Statements
Schedule II - Valuation and Qualifying Accounts for the years ended September 28, 1996, September 30, 1995 and October 1, 1994

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

     The Company is a vertically integrated producer of chicken products, controlling the breeding, hatching and growing of chickens and the processing, preparation and packaging of its product lines. The Company is the fifth largest producer of chicken in the United States, with production and distribution facilities located in Texas, Arkansas, Oklahoma and Arizona, and one of the two largest chicken producers in Mexico, with production and distribution facilities located in Mexico City and the states of Coahuila, San Louis Potosi, Queretaro and Hidalgo. The Company is also a producer of table eggs, animal feeds and ingredients. See Note H to the Consolidated Financial Statements of the Company for information concerning revenues, operating profit and identifiable assets attributable to the Company's U.S. and Mexican operations.

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

                                                                         FISCAL YEAR ENDED
                                   Sept 29,       Sept 28,       Sept 26,        Oct 2,         Oct 1,       Sept 30,     Sept 28,
                                     1990           1991           1992           1993           1994          1995         1996
                                  (52 Weeks)     (52 Weeks)     (52 Weeks)     (53 Weeks)     (52 Weeks)        (52          (52
                                                                                                              Weeks)       Weeks)
                                                                           (in thousands)
U.S. Chicken Sales:
  Prepared Foods:
    Foodservice                     $112,509       $151,661       $178,185       $183,165       $205,224      $240,456     $303,939
    Consumer (Retail)                 60,069         60,188         85,700         89,822         61,068        38,683       42,946
      Total Prepared Foods           172,578        211,849        263,885        272,987        266,292       279,139      346,885

  Fresh Chicken:
    Foodservice                      118,158        127,303        126,472        149,197        155,294       140,201      145,052
    Consumer (Retail)                122,907        125,897        105,636        100,063        125,133       138,368      141,135
    Other                             95,907         85,323         72,724         77,709         88,437       113,414      140,614
      Total Fresh Chicken            336,972        338,523        304,832        326,969        368,864       391,983      426,801

Mexico:
    Bulk-Packaged Chicken            110,632        141,570        160,620        188,754        188,744       159,491      228,129
      Total Chicken Sales            620,182        691,942        729,337        788,710        823,900       830,613    1,001,815

Sales of Other Domestic Products     100,373         94,709         88,024         99,133         98,709       101,193      137,495
      Total Net Sales               $720,555       $786,651       $817,361       $887,843       $922,609      $931,806   $1,139,310


UNITED STATES
     The following table sets forth, since fiscal 1990, the percentage of net U.S. chicken sales attributable to each of the Company's primary products lines and markets serviced with such products. The table and related discussion are based on the Company's internal sales reports and its classification of product types and customers.


                                                                    FISCAL YEAR ENDED
                            Sept 29,       Sept 28,       Sept 26,        Oct 2,         Oct 1,        Sept 30,       Sept 28,
                              1990           1991           1992           1993           1994           1995           1996
                           (52 Weeks)     (52 Weeks)     (52 Weeks)     (53 Weeks)     (52 Weeks)     (52 Weeks)     (52 Weeks)
U.S. Chicken Sales:
  Prepared Foods:
    Foodservice                  22.1   %       27.6   %       31.3   %       30.5   %       32.3   %       35.8   %       39.3  %
    Consumer (Retail)            11.8           10.9           15.1           15.0            9.6            5.8            5.6
      Total Prepared Foods       33.9           38.5           46.4           45.5           41.9           41.6           44.9

  Fresh Chicken:
    Foodservice                  23.2           23.1           22.2           24.9           24.5           20.9           18.7
    Consumer (Retail)            24.1           22.9           18.6           16.7           19.7           20.6           18.2
    Other                        18.8           15.5           12.8           12.9           13.9           16.9           18.2
      Total Fresh Chicken        66.1           61.5           53.6           54.5           58.1           58.4           55.1

Total U.S. Chicken Sales Mix    100.0   %      100.0   %      100.0   %      100.0   %      100.0   %      100.0   %      100.0  %

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


PRODUCT TYPES
     U.S. Prepared Foods Overview
     During 1996, $346.9 million of the Company's net U.S. chicken sales were in prepared foods products to foodservice and consumer (retail) customers. This is an all time high, up from $172.6 million in 1990 and reflects the strategic focus for growth of the Company. Management believes the market for prepared foods chicken products will be generally characterized by higher growth rates and more stable margins than non-prepared products. The Company will grow its prepared foods sales to the foodservice industry at a faster rate than to the retail industry.

     The Company establishes prices for its prepared chicken products based primarily upon perceived value to the customer, production costs and prices of competing products. However, many of these products are priced according to formulas which are based on an underlying commodity market, and this factor causes some price fluctuation.

     U.S. Fresh Chicken Overview
     During 1996, $426.8 million of the Company's net U.S. chicken sales were in fresh chicken products to foodservice, consumer (retail) and other customers. This is an all time high, up from $367.0 million in 1990. The most significant changes are reflected in the sales dollar shifts since 1992 as the Company has reemphasized its retail fresh chicken business which management believes will continue to be a large and relatively stable base of business. The Company anticipates that its foodservice volume will continue to gradually shift from fresh to more of a prepared foods sales mix, however, there will always remain a base level of fresh foodservice business. Sales growth in the "Other" category primarily reflect approximately $47 million in 1996 exports of fresh frozen chicken.

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

     As the second largest full-line supplier of chicken to the foodservice industry, the Company believes it is well-positioned to be the primary or secondary supplier to many national and international chain restaurants who require multiple suppliers of chicken products. Additionally, it is well suited to be the sole supplier for many regional chain restaurants that offer better margin opportunities and a growing base of business. Due to its comparatively large size in this market, management believes the Company has significant competitive advantages in terms of product capability, production capacity, research and development expertise, and distribution and marketing experience relative to smaller and to non-vertically integrated producers. As a result of these competitive advantages, the Company's sales to the foodservice market from fiscal 1990 through fiscal 1996 grew at a compound annual growth rate of approximately 12%. The Company markets both prepared and fresh chicken to the foodservice industry.

     FOODSERVICE - PREPARED FOODS: Prepared foods sales to the foodservice market were $303.9 million in fiscal 1996 and have increased at a compound annual growth rate of approximately 18% from fiscal 1990 through fiscal 1996. The Company's prepared foods products include portion-controlled breast fillets, tenderloins and strips, formed nuggets and patties and bone-in chicken parts, which are sold frozen and in various stages of preparation, including blanched, battered, breaded and partially or fully-cooked. The Company attributes this growth in sales of prepared foods to the foodservice market to a number of factors:

     First, there has been significant growth in the number of foodservice operators offering chicken on their menus and the number of chicken items offered;

     Second, foodservice operators are increasingly purchasing prepared chicken products which allow them to reduce labor cost while providing greater product consistency, quality and variety across all restaurant locations;

     Third, there is a strong need among larger foodservice companies for an alternative or additional supplier to the Company's principal competitor in the prepared foods market. A viable alternative supplier must be able to ensure supply, demonstrate innovation and new product development, and provide price competition. The Company has been successful in its attempt to become the alternative supplier of choice, and thus the primary or secondary prepared chicken supplier to many large foodservice companies because it (i) is vertically integrated, giving the Company control over raw material supplies,
(ii) has the capability to produce many types of chicken items and (iii) has established a reputation for dependable quality, highly responsive service and excellent technical support;

     Fourth, as a result of the experience and reputation developed with larger customers, the Company has increasingly become the principal supplier to midsized foodservice organizations; and

     Fifth, the Company's in-house product development group, responding to the changing needs of the foodservice market, has enabled the Company to provide foodservice customers with new and improved prepared foods. Approximately $160 million of the Company's sales to foodservice customers in 1996 consisted of products which were not sold by the Company in 1990.

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

     OTHER CHICKEN: The Company sells bulk whole chickens and cut-up parts primarily to retail grocers and food distributors in the United States. In recent years, the Company has de-emphasized its marketing of bulk-packaged chicken in the United States in favor of more value-added products and export opportunities. In the United States, prices of these products are negotiated daily or weekly and are generally related to market prices quoted by the U.S.D.A. or other public price reporting services. The majority of the growth in sales of "other" products between 1993 and 1996 were in exports to the Far East, Middle East and Eastern Europe. Management believes exports of both prepared and fresh chicken will grow at a rate faster than the general industry as a whole.


MEXICO
     STRATEGY
     In Mexico, the Company has made capital investments in advanced production technology, transferred experienced management personnel and utilized proven domestic production techniques in order to be a low cost producer of chicken. At the same time, the Company has directed its marketing efforts toward more value added chicken products. Management believes that this strategy has resulted in increased market share and higher profit margins relative to other Mexican chicken producers and has positioned the Company to participate in any growth in chicken demand which may occur in the future. Recent demand growth in Mexico is evidenced by the increase in per capita consumption of chicken in Mexico, from approximately 24 pounds in 1982 to approximately 37 pounds in 1994, according to an industry source. Recent per capita consumption of chicken is estimated to be down 8% to approximately 34 pounds. The Company considers this decline in consumption to be a temporary reaction resulting from the economic impact of the Mexican peso's devaluation occurring in 1995.

     BACKGROUND: The Mexican market is one of the Company's fastest growing markets and represented approximately 20% of the Company's net sales in fiscal 1996. The Company entered the Mexican market in 1981 when it began selling eggs on a limited basis. Recognizing favorable long-term demographic trends and improving economic conditions in Mexico, the Company began exploring opportunities to produce and market chicken in Mexico. In fiscal 1988, the Company acquired four vertically integrated poultry production operations in Mexico for approximately $15.1 million. Since such acquisitions and through fiscal 1995, the Company has made capital expenditures in Mexico totaling $151.6 million to expand and improve such operations. Included in this amount is fiscal 1996 investments of approximately $6.1 million and fiscal 1995 investments of approximately $39.2 million for property, plant and equipment in Mexico, of which $30.0 million was incurred in the acquisition of Union de Queretaro, et al, a group of five chicken companies located near Queretaro, Mexico. (See Note I to the Consolidated Financial Statements). The Company believes its facilities are among the most technologically advanced in Mexico. As a result of these expenditures, the Company has increased weekly production in its Mexico operations by over 350% since its original investment in 1988. The Company believes that it is one of the lowest cost producers of chicken in Mexico.

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


OTHER ACTIVITIES
     The Company markets fresh eggs under the Pilgrim's Pride brand name as well as private labels in various sizes of cartons and flats to domestic retail grocery and institutional foodservice customers located primarily in Texas. The Company has a housing capacity for approximately 2.3 million commercial egg laying hens which can produce approximately 41 million dozen eggs annually. Domestic egg prices are determined weekly based upon reported market prices. The domestic egg industry has been consolidating over the last few years with the 20 largest producers accounting for more than 68% of the total number of egg laying hens in service during 1996. The Company competes with other domestic egg producers, primarily on the basis of product quality, reliability, price and customer service. According to an industry publication, the Company is the twenty-fifth largest producer of eggs in the United States.

     In fiscal 1996, exports of the Company's U.S. produced chicken accounted for approximately 6% of dollar sales. Exports were primarily to Asian, Middle Eastern and Eastern European countries. While current activity in these markets contributes only a small percentage of sales, the Company believes export demand will grow at an even faster rate than U.S. demand in the future. As export conditions become more favorable, management believes the Company is well-positioned to increase sales of both raw and cooked chicken to foreign countries.

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


EMPLOYEES AND LABOR RELATIONS
     As of December 16, 1996 the Company employed approximately 8,300 persons in the U.S. and 3,200 persons in Mexico. Approximately 1,200 employees at the Company's Lufkin, Texas facility are members of a collective bargaining unit represented by Local 540 of the United Food and Commercial Workers Union (the "UFCW"). None of the Company's other domestic employees have union representation. The Company has operated the Lufkin facility since its purchase in 1986 through August 11, 1996 without a collective bargaining agreement. On August 11, 1996 the Company entered into a two-year collective bargaining agreement with the UFCW, the terms of which the Company believes to be no more favorable than those provided to its non-union domestic employees. In Mexico, most of the Company's hourly employees are covered by collective bargaining agreements as most employees are in Mexico. The Company has not experienced any work stoppages since May 24 and 25, 1993, and management believes that relations with the Company's employees are satisfactory.

EXECUTIVE OFFICERS OF THE REGISTRANT
     As of December 16, 1996, except as noted below, the following were the Executive Officers of the Company. Officers are elected annually by the Board of Directors to serve at the pleasure of the Board of Directors.

EXECUTIVE OFFICERS
OF THE COMPANY             AGE   POSITIONS

Lonnie "Bo" Pilgrim         68   Chief Executive Officer

Clifford E. Butler          54   Executive President
                                 (Prior to January 1, 1997, Chief Financial
                                 Officer, Secretary and Treasurer)

Lindy M. "Buddy" Pilgrim    42   President and Chief Operating Officer

David Van Hoose             54   President, Mexican Operations

Robert L. Hendrix           60   Executive Vice President
                                 Operations

Richard A. Cogdill          36   Executive Vice President
                                 Chief Financial Officer,
                                 Secretary and Treasurer
                                 (Prior to January 1, 1997, Senior Vice
                                 President, Corporate Controller)

Terry Berkenbile            46   Senior Vice President
                                 Sales & Marketing, Retail and Fresh Products

Ray Gameson                 48   Senior Vice President
                                 Human Resources

O.B. Goolsby, Jr.           49   Senior Vice President
                                 Prepared Foods Operations

Michael D. Martin           42   Senior Vice President
                                 DeQueen, Arkansas Complex

James J. Miner, Ph.D.       68   Senior Vice President
                                 Technical Services

Michael J. Murray           38   Senior Vice President
                                 Sales & Marketing, Prepared Foods

Robert N. Palm              52   Senior Vice President,
                                 Lufkin, Texas Complex

Mr.  L.  A.  Pilgrim  has  served  as Chairman of the Board and Chief Executive
Officer  since  the  organization  of  the  Company  in  1968.   Prior  to  the
incorporation of the Company, Mr. Pilgrim was a partner in the Company's predecessor partnership business founded in 1945.

Mr. Butler was employed by the Company as Controller in February 1969. He has been Director of the Company since 1969, was named Senior Vice President of Finance in 1973, he became Chief Financial Officer and Vice Chairman of the Board in July 1983, and effective January 1, 1997 he is promoted to Executive President.

Mr. L. M. Pilgrim serves as President and Chief Operating Officer of the Company. He was elected as Director in March 1993 and began employment in April 1993 under the title of President of U.S. Operations and Sales & Marketing. From April 1993 to March 1994, the President and Chief Operating Officer reported to him. After that time, the Chief Operating Officer title and responsibilities were incorporated into his own. Up to October 1990, Mr. Pilgrim was employed by the Company for 12 years in marketing and 9 years in operations. From October 1990 to April 1993, he was President of Integrity Management Services, Inc., a consulting firm to the food industry. He is a nephew of Lonnie "Bo" Pilgrim.

Mr. Van Hoose has been President of Mexican Operations since April 1993. He was previously Senior Vice President, Director General, Mexican Operations since August 1990. Mr. Van Hoose was employed by Pilgrim's Pride in September 1988 as Senior Vice President, Texas Processing. Prior to that, Mr. Van Hoose was employed by Cargill, Inc., as General Manager of one of its chicken operations.

Mr. Hendrix has been Executive Vice President, Operations, of the Company since March 1994. Prior to that he served as Senior Vice President, NETEX Processing from August 1992 to March 1994 and as President and Chief of Complex Operations from September 1988 to March 1992. He was on leave from the Company from March 1992 to August 1992. He was President and Chief Operating Officer of the Company from July 1983 to September 1988. He began as Senior Vice President in September 1981 when Pilgrim's Pride acquired Mountaire Corporation of DeQueen, Arkansas, and, prior thereto, he was Vice President of Mountaire Corporation.

Mr. Cogdill has been promoted to Executive Vice President, Chief Financial Officer, Secretary and Treasurer effective January 1, 1997. Currently he serves as Senior Vice President, Corporate Controller, since August 1992 and as Vice President, Corporate Controller from October 1991 through August 1992. Prior to October 1991 he was a Senior Manager with Ernst & Young LLP. He is a Certified Public Accountant.

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

Mr. Goolsby has been Senior Vice President, Prepared Foods Operations since August 1992. He was previously Vice President, Prepared Foods Operations since April 1986 and was previously employed by the Company from November 1969 to January 1981.

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

Mr. Murray has been Senior Vice President, Sales & Marketing, for Prepared Foods since October 1994. He previously served as Vice President of Sales and Marketing, Food Service since August 1993. From 1990 to July 1993, he was employed by Cargill, Inc. Prior to that, from March 1987 to 1990 he was employed by Pilgrim's Pride as a Vice President for sales and marketing and prior thereto, he was employed by Tyson Foods, Inc.

Mr. Palm has been Senior Vice President, Lufkin, Texas, Complex Manager of the Company, since June 1985 and was previously employed in various operating management positions by Plus-Tex Poultry, Inc., a Lufkin, Texas based company acquired by Pilgrim's Pride in June 1985.

ITEM 2. PROPERTIES

PRODUCTION AND FACILITIES
     BREEDING AND HATCHING
     The Company supplies all of its domestic chicks by producing its own hatching eggs from domestic breeder flocks owned by the Company, approximately 34% of which are maintained on 38 Company-operated breeder farms. The Company currently owns or contracts for approximately 7.7 million square feet of breeder housing on approximately 251 breeder farms. In Mexico, all of the Company's breeder flocks are maintained on Company-owned farms.

     The Company owns six hatcheries in the United States, located in Nacogdoches and Pittsburg, Texas, and DeQueen and Nashville, Arkansas, where eggs are incubated and hatched in a process requiring 21 days. Once hatched, the day-old chicks are inspected and vaccinated against common poultry diseases and transported by Company vehicles to grow-out farms. The Company's six domestic hatcheries have an aggregate production capacity of approximately 7.3 million chicks per week. In Mexico, the Company owns seven hatcheries, which have an aggregate production capacity of approximately 3.9 million chicks per week.

     GROW-OUT
     The Company places its domestically grown chicks on approximately 992 grow-out farms located in Texas and Arkansas. These farms provide the Company with approximately 46.7 million square feet of growing facilities. The Company operates 32 grow-out farms which account for approximately 10% of its total annual domestic chicken capacity. The Company also places chicks with farms owned by affiliates of the Company under grow-out contracts. The remaining chicks are placed with independent farms under grow-out contracts. Under such grow-out contracts, the farmers provide the facilities, utilities and labor. The Company supplies the chicks, the feed and all veterinary and technical services. Contract grow-out farmers are paid based on live weight under an incentive arrangement. In Mexico, the Company owns approximately 38% of its grow-out farms and contracts with independent farmers for the balance of its production. Arrangements with independent farmers in Mexico are similar to the Company's arrangements with contractors in the United States.

     FEED MILLS
     An important factor in the production of chicken is the rate at which feed is converted into body weight. The Company purchases feed ingredients on the open market. The primary feed ingredients include corn, milo and soybean meal, which historically have been the largest component of the Company's total production cost. The quality and composition of the feed is critical to the conversion rate, and accordingly, the Company formulates and produces its own feed. Domestically, the Company operates five feed mills located in Nacogdoches and Pittsburg, Texas and Nashville and Hope, Arkansas. The Company currently has annual domestic feed requirements of approximately 1.8 million tons and the capacity to produce approximately 2.1 million tons. The Company owns four feed mills in Mexico which produce all of the requirements of its Mexican operations. Mexican feed requirements are approximately .7 million tons with a capacity to produce approximately 1.9 million tons. In fiscal 1996, approximately 55% of the grain used was imported from the United States. However, this percentage fluctuates based on the availability and cost of local grain supplies.

     Feed grains are commodities subject to volatile price changes caused by weather, size of harvest, transportation and storage costs and the agricultural policies of the United States and foreign governments. Although the Company can and sometimes does purchase grain in forward markets, it cannot eliminate the potential adverse effect of grain price increases.

     PROCESSING
     Once the chickens reach processing weight, they are transported in the Company's trucks to the Company's processing plants. These plants utilize modern, highly automated equipment to process and package the chickens. The Company periodically reviews possible application of new processing technologies in order to enhance productivity and reduce costs. The Company's five domestic processing plants, two of which are located in Mt. Pleasant, Texas, and the remainder of which are located in Dallas and Lufkin, Texas, and DeQueen, Arkansas, have the capacity, under present U.S.D.A. inspection procedures, to produce approximately 1.1 billion pounds of dressed chicken annually. The Company's three processing plants located in Mexico, which perform fewer processing functions than the Company's U.S. facilities, have the capacity to process approximately 470 million pounds of dressed chicken annually.

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

     OTHER FACILITIES AND INFORMATION
     The Company operates a rendering plant located in Mt. Pleasant, Texas, that currently processes by-products from approximately 8.0 million chickens weekly into protein products, which are used in the manufacture of chicken and livestock feed and pet foods. The Company operates a feed supply store in Pittsburg, Texas, from which it sells various bulk and sacked livestock feed products. The Company owns an office building in Pittsburg, Texas, which houses its executive offices, and an office building in Mexico City, which houses the Company's Mexican marketing offices. The Company also owns approximately 15,150 acres of farmland previously used in the Company's non-poultry farming operations. The Company is currently in the process of disposing of such land and related assets.

     Substantially all of the Company's domestic property, plant and equipment is pledged as collateral on its secured debt.


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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            NOT APPLICABLE

                                    PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

    QUARTERLY STOCK PRICES AND DIVIDENDS
    High and low sales prices and dividends were:

            Prices             Prices
             1996               1995           DIVIDENDS
QUARTER  HIGH    LOW       HIGH      LOW      1996   1995

First  $8 3/8   6 5/8    $10 3/8   $9 3/8    $.015   $.015
Second  7 5/8   6 3/4      9 3/4    7 3/4     .015    .015
Third       9   6 3/4      8 3/8    7 1/2     .015    .015
Fourth      9   7 1/2      8 3/4    7 5/8     .015    .015


     The Company's stock is traded on the New York Stock Exchange (ticker
symbol  CHX).   The  Company  estimates  there were approximately  12,500
holders (including individual participants in security position listings)
of the Company's common stock as of December 4, 1996.

ITEM 6.  SELECTED FINANCIAL DATA

                 S E L E C T E D   F I N A N C I A L   D A T A
                 PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES

                                     1996          1995         1994        1993(a)       1992(b)      1991       1990       1989

OPERATING RESULTS SUMMARY:
  Net sales                      $1,139,310      $931,806     $922,609     $887,843      $817,361    $786,651   $720,555   $661,077
  Gross margin                       70,640        74,144      110,827      106,036(c)     32,802(c)   75,567     74,190     83,356
  Operating income (loss)            21,504        24,930       59,698(d)    56,345(d)    (13,475)     31,039     33,379     47,014
  Income (loss) before
   income taxes and extraordinary
   charge                                47         2,091       42,448       32,838      (33,712)      12,235     20,463     31,027
  Income tax expense (benefit)        4,551        10,058       11,390       10,543       (4,048)        (59)      4,826     10,745
  Income (loss) before
   extraordinary charge             (4,504)       (7,967)       31,058       22,295       (29,664)     12,294     15,637     20,282
  Extraordinary charge - early
   repayment of debt, net
   of tax                           (2,780)            -             -       (1,286)            -           -          -          -
  Net income (loss)                 (7,284)       (7,967)       31,058       21,009       (29,664)     12,294     15,637     20,282

PER COMMON SHARE DATA:
  Income (loss) before
   extraordinary charge             $(0.16)       $(0.29)        $1.13       $  .81        $(1.24)     $  .54     $  .69      $0.90
  Extraordinary charge -
   early repayment of debt           (0.10)             -            -        (0.05)            -           -          -          -
  Net income (loss)                  (0.26)        (0.29)         1.13         0.76         (1.24)       0.54       0.69       0.90
  Cash dividends                       0.06          0.06         0.06         0.03          0.06        0.06       0.06       0.06
  Book value{ (e)}                     5.19          5.51         5.86         4.80          4.06        4.97       4.49       3.86

BALANCE SHEET SUMMARY:
  Working capital                   $88,455       $88,395      $99,724      $72,688       $11,277     $44,882    $54,161    $60,313
  Total assets                      536,722       497,604      438,683      422,846       434,566     428,090    379,694    291,102
  Short-term debt                    35,850        18,187        4,493       25,643       86,424       44,756     30,351      9,528
  Long-term debt, less
  current maturities                198,334       182,988      152,631      159,554       131,534     175,776    154,277    109,412
  Total stockholders' equity        143,135       154,074      161,696      132,293       112,112     112,353    101,414     87,132

KEY INDICATORS (AS A
PERCENT OF SALES):
  Gross Margin                         6.2%          8.0%        12.0%        11.9%(c)       4.0%(c)     9.6%      10.3%      12.6%
  Selling, general and
   administrative expenses             4.3%          5.3%         5.5%(d)      5.6%(c)(d)    5.7% (c)    5.7%       5.7%       5.5%
  Operating income (loss)              1.9%          2.7%         6.5%(d)      6.3%(d)      (1.6)%       3.9%       4.6%       7.1%
  Interest expense, net                1.9%          1.9%         2.1%         2.9%          2.8%        2.5%       2.3%       2.7%
  Net income (loss)                  (0.6)%        (0.9)%         3.4%         2.4%        (3.6)%        1.6%       2.2%       3.1%

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

    ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

  GENERAL

  The profitability of the chicken industry is affected by market prices of chicken and feed grains, both of which may fluctuate significantly and exhibit cyclical characteristics. In an effort to reduce price volatility and to generate higher, more consistent profit margins, the Company has concentrated on the production and marketing of prepared food products, which generally have higher margins than the Company's other products. This concentration has resulted in an increase in sales of prepared food products as a percentage of total domestic net sales from 28.3% in fiscal 1990 to 38.1% in fiscal 1996. Management believes that sales of prepared food products will become a larger component of its total chicken sales and, accordingly, changes in market prices for chicken and feed costs should have less impact on profitability.

  RESULTS OF OPERATIONS

  FISCAL 1996 COMPARED TO FISCAL 1995:

  Consolidated net sales were $1.14 billion for fiscal 1996, an increase of $207.5 million, or 22.3%, over fiscal 1995. The increase in consolidated net sales resulted from a $102.6 million increase in domestic chicken sales to $773.7 million, a $68.6 million increase in Mexican chicken sales to $228.1 million and a $36.3 million increase in sales of other domestic products to $137.5 million. The increase in domestic chicken sales was primarily due to a 7.7% increase in total revenue per dressed pound produced and 7.0% increase in dressed pounds produced. The increase in Mexican chicken sales was primarily due to a 35.6% increase in Mexican dressed pounds produced and by a 5.5% increase in total revenue per dressed pound. The increase in Mexican dressed pounds produced resulted primarily from the July 5, 1995 acquisition of five chicken companies located near Queretaro, Mexico.
  The increase in sales of other domestic products was primarily the result of increased sales of the Company's poultry by-products group and higher sales prices for table eggs. Increased revenues per dressed pound produced both domestically and in Mexico were primarily the result of higher sales prices caused by the chicken markets adjusting to higher feed ingredient cost.

  Consolidated cost of sales was $1.07 billion in fiscal 1996, an increase of $211.0 million, or 24.6%, over fiscal 1995. The increase primarily resulted from a $150.8 million increase in cost of sales of domestic operations, and a $60.2 million increase in the cost of sales in Mexican operations.

  The cost of sales increase in domestic operations of $211.0 million was due to a 41.5% increase in feed ingredient costs, a 7.0% increase in dressed pounds produced and increased production of higher cost and margin products in prepared foods. Since 1995 September year end, feed ingredient costs increased substantially due to lower crop yields in the 1995 harvest season. Beginning in July 1996 feed ingredient prices have reduced significantly due to a favorable crop harvest.

  The $60.2 million cost of sales increase in Mexican operations was primarily due to a 35.6% increase in dressed pounds produced and a 7.0% increase in average costs of sales per pound. The increase in average costs of sales per pound was primarily the result of a 37.2% increase in feed ingredient costs resulting from the reasons discussed above.

  Gross profit as a percentage of sales decreased to 6.2% in fiscal 1996 from 8.0% in fiscal 1995. The decreased gross profit resulted mainly from increased costs of sales due to higher feed ingredient prices experienced in fiscal 1996.

  Consolidated selling, general and administrative expenses were $49.1 million in fiscal 1996 and $49.2 million in fiscal 1995. Consolidated selling, general and administrative expenses as a percentage of sales decreased in fiscal 1996 to 4.3% compared to 5.3% in fiscal 1995.

  Consolidated operating income was $21.5 million for fiscal 1996, a decrease of $3.4 million, when compared to fiscal 1995, resulting primarily from higher feed ingredient cost.

  Consolidated net interest expense was $21.5 million in fiscal 1996, an increase of $4.1 million, or 23.2%, when compared to fiscal 1995. This increase was due to higher outstanding debt levels resulting primarily from domestic expansions and the prior year acquisitions in Mexico, offset slightly by lower interest rates when compared to fiscal 1995.

  Consolidated income tax expense in fiscal 1996 was $4.6 million compared to expense of $10.1 million in fiscal 1995. Consolidated income tax expense is significantly in excess of the amount computed at the statutory U.S. income tax rate due to the non-deductibility of Mexican losses in the U.S. in both fiscal 1996 and fiscal 1995. The decrease in consolidated income tax expense in fiscal 1996 compared to fiscal 1995 primarily resulted from the $13.6 decrease in income before income taxes and extraordinary charges for domestic operations in fiscal 1996 compared to fiscal 1995.

  The extraordinary charge-early repayment of debt in the amount of $2.8 million, net of tax, was incurred while refinancing certain debt at a lower interest rate, which will result in long-term interest expense reductions. See Note C to the Consolidated Financial Statements.

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

  The cost of sales increase in domestic operations of $39.2 million was due primarily to a 3.6% increase in dressed pounds produced and increased production of higher cost and margin products in prepared foods, offset partially by a 6.1% decrease in feed ingredient cost.

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

  LIQUIDITY AND CAPITAL RESOURCES:

  Liquidity in fiscal 1996 remained strong, however, operating losses in Mexico resulting primarily from the Mexican peso devaluation and higher feed ingredient costs affected most financial ratios negatively. While the Company's working capital at September 28, 1996 increased slightly to $88.5 million from $88.4 million at September 30, 1995, the current ratio at September 28, 1996 decreased to 1.63 to 1 from 1.84 to 1 at September 30, 1995 and the Company's stockholders' equity decreased to $143.1 million at September 28, 1996 from $152.1 million at September 30, 1995. Total debt to capitalization increased to 62.1% at September 28, 1996 from 56.9% at September 30, 1995. The Company maintains $110 million in revolving credit facilities with available unused lines of credit of $70.7 million at December 9, 1996.

  Trade accounts and other receivables were $65.9 million at September 28, 1996, a $5.9 million increase from September 30, 1995. The 9.8% increase was due primarily to increased average selling prices and volumes. Allowances for doubtful accounts, as a percentage of trade accounts and notes receivable were 5.7% at September 28, 1996 compared to 6.7% at September 30, 1995. This decrease is due to increased net sales resulting in a corresponding increase in net sales resulting in a corresponding increase in trade accounts and other receivables with allowances for doubtful accounts remaining relatively the same.

  Inventories were $136.9 million at September 28, 1996, an increase of $26.5 million from September 30, 1995. This 24.0% increase was due primarily to the higher feed ingredient costs affecting the carrying value of feed on hand and feed cost in the live chickens and finished products.

  Accounts payable were $71.4 million at September 28, 1996, a 28.2% increase from September 30, 1995, due primarily to higher production levels and feed ingredient costs.

  Capital expenditures for fiscal 1996 were $34.3 million and were incurred primarily to expand production capacities domestically, improve efficiencies, reduce costs and for the routine replacement of equipment. The Company anticipates that it will spend approximately $35 million for capital expenditures in fiscal year 1997 and expects to finance such expenditures with available operating cash flows and long-term financing. The Company periodically reviews acquisition opportunities and any business acquisitions consummated in fiscal 1997 would likely be in addition to the projected capital expenditure amount listed above.

  Cash flows provided by operating activities were $11.4 million, $32.7 million and $60.7 million in fiscal 1996, 1995 and 1994, respectively. The change in cash flows provided by operating activities between 1996 and 1995 was primarily caused by increased inventories resulting from higher feed costs. The difference between 1995 and 1994 was primarily from changes in net income.

  Cash provided by (used in) financing activities was $27.3 million, $40.2 million and ($30.3) million in fiscal 1996, 1995 and 1994, respectively. The cash provided by (used in) financing activities primarily reflects proceeds from notes payable and long-term financings in fiscal 1996, 1995 and debt retirements in 1994.

  The Company's deferred income taxes have resulted primarily from the Company's change from the cash method of accounting to the accrual method of accounting for taxable periods beginning after July 2, 1988. The Company's deferred income taxes arising from such change in method of accounting will continue to be deferred as long as (i) at least 50% of the voting stock and at least 50% of all other classes of stock of the Company continue to be owned by the Lonnie "Bo" Pilgrim family and
  (ii) the Company's net sales from its agricultural operation in a taxable year equal or exceed the Company's net sales from such operations in its taxable year ending July 2, 1988. Failure of the first requirement will cause all of the deferred taxes attributable to the change in accounting method to be due. Failure of the second requirement will cause a portion of such deferred taxes to be due based upon the amount of the relative decline in net sales from the agricultural operations. The family of Lonnie "Bo" Pilgrim currently owns approximately 65.3% of the stock of the company. Management believes that likelihood of the (i) Pilgrim family ownership falling below 50%, or (ii) gross receipts from agricultural activities falling below the 1988 level, is remote.

  IMPACT OF MEXICAN PESO DEVALUATION:

  In December 1994, the Mexican government changed its policy of defending the peso against the U.S. dollar and allowed it to float freely on the currency markets. These events resulted in the Mexican peso exchange rate declining from 3.39 to 1 U.S. dollar at October 1, 1994 to a low of 8.16 at November 14, 1995. On December 6, 1996 the Mexican peso closed at 7.93 to 1 U.S. dollar. No assurance can be given as to the future valuation of the Mexican peso and further movement in the Mexican peso could affect future earnings positively or negatively.

  OTHER

  In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF." SFAS No. 121 establishes accounting standards for the impairment of long-lived assets to be held and used and for long-lived assets to be disposed of. The Company adopted SFAS No. 121 effective September 29, 1996. The adoption of SFAS No. 121 did not have a material effect on the Company's consolidated financial statement.

  IMPACT OF INFLATION:

  Due to moderate inflation and the Company's rapid inventory turnover rate, the results of operations have not been adversely affected by inflation during the past three-year period.


  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements together with the report of independent auditors, and financial statement schedules are included on pages 36 through 46 of this document. Financial statement schedules other than those included herein have been omitted because the required information is contained in the consolidated financial statements or related notes, or such information is not applicable.


  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       NOT APPLICABLE


                                 PART III


  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

       Reference is made to "Election of Directors" on pages 3 through 5 of Registrant's Proxy Statement for its 1996 Annual Meeting of Stockholders, which section is incorporated herein by reference.

       Reference is made to "Compliance with Section 16(a) of the Exchange Act" on page 9 of Registrant's Proxy Statement for its 1996 Annual Meeting of Stockholders, which section is incorporated herein by reference.


  ITEM 11. EXECUTIVE COMPENSATION


  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Information responsive to Items 11, 12 and 13 is incorporated by reference from sections entitled "Security Ownership", "Election of Directors", "Executive Compensation", and "Certain Transactions" of the Registrant's Proxy Statement for its 1996 Annual Meeting of Stockholders.

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

  10.44 Second Supplement to Revolving Credit Loan Agreement dated June 28, 1996 by and among the Company and Agricultural Production Credit Association.

  10.45 Third Supplement to Revolving Credit Loan Agreement dated August 22, 1996 by and among the Company and Agricultural Production Credit Association.

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

  (b)  Reports on Form 8-K

       NOT APPLICABLE

  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 16th day of December 1996.

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

       SIGNATURE                 TITLE                DATE


  ________________________  Chairman of the Board   12/16/96
  Lonnie "Bo" Pilgrim      of Directors and Chief
                           Executive Officer
                           (Principal Executive
                           Officer)


  _______________________  Vice Chairman of the     12/16/96
  Clifford E. Butler       Board of Directors,
                           Chief Financial Officer,
                           Secretary and Treasurer (Principal
                           Financial and Accounting Officer)


  ________________________  President and           12/16/96
  Lindy M. "Buddy" Pilgrim  Chief Operating Officer and
                            Director



  _______________________  Executive Vice President  12/16/96
  Robert L. Hendrix        Operations and
                           Director


  _______________________  Senior Vice President    12/16/96
  James J. Miner           Technical Services and
                           Director


  _______________________  Vice President and       12/16/96
  Lonnie Ken Pilgrim       Director



  _______________________  Director                 12/16/96
  Charles L. Black



  _______________________  Director                 12/16/96
  Robert E. Hilgenfeld



  _______________________  Director                 12/16/96
  Vance C. Miller



  _______________________  Director                 12/16/96
  James J. Vetter, Jr.



  _______________________  Director                 12/16/96
  Donald L. Wass

  REPORT OF INDEPENDENT AUDITORS

  Stockholders and Board of Directors
  Pilgrim's Pride Corporation

  We have audited the accompanying consolidated balance sheets of Pilgrim's Pride Corporation and subsidiaries at September 28, 1996 and September 30, 1995 and the related consolidated statements of income
  (loss), stockholders' equity, and cash flows for each of the three years in the period ended September 28, 1996. Our audits also included the financial statement schedule listed on the Index to Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pilgrim's Pride Corporation and subsidiaries at September 28, 1996 and September 30, 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 28, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                      ERNST & YOUNG LLP


  Dallas, Texas
  November 5, 1996

             C O N S O L I D A T E D   B A L A N C E   S H E E T S
                 PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES


                                                   SEPTEMBER 28,   SEPTEMBER 30,
                                                       1996            1995
                                                         (IN THOUSANDS)
ASSETS
CURRENT ASSETS
 Cash and cash equivalents                          $    18,040    $    11,892
 Trade accounts and other receivables,
   less allowance for doubtful accounts                  65,887         60,031
 Inventories                                            136,866        110,404
 Deferred income taxes                                    6,801          9,564
 Prepaid expenses                                           907            526
 Other current assets                                       757            953
   Total Current Assets                                 229,258        193,370
OTHER ASSETS                                             18,827         20,918
PROPERTY, PLANT AND EQUIPMENT
 Land                                                    19,818         17,637
 Buildings, machinery and equipment                     409,191        383,076
 Autos and trucks                                        32,503         32,227
 Construction-in-progress                                 5,160          9,841
                                                        466,672        442,781
 Less accumulated depreciation                          178,035        159,465
                                                        288,637        283,316
                                                    $   536,722     $  497,604
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Notes payable to banks                             $    27,000     $   13,000
 Accounts payable                                        71,354         55,658
 Accrued expenses                                        33,599         31,130
 Current maturities of long-term debt                     8,850          5,187
   Total Current Liabilities                            140,803        104,975
LONG-TERM DEBT, LESS CURRENT MATURITIES                 198,334        182,988
DEFERRED INCOME TAXES                                    53,608         56,725
MINORITY INTEREST IN SUBSIDIARY                             842            842
STOCKHOLDERS' EQUITY
 Preferred stock, $.01 par value, authorized
  5,000,000 shares; none issued                               -              -
 Common stock, $.01 par value, authorized 45,000,000
  shares; 27,589,250 issued and outstanding in
  1996 and 1995                                             276            276
 Additional paid-in capital                              79,763         79,763
 Retained earnings                                       63,096         72,035
   Total Stockholders' Equity                           143,135        152,074
Commitments and Contingencies                                 -              -
                                                    $   536,722    $   497,604

See Notes to Consolidated Financial Statements

C O N S O L I D A T E D   S T A T E M E N T S   O F   I N C O M E   ( L O S S )
                 PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES


                                                                                       Years Ended
                                                            SEPTEMBER 28,              SEPTEMBER 30,               OCTOBER 1,
                                                                 1996                       1995                       1994
                                                                              (N THOUSANDS, EXCEPT PER SHARE DATA)
NET SALES                                                    $ 1,139,310                $  931,806                 $  922,609
COSTS AND EXPENSES:
 Cost of sales                                                 1,068,670                   857,662                    811,782
 Selling, general and administrative                              49,136                    49,214                     51,129
                                                               1,117,806                   906,876                    862,911
   Operating Income                                               21,504                    24,930                     59,698
OTHER EXPENSES (INCOME):
 Interest expense, net                                            21,539                    17,483                     19,173
 Foreign exchange (gain) loss                                      1,275                     5,605                       (257)
 Miscellaneous, net                                               (1,357)                     (249)                    (1,666)
                                                                  21,457                    22,839                     17,250
INCOME BEFORE INCOME TAXES AND EXTRAORDINARY CHARGE                   47                     2,091                     42,448
Income tax expense                                                 4,551                    10,058                     11,390
Net income (loss) before extraordinary charge                     (4,504)                   (7,967)                    31,058
Extraordinary charge-early repayment of debt, net of tax          (2,780)                        -                          -
   NET INCOME (LOSS)                                              (7,284)                   (7,967)                    31,058
Net income (loss) per common share before extraordinary charge $   (0.16)                $   (0.29)                $     1.13
Extraordinary charge per common share                              (0.10)                        -                          -
NET INCOME (LOSS) PER COMMON SHARE                             $   (0.26)                $   (0.29)                $     1.13

  See Notes to Consolidated Financial Statements.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES

                                         Number                   Additional
                                           Of           Common     Paid-in      Retained
                                         Shards         Stock      Capital      Earnings        Total
                                                                   (dollars in thousands, except per share data)
Balance at October 2, 1993             27,589,250      $  276    $  79,763    $ 52,254        $ 132,293
      Net income for year                                                       31,058           31,058
      Cash dividends declared ($0.06 per share)                                 (1,655)          (1,655)
Balance at October 1, 1994             27,589,250         276       79,763      81,657          161,696
      Net loss for year                                                         (7,967)          (7,967)
      Cash dividends declared ($.06 per share)                                  (1,655)          (1,655)
Balance at September 30, 1995          27,589,250         276       79,763      72,035          152,074
      Net loss for year                                                         (7,284)          (7,284)
      Cash dividends declared ($.06 per share)                                  (1,655)          (1,655)
Balance at September 28, 1996          27,589,250      $  276    $  79,763    $ 63,096        $ 143,135

   See Notes to Consolidated Financial Statements.

   C O N S O L I D A T E D   S T A T E M E N T S   O F   C A S H   F L O W S
                 PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES


                                                                                             YEARS ENDED
                                                                    September 28,            September 30,          October 1,
                                                                        1996                     1995                   1994
                                                                                           (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                 $  (7,284)                 $(7,967)              $   31,058
Adjustments to reconcile net income (loss) to cash
 provided by operating activities:
 Depreciation and amortization                                       28,024                   26,127                   25,177
 Gain on property disposals                                            (211)                    (263)                    (608)
 Provision for doubtful accounts                                      1,003                    1,133                    2,666
 Deferred income taxes                                                 (354)                   3,785                    6,720
 Extraordinary charge                                                 4,587                        -                        -
Changes in operating assets and liabilities:
 Accounts and other receivables                                      (6,858)                  (3,370)                   3,412
 Inventories                                                        (24,830)                  (4,336)                  (8,955)
 Prepaid expenses                                                      (674)                   1,066                     (459)
 Accounts payable and accrued expenses                               18,165                   15,249                    1,742
 Other                                                                 (177)                   1,288                      (89)
Net Cash Flows Provided by Operating Activities                      11,391                   32,712                   60,664
INVESTING ACTIVITIES:
 Acquisitions of property, plant and equipment                      (34,314)                 (35,194)                 (25,547)
 Business acquisitions - property, plant and equipment                    -                  (29,519)                       -
                  - other net assets                                      -                   (6,659)                       -
 Proceeds from property disposal                                      1,468                      541                    2,103
 Other, net                                                             312                     (758)                    (128)
Net Cash Used in Investing Activities                               (32,534)                 (71,589)                 (23,572)
FINANCING ACTIVITIES:
 Proceeds from notes payable to banks                                91,000                   15,000                    7,000
 Repayments on notes payable to banks                               (77,000)                  (2,000)                 (19,000)
 Proceeds from long-term debt                                        51,028                   45,030                       31
 Payments on long-term debt                                         (32,140)                 (16,202)                 (16,253)
 Extraordinary charge, cash items                                    (3,920)                       -                        -
 Cash dividends paid                                                 (1,655)                  (1,655)                  (2,069)
Cash Provided by (Used in) Financing Activities                      27,313                   40,173                  (30,291)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS            (22)                    (648)                     (83)
EQUIVALENTS
 Increase in cash and cash equivalents                                6,148                      648                    6,718
 Cash and cash equivalents at beginning of year                      11,892                   11,244                    4,526
CASH AND CASH EQUIVALENTS AT END OF YEAR                         $   18,040               $   11,892               $   11,244
Supplemental disclosure information:
 Cash paid during the year for:
   Interest (net of amount capitalized)                          $   20,310               $   16,764               $   19,572
   Income taxes                                                  $    4,829               $    5,128               $    7,108

   See Notes to Consolidated Financial Statements.

                 NOTES TO CONSOLIDATED  FINANCIAL STATEMENTS
                 PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES


NOTE  A  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of Pilgrim's Pride Corporation and its wholly and majority owned subsidiaries (the "Company"). Significant intercompany accounts and transactions have been eliminated.

The financial statements of the Company's Mexican subsidiaries are remeasured as if the U.S. dollar were the functional currency.
Accordingly,       assets      and liabilities of the Mexican subsid-
iaries are translated at end-of- period exchange rates, except for non-monetary assets which are translated at equivalent dollar
costs  at  dates  of   acquisition using       historical      rates.
Operations are translated at aver- age exchange rates in effect during the period. Foreign exchange (gains) losses are separately stated as components of "Other expenses (income)" in the Consolidated Statement of Income (Loss). In recent years the Company has experienced losses in Mexico primarily as a result of currency devaluations and other economic factors. As of September 28, 1996, the Company has net Mexican assets of $139.9 million.

CASH  EQUIVALENTS:    The  Company considers  highly  liquid  invest-
ments with a maturity of three months or less when purchased to be cash equivalents.

ACCOUNTS RECEIVABLE: The Company does not believe it has signifi-cant concentrations of credit risk in its accounts receivable, which are generally unsecured. Credit evaluations are performed on all significant customers and updated as circumstances dictate. Allowances for doubtful accounts were $4.0 million and $4.3 million in 1996 and 1995, respectively.

INVENTORIES: Live chicken inventories are stated at the lower of cost or market and hens at the lower of cost, less accu-mulated amortization, or market. The costs associated with hens are accumulated up to the production stage and amortized over the productive lives using the straight-line method. Finished chicken products, feed, eggs and other inventories are stated at the lower of cost (first-in, first-out method) or market. Occasionally, the Company hedges a portion of its purchases of major feed ingredients using futures contracts to minimize the risk of adverse price fluctuations. Gains and losses on the hedge transac-tions are deferred and recognized as a component of cost of sales when products are sold.

PROPERTY,   PLANT  AND  EQUIPMENT:
Property, plant and equipment is stated at cost. For financial reporting purposes, depreciation is computed using the straight-line method over the estimated useful lives of these assets. Depreciation expense was $26.8 million, $24.8 million and $23.7 million in 1996, 1995 and 1994, respectively.

NET   INCOME   (LOSS)  PER  COMMON
SHARE: Net income (loss) per share is based on the weighted average shares of common stock outstanding during the year. The weighted average number of shares outstanding was 27,589,250 in all periods.

USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

BUSINESS:      Pilgrim's     Pride Corporation (the "Company")  is a
vertically integrated producer of chicken products, controlling the breeding, hatching and growing of chickens and the processing, preparation and packaging of its product lines. The Company is the fifth largest producer of chicken in the United States, with production and distribution facilities located in Texas, Arkansas, Oklahoma and Arizona, and one of the two largest producers of chicken in Mexico, with production and distribution facilities located in Mexico City and the states of Coahuila, San Louis Potosi, Queretaro and Hidalgo. The Company's chicken products consist primarily of prepared foods, which include portion-controlled breast fillets, tenderloins and strips, formed nuggets and patties and bone-in chicken parts, fresh foodservice chicken, prepackaged chicken, and bulk packaged chicken.

NOTE B - INVENTORIES

Inventories    consist    of   the following:

                         September 28,    September 30,
                             1996             1995
                                 (in thousands)
Live chickens and hens        $66,248       $55,353
Feed, eggs and other           39,804        32,087
Finished chicken products      30,814        22,964
                             $136,866      $110,404

NOTE C - NOTES  PAYABLE AND LONG-TERM DEBT

The Company maintains a $100 million domestic credit facility with various banks providing short-term lines of credit at interest rates of approximately one and three-quarters percent above LIBOR. Domestic inventories and trade accounts receivable of the Company are pledged as collateral on this facility. The Company also maintains a $10 million credit facility for its Mexican operations with a bank providing short-term lines of credit at interest rates of approximately two and three-quarters percent above LIBOR. The Company has a negative pledge of Mexican inventories and accounts receivable related to this facility. At September 28, 1996, availability under these lines totaled $73.8 million. The weighted average interest rate on the Company's short-term borrowings as of September 28, 1996, was 7.2%. The fair value of the Company's long-term debt was estimated using quoted market prices, where available. For long-term debt not actively traded, fair values were estimated using discounted cash flow analysis using current market rates for similar types of borrowings.

The table below sets forth maturities on long-term debt during the next five years.

                        Year               Amount
                             (in thousands)
                        1997                8,850
                        1998                9,741
                        1999                9,864
                        2000               24,692
                        2001                5,930

During 1996, the Company retired certain debt prior to its scheduled maturity. These repayments resulted in an extraordinary charge of $2.8 million, net of $1.8 million tax benefit.

The Company is required, by certain provisions of its debt agreements, to maintain minimum levels of working capital and net worth, to limit dividends to a maximum of $1.7 million per year, to maintain various fixed charge, leverage, current and debt-to-equity ratios, and to limit annual capital expenditures.

Total interest during 1996, 1995 and 1994 was $23.4 million, $19.1 million and $20.1 million, respectively. Interest related to new construction capitalized in 1996, 1995 and 1994 was $1.3 million, $.6 million and $.5 million, respectively.
Long-term debt and the related fair values consist of the following:

                                                           September 28, 1996                            September 30, 1995
                                                    CARRYING                  FAIR                CARRYING                FAIR
                                                     AMOUNTS                  VALUE                AMOUNTS                VALUE
                                                                                   (IN THOUSANDS)
Senior subordinated notes due August 1, 2003,
  interest at 10 7/8% (effective rate of 11 1/8 %)
  payable in semi-annual installments, less           $   98,968              $  100,219            $   98,819            $   96,219
  discount of $1,032,000 and $1,181,000 in
  1996 and 1995, respectively
Notes payable to an insurance company at 7.21%,
  payable in monthly installments of $455,305
  including interest, plus                                48,896                  46,063                     -                     -
  one final balloon payment at
  maturity on February 28, 2006
Notes payable to bank, interest at LIBOR plus
  2.0% in 1996 and 1.8% in 1995, respectively,
  with principal payments of  $167,000 and
  $950,000 in quarterly installments, interest            29,732                  29,732                30,233                30,233
  paid monthly, in fiscal year 1996
  and thereafter, respectively, plus
  one final balloon payment at
  maturity on June 30, 2000
Notes payable to an agricultural
  lender at a rate approximating LIBOR
  plus 1.65%, pay in equal equal                          27,080                  27,080                29,119                29,119
  equal monthly installments including
  interest through April 1, 2003
Senior secured debt payable to an insurance
  company at 10.49%, payable in equal annual
  installments beginning October 5, 1996 through              -                        -                22,000                23,930
  September 21, 2002
Senior secured debt payable to an
  insurance company, interest at 9.55%,                       -                         -                4,440                 4,712
  payable in equal annual installments through
  October 1, 1998
Other notes payable                                       2,508                   2,547                 3,564                 3,745
                                                        207,184                 205,641               188,175               187,958
Less current maturities                                   8,850                                         5,187
                                                       $198,334                                      $182,988

Substantially all of the Company's domestic property, plant and equipment is pledged as collateral on its long-term debt, however, Mexico's property, plant and equipment is unencumbered.

NOTE D - INCOME TAXES

Income (loss) before income taxes and extraordinary charge after allocation of certain expenses to foreign operations for 1996, 1995 and 1994
was $16.3 million,   $29.9   million   and    $33.9 million,   respectively,
for domestic operations, and $(16.3) million, $(27.8) million and $8.6 million, respectively, for foreign operations. The provisions for income taxes are based on pretax financial statement income.

The  components  of  income  tax  expense (benefit) are set forth below:

            September 28, 1996      September 30, 1995     October 1, 1994

Current:
  Federal        $3,005                    $5,215               $4,573
  Foreign           817                       638                  423
  Other           1,083                       420                 (326)
                  4,905                     6,273                4,670
Deferred:
Reinstatement
  of deferred taxes
  through utilization
  of tax credits and
  net operating
  losses            397                     3,542                6,589
Accelerated tax
depreciation       (195)                      215                1,002
Expenses deductible
  in a different year
  for tax and financial
  reporting
  purposes          238                       411                (580)
Other, net         (794)                     (383)               (291)
                   (354)                    3,785               6,720
                 $4,551                   $10,058             $11,390


The following is a reconciliation between the statutory U.S. federal income tax rate and the Company's effective income tax rate.

                                                    Years Ended
                                   SEPTEMBER 28,    SEPTEMBER 30,    OCTOBER 1,
                                       1996             1995            1994
Federal income tax rate                35.0%            35.0%           35.0%
State tax rate, net                 1,674.1             40.1             2.3
Effect of Mexican loss
  being non-deductible in U.S.      6,252.3            411.1               -
Difference in U.S. statutory
  tax rate and Mexican                    -                -           (10.7)
  effective tax rate
Effect of Mexican asset
based minimum tax                   1,649.3                -               -
Other, net                              0.2             (5.2)            0.2
                                    9,610.9%           481.0%           26.8%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax liabilities and assets are as follows:

                                              Years Ended
                                      SEPTEMBER        SEPTEMBER
                                       28, 1996         30, 1995
                                             (IN THOUSANDS)
Deferred tax liabilities:
  Tax over book depreciation          $ 24,027          $ 24,221
  Prior use of cash accounting          33,418            33,572
  Other                                    930               965
   Total deferred tax liabilities       58,375            58,758
Deferred tax assets:
  AMT credit carryforward                4,034             2,972
  General business credit carryforward       -             1,459
  Expenses deductible in                 7,534             7,166
   different years
   Total deferred tax asset             11,568            11,597
     Net deferred tax liabilities     $ 46,807          $ 47,161

On  January  1,  1994,  the  Company  completed a series  of  restructuring  of activities in Mexico which allowed previously nonagricultural Mexican operations to be combined with existing agricultural operations and, as such, qualify for taxability as agricultural operations, which are currently not subject to taxes in Mexico. The current provision for foreign income taxes in 1996 and 1995 is the result of an asset based minimum tax. The Company has not provided any U.S. deferred federal income taxes on the undistributed earnings of its Mexican subsidiaries based upon its determination that such earnings will be indefinitely reinvested. As of September 28, 1996, the cumulative undistributed earnings of these subsidiaries were approximately $19.1 million. If such earnings were not considered indefinitely reinvested, deferred federal and foreign income taxes would have been provided, after consideration of estimated foreign tax credits. (Included in this amount would be foreign taxes resulting from earnings of the Mexican agricultural subsidiaries which would be due upon distribution of such earnings to the U.S.) However, determination of the amount of deferred federal and foreign income taxes is not practicable.

As of September 28, 1996, approximately $4.0 million of alternative minimum tax credits were available to offset future taxable income. All credits have been reflected in the financial statements as a reduction of deferred taxes. As these credits are utilized for tax purposes, deferred taxes will be reinstated.

NOTE E - SAVINGS PLAN

The Company maintains a Section 401(k) Salary Deferral Plan (the "Plan"). Under the Plan, eligible domestic employees may voluntarily contribute a percentage of their compensation. The Plan provides for a contribution of up to four percent of compensation subject to an overall Company contribution limit of five percent of income before taxes.

Under the plan outlined above, the Company's expenses were $1.8 million, $1.9 million and $2.6 million in 1996, 1995 and 1994, respectively.

NOTE F - RELATED PARTY TRANSACTIONS

The major stockholder of the Company owns an egg laying and a chicken growing operation. Transactions with related entities are summarized as follows:

                                        Years Ended
                         September       SEPTEMBER        OCTOBER
                         28, 1996        30, 1995         1, 1994
                                      (IN THOUSANDS)
Contract egg
  grower fees to
  major stockholder       $  4,697        $  4,760        $  5,137
Chick, feed and
  other sales to            18,057          12,478           9,373
  major stockholder
Live chicken purchases
  from major stockholder    18,112          12,721           9,346
Purchases of feed
 ingredients from           23,226          44,250          56,499
 Archer Daniels Midland
Company

The Company leases an airplane from its major stockholder under an operating lease agreement. The terms of the lease agreement require monthly payments of $33,000 plus operating expenses. Lease expense was $396,000 for each of the years 1996, 1995 and 1994. Operating expenses were $88,000, $149,000 and $213,000 in 1996, 1995 and 1994, respectively.

Expenses incurred for the guarantee of certain debt by stockholders were $1,027,000, $623,000 and $526,000 in 1996, 1995 and 1994, respectively.

NOTE G - COMMITMENTS AND CONTINGENCIES

The Consolidated Statements of Income (Loss) included rental expense for operating leases of approximately $10.1 million, $9.8 million and $10.1 million in 1996, 1995 and 1994, respectively. The Company's future minimum lease commitments under noncancelable operating leases are as follows:

                        YEAR          AMOUNT
                           (IN THOUSANDS)
                        1997          $8,787
                        1998          $8,084
                        1999          $7,323
                        2000          $6,643
                        2001          $5,837
                  Thereafter         $11,336

At September 28, 1996, the Company had $9.2 million letters of credit outstanding relating to normal business transactions.

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

Information about the Company's operations in these geographic areas is as follows:

                                         Years Ended
                          SEPTEMBER       SEPTEMBER        OCTOBER
                          28, 1996        30, 1995         1, 1994
                                       (IN THOUSANDS)
Sales to unaffiliated
  customers:
   United States        $  911,181      $  772,315       $ 733,865
   Mexico                  228,129         159,491         188,744
                        $1,139,310      $  931,806       $ 922,609
Operating income (loss):
   United States        $  29,705       $  41,923        $  46,421
   Mexico                  (8,201)        (16,993)          13,277
                        $  21,504       $  24,930        $  59,698
Identifiable
assets:
   United States        $ 363,543       $ 328,489        $ 302,911
   Mexico                 173,179         169,115          135,772
                        $ 536,722       $ 497,604        $ 438,683

NOTE I - ACQUISITIONS AND INVESTMENTS

On July 5, 1995, the Company acquired certain assets of Union de Queretaro, et al, a group of five chicken companies located near Queretaro, Mexico for approximately $35.3 million. These assets were integrated with the Company's existing Mexican operation, headquartered in Queretaro, Mexico, which is one of the two largest chicken operations in Mexico. The acquisition has been accounted for as a purchase, and the results of operations for this acquisition have been included in the Company's consolidated results of operations since the acquisition date. Pro forma operating results are not presented as they would not differ materially from actual results reported in 1995 and 1994.

NOTE J - QUARTERLY RESULTS - (UNAUDITED)


                                        YEAR ENDED SEPTEMBER 28, 1996
                              First    Second     Third    Fourth    Fiscal Year
                             Quarter   Quarter   Quarter   Qaurter
                                     (in thousands, except per share data)
Net sales                    $267,475  $272,004  $294,339  $305,492 $1,139,310
Gross profit                   20,972    16,047    17,384    16,237     70,640
Operating income (loss)         8,825     3,684     5,454     3,541     21,504
Extraordinary charge(a)             -    (2,780)        -         -     (2,780)
Net income (loss)                (704)   (3,335)    1,007    (4,252)    (7,284)
Per share:
  Net income (loss) before
  extraordinary charge          (0.03)    (0.02)     0.04     (0.15)     (0.16)
  Extraordinary charge              -     (0.10)        -         -      (0.10)
  Net income (loss)             (0.03)    (0.12)     0.04     (0.15)     (0.26)
  Cash dividends                0.015     0.015     0.015     0.015       0.06
   Market price:
   High                         8 3/8     7 5/8         9         9          9
   Low                          6 5/8     6 3/4     6 3/4    7  1/2      6 5/8



                                       YEAR ENDED SEPTEMBER 30, 1995
                             First     Second    Third     Fourth    Fiscal Year
                            Quarter   Quarter   Quarter    Quarter
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
   Market price:
   High                       10 3/8     9 3/4     8 3/8      8 3/4     10 3/8
   Low                         9 3/8     7 3/4    7  1/2      7 5/8     7  1/2


(a) The extraordinary charge of $2.8 million, net of tax, is the result of the early repayment of 10.49% and 9.55% senior secured debt payable to an insurance company. (See Note C).

PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES

SCHEDULE II  -  VALUATION AND QUALIFYING ACCOUNTS

               Col. A                     Col. B                    Col. C                       Col. D               Col. E
                                                               ADDITIONS
                                       Balance at      Charged to      Changes to
             DESCRIPTION              Beginning of     Costs and          Other      Deductions-    Balance at End
                                         Period         Expenses    Accounts-Describe  Describe       of Period
Year ended September 28, 1996:
 Reserves and allowances deducted
 from asset accounts:
    Allowance for doubtful accounts   $ 4,280,000     $ 1,003,000      $     --     $ 1,298,000(1)  $ 3,985,000
Year ended September 30, 1995:
  Reserves and allowances deducted
  from asset accounts:
    Allowance for doubtful accounts   $ 5,906,000     $ 1,333,000      $     --     $ 2,759,000(1)  $ 4,280,000
Year ended October 1, 1994:
  Reserves and allowances deducted
  from asset accounts:
    Allowance for doubtful accounts   $ 3,238,000     $ 2,666,000      $     --     $   (2,000)(2)  $ 5,906,000

(1) The decrease in the 1996 and 1995 reserve account is primarily due to the devaluation of the peso.

(2)   Uncollectible accounts written off, net of receivables.

                  EXHIBIT 22 - SUBSIDIARIES OF REGISTRANT

1. AVICOLA PILGRIM'S PRIDE DE MEXICO, S.A. DE C.V.
2. COMPANIA INCUBADORA AVICOLA PILGRIM'S PRIDE, S.A. DE C.V.
3. CIA. INCUBADORA HIDALGO, S.A. DE C.V.
4. INMOBILIARIA AVICOLA PILGRIM'S PRIDE, S. DE R.L. DE C.V.
5. PILGRIM'S PRIDE, S.A. DE C.V.
6. PRODUCTORA Y DISTRIBUIDORA DE ALIMENTOS, S.A. DE. C.V.
7. GALLINA PESADA S.A. DE C.V.

EXHIBIT 23 - CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 3-12043) of Pilgrim's Pride Corporation of our report dated November 5, 1996, with respect to the consolidated financial statements and schedule of Pilgrim's Pride Corporation included in this Annual Report (Form 10-K) for the year ended September 28, 1996.



                                         ERNST & YOUNG LLP




Dallas, Texas 75201
December 13, 1996