Form 10-Q
period 1996-12-28
PILGRIMS PRIDE CORP
filed 1997-02-06
CIK 802481

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended    DECEMBER 28, 1996

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



COMMON STOCK $.01     PAR VALUE---27,589,250     SHARES AS OF FEBRUARY 6, 1997






                                   INDEX

               PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

     Item 1: Financial Statements (Unaudited):

        Condensed consolidated balance sheets:

           December 28, 1996 and September 28, 1996

        Consolidated statements of income:

           Three months ended December 28, 1996 and December 30, 1995

        Consolidated statements of cash flows:

           Three months ended December 28, 1996 and December 30, 1995

        Notes to condensed consolidated financial statements--December  28,
        1996


     Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.


PART II.  OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

                        PART I.  FINANCIAL INFORMATION
                 PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
ITEM 1:  FINANCIAL STATEMENTS:
                                      December 28,
                                         1996          September 28,
                                        (UNAUDITED)         1996
                                             (in thousands)
ASSETS
Current Assets:
   Cash and cash equivalents           $   17,428        $   18,040
   Trade accounts and other receivables,
     less allowance for doubtful accounts  69,856            65,887
   Inventories                            119,324           136,866
   Deferred income taxes                    9,309             6,801
   Prepaid expenses                         1,621               907
   Other current assets                       211               757
        Total Current Assets              217,749           229,258

Other Assets                               21,815            18,827

Property, Plant and Equipment             467,444           466,672
   Less accumulated depreciation          181,380           178,035
                                          286,064           288,637
                                       $  525,628        $  536,722

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Notes payable to banks              $   16,000        $   27,000
   Accounts payable                        57,006            71,354
   Accrued expenses                        34,254            33,599
   Current maturities of long-term debt     9,564             8,850
        Total Current Liabilities         116,824           140,803

Long-Term Debt, less current maturities   195,957           198,334
Deferred Income Taxes                      59,179            53,608
Minority Interest in Subsidiary               842               842

Stockholders' Equity:
   Common stock; $.01 par value               276               276
   Additional paid-in capital              79,763            79,763
   Retained earnings                       72,787            63,096

     Total Stockholders' Equity           152,826           143,135

                                       $  525,628        $  536,722
See notes to condensed consolidated financial statements.

                 PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                  (UNAUDITED)




                                                THREE MONTHS ENDED
                                         December 28,     December 30,
                                                1996          1995
                               (in thousands, except share and per share data)
Net Sales $                               297,806           $ 267,475
Costs and Expenses:
   Cost of sales                          267,539             246,503
   Selling, general and administrative     13,953              12,147

                                          281,492             258,650

        Operating Income                   16,314               8,825

Other Expense (Income):
   Interest expense, net                    5,449               5,121
   Foreign exchange loss                      437               1,316
   Miscellaneous, net                      [2,509]               [248]
                                            3,377               6,189

Income Before Income Taxes                 12,937               2,636
Income tax expense                          2,832               3,340
        Net Income (Loss)               $  10,105           $    [704]

Net income (loss) per common share      $     .37           $    [.03]

Dividends per common share              $    .015           $    .015

Weighted average shares outstanding    27,589,250          27,589,250



See Notes to condensed consolidated financial statements.

                          PILGRIM'S PRIDE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                    THREE MONTHS ENDED
                                                 December 28, December 30,
                                                     1996         1995
                                                      (in thousands)
Cash Flows From Operating Activities:
 Net income (loss)                                $  10,105    $    [704]
 Adjustments to reconcile net income (loss) to cash
   provided by operating activities:
    Depreciation and amortization                     7,135        7,131
    Gain on property disposals                            7         [112]
    Provision for doubtful accounts                    [321]         305
    Deferred income taxes                             3,064          342
   Changes in operating assets and liabilities:
    Accounts and other receivable                    [6,843]     [10,297]
    Inventories                                      17,542        8,712
    Prepaid expenses                                   [170]        [495]
    Accounts payable and accrued expenses           [13,693]      19,785
    Other                                              [171]        [152]
     Net Cash Flows Provided By Operating Activities: 16,655      24,515

Investing Activities:
 Acquisitions of property, plant and equipment       [4,195]     [12,447]
 Proceeds from property disposals                        77          936
 Other, net                                             [34]         106
     Net Cash Used In Investing Activities           [4,152]     [11,405]

Financing Activities:
 Proceeds from notes payable to banks                10,500        6,500
 Repayments of notes payable to banks               [21,500]     [12,500]
 Proceeds from long-term debt                             0           28
 Payments on long-term debt                          [1,702]      [2,299]
 Cash dividends paid                                   [414]        [414]
     Cash Used In Financing Activities              [13,116]      [8,685]
Effect of Exchange Rate Changes on Cash
     and Cash Equivalents                                 1          [47]
     (Decrease) Increase in cash and cash equivalents  [612]       4,378
Cash and cash equivalents at beginning of year       18,040       11,891
     Cash and cash equivalents at end of period   $  17,428    $  16,269

Supplemental disclosure information:
 Cash paid during the period for:
   Interest (net of amount capitalized)           $   2,983    $   2,398
   Income Taxes                                   $     333    $   1,792

See notes to condensed consolidated financial statements.

PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES
December 28, 1996

NOTES   TO   CONDENSED   CONSOLIDATED   FINANCIAL  STATEMENT (Unaudited)
______________________________________________________________________________

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended December 28, 1996 are not necessarily indicative of the results that may be expected for the year ended September 27, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in Pilgrim's annual report on Form 10-K for the year ended September 28, 1996.

The consolidated financial statements include the accounts of Pilgrim's and its wholly and majority owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.

The assets and liabilities of the foreign subsidiaries are translated at end-of-period exchange rates, except for and non-monetary assets which are translated at equivalent dollar costs at dates of acquisition using historical rates. Operations of foreign subsidiaries are translated at average exchange rates in effect during the period

NOTE B--NET INCOME PER COMMON SHARE

Earnings per share for the periods ended December 28, 1996 and December 30, 1995 are based on the weighted average shares outstanding for the periods.

NOTE C--INVENTORIES

Inventories consist of the following:

                           DECEMBER 28, 1996  SEPTEMBER 28, 1996
                                      (in thousands)

Live chickens and hens        $   46,045          $   66,248
Feed, eggs and other              37,596              39,804
Finished chicken products         35,683              30,814
                              $  119,324          $  136,866


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
_______________________________________________________________________________

The following table presents certain items as a percentage of net sales for the periods indicated.

                                   Percentage of Net Sales
                                     THREE MONTHS ENDED
                                 December 28,  December 30,
                                     1996          1995

Net sales                             100.0%      100.0%

Costs and expenses:
  Cost of sales                        89.8%       92.2%
  Gross profit                         10.2%        7.8%
  Selling, general and administrative   4.7%        4.5%

Operating Income                        5.5%        3.3%
Interest expense                        1.8%        1.9%

Income before income taxes              4.3%        1.0%

Net Income (Loss)                       3.4%       (0.3%)

FIRST QUARTER 1997, COMPARED TO FIRST QUARTER 1996

Consolidated net sales were $297.8 million for the first quarter of fiscal 1997, an increase of $30.3 million, or 11.3%, over the first quarter of fiscal 1996. The increase in consolidated net sales resulted from a $14.0 million increase in Mexican chicken sales to $66.3 million, an $11.2 million increase in domestic chicken sales to $193.1 million and a $5.1 million increase of sales of other domestic products to $38.4 million. The increase in Mexican chicken sales was primarily due to a 50.6% increase in total revenue per dressed pound offset partially by a 15.8% decrease in dressed pounds produced. The increase in domestic chicken sales was primarily due to a 5.9% increase in dressed pounds produced and a .2% increase in total revenue per dressed pound produced. The increase in sales of other domestic products was primarily the result of increased sales of the Company's poultry by-products group and higher sales prices for table eggs. Increased revenues per dressed pound produced both domestically and in Mexico were primarily the result of higher sales prices caused by the chicken markets adjusting to higher feed ingredient costs experienced in fiscal 1996 as well as generally improved economic conditions in Mexico compared to the prior year.

Consolidated cost of sales was $267.5 million in the first quarter of fiscal 1997, an increase of $21.0 million, or 8.5%, over the first quarter of fiscal 1996. The increase primarily resulted from a $17.5 million increase in cost of sales of domestic operations, and a $3.6 million increase in the cost of sales in Mexican operations.

The cost of sales increase in domestic operations of $17.5 million was due to a 5.9% increase in dressed pounds produced and increased production of higher cost and margin products in prepared foods.

The $3.6 million cost of sales increase in Mexican operations was primarily due to a 26.7% increase in average costs of sales per pound offset partially by an 15.8% decrease in dressed pounds produced. The increase in average costs of sales per pound was primarily the result of an increase in feed ingredient costs.

Gross profit as a percentage of sales increased to 10.2% in the first quarter of fiscal 1997 from 7.8% in the first quarter of fiscal 1996. The increased gross profit resulted mainly from higher sales prices due to the markets adjusting to higher feed ingredient prices experienced in fiscal 1996 and significantly higher margins in Mexico.

Consolidated selling, general and administrative expenses were $14.0 million in the first quarter of fiscal 1997, and $12.1 million in fiscal 1996. Consolidated selling, general and administrative expenses as a percentage of sales increased in the first quarter of fiscal 1997 to 4.7% compared to 4.5% in the first quarter of fiscal 1996.

Consolidated operating income was $16.3 million for the first quarter of fiscal 1997, an increase of $7.5 million when compared to the first quarter of fiscal 1996, resulting primarily from higher margins experienced in the Mexican operations.

Consolidated net interest expense was $5.5 million in the first quarter of fiscal 1997, an increase of $.3 million, or 6.4%, when compared to the first quarter of fiscal 1996. This increase was due to higher outstanding debt levels resulting primarily from domestic expansions offset slightly by lower interest rates when compared to the first quarter of fiscal 1996.

Consolidated miscellaneous, net a compound of "Other Expense (Income)" was $2.5 million in the first quarter of fiscal 1997, includes a $2.2 million final settlement of claims resulting from the January 8, 1992 fire at the Company's prepared foods plant in Mt. Pleasant, Texas.

Consolidated income tax expense in the first quarter of fiscal 1997 decreased to $2.8 million compared to expense of $3.3 million in the first quarter of fiscal 1996. The lower consolidated income tax expense in contrast to higher consolidated income, resulted from increased Mexican earnings which are not currently subject to income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Strong profits improved liquidity and financial ratios in the fiscal first quarter of 1997. The Company's working capital increased to $100.9 million at December 28, 1996 compared to $88.5 million at September 28, 1996, the current ratio at December 28, 1996 improved to 1.86 to 1 compared to 1.63 to 1 at September 28, 1996 and the Company's stockholder's equity increased to $152.8 million from $143.1 million at September 28, 1996. Total debt to capitalization decreased to 59.2% at December 28, 1996 compared to 62.1% at September 28, 1996. The Company maintains $110 million in revolving credit facilities with available unused lines of credit of $85.8 million at January 31, 1997.

Trade accounts and other receivables were $69.9 million at December 28, 1996, a $4.0 million increase from September 28, 1996. The 6.0% increase was due primarily to increased consolidated sales. Allowances for doubtful accounts, as a percentage of trade accounts and notes receivable were 4.8% at December 28, 1996 compared to 5.7% at September 28, 1996. This decrease is due to increased net sales resulting in a corresponding increase in trade accounts and other receivables with allowances for doubtful accounts being slightly lower.

Inventories were $119.3 million at December 28, 1996, a decrease of $17.5 million from September 28, 1996. This 12.8% decrease was due primarily to seasonal variations in sales of chicken and feed products to the Company's principal stockholder.

Accounts payable were $57.0 million at December 28, 1996, a 20.1% decrease from September 28, 1996, due primarily to the reduction in cost of feed ingredients.

Capital expenditures for the first quarter of fiscal 1997 were $4.2 million and were primarily incurred to expand production capacities domestically, improve efficiencies, reduce costs and for the routine replacement of equipment. The Company anticipates that it will spend approximately $35 million for capital expenditures in fiscal year 1997 and expects to finance such expenditures with available operating cash flows and long-term financing. The Company periodically reviews acquisition opportunities and any business acquisitions consummated in fiscal 1997 would likely be in addition to the projected capital expenditure amount listed above.


PART II
OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K during the three months ended December 28, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   PILGRIM'S PRIDE CORPORATION




Date
                                   Richard A. Cogdill
                                   Executive Vice President and
                                   Chief Financial Officer
                                   Secretary and Treasurer in his
                                   respective capacity as such

PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES
December 28, 1996