Form 10-Q
period 1997-03-29
PILGRIMS PRIDE CORP
filed 1997-05-09
CIK 802481

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C. 20549

                                FORM 10-Q

             QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended    MARCH 29, 1997

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


COMMON STOCK $.01   PAR VALUE--- 27,589,250     SHARES AS OF      MAY 7, 1997

                                  INDEX

              PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

     Item 1: Financial Statements (Unaudited):

        Condensed consolidated balance sheets:

           March 29, 1997 and September 28, 1996

        Consolidated statements of income (loss):

       Three months and six months ended March 29, 1997 and March 30, 1996

        Consolidated statements of cash flows:

           Six months ended March 29, 1997 and March 30, 1997

       Notes to condensed consolidated financial  statements--March  29, 1997


     Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.


PART II.  OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

                     PART I.  FINANCIAL INFORMATION
               PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS

ITEM 1:  FINANCIAL STATEMENTS :
                                        March 29,        September 28,
                                           1997                1996
(Unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents           $    7,717        $   18,040
   Trade accounts and other receivables,
     less allowance for doubtful accounts  69,256            65,887
   Inventories                            137,926           136,866
   Deferred income taxes                    7,001             6,801
   Prepaid expenses                           744               907
   Other current assets                       211               757
        Total Current Assets              222,855           229,258

Other Assets                               21,801            18,827

Property, Plant and Equipment             474,699           466,672
   Less accumulated depreciation          187,776           178,035
                                          286,923           288,637
                                       $  531,579        $  536,722

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Notes payable to banks              $    24,000       $   27,000
   Accounts payable                        57,789            71,354
   Accrued expenses                        32,895            33,599
   Current maturities of long-term debt     9,645             8,850
        Total Current Liabilities         124,329           140,803

Long-Term Debt, less current maturities   193,546           198,334
Deferred Income Taxes                      55,496            53,608
Minority Interest in Subsidiary               842               842

Stockholders' Equity:
   Common stock; $.01 par value               276               276
   Additional paid-in capital              79,763            79,763
   Retained earnings                       77,327            63,096
     Total Stockholders' Equity           157,366           143,135
                                       $  531,579        $  536,722

See notes to condensed consolidated financial statements.



              PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                               (UNAUDITED)



                  THREE MONTHS ENDED                     SIX MONTHS ENDED
            MARCH 29, 1997  MARCH 30, 1996      MARCH 29, 1997  MARCH 30, 1996
                      (in thousands, except share and per share data)

Net Sales     $303,401       $272,004              $601,207      $539,479

Costs and Expenses:
 Cost of sales 280,316        255,957               547,855       502,460
 Selling, general and
  administrative
                13,425         12,363                27,378        24,510

               293,741        268,320               575,233       526,970

     Operating income
                 9,660          3,684                25,974        12,509

Other Expense (Income):
 Interest expense,
  net            5,284          5,210                10,733         10,331
 Foreign exchange
  loss (gain)       99           (94)                   536          1,222
 Miscellaneous,
  net            (397)          (329)               (2,906)          (577)

                 4,986          4,787                 8,363         10,976

Income (loss) before income taxes
 and extraordinary
  charge         4,674        (1,103)                17,611          1,533
Income tax (benefit)
 expense         (280)          (548)                 2,552          2,792
Net income (loss) before extraordinary
 charge          4,954          (555)                15,059        (1,259)
Extraordinary charge-early repayment of debt,
 net of tax          -        (2,780)                     -        (2,780)
Net income
 (loss)   $      4,954 $      (3,335)           $    15,059 $      (4,039)

Net income (loss) per common share
 before extraordinary
  charge  $        .18 $       (.02)            $       .55 $        (.05)
Extraordinary charge per common
 share               -         (.10)                      -          (.10)
Net income (loss)
 per common
  share   $        .18 $       (.12)            $        .55 $       (.15)
Dividends
 per common
  share   $       .015 $        .015            $        .03 $         .03

Weighted average shares
 outstanding
            27,589,250    27,589,250              27,589,250    27,589,250


See Notes to condensed consolidated financial statements.


                       PILGRIM'S PRIDE CORPORATION
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                                      SIX MONTHS ENDED
                                                MARCH 29, 1997  MARCH 30, 1996

Cash Flows From Operating Activities:                  (In thousands)
 Net income (loss)                         $      15,059     $  (4,039)
 Adjustments to reconcile net income (loss) to cash
   provided by operating activities:
    Depreciation and amortization                 14,229       14,639
    (Gain) loss on property disposals                 46          (221)
    Provision for doubtful accounts                  (779)        206
    Deferred income taxes                          1,689        (3,214)
    Extraordinary charge                               -        4,587
 Changes in operating assets and liabilities:
    Accounts and other receivable                  (5,783)      (5,242)
    Inventories                                    (1,061)     (18,845)
    Prepaid expenses                                 703        (1,828)
    Accounts  payable and accrued expenses       (14, 269)      3,475
    Other                                            (162)       (186)
     Cash  Flows  Provided  By  (Used  In)
     Operating  Activities                          9,672     (10,668)

Investing Activities:
 Acquisitions of property, plant and equipment    (12,162)     (23,937)
 Proceeds from property disposals                    330        1,314
 Other, net                                       (258)             36
    Net Cash Used In Investing Activities         (12,090)     (22,262)

Financing Activities:
 Proceeds from notes payable to banks             31,500       56,500
 Re-payments of notes payable to banks            (34,500)     (43,500)
 Proceeds from long-term debt                          -       50,028
 Payments on long-term debt                        (4,068)     (29,001)
 Extraordinary charge, cash items                      -        (3,920)
 Cash dividends paid                                 (828)        (828)
 Cash (Used In) Provided By Financing Activities   (7,896)      29,279
 Effect  of  exchange
  rate  changes  on  cash and cash equivalents         (9)         (13)
  (Decrease) Increase in cash and
    cash equivalents                               (10,323)     (3,664)
 Cash and cash equivalents at beginning of year     18,040       11,892
     Cash and cash equivalents at end of period  $   7,717     $  8,228

Supplemental disclosure information:
 Cash paid during the period for
   Interest (net of amount capitalized)          $ 10,961    $  9,530
   Income Taxes                                  $ 1,807 $         4,014
See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended March 29, 1997 are not necessarily indicative of the results that may be expected for the year ended September 27, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in Pilgrim's annual report on Form 10-K for the year ended September 28, 1996.

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

NOTE B--NET INCOME PER COMMON SHARE

Earnings per share for the periods ended March 29, 1997 and March 30, 1996 are based on the weighted average shares outstanding for the periods.

NOTE C--INVENTORIES

Inventories consist of the following:MARCH 29, 1997 SEPTEMBER 28, 1996
                                      (in thousands)
Live chickens and hens        $   64,632          $   66,248
Feed, eggs and other              38,208              39,804
Finished chicken products           35,086            30,814
                              $  137,926          $  136,866

NOTE D-SUBSEQUENT EVENTS

On April 15, 1997 the Company secured an additional $35 million in secured term borrowing capacity from an existing lender at rates of 2.0% over LIBOR, with monthly principal and interest payments, maturing on February 28, 2006. As of May 9, 1997 $20 million has been borrowed on such facility, with the additional $15 million remaining available until April 1, 1999.

ITEM 2:MANAGEMENT'S  DISCUSSION  AND ANALYSIS
       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The following table presents certain items as a percentage of net sales for the periods indicated.

                       Percentage of Net Sales  Percentage of Net Sales
                          THREE MONTHS ENDED      SIX MONTHS ENDED
                  MARCH  29, 1997 MARCH 30, 1996  MARCH 29,1997 MARCH 30, 1996


Net sales              100.0%        100.0%           100.0%          100.0%
Costs and expenses:
   Cost of sales        92.4%         94.1%            91.1%           93.1%
   Gross profit          7.6%         5.9%              8.9%            6.9%
   Selling, general and
      administrative     4.4%        4.5%               4.6%            4.5%

Operating income         3.2%        1.4%               4.3%            2.3%
Interest expense         1.7%        1.9%               1.8%            1.9%

Income (loss) before
  income taxes and
  extraordinary charge   1.5%        (.4%)              2.9%              .3%

Extraordinary charge-early
 repayment of debt,
   net of tax             -          (1.0%)             -                .5%

Net Income (loss)       1.6%         (1.2%)             2.5%            (.7%)


SECOND QUARTER 1997, COMPARED TO SECOND QUARTER 1996

Consolidated net sales were $303.4 million for the second quarter of fiscal 1997, an increase of $31.4 million, or 11.5%, over the second quarter of fiscal 1996. The increase in consolidated net sales resulted from a $23.9 million increase in domestic chicken sales to $204.1 million, a $4.9 million increase in Mexican chicken sales to $61.2 million and a $2.6 million increase of sales of other domestic products to $38.1 million. The increase in domestic chicken sales was primarily due to a 8.9% increase in dressed pounds produced and a 4.0% increase in total revenue per dressed pound produced. The increase in Mexican chicken sales was primarily due to a 8.6% increase in total revenue per dressed pound. The increase in sales of other domestic products was primarily the result of increased sales of the Company=s poultry by-products group. Increased revenues per dressed pound produced both domestically and in Mexico were primarily the result of higher sales prices as well as generally improved economic conditions in Mexico compared to the prior year.

Consolidated cost of sales was $280.3 million in the second quarter of fiscal 1997, an increase of $24.4 million, or 9.5%, over the second quarter of fiscal 1996. The increase primarily resulted from a $24.1 million increase in cost of sales of domestic operations, and a $.3 million increase in the cost of sales in Mexican operations.

The cost of sales increase in domestic operations of $24.1 million was due to a 8.9% increase in dressed pounds produced and increased production of higher cost and margin products in prepared foods offset by lower feed ingredient cost experienced in the period compared to the prior year.

Cost of sales in the Mexican operations stayed relatively stable increasing only $.3 million.

Gross profit as a percentage of sales increased to 7.6% in the second quarter of fiscal 1997 from 5.9% in the second quarter of fiscal 1996. The increased gross profit resulted mainly from higher sales prices as mentioned above and significantly higher margins in Mexico.

Consolidated selling, general and administrative expenses were $13.4 million in the second quarter of fiscal 1997, and $12.4 million in fiscal 1996. Consolidated selling, general and administrative expenses as a percentage of sales decreased slightly in the second quarter of fiscal 1997 to 4.4% compared to 4.5% in the second quarter of fiscal 1996 due to higher net sales and the effect of economies of scale.

Consolidated operating income was $9.7 million for the second quarter of fiscal 1997, an increase of $6.0 million when compared to the second quarter of fiscal 1996, resulting primarily from higher margins experienced in the Mexican operations.

Consolidated net interest expense was $5.3 million in the second quarter of fiscal 1997, an increase of $.07 million, or 1.4%, when compared to the second quarter of fiscal 1996. This increase was due to slightly higher interest rates offset by lower outstanding debt levels when compared to the second quarter of fiscal 1996.

Consolidated income tax benefit in the second quarter of fiscal 1997 was $.3 million compared to benefit of $.5 million in the second quarter of fiscal 1996.


SIX MONTHS ENDED MARCH 29, 1997, COMPARED TO
SIX MONTHS ENDED MARCH 30, 1996

Consolidated net sales were $601.2 million for the first six months of fiscal 1997, an increase of $61.7 million, or 11.4%, over the first six months of fiscal 1996. The increase in consolidated net sales resulted from a $35.1 million increase in domestic chicken sales to $397.3 million, a $18.9 million increase in Mexican chicken sales to $127.4 million and a $7.7 million increase of sales of other domestic products to $76.5 million. The increase in domestic chicken sales was primarily due to a 7.5% increase in dressed pounds produced and a 2.1% increase in total revenue per dressed pound produced. The increase in Mexican chicken sales was primarily due to a 28.3% increase in total revenue per dressed pound offset slightly by a 8.5% decrease in dressed pounds produced. The increase in sales of other domestic products was primarily the result of increased sales of the Company=s poultry by-products group and higher average prices for commercial eggs for the period. Increased revenues per dressed pound produced both domestically and in Mexico were primarily the result of higher sales prices as well as generally improved economic conditions in Mexico compared to the prior year.

Consolidated cost of sales was $547.9 million in the first six months of fiscal 1997, an increase of $45.4 million, or 9.0%, over the first six months of fiscal 1996. The increase primarily resulted from a $41.5 million increase in cost of sales of domestic operations, and a $3.9 million increase in the cost of sales in Mexican operations.

The cost of sales increase in domestic operations of $41.5 million was due to a 7.5% increase in dressed pounds produced and increased production of higher cost and margin products in prepared foods offset partially by lower feed ingredient costs experienced during the period.

The $3.9 million cost of sales increase in Mexican operations was primarily due to a 13.3% increase in average costs of sales per pound offset partially by an 8.5% decrease in dressed pounds produced. The increase in average costs of sales per pound was primarily the result of increased production of higher value and cost products.

Gross profit as a percentage of sales increased to 8.9% in the first six months of fiscal 1997 from 6.9% in the first six months of fiscal 1996. The increased gross profit resulted mainly from higher sales prices as mentioned above and significantly higher margins in Mexico.

Consolidated selling, general and administrative expenses were $27.4 million in the first six months of fiscal 1997, and $24.5 million in fiscal 1996. Consolidated selling, general and administrative expenses as a percentage of sales increased slightly in the first six months of fiscal 1997 to 4.6% compared to 4.5% in the first six months of fiscal 1996.

Consolidated operating income was $26.0 million for the first six months of fiscal 1997, an increase of $13.5 million when compared to the first six months of fiscal 1996, resulting primarily from higher margins experienced in the Mexican operations.

Consolidated net interest expense was $10.7 million in the first six months of fiscal 1997, an increase of $.4 million, or 3.9%, when compared to the first six months of fiscal 1996. This increase was due to slightly higher interest rates and higher average outstanding debt amounts when compared to the first six months of fiscal 1996.

Consolidated miscellaneous, net a component of AOther Expense (Income)@ was $2.9 million in the first six months of fiscal 1997, includes a $2.2 million final settlement of claims resulting from the January 8, 1992 fire at the Company's prepared foods plant in Mt. Pleasant, Texas.

Consolidated income tax expense in the first six months of fiscal 1997 decreased to $2.5 million compared to expense of $2.8 million in the first six months of fiscal 1996. The lower consolidated income tax expense in contrast to higher consolidated income, resulted from increased Mexican earnings which are not currently subject to income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Strong profits improved liquidity and financial ratios in the fiscal first six months of 1997. The Company's working capital increased to $98.5 million at March 29, 1997 compared to $88.5 million at September 28, 1996, the current ratio at March 29, 1997 improved to 1.79 to 1 compared to 1.63 to 1 at September 28, 1996 and the Company's stockholder=s equity increased to $157.4 million from $143.1 million at September 28, 1996. Total debt to capitalization decreased to 59.1% at March 29, 1997 compared to 62.1% at September 28, 1996. The Company maintains $110 million in revolving credit facilities with available unused lines of credit of $72 million at May 8, 1997.

Trade accounts and other receivables were $69.3 million at March 29, 1997, a $3.4 million increase from September 28, 1996. The 5.1% increase was due primarily to increased consolidated sales. Allowances for doubtful accounts, as a percentage of trade accounts and notes receivable were 4.6% at March 29, 1997 compared to 5.7% at September 28, 1996.

Inventories were $137.9 million at March 29, 1997, a increase of $1.1 million from September 28, 1996, due primarily to higher finished poultry products inventories offset partially by the reduction of feed costs in inventories.

Accounts payable were $57.8 million at March 29, 1997, a 19.0% decrease from September 28, 1996, due primarily to the reduction in cost of feed ingredients.

Capital expenditures for the six months ended March 29, 1997 were $12.2 million and were primarily incurred to expand production capacities domestically, improve efficiencies, reduce costs and for the routine replacement of equipment. The Company anticipates that it will spend approximately $55 million for capital expenditures in fiscal year 1997 and expects to finance such expenditures with available operating cash flows and long-term financing. On April 15, 1997 the Company completed its acquisition of certain chicken producing assets of Green Acre Foods, Inc., an integrated chicken producer located in the Nacogdoches area of East Texas. The additional production from the acquired facilities will help fulfill additional demand from the Company's prepared foods customers.

On April 15, 1997 the Company secured an additional $35 million in secured term borrowing capacity from an existing lender at rates of 2.0% over LIBOR, with monthly principal and interest payments, maturing on February 28, 2006. As of May 9, 1997 $20 million has been borrowed on such facility, with the additional $15 million remaining available until April 1, 1999.


PART II
OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

3.3   Amended  and  Restated  Corporate   Bylaws   of   Pilgrim's   Pride
Corporation, a Delaware Corporation, effective December 4, 1996.

4.9   Amended   and   Restated   Corporate   Bylaws  of  Pilgrim's  Pride
Corporation, a Delaware Corporation, effective December 4, 1996.

10.46 Note Purchase Agreement dated April 14, 1997 by and between John Hancock MutualLife Insurance Company and Signature 1A (Cayman), Ltd. and
Pilgrim's                                                           Pride
  Corporation, a Delaware Corporation.

10.47   Agreement   between   Pilgrim's  Pride  Corporation  and  Certain
Shareholders dated                                               November
28, 1996.

10.48 Aircraft Lease Extension Agreement between B.P. Leasing Co., (L. A.
Pilgrim,
Individually)   and   Pilgrim's   Pride  Corporation,  (formerly  Pilgrim
Industries, Inc.) effective    November 15, 1992.

10.49  Broiler Grower Contract dated May 6, 1997 between Pilgrim's  Pride
Corporation and                  Lonnie "Bo" Pilgrim (Farm 30).

10.50 Commercial Egg Grower Contract dated May 7, 1997 between Pilgrim's Pride Corporation and Pilgrim Poultry, G. P.

10.51   Agreement   dated   October  15,  1996  between  Pilgrim's  Pride
Corporation and Pilgrim   Poultry, G.P.

10.52 Heavy Breeder Contract  dated  May  7, 1997 between Pilgrim's Pride
Corporation and         Lonnie "Bo" Pilgrim (Farm 44, 45 & 46).








SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                PILGRIM'S PRIDE CORPORATION




Date    MAY 7, 1997             Richard A. Cogdill
                                Executive Vice President and
                                Chief Financial Officer and
                                Secretary and Treasurer
                                in his respective capacity as such