Form 10-Q
period 1997-06-28
PILGRIMS PRIDE CORP
filed 1997-08-11
CIK 802481

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                 FORM 10-Q

              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended    JUNE 28, 1997

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



COMMON STOCK $.01     PAR VALUE--- 27,589,250     SHARES AS OF AUGUST 11, 1997

                                   INDEX

               PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

     Item 1: Financial Statements (Unaudited):

        Condensed consolidated balance sheets:

           June 28, 1997 and September 28, 1996

        Consolidated statements of income (loss):

           Three  months  and nine months ended June 28, 1997 and June  29,
1996

        Consolidated statements of cash flows:

           Nine months ended June 28, 1997 and June 29, 1996

        Notes to condensed consolidated financial statements--June 28, 1997


     Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.


PART II.  OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

                        PART I.  FINANCIAL INFORMATION
                 PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

ITEM 1:  FINANCIAL STATEMENTS :

                                        June 28,      September 28,
                                         1997               1996
                                        (Unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents           $    8,076        $   18,040
   Trade accounts and other receivables,
     less allowance for doubtful accounts  75,006            65,887
   Inventories                            146,005           136,866
   Deferred income taxes                    6,082             6,801
   Prepaid expenses                         1,418               907
   Other current assets                       211               757
        Total Current Assets              236,798           229,258

Other Assets                           21,374            18,827

Property, Plant and Equipment             503,322           466,672
   Less accumulated depreciation          194,769           178,035
                                          308,553           288,637
                                       $  566,725        $  536,722

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Notes payable to banks              $    20,000       $   27,000
   Accounts payable                        67,197            71,354
   Accrued expenses                        38,888            33,599
   Current maturities of long-term debt    10,884             8,850
        Total Current Liabilities         136,969           140,803

Long-Term Debt, less current maturities   210,358           198,334
Deferred Income Taxes                      54,317            53,608
Minority Interest in Subsidiary               842               842

Stockholders' Equity:
   Common stock; $.01 par value               276               276
   Additional paid-in capital              79,763            79,763
   Retained earnings                       84,200            63,096
     Total Stockholders' Equity           164,239           143,135
                                       $  566,725        $  536,722

See notes to condensed consolidated financial statements.

               PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                (UNAUDITED)




                             THREE MONTHS ENDED         NINE MONTHS ENDED
                      JUNE 28, 1997   JUNE 29, 1996  JUNE 28, 1997 JUNE 29, 1996
                            (in thousands, except share and per share data)

Net Sales          $335,168          $294,339        $936,375         $833,818
Costs and Expenses:
 Cost of sales      307,883           276,955         855,738         779,415
 Selling, general and
  administrative     14,658           11,930           42,035         36,440
                    322,541          288,885          897,773         815,855
Operating income     12,627            5,454           38,602          17,963
Other Expense (Income):
Interest expense, net 5,572            5,526           16,305          15,857
 Foreign exchange
   loss (gain)          112              (59)             648           1,163
 Miscellaneous, net    (128)            (600)          (3,034)         (1,177)
                      5,556            4,867           13,919          15,843
Income  before income taxes
 and extraordinary
  charge              7,071              587           24,683           2,120
Income tax
  (benefit) expense    (215)            (420)           2,337           2,372
Net income (loss) before
  extraordinary charge 7,286           1,007           22,346            (252)
Extraordinary charge-early
  repayment of debt,
  net of tax               -               -                -          (2,780)
Net income (loss) $    7,286        $  1,007         $ 22,346       $  (3,032)
Net income (loss)
  per common share before
  extraordinary charge $.26             $.04             $.81          $(.01)
Extraordinary charge
  per common share        -                -                -           (.10)
Net income (loss)
  per common share     $.26             $.04             $.81         $(.11)
Dividends
  per common share     $.015            $.015            $.045        $.045
Weighted average shares
  outstanding     27,589,250       27,589,250       27,589,250    27,589,250

See Notes to condensed consolidated financial statements.

PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES
June 28, 1997


                        PILGRIM'S PRIDE CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)



                                                      NINE MONTHS ENDED
                                              JUNE 28, 1997      JUNE 29, 1996
Cash Flows From Operating Activities:                  (In thousands)
 Net income (loss)                         $      22,346     $  (3,032)
 Adjustments to reconcile net income (loss) to cash
   provided by operating activities:
    Depreciation and amortization                 21,746       21,993
    Gain on property disposals                      (165)         (262)
    Provision for losses on accounts receivable     (395)         669
    Deferred income taxes                          1,429        (4,453)
    Extraordinary charge                               -        4,587
 Changes in operating assets and liabilities:
    Accounts and other receivable                 (11,918)      (4,342)
    Inventories                                    (9,140)     (28,368)
    Prepaid expenses                                  27        (1,033)
    Accounts  payable and accrued expenses         1,132        9,073
    Other                                            (157)           (171)
     Cash Flows Provided By (Used In) Operating Activities   24,905 (5,339)
Investing Activities:
 Acquisitions of property, plant and equipment    (40,775)     (28,655)
 Proceeds from property disposals                    374        1,378
 Other, net                                          (157)        294
    Net Cash Used In Investing Activities         (40,558)     (26,983)
Financing Activities:
 Proceeds from notes payable to banks             49,500       70,500
 Re-payments of notes payable to banks            (56,500)     (56,500)
 Proceeds from long-term debt                       20,661     50,029
 Payments on long-term debt                        (6,716)     (30,600)
 Extraordinary charge, cash items                      -        (3,920)
 Cash dividends paid                               (1,241)      (1,241)
     Cash Provided By Financing Activities          5,704      28,268
 Effect  of  exchange rate changes  on  cash
  and  cash  equivalents                              (15)        (29)
 Decrease in cash and cash equivalents            ( 9,964)      (4,083)
 Cash and cash equivalents at beginning of year   18,040       11,892
 Cash and cash equivalents at end of period  $     8,076    $   7,809
Supplemental disclosure information:
 Cash paid during the period for
   Interest (net of amount capitalized)          $ 13,807    $ 12,229
   Income Taxes                                  $ 1,933    $   4,844

See notes to condensed consolidated financial statements.

PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES
June 28, 1997



NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE A--BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended June 28, 1997 are not necessarily indicative of the results that may be expected for the year ended September 27, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in Pilgrim's annual report on Form 10-K for the year ended September 28, 1996.

The consolidated financial statements include the accounts of Pilgrim's and its wholly and majority owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.

The assets and liabilities of the foreign subsidiaries are translated at end-of-period exchange rates, except for non-monetary assets which are translated at equivalent dollar costs at dates of acquisition using historical rates. Operations of foreign subsidiaries are translated at average exchange rates in effect during the period

NOTE B--NET INCOME PER COMMON SHARE

Earnings per share for the periods ended June 28, 1997 and June 29, 1996 are based on the weighted average shares outstanding for the periods.

NOTE C--INVENTORIES

Inventories consist of the following:
                             JUNE 28, 1997    SEPTEMBER 28, 1996
                                      (in thousands)

Live chickens and hens        $   71,357          $   66,248
Feed, eggs and other              37,542              39,804
Finished chicken products         37,106              30,814
                              $  146,005          $  136,866

NOTE D-LONG TERM DEBT

On April 15, 1997, the Company secured an additional $35 million in secured term borrowing capacity from an exiting lender at rates of 2.0% over LIBOR, with monthly principal and interest payments maturing in February 2006. On June 9, 1997, the Company secured an additional $10 million in secured term borrowing capacity from a group of existing lenders at rates equal to those under its existing $100 million revolving credit facility and maturing in June 1999. As of August 11, 1997, $20 million had been borrowed under such facilitites.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



GENERAL. Profitability in the chicken industry can be materially affected by the commodity prices of feed grains and the commodity prices of chicken and chicken parts, each of which are determined largely by supply and demand. As a result, the chicken industry as a whole has been characterized by cyclical earnings. Cyclical fluctuations in earnings of individual chicken companies can be mitigated somewhat by (i) business strategy; (ii) product mix; (iii) sales and marketing plans; and (iv) operating efficiencies. In an effort to reduce price volatility and to generate higher, more consistent profit margins, the Company has concentrated on the production and marketing of prepared food products, which generally have higher margins than the Company's other products. Additionally, the production and sale in the U.S. of prepared food products reduces the impact of feed grain costs on the Company's profitability. As further processing is performed, feed grain costs become a decreasing percentage of a products total production costs.

The following table presents certain information regarding the Company's U.S. and Mexican operations.

                                Net Sales                      Net Sales
                           Three Months Ended             Nine Months Ended
                      June 28,            June 29,      June 28,       June 29,
                        1997                1996          1997          1996
Sales   to   unaffiliated
customers:
    United States     $260,730            $232,931     $734,491       $663,883
    Mexicotates         74,438              61,408      201,884        169,935
Operating Income:
    United States        4,622               3,510       19,002         19,218
    Mexico               8,005               1,944       19,580         (1,255)

The following table presents certain items as a percentage of net sales for the periods indicated.

                            Percentage of Net Sales    Percentage of Net Sales
                               Three Months Ended          Nine Months Ended
                             June 28,      June 29,    June 28,        June 29,
                               1997          1996        1997            1996
Net Sales                     100.0%       100.0%        100.0%        100.0%
    Cost of Sales              91.9         94.1          91.4          93.5
    Gross Profit                8.1          5.9           8.6           6.5
    Selling, General and
     Administrative             4.4          4.1           4.5           4.4
    Operating Income            3.8          1.9           4.1           2.2
    Interest Expense            1.7          1.9           1.7           1.9
    Income before Income Taxes  2.1           .2           2.6            .3
    Net Income (Loss)           2.2           .3           2.4           (.4)
    Net Income (Loss)


THIRD QUARTER 1997, COMPARED TO THIRD QUARTER 1996

NET SALES. Consolidated net sales were $335.2 million for the third quarter of fiscal 1997, an increase of $40.8 million, or 13.9%, over the third quarter of fiscal 1996. The increase in consolidated net sales resulted from a $28.3 million increase in U.S. chicken sales to $227.1 million, a $13.0 million increase in Mexican chicken sales to $74.4 million offset partially by a $.5 million decrease of sales of other U.S. products to $33.6 million. The increase in U.S. chicken sales was primarily due to a 20.9% increase in dressed pounds produced offset partially by a 5.5% decrease in total revenue per dressed pound produced. The increase in Mexican chicken sales was primarily due to a 16.4% increase in total revenue per dressed pound and a 4.1% increase in dressed pounds produced. The sales of other U.S. products remained constant with a slight decrease in average selling prices. The increase in U.S. dressed pounds produced was partially a result of the inclusion of recently acquired production from the Company's April, 1997 asset acquisition of Green Acre Foods, Inc. Increased revenues per dressed pound produced in Mexico was primarily the result of higher sales prices as well as generally improved economic conditions in Mexico compared to the prior year period as well as producers in Mexico adjusting total production volume in line with post-recession demand. The decrease in total revenue per dressed pound produced in the U.S. was primarily the result of lower prices realized on the sales of leg quarters, resulting primarily from import duties placed on U.S. chicken products by Russia.

COST OF SALES. Consolidated cost of sales was $307.9 million in the third quarter of fiscal 1997, an increase of $30.9 million, or 11.2%, over the third quarter of fiscal 1996. The increase primarily resulted from a $24.3 million increase in cost of sales of U.S. operations, and a $6.6 million increase in the cost of sales of Mexican operations. The cost of sales increase in U.S. operations of $24.3 million was due to a 20.9% increase in dressed pounds produced and increased production of higher cost and margin products in prepared foods offset by lower feed ingredient costs experienced in the period. The increase in U.S. dressed pounds produced was partially a result of the inclusion of recently acquired production from the Company's April, 1997 asset acquisition of Green Acre Foods, Inc. The $6.6 million cost of sales increase in Mexican operations was primarily due to a 7.3% increase in average costs of sales per pound and by a 4.1% increase in dressed pounds produced. The increase in average costs of sales per pound was primarily the result of generally higher costs of production compared to the prior year offset partially by lower feed ingredient costs experienced in the period.

GROSS PROFIT. Gross profit was $27.3 million in the third quarter of fiscal 1997, an increase of $9.9 million, or 56.9%, over the third quarter of fiscal 1996. Gross profit as a percentage of sales increased to 8.1% in the third quarter of fiscal 1997 from 5.9% in the third quarter of fiscal 1996. The increased gross profit resulted mainly from higher Mexico sales prices as mentioned above resulting in significantly higher margins in Mexico.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Consolidated selling, general and administrative expenses were $14.7 million in the third quarter of fiscal 1997 and $11.9 million in fiscal 1996. Consolidated selling, general and administrative expenses as a percentage of sales increased slightly in the third quarter of fiscal 1997 to 4.4% compared to 4.1% in the third quarter of fiscal 1996.

OPERATING INCOME. Consolidated operating income was $12.6 million for the third quarter of fiscal 1997, an increase of $7.2 million, or 131.5%, when compared to the third quarter of fiscal 1996, resulting primarily from higher margins experienced in the Mexican operations.

INTEREST EXPENSE. Consolidated net interest expense remained relatively constant and was $5.6 million in the third quarter of fiscal 1997 and $5.5 million in fiscal 1996, decreasing interest expense as a percentage of sales to 1.7% in the third quarter of fiscal 1997 compared to 1.9% in the same period last year.

INCOME TAX EXPENSE. Consolidated income tax benefit in the third quarter of fiscal 1997 was $.2 million compared to a benefit of $.4 million in the third quarter of fiscal 1996.

NINE MONTHS ENDED JUNE 28, 1997, COMPARED TO
NINE MONTHS ENDED JUNE 29, 1996

NET SALES. Consolidated net sales were $936.4 million for the first nine months of fiscal 1997, an increase of $102.6 million, or 12.3%, over the first nine months of fiscal 1996. The increase in consolidated net sales resulted from a $63.4 million increase in U.S. chicken sales to $624.4 million, a $32.0 million increase in Mexican chicken sales to $201.9 million and a $7.2 million increase of sales of other U.S. products to $110.1 million. The increase in U.S. chicken sales was primarily due to a 12.1% increase in dressed pounds produced offset partially by a .7% decrease in total revenue per dressed pound produced. The increase in Mexican chicken sales was primarily due to a 24.4% increase in total revenue per dressed pound offset slightly by a 4.5% decrease in dressed pounds produced resulting from management's decision in 1996 to reduce production due to the recession in Mexico. The increase in sales of other U.S. products was primarily the result of increased sales of the Company=s poultry by-products group for the period. Increased revenues per dressed pound produced in Mexico was primarily the result of higher sales prices as well as generally improved economic conditions in Mexico compared to the prior year period as well as producers in Mexico adjusting total production volume in line with post-recession demand. The decrease in total revenue per dressed pound produced in the U.S. was primarily the result of lower prices realized on the sales of leg quarters, resulting primarily from import duties placed on U.S. chicken products by Russia.

COST OF SALES. Consolidated cost of sales was $855.7 million in the first nine months of fiscal 1997, an increase of $76.3 million, or 9.8%, over the first nine months of fiscal 1996. The increase resulted primarily from a $65.8 million increase in cost of sales of U.S. operations, and a $10.5 million increase in the cost of sales in Mexican operations. The cost of sales increase in U.S. operations of $65.8 million was due to a 12.1% increase in dressed pounds produced and increased production of higher cost and margin products in prepared foods offset partially by lower feed ingredient costs experienced during the period. The increase in U.S.
dressed pounds produced was partially a result of the inclusion of recently acquired production from the Company's April, 1997 asset acquisition of Green Acre Foods, Inc. The $10.5 million cost of sales increase in Mexican operations was primarily due to a 11.5% increase in average costs of sales per pound offset partially by an 4.5% decrease in dressed pounds produced. The increase in average costs of sales per pound was primarily the result of generally higher production costs compared to the prior year offset partially by lower feed ingredient costs experienced in the period.

GROSS PROFIT. Gross profit was $80.6 million for the first nine months of fiscal 1997, an increase of $26.2 million, or 48.2%, over the same period last year. Gross profit as a percentage of sales increased to 8.6% in the first nine months of fiscal 1997 from 6.5% in the first nine months of fiscal 1996. The increased gross profit resulted mainly from higher Mexico sales prices as mentioned above resulting in significantly higher margins in Mexico.

SELLING,  GENERAL  AND ADMINISTRATIVE EXPENSES.  Consolidated
selling, general and administrative expenses were $42.0 million in the first nine months of fiscal 1997 and $36.4 million in fiscal 1996. Consolidated selling, general and administrative expenses as a percentage of sales increased slightly in the first nine months of fiscal 1997 to 4.5% compared to 4.4% in the first nine months of fiscal 1996

OPERATING INCOME. Consolidated operating income was $38.6 million for the first nine months of fiscal 1997, an increase of $20.6 million, or 114.9%, when compared to the first nine months of fiscal 1996, resulting primarily from higher margins experienced in the Mexican operations.

INTEREST EXPENSE. Consolidated net interest expense was $16.3 million in the first nine months of fiscal 1997, an slight increase of $.5 million, or 2.8%, when compared to the first nine months of fiscal 1996. This increase was due to slightly higher interest rates and higher outstanding debt levels when compared to the first nine months of fiscal 1996, however, resulting in a decrease in interest expense as a percentage of sales to 1.7% the third quarter of fiscal 1997 compared to 1.9% in the same period last year.

MISCELLANEOUS EXPENSE. Consolidated miscellaneous, net a component of AOther Expense (Income)@ was $3.0 million in the first nine months of fiscal 1997, includes a $2.2 million final settlement of claims resulting from the January 8, 1992 fire at the Company's prepared foods plant in Mt. Pleasant, Texas.

INCOME TAX EXPENSE. Consolidated income tax expense in the first nine months of fiscal 1997 decreased to $2.3 million compared to an expense of $2.4 million in the first nine months of fiscal 1996. The lower consolidated income tax expense in contrast to higher consolidated income, resulted from increased Mexican earnings which are not currently subject to income taxes.

LIQUIDITY AND CAPITAL RESOURCES

At June 28, 1997, the Company's working capital increased to $99.8 million compared to $88.5 million at September 28, 1996. The current ratio at June 28, 1997 improved to 1.73 to 1 compared to 1.63 to 1 at September 28, 1996 and the Company's stockholder=s equity increased to $164.2 million from $143.1 million at September 28, 1996. Total debt to capitalization decreased to 59.5% at June 28, 1997 compared to 62.1% at September 28, 1996. The Company maintains $110 million in revolving credit facilities with available unused lines of credit of $76.0 million at August 8, 1997.

Trade accounts and other receivables were $75.0 million at June 28, 1997, compared to $65.9 million at September 28, 1996. The $9.1 million, or 13.8%, increase was due primarily to increased average selling prices in Mexico as well as the inclusion of receivables from sales resulting from recently acquired production from Green Acre Foods, Inc. Allowances for doubtful accounts, as a percentage of trade accounts and notes receivable, were 4.3% at June 28, 1997 compared to 5.7% at September 28, 1996. The decrease is due to increased net sales resulting in a corresponding increase in trade accounts and other receivables with the dollar amount of allowances for doubtful accounts remaining relatively stable.

Inventories were $146.0 million at June 28, 1997, compared to $136.9 million at September 28, 1996. The $9.1 million, or 6.7%, increase was due primarily to higher finished poultry products and live chickens and hens inventories due to the inclusion of newly acquired production capabilities from Green Acre Foods, Inc., offset partially by the reduction of feed costs in inventories.

Accounts payable were $67.2 million at June 28, 1997, compared to $71.4 million at September 28, 1996. The $4.2 million, or 5.8%, decrease from September 28, 1996, was due primarily to the reduction in costs of feed ingredients.

Capital expenditures for the third quarter of fiscal 1997 were $40.8 million and were primarily incurred to acquire or expand production capacities in the U.S., improve efficiencies, reduce costs and for the routine replacement of equipment. The Company anticipates that it will spend approximately $55 million for capital expenditures in fiscal year 1997 and expects to finance such expenditures with available operating cash flows and long-term financing. On April 15, 1997, the Company completed its acquisition of certain chicken producing assets of Green Acre Foods, Inc., an integrated chicken producer located in the Center and Nacogdoches area of East Texas. These assets are capable of producing 650,000 chickens per week.

On April 15, 1997, the Company secured an additional $35 million in secured term borrowing capacity from an exiting lender at rates of 2.0% over LIBOR, with monthly principal and interest payments maturing in February 2006. On June 9, 1997, the Company secured an additional $10 million in secured term borrowing capacity from a group of existing lenders at rates equal to those under its existing $100 million revolving credit facility and maturing in June 1999. As of August 11, 1997, $20 million had been borrowed under such facilitites.


PART II
OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K during the three months ended June 28, 1997.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                PILGRIM'S PRIDE CORPORATION




Date    AUGUST 11, 1997         Richard A. Cogdill
                                Executive Vice President and
                                Chief Financial Officer and
                                Secretary and Treasurer
                                in his respective capacity as
                                such