Form 10-K405
period 1997-09-27
PILGRIMS PRIDE CORP
filed 1997-12-15
CIK 802481

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

                ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended SEPTEMBER 27, 1997 Commission File number 1-9273

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Registrant's Common Stock, $0.01 par value, held by non- affiliates of the Registrant as of December 12, 1997, was $155,424,806. For purposes of the foregoing calculation only, all directors, executive officers, and 5% beneficial owners have been deemed affiliates.

27,589,250 shares of the Registrant's common stock, $.01 par value, were outstanding as of December 12, 1997.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's proxy statement for the annual meeting of stockholders to be held February 4, 1998 are incorporated by reference into
Part III.

                          PILGRIM'S PRIDE CORPORATION
                                   FORM 10-K
                               TABLE OF CONTENTS


                                    PART I

                                                                          PAGE
Item 1. Business                                                             4
Item 2. Properties                                                          18
Item 3. Legal Proceedings                                                   21
Item 4. Submission of Matters to a Vote of Security Holders.                21


                                    PART II
Item 5. Market for Registrant's Common Stock and Related Security Holder
        Matters                                                             22
Item 6. Selected Financial Data                                             23
Item 7. Management's Discussion and Analysis of Results of Operations and
        Financial Condition                                                 24
Item 8. Financial Statements and Supplementary Data (see Index to Financial
        Statements and Schedules below).                                    30
Item 9. Changes in and Disagreements with Accountants on Accounting and
        Financial Disclosure.                                               30


                                   PART III
Item 10. Directors and Executive Officers of Registrant                     30
Item 11. Executive Compensation                                             30
Item 12. Security Ownership of Certain Beneficial Owners and Management     30
Item 13. Certain Relationships and Related Transactions                     30


                                    PART IV
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K    30
Signatures                                                                  36


                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
Report of Ernst & Young LLP--Independent Auditors                           38
Consolidated Balance Sheets as of September 27, 1997 and September 28, 1996 39 Consolidated Statements of Income (Loss) for the years ended
    September 27, 1997, September 28, 1996 and September 30, 1995           40
Consolidated Statements of Stockholders' Equity for the years ended
    September 27, 1997, September 28, 1996 and September 30, 1995           41
Consolidated Statements of Cash Flows for the years ended
    September 27, 1997, September 28, 1996 and September 30,1995            42
Notes to Consolidated Financial Statements                                  43

                                      PART I

ITEM 1. BUSINESS

GENERAL

     Pilgrim's Pride Corporation (the "Company"), which was incorporated in Texas in 1968 and reincorporated in Delaware in 1986, is the successor to a partnership founded in 1946 as a retail feed store. Over the years, the Company grew through both internal growth and various acquisitions of farming operations and chicken processors. In addition to domestic growth, the Company initially expanded into Mexico through the acquisition of several smaller chicken producers in 1988.

     Pilgrim's Pride Corporation is one of the largest producers of prepared and fresh chicken products in North America and has one of the best known brand names in the chicken industry. The Company is the fourth largest producer of chicken in the United States and one of the two largest in Mexico. Through vertical integration, the Company controls the breeding, hatching and growing of chickens and the processing, preparation, packaging and sale of its product lines. In fiscal 1997, approximately 78% of the Company's net sales were from its U.S. operations, including U.S. produced chicken products sold for export to Canada, Eastern Europe, the Far East and other world markets, with the remaining approximately 22% arising from the Company's Mexico operations.

     The Company's objectives are to increase sales, profit margins and earnings and outpace the growth of the chicken industry: (i) by focusing on growth in the prepared food products market, (ii) by focusing on growth in the Mexico market, and (iii) through greater utilization of the Company's existing assets. Key elements of the Company's strategy to achieve these objectives are to:

     FOCUS U.S. GROWTH ON PREPARED FOODS. In recent years the Company has focused its sales of prepared foods to the foodservice market, particularly to chain restaurants and frozen entree producers. The market for prepared foods has experienced greater growth and higher margins than fresh chicken products, and the Company's sales of prepared foods products to the foodservice market have grown from $183.2 million in fiscal 1993 to $347.8 million in fiscal 1997, a compounded annual growth rate of 17.4%. Additionally, the production and sale of prepared foods reduces the impact of feed grain costs on the Company's profitability. As further processing is performed, feed grain costs become a decreasing percentage of a product's total production cost. The Company is now the largest supplier of chicken to Wendy's and Jack-in-the-Box chain restaurants and to Stouffer's frozen entree operation. Other major prepared foods customers include KFC and Taco Bell. Prepared foods constituted 45.4% of the Company's U.S. chicken sales in fiscal 1997.


     FOCUS ON CUSTOMER DRIVEN RESEARCH AND TECHNOLOGY. Much of the Company's growth in prepared foods has been the result of customer-driven research & development focused on designing new products to meet customer's changing needs. The Company's research & development personnel often work directly with institutional customers in developing proprietary products. Approximately $118 million of the Company's sales to foodservice customers in fiscal 1997 consisted of new products, which were not sold by the Company in fiscal 1993. The Company is also a leader in utilizing advanced processing technology, which enables the Company to better meet its customers' needs for product innovation, consistent quality and cost efficiency.

     ENHANCE THE U.S. FRESH CHICKEN PRODUCT MIX THROUGH VALUE-ADDED, BRANDED PRODUCTS. The Company's fresh chicken business is an important component of its sales and has grown from sales of $249.3 million in fiscal 1993 to $326.5 million in fiscal 1997. In addition to maintaining its sales of mature, traditional fresh chicken products, the Company's strategy is to shift the mix of its U.S. fresh chicken products by continuing to increase sales of higher margin, faster growing products, such as marinated chicken and chicken parts. As a result of this strategy, the Company's compounded annual growth rate of fresh chicken sales from fiscal 1993 to fiscal 1997 exceeded 6.9% while total U.S. industry sales of fresh chicken increased approximately 1%.

     MAINTAIN OPERATING EFFICIENCIES AND INCREASE CAPACITY ON A COST-EFFECTIVE BASIS. As production and sales have grown, the Company has maintained operating efficiencies by investing in state of-the-art technology, processes and training and by making cost-effective acquisitions both in the U.S. and Mexico. As a result, according to industry data, since 1993 the Company has consistently been one of the lowest cost producers of chicken. Continuing this strategy, the Company acquired additional chicken producing assets in the U.S. in April 1997, to replace chicken purchased from third parties, at a cost that management believes is significantly less than the cost required to construct a new chicken production complex with similar capacity.

     CAPITALIZE  ON INTERNATIONAL DEMAND FOR U.S.  CHICKEN.   Due  to  U.S.
     consumers' preference for chicken breast meat, the Company has targeted international markets to generate sales of leg quarters. The Company has also begun selling prepared food products for export, to the international divisions of its U.S. chain restaurant customers. As a result of these efforts, sales for these markets have grown from less than 1% of the Company's total U.S. chicken sales in fiscal 1993 to more than 5% in fiscal 1997. Management believes that: (i) U.S. chicken exports will continue to grow as worldwide demand for high grade, low costs protein sources increases, and (ii) worldwide demand for higher margin prepared food products will increase over the next five years; and accordingly, the Company is well positioned to capitalize on such growth.

     CAPITALIZE ON INVESTMENTS AND EXPERTISE IN MEXICO. The Company's strategy in Mexico is focused on: (i) being one of the most cost-efficient producers and processors of chicken in Mexico by applying technology and expertise utilized in the U.S. and (ii) increasing distribution of its higher margin, value added products to national retail stores and restaurants. This strategy has resulted in the Company obtaining a market leadership position, with its estimated market share in Mexico increasing from 10.9% in 1993 to 17.7% in 1997.

     The Company's chicken products consist primarily of: (i) prepared foods, which include portion-controlled breast fillets, tenderloins and strips, formed nuggets and patties and bone-in chicken parts, which are sold frozen and may be either fully cooked or raw, (ii) fresh chicken, which includes refrigerated (non-frozen), whole or cut-up chicken sold to the foodservice industry either pre-marinated or non-marinated and prepackaged chicken, which includes various combinations of freshly refrigerated, whole chickens and chicken parts in trays, bags or other consumer packs labeled and priced ready for the retail grocers' fresh meat counter, and (iii) export and other, which includes parts and whole chicken, either refrigerated or frozen for U.S. export or domestic use. The Company's Mexican products consist of live, uneviscerated and eviscerated chicken.

     The following table sets forth, for the periods since fiscal 1993, net sales attributable to each of the Company's primary product lines and markets served with such products. The table is based on the Company's internal sales reports and its classification of product types and customers.

                                       FISCAL YEAR ENDED

                         Sept.        Sept.      Sept.       Oct.         Oct.
                      27, 1997     28, 1996    30, 1995   1, 1994      2, 1993
                      (52 Weeks)  (52 Weeks)   (52 Weeks) (52 Weeks)  (53 Weeks)
                                             (In thousands)

U.S. Chicken Sales:
Prepared Foods
Food Service           $347,831    $303,939    $240,456   $205,224    $183,165
Retail                   41,804      42,946      38,683     61,068      89,822
Total Prepared Foods    389,635     346,885     279,139    266,292      272,987
Fresh Chicken:
Food Service            173,743     145,052     140,201    155,294     149,197
Retail                  152,738     141,135     138,368    125,133     100,063
Total Fresh Chicken     326,481     286,187     278,569    280,427     249,260
Export and Other        142,030     140,614     113,414     88,437      77,709
Total U.S. Chicken      858,146     773,686     671,122    635,156     599,956
Mexico                  274,997     228,129     159,491    188,744     188,754
Total Chicken Sales   1,133,143   1,001,815     830,613    823,900     788,710
Sales of Other
  U.S. Products         144,506     137,495     101,193     98,709      99,133
Total Net Sales      $1,277,649  $1,139,310    $931,806   $922,609    $887,843

UNITED STATES

     The following table sets forth, since fiscal 1993, the percentage of net U.S. chicken sales attributable to each of the Company's primary product lines and markets serviced with such products. The table and related discussion are based on the Company's internal sales reports and its classification of product types and customers.



                                            FISCAL YEAR ENDED

                      Sept.27,     Sept. 28,    Sept. 30,  Oct. 1,    Oct. 2,
                       1997         1996        1995        1994       1993
                     (52 Weeks)   (52 Weeks)    (52 Weeks) (52 Weeks) (53 Weeks)

U.S. Chicken Sales:
 Prepared Foods:
 Foodservice            40.5 %       39.3%         35.8%    32.3%      30.5%
  Retail                 4.9          5.6           5.8      9.6       15.0
Total Prepared Foods    45.4         44.9          41.6     41.9       45.5
  Fresh Chicken:
   Foodservice          20.2         18.7          20.9     24.5       24.9
Retail                  17.8         18.2          20.6     19.7       16.7
    Total Fresh         38.0         36.9          41.5     44.2       41.6
Chicken
Export and Other        16.6         18.2          16.9     13.9       12.9
TOTAL U.S. CHICKEN
  Sales Mix           100.0%       100.0%        100.0%   100.0%     100.0%


PRODUCT TYPES

     U.S.  PREPARED FOODS OVERVIEW.  During fiscal 1997, $389.6 million  of the Company's net U.S. chicken sales were in prepared foods products to foodservice and retail, as compared to $273.0 million in fiscal 1993, which reflects the strategic focus for growth of the Company. The market for prepared food products has experienced, and management believes that this market will continue to experience, greater growth and higher margins than fresh chicken products. Additionally, the production and sale of prepared foods reduces the impact of feed grain costs on the Company's profitability.
As further   processing  is  performed,  feed  grain  costs becomes a decreasing percentage  of  a  product's total production costs.

     The Company establishes prices for its prepared food products based primarily upon perceived value to the customer, production costs and prices
of competing products.   The majority  of  these  products  are  sold pursuant
to agreements with varying terms that either set a fixed price for the products or set a price according to formulas based on an underlying commodity market, subject in many cases to minimum and maximum prices.

     U.S. Fresh Chicken  Overview.   The Company's fresh chicken business is
an important component of its sales and has grown from sales of $249.3 million in fiscal 1993 to $326.5 million in fiscal 1997. In addition to maintaining its sales of mature, traditional fresh chicken products, the Company's strategy is to shift the mix of its U.S. fresh chicken  products
by continuing to increase   sales  of  higher  margin,   faster   growing
products, such as marinated chicken and chicken parts. As a result of this strategy, the Company's compounded annual growth rate of fresh chicken sales from fiscal 1993 to fiscal 1997 exceeded 6.9% while total U.S. industry sales of fresh chicken increased approximately 1%.

     Most fresh chicken products are sold to established customers based upon certain weekly or monthly market prices reported by the USDA and other public price reporting services, plus a markup, which is dependent upon
the   customer's   location,   volume,   product specifications  and other
factors. The Company believes its practices with respect to sales of its fresh chicken are generally consistent with those of its competitors. Prices of these products are negotiated daily or weekly and are generally related to market prices quoted by the USDA or other public reporting services.

     EXPORT AND OTHER OVERVIEW.   The  Company's  export and other products
consist of whole chickens and chicken parts sold primarily in bulk, non-branded form either refrigerated to distributors in the U.S. or frozen for distribution to export markets. Sales growth in the "Export and Other" category between fiscal 1993 and fiscal 1997 primarily reflects
increased  exports of chicken  products.   In  fiscal 1997, approximately  $44
million  of  the Company's sales  were  attributable  to exports  of  U.S.
chicken.   These  exports  and  other products have  historically  been characterized by lower prices and greater price volatility than the Company's more value-added product lines.

MARKETS

     U.S.  FOODSERVICE.   The majority of the  Company's U.S. chicken sales are
derived from products sold to the foodservice market which principally consists of chain restaurants, frozen entree producers, institutions and distributors, located throughout the continental United States. The Company supplies chicken products ranging from portion-controlled refrigerated chicken parts to fully cooked and frozen, breaded or non-breaded chicken parts or formed products.

     As the second largest full-line supplier of chicken to the foodservice market, the Company believes it is well-positioned to be the primary or secondary supplier to many national and international chain restaurants who
require   multiple   suppliers   of   chicken  products.  Additionally, the
Company is well suited to be the sole supplier for many regional chain restaurants that offer better margin opportunities and a growing base of business. Due to its comparatively large size in this market, management believes the Company has significant competitive advantages in terms of product capability, production capacity, research and development expertise, and distribution and marketing experience relative to smaller and to non-vertically integrated producers. As a result of these competitive advantages, the Company's sales to the foodservice market from fiscal 1993 through fiscal
1997 grew  at  a  compound  annual growth rate of approximately  11.9%.   Based
on industry   data,  the Company  estimates  that total industry dollar sales to the foodservice market during this same period grew at a compounded annual growth rate of approximately 7.9%. The Company markets both prepared food and fresh chicken products to the foodservice industry.

     FOODSERVICE - PREPARED FOODS:  The majority of  the Company's  sales  to
the foodservice market consists of prepared food products.   Prepared  food
sales to the foodservice market were $347.8 million in fiscal 1997 compared to $183.2 million in fiscal 1993, a compounded growth rate of approximately 17.4%. The Company's prepared food products include portion-controlled breast fillets, tenderloins and strips, formed nuggets and patties and bone-in chicken parts, which are sold frozen and in various states of preparation, including blanched, battered, breaded and either partially or fully-cooked.
   The Company attributes this growth in sales of prepared foods to the foodservice market to a number of factors:

     FIRST, there has been significant growth in the number of foodservice operators offering chicken on their menus and the number of chicken items offered.

     SECOND,   foodservice  operators  are  increasingly purchasing prepared chicken products, which allow them to reduce labor cost while providing greater product consistency, quality and variety across all restaurant locations.

     THIRD,  there  is  a  strong   need   among  larger foodservice  companies
for an alternative or additional supplier to the Company's principal competitor in the prepared foods market. A viable alternative supplier must be able to ensure supply, demonstrate innovation and new product development,
and  provide competitive pricing.  The  Company  has  been  successful   in
its objective of becoming the alternative supplier of choice by being the primary or secondary prepared chicken supplier to many large foodservice companies because:(i) it is vertically integrated, giving the Company control over its supply of chicken and chicken parts, (ii) its further processing facilities are particularly well suited to the high volume production runs necessary to meet the capacity and quality requirements of the U.S. foodservice market, and (iii) it has established a reputation for dependable quality, highly responsive service and excellent technical support.

     FOURTH,   as   a  result  of  the  experience   and reputation developed
with larger customers, the Company has increasingly become the principal supplier to mid-sized foodservice organizations.

     FIFTH, the Company's in-house  product  development group  follows  a
customer-driven research & development focus  designed  to   develop   new
products  to  meet customers'  changing  needs.  The Company's  research  &
development   personnel   often   work   directly   with institutional
customers in developing proprietary products. Approximately $118.4 million of the Company's sales to foodservice customers in fiscal 1997 consisted of new products, which were not sold by the Company in fiscal 1993.

     SIXTH,  the  Company  is  a  leader   in  utilizing advanced  processing
technology,  which  enables   the Company to better  meet its customers' needs
for product innovation, consistent quality and cost efficiency.

     FOODSERVICE - FRESH CHICKEN: The Company produces and markets fresh, refrigerated chicken for sale to U.S. quick-service restaurant chains, delicatessens and other customers. These chickens have the giblets removed, are usually of specific weight ranges, are usually pre-cut to customer specifications and are often marinated to enhance value and product differentiation. By growing and processing to customers' specifications, the Company is able to assist quick-service restaurant chains in controlling costs and maintaining quality and size consistency of chicken pieces sold to the consumer.

     U.S.  RETAIL.   The  U.S.  retail  market  consists primarily of grocery
store   chains   and   retail distributors.   The Company concentrates its
efforts in this market on sales of branded, prepackaged cut-up and whole chicken to grocery chains and retail distributors in the mid-western,
southwestern  and western regions ofthe  United  States.   This  regional
marketing focus enables the Company to develop consumer brand franchises and capitalize on proximity to the trade customer in terms of lower
transportation  costs;   more  timely, responsive service; and enhanced product
freshness. For a number of years, the Company has invested in both trade and retail marketing designed to establish high levels of brand name awareness and consumer preferences within these markets.

     The Company utilizes numerous marketing techniques, including advertising, to develop and strengthen trade and consumer awareness and increase brand loyalty for consumer products marketed under the "Pilgrim's Pride" brand.
The Company's founder, Lonnie "Bo" Pilgrim, is the featured spokesman in the Company's television, radio and print advertising, and a trademark cameo of a person in a Pilgrim's hat serves as the logo on all of the Company's primary branded products. As a result of this marketing strategy, the
Company has established a well-known brand name in certain southwestern markets,
including   the   Dallas/Fort  Worth  area.   Management believes  its efforts
to achieve and maintain brand awareness and loyalty help to provide more secure distribution for its products and generate greater price premiums that would otherwise be the case in certain southwestern markets. The
Company also  maintains  an active   program   to   identify  consumer
preferences primarily  by  testing  new   product  ideas,  packaging designs
and methods through taste panels and focus groups located in key geographic markets.

     RETAIL - PREPARED FOODS.   The Company sells retail oriented  prepared
foods primarily to grocery store chains located in the mid-western, southwestern and western region of the U.S. where it also markets prepackaged fresh chicken. Being a major, national competitor in retail, branded frozen foods is not a part of the Company's current business strategy. The Company no longer serves the wholesale club industry, which is now dominated by two large national operators, and has redirected this prepared foods capacity to a more diversified customer base.

     RETAIL - FRESH CHICKEN. The Company's prepackaged retail products include various combinations of freshly refrigerated whole chickens and chicken parts in trays, bags or other consumer packs, labeled and priced ready for the grocer's fresh meat counter. Management believes the retail, prepackaged fresh chicken business will continue to be a large and relatively stable market, providing opportunities for product differentiation and regional brand loyalty.

     The Company concentrates its sales and marketing efforts for the above product types to grocery chains and retail distributors in the mid-western, southwestern and western regions of the United States. This regional marketing focus enables the Company to develop consumer brand franchises and capitalize on proximity to the trade customer, in terms of lower transportation costs; more timely, responsive service; and enhanced product freshness.

     EXPORT AND OTHER CHICKEN. The Company's export and other products consist of whole chickens and chicken parts sold primarily in bulk, non-branded form either refrigerated to distributors in the U.S. or frozen for distribution to export markets. In recent years, the Company has de-emphasized its marketing of bulk-packaged chicken in the U.S. in favor of more value-added products and export opportunities. In the U.S., prices of these products are negotiated daily or weekly and are generally related to market prices quoted by the USDA or other public price reporting services. The Company also sells U.S. produced chicken products for export to Canada, Eastern Europe, the Far
East and other world markets.   Due to U.S. consumers' preference for chicken
breast meat, the Company has targeted international markets to generate sales of leg quarters. The Company has also begun selling prepared food
products for export to  the  international  divisions  of  its   U.S.  chain
restaurant customers. As a result of these efforts, the Company's sales for export have grown from less than 1% of its total U.S. chicken sales in fiscal 1993 to more than 5% in fiscal 1997. Management believes that: (i) U.S.
chicken  exports will continue to grow as worldwide demand  for  high   grade
low   cost  protein  sources increases,  (ii)  worldwide  demand  for  higher margin prepared food products will increase over the next five years, and accordingly, (iii) the Company is well positioned to capitalize on such growth.

     OTHER U.S. PRODUCTS. The Company markets fresh eggs under the Pilgrim's Pride brand name as well as private labels in various sizes of cartons and
flats to U.S.  retail   grocery   and  institutional  foodservice customers
located primarily in Texas.  The Company has a housing   capacity   for
approximately   2.3   million commercial   egg   laying   hens   which   can
produce approximately 41 million dozen eggs  annually.  U.S. egg prices are
determined weekly based upon  reported market prices.   The  U.S.  egg industry
has been consolidating over the last few years  with  the  20 largest producers
accounting for more than 68% of the total  number of egg laying   hens  in
service  during  1997.   The  Company competes with  other U.S. egg producers
primarily on the basis  of  product   quality,   reliability,  price  and
customer service. According to an industry publication, the Company is the twenty-fifth largest producer of eggs in the United States.

     The Company also converts chicken by-products into protein products primarily for sale to manufacturers of pet foods. In addition, the Company produces and sells livestock feeds at its feed mills in Pittsburg and Mt.
Pleasant,  Texas  and   at  its  farm  supply  store  in Pittsburg,  Texas,
to  dairy   farmers   and  livestock producers in northeastern Texas.

MEXICO

     BACKGROUND.    The   Mexican   market   represented approximately 21.5%
of the Company's net sales in fiscal 1997.   The Company entered the Mexican
market in 1979 when it began seasonally selling eggs to the Mexican government. Recognizing favorable long-term demographic trends and improving economic conditions in Mexico, the Company began exploring opportunities to produce and market chicken in Mexico. In fiscal 1988, the Company acquired four vertically integrated chicken production operations in Mexico for approximately $15.1 million. From fiscal 1988 through fiscal 1997, the Company made acquisitions and capital expenditures in Mexico totaling $158.9 million to expand and improve such operations, including a fiscal 1995 investment of $35.3 million for the acquisition of Union de Queretaro, et al, a group of five chicken companies located near Queretaro, Mexico. As a result of these expenditures, the Company has increased weekly production in its Mexico operations by over 350% since its original investment in fiscal 1988. The Company is now one of the two largest producers of chicken in Mexico.
The Company believes its facilities are among the most technologically advanced in Mexico and that it is one of the lowest cost producers of chicken in Mexico.

     PRODUCT  TYPES.   While  the   market  for  chicken products in Mexico is
less developed  than in the United States,  with  sales  attributed  to fewer,
more  basic products,  the  market  for  value  added   products  is increasing.
The  Company's  strategy  is to lead  this trend.   The products currently sold
by the Company in Mexico consist primarily of basic products such as New York dressed (whole chickens with only feathers and blood removed), live birds and value added products such as eviscerated chicken and chicken parts. The
Company has  increased  its  sales  of   value  added  products, particularly
through   national  retail   chains   and restaurants,  and  plans to  continue
to do so.   The Company remains opportunistic,  however,  utilizing  its low
cost  production  to enter markets where profitable opportunities  exist.   For
example, the Company has significantly increased its sales of live birds since 1994 as many smaller producers exited this segment of the business as a result of the recession in Mexico.

     MARKETS.   The  Company  sells  its Mexican chicken products primarily to large wholesalers and retailers. The Company's customer base in Mexico covers a broad geographic area from Mexico City, the capital of Mexico with a population estimated to be over 20 million, to Saltillo, the capital of the State of Coahuila, about 500 miles north of Mexico City, and from Tampico on the Gulf of Mexico to Acapulco on the Pacific, which region includes the cities of San Luis Potosi and Queretaro, capitals of the states of the same name.

COMPETITION

     The  chicken  industry  is  highly competitive  and certain  of  the
Company's  competitors   have  greater financial and marketing resources than
the Company.   In the  United  States  and  Mexico,  the  Company competes principally  with  other  vertically integrated  chicken companies.

     In general, the competitive factors in the U.S. chicken industry include price, product quality, brand identification, breadth of product line
and customer service.  Competitive factors vary by major market.   In the
foodservice   market,   competition  is  based  on consistent  quality,  product
development, service and price. In the U.S. retail market, management believes that product quality, brand awareness and customer service are the primary bases of competition. There is some competition with non-vertically integrated further processors in the U.S. prepared food business. The Company believes it has significant, long term cost and quality advantages over non-vertically integrated further processors.

     In Mexico, where product differentiation is limited, product quality and
price are the most critical competitive factors.   NAFTA,  which went into
effect on January 1, 1994, requires annual reductions in tariffs for chicken and chicken products in order to eliminate such tariffs by January 1, 2003. As such tariffs are reduced, there can be no assurance that increased competition from chicken imported into Mexico from the U.S. will not have a material adverse effect on the Mexican chicken industry in general, or the Company's Mexican operations in particular.

OTHER ACTIVITIES

     The  Company  has  regional  distribution   centers located  in  Arlington,
El Paso, Mt. Pleasant and San Antonio, Texas;  Phoenix and Tucson, Arizona;
and Oklahoma City, Oklahoma that distribute the Company's own poultry products along with certain poultry and non-poultry products purchased from third parties to independent grocers and quick service restaurants. The Company's non-poultry distribution business is conducted as an accommodation to their customers and to achieve greater economies of scale in distribution logistics.
The store-door delivery  capabilities  for the Company's own   poultry  products
provide  a  strategic   service advantage  in  selling  to quick service,
national chain restaurants.

REGULATION

     The chicken industry is subject to government regulation, particularly in the health and environmental areas. The Company's chicken processing facilities in the U.S. are subject to on-site examination, inspection and regulation by
the  USDA.   The  FDA  inspects the production of the Company's feed mills in the U.S. The Company's Mexican food processing facilities and feed mills are subject to on-site examination, inspection and regulation by a Mexican governmental agency, which performs functions similar to those performed by the USDA  and FDA.  Since commencement of operations by  the Company's
predecessor   in   1946,   compliance   with applicable  regulations  has not
had a material adverse effect  upon  the  Company's  earnings   or  competitive
position and such compliance is not anticipated to have a materially adverse effect in the future. Management believes that the Company is in substantial compliance with all applicable laws and regulations relating to the operations of its facilities.

     The Company anticipates increased regulation by the USDA concerning food safety, by the FDA concerning the use of medications in feed and by the TNRCC, the ASVO and the EPA concerning the disposal of chicken by-products and
wastewater  discharges.   Although   the Company does not anticipate any such
regulation having a material adverse effect upon the Company, no assurances can be given to that effect.


EMPLOYEES AND LABOR RELATIONS

     As  of  Decmber   14,  1997  the  Company  employed approximately  9,700
persons in the U.S. and 3,300 persons in Mexico. Approximately 2,000 employees at the Company's Lufkin and Nacogdoches, Texas facility are members of collective bargaining units represented by the United Food and
Commercial  Workers  Union  (the "UFCW").   None  of  the  Company's other U.S.
employees have  union representation.   The  Company's  collective bargaining
agreements with the UFCW expire on August 10, 1998 with respect to the Company's Lufkin employees and on October 5, 1998 with respect to the Company's
Nacogdoches employees.   The  Company  believes that the terms of each of these
agreements are no more favorable than those provided to its non-union U.S. employees. In Mexico, most of the Company's hourly employees are covered by collective bargaining agreements as most employees are in Mexico. The Company has not experienced any work stoppage since a two day work stoppage at the Lufkin  facility  in May 1993, and  management  believes that  relations
with   the   Company's   employees  are satisfactory.

DIRECTORS AND EXECUTIVE OFFICERS

     Set forth below is certain information relating to the Current directors and executive officers of the Company:

EXECUTIVE OFFICERS OF THE COMPANY       AGE        POSITIONS

Lonnie "Bo" Pilgrim (1)                 69   Chairman of the Board and
                                             Chief Executive Officer

Clifford E. Butler                      55   Vice Chairman of the Board and
                                             Executive President

Lindy M. "Buddy" Pilgrim                42   President and Chief Operating
                                             Officer and Director

David Van Hoose                         55   President, Mexican Operations

Richard A. Cogdill                      37   Executive Vice President,
                                             Chief Financial Officer,
                                             Secretary and Treasurer

Robert L. Hendrix                       61   Executive Vice President
                                             Operations and Director

Terry Berkenbile                        47   Senior Vice President
                                             Sales & Marketing,
                                             Retail and Fresh Products

Ray Gameson                             48   Senior Vice President
                                             Human Resources

O.B. Goolsby, Jr.                       50   Senior Vice President
                                             Prepared Foods Operations

Michael D. Martin                       43   Senior Vice President
                                             DeQueen, Arkansas Complex

James J. Miner, Ph.D.                   69   Senior Vice President
                                             Technical Services and
                                             Director

Michael J. Murray                       39   Senior Vice President
                                             Sales & Marketing,
                                             Prepared Foods

Robert N. Palm                          54   Senior Vice President,
                                             Lufkin, Texas Complex

Lonnie Ken Pilgrim (1)                  39   Senior Vice President,
                                             Director of Transportation and
                                             Director

Charles L. Black (1)                    67   Director

Robert E. Hilgenfeld (1) (2)            72  Director

Vance C. Miller, Sr. (1) (2)            63  Director

James G. Vetter, Jr. (1) (2)            63  Director

Donald L. Wass, Ph.D. (1)               65   Director

_________
(1) Member of the Compensation Committee
(2) Member of the Audit Committee

     LONNIE  "BO"  PILGRIM has served as Chairman of the Board and Chief
Executive Officer since the organization of the Company in 1968.   Prior  to
the incorporation of the Company, Mr. Pilgrim was a partner in the Company's predecessor partnership business founded in 1946.

     CLIFFORD E. BUTLER serves as Vice Chairman of the Board and Executive President. He joined the Company as Controller and Director in 1969, was named Senior Vice President of Finance in 1973, became Chief Financial Officer and Vice Chairman of the board in July 1983 and effective January 1, 1997 he became Executive President and continues to serve as Vice Chairman of the Board.

     LINDY M. "BUDDY" PILGRIM serves as President and Chief Operating Officer of the Company. He was elected as Director in March 1993 and began employment in April 1993 under the title of President of U.S. Operations and Sales & Marketing. From April 1993 to March 1994, the President and Chief Operating Officer reported to him.After that time, the Chief Operating Officer title and responsibilities were incorporated into his own. Up to October 1990, Mr. Pilgrim was employed by the Company for 12 years in marketing and 9 years in operations. From October 1990 to April 1993, he was President of Integrity Management Services, Inc., a consulting firm to
the food  industry.   He  is  a nephew of Lonnie "Bo" Pilgrim.

     DAVID  VAN  HOOSE  has  been President  of  Mexican Operations since April
1993.   He  was previously Senior Vice  President,  Director  General, Mexican
Operations since  August 1990 to April 1993.   Mr.  Van  Hoose  was employed by
the Company in September 1988 as Senior Vice President, Texas Processing. Prior to that, Mr. Van Hoose was employed by Cargill, Inc., as General Manager of one of its chicken operations.

     RICHARD  A.  COGDILL  has  served as Executive Vice President,  Chief
Financial  Officer,   Secretary   and Treasurer  since  January 1, 1997.
Previously he served as Senior Vice President, Corporate Controller, from August 1992 through December 1996 and as Vice President, Corporate Controller from October 1991 through August 1992. Prior to October 1991 he was a Senior
Manager with  Ernst  &  Young  LLP.   He  is  a Certified Public Accountant.

     ROBERT   L.   HENDRIX   has  been  Executive   Vice President, Operations,
of the Company since March 1994 and as a Director of the Company since March 1994. Prior to that he served as Senior Vice President, NETEX Processing from August 1992 to March 1994 and as President and Chief of Complex Operations from September 1988 to March 1992. He was on leave from the Company from March 1992 to August 1992. From July 1983 to March 1992 he served as a Director of the Company. He was President and Chief Operating Officer of the Company from July 1983 to September 1988. He joined the Company as Senior
Vice  President  in  September  1981 when the Company   acquired  Mountaire
Corporation of DeQueen, Arkansas, and, prior thereto, he was Vice President of Mountaire Corporation.

     TERRY BERKENBILE was  named  Senior Vice President, Sales & Marketing, for
Retail and Fresh Products in July 1994.   Prior  to  that he was Vice President,
Sales & Marketing, for Retail and Fresh Products since May 1993 to July 1994. From February 1991 to April 1993, Mr. Berkenbile was Director Retail Sales & Marketing at Hudson Foods. From February 1988 to February 1991, Mr. Berkenbile was Director Plant Sales at the Company; prior thereto, he worked in the processed red meat industry.

     RAY GAMESON has been Senior Vice President of Human Resources since October 1994. He previously served as Vice President of Human Resources since August 1993. From December 1991 to July 1993, he was employed by Townsends, Inc. and served as Complex Human Resource, Manager. Prior to that, he was employed by the Company as Complex Human Resource, Manager, at its Mt. Pleasant, Texas location.

     O.B. GOOLSBY, JR.  has  been Senior Vice President, Prepared Foods
Operations since  August  1992.   He  was previously  Vice  President, Prepared
Foods Operations since April 1986 to August 1992 and was previously employed by the Company from November 1969 to January 1981.

     MICHAEL D. MARTIN has been Senior Vice President, DeQueen, Arkansas Complex Manager, of the Company since April 1993. He previously served as
Plant  Manager at the   Company's   Lufkin,   Texas  operations  and  Vice
President, Processing, at the Company's Mt. Pleasant, Texas, operations up to April 1993. He has served in various other operating management positions in the Arkansas Complex since September 1981. Prior to that, he was employed by Mountaire Corporation of DeQueen, Arkansas, until it was acquired by the Company in September 1981.

     JAMES   J.  MINER,  PH.D.,  has  been  Senior  Vice President, Technical
Services, since April 1994.  He has been  employed   by  the  Company  and  its
predecessor partnership  since   1966  and  served  as  Senior  Vice President
responsible for live production and feed nutrition from 1968 to April 1994. He has been a Director since the incorporation of the Company in 1968.

     MICHAEL J. MURRAY has been Senior Vice President, Sales & Marketing, for Prepared Foods since October 1994. He previously served as Vice President of Sales and Marketing, Food Service from August 1993 to October 1994. From 1990 to July 1993, he was employed by Cargill, Inc. Prior to that, from March 1987 to 1990 he was employed by the Company as a Vice President for sales and marketing and prior thereto, he was employed by Tyson Foods, Inc.

     ROBERT  N.  PALM  has  been  Senior Vice President, Lufkin,  Texas,
Complex Manager of the  Company,  since June  1985  and  was   previously
employed  in  various operating  management  positions  by  Plus-Tex  Poultry,
Inc., a Lufkin,  Texas  based   company   acquired  by Pilgrim's Pride in June
1985.

     LONNIE KEN PILGRIM has been employed by the Company since 1977 and has
been  Senior  Vice  President, Transportation since August  1997.   Prior  to
that he served the Company as its Vice President, Director of Transportation. He has been a member of the Board of Directors since March 1985. He is a son of Lonnie "Bo" Pilgrim.

     CHARLES L. BLACK was Senior Vice President, Branch President of NationsBank, Mt. Pleasant, Texas, from December 1981 to his retirement in February 1995. He previously was a Director of the Company from 1968 to August 1992 and has served as a director since his re-election in February 1995.

     ROBERT  E. HILGENFELD was  elected  a  Director  in September  1986.
Mr. Hilgenfeld was a Senior Vice President-Marketing/Processing for the Company from 1969 to 1972 and for seventeen years prior to that worked in
various sales  and  management  positions for the Quaker Oat  Company.   From
1972 until April 1986, he was employed by Church's Fried Chicken Company ("Church's") as Vice President-Purchasing Group, Vice President and Senior
Vice  President.   He  was elected a Director of Church's  in  1985 and retired from Church's in April 1986. Since retirement he has served as a consultant to various companies including the Company.

     VANCE C. MILLER, SR. was elected a Director in September 1986. Mr. Miller has been Chairman of Vance C. Miller Interests, a real estate development company formed in 1977 and has served as the Chairman of the Board and Chief Executive Officer of Henry S. Miller Cos., a Dallas, Texas
real estate services firm since 1991.   Mr.  Miller  also  serves   as   a
director  of Resurgence Properties, Inc.

     JAMES G. VETTER, JR. has practiced law  in  Dallas, Texas since 1966.
He is a member of the Dallas law firm of  Godwin  &  Carlton,  P.C., and has
served as general counsel and a Director since  1981.   Mr.  Vetter  is  a
Board Certified-Tax Law Specialist and serves as a lecturer and author in tax matters.

    DONALD L. WASS, Ph.D. was elected a Director of the Company in May 1987. He has been President of the William Oncken Company of Texas, a time management consulting company, since 1970.


ITEM 2. PROPERTIES

PRODUCTION AND FACILITIES

     BREEDING AND HATCHING

     The Company supplies all of its chicks in the U.S. by producing its own hatching eggs from domestic breeder flocks in the U.S. owned by the Company, approximately 34% of which are maintained on 43 Company-operated breeder farms. In the U.S., the Company currently owns or contracts for approximately
8.4 million square feet of breeder housing on approximately 233 breeder farms. In Mexico, all of the Company's breeder flocks are maintained on Company-owned farms.

     The Company owns seven hatcheries in the United States, located in Nacogdoches, Center and Pittsburg, Texas, and DeQueen and Nashville, Arkansas, where eggs are incubated and hatched in a process requiring 21 days. Once hatched, the day-old chicks are inspected and vaccinated against common poultry diseases and transported by Company vehicles to grow-out farms. The Company's seven hatcheries in the U.S. have an aggregate production capacity of approximately 8.2 million chicks per week. In Mexico, the Company owns seven hatcheries, which have an aggregate production capacity of approximately 3.3 million chicks per week.

     GROW-OUT

     The  Company   places  its  U.S.  grown  chicks  on approximately 1,100
grow-out  farms located in Texas and Arkansas.   These  farms  provide   the
Company with approximately 54.9 million square feet of growing facilities. The Company operates 33 grow-out farms in the U.S. which account for approximately 8.1% of its total annual U.S. chicken capacity. The Company also places chicks with farms owned by affiliates of the Company under
grow-out contracts.  The remaining chicks are  placed   with   independent farms
under  grow-out contracts. Under such  grow-out  contracts,  the farmers provide
the  facilities,  utilities  and  labor.    The Company supplies the chicks, the
feed and all veterinary and  technical  services.  Contract grow-out farmers are
paid  based  on  live weight under an incentive arrangement.   In Mexico, the
Company owns approximately 38% of its grow-out farms and contracts with independent farmers for the balance of its production. Arrangements with independent farmers in Mexico are similar to the Company's arrangements with contractors in the United States.

     FEED MILLS

     An important factor in the production of chicken is the rate at which feed is converted into body weight.The Company purchases feed ingredients on the open market. The primary feed ingredients include corn, milo and soybean meal, which historically have been the largest component of the Company's total
production cost.   The  quality  and  composition  of the  feed  is critical
to the conversion rate, and accordingly, the Company formulates and produces its own feed. In the U.S., the Company operates seven feed mills located in Nacogdoches, Mt. Pleasant, Center and Pittsburg, Texas and Nashville and Hope, Arkansas. The Company currently has annual feed requirements of approximately
2.2 million tons and the capacity to produce approximately 2.6 million tons. The Company owns four feed mills in Mexico, which produce all of the
requirements  of  its Mexican operations.   Mexican  annual  feed requirements
are approximately 0.7 million tons with  a  capacity  to produce  approximately
0.9 million tons. In fiscal 1997, approximately 14% of the grain used was imported from the United States. However, this percentage fluctuates based on the availability and cost of local grain supplies and in recent years has been as high as 55%.

     Feed grains are commodities subject to volatile price changes caused by weather, size of harvest, transportation and storage costs and the agricultural policies of the United States and foreign governments. Although the Company can and sometimes does purchase grain in forward markets, it cannot eliminate the potential adverse effect of grain price changes.

     PROCESSING

     Once the chickens reach processing weight, they are transported  in the
Company's trucks  to  the  Company's processing plants.   These plants utilize
modern, highly automated equipment to process and package the chickens. The Company periodically reviews possible application of new processing technologies in order to enhance productivity and reduce costs. The Company's six U.S.
processing plants, two of which are located in Mt. Pleasant, Texas, and the remainder of which are located in Dallas, Nacogdoches and Lufkin, Texas, and DeQueen, Arkansas, have the capacity, under present U.S.D.A. inspection procedures, to produce approximately 1.3 billion pounds of dressed chicken
annually.   The Company's three processing  plants  located  in  Mexico, which perform fewer processing functions than the Company's U.S. facilities, have the capacity to process approximately 470 million pounds of dressed chicken annually.

     PREPARED FOODS PLANT

     The Company's prepared foods plant in Mt. Pleasant, Texas, was constructed in 1986 and has expanded significantly since that time. This facility has deboning lines, marination systems, batter/breading systems, fryers, ovens, both mechanical and cryogenic freezers, a variety of packaging systems and cold storage. This plant is currently operating at the equivalent of two shifts a day for six days a week. If necessary, the Company could add
additional  shifts during the seventh  day  of  the  week.   The Company is
currently completing construction of a new prepared foods facility at its Dallas, Texas location, which is scheduled to begin production late in fiscal first quarter 1998.

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

     OTHER FACILITIES AND INFORMATION

     The Company operates a rendering plant located in Mt. Pleasant, Texas, that currently processes by-products from approximately 8.2 million chickens weekly into protein products, which are used in the manufacture of chicken and livestock feed and pet foods. The Company operates a feed supply store in Pittsburg, Texas, from which it sells various bulk and sacked livestock feed products. The Company owns an office building in Pittsburg, Texas, which houses its executive offices, and an office building in Mexico City, which
houses  the Company's Mexican  marketing  offices.   The Company also  owns
approximately 9,618 acres of farmland previously used in the Company's non-poultry farming operations. The Company is in the process of disposing of the farmland and currently has contracts of sale scheduled to close in early January, 1998 which will complete the disposal of such land and related assets.


     Substantially all of the Company's U.S. property, plant and equipment is pledged as collateral on its secured debt.

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

ITEM 4.  SUBMISSION  OF  MATTERS  TO  A VOTE OF SECURITY HOLDERS

         NOT APPLICABLE

                        PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

           QUARTERLY STOCK PRICES AND DIVIDENDS
           High and low sales prices and dividends were:


                        Prices           Prices
                         1997             1996                   Dividends


QUARTER           HIGH      LOW      HIGH       LOW             1997      1996

First             $ 9       $7  3/4  $8 3/8    $6 5/8           $.015    $.015
Second             12 1/8    8  5/8   7 5/8     6 3/4            .015     .015
Third              12 3/4    9  1/2   9         6 3/4            .015     .015
Fourth             15 3/8   10 5/16   9         7 1/2            .015     .015

     The  Company's  stock  is traded on the New York Stock Exchange (ticker
symbol  "CHX").   The  Company estimates  there  were  approximately  13,700
holders (including   individual   participants   in  security position listings)
of the Company's common  stock  as of December 19, 1997.



ITEM 6.  SELECTED FINANCIAL DATA


                 S E L E C T E D   F I N A N C I A L   D A T A
                 PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES



                                     FISCAL YEARS ENDED

                      1997         1996         1995        1994        1993(A)
                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)


INCOME STATEMENT DATA:
Net sales        $1,277,649   $1,139,310     $931,806     $922,609    $887,843
Gross margin        114,497       70,640       74,144      110,827     106,036
Operating income
 (loss)              63,894       21,504(b)    24,930(b)    59,698      56,345
Income (loss)before
 income taxes and
 extraordinary
 charge              43,824           47        2,091       42,448      32,838
Income tax expense
 (benefit) (c)        2,788        4,551       10,058       11,390      10,543
Income (loss)
 before extraordinary
 charge              41,036       (4,504)      (7,967)      31,058      22,295
Extraordinary charge
 early repayment of debt,
 net of tax               -       (2,780)           -           -       (1,286)
Net income (loss)    41,036       (7,284)      (7,967)      31,058      21,009

PER COMMOM SHARE DATA:
Income (loss) before
 extraordinary charge $1.49       $(0.16)      $(0.29)       $1.13        $.81
Extraordinary charge -
 early repayment
 of debt                  -        (0.10)           -            -       (0.05)
Net income (loss)      1.49        (0.26)       (0.29)        1.13       (0.05)
Cash dividends         0.06         0.06         0.06         0.06        0.03
Book value (d)         6.62         5.19         5.51         5.86        4.80

BALANCE SHEET SUMMARY:
Working capital    $133,542      $88,455      $88,395      $99,724     $72,688
Total assets        579,124      536,722      497,604      438,683     422,846
Notes payable and
 current maturities
 of long-term debt   11,596       35,850       18,187        4,493      25,643
Long-term debt, less
 current maturities 224,743      198,334      182,988      152,631     159,554
Total stockholders'
 equity             182,516      143,135      152,074      161,696     132,293
KEY INDICATORS
 (as a percentage
 ofsales):
Gross margin           9.0%         6.2%         8.0%        2.0%       11.9%
Selling, general
 and administrative
 expenses              4.0%         4.3%         5.3%        5.5%        5.6%
Operating income
 (loss)                5.0%         1.9%         2.7%        6.5%        5.7%
Interest expense, net  1.7%         1.9%         1.9%        2.1%        2.9%
Net income (loss)      3.2%        (0.6)%       (0.9)%       3.4%        2.4%

                                       Fiscal Years Ended

                                   1992        1991          1990        1989

INCOME STATEMENT DATA:
Net Sales                      $817,361    $786,651      $720,555     $661,077
Gross Margin                     32,802      75,567        74,190       83,356
Operating income (loss)         (12,739)     31,039        33,379       47,014
Income (loss) before income
 taxes and extraordinary charge (33,712)     12,235        20,463       31,027
Income tax expense
 (benefit) (c)                   (4,048)        (59)        4,826       10,745
Income (loss) before
 extraordinary charge           (29,664)     12,294        15,637       20,282
Extraordinary charge - early
 repayment of debt,
 net of tax                           -           -             -            -
Net income (loss)               (29,664)     12,294        15,637       20,282

PER COMMON SHARE DATA:
Income (loss) before
 extraordinary charge             $(1.24)     $0.54         $0.69        $0.90
Extraordinary charge - early
 repayment of debt                     -          -             -            -
Net income (loss)                  (1.24)      0.54          0.69         0.90
 Cash dividends                     0.06       0.06          0.06         0.06
Book value (d)                      4.06       4.97          4.49         3.86

BALANCE SHEET SUMMARY:
Working Capital                  $11,227    $44,882       $54,161      $60,313
Total assets                     434,566    428,090       379,694      291,102
Notes payable and current
 maturities of long-term debt     86,424     44,756        30,351        9,528
Long-term debt, less current
 maturities                      131,534    175,776       154,277      109,412
Total stockholders' equity       112,112    112,353       101,414       87,132

KEY INDICATORS
  (as a percentage of sales)
Gross Margin                        4.0%       9.6%         10.3%        12.6%
Selling, general and
 administrative expenses            5.7%       5.7%          5.7%         5.5%
Operating income (loss)            (1.6)%      3.9%          4.6%         7.1%


(a) Fiscal 1993 had 53 weeks
(b) The peso decline and the related economic recession in Mexico contributed significantly to the operating losses experienced by the Company's Mexican operations of $8.2million and $17.0 million for fiscal years 1996 and 1995, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."
(c) The Company does not include income or losses from its Mexican operations in its determination of taxable income for U.S. income tax purposes based upon
 its  determination   that such earnings will be indefinitely reinvested in
 Mexico.  See "Management's Discussion and Analysis of Financial Condition and
 Results of Operations"  and Note D   of the Consolidated Financial Statements
 of the Company.
(d)  Amounts are based on end-of-period shares of common stock outstanding.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

GENERAL

    Profitability   in   the  chicken  industry  can  be materially  affected
by the commodity prices of feed grains and the commodity prices of chicken and chicken parts, each of which are determined largely by supply and demand. As a result, the chicken industry as a whole has been characterized by cyclical earnings. Cyclical fluctuations in earnings of individual chicken
companies can be mitigated somewhat  by:   (i)  business strategy,  (ii) product
mix, (iii) sales and marketing plans, and (iv) operating efficiencies. In an effort to reduce price volatility and to generate higher, more consistent profit margins, the Company has concentrated on the production and marketing of prepared food products, which generally have higher margins than the Company's other products. Additionally, the production and sale in the U.S.
of prepared foods products  reduces the   impact  of  feed  grain  costs  on
the  Company's profitability.  As further processing is performed, feed grain
costs  become   a   decreasing  percentage  of  a product's total production
costs.

    In December 1994, the Mexican government changed its policy of defending the peso against the U.S. dollar and allowed it to float freely on the currency markets. These events resulted in the Mexican peso exchange rate declining from
3.39 to 1 U.S. dollar at October 3, 1994 to a low of 8.50 to 1 U.S. dollar at October 28, 1997. The decline in the Mexican peso exchange rate affected the Company's operations directly and indirectly as a result of the related
economic recession in Mexico in fiscal  1995.   Similarly,   the  Company's
results  of operations  were  adversely  affected by:  (i)  the continuation of the economic recession in Mexico in fiscal 1996, as well as, (ii) significantly higher feed grain costs in fiscal 1996 (which included record high corn prices).

    In  fiscal  1997,  however,  the  Company  benefited substantially from:
(i) a rebounding economy in Mexico when compared to fiscal  1996 and 1995, and,
(ii) the adjustment of supply of poultry products in Mexico to the levels of demand existing after the economic recession.

    The following table presents certain information regarding the Company's U.S. and Mexican operations.


                                           Percentage of Net Sales
                                           YEARS ENDED

                     SEPTEMBER               SEPTEMBER             SEPTEMBER
                      27, 1997                28, 1996              30, 1995

Net sales                100.0%                  100.0%               100.0%
Cost of sales             91.0                    93.8                 92.0
Gross profit               9.0                     6.2                  8.0
Selling, general and
 administrative expense    4.0                     4.3                  5.3
Operating income           5.0                     1.9                  2.7
Interest expense           1.7                     1.9                  1.9
Income before income
 taxes and extraordinary
 charge                    3.4                     0.0                  0.2
Net income (loss)          3.2                    (0.6)                (0.9)

RESULTS OF OPERATIONS

FISCAL 1997 COMPARED TO FISCAL 1996:

    NET SALES.   Consolidated  net  sales  were $1.3  billion  for  fiscal 1997, an increase of $138.3 million, or 12.1%, over fiscal 1996. The increase in consolidated net sales resulted from an $84.5 million increase in U.S. chicken
sales  to  $858.1   million,  a  $46.9  million increase  in Mexican chicken
sales  to  $275.0 million and  from  a  $7.0  million increase of sales of other
U.S. products to $144.5 million.  The   increase  in  U.S.  chicken   sales was
primarily due to a 14.0% increase in dressed pounds produced primarily as a result of the Company's expansion of existing facilities and the purchase of poultry producing assets capable of producing 650,000 chickens per week from Green Acre Foods, Inc. on April 15, 1997, offset partially by a 2.7% decrease
in  total revenue   per   dressed  pound  produced.   The increase in Mexican
chicken sales was primarily due to a 25.5% increase  in  total  revenue per
dressed   pound  partially  offset  by  a  3.9% decrease in  dressed  pounds produced resulting from management's decision  in  fiscal  1996 to reduce
production  due  to  the  recession  in Mexico.   Increased revenue per dressed
pound produced in Mexico was primarily  the result of higher   sales  prices as
well as  generally improved economic conditions in Mexico compared to the prior
year.   The  increase in sales of other  domestic  products  was   primarily
the result  of  increased  sales  of  the company's chicken by-products group.

   COST OF SALES. Consolidated cost of sales was $1.2 billion in fiscal 1997, an increase of $94.5 million, or 8.8%, over fiscal 1996. The increase primarily resulted from a $91.7 million increase in cost of sales of U.S. operations, and a $2.8 million increase in the cost of sales in Mexican operations. The cost of sales increase in U.S. operations of $91.7 million was due to a 14.0% increase in dressed pounds produced and increased production of higher cost and margin products in prepared foods, partially offset by a decrease in feed ingredient cost when compared to fiscal 1996. The $2.8 million cost of sales increase in Mexican operations was primarily due to a 5.4% increase in average costs of sales per pound partially offset by a 3.9% decrease in dressed pounds produced. The increase in average costs of sales per pound was primarily the result of cost adjusting upward due to generally improved economic conditions in Mexico compared to the prior year offset partially by lower feed ingredient cost experienced in the period.

    GROSS PROFIT.  Gross profit as a percentage of sales increased to  9.0% in
fiscal 1997 from 6.2% in  fiscal  1996.   The  increased  gross profit resulted
mainly  from   significantly higher margins in Mexico.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Consolidated selling, general and administrative expenses were $50.6 million in fiscal 1997, and $49.1 million in fiscal 1996. Consolidated selling, general and administrative expenses as a percentage of sales decreased in fiscal 1997 to 4.0% compared to  4.3%  in
fiscal  1996.   The  decrease  in selling, general and administrative expenses as a percent  of  sales  was  primarily  due to increased  sales, while selling,
general and administrative   expenses  remained  relatively constant.

    OPERATING INCOME.   Consolidated  operating income  was  $63.9 million for
fiscal 1997, an increase of $42.4 million, or 197.13% when compared to fiscal 1996, resulting from higher margins experienced in the Mexican operations.

    INTEREST EXPENSE. Consolidated net interest expense increased slightly to $22.1 million, or 2.5% in fiscal 1997, when compared to $21.5 million in
fiscal  1996,  due   to slightly    higher    levels   of   outstanding
indebtedness  in  1997.   As  a  percentage  of sales, however, interest
expense  decreased to 1.7% in fiscal 1997 compared to 1.9%  in fiscal 1996.

    MISCELLANEOUS EXPENSE.  Consolidated miscellaneous,  net,  a  component   of
"Other Expense (Income)", was ($2.4) million in fiscal 1997 and includes a
$2.2 million final settlement of claims resulting from the January 8, 1992 fire at the Company's prepared foods plant in Mt. Pleasant, Texas.

    INCOME  TAX  EXPENSE.   Consolidated income tax  expense in fiscal 1997
decreased to $2.8 million compared to an expense of $4.6 million in fiscal 1996. The lower consolidated income tax expense in contrast to higher consolidated income resulted from increased Mexican earnings that are not currently subject to income taxes.

FISCAL 1996 COMPARED TO FISCAL 1995:

    NET SALES.   Consolidated  net  sales  were $1.14  billion  for fiscal 1996, an increase of $207.5 million, or 22.3%, over fiscal 1995. The increase in consolidated net sales resulted from a $102.6 million increase in U.S. chicken
sales  to   $773.7  million,  a  $68.6  million increase in Mexican  chicken sales  to  $228.1 million  and  a $36.3 million increase in sales of other
domestic  products  to $137.5 million.  The   increase   in  U.S.  chicken
sales was primarily  due  to a  7.7%  increase  in  total revenue per dressed
pound  produced and a 7.0% increase  in  dressed  pounds  produced.    The
increase in Mexican chicken sales was primarily due to a 35.6% increase in Mexican dressed pounds produced and a 5.5% increase in total revenue per
dressed  pound.  The  increase  in Mexican   dressed   pounds   produced
resulted primarily from the July 5, 1995 acquisition of five chicken companies located near Queretaro, Mexico. The increase in sales of other domestic products was primarily the result of increased sales of the Company's chicken by-products group and higher sales prices for table eggs. Increased revenues per dressed pound produced both in the U.S. and in Mexico were primarily the result of higher sales prices caused by the chicken markets adjusting to higher feed ingredient cost.

    COST OF SALES. Consolidated cost of sales was $1.07 billion in fiscal 1996, an increase of $211.0 million, or 24.6%, over fiscal 1995. The increase primarily resulted from a $150.8 million increase in cost of sales of U.S. operations, and a $60.2 million increase in the cost of sales in Mexican operations. The cost of sales increase in U.S. operations of $150.8 million was due to a 41.5% increase in feed ingredient costs, a 7.0% increase in dressed pounds produced and increased production of higher cost and margin products in prepared foods. Since the fiscal 1995 year end, feed ingredient costs increased substantially due to lower  crop  yields in the
1995 harvest season.  Beginning in July  1996, feed ingredient prices declined
significantly  due to a favorable crop harvest.   The  $60.2  million  cost  of
sales increase in Mexican operations was primarily due  to  a 35.6%  increase in dressed pounds produced and  a  7.0% increase in average costs of sales per
pound.   The  increase  in average costs  of  sales  per  pound was primarily the result of a 37.2% increase in feed ingredient costs resulting from the reasons discussed above.

    GROSS PROFIT.  Gross profit as a percentage of sales decreased to 6.2% in
fiscal 1996 from 8.0%  in  fiscal  1995.   The  decreased  gross profit as a
percentage of sales resulted mainly from increased costs of sales due to higher feed ingredient prices experienced in fiscal 1996.

    SELLING, GENERAL AND  ADMINISTRATIVE EXPENSES.   Consolidated selling,
general and administrative expenses were $49.1 million in fiscal 1996 and $49.2 million in fiscal 1995. Consolidated selling, general and administrative expenses as a percentage of sales decreased in fiscal 1996 to 4.3% compared to 5.3% in fiscal 1995.

    OPERATING INCOME. Consolidated operating income was $21.5 million for fiscal 1996, a decrease of $3.4 million, when compared to fiscal 1995, resulting primarily from higher feed ingredient cost.

    INTEREST  EXPENSE.   Consolidated    net interest  expense  was  $21.5
million in fiscal 1996, an increase of $4.1 million, or 23.2%, when compared to fiscal 1995. This increase was due to higher outstanding debt levels resulting primarily from expansions in the U.S. and the prior year acquisitions in Mexico, offset slightly by lower interest rates when compared to fiscal 1995.

    INCOME TAX EXPENSE. Consolidated income tax expense in fiscal 1996 was $4.6 million compared to a consolidated income tax expense of $10.1 million in fiscal 1995. Consolidated income tax expense is significantly in excess of the amount computed at the statutory U.S. income tax rate due to the non-deductibility of Mexican losses in the U.S. in both fiscal 1996 and fiscal 1995. The decrease in consolidated income tax expense in fiscal 1996 compared to fiscal 1995 primarily resulted from the $13.6 million decrease in income
before income  taxes and  extraordinary   charges   for   domestic operations
in  fiscal  1996 compared to fiscal 1995.

    EXTRAORDINARY  CHARGE.   The  extraordinary charge-early repayment of debt
in the amount of $2.8 million, net of tax, was incurred while refinancing certain debt at a lower interest rate, which will result in long-term interest expense reductions.

LIQUIDITY AND CAPITAL RESOURCES:

    At   September  27,  1997,  the   Company's working  capital   was  $133.5
million and a current ratio was 2.14 to 1 compared with working capital of $88.5 million and a current ratio of 1.63 to 1 at September 28, 1996. The increases in working capital and current ratio from September 28, 1996 to September 27, 1997 were due primarily to income from operations.

    Trade  accounts  and other receivables were $78.0 million at September  27,
1997,  a $12.1 million increase from September 28, 1996.   The 18.3%  increase
was due primarily to increased sales volumes.  Inventories were $146.2 million
at September 27,  1997   compared  to  $136.9 million  at  September  28, 1996.
The $9.3 million increase between September 28, 1996 to September 27, 1997 was due primarily to larger inventories from the inclusion of recently acquired production capabilities from Green Acre Foods, Inc., offset partially by the reduction of feed costs in inventories.

    Capital expenditures for fiscal 1997 were $50.2 million and were incurred primarily to acquire or expand production capacities in the U.S., improve efficiencies, reduce costs and for the routine replacement of equipment.
The Company   anticipates   that   it   will  spend approximately   $55.0
million   for   capital expenditures in fiscal year 1998 and expects to finance
such   expenditures   with  available operating  cash flows and long-term
financing.

    Capital  expenditures   include  the  Company's April 15, 1997, acquisition
of certain chicken producing assets of Green Acre Foods, Inc., an integrated poultry producer located in the Center and Nacogdoches area of East Texas. These assets are capable of producing 650,000 chickens per week.

    Cash flows provided by operating activities were $49.6 million, $11.4 million and $32.7 million in fiscal 1997, 1996 and 1995, respectively.
The significant increase in cash flows provided by operating activities for fiscal 1997 when compared to fiscal 1996 was due primarily to net income
for fiscal 1997 compared to a net loss in fiscal 1996.   The decrease in cash
flows provided by operating activities between fiscal 1996 and fiscal 1995 was primarily caused by increased inventories resulting from higher feed costs in fiscal 1996.

    Cash flows provided by financing activities were $348,000, $27.3 million and $40.2 million in fiscal 1997, 1996 and 1995, respectively. The cash provided by financing activities primarily reflects the net proceeds from notes payable and long-term financing and debt retirements.

    At September  27, 1997, the Company's stockholder's equity increased to
$182.5 million from $143.1  million  at  September 28, 1996.   Total debt to
capitalization  decreased to 56.4%  at  September  27,  1997  compared to 62.1%
at  September  28,  1996.   The  Company maintains  $110  million  in  revolving
credit facilities and $45 million in secured term borrowing facilities. The credit facilities provide for interest at rates ranging from LIBOR plus one and three-quarters percent to LIBOR plus two percent and are secured by inventory, trade accounts receivable and fixed assets. At September 27, 1997, $102 million was available under the revolving credit facilities and $25 million was available under the term borrowing facilities.

    The Company's deferred  income  taxes  have resulted  primarily  from the Company's use of the  cash  method  of  accounting  for  periods before
July  2,  1988.   The  "Omnibus  Budget Reconciliation  Act of 1987"  required certain family-owned farming businesses to switch to the accrual method of accounting and provided that such corporations establish a suspense account in lieu of taking the adjustment into taxable income currently. "The Taxpayer
Relief Act  of  1997"  requires   that  this  suspense account be taken into
income ratably over 20 years beginning in fiscal 1997, however, any remaining balance in the suspense account will be accelerated if the Company
ceases  to  be family-owned  corporation.    A  "family-owned" corporation is
one in which at least 50 percent of the total combined voting power of all classes of stock of the corporation are owned by members of the same family. The Company believes that it will remain a family owned corporation for the foreseeable future.


IMPACT OF MEXICAN PESO DEVALUATION:

    In December 1994, the Mexican government changed its policy of defending the peso against the U.S. dollar and allowed it to float freely on the currency markets. These events resulted in the Mexican peso exchange rate declining from
3.39 to 1 U.S. dollar at October 1, 1994 to a low of 8.50 at October 28, 1997. The decline in the Mexican peso exchange rate affected the Company's operations directly and indirectly as a result of the related economic recession in Mexico in fiscal 1995. Similarly, the Company's results of operations were adversely affected by the continuation of the economic recession in Mexico in fiscal 1996. On December 3, 1997 the Mexican peso closed at 8.13 to 1 U.S. dollar. No assurance can be given as to the future valuation of the Mexican peso and further movement in the Mexican peso could affect future earnings positively or negatively.

IMPACT OF INFLATION:

    Due to moderate inflation and the Company's rapid inventory turnover rate, the results of operations have not been adversely affected by inflation during the past three-year period.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements together with the report of independent auditors, and financial statement schedules are included on pages 36 through 49 of this document. Financial statement schedules other than those included herein have been omitted because the required information is contained in the consolidated financial statements or related notes, or such information is not applicable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       NOT APPLICABLE

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

       Reference is made to "Election of Directors" on pages 3 through 5 of Registrant's Proxy Statement for its 1998 Annual Meeting of Stockholders, which section is incorporated herein by reference.

       Reference is made to "Compliance with Section 16(a) of the Exchange Act" on page 9 of Registrant's Proxy Statement for its 1998 Annual Meeting of Stockholders, which section is incorporated herein by reference.

  ITEM 11. EXECUTIVE COMPENSATION

  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Information responsive to Items 11, 12 and 13 is incorporated by reference from sections entitled "Security Ownership", "Election of Directors", "Executive Compensation", and "Certain Transactions" of the Registrant's Proxy Statement for its 1998 Annual Meeting of Stockholders.


PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) The financial statements listed in the accompanying index to financial statements and schedules are filed as part of this report.

   (2) No schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are required under the related instructions or are applicable and therefore have been omitted.

   (3)  Exhibits

Exhibit
NUMBER

2.1 Agreement and Plan of Reorganization dated September 15, 1986, by and among Pilgrim's Pride Corporation, a Texas corporation; Pilgrim's Pride Corporation, a Delaware corporation; and Doris Pilgrim Julian, Aubrey Hal Pilgrim, Paulette Pilgrim Rolston, Evanne Pilgrim, Lonnie "Bo" Pilgrim, Lonnie Ken Pilgrim, Greta Pilgrim Owens and Patrick Wayne Pilgrim (incorporated by reference from Exhibit 2.1 to the Company's Registration Statement on Form S-1 (No. 33-8805) effective November 14, 1986).
3.1 Certificate of Incorporation of the Company (incorporated by reference from Exhibit 3.1 of the Company's Registration Statement on Form S-1 (No.33-8805) effective November 14, 1986).
3.2 Amended and Restated Corporate Bylaws of Pilgrim's Pride Corporation, a Delaware Corporation, effective December 4, 1996 (incorporated by reference from Exhibit 3.3 of the Company's Quarterly Report on Form 10-Q for the three months ended March 29, 1997).
4.1 Certificate of Incorporation of the Company (incorporated by reference from Exhibit 3.1 of the Company's Registration Statement on Form S-1
      (No. 33-8805) effective November 14, 1986).
4.2 Amended and Restated Corporate Bylaws of Pilgrim's Pride Corporation, a Delaware Corporation, effective December 4, 1996 (incorporated by reference from Exhibit 3.3 of the Company's Quarterly Report on Form 10-Q for the three months ended March 29, 1997).
4.3 Specimen Certificate for shares of Common Stock, par value $.01 per share, of the Company (incorporated by reference from Exhibit 4.6 of the Company's Form 8 filed on July 1, 1992).
4.4 Form of Indenture between the Company and Ameritrust Texas National Association relating to the Company's 10 7/8% Senior Subordinated Notes Due 2003 (incorporated by reference from Exhibit 4.6 of the Company's Registration Statement on Form S-1 (No.33-59626) filed on March 16, 1993).
4.5 Form of 10 7/8% Senior Subordinated Note Due 2003 (incorporated by reference from Exhibit 4.8 of the Company's Registration Statement on Form S-1 (No. 33-61160) filed on June 16, 1993).
10.1 Pilgrim's Industries, Inc. Profit Sharing Retirement Plan, restated as of July 1, 1987 (incorporated by reference from Exhibit 10.1 of the Company's Form 8 filed on July 1, 1992).
10.2 Bonus Plan of the Company (incorporated by reference from Exhibit 10.2 to the Company's Registration Statement on Form S-1 (No.33-8805) effective November 14, 1986).
10.3 Stock Purchase Agreement dated May 12, 1992, between the Company and Archer Daniels Midland Company (incorporated by reference from
      Exhibit 10.45 of the Company's Form 10-K for the year ended September 26,
      1992).
10.4 Employee Stock Investment Plan of the Company (incorporated by reference from Exhibit 10.28 of the Company's Registration Statement on Form S-1 (No. 33-21057) effective May 2, 1988).
10.5 Promissory Note dated September 20, 1990, by and between the Company and Hibernia National Bank of Texas (incorporated by reference from Exhibit 10.42 of the Company's Form 8 filed on July 1, 1992).
10.6  Loan Agreement dated October 16, 1990, by and among the Company,
      Lonnie "Bo" Pilgrim and North Texas Production Credit Association, with related Variable Rate Term Promissory Note and Deed of Trust (incorporated by reference from Exhibit 10.43 of the Company's Form 8 filed on July 1,
      1992).
10.7 Secured Credit Agreement dated May 27, 1993, by and among the Company and Harris Trust and Savings Bank, and FBS AG Credit, Inc., Internationale Nederlanden Bank, N.V., Boatmen's First National Bank of Kansas City, and First Interstate Bank of Texas, N.A. (incorporated by reference from
      Exhibit 10.31 of the Company's Registration Statement on Form S-1
      (No. 33-61160) filed on June 16, 1993).
10.8 First Amendment to Secured Credit Agreement dated June 30, 1994 to the Secured Credit Agreement dated May 27, 1993, by and among the Company and Harris Trust and Savings Bank, and FBS AG Credit, Inc., Internationale Nederlanden Bank N.V., Boatmen's First National Bank of Kansas City and First Interstate Bank of Texas, N.A. (incorporated by reference from
      Exhibit 10.33 of the Company's annual report on Form 10-K for the fiscal year ended September 28, 1996).
10.9 Second Amendment to Secured Credit Agreement dated December 6, 1994 to the Secured Credit Agreement dated May 27, 1993, by and among the Company and Harris Trust and Savings Bank, and FBS AG Credit, Inc., Internationale Nederlanden Bank N.V., Boatmen's First National Bank of Kansas City and First Interstate Bank of Texas, N.A. (incorporated by reference from
      Exhibit 10.36 of the Company's annual report on Form 10-K for the fiscal year ended September 28, 1996).
10.10 Third Amendment to Secured Credit Agreement dated June 30, 1995 to the Secured Credit Agreement dated May 27, 1993, by and among the Company and Harris Trust and Savings Bank, and FBS AG Credit, Inc., Internationale Nederlanden Bank N.V., (incorporated by reference from Exhibit 10.37 of the Company's annual report of Form 10-K for the fiscal year ended September 28, 1996).
10.11 Second Amended and Restated Loan and Security Agreement dated July 31, 1995, by and among the Company, the banks party thereto and Creditanstalt-Bankverein, as agent (incorporated by reference from Exhibit 10.38 of the Company's annual report on Form 10-K for the fiscal year ended
      September 28, 1996).
10.12 Revolving Credit Loan Agreement dated March 27, 1995 by and among the Company and Agricultural Production Credit Association (incorporated by reference from Exhibit 10.39 of the Company's annual report on Form 10-K for the fiscal year ended September 28, 1996).
10.13 First Supplement to Revolving Credit Loan Agreement dated July 6, 1995 by and among the Company and Agricultural Production Credit Association (incorporated by reference from Exhibit 10.40 of the Company's annual report on Form 10-K for the fiscal year ended September 28, 1996).
10.14 Credit Agreement dated as of January 31, 1996 is entered into among Pilgrim's Pride, S.A. de C.V., and Internationale Nederlanden (U.S.) Capital Corporation, Pilgrim's Pride Corporation, Avicola Pilgrim's
      Pride de Mexico, S.A. de C.V., Compania Incubadora Avicola Pilgrim's Pride, S.A. de C.V., Productora Y Distribuidora de Alimentos, S.A. de C.V., Immobiliaria Avicola Pilgrim's Pride, S. De R.L. de C.V. and C.I.A. Incubadora Hidalgo, S.A. de C.V. (incorporated by reference from
      Exhibit 10.42 of the Company's annual report on Form 10-K for the fiscal year ended September 28, 1996).
10.15 Fourth Amendment to Secured Credit Agreement dated June 6, 1996 to the Secured Credit Agreement dated May 27, 1993, by and among the Company and Harris Trust and Savings Bank, and FBS AG Credit, Inc., Internationale Nederlanden Bank N.V., successor to First Interstate Bank of Texas., N.A. (incorporated by reference from Exhibit 10.43 of the Company's annual report on Form 10-K for the fiscal year ended September 28, 1996).
10.16 Second Supplement to Revolving Credit Loan Agreement dated June 28,
      1996 by and among the Company and Agricultural Production Credit Association (incorporated by reference from Exhibit 10.44 of the Company's annual report on Form 10-K for the fiscal year ended September 28, 1996).
10.17 Third Supplement to Revolving Credit Loan Agreement dated August 22,
      1996 by and among the Company and Agricultural Production Credit Association (incorporated by reference from Exhibit 10.45 of the Company's annual report on Form 10-K for the fiscal year ended September 28, 1996).
10.18 Note Purchase Agreement dated April 14, 1997 by and between John
      Hancock Mutual Life Insurance Company and Signature 1A (Cayman), Ltd. and the Company (incorporated by reference from Exhibit 10.46 of the Company's Quarterly Report on Form 10-Q for the three months ended March 29, 1997).
10.19 Guaranty Fee Agreement between Pilgrim's Pride Corporation and Certain Shareholders dated November 28, 1996 (incorporated by reference from
      Exhibit 10.47 of the Company's Quarterly Report on Form 10-Q for the three months ended March 29, 1997).
10.20 Aircraft Lease Extension Agreement between B.P. Leasing Co., (L.A. Pilgrim, Individually) and Pilgrim's Pride Corporation, (formerly Pilgrim's Industries, Inc.) effective November 15, 1992 (incorporated by reference from Exhibit 10.48 of the Company's Quarterly Report on Form 10-Q for the three months ended March 29, 1997).
10.21 Broiler Grower Contract dated May 6, 1997 between Pilgrim's Pride Corporation and Lonnie "Bo" Pilgrim (Farm 30) (incorporated by reference from Exhibit 10.49 of the Company's Quarterly Report on Form 10- for the three months ended March 29, 1997).
10.22 Commercial Egg Grower Contract dated May 7, 1997 between Pilgrim's
      Pride Corporation and Pilgrim Poultry G.P. (incorporated by reference from
      Exhibit 10.50 of the Company's Quarterly Report on Form 10-Q for the three months ended March 29, 1997).
10.23 Agreement dated October 15, 1996 between Pilgrim's Pride Corporation and Pilgrim Poultry G.P. (incorporated by reference from Exhibit 10.51 of the Company's Quarterly Report on Form 10-Q for the three months ended March 29, 1997).
10.24 Heavy Breeder Contract dated May 7, 1997 between Pilgrim's Pride Corporation and Lonnie "Bo" Pilgrim (Farms 44, 45 & 46) (incorporated by reference from Exhibit 10.51 of the Company's Quarterly Report on Form 10-Q for the three months ended March 29, 1997).
10.25 Broiler Grower Contract dated January 9, 1997 by and between Pilgrim's Pride and O.B. Goolsby, Jr. (incorporated by reference from Exhibit 10.25 of the Company's Registration Statement on Form S-1 (No. 333-29163) effective June 27, 1997).
10.26 Broiler Grower Contract dated January 15, 1997 by and between
      Pilgrim's Pride Corporation and B.J.M. Farms. (incorporated by reference from Exhibit 10.26 of the Company's Registration Statement on Form S-1 (No. 333-29163) effective June 27, 1997).
10.27 Broiler Grower Agreement dated January 29, 1997 by and between
      Pilgrim's Pride Corporation and Clifford E. Butler (incorporated by reference from Exhibit 10.27 of the Company's Registration Statement on Form S-1 (No. 333-29163) effective June 27, 1997).
10.28 Secured Term Credit Agreement dated June 5, 1997 by and among
      Pilgrim's Pride Corporation and Harris Trust and Savings Bank, and FBS AG Credit, Inc., CoBank, ACB, ING (U.S.) Capital Corporation, Wells Fargo Bank(Texas) and N.A., Caisse National de Credit Agricole, Chicago Branch.*
10.29 Amended and Restated Secured Credit Agreement dated August 11, 1997 to the Secured Credit Agreement dated May 27, 1993 by and among the Company and Harris Trust and Savings Bank, and FBS AG Credit, Inc., CoBank, ACB, ING (U.S.) Capital Corporation, Wells Fargo Bank (Texas) and N.A., Caisse National de Credit Agricole, Chicago Branch.*
10.30 Second Amendment to Second Amended and Restated Loan and Security Agreement dated September 18, 1997 by and among the Company, the banks party thereto and Creditanstalt-Bankverein, as agent.*
10.31 Guaranty Fee Agreement between Pilgrim's Pride Corporation and Certain Shareholders dated July 23, 1997.*
21.1  Subsidiaries of Registrant.*
23.1  Consent of Ernst & Young LLP.*
*    Filed herewith



SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of December 1997.

                                   PILGRIM'S  PRIDE CORPORATION


                                   By:   \s\ Richard A. Cogdill

                                   Richard A. Cogdill
                                   Chief Financial Officer
                                   Secretary and Treasurer

Pursuant  to  the  requirements  of  the Securities  Exchange  Act  of 1934,
this report  has  been  signed below  by  the following  persons  on   behalf of
the Registrant and in the capacities  and on the date indicated.

SIGNATURE                      TITLE                                 DATE

\s\ Lonnie "Bo Pilgrim
________________________      Chairman of the Board              12/12/97
Lonnie "Bo" Pilgrim           of Directors and Chief
                              Executive Officer
                              (Principal Executive Officer)
\s\ Clifford E. Butler
_______________________       Vice Chairman of the               12/12/97
Clifford E. Butler            Board of Directors,
                              Executive President

\s\ Lindy M. "Buddy" Pilgrim
________________________      President and                      12/12/97
Lindy M. "Buddy" Pilgrim      Chief Operating Officer and
                              Director

\s\ Robert L. Hendrix
_______________________       Executive  Vice President          12/12/97
Robert L. Hendrix             Operations and
                              Director

\s\ James J. Miner
_______________________       Senior Vice President              12/12/97
James J. Miner                Technical Services and
                              Director

\s\ Lonnie Ken Pilgrim
_______________________       Senior Vice President and          12/12/97
Lonnie Ken Pilgrim            Director


\s\ Charles L. Black
_______________________       Director                           12/12/97
Charles L. Black



_______________________       Director                          12/12/97
Robert E. Hilgenfeld



_______________________       Director                          12/12/97
Vance C. Miller



______________________        Director                          12/12/97
James J. Vetter, Jr.



_______________________       Director                          12/12/97
Donald L. Wass

REPORT OF INDEPENDENT AUDITORS

Stockholders and Board of Directors
Pilgrim's Pride Corporation

We have audited the accompanying consolidated balance sheets of Pilgrim's Pride Corporation and subsidiaries at September 27, 1997 and September 28, 1996 and the related consolidated statements of income (loss), stockholders' equity and cash flows for each of the three years in the period ended September 27, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to  above present fairly, in
all material respects,  the  consolidated financial   position   of   Pilgrim's
Pride Corporation and subsidiaries at September 27, 1997 and September 28, 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 27, 1997 in conformity with generally accepted accounting principles.

                                          ERNST & YOUNG LLP

                                           \s\ Ernst & Young LLP
Dallas, Texas
November 5, 1997

             C  O N S O L I D A T E D   B A L A N C E   S H E E T S

                 PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES

                                                        YEARS ENDED
                                               SEPTEMBER           SEPTEMBER
                                                27, 1997            28, 1996
ASSETS                                                 (IN THOUSANDS)
Current Assets
 Cash and cash equivalents                      $ 20,338            $ 18,040
 Trade accounts and other receivables,
  less allowance for doubtful accounts            77,967              65,887
 Inventories                                     146,180             136,866
 Deferred income taxes                             3,998               6,801
 Prepaid expenses                                  2,353                 907
 Other current assets                                311                 757
   Total Current Assets                          251,147             229,258
OTHER ASSETS                                      18,094              18,827
PROPERTY, PLANT AND EQUIPMENT
 Land                                             25,737              19,818
 Buildings, machinery and equipment              436,783             409,191
 Autos and trucks                                 33,278              32,503
 Construction-in-progress                         14,863               5,160
                                                 510,661             466,672
 Less accumulated depreciation                   200,778             178,035
                                                 309,883             288,637
                                                $579,124            $536,722

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
 Notes payable to banks                         $      -            $ 27,000
 Accounts payable                                 71,225              71,354
 Accrued expenses                                 34,784              33,599
 Current maturities of long-term debt             11,596               8,850
 Total Current Liabilities                       117,605             140,803
LONG-TERM DEBT, less current maturities          224,743             198,334
DEFERRED INCOME TAX                               53,418              53,608
MINORITY INTEREST IN SUBSIDIARY                      842                 842
COMMITMENTS AND CONTINGENCIES                          -                   -
STOCKHOLDERS' EQUITY
 Preferred stock, $.01 par value,
  authorized 5,000,000 shares; none issued             -                   -
 Common stock, $.01 par value,
  authorized 45,000,000 shares;
  27,589,250 issued and outstanding
  in 1997 and 1996                                    276                276
 Additional paid-in capital                        79,763             79,763
 Retained earnings                                102,477             63,096
   Total Stockholders' Equity                     182,516            143,135
                                                 $579,124           $536,722
See Notes to Consolidated Financial Statements

C O N S O L I D A T E D   S T A T E M E N T S   O F   I N C O M E   ( L O S S )
                 PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES


                                            YEARS ENDED
                            SEPTEMBER          SEPTEMBER            SEPTEMBER
                            27, 1997            28, 1996             30, 1995
                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)

NET SALES                  $1,277,649         $1,139,310             $931,806
COSTS AND EXPENSES:
Cost of sales               1,163,152          1,068,670              857,662
Selling, general
 and administrative            50,603             49,136               49,214

                            1,213,755          1,117,806              906,876

Operating Income               63,894             21,504               24,930

OTHER EXPENSES (INCOME):
Interest expense, net          22,075             21,539               17,483
Foreign exchange loss             434              1,275                5,605
Miscellaneous, net             (2,439)            (1,357)                (249)

                               20,070             21,457               22,839

INCOME BEFORE INCOME TAXES
AND EXTRAORDINARY CHARGE       43,824                 47                2,091
Income tax expense              2,788              4,551               10,058
Net income (loss) before
 extraordinary charge          41,036             (4,504)              (7,967)

EXTRAORDINARY CHARGE-EARLY
 REPAYMENT OF DEBT, NET OF TAX      -             (2,780)                   -

NET INCOME (LOSS)             $41,036            $(7,284)             $(7,967)

Net income (loss) per common
 share before extraordinary
 charge                         $1.49             $(0.16)              $(0.29)
Extraordinary charge per
 common share                       -              (0.10)                   -

NET INCOME (LOSS)
 PER COMMON SHARE               $1.49             $(0.26)              $(0.29)

                 See Notes to Consolidated Financial Statements.




             C O N S O L I D A T E D   S T A T E M E N T S   O F
                   S T O C K H O L D E R S '  E Q U I T Y
                 PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES


                   NUMBER                 ADDITIONAL
                     OF         COMMON      PAID-IN      RETAINED
                   SHARES       STOCK       CAPITAL      EARNINGS       TOTAL
                          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Balance at October 1, 1994
                27,589,250       $276       $79,763        $81,657    $161,696

Net loss for year                                           (7,967)     (7,967)
Cash dividends declared
 ($.06 per share)                                           (1,655)     (1,655)

Balance at September 30, 1995
                 27,589,250       276        79,763         72,035     152,074

Net loss for year                                           (7,284)     (7,284)
Cash dividends declared
 ($.06 per share)                                           (1,655)     (1,655)

Balance at September 28, 1996
                 27,589,250       276        79,763          63,096    143,135

Net income for year                                          41,036     41,036
Cash dividends declared
 ($.06 per share)                                            (1,655)    (1,655)

Balance at September 27, 1997
                 27,589,250      $276       $79,763        $102,477   $182,516

See Notes to Consolidated Financial Statements



    C O N S O L I D A T E D  S T A T E M E N T S  O F   C A S H   F L O W S
                 PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES

                                                      YEARS ENDED
                                      SEPTEMBER        SEPTEMBER     SEPTEMBER
                                       27, 1997         28, 1996      30, 1995
                                                     (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                      $ 41,036         $ (7,284)     $ (7,967)
Adjustments to reconcile net income
 (loss) to cash provided by operating
 activities:
 Depreciation and amortization           29,796           28,024        26,127
 (Gain) loss on property disposals          874             (211)         (263)
 Provision for doubtful accounts            (60)           1,003         1,133
 Deferred income taxes                    2,613             (354)        3,785
 Extraordinary charge                         -            4,587             -
Changes in operating assets
 and liabilities:
 Accounts and other receivables         (15,213)          (6,858)       (3,370)
 Inventories                             (9,314)         (24,830)       (4,336)
 Prepaid expenses                          (999)            (674)        1,066
 Accounts payable and accrued expenses    1,056           18,165        15,249
 Other                                     (174)            (177)        1,288
Net Cash Flows Provided by
 Operating Activitie                     49,615           11,391        32,712
INVESTING ACTIVITIES:
 Acquisitions of property,
  plant and equipment                   (50,231)         (34,314)      (35,194)
 Business acquisitions                        -                -       (36,178)
 Proceeds from property disposal          3,853            1,468           541
 Other, net                              (1,291)             312          (758)
Net Cash Used in Investing Activities   (47,669)         (32,534)      (71,589)
FINANCING ACTIVITIES:
 Proceeds from notes payable to banks    68,500           91,000        15,000
 Repayments on notes payable to banks   (95,500)         (77,000)       (2,000)
 Proceeds from long-term debt            39,030           51,028        45,030
 Payments on long-term debt             (10,027)         (32,140)      (16,202)
 Cash dividends paid                     (1,655)          (1,655)       (1,655)
 Extraordinary charge, cash items             -           (3,920)            -
Net Cash Provided by Financing Activities   348           27,313        40,173
EFFECT OF EXCHANGE RATE CHANGES
 ON CASH AND CASH EQUIVALENTS:                4              (22)         (648)
 Increase in cash and cash equivalents    2,298            6,148           648
 Cash and cash equivalents at
  beginning of year                      18,040           11,892        11,244
CASH AND CASH EQUIVALENTS
 AT END OF YEAR:                        $20,338          $18,040       $11,892
SUPPLEMENTAL DISCLOSURE INFORMATION:
 Cash paid during the year for:
  Interest (net of amount capitalized)  $22,026          $20,310       $16,764
  Income taxes                          $ 2,021           $4,829        $5,128

See Notes to Consolidated Financial Statements.

N O T E S  T O  C O N S O L I D A T E D  F I N A N C I A L  S T A T E M E N T S
                  Pilgrim's Pride Corporation and Subsidiaries

NOTE A - BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Pilgrim's Pride Corporation ("the Company") is a vertically integrated producer of chicken products, controlling the breeding, hatching and growing of chickens and the processing, preparation and packaging of its product lines. The Company is the fourth largest producer of chicken in the United States, with production and distribution facilities located in Texas, Arkansas, Oklahoma and Arizona, and one of the two largest producers of chicken in Mexico, with production and distribution facilities located in Mexico City and the states of Coahuila, San Louis Potosi, Queretaro and Hidalgo. The Company's chicken products consist primarily of prepared foods, which include portion-controlled breast fillets, tenderloins and strips, formed nuggets and patties and bone-in chicken parts, fresh foodservice chicken, prepackaged chicken, and bulk packaged chicken.

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

    CASH EQUIVALENTS: The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

    ACCOUNTS RECEIVABLE: The Company does not believe it has significant concentrations of credit risk in its accounts receivable, which are generally unsecured. Credit evaluations are performed on all significant customers and updated as circumstances dictate. Allowances for doubtful accounts were $3.8 million and $4.0 million at September 27, 1997 and September 28, 1996, respectively.

    INVENTORIES: Live chicken inventories are stated at the lower of cost or market and breeder hens at the lower of cost, less accumulated amortization, or market. The costs associated with breeder hens are accumulated up to the production stage and amortized over the productive lives using the straight-line method. Finished chicken products, feed, eggs and other inventories are stated at the lower of cost (first-in, first-out method) or
market.   Occasionally,  the Company  hedges  a  portion  of  its  purchases of major feed ingredients using futures contracts to minimize the risk of adverse price fluctuations. Gains and losses on the hedge transactions are deferred and recognized as a component of cost of sales when products are sold.

    PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment is stated at cost. For financial reporting purposes, depreciation is computed using the straight-line method over the estimated useful lives of these assets. Depreciation expense was $28.7 million, $26.8 million and $24.8 million in 1997, 1996 and 1995, respectively.

    NET INCOME (LOSS) PER COMMON SHARE: Net income (loss) per share is based on the weighted average shares of common stock outstanding during the year. The weighted average number of shares outstanding was 27,589,250 in all periods.

    In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE (SFAS
128), which the Company will be required to initially adopt in the first quarter of 1998. The adoption of SFAS 128 will have no impact on its reporting of earnings per share.

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

NOTE B - INVENTORIES

    Inventories consist of the following:

                                       YEARS ENDED
                           SEPTEMBER 27,              SEPTEMBER 28,
                                 1997                       1996
                                        (IN THOUSANDS)
Live chickens and hens           $68,034                    $66,248
Feed, eggs and other              43,878                     39,804
Finished chicken products         34,268                     30,814
                                $146,180                   $136,866

NOTE C - NOTES  PAYABLE AND LONG-TERM DEBT

    The Company maintains a $110 million in revolving credit facilities and $45 million in secured term borrowing facilities. These credit facilities provide for interest at rates ranging from LIBOR plus one and three-quarters percent to LIBOR plus two percent and are secured by inventory, trade accounts receivable and fixed assets. At September 27, 1997, $102 million was available under the revolving credit facilities and $25 million was available under the term borrowing facilities.

    The table below sets forth maturities on long-term debt during the next five years.

          YEAR              AMOUNT
             (in thousands)
          1998             $11,596
          1999              11,630
          2000              11,799
          2001              11,942
          2002              12,201

    During  1996,  the  Company  retired  certain  debt  prior to its scheduled
maturity.   These  repayments  resulted  in  an  extraordinary charge  of  $2.8 million, net of $1.8 million tax benefit.

    The Company is required, by certain provisions of its debt agreements, to maintain minimum levels of working capital and net worth, to limit dividends to a maximum of $1.7 million per year, to maintain various fixed charge, leverage, current and debt-to-equity ratios, and to limit annual capital expenditures. Substantially all of the Company's domestic property, plant an equipment is pledged as collateral on its long-term debt.

    Total interest was $23.4 million in 1997 and 1996, and $19.1 million in 1995. Interest related to new construction capitalized in 1997, 1996 and 1995 was $.5 million, $1.3 million and $.6 million, respectively. The weighted average interest rate on short term borrowings outstanding as of September 28, 1996 was 7.2%

      The fair value of the Company's long-term debt was estimated using quoted market prices, where available. For long-term debt not actively traded, fair values were estimated using discounted cash flow analysis using current market rates for similar types of borrowings.


      Long-term debt and the related fair values consist of the following:

                                                   YEARS ENDED
                                      SEPTEMBER 27, 1997    SEPTEMBER 28, 1996
                                    CARRYING       FAIR     CARRYING      FAIR
                                    AMOUNTS        VALUE    AMOUNTS      VALUE
                                                    (IN THOUSANDS)

Senior subordinated notes due August 1,
2003, interest at 10 7/8% (effective rate of
11/8%) payable in semi-annual installments,
less discount of $882,105 and $1,032,000
in 1997 and 1996, respectively.    $ 99,118     $106,000    $ 98,968  $100,219


Notes payable to an insurance company
at 7.21%, payable in monthly installments
of $455,305 including interest, plus one
final balloon payment at maturity on
February 28, 2006.                   47,065       45,463      48,896    46,063

Notes payable to bank, interest paid
monthly at LIBOR plus 1.8% currently
and 2.0% in both 1997 and 1996, with
quarterly principal payments of
$950,000 in 1997 and 1996 and
$1,000,000 in 1998 and thereafter,
plus one final balloon payment at    40,000        40,000    29,732     29,732
maturity on June 30, 2003.

Notes payable to an agricultural
lender at a rate approximating LIBOR
plus 1.65%, payable in equal monthly
installments including interest through
April 1, 2003.                       28,871         28,871    27,080    27,080

Notes payable to an insurance company,
interest paid monthly at LIBOR plus 2.0%,
with monthly principal payments of $70,899
plus one fixed balloon payment at
maturity on February 28, 2006.       12,478         12,478          -        -


Other notes payable                   8,807          8,589      2,508    2,547
                                    236,339        241,401    207,184  205,641
Less current maturities              11,596                     8,850
                                   $224,743                  $198,334

NOTE D - INCOME TAXES

    Income (loss) before income taxes and extraordinary charge after allocation of certain expenses to foreign operations for 1997, 1996 and 1995 was $15.8 million, $16.3 million and $29.9 million, respectively, for U.S. operations, and $28 million, $(16.3) million and $(27.8) million, respectively, for foreign operations. The provisions for income taxes are based on pretax financial statement income.

    The components of income tax expense (benefit) are set forth below:

                                      YEARS ENDED
               SEPTEMBER                SEPTEMBER                    SEPTEMBER
               27, 1997                 28, 1996                     30, 1995
                                     (IN THOUSANDS)
Current:
Federal          $1 ,113                   $3,005                       $5,215
Foreign              245                      817                          638
State and other   (1,183)                   1,083                          420
                     175                    4,905                        6,273
Deferred:
Reinstatement of
 deferred taxes
 through utilization
 of tax credits
 and net operating
 losses              516                      397                        3,542
Accelerated tax
 depreciation        558                     (195)                         215
Expenses deductible
 in a different year
 for tax and financial
 reporting purposes  841                      238                          411
Other, net           698                     (794)                        (383)
                   2,613                     (354)                       3,785
                 $ 2,788                    $4,551                     $10,058

The following is a reconciliation between the statutory U.S. federal income tax rate and the Company's effective income tax rate.

                                                           YEARS ENDED
                            SEPTEMBER        SEPTEMBER           SEPTEMBER
                             27, 1997         28, 1996            30, 1995
Federal income tax rate         35.0%            35.0%               35.0%
State tax rate, net             (0.8)         1,674.1                40.1
Effect of Mexican loss
 being non- deductible in U.S.      -         6,252.3               411.1
Difference in U.S.
 statutory tax rate
 and Mexican effective
 tax rate                      (27.8)         1,649.3                  -
Other, net                         -              0.2               (5.2)
                                 6.4%         9,610.9%             481.0%

   Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

   Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                   YEARS ENDED
                                    SEPTEMBER 27,               SEPTEMBER 28,
                                         1997                        1996
Deferred tax liabilities:                         (IN THOUSANDS)
     Tax over book depreciation      $  24,584                      $24,027
     Prior use of cash accounting       34,223                       33,418
     Other                                 823                          930
     Total deferred tax liabilities     59,630                       58,375

Deferred tax assets:
     AMT credit carryforward             3,518                        4,034
     Expenses deductible in
      different years                    6,692                        7,534
     Total deferred tax asset           10,210                       11,568
Net deferred tax liabilities           $49,420                      $46,807

   The Company has not provided any U.S. deferred income taxes on the undistributed earnings of its Mexican subsidiaries based upon its determination that such earnings will be indefinitely reinvested. As of September 27, 1997, the cumulative undistributed earnings of these subsidiaries were approximately $54.9 million. If such earnings were not considered indefinitely reinvested, deferred U.S. and foreign income taxes would have been provided, after consideration of estimated foreign tax credits. However, determination of the amount of deferred federal and foreign income taxes is not practical.

     As of September 27, 1997, approximately $3.5 million of alternative minimum tax credits were available to offset future income taxes. All credits have been reflected in the financial statements as a reduction of deferred taxes. As these credits are utilized for tax purposes, deferred taxes will be reinstated.

NOTE E - SAVINGS PLAN

     The Company maintains a Section 401(k) Salary Deferral Plan ("the Plan"). Under the Plan, eligible domestic employees may voluntarily contribute a percentage of their compensation. The Plan provides for a contribution of up to four percent of compensation subject to an overall Company contribution limit of five percent of the U.S. operation income before taxes. Under this plan, the Company's expenses were $2.1 million, $1.8 million and $1.9 million in 1997, 1996 and 1995, respectively.

NOTE F - RELATED PARTY TRANSACTIONS

     The major  stockholder  of  the  Company  owns an egg laying and a chicken
growing  operation.   Transactions  with  related entities  are  summarized  as
follows:

                                                                YEARS ENDED
                                SEPTEMBER         SEPTEMBER         SEPTEMBER
                                27, 1997          28, 1996          30, 1995
                                               (IN THOUSANDS)
Contract egg grower
 fees to major stockholder        $ 4,926           $ 4,697           $ 4,760
Chick, feed and other
 sales to major stockholder        20,116            18,057            12,478
Live chicken purchases
 from major stockholder            20,442            18,112            12,721

   The Company leases an airplane from its major stockholder under an operating lease agreement. The terms of the lease agreement require monthly payments of $33,000 plus operating expenses. Lease expense was $396,000 for each of the years 1997, 1996 and 1995. Operating expenses were $107,000, $88,000 and $149,000 in 1997, 1996 and 1995, respectively.

   Expenses incurred for the guarantee of certain debt by stockholders were $1,137,000, $1,027,000 and $623,000 in 1997, 1996 and 1995, respectively.

NOTE G - COMMITMENTS AND CONTINGENCIES

   The Consolidated Statements of Income (Loss) included rental expense for operating leases of approximately $11.3 million, $10.1 million and $9.8 million in 1997, 1996 and 1995, respectively. The Company's future minimum lease commitments under noncancelable operating leases are as follows:

YEAR                AMOUNT
1998               $10,238
1999                 9,259
2000                 8,148
2001                10,288
2002                 8,301
Thereafter           9,567

   At September 27, 1997, the Company had $8.0 million letters of credit outstanding relating to normal business transactions.

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

   Inter-area sales, which are not material, are accounted for at prices comparable to normal trade customer sales. Identifiable assets by geographic area are those assets, which are used in the Company's operation in each area.

   Information about the Company's operations in these geographic areas is as follows:

                                                 YEARS ENDED
                                SEPTEMBER         SEPTEMBER          SEPTEMBER
                                27, 1997          28,  1996           30, 1995
                                                (IN THOUSANDS)
Sales to unaffiliated
customers:
United States                  $1,002,652        $  911,181           $772,315
Mexico                            274,997           228,129            159,491
                               $1,277,649        $1,139,310           $931,806
Operating income(loss):
United States                  $   29,321        $   29,705           $ 41,923
Mexico                             34,573            (8,201)           (16,993)
                               $   63,894        $   21,504           $ 24,930
Identifiable assets:
United States                  $  404,213        $  363,543           $328,489
Mexico                            174,911           173,179            169,115
                               $  579,124        $  536,722           $497,604


   The operating losses in Mexico in 1996 and 1995 were primarily the result of
currency devaluation and other economic factors.   As of September 27, 1997 the
Company had net assets in Mexico of $154 million.

   In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION (SFAS 131), effective for years beginning after December 15, 1997. SFAS No. 131 supersedes SFAS No. 14, FINANCIAL REPORTING FOR SEGMENTS OF A BUSINESS ENTERPRISE, and requires that a public company report annual and interim financial and descriptive information about its reportable operating segments pursuant to criteria that differ from current accounting practice. Because this statement addresses how supplemental financial information is disclosed in annual and interim reports, the adoption will have no impact on the Company's financial statements, but may affect the disclosure of segment information.


NOTE I - ACQUISITIONS AND INVESTMENTS

     On July 5, 1995, the Company acquired certain assets of Union de Queretaro, et al, a group of five chicken companies located near Queretaro, Mexico for approximately $35.3 million. These assets were integrated with the Company's existing Mexican operation, headquartered in Queretaro, Mexico, which is one of the two largest chicken operations in Mexico. The acquisition has been accounted for as a purchase, and the results of operations for this acquisition have been included in the Company's consolidated results of operations since the acquisition date. Pro forma operating results are not presented as they would not differ materially from actual results reported in 1995.

NOTE J - QUARTERLY RESULTS - (UNAUDITED)

                                          YEAR ENDED SEPTEMBER 27, 1997

                      FIRST       SECOND       THIRD      FOURTH      FISCAL
                    QUARTER      QUARTER     QUARTER     QUARTER       YEAR

                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)

Net sales          $297,806     $303,401     $335,168    $341,274 $1,277,649
Gross profit         30,267       23,085       27,285      33,860    114,497
Operating income     16,314        9,660       12,627      25,293     63,894
Net income           10,105(a)     4,954        7,286      18,691     41,036(a)
Per Share:
   Net income          0.37(a)      0.18         0.26        0.68      1.49 (a)
   Cash dividends     0.015        0.015        0.015       0.015      0.06

   Market price:
   High                   9           12 1/8       12 3/4      15 3/8    15 3/8
   Low                    7 3/4        8 5/8        9 1/2      10 5/16    7 3/4


                                        YEAR ENDED SEPTEMBER 28, 1996
                      FIRST       SECOND        THIRD      FOURTH      FISCAL
                    QUARTER      QUARTER      QUARTER     QUARTER       YEAR
                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales          $267,475     $272,004     $294,339    $305,492   $1,139,310
Gross profit         20,972       16,047       17,384      16,237       70,640
Operating income      8,825        3,684        5,454       3,541       21,504
Extraordinary
  charge (b)              -       (2,780)           -           -       (2,780)
Net income (loss)      (704)      (3,335)       1,007      (4,252)      (7,284)
Per share:
  Net income (loss)
  before extraordinary
  charge              (0.03)       (0.02)        0.04       (0.15)       (0.16)
  Extraordinary charge    -        (0.10)           -           -        (0.10)
  Net income (loss)   (0.03)       (0.12)        0.04       (0.15)       (0.26)
  Cash dividends      0.015        0.015        0.015       0.015         0.06
 Market price:
    High                  8 3/8        7 5/8        9           9          9
    Low                   6 5/8        6 3/4        6 3/4       7 1/2      6 5/8


 (a) Includes $2.2 million ($1.3 million net of taxes) of other income arising from the final settlement of claims arising from a January 1992 fire at the Company's prepared foods plant.
 (b) The extraordinary charge of $2.8 million, net of tax, is the result of the early repayment of 10.49% and 9.55% senior secured debt payable to an insurance company. (See Note C).

             EXHIBIT 22 - SUBSIDIARIES OF REGISTRANT


1.      AVICOLA PILGRIM'S PRIDE DE MEXICO, S.A. DE C.V.
2.      COMPANIA INCUBADORA AVICOLA PILGRIM'S PRIDE, S.A. DE C.V.
3.      CIA. INCUBADORA HIDALGO, S.A. DE C.V.
4.     INMOBILIARIA AVICOLA PILGRIM'S PRIDE, S. DE R.L. DE C.V.
5.     PILGRIM'S PRIDE, S.A. DE C.V.
6.     PRODUCTORA Y DISTRIBUIDORA DE ALIMENTOS, S.A. DE  C.V.
7.     GALLINA PESADA S.A. DE C.V.

                                                       EXHIBIT 23


                 CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 3-12043) of Pilgrim's Pride Corporation of our report dated November 5, 1997, with respect to the consolidated financial statements of Pilgrim's Pride Corporation included in this Annual Report (Form 10-K) for the year ended September 7, 1997.

                                        Ernst & Young LLP

                                        \s\   Ernst & Young LLP

Dallas, Texas
December 15, 1997