Form 10-Q
period 1997-12-27
PILGRIMS PRIDE CORP
filed 1998-02-06
CIK 802481

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended    DECEMBER 27, 1997

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


COMMON STOCK $.01  PAR VALUE---27,589,250  SHARES AS OF    FEBRUARY 6, 1998


                                     INDEX

                 PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

     Item 1: Financial Statements (Unaudited):

        Condensed consolidated balance sheets:

           December 27, 1997 and September 27, 1997

        Consolidated statements of income:

           Three months ended December 27, 1997 and December 28, 1996

        Consolidated statements of cash flows:

           Three months ended December 27, 1997 and December 28, 1996

        Notes to condensed consolidated financial statements--December 27, 1997


     Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.


PART II.  OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K

SIGNATURES



                        PART I.  FINANCIAL INFORMATION
                 PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
ITEM 1:  FINANCIAL STATEMENTS:
                                 December 27, 1997   September 27, 1997
                                                    (UNAUDITED)
                                             (in thousands)
ASSETS
Current Assets:
   Cash and cash equivalents           $   14,032        $   20,338
   Trade accounts and other receivables,
     less allowance for doubtful accounts  79,528            77,967
   Inventories                            125,365           146,180
   Deferred income taxes                    3,962             3,998
   Prepaid expenses                         5,823             2,353
   Other current assets                       311               311
        Total Current Assets              229,021           251,147

Other Assets                               18,313            18,094

Property, Plant and Equipment             525,380           510,661
   Less accumulated depreciation          208,103           200,778
                                          317,277           309,883
                                       $  564,611        $  579,124

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Notes payable to banks              $        -        $        -
   Accounts payable                        66,108            71,225
   Accrued expenses                        39,257            34,784
   Current maturities of long-term debt     8,708            11,596
        Total Current Liabilities         114,073           117,605

Long-Term Debt, less current maturities   204,890           224,743
Deferred Income Taxes                      51,586            53,418
Minority Interest in Subsidiary               842               842

Stockholders' Equity:
   Common stock; $.01 par value               276               276
   Additional paid-in capital              79,763            79,763
   Retained earnings                      113,181           102,477

     Total Stockholders' Equity           193,220           182,516

                                       $  564,611        $  579,124
See notes to condensed consolidated financial statements.


                 PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                  (UNAUDITED)

                                                    THREE MONTHS ENDED
                                               December 27,  December 28,
                                                 1997           1996
                              (in thousands, except share and per share data)

Net Sales                                      $    337,887  $   297,806

Costs and Expenses:
   Cost of sales                                    308,507      267,539
   Selling, general and administrative               14,009       13,953

                                                    322,516      281,492

        Operating Income                             15,371        16,314

Other Expense (Income):
   Interest expense, net                              5,036        5,449
   Foreign exchange loss                                528          437
   Miscellaneous, net income                           [463]      [2,509]
                                                      5,101        3,377

Income before income taxes                           10,270        12,937
Income tax (benefit) expense                           [847]       2,832
        Net income                                $  11,117    $   10,105

Net income per common share                       $     .40    $     .37

Dividends per common share                        $    .015    $    .015

Weighted average shares outstanding                27,589,250   27,589,250


See Notes to condensed consolidated financial statements.

PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES
DECEMBER 27, 1997


                        PILGRIM'S PRIDE CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                                    THREE MONTHS ENDED
                                                 December 27, December 28,
                                                     1997         1996
                                                      (in thousands)
Cash Flows From Operating Activities:
 Net income                                        $  11,117    $   10,105
 Adjustments to reconcile net income to cash
   provided by operating activities:
    Depreciation and amortization                      8,052        7,135
    Loss on property disposals                            10            7
    Provision for doubtful accounts                      667        [321]
    Deferred income taxes                            [1,796]        3,064
   Changes in operating assets and liabilities:
    Accounts and other receivable                    [2,228]      [6,843]
    Inventories                                       20,815        17,542
    Prepaid expenses                                 [3,474]        [170]
    Accounts payable and accrued expenses              [643]     [13,693]
    Other                                               [91]        [171]
     Net Cash Flows Provided By Operating Activities: 32,429       16,655

Investing Activities:
 Acquisitions of property, plant and equipment      [15,352]      [4,195]
 Proceeds from property disposals                        348          77
 Other, net                                            [459]         [34]
     Net Cash Used In Investing Activities          [15,463]      [4,152]

Financing Activities:
 Proceeds from notes payable to banks                     -        10,500
 Repayments of notes payable to banks                      -     [21,500]
 Proceeds from long-term debt                          1,117           0
 Payments on long-term debt                         [23,895]      [1,702]
 Cash dividends paid                                   [414]        [414]
     Cash Used In Financing Activities              [23,192]     [13,116]
Effect  of Exchange Rate Changes  on
Cash  and  Cash  Equivalents                            [81]           1
     Decrease in cash and cash equivalents           [6,307]       [612]
Cash and cash equivalents at beginning of year       20,339       18,040
     Cash and cash equivalents at end of period   $  14,032    $  17,428

Supplemental disclosure information:
 Cash paid during the period for:
   Interest (net of amount capitalized)           $   2,890    $   2,983
   Income Taxes                                   $     413    $     333

See notes to condensed consolidated financial statements.

PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES
DECEMBER 27, 1997



NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT
(Unaudited)
_________________________________________________________________________

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended December 27, 1997 are not necessarily indicative of the results that may be expected for the year ended September 26, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in Pilgrim's annual report on Form 10-K for the year ended September 27, 1997.

The consolidated financial statements  include  the accounts of Pilgrim's
and  its  wholly  and  majority owned subsidiaries.   Significant  inter-
company accounts and transactions have been eliminated.

The assets and liabilities of the foreign subsidiaries are translated at end-of-period exchange rates, except for any non-monetary assets which are translated at equivalent dollar costs at dates of acquisition using historical rates. Operations of foreign subsidiaries are translated at average exchange rates in effect during the period.

NOTE B--NET INCOME PER COMMON SHARE

Earnings per share for the periods ended December 27, 1997 and December 28, 1996 are based on the weighted average shares outstanding for the periods.

NOTE C--INVENTORIES

Inventories consist of the following:
                           DECEMBER 27, 1997  SEPTEMBER 27, 1997
                                      (in thousands)

Live chickens and hens        $   47,730          $   68,034
Feed, eggs and other              44,474              43,878
Finished chicken products         33,161              34,268
                              $  125,365          $  146,180


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
______________________________________________________________________________

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

    In December 1994, the Mexican government changed its policy of defending the peso against the U.S. dollar and allowed it to float freely on the currency markets. These events resulted in the Mexican peso exchange rate declining from 3.39 to 1 U.S. dollar at October 3, 1994 to a low of 8.50 to 1 U.S. dollar at October 28, 1997. The decline in the Mexican peso exchange rate affected the Company's operations directly and indirectly as a result of the related economic recession in Mexico in fiscal 1995. Similarly, the Company's results of operations were adversely affected by: (i) the continuation of the economic recession in Mexico in fiscal 1996, as well as, (ii) significantly higher feed grain costs in fiscal 1996 (which included record high corn prices).In fiscal 1997 and the first quarter of fiscal 1998, however, the Company benefited substantially from: (i) a rebounding economy in Mexico when compared to fiscal 1996 and 1995, and, (ii) the adjustment in the supply of poultry products in Mexico to the levels of demand existing after the economic recession. On February 5, 1998 the Mexican peso closed at 8.42 to 1 U.S. dollar. No assurance can be given as to the future valuation of the Mexican peso and how further movement in the Mexican peso could affect future earnings positively or negatively.

The following table presents certain information regarding the Company's U.S. and Mexican operations.




                                                      Net Sales
                                                 Three Months Ended
                                     December 27,  1997     December 28, 1996
Sales  to  unaffiliated
customers:                              259,576                      231,538
          United States                  78,311                       66,268
          Mexico
Operating Income:
          United States                   2,472                        10,369
          Mexico                         12,899                         5,945

The following table presents certain items as a percentage of net sales for the periods indicated.

                                   Percentage of Net Sales
                                     THREE MONTHS ENDED
                                 December 27,  December 28,
                                     1997          1996

Net sales                            100.0%      100.0%

Costs and expenses:
  Cost of sales                       91.3%       89.8%
  Gross profit                         8.7%       10.2%
  Selling, general and administrative  4.1%        4.7%

Operating Income                       4.6%        5.5%
Interest expense                       1.5%        1.8%
Income before income taxes             3.0%        4.3%

Net Income                             3.3%         3.4%

FISCAL FIRST QUARTER 1998 COMPARED TO FISCAL FIRST QUARTER 1997:

    NET SALES. Consolidated net sales were $337.9 million for the first quarter of 1998, an increase of $40.1 million, or 13.5%, over the first quarter of fiscal 1997. The increase in consolidated net sales resulted from a $25.6 million increase in U.S. chicken sales to $218.6 million, a $12.0 million increase in Mexican chicken sales to $78.3 million and $2.5 million increase of sales of other U.S. products to $41.0 million. The increase in U.S. chicken sales was due primarily to a 19.0% increase in dressed pounds produced resulting primarily from the Company's expansion of existing facilities and the purchase of poultry producing assets capable of producing 650,000 chickens per week from Green Acre Foods, Inc. on April 15, 1997, offset partially by a 4.9% decrease in total revenue per dressed pound produced. The increase in Mexican chicken sales was due primarily to a 4.1% increase in total revenue per dressed pound and to a 13.6% increase in dressed pounds produced. Increased revenue per dressed pound produced in Mexico was primarily the result of higher sales prices as well as generally improved economic conditions in Mexico compared to the prior year. The increase in sales of other domestic products was primarily the result of increased sales of the company's wholesale feed operations and chicken by-products groups.

    COST OF SALES. Consolidated cost of sales was $308.5 million in the first quarter of fiscal 1998, an increase of $41.0 million, or 15.3%, over the first quarter of fiscal 1997. The increase primarily resulted from a $36.8 million increase in cost of sales of U.S. operations, and a $4.2 million increase in the cost of sales in Mexican operations. The cost of sales increase in U.S. operations of $36.8 million was due to a 19.0% increase in dressed pounds produced and increased production of higher cost and margin products in prepared foods, partially offset by a 3.9% decrease in feed ingredient cost per pound when compared to the first quarter of fiscal 1997. The $4.2 million cost of sales increase in Mexican operations was due primarily to a 13.6% increase in dressed pounds produced partially offset by a 5.5% decrease in average costs of sales per pound. The decrease in average costs of sales per pound was primarily the result of significantly improved performance and generally improved economic conditions in Mexico compared to the prior year.

    GROSS PROFIT. Gross profit as a percentage of sales decreased to 8.7% in the first quarter of fiscal 1998 from 10.2% in the first quarter of fiscal 1997. The decreased gross profit resulted mainly from lower margins in U.S. operations.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Consolidated selling, general and administrative expenses were constant at $14.0 million in the first quarter of fiscal 1998, and the first quarter of fiscal 1997. Consolidated selling, general and administrative expenses as a percentage of sales decreased in the first quarter of fiscal 1998 to 4.1% compared to 4.7% in the first quarter of fiscal 1997. The decrease in selling, general and administrative expenses as a percent of sales was due primarily to increased sales, while selling, general and administrative expenses remained relatively constant.

    OPERATING INCOME. Consolidated operating income was $15.4 million for the first quarter of fiscal 1998, a decrease of $.9 million, or 5.8% when compared to the first quarter of fiscal 1997, resulting primarily from lower margins experienced in U.S. operations.

    INTEREST EXPENSE. Consolidated net interest expense decreased to $5.0 million, or 7.6% in the first quarter of fiscal 1998, when compared to $5.5 million in the first quarter of fiscal 1997, due to slightly lower average interest rates and increased interest income, which is netted against interest expense, in the first quarter of fiscal 1998. As a percentage of sales, interest expense decreased to 1.5% in the first quarter of fiscal 1998 compared to 1.8% in the first quarter of fiscal 1997.

    MISCELLANEOUS EXPENSE. Consolidated miscellaneous, net, a component of "Other Expense (Income)", was ($.5) million in the first quarter of fiscal 1998, a $2.1 million decrease, or 81.5%, when compared to ($2.5) million for the first quarter of fiscal 1997, which included a $2.2 million final settlement of claims resulting from the January 8, 1992 fire at the Company's prepared foods plant in Mt. Pleasant, Texas.

    INCOME TAX EXPENSE. Consolidated income tax expense decreased in the first quarter of fiscal 1998 to a benefit of $.8 million compared to an expense of $2.8 million in the first quarter of fiscal 1997. This reduction resulted from lower U.S. earnings than in the prior year in contrast to higher consolidated income resulting from increased Mexican earnings that are not currently subject to income taxes.

LIQUIDITY AND CAPITAL RESOURCES:

    At December 27, 1997, the Company's working capital was $115.0 million and a current ratio was 2.01 to 1 compared with working capital of $133.5 million and a current ratio of 2.14 to 1 at September 27, 1997. The decreases in working capital and current ratio from December 28, 1996 to September 27, 1997 were due primarily to lower seasonal inventories.

    Trade accounts and other receivables were $79.5 million at December 27, 1997, a $1.6 million increase from September 27, 1997. The 2.0% increase was due primarily to increased sales volumes. Inventories were $125.4 million at December 27, 1997 compared to $146.2 million at September 27, 1997. The $20.8 million decrease between December 27, 1996 to September 27, 1997 was due primarily to seasonal variations in sales of chicken and feed products to the Company's principal stockholder. Prepaid expenses were $5.8 million at December 27, 1997 a $3.5 million increase from September 27, 1997. The 147.5% increase was primarily due to higher prepaid expenses in Mexico. Accounts payable were $66.1 million at December 27, 1997 a $5.1 million decrease from September 27, 1997. The 7.2% decrease was due to lower feed ingredient costs experienced during the period. Accrued expenses were $39.3 million at December 27, 1997, a $4.5 million increase from September 27, 1997. The 12.9% increase was primarily due to increased Construction in Progress items.

    Capital expenditures for the first quarter of fiscal 1998 were $15.4 million and were incurred primarily to acquire or expand production capacities in the U.S., improve efficiencies, reduce costs and for the routine replacement of equipment. The Company anticipates that it will spend approximately $55.0 million for capital expenditures in fiscal year 1998 and expects to finance such expenditures with available operating cash flows and long-term financing.

    At December 27, 1997, the Company's stockholder's equity increased to $193.2 million from $182.5 million at September 27, 1997. Total debt to capitalization decreased to 52.5% at December 27, 1997 compared to 56.4% at September 27, 1997. The Company maintains $110 million in revolving credit facilities and $45 million in secured term borrowing facilities. The credit facilities provide for interest at rates ranging from LIBOR plus one and three-eighths percent to LIBOR plus two and three-eighths percent and are secured by inventory, trade accounts receivable and fixed assets. At December 27, 1997, $102 million was available under the revolving credit facilities and $25 million was available under the term borrowing facilities.

IMPACT OF INFLATION:

    Due to moderate inflation and the Company's rapid inventory turnover rate, the results of operations have not been adversely affected by inflation during the past three-year period.

PART II
OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The Company did not file any reports on Form 8-K during the three months ended December 27, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                PILGRIM'S PRIDE CORPORATION



Date   2/6/98                   /S/

                                Richard A. Cogdill
                                Executive Vice President and
                                Chief Financial Officer
                                Secretary and Treasurer in his
                                respective capacity as such