Form 10-Q
period 1998-03-28
PILGRIMS PRIDE CORP
filed 1998-05-11
CIK 802481

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                 FORM 10-Q

              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended    MARCH 28, 1998

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

COMMON STOCK $.01     PAR VALUE--- 27,589,250     SHARES AS OF MAY 11, 1998

                                   INDEX

               PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

     Item 1: Financial Statements (Unaudited):

        Condensed consolidated balance sheets:

           March 28, 1998 and September 27, 1997

        Consolidated statements of income (loss):

        Three  months and six months ended March 28, 1998 and March  29, 1997

        Consolidated statements of cash flows:

        Six months ended March 28, 1998 and March 29, 1997

        Notes to condensed  consolidated  financial  statements-March  28, 1998

     Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.


PART II.  OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K

SIGNATURES




                        PART I.  FINANCIAL INFORMATION
                 PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

ITEM 1:  FINANCIAL STATEMENTS :

                                        March 28,       September 27,
                                             1998            1997
                                               (Unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents           $    7,256        $   20,338
   Trade accounts and other receivables,
     less allowance for doubtful accounts  73,894            77,967
   Inventories                            150,365           146,180
   Deferred income taxes                    3,279             3,998
   Prepaid expenses                         2,114             2,353
   Other current assets                       311               311
        Total Current Assets              237,219           251,147

Other Assets                               17,703            18,094

Property, Plant and Equipment             535,440           510,661
   Less accumulated depreciation          215,557           200,778
                                          319,883           309,883
                                       $  574,805        $  579,124

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Notes payable to banks              $         -       $        -
   Accounts payable                        61,057            71,225
   Accrued expenses                        32,055            34,784
   Current maturities of long-term debt    11,589            11,596
        Total Current Liabilities         104,701           117,605

Long-Term Debt, less current maturities   219,394           224,743
Deferred Income Taxes                      50,295            53,418
Minority Interest in Subsidiary               842               842

Stockholders' Equity:
   Common stock; $.01 par value               276               276
   Additional paid-in capital              79,763            79,763
   Retained earnings                      119,534           102,477
     Total Stockholders' Equity           199,573           182,516
                                       $  574,805        $  579,124

See notes to condensed consolidated financial statements.


PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES
March 28 1998

               PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)
                              THREE MONTHS ENDED        SIX MONTHS ENDED
                            MARCH 28,     MARCH 29,   MARCH 28,  MARCH 29,
                               1998          1997       1998       1997
                           (in thousands, except share and per share data)
Net Sales                   $324,446      $303,401    $662,333   $601,207
Costs and Expenses:
 Cost of sales               297,585       280,316     606,092    547,855
 Selling, general
  and administrative          15,463        13,425      29,472     27,378
                             313,048       293,741     635,564    575,233
     Operating income         11,398         9,660      26,769     25,974
Other Expense (Income):
 Interest expense, net         5,093         5,284      10,129     10,733
 Foreign exchange loss           574            99       1,102        536
 Miscellaneous, net             (488)         (397)       (951)    (2,906)
                               5,179         4,986      10,280      8,363
Income before income taxes     6,219         4,674      16,489     17,611
Income tax (benefit) expense    (549)         (280)     (1,396)     2,552
     Net income             $  6,768      $  4,954    $ 17,885   $ 15,059
Net income per common share  $   .25      $    .18    $    .65   $    .55
Dividends per common share  $    .015     $    .015   $    .03   $    .03
Weighted average
  shares outstanding      27,589,250    27,589,250  27,589,250 27,589,250


See Notes to condensed consolidated financial statements.


PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES
March 28 1998

                       PILGRIM'S PRIDE CORPORATION
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)
                                                 MARCH 28, 1998 MARCH 29, 1997
    Cash Flows From Operating Activities:
   Net income                                           $17,885        $15,059
    Adjustments to reconcile net income to cash
      Provided by operating activities:
         Depreciation and amortization                   16,066         14,229
         (Gain) loss on property disposals                  (37)            46
         Provision for doubtful accounts                    921           (779)
         Deferred income taxes                           (2,404)         1,689
Changes in operating assets and liabilities:
   Accounts and other receivable                          3,151         (5,783)
    Inventories                                          (4,185)        (1,061)
    Prepaid expenses                                        234            703
    Accounts payable and accrued expenses               (12,897)       (14,269)
    Other                                                    11           (162)
         Cash Flows Provided by Operating Activities     18,745          9,672

Investing Activities:
    Acquisitions of property, plant and equipment       (25,801)       (12,162)
    Proceeds from property disposals                        512            330
    Other, net                                              (98)          (258)
         Net Cash Used In Investing Activities          (25,387)       (12,090)

Financing Activities:
    Proceeds from notes payable to bank                  21,000         31,500
    Re-payment of notes payable to banks                (21,000)       (34,500)
    Proceeds from long-term debt                         21,126              -
    Payments on long-term debt                          (26,556)        (4,068)
    Cash dividends paid                                    (828)          (828)
         Cash Used In Financing Activities               (6,258)        (7,896)
    Effect of exchange rate changes on cash and
      cash equivalents                                     (183)            (9)
         Decrease in cash and cash equivalents          (13,083)       (10,323)
Cash and cash equivalents at beginning of year           20,339         18,040
         Cash and cash equivalents at end of period      $7,256         $7,717

Supplemental disclosure information:
    Cash paid during the period for
      Interest (net of amount capitalized)              $10,547        $10,961
      Income Taxes                                         $480         $1,807

See notes to condensed consolidated financial statements.

NOTES   TO   CONDENSED  CONSOLIDATED   FINANCIAL   STATEMENTS
(Unaudited)

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information  and  with  the  instructions  to Form  10-Q  and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended March 28, 1998 are not necessarily indicative of the results that may be expected for the year ended September 26, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in Pilgrim's annual report on Form 10-K for the year ended September 27, 1997.

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

NOTE B--NET INCOME PER COMMON SHARE

Earnings per share for the periods ended March 28, 1998 and March 29, 1997 are based on the weighted average shares outstanding for the periods.

NOTE C--INVENTORIES

The following table presents certain information regarding the Company's U.S. and Mexican operations.

Inventories consist of the following:MARCH 28, 1998 SEPTEMBER
27, 1997
                                      (in thousands)
Live chickens and hens        $   65,669          $   68,034
Feed, eggs and other              46,429              43,878
Finished chicken products         38,267              34,268
                              $  150,365          $  146,180


PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES
March 28 1998


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

The following table presents certain information regarding the Company's U.S and Mexican operations.

                               Net Sales                        Net Sales
                            Three Months Ended              Six Months Ended
                           March 28,        March 29,      March 28,  March 29,
                             1998             1997            1998      1997
                                                   (In Thousands)
Sales  to unaffiliated
customers:
      United States        $254,342        $242,223        $513,918   $473,761
      Mexico                 70,104          61,178         148,415    127,446
Operating Income:
      United States        $  3,104        $  4,031        $  5,577   $14,400
      Mexico                  8,294           5,629          21,192    11,574

The following table presents certain items as a percentage of net sales for the periods indicated.

                            Percentage of Net Sales    Percentage of Net Sales
                              Three Months Ended           Six Months Ended
                            March 28,     March 29,    March 28,     March 29,
                              1998          1997         1998          1997
Net Sales                    100.0%        100.0%      100.0%        100.0%
Cost of Sales                 91.7%         92.4%       91.5%         91.1%
Gross Profit                   8.3%          7.6%        8.5%          8.9%
Selling, General
  and Administravite           4.8%          4.4%        4.5%          4.6%
Operating Income               3.5%          3.2%        4.0%          4.3%
Interest Expense               1.6%          1.7%        1.5%          1.8%
Income before
  Income Taxes                 1.9%          1.5%        2.5%          2.9%
Net Income (Loss)              2.1%          1.6%        2.7%          2.5%

SECOND  QUARTER  1998,  COMPARED  TO SECOND QUARTER
1997

NET  SALES.  Consolidated  net  sales  were  $324.4
million for the second quarter of fiscal  1998,  an
increase of $21.0 million, or 6.9%, over the second
quarter   of   fiscal   1997.    The   increase  in
consolidated   net  sales  resulted  from  a  $14.1
million increase  in  U.S.  chicken sales to $218.2
million, a $8.9 million increase in Mexican chicken
sales to $70.1 million, offset  by  a  $2.0 million
decrease of sales of other U.S. products  to  $36.1
million.  The  increase  in  U.S. chicken sales was
primarily due to a 9.8% increase  in dressed pounds
produced  resulting  primarily  from the  Company's
expansion of existing facilities  and  the purchase
of  poultry  producing  assets capable of producing
650,000 chickens per week  from  Green  Acre Foods,
Inc. on April 15, 1997,  offset partially  by a 2.6
%  decrease  in  total  revenue  per  dressed pound
produced. The increase in Mexican chicken sales was
primarily due to a 16.2% increase in total  revenue
per  dressed  pound  offset  partially  by  a 1.4 %
decrease  in  dressed pound produced.  The decrease
in sales of other  U.S.  products was primarily the
result of decreased sales  of the Company's poultry
by-products group.  Increased  revenues per dressed
pound produced in Mexico were primarily  the result
of   higher  sales  prices  as  well  as  generally
improved economic conditions in Mexico compared to the prior year.

COST  OF SALES.  Consolidated  cost  of  sales  was
$297.6  million  in  the  second  quarter of fiscal
1998, an increase of $17.3 million,  or  6.2%, over
the  second  quarter  of  fiscal 1997. The increase
primarily resulted from a $12.5 million increase in
cost  of  sales  of  U.S. operations,  and  a  $4.8
million increase in the  cost  of  sales in Mexican
operations.  The  cost  of sales increase  in  U.S.
operations  of $12.5 million  was  due  to  a  9.8%
increase in dressed  pounds  produced and increased
production of higher cost and  margin  products  in
prepared  foods partially offset by a 9.5% decrease
in feed ingredient  cost per pound when compared to
second quarter 1997. The $4.8 million cost of sales
increase  in  the  Mexican   operations   was   due
primarily to a 10.6% increase in average costs of sales per pound offset partially by a 1.4% decrease in dressed pounds produced.

GROSS PROFIT. Gross profit as a percentage of sales increased to 8.3% in the second quarter of fiscal
1998  from  7.6% in the second  quarter  of  fiscal
1997. The increased gross profit resulted from significantly higher margins in Mexico.

SELLING,   GENERAL   AND  ADMINISTRATIVE  EXPENSES.
Consolidated selling,  general  and  administrative
expenses  were $15.5 million in the second  quarter
of fiscal 1998, and $13.4 million in second quarter
of fiscal 1997.   Consolidated selling, general and
administrative expenses as a percentage of sales increased in the second quarter of fiscal 1998 to 4.8% compared to 4.4% in the second quarter of fiscal 1997. The dollar increases were due to higher selling, general and administration expenses associated with higher sales volumes experienced in both U.S. and Mexican operations.

OPERATING INCOME. Consolidated operating income was
$11.4  million for the  second  quarter  of  fiscal
1998, an  increase of $1.7, or 17.5%,  million when
compared to  the  second  quarter  of  fiscal 1997,
resulting primarily from higher margins experienced
in the Mexican operations.
INTEREST EXPENSE. Consolidated net interest expense
decreased  to $5.1 million, or 3.6%, in the  second
quarter  of fiscal  1998,  when  compared  to  $5.3
million in the second quarter of fiscal 1997, due to lower outstanding debt level. As a percentage of sales, interest expense decreased to 1.6% in the second quarter of fiscal 1998 compared to 1.7% in the second quarter of fiscal 1997.

INCOME  TAXES.  The increase in consolidated income
tax benefit from  $.3 million in the second quarter
of fiscal 1997 to $.6 million in the second quarter
of fiscal 1998 is due to an increase in earnings of
the Company's Mexican operations as a percentage of
consolidated earnings.   Mexican  earnings  are not
currently subject to income taxes.

FISCAL FIRST SIX MONTHS 1998 COMPARED TO
FISCAL FIRST SIX MONTHS 1997

NET  SALES.  Consolidated  net  sales  were  $662.3
million  for  the first six months fiscal 1998,  an
increase of $61.1 million, or 10.2%, over the first
six   months  fiscal   1997.    The   increase   in
consolidated   net  sales  resulted  from  a  $39.7
million increase  in  U.S.  chicken sales to $436.9
million,  a  $21.0  million  increase   in  Mexican
chicken  sales  to  $148.4  million  and  by a  $.4
million increase of sales of other U.S. products to
$77.0  million. The increase in U.S. chicken  sales
was primarily  due  to  a 14.3% increase in dressed
pounds  produced  resulting   primarily   from  the
Company's expansion of existing facilities  and the
purchase  of  poultry  producing assets capable  of
producing 650,000 chickens per week from Green Acre
Foods, Inc. on April 15,  1997, offset partially by
a 3.7% decrease in total revenue  per dressed pound
produced. The increase in Mexican chicken sales was
primarily due to a 9.7% increase in  total  revenue
per  dressed  pound  and   by  a  6.2%  increase in
dressed pound produced. Increased revenues per dressed pound produced in Mexico were primarily the result of higher sales prices as well as generally improved economic conditions in Mexico compared to the prior year. The increase in sales of other U.S.
products was primarily the result of increased sales of the Company's wholesale feed operations and poultry by-products group.

COST  OF SALES.  Consolidated  cost  of  sales  was
$606.1 million in the first six months fiscal 1998,
an increase  of  $58.2  million, or 10.6%, over the
first   six  months  fiscal  1997.   The   increase
primarily resulted from a $49.2 million increase in
cost  of sales  of  U.S.  operations,  and  a  $9.0
million  increase  in  the cost of sales in Mexican
operations.  The cost of  sales  increase  in  U.S.
operations of  $49.2  million  was  due  to a 14.3%
increase  in  dressed pounds produced and increased
production of higher  cost  and  margin products in
prepared foods partially offset by  a 6.7% decrease
in feed ingredient cost per pound when  compared to
second quarter 1997. The $9.0 million cost of sales
increase   in   the   Mexican  operations  was  due
primarily to a 6.2% increase in dressed pounds produced and by a 1.9% increase in average costs of sales per pound.

GROSS PROFIT. Gross profit as a percentage of sales
decreased to 8.5%  in  the  first six months fiscal
1998 from 8.9% in the first six months fiscal 1997.
The  decreased  gross profit resulted  mainly  from
lower margins in U.S. operations.
SELLING,  GENERAL   AND   ADMINISTRATIVE  EXPENSES.
Consolidated  selling, general  and  administrative
expenses were $29.5 million in the first six months
fiscal 1998 and  $27.4  million in first six months
fiscal  1997.  Consolidated  selling,  general  and
administrative  expenses  as  a percentage of sales
decreased slightly in the first  six  months fiscal
1998  to  4.5%  compared  to 4.6% in the first  six
months fiscal 1997. The 7.6%   increase  in  dollar
amounts  when  compared  to the same period in 1997
was  due  to  due  to higher selling,  general  and
administration  expenses   associated  with  higher
sales volumes experienced in both U.S. and Mexican operations.

OPERATING INCOME. Consolidated operating income was $26.8 million for the first six months fiscal 1998, an increase of $.8 million, or 3.1%, when compared to the first six months fiscal 1997, resulting primarily from higher margins experienced in the Mexican operations.

INTEREST EXPENSE. Consolidated net interest expense
decreased  to  $10.1 million, or 5.6%, in the first
six months fiscal  1998,  when  compared  to  $10.7
million in the first six months fiscal 1997, due to lower outstanding debt levels when compared to the first six months fiscal 1997. As a percentage of sales interest expense decreased to 1.5% in the first six months fiscal 1998 compared to 1.8% in the first six months fiscal 1997.

MISCELLANEOUS EXPENSE. Consolidated miscellaneous, net, a component of "Other Expense (Income)", for the first six months of fiscal 1997 includes a $2.2 million final settlement of claims resulting from the January 8, 1992 fire at the Company's prepared foods plant in Mt. Pleasant, Texas.

INCOME TAXES. The change in consolidated income tax
from an expense of $2.6 million in  the  first  six
months  of fiscal 1997 to a $1.4 million benefit in
the first  six  months  of fiscal 1998 is due to an
increase  in  earnings  of  the  Company's  Mexican
operations   as   a   percentage  of   consolidated
earnings.   Mexican  earnings   are  not  currently
subject to income taxes.

LIQUIDITY AND CAPITAL RESOURCES

At  March 28, 1998, the Company's  working  capital
was  at   $132.5  million  and  its  current  ratio
increased to 2.27 to 1 compared with working capital of $133.5 million and a current ratio of
2.14 to 1 at September 27, 1997. Strong profits improved financial ratios in the fiscal first six months of 1998.

Trade  accounts  and other receivables  were  $73.9
million at March 28,  1998, a $4.1 million decrease
from September 27, 1997.  The 5.2% decrease was due
primarily  to  generally   faster   collections  of
receivables in the Company's Mexican operations during the period.

Inventories  were  $150.4   million  at  March  28,
1998,compared to $146.2 million  at  September  27,
1997.  The  $4.2 million increase between September
27, 1997 and  March  28,  1998 was due primarily to
higher finished poultry products inventories.
Accounts payable were $61.1  million  at  March 28,
1998, a 14.2% decrease from September 27, 1997, due
primarily    to   lower   feed   ingredient   costs
experienced during the period.
Accrued expenses were $32.1 million at March 28, 1998, a $2.7 million decrease from September 27, 1997. The 7.8 % decrease was primarily due to normal seasonal variations in expense accruals.

Capital expenditures for the six months ended March
28,  1998  were  $25.8  million  and  were incurred
primarily   to   acquire   or   expand   production
capacities   in  the  U.S.,  improve  efficiencies,
reduce costs and  for  the  routine  replacement of
equipment.  The  Company anticipates that  it  will
spend  approximately   $55   million   for  capital
expenditures in fiscal year 1998 and expects to finance such expenditures with available operating cash flows and long-term financing.

At  March  28,  1998,  the company's  stockholder's
equity  increased  to $199.6  million  from  $182.5
million  at  September  27,  1997.  Total  debt  to
capitalization decreased to 53.6% at March 28, 1998
compared to 56.4%  at  September 27, 1997. On March
2,  1998,  the  Company  secured   $20  million  in
unsecured  revolving  borrowing  capacity  for  its
Mexican operation from  a  new  lender  at interest
rates  of  1.5%  and  1.75% over LIBOR. The Company
maintains   $120  million   in   revolving   credit
facilities  and   $45   million   in  secured  term
borrowing facilities. The credit facilities provide
for interest at rates ranging from  LIBOR  plus one
and three-eighths percent to LIBOR plus two percent
and   are  secured  by  inventory,  trade  accounts
receivable and fixed assets or are unsecured. As of May 11, 1998, $97.4 million was available under the revolving credit facilities and $15 million was available under the term borrowing facilities.

IMPACT OF MEXICO PESO EXCHANGE RATE.   In  December
1994, the Mexican government changed its policy  of
defending  the  peso  against  the  U.S. dollar and
allowed it to float freely on the currency markets.
These events resulted in the Mexican  peso exchange
rate  declining  from  3.39  to  1  U.S. dollar  at
October 3, 1994 to a low of 8.68 to 1  U.S.  dollar
at March 11, 1998. The decline in the Mexican  peso
exchange  rate  affected  the  Company's operations
directly and indirectly as a result  of the related
economic  recession  in  Mexico  in  fiscal   1995.
Similarly, the Company's results of operations were
adversely affected by:  (i) the continuation of the
economic  recession  in  Mexico  in fiscal 1996, as
well as, (ii) significantly higher feed grain costs
in  fiscal  1996 (which included record  high  corn
prices).In fiscal  1997 and the first six months of
fiscal  1998,  however,   the   Company   benefited
substantially  from:   (i) a rebounding economy  in
Mexico when compared to  fiscal 1996 and 1995, and,
(ii)  the  adjustment  in  the  supply  of  poultry
products in Mexico to the levels of demand existing
after the economic recession.   On  May 8, 1998 the
Mexican peso closed at 8.48 to 1 U.S.  dollar.   No
assurance  can  be given as to the future valuation
of the Mexican peso and how further movement in the
Mexican   peso   could   affect   future   earnings
positively or negatively.

PART II

OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

10.32 Revolving Credit  Agreement  dated  March  2,
      1998   by  and  between  Pilgrim's  Pride  de
      Mexico, S.A. de C.V., (the borrower); Avicola
      Pilgrim's  Pride de Mexico, S.A. de C.V. (the
      Mexican    Guarantor),     Pilgrim's    Pride
      Corporation   (the   U.S.   Guarantor),   and
      COAMERICA Bank (the bank).

The Company did not file any reports on Form 8-K during the three months ended March 28, 1998.

SIGNATURES

Pursuant  to  the  requirements  of  the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                PILGRIM'S     PRIDE
CORPORATION


                                /s/ Richard A. Cogdill

Date  5/11/98                   Richard A. Cogdill
                                Executive Vice President and
                                Chief Financial Officer and
                                Secretary and Treasurer
                                in  his  respective
                                capacity as such