Form 10-Q
period 1998-06-27
PILGRIMS PRIDE CORP
filed 1998-07-31
CIK 802481

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                 FORM 10-Q

              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended    JUNE 27, 1998

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

CLASS A COMMON STOCK $.01  PAR VALUE--- -0-         SHARES AS OF JULY 31, 1998

CLASS B COMMON STOCK $.01  PAR VALUE--- 27,589,250  SHARES AS OF JULY 31, 1998

                                   INDEX

               PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

     Item 1: Consolidated Financial Statements (Unaudited):

        Condensed consolidated balance sheets:

           June 27, 1998 and September 27, 1997

        Consolidated statements of income:

           Three  months  and nine months ended June 27, 1998 and June  28,
1997

        Consolidated statements of cash flows:

           Nine months ended June 27, 1998 and June 28, 1997

        Notes to condensed consolidated financial statements--June 27, 1998


     Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.


PART II.  OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

                        PART I.  FINANCIAL INFORMATION
                 PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

ITEM 1:  FINANCIAL STATEMENTS :

                                       JUNE 27, 1998         SEPTEMBER 27, 1997
                                                     (Unaudited)

ASSETS
Current Assets:
   Cash and cash equivalents           $    5,866        $   20,338
   Trade accounts and other receivables,
     less allowance for doubtful accounts  83,221            77,967
   Inventories                            139,478           146,180
   Deferred income taxes                    3,716             3,998
   Prepaid expenses                         5,069             2,353
   Other current assets                       311               311
        Total Current Assets              237,661           251,147

Other Assets                               15,884            18,094

Property, Plant and Equipment             548,302           510,661
   Less accumulated depreciation          223,306           200,778
                                          324,996           309,883
                                       $  578,541        $  579,124

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                    $   49,019        $   71,225
   Accrued expenses                        37,291            34,784
   Current maturities of long-term debt    11,638            11,596
        Total Current Liabilities          97,948           117,605

Long-Term Debt, less current maturities   216,741           224,743
Deferred Income Taxes                      52,594            53,418
Minority Interest in Subsidiary               889               842

Stockholders' Equity:
   Common stock; $.01 par value               276               276
   Additional paid-in capital              79,763            79,763
   Retained earnings                      130,330           102,477
     Total Stockholders' Equity           210,369           182,516
                                       $  578,541        $  579,124

See notes to condensed consolidated financial statements.

               PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)


                         THREE MONTHS ENDED            NINE MONTHS ENDED
                    JUNE 27, 1998  JUNE 28, 1997  JUNE 27, 1998  JUNE 28, 1997
                          (in thousands, except share and per share data)
Net Sales                $328,500       $335,168       $990,833       $936,375
Costs and Expenses:
 Cost of sales            295,764        307,883        901,856        855,738
 Selling, general
   and administrative      13,693         14,658         43,166         42,035

                          309,457        322,541        945,022        897,773

     Operating income      19,043         12,627         45,811         38,602

Other Expense (Income):
 Interest expense, net      5,195          5,572         15,325         16,305
 Foreign exchange loss        413            112          1,515            648
 Miscellaneous, net          (535)          (128)        (1,487)        (3,034)

                            5,073          5,556         15,353         13,919

Income before taxes        13,970          7,071         30,458         24,683
Income tax
    (benefit) expense       2,135           (215)           739          2,337
Net income           $     11,835   $      7,286    $    29,719   $     22,346

Net income per common share $ .43          $ .26         $ 1.08         $  .81
Dividends per common share  $.015          $.015         $ .045         $ .045

Weighted average
    shares outstanding 27,589,250     27,589,250     27,589,250     27,589,250


See Notes to condensed consolidated financial statements.

PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES
June 27, 1998


                        PILGRIM'S PRIDE CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                                                    NINE MONTHS ENDED
                                             JUNE 27, 1998      JUNE 28, 1997

Cash Flows From Operating Activities:                 (In thousands)
 Net income                                    $    29,719           $ 22,346
 Adjustments to reconcile net income to cash
   provided by operating activities:
    Depreciation and amortization                   24,493             21,746
    Gain on property disposals                          16               (165)
    Provision for losses on accounts receivable       (335)              (395)
    Deferred income taxes                             (542)             1,429
 Changes in operating assets and liabilities:
    Accounts and other receivable                   (4,920)           (11,918)
    Inventories                                      6,702             (9,140)
    Prepaid expenses                                (2,723)                27
    Accounts  payable and accrued expenses         (19,699)             1,132
    Other                                             (479)              (157)
     Cash Flows Provided By Operating Activities    32,232             24,905

Investing Activities:
 Acquisitions of property, plant and equipment     (39,434)           (40,775)
 Proceeds from property disposals                      840                374
 Other, net                                          1,472               (157)
    Net Cash Used In Investing Activities          (37,122)           (40,558)

Financing Activities:
 Proceeds from notes payable to banks               35,500             49,500
 Re-payments of notes payable to banks             (35,500)           (56,500)
 Proceeds from long-term debt                       21,125             20,661
 Payments on long-term debt                        (29,196)            (6,716)
 Cash dividends paid                                (1,241)            (1,241)
  Cash (Used In) Provided By Financing Activities   (9,312)             5,704
 Effect  of  exchange  rate  changes  on
     cash and cash equivalents                        (271)               (15)
     Decrease in cash and cash equivalents        ( 14,473)            (9,964)
 Cash and cash equivalents at beginning of year     20,339             18,040
     Cash and cash equivalents at end of period  $   5,866          $   8,076

Supplemental disclosure information:
 Cash paid during the period for
   Interest (net of amount capitalized)           $ 13,043           $ 13,807
   Income Taxes                                   $  1,006           $  1,933

See notes to condensed consolidated financial statements.


PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES
June 27, 1998



NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE A--BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended June 27, 1998 are not necessarily indicative of the results that may be expected for the year ended September 26, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in Pilgrim's annual report on Form 10-K for the year ended September 27, 1997.

The consolidated financial statements include the accounts of Pilgrim's Pride Corporation and its wholly and majority owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.

The assets and liabilities of the foreign subsidiaries are translated at end-of-period exchange rates, except for non-monetary assets, which are translated at equivalent dollar costs at dates of acquisition using historical rates. Operations of foreign subsidiaries are translated at average exchange rates in effect during the period.

NOTE B--NET INCOME PER COMMON SHARE

Earnings per share for the periods ended June 27, 1998 and June 28, 1997 are based on the weighted average shares outstanding for the periods.

NOTE C--INVENTORIES

Inventories consist of the following:
                             JUNE 27, 1998         SEPTEMBER 27, 1997
                                      (in thousands)

Live chickens and hens        $   61,880          $  68,034
Feed, eggs and other              40,816             43,878
Finished chicken products         36,782             34,268
                              $  139,478          $ 146,180



NOTE D - NEW CLASS OF COMMON STOCK

On June 30, 1998, the Company's shareholders approved an amendment to its certificate of incorporation that reclassified the Company's existing Common Stock as Class B Common Stock and created a new class of common stock designated as Class A Common Stock. Following the amendment, each outstanding share of the Company's existing Common Stock was reclassified into one share of Class B Common Stock. Each share of Class B Common Stock has substantially the same rights, powers and limitations as the Company's Common Stock outstanding immediately prior to such amendment, except that each share of Class B Common Stock entitles the holder thereof to 20 votes per share except as otherwise provided by law. Each share of the new Class A Common Stock is substantially identical to the shares of Class B Common Stock, except that each share of Class A Common Stock entitles the holder thereof to one vote per share on any matter submitted for a stockholder vote. In connection with the authorization of the new class A Common Stock, the shareholders authorized an increase of the Company's existing Class B Common Stock from 45 million shares to 60 million shares and authorized 100 million shares of the new Class A Common Stock at a par value of $.01.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



GENERAL. Profitability in the chicken industry can be materially affected by the commodity prices of feed grains and the commodity prices of chicken and chicken parts, each of which are determined largely by supply and demand. As a result, the chicken industry as a whole has been characterized by cyclical earnings. Cyclical fluctuations in earnings of individual chicken companies can be mitigated somewhat by: (i) business strategy; (ii) product mix; (iii) sales and marketing plans; and (iv) operating efficiencies. In an effort to reduce price volatility and to generate higher, more consistent profit margins, the Company has concentrated on the production and marketing of prepared food products, which generally have higher margins than the Company's other products. Additionally, the production and sale in the U.S. of prepared food products reduces the impact of feed grain costs on the Company's profitability. As further processing is performed, feed grain costs become a decreasing percentage of a products total production cost.

The following table presents certain information regarding the Company's U.S. and Mexican operations.

                               Net Sales                          Net Sales
                          Three Months Ended                 Nine Months Ended
                          June 27,   June 28,                June 27,  June 28,
                            1998       1997                    1998      1997
Sales to unaffiliated
customers:
       United States     $261,375    $260,730              $775,294   $734,491
       Mexico              67,125      74,438               215,539    201,884
       Total             $328,500    $335,168              $990,833   $936,375
Operating Income:
       United States     $  8,435      $4,622               $14,011    $19,022
       Mexico              10,608       8,005                31,800     19,580
       Total              $19,043     $12,627               $45,811    $38,602

The following table presents certain items as a percentage of net sales for the periods indicated.

                             Percentage of Net Sales   Percentage of Net Sales
                               Three Months Ended        Nine Months Ended
                             June 27,        June 28,  June 27,       June 28,
                               1998            1997     1998           1997
Net Sales                     100.0%          100.0%   100.0%          100.0%
    Cost of Sales              90.0            91.9     91.0            91.4
    Gross Profit               10.0             8.1      9.0             8.6
    Selling, General and
       Administrative           4.2             4.4      4.4             4.5
    Operating Income            5.8             3.8      4.6             4.1
    Interest Expense            1.6             1.7      1.5             1.7
    Income before Income Taxes  4.3             2.1      3.1             2.6
    Net Income                  3.6             2.2      3.0             2.4



THIRD QUARTER 1998, COMPARED TO THIRD QUARTER 1997

NET SALES. Consolidated net sales were $328.5 million for the third quarter of fiscal 1998, a decrease of $6.7 million, or 2.0%, over the third quarter of fiscal 1997. The decrease in consolidated net sales resulted from a $7.3 million decrease in Mexican chicken sales to $67.1 million, a $1.3 million decrease of sales of other U.S. products to $32.7 million offset partially by a $1.9 million increase in U.S. chicken sales to $228.7 million. The decrease in Mexican chicken sales was primarily due to a 14.2% decrease in dressed pounds produced offset partially by a 5.1% increase in total revenue per dressed pound produced. The decrease in sales of other U.S. products was primarily the result of decreased sales of the Company's poultry by-products group. The increase in U.S. chicken sales was primarily due to a 4.3% increase in total revenue per dressed pound offset partially by a 3.3% decrease in dressed pounds produced. The increase in U.S. total revenue per dressed pound was primarily the result of higher selling prices for chicken caused by an overall improvement in the chicken markets compared to the same period last year. The decrease in U.S. and Mexican dressed pounds produced was primarily the result of lower egg production and the unusually hot weather experienced in the southern United States during the quarter.

COST OF SALES. Consolidated cost of sales was $295.8 million in the third quarter of fiscal 1998, a decrease of $12.1 million, or 3.9%, over the third quarter of fiscal 1997. The decrease primarily resulted from a $9.3 million decrease in cost of sales of Mexican operations, and a $2.9 million decrease in the cost of sales of U.S. operations. The $9.3 million cost of sales decrease in Mexican operations was primarily due to a 14.2% decrease in dressed pounds produced. The cost of sales decrease in U.S. operations of $2.9 million was due to a 3.3% decrease in dressed pounds produced and a 23.0% decrease in feed ingredient costs per pound, offset partially by increased production of higher cost and margin products in prepared foods. The decrease in dressed pounds produced in our Mexico and U.S. operations was primarily the result of lower egg production by breeder stock and the unusually hot weather experienced in the southern United States during the quarter.

GROSS PROFIT. Gross profit was $32.7 million in the third quarter of fiscal 1998, an increase of $5.5 million, or 20.0%, over the third quarter of fiscal 1997. Gross profit as a percentage of sales increased to 10.0% in the third quarter of fiscal 1998 from 8.1% in the third quarter of fiscal 1997. The increased gross profit resulted mainly from higher margins in Mexico.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Consolidated selling, general and administrative expenses were $13.7 million in the third quarter of fiscal 1998 and $14.7 million in fiscal 1997. Consolidated selling, general and administrative expenses as a percentage of sales decreased slightly in the third quarter of fiscal 1998 to 4.2% compared to 4.4% in the third quarter of fiscal 1997.

OPERATING INCOME. Consolidated operating income was $19.0 million for the third quarter of fiscal 1998, an increase of $6.4 million, or 50.8%, when compared to the third quarter of fiscal 1997, resulting primarily from higher margins experienced in the Mexican operations.
INTEREST EXPENSE. Consolidated net interest expense decreased to $5.2 million, or 6.8% in the third quarter of fiscal 1998, when compared to $5.6 million in the third quarter of fiscal 1997, due to lower outstanding debt levels. As a percentage of sales, interest expense decreased to 1.6% in the third quarter of fiscal 1998 compared to 1.7% in the third quarter of fiscal 1997.

INCOME TAX EXPENSE. Consolidated income tax expense increased in the third quarter of fiscal 1998 to $2.1 million compared to a benefit of $.2 million in the third quarter of fiscal 1997. This increase resulted from higher taxable U.S. earnings in the third quarter of fiscal 1998 than in the third quarter of fiscal 1997. While Mexican earnings were also higher in the third quarter of fiscal 1998 than in the third quarter of fiscal 1997, Mexican earnings are not currently subject to income taxes.

NINE MONTHS ENDED JUNE 27, 1998, COMPARED TO
NINE MONTHS ENDED JUNE 28, 1997

NET SALES. Consolidated net sales were $990.8 million for the first nine months of fiscal 1998, an increase of $54.5 million, or 5.8%, over the first nine months of fiscal 1997. The increase in consolidated net sales resulted from a $41.7 million increase in U.S. chicken sales to $665.6 million and a $13.7 million increase in Mexican chicken sales to $215.5 million offset partially by a $.9 million decrease of sales of other U.S. products to $109.7 million. The increase in U.S. chicken sales was primarily due to a 7.7% increase in dressed pounds produced resulting primarily from the Company's expansion of existing facilities and the purchase of poultry assets capable of producing 650,000 chickens per week from Green Acre Foods, Inc., on April 15, 1997, offset partially by a 1.0% decrease in total revenue per dressed pound produced. The increase in Mexican chicken sales was primarily due to a 7.8% increase in total revenue per dressed pound offset partially by a .9% decrease in dressed pounds produced. Increased revenues per dressed pound produced in Mexico were primarily the result of higher sales prices as well as generally improved economic conditions in Mexico compared to the prior year.

COST OF SALES. Consolidated cost of sales was $901.9 million in the first nine months of fiscal 1998, an increase of $46.1 million, or 5.4%, over the first nine months of fiscal 1997. The increase resulted primarily from a $46.3 million increase in cost of sales of U.S. operations, offset partially by a $.2 million decrease in the cost of sales in Mexican operations. The cost of sales increase in U.S. operations of $46.3 million was due to a 7.7% increase in dressed pounds produced and increased production of higher cost and margin products in prepared foods offset partially by a 13.1%
decrease in feed ingredient costs per pound experienced during the period. The $.2 million cost of sales decrease in Mexican operations was primarily due to a .9% decrease in dressed pounds produced and a 15.1% decrease in feed ingredients cost per pound offset partially by a .8% increase in average costs of sales per dressed pound produced.

GROSS PROFIT. Gross profit was $89.0 million for the first nine months of fiscal 1998, an increase of $8.3 million, or 10.3%, over the same period last year. Gross profit as a percentage of sales increased to 9.0% in the first nine months of fiscal 1998 from 8.6% in the first nine months of fiscal 1997. The increased gross profit resulted mainly from significantly higher margins in Mexico.

SELLING,  GENERAL  AND ADMINISTRATIVE EXPENSES.  Consolidated
selling, general and administrative expenses were $43.2 million in the first nine months of fiscal 1998 and $42.0 million in the first nine months of fiscal 1997. Consolidated selling, general and administrative expenses as a percentage of sales remained relatively stable decreasing slightly in the first nine months of fiscal 1998 to 4.4% compared to 4.5% in the first nine months of fiscal 1997.

OPERATING INCOME. Consolidated operating income was $45.8 million for the first nine months of fiscal 1998, an increase of $7.2 million, or 18.7%, when compared to the first nine months of fiscal 1997, resulting primarily from higher margins experienced in the Mexican operations.

INTEREST EXPENSE. Consolidated net interest expense decreased to $15.3 million, or 6.0%, in the first nine months of fiscal 1998, when compared $16.3 million for the first nine months of fiscal 1997, due to lower outstanding debt levels. As a percentage of sales interest expense decreased to 1.5% for the first nine months of fiscal 1998 compared to 1.7% in the first nine months of fiscal 1997.

MISCELLANEOUS, NET. Consolidated miscellaneous, net, a component of Other Expense (Income), was ($1.5) million in the first nine months of fiscal 1998, a $1.5 million decrease, or 51.0%, when compared to ($3.0) million for the first nine months of fiscal 1997, which included a $2.2 million final settlement of claims resulting from the January 8, 1992 fire at the Company's prepared foods plant in Mt. Pleasant, Texas.

INCOME TAX EXPENSE. Consolidated income tax expense in the first nine months of fiscal 1998 decreased to $.7 million compared to an expense of $2.3 million in the first nine months of fiscal 1997. This reduction resulted from an increase in the Company's Mexican operations as a percentage of consolidated earnings. Mexican earnings are not currently subject to income taxes.

LIQUIDITY AND CAPITAL RESOURCES

At June 27, 1998, the Company's working capital increased to $139.7 million and its current ratio increased to 2.43 to 1 compared with working capital of $133.5 million and a current ratio of 2.14 to 1 at September 27, 1997. Strong profits continue to improve financial ratios in the first nine months of fiscal 1998.

Trade accounts and other receivables were $83.2 million at June 27, 1998, a $ 5.3 million increase from September 27, 1997. The 6.7%, increase was due primarily to seasonal fluctuations in trade receivables and increased sales of prepared foods products, which normally have longer terms.

Inventories were $139.5 million at June 27, 1998, compared to $146.2 million at September 27, 1997. The $6.7 million, or 4.6%, decrease was due primarily to lower costs in the live chicken and hen inventories due primarily to the reduction of feed costs in these inventories.

Accounts payable were $49.0 million at June 27, 1998, a 31.2%, decrease from September 27, 1997, due primarily to the reduction in costs of feed ingredients and normal seasonal fluctuations.

Accrued expenses were $37.3 million at June 27, 1998, a $2.5 million increase from September 27, 1997. The 7.2% increase was primarily due to normal seasonal variations in expense accruals.

Capital expenditures for the first nine months of fiscal 1998 were $39.4 million and were primarily incurred to improve efficiencies, reduce costs and for the routine replacement of equipment. The Company anticipates that it will spend approximately $55 million for capital expenditures in fiscal year 1998 and expects to finance such expenditures with available operating cash flows and long-term financing.

At  June  27,  1998,   the   company's  stockholder's  equity
increased to $210.4 million from  $182.5 million at September
27, 1997. Total debt to capitalization decreased to 52.1% at June 27, 1998 compared to 56.4% at September 27, 1997.

On June 26, 1998, the Company entered into an asset sale agreement to sell up to $60 million of accounts receivable. Under this agreement, as the sold accounts receivable are collected, new qualifying accounts can be substituted thus maintaining the maximum balance allowed to be outstanding at a rate approximating .425% over commercial paper. As of June 27, 1998 no accounts receivable had been sold under this agreement.

The Company also maintains $70 million in revolving credit facilities and $45 million in secured term borrowing facilities. The credit facilities provide for interest at rates ranging from LIBOR plus one and five-eighths percent to LIBOR plus two percent and are secured by inventory and fixed assets or are unsecured. As of July 31, 1998, $62.4 million was available under the revolving credit facilities and $15 million was available under the term borrowing facilities.

IMPACT OF YEAR 2000

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Company has determined that it will be required to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The company presently believes that with modifications to existing software and conversion to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems.

The Company will utilize both internal and external resources to reprogram, or replace, and test the software for Year 2000 modifications. The Company anticipates completing the Year 2000 project prior to any anticipated impact on its operating systems. The total cost of the Year 2000 project is not expected to have a material effect on the Company's results of operations.

The Company will be initiating communications with all of its significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 Issues. However, there can be no assurance that the systems of other parties upon which the Company relies will be converted on a timely basis. The Company's business, financial condition, or results of operations could be materially adversely impacted by the failure of its systems and applications or those operated by others to properly operate or manage dates beyond 1999.

IMPACT OF MEXICO PESO EXCHANGE RATE.

In December 1994, the Mexican government changed its policy of defending the peso against the U.S. dollar and allowed it to float freely on the currency markets. These events resulted in the Mexican peso exchange rate declining from
3.39 to 1 U.S. dollar at October 3, 1994 to a low of 9.06 to 1 U.S. dollar at June 12, 1998. The decline in the Mexican peso exchange rate affected the Company's operations directly and indirectly as a result of the related economic recession in Mexico in fiscal 1995. Similarly, the Company's results of operations were adversely affected by: (i) the continuation of the economic recession in Mexico in fiscal 1996, as well as, (ii) significantly higher feed grain costs in fiscal 1996, (which included record high corn prices). In fiscal 1997 and the first nine months of fiscal 1998, however, the
Company benefited substantially from: (i) a rebounding economy in Mexico when compared to fiscal 1996 and 1995, and
(ii) the adjustment in the supply of poultry products in Mexico to the levels of demand existing after the economic recession. On July 30, 1998 the Mexican peso closed at 8.92 to 1 U.S. dollar. No assurance can be given as to the future valuation of the Mexican peso and how further movement in the Mexican peso could affect future earnings positively or negatively.


PART II
OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K



EXHIBIT NUMBER

10.33 Receivables Purchase Agreement between Pilgrim's Pride Funding Corporation, as Seller, Pilgrim's Pride Corporation, as Servicer, Pooled Accounts Receivable Capital Corporation, as Purchaser, and Nesbitt Burns Securities Inc., as Agent.

10.34 Purchase and Contribution Agreement Dated  as  of  June
      26, 1998 between Pilgrim's Pride Funding Corporation and Pilgrim's Pride Corporation.

10.35 Second Amendment to Security  Agreement  Re:   Accounts
      Receivable,   Farm   Products   and  Inventory  between
      Pilgrim's  Pride  Corporation  and  Harris   Trust  and
      Savings Bank.

10.36 First Amendment to Amended and Restated Secured Credit Agreement between Pilgrim's Pride Corporation and Harris Trust and Savings Bank, U.S. Bancorp Ag Credit, Inc., CoBank, ACB, ING (U.S.) Capital Corporation
      ("ING"), Wells Fargo  Bank,  N.A.  and  Credit Agricole
      Indosuez.

On June 30, 1998 the company filed a Current Report  on  Form
8-K related to the reclassification of its common stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                PILGRIM'S PRIDE CORPORATION

                                 /s/ Richard A. Cogdill


Date    JULY 31, 1998           Richard A. Cogdill
                                Executive Vice President and
                                Chief Financial Officer and
                                Secretary and Treasurer
                                In his respective capacity a such