Form 10-K405
period 1998-09-26
PILGRIMS PRIDE CORP
filed 1998-12-14
CIK 802481

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549


                                FORM 10-K


               ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended SEPTEMBER 26, 1998 Commission File number 1-
9273

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

Class B Common Stock, Par Value $0.01      New York Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate  by  check mark if disclosure of delinquent filers  pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Registrant's Class B Common Stock, $0.01 par value, held by non-affiliates of the Registrant as of December 8, 1998, was $236,108,468. For purposes of the foregoing calculation only, all directors, executive officers, and 5% beneficial owners have been deemed affiliates.

27,589,250 shares of the Registrant's Class B Common Stock, $.01 par value, were outstanding as of December 10, 1998.

No Class A Common Stock was outstanding as of December 10, 1998.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's proxy statement for the annual meeting of stockholders to be held February 3, 1999 are incorporated by reference into Part III.
                          PILGRIM'S PRIDE CORPORATION
                                   FORM 10-K
                               TABLE OF CONTENTS


                                    PART I

                                                         PAGE
Item 1. Business
    4
Item 2. Properties
  18
Item 3. Legal Proceedings
   20
Item 4. Submission of Matters to a Vote of Security Holders.
   20


                                    PART II
Item 5. Market for Registrant's Common Stock and Related Security Holder
Matters
   21
Item 6. Selected Financial Data
   22
Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition
   23
Item 8. Financial Statements and Supplementary Data (see Index to Financial Statements and Schedules below).
   30
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
   30


                                   PART III
Item 10. Directors and Executive Officers of Registrant
   31
Item 11. Executive Compensation
   31
Item 12. Security Ownership of Certain Beneficial Owners and Management
   31
Item 13. Certain Relationships and Related Transactions
   31


                                    PART IV
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
   31
Signatures.
38


                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
Report of Ernst & Young LLP--Independent Auditors
   40
Consolidated Balance Sheets as of September 26, 1998 and September 27, 1997
   41
Consolidated Statements of Income (Loss) for the years ended
    September 26, 1998, September 27, 1997 and September 28, 1996
   42
Consolidated Statements of Stockholders' Equity for the years ended
    September 26, 1998, September 27, 1997 and September 28, 1996
   43
Consolidated Statements of Cash Flows for the years ended
    September 26, 1998, September 27, 1997 and September 28,1996
   44
Notes to Consolidated Financial Statements
   45
Schedule II - Valuation and Qualifying Accounts for the years ended September 26, 1998, September 27, 1997 and September 28, 1996
   51

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

     Pilgrim's Pride Corporation is one of the largest producers of prepared and fresh chicken products in North America and has one of the best known brand names in the chicken industry. The Company is the fourth largest producer of chicken in the United States and one of the two largest in Mexico. Through vertical integration, the Company controls the breeding, hatching and growing of chickens and the processing, preparation, packaging and sale of its product lines. In fiscal 1998, approximately 79% of the Company's net sales were from its U.S. operations, including U.S. produced chicken products sold for export to Canada, Eastern Europe, the Far East and other world markets, with the remaining approximately 21% arising from the Company's Mexico operations.

     The Company's objectives are to increase sales, profit margins and earnings and outpace the growth of the chicken industry: (i) by focusing on growth in the prepared food products market, (ii) by focusing on growth in the Mexico market, and (iii) through greater utilization of the Company's existing assets. Key elements of the Company's strategy to achieve these objectives are to:

     FOCUS U.S. GROWTH ON PREPARED FOODS. In recent years the Company has focused its sales of prepared foods to the foodservice market, particularly to chain restaurants and frozen entr<e'>e producers. The market for prepared foods has experienced greater growth and higher margins than fresh chicken products, and the Company's sales of prepared foods products to the foodservice market have grown from $205.2 million in fiscal 1994 to $419.2 million in fiscal 1998, a compounded annual growth rate of 19.5%. Additionally, the production and sale of prepared foods reduces the impact of feed grain costs on the Company's profitability. As further processing is performed, feed grain costs become a decreasing percentage of a product's total production cost. The Company is now the largest supplier of chicken to Wendy's and Jack-in-the-Box chain restaurants and to Stouffer's frozen entr<e'>e operation. Other major prepared foods customers include KFC and Taco Bell. Prepared foods constituted 51.0% of the Company's U.S. chicken sales in fiscal 1998.



     FOCUS ON CUSTOMER DRIVEN RESEARCH AND TECHNOLOGY. Much of the Company's growth in prepared foods has been the result of customer-driven research & development focused on designing new products to meet customers' changing needs. The Company's research & development personnel often work directly with institutional customers in developing proprietary products. Approximately $188 million of the Company's sales to foodservice customers in fiscal 1998 consisted of new products, which were not sold by the Company in fiscal 1994. The Company is also a leader in utilizing advanced processing technology, which enables the Company to better meet its customers' needs for product innovation, consistent quality and cost efficiency.

     ENHANCE  THE  U.S.  FRESH CHICKEN PRODUCT MIX  THROUGH  VALUE-ADDED,
     BRANDED PRODUCTS. The Company's fresh chicken business is an important component of its sales and has grown from sales of $280.4 million in fiscal 1994 to $306.6 million in fiscal 1998. In addition to maintaining its sales of mature, traditional fresh chicken products, the Company's strategy is to shift the mix of its U.S. fresh chicken products by continuing to increase sales of higher margin, faster growing products, such as marinated chicken and chicken parts. As a result of this strategy, the Company's compounded annual growth rate of fresh chicken sales from fiscal 1994 to fiscal 1998 exceeded 2.2% while total U.S. industry sales of fresh chicken increased approximately 1%.

     MAINTAIN OPERATING EFFICIENCIES AND INCREASE CAPACITY ON A COST-EFFECTIVE BASIS. As production and sales have grown, the Company has maintained operating efficiencies by investing in state-of-the-art technology, processes and training and by making cost-effective acquisitions both in the U.S. and Mexico. As a result, according to industry data, since 1993 the Company has consistently been one of the lowest cost producers of chicken.

     CAPITALIZE ON INTERNATIONAL DEMAND FOR U.S. CHICKEN. Due to U.S. consumers' preference for chicken breast meat, the Company has targeted international markets to generate sales of leg quarters. The Company has also begun selling prepared food products for export to the international divisions of its U.S. chain restaurant customers. As a result of these efforts, sales for these markets have grown from less than 2% of the Company's total U.S. chicken sales in fiscal 1994 to more than 6% in fiscal 1998. Management believes that: (i) U.S. chicken exports will continue to grow as worldwide demand for high grade, low costs protein sources increases, and (ii) worldwide demand for higher margin prepared food products will increase over the next five years; and accordingly, the Company is well positioned to capitalize on such growth.

     CAPITALIZE ON INVESTMENTS AND EXPERTISE IN MEXICO. The Company's strategy in Mexico is focused on: (i) being one of the most cost-efficient producers and processors of chicken in Mexico by applying technology and expertise utilized in the U.S. and (ii) increasing distribution of its higher margin, value added products to national retail stores and restaurants. This strategy has resulted in the Company obtaining a market leadership position, with its estimated market share in Mexico increasing from 11.6% in 1994 to 16.8% in 1998.

     The Company's chicken products consist primarily of: (i) prepared foods, which include portion-controlled breast fillets, tenderloins and strips, formed nuggets and patties and bone-in chicken parts, which are sold frozen and may be either fully cooked or raw, (ii) fresh chicken, which includes refrigerated (non-frozen), whole or cut-up chicken sold to the foodservice industry either pre-marinated or non-marinated and prepackaged chicken, which includes various combinations of freshly refrigerated, whole chickens and chicken parts in trays, bags or other consumer packs labeled and priced ready for the retail grocers' fresh meat counter, and (iii) export and other, which includes parts and whole chicken, either refrigerated or frozen for U.S. export or domestic use. The Company's Mexico products consist of live, uneviscerated and eviscerated chicken.

     The following table sets forth, for the periods since fiscal 1994, net sales attributable to each of the Company's primary product lines and markets served with such products. The table is based on the Company's internal sales reports and its classification of product types and customers.

                                                 FISCAL YEAR ENDED
                        Sept. 26,    Sept.27,    Sept. 28,   Sept. 30,   Oct.1,
                           1998        1997         1996       1995       1994
U.S. Chicken Sales:
Prepared Foods:
  FOOD SERVICE        $419,150      $347,831    $303,939    $240,456   $205,224
  Retail                45,877        41,804      42,946      38,683     61,068
  Total Prepared Foods 465,027       389,635     346,885     279,139    266,292
Fresh Chicken:
   Food Service        144,928       173,743     145,052     140,201    155,294
   Retail              161,634       152,738     141,135     138,368    125,133
   Total Fresh Chicken 306,562       326,481     286,187     278,569    280,427
Export and Other       139,976       142,030     140,614     113,414     88,437
   Total U.S. Chicken  911,565       858,146     773,686     671,122    635,156
Mexico                 278,087       274,997     228,129     159,491    188,744
 Total Chicken Sales 1,189,652     1,133,143   1,001,815     830,613    823,900
Sales of Other
U.S. Products          141,893       144,506     137,495     101,193     98,709
 Total Net Sales    $1,331,545    $1,277,649  $1,139,310    $931,806   $922,609

UNITED STATES

     The following table sets forth, since fiscal 1994, the percentage of net U.S. chicken sales attributable to each of the Company's primary product lines and markets serviced with such products. The table and related discussion are based on the Company's internal sales reports and its classification of product types and customers.





                                                    FISCAL YEAR ENDED

                         SEPT. 26,   SEPT. 27,   SEPT.28,    SEPT.30,   OCT. 1,
                           1998        1997        1996        1995      1994
U.S. CHICKEN SALES:
 Prepared Foods:
 Foodservice              46.0%       40.5%        39.3%       35.8%     32.3%
  Retail                   5.0         4.9          5.6         5.8       9.6
Total Prepared Foods      51.0        45.4         44.9        41.6      41.9
  Fresh Chicken:
   Foodservice            15.9        20.2         18.7        20.9      24.5
   Retail                 17.7        17.8         18.2        20.6      19.7
  Total Fresh Chicken     33.6        38.0         36.9        41.5      44.2

                          15.4        16.6         18.2        16.9      13.9
TOTAL U.S. CHICKEN
SALES MIX               100.0%      100.0%       100.0%      100.0%    100.0%

PRODUCT TYPES

     U.S.    PREPARED   FOODS   OVERVIEW.  During fiscal 1998, $465.0 million of
the Company's net  U.S. chicken sales were in prepared  foods products  to  food
service and retail, as compared to $266.3 million in  fiscal  1994,   which
reflects  the strategic   focus   for  growth  of   the Company.  The  market
for prepared food products has experienced, and management believes that this market will continue to experience, greater growth and higher margins
than  fresh   chicken  products.  Additionally, the production  and sale of prepared foods reduces the impact of feed grain costs on the Company's
profitability.   As further processing is performed,  feed grain  costs
becomes  a decreasing  percentage   of  a  product's total production costs.

     The Company establishes  prices  for its    prepared   food   products
based primarily  upon  perceived  value  to the customer, production costs and
prices  of competing   products.   The  majority  of these  products   are  sold
pursuant to agreements with varying terms that either set a fixed price for the products or seta price according to formulas based on an underlying commodity market, subject in many cases to minimum and maximum prices.

     U.S.  Fresh  Chicken Overview.   The Company's fresh chicken  business
is  an important  component of its sales and has grown from sales  of  $280.4
million  in fiscal  1994  to $306.6 million in fiscal 1998.   In addition  to
maintaining  its sales  of   mature,   traditional   fresh chicken  products,
the Company's strategy is to shift  the  mix  of  its U.S. fresh chicken
products   by   continuing  to increase  sales of higher margin, faster growing products, such as  marinated chicken and chicken parts.  As  a  result of this
strategy,   the   Company's compounded annual  growth  rate  of fresh chicken
sales from fiscal 1994 to  fiscal 1998   exceeded  2.2%  while  total  U.S.
industry sales of fresh chicken increased approximately 1%.

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

     EXPORT  AND  OTHER  OVERVIEW.    The Company's   export   and  other
products consist of whole chickens and chicken parts sold primarily in bulk, non-branded form either refrigerated to distributors in the U.S. or frozen for
distribution to export  markets.   Sales  growth  in  the "Export  and  Other"
category between fiscal 1994 and  fiscal  1998  primarily reflects  increased
exports  of  chicken products.   In fiscal 1998, approximately $56 million of
the Company's sales were attributable to exports of U.S. chicken. These exports and other products have historically been characterized by lower prices and greater price volatility than the Company's more value-added product lines.

MARKETS

     U.S. FOODSERVICE.   The  majority of the  Company's  U.S.  chicken  sales
are derived   from   products   sold  to  the foodservice   market   which
principally consists of chain restaurants, frozen entr<e'>e producers, institutions and distributors, located throughout the continental United States. The Company supplies chicken products ranging from portion-controlled refrigerated chicken parts to fully cooked and frozen, breaded or non-breaded chicken parts or formed products.

     As the second largest full-line supplier of chicken to the foodservice market, the Company believes it is well-positioned to be the primary or
secondary supplier  to many national and international   chain   restaurants
who require  multiple  suppliers  of  chicken products.  Additionally,  the
Company  is well suited to be the sole  supplier  for many   regional  chain
restaurants that offer better margin opportunities and a growing base of business. Due to its comparatively large size in this market, management
believes  the   Company   has significant   competitive  advantages  in
terms of product capability, production capacity, research and development expertise, and distribution and marketing experience relative to smaller and to non-vertically integrated producers. As a result of these competitive advantages, the Company's sales to the foodservice market from fiscal 1994 through fiscal 1998 grew at a compound annual growth rate of approximately
11.9%.   Based on industry data, the Company estimates that total  industry
dollar  sales  to  the foodservice  market  during   this   same period grew
at a compounded annual growth rate of approximately 8.0%. The Company markets both prepared food and fresh chicken products to the foodservice industry.

     FOODSERVICE - PREPARED  FOODS:   The majority  of  the  Company's sales to
the foodservice  market consist  of  prepared food products.   Prepared  food
sales to the   foodservice   market   were  $419.2 million in fiscal 1998
compared to $205.2 million  in  fiscal  1994,  a  compounded growth rate of
approximately 19.5%.   The Company's  prepared food products include portion-
controlled breast fillets,tenderloins  and strips,  formed  nuggets and patties and bone-in chicken parts, which are sold frozen and in various states of preparation, including blanched, battered, breaded and either
partially  or fully cooked.  The  Company attributes  this   growth   in  sales
of prepared foods to the foodservice  market to a number of factors:

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

          THIRD, there is a strong need among larger foodservice companies for an alternative or additional supplier to the Company's principal
     competitor  in  the  prepared  foods market.    A   viable    alternative
     supplier must be able to ensure supply, demonstrate innovation and new product development, and provide competitive pricing. The Company has been successful in its objective of becoming the alternative supplier of
     choice   by  being  the  primary  or secondary  prepared chicken supplier
     to many large  foodservice companies because:   (i)  it   is   vertically
     integrated,   giving   the   Company control  over  its supply of chicken
     and chicken parts, (ii) its further processing facilities are particularly well suited to the high volume production runs necessary to meet the
     capacity   and   quality requirements of the U.S. foodservice market, and
     (iii) it has established a reputation for dependable quality, highly responsive service and excellent technical support.

          FOURTH,  as  a  result  of  the experience  and reputation developed
     with larger customers,  the  Company has    increasingly    become    the
     principal   supplier   to  mid-sized foodservice organizations.

          FIFTH, the Company's in-house product development group follows a customer-driven research & development focus designed to develop new products to meet customers' changing needs. The Company's research & development personnel often work directly with institutional customers in developing proprietary products. Approximately $188.4 million of the Company's sales to foodservice customers in fiscal 1998 consisted of new products, which were not sold by the Company in fiscal 1994.

          SIXTH, the Company is a leader in utilizing advanced processing technology, which enables the Company to better meet its customers' needs for product innovation, consistent quality and cost efficiency.

     FOODSERVICE -  FRESH  CHICKEN:   The Company   produces   and  markets
fresh, refrigerated chicken for sale to U.S. quick-service restaurant chains, delicatessens and other customers. These chickens have the giblets removed, are usually of specific weight ranges, are usually pre-cut to customer specifications and are often marinated to enhance value and product differentiation. By growing and processing to customers' specifications,the Company is able to assist quick-service restaurant chains in controlling costs and maintaining quality and size consistency of chicken pieces sold to the consumer.

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

     The Company   utilizes   numerous marketing      techniques,    including
advertising, to  develop  and  strengthen trade and consumer awareness and
increase brand   loyalty   for  consumer  products marketed  under  the
"Pilgrim's  Pride" brand.   The  Company's  founder,  Lonnie "Bo"  Pilgrim, is
the featured spokesman in the Company's television, radio and print advertising, and a trademark cameo of a person in a Pilgrim's hat serves as
the  logo on all of the Company's primary branded  products.   As  a result of
this marketing   strategy,  the  Company   has established a  well-known  brand
name in certain  southwestern  markets, including the  Dallas/Fort Worth area.
Management believes   its  efforts  to  achieve  and maintain brand awareness
and loyalty help to provide more  secure  distribution for its products and
generate  greater  price premiums than would otherwise be the case in   certain
southwestern markets. The Company also maintains an active program to identify consumer preferences primarily by testing new product ideas, packaging designs and methods through taste panels and focus groups located in key geographic markets.

     RETAIL - PREPARED FOODS. The Company sells retail oriented prepared foods primarily to grocery store chains located in the mid-western, south-western and western region of the U.S. where it also markets prepackaged fresh chicken. Being a major, national competitor in retail, branded frozen foods is not a part of the Company's current business strategy. The
Company  no  longer  serves the wholesale club industry, which is now dominated
by two large national operators,  and   has  redirected   this prepared  foods
capacity   to   a   more diversified customer base.

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

     EXPORT AND OTHER CHICKEN.  The Company's  export   and   other  products
consist of whole chickens and chicken parts sold primarily in bulk, non-branded form either refrigerated to distributors in the U.S., or frozen for distribution to export markets. In recent years, the Company has de-emphasized its marketing of bulk-packaged chicken in the U.S. in favor of more value-
added products and export  opportunities.    In   the  U.S., prices of  these
products are negotiated daily or weekly and are generally related to market prices quoted by the USDA or other public price reporting services. The Company also sells U.S. produced chicken products for export to Canada,
Eastern  Europe,  the  Far East and other world markets.   Due to  U.S.
consumers' preference  for chicken breast meat,  the Company   has   targeted
international markets to generate sales of leg quarters.   The Company has also
begun selling prepared food products for export to the international divisions of its U.S. chain restaurant customers. As a result of these efforts, the Company's sales for export have grown from less than 2% of its total U.S. chicken sales in fiscal 1994 to more than 6% in fiscal 1998. Management
believes  that:   (i) U.S. chicken  exports  will  continue  to grow  as
worldwide demand for high grade low cost protein sources increases, (ii) world-
wide demand  for   higher   margin prepared food products will increase over
the next five years, and accordingly, (iii) the Company is well positioned to capitalize on such growth.

     OTHER U.S. PRODUCTS. The Company markets fresh eggs under the Pilgrim's Pride brand name as well as private labels in various sizes of cartons
and flats  to  U.S.   retail   grocery  and institutional foodservice customers
located primarily in Texas.  The Company has a housing capacity for
approximately 2.3 million  commercial  egg  laying hens which   can   produce
approximately   41 million dozen eggs  annually.   U.S.  egg prices  are
determined weekly based upon reported market  prices.   The  U.S.  egg industry
has been consolidating over the last  few  years   with  the  25  largest
producers accounting for more than 58% of the total number of  egg  laying  hens
in service   during   1998.    The   Company competes  with  other  U.S. egg
producers primarily  on the  basis  of   product quality, reliability,  price
and customer service.   According   to  an   industry publication, the Company
is  the twenty-eighth  largest producer of eggs  in  the United States.

     The Company also converts chicken by-products into protein   products
primarily  for  sale to manufacturers  of pet  foods.   In  addition,  the
Company produces and sells livestock feeds at its feed mills in Pittsburg and Mt. Pleasant, Texas and at its farm supply store in Pittsburg, Texas to
dairy  farmers and livestock   producers   in   northeastern Texas.

MEXICO

     BACKGROUND.    The   Mexico   market represented  approximately  20.9%  of
the Company's net sales in fiscal 1998.   The Company entered the Mexico market
in 1979 when  it began seasonally selling eggs to the   Mexico   government.
Recognizing favorable long-term demographic  trends and   improving  economic
conditions  in Mexico,   the   Company  began  exploring opportunities  to
produce and market chicken in Mexico. In fiscal 1988, the Company acquired four vertically integrated chicken production operations in Mexico for
approximately   $15.1 million.  From fiscal 1988 through fiscal 1998, the
Company made  acquisitions  and capital  expenditures  in Mexico totaling
$172.7 million to expand and improve such operations.   As a result of these
expenditures, the Company has increased weekly production in its Mexico operations by over 350% since its original investment in fiscal 1988. The Company is now one of the two largest producers of chicken in Mexico. The Company believes its facilities are among the most technologically advanced in Mexico and that it is one of the lowest cost producers of chicken in Mexico.

     PRODUCT TYPES.  While the market for chicken  products   in   Mexico  is
less developed than in the United States, with sales  attributed  to fewer, more  basic products,  the  market  for  value  added products  is increasing.
The  Company's strategy is  to  lead  this  trend.   The products currently sold
by the Company in Mexico   consist   primarily   of   basic products  such as
New York dressed (whole chickens with  only  feathers  and  blood removed), live  birds  and  value  added products such as eviscerated chicken  and
chicken parts.  The Company has increased its   sales   of  value  added
products, particularly  through   national   retail chains  and  restaurants,
and plans to continue to do so. The Company remains opportunistic, however, utilizing its low cost production to enter markets where profitable
opportunities  exist.   For example,  the Company  has  significantly increase
its sales of live birds since 1994 as many smaller producers exited this segment of the business as a result of the recession in Mexico.

     MARKETS.   The  Company   sells  its Mexico  chicken  products  primarily
to large  wholesalers  and  retailers.   The Company's  customer base in Mexico
covers a broad geographic area from Mexico City, the capital of Mexico with a population estimated to be over 20 million, to Saltillo, the capital of the State of Coahuila, about 500 miles north of Mexico City, and from Tampico on the Gulf of Mexico to Acapulco on the Pacific, which region includes the cities of San Luis Potosi and Queretaro, capitals of the states of the same name.

COMPETITION

     The chicken industry is highly competitive and certain of the Company's competitors have greater financial and marketing resources than the Company. In the United States and Mexico, the Company competes principally with other vertically integrated chicken companies.

     In general, the competitive factors in the U.S. chicken industry include price, product quality, brand identification, breadth of product line and customer service. Competitive factors vary by major market. In the foodservice market, competition is based on consistent quality, product
development, service and  price.   In the U.S.  retail  market, management
believes that product quality, brand awareness and customer service are the primary bases of competition. There is some competition with non-vertically integrated further processors in the U.S. prepared food business. The Company believes it has significant, long-term cost and quality advantages over non-vertically integrated further processors.

     In Mexico, where  product differentiation   is   limited,   product
quality  and  price are the most critical competitive factors.   The North
American Free  Trade  Agreement, which  went  into effect on January 1, 1994,
requires annual reductions in tariffs  for chicken and   chicken   products in
order to eliminate  such  tariffs  by  January  1, 2003.  As such tariffs are
reduced, there can   be   no  assurance  that  increased competition  from
chicken  imported into Mexico  from  the  U.S. will not  have  a material
adverse effect  on  the  Mexico chicken  industry   in  general,  or  the
Company's Mexico operations  in particular.

OTHER ACTIVITIES

     The     Company     has     regional distribution    centers     located
in Arlington, El Paso, Mt. Pleasant and San Antonio, Texas; Phoenix, Arizona; and Oklahoma City, Oklahoma that distribute the Company's own poultry products
along with  certain  poultry   and  non-poultry products purchased from third
parties to independent grocers and quick service restaurants. The Company's non-poultry distribution business is conducted as an accommodation to their customers and to achieve greater economies of scale in distribution logistics. The store-door delivery capabilities for the Company's own poultry products provide a strategic service advantage in selling to quick service, national chain restaurants.

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

     The Company anticipates increased regulation by the USDA concerning food safety, by the FDA concerning the use of medications in feed and by the TNRCC, the ASVO and the EPA concerning the disposal of chicken by-products and wastewater discharges. Although the Company does not anticipate any
such regulation having a   material   adverse  effect  upon  the Company, no
assurances  can  be  given tothat effect.

EMPLOYEES AND LABOR RELATIONS

     As of December 14, 1998 the Company employed approximately 9,700 persons in the U.S. and 3,300 persons in Mexico. Approximately 2,000 employees at the Company's Lufkin and Nacogdoches, Texas facilities are members of collective bargaining units represented by the United Food and Commercial
Workers Union (the  "UFCW").   None  of  the  Company's other U.S. employees
have union representation.  The Company's collective bargaining   agreements
with  the   UFCW expire on August 10, 2001 with respect to the Company's Lufkin employees  and  on October  6,  2001  with  respect  to  the Company's
Nacogdoches  employees.   The Company believes  that  the terms of each of
these agreements are no more favorable than those provided to its non-union
U.S. employees.   In  Mexico,  most   of   the Company's hourly employees are
covered by collective bargaining agreements as most employees are in Mexico. The Company has not experienced any work stoppage since a two-day work
stoppage   at  the  Lufkin facility  in  May  1993,  and  management believes that relations with the Company's employees are satisfactory.

STATEMENTS  REGARDING   FORWARD   LOOKING COMMENTS

     Except for historical information contained herein, Management's Discussion and Analysis of Results of Operations and Financial Condition or
other discussions elsewhere  in   this  Form  10K  contains forward-looking
statements   that   are dependent  upon  a number  of  risks  and uncertainties that  could  cause  actual results to differ  materially  from those in the
forward-looking statement.   These risks  and  uncertainties include changes
in commodity prices of feed grain and chicken, the Company's substantial indebtedness, risks associated with the Company's foreign operations,
including currency  exchange   rate   fluctuations, trade  barriers, exchange
controls, expropriation and changes in laws and practices, the impact of current and future laws and regulations, and the other risks described in the Company's SEC filings. The Company does not intend to provide updated information about the matters referred to in these forward looking statements, other than in the context of Management's Discussion and Analysis of Results of Operations and Financial Condition contained herein and other disclosures in the Company's SEC filings.

DIRECTORS AND EXECUTIVE OFFICERS

     Set   forth   below    is    certain information   relating   to  the
Current directors and executive officers  of  the Company:

EXECUTIVE OFFICERS
OF THE COMPANY             AGE   POSITIONS

Lonnie "Bo" Pilgrim (1)     70   Chairman of the Board

Clifford E. Butler          56   Vice Chairman of the Board

David Van Hoose             56   Chief Executive Officer
                                 President
                                 Chief Operating Officer
                                 Director

Richard A. Cogdill          38   Executive Vice President
                                 ChiefFinancial Officer
                                 Secretary
                                 and
                                 Treasurer
                                 Director

O.B. Goolsby, Jr.          51    Executive Vice President
                                 Prepared Foods Complexes

Robert L. Hendrix          62    Executive Vice President
                                 Growout and Processing

Michael J. Murray          40    Executive Vice President
                                 Sales & Marketing and Distribution

Randy P. Stroud            43    Executive Vice President
                                 Mexico Operations

Ray Gameson                49    Senior Vice President
                                 Human Resources

David Hand                 42    Senior Vice President
                                 Sales and Marketing
                                 Retail and Fresh Products

Michael D. Martin          44    Senior Vice President
                                 Complex Manager
                                 DeQueen and Nashville
                                 Arkansas Complex

James J. Miner, Ph.D.      70    Senior Vice President
                                 Technical Services

Robert N. Palm             55    Senior Vice President
                                 Lufkin, Nacogdoches and Center
                                 Texas Complex

Lonnie Ken Pilgrim (1)     40    Senior Vice President
                                 Director of Transportation
                                 Director

Charles L. Black (1)        68   Director

Robert E. Hilgenfeld (1) (2) 73  Director

Vance C. Miller, Sr. (1) (2) 64  Director

James G. Vetter, Jr. (1) (2) 64  Director

Donald L. Wass, Ph.D. (1) (2) 66 Director
_________
(1) Member of the Compensation Committee
(2) Member of the Audit Committee

     LONNIE  "BO"  PILGRIM  has served as Chairman   of   the   Board   since
the organization of the Company in July 1968. He was previously Chief Executive Officer from July 1968 to June 1998. Prior to the incorporation of the Company, Mr. Pilgrim was a partner in the Company's predecessor partnership business founded in 1946.

     CLIFFORD  E. BUTLER serves  as  Vice Chairman of the  Board.   He  joined
the Company as Controller and Director in 1969, was named Senior Vice President of Finance in 1973, became Chief Financial Officer and Vice Chairman of the board in July 1983, became Executive President on January 1997 and served in such capacity through July 1998 and continues to serve as Vice Chairman of the Board.

     DAVID VAN HOOSE serves as Chief Executive Officer, President and Chief Operating Officer of the Company. He was named Chief Executive Officer
and Chief Operating  Officer   in   June  1998  and President   in   July 1998.
He was previously President of Mexico Operations from April 1993 to June 1998 and Senior Vice President, Director General, Mexico Operations from August 1990 to April 1993. Mr. Van Hoose was employed by the Company in September
1988  as Senior Vice President,  Texas Processing.   Prior  to that,  Mr. Van
Hoose was employed by Cargill, Inc., as General Manager of one of its chicken operations.

     RICHARD  A. COGDILL  has  served  as Executive Vice President, Chief
Financial Officer, Secretary  and  Treasurer  since January  1997.   He  became
a Director in September 1998.  Previously  he served as Senior Vice President,
Corporate Controller,   from  August  1992  through December  1996  and  as
Vice  President, Corporate Controller  from  October  1991 through  August 1992.
Prior to October 1991 he was a Senior Manager with Ernst & Young  LLP.   He  is
a Certified  Public Accountant.

     O.B.  GOOLSBY,  JR.  has  served  as Executive Vice President,  Prepared
Foods Operations  since  June  1998.    He  was previously    Senior    Vice
President, Prepared  Foods  Operations  from  August 1992  to June 1998  and
Vice  President, Prepared Foods Operations from April 1986 to  August   1992
and   was  previously employed  by  the  Company from  November 1969 to January
1981.

     ROBERT L. HENDRIX has been Executive Vice   President,  Operations,  of
the Company  since  March  1994.   He  was  a Director  of  the Company from
March 1994 to September 1998. Prior to that he served as Senior Vice President, NETEX Processing from August 1992 to March 1994 and as President
and  Chief of Complex Operations from September  1988  to March 1992.   He  was
on leave from the Company from March 1992  to  August  1992.   From July  1983
to March 1992 he served as a Director of the Company. He was President and Chief Operating Officer of the Company from July 1983 to September 1988.
He joined the Company as Senior Vice President in September 1981 when the Company acquired Mountaire Corporation of DeQueen, Arkansas, and, prior thereto,
he was    Vice   President   of    Mountaire Corporation.

     MICHAEL J. MURRAY has been Executive Vice President,  Sales  &  Marketing
and Distribution   since   June   1998.    He previously    served   as   Senior
Vice President, Sales & Marketing, Prepared Foods from October 1994 to June 1998 and as Vice President of Sales and Marketing, Food Service from August
1993 to October 1994.   From  1990  to  July 1993, he was employed by Cargill,
Inc. Prior to that, from March 1987 to 1990 he was employed by the Company as a Vice President for sales and marketing and prior thereto, he was employed by Tyson Foods, Inc.

     RANDY   P.   STROUD  has  served  as Executive    Vice    President,
Mexico Operations since August 1998. Previously he was Live Production Manager at the Lufkin, Texas Complex from May 1989 to August 1998 and as Breeder Department Manager from June 1985 to May 1989.Prior to that he was employed in variousoperating management positions by Plus-Tex Poultry, Inc., a Lufkin, Texas based Company acquired by Pilgrim's Pride in June of 1985.

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

     DAVID HAND has served as Senior Vice President  of Sales and Marketing,
Retail and Fresh Products  since  January  1998. Previously   he  was  Vice
President of Commodity and export Sales from November 1996 to June 1998. Prior to that he was Director of Commodity and Export Sales from October 1992 to November 1996. He joined the Company in June 1990 and was Export Sales Manager from June 1990 to October 1992. Prior to that he was President of Plantation Marketing and was with ConAgra from 1979 to 1986.

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

     JAMES  J.  MINER,  PH.D.,  has  been Senior Vice President, Technical
Services, since April  1994.  He has been employed   by   the Company and its
predecessor partnership since 1966 and served as Senior Vice President responsible for live production and feed nutrition from 1968 to April 1994. He was a Director from the incorporation of the Company in 1968 through September 1998.

     ROBERT N. PALM has been Senior Vice President, Lufkin, Texas, Complex Manager of the Company, since June 1985 and was previously employed in various operating management positions by Plus-Tex Poultry, Inc., a Lufkin, Texas based company acquired by Pilgrim's Pride in June 1985.

     LONNIE KEN PILGRIM has been employed by the Company since  1977  and  has
been Senior   Vice  President,  Transportation since August  1997.   Prior  to
that he served the Company as its Vice President, Director of Transportation. He has beena member of the Board of Directors since March 1985. He is a son of Lonnie "Bo" Pilgrim.

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

     JAMES G. VETTER,  JR.  has practiced law in Dallas, Texas since 1966.
He is a member of the Dallas law firm of Godwin & Carlton, P.C., and has served
as general counsel  and a Director since 1981.   Mr.Vetter is a Board Certified-
Tax  Law Specialist and  serves  as a lecturer and author in tax matters.

     DONALD L. WASS, Ph.D.  was elected a Director of the Company in May  1987.
He has been President of the William  Oncken Company   of  Texas,  a  time
management consulting company, since 1970.

ITEM 2. PROPERTIES

PRODUCTION AND FACILITIES

     BREEDING AND HATCHING: The Company supplies all of its chicks in the U.S. by producing its own hatching eggs from domestic breeder flocks in the U.S.
owned by  the  Company,  approximately  34%  of which  are  maintained   on  42
Company-operated breeder farms.  In the U.S., the Company currently owns or
contracts  for approximately  8.5 million square feet of breeder  housing   on
approximately 238 breeder farms. In Mexico, all of the Company's breeder flocks are maintained on Company-owned farms.

     The Company owns seven hatcheries in the  United States, located    in
Nacogdoches, Center and Pittsburg, Texas, and   DeQueen  and  Nashville,
Arkansas, where eggs are incubated and hatched in a process requiring 21 days. Once hatched, the day-old chicks are inspected and vaccinated against
common poultry diseases   and  transported  by Company vehicles to grow-out
farms.  The Company's seven hatcheries  in  the  U.S. have an aggregate
production capacity  of approximately   9.0  million  chicks  per week.  In
Mexico,  the Company owns seven hatcheries,  which  have   an   aggregate
production capacity of approximately  3.3 million chicks per week.

     GROW-OUT:   The  Company  places its U.S. grown chicks on approximately
1,100 grow-out   farms  located  in  Texas  and Arkansas.   These   farms
provide   the Company  with  approximately 58.0 million square feet of growing
facilities.   The Company operates 33 grow-out farms in the U.S., which account for approximately 7.6% of its total annual U.S. chicken capacity. The Company also places chicks with farms owned by affiliates of the Company
under  grow-out  contracts.  The remaining   chicks   are   placed    with
independent    farms    under    grow-out contracts. Under such grow-out
contracts, the   farmers   provide  the  facilities, utilities   and   labor.
The Company supplies the chicks,  the  feed  and  all veterinary and technical
services.  Contract grow-out  farmers are paid based on   live  weight  under
an incentive arrangement. In Mexico, the Company owns approximately 38% of its grow-out farms and contracts with independent farmers for the balance of its production.Arrangements with independent farmers in Mexico are similar
to the  Company's arrangements   with  contractors  in  the United States.

     FEED MILLS: An important factor in the production of chicken is the rate at which feed is converted into body weight. The Company purchases feed
ingredients on the   open  market.   The  primary   feed ingredients  include
corn, milo and soybean  meal,  which  historically  have been the largest
component   of   the Company's  total  production  cost.   The quality  and
composition of the feed is critical to the conversion rate, and accordingly, the Company formulates and produces its own feed. In the U.S., the Company operates seven feed mills located in Nacogdoches, Mt. Pleasant, Center and
Pittsburg, Texas and Nashville  and Hope, Arkansas.   The  Company  currently
has annual feed requirements of approximately 2.3 million tons and the capacity to produce approximately 2.7 million tons. The Company owns four
feed  mills  in Mexico,   which   produce   all   of  the requirements  of  its
Mexico operations.  Mexico's  annual  feed  requirements  are approximately
0.6 million  tons  with  a capacity  to  produce  approximately  0.9 million
tons.   In fiscal 1998, approximately   26%  of   Mexico's   feed ingredients
used were imported from the United States. However, this percentage fluctuates based on the availability and cost of local grain supplies.

     Feed grains are commodities subject to volatile price changes caused by weather, size of harvest, transportation and storage costs and the
agricultural policies of the United States and foreign governments.   Although
the Company can and sometimes does purchase grain in forward markets, it cannot eliminate the potential adverse effect of grain price changes.

     PROCESSING: Once the chickens reach processing weight, they are transported in the Company's trucks to the Company's processing plants. These plants utilize modern, highly automated equipment to process and package
the chickens.   The Company  periodically   reviews  possible application
of new processing technologies in order to enhance productivity and reduce
costs.   The Company's six U.S. processing plants, two of which are located in Mt. Pleasant, Texas,  and  the remainder of  which  are located in Dallas,
Nacogdoches and Lufkin, Texas, and DeQueen, Arkansas, have the capacity, under present U.S.D.A. inspection procedures, to produce approximately
1.3  billion  pounds   of dressed chicken annually.   The Company's three
processing   plants  located   in Mexico,  which perform  fewer  processing
functions  than the Company's   U.S. facilities,  have the capacity to process
approximately   485   million  pounds  of dressed chicken annually.

     PREPARED FOODS PLANT: The Company's prepared foods plant in Mt. Pleasant, Texas, was constructed in 1986 and has expanded significantly since that
time.  This   facility   has   deboning   lines, marination    systems,
batter/breading systems, fryers, ovens, both mechanical and cryogenic freezers, a variety of packaging systems and cold storage. This plant is currently operating at the equivalent of two shifts a day for six days a week.  If necessary,  the  Company could  add  additional shifts during  the
seventh day of  the  week.   The  Company completed  construction of a new
prepared foods  facility   at  its  Dallas,  Texas location  during  fiscal
first  quarter 1998.   The  Dallas,  Texas  facility  is functionally equivalent
to  the   Mt. Pleasant, Texas facility described above.

     EGG    PRODUCTION:     The   Company produces   eggs   at  three  farms
near Pittsburg, Texas.   One  farm is owned by the Company, while two farms are
operated under contract by an entity  owned  by  a major  stockholder  of  the
Company.  The eggs  are  cleaned,  sized,   graded  and packaged  for  shipment
at  processing facilities located on the egg farms.  The farms have a housing
capacity   for approximately  2.3 million producing hens and are currently housing  approximately 2.0 million hens.

     OTHER  FACILITIES  AND  INFORMATION:  The  Company  operates a rendering plant located  in  Mt.  Pleasant,  Texas,  that currently  processes
by-products   from approximately 8.2 million chickens weekly into protein products, which are used  in the  manufacture of chicken and livestock feed and pet foods.  The Company operates a feed  supply store in Pittsburg,
Texas, from which  it  sells  various  bulk  and sacked   livestock  feed
products.   The Company  owns   an   office  building  in Pittsburg,   Texas,
which houses   its executive offices, and an office building in   Mexico  City,
which   houses   the Company's Mexican marketing offices.

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

ITEM 4.  SUBMISSION  OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On  June  30,  1998,  the  Company's shareholders approved an amendment to the Company's certificate of incorporation that reclassified the Company's existing common stock to Class B common stock ("Class B Stock") and created a new class of common stock designated as Class A common stock ("Class A Stock"). Under the reclassification, each outstanding share of the Company's existing common stock was reclassified into one share of Class B Stock. Each share of Class B Stock has substantially the same rights,
powers and limitations  as  the Company's common   stock   outstanding
immediately prior to such amendment, except that each share of Class B Stock entitles the holder thereof to 20 votes per share except as otherwise provided by law. Each share of the new Class A Stock is substantially identical to the shares of Class B Stock, except that each share of Class A Common Stock entitles the holder thereof to one vote per share on any matter submitted for a stockholder vote.

                 PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS


QUARTERLY  STOCK   PRICES   AND   DIVIDENDS
high  and  low sales prices and dividends were:

                 Prices               Prices
                  1998                  1997              DIVIDENDS
QUARTER       HIGH      LOW          HIGH    LOW       1998     1997

First        $16 9/16  $12 3/4     $  9     $ 7 3/4   $.015    $.015
Second        15 7/8    10 3/4       12 1/8   8 5/8    .015     .015
Third         19 11/16  13 13/16     12 3/4   9 1/2    .015     .015
Fourth        24 1/16   18 1/4       15 3/8  10 5/16   .015     .015


     The Company's Class B common stock is traded on the New York Stock Exchange (ticker symbol "CHX"), no Class A common stock has been issued.
The  Company  estimates  there   were approximately      13,000      holders
(including individual participants in security position listings) of the Company's Class B common stock as of December 8, 1998. See Note F - Common Stock, of the Notes to Consolidated Financial Statements for additional discussion of the Company's common stock.

ITEM 6.  SELECTED FINANCIAL DATA

S E L E C T E D   F I N A N C I A L   D A T A
Pilgrim's Pride Corporation

(IN THOUSANDS, EXCEPT PER SHARE DATA)       Ten Years Ended September 26, 1998
                    1998        1997        1996        1995        1994      1993     1992      1991      1990        1989

INCOME STATEMENT DATA:
Net sales      $1,331,545  $1,277,649  $1,139,310   $931,806    $922,609  $887,843  $817,361  $786,651  $720,555    $661,077
Gross margin      136,103     114,467      70,640     74,144     110,827   106,036    32,802    75,567    74,190      83,356
Operating income
  (loss)           77,256      63,894   21,504(b)  24,930(b)     59,698     56,345  (12,475)    31,039    33,379      47,014
Income (loss) before
  income taxes and
  extraordinary
  charge           56,522      43,824          47      2,091     42,448    32,838  (33,712)    12,235    20,463        31,027
Income tax expense
  (benefit) (c)     6,512       2,788       4,551     10,058     11,390    10,543   (4,048)      (59)     4,826        10,745
Income (loss) before
  extraordinary
  charge           50,010      41,036     (4,504)    (7,967)     31,058    22,295  (29,664)    12,294    15,637        20,282

Extraordinary charge
  early repayment of
  debt, net of taxes   --          --     (2,780)         --         --   (1,286)        --        --        --            --

Net income (loss)  50,010      41,036     (7,284)    (7,967)     31,058    21,009  (29,664)    12,294    15,637        20,282

Per Common Share Data:
Income (loss) before
  extraordinary
  charge            $1.81       $1.49     $(0.16)    $(0.29)     $1.13     $0.81   $(1.24)     $0.54      $0.69         $0.90
Extraordinary Charge--
  early repayment of
  debt                 --          --      (0.10)         --        --     (0.05)       --         --        --            --
Net income loss      1.81        1.49      (0.26)     (0.29)      1.13      0.76    (1.24)      0.54       0.69          0.90
Cash dividends       0.06        0.06       0.06       0.06       0.06      0.03     0.06       0.06       0.06          0.06
Book value(d)        8.37        6.62       5.19       5.51       5.86      4.80     4.06       4.97       4.49          3.86

Balance Sheet Summary
Working Capital  $147,040    $133,542    $88,455    $88,395    $99,724   $72,688   $11,227    $44,882   $54,161   $60,313
Total Assets      601,439     579,124    536,722    497,604    438,683   422,846   434,566    428,090   379,694   291,102
Notes payable and
  current maturities of
  long-term debt    5,889      11,596     35,850     18,187      4,493    25,643    86,424     44,756    30,351     9,528
Long-term debt, less
  current
  maturities      199,784     224,743    198,334    182,988    152,631   159,554   131,534     175,776   154,227   109,412
Total stockholders'
  equity          230,871     182,516    143,135    152,074    161,696   132,293   112,112     112,353   101,414    87,132

(KEY INDICATORS (AS A PERCENTAGE OF NET SALES):
Gross margin        10.2%        9.0%        6.2%        8.0%      12.0%      11.9%      4.0%      9.6%     10.3%     12.6%
Selling, general and
  administrative
  expenses           4.4%        4.0%        4.3%        5.3%       5.5%       5.6%      5.7%      5.7%      5.7%      5.5%
Operating income
  (loss)             5.8%        5.0%        1.9%        2.7%       6.5%       6.3%    (1.6)%      3.9%      4.6%      7.1%
Interest
  expense, net       1.5%        1.7%        1.9%        1.9%       2.1%       2.9%      2.8%      2.5%      2.3%      2.7%
Net income (loss)    3.8%        3.2%      (0.6)%      (0.9)%       3.4%       2.4%    (3.6)%      1.6%      2.2%      3.1%

(a) Fiscal 1993 had 53 weeks
(b) The  peso decline and the related economic recession in Mexico contributed significantly to the operating losses experienced by the Company's  Mexico  operations  of  $8.2  million  and  $17.0  million  for  fiscal  years 1996 and 1995, respectively.  See
    "Management's Discussion and Analysis of Financial Condition and Results of Operations".
(c) The Company does not include income or losses from its Mexico operations in its determination of taxable income for U.S. income tax  purposes  based  upon  its  determination that such earnings will be indefinitely reinvested in Mexico.  See "Management's
    Discussion and Analysis of Financial  Condition  and Results of Operations" and Note D of the Consolidated Financial Statements
    of the Company.
(d) Amounts are based on end-of-period shares of common stock outstanding.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

GENERAL

    Profitability in the chicken industry can   be   materially  affected  by
the commodity prices  of  chicken and chicken parts,  each  of  which  are
determined largely  by  supply  and  demand.   As  a result,  the  chicken
industry as a whole has   been  characterized   by   cyclical earnings.
Cyclical   fluctuations   in earnings  of individual chicken companies can  be
mitigated   somewhat   by:   (i) business   strategy;  (ii)  product  mix;
(iii) sales and marketing plans, and (iv) operating efficiencies.  In an effort to reduce  price volatility and to  generate higher, more  consistent
profit margins, the  Company  has  concentrated   on  the production and
marketing of prepared food products,  which  generally  have  higher margins
than   the   Company's   other products.  Additionally,  the  production and
sale in the U.S. of prepared foods products reduces the impact of feed grain costs on the Company's profitability. As further processing is performed,
feed grain    costs    become   a   decreasing percentage    of   a   product's
total production costs.

    The following table presents certain items as a percentage of net sales for the periods indicated:

                                1998         1997       1996
Net sale                     100.0%        100.0%       100.0%
Cost of sales                 89.8          91.0         93.8
Gross profit                  10.2           9.0          6.2
Selling, general and
  administrative expense       4.4           4.0          4.3
Operating income               5.8           5.0          1.9
Interest expense               1.5           1.7          1.9
Income before income
  taxes and
  extraordinary charge         4.2           3.4          0.0
Net income (loss)              3.8           3.2         (0.6)

RESULTS OF OPERATIONS

FISCAL  1998  COMPARED  TO  FISCAL 1997:

     NET SALES. Consolidated net sales were $1.33 billion for fiscal 1998, an increase of $53.9 million, or 4.2% over fiscal 1997. The increase in consolidated net sales resulted from a $53.4 million increase in U.S. chicken sales to $911.6 million and a $3.1 million increase in Mexican chicken sales to $278.1 million offset partially by a $2.6 million decrease of sales of other U.S. products to $141.9 million. The increase in U.S. chicken sales was primarily due to a 3.9% increase in dressed pounds produced resulting primarily from the Company's expansion of existing facilities and the purchase of poultry assets capable of producing 650,000 chickens per week from Green Acre Foods, Inc., on April 15, 1997, and by a 2.3% increase in total revenue per dressed pound produced. The increase in Mexico chicken sales was primarily due to a 6.5% increase in total revenue per dressed pound offset partially by a 5.0% decrease in dressed pounds produced. Increased revenues per dressed pound produced in Mexico were primarily the result of higher sales prices as well as
generally     improved    economic conditions in Mexico  compared  to
the prior year.

     COST OF SALES. Consolidated cost of sales was $1.2 billion in fiscal 1998, an increase of $32.3 million, or 2.8% over fiscal 1997. The increase resulted primarily from a $37.4 million increase in cost of sales of U.S. operations, offset partially by a $5.1 million decrease in the cost of sales in Mexico operations. The cost of sales increase in U.S. operations of $37.4 million was due to a 3.9% increase in dressed pounds produced and increased production of higher cost and margin products in prepared foods offset partially by a 16.5% decrease in feed ingredient costs per pound experienced during the period. The $5.1 million cost of sales decrease in Mexico operations was primarily due to a 5.0% decrease in dressed pounds produced partially offset by a 2.9% increase in average costs of sales per dressed pound produced.

     GROSS PROFIT. Gross profit was $136.1 million for fiscal 1998, an increase of $21.6 million, or 18.9% over the same period last year. Gross profit as a percentage of sales increased to 10.2% in fiscal 1998 from 9.0% in fiscal 1997. The increased gross profit resulted from higher margins for poultry products in the U.S. and Mexico.

     SELLING,      GENERAL     AND ADMINISTRATIVE           EXPENSES.
Consolidated selling, general and administrative expenses were $58.8 million in fiscal 1998 and $50.6 million in fiscal 1997. Consolidated selling, general and administrative expenses as a percentage of sales increased in fiscal 1998 to 4.4% compared to 4.0% in fiscal 1997 due primarily to higher administration costs.

     OPERATING INCOME.Consolidated operating income  was $77.3  million for
fiscal 1998, an increase   of  $13.4  million,  or 20.9%  when  compared   to
fiscal 1997,  resulting  primarily   from higher  margins experienced in the
U.S. and Mexico operations.

     INTEREST EXPENSE.
Consolidated net interest expense decreased to $20.2 million, or 8.7% in fiscal 1998, when compared to $22.1 million for fiscal 1997,
due  to  lower  outstanding   debt levels.

     MISCELLANEOUS,           NET.Consolidated miscellaneous, net, a
component    of    Other   Expense (Income),  was ($1.7)  million  in
fiscal 1998, a $0.7 million decrease, or 30.4% when compared to ($2.4) million for fiscal 1997, which included a $2.2 million final settlement of claims resulting from the January 8, 1992, fire at the Company's prepared foods plant in Mt. Pleasant, Texas.

     INCOME TAX EXPENSE. Consolidated income tax expense in fiscal 1998 increased to $6.5 million compared to an expense of $2.8 million in fiscal 1997. This increase resulted from higher U.S. earnings in fiscal 1998 than in fiscal 1997. While Mexico earnings were also higher in fiscal 1998 than in fiscal 1997, Mexico earnings are not currently subject to income taxes.

FISCAL  1997  COMPARED  TO  FISCAL 1996:

     NET SALES. Consolidated net sales were $1.3 billion for fiscal 1997, an increase of $138.3 million, or 12.1% over fiscal 1996. The increase in consolidated net sales resulted from an $84.5 million increase in U.S. chicken sales to $858.1 million, a $46.9 million increase in Mexico chicken sales to $275.0 million and by a $7.0 million increase of sales of other U.S. products to $144.5 million. The increase in U.S. chicken sales was primarily due to a 14.0% increase in dressed pounds produced resulting primarily from the Company's expansion of existing facilities and the purchase of poultry producing assets capable of producing 650,000 chickens per week from Green Acre Foods, Inc. on April 15, 1997, offset partially by a 2.7% decrease in total revenue per dressed pound produced. The increase in Mexico chicken sales was primarily due to a 25.5% increase in total revenue per dressed pound partially offset by a 3.9% decrease in dressed pounds produced resulting from management's decision in fiscal 1996 to reduce production due to the recession in Mexico. Increased revenue per dressed pound produced in Mexico was primarily the result of higher sales prices as well as generally improved economic conditions in Mexico compared to the prior year. The increase in sales of other domestic products was primarily the result of increased sales of the company's chicken by-products group.

     COST OF SALES. Consolidated cost of sales was $1.2 billion in fiscal 1997, an increase of $94.5 million, or 8.8% over fiscal 1996. The increase primarily resulted from a $91.7 million increase in cost of sales of U.S. operations, and a $2.8 million increase in the cost of sales in Mexico operations. The cost of sales increase in U.S. operations of $91.7 million was due to the 14.0% increase in dressed pounds produced and increased production of higher cost and margin products in prepared foods, partially offset by a decrease in feed ingredient cost when compared to fiscal 1996. The $2.8 million cost of sales increase in Mexico operations was primarily due to a 5.4% increase in average costs of sales per pound partially offset by a 3.9% decrease in dressed pounds produced. The increase in average costs of sales per pound was primarily the result of cost adjusting upward due to generally improved economic conditions in Mexico compared to the prior year offset partially by lower feed ingredient cost experienced in the period.

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

      OPERATING INCOME.
Consolidated operating income was $63.9 million for fiscal 1997, an increase of $42.4 million, or 197.1% when compared to fiscal 1996, resulting primarily from higher margins experienced in the Mexico operations.

     INTEREST EXPENSE.
Consolidated net interest expense increased slightly to $22.1 million, or 2.5% in fiscal 1997, when compared to $21.5 million in fiscal 1996, due to slightly higher levels of outstanding indebtedness in 1997. As a percentage of sales, however, interest expense decreased to 1.7% in fiscal 1997 compared to 1.9% in fiscal 1996.

     MISCELLANEOUS EXPENSE.
Consolidated miscellaneous, net, a component of "Other Expense (Income)", was ($2.4) million in fiscal 1997 and includes a $2.2 million final settlement of claims resulting from the January 8, 1992, fire at the Company's prepared foods plant in Mt. Pleasant, Texas.

     INCOME      TAX      EXPENSE.
Consolidated income tax expense in fiscal 1997 decreased to $2.8 million compared to an expense of $4.6 million in fiscal 1996. The lower consolidated income tax expense in contrast to higher consolidated income resulted from increased Mexico earnings that are not currently subject to income taxes.

LIQUIDITY AND CAPITAL RESOURCES

     At September 26, 1998, the Company's working capital increased to $147.0 million and its current ratio increased to
2.32 to 1 compared with working capital of $133.5 million and a current ratio of 2.14 to 1 at September 27, 1997. Strong profits were primarily responsible for the increases in working capital and current ratio from September 27, 1997, to September 26, 1998.

     Trade accounts and other receivables were $81.8 million at September 26, 1998, a $3.8 million increase from September 27, 1997. The 4.9% increase was due primarily to higher net sales and increased sales of prepared foods products, which normally have longer credit terms than fresh chicken sales.

     Inventories were $141.7 million at September 26, 1998, compared to $146.2 million at September 27, 1997. The $4.5 million, or 3.1% decrease was due primarily to lower costs in the live chicken and hen inventories resulting from lower feed costs.

     Capital expenditures for the fiscal 1998 were $53.5 million and were primarily incurred to expand certain facilities, improve efficiencies, reduce costs and for the routine replacement of
equipment.        The      Company anticipates  that  it  will  spend
approximately $95.0 million for capital expenditures in fiscal year 1999 and expects to finance such expenditures with available operating cash flows and long-term financing.

     Cash flows provided by operating activities were $85.0 million, $49.6 million and $11.4 million in fiscal 1998, 1997 and
1996,      respectively.       The significant increase in cash flows
provided by operating activities for fiscal 1998 when compared to fiscal 1997 was due primarily to increased net income, a reduction in inventory levels as discussed above, and a substantially smaller increase in accounts receivable for fiscal 1998, when compared to
fiscal   1997.    The  significantincrease in cash flows provided by
operating activities for fiscal 1997, when compared to fiscal 1996, was due primarily to net income for fiscal 1997, compared to a net loss in fiscal 1996.

     Cash flows provided by (used in) financing activities were ($32.5) million, $348,000 and $27.3 million in fiscal 1998, 1997 and 1996, respectively. The cash provided by (used in) financing activities primarily reflects the net proceeds (payments) from notes payable and long-term financing and debt retirements.

     At September 26, 1998, the Company's stockholders' equity increased to $230.9 million from $182.5 million at September 27,
1997.       Total     debt      to capitalization  decreased to 47.1%
at September 26, 1998, compared to 56.4% at September 27, 1997.

     The Company maintains $70 million in revolving credit facilities and $45 million in secured term borrowing facilities. The credit facilities provide for interest at rates ranging from LIBOR plus one and three-eighths percent to LIBOR plus two percent and are secured by inventory and fixed assets or are unsecured. As of October 30, 1998, $63.3 million was available under the revolving credit facilities and $30.8 million was available under the term borrowing facilities.

     On June 26, 1998, the Company entered into an asset sale agreement to sell up to $60 million of accounts receivable. Under this agreement, as the sold accounts receivable are collected, new qualifying accounts can be substituted thus maintaining the maximum balance allowed to be outstanding at a rate approximating .425% over commercial paper. As of September 26, 1998, no accounts receivable had been sold under this agreement. Any such sales, however, are expected to be recorded as a sale in accordance with FASB Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.

     The Company's deferred income taxes have resulted primarily from the Company's use of the cash method of accounting for periods before July 2, 1988. The "Omnibus Budget Reconciliation Act" of 1987 required certain family-owned farming businesses to switch to the accrual method of accounting and provided that such corporations establish a suspense account in lieu of taking the adjustment into taxable income currently. "The Taxpayer Relief Act of 1997" requires that this suspense account be taken into income ratably over 20 years beginning in fiscal 1998, however, any remaining balance in the suspense account will be accelerated if the Company ceases to be a family-owned corporation. A "family-owned" corporation is one in which at least 50% of the total combined voting power of classes of stock of the corporation are owned by members of the same family. The Company believes that it will remain a family-owned corporation for the foreseeable future.

MARKET  RISK SENSITIVE INSTRUMENTS AND POSITIONS

     The risk inherent in the Company's market risk sensitive instruments and positions is the potential loss arising from adverse changes in the price of feed ingredients, foreign currency exchange rates and interest rates as discussed below. The sensitivity analyses presented do not consider the effects that such adverse changes may have on overall economic activity nor do they consider additional actions management may take to mitigate
its   exposure  to  such  changes. Actual results may differ.

     FEED     INGREDIENTS.     The Company is a purchaser  of certain
commodities, primarily corn and soybean meal. As a result, the Company's earnings are affected by changes in the price and availability of such feed ingredients. As market conditions dictate, the Company from time to time will lock-in future feed ingredient prices, using various hedging techniques including forward purchase agreements with suppliers and futures contracts. The Company does not use such financial instruments for trading purposes and is not a party to any leveraged derivatives. Market risk is estimated as a hypothetical 10% increase in the weighted-average cost of the Company's primary feed ingredients as of September 26, 1998. Based on projected 1999 feed consumption, such an increase would result in an increase to cost of sales of approximately $16.3 million in 1999, after considering the effect of forward purchase commitments and future contracts outstanding as of September 26, 1998. As of September 26, 1998, the Company had hedged approximately 45.6% of its 1999 feed requirements.

     FOREIGN CURRENCY. The Company's earnings are affected by foreign exchange rate fluctuations related to the Mexican peso net monetary position of its Mexico subsidiaries. The company primarily manages this exposure by attempting to minimize its Mexican peso net monetary position, but has also from time to time considered executing hedges to help minimize this exposure. However, such instruments have historically not been economically feasible. The Company is also exposed to the effect of potential exchange rate fluctuations to the extent that amounts are repatriated from Mexico to the United States. However, the company currently anticipates that the cash flows of its Mexico subsidiaries will continue to be reinvested in its Mexico operations. In addition, the Mexican peso exchange rate can directly and indirectly impact the Company's results of operations and financial position in several manners, including potential economic recession in Mexico resulting from a devalued peso. The impact on the Company's financial position and results of operations of a hypothetical change in the exchange rate between the U.S. dollar and the Mexican peso cannot be reasonably estimated. Foreign currency exchange losses, representing the decline in the U.S. dollar value of the net monetary assets of the Company's Mexico subsidiaries, were $2.3 million, $0.4 million and $1.3 million for 1998, 1997 and 1996, respectively. The operating loss of the company's Mexico subsidiaries of $8.2 million in 1996 was primarily the result of the peso devaluation and other economic factors at least partially attributable to the peso devaluation. On December 3, 1998, the Mexican peso closed at 10.0 to 1 U.S. dollar, a decrease from 10.24 at September 26, 1998. No assurance can be given as to the future valuation of the Mexican peso and how further movements in the peso could affect future earnings of the Company.

     INTEREST RATES. The Company's earnings are also affected by changes in interest rates due to the impact those changes have on its variable-rate debt instruments. The Company has variable-rate debt instruments representing approximately 22.5% of its total long-term debt at September 26, 1998. If interest rates average 25 basis points more in 1999, than they did during 1998, the Company's interest expense would be increased by $0.1 million. These amounts are determined by considering the impact of the hypothetical interest rates on the Company's variable-rate long-term debt at September 26, 1998.

     Market risk for fixed-rate long-term debt is estimated as the potential increase in fair value resulting from a hypothetical 25 basis points decrease in interest rates and amounts to approximately
$0.7   million,  using  discounted cash flow analysis.

NEW ACCOUNTING PRONOUNCEMENTS

     ACCOUNTING   FOR   DERIVATIVE INSTRUMENTS       AND      HEDGING
ACTIVITIES. In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), which is required to be adopted in years beginning after June 15, 1999. SFAS 133 permits early adoption as of the beginning of any fiscal quarter after its issuance. SFAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company is currently evaluating the impact of SFAS 133; however, it is not expected to have a material impact on the Company's financial condition or results of operations.

     DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131), effective for years beginning after December 15, 1997. SFAS No. 131 supersedes SFAS No. 14, Financial Reporting Segments of a Business Enterprise, and requires that a public Company report annual and interim financial descriptive information about its reportable operating segments pursuant to criteria that differ from current accounting practice. Because this statement addresses how supplemental financial information is disclosed in annual and interim reports, the
adoption will have  no  impact  on the       Company's      financial
statements,  but  may  affect  the disclosure of segment information.

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

     The Company has determined that it will be required to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. To date, the Company has updated substantially all of its computer systems in the U.S. and is in the process of updating its systems in Mexico. The Company anticipates completing the remaining portion of its Year 2000 project by mid-1999. The
Company presently believes that with these modifications and replacements, the Year 2000 Issue will not pose significant
operational   problems   for   its computer systems.

     Systems assessments and minor system modifications were completed using existing internal resources and as a result, incremental costs were minimal. System replacements, consisting primarily of capital projects, were initiated for other business purposes while at the same time achieving Year 2000 compliance. System replacement projects were completed primarily using external resources. The total cost of the Year 2000 project is not expected to have a material effect on the Company's results of operations.

     Additionally, the Company will be initiating communications with all of its significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 Issues. However, there can be no assurance that the systems of other parties upon which the Company relies will be converted on a timely basis. The Company's business, financial condition, or results of operations could be materially adversely impacted by the failure of its systems and applications or those operated by others to properly operate or manage dates beyond 1999.

     The Company believes that its initiatives and its existing business recovery plans are adequate to address reasonably likely Year 2000 Issues. If unforeseen circumstances arise,
the   Company  will   attempt   to develop   contingency   plans  for
these situations.

IMPACT OF INFLATION

     Due to moderate inflation in the U.S. and the Company's rapid inventory turnover rate, the results of operations have not been significantly affected by inflation during the past three-year period.

ITEM 8.  FINANCIAL  STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements together with the report of independent auditors, and financial statement schedules are included on pages 38 through 49 of this document. Financial statement schedules other than those included herein have been omitted because the required information is contained in the consolidated financial statements or related notes, or such information is not applicable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       NOT APPLICABLE

PART III

ITEM 10.  DIRECTORS  AND EXECUTIVE
OFFICERS OF REGISTRANT

     Reference is made to "Election of Directors" on pages 3 through 5 of Registrant's Proxy Statement for its 1999 Annual
Meeting  of  Stockholders,   which section is incorporated herein  by
reference.

     Referece    is    made    to "Compliance  with Section 16(a) of
the Exchange Act"  on  page  12  of Registrant's  Proxy  Statement for
its   1999   Annual   Meeting   of Stockholders,  which  section   is
incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information   responsive   to Items    11,    12   and   13   is
incorporated  by  reference   from sections     entitled    "Security
Ownership",  "Election of Directors",  "Executive Compensation",     and
"Certain Transactions" of the  Registrant's Proxy   Statement  for  its   1999
Annual Meeting of Stockholders.


PART IV

ITEM   14.   EXHIBITS,   FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K

(a)(1) The financial statementslisted in the accompanying index to financial statements and schedules are filed as part of this report.

  (2) All other schedules for     which provision is made in the applicable
      accounting regulations of the Securities and Exchange Commission are required under the related instructions or are applicable and therefore have been omitted.

  (3) The financial statements schedule entitled Valuation and Qualifying Accounts and Reserves is filed as part of this report on page 51.

  (4) On June 30, 1998 the Company filed a current report on
     Form 8-K related to the    reclassification of its     common stock.

  (5) Exhibits

Exhibit
NUMBER

2.1 Agreement and Plan of Reorganization dated September 15, 1986, by and among Pilgrim's Pride Corporation, a Texas corporation; Pilgrim's Pride
      Corporation, a Delaware corporation; and Doris Pilgrim Julian, Aubrey Hal
      Pilgrim, Paulette Pilgrim Rolston, Evanne Pilgrim, Lonnie "Bo" Pilgrim,
      Lonnie Ken Pilgrim, Greta Pilgrim Owens and Patrick Wayne Pilgrim
      (incorporated by reference from Exhibit 2.1 to the Company's Registration
      Statement on Form S-1 (No. 33-8805) effective November 14, 1986).
3.1 Certificate of Incorporation of the Company (incorporated by reference from Exhibit 3.1 of the Company's Registration Statement on Form S-1 (No.
      33-8805) effective November 14, 1986).
3.2 Amended and Restated Corporate Bylaws of Pilgrim's Pride Corporation, a Delaware Corporation, effective September 30, 1998.
4.1 Certificate of Incorporation of the Company (incorporated by reference from Exhibit 3.1 of the Company's Registration Statement on Form S-1 (No.
      33-8805) effective November 14, 1986).
4.2 Amended and Restated Corporate Bylaws of Pilgrim's Pride Corporation, a Delaware Corporation, effective December 4, 1996 (incorporated by reference from Exhibit 3.3 of the Company's Quarterly Report on Form 10-Q for the three months ended March 29, 1997).
4.3 Specimen Certificate for shares of Common Stock, par value $.01 per share, of the Company (incorporated by reference from Exhibit 4.6 of the Company's Form 8 filed on July 1, 1992).
4.4   Form of Indenture between the Company and Ameritrust Texas National
      Association relating to the Company's 10 7/8% Senior Subordinated Notes
      Due 2003 (incorporated by reference from Exhibit 4.6 of the Company's
      Registration Statement on Form S-1 (No. 33-59626) filed on March 16,
      1993).
4.5 Form of 10 7/8% Senior Subordinated Note Due 2003 (incorporated by reference from Exhibit 4.8 of the Company's Registration Statement on Form S-1 (No. 33-61160) filed on June 16, 1993).
10.1 Pilgrim's Industries, Inc. Profit Sharing Retirement Plan, restated as of July 1, 1987 (incorporated by reference from Exhibit 10.1 of the Company's Form 8 filed on July 1, 1992).
10.2  Bonus Plan of the Company (incorporated by reference from Exhibit 10.2 to the Company's Registration Statement on Form S-1 (No. 33-8805) effective November 14, 1986).
10.3  Stock Purchase Agreement dated May 12, 1992, between the Company and
      Archer Daniels Midland Company (incorporated by reference from
      Exhibit 10.45 of the Company's Form 10-K for the year ended September 26,
      1992).
10.4 Employee Stock Investment Plan of the Company (incorporated by reference from Exhibit 10.28 of the Company's Registration Statement on Form S-1 (No. 33-21057) effective May 2, 1988).
10.5 Promissory Note dated September 20, 1990, by and between the Company and Hibernia National Bank of Texas (incorporated by reference from Exhibit 10.42 of the Company's Form 8 filed on July 1, 1992).
10.6  Loan Agreement dated October 16, 1990, by and among the Company,
      Lonnie "Bo" Pilgrim and North Texas Production Credit Association, with related Variable Rate Term Promissory Note and Deed of Trust (incorporated by reference from Exhibit 10.43 of the Company's Form 8 filed on July 1,
      1992).
10.7 Secured Credit Agreement dated May 27, 1993, by and among the Company and Harris Trust and Savings Bank, and FBS AG Credit, Inc.,
      Internationale Nederlanden Bank, N.V., Boatmen's First National Bank of
      Kansas City, and First Interstate Bank of Texas, N.A. (incorporated by reference from Exhibit 10.31 of the Company's Registration Statement on Form S-1 (No. 33-61160) filed on June 16, 1993).
10.8  First Amendment to Secured Credit Agreement dated June 30, 1994 to the
      Secured Credit Agreement dated May 27, 1993, by and among the Company and
      Harris Trust and Savings Bank, and FBS AG Credit, Inc., Internationale
      Nederlanden Bank N.V., Boatmen's First National Bank of Kansas City and
      First Interstate Bank of Texas, N.A. (incorporated by reference from
      Exhibit 10.33 of the Company's annual report on Form 10-K for the fiscal year ended September 28, 1996).
10.9 Second Amendment to Secured Credit Agreement dated December 6, 1994 to the Secured Credit Agreement dated May 27, 1993, by and among the Company and Harris Trust and Savings Bank, and FBS AG Credit, Inc.,
      Internationale Nederlanden Bank N.V., Boatmen's First National Bank of
      Kansas City and First Interstate Bank of Texas, N.A. (incorporated by reference from Exhibit 10.36 of the Company's annual report on Form 10-K for the fiscal year ended September 28, 1996).
10.10 Third Amendment to Secured Credit Agreement dated June 30, 1995 to the
      Secured Credit Agreement dated May 27, 1993, by and among the Company and
      Harris Trust and Savings Bank, and FBS AG Credit, Inc., Internationale
      Nederlanden Bank N.V., (incorporated by reference from Exhibit 10.37 of the Company's annual report of Form 10-K for the fiscal year ended
      September 28, 1996).
10.11 Second Amended and Restated Loan and Security Agreement dated July 31,
      1995, by and among the Company, the banks party thereto and Creditanstalt
      -Bankverein, as agent (incorporated by reference from Exhibit 10.38 of the Company's annual report on Form 10-K for the fiscal year ended
      September 28, 1996).
10.12 Revolving Credit Loan Agreement dated March 27, 1995 by and among the
      Company and Agricultural Production Credit Association (incorporated by reference from Exhibit 10.39 of the Company's annual report on Form 10-K for the fiscal year ended September 28, 1996).
10.13 First Supplement to Revolving Credit Loan Agreement dated July 6, 1995 by and among the Company and Agricultural Production Credit Association
      (incorporated by reference from Exhibit 10.40 of the Company's annual report on Form 10-K for the fiscal year ended September 28, 1996).
10.14 Credit Agreement dated as of January 31, 1996 is entered into among Pilgrim's Pride, S.A. de C.V., and Internationale Nederlanden (U.S.)
      Capital Corporation, Pilgrim's Pride Corporation, Avicola Pilgrim's Pride de Mexico, S.A. de C.V., Compania Incubadora Avicola Pilgrim's Pride,
      S.A. de C.V., Productora Y Distribuidora de Alimentos, S.A. de C.V.,
      Immobiliaria Avicola Pilgrim's Pride, S. De R.L. de C.V. and C.I.A.
      Incubadora Hidalgo, S.A. de C.V. (incorporated by reference from Exhibit
      10.42 of the Company's annual report on Form 10-K for the fiscal year ended September 28, 1996).
10.15 Fourth Amendment to Secured Credit Agreement dated June 6, 1996 to the
      Secured Credit Agreement dated May 27, 1993, by and among the Company and
      Harris Trust and Savings Bank, and FBS AG Credit, Inc., Internationale
      Nederlanden Bank N.V., successor to First Interstate Bank of Texas, N.A.
      (incorporated by reference from Exhibit 10.43 of the Company's annual report on Form 10-K for the fiscal year ended September 28, 1996).
10.16 Second Supplement to Revolving Credit Loan Agreement dated June 28,
      1996 by and among the Company and Agricultural Production Credit
      Association (ncorporated by reference from Exhibit 10.44 of the Company's annual report on Form 10-K for the fiscal year ended September 28, 1996).
10.17 Third Supplement to Revolving Credit Loan Agreement dated August 22,
      1996 by and among the Company and Agricultural Production Credit
      Association (incorporated by reference from Exhibit 10.45 of the Company's annual report on Form 10-K for the fiscal year ended September
      28, 1996).
10.18 Note Purchase Agreement dated April 14, 1997 by and between John
      Hancock Mutual Life Insurance Company and Signature 1A (Cayman), Ltd. and the Company (incorporated by reference from Exhibit 10.46 of the Company's Quarterly Report on Form 10-Q for the three months ended March
      29, 1997).
10.19 Guaranty Fee Agreement between Pilgrim's Pride Corporation and Certain
      Shareholders dated November 28, 1996 (incorporated by reference from
      Exhibit 10.47 of the Company's Quarterly Report on Form 10-Q for the three months ended March 29, 1997).
10.20 Aircraft Lease Extension Agreement between B.P. Leasing Co., (L.A.
      Pilgrim, Individually) and Pilgrim's Pride Corporation, (formerly
      Pilgrim's Industries, Inc.) effective November 15, 1992 (incorporated by reference from Exhibit 10.48 of the Company's Quarterly Report on Form
      10-Q for the three months ended March 29, 1997).
10.21 Broiler Grower Contract dated May 6, 1997 between Pilgrim's Pride
      Corporation and Lonnie "Bo" Pilgrim (Farm 30) (incorporated by reference from Exhibit 10.49 of the Company's Quarterly Report on Form 10- for the three months ended March 29, 1997).
10.22 Commercial Egg Grower Contract dated May 7, 1997 between Pilgrim's
      Pride Corporation and Pilgrim Poultry G.P. (incorporated by reference from Exhibit 10.50 of the Company's Quarterly Report on Form 10-Q for the three months ended March 29, 1997).
10.23 Agreement dated October 15, 1996 between Pilgrim's Pride Corporation and Pilgrim Poultry G.P. (incorporated by reference from Exhibit 10.51 of the Company's Quarterly Report on Form 10-Q for the three months ended
      March 29, 1997).
10.24 Heavy Breeder Contract dated May 7, 1997 between Pilgrim's Pride
      Corporation and Lonnie "Bo" Pilgrim (Farms 44, 45 & 46) (incorporated by reference from Exhibit 10.51 of the Company's Quarterly Report on Form
      10-Q for the three months ended March 29, 1997).
10.25 Broiler Grower Contract dated January 9, 1997 by and between Pilgrim's
      Pride and  O.B. Goolsby, Jr. (incorporated by reference from Exhibit
      10.25 of the Company's Registration Statement on Form S-1 (No. 333-29163) effective June 27, 1997).
10.26 Broiler Grower Contract dated January 15, 1997 by and between
      Pilgrim's Pride Corporation and B.J.M. Farms. (incorporated by reference from Exhibit 10.26 of the Company's Registration Statement on Form S-1
      (No. 333-29163) effective June 27, 1997).
10.27 Broiler Grower Agreement dated January 29, 1997 by and between
      Pilgrim's Pride Corporation and Clifford E. Butler (incorporated by reference from Exhibit 10.27 of the Company's Registration Statement on Form S-1 (No. 333-29163) effective June 27, 1997).
10.28 Secured Term Credit Agreement dated June 5, 1997 by and among
      Pilgrim's Pride Corporation and Harris Trust and Savings Bank, and FBS AG
      Credit, Inc., CoBank, ACB, ING (U.S.) Capital Corporation, Wells Fargo
      Bank (Texas) and N.A., Caisse National de Credit Agricole, Chicago
      Branch.*
10.29 Amended and Restated Secured Credit Agreement dated August 11, 1997 to the Secured Credit Agreement dated May 27, 1993 by and among the Company and Harris Trust and Savings Bank, and FBS AG Credit, Inc., CoBank, ACB,
      ING (U.S.) Capital Corporation, Wells Fargo Bank (Texas) and N.A., Caisse
      National de Credit Agricole, Chicago Branch.*
10.30 Second Amendment to Second Amended and Restated Loan and Security
      Agreement dated September 18, 1997 by and among the Company, the banks party thereto and Creditanstalt-Bankverein, as agent.*
10.31 Guaranty Fee Agreement between Pilgrim's Pride Corporation and Certain
      Shareholders dated July 23, 1997.*
10.32 Revolving Credit Agreement dated March 2, 1998 by and between
      Pilgrim's Pride de Mexico, S.A. de C.V., (the borrower); Avicola
      Pilgrim's  Pride de Mexico, S.A. de C.V. (the Mexican Guarantor),
      Pilgrim's Pride Corporation (the U.S. Guarantor), and COAMERICA Bank (the bank), (incorporated by reference from Exhibit 10.32 of the Company's
      Quarterly report on form 10-Q for the three months ended March 28, 1998.
10.33 Receivables Purchase Agreement between Pilgrim's Pride Funding
      Corporation, as Seller, Pilgrim's Pride Corporation, as Servicer, Pooled
      Accounts Receivable Capital Corporation, as Purchaser, and Nesbitt Burns
      Securities Inc., as Agent (incorporated by reference from Exhibit 10.33 of the Company's Quarterly report on form 10-Q for the three months ended
      June 27, 1998).
10.34 Purchase and Contribution Agreement Dated as of June 26, 1998 between
      Pilgrim's Pride Funding Corporation and Pilgrim's Pride Corporation
      (incorporated by reference from Exhibit 10.34 of the Company's Quarterly report on form 10-Q for the three months ended June 27, 1998).
10.35 Second Amendment to Security Agreement Re:  Accounts Receivable, Farm
      Products and Inventory between Pilgrim's Pride Corporation and Harris
      Trust and Savings Bank (incorporated by reference from Exhibit 10.35 of the Company's Quarterly report on form 10-Q for the three months ended
      June 27, 1998).
10.36 First Amendment to Amended and Restated Secured Credit Agreement between Pilgrim's Pride Corporation and Harris Trust and Savings Bank,
      U.S. Bancorp Ag Credit, Inc., CoBank, ACB, ING (U.S.) Capital Corporation
      ("ING"), Wells Fargo Bank, N.A. and Credit Agricole Indosuez
      (incorporated by reference from Exhibit 10.33 of the Company's Quarterly report on form 10-Q for the three months ended June 27, 1998).
21.1  Subsidiaries of Registrant.*
23.1  Consent of Ernst & Young LLP.*
*  Filed herewith


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 10th day of December 1998.

PILGRIM'S PRIDE CORPORATION


 By:   /s/ R.A. Cogdill

 Richard A. Cogdill
 Chief Financial Officer
 Secretary and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

     SIGNATURE             TITLE                          DATE


/s/ Lonnie "Bo" Pilgrim
________________________   Chairman                       12/10/98
Lonnie "Bo" Pilgrim        Board of Directors


/s/ Clifford E. Butler
_______________________    Vice Chairman                  12/10/98
Clifford E. Butler         Board of Directors


/s/ David Van Hoose
________________________   Chief Executive Officer        12/10/98
David Van Hoose            President
                           Chief Operating Officer
                           Director

/s/ Richard A. Cogdill
_______________________    Executive Vice President       12/10/98
Richard    A.   Cogdill    Chief Financial Officer
                           Secretary and Treasurer
                           Director
/s/ Lonnie Ken Pilgrim
_______________________    Senior Vice President and      12/10/98
Lonnie  Ken Pilgrim        Director of Transportation
                           Director

/s/ Charles L. Black
_______________________    Director                       12/10/98
Charles L. Black



_______________________    Director                       12/10/98
Robert E. Hilgenfeld



______________________     Director                       12/10/98
Vance C. Miller



______________________     Director                       12/10/98
James J. Vetter, Jr.



_______________________    Director                       12/10/98
Donald L. Wass

REPORT OF ERNST & YOUNG LLP,
INDEPENDENT AUDITORS
Pilgrim's Pride Corporation

Stockholders and Board of Directors
Pilgrim's Pride Corporation

          We have audited the accompanying consolidated balance sheets of Pilgrim's Pride Corporation and subsidiaries at September 26, 1998, and September 27, 1997, and the related consolidated statements of income (loss), stockholders' equity and cash flows for each of the three years in the period ended
September  26,  1998.   Our audits also    included   the   financial
statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

          In   our  opinion,   the financial statements  referred  to
above   present   fairly,  in  all material       respects,       the
consolidated financial position of Pilgrim's Pride Corporation as of at September 26, 1998, and September 27, 1997, and the
consolidated results of its operations and its cash flows for each of the three years in the period ended September 26, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements, taken as a whole, presents fairly in all material respects the information set forth therein.

                                                   ERNST & YOUNG LLP


Dallas, Texas
November 4, 1998

CONSOLIDATED BALANCE SHEETS
Pilgrim's Pride Corporation
                             (IN THOUSANDS) TWO YEARS ENDED SEPTEMBER 26, 1998

ASSETS                                       1998                       1997
CURRENT ASSETS:
   Cash and cash equivalents                $  25,125               $  20,338
   Trade accounts and other receivables,
    less allowance for doubtful accounts       81,813                  77,967
   Inventories                                141,684                 146,180
   Deferred income taxes                        7,010                   3,998
   Prepaid expenses and other current assets    2,902                   2,664
     Total Current Assets                     258,534                 251,147
   OTHER ASSETS                                11,757                  18,094
PROPERTY, PLANT AND EQUIPMENT:
   Land                                        26,404                  25,737
   Buildings, machinery and equipment         470,763                 436,783
   Autos and trucks                            35,547                  33,278
   Construction-in-progress                    29,385                  14,863
                                              562,099                 510,661
   Less accumulated depreciation              230,951                 200,778
                                              331,148                 309,883
                                             $601,439                $579,124
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                          $ 70,069                $ 71,225
   Accrued expenses                            35,536                  34,784
   Current maturities of long-term debt         5,889                  11,596
    Total Current Liabilities                 111,494                 117,605
Long-Term Debt, less current maturities       199,784                 224,743
Deferred Income Taxes                          58,401                  53,418
Minority Interest in Subsidiary                   889                     842
Commitments and Contingencies                      --                      --
STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value,
     authorized 5,000,000 shares; none issued      --                      --
   Common stock - Class A, $.01 par value,
     authorized 100,000,000 shares; none issued    --                      --
   Common stock - Class B, $.01 par value,
     authorized 60,000,000 shares;
     27,589,250 issued and outstanding
     in 1998 and 1997                             276                     276
   Additional paid-in capital                  79,763                  79,763
   Retained earnings                          150,832                 102,477
   Total Stockholders' Equity                 230,871                 182,516
                                             $601,439                $579,124
     Total Stockholders' Equity
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)
Pilgrim's Pride Corporation

(IN THOUSANDS, EXCEPT PER SHARE DATA)    THREE YEARS ENDED SEPTEMBER 26, 1998
                                 1998                 1997               1996

NET SALES                    $1,331,545           $1,277,649         $1,139,310
COST AND EXPENSES:
   Cost of sales              1,195,442            1,163,152          1,068,670
   Selling, general
     and administrative          58,847               50,603             49,136
                              1,254,289            1,213,755          1,117,806
   Operating Income              77,256               63,894             21,504

OTHER EXPENSES (INCOME):
   Interest expense, net         20,148               22,075             21,539
   Foreign exchange loss          2,284                  434              1,275
   Miscellaneous, net            (1,698)              (2,439)            (1,357)
                                 20,734               20,070             21,457
INCOME BEFORE INCOME TAXES
 AND EXTRAORDINARY CHARGE        56,522               43,824                 47
   Income tax expense             6,512                2,788              4,551

NET INCOME (LOSS) BEFORE
EXTRAORDINARY CHARGE             50,010               41,036            (4,504)
  Extraordinary charge-early
  repayment of debt, net of tax      --                   --            (2,780)
NET INCOME (LOSS)             $  50,010            $  41,036         $  (7,284)


Net income (loss) per common share
 before extraordinary charge
     - basic and diluted          $1.81                $1.49            $(0.16)
Extraordinary charge per
  common share
     - basic and diluted             --                   --             (0.10)

NET INCOME (LOSS) PER COMMON SHARE
     - BASIC AND DILUTED    $      1.81          $      1.49        $    (0.26)


See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF
STOCKHOLDERS' EQUITY
Pilgrim's Pride Corporation





(IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                   Class B
                                        Number      Common   Additional         Retained
                                     of Shares      Stock   Paid-In Capital      Earnings    Total

Balance at September 30, 1995        27,589,250      $276     $79,763           $72,035     $152,074

     Net loss for year                                                           (7,284)      (7,284)
     Cash dividends declared ($.06                                               (1,655)      (1,655)
       per share)

Balance at September 28, 1996        27,589,250       276      79,763            63,096      143,135

     Net income for year                                                         41,036       41,036
     Cash dividends declared ($.06                                               (1,655)      (1,655)
        per share)

Balance at September 27, 1997        27,589,250       276       79,763          102,477      182,516

     Net income for year                                                         50,010       50,010
     Cash dividends declared ($.06                                               (1,655)      (1,655)
        per share)

Balance at September 26, 1998        27,589,250   $      276    $    79,763     $150,832     $230,871

See Notes to Consolidated Financial Statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
Pilgrim's Pride Corporation


(IN THOUSANDS, EXCEPT PER SHARE DATA)     THREE YEARS ENDED SEPTEMBER 26, 1998
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                      $ 50,010          $41,036    $ (7,284)
   Adjustments to reconcile net income
    (loss) to cash
   Provided by operating activities:
       Depreciation and amortization        32,591           29,796     28,024
       (Gain) loss on property disposals       132              874      (211)
       Provision for doubtful accounts         409              (60)     1,003
       Deferred income taxes                   571            2,613      (354)
       Extraordinary charge                     --               --      4,587
   Changes in operating assets and liabilities:
       Accounts and other receivables       (4,255)         (15,213)    (6,858)
       Inventories                           4,496           (9,314)   (24,830)
       Prepaid expenses and
         other current assets                 (246)           (999)       (674)
       Accounts payable and
         accrued expenses                      996           1,056      18,165
       Other                                   312            (174)      (177)
   Cash Provided by Operating Activities    85,016          49,615      11,391

INVESTING ACTIVITIES:
       Acquisitions of property, plant
       and equipment                       (53,518)        (50,231)     (34,314)
       Proceeds from property disposals      5,629           3,853        1,468
       Other, net                              595          (1,291)         312
   Cash Used in Investing Activities       (47,294)        (47,669)     (32,534)
FINANCING ACTIVITIES:
       Proceeds from notes payable
         to banks                           35,500          68,500       91,000
       Repayments on notes payable
         to banks                          (35,500)        (95,500)     (77,000)
       Proceeds from long-term debt         21,125          39,030       51,028
       Payments on long-term debt          (51,968)        (10,027)     (32,140)
       Cash dividends paid                  (1,655)         (1,655)      (1,655)
       Extraordinary charge, cash items         --              --       (3,920)
   Cash Provided by (Used in)
    Financing Activities                   (32,498)            348        27,313
   Effect of exchange rate changes
     on cash and cash equivalents             (437)              4         (22)
   Increase in cash and cash equivalents     4,787           2,298       6,148
   Cash and cash equivalents at
      beginning of year                     20,338          18,040      11,892
CASH AND CASH EQUIVALENTS AT END OF YEAR: $ 25,125         $20,338     $18,040
SUPPLEMENTAL DISCLOSURE INFORMATION:
   Cash paid during the year for:
     Interest (net of amount capitalized)  $20,979         $22,026     $20,310
     Income taxes                         $  4,543        $  2,021     $ 4,829

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Pilgrim's Pride Corporation
NOTE  A  - BUSINESS AND   SUMMARY    OF SIGNIFICANT ACCOUNTING POLICIES
Pilgrim's Pride Corporation ("the Company") is a vertically integrated producer of chicken products, controlling the breeding, hatching and growing of chickens and the processing, preparation and packaging of its product lines. The Company is the fourth largest producer of chicken in the United States, with production and distribution facilities located in Texas, Arkansas, Oklahoma and Arizona, and is the second largest producer of chicken in Mexico, with production and distribution facilities located in Mexico City and the states ofCoahuila, San Louis Potosi, Queretaro and Hidalgo. The Company's chicken products consist primarily of prepared foods, which include portion-controlled breast fillets, tenderloins and strips, formed nuggets and patties, bone-in chicken parts,fresh foodservice chicken, pre-packaged chicken, and bulk packaged chicken.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of Pilgrim's Pride Corporation and its wholly and majority owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.

The financial statements of the Company's Mexico subsidiaries are re-measured as if the U.S. dollar were the functional currency. Accordingly, assets and liabilities of the Mexico subsidiaries are translated at end-of- period exchange rates, except for non-monetary assets which are translated at equivalent dollar costs at dates of acquisition using historical rates. Operations are translated at average exchange rates in effect during the period. Foreign exchange (gains) losses are separately stated as components of "Other expenses (income)" in the Consolidated Statement of Income (Loss).

CASH EQUIVALENTS: The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

ACCOUNTS RECEIVABLE: The Company does not believe it has significant concentrations of credit risk in its accounts receivable, which are generally unsecured. Credit evaluations are performed on all significant customers and updated as circumstances dictate. Allowances for doubtful accounts were $3.7 million and $3.8 million at September 26, 1998 and September 27, 1997, respectively.

      INVENTORIES:
Live chicken inventories are stated at the lower of cost or market and breeder hens at the lower of cost, less accumulated amortization, or market.
The costs associated with breeder hens are accumulated up to the production stage and amortized over the productive lives using the straight-line method. Finished chicken products, feed, eggs and other inventories are stated at the lower of cost (first-in, first-out method) or market. Occasionally, the Company hedges a portion of its purchases of major feed ingredients using futures contracts to minimize the risk of adverse price fluctuations. The changes in market value of such agreements have a high correlation to the price changes of the feed ingredients being hedged. Gains and losses on the hedge transactions are deferred and recognized as a component of cost of sales when products are sold. Gains and losses on the futures contracts would be recognized immediately were the changes in the market value of the agreements to cease to have a high correlation to the price changes of the feed ingredients being hedged.

PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment is stated at cost. For financial reporting purposes, depreciation is computed using the straight-line method over the estimated useful lives of these assets. Depreciation expense was $31.5 million, $28.7 million and $26.8 million in 1998, 1997 and 1996, respectively.

      NET INCOME (LOSS) PER COMMON SHARE: Net income (loss) per share is based on the weighted average number of shares of common stock outstanding during the year. The weighted average number of shares outstanding (basic and diluted) was 27,589,250 in all periods.

      In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE (SFAS
128), which the Company was required to adopt in the first quarter of 1998. The adoption of SFAS 128 had no impact on the reporting of earnings per share.

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

NOTE  B - INVENTORIES

      Inventories consist of the following:

(IN THOUSANDS)                            1998          1997
       Live chicken and hens            $ 61,295      $ 68,034
       Feed, eggs and other               46,199        43,878
       Finished chicken                   34,190        34,268
       products                         $141,684      $146,180

NOTE C - NOTES PAYABLE AND LONG- TERM DEBT
      The Company maintains $70 million in revolving credit facilities and $45 million in secured term borrowing facilities. The credit facilities provide for interest at rates ranging from LIBOR plus one and three-eighths percent to LIBOR plus two percent and are secured by inventory and fixed assets. At September 26, 1998, $63.3 million was available under the revolving credit facilities and $30.8 million was available under the term borrowing facilities. Annual maturities of long-term debt for the five years subsequent to September 26, 1998 are: 1999 - $5.7 million; 2000 - $10.0 million; 2001 - $10.2 million; 2002 - $10.4 million and 2003 - $126.3 million. During 1996, the Company retired certain debt prior to its scheduled maturity. These repayments resulted in an extraordinary charge of $2.8 million, net of $1.8 million tax benefit.

      The Company is required, by certain provisions of its debt agreements, to maintain levels of working capital and net worth, to limit dividends to a maximum of $1.7 million per year, to maintain various fixed charge, leverage, current and debt-to-equity ratios, and to limit annual capital expenditures. Substantially all of the Company's domestic property, plant and equipment is pledged as collateral on its long- term debt and credit facilities.

      Total interest was $21.6 million in 1998 and $23.4 million in 1997 and 1996. Interest related to new construction capitalized in 1998, 1997 and 1996 was $1.7 million, $.5 million and $1.3 million, respectively.



The fair value of long-term debt, at September26, 1998 and September27, 1997, based upon quoted market prices for the same or similar issues where available or by using discounted cash flow analysis, was approximately $206.7 million and $241.4 million, respectively. Long-term debt consist of the following:

(IN MILLIONS)
                                                  Maturity      1998     1997

Senior subordinated notes, interest at 10 7/8%
 (effective rate of 11 1/8%)                         2003    $95,512  $99,118

Notes payable to an insurance company at 7.11% -     2006     56,554   59,543
7.21%

Notes payable to bank at LIBOR plus 1.8% in 1998
and 2% in 1997                                       2003     32,000   40,000


Notes payable to an agricultural lender at a
rate approximating LIBOR plus 1.65%                  2003     14,224   28,871


Other notes payable                               Various      7,383    8,807
                                                             205,673  236,339
Less current maturities                                        5,889   11,596
                                                            $199,784 $224,743

NOTE D - INCOME TAXES

      Income (loss) before income taxes and extraordinary charge after allocation of certain expenses to foreign operations for 1998, 1997 and 1996 was $23.7 million, $15.8 million and $16.3 million, respectively, for U.S. operations, and $32.8 million, $28 million and ($16.3) million, respectively, for foreign operations. The provisions for income taxes are based on pre-tax financial statement income.

      The components of income tax expense (benefit) are set forth below:

(IN THOUSANDS)             1998               1997              1996
Current:
   Federal               $4,985             $1,113            $3,005
   Foreign                  948                245               817
   State and other            8            (1,183)             1,083
                          5,941                175             4,905
Deferred                    571              2,613             (354)
                         $6,512            $ 2,788           $ 4,551

      The following is a reconciliation between the statutory U.S. federal income tax rate and the Company's effective income tax rate:

(IN THOUSANDS)                  1998             1997           1996

Federal income tax rate          35.0%            35.0%          35.0%
State tax rate, net              (0.4)            (0.8)        1,674.1
Effect of Mexico loss
   being non-deductible
   in U.S.                           -                -        6,252.3
Difference in U.S.
   Statutory tax rate and
   Mexico effective tax rate    (23.1)           (27.8)        1,649.3
Other, net                          -                 -            0.2
                                11.5%             6.4%       9,610.9%

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax liabilities and assets are as follows:

(IN THOUSANDS)                                1998               1997
Deferred tax liabilities:
   Tax over book depreciation                $25,304            $24,584
   Prior use of cash accounting               32,905             34,223
   Other                                       1,059                823
      Total deferred tax                      59,268             59,630
liabilities
Deferred tax assets:
   AMT credit carryforward                       234              3,518
   Expense deductible in
   different years                             7,643              6,692
      Total deferred tax asset                 7,877             10,210
         Net deferred tax liabilities        $51,391            $49,420

      The Company has not provided any U.S. deferred income taxes on the undistributed earnings of its Mexico subsidiaries based upon its determination that such earnings will be indefinitely reinvested. As of September 26, 1998, the cumulative undistributed earnings of these subsidiaries were approximately $94.4 million. If such earnings were not considered indefinitely reinvested, deferred U.S. and foreign income taxes would have been provided, after consideration of estimated foreign tax credits. However, determination of the amount of deferred federal and foreign income taxes is not practical.

NOTE  E - ACCOUNTS RECEIVABLE

      On June 26, 1998, the Company entered into an asset sale agreement to sell up to $60 million of accounts receivable. Under this agreement, as the sold accounts receivable are collected, new qualifying accounts can be substituted thus maintaining the maximum balance allowed to be outstanding at a rate approximating .425% over commercial paper. As of September 26, 1998,no accounts receivable had been sold under this agreement. Any such sales, however, are expected to be recorded as a sale in accordance with FASB Statement No. 125, Accounting for Transfers and Servicing of FinancialAssets and Extinguishments of Liabilities.

NOTE  F - COMMON STOCK

      On June 30, 1998, the Company's shareholders approved an amendment to the Company's certificate of incorporation that reclassified the Company's existing common stock to Class B common stock ("Class B Stock") and created a new class of common stock designated as Class A common stock ("Class A Stock"). Under the reclassification, each outstanding share of the Company's existing common stock was reclassified into one share of Class B Stock. Each shareof Class B Stock has substantially the same rights, powers and limitationsas the Company's common stock outstanding immediately prior to such amendment, except that each share of Class B Stock entitles the holder thereof to 20 votes per share except as otherwise provided by law. Each share of the new Class A Stock is substantially identical to the shares of Class B Stock, except that each share of Class A Common Stock entitles the holder thereof to one vote per shareon any matter submitted for a stockholder vote.

NOTE G - SAVINGS PLAN

      The Company maintains a Section 401 (k) Salary Deferral Plan (the "Plan"). Under the Plan, eligible U.S. employees may voluntarily contribute a percentage of their compensation. The Plan provides for a contribution of up to four percent of compensation subject to an overall Company contribution limit of five percent of the U.S. operation's income before taxes. Under this plan, the Company's expenses were $1.7 million, $1.2 million and $1.0 million in 1998, 1997 and 1996, respectively.

NOTE H- RELATED PARTY TRANSACTIONS

      The major stockholder of the Company owns an egg laying and a chicken growing operation. Transactions with related entities are summarized as follows:

(IN THOUSANDS)                    1998          1997          1996
Contract egg grower
fees to major
   Stockholder                 $  4,989      $  4,926      $  4,697
Chick, feed and other
   sales to major
   stockholder                   21,396        20,116        18,057
Live chicken purchases
   from major
   stockholder                   21,883        20,442        18,112

      The Company leases an airplane from its major stockholder under an operating lease agreement. The terms of the lease agreement require monthly
payments  of $33,000  plus operating expenses.   Lease expense was $396,000 for
each of the years 1998, 1997 and 1996. Operating expenses were $52,950, $107,000 and $88,000 in 1998, 1997 and 1996, respectively.

NOTE  I-COMMITMENTS AND CONTINGENCIES

      The Consolidated Statements of Income (Loss)include rental expense for operating leases of approximately $14.3 million, $11.3 million and $10.1 million in 1998, 1997 and 1996, respectively. The Company's future minimum lease commitments under non- cancelable operating leases are as follows:
1999 - $12.7 million; 2000 - $11.6 million; 2001 - $9.6 million; 2002 - $6.5 million; 2003 - $5.4 million and thereafter $7.3 million. At September 26, 1998, the Company had $6.7 million in letters of credit outstanding relating to normal business transactions.
      The Company is subject  to various legal proceedings and claims which
arise in the   ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

NOTE J-BUSINESS SEGMENTS
     The Company operates in a single business segment as a producer of agricultural products and conducts separate operations in the United States and Mexico.

     Inter- area sales, which are not material, are accounted for at prices comparable to normal trade customer sales. Identifiable assets by geographic area are those assets which are used in the Company's operations in each area.

     Information about the Company's operations in these geographic areas is as follows:

(IN THOUSANDS)               1998                   1997                  1996
Sales to unaffiliated
   Customers:
     United States     $1,053,458             $1,002,652              $911,181
     Mexico               278,087                274,997               228,129
                       $1,331,545             $1,277,649            $1,139,310
Operating income
   (loss):
     United States        $36,279                $29,321               $29,705
     Mexico                40,977                 34,573               (8,201)
                          $77,256                 63,894               $21,504
Identifiable assets:
     United States       $424,591               $404,213              $363,543
     Mexico               176,848                174,911               173,179
                         $601,439               $579,124              $536,722

The operating loss in Mexico in 1996 was primarily the result of currency devaluation and other economic factors. As of September 26, 1998 the Company had net assets in Mexico of $150 million.


NOTE K-QUARTERLY RESULTS (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE DATA)            YEAR ENDED SEPTEMBER 26, 1998

                    First Quarter     Second Quarter      Third Quarter         Fourth Quarter     Fiscal Year
Net Sales           $337,887            $324,446            $328,500            $340,712          $1,331,545
Gross Profit          29,380              26,861              32,736              47,126             136,103
Operating income      15,371              11,398              19,043              31,444              77,256
Net income            11,117               6,768              11,835              20,290              50,010
Per Share:
   Net income           0.40                 .25                 .43                 .73                1.81
   Cash dividends       .015                .015                .015                .015                 .06
   Market price:
      High           16 9/16              15 7/8            19 11/16             24 1/16             24 1/16
      Low            12  3/4             10  3/4         13 13/16                18 1/4                10 3/4



(IN THOUSANDS, EXCEPT PER SHARE DATA)             YEAR ENDED SEPTEMBER 27, 1997

                    First Quarter     Second Quarter      Third Quarter         Fourth Quarter  Fiscal Year
Net sales           $297,806               $303,401          $335,168           $341,274       $1,277,649
Gross profit          30,267                 23,085            27,285            33,860          114,497
Operating income      16,314                  9,660            12,627            25,293           63,894
Net income            10,105 (a)              4,954             7,286            18,691           41,036 (a)
Per Share:
   Net income            .37 (a)                .18               .26               .68             1.49 (a)
   Cash dividends       .015                   .015              .015              .015             0.06
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

PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES

SCHEUDLE II-VALUATION AND QUALIFYING ACCOUNTS
COL. A                        COL. B                  COL. C                    COL. D              COL. E
                                                     ADDITIONS
                          BALANCE AT    CHARGED TO COSTS  CHARGED TO OTHER      DEDUCTIONS-      BALANCE AT END
DESCRIPTION               BEGINNING       AND EXPENSES        ACCOUNTS                             OF PERIOD
YEAR ENDED SEPTEMBER 26, 1998:
 RESERVES AND ALLOWANCES DEDUCTED
 FROM ASSET ACCOUNTS:
 ALLOWANCE FOR
 DOUBTFUL ACCOUNTS        $3,823,000     $  409,000         $         --        $    538,000       $   3,694,000

YEAR ENDED SEPTEMBER 27, 1997:
 RESERVES AND ALLOWANCES DEDUCTED
 FROM ASSET ACCOUNTS:
 ALLOWANCE FOR
 DOUBTFUL ACCOUNTS        $3,985,000    $   (60,000)         $         --       $    102,000        $  3,823,000

YEAR ENDED SEPTEMBER 28, 1996:
 RESERVES AND ALLOWANCES DEDUCTED
 FROM ASSET ACCOUNTS:
 ALLOWANCE FOR
 DOUBTFUL ACCOUNTS        $4,280,000    $  1,003,000         $          --      $  1,298,000        $  3,985,000

EXHIBIT
22-
SUBSIDIARIES OF REGISTRANT
1.  AVICOLA PILGRIM'S  PRIDE  DE  MEXICO,  S.A.  DE C.V.
2.  CIA. INCUBADORA HIDALGO, S.A. DE C.V.
3.  INMOBILIARIA  AVICOLA PILGRIM'S  PRIDE,  S. DE R.L. DE  C.V.
4.  PILGRIM'S  PRIDE, S.A. DE C.V.
5.  PRODUCTORA  Y DISTRIBUIDORA  DE ALIMENTOS, S.A. DE C.V.
6.  GALLINA PESADA  S.A.  DE   C.V.
7.  PILGRIM'S  PRIDE FUNDING CORPORATION
8.  PILGRIM'S PRIDE INTERNATIONAL, INC.
9.  PPC  OF  DELAWARE BUSINESS  TRUST


EXHIBIT
  23


CONSENT  OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 3- 12043) of Pilgrim's Pride Corporation of our report dated November 4, 1998, with respect to the consolidated financial statements of Pilgrim's Pride Corporation included in this Annual Report (Form 10-K) and schedule for the year ended September 26, 1998.
                                                              Ernst & Young LLP

Dallas, Texas
December 10, 1998