Form 10-Q
period 1999-01-02
PILGRIMS PRIDE CORP
filed 1999-02-16
CIK 802481

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For quarter ended    JANUARY 2, 1999

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

COMMON STOCK $.01  PAR VALUE---27,589,250  SHARES AS OF    FEBRUARY 16, 1999



                                     INDEX

                          PILGRIM'S PRIDE CORPORATION

PART I.  FINANCIAL INFORMATION

     Item 1: Financial Statements (Unaudited):

        Condensed consolidated balance sheets:

           January 2, 1999 and September 26, 1998

        Consolidated statements of income:

           Three months ended January 2, 1999 and December 27, 1997

        Consolidated statements of cash flows:

           Three months ended January 2, 1999 and December 27, 1997

        Notes to condensed consolidated financial statements--January 2, 1999


     Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.


PART II.  OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K

SIGNATURES



                        PART I.  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS:

                          PILGRIM'S PRIDE CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                 JANUARY 2, 1999   SEPTEMBER 26, 1998
                                            (in thousands)
ASSETS
Current Assets:
   Cash and cash equivalents           $   33,666        $   25,125
   Trade accounts and other receivables,
     less allowance for doubtful accounts  89,421            81,813
   Inventories                            130,873           141,684
   Deferred income taxes                    4,148             7,010
   Prepaid expenses
        and other current assets            1,881             2,902
        Total Current Assets              259,989           258,534

Other Assets                               11,848            11,757

Property, Plant and Equipment             574,205           562,099
   Less accumulated depreciation          238,677           230,951
                                          335,528           331,148
                                       $  607,365        $  601,439

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                        75,857            70,069
   Accrued expenses                        34,525            35,536
   Current maturities of long-term debt     4,626             5,889
        Total Current Liabilities         115,008           111,494

Long-term Debt, less current maturities   185,358           199,784
Deferred Income Taxes                      59,733            58,401
Minority Interest in Subsidiary               889               889

Stockholders' Equity:
   Preferred stock, $.01 par value, authorized 5,000,000
     shares; none issued                       --                --
   Common stock - Class A, $.01 par value, authorized
     100,000,000 shares; none issued           --                --
   Common stock - Class B, $.01 par value, authorized
     60,000,000 shares; 27,589,250 issued and outstanding in
     1999 and 1998                            276               276
   Additional paid-in capital              79,763            79,763
   Retained earnings                      166,338           150,832
     Total Stockholders' Equity           246,377           230,871
                                       $  607,365        $  601,439

See Notes to Condensed Consolidated Financial Statements.

                          PILGRIM'S PRIDE CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)



                                                   QUARTER ENDED
                                              January 2,   December 27,
                                                  1999        1997
                                              (14 weeks)    (13 weeks)
                              (in thousands, except share and per share data)

Net Sales $                                       $ 336,088  $   337,887
Costs and Expenses:
   Cost of sales                                    292,187      308,507
   Selling, general and administrative               17,715       14,009

                                                    309,902      322,516

       Operating Income                             26,186        15,371

Other Expense (Income):
   Interest expense, net                              4,733        5,036
   Foreign exchange (gain) loss                        (92)          528
   Miscellaneous, net income                             88        (463)
                                                      4,729        5,101

Income before income taxes                           21,457       10,270
Income tax expense (benefit)                          5,537        (847)
        Net income                                $  15,920    $  11,117

Net income per common share - basic and diluted   $     .58    $     .40

Dividends per common share                        $    .015    $    .015

Weighted average shares outstanding                27,589,250   27,589,250


See Notes to Condensed Consolidated Financial Statements.

PILGRIM'S PRIDE CORPORATION
JANUARY 2, 1999


                        PILGRIM'S PRIDE CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                                       QUARTER ENDED
                                                  January 2,   December 27,
                                                     1999         1997
                                                 (14 weeks)        (13 weeks)
                                                      (in thousands)
Cash Flows From Operating Activities:
 Net income                                       $  15,920    $  11,117
 Adjustments to reconcile net income to cash
   provided by operating activities:
    Depreciation and amortization                     8,653        8,052
    Loss on property disposals                           76           10
    Provision for doubtful accounts                     334          667
    Deferred income taxes                             4,195       (1,796)
   Changes in operating assets and liabilities:
    Accounts and other receivable                    (7,942)      (2,228)
    Inventories                                      10,811        20,815
    Prepaid expenses                                  1,021       (3,474)
    Accounts payable and accrued expenses              4,777        (643)
    Other                                              (396)         (91)
     Net Cash Flows Provided By Operating Activities: 37,449      32,429

Investing Activities:
 Acquisitions of property, plant and equipment      (12,833)     (15,352)
 Proceeds from property disposals                        235         348
 Other, net                                            (340)        (459)
     Net Cash Used In Investing Activities          (12,938)     (15,463)

Financing Activities:
 Proceeds from long-term debt                             --        1,117
 Payments on long-term debt                         (15,780)     (23,895)
 Cash dividends paid                                   (414)        (414)
     Cash Used In Financing Activities              (16,194)     (23,192)
Effect  of  Exchange Rate Changes
     on  Cash  and  Cash  Equivalents                    224         (81)
     Increase (Decrease) in cash and cash equivalents   8,541     (6,307)
Cash and cash equivalents at beginning of year         25,125      20,339
     Cash and cash equivalents at end of period     $  33,666   $  14,032

Supplemental disclosure information:
 Cash paid during the period for:
   Interest (net of amount capitalized)           $   1,930    $   2,890
   Income Taxes                                   $    4,779   $     413

See Notes to Condensed Consolidated Financial Statements.

PILGRIM'S PRIDE CORPORATION
JANUARY 2, 1999



NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT
(Unaudited)

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Pilgrim's Pride Corporation ("Pilgrim's" or "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Condensed Consolidated Balance Sheet as of September 26, 1998 has been derived from the audited financial statements as of that date. Operating results for the period ended January 2, 1999 are not necessarily indicative of the results that may be expected for the year ended October 2, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in Pilgrim's annual report on Form 10-K for the year ended September 26, 1998.

The consolidated financial statements include the accounts of Pilgrim's and its wholly and majority owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.

The Company reports on the basis of a 52/53-week fiscal year, which ends on the Saturday closest to September 30. As a result, the Company's first quarter of fiscal year 1999 ended on January 2, 1999, and included 14 weeks, while the Company's first quarter of fiscal 1998, which ended on December 27, 1997, had 13 weeks.

The assets and liabilities of the foreign subsidiaries are translated at end-of-period exchange rates, except for any non-monetary assets, which are translated at equivalent dollar costs at dates of acquisition using historical rates. Operations of foreign subsidiaries are translated at average exchange rates in effect during the period.

NOTE B--COMPREHENSIVE INCOME AND NET INCOME PER COMMON SHARE

Comprehensive income is the same as net income for all periods presented. Basic and diluted earnings per share for the periods ended January 2, 1999 and December 27, 1997 are based on the weighted average shares outstanding for the periods.


NOTE C--INVENTORIES

Inventories consist of the following:
                            JANUARY 2,1999    SEPTEMBER 26, 1998
                                      (in thousands)
Live chickens and hens        $   36,491          $   61,295
Feed, eggs and other              44,788              46,199
Finished chicken products         49,594              34,190
                              $  130,873          $  141,684


PILGRIM'S PRIDE CORPORATION
JANUARY 2, 1999



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

As discussed in Note A to the Condensed Consolidated Financial Statements, the Company's accounting cycle resulted in 14 weeks of operations in the first quarter of fiscal 1999 compared to 13 weeks in the first fiscal quarter of 1998.

     The following table presents certain information regarding the Company's U.S. and Mexican operations.

                                                          Quarter Ended

                                                  January 2,   December 27,
                                                     1999         1997
                                                  (14 weeks)     (13 weeks)
Net Sales to Unaffiliated Customers:
     United States                                  266,954         259,576
     Mexico                                          69,134          78,311

Operating Income:
          United States                              18,741           2,472
          Mexico                                      7,445          12,899

The following table presents certain items as a percentage of net sales for the periods indicated.

                                     QUARTER ENDED
                           JANUARY 2,1999  DECEMBER 27, 1997
Net sales                     100.0%           100.0%
Costs and expenses:
  Cost of sales                86.9             91.3
  Gross profit                 13.1              8.7
  Selling, general and
     administrative             5.3              4.1
Operating Income                7.8              4.6
Interest expense                1.4              1.5
Income before income taxes      6.4              3.0
Net Income                      4.7              3.3


Results of Operations

First Quarter 1999 Compared to First Quarter 1998:

NET SALES. Consolidated net sales were $336.1 million for the first quarter of fiscal 1999, a decrease of $1.8 million, or .5% from the first quarter of fiscal 1998. The decrease in consolidated net sales resulted from a $9.2 million decrease in Mexican chicken sales to $69.1 million offset partially by a $4.2 million increase in U.S. chicken sales to $222.8 million and a $3.2 million increase of sales of other U.S. products to $44.1 million. The decrease in Mexican chicken sales was primarily due to a 19.8% decrease in total revenue per dressed pound offset partially by a 10.0% increase in dressed pounds.

COST OF SALES. Consolidated cost of sales was $292.2 million in the first quarter of fiscal 1999, a decrease of $16.3 million, or 5.3% over the first quarter of fiscal 1998. The decrease resulted primarily from a $12.3 million decrease in cost of sales of U.S. operations and by a $4.0 million decrease in the cost of sales in Mexican operations. The cost of sales decrease in U.S. operations of $12.3 million was due to a 30.4% decrease in feed ingredient costs per pound partially offset by a 6.6% increase in dressed pounds produced. The $4.0 million cost of sales decrease in Mexican operations was primarily due to a 21.5% decrease in feed ingredient costs per pound partially offset by a 10.0% increase in dressed pounds produced.

GROSS PROFIT. Gross profit was $43.9 million for the first quarter of fiscal 1999, an increase of $14.5 million, or 49.4% over the same period last year. Gross profit as a percentage of sales increased to 13.1% in the first quarter of fiscal 1999 from 8.7% in the first quarter of fiscal 1998. The increased gross profit resulted primarily from lower feed ingredient costs per pound and higher production volumes both in the U.S. and Mexico.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Consolidated selling, general and administrative expenses were $17.7 million in the first quarter of fiscal 1999 and $14.0 million in the first quarter of fiscal 1998. Consolidated selling, general and administrative expenses as a percentage of sales increased in the first quarter of fiscal 1999 to 5.3% compared to 4.1% in the first quarter of fiscal 1998 due primarily to increased accrued retirement and bonus cost which are dependent upon U.S. profits.

Operating Income. Consolidated operating income was $26.2 million for the first quarter of fiscal 1999, an increase of $10.8 million, or 70.4% when compared to the first quarter of fiscal
1998, RESULTING PRIMARILY FROM LOWER FEED INGREDIENT COSTS.

Interest Expense. CONSOLIDATED NET INTEREST EXPENSE DECREASED TO $4.7 MILLION, OR 6.0% IN THE FIRST QUARTER OF FISCAL 1999, WHEN COMPARED TO $5.0 MILLION FOR THE FIRST QUARTER OF FISCAL 1998, DUE TO LOWER OUTSTANDING DEBT LEVELS.

Income Tax Expense. CONSOLIDATED INCOME TAX EXPENSE IN THE FIRST QUARTER OF FISCAL 1999 INCREASED TO $5.5 MILLION COMPARED TO A BENEFIT OF $.9 MILLION IN THE FIRST QUARTER OF FISCAL 1998. THIS INCREASE RESULTED FROM HIGHER U.S. EARNINGS IN THE FIRST QUARTER OF FISCAL 1999 THAN IN THE FIRST QUARTER OF FISCAL 1998.

Liquidity and Capital Resources

AT JANUARY 2, 1999, THE COMPANY'S WORKING CAPITAL REMAINED RELATIVELY STABLE AT $145.0 MILLION AND ITS CURRENT RATIO DECREASED TO 2.26 TO 1 COMPARED WITH WORKING CAPITAL OF $147.0 MILLION AND A CURRENT RATIO OF
2.32 TO 1 AT SEPTEMBER 26, 1998. STRONG PROFITS WERE PRIMARILY RESPONSIBLE FOR THE CONTINUING STABILITY IN WORKING CAPITAL AND CURRENT RATIO FROM SEPTEMBER 26, 1998 TO JANUARY 2, 1999.

TRADE ACCOUNTS AND OTHER RECEIVABLES WERE $89.4 MILLION AT JANUARY 2, 1999, A $7.6 MILLION INCREASE FROM SEPTEMBER 26, 1998. THE 9.3% INCREASE WAS PRIMARILY DUE TO INCREASED MEXICAN SALES TAX RECEIVABLES, SEASONAL VARIATIONS AND AN INCREASE IN SALES OF PREPARED FOODS PRODUCTS, WHICH NORMALLY HAVE LONGER CREDIT TERMS THAN FRESH CHICKEN SALES.

INVENTORIES WERE $130.9 MILLION AT JANUARY 2, 1999, COMPARED TO $141.7 MILLION AT SEPTEMBER 26, 1998. THE $10.8 MILLION, OR 7.6%, DECREASE WAS DUE PRIMARILY TO LOWER COSTS IN THE LIVE CHICKEN AND HEN INVENTORIES RESULTING FROM LOWER FEED INGREDIENT COSTS AND SEASONAL VARIATIONS IN
SALES OF CHICKEN AND FEED PRODUCTS TO THE COMPANY'S PRINCIPAL STOCKHOLDER. ACCOUNTS PAYABLE WERE $75.9 MILLION AT JANUARY 2, 1999, A $5.8 MILLION INCREASE FROM SEPTEMBER 26, 1998. THE 8.3% INCREASE WAS DUE TO NORMAL SEASONAL VARIATIONS IN ACCOUNTS PAYABLE.

CAPITAL EXPENDITURES FOR THE FIRST QUARTER OF FISCAL 1999 WERE $12.8 MILLION AND WERE PRIMARILY INCURRED TO EXPAND CERTAIN FACILITIES, IMPROVE EFFICIENCIES, REDUCE COSTS AND FOR THE ROUTINE REPLACEMENT OF EQUIPMENT. THE COMPANY ANTICIPATES THAT IT WILL SPEND APPROXIMATELY $95.0 MILLION FOR CAPITAL EXPENDITURES IN FISCAL YEAR 1999 AND EXPECTS TO FINANCE SUCH EXPENDITURES WITH AVAILABLE OPERATING CASH FLOWS AND LONG-TERM FINANCING.



AT JANUARY 2, 1999, THE COMPANY'S STOCKHOLDERS' EQUITY INCREASED TO $246.4 MILLION FROM $230.9 MILLION AT SEPTEMBER 26, 1998. TOTAL DEBT TO CAPITALIZATION DECREASED TO 43.5% AT JANUARY 2, 1999 COMPARED TO 47.1% AT SEPTEMBER 26, 1998.

THE COMPANY MAINTAINS $70 MILLION IN REVOLVING CREDIT FACILITIES AND $45 MILLION IN SECURED- TERM BORROWING FACILITIES. THE CREDIT FACILITIES PROVIDE FOR INTEREST AT RATES RANGING FROM LIBOR PLUS ONE AND THREE-EIGHTHS PERCENT TO LIBOR PLUS TWO PERCENT AND ARE SECURED BY INVENTORY AND FIXED ASSETS, OR ARE UNSECURED. AS OF FEBRUARY 12, 1999, $63.3 MILLION WAS AVAILABLE UNDER THE REVOLVING CREDIT FACILITIES AND $43.0 MILLION WAS AVAILABLE UNDER THE TERM BORROWING FACILITIES.

THE COMPANY MAINTAINS AN ASSET SALE AGREEMENT WHERE IT CAN SELL UP TO $60 MILLION OF ACCOUNTS RECEIVABLE. UNDER THIS AGREEMENT, AS THE SOLD ACCOUNTS RECEIVABLE ARE COLLECTED, NEW QUALIFYING ACCOUNTS CAN BE SUBSTITUTED THUS MAINTAINING THE MAXIMUM BALANCE ALLOWED TO BE OUTSTANDING AT A RATE APPROXIMATING .425% OVER COMMERCIAL PAPER. AS OF JANUARY 2, 1999 NO ACCOUNTS RECEIVABLE HAD BEEN SOLD UNDER THIS AGREEMENT.

IMPACT OF MEXICO PESO EXCHANGE RATE

THE COMPANY'S EARNINGS ARE AFFECTED BY FOREIGN EXCHANGE RATE FLUCTUATIONS RELATED TO THE MEXICAN PESO NET MONETARY POSITION OF ITS MEXICAN SUBSIDIARIES. THE COMPANY PRIMARILY MANAGES THIS EXPOSURE BY ATTEMPTING TO MINIMIZE ITS MEXICAN PESO NET MONETARY POSITION, BUT HAS ALSO FROM TIME TO TIME CONSIDERED EXECUTING HEDGES TO HELP MINIMIZE THIS EXPOSURE. HOWEVER, SUCH INSTRUMENTS HAVE HISTORICALLY NOT BEEN ECONOMICALLY
FEASIBLE. THE COMPANY IS ALSO EXPOSED TO THE EFFECT OF POTENTIAL EXCHANGE RATE FLUCTUATIONS TO THE EXTENT THAT AMOUNTS ARE REPATRIATED FROM MEXICO TO THE UNITED STATES. HOWEVER, THE COMPANY CURRENTLY ANTICIPATES THAT THE CASH FLOWS OF ITS MEXICAN SUBSIDIARIES WILL CONTINUE TO BE REINVESTED IN ITS MEXICAN OPERATIONS. IN ADDITION, THE MEXICAN PESO EXCHANGE RATE CAN DIRECTLY AND INDIRECTLY IMPACT THE COMPANY'S RESULTS OF OPERATIONS AND FINANCIAL POSITION IN SEVERAL MANNERS, INCLUDING POTENTIAL ECONOMIC RECESSION IN MEXICO RESULTING FROM A DEVALUED PESO. THE IMPACT ON THE COMPANY'S FINANCIAL POSITION AND RESULTS OF OPERATIONS OF A HYPOTHETICAL CHANGE IN THE EXCHANGE RATE BETWEEN THE U.S. DOLLAR AND THE MEXICAN PESO CANNOT BE REASONABLY ESTIMATED. FOREIGN CURRENCY EXCHANGE GAINS AND LOSSES, REPRESENTING THE CHANGE IN THE U.S. DOLLAR VALUE OF THE NET MONETARY ASSETS OF THE COMPANY'S MEXICAN SUBSIDIARIES, WERE A GAIN OF $.1 MILLION IN THE FIRST QUARTER OF FISCAL 1999 AND A LOSS OF $.5 MILLION IN THE FIRST QUARTER OF FISCAL 1998. ON FEBRUARY 12, 1999, THE MEXICAN PESO CLOSED AT 9.94 TO 1 U.S. DOLLAR, A DECREASE FROM 10.24 AT SEPTEMBER 26, 1998. NO ASSURANCE CAN BE GIVEN AS TO THE FUTURE VALUATION OF THE MEXICAN PESO AND HOW FURTHER MOVEMENTS IN THE PESO COULD AFFECT FUTURE EARNINGS OF THE COMPANY.

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

THE COMPANY HAS DETERMINED THAT IT WILL BE REQUIRED TO MODIFY OR REPLACE PORTIONS OF ITS SOFTWARE SO THAT ITS COMPUTER SYSTEMS WILL FUNCTION PROPERLY WITH RESPECT TO DATES IN THE YEAR 2000 AND THEREAFTER. TO DATE, THE COMPANY HAS UPDATED SUBSTANTIALLY ALL OF ITS COMPUTER SYSTEMS IN THE U.S. AND IS IN PROGRESS OF UPDATING ITS SYSTEMS IN MEXICO. THE COMPANY ANTICIPATES COMPLETING THE REMAINING PORTION OF ITS YEAR 2000 PROJECT BY MID-1999. THE COMPANY PRESENTLY BELIEVES THAT WITH THESE MODIFICATIONS AND REPLACEMENTS, THE YEAR 2000 ISSUE WILL NOT POSE SIGNIFICANT OPERATIONAL PROBLEMS FOR ITS COMPUTER SYSTEMS.

SYSTEMS ASSESSMENTS AND MINOR SYSTEM MODIFICATIONS WERE COMPLETED USING EXISTING INTERNAL RESOURCES AND, AS A RESULT, INCREMENTAL COSTS WERE MINIMAL. SYSTEM REPLACEMENTS, CONSISTING PRIMARILY OF CAPITAL PROJECTS, WERE INITIATED FOR OTHER BUSINESS PURPOSES WHILE AT THE SAME TIME
ACHIEVING YEAR 2000 COMPLIANCE. SYSTEM REPLACEMENT PROJECTS WERE COMPLETED PRIMARILY USING EXTERNAL RESOURCES. THE TOTAL COST OF THE YEAR 2000 PROJECT IS NOT EXPECTED TO HAVE A MATERIAL EFFECT ON THE COMPANY'S RESULTS OF OPERATIONS.

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

THE COMPANY BELIEVES THAT ITS INITIATIVES AND ITS EXISTING BUSINESS RECOVERY PLANS ARE ADEQUATE TO ADDRESS REASONABLY LIKELY YEAR 2000 ISSUES; IF UNFORESEEN CIRCUMSTANCES ARISE, THE COMPANY WILL ATTEMPT TO DEVELOP CONTINGENCY PLANS FOR THESE SITUATIONS.



IMPACT OF INFLATION

Due to moderate inflation in the U.S. and the Company's rapid inventory turnover rate, the results of operations have not been significantly affected by inflation during the past three-year period.

STATEMENTS REGARDING FORWARD LOOKING COMMENTS

Except for historical information contained herein, Management's Discussion and Analysis of Results of Operations and Financial Condition or other discussions elsewhere in this Form 10Q contains forward-looking statements that are dependent upon a number of risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statement. These risks and uncertainties include changes in commodity prices of feed grain and chicken, the Company's substantial indebtedness, risks associated with the Company's foreign operations, including currency exchange rate fluctuations, trade barriers, exchange controls, expropriation and changes in laws and practices, the impact of current and future laws and regulations, and the other risks described in the Company's SEC filings. The Company does not intend to provide updated information about the matters referred to in these forward looking statements, other than in the context of Management's Discussion and Analysis of Results of Operations and Financial Condition contained herein and other disclosures in the Company's SEC filings.

PART II
OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT NUMBER

*1.1Agreement dated October 15, 1998 between Pilgrim's Pride Corporation and Pilgrim Poultry G.P.

The Company did not file any reports on Form 8-K during the three months ended January 2, 1999.

PILGRIM'S PRIDE CORPORATION
JANUARY 2, 1999



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                PILGRIM'S PRIDE CORPORATION



Date   2/6/99                   /s/ Richard A. Cogdill

                                Richard A. Cogdill
                                Executive Vice President and
                                Chief Financial Officer
                                Secretary and Treasurer in his
                                respective capacity as such