Form 10-Q
period 1999-04-03
PILGRIMS PRIDE CORP
filed 1999-05-12
CIK 802481

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                 FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended    APRIL 3, 1999

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

Class B Common Stock, $.01 Par Value--- 27,589,250 shares as of May 12, 1999

                                   INDEX

               PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

     Item 1: Financial Statements (Unaudited):

        Condensed consolidated balance sheets:

           April 3, 1999 and September 26, 1998

        Consolidated statements of income:

    Three  months  and six months ended April 3, 1999 and March  28, 1998

        Consolidated statements of cash flows:

           Six months ended April 3, 1999 and March 28, 1998

        Notes to condensed consolidated financial statements--April 3, 1999


     Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Item 3: Quantitative and Qualitative Disclosures about Market Risk

PART II.  OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

                      PART I.  FINANCIAL INFORMATION


               PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)
ITEM 1: FINANCIAL STATEMENTS:
                                         April 3,      September 26,
                                           1999            1998
                                               (Unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents           $   13,052        $   25,125
   Trade accounts and other receivables,
     less allowance for doubtful accounts  68,793            81,813
   Inventories                            172,255           141,684
   Deferred income taxes                    4,596             7,010
   Prepaid expenses and other
       current assets                       2,585             2,902
        Total Current Assets              261,281           258,534

Other Assets                               12,258            11,757

Property, Plant and Equipment             599,009           562,099
   Less accumulated depreciation          245,803           230,951
                                          353,206           331,148
                                       $  626,745        $  601,439

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                        66,549            70,069
   Accrued expenses                        37,708            35,536
   Current maturities of long-term debt     6,338             5,889
        Total Current Liabilities         110,595           111,494

Long-Term Debt, less current maturities   197,971           199,784
Deferred Income Taxes                      56,747            58,401
Minority Interest in Subsidiary               889               889

Stockholders' Equity:
   Preferred stock, $.01 par value, authorized 5,000,000
     shares;  none issued                      --                --
   Common stock - Class A, $.01 par value, authorized
     100,000,000 shares; none issued           --                --
   Common stock - Class B, $.01 par value, authorized
     60,000,000 shares; 27,589,250 issued and outstanding in
     1999 and 1998                            276               276
   Additional paid-in capital              79,763            79,763
   Retained earnings                      180,504           150,832
     Total Stockholders' Equity           260,543           230,871
                                       $  626,745        $  601,439
See notes to condensed consolidated financial statements.

                 PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)




                            THREE MONTHS ENDED             SIX MONTHS ENDED
                           APRIL 3,   MARCH 28,           APRIL 3,  MARCH 28,
                            1999        1998               1999       1998
                                                       (27 weeks)   (26 weeks)
                            (in thousands, except share and per share data)

Net Sales            $    329,894   $   324,446        $   665,982 $    662,333
Costs and Expenses:

 Cost of sales            283,632       297,585            575,819      606,092
 Selling, general
  and administrative       20,970        15,463             38,685       29,472

                          304,602       313,048            614,504      635,564

    Operating income       25,292        11,398             51,478       26,769

Other Expense (Income):

 Interest expense, net      4,090         5,093              8,823       10,129
 Foreign exchange
    (gain) loss              (161)          574               (253)       1,102
 Miscellaneous, net          (261)         (488)              (173)        (951)

                            3,668         5,179              8,397       10,280
Income before
  income taxes             21,624         6,219             43,081       16,489
Income tax expense
  (benefit)                 7,044          (549)            12,581      (1,396)
Net income           $     14,580  $      6,768        $    30,500 $     17,885

Net income
  per common share   $       .53   $       .25         $      1.11 $        .65
Dividends
  per common share   $       .015  $      .015         $       .03 $        .03

Weighted average
  shares outstanding   27,589,250   27,589,250          27,589,250   27,589,250



See Notes to condensed consolidated financial statements.

                        PILGRIM'S PRIDE CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)


                                                  SIX MONTHS ENDED
                                        APRIL 3, 1999         MARCH 28, 1998

                                                   (In Thousands)
Cash Flows From Operating Activities:
   Net income                            $30,500                   $17,885
   Adjustments to reconcile
    net income to cash
      Provided by operating activities:
         Depreciation and amortization    17,121                    16,066
         (Gain) on property disposals       (144)                      (37)
         Provision for doubtful accounts   3,398                       921
         Deferred income taxes               760                    (2,404)
Changes in operating assets and liabilities:
   Accounts and other receivable           9,622                     3,151
    Inventories                          (30,571)                   (4,185)
    Prepaid expenses                         317                       234
    Accounts payable and
      accrued expenses                    (1,347)                  (12,897)
    Other                                   (216)                       11
   Cash Flows Provided by
     Operating Activities                 29,440                    18,745

Investing Activities:
    Acquisitions of property,
       plant and equipment               (38,768)                  (25,801)
    Proceeds from property disposals         528                       512
    Other, net                              (996)                      (98)
         Net Cash Used In
          Investing Activities           (39,236)                  (25,387)

Financing Activities:
    Proceeds from notes payable to banks  14,000                    21,000
    Repayment of notes payable to banks  (14,000)                  (21,000)
    Proceeds from long-term debt          15,259                    21,126
    Payments on long-term debt           (16,751)                  (26,556)
    Cash dividends paid                     (828)                     (828)
         Cash Used In
           Financing Activities           (2,320)                   (6,258)
    Effect of exchange rate changes
      on cash and Cash equivalents            43                      (183)
       Decrease in cash and
         cash equivalents                (12,073)                  (13,083)
Cash and cash equivalents
     at beginning of year                 25,125                    20,339
         Cash and cash equivalents
           at end of period               13,052                    $7,256

Supplemental disclosure information:
    Cash paid during the period for
      Interest (net of amount
        capitalized)                      $9,348                   $10,547
      Income Taxes                       $12,078                      $480




See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended April 3, 1999 are not necessarily indicative of the results that may be expected for the year ended October 2, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in Pilgrim's annual report on Form 10-K for the year ended September 26, 1998.

The consolidated financial statements include the accounts of Pilgrim's and its wholly and majority owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.

The Company reports on the basis of a 52/53-week fiscal year, which ends on the Saturday closest to September 30. As a result, the first six months of fiscal 1999 ended April 3, 1999 and had 27 weeks, while the first six months ended March 28, 1998 and had 26 weeks.

The assets and liabilities of the foreign subsidiaries are translated at end-of-period exchange rates, except for any non-monetary assets which are translated at equivalent dollar costs at dates of acquisition using historical rates. Operations of foreign subsidiaries are translated at average exchange rates in effect during the period.

NOTE B--NET INCOME PER COMMON SHARE

Earnings per share for the periods ended April 3, 1999 and March 28, 1998 are based on the weighted average shares outstanding for the periods.

NOTE C--ACCOUNTS RECEIVABLE

On June 26, 1998 the Company entered into an asset sale agreement (the "Agreement") to sell up to $60 million of accounts receivable. In connection with the Agreement, the Company sells, on a revolving basis, certain of its trade receivables (the "Pooled Receivables") to a special purpose corporation, which in turn sells a percentage ownership interest to third parties. These transactions have been recorded as sales in accordance with FASB Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. At April 3, 1999, an interest in these Pooled Receivables of approximately $22 million had been sold to third parties and is reflected as a reduction to accounts receivable. The gross proceeds resulting from the sale are included in cash flows from operating activities in the Consolidated Statements of Cash Flows. Losses on these sales were immaterial.

NOTE D--INVENTORIES

Inventories consist of the following:

                                      APRIL 3, 1999      SEPTEMBER 26, 1998
                                              (in thousands)
Live chickens and hens                $      65,402         $     61,295
Feed, eggs and other                         49,084               46,199
Finished chicken products                    57,768               34,190
                                      $     172,254         $    141,684


NOTE E--LONG TERM DEBT

On March 30, 1999 the Company borrowed $15 million from an existing secured-term borrowing facility at 7.07% interest payable in monthly installments of approximately $138,000 plus one balloon payment at maturity on February 28, 2006.





PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES
April 3, 1999





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

As discussed in Note A to  the Condensed Consolidated Financial Statements, the
Company's accounting cycle resulted in 27 weeks of operations in the first six months of fiscal 1999 compared to 26 weeks in the first six months of 1998.

The following table presents certain information regarding the Company's U.S and Mexico operations.

                            Net Sales                        Net Sales
                         Three Months Ended              Six Months Ended
                   April 3, 1999  March 28, 1998   April 3, 1999 March 28, 1998
                                                    (27 weeks)       (26 weeks)
                                                         (In Thousands)

Sales to unaffiliated customers:
     United States      $273,362        $254,342     $540,316         $513,918
     Mexico               56,531          70,104      125,666          148,415
Operating Income:
     United States      $ 21,741        $  3,104     $ 40,482         $  5,577
     Mexico                3,551           8,294       10,996           21,192


The following table presents certain items as a percentage of net sales for the periods indicated.

                     Percentage of Net Sales      Percentage of Net Sales
                        Three Months Ended            Six Months Ended
                   April 3, 1999  March 28, 1998  April 3, 1999 March 28, 1998

Net Sales              100.0%       100.0%           100.0%          100.0%
Cost of Sales           86.0%        91.7%            86.5%           91.5%
Gross Profit            14.0%         8.3%            13.5%            8.5%
Selling, General and
  Administrative         6.4%         4.8%             5.8%            4.5%
Operating Income         7.7%         3.5%             7.7%            4.0%
Interest Expense         1.2%         1.6%             1.3%            1.5%
Income before Income
   Taxes                 6.6%         1.9%             6.5%            2.5%
Net Income               4.4%         2.1%             4.6%            2.7%


Results of Operations

SECOND QUARTER 1999 COMPARED TO SECOND QUARTER 1998:

NET SALES. Consolidated net sales were $329.9 million for the second quarter of fiscal 1999, an increase of $5.4 million, or 1.7% from the second quarter of fiscal 1998. The increase in consolidated net sales resulted from a $25.5 million increase in U.S. chicken sales to $243.7 million offset partially by a $13.6 million decrease in Mexico chicken sales to $56.5 million and a $6.5 million decrease of sales of other U.S. products to $29.7 million. The increase in U.S. chicken sales was primarily due to a 7.7% increase in dressed pounds produced and a 3.7% increase in total revenue per dressed pound. The higher average selling prices resulted primarily from the continuing shift of the Company's sales mix to the higher valued prepared foods products. The decrease in Mexico chicken sales was primarily due to a 16.6% decrease in revenue per dressed pound and a 3.3% decrease in dressed pounds sold.

COST OF SALES. Consolidated cost of sales was $283.6 million in the second quarter of fiscal 1999, a decrease of $14.0 million, or 4.7% compared to the second quarter of fiscal 1998. The decrease resulted primarily from an $8.6 million decrease in the cost of sales in Mexico operations and by a $5.4 million decrease in the cost of sales of U.S. operations. The $8.6 million cost of sales decrease in Mexico operations was primarily due to a 10.1% decrease in feed ingredient costs per pound and by a 3.3% decrease in dressed pounds produced. The cost of sales decrease in U.S. operations of $5.4 million was due to a 25.0% decrease in feed ingredient costs per pound, partially offset by a 7.7% increase in dressed pounds produced.

GROSS PROFIT. Gross profit was $46.3 million for the second quarter of fiscal 1999, an increase of $19.4 million, or 72.2% over the same period last year. Gross profit as a percentage of sales increased to 14.0% in the second quarter of fiscal 1999 from 8.3% in the second quarter of fiscal 1998. The increased gross profit resulted primarily from lower feed ingredient costs per pound and higher production volumes and selling prices in the U.S.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Consolidated selling, general and administrative expenses were $21.0 million in the second quarter of fiscal 1999 and $15.5 million in the second quarter of fiscal 1998. Consolidated selling, general and administrative expenses as a percentage of sales increased in the second quarter of fiscal 1999 to 6.4% compared to 4.8% in the second quarter of fiscal 1998 due to increased retirement and variable compensation costs which are dependent upon U.S. profits, and higher administrative expense.


Operating Income. Consolidated operating income was $25.3 million for the second quarter of fiscal 1999, an increase of $13.9 million, or 121.9% when compared to the second quarter of fiscal 1998, resulting primarily from lower feed ingredient costs per pound and higher production volumes and selling prices in the U.S.

INTEREST EXPENSE. Consolidated net interest expense decreased to $4.1 million, or 19.7% in the second quarter of fiscal 1999, when compared to $5.1 million for the second quarter of fiscal 1998, due to lower average outstanding debt levels.

INCOME TAX EXPENSE. Consolidated income tax expense in the second quarter of fiscal 1999 increased to $7.0 million compared to a benefit of $.5 million in the second quarter of fiscal 1998. This increase resulted from higher U.S. earnings in the second quarter of fiscal 1999 than in the second quarter of fiscal 1998.

SIX MONTHS ENDED APRIL 3, 1999 COMPARED TO
SIX MONTHS ENDED MARCH 28, 1998:

The Company's accounting cycle resulted in 27 weeks of operations in the first six months of fiscal 1999 compared to 26 weeks in the first six months of fiscal 1998.

NET SALES. Consolidated net sales were $666.0 million for the first six months of fiscal 1999, an increase of $3.6 million, or .6% from the first six months of fiscal 1998. The increase in consolidated net sales resulted from a $41.1 million increase in U.S. chicken sales to $478.0 million, offset partially by a $22.7 million decrease in Mexico chicken sales to $125.7 million and a $14.8 million decrease of sales of other U.S. products to $62.3 million. The increase in U.S. chicken sales was primarily due to a 7.2% increase in dressed pounds produced and a 2.1% increase in total revenue per dressed pound. The higher average selling prices resulted primarily from the continuing shift of the Company's sales mix to the higher valued prepared food products. The decrease in Mexico chicken sales was primarily due to an 18.3% decrease in revenue per dressed pound partially offset by a 3.7% increase in dressed pounds sold.

COST OF SALES. Consolidated cost of sales was $575.8 million in the first six months of fiscal 1999, a decrease of $30.3 million, or 5.0% compared to the first six months of fiscal 1998. The decrease resulted primarily from a $17.7 million decrease in cost of sales of U.S. operations and a $12.6 million decrease in the cost of sales in Mexico operations. The cost of sales decrease in U.S. operations of $17.7 million was due to a 27.8% decrease in feed ingredient costs per pound, partially offset by a 7.2% increase in dressed pounds produced. The $12.6 million cost of sales decrease in Mexico operations was primarily due to a 16.0% decrease in feed ingredient costs per pound, offset partially by a 3.7% increase in dressed pounds produced.

GROSS PROFIT. Gross profit was $90.2 million for the first six months of fiscal 1999, an increase of $33.9 million, or 60.3% over the same period last year. Gross profit as a percentage of sales increased to 13.5% in the first six months of fiscal 1999 from 8.5% in the first six months of fiscal 1998. The increased gross profit resulted primarily from lower feed ingredient costs per pound and higher production volumes and selling prices in the U.S.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Consolidated selling, general and administrative expenses were $38.7 million in the first six months of fiscal 1999 and $29.5 million in the first six months of fiscal 1998. Consolidated selling, general and administrative expenses as a percentage of sales increased in the first six months of fiscal 1999 to 5.8% compared to 4.5% in the first six months of fiscal 1998 due to increased retirement and variable compensation costs which are dependent upon U.S. profits, and higher administrative expenses in the U.S.

Operating Income. Consolidated operating income was $51.5 million for the first six months of fiscal 1999, an increase of $24.7 million, or 92.3% when compared to the first six months of fiscal 1998, resulting primarily from lower feed ingredient costs per pound and higher production volumes and selling prices in the U.S.

INTEREST EXPENSE. Consolidated net interest expense decreased to $8.8 million, or 12.9% in the first six months of fiscal 1999, when compared to $10.1 million for the first six months of fiscal 1998, due to lower average outstanding debt levels.

INCOME TAX EXPENSE. Consolidated income tax expense in the first six months of fiscal 1999 increased to $12.6 million compared to a benefit of $1.4 million in the first six months of fiscal 1998. This increase resulted from higher U.S. earnings in the first six months of fiscal 1999 than in the first six months of fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

At April 3, 1999, the Company's working capital increased to $150.7 million and its current ratio increased to 2.36 to 1 compared with working capital of $147.0 million and a current ratio of 2.32 to 1 at September 26, 1998.

Trade accounts and other receivables were $68.8 million at April 3, 1999, a $13.0 million decrease from September 26, 1998. The 15.9% decrease was primarily due to sales of accounts receivable to an unrelated financial institution partially offset by increased Mexico VAT receivables and an increase in sales of prepared foods products, which normally have longer credit terms than fresh chicken sales.

Inventories were $172.3 million at April 3, 1999, compared to $141.7 million at September 26, 1998. The $30.6 million, or 21.6% increase was due primarily to increases in prepared foods inventories due to seasonal variations. Accounts payable were $66.6 million at April 3, 1999, a $3.5 million decrease from September 26, 1998. The 5.0% decrease was due to normal seasonal variations in account's payables.

Capital expenditures for the first six months of fiscal 1999 were $38.8 million and were primarily incurred to acquire and expand certain facilities, improve efficiencies, reduce costs and for the routine replacement of equipment. The Company anticipates that it will spend approximately $95.0 million for capital expenditures in fiscal year 1999 and expects to finance such expenditures with available operating cash flows and long-term financing.

At April 3, 1999, the Company's stockholders' equity increased to $260.5 million from $230.9 million at September 26, 1998. Total debt to capitalization decreased to 44.0% at April 3, 1999 compared to 47.1% at September 26, 1998.

The Company currently has $70 million in revolving credit facilities and $30 million in secured- term borrowing facilities. The credit facilities provide for interest at rates ranging from LIBOR plus one and three-eighths percent to LIBOR plus one and three-quarters percent and are secured by inventory and fixed assets, or are unsecured. As of May 12, 1999, $63.3 million was available under the revolving credit facilities and $28.1 million was available under the term borrowing facilities. At the end of the quarter, the Company borrowed $15 million on a pre-existing secured-term borrowing facility, the proceeds of which were used primarily to acquire additional production facilities during the quarter.

On June 26, 1998 the Company entered into an asset sale agreement (the "Agreement") to sell up to $60 million of accounts receivable. In connection with the Agreement, the Company sells, on a revolving basis, certain of its trade receivables (the "Pooled Receivables") to a special purpose corporation, which in turn sells a percentage ownership interest to third parties. These transactions have been recorded as sales in accordance with FASB Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. At April 3, 1999, an interest in these Pooled Receivables of approximately $22 million had been sold to third parties and is reflected as a reduction to accounts receivable. The gross proceeds resulting from the sale are included in cash flows from operating activities in the Consolidated Statements of Cash Flows. Losses on these sales were immaterial.

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

The Company began assessment of its future business system requirements in 1996. As part of the Company's review, it determined that it would be required to modify or replace portions of its software and hardware so that its computer systems will function properly with respect to dates in the Year 2000 and thereafter.

To date, the Company has tested the identified systems and updated those systems in the U.S., including the software and hardware components deemed necessary to insure the uninterrupted fulfillment of the Company's core business processes as they relate to the timely, accurate, and quality production and delivery of our products to our customers, the processing of accounting information, and the associated processing and reporting of information as required by our business partners, banks, and government agencies. The Company is in the process of updating its systems in Mexico and anticipates completing the remaining portion of its Year 2000 project by October, 1999. The Company presently believes that with these modifications and replacements, the Year 2000 Issue will not pose significant operational problems for its computer systems.

The  Company  has  reviewed  Year  2000 disclosures of  the  packaged  software applications it uses to insure Year 2000 readiness. The suppliers of these software products have provided some approach for the Company to insure compliance of core software, either through program options, upgrades or new products. Most of these solutions are already in place. Those remaining will be implemented by the end of the third quarter 1999.

The Company regularly upgrades and replaces hardware platforms such as database and application servers as well as its telephone systems. Currently all of the Company's servers are Year 2000 ready and 100 percent of our core personal computers are Year 2000 compliant. There are 18 core telephone switching systems, all of which are Year 2000 ready.

The embedded technology in the production environment, such as programmable logic controllers, computer-controlled values and other equipment, has been inventoried. Equipment with Year 2000 data function requirements will be ready by the end of the third quarter 1999.

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

Additionally, the Company has initiated communications with all of its significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 Issues. To date the significant suppliers, such as fuel, electrical, water, rail, grain and container, have responded favorably. We anticipate completion of vendor and customer assessments by the end of the third quarter 1999. However, there can be no assurance that the systems of other parties upon which the Company relies will be converted on a timely basis. The Company's business, financial condition, or results of operations could be materially adversely impacted by the failure of its systems and applications or those operated by others to properly operate or manage dates beyond 1999.

We have instituted a two-fold approach to Contingency Planning; technical and business continuity. The technical contingency planning took place in conjunction with the implementation of the Company's new information systems in the U.S., and will continue through the third quarter of 1999 picking up the non-core hardware and support technology in both the U.S. and Mexico. Business contingency planning is currently underway and we anticipate this phase to be materially complete in the third quarter of 1999.

The Company believes that its initiatives and its existing business recovery plans are adequate to reasonably address likely Year 2000 issues; if unforeseen circumstances arise, the Company will attempt to develop contingency plans for these situations.

IMPACT OF INFLATION

Due to moderate inflation in the U.S. and the Company's rapid inventory turnover rate, the results of operations have not been significantly affected by inflation during the past three-year period.

FORWARD LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. Except for historical information contained herein, Management's Discussion and Analysis of Results of Operations and Financial Condition or other discussions elsewhere in this Form 10Q contains forward-looking statements that are dependent upon a number of risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statement. These risks and uncertainties include changes in commodity prices of feed grain and chicken, the Company's substantial indebtedness, risks associated with the Company's foreign operations, including currency exchange rate fluctuations, trade barriers, exchange controls, expropriation and changes in laws and practices, the impact of current and future laws and regulations, impact of year 2000, and the other risks described in the Company's SEC filings. The Company does not intend to provide updated information about the matters referred to in these forward looking statements, other than in the context of Management's Discussion and Analysis of Results of Operations and Financial Condition contained herein and other disclosures in the Company's SEC filings.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

IMPACT OF MEXICO PESO EXCHANGE RATE

The Company's earnings are affected by foreign exchange rate fluctuations related to the Mexico peso net monetary position of its Mexico subsidiaries. The company primarily manages this exposure by attempting to minimize its Mexico peso net monetary position, but has also from time to time considered executing hedges to help minimize this exposure. However, such instruments have historically not been economically feasible. The Company is also exposed to the effect of potential exchange rate fluctuations to the extent that amounts are repatriated from Mexico to the United States. However, the Company currently anticipates that the cash flows of its Mexico subsidiaries will continue to be reinvested in its Mexico operations. In addition, the Mexico peso exchange rate can directly and indirectly impact the Company's results of operations and financial position in several manners, including potential economic recession in Mexico resulting from a devalued peso. The impact on the Company's financial position and results of operations of a hypothetical change in the exchange rate between the U.S. dollar and the Mexico peso cannot be reasonably estimated. Foreign currency exchange gains and losses, representing the change in the U.S. dollar value of the net monetary assets of the Company's Mexico subsidiaries, were a gain of $.3 million in the first six months of fiscal 1999 and a loss of $1.1 million in the first six months of fiscal 1998. On May 11, 1999, the Mexico peso closed at 9.28 to 1 U.S. dollar, strengthening from 10.24 at September 26, 1998. No assurance can be given as to the future valuation of the Mexico peso and how further movements in the peso could affect future earnings of the Company.


PART II

OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

The Company did not file any reports on Form 8-K during the three months ended April 3, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                PILGRIM'S PRIDE CORPORATION

                                  /s/

Date     5/12/99                Richard A. Cogdill
                                Executive Vice President
                                Chief Financial Officer
                                Secretary and Treasurer
                                in his respective capacity as such