Form 10-Q/A
period 1999-04-03
PILGRIMS PRIDE CORP
filed 1999-05-14
CIK 802481

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


Results of Operations

SECOND QUARTER 1999 COMPARED TO SECOND QUARTER 1998:

NET SALES. Consolidated net sales were $329.9 million for the second quarter of fiscal 1999, an increase of $5.4 million, or 1.7% from the second quarter of fiscal 1998. The increase in consolidated net sales resulted from a $18.4 million increase in U.S. chicken sales to $236.7 million offset partially by a $13.6 million decrease in Mexico chicken sales to $56.5 million and a $0.6 million decrease of sales of other U.S. products to $36.7 million. The increase in U.S. chicken sales was primarily due to a 7.7% increase in dressed pounds produced and a 0.7% increase in total revenue per dressed pound. The higher average selling prices resulted primarily from the continuing shift of the Company's sales mix to the higher valued prepared foods products. The decrease in Mexico chicken sales was primarily due to a 16.6% decrease in revenue per dressed pound and a 3.3% decrease in dressed pounds sold.

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

NET SALES. Consolidated net sales were $666.0 million for the first six months of fiscal 1999, an increase of $3.6 million, or .6% from the first six months of fiscal 1998. The increase in consolidated net sales resulted from a $22.6 million increase in U.S. chicken sales to $459.5 million and a $3.8 million increase of sales of other U.S. products to $80.8 million, offset partially by a $22.7 million decrease in Mexico chicken sales to $125.7 million. The increase in U.S. chicken sales was primarily due to a 7.2% increase in dressed pounds produced partially offset by a 1.9% decrease in total revenue per dressed pound. The decrease in Mexico chicken sales was primarily due to an 18.3% decrease in revenue per dressed pound partially offset by a 3.7% increase in dressed pounds sold.

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