Form 10-Q
period 1999-07-03
PILGRIMS PRIDE CORP
filed 1999-08-02
CIK 802481

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                 FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended    JULY 3, 1999

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


                   (903) 855-1000
(Telephone number of principal executive offices)


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class A Common Stock, $.01 Par Value --- 13,794,529 shares as of August 2,
                                   1999

Class B Common Stock, $.01 Par Value --- 27,589,250 shares as of August 2,
                                   1999

                                   INDEX

               PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

     Item 1: Financial Statements (Unaudited):

        Condensed consolidated balance sheets:

           July 3, 1999 and September 26, 1998

        Consolidated statements of income:

           Three  months  and  nine  months ended July 3, 1999 and June 27,
1998

        Consolidated statements of cash flows:

           Nine months ended July 3, 1999 and June 28, 1998

        Notes to condensed consolidated financial statements--July 3, 1999


     Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Item 3: Quantitative and Qualitative Disclosures about Market Risk

     Item 4: Submission of Matters to a Vote of Security Holders

PART II.  OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

                      PART I.  FINANCIAL INFORMATION
               PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)

ITEM 1:  FINANCIAL STATEMENTS :

                                           July 3,            September 26,
                                            1999                    1998
ASSETS                                              (Unaudited)
Current Assets:
   Cash and cash equivalents              $      5,643         $     25,125
   Trade accounts and other receivables,
      less allowance for doubtful accounts      99,122               81,813
   Inventories                                 174,325              141,684
   Deferred income taxes                         4,773                7,010
   Prepaid expenses and other current assets     4,711                2,902
         Total Current Assets                  288,574              258,534

Other Assets                                    12,051               11,757

Property, Plant and Equipment                  611,255              562,099
   Less accumulated depreciation               253,906              230,951
                                               357,349              331,148
                                          $    657,974         $    601,439

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                             77,638               70,069
   Accrued expenses                             44,150               35,536
   Current maturities of long-term debt          7,928                5,889
         Total Current Liabilities             129,716              111,494

Long-Term Debt, less current maturities        195,283              199,784
Deferred Income Taxes                           53,639               58,401
Minority Interest in Subsidiary                    889                  889

Stockholders' Equity:
   Preferred stock, $.01 par value, authorized 5,000,000
     shares;  none issued                                --                   --
   Common stock - Class A, $.01 par value, authorized
     100,000,000 shares; none issued                     --                   --
   Common stock - Class B, $.01 par value, authorized
     60,000,000 shares; 27,589,250 issued and outstanding in
     1999 and 1998                                 276                  276
   Additional paid-in capital                   79,763               79,763
   Retained earnings                           198,408              150,832
      Total Stockholders' Equity               278,447              230,871
                                          $    657,974         $    601,439


See notes to condensed consolidated financial statements.

                 PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                             THREE MONTHS ENDED           NINE MONTHS ENDED
                     JULY 3, 1999   JUNE 27, 1998   JULY 3, 1999 JUNE 27, 1998
                                                      (40 weeks)    (39 weeks)
                          (in thousands, except share and per share data)

Net Sales             $  344,160       $ 328,500    $ 1,010,142    $  990,833
Costs and Expenses:
 Cost of sales           294,745         295,764        870,564       901,856
 Selling, general
  and administrative      20,203          13,693         58,888        43,166

                         314,948         309,457        929,452       945,022

 Operating income         29,212          19,043         80,690        45,811

Other Expenses (Income):
 Interest expense, net     4,308           5,195         13,131        15,325
 Foreign exchange
   (gain) loss             (179)             413          (432)         1,515
 Miscellaneous, net        (191)           (535)          (364)       (1,487)

                           3,938           5,073         12,335        15,353
Income before
  income taxes            25,274          13,970         68,355        30,458
Income tax expense         6,957           2,135         19,538           739
     Net income        $  18,317        $ 11,835       $ 48,817      $ 29,719

Net income
  per common share     $     .44       $     .29       $   1.18      $    .72
Dividends
  per common share     $     .01       $     .01       $    .03      $    .03

Weighted average
  shares outstanding  41,383,779      41,383,779     41,383,779    41,383,779

See Notes to condensed consolidated financial statements.

                        PILGRIM'S PRIDE CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)


                                                 Nine Months Ended
                                      JULY 3, 1999              JUNE 27, 1998
                                       (40 weeks)                 (39 weeks)
                                                   (In Thousands)
Cash Flows From Operating Activities:
   Net income                              $48,817                   $29,719
    Adjustments to reconcile net income to cash
      provided by operating activities:
         Depreciation and amortization      25,990                    24,493
         Loss on property disposals             47                        16
         Provision for doubtful accounts     1,840                     (335)
         Deferred income taxes             (2,525)                     (542)
Changes in operating assets and liabilities:
    Accounts and other receivables        (19,149)                   (4,920)
    Inventories                           (32,641)                     6,702
    Prepaid expenses and
       other current assets                (1,809)                   (2,723)
    Accounts payable and accrued expenses   16,183                  (19,699)
    Other                                    (227)                     (479)
    Cash Flows Provided by
      Operating Activities                  36,526                    32,232

Investing Activities:
    Acquisitions of property,
      plant and equipment                 (52,170)                  (39,434)
    Proceeds from property disposals           992                       840
    Other, net                             (1,018)                     1,472
    Net Cash Used In Investing Activities (52,196)                  (37,122)

Financing Activities:
    Proceeds from notes payable to banks    14,000                    35,500
    Repayment of notes payable to banks   (14,000)                  (35,500)
    Proceeds from long-term debt            15,259                    21,125
    Payments on long-term debt            (17,886)                  (29,196)
    Cash dividends paid                    (1,241)                   (1,241)
    Cash Used In Financing Activities      (3,868)                   (9,312)
    Effect of exchange rate changes
       on cash and cash equivalents             56                     (271)
       Decrease in cash and cash
         equivalents                      (19,482)                  (14,473)
    Cash and cash equivalents
         at beginning of year               25,125                    20,339
    Cash and cash equivalents
       at end of period                      5,643                    $5,866
    Supplemental disclosure information:
    Cash paid during the period for:
      Interest (net of amount capitalized)  11,016                   $13,043
      Income Taxes                          22,463                    $1,004

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended July 3, 1999 are not necessarily indicative of the results that may be expected for the year ended October 2, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in Pilgrim's Annual Report on Form 10-K for the year ended September 26, 1998.

The consolidated financial statements include the accounts of Pilgrim's and its wholly and majority owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.

The Company reports on the basis of a 52/53-week fiscal year, which ends on the Saturday closest to September 30. Interim periods also end on the Saturday closest to the end of the applicable month. As a result, the nine months ended July 3, 1999 had 40 weeks, while the nine months ended June 27, 1998 had 39 weeks.

The assets and liabilities of the foreign subsidiaries are translated at end-of-period exchange rates, except for any non-monetary assets which are translated at equivalent dollar costs at dates of acquisition using historical rates. Operations of foreign subsidiaries are translated at average exchange rates in effect during the period.

NOTE B--NET INCOME PER COMMON SHARE

Earnings per share for the periods ended July 3, 1999 and June 27, 1998 are based on the weighted average shares outstanding for the periods, as adjusted for the stock split referred to in Note E.

NOTE C--INVENTORIES

Inventories consist of the following:

                                JULY 3, 1999   SEPTEMBER 26, 1998
                                        (in thousands)
Live chickens and hens         $        73,853     $      61,295
Feed, eggs and other                    49,836            46,199
Finished chicken products               50,636            34,190
                               $       174,325     $     141,684

NOTE D--LONG TERM DEBT

On March 30, 1999 the Company borrowed $15 million from an existing secured term borrowing facility at 7.07% interest. Principal and interest are payable in monthly installments of $138,000, plus one balloon payment at maturity on February 28, 2006.

On June 29, 1999, the Camp County Industrial Development Corporation ("the Corporation") issued $25.0 million of variable-rate environmental facilities revenue bonds supported by letters of credit obtained by the Company. The Company may borrow from these proceeds over the construction period of its new sewage and solid waste water disposal facilities at a poultry by-products plant to be built in Camp County, Texas. Amounts borrowed from these funds will be reflected as debt when received from the Corporation, and will be due in 2029. Any amounts not borrowed by June 2002 will not be available to the Company. The interest rate on amounts borrowed will approximate the tax-exempt commercial paper rates.

NOTE E--COMMON STOCK

On July 2, 1999, the Company's board of directors declared a stock dividend of the Company's Class A common stock. Stockholders of record on July 20, 1999 received one share of the Company's Class A common stock for every two shares of the Company's Class B common stock held as of that date. The additional shares were issued on July 30, 1999. All historical share and per share amounts have been restated to give effect to the stock dividend.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Profitability  in  the  chicken  industry  can  be  materially  affected by the commodity prices of chicken, chicken parts and feed ingredients. Those commodity prices are determined largely by supply and demand. As a result, the chicken industry as a whole has been characterized by cyclical earnings. These cyclical fluctuations in earnings of individual chicken companies can be mitigated somewhat by: (i) business strategy, (ii) product mix, (iii) sales and marketing plans, and (iv) operating efficiencies.

In an effort to reduce price volatility and to generate higher, more consistent profit margins, the Company has concentrated on the production and marketing of prepared food products. Prepared food products generally have higher margins than the Company's other products. Also, the production and sale in the U.S. of prepared foods products reduces the impact of the cost of feed ingredients the Company's profitability. Feed ingredient purchases are the single largest component of the Company's cost of goods sold, representing approximately 31.0% of U.S. cost of goods sold in 1998. The production of feed ingredients is positively or negatively affected primarily by weather patterns throughout the world, the global level of supply inventories and the agricultural policies of the United States and foreign governments. As further processing is performed, feed ingredient costs become a decreasing percentage of a product's total production cost, thereby reducing their impact on profitability.

As discussed in Note A to the Condensed Consolidated Financial Statements, the Company's accounting cycle resulted in 40 weeks of operations in the first nine months of fiscal 1999 compared to 39 weeks in the first nine months of fiscal 1998.

The following table presents certain information regarding the Company's U.S and Mexico operations.

                          Net Sales                            Net Sales
                     Three Months Ended                    Nine Months Ended
                     July 3,      June 27,              July 3,       June 27,
                      1999          1998                 1999           1998
                                                       (40 weeks)   (39 weeks)
                                         (In Thousands)

Sales to unaffiliated
  customers:
     United States   $281,255      $261,375            $821,571      $775,294
     Mexico            62,905        67,125             188,571       215,539
Operating Income:
     United States   $ 22,076      $  8,435            $ 62,558      $ 14,011
     Mexico             7,136        10,608              18,132        31,800

The following table presents certain items as a percentage of net sales for the periods indicated.

                            Percentage of Net Sales    Percentage of Net Sales
                               Three Months Ended         Nine Months Ended
                            July 3,       June 27,     July 3,         June 27,
                             1999           1998        1999             1998
Net Sales                   100.0%        100.0%       100.0%          100.0%
Cost of Sales                85.6%         90.0%        86.2%           91.0%
Gross Profit                 14.4%         10.0%        13.8%            9.0%
Selling, General and
Administrative Expense        5.9%          4.2%         5.8%            4.4%
Operating Income              8.5%          5.8%         8.0%            4.6%
Interest Expense              1.3%          1.6%         1.3%            1.5%
Income before Income Taxes    7.3%          4.3%         6.8%            3.1%
Net Income                    5.3%          3.6%         4.8%            3.0%

Results of Operations

THIRD QUARTER 1999 COMPARED TO THIRD QUARTER 1998:

NET SALES. Consolidated net sales were $344.2 million for the third quarter of fiscal 1999, an increase of $15.7 million, or 4.8% from the third quarter of fiscal 1998. The increase in consolidated net sales resulted from a $26.1 million increase in U.S. chicken sales to $254.8 million offset by a $6.2 million decrease of sales of other U.S. products to $26.5 million and a $4.2 million decrease in Mexico chicken sales to $62.9 million. The increase in U.S. chicken sales was due primarily to a 9.6% increase in dressed pounds produced and a 1.7% increase in total revenue per dressed pound. The higher average selling prices resulted primarily from the continuing shift of the Company's sales mix to higher-value prepared food products. The decrease in Mexico chicken sales was due primarily to a 17.7% decrease in revenue per dressed pound offset partially by a 13.8% increase in dressed pounds sold.

COST OF SALES. Consolidated cost of sales remained relatively stable at $294.7 million in the third quarter of fiscal 1999, a decrease of $1.0 million, or 0.3% compared to the third quarter of fiscal 1998. The decrease resulted primarily from a $2.1 million decrease in the cost of sales in Mexico operations offset partially by a $1.1 million increase in the cost of sales of U.S. operations. The $2.1 million cost of sales decrease in Mexico operations was due primarily to a 18.3% decrease in feed ingredient purchases per pound, partially offset by a 13.8% increase in dressed pounds produced. The cost of sales increase in U.S. operations of $1.1 million was due primarily to a 9.6% increase in dressed pounds produced partially offset by a 28.3% decrease in feed ingredient costs per pound.

GROSS PROFIT. Gross profit was $49.4 million for the third quarter of fiscal 1999, an increase of $16.7 million, or 51.0% over the same period last year. Gross profit as a percentage of sales increased to 14.4% in the third quarter of fiscal 1999 from 10.0% in the third quarter of fiscal 1998. The increased gross profit resulted primarily from lower feed ingredient costs per pound and higher production volumes.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Consolidated selling, general and administrative expenses were $20.2 million in the third quarter of fiscal 1999 and $13.7 million in the third quarter of fiscal 1998. Consolidated selling, general and administrative expenses as a percentage of sales increased in the third quarter of fiscal 1999 to 5.9% compared to 4.2% in the third quarter of fiscal 1998 due to higher administrative expenses resulting from higher sales volumes and increased retirement and variable compensation costs which are dependent upon U.S. profits.

OPERATING INCOME. Consolidated operating income was $29.2 million for the third quarter of fiscal 1999, an increase of $10.2 million, or 53.4% when compared to the third quarter of fiscal 1998, resulting primarily from lower feed ingredient costs per pound and higher production volumes.

INTEREST EXPENSE. Consolidated net interest expense decreased to $4.3 million, or 17.1% in the third quarter of fiscal 1999, when compared to $5.2 million for the third quarter of fiscal 1998, due primarily to lower average outstanding debt levels.

INCOME TAX EXPENSE. Consolidated income tax expense in the third quarter of fiscal 1999 increased to $7.0 million compared to $2.1 million in the third quarter of fiscal 1998. This increase resulted from higher U.S. earnings in the third quarter of fiscal 1999 than in the third quarter of fiscal 1998.

NINE MONTHS ENDED JULY 3, 1999 COMPARED TO
NINE MONTHS ENDED JUNE 27, 1998:

The Company's accounting cycle resulted in 40 weeks of operations in the first nine months of fiscal 1999 compared to 39 weeks in the first nine months of fiscal 1998.

NET SALES. Consolidated net sales were $1.0 billion for the first nine months of fiscal 1999, an increase of $19.3 million, or 1.9% from the first nine months of fiscal 1998. The increase in consolidated net sales resulted from a $46.5 million increase in U.S. chicken sales to $714.3 million offset by a $27.0 million decrease in Mexico chicken sales to $188.6 million and a $0.2 million decrease of sales of other U.S. products to $107.3 million. The increase in U.S. chicken sales was due primarily to a 8.0% increase in dressed pounds produced partially offset by a .9% decrease in total revenue per dressed pound. The decrease in Mexico chicken sales was due primarily to an 18.1% decrease in revenue per dressed pound partially offset by a 6.8% increase in dressed pounds sold.

COST OF SALES. Consolidated cost of sales was $870.6 million in the first nine months of fiscal 1999, a decrease of $31.3 million, or 3.5% compared to the first nine months of fiscal 1998. The decrease resulted primarily from a $16.6 million decrease in cost of sales of U.S. operations and a $14.7 million decrease in the cost of sales in Mexico operations. The cost of sales decrease in U.S. operations of $16.6 million was due to a 24.3% decrease in the cost of feed ingredient purchases per pound produced, partially offset by a 8.0% increase in dressed pounds produced. The $14.7 million cost of sales decrease in Mexico operations was due primarily to a 17.7% decrease in feed ingredient costs per pound, offset partially by a 6.8% increase in dressed pounds produced.

GROSS PROFIT. Gross profit was $139.6 million for the first nine months of fiscal 1999, an increase of $50.6 million, or 56.9% over the same period last year. Gross profit as a percentage of sales increased to 13.8% in the first nine months of fiscal 1999 from 9.0% in the first nine months of fiscal 1998. The increased gross profit resulted primarily from lower feed ingredient costs per pound and higher production volumes.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Consolidated selling, general and administrative expenses were $58.9 million in the first nine months of fiscal 1999 and $43.2 million in the first nine months of fiscal 1998. Consolidated selling, general and administrative expenses as a percentage of sales increased in the first nine months of fiscal 1999 to 5.8% compared to 4.4% in the first nine months of fiscal 1998 due to increased retirement and variable compensation costs which are dependent upon U.S. profits.

Operating Income. Consolidated operating income was $80.7 million for the first nine months of fiscal 1999, an increase of $34.9 million, or 76.1% when compared to the first nine months of fiscal 1998, resulting primarily from lower feed ingredient costs per pound and higher production volumes.

INTEREST EXPENSE. Consolidated net interest expense decreased to $13.1 million, or 14.3% in the first nine months of fiscal 1999, compared to $15.3 million for the first nine months of fiscal 1998, due to lower average outstanding debt levels.

INCOME TAX EXPENSE. Consolidated income tax expense in the first nine months of fiscal 1999 increased to $19.5 million compared to $0.7 million in the first nine months of fiscal 1998. This increase resulted from higher U.S. earnings in the first nine months of fiscal 1999 than in the first nine months of fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company maintains $70 million in revolving credit facilities and a $30 million secured term borrowing facility. The credit facilities provide for interest at rates ranging from LIBOR plus one and three-eighths percent to LIBOR plus one and three-quarters percent and are secured by inventory and fixed assets, or are unsecured. As of July 15, 1999, $63.3 million was available under the revolving credit facilities and $28.2 million was available under the term borrowing facility. In March 1999, the Company borrowed $15 million on a pre-existing secured-term borrowing facility, the proceeds of which were used primarily to acquire additional production facilities.

On June 26, 1998, the Company entered into an asset sales agreement to sell up to $60 million of accounts receivable. Under this agreement, the Company sells, on a revolving basis, certain accounts receivable to a special purpose corporation, which in turn may sell a percentage ownership interest in the receivables to third parties. As of July 21, 1999, no interest in sold accounts receivable were outstanding and the entire facility was available for sales of qualifying accounts receivable.

On June 29, 1999, the Camp County Industrial Development Corporation issued $25.0 million of variable-rate environmental facilities revenue bonds supported by letters of credit obtained by the Company. The Company may borrow from these proceeds over the construction period of its new sewage and solid waste disposal facilities at a poultry by-products plant to be built in Camp County, Texas. The Company is not required to borrow the full amount of the proceeds from the bonds and any amounts not borrowed by June 2002 will not be available. All amounts borrowed from these funds will be due in 2029, and will be reflected as debt when received. The interest rates on amounts borrowed will closely follow the tax-exempt commercial paper rates.

At July 3, 1999, the Company's working capital increased to $158.9 million and its current ratio was 2.22 to 1, compared with working capital of $147.0 million and a current ratio of 2.32 to 1 at September 26, 1998.

Trade accounts and other receivables were $99.1 million at July 3, 1999, a $17.3 million increase from September 26, 1998. The 21.2% increase was due primarily to an increase in sales of prepared foods products, which normally have longer credit terms than fresh chicken sales.

Inventories were $174.3 million at July 3, 1999, compared to $141.7 million at September 26, 1998. The $32.6 million, or 23.0% increase was due primarily to the continuing shift in the Company's sales mix toward prepared foods products, which require a higher level of inventory relative to sales.

Accounts payable were $77.6 million at July 3, 1999, a $7.6 million increase from September 26, 1998. The 10.8% increase was due primarily to higher levels of purchases needed to support the increased production levels now experienced and normal seasonal variations in accounts payable.

Cash flows provided by operating activities were $36.5 million and $32.2 million for the nine months ended July 3, 1999 and June 27, 1998, respectively. The increase in cash flows provided by operating activities for the nine months ended July 3, 1999 when compared to the nine months ended June 27, 1998 was due primarily to increased net income, accounts payable and accrued expenses.

Capital expenditures for the first nine months of fiscal 1999 were $52.2 million and were primarily incurred to acquire and expand certain facilities, improve efficiencies, and for routine replacement of equipment. The Company has budgeted an aggregate of approximately $100 million for capital expenditures in each of fiscal years 1999, 2000 and 2001, primarily to increase capacity through either building or acquiring new facilities, to improve efficiencies and for the routine replacement of equipment. However, actual levels of capital expenditures in any fiscal year may be greater or less than those budgeted. Such capital expenditures are expected to be financed with available operating cash flows and long-term financing.

At July 3, 1999, the Company's stockholders' equity increased to $278.4 million
from  $230.9  million  at  September  26,  1998.   Total debt to capitalization
decreased to 42.2% at July 3, 1999 compared to 47.1% at September 26, 1998.

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

The Company has reviewed Year 2000 disclosures of the packaged software applications it uses to insure Year 2000 readiness. The suppliers of these software products have provided some approach for the Company to insure compliance of core software, either through program options, upgrades or new products. These solutions are already in place, with the exception of the hourly employee time keeping system, which will be implemented by October 1999.

The Company regularly upgrades and replaces hardware platforms such as database and application servers as well as its telephone systems. The Company currently believes that all of its servers are Year 2000 ready and 100 percent of our core personal computers are Year 2000 compliant. There are 18 core telephone switching systems, all of which are Year 2000 ready.

The embedded technology in the production environment, such as programmable logic controllers, computer-controlled valves and other equipment, has been inventoried and all issues identified have been resolved. Based on current evidence, the Company believes there will be no significant exposure with regard to production equipment.

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

Additionally, the Company has initiated communications with all of its significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 Issues. To date the significant suppliers, such as fuel, electrical, water, rail, grain and container, have responded favorably. Other key vendor and customer assessments are 90% complete with the remainder anticipated to be completed by the end of the third quarter 1999. However, there can be no assurance that the systems of other parties upon which the Company relies will be converted on a timely basis. The Company's business, financial condition, or results of operations could be materially adversely impacted by the failure of its systems and applications or those operated by others to properly operate or manage dates beyond 1999.

The Company has instituted a two-fold approach to Contingency Planning; technical and business continuity. The technical contingency planning took place in conjunction with the implementation of the Company's new information systems in the U.S., and will continue through the third quarter of 1999 picking up the non-core hardware and support technology in both the U.S. and Mexico. Business contingency planning is currently underway and the Company will establish contingency plans, if needed, based on supplier evaluation and assessment of risk.

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

FORWARD LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. Except for historical information contained herein, Management's Discussion and Analysis of Results of Operations and Financial Condition and other discussions elsewhere in this Form 10-Q contain forward-looking statements that are dependent upon a number of risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. These risks and uncertainties include changes in commodity prices of feed ingredients and chicken, the Company's substantial indebtedness, risks associated with the Company's foreign operations, including currency exchange rate fluctuations, trade barriers, exchange controls, expropriation and changes in laws and practices, the impact of current and future laws and regulations, the impact of year 2000, and the other risks described in the Company's SEC filings. The Company does not intend to provide updated information about the matters referred to in these forward looking statements, other than in the context of Management's Discussion and Analysis of Results of Operations and Financial Condition contained herein and other disclosures in the Company's SEC filings.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

IMPACT OF MEXICO PESO EXCHANGE RATE

The Company's earnings are affected by foreign exchange rate fluctuations related to the Mexico peso net monetary position of its Mexico subsidiaries. The company primarily manages this exposure by attempting to minimize its Mexico peso net monetary position, but has also from time to time considered executing hedges to help minimize this exposure. However, such instruments have historically not been economically feasible. The Company is also exposed to the effect of potential exchange rate fluctuations to the extent that amounts are repatriated from Mexico to the United States. However, the Company currently anticipates that the cash flows of its Mexico subsidiaries will continue to be reinvested in its Mexico operations. In addition, the Mexico peso exchange rate can directly and indirectly impact the Company's results of operations and financial position in several manners, including potential economic recession in Mexico resulting from a devalued peso. The impact on the Company's financial position and results of operations of a hypothetical change in the exchange rate between the U.S. dollar and the Mexico peso cannot be reasonably estimated. Foreign currency exchange gains and losses, representing the change in the U.S. dollar value of the net monetary assets of the Company's Mexico subsidiaries, were a gain of $0.4 million in the first nine months of fiscal 1999 and a loss of $1.5 million in the first nine months of fiscal 1998. On July 30, 1999, the Mexico peso closed at 9.41 to 1 U.S. dollar, strengthening from 10.24 at September 26, 1998. No assurance can be given as to the future valuation of the Mexico peso and how further movements in the peso could affect future earnings of the Company.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Pilgrim's Pride Corporation held a Special Meeting of Shareholders on July 20, 1999. The meeting was held to amend the Company's Certificate of Incorporation to permit dividends of either Class A Common Stock or Class B Common Stock of the Company, as specified by the Board of Directors of the Company, to holders of the Company's Class B Common Stock. The number of shares represented at the meeting was 20,885,680 with 417,713,600 votes. The amendment was passed with 381,515,040 voting for the amendment, 36,149,000 voting against the amendment and 49,560 votes abstaining. The measure passed and the articles are now amended.


PART II

OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The Company filed a Form 8-K dated July 20, 1999, to report the amending of the Articles of Incorporation to permit dividends of either of its Class A Common Stock or Class B Common Stock to holders of its Class B Common Stock.

EXHIBITS NUMBER

 3.2 Amended and Restated Corporate Bylaws of Pilgrim's Pride Corporation, a Delaware Corporation, effective May 14, 1999.

10.37 Second Amendment to Amended and Restated Secured Credit Agreement between Pilgrim's Pride Corporation and Harris Trust and Savings Bank, U.S. Bancorp Ag Credit, Inc., CoBank, ACB, SunTrust Bank and Credit Agricole Indosuez.

10.38 Third Amendment to Amended and Restated Secured Credit Agreement between Pilgrim's Pride Corporation and Harris Trust and Savings Bank, U.S. Bancorp Ag Credit, Inc., CoBank, ACB, SunTrust Bank and Credit Agricole Indosuez.

10.39 Fourth Amendment to Amended and Restated Secured Credit Agreement between Pilgrim's Pride Corporation and Harris Trust and Savings Bank, U.S. Bancorp Ag Credit, Inc., CoBank, ACB, SunTrust Bank and Credit Agricole Indosuez.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                PILGRIM'S PRIDE CORPORATION

                                /s/ Richard A. Cogdill

Date: 8/2/99                    Richard A. Cogdill
                                Executive Vice President and
                                Chief Financial Officer and
                                Secretary and Treasurer
                                in his respective capacity as such