Form 10-K/A
period 1998-09-26
PILGRIMS PRIDE CORP
filed 1999-08-10
CIK 802481

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                FORM 10-K/A


             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended SEPTEMBER 26, 1998 Commission File number 1-9273

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

Class A Common Stock, Par Value $0.01   New York Stock Exchange
Class B Common Stock, Par Value $0.01   New York Stock Exchange

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

No Class A Common Stock was outstanding as of December 10, 1998; Registrant issued 13,794,529 shares of the Registrant's Class A Common Stock pursuant to a stock dividend on July 30, 1999, for which this amended 10-K is being filed.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's proxy statement for the annual meeting of stockholders to be held February 3, 1999 are incorporated by reference into
Part III.

                          PILGRIM'S PRIDE CORPORATION
                                   FORM 10-K
                               TABLE OF CONTENTS


                                    PART I

                                                                       PAGE
Item 1. Business                                                         4
Item 2. Properties                                                      18
Item 3. Legal Proceedings                                               20
Item 4. Submission of Matters to a Vote of Security Holders.            20


                                    PART II
Item 5. Market for Registrant's Common Stock and Related Security Holder
Matters                                                                 21
Item 6. Selected Financial Data                                         22
Item 7. Management's Discussion and Analysis of Results of Operations and
Financial Condition                                                     23
Item 8. Financial Statements and Supplementary Data (see Index to Financial
Statements and Schedules below).                                        30
Item 9. Changes in and Disagreements with Accountants on Accounting and
Financial Disclosure.                                                   30


                                   PART III
Item 10. Directors and Executive Officers of Registrant                 31
Item 11. Executive Compensation                                         31
Item 12. Security Ownership of Certain Beneficial Owners and Management 31
Item 13. Certain Relationships and Related Transactions                 31


                                    PART IV
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K 31
Signatures.                                                             38


                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
Report of Ernst & Young LLP--Independent Auditors                       41
Consolidated Balance Sheets as of September 26, 1998 and
   September 27, 1997                                                   42
Consolidated Statements of Income (Loss) for the years ended
    September 26, 1998, September 27, 1997 and September 28, 1996       43
Consolidated Statements of Stockholders' Equity for the years ended
    September 26, 1998, September 27, 1997 and September 28, 1996       44
Consolidated Statements of Cash Flows for the years ended
    September 26, 1998, September 27, 1997 and September 28,1996        45
Notes to Consolidated Financial Statements                              46
Schedule II - Valuation and Qualifying Accounts for the years ended
    September 26, 1998, September 27, 1997 and September 28, 1996       51

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

     FOCUS U.S. GROWTH ON PREPARED FOODS. In recent years the Company has focused its sales of prepared foods to the foodservice market, particularly to chain restaurants and frozen entr<e'>e producers. The market for prepared foods has experienced greater growth and higher margins than fresh chicken products, and the Company's sales of prepared foods products to the foodservice market have grown from $206.4 million in fiscal 1994 to $420.4 million in fiscal 1998, a compounded annual growth rate of 19.5%. Additionally, the production and sale of prepared foods reduces the impact of feed ingredient costs on the Company's profitability. As further processing is performed, feed ingredient costs become a decreasing percentage of a product's total production cost. The Company is now the largest supplier of chicken to Wendy's and Jack-in-the-Box chain restaurants and to Stouffer's frozen entr<e'>e operation. Other major prepared foods customers include KFC and Taco Bell. Prepared foods constituted 51.1% of the Company's U.S. chicken sales in fiscal 1998.



     FOCUS ON CUSTOMER DRIVEN RESEARCH AND TECHNOLOGY. Much of the Company's growth in prepared foods has been the result of customer-driven research & development focused on designing new products to meet customers' changing needs. The Company's research & development personnel often work directly with institutional customers in developing proprietary products. Approximately $188.1 million of the Company's sales to foodservice customers in fiscal 1998 consisted of new products, which were not sold by the Company in fiscal 1994. The Company is also a leader in utilizing advanced processing technology, which enables the Company to better meet its customers' needs for product innovation, consistent quality and cost efficiency.

     ENHANCE THE U.S. FRESH CHICKEN PRODUCT MIX THROUGH VALUE-ADDED, BRANDED PRODUCTS. The Company's fresh chicken business is an important component of its sales and has grown from sales of $280.9 million in fiscal 1994 to $307.6 million in fiscal 1998. In addition to maintaining its sales of mature, traditional fresh chicken products, the Company's strategy is to shift the mix of its U.S. fresh chicken products by continuing to increase sales of higher margin, faster growing products, such as marinated chicken and chicken parts.

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

     CAPITALIZE ON INVESTMENTS AND EXPERTISE IN MEXICO. The Company's strategy in Mexico is focused on: (i) being one of the most cost-efficient producers and processors of chicken in Mexico by applying technology and expertise utilized in the U.S. and (ii) increasing distribution of its higher margin, value added products to national retail stores and restaurants. This strategy has resulted in the Company obtaining a market leadership position, with its estimated market share in Mexico increasing from 11.6% in 1994 to 15.8% in 1998.

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

                                           FISCAL YEAR ENDED
                         Sept. 26,  Sept. 27,  Sept. 28,  Sept. 30,  Oct. 1,
                           1998       1997      1996        1995       1994
                                            (in thousands)
U.S. Chicken Sales:
Prepared Foods:
   FOOD SERVICE         $ 420,396   $ 348,961  $ 305,250   $ 241,594 $ 206,396
   Retail                  46,400      42,289     43,442      39,071    61,553
    Total Prepared Foods  466,796     391,250    348,692     280,665   267,949
Fresh Chicken:
   Food Service           145,297     174,103    145,377     140,433   155,368
   Retail                 162,283     154,554    141,876     138,950   125,539
     Total Fresh Chicken  307,580     327,657    287,253     279,383   280,907
Export and Other          139,976     142,030    140,614     113,414    88,437
     Total U.S. Chicken   914,352     860,937    776,559     673,462   637,293
Mexico                    278,087     274,997    228,129     159,491   188,744
    Total Chicken Sales 1,192,439   1,135,934  1,004,688     832,953   826,037
Sales of Other
    U.S. Products         139,106     141,715    134,622      98,853    96,572
      Total Net Sales  $1,331,545  $1,277,649 $1,139,310    $931,806  $922,609

UNITED STATES

     The following table sets forth, since fiscal 1994, the percentage of net U.S. chicken sales attributable to each of the Company's primary product lines and markets serviced with such products. The table and related discussion are based on the Company's internal sales reports and its classification of product types and customers.


                                                           FISCAL YEAR ENDED
                       Sept. 26, Sept. 27,    Sept. 28,    Sept. 30,  Oct. 1,
                         1998     1997           1996           1995     1994
U.S. Chicken Sales:
  Prepared Foods:
  Foodservice          46.0 %     40.5  %      39.3  %      35.9  %   32.4  %
  Retail                5.1        4.9          5.6          5.8       9.6
Total Prepared Foods   51.1       45.4         44.9         41.7      42.0
  Fresh Chicken:
   Foodservice         15.9       20.2         18.7         20.9      24.4
Retail                 17.7       17.9         18.3         20.6      19.7
    Total Fresh        33.6       38.1         37.0         41.5      44.1
Chicken
                       15.3       16.5         18.1         16.8      13.9
TOTAL U.S. CHICKEN
SALES MIX             100.0  %   100.0 %      100.0  %     100.0  %  100.0 %


PRODUCT TYPES

     U.S. PREPARED FOODS OVERVIEW. During fiscal 1998, $466.8 million of the Company's net U.S. chicken sales were in prepared foods products to foodservice and retail, as compared to $268.0 million in fiscal 1994, which reflects the strategic focus for growth of the Company. The market for prepared food products has experienced, and management believes that this market will continue to experience, greater growth and higher margins than fresh chicken products. Additionally, the production and sale of prepared foods reduces the impact of feed ingredient costs on the Company's profitability. As further processing is performed, feed ingredient costs becomes a decreasing percentage of a product's total production costs.

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

     U.S. Fresh Chicken Overview. The Company's fresh chicken business is an important component of its sales and has grown from sales of $280.9 million in fiscal 1994 to $307.6 million in fiscal 1998. In addition to maintaining its sales of mature, traditional fresh chicken products, the Company's strategy is to shift the mix of its U.S. fresh chicken products by continuing to increase sales of higher margin, faster growing products, such as marinated chicken and chicken parts.

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

     EXPORT AND OTHER OVERVIEW. The Company's export and other products consist of whole chickens and chicken parts sold primarily in bulk, non-branded form either refrigerated to distributors in the U.S. or frozen for distribution to export markets. Sales growth in the "Export and Other" category between fiscal 1994 and fiscal 1998 primarily reflects increased exports of chicken products. In fiscal 1998, approximately $55.6 million of the Company's sales were attributable to exports of U.S. chicken. These exports and other products have historically been characterized by lower prices and greater price volatility than the Company's more value-added product lines.

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

     As the second largest full-line supplier of chicken to the foodservice market, the Company believes it is well-positioned to be the primary or secondary supplier to many national and international chain restaurants who require multiple suppliers of chicken products. Additionally, the Company is well suited to be the sole supplier for many regional chain restaurants that offer better margin opportunities and a growing base of business. Due to its comparatively large size in this market, management believes the Company has significant competitive advantages in terms of product capability, production capacity, research and development expertise, and distribution and marketing experience relative to smaller and to non-vertically integrated producers. As a result of these competitive advantages, the Company's sales to the foodservice market from fiscal 1994 through fiscal 1998 grew at a compound annual growth rate of approximately 11.8%. Based on industry data, the Company estimates that total industry dollar sales to the foodservice market during this same period grew at a compounded annual growth rate of approximately 6.9%. The Company markets both prepared food and fresh chicken products to the foodservice industry.

     FOODSERVICE - PREPARED FOODS: The majority of the Company's sales to the foodservice market consist of prepared food products. Prepared food sales to the foodservice market were $420.4 million in fiscal 1998 compared to $206.4 million in fiscal 1994, a compounded growth rate of approximately 19.5%. The Company's prepared food products include portion-controlled breast fillets, tenderloins and strips, formed nuggets and patties and bone-in chicken parts, which are sold frozen and in various states of preparation, including blanched, battered, breaded and either partially or fully cooked. The Company attributes this growth in sales of prepared foods to the foodservice market to a number of factors:

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

          FIFTH, the Company's in-house product development group follows a customer-driven research & development focus designed to develop new products to meet customers' changing needs. The Company's research & development personnel often work directly with institutional customers in developing proprietary products. Approximately $188.1 million of the Company's sales to foodservice customers in fiscal 1998 consisted of new products, which were not sold by the Company in fiscal 1994.

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

COMPETITION

     The chicken industry is highly competitive and certain of the Company's competitors have greater financial and marketing resources than the Company. In the United States and Mexico, the Company competes principally with other vertically integrated chicken companies.
     In general, the competitive factors in the U.S. chicken industry include price, product quality, brand identification, breadth of product line and customer service. Competitive factors vary by major market. In the foodservice market, competition is based on consistent quality, product development, service and price. In the U.S. retail market, management believes that product quality, brand awareness and customer service are the primary bases of competition. There is some competition with non-
vertically integrated further processors in the U.S. prepared food business. The Company believes it has significant, long-term cost and quality advantages over non-vertically integrated further processors.

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

DIRECTORS AND EXECUTIVE OFFICERS

     Set forth below is certain information relating to the Current directors and executive officers of the Company:

EXECUTIVE OFFICERS OF THE COMPANY AGE        POSITIONS

Lonnie "Bo" Pilgrim (1) 70 Chairman of the Board

Clifford E. Butler          56   Vice Chairman of the Board

David Van Hoose             56   Chief Executive Officer
                                 President
                                 Chief Operating Officer
                                 Director

Richard A. Cogdill          38   Executive Vice President
                                 Chief Financial Officer
                                 Secretary and Treasurer
                                 Director

O.B. Goolsby, Jr.           51   Executive Vice President
                                 Prepared Foods Complexes

Robert L. Hendrix           62   Executive Vice President
                                 Growout and Processing

Michael J. Murray           40   Executive Vice President
                                 Sales & Marketing and Distribution

Randy P. Stroud                  Executive Vice President
                                 Mexico Operations

Ray Gameson                 49   Senior Vice President
                                 Human Resources

David Hand                  42   Senior Vice President
                                 Sales and Marketing
                                 Retail and Fresh Products

Michael D. Martin           44   Senior Vice President
                                 Complex Manager
                                 DeQueen and Nashville
                                 Arkansas Complex

James J. Miner, Ph.D.       70   Senior Vice President
                                 Technical Services

Robert N. Palm              55   Senior Vice President
                                 Lufkin, Nacogdoches and Center
                                 Texas Complex

Lonnie Ken Pilgrim (1)      40   Senior Vice President,
                                 Director of Transportation
                                 Director

Charles L. Black (1)        68   Director

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

     RANDY P. STROUD has served as Executive Vice President, Mexico Operations since August 1998. Previously he was Live Production Manager at the Lufkin, Texas Complex from May 1989 to August 1998 and as Breeder Department Manager from June 1985 to May 1989. Prior to that he was employed in various operating management positions by Plus-Tex Poultry, Inc., a Lufkin, Texas based Company acquired by Pilgrim's Pride in June of 1985.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held a special meeting of the shareholders on June 30, 1998. The meeting was held to approve an amendment to the Company's certificate of incorporation that reclassified the Company's existing common stock to Class B common stock ("Class B Stock") and created a new class of common stock designated as Class A common stock ("Class A Stock"). Under the reclassification, each outstanding share of the Company's existing common stock was reclassified into one share of Class B Stock. Each share of Class B Stock has substantially the same rights, powers and limitations as the Company's common stock outstanding immediately prior to such amendment, except that each share of Class B Stock entitles the holder thereof to 20 votes per share except as otherwise provided by law. Each share of the new Class A Stock is substantially identical to the shares of Class B Stock, except that each share of Class A Common Stock entitles the holder thereof to one vote per share on any matter submitted for a stockholder vote.

The number of shares represented and able to vote at the meeting was 23,372,667. The amendment was passed with 19,579,108 voting for the amendment, 3,770,104 against and 23,454 votes abstaining. The measure passed and the articles are now amended.


                                  PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

       QUARTERLY STOCK PRICES AND DIVIDENDS
       High and low sales prices of and dividends on the Company's Class B common stock for the periods indicated (as adjusted for the June
       30, 1999 stock dividend referred to in Note F of the Consolidated Financial Statements) were:

                   Prices              Prices
                    1998                1997             DIVIDENDS

QUARTER     HIGH        LOW       HIGH      LOW        1998       1997
First     $11 1/16    $ 8 1/2    $ 6       $  5 3/16   $.01       $.01
Second     10 9/16      7 3/16    8 1/16      5 3/4     .01        .01
Third      13 1/8       9 3/16    8 1/2       6 5/16    .01        .01
Fourth     16 1/16     12 3/16   10 1/4       6 7/8     .01        .01

     The Company's Class B common stock (ticker symbol "CHX") is traded on the New York Stock Exchange and no common stock Class A has been issued. The Company estimates there were approximately 13,000 holders (including individual participants in security position listings) of the Company's Class B common stock as of December 8, 1998. See Note F-- Common Stock, of the Notes to Consolidated Financial Statements for additional discussion of the Company's common stock.

  ITEM 6.  SELECTED FINANCIAL DATA


                S E L E C T E D   F I N A N C I A L   D A T A
                       Pilgrim's Pride Corporation

(IN THOUSANDS, EXCEPT PER SHARE DATA)      Ten Years Ended September 26, 1998
                         1998        1997         1996       1995      1994
 1993         1992      1991      1990       1989
INCOME STATEMENT DATA:
   Net sales            $1,331,545  $1,277,649 $1,139,310   $931,806   $922,609
   $887,843   $817,361  $786,651  $720,555  $661,077
   Gross margin            136,103     114,467     70,640     74,144    110,827
    106,036     32,802    75,567    74,190    83,356
   Operating income         77,256      63,894  21,504{(b)} 24,930{(b)}  59,698
     56,345   (12,475)    31,039    33,379    47,014
(loss)
   Income (loss) before
     income taxes and       56,522      43,824         47      2,091     42,448
     32,838   (33,712)    12,235    20,463    31,027
     extraordinary
charge                       6,512       2,788      4,551     10,058     11,390
     10,543    (4,048)      (59)     4,826    10,745
   Income tax expense
     (benefit){ (c)         50,010      41,036    (4,504)    (7,967)     31,058
     22,295   (29,664)    12,294    15,637    20,282
}   Income (loss) before
      extraordinary
charge                          --          --    (2,780)         --         --
    (1,286)         --        --        --        --
  Extraordinary charge      50,010      41,036    (7,284)    (7,967)     31,058
     21,009   (29,664)    12,294    15,637    20,282
-
     early repayment of
     debt,  net of tax
   Net income (loss)
PER COMMON SHARE
DATA{(D)}:
   Income (loss) before      $1.21       $0.99    $(0.11)    $(0.19)      $0.75
      $0.54    $(0.83)     $0.36     $0.46     $0.60
     extraordinary
charge
   Extraordinary charge         --          --     (0.07)         --         --
     (0.03)         --        --        --        --
-                             1.21        0.99     (0.18)     (0.19)       0.75
       0.51     (0.83)      0.36      0.46      0.60
     early repayment of       0.04        0.04       0.04       0.04       0.04
       0.02       0.04      0.04      0.04      0.04
     debt                     5.58        4.41       3.46       3.67       3.91
       3.20       2.71      3.31      2.99      2.57
   Net income (loss)
   Cash dividends
   Book value{
BALANCE SHEET SUMMARY:
   Working capital        $147,040    $133,542    $88,455    $88,395    $99,724
    $72,688    $11,227   $44,882   $54,161   $60,313
   Total assets            601,439     579,124    536,722    497,604    438,683
    422,846    434,566   428,090   379,694   291,102
   Notes payable and
     current maturities
of                           5,889      11,596     35,850     18,187      4,493
    25,643     86,424    44,756    30,351     9,528
     long-term debt
   Long-term debt, less    199,784     224,743    198,334    182,988    152,631
    159,554    131,534   175,776   154,227   109,412
     current maturities
   Total stockholders'     230,871     182,516    143,135    152,074    161,696
    132,293    112,112   112,353   101,414    87,132
     equity
KEY INDICATORS (AS A PERCENTAGE OF NET SALES):
   Gross margin              10.2%        9.0%       6.2%       8.0%      12.0%
      11.9%       4.0%      9.6%     10.3%     12.6%
   Selling, general and
     administrative
     expenses                 4.4%        4.0%       4.3%       5.3%       5.5%
       5.6%       5.7%      5.7%      5.7%      5.5%
   Operating income           5.8%        5.0%       1.9%       2.7%       6.5%
       6.3%     (1.6)%      3.9%      4.6%      7.1%
(loss)                        1.5%        1.7%       1.9%       1.9%       2.1%
       2.9%       2.8%      2.5%      2.3%      2.7%
   Interest expense, net    3.8%        3.2%     (0.6)%     (0.9)%       3.4%
       2.4%     (3.6)%      1.6%      2.2%      3.1%

   Net income (loss)


   (a) Fiscal 1993 had 53 weeks
   (b) The peso decline and the related economic recession in Mexico contributed significantly to the operating losses experienced by the Company's Mexico operations of $8.2 million and $17.0 million for fiscal years 1996 and 1995, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".
   (c) The Company does not include income or losses from its Mexico operations in its determination of taxable income for U.S. income tax purposes based upon its determination that such earnings will be indefinitely reinvested in Mexico. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note D of the Consolidated Financial Statements of the Company.
   (d) Amounts are based on end-of-period shares of common stock adjusted for the Class A common stock dividend issued on July 30, 1999.

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

    The following table presents certain items as a percentage of net sales for the periods indicated:

                          1998                   1997                  1996

Net sales               100.0     %            100.0    %            100.0  %

Cost of sales            89.8                   91.0                  93.8

Gross profit             10.2                    9.0                   6.2

Selling, general and      4.4                    4.0                   4.3
administrative expense
Operating income          5.8                    5.0                   1.9

Interest expense          1.5                    1.7                   1.9

Income before income taxes and
extraordinary charge      4.2                    3.4                   0.0
Net income (loss)         3.8                    3.2                 (0.6)

RESULTS OF OPERATIONS

FISCAL 1998 COMPARED TO FISCAL 1997:

     NET SALES. Consolidated net sales were $1.3 billion for fiscal 1998, an increase of $53.9 million, or 4.2% over fiscal 1997. The increase in consolidated net sales resulted from a $53.4 million increase in U.S. chicken sales to $914.4 million and a $3.1 million increase in Mexican chicken sales to $278.1 million offset partially by a $2.6 million decrease of sales of other U.S. products to $139.1 million. The increase in U.S. chicken sales was due primarily to a 3.9% increase in dressed pounds produced resulting primarily from the Company's expansion of existing facilities and the purchase of poultry assets capable of producing 650,000 chickens per week from Green Acre Foods, Inc., on April 15, 1997, and by a 2.2% increase in total revenue per dressed pound produced. The increase in Mexico chicken sales was due primarily to a 6.5% increase in total revenue per dressed pound offset partially by a 5.0% decrease in dressed pounds produced. Increased revenues per dressed pound produced in Mexico were primarily the result of higher sales prices as well as generally improved economic conditions in Mexico compared to the prior year.

     COST OF SALES. Consolidated cost of sales was $1.2 billion in fiscal 1998, an increase of $32.3 million, or 2.8% over fiscal 1997. The increase resulted primarily from a $37.4 million increase in cost of sales of U.S. operations, offset partially by a $5.1 million decrease in the cost of sales in Mexico operations. The cost of sales increase in U.S. operations of $37.4 million was due to a 3.9% increase in dressed pounds produced and increased production of higher cost and margin products in prepared foods offset partially by a 16.5% decrease in feed ingredient costs per pound experienced during the period. The $5.1 million cost of sales decrease in Mexico operations was due primarily to a 5.0% decrease in dressed pounds produced partially offset by a 2.9% increase in average costs of sales per dressed pound produced.

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

     OPERATING INCOME. Consolidated operating income was $77.3 million for fiscal 1998, an increase of $13.4 million, or 20.9% when compared to fiscal 1997, resulting primarily from higher margins experienced in the U.S. and Mexico operations.

     INTEREST EXPENSE. Consolidated net interest expense decreased to $20.2 million, or 8.7% in fiscal 1998, when compared to $22.1 million for fiscal 1997, due to lower outstanding debt levels.

     MISCELLANEOUS, NET. Consolidated miscellaneous, net, a component of Other Expense (Income), was ($1.7) million in fiscal 1998, a $0.7 million decrease, or 30.4% when compared to ($2.4) million for fiscal 1997, which included a $2.2 million final settlement of claims resulting from the January 8, 1992, fire at the Company's prepared foods plant in Mt. Pleasant, Texas.

     INCOME TAX EXPENSE. Consolidated income tax expense in fiscal 1998 increased to $6.5 million compared to an expense of $2.8 million in fiscal 1997. This increase resulted from higher U.S. earnings in fiscal 1998 than in fiscal 1997. While Mexico earnings were also higher in fiscal 1998 than in fiscal 1997, Mexico earnings are not currently subject to income taxes.

FISCAL 1997 COMPARED TO FISCAL 1996:

     NET SALES. Consolidated net sales were $1.3 billion for fiscal 1997, an increase of $138.3 million, or 12.1% over fiscal 1996. The increase in consolidated net sales resulted from an $84.3 million increase in U.S. chicken sales to $860.9 million, a $46.9 million increase in Mexico chicken sales to $275.0 million and by a $7.1 million increase of sales of other U.S. products to $141.7 million. The increase in U.S. chicken sales was due primarily to a 14.0% increase in dressed pounds produced resulting primarily from the Company's expansion of existing facilities and the purchase of poultry producing assets capable of producing 650,000 chickens per week from Green Acre Foods, Inc. on April 15, 1997, offset partially by a 2.7% decrease in total revenue per dressed pound produced. The increase in Mexico chicken sales was due primarily to a 25.5% increase in total revenue per dressed pound partially offset by a 3.9% decrease in dressed pounds produced resulting from management's decision in fiscal 1996 to reduce production due to the recession in Mexico. Increased revenue per dressed pound produced in Mexico was primarily the result of higher sales prices as well as generally improved economic conditions in Mexico compared to the prior year. The increase in sales of other domestic products was primarily the result of increased sales of the company's chicken by-products group.

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

     Cash flows provided by operating activities were $85.0 million, $49.6 million and $11.4 million in fiscal 1998, 1997 and 1996, respectively. The significant increase in cash flows provided by operating activities for fiscal 1998 when compared to fiscal 1997 was due primarily to increased net income, a reduction in inventory levels as discussed above, and a substantially smaller increase in accounts receivable for fiscal 1998, when compared to fiscal 1997. The significant increase in cash flows provided by operating activities for fiscal 1997, when compared to fiscal 1996, was due primarily to net income for fiscal 1997, compared to a net loss in fiscal 1996.

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

     The Company maintains $70 million in revolving credit facilities and $45 million in secured term borrowing facilities. The credit facilities provide for interest at rates ranging from LIBOR plus one and three-eighths percent to LIBOR plus two percent and are secured by inventory and fixed assets or are unsecured. As of October 30, 1998, $63.3 million was available under the revolving credit facilities and $30.8 million was available under the term borrowing facilities. The Company is required by certain provisions of its debt agreements to restrict dividends to a maximum of $3.4 million per year.

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

     Reference is made to "Compliance with Section 16(a) of the Exchange Act" on page 9 of Registrant's Proxy Statement for its 1999 Annual Meeting of Stockholders, which section is incorporated herein by reference.

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

   (3) The financial statements schedule entitled Valuation and Qualifying Accounts and Reserves is filed as part of this report on page 52.

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

21.1  Subsidiaries of Registrant.*

23.1   Consent of Ernst & Young LLP.*

*    Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 9th day of August 1999.

                                   PILGRIM'S PRIDE CORPORATION
                                   /s/ Richard A. Cogdill

                                   By:
                                   Richard A. Cogdill
                                   Chief Financial Officer
                                   Secretary and Treasurer

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
Pilgrim's Pride Corporation

Stockholders and Board of Directors
Pilgrim's Pride Corporation

         We have audited the accompanying consolidated balance sheets of Pilgrim's Pride Corporation and subsidiaries at September 26, 1998, and September 27, 1997, and the related consolidated statements of income (loss), stockholders' equity and cash flows for each of the three years in the period ended September 26, 1998. Our audits also included the financial statements schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements schedule based on our audits.

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

                                                              ERNST & YOUNG LLP


Dallas, Texas
November 4, 1998, except for the
     last paragraph of Note F as to
     which the date is July 30, 1999.










CONSOLIDATED BALANCE SHEETS
Pilgrim's Pride Corporation


(IN THOUSANDS)                             TWO YEARS ENDED SEPTEMBER 26, 1998
                                       1998                              1997

ASSETS
CURRENT ASSETS:
   Cash and cash equivalents       $  25,125                         $  20,338
   Trade accounts and other
   receivables, less allowance
   for doubtful accounts              81,813                            77,967
   Inventories                       141,684                           146,180
   Deferred income taxes               7,010                             3,998
   Prepaid expenses and other
     current assets                    2,902                             2,664
     Total Current Assets            258,534                           251,147
OTHER ASSETS                          11,757                            18,094
PROPERTY, PLANT AND EQUIPMENT:
   Land                               26,404                            25,737
   Buildings, machinery and
    equipment                        470,763                           436,783
   Autos and trucks                   35,547                            33,278
   Construction-in-progress           29,385                            14,863
                                     562,099                           510,661
   Less accumulated depreciation     230,951                           200,778
                                     331,148                           309,883
                                    $601,439                          $579,124
Liabilities and Stockholders' Equity
CURRENT LIABILITIES:
   Accounts payable                 $ 70,069                          $ 71,225
   Accrued expenses                   35,536                            34,784
   Current maturities
     of long-term debt                 5,889                            11,596
    Total Current Liabilities        111,494                           117,605
Long-Term Debt, less current
     maturities                      199,784                           224,743
Deferred Income Taxes                 58,401                            53,418
Minority Interest in Subsidiary          889                               842
Commitments and Contingencies            --                                --
STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value,
     authorized 5,000,000                --                                --
     shares; none issued
   Common stock - Class A, $.01
     par value, authorized               --                                --
     100,000,000 shares;
     none issued as of
     September 26, 1998
   Common stock - Class B, $.01
     par value, authorized
     60,000,000 shares;
     27,589,250 issued and outstanding
     in 1998 and 1997                   276                               276
  Additional paid-in capital         79,763                            79,763
   Retained earnings                150,832                           102,477
     Total Stockholders' Equity     230,871                           182,516
                                   $601,439                          $579,124
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)
Pilgrim's Pride Corporation

(IN THOUSANDS, EXCEPT PER SHARE DATA)     THREE YEARS ENDED SEPTEMBER 26, 1998
                              1998                  1997                  1996

NET SALES                $1,331,545            $1,277,649            $1,139,310
COST AND EXPENSES:
   Cost of sales          1,195,442             1,163,152             1,068,670
   Selling, general
     and administrative      58,847                50,603                49,136
                          1,254,289             1,213,755             1,117,806
   Operating Income          77,256                63,894                21,504
OTHER EXPENSES (INCOME):
   Interest expense, net     20,148                22,075                21,539
   Foreign exchange loss      2,284                   434                 1,275
   Miscellaneous, net        (1,698)               (2,439)               (1,357)
                             20,734                20,070                21,457
Income Before Income Taxes
   and Extraordinary Charge  56,522                43,824                    47
   Income tax expense         6,512                 2,788                 4,551

NET INCOME (LOSS)
BEFORE EXTRAORDINARY CHARGE  50,010                41,036               (4,504)
   Extraordinary charge-early
   repayment of debt, net of tax --                    --               (2,780)

Net Income (Loss)         $  50,010             $  41,036            $  (7,284)


 Net income (loss) per common share before
  extraordinary charge $      1.21           $      0.99           $    (0.11)
   - basic and diluted
   Extraordinary charge per
   common share - basic and
   diluted                      --                   --                 (0.07)
  NET INCOME (LOSS)
   PER COMMON SHARE
   - BASIC AND DILUTED  $      1.21           $      0.99           $    (0.18)

See Notes to Consolidated Financial Statements.


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Pilgrim's Pride Corporation
(IN THOUSANDS, EXCEPT PER SHARE DATA)
                              Class B
             Number            Common     Additional        Retained
           of Shares           Stock      Paid-In Capital   Earnings    Total

Balance at September 30, 1995
           27,589,250          $276       $79,763           $72,035   $152,074

     Net loss for year                                      (7,284)    (7,284)
     Cash dividends declared
      ($.04 per share)                                      (1,655)    (1,655)

Balance at September 28, 1996
            27,589,250          276        79,763           63,096     143,135

     Net income for year                                    41,036      41,036
     Cash dividends declared
     ($.04 per share)                                      (1,655)      (1,655)

Balance at September 27, 1997
             27,589,250         276         79,763         102,477     182,516

     Net income for year                                    50,010      50,010
     Cash dividends declared
     ($.04 per share)                                       (1,655)    (1,655)

Balance at September 26, 1998
             27,589,250   $     276      $  79,763        $150,832    $230,871

See Notes to Consolidated Financial Statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
Pilgrim's Pride Corporation


(IN THOUSANDS, EXCEPT PER SHARE DATA)    THREE YEARS ENDED SEPTEMBER 26, 1998
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                     $ 50,010        $41,036     $ (7,284)
   Adjustments to reconcile net income (loss) to cash
     Provided by operating activities:
       Depreciation and amortization       32,591         29,796        28,024
       (Gain) loss on property disposals      132            874         (211)
       Provision for doubtful accounts        409            (60)       1,003
       Deferred income taxes                  571          2,613         (354)
       Extraordinary charge                    --             --        4,587
   Changes in operating assets and liabilities:
       Accounts and other receivables      (4,255)       (15,213)      (6,858)
       Inventories                          4,496         (9,314)     (24,830)
       Prepaid expenses and
        other current assets                 (246)          (999)        (674)
       Accounts payable and
        accrued expenses                      996          1,056       18,165
       Other                                  312           (174)       (177)
   Cash Provided by Operating Activitie    85,016         49,615       11,391
INVESTING ACTIVITIES:
       Acquisitions of property,
        plant and equipment               (53,518)       (50,231)    (34,314)
       Proceeds from property disposals     5,629          3,853       1,468
       Other, net                             595         (1,291)        312
   Cash Used in Investing Activities      (47,294)       (47,669)    (32,534)
FINANCING ACTIVITIES:
       Proceeds from notes
         payable to banks                  35,500         68,500      91,000
       Repayments on notes payable
         to banks                         (35,500)       (95,500)    (77,000)
       Proceeds from long-term debt        21,125         39,030      51,028
       Payments on long-term debt         (51,968)       (10,027)    (32,140)
       Cash dividends paid                 (1,655)        (1,655)     (1,655)
       Extraordinary charge, cash items        --             --      (3,920)
   Cash Provided by (Used in)
       Financing Activities               (32,498)           348      27,313
   Effect of exchange rate changes
       on cash and cash equivalents          (437)             4         (22)

   Increase in cash and cash equivalents    4,787          2,298       6,148
   Cash and cash equivalents at
     beginning of year                     20,338         18,040      11,892
CASH AND CASH EQUIVALENTS AT END OF YEAR: $25,125        $20,338     $18,040
Supplemental Disclosure Information:
   Cash paid during the year for:
     Interest (net of amount capitalized) $20,979        $22,026     $20,310
     Income taxes                        $  4,543       $  2,021    $  4,829

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Pilgrim's Pride Corporation
NOTE A - BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Pilgrim's Pride Corporation ("the Company") is a vertically integrated producer of chicken products, controlling the breeding, hatching and growing of chickens and the processing, preparation and packaging of its product lines. The Company is the fourth largest producer of chicken in the United States, with production and distribution facilities located in Texas, Arkansas, Oklahoma and Arizona, and is the second largest producer of chicken in Mexico, with production and distribution facilities located in Mahuila, San Louis Potosi, Queretaro and Hidalgo. The Company's chicken products consist primarily of prepared foods, which include portion-controlled breast fillets, tenderloins and strips, formed nuggets and patties, bone-in chicken parts, fresh foodservice chicken, pre-packaged chicken, and bulk packaged chicken.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of Pilgrim's Pride Corporation and its wholly and majority owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.

The financial statements of the Company's Mexico subsidiaries are re-measured as if the U.S. dollar were the functional currency. Accordingly, assets and liabilities of the Mexico subsidiaries are translated at end-of-period exchange rates, except for non-monetary assets which are translated at equivalent dollar costs at dates of acquisition using historical rates. Operations are translated at average exchange rates in effect during the period. Foreign exchange (gains) losses are separately stated as components of "Other expenses (income)" in the Consolidated Statement of Income (Loss).

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

INVENTORIES: Live chicken inventories are stated at the lower of cost or market and breeder hens at the lower of cost, less accumulated amortization, or market. The costs associated with breeder hens are accumulated up to the production stage and amortized over the productive lives using the straight-line method. Finished chicken products, feed, eggs and other inventories are stated at the lower of cost (first-in, first-out method) or market. Occasionally, the Company hedges a portion of its purchases of major feed ingredients using futures contracts to minimize the risk of adverse price fluctuations. The changes in market value of such agreements have a high correlation to the price changes of the feed ingredients being hedged. Gains and losses on the hedge transactions are deferred and recognized as a component of cost and sales when products are sold. Gains and losses on the futures contracts would be recognized immediately were the changes in the market value of the agreements to cease to have a high correlation to the price changes of the feed ingredients being hedged.

Property, Plant and Equipment: Property, plant an equipment is stated at cost. For financial reporting purposes, depreciation is computed using the straight-line method over the estimated useful lives of these assets. Depreciation expense was $31.5 million, $28.7 million and $26.8 million in 1998, 1997 and 1996, respectively.

Net Income (Loss) Per Common Share: Net income (loss) per share is based on the weighted average number of shares of common stock outstanding during the year. The weighted average number of shares outstanding (basic and diluted) was 41,383,779 in all periods, as adjusted for the stock dividend referred to in Note F.

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS
128), which the Company was required to adopt in the first quarter of 1998.
The adoption of SFAS 128c had no impact on the reporting of earnings per share.

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

NOTE--B INVENTORIES:

Inventories consist of the following:
                                  1998           1997

Live chicken and hens            $ 61,295      $ 68,034
Feed, eggs and other               46,199        43,878
Finished chicken products          34,190        34,268
                                 $141,684      $146,180

NOTE C - NOTES PAYABLE AND LONG-TERM DEBT

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

      The Company is required, by certain provisions of its debt agreements, to maintain levels of working capital and net worth, to limit dividends to a maximum of $1.7 million per year, to maintain various fixed charge, leverage, current and debt-to-equity ratios, and to limit annual capital expenditures. Substantially all of the Company's domestic property, plant and equipment is pledged as collateral on its long-term debt and credit facilities.

      Total interest was $21.6 million in 1998 and $23.4 million in 1997 and 1996. Interest related to new construction capitalized in 1998, 1997 and 1996 was $1.7 million, $.5 million and $1.3 million, respectively.

The fair value of long-term debt, at September 26, 1998 and September 27, 1997, based upon quoted market prices for the same or similar issues where available or by using discounted cash flow analysis, was approximately $206.7 million and $241.4 million, respectively.

Long-term debt consist of the following:

(IN THOUSANDS)
                                                                        <C
                              Maturity           1998                    1997

Senior subordinated notes, interest at 10 7/8%
(effective rate of 11 1/8%    2003             $95,512                 $99,118


Notes payable to an insurance company
  at 7.11% - 7.21%            2006              56,554                  59,543

Notes payable to bank at LIBOR plus
  1.8% in 1998 and
  2% in 1997                  2003              32,000                  40,000

Notes payable to an agricultural lender at a rate
   Approximating LIBOR
   plus 1.65%                 2003              14,224                  28,871

Other notes payable        Various               7,383                   8,807
                                               205,673                 236,339
Less current maturities                          5,889                  11,596
                                              $199,784                $224,743

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

The components of income tax expense (benefit) are set forth below:

                                           (IN THOUSANDS)
                           1998               1997              1996
Current:
   Federal               $4,985             $1,113            $3,005
   Foreign                  948                245               817
   State and                  8            (1,183)             1,083
other                     5,941                175             4,905
Deferred                    571              2,613             (354)
                         $6,512            $ 2,788           $ 4,551

The following is a reconciliation between the statutory U.S. federal income tax rate and the Company's effective income tax rate:

                                          (IN THOUSANDS)
                                  1998             1997           1996

Federal income tax rate          35.0%            35.0%          35.0%
State tax rate, net              (0.4)            (0.8)        1,674.1
Effect of Mexico loss
   Being non-deductible
   In U.S.                           -                -        6,252.3
Difference in U.S.
   Statutory tax rate
and
   Mexico effective             (23.1)           (27.8)        1,649.3
   Tax rate                                           -            0.2
 Other, net                          -
                                 11.5%             6.4%       9,610.9%

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

      On July 2, 1999, the Company's board of directors declared a stock dividend of the Company's Class A common stock. Stockholders of record on July 20, 1999 received one share of the Company's Class A common stock for every two shares of the Company's Class B common stock held as of that date. The additional shares were issued on July 30, 1999. Historical per share and weighted average shares outstanding amounts have been restated to give effect to the stock dividend.

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

NOTE H-RELATED PARTY TRANSACTIONS


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

NOTE I - COMMITMENTS AND CONTINGENCIES

      The Consolidated Statements of Income (Loss) include rental expense for operating leases of approximately $14.3 million, $11.3 million and $10.1 million in 1998, 1997 and 1996, respectively. The Company's future minimum lease commitments under non-cancelable operating leases are as follows: 1999 - $12.7 million; 2000 - $11.6 million; 2001 - $9.6 million; 2002 - $6.5 million;
2003 - $5.4 million and thereafter $7.3 million.
At September 26, 1998, the Company had $6.7 million in letters of credit outstanding relating to normal business transactions.

      The Company is subject to various legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

NOTE J - BUSINESS SEGMENTS

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



NOTE K - QUARTERLY RESULTS (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE DATA)        YEAR ENDED SEPTEMBER 26, 1998
         First Quarter Second Quarter Third Quarter Fourth Quarter Fiscal Year
Net Sales     $337,887      $324,446      $328,500      $340,712    $1,331,545
Gross Profit    29,380        26,861        32,736        47,126       136,103
Operating income
                15,371        11,398        19,043        31,444        77,256
Net income      11,117         6,768        11,835        20,290        50,010
Per Share(b):
   Net income     0.27          0.16          0.29          0.49          1.21
   Cash dividends 0.01          0.01          0.01          0.01          0.04
   Market price:
      High     11 1/16       10 9/16        13 1/8       16 1/16       16 1/16
      Low       8 1/2         7 3/16         9 3/16      12 3/16        7 3/16


(IN THOUSANDS, EXCEPT PER SHARE DATA)           YEAR ENDED SEPTEMBER 27, 1997
         First Quarter Second Quarter Third Quarter Fourth Quarter Fiscal Year
Net sales     $297,806      $303,401       $335,168      $341,274  $1,277,649
Gross profit    30,267        23,085         27,285        33,860     114,497
Operating
  income        16,314         9,660         12,627        25,293      63,894
Net income      10,105 (a)     4,954          7,286        18,691     41,036(a)
Per Share(b):
   Net income    0.24 (a)       0.12           0.18          0.45      0.99(a)
   Cash
    dividends    0.01           0.01           0.01          0.01        0.04
   Market price:
      High          6         8 1/16          8 1/2        10 1/4     10  1/4
      Low           5 3/16    5 3/4           6 5/16        6 7/8      5 3/16


(a) Includes $2.2 million ($1.3 million net of taxes) of other income arising from the final settlement of claims arising from a January 1992 fire at the Company's prepared foods plant.
(b) The per share data has been adjusted to reflect the July 30, 1999 stock dividend referred to in Note F.

PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES

SCHEUDLE II-VALUATION AND QUALIFYING ACCOUNTS

COL. A        COL. B             COL. C             COL. D          COL. E
                                ADDITIONS
                          CHARGED      CHARGED                  BALANCE AT END
              BALANCE AT  TO COSTS     TO OTHER    DEDUCTINS        OF PERIOD
DESCRIPTION   BEGINNING   AND EXPENSES ACCOUNTS    DESCRIBE
                                      -DESCRIBE

                          <C
YEAR ENDED SEPTEMBER 26, 1998:
  RESERVES AND ALLOWANCES DEDUCTED
    FROM ASSET ACCOUNTS:
     ALLOWANCE FOR DOUBTFUL
     ACCOUNTS $ 3,823,000  $ 409,000   $      --   $ 538,000      $ 3,694,000

YEAR ENDED SEPTEMBER 27, 1997:
  RESERVES AND ALLOWANCES DEDUCTED
    FROM ASSET ACCOUNTS:
      ALLOWANCE FOR DOUBTFUL
      ACCOUNTS $ 3,985,000 $  (60,000) $       --  $ 102,000      $ 3,823,000

YEAR ENDED SEPTEMBER 28, 1996:
  RESERVES AND ALLOWANCES DEDUCTED
    FROM ASSET ACCOUNTS:
      ALLOWANCE FOR DOUBTFUL
      ACCOUNTS $ 4,280,000 $ 1,003,000  $      -- $ 1,298,000     $ 3,985,000


EXHIBIT 22- SUBSIDIARIES OF REGISTRANT

(1)         AVICOLA PILGRIM'S PRIDE DE MEXICO, S.A. DE C.V.
(2)         CIA. INCUBADORA HIDALGO, S.A. DE C.V.
(3)         INMOBILIARIA AVICOLA PILGRIM'S PRIDE, S. DE R.L. DE C.V.
(4)         PILGRIM'S PRIDE, S.A. DE C.V.
(5)         PRODUCTORA Y DISTRIBUIDORA DE ALIMENTOS, S.A. DE C.V.
(6)         GALLINA PESADA S.A. DE C.V.
(7)         PILGRIM'S PRIDE FUNDING CORPORATION
(8)         PILGRIM'S PRIDE INTERNATIONAL, INC.
(9)         PPC OF DELAWARE BUSINESS TRUST

                                EXHIBIT 23


                      CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 3-12043) of Pilgrim's Pride Corporation of our report dated November 4, 1998, except for the last paragraph of Note F, as to which the date is July 30, 1999, with respect to the consolidated financial statements of Pilgrim's Pride Corporation included in this Annual Report (Form 10-K/A) for the year ended September 26, 1998.

                                                          Ernst & Young LLP

Dallas, Texas
August 9, 1999