Form 10-Q/A
period 1999-01-02
PILGRIMS PRIDE CORP
filed 1999-08-10
CIK 802481

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-Q/A

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

Class B Common Stock, $0.01 Par Value---27,589,250  shares as of February
16, 1999

No Class A Common Stock was outstanding as of February 16, 1999;
Registrant issued 13,794,529 shares of the Registrant's Class A Common Stock pursuant to a stock dividend on July 30, 1999, for which this amended 10-Q is being filed.



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
   Common stock - Class A, $.01 par value, authorized
     100,000,000 shares; none issued as of January 2, 1999 -- -- Common stock - Class B, $.01 par value, authorized
     60,000,000 shares; 27,589,250 issued and outstanding in
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
See Notes to Condensed Consolidated Financial Statements.

                          PILGRIM'S PRIDE CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                    QUARTER ENDED
                                                January 2,    December 27,
                                                   1999         1997
                                                (14 weeks)      (13 weeks)
                             (in thousands, except share and per share data)

Net Sales                                         $ 336,088    $ 337,887
Costs and Expenses:
   Cost of sales                                    292,187      308,507
   Selling, general and administrative               17,715       14,009

                                                    309,902      322,516

        Operating Income                             26,186        15,371

Other Expense (Income):
   Interest expense, net                              4,733        5,036
   Foreign exchange (gain) loss                        (92)          528
   Miscellaneous, net income                              88        (463)
                                                      4,729        5,101

Income before income taxes                            21,457       10,270
Income tax expense (benefit)                           5,537        (847)
        Net income                                $  15,920    $   11,117

Net income per common share - basic and diluted   $      .38   $     .27

Dividends per common share                        $     .01    $     .01

Weighted average shares outstanding                41,383,779   41,383,779


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

NOTE B--COMPREHENSIVE INCOME AND NET INCOME PER COMMON SHARE

Comprehensive income is the same as net income for all periods presented. Basic and diluted earnings per share for the periods ended January 2, 1999 and December 27, 1997 are based on the weighted average shares outstanding for the periods, as adjusted for the stock dividend referred to in Note D.

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

NOTE D-- COMMON STOCK

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

                                              Quarter Ended
                                January 2,  1999           December 27, 1997
                                   (14 weeks)                   (13 weeks)
Net Sales to  Unaffiliated
  Customers:
     United States                  266,954                      259,576
     Mexico                          69,134                       78,311

Operating Income:
     United States                   18,741                        2,472
     Mexico                           7,445                       12,899


The following table presents certain items as a percentage of net sales for the periods indicated.

                                     QUARTER ENDED
                                JANUARY 2,1999  DECEMBER 27, 1997
Net sales                         100.0%         100.0%
Costs and expenses:
  Cost of sales                     86.9           91.3

  Gross profit                      13.1            8.7
  Selling, general and
    administrative                   5.3           4.1
Operating Income                     7.8            4.6
Interest expense                     1.4            1.5
Income before income taxes           6.4            3.0
Net Income                           4.7            3.3

Results of Operations

First Quarter 1999 Compared to First Quarter 1998:

NET SALES. Consolidated net sales were $336.1 million for the first quarter of fiscal 1999, a decrease of $1.8 million, or .5% from the first quarter of fiscal 1998. The decrease in consolidated net sales resulted from a $9.2 million decrease in Mexican chicken sales to $69.1 million offset partially by a $4.2 million increase in U.S. chicken sales to $222.8 million and a $3.2 million increase of sales of other U.S. products to $44.1 million. The decrease in Mexican chicken sales was due primarily to a 19.8% decrease in total revenue per dressed pound offset partially by a 10.0% increase in dressed pounds.

COST OF SALES. Consolidated cost of sales was $292.2 million in the first quarter of fiscal 1999, a decrease of $16.3 million, or 5.3% over the first quarter of fiscal 1998. The decrease resulted primarily from a $12.3 million decrease in cost of sales of U.S. operations and by a $4.0 million decrease in the cost of sales in Mexican operations. The cost of sales decrease in U.S. operations of $12.3 million was due to a 30.4% decrease in feed ingredient costs per pound partially offset by a 6.6% increase in dressed pounds produced. The $4.0 million cost of sales decrease in Mexican operations was due primarily to a 21.5% decrease in feed ingredient costs per pound partially offset by a 10.0% increase in dressed pounds produced.

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

TRADE ACCOUNTS AND OTHER RECEIVABLES WERE $89.4 MILLION AT JANUARY 2, 1999, A $7.6 MILLION INCREASE FROM SEPTEMBER 26, 1998. THE 9.3% INCREASE WAS DUE PRIMARILY TO INCREASED MEXICAN SALES TAX RECEIVABLES, SEASONAL VARIATIONS AND AN INCREASE IN SALES OF PREPARED FOODS PRODUCTS, WHICH NORMALLY HAVE LONGER CREDIT TERMS THAN FRESH CHICKEN SALES.

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

Statements Regarding Forward Looking Comments

THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 PROVIDES A SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS MADE BY OR ON BEHALF OF THE COMPANY. EXCEPT FOR HISTORICAL INFORMATION CONTAINED HEREIN, MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION OR OTHER DISCUSSIONS ELSEWHERE IN THIS FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS THAT ARE DEPENDENT UPON A NUMBER OF RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENT. THESE RISKS AND UNCERTAINTIES INCLUDE CHANGES IN COMMODITY PRICES OF FEED GRAIN AND CHICKEN, THE COMPANY'S SUBSTANTIAL INDEBTEDNESS, RISKS ASSOCIATED WITH THE COMPANY'S FOREIGN OPERATIONS, INCLUDING CURRENCY EXCHANGE RATE FLUCTUATIONS, TRADE BARRIERS, EXCHANGE CONTROLS, EXPROPRIATION AND CHANGES IN LAWS AND PRACTICES, THE IMPACT OF CURRENT AND FUTURE LAWS AND REGULATIONS, AND THE OTHER RISKS DESCRIBED IN THE COMPANY'S SEC FILINGS. THE COMPANY DOES NOT INTEND TO PROVIDE UPDATED INFORMATION ABOUT THE MATTERS REFERRED TO IN THESE FORWARD LOOKING STATEMENTS, OTHER THAN IN THE CONTEXT OF MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION CONTAINED HEREIN AND OTHER DISCLOSURES IN THE COMPANY'S SEC FILINGS.

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

PART II
OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT NUMBER

1.1Agreement dated October 15, 1998 between Pilgrim's Pride Corporation and Pilgrim Poultry G.P.

The Company did not file any reports on Form 8-K during the three months ended January 2, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                PILGRIM'S PRIDE CORPORATION



Date    8/9/1999                /s/ Richard A. Cogdill

                                Richard A. Cogdill
                                Executive Vice President and
                                Chief Financial Officer
                                Secretary and Treasurer in his
                                respective capacity as such