Form 10-Q/A
period 1999-04-03
PILGRIMS PRIDE CORP
filed 1999-08-10
CIK 802481

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                       FORM 10-Q/A (Amendment No.2)

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

Class  B  Common Stock, $0.01 Par Value--- 27,589,250 shares as of May  12,
1999

No Class A Common Stock was outstanding as of May 12, 1999; Registrant issued 13,794,529 shares of the Registrant's Class A Common Stock pursuant to a stock dividend on July 30, 1999, for which this amended 10-Q is being filed.

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

PART II.  OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

               PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)
ITEM            1:             FINANCIAL            STATEMENTS            :
April 3,                                                September 26,
                                        1999           1998
(Unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents           $   13,052        $   25,125
   Trade accounts and other receivables,
     less allowance for doubtful accounts  68,793            81,813
   Inventories                            172,255           141,684
   Deferred income taxes                    4,596             7,010
   Prepaid expenses and other current assets  2,585           2,902
        Total Current Assets              261,281           258,534

Other Assets                               12,258            11,757

Property, Plant and Equipment             599,009           562,099
   Less accumulated depreciation          245,803           230,951
                                          353,206           331,148
                                       $  626,745        $  601,439
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                        66,549            70,069
   Accrued expenses                        37,708            35,536
   Current maturities of long-term debt     6,338             5,889
        Total Current Liabilities         110,595           111,494

Long-Term Debt, less current maturities   197,971           199,784
Deferred Income Taxes                      56,747            58,401
Minority Interest in Subsidiary               889               889

Stockholders' Equity:
   Preferred stock, $.01 par value, authorized 5,000,000
     shares;  none issued                      --                --
   Common stock - Class A, $.01 par value, authorized
     100,000,000 shares; none issued as of April 3, 1999 --      --
   Common stock - Class B, $.01 par value, authorized
     60,000,000 shares; 27,589,250 issued and outstanding in
     1999 and 1998                            276               276
   Additional paid-in capital              79,763            79,763
   Retained earnings                      180,504           150,832
     Total Stockholders' Equity           260,543           230,871
See notes to condensed consolidated financial statements. $ 626,745 $ 601,439

                 PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)




                     THREE MONTHS ENDED                  SIX MONTHS ENDED

              APRIL 3, 1999 MARCH 28, 1998        APRIL 3, 1999 MARCH 28, 1998
                                                (27 weeks)         (26 weeks)
                        (in thousands, except share and per share data)

                 >
Net Sales     $    329,894   $   324,446       $   665,982         $    662,333
Costs and Expenses:
 Cost of sales     283,632       297,585           575,819              606,092
 Selling, general and
  administrative    20,970        15,463            38,685               29,472

                   304,602       313,048           614,504              635,564

  Operating income  25,292        11,398            51,478               26,769

Other Expense (Income):
 Interest expense,
   net               4,090         5,093             8,823               10,129
 Foreign exchange
   (gain) loss        (161)          574              (253)               1,102
 Miscellaneous, net   (261)         (488)             (173)                (951)
                     3,668         5,179             8,397               10,280
Income before income
  taxes             21,624         6,219            43,081               16,489
Income tax expense
  (benefit)          7,044          (549)           12,581               (1,396)
     Net income   $ 14,580      $  6,768         $  30,500            $  17,885

Net income per
  common share    $   0.35      $    0.16        $    0.74            $  0.43
Dividends per
  common share    $   0.01      $    0.01        $    0.02            $  0.02

Weighted average shares
  outstanding     41,383,779    41,383,779       41,383,779          41,383,779

See Notes to condensed consolidated financial statements.

                        PILGRIM'S PRIDE CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)


                                                    SIX MONTHS ENDED
                                         APRIL 3, 1999         MARCH 28, 1998
                                                   (In Thousands)
<S<
Cash Flows From Operating Activities:
   Net income                             $30,500                   $17,885
    Adjustments to reconcile net income to cash
      Provided by operating activities:
         Depreciation and amortization     17,121                    16,066
         (Gain) on property disposals        (144)                      (37)
         Provision for doubtful accounts    3,398                       921
         Deferred income taxes                760                    (2,404)
Changes in operating assets and liabilities:
   Accounts and other receivable            9,622                      3,151
    Inventories                           (30,571)                   (4,185)
    Prepaid expenses                          317                       234
    Accounts payable and accrued expenses  (1,347)                  (12,897)
    Other                                    (216)                       11
         Cash Flows Provided by
           Operating Activities            29,440                     18,745

Investing Activities:
    Acquisitions of property,
      plant and equipment                 (38,768)                   (25,801)
    Proceeds from property disposals          528                        512
    Other, net                               (996)                      (98)
         Net Cash Used In
          Investing Activities            (39,236)                   (25,387)

Financing Activities:
    Proceeds from notes payable to banks   14,000                     21,000
    Repayment of notes payable to banks   (14,000)                  (21,000)
    Proceeds from long-term debt           15,259                     21,126
    Payments on long-term debt            (16,751)                  (26,556)
    Cash dividends paid                      (828)                     (828)
        Cash Used In Financing Activities  (2,320)                   (6,258)
    Effect of exchange rate changes on cash and
      Cash equivalents                         43                      (183)
         Decrease in cash and
          cash equivalents                 (12,073)                 (13,083)
Cash and cash equivalents at
          beginning of year                 25,125                   20,339
         Cash and cash equivalents
           at end of period                 13,052                   $7,256

Supplemental disclosure information:
    Cash paid during the period for
      Interest (net of amount
        capitalized)                         9,348                  $10,547
      Income Taxes                         $12,078                     $480


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

NOTE B--NET INCOME PER COMMON SHARE

Earnings per share for the periods ended April 3, 1999 and March 28, 1998 are based on the weighted average shares outstanding for the periods, as adjusted for the stock dividend referred to in Note F.

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

NOTE D--INVENTORIES

Inventories consist of the following:
                                APRIL 3, 1999 SEPTEMBER 26, 1998
                                        (in thousands)
Live chickens and hens        $        65,402     $       61,295
Feed, eggs and other                   49,084             46,199
Finished chicken products              57,768             34,190
                              $       172,255      $     141,684

NOTE E--LONG TERM DEBT

On March 30, 1999 the Company borrowed $15 million from an existing secured-term borrowing facility at 7.07% interest payable in monthly installments of approximately $138,000 plus one balloon payment at maturity on February 28, 2006.

NOTE F--COMMON STOCK

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

                                Net Sales                          Net Sales
                            Three Months Ended               Six Months Ended
                            April 3, March 28,              April 3,  March 28,
                              1999      1998                  1999      1998
                                                           (27 weeks) (26 weeks)
                                             (In Thousands)

S>
Sales to unaffiliated customers:
     United States       $273,362    $254,342             $540,316    $513,918
     Mexico                56,531      70,104              125,666     148,415
Operating Income:
     United States       $ 21,741    $  3,104            $   40,482   $  5,577
     Mexico                 3,551       8,294                10,996     21,192

The following table presents certain items as a percentage of net sales for the periods indicated.

                           Percentage of Net Sales     Percentage of Net Sales
                             Three Months Ended             Six Months Ended
                          April 3,       March 28,     April 3,      March 28,
                            1999            1998         1999          1998
Net Sales                 100.0%          100.0%        100.0%        100.0%
Cost of Sales              86.0%           91.7%         86.5%         91.5%
Gross Profit               14.0%            8.3%         13.5%          8.5%
Selling, General and
  Administrative            6.4%            4.8%          5.8%          4.5%
Operating Income            7.7%            3.5%          7.7%          4.0%
Interest Expense            1.2%            1.6%          1.3%          1.5%
Income Before Income Taxes  6.6%            1.9%          6.5%          2.5%
Net Income                  4.4%            2.1%          4.6%          2.7%


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

The Company currently has $70 million in revolving credit facilities and $30 million in secured-term borrowing facilities. The credit facilities provide for interest at rates ranging from LIBOR plus one and three-eighths percent to LIBOR plus one and three-quarters percent and are secured by inventory and fixed assets, or are unsecured. As of May 12, 1999, $63.3 million was available under the revolving credit facilities and $28.1 million was available under the term borrowing facilities. At the end of the quarter, the Company borrowed $15 million on a pre-existing secured-term borrowing facility, the proceeds of which were used primarily to acquire additional production facilities during the quarter.

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

The embedded technology in the production environment, such as programmable logic controllers, computer-controlled valves and other equipment, has been inventoried. Equipment with Year 2000 data function requirements will be ready by the end of the third quarter 1999.

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

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on February 3, 1999. The meeting was held to consider the election of ten Directors for the ensuing year and the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending October 2, 1999. The number of shares represented and able to vote at the meeting were 25,114,898.

NOMINEE                    FOR                 WITHHELD               AGAINST
Lonnie "Bo" Pilgrim      25,002,679               112,220                  -
Clifford E. Butler       25,002,989               111,909                  -
David Van Hoose          25,002,993               111,905                  -
Richard A. Cogdill       25,001,804               113,094                  -
Lonnie Ken Pilgrim       25,002,412               112,487                  -
Charles A. Black         25,030,393                84,505                  -
Robert E. Hilgenfeld     25,002,142               112,756                  -
Vance C. Miller          25,030,393                84,505                  -
James G. Vetter          24,665,593               449,305                  -
Donald L. Wass           25,030,393                84,505                  -

Ernst & Young LLP was appointed as the Company's independent auditors with 25,109,716 cast for, 2,969 votes cast against and 2,213 votes withheld.


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