Form 10-K
period 1999-10-02
PILGRIMS PRIDE CORP
filed 1999-11-26
CIK 802481

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


                                 FORM 10-K


             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED OCTOBER 2, 1999

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Registrant's Class B Common Stock, $0.01 par value, and Class A Common Stock, $0.01 par value, held by non-affiliates of the Registrant as of November 22, 1999, was $81,546,439 and $29,796,834 respectively. For purposes of the foregoing calculation only, all directors, executive officers, and 5% beneficial owners have been deemed affiliates.

27,589,250 shares of the Registrant's Class B Common Stock, $.01 par value, were outstanding as of November 22, 1999.

13,794,529 shares of the Registrant's Class A Common Stock, $.01 par value, were outstanding as of November 22, 1999.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's proxy statement for the annual meeting of stockholders to be held February 2, 2000 are incorporated by reference into
Part III.

                          PILGRIM'S PRIDE CORPORATION
                                   FORM 10-K
                               TABLE OF CONTENTS


                                    PART I

                                                                          PAGE
Item 1. Business............................................................ 4
Item 2. Properties..........................................................21
Item 3. Legal Proceedings...................................................23
Item 4. Submission of Matters to a Vote of Security Holders.................23


                                    PART II
Item 5. Market for Registrant's Common Stock and Related Security Holder
        Matters.............................................................24
Item 6. Selected Financial Data.............................................25
Item 7. Management's Discussion and Analysis of Results of Operations and
        Financial Condition.................................................26
Item 7a.Quantitative and Qualitative Disclosures About Market Risk..........31
Item 8. Financial Statements and Supplementary Data (see Index to Financial
        Statements and Schedules below).....................................35
Item 9. Changes in and Disagreements with Accountants on Accounting and
        Financial Disclosure................................................35


                                   PART III
Item 10. Directors and Executive Officers of Registrant.....................36
Item 11. Executive Compensation.............................................36
Item 12. Security Ownership of Certain Beneficial Owners and Management.....36
Item 13. Certain Relationships and Related Transactions.....................36


                                    PART IV
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K....36
Signatures..................................................................41


                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
Report of Ernst & Young LLP--Independent Auditors...........................43
Consolidated Balance Sheets as of October 2, 1999 and September 26, 1998....44
Consolidated Statements of Income (Loss) for the years ended
    October 2, 1999, September 26, 1998 and September 27, 1997..............45
Consolidated Statements of Stockholders' Equity for the years ended
    October 2, 1999, September 26, 1998 and September 27, 1997..............46
Consolidated Statements of Cash Flows for the years ended
 ....October 2, 1999, September 26, 1998 and September 27,1997...............47
Notes to Consolidated Financial Statements..................................48
Schedule II - Valuation and Qualifying Accounts for the years ended
    October 2, 1999, September 26, 1998 and September 27, 1997..............53


                                  PART I

ITEM 1. BUSINESS

GENERAL

     Pilgrim's Pride Corporation (referred to herein as "the Company", "we", "us", "our" and similar terms) is one of the largest producers of prepared and fresh chicken products in North America and has one of the best known brand names in the chicken industry. We are the fourth largest producer of chicken in the United States and the second largest in Mexico. Through vertical integration, we control the breeding, hatching and growing of chickens and the processing, preparation, packaging and sale of our product lines. Our U.S. operations, including U.S. produced chicken products sold for export to Canada, Mexico, Eastern Europe, the Far East and other world markets, accounted for 81.3% of our net sales in fiscal 1999. The remaining 18.7% of our net sales in fiscal 1999 arose from our Mexico operations. In fiscal 1999, we sold 1.8 billion pounds of dressed chicken and generated net sales of $1.4 billion, net income of $65.3 million and earnings before interest, taxes and depreciation ("EBITDA") of $142.3 million.

     Our objectives are to increase sales, profit margins and earnings and outpace the growth of the chicken industry. To achieve these goals, we plan to continue the following strategies:

     - CAPITALIZE ON ATTRACTIVE U.S. PREPARED FOODS MARKET. We focus our U.S. growth initiatives on sales of prepared foods to the foodservice market because this market segment continues to be one of the fastest growing and most profitable segments in the chicken industry. Products sold to this market segment require further processing, which enables us to charge a premium for our products and also reduces the impact of feed ingredient costs on our profitability. Feed ingredient costs typically decrease from approximately 40-50% of total production cost for fresh chicken products to approximately 20-25% for prepared chicken products. Our sales of prepared food products to the foodservice market grew from $241.6 million in fiscal 1995 to $530.3 million in fiscal 1999, a compounded annual growth rate of 21.7%. In addition, these sales increased as a percentage of our total U.S. chicken revenues from 35.9% to 55.1% during the same five-year period.

     - EMPHASIZE CUSTOMER-DRIVEN RESEARCH AND TECHNOLOGY. We have a long-standing reputation for customer-driven research and development in designing new products and implementing advanced processing technology. This enables us to better meet our customers' changing needs for product innovation, consistent quality and cost efficiency. In particular, customer-driven research and development is integral to our growth strategy for the prepared foods market where customers continue to place greater importance on value-added services. Our research and development personnel often work directly with institutional customers in developing products for these customers, which we believe helps promote long-term relationships. Approximately $141.7 million or 21.6% of our sales to foodservice customers in fiscal 1999 consisted of products which we did not sell in fiscal 1995.

     - ENHANCE U.S. FRESH CHICKEN PROFITABILITY THROUGH VALUE-ADDED, BRANDED PRODUCTS. Our U.S. fresh chicken business is an important component of our business and grew from sales of $279.4 million in fiscal 1995 to $286.6 million in fiscal 1999. In addition to maintaining the sales of mature, traditional fresh chicken products, our strategy is to shift the mix of our U.S. fresh chicken products by continuing to increase sales of higher margin, faster growing products, such as marinated chicken and chicken parts. A majority of our fresh chicken products are sold under the Pilgrim's Pride brand name, which is well known in many southwestern markets for quality and freshness.

     - IMPROVE OPERATING EFFICIENCIES AND INCREASE CAPACITY ON A COST-EFFECTIVE BASIS. As production and sales have grown, we have continued to focus on improving operating efficiencies by investing in state-of-the-art technology, processes and training and continuing to implement a total quality management program. Specific initiatives include:

         - standardizing lowest-cost production processes across our various facilities;

         -    centralizing purchasing and other shared services; and

         -    upgrading technology where appropriate.

         We also made cost-effective acquisitions both in the U.S. and Mexico and subsequently increased the capacity and improved the efficiency of the acquired properties. As a result, according to industry data, we have consistently been one of the lowest cost producers of chicken in the U.S., and we also believe we are one of the lowest cost producers of chicken in Mexico.

     - CAPITALIZE ON THE GROWING MEXICAN MARKET. We seek to leverage our leading market position and reputation for freshness and quality in Mexico by focusing on the following four objectives:

         - to be one of the most cost-efficient producers and processors of chicken in Mexico by applying technology and expertise utilized in the U.S.;

         - to continually increase our distribution of higher margin, more value-added products to national retail stores and restaurants;

         - to continue to build and emphasize brand awareness and capitalize on Mexican consumers' preference for branded products and their insistence on freshness and quality; and

         - to ensure that, as Mexican tariffs on imported chicken are eliminated by 2003, a significant portion of the chicken imported from the U.S. will be distributed through our existing and planned distribution facilities. The location of our U.S. operations in the Southwest gives us a strategic advantage to capitalize on any exports of U.S. chicken to Mexico.

     Our chicken products consist primarily of:

        (1) Prepared foods, which are foods such as portion-controlled breast fillets, tenderloins and strips, formed nuggets and patties and bone-in chicken parts. Prepared foods are sold frozen and may be either fully cooked, partially cooked or raw, breaded or non-breaded, pre-marinated or non-marinated.

        (2) Fresh chicken, which is refrigerated (non-frozen) whole or cut-up chicken sold to the foodservice industry either pre-marinated or non-marinated. Fresh chicken also includes prepackaged chicken, which includes various combinations of freshly refrigerated, whole chickens and chicken parts in trays, bags or other consumer packs labeled and priced ready for the retail grocer's fresh meat counter.

        (3) Export and other products, which are parts and whole chicken, either refrigerated or frozen for U.S. export or domestic use. Our Mexico products primarily consist of value-added products such as eviscerated chicken and chicken parts and basic products such as New York dressed (whole chicken with only feathers and blood removed) and live birds.

     Our chicken products are primarily sold to:

        (1) Foodservice customers, which are customers such as chain restaurants, frozen entree producers, institutions and distributors. We sell to our foodservice customers products ranging from portion-controlled refrigerated chicken parts to fully-cooked and frozen, breaded or non-breaded chicken parts or formed products.

        (2) Retail customers, which are customers such as grocery store chains, retail distributors and wholesale clubs. We sell to our retail customers branded, pre-packaged cut-up and whole chicken, and fresh refrigerated whole chickens and chicken parts in trays, bags or other consumer packs.

     The following table sets forth, for the periods since fiscal 1995, net sales attributable to each of our primary product lines and markets served with those products. We based the table on our internal sales reports and their classification of product types and customers.

                                       FISCAL YEAR ENDED
                    Oct. 2,    Sept. 26,    Sept. 27,   Sept. 28,   Sept. 30,
                     1999        1998         1997        1996        1995
                  (53 WEEKS)  (52 WEEKS)   (52 WEEKS)   (52 WEEKS)  (52 WEEKS)
U.S. Chicken Sales:                     (IN THOUSANDS)
  Prepared Foods:
    Food Service  $  530,340  $  420,396   $  348,961   $  305,250  $  241,594
    Retail            28,254      46,400       42,289       43,442      39,071
  Total Prepared
      Foods          558,594     466,796      391,250      348,692     280,665
  Fresh Chicken:
    Food Service     125,395     145,297      174,103      145,377     140,433
    Retail           161,180     162,283      153,554      141,876     138,950
  Total Fresh
      Chicken        286,575     307,580      327,657      287,253     279,383
  Export and Other   118,327     139,976      142,030      140,614     113,414
  Total U.S.
      Chicken        963,496     914,352      860,937      776,559     673,462
Mexico               254,500     278,087      274,997      228,129     159,491
  Total Chicken
      Sales        1,217,996   1,192,439    1,135,934    1,004,688     832,953
Sales of Other U.S.
      Products       139,407     139,106      141,715      134,622      98,853
  Total Net Sales $1,357,403  $1,331,545   $1,277,649   $1,139,310    $931,806

UNITED STATES

     The following table sets forth, since fiscal 1995, the percentage of our net U.S. chicken sales attributable to each of our primary product lines and markets serviced with those products. We based the table and related discussion on our internal sales reports and their classification of product types and customers.

                                           FISCAL YEAR ENDED
                      Oct. 2,    Sept. 26,   Sept. 27,   Sept. 28,   Sept. 30,
                       1999        1998        1997        1996        1995
U.S. Chicken Sales:
  Prepared Foods:
  Foodservice         55.1 %       46.0 %      40.5 %      39.3 %       35.9 %
  Retail               2.9          5.1         4.9         5.6          5.8
      Total Prepared
         Foods        58.0         51.1        45.4        44.9         41.7
  Fresh Chicken:
   Foodservice        13.0         15.9        20.2        18.7         20.9
    Retail            16.7         17.7        17.9        18.3         20.6
      Total Fresh
         Chicken      29.7         33.6        38.1        37.0         41.5
  Export and Other    12.3         15.3        16.5        18.1         16.8
Total U.S. Chicken
    Sales Mix        100.0 %      100.0 %     100.0 %     100.0 %      100.0 %

PRODUCT TYPES

     U.S. PREPARED FOODS OVERVIEW. During fiscal 1999, $558.6 million of our net U.S. chicken sales were in prepared food products to foodservice and retail, as compared to $280.7 million in fiscal 1995. These numbers reflect the strategic focus for our growth. The market for prepared food products has experienced, and we believe that this market will continue to experience, greater growth and higher margins than fresh chicken products. Also, the production and sale in the U.S. of prepared food products reduce the impact of the costs of feed ingredients on our profitability. Feed ingredient costs are the single largest component of our cost of goods sold, representing approximately 30.9% of our U.S. cost of goods sold in fiscal 1999. The production of feed ingredients is positively or negatively affected primarily by weather patterns throughout the world, the global level of supply inventories and the agricultural policies of the United States and foreign governments. As further processing is performed, feed ingredient costs become a decreasing percentage of a product's total production cost, thereby reducing their impact on our profitability.

     We establish prices for our prepared food products based primarily upon perceived value to the customer, production costs and prices of competing products. The majority of these products are sold pursuant to agreements with varying terms that either set a fixed price for the products or set a price according to formulas based on an underlying commodity market, subject in many cases to minimum and maximum prices.

     U.S. FRESH CHICKEN OVERVIEW. Our fresh chicken business is an important component of our sales and has grown from sales of $279.4 million in fiscal 1995 to $286.6 million in fiscal 1999. In addition to maintaining sales of mature, traditional fresh chicken products, our strategy is to shift the mix of our U.S. fresh chicken products by continuing to increase sales of higher margin, faster growing products, such as marinated chicken and chicken parts.

     Most fresh chicken products are sold to established customers based upon certain weekly or monthly market prices reported by the USDA and other public price reporting services, plus a markup, which is dependent upon the customer's location, volume, product specifications and other factors. We believe our practices with respect to sales of fresh chicken are generally consistent with those of our competitors. Prices of these products are negotiated daily or weekly and are generally related to market prices quoted by the USDA or other public reporting services.

     EXPORT AND OTHER OVERVIEW. Our export and other products consist of whole chickens and chicken parts sold primarily in bulk, non-branded form either refrigerated to distributors in the U.S. or frozen for distribution to export markets. In fiscal 1999, approximately $25.3 million of these sales were attributable to exports of U.S. chicken. These exports and other products have historically been characterized by lower prices and greater price volatility than our more value-added product lines.

MARKETS

     U.S. FOODSERVICE. The majority of our U.S. chicken sales are derived from products sold to the foodservice market. This market principally consists of chain restaurants, frozen entree producers, institutions and distributors located throughout the continental United States. We are a major supplier of chicken to Wendy's (TM) and KFC (TM), and in 1998 began selling chicken to Burger King (TM). We supply chicken products ranging from portion-controlled refrigerated chicken parts to fully cooked and frozen, breaded or non-breaded chicken parts or formed products.

     We believe Pilgrim's Pride is well-positioned to be the primary or secondary supplier to many national and international chain restaurants who
require multiple suppliers of chicken products.   Additionally, we are well
suited to be the sole supplier for  many  regional  chain  restaurants.   These
regional chain restaurants often offer better margin opportunities and a growing base of business.

     We believe we have significant competitive strengths in terms of product capability, production capacity, research and development expertise, distribution and marketing experience relative to smaller and to non-vertically integrated producers. As a result of these competitive strengths, our sales to the foodservice market from fiscal 1995 through fiscal 1999 grew at a compounded annual growth rate of 14.5% and represented 59.5% of the net sales of our U.S. operations in fiscal 1999. Based on industry data, we estimate that total industry dollar sales to the foodservice market grew at a compounded annual growth rate of 6.9% during the five calendar year period from 1994 to 1998. According to the FOOD INSTITUTE REPORT, food expenditures on "food-away-from-home" are estimated to increase by a 4.8% compounded annual growth rate from 1999 through 2010 as a result of the growth of quick service restaurants and the continuing trend of consumers spending money on food-away-from-home rather than "food-at-home". Food-away-from-home is projected by THE FOOD INSTITUTE REPORT to account for 53% of total food expenditures by 2010, as compared with 45% in 1998.

     FOODSERVICE--PREPARED FOODS. The majority of our sales to the foodservice market consist of prepared food products. Prepared food sales to the foodservice market were $530.3 million in fiscal 1999 compared to $241.6 million in fiscal 1995, a compounded annual growth rate of approximately 21.7%. We attribute this growth in sales of prepared foods to the foodservice market to a number of factors:

     FIRST, there has been significant growth in the number of foodservice operators offering chicken on their menus and the number of chicken items offered.

     SECOND, foodservice operators are increasingly purchasing prepared chicken products, which allow them to reduce labor costs while providing greater product consistency, quality and variety across all restaurant locations.

     THIRD, there is a strong need among larger foodservice companies for an alternative or additional supplier to our principal competitor in the prepared foods market. A viable alternative supplier must be able to ensure supply, demonstrate innovation and new product development and provide competitive pricing. We have been successful in our objective of becoming the alternative supplier of choice by being the primary or secondary prepared chicken supplier to many large foodservice companies because:
     - we are vertically integrated, giving us control over our supply of chicken and chicken parts;

     - our further processing facilities are particularly well suited to the high volume production runs necessary to meet the capacity and quality requirements of the U.S. foodservice market; and

     - we have established a reputation for dependable quality, highly responsive service and excellent technical support.

     FOURTH,  as  a  result  of  the experience and reputation developed with
     larger  customers,  we have increasingly  become  the  principal   supplier
     to   mid-sized   foodservice  organizations.

     FIFTH, our in-house product development group follows a customer-driven research and development focus designed to develop new products to meet customers' changing needs. Our research and development personnel often work directly with institutional customers in developing products for these customers. Approximately $141.7 million or 21.6% of our sales to foodservice customers in fiscal 1999 consisted of new products which were not sold by us in fiscal 1995.

     SIXTH, we are a leader in utilizing advanced processing technology, which enables us to better meet our customers' needs for product innovation, consistent quality and cost efficiency.

     FOODSERVICE--FRESH CHICKEN. We produce and market fresh, refrigerated chicken for sale to U.S. quick-service restaurant chains, delicatessens and other customers. These chickens have the giblets removed, are usually of specific weight ranges, and are usually pre-cut to customer specifications. They are often marinated to enhance value and product differentiation. By growing and processing to customers' specifications, we are able to assist quick-service restaurant chains in controlling costs and maintaining quality and size consistency of chicken pieces sold to the consumer.

     U.S. RETAIL. The U.S. retail market consists primarily of grocery store chains and retail distributors. We concentrate our efforts in this market on sales of branded, prepackaged cut-up and whole chicken to grocery chains and retail distributors in the midwestern, southwestern and western regions of the United States. This regional marketing focus enables us to develop consumer brand franchises and capitalize on proximity to the trade customer in terms of lower transportation costs, more timely, responsive service, and enhanced product freshness. For a number of years, we have invested in both trade and retail marketing designed to establish high levels of brand name awareness and consumer preferences within these markets.

     We utilize numerous marketing techniques, including advertising, to develop and strengthen trade and consumer awareness and increase brand loyalty for consumer products marketed under the "Pilgrim's Pride" brand. Our founder, Lonnie "Bo" Pilgrim, is the featured spokesman in our television, radio and print advertising, and a trademark cameo of a person in a Pilgrim's hat serves as the logo on all of our primary branded products. As a result of this marketing strategy, Pilgrim's Pride is a well-known brand name in several southwestern markets, including in Dallas/Fort Worth, Houston and San Antonio, Texas, Oklahoma City, Oklahoma, Denver, Colorado, Phoenix, Arizona and Los Angeles and San Diego, California. We believe our efforts to achieve and maintain brand awareness and loyalty help to provide more secure distribution for our products. We also believe our efforts at brand awareness generate greater price premiums than would otherwise be the case in certain southwestern markets. We also maintain an active program to identify consumer preferences. The program primarily consists of testing new product ideas, packaging designs and methods through taste panels and focus groups located in key geographic markets.

     RETAIL--PREPARED FOODS. We sell retail oriented prepared foods primarily to grocery store chains located in the midwestern, southwestern and western regions of the U.S. Being a major, national competitor in retail, branded frozen foods is not a part of our current business strategy. After an absence of several years, we have again begun servicing the wholesale club industry. While traditionally this market segment has been characterized as a "high-volume, low-margin" business, with the recent acquisition of Hudson Foods by Tyson Foods, servicing this market segment has become more attractive. We believe that our growth in this market segment will remain relatively modest, however, as we concentrate our efforts primarily on faster-growing, higher-margin market segments.

     RETAIL--FRESH CHICKEN. Our prepackaged retail products include various combinations of freshly refrigerated, whole chickens and chicken parts in trays, bags or other consumer packs labeled and priced ready for the retail grocer's fresh meat counter. We believe the retail, prepackaged fresh chicken business will continue to be a large and relatively stable market, providing opportunities for product differentiation and regional brand loyalty.

     EXPORT AND OTHER CHICKEN. Our export and other products consist of whole chickens and chicken parts sold primarily in bulk, non-branded form either refrigerated to distributors in the U.S. or frozen for distribution to export markets. In recent years, we have de-emphasized our marketing of bulk-packaged chicken in the U.S. in favor of more value-added products and export opportunities. In the U.S., prices of these products are negotiated daily or weekly and are generally related to market prices quoted by the USDA or other public price reporting services. We also sell U.S.-produced chicken products for export to Canada, Mexico, Eastern Europe, the Far East and other world markets. Due to U.S. consumers' preference for a chicken's white meat, the U.S. chicken industry has traditionally targeted international markets to generate sales for a chicken's dark meat. We have also begun selling prepared food products for export to the international divisions of our U.S. chain restaurant customers. We believe that U.S. chicken exports will continue to grow as worldwide demand for high-grade, low-cost protein sources increases. We also believe that worldwide demand for higher margin prepared food products will increase over the next five years. Accordingly, we believe we are well positioned to capitalize on such growth.

     OTHER U.S. PRODUCTS. We market fresh eggs under the Pilgrim's Pride brand name as well as private labels in various sizes of cartons and flats to U.S. retail grocery and institutional foodservice customers located primarily in Texas. We have a housing capacity for approximately 2.3 million commercial egg laying hens which can produce approximately 41 million dozen eggs annually. U.S. egg prices are determined weekly based upon reported market prices. The U.S. egg industry has been consolidating over the last few years, with the 25 largest producers accounting for more than 54% of the total number of egg laying hens in service during 1999. We compete with other U.S. egg producers primarily on the basis of product quality, reliability, price and customer service. According to an industry publication, Pilgrim's Pride is the thirty-seventh largest producer of eggs in the United States.

     In 1997, we introduced a high-nutrient egg called EggsPlus (TM). This egg contains high levels of Omega-3 and Omega-6 fatty acids along with Vitamin E, making the egg a heart-friendly product. Our marketing of EggsPlus (TM) has received national recognition for our progress in being an innovator in the "functional foods" category.

    We also convert chicken by-products into protein products primarily for sale to manufacturers of pet foods. In addition, we produce and sell livestock feeds at our feed mills in Pittsburg and Mt. Pleasant, Texas and at our farm supply store in Pittsburg, Texas to dairy farmers and livestock producers in northeastern Texas.

     TOTAL QUALITY MANAGEMENT AND PRODUCTIVITY IMPROVEMENTS. Beginning in 1991, we implemented a total quality management program to increase the emphasis by all of our employees on maintaining the highest quality products and lowest cost production. The successful implementation of these initiatives for a company with a size of production base and the number of employees such as we have usually takes several years. As this new management culture has become more entrenched within Pilgrim's Pride, we have begun to experience significant gains resulting from these efforts. For example, cross-
geographical business process teams have been formed and are producing significant gains in performance characteristics. The gains range from waste reductions to process yield improvements resulting in annualized cost savings in excess of $25.0 million. Additionally, in fiscal 1999, centralizing purchasing and combining our purchasing power across company locations has successfully reduced the cost of procured materials by more than $4.0 million. We have also employed new technology to consolidate administrative support activities such as accounts payable processing, treasury management and accounts receivable management. This consolidation has reduced the transaction costs of providing these services.

MEXICO

BACKGROUND

     The Mexican market represented approximately 18.7% of our net sales in 1999. We entered the Mexican market in 1979 by seasonally selling eggs to the Mexican government. Recognizing favorable long-term demographic trends and improving economic conditions in Mexico, we began exploring opportunities to produce and market chicken in Mexico. In fiscal 1988, we acquired four vertically integrated chicken production operations in Mexico for approximately $15.1 million. From fiscal 1988 through fiscal 1999, we made acquisitions and capital expenditures in Mexico totaling $188.7 million to expand and improve these operations. As a result of these expenditures, we have increased weekly production in our Mexican operations by over 400% since our original investment in fiscal 1988. We are now the second largest producer of chicken in Mexico. We believe our facilities are among the most technologically advanced in Mexico and that we are one of the lowest cost producers of chicken in Mexico.

PRODUCT TYPES

     While the market for chicken products in Mexico is less developed than in the United States, with sales attributed to fewer, more basic products, the market for value-added products is increasing. Our strategy is to lead this trend. The products currently sold by us in Mexico consist primarily of value-added products such as eviscerated chicken and chicken parts and basic products such as New York dressed (whole chickens with only feathers and blood removed) and live birds. We have increased our sales of value-added products, primarily through national retail chains and restaurants, and it is our business strategy to continue to do so. In addition, we remain opportunistic, utilizing our low cost production to enter markets where profitable opportunities exist. For example, we have increased our sales of live birds since 1994, as many smaller producers exited this segment of the business as a result of the recession in Mexico in 1995 and 1996.

MARKETS

     We sell our Mexico chicken products primarily to large wholesalers and retailers. Our customer base in Mexico covers a broad geographic area from Mexico City, the capital of Mexico with a population estimated to be over 20 million, to Saltillo, the capital of the State of Coahuila, about 500 miles north of Mexico City, and from Tampico on the Gulf of Mexico to Acapulco on the Pacific, which region includes the cities of San Luis Potosi and Queretaro, capitals of the states of the same name.

COMPETITION

     The chicken industry is highly competitive and some of our competitors have greater financial and marketing resources than we do. In the United States and Mexico, we compete principally with other vertically integrated chicken companies.

     In general, the competitive factors in the U.S. chicken industry include price, product quality, product development, brand identification, breadth of product line and customer service. Competitive factors vary by major market. In the foodservice market, competition is based on consistent quality, product development, service and price. In the U.S. retail market, we believe that product quality, brand awareness and customer service are the primary bases of competition. There is some competition with non-vertically integrated further processors in the U.S. prepared food business. We believe we have significant, long-term cost and quality advantages over non-vertically integrated further processors.

     In Mexico, where product differentiation has traditionally been limited, product quality and price have been the most critical competitive factors. The North American Free Trade Agreement, which went into effect on January 1, 1994, requires annual reductions in tariffs for chicken and chicken products in order to eliminate those tariffs by January 1, 2003. As those tariffs are reduced, increased competition from chicken imported into Mexico from the U.S. may have a material adverse effect on the Mexican chicken industry in general, or on our Mexican operations in particular.

     While the extent of the impact of the elimination of tariffs is uncertain, we believe we are uniquely positioned to benefit from this elimination for two reasons. First, we have an extensive distribution network in Mexico which distributes products to 19 of the 32 Mexican states, encompassing approximately 74% of the total population of Mexico. We believe this distribution network will be an important asset in distributing our own U.S.-produced chicken. Second, we have the largest U.S. production and distribution capacities near the Mexican border, which will provide us with cost advantages in exporting U.S. chicken into Mexico. These facilities include our processing facilities in Mt. Pleasant, Pittsburg, Lufkin, Nacogdoches, Dallas and Waco, Texas, and distribution facilities in San Antonio and El Paso, Texas and Phoenix, Arizona.

OTHER ACTIVITIES

     We have regional distribution centers located in Arlington, El Paso, Mt. Pleasant and San Antonio, Texas; Phoenix, Arizona; and Oklahoma City, Oklahoma that distribute our own poultry products along with certain poultry and non-poultry products purchased from third parties to independent grocers and quick service restaurants. Our non-poultry distribution business is conducted as an accommodation to our customers and to achieve greater economies of scale in distribution logistics. The store-door delivery capabilities for our own poultry products provide a strategic service advantage in selling to quick service, national chain restaurants.

REGULATION

     The chicken industry is subject to government regulation, particularly in the health and environmental areas, including provisions relating to the discharge of materials into the environment, by the Centers for Disease Control, the United States Department of Agriculture, the Food and Drug Administration and the Environmental Protection Agency in the United States and by similar governmental agencies in Mexico. Our chicken processing facilities in the U.S. are subject to on-site examination, inspection and regulation by the USDA. The FDA inspects the production of our feed mills in the U.S. Our Mexican food processing facilities and feed mills are subject to on-site examination, inspection and regulation by a Mexican governmental agency, which performs functions similar to those performed by the USDA and FDA. Since commencement of operations by our predecessor in 1946, compliance with applicable regulations has not had a material adverse effect upon our earnings or competitive position and such compliance is not anticipated to have a materially adverse effect in the future. We believe that we are in substantial compliance with all applicable laws and regulations relating to the operations of our facilities.

     We anticipate increased regulation by the USDA concerning food safety, by the FDA concerning the use of medications in feed and by the Texas Natural Resources and Conservation Commission, the Arkansas State Veterinarian Office and the EPA concerning the disposal of chicken by-products and wastewater discharges. Although we do not anticipate any regulations having a material adverse effect upon us, we can give no assurance that such regulations will not have such a material adverse effect.

EMPLOYEES AND LABOR RELATIONS

     As of November 23, 1999 we employed approximately 11,200 persons in the U.S. and 3,950 persons in Mexico. Approximately 2,000 employees at our Lufkin and Nacogdoches, Texas facilities are members of collective bargaining units represented by the United Food and Commercial Workers Union. None of our other U.S. employees have union representation. Collective bargaining agreements with the United Food and Commercial Workers Union expire on August 10, 2001 with respect to our Lufkin employees and on October 6, 2001 with respect to our Nacogdoches employees. We believe that the terms of each of these agreements are no more favorable than those provided to our non-union U.S. employees. In Mexico, most of our hourly employees are covered by collective bargaining agreements, as most employees in Mexico are. We have not experienced any work stoppage since a two-day work stoppage at our Lufkin facility in May 1993, and we believe our relations with our employees are satisfactory.

FORWARD-LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by (or on behalf of) the Company. Except for historical information contained herein, Management's Discussion and Analysis of Results of Operations and Financial Condition and statements included in Business elsewhere in this Form 10-K are forward-looking statements that are dependent upon a number of risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statement. These risks and uncertainties include changes in commodity prices of feed ingredients and chicken, the Company's substantial indebtedness, risks associated with the Company's foreign operations, including currency exchange rate fluctuations, trade barriers, exchange controls, expropriation and changes in laws and practices, the impact of current and future laws and regulations, the impact of the year 2000 and the other risks described in the Company's SEC filings. The Company does not intend to provide updated information about the matters referred to in these forward looking statements, other than in the context of Management's Discussion and Analysis of Results of Operations and Financial Condition and other disclosures in the Company's SEC filings.

DIRECTORS AND EXECUTIVE OFFICERS

     Set forth below is certain information relating to our current directors and executive officers:

EXECUTIVE OFFICERS OF THE COMPANY      AGE             POSITIONS

Lonnie "Bo" Pilgrim (1)                 71      Chairman of the Board

Clifford E. Butler                      57      Vice Chairman of the Board

David Van Hoose                         58      Chief Executive Officer
                                                President
                                                Chief Operating Officer
                                                Director
                                                (Principal Executive Officer)

Richard A. Cogdill                      39      Executive Vice President
                                                Chief Financial Officer
                                                Secretary and Treasurer
                                                Director
                                                (Principal Financial and
                                                   Accounting Officer)

O.B. Goolsby, Jr.                       52      Executive Vice President
                                                Prepared Foods Complexes

Robert L. Hendrix                       63      Executive Vice President
                                                Growout and Processing

Michael J. Murray                       41      Executive Vice President
                                                Sales and Marketing and
                                                   Distribution

Randy P. Stroud                         44      Executive Vice President
                                                Mexican Operations

Ray Gameson                             51      Senior Vice President
                                                Human Resources

David Hand                              42      Senior Vice President
                                                Sales and Marketing
                                                Retail and Fresh Products

Michael D. Martin                      45       Senior Vice President
                                                Complex Manager
                                                DeQueen and Nashville
                                                Arkansas Complex

James J. Miner, Ph.D.                  71       Senior Vice President
                                                Technical Services

Robert N. Palm                         56       Senior Vice President
                                                Complex Manager
                                                Lufkin/Nacogdoches and Center
                                                Texas Complex

Lonnie Ken Pilgrim (1)                 41       Senior Vice President
                                                Director of Transportation
                                                Director

CHARLES L. BLACK (1) (2)               70       DIRECTOR

ROBERT E. HILGENFELD (1) (2)           74       DIRECTOR

VANCE C. MILLER, SR. (1) (2)           65       DIRECTOR

JAMES G. VETTER, JR. (1) (2)           65       DIRECTOR

DONALD L. WASS, PH.D. (1) (2)          67       DIRECTOR
_________
     (1)   MEMBER OF THE COMPENSATION COMMITTEE
     (2)   MEMBER OF THE AUDIT COMMITTEE

     LONNIE "BO" PILGRIM has served as Chairman of the Board since the organization of Pilgrim's Pride in July 1968. He was previously Chief Executive Officer from July 1968 to June 1998. Prior to the incorporation of Pilgrim's Pride, Mr. Pilgrim was a partner in its predecessor partnership business founded in 1946.

     CLIFFORD E. BUTLER serves as Vice Chairman of the Board. He joined us as Controller and Director in 1969, was named Senior Vice President of Finance in 1973, became Chief Financial Officer and Vice Chairman of the board in July 1983, became Executive President in January 1997 and served in such capacity through July 1998 and continues to serve as Vice Chairman of the Board.

     DAVID VAN HOOSE serves as Chief Executive Officer, President and Chief Operating Officer, (Principal Executive Officer) of Pilgrim's Pride. He became a Director in July 1998. He was named Chief Executive Officer and Chief Operating Officer in June 1998 and President in July 1998. He was previously President of Mexico Operations from April 1993 to June 1998 and Senior Vice President, Director General, Mexico Operations from August 1990 to April 1993. Mr. Van Hoose was employed by us in September 1988 as Senior Vice President, Texas Processing. Prior to that, Mr. Van Hoose was employed by Cargill, Inc., as General Manager of one of its chicken operations.

     RICHARD A. COGDILL has served as Executive Vice President, Chief Financial Officer, Secretary and Treasurer, (Principal Financial and Accounting Officer) since January 1997. He became a Director in September 1998. Previously he served as Senior Vice President, Corporate Controller, from August 1992 through December 1996 and as Vice President, Corporate Controller from October 1991 through August 1992. Prior to October 1991 he was a Senior Manager with Ernst & Young LLP. He is a Certified Public Accountant.

     O.B. GOOLSBY, JR. has served as Executive Vice President, Prepared Foods Operations since June 1998. He was previously Senior Vice President, Prepared Foods Operations from August 1992 to June 1998 and Vice President, Prepared Foods Operations from April 1986 to August 1992 and was previously employed by us from November 1969 to January 1981.

     ROBERT L. HENDRIX has been Executive Vice President, Grow-Out and Processing, of Pilgrim's Pride since March 1994. He was a Director from March 1994 to September 1998. Prior to that he served as Senior Vice President, NETEX Processing from August 1992 to March 1994 and as President and Chief of Complex Operations from September 1988 to March 1992. He was on leave from the Company from March 1992 to August 1992. From July 1983 to March 1992 he served as a Director. He was President and Chief Operating Officer of Pilgrim's Pride from July 1983 to September 1988. He joined us as Senior Vice President in September 1981 when Pilgrim's Pride acquired Mountaire Corporation of DeQueen, Arkansas, and, prior thereto, he was Vice President of Mountaire Corporation.

     MICHAEL J. MURRAY has been Executive Vice President, Sales & Marketing and Distribution since June 1998. He previously served as Senior Vice President, Sales & Marketing, Prepared Foods from October 1994 to June 1998 and as Vice President of Sales and Marketing, Food Service from August 1993 to October 1994. From 1990 to July 1993, he was employed by Cargill, Inc. Prior to that, from March 1987 to 1990 he was employed by us as a Vice President for sales and marketing and prior thereto, he was employed by Tyson Foods, Inc.

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

     RAY GAMESON has been Senior Vice President, Human Resources since October 1994. He previously served as Vice President of Human Resources since August 1993. From December 1991 to July 1993, he was employed by Townsends, Inc. and served as Complex Human Resource, Manager. Prior to that, he was employed by us as Complex Human Resource, Manager, at our Mt. Pleasant, Texas location.

     DAVID HAND has served as Senior Vice President of Sales and Marketing, Retail and Fresh Products since January 1998. Previously he was Vice President of Commodity and Export Sales from November 1996 to June 1998. Prior to that he was Director of Commodity and Export Sales from October 1992 to November 1996. He joined Pilgrim's Pride in June 1990 and was Export Sales Manager from June 1990 to October 1992. Prior to that he was President of Plantation Marketing and was with ConAgra from 1979 to 1986.

     MICHAEL D. MARTIN has been Senior Vice President, DeQueen, Arkansas Complex Manager since April 1993. He previously served as Plant Manager at our Lufkin, Texas operations and Vice President, Processing, at our Mt. Pleasant, Texas, operations up to April 1993. He has served in various other operating management positions in the Arkansas Complex since September 1981. Prior to that, he was employed by Mountaire Corporation of DeQueen, Arkansas, until it was acquired by the Company in September 1981.

     JAMES J. MINER, PH.D., has been Senior Vice President, Technical Services, since April 1994. He has been employed by Pilgrim's Pride and its predecessor partnership since 1966 and served as Senior Vice President responsible for live production and feed nutrition from 1968 to April 1994. He was a Director from the incorporation of the Company in 1968 through September 1998.

     ROBERT N. PALM has been Senior Vice President, Lufkin, Nacogdoches and Center, Texas Complex since June 1985 and was previously employed in various operating management positions by Plus-Tex Poultry, Inc., a Lufkin, Texas based company acquired by Pilgrim's Pride in June 1985.

     LONNIE KEN PILGRIM has been employed by the Company since 1977 and has been Senior Vice President, Transportation since August 1997. Prior to that he served as the Vice President, Director of Transportation. He has been a member of the Board of Directors since March 1985. He is a son of Lonnie "Bo" Pilgrim.

     CHARLES L. BLACK was Senior Vice President, Branch President of NationsBank, Mt. Pleasant, Texas, from December 1981 to his retirement in February 1995. He previously was a Director of Pilgrim's Pride from 1968 to August 1992 and has served as a director since his re-election in February 1995.

     ROBERT E. HILGENFELD was elected a Director in September 1986. Mr. Hilgenfeld was a Senior Vice President, Marketing/Processing for us from 1969 to 1972 and for seventeen years prior to that worked in various sales and management positions for the Quaker Oat Company. From 1972 until April 1986, he was employed by Church's Fried Chicken Company ("Church's") as Vice President-Purchasing Group, Vice President and Senior Vice President. He was elected a Director of Church's in 1985 and retired from Church's in April 1986. Since retirement he has served as a consultant to various companies including Pilgrim's Pride.

     VANCE C. MILLER, SR. was elected a Director in September 1986. Mr. Miller has been Chairman of Vance C. Miller Interests, a real estate development company formed in 1977 and has served as the Chairman of the Board and Chief Executive Officer of Henry S. Miller Cos., a Dallas, Texas real estate services firm since 1991. Mr. Miller also serves as a director of Resurgence Properties, Inc.

     JAMES G. VETTER, JR. has practiced law in Dallas, Texas since 1966. He is a shareholder of the Dallas law firm of Godwin, White & Gruber, P.C., (formerly Godwin & Carlton, P.C.) and has served as general counsel and a Director since 1981. Mr. Vetter is a Board Certified-Tax Law Specialist and serves as a lecturer and author in tax matters.

     DONALD L. WASS, Ph.D. was elected a Director of the Company in May 1987. He has been President of the William Oncken Company of Texas, a time management consulting company, since 1970.

ITEM 2. PROPERTIES

BREEDING AND HATCHING

     We supply all of our chicks in the U.S. by producing our own hatching eggs from domestic breeder flocks in the U.S. These flocks are owned by us, and approximately 19.0% of them are maintained on 41 company-owned breeder farms. In the U.S., we currently own or contract for approximately 10.4 million square feet of breeder housing on approximately 274 breeder farms. In Mexico, all of our breeder flocks are maintained on company-owned farms totaling approximately
3.5 million square feet.

     We own seven hatcheries in the United States. These hatcheries are located in Nacogdoches, Center and Pittsburg, Texas, and DeQueen and Nashville, Arkansas, where eggs are incubated and hatched in a process requiring 21 days. Once hatched, the day-old chicks are inspected and vaccinated against common poultry diseases and transported by our vehicles to grow-out farms. Our seven hatcheries in the U.S. have an aggregate production capacity of approximately
10.2 million chicks per week. In Mexico, we own seven hatcheries, which have an aggregate production capacity of approximately 3.3 million chicks per week.

GROW-OUT

     We place our U.S. grown chicks on contract grow-out farms located in Texas, Arkansas and Oklahoma, some of which are owned by our affiliates. These contract grow-out farms contain approximately 3,985 chicken houses with approximately 53.4 million square feet of growing facilities. Additionally, we own and operate grow-out farms containing approximately 390 chicken houses with approximately 4.4 million square feet of growing facilities in the U.S., which account for approximately 7.6% of our total annual U.S. chicken capacity. On the contracted grow-out farms, the farmers provide the facilities, utilities and labor; we supply the chicks, the feed and all veterinary and technical services. Contract grow-out farmers are paid based on live weight under an incentive arrangement. In Mexico, we place our grown chicks on contract grow-out farms containing approximately 844 chicken houses with approximately 10.9 million square feet of growing facilities. Additionally, we own and operate grow-out farms containing approximately 523 chicken houses with approximately
7.9 million square feet of growing facilities in Mexico, which account for approximately 42.0% of our total annual Mexican chicken capacity. Arrangements with independent farmers in Mexico are similar to our arrangements with contractors in the United States.

FEED MILLS

     An important factor in the production of chicken is the rate at which feed is converted into body weight. The quality and composition of the feed is critical to the conversion rate. Accordingly, we formulate and produce our own feed. We purchase feed ingredients on the open market. The primary feed ingredients include corn, milo and soybean meal, which historically have been the largest components of our total production costs. In the U.S., we operate seven feed mills located in Nacogdoches, Mt. Pleasant, Tenaha and Pittsburg, Texas and Nashville and Hope, Arkansas. In the U.S., we currently have annual feed requirements of approximately 2.4 million tons and the capacity to produce approximately 4.2 million tons. We own four feed mills in Mexico, which produce all of the requirements of our Mexico operations. Mexico's annual feed requirements are approximately 0.7 million tons with a capacity to produce approximately 0.9 million tons. In fiscal 1999, approximately 26% of the feed ingredients used by us in Mexico were imported from the United States, but this percentage fluctuates based on the availability and cost of local feed ingredient supplies.

PROCESSING

     Once the chickens reach processing weight, they are transported in our trucks to our processing plants. These plants utilize modern, highly automated equipment to process and package the chickens. We periodically review possible application of new processing technologies in order to enhance productivity and reduce costs. Our six U.S. processing plants, two of which are located in Mt. Pleasant, Texas, and the remainder of which are located in Dallas, Nacogdoches and Lufkin, Texas, and DeQueen, Arkansas, have the capacity, under present USDA inspection procedures, to slaughter approximately 8.2 million head of chicken per week, assuming a five-day work week. Our three processing plants located in Mexico have the capacity to slaughter approximately 2.6 million head of chicken per week, assuming a six-day work week, which is typical in Mexico.

PREPARED FOODS PLANT

     Our prepared foods plant in Mt. Pleasant, Texas was constructed in 1986 and has been expanded significantly since that time. This facility has deboning lines, marination systems, batter/breading systems, fryers, ovens, both mechanical and cryogenic freezers, a variety of packaging systems and cold storage. This plant is currently operating at the equivalent of two shifts a day for six days a week. If necessary, we could add additional shifts during the seventh day of the week. We completed construction of a new prepared foods facility at our Dallas, Texas location during the first quarter of fiscal 1998. The Dallas, Texas facility is functionally equivalent to the Mt. Pleasant, Texas facility. During the first calendar quarter of 1999, we acquired a prepared foods plant in Waco, Texas from Plantation Foods, Inc. The Waco, Texas facility is functionally equivalent to the Mt. Pleasant and Dallas, Texas facilities.

EGG PRODUCTION

     We produce table eggs at three farms near Pittsburg, Texas. One farm is owned by us, while two farms are operated under contract by an entity owned by our major stockholder. The eggs are cleaned, sized, graded and packaged for shipment at processing facilities located on the egg farms. The farms have a housing capacity for approximately 2.3 million producing hens and are currently housing approximately 2.0 million hens.



OTHER FACILITIES AND INFORMATION

     We operate a rendering plant located in Mt. Pleasant, Texas. The rendering plant currently processes by-products from approximately 8.9 million chickens weekly into protein products. These products are used in the manufacture of chicken and livestock feed and pet foods. We operate a commercial feed mill in Mt. Pleasant, Texas which produces various bulk and sacked livestock feed, which are sold to area dairies, ranches and farms. We also operate a feed supply store in Pittsburg, Texas, from which we sell various bulk and sacked livestock feed products, a majority of which is produced in our Mt. Pleasant commercial feed mill. We own an office building in Pittsburg, Texas, which houses our executive offices, and an office building in Mexico City, which houses our Mexican marketing offices.

     Substantially all of our U.S. property, plant and equipment is pledged as collateral on our secured debt.

ITEM 3. LEGAL PROCEEDINGS

     From time to time we are named as a defendant or co-defendant in lawsuits arising in the course of our business. We do not believe that such pending lawsuits will have a material adverse impact on us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

                                    PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

      QUARTERLY STOCK PRICES AND DIVIDENDS
      High and low sales prices of and dividends on the Company's Class B and Class A common stock for the periods indicated (as adjusted for the June 30, 1999 stock dividend referred to in Note F of the Consolidated Financial Statements) were:

                             Prices             Prices
                              1999               1998              DIVIDENDS
      QUARTER            HIGH        LOW   HIGH       LOW        1999    1998

      Class B Common Stock
      First            $16 1/16 $11 5/16   $11 1/16  $ 8 1/2      $.01   $.01
      Second            15  7/8  10 9/16    10 9/16    7 3/16      .01    .01
      Third             20        9 7/8     13 1/8     9 3/16      .01    .01
      Fourth            16 5/16   6 1/4     16 1/16   12 3/16      .01    .01

      Class A Common Stock
      First             N/A       N/A       N/A       N/A          N/A    N/A
      Second            N/A       N/A       N/A       N/A          N/A    N/A
      Third             N/A       N/A       N/A       N/A          N/A    N/A
      Fourth(1)        $14 3/4  $ 4 5/8     N/A       N/A          N/A    N/A

  (1) On July 2, 1999,  the  Company's board of directors declared a dividend of one share of the Company's Class A common stock for every two shares
      of the Company's Class B  common  stock.   The  additional  shares were
      issued  on  July  30,  1999.   The prices listed above are adjusted  to
      reflect such dividend.  Please refer  to  Note  F  of  the Consolidated
      Financial Statements for more information regarding the stock dividend.

The Company's Class B common stock (ticker symbol "CHX") and Class  A  common stock (ticker symbol "CHX.A") are traded on the New York Stock Exchange.  The
Company   estimates  there  were  approximately  13,400  and  12,800  holders
(including  individual  participants  in  security  position listings) of the
Company's Class B and Class A common stock, respectively,  as of November 22,
1999.   See  Note  F--Common  Stock,  of the Notes to Consolidated  Financial
Statements for additional discussion of the Company's common stock.

















ITEM 6.  SELECTED FINANCIAL DATA

Selected Financial Data
Pilgrim's Pride Corporation


(IN THOUSANDS, EXCEPT PER SHARE DATA)          TEN YEARS ENDED OCTOBER 2, 1999
                        1999(a)     1998       1997       1996        1995
Income Statement Data:

Net sales            $1,357,403 $1,331,545 $1,277,649 $1,139,310    $931,806
Gross margin            185,708    136,103    114,467     70,640      74,144
Operating income (loss) 109,504     77,256     63,894     21,504(b)   24,930(b)
Income (loss) before
  income taxes and
  extraordinary charge   90,904     56,522     43,824         47       2,091
Income tax expense
  (benefit) (c)          25,651      6,512      2,788      4,551      10,058
Income (loss) before
  extraordinary charge   65,253     50,010     41,036     (4,504)     (7,967)
Extraordinary charge -
  early repayment of debt,
  net of tax                 --         --         --     (2,780)          --
Net income (loss)        65,253     50,010     41,036     (7,284)     (7,967)

Per Common Share Data: (d)
Income (loss) before
  extraordinary charge  $  1.58    $  1.21    $  0.99   $  (0.11)   $   (0.19)
Extraordinary charge -
  early repayment of debt    --         --         --      (0.07)          --
Net income (loss)          1.58       1.21       0.99      (0.18)       (0.19)
Cash dividends            0.045       0.04       0.04       0.04         0.04
Book value                 7.11       5.58       4.41       3.46         3.67

Balance Sheet Summary:
Working captial        $154,242 $  147,040 $  133,542   $ 88,455    $  88,395
Total assets            655,762    601,439    579,124    536,722      497,604
Notes payable and current
  maturities of
  long-term debt          4,353      5,889     11,596     35,850       18,187
Long-term debt, less
  current maturities    183,753    199,784    224,743    198,334      182,988
Total stockholders'
  equity                294,259    230,871    182,516    143,135      152,074

Key Indicators (as a percentage of net sales):
Gross Margin              13.7%      10.2%       9.0%       6.2%         8.0%
Selling, general and
  administrative expenses  5.6%       4.4%       4.0%       4.3%         5.3%
Operating income (loss)    8.1%       5.8%       5.0%       1.9%         2.7%
Interest expense, net      1.3%       1.5%       1.7%       1.9%         1.9%
Net income (loss)          4.8%       3.8%       3.2%      (0.6%)       (0.9%)



(IN THOUSANDS, EXCEPT PER SHARE DATA)          TEN YEARS ENDED OCTOBER 2, 1999

                       1994       1993(a)      1992        1991         1990
Income Statement Data:

Net Sales            $922,609    $887,843    $817,361    $786,651     $720,555
Gross Margin          110,827     106,036      32,802      75,567       74,190
Operating income
   (loss)              59,698      56,345     (12,475)     31,039       33,379
Income (loss) before income
   taxes and extraordinary
   charge              42,448      32,838     (33,712)     12,235       20,463
Income tax expense
   (benefit) (c)       11,390      10,543      (4,048)        (59)       4,826
Income (loss)
   before extraordinary
   charge              31,058      22,295     (29,664)     12,294       15,637
Extraordinary charge-
   early repayment of
   debt, net of tax        --      (1,286)         --          --           --
Net income (loss)      31,058      21,009     (29,664)     12,294       15,637

Per Common Share Data (d)
Income (loss)
   before extraordinary
   charge            $   0.75    $   0.51    $  (0.83)   $   0.36     $   0.46
Extraordinary charge-
   early repayment of
   debt, net of tax        --       (0.03)         --          --          --
Net income (loss)        0.75        0.51       (0.83)       0.36         0.46
Cash dividneds           0.04        0.02        0.04        0.04         0.04
Book value               3.91        3.20        2.71        2.72         2.45

Balance Sheet Summary:
Working capital      $ 99,724    $ 72,688    $ 11,227    $ 44,882     $ 54,161
Total assets          438,683     422,846     434,566     428,090      379,694
Notes payable and
   current maturities of
   long-term debt       4,493      25,643      86,424      44,756       30,351
Long-term debt, less
   current maturities 152,631     159,554     131,534     175,776      154,227
Total stockholders'
   equity             161,696     132,293     112,112     112,353      101,414

Key Indicators (as a percentage of net sales):
Gross margin             12.0%       11.9%        4.0%        9.6%        10.3%
Selling, general and
   administrative
   expenses               5.5%        5.6%        5.7%        5.7%         5.7%
Operating income (loss)   6.5%        6.3%       (1.6%)       3.9%         4.6%
Interest expense, net     2.1%        2.9%        2.8%        2.5%         2.3%
Net income (loss)         3.4%        2.4%       (3.6%)       1.6%         2.2%


(a) Fiscal 1999 and 1993 had 53 weeks.
(b) In addition to foreign exchange losses, the peso decline and the related economic recession in Mexico contributed significantly to the operating losses experienced by the Company's Mexico Operations of $8.2 million and $17.0 million for fiscal years 1996 and 1995, respectively.
(c) The Company does not include income or losses from its Mexico Operations in its determination of taxable income for U.S. income tax purposes based upon its determination that such earnings will be indefinitely reinvested in Mexico. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note D of the Consolidated Financial Statements of the Company.
(d) Historical per share amounts have been restated to give effect to a stock dividend issued on July 30, 1999. See Note F of the Consolidated Financial Statements of the Company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

GENERAL

      Profitability in the chicken industry can be materially affected by the commodity prices of chicken, chicken parts and feed ingredients. Those commodity prices are determined largely by supply and demand. As a result, the chicken industry as a whole has been characterized by cyclical earnings. These cyclical fluctuations in earnings of individual chicken companies can be mitigated somewhat by:

     -   Business strategy;
     -   Product mix;
     -   Sales and marketing plans; and
     -   Operating efficiencies.

     In an effort to reduce price volatility and to generate higher, more consistent profit margins, we have concentrated on the production and marketing of prepared food products. Prepared food products generally have higher profit margins than our other products. Also, the production and sale in the U.S. of prepared food products reduces the impact of the costs of feed ingredients on our profitability. Feed ingredient purchases are the single largest component of our cost of goods sold, representing approximately 30.9% of our cost of goods sold in 1999. The production of feed ingredients is positively or negatively affected primarily by weather patterns throughout the world, the global level of supply inventories and the agricultural policies of the United States and foreign governments. As further processing is performed, feed ingredient costs become a decreasing percentage of a product's total production costs, thereby reducing their impact on our profitability.

The following table presents certain information regarding the Company's U.S. and Mexico operations.









                                          FISCAL YEAR ENDED
                       October 2, 1999    September 26, 1998 September 27,1997
                         (53 weeks)           (52 weeks)         (52 weeks)
                                            (in thousands)
Sales to unaffiliated customers:
      United States      $1,102,903        $1,053,458            $1,002,652
      Mexico                254,500           278,087               274,997
Total sales to
  unaffiliated customers $1,357,403        $1,331,545            $1,277,649

Operating income:
   United States         $   88,177        $   36,279            $   29,321
   Mexico                    21,327            40,977                34,573
Total operating income   $  109,504        $   77,256            $   63,894

The following table presents certain items as a percentage of net sales for the periods indicated:

                             1999                 1998                 1997
Net sales                    100.0 %              100.0 %             100.0 %
Cost of sales                 86.3                 89.8                91.0
Gross profit                  13.7                 10.2                 9.0
Selling, general and
   administrative expense      5.6                  4.4                 4.0
Operating income               8.1                  5.8                 5.0
Interest expense, net          1.3                  1.5                 1.7
Income before income taxes     6.7                  4.2                 3.4
Net income                     4.8                  3.8                 3.2

Results of Operations

FISCAL 1999 COMPARED TO FISCAL 1998:

     Our accounting cycle resulted in 53 weeks of operations in fiscal 1999 compared to 52 weeks in fiscal 1998.

     NET SALES. Consolidated net sales were $1.36 billion for fiscal 1999, an increase of $25.9 million, or 1.9% from fiscal 1998. The increase in consolidated net sales resulted from a $49.1 million increase in U.S. chicken sales to $963.5 million and by a $0.4 million increase of sales of other U.S. products to $139.4 million offset by a $23.6 million decrease in Mexico chicken sales to $254.5 million. The increase in U.S. chicken sales was primarily due to an 8.7% increase in dressed pounds produced and partially offset by a 3.0% decrease in total revenue per dressed pound. The decrease in Mexico chicken sales was primarily due to a 19.6% decrease in revenue per dressed pound partially offset by a 13.9% increase in dressed pounds sold.

     COST OF SALES. Consolidated cost of sales was $1.2 billion in fiscal 1999, a decrease of $23.7 million, or 2.0% compared to fiscal 1998. The decrease resulted primarily from an $18.4 million decrease in the cost of sales of U.S. operations and by a $5.3 million decrease in the cost of sales in Mexico operations. The cost of sales decrease in U.S. operations of $18.4 million was due primarily to a 22.1% decrease in feed ingredients cost per pound partially offset by an 8.7% increase in dressed pounds produced.

     The $5.3 million cost of sales decrease in Mexico operations was primarily due to a 15.4% decrease in feed ingredient costs per pound offset partially by a 13.9% increase in dressed pounds produced.

     GROSS PROFIT. Gross profit was $185.7 million for fiscal 1999, an increase of $49.6 million, or 36.5% over the same period last year. Gross profit as a percentage of sales increased to 13.7% in fiscal 1999 from 10.2% in fiscal 1998. The increased gross profit resulted primarily from lower feed ingredient costs per pound and higher production volumes.

     Beginning in the fourth quarter of fiscal 1999, commodity chicken margins have been under pressure due, in part, to increased levels of chicken production in the U.S. and Mexico. To the extent that these trends continue, subsequent period's gross margins could be negatively affected to the extent not offset by other factors such as those discussed under "-General" above.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Consolidated selling, general and administrative expenses were $76.2 million in fiscal 1999 and $58.8 million in fiscal 1998. Consolidated selling, general and administrative expenses as a percentage of sales increased in fiscal 1999 to 5.6%, compared to 4.4% in fiscal 1998, due primarily to increased retirement and variable compensation costs which are dependent upon U.S. profits.

     OPERATING INCOME. Consolidated operating income was $109.5 million for fiscal 1999, an increase of $32.2 million, or 41.7% when compared to fiscal 1998, resulting primarily from lower feed ingredient costs per pound and higher production volumes.

     INTEREST EXPENSE. Consolidated net interest expense decreased 12.4% to $17.7 million in fiscal 1999, when compared to $20.2 million for fiscal 1998, due to lower average outstanding debt levels.

     MISCELLANEOUS, NET. Consolidated miscellaneous, net, a component of Other Expenses (Income), was $1.0 million in fiscal 1999, a $2.7 million decrease when compared to ($1.7) for fiscal 1998 due primarily to losses on disposal of assets.

     INCOME TAX EXPENSE. Consolidated income tax expense in fiscal 1999 increased to $25.7 million compared to an expense of $6.5 million in fiscal 1998. This increase resulted from higher U.S. earnings in fiscal 1999 than in fiscal 1998.

FISCAL 1998 COMPARED TO FISCAL 1997:

     NET SALES. Consolidated net sales were $1.33 billion for fiscal 1998, an increase of $53.9 million, or 4.2% over fiscal 1997. The increase in consolidated net sales resulted from a $53.4 million increase in U.S. chicken sales to $914.4 million and a $3.1 million increase in Mexican chicken sales to $278.1 million offset by a $2.6 million decrease of sales of other U.S. products to $139.1 million. The increase in U.S. chicken sales was due primarily to a 3.9% increase in dressed pounds produced resulting primarily from the Company's expansion of existing facilities and the purchase of poultry assets capable of producing 650,000 chickens per week from Green Acre Foods, Inc., on April 15, 1997, and by a 2.3% increase in total revenue per dressed pound produced. The increase in Mexico chicken sales was due primarily to a 6.5% increase in total revenue per dressed pound offset partially by a 5.0% decrease in dressed pounds produced. Increased revenues per dressed pound produced in Mexico were primarily the result of higher sales prices as well as generally improved economic conditions in Mexico compared to the previous year.

     COST OF SALES. Consolidated cost of sales was $1.2 billion in fiscal 1998, an increase of $32.3 million, or 2.8% over fiscal 1997. The increase resulted primarily from a $37.4 million increase in cost of sales of U.S. operations, offset by a $5.1 million decrease in the cost of sales in Mexico operations. The cost of sales increase in U.S. operations of $37.4 million was due to a 3.9% increase in dressed pounds produced and increased production of higher cost and margin products in prepared foods, offset by a 16.5% decrease in the cost of feed ingredient purchases per pound during the period. The $5.1 million cost of sales decrease in Mexico operations was due primarily to a 5.0% decrease in dressed pounds produced partially offset by a 2.9% increase in average costs of sales per dressed pound produced.

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

     INTEREST EXPENSE.   Consolidated  net  interest  expense decreased 8.7% to
$20.2 million in fiscal 1998, compared to $22.1 million for fiscal 1997, due to lower outstanding debt levels.

     MISCELLANEOUS, NET. Consolidated miscellaneous, net, a component of Other Expenses (Income), was ($1.7) million in fiscal 1998, a $0.7 million, or a 30.4% decrease when compared to ($2.4) million for fiscal 1997. Consolidated miscellaneous, net in fiscal 1997 included a $2.2 million final settlement of claims resulting from the January 8, 1992, fire at our prepared foods plant in Mt. Pleasant, Texas.

     INCOME TAX EXPENSE. Consolidated income tax expense in fiscal 1998 increased to $6.5 million compared to an expense of $2.8 million in fiscal 1997. This increase resulted from higher U.S. earnings in fiscal 1998 than in fiscal 1997. While Mexico earnings were also higher in fiscal 1998 than in fiscal 1997, Mexico earnings are not currently subject to income taxes.


LIQUIDITY AND CAPITAL RESOURCES


     The Company maintains $70 million in revolving credit facilities and $30 million in secured-term borrowing facilities. The credit facilities provide for interest at rates ranging from LIBOR plus one and three-eighths percent to LIBOR plus one and three-quarters percent and are secured by inventory and fixed assets or are unsecured. As of November 23, 1999, $63.2 million was available under the revolving credit facilities and $28.3 million was available under the term borrowing facilities.

     On June 29, 1999, the Camp County Industrial Development Corporation issued $25.0 million of variable-rate environmental facilities revenue bonds supported by letters of credit obtained by the Company. We may draw from these proceeds over the construction period for our new sewage and solid waste disposal facilities at a poultry by-products plant to be built in Camp County, Texas. The Company is not required to borrow the full amount of the proceeds from the bonds. All amounts borrowed from these funds will be due in 2029. Any amounts we do not borrow by June 2002 will not be available to us. The amounts we do borrow will be reflected as debt when we receive them from the Camp County Industrial Development Corporation. It is expected that the reflection of the bonds as debt on our books will occur before June 2002. The interest rates on amounts borrowed will closely follow the tax-exempt commercial paper rates.

     On June 26, 1998 the Company entered into an asset sale agreement to sell up to $60 million of accounts receivable. Under this agreement, we sell, on a revolving basis, certain of our trade receivables to a special purpose corporation, wholly owned by the Company, which in turn may sell a percentage ownership interest to third parties. As of October 2, 1999, no sold trade receivables were outstanding and the entire facility was available for sales of qualifying receivables.

     At October 2, 1999, the Company's working capital increased to $154.2 million and our current ratio was 2.24 to 1 compared with working capital of $147.0 million and a current ratio of 2.32 to 1 at September 26, 1998. Strong profits were primarily responsible for the increases in working capital.

     Trade accounts and other receivables were $84.4 million at October 2, 1999, compared to $81.8 million at September 26, 1998. The 3.1% increase was primarily due to an increase in sales of prepared food products, which normally have longer credit terms than fresh chicken sales.

     Inventories were $168.0 million at October 2, 1999, compared to $141.7 million at September 26, 1998. The $26.4 million, or 18.6%, increase in inventories between September 26, 1998 and October 2, 1999 was due primarily to the continuing shift in the sales mix toward prepared foods, which requires a higher level of inventory relative to sales as well as increased production levels in both the U.S. and Mexico.

     Accounts payable were $81.6 million at October 2, 1999, compared to $70.1 million at September 26, 1998. The 16.4% increase in accounts payable between September 26, 1998 and October 2, 1999 was due primarily to higher levels of purchases needed to support the increased production levels in both U.S. and Mexico.

     Capital expenditures of $69.6 million, $53.5 million and $50.2 million for fiscal years 1999, 1998 and 1997, respectively, were primarily incurred to acquire and expand certain facilities, improve efficiencies, reduce costs and for the routine replacement of equipment. We have budgeted an aggregate of approximately $100.0 million for capital expenditures in each of fiscal years 2000, 2001 and 2002, primarily to increase capacity through either building or acquiring new facilities, to improve efficiencies and for the routine replacement of equipment. However, actual levels of capital expenditures in any fiscal year may be greater or less than those budgeted. We expect to finance such expenditures with available operating cash flows and long-term financing.

     Cash flows provided by operating activities were $81.5 million, $85.0 million and $49.6 million in fiscal 1999, 1998 and 1997, respectively. The decrease in cash flows provided by operating activities for fiscal 1999, when compared to fiscal 1998, was due primarily to increased inventory levels offset by increases in payables and accrued expenses. The significant increase in cash flows provided by operating activities for fiscal 1998, when compared to fiscal 1997 was due primarily to increased net income, a reduction of inventory levels and a substantially smaller increase in accounts receivable for fiscal 1998, when compared to fiscal 1997.

     Cash flows provided by (used in) financing activities were ($19.6) million, ($32.5) million and $0.3 million for fiscal years 1999, 1998 and 1997, respectively. The cash provided by (used in) financing activities primarily reflects the net proceeds (payments) from notes payable and long-term financing and debt retirements.

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

     FEED INGREDIENTS. The Company is a purchaser of certain commodities, primarily corn and soybean meal. As a result, the Company's earnings are affected by changes in the price and availability of such feed ingredients. As market conditions dictate, the Company from time to time will lock-in future feed ingredient prices using various hedging techniques, including forward purchase agreements with suppliers and futures contracts. The Company does not use such financial instruments for trading purposes and is not a party to any leverage derivatives. Market risk is estimated as a hypothetical 10% increase in the weighted-average cost of the Company's primary feed ingredients as of October 2, 1999. Based on projected 2000 feed consumption, such an increase would result in an increase to cost of sales of approximately $26.6 million in fiscal 2000 after considering the effect of forward purchase commitments and future contracts outstanding as of October 2, 1999. As of October 2, 1999, the Company had hedged none of its fiscal 2000 feed requirements but had entered into forward purchase contracts for 12.7% of its fiscal 2000 feed ingredient requirements.

    FOREIGN CURRENCY. The Company's earnings are affected by foreign exchange rate fluctuations related to the Mexican peso net monetary position of its Mexico subsidiaries. The Company primarily manages this exposure by attempting to minimize its Mexican peso net monetary position, but has also from time to time considered executing hedges to help minimize this exposure. However, such instruments have historically not been economically feasible. The Company is also exposed to the effect of potential exchange rate fluctuations to the extent that amounts are repatriated from Mexico to the United States. However, the Company currently anticipates that the cash flows of its Mexico subsidiaries will continue to be reinvested in its Mexico operations. In addition, the Mexican peso exchange rate can directly and indirectly impact the Company 's results of operations and financial position in several manners, including potential economic recession in Mexico resulting from a devalued peso. The impact on the Company's financial position and results of operations of a hypothetical change in the exchange rate between the U.S. dollar and the Mexican peso cannot be reasonably estimated. Foreign currency exchange gains and losses, representing the change in the U.S. dollar value of the net monetary assets of the Company's Mexico subsidiaries, were a gain of $0.1 million in fiscal 1999 and a loss of $2.3 million and $0.4 million for fiscal 1998 and 1997, respectively. On November 10, 1999, the Mexican peso closed at
9.39 to 1 U.S. dollar, a decrease from 9.41 at October 2, 1999. No assurance can be given as to the future movements in the peso that could affect future earnings of the Company.

     INTEREST RATES. The Company's earnings are also affected by changes in interest rates due to the impact those changes have on its variable-rate debt instruments. The Company has variable-rate debt instruments representing approximately 10.5% of its long-term debt at October 2, 1999. If interest rates average 25 basis points more in fiscal 2000 than they did during fiscal 1999, the Company's interest expense would be increased by $79,374. These amounts are determined by considering the impact of the hypothetical interest rates on the Company's variable-rate long-term debt at October 2, 1999.

     Market risk for fixed-rate long-term debt is estimated as the potential increase in fair value resulting from a hypothetical 25 basis points decrease in interest rates and amounts to approximately $1.5 million, using discounted cash flow analysis.

NEW ACCOUNTING PRONOUNCEMENTS

     ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), which is required to be adopted by the Company in fiscal years beginning after October 1, 2000. SFAS 133 permits early adoption as of the beginning of any fiscal quarter after its issuance. SFAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company is currently evaluating the impact of SFAS 133; however, it is not expected to have a material adverse impact on the Company's financial condition or results of operations.

IMPACT OF YEAR 2000

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the Year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

     The Company began assessment of its future business system requirements in 1996. As a part of the Company's review, it determined that it would be required to modify or replace portions of its software and hardware so that its computer systems will function properly with respect to dates in the Year 2000 and thereafter.

     To date, the Company has tested the identified systems and updated those systems in the U.S., including the software and hardware components deemed necessary to ensure the uninterrupted fulfillment of the Company's core business processes as they relate to the timely, accurate and quality production and delivery of our products to our customers, the processing of accounting information, and the associated processing and reporting of information as required by our business partners, banks and government agencies. The Company has updated its core systems in Mexico. The Company presently believes that with these modifications and replacements, the Year 2000 issue will not pose significant operational problems for its computer systems.

     The Company has reviewed Year 2000 disclosures of the packaged software applications it uses to ensure Year 2000 readiness. The suppliers of these software products have provided approaches for the Company to ensure compliance of core software, either through program options, upgrades or new products. These solutions have been implemented and are operational.

     The  Company regularly  upgrades  and  replaces  hardware  platforms  such as database and application servers as well as its telephone systems. The Company currently believes that all of its servers are Year 2000 ready and
100% of our core personal  computers  are  Year  2000  compliant.   There  are
35 core telephone switching systems, all of which the Company believes are Year 2000 ready.

     The embedded technology in the production environment, such as programmable logic controllers, computer-controlled valves and other equipment, has been inventoried and all issues identified have been resolved. Based on current evidence, the Company believes there will be no significant exposure with regard to its production equipment.

     Systems assessments and minor system modifications were completed using existing internal resources and, as a result, incremental costs were minimal. System replacement, consisting primarily of capital projects, were initiated for other business purposes while at the same time achieving Year 2000 compliance. System replacement projects were completed primarily using external resources. The total cost of the Year 2000 project is not expected to have a material adverse effect on the Company's results of operations.

     Additionally, the Company has initiated communications will all of its significant suppliers and certain large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. To date the significant suppliers, such as fuel, electrical, water, rail, grain and container, have responded favorably. Other key vendor and customer assessments are 98% complete with favorable responses. The Company believes it has no significant exposure from the remaining vendors or customers that have not responded. However, there can be no assurance that the systems of other parties upon which the Company relies will be converted on a timely basis. The Company's business, financial condition or results of operations could be materially adversely impacted by the failure of its systems and applications or those operated by others to properly operate or manage dates beyond 1999.

     The Company has instituted a two-fold approach to contingency planning; technical and business continuity. The technical contingency planning took place in conjunction with the implementation of the Company's new information systems in the U.S., and will continue through the end of 1999 picking up the non-core hardware and support technology in both the U.S. and Mexico. Business contingency planning is currently underway and the Company will establish contingency plans, if needed, based on supplier evaluation and assessment of risk.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements together with the report of independent auditors, and financial statement schedules are included on pages 44 through 55 of this document. Financial statement schedules other than those included herein have been omitted because the required information is contained in the consolidated financial statements or related notes, or such information is not applicable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     NOT APPLICABLE

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     Reference is made to "Election of Directors" on pages 3 through 5 of Registrant's Proxy Statement for its 2000 Annual Meeting of Stockholders, which section is incorporated herein by reference.

     Reference is made to "Compliance with Section 16(a) of the Exchange Act" on page 9 of Registrant's Proxy Statement for its 2000 Annual Meeting of Stockholders, which section is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information responsive to Items 11, 12 and 13 is incorporated by reference from the sections entitled "Security Ownership", "Election of Directors", "Executive Compensation", and "Certain Transactions" of the Registrant's Proxy Statement for its 2000 Annual Meeting of Stockholders.


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) The financial statements listed in the accompanying index to financial statements and schedules are filed as part of this report.

   (2) All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable and therefore have been omitted.

   (3) The financial statements schedule entitled "Valuation and Qualifying Accounts and Reserves" is filed as part of this report on page 53.

   (4) Exhibits

(b) The Company filed a Form 8-K dated July 20, 1999, to report the amending of the Articles of Incorporation to permit dividends of either of its Class A Common Stock or Class B Common Stock to holders of its Class B Common Stock.


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

3.2 Amended and Restated Corporate Bylaws of Pilgrim's Pride Corporation, a Delaware Corporation, effective May 14,1999 (incorporated by reference from
     Exhibit 3.2 of the Company's Quarterly Report on Form 10-Q for the three months ended July 3, 1999).

4.1 Certificate of Incorporation of the Company (incorporated by reference from Exhibit 3.1 of the Company's Registration Statement on Form S-1 (No. 33-8805) effective November 14, 1986).

4.2 Amended and Restated Corporate Bylaws of Pilgrim's Pride Corporation, a Delaware Corporation, effective May 14, 1999 (incorporated by reference from Exhibit 3.2 of the Company's Quarterly Report on Form 10-Q for the three months ended July 3, 1999).

4.3 Form of Indenture between the Company and Ameritrust Texas National Association relating to the Company's 10 7/8% Senior Subordinated Notes Due 2003 (incorporated by reference from Exhibit 4.6 of the Company's Registration Statement on Form S-1 (No. 33-59626) filed on March 16, 1993).

4.4 Form of 10 7/8% Senior Subordinated Note Due 2003 (incorporated by reference from Exhibit 4.8 of the Company's Registration Statement on Form S-1 (No. 33-61160) filed on June 16, 1993).

10.1 Pilgrim's Industries, Inc. Profit Sharing Retirement Plan, restated as of July 1, 1987 (incorporated by reference from Exhibit 10.1 of the Company's Form 8 filed on July 1, 1992).

10.2 Bonus Plan of the Company (incorporated by reference from Exhibit 10.2 to the Company's Registration Statement on Form S-1 (No. 33-8805) effective November 14, 1986).

10.3 Employee Stock Investment Plan of the Company (incorporated by reference from Exhibit 10.28 of the Company's Registration Statement on Form S-1 (No. 33-21057) effective May 2, 1988).

10.4 Second Amended and Restated Loan and Security Agreement dated July 31, 1995, by and among the Company, the banks party thereto and Creditanstalt-Bankverein, as agent (incorporated by reference from Exhibit 10.38 of the Company's annual report on Form 10-K for the fiscal year ended
     September 28, 1996).

10.5 Revolving Credit Loan Agreement dated March 27, 1995 by and among the Company and Agricultural Production Credit Association (incorporated by reference from Exhibit 10.39 of the Company's annual report on Form 10-K for the fiscal year ended September 28, 1996).

10.6 First Supplement to Revolving Credit Loan Agreement dated July 6, 1995 by and among the Company and Agricultural Production Credit Association (incorporated by reference from Exhibit 10.40 of the Company's annual report on Form 10-K for the fiscal year ended September 28, 1996).

10.7 Second Supplement to Revolving Credit Loan Agreement dated June 28, 1996 by and among the Company and Agricultural Production Credit Association (incorporated by reference from Exhibit 10.44 of the Company's annual report on Form 10-K for the fiscal year ended September 28, 1996).

10.8 Third Supplement to Revolving Credit Loan Agreement dated August 22, 1996 by and among the Company and Agricultural Production Credit Association (incorporated by reference from Exhibit 10.45 of the Company's annual report on Form 10-K for the fiscal year ended September 28, 1996).

10.9 Note Purchase Agreement dated April 14, 1997 by and between John Hancock Mutual Life Insurance Company and Signature 1A (Cayman), Ltd. And the Company (incorporated by reference from Exhibit 10.46 of the Company's Quarterly Report on Form 10-Q for the three months ended March 29, 1997).

10.10 Aircraft Lease Extension Agreement between B.P. Leasing Co., (L.A. Pilgrim, Individually) and Pilgrim's Pride Corporation, (formerly Pilgrim's Industries, Inc.) effective November 15, 1992 (incorporated by reference from Exhibit 10.48 of the Company's Quarterly Report on Form 10-Q for the three months ended March 29, 1997).

10.11 Broiler Grower Contract dated May 6, 1997 between Pilgrim's Pride Corporation and Lonnie "Bo" Pilgrim (Farm 30) (incorporated by reference from Exhibit 10.49 of the Company's Quarterly Report on Form 10-Q for the three months ended March 29, 1997).

10.12 Commercial Egg Grower Contract dated May 7, 1997 between Pilgrim's Pride Corporation and Pilgrim Poultry G.P. (incorporated by reference from Exhibit
    10.50 of the Company's Quarterly Report on Form 10-Q for the three months ended March 29, 1997).

10.13 Agreement dated October 15, 1996 between Pilgrim's Pride Corporation and Pilgrim Poultry G.P. (incorporated by reference from Exhibit 10.23 of the Company's Quarterly Report on Form 10-Q for the three months ended
    January 2, 1999).

10.14 Heavy Breeder Contract dated May 7, 1997 between Pilgrim's Pride Corporation and Lonnie "Bo" Pilgrim (Farms 44, 45 & 46) (incorporated by reference from Exhibit 10.51 of the Company's Quarterly Report on Form 10-Q for the three months ended March 29, 1997).

10.15 Broiler Grower Contract dated January 9, 1997 by and between Pilgrim's Pride and O.B. Goolsby, Jr. (incorporated by reference from Exhibit 10.25 of the Company's Registration Statement on Form S-1 (No. 333-29163) effective June 27, 1997).

10.16 Broiler Grower Contract dated January 15, 1997 by and between Pilgrim's Pride Corporation and B.J.M. Farms. (incorporated by reference from Exhibit
    10.26 of the Company's Registration Statement on Form S-1 (No. 333-29163) effective June 27, 1997).

10.17 Broiler Grower Agreement dated January 29, 1997 by and between Pilgrim's Pride Corporation and Clifford E. Butler (incorporated by reference from
    Exhibit 10.27 of the Company's Registration Statement on Form S-1 (No. 333-29163) effective June 27, 1997).

10.18 Second Amendment to Second Amended and Restated Loan and Security Agreement dated September 18, 1997 by and among the Company, the banks party thereto and Creditanstalt-Bankverein, as agent.

10.19 Revolving Credit Agreement dated March 2, 1998 by and between Pilgrim's Pride de Mexico, S.A. de C.V., (the borrower); Avicola Pilgrim's Pride de Mexico, S.A. de C.V. (the Mexican Guarantor), Pilgrim's Pride Corporation (the U.S. Guarantor), and COAMERICA Bank (the bank), (incorporated by reference from Exhibit 10.32 of the Company's Quarterly report on form 10-Q for the three months ended March 28, 1998.

10.20 Receivables Purchase Agreement between Pilgrim's Pride Funding Corporation, as Seller, Pilgrim's Pride Corporation, as Servicer, Pooled Accounts Receivable Capital Corporation, as Purchaser, and Nesbitt Burns Securities Inc., as Agent (incorporated by reference from Exhibit 10.33 of the Company's Quarterly report on form 10-Q for the three months ended June 27, 1998).

10.21 Purchase and Contribution Agreement Dated as of June 26, 1998 between Pilgrim's Pride Funding Corporation and Pilgrim's Pride Corporation (incorporated by reference from Exhibit 10.34 of the Company's Quarterly report on form 10-Q for the three months ended June 27, 1998).

10.22 Second Amendment to Security Agreement Re: Accounts Receivable, Farm Products and Inventory between Pilgrim's Pride Corporation and Harris Trust and Savings Bank (incorporated by reference from Exhibit 10.35 of the Company's Quarterly report on form 10-Q for the three months ended June 27,
   1998).

10.23 Second Amended and Restated Secured Credit Agreement between Pilgrim's Pride Corporation and Harris Trust and Savings Bank, individually and as agent and the lenders from time to time parties hereto as lenders, dated November 5, 1999.*

10.24 Guaranty Fee Agreement between Pilgrim's Pride Corporation and Pilgrim Interests, LTD. Dated June 11, 1999.*

10.25 Heavy Breeder Contract dated October 27, 1999 between Pilgrim's Pride Corporation and David Van Hoose (Timberlake Farms).*

12 Ratio of Earnings to Fixed Charges for the years ended October 2, 1999,
   September 26, 1998, September 27, 1997, September 28, 1996 and September 30, 1995.

21 Subsidiaries of Registrant.*

23 Consent of Ernst & Young LLP.*

*    Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 24th day of November 1999.

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

     SIGNATURE                     TITLE                              DATE

/s/ Lonnie "Bo" Pilgrim
_______________________            Chairman of the Board              11/24/99
Lonnie "Bo" Pilgrim

/s/ Clifford E. Butler
_______________________            Vice Chairman of the Board         11/24/99
Clifford E. Butler

/s/ David Van Hoose
_______________________            Chief Executive Officer            11/24/99
David Van Hoose                    President
                                   Chief Operating Officer
                                   Director
                                   (Principal Executive Officer)

/s/ Richard A. Cogdill
_______________________            Executive Vice President           11/24/99
Richard A. Cogdill                 Chief Financial Officer
                                   Secretary and Treasurer
                                   Director
                                   (Principal Financial and Accounting Officer)

/s/ Lonnie Ken Pilgrim
_______________________            Senior Vice Presdient              11/24/99
Lonnie Ken Pilgrim                 Director of Transportation
                                   Director

_______________________            Director                           11/24/99
Charles L. Black

_______________________            Director                           11/24/99
Robert E. Hilgenfeld

_______________________            Director                           11/24/99
Vance C. Miller, Sr.

_______________________            Director                           11/24/99
James J. Vetter, Jr.

_______________________            Director                           11/24/99
Donald L. Wass, Ph.D.


REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
Pilgrim's Pride Corporation

Stockholders and Board of Directors
Pilgrim's Pride Corporation

         We have audited the accompanying consolidated balance sheets of Pilgrim's Pride Corporation and subsidiaries as of October 2, 1999, and September 26, 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended October 2, 1999. Our audits also included the financial statements schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pilgrim's Pride Corporation as of October 2, 1999, and September 26, 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 2, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements, taken as a whole, presents fairly in all material respects the information set forth therein.

ERNST & YOUNG LLP


Dallas, Texas
November 2, 1999


Consolidated Balance Sheets
Pilgrim's Pride Corporation

(IN THOUSANDS)                                 TWO YEARS ENDED OCTOBER 2, 1999
                                            1999                       1998
Assets
Current Assets:
  Cash and cash equivalents             $  15,703                    $  25,125
  Trade accounts and other receivables,
    less allowance for doubtful accounts   84,368                       81,813
  Inventories                             168,035                      141,684
  Deferred income taxes                     6,913                        7,010
  Prepaid expenses and other
    current assets                          3,376                        2,902
    Total Current Assets                  278,395                      258,534

Other Assets                               13,632                       11,757
Property, Plant and Equipment:
  Land                                     26,177                       26,404
  Buildings, machinery and equipment      514,984                      470,763
  Autos and trucks                         38,479                       35,547
  Construction-in-progress                 42,694                       29,385
                                          622,334                      562,099
  Less accumulated depreciation           258,599                      230,951
                                          363,735                      331,148
                                         $655,762                     $601,439

Liabilities and Stockholders' Equity
Current Liabilities:
  Accounts payable                      $  81,587                    $  70,069
  Accrued expenses                         38,213                       35,536
  Current maturities of long-term debt      4,353                        5,889
    Total Current Liabilities             124,153                      111,494

Long-Term Debt, Less Current Maturities   183,753                      199,784
Deferred Income Taxes                      52,708                       58,401
Minority Interest in Subsidiary               889                          889
Commitments and Contingencies                  --                           --

Stockholders' Equity:
  Preferred stock, $.01 par value,
    authorized 5,000,000 shares; none issued   --                           --
  Common stock -- Class A, $.01 par value,
    authorized 100,000,000 shares; 1999 -
    13,794,529 shares issued and outstanding;
    1998 - no shares issued or outstanding    138                           --
  Common stock -- Class B, $.01 par value,
    authorized 60,000,000 shares; 1999 and
    1998 - 27,589,250 issued and outstanding  276                          276
  Additional paid-in capital               79,625                       79,763
  Retained earnings                       214,220                      150,832
    Total Stockholders' Equity            294,259                      230,871
                                         $655,762                     $601,439
See Notes to Consolidated Financial Statements

Consolidated Statements of Income
Pilgrim's Pride Corporation

(IN THOUSANDS, EXCEPT PER SHARE DATA)        THREE YEARS ENDED OCTOBER 2, 1999
                                1999                 1998                 1997
Net Sales                 $1,357,403           $1,331,545           $1,277,649
Cost and Expenses:
  Cost of sales            1,171,695            1,195,442            1,163,152
  Selling, general and
    administrative            76,204               58,847               50,603
                           1,247,899            1,254,289            1,213,755
  Operating Income           109,504               77,256               63,894

Other Expenses (Income):
  Interest expense, net       17,666               20,148               22,075
  Foreign exchange
    (gain) loss                  (50)               2,284                  434
  Miscellaneous, net             984               (1,698)              (2,439)
                              18,600               20,734               20,070

Income Before Income Taxes    90,904               56,522               43,824

Income Tax Expense            25,651                6,512                2,788
Net Income              $     65,253          $    50,010          $    41,036
Net Income  per
  Common Share-Basic
  and Diluted           $       1.58          $      1.21          $      0.99


See Notes to Consolidated Financial Statements


Consolidated Statements of Stockholders' Equity
Pilgrim's Pride Corporation

(IN THOUSANDS, EXCEPT PER SHARE DATA)

                SHARES OF COMMON STOCK    TOTAL    ADDITIONAL  RETAINED
                CLASS A        CLASS B     PAR      PAID-IN    EARNINGS  TOTAL
                                          VALUE     CAPITAL
Balance at
 September 28,
 1996                --      27,589,250     $276    $79,763   $63,096 $143,135
Net income for year                                            41,036   41,036
Cash dividends declared
($.04 per share)                                               (1,655)  (1,655)

Balance at
  September 27,
  1997               --      27,589,250      276     79,763   102,477  182,516
Net income for year                                            50,010   50,010
Cash dividends declared
  ($.04 per share)                                             (1,655) (1,655)

Balance at
  September 26,
  1998               --      27,589,250      276     79,763   150,832  230,871
Dividend
  of Class A Common
  Stock      13,794,529              --      138       (138)       --       --
Net income for year                                            65,253   65,253
Cash dividends declared
  ($.045 per share)                                            (1,865)  (1,865)

Balance at
  October 2,
  1999       13,794,529      27,589,250    $414     $79,625  $214,220 $294,259

See notes to Consolidated Financial Statements


Consolidated Statements of Cash Flows
Pilgrim's Pride Corporation

(IN THOUSANDS)                             THREE YEARS ENDED OCTOBER 2, 1999
                                           1999            1998          1997
Cash Flows From Operating Activities:
  Net income                             $65,253          $50,010      $41,036
Adjustments to reconcile net income to
    cash provided by operating activities:
  Depreciation and amortization           34,536           32,591       29,796
  Loss on property disposals               2,668              132          874
  Provisions for doubtful accounts         1,122              409         (60)
  Deferred income taxes                   (5,595)             571        2,613
Changes in operating assets and liabilities:
  Accounts and other receivables          (3,677)          (4,255)     (15,213)
  Inventories                            (26,351)           4,496       (9,314)
  Prepaid expenses and
    other current assets                    (474)            (246)        (999)
  Accounts payable and accrued expenses   14,195              996        1,056
  Other                                     (225)             312         (174)
Cash Provided by Operating Activities     81,452           85,016       49,615

Investing Activities:
  Acquisitions of property,
    plant and equipment                  (69,649)         (53,518)     (50,231)
  Proceeds from property disposals         1,178            5,629        3,853
  Other, net                              (2,822)             595       (1,291)
Cash Used in Investing Activities        (71,293)         (47,294)     (47,669)

Financing Activities:
  Proceeds from notes payable to banks    24,500           35,500       68,500
  Repayments on notes payable to banks   (24,500)         (35,500)     (95,500)
  Proceeds from long-term debt            15,258           21,125       39,030
  Payments on long-term debt             (33,029)         (51,968)     (10,027)
  Cash dividends paid                     (1,865)          (1,655)      (1,655)
Cash Provided by (Used in)
    Financing Activities                 (19,634)         (32,498)         348

Effect of exchange rate changes on cash
    and cash equivalents                      53             (437)           4

(Decrease) increase in cash and
    cash equivalents                      (9,422)          4,787         2,298
Cash and cash equivalents at
    beginning of year                     25,125          20,338        18,040

Cash and Cash Equivalents
    at End of Year                       $15,703         $25,125       $20,338

Supplemental Disclosure Information:
Cash paid during the year for:
  Interest (net of amount capitalized)   $18,130         $20,979       $22,026
  Income taxes                           $31,835         $ 4,543       $ 2,021


See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
Pilgrim's Pride Corporation

Note A
Business and Summary of Significant Accounting Policies:
Pilgrim's Pride Corporation (referred to herein as "the Company", "we", "us", "our" and similar terms) is a vertically integrated producer of chicken products, controlling the breeding, hatching and growing of chickens, and the processing, preparation and packaging of its product lines. The Company is the fourth-largest producer of chicken in the United States, with production and distribution facilities located in Texas, Arkansas, Oklahoma and Arizona, and is one of the two largest producers of chicken in Mexico, with production and distribution facilities located in Mexico City and the states of Coahuila, San Louis Potosi, Queretaro and Hidalgo. The Company's chicken products consist primarily of prepared foods, which include portion-controlled breast fillets, tenderloins and strips, formed nuggets and patties, bone-in chicken parts, fresh foodservice chicken, pre-packaged chicken and bulk packaged chicken.

Principles of Consolidation:
The consolidated financial statements include the accounts of Pilgrim's Pride Corporation and its wholly and majority owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.

The Company reports on the basis of a 52/53-week fiscal year, which ends on the Saturday closest to September 30. As a result, fiscal year 1999 had 53 weeks while fiscal years 1998 and 1997 each had 52 weeks.

The financial statements of the Company's Mexico subsidiaries are remeasured as if the U.S. dollar were the functional currency. Accordingly, assets and liabilities of the Mexico subsidiaries are translated at end-of-period exchange rates, except for non-monetary assets which are translated at equivalent dollar costs at dates of acquisition using historical rates. Operations are translated at average exchange rates in effect during the period. Foreign exchange losses are separately stated as components of "Other Expenses (Income)" in the Consolidated Statement of Income.

Cash Equivalents:
The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Accounts Receivable:
The Company does not believe it has significant concentrations of credit risk in its accounts receivable, which are generally unsecured. Credit evaluations are performed on all significant customers and updated as circumstances dictate. Allowances for doubtful accounts were $4.7 million and $3.7 million at October 2, 1999, and September 26, 1998, respectively.

Inventories:
Live chicken inventories are stated at the lower of cost or market and breeder hens at the lower of cost, less accumulated amortization, or market. The costs associated with breeder hens are accumulated up to the production stage and amortized over the productive lives using the unit-of-production method. Finished chicken products, feed, eggs and other inventories are stated at the lower of cost (first-in, first-out method) or market. Occasionally, the Company hedges a portion of its purchases of major feed ingredients using futures contracts to minimize the risk of adverse price fluctuations. The changes in market value of such agreements have a high correlation to the price changes of the feed ingredients being hedged. Gains and losses on the hedge transactions are deferred and recognized as a component of cost of sales when products are sold. Gains and losses on the futures contracts would be recognized immediately were the changes in the market value of the agreements to cease to have a high correlation to the price changes of the feed ingredients being hedged.


Property, Plant and Equipment:
Property, plant and equipment is stated at cost. For financial reporting purposes, depreciation is computed using the straight-line method over the estimated useful lives of these assets. Depreciation expense was $33.4 million, $31.5 million and $28.7 million in 1999, 1998 and 1997, respectively.

Net Income (Loss) Per Common Share:
Net income (loss) per share is based on the weighted average number of shares of common stock outstanding during the year. The weighted average number of shares outstanding (basic and diluted) and per-share amounts included herein was 41,383,779 as adjusted for the common stock dividend referred to in Note F.

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

Note B
Inventories:

Inventories consist of the following:

(IN THOUSANDS)
                                  1999               1998
Live chicken and hens          $  68,116          $  61,295
Feed, eggs and other              48,021             46,199
Finished chicken products         51,898             34,190
                                $168,035           $141,684

Note C
Notes Payable and Long-Term Debt:
   The Company maintains $70 million in revolving credit facilities and $30 million in secured term borrowing facilities. The credit facilities provide for interest at rates ranging from LIBOR plus one and three-eights percent to LIBOR plus one and three quarters percent and are secured by inventory and fixed assets or are unsecured. At October 2, 1999, $64.8 million was available under the revolving credit facilities and $28.3 million was available under the term borrowing facilities. Annual maturities of long-term debt for the five years subsequent to October 2, 1999 are: 2000 -- $4.4 million; 2001 -- $9.0 million; 2002 -- $9.3 million; 2003 -- $109.9 million and 2004 -- $5.6 million.
   On March 30, 1999, the Company borrowed $15 million on a pre-existing secured term borrowing facility, the proceeds of which were used primarily to acquire additional production facilities.
   On June 29, 1999, the Camp County Industrial Development Corporation issued $25.0 million of variable-rate environmental facilities revenue bonds supported by letters of credit obtained by the Company. The Company may borrow from these proceeds over the construction period of its new sewage and solid waste disposal facilities at a poultry by-products plant to be built in Camp County, Texas. The Company is not required to borrow the full amount of the proceeds from the bonds and any amounts not borrowed by June 2002 will not be available. All amounts borrowed from these funds will be due in 2029 and will be reflected as debt when received. The interest rates on amounts borrowed will closely follow the tax-exempt commercial paper rates.
   The company is required, by certain provisions of its debt agreements, to maintain levels of working capital and net worth, to limit dividends to a maximum of $3.4 million per year, and to maintain various fixed charge, leverage, current and debt-to-equity ratios. Substantially all of the Company's domestic property, plant and equipment is pledged as collateral on its long-term debt and credit facilities.
   Total interest was $20.8 million, $23.2 million and $23.4 million in 1999, 1998 and 1997, respectively. Interest related to new construction capitalized in 1999, 1998 and 1997 was $2.0 million, $1.7 million and $0.5 million, respectively.
   The fair value of long-term debt, at October 2, 1999, and September 26, 1998, based upon quoted market prices for the same or similar issues where available or by using discounted cash flow analysis, was approximately $209.7 million and $206.7 million, respectively.

Long-term debt consists of the following:
(IN THOUSANDS)                                     MATURITY    1999     1998
Senior subordinated notes, interest at 10 7/8%
  (effective rate of 11 1/8%)                          2003 $ 93,364  $ 95,512
Notes payable to an insurance company at 7.07% -
  7.21%                                                2006   67,843    56,554
Notes payable to bank at LIBOR plus 1.8%               2003   18,000    32,000
Notes payable to an agricultural lender at a rate
   approximating libor plus 1.65%                      2003    1,729    14,224
Other notes payable                                 Various    7,170     7,383
                                                             188,106   205,673
Less current maturities                                        4,353     5,889
                                                            $183,753  $199,784

Note D
Income Taxes:
   Income before income taxes after allocation of certain expenses to foreign operations for 1999, 1998 and 1997 was $76.6 million, $23.7 million and $15.8 million, respectively, for U.S. operations and $14.3 million, $32.8 million and $28.0 million, respectively, for foreign operations. The provisions for income taxes are based on pre-tax financial statement income.
   The components of income tax expense (benefit) are set forth below:

(IN THOUSANDS)
                            1999               1998             1997
Current:
   Federal                 $28,449             $4,985          $1,113
   Foreign                     318                948             245
   State and other           2,480                  8          (1,183)
                            31,247              5,941             175
Deferred                    (5,596)               571           2,613
                           $25,651             $6,512          $2,788

The following is a reconciliation between the statutory U.S. federal income tax rate and the Company's effective income tax rate:

(IN THOUSANDS)
                                1999             1998             1997
Federal income tax rate        35.0%            35.0%            35.0%
State tax rate, net             1.3             (0.4)            (0.8)
Difference in U.S.
  statutory tax rate and
  Mexico's effective tax
  rate                         (8.1)           (23.1)           (27.8)
Other, net                        -                -                -
                               28.2%            11.5%             6.4%



Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax liabilities and assets are as follows:

(IN THOUSANDS)
                                             1999               1998
Deferred tax liabilities:
   Tax over book depreciation             $24,345            $25,304
   Prior use of cash accounting            30,130             32,905
   Other                                    1,210              1,059
      Total deferred tax liabilities       55,685             59,268
Deferred tax assets:
   AMT credit carryforward                      -                234
   Expense deductible
      in different years                    9,889              7,643
      Total deferred tax asset              9,889              7,877
         Net deferred tax liabilities     $45,796            $51,391

   The Company has not provided any U.S. deferred income taxes on the undistributed earnings of its Mexico subsidiaries based upon its determination that such earnings will be indefinitely reinvested. As of October 2, 1999, the cumulative undistributed earnings of these subsidiaries were approximately $116.2 million. If such earnings were not considered indefinitely reinvested, deferred U.S. and foreign income taxes would have been provided after consideration of estimated foreign tax credits. However, determination of the amount of deferred federal and foreign income taxes is not practical.

Note E
Accounts Receivable:
   On June 26, 1998, the Company entered into an asset sale agreement to sell up to $60 million of accounts receivable. Under this agreement, the Company sells on a revolving basis certain of its accounts receivable to a special purpose corporation, which in turn may sell a percentage ownership interest in the receivables to third parties. As of October 2, 1999, no interest in sold accounts receivable was outstanding and the entire facility was available for sales of qualifying receivables.

Note F
Common Stock:
   The Company has two series of authorized common stock, Class A common stock and Class B common stock. The shares have substantially the same rights, powers and limitations, except that each share of Class B common stock entitles the holder thereof to 20 votes per share, except as otherwise provided by law, on any matter submitted for a stockholder vote, while each share of Class A common stock entitles the holder thereof to one vote per share on any such matter.
   On July 2, 1999, the Company's board of directors declared a stock dividend of the Company's Class A common stock. Stockholders of record on July 20, 1999 received one share of the Company's Class A common stock for every two shares of the Company's Class B common stock held as of that date. The additional shares were issued on July 30, 1999. Historical per share and weighted average shares outstanding amounts have been restated to give effect to the stock dividend.

Note G
Savings Plan:
   The Company maintains a Section 401 (k) Salary Deferral Plan (the "Plan"). Under the Plan, eligible U.S. employees may voluntarily contribute a percentage of their compensation. The Plan provides for a contribution of up to four percent of compensation subject to an overall Company contribution limit of five percent of the U.S. operation's income before taxes. Under this plan, the Company's expenses were $4.6 million, $1.7 million and $1.2 million in 1999, 1998 and 1997, respectively.

Note H
Related Party Transactions:
   The major stockholder of the Company owns an egg laying and a chicken growing operation. Transactions with related entities are summarized as follows:



(IN THOUSANDS)
                                1999             1998             1997
Contract egg grower
   fees to major
   stockholder              $  4,501         $  4,989         $  4,926
Chick, feed and other
   sales to major
   stockholder                25,076           21,396           20,116
Live chicken purchases
   from major
   stockholder                26,899           21,883           20,442


   The Company leases an airplane from its major stockholder under an operating lease agreement. The terms of the lease agreement require monthly payments of $33,000 plus operating expenses. Lease expense was $396,000 for each of the years 1999, 1998 and 1997. Operating expenses were $135,786, $52,950 and $107,000 in 1999, 1998 and 1997, respectively. As of October 2, 1999 the Company had accounts receivable of $1.2 million from related parties, including its major stockholder.

Note I
Commitments and Contingencies:
   The Consolidated Statements of Income include rental expense for operating leases of approximately $17.3 million, $14.3 million and $11.3 million in 1999, 1998 and 1997, respectively. The Company's future minimum lease commitments under non-cancelable operating leases are as follows: 2000 -- $16.0 million; 2001 -- $15.3 million; 2002 -- $13.3 million; 2003 -- $10.8 million; 2004 --
$7.0 million and thereafter $11.7 million.
   At October 2, 1999, the Company had $5.2 million in letters of credit outstanding relating to normal business transactions.
   The Company is subject to various legal proceedings and claims, which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

Note J
Business Segments:
   The Company operates in a single business segment as a producer of agricultural products and conducts separate operations in the United States and Mexico.
   Inter-area sales, which are not material, are accounted for at prices comparable to normal trade customer sales. Identifiable assets by geographic area are those assets which are used in the Company's operations in each area.

Information about the Company's operations in these geographic areas is as follows:

(IN THOUSANDS)
                                           1999           1998          1997
Sales to unaffiliated customers:
   United States                       $1,102,903     $1,053,458    $1,002,652
   Mexico                                 254,500        278,087       274,997
                                       $1,357,403     $1,331,545    $1,277,649
Operating income:
   United States                       $   88,177     $   36,279    $   29,321
   Mexico                                  21,327         40,977        34,573
                                       $  109,504     $   77,256    $   63,894
Long-lived assets:
   United States                       $  260,456     $  227,273    $  214,976
   Mexico                                 116,911        115,632       113,001
                                       $  377,367     $  342,905    $  327,977

As of October 2, 1999, the Company had net assets in Mexico of $151.7 million. During the year ended October 2, 1999, revenue from one customer represented 13.9% of Consolidated Net Sales.








Note K
Quarterly Results (Unaudited)

(IN THOUSANDS, EXCEPT PER SHARE DATA)             YEAR ENDED OCTOBER 2, 1999
                              FIRST     SECOND    THIRD    FOURTH     FISCAL
                            QUARTER(A)  QUARTER  QUARTER   QUARTER     YEAR
Net sales                   $336,088   $329,894  $344,160 $347,261  $1,357,403
Gross profit                  43,901     46,262    49,415   46,130     185,708
Operating income              26,186     25,292    29,212   28,814     109,504
Net income                    15,920     14,580    18,317   16,436      65,253
Per Share: (b)
   Net income                    .39        .35       .44      .40        1.58
   Cash dividends                .01        .01       .01     .015        .045
   Market price:
    Class B common stock
     High                   16 11/16     15 7/8     20     16 5/16      20
     Low                     11 5/16     10 9/16     9 7/8  6 1/4        6 1/4
    Class A common stock
     High                        n/a         n/a       n/a 14 3/4       14 3/4
     Low                         n/a         n/a       n/a  4 5/8        4 5/8


(IN THOUSANDS, EXCEPT PER SHARE DATA)            YEAR ENDED SEPTEMBER 26, 1998
                          FIRST       SECOND      THIRD   FOURTH     FISCAL
                        QUARTER     QUARTER     QUARTER  QUARTER     YEAR
Net sales               $337,887    $324,446    $328,500  $340,712  $1,331,545
Gross profit              29,380      26,861      32,736    47,126     136,103
Operating income          15,371      11,398      19,043    31,444      77,256
Net income                11,117       6,768      11,835    20,290      50,010
Per Share: (b)
   Net income                .27         .16         .29       .49        1.21
   Cash dividends            .01         .01         .01       .01         .04
   Market price:
   Class B common stock
     High                11 1/16     10 9/16      13 1/8   16 1/16     16 1/16
     Low                  8 1/2       7 3/16       9 3/16  12 3/16      7 3/16

(a) The first quarter of 1999 includes 14 weeks.
(b) Historical per share amounts have been restated to give effect to a stock dividend issued on July 30, 1999. See Note F of the Consolidated
    Financial Statements of the Company.

PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES
SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
Col. A                 Col. B           Col. C            Col. D        Col. E
                                       ADDITIONS
                     Balance at
                     Beginning    Charged to Charged to   Deductions-  Balance
DESCRIPTION          of Period    Costs and    Other       Describe    at End
                                   Expenses   Accounts-              of Period
                                              Describe
Year ended October 2, 1999:
 Reserves and allowances deducted
  From asset accounts:
   Allowance for doubtful
     accounts      $3,694,000    $1,122,000  $      --   $112,527(1) $4,703,483

Year ended September 26, 1998:
 Reserves and allowances deducted
  From asset accounts:
   Allowance for doubtful
     accounts      $3,823,000    $  409,000  $      --   $538,000(1) $3,694,000

Year ended September 27, 1997:
 Reserves and allowances deducted
  From asset accounts:
   Allowance for doubtful
     accounts      $3,985,000    $  (60,000) $      --   $102,000(1) $3,823,000

(1)  Uncollectable accounts written off, net of recoveries.


                                  EXHIBIT 12
                          PILGRIM'S PRIDE CORPORATION
               COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                                            YEAR ENDED
            OCTOBER 2,  SEPTEMBER 26, SEPTEMBER 27, SEPTEMBER 28, SEPTEMBER 30,
                1999          1998          1997          1996          1995

                                     (amounts in thousands)
EARNINGS:

Income before income taxes
  and extraordinary
  charge      $90,904       $56,522        $43,824          $47         $2,091

Add: Total fixed charges
  (see below)  26,706        27,987         27,647       26,788         22,309

Less: Interest
  Capitalized   2,032         1,675            502         1,250           634

  Total
    Earnings $115,578       $82,834        $70,969       $25,585       $23,766

FIXED CHARGES:

Interest(1)   $20,889       $23,239        $23,889       $23,423       $19,076

Portion of rental expense
  representative of the
  Interest
    factor      5,817         4,748          3,758         3,365         3,233

Total fixed
  charges     $26,706       $27,987        $27,647       $26,788       $22,309

Ratio of earnings to fixed
  charges        4.33          2.96           2.57             -          1.07

Coverage
  deficiency        -             -              -        $1,203             -

(1) Interest includes amortization of capitalized financing fees.

                  EXHIBIT 22- SUBSIDIARIES OF REGISTRANT

1.  AVICOLA PILGRIM'S PRIDE DE MEXICO, S.A. DE C.V.
2.  COMPANIA INCUBADORA HIDALGO, S.A. DE C.V.
3.  INMOBILIARIA AVICOLA PILGRIM'S PRIDE, S. DE R.L. DE C.V.
4.  PILGRIM'S PRIDE, S.A. DE C.V.
5.  GALLINA PESADA S.A. DE C.V.
6.  PILGRIM'S PRIDE FUNDING CORPORATION
7.  PILGRIM'S PRIDE INTERNATIONAL, INC.
8.  PPC OF DELAWARE BUSINESS TRUST
9.  PPC MARKETING, LTD.

                                EXHIBIT 23

                      CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statements (Form S-8 No. 3-12043 and Form S-3 No. 333-84861) of Pilgrim's Pride Corporation, and in the related Prospectuses, of our report dated November 2, 1999, with respect to the consolidated financial statements and schedule of Pilgrim's Pride Corporation included in this Annual Report (Form 10-K) for the year ended October 2, 1999.

ERNST & YOUNG LLP


Dallas, Texas
November 24, 1999