Form 10-Q
period 2000-01-01
PILGRIMS PRIDE CORP
filed 2000-01-21
CIK 802481

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended    JANUARY 1, 2000

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

                              (903) 855-1000
           (Registrant's telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

27,589,250 shares of the Registrant's Class B Common Stock, $.01 par value, were outstanding as of January 20, 2000.

13,794,529 shares of the Registrant's Class A Common Stock, $.01 par value, were outstanding as of January 20, 2000.

                                   INDEX

                        PILGRIM'S PRIDE CORPORATION

PART I.  FINANCIAL INFORMATION

     Item 1: Financial Statements (Unaudited):

        Condensed consolidated balance sheets:

           January 1, 2000 and October 2, 1999

        Consolidated statements of income:

           Three months ended January 1, 2000 and January 2, 1999

        Consolidated statements of cash flows:

           Three months ended January 1, 2000 and January 2, 1999

        Notes  to  condensed consolidated financial statements--January  1,
           2000


     Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Item 3: Quantitative and Qualitative Disclosures about Market Risk

PART II.  OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

                        PART I.  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS:

                          PILGRIM'S PRIDE CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                           JANUARY 1, 2000     OCTOBER 2, 1999
                                                  (in thousands)
ASSETS
Current Assets:
   Cash and cash equivalents                   $   12,803        $   15,703
   Trade accounts and other receivables,
     less allowance for doubtful accounts          92,403            84,368
   Inventories                                    153,749           168,035
   Deferred income taxes                            6,614             6,913
   Prepaid expenses and other current assets        5,046             3,376
        Total Current Assets                      270,615           278,395

Other Assets                                       12,425            13,632

Property, Plant and Equipment                     636,251           622,334
   Less accumulated depreciation                  266,321           258,599
                                                  369,930           363,735
                                               $  652,970        $  655,762
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                81,749            81,587
   Accrued expenses                                36,104            38,213
   Current maturities of long-term debt             4,103             4,353
        Total Current Liabilities                 121,956           124,153

Long-term Debt, less current maturities           163,230           185,753
Deferred Income Taxes                              58,399            52,708
Minority Interest in Subsidiary                       889               889

Stockholders' Equity:
   Preferred stock, $.01 par value, authorized 5,000,000
     shares; none issued                               --                --
   Common stock - Class A, $.01 par value, authorized
     100,000,000 shares; 13,794,529 issued and outstanding
     in 2000 and 1999                                 138               138
   Common stock - Class B, $.01 par value, authorized
     60,000,000 shares; 27,589,250 issued and outstanding in
     2000 and 1999                                    276               276
   Additional paid-in capital                      79,625            79,625
   Retained earnings                              228,457           214,220
     Total Stockholders' Equity                   308,496           294,259
                                               $  652,970        $  655,762
See Notes to Condensed Consolidated Financial Statements.

                          PILGRIM'S PRIDE CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                                                        QUARTER ENDED
                                                  January 1,     January 2,
                                                     2000         1999

                                                    (13 weeks) (14 weeks)
                                               (in thousands, except share
                                                   and per share data)
Net Sales                                         $ 354,825    $ 336,088
Costs and Expenses:
   Cost of sales                                    309,348      292,187
   Selling, general and administrative               20,255       17,715

                                                    329,603      309,902

        Operating Income                             25,222       26,186

Other Expense (Income):
   Interest expense, net                              3,903        4,733
   Foreign exchange loss (gain)                          10          (92)
   Miscellaneous, net income                           (198)          88
                                                      3,715        4,729

Income before income taxes                           21,507       21,457
Income tax expense                                    6,649        5,537
        Net income                                $  14,858    $  15,920

Net income per common share - basic and diluted   $     .36    $     .38

Dividends per common share                        $    .015    $     .01

Weighted average shares outstanding              41,383,779   41,383,779

See Notes to Condensed Consolidated Financial Statements.

                          PILGRIM'S PRIDE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                                       QUARTER ENDED
                                                  January 1,      January 2,
                                                     2000         1999

                                                    (13 weeks) (14 weeks)
                                                      (in thousands)

Cash Flows From Operating Activities:
 Net income                                       $  14,858    $   15,920
 Adjustments to reconcile net income to cash
   provided by operating activities:
    Depreciation and amortization                     8,586         8,653
    (Gain) loss on property disposals                    (7)           76
    Provision for doubtful accounts                      33           334
    Deferred income taxes                             5,990         4,195
   Changes in operating assets and liabilities:
    Accounts and other receivable                    (8,068)       (7,942)
    Inventories                                      14,286        10,811
    Prepaid expenses                                 (1,670)        1,021
    Accounts payable and accrued expenses            (1,947)        4,777
    Other                                              (238)         (396)
     Net Cash Flows Provided By Operating Activities: 31,820       37,449

Investing Activities:
 Acquisitions of property, plant and equipment      (14,412)      (12,833)
 Proceeds from property disposals                         44          235
 Other, net                                            1,005         (340)
     Net Cash Used In Investing Activities          (13,363)      (12,938)

Financing Activities:
 Proceeds from notes payable                           1,000           --
 Payments on notes payable                           (1,000)           --
 Proceeds from long-term debt                         20,000           --
 Payments on long-term debt                         (40,809)      (15,780)
 Cash dividends paid                                   (621)         (414)
     Cash Used In Financing Activities              (21,430)      (16,194)
Effect of Exchange Rate Changes
  on Cash and Cash Equivalents                           73           224
     (Decrease) increase in cash
       and cash equivalents                          (2,900)        8,541
Cash and cash equivalents at beginning of year       15,703        25,125
     Cash and cash equivalents at end of period   $  12,803     $  33,666

Supplemental disclosure information:
 Cash paid during the period for:
   Interest (net of amount capitalized)           $   1,344     $   1,930
   Income Taxes                                   $      106    $   4,779

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
______________________________________________________________________________

NOTE A--BASIS OF PRESENTATION

   The accompanying unaudited condensed consolidated financial statements of Pilgrim's Pride Corporation ("Pilgrim's" or "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Condensed Consolidated Balance Sheet as of October 2, 1999 has been derived from the audited financial statements as of that date. Operating results for the period ended January 1, 2000 are not necessarily indicative of the results that may be expected for the year ended September 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in Pilgrim's annual report on Form 10-K for the year ended October 2, 1999.

   The consolidated financial statements include the accounts of Pilgrim's and its wholly and majority owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.

   The Company reports on the basis of a 52/53-week fiscal year, which ends on the Saturday closest to September 30. As a result, the Company's first quarter of fiscal year 2000 ended on January 1, 2000, and included 13 weeks, while the Company's first quarter of fiscal 1999, which ended on January 2, 1999, had 14 weeks.

   The assets and liabilities of the foreign subsidiaries are translated at end-of-period exchange rates, except for any non-monetary assets, which are translated at equivalent dollar costs at dates of acquisition using historical rates. Operations of foreign subsidiaries are translated at average exchange rates in effect during the period.

   Historical per share and weighted average shares outstanding amounts have been restated, where appropriate, to give effect to the July 1999 stock dividend.

NOTE B--INVENTORIES

   Inventories consist of the following:

                          JANUARY 1, 2000                 OCTOBER 2, 1999
                                          (in thousands)

Live chickens and hens        $   43,623                    $   68,116
Feed, eggs and other              51,047                        48,021
Finished chicken products         59,079                        51,898
                              $  153,749                    $  168,035

NOTE C--LONG-TERM DEBT

   On December 14, 1999, the Company arranged for a $200 million revolving/term borrowing facility secured by certain property, plant and equipment of the Company. The facility provides for $140 million and $60 million of 10-year and 7-year, respectively, commitments. Borrowings will be split pro-rata between the 10-year and 7-year maturities as they occur. Interest rates on outstanding balances are tied to the Company's debt-to-capitalization ratio. The current rates under the facility are LIBOR plus one and one-quarter percent for the 7-year term and LIBOR plus one and three-eighths percent for the 10-year term. Upon closing the agreement on December 14, 1999, the Company paid off two of its term lenders who simultaneously became part of the bank group which provides the new revolving/term borrowing facility. As a result of this refinancing, the annual maturities of long-term debt for the five years subsequent to October 2, 1999 are adjusted as follows: 2000-$4.1 million; 2001-$4.7 million; 2002-$5.0 million; 2003-$99.2 million and 2004-$5.6 million. As of January 20, 2000 there were no outstanding balances under this agreement.

NOTE D--RELATED PARTY TRANSACTIONS

     Transactions with related entities are summarized as follows:

                                                         QUARTER ENDED
                                                JANUARY 1, 2000 JANUARY 2, 1999
                                                   (13 weeks)      (14 weeks)
                                                        (in thousands)
 Contract egg grower fees to major stockholder     $   1,345        $    903
 Chick, feed and other sales to major stockholder     26,555          23,050
 Live chicken purchases from major stockholder         9,360          12,565


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

1  Business strategy;
2  Product mix;
3  Sales and marketing plans; and
4  Operating efficiencies.

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

   The Company's accounting cycle resulted in 13 weeks of operations in the first quarter of fiscal 2000 compared to 14 weeks in the first quarter of fiscal 1999.

   The following table presents certain information regarding the Company's U.S. and Mexican operations.

                                                    Quarter Ended
                                       January 1, 2000         January 2, 1999
                                         (13 weeks)               (14 weeks)
Net Sales to Unaffiliated
Customers:
     United States                         $284,379                   $266,954
     Mexico                                  70,446                     69,134
Operating Income:
     United States                           21,106                     18,741
     Mexico                                   4,116                      7,445

   The following table presents certain items as a percentage of net sales for the periods indicated.

                                                  QUARTER ENDED
                                      JANUARY 1, 2000       JANUARY 2, 1999
Net sales                                   100.0%               100.0%
Costs and expenses:
  Cost of sales                              87.2                 86.9
  Gross profit                               12.8                 13.1
  Selling, general and administrative         5.7                  5.3
Operating Income                              7.1                  7.8
Interest expense                              1.1                  1.4
Income before income taxes                    6.1                  6.4
Net Income                                    4.2                  4.7


RESULTS OF OPERATIONS

FIRST QUARTER 2000 COMPARED TO FIRST QUARTER 1999:

   NET SALES. Consolidated net sales were $354.8 million for the first quarter of fiscal 2000, an increase of $18.7 million, or 5.6% from the
first quarter  of  fiscal  1999.   The  increase  in consolidated net sales
resulted from a $25.2 million increase in U.S. chicken sales to $250.2 million and a $1.3 million increase in Mexico chicken sales to $70.4 million offset by a $7.8 million decrease of sales of other U.S. products to $34.2 million. The increase in U.S. chicken sales was primarily due to an 8.5% increase in total revenue per dressed pound and a 2.5% increase in dressed pounds produced. The increase in Mexico chicken sales was primarily due to a 2.2% increase in revenue per dressed pound partially offset by a
 .3% decrease in dressed pounds produced. The $7.8 million decrease in sales of other U.S. products was primarily due to lower selling prices in the Company's commercial egg division.
   Cost of Sales. CONSOLIDATED COST OF SALES WAS $309.3 MILLION IN THE FIRST QUARTER OF FISCAL 2000, AN INCREASE OF $17.2 MILLION, OR 5.9% COMPARED TO THE FIRST QUARTER OF FISCAL 1999. THE INCREASE RESULTED PRIMARILY FROM A $12.5 MILLION INCREASE IN THE COST OF SALES OF U.S. OPERATIONS AND BY A $4.7 MILLION INCREASE IN THE COST OF SALES IN MEXICO OPERATIONS. THE COST OF SALES INCREASE IN U.S. OPERATIONS OF $12.5 MILLION WAS DUE PRIMARILY TO INCREASED PRODUCTION OF HIGHER COST AND MARGIN PREPARED FOOD PRODUCTS AND BY A 2.5% INCREASE IN DRESSED POUNDS PRODUCED. THE $4.7 MILLION COST OF SALES INCREASE IN MEXICO OPERATIONS WAS PRIMARILY DUE TO A 8.4% INCREASE IN AVERAGE COSTS OF SALES PER DRESSED POUND PRODUCED CAUSED PRIMARILY BY LIVE-PRODUCTION DIFFICULTIES EXPERIENCED DURING THE QUARTER. THE COMPANY ANTICIPATES THAT THIS NEGATIVE COMPARABLE TREND WILL CONTINUE THROUGH THE SECOND FISCAL QUARTER BUT SHOULD BE ELIMINATED THEREAFTER.

   Gross Profit. GROSS PROFIT WAS $45.5 MILLION FOR THE FIRST QUARTER OF FISCAL 2000, AN INCREASE OF $1.6 MILLION, OR 3.6% OVER THE SAME PERIOD LAST YEAR. GROSS PROFIT AS A PERCENTAGE OF SALES DECREASED TO 12.8% IN THE FIRST QUARTER OF FISCAL 2000 FROM 13.1% IN THE FIRST QUARTER OF FISCAL 1999. THE LOWER GROSS PROFIT RESULTED PRIMARILY FROM HIGHER AVERAGE COSTS OF SALES PER DRESSED POUND PRODUCED IN MEXICO.

   BEGINNING IN THE FOURTH QUARTER OF FISCAL 1999, COMMODITY CHICKEN MARGINS HAVE BEEN UNDER PRESSURE DUE, IN PART, TO INCREASED LEVELS OF CHICKEN PRODUCTION IN THE U.S. AND MEXICO. TO THE EXTENT THAT THESE TRENDS CONTINUE, SUBSEQUENT PERIOD'S GROSS MARGINS COULD BE NEGATIVELY AFFECTED TO THE EXTEND NOT OFFSET BY OTHER FACTORS SUCH AS THOSE DISCUSSED UNDER "- GENERAL" ABOVE.

   Selling, General and Administrative Expenses. CONSOLIDATED SELLING, GENERAL AND ADMINISTRATIVE EXPENSES WERE $20.3 MILLION IN THE FIRST QUARTER OF FISCAL 2000 AND $17.7 MILLION IN THE FIRST QUARTER OF FISCAL 1999. CONSOLIDATED SELLING, GENERAL AND ADMINISTRATIVE EXPENSES AS A PERCENTAGE OF SALES INCREASED IN THE FIRST QUARTER OF FISCAL 2000 TO 5.7% COMPARED TO 5.3% IN THE FIRST QUARTER OF FISCAL 1999 DUE PRIMARILY TO INCREASED RETIREMENT AND VARIABLE COMPENSATION COSTS WHICH ARE DEPENDENT UPON U.S. PROFITS AND OTHER ADMINISTRATIVE EXPENSES.

   Operating Income. CONSOLIDATED OPERATING INCOME WAS $25.2 MILLION FOR THE FIRST QUARTER OF FISCAL 2000, A DECREASE OF $1.0 MILLION, OR 3.7% WHEN COMPARED TO THE FIRST QUARTER OF FISCAL 1999, RESULTING PRIMARILY FROM INCREASED AVERAGE COSTS OF SALES PER DRESSED POUND PRODUCED IN MEXICO.

   Interest Expense. CONSOLIDATED NET INTEREST EXPENSE DECREASED 17.5% TO $3.9 MILLION IN THE FIRST QUARTER OF FISCAL 2000, WHEN COMPARED TO $4.7 MILLION FOR THE FIRST QUARTER OF FISCAL 1999, DUE TO LOWER AVERAGE OUTSTANDING DEBT LEVELS.

   Income Tax Expense. CONSOLIDATED INCOME TAX EXPENSE IN THE FIRST QUARTER OF FISCAL 2000 INCREASED TO $6.6 MILLION COMPARED TO AN EXPENSE OF $5.5 MILLION IN THE FIRST QUARTER OF FISCAL 1999. THIS INCREASE RESULTED FROM HIGHER U.S. EARNINGS IN THE FIRST QUARTER OF FISCAL 2000 THAN IN THE FIRST QUARTER OF FISCAL 1999.

LIQUIDITY AND CAPITAL RESOURCES

   The Company maintains $70 million in revolving credit facilities and $200 million in secured-revolving/term borrowing facilities. The credit facilities provide for interest at rates ranging from LIBOR plus one and one-quarter percent to LIBOR plus one and three-eighths percent and are secured by inventory and fixed assets or are unsecured. As of January 20, 2000, $63.3 million was available under the revolving credit facilities and $200 million was available under the revolving/term borrowing facilities.

   On December 14, 1999, the Company arranged for a $200 million revolving/term borrowing facility secured by certain property, plant and equipment of the Company. The facility provides for $140 million and $60 million of 10-year and 7-year, respectively, commitments. Borrowings will be split pro-rata between the 10-year and 7-year maturities as they occur. Interest rates on outstanding balances are tied to the Company's debt-to-capitalization ratio. The current rates under the facility are LIBOR plus one and one-quarter percent for the 7-year term and LIBOR plus one and three-eighths percent for the 10-year term. Upon closing the agreement on December 14, 1999, the Company paid off two of its term lenders who simultaneously became part of the bank group which provides the new revolving/term borrowing facility. As a result of this refinancing, the annual maturities of long-term debt for the five years subsequent to October 2, 1999 are adjusted as follows: 2000-$4.1 million; 2001-$4.7 million; 2002-$5.0 million; 2003-$99.2 million and 2004-$5.6 million. As of January 20, 2000 there were no outstanding balances under this agreement.

   On June 29, 1999, the Camp County Industrial Development Corporation issued $25.0 million of variable-rate environmental facilities revenue bonds supported by letters of credit obtained by the Company. The Company may draw from these proceeds over the construction period for new sewage and solid waste disposal facilities at a poultry by-products plant to be built in Camp County, Texas. The Company is not required to borrow the full amount of the proceeds from the bonds. All amounts borrowed from these funds will be due in 2029. Any amounts the Company does not borrow by June 2002 will not be available. The amounts borrowed by the Company will be reflected as debt when received from the Camp County Industrial Development Corporation. It is expected that the reflection of the bonds as debt will occur before June, 2002. The interest rates on amounts borrowed will closely follow the tax-exempt commercial paper rates.

   On June 26, 1998 the Company entered into an asset sale agreement to sell up to $60 million of accounts receivable. Under this agreement, the Company may sell, on a revolving basis, certain of its trade receivables to a special purpose corporation, wholly owned by us, which in turn may sell a percentage ownership interest to third parties. As of January 1, 2000, no sold trade receivables were outstanding and the entire facility was available for sales of interests in qualifying receivables.

   At January 1, 2000, the Company's working capital and current ratio was $148.7 million and 2.22 to 1, respectively, compared to of $154.2 million and 2.24 to 1, respectively, at October 2, 1999.

   Trade accounts and other receivables were $92.4 million at January 1, 2000, compared to $84.4 million at October 2, 1999. The 9.5% increase between January 1, 2000 and October 2, 1999 was primarily due to an increase in sales of prepared food products, which normally have longer credit terms than fresh chicken sales.

   Inventories were $153.7 million at January 1, 2000, compared to $168.0 million at October 2, 1999. The $14.3 million, or 8.5% decrease in inventories between January 1, 2000 and October 2, 1999 was due primarily to lower costs in the live chicken and hen inventories resulting from lower feed ingredient costs and seasonal variations in sales of chicken and feed products to the Company's principal stockholder.

   Capital expenditures were $14.4 million and $12.8 million for three months period ended January 1, 2000 and January 2, 1999, respectively, were primarily incurred to expand certain facilities, improve efficiencies, reduce costs and for the routine replacement of equipment. The Company has budgeted approximately $100.0 million for capital expenditures in each of its next three fiscal years, primarily to increase capacity through either building or acquiring new facilities, to improve efficiencies and for the routine replacement of equipment. However, actual levels of capital expenditures in any fiscal year may be greater or less than those budgeted. We expect to finance such expenditures with available operating cash flows and long-term financing.

   Cash flows provided by operating activities were $31.8 million and $37.4 million, for the three month periods ended January 1, 2000 and January 2, 1999, respectively. The decrease in cash flows provided by operating activities for the three months ended January 1, 2000 when compared to the three months ended January 2, 1999 was due primarily to increased prepaid expenses and decreased accounts payable and accrued expenses.

   Cash flows used in financing activities were $21.4 million and $16.2 million for the three month periods ended January 1, 2000 and January 2, 1999, respectively. The cash used in financing activities primarily reflects the net proceeds (payments) from notes payable and long-term financing and debt retirement.

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

   THE COMPANY HAS TESTED THE IDENTIFIED SYSTEMS AND UPDATED THOSE SYSTEMS IN THE U.S., INCLUDING THE SOFTWARE AND HARDWARE COMPONENTS DEEMED NECESSARY TO ENSURE THE UNINTERRUPTED FULFILLMENT OF THE COMPANY'S CORE BUSINESS PROCESSES AS THEY RELATE TO THE TIMELY, ACCURATE AND QUALITY PRODUCTION AND DELIVERY OF OUR PRODUCTS TO OUR CUSTOMERS, THE PROCESSING OF ACCOUNTING INFORMATION, AND THE ASSOCIATED PROCESSING AND REPORTING OF INFORMATION AS REQUIRED BY OUR BUSINESS PARTNERS, BANKS AND GOVERNMENT AGENCIES. THE COMPANY HAS UPDATED ITS CORE SYSTEMS IN MEXICO. THE COMPANY PRESENTLY BELIEVES THAT DUE IN-PART TO THESE MODIFICATIONS AND REPLACEMENTS, THE YEAR 2000 ISSUE DID NOT POSE SIGNIFICANT OPERATIONAL PROBLEMS FOR ITS COMPUTER SYSTEMS THROUGH JANUARY 20, 2000.

   THE COMPANY HAS REVIEWED YEAR 2000 DISCLOSURES OF THE PACKAGED SOFTWARE APPLICATIONS IT USES TO ENSURE YEAR 2000 COMPLIANCE. THE SUPPLIERS OF THESE SOFTWARE PRODUCTS HAVE PROVIDED APPROACHES FOR THE COMPANY TO ENSURE COMPLIANCE OF CORE SOFTWARE, EITHER THROUGH PROGRAM OPTIONS, UPGRADES OR NEW PRODUCTS. THESE SOLUTIONS HAVE BEEN IMPLEMENTED AND ARE OPERATIONAL.

   THE COMPANY REGULARLY UPGRADES AND REPLACES HARDWARE PLATFORMS SUCH AS DATABASE AND APPLICATION SERVERS AS WELL AS ITS TELEPHONE SYSTEMS. ALL OF THE COMPANY'S CRITICAL BUSINESS APPLICATION SERVERS ARE YEAR 2000 COMPLIANT AND 100% OF OUR CORE PERSONAL COMPUTERS ARE YEAR 2000 COMPLIANT. THERE ARE 35 CORE TELEPHONE SWITCHING SYSTEMS, ALL OF WHICH ARE YEAR 2000 COMPLIANT.

   THE EMBEDDED TECHNOLOGY IN THE PRODUCTION ENVIRONMENT, SUCH AS PROGRAMMABLE LOGIC CONTROLLERS, COMPUTER-CONTROLLED VALVES AND OTHER
EQUIPMENT, HAS BEEN INVENTORIED AND ALL ISSUES IDENTIFIED HAVE BEEN RESOLVED. THERE WAS NO SIGNIFICANT EXPOSURE WITH REGARD TO PRODUCTION EQUIPMENT THROUGH JANUARY 20, 2000.

   SYSTEMS ASSESSMENTS AND MINOR SYSTEM MODIFICATIONS WERE COMPLETED USING EXISTING INTERNAL RESOURCES AND, AS A RESULT, INCREMENTAL COSTS WERE MINIMAL. SYSTEM REPLACEMENT, CONSISTING PRIMARILY OF CAPITAL PROJECTS, WERE INITIATED FOR OTHER BUSINESS PURPOSES WHILE AT THE SAME TIME ACHIEVING YEAR 2000 COMPLIANCE. SYSTEM REPLACEMENT PROJECTS WERE COMPLETED PRIMARILY USING EXTERNAL RESOURCES. THE TOTAL COST OF THE YEAR 2000 PROJECT DID NOT HAVE A MATERIAL ADVERSE EFFECT ON THE COMPANY'S RESULTS OF OPERATIONS.

   ADDITIONALLY, THE COMPANY INITIATED COMMUNICATIONS WITH ALL OF ITS SIGNIFICANT SUPPLIERS AND CERTAIN LARGE CUSTOMERS TO DETERMINE THE EXTENT TO WHICH THE COMPANY'S INTERFACE SYSTEMS ARE VULNERABLE TO THOSE THIRD PARTIES' FAILURE TO REMEDIATE THEIR OWN YEAR 2000 ISSUES. MOST OF OUR SIGNIFICANT SUPPLIERS, SUCH AS FUEL, ELECTRICAL, WATER, RAIL, GRAIN AND CONTAINER, RESPONDED FAVORABLY. OTHER KEY VENDOR AND CUSTOMER ASSESSMENTS WERE COMPLETED WITH FAVORABLE RESPONSES.

   THE COMPANY INSTITUTED A TWO-FOLD APPROACH TO CONTINGENCY PLANNING; TECHNICAL AND BUSINESS CONTINUITY. THE TECHNICAL CONTINGENCY PLANNING TOOK PLACE IN CONJUNCTION WITH THE IMPLEMENTATION OF THE COMPANY'S NEW INFORMATION SYSTEMS IN THE U.S., AND CONTINUED THROUGH THE END OF 1999 PICKING UP THE NON-CORE HARDWARE AND SUPPORT TECHNOLOGY IN BOTH THE U.S. AND MEXICO. BUSINESS CONTINGENCY PLANNING IN THE END WAS MINIMAL BASED ON OUR SUPPLIER EVALUATIONS AND ASSESSMENT OF RISK.

   AS OF JANUARY 20, 2000, THERE HAVE BEEN NO SIGNIFICANT BUSINESS INTERRUPTIONS RELATED TO THE YEAR 2000 ISSUE. THE COMPANY WILL CONTINUE TO MONITOR AND TEST ITS SYSTEMS AND THOSE OF OUR KEY VENDORS AND DEVELOP CONTINGENCY PLANS, IF NEEDED, SHOULD ANY ISSUES BE IDENTIFIED.

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

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   There  have  been  no material changes from the information provided  in
Item 7 of the Company's Annual Report on Form 10-K for the year ended October 2, 1999.

PART II

OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT NUMBER

10.26 Credit Agreement dated December 14, 1999 by and between Pilgrim's Pride Corporation and CoBank, ACB, individually and as agent, and the lenders from time to time parties thereto as lenders.

   The Company did not file any reports on Form 8-K during the three months ended January 1, 2000.

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                PILGRIM'S PRIDE CORPORATION

Date    JANUARY 20, 2000        /s/  Richard A. Cogdill

                                Richard A. Cogdill
                                Executive Vice President and
                                Chief Financial Officer
                                Secretary and Treasurer in his
                                respective capacity as such