Form 10-Q/A
period 2000-01-01
PILGRIMS PRIDE CORP
filed 2000-01-25
CIK 802481

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

   The following table presents certain information regarding the Company's U.S. and Mexico operations.

                                                      Quarter Ended
                                              January 1, 2000  January 2,  1999
                                                (13 weeks)        (14 weeks)
                                                       (in thousands)
Net    Sales    to   Unaffiliated
Customers:
     United States                                $284,379           $266,954
     Mexico                                         70,446             69,134
Operating Income:
     United States                                  21,106             18,741
     Mexico                                          4,116              7,445

   The following table presents certain items as a percentage of net sales for the periods indicated.

                                                        QUARTER ENDED
                                              JANUARY 1, 2000  JANUARY 2, 1999
Net sales                                           100.0%         100.0%
Costs and expenses:
  Cost of sales                                      87.2           86.9
  Gross profit                                       12.8           13.1
  Selling, general and administrative                 5.7            5.3
Operating Income                                      7.1            7.8
Interest expense                                      1.1            1.4
Income before income taxes                            6.1            6.4
Net Income                                            4.2            4.7

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

   Cost of Sales. CONSOLIDATED COST OF SALES WAS $309.3 MILLION IN THE FIRST QUARTER OF FISCAL 2000, AN INCREASE OF $17.2 MILLION, OR 5.9% COMPARED TO THE FIRST QUARTER OF FISCAL 1999. THE INCREASE RESULTED PRIMARILY FROM A $12.5 MILLION INCREASE IN THE COST OF SALES OF U.S. OPERATIONS AND BY A $4.7 MILLION INCREASE IN THE COST OF SALES IN MEXICO OPERATIONS. THE COST OF SALES INCREASE IN U.S. OPERATIONS OF $12.5 MILLION WAS DUE PRIMARILY TO INCREASED PRODUCTION OF HIGHER COST AND MARGIN PREPARED FOOD PRODUCTS AND BY A 2.5% INCREASE IN DRESSED POUNDS PRODUCED. THE $4.7 MILLION COST OF SALES INCREASE IN MEXICO OPERATIONS WAS PRIMARILY DUE TO A 8.4% INCREASE IN AVERAGE COSTS OF SALES PER DRESSED POUND PRODUCED CAUSED PRIMARILY BY THE CONTINUED SHIFT OF PRODUCTION TO A HIGHER-VALUED PRODUCT MIX AND LIVE-PRODUCTION DIFFICULTIES EXPERIENCED DURING THE QUARTER.

   Gross Profit. GROSS PROFIT WAS $45.5 MILLION FOR THE FIRST QUARTER OF FISCAL 2000, AN INCREASE OF $1.6 MILLION, OR 3.6% OVER THE SAME PERIOD LAST YEAR. GROSS PROFIT AS A PERCENTAGE OF SALES DECREASED TO 12.8% IN THE FIRST QUARTER OF FISCAL 2000 FROM 13.1% IN THE FIRST QUARTER OF FISCAL 1999. THE LOWER GROSS PROFIT RESULTED PRIMARILY FROM LOWER NET MARGINS ON A RICHER PRODUCT MIX IN MEXICO AND FROM HIGHER AVERAGE LIVE-PRODUCTION COST PER DRESSED POUND PRODUCED IN MEXICO.

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

   Operating Income. CONSOLIDATED OPERATING INCOME WAS $25.2 MILLION FOR THE FIRST QUARTER OF FISCAL 2000, A DECREASE OF $1.0 MILLION, OR 3.7% WHEN COMPARED TO THE FIRST QUARTER OF FISCAL 1999, RESULTING PRIMARILY LOWER NET MARGINS ON A RICHER PRODUCT MIX IN MEXICO AND FROM INCREASED AVERAGE LIVE-PRODUCTION COSTS PER DRESSED POUND PRODUCED IN MEXICO.

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

STATEMENTS REGARDING FORWARD LOOKING COMMENTS

   THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 PROVIDES A SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS MADE BY (OR ON BEHALF OF) THE COMPANY. EXCEPT FOR HISTORICAL INFORMATION CONTAINED HEREIN, MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION OR OTHER DISCUSSIONS ELSEWHERE IN THIS FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS THAT ARE DEPENDENT UPON A NUMBER OF RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-
LOOKING  STATEMENT.   THESE  RISKS  AND UNCERTAINTIES  INCLUDE  CHANGES  IN
COMMODITY  PRICES  OF  FEED INGREDIENTS AND CHICKEN,  THE  COMPANY'S
SUBSTANTIAL INDEBTEDNESS, RISKS ASSOCIATED WITH THE COMPANY'S FOREIGN OPERATIONS, INCLUDING CURRENCY EXCHANGE RATE FLUCTUATIONS, TRADE BARRIERS, EXCHANGE CONTROLS, EXPROPRIATION AND CHANGES IN LAWS AND PRACTICES, THE IMPACT OF CURRENT AND FUTURE LAWS AND REGULATIONS, AND THE OTHER RISKS DESCRIBED IN THE COMPANY'S SEC FILINGS. THE COMPANY DOES NOT INTEND TO PROVIDE UPDATED INFORMATION ABOUT THE MATTERS REFERRED TO IN THESE FORWARD LOOKING STATEMENTS, OTHER THAN IN THE CONTEXT OF MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION AND OTHER DISCLOSURES IN THE COMPANY'S SEC FILINGS.

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

                                PILGRIM'S PRIDE CORPORATION

                                  /s/ Richard A. Cogdill

Date    JANUARY 24, 2000
                                Richard A. Cogdill
                                Executive Vice President and
                                Chief Financial Officer
                                Secretary and Treasurer in his
                                respective capacity as such