Form 10-Q
period 2000-04-01
PILGRIMS PRIDE CORP
filed 2000-04-21
CIK 802481

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                 FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                    For quarter ended    APRIL 1, 2000

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

27,589,250 shares of the Registrant's Class B Common Stock, $.01 par value, were outstanding as of April 20, 2000.

13,794,529 shares of the Registrant's Class A Common Stock, $.01 par value, were outstanding as of April 20, 2000.

                                   INDEX

               PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

     Item 1. Financial Statements (Unaudited)

        Condensed consolidated balance sheets

           April 1, 2000 and October 2, 1999

        Consolidated statements of income

       Three months and six months ended April 1,  2000  and  April  3, 1999

        Consolidated statements of cash flows

       Six months ended April 1, 2000 and April 3, 1999

        Notes to condensed consolidated financial statements--April 1, 2000


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Item 3. Quantitative and Qualitative Disclosures about Market Risk

PART II.  OTHER INFORMATION

     Item 1. Legal Proceedings

     Item 4. Submission of Matters to a Vote of Security Holders

     Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

                       PART I.  FINANCIAL INFORMATION
                 PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)

ITEM 1.  FINANCIAL STATEMENTS          APRIL 1, 2000    OCTOBER 2, 1999
                                                 (unaudited)
ASSETS                                          (in thousands)
Current Assets:
   Cash and cash equivalents            $  10,471         $  15,703
   Trade accounts and other receivables,
     less allowance for doubtful accounts  58,432            84,368
   Inventories                            185,831           168,035
   Deferred income taxes                    6,673             6,913
   Prepaid expenses and other current
     assets                                 3,942             3,376
        Total Current Assets              265,349           278,395

Other Assets                               19,575            13,632

Property, Plant and Equipment             654,329           622,334
   Less accumulated depreciation          274,095           258,599
                                          380,234           363,735
                                       $  665,158        $  655,762
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                      $ 90,594          $ 81,587
   Accrued expenses                        30,249            38,213
   Current maturities of long-term debt     5,041             4,353
        Total Current Liabilities         125,884           124,153

Long-Term Debt, less current maturities   175,350           183,753
Deferred Income Taxes                      46,137            52,708
Minority Interest in Subsidiary               889               889

Stockholders' Equity:
   Preferred stock, $.01 par value,
     authorized 5,000,000
     shares;  none issued                      --                --
   Common stock - Class A, $.01 par value,
     authorized 100,000,000 shares;
     13,794,529 issued and outstanding
     in 2000 and 1999                         138               138
   Common stock - Class B, $.01 par value,
     authorized 60,000,000 shares;
     27,589,250 issued and outstanding in
     2000 and 1999                            276               276
   Additional paid-in capital              79,625            79,625
   Retained earnings                      236,859           214,220
     Total Stockholders' Equity           316,898           294,259
                                        $ 665,158         $ 655,762
<TABLE\>
See notes to condensed consolidated financial statements.


                 PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)



                          Three Months Ended         Six Months Ended
                          April 1,   April 3,       April 1,   April 3,
                           2000       1999           2000        1999
                                                  (26 weeks)  (27 weeks)
                         (in thousands, except share and per share data)
Net Sales                $373,260     $  329,894    $ 728,085  $  665,982

Costs and Expenses:
   Cost of sales          339,231        283,632      648,580     575,819
   Selling, general and
     administrative        20,747         20,970       41,001      38,685

                          359,978        304,602      689,581     614,504

   Operating income        13,282         25,292       38,504      51,478
Other Expense (Income):
   Interest expense, net    4,699          4,090        8,602       8,823
   Foreign exchange gain     (76)          (161)         (66)       (253)
   Miscellaneous, net       (519)          (261)        (717)       (173)
                            4,104          3,668        7,819       8,397
Income before income taxes  9,178         21,624       30,685      43,081
Income tax expense            155          7,044        6,804      12,581
   Net income            $  9,023       $ 14,580     $ 23,881    $ 30,500
Net income per common
   share                 $   0.22       $   0.35     $   0.58    $   0.74
Dividends per common
   share                 $  0.015       $   0.01     $   0.03    $   0.02
Weighted average
   shares outstanding  41,383,779     41,383,779   41,383,779  41,383,779

See Notes to condensed consolidated financial statements.

                        PILGRIM'S PRIDE CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)


                                                     SIX MONTHS ENDED
                                               APRIL 1, 2000    APRIL 3, 1999
                                                    (in thousands)
Cash Flows From Operating Activities:
   Net income                                        $23,881          $30,500
    Adjustments to reconcile net income to cash
      Provided by operating activities:
         Depreciation and amortization                17,464           17,121
         Loss/(Gain) on property disposals                40            (144)
         Provision for doubtful accounts             (1,307)            3,398
         Deferred income taxes                       (6,020)              760
Changes in operating assets and liabilities:
   Accounts and other receivable                      27,243            9,622
    Inventories                                     (17,796)         (30,571)
    Prepaid expenses                                   (877)              317
    Accounts payable and accrued expenses              1,042          (1,347)
    Other                                              (262)            (216)
         Cash Flows Provided by
           Operating Activities                       43,408           29,440

Investing Activities:
    Acquisitions of property, plant and equipment   (35,368)         (38,768)
    Proceeds from property disposals                   2,121              528
    Other, net                                       (6,448)            (996)
         Net Cash Used In Investing Activities      (39,695)         (39,236)

Financing Activities:
    Proceeds from notes payable to banks              35,000           14,000
    Repayment of notes payable to banks             (35,000)         (14,000)
    Proceeds from long-term debt                      20,047           15,259
    Payments on long-term debt                      (27,840)         (16,751)
    Cash dividends paid                              (1,242)            (828)
         Cash Used In Financing Activities           (9,035)          (2,320)
    Effect of exchange rate changes on cash and
      cash equivalents                                    90               43
         Decrease in cash and cash equivalents       (5,232)         (12,073)
Cash and cash equivalents at beginning of year        15,703           25,125
         Cash and cash equivalents at end of period  $10,471          $13,052

Supplemental disclosure information:
    Cash paid during the period for
      Interest (net of amount capitalized)          $  7,947         $  9,348
      Income Taxes                                  $ 12,737         $ 12,078



See notes to condensed consolidated financial statements.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Pilgrim's Pride Corporation ("Pilgrim's" or "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Condensed Consolidated Balance Sheet as of October 2, 1999 has been derived from the audited financial statements as of that date. Operating results for the period ended April 1, 2000 are not necessarily indicative of the results that may be expected for the year ended September 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in Pilgrim's annual report on Form 10-K for the year ended October 2, 1999.

The consolidated financial statements include the accounts of Pilgrim's and its wholly and majority owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.

The Company reports on the basis of a 52/53-week fiscal year, which ends on the Saturday closest to September 30. As a result, the first six months of fiscal 2000 ended April 1, 2000 had 26 weeks, while the first six months ended April 3, 1999 had 27 weeks.

The assets and liabilities of the foreign subsidiaries are translated at end-of-period exchange rates, except for any non-monetary assets, which are translated at equivalent dollar costs at dates of acquisition using historical rates. Operations of foreign subsidiaries are translated at average exchange rates in effect during the period.

Historical per share and weighted average shares outstanding amounts have been restated, where appropriate, to give effect to the July, 1999 stock dividend.

NOTE B--ACCOUNTS RECEIVABLE

On June 26, 1998 the Company entered into an asset sale agreement (the "Agreement") to sell up to $60 million of accounts receivable. In connection with the Agreement, the Company sells, on a revolving basis, certain of its trade receivables (the "Pooled Receivables") to a special purpose corporation, wholly owned by the Company, which in turn sells a percentage ownership interest to third parties. At April 1, 2000, an interest in these Pooled Receivables of $39.8 million had been sold to third parties and is reflected as a reduction to accounts receivable. These transactions have been recorded as sales in accordance with FASB Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The gross proceeds resulting from the sale are included in cash flows from operating activities in the Consolidated Statements of Cash Flows. Losses on these sales were immaterial.

NOTE C--INVENTORIES

Inventories consist of the following:
                                     APRIL 1, 2000        OCTOBER 2, 1999
                                                (in thousands)
Live chickens and hens              $     70,516            $      68,116
Feed, eggs and other                      57,955                   48,021
Finished chicken products                 57,360                   51,898
                                    $    185,831            $     168,035


NOTE D--LONG TERM DEBT

On December 14, 1999, the Company arranged for a $200 million revolving/term borrowing facility secured by certain property, plant and equipment of the Company. The facility provides for $140 million and $60 million of 10-year and 7-year, respectively, commitments. Borrowings will be split pro-rata between the 10-year and 7-year maturities as they occur. Interest rates on outstanding balances are tied to the Company's debt-to-capitalization ratio. The current rates under the facility are LIBOR plus one and one-quarter percent for the 7-year term and LIBOR plus one and three-eighths percent for the 10-year term. Upon closing the agreement on December 14, 1999, the Company paid off two of its term lenders who simultaneously became part of the bank group which provides the new revolving/term borrowing facility. As a result of this refinancing, the annual maturities of long-term debt for the five years subsequent to October 2, 1999 are adjusted as follows: 2000-$4.1 million; 2001-$4.7 million; 2002-$5.0 million; 2003-$99.2 million and 2004-$5.6 million.
As of April 1, 2000 there was $15.0 million outstanding under this agreement.

NOTE E--RELATED PARTY TRANSACTIONS

Transactions with related entities are summarized as follows:

                                                   Six Months Ended
                                          April 1, 2000         April 3, 1999
                                            (26 weeks)            (27 weeks)
                                                     (in thousands)
Contract egg grower fees to
   major stockholder                        $ 2,763                $ 2,106
Chick, feed and other sales to
   major stockholder                         31,223                 25,263
Live chicken purchases from
   major stockholder                         31,691                 26,135

On February 14, 2000 the Company purchased substantially all of the assets of a chicken litter disposal and fertilizer business operated by the Company's major stockholder's son for approximately $8.5 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Profitability in the chicken industry can be materially affected by the commodity prices of chicken, chicken parts and feed ingredients. Those commodity prices are determined largely by supply and demand. As a result, the chicken industry as a whole has been characterized by cyclical earnings. These cyclical fluctuations in earnings of individual chicken companies can be mitigated somewhat by:

     *  Business strategy;
     *  Product mix;
     *  Sales and marketing plans; and
     *  Operating efficiencies.

In an effort to reduce price volatility and to generate higher, more consistent profit margins, we have concentrated on the production and marketing of prepared food products. Prepared food products generally have higher profit margins than our other products. Also, the production and sale in the U.S. of prepared food products reduces the impact of the costs of feed ingredients on our profitability. Feed ingredient purchases are the single largest component of our cost of goods sold, representing approximately 30.9% of our cost of goods sold in fiscal 1999. The production of feed ingredients is positively or negatively affected primarily by weather patterns throughout the world, the global level of supply inventories and the agricultural policies of the United States and foreign governments. As further processing is performed, feed ingredient costs become a decreasing percentage of a product's total production costs, thereby reducing their impact on our profitability.

The Company's accounting cycle resulted in 26 weeks of operations in the first six months of fiscal 2000 compared to 27 weeks in the first six months of fiscal 1999.

The following table presents certain information regarding the Company's U.S. and Mexico operations.

                                 Three Months Ended         Six Months Ended
                              April 1,        April 3,    April 1,     April 3,
                                2000            1999        2000         1999
                                                         (26 weeks)  (27 weeks)
                                                (in thousands)
Net Sales to Unaffiliated
Customers:
     United States             $296,530      $273,362     $580,909    $540,316
     Mexico                      76,730        56,531      147,176     125,666
Operating Income:
     United States                3,502        21,741       24,609      40,482
     Mexico                       9,779         3,551       13,895      10,996

The following table presents certain items as a percentage of net sales for the periods indicated.

                                        Percentage of Net Sales
                              Three Months Ended           Six Months Ended
                              April 1,   April 3,          April 1, April 3,
                                2000       1999              2000     1999
Net Sales                     100.0 %     100.0 %          100.0 %     100.0 %
Costs and Expenses:
   Cost of sales               90.9        86.0             89.1        86.5
   Gross profit                 9.1        14.0             10.9        13.5
   Selling, general and
      administrative            5.6         6.4              5.6         5.8
Operating Income                3.6         7.7              5.3         7.7
Interest Income                 1.3         1.2              1.2         1.3
Income before Income Taxes      2.5         6.6              4.2         6.5
Net Income                      2.4         4.4              3.3         4.6


RESULTS OF OPERATIONS

SECOND QUARTER 2000 COMPARED TO SECOND QUARTER 1999:

NET SALES. Consolidated net sales were $373.3 million for the second quarter of fiscal 2000, an increase of $43.4 million, or 13.2%, from the second quarter of fiscal 1999. The increase in consolidated net sales resulted from a $20.2 million increase in Mexico chicken sales to $76.7 million, a $19.2 million increase in U.S. chicken sales to $253.7 million and by a $4.0 million increase of sales of other U.S. products to $42.9 million. The increase in Mexico chicken sales was primarily due to a 16.8% increase in revenue per dressed pound and by a 16.2% increase in dressed pounds produced. The increase in U.S. chicken sales was primarily due to a 12.5% increase in dressed pounds produced offset partially by a 3.9% decrease in total revenue per dressed pound. The $4.0 million increase in sales of other U.S. products was primarily due to higher selling prices in the Company's Poultry By-Products division.

COST OF SALES. Consolidated cost of sales was $339.2 million in the second quarter of fiscal 2000, an increase of $55.6 million, or 19.6%, compared to the second quarter of fiscal 1999. The increase resulted primarily from a $42.5 million increase in the cost of sales of U.S. operations and by a $13.1 million increase in the cost of sales in Mexico operations. The cost of sales increase in U.S. operations of $42.5 million was due primarily to 12.5% increase in dressed pounds produced, by increased production of higher cost prepared food products, losses realized in the late January, 2000 ice storm and by a $5.8 million write-off of accounts receivable associated with AmeriServe, which filed bankruptcy on January 31, 2000. AmeriServe is a significant distributor of products to several fast food and casual dining restaurant chains, several of which are customers of the Company.

The $13.1 million cost of sales increase in Mexico operations was primarily due to a 16.2% increase in dressed pounds produced and by a 9.1% increase in average costs of sales per dressed pound produced caused primarily by the continued shift of production to a higher-valued product mix.

GROSS PROFIT. Gross profit was $34.0 million for the second quarter of fiscal 2000, a decrease of $12.2 million, or 26.4%, over the same period last year. Gross profit as a percentage of sales decreased to 9.1% in the second quarter of fiscal 2000 from 14.0% in the second quarter of fiscal 1999. The lower gross profit resulted primarily from lower net margins on U.S. operations due to higher costs on higher volumes at decreased selling prices resulting from lower overall U.S. poultry market prices, losses realized in the late January, 2000 ice storm and the AmeriServe write-off discussed above.

Beginning in the fourth quarter of fiscal 1999, commodity chicken margins have been under pressure due, in part, to increased levels of chicken production in the U.S. To the extent that these trends continue, subsequent period's gross margins could be negatively affected to the extent not offset by other factors such as those discussed under "-General" above.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Consolidated selling, general and administrative expenses were $20.7 million in the second quarter of fiscal 2000 and $21.0 million in the second quarter of fiscal 1999. Consolidated selling, general and administrative expenses as a percentage of sales decreased in the second quarter of fiscal 2000 to 5.6% compared to 6.4% in the second quarter of fiscal 1999 due primarily to higher net sales while selling, general and administrative expenses stayed relatively stable.

OPERATING INCOME. Consolidated operating income was $13.3 million for the second quarter of fiscal 2000, a decrease of $12.0 million, or 47.5%, when compared to the second quarter of fiscal 1999, resulting primarily from lower net U.S. margins due to higher costs on higher volumes at decreased selling prices resulting from lower overall U.S. poultry market prices and the AmeriServe write-off discussed above.

INTEREST EXPENSE. Consolidated net interest expense increased 14.9% to $4.7 million in the second quarter of fiscal 2000, when compared to $4.1 million for the second quarter of fiscal 1999, due to higher average outstanding debt levels and higher interest rates experienced in the second quarter of fiscal 2000.

INCOME TAX EXPENSE. Consolidated income tax expense in the second quarter of fiscal 2000 decreased to $155,000 compared to an expense of $7.0 million in the second quarter of fiscal 1999. This decrease resulted from lower U.S. earnings in the second quarter of fiscal 2000 than in the second quarter of fiscal 1999.

FIRST SIX MONTHS OF FISCAL 2000 COMPARED
TO FIRST SIX MONTHS OF FISCAL 1999.

CONSOLIDATED NET SALES. Consolidated net sales were $728.1 million for the first six months of fiscal 2000, an increase of $62.1 million, or 9.3%, from the first six months of fiscal 1999. The increase in consolidated net sales resulted from a $44.4 million increase in U.S. chicken sales to $503.9 million and a $21.5 million increase in Mexico chicken sales to $147.2 million offset partially by a $3.8 million decrease of sales of other U.S. products to $77.0 million. The increase in U.S. chicken sales was primarily due to 7.5% increase in dressed pounds produced and by a 2.0% increase in total revenue per dressed pound. The increase in Mexico chicken sales was primarily due to a 9.5% increase in revenue per dressed pound and by a 6.9% increase in dressed pounds produced. The $3.8 million decrease in sales of other U.S. products was primarily due to lower selling prices in the Company's commercial egg division.

COST OF SALES. Consolidated cost of sales was $648.6 million in the first six months of fiscal 2000, an increase of $72.8 million, or 12.7%, compared to the first six months of fiscal 1999. The increase resulted primarily from a $54.9 million increase in the cost of sales of U.S. operations and by a $17.8 million increase in the cost of sales in Mexico operations. The cost of sales increase in U.S. operations of $54.9 million was due primarily to a 7.5% increase in dressed pounds produced, by increased production of higher cost and margin prepared food products, losses realized in the late January, 2000 ice storm and by a $5.8 million write off of accounts receivable associated with AmeriServe, which filed Bankruptcy on January 31, 2000. AmeriServe is a significant distributor of products to several fast food and casual dining restaurant chains, several of which are customers of the Company.

The $17.8 million cost of sales increase in Mexico operations was primarily due to a 6.9% increase in dressed pounds produced and by a 9.2% increase in average costs of sales per dressed pound produced caused primarily by the continued shift of production to a higher-valued product mix.

GROSS PROFIT. Gross profit was $79.5 million for the first six months of fiscal 2000, a decrease of $10.7 million, or 11.8%, over the same period last year. Gross profit as a percentage of sales decreased to 10.9% in the first six months of fiscal 2000 from 13.5% in the first six months of fiscal 1999. The lower gross profit resulted primarily from lower net margins on U.S. operations due to higher costs on higher volumes at decreased selling prices resulting from lower overall U.S. poultry market prices, losses realized in the late January, 2000 ice storm and the AmeriServe write off discussed above.

Beginning in the fourth quarter of fiscal 1999, commodity chicken margins have been under pressure due, in part, to increased levels of chicken production in the U.S. To the extent that these trends continue, subsequent period's gross margins could be negatively affected to the extent not offset by other factors such as those discussed under "-General" above.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Consolidated selling, general and administrative expenses were $41.0 million in the first six months of fiscal 2000 and $38.7 million in the first six months of fiscal 1999. Consolidated selling, general and administrative expenses as a percentage of sales decreased in the first six months of fiscal 2000 to 5.6% compared to 5.8% in the first six months of fiscal 1999 due primarily to higher net sales while selling, general and administrative expenses stayed relatively stable.

OPERATING INCOME. Consolidated operating income was $38.5 million for the first six months of fiscal 2000, a decrease of $13.0 million, or 25.2%, when compared to the first six months of fiscal 1999, resulting primarily from lower net U.S. margins due to higher costs on higher volumes at decreased selling prices resulting from lower overall U.S. poultry market prices, losses realized in the late January, 2000 ice storm and the AmeriServe write off discussed above.

INTEREST EXPENSE. Consolidated net interest expense decreased 2.5% to $8.6 million in the first six months of fiscal 2000, when compared to $8.8 million for the first six months of fiscal 1999 due to lower average outstanding debt levels offset in part by higher interest rates experienced in the first six months of 2000.

INCOME TAX EXPENSE. Consolidated income tax expense in the first six months of fiscal 2000 decreased to $6.8 million compared to an expense of $12.6 million in the first six months of fiscal 1999. This decrease resulted from lower U.S. earnings in the first six months of fiscal 2000 than in the first six months of fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company maintains $70 million in revolving credit facilities and $200 million in secured-revolving/term borrowing facilities. The credit facilities currently provide for interest at rates ranging from LIBOR plus one and one-quarter percent to LIBOR plus one and three-eighths percent and are secured by inventory and fixed assets or are unsecured. As of April 19, 2000, $63.3 million was available under the revolving credit facilities and $185.0 million was available under the revolving/term borrowing facilities.

On December 14, 1999, the Company arranged for a $200 million revolving/term borrowing facility secured by certain property, plant and equipment of the Company. The facility provides for $140 million and $60 million of 10-year and 7-year, respectively, commitments. Borrowings will be split pro-rata between the 10-year and 7-year maturities as they occur. Interest rates on outstanding balances are tied to the Company's debt-to-capitalization ratio. The current rates under the facility are LIBOR plus one and one-quarter percent for the 7-year term and LIBOR plus one and three-eighths percent for the 10-year term. Upon closing the agreement on December 14, 1999, the Company paid off two of its term lenders who simultaneously became part of the bank group, which provides the new revolving/term borrowing facility. As a result of this refinancing, the annual maturities of long-term debt for the five years subsequent to October 2, 1999 are adjusted as follows: 2000-$4.1 million; 2001-$4.7 million; 2002-$5.0 million; 2003-$99.2 million and 2004-$5.6 million.
As of April 19, 2000 there was  $15.0 million outstanding under this agreement.

On June 29, 1999, the Camp County Industrial Development Corporation issued $25.0 million of variable-rate environmental facilities revenue bonds supported by letters of credit obtained by the Company. The Company may draw from these proceeds over the construction period for new sewage and solid waste disposal facilities at a poultry by-products plant to be built in Camp County, Texas. The Company is not required to borrow the full amount of the proceeds from the bonds. All amounts borrowed from these funds will be due in 2029. Any amounts the Company does not borrow by June 2002 will not be available. The amounts borrowed by the Company will be reflected as debt when received from the Camp County Industrial Development Corporation. Management expects that the reflection of the bonds as debt will occur before June 2002. The interest rates on amounts borrowed will closely follow the tax-exempt commercial paper rates.

On June 26, 1998 the Company entered into an asset sale agreement (the "Agreement") to sell up to $60 million of accounts receivable. In connection with the Agreement, the Company sells, on a revolving basis, certain of its trade receivables (the "Pooled Receivables") to a special purpose corporation, wholly owned by the Company, which in turn sells a percentage ownership interest to third parties. At April 1, 2000, an interest in these Pooled Receivables of $39.8 million had been sold to third parties and is reflected as a reduction to accounts receivable. These transactions have been recorded as sales in accordance with FASB Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The gross proceeds resulting from the sale are included in cash flows from operating activities in the Consolidated Statements of Cash Flows. Losses on these sales were immaterial.

On March 31, 2000 the Company announced that its Board of Directors authorized the repurchase of $25 million of its outstanding Class A and/or Class B common stock. Based on the weighted average closing price of these securities on March 30, 2000, this would represent approximately 10% of the Company's total shares outstanding. The shares will be purchased on the open market from time-to-time and will be paid for out of operating cash flows or borrowings on existing lines of credit. As of April 19, 2000 no shares of stock had been repurchased under this plan.

At April 1, 2000, the Company's working capital and current ratio was $139.5 million and 2.11 to 1, respectively, compared to of $154.2 million and 2.24 to 1, respectively, at October 2, 1999.

Trade accounts and other receivables were $58.4 million at April 1, 2000, compared to $84.4 million at October 2, 1999. The 30.7% decrease between April 1, 2000 and October 2, 1999 was due to the sale of receivables under the asset sale agreement discussed above. Excluding the sale of receivables, trade accounts and other receivables would have increased 15.3% to $97.3 million. This increase was due primarily to the higher level of sales activity during the period.

Accounts payable and accrued expenses were $120.8 million at April 1, 2000, compared to $119.8 million at October 2, 1999, an increase of $1.0 million, or 0.8%.

Inventories were $185.8 million at April 1, 2000, compared to $168.0 million at October 2, 1999. The $17.8 million, or 10.6%, increase in inventories between April 1, 2000 and October 2, 1999 was due primarily to higher prepared food inventories resulting from the Company's intended growth in this market area.

Capital expenditures of $35.4 million and $38.8 million for the six month periods ended April 1, 2000 and April 3, 1999, respectively, were primarily incurred to expand certain facilities, improve efficiencies, reduce costs, routine equipment replacement and the purchase of a chicken litter disposal and fertilizer business as discussed in Note E of the Condensed Consolidated Financial Statements. Management of the Company and the independent members of the Board of Directors believe that the terms of the purchase of the chicken litter disposal and fertilizer business are not less favorable to the Company than those which could be arranged with unaffiliated
persons.   The Company has budgeted approximately $100.0 million for capital expenditures in each of its next three fiscal years, primarily to increase capacity through either building or acquiring new facilities, to improve efficiencies and for the routine replacement of equipment. However, actual levels of capital expenditures in any fiscal year may be greater or lesser than those budgeted. We expect to finance such expenditures with available operating cash flows and long-term financing.

Cash flows provided by operating activities were $43.4 million and $29.4 million, for the six-month periods ended April 1, 2000 and April 3, 1999, respectively. The increase in cash flows provided by operating activities for the six months ended April 1, 2000 when compared to the six months ended April 3, 1999 was due primarily to sales of the $39.8 million accounts receivables under the accounts receivable sales agreement mentioned above, offset by an increase in inventories and accounts receivable, payments of previously deferred income taxes and a decrease in operating income.

Cash flows used in financing activities were $9.0 million and $2.3 million for the six month periods ended April 1, 2000 and April 3, 1999, respectively. The cash used in financing activities primarily reflects the net proceeds (payments) from notes payable and long-term financing and debt retirement.

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

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes from the information provided in Item 7a of the Company's Annual Report on Form 10-K for the year ended October 2, 1999.


                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On March 23, 1999, the Company filed two antitrust lawsuits in U.S. District Court in Washington, D.C. alleging a world-wide conspiracy to control production capacity and raise prices of common vitamins such as A, B-4, C and
E. The suit alleged that, Roche Holding, Ltd. Affiliates Hoffmann-LaRoche Inc., Roche Vitamins Inc. and F. Hoffman-LaRoche, Ltd.; Rhone-Poulenc SA; BASF AG and the German chemicals company's U.S. unit, BASF Corp.; Eisai Co.; Takeda Chemical Industries Ltd.; and Merck KgaA conspired to control production of Vitamins A,C and E. In a separate suit, the Company contended that Chinook Group Ltd., DuCoa LP, DCV Inc. and various individuals tried to monopolize the vitamin B-4 market. On November 3, 1999, a settlement, which was entered into as part of a class action lawsuit (the "Class"), was agreed to among the defendants and the Class, which would provide for a recovery of between 18-20% of vitamins purchased from the defendants from 1990 through 1998. On March 28, 2000, the Judge presiding over the case accepted the negotiated settlement between the parties, however, appeals from various sources in a case of this magnitude are to be expected. The Company has filed documentation showing that vitamin purchases made during the recovery period totaled approximately $19.0 million. Based on information the Company has received to date, it is anticipated that the majority of the recovery will occur before the end of fiscal 2000.

In January of 1998, seventeen current and/or former employees of the Company filed the case of "Octavius Anderson, et al. v. Pilgrim's Pride Corporation" in the United States District Court for the Eastern District of Texas, Lufkin Division ("Anderson v. Pilgrim's Pride") claiming the Company violated requirements of the Fair Labor Standards Act. The suit alleges the Company failed to pay employees for all hours worked. The suit generally alleges that
(i) employees should be paid for time spent to put on, take off, and clean certain personal gear at the beginning and end of their shifts and breaks and
(ii) the use of a master time card or production "line" time fails to pay employees for all time actually worked. Plaintiffs seek to recover unpaid wages plus liquidated damages and legal fees. Approximately 1,700 consents to join as plaintiffs have been filed by current and/or former employees with the court. It is anticipated that a trial date will be set in August of 2000. The Company believes it has substantial defenses to the claims made and intends to vigorously defend the case. However, neither the likelihood of unfavorable outcome nor the amount of ultimate liability, if any, with respect to this case can be determined at this time. Substantially similar suits have been filed against four other integrated poultry companies.

On February 9, 2000, the U.S. Department of Labor (DOL) began a nationwide audit of wage and hour practices in the poultry industry. The DOL expects to audit 51 poultry plants, one of which is company owned. The DOL audit is examining pay practices relating to both processing plant and catching crew employees and includes practices which are the subject of Anderson v. Pilgrim's Pride discussed above.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Pilgrim's Pride Corporation held its Annual Meeting of Shareholders on February 2, 2000. The meeting was held to elect the Board of Directors for the ensuing year; to approve the Company's Senior Executive Performance Bonus Plan; to appoint Ernst & Young LLP as the Company's independent auditors for the fiscal year ending September 30, 2000; and to transact such other business as may be properly brought before the meeting. There were 12,544,287 Class A shares and 25,270,368 Class B shares represented with 12,544,287 votes for Class A shares and 505,407,360 votes for Class B shares. With regard to the election of Directors for the ensuing year, the following votes were cast:


NOMINEE                     FOR                 WITHHELD               AGAINST
Lonnie "Bo" Pilgrim
   Class A              12,495,577                48,710                -0-
   Class B             502,757,940             2,649,420                -0-
Clifford E. Butler
   Class A              12,496,027                48,260                -0-
   Class B             502,829,760             2,577,600                -0-
David Van Hoose
   Class A              12,496,027                48,260                -0-
   Class B             502,829,760             2,577,600                -0-
Richard A. Cogdill
   Class A              12,495,811                48,476                -0-
   Class B             502,795,860             2,611,500                -0-
Lonnie Ken Pilgrim
   Class A              12,495,925                48,362                -0-
   Class B             502,547,280             2,860,080                -0-
Charles A. Black
   Class A              12,495,202                49,085                -0-
   Class B             502,662,640             2,744,720                -0-
Robert E. Hilgenfeld
   Class A              12,496,202                48,085                -0-
   Class B             502,538,740             2,868,620                -0-
Vance C. Miller
   Class A              12,495,427                48,860                -0-
   Class B             502,671,460             2,735,900                -0-
James G. Vetter
   Class A              12,493,552                50,735                -0-
   Class B             495,808,740             9,598,620                -0-
Donald L. Wass
   Class A              12,493,877                50,410                -0-
   Class B             502,717,460             2,689,900                -0-

All Directors were elected by the above results.

With regard to the approval of the Senior Executive Performance Bonus Plan, the following votes were cast:

                      FOR                     AGAINST                ABSTAINED
Class A            12,431,840                 100,159                 12,288
Class B           496,972,360               8,112,740                322,260

The Senior Executive Performance Bonus Plan was approved by the above results.

With regard to ratifying the appointment of Ernst & Young LLP as the Company's independent auditors for fiscal 2000, the following votes were cast:

                      FOR                     AGAINST                ABSTAINED
Class A           12,530,838                    3,958                  9,491
Class B          504,619,800                  346,360                441,200

Ernst & Young LLP was appointed as independent auditors for fiscal 2000 by the above results.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

The Company did not file any reports on Form 8-K during the three months ended April 1, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                PILGRIM'S PRIDE CORPORATION

                                 /s/  Richard A. Cogdill

Date    APRIL 20, 2000          Richard A. Cogdill
                                Executive Vice President and
                                Chief Financial Officer and
                                Secretary and Treasurer
                                in his respective capacity as such