Form 10-Q
period 2000-07-01
PILGRIMS PRIDE CORP
filed 2000-07-21
CIK 802481

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                 FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                     For quarter ended    JULY 1, 2000

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

27,589,250 shares of the Registrant's Class B Common Stock, $.01 par value, were outstanding as of July 20, 2000.

13,523,429 shares of the Registrant's Class A Common Stock, $.01 par value, were outstanding as of July 20, 2000.

                                   INDEX

               PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

     Item 1. Financial Statements (Unaudited)

        Condensed consolidated balance sheets

           July 1, 2000 and October 2, 1999

        Consolidated statements of income

           Three months and nine months ended July 1, 2000 and July 3, 1999

        Consolidated statements of cash flows

           Nine months ended July 1, 2000 and July 3, 1999

        Notes to condensed consolidated financial statements--July 1, 2000


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

     Item 1. Legal Proceedings

     Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

                        PART I. FINANCIAL INFORMATION
                 PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)

Item 1.  Financial Statements                   JULY 1, 2000   OCTOBER 2, 1999
ASSETS                                                (in thousands)
Current Assets:
   Cash and cash equivalents                      $    1,702        $   15,703
   Trade accounts and other receivables,
     less allowance for doubtful accounts             73,962            84,368
   Inventories                                       184,778           168,035
   Deferred income taxes                               6,551             6,913
   Prepaid expenses and
     other current assets                              7,383             3,376
        Total Current Assets                         274,376           278,395

Other Assets                                          19,822            13,632

Property, Plant and Equipment                        673,910           622,334
   Less accumulated depreciation                     281,658           258,599
                                                     392,252           363,735
                                                  $  686,450        $  655,762
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                               $   90,891        $   81,587
   Accrued expenses                                   35,841            38,213
   Current maturities of long-term debt                4,729             4,353
        Total Current Liabilities                    131,461           124,153

Long-Term Debt, less current maturities              172,686           183,753
Deferred Income Taxes                                 49,304            52,708
Minority Interest in Subsidiary                          889               889

Stockholders' Equity:
   Preferred stock, $.01 par value, authorized 5,000,000
     shares;  none issued                                 --                --
   Common stock - Class A, $.01 par value, authorized
     100,000,000 shares; 13,565,129 and 13,794,529 issued
     and outstanding in 2000 and 1999,
     respectively                                        138               138
   Common stock - Class B, $.01 par value, authorized
     60,000,000 shares; 27,589,250 issued and
     outstanding in 2000 and 1999                        276               276
   Additional paid-in capital                         79,625            79,625
   Retained earnings                                 253,385           214,220
   Treasury stock                                    (1,314)                --
     Total Stockholders' Equity                      332,110           294,259
                                                   $ 686,450        $  655,762

See notes to condensed consolidated financial statements.

                 PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                             Three Months Ended          Nine Months Ended
                       July 1, 2000   July 3, 1999  July 1, 2000  July 3, 1999
                                                    (39 weeks)      (40 weeks)
                            (in thousands, except share and per share data)
Net Sales                 $ 391,979     $ 344,160    $ 1,120,064   $ 1,010,142
Costs and Expenses:
   Cost of sales            345,314       294,745        993,894       870,564
   Selling, general and
     administrative          20,316        20,203         61,317        58,888
                            365,630       314,948      1,055,211       929,452
        Operating income     26,349        29,212         64,853        80,690

Other Expense (Income):
   Interest expense, net      4,967         4,308         13,569        13,131
   Foreign exchange
     (gain)/loss                598          (179)           532          (432)
   Miscellaneous, net
     (gain)/loss                465          (191)          (252)         (364)
                              6,030         3,938         13,849        12,335
Income before income taxes   20,319        25,274         51,004        68,355
Income tax expense            3,175         6,957          9,979        19,538
        Net income        $  17,144      $ 18,317      $  41,025     $  48,817

Net income per
     common share         $    0.41      $   0.44      $    0.99     $    1.18
Dividends per
     common share         $   0.015      $  0.010      $   0.045     $   0.030
Weighted average shares
     outstanding         41,274,680    41,383,779     41,347,413    41,383,779

See Notes to condensed consolidated financial statements.

                        PILGRIM'S PRIDE CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                                    Nine Months Ended
                                                JULY 1, 2000     JULY 3, 1999
                                                      (in thousands)
Cash Flows From Operating Activities:
   Net income                                        $41,025          $48,817
   Adjustments to reconcile net income to cash
      provided by operating activities:
         Depreciation and amortization                26,748           25,990
         Loss on property disposals                      572               47
         Provision for doubtful accounts              (1,403)           1,840
         Deferred income taxes                        (3,043)          (2,525)
   Changes in operating assets and liabilities:
         Accounts and other receivables               11,809          (19,149)
         Inventories                                 (16,743)         (32,641)
         Prepaid expenses                             (4,007)          (1,809)
         Accounts payable and accrued expenses         6,932           16,183
         Other                                          (184)            (227)
              Cash Provided by Operating Activities   61,706           36,526

Investing Activities:
    Acquisitions of property, plant and equipment    (56,933)         (52,170)
    Proceeds from property disposals                   2,202              992
    Other, net                                        (6,996)          (1,018)
              Net Cash Used In Investing Activities  (61,727)         (52,196)

Financing Activities:
    Proceeds from notes payable to banks              55,000           14,000
    Repayment of notes payable to banks              (55,000)         (14,000)
    Proceeds from long-term debt                      20,047           15,259
    Payments on long-term debt                       (30,865)         (17,886)
    Purchase of treasury stock                        (1,314)              --
    Cash dividends paid                               (1,860)          (1,241)
              Cash Used In Financing Activities      (13,992)          (3,868)
    Effect of exchange rate changes on cash and
      cash equivalents                                    12               56
              Decrease in cash and cash equivalents  (14,001)         (19,482)
Cash and cash equivalents at beginning of year        15,703           25,125
              Cash and cash equivalents at end
                  of period                         $  1,702         $  5,643

Supplemental disclosure information:
    Cash paid during the period for:
      Interest (net of amount capitalized)          $ 10,459         $ 11,016
      Income Taxes                                    13,059           22,463


See notes to condensed consolidated financial statements.





NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Pilgrim's Pride Corporation ("Pilgrim's" or "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Condensed Consolidated Balance Sheet as of October 2, 1999 has been derived from the audited financial statements as of that date. Operating results for the period ended July 1, 2000 are not necessarily indicative of the results that may be expected for the year ended September 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in Pilgrim's annual report on Form 10-K for the year ended October 2, 1999.

The consolidated financial statements include the accounts of Pilgrim's and its
wholly and majority owned subsidiaries.   Significant intercompany accounts and
transactions have been eliminated.

The Company reports on the basis of a 52/53-week fiscal year, which ends on the Saturday closest to September 30. As a result, the first nine months of fiscal 2000 ended July 1, 2000 had 39 weeks, while the first nine months ended July 3, 1999 had 40 weeks.

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

NOTE B--ACCOUNTS RECEIVABLE

On June 26, 1998 the Company entered into an asset sale agreement (the "Agreement") to sell up to $60 million of accounts receivable. In connection with the Agreement, the Company sells, on a revolving basis, certain of its trade receivables (the "Pooled Receivables") to a special purpose corporation wholly owned by the Company, which in turn sells a percentage ownership interest to third parties. At July 1, 2000, an interest in these Pooled Receivables of $35.4 million had been sold to third parties and is reflected as a reduction to accounts receivable. These transactions have been recorded as sales in accordance with FASB Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The gross proceeds resulting from the sale are included in cash flows from operating activities in the Consolidated Statements of Cash Flows. Losses on these sales were immaterial.






NOTE C--INVENTORIES

Inventories consist of the following:
                                    JULY 1, 2000          OCTOBER 2, 1999
                                                (in thousands)
Live chickens and hens              $     74,786            $      68,116
Feed, eggs and other                      55,653                   48,021
Finished chicken products                 54,339                   51,898
                                    $    184,778            $     168,035

NOTE D--LONG TERM DEBT

On December 14, 1999, the Company arranged for a $200 million revolving/term borrowing facility secured by certain property, plant and equipment of the Company. The facility provides for $140 million and $60 million of 10-year and 7-year, respectively, commitments. Borrowings will be split pro-rata between the 10-year and 7-year maturities as they occur. Interest rates on outstanding balances are tied to the Company's debt-to-capitalization ratio. The current rates under the facility are LIBOR plus one and one-quarter percent for the 7-year term and LIBOR plus one and three-eighths percent for the 10-year term. Upon closing the agreement on December 14, 1999, the Company paid off two of its term lenders who simultaneously became part of the bank group, which provides the new revolving/term borrowing facility. As a result of this refinancing, the annual maturities of long-term debt for the five years subsequent to October 2, 1999 are adjusted as follows: 2000-$4.1 million; 2001-$4.7 million; 2002-$5.0 million; 2003-$99.2 million and 2004-$5.6 million.
As of July 1, 2000 there was $15.0 million outstanding under this agreement.

NOTE E--RELATED PARTY TRANSACTIONS

Transactions with related entities are summarized as follows:

                                                Nine Months Ended
                                   July 1, 2000                   July 3, 1999
                                     (39 weeks)                   (40 weeks)
                                                  (in thousands)
Contract egg grower fees to
   major stockholder                   $ 4,065                       $ 3,144
Chick, feed and other sales to
   major stockholder                    31,663                        25,528
Live chicken purchases from
   major stockholder                    31,889                        26,448

On February 14, 2000 the Company purchased substantially all of the assets of a chicken litter disposal and fertilizer business operated by the Company's major stockholder's son for approximately $8.5 million.

NOTE F--TREASURY STOCK

During the three and nine months ended July 1, 2000, the Company repurchased 229,400 shares of its Class A common stock at a total cost of $1.3 million.

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

The Company's accounting cycle resulted in 39 weeks of operations in the first nine months of fiscal 2000 compared to 40 weeks in the first nine months of fiscal 1999.

The following table presents certain information regarding the Company's U.S. and Mexico operations.

                              Three Months Ended          Nine Months Ended
                          July 1, 2000 July 3, 1999   July 1, 2000 July 3, 1999
                                                       (39 weeks)   (40 weeks)
                                               (in thousands)
Net Sales to Unaffiliated
Customers:
     United States         $310,913       $281,255     $891,822       $821,571
     Mexico                  81,066         62,905      228,242        188,571
Operating Income:
     United States           12,910         22,076       37,519         62,558
     Mexico                  13,439          7,136       27,334         18,132







The following table presents certain items as a percentage of net sales for the periods indicated.

                                        Percentage of Net Sales
                            Three Months Ended            Nine Months Ended
                         July 1, 2000 July 3, 1999   July 1, 2000   July 3, 1999
Net Sales                     100.0 %      100.0 %      100.0 %        100.0 %
Costs and Expenses:
   Cost of sales               88.1         85.6         88.7           86.2
   Gross profit                11.9         14.4         11.3           13.8
   Selling, general and
      administrative            5.2          5.9          5.5            5.8
Operating Income                6.7          8.5          5.8            8.0
Interest Expense                1.3          1.3          1.2            1.3
Income before Income Taxes      5.2          7.3          4.6            6.5
Net Income                      4.4          5.3          3.7            4.8


RESULTS OF OPERATIONS

THIRD QUARTER 2000 COMPARED TO THIRD QUARTER 1999:

NET SALES. Consolidated net sales were $392.0 million for the third quarter of fiscal 2000, an increase of $47.8 million, or 13.9%, from the third quarter of fiscal 1999. The increase in consolidated net sales resulted from a $28.2 million increase in U.S. chicken sales to $283.0 million, a $18.1 million increase in Mexico chicken sales to $81.1 million, and by a $1.5 million increase in sales of other U.S. products to $27.9 million. The increase in U.S. chicken sales was primarily due to a 13.1% increase in dressed pounds produced offset partially by a 1.8% decrease in total revenue per dressed pound. The increase in Mexico chicken sales was primarily due to a 17.9% increase in revenue per dressed pound and by a 9.3% increase in dressed pounds produced. The $1.5 million increase in sales of other U.S. products was primarily due to higher selling prices in the Company's Poultry By-Products division.

COST OF SALES. Consolidated cost of sales was $345.3 million in the third quarter of fiscal 2000, an increase of $50.6 million, or 17.2%, compared to the third quarter of fiscal 1999. The increase resulted primarily from a $39.7 million increase in the cost of sales of our U.S. operations and by a $10.9 million increase in the cost of sales in our Mexico operations. The cost of sales increase in our U.S. operations of $39.7 million was primarily due to a 13.1% increase in dressed pounds produced, an 8.1% increase in feed ingredient cost and increased production of higher cost prepared food products. The $10.9 million cost of sales increase in our Mexico operations was primarily due to a 10.8% increase in average costs of sales per dressed pound produced caused primarily by the continued shift of production to a higher-valued product mix and by a 5.2% increase in feed ingredient costs.

GROSS PROFIT. Gross profit was $46.7 million for the third quarter of fiscal 2000, a decrease of $2.8 million, or 5.6%, over the same period last year. Gross profit as a percentage of sales decreased to 11.9% in the third quarter of fiscal 2000 from 14.4% in the third quarter of fiscal 1999. The lower gross profit resulted from lower net margins in our U.S. operations primarily due to higher feed ingredient costs and decreased selling prices resulting from lower overall U.S. chicken market prices, offset in part by higher net margins in our Mexico operations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Consolidated selling, general and administrative expenses were $20.3 million in the third quarter of fiscal 2000 and $20.2 million in the third quarter of fiscal 1999.

OPERATING INCOME. Consolidated operating income was $26.3 million for the third quarter of fiscal 2000, a decrease of $2.9 million, or 9.8%, when compared to the third quarter of fiscal 1999, resulting primarily from lower net U.S. margins primarily due to higher feed ingredient costs and decreased selling prices, offset in part by higher net margins in our Mexico operations.

INTEREST EXPENSE. Consolidated net interest expense increased 15.3% to $5.0 million in the third quarter of fiscal 2000, when compared to $4.3 million for the third quarter of fiscal 1999, due to higher average outstanding debt levels and higher interest rates experienced in the third quarter of fiscal 2000.

INCOME TAX EXPENSE. Consolidated income tax expense in the third quarter of fiscal 2000 decreased to $3.2 million compared to an expense of $7.0 million in the third quarter of fiscal 1999. This decrease resulted from lower U.S. earnings in the third quarter of fiscal 2000 than in the third quarter of fiscal 1999.

FIRST NINE MONTHS OF FISCAL 2000 COMPARED
TO FIRST NINE MONTHS OF FISCAL 1999.

Consolidated Net Sales. Consolidated net sales were $1.1 billion for the first nine months of fiscal 2000, an increase of $109.9 million, or 10.9%, from the first nine months of fiscal 1999. The increase in consolidated net sales resulted from a $72.5 million increase in U.S. chicken sales to $786.8 million and a $39.7 million increase in Mexico chicken sales to $228.2 million offset partially by a $2.3 million decrease of sales of other U.S. products to $105.0 million. The increase in U.S. chicken sales was primarily due to a 9.4% increase in dressed pounds produced and by a .7% increase in total revenue per dressed pound. The increase in Mexico chicken sales was primarily due to a 12.4% increase in revenue per dressed pound and by a 7.7% increase in dressed pounds produced. The $2.3 million decrease in sales of other U.S. products was primarily due to lower selling prices in the Company's Commercial Egg division.

COST OF SALES. Consolidated cost of sales was $993.9 million in the first nine months of fiscal 2000, an increase of $123.3 million, or 14.2%, compared to the first nine months of fiscal 1999. The increase resulted primarily from a $94.6 million increase in the cost of sales of our U.S. operations and by a $28.7 million increase in the cost of sales in our Mexico operations.

The cost of sales increase in our U.S. operations of $94.6 million was due primarily to a 9.4% increase in dressed pounds produced, a 4.2% increase in feed ingredient costs, increased production of higher cost prepared food products, losses realized in the late January 2000 ice storm and by a $5.8 million write off of accounts receivable from AmeriServe, which filed
Bankruptcy on January 31, 2000. AmeriServe is a significant distributor of products to fast food and casual dining restaurant chains, several of which are customers of the Company. The $28.7 million cost of sales increase in our Mexico operations was primarily due to a 7.7% increase in dressed pounds produced and by a 9.7% increase in average costs of sales per dressed pound produced caused primarily by the continued shift of production to a higher-valued product mix.

GROSS PROFIT. Gross profit was $126.2 million for the first nine months of fiscal 2000, a decrease of $13.4 million, or 9.6%, over the same period last year. Gross profit as a percentage of sales decreased to 11.3% in the first nine months of fiscal 2000 from 13.8% in the first nine months of fiscal 1999. The lower gross profit resulted from lower net margins in our U.S. operations primarily due to higher feed ingredient costs, losses realized in the late January 2000 ice storm and the AmeriServe write off discussed above.

Beginning in the fourth quarter of fiscal 1999, commodity chicken margins in the U.S. have been under pressure due, in part, to increased levels of chicken production in the U.S. To the extent that these trends continue, subsequent period's gross margins could be negatively affected to the extent not offset by other factors such as those discussed under "-General" above.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Consolidated selling, general and administrative expenses were $61.3 million in the first nine months of fiscal 2000 and $58.9 million in the first nine months of fiscal 1999. Consolidated selling, general and administrative expenses as a percentage of sales decreased in the first nine months of fiscal 2000 to 5.5% compared to 5.8% in the first nine months of fiscal 1999 due primarily to higher net sales while selling, general and administrative expenses stayed relatively stable.

OPERATING INCOME. Consolidated operating income was $64.9 million for the first nine months of fiscal 2000, a decrease of $15.8 million, or 19.6%, when compared to the first nine months of fiscal 1999, resulting primarily from lower net U.S. margins due to higher feed ingredient costs, losses realized in the late January, 2000 ice storm and the AmeriServe write off discussed above.

INTEREST EXPENSE. Consolidated net interest expense increased 3.3% to $13.6 million in the first nine months of fiscal 2000, when compared to $13.1 million for the first nine months of fiscal 1999 due to higher average outstanding debt levels and by higher interest rates experienced in the first nine months of fiscal 2000.

INCOME TAX EXPENSE. Consolidated income tax expense in the first nine months of fiscal 2000 decreased to $10.0 million compared to an expense of $19.5 million in the first nine months of fiscal 1999. This decrease resulted from lower U.S. earnings in the first nine months of fiscal 2000 than in the first nine months of fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company maintains $70 million in revolving credit facilities and $200 million in secured-revolving/term borrowing facilities. The credit facilities currently provide for interest at rates ranging from LIBOR plus one and one-quarter percent to LIBOR plus one and three-eighths percent and are secured by inventory and fixed assets or are unsecured. As of July 20, 2000, $63.3 million was available under the revolving credit facilities and $185.0 million was available under the revolving/term borrowing facilities.

On December 14, 1999, the Company arranged for the above-mentioned $200 million revolving/term borrowing facility secured by certain property, plant and equipment of the Company. The facility provides for $140 million and $60 million of 10-year and 7-year, respectively, commitments. Borrowings will be split pro-rata between the 10-year and 7-year maturities as they occur. Interest rates on outstanding balances are tied to the Company's debt-to-capitalization ratio. The current rates under the facility are LIBOR plus one and one-quarter percent for the 7-year term and LIBOR plus one and three-eighths percent for the 10-year term. Upon closing the agreement on December 14, 1999, the Company paid off two of its term lenders who simultaneously became part of the bank group, which provides the new revolving/term borrowing facility. As a result of this refinancing, the annual maturities of long-term debt for the five years subsequent to October 2, 1999 are adjusted as follows:
2000-$4.1 million; 2001-$4.7 million; 2002-$5.0 million; 2003-$99.2 million and
2004-$5.6 million. As of July 20, 2000 there was $15.0 million outstanding under this agreement.

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

On June 26, 1998 the Company entered into an asset sale agreement (the "Agreement") to sell up to $60 million of accounts receivable. In connection with the Agreement, the Company sells, on a revolving basis, certain of its trade receivables (the "Pooled Receivables") to a special purpose corporation wholly owned by the Company, which in turn sells a percentage ownership interest to third parties. At July 1, 2000, an interest in these Pooled Receivables of $35.4 million had been sold to third parties and is reflected as a reduction to accounts receivable.

On March 31, 2000 the Company announced that its Board of Directors authorized the repurchase of $25 million of its outstanding Class A and/or Class B common stock. Based on the weighted average closing price of these securities on March 30, 2000, this would represent approximately 10% of the Company's total shares outstanding. The shares will be purchased on the open market from time-to-time and will be paid for out of operating cash flows or borrowings on existing lines of credit. As of July 1, 2000, 299,400 shares of Class A common stock had been repurchased under this plan at a total cost of $1.3 million.

At July 1, 2000, the Company's working capital and current ratio was $142.9 million and 2.09 to 1, respectively, compared to of $154.2 million and 2.24 to 1, respectively, at October 2, 1999.

Trade accounts and other receivables were $74.0 million at July 1, 2000, compared to $84.4 million at October 2, 1999. The 12.3% decrease between July 1, 2000 and October 2, 1999 was due to the sale of receivables under the asset sale agreement discussed above. Excluding the sale of receivables, trade accounts and other receivables would have increased 29.6% to $109.4 million. This increase was due primarily to the higher level of sales activity.

Accounts payable and accrued expenses were $126.7 million at July 1, 2000, compared to $119.8 million at October 2, 1999, an increase of $6.9 million, or 5.8% and was primarily due to higher levels of sales and the corresponding increased production activity and increased expenditures for capital projects.

Inventories were $184.8 million at July 1, 2000, compared to $168.0 million at October 2, 1999. The $16.7 million, or 10.0%, increase in inventories between July 1, 2000 and October 2, 1999 was primarily due to higher live chicken inventories in the field necessary to support increased sales and production levels as well as higher finished chicken products inventories.

Capital expenditures of $56.9 million and $52.2 million for the nine month periods ended July 1, 2000 and July 3, 1999, respectively, were primarily incurred to expand certain facilities, improve efficiencies, reduce costs, routine equipment replacement and the purchase of a chicken litter disposal and fertilizer business as discussed in Note E of the Condensed Consolidated Financial Statements. Management of the Company and the independent members of the Board of Directors believe that the terms of the purchase of the chicken litter disposal and fertilizer business are not less favorable to the Company than those which could be arranged with unaffiliated persons. The Company has budgeted approximately $100.0 million for capital expenditures in each of its next three fiscal years, primarily to increase capacity through either building or acquiring new facilities, to improve efficiencies and for the routine replacement of equipment. However, actual levels of capital expenditures in any fiscal year may be greater or lesser than those budgeted. The Company expects to finance such expenditures with available operating cash flows and long-term financing.

Cash flows provided by operating activities were $61.7 million and $36.5 million, for the nine-month periods ended July 1, 2000 and July 3, 1999, respectively. The increase in cash flows provided by operating activities for the nine months ended July 1, 2000 when compared to the nine months ended July 3, 1999 was due primarily to the sale of the $35.4 million accounts receivables under the accounts receivable sales agreement mentioned above and increases in accounts and accrued payables, offset by an increase in inventories and accounts receivables, payments of previously deferred income taxes and a decrease in operating income.

Cash flows used in financing activities were $14.0 million and $3.9 million for the nine month periods ended July 1, 2000 and July 3, 1999, respectively. The cash used in financing activities primarily reflects the net proceeds (payments) from notes payable and long-term financing and debt retirement.

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


                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On March 23, 1999, the Company filed two antitrust lawsuits in U.S. District Court in Washington, D.C. alleging a world-wide conspiracy to control production capacity and raise prices of common vitamins such as A, B-4, C and
E. The suit alleged that, Roche Holding, Ltd. Affiliates Hoffmann-LaRoche Inc., Roche Vitamins Inc. and F. Hoffman-LaRoche, Ltd.; Rhone-Poulenc SA; BASF AG and the German chemicals company's U.S. unit, BASF Corp.; Eisai Co.; Takeda Chemical Industries Ltd.; and Merck KgaA conspired to control production of Vitamins A,C and E. In a separate suit, the Company contended that Chinook Group Ltd., DuCoa LP, DCV Inc. and various individuals tried to monopolize the vitamin B-4 market. On November 3, 1999, a settlement, which was entered into as part of a class action lawsuit (the "Class"), was agreed to among the defendants and the Class, which would provide for a recovery of between 18-20% of vitamins purchased from the defendants from 1990 through 1998. On March 28, 2000, the Judge presiding over the case accepted the negotiated settlement between the parties, however, appeals from various sources in a case of this magnitude are to be expected. The Company has filed documentation showing that vitamin purchases made during the recovery period totaled approximately $14.9 million. Based on information the Company has received to date, it is anticipated that the majority of the recovery will occur before the end of fiscal 2000.

In January of 1998, seventeen current and/or former employees of the Company filed the case of "Octavius Anderson, et al. v. Pilgrim's Pride Corporation" in the United States District Court for the Eastern District of Texas, Lufkin Division ("Anderson v. Pilgrim's Pride") claiming the Company violated requirements of the Fair Labor Standards Act. The suit alleges the Company failed to pay employees for all hours worked. The suit generally alleges that
(i) employees should be paid for time spent to put on, take off, and clean certain personal gear at the beginning and end of their shifts and breaks and
(ii) the use of a master time card or production "line" time fails to pay employees for all time actually worked. Plaintiffs seek to recover unpaid wages plus liquidated damages and legal fees. Approximately 1,700 consents to join as plaintiffs have been filed by current and/or former employees with the court. It is anticipated that a trial date will be set in January of 2001. The Company believes it has substantial defenses to the claims made and intends to vigorously defend the case. However, neither the likelihood of unfavorable outcome nor the amount of ultimate liability, if any, with respect to this case can be determined at this time. The Company does not expect these matters, individually or collectively, to have a material impact on its financial position or liquidity. Substantially similar suits have been filed against four other integrated chicken companies.

On February 9, 2000, the U.S. Department of Labor (DOL) began a nationwide audit of wage and hour practices in the chicken industry. The DOL expects to audit 51 chicken plants, three of which are owned by the Company. The DOL audit is examining pay practices relating to both processing plant and catching crew employees and includes practices which are the subject of Anderson
v. Pilgrim's Pride discussed above.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

The Company did not file any reports on Form 8-K during the three months ended July 1, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                PILGRIM'S PRIDE CORPORATION

                                /s/

Date    JULY 20, 2000           Richard A. Cogdill
                                Executive Vice President and
                                Chief Financial Officer and
                                Secretary and Treasurer
                                in his respective capacity as such