Form 10-K
period 2000-09-30
PILGRIMS PRIDE CORP
filed 2000-11-20
CIK 802481

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


                                 FORM 10-K


             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000

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

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Registrant's Class B Common Stock, $0.01 par value, and Class A Common Stock, $0.01 par value, held by non-affiliates of the Registrant as of November 14, 2000, was $82,528,556 and $26,104,778; respectively. For purposes of the foregoing calculation only, all directors, executive officers and 5% beneficial owners have been deemed affiliates.

27,589,250 shares of the Registrant's Class B Common Stock, $.01 par value, were outstanding as of November 14, 2000.

13,523,429 shares of the Registrant's Class A Common Stock, $.01 par value, were outstanding as of November 14, 2000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's proxy statement for the annual meeting of stockholders to be held January 31, 2001 are incorporated by reference into
Part III.

                          PILGRIM'S PRIDE CORPORATION
                                   FORM 10-K
                               TABLE OF CONTENTS

                                    PART I

                                                                          PAGE
Item 1. Business.............................................................4
Item 2. Properties..........................................................22
Item 3. Legal Proceedings...................................................24
Item 4. Submission of Matters to a Vote of Security Holders.................25


                                    PART II
Item 5. Market for Registrant's Common Stock and Related Security Holder
        Matters.............................................................26
Item 6. Selected Financial Data.............................................27
Item 7. Management's Discussion and Analysis of Results of Operations and
        Financial Condition.................................................28
Item 7a.Quantitative and Qualitative Disclosures About Market Risk..........34
Item 8. Financial Statements and Supplementary Data (see Index to Financial
        Statements and Schedules below).....................................36
Item 9. Changes in and Disagreements with Accountants on Accounting and
        Financial Disclosure................................................36


                                   PART III
Item 10. Directors and Executive Officers of Registrant.....................37
Item 11. Executive Compensation.............................................37
Item 12. Security Ownership of Certain Beneficial Owners and Management.....37
Item 13. Certain Relationships and Related Transactions.....................37


                                    PART IV
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K....37
Signatures..................................................................43


                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
Report of Ernst & Young LLP, Independent Auditors...........................45
Consolidated Balance Sheets as of September 30, 2000 and October 2, 1999....46
Consolidated Statements of Income for the years ended
    September 30, 2000, October 2, 1999 and September 26, 1998..............47
Consolidated Statements of Stockholders' Equity for the years ended
    September 30, 2000, October 2, 1999 and September 26, 1998..............48
Consolidated Statements of Cash Flows for the years ended
 ....September 30, 2000, October 2, 1999 and September 26, 1998..............49
Notes to Consolidated Financial Statements..................................50
Schedule II - Valuation and Qualifying Accounts for the years ended
    September 30, 2000, October 2, 1999 and September 26, 1998..............58

                                  PART I

ITEM 1. BUSINESS

GENERAL

     Pilgrim's Pride Corporation (referred to herein as "the Company", "we", "us", "our" and similar terms) is one of the largest producers of prepared and fresh chicken products in North America and has one of the best known brand names in the chicken industry. We are the fifth largest producer of chicken in the United States and the second largest in Mexico. Through vertical integration, we control the breeding, hatching and growing of chickens and the processing, preparation, packaging and sale of our product lines. Our U.S. operations, including U.S. produced chicken products sold for export to Canada, Mexico, Eastern Europe, the Far East and other world markets, accounted for 79.5% of our net sales in fiscal 2000. The remaining 20.5% of our net sales in fiscal 2000 arose from our Mexico operations. In fiscal 2000, we sold 2.0 billion pounds of dressed chicken and generated net sales of $1.5 billion, net income of $52.3 million and earnings before interest, taxes and depreciation ("EBITDA") of $115.4 million. Pilgrim's Pride Corporation was incorporated in July 1968.

     Our objectives are to increase sales, profit margins and earnings and outpace the growth of the chicken industry. Key elements of our strategy to achieve these objectives are to:

     - CAPITALIZE ON ATTRACTIVE U.S. PREPARED FOODS MARKET. We focus our U.S. growth initiatives on sales of prepared foods to the foodservice market because this market segment continues to be one of the fastest growing and most profitable segments in the chicken industry. Products sold to this market segment require further processing, which enables us to charge a premium for our products and also reduces the impact of feed ingredient costs on our profitability. Feed ingredient costs typically decrease from approximately 30-50% of total production cost for fresh chicken products to approximately 16-25% for prepared chicken products. Our sales of prepared food products to the foodservice market grew from $305.3 million in fiscal 1996 to $593.4 million in fiscal 2000, a compounded annual growth rate of 18.1%. In addition, these sales increased as a percentage of our total U.S. chicken revenues from 39.3% to 56.5% during the same five-year period.

     - EMPHASIZE CUSTOMER-DRIVEN RESEARCH AND TECHNOLOGY. We have a long-standing reputation for customer-driven research and development in designing new products and implementing advanced processing technology. This enables us to better meet our customers' changing needs for product innovation, consistent quality and cost efficiency. In particular, customer-driven research and development is integral to our growth strategy for the prepared foods market where customers continue to place greater importance on value-added services. Our research and development personnel often work directly with institutional customers in developing products for these customers, which we believe helps promote long-term relationships. Approximately $114.4 million or 16.4% of our sales to foodservice customers in fiscal 2000 consisted of products which we did not sell in fiscal 1996.

      - ENHANCE U.S. FRESH CHICKEN PROFITABILITY THROUGH VALUE-ADDED, BRANDED PRODUCTS. Our U.S. fresh chicken sales were $252.8 million in fiscal 2000, or 24.1% of total U.S. chicken sales for the period. In addition to maintaining the sales of mature, traditional fresh chicken products, our strategy is to shift the mix of our U.S. fresh chicken products by continuing to increase sales of higher margin, faster growing products, such as marinated chicken and chicken parts. Our fresh chicken products are sold under the Pilgrim's Pride brand name, which is well known in many southwestern markets for quality and freshness.

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

         In furtherance of this strategy, on September 27, 2000 the Company announced that it had signed a definitive agreement to acquire all the outstanding stock of WLR Foods, Inc. in a cash merger valued at approximately $300 million, which includes the assumption and/or refinancing of approximately $60 million of WLR Foods' debt and other obligations (the "WLR Acquisition"). Pursuant to the agreement, the Company will pay $14.25 for each outstanding share of WLR Foods common stock. The merger is subject to customary closing conditions, including the receipt of regulatory approval and the approval of WLR Foods' shareholders, and is expected to be completed during January 2001. See "Business--Recent Developments" and "Management's Discussion and Analysis of Results of Operations and Financial Condition--Recent Developments".

      - CAPITALIZE ON THE GROWING MEXICAN MARKET. We seek to leverage our leading market position and reputation for freshness and quality in Mexico by focusing on the following four objectives:

         - TO BE ONE OF THE MOST COST-EFFICIENT PRODUCERS AND PROCESSORS OF CHICKEN IN MEXICO BY APPLYING TECHNOLOGY AND EXPERTISE UTILIZED IN THE U.S.;

         - TO CONTINUALLY INCREASE OUR DISTRIBUTION OF HIGHER MARGIN, MORE VALUE-ADDED PRODUCTS TO NATIONAL RETAIL STORES AND RESTAURANTS;

         - TO CONTINUE TO BUILD AND EMPHASIZE BRAND AWARENESS AND CAPITALIZE ON THE MEXICAN CONSUMERS' PREFERENCE FOR BRANDED PRODUCTS AND THEIR INSISTENCE ON FRESHNESS AND QUALITY; AND

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

         (3) EXPORT AND OTHER PRODUCTS, WHICH ARE PARTS AND WHOLE CHICKEN, EITHER REFRIGERATED OR FROZEN FOR U.S. EXPORT OR DOMESTIC USE.

         (4) OUR MEXICO PRODUCTS PRIMARILY CONSIST OF VALUE-ADDED PRODUCTS SUCH AS EVISCERATED CHICKEN AND CHICKEN PARTS AND BASIC PRODUCTS SUCH AS NEW YORK DRESSED (WHOLE CHICKEN WITH ONLY FEATHERS AND BLOOD REMOVED) AND LIVE BIRDS.

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

     THE FOLLOWING TABLE SETS FORTH, FOR THE PERIODS SINCE FISCAL 1996, NET SALES ATTRIBUTABLE TO EACH OF OUR PRIMARY PRODUCT LINES AND THE MARKETS SERVED WITH THOSE PRODUCTS. WE BASED THE TABLE ON OUR INTERNAL SALES REPORTS AND THEIR CLASSIFICATION OF PRODUCT TYPES AND CUSTOMERS.


                                          FISCAL YEAR ENDED

                         Sept. 30,   Oct. 2,   Sept. 26,  Sept. 27,  Sept. 28,
                           2000       1999       1998       1997       1996
                        (52 WEEKS)  (53 WEEKS) (52 WEEKS) (52 WEEKS) (52 WEEKS)
                                           (IN THOUSANDS)
U.S. Chicken Sales:
  Prepared Foods:
    Foodservice         $ 593,354    $ 530,340 $ 420,396  $ 348,961  $ 305,250
    Retail                 48,059       28,254    46,400     42,289     43,442
     Total Prepared Foods 641,413      558,594   466,796    391,250    348,692

  Fresh Chicken:
    Foodservice           103,803      125,395   145,297    174,103    145,377
    Retail                148,977      161,180   162,283    153,554    141,876
     Total Fresh
       Chicken            252,780      286,575   307,580    327,657    287,253

   Export and Other       156,194      118,327   139,976    142,030    140,614
     Total U.S.
       Chicken          1,050,387      963,496   914,352    860,937    776,559

Mexico                    307,362      254,500   278,087    274,997    228,129
    Total Chicken Sales 1,357,749    1,217,996 1,192,439  1,135,934  1,004,688

Sales of Other  U.S.
   Products               141,690      139,407   139,106    141,715    134,622

    Total Net Sales    $1,499,439   $1,357,403 $1,331,545 $1,277,649 $1,139,310

UNITED STATES

     The following table sets forth, since fiscal 1996, the percentage of our net U.S. chicken sales attributable to each of our primary product lines and the markets serviced with those products. We based the table and related discussion on our internal sales reports and their classification of product types and customers.

                                                        FISCAL YEAR ENDED

                           Sept. 30,   Oct. 2,   Sept. 26, Sept. 27  Sept. 28,
                             2000       1999       1998      1997      1996

U.S. Chicken Sales:
  Prepared Foods:
   Foodservice             56.5 %       55.1 %    46.0 %     40.5 %     39.3 %
   Retail                   4.6          2.9       5.1        4.9        5.6
Total Prepared Foods       61.1         58.0      51.1       45.4       44.9

  Fresh Chicken:
   Foodservice              9.9         13.0      15.9       20.2       18.7
   Retail                  14.2         16.7      17.7       17.9       18.3
Total Fresh Chicken        24.1         29.7      33.6       38.1       37.0

   Export and Other        14.8         12.3      15.3       16.5       18.1
Total U.S. Chicken
   Sales Mix              100.0 %      100.0 %   100.0 %    100.0 %    100.0 %


PRODUCT TYPES

     U.S. PREPARED FOODS OVERVIEW. During fiscal 2000, $641.4 million of our net U.S. chicken sales were in prepared food products to foodservice and retail, as compared to $348.7 million in fiscal 1996. These numbers reflect the strategic focus for our growth. The market for prepared food products has experienced, and we believe that this market will continue to experience, greater growth and higher margins than fresh chicken products. Also, the production and sale in the U.S. of prepared food products reduce the impact of the costs of feed ingredients on our profitability. Feed ingredient purchases are the single largest component of our cost of goods sold, representing approximately 26.6% of our U.S. cost of goods sold in fiscal 2000. The production of feed ingredients is positively or negatively affected primarily by weather patterns throughout the world, the global level of supply inventories and the agricultural policies of the United States and foreign governments. As further processing is performed, feed ingredient costs become a decreasing percentage of a product's total production cost, thereby reducing their impact on our profitability.

     We establish prices for our prepared food products based primarily upon perceived value to the customer, production costs and prices of competing products. The majority of these products are sold pursuant to agreements with varying terms that either set a fixed price for the products or set a price according to formulas based on an underlying commodity market, subject in many cases to minimum and maximum prices. Most fixed price contracts are set for one year terms and are negotiated in the October to December time frame.

     U.S. FRESH CHICKEN OVERVIEW. Our fresh chicken business is an important component of our sales and were $252.8 million in fiscal 2000, or 24.1% of total U.S. chicken sales for the period. In addition to maintaining sales of mature, traditional fresh chicken products, our strategy is to shift the mix of our U.S. fresh chicken products by continuing to increase sales of higher margin, faster growing products, such as marinated chicken and chicken parts.

     Most fresh chicken products are sold to established customers based upon certain weekly or monthly market prices reported by the United States Department of Agriculture ("USDA") and other public price reporting services, plus a markup, which is dependent upon the customer's location, volume, product specifications and other factors. We believe our practices with respect to sales of fresh chicken are generally consistent with those of our competitors. Prices of these products are negotiated daily or weekly and are generally related to market prices quoted by the USDA or other public reporting services.

     EXPORT AND OTHER OVERVIEW. Our export and other products consist of whole chickens and chicken parts sold primarily in bulk, non-branded form either refrigerated to distributors in the U.S. or frozen for distribution to export markets. In fiscal 2000, approximately $40.4 million of these sales were attributable to exports of U.S. chicken. These exports and other products have historically been characterized by lower prices and greater price volatility than our more value-added product lines.

MARKETS

     U.S. FOODSERVICE. The majority of our U.S. chicken sales are derived from products sold to the foodservice market. This market principally consists of chain restaurants, frozen entree producers, institutions and distributors located throughout the continental United States. We are the largest supplier
of    chicken    to    Wendy's (TM),    Jack-in-the-Box (TM)    and
Stouffer's (TM) frozen entree operation.   We  are  also a significant
supplier to KFC (TM) and Taco Bell (TM), and in 1998 began selling chicken to Burger King (TM). We supply chicken products ranging from portion-controlled refrigerated chicken parts to fully cooked and frozen, breaded or non-breaded chicken parts or formed products.

     We believe Pilgrim's Pride is well-positioned to be the primary or secondary supplier to many national and international chain restaurants that require multiple suppliers of chicken products. Additionally, we are well suited to be the sole supplier for many regional chain restaurants. These regional chain restaurants often offer better margin opportunities and a growing base of business.

     We believe we have significant competitive strengths in terms of product capability, production capacity, research and development expertise, and distribution and marketing experience relative to smaller and to non-vertically integrated producers. As a result of these competitive strengths, our sales to the foodservice market from fiscal 1996 through fiscal 2000 grew at a compounded annual growth rate of 11.5% and represented 58.5% of the U.S. net sales in fiscal 2000. Based on industry data, we estimate that total industry dollar sales to the foodservice market grew at a compounded annual growth rate of 2.9% during the five calendar year period from 1995 to 1999. According to the FOOD INSTITUTE REPORT, food expenditures on "food-away-from-home" are estimated to increase by a 4.8% compounded annual growth rate from 1999 through 2010 as a result of the growth of quick service restaurants and the continuing trend of consumers spending money on food-away-from-home rather than "food-at-home". Food-away-from-home is projected by the FOOD INSTITUTE REPORT to account for 53% of total food expenditures by 2010, as compared with 45% in 1998.

     FOODSERVICE--PREPARED FOODS. The majority of our sales to the foodservice market consist of prepared food products. Prepared food sales to the foodservice market were $593.4 million in fiscal 2000 compared to $305.3 million in fiscal 1996, a compounded annual growth rate of approximately 18.1%. We attribute this growth in sales of prepared foods to the foodservice market to a number of factors:

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

     FIFTH, our in-house product development group follows a customer-driven research and development focus designed to develop new products to meet customers' changing needs. Our research and development personnel often work directly with institutional customers in developing products for these customers. Approximately $114.4 million or 16.4% of our sales to foodservice customers in fiscal 2000 consisted of new products which were not sold by us in fiscal 1996.

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

     We utilize numerous marketing techniques, including advertising, to develop and strengthen trade and consumer awareness and increase brand loyalty for consumer products marketed under the "Pilgrim's Pride" brand. Our founder, Lonnie "Bo" Pilgrim, is the featured spokesman in our television, radio and print advertising, and a trademark cameo of a person in a Pilgrim's hat serves as the logo on all of our primary branded products. As a result of this marketing strategy, Pilgrim's Pride is a well-known brand name in several southwestern markets, including in Dallas/Fort Worth, Houston and San Antonio, Texas; Oklahoma City, Oklahoma; Denver, Colorado; Phoenix, Arizona; and Los Angeles and San Diego, California. We believe our efforts to achieve and maintain brand awareness and loyalty help to provide more secure distribution for our products. We also believe our efforts at brand awareness generate greater price premiums than would otherwise be the case in certain southwestern markets. We also maintain an active program to identify consumer preferences. The program primarily consists of testing new product ideas, packaging designs and methods through taste panels and focus groups located in key geographic markets.

     RETAIL--PREPARED FOODS. We market consumer carton and bagged products to major grocery stores and wholesale club chains throughout the U.S., Mexico and Puerto Rico. Being a leader in this market channel is an important part of our overall marketing strategy and we believe our growth in this segment will continue to increase as the consumer demands more convenient chicken offerings.

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

     OTHER U.S. PRODUCTS. We market fresh eggs under the Pilgrim's Pride brand name as well as private labels in various sizes of cartons and flats to U.S. retail grocery and institutional foodservice customers located primarily in Texas. We have a housing capacity for approximately 2.3 million commercial egg laying hens which can produce approximately 42 million dozen eggs annually. U.S. egg prices are determined weekly based upon reported market prices. The U.S. egg industry has been consolidating over the last few years, with the 25 largest producers accounting for more than 54% of the total number of egg laying hens in service during 1999. We compete with other U.S. egg producers primarily on the basis of product quality, reliability, price and customer service. According to an industry publication, Pilgrim's Pride is the thirty-seventh largest producer of eggs in the United States.

     In  1997,  we  introduced  a high-nutrient egg called EggsPlus (TM).
This egg contains high levels of Omega-3 and Omega-6 fatty acids along with Vitamin E, making it a heart-friendly product. EggsPlus (TM) comes from hens fed a unique diet of natural grains and flax-seed rich in Essential Fatty Acids. They are also fed a patented blend of natural antioxidants to help increase the nutritional quality of EggsPlus (TM). This allows the hens to produce fresh eggs containing six times more Vitamin E than ordinary eggs. Our marketing of EggsPlus (TM) has received national recognition for our progress in being an innovator in the "functional foods" category. EggsPlus (TM) are sold in the southwest markets of Dallas, Houston, Oklahoma City and New Orleans as well as in Arizona and California.

     We also convert chicken by-products into protein products primarily for sale to manufacturers of pet foods. In addition, we produce and sell livestock feeds at our feed mills in Pittsburg and Mt. Pleasant, Texas and at our farm supply store in Pittsburg, Texas to dairy farmers and livestock producers in northeastern Texas.

     TOTAL QUALITY MANAGEMENT AND PRODUCTIVITY IMPROVEMENTS. Beginning in 1991, we implemented a total quality management program to increase the emphasis by all of our employees on maintaining the highest quality products and lowest cost production. The successful implementation of these initiatives for a company of our size and with the number of employees we have usually takes several years. As this new management culture has become more entrenched within Pilgrim's Pride, we have begun to experience significant gains resulting from these efforts. For example, cross-geographical business process teams have been formed and are producing significant gains in performance characteristics. The gains range from waste reductions to process yield improvements resulting in an estimated annualized cost savings in excess of $17.0 million. Additionally, in fiscal 2000, centralizing purchasing and combining our purchasing power across company locations has successfully reduced the cost of procured materials by more than an estimated $4.0 million. We have also employed new technology to consolidate administrative support activities such as accounts payable processing, treasury management and accounts receivable management. This consolidation has reduced the transaction costs of providing these services.

MEXICO

BACKGROUND

     The Mexican market represented approximately 20.5% of our net sales in fiscal 2000. We entered the Mexican market in 1979 by seasonally selling eggs to the Mexican government. Recognizing favorable long-term demographic trends and improving economic conditions in Mexico, we began exploring opportunities to produce and market chicken in Mexico. In fiscal 1988, we acquired four vertically integrated chicken production operations in Mexico for approximately $15.1 million. From fiscal 1988 through fiscal 2000, we made acquisitions and capital expenditures in Mexico totaling $211.1 million to expand and improve these operations. As a result of these expenditures, we have increased weekly production in our Mexican operations by over 400% since our original investment in fiscal 1988. We are now the second largest producer of chicken in Mexico. We believe our facilities are among the most technologically advanced in Mexico and that we are one of the lowest cost producers of chicken in Mexico.

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

RECENT DEVELOPMENTS

     On September 27, 2000, the Company announced that it had signed a definitive agreement to acquire all the outstanding stock of WLR Foods, Inc. in a cash merger valued at approximately $300 million, which includes the assumption and/or refinancing of approximately $60 million of WLR Foods' debt and other obligations. Pursuant to the agreement, the Company will pay $14.25 for each outstanding share of WLR Foods common stock. The merger is subject to customary closing conditions, including the receipt of regulatory approval and the approval of WLR Foods' shareholders, and is expected to be completed during January 2001. The Company intends to finance the transaction with existing cash and borrowings under its existing financing facilities.

     WLR Foods is an integrated provider of turkey and chicken products marketed primarily under the Wampler Foods brand. It is nationally ranked as the fourth largest turkey company and the seventh largest poultry food processor by sales volume. WLR Foods employs approximately 7,000 employees. It has seven poultry processing facilities, one further processing facility, two grow-out facilities and a sales and marketing office and corporate office, located in Virginia, North Carolina, West Virginia and Pennsylvania. WLR Foods markets branded and private label poultry products to retailers, fast food operators, food service and institutional customers throughout the United States with an emphasis on the East Coast. Export sales currently represent approximately 11% of sales. Pilgrim's Pride does not presently own any turkey-related facilities or operate in the turkey business and intends to evaluate the turkey business and its options with respect thereto.

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

OTHER ACTIVITIES

     We have regional distribution centers located in Arlington, El Paso, Mt. Pleasant and San Antonio, Texas; Phoenix, Arizona; and Oklahoma City, Oklahoma. These facilities distribute our own poultry products along with certain poultry and non-poultry products purchased from third parties to independent grocers and quick service restaurants. Our non-poultry distribution business is conducted as an accommodation to our customers and to achieve greater economies of scale in distribution logistics. The store-door delivery capabilities for our own poultry products provide a strategic service advantage in selling to quick service, national chain restaurants.

REGULATION

     The chicken industry is subject to government regulation, particularly in the health and environmental areas, including provisions relating to the discharge of materials into the environment, by the Centers for Disease Control, the USDA, the Food and Drug Administration ("FDA") and the Environmental Protection Agency in the United States and by similar governmental agencies in Mexico. Our chicken processing facilities in the U.S. are subject to on-site examination, inspection and regulation by the USDA. The FDA inspects the production of our feed mills in the U.S. Our Mexican food processing facilities and feed mills are subject to on-site examination, inspection and regulation by a Mexican governmental agency, which performs functions similar to those performed by the USDA and FDA. Since commencement of operations by our predecessor in 1946, compliance with applicable regulations has not had a material adverse effect upon our earnings or competitive position and such compliance is not anticipated to have a materially adverse effect in the future. We believe that we are in substantial compliance with all applicable laws and regulations relating to the operations of our facilities.

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

     On February 9, 2000, the U.S. Department of Labor ("DOL") began a nationwide audit of wage and hour practices in the chicken industry. The DOL has audited 51 chicken plants, three of which are owned by the Company. The DOL audit is examining pay practices relating to both processing plant and catching crew employees and includes practices which are the subject of
Anderson v. Pilgrim's Pride discussed in Item 3. Legal Proceedings. The Company expects to have a closing conference with the DOL before April of 2001.

EMPLOYEES AND LABOR RELATIONS

     As of November 17, 2000 we employed approximately 11,300 persons in the U.S. and 4,100 persons in Mexico. Approximately 2,000 employees at our Lufkin and Nacogdoches, Texas facilities are members of collective bargaining units represented by the United Food and Commercial Workers Union. None of our other U.S. employees have union representation. Collective bargaining agreements with the United Food and Commercial Workers Union expire on August 10, 2001 with respect to our Lufkin employees and on October 6, 2001 with respect to our Nacogdoches employees. We believe that the terms of each of these agreements are no more favorable than those provided to our non-union U.S. employees. In Mexico, most of our hourly employees are covered by collective bargaining agreements, as most employees in Mexico are. We have not experienced any work stoppage since a two-day work stoppage at our Lufkin, Texas facility in May 1993, and we believe our relations with our employees are satisfactory.

FORWARD-LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by (or on behalf of) the Company. Except for historical information contained herein, the statements included in Management's Discussion and Analysis of Results of Operations and Financial Condition, the Business Section and elsewhere in this Form 10-K are forward-looking statements that are dependent upon a number of risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statement. These risks and uncertainties include changes in commodity prices of feed ingredients and chicken, the Company's indebtedness, risks associated with the Company's foreign operations, including currency exchange rate fluctuations, trade barriers, exchange controls, expropriation and changes in laws and practices, the impact of current and future laws and regulations, the impact of uncertainties of litigation as well as other risks described in the Company's filings with the Securities and Exchange Commission ("SEC"). The Company does not intend to provide updated information about the matters referred to in these forward looking statements, other than in the context of Management's Discussion and Analysis of Results of Operations and Financial Condition and other disclosures in the Company's SEC filings.

DIRECTORS AND EXECUTIVE OFFICERS

     Set forth below is certain information relating to our current directors and executive officers:

NAME                        AGE         POSITION(S)

Lonnie "Bo" Pilgrim (1)       72 Chairman of the Board

Clifford E. Butler            58 Vice Chairman of the Board

David Van Hoose               59 Chief Executive Officer
                                 President
                                 Chief Operating Officer
                                 Director
                                 (Principal Executive Officer)

Richard A. Cogdill            40 Executive Vice President
                                 Chief Financial Officer
                                 Secretary and Treasurer
                                 Director
                                 (Principal Financial and Accounting Officer)

O.B. Goolsby, Jr.             53 Executive Vice President
                                 Prepared Foods Complexes

Robert L. Hendrix             64 Executive Vice President
                                 Growout and Processing

Alejandro M. Mann             40 Executive Vice President
                                 Mexico Operations

Michael J. Murray             42 Executive Vice President
                                 Sales and Marketing and Distribution

Ray Gameson                   52 Senior Vice President
                                 Human Resources

David Hand                    43 Senior Vice President
                                 Sales and Marketing
                                 Retail and Fresh Products

Michael D. Martin             46 Senior Vice President
                                 Complex Manager
                                 DeQueen and Nashville
                                 Arkansas Complex

James J. Miner, Ph.D.         72 Senior Vice President
                                 Technical Services

Robert N. Palm                57 Senior Vice President
                                 Complex Manager
                                 Lufkin/Nacogdoches and Center
                                 Texas Complex

Lonnie Ken Pilgrim (1)        42 Senior Vice President
                                 Director of Transportation
                                 Director

Charles L. Black (1) (2)      71 Director

S. Key Coker (2)              43 Director

Vance C. Miller (1) (2)       66 Director

James G. Vetter, Jr. (1) (2)  66 Director

Donald L. Wass, Ph.D. (1) (2) 68 Director
_________
(1) MEMBER OF THE COMPENSATION COMMITTEE
(2) MEMBER OF THE AUDIT COMMITTEE

     LONNIE "BO" PILGRIM has served as Chairman of the Board since the organization of Pilgrim's Pride in July 1968. He was previously Chief Executive Officer from July 1968 to June 1998. Prior to the incorporation of Pilgrim's Pride, Mr. Pilgrim was a partner in its predecessor partnership business founded in 1946.

     CLIFFORD E. BUTLER serves as Vice Chairman of the Board. He joined us as Controller and Director in 1969, was named Senior Vice President of Finance in 1973, became Chief Financial Officer and Vice Chairman of the Board in July 1983, became Executive President in January 1997 and served in such capacity through July 1998. He continues to serve as Vice Chairman of the Board.

     DAVID VAN HOOSE serves as Chief Executive Officer, President and Chief Operating Officer, (Principal Executive Officer) of Pilgrim's Pride. He became a Director in July 1998. He was named Chief Executive Officer and Chief Operating Officer in June 1998 and President in July 1998. He was previously President of Mexico Operations from April 1993 to June 1998 and Senior Vice President, Director General, Mexico Operations from August 1990 to April 1993. Mr. Van Hoose was employed by us in September 1988 as Senior Vice President, Texas Processing. Prior to that, Mr. Van Hoose was employed by Cargill, Inc. as General Manager of one of its chicken operations.

     RICHARD A. COGDILL has served as Executive Vice President, Chief Financial Officer, Secretary and Treasurer, (Principal Financial and Accounting Officer) since January 1997. He became a Director in September 1998. Previously he served as Senior Vice President, Corporate Controller, from August 1992 through December 1996 and as Vice President, Corporate Controller from October 1991 through August 1992. Prior to October 1991, he was a Senior Manager with Ernst & Young LLP. He is a Certified Public Accountant.

     O.B. GOOLSBY, JR. has served as Executive Vice President, Prepared Foods Operations since June 1998. He was previously Senior Vice President, Prepared Foods Operations from August 1992 to June 1998 and Vice President, Prepared Foods Complexes from April 1986 to August 1992. He was previously employed by us from November 1969 to January 1981.

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

     ALEJANDRO M. MANN has served as Executive Vice President, Mexico Operations since October 1, 2000. Previously, he was Vice-President of Finance and Processing Plants, Mexico Operations from January 2000 to September 2000. He was employed as Director of Finance, Mexico Operations from August 1995 to December 1999 and from November 1993 to July 1995 as Director of Internal Audit for the U.S. and Mexico Operations at the corporate headquarters. From August 1989 to October 1993, he was employed by Central Soya Inc.

     MICHAEL J. MURRAY has been Executive Vice President, Sales and Marketing and Distribution since June 1998. He previously served as Senior Vice President, Sales and Marketing, Prepared Foods from October 1994 to June 1998 and as Vice President of Sales and Marketing, Foodservice from August 1993 to October 1994. From 1990 to July 1993, he was employed by Cargill, Inc. Prior to that, from March 1987 to 1990 he was employed by us as a Vice President for sales and marketing and prior thereto, he was employed by Tyson Foods, Inc.

     RAY GAMESON has been Senior Vice President, Human Resources since October 1994. He previously served as Vice President of Human Resources beginning in August 1993. From December 1991 to July 1993, he was employed by Townsends, Inc. and served as Complex Human Resource, Manager. Prior to that, he was employed by us as Complex Human Resource, Manager, at our Mt. Pleasant, Texas location.

     DAVID HAND has served as Senior Vice President of Sales and Marketing, Retail and Fresh Products since January 1998. Previously, he was Vice President of Commodity and Export Sales from November 1996 to June 1998. Prior to that he was Director of Commodity and Export Sales from October 1992 to November 1996. He joined Pilgrim's Pride in June 1990 and was Export Sales Manager from June 1990 to October 1992. Prior to that he was President of Plantation Marketing and was with ConAgra from 1979 to 1986.

     MICHAEL D. MARTIN has been Senior Vice President, Complex Manager, DeQueen, Arkansas Complex since April 1993. He previously served as
Plant Manager at our Lufkin, Texas operations and Vice President, Processing, at our Mt. Pleasant, Texas, operations up to April 1993. He has served in various other operating management positions in the Arkansas Complex since September 1981. Prior to that, he was employed by Mountaire Corporation of DeQueen, Arkansas, until it was acquired by the Company in September 1981.

     JAMES J. MINER, PH.D., has been Senior Vice President, Technical Services, since April 1994. He has been employed by Pilgrim's Pride and its predecessor partnership since 1966 and served as Senior Vice President responsible for live production and feed nutrition from 1968 to April 1994. He was a Director from the incorporation of the Company in 1968 through September 1998.

     ROBERT N. PALM has been Senior Vice President, Complex Manager, Lufkin, Nacogdoches and Center, Texas Complex since June 1985 and was previously employed in various operating management positions by Plus-Tex Poultry, Inc., a Lufkin, Texas based company acquired by Pilgrim's Pride in June 1985.

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

     S. KEY COKER, is Senior Vice President of Compass Bank, a $20 billion dollar bank with offices throughout the southern United States. He currently manages the Corporate Banking Division for the Dallas Region. He is a career banker with 21 years of experience in banking. He was elected a director of the Company in September 2000.

     VANCE C. MILLER was elected a Director in September 1986. Mr. Miller has been Chairman of Vance C. Miller Interests, a real estate development company formed in 1977 and has served as the Chairman of the Board and Chief Executive Officer of Henry S. Miller Cos., a Dallas, Texas real estate services firm, since 1991. Mr. Miller also serves as a Director of Resurgence Properties, Inc.

     JAMES G. VETTER, JR. has practiced law in Dallas, Texas since 1966. He is a shareholder of the Dallas law firm of Godwin, White & Gruber, P.C., (formerly Godwin & Carlton, P.C.) and has served as general counsel and a Director since 1981. Mr. Vetter is a Board Certified-Tax Law Specialist and serves as a lecturer and author in tax matters.

     DONALD L. WASS, Ph.D., was elected a Director of the Company in May 1987. He has been President of the William Oncken Company of Texas, a time management consulting company, since 1970.

ITEM 2. PROPERTIES

BREEDING AND HATCHING

     We supply all of our chicks in the U.S. by producing our own hatching eggs from domestic breeder flocks in the U.S. These flocks are owned by us, and approximately 18.0% of them are maintained on 41 company-owned breeder farms. In the U.S., we currently own or contract for approximately 10.8 million square feet of breeder housing on approximately 282 breeder farms. In Mexico, all of our breeder flocks are maintained on company-owned farms totaling approximately
3.3 million square feet.

     We own eight hatcheries in the United States. These hatcheries are located in Nacogdoches, Center and Pittsburg, Texas, and DeQueen and Nashville, Arkansas, where eggs are incubated and hatched in a process requiring 21 days. Once hatched, the day-old chicks are inspected and vaccinated against common poultry diseases and transported by our vehicles to grow-out farms. Our eight hatcheries in the U.S. have an aggregate production capacity of approximately
10.6 million chicks per week. In Mexico, we own seven hatcheries, which have an aggregate production capacity of approximately 3.5 million chicks per week.

GROW-OUT

     We place our U.S. grown chicks on contract grow-out farms located in Texas, Arkansas and Oklahoma, some of which are owned by our affiliates. These contract grow-out farms contain approximately 4,400 chicken houses with approximately 58.4 million square feet of growing facilities. Additionally, we own and operate grow-out farms containing approximately 390 chicken houses with approximately 4.4 million square feet of growing facilities in the U.S., which account for approximately 7.1% of our total annual U.S. chicken capacity. On the contracted grow-out farms, the farmers provide the facilities, utilities and labor; we supply the chicks, the feed and all veterinary and technical services. Contract grow-out farmers are paid based on live weight under an incentive arrangement. In Mexico, we place our grown chicks on contract grow-out farms containing approximately 884 chicken houses with approximately 11.9 million square feet of growing facilities. Additionally, we own and operate grow-out farms containing approximately 507 chicken houses with approximately
7.7 million square feet of growing facilities in Mexico, which account for approximately 39.3% of our total annual Mexican chicken capacity. Arrangements with independent farmers in Mexico are similar to our arrangements with contractors in the United States.

FEED MILLS

     An important factor in the production of chicken is the rate at which feed is converted into body weight. The quality and composition of the feed is critical to the conversion rate. Accordingly, we formulate and produce our own feed. We purchase feed ingredients on the open market. The primary feed ingredients include corn, milo and soybean meal, which historically have been the largest components of our total production costs. In the U.S., we operate seven feed mills located in Nacogdoches, Mt. Pleasant, Tenaha and Pittsburg, Texas and Nashville and Hope, Arkansas. In the U.S., we currently have annual feed requirements of approximately 2.3 million tons and the capacity to produce approximately 3.6 million tons. We own four feed mills in Mexico, which produce all of the requirements of our Mexico operations. Mexico's annual feed requirements are approximately 0.7 million tons with a capacity to produce approximately 1.0 million tons. In fiscal 2000, approximately 68% of the feed ingredients used by us in Mexico were imported from the United States, but this percentage fluctuates based on the availability and cost of local feed ingredient supplies.

PROCESSING

     Once the chickens reach processing weight, they are transported in our trucks to our processing plants. These plants utilize modern, highly automated equipment to process and package the chickens. We periodically review possible application of new processing technologies in order to enhance productivity and reduce costs. Our six U.S. processing plants, two of which are located in Mt. Pleasant, Texas, and the remainder of which are located in Dallas, Nacogdoches and Lufkin, Texas, and DeQueen, Arkansas, have the capacity, under present USDA inspection procedures, to slaughter approximately 8.5 million head of chicken per week, assuming a five-day work week. Our three processing plants located in Mexico have the capacity to slaughter approximately 3.3 million head of chicken per week, assuming a six-day work week, which is typical in Mexico.

PREPARED FOODS PLANT

     Our prepared foods plant in Mt. Pleasant, Texas was constructed in 1986 and has been expanded significantly since that time. This facility has deboning lines, marination systems, batter/breading systems, fryers, ovens, both mechanical and cryogenic freezers, a variety of packaging systems and cold storage. This plant is currently operating at the equivalent of two shifts a day for six days a week. If necessary, we could add additional shifts during the seventh day of the week. We constructed a new prepared foods facility at our Dallas, Texas location during fiscal 1998. The Dallas, Texas facility is functionally equivalent to the Mt. Pleasant, Texas facility. We acquired a prepared foods plant in Waco, Texas from Plantation Foods, Inc. during fiscal 1999. The Waco, Texas facility has undergone two significant expansions since acquisition and is functionally equivalent to the Mt. Pleasant and Dallas, Texas facilities.

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

OTHER FACILITIES AND INFORMATION

     We operate a rendering plant located in Mt. Pleasant, Texas. The rendering plant currently processes by-products from approximately 8.9 million chickens weekly into protein products. These products are used in the manufacture of chicken and livestock feed and pet foods. We operate a commercial feed mill in Mt. Pleasant, Texas which produces various bulk and sacked livestock feed, which are sold to area dairies, ranches and farms. We also operate a feed supply store in Pittsburg, Texas, from which we sell various bulk and sacked livestock feed products, a majority of which is produced in our Mt. Pleasant, Texas commercial feed mill. We own an office building in Pittsburg, Texas, which houses our executive offices, and an office building in Mexico City, which houses our Mexican marketing offices.

     Substantially all of our U.S. property, plant and equipment is pledged as collateral on our secured debt.

ITEM 3. LEGAL PROCEEDINGS

   On March 23, 1999, the Company is a plaintiff in two antitrust lawsuits in U.S. District Court in Washington, D.C. alleging a world-wide conspiracy to control production capacity and raise prices of common vitamins such as A, B-4, C and E. The suit alleged that, Roche Holding, Ltd. Affiliates Hoffmann-LaRoche Inc., Roche Vitamins Inc. and F. Hoffman-LaRoche, Ltd.; Rhone-Poulenc SA; BASF AG and the German chemical company's U.S. unit, BASF Corp.; Eisai Co.; Takeda Chemical Industries Ltd.; and Merck KgaA conspired to control production of vitamins A, C and E. In a separate suit, the Company contended that Chinook Group Ltd., DuCoa LP, DCV Inc. and various individuals tried to monopolize the vitamin B-4 market. On November 3, 1999, a settlement, which was entered into as part of a class action lawsuit, to which the Company was a member was agreed to among the defendants and the class, which would provide for a recovery of between 18-20% of vitamins purchased from the defendants from 1990 through 1998. On March 28, 2000, the judge presiding over the case accepted the negotiated settlement between the parties; however, appeals from various sources are in process. The Company has filed documentation showing that vitamin purchases made during the recovery period totaled approximately $14.9 million. Based on information the Company has received to date, it is anticipated that the majority of the recovery will occur upon resolution of the appeals process, which is expected before the end of fiscal 2001.

In January of 1998, seventeen current and/or former employees of the Company filed the case of "Octavius Anderson, et al. v. Pilgrim's Pride Corporation" in the United States District Court for the Eastern District of Texas, Lufkin Division, claiming the Company violated requirements of the Fair Labor Standards Act. The suit alleges the Company failed to pay employees for all hours worked. The suit generally alleges that (i) employees should be paid for time spent to put on, take off, and clean certain personal gear at the beginning and end of their shifts and breaks and (ii) the use of a master time card or production "line" time fails to pay employees for all time actually worked. Plaintiffs seek to recover unpaid wages plus liquidated damages and legal fees. Approximately 1,700 consents to join as plaintiffs have been filed with the court by current and/or former employees. It is anticipated that a trial date will be set in February of 2001. The Company believes it has substantial defenses to the claims made and intends to vigorously defend the case. However, neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to this case can be determined at this time. The Company does not expect these matters, individually or collectively, to have a material impact on its financial position or liquidity. Substantially similar suits have been filed against four other integrated chicken companies, including WLR Foods.

THE COMPANY IS SUBJECT TO VARIOUS OTHER LEGAL PROCEEDINGS AND CLAIMS, WHICH ARISE IN THE ORDINARY COURSE OF ITS BUSINESS. IN THE OPINION OF MANAGEMENT, THE AMOUNT OF ULTIMATE LIABILITY WITH RESPECT TO THESE ACTIONS WILL NOT MATERIALLY AFFECT THE FINANCIAL POSITION OR RESULTS OF OPERATIONS OF THE COMPANY.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not Applicable


                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

       QUARTERLY STOCK PRICES AND DIVIDENDS
       High and low sales prices of and dividends on the Company's Class B and Class A common stock for the periods indicated (as adjusted for the June 30, 1999 stock dividend referred to in Note F of the Consolidated Financial Statements) were:

                       Prices           Prices
                        2000             1999                    DIVIDENDS
QUARTER            HIGH      LOW      HIGH      LOW           2000      1999
Class B Common Stock
First              $9       $6 1/4   $16 11/16 $11 5/16         $.01    $.01
Second              8 9/16   6 1/4    15 7/8    10 9/16          .01     .01
Third               8 5/16   6 3/4    20         9 7/8           .01     .01
Fourth              7 13/16  6 5/8    16 5/16    6 1/4           .01     .01

Class A Common Stock
First               7        4 5/8     N/A       N/A             .01     N/A
Second              6 5/8    4 1/2     N/A       N/A             .01     N/A
Third               6 1/8    4 1/16    N/A       N/A             .01     N/A
Fourth(1)          $5 11/16 $4 13/16 $14 3/4   $ 4 5/8          $.01    $.01


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

THE COMPANY'S CLASS B COMMON STOCK (TICKER SYMBOL "CHX") AND CLASS A COMMON STOCK (TICKER SYMBOL "CHX.A") ARE TRADED ON THE NEW YORK STOCK EXCHANGE. THE COMPANY ESTIMATES THERE WERE APPROXIMATELY 15,400 AND 14,500 HOLDERS
(INCLUDING INDIVIDUAL PARTICIPANTS IN SECURITY POSITION LISTINGS) OF THE COMPANY'S CLASS B AND CLASS A COMMON STOCK, RESPECTIVELY, AS OF NOVEMBER 14, 2000. SEE NOTE F--COMMON STOCK, OF THE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR ADDITIONAL DISCUSSION OF THE COMPANY'S COMMON STOCK.

ITEM 6.  SELECTED FINANCIAL DATA

Selected Financial Data
Pilgrim's Pride Corporation

(IN THOUSANDS, EXCEPT PER SHARE DATA)       TEN YEARS ENDED SEPTEMBER 30, 2000

                         2000      1999(a)    1998        1997        1996

Income Statement Data:
Net sales           $1,499,439 $1,357,403 $1,331,545  $1,277,649  $1,139,310
Gross margin           165,828    185,708    136,103     114,467      70,640
Operating income (loss) 80,488    109,504     77,256      63,894      21,504(b)
Income (loss) before
  income taxes and
  extraordinary charge  62,786     90,904     56,522      43,824          47
Income tax expense
  (benefit) (C)         10,442     25,651      6,512       2,788       4,551
Income (loss) before
  extraordinary charge  52,344     65,253     50,010      41,036      (4,504)
Extraordinary charge-
  early repayment of
  debt, net of tax           -         --         --           --      (2,780)
Net income (loss)       52,344     65,253     50,010       41,036      (7,284)

Per Common Share Data:(d)
Income (loss) before
  extraordinary charge  $ 1.27     $ 1.58     $ 1.21       $ 0.99     $ (0.11)
Extraordinary charge
  early repayment of debt   --         --         --           --       (0.07)
Net income (loss)         1.27       1.58       1.21         0.99       (0.18)
  Cash dividends          0.06      0.045       0.04         0.04        0.04
Book value                8.33       7.11       5.58         4.41        3.46

Balance Sheet Summary:
Working capital       $124,531   $154,242   $147,040     $133,542     $88,455
Total assets           705,420    655,762    601,439      579,124     536,722
Notes payable and
  current maturities of
  long-term debt         4,657      4,353      5,889       11,596      35,850
Long-term debt, less
  current maturities   165,037    183,753    199,784      224,743     198,334
Total stockholders'
  equity               342,559    294,259    230,871      182,516     143,135

Key Indicators (as a percentage of net sales):
Gross margin             11.1%      13.7%      10.2%         9.0%        6.2%
Selling, general and
   administrative
   expenses               5.7%       5.6%       4.4%         4.0%        4.3%
Operating income (loss)   5.4%       8.1%       5.8%         5.0%        1.9%
Interest expense, net     1.2%       1.3%       1.5%         1.7%        1.9%
Net income (loss)         3.5%       4.8%       3.8%         3.2%       (0.6%)

(In thousands, except per share data:)      Ten years Ended September 30, 2000

                          1995      1994      1993(a)       1992        1991
Income Statement Data:
Net sales              $931,806   $922,609   $887,843   $817,361    $786,651
Gross margin             74,144    110,827    106,036     32,802      75,567
Operating income (loss)  24,930(b)  59,698     56,345    (12,475)     31,039
Income (loss) before
  income taxes and
  extraordinary charge    2,091     42,448     32,838    (33,712)     12,235
Income tax expense
  (benefit) (c)          10,058     11,390     10,543     (4,048)        (59)
Income (loss) before
  extraordinary charge   (7,967)    31,058     22,295    (29,664)     12,294
Extraordinary charge-
  early repayment of
  debt, net of tax           --         --     (1,286)        --          --
Net income (loss)        (7,967)    31,058     21,009    (29,664)     12,294

Per Common Share Data:(d)
Income (loss) before
  extraordinary charge  $ (0.19)   $  0.75     $ 0.54    $ (0.83)    $  0.36
Extraordinary chrge-
  early repayment of debt    --         --      (0.03)        --          --
Net income (loss)         (0.19)      0.75       0.51      (0.83)       0.36
Cash dividends             0.04       0.04       0.02       0.04        0.04
Book value                 3.67       3.91       3.20       2.71        2.72

Balance Sheet Summary:
Working capital        $ 88,395   $ 99,724   $ 72,688   $ 11,227    $ 44,882
Total assets            497,604    438,683    422,846    434,566     428,090
Notes payable and
  current maturities of
  long-term debt         18,187      4,493     25,643     86,424      44,756
Long-term debt, less
  current maturities    182,988    152,631    159,554    131,534     175,776
Total stockholders'
  equity                152,074    161,696    132,293    112,112     112,353

Key Indicators (as a percentage of net sales):
Gross margin               8.0%      12.0%      11.9%       4.0%        9.6%
Selling, general and
  administrative expenses  5.3%       5.5%       5.6%       5.7%        5.7%
Operating income (loss)    2.7%       6.5%       6.3%      (1.6%)       3.9%
Interest expense, net      1.9%       2.1%       2.9%       2.8%        2.5%
Net income (loss)         (0.9%)      3.4%       2.4%      (3.6%)       1.6%

(a)   Fiscal 1999 and 1993 had 53 weeks
(b)   In addition to foreign exchange losses, the peso decline and the related economic recession in Mexico contributed significantly to the operating losses experienced by the Company's Mexico operations of $8.2 million and $17.0 million for fiscal years 1996 and 1995, respectively.
(c)   The Company does not include income or losses from its Mexico operations in its determination of taxable income for U.S. income tax purposes based upon its determination that such earnings will be indefinitely
      reinvested in Mexico.   See "Management's Discussion and Analysis Results
      of Operations and Financial Condition" and Note D of the Consolidated
      Financial Statements of the Company.
(d)   Historical per share amounts have been restated to give
      effect to a stock dividend issued on July 30, 1999.  See Note F of the
      Consolidated Financial Statements of the Company.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FORWARD-LOOKING STATEMENTS

   The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by (or on behalf of) the Company. Except for historical information contained herein, the statements included in Management's Discussion and Analysis of Results of Operations and Financial Condition, the Business Section and elsewhere in this annual report contain forward-looking statements that are dependent upon a number of risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. These risks and uncertainties include changes in commodity prices of feed ingredients and chicken, the Company's indebtedness, risks associated with the Company's foreign operations, including currency exchange rate fluctuations, trade barriers, exchange controls, expropriation and changes in laws and practices, the impact of current and future laws and regulations, the impact of uncertainties of litigation, as well as other risks described in the Company's SEC filings. The Company does not intend to provide updated information about the matters referred to in these forward-looking statements, other than in the context of Management's Discussion and Analysis of Results of Operations and Financial Condition contained herein and other disclosures in the Company's SEC filings.

GENERAL

     Profitability in the chicken industry can be materially affected by the commodity prices of chicken, chicken parts and feed ingredients. Those commodity prices are determined largely by supply and demand. As a result, the chicken industry as a whole has been characterized by cyclical earnings. These cyclical fluctuations in earnings of individual chicken companies can be mitigated somewhat by:

     -  Business strategy;
     -  Product mix;
     -  Sales and marketing plans; and
     -  Operating efficiencies.

     In an effort to reduce price volatility and to generate higher, more consistent profit margins, we have concentrated on the production and marketing of prepared food products. Prepared food products generally have higher profit margins than our other products. Also, the production and sale in the U.S. of prepared food products reduce the impact of the costs of feed ingredients on our profitability. Feed ingredient purchases are the single largest component of our cost of goods sold, representing approximately 26.6% of our U.S. cost of goods sold in fiscal 2000. The production of feed ingredients is positively or negatively affected primarily by weather patterns throughout the world, the global level of supply inventories and the agricultural policies of the United States and foreign governments. As further processing is performed, feed ingredient costs become a decreasing percentage of a product's total production costs, thereby reducing their impact on our profitability.

The following table presents certain information regarding the Company's U.S. and Mexico operations.

                                             Fiscal Year Ended
                              September 30,      October 2,     September 26,
                                  2000              1999             1998
                               (52 weeks)         (53 weeks)      (52 weeks)
                                                (In thousands)
Sales to unaffiliated
      customers:
   United States               $1,192,077         $1,102,903      $1,053,458
   Mexico                         307,362            254,500         278,087
Total sales to unaffiliated
      customers                $1,499,439         $1,357,403      $1,331,545
Operating income:
   United States               $   45,928         $   88,177      $   36,279
   Mexico                          34,560             21,327          40,977
      Total operating income   $   80,488         $  109,504      $   77,256

The following table presents certain items as a percentage of net sales for the periods indicated:

                                  2000              1999               1998
Net sales                        100.0 %            100.0 %          100.0 %
Cost of sales                     88.9               86.3             89.8
Gross profit                      11.1               13.7             10.2
Selling, general and
   administrative expense          5.7                5.6              4.4
Operating income                   5.4                8.1              5.8
Interest expense                   1.2                1.3              1.5
Income before income taxes         4.2                6.7              4.2
Net income                         3.5                4.8              3.8

Results of Operations

FISCAL 2000 COMPARED TO FISCAL 1999:

     NET SALES. Consolidated net sales were $1.5 billion for fiscal 2000, an increase of $142.0 million, or 10.5%, from fiscal 1999. The increase in consolidated net sales resulted from an $86.9 million increase in U.S. chicken sales to $1.1 billion, a $52.9 million increase in Mexico chicken sales to $307.4 million and a $2.3 million increase of sales of other U.S. products to $141.7 million. The increase in U.S. chicken sales was primarily due to an 8.6% increase in dressed pounds produced . The increase in Mexico chicken sales was primarily due to a 13.7% increase in revenue per dressed pound and to a 6.2% increase in dressed pounds produced. The $2.3 million increase in sales of other U.S. products was primarily due to higher selling prices in the Company's Poultry By-Products division.

     COST OF SALES. Consolidated cost of sales was $1.3 billion in fiscal 2000, an increase of $161.9 million, or 13.8%, compared to fiscal 1999. The increase resulted primarily from a $125.9 million increase in the cost of sales of our U.S. operations and from a $36.0 million increase in the cost of sales in our Mexico operations.

     The cost of sales increase in our U.S. operations of $125.9 million was due primarily to an 8.6% increase in dressed pounds produced, a 4.0% increase in feed ingredient costs, increased production of higher-cost prepared food products, losses associated with the late January 2000 ice storm and a $5.8 million write off of accounts receivable from AmeriServe, which filed bankruptcy on January 31, 2000. AmeriServe was a significant distributor of products to fast food and casual dining restaurant chains, several of which are customers of the Company. The $36.0 million cost of sales increase in our Mexico operations was primarily due to a 6.2% increase in dressed pounds produced and a 9.8% increase in average costs of sales per dressed pound produced caused primarily by the continued shift of production to a higher-valued product mix.

     GROSS PROFIT. Gross profit was $165.8 million for fiscal 2000, a decrease of $19.9 million, or 10.7%, over the same period last year. Gross profit as a percentage of sales decreased to 11.1% in fiscal 2000 from 13.7% in fiscal 1999. The lower gross profit resulted from lower net margins in our U.S. operations primarily due to lower selling prices realized for fresh chicken products, higher feed ingredient costs, losses associated with the late January 2000 ice storm and the AmeriServe write off discussed above, offset in part by increased volume of prepared food chicken sales.

     Beginning in the fourth quarter of fiscal 1999, commodity chicken margins in the U.S. have been under pressure due, in part, to increased levels of chicken production in the U.S. To the extent that these trends continue, subsequent periods' gross margins could be negatively affected to the extent not offset by other factors such as those discussed under "- General" above.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Consolidated selling, general and administrative expenses were $85.3 million in fiscal 2000 and $76.2 million in fiscal 1999. Consolidated selling, general and administrative expenses as a percentage of sales remained relatively stable in fiscal 2000 at 5.7% compared to 5.6% in fiscal 1999. The $9.1 million increase in consolidated selling, general and administrative expenses was due to increased costs relating to our higher sales volumes.

     OPERATING INCOME. Consolidated operating income was $80.5 million for fiscal 2000, a decrease of $29.0 million, or 26.5%, when compared to fiscal 1999, resulting primarily from lower net U.S. margins due to lower selling prices realized for fresh chicken products, higher feed ingredient costs, losses associated with the late January 2000 ice storm and the AmeriServe write off discussed above, offset in part by increased volume of prepared food chicken sales.

     INTEREST EXPENSE. Consolidated net interest expense increased 0.6% to $17.8 million in fiscal 2000, when compared to $17.7 million for fiscal 1999, due to higher interest rates experienced in fiscal 2000 on lower outstanding debt levels.

     INCOME TAX EXPENSE. Consolidated income tax expense in fiscal 2000 decreased to $10.4 million compared to an expense of $25.7 million in fiscal 1999. This decrease resulted from lower U.S. earnings in fiscal 2000 than in fiscal 1999.

FISCAL 1999 COMPARED TO FISCAL 1998:

     Our accounting cycle resulted in 53 weeks of operations in fiscal 1999, compared to 52 weeks in fiscal 1998.

     NET SALES. Consolidated net sales were $1.36 billion for fiscal 1999, an increase of $25.9 million, or 1.9% from fiscal 1998. The increase in consolidated net sales resulted from a $49.1 million increase in U.S. chicken sales to $963.5 million and a $0.4 million increase of sales of other U.S. products to $139.4 million offset by a $23.6 million decrease in Mexico chicken sales to $254.5 million. The increase in U.S. chicken sales was primarily due to an 8.7% increase in dressed pounds produced and partially offset by a 3.0% decrease in total revenue per dressed pound. The decrease in Mexico chicken sales was primarily due to a 19.6% decrease in revenue per dressed pound partially offset by a 13.9% increase in dressed pounds sold.

     COST OF SALES. Consolidated cost of sales was $1.2 billion in fiscal 1999, a decrease of $23.7 million, or 2.0%, compared to fiscal 1998. The decrease resulted primarily from an $18.4 million decrease in the cost of sales of U.S. operations and by a $5.3 million decrease in the cost of sales in Mexico operations. The cost of sales decrease in U.S. operations of $18.4 million was due primarily to a 22.1% decrease in feed ingredients cost per pound partially offset by an 8.7% increase in dressed pounds produced.

     The $5.3 million cost of sales decrease in Mexico operations was primarily due to a 15.4% decrease in feed ingredient costs per pound offset partially by a 13.9% increase in dressed pounds produced.

     GROSS PROFIT. Gross profit was $185.7 million for fiscal 1999, an increase of $49.6 million, or 36.5%, over the same period last year. Gross profit as a percentage of sales increased to 13.7% in fiscal 1999 from 10.2% in fiscal 1998. The increased gross profit resulted primarily from lower feed ingredient costs per pound and higher production volumes.

     Beginning in the fourth quarter of fiscal 1999, commodity chicken margins in the U.S. have been under pressure due, in part, to increased levels of chicken production in the U.S. To the extent that these trends continue, subsequent periods' gross margins could be negatively affected to the extent not offset by other factors such as those discussed under "- General" above.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Consolidated selling, general and administrative expenses were $76.2 million in fiscal 1999 and $58.8 million in fiscal 1998. Consolidated selling, general and administrative expenses as a percentage of sales increased in fiscal 1999 to 5.6%, compared to 4.4% in fiscal 1998, due to increased retirement and variable compensation costs which are dependent upon U.S. profits.

     OPERATING INCOME. Consolidated operating income was $109.5 million for fiscal 1999, an increase of $32.2 million, or 41.7%, when compared to fiscal 1998, resulting primarily from lower feed ingredient costs per pound and higher production volumes.

     INTEREST  EXPENSE.   Consolidated net interest expense decreased 12.4%
to $17.7 million in fiscal 1999, when compared to $20.2 million for fiscal 1998, due to lower average outstanding debt levels.

     MISCELLANEOUS, NET. Consolidated miscellaneous, net, a component of Other Expenses (Income), was $1.0 million in fiscal 1999, a $2.7 million decrease when compared to ($1.7) million for fiscal 1998 due primarily to losses on disposal of assets.

     INCOME TAX EXPENSE. Consolidated income tax expense in fiscal 1999 increased to $25.7 million compared to an expense of $6.5 million in fiscal 1998. This increase resulted from higher U.S. earnings in fiscal 1999 than in fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

     As of November 16, 2000, the Company maintains $120.0 million in revolving credit facilities and $400.0 million in secured-revolving/term borrowing facilities. The credit facilities provide for interest at rates ranging from LIBOR plus five-eighths percent to LIBOR plus two and three-quarters percent depending upon the Company's total debt to capitalization ratio. Interest rates on debt outstanding at September 30, 2000 bore interest at rates ranging from LIBOR plus five-eighths percent to LIBOR plus
one  and one-eighth  percent.   These  facilities are secured by inventory and
fixed assets or are unsecured. The $400.0 million revolving/term borrowing facility provides for $285.0 million and $115.0 million of 10-year and 7-year, respectively, commitments. Borrowings under this facility are split pro-rata between the 10-year and 7-year maturities as they occur.
As of November 17, 2000, $113.8 million was available under the revolving credit facilities and $200.0 million was available under the revolving/ term borrowing facilities with an additional $200.0 million becoming available upon completion of the WLR Acquisition and the satisfaction of certain other customary conditions occurring on or before February 28, 2001. See Note C to the Consolidated Financial Statements.

     The annual maturities of long-term debt for the five years  subsequent
to  September  30,  2000  are  as  follows:   2001-$4.7  million; 2002-$5.0
million; 2003-$96.1 million; 2004-$5.8 million and 2005-$6.0 million.

     On June 29, 1999, the Camp County Industrial Development Corporation issued $25.0 million of variable-rate environmental facilities revenue bonds supported by letters of credit obtained by the Company. The Company may draw from these proceeds over the construction period for new sewage and solid waste disposal facilities at a poultry by-products plant to be built in Camp County, Texas. The Company is not required to borrow the full amount of the proceeds from the bonds. All amounts borrowed from these funds will be due in 2029. The amounts borrowed by the Company will be reflected as debt when received from the Camp County Industrial Development Corporation. The interest rates on amounts borrowed will closely follow the tax-exempt commercial paper rates. There were no borrowings outstanding by the Company at September 30, 2000.

     On June 26, 1998, the Company entered into an asset sale agreement (the "Agreement") to sell up to $60.0 million of accounts receivable. In connection with the Agreement, the Company sells, on a revolving basis, certain of its trade receivables (the "Pooled Receivables") to a special purpose corporation wholly owned by the Company, which in turn sells a percentage ownership interest to third parties. At September 30, 2000, an interest in these Pooled Receivables of $35.4 million had been sold to third parties and is reflected as a reduction to accounts receivable.

     On March 31, 2000, the Company announced that its Board of Directors had authorized the repurchase of $25.0 million of its outstanding Class A and/or Class B common stock. Based on the weighted average closing price of these securities on March 30, 2000, this would represent approximately 10% of the Company's total shares outstanding. The shares will be purchased on the open market from time to time and will be paid for out of operating cash flows or borrowings on existing lines of credit. As of September 30, 2000, 271,100 shares of Class A common stock had been repurchased under this plan at a total cost of $1.6 million.

     At September 30, 2000, the Company's working capital and current ratio were $124.5 million and 1.86 to 1, respectively, compared to $154.2 million and 2.24 to 1, respectively, at October 2, 1999.

     Trade accounts and other receivables were $50.3 million at September 30, 2000, compared to $84.4 million at October 2, 1999. The 40.4% decrease between September 30, 2000 and October 2, 1999 was due primarily to the sale of receivables under the asset sale agreement discussed above. Excluding the sale of receivables, trade accounts and other receivables would have increased 1.5% to $85.7 million. This increase was due primarily to the higher level of sales activity.

     Accounts payable and accrued expenses were $139.8 million at September 30, 2000, compared to $119.8 million at October 2, 1999, an increase of $20.0 million, or 16.7% and was primarily due to higher levels of sales and the corresponding increased production activity and increased expenditures for capital projects.

     Inventories were $181.2 million at September 30, 2000, compared to $168.0 million at October 2, 1999. The $13.2 million, or 7.9%, increase in inventories between September 30, 2000 and October 2, 1999 was primarily due to higher live chicken inventories in the field necessary to support increased sales and production levels, as well as higher finished chicken products inventories.

     Capital expenditures of $92.1 million, $69.6 million and $53.5 million for fiscal years 2000, 1999 and 1998, respectively, were primarily incurred to expand certain facilities, improve efficiencies, reduce costs, conduct routine equipment replacement and the purchase of a chicken litter disposal and fertilizer business as discussed in Note H of the Consolidated Financial Statements. Management of the Company and the independent members of the Board of Directors believe that the terms of the purchase of the chicken litter disposal and fertilizer business are not less favorable to the Company than those which could be arranged with unaffiliated persons. The Company has budgeted approximately $100.0 million for capital expenditures in each of its next three fiscal years, primarily to increase capacity through either building or acquiring new facilities, to improve efficiencies and for the routine replacement of equipment. However, actual levels of capital expenditures in any fiscal year may be greater or lesser than those budgeted. The Company expects to finance such expenditures with available operating cash flows and long-term financing.

     Cash flows provided by operating activities were $130.8 million, $81.5 million and $85.0 million, for fiscal years 2000, 1999 and 1998, respectively. The increase in cash flows provided by operating activities for fiscal 2000, when compared to fiscal 1999, was due primarily to the sale of the $35.4 million accounts receivables under the accounts receivable sales agreement mentioned above and increases in accounts payable and accrued expenses offset partially by an increase in inventories and a decrease in operating income. The decrease in cash flows provided by operating activities for fiscal 1999, when compared to fiscal 1998, was due primarily to increased inventory levels, offset by increases in accounts payable and accrued expenses.

     Cash flows used in financing activities were $22.6 million, $19.6 million and $32.5 million for fiscal years 2000, 1999 and 1998, respectively. The cash used in financing activities primarily reflects the net payments on long-term debt.

RECENT DEVELOPMENTS

     On September 27, 2000, the Company announced that it had signed a definitive agreement to acquire all the outstanding stock of WLR Foods, Inc. in a cash merger valued at approximately $300 million, which includes the assumption and/or refinancing of approximately $60 million of WLR Foods' debt and other obligations (the "WLR Acquisition"). Pursuant to the agreement, the Company will pay $14.25 for each outstanding share of WLR Foods common stock. The merger is subject to customary closing conditions, including the receipt of regulatory approval and the approval of WLR Foods' shareholders and is expected to be completed during January 2001. WLR Foods is currently the twelfth largest chicken company and the fourth largest turkey company in the United States, with operations in Virginia, North Carolina, West Virginia and Pennsylvania. The Company intends to finance the transaction with existing cash and borrowings under the financing facility described above, which will result in the Company incurring substantially greater interest expense in the future. The transaction has received the unanimous approval of both companies' Board of Directors and is expected to be completed during January 2001.

MARKET RISK SENSITIVE INSTRUMENTS AND POSITIONS

   The risk inherent in the Company's market risk sensitive instruments and positions is the potential loss arising from adverse changes in the price of feed ingredients, foreign currency exchange rates and interest rates as discussed below. The sensitivity analyses presented do not consider the effects that such adverse changes may have on overall economic activity, nor do they consider additional actions management may take to mitigate its exposure to such changes. Actual results may differ.

     FEED INGREDIENTS. The Company is a purchaser of certain commodities, primarily corn and soybean meal. As a result, the Company's earnings are affected by changes in the price and availability of such feed ingredients. As market conditions dictate, the Company from time to time will lock-in future feed ingredient prices using various hedging techniques, including forward purchase agreements with suppliers and futures contracts. The Company does not use such financial instruments for trading purposes and is not a party to any leverage derivatives. Market risk is estimated as a hypothetical 10% increase in the weighted-average cost of the Company's primary feed ingredients as of September 30, 2000. Based on projected 2001 feed consumption, such an increase would result in an increase to cost of sales of approximately $33.1 million in 2001. As of September 30, 2000, the Company had hedged none of its 2001 feed requirements and had entered into no forward purchase contracts.

     FOREIGN CURRENCY. The Company's earnings are affected by foreign exchange rate fluctuations related to the Mexican peso net monetary position of its Mexico subsidiaries. The Company primarily manages this exposure by attempting to minimize its Mexican peso net monetary position, but has also from time to time considered executing hedges to help minimize this exposure. However, such instruments have historically not been economically feasible. The Company is also exposed to the effect of potential exchange rate fluctuations to the extent that amounts are repatriated from Mexico to the United States. However, the Company currently anticipates that the cash flows of its Mexico subsidiaries will continue to be reinvested in its Mexico operations. In addition, the Mexican peso exchange rate can directly and indirectly impact the Company's results of operations and financial position in several manners, including potential economic recession in Mexico resulting from a devalued peso. The impact on the Company's financial position and results of operations of a hypothetical change in the exchange rate between the U.S. dollar and the Mexican peso cannot be reasonably estimated. Foreign currency exchange gains and losses, representing the change in the U.S. dollar value of the net monetary assets of the Company's Mexico subsidiaries, were a gain of $0.2 million and $0.1 million in fiscal 2000 and 1999, respectively, and a loss of $2.3 million in 1998. On November 14, 2000, the Mexican peso closed at 9.50 to 1 U.S. dollar, a decrease from 9.44 at September 30, 2000. No assurance can be given as to how future movements in the peso could affect future earnings of the Company.

    INTEREST RATES. The Company's earnings are also affected by changes in interest rates due to the impact those changes have on its variable-rate debt instruments. The Company has variable-rate debt instruments representing approximately 4.7% of its long-term debt at September 30, 2000. If interest rates average 25 basis points more in 2001 than they did during 2000, the Company's interest expense would be increased by $25,000. These amounts are determined by considering the impact of the hypothetical interest rates on the Company's variable-rate long-term debt at September 30, 2000.

     Market  risk  for  fixed-rate  long-term  debt  is  estimated  as  the potential increase in fair value resulting from a hypothetical 25 basis points decrease in interest rates and amounts to approximately $0.4 million, using discounted cash flow analysis.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (SFAS 133), which is required to be adopted by the Company in its fiscal year beginning October 1, 2000. SFAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. SFAS 133 is not expected to have a material impact on the Company's financial condition or results of operations.

Impact of Inflation

     Due  to  moderate inflation  in  the  U.S.  and  the  Company's  rapid
inventory  turnover   rate,   the  results  of  operations  have  not  been
significantly affected by inflation during the past three-year period.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements together with the report of independent auditors, and financial statement schedules are included on pages 45 through 59 of this document. Financial statement schedules other than those included herein have been omitted because the required information is contained in the consolidated financial statements or related notes, or such information is not applicable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     NOT APPLICABLE

                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     Reference is made to "Election of Directors" on pages 3 through 5 of the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders, which section is incorporated herein by reference.

     Reference is made to "Compliance with Section 16(a) of the Exchange Act" on page 9 of the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders, which section is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information responsive to Items 11, 12 and 13 is incorporated by reference from the sections entitled "Security Ownership", "Election of Directors", "Executive Compensation" and "Certain Transactions" of the Company's Proxy Statement for its 2000 Annual Meeting of Stockholders.


                                  PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
  (a)  Financial Statements
       (1) THE FINANCIAL STATEMENTS LISTED IN THE ACCOMPANYING INDEX TO FINANCIAL STATEMENTS AND SCHEDULES ARE FILED AS PART OF THIS REPORT.
       (2) ALL OTHER SCHEDULES FOR WHICH PROVISION IS MADE IN THE APPLICABLE ACCOUNTING REGULATIONS OF THE SEC ARE NOT REQUIRED UNDER THE RELATED INSTRUCTIONS OR ARE NOT APPLICABLE AND THEREFORE HAVE BEEN OMITTED.
       (3) THE FINANCIAL STATEMENTS SCHEDULE ENTITLED "VALUATION AND
           QUALIFYING ACCOUNTS AND RESERVES" IS FILED AS PART OF THIS REPORT ON PAGE 58.
       (4) EXHIBITS

  (b)  REPORTS ON FORM 8-K
       (1) THE COMPANY FILED A FORM 8-K DATED JULY 20, 1999, TO REPORT THE AMENDING OF THE ARTICLES OF INCORPORATION TO PERMIT DIVIDENDS OF EITHER OF ITS CLASS A COMMON STOCK OR CLASS B COMMON STOCK TO HOLDERS OF ITS CLASS B COMMON STOCK.
       (2) THE COMPANY FILED A FORM 8-K DATED SEPTEMBER 27, 2000, TO REPORT IT HAD SIGNED A DEFINITIVE AGREEMENT WITH WLR FOODS, INC. FOR THE SALE OF ALL THE OUTSTANDING STOCK OF WLR FOODS, INC.
  (C)  EXHIBITS

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

2.2 Agreement and Plan of Merger dated September 27, 2000 (incorporated by reference from Exhibit 2 of WLR Foods, Inc.'s Current Report on Form 8-K (No. 000-17060) dated September 28, 2000).

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

3.3 Certificate of Amendment to Certificate of Incorporation of the Company (incorporated by reference to Exhibit 1 of the Company's Form 8-A, filed with the SEC on July 20, 1999).

4.1 Certificate of Incorporation of the Company (incorporated by reference from Exhibit 3.1 of the Company's Registration Statement on Form S-1
    (No. 33-8805)  effective November 14, 1986).

4.2 Amended and Restated Corporate Bylaws of Pilgrim's Pride Corporation, a Delaware Corporation, effective May 14, 1999, (incorporated by reference from Exhibit 3.2 of the Company's Quarterly Report on Form 10-Q for the three months ended July 3, 1999).

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

4.5 Certificated of Amendment to Certificate of Incorporation of the Company (incorporated by reference to Exhibit 1 of the Company's Form 8-A, filed with the SEC on July 20, 1999).

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

10.10 Aircraft Lease Extension Agreement between B.P. Leasing Co., (L.A. Pilgrim, Individually) and Pilgrim's Pride Corporation (formerly Pilgrim's Industries, Inc.) effective November 15, 1992 (incorporated by reference from Exhibit 10.48 of the Company's Quarterly Report on Form 10-Q for the three months ended March 29, 1997).

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

10.23 Second Amended and Restated Secured Credit Agreement between Pilgrim's Pride Corporation and Harris Trust and Savings Bank, individually and as agent and the lenders from time to time parties hereto as lenders, dated November 5, 1999.*

10.24 Guaranty Fee Agreement between Pilgrim's Pride Corporation and Pilgrim Interests, LTD., dated June 11, 1999.*

10.25 Heavy Breeder Contract dated October 27, 1999 between Pilgrim's Pride Corporation and David Van Hoose (Timberlake Farms).*

10.26 Credit Agreement dated December 14, 1999 by and between Pilgrim's Pride Corporation and Cobank, ACB, individually and as agent, and the lenders from time to time parties thereto as lenders.

12 Ratio of Earnings to Fixed Charges for the years ended September 30, 2000,
   October 2, 1999, September 26, 1998, September 27, 1997 and September 28, 1996.*

21 Subsidiaries of Registrant.*

23 Consent of Ernst & Young LLP.*

27 Financial Data Schedule*


*    Filed herewith


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 17th day of November 2000.

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

     SIGNATURE                     TITLE                 DATE

   /s/  Lonnie "Bo" Pilgrim
________________________      Chairman of the Board    11/20/2000
Lonnie "Bo" Pilgrim

  /s/  Clifford E. Butler
_______________________       Vice Chairman of the Board 11/20/2000
Clifford E. Butler

  /s/  David Van Hoose
________________________      Chief Executive Officer  11/20/2000
David Van Hoose               President
                              Chief Operating Officer
                              Director
                              (Principal Executive Officer)

   /s/  Richard A. Cogdill
_______________________       Executive Vice President 11/20/2000
Richard A. Cogdill            Chief Financial Officer
                              Secretary and Treasurer
                              Director
                              (Principal Financial and Accounting Officer)


     SIGNATURE                     TITLE                 DATE


   /s/  Lonnie Ken Pilgrim
_______________________       Senior Vice President    11/20/2000
Lonnie Ken Pilgrim            Director of Transportation
                              Director

   /s/  Charles L. Black
_______________________       Director                 11/20/2000
Charles L. Black


_______________________       Director                 11/20/2000
S. Key Coker


______________________        Director                 11/20/2000
Vance C. Miller


______________________        Director                 11/20/2000
James J. Vetter, Jr.


_______________________       Director                 11/20/2000
Donald L. Wass, Ph.D.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Pilgrim's Pride Corporation

STOCKHOLDERS AND BOARD OF DIRECTORS
PILGRIM'S PRIDE CORPORATION

   We have audited the accompanying consolidated balance sheets of Pilgrim's Pride Corporation and subsidiaries as of September 30, 2000 and October 2, 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2000. Our audits also included the financial statements schedule listed in the index at Item 14(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pilgrim's Pride Corporation as of September 30, 2000 and October 2, 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2000, in conformance with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements, taken as a whole, presents fairly in all material respects the information set forth therein.

Ernst & Young LLP

Dallas, Texas
October 30, 2000, except for the second paragraph of Note C, which is dated November 16, 2000





Consolidated Balance Sheets
Pilgrim's Pride Corporation

(In thousands)                             Two Years Ended September 30, 2000

                                                 2000                 1999
Assets
Current Assets:
  Cash and cash equivalents                  $  28,060              $  15,703
  Trade accounts and other receivables, less
   allowance for doubtful accounts              50,286                 84,368
  Inventories                                  181,237                168,035
  Deferred income taxes                          6,256                  6,913
  Prepaid expenses and other
   current assets                                3,131                  3,376
        Total Current Assets                   268,970                278,395

Other Assets                                    18,576                 13,632
Property, Plant and Equipment:
  Land                                          26,137                 26,177
  Buildings, machinery and equipment           565,034                514,984
  Autos and trucks                              48,187                 38,479
  Construction-in-progress                      68,743                 42,694
                                               708,101                622,334
  Less accumulated depreciation                290,227                258,599
                                               417,874                363,735
                                              $705,420               $655,762

Liabilities and Stockholders' Equity
Current Liabilities:
  Accounts payable                          $  105,078              $  81,587
  Accrued expenses                              34,704                 38,213
  Current maturities of long-term debt           4,657                  4,353
     Total Current Liabilities                 144,439                124,153

Long-Term Debt, Less Current Maturities        165,037                183,753
Deferred Income Taxes                           52,496                 52,708
Minority Interest in Subsidiary                    889                    889
Commitments and Contingencies                       --                     --

Stockholders' Equity:
  Preferred stock, $.01 par value,
   authorized 5,000,000 shares; none issued        --                      --
  Common stock -- Class A, $.01 par value,
   authorized 100,000,000 shares; 13,523,429 and
   13,794,529 shares issued and outstanding in 2000
   and 1999, respectively;                        138                     138
  Common stock -- Class B, $.01 par value,
   authorized 60,000,000 shares; 27,589,250 issued
   and outstanding in 2000 and 1999               276                     276
  Additional paid-in capital                   79,625                  79,625
  Retained earnings                           264,088                 214,220
  Less treasury stock                          (1,568)                     --
     Total Stockholders' Equity               342,559                 294,259
                                             $705,420                $655,762

See Notes to Consolidated Financial Statements


Consolidated Statements of Income
Pilgrim's Pride Corporation


(In thousands, except per share data)     Three Years Ended September 30, 2000
                              2000                 1999               1998
Net Sales                  $1,499,439           $1,357,403          $1,331,545
Cost and Expenses:
  Cost of sales             1,333,611            1,171,695           1,195,442
  Selling, general and
    administrative             85,340               76,204              58,847
                            1,418,951            1,247,899           1,254,289
  Operating Income             80,488              109,504              77,256

Other Expenses (Income):
  Interest expense, net        17,779               17,666              20,148
  Foreign exchange (gain) loss   (152)                 (50)              2,284
  Miscellaneous, net               75                  984              (1,698)
                               17,702               18,600              20,734

Income Before Income Taxes     62,786               90,904              56,522
Income Tax Expense             10,442               25,651               6,512

Net Income                 $   52,344         $     65,253         $    50,010

Net Income  per Common
  Share-Basic and Diluted  $     1.27         $       1.58         $      1.21


See Notes to Consolidated Financial Statements

Consolidated Statements of Stockholders' Equity
Pilgrim's Pride Corporation


(In thousands, except share and per share data)
                         Shares      Total  Additional Retained Treasury Total
                    of Common Stock   Par    Paid-In   Earnings  Stock
                 Class A     Class B Value   Capital

Balance at September 27,
     1997            --   27,589,250  $276  $79,763   $102,477        $182,516
   Net income for year                                  50,010          50,010
   Cash dividends declared
       ($.04 per share)                                 (1,655)         (1,655)

Balance at September 26,
     1998            --   27,589,250   276   79,763    150,832         230,871
     Dividend of Class A
       Common
       Stock 13,794,529           --   138     (138)        --              --
     Net income for year                                65,253          65,253
     Cash dividends declared
        ($.045 per share)                               (1,865)         (1,865)

Balance at October 2,
     1999    13,794,529   27,589,250   414    79,625    214,220        294,259
     Treasury stock
     purchased (271,100)                                      ($1,568)  (1,568)
     Net income for year                                 52,344         52,344
     Cash dividends declared
        ($.06 per share)                                 (2,476)        (2,476)

Balance at September 30,
    2000  13,523,429   27,589,250   $414   $79,625  $264,088  ($1,568)$342,559


See Notes to Consolidated Financial Statements
</TABLE

Consolidated Statements of Cash Flows
Pilgrim's Pride Corporation


(In thousands)                            Three Years Ended September 30, 2000
                                             2000         1999          1998
Cash Flows From Operating Activities:
  Net Income                               $52,344       $65,253       $50,010
  Adjustments to reoncile net income
    to cash provided by operating activities:
   Depreciation and amortization            36,027        34,536        32,591
   Loss on property disposals                1,093         2,668           132
   Deferred income taxes                       444        (5,595)          571
  Changes in operating assets and liabiities:
   Accounts and other receivables           34,082        (2,555)       (3,846)
   Inventories                             (13,202)      (26,351)        4,496
   Prepaid expenses and other current assets   245          (474)         (246)
   Accounts payable and accrued expenses    19,982        14,195           996
   Other                                      (212)         (225)          312
  Cash Provided in Operating Activities    130,803        81,452        85,016

Investing Activities:
   Acquisitions of property,
    plant and equipment                    (92,128)       (69,649)     (53,518)
   Proceeds from property disposals          2,319          1,178        5,629
   Other, net                               (6,055)        (2,822)         595
  Cash Used in Investing Activities        (95,864)       (71,293)     (47,294)

Financing Activities:
   Proceeds from notes payable to banks     71,000         24,500       35,500
   Repayments on notes payable to banks    (71,000)       (24,500)     (35,500)
   Proceeds from long-term debt             20,047         15,258       21,125
   Payments on long-term debt              (38,622)       (33,029)     (51,968)
   Purchase of treasury stock               (1,568)            --           --
   Cash dividends paid                      (2,476)        (1,865)      (1,655)
Cash Used in Financing Activities          (22,619)       (19,634)     (32,498)

Effect of exchange rate changes on cash
  and cash equivalents                          37             53         (437)

Increase (decrease)  in cash and
  cash equivalents                          12,357          (9,422)      4,787
Cash and cash equivalents at
  beginning of year                         15,703          25,125      20,338

Cash and Cash Equivalents at End of Year   $28,060         $15,703     $25,125

Supplemental Disclosure Information:
Cash paid during the year for:
   Interest (net of amount capitalized)    $17,178         $18,130     $20,979
   Income taxes                            $13,258         $31,835     $ 4,543


See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
Pilgrim's Pride Corporation

Note A
Business and Summary of Significant Accounting Policies:
   Pilgrim's Pride Corporation (referred to herein as "the Company", "we", "us", "our" and similar terms) is a vertically integrated producer of chicken products, controlling the breeding, hatching and growing of chickens, and the processing, preparation and packaging of its product lines. The Company is the fifth-largest producer of chicken in the United States, with production and distribution facilities located in Texas, Arkansas, Oklahoma and Arizona, and is one of the two largest producers of chicken in Mexico, with production and distribution facilities located in Mexico City and the states of Coahuila, San Louis Potosi, Queretaro and Hidalgo. The Company's chicken products consist primarily of prepared foods, which include portion-controlled breast fillets, tenderloins and strips, formed nuggets and patties, bone-in chicken parts, fresh foodservice chicken, pre-packaged chicken and bulk packaged chicken.
   On September 27, 2000, the Company announced that it had signed a definitive agreement to acquire all the outstanding stock of WLR Foods, Inc.
in a cash merger valued at approximately $300 million, which includes the assumption and/or refinancing of approximately $60 million of WLR
Foods' debt and other obligations (the "WLR Acquisition"). Pursuant to the agreement, the Company will pay $14.25 for each outstanding share of WLR Foods common stock. The merger is subject to customary closing conditions, including the receipt of regulatory approval and the approval of WLR Foods' shareholders, and is expected to be completed during January 2001. The transaction has received the unanimous approval of both companies' Board of Directors and is expected to be completed during January 2001. The WLR Acquisition will be accounted for as a purchase and will be financed through arranged lines of credit discussed in Note C.

Principles of Consolidation:
   The consolidated financial statements include the accounts of Pilgrim's Pride Corporation and its wholly and majority owned subsidiaries. Significant intercompany accounts and transactions have been eliminated and prior year amounts have been restated to conform to current year presentations.
   The Company reports on the basis of a 52/53-week fiscal year, which ends on the Saturday closest to September 30. As a result, fiscal year 1999 had 53 weeks, while fiscal years 2000 and 1998 each had 52 weeks.
   The financial statements of the Company's Mexico subsidiaries are remeasured as if the U.S. dollar were the functional currency. Accordingly, assets and liabilities of the Mexico subsidiaries are translated at end-of-period exchange rates, except for non-monetary assets, which are translated at equivalent dollar costs at dates of acquisition using historical rates. Operations are translated at average exchange rates in effect during the period. Foreign exchange losses are separately stated as components of "Other Expenses (Income)" in the Consolidated Statement of Income.

Revenue Recognition:
   The Company generally recognizes revenue when the product is shipped to the customer.

Cash Equivalents:
   The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Inventories:
   Live chicken inventories are stated at the lower of cost or market and breeder hens at the lower of cost, less accumulated amortization, or market. The costs associated with breeder hens are accumulated up to the production stage and amortized over the productive lives using the unit-of-production method. Finished chicken products, feed, eggs and other inventories are stated at the lower of cost (first-in, first-out method) or market. Occasionally, the Company hedges a portion of its purchases of major feed ingredients using futures contracts to minimize the risk of adverse price fluctuations. The changes in market value of such agreements have a high correlation to the price changes of the feed ingredients being hedged. Gains and losses on the hedge transactions are deferred and recognized as a component of cost of sales when products are sold. Gains and losses on the futures contracts would be recognized immediately were the changes in the market value of the agreements cease to have a high correlation to the price changes of the feed ingredients being hedged.
   Statement of Accounting Standards No. 133: Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), was adopted on October 1, 2000. No transitional impact resulted from the adoption of SFAS 133, and the ongoing effect is not expected to have a material adverse impact on the Company's financial condition or results of operations.

Property, Plant and Equipment:
   Property, plant and equipment is stated at cost. For financial reporting purposes, depreciation is computed using the straight-line method over the estimated useful lives of these assets. Depreciation expense was $34.7 million, $33.4 million and $31.5 million in 2000, 1999 and 1998, respectively.

Net Income Per Common Share:
   Net income per share is based on the weighted average number of shares of common stock outstanding during the year. The weighted average number of shares outstanding (basic and diluted) and per-share amounts included herein were 41,289,142 in 2000 and 41,383,779 in 1999 and 1998 after adjustment for the common stock dividend referred to in Note F.

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

Note B
Inventories:

   Inventories consist of the following:

(In thousands)

                                  2000                   1999

Live chicken and hens          $  72,438              $  68,116
Feed, eggs and other              54,627                 48,021
Finished chicken products         54,172                 51,898
                                $181,237               $168,035

Note C
Notes Payable and Long-Term Debt:
   At September 30, 2000, the Company maintained $70.0 million in revolving credit facilities and $200.0 million in secured term borrowing facilities. The credit facilities provide for interest at rates ranging from LIBOR plus five-eighths percent to LIBOR plus two and three-quarters percent, depending upon the Company's total debt to capitalization ratio. Interest rates on debt outstanding under these facilities at September 30, 2000 bore interest at rates ranging from LIBOR plus five-eighths percent to LIBOR plus one and one-eighth percent. These facilities are secured by inventory and fixed assets or are unsecured. At September 30, 2000, $63.8 million was available under the revolving credit facilities and $192.0 million was available under the term borrowing facilities. Annual maturities of long-term debt for the five years subsequent to September 30, 2000 are: 2001 -- $4.7 million; 2002 -- $5.0 million; 2003 -- $96.1 million; 2004 -- $5.8 million; and 2005 -- $6.0 million.
   On November 16, 2000, the Company entered into amended and restated revolving credit facilities and secured term borrowing facilities, increasing the total amounts available to $120.0 million and $400.0 million, respectively, from $70.0 million and $200.0 million, respectively, and bear interest at rates dependent upon the Company's total debt to capitalization ratio as described above. These increases were made to provide the funding necessary to consummate the WLR Acquisition discussed in Note A. The increases in the revolving credit facilities are available as of November 16, 2000; however, the additional $200.0 million in secured term borrowing facilities will only be available upon consummation of the WLR Acquisition and the satisfaction of certain other customary conditions on or before February 28, 2001.
   On June 29, 1999, the Camp County Industrial Development Corporation issued $25.0 million of variable-rate environmental facilities revenue bonds supported by letters of credit obtained by the Company. The Company may borrow from these proceeds over the construction period of its new sewage and solid waste disposal facilities at a poultry by-products plant to be built in Camp County, Texas. The Company is not required to borrow the full amount of the proceeds from the bonds. All amounts borrowed from these funds will be due in 2029 and will be reflected as debt when received. The interest rates on amounts borrowed will closely follow the tax-exempt commercial paper rates.
   The Company is required, by certain provisions of its debt agreements, to maintain levels of working capital and net worth, to limit dividends to a maximum of $3.4 million per year, and to maintain various fixed charge, leverage, current and debt-to-equity ratios. Substantially all of the Company's domestic property, plant and equipment is pledged as collateral on its long-term debt and credit facilities.
   Total interest was $21.7 million, $20.8 million and $23.2 million in 2000, 1999 and 1998, respectively. Interest related to new construction capitalized in 2000, 1999 and 1998 was $3.3 million, $2.0 million and $1.7 million, respectively.


Long-term debt consists of the following:
(In thousands)
                                                 Maturity     2000     1999
Senior subordinated notes, interest at 10 7/8%
(effective rate of 11 1/8%)                         2003    $ 90,495  $ 93,364
Notes payable to an insurance company
  at 7.07% - 7.21%                                  2006      70,121    67,843
Notes payable to an agricultural lender at
  LIBOR plus 1.0%                                   2006       2,400        --
Notes payable to an agricultural lender at
  LIBOR plus 1.125%                                 2009       5,600        --
Notes payable to a bank at LIBOR plus 1.8%          2003          --    18,000
Notes payable to an agricultural lender at a rate
   approximating LIBOR plus 1.25% to 1.65%          2006          --     1,729
Other notes payable                              Various       1,078     7,170
                                                             169,694   188,106
Less current maturities                                        4,657     4,353
                                                            $165,037  $183,753

   The fair value of long-term debt, at September 30, 2000 and October 2, 1999, based upon quoted market prices for the same or similar issues where available or by using discounted cash flow analysis, was approximately $166.2 million and $209.7 million, respectively.

Note D
Income Taxes:
   Income before income taxes after allocation of certain expenses to foreign operations for 2000, 1999 and 1998 was $32.7 million, $76.6 million and $23.7 million, respectively, for U.S. operations and $30.0 million, $14.3 million and $32.8 million, respectively, for foreign operations. The provisions for income taxes are based on pre-tax financial statement income.
   The components of income tax expense (benefit) are set forth below:

(In thousands)
                                  2000               1999             1998
Current:
   Federal                      $ 9,239            $28,449          $4,985
   Foreign                          138                318             948
   State and other                  621              2,480               8
                                  9,998             31,247           5,941
Deferred                            444             (5,596)            571
                                $10,442            $25,651          $6,512

     The following is a reconciliation between the statutory U.S. federal income tax rate and the Company's effective income tax rate:

(In thousands)
                                      2000             1999             1998
Federal income tax rate               35.0%            35.0%            35.0%
State tax rate, net                    1.4              1.3             (0.4)
Difference in U.S.
   statutory tax rate and
   Mexico's effective tax
   rate                              (19.8)            (8.1)           (23.1)
                                      16.6%             28.2%           11.5%

     Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
     Significant components of the Company's deferred tax liabilities and assets are as follows:

(In thousands)
                                                 2000               1999
Deferred tax liabilities:
   Tax over book depreciation                   $24,390            $24,345
   Prior use of cash accounting                  27,470             30,130
   Other                                          2,849              1,209
      Total deferred tax liabilities             54,709             55,684
Deferred tax assets:
   Expenses deductible in different
    years                                         8,469              9,889
      Total deferred tax asset                    8,469              9,889
         Net deferred tax liabilities           $46,240            $45,795

   The Company has not provided any U.S. deferred income taxes on the undistributed earnings of its Mexico subsidiaries based upon its determination that such earnings will be indefinitely reinvested. As of September 30, 2000, the cumulative undistributed earnings of these subsidiaries were approximately $152.4 million. If such earnings were not considered indefinitely reinvested, deferred U.S. and foreign income taxes would have been provided, after consideration of estimated foreign tax credits. However, determination of the amount of deferred federal and foreign income taxes is not practical.

Note E
Accounts Receivable:
   The Company does not believe it has significant concentrations of credit risk in its accounts receivable, which are generally unsecured. Credit evaluations are performed on all significant customers and updated as circumstances dictate. Allowances for doubtful accounts were $4.1 million and $4.7 million at September 30, 2000 and October 2, 1999, respectively.
   On June 26, 1998, the Company entered into an asset sale agreement (the "Agreement") to sell up to $60.0 million of accounts receivable. In connection with the Agreement, the Company sells, on a revolving basis, certain of its trade receivables (the "Pooled Receivables") to a special purpose corporation wholly owned by the Company, which in turn sells a percentage ownership interest to third parties. At September 30, 2000, an interest in these Pooled Receivables of $35.4 million had been sold to third parties and is reflected as a reduction to accounts receivable. These transactions have been recorded as sales in accordance with FASB Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The proceeds resulting from the sale are included in cash flows from operating activities in the Consolidated Statements of Cash Flows. Losses on these sales were immaterial.

Note F
Common Stock:
   The Company has two series of authorized common stock, Class A common stock and Class B common stock. The shares have substantially the same rights, powers and limitations, except that each share of Class B common stock entitles the holder thereof to 20 votes per share, except as otherwise provided by law, on any matter submitted for a stockholder vote, while each share of Class A common stock entitles the holder thereof to one vote per share on any such matter.
   On July 2, 1999, the Company's Board of Directors declared a stock dividend of the Company's Class A common stock. Stockholders of record on July 20, 1999 received one share of the Company's Class A common stock for every two shares of the Company's Class B common stock held as of that date. The additional shares were issued on July 30, 1999. Per share and weighted average shares outstanding amounts for periods prior to July 30, 1999 have been restated to give effect to the stock dividend.
   During 2000, the Company repurchased 271,100 shares of Class A common stock at a total cost of $1.6 million.

Note G
Savings Plan:
   The Company maintains a Section 401(k) Salary Deferral Plan (the "Plan"). Under the Plan, eligible U.S. employees may voluntarily contribute a percentage of their compensation. The Plan provides for a contribution of up to four percent of compensation subject to an overall Company contribution limit of five percent of the U.S. operation's income before taxes. Under this plan, the Company's expenses were $2.3 million, $4.6 million and $1.7 million in 2000, 1999 and 1998, respectively.

Note H
Related Party Transactions:
   The major stockholder of the Company owns an egg laying and a chicken growing operation. Transactions with related entities are summarized as follows:

(In thousands)

                                      2000             1999             1998
Contract egg grower
 fees to major
   stockholder                       $5,100           $4,501           $4,989
Chick, feed and other
   sales to major
   stockholder                       31,879           25,076           21,396
Live chicken purchases
   from major
   stockholder                       31,979           26,899           21,883

   The Company leases an airplane from its major stockholder under an operating lease agreement. The terms of the lease agreement require monthly payments of $33,000 plus operating expenses. Lease expense was $396,000 for each of the years 2000, 1999 and 1998. Operating expenses were $127,680, $135,786 and $52,950 in 2000, 1999 and 1998, respectively. The Company had accounts receivable of approximately $0.1 million and $1.2 million at September 30, 2000 and at October 2, 1999, respectively, from related parties, including its major stockholder.
   On February 14, 2000, the Company purchased substantially all of the assets of a chicken litter disposal and fertilizer business operated by the Company's major stockholder's son for approximately $8.5 million.

Note I
Commitments:
   The Consolidated Statements of Income include rental expense for operating leases of approximately $22.4 million, $17.3 million and $14.3 million in 2000, 1999 and 1998, respectively. The Company's future minimum lease commitments under non-cancelable operating leases are as follows: 2001 -- $17.2 million; 2002 -- $14.5 million; 2003 -- $13.9 million; 2004 -- $9.9 million; 2005 --
$7.2 million and thereafter $10.3 million.
   At September 30, 2000, the Company had $6.2 million in letters of credit outstanding relating to normal business transactions.

Note J
Contingencies:
   The Company is a plaintiff in two antitrust lawsuits in U.S. District Court in Washington, D.C. alleging a world-wide conspiracy to control production capacity and raise prices of common vitamins such as A, B-4, C and E. On November 3, 1999, a settlement, which was entered into as part of a class action lawsuit, to which the Company was a member, was agreed to among the defendants and the class, which would provide for a recovery of between 18-20% of vitamins purchased from the defendants from 1990 through 1998. On March 28, 2000, the judge presiding over the case accepted the negotiated settlement between the parties; however, appeals from various sources are in process. The Company has filed documentation showing that vitamin purchases made during the recovery period totaled approximately $14.9 million. Based on information the Company has received to date, it is anticipated that the recovery will occur upon resolution of the appeals process which is expected before the end of fiscal 2001.
   In January of 1998, seventeen current and/or former employees of the Company filed the case of "Octavius Anderson, et al. v. Pilgrim's Pride Corporation" in the United States District Court for the Eastern District of Texas, Lufkin Division, claiming the Company violated requirements of the Fair Labor Standards Act. The suit alleges the Company failed to pay employees for all hours worked. Specifically, employees allege they should be paid for time spent to put on, take off and clean certain personal gear. Plaintiffs seek to recover unpaid wages plus liquidated damages and legal fees. Approximately 1,700 consents to join as plaintiffs have been filed with the court by current and/or former employees. It is anticipated that a trial date will be set in February of 2001. The Company believes it has substantial defenses to the claims made and intends to vigorously defend the case. However, neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to this case can be determined at this time. The Company does not expect these matters, individually or collectively, to have a material impact on its financial position or liquidity. Substantially similar suits have been filed against four other integrated chicken companies.
   On February 9, 2000, the U.S. Department of Labor ("DOL") began a nationwide audit of wage and hour practices in the chicken industry. The DOL has audited 51 chicken plants, three of which are owned by the Company. The DOL audit examined pay practices relating to both processing plant and catching crew employees and includes practices which are the subject of Anderson v. Pilgrim's Pride discussed above. The Company expects to have a closing conference with the DOL before April of 2001.
   The Company is subject to various other legal proceedings and claims, which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

Note K
Business Segments:
   The Company operates in a single business segment as a producer of agricultural products and conducts separate operations in the United States and Mexico.
   Inter-area sales, which are not material, are accounted for at prices comparable to normal trade customer sales. Identifiable assets by geographic area are those assets which are used in the Company's operations in each area.

Information about the Company's operations in these geographic areas is as follows:

(In thousands)

                                  2000                1999              1998
                                 (52 weeks)        (53 weeks)       (52 weeks)
Sales to unaffiliated customers:
  United States                  $1,192,077       $1,102,903        $1,053,458
  Mexico                            307,362          254,500           278,087
                                 $1,499,439       $1,357,403        $1,331,545

Operating income:
  United States                  $   45,928       $   88,177        $   36,279
  Mexico                             34,560           21,327            40,977
                                 $   80,488       $  109,504        $   77,256

Long-lived assets:
  United States                  $  310,066       $  260,456        $  227,273
  Mexico                            126,384          116,911           115,632
                                 $  436,450       $  377,367        $  342,905

As of September 30, 2000, the Company had net assets in Mexico of $187.0 million.
During 2000 and 1999, revenue from one customer represented 13.5% and 13.9%, respectively, of Consolidated Net Sales.

Note L

<CAPTIONS>
Quarterly Results (Unaudited)
(In thousands, except per share data)            Year ended September 30, 2000

                           First     Second       Third   Fourth   Fiscal Year
                          Quarter    Quarter(a)  Quarter Quarter
Net sales                 $354,825   $373,260    $391,979  $379,375  $1,499,439
Gross profit                45,477     34,029      46,665    39,657     165,828
Operating income            25,222     13,282      26,349    15,635      80,488
Net Income                  14,858      9,023      17,144    11,319      52,344
Per Share:
  Net income                   .36        .22         .41       .28        1.27
  Cash dividends              .015       .015        .015      .015         .06
  Market price:
    Class B common stock
      High                       9     8 9/16      8 5/16   7 13/16          9
      Low                    6 1/4      6 1/4       6 3/4     6 5/8      6 1/4
    Class A common stock
      High                       7      6 5/8       6 1/8   5 11/16          7
      Low                    4 5/8      4 1/2      4 1/16   4 13/16     4 1/16


(In thousands, except per sahre data)               Year ended October 2, 1999

                         First       Second    Third     Fourth    Fiscal Year
                         Quarter(b)  Quarter   Quarter   Quarter
Net Sales                $336,088    $329,894  $344,160  $347,261   $1,357,403
Gross profit               43,901      46,262    49,415    46,130      185,708
Operating income           26,186      25,292    29,212    28,814      109,504
Net income                 15,920      14,580    18,317    16,436       65,253
Per Share (c)
  Net income                  .39         .35       .44       .40         1.58
  Cash dividends              .01         .01       .01      .015         .045
  Market price:
    Class B common stock
      High               16 11/16      15 7/8        20   16 5/16           20
      Low                 11 5/16     10 9/16     9 7/8     6 1/4        6 1/4
    Class A common stock
      High                    n/a         n/a       n/a    14 3/4       14 3/4
      Low                     n/a         n/a       n/a     4 5/8        4 5/8

(a) The second quarter of 2000 includes a $5.8 million write-off of accounts receivable from AmeriServe, which filed bankruptcy on January 31, 2000.
(b)  The first quarter of 1999 includes 14 weeks.
(c) Per share amounts prior to 2000 have been restated to give effect to a stock dividend issued on July 30, 1999. See Note F of the Consoldiated
     Financial Statements of the Company.

PILGIRM'S PRIDE CORPORATION AND SUBSIDIARIES
SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

Col. A                    Col. B       Col. C             Col. D      Col. E
                                      ADDITIONS
                          BALANCE   CHARGED    CHARGED   DEDUCTIONS    BALANCE
                      AT BEGINNING TO COSTS    TO OTHER   DESCRIBE   AT END OF
DESCRIPTION             OF PERIOD  AND EXPENSES ACCOUNTS
                                                 DESCRIBE

Year ended September 30, 2000:
 Reserves and alowances deducted
  from asset accounts:
   Allowance for doubtful
     accounts        $4,703,000      $ (611,000)   $ --  $ 6,000(1) $4,086,000

Year ended October 2, 1999:
 Reserves and allowances deducted
  from asset accounts:
   Allowance for doubtful
     accounts        $3,694,000      $1,122,000    $ -- $113,000(1) $4,703,000

Year ended September 26, 1998:
 Reserves and allowances deducted
  from asset accounts:
   Allowance from doubtful
     accounts        $3,823,000      $  409,000   $ --  $538,000(1) $3,694,000

(1)  Uncollectable accounts written off, net of recoveries.
(2) The increase in the 1999 reserve accounts is primarily due to an increase in sales of prepared foods products, which normally have longer credit terms than fresh chicken sales.

                                EXHIBIT 12
                        PILGIRM'S PRIDE CORPORATION
               COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

                                          YEAR ENDED
             September 30, October 2, September 26, September 27, September 28,
                 2000         1999       1998          1997           1996
                             (amounts in thousands, except ratio)
EARNINGS
Income before income taxes
 and extraordinary
 charge         $62,786      $90,904     $56,522       $43,824      $     47

Add:  Total fixed charges
 (see below)     29,168       26,706      27,987        27,647        26,788

  Less:  Interest
     Capitalized  3,313        2,032       1,675           502         1,250

  Total
     Earnings   $88,641     $115,578     $82,834       $70,969       $25,585

FIXED CHARGES:

  Interest (1)  $21,712     $ 20,889     $23,239       $23,889       $24,423

Portion of rental expense
  representative of the
  interest
  factor          7,456        5,817       4,748         3,758         3,365

    Total fixed
      charges   $29,168     $ 26,706     $27,987       $27,647       $26,788

Ratio of earnings to
  fixed charges    3.04         4.33        2.96          2.57             -

  Coverage
   deficiency         -            -           -             -       $ 1,203

(1)  Interest includes amortization of capitalized financing fees.

EXHIBIT 22-SUBSIDIARIES OF REGISTRANT

1.   AVICOLA PILGRIM'S PRIDE DE MEXICO, S.A. DE C.V.
2.   COMPANIA INCUBADORA HIDALGO, S.A. DE C.V.
3.   INMOBILIARIA AVICOLA PILGRIM'S PRIDE, S. DE R.L. DE C.V.
4.   PILGRIM'S PRIDE, S.A. DE C.V.
5.   GALLINA PESADA S.A. DE C.V.
6.   PILGRIM'S PRIDE FUNDING CORPORATION
7.   PILGRIM'S PRIDE INTERNATIONAL, INC.
8.   PPC OF DELAWARE BUSINESS TRUST
9.   PPC MARKETING, LTD.
10.  PILGRIM'S PRIDE AFFORDABLE HOUSING CORPORATION

EXHIBIT 23

CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statements (Form S-8 No. 3-12043 and Form S-3 No. 333-84861) of Pilgrim's Pride Corporation, and in the related Prospectuses, of our report dated October 30, 2000, except for the second paragraph of Note C, which is dated November 16, 2000, with respect to the consoldiated financial statments and schedule of Pilgrim's Pride Corporation included in this Annual Report (Form 10-K) for the year ended September 30, 2000.

ERNST & YOUNG LLP



Dallas, Texas
November 16, 2000