Form 10-Q
period 2000-12-30
PILGRIMS PRIDE CORP
filed 2001-01-18
CIK 802481

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                    For quarter ended December 30, 2000

                       Commission file number 1-9273

                        PILGRIM'S PRIDE CORORATION
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

27,589,250 shares of the Registrant's Class B Common Stock, $.01 par value, were outstanding as of January 18, 2001.

13,523,429 shares of the Registrant's Class A Common Stock, $.01 par value, were outstanding as of January 18, 2001.

                                               INDEX

                            PILGRIM'S PRIDE CORORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements (Unaudited)

         Condensed consolidated balance sheets

             December 30, 2000 and September 30, 2000

         Consolidated statements of income

             Three months ended December 30, 2000 and January 1, 2000

         Consolidated statements of cash flows

             Three months ended December 30, 2000 and January 1, 2000

         Notes to condensed consolidated financial statements December 30, 2000

Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

                          PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                  PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                       December 30, 2000    September 30, 2000
ASSETS                                             (in thousands)
Current Assets:
     Cash and cash equivalents                 $ 11,277              $ 28,060
     Trade accounts and other receivables,
          Less allowance for doubtful accounts   64,286                50,286
     Inventories                                167,212               181,237
     Deferred income taxes                        6,338                 6,256
     Prepaid expenses and other current assets    4,056                 3,131

               Total Current Assets             253,169               268,970
Other Assets                                     19,007                18,576

Property, Plant and Equipment                   740,443               708,101
     Less accumulated depreciation              298,279               290,227
                                                442,164               417,874
                                               $714,340              $705,420

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Notes payable to banks                    $  9,500              $     --
     Accounts payable                            96,480               105,078
     Accrued expenses                            34,939                34,704
     Current maturities of long-term debt         4,742                 4,657
          Total Current Liabilities             145,661               144,439

Long-Term Debt, less current maturities         156,546               165,037
Deferred Income Taxes                            56,568                52,496
Minority Interest in Subsidiary                     889                   889

Stockholders' Equity:
     Preferred  stock,  $.01  par value,
         authorized 5,000,000 shares; none issued    --                    --
     Common  stock  -  Class  A,  $.01  par  value,
         authorized 100,000,000 shares; 13,523,429
         issued and outstanding at  December  30,
         2000 and September 30, 2000                138                   138
     Common  stock  -  Class  B,  $.01  par  value,
        authorized 60,000,000  shares; 27,589,250
        issued and outstanding at December 30, 2000
        and September 30, 2000                      276                   276
     Additional paid-in capital                  79,625                79,625
     Retained earnings                          276,205               264,088
     Less treasury stock                         (1,568)               (1,568)
               Total Stockholders' Equity       354,676               342,559
                                               $714,340              $705,420
See   notes   to  condensed  consolidated  financial statements.

                 PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                                                    Three Months Ended
                                           December 30, 2000   January 1, 2000
                                              (in thousands, except share and
                                                       per share data)
Net Sales                                           $386,032        $354,825
Costs and Expenses:
     Cost of sales                                   338,866         309,348
     Selling, general and administrative              23,955          20,255

                                                     362,821         329,603

          Operating income                            23,211          25,222

Other Expense (Income):
     Interest expense, net                             4,140           3,903
     Foreign exchange loss                               121              10
     Miscellaneous, net (gain)                          (122)           (198)
                                                       4,139           3,715

Income before income taxes                            19,072          21,507
Income tax expense                                     6,335           6,649
          Net income                                $ 12,737        $ 14,858

Net income per common share - basic and diluted     $   0.31        $   0.36

Dividends declared per common share                 $  0.015        $  0.015

Weighted average shares outstanding               41,112,679      41,383,779

See notes to condensed consolidated financial statements.

                          PILGRIM'S PRIDE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                                    Three Months Ended
                                          December 30, 2000    January 1, 2000
                                                      (in thousands)
Cash Flows From Operating Activities:
     Net income                                   $ 12,737           $ 14,858
     Adjustments to reconcile net income to cash
          provided by operating activities:
               Depreciation and amortization         8,668              8,586
               (Gain) on property disposals             (8)                (7)
               Provision for doubtful accounts         173                 33
               Deferred income taxes                 3,991              5,990
     Changes in operating assets and liabilities:
               Accounts and other receivables      (14,174)            (8,068)
               Inventories                          14,025             14,286
               Prepaid expenses                       (925)            (1,670)
               Accounts payable and accrued
                    expenses                        (8,363)            (1,947)
               Other                                  (124)              (238)
                    Cash Provided By Operating
                        Activities                  16,000             31,820

Investing Activities:
     Acquisitions of property, plant and equipment (32,607)            (14,412)
     Proceeds from property disposals                   56                  44
     Other, net                                       (620)              1,005
                    Net Cash Used In Investing
                        Activities                 (33,171)            (13,363)

Financing Activities:
     Proceeds from notes payable to banks           70,000               1,000
     Repayments of notes payable to banks          (60,500)             (1,000)
     Proceeds from long-term debt                   10,701              20,000
     Payments on long-term debt                    (19,144)            (40,809)
     Cash dividends paid                              (621)               (621)
                    Cash Used In Financing
                        Activities                     436             (21,430)
     Effect of exchange rate changes on cash and
          cash  equivalents                            (48)                 73
                    Decrease in cash and cash
                         equivalents               (16,783)             (2,900)
Cash and cash equivalents at beginning of year      28,060              15,703
                     Cash and cash equivalents at
                         end of period             $11,277             $12,803

Supplemental disclosure information:
     Cash paid during the period for:
          Interest (net of amount capitalized)     $ 1,661             $ 1,344
          Income taxes                                 517                 106

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE A-BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Pilgrim's Pride Corporation ("Pilgrim's" or "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Condensed Consolidated Balance Sheet as of September 30, 2000 has been derived from the audited financial statements as of that date. Operating results for the period ended December 30, 2000 are not necessarily indicative of the results that may be expected for the year ended September 29, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in Pilgrim's annual report on Form 10-K for the year ended September 30, 2000.

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

On September 27, 2000, the Company announced that it had signed a definitive agreement to acquire all the outstanding stock of WLR Foods, Inc. in a cash merger valued at approximately $300 million, which includes the assumption and/or refinancing of approximately $60 million of WLR Foods' debt and other obligations (the "WLR Acquisition"). Pursuant to the agreement, the Company will pay $14.25 for each outstanding share of WLR Foods common stock. The merger is subject to customary closing conditions and the approval of WLR Foods' shareholders. The date of the WLR Foods' shareholder vote is currently anticipated to occur on January 26, 2001, with the closing of the transaction to proceed shortly thereafter. The transaction has received the unanimous approval of both companies' Board of Directors. The WLR Acquisition will be accounted for as a purchase and will be financed through arranged lines of credit discussed in Note D.

NOTE B-ACCOUNTS RECEIVABLE

On June 26, 1998 the Company entered into an asset sale agreement (the "Agreement") to sell up to $60 million of accounts receivable. In connection with the Agreement, the Company sells, on a revolving basis, certain of its trade receivables (the "Pooled Receivables") to a special purpose corporation wholly owned by the Company, which in turn sells a percentage ownership interest to third parties. At December 30, 2000, an interest in these Pooled Receivables of $36.0 million had been sold to third parties and is reflected as a reduction to accounts receivable. These transactions have been recorded as sales in accordance with FASB Statement No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The gross proceeds resulting from the sale are included in cash flows from operating activities in the Consolidated Statements of Cash Flows. Losses on these sales were immaterial.

NOTE C-INVENTORIES

Inventories consist of the following:   December 30, 2000   September 30, 2000
                                                   (in thousands)
Live chickens and hens                          $  45,079           $  72,438
Feed, eggs and other                               55,528              54,627
Finished chicken products                          66,605              54,172
                                                 $167,212            $181,237

NOTE D-LONG TERM DEBT

On November 16, 2000 the Company entered into amended and restated revolving credit facilities and secured term borrowing facilities, increasing the total amount available to $120.0 million and $400.0 million, respectively, from $70.0 million and $200.0 million, respectively. The credit facilities provide for interest at rates ranging from LIBOR plus five-eighths percent to LIBOR plus two and three-quarters percent, depending upon the Company's total debt to capitalization ratio. Interest rates on debt outstanding under these facilities at December 30, 2000 bore interest rates at LIBOR plus five-eighths percent. These facilities are secured by inventory and fixed assets or are unsecured.

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

At December 30, 2000, $66.3 million was available under the revolving credit facilities and $200.0 million was available under the term borrowing facilities.

NOTE E-RELATED PARTY TRANSACTIONS

Transactions  with  related  parties  are  summarized as follows:
                                                 Three Months Ended
                                        December 30, 2000     January 1, 2000
                                                   (in thousands)
Contract egg grower fees to major stockholder    $  1,248            $  1,345
Chick, feed and other sales to major stockholder   30,770              26,555
Live chicken purchases from major stockholder      13,446               9,360


On December 29, 2000 the Company entered into an agreement to lease a commercial egg property and assume all of the ongoing costs of the operation from the Company's major stockholder. The Company had previously purchased the eggs produced from this operation pursuant to a contract grower arrangement. The lease term runs for ten years with a yearly lease payment of $750,000. The Company has an option to extend the lease for an additional five years, with an option at the end of the lease to purchase the property at fair market value as determined by an independent appraisal.

NOTE F-CONTINGENCIES

Since March 23, 1999, the Company has been a plaintiff in two antitrust lawsuits in U.S. District Court in Washington, D.C. alleging a world-wide conspiracy to control production capacity and raise prices of common vitamins such as A, B-4, C and E. On November 3, 1999, a settlement, which was entered into as part of a class action lawsuit to which the Company was a member, was agreed to among the defendants and the class, which would provide for a recovery of between 18-20% of vitamins purchased from the defendants from 1990 through 1998. On March 28, 2000, the judge presiding over the case accepted the negotiated settlement between the parties; however, appeals from various sources are in process. The Company has filed documentation showing that vitamin purchases made during the recovery period totaled approximately $14.9 million. During the first fiscal quarter of 2001, the Company received $2.2 million in partial settlement of its claim and anticipates the remaining amounts will be received before the end of fiscal 2001.

In January of 1998, seventeen current and/or former employees of the Company filed the case of "Octavius Anderson, et al. v. Pilgrim's Pride Corporation" in the United States District Court for the Eastern District of Texas, Lufkin Division claiming the Company violated requirements of the Fair Labor Standards Act. The suit alleges the Company failed to pay employees for all hours worked. The suit generally alleges that (i) employees should be paid for time spent to put on, take off, and clean certain personal gear at the beginning and end of their shifts and breaks and (ii) the use of a master time card or production "line" time fails to pay employees for all time actually worked. Plaintiffs seek to recover unpaid wages plus liquidated damages and legal fees. Approximately 1,700 consents to join as plaintiffs have been filed with the court by current and/or former employees. It is anticipated that a trial date will be set in February of 2001. The Company believes it has substantial defenses to the claims made and intends to vigorously defend the case. However, neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to this case can be determined at this time. The Company does not expect this matter, individually or collectively, to have a material impact on its financial position or liquidity. Substantially similar suits have been filed against four other integrated chicken companies, including WLR Foods, Inc.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Profitability in the chicken industry can be materially affected by the commodity prices of chicken, chicken parts and feed ingredients. Those commodity prices are determined largely by supply and demand. As a result, the chicken industry as a whole has been characterized by cyclical earnings. These cyclical fluctuations in earnings of individual chicken companies can be mitigated somewhat by:

     -  Business strategy;
     -  Product mix;
     -  Sales and marketing plans; and
     -  Operating efficiencies.

In an effort to reduce price volatility and to generate higher, more consistent profit margins, we have concentrated on the production and marketing of prepared food products. Prepared food products generally have higher profit margins than our other products. Also, the production and sale in the U.S. of prepared food products reduces the impact of the costs of feed ingredients on our profitability. Feed ingredient purchases are the single largest component of our cost of goods sold, representing approximately 26.6% of our cost of goods sold in fiscal 2000. The production of feed ingredients is positively or negatively affected primarily by weather patterns throughout the world, the global level of supply inventories and the agricultural policies of the United States and foreign governments. As further processing is performed, feed ingredient costs become a decreasing percentage of a product's total production costs, thereby reducing their impact on our profitability.

The following table presents certain information regarding the Company's U.S. and Mexico operations.

                                                    Three Months Ended
                                          December 30, 2000    January 1, 2000
                                                      (in thousands)
Net Sales to Unaffiliated Customers:
     United States                                $307,552           $284,379
     Mexico                                         78,480             70,446
Operating Income:
     United States                                  20,631             21,106
     Mexico                                          2,580              4,116

The following table presents certain items as a percentage of net sales for the periods indicated.

                                                   Three Months Ended
                                                 Percentage of Net Sales
                                          December 30, 2000    January 1, 2000
                                                      (in thousands)
Net Sales                                         100.0 %           100.0 %
Costs and Expenses:
     Cost of sales                                 87.8              87.2
     Gross profit                                  12.2              12.8
     Selling, general and administrative            6.2               5.7
Operating Income                                    6.0               7.1
Interest Expense                                    1.1               1.1
Income Before Income Taxes                          4.9               6.1
Net Income                                          3.3               4.2

Results of Operations

FISCAL FIRST QUARTER 2001 COMPARED TO FISCAL FIRST QUARTER 2000

CONSOLIDATED NET SALES. Consolidated net sales were $386.0 million for the first quarter of fiscal 2001, an increase of $31.2 million, or 8.8%, from the first quarter of fiscal 2000. The increase in consolidated net sales resulted from a $15.6 million increase in U.S. chicken sales to $265.8 million, an $8.1 million increase in Mexico chicken sales to $78.5 million and a $7.5 million increase of sales of other U.S. products to $41.7 million. The increase in U.S. chicken sales was primarily due to a 5.1% increase in dressed pounds produced and by a 1.1% increase in total revenue per dressed pound produced. The increase in Mexico chicken sales was partially due to a 10.5% increase in dressed pounds produced and by a 0.9% increase in revenue per dressed pound. The $7.5 million increase in sales of other U.S. products was primarily due to higher selling prices in the Company's Commercial Egg division.

COST OF SALES. Consolidated cost of sales was $338.9 million in the first quarter of fiscal 2001, an increase of $29.5 million, or 9.5%, compared to the first quarter of fiscal 2000. The increase resulted primarily from a $21.0 million increase in the cost of sales of our U.S. operations offset in part by a $2.2 million recovery from the vitamin litigations discussed in "Note F of the Condensed Consolidated Financial Statements" and by an $8.5 million increase in the cost of sales in our Mexico operations.

The cost of sales increase in our U.S. operations of $21.0 million was due primarily to a 5.1% increase in dressed pounds produced, a 10.2% increase in feed ingredient costs and by increased production of higher cost prepared food products. The $8.5 million cost of sales increase in our Mexico operations was primarily due to a 10.5% increase in dressed pounds produced and by a 3.0% increase in average costs of sales per dressed pound produced caused primarily by the continued shift of production to a higher-valued product mix.

GROSS PROFIT. Gross profit was $47.2 million for the first quarter of fiscal 2001, an increase of $1.7 million, or 3.7%, over the same period last year. Gross profit as a percentage of sales decreased to 12.2% in the first quarter of fiscal 2001 from 12.8% in the first quarter of fiscal 2000 due to lower net margins in Mexico and in our US operations primarily due to higher ingredient costs. The higher gross profit resulted in part from a $2.2 million recovery from the vitamin litigation discussed in "Note F of the Condensed Consolidated Financial Statements".

Beginning in the fourth quarter of fiscal 1999, commodity chicken margins in the U.S. have been under pressure due, in part, to increased levels of chicken production in the U.S. To the extent that these trends continue, subsequent period's gross margins could be negatively affected to the extent not offset by other factors such as those discussed under "-General" above.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Consolidated selling, general and administrative expenses were $24.0 million in the first quarter of fiscal 2001 and $20.3 million in the first quarter of fiscal 2000. Consolidated selling, general and administrative expenses as a percentage of sales increased in the first quarter of fiscal 2001 to 6.2%, compared to 5.7% in the first quarter of fiscal 2000, due primarily to increases in selling and administrative expenses resulting from higher sales volume.

OPERATING INCOME. Consolidated operating income was $23.2 million for the first quarter of fiscal 2001, a decrease of $2.0 million, or 8.0%, when compared to the first quarter of fiscal 2000, resulting primarily from lower net margins in Mexico and in our U.S. operations due to higher feed ingredient costs, offset in part by a $2.2 million recovery from the vitamin litigations discussed in "Note F of the Condensed Consolidated Financial Statements".

INTEREST EXPENSE. Consolidated net interest expense increased 6.1% to $4.1 million in the first quarter of fiscal 2001, when compared to $3.9 million for the first quarter of fiscal 2000 due to higher interest rates experienced in the first quarter of fiscal 2001.

INCOME TAX EXPENSE. Consolidated income tax expense in the first quarter of fiscal 2001 decreased to $6.3 million compared to an expense of $6.6 million in the first quarter of fiscal 2000. This decrease resulted from lower U.S. earnings in the first quarter of fiscal 2001 than in the first quarter of fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

On  November  16,  2000  the  Company entered  into  amended  and  restated
revolving credit facilities and secured term borrowing facilities, increasing the total amount available to $120.0 million and $400.0 million, respectively, from $70.0 million and $200.0 million, respectively. The credit facilities provide for interest at rates ranging from LIBOR plus five-eighths percent to LIBOR plus two and three-quarters percent, depending upon the Company's total debt to capitalization ratio. Interest rates on debt outstanding under these facilities at December 30, 2000 bore interest rates at LIBOR plus five-eighths. These facilities are secured by inventory and fixed assets or are unsecured.

These increases were made to provide the funding necessary to consummate the WLR Acquisition discussed in "Note A to the Condensed Consolidated Financial Statements". The increases in the revolving credit facilities are available as of November 16, 2000; however, the additional $200.0 million in secured term borrowing facilities will only be available upon consummation of the WLR Acquisition and the satisfaction of certain other customary conditions on or before February 28, 2001.

At December 30, 2000, $66.3 million was available under the revolving credit facilities and $200.0 million was available under the term borrowing facilities.

On June 26, 1998 the Company entered into an asset sale agreement (the "Agreement") to sell up to $60 million of accounts receivable. In connection with the Agreement, the Company sells, on a revolving basis, certain of its trade receivables (the "Pooled Receivables") to a special purpose corporation wholly owned by the Company, which in turn sells a percentage ownership interest to third parties. At December 30, 2000, an interest in these Pooled Receivables of $36.0 million had been sold to third parties and is reflected as accounts receivable. These transactions have been recorded as sales in accordance with FASB Statement No. 125,
ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES. The proceeds resulting from the sale are included in cash flows from operating activities in the Consolidated Statements of Cash Flows. Losses on these sales were immaterial.

At December 30, 2000, the Company's working capital and current ratio was $107.5 million and 1.74 to 1, respectively, compared to $124.5 million and
1.86 to 1, respectively, at September 30, 2000.

Trade accounts and other receivables were $64.3 million at December 30, 2000, compared to $50.3 million at September 30, 2000. The 27.8% increase between December 30, 2000 and September 30, 2000 was primarily due to an increase in sales of prepared food products, which normally have longer credit terms than fresh chicken sales, partially offset by the sale of receivables under the asset sale agreement discussed above. Excluding the sale of receivables, trade accounts and other receivables would have increased 17.0% to $100.3 million at December 30, 2000 from $85.7 million at September 30, 2000. This increase was due primarily to the higher level of sales activity discussed above.

Accounts payable and accrued expenses were $131.4 million at December 30, 2000, compared to $139.8 million at September 30, 2000, a decrease of $8.4 million, or 6.0% and was primarily due to normal variations in accounts payable.

Inventories were $167.2 million at December 30, 2000, compared to $181.2 million at September 30, 2000. The $14.0 million, or 7.7%, decrease in inventories between December 30, 2000 and September 30, 2000 was primarily due to lower live chicken and hen inventories resulting from seasonal variations in sales of chicken and feed products to the Company's principal stockholder, offset in part by higher finished goods inventory, required to support the increase in net sales.

Capital expenditures of $32.6 million and $14.4 million for the three month periods ended December 30, 2000 and January 1, 2000, respectively, were primarily incurred to expand certain facilities, improve efficiencies, reduce costs and routine equipment replacement. The Company has budgeted approximately $100.0 million for capital expenditures in each of its next three fiscal years, primarily to increase capacity through either building or acquiring new facilities, to improve efficiencies and for the routine replacement of equipment. However, actual levels of capital expenditures in any fiscal year may be greater or lesser than those budgeted. The company expects to finance such expenditures with available operating cash flows and long-term financing.

Cash flows provided by operating activities were $16.0 million and $31.8 million for the three month periods ended December 30, 2000 and January 1, 2000, respectively. The decrease in cash flows provided by operating activities for the three months ended December 30, 2000, when compared to the three months ended January 1, 2000, was due primarily to an increase in accounts receivables and a decrease in accounts payables.

Cash flows provided by (used in) financing activities were $0.4 million and ($21.4) million for the three month periods ended December 30, 2000 and January 1, 2000, respectively. The cash used in financing activities primarily reflects the net proceeds (payments) from notes payable and long-term financing and debt retirement.

RECENT DEVELOPMENTS

On September 27, 2000, the Company announced that it had signed a definitive agreement to acquire all the outstanding stock of WLR Foods,
Inc. in a cash merger valued at approximately $300.0 million, which includes the assumption and/or refinancing of approximately $60.0 million of WLR Foods' debt and other obligations (the "WLR Acquisition").  Pursuant to the agreement, the Company will pay $14.25 for each outstanding share of
WLR  Foods  common  stock.   The  merger  is  subject  to customary closing
conditions and the approval of WLR Foods' shareholders. The date of the WLR Foods' shareholder vote is currently anticipated to occur on January 26, 2001, with the closing of the transaction to proceed shortly thereafter. WLR Foods is currently the twelfth largest chicken company and the fourth largest turkey company in the United States, with operations in Virginia, North Carolina, West Virginia and Pennsylvania. The Company intends to finance the transaction with existing cash and borrowings under the financing facility described above, which will result in the Company incurring substantially greater interest expense in the future. The transaction has received the unanimous approval of both companies' Board of Directors.

IMPACT OF INFLATION

Due to moderate inflation in the U.S. and the Company's rapid inventory turnover rate, the results of operations have not been significantly affected by inflation during the past three-year period.


FORWARD LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by (or on behalf of) the Company. Except for historical information contained herein, Management's Discussion and Analysis of Results of Operations and Financial Condition and other discussions elsewhere in this Form 10-Q contain forward-looking statements that are dependent upon a number of risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statement. These risks and uncertainties include changes in commodity prices of feed ingredients and chicken, the Company's indebtedness, risks associated with the Company's foreign operations, including currency exchange rate fluctuations, trade barriers, exchange controls, expropriation and changes in laws and practices, the impact of current and future laws and regulations, risks associated with the Company's
integration   of   WLR   Foods,  Inc.  into  the  Company,  the  impact  of
uncertainties of litigation as well as other risks described in the Company's Securities and Exchange Commission (SEC) filings. The Company does not intend to provided updated information about the matters referred to in these forward looking statements, other than in the context of Management's Discussion and Analysis of Results of Operations and Financial Condition contained herein and other disclosures in the Company's SEC filings.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the information provided in Item 7a of the Company's Annual Report on Form 10-K for the year ended September 30, 2000.

                        PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Since March 23, 1999, the Company has been a plaintiff in two antitrust lawsuits in U.S. District Court in Washington, D.C. alleging a world-wide conspiracy to control production capacity and raise prices of common vitamins such as A, B-4, C and E. The suit alleged that, Roche Holding, Ltd. Affiliates Hoffmann-LaRoche Inc., Roche Vitamins Inc. and F. Hoffman-LaRoche, Ltd.; Rhone-Poulenc SA; BASF AG and the German chemical company's U.S. unit, BASF Corp.; Eisai Co.; Takeda Chemical Industries Ltd.; and Merck KgaA conspired to control production of vitamins A, C and E. In a separate suit, the Company contended that Chinook Group Ltd., DuCoa LP, DCV Inc. and various individuals tried to monopolize the vitamin B-4 market. On November 3, 1999, a settlement, which was entered into as part of a class action lawsuit to which the Company was a member, was agreed to among the defendants and the class, which would provide for a recovery of between 18-20% of vitamins purchased from the defendants from 1990 through 1998. On March 28, 2000, the judge presiding over the case accepted the negotiated settlement between the parties; however, appeals from various sources are in process. The Company has filed documentation showing that vitamin purchases made during the recovery period totaled approximately $14.9 million. During the first fiscal quarter of 2001, the Company received $2.2 million in partial settlement of its claim and anticipates the remaining amounts will be received before the end of fiscal 2001.

In January of 1998, seventeen current and/or former employees of the Company filed the case of "Octavius Anderson, et al. v. Pilgrim's Pride Corporation" in the United States District Court for the Eastern District of Texas, Lufkin Division claiming the Company violated requirements of the Fair Labor Standards Act. The suit alleges the Company failed to pay employees for all hours worked. The suit generally alleges that (i) employees should be paid for time spent to put on, take off, and clean certain personal gear at the beginning and end of their shifts and breaks and (ii) the use of a master time card or production "line" time fails to pay employees for all time actually worked. Plaintiffs seek to recover unpaid wages plus liquidated damages and legal fees. Approximately 1,700 consents to join as plaintiffs have been filed with the court by current and/or former employees. It is anticipated that a trial date will be set in February of 2001. The Company believes it has substantial defenses to the claims made and intends to vigorously defend the case. However, neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to this case can be determined at this time. The Company does not expect this matter, individually or collectively, to have a material impact on its financial position or liquidity. Substantially similar suits have been filed against four other integrated chicken companies, including WLR Foods, Inc.

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

The Company is subject to various other legal proceedings and claims, which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or cash flows of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT NUMBER

10.27 First Amendment to the Second Amended and Restated Secured Credit Agreement between Pilgrim's Pride Corporation and Harris Trust and Savings Bank, individually and as agent and the lenders from time to time parties hereto as lenders, dated November 5, 1999.*
10.28 Second Amendment to the Second Amended and Restated Secured Credit Agreement between Pilgrim's Pride Corporation and Harris Trust and Savings Bank, individually and as agent and the lenders from time to time parties hereto as lenders, dated November 5, 1999.*
10.29 Second Amended and Restated Credit Agreement between Pilgrim's Pride Corporation and CoBank, ACB, individually and as agent and the lenders from time to time parties hereto as lenders, dated November 16, 2000.*
10.30 Commercial Property Lease dated December 29, 2000 between Pilgrim's Pride Corporation and Pilgrim Poultry G.P.*

*  Filed herewith

The Company has not filed any reports on Form 8-K that have not been disclosed on Form 10-K for the year ended September 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   PILGRIM'S PRIDE CORPORATION



                                   /S/ Richard A. Cogdill

Date      1/18/2001                Richard A. Cogdill
                                   Executive Vice President and
                                   Chief Financial Officer and
                                   Secretary and Treasurer
                                   in his respective capacity as such