Form 10-Q
period 2001-03-31
PILGRIMS PRIDE CORP
filed 2001-05-15
CIK 802481

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                     For quarter ended March 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes XNo

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

27,589,250 shares of the Registrant's Class B Common Stock, $.01 par value, were outstanding as of May 14, 2001.

13,523,429 shares of the Registrant's Class A Common Stock, $.01 par value, were outstanding as of May 14, 2001.

                                   INDEX

              PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION



        Item 1.        Financial Statements (Unaudited)

                       Condensed consolidated balance sheets

                            March 31, 2001 and September 30, 2000

                       Consolidated statements of income

                            Three months and six months ended March 31, 2001 and April 1, 2000

                       Consolidated statements of cash flows

                            Six  months  ended March 31, 2001 and April 1,
                            2000

                       Notes to condensed consolidated financial statements March 31, 2001

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

PART II. OTHER INFORMATION

        Item 1.        Legal Proceedings

        Item 4.        Submission of Matters to a Vote of Security Holders

        Item 6.        Exhibits and Reports on Form 8-K

SIGNATURES

                           PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                    PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)


                                       March 31, 2001      September 30, 2000
ASSETS                                           (in thousands)
Current Assets:
     Cash and cash equivalents            $  4,745                  $ 28,060
     Trade accounts and other
        receivables, less allowance
        for doubtful accounts              109,675                    50,286
     Inventories                           305,225                   181,237
     Deferred income taxes                   5,091                     6,256
     Prepaid  expenses  and  other
        current assets                       8,886                     3,131
                Total Current Assets       433,622                   268,970

Other Assets:                               23,695                    18,576
Property, Plant and Equipment
     Land                                   37,503                    26,137
     Buildings, machinery and equipment    865,147                   565,034
     Autos and trucks                       52,413                    48,187
     Construction in progress               74,087                    68,743
               Total Fixed Assets        1,029,150                   708,101
     Less accumulated depreciation         310,206                   290,227
                                           718,944                   417,874
                                        $1,176,261                  $705,420

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Notes payable to banks             $   59,000                 $     --
     Accounts payable                      125,545                  105,078
     Accrued expenses                       77,674                   34,704
     Current maturities of long-term debt    4,947                    4,657
               Total Current Liabilities   267,166                  144,439

Long-Term Debt, less current maturities    460,346                  165,037
Deferred Income Taxes                      103,599                   52,496
Minority Interest in Subsidiary                889                      889

Stockholders' Equity:
     Preferred stock, $.01 par value,
        authorized 5,000,000
          Shares; none issued                   --                       --
     Common stock - Class A, $.01 par value,
        authorized  100,000,000   shares;
        13,523,429 issued and outstanding
        at March 31, 2001 and September 30,
        2000                                   138                     138
     Common stock - Class B, $.01 par value,
        authorized 60,000,000   shares;
        27,589,250 issued and outstanding
        at March  31, 2001 and September 30,
        2000                                   276                     276
     Additional paid-in capital             79,625                  79,625
     Retained earnings                     265,790                 264,088
     Less treasury stock                    (1,568)                 (1,568)
               Total Stockholders' Equity  344,261                 342,559
                                        $1,176,261                $705,420



See notes to condensed consolidated financial statements.

                          PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                           (UNAUDITED)

                                    Three Months Ended          Six Months Ended
                                    March 31,     April 1,     March 31,    April 1,
                                      2001         2000          2000         2001
                                    (in thousands, except share and per share data)

Net Sales                           $541,593     $373,260      $927,625     $728,085
Costs and Expenses:
   Cost of sales                     512,377      339,231       851,243      648,580
   Selling, general
      and administrative              34,488       20,747        58,443       41,001

                                     546,865      359,978       909,686      689,581
     Operating (loss) income          (5,272)      13,282        17,939       38,504

Other Expense(Income):
   Interest expense, net               7,085        4,699        11,225        8,602
   Foreign exchange gain (loss)           42          (76)          163          (66)
   Miscellaneous, net                   (281)        (519)         (403)        (717)
                                       6,846        4,104        10,985        7,819
Income (loss) before income taxes    (12,118)       9,178         6,954       30,685
Income tax (benefit)expense           (2,316)         155         4,019        6,804
Net income (loss)
                                    $ (9,802)    $  9,023      $  2,935     $ 23,881
Net income (loss) per common share
   - basic and diluted              $  (0.24)    $   0.22      $   0.07     $   0.58
Dividends per common share          $  0.015     $  0.015      $   0.03     $   0.03
   Weighted average shares
      outstanding                 41,112,679   41,383,779    41,112,679   41,383,779

See notes to condensed consolidated financial statements.

                                PILGRIM'S PRIDE CORPORATION
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)

                                                    Six Months Ended
                                             March 31, 2001   April 1, 2000
                                                     (in thousands)
Cash Flows From Operating Activities:
     Net income                                  $2,935             $23,881
     Adjustments  to reconcile net income
        to cash provided by operating activities:
          Depreciation and amortization          20,820              17,464
          (Loss)gain on property disposals           (2)                 40
          Provision   for  doubtful accounts       (329)             (1,307)
          Deferred income taxes                  (1,755)             (6,020)
     Changes in operating assets and liabilities:
          Accounts and other receivables         (4,034)             27,243
          Inventories                           (17,777)            (17,796)
          Prepaid expenses                       (3,445)               (877)
          Accounts payable and accrued expenses (27,735)              1,042
          Other                                    (164)               (262)
             Cash (Used In)Provided By
                Operating Activities            (31,486)             43,408

Investing Activities:
     Acquisitions of property, plant
        and equipment                           (60,400)            (35,368)
     Business Acquisitions                     (239,539)                  -
     Proceeds from property disposals               856               2,121
     Other, net                                    (364)             (6,448)
            Net Cash Used In Investing
                Activities                     (299,447)            (39,695)

Financing Activities:
     Borrowing  for Acquisition                 285,070                   -
     Repayments on WLR Foods, Inc. Debt         (45,531)                  -
     Proceeds from notes payable to banks       136,000              35,000
     Repayments of notes payable to banks       (77,000)            (35,000)
     Proceeds from long-term debt                32,430              20,047
     Payments on long-term debt                 (22,107)            (27,840)
     Cash dividends paid                         (1,233)             (1,242)
            Cash Provided By (Used In)
               Financing Activities             307,629              (9,035)
     Effect of exchange rate changes on
        cash and cash equivalents                   (11)                 90
            Decrease  in cash and cash
               equivalents                      (23,315)             (5,232)
Cash  and cash equivalents at beginning of
   period                                        28,060              15,703
Cash and cash equivalents at end of period    $   4,745            $ 10,471
Supplemental disclosure information:
     Cash paid during the period for:
            Interest (net of amount
               capitalized)                      $8,590              $7,947
            Income taxes                         $3,970             $12,737

See notes to consolidated financial statements.

PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES
March 31, 2001



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE A-BASIS OF PRESENTATION AND ACQUISITION

The accompanying unaudited condensed consolidated financial statements of Pilgrim's Pride Corporation ("Pilgrim's" or "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Consolidated Balance Sheet as of September 30, 2000 has been derived from the audited financial statements as of that date. Operating results for the period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending September 29, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in Pilgrim's annual report on Form 10-K for the year ended September 30, 2000.

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

On January 27, 2001, the Company completed the acquisition of all of the outstanding shares of WLR Foods, Inc. ("WLR") common stock for $14.25 per share or approximately $239.5 million and refinanced approximately $45.5 million of WLR debt.

The purchase price and refinancing were provided by borrowings on the Company's existing secured term borrowing facility and revolving credit facility (See Note D ). WLR operations have been included since the acquisition on January 27, 2001. The acquisition is being accounted for under the purchase method of accounting and the purchase price has been allocated primarily to fixed assets, summarized as follows:

Current assets, less current liabilities   $   77,549
Fixed assets                                  261,676
Deferred taxes established                   (54,024)
Long-term debt                               (45,662)
     Total Purchase Price                    $239,539

The  purchase  price   allocation  is  preliminary,  but  in the opinion of
management represents the estimated fair value of assets acquired and liabilities assumed.

The following table represents pro forma financial information as if the acquisition of WLR had occurred as of the first of each period presented. Certain reclassifications have been made to the WLR historical financial statements to conform to the presentation used by Pilgrim's Pride Corporation.

                                Three Months Ended         Six Months Ended
                              March 31,    April 1,        March 31, April 1,
                                2001         2000            2001      2000
                                                (in thousands)

Net Sales                  $  592,697     $ 572,442  $1,201,676    $1,146,070

Depreciation and
   Amortization                14,116        15,489      28,968        30,083
Interest Expense, Net           9,466        12,128      21,468        23,300
Net Income(Loss)           $  (13,678)    $  (1,194) $   (2,133)   $   10,083
Net Income(Loss)Per
   Common Share
      - Basic and Diluted ($     0.33)   ($    0.03) ($    0.05)   $     0.25


NOTE B-ACCOUNTS RECEIVABLE

On June 26, 1998 the Company entered into an asset sale agreement (the "Agreement") to sell up to $60 million of accounts receivable. In connection with the Agreement, the Company sells, on a revolving basis, certain of its trade receivables (the "Pooled Receivables") to a special purpose corporation wholly owned by the Company, which in turn sells a percentage ownership interest to third parties. At March 31, 2001, and
September 30, 2000, an interest in these Pooled Receivables of $38.0 million and $35.4 million, respectively, had been sold to third parties and is reflected as a reduction to accounts receivable. These transactions have been recorded as sales in accordance with FASB STATEMENT NO. 125, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES ("SFAS 125"). The gross proceeds resulting from the sale are included in cash flows from operating activities in the Consolidated Statements of Cash Flows. Losses on these sales were immaterial.

Effective April 1, 2001, the Company adopted FINANCIAL ACCOUNTING STANDARDS BOARD STATEMENT NO. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES (SFAS NO. 140), the statement is effective for transfers occurring after March 31, 2001. Under the transition provisions of SFAS 140, assets transferred on or before March 31, 2001, and transfers of assets after that date required by commitments made before that date, shall continue to be accounted for under SFAS 125. Beyond these transition provisions, the Company believes that continued sales of the pooled receivables to third parties under the facility will not be affected by the adoption of SFAS 140 and such sales will be reflected in the Company's financial statements consistently with the presentation under its predecessor SFAS 125.




NOTE C-INVENTORIES

Inventories consist of the following:
                                       March 31, 2001   September 30, 2000
                                               (in thousands)
Chicken:
   Live chicken and hens                 $100,107               $ 72,438
   Feed, eggs and other                    65,598                 54,627
   Finished chicken products               69,185                 54,172
                                         $234,890               $181,237

Turkey:
   Live turkey and hens                  $ 30,331               $      -
   Feed, eggs and other                    11,093                      -
   Finish turkey products                  28,911                      -
                                         $ 70,335               $      -

     Total Inventories                   $305,225               $181,237

NOTE D-LONG TERM DEBT

On November 16, 2000 the Company entered into amended and restated revolving credit facilities and secured term borrowing facilities, increasing the total amount available to $120.0 million and $400.0 million, from $70.0 million and $200.0 million, respectively. The credit facilities provide for interest at rates ranging from LIBOR plus five-eighths percent to LIBOR plus two and three-quarters percent, depending upon the Company's total debt to capitalization ratio. Interest rates on debt outstanding under these facilities at March 31, 2001 ranged from LIBOR plus five-eighths percent to LIBOR plus two and one-quarter percent. These facilities are secured by inventory and fixed assets or are unsecured.

Annual maturities of long-term debt for the five years subsequent to September 30, 2000 adjusted for the additional borrowings to complete the acquisition of WLR, are: 2001-$4.9 million; 2002 -$5.0 million; 2003 - $98.6 million; 2004 - $20.0 million; and 2005 - $19.3 million.

At March 31, 2001, $20.6 million was available under the revolving credit facilities and $95.0 million was available under the term borrowing facilities.

NOTE E-RELATED PARTY TRANSACTIONS

                                 Three Months Ended      Six Months Ended
                                March 31,     April 1,    March 31,  April 1,
                                   2001        2000        2001     2000
                                               (in thousands)
Contract egg grower fees to
   major stockholder            $ 3,852       $ 1,418     $ 5,100    $ 2,763
Lease payments on commercial
   egg property                     188             -         188          -
Chick, feed and other sales
   to major stockholder           7,345         4,668      38,115     31,223
Live chicken purchases from
   major stockholder             25,607        22,331      39,053     31,691

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

NOTE F-CONTINGENCIES

In January of 1998, seventeen current and/or former employees of the Company filed the case of "Octavius Anderson, et al. v. Pilgrim's Pride Corporation" in the United States District Court for the Eastern District of Texas, Lufkin Division claiming the Company violated requirements of the Fair Labor Standards Act. The suit alleged the Company failed to pay employees for all hours worked. The suit generally alleged that (i) employees should be paid for time spent to put on, take off, and clean certain personal gear at the beginning and end of their shifts and breaks and (ii) the use of a master time card or production "line" time fails to pay employees for all time actually worked. Plaintiffs sought to recover unpaid wages plus liquidated damages and legal fees. Approximately 1,700 consents to join as plaintiffs were filed with the court by current and/or former employees. During the week of March 5, 2001, the case was tried in the Federal Court of the Eastern District of Texas, Lufkin, Texas. The Company prevailed at the trial with a judgment issued by the judge, which found no evidence presented to support the plaintiffs allegations. The plaintiffs have filed an appeal in the Fifth Circuit Court of Appeals to reverse the judge's decision. Neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to this case can be determined at this time. The Company does not expect this matter, individually or collectively, to have a material impact on its financial position, results of operations or liquidity. Substantially similar suits have been filed against four other integrated chicken companies, including WLR Foods, Inc, one of which resulted in a federal judge dismissing most of the plaintiff's claims in that action with facts similar to the Company's case.

On February 9, 2000, the U.S. Department of Labor ("DOL") began a nationwide audit of wage and hour practices in the chicken industry. The DOL has audited 51 chicken plants, three of which are owned by the Company. The DOL audit examined pay practices relating to both processing plant and catching crew employees and includes practices which are the subject of Anderson v. Pilgrim's Pride discussed above. The Company met with the DOL in a closing conference in March of 2001 and is currently considering the recommendations presented by the DOL, the majority of which are procedural. The Company does not expect this matter, individually or collectively, to have a material impact on its financial position, results of operations or liquidity.

NOTE G-BUSINESS SEGMENT

After the acquisition of WLR, the Company now operates in two reportable business segments as (i) a producer of chicken and other products and (ii) a producer of turkey products.

The Company's chicken and other products segment includes sales of chicken and sales of other products it produces and purchases for resale in the United States and Mexico. The chicken and other products segment conducts separate operations in the United States and Mexico and is reported as two separate geographical areas. The Company's turkey segment includes sales of turkey products produced in its turkey operation recently acquired from WLR, whose operations are exclusively in the United States.

Inter-area sales and inter-segment sales, which are not material, are accounted for at prices comparable to normal trade customer sales. Identifiable assets by segment and geographic area are those assets which are used in the Company's operations in each segment or area, corporate assets are included with chicken and other products.

The following table presents certain information regarding the Company's segments:

                                Three Months Ended        Six Months Ended

                                March 31,   April 1,    March 31,   April 1,
                                  2001        2000        2001        2000
                                             (in thousands)
Net Sales to Customers:
     Chicken and Other Products:
        United States         $  394,322  $  296,530   $  701,874  $ 580,909
        Mexico                    75,844      76,730      154,324    147,176
            Sub-total            470,166     373,260      856,198    728,085
        Turkey                    71,427           -       71,427          -
            Total             $  541,593  $  373,260   $  927,625  $ 728,085

Operating Income(Loss):
     Chicken and Other Products:
        United States         $     (257) $    3,503   $   20,374  $  24,609
        Mexico                    (5,202)      9,779       (2,622)    13,895
            Sub-total             (5,459)     13,282       17,752     38,504
        Turkey                       187           -          187          -

            Total             $   (5,272) $   13,282   $   17,939  $   38,504

Depreciation and Amortization:
     Chicken and Other Products:
        United States         $    8,797  $    5,956   $   14,685  $   11,705
        Mexico                     1,792       2,921        4,571       5,759
             Sub-total            10,589       8,877       19,256      17,464
        Turkey                     1,564           -        1,564           -
             Total            $   12,153  $    8,877   $   20,820  $   17,464

Total Assets:
     Chicken and Other Products:
        United States         $  778,177  $  481,466   $  778,197  $  481,466
        Mexico                   211,443     183,692      211,443     183,692
             Sub-total           989,620     665,158      989,620     665,158
        Turkey                   186,641           -      186,641           -
             Total            $1,176,261  $  665,158   $1,176,261  $  665,158

PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES
March 31, 2001



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Profitability in the poultry (inclusive of chicken and turkey) industry can be materially affected by the commodity prices of poultry, poultry parts and feed ingredients. Those commodity prices are determined largely by supply and demand. As a result, the poultry industry as a whole has been characterized by cyclical earnings. These cyclical fluctuations in earnings of individual poultry companies can be mitigated somewhat by:

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

In general, the Company's chicken and other sales are relatively stable throughout the year. However, demand for turkey products is typically strongest in September through December. Management responds to this seasonality by attempting to manage operating volumes and inventory levels, and the associated working capital requirements, to meet expected demand. As a consequence, the Company's short-term borrowings typically peak in the second quarter of each fiscal year, reflecting the buildup of turkey product inventories.

The following table presents certain information regarding the Company's segments:

                                Three Months Ended        Six Months Ended

                                March 31,   April 1,    March 31,   April 1,
                                  2001        2000        2001        2000
                                             (in thousands)
Net Sales to Customers:
     Chicken and Other Products:
        United States         $  394,322  $  296,530   $  701,874  $ 580,909
        Mexico                    75,844      76,730      154,324    147,176
            Sub-total            470,166     373,260      856,198    728,085
        Turkey                    71,427           -       71,427          -
            Total             $  541,593  $  373,260   $  927,625  $ 728,085

Operating Income(Loss):
     Chicken and Other Products:
        United States         $     (257) $    3,503   $   20,374  $  24,609
        Mexico                    (5,202)      9,779       (2,622)    13,895
            Sub-total             (5,459)     13,282       17,752     38,504
        Turkey                       187           -          187          -

            Total             $   (5,272) $   13,282   $   17,939  $   38,504

Depreciation and Amortization:
     Chicken and Other Products:
        United States         $    8,797  $    5,956   $   14,685  $   11,705
        Mexico                     1,792       2,921        4,571       5,759
             Sub-total            10,589       8,877       19,256      17,464
        Turkey                     1,564           -        1,564           -
             Total            $   12,153  $    8,877   $   20,820  $   17,464


The following table presents certain items as a percentage of net sales for the periods indicated.

                                          Percentage of Net Sales
                               Three Months Ended        Six Months Ended
                               March 31,  April 1,      March 31,  April 1,
                                 2001       2000           2001      2000

Net Sales                        100.0 %    100.0 %      100.0 %    100.0 %
Costs and Expenses:
   Cost of sales                  94.6       90.9         91.8       89.1
   Gross profit                    5.4        9.1          8.2       10.9
   Selling, general and
      administrative               6.4        5.6          6.3        5.6
Operating (Loss)  Income          (1.0)       3.6          1.9        5.3
Interest Expense                   1.3        1.3          1.2        1.2
Income (loss) before
   Income Taxes                   (2.2)       2.5          0.7        4.2
   Net Income (loss)              (1.8)       2.4          0.3        3.3


RESULTS OF OPERATIONS

On January 27, 2001, the Company completed the acquisition of WLR Foods, Inc. ("WLR"), a vertically integrated producer of chicken and turkey products located in the Eastern United States. Accordingly, nine weeks of operations of the former WLR are included in the Company's results for the second quarter of fiscal 2001 and the first six months of fiscal 2001.

FISCAL SECOND QUARTER 2001 COMPARED TO FISCAL SECOND QUARTER 2000

CONSOLIDATED NET SALES. Consolidated net sales were $541.6 million for the second quarter of fiscal 2001, an increase of $168.3 million, or 45.1%, from the second quarter of fiscal 2000. The increase in consolidated net sales resulted from a $94.1 million increase in U.S. chicken sales to $347.8 million, a $71.4 million increase in turkey sales and a $3.7 million increase in sales of other U.S. products to $46.6 million, partially offset by a $0.9 million decrease in Mexico chicken sales to $75.8 million. The increase in U.S. chicken sales was primarily due to a 31.1% increase in dressed pounds produced, all of which was due to the acquisition of WLR, and to a 4.5% increase in total revenue per dressed pound produced. The increase in turkey sales was due to the addition of this product line from the acquisition of WLR. The $3.7 million increase in sales of other U.S. products was due primarily to the acquisition of WLR. The $0.9 million decrease in Mexico chicken sales was primarily due to a 19.5% decrease in revenue per dressed pound resulting from an oversupply of chicken in Mexico, partially offset by a 22.8% increase in dressed pounds produced.

COST OF SALES. Consolidated cost of sales was $512.4 million in the second quarter of fiscal 2001, an increase of $173.1 million, or 51.0%, compared to the second quarter of fiscal 2000. The increase resulted primarily from a $159.0 million increase in the cost of sales of U.S. operations and from a $14.1 million increase in the cost of sales in Mexico operations.

The cost of sales increase in our U.S. operations of $159.0 million was due primarily to the acquisition of WLR, $64.6 million of which related to the turkey operations, and increased production of higher cost prepared food products, higher energy costs and higher feed ingredient costs.

The $14.1 million cost of sales increase in our Mexico operations was primarily due to a 22.8% increase in dressed pounds produced offset partially by a 0.2% decrease in average costs of sales per dressed pound produced.

GROSS PROFIT. Gross profit was $29.2 million for the second quarter of fiscal 2001, a decrease of $4.8 million, or 14.1%, over the same period last year. Gross profit as a percentage of sales decreased to 5.4% in the second quarter of fiscal 2001 from 9.1% in the second quarter of fiscal 2000 due to lower net sales in Mexico and lower margins in our U.S. operations as discussed above.

Beginning in the fourth quarter of fiscal 1999, commodity chicken margins in the U.S. have been under pressure due, in part, to increased levels of chicken production in the U.S. To the extent that these trends continue, future operations could be negatively affected to the extent not offset by other factors such as those discussed under "-General" above.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Consolidated selling, general and administrative expenses were $34.5 million in the second quarter of fiscal 2001 and $20.7 million in the second quarter of fiscal 2000. The $13.7 million, or 66.2%, increase was due primarily to the acquisition of WLR and certain integration costs related thereto. Consolidated selling, general and administrative expenses as a percentage of sales increased in the second quarter of fiscal 2001 to 6.4%, compared to 5.6% in the second quarter of fiscal 2000.

OPERATING INCOME (LOSS). Consolidated operating loss was $5.3 million for the second quarter of fiscal 2001, a decrease of $18.6 million when compared to the second quarter of fiscal 2000, resulting primarily from lower net margins in Mexico and lower margins in our U.S. operations as discussed above.

INTEREST EXPENSE. Consolidated net interest expense increased 50.8% to $7.1 million in the second quarter of fiscal 2001, compared to $4.7 million in the second quarter of fiscal 2000, due to higher outstanding balances resulting from the acquisition of WLR offset partially by lower interest rates experienced in the second quarter of fiscal 2001.

INCOME TAX BENEFIT. Consolidated income tax benefit in the second quarter of fiscal 2001 was $2.3 million compared to an expense of $0.2 million in the second quarter of fiscal 2000. This benefit resulted from a pre-tax loss in the U.S. Operations in the second quarter of fiscal 2001.

FIRST SIX MONTHS OF FISCAL 2001 COMPARED TO FIRST SIX MONTHS OF FISCAL 2000

CONSOLIDATED NET SALES. Consolidated net sales were $927.6 million for the first six months of fiscal 2001, an increase of $199.5 million, or 27.4%, from the first six months of fiscal 2000. The increase in consolidated net sales resulted from a $109.7 million increase in U.S. chicken sales to $613.6 million, a $71.4 million increase in turkey sales, and an $11.3 million increase in sales of other U.S. products to $88.3 million and a $7.1 million increase in Mexico chicken sales to $154.3 million. The increase in U.S. chicken sales was primarily due to an 18.7% increase in dressed pounds produced, which resulted primarily from the acquisition of WLR, and to a 2.6% increase in total revenue per dressed pound produced. The increase in turkey sales was due to the acquisition of WLR. The $11.3 million increase in sales of other U.S. products to $88.3 million was primarily due to the acquisition of WLR and higher prices in the Company's commercial egg and poultry byproducts operations. The $7.1 million increase in Mexico chicken sales was primarily due to a 16.3% increase in dressed pounds produced offset partially by a 9.9% decrease in average revenue per dressed pound produced.

COST OF SALES. Consolidated cost of sales was $851.2 million in the first six months of fiscal 2001, an increase of $202.7 million, or 31.3%, compared to the first six months of fiscal 2000. The increase resulted primarily from a $180.0 million increase in the cost of sales of U.S. operations and by a $22.7 million increase in the cost of sales in Mexico operations.

The cost of sales increase in our U.S. operations of $180.0 million was due primarily to the acquisition of WLR, $64.6 million of which related to the turkey operations, increased production of higher cost prepared food products, higher energy costs and higher feed ingredient costs.

The $22.7 million cost of sales increase in our Mexico operations was primarily due to a 16.3% increase in dressed pounds produced and by a 1.6% increase in average costs of sales per dressed pound produced.

GROSS PROFIT. Gross profit was $76.4 million for the first six months of fiscal 2001, a decrease of $3.1 million, or 3.9%, over the same period last year. Gross profit as a percentage of sales decreased to 8.2% in the first six months of fiscal 2001 from 10.9% in the first six months of fiscal 2000 due to lower net sales in Mexico and lower margins in our U.S. operations as discussed above.

Beginning in the fourth quarter of fiscal 1999, commodity chicken margins in the U.S. have been under pressure due, in part, to increased levels of chicken production. To the extent that these trends continue, subsequent period's operations could be negatively affected to the extent not offset by other factors such as those discussed under "-General" above.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Consolidated selling, general and administrative expenses were $58.4 million in the first six months of fiscal 2001 and $41.0 million in the first six months of fiscal 2000. The $17.4 million increase was due primarily to the acquisition of WLR and certain integration costs related thereto. Consolidated selling, general and administrative expenses as a percentage of sales increased in the first six months of fiscal 2001 to 6.3%, compared to 5.6% in the first six months of fiscal 2000.

OPERATING INCOME. Consolidated operating income was $17.9 million for the first six months of fiscal 2001, a decrease of $20.6 million when compared to the first six months of fiscal 2000, resulting primarily from lower net margins in Mexico and lower margins in our U.S. operations.

INTEREST EXPENSE. Consolidated net interest expense increased 30.5% to $11.2 million in the first six months of fiscal 2001, when compared to $8.6 million for the first six months of fiscal 2000, due to higher outstanding balances incurred for the acquisition of WLR, offset partially by lower interest rates experienced in the first six months of fiscal 2001.

INCOME TAX EXPENSE. Consolidated income tax expense in the first six months of fiscal 2001 decreased to $4.0 million compared to an expense of $6.8 million in the first six months of fiscal 2000. This decrease resulted from lower U.S. pre-tax earnings in the first six months of fiscal 2001 than in the first six months of fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

On November  16,  2000  the  Company  entered  into  amended  and  restated
revolving credit facilities and secured term borrowing facilities, increasing the total amount available to $120.0 million and $400.0 million, from $70.0 million and $200.0 million, respectively. The credit facilities provide for interest at rates ranging from LIBOR plus five-eighths percent to LIBOR plus two and three-quarters percent, depending upon the Company's total debt to capitalization ratio. Interest rates on debt outstanding under these facilities at March 31, 2001 ranged from LIBOR plus five-eighths percent, to LIBOR plus two and one-quarter percent. These facilities are secured by inventory and fixed assets or are unsecured.

These increases were made to provide the funding necessary to consummate the WLR acquisition discussed in "Note A to the Consolidated Financial Statements".

At March 31, 2001, $20.6 million was available under the revolving credit facilities and $95.0 million was available under the term borrowing facilities.

On June 26, 1998 the Company entered into an asset sale agreement (the "Agreement") to sell up to $60 million of accounts receivable. In connection with the Agreement, the Company sells, on a revolving basis, certain of its trade receivables (the "Pooled Receivables") to a special purpose corporation wholly owned by the Company, which in turn sells a percentage ownership interest to third parties. At March 31, 2001, and September 30, 2000, an interest in these Pooled Receivables of $38.0 million and $35.4 million, respectively, had been sold to third parties and is reflected as a reduction to accounts receivable. These transactions have been recorded as sales in accordance with FASB STATEMENT NO. 125,
ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES ("SFAS 125"). The gross proceeds resulting from the sale are included in cash flows from operating activities in the Consolidated Statements of Cash Flows. Losses on these sales were immaterial.

At March 31, 2001, the Company's working capital and current ratio were $166.5 million and 1.62 to 1, respectively, compared to $124.5 million and
1.86 to 1, respectively, at September 30, 2000.

Trade accounts and other receivables were $109.7 million at March 31, 2001, compared to $50.3 million at September 30, 2000. The $59.4 million increase between March 31, 2001 and September 30, 2000 was due primarily to the acquisition of WLR's trade receivables and other accounts partially offset by the sale of receivables under the asset sale agreement discussed above.

Accounts payable and accrued expenses were $203.2 million at March 31, 2001, compared to $139.8 million at September 30, 2000, an increase of $63.4 million, or 45.4%, which was primarily due to the acquisition of WLR.

Inventories were $305.2 million at March 31, 2001, compared to $181.2 million at September 30, 2000. The $124.0 million, or 68.4%, increase in inventories between March 31, 2001 and September 30, 2000 was primarily due to the acquisition of WLR.

Capital expenditures of $60.4 million and $35.4 million for the six month periods ended March 31, 2001 and April 1, 2000, respectively, were primarily incurred to expand certain facilities, improve efficiencies, reduce costs and routine equipment replacement. The Company has budgeted approximately $100.0 million for capital expenditures in each of its next three fiscal years, primarily to increase capacity through either building or acquiring new facilities, to improve efficiencies and for the routine replacement of equipment. However, actual levels of capital expenditures in any fiscal year may be greater or lesser than those budgeted. The Company expects to finance such expenditures with available operating cash flows and long-term financing.

Cash flows (used in) provided by operating activities were ($31.5) million and $43.4 million for the six-month periods ended March 31, 2001 and April 1, 2000, respectively. The decrease in cash flows provided by operating activities for the six months ended March 31, 2001, when compared to the six months ended April 1, 2000, was due primarily to the variations in accounts receivable upon initial use of the asset sale program last year discussed above, lower net income than the prior year and decreases in accounts payable.

Cash flows provided by (used in) financing activities were $307.6 million and ($9.0) million for the six-month periods ended March 31, 2001 and April 1, 2000, respectively. The cash used in financing activities primarily reflects the net proceeds and payments from notes payable and long-term financing and debt retirement. The substantial increase was primarily due to funds provided and used for the WLR acquisition.

IMPACT OF INFLATION

Due to moderate inflation in the U.S. and the Company's rapid inventory turnover rate, the results of operations have not been significantly affected by inflation during the past three-year period.

FORWARD LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by (or on behalf of) the Company. Except for historical information contained herein, Management's Discussion and Analysis of Results of Operations and Financial Condition and other discussions elsewhere in this Form 10-Q contain forward-looking statements that are dependent upon a number of risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. These risks and uncertainties include changes in commodity prices of feed ingredients and poultry, the Company's indebtedness, risks associated with the Company's foreign operations, including currency exchange rate fluctuations, trade barriers, exchange controls, expropriation and changes in laws and practices, the impact of current and future laws and regulations, risks associated with the Company's integration of WLR into the Company, the impact of uncertainties of litigation as well as other risks described in the Company's Securities and Exchange Commission ("SEC") filings. The Company does not intend to provide updated information about the matters referred to in these forward looking statements, other than in the context of Management's Discussion and Analysis of Results of Operations and Financial Condition contained herein and other disclosures in the Company's SEC filings.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The risk inherent in the Company's market risk sensitive instruments and positions is the potential loss arising from adverse changes in the price of feed ingredients and interest rates as discussed below and as adjusted for the acquisition of WLR. The sensitivity analyses presented do not consider the effects that such adverse changes may have on overall economic activity, nor do they consider additional actions management may take to mitigate its exposure to such changes. Actual results may differ.

FEED INGREDIENTS. The Company is a purchaser of certain commodities, primarily corn and soybean meal. As a result, the Company's earnings are affected by changes in the price and availability of such feed ingredients. The Company from time to time will lock-in future feed ingredient prices using various hedging techniques, including forward purchases agreements with suppliers and futures contracts. The Company does not use such financial instruments for trading purposes and is not a party to any leveraged derivatives. Market risk is estimated as a hypothetical 10% increase in the weighted-average cost of the Company's primary feed ingredients as of September 30, 2000. Based on projected 2001 feed consumption, such an increase would result in an increase to cost of sales of approximately $47.5 million in 2001. As of March 31, 2001, the Company had hedged none of its 2001 feed requirements.

INTEREST RATES. The Company's earnings are also affected by changes in interest rates due to the impact those changes have on its variable-rate debt instruments. The acquisition of WLR substantially increased the Company's outstanding balances of variable rate debt. The Company, after adjusting for the additional borrowing to complete the acquisition of WLR, has variable-rate debt instruments representing approximately 65.6% of its long-term debt at March 31, 2001. If interest rates average 25 basis points more in 2001 than they did during 2000, the Company's interest expense would be increased by $794,000. These amounts are determined by considering the impact of the hypothetical interest rates on the Company's variable-rate long-term debt at March 31, 2001.

PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES
March 31, 2001



                        PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In January of 1998, seventeen current and/or former employees of the Company filed the case of "Octavius Anderson, et al. v. Pilgrim's Pride Corporation" in the United States District Court for the Eastern District of Texas, Lufkin Division claiming the Company violated requirements of the Fair Labor Standards Act. The suit alleged the Company failed to pay employees for all hours worked. The suit generally alleged that (i) employees should be paid for time spent to put on, take off, and clean certain personal gear at the beginning and end of their shifts and breaks and (ii) the use of a master time card or production "line" time fails to pay employees for all time actually worked. Plaintiffs sought to recover unpaid wages plus liquidated damages and legal fees. Approximately 1,700 consents to join as plaintiffs were filed with the court by current and/or former employees. During the week of March 5, 2001, the case was tried in the Federal Court of the Eastern District of Texas, Lufkin, Texas. The Company prevailed at the trial with a judgment issued by the judge, which found no evidence presented to support the plaintiffs' allegations. The plaintiffs have filed an appeal in the Fifth Circuit Court of Appeals to reverse the judge's decision. Neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to this case can be determined at this time. The Company does not expect this matter, individually or collectively, to have a material impact on its financial position, operations or liquidity. Substantially similar suits have been filed against four other integrated chicken companies, including WLR Foods, Inc, one of which resulted in a federal judge dismissing most of the plaintiffs' claims in that action with facts similar to the Company's case.

On February 9, 2000, the U.S. Department of Labor ("DOL") began a nationwide audit of wage and hour practices in the chicken industry. The DOL has audited 51 chicken plants, three of which are owned by the Company. The DOL audit examined pay practices relating to both processing plant and catching crew employees and includes practices which are the subject of Anderson v. Pilgrim's Pride discussed above. The Company met with the DOL in a closing conference in March of 2001 and is currently considering the recommendations presented by the DOL, the majority of which are procedural. The Company does not expect this matter, individually or collectively, to have a material impact on its financial position, operations or liquidity.

The Company is subject to various other legal proceedings and claims, which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or cash flows of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Pilgrim's Pride Corporation held its Annual Meeting of Shareholders on January 31, 2001. The meeting was held to elect the Board of Directors for the ensuing year; to appoint Ernst & Young LLP as the Company's independent auditors for the fiscal year ending September 29, 2001; and to transact such other business as may be properly brought before the meeting. There were 12,505,402 Class A shares and 24,695,890 Class B shares represented with one vote per share for Class A shares (or 12,505,402 votes in the aggregate) and twenty votes per share for Class B shares, (493,917,800 votes in the aggregate). With regard to the election of Directors for the ensuing year, the following votes were cast:

NOMINEE                    FOR       WITHHELD
Lonnie "Bo" Pilgrim
   Class A              12,240,089     265,313
   Class B             466,930,100  26,987,700
Clifford E. Butler
   Class A              12,440,046      65,356
   Class B             489,657,860   4,259,940
David Van Hoose
   Class A              12,446,259      59,143
   Class B             489,667,960   4,249,840
Richard A. Cogdill
   Class A              12,446,259      59,143
   Class B             489,667,960   4,249,840
Lonnie Ken Pilgrim
   Class A              12,241,812     263,590
   Class B             466,927,120  26,990,680
Charles L. Black
   Class A              12,444,984      60,418
   Class B             490,214,940   3,702,860
S. Key Coker
   Class A              12,445,259      60,143
   Class B             490,227,960   3,689,840
Vance C. Miller, Sr.
   Class A              12,445,109      60,293
   Class B             490,219,960   3,697,840
James G. Vetter, Jr.
   Class A              12,438,546      66,856
   Class B             489,595,720   4,322,080
Donald L. Wass, Ph.D.
   Class A              12,444,659      60,743
   Class B             490,209,960   3,707,840

All Directors were elected by the above results.

With regard to ratifying the appointment of Ernst & Young LLP as the Company's independent auditors for fiscal 2001, the following votes were cast:

                For      Against  Abstained
   Class A   12,496,269    7,164      1,969
   Class B  493,652,180  153,900    111,720

Ernst & Young LLP was appointed as independent auditors for fiscal 2001 by the above results.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT NUMBER

12. Ratio of earnings to Fixed Charges for the six months ended March 31, 2001 and April 1, 2000.*

*  Filed herewith

FORM 8-K FILINGS

The Company filed a Form 8-K on February 8, 2001, relating to the acquisition by a wholly-owned subsidiary of Pilgrim's Pride Corporation of WLR

The Company filed a Form 8-K/A on April 12, 2001, as an amendment to the Form 8-K filed on February 8, 2001, relating to the acquisition by a wholly-owned subsidiary of Pilgrim's Pride Corporation of WLR

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   PILGRIM'S PRIDE CORPORATION

                                   /s/ Richard A. Cogdill

Date May 15, 2001                  Richard A. Cogdill
                                   Executive Vice President and
                                   Chief Financial Officer and
                                   Secretary and Treasurer
                                   in his respective capacity as such

PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES
March 31, 2001


                                EXHIBIT 12
                        PILGRIM'S PRIDE CORPORATION

             COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES


                                                       SIX MONTHS ENDED
                                                   MARCH 31,      APRIL 1,
                                                     2001           2000
EARNINGS:

Income before income taxes and extraordinary        $  6,954       $ 30,685
charge

Add:  Total fixed charges (see below)                 19,596         12,343

Less:  Interest Capitalized                            3,546          1,729

          Total Earnings                            $ 23,004       $ 41,299

FIXED CHARGES:

Interest (1)                                         $15,173        $ 8,603

Portion of rental expense representative of the
interest factor                                        4,423          3,740

           Total fixed charges                     $  19,596        $12,343

Ratio of earnings to fixed charges                      1.17           3.35

(1)  Interest includes amortization of
capitalized financing fees.