Form 10-Q
period 2001-06-30
PILGRIMS PRIDE CORP
filed 2001-07-24
CIK 802481

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                 FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                    For quarter ended    JUNE 30, 2001

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

27,589,250 shares of the Registrant's Class B Common Stock, $.01 par value, were outstanding as of July 24, 2001.

13,523,429 shares of the Registrant's Class A Common Stock, $.01 par value, were outstanding as of July 24, 2001.

                                   INDEX

               PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

     Item 1. Financial Statements (Unaudited)

        Consolidated balance sheets

           June 30, 2001 and September 30, 2000

        Consolidated statements of income

           Three month and nine month periods ended June  30, 2001
              and July 1, 2000

        Consolidated statements of cash flows

           Nine months ended June 30, 2001 and July 1, 2000

        Notes to condensed consolidated financial statements--June 30, 2001


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Item 3. Quantitative and Qualitative Disclosures about Market Risk

PART II.  OTHER INFORMATION

     Item 1. Legal Proceedings

     Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                 PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)
                                          June 30, 2001 September 30, 2000
                                                  (in thousands)
ASSETS
Current Assets:
   Cash and cash equivalents                $    8,767        $   28,060
   Trade accounts and other receivables,
     less allowance for doubtful accounts      130,060            50,286
   Inventories                                 305,614           181,237
   Deferred income taxes                         5,783             6,256
   Prepaid expenses and other current assets     7,766             3,131
        Total Current Assets                   457,990           268,970

Other Assets                                    20,047            18,576
Property, Plant and Equipment:
   Land                                         31,802            26,137
   Buildings, machinery and equipment          880,068           565,034
   Autos and trucks                             52,135            48,187
   Construction in progress                     85,211            68,743
       Total Fixed Assets                    1,049,216           708,101
   Less accumulated depreciation               322,433           290,227
                                               726,783           417,874
                                           $ 1,204,820        $  705,420
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Notes payable to banks                  $    54,000        $       --
   Accounts payable                            139,441           105,078
   Accrued expenses                             82,333            34,704
   Current maturities of long-term debt          5,022             4,657
        Total Current Liabilities              280,796           144,439

Long-Term Debt, less current maturities        444,125           165,037
Deferred Income Taxes                          110,531            52,496
Minority Interest in Subsidiary                    889               889

Stockholders' Equity:
   Preferred stock, $.01 par value,
     authorized 5,000,000
     shares;  none issued                           --                --
   Common stock - Class A, $.01 par value,
     authorized 100,000,000 shares; 13,523,429
     issued and outstanding at June 30, 2001
     and September 30, 2000, respectively          138               138
   Common stock - Class B, $.01 par value,
     authorized 60,000,000 shares; 27,589,250
     issued and outstanding at June 30, 2001 and
     September 30, 2000, respectively              276               276
   Additional paid-in capital                   79,625            79,625
   Retained earnings                           290,436           264,088
   Other Comprehensive Income                     (428)               --
   Less treasury stock                          (1,568)           (1,568)
     Total Stockholders' Equity                368,479           342,559
                                           $ 1,204,820        $  705,420

See notes to condensed consolidated financial statements.

                 PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                              Three Months Ended            Nine Months Ended
                          June 30,2001  July 1, 2000  June 30, 2001  July 1, 2000
                              (in thousands, except share and per share data)
Net Sales                   $  645,836    $  391,979    $1,573,461   $1,120,064
Costs and Expenses:
   Cost of sales               570,211       345,314     1,421,454      993,894
   Selling, general and
     administrative             30,139        20,316        88,581       61,317

                               600,350       365,630     1,510,035    1,055,211

        Operating income        45,486        26,349        63,426       64,853

Other Expense (Income):
   Interest expense, net        10,014         4,967        21,239       13,569
   Foreign exchange (gain)/loss   (602)          598          (439)         532
   Miscellaneous, net            1,751           465         1,348         (252)

                                11,163         6,030        22,148       13,849
Income before income taxes      34,323        20,319        41,278       51,004
Income tax expense               9,056         3,175        13,075        9,979
        Net income           $  25,267      $ 17,144     $  28,203    $  41,025
Net income per common share
    - basic and diluted      $    0.62      $   0.41     $    0.69    $    0.99
Dividends per common share   $   0.015      $  0.015     $   0.045    $   0.045

Weighted average shares
   outstanding              41,112,679    41,274,680    41,112,679   41,347,413


See Notes to condensed consolidated financial statements.

                        PILGRIM'S PRIDE CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                                        Nine Months Ended
                                                  June 30, 2001   July 1, 2000
                                                          (in thousands)
Cash Flows From Operating Activities:
   Net income                                           $28,203     $41,025
   Adjustments to reconcile net income to cash
      provided by operating activities:
         Depreciation and amortization                   39,428      26,748
         Loss on property disposals                          76         572
         Provision for doubtful accounts                 (1,577)     (1,403)
         Deferred income taxes                            4,486      (3,043)
   Changes in operating assets and
            liabilities:                                (23,171)     11,809
         Accounts and other receivables                 (18,167)    (16,743)
         Inventories                                     (2,326)     (4,007)
         Prepaid expenses                                (9,181)      6,932
         Accounts payable and accrued expenses
         Other                                             (519)       (184)
              Cash Provided by Operating Activities      17,252      61,706

Investing Activities:
    Acquisitions of property, plant and equipment       (87,640)    (56,933)
    Business acquisitions                              (239,539)         --
    Proceeds from property disposals                      1,622       2,202
    Other, net                                            3,040      (6,996)
              Net Cash Used In Investing Activities    (322,517)    (61,727)

Financing Activities:
    Borrowing for acquisition                           285,070          --
    Repayment on WLR Foods, Inc. debt                   (45,531)         --
    Proceeds from notes payable to banks                136,000      55,000
    Repayment of notes payable to banks                 (82,000)    (55,000)
    Proceeds from long-term debt                        102,631      20,047
    Payments on long-term debt                         (108,491)    (30,865)
    Purchase of treasury stock                               --      (1,314)
    Cash dividends paid                                  (1,854)     (1,860)
    Cash Provided By (Used In) Financing Activities     285,825     (13,992)
    Effect of exchange rate changes on cash and
         cash equivalents                                   147          12
             Decrease in cash and cash equivalents      (19,293)    (14,001)
    Cash and cash equivalents at beginning of year       28,060      15,703
    Cash and cash equivalents at end of period          $ 8,767     $ 1,702
Supplemental disclosure information:
    Cash paid during the period for:
         Interest (net of amount capitalized)           $16,262     $10,459
         Income taxes                                     6,845      13,059


See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Pilgrim's Pride Corporation ("Pilgrim's" or "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended September 29, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in Pilgrim's annual report on Form 10-K for the year ended September 30, 2000.

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

The purchase price and refinancing were provided by borrowings on the Company's existing secured term borrowing facility and revolving credit facility (See Note D). WLR operations have been included since the acquisition on January 27, 2001. The acquisition is being accounted for under the purchase method of accounting and the purchase price has been allocated primarily to fixed assets, summarized as follows:

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

The following table represents pro forma financial information as if the acquisition of WLR had occurred as of the first day of each period presented. Certain reclassifications have been made to the WLR historical financial statements to conform to the presentation used by Pilgrim's.

                                  Three Months Ended      Nine Months Ended
                           June 30, 2001  July 1, 2000 June 30, 2001  July 1, 2000
                                               (in thousands)
Net Sales                    $645,836     $597,104       $1,837,908   $1,728,254
Depreciation and Amortization  18,609       16,234           48,603       47,647
Interest Expense, Net          10,014       11,727           30,253       33,850
Net Income                   $ 25,267     $ 12,757       $   25,343   $   28,607
Net Income Per Common Share
   - Basic and Diluted       $   0.62     $   0.31       $     0.62   $     0.69


NOTE B--ACCOUNTS RECEIVABLE

On June 26, 1998 the Company entered into an asset sale agreement (the "Agreement") to sell up to $60.0 million of accounts receivable. In connection with the Agreement, the Company sells, on a revolving basis, certain of its trade receivables (the "Pooled Receivables") to a special purpose corporation wholly owned by the Company, which in turn sells a percentage ownership interest to third parties. At June 30, 2001 and September 30, 2000, an interest in Pooled Receivables of $38.0 and $35.4 million had been sold to third parties and is reflected as a reduction to accounts receivable. These transactions have been recorded as sales in accordance with FASB Statement No. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES ("SFAS140"). The gross proceeds resulting from the sale are included in cash flows from operating activities in the Consolidated Statements of Cash Flows. Losses on these sales were immaterial.

NOTE C--INVENTORIES

Inventories consist of the following:

                              June 30, 2001           September 30, 2000
                                           (in thousands)
Chicken:
   Live chicken and hens         $  97,125                      $  72,438
   Feed, eggs and other             69,607                         54,627
   Finished chicken products        63,819                         54,172
                                   230,551                        181,237
Turkey:
   Live turkey and hens             29,826                              -
   Feed, eggs and other             12,129                              -
   Finished turkey products         33,108                              -
                                    75,063                              -
        Total Inventories         $305,614                       $181,237

NOTE D--LONG TERM DEBT

We maintain $120.0 million in revolving credit facilities and $400.0 million in a secured revolving/term borrowing facility. The $400.0 million revolving/term borrowing facility provides for $285.0 million and $115.0 million of 10-year and 7-year commitments, respectively. Borrowings under this facility are split pro rata between the 10-year and 7-year maturities as they occur. The credit facilities provide for interest at rates ranging from LIBOR plus five-eighths percent to LIBOR plus two and three-quarters percent, depending upon our total debt to capitalization ratio. Interest rates on debt outstanding under these facilities as of June 30, 2001 ranged from LIBOR plus two to LIBOR plus two and one-quarter percent. These facilities are secured by inventory and fixed assets or are unsecured.

As of June 30, 2001, annual maturities of long-term debt for the remainder of fiscal 2001 and for the five years subsequent to fiscal 2001 are: 2001- $1.2 million; 2002 - $5.0 million; 2003 - $99.1 million; 2004 - $23.0 million; 2005 - $22.0 million; and 2006 - $59.6 million

At June 30, 2001, $24.3 million was available under the revolving/term borrowing credit facilities and $110.0 million was available under the term borrowing facilities.

NOTE E--RELATED PARTY TRANSACTIONS

Transactions with related entities are summarized as follows:

                           Three Months Ended           Nine  Months Ended
                       June 30, 2001 July 1, 2001   June 30, 2001  July 1, 2000
                                            (in thousands)
Contract egg grower            $  48      $ 1,302        $  1,468       $ 4,065
   fees to major stockholder
Lease payments to a
   major stockholder             188            -             376             -
Chick, feed  and  other
   sales to major stockholder    344          440          38,459        31,663
Live chicken purchases
   from major stockholder        288          198          39,341        31,889


NOTE F--HEDGING

On October 1, 2000, the Company adopted Financial Accounting Standards Board Statement (SFAS) No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS
AND  HEDGING  ACTIVITIES,  as amended.   This Statement requires the
Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings.
The ineffective portion of a derivative's change in fair value is recognized in earnings.

The adoption of SFAS No. 133 had no impact on the Company as of October 1, 2000.

The Company periodically uses derivatives to moderate the financial and commodity market risks of its business operations, primarily derivative products, such as futures and option contracts, are used to hedge against changes in the amount of future cash flows related to commodities procurement.

The Company expects commodity derivatives to be cash flow hedges (i.e., hedging the exposure of variability in expected future cash flows that is attributable to a particular risk). The effective portion of the cumulative gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) in shareholders' equity and recognized into earnings in the same period or periods during which the hedged transaction affects earnings (for commodity hedges when the chickens that consumed the hedged grain are sold. The remaining cumulative gain or loss on the derivative instrument in excess of the cumulative change in the present value of the future cash flows of the hedged item, if any, is recognized in earnings during the period of change. During the quarter ended June 30, 2001, the Company used derivative futures contracts to hedge commodity purchases, all of which occurred during the quarter. No ineffectiveness was recognized on cash flow hedges during the nine months ended June 30, 2001. During the quarter ended June 30, 2001, the Company realized losses due to commodity hedges, net of gains, totaling approximately $1.2 million, of which approximately $0.7 million ($0.4 million net of tax) was deferred to future periods and is recorded in other comprehensive income (loss) at June 30, 2001, and will be recognized within the next quarter. No futures contracts were outstanding as of June 30, 2001.

NOTE G--CONTINGENCIES

Since March 23, 1999, the Company has been a plaintiff in two antitrust lawsuits in U.S. District Court in Washington, D.C. alleging a world-wide conspiracy to control production capacity and raise prices of common vitamins such as A, B-4, C and E. On November 3, 1999, a settlement, which was entered into as part of a class action lawsuit to which the Company was a member, was agreed to among the defendants and the class, which would provide for a recovery of between 18-20% of vitamins purchased from the defendants from 1990 through 1998. On March 28, 2000, the judge presiding over the case accepted the negotiated settlement between the parties; however, appeals from various sources are in process. The Company has filed documentation showing that vitamin purchases made during the recovery period totaled approximately $14.9 million. During the first fiscal quarter of 2001, the Company received $2.2 million in partial settlement of its claim and received an additional $1.1 million in the third fiscal quarter of 2001 in final settlement.

In January of 1998, seventeen of our current and/or former employees filed the case of "Octavius Anderson, et al. v. Pilgrim's Pride Corporation" in the United States District Court for the Eastern District of Texas, Lufkin Division claiming Pilgrim's Pride violated requirements of the Fair Labor Standards Act. The suit alleged Pilgrim's Pride failed to pay employees for all hours worked. The suit generally alleged that (1) employees should be paid for time spent to put on, take off, and clean certain personal gear at the beginning and end of their shifts and breaks and (2) the use of a master time card or production "line" time fails to pay employees for all time actually worked. Plaintiffs sought to recover unpaid wages plus liquidated damages and legal fees. Approximately 1,700 consents to join as plaintiffs were filed with the court by current and/or former employees. During the week of March 5, 2001, the case was tried in the Federal Court of the Eastern District of Texas, Lufkin, Texas. The Company prevailed at the trial with a judgment issued by the judge, which found no evidence presented to support the plaintiffs' allegations. The plaintiffs have filed an appeal in the Fifth Circuit Court of Appeals to reverse the judge's decision. Neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to this case can be determined at this time. The Company does not expect this matter, individually or collectively, to have a material impact on our financial position, operations or liquidity. Substantially similar suits have been filed against four other integrated chicken companies, including WLR, one of which resulted in a federal judge dismissing most of the plaintiffs' claims in that action with facts similar to our case.

In August of 2000, four of our current and/or former employees filed the case of "Betty Kennell, et al. v. Wampler Foods, Inc." in the United States District Court for the Northern District of West Virginia, claiming we violated requirements of the Fair Labor Standards Act. The suit generally makes the same allegations as Anderson v. Pilgrim's Pride discussed above. Plaintiffs seek to recover unpaid wages plus liquidated damages and legal fees. Approximately 100 consents to join as plaintiffs were filed with the court by current and/or former employees. No trial date has been set. To date, only limited discovery has been performed. Neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to this case can be determined at this time. We do not expect this matter, individually or collectively, to have a material impact on our financial position, operations or liquidity.

NOTE H--BUSINESS SEGMENTS

Since the acquisition of WLR on January 27, 2001, the Company operates in two reportable business segments as (1) a producer of chicken and other products and (2) a producer of turkey products.

The Company's chicken and other products segment includes sales of chicken and sales of other products the Company produces and purchases for resale in the United States and Mexico. The Company's chicken and other products segment conducts separate operations in the United States and Mexico and is reported as two separate geographical areas. The Company's turkey segment includes sales of turkey products produced in our turkey operation recently acquired from WLR, whose operations are exclusively in the United States.

Inter-area sales and inter-segment sales, which are not material, are accounted for at prices comparable to normal trade customer sales. Identifiable assets by segment and geographic area are those assets which are used in the Company's operations in each segment or area. Corporate assets are included with chicken and other products.

The following table presents certain information regarding our segments:

                          Three Months Ended          Nine Months Ended
                          JUNE 30,     JULY 1,       JUNE 30,    JULY 1,
                            2001        2000           2001       2000
                                          (in thousands)
Net Sales to Customers:
  Chicken and
     Other Products:
     United States        $ 477,291    $ 310,913      $1,179,165 $  891,823
     Mexico                  89,752       81,066         244,076    228,241
         Sub-total          567,043      391,979       1,423,241  1,120,064
     Turkey                  78,793            -         150,220          -
         Total            $ 645,836    $ 391,979      $1,573,461 $1,120,064
Operating Income(Loss):
  Chicken and
     Other Products:
     United States           30,023       12,910          50,397     37,519
     Mexico                  13,767       13,439          11,145     27,334
         Sub-total           43,790       26,349          61,542     64,853
      Turkey                  1,696            -           1,883          -
         Total            $  45,486    $  26,349       $  63,425  $  64,853
Depreciation and Amortization:
  Chicken and
     Other Products:
     United States        $  13,275    $   6,321       $  26,790  $  18,026
     Mexico                   3,123        2,963           8,864      8,722
         Sub-total           16,398        9,284          35,654     26,748
     Turkey                   2,210            -           3,774          -
         Total             $ 18,608     $  9,284       $  39,428  $  26,748
Total Assets:
  Chicken and
     Other Products:
     United States       $  806,629                     $806,629
     Mexico                 212,658                      212,658
          Sub-total       1,019,287                    1,019,287
     Turkey                 185,533                      185,533
          Total          $1,204,820                   $1,204,820


PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES
JUNE 30, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Profitability  in  the  poultry  industry  is materially  affected  by  the commodity prices of feed ingredients, chicken and turkey, which are determined by supply and demand factors. As a result, the chicken and turkey industries are subject to cyclical earnings fluctuations. Cyclical earnings fluctuations can be mitigated somewhat by:

     * Business strategy;

     * Product mix;

     * Sales and marketing plans; and

     * Operating efficiencies.

In an effort to reduce price volatility and to generate higher, more consistent profit margins, we have concentrated on the production and marketing of prepared foods products. Prepared foods products generally have higher profit margins than our other products. Also, the production and sale in the U.S. of prepared foods products reduce the impact of the costs of feed ingredients on our profitability. Feed ingredient purchases are the single largest component of our cost of goods sold, representing approximately 27.6% of our consolidated cost of goods sold in fiscal 2000. The production of feed ingredients is positively or negatively affected primarily by weather patterns throughout the world, the global level of supply inventories and demand for feed ingredients, and the agricultural policies of the United States and foreign governments. As further processing is performed, feed ingredient costs become a decreasing percentage of a product's total production cost, thereby reducing their impact on our profitability. Products sold in this form enable us to charge a premium, reduce the impact of feed ingredient costs on our profitability and improve and stabilize our profit margins.

The following table presents certain information regarding our segments:

                          Three Months Ended          Nine Months Ended
                          JUNE 30,     JULY 1,       JUNE 30,    JULY 1,
                            2001        2000           2001       2000
                                          (in thousands)
Net Sales to Customers:
  Chicken and
     Other Products:
     United States        $ 477,291    $ 310,913      $1,179,165 $  891,823
     Mexico                  89,752       81,066         244,076    228,241
         Sub-total          567,043      391,979       1,423,241  1,120,064
     Turkey                  78,793            -         150,220          -
         Total            $ 645,836    $ 391,979      $1,573,461 $1,120,064
Operating Income(Loss):
  Chicken and
     Other Products:
     United States           30,023       12,910          50,397     37,519
     Mexico                  13,767       13,439          11,145     27,334
         Sub-total           43,790       26,349          61,542     64,853
      Turkey                  1,696            -           1,883          -
         Total            $  45,486    $  26,349       $  63,425  $  64,853
Depreciation and Amortization:
  Chicken and
     Other Products:
     United States        $  13,275    $   6,321       $  26,790  $  18,026
     Mexico                   3,123        2,963           8,864      8,722
         Sub-total           16,398        9,284          35,654     26,748
     Turkey                   2,210            -           3,774          -
         Total             $ 18,608     $  9,284       $  39,428  $  26,748



The following table presents certain items as a percentage of net sales for the periods indicated.

                                    Percentage of Net Sales
                          Three Months Ended             Nine Months Ended
                         June 30,      July 1,         June 30,      July 1,
                          2001           2000            2001         2000
Net Sales                100.0 %      100.0 %           100.0 %      100.0 %
Costs and Expenses:
   Cost of sales          88.3         88.1              90.3         88.7
   Gross profit           11.7         11.9               9.7         11.3
   Selling, general and
      administrative       4.7          5.2               5.6          5.5
Operating Income           7.0          6.7               4.0          5.8
Interest Expense           1.6          1.3               1.3          1.2
Income before Income Taxes 5.3          5.2               2.6          4.6
Net Income                 3.9          4.4               1.8          3.7


RESULTS OF OPERATIONS

FISCAL THIRD QUARTER 2001 COMPARED TO FISCAL THIRD QUARTER 2000

On January 27, 2001, the Company completed the acquisition of WLR, a vertically integrated producer of chicken and turkey products located in the Eastern United States. Accordingly, the Company's results for the third fiscal quarter of 2001 include 13 weeks of operations for the former WLR, whereas the third fiscal quarter of 2000 does not.

CONSOLIDATED NET SALES. Consolidated net sales were $645.8 million for the third quarter of fiscal 2001, an increase of $253.9 million, or 64.8%, from the third quarter of fiscal 2000. The increase in consolidated net sales resulted from a $148.6 million increase in U.S. chicken sales to $431.6 million, a $78.8 million increase in turkey sales, a $17.8 million increase in sales of other U.S. products to $45.7 million and by an $8.7 million increase in Mexico chicken sales to $89.8 million.

The increase in U.S. chicken sales was primarily due to a 48.3% increase in dressed pounds produced, which resulted primarily from the acquisition of WLR, and to a 2.7% increase in total revenue per dressed pound produced. The increase in turkey sales was due to the addition of WLR. The $17.8 million increase in sales of other U.S. products was due primarily to the acquisition of WLR.

The $8.7 million increase in Mexico chicken sales was primarily due to 14.1% increase in dressed pounds produced offset partially by a 3.0% decrease in revenue per dressed pound.

COST OF SALES. Consolidated cost of sales was $570.2 million in the third quarter of fiscal 2001, an increase of $224.9 million, or 65.1%, compared to the third quarter of fiscal 2000. The increase resulted primarily from a $217.2 million increase in the cost of sales of U.S. operations and from a $7.7 million increase in the cost of sales in Mexico operations.

The cost of sales increase in our U.S. operations of $217.2 million was due primarily to the acquisition of WLR, $75.9 million of which related to the turkey operations, and increased production of higher cost prepared food products and higher energy costs.

The $7.7 million cost of sales increase in our Mexico operations was primarily due to a 14.1% increase in dressed pounds produced offset partially by a 1.7% decrease in average costs of sales per dressed pound produced.

GROSS PROFIT. Gross profit was $75.6 million for the third quarter of fiscal 2001, an increase of $29.0 million, or 62.1%, over the same period last year due primarily to the WLR acquisition. Gross profit as a percentage of sales decreased to 11.7% in the third quarter of fiscal 2001 from 11.9% in the third quarter of fiscal 2000 due primarily to lower net sales prices in Mexico.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Consolidated selling, general and administrative expenses were $30.1 million in the third quarter of fiscal 2001 and $20.3 million in the third quarter of fiscal 2000. The $9.8 million, or 48.4%, increase was due primarily to the acquisition of WLR and certain integration costs related thereto. Consolidated selling, general and administrative expenses as a percentage of sales decreased in the third quarter of fiscal 2001 to 4.7%, compared to 5.2% in the third quarter of fiscal 2000.

OPERATING INCOME. Consolidated operating income was $45.5 million for the third quarter of fiscal 2001, an increase of $19.1 million when compared to the third quarter of fiscal 2000, resulting primarily from lower operating margins in Mexico.

INTEREST EXPENSE. Consolidated net interest expense increased to $10.0 million in the third quarter of fiscal 2001, compared to $5.0 million in the third quarter of fiscal 2000, due to higher outstanding balances resulting from the acquisition of WLR.

INCOME TAX EXPENSE. Consolidated income tax expense in the third quarter of fiscal 2001 was $9.1 million compared to $3.2 million in the third quarter of fiscal 2000. This increase resulted from higher U.S. pre-tax earnings in the third quarter of fiscal 2001 than in the same period of fiscal 2000.

FIRST  NINE MONTHS OF FISCAL 2001 COMPARED TO FIRST NINE MONTHS  OF  FISCAL
2000

On January 27, 2001, the Company completed the acquisition of WLR, a vertically integrated producer of chicken and turkey products located in the Eastern United States. Accordingly, twenty-two weeks of operations of the former WLR are included in the Company's results for the first nine months of fiscal 2001.

Consolidated Net Sales. Consolidated net sales were $1.6 billion for the first nine months of fiscal 2001, an increase of $453.4 million, or 40.5%, from the first nine months of fiscal 2000. The increase in consolidated net sales resulted from a $258.3 million increase in U.S. chicken sales to $1.0 billion, a $150.2 million increase in turkey sales, a $29.0 million increase in sales of other U.S. products to $134.0 million and by a $15.8 million increase in Mexico chicken sales to $244.1 million.

The increase in U.S. chicken sales was primarily due to a 29.1% increase in dressed pounds produced, which resulted primarily from the acquisition of WLR, and to a 2.9% increase in total revenue per dressed pound produced. The increase in turkey sales was due to the acquisition of WLR. The $29.0 million increase in sales of other U.S. products to $134.0 million was primarily due to the acquisition of WLR and higher prices in the Company's commercial egg and poultry by-products operations.

The $15.8 million increase in Mexico chicken sales was primarily due to a 15.6% increase in dressed pounds produced offset partially by a 7.5% decrease in average revenue per dressed pound produced.

COST OF SALES. Consolidated cost of sales were $1.4 billion in the first nine months of fiscal 2001, an increase of $427.6 million, or 43.0%, compared to the first nine months of fiscal 2000. The increase resulted primarily from a $397.3 million increase in the cost of sales of U.S. operations and by a $30.3 million increase in the cost of sales in Mexico operations.

The cost of sales increase in our U.S. operations of $397.3 million was due primarily to the acquisition of WLR, $140.9 million of which related to the turkey operations, increased production of higher cost prepared food products, higher energy costs and higher feed ingredient costs.

The $30.3 million cost of sales increase in our Mexico operations was primarily due to a 15.6% increase in dressed pounds produced.

GROSS PROFIT. Gross profit was $152.0 million for the first nine months of fiscal 2001, an increase of $25.8 million, or 20.5%, over the same period last year. Gross profit as a percentage of sales decreased to 9.7% in the first nine months of fiscal 2001 from 11.3% in the first nine months of fiscal 2000 due primarily to lower sale prices in Mexico.

Beginning in the fourth quarter of fiscal 1999, commodity chicken margins in the U.S. have been under pressure due, in part, to increased levels of chicken production. To the extent that these trends continue, subsequent periods' operations could be negatively affected to the extent not offset by other factors such as those discussed under "-General" above.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Consolidated selling, general and administrative expenses were $88.6 million in the first nine months of fiscal 2001 and $61.3 million in the first nine months of fiscal 2000. The $27.3 million increase was due primarily to the acquisition of WLR and certain integration costs related thereto. Consolidated selling, general and administrative expenses as a percentage of sales increased in the first nine months of fiscal 2001 to 5.6%, compared to 5.5% in the first nine months of fiscal 2000.

OPERATING INCOME. Consolidated operating income was $63.4 million for the first nine months of fiscal 2001, a decrease of $1.4 million when compared to the first nine months of fiscal 2000, resulting primarily from the acquisition of WLR and lower sales prices in Mexico.

INTEREST EXPENSE. Consolidated net interest expense increased 56.5% to $21.2 million in the first nine months of fiscal 2001, when compared to $13.6 million for the first nine months of fiscal 2000, due to higher outstanding balances incurred for the acquisition of WLR.

INCOME TAX EXPENSE. Consolidated income tax expense in the first nine months of fiscal 2001 increased to $13.1 million compared to an expense of $10.0 million in the first nine months of fiscal 2000. This increase resulted from higher U.S. pre-tax earnings in the first nine months of fiscal 2001 than in the first nine months of fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

We maintain $120.0 million in revolving credit facilities and $400.0 million in a secured revolving/term borrowing facility. The $400.0 million revolving/term borrowing facility provides for $285.0 million and $115.0 million of 10-year and 7-year commitments, respectively. Borrowings under this facility are split pro rata between the 10-year and 7-year maturities as they occur. The credit facilities provide for interest at rates ranging from LIBOR plus five-eighths percent to LIBOR plus two and three-quarters percent, depending upon our total debt to capitalization ratio. Interest rates on debt outstanding under these facilities as of June 30, 2001 ranged from LIBOR plus two percent to LIBOR plus two and one-quarter percent.
These facilities are secured by inventory and fixed assets or are unsecured.

We propose to offer $200.0 million of senior unsecured notes due in 2011. The notes would be issued under our shelf registration statement covering an aggregate of $400.0 million of securities. The net proceeds of the offering would be used to redeem all of our outstanding senior subordinated notes due 2003 and repay indebtedness outstanding under our revolving/term borrowing facility. This does not constitute an offer to sell or the solicitation of an offer to buy the notes.

As of June 30, 2001, annual maturities of long-term debt for the remainder of fiscal 2001 and for the five years subsequent to fiscal 2001 are: 2001- $1.2 million; 2002 - $5.0 million; 2003 - $99.1 million; 2004 - $23.0 million; 2005 - $22.0 million; and 2006 - $59.6 million.

At June 30, 2001, $24.3 million was available under the revolving credit facilities and $110.0 million was available under the revolving/term borrowing facility.

On June 26, 1998, we entered into an Asset Sale Agreement to sell up to $60 million of accounts receivable. In connection with the Asset Sale Agreement, we sell, on a revolving basis, certain of our trade receivables (the "Pooled Receivables") to a special purpose corporation wholly owned by us, which in turn sells a percentage ownership interest to third parties. At June 30, 2001 and September 30, 2000, an interest in these Pooled Receivables of $38.0 million and $35.4 million, respectively, had been sold to third parties and is reflected as a reduction in accounts receivable. These transactions have been recorded as sales in accordance with Financial Accounting Standards Board Statement No. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES. The gross proceeds resulting from the sale are included in cash flows from operating activities in our Consolidated Statements of Cash Flows. Losses on these sales were immaterial.

On June 29, 1999, the Camp County Industrial Development Corporation issued $25.0 million of variable-rate environmental facilities revenue bonds supported by letters of credit obtained by Pilgrim's Pride. We may draw from these proceeds over the construction period for new sewage and solid waste disposal facilities at a poultry by-products plant to be built in Camp County, Texas. We are not required to borrow the full amount of the proceeds from the bonds. All amounts borrowed from these funds will be due in 2029. The amounts that we borrow will be reflected as debt when received from the Camp County Industrial Development Corporation. The interest rates on amounts borrowed will closely follow the tax-exempt commercial paper rates. Presently, there are no borrowings outstanding under the bonds.

At June 30, 2001, our working capital increased to $177.2 million and our current ratio decreased to 1.63 to 1, compared with working capital of $124.5 million and a current ratio of 1.86 to 1 at September 30, 2000, and was primarily due to the acquisition of WLR.

Trade accounts and other receivables were $130.1 million at June 30, 2001, compared to $50.3 million at September 30, 2000. The 158.7% increase in trade accounts and other receivables between June 30, 2001 and September 30, 2000 was primarily due to the acquisition of WLR's trade receivables and other accounts partially offset by the sale of receivables under the Asset Sale Agreement discussed above. Excluding the sale of receivables, trade accounts and other receivables would have increased 96.1%, to $168.1 million. This increase was primarily due to the acquisition of WLR.

Inventories were $305.6 million at June 30, 2001, compared to $181.2 million at September 30, 2000. The $124.4 million, or 68.6%, increase in inventories between September 30, 2000 and June 30, 2001 was primarily due to the acquisition of WLR.

Accounts payable and accrued expenses were $221.8 million at June 30, 2001, compared to $139.8 million at September 30, 2000. The 58.7% increase in accounts payable and accrued expenses between September 30, 2000 and June 30, 2001, was primarily due to the acquisition of WLR.

Capital expenditures of $87.6 million and $56.9 million for the nine months ended June 30, 2001 and July 1, 2000, respectively, were primarily incurred to acquire and expand certain facilities, improve efficiencies, reduce costs and for the routine replacement of equipment. We anticipate spending $15.0 to $20.0 million in the fourth quarter of fiscal 2001 and $55.0 to $65.0 million in fiscal 2002 to improve efficiencies and for the routine replacement of equipment. We expect to finance such expenditures with available operating cash flows and long-term financing.

Cash flows provided by operating activities were $17.3 million and $61.7 million for the nine month periods ended June 30, 2001 and July 1, 2000, respectively. The decrease in cash flows provided by operating activities for the nine months ended June 30, 2001, compared to the nine months ended July 1, 2000, was primarily due to the increase of: accounts receivable, due primarily to a higher level of sales activity; and inventories, due primarily to higher levels of live poultry and frozen turkey inventory resulting primarily from seasonal variations in the live production cycle and sales of turkey products.

Cash flows provided by (used in) financing activities were $285.8 million and $(14.0) million for the nine month periods ended June 30, 2001 and July 1, 2000, respectively. The increase in cash flows provided by (used in) financing activities for the nine month period ended June 30, 2001, when compared to the nine month period ended July 1, 2000, reflects the net proceeds (payments) from borrowings to finance the acquisition of WLR.

FORWARD LOOKING STATEMENTS

Statements of our intentions, beliefs, expectations or predictions for the future, denoted by the words "anticipate", "believe", "estimate", "expect", "project", "imply", "intend", "foresee" and similar expressions, are forward-looking statements that reflect our current views about future events and are subject to risks, uncertainties and assumptions, including:

     *   Matters  affecting  the  poultry  industry  generally,   including
         fluctuations in the commodity prices of feed ingredients, chicken and turkey;

     * Management of our cash resources, particularly in light of our substantial leverage;

     * Restrictions imposed by, and as a result of, our substantial leverage;

     * Currency exchange rate fluctuations, trade barriers, exchange controls, expropriation and other risks associated with foreign operations;

     * Changes in laws or regulations affecting our operations, as well as competitive factors and pricing pressures;

     * Inability to effectively integrate WLR or realize the associated cost savings and operating synergies currently anticipated; and

     * The impact of uncertainties of litigation, as well as other risks described in the Company's Security and Exchange Commission ("SEC") filings.

Actual results could differ materially from those projected in these forward-looking statements as a result of these factors, among others, many of which are beyond our control.

The Company does not intend to provided updated information about the matters referred to in these forward looking statements, other than in the context of Management's Discussion and Analysis of Results of Operations and Financial Condition contained herein and other disclosures in the Company's SEC filings.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The risk inherent in the Company's market risk sensitive instruments and positions is the potential loss arising from adverse changes in the price of feed ingredients, foreign currency exchange rates and interest rates as discussed below and as adjusted for the acquisition of WLR. The sensitivity analyses presented do not consider the effects that such adverse changes may have on overall economic activity, nor do they consider additional actions management may take to mitigate its exposure to such changes. Actual results may differ.

FEED INGREDIENTS. The Company purchases certain commodities, primarily corn and soybean meal. As a result, the Company's earnings are affected by changes in the price and availability of such feed ingredients. As market conditions dictate, the Company will from time to time lock-in future feed ingredient prices using various hedging techniques, including forward purchase agreements with suppliers and futures contracts. The Company does not use such financial instruments for trading purposes and is not a party to any leveraged derivatives. Market risk is estimated as a hypothetical 10% increase in the weighted-average cost of the Company's primary feed ingredients as of June 30, 2001. Based on the Company's feed consumption during the twelve-month period ending June 30, 2001, such an increase would have resulted in an increase to cost of sales of approximately $51.7 million in that period. As of June 30, 2001, the Company had not hedged any of its remaining fiscal 2001 or 2002 feed requirements.

FOREIGN CURRENCY. Our earnings are affected by foreign exchange rate fluctuations related to the Mexican peso net monetary position of our Mexico subsidiaries denominated in Mexican pesos. We manage this exposure primarily by attempting to minimize our Mexican peso net monetary position, but from time to time we have also considered executing hedges to help minimize this exposure. Such instruments, however, have historically not been economically feasible. We are also exposed to the effect of potential exchange rate fluctuations to the extent that amounts are repatriated from Mexico to the United States. However, we currently anticipate that the cash flows of our Mexico subsidiaries will continue to be reinvested in our Mexico operations. In addition, the Mexican peso exchange rate can directly and indirectly impact our results of operations and financial position in several manners, including potential economic recession in Mexico resulting from a devalued peso. The impact on our financial position and results of operations of a hypothetical change in the exchange rate between the U.S. dollar and the Mexican peso cannot be reasonably estimated. Foreign currency exchange gains and losses, representing the change in the U.S. dollar value of the net monetary assets of our Mexico subsidiaries denominated in Mexican pesos, were a loss of $2.3 million in 1998, a gain of $0.1 million and $0.2 million in fiscal 1999 and 2000, respectively, and a gain of $1.1 million for the twelve-month period ending June 30, 2001. On June 30, 2001, the Mexican peso closed at 9.04 to 1 U.S. dollar, a decrease from 9.45 at September 30, 2000. No assurance can be given as to how future movements in the peso could affect our future earnings.

INTEREST RATES. The Company's earnings are also affected by changes in interest rates due to the impact those changes have on its variable-rate debt instruments. The acquisition of WLR substantially increased the Company's outstanding balances of variable-rate debt. The Company has variable-rate debt instruments representing approximately 64.6% of its long-term debt at June 30, 2001. Holding other variables constant, including levels of indebtedness, a 25 basis points increase in interest rates during the 12 month period ending June 29, 2002, would increase our interest expense by $725,000 over the same period in 2001. These amounts are determined by considering the impact of the hypothetical interest rates on the Company's variable-rate long-term debt at June 30, 2001.

Market risk for fixed-rate long-term debt is estimated as the potential increase in fair value resulting from a hypothetical 25 basis points decrease in interest rates and amounts to approximately $487,000 as of June 30, 2001, using discounted cash flow analysis.

NEW ACCOUNTING PRONOUNCEMENTS. On October 1, 2000, the Company adopted Financial Accounting Standards Board Statement (SFAS) No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, as amended. This Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is recognized in earnings.

The adoption of SFAS No. 133 had no impact on the Company as of October 1, 2000.

The Company periodically uses derivatives to moderate the financial and commodity market risks of its business operations, primarily derivative products, such as futures and option contracts, are used to hedge against changes in the amount of future cash flows related to commodities procurement.

The Company expects commodity derivatives to be cash flow hedges (i.e., hedging the exposure of variability in expected future cash flows that is attributable to a particular risk). The effective portion of the cumulative gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) in shareholders' equity and recognized into earnings in the same period or periods during which the hedged transaction affects earnings (for commodity hedges when the chickens that consumed the hedged grain are sold). The remaining cumulative gain or loss on the derivative instrument in excess of the cumulative change in the present value of the future cash flows of the hedged item, if any, is recognized in earnings during the period of change. During the quarter ended June 30, 2001, the Company used derivative futures contracts to hedge commodity purchases, all of which occurred during the quarter. No ineffectiveness was recognized on cash flow hedges during the nine months ended June 30, 2001. During the quarter ended June 30, 2001, the Company realized losses due to commodity hedges, net of gains, totaling approximately $1.2 million, of which approximately $0.7 million ($0.4 million net of tax) was deferred to future periods and is recorded in other comprehensive income (loss) at June 30, 2001 and will be recognized within the next quarter. No futures contracts were outstanding as of June 30, 2001.

PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES
JUNE 30, 2001





PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Since March 23, 1999, the Company has been a plaintiff in two antitrust lawsuits in U.S. District Court in Washington, D.C. alleging a world-wide conspiracy to control production capacity and raise prices of common vitamins such as A, B-4, C and E. On November 3, 1999, a settlement, which was entered into as part of a class action lawsuit to which the Company was a member, was agreed to among the defendants and the class, which would provide for a recovery of between 18-20% of vitamins purchased from the defendants from 1990 through 1998. On March 28, 2000, the judge presiding over the case accepted the negotiated settlement between the parties; however, appeals from various sources are in process. The Company has filed documentation showing that vitamin purchases made during the recovery period totaled approximately $14.9 million. During the first fiscal quarter of 2001, the Company received $2.2 million in partial settlement of its claim and received an additional $1.1 million in the third fiscal quarter of 2001 in final settlement.

In January of 1998, seventeen of our current and/or former employees filed the case of "Octavius Anderson, et al. v. Pilgrim's Pride Corporation" in the United States District Court for the Eastern District of Texas, Lufkin Division claiming Pilgrim's Pride violated requirements of the Fair Labor Standards Act. The suit alleged Pilgrim's Pride failed to pay employees for all hours worked. The suit generally alleged that (1) employees should be paid for time spent to put on, take off, and clean certain personal gear at the beginning and end of their shifts and breaks and (2) the use of a master time card or production "line" time fails to pay employees for all time actually worked. Plaintiffs sought to recover unpaid wages plus liquidated damages and legal fees. Approximately 1,700 consents to join as plaintiffs were filed with the court by current and/or former employees. During the week of March 5, 2001, the case was tried in the Federal Court of the Eastern District of Texas, Lufkin, Texas. We prevailed at the trial with a judgment issued by the judge, which found no evidence presented to support the plaintiffs' allegations. The plaintiffs have filed an appeal in the Fifth Circuit Court of Appeals to reverse the judge's decision. Neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to this case can be determined at this time. We do not expect this matter, individually or collectively, to have a material impact on our financial position, operations or liquidity. Substantially similar suits have been filed against four other integrated chicken companies, including WLR, one of which resulted in a federal judge dismissing most of the plaintiffs' claims in that action with facts similar to our case.

In August of 2000, four of our current and/or former employees filed the case of "Betty Kennell, et al. v. Wampler Foods, Inc." in the United States District Court for the Northern District of West Virginia, claiming we violated requirements of the Fair Labor Standards Act. The suit generally makes the same allegations as Anderson v. Pilgrim's Pride discussed above. Plaintiffs seek to recover unpaid wages plus liquidated damages and legal fees. Approximately 100 consents to join as plaintiffs were filed with the court by current and/or former employees. No trial date has been set. To date, only limited discovery has been performed. Neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to this case can be determined at this time. We do not expect this matter, individually or collectively, to have a material impact on our financial position, operations or liquidity.

On February 9, 2000, the U.S. Department of Labor ("DOL") began a nationwide audit of wage and hour practices in the chicken industry. The DOL has audited 51 chicken plants, four of which are owned by us. The DOL audit examined pay practices relating to both processing plant and catching crew employees and includes practices which are the subject of Anderson v. Pilgrim's Pride and Kennell v. Wampler Foods discussed above. We met with the DOL in a closing conference in March of 2001 and are currently considering the recommendations presented by the DOL, the majority of which are procedural. We do not expect this matter, individually or collectively, to have a material impact on our financial position, operations or liquidity.

We are subject to various other legal proceedings and claims, which arise in the ordinary course of our business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect our financial position, results of operations or cash flows.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

   (a)  Computation of Ratio of Earnings to Fixed Charges

REPORTS ON FORM 8-K

The Company filed a Form 8-K/A on April 12, 2001, as an amendment to the Form 8-K filed on February 8, 2001, relating to the acquisition by a wholly-owned subsidiary of Pilgrim's Pride Corporation of WLR.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                PILGRIM'S PRIDE CORPORATION




Date  JULY 24, 2001             Richard A. Cogdill
                                Executive Vice President and
                                Chief Financial Officer and
                                Secretary and Treasurer
                                in his respective capacity as such

PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES
JUNE 30, 2001





                                EXHIBIT 12
                        PILGRIM'S PRIDE CORPORATION

             COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES


                                              NINE MONTHS ENDED
                                  JUNE 30, 2001            JULY 1, 2000
EARNINGS:

Income before income taxes
and extraordinary charge              $ 41,277                 $ 51,004

Add:  Total fixed charges (see below)   33,877                   21,734

Less:  Interest Capitalized              5,232                    2,255

          Total Earnings              $ 69,922                 $ 70,483

FIXED CHARGES:

Interest (1)                          $ 27,032                 $ 16,257

Portion of rental expense
   representative of the
   interest factor                       6,845                    5,477

          Total fixed charges         $ 33,877                 $ 21,734

Ratio of earnings to fixed charges        2.06                     3.24

 (1)  Interest includes amortization of capitalized financing fees.
