Form 10-K
period 2001-09-29
PILGRIMS PRIDE CORP
filed 2001-11-23
CIK 802481

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


                                 FORM 10-K


             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE FISCAL YEAR ENDED SEPTEMBER 29, 2001

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Registrant's Class B Common Stock, $0.01 par value, and Class A Common Stock, $0.01 par value, held by non-affiliates of the Registrant as of November 15, 2001, was $133,152,552 and $41,760,798, respectively. For purposes of the foregoing calculation only, all directors, executive officers and 5% beneficial owners have been deemed affiliates.

27,589,250 shares of the Registrant's Class B Common Stock, $.01 par value, were outstanding as of November 15, 2001.

13,523,429 shares of the Registrant's Class A Common Stock, $.01 par value, were outstanding as of November 15, 2001.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's proxy statement for the annual meeting of stockholders to be held January 30, 2002 are incorporated by reference into
Part III.

                        PILGRIM'S PRIDE CORPORATION
                                 FORM 10-K
                             TABLE OF CONTENTS

                                  PART I
     PAGE
Item 1.  Business........................................................ 4
Item 2.  Properties......................................................22
Item 3.  Legal Proceedings...............................................26
Item 4.  Submission of Matters to a Vote of Security Holders.............27


                                  PART II
Item 5.  Market for Registrant's Common Stock and Related Security Holder
            Matters......................................................28
Item 6.  Selected Financial Data.........................................29
Item 7.  Management's Discussion and Analysis of Results of Operations and
         Financial Condition.............................................31
Item 7a. Quantitative and Qualitative Disclosures About Market Risk......38
Item 8.  Financial Statements and Supplementary Data
            (see Index to Financial Statements and Schedules below)......40
Item 9.  Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure.........................................40


                                 PART III
Item 10. Directors and Executive Officers of Registrant..................41
Item 11. Executive Compensation..........................................41
Item 12. Security Ownership of Certain Beneficial Owners and Management..41
Item 13. Certain Relationships and Related Transactions..................41


                                  PART IV
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.41
Signatures...............................................................48


                INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
Report of Ernst & Young LLP, Independent Auditors........................49
Consolidated Balance Sheets as of September 29, 2001 and
   September 30, 2000....................................................50
Consolidated Statements of Income for the years ended
   September 29, 2001, September 30, 2000 and October 2, 1999............51
Consolidated Statements of Stockholders' Equity for the years ended
   September 29, 2001, September 30, 2000 and October 2, 1999............52
Consolidated Statements of Cash Flows for the years ended
   September 29, 2001, September 30, 2000 and October 2, 1999............53
Notes to Consolidated Financial Statements...............................54
Schedule II - Valuation and Qualifying Accounts for the years ended
   September 29, 2001, September 30, 2000 and October 2, 1999............67

                                  PART I

ITEM 1. BUSINESS

GENERAL

   We are the second largest producer of poultry in both the United States and Mexico and have one of the best known brand names in the poultry industry. In the United States, WE PRODUCE BOTH PREPARED AND FRESH CHICKEN AND TURKEY, WHILE IN MEXICO, WE PRODUCE EXCLUSIVELY FRESH CHICKEN. THROUGH VERTICAL INTEGRATION, WE CONTROL THE BREEDING, HATCHING AND GROWING OF CHICKENS AND TURKEYS AND THE PROCESSING, PREPARATION, PACKAGING AND SALE OF OUR PRODUCT LINES, WHICH WE BELIEVE HAS MADE US ONE OF THE HIGHEST QUALITY, LOWEST-COST PRODUCERS OF POULTRY IN NORTH AMERICA. WE HAVE CONSISTENTLY APPLIED A LONG-TERM BUSINESS STRATEGY OF FOCUSING OUR GROWTH EFFORTS ON THE HIGHER-VALUE, HIGHER-MARGIN PREPARED FOODS PRODUCTS AND HAVE BECOME A RECOGNIZED INDUSTRY LEADER IN THIS MARKET SEGMENT. ACCORDINGLY, OUR SALES EFFORTS HAVE TRADITIONALLY BEEN TARGETED TO THE FOODSERVICE INDUSTRY, PRINCIPALLY CHAIN RESTAURANTS AND FOOD PROCESSORS. SOME OF OUR LARGEST CUSTOMERS INCLUDE WENDY'S(TM), STOUFFERS(TM), ARBY'S(TM), KFC(TM) AND WAL-MART(TM). WE HAVE CONTINUALLY MADE INVESTMENTS TO ENSURE THAT OUR PREPARED FOODS CAPABILITIES REMAIN STATE-OF-THE-ART AND HAVE COMPLEMENTED THESE INVESTMENTS WITH A SUBSTANTIAL AND SUCCESSFUL RESEARCH AND DEVELOPMENT EFFORT. IN FISCAL 2001, WE SOLD 2.6 BILLION POUNDS OF DRESSED CHICKEN AND
296.1 MILLION POUNDS OF DRESSED TURKEY AND GENERATED NET SALES OF $2.2 BILLION AND EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION, ("EBITDA") OF $147.7 MILLION. IN FISCAL 2001, OUR U.S. OPERATIONS ACCOUNTED FOR 85.4% OF OUR NET SALES, WITH THE REMAINING 14.6% ARISING FROM OUR MEXICO OPERATIONS.

   On January 27, 2001, we acquired WLR Foods, Inc. (formerly Nasdaq: WLRF) for $239.5 million and the assumption of $45.5 million of indebtedness. WLR FOODS WAS THE SEVENTH LARGEST POULTRY COMPANY IN THE UNITED STATES WITH $836.9 MILLION OF REVENUE IN CALENDAR YEAR 2000. THE ACQUISITION WAS ACCOUNTED FOR AS A PURCHASE. THE WLR FOODS ACQUISITION PROVIDED US WITH (1) CHICKEN PROCESSING FACILITIES IN THE EASTERN UNITED STATES, WHERE WE PREVIOUSLY HAD NO FACILITIES, WHICH CAN DELIVER POULTRY PRODUCTS WITHIN ONE DAY TO MARKETS ACCOUNTING FOR APPROXIMATELY 40% OF THE U.S. POPULATION; (2) SIGNIFICANT OPPORTUNITIES TO REALIZE SYNERGIES BETWEEN WLR FOODS AND OUR PRE-EXISTING CHICKEN OPERATIONS; AND (3) DIVERSIFICATION OF OUR REVENUE STREAM INTO THE $8 BILLION TURKEY INDUSTRY, WHERE WE CAN CAPITALIZE ON OUR PREPARED FOODS PROCESSING EXPERTISE. TO DATE, WE ARE ACTIVELY INTEGRATING THE WLR FOODS OPERATIONS AND HAVE REALIZED SIGNIFICANT ANNUALIZED COST SAVINGS AND BELIEVE OPPORTUNITIES FOR SIGNIFICANT ADDITIONAL COST SAVINGS EXIST AS OUR INTEGRATION EFFORTS CONTINUE. CURRENTLY, WLR FOODS' CHICKEN SALES MIX CONSISTS MOSTLY OF LOWER MARGIN FRESH CHICKEN PRODUCTS. HOWEVER, WE INTEND TO CONVERT WLR FOODS' CHICKEN SALES INTO HIGHER MARGIN, FRESH AND PREPARED CHICKEN PRODUCTS. BY CONSISTENT AND CONTINUED APPLICATION OF OUR LONG-TERM BUSINESS STRATEGY TO BOTH OUR RECENTLY ACQUIRED AND OUR EXISTING FRESH CHICKEN MIX, WE BELIEVE THAT OUR OVERALL PRODUCT MIX WILL RETURN TO THE LEVELS EXISTING PRIOR TO THE WLR FOODS ACQUISITION WITHIN THREE YEARS.

   OUR OBJECTIVES ARE (1) TO INCREASE SALES, PROFIT MARGINS AND EARNINGS AND (2) OUTPACE THE GROWTH OF, AND MAINTAIN OUR LEADERSHIP POSITION IN, THE POULTRY INDUSTRY. TO ACHIEVE THESE GOALS, WE PLAN TO CONTINUE TO PURSUE THE FOLLOWING STRATEGIES AND APPLY THESE STRATEGIES TO THE RECENTLY ACQUIRED WLR FOODS OPERATIONS:

   - CAPITALIZE ON ATTRACTIVE U.S. PREPARED FOODS MARKET. We focus our U.S. growth initiatives on sales of prepared foods to the foodservice market because it continues to be one of the fastest growing and most profitable segments in the poultry industry. Products sold to this market segment require further processing, which enables us to charge a premium for our products, reduces the impact of feed ingredient costs on our profitability and improves and stabilizes our profit margins. Feed ingredient costs typically decrease from approximately 30-50% of total production cost for fresh chicken products to approximately 16-25% for prepared chicken products. Our sales of prepared chicken products to the foodservice market grew from $349.0 million in fiscal 1997 to $642.2 million in fiscal 2001, a compounded annual growth rate of 16.5%. In addition, these sales increased as a percentage of our total U.S. chicken revenues from 40.5% to 43.6% during the same five-year period. As a result of the acquisition of WLR Foods, whose operations were focused primarily on fresh chicken products, this percentage has decreased to 43.6% from 56.5% in fiscal 2000. Over the last 24 months, we have invested approximately $79 million to expand our prepared foods operations, which increased our prepared foods production capacity by approximately 50%. We believe that we will realize the benefits from this additional production capacity over the next 18 to 24 months and that these investments will be the primary investments necessary to enable us to return the percentage of our overall product mix derived from prepared foods products to the levels existing before the acquisition of WLR Foods.

      - EMPHASIZE CUSTOMER-DRIVEN RESEARCH AND TECHNOLOGY. We have a long-standing reputation for customer-driven research and development in designing new products and implementing advanced processing technology. This enables us to better meet our customers' changing needs for product innovation, consistent quality and cost efficiency. In particular, customer-driven research and development is integral to our growth strategy for the prepared foods market in which customers continue to place greater importance on value-added services. Our research and development personnel often work directly with institutional customers in developing products for these customers, which we believe helps promote long-term relationships. Approximately $248.0 million, or 24.1%, of our chicken sales to foodservice customers in fiscal 2001 consisted of products that we did not sell in fiscal 1997.

     - ENHANCE U.S. FRESH CHICKEN PROFITABILITY THROUGH VALUE-ADDED, BRANDED PRODUCTS. Our U.S. fresh chicken sales accounted for $612.5 million, or 41.6%, of our U.S. chicken sales for fiscal 2001. In addition to maintaining the sales of mature, traditional fresh chicken products, our strategy is to shift the mix of our U.S. fresh chicken products by continuing to increase sales of higher margin, faster growing products, such as marinated chicken and chicken parts. Most of our fresh chicken products are sold under the Pilgrim's Pride<reg-trade-mark> brand name, which is one of the best known brands in the chicken industry.

     - IMPROVE OPERATING EFFICIENCIES AND INCREASE CAPACITY ON A COST-EFFECTIVE BASIS. As production and sales grow, we continue to focus on improving operating efficiencies by investing in state-of-the-art technology, processes and training and our total quality management program. Specific initiatives include:

     - standardizing lowest-cost production processes across our various facilities;

     - centralizing purchasing and other shared services; and

     - upgrading technology where appropriate.

     In addition, we have a proven history of increasing capacity while improving operating efficiencies at acquired properties both in the U.S. and Mexico. As a result, according to industry data, since 1993 we have consistently been one of the lowest cost producers of chicken in the U.S., and we also believe we are one of the lowest cost producers of chicken in Mexico. With respect to our WLR Foods acquisition, we have already begun realizing significant operating efficiencies by reducing administrative expenses and focusing on live production and plant operations, sales, marketing, freight and procurement. To date, we have realized significant annualized cost savings with WLR Foods and believe additional opportunities for significant cost savings exist.

   - CONTINUE TO PENETRATE THE GROWING MEXICAN MARKET. We seek to leverage our leading market position and reputation for freshness and quality in Mexico by focusing on the following four objectives:

     - to be one of the most cost-efficient producers and processors of chicken in Mexico by applying technology and expertise utilized in the U.S.;

     - to continually increase our distribution of higher margin, more value-added products to national retail stores and restaurants;

     - to continue to build and emphasize brand awareness and capitalize on Mexican consumers' preference for branded products and their insistence on freshness and quality; and

     - to ensure that, as Mexican tariffs on imported chicken are eliminated by 2003, a significant portion of the chicken imported from the U.S. will be distributed through our existing and planned distribution facilities. The location of our U.S. operations in the Southwest gives us a strategic advantage to capitalize on exports of U.S. chicken to Mexico.

   - LEVERAGE OUR RECENTLY ACQUIRED TURKEY OPERATIONS. We seek to take advantage of our leading market position and reputation as a high quality, high service provider of chicken products to purchasers of turkey products by focusing on the following four objectives:

     - to cross-sell prepared turkey products to existing chicken customers;

     - to  develop  new  and   innovative   prepared  turkey  products  by
       capitalizing on our research   and development expertise;

     - to improve operating efficiencies in our turkey operations by applying proven management methodologies and techniques employed historically in our chicken operations; and

     - to capitalize on the unique opportunity to establish, develop and market turkey products under the Pilgrim's Pride<reg-trade-mark> brand name.

   - CAPITALIZE ON EXPORT OPPORTUNITIES. We intend to continue to focus on international opportunities to complement our U.S. poultry operations and capitalize on attractive export markets. According to the USDA, the export of U.S. poultry products has grown 25.5% and 4.6% for chicken and turkey, respectively, from 1996 through 2000. We believe that U.S. poultry exports will continue to grow as worldwide demand increases for high-grade, low-cost protein sources. According to USDA data, the export market is expected to grow at 57.7% and 8.1% for chicken and turkey, respectively, from 2000 to 2005. Historically, we have targeted international markets to generate additional demand for our chicken and turkey dark meat, which is a natural by-product of our U.S. operations given our concentration on prepared foods products and the U.S. customers' general preference for white meat. As part of this initiative, we have created a significant international distribution network into several markets, including Mexico, which we now utilize not only for dark meat distribution, but also for various higher margin prepared foods and other poultry products. Historically, WLR Foods has utilized a direct international sales force compared to our primary use of export brokers. Our key international markets include Canada, Mexico, Eastern Europe and the Far East. We believe that we have substantial opportunities to expand our sales to these markets by capitalizing on WLR Foods' direct international distribution channels supplemented by our existing export broker relationships. Exports accounted for approximately 5.1% of our net sales in fiscal 2001.

   Our chicken products consist primarily of:

   (1) Prepared chicken products, which are products such as portion-controlled breast fillets, tenderloins and strips, delicatessen products, frankfurters, salads, formed nuggets and patties and bone-in chicken parts. These products are sold either refrigerated or frozen and may be fully cooked, partially cooked or raw. In addition, these products are breaded or non-breaded and either pre-marinated or non-marinated.

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

   (3) Export and other products, which are primarily parts and whole chicken, either refrigerated or frozen for U.S. export or domestic use.

   (4) Our Mexico products consist primarily of value-added products such as eviscerated chicken and chicken parts and basic products such as New York dressed (whole chicken with only feathers and blood removed) and live birds.

   Our turkey products consist primarily of:

   (1) Prepared turkey products, which are products such as turkey sausages, ground turkey, turkey hams and roasts, ground turkey breast products, frankfurters, salads and flavored turkey burgers. We also have an array of cooked, further processed deli products.

   (2) Fresh turkey, which includes fresh traypack products, turkey burgers, frankfurters and fresh and frozen whole birds, as well as semi-boneless whole turkey, which has all bones except the drumsticks removed.

   (3) Export and other products, which are parts and whole turkey products, either refrigerated or frozen, and frankfurters for U.S. export or domestic use.

   Our chicken and turkey products are sold primarily to:

   (1) Foodservice customers, which are customers such as chain restaurants, food processors, foodservice distributors and certain other institutions. We sell to our foodservice customers products ranging from portion-controlled refrigerated poultry parts to fully-cooked and frozen, breaded or non-breaded poultry parts or formed products.

   (2) Retail customers, which are customers such as grocery store chains, wholesale clubs and other retail distributors. We sell to our retail customers branded, pre-packaged cut-up and whole poultry, and fresh refrigerated or frozen whole poultry and poultry parts in trays, bags or other consumer packs.

   The following table sets forth, for the periods since fiscal 1997, net sales attributable to each of our primary product lines and markets served with those products. Consistent with our long-term strategy, we have emphasized our U.S. growth initiatives on sales of prepared foods products, primarily to the foodservice market, because this product and market segment has experienced, and we believe will continue to experience, greater growth than fresh chicken products. We based the table on our internal sales reports and their classification of product types and customers.



                              	FISCAL YEAR ENDED
                       Sept. 29   Sept. 30,   Oct. 2,   Sept. 26   Sept. 27,
                        2001(a)      2000      1999     1998        1997
                      (52 WEEKS)  (52 WEEKS) (53 WEEKS) (52WEEKS)  (52WEEKS)
U.S. Chicken Sales:                   (IN THOUSANDS)
   Prepared Foods:
      Foodservice      $642,220   $593,586   $528,566   $420,396    $348,961
      Retail            111,969     48,059     28,275     46,400      42,289
        Total Prepared
          Foods         754,189    641,645    556,841    466,796     391,250

   Fresh Chicken:
      Foodservice       387,836    202,297    205,997    220,804     259,349
      Retail            224,693    148,977    163,387    162,283     153,554
        Total Fresh
          Chicken       612,529    351,274    369,384    383,087     412,903

   Export and Other     105,622     57,468     37,271     64,469      56,784
        Total
          U.S.Chicken 1,472,340  1,050,387    963,496    914,352     860,937

MEXICO CHICKEN SALES    323,678    307,362    254,500    278,087     274,997
    Total Chicken
          Sales       1,796,018  1,357,749  1,217,996  1,192,439   1,135,934

U.S. TURKEY SALES:
   Prepared Foods:
      Foodservice        90,777         --         --         --          --
      Retail             48,407         --         --         --          --
          Total         139,184         --         --         --          --
Prepared Foods
   Fresh Turkey:
      Foodservice        18,614          --         --         --         --
      Retail             69,557          --         --         --         --
        Total Fresh
           Turkey        88,171          --         --         --         --

   Export and Other      11,480          --         --         --         --
        Total U.S.
           Turkey Sales 238,835          --         --         --         --

SALES OF OTHER
   U.S. PRODUCTS        179,859     141,690    139,407    139,106    141,715
   Total Net Sales   $2,214,712  $1,499,439 $1,357,403 $1,331,545 $1,277,649

(a)   The acquisition  of WLR Foods on January 27, 2001 has been accounted for as a purchase,  and  the  results  of operations  for this acquisition have  been  included in our consolidated results of operations since the acquisition date.


   The following table sets forth, since fiscal 1997, the percentage of net U.S. chicken and turkey sales attributable to each of our primary product lines and the markets serviced with those products. We based the table and related discussion on our internal sales reports and their classification of product types and customers.

                                 FISCAL YEAR ENDED
U.S. Chicken Sales:
 Prepared Foods:
    Foodservice          43.6%       56.5%      54.9%      46.0%       40.5%
    Retail                7.6         4.6        2.9        5.1         4.9
      Total Prepared
         Foods           51.2        61.1       57.8       51.1        45.4
 Fresh Chicken:
    Foodservice          26.3        19.2       21.3       24.2        30.1
    Retail               15.3        14.2       17.0       17.7        17.9
       Total Fresh
          Chicken        41.6        33.4       38.3       41.9        48.0
 Export and Other         7.2         5.5        3.9        7.0         6.6
Total U.S. Chicken
   Sales Mix            100.0%      100.0%     100.0%     100.0%      100.0%

                                 FISCAL YEAR ENDED
                       Sept. 29   Sept. 30,   Oct. 2,   Sept. 26   Sept. 27,
                        2001(a)      2000      1999     1998        1997
U.S. Turkey Sales:
 Prepared Foods:
    Foodservice          38.0%        --        --         --          --
    Retail               20.3         --        --         --          --
       Total Prepared
          Foods          58.3         --        --         --          --
 Fresh Turkey:
   Foodservice            7.8         --        --         --          --
   Retail                29.1         --        --         --          --
       Total Fresh
          Turkey         36.9         --        --         --          --
   Export and Other       4.8         --        --         --          --
Total U.S. Turkey
   Sales Mix            100.0%        --        --         --          --

(a)  The acquisition   of  WLR Foods on January 27, 2001 has been accounted
for  as  a purchase, and the results  of operations  for  this acquisition have  been  included in our consolidated results of operations since the acquisition date.


                               UNITED STATES

PRODUCT TYPES

  CHICKEN PRODUCTS

     PREPARED FOODS OVERVIEW. During fiscal 2001, $754.2 million of our net U.S. chicken sales were in prepared foods products to foodservice customers and retail distributors, as compared to $391.3 million in fiscal 1997. These numbers reflect the strategic focus for our growth. The market for prepared chicken products has experienced, and we believe will continue to experience, greater growth, higher average sales prices and higher margins than fresh chicken products. Also, the production and sale in the U.S. of prepared foods products reduce the impact of the costs of feed ingredients on our profitability. Feed ingredient costs are the single largest component of our chicken cost of goods sold, representing approximately 29.9% of our U.S. cost of goods sold for the year ended September 29, 2001. The production of feed ingredients is positively or negatively affected primarily by weather patterns throughout the world, the global level of supply inventories and demand for feed ingredients, and the agricultural policies of the United States and foreign governments. As further processing is performed, feed ingredient costs become a decreasing percentage of a product's total production cost, thereby reducing their impact on our profitability. Products sold in this form enable us to charge a premium, reduce the impact of feed ingredient costs on our profitability and improve and stabilize our profit margins.

     We establish prices for our prepared chicken products based primarily upon perceived value to the customer, production costs and prices of competing products. The majority of these products are sold pursuant to agreements with varying terms that either set a fixed price for the products or set a price according to formulas based on an underlying commodity market, subject in many cases to minimum and maximum prices.

      FRESH CHICKEN OVERVIEW. Our fresh chicken business is an important component of our sales and accounted for $612.5 million, or 41.6%, of our total U.S. chicken sales for fiscal 2001. In addition to maintaining sales of mature, traditional fresh chicken products, our strategy is to shift the mix of our U.S. fresh chicken products by continuing to increase sales of higher margin, faster growing products, such as marinated chicken and chicken parts.

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

      EXPORT AND OTHER CHICKEN PRODUCTS OVERVIEW. Our export and other products consist of whole chickens and chicken parts sold primarily in bulk, non-branded form either refrigerated to distributors in the U.S. or frozen for distribution to export markets. In fiscal 2001, approximately $105.6 million of our sales were attributable to U.S. chicken export and other. These exports and other products have historically been characterized by lower prices and greater price volatility than our more value-added product lines.

  TURKEY PRODUCTS

      PREPARED FOODS OVERVIEW. During fiscal 2001, $139.2 million, or 58.3%, of our total turkey sales were prepared turkey products sold to foodservice customers and retail distributors. Like the U.S. chicken markets, the market for prepared turkey products has experienced greater growth and higher margins than fresh turkey products and the production and sale of prepared turkey products reduce the impact of the costs of feed ingredients on our profitability. Feed ingredient costs are the single largest component of our turkey division cost of goods sold, representing approximately 29.5% of our turkey cost of goods sold in fiscal 2001. Similarly with the chicken business, as further processing is performed, feed ingredient costs become a decreasing percentage of a product's total production cost, thereby reducing their impact on our profitability.

     We establish prices for our prepared turkey products based primarily upon perceived value to the customer, production costs and prices of competing products. The majority of these products are sold pursuant to agreements with varying terms that either set a fixed price or are subject to a market driven formula.

      FRESH TURKEY OVERVIEW. Our fresh turkey business is an important component of our sales and accounted for $88.2 million, or 36.9%, of our total turkey sales in fiscal 2001. As is typical for the industry, a significant portion of the sales of fresh and frozen whole turkeys is seasonal in nature, with the height of sales occurring during the Thanksgiving and Christmas holidays. In addition to maintaining sales of mature, traditional fresh turkey products, our strategy is to shift the mix of our fresh turkey products by continuing to increase sales of higher margin, faster growing value-added turkey products, such as deli meats, ground turkey, turkey burgers and sausage, roasted turkey, frankfurters and salads and a new line of flavored turkey burgers.

     Most fresh turkey products are sold to established customers pursuant to agreements with varying terms that either set a fixed price or are subject to a market driven formula with some agreements based upon market prices reported by the USDA and other public price reporting services, plus a markup, which is dependent upon the customer's location, volume, product specifications and other factors. We believe our practices with respect to sales of fresh turkey are generally consistent with those of our competitors with similar programs. Prices of these products are generally negotiated daily or weekly.

     EXPORT AND OTHER TURKEY PRODUCTS OVERVIEW. Our export and other products consist primarily of turkey parts sold primarily in bulk, non-branded form frozen for distribution to export markets and refrigerated and frozen frankfurters sold in a branded form. In fiscal 2001, approximately $11.5 million, or 5.1%, of our total turkey sales were attributable to export and other sales. These exports and other products have historically been characterized by lower prices and greater price volatility than our more value-added product lines.

MARKETS FOR CHICKEN PRODUCTS

     FOODSERVICE. The majority of our U.S. chicken sales are derived from products sold to the foodservice market. This market principally consists of chain restaurants, food processors and certain other institutions located throughout the continental United States. We are the largest supplier of chicken to Wendy's<reg-trade-mark> and Stouffers<reg-trade-mark>, and we are a major supplier of chicken to Burger King<reg-trade-mark>, Arby's<reg-trade-mark>, and KFC<reg-trade-mark>. We supply chicken products ranging from portion-controlled refrigerated chicken parts to fully cooked and frozen, breaded or non-breaded chicken parts or formed products.

     We believe Pilgrim s Pride is well-positioned to be the primary or secondary supplier to many national and international chain restaurants who require multiple suppliers of chicken products. Additionally, we are well suited to be the sole supplier for many regional chain restaurants. Regional chain restaurants often offer better margin opportunities and a growing base of business.

     We believe we have significant competitive strengths in terms of full-line product capabilities, high-volume production capacities, research and development expertise and extensive distribution and marketing experience relative to smaller and to non-vertically integrated producers. While the overall chicken market has grown consistently, we believe the majority of this growth in recent years has been in the foodservice market. According to the National Chicken Council, during the 1996 through 2000 period, sales of chicken products to the foodservice market grew at a compounded annual growth rate of approximately 7.8%, versus 3.3% growth for the chicken industry overall. Foodservice growth is anticipated to continue as food-away-from-home expenditures continue to outpace overall industry rates. According to the National Restaurant Association, food-away-from-home expenditures grew at a compounded annual growth rate of approximately 5.3% during the 1996 through 2000 period and are projected to grow at a 4.3% compounded annual growth rate from 2000 through 2010. As a result, the food-away-from-home category is projected by the National Restaurant Association to account for 53% of total food expenditures by 2010, as compared with 46% in 2000. Our sales to the foodservice market from fiscal 1997 through fiscal 2001 grew at a compounded annual growth rate of 14.1% and represented 70.0% of the net sales of our U.S. chicken operations in fiscal 2001.

     FOODSERVICE - PREPARED FOODS. THE majority of our sales to the foodservice market consist of prepared foods products. Our prepared chicken products sales to the foodservice market were $642.2 million in fiscal 2001 compared to $349.0 million in fiscal 1997, a compounded annual growth rate of approximately 16.5%. We attribute this growth in sales of prepared chicken products to the foodservice market to a number of factors:

     FIRST, there has been significant growth in the number of foodservice operators offering chicken on their menus and the number of chicken items offered.

      SECOND, foodservice operators are increasingly purchasing prepared chicken products, which allow them to reduce labor costs while providing greater product consistency, quality and variety across all restaurant locations.

     THIRD, there is a strong need among larger foodservice companies for an alternative or additional supplier to our principal competitor in the prepared chicken products market. A viable alternative supplier must be able to ensure supply, demonstrate innovation and new product development and provide competitive pricing. We have been successful in our objective of becoming the alternative supplier of choice by being the primary or secondary prepared chicken products supplier to many large foodservice companies because:

   - We are vertically integrated, giving us control over supply of chicken and chicken parts;

   - Our further processing facilities are particularly well suited to the high-volume production runs necessary to meet the capacity and quality requirements of the foodservice market; and

   - We have established a reputation for dependable quality, highly responsive service and excellent technical support.

     FOURTH, as a result of the experience and reputation developed with larger customers, we have increasingly become the principal supplier to mid-sized foodservice organizations.

     FIFTH, our in-house product development group follows a customer-driven research and development focus designed to develop new products to meet customers' changing needs. Our research and development personnel often work directly with institutional customers in developing products for these customers. Approximately $248.0 million, or 24.1%, of our sales to foodservice customers in fiscal 2001 consisted of new products which were not sold by us in fiscal 1997.

     SIXTH, we  are  a  leader in utilizing advanced processing technology,
which  enables  us  to  better   meet  our  customers'  needs  for  product
innovation, consistent quality and cost efficiency.

      FOODSERVICE - FRESH CHICKEN. We produce and market fresh, refrigerated chicken for sale to U.S. quick-service restaurant chains, delicatessens and other customers. These chickens have the giblets removed, are usually of specific weight ranges, and are usually pre-cut to customer specifications. They are often marinated to enhance value and product differentiation. By growing and processing to customers' specifications, we are able to assist quick-service restaurant chains in controlling costs and maintaining quality and size consistency of chicken pieces sold to the consumer.

     RETAIL. The retail market consists primarily of grocery store chains, wholesale clubs and other retail distributors. We concentrate our efforts in this market on sales of branded, prepackaged cut-up and whole chicken to grocery store chains and retail distributors in the midwestern, southwestern, western and, since the acquisition of WLR Foods, eastern regions of the United States. This regional marketing focus enables us to develop consumer brand franchises and capitalize on proximity to the trade customer in terms of lower transportation costs, more timely, responsive service, and enhanced product freshness. For a number of years, we have invested in both trade and retail marketing designed to establish high levels of brand name awareness and consumer preferences.

     We utilize numerous marketing techniques, including advertising, to develop and strengthen trade and consumer awareness and increase brand loyalty for consumer products marketed under the Pilgrim's Pride<reg-trade-mark> brand. Our founder, Lonnie "Bo" Pilgrim, is the featured spokesman in our television, radio and print advertising, and a trademark cameo of a person wearing a Pilgrim's hat serves as the logo on all of our primary branded products. As a result of this marketing strategy, Pilgrim's Pride is a well-known brand name in several southwestern markets, including Dallas/Fort Worth, Houston and San Antonio, Texas, Oklahoma City, Oklahoma, Denver, Colorado, Phoenix, Arizona and Los Angeles and San Diego, California. We believe our efforts to achieve and maintain brand awareness and loyalty help to provide more secure distribution for our products. We also believe our efforts at brand awareness generate greater price premiums than would otherwise be the case in certain southwestern markets. We also maintain an active program to identify consumer preferences. The program primarily consists of testing new product ideas, packaging designs and methods through taste panels and focus groups located in key geographic markets.

      RETAIL - PREPARED FOODS. We sell retail-oriented prepared chicken products primarily to grocery store chains located in the midwestern, southwestern, western and, since the acquisition of WLR Foods, eastern regions of the U.S. We believe that our growth in this market segment will remain relatively modest, however, as we concentrate our efforts primarily on the faster-growing, higher-margin foodservice market segment.

      RETAIL - FRESH CHICKEN. Our prepackaged retail products include various combinations of freshly refrigerated, whole chickens and chicken parts in trays, bags or other consumer packs labeled and priced ready for the retail grocer's fresh meat counter. We believe the retail, prepackaged fresh chicken business will continue to be a large and relatively stable market, providing opportunities for product differentiation and regional brand loyalty.

     EXPORT AND OTHER CHICKEN PRODUCTS. Our export and other chicken products consist of whole chickens and chicken parts sold primarily in bulk, non-branded form either refrigerated to distributors in the U.S. or frozen for distribution to export markets. In the U.S., prices of these products are negotiated daily or weekly and are generally related to market prices quoted by the USDA or other public price reporting services. We also sell U.S.-produced chicken products for export to Canada, Mexico, Eastern Europe, the Far East and other world markets. Historically, we have targeted international markets to generate additional demand for our chicken dark meat which is a natural by-product of our U.S. operations given our concentration on prepared foods products and the U.S. customers' general preference for white meat. We have also begun selling prepared chicken products for export to the international divisions of our U.S. chain restaurant customers. We believe that U.S. chicken exports will continue to grow as worldwide demand increases for high-grade, low-cost protein sources. We also believe that worldwide demand for higher margin prepared foods products will increase over the next five years. Accordingly, we believe we are well positioned to capitalize on such growth. Also included in this categories are chicken and turkey by-products, which are converted into protein products sold primarily to manufacturers of pet foods.

MARKETS FOR TURKEY PRODUCTS

     FOODSERVICE. A portion of our turkey sales are derived from products sold to the foodservice market. This market principally consists of chain restaurants, food processors, foodservice distributors and certain other institutions located throughout the continental United States. We supply turkey products ranging from portion-controlled refrigerated turkey parts to ready-to-cook turkey, fully cooked formed products, delicatessen products such as deli meats and sausage, salads, ground turkey and turkey burgers, frankfurters and other foodservice products.

     We believe Pilgrim's Pride is well-positioned to be the primary or secondary supplier to many national and international chain restaurants that require multiple suppliers of turkey products. Additionally, we are well suited to be the sole supplier for many regional chain restaurants.

     We believe we have significant competitive strengths in terms of full-line product capabilities, high-volume production capacities, research and development expertise and extensive distribution and marketing experience relative to smaller and to non-vertically integrated producers.

     FOODSERVICE - PREPARED FOODS. The majority of our turkey sales to the foodservice market consist of prepared turkey products. Our prepared turkey sales to the foodservice market were $90.8 million of our sales in fiscal 2001. We believe that future growth in this segment will be attributable to the same six factors described above relating to the growth of prepared chicken sales to the foodservice market.

     FOODSERVICE - FRESH TURKEY. We produce and market fresh, refrigerated and frozen turkey for sale to foodservice distributors, restaurant chains and other customers. These turkeys are usually of specific weight ranges, and are usually whole birds to customer specifications. They are often marinated to enhance value and product differentiation. Our semi-boneless turkey, unique to Pilgrim's Pride, is becoming very popular with cruiselines and other customers where visual presentation of the whole turkey is critical.

     RETAIL. A significant portion of our turkey sales are derived from products sold to the retail market. This market consists primarily of grocery store chains, wholesale clubs and other retail distributors. We concentrate our efforts in this market on sales of branded, prepackaged cut-up and whole turkey to grocery store chains and retail distributors in the eastern region of the United States. This regional marketing focus enables us to develop consumer brand franchises and capitalize on proximity to the trade customer in terms of lower transportation costs, more timely and responsive service and enhanced product freshness.

     We utilize numerous marketing techniques, including advertising, to develop and strengthen trade and consumer awareness and increase brand loyalty for consumer products marketed under the Pilgrim's Pride<reg-trade-mark> and Wampler<reg-trade-mark> brands. We believe our efforts to achieve and maintain brand awareness and loyalty help to provide more secure distribution for our products. We also believe our efforts at brand awareness generate greater price premiums than would otherwise be the case in certain eastern markets. We also maintain an active program to identify consumer preferences. The program primarily consists of testing new product ideas, packaging designs and methods through taste panels and focus groups located in key geographic markets.

     RETAIL  -  PREPARED  FOODS.   We  sell retail-oriented prepared turkey
products primarily to grocery store chains located in the eastern U.S. We also sell these products to the wholesale club industry.

      RETAIL - FRESH TURKEY. Our prepackaged retail products include various combinations of freshly refrigerated and frozen, whole turkey and turkey parts in trays, bags or other consumer packs labeled and priced ready for the retail grocer's fresh meat counter, ground turkey or sausage and turkey burgers. We believe the retail prepackaged fresh turkey business will continue to be a large and relatively stable market, providing opportunities for product differentiation and regional brand loyalty with large seasonal spikes in the holiday seasons.

      EXPORT AND OTHER TURKEY PRODUCTS. Our export and other products consist of whole turkeys, turkey franks and turkey parts sold in bulk form, either non-branded or under the Wampler<reg-trade-mark> and Rockingham<reg-trade-mark> brands. These products are primarily sold frozen either to distributors in the U.S. or for distribution to export markets. In the U.S., prices of these products are negotiated daily or weekly and are generally related to market prices quoted by the USDA or other public price reporting services. We also sell U.S.-produced turkey products for export to Canada, Mexico, Eastern Europe, the Far East and other world markets. Historically, we have targeted international markets to generate additional demand for our turkey dark meat, and frankfurters made from turkey dark meat, which is a natural by-product of our U.S. operations given our concentration of prepared foods products and the U.S. customers' general preference for white meat. We believe that U.S. turkey exports will continue to grow as worldwide demand increases for high-grade, low-cost protein sources. We also believe that worldwide demand for higher margin prepared turkey products will increase over the next five years. Accordingly, we believe we are well positioned to capitalize on such growth, especially in Mexico where we have established distribution channels.

MARKETS FOR OTHER U.S. PRODUCTS

     We market fresh eggs under the Pilgrim's Pride<reg-trade-mark> brand name as well as private labels in various sizes of cartons and flats to U.S. retail grocery and institutional foodservice customers located primarily in Texas. We have a housing capacity for approximately 2.3 million commercial egg laying hens which can produce approximately 42 million dozen eggs annually. U.S. egg prices are determined weekly based upon reported market prices. The U.S. egg industry has been consolidating over the last few years, with the 25 largest producers accounting for more than 54% of the total number of egg laying hens in service during 2000. We compete with other U.S. egg producers primarily on the basis of product quality, reliability, price and customer service.


     In 1997, we introduced a high-nutrient egg called EggsPlus . This egg contains high levels of Omega-3 and Omega-6 fatty acids along with Vitamin E, making the egg a heart-friendly product. Our marketing of EggsPlus has received national recognition for our progress in being an innovator in the functional foods category.

   In addition, we produce and sell livestock feeds at our feed mills in Pittsburg and Mt. Pleasant, Texas and at our farm supply store in Pittsburg, Texas to dairy farmers and livestock producers in northeastern Texas, as well as engage in similar sales activities at our other U.S. feed mills.
                                  MEXICO

BACKGROUND

     The Mexican market represented approximately 14.6% of our net sales in fiscal 2001. Recognizing favorable long-term demographic trends and improving economic conditions in Mexico, we began exploring opportunities to produce and market chicken in Mexico. In fiscal 1988, we acquired four vertically integrated chicken production operations in Mexico for approximately $15.1 million. From fiscal 1988 through fiscal 2001, we made acquisitions and capital expenditures in Mexico totaling $240.5 million to modernize our production technology, improve our distribution network and expand our operations. In addition, we have transferred experienced management personnel from the U.S. and developed a strong local management team. As a result of these expenditures, we have increased weekly production in our Mexican operations by over 400% since our original investment in fiscal 1988. We are now the second largest producer of chicken in Mexico. We believe our facilities are among the most technologically advanced in Mexico and that we are one of the lowest cost producers of chicken in Mexico.

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

      While the extent of the impact of the elimination of tariffs is uncertain, we believe we are uniquely positioned to benefit from this elimination. We have an extensive distribution network in Mexico which distributes products to 19 of the 32 Mexican states, encompassing approximately 74% of the total population of Mexico. Our distribution network is comprised of eight distribution centers utilizing approximately 126 company-owned vehicles. We believe this distribution network will be an important asset in distributing our own, as well as other companies', U.S.- produced chicken into Mexico.

COMPETITION

     The chicken and turkey industries are highly competitive and some of our competitors have greater financial and marketing resources than we do. In the United States and Mexico, we compete principally with other vertically integrated chicken and turkey companies.

      In general, the competitive factors in the U.S. chicken and turkey industries include price, product quality, product development, brand identification, breadth of product line and customer service. Competitive factors vary by major market. In the foodservice market, competition is based on consistent quality, product development, service and price. In the U.S. retail market, we believe that product quality, brand awareness and customer service are the primary bases of competition. There is some competition with non-vertically integrated further processors in the U.S. prepared food business. We believe we have significant, long-term cost and quality advantages over non-vertically integrated further processors.

      In Mexico, where product differentiation has traditionally been limited, product quality and price have been the most critical competitive factors. The North American Free Trade Agreement, which went into effect on January 1, 1994, requires annual reductions in tariffs for chicken and chicken products in order to eliminate those tariffs by January 1, 2003. As such tariffs are reduced, we expect greater amounts of chicken to be imported into Mexico from the U.S., which could negatively affect the profitability of Mexican chicken producers and positively affect the profitability of U.S. exporters of chicken to Mexico.

     While the extent of the impact of the elimination of tariffs is uncertain, we believe we are uniquely positioned to benefit from this elimination for two reasons. First, we have an extensive distribution network in Mexico which distributes products to 19 of the 32 Mexican states, encompassing approximately 74% of the total population of Mexico. We believe this distribution network will be an important asset in distributing our own, as well as other companies', U.S.-produced chicken into Mexico. Second, we have the largest U.S. production and distribution capacities near the Mexican border, which will provide us with cost advantages in exporting U.S. chicken into Mexico. These facilities include our processing facilities in Mt. Pleasant, Pittsburg, Lufkin, Nacogdoches, Dallas and Waco, Texas, and distribution facilities in San Antonio and El Paso, Texas and Phoenix, Arizona.

OTHER ACTIVITIES

     We have regional distribution centers located in Arlington, El Paso, Mt. Pleasant and San Antonio, Texas, Phoenix, Arizona, and Oklahoma City, Oklahoma that distribute our own poultry products along with certain poultry and non-poultry products purchased from third parties to independent grocers and quick service restaurants. Our non-poultry distribution business is conducted as an accommodation to our customers and to achieve greater economies of scale in distribution logistics. The store-door delivery capabilities for our own poultry products provide a strategic service advantage in selling to quick service, national chain restaurants.

REGULATION AND ENVIRONMENTAL MATTERS

      The chicken and turkey industries are subject to government regulation, particularly in the health and environmental areas, including provisions relating to the discharge of materials into the environment, by the Centers for Disease Control, the United States Department of Agriculture, the Food and Drug Administration and the Environmental Protection Agency in the United States and by similar governmental agencies in Mexico. Our chicken processing facilities in the U.S. are subject to on-site examination, inspection and regulation by the USDA. The FDA inspects the production of our feed mills in the U.S. Our Mexican food processing facilities and feed mills are subject to on-site examination, inspection and regulation by a Mexican governmental agency, which performs functions similar to those performed by the USDA and FDA. Since commencement of operations by our predecessor in 1946, compliance with applicable regulations has not had a material adverse effect upon our earnings or competitive position and such compliance is not anticipated to have a materially adverse effect in the future. We believe that we are in substantial compliance with all applicable laws and regulations relating to the operations of our facilities.

     We anticipate increased regulation by the USDA concerning food safety, by the FDA concerning the use of medications in feed and by the EPA and various other state agencies concerning the disposal of chicken by-products and wastewater discharges. Although we do not anticipate any regulations having a material adverse effect upon us, a material adverse effect may occur.

EMPLOYEES AND LABOR RELATIONS

     As of September 29, 2001, we employed approximately 19,900 persons in the U.S. and 4,600 persons in Mexico. Approximately 2,500 employees at our Lufkin and Nacogdoches, Texas facilities are members of collective bargaining units represented by the United Food and Commercial Workers Union. However, our Lufkin employees have recently filed a de-certification petition, which is presently being reviewed by the National Labor Relations Board. None of our other U.S. employees have union representation. Collective bargaining agreements with the United Food and Commercial
Workers Union expired on August 10, 2001 with respect to our Lufkin employees, where we are currently operating without a contract, and expires in October 2004 with respect to our Nacogdoches employees. We believe that the terms of the Nacogdoches agreement are no more favorable than those provided to our non-union U.S. employees. In Mexico, most of our hourly employees are covered by collective bargaining agreements, as are most employees in Mexico. We have not experienced any work stoppage since a two-day work stoppage, with no significant operation disruption, at our Lufkin facility in May 1993. We believe our relations with our employees are satisfactory.

FORWARD-LOOKING STATEMENTS

     Statements of our intentions, beliefs, expectations or predictions for the future, denoted by the words "anticipate," "believe," "estimate," "expect," "project," "imply," "intend," "foresee" and similar expressions, are forward-looking statements that reflect our current views about future events and are subject to risks, uncertainties and assumptions. Such risks, uncertainties and assumptions include the following:

   -   Matters   affecting   the  poultry  industry  generally,   including
       fluctuations in the commodity prices of feed ingredients, chicken and turkey;

   - Management of our cash resources, particularly in light of our substantial leverage;

   - Restrictions imposed by, and as a result of, our substantial leverage;

   - Currency exchange rate fluctuations, trade barriers, exchange controls, expropriation and other risks associated with foreign operations;

   - Changes in laws or regulations affecting our operations, as well as competitive factors and pricing pressures;

   - Inability to effectively integrate WLR Foods or realize the associated cost savings and operating synergies currently anticipated; and

   - The impact of uncertainties of litigation as well as other risks described in our filings with the Securities and Exchange Commission.

     Actual results could differ materially from those projected in these forward-looking statements as a result of these factors, among others, many of which are beyond our control.





ITEM 2.  PROPERTIES

  Chicken Operations

     BREEDING AND HATCHING

      We supply all of our chicks in the U.S. by producing our own hatching eggs from domestic breeder flocks in the U.S. These flocks are owned by us, and approximately 13.9% of them are maintained on 43 company-owned breeder farms. In the U.S., we currently own or contract for approximately 14.2 million square feet of breeder housing on approximately 417 breeder farms. In Mexico, all of our breeder flocks are maintained on company-owned farms totaling approximately 4.1 million square feet.

      We own eleven chicken hatcheries in the United States. These hatcheries are located in Nacogdoches, Center and Pittsburg, Texas, DeQueen and Nashville, Arkansas, Broadway, Virginia, Concord, North Carolina and Moorefield, West Virginia, where eggs are incubated and hatched in a process requiring 21 days. Once hatched, the day-old chicks are inspected and vaccinated against common poultry diseases and transported by our vehicles to grow-out farms. Our eleven hatcheries in the U.S. have an aggregate production capacity of approximately 15.5 million chicks per week. In Mexico, we own seven hatcheries, which have an aggregate production capacity of approximately 3.5 million chicks per week.

     GROW-OUT

      We place our U.S. grown chicks on approximately 1,500 contract grow-out farms located in Texas, Arkansas, Virginia, West Virginia, North Carolina and Oklahoma, some of which are owned by our affiliates. These contract grow-out farms contain approximately 5,360 chicken houses with approximately 78.4 million square feet of growing facilities. Additionally, we own and operate grow-out farms containing approximately 390 chicken houses with approximately 4.4 million square feet of growing facilities in the U.S., which account for approximately 5% of our total annual U.S. chicken capacity. On the contracted grow-out farms, the farmers provide the facilities, utilities and labor. We supply the chicks, the feed and all veterinary and technical services. Contract grow-out farmers are paid based on live weight under an incentive arrangement. In Mexico, we place our grown chicks on contract grow-out farms containing approximately 732 chicken houses with approximately 10.2 million square feet of growing facilities. Additionally, we own and operate grow-out farms containing approximately 632 chicken houses with approximately 9.2 million square feet of growing facilities in Mexico, which account for approximately 56.5% of our total annual Mexican chicken capacity. Arrangements with independent farmers in Mexico are similar to our arrangements with contractors in the United States. The average grow-out cycle of our chickens is six to seven weeks.

     FEED MILLS

     An important factor in the production of chicken is the rate at which feed is converted into body weight. The quality and composition of the feed is critical to the conversion rate. Accordingly, we formulate and produce our own feed. We purchase feed ingredients on the open market. The primary feed ingredients include corn, milo and soybean meal, which historically have been the largest component of our total production costs. In the U.S., we operate nine feed mills located in Nacogdoches, Tenaha and Pittsburg, Texas, Nashville and Hope, Arkansas, Harrisonburg, Virginia, Wingate, North Carolina and Moorefield, West Virginia. In the U.S., we currently have annual feed requirements of approximately 3.4 million tons and the capacity to produce approximately 6.1 million tons. We own four feed mills in Mexico, which produce all of the requirements of our Mexico operations. Mexico's annual feed requirements are approximately 0.7 million tons with a capacity to produce approximately 1.0 million tons. In fiscal 2001, approximately 67% of the feed ingredients used by us in Mexico were imported from the United States, but this percentage fluctuates based on the availability and cost of local feed ingredient supplies.

     PROCESSING

     Once the chickens reach processing weight, they are transported in our trucks to our processing plants. These plants utilize modern, highly automated equipment to process and package the chickens. We periodically review possible application of new processing technologies in order to enhance productivity and reduce costs. We have ten U.S. processing plants, two of which are located in Mt. Pleasant, Texas, and the remainder of which are located in Dallas, Nacogdoches and Lufkin, Texas, DeQueen, Arkansas, Broadway and Alma, Virginia, Marshville, North Carolina and Moorefield, West Virginia. These processing plants have the capacity, under present USDA inspection procedures, to slaughter approximately 11.9 million head of chicken per week, assuming a five-day work week. Our three processing plants located in Mexico have the capacity to slaughter approximately 3.3 million head of chicken per week, assuming a six-day work week, which is typical in Mexico.

  TURKEY OPERATIONS

     BREEDING AND HATCHING

     We purchase breeder poults, which we place with growers who supply labor and housing to produce breeder flocks. These breeder flocks are owned by us, and approximately 16.2% of them are maintained on three company-owned breeder farms. We currently own or contract for approximately 2.0 million square feet of turkey breeder housing on approximately 40 breeder farms which produce eggs that are taken to the company-owned turkey hatchery. Our breeder flocks provide approximately 69% of our poult supply for grow-out. We own and operate one turkey stud farm with approximately 50,000 square feet, which houses 3,600 breeder males and supplies semen for 52% of our breeder production. The balance of our poults for grow-out are purchased from third parties.

      We own and operate one turkey hatchery, which is located in Harrisonburg, Virginia, where eggs are incubated and hatched in a process requiring 28 days. Once hatched, the day-old poults are inspected and vaccinated against common poultry diseases and transported by our vehicles to grow-out farms. Our turkey hatchery has an aggregate production capacity of approximately 450,000 poults per week.

     GROW-OUT

      We place our turkey poults on approximately 350 contract grow-out farms located in Virginia, West Virginia, Pennsylvania, Maryland and North and South Carolina. These contract grow-out farms contain approximately 1,260 turkey houses with approximately 23.6 million square feet of growing facilities. In addition, we own and operate a grow-out farm containing 20 turkey houses with approximately 251,000 square feet of growing facilities in the U.S., which accounts for approximately 1.1% of our total annual turkey capacity. On the contracted grow-out farms, the farmers provide the facilities, utilities and labor. We supply the poults, the feed and all veterinary and technical services. Contract grow-out farmers are paid based on live weight under an incentive arrangement. The average grow-out cycle of our turkeys is 20 to 26 weeks.

     FEED MILLS

     An important factor in the production of turkey is the rate at which feed is converted into body weight. The quality and composition of the feed is critical to the conversion rate. Accordingly, we formulate and produce our own feed. We purchase feed ingredients on the open market. The primary feed ingredients include corn, milo and soybean meal, which historically have been the largest component of our total production costs. We own and operate a turkey feed mill located in Harrisonburg, Virginia. We currently have the capacity to annually produce approximately 520,000 tons of turkey feed at this mill. We also produce turkey feed when required at our other three eastern division mills or purchase it on the open market.

     PROCESSING

     Once the poults reach processing weight, they are transported in our trucks to our processing plants. These plants utilize modern, highly automated equipment to process and package the turkeys. We periodically review possible application of new processing technologies in order to enhance productivity and reduce costs. Our three turkey processing plants, located in Harrisonburg and Hinton, Virginia and New Oxford, Pennsylvania, have the capacity, under present USDA inspection procedures, to process approximately 450,000 turkeys per week, assuming a five-day work week.

PREPARED FOODS OPERATIONS

     We operate five prepared foods plants. Four of these plants process primarily chicken prepared foods products and are located in Mt. Pleasant, Waco, Dallas and Nacogdoches, Texas. Substantially all of our turkey prepared foods products are processed in our plant located in Franconia, Pennsylvania. In line with our stated business strategy to capitalize on the attractive U.S. prepared foods market, we have increased our prepared foods production capacity through expansion and acquisitions. The U.S. prepared foods market continues to be one of the fastest growing and most profitable segments in the poultry industry. Further processed prepared foods products include items such as portion-controlled breast fillets, tenderloins and strips, formed nuggets and patties, turkey hams and roasts, salads and bone-in chicken parts. Prepared foods are sold frozen and may be either fully cooked, partially cooked or raw, breaded or non-breaded, pre-marinated or non-marinated or smoked. We measure our operating capacity of our prepared foods plants on the basis of running two shifts per day, six days per week.

     Our largest prepared foods plant is located in Mt. Pleasant, Texas and was constructed in 1986 and has been expanded significantly since that time. This facility includes 281,000 square feet and employs approximately 2,300 people. This facility has de-boning lines, marinating systems, batter/breading systems, fryers, ovens, both mechanical and cryogenic freezers, a variety of packaging systems and cold storage including four fully-cooked lines and three ready-to-cook/par-frying/Individually Quick Frozen ("IQF") lines and one batter-breaded/IQF line and eight spiral freezers. This facility has capacity to produce approximately 350 million pounds of further processed product annually and is currently operating at full capacity.

      Our Waco, Texas prepared foods plant was purchased in 1999 and expanded in fiscal year 2000 and again in fiscal 2001. It is functionally equivalent to the Mt. Pleasant plant and includes 150,146 square feet and employs approximately 700 people. This state of the art facility has marinating systems, batter/breading systems, fryers, ovens, both mechanical and cryogenic freezers, a variety of packaging systems and cold storage including two fully-cooked lines and two ready-to-cook lines and four spiral freezers. This facility has capacity to produce approximately 270 million pounds of further processed product annually and is currently operating at approximately 80% of capacity.

     Our Franconia, Pennsylvania prepared foods plant was acquired in January 2001 and further processes chicken and turkey products, including grinding, marinating, spicing and cooking, producing premium delicatessen, foodservice and retail products, including roast turkey, frankfurters and salads. This facility includes approximately 170,000 square feet and employs approximately 775 people. Our Franconia facility employs the batching system of production as opposed to line-production used in our other plants. This plant has approximately 95 million annual pounds of oven capacity, 26 million annual pounds of frankfurter capacity and 17 million annual pounds of salad capacity for a total capacity of approximately 138 million pounds of further processed product annually and is currently operating at approximately 80% of capacity.

      Our Dallas, Texas prepared foods plant was constructed in 1999 and includes 84,000 square feet and employs approximately 900 people. This facility has de-boning and portioning capability, marinating systems, batter/breading and frying systems and IQF capabilities. This plant is currently running one par-frying line and one IQF production line, each with a spiral freezer. This facility has the capacity to produce approximately 105 million pounds of further processed product annually and is currently operating at full capacity.

     Our Nacogdoches, Texas prepared foods plant was constructed in fiscal 2001. It is functionally equivalent to our Dallas, Texas prepared foods plant and includes 115,465 square feet and employs approximately 1,850 people. This facility has de-boning and portioning capability, marinating systems, batter/breading and frying systems and IQF capabilities. This plant is currently running one par-frying line with a spiral freezer and two IQF lines each with a spiral freezer with capability of making them par-fry lines as sales dictate. This facility has capacity to produce approximately 80 million pounds of further processed product annually and is currently operating at approximately 80% of capacity.

  EGG PRODUCTION

     We produce table eggs at three farms near Pittsburg, Texas. One farm is owned by us, while two farms are leased from an entity owned by our major stockholder. The eggs are cleaned, sized, graded and packaged for shipment at processing facilities located on the egg farms. The farms have a housing capacity for approximately 2.3 million producing hens and are currently housing approximately 1.9 million hens.

  OTHER FACILITIES AND INFORMATION

      We operate three rendering plants that convert by-products into protein products, located in Mt. Pleasant, Texas, Broadway, Virginia and Moorefield, West Virginia. These rendering plants currently process by-products from approximately 13.1 million chickens and 0.6 million turkeys weekly into protein products. These products are used in the manufacture of poultry and livestock feed and pet foods. We operate a commercial feed mill in Mt. Pleasant, Texas, which produces various bulk and sacked livestock feed sold to area dairies, ranches and farms. We also operate a feed supply store in Pittsburg, Texas, from which we sell various bulk and sacked livestock feed products, a majority of which is produced in our Mt. Pleasant commercial feed mill. We own an office building in Pittsburg, Texas, which houses our executive offices, an office building in Mexico City, which houses our Mexican marketing offices, and an office building in Broadway, Virginia, which houses our Eastern Division sales and marketing, research and development, and corporate activities.

     Substantially all of our U.S. property, plant and equipment is pledged as collateral on our secured debt.

ITEM 3.  LEGAL PROCEEDINGS

   SINCE MARCH 23, 1999, THE COMPANY HAS BEEN A PLAINTIFF IN TWO ANTITRUST LAWSUITS IN U.S. DISTRICT COURT IN WASHINGTON, D.C. ALLEGING A WORLD-WIDE CONSPIRACY TO CONTROL PRODUCTION CAPACITY AND RAISE PRICES OF COMMON VITAMINS SUCH AS A, B-4, C AND E. ON NOVEMBER 3, 1999, A SETTLEMENT, WHICH WAS ENTERED INTO AS PART OF A CLASS ACTION LAWSUIT TO WHICH THE COMPANY WAS A MEMBER, WAS AGREED TO AMONG THE DEFENDANTS AND THE CLASS, WHICH WOULD PROVIDE FOR A RECOVERY OF BETWEEN 18-20% OF VITAMINS PURCHASED FROM THE DEFENDANTS FROM 1990 THROUGH 1998. ON MARCH 28, 2000, THE JUDGE PRESIDING OVER THE CASE ACCEPTED THE NEGOTIATED SETTLEMENT BETWEEN THE PARTIES; HOWEVER, APPEALS FROM VARIOUS SOURCES ARE IN PROCESS. THE COMPANY HAS FILED DOCUMENTATION SHOWING THAT VITAMIN PURCHASES MADE DURING THE RECOVERY PERIOD TOTALED APPROXIMATELY $14.9 MILLION. DURING FISCAL 2001, THE COMPANY RECEIVED $3.3 MILLION IN FINAL SETTLEMENT OF ITS CLAIM.

   IN JANUARY OF 1998, SEVENTEEN OF OUR CURRENT AND/OR FORMER EMPLOYEES FILED THE CASE OF "OCTAVIUS ANDERSON, ET AL. V. PILGRIM'S PRIDE CORPORATION" IN THE UNITED STATES DISTRICT COURT FOR THE EASTERN DISTRICT OF TEXAS, LUFKIN DIVISION CLAIMING PILGRIM'S PRIDE VIOLATED REQUIREMENTS OF THE FAIR LABOR STANDARDS ACT. THE SUIT ALLEGED PILGRIM'S PRIDE FAILED TO PAY EMPLOYEES FOR ALL HOURS WORKED. THE SUIT GENERALLY ALLEGED THAT (1) EMPLOYEES SHOULD BE PAID FOR TIME SPENT TO PUT ON, TAKE OFF, AND CLEAN CERTAIN PERSONAL GEAR AT THE BEGINNING AND END OF THEIR SHIFTS AND BREAKS AND (2) THE USE OF A MASTER TIME CARD OR PRODUCTION "LINE" TIME FAILS TO PAY EMPLOYEES FOR ALL TIME ACTUALLY WORKED. PLAINTIFFS SOUGHT TO RECOVER UNPAID WAGES PLUS LIQUIDATED DAMAGES AND LEGAL FEES. APPROXIMATELY 1,700 CONSENTS TO JOIN AS PLAINTIFFS WERE FILED WITH THE COURT BY CURRENT AND/OR FORMER EMPLOYEES. DURING MARCH 2001, THE CASE WAS TRIED IN THE FEDERAL COURT OF THE EASTERN DISTRICT OF TEXAS, LUFKIN, TEXAS. THE COMPANY PREVAILED AT THE TRIAL WITH A JUDGMENT ISSUED BY THE JUDGE, WHICH FOUND NO EVIDENCE PRESENTED TO SUPPORT THE PLAINTIFFS' ALLEGATIONS. THE PLAINTIFFS HAVE FILED AN APPEAL IN THE FIFTH CIRCUIT COURT OF APPEALS TO REVERSE THE JUDGE'S DECISION. THE PLAINTIFF'S BRIEF WAS SUBMITTED TO THE COURT ON NOVEMBER 5, 2001. PILGRIM'S PRIDE'S RESPONSE TO THE PLAINTIFF'S BRIEF TO THE FIFTH CIRCUIT COURT OF APPEALS IS DUE ON DECEMBER 5, 2001. NEITHER THE LIKELIHOOD OF AN UNFAVORABLE OUTCOME NOR THE AMOUNT OF ULTIMATE LIABILITY, IF ANY, WITH RESPECT TO THIS CASE CAN BE DETERMINED AT THIS TIME. THE COMPANY DOES NOT EXPECT THIS MATTER, INDIVIDUALLY OR COLLECTIVELY, TO HAVE A MATERIAL IMPACT ON OUR FINANCIAL POSITION, OPERATIONS OR LIQUIDITY. SUBSTANTIALLY SIMILAR SUITS HAVE BEEN FILED AGAINST FOUR OTHER INTEGRATED POULTRY COMPANIES, INCLUDING WLR FOODS, ONE OF WHICH RESULTED IN A FEDERAL JUDGE DISMISSING MOST OF THE PLAINTIFFS' CLAIMS IN THAT ACTION WITH FACTS SIMILAR TO OUR CASE.

   IN AUGUST OF 2000, FOUR OF OUR CURRENT AND/OR FORMER EMPLOYEES FILED THE CASE OF "BETTY KENNELL, ET AL. V. WAMPLER FOODS, INC." IN THE UNITED STATES DISTRICT COURT FOR THE NORTHERN DISTRICT OF WEST VIRGINIA, CLAIMING WE VIOLATED REQUIREMENTS OF THE FAIR LABOR STANDARDS ACT. THE SUIT GENERALLY MAKES THE SAME ALLEGATIONS AS ANDERSON V. PILGRIM'S PRIDE DISCUSSED ABOVE. PLAINTIFFS SEEK TO RECOVER UNPAID WAGES PLUS LIQUIDATED DAMAGES AND LEGAL FEES. APPROXIMATELY 150 CONSENTS TO JOIN AS PLAINTIFFS WERE FILED WITH THE COURT BY CURRENT AND/OR FORMER EMPLOYEES. NO TRIAL DATE HAS BEEN SET. TO DATE, ONLY LIMITED DISCOVERY HAS BEEN PERFORMED. NEITHER THE LIKELIHOOD OF AN UNFAVORABLE OUTCOME NOR THE AMOUNT OF ULTIMATE LIABILITY, IF ANY, WITH RESPECT TO THIS CASE CAN BE DETERMINED AT THIS TIME. WE DO NOT EXPECT THIS MATTER, INDIVIDUALLY OR COLLECTIVELY, TO HAVE A MATERIAL IMPACT ON OUR FINANCIAL POSITION, OPERATIONS OR LIQUIDITY.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not Applicable

                                  PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

QUARTERLY STOCK PRICES AND DIVIDENDS

   High and low sales prices of and dividends on the Company's Class B and Class A common stock for the periods indicated were:

                      Prices            Prices
                       2001              2000               DIVIDENDS
QUARTER           HIGH      LOW     HIGH      LOW        2001       2000
Class B Common Stock
First            $8.15     $6.03   $9.00     $6.25        $.01      $.01
Second           12.33      7.67    8.56      6.25         .01       .01
Third            12.55      9.43    8.31      6.75         .01       .01
Fourth           15.35     11.90    7.81      6.63         .01       .01

Class A Common Stock
First             5.72      4.46    7.00      4.63         .01       .01
Second            8.42      5.47    6.63      4.50         .01       .01
Third             8.74      6.63    6.13      4.06         .01       .01
Fourth          $10.98     $7.50   $5.69     $4.81        $.01      $.01

   The Company's Class B common stock (ticker symbol "CHX") and Class A common stock (ticker symbol "CHX.A") are traded on the New York Stock Exchange. The Company estimates there were approximately 21,800 and 23,925 holders (including individual participants in security position listings) of the Company's Class A and Class B common stock, respectively, as of November 8, 2001. See Note F-Common Stock, of the Notes to Consolidated Financial Statements for additional discussion of the Company's common stock.

ITEM 6.                     SELECTED FINANCIAL DATA

(IN THOUSANDS, EXCEPT PER SHARE DATA)    TEN YEARS ENDED SEPTEMBER 29, 2001
                  2001(a)      2000       1999(b)       1998         1997
INCOME STATEMENT DATA:                early
Net Sales      $2,214,712   $1,499,439   $1,357,403   $1,331,545  $1,277,649
Gross margin      213,950      165,828      185,708      136,103     114,467
Operating income
   (loss)          94,542       80,488      109,504       77,256      63,894
Income (loss) before
   income taxes and
   extraordinary
   charge          63,294       62,786       90,904       56,522      43,824
Interest expense,
   net             30,775       17,779       17,666       20,148      22,075
Income tax expense
   (benefit)       21,263       10,442       25,651        6,512       2,788
Income (loss)before
   extraordinary
   charge          42,031       52,344       65,253       50,010      41,036
Extraordinary charge--
   early repayment of
   debt, net
   of tax            (894)          --           --           --          --
Net income (loss)  41,137       52,344        65,253      50,010      41,036

PER COMMON SHARE DATA(C)
Income (loss)before
   extraordinary
   charge          $ 1.02       $ 1.27        $ 1.58      $ 1.21      $ 0.99
Extraordinary
   charge -
   early repayment
   of debt          (0.02)          --            --          --          --
Net income (loss)    1.00         1.27          1.58        1.21        0.99
Cash dividends       0.06         0.06         0.045        0.04        0.04
Book Value           9.27         8.33          7.11        5.58        4.41

BALANCE SHEET SUMMARY:
Working capital $ 203,450     $124,531      $154,242    $147,040    $133,542
Total assets    1,215,695      705,420       655,762     601,439     579,124
Notes payable and
   current maturities of
   long-term debt   5,099        4,657         4,353       5,889      11,596
Long-term debt, less
   current
   maturities     467,242      165,037       183,753     199,784     224,743
Total stockholders'
   equity         380,932      342,559       294,259     230,871     182,516

CASH FLOW SUMMARY:
Operating cash
   flow           $87,833     $130,803       $81,452     $85,016     $49,615
Depreciation &
   amortization(d) 55,390       36,027        34,536      32,591      29,796
Capital
   expenditures   112,632       92,128        69,649      53,518      50,231
Business
   acquisitions   239,539           --            --          --          --
Financing
  activities, net 254,382      (22,619)      (19,634)    (32,498)        348

CASHFLOW RATIOS:
EBITDA(e)         147,666      115,356       142,043     108,268       94,782
EBITDA/interest
   expense, net     4.80x        6.49x         8.04x       5.37x        4.29x
Senior secured
   debt/EBITDA      1.84x         .69x          .67x       1.02x        1.45x
Total debt/EBITDA   3.20x        1.47x         1.32x       1.90x        2.49x

KEY INDICATORS (AS A PERCENTAGE OF NET SALES):
Gross margin         9.7%        11.1%         13.7%       10.2%         9.0%
Selling,
   general and
   administrative
   expenses          5.4%         5.7%          5.6%        4.4%         4.0%
Operating
   income (loss)     4.3%         5.4%          8.1%        5.8%         5.0%
Interest
   expense, net      1.4%         1.2%          1.3%        1.5%         1.7%
Net income (loss)    1.9%         3.5%          4.8%        3.8%         3.2%
(See page 30 for footnotes.)


(IN THOUSANDS, EXCEPT PER SHARE DATA)    TEN YEARS ENDED SEPTEMBER 29, 2001
                  1996         1995         1994        1993(b)     1992
Income Statement Data:
Net sales       $1,139,310    $931,806     $922,609    $887,843    $817,361
Gross margin        70,640      74,144      110,827     106,036      32,802
Operating income
   (loss)           21,504      24,930       59,698      56,345     (12,475)
Income (loss) before
   income taxes and
   extraordinary
   charge               47       2,091       42,448      32,838     (33,712)
Interest expense,
   net              21,539      17,483       19,175      25,719      22,502
Income tax expense
   (benefit)         4,551      10,058       11,390      10,543      (4,048)
Income (loss) before
   extraordinary
   charge           (4,504)     (7,967)      31,058      22,295     (29,664)
Extraordinary charge--
   early repayment
   of debt, net
   of tax           (2,780)         --           --      (1,286)         --
Net income (loss)   (7,284)     (7,967)      31,058      21,009     (29,664)

Per Common Share Data(c)
Income (loss) before
   extraordinary
   charge          $ (0.11)    $ (0.19)      $ 0.75      $ 0.54      $(0.83)
Extraordinary charge--
   early repayment
   of debt           (0.07)         --           --       (0.03)         --
 Net income (loss)   (0.18)      (0.19)        0.75        0.51       (0.83)
Cash dividends        0.04        0.04         0.04        0.02        0.04
Book value            3.46        3.67         3.91        3.20        2.71


Balance Sheet Summary:
Working capital     88,455      88,395       99,724      72,688      11,227
Total assets      $536,722    $497,604     $438,683    $422,846    $434,566
Notes payable and
   current maturities
   of long-term
   debt             35,850      18,187        4,493      25,643      86,424
Long-term debt, less
   current
   maturities      198,334     182,988      152,631     159,554     131,534
Total stockholders'
   equity          143,135     152,074      161,696     132,293     112,112

Cash Flow Summary:
Operating cash
   flow            $11,391     $32,712      $60,664     $44,970     $(1,573)
Depreciation &
   ammortization(d) 28,024      26,127       25,177      26,034      24,090
Capital
   expenditures     34,314      35,194       25,547      15,201      18,043
Business
   acquisitions         --      36,178           --          --          --
Financing
   activities, net  27,313      40,173      (30,291)    (40,339)     25,110

Cashflow Ratios:
EBITDA(e)           47,849      49,811       83,658      79,222      10,955
EBITDA/interest
   expense, net      2.22x       2.85x        4.36x       3.08x        .48x
Senior secured debt/
   EBITDA            2.26x       1.79x         .70x        .94x       9.40x
Total debt/EBITDA    4.89x       4.04x        1.88x       2.34x      20.17x

Key Indicators (as a percentage of net sales):
Gross margin          6.2%        8.0%        12.0%       11.9%        4.0%
Selling, general and
   administrative
   expenses           4.3%        5.3%         5.5%        5.6%        5.7%
Operating income
   (loss)             1.9%        2.7%         6.5%        6.3%       (1.6%)
Interest expense, net 1.9%        1.9%         2.1%        2.9%        2.8%
Net income (loss)    (0.6%)      (0.9%)        3.4%        2.4%       (3.6%)

(A)    THE COMPANY ACQUIRED WLR FOODS ON JANUARY 27, 2001 FOR $239.5 MILLION
       AND THE ASSUMPTION OF $45.5 MILLION OF INDEBTEDNESS.  THE ACQUISITION
       HAS BEEN ACCOUNTED FOR AS A PURCHASE, AND THE RESULTS OF OPERATIONS
       FOR THIS ACQUISITION HAVE BEEN INCLUDED IN OUR CONSOLIDATED RESULTS
       OF OPERATIONS SINCE THE ACQUISITION DATE.

(B)    FISCAL 1999 AND 1993 HAD 53 WEEKS

       HISTORICAL PER SHARE AMOUNTS REPRESENT BOTH BASIC AND DILUTED AND HAVE
(C)    BEEN RESTATED TO GIVE EFFECT TO A STOCK DIVIDEND ISSUED ON JULY 30,
       1999.  SEE NOTE F OF THE CONSOLIDATED FINANCIAL STATEMENTS OF THE
       COMPANY.

(D)    INCLUDES AMORTIZATION OF CAPITALIZED FINANCING COSTS OF APPROXIMATELY
       $0.9 MILLION, $1.2 MILLION, $1.1 MILLION, $1.0 MILLION, $0.9 MILLION,
       $1.8 MILLION, $1.1 MILLION,  $1.3 MILLION,  $1.6 MILLION AND  $0.5
       MILLION IN FISCAL YEARS 2001, 2000, 1999, 1998, 1997, 1996, 1995, 1994,
       1993 AND 1992,  RESPECTIVELY.

(E)    "EBITDA" IS DEFINED AS THE SUM OF NET INCOME (LOSS) BEFORE EXTRAORDINARY
       CHARGES, INTEREST, TAXES, DEPRECIATION AND AMORTIZATION.  EBITDA IS
       PRESENTED BECAUSE WE BELIEVE IT IS FREQUENTLY USED BY SECURITIES
       ANALYSTS, INVESTORS AND OTHER INTERESTED PARTIES IN THE EVALUATION OF
       COMPANIES.  EBITDA IS NOT A MEASUREMENT OF FINANCIAL PERFORMANCE UNDER
       GENERALLY ACCEPTED ACCOUNTING PRINCIPLES AND SHOULD NOT BE CONSIDERED AS
       AN ALTERNATIVE TO CASH FLOW FROM OPERATING ACTIVITIES OR AS A MEASURE OF
       LIQUIDITY OR AN ALTERNATIVE TO NET INCOME AS INDICATORS OF OUR OPERATING
       PERFORMANCE OR ANY OTHER MEASURES OF PERFORMANCE DERIVED IN ACCORDANCE
       WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FORWARD-LOOKING STATEMENTS

     Statements of our intentions, beliefs, expectations or predictions for the future, denoted by the words "anticipate," "believe," "estimate," "expect," "project," "imply," "intend," "foresee" and similar expressions, are forward-looking statements that reflect our current views about future events and are subject to risks, uncertainties and assumptions. Such risks, uncertainties and assumptions include the following:

      -  Matters  affecting  the  poultry  industry   generally,  including
         fluctuations in the commodity prices of feed ingredients, chicken and turkey;

      - Management of our cash resources, particularly in light of our substantial leverage;

      - Restrictions imposed by, and as a result of, our substantial leverage;

      - Currency exchange rate fluctuations, trade barriers, exchange controls, expropriation and other risks associated with foreign operations;

      - Changes in laws or regulations affecting our operations, as well as competitive factors and pricing pressures;

      - Inability to effectively integrate WLR Foods or realize the associated cost savings and operating synergies currently anticipated; and

      - The impact of uncertainties of litigation as well as other risks described in our filings with the Securities and Exchange Commission.

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

GENERAL

     Profitability in the poultry industry is materially affected by the commodity prices of feed ingredients, chicken and turkey, which are determined by supply and demand factors. As a result, the chicken and turkey industries are subject to cyclical earnings fluctuations. Cyclical earnings fluctuations can be mitigated somewhat by:

     - Business strategy;

     - Product mix;

     - Sales and marketing plans; and

     - Operating efficiencies.

   In an effort to reduce price volatility and to generate higher, more consistent profit margins, we have concentrated on the production and marketing of prepared foods products. Prepared foods products generally have higher profit margins than our other products. Also, the production and sale in the U.S. of prepared foods products reduce the impact of the costs of feed ingredients on our profitability. Feed ingredient purchases are the single largest component of our cost of goods sold, representing approximately 30.1% of our consolidated cost of goods sold in fiscal 2001. The production of feed ingredients is positively or negatively affected primarily by weather patterns throughout the world, the global level of supply inventories and demand for feed ingredients, and the agricultural policies of the United States and foreign governments. As further processing is performed, feed ingredient costs become a decreasing percentage of a product's total production cost, thereby reducing their impact on our profitability. Products sold in this form enable us to charge a premium, reduce the impact of feed ingredient costs on our profitability and improve and stabilize our profit margins.

BUSINESS SEGMENTS

     Since the acquisition of WLR Foods on January 27, 2001, we operate in two reportable business segments as (1) a producer of chicken and other products and (2) a producer of turkey products.

      Our chicken and other products segment primarily includes sales of chicken products we produce and purchase for resale in the United States and Mexico, but also includes the sale of table eggs, and feed. Our chicken and other products segment conducts separate operations in the United States and Mexico and is reported as two separate geographical areas. Our turkey segment includes sales of turkey products produced in our turkey operation recently acquired from WLR Foods, whose operations are exclusively in the United States.

     Inter-area sales and inter-segment sales, which are not material, are accounted for at prices comparable to normal trade customer sales. Corporate expenses are included with chicken and other products.

The following table presents certain information regarding our segments:

                                            FISCAL YEAR ENDED
                             SEPTEMBER 29,    SEPTEMBER 30,     OCTOBER 2,
                                2001(A)           2000             1999
                             (52 WEEKS)          (52 WEEKS)       (53 WEEKS)
                                             (IN THOUSANDS)
NET SALES TO CUSTOMERS:
Chicken  and Other Products:
   United States             $1,652,199         $1,192,077       $1,102,903
   Mexico                       323,678            307,362          254,500
      Sub-total               1,975,877          1,499,439        1,357,403
Turkey                          238,835                 --               --
      Total                  $2,214,712         $1,499,439       $1,357,403

OPERATING INCOME:
Chicken and Other Products:
   United States             $   78,096         $   45,928       $   88,177
   Mexico                        12,157             34,560           21,327
      Sub-total                  90,253             80,488          109,504
   Turkey                         4,289                 --               --
      Total                  $   94,542         $   80,488       $  109,504

Depreciation and Amortization(b)
Chicken and Other Products:
   United States             $   38,155         $   24,444       $   23,185
   Mexico                        11,962             11,583           11,351
      Sub-total                  50,117             36,027           34,536
 Turkey                           5,273                 --               --
      Total                  $   55,390         $   36,027       $   34,536

(a) The acquisition of WLR Foods has been accounted for as a purchase, and the results of operations for this acquisition have been included in our consolidated results of operating since January 27, 2001, the acquisition date.

(b)   INCLUDES AMORTIZATION OF CAPITALIZED FINANCING COSTS OF APPROXIMATELY
$0.9 MILLION,  $1.2  MILLION  AND  $1.1 MILLION IN FISCAL YEARS 2001, 2000
AND 1999,  RESPECTIVELY.

The following table presents certain items as a percentage of net sales for the periods indicated:

                                  2001 (a)   2000       1999
Net sales                        100.0 %    100.0 %    100.0 %
Cost of sales                     90.3       88.9       86.3
Gross profit                       9.7       11.1       13.7
Selling, general and
   administrative expense          5.4        5.7        5.6
Operating income                   4.3        5.4        8.1
Interest expense, net              1.4        1.2        1.3
Income before income taxes         2.9        4.2        6.7
Net income                         1.9        3.5        4.8


(a) The acquisition of WLR Foods has been accounted for as a purchase, and the results of operations for this acquisition have been included in our consolidated results of operating since January 27, 2001, the acquisition date.

RESULTS OF OPERATIONS

FISCAL 2001 COMPARED TO FISCAL 2000

     On January 27, 2001, we completed the acquisition of WLR Foods, a vertically integrated producer of chicken and turkey products located in the eastern United States. Accordingly, 35 weeks of operations of the former WLR Foods are included in our results for fiscal 2001.

     CONSOLIDATED NET SALES. Consolidated net sales were $2.2 billion for fiscal 2001, an increase of $715.3 million, or 47.7%, from fiscal 2000. The increase in consolidated net sales resulted from a $422.0 million increase in U.S. chicken sales to $1.5 billion, a $238.8 million increase in turkey sales, a $38.2 million increase in sales of other U.S. products to $179.9 million and by a $16.3 million increase in Mexico chicken sales to $323.7 million. The increase in U.S. chicken sales was primarily due to a 35.6% increase in dressed pounds produced, which resulted primarily from the acquisition of WLR Foods, and to a 3.4% increase in total revenue per dressed pound produced. The increase in turkey sales was due to the acquisition of WLR Foods. The $38.2 million increase in sales of other U.S. products to $179.9 million was primarily due to the acquisition of WLR Foods and higher prices in our commercial egg operations. The $16.3 million increase in Mexico chicken sales was primarily due to a 13.4% increase in dressed pounds produced offset partially by a 7.1% decrease in average revenue per dressed pound produced, primarily due to lower prices caused by an over supply of chicken.

      COST OF SALES. Consolidated cost of sales were $2.0 billion in fiscal 2001, an increase of $667.2 million, or 50.0%, compared to fiscal 2000. The U.S. operations accounted for $630.8 million of the increase in the cost of sales and our Mexico operations accounted for $36.4 million of the increase.

      The cost of sales increase in our U.S. operations of $630.8 million was due primarily to the acquisition of WLR Foods, $222.6 million of which related to the turkey operations, but also resulted from increased production of higher cost prepared foods products, higher energy costs and higher feed ingredient costs.

     The $36.4 million cost of sales increase in our Mexico operations was primarily due to a 13.4% increase in dressed pounds produced.

     GROSS PROFIT. Gross profit was $214.0 million for fiscal 2001, an increase of $48.1 million, or 29.0%, over the same period last year, due primarily to the acquisition of WLR Foods. Gross profit as a percentage of sales decreased to 9.7% in fiscal 2001, primarily from 11.1% in fiscal 2000 due primarily to lower sale prices in Mexico.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Consolidated selling, general and administrative expenses were $119.4 million in fiscal 2001 and $85.3 million in fiscal 2000. The $34.1 million increase was due primarily to the acquisition of WLR Foods and certain integration costs related thereto. Consolidated selling, general and administrative expenses as a percentage of sales decreased in fiscal 2001 to 5.4%, compared to 5.7% in fiscal 2000, due primarily to synergies resulting from the WLR acquisition.

     OPERATING INCOME. Consolidated operating income was $94.5 million for fiscal 2001, an increase of $14.1 million when compared to fiscal 2000, resulting primarily from higher volumes from the acquisition of WLR Foods and higher sales prices in U.S.

     INTEREST EXPENSE. Consolidated net interest expense increased 73.1% to $30.8 million in fiscal 2001, when compared to $17.8 million for fiscal 2000, due to higher outstanding balances incurred for the acquisition of WLR Foods.

      INCOME TAX EXPENSE. Consolidated income tax expense in fiscal 2001 increased to $21.3 million compared to an expense of $10.4 million in fiscal 2000. This increase resulted from higher U.S. pre-tax earnings in fiscal 2001 than in fiscal 2000.

FISCAL 2000 COMPARED TO FISCAL 1999:

     NET SALES. Consolidated net sales were $1.5 billion for fiscal 2000, an increase of $142.0 million, or 10.5%, from fiscal 1999. The increase in consolidated net sales resulted from an $86.9 million increase in U.S. chicken sales to $1.1 billion, a $52.9 million increase in Mexico chicken sales to $307.4 million and a $2.3 million increase of sales of other U.S. products to $141.7 million. The increase in U.S. chicken sales was primarily due to an 8.6% increase in dressed pounds produced . The increase in Mexico chicken sales was primarily due to a 13.7% increase in revenue per dressed pound and to a 6.2% increase in dressed pounds produced. The $2.3 million increase in sales of other U.S. products was primarily due to higher selling prices in our Poultry By-Products division.

   COST OF SALES. Consolidated cost of sales was $1.3 billion in fiscal 2000, an increase of $161.9 million, or 13.8%, compared to fiscal 1999. The increase resulted primarily from a $125.9 million increase in the cost of sales of our U.S. operations and from a $36.0 million increase in the cost of sales in our Mexico operations.

   The cost of sales increase in our U.S. operations of $125.9 million was due primarily to an 8.6% increase in dressed pounds produced, a 4.0% increase in feed ingredient costs, increased production of higher-cost prepared food products, losses associated with the late January 2000 ice storm and a $5.8 million write-off of accounts receivable from AmeriServe, which filed bankruptcy on January 31, 2000. AmeriServe was a significant distributor of products to fast food and casual dining restaurant chains, several of which are customers of the Company. The $36.0 million cost of sales increase in our Mexico operations was primarily due to a 6.2% increase in dressed pounds produced and a 9.8% increase in average costs of sales per dressed pound produced caused primarily by the continued shift of production to a higher-valued product mix.

     GROSS PROFIT. Gross profit was $165.8 million for fiscal 2000, a decrease of $19.9 million, or 10.7%, over the same period last year. Gross profit as a percentage of sales decreased to 11.1% in fiscal 2000 from 13.7% in fiscal 1999. The lower gross profit resulted from lower net margins in our U.S. operations primarily due to lower selling prices realized for fresh chicken products, higher feed ingredient costs, losses associated with the late January 2000 ice storm and the AmeriServe write-off, discussed above, offset in part by increased volume of prepared food chicken sales.

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

   OPERATING INCOME. Consolidated operating income was $80.5 million for fiscal 2000, a decrease of $29.0 million, or 26.5%, when compared to fiscal 1999, resulting primarily from lower net U.S. margins due to lower selling prices realized for fresh chicken products, higher feed ingredient costs, losses associated with the late January 2000 ice storm and the AmeriServe write-off, discussed above, offset in part by increased volume of prepared food chicken sales.

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

LIQUIDITY AND CAPITAL RESOURCES


   WE MAINTAIN $130.0 MILLION IN REVOLVING CREDIT FACILITIES AND $400.0 MILLION IN A SECURED REVOLVING/TERM BORROWING FACILITY. THE $400.0 MILLION REVOLVING/TERM BORROWING FACILITY PROVIDES FOR $285.0 MILLION AND $115.0 MILLION OF 10-YEAR AND 7-YEAR COMMITMENTS, RESPECTIVELY. BORROWINGS UNDER THESE FACILITIES ARE SPLIT PRO RATA BETWEEN THE 10-YEAR AND 7-YEAR MATURITIES AS THEY OCCUR. THE CREDIT FACILITIES PROVIDE FOR INTEREST AT RATES RANGING FROM LIBOR PLUS FIVE-EIGHTHS PERCENT TO LIBOR PLUS TWO AND THREE-QUARTERS PERCENT, DEPENDING UPON OUR TOTAL DEBT TO CAPITALIZATION RATIO. INTEREST RATES ON DEBT OUTSTANDING UNDER THESE FACILITIES AS OF SEPTEMBER 29, 2001 RANGED FROM LIBOR PLUS ONE AND ONE-QUARTER PERCENT TO LIBOR PLUS TWO AND ONE-QUARTER PERCENT. THESE FACILITIES ARE SECURED BY INVENTORY AND FIXED ASSETS OR ARE UNSECURED.

   AT SEPTEMBER 29, 2001, $86.0 MILLION WAS AVAILABLE UNDER THE REVOLVING CREDIT FACILITIES AND $225.0 MILLION WAS AVAILABLE UNDER THE REVOLVING/TERM BORROWING FACILITY.

   ON SEPTEMBER 7, 2001, WE AMENDED AND RESTATED OUR REVOLVING CREDIT AGREEMENT FOR MEXICO, INCREASING THE COMMITMENT FROM $20.0 MILLION TO $30.0 MILLION. OUTSTANDING BORROWINGS UNDER THIS FACILITY ARE PRESENTLY $30.0 MILLION, THE PROCEEDS OF WHICH WERE USED TO REDUCE CERTAIN OTHER DEBT.

   ON JUNE 26, 1998, WE ENTERED INTO AN ASSET SALE AGREEMENT TO SELL  UP
TO $60 MILLION OF ACCOUNTS RECEIVABLE. IN CONNECTION WITH THE ASSET SALE AGREEMENT, WE SELL, ON A REVOLVING BASIS, CERTAIN OF OUR TRADE RECEIVABLES (THE "POOLED RECEIVABLES") TO A SPECIAL PURPOSE CORPORATION WHOLLY OWNED BY US, WHICH IN TURN SELLS A PERCENTAGE OWNERSHIP INTEREST TO THIRD PARTIES. AT SEPTEMBER 29, 2001 AND SEPTEMBER 30, 2000, AN INTEREST IN THESE POOLED RECEIVABLES OF $58.5 MILLION AND $35.4 MILLION, RESPECTIVELY, HAD BEEN SOLD TO THIRD PARTIES AND IS REFLECTED AS A REDUCTION IN ACCOUNTS RECEIVABLE. THESE TRANSACTIONS HAVE BEEN RECORDED AS SALES IN ACCORDANCE WITH FINANCIAL ACCOUNTING STANDARDS BOARD STATEMENT NO. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES. THE GROSS PROCEEDS RESULTING FROM THE SALE ARE INCLUDED IN CASH FLOWS FROM OPERATING ACTIVITIES IN OUR CONSOLIDATED STATEMENTS OF CASH FLOWS. LOSSES ON THESE SALES WERE IMMATERIAL.

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

   ON AUGUST 9, 2001, PILGRIM'S PRIDE ISSUED $200.0 MILLION IN SENIOR UNSECURED NOTES WITH AN INTEREST RATE OF 9 5/8% MATURING ON SEPTEMBER 15, 2011. THE PROCEEDS FROM THE NOTES OFFERING WERE USED TO REDEEM THE REMAINING $90.8 MILLION OUTSTANDING OF OUR 10 7/8% SENIOR SUBORDINATED NOTES DUE 2003. THE BALANCE OF THE PROCEEDS WAS USED TO REDUCE INDEBTEDNESS UNDER OUR $400.0 MILLION REVOLVING/TERM BORROWING FACILITY.

   AT SEPTEMBER 29, 2001, OUR WORKING CAPITAL INCREASED TO $203.5 MILLION AND OUR CURRENT RATIO INCREASED TO 1.85 TO 1, COMPARED WITH WORKING CAPITAL OF $124.5 MILLION AND A CURRENT RATIO OF 1.86 TO 1 AT SEPTEMBER 30, 2000 AND WAS PRIMARILY DUE TO THE ACQUISITION OF WLR FOODS.

   TRADE ACCOUNTS AND OTHER RECEIVABLES WERE $95.0 MILLION AT SEPTEMBER 29, 2001, COMPARED TO $50.3 MILLION AT SEPTEMBER 30, 2000. THE 89.0% INCREASE IN TRADE ACCOUNTS AND OTHER RECEIVABLES WAS PRIMARILY DUE TO THE
ACQUISITION OF WLR FOODS' TRADE RECEIVABLES AND OTHER ACCOUNTS PARTIALLY OFFSET BY THE SALE OF RECEIVABLES UNDER THE ASSET SALE AGREEMENT DISCUSSED ABOVE. EXCLUDING THE SALE OF RECEIVABLES, TRADE ACCOUNTS AND OTHER RECEIVABLES WOULD HAVE INCREASED TO $153.5 MILLION IN FISCAL 2001 FROM $85.7 MILLION IN FISCAL 2000.

   INVENTORIES WERE $314.4 MILLION AT SEPTEMBER 29, 2001, COMPARED TO $181.2 MILLION AT SEPTEMBER 30, 2000. THE $133.2 MILLION, OR 73.5%, INCREASE IN INVENTORIES WAS PRIMARILY DUE TO THE ACQUISITION OF WLR FOODS.

   ACCOUNTS PAYABLE AND ACCRUED EXPENSES WERE $229.9 MILLION AT SEPTEMBER 29, 2001, COMPARED TO $139.8 MILLION AT SEPTEMBER 30, 2000. THE 64.5% INCREASE IN ACCOUNTS PAYABLE AND ACCRUED EXPENSES WAS PRIMARILY DUE TO THE ACQUISITION OF WLR FOODS.

   CAPITAL EXPENDITURES OF $112.6 MILLION, $92.1 MILLION AND $69.6 MILLION, FOR FISCAL YEARS 2001, 2000 AND 1999, RESPECTIVELY, WERE PRIMARILY INCURRED TO ACQUIRE AND EXPAND CERTAIN FACILITIES, IMPROVE EFFICIENCIES, REDUCE COSTS AND FOR THE ROUTINE REPLACEMENT OF EQUIPMENT. WE ANTICIPATE SPENDING APPROXIMATELY $65.0 MILLION IN FISCAL 2002 TO IMPROVE EFFICIENCIES AND FOR THE ROUTINE REPLACEMENT OF EQUIPMENT. WE EXPECT TO FINANCE SUCH EXPENDITURES WITH AVAILABLE OPERATING CASH FLOWS AND EXISTING CREDIT FACILITIES.

   CASH FLOWS PROVIDED BY OPERATING ACTIVITIES WERE $87.8 MILLION, $130.8 MILLION AND $81.5 MILLION FOR THE FISCAL YEARS 2001, 2000 AND 1999, RESPECTIVELY. THE DECREASE IN CASH FLOWS PROVIDED BY OPERATING ACTIVITIES IN FISCAL 2001 COMPARED TO FISCAL 2000, WAS PRIMARILY DUE TO AN OVERALL INCREASE OF ACCOUNTS RECEIVABLE, DUE PRIMARILY TO A HIGHER LEVEL OF SALES ACTIVITY; INCREASED INVENTORIES, DUE PRIMARILY TO HIGHER LEVELS OF LIVE POULTRY AND FROZEN TURKEY INVENTORIES RESULTING PRIMARILY FROM SEASONAL VARIATIONS IN THE LIVE PRODUCTION CYCLE AND SALES OF TURKEY PRODUCTS, BOTH OF WHICH WERE PRIMARILY A RESULT OF THE WLR FOODS ACQUISITION AND LOWER NET INCOME FOR FISCAL 2001. THE $24.0 MILLION DECREASE IN CASH FLOWS PROVIDED BY OPERATING ACTIVITIES THAT RESULTED FROM ACCOUNTS RECEIVABLE WAS PARTIALLY OFFSET BY A $23.1 INCREASE IN SALES OF ACCOUNTS RECEIVABLE FROM $35.4 MILLION AT FISCAL 2000 YEAR END TO $58.5 MILLION AT FISCAL 2001 YEAR END. THE INCREASE IN CASH FLOWS PROVIDED BY OPERATING ACTIVITIES FOR FISCAL 2000, COMPARED TO FISCAL 1999, WAS PRIMARILY DUE TO THE SALE OF $35.4 MILLION IN ACCOUNTS RECEIVABLE UNDER THE ASSET SALE AGREEMENT MENTIONED ABOVE AND INCREASES IN ACCOUNTS PAYABLE AND ACCRUED EXPENSES OFFSET PARTIALLY BY AN INCREASE IN INVENTORIES AND A DECREASE IN OPERATING INCOME.

   CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES WERE $254.2 MILLION, ($22.6) MILLION AND ($19.6) MILLION FOR THE FISCAL YEARS 2001,
2000 AND 1999, RESPECTIVELY. THE INCREASE IN CASH FLOWS PROVIDED BY FINANCING ACTIVITIES FOR FISCAL 2001, WHEN COMPARED TO FISCAL 2000, REFLECTS THE NET PROCEEDS FROM BORROWINGS TO FINANCE THE ACQUISITION OF WLR FOODS. THE INCREASE IN CASH USED IN FINANCING ACTIVITIES FOR FISCAL 2000, WHEN COMPARED TO FISCAL 1999 PRIMARILY REFLECTS THE NET PAYMENTS ON NOTES PAYABLE AND LONG-TERM FINANCING AND DEBT RETIREMENTS.

ITEM 7A.  QUANITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK SENSITIVE INSTRUMENTS AND POSITIONS

   The risk inherent in the Company's market risk sensitive instruments and positions is the potential loss arising from adverse changes in the price of feed ingredients, foreign currency exchange rates and interest rates as discussed below. The sensitivity analyses presented do not consider the effects that such adverse changes may have on overall economic activity, nor do they consider additional actions our management may take to mitigate our exposure to such changes. Actual results may differ.

  FEED INGREDIENTS

   We purchase certain commodities, primarily corn and soybean meal. As a result, our earnings are affected by changes in the price and availability of such feed ingredients. As market conditions dictate, we will from time to time lock-in future feed ingredient prices using various hedging techniques, including forward purchase agreements with suppliers and futures contracts. We do not use such financial instruments for trading purposes and are not a party to any leveraged derivatives. Market risk is estimated as a hypothetical 10% increase in the weighted-average cost of our primary feed ingredients as of September 29, 2001. Based on our feed consumption during fiscal 2001, such an increase would have resulted in an increase to cost of sales of approximately $60.2 million, excluding the impact of any hedging in that period. As of September 29, 2001, we had hedged 9.1% of our 2002 feed requirements.

FOREIGN CURRENCY

   Our earnings are affected by foreign exchange rate fluctuations related to the Mexican peso net monetary position of our Mexico subsidiaries denominated in Mexican pesos. We manage this exposure primarily by attempting to minimize our Mexican peso net monetary position, but from time to time we have also considered executing hedges to help minimize this exposure. Such instruments, however, have historically not been economically feasible. We are also exposed to the effect of potential exchange rate fluctuations to the extent that amounts are repatriated from Mexico to the United States. However, we currently anticipate that the cash flows of our Mexico subsidiaries will continue to be reinvested in our Mexico operations. In addition, the Mexican peso exchange rate can directly and indirectly impact our results of operations and financial position in several manners, including potential economic recession in Mexico resulting from a devalued peso. The impact on our financial position and results of operations of a hypothetical change in the exchange rate between the U.S. dollar and the Mexican peso cannot be reasonably estimated. Foreign currency exchange gains and losses, representing the change in the U.S. dollar value of the net monetary assets of our Mexico subsidiaries denominated in Mexican pesos, was a loss of $0.1 million in fiscal 2001 and a gain of $0.1 million and $0.2 million in fiscal 1999 and 2000, respectively. On November 15, 2001, the Mexican peso closed at 9.20 to 1 U.S. dollar, strengthening from 9.54 at September 29, 2001. No assurance can be given as to how future movements in the peso could affect our future earnings.

  INTEREST RATES

     Our earnings are also affected by changes in interest rates due to the impact those changes have on our variable-rate debt instruments. The acquisition of WLR Foods substantially increased our outstanding balances of variable rate debt. We have variable-rate debt instruments representing approximately 39.6% of our long-term debt at September 29, 2001. Holding other variables constant, including levels of indebtedness, a 25 basis points increase in interest rates would have increased our interest expense by $0.5 million for fiscal 2001. These amounts are determined by considering the impact of the hypothetical interest rates on our variable-rate long-term debt at September 29, 2001.

      Market risk for fixed-rate long-term debt is estimated as the potential increase in fair value resulting from a hypothetical 25 basis points decrease in interest rates and amounts to approximately $3.3 million as of September 29, 2001, using discounted cash flow analysis.

  NEW ACCOUNTING PRONOUNCEMENTS

   In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 "GOODWILL AND OTHER INTANGIBLE ASSETS" ("SFAS No. 142"). SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and requires that goodwill and certain intangible assets will no longer be amortized upon adoption. SFAS No. 142 also establishes new standards for evaluating impairment of goodwill and certain intangible assets. The adoption of this statement is not expected to have a material effect on the Company.

     On October 1, 2000, we adopted Financial Accounting Standards Board Statement ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. This statement requires us to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is recognized in earnings. The adoption of SFAS No. 133 had no impact on the Company as of October 1, 2000.

  IMPACT OF INFLATION

   Due to moderate inflation in the U.S. and our rapid inventory turnover rate, the results of operations have not been significantly affected by inflation during the past three-year period.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements together with the report of independent auditors, and financial statement schedule are included on pages 49 through 68 of this document. Financial statement schedules other than those included herein have been omitted because the required information is contained in the consolidated financial statement or related notes, or such information is not applicable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable

                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

   Reference is made to "Election of Directors" on pages 3 through 5 of the Company's Proxy Statement for its 2001 Annual Meeting of Stockholders, which section is incorporated herein by reference.

   Reference is made to "Compliance with Section 16(a) of the Exchange Act" on page 9 of the Company's Proxy Statement for its 2001 Annual Meeting of Stockholders, which section is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Information responsive to Items 11, 12 and 13 is incorporated by reference from the sections entitled "Security Ownership", "Election of Directors", "Executive Compensation" and "Certain Transactions" of the Company's Proxy Statement for its 2001 Annual Meeting of Stockholders.


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

       (3) The financial statements schedule entitled "Valuation and Qualifying Accounts and Reserves" is filed as part of this report on page 67.

       (4)    Exhibits

   (b) Reports on Form 8-K

       (1) Pilgrim's Pride filed a Form 8-K on July 23, 2001, to report the proposed offering of $200,000,000 aggregate principal amount of its senior unsecured notes due in 2011 (the "Notes") under its registration statement on Form S-3 (No. 333-84861), (The "Registration Statement"), and for the purpose of filing as an exhibit the Form T-1 of The Chase Manhattan Bank in connection with the Registration Statement and the public offering of the Notes.

       (2) Pilgrim's Pride filed a Form 8-K on August 9, 2001, to report the sale of $200,000,000 aggregate principal amount of its 9 5/8% Notes (the "9 5/8% Notes") due September 15, 2011 under the Registration Statement, and to file as exhibits the Underwriting Agreement, the Indenture, the First Supplemental Indenture, the form of Note and the opinion of Baker & McKenzie in connection with the Registration Statement and the public offering of the 9 5/8% Notes.

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

     4.6 Indenture dated as of August 9, 2001 by and between Pilgrim's Pride Corporation and The Chase Manhattan Bank relating to Pilgrim's Pride's 9 5/8% Senior Notes Due 2011 (incorporated by reference from Exhibit 4.1 to Pilgrim's Pride's Current Report on Form 8-K (No. 001-09273) dated August 9, 2001).

     4.7 First Supplemental Indenture dated as of August 9, 2001 by and between Pilgrim's Pride Corporation and The Chase Manhattan Bank relating to Pilgrim's Pride's 9 5/8% Senior Notes Due 2011 (incorporated by reference from Exhibit 4.2 to Pilgrim's Pride's Current Report on Form 8-K (No. 001-09273) dated August 9, 2001).

     4.8 Form of 9 5/8% Senior Note Due 2011 (incorporated by reference from Exhibit 4.3 to Pilgrim's Pride's Current Report on Form 8-K (No. 001-09273) dated August 9, 2001).

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

   10.23 Second Amended and Restated Secured Credit Agreement between Pilgrim's Pride Corporation and Harris Trust and Savings Bank, individually and as agent and the lenders from time to time parties hereto as lenders, dated November 5, 1999.

   10.24 Guaranty Fee Agreement between Pilgrim's Pride Corporation and Pilgrim Interests, LTD., dated June 11, 1999.

   10.25 Heavy Breeder Contract dated October 27, 1999 between Pilgrim's Pride Corporation and David Van Hoose (Timberlake Farms).

   10.26 Credit Agreement dated December 14, 1999 by and between Pilgrim's Pride Corporation and Cobank, ACB, individually and as agent, and the lenders from time to time parties thereto as lenders.

   10.27 Revolving Credit Agreement, made as of September 7, 2001 by and between Grupo Pilgrim's Pride Funding S. de R.L. de C.V., Comerica Bank, and Comerica Bank Mexico, S.A., Institucion de Banca Multiple.*

   10.28 Third Amendment to Second Amended and Restated Secured Credit Agreement dated as of November 5, 1999, as amended, between Pilgrim's Pride Corporation and Harris Trust and Savings Bank, individually and as agent and the lenders from time to time parties thereto as lenders, dated as of September 26, 2001.*

      12 Ratio of Earnings to Fixed Charges for the years ended September
         29, 2001, September 30, 2000, October 2, 1999, September 26, 1998
         and September 27, 1997.*

      21 Subsidiaries of Registrant.*

      23 Consent of Ernst & Young LLP.*

         *    Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 21th day of November 2001.

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

     SIGNATURE                     TITLE                 DATE


________________________      Chairman of the Board    11/21/2001
Lonnie "Bo" Pilgrim


_______________________       Vice Chairman of the Board 11/21/2001
Clifford E. Butler


________________________      Chief Executive Officer  11/21/2001
David Van Hoose               President
                              Chief Operating Officer
                              Director
                              (Principal Executive Officer)


_______________________       Executive Vice President 11/21/2001
Richard A. Cogdill            Chief Financial Officer
                              Secretary and Treasurer
                              Director
                              (Principal    Financial   and   Accounting
                              Officer)




     SIGNATURE                     TITLE                 DATE



_______________________       Senior Vice President    11/21/2001
Lonnie Ken Pilgrim            Director of Transportation
                              Director


_______________________       Director                 11/21/2001
Charles L. Black


_______________________       Director                 11/21/2001
S. Key Coker


______________________        Director                 11/21/2001
Vance C. Miller


______________________        Director                 11/21/2001
James J. Vetter, Jr.


_______________________       Director                 11/21/2001
Donald L. Wass, Ph.D.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Stockholders, the Board of Directors and Pilgrim's Pride Corporation

   We have audited the accompanying consolidated balance sheets of Pilgrim's Pride Corporation and subsidiaries as of September 29, 2001 and September 30, 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended September 29, 2001. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pilgrim's Pride Corporation as of September 29, 2001 and September 30, 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 29, 2001, in conformance with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements, taken as a whole, presents fairly in all material respects the information set forth therein.

Dallas, Texas                                          Ernst & Young LLP
October 29, 2001

{Consolidated Balance Sheets
Pilgrim's Pride Corporation

(IN THOUSANDS, EXCEPT SHARE AND PER       SEPTEMBER 29,     SEPTEMBER 30,
          SHARE DATA)                         2001               2000
Assets
Current Assets :
  Cash and cash equivalents                 $  20,916         $  28,060
  Trade accounts and other
    receivables, less allowance
    for doubtful accounts                      95,022            50,286
  Inventories                                 314,400           181,237
  Other current assets                         12,934             9,387
    Total Current Assets                      443,272           268,970

OTHER ASSETS                                   20,067            18,576

PROPERTY, PLANT AND EQUIPMENT:
  Land                                         36,350            26,137
  Buildings, machinery and equipment          929,922           565,034
  Autos and trucks                             53,264            48,187
  Construction-in-progress                     71,427            68,743
                                            1,090,963           708,101
  Less accumulated depreciation               338,607           290,227
                                              752,356           417,874
                                           $1,215,695          $705,420

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                         $  151,265          $105,078
  Accrued expenses                             83,558            34,704
  Current maturities of long-term debt          5,099             4,657
    Total Current Liabilities                 239,922           144,439

LONG-TERM DEBT, LESS CURRENT MATURITIES       467,242           165,037
DEFERRED INCOME TAXES                         126,710            52,496
MINORITY INTEREST IN SUBSIDIARY                   889               889
COMMITMENTS AND CONTINGENCIES                      --                --

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value,
    authorized 5,000,000 shares; none
    issued                                         --                --
  Common stock - Class A, $.01 par value,
    authorized 100,000,000 shares; and
    13,794,529 shares issued and outstanding
    in 2001 and 2000, respectively;               138               138
  Common stock - Class B, $.01 par value,
    authorized 60,000,000 shares; 27,589,250
    issued  and outstanding in 2001 and 2000      276               276
  Additional paid-in capital                   79,625            79,625
  Retained earnings                           302,758           264,088
  Accumulated other comprehensive
    income (loss)                                (297)               --
  Less treasury stock, 271,100 shares          (1,568)           (1,568)
    Total Stockholders' Equity                380,932           342,559
                                           $1,215,695          $705,420

See Notes to Consolidated Financial Statements


Consolidated Statements of Income
Pilgrim's Pride Corporation


(IN THOUSANDS, EXCEPT PER SHARE DATA) THREE YEARS ENDED SEPTEMBER 29, 2001

                                       2001         2000         1999
NET SALES                            $2,214,712   $1,499,439   $1,357,403
COST AND EXPENSES:
  Cost of sales                       2,000,762    1,333,611    1,171,695
  Selling, general and administrative   119,408       85,340       76,204
                                      2,120,170    1,418,951    1,247,899
   Operating Income                      94,542       80,488      109,504

OTHER EXPENSES (INCOME):
   Interest expense, net                 30,775       17,779       17,666
   Foreign exchange (gain) loss             122         (152)         (50)
   Miscellaneous, net                       351           75          984
                                         31,248       17,702       18,600

INCOME BEFORE INCOME TAXES AND
   EXTRAORDINARY CHARGE                  63,294       62,786       90,904
INCOME TAX EXPENSE                       21,263       10,442       25,651
INCOME BEFORE EXTRAORDINARY CHARGE       42,031       52,344       65,253
EXTRAORDINARY CHARGE, NET OF  TAX           894           --           --
NET INCOME                              $41,137      $52,344      $65,253

INCOME PER COMMON SHARE BEFORE EXTRAORDINARY
   CHARGE - BASIC AND DILUTED           $  1.02      $  1.27      $  1.58
EXTRAORDINARY CHARGE, NET OF  TAX          (.02)          --           --
NET INCOME PER COMMON SHARE-BASIC
   AND DILUTED                          $  1.00      $  1.27      $  1.58

See Notes to Consolidated Financial Statements

{Consolidated Statements of Stockholders' Equity
Pilgrim's Pride Corporation

(IN THOUSANDS, EXCEPT SHARE DATA)
                                                     ACCUMULATED
               SHARES OF     TOTAL ADDITIONAL           OTHER
              COMMON STOCK   PAR     PAID-IN RETAINED COMPREHENSIVE TREASURY
             CLASS A CLASS B VALUE   CAPITAL  EARNINGS  LOSS          STOCK  TOTAL

Balance at September
   26, 1998      --  27,589,250  $276  $79,763 $150,832   $ --   $   --   $230,871
Dividend of Class A
Common Stock 13,794,529      --   138     (138)
Net income for year                              65,253                     65,253
Cash dividends declared
   ($.045 per share)                             (1,865)                    (1,865)

Balance at October 2,
   1999      13,794,529 27,589,250 414  79,625  214,220                    294,259
Treasury stock
   purchased   (271,100)                                           (1,568)  (1,568)
Net income for year                               52,344                    52,344
Cash dividends declared
   ($.06 per share)                               (2,476)                   (2,476)

Balance at September 30,
   2000     13,523,426  27,589,250 414  79,625   264,088           (1,568) 342,559
Net income for year                               41,137                    41,137
Other comprehensive income (loss):
   Losses on commodity hedging                              (994)             (994)
   Hedging losses reclassified as earnings                   697               697
   Total comprehensive income                                               40,840
Cash dividends declared
   ($.06 per share)                               (2,467)                   (2,467)

Balance at September 29,
   2001     13,523,429 27,589,250 $414 $79,625  $302,758   ($297) ($1,568)$380,932
See Notes to Consolidated Financial Statements


Consolidated Statements of Cash Flows
Pilgrim's Pride Corporation

(IN THOUSANDS)                               THREE YEARS ENDED SEPTEMBER 29, 2001

                                             2001            2000          1999
Cash Flows From Operating Activities:
 Net income                                  $41,137        $52,344        $65,253
 Adjustments to reconcile net income to
   cash provided by operating activities:
   Depreciation and amortization              55,390         36,027         34,536
   Loss on property disposals                    301          1,093          2,668
   Deferred income taxes                      12,737            444         (5,595)
   Extraordinary charge                        1,434             --             --
 Changes in operating assets and
   liabilities:
   Accounts and other receivables             10,445         34,082         (2,555)
   Inventories                               (26,952)       (13,202)       (26,351)
   Other current assets                       (4,494)           245           (474)
   Accounts payable and accrued expenses      (1,030)        19,982         14,195
   Other                                      (1,135)          (212)          (225)
 Cash Provided by Operating Activities        87,833        130,803         81,452

INVESTING ACTIVITIES:
   Acquisitions of property, plant
      and equipment                         (112,632)       (92,128)       (69,649)
   Business acquisition                     (239,539)            --             --
   Proceeds from property disposals            2,472          2,319          1,178
   Other, net                                    571         (6,055)        (2,822)
 Cash Used in Investing Activities          (349,128)       (95,864)       (71,293)

FINANCING ACTIVITIES:
   Borrowing for acquisition                 285,070             --             --
   Repayment on WLR Foods debt               (45,531)            --             --
   Proceeds from notes payable to banks      136,000         71,000         24,500
   Repayments on notes payable to banks     (136,000)       (71,000)       (24,500)
   Proceeds from long-term debt              425,423         20,047         15,258
   Payments on long-term debt               (408,316)       (38,622)       (33,027)
   Purchase of treasury stock                     --         (1,568)            --
   Cash dividends paid                        (2,467)        (2,476)        (1,865)
Cash Provided By (Used In)Financing
   Activities                                254,179        (22,619)       (19,634)

Effect of exchange rate changes on
   cash and cash equivalents                     (28)            37             53

Increase (decrease)  in cash and cash
   equivalents                                (7,144)        12,357         (9,422)
Cash and cash equivalents at beginning
   of year                                    28,060         15,703         25,125

Cash and cash equivalents at end of
   year                                      $20,916        $28,060        $15,703

SUPPLEMENTAL DISCLOSURE INFORMATION:
Cash paid during the year for:
   Interest (net of amount capitalized)      $26,948        $17,178        $18,130
   Income taxes                              $ 7,255        $13,258        $31,835

See Notes to Consolidated Financial Statements

PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES
SEPTEMBER 29, 2001


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PILGRIM'S PRIDE CORPORATION (REFERRED TO HEREIN AS "THE COMPANY", "WE", "US", "OUR", OR SIMILAR TERMS) IS THE SECOND LARGEST PRODUCER OF POULTRY IN BOTH THE UNITED STATES AND MEXICO. IN THE UNITED STATES, WE PRODUCE BOTH PREPARED AND FRESH CHICKEN AND TURKEY, WHILE IN MEXICO, WE PRODUCE EXCLUSIVELY FRESH CHICKEN. THROUGH VERTICAL INTEGRATION, WE CONTROL THE BREEDING, HATCHING AND GROWING OF CHICKENS AND TURKEYS AND THE PROCESSING AND PREPARATION, PACKAGING AND SALE OF OUR PRODUCT LINES.

OUR PREPARED CHICKEN PRODUCTS INCLUDE PORTION-CONTROLLED BREAST FILLETS, TENDERLOINS AND STRIPS, DELICATESSEN PRODUCTS, FRANKFURTERS, SALADS, FORMED NUGGETS AND PATTIES AND BONE-IN CHICKEN PARTS. THESE PRODUCTS ARE SOLD EITHER REFRIGERATED OR FROZEN AND MAY BE FULLY COOKED, PARTIALLY COOKED OR RAW. IN ADDITION, THESE PRODUCTS ARE BREADED OR NON-BREADED AND EITHER PRE-MARINATED OR NON-MARINATED.

THE COMPANY ALSO SELLS FRESH CHICKEN PRODUCTS TO THE FOODSERVICE AND RETAIL MARKETS. OUR FRESH CHICKEN PRODUCTS CONSIST OF REFRIGERATED (NON-FROZEN) WHOLE OR CUT-UP CHICKEN, EITHER PRE-MARINATED OR NON-MARINATED, AND PRE-PACKAGED CHICKEN, WHICH INCLUDES VARIOUS COMBINATIONS OF FRESHLY REFRIGERATED, WHOLE CHICKENS AND CHICKEN PARTS.

On January 27, 2001, we acquired WLR Foods, Inc. (formerly Nasdaq: WLRF) for $239.5 million and the assumption of $45.5 million of indebtedness. The purchase price and refinancing were provided by borrowings on the Company's existing secured term borrowing facility (see Note C). WLR operations have been included since the acquisition on January 27, 2001. The acquisition is being accounted for under the purchase method of accounting and the purchase price, which is still preliminary, has been allocated based on the estimated fair value of assets and liabilities. THE WLR FOODS ACQUISITION PROVIDED US WITH CHICKEN AND TURKEY PROCESSING FACILITIES IN THE EASTERN UNITED STATES.

PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES
SEPTEMBER 29, 2001


PRO FORMA FINANCIAL INFORMATION

The unaudited pro forma financial information has been presented as if the acquisition of WLR Foods, Inc. had occurred as of the beginning of each period presented. In addition, certain reclassifications have been made to the WLR historical financial statements to conform to the presentation used by the Company.

IN THOUSANDS, EXCEPT PER SHARE DATA                      YEAR ENDED

                                                 2001                 2000
Net Sales                                      $2,479,259        $2,311,666
Operating Income                                   99,128            86,017
Interest Expense, Net                              39,790            44,820
Income Before Taxes                                58,607            42,209
Income before Extraordinary Charge                 39,171            39,792
Net Income                                     $   38,277        $   39,792

Income per Common Share before
   Extraoridnary Charge - Basic and Diluted    $     0.95        $     0.97
Extraordinary Charge, Net of Tax                    (0.02)               --
Net Income per Common Share                    $     0.93        $     0.97

Other Information:
     Depreciation and Amortization             $   64,565        $   63,892

PRINCIPLES OF CONSOLIDATION

The consolidated  financial  statements  include  the accounts of Pilgrim's
Pride   Corporation  and  its  wholly  and  majority  owned   subsidiaries.
Significant intercompany accounts and transactions have been eliminated.

The Company reports on the basis of a 52/53-week fiscal year, which ends on the Saturday closest to September 30. As a result, fiscal year 1999 had 53 weeks, while fiscal years 2001 and 2000 each had 52 weeks.

The financial statements of the Company's Mexico subsidiaries are remeasured as if the U.S. dollar were the functional currency. Accordingly, assets and liabilities of the Mexico subsidiaries are translated at end-of-period exchange rates, except for non-monetary assets, which are translated at equivalent dollar costs at dates of acquisition using historical rates. Operations are translated at average exchange rates in effect during the period. Foreign exchange losses are separately stated as a component of "Other Expenses (Income)" in the Consolidated Statement of Income.

REVENUE RECOGNITION

The Company generally recognizes revenue when the product is shipped to the customer and shipping and handling expenses are included in cost of goods sold.

CASH EQUIVALENTS

The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

INVENTORIES

Live poultry inventories are stated at the lower of cost or market and breeder hens at the lower of cost, less accumulated amortization, or market. The costs associated with breeder hens are accumulated up to the production stage and amortized over the productive lives using the unit-of-production method. Finished poultry products, feed, eggs and other inventories are stated at the lower of cost (first-in, first-out method) or market. Occasionally, the Company hedges a portion of its purchases of major feed ingredients using futures contracts to minimize the risk of adverse price fluctuations. The changes in market value of such agreements have a high correlation to the price changes of the feed ingredients being hedged. Gains and losses on the hedge transactions are deferred and recognized as a component of cost of sales when products are sold. Gains and losses on the futures contracts would be recognized immediately were the changes in the market value of the agreements cease to have a high correlation to the price changes of the feed ingredients being hedged.

Statement of Accounting Standards No. 133; ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS 133"), was adopted on October 1, 2000. No transitional impact resulted from the adoption of SFAS 133. The Company recognizes all derivatives on the balance sheet at fair value. Derivatives that are not hedges are adjusted to fair value through income. If the derivative is a hedge, changes in the fair value of derivatives are offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. No significant ineffectiveness was recognized in 2001. The Company evaluates the effectiveness of the risk reduction and correlation criteria based on forecasted future purchases (primarily corn and soybean) and continues to evaluate the effectiveness of the hedge until the transaction is closed.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of these assets. Depreciation expense was $54.4 million, $34.7 million and $33.4 million in 2001, 2000 and 1999, respectively.

ACCUMULATED OTHER COMPREHENSIVE INCOME

As of September 29, 2001, accumulated other comprehensive income consists of mark-to-market adjustments on open commodity future contracts. Comprehensive income for the year ended September 29, 2001 was net of the related tax benefit of $179,000.

NET INCOME PER COMMON SHARE

Net income per share is based on the weighted average number of shares of common stock outstanding during the year. The weighted average number of shares outstanding (basic and diluted) and per-share amounts included herein were 41,112,679 in 2001, 41,289,142 in 2000 and 41,383,779 in 1999
after adjustment for the common stock dividend referred to in Note F.

USE OF ESTIMATES

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 142 "GOODWILL AND OTHER INTANGIBLE ASSETS" (SFAS 142). SFAS 142 is effective for fiscal years beginning after December 15, 2001 and requires that goodwill and certain intangible assets will no longer be amortized upon adoption. SFAS 142 also establishes new standards for evaluating impairment of goodwill and certain intangible assets. The adoption of this statement is not expected to have a material effect on the Company.

NOTE B - INVENTORIES

Inventories consist of the following:

(IN THOUSANDS)                 2001        2000
Chicken:
   Live chicken and hens      $97,073     $72,438
   Feed, eggs and other        77,970      54,627
   Finished chicken products   70,493      54,172
                              245,536     181,237
Turkey:
   Live turkey and hens        30,694          --
   Feed, eggs and other         3,906          --
   Finished turkey products    34,264          --
                               68,864          --
     Total Inventory         $314,400    $181,237

NOTE C - NOTES PAYABLE AND LONG-TERM DEBT

At September 29, 2001, the Company maintained $130.0 million in revolving credit facilities and $400.0 million in secured revolving/term borrowing facilities. The $400.0 million revolving/term borrowing facilities provide for $285.0 million and $115.0 million of 10 year and 7 year commitments, respectively. Borrowings under these facilities are split pro rata between the 10 year and 7 year maturities as they occur. The credit facilities provide for interest at rates ranging from LIBOR plus five-eighths percent to LIBOR plus two and three-quarters percent, depending upon the Company's total debt to capitalization ratio. Interest rates on debt outstanding under these facilities at September 29, 2001 ranged from LIBOR plus one and one-quarter percent to LIBOR plus two and one-quarter percent. These facilities are secured by inventory and fixed assets or are unsecured. At September 29, 2001, $86.0 million was available under the revolving credit facilities and $225.0 million was available under the term borrowing facilities. Annual maturities of long-term debt for the five years subsequent to September 29, 2001 are: 2002 -- $5.1 million; 2003 -- $7.1 million; 2004 -- $16.2 million; 2005 -- $15.6 million; and 2006 -- $55.0 million.

On June 29, 1999, the Camp County Industrial Development Corporation issued $25.0 million of variable-rate environmental facilities revenue bonds supported by letters of credit obtained by the Company. The Company may borrow from these proceeds over the construction period of its new sewage and solid waste disposal facilities at a poultry by-products plant to be built in Camp County, Texas. The Company is not required to borrow the full amount of the proceeds from the bonds. All amounts borrowed from these funds will be due in 2029. The amounts the Company borrows will be reflected as debt when received from the Camp County Industrial Development Corporation. The interest rates on amounts borrowed will closely follow the tax-exempt commercial paper rates. Presently, there are no borrowings outstanding under these bonds.

On August 9, 2001, the Company issued $200.0 million in senior unsecured notes with an interest rate of 9 5/8% maturing on September 15, 2011. The proceeds from note offering were used to redeem the remaining $90.8 million outstanding of our 10 7/8% senior subordinated notes due 2003. The balance of the proceeds was used to reduce outstanding under our $400.0 million revolving/term borrowing facility. As a result of the Company's decision to retire all of the 10 7/8% Senior Subordinated Notes due 2003, the Company has recorded an extraordinary loss of $894,000, net of a tax benefit of $539,000.

On September 7, 2001, we amended and restated our revolving credit agreement for Mexico, increasing the commitment from $20.0 million to $30.0 million. The entire amount matures in three years. The facility provides for interest rates ranging from LIBOR plus one and one-quarter to LIBOR plus one and one-half percent. At September 29, 2001, $30.0 million was outstanding, the proceeds of which were used to reduce existing credit facilities.

The Company is required, by certain provisions of its debt agreements, to maintain levels of working capital and net worth, to limit dividends to a maximum of $3.4 million per year, and to maintain various fixed charge, leverage, current and debt-to-equity ratios. Substantially all of the Company's domestic property, plant and equipment is pledged as collateral on its long-term debt and credit facilities. The Mexico debt is secured by accounts receivable, inventories and certain fixed assets.

Total interest was $38.9 million, $21.7 million and $20.8 million in 2001, 2000 and 1999, respectively. Interest related to new construction capitalized in 2001, 2000 and 1999 was $7.2 million, $3.3 million and $2.0 million, respectively.

LONG-TERM DEBT CONSISTS OF THE FOLLOWING:
(IN THOUSANDS)                               Maturity      2001       2000
Senior unsecured notes, interest at 9 5/8%     2011     $200,000    $      -
Revolving term/credit facility - 10 year
   tranche at LIBOR plus 2 .25%                2009      124,688       5,600
Notes payable to an insurance company
   at 7.07%  - 7.21%                           2006       65,474      70,121
Revolving term/credit facility - 7 year
   tranche at LIBOR plus 2.0%                  2006       50,313       2,400
Notes payable to a bank at                     2004       30,000          --
LIBOR plus 1.25 to 1.50
Other notes payable                         Various        1,866       1,078
Senior subordinated notes,
   interest at 10 7/8%                         2003           --      90,495
                                                         472,341     169,694
Less current maturities                                    5,099       4,657
                                                        $467,242    $165,037

The fair value of long-term debt, at September 29, 2001 and September 30, 2000 based upon quoted market prices for the same or similar issues where available or by using discounted cash flow analysis, was approximately $469.6 million and $166.2 million, respectively.

NOTE D - INCOME TAXES

Income before income taxes after allocation of certain expenses to foreign operations for 2001, 2000 and 1999 was $57.8 million, $32.7 million and $76.6 million, respectively, for U.S. operations and $5.5 million, $30.0 million and $14.3 million, respectively, for foreign operations. The provisions for income taxes are based on pre-tax financial statement income.

The components of income tax expense (benefit) are set forth below:

(IN THOUSANDS)           2001        2000       1999
Current:
   Federal             $6,045     $ 9,239    $28,449
   Foreign              1,594         138        318
   State and other        348         621      2,480
                        7,987       9,998     31,247
Deferred               12,737         444     (5,596)
                      $20,724     $10,442    $25,651

PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES
SEPTEMBER 29, 2001


The following is a reconciliation between the statutory U.S. federal income tax rate and the Company's effective income tax rate:

(IN THOUSANDS)                              2001     2000    1999
Federal income tax rate                     35.0%    35.0%    35.0%
State tax rate, net                          2.4      1.4      1.3
Difference in U.S. statutory tax rate and
   Mexico's effective tax  rate             (3.9)   (19.8)    (8.1)
                                            33.5%    16.6%    28.2%

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax liabilities and assets are as follows:

(IN THOUSANDS)                                    2001             2000

Deferred tax liabilities:
   Tax over book depreciation                    $97,667          $24,390
   Inventory valuation                            27,926               --
   Prior use of cash accounting                   26,625           27,470
   Other                                           2,419            2,849
      Total deferred tax liabilities             154,637           54,709
Deferred tax assets:
   Expenses deductible in different years         23,027            8,469
      Total deferred tax asset                    23,027            8,469
         Net deferred tax liabilities           $131,610          $46,240

The  Company  has not provided  any  U.S.  deferred  income  taxes  on  the undistributed earnings of its Mexico subsidiaries based upon its determination that such earnings will be indefinitely reinvested. As of September 29, 2001, the cumulative undistributed earnings of these subsidiaries were approximately $164.4 million. If such earnings were not considered indefinitely reinvested, deferred U.S. and foreign income taxes would have been provided, after consideration of estimated foreign tax credits. However, determination of the amount of deferred federal and foreign income taxes is not practical.

NOTE E - ACCOUNTS RECEIVABLE

The Company does not believe it has significant concentrations of credit risk in its accounts receivable, which are generally unsecured. Credit evaluations are performed on all significant customers and updated as circumstances dictate. Allowances for doubtful accounts were $3.9 million and $4.1 million at September 29, 2001 and September 30, 2000, respectively.

On June 26, 1998, the Company entered into an Asset Sale Agreement to sell up to $60.0 million of accounts receivable. In connection with the Asset Sale Agreement, the Company sells, on a revolving basis, certain of its trade receivables (the "Pooled Receivables") to a special purpose corporation wholly owned by the Company, which in turn sells a percentage ownership interest to third parties. At September 29, 2001, an interest in these Pooled Receivables of $58.5 million had been sold to third parties and is reflected as a reduction to accounts receivable. These transactions have been recorded as sales in accordance with FASB Statement No. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES. The gross proceeds resulting from the sale are included in cash flows from operating activities in the Consolidated Statements of Cash Flows. Losses on these sales were immaterial.

NOTE F - COMMON STOCK

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

NOTE G - SAVINGS PLAN

The Company maintains a Section 401(k) Salary Deferral Plan (the "Plan"). Under the Plan, eligible U.S. employees may voluntarily contribute a percentage of their compensation. The Plan provides for a contribution of up to four percent of compensation subject to an overall Company contribution limit of five percent of the U.S. operation's income before taxes. Under this plan, the Company's expenses were $3.7 million, $2.3 million and $4.6 million in 2001, 2000 and 1999, respectively.

PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES
SEPTEMBER 29, 2001


NOTE H - RELATED PARTY TRANSACTIONS

The major stockholder of the Company owns an egg laying and a chicken growing operation. Transactions with related entities are summarized as follows:

(IN THOUSANDS)                  2001     2000    1999

Contract egg grower fees to
   major stockholder           $ 1,537  $ 5,100  $ 4,501
Lease payment to major
   stockholder                     564       --       --
Chick, feed and other
   sales to major stockholder   38,771   31,879   25,076
Live chicken purchases from
   major stockholder            39,784   31,979   26,899

On December 29, 2000 the Company entered into an agreement to lease a commercial egg property and assume all of the ongoing costs of the operation from the Company's major stockholder. The Company had previously purchased the eggs produced from this operation pursuant to a contract grower arrangement. The lease term runs for ten years with a monthly lease payment of $62,500. The Company has an option to extend the lease for an additional five years, with an option at the end of the lease to purchase the property at fair market value as determined by an independent appraisal.

The  Company  leases  an  airplane  from  its  major  stockholder  under an operating lease agreement. The terms of the lease agreement require monthly payments of $33,000 plus operating expenses. Lease expense was $396,000 for each of the years 2001, 2000 and 1999. Operating expenses were $234,066, $127,680, $135,786 in 2001, 2000 and 1999, respectively.

The Company had accounts receivable of approximately $0.1 million at September 30, 2000, from related parties, including its major stockholder.

On February 14, 2000, the Company purchased substantially all of the assets of a chicken litter disposal and fertilizer business operated by the Company's major stockholder's son for approximately $8.5 million.

NOTE I - COMMITMENTS

The Consolidated Statements of Income include rental expense for operating leases of approximately $28.7 million, $22.4 million and $17.3 million in 2001, 2000 and 1999, respectively. The Company's future minimum lease commitments under non-cancelable operating leases are as follows: 2002 -- $22.1 million; 2003 -- $19.7 million; 2004 -- $16.8 million; 2005 -- $14.2 million; 2006 -- $11.1 million and thereafter $15.4 million.

At September 29, 2001, the Company had $14.0 million in letters of credit outstanding relating to normal business transactions.

NOTE J - CONTINGENCIES

Since March 23, 1999, the Company has been a plaintiff in two antitrust lawsuits in U.S. District Court in Washington, D.C. alleging a world-wide conspiracy to control production capacity and raise prices of common vitamins such as A, B-4, C and E. On November 3, 1999, a settlement, which was entered into as part of a class action lawsuit to which the Company was a member, was agreed to among the defendants and the class, which would provide for a recovery of between 18-20% of vitamins purchased from the defendants from 1990 through 1998. On March 28, 2000, the judge presiding over the case accepted the negotiated settlement between the parties; however, appeals from various sources are in process. The Company has filed documentation showing that vitamin purchases made during the recovery period totaled approximately $14.9 million. During fiscal 2001, the Company received $3.3 million in final settlement of its claim.

In January of 1998, seventeen of our current and/or former employees filed the case of "Octavius Anderson, et al. v. Pilgrim's Pride Corporation" in the United States District Court for the Eastern District of Texas, Lufkin Division claiming Pilgrim's Pride violated requirements of the Fair Labor Standards Act. The suit alleged Pilgrim's Pride failed to pay employees for all hours worked. The suit generally alleged that (1) employees should be paid for time spent to put on, take off, and clean certain personal gear at the beginning and end of their shifts and breaks and (2) the use of a master time card or production "line" time fails to pay employees for all time actually worked. Plaintiffs sought to recover unpaid wages plus liquidated damages and legal fees. Approximately 1,700 consents to join as plaintiffs were filed with the court by current and/or former employees. During the week of March 5, 2001, the case was tried in the Federal Court of the Eastern District of Texas, Lufkin, Texas. The Company prevailed at the trial with a judgment issued by the judge, which found no evidence presented to support the plaintiffs' allegations. The plaintiffs have filed an appeal in the Fifth Circuit Court of Appeals to reverse the judge's decision. The plaintiff's brief was submitted to the court on November 5, 2001. Pilgrim's Pride's response to the plaintiff's brief to the Fifth Circuit Court of Appeals is due on December 5, 2001. Neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to this case can be determined at this time. The Company does not expect this matter, individually or collectively, to have a material impact on our financial position, operations or liquidity. Substantially similar suits have been filed against four other integrated poultry companies, including WLR Foods, one of which resulted in a federal judge dismissing most of the plaintiffs' claims in that action with facts similar to our case.

In August of 2000, four of our current and/or former employees filed the case of "Betty Kennell, et al. v. Wampler Foods, Inc." in the United States District Court for the Northern District of West Virginia, claiming we violated requirements of the Fair Labor Standards Act. The suit generally makes the same allegations as Anderson v. Pilgrim's Pride discussed above. Plaintiffs seek to recover unpaid wages plus liquidated damages and legal fees. Approximately 150 consents to join as plaintiffs were filed with the court by current and/or former employees. No trial date has been set. To date, only limited discovery has been performed. Neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to this case can be determined at this time. We do not expect this matter, individually or collectively, to have a material impact on our financial position, operations or liquidity.

The Company is subject to various other legal proceedings and claims, which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

NOTE K - FINANCIAL INSTRUMENTS

The Company is a purchaser of certain commodities, primarily corn and soybeans. The Company periodically uses commodity futures and options for hedging purposes to reduce the effect of changing commodity prices and as a mechanism to procure the grains. The contracts that effectively meet risk reductions and correlation criteria are recorded using hedge accounting. Gains and losses on closed hedge transactions are recorded as a component of the underlying inventory purchase.

At September 29, 2001, (there were no outstanding contracts at September 30, 2000), the Company held the following commodity contracts consisting of delivery contracts settling between October 2001 and July 2002. The following table provides information about the Company's financial instruments that is sensitive to changes in commodity prices:

Dollars in thousands, except per unit contract/strike prices

                           Notional     Weighted Average
                 Units     Amount   Contract/Strike Price   Fair Value
Hedging Position:
   Long positions
      in corn    Bushels    14,860            $2.22             ($476)

NOTE L - BUSINESS SEGMENTS

Since the acquisition of WLR Foods on January 27, 2001, the Company operates in two reportable business segments as (1) a producer of chicken and other products and (2) a producer of turkey products.

The Company's chicken and other products segment primarily includes sales of chicken products the Company produces and purchases for resale in the United States and Mexico, and also includes table eggs and feed. The Company's chicken and other products segment conducts separate operations in the United States and Mexico and is reported as two separate geographical areas. The Company's turkey segment includes sales of turkey products produced in our turkey operation recently acquired from WLR Foods, whose operations are exclusively in the United States.

Inter-area sales and inter-segment sales, which are not material, are accounted for at prices comparable to normal trade customer sales. Total assets by segment and geographic area are those assets which are used in the Company's operations in each segment or area. Corporate assets and expenses are included with chicken and other products.

The following table presents certain information regarding our segments:

                                            FISCAL YEAR ENDED
                           SEPTEMBER 29,      SEPTEMBER 30,     OCTOBER 2,
                              2001(A)             2000             1999
                           (52 WEEKS)            (52 WEEKS)       (53 WEEKS)
                                              (IN THOUSANDS)
NET SALES TO CUSTOMERS:
Chicken  and Other Products:
   United States           $1,652,199           $1,192,077       $1,102,903
   Mexico                     323,678              307,362          254,500
      Sub-total             1,975,877            1,499,439        1,357,403
Turkey                        238,835                   --               --
      Total                $2,214,712           $1,499,439       $1,357,403

OPERATING INCOME:
Chicken and Other Products:
   United States           $   78,096           $   45,928       $   88,177
   Mexico                      12,157               34,560           21,327
      Sub-total                90,253               80,488          109,504
   Turkey                       4,289                   --               --
      Total                $   94,542           $   80,488       $  109,504

Depreciation and Amortization(b)
Chicken and Other Products:
   United States           $   38,155           $   24,444       $   23,185
   Mexico                      11,962               11,583           11,351
      Sub-total                50,117               36,027           34,536
 Turkey                         5,273                   --               --
      Total                $   55,390           $   36,027       $   34,536

TOTAL ASSETS:
Chicken and Other Products:
  United States            $  764,073           $   496,173
  Mexico                      247,681               209,247
    Sub-total               1,011,754               705,420
Turkey                        203,941                    --
    Total                  $1,215,695           $   705,420

CAPITAL EXPENDITURES: (A)
Chicken and Other Products
  United States            $   80,173           $    69,712
  Mexico                       29,425                22,417
    Sub-total                 109,598                92,129
Turkey                          3,034                    --
    Total                  $  112,632           $    92,129

(A) EXCLUDES BUSINESS ACQUISITION COST OF $239,539, INCURRED IN CONNECTION WITH THE ACQUISITION OF WLR FOODS ON JANUARY 27, 2001.
(B) INCLUDES AMORTIZATION OF CAPITALIZED FINANCING COSTS OF APPROXIMATELY $0.9 MILLION, $1.2 MILLION, AND $1.1 MILLION IN FISCAL YEAR 2001, 2000 AND 1999, RESPECTIVELY.

AS OF SEPTEMBER 29, 2001, THE COMPANY HAD NET ASSETS IN MEXICO OF $199.0 MILLION. THERE WERE NO CUSTOMERS REPRESENTING 10% OR MORE OF REVENUE IN FISCAL 2001. DURING 2000 AND 1999, REVENUE FROM ONE CUSTOMER REPRESENTED 13.5% AND 13.9%, RESPECTIVELY, OF CONSOLIDATED NET SALES.

NOTE M - QUARTERLY RESULTS

Quarterly Results (Unaudited)

(IN THOUSANDS, EXCEPT PERSHARE DATA) YEAR ENDED SEPTEMBER 29, 2001
                      First     Second    Third   Fourth Fiscal
                    Quarter Quarter(a)  Quarter  Quarter Year
Net sales          $386,032   $541,593 $645,836 $641,251 $2,214,712
Gross profit         47,166     29,216   75,625   61,943   213,950
Operating income
   (loss)            23,211     (5,272)  45,486   31,117    94,542
Income (loss)before
   extraordinary
   charge            12,737     (9,802)  25,267   13,829    42,031
Extraordinary charge,
   net of tax            --         --       --      894       894
Net income (loss)    12,737     (9,802)  25,267   12,934    41,137

Per Share:
   Net income (loss)    .31       (.24)     .61      .32      1.00
   Cash dividends      .015       .015     .015     .015       .06



(IN  THOUSANDS,EXCEPT PER SHARE DATA)YEAR ENDED   SEPTEMBER 30, 2000
                      First     Second    Third   Fourth  Fiscal
                    Quarter Quarter(b)  Quarter  Quarter  Year
Net sales          $354,825   $373,260 $391,979 $379,375  $1,499,439
Gross profit         45,477     34,029   46,665   39,657     165,828
Operating income     25,222     13,282   26,349   15,635      80,488
Net income           14,858      9,023   17,144   11,319      52,344

Per Share:
   Net income           .36        .22      .41      .28        1.27
   Cash dividends      .015       .015     .015     .015         .06

(a)  The  Company acquired WLR Foods on January 27, 2001 for $239.5 million and the assumption  of  $45.5 million of indebtedness.  The acquisition has been accounted for as a purchase,  and  the results of operations
     for this     acquisition     have     been     included     in     our
     consolidated results of operations since the acquisition date.

(b) The second  quarter  of  2000  includes  a  $5.8  million  write-off of
    accounts  receivable from        AmeriServe, which filed bankruptcy  on
    January 31, 2000.

PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES
SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
   COL. A               COL. B             COL. C           COL. D        COL. E
                                         Additions          Deductions   Balance at
                      Balance at   Charged      Charged to     Describe     end of
                       Beginning   to Costs     Other Accounts-             Period
Description                       and Expenses    Describe


YEAR ENDED SEPTEMBER 29, 2001:
  RESERVES AND ALLOWANCES DEDUCTED
     FROM ASSET ACCOUNTS:
      ALLOWANCE FOR DOUBTFUL
        ACCOUNTS      $4,086,000 $1,132,000          $--    $1,257,000(1)$3,961,000

YEAR ENDED SEPTEMBER 30, 2000:
  RESERVES AND ALLOWANCES DEDUCTED
     FROM ASSET ACCOUNTS:
      ALLOWANCE FOR DOUBTFUL
        ACCOUNTS      $4,703,000  $(611,000)         $--        $6,000(1)$4,086,000

 YEAR ENDED OCTOBER 2, 1999:
  RESERVES AND ALLOWANCES DEDUCTED
     FROM ASSET ACCOUNTS:
      ALLOWANCE FOR DOUBTFUL
        ACCOUNTS      $3,694,000 $1,122,000           $--     $113,000(1)$4,703,000

(1) UNCOLLECTABLE ACCOUNTS WRITTEN OFF, NET OF RECOVERIES.

                                  EXHIBIT 12
                          PILGRIM'S PRIDE CORPORATION

               COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES



                                          YEAR ENDED
                 SEPTEMBER 29, SEPTEMBER 30, OCTOBER 2, SEPTEMBER 26, SEPTEMBER 27,
                      2001         2000         1999          1998         1997
                                 (AMOUNTS IN THOUSANDS, EXCEPT RATIO)

EARNINGS:

Income before income taxes
and extraordinary
   charge          $63,294      $62,786       $90,904     $56,522       $43,824

Add: Total fixed charges
   (see below)      48,406       29,168        26,706      27,987        27,647

Less: Interest
   Capitalized       7,153        3,313         2,032       1,675           502

   Total Earnings $104,547      $88,641      $115,578     $82,834       $70,969

FIXED CHARGES:

Interest (1)       $38,852      $21,712      $ 20,889     $23,239       $23,889
Portion of rental expense
   representative of the
   interest
   factor(2)         9,554        7,456         5,817       4,748         3,758

   Total fixed
      charges      $48,406      $29,168      $ 26,706     $27,987       $27,647

Ratio of earnings
   to fixed charges   2.16         3.04          4.33        2.96          2.57


(1)  Interest includes amortization of capitalized financing fees.
(2) One-third of rental expenses is assumed to be representative of the interest factor.

                  EXHIBIT 22- SUBSIDIARIES OF REGISTRANT

1.        AVICOLA PILGRIM'S PRIDE DE MEXICO S.A. DE C.V.
2.        COMPANIA INCUBADORA HIDALGO S.A. DE C.V.
3.        INMOBILIARIA AVICOLA PILGRIM'S PRIDE, S. DE R.L.
4.        PILGRIM'S PRIDE S.A. DE C.V.
5.        GALLINA PESADA S.A. DE C.V.
6.        PILGRIM'S PRIDE FUNDING CORPORATION
7.        PILGRIM'S PRIDE INTERNATIONAL INC.
8.        PPC OF DELAWARE BUSINESS TRUST
9.        PPC MARKETING, LTD.
10.       PILGRIM'S PRIDE AFFORDABLE HOUSING CORPORATION
11.       GRUPO PILGRIM'S PRIDE FUNDING HOLDINGS S. DE R.L. DE C.V.
12.       GRUPO PILGRIM'S PRIDE FUNDING S. DE R.L. DE C.V.
13.       ROCKINGHAM POULTRY, INC.
14.       ROCKINGHAM POULTRY, INC. (FOREIGN SALES CORP.)
15.       VALLEY RAIL SERVICE, INC.
16.       WAMPLER SUPPLY COMPANY, INC.
17.       PILGRIM'S PRIDE OF NEVADA, INC.
18.       PILGRIM'S PRIDE DUTCH FUNDING B.V.

                                EXHIBIT 23

                      CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statements (Form S-8 No. 3-12043 and Form S-3 No. 333-84861) of Pilgrim's Pride Corporation, and in the related Prospectuses, of our report dated October 29, 2001, with respect to the consolidated financial statements and schedule of Pilgrim's Pride Corporation included in this Annual Report (Form 10-K) for the year ended September 29, 2001.

Dallas, Texas                                     ERNST & YOUNG LLP
November 14, 2001