Form 10-Q
period 2001-12-29
PILGRIMS PRIDE CORP
filed 2002-01-22
CIK 802481

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For quarter ended December 29, 2001

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

27,589,250 shares of the Registrant's Class B Common Stock, $.01 par value, were outstanding as of January 22, 2002.

13,523,429 shares of the Registrant's Class A Common Stock, $.01 par value, were outstanding as of January 22, 2002.

                                     INDEX

                  PILGRIM'S PRIDE CORORATION AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION

        Item 1.        Financial Statements (Unaudited)

                       Consolidated balance sheets

                            December 29, 2001 and September 29, 2001

                       Consolidated statements of income

                             Three  months  ended  December  29,  2001  and
                       	     December 30, 2000

                       Consolidated statements of cash flows

                             Three  months  ended  December  29,  2001  and
                             December 30, 2000

                       Notes  to consolidated financial statements December
                       29, 2001

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

        Item 6. Exhibits and Reports on Form 8-K

SIGNATURES


                             PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
                     Pilgrim's Pride Corporation and Subsidiaries
                              Consolidated Balance Sheets
                                     (Unaudited)

                                        December 29, 2001     September 29, 2001
                                     (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

ASSETS
CURRENT ASSETS:
     Cash and cash equivalents               $14,398                      $ 20,916
     Trade accounts and other
        receivables, less allowance
        for doubtful accounts                 92,211                        95,022
     Inventories                             260,140                       314,400
     Other current assets                     13,998                        12,934

Total Current Assets                         380,747                       443,272

OTHER ASSETS                                  19,999                        20,067

PROPERTY, PLANT AND EQUIPMENT
     Land                                     36,350                        36,350
     Buildings, machinery and equipment      935,108                       929,922
     Autos and trucks                         53,349                        53,264
     Construction-in-progress                 83,002                        71,427
                                           1,107,809                     1,090,963
     Less accumulated depreciation           355,117                       338,607
                                             752,692                       752,356
                                          $1,153,438                    $1,215,695
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                       $143,236                      $151,265
     Accrued expenses                         88,974                        83,558
     Current maturities of long-term debt      5,177                         5,099
          Total Current Liabilities          237,387                       239,922

LONG-TERM DEBT, LESS CURRENT MATURITIES      396,945                       467,242
DEFERRED INCOME TAXES                        126,573                       126,710
MINORITY INTEREST IN SUBSIDIARY                  889                           889
COMMITMENTS AND CONTINGENCIES                     --                            --

STOCKHOLDERS' EQUITY:
     Preferred  stock,  $.01  par  value,
        authorized 5,000,000 shares;
        none issued                               --                            --
     Common  stock  -  Class  A,  $.01  par
        value, authorized 100,000,000 shares;
        13,794,529 issued and outstanding        138                           138
     Common  stock  -  Class  B,  $.01 par
        value, authorized 60,000,000  shares;
        27,589,250 issued and outstanding        276                           276
     Additional paid-in capital               79,625                        79,625
     Retained earnings                       315,128                       302,758
     Accumulated other comprehensive loss     (1,955)                         (297)
     Less treasury stock, 271,100 shares      (1,568)                       (1,568)
           Total Stockholders' Equity        391,644                       380,932
                                          $1,153,438                    $1,215,695

See notes to consolidated financial statements.

                       Pilgrim's Pride Corporation and Subsidiaries
                             Consolidated Income Statements
                                     (Unaudited)

                                                  THREE MONTHS ENDED
                                        DECEMBER 29, 2001     DECEMBER 30, 2000
                                  (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
NET SALES                                   $656,030                  $386,032
COSTS AND EXPENSES:
   Cost of sales                             598,165                   338,866
   Selling, general and administrative        34,535                    23,955

                                             632,700                   362,821
      Operating income                        23,330                    23,211

OTHER EXPENSE (INCOME):
   Interest expense, net                       8,573                     4,140
   Foreign  exchange (gain)loss                 (535)                      121
   Miscellaneous, net                           (387)                     (122)
                                               7,651                     4,139

INCOME BEFORE  INCOME TAXES                   15,679                    19,072
INCOME TAX EXPENSE                             2,688                     6,335
      NET INCOME                            $ 12,991                  $ 12,737

NET INCOME PER COMMON SHARE
   - BASIC AND DILUTED                      $   0.32                  $   0.31

DIVIDENDS DECLARED PER COMMON SHARE         $  0.015                  $  0.015

WEIGHTED AVERAGE SHARES OUTSTANDING       41,112,679                41,112,679

See notes to consolidated financial statements.

                       Pilgrim's Pride Corporation and Subsidiaries
                           Consolidated Statements of Cash Flow
                                      (Unaudited)

                                                     THREE MONTHS ENDED
                                            DECEMBER 29, 2001   DECEMBER 30, 2002
                                                       (IN THOUSANDS)

Cash Flows From Operating Activities:
     Net income                                   $12,991             $12,737
     Adjustments to reconcile net income to
        cash provided by operating activities:
           Depreciation and amortization           17,399               8,668
           Loss  (Gain)  on  property disposals        32                  (8)
           Provision for doubtful accounts            128                 173
           Deferred income taxes                     (138)              3,991
     Changes in operating assets and liabilities:
           Accounts and other receivables           2,683             (14,174)
           Inventories                             54,260              14,025
           Prepaid expenses                        (1,064)               (925)
           Accounts payable and accrued expenses   (2,613)             (8,363)
           Other                                   (1,905)               (124)
              Cash Provided By Operating
                 Activities                        81,773              16,000

INVESTING ACTIVITIES:
     Acquisitions of property, plant and
        equipment                                 (17,333)            (32,607)
     Proceeds from property disposals                  84                  56
     Other, net                                      (278)               (620)
           Net Cash Used In Investing
                 Activities                       (17,527)            (33,171)

FINANCING ACTIVITIES:
     Proceeds from notes payable to banks          18,500              70,000
     Repayments of notes payable to banks         (18,500)            (60,500)
     Proceeds from long-term debt                  10,223              10,701
     Payments on long-term debt                   (80,441)            (19,144)
     Cash dividends paid                             (621)               (621)
           Cash (Used In) Provided By
                 Financing Activities             (70,839)                436

     Effect of exchange rate changes on cash
        and cash equivalents                           75                 (48)
     Decrease in cash and cash equivalents         (6,518)            (16,783)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR     20,916              28,060
CASH AND CASH EQUIVALENTS AT END OF PERIOD        $14,398             $11,277

SUPPLEMENTAL DISCLOSURE INFORMATION:
     Cash paid during the period for:
        Interest (net of amount capitalized)      $ 4,148             $ 1,661
        Income taxes                                  178                 517

See notes to consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A-BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Pilgrim's Pride Corporation ("Pilgrim's" or "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended December 29, 2001 are not necessarily indicative of the results that may be expected for the year ended September 28, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in Pilgrim's annual report on Form 10-K for the year ended September 29, 2001.

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

Effective January 1, 2002, the Mexican Congress passed the Mexico Tax Reform (the "Reform"), which eliminated the previous tax exemption under Simplified Regime for the Company's Mexico subsidiaries. The Reform will require that the Company's Mexico subsidiaries calculate and pay taxes under a new special regime of the Mexico Income Tax Laws beginning January 1, 2002, subject to transitional provisions. The Company is evaluating the effect of the changes to the Mexico tax law, which will likely be reflected in the second quarter results and are not expected to have a material effect on the Company cash flows or financial position.

Total comprehensive income for the three months ending December 29, 2001 and December 30, 2000 was $11.3 million and $12.7 million, respectively.

On January 27, 2001, we acquired WLR Foods, Inc. (formerly Nasdaq: WLRF) for approximately $239.5 million and the assumption of approximately $45.5 million of indebtedness. The purchase price and refinancing were provided by borrowings on the Company's existing secured term borrowing facility and revolving credit facility. WLR operations have been included since the acquisition on January 27, 2001. The acquisition is being accounted for under the purchase method of accounting and the purchase price, which is still preliminary, has been allocated based on the estimated fair value of assets and liabilities.

The following table represents pro forma financial information as if the acquisition of WLR had occurred as of the first day of each period presented. Certain reclassifications have been made to the WLR historical financial statements to conform to the presentation used by Pilgrim's.

                                              THREE MONTHS ENDED
                                      DECEMBER 29, 2001   DECEMBER 30, 2000
                                                  (in thousands)
                                         HISTORICAL             PRO FORMA
Net Sales                                 $656,030                $601,396
Operating Income                            23,330                  29,798
Interest Expense, Net                        8,573                  10,900
Income Before Tax                           15,679                  18,896
Net Income                                  12,991                  12,629

Depreciation and Amortization               17,399                  16,397
Net Income Per Common Share
     - Basic and Diluted                  $   0.32                $   0.31

NOTE B-ACCOUNTS RECEIVABLE

On June 26, 1998 the Company entered into an Asset Sale Agreement to sell up to $60 million of accounts receivable. In connection with the Asset Sale Agreement, the Company sells, on a revolving basis, certain of its trade receivables (the "Pooled Receivables") to a special purpose corporation wholly owned by the Company, which in turn sells a percentage ownership interest to third parties. At December 29, 2001 and September 29, 2001, an interest in these Pooled Receivables of $60.0 million and $58.5 million, respectively, had been sold to third parties and is reflected as a reduction to accounts receivable. These transactions have been recorded as sales in accordance with FASB Statement No. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND
EXTINGUISHMENTS OF LIABILITIES. The increase in pooled receivable sales from September 29, 2001, is included in cash flows from operating activities in the Consolidated Statements of Cash Flows. Losses on these sales were immaterial.

NOTE C-INVENTORIES

Inventories consist  of  the  following:
                                       DECEMBER 29, 2001  SEPTEMBER 29, 2001
                                                  (IN THOUSANDS)
Chicken:
     Live chicken and hens                  $ 65,337              $  97,073
     Feed, eggs and other                     78,326                 77,970
     Finished chicken products                61,317                 70,493
                                             204,980                245,536
Turkey:
     Live turkey and hens                     32,353                 30,694
     Feed, eggs and other                      3,329                  3,906
     Finished turkey products                 19,478                 34,264
                                              55,160                 68,864
     Total Inventory                        $260,140               $314,400


NOTE D-LONG TERM DEBT

At December 29, 2001, the Company maintained $130.0 million in revolving credit facilities and $400.0 million in secured revolving/term borrowing facility. The $400.0 million revolving/term borrowing facility provides for $285.0 million and $115.0 million of 10 year and 7 year commitments, respectively. Borrowings under these facilities are split pro rata between the 10 year and 7 year maturities as they occur. The credit facilities provide for interest at rates ranging from LIBOR plus five-eights percent to LIBOR plus two and three-quarters percent depending upon the Company's total debt to capitalization ratio. Interest rates on debt outstanding under these facilities at December 29, 2001 ranged from LIBOR plus one and one-quarter percent to LIBOR plus two and one-quarter percent. These facilities are secured by inventory and fixed assets or are unsecured. At December 29, 2001, $84.3 million was available under the revolving credit facility and $294.0 million was available under the term borrowing facility. Annual maturities of long-term debt for the remainder of fiscal 2002 and for the five years subsequent to December 29, 2001 are: 2002 -- $3.9 million; 2003 -- $6.4 million; 2004 -- $11.8 million; 2005 -- $11.5 million; and 2006 -- $50.6 million.

NOTE E-RELATED PARTY TRANSACTIONS

The major stockholder of the Company owns an egg laying and a chicken growing operation.

Transactions with related parties are summarized as follows:
                                                THREE MONTHS ENDED
                                       DECEMBER 29, 2001  DECEMBER 30, 2000
                                                  (IN THOUSANDS)
Contract egg grower fees to
   major stockholder                          $     --         $  1,248
Lease payment to major stockholder                 188               --
Chick, feed and other sales to major
   stockholder                                  37,107           30,770
Live chicken purchases from major stockholder   20,550           13,446

On December 29, 2000 the Company entered into an agreement to lease a commercial egg property and assume all of the ongoing costs of the operation from the Company's major stockholder. The Company had previously purchased the eggs produced from this operation pursuant to a contract grower agreement. The lease term runs for ten years with a monthly lease payment of $62,500. The Company has an option to extend the lease for an additional five years, with an option at the end of the lease to purchase the property at fair market value as determined by an independent appraisal.

The Company had accounts receivable of approximately $0.1 million at December 29, 2001, from related parties, including its major stockholder.

NOTE F-CONTINGENCIES

In January of 1998, seventeen of our current and/or former employees filed the case of "Octavius Anderson, et al. v. Pilgrim's Pride Corporation" in the United States District Court for the Eastern District of Texas, Lufkin Division claiming Pilgrim's Pride violated requirements of the Fair Labor Standards Act. The suit alleged Pilgrim's Pride failed to pay employees for all hours worked. The suit generally alleged that (1) employees should be paid for time spent to put on, take off, and clean certain personal gear at the beginning and end of their shifts and breaks and (2) the use of a master time card or production "line" time fails to pay employees for all time actually worked. Plaintiffs sought to recover unpaid wages plus liquidated damages and legal fees. Approximately 1,700 consents to join as plaintiffs were filed with the court by current and/or former employees. During the week of March 5, 2001, the case was tried in the Federal Court of the Eastern District of Texas, Lufkin, Texas. The Company prevailed at the trial with a judgment issued by the judge, which found no evidence presented to support the plaintiffs' allegations. The plaintiffs have filed an appeal in the Fifth Circuit Court of Appeals to reverse the judge's decision. The plaintiff's brief was submitted to the court on November 5, 2001. Pilgrim's Pride's response to the plaintiff's brief to the Fifth Circuit Court of Appeals was submitted on December 5, 2001. Appellants filed a short reply brief. The National Chicken Council has filed an Amicus Curiae brief in support of our position on this appeal, which was accepted by the court. Neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to this case can be determined at this time. The Company does not expect this matter, individually or collectively, to have a material impact on our financial position, operations or liquidity. Substantially similar suits have been filed against four other integrated poultry companies, including WLR Foods, one of which resulted in a federal judge dismissing most of the plaintiffs' claims in that action with facts similar to our case.

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

NOTE G - BUSINESS SEGMENTS

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

Inter-area sales and inter-segment sales, which are not material, are accounted for at prices comparable to normal trade customer sales. Corporate assets and expenses are included with chicken and other products.


PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES
December 29,2001



                                               THREE MONTHS ENDED
                                   DECEMBER  29, 2001    DECEMBER 30, 2000
                                                (IN THOUSANDS)

Net Sales to Customers:
Chicken and Other Products:
   United States                         $  448,063            $  307,552
   Mexico                                    90,916                78,480
          Sub-total                         538,979               386,032
Turkey                                      117,051                    --
          Total                          $  656,030            $  386,032
OPERATING INCOME:
Chicken and Other Products:
   United States                         $    9,356            $   20,631
   Mexico                                     8,471                 2,580
          Sub-total                          17,827                23,211
Turkey                                        5,503                    --
          Total                          $   23,330            $   23,211
DEPRECIATION AND AMORTIZATION:
Chicken and Other Products:
     United States                       $   10,792            $    5,889
     Mexico                                   3,417                 2,779
          Sub-total                          14,209                 8,668
Turkey                                        3,190                    --
          Total                          $   17,399            $    8,668

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Profitability  in  the poultry  industry  is  materially  affected  by  the commodity prices of feed ingredients, chicken and turkey, which are determined by supply and demand factors. As a result, the chicken and turkey industries are subject to cyclical earnings fluctuations. Cyclical earnings fluctuations can be mitigated somewhat by:

     -  Business strategy;
     -  Product mix;
     -  Sales and marketing plans; and
     -  Operating efficiencies.

In an effort to reduce price volatility and to generate higher, more consistent profit margins, we have concentrated on the production and marketing of prepared foods products. Prepared foods products generally have higher profit margins than our other products. Also, the production and sale in the U.S. of prepared foods products reduces the impact of the costs of feed ingredients on our profitability. Feed ingredient purchases are the single largest component of our cost of goods sold, representing approximately 30.1% of our cost of goods sold in fiscal 2001. The production of feed ingredients is positively or negatively affected primarily by weather patterns throughout the world, the global level of supply inventories, demand for feed ingredients and the agricultural policies of the United States and foreign governments. As further processing is performed, feed ingredient costs become a decreasing percentage of a product's total production costs, thereby reducing their impact on our profitability. Products sold in this form enable us to charge a premium, reduce the impact of feed ingredient costs on our profitability and improve and stabilize our profit margins.

The following table presents certain information regarding our segments:

                                               THREE MONTHS ENDED
                                     DECEMBER 29, 2001    DECEMBER 30, 2000
                                                 (IN THOUSANDS)
Net Sales to Customers:
Chicken and Other Products:
   United States                         $448,063                $307,552
   Mexico                                  90,916                  78,480
          Sub-total                       538,979                 386,032
Turkey                                    117,051                      --
          Total                          $656,030                $386,032
OPERATING INCOME:
Chicken and Other Products:
   United States                         $  9,356                $ 20,631
   Mexico                                   8,471                   2,580
          Sub-total                        17,827                  23,211
Turkey                                      5,503                      --
          Total                          $ 23,330                $ 23,211
DEPRECIATION AND AMORTIZATION:
Chicken and Other Products:
     United States                       $ 10,792                $  5,889
     Mexico                                 3,417                   2,779
          Sub-total                        14,209                   8,668
Turkey                                      3,190                      --
          Total                          $ 17,399                $  8,668

PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES
December 29,2001



The following table presents certain items as a percentage of net sales for the periods indicated.

                                               Percentage of Net Sales
                                                 THREE MONTHS ENDED
                                         DECEMBER29, 2001  DECEMBER 30, 2000
                                                  (IN THOUSANDS)

Net Sales                                        100.0 %            100.0 %
Costs and Expenses:
     Cost of sales                                91.2               87.8
     Gross profit                                  8.8               12.2
     Selling, general and administrative           5.3                6.2
Operating Income                                   3.6                6.0
Interest Expense                                   1.3                1.1
Income Before Income Taxes                         2.4                4.9
Net Income                                         2.0                3.3

RESULTS OF OPERATIONS

FISCAL FIRST QUARTER 2002 COMPARED TO FISCAL FIRST QUARTER 2001

On January 27, 2001, we completed the acquisition of WLR Foods, a vertically integrated producer of chicken and turkey products located in the eastern United States. Accordingly, the former WLR Foods operations are included in our results for the first quarter ended December 29, 2001 and not in the quarter ended December 30, 2000.

CONSOLIDATED NET SALES. Consolidated net sales were $656.0 million for the first quarter of fiscal 2002, an increase of $270.0 million, or 69.9%, from the first quarter of fiscal 2001. The increase in consolidated net sales resulted from a $136.4 million increase in U.S. chicken sales to $402.2 million, a $117.1 million increase in turkey sales, a $12.4 million increase in Mexico chicken sales to $90.9 million and a $4.1 million increase in sales of other U.S. products to $45.8 million. The increase in U.S. chicken sales was primarily due to a 55.8% increase in dressed pounds produced, which resulted primarily from the acquisition of WLR Foods, offset partially by a 2.9% decrease in total revenue per dressed pound produced. The increase in turkey sales was due to the acquisition of WLR Foods. The $12.4 million increase in Mexico chicken sales was primarily due to an 8.6% increase in average revenue per dressed pound produced and by 6.7% increase in dressed pounds produced. The $4.1 million increase in sales of other U.S. products to $45.8 million was primarily due to the acquisition of WLR Foods.

COST OF SALES. Consolidated cost of sales were $598.2 million in the first quarter of fiscal 2002, an increase of $259.3 million, or 76.5%, compared to the first quarter of fiscal 2001. The U.S. operations accounted for $254.4 million of the increase in the cost of sales and our Mexico operations accounted for $4.9 million of the increase.

The cost of sales increase in our U.S. operations of $254.4 million was due primarily to the acquisition of WLR Foods, $105.7 million of which related to the turkey operations. The increase in cost of sales of chicken products also resulted from increased production of higher cost prepared foods products.

The $4.9 million cost of sales increase in our Mexico operations was primarily due to a 6.7% increase in dressed pounds produced.

GROSS PROFIT. Gross profit was $57.9 million for the first quarter of fiscal 2002, an increase of $10.7 million, or 22.7%, over the same period last year, due primarily to the acquisition of WLR Foods. Gross profit as a percentage of sales decreased to 8.8% in the first quarter of fiscal 2002, from 12.2% in the first quarter of fiscal 2001 due primarily to lower commodity chicken sales prices experienced in our Eastern Division.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Consolidated selling, general and administrative expenses were $34.5 million in the first quarter of fiscal 2002 and $24.0 million in the first quarter of fiscal 2001. The $10.5 million increase was due primarily to the acquisition of WLR Foods. Consolidated selling, general and administrative expenses as a percentage of sales decreased in the first quarter of fiscal 2002 to 5.3%, compared to 6.2% in the first quarter of fiscal 2001, due primarily to synergies resulting from the WLR Foods acquisition.

OPERATING INCOME. Consolidated operating income remained relatively stable at $23.3 million for the first quarter of fiscal 2002, increasing by approximately $0.1 million, when compared to the first quarter of fiscal 2001.

INTEREST EXPENSE. Consolidated net interest expense increased 107.1% to $8.6 million in the first quarter of fiscal 2002, when compared to $4.1 million for the first quarter of fiscal 2001, due to higher outstanding balances incurred for the acquisition of WLR Foods.

INCOME TAX EXPENSE. Consolidated income tax expense in the first quarter of fiscal 2002 decreased to $2.7 million compared to $6.3 million in the first quarter of fiscal 2001. This decrease resulted from lower U.S. pre-tax earnings in the first quarter of fiscal 2002 than in the first quarter of fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

WE MAINTAIN $130.0 MILLION IN REVOLVING CREDIT FACILITIES AND $400.0 MILLION IN A SECURED REVOLVING/TERM BORROWING FACILITY. THE $400.0 MILLION REVOLVING/TERM BORROWING FACILITY PROVIDES FOR $285.0 MILLION AND $115.0 MILLION OF 10-YEAR AND 7-YEAR COMMITMENTS, RESPECTIVELY. BORROWINGS UNDER THIS FACILITY ARE SPLIT PRO RATA BETWEEN THE 10-YEAR AND 7-YEAR MATURITIES AS THEY OCCUR. THE CREDIT FACILITIES PROVIDE FOR INTEREST AT RATES RANGING FROM LIBOR PLUS FIVE-EIGHTHS PERCENT TO LIBOR PLUS TWO AND THREE-QUARTERS PERCENT, DEPENDING UPON OUR TOTAL DEBT TO CAPITALIZATION RATIO. INTEREST RATES ON DEBT OUTSTANDING UNDER THESE FACILITIES AS OF DECEMBER 29, 2001 RANGED FROM LIBOR PLUS ONE AND ONE-QUARTER PERCENT TO LIBOR PLUS TWO AND ONE-QUARTER PERCENT. THESE FACILITIES ARE SECURED BY INVENTORY AND FIXED ASSETS.

AT DECEMBER 29, 2001, $84.3 MILLION WAS AVAILABLE UNDER THE REVOLVING CREDIT FACILITIES AND $294.0 MILLION WAS AVAILABLE UNDER THE REVOLVING/TERM BORROWING FACILITY. ANNUAL MATURITIES OF LONG-TERM DEBT FOR THE REMAINDER OF FISCAL 2002 AND FOR THE FIVE YEARS SUBSEQUENT TO DECEMBER 29, 2001 ARE:
2002--$3.9 MILLION;  2003--$6.4  MILLION;  2004--$11.8 MILLION; 2005--$11.5
MILLION; AND 2006--$50.6 MILLION.

ON JUNE 26, 1998, WE ENTERED INTO AN ASSET SALE AGREEMENT TO SELL UP TO $60 MILLION OF ACCOUNTS RECEIVABLE. IN CONNECTION WITH THE ASSET SALE AGREEMENT, WE SELL, ON A REVOLVING BASIS, CERTAIN OF OUR TRADE RECEIVABLES (THE "POOLED RECEIVABLES") TO A SPECIAL PURPOSE CORPORATION WHOLLY OWNED BY US, WHICH IN TURN SELLS A PERCENTAGE OWNERSHIP INTEREST TO THIRD PARTIES. AT DECEMBER 29, 2001 AND SEPTEMBER 29, 2001, AN INTEREST IN THESE POOLED RECEIVABLES OF $60.0 MILLION AND $58.5 MILLION, RESPECTIVELY, HAD BEEN SOLD TO THIRD PARTIES AND IS REFLECTED AS A REDUCTION IN ACCOUNTS RECEIVABLE. THESE TRANSACTIONS HAVE BEEN RECORDED AS SALES IN ACCORDANCE WITH FINANCIAL ACCOUNTING STANDARDS BOARD STATEMENT NO. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES. THE INCREASE IN POOLED RECEIVABLE SALES FROM SEPTEMBER 29, 2001, IS INCLUDED IN CASH FLOWS FROM OPERATING ACTIVITIES IN OUR CONSOLIDATED STATEMENTS OF CASH FLOWS. LOSSES ON THESE SALES WERE IMMATERIAL.

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

AT DECEMBER 29, 2001, OUR WORKING CAPITAL DECREASED TO $143.4 MILLION AND OUR CURRENT RATIO DECREASED TO 1.60 TO 1, COMPARED WITH WORKING CAPITAL OF $203.5 MILLION AND A CURRENT RATIO OF 1.85 TO 1 AT SEPTEMBER 29, 2001, PRIMARILY DUE TO LOWER INVENTORIES FROM NORMAL SEASONAL VARIATIONS.

TRADE ACCOUNTS AND OTHER RECEIVABLES WERE $92.2 MILLION AT DECEMBER 29, 2001, COMPARED TO $95.0 MILLION AT SEPTEMBER 29, 2001. THE 3.0% DECREASE IN TRADE ACCOUNTS AND OTHER RECEIVABLES WAS PRIMARILY DUE TO NORMAL SEASONAL VARIATIONS. EXCLUDING THE SALE OF RECEIVABLES, TRADE ACCOUNTS AND OTHER RECEIVABLES WOULD HAVE DECREASED SLIGHTLY TO $152.2 MILLION AT THE END OF THE FIRST QUARTER OF FISCAL 2002 FROM $153.5 MILLION AT THE END OF FISCAL 2001.

INVENTORIES WERE $260.1 MILLION AT DECEMBER 29, 2001, COMPARED TO $314.4 MILLION AT SEPTEMBER 29, 2001. THE $54.3 MILLION, OR 17.3%, DECREASE IN INVENTORIES WAS PRIMARILY DUE TO NORMAL SEASONAL SALES OF OUR TURKEY DIVISION WHICH LOWERS TURKEY FINISHED PRODUCT INVENTORIES AND TO LOWER LIVE CHICKEN AND HEN INVENTORIES RESULTING FROM SEASONAL VARIATIONS IN SALES OF CHICKEN AND FEED PRODUCTS TO THE COMPANY'S PRINCIPAL STOCKHOLDER.

ACCOUNTS PAYABLE AND ACCRUED EXPENSES REMAINED RELATIVELY STABLE AT $232.2 MILLION AT DECEMBER 29, 2001, COMPARED TO $234.8 MILLION AT SEPTEMBER 29, 2001.

CAPITAL EXPENDITURES OF $17.3 MILLION AND $32.6 MILLION, FOR THE THREE MONTHS ENDED DECEMBER 29, 2001 AND DECEMBER 30, 2000, RESPECTIVELY, WERE INCURRED PRIMARILY TO ACQUIRE AND EXPAND CERTAIN FACILITIES, IMPROVE EFFICIENCIES, REDUCE COSTS AND FOR THE ROUTINE REPLACEMENT OF EQUIPMENT. WE ANTICIPATE SPENDING APPROXIMATELY $65.0 MILLION IN FISCAL 2002 TO IMPROVE EFFICIENCIES AND FOR THE ROUTINE REPLACEMENT OF EQUIPMENT. WE EXPECT TO FINANCE SUCH EXPENDITURES WITH AVAILABLE OPERATING CASH FLOWS AND EXISTING CREDIT FACILITIES.

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES WERE $81.8 MILLION AND $16.0 MILLION FOR THE THREE MONTHS ENDED DECEMBER 29, 2001 AND DECEMBER 30, 2000, RESPECTIVELY. THE INCREASE IN CASH FLOWS PROVIDED BY OPERATING ACTIVITIES IN THE FIRST QUARTER OF FISCAL 2002 COMPARED TO THE FIRST QUARTER OF FISCAL 2001, WAS PRIMARILY DUE TO A DECREASE IN INVENTORIES FROM SEASONAL SALES OF OUR TURKEY DIVISION AND SEASONAL VARIATIONS IN SALES OF CHICKEN AND FEED PRODUCTS TO THE COMPANY'S PRINCIPAL STOCKHOLDER.

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES WERE ($70.8) MILLION AND $0.4 MILLION FOR THE THREE MONTH PERIODS ENDED DECEMBER 29, 2001 AND DECEMBER 30, 2000, RESPECTIVELY. THE CASH USED IN FINANCING ACTIVITIES PRIMARILY REFLECTS THE NET PROCEEDS (PAYMENTS) ON NOTES PAYABLE AND LONG-TERM FINANCING AND DEBT RETIREMENT.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the provided in Item 7a of the Company's Annual Report on Form 10-K for the year ended September 29, 2001, except interest rate risk. With the significant reduction in debt, a 25 basis point increase rate would increase interest expense by $66,500 for the first quarter of fiscal 2002.

NEW ACCOUNTING PRONOUNCEMENTS

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG LIVED ASSETS" (SFAS NO. 144). SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and provides new rules for classifying assets held for sale. The adoption of this standard is not expected to have a material effect on the Company.

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

* Inability to effectively integrate WLR Foods or realize the associated cost savings and operating synergies currently anticipated; and

* The impact of uncertainties of litigation as well as other risks described in our filings with the Securities and Exchange Commission.

Actual results could differ materially from those projected in these forward-looking statements as a result of these factors, among others, many of which are beyond our control.

                        PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In January of 1998, seventeen of our current and/or former employees filed the case of "Octavius Anderson, et al. v. Pilgrim's Pride Corporation" in the United States District Court for the Eastern District of Texas, Lufkin Division claiming Pilgrim's Pride violated requirements of the Fair Labor Standards Act. The suit alleged Pilgrim's Pride failed to pay employees for all hours worked. The suit generally alleged that (1) employees should be paid for time spent to put on, take off, and clean certain personal gear at the beginning and end of their shifts and breaks and (2) the use of a master time card or production "line" time fails to pay employees for all time actually worked. Plaintiffs sought to recover unpaid wages plus liquidated damages and legal fees. Approximately 1,700 consents to join as plaintiffs were filed with the court by current and/or former employees. During the week of March 5, 2001, the case was tried in the Federal Court of the Eastern District of Texas, Lufkin, Texas. The Company prevailed at the trial with a judgment issued by the judge, which found no evidence presented to support the plaintiffs' allegations. The plaintiffs have filed an appeal in the Fifth Circuit Court of Appeals to reverse the judge's decision. The plaintiff's brief was submitted to the court on November 5, 2001. Pilgrim's Pride's response to the plaintiff's brief to the Fifth Circuit Court of Appeals was submitted on December 5, 2001. Appellants filed a short reply brief. The National Chicken Council has filed an Amicus Curiae brief in support of our position on this appeal, which was accepted by the court. Neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to this case can be determined at this time. The Company does not expect this matter, individually or collectively, to have a material impact on our financial position, operations or liquidity. Substantially similar suits have been filed against four other integrated poultry companies, including WLR Foods, one of which resulted in a federal judge dismissing most of the plaintiffs' claims in that action with facts similar to our case.

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

(a)  Exhibit Number

   None

(b)  Reports on Form 8-K

   The Company has not filed any reports on Form 8-K that have not been disclosed on Form 10-K for the year ended September 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   PILGRIM'S PRIDE CORPORATION

                                   /s/ Richard A. Cogdill

Date      1/22/2002                Richard A. Cogdill
                                   Executive Vice President,
                                   Chief Financial Officer,
                                   Secretary and Treasurer
                                   in his respective capacity as such