Form 10-Q
period 2002-03-30
PILGRIMS PRIDE CORP
filed 2002-05-14
CIK 802481

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                     For quarter ended March 30, 2002

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

27,589,250 shares of the Registrant's Class B Common Stock, $.01 par value, were outstanding as of May 14, 2002.

13,523,429 shares of the Registrant's Class A Common Stock, $.01 par value, were outstanding as of May 14, 2002.

INDEX

PILGRIM'S PRIDE CORORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

        Item 1.        Financial Statements (Unaudited)

                       Consolidated balance sheets

                            March 30, 2002 and September 29, 2001

                       Consolidated statements of income

                            Three months and six months ended March 30, 2002 and March 31, 2001

                       Consolidated statements of cash flows

                             Six  months ended March 30, 2002 and March 31,
                             2001
                       Notes  to  consolidated  financial  statements as of
                             March 30, 2002

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

SIGNATURES



PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              Pilgrim's Pride Corporation and Subsidiaries
                                    Consolidated Balance Sheets
                                             (Unaudited)

                       		March 30, 2002           September 29,  2001
ASSETS                      (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
CURRENT ASSETS:
     Cash and cash equivalents      $     8,649                 $    20,916
     Trade  accounts  and  other
         receivables, less   allowance
         for doubtful accounts           82,703                      95,022
     Inventories                        322,622                     314,400
     Other current assets                11,461                      12,934

 Total Current Assets                   425,435                     443,272
OTHER ASSETS                             19,952                      20,067

PROPERTY, PLANT AND EQUIPMENT:
     Land                                36,917                      36,350
     Buildings, machinery and
         equipment                      990,475                     929,922
     Autos and trucks                    55,560                      53,264
     Construction-in-progress            38,679                      71,427
                                      1,121,631                   1,090,963
     Less accumulated depreciation      371,466                     338,607
                                        750,165                     752,356
                                     $1,195,552                  $1,215,695

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Notes Payable to Banks          $   55,000                 $        --
     Accounts payable                   141,453                     151,265
     Accrued expenses                    73,987                      83,558
     Current maturities of long-term debt 5,126                       5,099
         Total Current Liabilities      275,566                     239,922

LONG-TERM DEBT, LESS CURRENT MATURITIES 410,628                     467,242
DEFERRED INCOME TAXES                   113,736                     126,710
MINORITY INTEREST IN SUBSIDIARY           1,981                         889
COMMITMENTS AND CONTINGENCIES                --                          --

STOCKHOLDERS' EQUITY:
     Preferred  stock,  $.01  par  value,
         authorized 5,000,000
         shares; none issued                --                          --
     Common  stock - Class A, $.01 par
         value, authorized 100,000,000
         shares; 13,794,529 issued and
         outstanding 				 138                         138
     Common stock - Class B, $.01 par
         value, authorized 60,000,000
         shares; 27,589,250 issued and
         outstanding                       276                         276
     Additional paid-in capital	    79,625                      79,625
     Retained earnings                 315,763                     302,758
     Accumulated other comprehensive
         loss		                  (593)                       (297)
     Less treasury stock,
         271,100 shares                 (1,568)                     (1,568)
     Total Stockholders' Equity        393,641                     380,932
                                    $1,195,552                  $1,215,695
See notes to consolidated financial statements.

                          Pilgrim's Pride Corporation and Subsidiaries
                               Consolidated Income Statements
                                         (Unaudited)
                            Three Months              Six Months
                                Ended                   Ended
                       March 30,    March 31,    March 30,   March 31,
                         2002         2001         2002        2001
                       (in thousands, except share and per share data)
Net Sales             $  600,753   $  541,593   $1,256,783  $   927,625

Costs and Expenses:
   Cost of sales         572,122      512,377    1,170,288      851,243
   Selling, general and
       administrative     33,003       34,488       67,537       58,443
                         605,125      546,865    1,237,825      909,686

Operating (loss) income   (4,372)      (5,272)      18,958       17,939

Other Expense
(Income):
   Interest expense,net    7,262        7,085       15,835       11,225
   Foreign exchange
       (gain) loss         (360)           42        (895)          163
   Miscellaneous, net        873        (281)          486        (403)
                           7,775        6,846       15,426       10,985
Income (loss) before
   income taxes         (12,147)     (12,118)        3,532        6,954
Income tax (benefit)
   expense              (13,399)      (2,316)     (10,711)        4,019
Net income (loss)      $   1,252   $  (9,802)    $  14,243    $   2,935

Net  income (loss) per
   common share
   - basic and diluted $   0.03    $   (0.24)    $    0.35    $    0.07

Dividends per common
   share               $  0.015    $   0.015     $    0.03    $    0.03

Weighted average shares
   outstanding       41,112,679   41,112,679    41,112,679   41,112,679

See notes to consolidated financial statements.

Pilgrim's Pride Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
                                                    SIX MONTHS ENDED
                                           MARCH 30, 2002     MARCH 31, 2001
                                                     (IN THOUSANDS)

Cash Flows From Operating Activities:
   Net income                               $  14,243            $  2,935
   Adjustments to reconcile net income to
      cash provided by operating
      activities:
   Depreciation and amortization               35,045              20,820
   Loss (gain) on property disposals              109                 (2)
   Deferred income taxes                     (12,974)             (1,755)
Changes in operating assets and liabilities:
   Accounts and other receivables              12,319             (4,363)
   Inventories                                (8,222)            (17,777)
   Prepaid  expenses and other current assets   1,473             (3,445)
   Accounts payable and accrued expenses     (19,383)            (27,735)
   Other                                          452               (164)
      Cash Provided By (Used In)
         Operating Activities                  23,062            (31,486)

INVESTING ACTIVITIES:
   Acquisitions of property, plant and
      equipment                              (32,231)            (60,400)
   Business acquisitions                           --           (239,539)
   Proceeds from property disposals               199                 856
   Other, net                                   (645)               (364)
      Net Cash Used In Investing Activities  (32,677)           (299,447)

FINANCING ACTIVITIES:
   Borrowing for acquisition                       --             285,070
   Repayments on WLR Foods, Inc. debt              --            (45,531)
   Proceeds from notes payable to banks       128,500             136,000
   Repayments of notes payable to banks      (73,500)            (77,000)
   Proceeds from long-term debt                28,850              32,430
   Payments on long-term debt                (85,436)            (22,107)
   Cash dividends paid                        (1,238)             (1,233)
      Cash (Used In) Provided By Financing
         Activities                           (2,824)             307,629

   Effect of exchange rate changes on
      cash and cash equivalents                   172                (11)

   Decrease in cash and cash equivalents     (12,267)            (23,315)
CASH AND CASH EQUIVALENTS AT
   BEGINNING OF YEAR                           20,916             28,060
CASH AND CASH EQUIVALENTS AT END OF PERIOD $    8,649          $   4,745

SUPPLEMENTAL DISCLOSURE INFORMATION:
   Cash paid during the period for:
      Interest (net of amount capitalized)    $18,364             $8,590
	Income taxes				     $1,302             $3,970
See notes to consolidated financial statements.


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE A-BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Pilgrim's Pride Corporation ("Pilgrim's" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended March 30, 2002 are not necessarily indicative of the results that may be expected for the year ended September 28, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in Pilgrim's annual report on Form 10-K for the year ended September 29, 2001.

The consolidated financial statements include the accounts of Pilgrim's and
its  wholly  and  majority  owned  subsidiaries.   Significant intercompany
accounts and transactions have been eliminated.

Total comprehensive income for the six months ending March 30, 2002 and March 31, 2001 was $13.9 million and $2.9 million, respectively.

On January 27, 2001, we acquired WLR Foods, Inc. (formerly Nasdaq:WLRF) for approximately $239.5 million and the assumption of approximately $45.5 million of indebtedness. WLR operations have been included since the acquisition on January 27, 2001. The acquisition was accounted for under the purchase method of accounting and the purchase price has been allocated based on the estimated fair value of assets and liabilities.

Pro Forma Financial Information: The following unaudited pro forma financial information has been presented as if the acquisition of WLR Foods, Inc. had occurred as of the beginning of each March 31, 2001 period presented. In addition, certain reclassifications have been made to the WLR historical financial statements to conform to the presentation used by Pilgrim's Pride Corporation.


                                         Historical           Pro Forma
						    MARCH 30, 2002      MARCH 31, 2001

THREE MONTHS ENDED


Net Sales                                    $600,753            $590,659
Operating Loss                                (4,372)            (23,603)
Interest Expense, Net                           7,262               9,338
Loss Before Tax                              (12,147)            (32,834)
Net Income (Loss)                               1,252            (22,439)

Depreciation and Amortization                  17,647              13,556
Net Income  (Loss)   per Common Share
     - Basic and Diluted                     $   0.03            $ (0.55)

                                          Historical           Pro Forma
SIX MONTHS ENDED                        MARCH 30, 2002      MARCH 31, 2001

Net Sales                                  $1,256,783         $1,192,055
Operating Income                               18,958              6,195
Interest Expense, Net                          15,835             20,239
Income (Loss) Before Tax                        3,532           (13,939)
Net Income (Loss)                              14,243            (9,810)

Depreciation and Amortization                  35,045             29,953
Net Income (Loss) per Common Share
     - Basic and Diluted                   $     0.35         $   (0.24)

NOTE B-ACCOUNTS RECEIVABLE

In 1998 the Company entered into an Asset Sale Agreement to sell up to $60 million of accounts receivable. In connection with the Asset Sale Agreement, the Company sells, on a revolving basis, certain of its trade receivables (the "Pooled Receivables") to a special purpose corporation wholly owned by the Company, which in turn sells a percentage ownership interest to third parties. At March 30, 2002 and September 29, 2001, an interest in these Pooled Receivables of $60.0 million and $58.5 million, respectively, had been sold to third parties and is reflected as a reduction to accounts receivable. The increase in pooled receivable sales from September 29, 2001 is included in cash flows from operating activities in the Consolidated Statements of Cash Flows. Losses on sales were immaterial.

NOTE C-INVENTORIES

Inventories consist of the following:    MARCH 30, 2002  SEPTEMBER 29, 2001
                                                (IN THOUSANDS)
Chicken:
     Live chicken and hens                   $ 98,499            $ 97,073
     Feed, eggs and other                      69,135              77,970
     Finished chicken products                 73,032              70,493
                                              240,666             245,536
Turkey:
     Live turkey and hens                      30,834              30,694
     Feed, eggs and other                       8,032               3,906
     Finished turkey products                  43,090              34,264
                                               81,956              68,864
     Total Inventory                         $322,622            $314,400

On March 12, 2002 an outbreak of low-pathogenic avian influenza was discovered in Virginia, a disease contagious to turkey, chicken and other birds. Due to the outbreak of low pathogenic avian influenza we reduced approximately $5.5 million of turkey inventory during the quarter ended March 30, 2002 in anticipation of the flocks being destroyed. (See management discussions in Management Discussion and Analysis of Financial and Results of Operations for further information.)

NOTE D-LONG TERM DEBT

At March 30, 2002, the Company maintained $130.0 million in revolving credit facilities and $400.0 million in a secured revolving/term borrowing facility. The $400.0 million revolving/term borrowing facility provides for $285.0 million and $115.0 million of 10-year and 7-year commitments, respectively. Borrowings under these facilities are split pro rata between the 10-year and 7-year maturities as they occur. The credit facilities provide for interest at rates ranging from LIBOR plus five-eights percent to LIBOR plus two and three-quarters percent depending upon the Company's total debt to capitalization ratio. Interest rates on debt outstanding under these facilities at March 30, 2002 ranged from LIBOR plus one and one-quarter percent to LIBOR plus two and one-quarter percent. These facilities are secured by inventory and fixed assets or are unsecured. At March 30, 2002, approximately $32.3 million was available under the revolving credit facilities, borrowing under these facilities, are intended to be paid within one year and are classified as current liabilities and
$274.0   million   was   available   under   the revolving/term borrowing
facility.  Annual maturities of long-term debt for the remainder of fiscal
2002 and for the five years subsequent to March 30, 2002  are:   2002  --
$2.5  million;  2003  -- $6.4 million; 2004 -- $11.8 million; 2005 -- $11.5 million; and 2006 -- $50.6 million.

NOTE E -- INCOME TAXES

Effective January 1, 2002, the Mexican Congress passed the Mexican tax reform (the "Reform") legislation, which eliminated the previous tax exemption under Simplified Regime for the Company's Mexico subsidiaries. The Reform requires the Company's Mexican subsidiaries to calculate and pay taxes under a new simplified regime pursuant to Mexico's income tax laws beginning January 1, 2002, subject to certain transitional provisions. The primary transitional provision was an exit calculation, which generated a net operating loss carryforward for Mexican income tax purposes.

As a result of the Reform, the Company recognized a tax benefit of approximately $9.7 million as of January 1, 2002, primarily to reflect the benefit of the net operating loss carryforward for Mexican tax purposes.

The additional deferred tax assets and liabilities resulting from the enactment of the Reform effective January 1, 2002 are summarized as follows:

        Deferred tax liabilities:
            Tax over book depreciation               $17,468
            Inventory valuation                        6,905
            Other	                                     5,559
            Total deferred tax liabilities            29,932

        Deferred tax assets:
            Mexico net operating losses             (47,732)
            Other                                      (524)

        Total deferred tax asset                    (48,256)
        Less:
            Valuation allowance                        8,613
        Net deferred tax (assets)                  ($ 9,711)

The valuation allowance reflects the portion of the net operating losses attributable to certain Mexican subsidiaries that currently do not have significant operations and, accordingly, such losses are expected to expire unutilized.

The Mexican tax operating loss carryforwards expire in the years ranging from 2008 through 2012.

NOTE F-RELATED PARTY TRANSACTIONS

The major stockholder of the Company owns a chicken growing and an egg laying operation.

Transactions with related parties are summarized as follows:

                        Three Months Ended              Six Months Ended

                         March 30,     March 31,     March 30,    March 31,
				   2002          2001         2002          2001
                                           (in thousands)

Contract egg grower fees
   to major stockholder  $       -     $   3,852      $      8    $   5,100
Lease payments on commercial
   egg  property               188           188           376          188
Chick, feed and other sales
   to major stockholder      6,950         7,345        44,060       38,115
Live chicken purchases from
   major stockholder        23,623        25,607        44,173       39,053


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

The Company had accounts receivable of approximately $0.1 million at March 30, 2002 from its major stockholder and related parties. Additionally, the Company had $0.2 million in notes receivable from officers of the Company.

NOTE G-CONTINGENCIES

In January of 1998, seventeen of our current and/or former employees filed the case of "Octavius Anderson, et al. v. Pilgrim's Pride Corporation" in the United States District Court for the Eastern District of Texas, Lufkin Division claiming Pilgrim's Pride violated requirements of the Fair Labor Standards Act. The suit alleged Pilgrim's Pride failed to pay employees for all hours worked. The suit generally alleged that (1) employees should be paid for time spent to put on, take off, and clean certain personal gear at the beginning and end of their shifts and breaks and (2) the use of a master time card or production "line" time fails to pay employees for all time actually worked. Plaintiffs sought to recover unpaid wages plus liquidated damages and legal fees. Approximately 1,700 consents to join as plaintiffs were filed with the court by current and/or former employees. During the week of March 5, 2001, the case was tried in the Federal Court of the Eastern District of Texas, Lufkin, Texas. The Company prevailed at the trial with a judgment issued by the judge, which found no evidence presented to support the plaintiffs' allegations. The plaintiffs have filed an appeal in the Fifth Circuit Court of Appeals to reverse the judge's decision. The plaintiff's brief was submitted to the court on November 5, 2001. Pilgrim's Pride's response to the plaintiff's brief to the Fifth Circuit Court of Appeals was submitted on December 5, 2001 and oral arguments have been set for the week of June 3, 2002. Appellants filed a short reply brief. The National Chicken Council has filed an Amicus Curiae brief in support of our position on this appeal, which was accepted by the court. Neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to this case can be determined at this time. The Company does not expect this matter, individually or collectively, to have a material impact on our financial position, operations or liquidity. Substantially similar suits have been filed against other integrated poultry companies, including the Betty Kennell case discussed below, a number of which have favorable results at the trial or appellate court level.

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

NOTE H - BUSINESS SEGMENTS

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

The following table presents certain information regarding the Company's segments:

                           Three Months Ended          Six Months Ended
        		        March 30,  March 31,        March 30,  March 31,
                           2002       2001*             2002      2001*
                                          (in thousands)

Net Sales to Customers:
   Chicken and Other Products:
      United States    $449,564     $402,909         $897,627   $710,461
      Mexico             80,376       75,844          171,292    154,324
        Sub-total       529,940      478,753        1,068,919    864,785

   Turkey                70,813       62,840          187,864     62,840

        Total          $600,753     $541,593       $1,256,783   $927,625

Operating Income (Loss):
   Chicken and Other Products:
      United States    $  4,971     $  1,795       $   14,328   $ 22,426
      Mexico              (513)      (5,201)            7,957    (2,621)
       Sub-total          4,458      (3,406)           22,285     19,805
   Turkey               (8,830)      (1,866)          (3,327)    (1,866)
       Total           $(4,372)     $(5,272)       $   18,958   $ 17,939

Depreciation and Amortization
   Chicken and Other Products:
      United States    $12,552      $ 8,797        $   23,344   $ 14,685
      Mexico             3,377        1,792             6,794      4,571
      Sub-total         15,929       10,589            30,138     19,256
   Turkey                1,717        1,564             4,907      1,564
      Total            $17,646      $12,153        $   35,045   $ 20,820

* In 2001, the Company identified  certain  products produced by the former
WLR Foods that were included in Turkey net sales  but  were  more  properly classified  as  United  States Chicken and Other Products net sales.  As  a result, $8.6 million has  been reclassified from Turkey net sales to United
States Chicken and Other Products  net  sales,  for  each of the six months
ended  March  30,  2001  and  the  three  months  ended  March   30,  2001.
Additionally, $2.1 million has been reclassified from Turkey operating loss to  United  States  Chicken and Other Products operating income to properly reflect operating income  after  the  reclassification of the net sales for the six months ended March 30, 2001 and the three months ended March 30,
2001.

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

The following table presents certain information regarding our segments:

                           Three Months Ended          Six Months Ended
        		        March 30,  March 31,        March 30,  March 31,
                           2002       2001*             2002      2001*
                                      (in thousands)

Net Sales to Customers:
   Chicken and Other Products:
      United States    $449,564     $402,909         $897,627   $710,461
      Mexico             80,376       75,844          171,292    154,324
        Sub-total       529,940      478,753        1,068,919    864,785

   Turkey                70,813       62,840          187,864     62,840

        Total          $600,753     $541,593       $1,256,783   $927,625

Operating Income (Loss):
   Chicken and Other Products:
      United States    $  4,971     $  1,795       $   14,328   $ 22,426
      Mexico              (513)      (5,201)            7,957    (2,621)
       Sub-total          4,458      (3,406)           22,285     19,805
   Turkey               (8,830)      (1,866)          (3,327)    (1,866)
       Total           $(4,372)     $(5,272)       $   18,958   $ 17,939

Depreciation and Amortization
   Chicken and Other Products:
      United States    $12,552      $ 8,797        $   23,344   $ 14,685
      Mexico             3,377        1,792             6,794      4,571
      Sub-total         15,929       10,589            30,138     19,256
   Turkey                1,717        1,564             4,907      1,564
      Total            $17,646      $12,153        $   35,045   $ 20,820

* In 2001, the Company identified  certain  products produced by the former
WLR Foods that were included in Turkey net sales  but  were  more  properly classified  as  United  States Chicken and Other Products net sales.  As  a result, $8.6 million has  been reclassified from Turkey net sales to United
States Chicken and Other Products  net  sales,  for  each of the six months
ended  March  30,  2001  and  the  three  months  ended  March   30,  2001.
Additionally, $2.1 million has been reclassified from Turkey operating loss to  United  States  Chicken and Other Products operating income to properly reflect operating income  after  the  reclassification of the net sales for the six months ended March 30, 2001 and the three months ended March 30,
2001.

The following table presents certain items as a percentage of net sales for the periods indicated.

                              Percentage of Net Sales
                       Three Months Ended            Six Months Ended
                       March          March         March         March
                      30, 2002      31, 2001       30, 2002     31, 2001
Net Sales             100.0 %        100.0 %       100.0 %       100.0 %
Costs and Expenses:
   Cost of sales       95.2           94.6          93.1          91.8
   Gross profit         4.8            5.4           6.9           8.2
   Selling, general
    and administrative  5.5            6.4           5.4           6.3
   Operating (Loss)
    Income            (0.7)          (1.0)           1.5           1.9
   Interest Expense     1.2            1.3           1.3           1.2
   Income (Loss) before
    Income Taxes      (2.0)          (2.2)           0.3           0.7
   Net Income (Loss)    0.2          (1.8)           1.1           0.3


RESULTS OF OPERATIONS

On January 27, 2001, we completed the acquisition of WLR Foods, a vertically integrated producer of chicken and turkey products located in the eastern United States. Accordingly, the results of the former WLR Foods' operations are included in our second quarter ended and first six months ended March 30, 2002. In the prior year, WLR Foods' results from and after January 27, 2001 are included in our second quarter ended and first six months ended March 31, 2001.

On March 12, 2002 an outbreak of low-pathogenic avian influenza was discovered in Virginia, a disease contagious to turkey, chicken and other birds. Due to the outbreak of low pathogenic avian influenza we reduced approximately $5.5 million of turkey inventory during the quarter ended March 30, 2002 in anticipation of the flocks being destroyed.

To date, the avian influenza outbreak has been limited to certain turkey operations in Virginia and chicken operations in close proximity thereto. Although we expect the outbreak to have a significant negative financial impact on our turkey operations through at least the second quarter of fiscal 2003, the severity of the effect on our results of operations will depend upon a number of factors outside of our control, including when and to what extent the avian influenza outbreak is contained, the terms on which we can replace the affected production capacity in the short-term and reestablish the affected production capacity in the longer-term, the effect the reduced supply of poultry products caused by the outbreak will have on the commodity prices of poultry products, and the extent and levels of governmental subsidies, if any. Assuming that the outbreak has been contained, we currently estimate that the production and the resulting sales from our turkey operation will be significantly reduced over the next twelve months reducing operating income in each of the third and fourth quarters of fiscal 2002 by an estimated $2.0 - $3.0 million, when compared to the comparable periods of the prior fiscal year and will reduce operating income for the first six months of fiscal 2003 by approximately $20.0 million, when compared to the comparable period of the prior fiscal year. However, there can be no assurance that the avian influenza outbreak has been contained or that the negative impact of the outbreak on our results of operations will not materially exceed these estimates.

FISCAL SECOND QUARTER 2002 COMPARED TO FISCAL SECOND QUARTER 2001

CONSOLIDATED NET SALES. Consolidated net sales were $600.8 million for the second quarter of fiscal 2002, an increase of $59.2 million, or 10.9%, from the second quarter of fiscal 2001. The increase in consolidated net sales resulted from a $44.7 million increase in U.S. chicken sales to $401.0 million, an $8.0 million increase in turkey sales to $70.8 million, a $4.5 million increase in Mexico chicken sales to $80.4 million and a $2.0 million increase in sales of other U.S. products to $48.6 million. The increase in U.S. chicken sales was primarily due to a 15.5% increase in dressed pounds produced, which resulted primarily from the inclusion of three months results in this year's quarter as opposed to two months results for the same period last year from the acquisition of WLR Foods, offset partially by a 2.6% decrease in total revenue per dressed pound produced. The 12.7% increase in turkey sales was due to the acquisition of WLR Foods, effective January 27, 2001. The $2.0 million increase in sales of other U.S. products to $48.6 million was primarily due to higher volume in the Company's wholesale feed operations and increased sales of other products by the Company's distribution centers. The $4.5 million increase in Mexico chicken sales was primarily due to a 13.9% increase in average revenue per dressed pound produced offset partially by a 7.0% decrease in dressed pounds produced.

COST OF SALES. Consolidated cost of sales was $572.1 million in the second quarter of fiscal 2002, an increase of $59.7 million, or 11.7%, compared to the second quarter of fiscal 2001. The U.S. operations accounted for $61.2 million of the increase in the cost of sales, which was offset partially by a $1.5 million decrease in the cost of sales of our Mexico operations.

The cost of sales increase in our U.S. operations of $61.2 million was due primarily to the acquisition of WLR Foods. $15.2 million of the increase related to turkey operations, which includes a $5.5 million turkey inventory write down related to the low pathogenic avian influenza described above. The increase in cost of sales for chicken products also resulted from increased production of higher cost prepared foods products.

The $1.5 million decrease in cost of sales in our Mexico operations was primarily due to a 7.0% decrease in dressed pounds produced.

GROSS PROFIT. Gross profit was $28.6 million for the second quarter of fiscal 2002, a decrease of $0.6 million, or 2.0%, over the same period last year. Gross profit as a percentage of sales decreased to 4.8% in the second quarter of fiscal 2002, from 5.4% in the second quarter of fiscal 2001 due primarily to the negative effects of the avian influenza outbreak in our Eastern Division offset by improved operating efficiencies.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Consolidated selling, general and administrative expenses were $33.0 million in the second quarter of fiscal 2002 and $34.5 million in the second quarter of fiscal 2001. The $1.5 million decrease was due primarily synergies resulting from the WLR Foods acquisition. Consolidated selling, general and administrative expenses as a percentage of sales decreased in the second quarter of fiscal 2002 to 5.5%, compared to 6.4% in the second quarter of fiscal 2001, due primarily to synergies resulting from the WLR Foods acquisition.

OPERATING (LOSS). Consolidated operating loss was $4.4 million for the second quarter of fiscal 2002, decreasing by approximately $0.9 million, when compared to the second quarter of fiscal 2001.

INTEREST EXPENSE. Consolidated net interest expense increased 2.5% to $7.3 million in the second quarter of fiscal 2002, when compared to $7.1 million for the second quarter of fiscal 2001, due to higher outstanding balances offset partially by lower interest rates.

INCOME TAX BENEFIT. Consolidated income tax benefit in the second quarter of fiscal 2002 increased to $13.4 million compared to $2.3 million in the second quarter of fiscal 2001. This increase in benefit resulted primarily from a $9.7 million tax benefit from changes in the Mexico tax laws becoming effective this quarter.

Based on the passage of the new Mexico tax law, the Company anticipates that the effective tax rate on Mexican earnings will be approximately 20% in subsequent periods. However, the significant Mexican tax loss carryforward will limit cash payments for taxes (see note E).

FIRST SIX MONTHS OF FISCAL 2002 COMPARED TO FIRST SIX MONTHS OF FISCAL 2001

CONSOLIDATED NET SALES. Consolidated net sales were $1.3 billion for the first six months of fiscal 2002, an increase of $329.2 million, or 35.5%, from the first six months of fiscal 2001. The increase in consolidated net sales resulted from a $181.1 million increase in U.S. chicken sales to $803.2 million, a $125.0 million increase in turkey sales to $187.9 million, a $17.0 million increase in Mexico chicken sales to $171.3 million and a $6.9 million increase in sales of other U.S. products to $94.4 million. The increase in U.S. chicken sales was primarily due to a 32.5% increase in dressed pounds produced, which resulted primarily from the acquisition of WLR Foods, offset partially by a 3.1% decrease in total revenue per dressed pound produced. The increase in turkey sales was due to the inclusion of six months results in this year's first six months as opposed to two months results for the same period last year from the acquisition of WLR Foods. The $17.0 million increase in Mexico chicken sales was primarily due to an 11.2% increase in average revenue per dressed pound produced offset partially by a 0.2% decrease in dressed pounds produced. The $6.9 million increase in sales of other U.S. products was primarily due to poultry by-products sales price increases and increase in sales of other products.

COST OF SALES. Consolidated cost of sales was $1.2 billion in the first six months of fiscal 2002, an increase of $319.0 million, or 37.5 % compared to the first six months of fiscal 2001. The U.S. operations accounted for $315.6 million of the increase in the cost of sales and our Mexico operations accounted for $3.4 million of the increase.

The cost of sales increase in our U.S. operations of $315.6 million was due primarily to the acquisition of WLR, $120.9 million of which is related to the turkey operations, which included a $5.5 million inventory write down related to an outbreak of a low pathogenic avian influenza. The increase in cost of sales of chicken products also resulted from increased production of higher cost prepared foods products.

The $3.4 million cost of sales increase in our Mexico operations was primarily due to a 2.5% increase in dressed pounds produced.

GROSS PROFIT. Gross profit was $86.5 million for the first six months of fiscal 2002, an increase of $10.1 million, or 13.2%, over the same period last year, due primarily to the acquisition of WLR Foods. Gross profit as a percentage of sales decreased to 6.9% in the first six months of fiscal 2002, from 8.2% in the first six months of fiscal 2001 primarily due to increased operating expenses from the avian influenza in our Eastern Division.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Consolidated selling, general and administrative expenses were $67.5 million in the first six months of fiscal 2002 and $58.4 million in the first six months of fiscal 2001. The $9.1 million increase was due primarily to the acquisition of WLR Foods. Consolidated selling, general and administrative expenses as a percentage of sales decreased in the first six months of fiscal 2002 to 5.4%, compared to 6.3% in the first six months of fiscal 2001, due primarily to synergies resulting from the WLR Foods acquisition.

OPERATING INCOME. Consolidated operating income remained relatively stable at $19.0 million for the first six months of fiscal 2002, increasing by approximately $1.0 million, when compared to the first six months of fiscal 2001.

INTEREST EXPENSE. Consolidated net interest expense increased 41.1% to $15.8 million in the first six months of fiscal 2002, when compared to $11.2 million for the first six months of fiscal 2001, due to higher outstanding balances partially offset by lower interest rates.

INCOME TAX EXPENSE. Consolidated income tax benefit in the first six months of fiscal 2002 was $10.7 million compared to an income tax expenses of $4.0 million in the first six months of fiscal 2001. This decrease was a result of a $9.7 million income tax benefit resulting from changes in the Mexico tax laws and from lower U.S. pre-tax earnings.

LIQUIDITY AND CAPITAL RESOURCES

WE MAINTAIN $130.0 MILLION IN REVOLVING CREDIT FACILITIES AND $400.0 MILLION IN A SECURED REVOLVING/TERM BORROWING FACILITY. THE $400.0 MILLION REVOLVING/TERM BORROWING FACILITY PROVIDES FOR $285.0 MILLION AND $115.0 MILLION OF 10-YEAR AND 7-YEAR COMMITMENTS, RESPECTIVELY. BORROWINGS UNDER THIS FACILITY ARE SPLIT PRO RATA BETWEEN THE 10-YEAR AND 7-YEAR MATURITIES AS THEY OCCUR. THE CREDIT FACILITIES PROVIDE FOR INTEREST AT RATES RANGING FROM LIBOR PLUS FIVE-EIGHTHS PERCENT TO LIBOR PLUS TWO AND THREE-QUARTERS PERCENT, DEPENDING UPON OUR TOTAL DEBT TO CAPITALIZATION RATIO. INTEREST RATES ON DEBT OUTSTANDING UNDER THESE FACILITIES AS OF MARCH 30, 2002 RANGED FROM LIBOR PLUS ONE AND ONE-QUARTER PERCENT TO LIBOR PLUS TWO AND ONE-QUARTER PERCENT. THESE FACILITIES ARE SECURED BY INVENTORY AND FIXED ASSETS.

AT MARCH 30, 2002, $32.3 MILLION WAS AVAILABLE UNDER THE REVOLVING CREDIT FACILITIES AND $274.0 MILLION WAS AVAILABLE UNDER THE REVOLVING/TERM BORROWING FACILITY.

IN 1998, WE ENTERED INTO AN ASSET SALE AGREEMENT TO SELL UP TO $60 MILLION OF ACCOUNTS RECEIVABLE, WHICH AGREEMENT EXPIRES IN JUNE 2003. IN CONNECTION WITH THE ASSET SALE AGREEMENT, WE SELL, ON A REVOLVING BASIS, CERTAIN OF OUR TRADE RECEIVABLES (THE "POOLED RECEIVABLES") TO A SPECIAL PURPOSE CORPORATION WHOLLY OWNED BY US, WHICH IN TURN SELLS A PERCENTAGE OWNERSHIP INTEREST TO THIRD PARTIES. AT MARCH 30, 2002 AND SEPTEMBER 29, 2001, AN INTEREST IN THESE POOLED RECEIVABLES OF $60.0 MILLION AND $58.5 MILLION, RESPECTIVELY, HAD BEEN SOLD TO THIRD PARTIES AND IS REFLECTED AS A REDUCTION IN ACCOUNTS RECEIVABLE. THESE TRANSACTIONS HAVE BEEN RECORDED AS SALES IN ACCORDANCE WITH FINANCIAL ACCOUNTING STANDARDS BOARD STATEMENT NO. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES. THE INCREASE IN POOLED RECEIVABLE SALES FROM SEPTEMBER 29, 2001 IS INCLUDED IN CASH FLOWS FROM OPERATING ACTIVITIES IN OUR CONSOLIDATED STATEMENTS OF CASH FLOWS. LOSSES ON THESE SALES WERE IMMATERIAL.

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

AT MARCH 30, 2002, OUR WORKING CAPITAL DECREASED TO $149.9 MILLION AND OUR CURRENT RATIO DECREASED TO 1.54 TO 1, COMPARED WITH WORKING CAPITAL OF $203.4 MILLION AND A CURRENT RATIO OF 1.85 TO 1 AT SEPTEMBER 29, 2001, PRIMARILY DUE TO INCREASED SHORT TERM BORROWINGS USED TO REPAY CERTAIN LONG-TERM DEBT.

TRADE ACCOUNTS AND OTHER RECEIVABLES WERE $82.7 MILLION AT MARCH 30, 2002, COMPARED TO $95.0 MILLION AT SEPTEMBER 29, 2001. THE 13.0% DECREASE IN TRADE ACCOUNTS AND OTHER RECEIVABLES WAS PRIMARILY DUE TO NORMAL SEASONAL VARIATIONS. EXCLUDING THE SALE OF RECEIVABLES, TRADE ACCOUNTS AND OTHER RECEIVABLES WOULD HAVE DECREASED $10.8 MILLION TO $142.7 MILLION AT THE END OF THE SECOND QUARTER OF FISCAL 2002 FROM $153.5 MILLION AT THE END OF FISCAL 2001.

INVENTORIES WERE $322.6 MILLION AT MARCH 30, 2002, COMPARED TO $314.4 MILLION AT SEPTEMBER 29, 2001. THE $8.2 MILLION, OR 2.6%, INCREASE IN INVENTORIES WAS PRIMARILY DUE TO NORMAL INCREASES IN FINISHED TURKEY PRODUCTS INVENTORIES RELATING TO EXPECTED INCREASES IN SALES OF TURKEY PRODUCTS IN THE HOLIDAY SEASON.

ACCOUNTS PAYABLE AND ACCRUED EXPENSES DECREASED $19.4 MILLION TO $215.4 MILLION AT MARCH 30, 2002, COMPARED TO $234.8 MILLION AT SEPTEMBER 29, 2001 DUE TO SEASONAL VARIATIONS.

CAPITAL EXPENDITURES OF $32.2 MILLION AND $60.4 MILLION, FOR THE SIX MONTHS ENDED MARCH 30, 2002 AND MARCH 31, 2001, RESPECTIVELY, WERE INCURRED PRIMARILY TO ACQUIRE AND EXPAND CERTAIN FACILITIES, IMPROVE EFFICIENCIES, REDUCE COSTS AND FOR THE ROUTINE REPLACEMENT OF EQUIPMENT. WE ANTICIPATE SPENDING APPROXIMATELY $70.0 MILLION IN FISCAL 2002 TO IMPROVE EFFICIENCIES AND FOR THE ROUTINE REPLACEMENT OF EQUIPMENT. WE EXPECT TO FINANCE SUCH EXPENDITURES WITH AVAILABLE OPERATING CASH FLOWS AND EXISTING CREDIT FACILITIES.

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES WERE $23.1 MILLION AND ($31.5) MILLION FOR THE SIX MONTHS ENDED MARCH 30, 2002 AND MARCH 31, 2001, RESPECTIVELY. THE INCREASE IN CASH FLOWS PROVIDED BY OPERATING ACTIVITIES IN THE FIRST SIX MONTHS OF FISCAL 2002 COMPARED TO THE FIRST SIX MONTHS OF FISCAL 2001 WAS PRIMARILY DUE TO INCREASED NET INCOME, INCREASED DEPRECIATION FROM THE WLR ACQUISITION AND DECREASED TRADE ACCOUNTS AND OTHER RECEIVABLES FROM THE IMPROVED COLLECTIONS.

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES WERE ($2.8) MILLION AND $307.6 MILLION FOR THE SIX MONTH PERIODS ENDED MARCH 30, 2002 AND MARCH 30, 2001, RESPECTIVELY. THE CASH USED IN FINANCING ACTIVITIES PRIMARILY REFLECTS THE PAYMENTS ON NOTES PAYABLE AND LONG-TERM FINANCING AND DEBT RETIREMENT. DURING THE SIX MONTHS ENDED MARCH 31, 2001 THE COMPANY PURCHASED WLR FOODS, INC. USING $239.9 MILLION IN BORROWINGS TO COMPLETE THE ACQUISITION.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes from the information provided in Item 7a of the Company's Annual Report on Form 10-K for the year ended September 29, 2001.

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

*   Disease   outbeaks   affecting   the  production   performance   and/or
marketability of the Company's poultry products;

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

                        PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In January of 1998, seventeen of our current and/or former employees filed the case of "Octavius Anderson, et al. v. Pilgrim's Pride Corporation" in the United States District Court for the Eastern District of Texas, Lufkin Division claiming Pilgrim's Pride violated requirements of the Fair Labor Standards Act. The suit alleged Pilgrim's Pride failed to pay employees for all hours worked. The suit generally alleged that (1) employees should be paid for time spent to put on, take off, and clean certain personal gear at the beginning and end of their shifts and breaks and (2) the use of a master time card or production "line" time fails to pay employees for all time actually worked. Plaintiffs sought to recover unpaid wages plus liquidated damages and legal fees. Approximately 1,700 consents to join as plaintiffs were filed with the court by current and/or former employees. During the week of March 5, 2001, the case was tried in the Federal Court of the Eastern District of Texas, Lufkin, Texas. The Company prevailed at the trial with a judgment issued by the judge, which found no evidence presented to support the plaintiffs' allegations. The plaintiffs have filed an appeal in the Fifth Circuit Court of Appeals to reverse the judge's decision. The plaintiff's brief was submitted to the court on November 5, 2001. Pilgrim's Pride's response to the plaintiff's brief to the Fifth Circuit Court of Appeals was submitted on December 5, 2001 and oral arguments have been set for the week of June 3, 2002. Appellants filed a short reply brief. The National Chicken Council has filed an Amicus Curiae brief in support of our position on this appeal, which was accepted by the court. Neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to this case can be determined at this time. The Company does not expect this matter, individually or collectively, to have a material impact on our financial position, operations or liquidity. Substantially similar suits have been filed against other integrated poultry companies, including the Betty Kennell case discussed below, a number of which have been favorably resolved at the trial or appellate court level.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Pilgrim's Pride Corporation held its Annual Meeting of Shareholders on January 31, 2002. The meeting was held to elect the Board of Directors for the ensuing year; to appoint Ernst & Young LLP as the Company's independent auditors for the fiscal year ending September 28, 2002; and to transact such other business as may be properly brought before the meeting. There were 12,335,507 Class A shares and 26,479,675 Class B shares represented with one vote per share for Class A shares (12,335,507 votes in the aggregate) and twenty votes per share for Class B shares (529,593,500 votes in the aggregate). With regard to the election of Directors for the ensuing year, the following votes were cast:

NOMINEE                    FOR     AGAINST    WITHHELD
Lonnie "Bo" Pilgrim
   Class A              12,034,820    --        300,687
   Class B             490,539,280    --     39,054,220
Clifford E. Butler
   Class A              12,006,640    --        328,867
   Class B             504,047,680    --     25,545,820
David Van Hoose
   Class A              12,006,392    --        329,115
   Class B             504,040,660    --     25,552,840
Richard A. Cogdill
   Class A              12,175,401    --        160,106
   Class B             508,329,920    --     21,263,580
Lonnie Ken Pilgrim
   Class A              12,006,758    --        328,749
   Class B             490,584,100    --     39,009,400
Charles L. Black
   Class A              12,283,320    --         52,187
   Class B             524,810,920    --      4,782,580
S. Key Coker
   Class A              12,282,393    --         53,114
   Class B             524,855,680    --      4,737,820
Vance C. Miller, Sr.
   Class A              12,282,096    --         53,411
   Class B             524,788,200    --      4,805,300
James G. Vetter, Jr.
   Class A              12,114,674    --        220,833
   Class B             524,476,080    --      9,117,420
Donald L. Wass, Ph.D.
   Class A              12,283,373    --         52,134
   Class B             524,788,260    --      4,805,240

All Directors were elected by the above results.

With regard to ratifying the appointment of Ernst & Young LLP as the Company's independent auditors for fiscal 2001, the following votes were cast:

                For       Against     Abstained
   Class A   12,328,520    5,540        1,447
   Class B  529,445,240   77,600       70,660

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit Number

10.29 Promissory note dated January 4, 2002 signed by David Van Hoose in favor of Pilgrim's Pride Corporation.
10.30    Promissory  note  dated  January  4,  2002  signed by Clifford E.
         Butler in favor of Pilgrim's Pride Corporation.
10.31    Promissory  note  dated  January  4, 2002 signed  by  Richard  A.
         Cogdill in favor of Pilgrim's Pride Corporation.
10.32 Promissory note dated January 4, 2002 signed by Robert L. Hendrix in favor of Pilgrim's Pride Corporation.
10.33 Promissory note dated January 4, 2002 signed by Mike Murray in favor of Pilgrim's Pride Corporation.
10.34 Promissory note dated January 4, 2002 signed by O. B. Goolsby in favor of Pilgrim's Pride Corporation.
10.35    Promissory note  dated  January  4,  2002  signed  by  Lonnie Ken
         Pilgrim in favor of Pilgrim's Pride Corporation.

(b)  Reports on Form 8-K

   The Company did not file any reports on Form 8-K during the fiscal quarter ending March 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   PILGRIM'S PRIDE CORPORATION


Date   May 14, 2002			/s/ Richard A. Cogdill

			                 Richard A. Cogdill
                                   Executive Vice President,
                                   Chief Financial Officer,
                                   Secretary and Treasurer
                                   in his respective capacity as such