Form 10-Q
period 2002-06-29
PILGRIMS PRIDE CORP
filed 2002-07-29
CIK 802481

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                 FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                    For quarter ended    JUNE 29, 2002

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

27,589,250 shares of the Registrant's Class B Common Stock, $.01 par value, were outstanding as of July 26, 2002.

13,523,429 shares of the Registrant's Class A Common Stock, $.01 par value, were outstanding as of July 26, 2002.

                                   INDEX

               PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

     Item 1. Financial Statements (Unaudited)

        Consolidated balance sheets

           June  29, 2002 and September 29, 2001

        Consolidated statements of income

           Three month and nine month periods ended  June 29, 2002 and June
                30, 2001

        Consolidated statements of cash flows

           Nine months ended June 29, 2002 and June 30, 2001

        Notes to consolidated financial statements--June 29, 2002


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Item 3. Quantitative and Qualitative Disclosures about Market Risk

PART II.  OTHER INFORMATION

     Item 1. Legal Proceedings

     Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                 PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)
                                    June 29, 2002    SEPTEMBER 29, 2001
ASSETS                      (in thousands, except share and per share data)
Current Assets:
   Cash and cash equivalents           $    7,813    		$   20,916
   Trade accounts and other receivables,
     less allowance for doubtful accounts  91,705               95,022
   Inventories                            331,092              314,400
   Other current assets                     9,683               12,934
        Total Current Assets              440,293              443,272

Other Assets                               21,803               20,067
Property, Plant and Equipment:
   Land                                    37,356               36,350
   Buildings, machinery and equipment     985,311              929,922
   Autos and trucks                        55,453               53,264
   Construction in progress                62,083               71,427
                                        1,140,203            1,090,963
   Less accumulated depreciation          383,934              338,607
                                          756,269              752,356
                                       $1,218,365          $ 1,215,695
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Notes payable to banks              $   58,000          $        --
   Accounts payable                       136,516              151,265
   Accrued expenses                        82,590               83,558
   Current maturities of long-term debt     5,207                5,099
        Total Current Liabilities         282,313              239,922

Long-Term Debt, less current maturities   418,064              467,242
Deferred Income Taxes                     118,068              126,710
Minority Interest in Subsidiary             2,010                  889
Commitments and Contingencies                  --                   --

Stockholders' Equity:
   Preferred stock, $.01 par value,
     authorized 5,000,000 shares;
     none issued                               --                   --
   Common stock - Class A, $.01 par value,
     authorized 100,000,000 shares;
     13,794,529 issued and outstanding
     at June 29, 2002 and September 29,
     2001, respectively                       138                 138
   Common stock - Class B, $.01 par value,
     authorized 60,000,000 shares;
     27,589,250 issued and outstanding
     at June 29, 2002 and September 29, 2001,
     respectively                             276                 276
   Additional paid-in capital              79,625              79,625
   Retained earnings                      318,413             302,758
   Accumulated and Other Comprehensive
     Income                                 1,026               (297)
   Less treasury stock, 271,100 shares    (1,568)             (1,568)
     Total Stockholders' Equity           397,910             380,932
                                      $ 1,218,365         $ 1,215,695
See notes to consolidated financial statements.



                 PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                             Three Months Ended         Nine Months Ended
                             June 29,     June 30,    June 29,    June 30,
                               2002         2001        2002      2001
                           (in thousands, except share and per share data)
Net Sales               $637,116      $645,836    $1,893,899   $1,573,461
Costs and Expenses:
   Cost of sales         590,116       570,211     1,760,404    1,421,454
   Selling, general and
      administrative      32,954        30,139       100,491       88,581
                         623,070       600,350     1,860,895    1,510,035
        Operating income  14,046        45,486        33,004       63,426

Other Expense (Income):
   Interest expense, net   9,031        10,014        24,866       21,239
   Foreign exchange loss/
     (gain)                2,269         (602)         1,374        (439)
   Miscellaneous, net    (3,778)         1,751       (3,292)        1,348
                           7,522        11,163        22,948       22,148
Income before income
   taxes                   6,524        34,323        10,056       41,278
Income tax expense
   (benefit)               3,258         9,056       (7,453)       13,075

        Net income       $ 3,266      $ 25,267     $  17,509    $  28,203
Net income per common share
   - basic and diluted   $  0.08      $   0.62     $    0.43    $    0.69
Dividends per common
   share                 $ 0.015      $  0.015     $   0.045    $   0.045
Weighted average shares
   outstanding        41,112,679    41,112,679    41,112,679    41,112,679

See notes to financial statements.

                        PILGRIM'S PRIDE CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                                  Nine Months Ended
                                           June 29, 2002    June 30, 2001
                                                    (in thousands)
Cash Flows From Operating Activities:
   Net income                                    $17,509          $28,203
   Adjustments to reconcile net income to cash
      provided by operating activities:
         Depreciation and amortization            52,859           39,428
         Loss on property disposals                  227               76
         Deferred income taxes                   (8,642)            4,486

   Changes in operating assets and liabilities:
         Accounts and other receivables            3,317         (24,748)
         Inventories                            (16,692)         (18,167)
         Prepaid expenses and other
            current assets                         3,251          (2,326)
         Accounts payable and accrued expenses  (15,717)          (9,181)
         Other                                     2,655            (519)
            Cash Provided by Operating
               Activities                         38,767           17,252
Investing Activities:
   Acquisitions of property, plant and equipment(56,430)         (87,640)
   Business acquisitions                             --         (239,539)
   Proceeds from property disposals                 790             1,622
   Other, net                                    (2,923)            3,040
         Net Cash Used In Investing Activities  (58,563)        (322,517)
Financing Activities:
    Borrowing for acquisition                        --           285,070
    Repayments on WLR Foods, Inc. debt               --          (45,531)
    Proceeds from notes payable to banks        141,500           136,000
    Repayments of notes payable to banks       (83,500)          (82,000)
    Proceeds from long-term debt                 63,101           102,631
    Payments on long-term debt                (112,171)         (108,491)
    Cash dividends paid                         (1,854)           (1,854)
         Cash Provided By Financing Activities    7,076           285,825

    Effect of exchange rate changes on cash and
       cash equivalents                           (383)               147
 	   Decrease in cash and cash equivalents (13,103)          (19,293)
Cash and cash equivalents at beginning of year   20,916            28,060
         Cash and cash equivalents at end
             of period                        $   7,813        $    8,767
Supplemental disclosure information:
    Cash paid during the period for:
      Interest (net of amount capitalized)    $  22,833         $  16,262
      Income taxes                                1,451             6,845


See notes to consolidated financial statements.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Pilgrim's Pride Corporation ("Pilgrim's" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended June 29, 2002 are not necessarily indicative of the results that may be expected for the year ended September 28, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in Pilgrim's annual report on Form 10-K for the year ended September 29, 2001.

The consolidated financial statements include the accounts of Pilgrim's and
its  wholly  and  majority  owned  subsidiaries.   Significant intercompany
accounts and transactions have been eliminated.

Total comprehensive income for the three months ending and the nine months ending June 29, 2002 and June 30, 2001 was $4.9 million, $18.8 million and $25.3 million, $27.8 million, respectively.

On January 27, 2001, we acquired WLR Foods, Inc. (formerly Nasdaq:WLRF) for approximately $239.5 million and the assumption of approximately $45.5 million of indebtedness. WLR Foods' operations have been included since the acquisition on January 27, 2001. The acquisition was accounted for under the purchase method of accounting and the purchase price has been allocated based on the estimated fair value of assets and liabilities.

Pro Forma Financial Information: The following unaudited pro forma financial information has been presented as if the acquisition of WLR Foods had occurred as of the beginning of the nine months ended June 30, 2001. In addition, certain reclassifications have been made to the WLR Foods historical financial statements to conform to the presentation used by Pilgrim's Pride Corporation.

                                         Nine Months Ended
                                  Historical         ProForma
                                June 29, 2002      June 30, 2001
                                         (in thousands)
Net Sales                         $1,893,899         $1,837,891
Operating Income                      33,004             51,681
Depreciation and Amortization         52,859             48,561
Interest Expense, Net                 24,866             30,253
Income Before Tax                     10,056             20,384
Net Income                        $   17,509         $   15,457
Net Income Per Common Share
   - Basic and Diluted            $     0.43         $     0.37


NOTE B--ACCOUNTS RECEIVABLE

In 1998 the Company entered into an Asset Sale Agreement to sell up to $60 million of accounts receivable. In connection with the Asset Sale Agreement, the Company sells, on a revolving basis, certain of its trade receivables (the "Pooled Receivables") to a special purpose corporation wholly owned by the Company, which in turn sells a percentage ownership interest to third parties. At June 29, 2002 and September 29, 2001, an interest in these Pooled Receivables of $60.0 million and $58.5 million, respectively, had been sold to third parties and is reflected as a reduction to accounts receivable. The increase in pooled receivable sales from September 29, 2001 is included in cash flows from operating activities in the Consolidated Statements of Cash Flows. Losses on sales were immaterial.

NOTE C--INVENTORIES


Inventories consist of the following:

                              June 29, 2002         September 29, 2001
                                         (in thousands)
Chicken:
   Live chicken and hens        $  101,645                  $  97,073
   Feed, eggs and other             69,085                     77,970
   Finished chicken products        68,914                     70,493
                                   239,644                    245,536
Turkey:
   Live turkey and hens             24,975                     30,694
   Feed, eggs and other             13,979                      3,906
   Finished turkey products         52,494                     34,264
                                    91,448                     68,864
        Total Inventories         $331,092                   $314,400

NOTE D--LONG TERM DEBT

At June 29, 2002, the Company maintained $130.0 million in revolving credit facilities and $400.0 million in a secured revolving/term borrowing facility. The $400.0 million revolving/term borrowing facility provides for $285.0 million and $115.0 million of 10-year and 7-year commitments, respectively. Borrowings under these facilities are split pro rata between the 10-year and 7-year maturities as they occur. The credit facilities provide for interest at rates ranging from LIBOR plus five-eighths percent to LIBOR plus two and three-quarters percent depending upon the Company's total debt to capitalization ratio. Interest rates on debt outstanding under these facilities at June 29, 2002 ranged from LIBOR plus one and one-quarter percent to LIBOR plus two percent. These facilities are secured by inventory and fixed assets or are unsecured. At June 29, 2002, approximately $28.4 million was available under the revolving credit facilities, borrowing under these facilities, are intended to be paid within one year and are classified as current liabilities and $270.2 million was available under the revolving/term borrowing facility. Annual maturities of long-term debt for the remainder of fiscal 2002 and for the five years subsequent to June 29, 2002 are: 2002 -- $1.3 million; 2003 -- $6.9 million; 2004 -- $14.5 million; 2005 -- $13.9 million; and 2006 --
$52.5 million.

NOTE E -- INCOME TAXES

Effective January 1, 2002, the Mexican Congress passed the Mexican tax reform (the "Reform") legislation, which eliminated the previous tax exemption under Simplified Regime for the Company's Mexico subsidiaries. The Reform requires the Company's Mexico subsidiaries to calculate and pay taxes under a new simplified regime pursuant to Mexico's income tax laws beginning January 1, 2002, subject to certain transitional provisions. The primary transitional provision was an exit calculation, which generated a net operating loss carryforward for Mexican income tax purposes.

As a result of the Reform, the Company recognized a tax benefit of approximately $9.7 million as of January 1, 2002, primarily to reflect the benefit of the net operating loss carryforward for Mexican tax purposes.

The additional deferred tax assets and liabilities resulting from the enactment of the Reform effective January 1, 2002 are summarized as follows (in thousands):

Deferred tax liabilities:

Tax over book depreciation                 $ 17,468
Inventory valuation                           6,905
Other                                         5,559
Total deferred tax liabilities               29,932
Deferred tax assets:
Mexico net operating losses                (47,732)
Other                                         (524)
Total deferred tax asset                   (48,256)
Less:
Valuation allowance                           8,613
Net deferred tax (assets)                 ($ 9,711)

The valuation allowance reflects the portion of the net operating losses attributable to certain of the Company's Mexico subsidiaries that currently do not have significant operations and, accordingly, such losses are expected to expire unutilized.

The Mexican tax operating loss carryforwards expire in the years ranging from 2008 through 2012.

NOTE F--RELATED PARTY TRANSACTIONS

The major stockholder of the Company owns a chicken growing and an egg laying operation.

PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES
JUNE 29, 2002


Transactions with related parties are summarized as follows:

                             Three Months Ended          Nine Months Ended
                             June 29,  June 30,          June 29,  June 30, 					       2002      2001              2002     2001
							  (in thousands)
Contract  egg grower fees
   to major stockholder       $    --   $   48            $    8    $ 1,468
Lease payments on commercial
   egg property                   187      188               563        376
Chick, feed and other sales
   to major stockholder           425      344            44,485     38,459
Live   chicken  purchases
from major stockholder            126      288            44,299     39,341
Loan guaranty fees                579      811             2,227      1,245
Lease payments on airplane        145      164               469        465

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

The Company had accounts receivable of approximately $0.1 million at June 29, 2002 from its major stockholder and related parties. Additionally, the Company had $0.1 million at June 29, 2002 in notes receivable from other officers of the Company.

NOTE G--CONTINGENCIES

In January of 1998, seventeen of our current and/or former employees filed the case of "Octavius Anderson, et al. v. Pilgrim's Pride Corporation" in the United States District Court for the Eastern District of Texas, Lufkin Division claiming Pilgrim's Pride violated requirements of the Fair Labor Standards Act. The suit alleged Pilgrim's Pride failed to pay employees for all hours worked. The suit generally alleged that (1) employees should be paid for time spent to put on, take off, and clean certain personal gear at the beginning and end of their shifts and breaks and (2) the use of a master time card or production "line" time fails to pay employees for all time actually worked. Plaintiffs sought to recover unpaid wages plus liquidated damages and legal fees. Approximately 1,700 consents to join as plaintiffs were filed with the court by current and/or former employees. During the week of March 5, 2001, the case was tried in the Federal Court of the Eastern District of Texas, Lufkin, Texas. The Company prevailed at the trial with a judgment issued by the judge, which found no evidence presented to support the plaintiffs' allegations. The plaintiffs filed an appeal in the Fifth Circuit Court of Appeals to reverse the judge's decision. The plaintiff's brief was submitted to the court on November 5, 2001. Pilgrim's Pride's response to the plaintiff's brief to the Fifth Circuit Court of Appeals was submitted on December 5, 2001. The Fifth Circuit heard oral arguments in this matter on June 4, 2002. On June 6, 2002 the Fifth Circuit Court of Appeals entered a per curiam opinion affirming the opinion of the trial court. Appellants did not file any motion for a rehearing and the time for filing of such a motion has passed.

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

On August 20, 1999, the former WLR Foods brought legal action as a plaintiff in an antitrust lawsuit filed in the U.S. District Court in Washington D.C. alleging a world-wide conspiracy by approximately 34 named defendants to control production capacity and raise prices of common vitamins such as A, B-4, C, and E. The Company, as successor to WLR Foods in this suit, received $8.5 million in the third quarter of fiscal 2002 in partial settlement of its claims, $3.3 million of which was recorded by the Company as a component of "Other Expense (Income): Miscellaneous, Net" in the third quarter of fiscal 2002 as the recovery amount received during the period exceeded the $5.2 million recovery amount recorded at the time of the acquisition of WLR Foods. The initial estimate of the amount that would be recovered under the WLR Foods claims was based on the ratio of recoveries to vitamin purchases, that was inherent in similar claims settled by the Company in fiscal 2001 on substantially similar claims. To date, claims related to approximately one-third of the WLR Foods affected vitamin purchases have been settled by or on behalf of the former WLR Foods netting the approximately $10.0 million to the former WLR Foods and/or the Company. No assurances can be made regarding the likelihood or timing of future settlements or whether or not future recoveries, if any, will be proportionally less than, equal to or greater than these previous recovery amounts.

AS DESCRIBED IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS", THE COMPANY HAS INCURRED AND EXPECTS TO INCUR SIGNIFICANT LOSSES ASSOCIATED WITH THE OUTBREAK OF LOW-PATHOGENIC AVIAN INFLUENZA, A DISEASE CONTAGIOUS TO TURKEY, CHICKEN AND OTHER BIRDS, WAS DISCOVERED IN VIRGINIA DURING THE SECOND AND THIRD QUARTERS OF FISCAL 2002.

ON JUNE 19, 2002, U.S. SECRETARY OF AGRICULTURE ANN VENEMAN PROPOSED TO THE OFFICE OF MANAGEMENT AND BUDGET THAT THE U.S. DEPARTMENT OF AGRICULTURE COVER ONE-HALF, OR AN ESTIMATED $69.2 MILLION, OF THE TOTAL ESTIMATED ECONOMIC LOSS SUFFERED BY THE POULTRY INDUSTRY AND INDEPENDENT GROWERS IN VIRGINIA DUE TO THE AVIAN INFLUENZA OUTBREAK. SECRETARY VENEMAN ALSO RECOMMENDED THAT THE GOVERNMENT OF VIRGINIA COVER THE REMAINING PORTION. IT IS OUR UNDERSTANDING THAT, AS PART OF HER PROPOSAL SECRETARY VENEMAN IS SUGGESTING THAT INDEPENDENT CHICKEN AND TURKEY GROWERS WILL BE FULLY COMPENSATED FOR THEIR LOSSES FIRST AND THAT THE REMAINDER IS TO BE ALLOCATED TO OTHER POULTRY PRODUCERS (INCLUDING THE COMPANY) WHOSE FLOCKS WERE DESTROYED BY THE VIRUS. THE COMPANY ESTIMATES THAT APPROXIMATELY 5-7% OF THE TOTAL ECONOMIC LOSS SUFFERED BY THE INDUSTRY WAS BORNE BY INDEPENDENT CHICKEN AND TURKEY GROWERS. NO ASSURANCE CAN BE GIVEN THAT ANY OF THE UNITED STATES FEDERAL OR STATE AGENCIES WILL IN FACT PROVIDE ECONOMIC ASSISTANCE TO THE POULTRY GROWERS AND PRODUCERS AFFECTED BY THE AVIAN INFLUENZA OUTBREAK IN THE COMMONWEALTH OF VIRGINIA, NOR CAN WE ESTIMATE WHEN, IF EVER, SUCH ECONOMIC ASSISTANCE WILL BE DISTRIBUTED TO THE AFFECTED PARTIES. NO ANTICIPATED RECOVERIES HAVE BEEN RECORDED BY THE COMPANY. IN THE EVENT THAT FEDERAL AND/OR STATE AGENCIES DO DECIDE TO GRANT ECONOMIC ASSISTANCE TO THE AFFECTED POULTRY GROWERS AND PRODUCERS, IT IS IMPOSSIBLE AT THIS TIME TO ESTIMATE HOW THE FEDERAL AND/OR STATE AGENCIES WILL ALLOCATE ANY SUCH ASSISTANCE BETWEEN AFFECTED POULTRY GROWERS AND PRODUCERS WHOSE FLOCKS WERE DESTROYED BY THE VIRUS.

NOTE H--BUSINESS SEGMENTS

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

The following table presents certain information regarding the Company's segments:

                          Three Months Ended          Nine Months Ended
                         JUNE 29,     JUNE 30,       JUNE 29,    JUNE 30,
                          2002         2001*           2002       2001
                                          (in thousands)
Net Sales to Customers:
     Chicken and Other Products:
          United States  $ 476,232    $ 468,704     $1,373,859   $1,179,165
          Mexico            84,805       89,752        256,097      244,076
               Sub-total   561,037      558,456      1,629,956    1,423,241
          Turkey            76,079       87,380        263,943      150,220
               Total     $ 637,116    $ 645,836     $1,893,899   $1,573,461
Operating Income(Loss):
     Chicken and Other Products:
          United States  $  13,829    $  27,971     $   28,156   $   50,398
          Mexico             5,831       13,766         13,788       11,145
               Sub-total    19,660       41,737         41,944       61,543
         Turkey            (5,614)        3,749        (8,940)        1,883
               Total     $  14,046     $ 45,486     $   33,004   $   63,426
Depreciation and Amortization:
     Chicken and Other Products:
         Unite States    $  11,896     $ 13,275     $   35,240   $   26,790
         Mexico              3,395        3,123         10,189        8,864
               Sub-total    15,291       16,398         45,429       35,654
         Turkey              2,523        2,210          7,430        3,774
               Total     $  17,814     $ 18,608     $   52,859   $   39,428

* In 2001, the Company identified  certain  products produced by the former
WLR Foods that were included in United States  Chicken  and  Other Products
net  sales  but  were more properly classified as Turkey Net Sales.   As  a
result, $8.6 million  has  been reclassified from United States Chicken and
Other Products net sales to  Turkey  Net  Sales  for the three months ended
June  30,  2001.   Additionally,  $2.1 million has been  reclassified  from
United  States  Chicken  and  Other Products  operating  income  to  Turkey
operating  income  to  properly  reflect   operating   income   after   the
reclassification of the net sales for the three months ended June 30, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Profitability  in  the poultry  industry  is  materially  affected  by  the commodity prices of feed ingredients, chicken and turkey, which are determined by supply and demand factors. As a result, the chicken and turkey industries are subject to cyclical earnings fluctuations. Cyclical earnings fluctuations can be mitigated somewhat by:

     * Business strategy;
     * Product mix;
     * Sales and marketing plans; and
     * Operating efficiencies.

In an effort to reduce price volatility and to generate higher, more consistent profit margins, we have concentrated on the production and marketing of prepared foods products. Prepared foods products generally have higher profit margins than our other products. Also, the production and sale in the U.S. of prepared foods products reduce the impact of the costs of feed ingredients on our profitability. Feed ingredient purchases are the single largest component of our cost of goods sold, representing approximately 29.9% of our consolidated cost of goods sold in fiscal 2001. The production of feed ingredients is positively or negatively affected primarily by weather patterns throughout the world, the global level of supply inventories and demand for feed ingredients, and the agricultural policies of the United States and foreign governments. As further processing is performed, feed ingredient costs become a decreasing percentage of a product's total production cost, thereby reducing their impact on our profitability. Products sold in this form enable us to charge a premium, reduce the impact of feed ingredient costs on our profitability and improve and stabilize our profit margins.

The following table presents certain information regarding our segments:

                          Three Months Ended          Nine Months Ended
                         JUNE 29,     JUNE 30,       JUNE 29,    JUNE 30,
                          2002         2001*           2002       2001
                                          (in thousands)
Net Sales to Customers:
     Chicken and Other Products:
          United States  $ 476,232    $ 468,704     $1,373,859   $1,179,165
          Mexico            84,805       89,752        256,097      244,076
               Sub-total   561,037      558,456      1,629,956    1,423,241
          Turkey            76,079       87,380        263,943      150,220
               Total     $ 637,116    $ 645,836     $1,893,899   $1,573,461
Operating Income(Loss):
     Chicken and Other Products:
          United States  $  13,829    $  27,971     $   28,156   $   50,398
          Mexico             5,831       13,766         13,788       11,145
               Sub-total    19,660       41,737         41,944       61,543
         Turkey            (5,614)        3,749        (8,940)        1,883
               Total     $  14,046     $ 45,486     $   33,004   $   63,426
Depreciation and Amortization:
     Chicken and Other Products:
         Unite States    $  11,896     $ 13,275     $   35,240   $   26,790
         Mexico              3,395        3,123         10,189        8,864
               Sub-total    15,291       16,398         45,429       35,654
         Turkey              2,523        2,210          7,430        3,774
               Total     $  17,814     $ 18,608     $   52,859   $   39,428

* In 2001, the Company identified  certain  products produced by the former
WLR Foods that were included in United States  Chicken  and  Other Products
net  sales  but  were more properly classified as Turkey Net Sales.   As  a
result, $8.6 million  has  been reclassified from United States Chicken and
Other Products net sales to  Turkey  Net  Sales  for the three months ended
June  30,  2001.   Additionally,  $2.1 million has been  reclassified  from
United  States  Chicken  and  Other Products  operating  income  to  Turkey
operating  income  to  properly  reflect   operating   income   after   the
reclassification of the net sales for the three months ended June 30, 2001.


The following table presents certain items as a percentage of net sales for the periods indicated.

                               Percentage of Net Sales
                      Three Months Ended        Nine Months Ended
                    June 29,     June 30,      June 29,    June 30,
                      2002        2001           2002        2001
Net Sales              100.0 %    100.0 %       100.0 %     100.0 %
Costs and Expenses:
   Cost of sales        92.6       88.3          93.0        90.3
   Gross profit          7.4       11.7           7.0         9.7
   Selling, general and
      administrative     5.2        4.7           5.3         5.6
Operating Income         2.2        7.0           1.7         4.0
Interest Expense         1.4        1.6           1.3         1.3
Income before Income
   Taxes                 1.0        5.3           0.5         2.6
Net Income			 0.5        3.9           0.9         1.8


RESULTS OF OPERATIONS

On January 27, 2001, we completed the acquisition of WLR Foods, a vertically integrated producer of chicken and turkey products located in the eastern United States. Accordingly, the results of the former WLR Foods' operations are included in our third quarter ended and first nine months ended June 29, 2002. In the prior fiscal year, WLR Foods' results are included in our third quarter ended June 29, 2002 from and after January 27, 2001 are included in our first nine months ended June 29, 2001.

ON MARCH 12, 2002 AN OUTBREAK OF LOW-PATHOGENIC AVIAN INFLUENZA, A DISEASE CONTAGIOUS TO TURKEY, CHICKEN AND OTHER BIRDS, WAS DISCOVERED IN VIRGINIA. DURING THE SECOND AND THIRD QUARTERS OF FISCAL 2002, WE ESTIMATE THAT OUR OPERATING INCOME HAS BEEN NEGATIVELY IMPACTED BY APPROXIMATELY $5.5 MILLION AND $14.9 MILLION, RESPECTIVELY, DUE TO THE NEGATIVE IMPACT OF THE AVIAN INFLUENZA. AS OF JUNE 29, 2002, POULTRY GROWERS AND PRODUCERS HAVE DESTROYED APPROXIMATELY 4.7 MILLION HEAD OF POULTRY AFFECTED AS A RESULT OF THE VIRUS. TURKEYS REPRESENT APPROXIMATELY 70.0% OF THE DESTROYED POULTRY, WITH CHICKENS REPRESENTED BY APPROXIMATELY 30.0%. APPROXIMATELY ONE-HALF OF THE TURKEYS AND APPROXIMATELY THREE-QUARTERS OF THE CHICKENS DESTROYED BY THE POULTRY INDUSTRY IN VIRGINIA BELONGED TO THE COMPANY. NO NEW FLOCKS HAVE TESTED POSITIVE FOR THE PRESENCE OF AVIAN INFLUENZA IN VIRGINIA SINCE JULY 2, 2002. ASSUMING THE OUTBREAK OF AVIAN INFLUENZA HAS BEEN CONTAINED, WE CURRENTLY ESTIMATE THAT PRODUCTION IN OUR TURKEY OPERATION WILL BE SIGNIFICANTLY REDUCED OVER THE NEXT NINE MONTHS DUE TO THE VIRUS. AS A RESULT OF THE LOWER PRODUCTION IN OUR TURKEY OPERATION, WE ANTICIPATE THAT OPERATING INCOME FROM OUR TURKEY OPERATION WILL DECREASE BY AN ESTIMATED $6.0 TO $8.0 MILLION, IN THE FOURTH QUARTER OF FISCAL 2002, WHEN COMPARED TO THE SAME PERIOD IN FISCAL 2001. FURTHERMORE, WE ANTICIPATE THAT OPERATING INCOME FROM OUR TURKEY OPERATION FOR THE FIRST SIX MONTHS OF FISCAL 2003 WILL DECREASE BY APPROXIMATELY $8.0 TO $14.0 MILLION, WHEN COMPARED TO THE FIRST SIX MONTHS OF FISCAL 2002. ON JUNE 19, 2002, U.S. SECRETARY OF AGRICULTURE ANN VENEMAN PROPOSED TO THE OFFICE OF MANAGEMENT AND BUDGET THAT THE U.S. DEPARTMENT OF AGRICULTURE COVER ONE-HALF, OR AN ESTIMATED $69.2 MILLION OF THE TOTAL ESTIMATED ECONOMIC LOSS SUFFERED BY THE POULTRY INDUSTRY AND INDEPENDENT GROWERS IN VIRGINIA DUE TO THE AVIAN INFLUENZA OUTBREAK. SECRETARY VENEMAN ALSO RECOMMENDED THAT THE GOVERNMENT OF VIRGINIA COVER THE REMAINING PORTION. IT IS OUR UNDERSTANDING THAT, AS PART OF HER PROPOSAL SECRETARY VENEMAN IS SUGGESTING THAT INDEPENDENT CHICKEN AND TURKEY GROWERS WILL BE FULLY
COMPENSATED FOR THEIR LOSSES FIRST AND THAT THE REMAINDER IS TO BE ALLOCATED TO OTHER POULTRY PRODUCERS (INCLUDING THE COMPANY) WHOSE FLOCKS WERE DESTROYED BY THE VIRUS. THE COMPANY ESTIMATES THAT APPROXIMATELY 5-7% OF THE TOTAL ECONOMIC LOSS SUFFERED BY THE INDUSTRY WERE BORNE BY THESE INDEPENDENT CHICKEN AND TURKEY GROWERS. NO ASSURANCE CAN BE GIVEN THAT ANY OF THE UNITED STATES FEDERAL OR STATE AGENCIES WILL IN FACT PROVIDE ECONOMIC ASSISTANCE TO THE POULTRY GROWERS AND PRODUCERS AFFECTED BY THE AVIAN INFLUENZA OUTBREAK IN THE COMMONWEALTH OF VIRGINIA, NOR CAN WE ESTIMATE WHEN, IF EVER, SUCH ECONOMIC ASSISTANCE WILL BE DISTRIBUTED TO THE AFFECTED PARTIES. NO ANTICIPATED RECOVERIES HAVE BEEN RECORDED BY THE COMPANY. IN THE EVENT THAT FEDERAL AND/OR STATE AGENCIES DO DECIDE TO GRANT ECONOMIC ASSISTANCE TO THE AFFECTED POULTRY GROWERS AND PRODUCERS, IT IS IMPOSSIBLE AT THIS TIME TO ESTIMATE HOW THE FEDERAL AND/OR STATE AGENCIES WILL ALLOCATE ANY SUCH ASSISTANCE BETWEEN AFFECTED POULTRY GROWERS AND PRODUCERS WHOSE FLOCKS WERE DESTROYED BY THE VIRUS.

Consolidated net income before tax is affected by foreign exchange rate fluctuations between the U.S. dollar and the Mexican peso. In the third quarter of fiscal 2002 the devaluation of the Mexican peso in relation to the U.S. dollar had a negative impact on our consolidated income before tax of approximately $5.5 million, which includes a $2.1 million reduction in operating income, a $2.3 million in a translation cost and a $1.1 million devaluation of inventories. Additionally, assuming the peso exchange rate does not change from the rate at the end of the fourth quarter of fiscal 2002, approximately $1.9 million of future devaluation will result as remaining inventory is sold. On March 29, 2002, the Mexican peso closed at
9.02 to 1 U.S. dollar, compared to 9.97 to 1 U.S. dollar on June 28, 2002, and at 9.68 to 1 U.S. dollar on July 25, 2002. No assurances can be given as to how future movements in the peso could affect our future earnings.


FISCAL THIRD QUARTER 2002 COMPARED TO FISCAL THIRD QUARTER 2001

CONSOLIDATED NET SALES. Consolidated net sales were $637.1 million for the third quarter of fiscal 2002, a decrease of $8.7 million, or 1.4%, from the third quarter of fiscal 2001. The decrease in consolidated net sales resulted from an $11.3 million decrease in turkey sales to $76.1 million and a $4.9 million decrease in Mexico chicken sales to $84.8 million partially offset by a $4.9 million increase in sales of other U.S. products to $50.6 million and by a $2.6 million increase in U.S. chicken sales to $425.6 million.

The decrease in turkey sales was primarily due to an 8.0% decrease in total revenue per dressed pound produced and a 5.4% decrease in dressed pounds produced, both of which were affected by the avian influenza outbreak late in the second quarter of fiscal 2002, discussed above. The decrease in Mexico sales was primarily due to a 4.7% decrease in total revenue per dressed pound produced and a 0.9% decrease in dressed pounds produced. U.S. chicken net sales were also negatively affected by lower dark meat sales prices in the U.S. caused in part by import restrictions of products typically sold to Russia and Japan.

COST OF SALES. Consolidated cost of sales was $590.1 million in the third quarter of fiscal 2002, an increase of $19.9 million, or 3.5%, compared to the third quarter of fiscal 2001. The U.S. operations accounted for $17.1 million of the increase in the cost of sales and $2.8 million of the increase resulted from our Mexico operations.

The $17.1 million cost of sales increase in our U.S. operations was due to a 5.4% increase in dressed pounds produced and to a 4.5% increase in average cost of sales per dressed pound primarily resulting from increased sales of higher cost prepared foods products and by a $1.1 million write down in live-chicken inventory infected by avian influenza. The increases were partially offset by a $7.3 million decrease in our turkey cost of sales primarily resulting from lower turkey sales volumes and increased production and storage of turkey inventories for the Thanksgiving holiday season attributed to product mix changes in response to the avian influenza outbreak, offset by a $9.7 million increase in turkey cost of sales related to inventory write downs of infected flocks and higher costs related to the management of the virus.

The $2.8 million increase in cost of sales in our Mexico operations was primarily due to a 5.0% increase in average cost of sales per dressed pound offset by a slight decrease in dressed pounds produced.

GROSS PROFIT. Gross profit was $47.0 million for the third quarter of fiscal 2002, a decrease of $28.6 million, or 37.8%, over the same period last year. Gross profit as a percentage of sales decreased to 7.4% in the third quarter of fiscal 2002, from 11.7% in the third quarter of fiscal 2001 due primarily to the negative effects of the avian influenza outbreak in our Eastern Division and to lower dark meat sales prices in the U.S. caused in part by import restrictions on products typically sold to Russia and Japan.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Consolidated selling, general and administrative expenses were $33.0 million in the third quarter of fiscal 2002 and $30.1 million in the third quarter of fiscal 2001. Consolidated selling, general and administrative expenses as a percentage of sales increased in the third quarter of fiscal 2002 to 5.2%, compared to 4.7% in the third quarter of fiscal 2001, due primarily to an increase in selling and administrative expense resulting from higher sales volume.

OPERATING INCOME. Consolidated operating income was $14.0 million for the third quarter of fiscal 2002, decreasing by approximately $31.4 million, when compared to the third quarter of fiscal 2001 due primarily to the negative effects of the avian influenza outbreak in our Eastern Division and to lower dark meat sales prices in the U.S. caused in part by import restrictions on products typically sold to Russia and Japan.

INTEREST EXPENSE. Consolidated net interest expense decreased 9.8% to $9.0 million in the third quarter of fiscal 2002, when compared to $10.0 million for the third quarter of fiscal 2001, due primarily to lower average outstanding debt balances experienced in the quarter.

INCOME TAX EXPENSE. Consolidated income tax expense in the third quarter of fiscal 2002 decreased to $3.3 million, compared to $9.1 million in the third quarter of fiscal 2001. This decrease in income tax expense resulted primarily from lower earnings in the U.S. and Mexico.

The effective tax rate for the third quarter ended June 29, 2002 was 49.9%, which resulted primarily from the nondeductible foreign currency exchange losses realized during the quarter.

FIRST NINE MONTHS OF FISCAL 2002 COMPARED TO FIRST NINE MONTHS OF FISCAL
2001

CONSOLIDATED NET SALES. Consolidated net sales were $1.9 billion for the first nine months of fiscal 2002, an increase of $320.4 million, or 20.4%, from the first nine months of fiscal 2001. The increase in consolidated net sales resulted from a $178.8 million increase in U.S. chicken sales to $1.2 billion, a $113.7 million increase in turkey sales to $263.9 million, a $12.0 million increase in Mexico chicken sales to $256.1 million and a $15.9 million increase in sales of other U.S. products to $149.9 million. The increase in U.S. chicken sales was primarily due to a 21.6% increase in dressed pounds produced, which resulted primarily from the acquisition of WLR Foods on January 27, 2001 (resulting in only five months of these operations being included in the Company's same period last year,) offset partially by a 3.7% decrease in total revenue per dressed pound produced. The increase in turkey sales was due to the inclusion of nine months of results in fiscal 2002 as opposed to five months results for the same period last year as a result of the acquisition of WLR Foods. The $12.0 million increase in Mexico chicken sales was primarily due to a 4.9% increase in average revenue per dressed pound produced offset partially by a 0.4% decrease in dressed pounds produced. The $15.9 million increase in sales of other U.S. products was primarily due to poultry by-products sales price increases, an increase in sales by the Company's wholesale feed division and the acquisition of WLR Foods.

COST OF SALES. Consolidated cost of sales was $1.8 billion in the first nine months of fiscal 2002, an increase of $339.0 million, or 23.8% when compared to the first nine months of fiscal 2001. The U.S. operations accounted for $332.8 million of the increase in the cost of sales and our Mexico operations accounted for $6.2 million of the increase.

The cost of sales increase in our U.S. operations of $332.8 million was due primarily to the acquisition of WLR Foods, $113.6 million of which is related to the turkey operations. The increase was partially offset by a decrease in our turkey cost of sales resulting from lower sales volumes due to the impact of avian influenza on our turkey operations as previously discussed and increased production and storage of turkey inventories for the Thanksgiving holiday season attributed to product mix changes in response to the avian influenza outbreak, offset by a $15.2 million increase in turkey cost of sales related to inventory write downs of infected flocks and higher costs related to the management of the virus. The increase in cost of sales of chicken products also resulted from increased sales of higher cost prepared foods products.

The $6.2 million cost of sales increase in our Mexico operations was primarily due to a 2.9% increase in average cost of sales per pound produced.

GROSS PROFIT. Gross profit was $133.5 million for the first nine months of fiscal 2002, a decrease of $18.5 million, or 12.2%, over the same period last year, due primarily to the negative effects of the avian influenza outbreak in our Eastern Division.

Gross profit as a percentage of sales decreased to 7.0% in the first nine months of fiscal 2002, from 9.7% in the first nine months of fiscal 2001, primarily due to increased operating expenses incurred in connection with the avian influenza outbreak in our Eastern Division.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Consolidated selling, general and administrative expenses were $100.5 million in the first nine months of fiscal 2002 and $88.6 million in the first nine months of fiscal 2001. The $11.9 million increase was due primarily to the acquisition of WLR Foods which was completed on January 27, 2001. Consolidated selling, general and administrative expenses as a percentage of sales decreased in the first nine months of fiscal 2002 to 5.3%, compared to 5.6% in the first nine months of fiscal 2001, due primarily to synergies resulting from the WLR Foods acquisition.

OPERATING INCOME. Consolidated operating income was $33.0 million for the first nine months of fiscal 2002, decreasing by approximately $30.4 million, when compared to the first nine months of fiscal 2001 primarily due to the effects of the avian influenza outbreak in the company's Eastern Division.

INTEREST EXPENSE. Consolidated net interest expense increased 17.1% to $24.9 million in the first nine months of fiscal 2002, when compared to $21.2 million for the first nine months of fiscal 2001, due to higher average outstanding balances resulting primarily from the acquisition of WLR Foods, Inc. on January 27, 2001, offset partially by lower average interest rates.

INCOME TAX EXPENSE. Consolidated income tax benefit in the first nine months of fiscal 2002 was $7.5 million compared to an income tax expense of $13.1 million in the first nine months of fiscal 2001. This decrease was a result of a $9.7 million income tax benefit resulting from changes in the Mexico tax laws and from lower pre-tax earnings.

LIQUIDITY AND CAPITAL RESOURCES

WE MAINTAIN $130.0 MILLION IN REVOLVING CREDIT FACILITIES AND $400.0 MILLION IN A SECURED REVOLVING/TERM BORROWING FACILITY. THE $400.0 MILLION REVOLVING/TERM BORROWING FACILITY PROVIDES FOR $285.0 MILLION AND $115.0 MILLION OF 10-YEAR AND 7-YEAR COMMITMENTS, RESPECTIVELY. BORROWINGS UNDER THIS FACILITY ARE SPLIT PRO RATA BETWEEN THE 10-YEAR AND 7-YEAR MATURITIES AS THEY OCCUR. THE CREDIT FACILITIES PROVIDE FOR INTEREST AT RATES RANGING FROM LIBOR PLUS FIVE-EIGHTHS PERCENT TO LIBOR PLUS TWO AND THREE-QUARTERS PERCENT, DEPENDING UPON OUR TOTAL DEBT TO CAPITALIZATION RATIO. INTEREST RATES ON DEBT OUTSTANDING UNDER THESE FACILITIES AS OF JUNE 29, 2002 RANGED FROM LIBOR PLUS ONE AND ONE-QUARTER PERCENT TO LIBOR PLUS TWO PERCENT. THESE FACILITIES ARE SECURED BY INVENTORY AND FIXED ASSETS.

AT JUNE 29, 2002, $28.4 MILLION WAS AVAILABLE UNDER THE REVOLVING CREDIT FACILITIES AND $270.2 MILLION WAS AVAILABLE UNDER THE REVOLVING/TERM BORROWING FACILITY.

IN 1998, WE ENTERED INTO AN ASSET SALE AGREEMENT TO SELL UP TO $60 MILLION OF ACCOUNTS RECEIVABLE, WHICH AGREEMENT EXPIRES IN JUNE 2003. IN CONNECTION WITH THE ASSET SALE AGREEMENT, WE SELL, ON A REVOLVING BASIS, CERTAIN OF OUR TRADE RECEIVABLES (THE "POOLED RECEIVABLES") TO A SPECIAL PURPOSE CORPORATION WHOLLY OWNED BY US, WHICH IN TURN SELLS A PERCENTAGE OWNERSHIP INTEREST TO THIRD PARTIES. AT JUNE 29, 2002 AND SEPTEMBER 29, 2001, AN INTEREST IN THESE POOLED RECEIVABLES OF $60.0 MILLION AND $58.5 MILLION, RESPECTIVELY, HAD BEEN SOLD TO THIRD PARTIES AND IS REFLECTED AS A REDUCTION IN ACCOUNTS RECEIVABLE. THESE TRANSACTIONS HAVE BEEN RECORDED AS SALES IN ACCORDANCE WITH FINANCIAL ACCOUNTING STANDARDS BOARD STATEMENT NO. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES. THE INCREASE IN POOLED RECEIVABLE SALES FROM SEPTEMBER 29, 2001 IS INCLUDED IN CASH FLOWS FROM OPERATING ACTIVITIES IN OUR CONSOLIDATED STATEMENTS OF CASH FLOWS. LOSSES ON THESE SALES WERE IMMATERIAL.

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

AT JUNE 29, 2002, OUR WORKING CAPITAL DECREASED TO $158.0 MILLION AND OUR CURRENT RATIO DECREASED TO 1.56 TO 1, COMPARED WITH WORKING CAPITAL OF $203.4 MILLION AND A CURRENT RATIO OF 1.85 TO 1 AT SEPTEMBER 29, 2001, PRIMARILY DUE TO INCREASED SHORT TERM BORROWINGS.

TRADE ACCOUNTS AND OTHER RECEIVABLES WERE $91.7 MILLION AT JUNE 29, 2002, COMPARED TO $95.0 MILLION AT SEPTEMBER 29, 2001. THE 3.5% DECREASE IN TRADE ACCOUNTS AND OTHER RECEIVABLES WAS PRIMARILY DUE TO NORMAL SEASONAL VARIATIONS. EXCLUDING THE SALE OF RECEIVABLES, TRADE ACCOUNTS AND OTHER RECEIVABLES WOULD HAVE DECREASED $1.8 MILLION TO $151.7 MILLION AT THE END OF THE THIRD QUARTER OF FISCAL 2002 FROM $153.5 MILLION AT THE END OF FISCAL 2001.

INVENTORIES WERE $331.1 MILLION AT JUNE 29, 2002, COMPARED TO $314.4 MILLION AT SEPTEMBER 29, 2001. THE $16.7 MILLION, OR 5.3%, INCREASE IN INVENTORIES WAS PRIMARILY DUE TO INCREASES IN FINISHED TURKEY PRODUCTS INVENTORIES RELATING TO EXPECTED INCREASES IN SALES OF TURKEY PRODUCTS DURING THE HOLIDAY SEASON.

ACCOUNTS PAYABLE AND ACCRUED EXPENSES DECREASED $15.7 MILLION TO $219.1 MILLION AT JUNE 29, 2002, COMPARED TO $234.8 MILLION AT SEPTEMBER 29, 2001 DUE TO SEASONAL VARIATIONS.

CAPITAL EXPENDITURES OF $56.4 MILLION AND $87.6 MILLION, FOR THE NINE MONTHS ENDED JUNE 29, 2002 AND JUNE 30, 2001, RESPECTIVELY, WERE INCURRED PRIMARILY TO ACQUIRE AND EXPAND CERTAIN FACILITIES, IMPROVE EFFICIENCIES, REDUCE COSTS AND FOR THE ROUTINE REPLACEMENT OF EQUIPMENT. WE ANTICIPATE SPENDING APPROXIMATELY $75.0 MILLION IN FISCAL 2002 TO IMPROVE EFFICIENCIES AND FOR THE ROUTINE REPLACEMENT OF EQUIPMENT. WE EXPECT TO FINANCE SUCH EXPENDITURES WITH AVAILABLE OPERATING CASH FLOWS AND EXISTING CREDIT FACILITIES.

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES WERE $38.8 MILLION AND $17.3 MILLION FOR THE NINE MONTHS ENDED JUNE 29, 2002 AND JUNE 30, 2001, RESPECTIVELY. THE INCREASE IN CASH FLOWS PROVIDED BY OPERATING ACTIVITIES IN THE FIRST NINE MONTHS OF FISCAL 2002 COMPARED TO THE FIRST NINE MONTHS OF FISCAL 2001 WAS PRIMARILY DUE TO INCREASED DEPRECIATION FROM THE WLR FOODS ACQUISITION AND DECREASED TRADE ACCOUNTS AND OTHER RECEIVABLES FROM OUR IMPROVED COLLECTIONS OF THE WLR FOODS ACCOUNTS RECEIVABLE.

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES WERE $7.1 MILLION AND $285.8 MILLION FOR THE NINE MONTH PERIODS ENDED JUNE 29, 2002 AND JUNE 30, 2001, RESPECTIVELY. THE CASH PROVIDED BY FINANCING ACTIVITIES PRIMARILY REFLECTS NET OF BORROWINGS. DURING THE NINE MONTHS ENDED MARCH 31, 2001 THE COMPANY PURCHASED WLR FOODS. USING $239.9 MILLION IN BORROWINGS TO COMPLETE THE ACQUISITION.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY

Our earnings are affected by foreign exchange rate fluctuations related to the Mexican peso net monetary position of our Mexico subsidiaries. We manage this exposure primarily by attempting to minimize our Mexican peso net monetary position, but from time to time we have also considered executing hedges to help minimize this exposure. Such instruments, however, have historically not been economically feasible. We are also exposed to the effect of potential exchange rate fluctuations to the extent that amounts are repatriated from Mexico to the United States. However, we currently anticipate that the cash flows of our Mexico subsidiaries will continue to be reinvested in our Mexico operations. In addition, the Mexican peso exchange rate can directly and indirectly impact our results of operations and financial position in several ways, including potential economic recession in Mexico resulting from a devalued peso. See "Item 1. Management's Discussion and Analysis of Financial Condition of Operations - Results of Operations". The impact on our financial position and results of operations resulting from a hypothetical change in the exchange rate between the U.S. dollar and the Mexican peso cannot be reasonably estimated. Foreign currency exchange gains and losses, representing the change in the U.S. dollar value of the net monetary assets of our Mexico subsidiaries denominated in Mexican pesos, was a loss of $1.4 million in the first nine months of fiscal 2002 compared to a gain of $0.4 million for the first nine months of fiscal 2001. On July 25, 2002, the Mexican peso closed at 9.68 to 1 U.S. dollar, compared to 9.54 at September 29, 2001. No assurance can be given as to how future movements in the peso could affect our future earnings.

There have been no material changes from the information provided in Item 7A of the Company's Annual Report on Form 10-K for the year ended September 29, 2001, other than foreign currency.

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

* Disease   outbreaks  affecting  the   production   performance   and/or
  marketability of the Company's poultry products;

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

                        PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In January of 1998, seventeen of our current and/or former employees filed the case of "Octavius Anderson, et al. v. Pilgrim's Pride Corporation" in the United States District Court for the Eastern District of Texas, Lufkin Division claiming Pilgrim's Pride violated requirements of the Fair Labor Standards Act. The suit alleged Pilgrim's Pride failed to pay employees for all hours worked. The suit generally alleged that (1) employees should be paid for time spent to put on, take off, and clean certain personal gear at the beginning and end of their shifts and breaks and (2) the use of a master time card or production "line" time fails to pay employees for all time actually worked. Plaintiffs sought to recover unpaid wages plus liquidated damages and legal fees. Approximately 1,700 consents to join as plaintiffs were filed with the court by current and/or former employees. During the week of March 5, 2001, the case was tried in the Federal Court of the Eastern District of Texas, Lufkin, Texas. The Company prevailed at the trial with a judgment issued by the judge, which found no evidence presented to support the plaintiffs' allegations. The plaintiffs filed an appeal in the Fifth Circuit Court of Appeals to reverse the judge's decision. The plaintiff's brief was submitted to the court on November 5, 2001. Pilgrim's Pride's response to the plaintiff's brief to the Fifth Circuit Court of Appeals was submitted on December 5, 2001. The Fifth Circuit Court of Appeals heard oral arguments in this matter on June 4, 2002. On June 6, 2002 the Fifth Circuit entered a per curiam opinion affirming the opinion of the trial court. Appellants did not file any motion for a rehearing and the time for filing of such a motion has passed.

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

On August 20, 1999, the former WLR Foods brought legal action as a plaintiff in an antitrust lawsuit filed in the U.S. District Court in Washington D.C. alleging a world-wide conspiracy by approximately 34 named defendants to control production capacity and raise prices of common vitamins such as A, B-4, C, and E. The Company, as successor to WLR Foods in this suit, received $8.5 million in the third quarter of fiscal 2002 in partial settlement of its claims, $3.3 million of which was recorded by the Company as a component of "Other Expense (Income): Miscellaneous, Net" in the third quarter of fiscal 2002 as the recovery amount received during the period exceeded the $5.2 million recovery amount recorded at the time of the acquisition of WLR Foods. The initial estimate of the amount that would be recovered under the WLR Foods claims was based on the ratio of recoveries to vitamin purchases, that was inherent in similar claims settled by the Company in 2001 on substantially similar claims. To date, claims related to approximately one-third of the affected vitamin purchases have been settled by or on behalf of the former WLR Foods netting approximately $10.0 million to the former WLR Foods and/or the Company. No assurances can be made regarding the likelihood or timing of future settlements or whether or not future recoveries, if any, will be proportionally less than, equal to or greater than these previous recovery amounts..

The Company is subject to various other legal proceedings and claims, which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position, results of operations or cash flows of the Company.

PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES
JUNE 29, 2002




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


a. Exhibits

EXHIBIT NUMBER

10.36 First Amendment to Amended and Restated Credit Agreement made as of December 14, 2001 by and among the Company, CoBank, ACB, individually and as agent for the benefit of the present and future lenders, Farm Credit Services of America, FLCA, individually and as a co-arranger, and the lenders parties thereto individually.

10.37 Second Amendment to Amended and Restated Credit Agreement made as of June 17, 2002 by and among the Company, CoBank, ACB, individually and as agent for the benefit of the present and future lenders, Farm Credit Services of America, FLCA, individually and as co-arranger, and the lenders parties thereto individually.

b. The Company filed a current report on Form 8-K on April 25, 2002 and a current report on Form 8-K/A on April 26, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                PILGRIM'S PRIDE CORPORATION

                                /s/ Richard A. Cogdill

Date  JULY 26, 2002             Richard A. Cogdill
                                Executive Vice President and
                                Chief Financial Officer and
                                Secretary and Treasurer
                                in his respective capacity as such