Form 10-K
period 2002-09-28
PILGRIMS PRIDE CORP
filed 2002-12-06
CIK 802481

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended September 28, 2002

                         Commission File number 1-9273

                          PILGRIM'S PRIDE CORPORATION
            (Exact name of registrant as specified in its charter)

Delaware                                                           75-1285071
(State or other jurisdiction of                               (I.R.S.Employer
incorporation or organization)                            Identification No.)


110 South Texas, Pittsburg, TX                                     75686-0093
(Address of principal executive offices)                           (Zip code)


Registrant's telephone number, including area code:  (903) 855-1000

Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange on
Title of each class                                    which registered

Class A Common Stock, Par Value $0.01                  New York Stock Exchange
Class B Common Stock, Par Value $0.01                  New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the  registrant  is  an  accelerated  filer  (as
defined in Exchange Act Rule 12b-2).  Yes      X       No _____

The aggregate market value of the Registrant's Class B Common Stock, $0.01 par value, and Class A Common Stock, $0.01 par value, held by non-affiliates of the Registrant as of December 2, 2002, was $85,088,774 and $28,502,342, respectively. For purposes of the foregoing calculation only, all directors, executive officers and 5% beneficial owners have been deemed affiliates.

27,589,250 shares of the Registrant's Class B Common Stock, $.01 par value, were outstanding as of December 2, 2002.

13,523,429 shares of the Registrant's Class A Common Stock, $.01 par value, were outstanding as of December 2, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's proxy statement for the annual meeting of stockholders to be held January 29, 2003 are incorporated by reference into
Part III.

                          PILGRIM'S PRIDE CORPORATION
                                   FORM 10-K
                               TABLE OF CONTENTS

                                    PART I

      Page
Item 1. Business......................................................... 4
Item 2. Properties.......................................................24
Item 3. Legal Proceedings................................................29
Item 4. Submission of Matters to a Vote of Security Holders..............31


                                    PART II
Item 5. Market for Registrant's Common Equity and
        Related Stockholder Matters......................................32
Item 6. Selected Financial Data..........................................33
Item 7. Management's Discussion and Analysis of Results of Operations and
        Financial Condition..............................................35
Item 7a.Quantitative and Qualitative Disclosures About Market Risk.......45
        Forward Looking Statements and Risk Factors......................47
Item 8. Financial Statements and Supplementary Data (see Index to Financial
        Statements and Schedules below)..................................55
Item 9. Changes in and Disagreements with Accountants on Accounting and
        Financial Disclosure.............................................55


                                   PART III
Item 10.Directors and Executive Officers of Registrant...................56
Item 11.Executive Compensation...........................................56
Item 12.Security Ownership of Certain Beneficial Owners and Management and
        Related Stockholder Matters......................................56
Item 13.Certain Relationships and Related Transactions...................56
Item 14.Controls and Procedures..........................................56

                                    PART IV
Item 15.Exhibits, Financial Statement Schedules and Reports on Form 8-K..57
Signatures...............................................................63
Certifications...........................................................65

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
Report of Ernst & Young LLP, Independent Auditors........................71
Consolidated Balance Sheets as of September 28, 2002 and
    September 29,2001....................................................72
Consolidated Statements of Income for the years ended September 28, 2002,
    September 29, 2001 and September 30, 2000............................73
Consolidated Statements of Stockholders' Equity for the years ended
    September 28, 2002, September 29, 2001 and September 30, 2000........74
Consolidated Statements of Cash Flows for the years ended
    September 28, 2002, September 29, 2001 and September 30, 2000........75
Notes to Consolidated Financial Statements...............................76
Schedule II - Valuation and Qualifying Accounts for the years ended
    September 28, 2002, September 29, 2001 and September 30, 2000........92

                                    PART I

ITEM 1. BUSINESS

GENERAL

   Overview and Recent Developments.

   The Company, which was incorporated in Texas in 1968 and reincorporated in Delaware in 1986, is the successor to a partnership founded in 1946 as a retail feed store. Over the years, the Company grew through both internal growth and various acquisitions of farming operations and chicken processors. We are the second largest producer of poultry in both the United States and Mexico and have one of the best known brand names in the poultry industry. In the United States, we produce both prepared and fresh chicken and turkey, while in Mexico, we exclusively produce fresh chicken. Through vertical integration, we control the breeding, hatching and growing of chickens and turkeys and the processing, preparation, packaging and sale of our product lines, which we believe has made us one of the highest quality, lowest-cost producers of poultry in North America. We have consistently applied a long-term business strategy of focusing our growth efforts on the higher-value, higher-margin prepared foods products and have become a recognized industry leader in this market segment.
Accordingly, our sales efforts have traditionally been targeted to the foodservice industry, principally chain restaurants and food processors. We have continually made investments to ensure that our prepared foods capabilities remain state-of-the-art and have complemented these investments with a substantial and successful research and development effort. In fiscal 2002, we sold 2.7 billion pounds of dressed chicken and 374.3 million pounds of dressed turkey and generated net sales of $2.5 billion and Earnings Before Interest, Taxes, Depreciation and Amortization, ("EBITDA") of $103.5 million. In fiscal 2002, our U.S. operations accounted for 86.5% of our net sales, with the remaining 13.5% arising from our Mexico operations.

   On January 27, 2001, we acquired WLR Foods, Inc. (formerly Nasdaq: WLRF), (which is referred to herein as, our Eastern Division) for approximately $239.5 million and the assumption of approximately $45.5 million of indebtedness. The acquisition was accounted for under the purchase method of accounting and the purchase price was allocated based on the estimated fair value of assets and liabilities. WLR Foods' operations have been included in our financial results since the acquisition on January 27, 2001. WLR Foods was the seventh largest poultry company in the United States with $836.9 million of revenue in calendar year 2000. The WLR Foods acquisition provided us with (1) chicken processing facilities in the eastern United States, where we previously had no facilities, enabling us to deliver poultry products within one day to markets accounting for approximately 40% of the U.S. population; (2) significant opportunities to realize synergies between WLR Foods and our pre-existing chicken operations; and (3) diversification of our revenue stream into the $8 billion turkey industry, where we can capitalize on our prepared foods processing expertise. Currently, our Eastern Division's chicken sales mix consists mostly of lower margin fresh chicken products. However, we intend to convert more of our Eastern Division chicken sales into higher margin, fresh and prepared chicken products in the years to come. By consistent and continued application of our long-term business strategy to both our recently acquired Eastern Division and our existing fresh chicken mix, we believe that our overall product mix will return to the levels existing prior to the WLR Foods acquisition in subsequent years.

   Since the acquisition of WLR Foods, our Eastern Division, which consists of the former WLR Foods' operations, has been affected by two significant unexpected challenges. First, on March 12, 2002 an outbreak of low-pathogenic avian influenza, a disease contagious to turkey, chicken and other birds, was discovered in Virginia. During fiscal 2002, we estimate that our operating income was negatively impacted by approximately $26.0 million due to the negative impact of the avian influenza. As of September 28, 2002, poultry growers and producers have destroyed approximately 4.7 million head of poultry affected as a result of the virus. Turkeys represent approximately 70.0% of the destroyed poultry, with chickens representing approximately 30.0%. Approximately one-half of the turkeys and approximately three-quarters of the chickens destroyed by the poultry industry in Virginia belonged to the Company. No new flocks have tested positive for the presence of avian influenza in Virginia since July 2, 2002. We currently estimate that production in our turkey operation will be significantly reduced over the next six months due to the effects of this viral outbreak. As a result of this lower production output in our turkey operation, we anticipate that operating income from our turkey operation will decrease for the first six months of fiscal 2003 by approximately $8.0 to $14.0 million, when compared to the first six months of fiscal 2002, assuming the outbreak of avian influenza has been contained. On June 19, 2002, U.S. Secretary of Agriculture Ann Veneman proposed to the Office of Management and Budget that the U.S. Department of Agriculture (USDA) cover one-half of the total estimated economic loss suffered by the poultry industry and independent growers in Virginia due to the avian influenza outbreak. Secretary Veneman also recommended that the government of Virginia cover the remaining portion. It is our understanding that, as part of her proposal, Secretary Veneman is suggesting that independent chicken and turkey growers are to be fully compensated for their losses first and that the remainder is to be allocated to other poultry producers (including us) whose flocks were destroyed by the virus. On November 4, 2002 the Department of Agriculture made public their estimate of total federal compensation at $51 million, with growers being compensated $13.9 million and owners being compensated $37.1 million. No assurance can be given as to the amount of federal compensation that we may receive or that any state agencies will in fact provide further economic assistance to the poultry growers and producers affected by the avian influenza outbreak in Virginia. No anticipated recoveries have been recorded by us as our portion of the compensation has not yet been determined. In the event that state agencies do decide to grant economic assistance to the affected poultry growers and producers, it is impossible at this time to estimate how the state agencies would allocate any such assistance between affected poultry growers and producers whose flocks were destroyed by the virus.

   The second challenge faced by our Eastern Division was the voluntary nationwide recall of certain cooked deli products produced at our Franconia, Pennsylvania facility. A turkey pastrami product sample - one sample from one lot from one day's production, taken on August 14, 2002-- tested positive for Listeria, prompting us to voluntarily recall 295,000 pounds of product on October 9, 2002. According to the Food Safety and Inspection Service, (FSIS), testing indicated that the particular strain of Listeria found in this single product sample was not the same as that involved in a Northeastern outbreak of illnesses and deaths resulting from listeriosis. However, we later received information from the USDA suggesting that environmental samples (not product samples) taken at the facility on October 3 and 4, 2002 had tested positive for both the strain of Listeria which prompted the August 14, 2002 recall and a strain having characteristics similar to those of the strain identified in a Northeastern outbreak. We immediately, and voluntarily, expanded the recall to extend to cooked deli products produced from May 1, 2002 through October 11, 2002. As an additional precautionary measure, we immediately suspended operations at our Franconia facility to redouble our food safety and sanitation efforts. No illnesses associated with the Listeria strain in a Northeastern outbreak have been linked to any of our products, and our Franconia facility has been reviewed and inspected by the USDA and was reopened on November 13, 2002. The amount of product covered by the recall was approximately 7% of our annual turkey production and less than 1% of our total poultry production. We carry insurance designed to cover the direct recall related expenses and certain aspects of the related business interruption caused by the recall, and subject to the insurer's reservation of rights, we have received a $4 million advance payment from our insurer with respect to the product recall claim. The Company believes that the recall and its direct effects will not have a material impact on our financial position and results of operations after considering available insurance coverage. However, there will be differences between the accounting periods in which certain recall effects are realized and when insurance recoveries are received and there can be no assurances as to the Company's ability to re-establish the products and sales affected by the recall.

Strategy.

   Our objectives are  (1)  to  increase sales, profit margins and earnings and
(2) outpace the growth of, and maintain our leadership position in, the poultry industry. To achieve these goals, we plan to continue to pursue the following strategies:

    - CAPITALIZE ON ATTRACTIVE U.S. PREPARED FOODS MARKET. We focus our U.S. growth initiatives on sales of prepared foods to the foodservice market because it continues to be one of the fastest growing and most profitable segments in the poultry industry. Products sold to this market segment require further processing, which enables us to charge a premium for our products, reduces the impact of feed ingredient costs on our profitability and improves and stabilizes our profit margins. Feed ingredient costs typically decrease from approximately 30-50% of total production cost for fresh chicken products to approximately 16-25% for prepared chicken products. Our sales of prepared chicken products grew from $466.8 million in fiscal 1998 to $848.7 million in fiscal 2002, a compounded annual growth rate of 16.1%. However, as a result of the acquisition of WLR Foods, whose operations were focused primarily on fresh chicken products, these sales decreased as a percentage of our total U.S. chicken revenues to 51.4% in fiscal 2002 from 61.1% in fiscal 2000. By consistent and continued application of our long-term business strategy, we believe that our overall product mix will return to the levels existing prior to the WLR Foods acquisition in subsequent years.

    - EMPHASIZE CUSTOMER-DRIVEN RESEARCH AND TECHNOLOGY. We have a long-standing reputation for customer-driven research and development in designing new products and implementing advanced processing technology. This enables us to better meet our customers' changing needs for product innovation, consistent quality and cost efficiency. In particular, customer-driven research and development is integral to our growth strategy for the prepared foods market in which customers continue to place greater importance on value-added services. Our research and development personnel often work directly with institutional customers in developing products for these customers, which we believe helps promote long-term relationships. We estimate that approximately $300 million, or 27%, of our chicken sales to foodservice customers in fiscal 2002 consisted of new products, which were not sold by us in fiscal 1998.

   - ENHANCE U.S. FRESH CHICKEN PROFITABILITY THROUGH VALUE-ADDED, BRANDED PRODUCTS. Our U.S. fresh chicken sales accounted for $706.8 million, or 42.9%, of our U.S. chicken sales for fiscal 2002. In addition to maintaining the sales of mature, traditional fresh chicken products, our strategy is to shift the mix of our U.S. fresh chicken products by continuing to increase sales of higher margin, faster growing products, such as marinated chicken and chicken parts and to continually shift portions of this product mix into the higher value and margin prepared chicken products, particularly in our Eastern Division. Much of our fresh chicken products are sold under the Pilgrim's Pride{reg-trade-mark} brand name, which is one of the best known brands in the chicken industry.

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

      - to continue to build and emphasize brand awareness and capitalize on Mexican consumers' preference for branded products and their insistence on freshness and quality; and

      - to ensure that, if Mexican tariffs on imported chicken are eliminated as scheduled under NAFTA in January 2003, a significant portion of the chicken imported from the U.S. will be distributed through our existing and planned distribution facilities. We believe the location of our U.S. operations in the Southwest gives us a strategic advantage to capitalize on exports of U.S. chicken to Mexico.

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

      - to improve operating efficiencies in our turkey operations by applying proven management methodologies and techniques employed historically in our chicken operations; and

      - to capitalize on the unique opportunity to establish, develop and market turkey products under the Pilgrim's Pride{reg-trade-mark} brand name.

   - CAPITALIZE ON EXPORT OPPORTUNITIES. We intend to continue to focus on international opportunities to complement our U.S. poultry operations and capitalize on attractive export markets. According to the USDA, the export of U.S. poultry products has grown 26.7% for chicken and decreased 19.5% for turkey from 1997 through 2001. We believe that U.S. poultry exports will grow as worldwide demand increases for high-grade, low-cost protein sources. According to USDA data, the export market is expected to grow at 11.1% and 8.9% for chicken and turkey, respectively, from 2001 to 2006. Historically, we have targeted international markets to generate additional demand for our chicken and turkey dark meat, which is a natural by-product of our U.S. operations given our concentration on prepared foods products and the U.S. customers' general preference for white meat. As part of this initiative, we have created a significant international distribution network into several markets, including Mexico, which we now utilize not only for dark meat distribution, but also for various higher margin prepared foods and other poultry products. We utilize both a direct international sales force and export brokers. Our key international markets include Canada, Mexico, Eastern Europe including Russia, and the Far East. We believe that we have substantial opportunities to expand our sales to these markets by capitalizing on direct international distribution channels supplemented by our existing export broker relationships. Exports and other chicken and turkey products accounted for approximately 5.5% of our net sales in fiscal 2002.

   Products and Markets.

   Our chicken products consist primarily of:

   (1) Prepared chicken products, which are products such as portion-controlled breast fillets, tenderloins and strips, delicatessen products, salads, formed nuggets and patties and bone-in chicken parts. These products are sold either refrigerated or frozen and may be fully cooked, partially cooked or raw. In addition, these products are breaded or non-breaded and either pre-marinated or non-marinated. Effective November 13, 2002, we are no longer producing frankfurters although we continue to distribute frankfurters processed by others.

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

   (3) Export and other chicken products, which are primarily parts and whole chicken, either refrigerated or frozen for U.S. export or domestic use, and chicken prepared foods products for U.S. exports.

   (4) Mexico products, which consist primarily of lower value-added products such as eviscerated chicken and chicken parts and basic products such as New York dressed (whole chicken with only feathers and blood removed) and live birds.

   Our turkey products consist primarily of:

   (1) Prepared turkey products, which are products such as turkey sausages, ground turkey, turkey hams and roasts, ground turkey breast products, salads and flavored turkey burgers. We also have an array of cooked, further processed deli products. Effective November 13, 2002, we are no longer producing frankfurters although we continue to distribute frankfurters processed by others.

   (2) Fresh turkey, which includes fresh traypack products, turkey burgers, and fresh and frozen whole birds, as well as semi-boneless whole turkey, which has all bones except the drumsticks removed.

   (3) Export and other products, which are parts and whole turkey products, either refrigerated or frozen, for U.S. export or domestic use, and turkey prepared foods products for U.S. export or domestic use.

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

   (2) Retail customers, which are customers such as grocery store chains, wholesale clubs and other retail distributors. We sell to our retail customers branded, pre-packaged, cut-up and whole poultry, and fresh refrigerated or frozen whole poultry and poultry parts in trays, bags or other consumer packs.

   The following table sets forth, for the periods since fiscal 1998, net sales attributable to each of our primary product lines and markets served with those products. Consistent with our long-term strategy, we have emphasized our U.S. growth initiatives on sales of prepared foods products, primarily to the foodservice market, because this product and market segment has experienced, and we believe will continue to experience, greater growth than fresh chicken products. We based the table on our internal sales reports and their classification of product types and customers.

                                                        Fiscal Year Ended
                              Sept. 28,   Sept. 29,  Sept. 30,   Oct. 2,  Sept. 26,
                                2002        2001(a)     2000      1999      1998
                             (52 weeks)  (52 weeks)  (52 weeks)(53 weeks)(52 weeks)

U.S. CHICKEN SALES:                             (in thousands)
   Prepared Foods:
      Foodservice             $659,856    $632,075   $589,395  $527,732  $418,160
      Retail                   158,299     103,202     47,655    28,079    46,335
         Total
           Prepared Foods(b)   818,155     735,277    637,050   555,811   464,495

   Fresh Chicken:
      Foodservice              448,376     387,624    202,192   205,968   220,804
      Retail                   258,424     224,693    148,977   163,387   162,283
         Total
           Fresh Chicken(b)    706,800     612,317    351,169   369,355   383,087

   Export and Other:
      Prepared Foods(b)         30,528      18,912      4,595     1,030     2,301
      Other Chicken             93,575     105,834     57,573    37,300    64,469
         Total Export
            and Other          124,103     124,746     62,168    38,330    66,770
         Total
            U.S. Chicken(b)  1,649,058   1,472,340  1,050,387   963,496   914,352

MEXICO CHICKEN SALES(c):       323,769     303,433    285,605   233,074   249,104
   Total Chicken Sales       1,972,827   1,775,773  1,335,992 1,196,570 1,163,456

U.S. TURKEY SALES:
   Prepared Foods(d):
      Foodservice              134,651      88,012         --        --        --
      Retail                    54,638      48,681         --        --        --
         Total Prepared Foods  189,289     136,693         --        --        --

   Fresh Turkey(d):
      Foodservice               36,119      18,618         --        --        --
      Retail                   107,582      71,647         --        --        --
         Total Fresh Turkey    143,701      90,265         --        --        --

   Export and Other(d):
      Prepared Foods             2,858       2,434         --        --        --
      Other Turkey              12,270       9,443         --        --        --
         Total Export
            and Other           15,128      11,877         --        --        --
         Total U.S.
            Turkey Sales       348,118     238,835         --        --        --
SALES OF OTHER PRODUCTS:
   United States               193,691     179,859    141,690   139,407   139,106
   Mexico(c)                    19,082      20,245     21,757    21,426    28,983
      Total Sales of
         Other Products        212,773     200,104    163,447   160,833   168,089

      Total Net Sales       $2,533,718  $2,214,712 $1,499,439$1,357,403$1,331,545

   Total Chicken
         Prepared Foods        848,683     754,189    641,645   556,841   466,796
   Total Turkey
         Prepared Foods        192,147     139,127         --        --        --

(a)The acquisition of WLR Foods on January 27, 2001 has been  accounted  for  as
   a purchase, and the results of     operations for this acquisition have been
   included in our consolidated results of operations since the acquisition date.

(b)In 2002 the Company identified certain products that were more properly classified  in other categories and as a result, certain items previously classified under U.S. prepared foods and U.S. fresh chicken were reclassified
   into  U.S.  chicken  export  and other  categories.   Amounts  by  year were:
   $18.6 million, $19.1 million, $4.7 million, $1.1 million, and $2.3 million for the fiscal years 2002 to 1998, respectively.

(c)In order to present additional classifications, items previously classified as Mexico chicken sales and were reclassified to exportand other products, Amounts reclassified were: $19.1 million, $20.2 million, $21.8 million, $21.4 million and $29.0 million for the years 2002 to 1998, respectively.

(d)In  2002 the Company identified certain products that were more properly classified in other categories and as a result, certain items previously
   classified under U.S. turkey prepared foods and U.S. fresh    turkey were
   reclassified into the U.S. export and other categories.  Net amounts reclassified to U.S. export and other were:  $2.1 million in 2002 and $0.4 million in 2001.


   The following table sets forth, since fiscal 1998, the percentage of net U.S. chicken and turkey sales attributable to each of our primary product lines and the markets serviced with those products. We based the table and related discussion on our internal sales reports and their classification of product types and customers.

                                                Fiscal Year Ended
                                 Sept. 28,  Sept. 29,  Sept. 30,  Oct. 2, Sept. 26,
                                   2002      2001        2000      1999    1998
U.S. CHICKEN SALES:
  Prepared Foods:
   Foodservice                     39.9%     42.9%      56.2%     54.7%   45.7%
   Retail                           9.6       7.0        4.5       2.9     5.1
     Total Prepared Foods          49.5      49.9       60.7      57.6    50.8

  Fresh Chicken:
   Foodservice                     27.2      26.3       19.2      21.4    24.1
   Retail                          15.7      15.3       14.2      17.0    17.7
         Total Fresh Chicken       42.9      41.6       33.4      38.4    41.8


   Export and Other:
      Prepared Foods                1.9       1.3        0.4       0.1     0.3
      Other Chicken                 5.7       7.2        5.5       3.9     7.1
         Total Export and Other     7.6       8.5        5.9       4.0     7.4
         Total U.S. Chicken       100.0%    100.0%     100.0%    100.0%  100.0%
Total Chicken Prepared Foods as
     a percentage of US Chicken    51.4%     51.2%      61.1%     57.7%   51.1%

U.S. TURKEY SALES:
  Prepared Foods:
   Foodservice                     38.7%     36.8%        --        --      --
   Retail                          15.7      20.4         --        --      --
     Total Prepared Foods          54.4      57.2         --        --      --

  Fresh Turkey:
   Foodservice                     10.4       7.8         --        --      --
   Retail                          30.9      30.0         --        --      --
         Total Fresh Turkey        41.3      37.8         --        --      --

   Export and Other:
      Prepared Foods                0.8       1.0         --        --      --
      Other Turkey                  3.5       4.0         --        --      --
         Total Export and Other     4.3       5.0         --        --      --
Total U.S. Turkey                 100.0%    100.0%        --        --      --
Total Turkey Prepared Foods as
     a percentage of US Turkey     55.2%     58.2%        --        --      --

                                 UNITED STATES

PRODUCT TYPES

   Chicken Products

     PREPARED FOODS OVERVIEW. During fiscal 2002, $848.7 million, or 51.4%, of our U.S. chicken net sales were in prepared foods products to foodservice customers and retail distributors, as compared to $466.8 million in fiscal 1998. These numbers reflect the strategic focus for our growth. The market for prepared chicken products has experienced, and we believe will continue to experience, greater growth, higher average sales prices and higher margins than fresh chicken products. Also, the production and sale in the U.S. of prepared foods products reduce the impact of the costs of feed ingredients on our profitability. Feed ingredient costs are the single largest component of our chicken cost of goods sold, representing approximately 30% of our U.S. cost of goods sold for the year ended September 28, 2002. The production of feed ingredients is positively or negatively affected primarily by weather patterns throughout the world, the global level of supply inventories and demand for feed ingredients, and the agricultural policies of the United States and foreign governments. As further processing is performed, feed ingredient costs become a decreasing percentage of a product's total production cost, thereby reducing their impact on our profitability. Products sold in this form enable us to charge a premium, reduce the impact of feed ingredient costs on our profitability and improve and stabilize our profit margins.

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

     FRESH CHICKEN OVERVIEW. Our fresh chicken business is an important component of our sales and accounted for $706.8 million, or 42.9%, of our total U.S. chicken net sales for fiscal 2002. In addition to maintaining sales of mature, traditional fresh chicken products, our strategy is to shift the mix of our U.S. fresh chicken products by continuing to increase sales of higher margin, faster growing products, such as marinated chicken and chicken parts and to continually shift portions of this product mix into the higher value and margin prepared chicken products, particularly in our Eastern Division.

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

     EXPORT AND OTHER CHICKEN PRODUCTS OVERVIEW. Our export and other products consist of whole chickens and chicken parts sold primarily in bulk, non-branded form either refrigerated to distributors in the U.S. or frozen for distribution to export markets and branded and non-branded prepared foods products for distribution to export markets. In fiscal 2002, approximately $124.1 million, or 7.6% of our U.S. chicken net sales were attributable to U.S. chicken export and other. These exports and other products, other than the prepared foods products, have historically been characterized by lower prices and greater price volatility than our more value-added product lines.

   Turkey Products

   Since March 2002, our sales of turkey products have been negatively impacted by an outbreak of low-pathogenic avian influenza in Virginia in March 2002, that resulted in the destruction of a significant number of our turkey flocks. See further discussion in Item 7 Management's Discussion and Analysis of Results of Operations and Financial Condition.

   PREPARED FOODS OVERVIEW. During fiscal 2002, $192.1 million, or 55.2%, of our U.S. turkey net sales were prepared turkey products sold to foodservice customers and retail distributors. Like the U.S. chicken markets, the market for prepared turkey products has experienced greater growth and higher margins than fresh turkey products and the production and sale of prepared turkey products reduce the impact of the costs of feed ingredients on our profitability. Feed ingredient costs are the single largest component of our turkey division cost of goods sold, representing approximately 30.0% of our turkey cost of goods sold in fiscal 2002. Similarly with the chicken business, as further processing is performed, feed ingredient costs become a decreasing percentage of a product's total production cost, thereby reducing their impact on our profitability.

     We establish prices for our prepared turkey products based primarily upon perceived value to the customer, production costs and prices of competing products. The majority of these products are sold pursuant to agreements with varying terms that either set a fixed price or are subject to a market driven formula.

      FRESH TURKEY OVERVIEW. Our fresh turkey business is an important component of our sales and accounted for $143.7 million, or 41.3%, of our U.S. turkey net sales in fiscal 2002. As is typical for the industry, a significant portion of the sales of fresh and frozen whole turkeys is seasonal in nature, with the height of sales occurring during the Thanksgiving and Christmas holidays. In addition to maintaining sales of mature, traditional fresh turkey products, our strategy is to shift the mix of our fresh turkey products by continuing to increase sales of higher margin, faster growing value-added prepared turkey products, such as deli meats, ground turkey, turkey burgers and sausage, roasted turkey and salads.

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

     EXPORT AND OTHER TURKEY PRODUCTS OVERVIEW. Our export and other turkey products consist primarily of turkey parts sold primarily in bulk, non-branded form frozen for distribution to export markets and refrigerated and frozen frankfurters sold in a branded form. In fiscal 2002, approximately $15.1 million, or 4.3%, of our total U.S. turkey sales were attributable to export and other sales. These exports and other products have historically been characterized by lower prices and greater price volatility than our more value-added product lines. Effective November 13, 2002, we are no longer producing frankfurters, although we continue to distribute frankfurters produced by others.

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

     We believe we have significant competitive strengths in terms of full-line product capabilities, high-volume production capacities, research and development expertise and extensive distribution and marketing experience relative to smaller and to non-vertically integrated producers. While the overall chicken market has grown consistently, we believe the majority of this growth in recent years has been in the foodservice market. According to the National Chicken Council, during the 1997 through 2001 period, sales of chicken products to the foodservice market grew at a compounded annual growth rate of approximately 2.3%, versus 1.2% growth for the chicken industry overall. Foodservice growth is anticipated to continue as food-away-from-home expenditures continue to outpace overall industry rates. According to the National Restaurant Association, food-away-from-home expenditures grew at a compounded annual growth rate of approximately 5.0% during the 1997 through 2001 period and are projected to grow at a 4.4% compounded annual growth rate from 2001 through 2010. As a result, the food-away-from-home category is projected by the National Restaurant Association to account for 53% of total food expenditures by 2010, as compared with 46% in 2001. Our sales to the foodservice market from fiscal 1998 through fiscal 2002 grew at a compounded annual growth rate of 14.8% and represented 67.2% of the net sales of our U.S. chicken operations in fiscal 2002.

      Foodservice - Prepared Foods. The majority of our sales to the foodservice market consist of prepared foods products. Our prepared chicken products sales to the foodservice market were $659.9 million in fiscal 2002 compared to $418.2 million in fiscal 1998, a compounded annual growth rate of approximately 12.1%. We attribute this growth in sales of prepared chicken products to the foodservice market to a number of factors:

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

     Fifth, our in-house product development group follows a customer-driven research and development focus designed to develop new products to meet customers' changing needs. Our research and development personnel often work directly with institutional customers in developing products for these customers. Approximately $300 million, or 27%, of our chicken sales to foodservice customers in fiscal 2002 consisted of new products which were not sold by us in fiscal 1998.

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

      RETAIL. The retail market consists primarily of grocery store chains, wholesale clubs and other retail distributors. We concentrate our efforts in this market on sales of branded, prepackaged cut-up and whole chicken to grocery store chains and retail distributors in the midwestern, southwestern, western and eastern regions of the United States. This regional marketing focus enables us to develop consumer brand franchises and capitalize on proximity to the trade customer in terms of lower transportation costs, more timely, responsive service, and enhanced product freshness. For a number of years, we have invested in both trade and retail marketing designed to establish high levels of brand name awareness and consumer preferences.

      We utilize numerous marketing techniques, including advertising, to develop and strengthen trade and consumer awareness and increase brand loyalty for consumer products marketed under the Pilgrim's Pride{reg-trade-mark} brand. Our founder, Lonnie "Bo" Pilgrim, is the featured spokesman in our television, radio and print advertising, and a trademark cameo of a person wearing a Pilgrim's hat serves as the logo on all of our primary branded products. As a result of this marketing strategy, Pilgrim's Pride{reg-trade-mark} is a well-known brand name in several southwestern markets, including Dallas/Fort Worth, Houston and San Antonio, Texas, Oklahoma City, Oklahoma, Denver, Colorado, Phoenix, Arizona and Los Angeles and San Diego, California. We believe our efforts to achieve and maintain brand awareness and loyalty help to provide more secure distribution for our products. We also believe our efforts at brand awareness generate greater price premiums than would otherwise be the case in certain southwestern markets. We also maintain an active program to identify consumer preferences. The program primarily consists of testing new product ideas, packaging designs and methods through taste panels and focus groups located in key geographic markets.

      Retail  - Prepared  Foods.   We  sell  retail-oriented  prepared  chicken
products primarily to grocery store chains located in the midwestern, southwestern, western and, eastern regions of the U.S. Our prepared chicken products sales to the retail market were $158.3 million in fiscal 2002 compared to $46.3 million in fiscal 1998, a compounded annual growth rate of approximately 36.0%. We believe that our growth in this market segment will continue as retailers concentrate on offering more products which are quick, easy and convenient to prepare at home.

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

     EXPORT AND OTHER CHICKEN PRODUCTS. Our export and other chicken products, other than the prepared foods products, consist of whole chickens and chicken parts sold primarily in bulk, non-branded form either refrigerated to distributors in the U.S. or frozen for distribution to export markets. In the U.S., prices of these products are negotiated daily or weekly and are generally related to market prices quoted by the USDA or other public price reporting services. We also sell U.S.-produced chicken products for export to Canada, Mexico, Eastern Europe--including Russia, the Far East and other world markets. On March 10, 2002 Russia announced it was imposing a ban on the importing of U.S. poultry products. Russia accounted for approximately 35% of all U.S. poultry exports in 2001, or approximately 7% of the total U.S. poultry production. On April 10, 2002 Russia announced the lifting of the import ban. However, U.S. markets continue to be affected as Russia continues to restrict the import of U.S. poultry products. On September 15, 2002 new sanitary guidelines were established by Russia that requires veterinary specialists from the Agriculture Ministry of Russia to inspect and certify plants of U.S. poultry producers interested in exporting to Russia. We expect this certification process to be completed in calendar 2002 and expect that the industry will resume exporting these products into Russia shortly thereafter; however, once exports resume, there is no assurance that they will regain the levels existing prior to the March 10, 2002 ban. Historically, we have targeted international markets to generate additional demand for our chicken dark meat, which is a natural by-product of our U.S. operations given our concentration on prepared foods products and the U.S. customers' general preference for white meat. We have also begun selling prepared chicken products for export to the international divisions of our U.S. chain restaurant customers. We believe that U.S. chicken exports will continue to grow as worldwide demand increases for high-grade, low-cost protein sources. We also believe that worldwide demand for higher margin prepared foods products will increase over the next several years. Accordingly, we believe we are well positioned to capitalize on such growth. Also included in these categories are chicken by-products, which are converted into protein products sold primarily to manufacturers of pet foods.

MARKETS FOR TURKEY PRODUCTS

     FOODSERVICE. A portion of our turkey sales are derived from products sold to the foodservice market. This market principally consists of chain restaurants, food processors, foodservice distributors and certain other institutions located throughout the continental United States. We supply turkey products ranging from portion-controlled refrigerated turkey parts to ready-to-cook turkey, fully cooked formed products, delicatessen products such as deli meats and sausage, salads, ground turkey and turkey burgers and other foodservice products.

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

      Foodservice - Prepared Foods. The majority of our turkey sales to the foodservice market consist of prepared turkey products. Our prepared turkey sales to the foodservice market were $134.7 million of our sales in fiscal 2002. We believe that future growth in this segment will be attributable to the factors described above relating to the growth of prepared chicken sales to the foodservice market.

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

      RETAIL. A significant portion of our turkey sales is derived from products sold to the retail market. This market consists primarily of grocery store chains, wholesale clubs and other retail distributors. We concentrate our efforts in this market on sales of branded, prepackaged cut-up and whole turkey to grocery store chains and retail distributors in the eastern region of the United States. This regional marketing focus enables us to develop consumer brand franchises and capitalize on proximity to the trade customer in terms of lower transportation costs, more timely and responsive service and enhanced product freshness.

      We utilize numerous marketing techniques, including advertising, to develop and strengthen trade and consumer awareness and increase brand loyalty for consumer products marketed under the Pilgrim's Pride{reg-trade-mark} and Wampler{reg-trade-mark} brands. We believe our efforts to achieve and maintain brand awareness and loyalty help to provide more secure distribution for our products. We also believe our efforts at brand awareness generate greater price premiums than would otherwise be the case in certain eastern markets. We also maintain an active program to identify consumer preferences. The program primarily consists of testing new product ideas, packaging designs and methods through taste panels and focus groups located in key geographic markets.

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

     EXPORT AND OTHER TURKEY PRODUCTS. Our export and other turkey products, other than the prepared foods products, consist of whole turkeys and turkey parts sold in bulk form, either non-branded or under the Wampler{reg-trade-mark} and Rockingham{reg-trade-mark} brands. These products are primarily sold frozen either to distributors in the U.S. or for distribution to export markets. In the U.S., prices of these products are negotiated daily or weekly and are generally related to market prices quoted by the USDA or other public price reporting services. We also sell U.S.-produced turkey products for export to Canada, Mexico, Eastern Europe---including Russia, the Far East and other world markets. Historically, we have targeted international markets to generate additional demand for our turkey dark meat, and frankfurters made from turkey dark meat, which is a natural by-product of our U.S. operations given our concentration of prepared foods products and the U.S. customers' general preference for white meat. We believe that U.S. turkey exports will continue to grow as worldwide demand increases for high-grade, low-cost protein sources. We also believe that worldwide demand for higher margin prepared turkey products will increase over the next several years. Accordingly, we believe we are well positioned to capitalize on such growth, especially in Mexico where we have established distribution channels. Also included in these categories are turkey by-products, which are converted into protein products sold primarily to manufacturers of pet foods.

MARKETS FOR OTHER U.S. PRODUCTS

     We market fresh eggs under the Pilgrim's Pride{reg-trade-mark} brand name, as well as under private labels, in various sizes of cartons and flats to U.S. retail grocery and institutional foodservice customers located primarily in Texas. We have a housing capacity for approximately 2.2 million commercial egg laying hens which can produce approximately 42 million dozen eggs annually. U.S. egg prices are determined weekly based upon reported market prices. The U.S. egg industry has been consolidating over the last few years, with the 25 largest producers accounting for more than 58.6% of the total number of egg laying hens in service during 2001. We compete with other U.S. egg producers primarily on the basis of product quality, reliability, price and customer service.

      In 1997, we introduced a high-nutrient egg called EggsPlus{trademark}. This egg contains high levels of Omega-3 and Omega-6 fatty acids along with Vitamin E, making the egg a heart-friendly product. Our marketing of EggsPlus{trademark} has received national recognition for our progress in being an innovator in the "functional foods" category.

   In addition, we produce and sell livestock feeds at our feed mill in Mt. Pleasant, Texas and at our farm supply store in Pittsburg, Texas to dairy farmers and livestock producers in northeastern Texas. We engage in similar sales activities at our other U.S. feed mills.

                                    MEXICO

BACKGROUND

      The Mexican market represented approximately 13.5% of our net sales in fiscal 2002. Recognizing favorable long-term demographic trends and improving economic conditions in Mexico, in the 1980's we began exploring opportunities to produce and market chicken in Mexico. In fiscal 1988, we acquired four vertically integrated chicken production operations in Mexico for approximately $15.1 million. Since this original acquisition, we have made subsequent acquisitions and capital expenditures in Mexico to modernize our production technology, improve our distribution network and expand our operations. In addition, we have transferred experienced management personnel from the U.S. and developed a strong local management team. As a result of these expenditures, we have increased weekly production in our Mexican operations by over 400% since our original investment in fiscal 1988. We are now the second largest producer of chicken in Mexico. We believe that our facilities are among the most technologically advanced in Mexico and that we are one of the lowest cost producers of chicken in Mexico.

PRODUCT TYPES

     While the market for chicken products in Mexico is less developed than in the United States, with sales attributed to fewer, more basic products, the market for value-added products is increasing. Our strategy is to lead this trend. The products currently sold by us in Mexico consist primarily of lower value-added products such as eviscerated chicken and chicken parts and basic products such as New York dressed (whole chickens with only feathers and blood removed) and live birds. We have increased our sales of value-added products, primarily through national retail chains and restaurants, and it is our business strategy to continue to do so. In addition, we remain opportunistic, utilizing our low cost production to enter markets where profitable opportunities exist. Other products sold by us in Mexico include commercial feed, vaccines and other agricultural products.

MARKETS

      We sell our Mexico chicken products primarily to large wholesalers and retailers. Our customer base in Mexico covers a broad geographic area from Mexico City, the capital of Mexico with a population estimated to be over 22 million, to Saltillo, the capital of the State of Coahuila, about 500 miles north of Mexico City, and from Tampico and Veracruz on the Gulf of Mexico to Acapulco on the Pacific, which region includes the cities of San Luis Potosi and Queretaro, capitals of the states of the same name, and Cancun on the Caribbean.

     In Mexico, where product differentiation has traditionally been limited, product quality, service and price have been the most critical competitive factors. The North American Free Trade Agreement, which went into effect on January 1, 1994, requires annual reductions in tariffs for chicken and chicken products in order to eliminate those tariffs by January 1, 2003. On November 21,2002 the Mexican Secretariat of the Economy announced that it would initiate an investigation to determine whether a temporary safeguard action is warranted to protect the domestic poultry industry when import tariffs on poultry are eliminated in January 2003. The action stems from concerns of the Union Nacional Avicultores (UNA) that duty-free imports of leg quarters would injure the Mexico poultry industry. A suggested safeguard by the UNA is to establish a tariff rate for chicken leg quarters at the 2001 tariff level of 98.8% of the sales price for a period of three to five years.

       While the extent of the impact of the elimination of tariffs is uncertain, we believe we are uniquely positioned to benefit from this elimination. We have an extensive distribution network in Mexico, which distributes products to 26 of the 32 Mexican states, encompassing approximately 85% of the total population of Mexico. Our distribution network is comprised of eighteen distribution centers utilizing approximately 126 company-owned vehicles. We believe this distribution network will be an important asset in distributing our own, as well as other companies', U.S.-produced chicken into Mexico.

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

     In Mexico, where product differentiation has traditionally been limited, product quality, service and price have been the most critical competitive factors. The North American Free Trade Agreement, which went into effect on January 1, 1994, requires annual reductions in tariffs for chicken and chicken products in order to eliminate those tariffs by January 1, 2003. As such tariffs are reduced, we expect greater amounts of chicken to be imported into Mexico from the U.S., which could negatively affect the profitability of Mexican chicken producers and positively affect the profitability of U.S. exporters of chicken to Mexico. On November 21, 2002 the Mexican Secretariat of the Economy announced that it would initiate an investigation to determine whether a temporary safeguard action is warranted to protect the domestic poultry industry when import tariffs on poultry are eliminated in January 2003. The action stems from concerns of the Union Nacional Avicultores (UNA) that duty-free imports of leg quarters would injure the Mexico poultry industry. A suggested safeguard by the UNA is to establish a tariff rate for chicken leg quarters at the 2001 tariff level of 98.8% of the sales price for a period of three to five years.

     While the extent of the impact of the elimination of tariffs is uncertain, we believe we are uniquely positioned to benefit from this elimination for two reasons. First, we have an extensive distribution network in Mexico, which distributes products to 26 of the 32 Mexican states, encompassing approximately 85% of the total population of Mexico. We believe this distribution network will be an important asset in distributing our own, as well as other companies', U.S.-produced chicken into Mexico. Second, we have the largest U.S. production and distribution capacities near the Mexican border, which will provide us with cost advantages in exporting U.S. chicken into Mexico. These facilities include our processing facilities in Mt. Pleasant, Pittsburg, Lufkin, Nacogdoches, Dallas and Waco, Texas, and distribution facilities in San Antonio and El Paso, Texas and Phoenix, Arizona.

OTHER ACTIVITIES

      We have regional distribution centers located in Arlington, El Paso, Mt. Pleasant and San Antonio, Texas, and Phoenix, Arizona that distribute our own poultry products, along with certain poultry and non-poultry products purchased from third parties, to independent grocers and quick service restaurants. Our non-poultry distribution business is conducted as an accommodation to our customers and to achieve greater economies of scale in distribution logistics. The store-door delivery capabilities for our own poultry products provide a strategic service advantage in selling to quick service, national chain restaurants.

REGULATION AND ENVIRONMENTAL MATTERS

     The chicken and turkey industries are subject to government regulation, particularly in the health and environmental areas, including provisions relating to the discharge of materials into the environment, by the Centers for Disease Control, the USDA, the Food and Drug Administration (FDA) and the Environmental Protection Agency in the United States and by similar governmental agencies in Mexico. Our chicken processing facilities in the U.S. are subject to on-site examination, inspection and regulation by the USDA. The FDA inspects the production of our feed mills in the U.S. Our Mexican food processing facilities and feed mills are subject to on-site examination, inspection and regulation by a Mexican governmental agency, which performs functions similar to those performed by the USDA and FDA. We believe that we are in substantial compliance with all applicable laws and regulations relating to the operations of our facilities.

     We anticipate increased regulation by the USDA concerning food safety, by the FDA concerning the use of medications in feed and by the EPA and various other state agencies concerning the disposal of chicken by-products and wastewater discharges. Although we do not anticipate any regulations having a material adverse effect upon us, a material adverse effect may occur. See Item
1.  Business-General-Overview and Recent Developments.


EMPLOYEES AND LABOR RELATIONS

     As of September 28, 2002, we employed approximately 20,200 persons in the U.S. and 4,600 persons in Mexico. Approximately 2,850 employees at our Lufkin and Nacogdoches, Texas facilities are members of collective bargaining units represented by the United Food and Commercial Workers Union. None of our other U.S. employees have union representation. Collective bargaining agreements with the United Food and Commercial Workers Union expired on August 10, 2001 with respect to our Lufkin employees, where we are currently operating without a contract, and expire in October 2004 with respect to our Nacogdoches employees. Our Lufkin employees voted in July 2002 to retain union representation. However, the election results have not yet been certified; objections are still pending and are being reviewed by the National Labor Relations Board. We believe that the terms of the Nacogdoches agreement are no more favorable than those provided to our non-union U.S. employees. In Mexico, most of our hourly employees are covered by collective bargaining agreements, as are most employees in Mexico. We have not experienced any work stoppage since a two-day work stoppage, with no significant operation disruption, at our Lufkin facility in May 1993. We believe our relations with our employees are satisfactory.

EXECUTIVE OFFICERS

   Set forth below is certain information relating to our current executive officers:

            NAME             AGE          POSITIONS
Lonnie "Bo" Pilgrim..........74           Chairman of the Board
Clifford E. Butler...........60           Vice Chairman of the Board
David Van Hoose(1)...........61           Chief Executive Officer and Director
O.B. Goolsby, Jr.............55           President and Chief Operating Officer
Richard A. Cogdill...........42           Executive Vice President,
                                          Chief Financial Officer,
                                          Secretary, Treasurer and Director

________________________________________________________________________
(1) On November 11, 2002, the Company announced the retirement of David Van Hoose as Chief Executive Officer of the Company, effective March 29, 2003. During the transition and until a replacement Chief Executive Officer is appointed, certain of Mr. Van Hoose's duties have been assumed by Lonnie "Bo" Pilgrim, who served as the Company's Chief Executive Officer until Mr. Van Hoose was promoted to the position in June 1998.

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

   David Van Hoose serves as Chief Executive Officer of Pilgrim's Pride. He became a Director in July 1998. He was named Chief Executive Officer and Chief Operating Officer in June 1998 and President in July 1998. He was previously President of Mexico Operations from April 1993 to June 1998 and Senior Vice President, Director General, Mexico Operations from August 1990 to April 1993. Mr. Van Hoose was employed by us in September 1988 as Senior Vice President, Texas Processing. Prior to that, Mr. Van Hoose was employed by Cargill, Inc., as General Manager of one of its chicken operations. Mr. Van Hoose retired as President and Chief Operating Officer in November 2002, and he will retire as Chief Executive Officer of the Company in March 2003.

   O.B. Goolsby, Jr. serves as President and Chief Operating Officer of Pilgrim's Pride. Prior to being named as President and Chief Operating Officer in November 2002, Mr. Goolsby served as Executive Vice President, Prepared Foods Complexes from June 1998 to November 2002. He was previously Senior Vice President, Prepared Foods Operations from August 1992 to June 1998 and Vice President, Prepared Foods Operations from April 1986 to August 1992 and was previously employed by us from November 1969 to January 1981.

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

ITEM 2.  PROPERTIES

Chicken Operations

     Breeding and Hatching

     We supply all of our chicks in the U.S. by producing our own hatching eggs from domestic breeder flocks in the U.S. These flocks are owned by us, and approximately 13.1% of them are maintained on 42 company-owned breeder farms. In the U.S., we currently own or contract for approximately 15.0 million square feet of breeder housing on approximately 429 breeder farms. In Mexico, all of our breeder flocks are maintained on company-owned farms totaling approximately
4.1 million square feet.

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

     Grow-out

      We place our U.S. grown chicks on approximately 1,560 contract grow-out farms located in Texas, Arkansas, Virginia, West Virginia, North Carolina and Oklahoma, some of which are owned by our affiliates. These contract grow-out farms contain approximately 5,818 chicken houses with approximately 81.0 million square feet of growing facilities. Additionally, we own and operate grow-out farms containing approximately 390 chicken houses with approximately
4.4 million square feet of growing facilities in the U.S., which account for approximately 5.2% of our total annual U.S. chicken capacity. On the contracted grow-out farms, the farmers provide the facilities, utilities and labor. We supply the chicks, the feed and all veterinary and technical services. Contract grow-out farmers are paid based on live weight produced under an incentive arrangement. In Mexico, we place our grown chicks on contract grow-out farms containing approximately 756 chicken houses with approximately 9.7 million square feet of growing facilities. Additionally, we own and operate grow-out farms containing approximately 648 chicken houses with approximately 10.4 million square feet of growing facilities in Mexico, which account for approximately 52.0% of our total annual Mexican chicken capacity. Arrangements with independent farmers in Mexico are similar to our arrangements with contractors in the United States. The average grow-out cycle of our chickens is six to seven weeks.

     Feed Mills

     An important factor in the production of chicken is the rate at which feed is converted into body weight. The quality and composition of the feed is critical to the conversion rate. Accordingly, we formulate and produce our own feed. We purchase feed ingredients on the open market. The primary feed ingredients include corn, milo and soybean meal, which historically have been the largest component of our total production costs. In the U.S., we operate nine feed mills located in Nacogdoches, Tenaha and Pittsburg, Texas, Nashville and Hope, Arkansas, Broadway, Virginia, Wingate, North Carolina and Moorefield, West Virginia. In the U.S., we currently have annual feed requirements of approximately 3.4 million tons and the capacity to produce approximately 6.1 million tons. We own four feed mills in Mexico, which produce all of the requirements of our Mexico operations. Mexico's annual feed requirements are approximately 0.7 million tons with a capacity to produce approximately 1.0 million tons. In fiscal 2002, approximately 67% of the feed ingredients used by us in Mexico were imported from the United States, but this percentage fluctuates based on the availability and cost of local feed ingredient supplies.

     Processing

     Once the chickens reach processing weight, they are transported by truck to our processing plants. These plants utilize modern, highly automated equipment to process and package the chickens. We periodically review the possible application of new processing technologies in order to enhance productivity and reduce costs. We have nine U.S. processing plants, two of which are located in Mt. Pleasant, Texas, and the remainder of which are located in Dallas, Nacogdoches and Lufkin, Texas, DeQueen, Arkansas, Broadway, Virginia, Marshville, North Carolina and Moorefield, West Virginia. These processing plants have the capacity, under present USDA inspection procedures, to slaughter approximately 12.5 million head of chicken per week, assuming a five-day work week. The Company's plant in Alma, Virginia, which had been acquired in the acquisition of WLR Foods, was closed during fiscal 2002, with the production from the Alma plant being consolidated with the Company's other processing plants in the area. Our three processing plants located in Mexico have the capacity to slaughter approximately 3.3 million head of chicken per week, assuming a six-day work week, which is typical in Mexico.

 Turkey Operations

     Breeding and Hatching

     We purchase breeder poults, which we place with growers who supply labor and housing to produce breeder flocks. These breeder flocks are owned by us, and approximately 16.2% of them are maintained on three company-owned breeder farms. We currently own or contract for approximately 2.0 million square feet of turkey breeder housing on approximately 40 breeder farms, which produce eggs that are taken to the company-owned turkey hatchery. Our breeder flocks provide approximately 69% of our poult supply for grow-out. We own and operate one turkey stud farm with approximately 50,000 square feet, which houses 3,600 breeder males and supplies semen for 52% of our breeder production. The balance of our semen requirements and poults for grow-out are purchased from third parties.

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

     Grow-out

     We place our turkey poults on approximately 350 contract grow-out farms located in Virginia, West Virginia, Pennsylvania, Maryland and North and South Carolina. These contract grow-out farms contain approximately 1,260 turkey houses with approximately 23.6 million square feet of growing facilities. In addition, we own and operate a grow-out farm containing 20 turkey houses with approximately 251,000 square feet of growing facilities in the U.S., which accounts for approximately 1.1% of our total annual turkey capacity. On the contracted grow-out farms, the farmers provide the facilities, utilities and labor. We supply the poults, the feed and all veterinary and technical services. Contract grow-out farmers are paid based on live weight produced under an incentive arrangement. The average grow-out cycle of our turkeys is 20 to 26 weeks.

     Feed Mills

     An important factor in the production of turkey is the rate at which feed is converted into body weight. The quality and composition of the feed is critical to the conversion rate. Accordingly, we formulate and produce the majority of our own feed. We purchase feed ingredients on the open market. The primary feed ingredients include corn, milo and soybean meal, which historically have been the largest component of our total production costs. We own and operate a turkey feed mill located in Harrisonburg, Virginia. We currently have the capacity to annually produce approximately 520,000 tons of turkey feed at this mill. We also produce turkey feed when required at our other three eastern division mills or purchase it on the open market.

     Processing

     Once the poults reach processing weight, they are transported by truck to our processing plants. These plants utilize modern, highly automated equipment to process and package the turkeys. We periodically review the possible application of new processing technologies in order to enhance productivity and reduce costs. Our two turkey processing plants, located in Hinton, Virginia and New Oxford, Pennsylvania, have the capacity, under present USDA inspection procedures, to process approximately 450,000 turkeys per week, assuming a five-day work week. The Company closed its Harrisonburg Plant, which had been acquired in the acquisition of WLR Foods, at the end of fiscal 2002 and consolidated all production from this plant to the Company's Hinton facility.

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

     Our largest prepared foods plant is located in Mt. Pleasant, Texas and was constructed in 1986 and has been expanded significantly since that time. This facility includes 281,000 square feet and employs approximately 2,300 people. This facility has de-boning lines, marinating systems, batter/breading systems, fryers, ovens, both mechanical and cryogenic freezers, a variety of packaging systems and cold storage including four fully-cooked lines and three ready-to-cook/par-frying/Individually Quick Frozen ("IQF") lines and one batter-
breaded/IQF line and eight spiral freezers. This facility has capacity to produce approximately 350 million pounds of further processed product annually based on current production mix and is currently operating at 80% of capacity. We measure our operating capacity of our prepared foods plants on the basis of running two shifts per day, six days per week.

     Our Waco, Texas prepared foods plant was purchased in 1999 and expanded in fiscal 2000 and again in fiscal 2001. It is functionally equivalent to the Mt. Pleasant plant and includes 150,146 square feet and employs approximately 700 people. This state of the art facility has marinating systems, batter/breading systems, fryers, ovens, both mechanical and cryogenic freezers, a variety of packaging systems and cold storage including two fully-cooked lines and two ready-to-cook lines and four spiral freezers. This facility has capacity to produce approximately 270 million pounds of further processed product annually based on current production mix and is currently operating at approximately 60% of capacity.

      Our Franconia, Pennsylvania prepared foods plant was acquired in January 2001 and further processes chicken and turkey products, including grinding, marinating, spicing and cooking, producing premium delicatessen, foodservice and retail products, including roast turkey and salads. This facility includes approximately 170,000 square feet and employs approximately 775 people. Our Franconia facility employs the batching system of production as opposed to the line-production system used in our other plants. This plant has approximately 95 million annual pounds of oven capacity and 17 million annual pounds of salad capacity for a total capacity of approximately 112 million pounds of further processed product annually based on current product mix and is currently operating at approximately 80% of capacity. See Item 1. Business-General-Overview and Recent Developments for a discussion of the recent events at this facility.

      Our Dallas, Texas prepared foods plant was constructed in 1999 and includes 84,000 square feet and employs approximately 900 people. This facility has de-boning and portioning capability, marinating systems, batter/breading and frying systems and IQF capabilities. This plant is currently running one par-frying line and one IQF production line, each with a spiral freezer. This facility has the capacity to produce approximately 105 million pounds of further processed product annually based on current product mix and is currently operating at approximately 70% of capacity.

      Our Nacogdoches, Texas prepared foods plant was constructed in fiscal 2001. It is functionally equivalent to our Dallas, Texas prepared foods plant and includes 115,465 square feet and employs approximately 1,850 people. This facility has de-boning and portioning capability, marinating systems, batter/breading and frying systems and IQF capabilities. This plant is currently running one par-frying line with a spiral freezer and two IQF lines each with a spiral freezer with capability of making them par-fry lines as sales dictate. This facility has capacity to produce approximately 80 million pounds of further processed product annually based on current product mix and is currently operating at approximately 90% of capacity.

  Egg Production

     We produce table eggs at three farms near Pittsburg, Texas. One farm is owned by us, while two farms are leased from our major stockholder. The eggs are cleaned, sized, graded and packaged for shipment at processing facilities located on the egg farms. The farms have a housing capacity for approximately
2.2 million producing hens and are currently housing approximately 1.9 million hens.

  Other Facilities and Information

     We operate three rendering plants that convert by-products into protein products, located in Mt. Pleasant, Texas, Broadway, Virginia and Moorefield, West Virginia. These rendering plants currently process by-products from approximately 13.1 million chickens and 0.6 million turkeys weekly into protein products. These products are used in the manufacture of poultry and livestock feed and pet foods. In April 2002, we completed a partially automated distribution freezer located outside of Pittsburg, Texas, which includes 125,000 square feet of storage area. We operate a commercial feed mill in Mt. Pleasant, Texas, which produces various bulk and sacked livestock feed sold to area dairies, ranches and farms. We also operate a feed supply store in Pittsburg, Texas, from which we sell various bulk and sacked livestock feed products, a majority of which is produced in our Mt. Pleasant commercial feed mill. We own an office building in Pittsburg, Texas, which houses our executive offices, and an office building outside of Pittsburg, Texas, which houses our Logistics and Customer Service offices, an office building in Mexico City, which houses our Mexican marketing offices, and an office building in Broadway, Virginia, which houses our Eastern Division sales and marketing, research and development, and Eastern Division support activities.

     Substantially all of our U.S. property, plant and equipment, except those in our turkey segment, are pledged as collateral on our secured debt.

ITEM 3.  LEGAL PROCEEDINGS

    On November 4, 2002, an individual who allegedly consumed our meat products filed a putative class action lawsuit in the Philadelphia County Court of Common Pleas in the Commonwealth of Pennsylvania. Plaintiff allegedly contracted Listeriosis. The case is styled "Frank Niemtzow, individually and on behalf of all others similarly situated, v. Pilgrim's Pride Corporation and Wampler Foods, Inc" The complaint seeks recovery on behalf of a putative class of all persons that purchased and/or consumed meat products manufactured by us between May 1, 2002, and October 11, 2002, bearing establishment code P-1351 and who have suffered an injury. This class represents all individuals who have suffered Listeriosis and symptoms of Listeriosis and other medical injuries. Plaintiff also seeks to represent a putative class of all persons that purchased and/or consumed meat products manufactured by us between May 1, 2002 and October 11, 2002 bearing establishment code P-1351 and who have not suffered any personal injury. The complaint seeks compensatory and punitive damages under theories of negligence, alleged violation of the Pennsylvania Unfair Trade Practices Act and Consumer Protection Law, strict liability in tort, and unjust enrichment. The time for responding to the complaint has not yet arrived. We intend to defend vigorously both certification of the case as a class action and questions concerning ultimate liability and damages, if any. No discovery has been conducted to date. Neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to this case can be determined at this time. We do not expect this matter to have a material impact on our financial position, operation or liquidity after considering our available insurance coverage.

   In January of 1998, seventeen of our current and/or former employees filed the case of "Octavius Anderson, et al. v. Pilgrim's Pride Corporation" in the United States District Court for the Eastern District of Texas, Lufkin Division claiming Pilgrim's Pride violated requirements of the Fair Labor Standards Act. The suit alleged Pilgrim's Pride failed to pay employees for all hours worked. The suit generally alleged that (1) employees should be paid for time spent to put on, take off, and clean certain personal gear at the beginning and end of their shifts and breaks and (2) the use of a master time card or production "line" time fails to pay employees for all time actually worked. Plaintiffs sought to recover unpaid wages plus liquidated damages and legal fees. Approximately 1,700 consents to join as plaintiffs were filed with the court by current and/or former employees. During the week of March 5, 2001, the case was tried in the Federal Court of the Eastern District of Texas, Lufkin, Texas. The Company prevailed at the trial with a judgment issued by the judge, which found no evidence presented to support the plaintiffs' allegations. The plaintiffs filed an appeal in the Fifth Circuit Court of Appeals to reverse the judge's decision. The plaintiff's brief was submitted to the court on November 5, 2001. Pilgrim's Pride's response to the plaintiff's brief to the Fifth Circuit Court of Appeals was submitted on December 5, 2001. The Fifth Circuit Court of Appeals heard oral arguments in this matter on June 4, 2002. On June 6, 2002 the Fifth Circuit Court of Appeals entered a per curiam opinion affirming the opinion of the trial court. Appellants did not file any motion for a rehearing and the deadline for filing of such a motion has passed.

   In August of 2000, four of our current and/or former employees filed the case of "Betty Kennell, et al. v. Wampler Foods, Inc." in the United States District Court for the Northern District of West Virginia, claiming we violated requirements of the Fair Labor Standards Act. The suit generally makes the same allegations as "Anderson v. Pilgrim's Pride" discussed above. Plaintiffs seek to recover unpaid wages plus liquidated damages and legal fees. Approximately 150 consents to join as plaintiffs were filed with the court by current and/or former employees. No trial date has been set. To date, only limited discovery has been performed. Neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to this case can be determined at this time. We do not expect this matter, individually or collectively, to have a material impact on our financial position, operations or liquidity.

     On August 20, 1999, the former WLR Foods brought legal action as a plaintiff in an antitrust lawsuit filed in the U.S. District Court in Washington D.C. alleging a world-wide conspiracy by approximately 34 named defendants to control production capacity and raise prices of common vitamins such as A, B-4, C, and E. The Company, as successor to WLR Foods in this suit, received $9.5 million in fiscal 2002 in partial settlement of its claims, $4.3 million of which was recorded by the Company as a component of "Other Expense (Income): Miscellaneous, Net" in fiscal 2002 as the recovery amount received during the period exceeded the $5.2 million recovery amount recorded at the time of the acquisition of WLR Foods. The initial estimate of the amount that would be recovered under the WLR Foods claims was based on the ratio of recoveries to vitamin purchases that was inherent in similar claims settled by the Company in fiscal 2001 on substantially similar claims. To date, claims related to approximately one-third of the WLR Foods affected vitamin purchases have been settled by or on behalf of the former WLR Foods, which settlements have resulted in payments to the Company and the former WLR Foods of $11.0 million. No assurances can be made regarding the likelihood or timing of future settlements or whether or not future recoveries, if any, will be proportionally less than, equal to or greater than these previous recovery amounts.

   On June 7, 2001, the Company brought legal action as a plaintiff in an antitrust lawsuit filed in the U.S. District Court in San Francisco alleging a world-wide conspiracy by defendant suppliers and producers of methionine to control production capacity and raise prices of methionine. The Company estimates that it was overcharged by approximately $50 million in connection with the alleged conspiracy and expects the litigation of this matter to be resolved during calendar year 2003. No assurances can be made regarding the likelihood or timing of future awards or settlements.

   On July 1, 2002, three individuals, on behalf of themselves and a putative class of chicken growers, filed their original class action complaint against us in the United States District Court for the Eastern District of Texas, Texarkana Division. The case is styled "Wheeler vs. Pilgrim's Pride Corporation". The complaint alleges that we violated the Packers and Stockyards Act (7 U.S.C. Section 192) and breached fiduciary duties allegedly owed to the plaintiff growers. The plaintiffs also brought individual actions under the Packers and Stockyards Act alleging common law fraud, negligence, breach of fiduciary duties and breach of contract. On July 29, 2002, we filed our Motion to Dismiss under Rules 12(b) (1), 12(b) (6) and 9(b). We also filed a Motion to Transfer Venue on August 19, 2002, and the plaintiffs have filed a Motion for Preliminary Injunction to prohibit any alleged retaliation against the growers. Discovery has not yet been conducted in this case. In addition, the Court has not ruled upon any of the above-referenced motions. We intend to defend vigorously both certification of the case as a class action and questions concerning ultimate liability and damages, if any. Neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to this case can be determined at this time. We do not expect this matter, to have a material impact on our financial position, operations or liquidity.

   The Company is subject to various other legal proceedings and claims, which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable

                                    PART II

ITEM 5. MARKET  FOR  THE  REGISTRANT'S  COMMON  EQUITY  AND RELATED STOCKHOLDER
        MATTERS

QUARTERLY STOCK PRICES AND DIVIDENDS

   High and low sales prices of and dividends on the Company's Class B and Class A common stock for the periods indicated were:

        	  	  Prices           Prices
      	       		2002             2001               Dividends
Quarter   		High     Low      High     Low       2002     2001

Class B Common Stock
First   		$14.48   $12.24    $ 8.15  $ 6.03      $.015    $.01
Second  		 14.45    12.05     12.33    7.67       .015     .01
Third    		 14.80    12.90     12.55    9.43       .015     .01
Fourth   		 13.92     8.49     15.35   11.90       .015     .01

Class A Common Stock
First   		  9.94     8.35      5.72    4.46       .015     .01
Second  		 10.90     8.66      8.42    5.47       .015     .01
Third   		 11.14     9.79      8.74    6.63       .015     .01
Fourth 			$10.53    $6.59    $10.98   $7.50      $.015    $.01

   The Company's Class B common stock (ticker symbol "CHX") and Class A common stock (ticker symbol "CHX.A") are traded on the New York Stock Exchange. The Company estimates there were approximately 13,676 and 26,022 holders (including individual participants in security position listings) of the Company's Class A and Class B common stock, respectively, as of November 5, 2002. See Note F-common stock of the Notes to Consolidated Financial Statements for additional discussion of the Company's common stock.


   With the exception of two quarters in 1993, the Company's Board of Directors has declared cash dividends of $0.015 per share of common stock (on a split adjusted basis) every fiscal quarter since the Company's initial public offering in 1986. Payment of future dividends will depend upon the Company's financial condition, results of operations and other factors deemed relevant by the Company's Board of Directors, as well as any limitations imposed by lenders under the Company's credit facilities. The Company's revolving credit facility and revolving/term borrowing facility currently limit dividends to a maximum of $3.4 million per year. See Note C - Notes Payable and Long-Term Debt of the Notes to Consolidated Financial Statements for additional discussions of the Company's credit facilities.

ITEM 6.  SELECTED FINANCIAL DATA

(In thousands, except per share data)Ten Years Ended September 28, 2002

                            2002     2001(a)     2000      1999(b)     1998
                                                                    <C
INCOME STATEMENT DATA:
Net sales               $2,533,718 $2,214,712 $1,499,439 $1,357,403 $1,331,545
Gross margin               165,165    213,950    165,828    185,708    136,103
Operating income (loss)     29,904     94,542     80,488    109,504     77,256
Income (loss) before
   income taxes and
   extraordinary charge      1,910     63,294     62,786     90,904     56,522
Interest expense, net       32,003     30,775     17,779     17,666     20,148
Income tax expense
   (benefit) (c)           (12,425)    21,263     10,442     25,651      6,512
Income (loss) before
   extraordinary charge     14,335     42,031     52,344     65,253     50,010
Extraordinary charge -
   net of tax                   --       (894)        --         --         --
Net income (loss)           14,335     41,137     52,344     65,253     50,010
Ratio of earnings to
   fixed charges (d)          (d)        2.16x      3.04x      4.33x      2.96x

PER COMMON SHARE DATA(e)
Income (loss) before
   extraordinary charge      $0.35      $1.02      $1.27      $1.58      $1.21
Extraordinary charge -
   early repayment of debt      --      (0.02)        --         --         --
Net income (loss)             0.35       1.00       1.27       1.58       1.21
Cash dividends                0.06       0.06       0.06      0.045       0.04
Book value                    9.59       9.27       8.33       7.11       5.58

BALANCE SHEET SUMMARY:
Working capital           $179,038   $203,450   $124,531   $154,242   $147,040
Total assets             1,227,890  1,215,695    705,420    655,762    601,439
Notes payable and
   current maturities of
   long-term debt            3,483      5,099      4,657      4,353      5,889
Long-term debt, less
   current maturities      450,161    467,242    165,037    183,753    199,784
Total stockholders'
   equity                  394,324    380,932    342,559    294,259    230,871

CASH FLOW SUMMARY:
Operating cash flow        $98,113    $87,833   $130,803    $81,452    $85,016
Depreciation &
   amortization(f)          70,973     55,390     36,027     34,536     32,591
Capital expenditures        80,388    112,632     92,128     69,649     53,518
Business acquisitions           --    239,539         --         --         --
Financing activities, net  (21,163)   254,382    (22,619)   (19,634)   (32,498)

CASHFLOW RATIOS:
EBITDA(g)                  103,469    147,666    115,356    142,043    108,268
EBITDA/interest expense, net  3.23x      4.80x      6.49x      8.04x      5.37x
Senior secured debt/EBITDA    2.45x      1.84x       .69x       .67x      1.02x
Total debt/EBITDA             4.38x      3.20x      1.47x      1.32x      1.90x

KEY INDICATORS (AS A PERCENTAGE OF NET SALES):
Gross margin                   6.5%       9.7%      11.1%      13.7%      10.2%
Selling, general and
   administrative expenses     5.3%       5.4%       5.7%       5.6%       4.4%
Operating income (loss)        1.2%       4.3%       5.4%       8.1%       5.8%
Interest expense, net          1.3%       1.4%       1.2%       1.3%       1.5%
Net income (loss)              0.6%       1.9%       3.5%       4.8%       3.8%






(In thousands, except per share data)Ten Years Ended September 28, 2002

                           1997       1996        1995       1994       1993(b)
INCOME STATEMENT DATA:
Net sales               $1,277,649 $1,139,310   $931,806   $922,609   $887,843
Gross margin               114,467     70,640     74,144    110,827    106,036
Operating income (loss)     63,894     21,504     24,930     59,698     56,345
Income (loss) before
   income taxes and
   extraordinary charge     43,824         47      2,091     42,448     32,838
Interest expense, net       22,075     21,539     17,483     19,175     25,719
Income tax expense
   (benefit) (c)             2,788      4,551     10,058     11,390     10,543
Income (loss) before
   extraordinary charge     41,036     (4,504)    (7,967)    31,058     22,295
Extraordinary charge -
   net of tax                   --     (2,780)        --         --     (1,286)
Net income (loss)           41,036     (7,284)    (7,967)    31,058     21,009
Ratio of earnings to fixed
   charges                    2.57x      (d)        1.07x      2.79x      2.10x


PER COMMON SHARE DATA:(E)
Income (loss) before
   extraordinary charge  $    0.99 $    (0.11)   $ (0.19)  $   0.75    $  0.54
Extraordinary charge -
   early repayment of debt      --      (0.07)        --         --      (0.03)
Net income (loss)             0.99      (0.18)     (0.19)      0.75       0.51
Cash dividends                0.04       0.04       0.04       0.04       0.02
Book value                    4.41       3.46       3.67       3.91       3.20

BALANCE SHEET SUMMARY:
Working capital          $ 133,542  $  88,455   $ 88,395   $ 99,724    $72,688
Total assets               579,124    536,722    497,604    438,683    422,846
Notes payable and
   current maturities of
   long-term debt           11,596     35,850     18,187      4,493     25,643
Long-term debt, less
   current maturities      224,743    198,334    182,988    152,631    159,554
Total stockholders'
   equity                  182,516    143,135    152,074    161,696    132,293

CASH FLOW SUMMARY:
Operating cash flow        $49,615    $11,391    $32,712    $60,664    $44,970
Depreciation &
   amortization(f)	    29,796     28,024     26,127     25,177     26,034
Capital expenditures        50,231     34,314     35,194     25,547     15,201
Business acquisitions           --         --     36,178         --         --
Financing activities, net      348     27,313     40,173    (30,291)   (40,339)


CASHFLOW RATIOS:
EBITDA(g)  	            94,782     47,849     49,811     83,658     79,222
EBITDA/interest expense, net  4.29x      2.22x      2.85x      4.36x      3.08x
Senior secured debt/EBITDA    1.45x      2.26x      1.79x       .70x       .94x
Total debt/EBITDA             2.49x      4.89x      4.04x      1.88x      2.34x


KEY INDICATORS (AS A PERCENTAGE OF NET SALES):
Gross margin                   9.0%       6.2%       8.0%      12.0%      11.9%
Selling, general and
   administrative expenses     4.0%       4.3%       5.3%       5.5%       5.6%
Operating income (loss)        5.0%       1.9%       2.7%       6.5%       6.3%
Interest expense, net          1.7%       1.9%       1.9%       2.1%       2.9%
Net income (loss)              3.2%      (0.6%)     (0.9%)      3.4%       2.4%

(a) The Company acquired WLR Foods on January 27, 2001 for $239.5 million and the assumption of $45.5 million of indebtedness. The acquisition has been accounted for as a purchase and the results of operations for this acquisition have been included in our consolidated results of operations since the acquisition date.

(b)     Fiscal 1999 and 1993 had 53 weeks.

(c)     Fiscal 2002 includes an $11.9 million of tax benefit from changes in
        Mexican tax laws.  See Note D-Income Taxes of the Notes to the Consolidated
        Financial Statements of the Company.)

(d)     For purposes of computing the ratio of earnings to  fixed  charges, earnings consist  of  income before income taxes and extraordinary  items plus fixed charges (excluding capitalized interest).  Fixed charges consist of interest
        (including capitalized interest)  on all indebtedness, amortization of capitalized financing costs and that portion of rental expense that we
        believe to be representative  of  interest.   Earnings  were inadequate to
        cover fixed charges by $4.1 million and $1.2 million in fiscal 2002 and
        1996, respectively.

(e)     Historical per share amounts represent both basic and diluted and have been restated to give effect to a stock dividend issued on July 30, 1999.

(f)     Includes amortization of capitalized financing costs of approximately $1.4 million, $0.9 million, $1.2 million, $1.1 million, $1.0 million, $0.9 million, $1.8 million, $1.1 million, $1.3 million and $1.6 million in fiscal years 2002, 2001, 2000, 1999, 1998, 1997, 1996, 1995, 1994 and 1993,
        respectively.

(g) "EBITDA" is defined as the sum of net income (loss) before extraordinary charges, interest, taxes, depreciation and amortization. EBITDA is presented because we believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies.
        EBITDA is not a measurement of financial performance under generally accepted accounting principles and should not be considered as an alternative to cash flow from operating activities or as a measure of liquidity or an alternative to net income as indicators of our operating performance or any other measures of performance derived in accordance with generally accepted accounting principles.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

GENERAL

      Profitability in the poultry industry is materially affected by the commodity prices of feed ingredients, chicken and turkey, which are determined by supply and demand factors. As a result, the chicken and turkey industries are subject to cyclical earnings fluctuations. Cyclical earnings fluctuations can be mitigated somewhat by:

     - Business strategy;

     - Product mix;

     - Sales and marketing plans; and

     - Operating efficiencies.

   In an effort to reduce price volatility and to generate higher, more consistent profit margins, we have concentrated on the production and marketing of prepared foods products. Prepared foods products generally have higher profit margins than our other products. Also, the production and sale in the U.S. of prepared foods products reduce the impact of the costs of feed ingredients on our profitability. Feed ingredient purchases are the single largest component of our cost of goods sold, representing approximately 30% of our consolidated cost of goods sold in fiscal 2002. The production of feed ingredients is positively or negatively affected primarily by weather patterns throughout the world, the global level of supply inventories and demand for feed ingredients, and the agricultural policies of the United States and foreign governments. As further processing is performed, feed ingredient costs become a decreasing percentage of a product's total production cost, thereby reducing their impact on our profitability. Products sold in this form enable us to charge a premium, reduce the impact of feed ingredient costs on our profitability and improve and stabilize our profit margins.

BUSINESS SEGMENTS

     We operate in two reportable business segments as (1) a producer of chicken and other products and (2) a producer of turkey products.

     Our chicken and other products segment primarily includes sales of chicken products we produce and purchase for resale in the United States and Mexico, but also includes the sale of table eggs, feed and other items. Our chicken and other products segment conducts separate operations in the United States and Mexico and is reported as two separate geographical areas. Our turkey segment includes sales of turkey products produced in our turkey operation, which operate exclusively in the United States.

     Inter-area sales and inter-segment sales, which are not material, are accounted for at prices comparable to normal trade customer sales. Corporate expenses are included with chicken and other products.

The following table presents certain information regarding our segments:

                                              FISCAL YEAR ENDED
                                 SEPTEMBER 28,SEPTEMBER 29,SEPTEMBER 30,
                                     2002        2001(A)       2000
                                               (IN THOUSANDS)
NET SALES TO CUSTOMERS:
Chicken and Other Products:
   United States                    $1,842,749   $1,652,199   $1,192,077
   Mexico                              342,851      323,678      307,362
          Sub-total                  2,185,600    1,975,877    1,499,439
Turkey                                 348,118      238,835           --
          Total                     $2,533,718   $2,214,712   $1,499,439
OPERATING INCOME:
Chicken and Other Products:
   United States                   $    32,663  $    78,096 $     45,928
   Mexico                               17,064       12,157       34,560
          Sub-total                     49,727       90,253       80,488
Turkey                                 (19,823)       4,289           --
          Total                    $    29,904  $    94,542  $    80,488
DEPRECIATION AND AMORTIZATION:(B)
Chicken and Other Products:
   United States                   $    47,528  $    38,155  $    24,444
   Mexico                               13,526       11,962       11,583
          Sub-total                     61,054       50,117       36,027
Turkey                                   9,919        5,273           --
          Total                    $    70,973  $    55,390  $    36,027



(a) The acquisition of WLR Foods has been accounted for as a purchase, and the results of operations for this acquisition have been included in our consolidated results of operations since January 27, 2001 the acquisition date.

(b) Includes amortization of capitalized financing costs of approximately $1.4 million, $0.9 million and $1.2 million in fiscal years 2002, 2001, and 2000, respectively.

The following table presents certain items as a percentage of net sales for the periods indicated:

                              2002       2001       2000
Net sales                    100.0%     100.0%     100.0%
Cost of sales                 93.5       90.3       88.9
Gross profit                   6.5        9.7       11.1
Selling, general and
   administrative expense      5.3        5.4        5.7
Operating income               1.2        4.3        5.4
Interest expense, net          1.3        1.4        1.2
Income before income taxes     0.1        2.9        4.2
Net income                     0.6        1.9        3.5


RESULTS OF OPERATIONS

FISCAL 2002 COMPARED TO FISCAL 2001

     On January 27, 2001, we completed the acquisition of WLR Foods (now the Company's Eastern Division), a vertically integrated producer of chicken and turkey products located in the eastern United States, for approximately $239.5 million and the assumption of approximately $45.5 million of indebtedness. The acquisition was accounted for under the purchase method of accounting and the purchase price was allocated based on the estimated fair value of assets and liabilities. WLR Foods' operations have been included in our financial results since the acquisition on January 27, 2001. Accordingly, only 35 weeks of operations of the former WLR Foods are included in our results for fiscal 2001. WLR Foods was the seventh largest poultry company in the United States with $836.9 million of revenue in calendar year 2000. The WLR Foods acquisition provided us with (1) chicken processing facilities in the eastern United States, where we previously had no facilities, enabling us to deliver poultry products within one day to markets accounting for approximately 40% of the U.S. population; (2) significant opportunities to realize synergies between WLR Foods and our pre-existing chicken operations; and (3) diversification of our revenue stream into the $8 billion turkey industry, where we can capitalize on our prepared foods processing expertise. Currently, our Eastern Division's chicken sales mix consists mostly of lower margin fresh chicken products. However, we intend to convert more of our Eastern Division chicken sales mix into higher margin, fresh and prepared chicken products in the years to come. By consistent and continued application of our long-term business strategy to both our recently acquired Eastern Division and our existing fresh chicken mix, we believe that our overall product mix will return to the levels existing prior to the WLR Foods acquisition in subsequent years.

   Since the acquisition of WLR Foods, our Eastern Division, which consists of the former WLR Foods' operations, has been affected by two significant unexpected challenges. First, on March 12, 2002 an outbreak of low-pathogenic avian influenza, a disease contagious to turkey, chicken and other birds, was discovered in Virginia. During fiscal 2002, we estimate that our operating income was negatively impacted by approximately $26.0 million due to the negative impact of the avian influenza. As of September 28, 2002, poultry growers and producers have destroyed approximately 4.7 million head of poultry affected as a result of the virus. Turkeys represent approximately 70.0% of the destroyed poultry, with chickens representing approximately 30.0%. Approximately one-half of the turkeys and approximately three-quarters of the chickens destroyed by the poultry industry in Virginia belonged to the Company. No new flocks have tested positive for the presence of avian influenza in Virginia since July 2, 2002. We currently estimate that production in our turkey operation will be significantly reduced over the first six months of fiscal 2003 due to the effects of this viral outbreak. As a result of this lower production output in our turkey operation, we anticipate that operating income from our turkey operation will decrease for the first six months of fiscal 2003 by approximately $8.0 to $14.0 million, when compared to the first six months of fiscal 2002, assuming the outbreak of avian influenza has been contained. On June 19, 2002, U.S. Secretary of Agriculture Ann Veneman proposed to the Office of Management and Budget that the U.S. Department of Agriculture (USDA) cover one-half of the total estimated economic loss suffered by the poultry industry and independent growers in Virginia due to the avian influenza outbreak. Secretary Veneman also recommended that the government of Virginia cover the remaining portion. It is our understanding that, as part of her proposal, Secretary Veneman is suggesting that independent chicken and turkey growers are to be fully compensated for their losses first and that the remainder is to be allocated to other poultry producers (including us) whose flocks were destroyed by the virus. On November 4, 2002 the Department of Agriculture made public their estimate of total federal compensation at $51 million, with growers being compensated $13.9 million and owners being compensated $37.1 million. No assurance can be given as to the amount of federal compensation that we may receive or that any state agencies will in fact provide further economic assistance to the poultry growers and producers affected by the avian influenza outbreak in Virginia. No anticipated recoveries have been recorded by us as our portion of the compensation has not yet been determined. In the event that state agencies do decide to grant economic assistance to the affected poultry growers and producers, it is impossible at this time to estimate how the state agencies would allocate any such assistance between affected poultry growers and producers whose flocks were destroyed by the virus.

     The  second  challenge  faced  by our Eastern Division was that in October
2002 a limited number of USDA samples from the Company's Franconia, Pennsylvania plant tested positive for Listeria. As a result the Company voluntarily recalled all cooked deli products produced at the plant from May 1, 2002 through October 11, 2002. Additionally as a precautionary measure, we immediately suspended operations at our Franconia facility to redouble our food safety and sanitation efforts. No illnesses associated with the Listeria strain in a Northeastern outbreak have been linked to any of our products, and our Franconia facility has been reviewed and inspected by the USDA and reopened on November 13, 2002. As the recall occurred in early fiscal 2003, it did not have any significant impact on our consolidated financial statements as of September 28, 2002. In addition, we carry insurance designed to cover the direct recall related expenses and certain aspects of the related business interruption caused by the recall. As a result, we believe that the recall and its direct effects will not have a material impact on our financial position, results of operations, or liquidity after considering available insurance coverage. However, there will likely be differences between the accounting periods in which certain recall effects are realized and when insurance recoveries are received, and there can be no assurances as to the Company's ability to re-establish the products and sales affected by the recall.

    Consolidated Net Income Before Tax. Consolidated net income before tax is affected by foreign exchange rate fluctuations between the U.S. dollar and the Mexican peso. Assuming the peso exchange rate does not change from the rate at the end of fiscal 2002, approximately $1.7 million of future devaluation will result as remaining inventory is sold. On September 29, 2001, the Mexican peso closed at 9.54 to 1 U.S. dollar, compared to 10.02 to 1 U.S. dollar on September 28, 2002, and at 10.19 to 1 U.S. dollar on December 2, 2002. No assurances can be given as to how future movements in the peso could affect our future earnings.

     Consolidated Net Sales. Consolidated net sales were $2.5 billion for fiscal 2002, an increase of $319.0 million, or 14.4%, from fiscal 2001. The increase in consolidated net sales resulted from a $176.7 million increase in U.S. chicken sales to $1.6 billion, a $109.3 million increase in turkey sales to $348.1 million, a $20.3 million increase in Mexico chicken sales to $323.8 million and a $13.8 million increase in sales of other products to $193.7 million. The increase in U.S. chicken sales was primarily due to a 17.2% increase in dressed pounds produced, which resulted primarily from the acquisition of WLR Foods on January 27, 2001 offset partially by a 4.4% decrease in total revenue per dressed pound produced, caused in part by import restrictions on poultry products typically sold to Russia and Japan by the industry, resulting in production being liquidated at less favorable pricing levels. The increase in turkey sales was due to the acquisition of WLR Foods, partially offset by the impact of the avian influenza discussed above. The $20.3 million increase in Mexico chicken sales was primarily due to an 8.0% increase in average revenue per dressed pound produced, partially offset by a 1.9% decrease in pounds produced. The $13.8 million increase in sales of other U.S. products was primarily due to poultry by-products sales price increases, an increase in sales by the Company's wholesale feed division and the acquisition of WLR Foods.

     Cost of Sales. Consolidated cost of sales was $2.4 billion in fiscal 2002, an increase of $367.8 million, or 18.4%, when compared to fiscal 2001. The U.S. operations accounted for $356.9 million of the increase in the cost of sales and our Mexico operations accounted for $10.9 million of the increase. The cost of sales increase in our U.S. operations of $356.9 million was due primarily to the acquisition of WLR Foods, $121.6 million of which is related to the turkey operations and was impacted by the avian influenza discussed above. The increase in cost of sales of chicken products also resulted from increased sales of higher cost prepared foods products.

     The $10.9 million cost of sales increase in our Mexico operations was primarily due to production of a higher cost, more value added product mix compared to the prior year.

     Gross Profit. Gross profit was $165.2 million for fiscal 2002, a decrease of $48.8 million, or 22.8%, from the same period last year, due primarily to the negative effects of the avian influenza outbreak in our Eastern Division and to lower dark meat sales prices in the U.S. caused in part by import restrictions on poultry products typically sold to Russia and Japan by the industry.

      Gross profit as a percentage of sales decreased to 6.5% in fiscal 2002, from 9.7% in fiscal 2001, primarily due to increased operating expenses incurred in connection with the avian influenza outbreak in our Eastern Division and lower dark meat sales prices in the U.S. caused in part by import restrictions on poultry products typically sold to Russia and Japan by the industry.

     Consolidated Selling, General and Administrative. Consolidated selling, general and administrative expenses were $135.3 million in fiscal 2002 and $119.4 million in fiscal 2001. The $15.9 million increase was due primarily to the acquisition of WLR Foods, which was completed on January 27, 2001. Consolidated selling, general and administrative expenses as a percentage of sales decreased slightly in fiscal 2002 to 5.3%, compared to 5.4% in fiscal 2001.

      Operating Income. Consolidated operating income was $29.9 million for fiscal 2002, decreasing by approximately $64.6 million, when compared to fiscal 2001 due primarily to the negative effects of the avian influenza outbreak in our Eastern Division and to lower dark meat sales prices in the U.S. caused in part by import restrictions on poultry products typically sold to Russia and Japan by the industry.

      Interest Expense. Consolidated net interest expense increased 4.0% to $32.0 million in fiscal 2002, when compared to $30.8 million for fiscal 2001, due primarily to higher average outstanding debt balances experienced in the year.

     Income Tax Expense. Consolidated income tax benefit in fiscal 2002 was $12.4 million compared to an income tax expense of $21.3 million in fiscal 2001. This decrease was primarily caused by the $11.9 million income tax benefit resulting from changes in the Mexico tax law and lower pretax earnings in fiscal 2002.

FISCAL 2001 COMPARED TO FISCAL 2000

      On January 27, 2001, we completed the acquisition of WLR Foods, a vertically integrated producer of chicken and turkey products located in the eastern United States. Accordingly, 35 weeks of operations of the former WLR Foods are included in our results for fiscal 2001.

     Consolidated Net Sales. Consolidated net sales were $2.2 billion for fiscal 2001, an increase of $715.3 million, or 47.7%, from fiscal 2000. The increase in consolidated net sales resulted from a $422.0 million increase in U.S. chicken sales to $1.5 billion, a $238.8 million increase in turkey sales, a $36.7 million increase in sales of other products to $200.1 million and by a $17.8 million increase in Mexico chicken sales to $303.4 million. The increase in U.S. chicken sales was primarily due to a 35.6% increase in dressed pounds produced, which resulted primarily from the acquisition of WLR Foods, and to a 3.4% increase in total revenue per dressed pound produced. The increase in turkey sales was due to the acquisition of WLR Foods. The $36.7 million increase in sales of other U.S. products to $200.1 million was primarily due to the acquisition of WLR Foods and higher prices in our commercial egg operations. The $17.8 million increase in Mexico chicken sales was primarily due to a 13.4% increase in dressed pounds produced offset partially by a 7.1% decrease in average revenue per dressed pound produced, primarily due to lower prices caused by an over supply of chicken.

     Cost of Sales. Consolidated cost of sales was $2.0 billion in fiscal 2001, an increase of $667.2 million, or 50.0%, compared to fiscal 2000. The U.S. operations accounted for $630.8 million of the increase in the cost of sales and our Mexico operations accounted for $36.4 million of the increase.

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

      Gross Profit. Gross profit was $214.0 million for fiscal 2001, an increase of $48.1 million, or 29.0%, over the same period last year, due primarily to the acquisition of WLR Foods. Gross profit as a percentage of sales decreased to 9.7% in fiscal 2001, from 11.1% in fiscal 2000, due primarily to lower sales prices in Mexico.

      Selling, General and Administrative Expenses. Consolidated selling, general and administrative expenses were $119.4 million in fiscal 2001 and $85.3 million in fiscal 2000. The $34.1 million increase was due primarily to the acquisition of WLR Foods and certain integration costs related thereto. Consolidated selling, general and administrative expenses as a percentage of sales decreased in fiscal 2001 to 5.4%, compared to 5.7% in fiscal 2000, due primarily to synergies resulting from the WLR Foods acquisition.

      Operating Income. Consolidated operating income was $94.5 million for fiscal 2001, an increase of $14.1 million when compared to fiscal 2000, resulting primarily from higher volumes from the acquisition of WLR Foods and higher sales prices in the U.S.

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

LIQUIDITY AND CAPITAL RESOURCES

    We maintain $130.0 million in revolving credit facilities, $30 million of which is related to our Mexican operations, and $400.0 million in a secured revolving/term borrowing facility, subject to certain limitations including availability of collateral. The $400.0 million revolving/term borrowing facility provides for $285.0 million and $115.0 million of 10-year and 7-year commitments, respectively. Borrowings under these facilities are split pro rata between the 10-year and 7-year maturities as they occur. The credit facilities provide for interest at rates ranging from LIBOR plus five-eighths percent to LIBOR plus two and three-quarters percent, depending upon our total debt to capitalization ratio. Interest rates on debt outstanding under these facilities as of September 28, 2002 ranged from LIBOR plus one and three-quarters percent to LIBOR plus two percent. These facilities are secured by inventory and fixed assets; the $30 million facility in Mexico is further secured by Mexican accounts receivables, inventories and certain fixed assets.

     At September 28, 2002, $115.9 million was available under the revolving credit facilities including $30.0 million in Mexico and $209.0 million was available under the revolving/term borrowing facility. At December 2, 2002 we had $76.1 million available under our revolving credit facilities and $180.0 million available under the revolving/term borrowing facility and cash on hand of $81.3 million compared to $14.9 million at September 28, 2002, due primarily to advances subsequent to year end on the various facilities, for a total liquidity of $337.4 million at December 2, 2002 compared to $339.8 million at September 28, 2002.

     On June 26, 1998, we entered into an Asset Sale Agreement to sell up to $60 million of accounts receivable. In connection with the Asset Sale Agreement, we sell, on a revolving basis, certain of our trade receivables (the "Pooled Receivables") to a special purpose corporation wholly owned by us, which in turn sells a percentage ownership interest to third parties. At September 28, 2002 and September 29, 2001, an interest in these Pooled Receivables of $58.5 million had been sold to third parties and is reflected as a reduction in accounts receivable during each period. This sales agreement expires on June 30, 2003. If this facility is not replaced or extended the Company will likely use its revolving/term borrowing facility to provide this liquidity. These transactions have been recorded as sales in accordance with Financial Accounting Standards Board Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The gross proceeds resulting from the sale are included in cash flows from operating activities in our consolidated statements of cash flows. Losses on these sales were immaterial.

      On June 29, 1999, the Camp County Industrial Development Corporation issued $25.0 million of variable-rate environmental facilities revenue bonds supported by letters of credit obtained by us. We may draw from these proceeds over the construction period for new sewage and solid waste disposal facilities at a poultry by-products plant to be built in Camp County, Texas. We are not required to borrow the full amount of the proceeds from the bonds. All amounts borrowed from these funds will be due in 2029. The amounts that we borrow will be reflected as debt when received from the Camp County Industrial Development Corporation. The interest rates on amounts borrowed will closely follow the tax-exempt commercial paper rates. Presently, there are no borrowings outstanding under the bonds.

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

   At September 28, 2002, our working capital decreased to $179.0 million and our current ratio decreased to 1.68 to 1, compared with working capital of $203.4 million and a current ratio of 1.85 to 1 at September 29, 2001, primarily due to the working capital changes discussed below.

Contractual Obligations and Guarantees.   Obligations  under long-term debt and
non-cancelable operating leases at September 28, 2002 are as follows (in millions):

                                                     Payments Due By Period
                                     Less than                         After
Contractual Obligations     Total     1 year    1-3 years  4-5 years  5 years

Long-term debt(a)          $453.6      $3.4       $21.6      $49.1     $379.5
Guarantee Fees               13.2       2.5         4.8        4.1        1.8
Operating leases            110.3      32.4        38.2       26.8       12.9
Total                      $577.1     $38.3       $64.6      $80.0     $394.2
(a)  Excludes $14.1 million in letters of credit outstanding related to normal business transactions.

     Trade accounts and other receivables were $85.3 million at September 28, 2002, compared to $95.0 million at September 29, 2001. The $9.7 million, or 10.2%, decrease in trade accounts and other receivables was primarily due to improvements in collection efficiencies. Excluding the sale of receivables, trade accounts and other receivables would have decreased $8.5 million, to $143.8 million at the end of fiscal 2002 from $153.5 million at the end of fiscal 2001.

     Inventories were $326.8 million at September 28, 2002, compared to $314.4 million at September 29, 2001. The $12.4 million, or 3.9%, increase in inventories was primarily due to increases in finished turkey products inventories resulting from changes made in product mix in connection with the outbreak of avian influenza (see General, Overview and Developments) which inventories are expected to be liquidated during the 2002 Thanksgiving and Christmas holiday seasons.

     Accounts payable and accrued expenses increased $18.6 million to $248.5 million at September 28, 2002, compared to $229.9 million at September 29, 2001 due to an increase in higher feed, other ingredients, packaging costs, and other expenses.

     Capital expenditures of $80.4 million, $112.6 million and $92.1 million, for fiscal years 2002, 2001 and 2000, respectively, were primarily incurred to acquire and expand certain facilities, improve efficiencies, reduce costs and for the routine replacement of equipment. We anticipate spending approximately $65.0 million to $75.0 million in fiscal 2003 to improve efficiencies and for the routine replacement of equipment. We expect to finance such expenditures with available operating cash flows and existing revolving/term and revolving credit facilities.

      Cash flows provided by operating activities were $98.1 million, $87.8 million and $130.8 million for the fiscal years 2002, 2001 and 2000, respectively. The increase in cash flows provided by operating activities for fiscal 2002 when compared to fiscal 2001, was primarily due to a full year impact from the former WLR Foods operations in fiscal 2002, compared to 35 weeks in fiscal 2001. The decrease in cash flows provided by operating activities in fiscal 2001 compared to fiscal 2000, was primarily due to an overall increase of accounts receivable, due primarily to a higher level of sales activity and increased inventories, due primarily to higher levels of live poultry and frozen turkey inventories due primarily to seasonal variations in the live production cycle and sales of turkey products, both of which were primarily a result of the WLR Foods acquisition; and lower net income for fiscal 2001.

      Cash flows (used in) provided by financing activities were ($21.2) million, $254.2 million and ($22.6) million for the fiscal years 2002, 2001 and 2000, respectively. The increase in cash used in financing activities for fiscal 2002, when compared to fiscal 2001, is primarily due to borrowings to finance the acquisition of WLR Foods in 2001. The increase in cash flows provided by financing activities for fiscal 2001, when compared to fiscal 2000, reflects the net proceeds from borrowings to finance the acquisition of WLR Foods.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

    General. Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, customer programs and incentives, allowance for doubtful accounts, inventories and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

    We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

    Revenue Recognition. Revenue is recognized upon shipment or upon transfer of ownership of the product to the customer and is recorded net of estimated incentive offerings including special pricing agreements, promotions and other volume-based incentives. Revisions to these estimates are charged to income in the period in which the facts that give rise to the revision become known.

    Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts reflecting estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is based on management's review of the overall condition of accounts receivable balances and review of significant past due accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

    Inventory. Live poultry inventories are stated at the lower of cost or market and breeder hens at the lower of cost, less accumulated amortization, or market. The costs associated with breeder hens are accumulated up to the production stage and amortized over the productive lives using the unit-of-production method. Finished poultry products, feed, eggs and other inventories are stated at the lower of cost (first-in, first-out method) or market. We record valuations and adjustments for our inventory and for estimated obsolescence at or equal to the difference between the cost of inventory and the estimated market value based upon known conditions affecting the inventories obsolescence, including significantly aged products, discontinued product lines, or damaged or obsolete products. We allocate meat costs between our various finished poultry products based on a by-product costing technique that reduces the cost of the whole bird by estimated yields and amounts to be recovered for certain by-product parts, primarily including leg quarters, wings, tenders and offal, which are carried in inventory at the estimated recovery amounts, with the remaining amount being reflected as our breast meat cost. As a result, our lower of cost or market evaluation is done separately on a pool basis for all chicken and turkey products. If actual market conditions are less favorable than those projected by management, additional inventory adjustments may be required.

    Accrued Self Insurance. Insurance expense for casualty claims and employee-related health care benefits are estimated using historical experience and actuarial estimates. Stop-loss coverage is maintained with third party insurers to limit the Company's total exposure. The assumption used to arrive at periodic expenses is reviewed regularly by management. However, actual expenses could differ from these estimates and could result in adjustments to be recognized.

    Income Taxes. We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires that deferred tax assets and liabilities be recognized for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Taxes are provided for international subsidiaries based on the assumption that these earnings are indefinitely reinvested in the Company and within individual companies and as such taxes are not provided in the U.S. or local jurisdictions that would be required in the event of distribution of these earnings. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. We review the recoverability of any tax assets recorded on the balance sheet, primarily operating loss carryforwards, based on both historical and anticipated earnings levels of the individual operations and provide a valuation allowance when it is more likely than not that amounts will not be recovered.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK SENSITIVE INSTRUMENTS AND POSITIONS

    The risk inherent in our market risk sensitive instruments and positions is the potential loss arising from adverse changes in the price of feed ingredients, foreign currency exchange rates and interest rates as discussed below. The sensitivity analyses presented do not consider the effects that such adverse changes may have on overall economic activity, nor do they consider additional actions our management may take to mitigate our exposure to such changes. Actual results may differ.


  Feed Ingredients

    We purchase certain commodities, primarily corn and soybean meal. As a result, our earnings are affected by changes in the price and availability of such feed ingredients. As market conditions dictate, we will from time to time lock-in future feed ingredient prices using various hedging techniques, including forward purchase agreements with suppliers and futures contracts. We do not use such financial instruments for trading purposes and are not a party to any leveraged derivatives. Market risk is estimated as a hypothetical 10% increase in the weighted-average cost of our primary feed ingredients as of September 28, 2002. Based on our feed consumption during fiscal 2002, such an increase would have resulted in an increase to cost of sales of approximately $69.5 million, excluding the impact of any hedging in that period. As of September 28, 2002, we had hedged 1.7% of our 2003 feed requirements.

Foreign Currency

   Our earnings are affected by foreign exchange rate fluctuations related to the Mexican peso net monetary position of our Mexico subsidiaries denominated in Mexican pesos. We manage this exposure primarily by attempting to minimize our Mexican peso net monetary position, but from time to time we have also considered executing hedges to help minimize this exposure. Such instruments, however, have historically not been economically feasible. We are also exposed to the effect of potential exchange rate fluctuations to the extent that amounts are repatriated from Mexico to the United States. However, we currently anticipate that the cash flows of our Mexico subsidiaries will continue to be reinvested in our Mexico operations. In addition, the Mexican peso exchange rate can directly and indirectly impact our results of operations and financial position in several manners, including potential economic recession in Mexico resulting from a devalued peso. The impact on our financial position and results of operations of a hypothetical change in the exchange rate between the U.S. dollar and the Mexican peso cannot be reasonably estimated. Foreign currency exchange gains and losses, representing the change in the U.S. dollar value of the net monetary assets of our Mexico subsidiaries denominated in Mexican pesos, was a loss of $1.5 million in fiscal 2002 and a loss of $0.1 million and gain of $0.2 million in fiscal 2001 and 2000, respectively. On December 2, 2002, the Mexican peso closed at 10.19 to 1 U.S. dollar, compared to 10.02 at September 28, 2002. No assurance can be given as to how future movements in the peso could affect our future earnings.

  Interest Rates

      Our earnings are also affected by changes in interest rates due to the impact those changes have on our variable-rate debt instruments. The acquisition of WLR Foods substantially increased our outstanding balances of variable rate debt. We have variable-rate debt instruments representing approximately 42.4% of our long-term debt at September 28, 2002. Holding other variables constant, including levels of indebtedness, a 25 basis points increase in interest rates would have increased our interest expense by $0.5 million for fiscal 2002. These amounts are determined by considering the impact of the hypothetical interest rates on our variable-rate long-term debt at September 28, 2002.

     Market risk for fixed-rate long-term debt is estimated as the potential increase in fair value resulting from a hypothetical 25 basis points decrease in interest rates and amounts to approximately $11.6 million as of September 28, 2002, using discounted cash flow analysis.

  Impact of Inflation

   Due to low to moderate inflation in the U.S. and Mexico and our rapid inventory turnover rate, the results of operations have not been significantly affected by inflation during the past three-year period.

FORWARD LOOKING STATEMENTS

     Statements of our intentions, beliefs, expectations or predictions for the future, denoted by the words "anticipate," "believe," "estimate," "expect," "project," "imply," "intend," "foresee" and similar expressions, are forward-looking statements that reflect our current views about future events and are subject to risks, uncertainties and assumptions. Such risks, uncertainties and assumptions include those described under "Risk Factors" below and elsewhere in this Annual Report on Form 10-K.

      Actual results could differ materially from those projected in these forward-looking statements as a result of these factors, among others, many of which are beyond our control.

      In making these statements, we are not undertaking, and specifically decline to undertake, any obligation to address or update each or any factor in future filings or communications regarding our business or results, and we are not undertaking to address how any of these factors may have caused changes or information contained in previous filings or communications. Though we have attempted to list comprehensively these important cautionary risk factors, we wish to caution investors and others that other factors may in the future prove to be important in affecting our business or results of operations.

RISK FACTORS

Cyclicality  and  Commodity  Prices.    Industry  cyclicality  can  affect  our
earnings,  especially  due  to  fluctuations  in  commodity   prices   of  feed
ingredients, chicken and turkey.

   Profitability in the chicken and turkey industries is materially affected by the commodity prices of feed ingredients, chicken and turkey, which are determined by supply and demand factors. As a result, the chicken and turkey industries are subject to cyclical earnings fluctuations.

   The production of feed ingredients is positively or negatively affected primarily by weather patterns throughout the world, the global level of supply inventories and demand for feed ingredients, and the agricultural policies of the United States and foreign governments. In particular, weather patterns often change agricultural conditions in an unpredictable manner. A sudden and significant change in weather patterns could affect supplies of feed ingredients, as well as both the industry's and our ability to obtain feed ingredients, grow chickens and turkeys or deliver products.

   High feed ingredient prices have had a material adverse effect on our operating results in the past. We periodically seek, to the extent available, to enter into advance purchase commitments or financial hedging contracts for the purchase of feed ingredients in an effort to manage our feed ingredient costs. The use of such instruments may not be successful.

Substantial Leverage. Our substantial indebtedness could adversely affect our financial condition.

   We presently have, and expect to continue to have, a substantial amount of indebtedness. Our substantial indebtedness could have important consequences to you. For example, it could:

   - Make it more difficult for us to satisfy our obligations under our indebtedness, including our debt securities;

   -  Increase our vulnerability to general adverse economic conditions;

   - Limit our ability to obtain necessary financing and to fund future working capital, capital expenditures and other general corporate requirements;

   - Require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and for other general corporate purposes;

   - Limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

   - Place us at a competitive disadvantage compared to our competitors that have less debt;

   -  Limit our ability to pursue acquisitions and sell assets;

   - Make us vulnerable to increases in interest rates because a substantial portion of our borrowings are at variable interest rates; and

   - Limit, along with the financial and other restrictive covenants in our indebtedness, our ability to borrow additional funds, and failing to comply with those covenants could result in an event of default or require redemption of indebtedness. Either of these events could have a material adverse effect on us.

      Our ability to make payments on and to refinance our indebtedness will depend on our ability to generate cash in the future, which is dependent on various factors. These factors include the commodity prices of feed ingredients, chicken and chicken parts and general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

Additional Borrowings Available. Despite our substantial indebtedness, we may still be able to incur significantly more debt. This could intensify the risks described above.

   Despite our substantial indebtedness, we are not prohibited from incurring additional indebtedness in the future. If additional debt is added to our current debt levels, the related risks that we now face could intensify.

Integration of  the  Eastern  Division.    We  have  only recently acquired the
Eastern Division and may not be able to successfully integrate its operations over the long term.

   We only recently began to operate the businesses of Pilgrim's Pride and the Eastern Division as a combined entity. The acquisition of the Eastern Division has significantly increased our size and operations. Our prospects should be considered in light of the numerous risks commonly encountered in business combinations. Although our management has significant experience in the chicken industry, there can be no assurance as to our ability to effectively integrate WLR Foods or fully realize the associated cost savings and operating synergies currently anticipated.

   Contamination of Products. If our poultry products become contaminated, we may be subject to product liability claims and product recalls.

   Poultry products may be subject to contamination by disease producing organisms, or pathogens, such as Listeria monocytogenes, Salmonella and generic E coli. These pathogens are generally found in the environment and, as a result, there is a risk that they, as a result of food processing, could be present in our processed poultry products. These pathogens can also be introduced as a result of improper handling at the further processing, foodservice or consumer level. These risks may be controlled, but may not be eliminated, by adherence to good manufacturing practices and finished product testing. The Company has little, if any, control over proper handling once the product has been shipped. Illness and death may result if the pathogens are not eliminated at the further processing, foodservice or consumer level. Even an inadvertent shipment of contaminated products is a violation of law and may lead to increased risk of exposure to product liability claims, product recalls and increased scrutiny by federal and state regulatory agencies and may have a material adverse effect on our business, reputation and prospects.

   As described in detail under "Item 1. Business - General - Overview and Recent Developments," in October 2002 one product sample produced in our Franconia, Pennsylvania facility that had not been shipped to customers tested positive for Listeria and we later received information from the USDA suggesting that environmental samples taken at the facility had tested positive for both the strain of Listeria identified in the product and a strain having characteristics similar to those of the strain identified in a Northeastern Listeria outbreak. As a result of these findings, we recalled all cooked deli products produced at the facility from May 1, 2002 through October 11, 2002 and temporarily suspended operations at the facility to redouble our food safety and sanitation efforts. There can be no assurance that there will not be additional recalls of our products in the future or that this recall or any such future recall or any litigation arising therefrom will not have a material adverse effect on our ability to market our products successfully or on our business, reputation, prospects, financial condition and results of operations.

Livestock and Poultry Disease. Outbreaks of livestock diseases in general, and poultry disease in particular, can significantly restrict our ability to conduct our operations.

   We take all reasonable precautions to ensure that our flocks are healthy and that our processing plants and other facilities operate in a sanitary and environmentally sound manner. However, events beyond our control, such as the outbreak of disease, could significantly restrict our ability to conduct our operations. Furthermore, an outbreak of disease could result in governmental restrictions on the import and export of our fresh chicken, turkey or other products to or from our suppliers, facilities or customers, or require us to destroy one or more of our flocks. This could result in the cancellation of orders by our customers and create adverse publicity that may have a material adverse effect on our ability to market our products successfully and on our business, reputation and prospects.

   As described in more detail under "Item 1. Business - General - Overview and Recent Developments," an outbreak of low-pathogenic avian influenza, a disease contagious to turkey, chicken and other birds, has had a material adverse effect on our fiscal 2002 operating results and is expected to continue to have a material adverse effect on our results through at least the first six months of fiscal 2003. There can be no assurance that the losses associated with this avian influenza outbreak will not be greater than anticipated or that any future poultry disease outbreaks will not have a material adverse effect on our ability to market our products successfully or on our business, reputation, prospects, financial condition and results of operations.

Product Liability. Product liability claims or product recalls can adversely affect our business reputation and expose us to increased scrutiny by federal and state regulators.

   The packaging, marketing and distribution of food products entails an inherent risk of product liability and product recall and the resultant adverse publicity. We may be subject to significant liability if the consumption of any of our products causes injury, illness or death. We could be required to recall certain of our products in the event of contamination or damage to the products. In addition to the risks of product liability or product recall due to deficiencies caused by our production or processing operations, we may encounter the same risks if any third party tampers with our products. We cannot assure you that we will not be required to perform product recalls, or that product liability claims will not be asserted against us, in the future. Any claims that may be made may create adverse publicity that would have a material adverse effect on our ability to market our products successfully or on our business, reputation, prospects, financial condition and results of operations.

   As described above under "Contamination of Products - If our poultry products become contaminated, we may be subject to product liability claims and product recalls." We recently recalled all cooked deli products produced at one of our facilities from May 1, 2002 through October 11, 2002. In connection with this recall, a class action lawsuit was filed against us on behalf of a putative class of persons that purchased and/or consumed meat products subject to the recall and we have received a substantial amount of press. See Item 3. Legal Proceedings. There can be no assurance that any class action litigation or reputational injury associated with this or any future product recalls will not have a material adverse effect on our ability to market our products successfully and on our business, reputation, prospects, financial condition and results of operations.

Insurance.   We  are  exposed  to  risks relating to product liability, product recalls, property damage and injuries to persons, for which insurance coverage is expensive, limited and potentially inadequate.

     Our business operations entail a number of risks, including risks relating to product liability claims, product recalls, property damage and injuries to persons. We currently maintain insurance with respect to certain of these risks, including product liability and recall insurance, property insurance, workers compensation insurance and general liability insurance, but in many cases such insurance is expensive, difficult to obtain and no assurance can be given that such insurance can be maintained in the future on acceptable terms, or in sufficient amounts to protect us against losses due to any such events, or at all. Moreover, even though our insurance coverage may be designed to protect us from losses attributable to certain events, it may not adequately protect us from liability and expenses we incur in connection with such events. For example, in the past one of our insurers encountered financial difficulties and was unable to fulfill its obligations under one of our insurance policies and one of our insurers contested coverage with respect to a claim forcing us to litigate the issue of coverage.

      As described above under "Contamination of Products-If our poultry products become contaminated, we may be subject to product liability claims and product recalls," we recently recalled all cooked deli products produced at one of our facilities from May 1, 2002 through October 11, 2002, and a class action lawsuit was filed against us on behalf of a putative class of persons that purchased and/or consumed meat products subject to the recall. We have notified our insurers as to the occurrence of these events and made one claim to date under our product recall insurance policy. While we carry insurance designed to cover recall events such as this and we believe that the insurance policies purchased will cover the direct costs associated with the product recall and related product liability claims and, subject to the insurer's reservation of rights, we have received a $4 million advance payment from our insurer with respect to the product recall claim, no assurances can be given that such insurance will in fact adequately protect us from liability and expenses we incur in connection with this recall or any such future events.

Potential Acquisitions. We may pursue opportunities to acquire complementary businesses, which could increase leverage and debt service requirements and could adversely affect our financial situation if we fail to successfully integrate the acquired business.

   We intend to pursue selective acquisitions of complementary businesses in the future. Inherent in any future acquisitions are certain risks such as increasing leverage and debt service requirements and combining company cultures and facilities, which could have a material adverse effect on our operating results, particularly during the period immediately following such acquisitions. Additional debt or equity capital may be required to complete future acquisitions, and there can be no assurance that we will be able to raise the required capital. Furthermore, acquisitions involve a number of risks and challenges, including:

      *  Diversion of management's attention;

      *  The need to integrate acquired operations;

      * Potential loss of key employees and customers of the acquired companies;

      * Lack of experience in operating in the geographical market of the acquired business; and

      *  An increase in our expenses and working capital requirements.

   Any of these and other factors could adversely affect our ability to achieve anticipated cash flows at acquired operations or realize other anticipated benefits of acquisitions.

Foreign Operations  Risks.   Our  foreign  operations pose special risks to our
business and operations.

   We have substantial operations and assets located in Mexico. Foreign operations are subject to a number of special risks, including among others:

      *  Currency exchange rate fluctuations;

      *  Trade barriers;

      *  Exchange controls;

      *  Expropriation; and

      * Changes in laws and policies, including those governing foreign-owned operations.

   Currency exchange rate fluctuations have adversely affected us in the past. Exchange rate fluctuations or one or more other risks may have a material adverse effect on our business or operations in the future.

   Our operations in Mexico are conducted through subsidiaries organized under the laws of Mexico. We may rely in part on intercompany loans and distributions from our subsidiaries to meet our obligations. Claims of creditors of our subsidiaries, including trade creditors, will generally have priority as to the assets of our subsidiaries over our claims. Additionally, the ability of our Mexican subsidiaries to make payments and distributions to us will be subject to, among other things, Mexican law. In the past, these laws have not had a material adverse effect on the ability of our Mexican subsidiaries to make these payments and distributions. However, laws such as these may have a material adverse effect on the ability of our Mexican subsidiaries to make these payments and distributions in the future.

Government Regulation. Regulation, present and future, is a constant factor affecting our business.

   The chicken and turkey industries are subject to federal, state and local governmental regulation, including in the health and environmental areas. We anticipate increased regulation by various agencies concerning food safety, the use of medication in feed formulations and the disposal of poultry by-products and wastewater discharges. Unknown matters, new laws and regulations, or stricter interpretations of existing laws or regulations may materially affect our business or operations in the future.

Control of Voting Stock. Voting control over Pilgrim's Pride is maintained by Lonnie "Bo" Pilgrim and Lonnie Ken Pilgrim.

   Through a limited partnership of which they are the only general partners, Lonnie "Bo" Pilgrim and his son Lonnie Ken Pilgrim have voting control of 60.8% of the voting power of our outstanding common stock. They are therefore in a position to control the outcome of all actions requiring stockholder approval, including the election of directors. This ensures their ability to control the future direction and management of Pilgrim's Pride. If Lonnie "Bo" Pilgrim and certain members of his family cease to own at least a majority of the voting power of the outstanding common stock, it will constitute an event of default under certain agreements relating to our indebtedness.

Risks Associated with Tax Status.

   Potential payment of deferred taxes may affect our cash flow.

   Before July 2, 1988, we used the cash method of accounting for income tax purposes. Pursuant to changes in the laws enacted by the Revenue Act of 1987, we were required to change our method of accounting for federal income tax purposes from the cash method to the accrual method. As a consequence of this change in our accounting method, we were permitted to create a "suspense account" in the amount of approximately $89.7 million. The money in the suspense account represents deferred income arising from our prior use of the cash method of accounting.

   Beginning in fiscal 1998, we are generally required to include 1/20th of the amount in the suspense account, or approximately $4.5 million, in taxable income each year for the next 20 years. As of September 28, 2002, the balance in the suspense account was approximately $64 million. However, the full amount must be included in taxable income in any year that Pilgrim's Pride ceases to be a "family corporation." We will cease to be a "family corporation" if Lonnie "Bo" Pilgrim's family ceases to own at least 50% of the total combined voting power of all classes of stock entitled to vote. If that occurs, we would be required to recognize the balance of the suspense account in taxable income.

   Currently there exists no plan or intention on the part of Lonnie "Bo" Pilgrim's family to transfer enough Pilgrim's Pride stock so that we cease to qualify as a family corporation. However, this may happen, and the suspense account might be required to be included in our taxable income.

Potential accrual of deferred taxes may affect our net income and cash flow. The Company has not provided any deferred income taxes on the undistributed earnings of its Mexico subsidiaries based upon its determination that such earnings will be indefinitely reinvested. As of September 28, 2002, the cumulative undistributed earnings of these subsidiaries were approximately $191.7 million. If such earnings were not considered indefinitely reinvested, deferred U.S. and foreign income taxes would have been provided, after consideration of estimated foreign tax credits. However, determination of the amount of deferred federal and foreign income taxes is not practical.

Significant Competition. Competition in the chicken and turkey industries with other vertically integrated poultry companies, especially companies with greater resources, may make us unable to compete successfully in these industries, which could adversely affect our business.

   The chicken and turkey industries are highly competitive. Some of our competitors have greater financial and marketing resources than us. In both the United States and Mexico, we primarily compete with other vertically integrated poultry companies.

   In general, the competitive factors in the U.S. poultry industry include:

      *  Price;

      *  Product quality;

      *  Brand identification;

      *  Breadth of product line; and

      *  Customer service.

   Competitive factors vary by major market. In the foodservice market, competition is based on consistent quality, product development, service and price. In the U.S. retail market, we believe that competition is based on product quality, brand awareness and customer service. Further, there is some competition with non-vertically integrated further processors in the U.S. prepared food business.

   In Mexico, where product differentiation has traditionally been limited, product quality and price have been the most critical competitive factors. Additionally, the North American Free Trade Agreement, which went into effect on January 1, 1994, requires annual reductions in tariffs for chicken and chicken products in order to eliminate those tariffs by January 1, 2003. As those tariffs are reduced, increased competition from chicken imported into Mexico from the U.S. may have a material adverse effect on the Mexican chicken industry in general, and on our Mexican operations in particular.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The consolidated financial statements together with the report of independent auditors, and financial statement schedule are included on pages 71 through 95 this document. Financial statement schedules other than those included herein have been omitted because the required information is contained in the consolidated financial statements or related notes, or such information is not applicable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

   Certain information regarding our executive officers has been presented under "Executive Officers" included in Item 1. Business, above.

   Reference is made to the section entitled "Election of Directors" of the Company's Proxy Statement for its 2002 Annual Meeting of Stockholders, which section is incorporated herein by reference.

   Reference is made to the section entitled "Compliance with Section 16(a) of the Exchange Act" of the Company's Proxy Statement for its 2002 Annual Meeting of Stockholders, which section is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     As of September 28, 2002, the Company did not have any compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance by the Company.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Additional information responsive to Items 11, 12 and 13 is incorporated by reference from the sections entitled "Security Ownership", "Election of Directors", "Executive Compensation" and "Certain Transactions" of the Company's Proxy Statement for its 2002 Annual Meeting of Stockholders.

ITEM 14.  CONTROLS AND PROCEDURES

       An evaluation was performed under the supervision and with the participation of the Company's management, including the Chairman, Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days of the filing date of this Annual Report on Form 10-K. Based on that evaluation, the Company's management, including the Chairman, CEO and CFO, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their evaluation.



                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a)Financial Statements

         (1) The financial statements and schedule listed in the accompanying index to financial statements and schedules are filed as part of this report.

         (2) All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.

         (3)  The financial statements schedule entitled "Valuation and Qualifying
              Accounts and Reserves" is filed as part of this report on page 92.

   (a)Reports on Form 8-K
         (1)  The Company filed a Form 8-K on July 17, 2002, to report certain supplemental historical financial information including quarterly information  regarding net sales by primary market line that had
              generally previously only   been reported on an annual basis.

         (1) The Company filed a Form 8-K on August 8, 2002, attaching two exhibits entitled "Statement under Oath of Principal Executive
              Officer" and "Statement Under Oath of Principal Financial Officer", that were executed to comply with Securities and Exchange Commission
              Order No. 4-460.

         (2)  The Company filed a Form 8-K on October 15, 2002, to report two press releases announcing a voluntary recall of cooked deli products produced at its Franconia, Pennsylvania facility.

         (3) The Company filed a Form 8-K on October 30, 2002, to report certain supplemental historical financial information including quarterly information regarding net sales by primary market line.

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

  3.1 Certificate of Incorporation of the Company, as amended.*

  3.2 Amended and Restated Corporate Bylaws of Pilgrim's Pride Corporation, a
      Delaware Corporation, effective May 14,1999.

  4.1 Certificate of Incorporation of the Company, as amended (included as Exhibit
      3.1).

  4.2 Amended and Restated Corporate Bylaws of Pilgrim's Pride Corporation, a
      Delaware Corporation, effective May 14, 1999 (included as Exhibit 3.2).

  4.3 Indenture dated as of August 9, 2001 by and between Pilgrim's Pride
      Corporation and The Chase Manhattan Bank relating to Pilgrim's Pride's
      9 5/8% Senior Notes Due 2011 (incorporated by reference from Exhibit 4.1 to Pilgrim's Pride's Current Report on Form 8-K (No. 001-09273) dated
      August 9, 2001).

  4.4 First Supplemental Indenture dated as of August 9, 2001 by and between
      Pilgrim's Pride Corporation and The Chase Manhattan Bank relating to Pilgrim's
      Pride's 9 5/8% Senior Notes Due 2011 (incorporated by reference from Exhibit
      4.2 to Pilgrim's Pride's Current Report on Form 8-K (No. 001-09273) dated
      August 9, 2001).

  4.5 Form of 9 5/8% Senior Note Due 2011 (incorporated by reference from Exhibit
      4.3 to Pilgrim's Pride's Current Report on Form 8-K (No. 001-09273) dated
      August 9, 2001).

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

 10.4 Aircraft Lease Extension Agreement between B.P. Leasing Co., (L.A. Pilgrim,
      Individually) and Pilgrim's Pride Corporation (formerly Pilgrim's Industries,
      Inc.) effective November 15, 1992 (incorporated by reference from Exhibit
      10.48 of the Company's Quarterly Report on Form 10-Q for the three months ended March 29, 1997).

 10.5 Broiler Grower Contract dated May 6, 1997 between Pilgrim's Pride Corporation and Lonnie "Bo" Pilgrim (Farm 30) (incorporated by reference from Exhibit
      10.49 of the Company's Quarterly Report on Form 10-Q for the three months ended March 29, 1997).

 10.6 Commercial Egg Grower Contract dated May 7, 1997 between Pilgrim's Pride
      Corporation and Pilgrim Poultry G.P. (incorporated by reference from
      Exhibit 10.50 of the Company's Quarterly Report on Form 10-Q for the three months ended March 29, 1997).

 10.7 Agreement dated October 15, 1996 between Pilgrim's Pride Corporation and
      Pilgrim Poultry G.P. (incorporated by reference from Exhibit 10.23 of the
      Company's Quarterly Report on Form 10-Q for the three months ended
      January 2, 1999).

 10.8 Heavy Breeder Contract dated May 7, 1997 between Pilgrim's Pride Corporation and Lonnie "Bo" Pilgrim (Farms 44, 45 & 46) (incorporated by reference from
      Exhibit 10.51 of the Company's Quarterly Report on Form 10-Q for the three months ended March 29, 1997).

 10.9 Broiler Grower Contract dated January 9, 1997 by and between Pilgrim's Pride and O.B. Goolsby, Jr. (incorporated by reference from Exhibit 10.25 of the Company's Registration Statement on Form S-1 (No. 333-29163) effective June
      27, 1997).

10.10 Broiler Grower Contract dated January 15, 1997 by and between Pilgrim's Pride
      Corporation and B.J.M. Farms (incorporated by reference from Exhibit 10.26 of the Company's Registration Statement on Form S-1 (No. 333-29163) effective
      June 27, 1997).

10.11 Broiler Grower Agreement dated January 29, 1997 by and between Pilgrim's
      Pride Corporation and Clifford E. Butler (incorporated by reference from
      Exhibit 10.27 of the Company's Registration Statement on Form S-1
      (No. 333-29163) effective June 27, 1997).

10.12 Receivables Purchase Agreement between Pilgrim's Pride Funding Corporation, as
      Seller, Pilgrim's Pride Corporation, as Servicer, Pooled Accounts Receivable
      Capital Corporation, as Purchaser, and Nesbitt Burns Securities Inc., as Agent
      (incorporated by reference from Exhibit 10.33 of the Company's Quarterly
      Report on Form 10-Q for the three months ended June 27, 1998).

10.13 Purchase and Contribution Agreement dated as of June 26, 1998 between
      Pilgrim's Pride Funding Corporation and Pilgrim's Pride Corporation
      (incorporated by reference from Exhibit 10.34 of the Company's Quarterly
      Report on Form 10-Q for the three months ended June 27, 1998).

10.14 Second Amended and  Restated  Secured  Credit Agreement between Pilgrim's
      Pride Corporation and Harris Trust and Savings Bank, individually and as agent, and the lenders from time to time parties thereto as lenders, dated
      November 5, 1999 (incorporated by reference from Exhibit 10.23 of the
      Company's Annual Report on Form 10-K for the fiscal year ended October 2,
      1999).

10.15 Guaranty Fee Agreement between Pilgrim's Pride  Corporation  and Pilgrim
      Interests, LTD., dated June 11, 1999 (incorporated by reference from Exhibit
      10.24 of the Company's Annual Report on Form 10-K for the fiscal year ended
      October 2, 1999).

10.16 Heavy Breeder Contract dated October 27, 1999 between Pilgrim's  Pride
      Corporation and David Van Hoose (Timberlake Farms) (incorporated by reference from Exhibit 10.25 of the Company's Annual Report on Form 10-K for the fiscal year ended October 2, 1999).

10.17 First Amendment  to the Second Amended and Restated Secured Credit Agreement
      between Pilgrim's Pride Corporation  and  Harris Trust and Savings Bank,
      individually  and  as  agent,  and  the  lenders  from time to time parties thereto as lenders, dated November 5, 1999 (incorporated by reference from
      Exhibit 10.27 of the Company's  Quarterly  Report  on Form 10-Q for the three months ended December 30, 2000).

10.18 Second Amendment to the Second Amended and Restated Secured Credit Agreement
      between Pilgrim's Pride  Corporation  and  Harris Trust  and  Savings  Bank,
      individually  and  as  agent,  and the lenders from time to time parties thereto as lenders, dated November 5, 1999 (incorporated by reference from
      Exhibit 10.28  of  the  Company's Quarterly Report on Form 10-Q for the three months ended December 30, 2000).

10.19 Second Amended and Restated Credit Agreement between Pilgrim's Pride
      Corporation and CoBank, ACB, individually and as agent and the lenders from time to time parties hereto as lenders, dated November 16, 2000
      (incorporated  by  reference from Exhibit 10.29 of the Company's Quarterly
      Report on Form 10-Q for the three months ended December 30, 2000).

10.20 Commercial Property Lease dated December 29, 2000 between Pilgrim's Pride
      Corporation and Pilgrim Poultry  G.P.  (incorporated by reference from Exhibit
      10.30 of the Company's Quarterly Report on Form 10-Q for the three months ended December 30, 2000).

10.21 Revolving  Credit  Agreement,  made  as of September 7, 2001 by and between
      Grupo Pilgrim's Pride Funding S. de R.L. de  C.V., Comerica Bank, and Comerica
      Bank Mexico,  S.A., Institucion de Banca Multiple (incorporated by reference from Exhibit 10.27 of the Company's Annual Report on Form 10-K for the fiscal year ended September 29, 2001).

10.22 Third Amendment to Second Amended and Restated Secured Credit Agreement dated as of November 5, 1999, as amended, between Pilgrim's Pride
      Corporation and Harris Trust and Savings Bank, individually and as agent, and the lenders from time to time parties thereto as lenders, dated as of September 26, 2001 (incorporated by reference from Exhibit 10.28 of the Company's Annual Report on Form 10-K for the fiscal year ended
      September 29, 2001).

10.23 Promissory note dated January 4, 2002 signed by David Van Hoose in favor of Pilgrim's Pride Corporation (incorporated by reference from Exhibit 10.29 of the Company's Quarterly Report on Form 10-Q for the three months ended March 30, 2002).

10.24 Promissory note dated January 4, 2002 signed by Clifford  E.  Butler  in favor of Pilgrim's Pride Corporation (incorporated by reference from Exhibit 10.30 of the Company's Quarterly Report on Form 10-Q for the three months ended
      March 30, 2002).

10.25 Promissory note dated January 4, 2002 signed by Richard A. Cogdill in favor of Pilgrim's  Pride Corporation (incorporated by reference from Exhibit 10.31 of the Company's Quarterly Report on Form 10-Q for the three months ended
      March 30, 2002).

10.26 Promissory note dated January 4, 2002 signed by Robert L. Hendrix in favor of Pilgrim's Pride Corporation (incorporated by reference from Exhibit
      10.32 of the Company's Quarterly Report on Form 10-Q for the three months ended March 30, 2002).

10.27 Promissory note dated January 4, 2002 signed by Mike Murray in favor of Pilgrim's Pride Corporation (incorporated by reference from Exhibit 10.33 of the Company's Quarterly Report on Form 10-Q for the three months ended
      March 30, 2002).

10.28 Promissory note dated January 4, 2002 signed by O.B. Goolsby, Jr. in favor of Pilgrim's Pride Corporation (incorporated by reference from Exhibit
      10.34 of the Company's Quarterly Report on Form 10-Q for the three months ended March 30, 2002).

10.29 Promissory note dated January 4, 2002 signed by Lonnie Ken Pilgrim in favor of Pilgrim's Pride Corporation (incorporated by reference from Exhibit 10.35 of the Company's Quarterly Report on Form 10-Q for the three months ended March 30, 2002).

10.30 First Amendment to Amended and Restated Credit Agreement  made  as of
      December 14, 2001 by and among the Company, CoBank, ACB, individually and as agent for the benefit of the present and future lenders, Farm Credit Services of America, FLCA, individually and as a co-arranger, and the lenders parties thereto individually
      (incorporated by reference from Exhibit 10.36 of the Company's Quarterly
      Report on Form 10-Q for the three months  ended June 29, 2002).

10.31 Second Amendment to Amended and Restated  Credit  Agreement  made  as  of
      June 17, 2002 by and among the Company, CoBank, ACB, Individually and as agent for the benefit of the present and future lenders, Farm Credit
      Services of America, FLCA, individually and as co-arranger, and the lenders parties thereto individually (incorporated by reference from Exhibit
      10.37 of the Company's Quarterly Report on Form 10-Q for the three months ended June 29, 2002).

10.32 Amendment No. 1 dated as of July 12,  2002  to  Receivables Purchase
      Agreement dated as of June 26, 1998 among Pilgrim's Pride Funding
      Corporation, the Company, Fairway Finance Corporation (as successor in interest to Pooled Accounts Receivable Capital Corporation) and BMO
      Nesbitt Burns Corp. (f/k/a Nesbitt Burns Securities Inc.).*

10.33 Third Amended and Restated Note Purchase Agreement dated  as  of August 30,
      2002 between the Company and John Hancock Life Insurance Company (formerly known as John Hancock Mutual Life Insurance Company).*

10.34 Retirement agreement dated November 11, 2002 between Pilgrim's Pride
      Corporation and David Van Hoose.*

10.35 Third Amendment to Amended and Restated Credit Agreement made as of
      October 17, 2002 by and among the Company, CoBank, ACB, individually and as agent for the benefit of the present and future lenders, Farm Credit Services of America, FLCA, individually and as co-arranger, and the lenders parties thereto individually.*

12    Ratio of Earnings to Fixed Charges for the years ended September 28,  2002,
      September 29, 2001, September 30, 2000, October 2, 1999 and September 26,
      1998.*

21    Subsidiaries of Registrant.*

23    Consent of Ernst & Young LLP.*


    *Filed herewith.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 2nd day of December 2002.

                                           PILGRIM'S PRIDE CORPORATION


                                           By:   /S/ Richard A. Cogdill
                                           Richard A. Cogdill
                                           Chief Financial Officer
                                           Secretary and Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

      Signature                            Title                     Date

/s/ Lonnie "Bo" Pilgrim
________________________            Chairman of the Board         12/5/2002
Lonnie "Bo" Pilgrim                 (Co-Principal Executive Officer)

/s/ Clifford E. Butler
_______________________             Vice Chairman of the Board    12/5/2002
Clifford E. Butler

/s/ David Van Hoose
________________________            Chief Executive Officer       12/5/2002
David Van Hoose                     Director
                                    (Co-Principal Executive Officer)

/s/ Richard A. Cogdill
_______________________             Executive Vice President      12/5/2002
Richard A. Cogdill                  Chief Financial Officer
                                    Secretary and Treasurer
                                    Director
                                    (Principal   Financial   and  Accounting
                                     Officer)






      Signature                            Title                     Date


/s/ Lonnie Ken Pilgrim
_______________________             Senior Vice President         12/5/2002
Lonnie Ken Pilgrim                  Director of Transportation
                                    Director

/s/ Charles L. Black
_______________________             Director                      12/5/2002
Charles L. Black

/s/ S. Key Coker
_______________________             Director                      12/5/2002
S. Key Coker

/s/ Vance C. Miller
______________________              Director                      12/5/2002
Vance C. Miller

/s/ James J. Vetter, Jr.
______________________              Director                      12/5/2002
James J. Vetter, Jr.

/s/ Donald L. Wass, Ph.D.
_______________________             Director                      12/5/2002
Donald L. Wass, Ph.D.

                                CERTIFICATIONS

I, Lonnie "Bo" Pilgrim, certify that:

1. I  have  reviewed  this  annual  report  on  Form  10-K  of Pilgrim's  Pride
   Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
                                  /s/ Lonnie "Bo" Pilgrim
Date:  December 5, 2002
                                  Lonnie "Bo" Pilgrim
                                  Chairman of the Board
                                  Co-Principal Executive Officer

                                CERTIFICATIONS

I, David Van Hoose, certify that:

1. I  have  reviewed  this  annual  report  on  Form  10-K  of Pilgrim's  Pride
   Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December 5, 2002                    /s/ David Van Hoose

                                           David Van Hoose
                                           Chief Executive Officer
                                           Co-Principal Executive Officer

                                CERTIFICATIONS

I, Richard A. Cogdill, certify that:

1. I  have  reviewed  this  annual  report  on  Form  10-K  of Pilgrim's  Pride
   Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
                                           /s/ Richard A. Cogdill
Date:  December 5, 2002
                                           Richard A. Cogdill
                                           Chief Financial Officer

                          PILGRIM'S PRIDE CORPORATION
                                 CERTIFICATION
           PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(SUBSECTIONS (A) AND (B) OF SECTION 1350, CHAPTER 63 OF TITLE 18, UNITED STATES
                                     CODE)


Pursuant to section 906 of the Sarbanes-Oxley Act of 2002  (subsections (a) and
(b) of section 1350, chapter 63 of title 18, United States Code), each of the undersigned officers of Pilgrim's Pride Corporation, (the "Company"), does hereby certify, to such officer's knowledge, that:

The Annual Report on Form 10-K for the year ended September 28, 2002 (the "Form 10-K") of the Company fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and information contained in the Form 10-K fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                           /s/ Lonnie "Bo" Pilgrim
Date:  December 5, 2002
                                           Lonnie "Bo" Pilgrim
                                           Chairman of the Board
                                           Co-Principal Executive Officer

                          PILGRIM'S PRIDE CORPORATION
                                 CERTIFICATION
           PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(SUBSECTIONS (A) AND (B) OF SECTION 1350, CHAPTER 63 OF TITLE 18, UNITED STATES
                                     CODE)


Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections  (a) and
(b) of section 1350, chapter 63 of title 18, United States Code), each of the undersigned officers of Pilgrim's Pride Corporation, (the "Company"), does hereby certify, to such officer's knowledge, that:

The Annual Report on Form 10-K for the year ended September 28, 2002 (the "Form 10-K") of the Company fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and information contained in the Form 10-K fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                           /s/ David Van Hoose
Date:  December 5, 2002
                                           David Van Hoose
                                           Chief Executive Officer
                                           Co-Principal Executive Officer

                          PILGRIM'S PRIDE CORPORATION
                                 CERTIFICATION
           PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(SUBSECTIONS (A) AND (B) OF SECTION 1350, CHAPTER 63 OF TITLE 18, UNITED STATES
                                     CODE)


Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections  (a) and
(b) of section 1350, chapter 63 of title 18, United States Code), each of the undersigned officers of Pilgrim's Pride Corporation, (the "Company"), does hereby certify, to such officer's knowledge, that:

The Annual Report on Form 10-K for the year ended September 28, 2002 (the "Form 10-K") of the Company fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and information contained in the Form 10-K fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  December 5, 2002
                                           /s/Richard A. Cogdill

                                           Richard A. Cogdill
                                           Chief Financial Officer

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Stockholders, the Board of Directors and Pilgrim's Pride Corporation

   We have audited the accompanying consolidated balance sheets of Pilgrim's Pride Corporation and subsidiaries as of September 28, 2002 and September 29, 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended September 28, 2002. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pilgrim's Pride Corporation as of September 28, 2002 and September 29, 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 28, 2002, in conformance with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements, taken as a whole, presents fairly in all material respects the information set forth therein.



Dallas, Texas                                    Ernst & Young LLP
October 29, 2002,
except for Note J and the first paragraph of Note C as to which the date is December 2, 2002

Consolidated Balance Sheets
Pilgrim's Pride Corporation

(In thousands, except share and per share data)       September 28,   September 29,
                                                          2002              2001
ASSETS
CURRENT ASSETS :
   Cash and cash equivalents                           $    14,913     $    20,916
   Trade accounts and other receivables, less
      allowance for doubtful accounts                       85,347          95,022
   Inventories                                             326,792         314,400
   Other current assets                                     16,866          12,934
        Total Current Assets                               443,918         443,272

OTHER ASSETS                                                21,940          20,067
PROPERTY, PLANT AND EQUIPMENT:
   Land                                                     38,718          36,350
   Buildings, machinery and equipment                    1,039,581         929,922
   Autos and trucks                                         54,609          53,264
   Construction-in-progress                                 30,433          71,427
                                                         1,163,341       1,090,963
   Less accumulated depreciation                           401,309         338,607
                                                           762,032         752,356
                                                        $1,227,890      $1,215,695
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                     $  163,892      $  151,265
   Accrued expenses                                         84,618          78,658
   Current deferred income tax                              12,888           4,900
   Current maturities of long-term debt                      3,483           5,099
        Total Current Liabilities                          264,881         239,922

LONG-TERM DEBT, LESS CURRENT MATURITIES                    450,161         467,242
DEFERRED INCOME TAXES                                      116,911         126,710
MINORITY INTEREST IN SUBSIDIARY                              1,613             889
COMMITMENTS AND CONTINGENCIES                                   --              --

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value,
      authorized 5,000,000 shares; none issued                  --              --
   Common stock - Class A, $.01 par value,
      authorized 100,000,000 shares; and 13,794,529
      shares issued and outstanding in 2002
      and 2001, respectively;                                  138             138
   Common stock - Class B, $.01 par value,
      authorized 60,000,000 shares; 27,589,250 issued
      and outstanding in 2002 and 2001                         276             276
   Additional paid-in capital                               79,625          79,625
   Retained earnings                                       314,626         302,758
   Accumulated other comprehensive income (loss)             1,227            (297)
   Less treasury stock, 271,100 shares                      (1,568)         (1,568)
        Total Stockholders' Equity                         394,324         380,932
                                                        $1,227,890      $1,215,695


See Notes to Consolidated Financial Statements




Consolidated Statements of Income
Pilgrim's Pride Corporation


(In thousands, except per share data)          Three Years Ended September 28, 2002
                                                   2002        2001        2000

NET SALES                                       $2,533,718  $2,214,712  $1,499,439
COST AND EXPENSES:
            Cost of sales                        2,368,553   2,000,762   1,333,611
            Selling, general and
               administrative                      135,261     119,408      85,340
                                                 2,503,814   2,120,170   1,418,951
            Operating Income                        29,904      94,542      80,488

OTHER EXPENSES (INCOME):
            Interest expense, net                   32,003      30,775      17,779
            Foreign exchange (gain) loss             1,463         122        (152)
            Miscellaneous, net                      (5,472)        351          75
                                                    27,994      31,248      17,702

INCOME BEFORE INCOME TAXES AND
   EXTRAORDINARY CHARGE                              1,910      63,294      62,786
      INCOME TAX (BENEFIT) EXPENSE                 (12,425)     21,263      10,442
INCOME BEFORE EXTRAORDINARY CHARGE                  14,335      42,031      52,344
EXTRAORDINARY CHARGE, NET OF  TAX                       --         894          --
NET INCOME                                      $   14,335  $   41,137  $   52,344

INCOME PER COMMON SHARE BEFORE EXTRAORDINARY
   CHARGE - BASIC AND DILUTED                   $     0.35  $     1.02  $     1.27
EXTRAORDINARY CHARGE, NET OF  TAX                       --        (.02)         --
NET INCOME PER COMMON SHARE-BASIC AND DILUTED   $     0.35  $     1.00  $     1.27


See Notes to Consolidated Financial Statements

Consolidated Statements of Stockholders' Equity
Pilgrim's Pride Corporation

( In thousands, except share data)
                               Shares of Common Stock     Total     Additional
                                                           Par       Paid-In
                               Class A        Class B     Value      Capital

Balance at October 2, 1999     13,794,529  27,589,250     $414       $79,625
     Treasury stock purchased    (271,100)
     Net income for year
     Cash dividends declared
          ($.06 per  share)

Balance at September 30, 2000  13,523,429  27,589,250      414        79,625
     Net income for year
     Other comprehensive  income (loss):
     Losses on commodity hedging
     Hedging  losses reclassified as earnings
      Total comprehensive income
      Cash dividends  declared
          ($.06 per  share)

Balance at September 29, 2001  13,523,429  27,589,250     $414       $79,625
     Net income for year
     Other comprehensive  income
     Gains on commodity hedging
     Hedging income reclassified as
        earnings
      Total comprehensive income
    Cash dividends  declared
          ($.06 per  share)

Balance at September 28, 2002  13,523,429  27,589,250     $414       $79,625

                                            Accumulated
                                               Other
                                 Retained   Comprehensive   Treasury
                                 Earnings       Loss         Stock       Total
Balance at October 2, 1999       $214,220          --           --    $294,259
     Treasury stock purchased                               (1,568)     (1,568)
     Net income for year           52,344                               52,344
     Cash dividends declared
          ($.06 per  share)        (2,476)                              (2,476)

Balance at September 30, 2000     264,088          --       (1,568)    342,559
     Net income for year           41,137                               41,137
     Other comprehensive  income
        (loss):
     Losses on commodity hedging                 (994)                    (994)
     Hedging  losses reclassified as earnings     697                      697
      Total comprehensive income                                        40,840
      Cash dividends  declared
          ($.06 per  share)        (2,467)                              (2,467)

Balance at September 29, 2001     302,758        (297)     (1,568)     380,932
     Net income for year           14,335                               14,335
     Other comprehensive  income
     Gains on commodity hedging                    81                       81
     Hedging income reclassified as
        earnings                                1,443                    1,443
      Total comprehensive income                                        15,858
    Cash dividends  declared
          ($.06 per  share)        (2,467)                              (2,467)

Balance at September 28, 2002    $314,626      $1,227     ($1,568)    $394,324

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows
Pilgrim's Pride Corporation

(In thousands)                              Three Years Ended September 28, 2002

                                                    2002        2001      2000
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                         $14,335    $41,137    $52,344
Adjustments to reconcile net income to cash
   provided by operating activities:

 Depreciation and amortization                      70,973     55,390    36,027
 (Gain) loss on property disposals                    (149)       301     1,093
 Deferred income taxes                              (1,811)    12,737       444
 Extraordinary charge                                   --      1,434        --
Changes in operating assets and liabilities:
 Accounts and other receivables                      9,675     10,445    34,082
 Inventories                                       (12,392)   (26,952)  (13,202)
 Other current assets                               (3,932)    (4,494)      245
 Accounts payable and accrued expenses              18,587     (1,030)   19,982
 Other                                               2,827     (1,135)     (212)
Cash Provided by Operating Activities               98,113     87,833   130,803

INVESTING ACTIVITIES:
 Acquisitions of property, plant
    and equipment                                 (80,388)   (112,632)  (92,128)
 Business acquisition                                  --    (239,539)       --
 Proceeds from property disposals                   1,426       2,472     2,319
 Other, net                                        (3,497)        571    (6,055)
Cash Used in Investing Activities                 (82,459)   (349,128)  (95,864)

FINANCING ACTIVITIES:
 Borrowing for acquisition                             --     285,070        --
 Repayment on WLR Foods debt                           --     (45,531)       --
 Proceeds from notes payable to banks             214,500     136,000    71,000
 Repayments on notes payable to banks            (214,500)   (136,000)  (71,000)
 Proceeds from long-term debt                     182,950     425,423    20,047
 Payments on long-term debt                      (201,646)   (408,316)  (38,622)
 Purchase of treasury stock                            --          --    (1,568)
 Cash dividends paid                               (2,467)     (2,467)   (2,476)
Cash Provided By (Used In) Financing Activities   (21,163)    254,179   (22,619)

Effect of exchange rate changes on cash and
   cash equivalents                                  (494)        (28)       37

Increase (decrease) in cash and cash
   equivalents                                     (6,003)     (7,144)   12,357
Cash and cash equivalents at beginning of year     20,916      28,060    15,703

CASH AND CASH EQUIVALENTS AT END OF YEAR          $14,913     $20,916   $28,060

SUPPLEMENTAL DISCLOSURE INFORMATION:
 Cash paid during the year for:
   Interest (net of amount capitalized)           $35,234     $26,948   $17,178
   Income taxes                                  ($ 4,839)    $ 7,255   $13,258

   See Notes to Consolidated Financial Statements

PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES
September 28, 2002



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

Our prepared chicken products include portion-controlled breast fillets, tenderloins and strips, delicatessen products, salads, formed nuggets and patties and bone-in chicken parts. These products are sold either refrigerated or frozen and may be fully cooked, partially cooked or raw. In addition, these products are breaded or non-breaded and either pre-marinated or non-marinated.

The Company also sells fresh chicken products to the foodservice and retail markets. Our fresh chicken products consist of refrigerated (non-frozen) whole or cut-up chicken, either pre-marinated or non-marinated, and pre-packaged chicken, which includes various combinations of freshly refrigerated, whole chickens and chicken parts.

Our prepared turkey products include products such as turkey sausages, ground turkey, turkey hams and roasts, ground turkey breast products, salads and flavored turkey burgers. We also have an array of cooked, further processed deli products. Effective November 13, 2002 we are no longer producing frankfurters, although we continue to sell frankfurters produced by others.

Our fresh turkey includes fresh traypack products, turkey burgers and fresh and frozen whole birds, as well as semi-boneless whole turkey, which has all bones except the drumsticks removed.

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

PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES
September 28, 2002



PRO FORMA FINANCIAL INFORMATION

The following unaudited pro forma financial information for the year ended September 29, 2001 has been presented as if the acquisition of WLR Foods, Inc. had occurred as of the beginning of fiscal 2001. The pro forma financial information does not necessarily reflect what the results of operations would have been if the acquisition had been completed at the beginning of fiscal 2001. In addition, certain reclassifications have been made to the WLR historical financial statements to conform to the presentation used by the Company.

In thousands, except per share data              Year ended
                                                    2001

Net Sales                                       $2,479,259
Operating Income                                    99,128
Interest Expense, Net                               39,790
Income Before Taxes                                 58,607
Income before Extraordinary Charge                  39,171
Net Income                                          38,277

Income per Common Share before Extraordinary
     Charge - Basic and Diluted                 $     0.95
Extraordinary Charge, Net of Tax                     (0.02)
Net Income per Common Share                     $     0.93

Other Information:
     Depreciation and Amortization              $   64,565

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Pilgrim's Pride Corporation and its wholly and majority owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.

The Company reports on the basis of a 52/53-week fiscal year, which ends on the Saturday closest to September 30. As a result, 2002, 2001 and 2000 each had 52 weeks.

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

REVENUE RECOGNITION

Revenue is recognized upon shipment or upon transfer of ownership of the product to the customer and is recorded net, estimated incentive offerings including special pricing agreements, promotions and other volume-based incentives. Revisions to these estimates are charged to income in the period in which the facts that give rise to the revision become known.

ALLOWANCE FOR DOUBTFUL ACCOUNTS. We maintain allowances for doubtful accounts reflecting estimated losses resulting from the inability of our customers to make required payments. The accounts receivable balances and review of significant past due accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of these assets. Depreciation expense was $69.6 million, $54.4 million and $34.7 million in 2002, 2001 and 2000, respectively. Estimated useful lives for building, machinery and equipment is 5 years to 33 years and for automobiles and trucks is 3 years to 5 years.

In accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (SFAS 121), the Company records impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. The impairment charge is determined based upon the amount the net book value of the assets exceeds their fair market value. In making these determinations, the Company utilizes certain assumptions, including, but not limited to: (i) estimated fair market value of the assets, and (ii) estimated future cash flows expected to be generated by these assets, which are based on additional assumptions such as asset utilization, length of service the asset will be used in the Company's operations and estimated salvage values.

ACCRUED SELF INSURANCE. Insurance expense for casualty claims and employee-related health care benefits are estimated using historical experience and actuarial estimates. Stop-loss coverage is maintained with third party insurers to limit the Company's total exposure. The assumption used to arrive at periodic expenses is reviewed regularly by management. However, actual expenses could differ from these estimates and could result in adjustments to be recognized.

INCOME TAXES. We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires that deferred tax assets and liabilities be recognized for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Taxes are provided for international subsidiaries based on the assumption that these earning are indefinitely reinvested in the Company and within individual companies and as such taxes are not provided in the U.S. or local jurisdiction that would be required in the event of distribution of these earnings. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. We review the recoverability of any tax assets recorded on the balance sheet, primarily operating loss carryforwards, based on both historical and anticipated earnings levels of the individual operations and provided a valuation allowance when it is more likely than not that these amounts will not be recovered.

ACCUMULATED OTHER COMPREHENSIVE INCOME

Statement of Accounting Standards No. 133; Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), was adopted on October 1, 2000. No transitional impact resulted from the adoption of SFAS 133. The Company recognizes all derivatives on the balance sheet at fair value. Derivatives that are not hedges are adjusted to fair value through income. If the derivative is a hedge, changes in the fair value of derivatives are offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. No significant ineffectiveness was recognized in 2002. The Company evaluates the effectiveness of the risk reduction and correlation criteria based on forecasted future purchases (primarily corn and soybean) and continues to evaluate the effectiveness of the hedge until the transaction is closed.

As of September 28, 2002 and September 29, 2001, accumulated other comprehensive income consisted exclusively of mark-to-market adjustments on commodity future contracts. Comprehensive income for the years ended September 28, 2002 and September 29, 2001 was net of the related tax expense of $738 thousand, and benefit of $179 thousand, respectively.

PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES
September 28, 2002



NET INCOME PER COMMON SHARE

Net income per share is based on the weighted average number of shares of common stock outstanding during the year. The weighted average number of shares outstanding (basic and diluted) and per-share amounts included herein were 41,112,679 in 2002 and 2001 and 41,289,142 in 2000.

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

NOTE B - INVENTORIES

Inventories consist of the following:

(In thousands)              		  2002 	      	   2001
Chicken:
   Live chicken and hens    		$106,450     	 $97,073
   Feed, eggs and other       		  57,854     	  77,970
   Finished chicken products  		  73,494     	  70,493
                             		 237,798     	 245,536
Turkey:
   Live turkey and hens       		  29,140      	  30,694
   Feed, eggs and other     		  12,871     	   3,906
   Finished turkey products 		  46,983     	  34,264
                             		  88,994     	  68,864
     Total Inventory        		$326,792     	$314,400

NOTE C - NOTES PAYABLE AND LONG-TERM DEBT

At September 28, 2002, the Company maintained $130.0 million in revolving credit facilities, $30 million of which related to our Mexican Operations, and $400.0 million in a secured revolving/term borrowing facility in the U.S. and Mexico. The $400.0 million revolving/term borrowing facility provides for $285.0 million and $115.0 million of 10 year and 7 year commitments, respectively. Borrowings under these facilities are split pro rata between the 10 year and 7 year maturities as they occur. The credit facilities provide for interest at rates ranging from LIBOR plus five-eighths percent to LIBOR plus two and three-quarters percent, depending upon the Company's total debt to capitalization ratio. Interest rates on debt outstanding under these facilities at September 28, 2002 ranged from LIBOR plus one and one-quarter percent to LIBOR plus two. These facilities are secured by inventory and fixed assets; the $30 million facility in Mexico is secured by Mexican accounts receivables, inventories and certain fixed assets Borrowings against these facilities are subject to the availability of collateral, and no material adverse change provisions. At September 28, 2002, $115.9 million was available under the revolving credit facilities, including $30.0 million in Mexico, and $209.0 million was available under the term borrowing facilities. At December 2, 2002 we had $76.1 million available under revolving credit facilities, $180.0 million available under the revolving/term borrowing facility and cash on hand of $81.3 million compared to $14.9 million at September 28, 2002, due primarily to advances subsequent to year end on the various facilities, for a total liquidity of $337.4 million at December 2, 2002 compared to $339.8 million at September 28, 2002.

Annual maturities of long-term debt for the five years subsequent to September 28, 2002 adjusted to consider the subsequent borrowing are: 2003 -- $3.4 million; 2004 -- $3.7 million; 2005 -- $17.9 million; 2006 -- $23.8 million;
and 2007 -- $25.3 million.

In August 2002, the Company consolidated several notes payable from an insurance company with fixed interest rates ranging from 7.11% to 9.45% into one note with a fixed interest rate of 6.68% and extended the maturities from 2006 to 2012. The consolidation did not result in any gain or loss being recognized.

On June 29, 1999, the Camp County Industrial Development Corporation issued $25.0 million of variable-rate environmental facilities revenue bonds supported by letters of credit obtained by the Company. The Company may draw from these proceeds over the construction period of its new sewage and solid waste disposal facilities at a poultry by-products plant to be built in Camp County, Texas. The Company is not required to borrow the full amount of the proceeds from the bonds. All amounts borrowed from these funds will be due in 2029. The amounts the Company borrows will be reflected as debt when received from the Camp County Industrial Development Corporation. The interest rates on amounts borrowed will closely follow the tax-exempt commercial paper rates. Presently, there are no borrowings outstanding under these bonds.

On August 9, 2001, the Company issued $200.0 million in senior unsecured notes with an interest rate of 9 5/8% maturing on September 15, 2011. The proceeds from the note offering were used to redeem the remaining $90.8 million outstanding of our 10 7/8% senior subordinated notes due 2003. The balance of the proceeds was used to reduce outstanding under our $400.0 million revolving/term borrowing facility. As a result of the Company's decision to retire all of the 10 7/8% Senior Subordinated Notes due 2003, the Company has recorded an extraordinary loss of $894,000, net of a tax benefit of $539,000 for the year ended September 29, 2001.

The Company is required, by certain provisions of its debt agreements, to maintain levels of working capital and net worth, to limit dividends to a maximum of $3.4 million per year, and to maintain various fixed charge, leverage, current and debt-to-equity ratios. Substantially all of the Company's domestic property, plant and equipment, except those in its turkey segment, are pledged as collateral on its long-term debt and credit facilities. The Mexico credit facility is secured by accounts receivable, inventories and certain fixed assets.

Total interest was $40.4 million, $38.9 million and $21.7 million in 2002, 2001 and 2000, respectively. Interest related to new construction capitalized in 2002, 2001 and 2000 was $6.0 million, $7.2 million and $3.3 million, respectively.

Long-term debt consists of the following:
(In thousands)                                    Final      2002     2001
                                                 Maturity
Senior unsecured notes, interest at 9 5/8%         2011   $200,000   $200,000
Revolving term/credit facility - 10 year
   tranche at LIBOR plus 2.00%
   payable monthly                                 2009    136,087    124,688
Note payable to an insurance company at 6.68%
   payable Monthly                                 2012     60,958     65,474
Revolving term/credit facility - 7 year
   tranche at LIBOR plus 1.75% payable monthly     2006     54,913     50,313
Notes payable to a bank at LIBOR plus
   1.25 to 1.50                                    2004         --     30,000
Other notes payable                             Various      1,686      1,866
                                                           453,644    472,341
Less current maturities                                      3,483      5,099
                                                          $450,161   $467,242

The fair value of long-term debt, at September 28, 2002 and September 29, 2001 based upon quoted market prices for the same or similar issues where available or by using discounted cash flow analysis, was approximately $456.6 million and $469.6 million, respectively.

NOTE D - INCOME TAXES

Income before income taxes after allocation of certain expenses to foreign operations for 2002, 2001 and 2000 was ($7.3) million, $57.8 million and $32.7 million, respectively, for U.S. operations and $9.2 million, $5.5 million and $30.0 million, respectively, for foreign operations. The provisions for income taxes are based on pre-tax financial statement income.

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

As  a  result  of  the  Reform,  the  Company  recognized  a  tax  benefit   of
approximately $11.9 million during fiscal 2002, primarily to reflect the benefit of the net operating loss carryforward for Mexican tax purposes. The components of income tax expense (benefit) are set forth below:





(In thousands)                2002         2001        2000
Current:
   Federal               ($11,570)       $6,045      $ 9,239
   Foreign                  1,712         1,594          138
   State and other           (756)          348          621
                          (10,614)        7,987        9,998
Deferred                   (1,811)       12,737          444
                         ($12,425)      $20,724      $10,442

The following is a reconciliation between the statutory U.S. federal income tax rate and the Company's effective income tax rate:

                                           2002    2001    2000
Federal income tax rate                   35.0%    35.0%   35.0%
State tax rate, net                      (16.6)     2.4     1.4
Difference in U.S. statutory tax rate and
   Mexico's effective tax rate           (42.6)    (3.9)  (19.8)
Change in Mexico Tax Law                (626.3)
                                        (650.5)%   33.5%   16.6%

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's deferred tax liabilities and assets are as follows:

(In thousands)                              2002       2001

Deferred tax liabilities:
   Property and equipment                 $ 115,364 $ 97,667
   Inventories                               37,917   27,926
   Prior use of cash accounting              24,188   26,625
   Other                                     11,666    2,419
      Total deferred tax liabilities        189,135  154,637
Deferred tax assets:
   Net operating losses                      44,821       --
   Expenses deductible in different years    22,148   23,027
      Total deferred tax asset               66,969   23,027
    Valuation allowance                       7,633       --
         Net deferred tax liabilities      $129,799 $131,610

The Company has not provided any deferred income taxes on the undistributed earnings of its Mexico subsidiaries based upon its determination that such earnings will be indefinitely reinvested. As of September 28, 2002, the cumulative undistributed earnings of these subsidiaries were approximately $191.7 million. If such earnings were not considered indefinitely reinvested, deferred U.S. and foreign income taxes would have been provided, after consideration of estimated foreign tax credits. However, determination of the amount of deferred federal and foreign income taxes is not practical.

The valuation allowance reflects the portion of the net operating losses attributable to certain of the Company's Mexico subsidiaries that currently do not have significant operations and, accordingly, such losses are expected to expire unutilized.

The Mexican tax operating loss carryforwards expire in the years ranging from 2008 through 2012.

NOTE E - ACCOUNTS RECEIVABLE

The Company does not believe it has significant concentrations of credit risk in its accounts receivable, which are generally unsecured. Credit evaluations are performed on all significant customers and updated as circumstances dictate. Allowances for doubtful accounts were $2.4 million and $3.9 million at September 28, 2002 and September 29, 2001, respectively.

On June 26, 1998, the Company entered into an Asset Sale Agreement to sell up to $60.0 million of accounts receivable. In connection with the Asset Sale Agreement, the Company sells, on a revolving basis, certain of its trade receivables (the "Pooled Receivables") to a special purpose corporation wholly owned by the Company, which in turn sells a percentage ownership interest to third parties. At September 28, 2002 and September 29, 2001, an interest in these Pooled Receivables of $58.5 million had been sold to third parties and is reflected as a reduction to accounts receivable during each period. This sales agreement expires on June 30, 2003. If this facility is not replaced or extended, the Company will likely use its revolving/term borrowing facility to provide this liquidity. These transactions have been recorded as sales in accordance with FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The gross proceeds resulting from the sale are included in cash flows from operating activities in the Consolidated Statements of Cash Flows. Losses on these sales were immaterial.

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

During fiscal 2000, the Company repurchased 271,100 shares of Class A common stock at a total cost of $1.6 million. There was no repurchase of stock during fiscal 2001 or fiscal 2002.




NOTE G - SAVINGS PLAN

The Company maintains a Section 401(k) Salary Deferral Plan (the "Plan"). Under the Plan, eligible U.S. employees may voluntarily contribute a percentage of their compensation. The Plan provides for a contribution of up to four percent of compensation subject to an overall Company contribution limit of five percent of the U.S. operation's income before taxes. Under this plan, the Company's expenses were $2.3 million, $3.7 million and $2.3 million in 2002, 2001 and 2000, respectively.

NOTE H - RELATED PARTY TRANSACTIONS

The major stockholder of the Company owns an egg laying and a chicken growing operation. In addition, at certain times during the year the major stockholder purchases from the Company live chickens and hens and certain feed inventories during the grow-out process and then contracts with the Company to resell the birds at maturity, determined on a market based formula price subject to a ceiling price calculated at his cost plus 2%. During the years ended September 28, 2002, September 29, 2001 and September 30, 2000 the formula resulted in a net operating profit (loss) to the major stockholder of ($428,000), $1,103,000 and $100,000, respectively.

Transactions with related entities are summarized as follows:

(In thousands)                       2002         2001        2000
Contract egg grower fees to
   major stockholder               $    --      $ 1,537     $ 5,100
Lease payment on commercial egg
   property to major stockholder         750        564          --
Chick, feed and other
   sales to major stockholder         44,857     38,771      31,879
Live chicken purchases from
   major stockholder                  44,429     39,784      31,979
Loan guaranty fees                     2,615      3,142         795
Lease payments on airplane               396        396         396

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

The Company pays fees to the Company's major stockholder in return for the major stockholder's personal guarantee on certain debt obligations of the Company.

The Company leases an airplane from its major stockholder under an operating lease agreement that is renewable annually. The terms of the lease agreement require monthly payments of $33,000 plus operating expenses. Lease expense was $396,000 for each of the years 2002, 2001 and 2000. Operating expenses were $212,520, $234,066, and $127,680 in 2002, 2001 and 2000, respectively.

The Company maintains depository accounts with a financial institution in which the Company's major stockholder is also a major stockholder. Fees paid to this bank in 2002, 2001 and 2000 are insignificant, and as of September 28, 2002 the Company had bank balances at this financial institution of approximately $3.5 million.

On February 14, 2000, the Company purchased substantially all of the assets of a chicken litter disposal and fertilizer business operated by the Company's major stockholder's son for approximately $8.5 million.

NOTE I - COMMITMENTS

The Consolidated Statements of Income include rental expense for operating leases of approximately $28.1 million, $28.7 million and $22.4 million in 2002, 2001 and 2000, respectively. The Company's future minimum lease commitments under non-cancelable operating leases are as follows: 2003 -- $31.7 million; 2004 -- $20.9 million; 2005 -- $15.8 million; 2006 -- $13.9 million; 2007 --
$11.4 million and thereafter $10.5 million.

At September 28, 2002, the Company had $14.1 million in letters of credit outstanding relating to normal business transactions.

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

On August 20, 1999, the former WLR Foods brought legal action as a plaintiff in an antitrust lawsuit filed in the U.S. District Court in Washington D.C. alleging a world-wide conspiracy by approximately 34 named defendants to control production capacity and raise prices of common vitamins such as A, B-4, C, and E. The Company, as successor to WLR Foods in this suit, received $9.5 million in fiscal 2002 in partial settlement of its claims, $4.3 million of which was recorded by the Company as a component of "Other Expense (Income):
Miscellaneous, Net" in fiscal 2002 as the recovery amount received during the period exceeded the $5.2 million recovery amount recorded at the time of the acquisition of WLR Foods. The initial estimate of the amount that would be recovered under the WLR Foods claims was based on the ratio of recoveries to vitamin purchases that was inherent in similar claims settled by the Company in fiscal 2001 on substantially similar claims. To date, claims related to approximately one-third of the WLR Foods affected vitamin purchases have been settled by or on behalf of the former WLR Foods, which settlements resulted in payments to the Company or the former WLR Foods, Inc. of $11.0 million. No assurances can be made regarding the likelihood or timing of future settlements or whether or not future recoveries, if any, will be proportionally less than, equal to or greater than these previous recovery amounts.

In October 2002 a limited number of USDA samples from our Franconia, Pennsylvania plant tested positive for Listeria. As a result, we voluntarily recalled all cooked deli products produced at the plant from May 1, 2002 through October 11, 2002. The amount of product covered by the recall was approximately 7% of our annual turkey production and less than 1% of our total poultry production. As an additional precautionary measure, we immediately suspended operations at our Franconia facility to redouble our food safety and sanitation efforts. No illnesses associated with the Listeria strain in a Northeastern outbreak have been linked to any of our products. Our Franconia facility has been reviewed and inspected by the USDA and was reopened on November 13, 2002. As the recall occurred in early fiscal 2003, it did not have any significant impact on our consolidated financial statements as of September 28, 2002. In addition, we carry insurance designed to cover the direct recall related expenses and certain aspects of the related business interruption caused by the recall, and subject to the insurer's reservation of rights, we have received a $4 million advance payment from our insurer with respect to the product recall claim. The Company believes that the recall and its direct effects will not have a material impact on our financial position, results of operations, or liquidity after considering available insurance coverage. However, there will likely be differences between the accounting periods in which certain recall effects are realized and when insurance recoveries are received, and there can be no assurances as to our ability to re-establish the products and sales affected by the recall.

As a result of the recall, on November 4, 2002, an individual who allegedly consumed our meat products filed a putative class action lawsuit in the Philadelphia County Court of Common Pleas in the Commonwealth of Pennsylvania. Plaintiff allegedly contracted Listeriosis. The case is styled Frank Niemtzow, individually and on behalf of all others similarly situated, v. Pilgrim's Pride Corporation and Wampler Foods, Inc. The complaint seeks recovery on behalf of a putative class of all persons that purchased and/or consumed meat products manufactured at the Company's Franconia, Pennsylvania facility between May 1, 2002, and October 11, 2002, who have suffered an injury. This class represents all individuals who have suffered Listeriosis and symptoms of Listeriosis and other medical injuries. Plaintiff also seeks to represent a putative class of all persons that purchased and/or consumed meat products manufactured at the Company's Franconia, Pennsylvania facility between May 1, 2002 and October 11, 2002, who have not suffered any personal injury. The complaint seeks compensatory and punitive damages under theories of negligence, alleged violation of the Pennsylvania Unfair Trade Practices Act and Consumer Protection Law, strict liability in tort, and unjust enrichment. The time for responding to the complaint has not yet arrived. We intend to defend vigorously both certification of the case as a class action and questions concerning ultimate liability and damages, if any. No discovery has been conducted to date. Neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to this case can be determined at this time. After considering our available insurance coverage, we do not expect this matter to have a material impact on our financial position, operation or liquidity.

On March 12, 2002 an outbreak of low-pathogenic avian influenza, a disease contagious to turkey, chicken and other birds, was discovered in Virginia. As a result we have destroyed a significant amount of poultry affected as a result of the virus. No new flocks have tested positive for the presence of avian influenza in Virginia since July 2, 2002 and the Company believes that the outbreak has been contained. We currently estimate that production in our turkey operation will be significantly reduced over the next six months due to the effects of this viral outbreak. On June 19, 2002, U.S. Secretary of Agriculture Ann Veneman proposed to the Office of Management and Budget that the U.S. Department of Agriculture cover one-half of the total estimated economic loss suffered by the poultry industry and independent growers in Virginia due to the avian influenza outbreak. Secretary Veneman also recommended that the government of Virginia cover the remaining portion. It is our understanding that, as part of her proposal, Secretary Veneman is suggesting that independent chicken and turkey growers are to be fully compensated for their losses first and that the remainder is to be allocated to other poultry producers (including us) whose flocks were destroyed by the virus. On November 4, 2002 the Department of Agriculture made public their estimate of total federal compensation at $51 million, with growers being compensated $13.9 million and owners being compensated $37.1 million. No assurance can be given as to the amount of federal compensation that we may receive or that any state agencies will in fact provide further economic assistance to the poultry growers and producers affected by the avian influenza outbreak in Virginia. No anticipated recoveries have been recorded by us as our portion of the compensation has not yet been determined. In the event that state agencies do decide to grant economic assistance to the affected poultry growers and producers, it is impossible at this time to estimate how the state agencies would allocate any such assistance between affected poultry growers and producers whose flocks were destroyed by the virus.

On June 7, 2001, the Company brought legal action as a plaintiff in an antitrust lawsuit filed in the U.S. District Court in San Francisco alleging a world-wide conspiracy by defendant suppliers and producers of methionine to control production capacity and raise prices of methionine. The Company estimates that it was overcharged by approximately $50 million in connection with the alleged conspiracy and expects the litigation of this matter to be resolved during calendar year 2003. No assurances can be made regarding the likelihood or timing of future awards or settlements.

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

At September 28, 2002, the Company held the following commodity contracts consisting of delivery contracts settling between October 2002 and December 2003. The following table provides information about the Company's financial instruments that is sensitive to changes in commodity prices:

Dollars in thousands, except per unit contract/strike prices
                                                   Weighted Average   Fair Value
                          Units    Notional Amount Contract/Strike Price   Gain
Hedging Position:
  Long positions in corn  Bushels    2,645,000            $2.53           $50

  Long positions in
     Soybean Meal         Tons          30,000           $149.7          $667

NOTE L - BUSINESS SEGMENTS

Since the acquisition of WLR Foods on January 27, 2001, the Company operates in two reportable business segments as (1) a producer of chicken and other products and (2) a producer of turkey products.

The Company's chicken and other products segment primarily includes sales of chicken products the Company produces and purchases for resale in the United States and Mexico, and also includes table eggs, feed and other items. The Company's chicken and other products segment conducts separate operations in the United States and Mexico and is reported as two separate geographical areas. The Company's turkey segment includes sales of turkey products produced in our turkey operation recently acquired from WLR Foods, whose operations are exclusively in the United States.

Inter-area sales and inter-segment sales, which are not material, are accounted for at prices comparable to normal trade customer sales. Total assets by segment and geographic area are those assets, which are used in the Company's operations in each segment or area. Corporate assets and expenses are included with chicken and other products.



The following table presents certain information regarding our segments:

                                                  FISCAL YEAR ENDED
                                  SEPTEMBER 28, SEPTEMBER 29,   SEPTEMBER 30,
                                      2002           2001            2000
                                                   (IN THOUSANDS)
NET SALES TO CUSTOMERS:
Chicken and Other Products:
   United States                     $1,842,749      $1,652,199      $1,192,077
   Mexico                               342,851         323,678         307,362
          Sub-total                   2,185,600       1,975,877       1,499,439
Turkey                                  348,118         238,835              --
          Total                      $2,533,718      $2,214,712      $1,499,439
OPERATING INCOME:
Chicken and Other Products:
   United States                    $    32,663    $     78,096    $     45,928
   Mexico                                17,064          12,157          34,560
          Sub-total                      49,727          90,253          80,488
Turkey                                  (19,823)          4,289              --
          Total                     $    29,904    $     94,542    $     80,488
DEPRECIATION AND AMORTIZATION: (B)
Chicken and Other Products:
     United States                   $   47,528    $     38,155    $     24,444
     Mexico                              13,526          11,962          11,583
          Sub-total                      61,054          50,117          36,027
Turkey                                    9,919           5,273              --
          Total                      $   70,973    $     55,390    $     36,027
TOTAL ASSETS:
Chicken and Other Products:
     United States                  $   769,561     $   764,073
     Mexico                             241,281         247,681
          Sub-total                  $1,010,842       1,011,754
Turkey                                  210,576         203,941
          Total                      $1,221,418      $1,215,695
CAPITAL EXPENDITURES: (A)
Chicken and Other Products
   United States                     $   65,775    $     80,173
   Mexico                                 7,934          29,425
          Sub-total                      73,709         109,598
Turkey                                    6,679           3,034
          Total                      $   80,388      $  112,632

(a)Excludes business acquisition cost of $239,539, incurred in connection with the acquisition of WLR Foods on January 27, 2001.

(b)Includes amortization of capitalized financing costs of approximately $1.4 million, $0.9 million and $1.2 million in fiscal years 2002, 2001 and 2000, respectively.

As of September 28, 2002, the Company had net assets in Mexico of $226.4 million. There were no customers representing 10% or more of revenue in fiscal 2002 and 2001. During 2000 revenue from one customer represented 13.5% of consolidated net sales.

NOTE M - QUARTERLY RESULTS

Quarterly Results (Unaudited)

(In thousands, except per share data)             Year ended September 28, 2002
                        First       Second(a)    Third(b)    Fourth(a)  Fiscal
                        Quarter      Quarter      Quarter     Quarter    Year

Net sales               $656,030    $600,753    $637,116    $639,819 $2,533,718
Gross profit              57,865      28,631      47,000      31,670    165,166
Operating income (loss)   23,330      (4,372)     14,046      (3,100)    29,904
Net income (loss)         12,991       1,252       3,266      (3,174)    14,335
Per Share:
   Net income (loss)        0.32        0.03        0.08       (0.08)      0.35
   Cash dividends          0.015       0.015       0.015       0.015      0.060

(In thousands, except per share data)             Year ended September 28, 2002
                        First       Second(a)    Third(b)    Fourth(a)  Fiscal
                        Quarter      Quarter      Quarter     Quarter    Year
Net sales              $386,032     $541,593     $645,836    $641,251 $2,214,712
Gross profit             47,166       29,216       75,625      61,943    213,950
Operating income (loss)  23,211       (5,272)      45,486      31,117     94,542
Income (loss) before
   extraordinary charge  12,737       (9,802)      25,267      13,829     42,031
Extraordinary charge,
  net of tax                 --           --           --         894        894
Net income (loss)        12,737       (9,802)      25,267      12,934     41,137
Per Share:
  Net income (loss)         .31         (.24)         .61         .32       1.00
   Cash dividends          .015         .015         .015        .015        .06

(a) Includes tax benefit of $9.7 million in the second quarter and $2.2 million in the fourth quarter resulting from the change in the Mexico tax law. See Note D.

(b)    Includes settlement from vitamin lawsuit of $4.3 million.  See Note J

(c) The Company acquired WLR Foods on January 27, 2001 for $239.5 million and the assumption of $45.5 million of indebtedness. The acquisition has been accounted for as a purchase, and the results of operations for this acquisition have been included in our consolidated results of operations since the acquisition date.

PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

              Col. A                   Col. B              Col. C
                                                       ADDITIONS
                                   Balance at
                                   Beginning      Charged to     Charged to
                                                      Costs         Other
DESCRIPTION                        of Period      and Expenses    Accounts
                                                                  Describe

Year ended September 28, 2002:
  Reserves and allowances deducted
    from asset accounts:
      Allowance for doubtful accounts
                                  $3,961,000        $(506,000)   $     --

Year ended September 29, 2001:
  Reserves and allowances deducted
    from asset accounts:
      Allowance for doubtful
         accounts                 $4,086,000       $1,132,000   $      --

Year ended September 30, 2000:
  Reserves and allowances deducted
    from asset accounts:
      Allowance for doubtful
         accounts                 $4,703,000       $(611,000)   $      --

              Col. A                        Col. D          Col. E


                                         Deductions-      Balance at end
DESCRIPTION                                Describe          of Period


Year ended September 28, 2002:
  Reserves and allowances deducted
    from asset accounts:
      Allowance for doubtful accounts   $1,111,000(1)        $ 2,344,000

Year ended September 29, 2001:
  Reserves and allowances deducted
    from asset accounts:
      Allowance for doubtful accounts   $1,257,000(1)        $ 3,961,000

Year ended September 30, 2000:
  Reserves and allowances deducted
    from asset accounts:
      Allowance for doubtful accounts   $    6,000(1)        $ 4,086,000




(1)Uncollectable accounts written off, net of recoveries.


                                  EXHIBIT 12
                          PILGRIM'S PRIDE CORPORATION

               COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES


                                                 Year Ended
                                            C>
                                  SEPTEMBER 28, SEPTEMBER 29, SEPTEMBER 30,
                                       2002          2001          2000
                                    (amounts in thousands, except ratio)
EARNINGS:

Income before income taxes
      and extraordinary charge         $1,910      $63,294        $62,786
Add:  Total fixed charges
      (see below)                      49,801       48,406         29,168

      Less:  Interest Capitalized       6,014        7,153          3,313

      Total Earnings                  $45,697     $104,547        $88,641

FIXED CHARGES:

      Interest (1)                     40,444      $38,852        $21,712

Portion of rental expense representative of the
      interest factor (2)               9,357        9,554          7,456

      Total fixed charges             $49,801      $48,406        $29,168

Ratio of earnings to fixed
          charges                        (3)          2.16           3.04


                                                  Year Ended
                                            C>
                                     OCTOBER 2,    SEPTEMBER 26,
                                        1999           1998
                                  (amounts in thousands, except ratio)
EARNINGS:

Income before income taxes
      and extraordinary charge        $90,904      $56,522
Add:  Total fixed charges
      (see below)                      26,706       27,987

      Less:  Interest Capitalized       2,032        1,675

      Total Earnings                 $115,578      $82,834

FIXED CHARGES:

      Interest (1)                   $ 20,889      $23,239

Portion of rental expense representative of the
      interest factor (2)               5,817        4,748

      Total fixed charges            $ 26,706      $27,987

Ratio of earnings to fixed
          charges                        4.33         2.96

(1)  Interest includes amortization of capitalized financing fees.
(2) One-third of rental expenses is assumed to be representative of the interest factor.
(3)  Earnings were insufficient to cover fixed charges by $4,104.


                    EXHIBIT 21- SUBSIDIARIES OF REGISTRANT

1.                COMERCIALIZADORA DE CARNES DE MEXICO S.A. DE C.V.
2.                COMPANIA INCUBADORA HIDALGO S.A. DE C.V.
3.                INMOBILIARIA AVICOLA PILGRIM'S PRIDE, S. DE R.L.
4.                PILGRIM'S PRIDE S.A. DE C.V.
5.                GALLINA PESADA S.A. DE C.V.
6.                PILGRIM'S PRIDE FUNDING CORPORATION
7.                PILGRIM'S PRIDE INTERNATIONAL INC.
8.                PPC OF DELAWARE BUSINESS TRUST
9.                PILGRIM'S PRIDE MKTG, LTD.
10.               PILGRIM'S PRIDE AFFORDABLE HOUSING CORPORATION
11.               GRUPO PILGRIM'S PRIDE FUNDING HOLDINGS S. DE R.L. DE C.V.
12.               GRUPO PILGRIM'S PRIDE FUNDING S. DE R.L. DE C.V.
13.               ROCKINGHAM POULTRY, INC. (FOREIGN SALES CORP.)
14.               VALLEY RAIL SERVICE, INC.
15.               PILGRIM'S PRIDE OF NEVADA, INC.
16.               PILGRIM'S PRIDE DUTCH FUNDING B.V.
17.               DALLAS REINSURANCE COMPANY, LTD
18.               NACRAIL LLC
19.               SERVICIOS ADMINISTRATIVOS PILGRIM'S PRIDE S.A. DE C.V.
20.               FOOD PROCESSORS WATER COOPERATIVE INC.

                                  EXHIBIT 23

                        CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statements (Form S-8 No. 3-12043, Form S-8 No. 333-74984 and Form S-3 No. 333-84861) of
Pilgrim's Pride Corporation, and in the related Prospectuses, of our report dated October 29, 2002, except for Note J and the first paragraph of Note C, as to which the date is December 2, 2002, with respect to the consolidated financial statements and schedule of Pilgrim's Pride Corporation included in this Annual Report (Form 10-K) for the year ended September 28, 2002.

                                                       ERNST & YOUNG LLP




Dallas, Texas
December 2, 2002