Form 10-Q
period 2002-12-28
PILGRIMS PRIDE CORP
filed 2003-01-21
CIK 802481

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                      For quarter ended December 28, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
Indicate  by check mark whether the registrant  is  an  accelerated  filer  (as
defined in Rule 12b-2 of the Exchange Act).   Yes  X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

27,589,250 shares of the Registrant's Class B Common Stock, $.01 par value, were outstanding as of January 21, 2003.

13,523,429 shares of the Registrant's Class A Common Stock, $.01 par value, were outstanding as of January 21, 2003.

                                      INDEX

                 PILGRIM'S PRIDE CORORATION AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION

   Item 1.Financial Statements (Unaudited)

          Consolidated balance sheets

               December 28, 2002 and September 28, 2002

          Consolidated income statements

               Three months ended December 28, 2002 and December 29, 2001

          Consolidated statements of cash flows

               Three months ended December 28, 2002 and December 29, 2001

          Notes to consolidated financial statements December 28, 2002

   Item 2.Management's Discussion and Analysis of Financial Condition and
          Results of Operations

   Item 3.Quantitative and Qualitative Disclosures about Market Risk

   Item 4.Controls and Procedures

PART II. OTHER INFORMATION

   Item 1.Legal Proceedings

   Item 6.Exhibits and Reports on Form 8-K

SIGNATURES

CERTIFICATIONS


                           PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                    Pilgrim's Pride Corporation and Subsidiaries
                            Consolidated Balance Sheets
                                    (Unaudited)
                                      December 28, 2002      September 28, 2002
ASSETS                           (in thousands except share and per share data)
CURRENT ASSETS:
     Cash and cash equivalents                 $29,337               $ 14,913
     Trade accounts and other receivables,
          less allowance for doubtful accounts  91,916                 85,347
     Inventories                               308,306                326,792
     Other current assets                       17,183                 16,866

 Total Current Assets                          446,742                443,918
OTHER ASSETS                                    24,597                 21,940

PROPERTY, PLANT AND EQUIPMENT
     Land                                       38,203                 38,718
     Buildings, machinery and equipment      1,047,022              1,039,581
     Autos and trucks                           54,337                 54,609
     Construction-in-progress                   26,800                 30,433
                                             1,166,362              1,163,341
     Less accumulated depreciation             417,790                401,309
                                               748,572                762,032
                                            $1,219,911             $1,227,890
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                       $  145,790               $163,892
     Accrued expenses                          112,963                 84,618
     Current deferred income tax                12,888                 12,888
     Current maturities of long-term debt        3,525                  3,483
          Total Current Liabilities            275,166                264,881

LONG-TERM DEBT, LESS CURRENT MATURITIES        434,102                450,161
DEFERRED INCOME TAXES                          114,012                116,911
MINORITY INTEREST IN SUBSIDIARY                  1,515                  1,613
COMMITMENTS AND CONTINGENCIES                       --                     --

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value,
          authorized 5,000,000  shares;
          none issued                               --                     --
     Common stock - Class A, $.01 par value,
          authorized 100,000,000 shares;
          13,794,529 issued and outstanding        138                    138
     Common stock - Class B, $.01 par value,
          authorized 60,000,000 shares;
          27,589,250 issued and outstanding        276                    276
     Additional paid-in capital                 79,625                 79,625
     Retained earnings                         316,761                314,626
     Accumulated other comprehensive (loss)
          income                                  (117)                 1,227
     Less treasury stock, 271,100 shares        (1,568)                (1,568)
               Total Stockholders' Equity      395,115                394,324
                                            $1,219,911             $1,227,890

See notes to consolidated financial statements.

                     Pilgrim's Pride Corporation and Subsidiaries
                            Consolidated Income Statements
                                      (Unaudited)
                                               Three Months Ended
                                      December 28, 2002       December 29, 2001
                                (in thousands, except share and per share data)
NET SALES                                     $627,405                $656,030
COSTS AND EXPENSES:
     Cost of sales                             599,406                 598,165
     Non-recurring recoveries                  (14,387)                     --
     Selling, general and administrative        32,045                  34,535

                                               617,064                 632,700

          Operating income                      10,341                  23,330

OTHER EXPENSE (INCOME):
     Interest expense, net                       9,476                   8,573
     Foreign exchange gain                        (350)                   (535)
     Miscellaneous, net                         (1,766)                   (387)
                                                 7,360                   7,651

INCOME BEFORE INCOME TAXES                       2,981                  15,679
INCOME TAX EXPENSE                                 225                   2,688
          NET INCOME                          $  2,756                $ 12,991

NET INCOME PER COMMON SHARE
     - BASIC AND DILUTED                      $   0.07                $   0.32

DIVIDENDS DECLARED PER COMMON SHARE           $  0.015                $  0.015

WEIGHTED AVERAGE SHARES OUTSTANDING         41,112,679              41,112,679

See notes to consolidated financial statements.

                       Pilgrim's Pride Corporation and Subsidiaries
                          Consolidated Statements of Cash Flows
                                       (Unaudited)
                                                    Three Months Ended
                                          December 28, 2002  December 29, 2001
                                                     (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                     $ 2,756            $12,991
     Adjustments to reconcile net income to cash
          provided by operating activities:
               Depreciation and amortization         17,510             17,399
               Loss (Gain) on property disposals        (24)                32
               Provision for doubtful accounts           78                128
               Deferred income taxes                     56               (138)
     Changes in operating assets and liabilities:
               Accounts and other receivables        (6,647)             2,683
               Inventories                           18,486             54,260
               Other current assets                    (317)            (1,064)
               Accounts payable and accrued expenses 10,244             (2,613)
               Other                                 (1,525)            (1,905)
                    Cash Provided By Operating
                         Activities                  40,617             81,773

INVESTING ACTIVITIES:
     Acquisitions of property, plant and equipment   (9,116)           (17,333)
     Proceeds from property disposals                   149                 84
     Other, net                                        (517)              (278)
                    Net Cash Used In Investing
                         Activities                  (9,484)           (17,527)

FINANCING ACTIVITIES:
     Proceeds from notes payable to banks            80,500             18,500
     Repayments of notes payable to banks           (80,500)           (18,500)
     Proceeds from long-term debt                    50,725             10,223
     Payments on long-term debt                     (66,741)           (80,441)
     Cash dividends paid                               (621)              (621)
                    Cash Used In Financing
                         Activities                 (16,637)           (70,839)
     Effect of exchange rate changes on cash and
          cash Equivalents                              (72)                75
     Increase (decrease) in cash and cash
          equivalents                                14,424             (6,518)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR       14,913             20,916
CASH AND CASH EQUIVALENTS AT END OF PERIOD          $29,337            $14,398

SUPPLEMENTAL DISCLOSURE INFORMATION:
     Cash paid during the period for:
          Interest (net of amount capitalized)       $4,646             $4,148
          Income taxes                               $  169             $  178

See notes to consolidated financial statements.

PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES
December 29, 2001


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A-BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Pilgrim's Pride Corporation ("Pilgrim's" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States ("U.S.") for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended December 28, 2002 are not necessarily indicative of the results that may be expected for the year ended September 27, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in Pilgrim's Annual Report on Form 10-K for the fiscal year ended September 28, 2002.

The consolidated financial statements include the accounts of Pilgrim's and its
wholly and majority owned subsidiaries.   Significant intercompany accounts and
transactions have been eliminated.

Non-recurring recoveries, which is a component of operating income, include reimbursements received from the U.S. federal government under a relief plan related to the avian influenza outbreak in The Commonwealth of Virginia ("Virginia") on March 12, 2002 in the amount of $14.3 million and proceeds received from litigation initiated by the Company in antitrust lawsuits alleging a world-wide conspiracy to control production capacity and raise prices of vitamins and methionine in the amount of $0.1 million. See Note F - Contingencies below.

The assets and liabilities of the foreign subsidiaries are translated at end-of-period exchange rates, except for any non-monetary assets, which are translated at equivalent dollar costs at dates of acquisition using historical rates. Operations of foreign subsidiaries are translated at average exchange rates in effect during the period.

Total comprehensive income for the three months ending December 28, 2002 and December 29, 2001 was $1.4 million and $11.3 million, respectively.

NOTE B-ACCOUNTS RECEIVABLE

On June 26, 1998 the Company entered into an Asset Sale Agreement to sell up to $60 million of accounts receivable, which expires in June of 2003. In connection with the Asset Sale Agreement, the Company sells, on a revolving basis, certain of its trade receivables (the "Pooled Receivables") to a special purpose corporation wholly owned by the Company, which in turn sells a percentage ownership interest to third parties. At both December 28, 2002 and September 28, 2002, an interest in these Pooled Receivables of $58.5 million had been sold to third parties and is reflected as a reduction to accounts receivable. These transactions have been recorded as sales in accordance with Financial Accounting Standards Board ("FASB") Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The gross proceeds resulting from the sale are included in cash flows from operating activities in the Consolidated Statements of Cash Flows. Losses on these sales were immaterial.

NOTE C-INVENTORIES

Inventories consist of the following:December 28, 2002September 28, 2002
                                               (in thousands)
Chicken:
     Live chicken and hens                    $ 79,306        $  106,450
     Feed, eggs and other                       69,557            57,854
     Finished chicken products                  71,025            73,494
                                               219,888           237,798
Turkey:
     Live turkey and hens                       31,997            29,140
     Feed, eggs and other                       12,924            12,871
     Finished turkey products                   32,994            46,983
                                                77,915            88,994
     Total Inventories                        $297,803          $326,792

NOTE D-LONG TERM DEBT

At December 28, 2002, the Company maintained $130.0 million in revolving credit facilities, $30.0 million of which relates to our Mexico operations, and $400.0 million in a secured revolving/term borrowing facility. The $400.0 million revolving/term borrowing facility provides for $285.0 million and $115.0 million of 10-year and 7-year commitments, respectively. Borrowings under this facility are split pro rata between the 10-year and 7-year maturities as they occur. The credit facilities provide for interest at rates ranging from LIBOR plus five-eights percent to LIBOR plus two and three-quarters percent depending upon the Company's total debt to capitalization ratio. Interest rates on debt outstanding under these facilities at December 28, 2002 ranged from LIBOR plus one and one-quarter percent to LIBOR plus two and one-quarter percent. These facilities are secured by inventory and fixed assets. The $30.0 million facility in Mexico is secured by Mexico's accounts receivable, inventories and certain fixed assets. Borrowings against these facilities are subject to the availability of collateral and no material adverse change provisions. During the quarter ended December 28, 2002, the Company repaid approximately $16.0 on a net basis under its revolving/term borrowing facility. In the first quarter of fiscal 2003, we borrowed $12.6 million in peso denominated debt from our revolving credit facility in Mexico for working capital needs and to hedge net monetary exposures in Mexico. At December 28, 2002, $101.6 million was available under the revolving credit facilities, including $17.4 million in Mexico and $228.5 million was available under the revolving/term borrowing facility. Annual maturities of long-term debt for the remainder of fiscal 2003 and for the following four fiscal years are: 2003 -- $2.6 million; 2004 -- $3.7 million; 2005 -- $4.0 million; 2006 -- $5.6 million; and 2007 -- $7.5 million.

PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES
December 29, 2001

NOTE E-RELATED PARTY TRANSACTIONS

The major stockholder of the Company owns an egg laying and a chicken growing operation. In addition, at certain times during the year the major stockholder purchases from the Company live chickens and hens and certain feed inventories during the grow-out process and then contracts with the Company to resell the birds at maturity, determined on a market based formula price subject to a ceiling price calculated at his cost plus 2%. During the quarters ended December 28, 2002 and December 29, 2001 purchases made by the Company under this agreement resulted in a net operating profit to the major stockholder of $209,000 and $403,000, respectively. Included in accrued expenses are amounts from our major stockholder of $28.0 million which represent goods sold in advance of delivery and amounts owed for purchases made by the Company from such major stockholder, related to the sales of chickens and feed as described above, at the end of the first quarter of fiscal 2003.

Transactions with related parties are summarized as follows:
                                                    Three Months Ended
                                           December 28, 2002 December 29, 2001
                                                      (in thousands)
Lease payment to major stockholder            $    188       $      188
Chick, feed and other sales to, or amounts from,
     the major stockholder                      43,658           37,107
Live chicken purchases from major stockholder   10,640           20,550
Loan guarantee fees                                964              606
Lease payments on airplane                          99               99


NOTE F-CONTINGENCIES

In August of 2000, four of our current and/or former employees filed the case of "Betty Kennell, et al. v. Wampler Foods, Inc." in the United States District Court for the Northern District of West Virginia, claiming we violated requirements of the Fair Labor Standards Act. The suit alleged that the Company failed to pay employees for all hours worked. The suit generally alleged that (1) employees should be paid for time spent to put on, take off, and clean certain personal gear at the beginning and end of their shifts and breaks and (2) the use of a master time card or production "line" time fails to pay employees for all time actually worked. Plaintiffs seek to recover unpaid wages plus liquidated damages and legal fees. Approximately 150 consents to join as plaintiffs were filed with the court by current and/or former employees. No trial date has been set. To date, only limited discovery has been performed. Neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to this case can be determined at this time. We do not expect this matter, individually or collectively, to have a material impact on our financial position, operations or liquidity.

On August 20, 1999, the former WLR Foods brought legal action as a plaintiff in an antitrust lawsuit filed in the U.S. District Court in Washington D.C. alleging a world-wide conspiracy by approximately 34 named defendants to control production capacity and raise prices of common vitamins such as A, B-4, C, and E. The Company joined this lawsuit with respect to vitamin purchases not included in the Company's previous settlement with the named defendants as a member of a class action lawsuit settled in fiscal 2000. The Company, individually and as successor to WLR Foods in this suit, received $1.4 million in the first quarter of fiscal 2003 in partial settlement of its claims, $1.3 million of which was recorded by the Company as a component of "Other Expense (Income): Miscellaneous, Net". Additionally, subsequent to the end of the first quarter of fiscal 2003, under this suit, the Company received additional partial settlements of $22.5 million. This amount will be reported by the Company in its second quarter of fiscal 2003, $21.1 million of which will be reported as a component of "Other Expense (Income): Miscellaneous, Net" and $1.4 million of which will be reported as "Non-recurring recoveries". To date, claims related to approximately 82% of the WLR Foods affected vitamin purchases have been settled by or on behalf of the former WLR Foods, which settlements have resulted in payments to the Company and the former WLR Foods of $32.1 million. No assurances can be made regarding the likelihood or timing of future settlements or whether or not future recoveries, if any, on the remaining 18% of the vitamin purchases covered by the suit will be proportionally less than, equal to or greater than these previous recovery amounts.

On June 7, 2001, the Company brought legal action as a plaintiff in an antitrust lawsuit filed in the U.S. District Court in San Francisco alleging a world-wide conspiracy by defendant suppliers and producers of methionine to control production capacity and raise prices of methionine. The Company estimates that it was overcharged by approximately $50.0 million, which includes purchases made by the former WLR Foods, in connection with the alleged conspiracy and expects the litigation of this matter to be resolved during calendar year 2003. Subsequent to the end of the first quarter of fiscal 2003, under this suit, the Company received $6.5 million in partial settlement of this claim. This amount will be reported by the Company in its second quarter of fiscal 2003, $2.6 million of which will be reported as a component of "Other Expense (Income): Miscellaneous, Net" and $3.9 million of which will be reported as "Non-recurring recoveries". To date, claims related to approximately 53% of the purchases have been settled by the Company. No assurances can be made regarding the likelihood or timing of future awards or settlements or whether or not future recoveries, if any, will be proportionally less than, equal to or greater than these previous recovery amounts.

On July 1, 2002, three individuals, on behalf of themselves and a putative class of chicken growers, filed their original class action complaint against us in the United States District Court for the Eastern District of Texas, Texarkana Division. The case is styled "Wheeler vs. Pilgrim's Pride Corporation". The complaint alleges that we violated the Packers and Stockyards Act (7 U.S.C. Section 192) and breached fiduciary duties allegedly owed to the plaintiff growers. The plaintiffs also brought individual actions under the Packers and Stockyards Act alleging common law fraud, negligence, breach of fiduciary duties and breach of contract. On July 29, 2002, we filed our Motion to Dismiss under Rules 12(b)(1), 12(b)(6) and 9(b). We also filed a Motion to Transfer Venue on August 19, 2002, and the plaintiffs have filed a Motion for Preliminary Injunction to prohibit any alleged retaliation against the growers. Discovery has not yet been conducted in this case. In addition, the Court has not ruled upon any of the above-referenced motions. We intend to defend vigorously both certification of the case as a class action and questions concerning ultimate liability and damages, if any. Neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to this case can be determined at this time. We do not expect this matter, to have a material impact on our financial position, operations or liquidity.

In October 2002 a limited number of USDA samples from our Franconia, Pennsylvania plant tested positive for Listeria. As a result, we voluntarily recalled all cooked deli products produced at the plant from May 1, 2002 through October 11, 2002. The amount of product covered by the recall was approximately 7% of our annual turkey production and less than 1% of our total poultry production. As an additional precautionary measure, we immediately suspended operations at our Franconia facility to redouble our food safety and sanitation efforts. No illnesses associated with the Listeria strain in a Northeastern outbreak have been linked to any of our products. Our Franconia facility has been reviewed and inspected by the USDA and was reopened on November 13, 2002. We carried insurance designed to cover the direct recall related expenses and certain aspects of the related business interruption caused by the recall, and subject to the insurer's reservation of rights, we have received a $4.0 million advance payment from our insurer with respect to the product recall claim. As of December 28, 2002, we had recorded $14.7 million, less the deductible amount of $0.5 million and the $4.0 million advance payment from our insurer, in recall related expenses as a component of "Current Assets - Trade and Other Accounts Receivable", which we believe to be covered by insurance. Additionally, we estimate that sales at the Franconia, Pennsylvania plant were negatively affected by approximately $30.0 million during the quarter and operating margins were negatively affected by $5.0 - $10.0 million. The Company believes that the recall and its direct effects will not have a material impact on our financial position, results of operations, or liquidity after considering available insurance coverage.
However, there will be differences between the accounting periods in which certain recall effects are realized and when insurance recoveries are received, and there can be no assurances as to our ability to re-establish the products and sales affected by the recall or that such insurance will in fact adequately protect us from liability and expenses we incur in connection with the recall. Further, although we have maintained product recall insurance in recent periods, in recent years the availability of this type of insurance to the food industry has been limited and at times not available. We have been seeking quotes from insurers regarding an insurance policy that would cover any product recall that may arise in calendar 2003. However, to date the insurance market has been unsettled for this line of coverage and we have not obtained an insurance policy that would cover any product recall that may arise in calendar 2003 and there can be no assurance as to when or if we will be successful in obtaining such a policy on acceptable terms.

As a result of the recall, on November 4, 2002, an individual who allegedly consumed our meat products filed a putative class action lawsuit in the Philadelphia County Court of Common Pleas in the Commonwealth of Pennsylvania. Plaintiff allegedly contracted Listeriosis. The case is styled "Frank
Niemtzow, individually and on behalf of all others similarly situated, v. Pilgrim's Pride Corporation and Wampler Foods, Inc." The complaint seeks recovery on behalf of a putative class of all persons that purchased and/or consumed meat products manufactured at the Company's Franconia, Pennsylvania facility between May 1, 2002 and October 11, 2002, who have suffered an injury. This class represents all individuals who have suffered Listeriosis and symptoms of Listeriosis and other medical injuries. Plaintiff also seeks to represent a putative class of all persons that purchased and/or consumed meat products manufactured at the Company's Franconia, Pennsylvania facility between May 1, 2002 and October 11, 2002, who have not suffered any personal injury. The complaint seeks compensatory and punitive damages under theories of negligence, alleged violation of the Pennsylvania Unfair Trade Practices Act and Consumer Protection Law, strict liability in tort, and unjust enrichment. On December 6, 2002, the Company filed its Petition for Removal to Federal court transferring this matter to the United States District Court for the Eastern District of Pennsylvania. Plaintiff filed a Motion to Remand to State court on January 6, 2003. The Company's response is due on January 23, 2003. In addition, on January 13, 2003, the Company filed its Motion to Dismiss the plaintiff's class action complaint. We intend to challenge vigorously the motion to remand, the certification of the class action and questions concerning ultimate liability and damages, if any. No discovery has been conducted to date. Neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to this case can be determined at this time. After considering our available insurance coverage, we do not expect this matter to have a material impact on our financial position, operation or liquidity.

On March 12, 2002 an outbreak of low-pathogenic avian influenza, a disease contagious to turkey, chicken and other birds, was discovered in Virginia. As a result we have destroyed a significant amount of poultry affected as a result of the virus. No new flocks have tested positive for the presence of avian influenza in Virginia since July 2, 2002 and the Company believes that the outbreak has been contained. We currently estimate that production in our turkey operation will continue to be significantly reduced over the next three months due to the effects of this viral outbreak. On June 19, 2002, U.S. Secretary of Agriculture Ann Veneman proposed to the Office of Management and Budget that the U.S. Department of Agriculture cover one-half of the total estimated economic loss suffered by the poultry industry and independent growers in Virginia due to the avian influenza outbreak. Secretary Veneman also recommended that the government of Virginia cover the remaining portion. On November 4, 2002 the Department of Agriculture made public their estimate of total federal compensation at $51.0 million, with growers projected to be compensated $13.9 million and owners projected to be compensated $37.1 million. We received $14.3 million in federal compensation in the first quarter of fiscal 2003, which was recorded as Non-recurring recoveries and $0.5 million subsequent to the end of the quarter, which will be recorded as Non-recurring recoveries in the second quarter of fiscal 2003. Based on the recovery amounts received to date, we estimate that 71.6% of the projected $51.0 million has been distributed by the U.S. federal government. No additional possible recoveries have been recorded, although the National Turkey Federation and the National Chicken Council are in discussions with the USDA regarding distribution of the shortfall between the anticipated compensation and the amounts distributed to date. No assurance can be given as to the amount of further federal compensation that we may receive or that any state agencies will provide any economic assistance to the poultry growers and producers affected by the avian influenza outbreak in Virginia. In the event that state agencies do decide to grant economic assistance to the affected poultry growers and producers, it is impossible at this time to estimate how the state agencies would allocate any such assistance between affected poultry growers and producers whose flocks were destroyed by the virus.

The Company is subject to various other legal proceedings and claims, which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.


NOTE G - BUSINESS SEGMENTS

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

The following table presents certain information regarding our segments:

PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES
December 29, 2001


                                         Three Months Ended
                                 December 28, 2002     December 29, 2001
                                           (in thousands)
NET SALES TO CUSTOMERS:
Chicken and Other Products:
   United States                    $   438,557         $   448,710
   Mexico                                94,469              90,916
          Sub-total                     533,026             539,626
Turkey                                   94,379             116,404
          Total                     $   627,405         $   656,030
OPERATING INCOME:
Chicken and Other Products:
   United States                    $     6,052(1)      $     9,356
   Mexico                                 6,214               8,471
          Sub-total                      12,266              17,827
Turkey                                   (1,925)(2)           5,503
          Total                     $    10,341         $    23,330
DEPRECIATION AND AMORTIZATION:
Chicken and Other Products:
     United States                  $    12,546         $    11,533
     Mexico                               3,150               3,417
          Sub-total                      15,696              14,950
Turkey                                    1,814               2,449
          Total                     $    17,510         $    17,399


(1) Includes $1.8 million from the federal government related to the avian influenza outbreak. See Note F - Contingencies.

(2) Includes $12.5 million from the federal government related to the avian influenza outbreak. See Note F - Contingencies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Profitability in the poultry industry is materially affected by the commodity prices of feed ingredients, chicken and turkey, which are determined by supply and demand factors. As a result, the chicken and turkey industries are subject to cyclical earnings fluctuations. Cyclical earnings fluctuations can be mitigated somewhat by:

      -  Business strategy;
      -  Product mix;
      -  Sales and marketing plans; and
      -  Operating efficiencies.

In an effort to reduce price volatility and to generate higher, more consistent profit margins, we have concentrated on the production and marketing of prepared foods products. Prepared foods products generally have higher profit margins than our other products. Also, the production and sale in the U.S. of prepared foods products reduces the impact of the costs of feed ingredients on our profitability. Feed ingredient purchases are the single largest component of our cost of goods sold, representing approximately 30% of our consolidated cost of goods sold in fiscal 2002. The production of feed ingredients is positively or negatively affected primarily by weather patterns throughout the world, the global level of supply inventories and demand for feed ingredients and the agricultural policies of the United States and foreign governments. As further processing is performed, feed ingredient costs become a decreasing percentage of a product's total production costs, thereby reducing their impact on our profitability. Products sold in this form enable us to charge a premium, reduce the impact of feed ingredient costs on our profitability and improve and stabilize our profit margins.

As a significant portion of U.S. poultry production is exported, the commodity prices of chicken and turkey can be, and in recent periods have been, adversely affected by disruptions in poultry export markets. These disruptions are often caused by restrictions on imports of U.S.-produced poultry products imposed by foreign governments for a variety of reasons, including to protect their domestic poultry producers and for alleged consumer health reasons. For example, Russia and Japan have restricted the importation of U.S.-produced poultry for both of these reasons in recent periods and Mexico initiated a ban on the importation of all uncooked poultry produced in a six state area in the western U. S. because of the recent outbreak of Newcastle's Disease in the western U.S., and seeks a tariff level, starting at 98% of the sales price of imported chicken leg quarters and declining approximately 20% per year for five years, because of concerns that the duty-free importation of such products as provided by the North American Free Trade Agreement would injure the Mexico poultry industry. Because these disruptions in poultry export markets are often political, no assurances can be given as to when the existing disruptions will be alleviated or that new ones will not arise.

The following table presents certain information regarding our segments:



                                         Three Months Ended
                                 December 28, 2002     December 29, 2001
                                           (in thousands)
NET SALES TO CUSTOMERS:
Chicken and Other Products:
   United States                    $   438,557         $   448,710
   Mexico                                94,469              90,916
          Sub-total                     533,026             539,626
Turkey                                   94,379             116,404
          Total                     $   627,405         $   656,030
OPERATING INCOME:
Chicken and Other Products:
   United States                    $     6,052(1)      $     9,356
   Mexico                                 6,214               8,471
          Sub-total                      12,266              17,827
Turkey                                   (1,925)(2)           5,503
          Total                     $    10,341         $    23,330
DEPRECIATION AND AMORTIZATION:
Chicken and Other Products:
     United States                  $    12,546         $    11,533
     Mexico                               3,150               3,417
          Sub-total                      15,696              14,950
Turkey                                    1,814               2,449
          Total                     $    17,510         $    17,399


(1) Includes $1.8 million from the federal government related to the avian influenza outbreak. See Note F - Contingencies.

(2) Includes $12.5 million from the federal government related to the avian influenza outbreak. See Note F - Contingencies.

PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES
December 29, 2001


The following table presents certain items as a percentage of net sales for the periods indicated:

                                              Percentage of Net Sales
                                                Three Months Ended
                                       December 28, 2002 December 29, 2001
                                                  (in thousands)
Net Sales                                   100.0%           100.0%
Costs and Expenses:
     Cost of sales                           95.5             91.2
     Non-recurring recoveries                 2.2               --
     Gross profit                             6.8              8.8
     Selling, general and administrative      5.1              5.3
Operating Income                              1.6              3.6
Interest Expense                              1.5              1.3
Income Before Income Taxes                    0.5              2.4
Net Income                                    0.4              2.0

RESULTS OF OPERATIONS

Our Eastern Division has been affected by two significant unexpected challenges. First, on March 12, 2002 an outbreak of low-pathogenic avian influenza, a disease contagious to turkey, chicken and other birds, was discovered in Virginia. During the first quarter of fiscal 2003, ignoring the federal compensation described below, we estimate that our operating income was negatively impacted by approximately $3.0 million due to the continuing negative impact of the avian influenza. As of December 28, 2002, poultry growers and producers have destroyed approximately 4.7 million head of poultry affected as a result of the virus. Turkeys represent approximately 70% of the destroyed poultry, with chickens representing approximately 30%. Approximately one-half of the turkeys and approximately three-quarters of the chickens destroyed by the poultry industry in Virginia belonged to the Company. No new flocks have tested positive for the presence of avian influenza in Virginia since July 2, 2002. We currently estimate that production in our turkey operation will continue to be significantly reduced over the next three months due to the effects of this viral outbreak. As a result of this lower production output in our turkey operation, we anticipate that operating income from our turkey operation will decrease for the second quarter of fiscal 2003 between $4.0 and $7.0 million, when compared to second quarter of fiscal 2002. On June 19, 2002, U.S. Secretary of Agriculture Ann Veneman proposed to the Office of Management and Budget that the U.S. Department of Agriculture cover one-half of the total estimated economic loss suffered by the poultry industry and independent growers in Virginia due to the avian influenza outbreak. Secretary Veneman also recommended that the government of Virginia cover the remaining portion. On November 4, 2002, the Department of Agriculture made public their estimate of total federal compensation at $51.0 million, with growers projected to be compensated $13.9 million and owners projected to be compensated $37.1 million. We received $14.3 million in federal compensation in the first quarter of fiscal 2003, which has been classified as Non-recurring recoveries and $0.5 million subsequent to the end of the quarter, which will be recorded as Non-recurring recoveries in the second quarter of fiscal 2003. Based on the recovery amounts received to date, we estimate that 71.6% of the projected $51.0 million has been distributed by the U.S. federal government. No additional possible recoveries have been recorded, although the National Turkey Federation and the National Chicken Council are in discussions with the USDA regarding distribution of the shortfall between the anticipated compensation and the amounts distributed to date. No assurance can be given as to the amount of further federal compensation that we may receive or that any state agencies will provide any economic assistance to the poultry growers and producers affected by the avian influenza outbreak in Virginia. In the event that state agencies do decide to grant economic assistance to the affected poultry growers and producers, it is impossible at this time to estimate how the state agencies would allocate any such assistance between affected poultry growers and producers whose flocks were destroyed by the virus.

The second challenge faced by our Eastern Division was that in October 2002 a limited number of USDA samples from the Company's Franconia, Pennsylvania plant tested positive for Listeria. As a result the Company voluntarily recalled all cooked deli products produced at the plant from May 1, 2002 through October 11, 2002. The amount of product covered by the recall was approximately 7% of our annual turkey production and less than 1% of our total poultry production. As an additional precautionary measure, we immediately suspended operations at our Franconia facility to redouble our food safety and sanitation efforts. No illnesses associated with the Listeria strain in a Northeastern outbreak have been linked to any of our products. Our Franconia facility has been reviewed and inspected by the USDA and was reopened on November 13, 2002. We carried insurance designed to cover the direct recall related expenses and certain aspects of the related business interruption caused by the recall and subject to the insurer's reservation of rights, we have received $4.0 million in advance payments from our insurer with respect to the product recall claim. As of December 28, 2002, we had recorded $14.7 million, less the deductible amount of $0.5 million and the $4.0 million in advance from our insurer, in recall related expenses as a component of "Current Assets - Trade and Other Accounts Receivable", which we believe to be covered by insurance. Additionally, sales at the Franconia, Pennsylvania plant were negatively affected by approximately $30.0 million during the quarter and operating margins were negatively affected by $5.0 - $10.0 million. The Company believes that the recall and its direct effects will not have a material impact on our financial position, results of operations or liquidity after considering available insurance coverage. However, there will be differences between the accounting periods in which certain recall effects are realized and when insurance recoveries are received, and there can be no assurances as to our ability to re-establish the products and sales affected by the recall or that such insurance will in fact adequately protect us from liability and expenses we incur in connection with the recall. Further, although we have maintained product recall insurance in recent periods, in recent years the availability of this type of insurance to the food industry has been limited and at times not available. We have been seeking quotes from insurers regarding an insurance policy that would cover any product recall that may arise in calendar 2003. However, to date the insurance market has been unsettled for this line of coverage and we have not obtained an insurance policy that would cover any product recall that may arise in calendar 2003 and there can be no assurance as to when or if we will be successful in obtaining such a policy on acceptable terms.

Fiscal First Quarter 2003 Compared to Fiscal First Quarter 2002

Consolidated Net Sales. Consolidated net sales were $627.4 million for the first quarter of fiscal 2003, a decrease of $28.6 million, or 4.4%, from the first quarter of fiscal 2002. The decrease in consolidated net sales resulted from a $15.7 million decrease in U.S. chicken sales to $390.0 million and a $22.0 million decrease in turkey sales to $94.4 million, offset partially by a $1.6 million increase in Mexico chicken sales to $88.1 million and a $7.5 million increase in sales of other products to $54.9 million. The decrease in U.S. chicken sales was primarily due to a 6.5% decrease in total revenue per dressed pound produced, caused in part by import restrictions on poultry products typically sold to Russia and Japan by the industry, which resulted in production being liquidated at less favorable pricing levels, offset partially by a 2.8% increase in dressed pounds produced. The decrease in turkey sales was due primarily to the impact of the recall of turkey deli meat products and the continuing effects of last year's avian influenza outbreak discussed above. The $1.6 million increase in Mexico chicken sales was primarily due to a 1.5% increase in average revenue per dressed pound produced and a 0.3% increase in pounds produced. The $7.5 million increase in sales of other products was due to a $5.5 million increase in U.S. other sales and a $2.0 million increase in Mexico's other sales.

Cost of Sales. Consolidated cost of sales was $599.4 million in the first quarter of fiscal 2003, an increase of $1.2 million, or 0.2%, when compared to the first quarter of fiscal 2002. The U.S. operations had a decrease in cost of sales of $5.3 million, which was more than offset by a $6.5 million increase in cost of sales incurred by our Mexico operations. $3.8 million of the cost of sales decrease in our U.S. operations was related to the turkey sales decrease mentioned above.

The $6.5 million cost of sales increase in our Mexico operations was primarily due to higher feed ingredient costs and production of a higher cost, more value added product mix compared to the prior year.

Non-recurring recoveries. Non-recurring recoveries of $14.4 million consisted of $14.3 million in avian influenza recovery and $0.1 million of litigation settlements.

Gross Profit. Gross profit was $42.4 million for the first quarter of fiscal 2003, a decrease of $15.5 million, or 26.8%, from the same period last year, due primarily to the negative effects of the turkey deli meat recall and the continuing effects of last year's avian influenza outbreak in our Eastern Division, lower dark meat selling prices in the U.S., caused in part by import restrictions on poultry products typically sold to Russia and Japan by the industry, and higher feed ingredient costs, partially offset by the $14.4 million of non-recurring recoveries.

Gross profit as a percentage of sales decreased to 6.8% in the first quarter of fiscal 2003, from 8.8% in the first quarter of fiscal 2002, primarily due to the negative affects of the turkey deli meat recall and the continuing effects of last year's avian influenza outbreak in our Eastern Division, lower dark meat selling prices in the U.S., caused in part by import restrictions on poultry products typically sold to Russia and Japan by the industry, and higher feed costs, partially offset by the $14.4 million of non-recurring recoveries.

Selling, General and Administrative Expenses. Consolidated selling, general and administrative expenses were $32.0 million in the first quarter of fiscal 2003 and $34.5 million in the first quarter of fiscal 2002. The $2.5 million decrease was due primarily to realized synergies from the integration of our Eastern Division. As a percentage of sales, consolidated selling, general and administrative expenses remained relatively stable in the first quarter of fiscal 2003 at 5.1%, when compared to the first quarter of fiscal 2002.

Operating Income. Consolidated operating income was $10.3 million for the first quarter of fiscal 2003, decreasing by approximately $13.0 million when compared to the first quarter of fiscal 2002. The decrease was due primarily to the negative effects of the turkey deli meat recall and the continuing effects of last year's avian influenza outbreak in our Eastern Division, lower dark meat selling prices in the U.S., caused in part by import restrictions on poultry products typically sold to Russia and Japan by the industry, and higher feed ingredient costs, partially offset by the $14.4 million of non-recurring recoveries.

Interest Expense. Consolidated net interest expense increased 10.5% to $9.5 million in the first quarter of fiscal 2003, when compared to $8.6 million for the first quarter of fiscal 2002, due primarily to higher average outstanding debt balances experienced in the quarter.

Income Tax Expense. Consolidated income tax expense in the first quarter of fiscal 2003 was $0.2 million, compared to an income tax expense of $2.7 million in the first quarter of fiscal 2002. This decrease in consolidated income tax expense was primarily caused by lower pretax earnings in the first quarter of fiscal 2003.

LIQUIDITY AND CAPITAL RESOURCES

We maintain $130.0 million in revolving credit facilities, $30.0 million of which is related to our Mexico operations, and $400.0 million in a secured revolving/term borrowing facility, subject to certain limitations including availability of collateral. The $400.0 million revolving/term borrowing facility provides for $285.0 million and $115.0 million of 10-year and 7-year commitments, respectively. Borrowings under this facility are split pro rata between the 10-year and 7-year maturities as they occur. The credit facilities provide for interest at rates ranging from LIBOR plus five-eighths percent to LIBOR plus two and three-quarters percent, depending upon our total debt to capitalization ratio. Interest rates on debt outstanding under these facilities as of December 28, 2002 ranged from LIBOR plus one and three-quarters percent to LIBOR plus two and one quarter percent. These facilities are secured by inventory and fixed assets. The $30.0 million facility in Mexico is secured by Mexico's accounts receivable, inventories and certain fixed assets. Borrowings against these facilities are subject to the availability of collateral and no material adverse change provisions.

During the quarter ended December 28, 2002, the Company repaid approximately $16.0 million on a net basis under its revolving/term borrowing facility. In the first quarter of fiscal 2003, we borrowed $12.6 million of peso denominated debt from our revolving credit facility in Mexico for working capital needs and to hedge our net monetary asset exposure in Mexico. At December 28, 2002, $101.6 million was available under the revolving credit facilities including $17.4 million in Mexico and $228.5 million was available under the revolving/term borrowing facility.

On June 26, 1998, we entered into an Asset Sale Agreement to sell up to $60 million of accounts receivable, which agreement expires in June 2003. In connection with the Asset Sale Agreement, we sell, on a revolving basis, certain of our trade receivables (the "Pooled Receivables") to a special purpose corporation wholly owned by us, which in turn sells a percentage ownership interest to third parties. At both December 28, 2002 and September 28, 2002, an interest in these Pooled Receivables of $58.5 million had been sold to third parties and is reflected as a reduction in accounts receivable during each period. The Company will likely use its revolving/term borrowing facility to provide this liquidity if this facility is not replaced. These transactions have been recorded as sales in accordance with FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The gross proceeds resulting from the sale are included in cash flows from operating activities in our consolidated statements of cash flows. Losses on these sales were immaterial.

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

Obligations under long-term debt and non-cancelable operating leases at December 28, 2002 are as follows (in millions):

                                           Payments Due By Period
                                     Less than                            After
Contractual Obligations      Total    1 year    1-3 years   4-5 years   5 years

Long-term Debt(a)           $437.6      $2.6      $13.2        $23.4     $398.4
Guarantee Fees                13.2       1.6        6.0          3.7        1.8
Operating Leases             104.9      25.5       53.8         20.9        4.7
    Total                   $555.6     $29.7      $73.0        $48.0     $404.9

(a) Excludes $15.9 million in letters of credit outstanding related to normal business transactions.

At December 28, 2002, our working capital decreased to $171.6 million and our current ratio decreased to 1.62 to 1, compared with working capital of $179.0 million and a current ratio of 1.68 to 1 at September 28, 2002, primarily due to the working capital changes discussed below.

Trade accounts and other receivables were $91.9 million at December 28, 2002, compared to $85.3 million at September 28, 2002. The $6.6 million, or 7.7%, increase in trade accounts and other receivables was primarily due to the inclusion of $10.1 million in insurance receivables related to the recall and normal seasonal variations offset partially by improvements in collection efficiencies. Excluding the sale of receivables, trade accounts and other receivables would have been $150.4 million at the end of the first quarter of fiscal 2003 and $143.8 million at the end of fiscal 2002.

Inventories were $308.3 million at December 28, 2002, compared to $326.8 million at September 28, 2002. The $18.5 million, or 5.7%, decrease in inventories was primarily due to seasonal variations in sales of our turkey division, which lowers turkey finished product inventories, and to lower live chicken and hen inventories resulting from seasonal variations in sales of chicken and feed products to the Company's major stockholder.

Accounts payable and accrued expenses increased $10.2 million to $258.8 million at December 28, 2002, compared to $248.5 million at September 28, 2002, primarily due to accrued expenses owed to the Company's major stockholder. See Note E - Related Party Transactions.

Capital expenditures of $9.1 million and $17.3 million, for the three months ended December 28, 2002 and December 29, 2001, respectively, were primarily incurred to acquire and expand certain facilities, improve efficiencies, reduce costs and for the routine replacement of equipment. We anticipate spending approximately $65.0 million to $75.0 million in fiscal 2003 to improve efficiencies and for the routine replacement of equipment. We expect to finance such expenditures with available operating cash flows and existing revolving/term and revolving credit facilities.

Cash flows provided by operating activities were $40.6 million and $81.8 million, for the three months ended December 28, 2002 and December 29, 2001, respectively. Cash provided by operating activities includes positive cash flows from a transaction with the Company's major stockholder in the amount of $43.3 million and $36.8 million in the quarters ended December 28, 2002 and December 29, 2001, respectively. See Note E - Related Party Transactions. The decrease in cash flows provided by operating activities for the first quarter of fiscal 2003, when compared to the first quarter of fiscal 2002, was due to lower income in the first quarter of fiscal 2003 and inventory changes when compared to the prior year's inventories.

Cash flows used in financing activities were $16.6 million and $70.8 million for the three months ended December 28, 2002 and December 29, 2001, respectively. The decrease in cash used in financing activities for the first quarter of fiscal 2003, when compared to the first quarter of fiscal 2002, primarily reflects the higher net payments on long-term financing and debt retirement amounts in the prior year.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FEED INGREDIENTS

We purchase certain commodities, primarily corn and soybean meal. As a result, our earnings are affected by changes in the price and availability of such feed ingredients. As market conditions dictate, we will from time to time lock-in future feed ingredient prices using various hedging techniques, including forward purchase agreements with suppliers and futures contracts. We do not use such financial instruments for trading purposes and are not a party to any leveraged derivatives. Market risk is estimated as a hypothetical 10% increase in the weighted-average cost of our primary feed ingredients as of December 28, 2002. Based on our feed consumption during the first quarter of fiscal 2003, such an increase would have resulted in an increase to cost of sales of approximately $17.5 million, excluding the impact of any hedging in that period.

FOREIGN CURRENCY

Our earnings are affected by foreign exchange rate fluctuations related to the Mexican peso net monetary position of our Mexico subsidiaries. We manage this exposure primarily by attempting to minimize our Mexican peso net monetary position, but from time to time we have also considered executing hedges to help minimize this exposure. Such instruments, however, have historically not been economically feasible. We are also exposed to the effect of potential exchange rate fluctuations to the extent that amounts are repatriated from Mexico to the United States. However, we currently anticipate that the cash flows of our Mexico subsidiaries will continue to be reinvested in our Mexico operations. In addition, the Mexican peso exchange rate can directly and indirectly impact our results of operations and financial position in several ways, including potential economic recession in Mexico resulting from a devalued peso. The impact on our financial position and results of operations resulting from a hypothetical change in the exchange rate between the U.S. dollar and the Mexican peso cannot be reasonably estimated. Foreign currency exchange gains and losses, representing the change in the U.S. dollar value of the net monetary assets of our Mexico subsidiaries denominated in Mexican pesos, was a gain of $0.4 million in the first three months of fiscal 2003 compared to a gain of $0.5 million for the first three months of fiscal 2002. During the first quarter of fiscal 2003, the Company borrowed $12.6 million in peso denominated debt from our revolving credit facility in Mexico for working capital needs and to hedge its monetary exposure in Mexico. On January 17, 2003, the Mexican peso closed at 10.56 to 1 U.S. dollar, compared to 10.02 at September 28, 2002. No assurance can be given as to how future movements in the peso could affect our future earnings.

There have been no material changes from the information provided in Item 7A of the Company's Annual Report on Form 10-K for the fiscal year ended September 28, 2002, other than described above.

FORWARD LOOKING STATEMENTS

Statements of our intentions, beliefs, expectations or predictions for the future, denoted by the words "anticipate", "believe", "estimate", "expect", "project", "imply", "intend", "foresee" and similar expressions, are forward-looking statements that reflect our current views about future events and are subject to risks, uncertainties and assumptions. Such risks, uncertainties and assumptions include the following:

-  Matters   affecting   the   poultry   industry   generally,   including
   fluctuations  in  the  commodity  prices  of feed ingredients,  chicken  and turkey;
-  Disease   outbreaks   affecting  the  production   performance   and/or
   marketability of the Company's poultry products;
- Contamination of our products, which has recently and can in the future lead to product liability claims and product recalls;
- Exposure to risks related to product liability, product recalls, property damage and injuries to persons, for which insurance coverage is expensive, limited and potentially inadequate;
- Management of our cash resources, particularly in light of our substantial leverage;
-  Restrictions imposed by, and as a result of, our substantial leverage;
- Currency exchange rate fluctuations, trade barriers, exchange controls, expropriation and other risks associated with foreign operations;
- Changes in laws or regulations affecting our operations, as well as competitive factors and pricing pressures;
- Inability to effectively integrate WLR Foods or realize the associated cost savings and operating synergies currently anticipated; and
- The impact of uncertainties of litigation as well as other risks described herein and under "Risk Factors" in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Actual results could differ materially from those projected in these forward-looking statements as a result of these factors, among others, many of which are beyond our control.

In making these statements, we are not undertaking, and specifically decline to undertake, any obligation to address or update each or any factor in future filings or communications regarding our business or results, and we are not undertaking to address how any of these factors may have caused changes to information contained in previous filings or communications. Though we have attempted to list comprehensively these important cautionary risk factors, we wish to caution investors and others that other factors may in the future prove to be important in affecting our business or results of operations.

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company's management, including the Chairman, Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days of the filing date of this Quarterly Report on Form 10-Q. Based on that evaluation, the Company's management, including the Chairman, CEO and CFO, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their evaluation.

                          PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In August of 2000, four of our current and/or former employees filed the case of "Betty Kennell, et al. v. Wampler Foods, Inc." in the United States District Court for the Northern District of West Virginia, claiming we violated requirements of the Fair Labor Standards Act. The suit alleged that the Company failed to pay employees for all hours worked. The suit generally alleged that (1) employees should be paid for time spent to put on, take off, and clean certain personal gear at the beginning and end of their shifts and breaks and (2) the use of a master time card or production "line" time fails to pay employees for all time actually worked. Plaintiffs seek to recover unpaid wages plus liquidated damages and legal fees. Approximately 150 consents to join as plaintiffs were filed with the court by current and/or former employees. No trial date has been set. To date, only limited discovery has been performed. Neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to this case can be determined at this time. We do not expect this matter, individually or collectively, to have a material impact on our financial position, operations or liquidity.

On August 20, 1999, the former WLR Foods brought legal action as a plaintiff in an antitrust lawsuit filed in the U.S. District Court in Washington D.C. alleging a world-wide conspiracy by approximately 34 named defendants to control production capacity and raise prices of common vitamins such as A, B-4, C, and E. The Company joined this lawsuit with respect to vitamin purchases not included in the Company's previous settlement with the named defendants as a member of a class action lawsuit settled in fiscal 2000. The Company, individually and as successor to WLR Foods in this suit, received $1.4 million in the first quarter of fiscal 2003 in partial settlement of its claims, $1.3 million of which was recorded by the Company as a component of "Other Expense (Income): Miscellaneous, Net". Additionally, subsequent to the end of the first quarter of fiscal 2003, under this suit, the Company received additional partial settlements of $22.5 million. This amount will be reported by the Company in its second quarter of fiscal 2003, $21.1 million of which will be reported as a component of "Other Expense (Income): Miscellaneous, Net" and $1.4 million of which will be reported as "Non-recurring recoveries". To date, claims related to approximately 82% of the WLR Foods affected vitamin purchases have been settled by or on behalf of the former WLR Foods, which settlements have resulted in payments to the Company and the former WLR Foods of $32.1 million. No assurances can be made regarding the likelihood or timing of future settlements or whether or not future recoveries, if any, on the remaining 18% of the vitamin purchases covered by the suit will be proportionally less than, equal to or greater than these previous recovery amounts.

On June 7, 2001, the Company brought legal action as a plaintiff in an antitrust lawsuit filed in the U.S. District Court in San Francisco alleging a world-wide conspiracy by defendant suppliers and producers of methionine to control production capacity and raise prices of methionine. The Company estimates that it was overcharged by approximately $50.0 million, which includes purchases made by the former WLR Foods, in connection with the alleged conspiracy and expects the litigation of this matter to be resolved during calendar year 2003. Subsequent to the end of the first quarter of fiscal 2003, under this suit, the Company received $6.5 million in partial settlement of this claim. This amount will be reported by the Company in its second quarter of fiscal 2003, $2.6 million of which will be reported as a component of "Other Expense (Income): Miscellaneous, Net" and $3.9 million of which will be reported as "Non-recurring recoveries". To date, claims related to approximately 53% of the purchases have been settled by the Company. No assurances can be made regarding the likelihood or timing of future awards or settlements or whether or not future recoveries, if any, will be proportionally less than, equal to or greater than these previous recovery amounts.

In October 2002 a limited number of USDA samples from our Franconia, Pennsylvania plant tested positive for Listeria. As a result, we voluntarily recalled all cooked deli products produced at the plant from May 1, 2002 through October 11, 2002. The amount of product covered by the recall was approximately 7% of our annual turkey production and less than 1% of our total poultry production. As an additional precautionary measure, we immediately suspended operations at our Franconia facility to redouble our food safety and sanitation efforts. No illnesses associated with the Listeria strain in a Northeastern outbreak have been linked to any of our products. Our Franconia facility has been reviewed and inspected by the USDA and was reopened on November 13, 2002. We carried insurance designed to cover the direct recall related expenses and certain aspects of the related business interruption caused by the recall, and subject to the insurer's reservation of rights, we have received a $4.0 million advance payment from our insurer with respect to the product recall claim. As of December 28, 2002 we had recorded $14.7 million, less the deductible amount of $0.5 million and the $4.0 million recovery, in recall related expenses as a component of "Current Assets -Trade and Other Accounts Receivable", which we believe to be covered by insurance. Additionally, we estimate that sales at the Franconia, Pennsylvania plant were negatively affected by approximately $30.0 million during the quarter and operating margins were negatively affected by $5.0 - $10.0 million. The Company believes that the recall and its direct effects will not have a material impact on our financial position, results of operations, or liquidity after considering available insurance coverage. However, there will likely be differences between the accounting periods in which certain recall effects are realized and when insurance recoveries are received, and there can be no assurances as to our ability to re-establish the products and sales affected by the recall or that such insurance will in fact adequately protect us from liability and expenses we incur in connection with the recall. Further, although we have maintained product recall insurance in recent periods, in recent years the availability of this type of insurance to the food industry has been limited and at times not available. We have been seeking quotes from insurers regarding an insurance policy that would cover any product recall that may arise in calendar 2003. However, to date the insurance market has been unsettled for this line of coverage and we have not obtained an insurance policy that would cover any product recall that may arise in calendar 2003 and there can be no assurance as to when or if we will be successful in obtaining such a policy on acceptable terms.

As a result of the recall, on November 4, 2002, an individual who allegedly consumed our meat products filed a putative class action lawsuit in the Philadelphia County Court of Common Pleas in the Commonwealth of Pennsylvania. Plaintiff allegedly contracted Listeriosis. The case is styled "Frank
Niemtzow, individually and on behalf of all others similarly situated, v. Pilgrim's Pride Corporation and Wampler Foods, Inc." The complaint seeks recovery on behalf of a putative class of all persons that purchased and/or consumed meat products manufactured at the Company's Franconia, Pennsylvania facility between May 1, 2002 and October 11, 2002, who have suffered an injury. This class represents all individuals who have suffered Listeriosis and symptoms of Listeriosis and other medical injuries. Plaintiff also seeks to represent a putative class of all persons that purchased and/or consumed meat products manufactured at the Company's Franconia, Pennsylvania facility between May 1, 2002 and October 11, 2002, who have not suffered any personal injury. The complaint seeks compensatory and punitive damages under theories of negligence, alleged violation of the Pennsylvania Unfair Trade Practices Act and Consumer Protection Law, strict liability in tort, and unjust enrichment. On December 6, 2002, the Company filed its Petition for Removal to Federal court transferring this matter to the United States District Court for the Eastern District of Pennsylvania. Plaintiff filed a Motion to Remand to State court on January 6, 2003. The Company's response is due on January 23, 2003. In addition, on January 13, 2003, the Company filed its Motion to Dismiss the plaintiff's class action complaint. We intend to challenge vigorously the motion to remand, the certification of the class action and questions concerning ultimate liability and damages, if any. No discovery has been conducted to date. Neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to this case can be determined at this time. After considering our available insurance coverage, we do not expect this matter to have a material impact on our financial position, operation or liquidity.

On July 1, 2002, three individuals, on behalf of themselves and a putative class of chicken growers, filed their original class action complaint against us in the United States District Court for the Eastern District of Texas, Texarkana Division. The case is styled "Wheeler vs. Pilgrim's Pride Corporation". The complaint alleges that we violated the Packers and Stockyards Act (7 U.S.C. Section 192) and breached fiduciary duties allegedly owed to the plaintiff growers. The plaintiffs also brought individual actions under the Packers and Stockyards Act alleging common law fraud, negligence, breach of fiduciary duties and breach of contract. On July 29, 2002, we filed our Motion to Dismiss under Rules 12(b)(1), 12(b)(6) and 9(b). We also filed a Motion to Transfer Venue on August 19, 2002, and the plaintiffs have filed a Motion for Preliminary Injunction to prohibit any alleged retaliation against the growers. Discovery has not yet been conducted in this case. In addition, the Court has not ruled upon any of the above-referenced motions. We intend to defend vigorously both certification of the case as a class action and questions concerning ultimate liability and damages, if any. Neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to this case can be determined at this time. We do not expect this matter, to have a material impact on our financial position, operations or liquidity.

The Company is subject to various other legal proceedings and claims, which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES
December 29, 2001




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit Number

1.1 First Amendment to the Revolving Credit Agreement made as of September 7, 2001 by and between Grupo Pilgrim's Pride Funding S. de R.L. de C.V., Comerica Bank Mexico, S.A., Institucion de Banca Multiple dated as of June 28, 2002.

1.2 Second Amendment to the Revolving Credit Agreement made as of September 7, 2001 by and between Grupo Pilgrim's Pride Funding S. de R.L. de C.V., Comerica Bank Mexico, S.A., Institucion de Banca Multiple dated as of September 10, 2002.

1.3 Third Amendment to the Revolving Credit Agreement made as of September 7, 2001 by and between Grupo Pilgrim's Pride Funding S. de R.L. de C.V., Comerica Bank Mexico, S.A., Institucion de Banca Multiple dated as of December 13, 2002

(b)   Reports on Form 8-K

      The Company filed a Form 8-K on October 15, 2002, to report two press releases announcing a voluntary recall of cooked deli products produced at its Franconia, Pennsylvania facility.

      The Company filed a Form 8-K on October 30, 2002, to report certain supplemental historical financial information including quarterly information regarding net sales by primary market line.

      The Company filed a current report on Form 8-K on January 15, 2003, to report certain supplemental historical financial information regarding net sales by primary market line.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           PILGRIM'S PRIDE CORPORATION

                                           /s/ Richard A. Cogdill

Date: January 21, 2003                     Richard A. Cogdill
                                           Executive Vice President,
                                           Chief Financial Officer,
                                           Secretary and Treasurer

PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES
December 29, 2001



                                CERTIFICATIONS

I, Lonnie "Bo" Pilgrim, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Pilgrim's Pride Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)    Presented   in   this   quarterly  report  our  conclusions   about   the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  January 21, 2003                 /s/ Lonnie "Bo" Pilgrim


                                      Lonnie "Bo" Pilgrim
                                      Chairman of the Board
                                      Co-Principal Executive Officer

PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES
December 29, 2001


                                CERTIFICATIONS

I, David Van Hoose, certify that:


1. I have reviewed this quarterly report on Form 10-Q of Pilgrim's Pride Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)    Presented   in   this   quarterly  report  our  conclusions   about   the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  January 21, 2003                    /s/ David Van Hoose


                                           David Van Hoose
                                           Chief Executive Officer
                                           Co-Principal Executive Officer



                                CERTIFICATIONS

I, Richard A. Cogdill, certify that:


1. I have reviewed this quarterly report on Form 10-Q of Pilgrim's Pride Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)    Presented   in   this   quarterly  report  our  conclusions   about   the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  January 21, 2003                    /s/ Richard A. Cogdill


                                           Richard A. Cogdill
                                           Chief Financial Officer

PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES
December 29, 2001




                          PILGRIM'S PRIDE CORPORATION
                                 CERTIFICATION
           PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(SUBSECTIONS (A) AND (B) OF SECTION 1350, CHAPTER 63 OF TITLE 18, UNITED STATES
                                     CODE)


Pursuant to section 906 of the Sarbanes-Oxley Act  of 2002 (subsections (a) and
(b) of section 1350, chapter 63 of title 18, United States Code), each of the undersigned officers of Pilgrim's Pride Corporation (the "Company") does hereby certify, to such officer's knowledge, that:

The Quarterly Report on Form 10-Q for the quarter ended December 28, 2002 (the "Form 10-Q") of the Company fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  January 21, 2003                     /s/ Lonnie "Bo" Pilgrim


                                           Lonnie "Bo" Pilgrim
                                           Chairman of the Board
                                           Co-Principal Executive Officer

PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES
December 29, 2001






                          PILGRIM'S PRIDE CORPORATION
                                 CERTIFICATION
           PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(SUBSECTIONS (A) AND (B) OF SECTION 1350, CHAPTER 63 OF TITLE 18, UNITED STATES
                                     CODE)


Pursuant to section 906 of the Sarbanes-Oxley Act of  2002 (subsections (a) and
(b) of section 1350, chapter 63 of title 18, United States Code), each of the undersigned officers of Pilgrim's Pride Corporation (the "Company") does hereby certify, to such officer's knowledge, that:

The Quarterly Report on Form 10-Q for the quarter ended December 28, 2002 (the "Form 10-Q") of the Company fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  January 21, 2003              	   /s/ David Van Hoose


                                           David Van Hoose
                                           Chief Executive Officer
                                           Co-Principal Executive Officer

PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES
December 29, 2001





                          PILGRIM'S PRIDE CORPORATION
                                 CERTIFICATION
           PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(SUBSECTIONS (A) AND (B) OF SECTION 1350, CHAPTER 63 OF TITLE 18, UNITED STATES
                                     CODE)


Pursuant to section 906 of the Sarbanes-Oxley Act of 2002  (subsections (a) and
(b) of section 1350, chapter 63 of title 18, United States Code), each of the undersigned officers of Pilgrim's Pride Corporation (the "Company") does hereby certify, to such officer's knowledge, that:

The Quarterly Report on Form 10-Q for the quarter ended December 28, 2002 (the "Form 10-Q") of the Company fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  January 21, 2003                    /s/ Richard A. Cogdill


                                           Richard A. Cogdill
                                           Chief Financial Officer