Form 10-Q
period 2003-03-29
PILGRIMS PRIDE CORP
filed 2003-04-29
CIK 802481

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarter ended March 29, 2003

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

27,589,250 shares of the Registrant's Class B Common Stock, $.01 par value, were outstanding as of April 28, 2003.

13,523,429 shares of the Registrant's Class A Common Stock, $.01 par value, were outstanding as of April 28, 2003.




                                    INDEX

                   PILGRIM'S PRIDE CORORATION AND SUBSIDIARIES
PART I. FINANCIAL INFORMATION
   Item 1.Financial Statements (Unaudited)
          Consolidated balance sheets
               March 29, 2003 and September 28, 2002
          Consolidated income statements
               Three months and six months ended March 29, 2003 and March 30, 2002
          Consolidated statements of cash flows
               Six months ended March 29, 2003 and March 30, 2002
          Notes to consolidated financial statements as of March 29, 2003

   Item 2.Management's Discussion and Analysis of Financial Condition and
          Results of Operations
   Item 3.Quantitative and Qualitative Disclosures about Market Risk
   Item 4.Controls and Procedures

PART II. OTHER INFORMATION
   Item 1.Legal Proceedings
   Item 4.Submission of Matters to a Vote of Security Holders
   Item 6.Exhibits and Reports on Form 8-K

SIGNATURES

CERTIFICATIONS



                      PART I.  FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
               Pilgrim's Pride Corporation and Subsidiaries
                        Consolidated Balance Sheets
                               (Unaudited)
                                        March 29, 2003      September 28, 2002
ASSETS                                    (in thousands except share data)

CURRENT ASSETS:
     Cash and cash equivalents                $ 14,397                $ 14,913
     Trade accounts and other receivables,
       less allowance for doubtful accounts    110,086                  85,347
     Inventories                               345,355                 326,792
     Other current assets                       17,960                  16,866


 Total Current Assets                          487,798                 443,918

OTHER ASSETS                                    24,219                  21,940

PROPERTY, PLANT AND EQUIPMENT
     Land                                        38,253                 38,718
     Buildings, machinery and equipment       1,058,690              1,039,581
     Autos and trucks                            54,407                 54,609
     Construction-in-progress                    29,454                 30,433
                                              1,180,804              1,163,341

     Less accumulated depreciation              433,710                401,309
                                                747,094                762,032
                                             $1,259,111             $1,227,890


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                          $140,387               $163,892
     Accrued expenses                            79,359                 84,618
     Current deferred income tax                 12,888                 12,888
     Current maturities of long-term debt         4,272                  3,483
          Total Current Liabilities             236,906                264,881

LONG-TERM DEBT, LESS CURRENT MATURITIES         491,825                450,161
DEFERRED INCOME TAXES                           123,742                116,911
MINORITY INTEREST IN SUBSIDIARY                   1,309                  1,613
COMMITMENTS AND CONTINGENCIES                        --			    --

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value,
        authorized 5,000,000 shares;
        none issued                                  --			    --
     Common stock - Class A, $.01 par value,
        authorized 100,000,000 shares;
        13,794,529 issued and outstanding           138                    138
     Common stock - Class B, $.01 par value,
        authorized 60,000,000 shares;
        27,589,250 issued and outstanding           276                    276
     Additional paid-in capital                  79,625                 79,625
     Retained earnings                          326,910                314,626
     Accumulated other comprehensive (loss)
        income                                      (52)                 1,227
     Less treasury stock, 271,100 shares         (1,568)                (1,568)

               Total Stockholders' Equity       405,329                394,324
                                             $1,259,111             $1,227,890

See notes to consolidated financial statements.



                  Pilgrim's Pride Corporation and Subsidiaries
                        Consolidated Income Statements
                                 (Unaudited)


                               Three Months Ended        Six Months Ended
                              March 29,    March 30,   March 29,    March 30,
                                2003         2002        2003         2002
                             (in thousands, except share and per share data)

Net Sales                    $  630,592     $  600,753  $1,257,997  $1,256,783
Costs and Expenses:
   Cost of sales                604,919        572,122   1,204,325   1,170,288
   Non-recurring recoveries     (11,313)            --     (25,700)          -
   Selling, general and
      administrative             35,576         33,003      67,621      67,537

                                629,183        605,125   1,246,246   1,237,825

      Operating income (loss)     1,410         (4,372)     11,751      18,958

Other Expense (Income):
   Interest expense, net          9,942          7,262      19,418      15,835
   Foreign exchange (gain) loss     217           (360)       (132)       (895)
   Miscellaneous, net           (26,896)           873     (28,662)        486
                                (16,737)         7,775      (9,376)     15,426
Income (loss) before
   income taxes                  18,146        (12,147)     21,127       3,532
Income tax (benefit) expense      7,381        (13,399)      7,606     (10,711)
Net income                   $   10,765  $       1,252   $  13,521   $  14,243

Net  income per common share
- basic and diluted          $     0.26  $        0.03   $    0.33   $    0.35
Dividends per common share   $    0.015  $       0.015   $   0.030   $   0.030

   Weighted average shares
      outstanding            41,112,679     41,112,679  41,112,679  41,112,679

See notes to consolidated financial statements.

                            Pilgrim's Pride Corporation and Subsidiaries
                               Consolidated Statements of Cash Flows
                                            (Unaudited)

                                                        Six Months Ended
                                                March 29, 2003  March 30, 2002
                                                         (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                 $   13,521          $  14,243
     Adjustments to reconcile net income to cash
          provided by operating activities:
               Depreciation and amortization        35,312             35,045
               Loss (gain) on property disposals      (132)               109
               Deferred income taxes                 9,804            (12,974)
     Changes in operating assets and liabilities:
               Accounts and other receivables      (24,739)            12,319
               Inventories                         (18,563)            (8,222)
               Prepaid expenses and other current
                    assets                          (1,094)              1,473
               Accounts payable and accrued
                    expenses                       (28,764)            (19,383)
               Other                                (1,345)                452
                    Cash Provided By (Used In)
                      Operating Activities         (16,000)             23,062

INVESTING ACTIVITIES:
     Acquisitions of property, plant and equipment (25,024)           (32,231)
     Proceeds from property disposals                  292                199
     Other, net                                       (589)              (645)
                    Net Cash Used In Investing
                      Activities                   (25,321)           (32,677)

FINANCING ACTIVITIES:
     Proceeds from notes payable to banks          206,000            128,500
     Repayments of notes payable to banks         (206,000)           (73,500)
     Proceeds from long-term debt                  108,133             28,850
     Payments on long-term debt                    (65,681)           (85,436)
     Cash dividends paid                            (1,237)            (1,238)
                    Cash Provided (Used In) By
                       Financing Activities         41,215             (2,824)
     Effect of exchange rate changes on cash and cash
          equivalents                                 (410)               172
     Decrease in cash and cash equivalents            (516)           (12,267)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR      14,913             20,916
CASH AND CASH EQUIVALENTS AT END OF PERIO       $   14,397         $    8,649

SUPPLEMENTAL DISCLOSURE INFORMATION:
     Cash paid during the period for:
          Interest (net of amount capitalized)  $   19,038          $  18,364
          Income taxes                          $    1,343          $   1,302

See notes to consolidated financial statements.

PILGRIM'S PRIDE CORPORATION AND SUBSIDIARIES
March 29, 2003

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE A-BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements of Pilgrim's Pride Corporation ("Pilgrim's" or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States ("U.S.") for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended March 29, 2003 are not necessarily indicative of the results that may be expected for the year ended September 27, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in Pilgrim's Annual Report on Form 10-K for the fiscal year ended September 28, 2002.

The consolidated financial statements include the accounts of Pilgrim's and its wholly and majority owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.

Non-recurring recoveries, which is a component of gross profit and operating income, include reimbursements received from the U.S. federal government under a relief plan related to the avian influenza outbreak in The Commonwealth of Virginia ("Virginia") on March 12, 2002 in the amount of $1.8 million and $16.1 million for the second quarter and the first six months ended March 29, 2003, respectively, and proceeds received from litigation initiated by the Company in antitrust lawsuits alleging a world-wide conspiracy to control production capacity and raise prices of vitamins and methionine in the amount of $9.5 million and $9.6 million for the second quarter and the first six months ended March 29, 2003, respectively. Proceeds recovered by the Company as successor to WLR Foods are recorded as a component of "Other Expense (Income); Miscellaneous, Net". See Note F - Contingencies below.

The  following  table   presents   the   impact   of  avian  influenza  federal
compensation, and the vitamin and the methionine litigation settlements on non-recurring recoveries and miscellaneous, net:

                         Three Months Ended            Six Months Ended
                          March 29, 2003                 March 29, 2003
                    Non-    Miscellaneous           Non-  Miscellaneous
(million)        Recurring      Net       Total  Recurring     Net     Total


Avian Influenza    $ 1.8      $    --     $ 1.8    $16.1     $  --      $16.1
Vitamin              1.4         21.1      22.5      1.5      22.4       23.9
Methionine           8.1          5.6      13.7      8.1       5.6       13.7
   Total           $11.3        $26.7     $38.0    $25.7     $28.0      $53.7


The assets and liabilities of the foreign subsidiaries are translated at end-of-period exchange rates, except for any non-monetary assets, which are translated at equivalent dollar costs at dates of acquisition using historical rates. Operations of foreign subsidiaries are translated at average exchange rates in effect during the period.

Total comprehensive was $10.8 million and $2.6 million for the quarters and $12.2 million, $14.5 million for the six months ended March 29, 2003 and March 30, 2002, respectively.

NOTE B-ACCOUNTS RECEIVABLE

On June 26, 1998 the Company entered into an Asset Sale Agreement to sell up to $60 million of accounts receivable, which expires in June of 2003. In connection with the Asset Sale Agreement, the Company sells, on a revolving basis, certain of its trade receivables (the "Pooled Receivables") to a special purpose corporation wholly owned by the Company, which in turn sells a percentage ownership interest to third parties. At March 29, 2003 and September 28, 2002, an interest in these Pooled Receivables of $57.6 million and $58.5 million, respectively, had been sold to third parties and is reflected as a reduction to accounts receivable during each period. The Company will likely use its revolving/term borrowing facility to provide this liquidity if the facility is not replaced. These transactions have been recorded as sales in accordance with Financial Accounting Standards Board ("FASB") Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The gross proceeds resulting from the sale are included in cash flows from operating activities in the Consolidated Statements of Cash Flows. Losses on these sales were immaterial.

Also included in accounts receivable at March 29, 2003, were $16.6 million in net insurance receivables from direct costs associated with the fall 2002 turkey deli meat product recall, which are recoverable under our product recall insurance policy.

NOTE C-INVENTORIES

Inventories consist of the following:
                                      March 29, 2003   September 28, 2002
                                              (in thousands)
Chicken:
     Live chicken and hens                 $103,051          $106,450
     Feed, eggs and other                    70,682            57,854
     Finished chicken products               76,989            73,494
                                            250,722           237,798
Turkey:
     Live turkey and hens                    32,123            29,140
     Feed, eggs and other                    13,377            12,871
     Finished turkey products                49,133            46,983
                                             94,634            88,994

     Total Inventories                     $345,355          $326,792


NOTE D-LONG TERM DEBT

At March 29, 2003, the Company maintained $130.0 million in revolving credit facilities, $30.0 million of which relates to our Mexico operations, and $400.0 million in a secured revolving/term borrowing facility. The $400.0 million revolving/term borrowing facility provides for borrowing availability until November 15, 2004 and provides for $285.0 million commitments maturing November 16, 2010 and $115.0 million of commitments maturing November 16, 2007. Borrowings under this facility are split pro rata between the commitments maturing November 16, 2010 and the commitments maturing November 16, 2007, as they occur. The credit facilities provide for interest at rates ranging from LIBOR plus five-eights percent to LIBOR plus two and three-quarters percent depending upon the Company's total debt to capitalization ratio. Interest rates on debt outstanding under these facilities at March 29, 2003 ranged from LIBOR plus one and three-quarter percent to LIBOR plus two percent. These facilities are secured by inventory and fixed assets. The $30.0 million facility in Mexico is secured by Mexico's accounts receivable, inventories and certain fixed assets. Borrowings against these facilities are subject to the
availability of collateral and no material adverse change provisions.   During
the six months ended March 29, 2003, the Company borrowed approximately $54.8 million on a net basis under its revolving/term borrowing facilities and repaid $12.6 million in peso denominated debt from our revolving credit facility in
Mexico.   At  March  29, 2003,  $113.6  million  was  available  under  the revolving credit facilities, including $30.0 million in Mexico and $167.0 million was available under the revolving/term borrowing facility. Annual maturities of long-term debt for the remainder of fiscal 2003 and for the
following four fiscal years are:   2003 -- $1.2 million; 2004 -- $2.7 million;
2005  -- $13.5 million; 2006 -- $13.7 million; and 2007 -- $12.9 million.

NOTE E-RELATED PARTY TRANSACTIONS

The major stockholder of the Company owns an egg laying and a chicken growing operation. In addition, at certain times during the year the major stockholder purchases from the Company live chickens and hens and certain feed inventories during the grow-out process and then contracts with the Company to resell the birds at maturity, determined on a market based formula price subject to a ceiling price calculated at his cost plus 2%. Purchases made by the Company under this agreement resulted in a net operating profit to the major stockholder of $120,600 and $157,100 during the quarters, and $329,600 and $560,100 for the six months ended March 29, 2003 and March 30, 2002, respectively.

Transactions with related parties are summarized as follows:

                              Three Months Ended           Six Months Ended
                             March 29,    March 30,     March 29,   March 30,
                               2003        2002           2003        2002
                                             (in thousands)
Contract egg grower fees
   to major stockholder          --           --            --             8
Lease payments on commercial
   egg property                 188          188           376           376
Chick, feed and other sales to
   major stockholder          3,803        6,950        47,461        44,060
Live chicken purchases from
   major stockholder         36,686       23,623        47,326        44,173
Loan guaranty fees              805          633         1,769         1,239
Lease payments on airplane       99           99           198           198

NOTE F-CONTINGENCIES

In August of 2000, four of our current and/or former employees filed the case of "Betty Kennell, et al. v. Wampler Foods, Inc." in the United States District Court for the Northern District of West Virginia, claiming we violated requirements of the Fair Labor Standards Act. The suit alleged that the Company failed to pay employees for all hours worked. The suit generally alleged that (1) employees should be paid for time spent to put on, take off, and clean certain personal gear at the beginning and end of their shifts and breaks and (2) the use of a master time card or production "line" time fails to pay employees for all time actually worked. Plaintiffs seek to recover unpaid wages plus liquidated damages and legal fees. Approximately 150 consents to join as plaintiffs were filed with the court by current and/or former employees. No trial date has been set. The court has conditionally approved class certification for hourly production employees in second processing for processing plants in our Eastern Division. To date, only limited discovery has been performed. Neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to this case can be determined at this time. We do not expect this matter, individually or collectively, to have a material impact on our financial position, operations or liquidity.

On August 20, 1999, the former WLR Foods brought legal action as a plaintiff in an antitrust lawsuit filed in the U.S. District Court in Washington D.C. alleging a world-wide conspiracy by approximately 34 named defendants to control production capacity and raise prices of common vitamins such as A, B-4, C, and E. The Company joined this lawsuit with respect to vitamin purchases not included in the Company's previous settlement with the named defendants as a member of a class action lawsuit settled in fiscal 2000. The Company, individually and as successor to WLR Foods in this suit, received $23.9 million and $22.5 million in the six months and the second quarter ended March 29, 2003, respectively, in partial settlement of its claims, $22.4 million and $21.1 million in the first six months and second quarter ended March 29, 2003, respectively, of which was recorded by the Company as a component of "Other Expense (Income): Miscellaneous, Net" and $1.5 million and $1.4 million in the first six months and second quarter of fiscal 2003, respectively, of which was recorded by the Company as a component of "Non-recurring recoveries". To date, claims related to approximately 80% of the WLR Foods affected vitamin purchases have been settled by or on behalf of the former WLR Foods, which settlements have resulted in payments to the Company and the former WLR Foods of $32.0 million. No assurances can be made regarding the likelihood or timing of future settlements or whether or not future recoveries, if any, on the remaining 20% of the vitamin purchases covered by the suit will be proportionally less than, equal to or greater than these previous recovery amounts.

On June 7, 2001, the Company brought legal action as a plaintiff in an antitrust lawsuit filed in the U.S. District Court in San Francisco alleging a world-wide conspiracy by defendant suppliers and producers of methionine to control production capacity and raise prices of methionine. The Company estimates that it was overcharged by approximately $50.0 million, which includes purchases made by the former WLR Foods, in connection with the alleged conspiracy. The Company, individually and as successor to WLR Foods in this suit, received $13.7 million in the second quarter ended March 29, 2003 in partial settlement of its claims, $5.6 million of which was recorded by the Company as a component of "Other Expense (Income): Miscellaneous, Net" and $8.1 million of which was recorded by the Company as a component of "Non-recurring recoveries". Additionally, subsequent to the end of the second quarter ended March 29, 2003, the Company received additional partial settlements of $17.2 million under this suit. This amount will be reported by the Company in its third quarter of fiscal 2003, $7.0 million of which will be reported as a component of "Other Expense (Income): Miscellaneous, Net" and $10.2 million of which will be reported as "Non-recurring recoveries". To date, claims related to approximately 100% of the purchases have been settled by the Company and the Company does not anticipate any further recoveries under this suit.

On July 1, 2002, three individuals, on behalf of themselves and a putative class of chicken growers, filed their original class action complaint against us in the United States District Court for the Eastern District of Texas, Texarkana Division. The case is styled "Cody Wheeler, et al. vs. Pilgrim's Pride Corporation". The complaint alleges that the Company violated the Packers and Stockyards Act (7 U.S.C. Section 192) and breached fiduciary duties allegedly owed to the plaintiff growers. The plaintiffs also brought individual actions under the Packers and Stockyards Act alleging common law fraud, negligence, breach of fiduciary duties and breach of contract. On July 29, 2002, we filed our Motion to Dismiss under Rules 12(b)(1), 12(b)(6) and 9(b). Upon the filing of the motion, the plaintiffs entered into an agreement to stay any certification of the class pending the outcome of the trial of the three plaintiffs Cody Wheeler, Don Davis, and Davey Williams. On March 14, 2003, the court entered an order dismissing plaintiffs' claims of breach of fiduciary duty and negligence. The plaintiffs also dropped the charges of fraud prior to the entering of the order by the court. We also filed a Motion to Transfer Venue on August 19, 2002, and the plaintiffs have filed a Motion for Preliminary Injunction to prohibit any alleged retaliation against the growers. The court denied our Motion to Transfer Venue on March 14, 2003, and the case will remain in the Eastern District of Texas, Texarkana Division. The court also denied the plaintiffs' Motion for Preliminary Injuction on March 3, 2003. Discovery is in the initial phases in this case. We intend to defend vigorously both certification of the case as a class action should we not prevail in the trial of the three plaintiffs and questions concerning ultimate liability and damages, if any. Neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to this case can be determined at this time. The Company does not expect this matter to have a material impact on our financial position, operations or liquidity.

In October 2002 a limited number of USDA samples from the Company's Franconia, Pennsylvania plant tested positive for Listeria. As a result, we voluntarily recalled all cooked deli products produced at the plant from May 1, 2002 through October 11, 2002. No illnesses associated with the Listeria strain in a Northeastern outbreak have been linked to any of our products and no products of the Company have tested positive for the outbreak strain. We carried insurance designed to cover the direct recall related expenses and certain aspects of the related business interruption caused by the recall, and subject to the insurer's reservation of rights, we have received a $4.0 million advance payment from our insurer with respect to the product recall claim. As of March 29, 2003, we had recorded $21.1 million, less the deductible amount of $0.5 million and the $4.0 million advance payment from our insurer, in recall related expenses as a component of "Current Assets - Trade and Other Accounts Receivable", which we believe to be covered by insurance. The Company believes that the recall and its direct effects will not have a material impact on our financial position, results of operations, or liquidity after considering available insurance coverage. However, there will be differences between the accounting periods in which certain recall effects are realized and when insurance recoveries are received, and there can be no assurances as to our ability to re-establish the products and sales affected by the recall or that such insurance will in fact adequately protect us from liability and expenses we incur in connection with the recall.

As a result of the recall, on November 4, 2002, an individual who allegedly consumed our meat products filed a putative class action lawsuit in the Philadelphia County Court of Common Pleas in the Commonwealth of Pennsylvania. Plaintiff allegedly contracted Listeriosis. The case was styled "Frank Niemtzow, individually and on behalf of all others similarly situated v. Pilgrim's Pride Corporation and Wampler Foods, Inc." The complaint sought recovery on behalf of a putative class of all persons that purchased and/or consumed meat products manufactured at the Company's Franconia, Pennsylvania facility between May 1, 2002 and October 11, 2002, who have suffered an injury. This class represents all individuals who have suffered Listeriosis and symptoms of Listeriosis and other medical injuries. Plaintiff also sought to represent a putative class of all persons that purchased and/or consumed meat products manufactured at the Company's Franconia, Pennsylvania facility between May 1, 2002 and October 11, 2002, who have not suffered any personal injury. The complaint sought compensatory and punitive damages under theories of negligence, alleged violation of the Pennsylvania Unfair Trade Practices Act and Consumer Protection Law, strict liability in tort, and unjust enrichment. On December 6, 2002, the Company filed its Petition for Removal to Federal court transferring this matter to the United States District Court for the Eastern District of Pennsylvania. Plaintiff filed a Motion to Remand to State court on January 6, 2003. In addition, on January 13, 2003, the Company filed its Motion to Dismiss the plaintiff's class action complaint. On March 25, 2003, plaintiffs voluntarily dismissed the lawsuit. .

On April 17, 2003, the Company learned that a product liability lawsuit, "Lawese Drayton, Individually and as Personal Representative of the Estate of Raymond Drayton, deceased, Plaintiff, v. Pilgrim's Pride Corporation, Jack Lambersky Poultry Company, Inc DBA JL Foods Co, Inc., Defendants", had been
filed against it   in  the  United  States  District  Court  for  the  Eastern
District   of Pennsylvania,  on  April 15, 2003.  It is the Company's
understanding that this case relates to the  recall.   However,  the Company
has not been served with a summons or a copy of the complaint in that matter. Therefore, it would be premature to speculate on either the allegations being made or any Company response thereto and neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to this case can be determined at this time.

On March 12, 2002 an outbreak of low-pathogenic avian influenza, a disease contagious to turkey, chicken and other birds, was discovered in Virginia. As a result we destroyed a significant amount of poultry affected as a result of the virus. No new flocks have tested positive for the presence of avian influenza in Virginia since July 2, 2002 and the Company believes that the outbreak has been contained. We currently believe there will be little or no effect on future operations from the outbreak. On June 19, 2002, U.S. Secretary of Agriculture Ann Veneman proposed to the Office of Management and Budget that the U.S. Department of Agriculture cover one-half of the total estimated economic loss suffered by the poultry industry and independent growers in Virginia due to the avian influenza outbreak. Secretary Veneman also recommended that the government of Virginia cover the remaining portion. On November 4, 2002 the Department of Agriculture made public their estimate of total federal compensation at $51.0 million, with growers projected to be compensated $13.9 million and owners projected to be compensated $37.1 million. We received $1.8 million and $16.1 million in federal compensation in the second quarter and first six months ending March 29, 2003, respectively, which was recorded as "Non-recurring recoveries". Based on the recovery amounts received to date, we estimate that approximately 68% of the projected $51.0 million has been distributed by the U.S. federal government. No additional future recoveries have been recorded, although the National Turkey Federation and the National Chicken Council are in discussions with the USDA regarding distribution of the shortfall between the anticipated compensation and the amounts distributed to date. No assurance can be given as to the amount of further federal compensation that we may receive or that any state agencies will provide any economic assistance to the poultry growers and producers affected by the avian influenza outbreak in Virginia. In the event that state agencies do decide to grant economic assistance to the affected poultry growers and producers, it is impossible at this time to estimate how the state agencies would allocate any such assistance between affected poultry growers and producers whose flocks were destroyed by the virus.

The Company is subject to various other legal proceedings and claims, which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

The Company is a party to many routine contracts in which it provides general indemnities in the normal course of business to third parties for various risks. The Company has not recorded a liability for any of these indemnities, as the likelihood of payment in each case is considered remote. These indemnities are discussed in the following paragraphs.

The Company's loan agreements generally obligate the Company to reimburse the applicable lender for incremental increased costs due to a change in law that imposes (i) any reserve or special deposit requirement against assets of, deposits with, or credit extended by such lender related to the loan, (ii) any tax, duty, or other charge with respect to the loan (except standard income tax) or (iii) capital adequacy requirements. In addition, some of the Company's loan agreements typically contain a withholding tax provision that requires the Company to pay additional amounts to the applicable lender or other financing party, generally if withholding taxes are imposed on such lender or other financing party as a result of a change in the applicable tax law. These increased cost and withholding tax provisions continue for the entire term of the applicable transaction, and there is no limitation on the maximum additional amounts the Company could be obligated to pay under such provisions. Any failure to pay amounts due under such provisions generally would trigger an event of default, and, in a secured financing transaction, would entitle the lender to foreclose upon the collateral to realize the amount due.

The Company also maintains operating leases for various types of equipment, some of which contain residual value guarantees for the market value for assets at the end of the term of the lease. The terms of the lease maturities range from one to seven years. The maximum potential amount of the residual value guarantees is approximately $8.1 million; however, the actual amount is based on an undeterminable recoverable amount based on the fair market value of the underlying leased assets. The likelihood of payments under these guarantees is not considered to be probable and accordingly, no liabilities have been recorded and the Company historically has not experienced significant payments under similar residual guarantees in the past.

NOTE G - BUSINESS SEGMENTS

The Company operates in two reportable business segments as (1) a producer of chicken and other products and (2) a producer of turkey products.

The Company's chicken and other products segment primarily includes sales of chicken products the Company produces and purchases for resale in the United States and Mexico, and also includes table eggs, feed and other items. The Company's chicken and other products segment conducts separate operations in the United States and Mexico and is reported as two separate geographical areas. The Company's turkey segment includes sales of turkey products produced in our turkey operation acquired from WLR Foods, whose operations are exclusively in the United States.

Inter-area sales and inter-segment sales, which are not material, are accounted for at prices comparable to normal trade customer sales. Corporate assets and expenses are included with chicken and other products.

The following table presents certain information regarding the Company's segments:

                                Three Months Ended         Six Months Ended
                              March 29,     March 30,   March 29,    March 30,
                                2003          2002        2003          2002
                                              (in thousands)
Net Sales to Customers:
     Chicken and Other Products:
          United States     $  475,294    $  449,564  $   913,851  $   897,627
          Mexico                92,891        80,376      187,360      171,292
               Sub-total       568,185       529,940    1,101,211    1,068,919
     Turkey                     62,407        70,813      156,786      187,864
               Total        $  630,592    $  600,753  $ 1,257,997  $ 1,256,783
Operating Income (Loss):
     Chicken and Other Products:
          United States     $    1,628    $    4,971  $     5,635  $    14,328
          Mexico                 3,872          (513)      10,086        7,957
                Sub-total        5,500         4,458       15,721       22,285
     Turkey                    (15,403)       (8,830)     (29,670)      (3,327)
                Sub-total      ( 9,903)       (4,372)     (13,949)      18,958
     Non-recurring recoveries(1)11,313            --       25,700           --
               Total        $    1,410    $   (4,372) $    11,751  $    18,958
Depreciation and Amortization
     Chicken and Other Products:
          United States     $   12,942    $   12,552  $    25,488  $    23,344
          Mexico                 2,917         3,377        6,067        6,794
               Sub-total        15,859        15,929       31,555       30,138
     Turkey                      1,943         1,717        3,757        4,907
               Total        $   17,802    $   17,646  $    35,312  $    35,045

(1) Non-recurring recoveries include reimbursements received from the U.S. federal government under a relief plan related to avian influenza of $1.8 million for the quarter and $16.1 million for the six-month period ending March 29, 2003, along with proceeds received from litigation initiated by the Company in antitrust lawsuits related to vitamins and methionine of $9.5 million in the quarter and $9.6 million for the six-month period ending
March 29, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Profitability in the poultry industry is materially affected by the commodity prices of feed ingredients, chicken and turkey, which are determined by supply and demand factors. As a result, the chicken and turkey industries are subject to cyclical earnings fluctuations. Cyclical earnings fluctuations can be mitigated somewhat by:

      -  Business strategy;
      -  Product mix;
      -  Sales and marketing plans; and
      -  Operating efficiencies.

In an effort to reduce price volatility and to generate higher, more consistent profit margins, we have concentrated on the production and marketing of prepared foods products. Prepared foods products generally have higher profit margins than our other products. Also, the production and sale in the U.S. of prepared foods products reduces the impact of the costs of feed ingredients on our profitability. Feed ingredient purchases are the single largest component of our cost of goods sold, representing approximately 30% of our cost of goods sold in fiscal 2002. The production of feed ingredients is positively or negatively affected primarily by weather patterns throughout the world, the global level of supply inventories, demand for feed ingredients and the agricultural policies of the United States and foreign governments. As further processing is performed, feed ingredient costs become a decreasing percentage of a product's total production costs, thereby reducing their impact on our profitability. Products sold in this form enable us to charge a premium, reduce the impact of feed ingredient costs on our profitability and improve and stabilize our profit margins.

As a significant portion of U.S. poultry production is exported, the commodity prices of chicken and turkey can be, and in recent periods have been, adversely affected by disruptions in poultry export markets. These disruptions are often caused by restrictions on imports of U.S.-produced poultry products imposed by foreign governments for a variety of reasons, including, to protect their domestic poultry producers and for alleged consumer health reasons. For example, Russia and Japan have restricted the importation of U.S.-produced poultry for both of these reasons in recent periods and Mexico initiated a ban on the importation of all uncooked poultry produced in a seven-state area in the Western U.S., including Texas, because of the recent outbreak of Newcastle's Disease in the Western U.S., and seeks a tariff level, starting at 98% of the sales price of imported chicken leg quarters and declining approximately 20% per year for five years, because of concerns that the duty-free importation of such products as provided by the North American Free Trade Agreement would injure the Mexico poultry industry. Because these disruptions in poultry export markets are often political, no assurances can be given as to when the existing disruptions will be alleviated or that new ones will not arise.

The following table presents certain information regarding our segments:

                                Three Months Ended         Six Months Ended
                              March 29,     March 30,   March 29,    March 30,
                                2003          2002        2003          2002
                                              (in thousands)
Net Sales to Customers:
     Chicken and Other Products:
          United States     $  475,294    $  449,564  $   913,851  $   897,627
          Mexico                92,891        80,376      187,360      171,292
               Sub-total       568,185       529,940    1,101,211    1,068,919
     Turkey                     62,407        70,813      156,786      187,864
               Total        $  630,592    $  600,753  $ 1,257,997  $ 1,256,783
Operating Income (Loss):
     Chicken and Other Products:
          United States     $    1,628    $    4,971  $     5,635  $    14,328
          Mexico                 3,872          (513)      10,086        7,957
                Sub-total        5,500         4,458       15,721       22,285
     Turkey                    (15,403)       (8,830)     (29,670)      (3,327)
                Sub-total      ( 9,903)       (4,372)     (13,949)      18,958
     Non-recurring recoveries(1)11,313            --       25,700           --
               Total        $    1,410    $   (4,372) $    11,751  $    18,958
Depreciation and Amortization
     Chicken and Other Products:
          United States     $   12,942    $   12,552  $    25,488  $    23,344
          Mexico                 2,917         3,377        6,067        6,794
               Sub-total        15,859        15,929       31,555       30,138
     Turkey                      1,943         1,717        3,757        4,907
               Total        $   17,802    $   17,646  $    35,312  $    35,045

(1) Non-recurring recoveries include reimbursements received from the U.S. federal government under a relief plan related to avian influenza of $1.8 million for the quarter and $16.1 million for the six-month period ending March 29, 2003, along with proceeds received from litigation initiated by the Company in antitrust lawsuits related to vitamins and methionine of $9.5 million in the quarter and $9.6 million for the six-month period ending
March 29, 2003.

The following table presents certain items as a percentage of net sales for the periods indicated.

                                          Percentage of Net Sales
                                Three Months Ended         Six Months Ended
                              March 29,     March 30,   March 29,    March 30,
                                2003          2002        2003          2002
                                              (in thousands)
Net Sales                       100.0%       100.0%      100.0%        100.0%
Costs and Expenses:
   Cost of sales                 95.9         95.2        95.7          93.3
   Non-recurring recoveries      (1.8)           -        (2.0)            -
   Gross profit                   5.9          4.8         6.3           6.7
   Selling, general and
      administrative              5.6          5.5         5.4           5.4
Operating Income (Loss)           0.3         (0.7)        0.9           1.5
Interest Expense                  1.6          1.2         1.5           1.3
Other Expense (Income)           (2.7)         1.3        (0.7)          1.2
Income (Loss) before
      Income Taxes                2.9         (2.0)        1.7           0.3
Net Income (Loss)                 1.7          0.2         1.1           1.1


RESULTS OF OPERATIONS

Our Eastern Division has been affected by two significant unexpected challenges. First, on March 12, 2002 an outbreak of low-pathogenic avian influenza, a disease contagious to turkey, chicken and other birds, was discovered in Virginia. Ignoring the federal compensation described below, we estimate that our operating income was negatively impacted by approximately $4.3 million and $7.3 million for the fiscal quarter and the six-month period ended March 29, 2003, respectively, due to the continuing negative impact of the avian influenza. We currently believe there will be little or no effect on future operations from the outbreak. As of March 29, 2003, poultry growers and producers have destroyed approximately 4.7 million head of poultry affected as a result of the virus. Turkeys represent approximately 70% of the destroyed poultry, with chickens representing approximately 30%. Approximately one-half of the turkeys and approximately three-quarters of the chickens destroyed by the poultry industry in Virginia belonged to the Company. No new flocks have tested positive for the presence of avian influenza in Virginia since July 2, 2002. On June 19, 2002, U.S. Secretary of Agriculture Ann Veneman proposed to the Office of Management and Budget that the U.S. Department of Agriculture cover one-half of the total estimated economic loss suffered by the poultry industry and independent growers in Virginia due to the avian influenza outbreak. Secretary Veneman also recommended that the government of Virginia cover the remaining portion. On November 4, 2002, the Department of Agriculture made public their estimate of total federal compensation at $51.0 million, with growers projected to be compensated $13.9 million and owners being compensated $37.1 million. We received $1.8 million and $16.1 million in federal compensation in the second quarter and for the first six months of fiscal 2003, respectively, which has been classified as "Non-recurring recoveries". Based on the recovery amounts received to date, we estimate that 68% of the projected $51.0 million has been distributed by the U.S. federal government. No additional future recoveries have been recorded, although the National Turkey Federation and the National Chicken Council are in discussions with the USDA regarding distribution of the shortfall between the anticipated compensation and the amounts distributed to date. No assurance can be given as to the amount of further federal compensation that we may receive or that any state agencies will provide any economic assistance to the poultry growers and producers affected by the avian influenza outbreak in Virginia. In the event that state agencies do decide to grant economic assistance to the affected poultry growers and producers, it is impossible at this time to estimate how the state agencies would allocate any such assistance between affected poultry growers and producers whose flocks were destroyed by the virus.


The second challenge faced by our Eastern Division was that in October 2002 a limited number of USDA samples from the Company's Franconia, Pennsylvania plant tested positive for Listeria. As a result, the Company voluntarily recalled all cooked deli products produced at the plant from May 1, 2002 through October 11, 2002. No illnesses associated with the Listeria strain in a Northeastern outbreak have been linked to any of our products and no products of the Company have tested positive for the outbreak strain. We carried insurance designed to cover the direct recall related expenses and certain aspects of the related business interruption caused by the recall, and subject to the insurer's reservation of rights, we have received a $4.0 million advance payment from our insurer with respect to the product recall claim. As of March 29, 2003, we had recorded $21.1 million, less the deductible amount of $0.5 million and the $4.0 million advance payment from our insurer, in recall related expenses as a component of "Current Assets - Trade and Other Accounts Receivable", which we believe to be covered by insurance. Additionally, we estimate that the sales at the Franconia, Pennsylvania plant were negatively affected by approximately $27.0 million and $54.0 million during the quarter and the first six months ended March 29, 2003, respectively, and we estimate that operating margins were negatively affected by $5.0 to $10.0 million and $10.0 to $20.0 million for the quarter and the first six months ended March 29, 2003, respectively. The Company believes that the recall and its direct effects will not have a material impact on our financial position, results of operations or liquidity after considering available insurance coverage. However, there will be differences between the accounting periods in which certain recall effects are realized and when insurance recoveries are received, and there can be no assurances as to our ability to re-establish the products and sales affected by the recall or that such insurance will in fact adequately protect us from liability and expenses we incur in connection with the recall. Further, although we have maintained product recall insurance in recent periods, in recent years the availability of this type of insurance to the food industry has been limited and at times not available. We have been seeking quotes and have obtained preliminary quotes from insurers regarding an insurance policy that would cover any product recall that may arise in calendar 2003. However, to date we have not obtained an insurance policy that would cover any product recall that may arise in calendar 2003 and there can be no assurance as to when or if we will be successful in obtaining such a policy on acceptable terms.

Fiscal Second Quarter 2003 Compared to Fiscal Second Quarter 2002

Consolidated Net Sales. Consolidated net sales were $630.6 million for the second quarter of fiscal 2003, an increase of $29.8 million, or 5.0%, from the second quarter of fiscal 2002. The increase in consolidated net sales resulted from a $23.9 million increase in U.S. chicken sales to $422.5 million, a $14.6 million increase in Mexico chicken sales to $90.2 million and a $1.2 million increase in sales of other products to $55.4 million, offset partially by an $8.4 million decrease in turkey sales to $62.4 million. The increase in U.S. chicken sales was primarily due to a 6.0% increase in total revenue per dressed pound produced, caused in part by a 10.9% increase in sales of higher priced and margin white meat products from the Company's prepared foods division and by a 0.4% increase in dressed pounds produced, and by lower prices for U.S. commodity chicken, primarily dark meat items. The $14.6 million increase in Mexico chicken sales was primarily due to a 20.5% increase in dressed pounds produced offset partially by a 1.1% decrease in average revenue per dressed pound produced. The $1.2 million increase in sales of other products was primarily due to increased sales in the Company's poultry-by-products and commercial eggs divisions. The $8.4 million decrease in turkey sales was due primarily to the impact of the recall of turkey deli meat products and the continuing effects of last year's avian influenza outbreak discussed above.

Cost of Sales. Consolidated cost of sales was $604.9 million in the second quarter of fiscal 2003, an increase of $32.8 million, or 5.7%, when compared to the second quarter of fiscal 2002. The U.S. operations had an increase in cost of sales of $25.0 million and the cost of sales incurred by Mexico operations increased by $7.8 million.

The $25.0 million cost of sales increase in the U.S. operations was primarily due to a 6.2% increase in average cost of chicken sales per dressed pound produced, primarily resulting from a 10.9% increase in higher cost prepared foods products, higher feed ingredients and energy costs, and a 0.4% increase in chicken dressed pounds produced, partially offset by a $1.0 million decrease in cost of sales related to turkey reduced sales volume.

The $7.8 million cost of sales increase in our Mexico operations was primarily due to a 20.5% increase in dressed pounds produced, higher feed ingredient costs and production of a higher cost, more value added product mix compared to the same period of the prior year.

Non-recurring recoveries. Non-recurring recoveries of $11.3 million consisted of $1.8 million in avian influenza recovery and $9.5 million of methionine and
vitamin litigation  settlements.   See  Note  F  of  the Notes to Consolidated
Financial Statements.

Gross Profit. Gross profit was $37.0 million for the second quarter of fiscal 2003, an increase of $8.4 million, or 29.2% from the same period last year, due primarily to non-recurring recoveries of $11.3 million and increased net sales in the Company's prepared foods division, Mexico and other sales, partially offset by the negative effects of the turkey deli meat recall, the continuing effects of last year's avian influenza outbreak in our Eastern Division, lower prices for U.S. commodity chicken, primarily dark meat items, and increased feed and energy costs.

Gross profit as a percentage of sales increased to 5.9% in the second quarter of fiscal 2003, from 4.8% in the second quarter of fiscal 2002, primarily due to non-recurring recoveries of $11.3 million, increased net sales in the Company's prepared foods division, Mexico and other sales, partially offset by lower sales volume and prices in our Turkey Division and lower prices for U.S. commodity chicken, primarily dark meat items, increased operating expenses incurred in connection with the turkey deli meat recall, the continuing effects of last year's avian influenza outbreak in our Eastern Division, and higher feed and energy costs.

Selling, General and Administrative Expenses. Consolidated selling, general and administrative expenses were $35.6 million in the second quarter of fiscal 2003 and $33.0 million in the second quarter of fiscal 2002. The $2.6 million increase was due to higher costs associated with increased sales. As a percentage of sales, consolidated selling, general and administrative expenses remained relatively stable in the second quarter of fiscal 2003 at 5.6%, when compared to 5.5% in the second quarter of fiscal 2002.

Operating Income. Consolidated operating income was $1.4 million for the second quarter of fiscal 2003, increasing by approximately $5.8 million when compared to the second quarter of fiscal 2002, primarily due to non-recurring recoveries of $11.3 million and increased net sales in the Company's prepared foods division, Mexico and other sales, partially offset by lower sales volume and prices in our Turkey Division and lower prices for U.S. commodity chicken, primarily dark meat items, increased operating expenses incurred in connection with the turkey deli meat recall, the continuing effects of last year's avian influenza outbreak in our Eastern Division, and higher feed and energy costs.

Interest Expense. Consolidated net interest expense increased 36.9% to $9.9 million in the second quarter of fiscal 2003, when compared to $7.3 million for the second quarter of fiscal 2002, due primarily to higher average outstanding debt balances experienced in the quarter.

Miscellaneous, Net. Consolidated miscellaneous, net expense (income) decreased $27.8 million to ($26.9) million, primarily due to $26.6 million of methionine and vitamin litigation settlements. See Note F of the Notes to Consolidated Financial Statements.

Income Tax Expense. Consolidated income tax expense in the second quarter of fiscal 2003 was $7.4 million, compared to an income tax benefit of $13.4 million in the second quarter of fiscal 2002. This increase in consolidated income tax expense was primarily caused by higher pretax earnings in the second quarter of fiscal 2003, and the second quarter of fiscal 2002 tax benefit of $9.7 million resulting from changes in Mexico tax laws. The Company has approximately $7.6 million in valuation allowances, primarily covering net operating loss carryforwards of its Mexican operations. The Company continues to explore strategies it might employ to mitigate the amount of net operating losses that would expire unutilized. The effectiveness of these strategies on the level of valuation allowane is evaluated when factors warrant, but at least annually and generally in the 4th quarter. Changes in the valuation allowance will be reflected as an adjustment to income tax expense.

First Six Months of Fiscal 2003 Compared to First Six Months of Fiscal 2002

Consolidated Net Sales. Consolidated net sales were $1,258.0 million for the first six months of fiscal 2003, remaining relatively stable with a slight increase of $1.2 million, or 0.1%, from the first six months of fiscal 2002. Although sales were relatively stable, the components that make up sales varied significantly between the periods. The increase in consolidated net sales resulted from a $16.1 million increase in Mexico chicken sales to $178.3 million, an $8.2 million increase in U.S. chicken sales to $812.5 million, and an $8.7 million increase in sales of other products to $110.3 million offset partially by a $31.1 million decrease in turkey sales to $156.8 million. The increase in U.S. chicken sales was primarily due to a 1.6% increase in dressed pounds produced and an 8.3% increase in sales of higher priced prepared foods products, partially offset by a 0.6% decrease in total revenue per dressed pound produced, partially due to lower prices for U.S. commodity chicken, primarily dark meat items. The $16.1 million increase in Mexico chicken sales was primarily due to a 9.7% increase in dressed pounds produced and by a 0.2% increase in average revenue per dressed pound sold. The $8.7 million increase in sales of other products was due to increased sales of the Company's poultry-by-products and commercial eggs divisions.

The $31.1 million decrease in turkey sales was due primarily to the impact of the recall of turkey deli meat products and the continuing effects of last year's avian influenza outbreak discussed above, including the one month shut down of the Company's Franconia turkey plant, offset partially by increases in fresh commodity turkey sales.

Cost of Sales. Consolidated cost of sales was $1,204.3 million in the first six months of fiscal 2003, an increase of $34.0 million, or 2.9%, when compared to the first six months of fiscal 2002. The U.S. operations had an increase in cost of sales of $19.6 million and the cost of sales incurred by the Mexico operations increased by $14.4 million.

The $19.6 million cost of sales increase in the U.S. operations was primarily due to increased production of higher cost chicken prepared foods products and higher feed and energy costs offset by a $5.0 million decrease in cost of sales related to turkey reduced sales volume.

The $14.4 million cost of sales increase in our Mexico operations was primarily due a 9.7% increase in dressed pounds produced, higher feed ingredient costs and production of a higher cost, more value added product mix compared to the same period of the prior year.

Non-recurring recoveries. Non-recurring recoveries of $25.7 million consisted of $9.6 million in avian influenza recovery and $16.1 million of the methionine and vitamin litigation settlements.

Gross Profit. Gross profit was $79.4 million for the first six months of fiscal 2003, a decrease of $7.1 million, or 8.2%, from the same period last year, due primarily to the negative effects of the turkey deli meat recall, the continuing effects of last year's avian influenza outbreak in our Eastern Division, higher feed and energy costs, and lower prices for U.S. commodity chicken, primarily dark meat items, partially offset by $25.7 million in non-recurring recoveries.

Gross profit as a percentage of sales decreased to 6.3% in the first six months of fiscal 2003, from 6.9% in the first six months of fiscal 2002, primarily due to increased operating expenses incurred in connection with the turkey deli meat recall, the continuing effects of last year's avian influenza outbreak in our Eastern Division, higher feed and energy costs, and lower prices for U.S. commodity chicken, primarily dark meat items, partially offset by $25.7 million in non-recurring recoveries.

Selling, General and Administrative Expenses. Consolidated selling, general and administrative expenses were $67.6 million in the first six months of fiscal 2003 and $67.5 million in the first six months of fiscal 2002. As a percentage of sales, consolidated selling, general and administrative expenses remained stable at 5.4% in the first six months of fiscal 2003, when compared to the first six months of fiscal 2002.

Operating Income. Consolidated operating income was $11.8 million for the first six months of fiscal 2003, decreasing by approximately $7.2 million when compared to the first six months of fiscal 2002, primarily due to increased operating expenses incurred in connection with the turkey deli meat recall, the continuing effects of last year's avian influenza outbreak in our Eastern Division, higher feed and energy costs and lower prices for U.S. commodity chicken, primarily dark meat items, partially offset by $25.7 million in non-recurring recoveries.

Interest Expense. Consolidated net interest expense increased 22.6% to $19.4 million in the first six months of fiscal 2003, when compared to $15.8 million for the first six months of fiscal 2002, due primarily to higher average outstanding debt balances.

Miscellaneous, Net. Consolidated miscellaneous, net expense (income) decreased $29.1 million to ($25.7) million, primarily due to $28.0 million of methonine and vitamin litigation settlements. See Note F of the Notes to Consolidated Financial Statements.

Income Tax Expense. Consolidated income tax expense in the first six months of fiscal 2003 was $7.6 million, compared to an income tax benefit of $10.7 in the first six months of fiscal 2002. This increase in consolidated income tax expense was primarily caused by higher pretax earnings in the first six months of fiscal 2003, and the second quarter fiscal 2002 tax benefit of $9.7 million resulting from changes in Mexico tax laws. The Company has approximately $7.6 million in valuation allowances, primarily covering net operating loss carryforwards of its Mexican operations. The Company continues to explore strategies it might employ to mitigate the amount of net operating losses that would expire unutilized. The effectiveness of these strategies on the level of valuation allowane is evaluated when factors warrant, but at least annually and generally in the 4th quarter. Changes in the valuation allowance will be reflected as an adjustment to income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

We maintain $130.0 million in revolving credit facilities, $30.0 million of which is related to our Mexico operations, and $400.0 million in a secured revolving/term borrowing facility and subject to certain limitations including availability of collateral. The $400.0 million revolving/term
borrowing  facility provides for borrowing availability   until November 15,
2004 and provides for $285.0  million  commitments maturing November 16, 2010
and $115.0  million  of commitments maturing  November  16,  2007.   Borrowings
under this facility are split pro rata between the commitments maturing November 16, 2010 and the commitments maturing November 16, 2007, as they occur. The credit facilities provide for interest at rates ranging from LIBOR plus five-eighths percent to LIBOR plus two and three-quarters percent, depending upon our total debt to capitalization ratio. Interest rates on debt outstanding under these facilities as of March 29, 2003, ranged from LIBOR plus one and three-quarters percent to LIBOR plus two percent. These facilities are secured by inventory and fixed assets. The $30.0 million facility in Mexico is secured by Mexico's accounts receivable, inventories
and certain fixed  assets.   Borrowings  against  these facilities  are
subject to the availability of collateral and no material adverse change provisions.

During the six months ended March 29, 2003, the Company borrowed approximately $54.8 million on a net basis under its revolving/term borrowing facilities and we repaid $12.6 million in peso denominated debt from our revolving credit facility in Mexico. At March 29, 2003, $113.6 million was available under the revolving credit facilities including $30.0 million in Mexico and $167.0 million was available under the revolving/term borrowing facility.

On June 26, 1998, we entered into an Asset Sale Agreement to sell up to $60 million of accounts receivable, which agreement expires in June 2003. In connection with the Asset Sale Agreement, we sell, on a revolving basis, certain of our trade receivables (the "Pooled Receivables") to a special purpose corporation wholly owned by us, which in turn sells a percentage ownership interest to third parties. At March 29, 2003 and September 28, 2002, an interest in these Pooled Receivables of $57.6 and $58.5 million, respectively, had been sold to third parties and is reflected as a reduction in accounts receivable during each period. The Company will likely use its revolving/term borrowing facility to provide this liquidity if this facility is not replaced. These transactions have been recorded as sales in accordance with FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The gross proceeds resulting from the sale are included in cash flows from operating activities in our consolidated statements of cash flows. Losses on these sales were immaterial.

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

Obligations under long-term debt and non-cancelable operating leases at March 29, 2003 are as follows (in millions):

                                    Payments Due By Period
                                   Less than                      After
Contractual Obligations     Total    1 year  1-3 years 4-5 years 5 years

Long-term Debt(a)           $496.1     $1.3    $29.9    $25.3    $439.6
Guarantee Fees                13.7      1.0      5.4      3.0       4.3
Operating Leases             113.6     13.8     59.4     21.5      18.9
    Total                   $623.4    $16.1    $94.7    $49.8    $462.8


(a) Excludes $16.4 million in letters of credit outstanding related to normal business transactions.

At March 29, 2003, our working capital increased to $250.9 million and our current ratio increased to 2.06 to 1, compared with working capital of $179.0 million and a current ratio of 1.68 to 1 at September 28, 2002, primarily due to the working capital changes discussed below.

Trade accounts and other receivables were $110.1 million at March 29, 2003, compared to $85.3 million at September 28, 2002. The $24.8 million, or 29.1%, increase in trade accounts and other receivables was primarily due to the inclusion of $16.6 million in net insurance receivables related to the turkey deli meat recall and normal seasonal variations offset partially by improvements in collection efficiencies. Trade accounts and other receivables at the end of the first six months of fiscal 2003 and at the end of fiscal 2002, reflect the sale of $57.6 million and $58.5 million, respectively, of receivables pursuant to the Asset Sale Agreement described above.

Inventories were $345.4 million at March 29, 2003, compared to $326.8 million at September 28, 2002. The $18.6 million, or 5.7%, increase in inventories was primarily due to increased finished product inventories and to higher live, hen and feed inventories resulting from seasonal variations in sales of chicken.

Accounts payable and accrued expenses decreased $28.8 million to $219.7 million at March 29, 2003, compared to $248.5 million at September 28, 2002, primarily due to normal seasonal variations.

Capital expenditures of $25.0 million and $32.2 million for the six months ended March 29, 2003 and March 30, 2002, respectively, were primarily incurred to acquire and expand certain facilities, improve efficiencies, reduce costs and for the routine replacement of equipment. We anticipate spending approximately $65.0 million to $75.0 million in fiscal 2003 to improve efficiencies and for the routine replacement of equipment. We expect to finance such expenditures with available operating cash flows and existing revolving/term and revolving credit facilities.

Cash flows (used in) provided by operating activities were $(16.0) million and $23.1 million for the six months ended March 29, 2003 and March 30, 2002, respectively. The decrease in cash flows provided by operating activities for the first six months of fiscal 2003, when compared to the first six months of fiscal 2002, was due to higher accounts receivable and inventories and lower accounts payable as described above.

Cash flows provided by (used in) financing activities were $41.2 million and $(2.8) million for the six months ended March 28, 2003 and March 30, 2002, respectively. The increase in cash provided by financing activities for the first six months of fiscal 2003, when compared to the first six months of fiscal 2002, primarily reflects the higher net borrowings on long-term financing and debt retirement amounts in the prior year.

The Company is a party to many routine contracts in which it provides general indemnities in the normal course of business to third parties for various risks. The Company has not recorded a liability for any of these indemnities, as the likelihood of payment in each case is considered remote. These indemnities are discussed in the following paragraphs.

The Company's loan agreements generally obligate the Company to reimburse the applicable lender for incremental increased costs due to a change in law that imposes (i) any reserve or special deposit requirement against assets of, deposits with, or credit extended by such lender related to the loan, (ii) any tax, duty, or other charge with respect to the loan (except standard income tax) or (iii) capital adequacy requirements. In addition, some of the Company's loan agreements contain a withholding tax provision that requires the Company to pay additional amounts to the applicable lender or other financing party, generally if withholding taxes are imposed on such lender or other financing party as a result of a change in the applicable tax law. These increased cost and withholding tax provisions continue for the entire term of the applicable transaction, and there is no limitation on the maximum additional amounts the Company could be obligated to pay under such provisions. Any failure to pay amounts due under such provisions generally would trigger an event of default, and, in a secured financing transaction, would entitle the lender to foreclose upon the collateral to realize the amount due.


The Company also maintains operating leases for various types of equipment, some of which contain residual value guarantees for the market value for assets at the end of the term of the lease. The terms of the lease maturities range from one to seven years. The maximum potential amount of the residual value guarantees is approximately $8.1 million, however, the actual amount is based on an undeterminable recoverable amount based on the fair market value of the underlying leased assets. The likelihood of payments under these guarantees is not considered to be probable and accordingly, no liabilities have been recorded and the Company historically has not experienced significant payments under similar residual guarantees in the past.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK FEED INGREDIENTS

We purchase certain commodities, primarily corn and soybean meal. As a result, our earnings are affected by changes in the price and availability of such feed ingredients. As market conditions dictate, we will from time to time lock-in future feed ingredient prices using various hedging techniques, including forward purchase agreements with suppliers and futures contracts. We do not use such financial instruments for trading purposes and are not a party to any leveraged derivatives. Market risk is estimated as a hypothetical 10% increase in the weighted-average cost of our primary feed ingredients as of March 29, 2003. Based on our feed consumption during the first six months of fiscal 2003, such an increase would have resulted in an increase to cost of sales of approximately $34.0 million, excluding the impact of any hedging in that period.

FOREIGN CURRENCY

Our earnings are affected by foreign exchange rate fluctuations related to the Mexican peso net monetary position of our Mexico subsidiaries. We manage this exposure primarily by attempting to minimize our Mexican peso net monetary position, but from time to time we have also considered executing hedges to help minimize this exposure. Such instruments, however, have historically not been economically feasible. We are also exposed to the effect of potential exchange rate fluctuations to the extent that amounts are repatriated from Mexico to the United States. However, we currently anticipate that the cash flows of our Mexico subsidiaries will continue to be reinvested in our Mexico operations. In addition, the Mexican peso exchange rate can directly and indirectly impact our results of operations and financial position in several ways, including potential economic recession in Mexico resulting from a devalued peso. The impact on our financial position and results of operations resulting from a hypothetical change in the exchange rate between the U.S. dollar and the Mexican peso cannot be reasonably estimated. Foreign currency exchange gains and losses, representing the change in the U.S. dollar value of the net monetary assets of our Mexico subsidiaries denominated in Mexican pesos, was a gain of $0.1 million in the first six months of fiscal 2003 compared to a gain of $0.9 million for the first six months of fiscal 2002. On April 25, 2003, the Mexican peso closed at 10.39 to 1 U.S. dollar, compared to
10.02 at September 28, 2002. No assurance can be given as to how future movements in the peso could affect our future earnings.

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

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company's management, including the Chairman (the Company's
Principal Executive Officer), and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days of the filing date of this Quarterly Report on Form 10-Q. Based on that evaluation, the Company's management, including the Chairman and CFO, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the
Company's internal controls or in other   factors   that  could  significantly
affect  these  internal  controls subsequent to the date of their evaluation.

                          PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In August of 2000, four of our current and/or former employees filed the case of "Betty Kennell, et al. v. Wampler Foods, Inc." in the United States District Court for the Northern District of West Virginia, claiming we violated requirements of the Fair Labor Standards Act. The suit alleged that the Company failed to pay employees for all hours worked. The suit generally alleged that (1) employees should be paid for time spent to put on, take off, and clean certain personal gear at the beginning and end of their shifts and breaks and (2) the use of a master time card or production "line" time fails to pay employees for all time actually worked. Plaintiffs seek to recover unpaid wages plus liquidated damages and legal fees. Approximately 150 consents to join as plaintiffs were filed with the court by current and/or former employees. No trial date has been set. The court has conditionally approved class certification for hourly production employees in second processing for processing plants in our Eastern Division. To date, only limited discovery has been performed. Neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to this case can be determined at this time. We do not expect this matter, individually or collectively, to have a material impact on our financial position, operations or liquidity.

On August 20, 1999, the former WLR Foods brought legal action as a plaintiff in an antitrust lawsuit filed in the U.S. District Court in Washington D.C. alleging a world-wide conspiracy by approximately 34 named defendants to control production capacity and raise prices of common vitamins such as A, B-4, C, and E. The Company joined this lawsuit with respect to vitamin purchases not included in the Company's previous settlement with the named defendants as a member of a class action lawsuit settled in fiscal 2000. The Company, individually and as successor to WLR Foods in this suit, received $23.9 million and $22.5 million in the first six months and the second quarter ended March 29, 2003, respectively, in partial settlement of its claims, $22.4 million and $21.1 million in the first six months and second quarter ended March 29, 2003, respectively, of which was recorded by the Company as a component of "Other Expense (Income): Miscellaneous, Net" and $1.5 million and $1.4 million in the first six months and second quarter of fiscal 2003, respectively, of which was recorded by the Company as a component of "Non-recurring recoveries". To date, claims related to approximately 80% of the WLR Foods affected vitamin purchases have been settled by or on behalf of the former WLR Foods, which settlements have resulted in payments to the Company and the former WLR Foods of $32.0 million. No assurances can be made regarding the likelihood or timing of future settlements or whether or not future recoveries, if any, on the remaining 20% of the vitamin purchases covered by the suit will be proportionally less than, equal to or greater than these previous recovery amounts.

On June 7, 2001, the Company brought legal action as a plaintiff in an antitrust lawsuit filed in the U.S. District Court in San Francisco alleging a world-wide conspiracy by defendant suppliers and producers of methionine to control production capacity and raise prices of methionine. The Company estimates that it was overcharged by approximately $50.0 million, which includes purchases made by the former WLR Foods, in connection with the alleged conspiracy. The Company, individually and as successor to WLR Foods in this suit, received $13.7 million in the second quarter ended March 29, 2003 in partial settlement of its claims, $5.6 million of which was recorded by the Company as a component of "Other Expense (Income): Miscellaneous, Net" and $8.1 million of which was recorded by the Company as a component of "Non-recurring recoveries". Additionally, subsequent to the end of the second quarter ended March 29, 2003, the Company received additional partial settlements of $17.2 million under this suit. This amount will be reported by the Company in its third quarter of fiscal 2003, $7.0 million of which will be reported as a component of "Other Expense (Income): Miscellaneous, Net" and $10.2 million of which will be reported as "Non-recurring recoveries". To date, claims related to approximately 100% of the purchases have been settled by the Company and the Company does not anticipate any further recoveries under this suit.

On July 1, 2002, three individuals, on behalf of themselves and a putative class of chicken growers, filed their original class action complaint against us in the United States District Court for the Eastern District of Texas, Texarkana Division. The case is styled "Cody Wheeler, et al. vs. Pilgrim's Pride Corporation". The complaint alleges that the Company violated the Packers and Stockyards Act (7 U.S.C. Section 192) and breached fiduciary duties allegedly owed to the plaintiff growers. The plaintiffs also brought individual actions under the Packers and Stockyards Act alleging common law fraud, negligence, breach of fiduciary duties and breach of contract. On July 29, 2002, we filed our Motion to Dismiss under Rules 12(b)(1), 12(b)(6) and 9(b). Upon the filing of the motion, the plaintiffs entered into an agreement to stay any certification of the class pending the outcome of the trial of the three plaintiffs Cody Wheeler, Don Davis, and Davey Williams. On March 14, 2003, the court entered an order dismissing plaintiffs' claims of breach of fiduciary duty and negligence. The plaintiffs also dropped the charges of fraud prior to the entering of the order by the court. We also filed a Motion to Transfer Venue on August 19, 2002, and the plaintiffs have filed a Motion for Preliminary Injunction to prohibit any alleged retaliation against the growers. The court denied our Motion to Transfer Venue on March 14, 2003, and the case will remain in the Eastern District of Texas, Texarkana Division. The court also denied the plaintiffs' Motion for Preliminary Injuction on March 3, 2003. Discovery is in the initial phases in this case. We intend to defend vigorously both certification of the case as a class action should we not prevail in the trial of the three plaintiffs and questions concerning ultimate liability and damages, if any. Neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to this case can be determined at this time. We do not expect this matter to have a material impact on our financial position, operations or liquidity.

In October 2002 a limited number of USDA samples from the Company's Franconia, Pennsylvania plant tested positive for Listeria. As a result, we voluntarily recalled all cooked deli products produced at the plant from May 1, 2002 through October 11, 2002. No illnesses associated with the Listeria strain in a Northeastern outbreak have been linked to any of our products and no products of the Company have tested positive for the outbreak strain. We carried insurance designed to cover the direct recall related expenses and certain aspects of the related business interruption caused by the recall, and subject to the insurer's reservation of rights, we have received a $4.0 million advance payment from our insurer with respect to the product recall claim. As of March 29, 2003, we had recorded $21.1 million, less the deductible amount of $0.5 million and the $4.0 million advance payment from our insurer, in recall related expenses as a component of "Current Assets - Trade and Other Accounts Receivable", which we believe to be covered by insurance. The Company believes that the recall and its direct effects will not have a material impact on our financial position, results of operations, or liquidity after considering available insurance coverage. However, there will be differences between the accounting periods in which certain recall effects are realized and when insurance recoveries are received, and there can be no assurances as to our ability to re-establish the products and sales affected by the recall or that such insurance will in fact adequately protect us from liability and expenses we incur in connection with the recall. Further, although we have maintained product recall insurance in recent periods, in recent years the availability of this type of insurance to the food industry has been limited and at times not available. We have been seeking quotes, and have obtained preliminary quotes from insurers regarding an insurance policy that would cover any product recall that may arise in calendar 2003. However, to date we have not obtained an insurance policy that would cover any product recall that may arise in calendar 2003 and there can be no assurance as to when or if we will be successful in obtaining such a policy on acceptable terms.

As a result of the recall, on November 4, 2002, an individual who allegedly consumed our meat products filed a putative class action lawsuit in the Philadelphia County Court of Common Pleas in the Commonwealth of Pennsylvania. Plaintiff allegedly contracted Listeriosis. The case was styled "Frank Niemtzow, individually and on behalf of all others similarly situated v. Pilgrim's Pride Corporation and Wampler Foods, Inc." The complaint sought recovery on behalf of a putative class of all persons that purchased and/or consumed meat products manufactured at the Company's Franconia, Pennsylvania facility between May 1, 2002 and October 11, 2002, who have suffered an injury. This class represents all individuals who have suffered Listeriosis and symptoms of Listeriosis and other medical injuries. Plaintiff also sought to represent a putative class of all persons that purchased and/or consumed meat products manufactured at the Company's Franconia, Pennsylvania facility between May 1, 2002 and October 11, 2002, who have not suffered any personal injury. The complaint sought compensatory and punitive damages under theories of negligence, alleged violation of the Pennsylvania Unfair Trade Practices Act and Consumer Protection Law, strict liability in tort, and unjust enrichment. On December 6, 2002, the Company filed its Petition for Removal to Federal court transferring this matter to the United States District Court for the Eastern District of Pennsylvania. Plaintiff filed a Motion to Remand to State court on January 6, 2003. In addition, on January 13, 2003, the Company filed its Motion to Dismiss the plaintiff's class action complaint. On March 25, 2003, plaintiffs voluntarily dismissed the lawsuit.

On April 17, 2003, the Company learned that a product liability lawsuit, "Lawese Drayton, Individually and as Personal Representative of the Estate of Raymond Drayton, deceased, Plaintiff, v. Pilgrim's Pride Corporation, Jack Lambersky Poultry Company, Inc DBA JL Foods Co, Inc., Defendants", had been
filed against it   in  the  United  States  District  Court  for  the  Eastern
District   of Pennsylvania,  on  April 15, 2003.  It is the Company's
understanding that this case relates to the  recall.   However,  the Company
has not been served with a summons or a copy of the complaint in that matter. Therefore, it would be premature to speculate on either the allegations being made or any Company response thereto and neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to this case can be determined at this time.

The Company is subject to various other legal proceedings and claims, which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Pilgrim's Pride Corporation held its Annual Meeting of Shareholders on January 29, 2003. The meeting was held to elect the Board of Directors for the ensuing year; to appoint Ernst & Young LLP as the Company's independent auditors for the fiscal year ending September 29, 2003; and to transact such other business as was properly brought before the meeting. There were 12,335,507 Class A shares and 26,479,675 Class B shares represented with one vote per share for Class A shares (12,335,507 votes in the aggregate) and twenty votes per share for Class B shares (529,593,500 votes in the aggregate). With regard to the election of Directors for the ensuing year, the following votes were cast:


Nominee              	 	    For              Withheld
Lonnie "Bo" Pilgrim
   Class A           		 12,449,173             336,842
   Class B           		465,855,448          35,644,005
Clifford E. Butler
   Class A           		 12,556,640             220,374
   Class B          	        480,414,827          21,084,626
O.B. Goolsby
   Class A           		 12,565,648             220,366
   Class B           		480,419,008          21,080,445
Richard A. Cogdill
   Class A           		 12,565,605             220,409
   Class B           		480,412,219          21,087,235
Lonnie Ken Pilgrim
   Class A               	 12,445,340             340,674
   Class B          		465,854,821          35,644,632
Charles L. Black
   Class A           		 12,706,572              79,442
   Class B        		499,229,970           2,269,483
S. Key Coker
   Class A          	         12,709,748              76,266
   Class B           		499,230,767           2,268,687
Vance C. Miller, Sr.
   Class A          	 	 12,709,076              76,938
   Class B           		499,211,029           2,288,425
James G. Vetter, Jr.
   Class A            	  	 12,709,572              76,442
   Class B           		499,229,970           2,269,483
Donald L. Wass, Ph.D.
   Class A           		 12,709,573              76,441
   Class B                      499,230,767           2,268,687


All Directors were elected by the above results.

With regard to ratifying the appointment of Ernst & Young LLP as the Company's independent auditors for fiscal 2003, the following votes were cast:

                For         Against     Abstained
Class A      12,697,954       87,620         440
Class B     498,524,006    2,964,624      10,823


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)Exhibit Number

      a.1 Certification of the Chairman of the Board and Principal Executive Officer of Pilgrim's Pride Corporation

      a.2 Certification of the Chief Financial Officer of Pilgrim's Pride Corporation

 (b)  Reports on Form 8-K

   The Company filed a current report on Form 8-K on January 15, 2003, to report certain supplemental historical financial information regarding net sales by primary market line.

   The Company filed a current report on Form 8-K on April 16, 2003, to report certain supplemental historical financial information regarding net sales by primary market line.

   The Company filed a current report on Form 8-K on April 24, 2003, to furnish certain financial statements as well as exhibits pursuant to "Item 12. Results of Operations and Financial Condition", in accordance with SEC Release No. 33-8216.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           PILGRIM'S PRIDE CORPORATION

					    /s/ Richard A. Cogdill

Date: April 28, 2003                       Richard A. Cogdill
                                           Executive Vice President,
                                           Chief Financial Officer,
                                           Secretary and Treasurer

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



Date:  April 28, 2003                  /s/ Lonnie "Bo" Pilgrim

                                      Lonnie "Bo" Pilgrim
                                      Chairman of the Board
                                    Principal Executive Officer

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



Date:  April 28, 2003
   					   /s/ Richard A. Cogdill

                                           Richard A. Cogdill
                                           Chief Financial Officer

				 Exhibit Index

Exhibit No.

99.1	Certification of the Chairman of the Board and Principal Executive
        Officer of Pilgrim's Pride Corporation.

99.2	Certification of the Chief Financial Officer of Pilgrim's Pride
        Corporation.

                                 EXHIBIT 99.1

                          PILGRIM'S PRIDE CORPORATION
                                 CERTIFICATION
           PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(SUBSECTIONS (A) AND (B) OF SECTION 1350, CHAPTER 63 OF TITLE 18, UNITED STATES
                                     CODE)


Pursuant to section 906 of the Sarbanes-Oxley Act  of 2002 (subsections (a) and
(b) of section 1350, chapter 63 of title 18, United States Code), the undersigned officer of Pilgrim's Pride Corporation (the "Company") does hereby certify, to such officer's knowledge, that:

The Quarterly Report on Form 10-Q for the quarter ended March 29, 2003 (the "Form 10-Q") of the Company fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  April 28, 2003
					   /s/ Lonnie "Bo" Pilgrim

                                           Lonnie "Bo" Pilgrim
                                           Chairman of the Board
                                           Principal Executive Officer

                                 EXHIBIT 99.2

                          PILGRIM'S PRIDE CORPORATION
                                 CERTIFICATION
           PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(SUBSECTIONS (A) AND (B) OF SECTION 1350, CHAPTER 63 OF TITLE 18, UNITED STATES
                                     CODE)


Pursuant to section 906 of the Sarbanes-Oxley Act of 2002  (subsections (a) and
(b) of section 1350, chapter 63 of title 18, United States Code), the undersigned officer of Pilgrim's Pride Corporation (the "Company") does hereby certify, to such officer's knowledge, that:

The Quarterly Report on Form 10-Q for the quarter ended March 29, 2003 (the "Form 10-Q") of the Company fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, and information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  April 28, 2003
					   /s/ Richard A. Cogdill

                                           Richard A. Cogdill
                                           Chief Financial Officer