Form 10-Q
period 2003-06-28
PILGRIMS PRIDE CORP
filed 2003-07-23
CIK 802481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 28, 2003

Commission file number 1-9273

PILGRIM’S PRIDE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	75-1285071

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

110 South Texas, Pittsburg, TX	75686-0093

(Address of principal executive offices)	(Zip code)

(903) 855-1000
(Registrant’s telephone number, including area code)

Not Applicable

Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

27,589,250 shares of the Registrant’s Class B Common Stock, $.01 par value, were outstanding as of July 22, 2003.

13,523,429 shares of the Registrant’s Class A Common Stock, $.01 par value, were outstanding as of July 22, 2003.

INDEX

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
Consolidated balance sheets
June 28, 2003 and September 28, 2002
Consolidated income statements
Three months and nine months ended June 28, 2003 and June 29, 2002
Consolidated statements of cash flows
Nine months ended June 28, 2003 and June 29, 2002
Notes to consolidated financial statements as of June 28, 2003
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS
EXHIBIT INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Pilgrim’s Pride Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	June 28, 2003	September 28, 2002

	(in thousands except share data)
Assets
Current Assets:
Cash and cash equivalents	$16,667	$14,913
Trade accounts and other receivables, less allowance for doubtful accounts	118,612	85,347
Inventories	358,301	326,792
Prepaid expenses and other current assets	15,300	16,866

Total Current Assets	508,880	443,918
Other Assets	30,837	21,940
Property, Plant and Equipment
Land	38,343	38,718
Buildings, machinery and equipment	1,069,700	1,039,581
Autos and trucks	54,690	54,609
Construction-in-progress	24,850	30,433

	1,187,583	1,163,341
Less accumulated depreciation	448,380	401,309

	739,203	762,032

	$1,278,920	$1,227,890

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$135,285	$163,892
Accrued expenses	90,228	84,618
Current deferred income tax	12,888	12,888
Current maturities of long-term debt	2,635	3,483

Total Current Liabilities	241,036	264,881
Long-Term Debt, Less Current Maturities	480,150	450,161
Deferred Income Taxes	134,229	116,911
Minority Interest in Subsidiary	1,316	1,613
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock, $.01 par value, 5,000,000 authorized shares; none issued	—	—
Common stock — Class A, $.01 par value, 100,000,000 authorized shares; 13,794,529 issued and outstanding	138	138
Common stock — Class B, $.01 par value, 60,000,000 authorized shares; 27,589,250 issued and outstanding	276	276
Additional paid-in capital	79,625	79,625
Retained earnings	343,730	314,626
Accumulated other comprehensive income (loss)	(12)	1,227
Less treasury stock, 271,100 shares	(1,568)	(1,568)

Total Stockholders’ Equity	422,189	394,324
	$1,278,920	$1,227,890

See notes to consolidated financial statements.

Pilgrim’s Pride Corporation and Subsidiaries
Consolidated Income Statements
(Unaudited)

	Three Months Ended		Nine Months Ended

	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002

		(in thousands, except share and per share data)
Net Sales	$651,877	$637,116	$1,909,874	$1,893,899
Costs and Expenses:
Cost of sales	600,932	590,807	1,805,257	1,761,095
Non-recurring recoveries	(10,302)	(691)	(36,002)	(691)
Selling, general and administrative	35,107	32,954	102,728	100,491

	625,737	623,070	1,871,983	1,860,895

Operating income	26,140	14,046	37,891	33,004
Other Expense (Income):
Interest expense, net	9,417	9,031	28,835	24,866
Foreign exchange (gain) loss	(334)	2,269	(466)	1,374
Miscellaneous, net	(8,124)	(3,778)	(36,787)	(3,292)

	959	7,522	(8,418)	22,948
Income before income taxes	25,181	6,524	46,309	10,056
Income tax (benefit) expense	7,740	3,258	15,346	(7,453)

Net income	$17,441	$3,266	$30,963	$17,509

Net income per common share
– basic and diluted	$0.42	$0.08	$0.75	$0.43

Dividends per common share	$0.015	$0.015	$0.045	$0.045

Weighted average shares outstanding	41,112,679	41,112,679	41,112,679	41,112,679

See notes to consolidated financial statements.

Pilgrim’s Pride Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended

	June 28, 2003	June 29, 2002

	(in thousands)
Cash Flows From Operating Activities:
Net income
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	$30,963	$17,509
Loss (gain) on property disposals	54,253	52,859
Deferred income taxes	(277)	227
Changes in operating assets and liabilities:	17,318	(8,642)
Trade accounts and other receivables	(33,265)	3,317
Inventories	(31,509)	(16,692)
Prepaid expenses and other current assets	1,566	3,251
Accounts payable and accrued expenses	(22,997)	(15,717)
Other	(1,357)	2,655

Cash provided by operating activities	14,695	38,767
Investing Activities:
Acquisitions of property, plant and equipment	(36,146)	(56,430)
Proceeds from property disposals	923	790
Other, net	(4,650)	(2,923)

Net cash used in investing activities	(39,873)	(58,563)
Financing Activities:
Proceeds from notes payable to banks	255,500	141,500
Repayments of notes payable to banks	(255,500)	(83,500)
Proceeds from long-term debt	108,133	63,101
Payments on long-term debt	(78,992)	(112,171)
Cash dividends paid	(1,858)	(1,854)

Cash provided by financing activities	27,283	7,076
Effect of exchange rate changes on cash and cash
equivalents	(351)	(383)

Increase (decrease) in cash and cash equivalents	1,754	(13,103)
Cash and cash equivalents at beginning of year	14,913	20,916

Cash and Cash Equivalents at End of Period	$16,667	$7,813

Supplemental Disclosure Information:
Cash paid during the period for:
Interest (net of amount capitalized)	$23,999	$22,833
Income taxes	$2,570	$1,451

See notes to consolidated financial statements.

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES
June 28, 2003

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Pilgrim’s Pride Corporation (referred to herein as “Pilgrim’s” or “the Company”, “we”, “us”, “our” or similar terms) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S.”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period ended June 28, 2003 are not necessarily indicative of the results that may be expected for the year ended September 27, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in Pilgrim’s Annual Report on Form 10-K for the fiscal year ended September 28, 2002.

The consolidated financial statements include the accounts of Pilgrim’s and its wholly and majority owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.

The assets and liabilities of the foreign subsidiaries are translated at end-of-period exchange rates, except for any non-monetary assets, which are translated at equivalent dollar costs at dates of acquisition using historical rates. Operations of foreign subsidiaries are translated at average exchange rates in effect during the period.

Total comprehensive income was $17.4 million and $4.9 million for the quarters and $29.7 million and $18.8 million for the nine months ended June 28, 2003 and June 29, 2002, respectively.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51” (“Interpretation No. 46”). Interpretation No. 46 requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership or contractual or other financial interest in the entity. Currently, entities are generally consolidated by an enterprise that has a controlling financial interest through ownership of a majority voting interest in the entity. Interpretation No. 46 is immediately effective for the variable interest entities created after January 31, 2003, and effective in the fourth quarter of fiscal 2003 for those created prior to February 1, 2003. On June 29, 1999, the Camp County Industrial Development Corporation issued $25.0 million of variable-rate environmental facilities Revenue Bonds supported by letters of credit obtained by the Company. We may draw from these proceeds over the construction period for new sewage and solid waste disposal facilities at a poultry by-products plant to be built in Camp County, Texas. We are not required to borrow the full amount of the proceeds from Revenue Bonds. All amounts borrowed from these funds will be due in 2029. The Revenue Bonds are supported by letters of credit obtained by the Company under its

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES
June 28, 2003

available credit facilities which are secured by fixed assets of the Company. Adoption of Interpretation No. 46 may cause the Company to consolidate the trust and debt related to the Camp County Revenue Bonds. The effect of the consolidation would be to record $25 million as restricted cash in Other Assets and $25 million as Long-Term Debt. The Company believes the adoption of Interpretation No. 46 will not have a material impact on its results of operations.

Certain reclassifications have been made to prior periods to conform to current presentations.

NOTE B—SIGNIFICANT EVENTS

Non-recurring recoveries, which is a component of gross profit and operating income, include (1) reimbursements received from the U.S. Federal Government under a relief plan related to the avian influenza outbreak in Virginia on March 12, 2002 in the amount of $0.1 million and $16.1 million for the three month and nine month periods ended June 28, 2003, respectively; and (2) proceeds received from litigation initiated by the Company in antitrust lawsuits alleging a world-wide conspiracy to control production capacity and raise prices of vitamins and methionine in the amount of $10.2 million and $19.9 million for the three month and nine month periods ended June 28, 2003, respectively. Proceeds received by the Company as successor to WLR Foods are recorded as Other Expense (Income); Miscellaneous, net. (See Note G - Contingencies below.) In the three month and nine month periods ended June 29, 2002 vitamin litigation recoveries of $0.7 million were included in Non-recurring recoveries and $3.5 million were included in Other Expense (Income); Miscellaneous, net.

The following table presents the impact of avian influenza federal compensation and the vitamin and the methionine litigation settlements on Non-recurring recoveries and Miscellaneous, net (in millions):

	Three Months Ended			Nine Months Ended
	June 28, 2003			June 28, 2003

		Miscellaneous			Miscellaneous
	Non-Recurring	Net	Total	Non-Recurring	Net	Total

Avian Influenza	$0.1	$—	0.1	$16.1	$—	$16.1
Vitamin	—	0.4	0.4	1.6	22.8	24.4
Methionine	10.2	7.0	17.2	18.3	12.6	30.8

Total	$10.3	$7.4	$17.7	$36.0	$35.4	$71.3

The Company has agreed to acquire the chicken division of ConAgra Foods, Inc. (“ConAgra”) through the purchase from ConAgra of all of the issued and outstanding capital stock of four wholly-owned subsidiaries of ConAgra in accordance with a Stock Purchase Agreement dated June 7, 2003. The purchase price is equal to the Final Adjusted Net Book Value (as defined in the Stock Purchase Agreement) of the assets and liabilities of the chicken division which is expected to be approximately $590 million plus transaction costs. The acquisition will be funded by $100 million in secured borrowings with existing lenders, approximately $265 million of Pilgrim’s Pride’s Class A common stock, based on a formula price specified in the Stock Purchase Agreement, with the balance of $225 million payable by a subordinated note bearing a coupon rate of 10.5% and due in March 2011. The Company has received commitments from its existing lenders for the financing of the $100 million portion of the purchase price, and the Company’s lenders have issued consents as necessary to allow the consummation and financing

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES
June 28, 2003

of this acquisition. On July 11, 2003 the thirty-day waiting period required by the Hart-Scott-Rodino Antitrust Improvements Act of 1976 for antitrust regulatory clearance from the federal government, necessary for completion of the acquisition, had expired. The transaction is expected to close in the third calendar quarter of 2003.

NOTE C—ACCOUNTS RECEIVABLE

On July 18, 2003 the Company extended and amended its existing Asset Sale Agreement to sell accounts receivable. The amended agreement increased the availability under this facility to $125.0 million from $60 million of accounts receivable and expires in June 2008. In connection with the Asset Sale Agreement, the Company sells, on a revolving basis, certain of its trade receivables (the “Pooled Receivables”) to a special purpose corporation wholly owned by the Company, which in turn sells a percentage ownership interest to third parties. At June 28, 2003 and September 28, 2002, an interest in these Pooled Receivables of $57.6 million and $58.5 million, respectively, had been sold to third parties and is reflected as a reduction to accounts receivable during each period. These transactions have been recorded as sales in accordance with Financial Accounting Standards Board Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The gross proceeds resulting from the sale are included in cash flows from operating activities in the Consolidated Statements of Cash Flows. Losses on these sales were immaterial. As of July 18, 2003, $4.8 million additional Pooled Receivables are available for sale.

Also included in accounts receivable at June 28, 2003, is $22.1 million in net insurance claims for the actual costs incurred by the Company directly associated with the 2002 turkey deli meat product recall. These costs are recoverable under our product recall insurance policy.

NOTE D—INVENTORIES

Inventories consist of the following:	June 28, 2003	September 28, 2002

	(in thousands)
Chicken:
Live chicken and hens	$103,649	$106,450
Feed, eggs and other	71,194	57,854
Finished chicken products	88,640	73,494

	263,483	237,798
Turkey:
Live turkey and hens	30,442	29,140
Feed, eggs and other	11,749	12,871
Finished turkey products	52,627	46,983

	94,818	88,994

Total Inventories	$358,301	$326,792

NOTE E—LONG TERM DEBT

At June 28, 2003, we maintained $130.0 million in revolving credit facilities, $30.0 million of which relates to our Mexico operations, and $400.0 million in a secured revolving/term borrowing facility. The $400.0 million revolving/term borrowing facility provides for borrowing

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES
June 28, 2003

availability until November 15, 2004 and provides for $285.0 million of commitments maturing November 16, 2010 and $115.0 million of commitments maturing November 16, 2007. Borrowings under this facility are split pro rata between the commitments maturing November 16, 2010 and the commitments maturing November 16, 2007, as they occur. The credit facilities provide for interest rates ranging from LIBOR plus five-eighths percent to LIBOR plus two and three-quarters percent depending upon the Company’s total debt to capitalization ratio. Interest rates on debt outstanding under these facilities at June 28, 2003 ranged from LIBOR plus one and three-quarter percent to LIBOR plus two percent. The $100 million domestic revolving credit facility is secured by domestic chicken inventories, the $30.0 million facility in Mexico is secured by Mexico’s accounts receivable, inventories and certain fixed assets and the revolving/term borrowing facility is secured by certain fixed assets. Borrowings against these facilities are subject to the availability of collateral and no material adverse change provisions. During the nine months ended June 28, 2003, the Company borrowed approximately $29.1 million on a net basis under its revolving/term borrowing facilities.

NOTE F—RELATED PARTY TRANSACTIONS

The major stockholder of the Company owns an egg laying and a chicken growing operation. In addition, at certain times during the year the major stockholder purchases from the Company live chickens and hens and certain feed inventories during the grow-out process and then contracts with the Company to resell the birds at maturity, determined on a market-based formula price subject to a ceiling price calculated at his cost plus two percent. Purchases made by the Company under this agreement resulted in a net operating profit to the major stockholder of $8,992 and $13,054 during the quarters and $338,592 and $573,154 for the nine months ended June 28, 2003 and June 29, 2002, respectively.

Transactions with related parties are summarized as follows:

	Three Months Ended		Nine Months Ended

	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002

	(in thousands)
Lease payments on commercial egg property	$187	$187	$563	$563
Chick, feed and other sales to major stockholder	338	425	47,799	44,485
Live chicken purchases from major stockholder	118	126	47,444	44,299
Loan guaranty fees	845	579	2,614	2,227
Lease payments on airplane	99	99	297	297
Contract egg grower fees to major stockholder	—	—	—	8

NOTE G—CONTINGENCIES

In August of 2000, four of our current and/or former employees filed the case of “Betty Kennell, et al. v. Wampler Foods, Inc.” in the United States District Court for the Northern District of West Virginia, claiming we violated requirements of the Fair Labor Standards Act. The suit alleged that the Company failed to pay employees for all hours worked. The suit generally alleged that (1) employees should be paid for time spent to put on, take off and clean certain personal gear at the beginning and end of their shifts and breaks, and (2) the use of a master time card or production “line” time fails to pay employees for all time actually worked. Plaintiffs

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES
June 28, 2003

seek to recover unpaid wages plus liquidated damages and legal fees. Approximately 150 consents to join as plaintiffs were filed with the court by current and/or former employees. No trial date has been set. The court has conditionally approved class certification for hourly production employees in second processing for processing plants in our Eastern Division. To date, only limited discovery has been performed. Neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to this case can be determined at this time. We do not expect this matter, individually or collectively, to have a material impact on our financial position, operations or liquidity.

On August 20, 1999, the former WLR Foods brought legal action as a plaintiff in an antitrust lawsuit filed in the U.S. District Court in Washington D.C. alleging a world-wide conspiracy by approximately 34 named defendants to control production capacity and raise prices of common vitamins such as A, B-4, C and E. The Company joined this lawsuit with respect to vitamin purchases not included in the Company’s previous settlement with the named defendants as a member of a class action lawsuit settled in fiscal 2000. The Company, individually and as successor to WLR Foods in this suit, received $0.4 million and $24.4 million in the three months and the nine months ended June 28, 2003, respectively, in partial settlement of its claims. (See Note B-Significant Events, for source and accounting treatment of the settlements.) To date, claims related to approximately 81% of the WLR Foods affected vitamin purchases have been settled by or on behalf of the former WLR Foods, which settlements have resulted in payments to the Company and the former WLR Foods of $32.4 million. No assurances can be made regarding the likelihood or timing of future settlements or whether or not future recoveries, if any, on the remaining 19% of the vitamin purchases covered by the suit will be proportionally less than, equal to or greater than these previous recovery amounts.

On June 7, 2001, the Company brought legal action as a plaintiff in an antitrust lawsuit filed in the U.S. District Court in San Francisco alleging a world-wide conspiracy by defendant suppliers and producers of methionine to control production capacity and raise prices of methionine. The Company estimates that it was overcharged by approximately $50.0 million, which includes purchases made by the former WLR Foods, in connection with the alleged conspiracy. The Company, individually and as successor to WLR Foods in this suit, received $17.2 million and $30.8 million in the three months and nine months ended June 28, 2003, respectively, in partial settlement of its claims. (See Note B-Significant Events, for source and accounting treatment of the settlements.) To date, claims related to approximately 100% of the purchases have been settled by the Company and the Company does not anticipate any further recoveries under this suit.

On July 1, 2002, three individuals, on behalf of themselves and a putative class of chicken growers, filed their original class action complaint against the Company in the United States District Court for the Eastern District of Texas, Texarkana Division. The case is styled “Cody Wheeler, et al. vs. Pilgrim’s Pride Corporation”. The complaint alleges that the Company violated the Packers and Stockyards Act (7 U.S.C. Section 192) and breached fiduciary duties allegedly owed to the plaintiff growers. The plaintiffs also brought individual actions under the Packers and Stockyards Act alleging common law fraud, negligence, breach of fiduciary duties and breach of contract. On July 29, 2002, we filed our Motion to Dismiss. Upon the filing of the motion, the plaintiffs entered into an agreement to stay any certification of the class pending the

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES
June 28, 2003

outcome of the trial of the three plaintiffs, Cody Wheeler, Don Davis and Davey Williams. On March 14, 2003, the court entered an order dismissing the plaintiffs’ claims of breach of fiduciary duty and negligence. The plaintiffs also dropped the charges of fraud prior to the entering of the order by the court. We also filed a Motion to Transfer Venue on August 19, 2002, and the plaintiffs filed a Motion for Preliminary Injunction to prohibit any alleged retaliation against the growers. The court denied our Motion to Transfer Venue on March 14, 2003, and the case will remain in the Eastern District of Texas, Texarkana Division. The court also denied the plaintiffs’ Motion for Preliminary Injunction on March 3, 2003. Discovery is in the initial phases in this case. We intend to defend vigorously both certification of the case as a class action should we not prevail in the trial of the three plaintiffs and questions concerning ultimate liability and damages, if any. Neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to this case can be determined at this time. The Company does not expect this matter to have a material impact on our financial position, operations or liquidity.

In October 2002 a limited number of USDA environmental samples from the Company’s Franconia, Pennsylvania plant tested positive for Listeria. As a result, we voluntarily recalled all cooked deli products produced at the plant from May 1, 2002 through October 11, 2002. No illnesses associated with the Listeria strain in a Northeastern outbreak have been linked to any of our products and no products of the Company have tested positive for the outbreak strain. We carried insurance designed to cover the direct recall related expenses and certain aspects of the related business interruption caused by the recall, and subject to the insurer’s reservation of rights, we have received a $4.0 million advance payment from our insurer with respect to the product recall claim. As of June 28, 2003, we have recorded $22.1 million, net of the deductible amount of $0.5 million and the $4.0 million advance payment from our insurer, in recall related expenses as a component of “Current Assets – Trade accounts and other receivables”, which we believe to be due from our insurance carriers. We estimate that the sales at the Franconia, Pennsylvania plant were negatively affected by approximately $19.0 million and $73.0 million and operating margins were negatively affected by approximately $10.0 — $15.0 million and $35.0 — $40.0 million during the quarter and nine month periods ended June 28, 2003, respectively. As a result of these losses, the Company will be filing a claim for business interruption and certain product re-establishment costs which is expected to be in excess of $40 million. Aggregating the direct recall expense claim noted above with this business interruption and reestablishment cost claim, the Company expects its total claims as of June 28, 2003 are in excess of $66 million, although its policy limit is $50 million, $4 million of which has been received as of June 28, 2003. Therefore, the continuing effects of the recall on our business after June 28, 2003 will not be covered by insurance and will have a negative impact on our operation estimated at $5.0 to $10.0 million per quarter. This impact is estimated to continue until the sales of prepared foods turkey products from our Franconia, Pennsylvania plant have been reestablished in the market to pre-recall levels which we currently project to be in or after the second fiscal quarter 2004. The Company has recently taken steps to reduce its turkey production levels by approximately 15%, which will take effect early fiscal 2004, in an effort to mitigate future losses.

Further, although we have maintained product recall insurance in recent periods, in 2003 the availability of this type of insurance to the food industry has been limited and at times not

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES
June 28, 2003

available. We have been seeking quotes from insurers regarding and insurance policy that would cover any product recall that may subsequently arise. However, to date the insurance market has been unsettled for this line of coverage and we have not obtained an insurance policy that would cover any product recall that may arise subsequent to calendar 2002 and there can be no assurance as to when or if we will be successful in obtaining such a policy on acceptable terms.

     As a result of the recall, on November 4, 2002, an individual who allegedly consumed our meat products filed a putative class action lawsuit in the Philadelphia County Court of Common Pleas in the Commonwealth of Pennsylvania. The plaintiff allegedly contracted Listeriosis. The case was styled “Frank Niemtzow, individually and on behalf of all others similarly situated v. Pilgrim’s Pride Corporation and Wampler Foods, Inc.” The complaint sought recovery on behalf of a putative class of all persons that purchased and/or consumed meat products manufactured at the Company’s Franconia, Pennsylvania facility between May 1, 2002 and October 11, 2002, who have suffered an injury. This putative class sought to include all individuals who have suffered Listeriosis and symptoms of Listeriosis and other medical injuries. The plaintiff also sought to represent a putative class of all persons that purchased and/or consumed meat products manufactured at the Company’s Franconia, Pennsylvania facility between May 1, 2002 and October 11, 2002, who have not suffered any personal injury. The complaint sought compensatory and punitive damages under theories of negligence, alleged violation of the Pennsylvania Unfair Trade Practices Act and Consumer Protection Law, strict liability in tort, and unjust enrichment. On December 6, 2002, the Company filed its Petition for Removal to Federal court transferring this matter to the United States District Court for the Eastern District of Pennsylvania. The plaintiff filed a Motion to Remand to State Court on January 6, 2003. The Company timely filed its response. In addition, on January 13, 2003, the Company filed its Motion to Dismiss the plaintiff’s class action complaint. On March 25, 2003, the plaintiffs voluntarily dismissed the lawsuit.

On April 17, 2003, the Company learned that a product liability lawsuit, “Lawese Drayton, Individually and as Personal Representative of the Estate of Raymond Drayton, deceased, Plaintiff, v. Pilgrim’s Pride Corporation, Jack Lambersky Poultry Company, Inc. DBA JL Foods Co, Inc., Defendants”, was filed against the Company in the United States District Court for the Eastern District of Pennsylvania on April 15, 2003. The Company has been served with summons and a copy of the complaint. A response to the complaint is being prepared and is expected to be completed within the month of July 2003. The Company believes that it has meritorious defenses to this claim, and it intends to assert a vigorous defense to the litigation. Neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to this case can be determined at this time. After considering our available insurance coverage, we do not expect this matter to have a material impact on our financial position, operations, or liquidity.

The Company has recently been named as a defendant in a lawsuit entitled, Laron Harvey, by his mother and natural guardian, Shakandra Hampton, and Shakandra Hampton in her own right v. Pilgrim’s Pride Corporation, et al., filed in the Pennsylvania Court of Common Pleas and removed to the U.S. District Court for the Eastern District of Pennsylvania in Philadelphia under Court No. 03-3500. The complaint names both the Company and Jack Lambersky Poultry Company, Inc. as defendants. The plaintiff claims that, on August 19, 2002, Laron Harvey was born nine weeks prematurely as a direct result of his mother’s having contracted Listeria

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES
June 28, 2003

monocytogenes. Plaintiff is alleging certain injuries, severe developmental delay, respiratory distress syndrome, esophageal reflux, necrotizing enterocolitis, and pulmonary heart valve disorder, among other illnesses and ailments. A motion to dismiss certain counts of the complaint has been filed on the Company’s behalf. The Company believes that it has meritorious defenses to this claim and it intends to assert a vigorous defense to the litigation. Neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to this case can be determined at this time. After considering our available insurance coverage, we do not expect this matter to have a material impact on our financial position, operations, or liquidity.

On March 12, 2002 an outbreak of low-pathogenic avian influenza, a disease contagious to turkey, chicken and other birds, was discovered in Virginia. As a result we destroyed a significant amount of poultry affected as a result of the virus. No new flocks have tested positive for the presence of avian influenza in Virginia since July 2, 2002, and the Company believes that the outbreak has been contained. We currently believe there has been little or no effect on operations in the three month period ended June 28, 2003 and will be little or no impact on future periods from the outbreak. On June 19, 2002, U.S. Secretary of Agriculture Ann Veneman proposed to the Office of Management and Budget that the USDA cover one-half of the total estimated economic loss suffered by the poultry industry and independent growers in Virginia due to the avian influenza outbreak. Secretary Veneman also recommended that the State of Virginia cover the remaining portion. On November 4, 2002, the USDA made public their estimate of total federal compensation at $51.0 million, with growers projected to be compensated $13.9 million and owners projected to be compensated $37.1 million. We have received $0.1 million and $16.1 million in federal compensation in the three month and nine month periods ended June 28, 2003, respectively, which was recorded as “Non-recurring recoveries”. Based on the recovery amounts received to date, we estimate that approximately 68% of the projected $51.0 million has been distributed by the U.S. federal government. No additional future recoveries have been recorded, although on July 17, 2003, the USDA issued its final rule with total payments expected to approximate $52.4 million with approximately $47.8 million paid to owners and $4.6 million paid to growers. Owners are eligible for up to 75% of proven losses. Although no assurances can be given, based on this, the Company estimates we will receive an additional payment of approximately $7.0 — $9.0 million during fiscal 2003. No assurances can be given that any state agencies will provide any economic assistance to the poultry growers and producers affected by the avian influenza outbreak in Virginia. In the event that state agencies do decide to grant economic assistance to the affected poultry growers and producers, it is impossible at this time to estimate how the state agencies would allocate any such assistance between affected poultry growers and producers whose flocks were destroyed by the virus.

The Company is subject to various other legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

The Company is a party to many routine contracts in which it provides general indemnities in the normal course of business to third parties for various risks. The Company has not recorded a

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES
June 28, 2003

liability for any of these indemnities, as the likelihood of payment in each case is considered remote. These indemnities are discussed in the following paragraphs.

The Company’s loan agreements generally obligate the Company to reimburse the applicable lender for incremental increased costs due to a change in law that imposes (i) any reserve or special deposit requirement against assets of, deposits with or credit extended by such lender related to the loan, (ii) any tax, duty or other charge with respect to the loan (except standard income tax) or (iii) capital adequacy requirements. In addition, some of the Company’s loan agreements contain a withholding tax provision that requires the Company to pay additional amounts to the applicable lender or other financing party, generally if withholding taxes are imposed on such lender or other financing party as a result of a change in the applicable tax law. These increased cost and withholding tax provisions continue for the entire term of the applicable transaction, and there is no limitation on the maximum additional amounts the Company could be obligated to pay under such provisions. Any failure to pay amounts due under such provisions generally would trigger an event of default, and, in a secured financing transaction, would entitle the lender to foreclose upon the collateral to realize the amount due.

The Company also maintains operating leases for various types of equipment, some of which contain residual value guarantees for the market value for assets at the end of the term of the lease. The terms of the lease maturities range from one to seven years. The maximum potential amount of the residual value guarantees is approximately $8.1 million; however, the actual amount is based on an undeterminable recoverable amount based on the fair market value of the underlying leased assets. The likelihood of payments under these guarantees is not considered to be probable, and accordingly no liabilities have been recorded. The Company historically has not experienced significant payments under similar residual guarantees.

NOTE H – BUSINESS SEGMENTS

The Company operates in two reportable business segments as (1) a producer of chicken and other products and (2) a producer of turkey products.

The Company’s chicken and other products segment primarily includes sales of chicken products the Company produces and purchases for resale in the United States and Mexico, and also includes table eggs, feed and other items. The Company’s chicken and other products segment conducts separate operations in the United States and Mexico and is reported as two separate geographical areas. The Company’s turkey segment includes sales of turkey products produced in our turkey operation acquired from WLR Foods, whose operations are exclusively in the United States.

Inter-area sales and inter-segment sales, which are not material, are accounted for at prices comparable to normal trade customer sales. Corporate assets and expenses are included with chicken and other products.

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES
June 28, 2003

The following table presents certain information regarding the Company’s segments:

	Three Months Ended		Nine Months Ended

	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002

	(in thousands)
Net Sales to Customers:
Chicken and Other Products:
United States	$485,667	$475,655	$1,399,518	$1,372,516
Mexico	93,921	84,805	281,281	256,097

Sub-total	579,588	560,460	1,680,799	1,628,613
Turkey	72,289	76,656	229,075	265,286

Total	$651,877	$637,116	$1,909,874	$1,893,899

Operating Income (Loss):
Chicken and Other Products:
United States	$26,734	$13,138	$32,368	$27,465
Mexico	8,830	5,831	18,917	13,788

Sub-total	35,564	18,969	51,285	41,253
Turkey	(19,726)	(5,614)	(49,396)	(8,940)

Sub-total	15,838	13,355	1,889	32,313
Non-recurring recoveries(1)	10,302	691	36,002	691

Total	$26,140	$14,046	$37,891	$33,004

Depreciation and Amortization
Chicken and Other Products:
United States	$13,985	$11,896	$39,473	$35,240
Mexico	2,939	3,395	9,006	10,189

Sub-total	16,924	15,291	48,479	45,429
Turkey	2,017	2,523	5,774	7,430

Total	$18,941	$17,814	$54,253	$52,859

(1)	See Note B-Significant Events

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES
June 28, 2003

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Pending Acquisition.

The Company has agreed to acquire the chicken division of ConAgra Foods, Inc. (“ConAgra”) through the purchase from ConAgra of all of the issued and outstanding capital stock of four wholly-owned subsidiaries of ConAgra in accordance with a Stock Purchase Agreement dated June 7, 2003. The purchase price is equal to the Final Adjusted Net Book Value (as defined in the Stock Purchase Agreement) of the assets and liabilities of the chicken division which is expected to be approximately $590 million plus transaction costs. The acquisition will be funded by $100 million in secured borrowings with existing lenders, approximately $265 million of Pilgrim’s Pride’s Class A common stock, based on a formula price specified in the Stock Purchase Agreement, with the balance of $225 million payable by a subordinated note bearing a coupon rate of 10.5% and due in March 2011. The Company has received commitments from its existing lenders for the financing of the $100 million portion of the purchase price, and the Company’s lenders have issued consents as necessary to allow the consummation and financing of this acquisition. On July 11, 2003 the thirty-day waiting period required by the Hart-Scott-Rodino Antitrust Improvements Act of 1976 for antitrust regulatory clearance from the federal government, necessary for completion of the acquisition, had expired. The transaction is expected to close in the third calendar quarter of 2003.

The actual number of shares of Class A common stock issued by Pilgrim’s to ConAgra as part of the payment for the business will be the lesser of 39.4 million or the number of shares determined by taking 45% of the estimated purchase price, divided by the greater of (i) the volume weighted average trading price for the period June 10, 2003 through five trading days prior to the closing, or (ii) $5.35. The Company is not required to issue more than 39.4 million shares of its Class A common stock in total. The remaining balance of the purchase price is to be paid with the subordinated note. Because the number of shares actually issued by Pilgrim’s to ConAgra could fluctuate, the components of the purchase price represented by Pilgrim’s debt and equity may differ from the amount cited above. The weighted average trading price for the Class A common stock for the period from June 10, 2003 through July 22, 2003 was $7.27. Using this average price, approximately 36.4 million shares of Class A common stock would be issued in connection with a $590 million assumed purchase price. However, for purposes of the purchase price allocation the shares will be valued at the fair value of the stock at the closing date.

If the average closing price for the shares of Class A common stock is less than $5.35 for the period measured prior to closing, the Company has the option to provide additional cash, notes and/or stock to make up the difference between $5.35 and the volume weighted average share price for the period measured. If Pilgrim’s does not provide additional cash, notes and/or stock to make up that difference, ConAgra has the right to terminate the agreement.

ConAgra’s chicken division can generally be viewed as consisting of all of ConAgra’s integrated chicken business (including grow-out, slaughter, processing, further processing, rendering, sales and distribution, both in retail and foodservice, and related assets and employees), including the Pierce and PFS businesses conducted by ConAgra. Notwithstanding the foregoing, the chicken

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES
June 28, 2003

division does not include the further processing and marketing operations (both retail and foodservice) included in ConAgra’s packaged goods segment, including, without limitation, the Butterball, Banquet, Marie Callendar’s and Country Skillet further processing and marketing operations, none of which the company is acquiring.

After the transaction, ConAgra’s fresh chicken requirements will generally be supplied at market terms by Pilgrim’s for use in ConAgra’s branded products. The closing of the transaction is subject to closing conditions and shareholders representing a majority of Pilgrim’s current shareholder votes have agreed to vote in favor of the issuance of the shares of Class A common stock in the transaction. The foregoing summary is not complete and is qualified in its entirety by reference to the definitive purchase agreement, a copy of which is attached as an exhibit to this Quarterly Report on Form 10-Q.

General

Profitability in the poultry industry is materially affected by the commodity prices of feed ingredients, chicken and turkey, which are determined by supply and demand factors. As a result, the chicken and turkey industries are subject to cyclical earnings fluctuations. Cyclical earnings fluctuations can be mitigated somewhat by:

•	Business strategy;

•	Product mix;

•	Sales and marketing plans; and

•	Operating efficiencies.

In an effort to reduce price volatility and to generate higher, more consistent profit margins, we have concentrated on the production and marketing of prepared foods products. Prepared foods products generally have higher profit margins than our other products. Also, the production and sale in the U.S. of prepared foods products reduces the impact of the cost of feed ingredients on our profitability. Feed ingredient purchases are the single largest component of our cost of goods sold, representing approximately 30% of our cost of goods sold in fiscal 2002. The production of feed ingredients is positively or negatively affected primarily by weather patterns throughout the world, the global level of supply inventories, demand for feed ingredients and the agricultural policies of the United States and foreign governments. As further processing is performed, feed ingredient costs become a decreasing percentage of a product’s total production costs, thereby reducing their impact on our profitability. Products sold in this form enable us to charge a premium, reduce the impact of feed ingredient costs on our profitability and improve and stabilize our profit margins.

As a significant portion of U.S. poultry production is exported, the commodity prices of chicken and turkey can be, and in recent periods have been, adversely affected by disruptions in poultry export markets. These disruptions are often caused by restrictions on imports of U.S.-produced poultry products imposed by foreign governments for a variety of reasons, including the protection of their domestic poultry producers and allegations of consumer health issues. For example, Russia and Japan have restricted the importation of U.S.-produced poultry for both of these reasons in recent periods and Mexico initiated a ban on the importation of all uncooked

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES
June 28, 2003

poultry produced in a seven-state area in the Western U.S., including Texas, because of the recent outbreak of Newcastle’s Disease in the Western U.S. Mexico also imposes a temporary tariff of 98% of the sales price of imported chicken leg quarters expiring July 23, 2003. Mexico is considering extending the tariff with the rate declining approximately 20% per year for five years. The tariff was imposed due to concerns that the duty-free importation of such products as provided by the North American Free Trade Agreement would injure Mexico’s poultry industry. Because these disruptions in poultry export markets are often political, no assurances can be given as to when the existing disruptions will be alleviated or that new ones will not arise.

The following table presents certain information regarding our segments:

	Three Months Ended		Nine Months Ended

	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002

		(in thousands)
Net Sales to Customers:
Chicken and Other Products:
United States	$485,667	$475,655	$1,399,518	$1,372,516
Mexico	93,921	84,805	281,281	256,097

Sub-total	579,588	560,460	1,680,799	1,628,613
Turkey	72,289	76,656	229,075	265,286

Total	$651,877	$637,116	$1,909,874	$1,893,899

Operating Income (Loss):
Chicken and Other Products:
United States	$26,734	$13,138	$32,368	$27,465
Mexico	8,830	5,831	18,917	13,788

Sub-total	35,564	18,969	51,285	41,253
Turkey	(19,726)	(5,614)	(49,396)	(8,940)

Sub-total	15,838	13,355	1,889	32,313
Non-recurring recoveries(1)	10,302	691	36,002	691

Total	$26,140	$14,046	$37,891	$33,004

Depreciation and Amortization
Chicken and Other Products:
United States	$13,985	$11,896	$39,473	$35,240
Mexico	2,939	3,395	9,006	10,189

Sub-total	16,924	15,291	48,479	45,429
Turkey	2,017	2,523	5,774	7,430

Total	$18,941	$17,814	$54,253	$52,859

(1)	See “Results of Operations—Non-recurring recoveries” below

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES
June 28, 2003

The following table presents certain items as a percentage of net sales for the periods indicated:

	Percentage of Net Sales

	Three Months Ended		Nine Months Ended

	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002

Net Sales	100.0%	100.0%	100.0%	100.0%
Costs and Expenses:
Cost of sales	92.2	92.7	94.5	93.1
Non-recurring recoveries	(1.6)	(0.1)	(1.9)	(0.1)
Gross profit	9.4	7.4	7.4	7.0
Selling, general and administrative	5.4	5.2	5.4	5.3
Operating Income	4.0	2.2	2.0	1.7
Interest Expense	1.4	1.4	1.5	1.3
Other Expense (Income)	(1.3)	(0.2)	(1.9)	(0.1)
Income before Income Taxes	3.9	1.0	2.4	0.5
Net Income	2.7	0.5	1.6	0.9

Results of Operations

In the last eighteen months, we have been affected by two significant unexpected challenges. First, on March 12, 2002 an outbreak of low-pathogenic avian influenza, a disease contagious to turkey, chicken and other birds, was discovered in Virginia. As a result we destroyed a significant amount of poultry affected as a result of the virus. No new flocks have tested positive for the presence of avian influenza in Virginia since July 2, 2002, and the Company believes that the outbreak has been contained. We currently believe there has been little or no effect on operations in the three month period ended June 28, 2003 and will be little or no impact on future periods from the outbreak. On June 19, 2002, U.S. Secretary of Agriculture Ann Veneman proposed to the Office of Management and Budget that the USDA cover one-half of the total estimated economic loss suffered by the poultry industry and independent growers in Virginia due to the avian influenza outbreak. Secretary Veneman also recommended that the State of Virginia cover the remaining portion. On November 4, 2002, the USDA made public their estimate of total federal compensation at $51.0 million, with growers projected to be compensated $13.9 million and owners projected to be compensated $37.1 million. We have received $0.1 million and $16.1 million in federal compensation in the three month and nine month periods ended June 28, 2003, respectively, which was recorded as “Non-recurring recoveries”. Based on the recovery amounts received to date, we estimate that approximately 68% of the projected $51.0 million has been distributed by the U.S. federal government. No additional future recoveries have been recorded, although on July 17, 2003, the USDA issued its final rule with total payments expected to approximate $52.4 million with approximately $47.8 million paid to owners and $4.6 million paid to growers. Owners are eligible for up to 75% of proven losses. Although no assurances can be given, based on this, the Company estimates we will receive an additional payment of approximately $7.0 — $9.0 million during fiscal 2003. No assurances can be given that any state agencies will provide any economic assistance to the poultry growers and producers affected by the avian influenza outbreak in Virginia. In the event that state agencies do decide to grant economic assistance to the affected poultry growers and producers, it is impossible at this time to estimate how the state agencies would allocate any such assistance between affected poultry growers and producers whose flocks were destroyed by the virus.

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES
June 28, 2003

Our second challenge occurred in October 2002 when a limited number of USDA environmental samples from the Company’s Franconia, Pennsylvania plant tested positive for Listeria. As a result, we voluntarily recalled all cooked deli products produced at the plant from May 1, 2002 through October 11, 2002. No illnesses associated with the Listeria strain in a Northeastern outbreak have been linked to any of our products and no products of the Company have tested positive for the outbreak strain. We carried insurance designed to cover the direct recall related expenses and certain aspects of the related business interruption caused by the recall, and subject to the insurer’s reservation of rights, we have received a $4.0 million advance payment from our insurer with respect to the product recall claim. As of June 28, 2003, we have recorded $22.1 million, net of the deductible amount of $0.5 million and the $4.0 million advance payment from our insurer, in recall related expenses as a component of “Current Assets – Trade accounts and other receivables”, which we believe to be due from our insurance carriers. We estimate that the sales at the Franconia, Pennsylvania plant were negatively affected by approximately $19.0 million and $73.0 million and operating margins were negatively affected by approximately $10.0 — $15.0 million and $35.0 — $40.0 million during the quarter and nine month periods ended June 28, 2003, respectively. As a result of these losses, the Company will be filing a claim for business interruption and certain product re-establishment costs which is expected to be in excess of $40 million. Aggregating the direct recall expense claim noted above, with this business interruption and reestablishment cost claim, the Company expects its total claims as of June 28, 2003 are in excess of $66 million, although its policy limit is $50 million, $4 million of which has been received as of June 28, 2003. Therefore, the continuing effects of the recall on our business after June 28, 2003 will not be covered by insurance and will have a negative impact on our operation estimated at $5.0 to $10.0 million per quarter. This impact is estimated to continue until the sales of prepared foods turkey products from our Franconia, Pennsylvania plant have been reestablished in the market to pre-recall levels which we currently project to be in or after the second fiscal quarter 2004. The Company has recently taken steps to reduce its turkey production levels by approximately 15%, which will take effect early fiscal 2004 in an effort to mitigate future losses.

Further, although we have maintained product recall insurance in recent periods, in 2003 the availability of this type of insurance to the food industry has been limited and at times not available. We have been seeking quotes from insurers regarding an insurance policy that would cover any product recall that may subsequently arise. However, to date the insurance market has been unsettled for this line of coverage and we have not obtained an insurance policy that would cover any product recall that may arise subsequent to calendar 2002 and there can be no assurance as to when or if we will be successful in obtaining such a policy on acceptable terms.

Fiscal Third Quarter 2003 Compared to Fiscal Third Quarter 2002

Consolidated Net Sales. Consolidated net sales were $651.9 million for the third quarter of fiscal 2003, an increase of $14.8 million, or 2.3%, from the third quarter of fiscal 2002. The increase in consolidated net sales resulted from an $8.5 million increase in U.S. chicken sales to $435.8 million, an $8.3 million increase in Mexico chicken sales to $88.6 million and a $2.3 million increase in sales of other products to $55.1 million, offset partially by a $4.4 million decrease in turkey sales to $72.3 million. The increase in U.S. chicken sales was primarily due to a 2.1% increase in dressed pounds produced. The decrease in turkey sales was due primarily to a 9.4%

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES
June 28, 2003

decrease in revenue per pound produced, offset partially by a 4.1% increase in turkey production. The $8.3 million increase in Mexico chicken sales was primarily due to a 10.4% increase in pounds produced. The $2.3 million increase in sales of other products was due to a $1.5 million increase in U.S. other sales and a $0.8 million increase in Mexico’s other sales.

Cost of Sales. Consolidated cost of sales was $600.9 million in the third quarter of fiscal 2003, an increase of $10.1 million, or 1.8%, when compared to the third quarter of fiscal 2002. This increase consisted of a $5.2 million increase in cost of sales incurred by our U.S. operations and a $5.5 million increase in cost of sales incurred by our Mexico operations.

The $5.2 million increase in the cost of sales incurred by our U.S. operations was primarily due to higher feed ingredient costs and a 4.1% increase in turkey production.

The $5.5 million cost of sales increase in our Mexico operations was primarily due to higher feed ingredient costs and production of a higher cost, more value added product mix compared to the prior year.

Non-recurring recoveries. Non-recurring recoveries for the third quarter of fiscal 2003 of $10.3 million include proceeds received from litigation initiated by the Company in anti-trust lawsuits related to vitamins and methionine of $10.2 million along with reimbursement received from the U.S. federal government under a relief plan related to the avian influenza outbreak of $0.1 million. Non-recurring recoveries for the third quarter of fiscal 2002 of $0.7 million include proceeds received from litigation initiated by the Company in anti-trust lawsuits related to vitamins.

Gross Profit. Gross profit was $61.2 million for the third quarter of fiscal 2003, an increase of $14.2 million, or 30.3%, from the same period last year, due primarily to the $10.3 million of Non-recurring recoveries and increased net sales in the Company’s prepared foods division, Mexico and other sales, partially offset by the negative effects of the turkey deli meat recall and increased feed and energy costs.

Gross profit as a percentage of sales increased to 9.4% in the third quarter of fiscal 2003, from 7.4% in the third quarter of fiscal 2002, primarily due to the $10.3 million of Non-recurring recoveries and increased net sales in the Company’s prepared foods division, Mexico and other sales, partially offset by the negative effects of the turkey deli meat recall and increased feed and energy costs.

Selling, General and Administrative Expenses. Consolidated selling, general and administrative expenses were $35.1 million in the third quarter of fiscal 2003, an increase of $2.2 million, or 6.5%, from the third quarter of fiscal 2002. The $2.2 million increase was due primarily to an increase in selling and administrative expense resulting from higher sales volume. As a percentage of sales, consolidated selling, general and administrative expenses were at 5.4% in the third quarter of fiscal 2003, compared to 5.2% in the third quarter of fiscal 2002.

Operating Income. Consolidated operating income was $26.1 million for the third quarter of fiscal 2003, an increase of $12.1 million, or 86.1%, when compared to the third quarter of fiscal

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES
June 28, 2003

2002. The increase was due primarily to the $10.3 million of Non-recurring recoveries.

Interest Expense. Consolidated net interest expense was $9.4 million in the third quarter of fiscal 2003, an increase of $0.4 million, or 4.3%, from the third quarter of fiscal 2002, due primarily to higher average outstanding debt balances experienced in the third quarter of fiscal 2003.

Miscellaneous, Net. Consolidated miscellaneous, net expense (income) decreased $4.3 million to ($8.1) million, primarily due to $7.4 million of methionine and vitamin litigation settlements recorded in the third quarter of fiscal 2003 versus $3.5 million in the same period last year. See Note G of the Notes to Consolidated Financial Statements.

Income Tax Expense. Consolidated income tax expense in the third quarter of fiscal 2003 was $7.7 million, compared to an income tax expense of $3.3 million in the third quarter of fiscal 2002. This increase in consolidated income tax expense was primarily caused by higher pretax earnings in the third quarter of fiscal 2003.

First Nine Months of Fiscal 2003 Compared to First Nine Months of Fiscal 2002

Consolidated Net Sales. Consolidated net sales were $1,909.9 million for the first nine months of fiscal 2003, an increase of $16.0 million, or 0.8%, from the first nine months of fiscal 2002. The increase in consolidated net sales resulted from a $16.7 million increase in U.S. chicken sales to $1,248.4 million, a $24.4 million increase in Mexico chicken sales to $266.9 million and an $11.1 million increase in sales of other products to $165.5 million, offset partially by a $36.2 million decrease in turkey sales to $229.1 million. The increase in U.S. chicken sales was primarily due to a 1.8% increase in dressed pounds produced. The decrease in turkey sales was due primarily to the impact of the recall of turkey deli meat products and the continuing effects of last year’s avian influenza outbreak discussed above. The $24.4 million increase in Mexico chicken sales was primarily due to a 9.9% increase in pounds produced. The $11.1 million increase in sales of other products was due to a $10.3 million increase in U.S. other sales and a $0.8 million increase in Mexico’s other sales.

Cost of Sales. Consolidated cost of sales was $1,805.3 million for the first nine months of fiscal 2003, an increase of $44.2 million, or 2.2%, when compared to the first nine months of fiscal 2002. The U.S. operations had an increase in cost of sales of $22.2 million and our Mexico operations had an increase of $19.8 million.

The $22.2 million cost of sales increase in our U.S. operations was due to the increased price of our feed ingredients and effects of avian influenza during the first six months of fiscal 2003..

The $19.8 million cost of sales increase in our Mexico operations was primarily due to higher feed ingredient costs and production of a higher cost, more value added product mix compared to the prior year.

Non-recurring recoveries. Non-recurring recoveries for the first nine months of fiscal 2003 of $36.0 million include proceeds received from litigation initiated by the Company in anti-trust lawsuits related to vitamins and methionine of $19.9 million along with reimbursement received from the U.S. federal government under a relief plan related to the avian influenza of $16.1

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES
June 28, 2003

million. Non-recurring recoveries for the first nine months of fiscal 2002 of $0.7 million include proceeds received from litigation initiated by the Company in anti-trust lawsuits related to vitamins.

Gross Profit. Gross profit was $140.6 million for the first nine months of fiscal 2003, an increase of $7.1 million, or 5.3%, from the same period last year, due primarily to the $36.0 million of Non-recurring recoveries mentioned above, offset by the negative effects of the turkey deli meat recall and the continuing effects of last year’s avian influenza outbreak in our Eastern Division and higher feed ingredient costs.

Gross profit as a percentage of sales increased to 7.4% in the first nine months of fiscal 2003, from 7.0% in the first nine months of fiscal 2002, primarily due to the $36.0 million of Non-recurring recoveries mentioned above, offset by the negative effects of the turkey deli meat recall, the continuing effects of last year’s avian influenza outbreak in our Eastern Division, and higher feed ingredient costs.

Selling, General and Administrative Expenses. Consolidated selling, general and administrative expenses were $102.7 million in the first nine months of fiscal 2003, an increase of $2.2 million, or 2.2%, from the first nine months of fiscal 2002. The $2.2 million increase was due primarily to an increase in selling and administrative expense resulting from higher sales volume. As a percentage of sales, Consolidated selling, general and administrative expenses remained relatively stable in the first nine months of fiscal 2003 at 5.4%, when compared to 5.3% for the first nine months of fiscal 2002.

Operating Income. Consolidated operating income was $37.9 million for the first nine months of fiscal 2003, an increase of $4.9 million, or 14.8%, when compared to the first nine months of fiscal 2002. The increase was due primarily to the $36.0 million of Non-recurring recoveries mentioned above, offset by the negative effects of the turkey deli meat recall, the continuing effects of last year’s avian influenza outbreak in our Eastern Division and higher feed ingredient costs.

Interest Expense. Consolidated net interest expense was $28.8 million in the first nine months of fiscal 2003, an increase of $3.9 million, or 16.0% from the first nine months of fiscal 2002, due primarily to higher average outstanding debt balances experienced in the first nine months of fiscal 2003.

Miscellaneous, Net. Consolidated miscellaneous, net expense (income) was ($36.8) million, primarily due to $35.4 million of methonine and vitamin litigation settlements received in the fist nine months of fiscal 2003 versus $3.5 million in the same period last year. See Note G of the Notes to Consolidated Financial Statements.

Income Tax Expense. Consolidated income tax expense in the first nine months of fiscal 2003 was $15.3 million, compared to an income tax benefit of $7.5 million in the first nine months of fiscal 2002. This increase in consolidated income tax expense was primarily caused by a tax benefit of $9.7 million in the second quarter of fiscal 2002 resulting from changes in Mexico tax laws. The Company has approximately $7.6 million in valuation allowances, primarily covering

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES
June 28, 2003

net operating loss carryforwards of its Mexican operations. The Company continues to explore strategies it might employ to mitigate the amount of net operating losses that would expire unutilized. The effectiveness of these strategies on the level of valuation allowance is evaluated when factors warrant, but at least annually. Changes in the valuation allowance will be reflected as an adjustment to income tax expense.

Liquidity and Capital Resources

The Company has agreed to acquire the chicken division of ConAgra Foods, Inc. (“ConAgra”) through the purchase from ConAgra of all of the issued and outstanding capital stock of four wholly-owned subsidiaries of ConAgra in accordance with a Stock Purchase Agreement dated June 7, 2003. The purchase price is equal to the Final Adjusted Net Book Value (as defined in the Stock Purchase Agreement) of the assets and liabilities of the chicken division which is expected to be approximately $590 million plus transaction costs. The acquisition will be funded by $100 million in secured borrowings with existing lenders, approximately $265 million of Pilgrim’s Pride’s Class A common stock, based on a formula price specified in the Stock Purchase Agreement, with the balance of $225 million payable by a subordinated note bearing a coupon rate of 10.5% and due in March 2011. The Company has received commitments from its existing lenders for the financing of the $100 million portion of the purchase price, and the Company’s lenders have issued consents as necessary to allow the consummation and financing of this acquisition. On July 11, 2003 the thirty-day waiting period required by the Hart-Scott-Rodino Antitrust Improvements Act of 1976 for antitrust regulatory clearance from the federal government, necessary for completion of the acquisition, had expired. The transaction is expected to close in the third calendar quarter of 2003.

At June 28, 2003, we maintained $130.0 million in revolving credit facilities, $30.0 million of which relates to our Mexico operations, and $400.0 million in a secured revolving/term borrowing facility. The $400.0 million revolving/term borrowing facility provides for borrowing availability until November 15, 2004 and provides for $285.0 million of commitments maturing November 16, 2010 and $115.0 million of commitments maturing November 16, 2007. Borrowings under this facility are split pro rata between the commitments maturing November 16, 2010 and the commitments maturing November 16, 2007, as they occur. The credit facilities provide for interest rates ranging from LIBOR plus five-eighths percent to LIBOR plus two and three-quarters percent depending upon the Company’s total debt to capitalization ratio. Interest rates on debt outstanding under these facilities at June 28, 2003 ranged from LIBOR plus one and three-quarter percent to LIBOR plus two percent. These facilities are secured by inventory and fixed assets. The $100 million domestic revolving credit facility is secured by domestic chicken inventories and the $30.0 million facility in Mexico is secured by Mexico’s accounts receivable, inventories, certain fixed assets and the revolving/term borrowing facility is secured by certain fixed assets. Borrowings against these facilities are subject to the availability of collateral and no material adverse change provisions. During the nine months ended June 28, 2003, the Company borrowed approximately $29.1 million on a net basis under its revolving/term borrowing facilities.

On July 18, 2003 the Company extended and amended its existing Asset Sale Agreement to sell accounts receivable. The amended agreement increased the availability under this facility to

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES
June 28, 2003

$125.0 million from $60 million of accounts receivable and expires in June 2008. In connection with the Asset Sale Agreement, the Company sells, on a revolving basis, certain of its trade receivables (the “Pooled Receivables”) to a special purpose corporation wholly owned by the Company, which in turn sells a percentage ownership interest to third parties. At June 28, 2003 and September 28, 2002, an interest in these Pooled Receivables of $57.6 million and $58.5 million, respectively, had been sold to third parties and is reflected as a reduction to accounts receivable during each period. These transactions have been recorded as sales in accordance with Financial Accounting Standards Board Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The gross proceeds resulting from the sale are included in cash flows from operating activities in the Consolidated Statements of Cash Flows. Losses on these sales were immaterial. As of July 18, 2003, $4.8 million additional Pooled Receivables are available for sale.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51” (“Interpretation No. 46”). Interpretation No. 46 requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership or contractual or other financial interest in the entity. Currently, entities are generally consolidated by an enterprise that has a controlling financial interest through ownership of a majority voting interest in the entity. Interpretation No. 46 is immediately effective for the variable interest entities created after January 31, 2003, and effective in the fourth quarter of fiscal 2003 for those created prior to February 1, 2003. On June 29, 1999, the Camp County Industrial Development Corporation issued $25.0 million of variable-rate environmental facilities Revenue Bonds supported by letters of credit obtained by the Company. We may draw from these proceeds over the construction period for new sewage and solid waste disposal facilities at a poultry by-products plant to be built in Camp County, Texas. We are not required to borrow the full amount of the proceeds from Revenue Bonds. All amounts borrowed from these funds will be due in 2029. The Revenue Bonds are supported by letters of credit obtained by the Company under its available credit facilities which are secured by fixed assets of the Company. Adoption of Interpretation No. 46 may cause the Company to consolidate the trust and debt related to the Camp County Revenue Bonds. The effect of the consolidation would be to record $25 million as restricted cash in Other Assets and $25 million as Long-Term Debt. The Company believes the adoption of Interpretation No. 46 will not have a material impact on its results of operations.

Obligations under long-term debt and non-cancelable operating leases at June 28, 2003 are as follows (in millions):

	Payments Due By Period

		Less than			After
Contractual Obligations	Total	1 year	1-3 years	4-5 years	5 years

Long-term Debt(a)	$482.8	$2.6	$28.2	$12.2	$439.8
Guarantee Fees	18.3	.6	6.4	3.6	7.7
Operating Leases	98.7	7.7	61.7	23.1	6.2

Total	$599.8	$10.9	$96.3	$38.9	$453.7

(a)	Excludes $16.4 million in letters of credit outstanding related to normal business transactions.

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES
June 28, 2003

At June 28, 2003, our working capital increased to $267.8 million and our current ratio increased to 2.11 to 1, compared with working capital of $179.0 million and a current ratio of 1.68 to 1 at September 28, 2002, primarily due to the working capital changes discussed below.

Trade accounts and other receivables were $118.6 million at June 28, 2003, compared to $85.3 million at September 28, 2002. The $33.3 million, or 39.0%, increase in trade accounts and other receivables was primarily due to the inclusion of $22.1 million in net insurance receivables related to the turkey deli meat recall and normal seasonal variations offset partially by improvements in collection recoveries. Trade accounts and other receivables at the end of the first nine months of fiscal 2003 and at the end of fiscal 2002 reflect the sale of $57.6 million and $58.5 million, respectively, of receivables pursuant to the Asset Sale Agreement described above.

Inventories were $358.3 million at June 28, 2003, compared to $326.8 million at September 28, 2002. The $31.5 million, or 9.6%, increase in inventories was primarily due to increased chicken and turkey meat inventories due to the seasonal nature of the business.

Accounts payable and accrued expenses decreased $23.0 million to $225.5 million at June 28, 2003, compared to $248.5 million at September 28, 2002, primarily due to normal seasonal variations.

Capital expenditures of $36.1 million and $56.4 million for the nine months ended June 28, 2003 and June 29, 2002, respectively, were primarily incurred to acquire and expand certain facilities, improve efficiencies, reduce costs and for the routine replacement of equipment. We anticipate spending an aggregate of approximately $45.0 million to $65.0 million in fiscal 2003 to improve efficiencies and for the routine replacement of equipment. We expect to finance such expenditures with available operating cash flows and existing revolving/term and revolving credit facilities.

Cash flows provided by operating activities were $14.7 million and $38.8 million for the nine months ended June 28, 2003 and June 29, 2002, respectively. The decrease in cash flows provided by operating activities for the first nine months of fiscal 2003, when compared to the first nine months of fiscal 2002, was due to higher accounts receivable and inventories and lower accounts payable as described above.

Cash flows provided by financing activities were $27.3 million and $7.1 million for the nine months ended June 28, 2003 and June 29, 2002, respectively. The increase in cash provided by financing activities primarily reflects the higher net borrowings on long-term financing and debt retirement amounts in the prior year.

The Company is a party to many routine contracts in which it provides general indemnities in the normal course of business to third parties for various risks. The Company has not recorded a liability for any of these indemnities, as the likelihood of payment in each case is considered remote. These indemnities are discussed in the following paragraphs.

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES
June 28, 2003

The Company’s loan agreements generally obligate the Company to reimburse the applicable lender for incremental increased costs due to a change in law that imposes (i) any reserve or special deposit requirement against assets of, deposits with or credit extended by such lender related to the loan, (ii) any tax, duty or other charge with respect to the loan (except standard income tax) or (iii) capital adequacy requirements. In addition, some of the Company’s loan agreements contain a withholding tax provision that requires the Company to pay additional amounts to the applicable lender or other financing party, generally if withholding taxes are imposed on such lender or other financing party as a result of a change in the applicable tax law. These increased cost and withholding tax provisions continue for the entire term of the applicable transaction, and there is no limitation on the maximum additional amounts the Company could be obligated to pay under such provisions. Any failure to pay amounts due under such provisions generally would trigger an event of default, and, in a secured financing transaction, would entitle the lender to foreclose upon the collateral to realize the amount due.

The Company also maintains operating leases for various types of equipment, some of which contain residual value guarantees for the market value for assets at the end of the term of the lease. The terms of the lease maturities range from one to seven years. The maximum potential amount of the residual value guarantees is approximately $8.1 million; however, the actual amount is based on an undeterminable recoverable amount based on the fair market value of the underlying leased assets. The likelihood of payments under these guarantees is not considered to be probable, and accordingly no liabilities have been recorded. The Company historically has not experienced significant payments under similar residual guarantees.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Feed Ingredients

We purchase certain commodities, primarily corn and soybean meal. As a result, our earnings are affected by changes in the price and availability of such feed ingredients. As market conditions dictate, we will from time to time lock-in future feed ingredient prices using various hedging techniques, including forward purchase agreements with suppliers and futures contracts. We do not use such financial instruments for trading purposes and are not a party to any leveraged derivatives. Market risk is estimated as a hypothetical 10% increase in the weighted-average cost of our primary feed ingredients as of June 28, 2003. Based on our feed consumption during the first nine months of fiscal 2003, such an increase would have resulted in an increase to cost of sales of approximately $59.1 million, excluding the impact of any hedging in that period.

Foreign Currency

Our earnings are affected by foreign exchange rate fluctuations related to the Mexican peso net monetary position of our Mexico subsidiaries. We manage this exposure primarily by attempting to minimize our Mexican peso net monetary position, but from time to time we have also considered executing hedges to help minimize this exposure. Such instruments, however, have historically not been economically feasible. We are also exposed to the effect of potential exchange rate fluctuations to the extent that amounts are repatriated from Mexico to the United

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES
June 28, 2003

States. However, we currently anticipate that the cash flows of our Mexico subsidiaries will continue to be reinvested in our Mexico operations. In addition, the Mexican peso exchange rate can directly and indirectly impact our results of operations and financial position in several ways, including potential economic recession in Mexico resulting from a devalued peso. The impact on our financial position and results of operations resulting from a hypothetical change in the exchange rate between the U.S. dollar and the Mexican peso cannot be reasonably estimated. Foreign currency exchange gains and losses, representing the change in the U.S. dollar value of the net monetary assets of our Mexico subsidiaries denominated in Mexican pesos, was a gain of $0.1 million in the first nine months of fiscal 2003 compared to a gain of $0.9 million for the first nine months of fiscal 2002. On July 18, 2003, the Mexican peso closed at 10.39 to 1 U.S. dollar, compared to 10.02 at September 28, 2002. No assurance can be given as to how future movements in the peso could affect our future earnings. There have been no material changes from the information provided in Item 7A of our Annual Report on Form 10-K for the fiscal year ended September 28, 2002, other than as described above.

Forward Looking Statements

Statements of our intentions, beliefs, expectations or predictions for the future, denoted by the words “anticipate”, “believe”, “estimate”, “expect”, “project”, “imply”, “intend”, “foresee” and similar expressions, are forward-looking statements that reflect our current views about future events and are subject to risks, uncertainties and assumptions. Such risks, uncertainties and assumptions include the following:

•	Matters affecting the poultry industry generally, including fluctuations in the commodity prices of feed ingredients, chicken and turkey;

•	Disease outbreaks affecting the production performance and/or marketability of the Company’s poultry products;

•	Contamination of our products, which can lead to product liability claims and product recalls;

•	Exposure to risks related to product liability, product recalls, property damage and injuries to persons, for which insurance coverage is expensive, limited and potentially inadequate;

•	Management of our cash resources, particularly in light of our substantial leverage;

•	Restrictions imposed by, and as a result of, our substantial leverage;

•	Currency exchange rate fluctuations, trade barriers, exchange controls, expropriation and other risks associated with foreign operations;

•	Changes in laws or regulations affecting our operations, as well as competitive factors and pricing pressures;

•	Inability to effectively integrate any acquisitions, including the pending acquisition of ConAgra’s chicken division, or realize the associated anticipated cost savings and operating synergies; and

•	The impact of uncertainties of litigation as well as other risks described herein and under “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Actual results could differ materially from those projected in these forward-looking statements as a result of these factors, among others, many of which are beyond our control.

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES
June 28, 2003

In making these statements, we are not undertaking, and specifically decline to undertake, any obligation to address or update each or any factor in future filings or communications regarding our business or results, and we are not undertaking to address how any of these factors may have caused changes to information contained in previous filings or communications. Although we have attempted to list comprehensively these important cautionary risk factors, we must caution investors and others that other factors may in the future prove to be important and affecting our business or results of operations.

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman (the Company’s Principal Executive Officer) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures within 90 days of the filing date of this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s management, including the Chairman and CFO, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In August of 2000, four of our current and/or former employees filed the case of “Betty Kennell, et al. v. Wampler Foods, Inc.” in the United States District Court for the Northern District of West Virginia, claiming we violated requirements of the Fair Labor Standards Act. The suit alleged that the Company failed to pay employees for all hours worked. The suit generally alleged that (1) employees should be paid for time spent to put on, take off and clean certain personal gear at the beginning and end of their shifts and breaks, and (2) the use of a master time card or production “line” time fails to pay employees for all time actually worked. Plaintiffs seek to recover unpaid wages plus liquidated damages and legal fees. Approximately 150 consents to join as plaintiffs were filed with the court by current and/or former employees. No trial date has been set. The court has conditionally approved class certification for hourly production employees in second processing for processing plants in our Eastern Division. To date, only limited discovery has been performed. Neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to this case can be determined at this time. We do not expect this matter, individually or collectively, to have a material impact on our financial position, operations or liquidity.

On August 20, 1999, the former WLR Foods brought legal action as a plaintiff in an antitrust lawsuit filed in the U.S. District Court in Washington D.C. alleging a world-wide conspiracy by approximately 34 named defendants to control production capacity and raise prices of common vitamins such as A, B-4, C and E. The Company joined this lawsuit with respect to vitamin purchases not included in the Company’s previous settlement with the named defendants as a member of a class action lawsuit settled in fiscal 2000. The Company, individually and as

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES
June 28, 2003

successor to WLR Foods in this suit, received $0.4 million and $24.4 million in the three months and the nine months ended June 28, 2003, respectively, in partial settlement of its claims. (See Note B-Significant Events, for source and accounting treatment of the settlements.) To date, claims related to approximately 81% of the WLR Foods affected vitamin purchases have been settled by or on behalf of the former WLR Foods, which settlements have resulted in payments to the Company and the former WLR Foods of $32.4 million. No assurances can be made regarding the likelihood or timing of future settlements or whether or not future recoveries, if any, on the remaining 19% of the vitamin purchases covered by the suit will be proportionally less than, equal to or greater than these previous recovery amounts.

On June 7, 2001, the Company brought legal action as a plaintiff in an antitrust lawsuit filed in the U.S. District Court in San Francisco alleging a world-wide conspiracy by defendant suppliers and producers of methionine to control production capacity and raise prices of methionine. The Company estimates that it was overcharged by approximately $50.0 million, which includes purchases made by the former WLR Foods, in connection with the alleged conspiracy. The Company, individually and as successor to WLR Foods in this suit, received $17.2 million and $30.8 million in the three months and nine months ended June 28, 2003, respectively, in partial settlement of its claims. (See Note B-Significant Events, for source and accounting treatment of the settlements.) To date, claims related to approximately 100% of the purchases have been settled by the Company and the Company does not anticipate any further recoveries under this suit.

On July 1, 2002, three individuals, on behalf of themselves and a putative class of chicken growers, filed their original class action complaint against the Company in the United States District Court for the Eastern District of Texas, Texarkana Division. The case is styled “Cody Wheeler, et al. vs. Pilgrim’s Pride Corporation”. The complaint alleges that the Company violated the Packers and Stockyards Act (7 U.S.C. Section 192) and breached fiduciary duties allegedly owed to the plaintiff growers. The plaintiffs also brought individual actions under the Packers and Stockyards Act alleging common law fraud, negligence, breach of fiduciary duties and breach of contract. On July 29, 2002, we filed our Motion to Dismiss. Upon the filing of the motion, the plaintiffs entered into an agreement to stay any certification of the class pending the outcome of the trial of the three plaintiffs, Cody Wheeler, Don Davis and Davey Williams. On March 14, 2003, the court entered an order dismissing the plaintiffs’ claims of breach of fiduciary duty and negligence. The plaintiffs also dropped the charges of fraud prior to the entering of the order by the court. We also filed a Motion to Transfer Venue on August 19, 2002, and the plaintiffs filed a Motion for Preliminary Injunction to prohibit any alleged retaliation against the growers. The court denied our Motion to Transfer Venue on March 14, 2003, and the case will remain in the Eastern District of Texas, Texarkana Division. The court also denied the plaintiffs’ Motion for Preliminary Injunction on March 3, 2003. Discovery is in the initial phases in this case. We intend to defend vigorously both certification of the case as a class action should we not prevail in the trial of the three plaintiffs and questions concerning ultimate liability and damages, if any. Neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to this case can be determined at this time. The Company does not expect this matter to have a material impact on our financial position, operations or liquidity.

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES
June 28, 2003

As further discussed in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-“Results of Operations”, in October 2002 a limited number of USDA environmental samples from the Company’s Franconia, Pennsylvania plant tested positive for Listeria. As a result, we voluntarily recalled all cooked deli products produced at the plant from May 1, 2002 through October 11, 2002. No illnesses associated with the Listeria strain in a Northeastern outbreak have been linked to any of our products and no products of the Company have tested positive for the outbreak strain. As a result of the recall, on November 4, 2002, an individual who allegedly consumed our meat products filed a putative class action lawsuit in the Philadelphia County Court of Common Pleas in the Commonwealth of Pennsylvania. The plaintiff allegedly contracted Listeriosis. The case was styled “Frank Niemtzow, individually and on behalf of all others similarly situated v. Pilgrim’s Pride Corporation and Wampler Foods, Inc.” The complaint sought recovery on behalf of a putative class of all persons that purchased and/or consumed meat products manufactured at the Company’s Franconia, Pennsylvania facility between May 1, 2002 and October 11, 2002, who have suffered an injury. This putative class sought to include all individuals who have suffered Listeriosis and symptoms of Listeriosis and other medical injuries. The plaintiff also sought to represent a putative class of all persons that purchased and/or consumed meat products manufactured at the Company’s Franconia, Pennsylvania facility between May 1, 2002 and October 11, 2002, who have not suffered any personal injury. The complaint sought compensatory and punitive damages under theories of negligence, alleged violation of the Pennsylvania Unfair Trade Practices Act and Consumer Protection Law, strict liability in tort, and unjust enrichment. On December 6, 2002, the Company filed its Petition for Removal to Federal court transferring this matter to the United States District Court for the Eastern District of Pennsylvania. The plaintiff filed a Motion to Remand to State Court on January 6, 2003. The Company timely filed its response. In addition, on January 13, 2003, the Company filed its Motion to Dismiss the plaintiff’s class action complaint. On March 25, 2003, the plaintiffs voluntarily dismissed the lawsuit.

On April 17, 2003, the Company learned that a product liability lawsuit, “Lawese Drayton, Individually and as Personal Representative of the Estate of Raymond Drayton, deceased, Plaintiff, v. Pilgrim’s Pride Corporation, Jack Lambersky Poultry Company, Inc. DBA JL Foods Co, Inc., Defendants”, was filed against the Company in the United States District Court for the Eastern District of Pennsylvania on April 15, 2003. The Company has been served with summons and a copy of the complaint. A response to the complaint is being prepared and is expected to be completed within the month of July 2003. The Company believes that it has meritorious defenses to this claim, and it intends to assert a vigorous defense to the litigation. Neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to this case can be determined at this time. After considering our available insurance coverage, we do not expect this matter to have a material impact on its financial position, operations, or liquidity.

The Company has recently been named as a defendant in a lawsuit entitled, Laron Harvey, by his mother and natural guardian, Shakandra Hampton, and Shakandra Hampton in her own right v. Pilgrim’s Pride Corporation, et al., filed in the Pennsylvania Court of Common Pleas and removed to the U.S. District Court for the Eastern District of Pennsylvania in Philadelphia under Court No. 03-3500. The complaint names both the Company and Jack Lambersky Poultry Company, Inc. as defendants. The plaintiff claims that, on August 19, 2002, Laron Harvey was

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES
June 28, 2003

born nine weeks prematurely as a direct result of his mother’s having contracted Listeria monocytogenes. Plaintiff is alleging certain injuries, severe developmental delay, respiratory distress syndrome, esophageal reflux, necrotizing enterocolitis, and pulmonary heart valve disorder, among other illnesses and ailments. A motion to dismiss certain counts of the complaint has been filed on the Company’s behalf. The Company believes that it has meritorious defenses to this claim and it intends to assert a vigorous defense to the litigation. Neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to this case can be determined at this time. After considering our available insurance coverage, we do not expect this matter to have a material impact on its financial position, operations, or liquidity.

The Company is subject to various other legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES
June 28, 2003

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibit Number

10.1	Amendment No. 3 dated as of July 18, 2003 to Receivables Purchase Agreement dated as of June 26, 1998 between Pilgrim’s Pride Funding Corporation (“Seller”), Pilgrim’s Pride Corporation as initial Servicer, Fairway Finance Corporation (as successor in interest to Pooled Accounts Receivable Capital Corporation) (“Purchaser”) and Harris Nesbitt Corporation as agent for the purchaser.

10.2	Stock Purchase Agreement dated June 7, 2003, by and between Pilgrim’s Pride Corporation and ConAgra Foods, Inc (incorporated by reference from Exhibit 99.2 of the Company’s Current Report on Form 8-K dated June 7, 2003)

10.3	Exhibit 1.1(a) to the Stock Purchase Agreement – Applicable Accounting Principles (incorporated by reference from Exhibit 99.3 of the Company’s Current Report on Form 8-K dated June 7, 2003)

10.4	Exhibit 1.1(b) to the Stock Purchase Agreement – Business Facilities (incorporated by reference from Exhibit 99.4 of the Company’s Current Report on Form 8-K dated June 7, 2003)

10.5	Exhibit 1.1(c) to the Stock Purchase Agreement – ConAgra Supply Agreement (incorporated by reference from Exhibit 99.5 of the Company’s Current Report on Form 8-K dated June 7, 2003)

10.6	Exhibit 1.1(d) to the Stock Purchase Agreement – Environmental License Agreement (incorporated by reference from Exhibit 99.6 of the Company’s Current Report on Form 8-K dated June 7, 2003)

10.7	Exhibit 1.1(f) to the Stock Purchase Agreement – Molinos Supply Agreement (incorporated by reference from Exhibit 99.7 of the Company’s Current Report on Form 8-K dated June 7, 2003)

10.8	Exhibit 1.1(g) to the Stock Purchase Agreement – Montgomery Supply Agreement (incorporated by reference from Exhibit 99.8 of the Company’s Current Report on Form 8-K dated June 7, 2003)

10.9	Exhibit 1.1(i) to the Stock Purchase Agreement – Registration Rights Agreements (incorporated by reference from Exhibit 99.9 of the Company’s Current Report on Form 8-K dated June 7, 2003)

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES
June 28, 2003

10.10	Exhibit 1.1(k) to the Stock Purchase Agreement – Subordinated Promissory Note (incorporated by reference from Exhibit 99.10 of the Company’s Current Report on Form 8-K dated June 7, 2003)

10.11	Exhibit 1.1(m) to the Stock Purchase Agreement – Transition Trademark License Agreement (incorporated by reference from Exhibit 99.11 of the Company’s Current Report on Form 8-K dated June 7, 2003)

10.12	Exhibit 1.1(n) to the Stock Purchase Agreement – Voting Agreement (incorporated by reference from Exhibit 99.12 of the Company’s Current Report on Form 8-K dated June 7, 2003)

10.13	Exhibit 9.2.1 to the Stock Purchase Agreement – Amendment to Buyer’s

99.13	Certificate of Incorporation (incorporated by reference from Exhibit of the Company’s Current Report on Form 8-K dated June 7, 2003)

10.14	Exhibit 9.4.3 to the Stock Purchase Agreement – Retained Assets (incorporated by reference from Exhibit 99.14 of the Company’s Current Report on Form 8-K dated June 7, 2003)

10.15	Agricultural Lease between Pilgrim’s Pride Corporation (Lessor) and Patrick W. Pilgrim (Tenant) dated May 1, 2003.

99.1	Certification of the Chairman of the Board and Principal Executive Officer of Pilgrim’s Pride Corporation

99.2	Certification of the Chief Financial Officer of Pilgrim’s Pride Corporation

     (b)  Reports on Form 8-K

     The Company filed a Current Report on Form 8-K on June 9, 2003, to report the signing of the acquisition agreement with ConAgra Foods, Inc.

     The Company filed a Current Report on Form 8-K on April 24, 2003, to furnish the transcript of a conference call conducted by the Company pursuant to the “Item 12. Results of Operations and Financial Condition”, in accordance with SEC Release No, 33-8216.

     The Company filed a Current Report on Form 8-K on April 16, 2003, to furnish certain financial statements as well as exhibits pursuant to “Item 12. Results of Operations and Financial Condition”, in accordance with SEC Release No. 33-8216.

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES
June 28, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PILGRIM’S PRIDE CORPORATION

Date: July 22, 2003	/s/ Richard A. Cogdill Richard A. Cogdill Executive Vice President, Chief Financial Officer, Secretary and Treasurer

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES
June 28, 2003

CERTIFICATIONS

I, Lonnie “Bo” Pilgrim, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Pilgrim’s Pride Corporation;

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

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	July 22, 2003	/s/ Lonnie “Bo” Pilgrim Lonnie “Bo” Pilgrim Chairman of the Board Principal Executive Officer

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES
June 28, 2003

CERTIFICATIONS

I, Richard A. Cogdill, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Pilgrim’s Pride Corporation;

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

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	July 22, 2003	/s/ Richard A. Cogdill Richard A. Cogdill Chief Financial Officer

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES
June 28, 2003

EXHIBIT INDEX

10.1	Amendment No. 3 dated as of July 18, 2003 to Receivables Purchase Agreement dated as of June 26, 1998 between Pilgrim’s Pride Funding Corporation (“Seller”), Pilgrim’s Pride Corporation as initial Servicer, Fairway Finance Corporation (as successor in interest to Pooled Accounts Receivable Capital Corporation) (“Purchaser”) and Harris Nesbitt Corporation as agent for the purchaser.

10.2	Stock Purchase Agreement dated June 7, 2003 by and between Pilgrim’s Pride Corporation and ConAgra Foods, Inc, (incorporated by reference from Exhibit 99.2 of the Company’s Current Report on Form 8-K dated June 7, 2003)

10.3	Exhibit 1.1(a) to the Stock Purchase Agreement – Applicable Accounting Principles (incorporated by reference from Exhibit 99.3 of the Company’s Current Report on Form 8-K dated June 7, 2003)

10.4	Exhibit 1.1(b) to the Stock Purchase Agreement – Business Facilities (incorporated by reference from Exhibit 99.4 of the Company’s Current Report on Form 8-K dated June 7, 2003)

10.5	Exhibit 1.1(c) to the Stock Purchase Agreement – ConAgra Supply Agreement (incorporated by reference from Exhibit 99.5 of the Company’s Current Report on Form 8-K dated June 7, 2003)

10.6	Exhibit 1.1(d) to the Stock Purchase Agreement – Environmental License Agreement (incorporated by reference from Exhibit 99.6 of the Company’s Current Report on Form 8-K dated June 7, 2003)

10.7	Exhib Exhibit 1.1(f) to the Stock Purchase Agreement – Molinos Supply Agreement (incorporated by reference from Exhibit 99.7 of the Company’s Current Report on Form 8-K dated June 7, 2003)

10.8	Exhibit 1.1(g) to the Stock Purchase Agreement – Montgomery Supply Agreement (incorporated by reference from Exhibit 99.8 of the Company’s Current Report on Form 8-K dated June 7, 2003)

10.9	Exhibit 1.1(i) to the Stock Purchase Agreement – Registration Rights Agreements (incorporated by reference from Exhibit 99.9 of the Company’s Current Report on Form 8-K dated June 7, 2003)

10.10	Exhibit 1.1(k) to the Stock Purchase Agreement – Subordinated Promissory Note (incorporated by reference from Exhibit 99.10 of the Company’s Current Report on Form 8-K dated June 7, 2003)

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES
June 28, 2003

10.11	Exhibit 1.1(m) to the Stock Purchase Agreement – Transition Trademark License Agreement (incorporated by reference from Exhibit 99.11 of the Company’s Current Report on Form 8-K dated June 7, 2003)

10.12	Exhibit 1.1(n) to the Stock Purchase Agreement – Voting Agreement (incorporated by reference from Exhibit 99.12 of the Company’s Current Report on Form 8-K dated June 7, 2003)

10.13	Exhibit 9.2.1 to the Stock Purchase Agreement – Amendment to Buyer’s Certificate of Incorporation (incorporated by reference from Exhibit 99.13 of the Company’s Current Report on Form 8-K dated June 7, 2003)

10.14	Exhibit 9.4.3 to the Stock Purchase Agreement – Retained Assets (incorporated by reference from Exhibit 99.14 of the Company’s Current Report on Form 8-K dated June 7, 2003)

10.15	Agricultural Lease between Pilgrim’s Pride Corporation (Lessor) and Patrick W. Pilgrim (Tenant) dated May 1, 2003.

99.1	Certification of the Chairman of the Board and Principal Executive Officer of Pilgrim’s Pride Corporation.

99.2	Certification of the Chief Financial Officer of Pilgrim’s Pride Corporation