Form 10-Q/A
period 2002-12-28
PILGRIMS PRIDE CORP
filed 2003-08-12
CIK 802481

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                          to

Commission file number 1-9273

PILGRIM’S PRIDE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	75-1285071
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

110 South Texas	75686-0093
Pittsburg, Texas	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code (903) 855-1000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☑  No  ☐

27,589,250 shares of the Registrant’s Class B Common Stock, $.01 par value, were outstanding as of January 21, 2003.

13,523,429 shares of the Registrant’s Class A Common Stock, $.01 par value, were outstanding as of January 21, 2003.

INTRODUCTORY NOTE

We filed our original Quarterly Report on Form 10-Q for the quarter ended December 28, 2002 with the Securities and Exchange Commission on January 21, 2003. This Amendment No. 1 to the Quarterly Report on Form 10-Q/A is being filed for the purposes of filing Exhibit 10.4. The remainder of the Form 10-Q, as previously filed, is unchanged.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibit Number

10.1

First Amendment to the Revolving Credit Agreement made as of September 7, 2001 by and between Grupo Pilgrim’s Pride Funding S. de R.L. de C.V., Comerica Bank Mexico, S.A., Institucion de Banca Multiple dated as of
June 28, 2002. *

10.2

Second Amendment to the Revolving Credit Agreement made as of September 7, 2001 by and between Grupo Pilgrim’s Pride Funding S. de R.L. de C.V., Comerica Bank Mexico, S.A., Institucion de Banca Multiple dated as of
September 10, 2002. *

10.3

Third Amendment to the Revolving Credit Agreement made as of September 7, 2001 by and between Grupo Pilgrim’s Pride Funding S. de R.L. de C.V., Comerica Bank Mexico, S.A., Institucion de Banca Multiple dated as of
December 13, 2002 *

10.4	Third Amendment to Amended and Restated Credit Agreement made as of October 17, 2002 by and among the Company, CoBank, ACB, individually and as agent for the benefit of the present and future lenders, Farm Credit Services of America, FLCA, individually and as co-arranger, and the lenders parties thereto individually **

* Previously filed
**Filed herewith

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

PILGRIM’S PRIDE CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pilgrim’s Pride Corporation
(Registrant)
Date: August 12, 2003	By:	/s/ Richard A. Cogdill
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

Date: August 12, 2003	/s/ Lonnie “Bo” Pilgrim

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

Date: August 12, 2003	/s/ Richard A. Cogdill
Richard A. Cogdill Chief Financial Officer