Form 10-K/A
period 2002-09-28
PILGRIMS PRIDE CORP
filed 2003-10-31
CIK 802481

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A-1

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 28, 2002

Commission File number 1-9273

PILGRIM’S PRIDE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	75-1285071
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 South Texas, Pittsburg, TX	75686-0093
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (903) 855-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Class A Common Stock, Par Value $0.01	New York Stock Exchange

Class B Common Stock, Par Value $0.01	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes ☒  No ☐

The aggregate market value of the Registrant’s Class B Common Stock, $0.01 par value, and Class A Common Stock, $0.01 par value, held by non-affiliates of the Registrant as of December 2, 2002, was $85,088,774 and $28,502,342, respectively. For purposes of the foregoing calculation only, all directors, executive officers and 5% beneficial owners have been deemed affiliates.

27,589,250 shares of the Registrant’s Class B Common Stock, $.01 par value, were outstanding as of December 2, 2002.

13,523,429 shares of the Registrant’s Class A Common Stock, $.01 par value, were outstanding as of December 2, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for the annual meeting of stockholders to be held January 29, 2003 are incorporated by reference into Part III.

EXPLANATORY NOTE

Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, Pilgrim’s Pride Corporation hereby amends its Annual Report on Form 10-K for the year ended September 28, 2002 to respond to certain comments of the Securities and Exchange Commission (“SEC”), none of which affected net income or net income per share as previously reported. In order to preserve the nature and character of the disclosures as originally filed, except as specifically discussed in this Amendment No. 1 to the Annual Report on Form 10-K/A, no attempt has been made to modify or update such disclosures for events which occurred subsequent to the original filing on December 6, 2002. Accordingly, this Amendment No. 1 to the Annual Report on Form 10-K/A should be read in conjunction with Pilgrim’s subsequent filings with the SEC.

PILGRIM’S PRIDE CORPORATION

FORM 10-K

PART I

Item 1.    Business

General

Overview and Recent Developments.

The Company, which was incorporated in Texas in 1968 and reincorporated in Delaware in 1986, is the successor to a partnership founded in 1946 as a retail feed store. Over the years, the Company grew through both internal growth and various acquisitions of farming operations and chicken processors. We are the second largest producer of poultry in both the United States and Mexico and have one of the best known brand names in the poultry industry. In the United States, we produce both prepared and fresh chicken and turkey, while in Mexico, we exclusively produce fresh chicken. Through vertical integration, we control the breeding, hatching and growing of chickens and turkeys and the processing, preparation, packaging and sale of our product lines, which we believe has made us one of the highest quality, lowest-cost producers of poultry in North America. We have consistently applied a long-term business strategy of focusing our growth efforts on the higher-value, higher-margin prepared foods products and have become a recognized industry leader in this market segment. Accordingly, our sales efforts have traditionally been targeted to the foodservice industry, principally chain restaurants and food processors. We have continually made investments to ensure that our prepared foods capabilities remain state-of-the-art and have complemented these investments with a substantial and successful research and development effort. In fiscal 2002, we sold 2.7 billion pounds of dressed chicken and 374.3 million pounds of dressed turkey and generated net sales of $2.5 billion. In fiscal 2002, our U.S. operations accounted for 86.5% of our net sales, with the remaining 13.5% arising from our Mexico operations.

On January 27, 2001, we acquired WLR Foods, Inc. (formerly Nasdaq: WLRF), (which is referred to herein as, our Eastern Division) for approximately $239.5 million and the assumption of approximately $45.5 million of indebtedness. The acquisition was accounted for under the purchase method of accounting and the purchase price was allocated based on the estimated fair value of assets and liabilities. WLR Foods’ operations have been included in our financial results since the acquisition on January 27, 2001. WLR Foods was the seventh largest poultry company in the United States with $836.9 million of revenue in calendar year 2000. The WLR Foods acquisition provided us with (1) chicken processing facilities in the eastern United States, where we previously had no facilities, enabling us to deliver poultry products within one day to markets accounting for approximately 40% of the U.S. population; (2) significant opportunities to realize synergies between WLR Foods and our pre-existing chicken operations; and (3) diversification of our revenue stream into the $8 billion turkey industry, where we can capitalize on our prepared foods processing expertise. Currently, our Eastern Division’s chicken sales mix consists mostly of lower margin fresh chicken products. However, we intend to convert more of our Eastern Division chicken sales into higher margin, fresh and prepared chicken products in the years to come. By consistent and continued application of our long-term business strategy to both our recently acquired Eastern Division and our existing fresh chicken mix, we believe that our overall product mix will return to the levels existing prior to the WLR Foods acquisition in subsequent years.

Since the acquisition of WLR Foods, our Eastern Division, which consists of the former WLR Foods’ operations, has been affected by two significant unexpected challenges. First, on March 12, 2002 an outbreak of low-pathogenic avian influenza, a disease contagious to turkey, chicken and other birds, was discovered in Virginia. During fiscal 2002, we estimate that our operating income was negatively impacted by approximately $26.0 million due to the negative impact of the avian influenza. As of September 28, 2002, poultry growers and producers have destroyed approximately 4.7 million head of poultry affected as a result of the virus. Turkeys represent approximately 70.0% of the destroyed poultry, with chickens representing approximately 30.0%. Approximately one-half of the turkeys and approximately three-quarters of the chickens destroyed by the poultry industry in Virginia belonged to the Company. No new flocks have tested positive for the presence of avian influenza in Virginia since July 2, 2002. We currently estimate that production in our turkey operation will be significantly reduced over the next six months due to the effects of this viral outbreak. As a result of this lower production output in our turkey operation, we anticipate that operating income from our turkey operation will decrease for the first six months of fiscal 2003 by approximately $8.0 to $14.0 million, when compared to the first six months of fiscal 2002, assuming the outbreak of avian influenza has been contained. On June 19, 2002, U.S. Secretary of Agriculture Ann Veneman proposed to the Office of Management and Budget that the U.S. Department of Agriculture (USDA) cover one-half of the total estimated economic loss suffered by the poultry industry and independent growers in Virginia due to the avian influenza outbreak. Secretary Veneman also recommended that the government of Virginia cover the remaining portion. It is our understanding that, as part of her proposal, Secretary Veneman is suggesting that independent chicken and turkey growers are to be fully compensated for their losses first and that the remainder is to be allocated to other poultry producers (including us) whose flocks were destroyed by the virus. On November 4, 2002 the Department of Agriculture made public their estimate of total federal compensation at $51 million, with growers being compensated $13.9 million and owners being compensated $37.1 million. No assurance can be given as to the amount of federal compensation that we may receive or that any state agencies will in fact provide further economic assistance to the poultry growers and producers affected by the avian influenza outbreak in Virginia. No anticipated recoveries have been recorded by us as our portion of the compensation has not yet been determined. In the event that state agencies do decide to grant economic assistance to the affected poultry growers and producers, it is impossible at this time to estimate how the state agencies would allocate any such assistance between affected poultry growers and producers whose flocks were destroyed by the virus.

The second challenge faced by our Eastern Division was the voluntary nationwide recall of certain cooked deli products produced at our Franconia, Pennsylvania facility. A turkey pastrami product sample – one sample from one lot from one day’s production, taken on August 14, 2002 – tested positive for Listeria, prompting us to voluntarily recall 295,000 pounds of product on October 9, 2002. According to the Food Safety and Inspection Service, (FSIS), testing indicated that the particular strain of Listeria found in this single product sample was not the same as that involved in a Northeastern outbreak of illnesses and deaths resulting from listeriosis. However, we later received information from the USDA suggesting that environmental samples (not product samples) taken at the facility on October 3 and 4, 2002 had tested positive for both the strain of Listeria which prompted the August 14, 2002 recall and a strain having characteristics similar to those of the strain identified in a Northeastern outbreak. We immediately, and voluntarily, expanded the recall to extend to cooked deli products produced from May 1, 2002 through October 11, 2002. As an additional precautionary measure, we immediately suspended operations at our Franconia facility to redouble our food safety and sanitation efforts. No illnesses associated with the Listeria strain in a Northeastern outbreak have been linked to any of our products, and our Franconia facility has been reviewed and inspected by the USDA and was reopened on November 13, 2002. The amount of product covered by the recall was approximately 7% of our annual turkey production and less than 1% of our total poultry production. We carry insurance designed to cover the direct recall related expenses and certain aspects of the related business interruption caused by the recall, and subject to the insurer’s reservation of rights with respect to coverage defenses that could be asserted if their investigation uncovered facts supportive of these defenses, we have received a $4 million advance payment from our insurer with respect to the product recall claim. The Company believes that the recall and its direct effects will not have a material impact on our financial position and results of operations after considering available insurance coverage. However, there will be differences between the accounting periods in which certain recall effects are realized and when insurance recoveries are received and there can be no assurances as to the Company’s ability to re-establish the products and sales affected by the recall.

Strategy.

Our objectives are (1) to increase sales, profit margins and earnings and (2) outpace the growth of, and maintain our leadership position in, the poultry industry. To achieve these goals, we plan to continue to pursue the following strategies:

•

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

•	Emphasize customer-driven research and technology. We have a long-standing reputation for customer-driven research and development in designing new products and implementing advanced processing technology. This enables us to better meet our customers’ changing needs for product innovation, consistent quality and cost efficiency. In particular, customer-driven research and development is integral to our growth strategy for the prepared foods market in which customers continue to place greater importance on value-added services. Our research and development personnel often work directly with institutional customers in developing products for these customers, which we believe helps promote long-term relationships. We estimate that approximately $300 million, or 27%, of our chicken sales to foodservice customers in fiscal 2002 consisted of new products, which were not sold by us in fiscal 1998.

•	Enhance U.S. fresh chicken profitability through value-added, branded products. Our U.S. fresh chicken sales accounted for $706.8 million, or 42.9%, of our U.S. chicken sales for fiscal 2002. In addition to maintaining the sales of mature, traditional fresh chicken products, our strategy is to shift the mix of our U.S. fresh chicken products by continuing to increase sales of higher margin, faster growing products, such as marinated chicken and chicken parts and to continually shift portions of this product mix into the higher value and margin prepared chicken products, particularly in our Eastern Division. Much of our fresh chicken products are sold under the Pilgrim’s Pride® brand name, which is one of the best known brands in the chicken industry.

•	Improve operating efficiencies and increase capacity on a cost-effective basis. As production and sales grow, we continue to focus on improving operating efficiencies by investing in state-of-the-art technology, processes and training and our total quality management program. Specific initiatives include:

•	standardizing lowest-cost production processes across our various facilities;

•	centralizing purchasing and other shared services; and

•	upgrading technology where appropriate.

In addition, we have a proven history of increasing capacity while improving operating efficiencies at acquired properties both in the U.S. and Mexico. As a result, according to industry data, since 1993 we have consistently been one of the lowest cost producers of chicken in the U.S., and we also believe we are one of the lowest cost producers of chicken in Mexico.

•	Continue to penetrate the growing Mexican market. We seek to leverage our leading market position and reputation for freshness and quality in Mexico by focusing on the following four objectives:

•	to be one of the most cost-efficient producers and processors of chicken in Mexico by applying technology and expertise utilized in the U.S.;

•	to continually increase our distribution of higher margin, more value-added products to national retail stores and restaurants;

•	to continue to build and emphasize brand awareness and capitalize on Mexican consumers’ preference for branded products and their insistence on freshness and quality; and

•	to ensure that, if Mexican tariffs on imported chicken are eliminated as scheduled under NAFTA in January 2003, a significant portion of the chicken imported from the U.S. will be distributed through our existing and planned distribution facilities. We believe the location of our U.S. operations in the Southwest gives us a strategic advantage to capitalize on exports of U.S. chicken to Mexico.

•	Leverage our recently acquired turkey operations. We seek to take advantage of our leading market position and reputation as a high quality, high service provider of chicken products to purchasers of turkey products by focusing on the following four objectives:

•	to cross-sell prepared turkey products to existing chicken customers;

•	to develop new and innovative prepared turkey products by capitalizing on our research and development expertise;

•	to improve operating efficiencies in our turkey operations by applying proven management methodologies and techniques employed historically in our chicken operations; and

•	to capitalize on the unique opportunity to establish, develop and market turkey products under the Pilgrim’s Pride® brand name.

•	Capitalize on export opportunities. We intend to continue to focus on international opportunities to complement our U.S. poultry operations and capitalize on attractive export markets. According to the USDA, the export of U.S. poultry products has grown 26.7% for chicken and decreased 19.5% for turkey from 1997 through 2001. We believe that U.S. poultry exports will grow as worldwide demand increases for high-grade, low-cost protein sources. According to USDA data, the export market is expected to grow at 11.1% and 8.9% for chicken and turkey, respectively, from 2001 to 2006. Historically, we have targeted international markets to generate additional demand for our chicken and turkey dark meat, which is a natural by-product of our U.S. operations given our concentration on prepared foods products and the U.S. customers’ general preference for white meat. As part of this initiative, we have created a significant international distribution network into several markets, including Mexico, which we now utilize not only for dark meat distribution, but also for various higher margin prepared foods and other poultry products. We utilize both a direct international sales force and export brokers. Our key international markets include Canada, Mexico, Eastern Europe including Russia, and the Far East. We believe that we have substantial opportunities to expand our sales to these markets by capitalizing on direct international distribution channels supplemented by our existing export broker relationships. Exports and other chicken and turkey products accounted for approximately 5.5% of our net sales in fiscal 2002.

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

(2)    Fresh chicken, which is refrigerated (non-frozen) whole or cut-up chicken sold to the foodservice industry either pre-marinated or non-marinated. Fresh chicken also includes prepackaged chicken, which includes various combinations of freshly refrigerated, whole chickens and chicken parts in trays, bags or other consumer packs labeled and priced ready for the retail grocer’s fresh meat counter.

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

	Fiscal Year Ended
	Sept. 28, 2002	Sept. 29, 2001(a)	Sept. 30, 2000	Oct. 2, 1999	Sept. 26, 1998
	(52 weeks)	(52 weeks)	(52 weeks)	(53 weeks)	(52 weeks)
U.S. Chicken Sales:	(in thousands)
Prepared Foods:
Foodservice	$659,856	$632,075	$589,395	$527,732	$418,160
Retail	158,299	103,202	47,655	28,079	46,335

Total Prepared Foods(b)	818,155	735,277	637,050	555,811	464,495
Fresh Chicken:
Foodservice	448,376	387,624	202,192	205,968	220,804
Retail	258,424	224,693	148,977	163,387	162,283

Total Fresh Chicken(b)	706,800	612,317	351,169	369,355	383,087
Export and Other:
Prepared Foods(b)	30,528	18,912	4,595	1,030	2,301
Other Chicken	93,575	105,834	57,573	37,300	64,469

Total Export and Other	124,103	124,746	62,168	38,330	66,770

Total U.S. Chicken(b)	1,649,058	1,472,340	1,050,387	963,496	914,352

Mexico Chicken Sales(c):	323,769	303,433	285,605	233,074	249,104

Total Chicken Sales	1,972,827	1,775,773	1,335,992	1,196,570	1,163,456

U.S. Turkey Sales:
Prepared Foods(d):
Foodservice	134,651	88,012	—	—	—
Retail	54,638	48,681	—	—	—

Total Prepared Foods	189,289	136,693	—	—	—
Fresh Turkey(d):
Foodservice	36,119	18,618	—	—	—
Retail	107,582	71,647	—	—	—

Total Fresh Turkey	143,701	90,265	—	—	—
Export and Other(d):
Prepared Foods	2,858	2,434	—	—	—
Other Turkey	12,270	9,443	—	—	—

Total Export and Other	15,128	11,877	—	—	—

Total U.S. Turkey Sales	348,118	238,835	—	—	—

Sales of Other Products:
United States	193,691	179,859	141,690	139,407	139,106
Mexico(c)	19,082	20,245	21,757	21,426	28,983

Total Sales of Other Products	212,773	200,104	163,447	160,833	168,089

Total Net Sales	$2,533,718	$2,214,712	$1,499,439	$1,357,403	$1,331,545

Total Chicken Prepared Foods	848,683	754,189	641,645	556,841	466,796
Total Turkey Prepared Foods	192,147	139,127	—	—	—

(a)	The acquisition of WLR Foods on January 27, 2001 has been accounted for as a purchase, and the results of operations for this acquisition have been included in our consolidated results of operations since the acquisition date.

(b)	In 2002 the Company identified certain products that were more properly classified in other categories and as a result, certain items previously classified under U.S. prepared foods and U.S. fresh chicken were reclassified into U.S. chicken export and other categories. Amounts by year were: $18.6 million, $19.1 million, $4.7 million, $1.1 million, and $2.3 million for the fiscal years 2002 to 1998, respectively.

(c)	In order to present additional classifications, items previously classified as Mexico chicken sales and were reclassified to export and other products, Amounts reclassified were: $19.1 million, $20.2 million, $21.8 million, $21.4 million and $29.0 million for the years 2002 to 1998, respectively.

(d)	In 2002 the Company identified certain products that were more properly classified in other categories and as a result, certain items previously classified under U.S. turkey prepared foods and U.S. fresh turkey were reclassified into the U.S. export and other categories. Net amounts reclassified to U.S. export and other were: $2.1 million in 2002 and $0.4 million in 2001.

The following table sets forth, since fiscal 1998, the percentage of net U.S. chicken and turkey sales attributable to each of our primary product lines and the markets serviced with those products. We based the table and related discussion on our internal sales reports and their classification of product types and customers.

	Fiscal Year Ended
	Sept. 28, 2002	Sept. 29, 2001	Sept. 30, 2000	Oct. 2, 1999	Sept. 26, 1998
U.S. Chicken Sales:
Prepared Foods:
Foodservice	39.9%	42.9%	56.2%	54.7%	45.7%
Retail	9.6	7.0	4.5	2.9	5.1

Total Prepared Foods	49.5	49.9	60.7	57.6	50.8

Fresh Chicken:
Foodservice	27.2	26.3	19.2	21.4	24.1
Retail	15.7	15.3	14.2	17.0	17.7

Total Fresh Chicken	42.9	41.6	33.4	38.4	41.8

Export and Other:
Prepared Foods	1.9	1.3	0.4	0.1	0.3
Other Chicken	5.7	7.2	5.5	3.9	7.1

Total Export and Other	7.6	8.5	5.9	4.0	7.4

Total U.S. Chicken	100.0%	100.0%	100.0%	100.0%	100.0%

Total Chicken Prepared Foods as a percentage of US Chicken	51.4%	51.2%	61.1%	57.7%	51.1%

U.S. Turkey Sales:
Prepared Foods:
Foodservice	38.7%	36.8%	—	—	—
Retail	15.7	20.4	—	—	—

Total Prepared Foods	54.4	57.2	—	—	—

Fresh Turkey:
Foodservice	10.4	7.8	—	—	—
Retail	30.9	30.0	—	—	—

Total Fresh Turkey	41.3	37.8	—	—	—

Export and Other:
Prepared Foods	0.8	1.0	—	—	—
Other Turkey	3.5	4.0	—	—	—

Total Export and Other	4.3	5.0	—	—	—

Total U.S. Turkey	100.0%	100.0%	—	—	—

Total Turkey Prepared Foods as a percentage of US Turkey	55.2%	58.2%	—	—	—

UNITED STATES

Product Types

Chicken Products

Prepared Foods Overview.    During fiscal 2002, $848.7 million, or 51.4%, of our U.S. chicken net sales were in prepared foods products to foodservice customers and retail distributors, as compared to $466.8 million in fiscal 1998. These numbers reflect the strategic focus for our growth. The market for prepared chicken products has experienced, and we believe will continue to experience, greater growth, higher average sales prices and higher margins than fresh chicken products. Also, the production and sale in the U.S. of prepared foods products reduce the impact of the costs of feed ingredients on our profitability. Feed ingredient costs are the single largest component of our chicken cost of goods sold, representing approximately 30% of our U.S. cost of goods sold for the year ended September 28, 2002. The production of feed ingredients is positively or negatively affected primarily by weather patterns throughout the world, the global level of supply inventories and demand for feed ingredients, and the agricultural policies of the United States and foreign governments. As further processing is performed, feed ingredient costs become a decreasing percentage of a product’s total production cost, thereby reducing their impact on our profitability. Products sold in this form enable us to charge a premium, reduce the impact of feed ingredient costs on our profitability and improve and stabilize our profit margins.

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

Most fresh chicken products are sold to established customers based upon certain weekly or monthly market prices reported by the USDA and other public price reporting services, plus a markup, which is dependent upon the customer’s location, volume, product specifications and other factors. We believe our practices with respect to sales of fresh chicken are generally consistent with those of our competitors. Prices of these products are negotiated daily or weekly and are generally related to market prices quoted by the USDA or other public reporting services.

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

Turkey Products

Since March 2002, our sales of turkey products have been negatively impacted by an outbreak of low-pathogenic avian influenza in Virginia in March 2002, that resulted in the destruction of a significant number of our turkey flocks. See further discussion in Item 7 Management’s Discussion and Analysis of Results of Operations and Financial Condition.

Prepared Foods Overview.    During fiscal 2002, $192.1 million, or 55.2%, of our U.S. turkey net sales were prepared turkey products sold to foodservice customers and retail distributors. Like the U.S. chicken markets, the market for prepared turkey products has experienced greater growth and higher margins than fresh turkey products and the production and sale of prepared turkey products reduce the impact of the costs of feed ingredients on our profitability. Feed ingredient costs are the single largest component of our turkey division cost of goods sold, representing approximately 30.0% of our turkey cost of goods sold in fiscal 2002. Similarly with the chicken business, as further processing is performed, feed ingredient costs become a decreasing percentage of a product’s total production cost, thereby reducing their impact on our profitability.

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

Most fresh turkey products are sold to established customers pursuant to agreements with varying terms that either set a fixed price or are subject to a market driven formula with some agreements based upon market prices reported by the USDA and other public price reporting services, plus a markup, which is dependent upon the customer’s location, volume, product specifications and other factors. We believe our practices with respect to sales of fresh turkey are generally consistent with those of our competitors with similar programs. Prices of these products are generally negotiated daily or weekly.

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

We believe Pilgrim’s Pride is well-positioned to be the primary or secondary supplier to many national and international chain restaurants who require multiple suppliers of chicken products. Additionally, we are well suited to be the sole supplier for many regional chain restaurants. Regional chain restaurants often offer better margin opportunities and a growing base of business.

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

Foodservice – Prepared Foods.    The majority of our sales to the foodservice market consist of prepared foods products. Our prepared chicken products sales to the foodservice market were $659.9 million in fiscal 2002 compared to $418.2 million in fiscal 1998, a compounded annual growth rate of approximately 12.1%. We attribute this growth in sales of prepared chicken products to the foodservice market to a number of factors:

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

Third, there is a strong need among larger foodservice companies for an alternative or additional supplier to our principal competitor in the prepared chicken products market. A viable alternative supplier must be able to ensure supply, demonstrate innovation and new product development and provide competitive pricing. We have been successful in our objective of becoming the alternative supplier of choice by being the primary or secondary prepared chicken products supplier to many large foodservice companies because:

•	We are vertically integrated, giving us control over our supply of chicken and chicken parts;

•	Our further processing facilities are particularly well suited to the high-volume production runs necessary to meet the capacity and quality requirements of the foodservice market; and

•	We have established a reputation for dependable quality, highly responsive service and excellent technical support.

Fourth, as a result of the experience and reputation developed with larger customers, we have increasingly become the principal supplier to mid-sized foodservice organizations.

Fifth, our in-house product development group follows a customer-driven research and development focus designed to develop new products to meet customers’ changing needs. Our research and development personnel often work directly with institutional customers in developing products for these customers. Approximately $300 million, or 27%, of our chicken sales to foodservice customers in fiscal 2002 consisted of new products which were not sold by us in fiscal 1998.

Sixth, we are a leader in utilizing advanced processing technology, which enables us to better meet our customers’ needs for product innovation, consistent quality and cost efficiency.

Foodservice – Fresh Chicken.    We produce and market fresh, refrigerated chicken for sale to U.S. quick-service restaurant chains, delicatessens and other customers. These chickens have the giblets removed, are usually of specific weight ranges, and are usually pre-cut to customer specifications. They are often marinated to enhance value and product differentiation. By growing and processing to customers’ specifications, we are able to assist quick-service restaurant chains in controlling costs and maintaining quality and size consistency of chicken pieces sold to the consumer.

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

We utilize numerous marketing techniques, including advertising, to develop and strengthen trade and consumer awareness and increase brand loyalty for consumer products marketed under the Pilgrim’s Pride® brand. Our founder, Lonnie “Bo” Pilgrim, is the featured spokesman in our television, radio and print advertising, and a trademark cameo of a person wearing a Pilgrim’s hat serves as the logo on all of our primary branded products. As a result of this marketing strategy, Pilgrim’s Pride® is a well-known brand name in several southwestern markets, including Dallas/Fort Worth, Houston and San Antonio, Texas, Oklahoma City, Oklahoma, Denver, Colorado, Phoenix, Arizona and Los Angeles and San Diego, California. We believe our efforts to achieve and maintain brand awareness and loyalty help to provide more secure distribution for our products. We also believe our efforts at brand awareness generate greater price premiums than would otherwise be the case in certain southwestern markets. We also maintain an active program to identify consumer preferences. The program primarily consists of testing new product ideas, packaging designs and methods through taste panels and focus groups located in key geographic markets.

Retail – Prepared Foods.    We sell retail-oriented prepared chicken products primarily to grocery store chains located in the midwestern, southwestern, western and, eastern regions of the U.S. Our prepared chicken products sales to the retail market were $158.3 million in fiscal 2002 compared to $46.3 million in fiscal 1998, a compounded annual growth rate of approximately 36.0%. We believe that our growth in this market segment will continue as retailers concentrate on offering more products which are quick, easy and convenient to prepare at home.

Retail – Fresh Chicken.    Our prepackaged retail products include various combinations of freshly refrigerated, whole chickens and chicken parts in trays, bags or other consumer packs labeled and priced ready for the retail grocer’s fresh meat counter. We believe the retail, prepackaged fresh chicken business will continue to be a large and relatively stable market, providing opportunities for product differentiation and regional brand loyalty.

Export and Other Chicken Products.    Our export and other chicken products, other than the prepared foods products, consist of whole chickens and chicken parts sold primarily in bulk, non-branded form either refrigerated to distributors in the U.S. or frozen for distribution to export markets. In the U.S., prices of these products are negotiated daily or weekly and are generally related to market prices quoted by the USDA or other public price reporting services. We also sell U.S.-produced chicken products for export to Canada, Mexico, Eastern Europe—including Russia, the Far East and other world markets. On March 10, 2002 Russia announced it was imposing a ban on the importing of U.S. poultry products. Russia accounted for approximately 35% of all U.S. poultry exports in 2001, or approximately 7% of the total U.S. poultry production. On April 10, 2002 Russia announced the lifting of the import ban. However, U.S. markets continue to be affected as Russia continues to restrict the import of U.S. poultry products. On September 15, 2002 new sanitary guidelines were established by Russia that requires veterinary specialists from the Agriculture Ministry of Russia to inspect and certify plants of U.S. poultry producers interested in exporting to Russia. We expect this certification process to be completed in calendar 2002 and expect that the industry will resume exporting these products into Russia shortly thereafter; however, once exports resume, there is no assurance that they will regain the levels existing prior to the March 10, 2002 ban. Historically, we have targeted international markets to generate additional demand for our chicken dark meat, which is a natural by-product of our U.S. operations given our concentration on prepared foods products and the U.S. customers’ general preference for white meat. We have also begun selling prepared chicken products for export to the international divisions of our U.S. chain restaurant customers. We believe that

U.S. chicken exports will continue to grow as worldwide demand increases for high-grade, low-cost protein sources. We also believe that worldwide demand for higher margin prepared foods products will increase over the next several years. Accordingly, we believe we are well positioned to capitalize on such growth. Also included in these categories are chicken by-products, which are converted into protein products sold primarily to manufacturers of pet foods.

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

We believe Pilgrim’s Pride is well-positioned to be the primary or secondary supplier to many national and international chain restaurants that require multiple suppliers of turkey products. Additionally, we are well suited to be the sole supplier for many regional chain restaurants.

We believe we have significant competitive strengths in terms of full-line product capabilities, high-volume production capacities, research and development expertise and extensive distribution and marketing experience relative to smaller and to non-vertically integrated producers.

Foodservice – Prepared Foods.    The majority of our turkey sales to the foodservice market consist of prepared turkey products. Our prepared turkey sales to the foodservice market were $134.7 million of our sales in fiscal 2002. We believe that future growth in this segment will be attributable to the factors described above relating to the growth of prepared chicken sales to the foodservice market.

Foodservice – Fresh Turkey.    We produce and market fresh, refrigerated and frozen turkey for sale to foodservice distributors, restaurant chains and other customers. These turkeys are usually of specific weight ranges, and are usually whole birds to customer specifications. They are often marinated to enhance value and product differentiation. Our semi-boneless turkey, unique to Pilgrim’s Pride, is becoming very popular with cruiselines and other customers where visual presentation of the whole turkey is critical.

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

We utilize numerous marketing techniques, including advertising, to develop and strengthen trade and consumer awareness and increase brand loyalty for consumer products marketed under the Pilgrim’s Pride® and Wampler® brands. We believe our efforts to achieve and maintain brand awareness and loyalty help to provide more secure distribution for our products. We also believe our efforts at brand awareness generate greater price premiums than would otherwise be the case in certain eastern markets. We also maintain an active program to identify consumer preferences. The program primarily consists of testing new product ideas, packaging designs and methods through taste panels and focus groups located in key geographic markets.

Retail – Prepared Foods.    We sell retail-oriented prepared turkey products primarily to grocery store chains located in the eastern U.S. We also sell these products to the wholesale club industry.

Retail – Fresh Turkey.    Our prepackaged retail products include various combinations of freshly refrigerated and frozen, whole turkey and turkey parts in trays, bags or other consumer packs labeled and priced ready for the retail grocer’s fresh meat counter, ground turkey or sausage and turkey burgers. We believe the retail prepackaged fresh turkey business will continue to be a large and relatively stable market, providing opportunities for product differentiation and regional brand loyalty with large seasonal spikes in the holiday seasons.

Export and Other Turkey Products.    Our export and other turkey products, other than the prepared foods products, consist of whole turkeys and turkey parts sold in bulk form, either non-branded or under the Wampler® and Rockingham® brands. These products are primarily sold frozen either to distributors in the U.S. or for distribution to export markets. In the U.S., prices of these products are negotiated daily or weekly and are generally related to market prices quoted by the USDA or other public price reporting services. We also sell U.S.-produced turkey products for export to Canada, Mexico, Eastern Europe—including Russia, the Far East and other world markets. Historically, we have targeted international markets to generate additional demand for our turkey dark meat, and frankfurters made from turkey dark meat, which is a natural by-product of our U.S. operations given our concentration of prepared foods products and the U.S. customers’ general preference for white meat. We believe that U.S. turkey exports will continue to grow as worldwide demand increases for high-grade, low-cost protein sources. We also believe that worldwide demand for higher margin prepared turkey products will increase over the next several years. Accordingly, we believe we are well positioned to capitalize on such growth, especially in Mexico where we have established distribution channels. Also included in these categories are turkey by-products, which are converted into protein products sold primarily to manufacturers of pet foods.

Markets for Other U.S. Products

We market fresh eggs under the Pilgrim’s Pride® brand name, as well as under private labels, in various sizes of cartons and flats to U.S. retail grocery and institutional foodservice customers located primarily in Texas. We have a housing capacity for approximately 2.2 million commercial egg laying hens which can produce approximately 42 million dozen eggs annually. U.S. egg prices are determined weekly based upon reported market prices. The U.S. egg industry has been consolidating over the last few years, with the 25 largest producers accounting for more than 58.6% of the total number of egg laying hens in service during 2001. We compete with other U.S. egg producers primarily on the basis of product quality, reliability, price and customer service.

In 1997, we introduced a high-nutrient egg called EggsPlus™. This egg contains high levels of Omega-3 and Omega-6 fatty acids along with Vitamin E, making the egg a heart-friendly product. Our marketing of EggsPlus™ has received national recognition for our progress in being an innovator in the “functional foods” category.

In addition, we produce and sell livestock feeds at our feed mill in Mt. Pleasant, Texas and at our farm supply store in Pittsburg, Texas to dairy farmers and livestock producers in northeastern Texas. We engage in similar sales activities at our other U.S. feed mills.

Mexico

Background

The Mexican market represented approximately 13.5% of our net sales in fiscal 2002. Recognizing favorable long-term demographic trends and improving economic conditions in Mexico, in the 1980’s we began exploring opportunities to produce and market chicken in Mexico. In fiscal 1988, we acquired four vertically integrated chicken production operations in Mexico for approximately $15.1 million. Since this original acquisition, we have made subsequent acquisitions and capital expenditures in Mexico to modernize our production technology, improve our distribution network and expand our operations. In addition, we have transferred experienced management personnel from the U.S. and developed a strong local management team. As a result of these expenditures, we have increased weekly production in our Mexican operations by over 400% since our original investment in fiscal 1988. We are now the second largest producer of chicken in Mexico. We believe that our facilities are among the most technologically advanced in Mexico and that we are one of the lowest cost producers of chicken in Mexico.

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

While the extent of the impact of the elimination of tariffs is uncertain, we believe we are uniquely positioned to benefit from this elimination. We have an extensive distribution network in Mexico, which distributes products to 26 of the 32 Mexican states, encompassing approximately 85% of the total population of Mexico. Our distribution network is comprised of eighteen distribution centers utilizing approximately 126 company-owned vehicles. We believe this distribution network will be an important asset in distributing our own, as well as other companies’, U.S.-produced chicken into Mexico.

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

While the extent of the impact of the elimination of tariffs is uncertain, we believe we are uniquely positioned to benefit from this elimination for two reasons. First, we have an extensive distribution network in Mexico, which distributes products to 26 of the 32 Mexican states, encompassing approximately 85% of the total population of Mexico. We believe this distribution network will be an important asset in distributing our own, as well as other companies’, U.S.-produced chicken into Mexico. Second, we have the largest U.S. production and distribution capacities near the Mexican border, which will provide us with cost advantages in exporting U.S. chicken into Mexico. These facilities include our processing facilities in Mt. Pleasant, Pittsburg, Lufkin, Nacogdoches, Dallas and Waco, Texas, and distribution facilities in San Antonio and El Paso, Texas and Phoenix, Arizona.

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

Executive Officers

Set forth below is certain information relating to our current executive officers:

Name	Age	Positions
Lonnie “Bo” Pilgrim	74	Chairman of the Board
Clifford E. Butler	60	Vice Chairman of the Board
David Van Hoose(1)	61	Chief Executive Officer and Director
O.B. Goolsby, Jr.	55	President and Chief Operating Officer
Richard A. Cogdill	42	Executive Vice President, Chief Financial Officer, Secretary, Treasurer and Director

(1)	On November 11, 2002, the Company announced the retirement of David Van Hoose as Chief Executive Officer of the Company, effective March 29, 2003. During the transition and until a replacement Chief Executive Officer is appointed, certain of Mr. Van Hoose’s duties have been assumed by Lonnie “Bo” Pilgrim, who served as the Company’s Chief Executive Officer until Mr. Van Hoose was promoted to the position in June 1998.

Lonnie “Bo” Pilgrim has served as Chairman of the Board since the organization of Pilgrim’s Pride in July 1968. He was previously Chief Executive Officer from July 1968 to June 1998. Prior to the incorporation of Pilgrim’s Pride, Mr. Pilgrim was a partner in its predecessor partnership business founded in 1946.

Clifford E. Butler serves as Vice Chairman of the Board. He joined us as Controller and Director in 1969, was named Senior Vice President of Finance in 1973, became Chief Financial Officer and Vice Chairman of the Board in July 1983, became Executive President in January 1997 and served in such capacity through July 1998 and continues to serve as Vice Chairman of the Board.

David Van Hoose serves as Chief Executive Officer of Pilgrim’s Pride. He became a Director in July 1998. He was named Chief Executive Officer and Chief Operating Officer in June 1998 and President in July 1998. He was previously President of Mexico Operations from April 1993 to June 1998 and Senior Vice President, Director General, Mexico Operations from August 1990 to April 1993. Mr. Van Hoose was employed by us in September 1988 as Senior Vice President, Texas Processing. Prior to that, Mr. Van Hoose was employed by Cargill, Inc., as General Manager of one of its chicken operations. Mr. Van Hoose retired as President and Chief Operating Officer in November 2002, and he will retire as Chief Executive Officer of the Company in March 2003.

O.B. Goolsby, Jr. serves as President and Chief Operating Officer of Pilgrim’s Pride. Prior to being named as President and Chief Operating Officer in November 2002, Mr. Goolsby served as Executive Vice President, Prepared Foods Complexes from June 1998 to November 2002. He was previously Senior Vice President, Prepared Foods Operations from August 1992 to June 1998 and Vice President, Prepared Foods Operations from April 1986 to August 1992 and was previously employed by us from November 1969 to January 1981.

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

Feed Mills

An important factor in the production of chicken is the rate at which feed is converted into body weight. The quality and composition of the feed is critical to the conversion rate. Accordingly, we formulate and produce our own feed. We purchase feed ingredients on the open market. The primary feed ingredients include corn, milo and soybean meal, which historically have been the largest component of our total production costs. In the U.S., we operate nine feed mills located in Nacogdoches, Tenaha and Pittsburg, Texas, Nashville and Hope, Arkansas, Broadway, Virginia, Wingate, North Carolina and Moorefield, West Virginia. In the U.S., we currently have annual feed requirements of approximately 3.4 million tons and the capacity to produce approximately 6.1 million tons. We own four feed mills in Mexico, which produce all of the requirements of our Mexico operations. Mexico’s annual feed requirements are approximately 0.7 million tons with a capacity to produce approximately 1.0 million tons. In fiscal 2002, approximately 67% of the feed ingredients used by us in Mexico were imported from the United States, but this percentage fluctuates based on the availability and cost of local feed ingredient supplies.

Processing

Once the chickens reach processing weight, they are transported by truck to our processing plants. These plants utilize modern, highly automated equipment to process and package the chickens. We periodically review the possible application of new processing technologies in order to enhance productivity and reduce costs. We have nine U.S. processing plants, two of which are located in Mt. Pleasant, Texas, and the remainder of which are located in Dallas, Nacogdoches and Lufkin, Texas, DeQueen, Arkansas, Broadway, Virginia, Marshville, North Carolina and Moorefield, West Virginia. These processing plants have the capacity, under present USDA inspection procedures, to slaughter approximately 12.5 million head of chicken per week, assuming a five-day work week. The Company’s plant in Alma, Virginia, which had been acquired in the acquisition of WLR Foods, was closed during fiscal 2002, with the production from the Alma plant being consolidated with the Company’s other processing plants in the area. Our three processing plants located in Mexico have the capacity to slaughter approximately 3.3 million head of chicken per week, assuming a six-day work week, which is typical in Mexico.

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

Processing

Once the poults reach processing weight, they are transported by truck to our processing plants. These plants utilize modern, highly automated equipment to process and package the turkeys. We periodically review the possible application of new processing technologies in order to enhance productivity and reduce costs. Our two turkey processing plants, located in Hinton, Virginia and New Oxford, Pennsylvania, have the capacity, under present USDA inspection procedures, to process approximately 450,000 turkeys per week, assuming a five-day work week. The Company closed its Harrisonburg Plant, which had been acquired in the acquisition of WLR Foods, at the end of fiscal 2002 and consolidated all production from this plant to the Company’s Hinton facility.

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

Our largest prepared foods plant is located in Mt. Pleasant, Texas and was constructed in 1986 and has been expanded significantly since that time. This facility includes 281,000 square feet and employs approximately 2,300 people. This facility has de-boning lines, marinating systems, batter/breading systems, fryers, ovens, both mechanical and cryogenic freezers, a variety of packaging systems and cold storage including four fully-cooked lines and three ready-to-cook/par-frying/Individually Quick Frozen (“IQF”) lines and one batter-breaded/IQF line and eight spiral freezers. This facility has capacity to produce approximately 350 million pounds of further processed product annually based on current production mix and is currently operating at 80% of capacity. We measure our operating capacity of our prepared foods plants on the basis of running two shifts per day, six days per week.

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

Egg Production

We produce table eggs at three farms near Pittsburg, Texas. One farm is owned by us, while two farms are leased from our Chairman, Lonnie “Bo” Pilgrim, doing business through Pilgrim Poultry G.P. The eggs are cleaned, sized, graded and packaged for shipment at processing facilities located on the egg farms. The farms have a housing capacity for approximately 2.2 million producing hens and are currently housing approximately 1.9 million hens.

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

Item 3.    Legal Proceedings

On November 4, 2002, an individual who allegedly consumed our meat products filed a putative class action lawsuit in the Philadelphia County Court of Common Pleas in the Commonwealth of Pennsylvania. Plaintiff allegedly contracted Listeriosis. The case is styled “Frank Niemtzow, individually and on behalf of all others similarly situated, v. Pilgrim’s Pride Corporation and Wampler Foods, Inc” The complaint seeks recovery on behalf of a putative class of all persons that purchased and/or consumed meat products manufactured by us between May 1, 2002, and October 11, 2002, bearing establishment code P-1351 and who have suffered an injury. This class represents all individuals who have suffered Listeriosis and symptoms of Listeriosis and other medical injuries. Plaintiff also seeks to represent a putative class of all persons that purchased and/or consumed meat products manufactured by us between May 1, 2002 and October 11, 2002 bearing establishment code P-1351 and who have not suffered any personal injury. The complaint seeks compensatory and punitive damages under theories of negligence, alleged violation of the Pennsylvania Unfair Trade Practices Act and Consumer Protection Law, strict liability in tort, and unjust enrichment. The time for responding to the complaint has not yet arrived. We intend to defend vigorously both certification of the case as a class action and questions concerning ultimate liability and damages, if any. No discovery has been conducted to date. Neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to this case can be determined at this time. We do not expect this matter to have a material impact on our financial position, operation or liquidity after considering our available insurance coverage.

In January of 1998, seventeen of our current and/or former employees filed the case of “Octavius Anderson, et al. v. Pilgrim’s Pride Corporation” in the United States District Court for the Eastern District of Texas, Lufkin Division claiming Pilgrim’s Pride violated requirements of the Fair Labor Standards Act. The suit alleged Pilgrim’s Pride failed to pay employees for all hours worked. The suit generally alleged that (1) employees should be paid for time spent to put on, take off, and clean certain personal gear at the beginning and end of their shifts and breaks and (2) the use of a master time card or production “line” time fails to pay employees for all time actually worked. Plaintiffs sought to recover unpaid wages plus liquidated damages and legal fees. Approximately 1,700 consents to join as plaintiffs were filed with the court by current and/or former employees. During the week of March 5, 2001, the case was tried in the Federal Court of the Eastern District of Texas, Lufkin, Texas. The Company prevailed at the trial with a judgment issued by the judge, which found no evidence presented to support the plaintiffs’ allegations. The plaintiffs filed an appeal in the Fifth Circuit Court of Appeals to reverse the judge’s decision. The plaintiff’s brief was submitted to the court on November 5, 2001. Pilgrim’s Pride’s response to the plaintiff’s brief to the Fifth Circuit Court of Appeals was submitted on December 5, 2001. The Fifth Circuit Court of Appeals heard oral arguments in this matter on June 4, 2002. On June 6, 2002 the Fifth Circuit Court of Appeals entered a per curiam opinion affirming the opinion of the trial court. Appellants did not file any motion for a rehearing and the deadline for filing of such a motion has passed.

In August of 2000, four of our current and/or former employees filed the case of “Betty Kennell, et al. v. Wampler Foods, Inc.” in the United States District Court for the Northern District of West Virginia, claiming we violated requirements of the Fair Labor Standards Act. The suit generally makes the same allegations as “Anderson v. Pilgrim’s Pride” discussed above. Plaintiffs seek to recover unpaid wages plus liquidated damages and legal fees. Approximately 150 consents to join as plaintiffs were filed with the court by current and/or former employees. No trial date has been set. To date, only limited discovery has been performed. Neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to this case can be determined at this time. We do not expect this matter, individually or collectively, to have a material impact on our financial position, operations or liquidity.

On August 20, 1999, the former WLR Foods brought legal action as a plaintiff in an antitrust lawsuit filed  in the U.S. District Court in Washington D.C. alleging a world-wide conspiracy by approximately 34 named defendants to control production capacity and raise prices of common vitamins such as A, B-4, C, and E. The Company, as successor to WLR Foods in this suit, received $9.5 million in fiscal 2002 in partial settlement  of its claims, $4.3 million of which was recorded by the Company as a component of “Other Expense

(Income): Miscellaneous, Net” in fiscal 2002 as the recovery amount received during the period exceeded the $5.2 million recovery amount recorded at the time of the acquisition of WLR Foods. The initial estimate of the amount that would be recovered under the WLR Foods claims was based on the ratio of recoveries to vitamin purchases that was inherent in similar claims settled by the Company in fiscal 2001 on substantially similar claims. To date, claims related to approximately one-third of the WLR Foods affected vitamin purchases have been settled by or on behalf of the former WLR Foods, which settlements have resulted in payments to the Company and the former WLR Foods of $11.0 million. No assurances can be made regarding the likelihood or timing of future settlements or whether or not future recoveries, if any, will be proportionally less than, equal to or greater than these previous recovery amounts.

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

On July 1, 2002, three individuals, on behalf of themselves and a putative class of chicken growers, filed their original class action complaint against us in the United States District Court for the Eastern District of Texas, Texarkana Division. The case is styled “Wheeler vs. Pilgrim’s Pride Corporation”. The complaint alleges that we violated the Packers and Stockyards Act (7 U.S.C. Section 192) and breached fiduciary duties allegedly owed to the plaintiff growers. The plaintiffs also brought individual actions under the Packers and Stockyards Act alleging common law fraud, negligence, breach of fiduciary duties and breach of contract. On July 29, 2002, we filed our Motion to Dismiss under Rules 12(b) (1), 12(b) (6) and 9(b). We also filed a Motion to Transfer Venue on August 19, 2002, and the plaintiffs have filed a Motion for Preliminary Injunction to prohibit any alleged retaliation against the growers. Discovery has not yet been conducted in this case. In addition, the Court has not ruled upon any of the above-referenced motions. We intend to defend vigorously both certification of the case as a class action and questions concerning ultimate liability and damages, if any. Neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to this case can be determined at this time. We do not expect this matter, to have a material impact on our financial position, operations or liquidity.

The Company is subject to various other legal proceedings and claims, which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

Item 4.    Submission of Matters to a Vote of Security Holders

Not Applicable

PART II

Item 5.    Market for the Registrant’s Common Equity and Related Stockholder Matters

Quarterly Stock Prices and Dividends

High and low sales prices of and dividends on the Company’s Class B and Class A common stock for the periods indicated were:

	Prices 2002		Prices 2001		Dividends
Quarter	High	Low	High	Low	2002	2001
Class B Common Stock
First	$14.48	$12.24	$8.15	$6.03	$.015	$.015
Second	14.45	12.05	12.33	7.67	.015	.015
Third	14.80	12.90	12.55	9.43	.015	.015
Fourth	13.92	8.49	15.35	11.90	.015	.015

Class A Common Stock
First	9.94	8.35	5.72	4.46	.015	.015
Second	10.90	8.66	8.42	5.47	.015	.015
Third	11.14	9.79	8.74	6.63	.015	.015
Fourth	$10.53	$6.59	$10.98	$7.50	$.015	$.015

The Company’s Class B common stock (ticker symbol “CHX”) and Class A common stock (ticker symbol “CHX.A”) are traded on the New York Stock Exchange. The Company estimates there were approximately 13,676 and 26,022 holders (including individual participants in security position listings) of the Company’s Class A and Class B common stock, respectively, as of November 5, 2002. See Note F – common stock of the Notes to Consolidated Financial Statements for additional discussion of the Company’s common stock.

With the exception of two quarters in 1993, the Company’s Board of Directors has declared cash dividends of $0.015 per share of common stock (on a split adjusted basis) every fiscal quarter since the Company’s initial public offering in 1986. Payment of future dividends will depend upon the Company’s financial condition, results of operations and other factors deemed relevant by the Company’s Board of Directors, as well as any limitations imposed by lenders under the Company’s credit facilities. The Company’s revolving credit facility and revolving/term borrowing facility currently limit dividends to a maximum of $3.4 million per year. See Note C – Notes Payable and Long-Term Debt of the Notes to Consolidated Financial Statements for additional discussions of the Company’s credit facilities.

Item 6.    Selected Financial Data

(In thousands, except per share data)	Ten Years Ended September 28, 2002
	2002	2001(a)	2000	1999(b)	1998	1997	1996		1995		1994	1993(b)
Income Statement Data:
Net sales	$2,533,718	$2,214,712	$1,499,439	$1,357,403	$1,331,545	$1,277,649	$1,139,310		$931,806		$922,609	$887,843
Gross margin	165,165	213,950	165,828	185,708	136,103	114,467	70,640		74,144		110,827	106,036
Operating income (loss)	29,904	94,542	80,488	109,504	77,256	63,894	21,504		24,930		59,698	56,345
Interest expense, net	32,003	30,775	17,779	17,666	20,148	22,075	21,539		17,483		19,175	25,719
Income (loss) before income taxes	1,910	61,861	62,786	90,904	56,522	43,824	(4,533)		2,091		42,448	30,952
Income tax expense (benefit)(c)	(12,425)	20,724	10,442	25,651	6,512	2,788	2,751		10,058		11,390	9,943
Net income (loss)	14,335	41,137	52,344	65,253	50,010	41,036	(7,284)		(7,967)		31,058	21,009
Ratio of earnings to fixed charges	(d)	2.13x	3.04x	4.33x	2.96x	2.57x	(d)		1.07x		2.79x	2.04x

Per Common Share Data:(e)
Net income (loss)	$0.35	$1.00	$1.27	$1.58	$1.21	$0.99	$(0.18)		$(0.19)		$0.75	$0.51
Cash dividends	0.06	0.06	0.06	0.045	0.04	0.04	0.04		0.04		0.04	0.02
Book value	9.59	9.27	8.33	7.11	5.58	4.41	3.46		3.67		3.91	3.20

Balance Sheet Summary:
Working capital	$179,038	$203,350	$124,531	$154,242	$147,040	$133,542	$88,455		$88,395		$99,724	$72,688
Total assets	1,227,890	1,215,695	705,420	655,762	601,439	579,124	536,722		497,604		438,683	422,846
Notes payable and current maturities of long-term debt	3,483	5,099	4,657	4,353	5,889	11,596	35,850		18,187		4,493	25,643
Long-term debt, less current maturities	450,161	467,242	165,037	183,753	199,784	224,743	198,334		182,988		152,631	159,554
Total stockholders’ equity	394,324	380,932	342,559	294,259	230,871	182,516	143,135		152,074		161,696	132,293

Cash Flow Summary:
Operating cash flow	$98,113	$87,833	$130,803	$81,452	$85,016	$49,615	$11,391		$32,712		$60,664	$44,970
Depreciation & amortization(f)	70,973	55,390	36,027	34,536	32,591	29,796	28,024		26,127		25,177	26,034
Capital expenditures	80,388	112,632	92,128	69,649	53,518	50,231	34,314		35,194		25,547	15, 201
Business acquisitions	—	239,539	—	—	—	—	—		36,178		—	—
Financing activities, net	(21,793)	246,649	(24,769)	(19,634)	(32,498)	348	27,313		40,173		(30,291)	(40,339)

Cashflow Ratios:
EBITDA(g)	103,469	146,166	115,356	142,043	108,268	94,782	43,269		44,455		85,434	81,105

Key Indicators (as a percentage of net sales):
Gross margin	6.5%	9.7%	11.1%	13.7%	10.2%	9.0%	6.2%		8.0%		12.0%	11.9%
Selling, general and administrative expenses	5.3%	5.4%	5.7%	5.6%	4.4%	4.0%	4.3%		5.3%		5.5%	5.6%
Operating income (loss)	1.2%	4.3%	5.4%	8.1%	5.8%	5.0%	1.9%		2.7%		6.5%	6.3%
Interest expense, net	1.3%	1.4%	1.2%	1.3%	1.5%	1.7%	1.9%		1.9%		2.1%	2.9%
Net income (loss)	0.6%	1.9%	3.5%	4.8%	3.8%	3.2%	(0.6%	)	(0.9%	)	3.4%	2.4%

(a)	The Company acquired WLR Foods on January 27, 2001 for $239.5 million and the assumption of $45.5 million of indebtedness. The acquisition has been accounted for as a purchase and the results of operations for this acquisition have been included in our consolidated results of operations since the acquisition date.

(b)	Fiscal 1999 and 1993 had 53 weeks.

(c)	Fiscal 2002 includes an $11.9 million of tax benefit from changes in Mexican tax laws. See Note D – Income Taxes of the Notes to the Consolidated Financial Statements of the Company.)

(d)	For purposes of computing the ratio of earnings to fixed charges, earnings consist of income before income taxes and extraordinary items plus fixed charges (excluding capitalized interest). Fixed charges consist of interest (including capitalized interest) on all indebtedness, amortization of capitalized financing costs and that portion of rental expense that we believe to be representative of interest. Earnings were inadequate to cover fixed charges by $4.1 million and $5.8 million in fiscal 2002 and 1996, respectively.

(e)	Historical per share amounts represent both basic and diluted and have been restated to give effect to a stock dividend issued on July 30, 1999.

(f)	Includes amortization of capitalized financing costs of approximately $1.4 million, $0.9 million, $1.2 million, $1.1 million, $1.0 million, $0.9 million, $1.8 million, $1.2 million, $1.3 million and $1.6 million in fiscal years 2002, 2001, 2000, 1999, 1998, 1997, 1996, 1995, 1994 and 1993, respectively.

(g)	“EBITDA” is defined as the sum of net income (loss) plus interest, taxes, depreciation and amortization. Our method of computation may or may not be comparable to other similarly titled measures used in our filings with the SEC or by other companies. See the consolidated statements of income and consolidated statements of cash flows included in our financial statements. EBITDA is presented because we believe that it provides meaningful additional information concerning a company’s operating results and its ability to service its long-term debt and to fund its growth, and we believe EBITDA is frequently used by securities analysts, investors and other interested parties, in addition to and not in lieu of GAAP results, to compare the performance of companies. EBITDA is not a measurement of financial performance under generally accepted accounting principles and should not be considered as an alternative to cash flow from operating activities or as a measure of liquidity or an alternative to net income as indicators of our operating performance or any other measures of performance derived in accordance with generally accepted accounting principles.

A reconciliation of net income to EBITDA is as follows:

	2002	2001	2000	1999	1998	1997	1996	1995	1994	1993
	(In Thousands)
Net income	$14,335	$41,137	$52,344	$65,253	$50,010	$41,036	$(7,284)	$(7,967)	$31,058	$21,009
Add:
Interest expense, net	32,003	30,775	17,779	17,666	20,148	22,075	21,539	17,483	19,175	25,719
Income tax expense (benefit)	(12,425)	20,724	10,442	25,651	6,512	2,788	2,751	10,058	11,390	9,943
Depreciation and amortization(f)	70,973	55,390	36,027	34,536	32,591	29,796	28,024	26,127	25,177	26,034
Minus:
Amortization of capitalized financing costs	1,417	1,860	1,236	1,063	993	913	1,761	1,246	1,366	1,600
EBITDA	$103,469	$146,166	$115,356	$142,043	$108,268	$94,782	$43,269	$44,455	$85,434	$81,105

Item 7.    Management’s Discussion and Analysis of Results of Operations and Financial Condition

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

In an effort to reduce price volatility and to generate higher, more consistent profit margins, we have concentrated on the production and marketing of prepared foods products. Prepared foods products generally have higher profit margins than our other products. Also, the production and sale in the U.S. of prepared foods products reduce the impact of the costs of feed ingredients on our profitability. Feed ingredient purchases are the single largest component of our cost of goods sold, representing approximately 30% of our consolidated cost of goods sold in fiscal 2002. The production of feed ingredients is positively or negatively affected primarily by weather patterns throughout the world, the global level of supply inventories and demand for feed ingredients, and the agricultural policies of the United States and foreign governments. As further processing is performed, feed ingredient costs become a decreasing percentage of a product’s total production cost, thereby reducing their impact on our profitability. Products sold in this form enable us to charge a premium, reduce the impact of feed ingredient costs on our profitability and improve and stabilize our profit margins.

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

The following table presents certain information regarding our segments:

	Fiscal Year Ended
	September 28, 2002	September 29, 2001(a)	September 30, 2000
	(In thousands)
Net Sales to Customers:
Chicken and Other Products:
United States	$1,842,749	$1,652,199	$1,192,077
Mexico	342,851	323,678	307,362

Sub-total	2,185,600	1,975,877	1,499,439
Turkey	348,118	238,835	—

Total	$2,533,718	$2,214,712	$1,499,439

Operating Income:
Chicken and Other Products:
United States	$32,663	$78,096	$45,928
Mexico	17,064	12,157	34,560

Sub-total	49,727	90,253	80,488
Turkey	(19,823)	4,289	—

Total	$29,904	$94,542	$80,488

Depreciation and Amortization:(b)
Chicken and Other Products:
United States	$47,528	$38,155	$24,444
Mexico	13,526	11,962	11,583

Sub-total	61,054	50,117	36,027
Turkey	9,919	5,273	—

Total	$70,973	$55,390	$36,027

(a)	The acquisition of WLR Foods has been accounted for as a purchase, and the results of operations for this acquisition have been included in our consolidated results of operations since January 27, 2001 the acquisition date.

(b)	Includes amortization of capitalized financing costs of approximately $1.4 million, $0.9 million and $1.2 million in fiscal years 2002, 2001, and 2000, respectively.

The following table presents certain items as a percentage of net sales for the periods indicated:

	2002	2001	2000
Net sales	100.0%	100.0%	100.0%
Cost of sales	93.5	90.3	88.9
Gross profit	6.5	9.7	11.1
Selling, general and administrative expense	5.3	5.4	5.7
Operating income	1.2	4.3	5.4
Interest expense, net	1.3	1.4	1.2
Income before income taxes	0.1	2.9	4.2
Net income	0.6	1.9	3.5

Results of Operations

Fiscal 2002 Compared to Fiscal 2001

On January 27, 2001, we completed the acquisition of WLR Foods (now the Company’s Eastern Division), a vertically integrated producer of chicken and turkey products located in the eastern United States, for approximately $239.5 million and the assumption of approximately $45.5 million of indebtedness. The acquisition was accounted for under the purchase method of accounting and the purchase price was allocated based on the estimated fair value of assets and liabilities. WLR Foods’ operations have been included in our financial results since the acquisition on January 27, 2001. Accordingly, only 35 weeks of operations of the former WLR Foods are included in our results for fiscal 2001. WLR Foods was the seventh largest poultry company in the United States with $836.9 million of revenue in calendar year 2000. The WLR Foods acquisition provided us with (1) chicken processing facilities in the eastern United States, where we previously had no facilities, enabling us to deliver poultry products within one day to markets accounting for approximately 40% of the U.S. population; (2) significant opportunities to realize synergies between WLR Foods and our pre-existing chicken operations; and (3) diversification of our revenue stream into the $8 billion turkey industry, where we can capitalize on our prepared foods processing expertise. Currently, our Eastern Division’s chicken sales mix consists mostly of lower margin fresh chicken products. However, we intend to convert more of our Eastern Division chicken sales mix into higher margin, fresh and prepared chicken products in the years to come. By consistent and continued application of our long-term business strategy to both our recently acquired Eastern Division and our existing fresh chicken mix, we believe that our overall product mix will return to the levels existing prior to the WLR Foods acquisition in subsequent years.

Since the acquisition of WLR Foods, our Eastern Division, which consists of the former WLR Foods’ operations, has been affected by two significant unexpected challenges. First, on March 12, 2002 an outbreak of low-pathogenic avian influenza, a disease contagious to turkey, chicken and other birds, was discovered in Virginia. During fiscal 2002, we estimate that our operating income was negatively impacted by approximately $26.0 million due to the negative impact of the avian influenza. As of September 28, 2002, poultry growers and producers have destroyed approximately 4.7 million head of poultry affected as a result of the virus. Turkeys represent approximately 70.0% of the destroyed poultry, with chickens representing approximately 30.0%. Approximately one-half of the turkeys and approximately three-quarters of the chickens destroyed by the poultry industry in Virginia belonged to the Company. No new flocks have tested positive for the presence of avian influenza in Virginia since July 2, 2002. We currently estimate that production in our turkey operation will be significantly reduced over the first six months of fiscal 2003 due to the effects of this viral outbreak. As a result of this lower production output in our turkey operation, we anticipate that operating income from our turkey operation will decrease for the first six months of fiscal 2003 by approximately $8.0 to $14.0 million, when compared to the first six months of fiscal 2002, assuming the outbreak of avian influenza has been contained. On June 19, 2002, U.S. Secretary of Agriculture Ann Veneman proposed to the Office of Management and Budget that the U.S. Department of Agriculture (USDA) cover one-half of the total estimated economic loss suffered by the poultry industry and independent growers in Virginia due to the avian influenza outbreak. Secretary Veneman also recommended that the government of Virginia cover the remaining portion. It is our understanding that, as part of her proposal, Secretary Veneman is suggesting that independent chicken and turkey growers are to be fully compensated for their losses first and that the remainder is to be allocated to other poultry producers (including us) whose flocks were destroyed by the virus. On November 4, 2002 the Department of Agriculture made public their estimate of total federal compensation at $51 million, with growers being compensated $13.9 million and owners being compensated $37.1 million. No assurance can be given as to the amount of federal compensation that we may receive or that any state agencies will in fact provide further economic assistance to the poultry growers and producers affected by the avian influenza outbreak in Virginia. No anticipated recoveries have been recorded by us as our portion of the compensation has not yet been determined. In the event that state agencies do decide to grant economic assistance to the affected poultry growers and producers, it is impossible at this time to estimate how the state agencies would allocate any such assistance between affected poultry growers and producers whose flocks were destroyed by the virus.

The second challenge faced by our Eastern Division was that in October 2002 a limited number of USDA samples from the Company’s Franconia, Pennsylvania plant tested positive for Listeria. As a result the Company voluntarily recalled all cooked deli products produced at the plant from May 1, 2002 through October 11, 2002. Additionally as a precautionary measure, we immediately suspended operations at our Franconia facility to redouble our food safety and sanitation efforts. No illnesses associated with the Listeria strain in a Northeastern outbreak have been linked to any of our products, and our Franconia facility has been reviewed and inspected by the USDA and reopened on November 13, 2002. As the recall occurred in early fiscal 2003, it did not have any significant impact on our consolidated financial statements as of September 28, 2002. In addition, we carry insurance designed to cover the direct recall related expenses and certain aspects of the related business interruption caused by the recall. As a result, we believe that the recall and its direct effects will not have a material impact on our financial position, results of operations, or liquidity after considering available insurance coverage. However, there will likely be differences between the accounting periods in which certain recall effects are realized and when insurance recoveries are received, and there can be no assurances as to the Company’s ability to re-establish the products and sales affected by the recall.

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

Consolidated Net Sales.    Consolidated net sales were $2.5 billion for fiscal 2002, an increase of $319.0 million, or 14.4%, from fiscal 2001. The increase in consolidated net sales resulted from a $176.7 million increase in U.S. chicken sales to $1.6 billion, a $109.3 million increase in turkey sales to $348.1 million, a $20.3 million increase in Mexico chicken sales to $323.8 million and a $13.8 million increase in sales of other products to $193.7 million. The increase in U.S. chicken sales was primarily due to a 17.2% increase in dressed pounds produced, which resulted primarily from the acquisition of WLR Foods on January 27, 2001 offset partially by a 4.4% decrease in total revenue per dressed pound produced, caused in part by import restrictions on poultry products typically sold to Russia and Japan by the industry, resulting in production being liquidated at less favorable pricing levels. The increase in turkey sales was due to the acquisition of WLR Foods, partially offset by the impact of the avian influenza discussed above. The $20.3 million increase in Mexico chicken sales was primarily due to an 8.0% increase in average revenue per dressed pound produced, partially offset by a 1.9% decrease in pounds produced. The $13.8 million increase in sales of other U.S. products was primarily due to poultry by-products sales price increases, an increase in sales by the Company’s wholesale feed division and the acquisition of WLR Foods.

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

Income Tax Expense.    Consolidated income tax benefit in fiscal 2002 was $12.4 million compared to an income tax expense of $20.7 million in fiscal 2001. This decrease was primarily caused by the $11.9 million income tax benefit resulting from changes in the Mexico tax law and lower pretax earnings in fiscal 2002.

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

Income Tax Expense.    Consolidated income tax expense in fiscal 2001 increased to $20.7 million compared to an expense of $10.4 million in fiscal 2000. This increase resulted from higher U.S. pre-tax earnings in fiscal 2001 than in fiscal 2000.

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

On June 26, 1998, we entered into an Asset Sale Agreement to sell up to $60 million of accounts receivable. In connection with the Asset Sale Agreement, we sell, on a revolving basis, certain of our trade receivables (the “Pooled Receivables”) to a special purpose corporation wholly owned by us, which in turn sells a percentage ownership interest to third parties. At September 28, 2002 and September 29, 2001, an interest in these Pooled Receivables of $58.5 million had been sold to third parties and is reflected as a reduction in accounts receivable during each period. This sales agreement expires on June 30, 2003. If this facility is not replaced or extended the Company will likely use its revolving/term borrowing facility to provide this liquidity. These transactions have been recorded as sales in accordance with Financial Accounting Standards Board Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The gross proceeds resulting from the sale are included in cash flows from operating activities in our consolidated statements of cash flows. Losses on these sales were immaterial.

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

On August 9, 2001, Pilgrim’s Pride issued $200.0 million in senior unsecured notes with an interest rate of 9 5/8% maturing on September 15, 2011. The proceeds from the notes offering were used to redeem the remaining $90.8 million outstanding of our 10 7/8% senior subordinated notes due 2003. The balance of the proceeds was used to reduce indebtedness under our $400.0 million revolving/term borrowing facility.

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

Contractual Obligations and Guarantees.    Obligations under long-term debt and non-cancelable operating leases at September 28, 2002 are as follows (in millions):

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt(a)	$453.6	$3.4	$21.6	$49.1	$379.5
Guarantee Fees	13.2	2.5	4.8	4.1	1.8
Operating leases	110.3	32.4	38.2	26.8	12.9

Total	$577.1	$38.3	$64.6	$80.0	$394.2

(a)	Excludes $14.1 million in letters of credit outstanding related to normal business transactions.

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

Cash flows (used in) provided by financing activities were ($21.8) million, $246.6 million and ($24.8) million for the fiscal years 2002, 2001 and 2000, respectively. The increase in cash used in financing activities for fiscal 2002, when compared to fiscal 2001, is primarily due to borrowings to finance the acquisition of WLR Foods in 2001. The increase in cash flows provided by financing activities for fiscal 2001, when compared to fiscal 2000, reflects the net proceeds from borrowings to finance the acquisition of WLR Foods.

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

Allowance for Doubtful Accounts.    We maintain allowances for doubtful accounts reflecting estimated losses resulting from the inability of our customers to make required payments. The allowance for doubtful accounts is based on management’s review of the overall condition of accounts receivable balances and review of significant past due accounts. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Accrued Self Insurance.    Insurance expense for casualty claims and employee-related health care benefits are estimated using historical experience and actuarial estimates. Stop-loss coverage is maintained with third party insurers to limit the Company’s total exposure. The assumption used to arrive at periodic expenses is reviewed regularly by management. However, actual expenses could differ from these estimates and could result in adjustments to be recognized.

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

Market risk for fixed-rate long-term debt is estimated as the potential increase in fair value resulting from a hypothetical 25 basis points decrease in interest rates and amounts to approximately $3.9 million as of September 28, 2002, using discounted cash flow analysis.

Impact of Inflation

Due to low to moderate inflation in the U.S. and Mexico and our rapid inventory turnover rate, the results of operations have not been significantly affected by inflation during the past three-year period.

Forward Looking Statements

Statements of our intentions, beliefs, expectations or predictions for the future, denoted by the words “anticipate,” “believe,” “estimate,” “expect,” “project,” “imply,” “intend,” “foresee” and similar expressions, are forward-looking statements that reflect our current views about future events and are subject to risks, uncertainties and assumptions. Such risks, uncertainties and assumptions include those described under “Risk Factors” below and elsewhere in this Annual Report on Form 10-K.

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

The production of feed ingredients is positively or negatively affected primarily by weather patterns throughout the world, the global level of supply inventories and demand for feed ingredients, and the agricultural policies of the United States and foreign governments. In particular, weather patterns often change agricultural conditions in an unpredictable manner. A sudden and significant change in weather patterns could affect supplies of feed ingredients, as well as both the industry’s and our ability to obtain feed ingredients, grow chickens and turkeys or deliver products.

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

We presently have, and expect to continue to have, a substantial amount of indebtedness. Our substantial indebtedness could have important consequences to you. For example, it could:

•	Make it more difficult for us to satisfy our obligations under our indebtedness, including our debt securities;

•	Increase our vulnerability to general adverse economic conditions;

•	Limit our ability to obtain necessary financing and to fund future working capital, capital expenditures and other general corporate requirements;

•	Require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and for other general corporate purposes;

•	Limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	Place us at a competitive disadvantage compared to our competitors that have less debt;

•	Limit our ability to pursue acquisitions and sell assets;

•	Make us vulnerable to increases in interest rates because a substantial portion of our borrowings are at variable interest rates; and

•	Limit, along with the financial and other restrictive covenants in our indebtedness, our ability to borrow additional funds, and failing to comply with those covenants could result in an event of default or require redemption of indebtedness. Either of these events could have a material adverse effect on us.

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

We only recently began to operate the businesses of Pilgrim’s Pride and the Eastern Division as a combined entity. The acquisition of the Eastern Division has significantly increased our size and operations. Our prospects should be considered in light of the numerous risks commonly encountered in business combinations. Although our management has significant experience in the chicken industry, there can be no assurance as to our ability to effectively integrate WLR Foods or fully realize the associated cost savings and operating synergies currently anticipated.

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

As described in detail under “Item 1. Business – General – Overview and Recent Developments,” in October 2002 one product sample produced in our Franconia, Pennsylvania facility that had not been shipped to customers tested positive for Listeria and we later received information from the USDA suggesting that environmental samples taken at the facility had tested positive for both the strain of Listeria identified in the product and a strain having characteristics similar to those of the strain identified in a Northeastern Listeria outbreak. As a result of these findings, we recalled all cooked deli products produced at the facility from May 1, 2002 through October 11, 2002 and temporarily suspended operations at the facility to redouble our food safety and sanitation efforts. There can be no assurance that there will not be additional recalls of our products in the future or that this recall or any such future recall or any litigation arising therefrom will not have a material adverse effect on our ability to market our products successfully or on our business, reputation, prospects, financial condition and results of operations.

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

As described in more detail under “Item 1.  Business—General—Overview and Recent Developments,” an outbreak of low-pathogenic avian influenza, a disease contagious to turkey, chicken and other birds, has had a material adverse effect on our fiscal 2002 operating results and is expected to continue to have a material adverse effect on our results through at least the first six months of fiscal 2003. There can be no assurance that the losses associated with this avian influenza outbreak will not be greater than anticipated or that any future poultry disease outbreaks will not have a material adverse effect on our ability to market our products successfully or on our business, reputation, prospects, financial condition and results of operations.

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

As described above under “Contamination of Products—If our poultry products become contaminated, we may be subject to product liability claims and product recalls.” We recently recalled all cooked deli products produced at one of our facilities from May 1, 2002 through October 11, 2002. In connection with this recall, a class action lawsuit was filed against us on behalf of a putative class of persons that purchased and/or consumed meat products subject to the recall and we have received a substantial amount of press. See Item 3. Legal Proceedings. There can be no assurance that any class action litigation or reputational injury associated with this or any future product recalls will not have a material adverse effect on our ability to market our products successfully and on our business, reputation, prospects, financial condition and results of operations.

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

As described above under “Contamination of Products—If our poultry products become contaminated, we may be subject to product liability claims and product recalls,” we recently recalled all cooked deli products produced at one of our facilities from May 1, 2002 through October 11, 2002, and a class action lawsuit was filed against us on behalf of a putative class of persons that purchased and/or consumed meat products subject to the recall. We have notified our insurers as to the occurrence of these events and made one claim to date under our product recall insurance policy. While we carry insurance designed to cover recall events such as this and we believe that the insurance policies purchased will cover the direct costs associated with the product recall and related product liability claims and, subject to the insurer’s reservation of rights, we have received a $4 million advance payment from our insurer with respect to the product recall claim, no assurances can be given that such insurance will in fact adequately protect us from liability and expenses we incur in connection with this recall or any such future events.

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

We intend to pursue selective acquisitions of complementary businesses in the future. Inherent in any future acquisitions are certain risks such as increasing leverage and debt service requirements and combining company cultures and facilities, which could have a material adverse effect on our operating results, particularly during the period immediately following such acquisitions. Additional debt or equity capital may be required to complete future acquisitions, and there can be no assurance that we will be able to raise the required capital. Furthermore, acquisitions involve a number of risks and challenges, including:

•	Diversion of management’s attention;

•	The need to integrate acquired operations;

•	Potential loss of key employees and customers of the acquired companies;

•	Lack of experience in operating in the geographical market of the acquired business; and

•	An increase in our expenses and working capital requirements.

Any of these and other factors could adversely affect our ability to achieve anticipated cash flows at acquired operations or realize other anticipated benefits of acquisitions.

Foreign Operations Risks.    Our foreign operations pose special risks to our business and operations.

We have substantial operations and assets located in Mexico. Foreign operations are subject to a number of special risks, including among others:

•	Currency exchange rate fluctuations;

•	Trade barriers;

•	Exchange controls;

•	Expropriation; and

•	Changes in laws and policies, including those governing foreign-owned operations.

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

Control of Voting Stock.    Voting control over Pilgrim’s Pride is maintained by Lonnie “Bo” Pilgrim and Lonnie Ken Pilgrim.

Through a limited partnership of which they are the only general partners, Lonnie “Bo” Pilgrim and his son Lonnie Ken Pilgrim have voting control of 60.8% of the voting power of our outstanding common stock. They are therefore in a position to control the outcome of all actions requiring stockholder approval, including the election of directors. This ensures their ability to control the future direction and management of Pilgrim’s Pride. If Lonnie “Bo” Pilgrim and certain members of his family cease to own at least a majority of the voting power of the outstanding common stock, it will constitute an event of default under certain agreements relating to our indebtedness.

Risks Associated with Tax Status.

Potential payment of deferred taxes may affect our cash flow.

Before July 2, 1988, we used the cash method of accounting for income tax purposes. Pursuant to changes in the laws enacted by the Revenue Act of 1987, we were required to change our method of accounting for federal income tax purposes from the cash method to the accrual method. As a consequence of this change in our accounting method, we were permitted to create a “suspense account” in the amount of approximately $89.7 million. This account represents deferred income arising from our prior use of the cash method of accounting.

Beginning in fiscal 1998, we are generally required to include 1/20th of this amount, or approximately $4.5 million, in taxable income each year for the next 20 years. As of September 28, 2002, approximately $64 million remained to be included in our taxable income in future years. However, the full amount must be included in taxable income in any year that Pilgrim’s Pride ceases to be a “family corporation.” We will cease to be a “family corporation” if Lonnie “Bo” Pilgrim’s family ceases to own at least 50% of the total combined voting power of all classes of stock entitled to vote. If that occurs, we would be required to recognize the balance of the suspense account in taxable income.

Currently there exists no plan or intention on the part of Lonnie “Bo” Pilgrim’s family to transfer enough Pilgrim’s Pride stock so that we cease to qualify as a family corporation. However, this may happen, and the suspense account might be required to be included in our taxable income.

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

In general, the competitive factors in the U.S. poultry industry include:

•	Price;

•	Product quality;

•	Brand identification;

•	Breadth of product line; and

•	Customer service.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

PART III

Item 10.    Directors and Executive Officers of Registrant

Certain information regarding our executive officers has been presented under “Executive Officers” included in Item 1. Business, above.

Reference is made to the section entitled “Election of Directors” of the Company’s Proxy Statement for its 2002 Annual Meeting of Stockholders, which section is incorporated herein by reference.

Reference is made to the section entitled “Compliance with Section 16(a) of the Exchange Act” of the Company’s Proxy Statement for its 2002 Annual Meeting of Stockholders, which section is incorporated herein by reference.

Item 11.    Executive Compensation

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
                  Matters

As of September 28, 2002, the Company did not have any compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance by the Company.

Item 13.    Certain Relationships and Related Transactions

Additional information responsive to Items 11, 12 and 13 is incorporated by reference from the sections entitled “Security Ownership”, “Election of Directors”, “Executive Compensation”, “Compensation Committee Interlocks and Insider Participation” and “Certain Transactions” of the Company’s Proxy Statement for its 2002 Annual Meeting of Stockholders.

Item 14.    Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K/A. Based on that evaluation, the Company’s management, including the Chairman and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their evaluation.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Financial Statements

(1)	The financial statements and schedule listed in the accompanying index to financial statements and schedules are filed as part of this report.

(2)	All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.

(3)	The financial statements schedule entitled “Valuation and Qualifying Accounts” is filed as part of this report on page 73.

(b)	Reports on Form 8-K

(1)	The Company filed a Form 8-K on July 17, 2002, to report certain supplemental historical financial information including quarterly information regarding net sales by primary market line that had generally previously only been reported on an annual basis.

(2)	The Company filed a Form 8-K on August 8, 2002, attaching two exhibits entitled “Statement under Oath of Principal Executive Officer” and “Statement Under Oath of Principal Financial Officer”, that were executed to comply with Securities and Exchange Commission Order No. 4-460.

(3)	The Company filed a Form 8-K on October 15, 2002, to report two press releases announcing a voluntary recall of cooked deli products produced at its Franconia, Pennsylvania facility.

(4)	The Company filed a Form 8-K on October 30, 2002, to report certain supplemental historical financial information including quarterly information regarding net sales by primary market line.

(c)	Exhibits

Exhibit Number

2.1	Agreement and Plan of Reorganization dated September 15, 1986, by and among Pilgrim’s Pride Corporation, a Texas corporation; Pilgrim’s Pride Corporation, a Delaware corporation; and Doris Pilgrim Julian, Aubrey Hal Pilgrim, Paulette Pilgrim Rolston, Evanne Pilgrim, Lonnie “Bo” Pilgrim, Lonnie Ken Pilgrim, Greta Pilgrim Owens and Patrick Wayne Pilgrim (incorporated by reference from Exhibit 2.1 to the Company’s Registration Statement on Form S-1 (No. 33-8805) effective November 14, 1986).

2.2	Agreement and Plan of Merger dated September 27, 2000 (incorporated by reference from Exhibit 2 of WLR Foods, Inc.’s Current Report on Form 8-K (No. 000-17060) dated September 28, 2000).

3.1	Certificate of Incorporation of the Company, as amended.**

3.2	Amended and Restated Corporate Bylaws of Pilgrim’s Pride Corporation, a Delaware Corporation, effective May 14,1999.

4.1	Certificate of Incorporation of the Company, as amended (included as Exhibit 3.1).

4.2	Amended and Restated Corporate Bylaws of Pilgrim’s Pride Corporation, a Delaware Corporation, effective May 14, 1999 (included as Exhibit 3.2).

4.3	Indenture dated as of August 9, 2001 by and between Pilgrim’s Pride Corporation and The Chase Manhattan Bank relating to Pilgrim’s Pride’s 9 5/8% Senior Notes Due 2011 (incorporated by reference from Exhibit 4.1 to Pilgrim’s Pride’s Current Report on Form 8-K (No. 001-09273) dated August 9, 2001).

4.4	First Supplemental Indenture dated as of August 9, 2001 by and between Pilgrim’s Pride Corporation and The Chase Manhattan Bank relating to Pilgrim’s Pride’s 9 5/8% Senior Notes Due 2011 (incorporated by reference from Exhibit 4.2 to Pilgrim’s Pride’s Current Report on Form 8-K (No. 001-09273) dated August 9, 2001).

4.5	Form of 9 5/8% Senior Note Due 2011 (incorporated by reference from Exhibit 4.3 to Pilgrim’s Pride’s Current Report on Form 8-K (No. 001-09273) dated August 9, 2001).

10.1	Pilgrim’s Industries, Inc. Profit Sharing Retirement Plan, restated as of July 1, 1987 (incorporated by reference from Exhibit 10.1 of the Company’s Form 8 filed on July 1, 1992).

10.2	Bonus Plan of the Company (incorporated by reference from Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (No. 33-8805) effective November 14, 1986).

10.3	Employee Stock Investment Plan of the Company (incorporated by reference from Exhibit 10.28 of the Company’s Registration Statement on Form S-1 (No. 33-21057) effective May 2, 1988).

10.4	Aircraft Lease Extension Agreement between B.P. Leasing Co., (L.A. Pilgrim, Individually) and Pilgrim’s Pride Corporation (formerly Pilgrim’s Industries, Inc.) effective November 15, 1992 (incorporated by reference from Exhibit 10.48 of the Company’s Quarterly Report on Form 10-Q for the three months ended March 29, 1997).

10.5	Broiler Grower Contract dated May 6, 1997 between Pilgrim’s Pride Corporation and Lonnie “Bo” Pilgrim (Farm 30) (incorporated by reference from Exhibit 10.49 of the Company’s Quarterly Report on Form 10-Q for the three months ended March 29, 1997).

10.6	Commercial Egg Grower Contract dated May 7, 1997 between Pilgrim’s Pride Corporation and Pilgrim Poultry G.P. (incorporated by reference from Exhibit 10.50 of the Company’s Quarterly Report on Form 10-Q for the three months ended March 29, 1997).

10.7	Agreement dated October 15, 1996 between Pilgrim’s Pride Corporation and Pilgrim Poultry G.P. (incorporated by reference from Exhibit 10.23 of the Company’s Quarterly Report on Form 10-Q for the three months ended January 2, 1999).

10.8	Heavy Breeder Contract dated May 7, 1997 between Pilgrim’s Pride Corporation and Lonnie “Bo” Pilgrim (Farms 44, 45 & 46) (incorporated by reference from Exhibit 10.51 of the Company’s Quarterly Report on Form 10-Q for the three months ended March 29, 1997).

10.9	Broiler Grower Contract dated January 9, 1997 by and between Pilgrim’s Pride and O.B. Goolsby, Jr. (incorporated by reference from Exhibit 10.25 of the Company’s Registration Statement on Form S-1 (No. 333-29163) effective June 27, 1997).

10.10	Broiler Grower Contract dated January 15, 1997 by and between Pilgrim’s Pride Corporation and B.J.M. Farms (incorporated by reference from Exhibit 10.26 of the Company’s Registration Statement on Form S-1 (No. 333-29163) effective June 27, 1997).

10.11	Broiler Grower Agreement dated January 29, 1997 by and between Pilgrim’s Pride Corporation and Clifford E. Butler (incorporated by reference from Exhibit 10.27 of the Company’s Registration Statement on Form S-1 (No. 333-29163) effective June 27, 1997).

10.12	Receivables Purchase Agreement between Pilgrim’s Pride Funding Corporation, as Seller, Pilgrim’s Pride Corporation, as Servicer, Pooled Accounts Receivable Capital Corporation, as Purchaser, and Nesbitt Burns Securities Inc., as Agent (incorporated by reference from Exhibit 10.33 of the Company’s Quarterly Report on Form 10-Q for the three months ended June 27, 1998).

10.13	Purchase and Contribution Agreement dated as of June 26, 1998 between Pilgrim’s Pride Funding Corporation and Pilgrim’s Pride Corporation (incorporated by reference from Exhibit 10.34 of the Company’s Quarterly Report on Form 10-Q for the three months ended June 27, 1998).

10.14	Second Amended and Restated Secured Credit Agreement between Pilgrim’s Pride Corporation and Harris Trust and Savings Bank, individually and as agent, and the lenders from time to time parties thereto as lenders, dated November 5, 1999 (incorporated by reference from Exhibit 10.23 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 2, 1999).

10.15	Guaranty Fee Agreement between Pilgrim’s Pride Corporation and Pilgrim Interests, LTD., dated June 11, 1999 (incorporated by reference from Exhibit 10.24 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 2, 1999).

10.16	Heavy Breeder Contract dated October 27, 1999 between Pilgrim’s Pride Corporation and David Van Hoose (Timberlake Farms) (incorporated by reference from Exhibit 10.25 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 2, 1999).

10.17	First Amendment to the Second Amended and Restated Secured Credit Agreement between Pilgrim’s Pride Corporation and Harris Trust and Savings Bank, individually and as agent, and the lenders from time to time parties thereto as lenders, dated November 5, 1999 (incorporated by reference from Exhibit 10.27 of the Company’s Quarterly Report on Form 10-Q for the three months ended December 30, 2000).

10.18	Second Amendment to the Second Amended and Restated Secured Credit Agreement between Pilgrim’s Pride Corporation and Harris Trust and Savings Bank, individually and as agent, and the lenders from time to time parties thereto as lenders, dated November 5, 1999 (incorporated by reference from Exhibit 10.28 of the Company’s Quarterly Report on Form 10-Q for the three months ended December 30, 2000).

10.19	Second Amended and Restated Credit Agreement between Pilgrim’s Pride Corporation and CoBank, ACB, individually and as agent and the lenders from time to time parties hereto as lenders, dated November 16, 2000 (incorporated by reference from Exhibit 10.29 of the Company’s Quarterly Report on Form 10-Q for the three months ended December 30, 2000).

10.20	Commercial Property Lease dated December 29, 2000 between Pilgrim’s Pride Corporation and Pilgrim Poultry G.P. (incorporated by reference from Exhibit 10.30 of the Company’s Quarterly Report on Form 10-Q for the three months ended December 30, 2000).

10.21	Revolving Credit Agreement, made as of September 7, 2001 by and between Grupo Pilgrim’s Pride Funding S. de R.L. de C.V., Comerica Bank, and Comerica Bank Mexico, S.A., Institucion de Banca Multiple (incorporated by reference from Exhibit 10.27 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2001).

10.22	Third Amendment to Second Amended and Restated Secured Credit Agreement dated as of November 5, 1999, as amended, between Pilgrim’s Pride Corporation and Harris Trust and Savings Bank, individually and as agent, and the lenders from time to time parties thereto as lenders, dated as of September 26, 2001 (incorporated by reference from Exhibit 10.28 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2001).

10.23	Promissory note dated January 4, 2002 signed by David Van Hoose in favor of Pilgrim’s Pride Corporation (incorporated by reference from Exhibit 10.29 of the Company’s Quarterly Report on Form 10-Q for the three months ended March 30, 2002).

10.24	Promissory note dated January 4, 2002 signed by Clifford E. Butler in favor of Pilgrim’s Pride Corporation (incorporated by reference from Exhibit 10.30 of the Company’s Quarterly Report on Form 10-Q for the three months ended March 30, 2002).

10.25	Promissory note dated January 4, 2002 signed by Richard A. Cogdill in favor of Pilgrim’s Pride Corporation (incorporated by reference from Exhibit 10.31 of the Company’s Quarterly Report on Form 10-Q for the three months ended March 30, 2002).

10.26	Promissory note dated January 4, 2002 signed by Robert L. Hendrix in favor of Pilgrim’s Pride Corporation (incorporated by reference from Exhibit 10.32 of the Company’s Quarterly Report on Form 10-Q for the three months ended March 30, 2002).

10.27	Promissory note dated January 4, 2002 signed by Mike Murray in favor of Pilgrim’s Pride Corporation (incorporated by reference from Exhibit 10.33 of the Company’s Quarterly Report on Form 10-Q for the three months ended March 30, 2002).

10.28	Promissory note dated January 4, 2002 signed by O.B. Goolsby, Jr. in favor of Pilgrim’s Pride Corporation (incorporated by reference from Exhibit 10.34 of the Company’s Quarterly Report on Form 10-Q for the three months ended March 30, 2002).

10.29	Promissory note dated January 4, 2002 signed by Lonnie Ken Pilgrim in favor of Pilgrim’s Pride Corporation (incorporated by reference from Exhibit 10.35 of the Company’s Quarterly Report on Form 10-Q for the three months ended March 30, 2002).

10.30	First Amendment to Amended and Restated Credit Agreement made as of December 14, 2001 by and among the Company, CoBank, ACB, individually and as agent for the benefit of the present and future lenders, Farm Credit Services of America, FLCA, individually and as a co-arranger, and the lenders parties thereto individually (incorporated by reference from Exhibit 10.36 of the Company’s Quarterly Report on Form 10-Q for the three months ended June 29, 2002).

10.31	Second Amendment to Amended and Restated Credit Agreement made as of June 17, 2002 by and among the Company, CoBank, ACB, individually and as agent for the benefit of the present and future lenders, Farm Credit Services of America, FLCA, individually and as co-arranger, and the lenders parties thereto individually (incorporated by reference from Exhibit 10.37 of the Company’s Quarterly Report on Form 10-Q for the three months ended June 29, 2002).

10.32	Amendment No. 1 dated as of July 12, 2002 to Receivables Purchase Agreement dated as of June 26, 1998 among Pilgrim’s Pride Funding Corporation, the Company, Fairway Finance Corporation (as successor in interest to Pooled Accounts Receivable Capital Corporation) and BMO Nesbitt Burns Corp. (f/k/a Nesbitt Burns Securities Inc.).**

10.33	Third Amended and Restated Note Purchase Agreement dated as of August 30, 2002 between the Company and John Hancock Life Insurance Company (formerly known as John Hancock Mutual Life Insurance Company).**

10.34	Retirement agreement dated November 11, 2002 between Pilgrim’s Pride Corporation and David Van Hoose.**

10.35	Third Amendment to Amended and Restated Credit Agreement made as of October 17, 2002 by and among the Company, CoBank, ACB, individually and as agent for the benefit of the present and future lenders, Farm Credit Services of America, FLCA, individually and as co-arranger, and the lenders parties thereto individually.**

12	Ratio of Earnings to Fixed Charges for the years ended September 28, 2002, September 29, 2001, September 30, 2000, October 2, 1999 and September 26, 1998.*

21	Subsidiaries of Registrant.*

23	Consent of Ernst & Young LLP.*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley act of 2002.*

32.1	Certificate of the Principal Executive Officer of Pilgrim ‘s Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certificate of the Chief Financial Officer of Pilgrim ‘s Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.
**	Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of October, 2003.

PILGRIM’S PRIDE CORPORATION

By:	/s/ RICHARD A. COGDILL

Richard A. Cogdill Chief Financial Officer Secretary and Treasurer

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Stockholders, the Board of Directors and

Pilgrim’s Pride Corporation

We have audited the accompanying consolidated balance sheets of Pilgrim’s Pride Corporation and subsidiaries as of September 28, 2002 and September 29, 2001, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended September 28, 2002. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pilgrim’s Pride Corporation as of September 28, 2002 and September 29, 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 28, 2002, in conformance with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements, taken as a whole, presents fairly in all material respects the information set forth therein.

Dallas, Texas	Ernst & Young LLP
October 29, 2002,
except for Note J and the first paragraph
of Note C as to which
the date is December 2, 2002

Consolidated Balance Sheets

Pilgrim’s Pride Corporation

	September 28, 2002	September 29, 2001
	(In thousands, except share and per share data)
Assets
Current Assets:
Cash and cash equivalents	$14,913	$20,916
Trade accounts and other receivables, less allowance for doubtful accounts	85,347	95,022
Inventories	326,792	314,400
Other current assets	16,866	12,934

Total Current Assets	443,918	443,272
Other Assets	21,940	20,067
Property, Plant and Equipment:
Land	38,718	36,350
Buildings, machinery and equipment	1,039,581	929,922
Autos and trucks	54,609	53,264
Construction-in-progress	30,433	71,427

Less accumulated depreciation	1,163,341	1,090,963
	401,309	338,607

	762,032	752,356

	$1,227,890	$1,215,695

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$163,892	$151,265
Accrued expenses	84,618	78,658
Current deferred income tax	12,888	4,900
Current maturities of long-term debt	3,483	5,099

Total Current Liabilities	264,881	239,922
Long-Term Debt, Less Current Maturities	450,161	467,242
Deferred Income Taxes	116,911	126,710
Minority Interest in Subsidiary	1,613	889
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock, $.01 par value, authorized 5,000,000 shares; none issued	—	—
Common stock – Class A, $.01 par value, authorized 100,000,000 shares; and 13,794,529 shares issued and outstanding in 2002 and 2001, respectively;	138	138
Common stock – Class B, $.01 par value, authorized 60,000,000 shares; 27,589,250 issued and outstanding in 2002 and 2001	276	276
Additional paid-in capital	79,625	79,625
Retained earnings	314,626	302,758
Accumulated other comprehensive income (loss)	1,227	(297)
Less treasury stock, 271,100 shares	(1,568)	(1,568)

Total Stockholders’ Equity	394,324	380,932

	$1,227,890	$1,215,695

See Notes to Consolidated Financial Statements

Consolidated Statements of Income

Pilgrim’s Pride Corporation

	Three Years Ended September 28, 2002
	2002	2001	2000
	(In thousands, except per share data)
Net Sales	$2,533,718	$2,214,712	$1,499,439
Cost and Expenses:
Cost of sales	2,368,553	2,000,762	1,333,611
Selling, general and administrative	135,261	119,408	85,340

	2,503,814	2,120,170	1,418,951

Operating Income	29,904	94,542	80,488

Other Expenses (Income):
Interest expense, net	32,003	30,775	17,779
Foreign exchange (gain) loss	1,463	122	(152)
Miscellaneous, net	(5,472)	1,784	75

	27,994	32,681	17,702

Income Before Income Taxes	1,910	61,861	62,786
Income Tax (Benefit) Expense	(12,425)	20,724	10,442

Net Income	$14,335	$41,137	$52,344

Net Income per Common Share-Basic and Diluted	$0.35	$1.00	$1.27

See Notes to Consolidated Financial Statements

Consolidated Statements of Stockholders’ Equity

Pilgrim’s Pride Corporation

	Shares of Common Stock		Total Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	Class A	Class B
	( In thousands, except share data)
Balance at October 2, 1999	13,794,529	27,589,250	$414	79,625	214,220	—	—	294,259
Treasury stock purchased	(271,100)						(1,568)	(1,568)
Net income for year					52,344			52,344
Cash dividends declared ($.06 per share)					(2,476)			(2,476)

Balance at September 30, 2000	13,523,429	27,589,250	$414	79,625	264,088	—	(1,568)	342,559
Net income for year					41,137			41,137
Other comprehensive income (loss):
Losses on commodity hedging						(994)		(994)
Hedging losses reclassified as earnings						697		697

Total comprehensive income								40,840
Cash dividends declared ($.06 per share)					(2,467)			(2,467)

Balance at September 29, 2001	13,523,429	27,589,250	$414	$79,625	$302,758	$(297)	$(1,568)	$380,932
Net income for year					14,335			14,335
Other comprehensive income
Gains on commodity hedging						81		81
Hedging income reclassified as earnings						1,443		1,443

Total comprehensive income								15,858
Cash dividends declared ($.06 per share)					(2,467)			(2,467)

Balance at September 28, 2002	13,523,429	27,589,250	$414	$79,625	$314,626	$1,227	$(1,568)	$394,324

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

Pilgrim’s Pride Corporation

	Three Years Ended September 28, 2002
	2002	2001	2000
	(In thousands)
Cash Flows From Operating Activities:
Net income	$14,335	$41,137	$52,344
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	70,973	55,390	36,027
(Gain) loss on property disposals	(149)	301	1,093
Deferred income taxes	(1,811)	12,737	444
Loss on early extinguishment of debt	—	1,434	—
Changes in operating assets and liabilities:
Accounts and other receivables	9,675	10,445	34,082
Inventories	(12,392)	(26,952)	(13,202)
Other current assets	(3,932)	(4,494)	245
Accounts payable and accrued expenses	18,587	(1,030)	19,982
Other	2,827	(1,135)	(212)

Cash Provided by Operating Activities	98,113	87,833	130,803

Investing Activities:
Acquisitions of property, plant and equipment	(80,388)	(112,632)	(92,128)
Business acquisition	—	(239,539)	—
Proceeds from property disposals	1,426	2,472	2,319
Other, net	(2,867)	8,101	(3,906)

Cash Used in Investing Activities	(81,829)	(341,598)	(93,715)

Financing Activities:
Borrowing for acquisition	—	285,070	—
Repayment on WLR Foods debt	—	(45,531)	—
Proceeds from notes payable to banks	214,500	136,000	71,000
Repayments on notes payable to banks	(214,500)	(136,000)	(71,000)
Proceeds from long-term debt	182,950	425,423	20,047
Payments on long-term debt	(201,646)	(408,316)	(38,622)
Purchase of treasury stock	—	—	(1,568)
Financing costs	(630)	(7,530)	(2,149)
Cash dividends paid	(2,467)	(2,467)	(2,476)

Cash Provided By (Used In) Financing Activities	(21,793)	246,649	(24,769)
Effect of exchange rate changes on cash and cash equivalents	(494)	(28)	37

Increase (decrease) in cash and cash equivalents	(6,003)	(7,144)	12,357
Cash and cash equivalents at beginning of year	20,916	28,060	15,703

Cash and Cash Equivalents at End of Year	$14,913	$20,916	$28,060

Supplemental Disclosure Information:
Cash paid during the year for:
Interest (net of amount capitalized)	$35,234	$26,948	$17,178
Income taxes	$(4,839)	$7,255	$13,258

See Notes to Consolidated Financial Statements

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES

September 28, 2002

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Pilgrim’s Pride Corporation (referred to herein as “the Company”, “we”, “us”, “our”, or similar terms) is the second largest producer of poultry in both the United States and Mexico. In the United States, we produce both prepared and fresh chicken and turkey, while in Mexico, we produce exclusively fresh chicken. Through vertical integration, we control the breeding, hatching and growing of chickens and turkeys and the processing and preparation, packaging and sale of our product lines.

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

On January 27, 2001, we acquired WLR Foods, Inc. (formerly Nasdaq: WLRF) for $239.5 million and the assumption of $45.5 million of indebtedness. The purchase price and refinancing were provided by borrowings on the Company’s existing secured term borrowing facility (see Note C). WLR operations have been included since the acquisition on January 27, 2001. The acquisition is being accounted for under the purchase method of accounting and the purchase price has been allocated based on the estimated fair value of assets and liabilities. Final allocation of purchase price to assets acquired and liabilities assumed is as follows (in thousands):

Current Assets	$167,628
Property, plant and equipment	270,910
Other Assets	3,607
Accounts payable and other current liabilities	(84,723)
Long Term Debt Assumed	(45,531)
Deferred income tax liabilities	(72,221)
Other liabilities	(131)

Total	$239,539

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES

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

In thousands, except per share data	Year ended 2001
Net Sales	$2,479,259
Operating Income	99,128
Interest Expense, Net	39,790
Income Before Taxes	57,174
Net Income	38,277
Net Income per Common Share	$0.93
Other Information:
Depreciation and Amortization	$64,565

Principles of Consolidation

The consolidated financial statements include the accounts of Pilgrim’s Pride Corporation and its wholly and majority owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.

The Company reports on the basis of a 52/53-week fiscal year, which ends on the Saturday closest to September 30. As a result, 2002, 2001 and 2000 each had 52 weeks.

The financial statements of the Company’s Mexico subsidiaries are remeasured as if the U.S. dollar were the functional currency. Accordingly, assets and liabilities of the Mexico subsidiaries are translated at end-of-period exchange rates, except for non-monetary assets, which are translated at equivalent dollar costs at dates of acquisition using historical rates. Operations are translated at average exchange rates in effect during the period. Foreign exchange losses are separately stated as a component of “Other Expenses (Income)” in the Consolidated Statement of Income.

The Company has adopted the provisions of Statement of Accounting Standards No. 145 (SFAS 145); “Rescission of FASB Statements No. 4, 44, 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The provisions of SFAS 145 requires that any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods be reclassified and no longer presented as an extraordinary item. As a result, the Company has reclassified the loss on debt extinguishment of $1,434,000 in fiscal 2001 to miscellaneous, net.

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

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES

September 28, 2002

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

In accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (SFAS 121), the Company records impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. The impairment charge is determined based upon the amount the net book value of the assets exceeds their fair market value. In making these determinations, the Company utilizes certain assumptions, including, but not limited to: (i) estimated fair market value of the assets, and (ii) estimated future cash flows expected to be generated by these assets, which are based on additional assumptions such as asset utilization, length of service the asset will be used in the Company’s operations and estimated salvage values.

Accrued Self Insurance.    Insurance expense for casualty claims and employee-related health care benefits are estimated using historical experience and actuarial estimates. Stop-loss coverage is maintained with third party insurers to limit the Company’s total exposure. The assumption used to arrive at periodic expenses is reviewed regularly by management. However, actual expenses could differ from these estimates and could result in adjustments to be recognized.

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

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES

September 28, 2002

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

Accumulated Other Comprehensive Income

Statement of Accounting Standards No. 133; Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), was adopted on October 1, 2000. No transitional impact resulted from the adoption of SFAS 133. The Company recognizes all derivatives on the balance sheet at fair value. Derivatives that are not hedges are adjusted to fair value through income. If the derivative is a hedge, changes in the fair value of derivatives are offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. No significant ineffectiveness was recognized in 2002. The Company evaluates the effectiveness of the risk reduction and correlation criteria based on forecasted future purchases (primarily corn and soybean) and continues to evaluate the effectiveness of the hedge until the transaction is closed.

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

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES

September 28, 2002

NOTE B—INVENTORIES

Inventories consist of the following:

(In thousands)	2002	2001
Chicken:
Live chicken and hens	$106,450	$97,073
Feed, eggs and other	57,854	77,970
Finished chicken products	73,494	70,493

	237,798	245,536
Turkey:
Live turkey and hens	29,140	30,694
Feed, eggs and other	12,871	3,906
Finished turkey products	46,983	34,264

	88,994	68,864

Total Inventory	$326,792	$314,400

NOTE C—NOTES PAYABLE AND LONG-TERM DEBT

At September 28, 2002, the Company maintained $130.0 million in revolving credit facilities, $30 million of which related to our Mexican Operations, and $400.0 million in a secured revolving/term borrowing facility in the U.S. and Mexico. The $400.0 million revolving/term borrowing facility provides for $285.0 million and $115.0 million of 10 year and 7 year commitments, respectively. Borrowings under these facilities are split pro rata between the 10 year and 7 year maturities as they occur. The credit facilities provide for interest at rates ranging from LIBOR plus five-eighths percent to LIBOR plus two and three-quarters percent, depending upon the Company’s total debt to capitalization ratio. Interest rates on debt outstanding under these facilities at September 28, 2002 ranged from LIBOR plus one and one-quarter percent to LIBOR plus two. These facilities are secured by inventory and fixed assets; the $30 million facility in Mexico is secured by Mexican accounts receivables, inventories and certain fixed assets Borrowings against these facilities are subject to the availability of collateral, and no material adverse change provisions. At September 28, 2002, $115.9 million was available under the revolving credit facilities, including $30.0 million in Mexico, and $209.0 million was available under the term borrowing facilities. At December 2, 2002 we had $76.1 million available under revolving credit facilities, $180.0 million available under the revolving/term borrowing facility and cash on hand of $81.3 million compared to $14.9 million at September 28, 2002, due primarily to advances subsequent to year end on the various facilities, for a total liquidity of $337.4 million at December 2, 2002 compared to $339.8 million at September 28, 2002.

Annual maturities of long-term debt for the five years subsequent to September 28, 2002 adjusted to consider the subsequent borrowing are: 2003—$3.4 million; 2004—$3.7 million; 2005—$17.9 million; 2006—$23.8 million; and 2007—$25.3 million.

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

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES

September 28, 2002

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

On August 9, 2001, the Company issued $200.0 million in senior unsecured notes with an interest rate of 9 5/8% maturing on September 15, 2011. The proceeds from the note offering were used to redeem the remaining $90.8 million outstanding of our 10 7/8% senior subordinated notes due 2003. The balance of the proceeds was used to reduce outstanding under our $400.0 million revolving/term borrowing facility. As a result of the Company’s decision to retire all of the 10 7/8% Senior Subordinated Notes due 2003, the Company has recorded a loss of $1,434,000 which has been included in miscellaneous, net expense for the year ended September 29, 2001.

The Company is required, by certain provisions of its debt agreements, to maintain levels of working capital and net worth, to limit dividends to a maximum of $3.4 million per year, and to maintain various fixed charge, leverage, current and debt-to-equity ratios. Substantially all of the Company’s domestic property, plant and equipment, except those in its turkey segment, are pledged as collateral on its long-term debt and credit facilities. The Mexico credit facility is secured by accounts receivable, inventories and certain fixed assets.

Total interest was $40.4 million, $38.9 million and $21.7 million in 2002, 2001 and 2000, respectively. Interest related to new construction capitalized in 2002, 2001 and 2000 was $6.0 million, $7.2 million and $3.3 million, respectively.

Long-term debt consists of the following:

(In thousands)	Final Maturity	2002	2001
Senior unsecured notes, interest at 9 5/8%	2011	$200,000	$200,000
Revolving term/credit facility – 10 year tranche at LIBOR plus 2.00% payable monthly	2009	136,087	124,688
Note payable to an insurance company at 6.68% payable Monthly	2012	60,958	65,474
Revolving term/credit facility – 7 year tranche at LIBOR plus 1.75% payable monthly	2006	54,913	50,313
Notes payable to a bank at LIBOR plus 1.25 to 1.50	2004	—	30,000
Other notes payable	Various	1,686	1,866

		453,644	472,341
Less current maturities		3,483	5,099

		$450,161	$467,242

The fair value of long-term debt, at September 28, 2002 and September 29, 2001 based upon quoted market prices for the same or similar issues where available or by using discounted cash flow analysis, was approximately $456.6 million and $469.6 million, respectively.

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES

September 28, 2002

NOTE D—INCOME TAXES

Income before income taxes after allocation of certain expenses to foreign operations for 2002, 2001 and 2000 was ($7.3) million, $57.8 million and $32.7 million, respectively, for U.S. operations and $9.2 million, $5.5 million and $30.0 million, respectively, for foreign operations. The provisions for income taxes are based on pre-tax financial statement income.

Effective January 1, 2002, the Mexican Congress passed the Mexican tax reform (the “Reform”) legislation, which eliminated the previous tax exemption under Simplified Regime for the Company’s Mexico subsidiaries. The Reform requires the Company’s Mexico subsidiaries to calculate and pay taxes under a new simplified regime pursuant to Mexico’s income tax laws beginning January 1, 2002, subject to certain transitional provisions. The primary transitional provision was an exit calculation, which generated a net operating loss carryforward for Mexican income tax purposes.

As a result of the Reform, the Company recognized a tax benefit of approximately $11.9 million during fiscal 2002, primarily to reflect the benefit of the net operating loss carryforward for Mexican tax purposes. The components of income tax expense (benefit) are set forth below:

(In thousands)	2002		2001	2000
Current:
Federal	$(11,570)		$6,045	$9,239

Foreign	1,712		1,594	138
State and other	(756)		348	621

Deferred	(10,614 (1,811	) )	7,987 12,737	9,998 444

	$(12,425)		$20,724	$10,442

The following is a reconciliation between the statutory U.S. federal income tax rate and the Company’s effective income tax rate:

	2002	2001	2000
Federal income tax rate	35.0%	35.0%	35.0%
State tax rate, net	(16.6)	2.4	1.4
Difference in U.S. statutory tax rate and Mexico’s effective tax rate	(42.6)	(3.9)	(19.8)
Change in Mexico Tax Law	(626.3)

	(650.5)%	33.5%	16.6%

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES

September 28, 2002

Significant components of the Company’s deferred tax liabilities and assets are as follows:

(In thousands)	2002	2001
Deferred tax liabilities:
Property and equipment	$115,364	$97,667
Inventories	37,917	27,926
Prior use of cash accounting	24,188	26,625
Other	11,666	2,419

Total deferred tax liabilities	189,135	154,637

Deferred tax assets:
Net operating losses	44,821	—
Expenses deductible in different years	22,148	23,027

Total deferred tax asset	66,969	23,027
Valuation allowance	7,633	—

Net deferred tax liabilities	$129,799	$131,610

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

The valuation allowance exclusively reflects a reserve for the unindexed portion of net operating losses attributable to certain of the Company’s Mexican operations, which under the Mexican tax laws are taxed on an individual entity basis. These certain Mexican entities did not have sufficient earnings to enable them to realize the full value of their net operating losses, while the Company’s other Mexican entities have significant earnings history. Accordingly, the Company established the valuation allowance on entities for which the Company believed it was more likely than not the operating losses will expire prior to their realization.

The Mexican tax operating loss carryforwards expire in the years ranging from 2008 through 2012.

NOTE E—ACCOUNTS RECEIVABLE

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

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES

September 28, 2002

Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The gross proceeds resulting from the sale are included in cash flows from operating activities in the Consolidated Statements of Cash Flows. Losses on these sales were immaterial.

NOTE F—COMMON STOCK

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

NOTE G—SAVINGS PLAN

The Company maintains a Section 401(k) Salary Deferral Plan (the “Plan”). Under the Plan, eligible U.S. employees may voluntarily contribute a percentage of their compensation. The Plan provides for a contribution of up to four percent of compensation subject to an overall Company contribution limit of five percent of the U.S. operation’s income before taxes. Under this plan, the Company’s expenses were $2.3 million, $3.7 million and $2.3 million in 2002, 2001 and 2000, respectively.

NOTE H—RELATED PARTY TRANSACTIONS

Lonnie “Bo” Pilgrim, the Chairman and, through certain related entities, the major stockholder of the Company (collectively, the “major stockholder”) owns an egg laying and a chicken growing operation. In addition, at certain times during the year the major stockholder purchases from the Company live chickens and hens and certain feed inventories during the grow-out process and then contracts with the Company to resell the birds at maturity, determined on a market based formula price subject to a ceiling price calculated at his cost plus 2%. During the years ended September 28, 2002, September 29, 2001 and September 30, 2000 the formula resulted in a net operating profit (loss) to the major stockholder of ($428,000), $1,103,000 and $100,000, respectively, on gross amounts paid by the Company to the major stockholder described below under “Live chicken purchases from the major stockholder.”

Transactions with the major stockholder or related entities are summarized as follows:

(In thousands)	2002	2001	2000
Contract egg grower fees to major stockholder	$—	$1,537	$5,100
Lease payment on commercial egg property to major stockholder	750	564	—
Chick, feed and other sales to major stockholder	44,857	38,771	31,879
Live chicken purchases from major stockholder	44,429	39,784	31,979
Loan guaranty fees	2,615	3,142	795
Lease payments on airplane	396	396	396

On December 29, 2000 the Company entered into an agreement to lease a commercial egg property and assume all of the ongoing costs of the operation from the Company’s major stockholder. The Company had previously purchased the eggs produced from this operation pursuant to a contract grower arrangement. The lease term runs for ten years with a monthly lease payment of $62,500. The Company has an option to extend the lease for an additional five years, with an option at the end of the lease to purchase the property at fair market value as determined by an independent appraisal.

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES

September 28, 2002

The Company pays fees to the Company’s major stockholder in return for the major stockholder’s personal guarantee on certain debt obligations of the Company.

The Company leases an airplane from its major stockholder under an operating lease agreement that is renewable annually. The terms of the lease agreement require monthly payments of $33,000 plus operating expenses. Lease expense was $396,000 for each of the years 2002, 2001 and 2000. Operating expenses were $212,520, $234,066, and $127,680 in 2002, 2001 and 2000, respectively.

The Company maintains depository accounts with a financial institution in which the Company’s major stockholder is also a major stockholder. Fees paid to this bank in 2002, 2001 and 2000 are insignificant, and as of September 28, 2002 the Company had bank balances at this financial institution of approximately $3.5 million.

On February 14, 2000, the Company purchased substantially all of the assets of a chicken litter disposal and fertilizer business operated by the Company’s major stockholder’s son by assuming liabilities of approximately $8.5 million.

The Company has also entered into chicken grower contracts involving farms owned by Clifford Butler, Vice Chairman of the Company, O.B. Goolsby, President, Chief Operating Officer and a director of the Company, and David Van Hoose, formerly Chief Executive Officer and a director of the Company, providing the placement of Company-owned flocks on their farms during the grow-out phase of production. These contracts are on terms substantially the same as contracts entered into by the Company with unaffiliated parties and can be terminated by either party upon completion of the grow-out of each flock, and resulted in aggregate payments to these individuals as follows: Fiscal 2002—Clifford Butler—$335,911, O.B. Goolsby—$199,497, and David Van Hoose—$499,000; Fiscal 2001—Clifford Butler—$227,311, O.B. Goolsby—$159,220, and David Van Hoose—$304,384; and Fiscal 2000—Clifford Butler—$203,930, O.B. Goolsby $155,501, and David Van Hoose—$0.

NOTE I—COMMITMENTS

The Consolidated Statements of Income include rental expense for operating leases of approximately $28.1 million, $28.7 million and $22.4 million in 2002, 2001 and 2000, respectively. The Company’s future minimum lease commitments under non-cancelable operating leases are as follows: 2003—$31.7 million; 2004—$20.9 million; 2005—$15.8 million; 2006—$13.9 million; 2007—$11.4 million and thereafter $10.5 million.

At September 28, 2002, the Company had $14.1 million in letters of credit outstanding relating to normal business transactions.

NOTE J—CONTINGENCIES

In August of 2000, four of our current and/or former employees filed the case of “Betty Kennell, et al. v. Wampler Foods, Inc.” in the United States District Court for the Northern District of West Virginia, claiming we violated requirements of the Fair Labor Standards Act. The suit alleged Pilgrim’s Pride failed to pay employees for all hours worked. The suit generally alleged that (1) employees should be paid for time spent to put on, take off, and clean certain personal gear at the beginning and end of their shifts and breaks and (2) the use of a master time card or production “line” time fails to pay employees for all time actually worked. Plaintiffs seek to recover unpaid wages plus liquidated damages and legal fees. Approximately 150 consents to join as plaintiffs were filed with the court by current and/or former employees. No trial date has been set. To date, only limited discovery has been performed. Neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to this case can be determined at this time. We do not expect this matter, individually or collectively, to have a material impact on our financial position, operations or liquidity.

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES

September 28, 2002

On August 20, 1999, the former WLR Foods brought legal action as a plaintiff in an antitrust lawsuit filed in the U.S. District Court in Washington D.C. alleging a world-wide conspiracy by approximately 34 named defendants to control production capacity and raise prices of common vitamins such as A, B-4, C, and E. The Company, as successor to WLR Foods in this suit, received $9.5 million in fiscal 2002 in partial settlement of its claims, $4.3 million of which was recorded by the Company as a component of “Other Expense (Income): Miscellaneous, Net” in fiscal 2002 as the recovery amount received during the period exceeded the $5.2 million recovery amount recorded at the time of the acquisition of WLR Foods. The initial estimate of the amount that would be recovered under the WLR Foods claims was based on the ratio of recoveries to vitamin purchases that was inherent in similar claims settled by the Company in fiscal 2001 on substantially similar claims. To date, claims related to approximately one-third of the WLR Foods affected vitamin purchases have been settled by or on behalf of the former WLR Foods, which settlements resulted in payments to the Company or the former WLR Foods, Inc. of $11.0 million. No assurances can be made regarding the likelihood or timing of future settlements or whether or not future recoveries, if any, will be proportionally less than, equal to or greater than these previous recovery amounts.

In October 2002 a limited number of USDA samples from our Franconia, Pennsylvania plant tested positive for Listeria. As a result, we voluntarily recalled all cooked deli products produced at the plant from May 1, 2002 through October 11, 2002. The amount of product covered by the recall was approximately 7% of our annual turkey production and less than 1% of our total poultry production. As an additional precautionary measure, we immediately suspended operations at our Franconia facility to redouble our food safety and sanitation efforts. No illnesses associated with the Listeria strain in a Northeastern outbreak have been linked to any of our products. Our Franconia facility has been reviewed and inspected by the USDA and was reopened on November 13, 2002. As the recall occurred in early fiscal 2003, it did not have any significant impact on our consolidated financial statements as of September 28, 2002. In addition, we carry insurance designed to cover the direct recall related expenses and certain aspects of the related business interruption caused by the recall, and subject to the insurer’s reservation of rights, we have received a $4 million advance payment from our insurer with respect to the product recall claim. The Company believes that the recall and its direct effects will not have a material impact on our financial position, results of operations, or liquidity after considering available insurance coverage. However, there will likely be differences between the accounting periods in which certain recall effects are realized and when insurance recoveries are received, and there can be no assurances as to our ability to re-establish the products and sales affected by the recall.

As a result of the recall, on November 4, 2002, an individual who allegedly consumed our meat products filed a putative class action lawsuit in the Philadelphia County Court of Common Pleas in the Commonwealth of Pennsylvania. Plaintiff allegedly contracted Listeriosis. The case is styled Frank Niemtzow, individually and on behalf of all others similarly situated, v. Pilgrim’s Pride Corporation and Wampler Foods, Inc. The complaint seeks recovery on behalf of a putative class of all persons that purchased and/or consumed meat products manufactured at the Company’s Franconia, Pennsylvania facility between May 1, 2002, and October 11, 2002, who have suffered an injury. This class represents all individuals who have suffered Listeriosis and symptoms of Listeriosis and other medical injuries. Plaintiff also seeks to represent a putative class of all persons that purchased and/or consumed meat products manufactured at the Company’s Franconia, Pennsylvania facility between May 1, 2002 and October 11, 2002, who have not suffered any personal injury. The complaint seeks compensatory and punitive damages under theories of negligence, alleged violation of the Pennsylvania Unfair Trade Practices Act and Consumer Protection Law, strict liability in tort, and unjust enrichment. The time for responding to the complaint has not yet arrived. We intend to defend vigorously both certification of the case as a class action and questions concerning ultimate liability and damages, if any. No discovery has been conducted to date. Neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to this case can be determined at this time. After considering our available insurance coverage, we do not expect this matter to have a material impact on our financial position, operation or liquidity.

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES

September 28, 2002

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

NOTE K—FINANCIAL INSTRUMENTS

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

At September 28, 2002, the Company held the following commodity contracts consisting of delivery contracts settling between October 2002 and December 2003. The following table provides information about the Company’s financial instruments that is sensitive to changes in commodity prices:

Dollars in thousands, except per unit contract/strike prices	Units	Notional Amount	Weighted Average Contract/Strike Price	Fair Value Gain
Hedging Position:
Long positions in corn	Bushels	2,645,000	$2.53	$50
Long positions in Soybean Meal	Tons	30,000	$149.7	$667

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES

September 28, 2002

NOTE L—BUSINESS SEGMENTS

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

Inter-area sales and inter-segment sales, which are not material, are accounted for at prices comparable to normal trade customer sales. Total assets by segment and geographic area are those assets, which are used in the Company’s operations in each segment or area. Corporate assets and expenses are included with chicken and other products.

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES

September 28, 2002

The following table presents certain information regarding our segments:

	Fiscal Year Ended
	September 28, 2002	September 29, 2001	September 30, 2000
	(In thousands)
Net Sales to Customers:
Chicken and Other Products:
United States	$1,842,749	$1,652,199	$1,192,077
Mexico	342,851	323,678	307,362

Sub-total	2,185,600	1,975,877	1,499,439
Turkey	348,118	238,835	—

Total	$2,533,718	$2,214,712	$1,499,439

Operating Income:
Chicken and Other Products:
United States	$32,663	$78,096	$45,928
Mexico	17,064	12,157	34,560

Sub-total	49,727	90,253	80,488
Turkey	(19,823)	4,289	—

Total	$29,904	$94,542	$80,488

Depreciation and Amortization: (b)
Chicken and Other Products:
United States	$47,528	$38,155	$24,444
Mexico	13,526	11,962	11,583

Sub-total	61,054	50,117	36,027
Turkey	9,919	5,273	—

Total	$70,973	$55,390	$36,027

Total Assets:
Chicken and Other Products:
United States	$769,561	$764,073
Mexico	241,281	247,681

Sub-total	$1,010,842	$1,011,754
Turkey	210,576	203,941

Total	$1,221,418	$1,215,695

Capital Expenditures: (a)
Chicken and Other Products
United States	$65,775	$80,173
Mexico	7,934	29,425

Sub-total	73,709	109,598
Turkey	6,679	3,034

Total	$80,388	$112,632

(a)	Excludes business acquisition cost of $239,539, incurred in connection with the acquisition of WLR Foods on January 27, 2001.

(b)	Includes amortization of capitalized financing costs of approximately $1.4 million, $0.9 million and $1.2 million in fiscal years 2002, 2001 and 2000, respectively.

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES

September 28, 2002

As of September 28, 2002, the Company had net assets in Mexico of $226.4 million. There were no customers representing 10% or more of revenue in fiscal 2002 and 2001. During 2000 revenue from one customer represented 13.5% of consolidated net sales.

NOTE M—QUARTERLY RESULTS

Quarterly Results (Unaudited)

(In thousands, except per share data)	Year ended September 28, 2002
	First Quarter	Second Quarter(a)	Third Quarter(b)	Fourth Quarter(a)	Fiscal Year
Net sales	$656,030	$600,753	$637,116	$639,819	$2,533,718
Gross profit	57,865	28,631	47,000	31,670	165,166
Operating income (loss)	23,330	(4,372)	14,046	(3,100)	29,904
Net income (loss)	12,991	1,252	3,266	(3,174)	14,335
Per Share:
Net income (loss)	0.32	0.03	0.08	(0.08)	0.35
Cash dividends	0.015	0.015	0.015	0.015	0.060

(In thousands, except per share data)	Year ended September 29, 2001
	First Quarter	Second Quarter(c)	Third Quarter	Fourth Quarter	Fiscal Year
Net sales	$386,032	$541,593	$645,836	$641,251	$2,214,712
Gross profit	47,166	29,216	75,625	61,943	213,950
Operating income (loss)	23,211	(5,272)	45,486	31,117	94,542
Net income (loss)	12,737	(9,802)	25,267	12,934	41,137
Per Share:
Net income (loss)	.31	(.24)	.61	.32	1.00
Cash dividends	.015	.015	.015	.015	.06

(a)	Includes tax benefit of $9.7 million in the second quarter and $2.2 million in the fourth quarter resulting from the change in the Mexico tax law. See Note D.

(b)	Includes settlement from vitamin lawsuit of $4.3 million. See Note J

(c)	The Company acquired WLR Foods on January 27, 2001 for $239.5 million and the assumption of $45.5 million of indebtedness. The acquisition has been accounted for as a purchase, and the results of operations for this acquisition have been included in our consolidated results of operations since the acquisition date.

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Col. A	Col. B	Col. C		Col. D		Col. E
	Balance at Beginning of Period	ADDITIONS		Deductions- Describe		Balance at end of Period
DESCRIPTION		Charged to Costs and Expenses	Charged to Other Accounts-Describe
Year ended September 28, 2002:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$3,961,000	$(506,000)	$—	$1,111,000	(1)	$2,344,000
Year ended September 29, 2001:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$4,086,000	$1,132,000	$—	$1,257,000	(1)	$3,961,000
Year ended September 30, 2000:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$4,703,000	$(611,000)	$—	$6,000	(1)	$4,086,000

(1)	Uncollectable accounts written off, net of recoveries.

EXHIBIT 12

PILGRIM’S PRIDE CORPORATION

COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

	Year Ended
	September 28, 2002	September 29, 2001	September 30, 2000	October 2, 1999	September 26, 1998
	(amounts in thousands, except ratio)
EARNINGS:
Income before income taxes	$1,910	$61,861	$62,786	$90,904	$56,522
Add: Total fixed charges (see below)	49,801	48,406	29,168	26,706	27,987
Less: Interest Capitalized	6,014	7,153	3,313	2,032	1,675

Total Earnings	$45,697	$103,114	$88,641	$115,578	$82,834

FIXED CHARGES:
Interest (1)	$40,444	$38,852	$21,712	$20,889	$23,239
Portion of rental expense representative of the interest factor (2)	9,357	9,554	7,456	5,817	4,748

Total fixed charges	$49,801	$48,406	$29,168	$26,706	$27,987

Ratio of earnings to fixed charges	(3)	2.13	3.04	4.33	2.96

(1)	Interest includes amortization of capitalized financing fees.

(2)	One-third of rental expenses is assumed to be representative of the interest factor.

(3)	Earnings were insufficient to cover fixed charges by $4,104.