Form 10-Q/A
period 2003-06-28
PILGRIMS PRIDE CORP
filed 2003-10-31
CIK 802481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A-1

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

EXPLANATORY NOTE

Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, Pilgrim’s Pride Corporation hereby amends its Quarterly Report on Form 10-Q for the quarter ended June 28, 2003 to respond to certain comments of the Securities and Exchange Commission (“SEC”) pertaining to the inclusion of a discussion of recurring gross profit exclusive of non-recurring recoveries on pages 22 and 24, and minor alignment changes and reclassifications of certain costs from investing activities to financing activities in the consolidated statement of cash flows. In order to preserve the nature and character of the disclosures as originally filed, except as specifically discussed in this Amendment No. 1 to the Quarterly Report on Form 10-Q/A, no attempt has been made to modify or update such disclosures for events which occurred subsequent to the original filing on July 23, 2003. Accordingly, this Amendment No. 1 to the Quarterly Report on Form 10-Q/A should be read in conjunction with Pilgrim’s subsequent filings with the SEC.

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

Pilgrim’s Pride Corporation and Subsidiaries

Consolidated Income Statements

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
	(in thousands, except share and per share data)
Net Sales	$651,877	$637,116	$1,909,874	$1,893,899
Costs and Expenses:
Cost of sales	600,932	590,807	1,805,257	1,761,095
Non-recurring recoveries	(10,302)	(691)	(36,002)	(691)
Selling, general and administrative	35,107	32,954	102,728	100,491

	625,737	623,070	1,871,983	1,860,895

Operating income	26,140	14,046	37,891	33,004
Other Expense (Income):
Interest expense, net	9,417	9,031	28,835	24,866
Foreign exchange (gain) loss	(334)	2,269	(466)	1,374
Miscellaneous, net	(8,124)	(3,778)	(36,787)	(3,292)

	959	7,522	(8,418)	22,948
Income before income taxes	25,181	6,524	46,309	10,056
Income tax (benefit) expense	7,740	3,258	15,346	(7,453)

Net income	$17,441	$3,266	$30,963	$17,509

Net income per common share — basic and diluted	$0.42	$0.08	$0.75	$0.43

Dividends per common share	$0.015	$0.015	$0.045	$0.045

Weighted average shares outstanding	41,112,679	41,112,679	41,112,679	41,112,679

See notes to consolidated financial statements.

Pilgrim’s Pride Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	June 28, 2003	June 29, 2002
	(in thousands)
Cash Flows From Operating Activities:
Net income	$30,963	$17,509
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	54,253	52,859
Loss (gain) on property disposals	(277)	227
Deferred income taxes	17,318	(8,642)
Changes in operating assets and liabilities:
Trade accounts and other receivables	(33,265)	3,317
Inventories	(31,509)	(16,692)
Prepaid expenses and other current assets	1,566	3,251
Accounts payable and accrued expenses	(22,997)	(15,717)
Other	(1,357)	2,655

Cash provided by operating activities	14,695	38,767
Investing Activities:
Acquisitions of property, plant and equipment	(36,146)	(56,430)
Proceeds from property disposals	923	790
Other, net	(4,284)	(2,442)

Net cash used in investing activities	(39,507)	(58,082)

Financing Activities:
Proceeds from notes payable to banks	255,500	141,500
Repayments of notes payable to banks	(255,500)	(83,500)
Proceeds from long-term debt	108,133	63,101
Payments on long-term debt	(78,992)	(112,171)
Financing Costs	(366)	(481)

Cash dividends paid	(1,858)	(1,854)

Cash provided by financing activities	26,917	6,595

Effect of exchange rate changes on cash and cash equivalents	(351)	(383)

Increase (decrease) in cash and cash equivalents	1,754	(13,103)
Cash and cash equivalents at beginning of year	14,913	20,916

Cash and Cash Equivalents at End of Period	$16,667	$7,813

Supplemental Disclosure Information:
Cash paid during the period for:
Interest (net of amount capitalized)	$23,999	$22,833
Income taxes	$2,570	$1,451

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

NOTE B—SIGNIFICANT EVENTS

Non-recurring recoveries, which is a component of gross profit and operating income, include (1) reimbursements received from the U.S. Federal Government under a relief plan related to the avian influenza outbreak in Virginia on March 12, 2002 in the amount of $0.1 million and $16.1 million for the three month and

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

nine month periods ended June 28, 2003, respectively; and (2) proceeds received from litigation initiated by the Company in antitrust lawsuits alleging a world-wide conspiracy to control production capacity and raise prices of vitamins and methionine in the amount of $10.2 million and $19.9 million for the three month and nine month periods ended June 28, 2003, respectively. Proceeds received by the Company as successor to WLR Foods are recorded as Other Expense (Income); Miscellaneous, net. (See Note G—Contingencies below.) In the three month and nine month periods ended June 29, 2002 vitamin litigation recoveries of $0.7 million were included in Non-recurring recoveries and $3.5 million were included in Other Expense (Income); Miscellaneous, net.

The following table presents the impact of avian influenza federal compensation and the vitamin and the methionine litigation settlements on Non-recurring recoveries and Miscellaneous, net (in millions):

	Three Months Ended June 28, 2003			Nine Months Ended June 28, 2003
	Non-Recurring	Miscellaneous Net	Total	Non-Recurring	Miscellaneous Net	Total
Avian Influenza	$0.1	$—	$0.1	$16.1	$—	$16.1
Vitamin	—	0.4	0.4	1.6	22.8	24.4
Methionine	10.2	7.0	17.2	18.3	12.6	30.8

Total	$10.3	$7.4	$17.7	$36.0	$35.4	$71.3

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

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

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

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

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

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

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

In October 2002 a limited number of USDA environmental samples from the Company’s Franconia, Pennsylvania plant tested positive for Listeria. As a result, we voluntarily recalled all cooked deli products produced at the plant from May 1, 2002 through October 11, 2002. No illnesses associated with the Listeria strain in a Northeastern outbreak have been linked to any of our products and no products of the Company have tested positive for the outbreak strain. We carried insurance designed to cover the direct recall related expenses and certain aspects of the related business interruption caused by the recall, and subject to the insurer’s reservation of rights, we have received a $4.0 million advance payment from our insurer with respect to the product recall claim. As of June 28, 2003, we have recorded $22.1 million, net of the deductible amount of $0.5 million and the $4.0 million advance payment from our insurer, in recall related expenses as a component of “Current Assets – Trade accounts and other receivables”, which we believe to be due from our insurance carriers. We estimate that the sales at the Franconia, Pennsylvania plant were negatively affected by approximately $19.0 million and $73.0 million and operating margins were negatively affected by approximately $10.0 - $15.0 million and $35.0 - $40.0 million during the quarter and nine month periods ended June 28, 2003, respectively. As a result of these losses, the Company will be filing a claim for business interruption and certain product re-establishment costs which is expected to be in excess of $40 million. Aggregating the direct recall expense claim noted above with this business interruption and reestablishment cost claim, the Company expects its total claims as of June 28, 2003 are in excess of $66 million, although its policy limit is $50 million, $4 million of which has been received as of June 28, 2003. Therefore, the continuing effects of the recall on our business after June 28, 2003 will not be covered by insurance and will have a negative impact on our operation estimated at $5.0 to $10.0 million per quarter. This impact is estimated to continue until the sales of prepared foods turkey products from our Franconia, Pennsylvania plant have been reestablished in the market to pre-recall levels which we currently project to be in or after the second fiscal quarter 2004. The Company has recently taken steps to reduce its turkey production levels by approximately 15%, which will take effect early fiscal 2004, in an effort to mitigate future losses.

Further, although we have maintained product recall insurance in recent periods, in 2003 the availability of this type of insurance to the food industry has been limited and at times not available. We have been seeking

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

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

On March 12, 2002 an outbreak of low-pathogenic avian influenza, a disease contagious to turkey, chicken and other birds, was discovered in Virginia. As a result we destroyed a significant amount of poultry affected as a

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

result of the virus. No new flocks have tested positive for the presence of avian influenza in Virginia since July 2, 2002, and the Company believes that the outbreak has been contained. We currently believe there has been little or no effect on operations in the three month period ended June 28, 2003 and will be little or no impact on future periods from the outbreak. On June 19, 2002, U.S. Secretary of Agriculture Ann Veneman proposed to the Office of Management and Budget that the USDA cover one-half of the total estimated economic loss suffered by the poultry industry and independent growers in Virginia due to the avian influenza outbreak. Secretary Veneman also recommended that the State of Virginia cover the remaining portion. On November 4, 2002, the USDA made public their estimate of total federal compensation at $51.0 million, with growers projected to be compensated $13.9 million and owners projected to be compensated $37.1 million. We have received $0.1 million and $16.1 million in federal compensation in the three month and nine month periods ended June 28, 2003, respectively, which was recorded as “Non-recurring recoveries”. Based on the recovery amounts received to date, we estimate that approximately 68% of the projected $51.0 million has been distributed by the U.S. federal government. No additional future recoveries have been recorded, although on July 17, 2003, the USDA issued its final rule with total payments expected to approximate $52.4 million with approximately $47.8 million paid to owners and $4.6 million paid to growers. Owners are eligible for up to 75% of proven losses. Although no assurances can be given, based on this, the Company estimates we will receive an additional payment of approximately $7.0 - $9.0 million during fiscal 2003. No assurances can be given that any state agencies will provide any economic assistance to the poultry growers and producers affected by the avian influenza outbreak in Virginia. In the event that state agencies do decide to grant economic assistance to the affected poultry growers and producers, it is impossible at this time to estimate how the state agencies would allocate any such assistance between affected poultry growers and producers whose flocks were destroyed by the virus.

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

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) (Continued)

NOTE H—BUSINESS SEGMENTS

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

The following table presents certain information regarding the Company’s segments:

	Three Months Ended		Nine Months Ended
	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002
	(in thousands)
Net Sales to Customers:
Chicken and Other Products:
United States	$485,667	$475,655	$1,399,518	$1,372,516
Mexico	93,921	84,805	281,281	256,097

Sub-total	579,588	560,460	1,680,799	1,628,613
Turkey	72,289	76,656	229,075	265,286

Total	$651,877	$637,116	$1,909,874	$1,893,899

Operating Income (Loss):
Chicken and Other Products:
United States	$26,734	$13,138	$32,368	$27,465
Mexico	8,830	5,831	18,917	13,788

Sub-total	35,564	18.969	51,285	41,253
Turkey	(19,726)	(5,614)	(49,396)	(8,940)

Sub-total	15,838	13,355	1,889	32,313
Non-recurring recoveries(1)	10,302	691	36,002	691

Total	$26,140	$14,046	$37,891	$33,004

Depreciation and Amortization
Chicken and Other Products:
United States	$13,985	$11,896	$39,473	$35,240
Mexico	2,939	3,395	9,006	10,189

Sub-total	16,924	15,291	48,479	45,429
Turkey	2,017	2,523	5,774	7,430

Total	$18,941	$17,814	$54,253	$52,859

(1)	See Note B-Significant Events

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

ConAgra’s chicken division can generally be viewed as consisting of all of ConAgra’s integrated chicken business (including grow-out, slaughter, processing, further processing, rendering, sales and distribution, both in retail and foodservice, and related assets and employees), including the Pierce and PFS businesses conducted by ConAgra. Notwithstanding the foregoing, the chicken division does not include the further processing and marketing operations (both retail and foodservice) included in ConAgra’s packaged goods segment, including, without limitation, the Butterball, Banquet, Marie Callendar’s and Country Skillet further processing and marketing operations, none of which the company is acquiring.

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

(1)	See “Results of Operations-Non-recurring recoveries” below

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

Results of Operations

In the last eighteen months, we have been affected by two significant unexpected challenges. First, on March 12, 2002 an outbreak of low-pathogenic avian influenza, a disease contagious to turkey, chicken and other birds, was discovered in Virginia. As a result we destroyed a significant amount of poultry affected as a result of the virus. No new flocks have tested positive for the presence of avian influenza in Virginia since July 2, 2002, and the Company believes that the outbreak has been contained. We currently believe there has been little or no effect on operations in the three month period ended June 28, 2003 and will be little or no impact on future periods from the outbreak. On June 19, 2002, U.S. Secretary of Agriculture Ann Veneman proposed to the Office of Management and Budget that the USDA cover one-half of the total estimated economic loss suffered by the poultry industry and independent growers in Virginia due to the avian influenza outbreak. Secretary Veneman also recommended that the State of Virginia cover the remaining portion. On November 4, 2002, the USDA made public their estimate of total federal compensation at $51.0 million, with growers projected to be compensated $13.9 million and owners projected to be compensated $37.1 million. We have received $0.1 million and $16.1 million in federal compensation in the three month and nine month periods ended June 28, 2003, respectively, which was recorded as “Non-recurring recoveries”. Based on the recovery amounts received to date, we estimate that approximately 68% of the projected $51.0 million has been distributed by the U.S. federal government. No additional future recoveries have been recorded, although on July 17, 2003, the USDA issued its final rule with total payments expected to approximate $52.4 million with approximately $47.8 million paid to owners and $4.6 million paid to growers. Owners are eligible for up to 75% of proven losses. Although no assurances can be given, based on this, the Company estimates we will receive an additional payment of approximately $7.0—$9.0 million during fiscal 2003. No assurances can be given that any state agencies will provide any economic assistance to the poultry growers and producers affected by the avian influenza outbreak in Virginia. In the event that state agencies do decide to grant economic assistance to the affected poultry growers and producers, it is impossible at this time to estimate how the state agencies would allocate any such assistance between affected poultry growers and producers whose flocks were destroyed by the virus.

Our second challenge occurred in October 2002 when a limited number of USDA environmental samples from the Company’s Franconia, Pennsylvania plant tested positive for Listeria. As a result, we voluntarily recalled all cooked deli products produced at the plant from May 1, 2002 through October 11, 2002. No illnesses associated with the Listeria strain in a Northeastern outbreak have been linked to any of our products and no products of the Company have tested positive for the outbreak strain. We carried insurance designed to cover the direct recall related expenses and certain aspects of the related business interruption caused by the recall, and subject to the insurer’s reservation of rights, we have received a $4.0 million advance payment from our insurer with respect to the product recall claim. As of June 28, 2003, we have recorded $22.1 million, net of the deductible amount of $0.5 million and the $4.0 million advance payment from our insurer, in recall related expenses as a component of “Current Assets – Trade accounts and other receivables”, which we believe to be due from our insurance carriers. We estimate that the sales at the Franconia, Pennsylvania plant were negatively affected by approximately $19.0 million and $73.0 million and operating margins were negatively affected by approximately $10.0—$15.0 million and $35.0—$40.0 million during the quarter and nine month periods ended June 28, 2003, respectively. As a result of these losses, the Company will be filing a claim for business interruption and certain product re-establishment costs which is expected to be in excess of $40 million. Aggregating the direct recall expense claim noted above, with this business interruption and reestablishment cost claim, the Company expects its total claims as of June 28, 2003 are in excess of $66 million, although its policy limit is $50 million, $4 million of which has been received as of June 28, 2003. Therefore, the continuing effects of the recall on our business after June 28, 2003 will not be covered by insurance and will have a negative impact on our operation estimated at $5.0 to $10.0 million per quarter. This impact is estimated to continue until the sales of prepared foods turkey products from our Franconia, Pennsylvania plant have been reestablished in the market to pre-recall levels which we currently project to be in or after the second fiscal quarter 2004. The Company has recently taken steps to reduce its turkey production levels by approximately 15%, which will take effect early fiscal 2004 in an effort to mitigate future losses.

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

Fiscal Third Quarter 2003 Compared to Fiscal Third Quarter 2002

Consolidated Net Sales.    Consolidated net sales were $651.9 million for the third quarter of fiscal 2003, an increase of $14.8 million, or 2.3%, from the third quarter of fiscal 2002. The increase in consolidated net sales resulted from an $8.5 million increase in U.S. chicken sales to $435.8 million, an $8.3 million increase in Mexico chicken sales to $88.6 million and a $2.3 million increase in sales of other products to $55.1 million, offset partially by a $4.4 million decrease in turkey sales to $72.3 million. The increase in U.S. chicken sales was primarily due to a 2.1% increase in dressed pounds produced. The decrease in turkey sales was due primarily to a 9.4% decrease in revenue per pound produced, offset partially by a 4.1% increase in turkey production. The $8.3 million increase in Mexico chicken sales was primarily due to a 10.4% increase in pounds produced. The $2.3 million increase in sales of other products was due to a $1.5 million increase in U.S. other sales and a $0.8 million increase in Mexico’s other sales.

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

Gross Profit.    Gross profit was $61.2 million for the third quarter of fiscal 2003, an increase of $14.2 million, or 30.3%, from the same period last year, due primarily to the $10.3 million of Non-recurring recoveries and the overall net effect of the changes discussed above under “Consolidated Net Sales” and “Cost of Sales.” For comparative purposes management believes some investors may be interested in gross profit excluding the benefit of the Non-recurring recoveries. Excluding the $10.3 million in 2003 non-recurring recoveries, gross profit for the third quarter of fiscal 2003 would have been $50.9 million, an increase of $4.6 million, or 10.0%, from the same period last year, due primarily to the increased net sales discussed above offset somewhat by the increase in cost of sales discussed above.

Gross profit as a percentage of sales increased to 9.4% in the third quarter of fiscal 2003, from 7.4% in the third quarter of fiscal 2002, primarily due to the $10.3 million of Non-recurring recoveries. For comparative purposes management believes some investors may be interested in gross profit as a percentage of sales excluding the benefit of the Non-recurring recoveries. Excluding non-recurring recoveries of 1.6% as a percentage of sales, gross profit as a percentage of sales for the third quarter of fiscal 2003 would have been 7.8% compared to 7.3% for the same period last year.

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

Operating Income.    Consolidated operating income was $26.1 million for the third quarter of fiscal 2003, an increase of $12.1 million, or 86.1%, when compared to the third quarter of fiscal 2002. The increase was due primarily to the $10.3 million of Non-recurring recoveries.

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

The $22.2 million cost of sales increase in our U.S. operations was due to the increased price of our feed ingredients and effects of avian influenza during the first six months of fiscal 2003.

The $19.8 million cost of sales increase in our Mexico operations was primarily due to higher feed ingredient costs and production of a higher cost, more value added product mix compared to the prior year.

Non-recurring recoveries.    Non-recurring recoveries for the first nine months of fiscal 2003 of $36.0 million include proceeds received from litigation initiated by the Company in anti-trust lawsuits related to vitamins and methionine of $19.9 million along with reimbursement received from the U.S. federal government under a relief plan related to the avian influenza of $16.1 million. Non-recurring recoveries for the first nine months of fiscal 2002 of $0.7 million include proceeds received from litigation initiated by the Company in anti-trust lawsuits related to vitamins.

Gross Profit.    Gross profit was $140.6 million for the first nine months of fiscal 2003, an increase of $7.1 million, or 5.3%, from the same period last year, due primarily to the $36.0 million of Non-recurring recoveries and the overall net effect of the changes discussed above under “Consolidated Net Sales” and “Cost of Sales.” For comparative purposes, management believes some investors may be interested in gross profit excluding the benefit of the Non-recurring recoveries. Excluding these non-recurring recoveries of $36.0 million in 2003, gross profit for the first nine months of fiscal 2003 would have been $104.6 million, a decrease of $28.2 million, or 21.2%, from the same period last year, due primarily to the increase in cost of sales discussed above offset somewhat by the increased net sales discussed above.

Gross profit as a percentage of sales increased to 7.4% in the first nine months of fiscal 2003, from 7.0% in the first nine months of fiscal 2002, primarily due to the $36.0 million of Non-recurring recoveries mentioned above. For comparative purposes management believes some investors may be interested in gross profit as a percentage of sales excluding the benefit of the Non-recurring recoveries. Excluding these non-recurring recoveries which were 1.9% of sales, gross profit as a percentage of sales for the first nine months of fiscal 2003 would have been 5.5% compared to 7.0% for the same period last year.

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

Cash flows provided by financing activities were $26.9 million and $6.6 million for the nine months ended June 28, 2003 and June 29, 2002, respectively. The increase in cash provided by financing activities primarily reflects the higher net borrowings on long-term financing and debt retirement amounts in the prior year.

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

Item 4.    Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q/A. Based on that evaluation, the Company’s management, including the Chairman and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their evaluation.

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

As further discussed in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—“Results of Operations”, in October 2002 a limited number of USDA environmental samples from the Company’s Franconia, Pennsylvania plant tested positive for Listeria. As a result, we voluntarily recalled all cooked deli products produced at the plant from May 1, 2002 through October 11, 2002. No illnesses associated with the Listeria strain in a Northeastern outbreak have been linked to any of our products and no products of the Company have tested positive for the outbreak strain. As a result of the recall, on November 4, 2002, an individual who allegedly consumed our meat products filed a putative class action lawsuit in the Philadelphia County Court of Common Pleas in the Commonwealth of Pennsylvania. The plaintiff allegedly contracted Listeriosis. The case was styled “Frank Niemtzow, individually and on behalf of all others similarly situated v. Pilgrim’s Pride Corporation and Wampler Foods, Inc.” The complaint sought recovery on behalf of a putative class of all persons that purchased and/or consumed meat products manufactured at the Company’s Franconia, Pennsylvania facility between May 1, 2002 and October 11, 2002, who have suffered an injury. This putative class sought to include all individuals who have suffered Listeriosis and symptoms of Listeriosis and other medical injuries. The plaintiff also sought to represent a putative class of all persons that purchased and/or consumed meat products manufactured at the Company’s Franconia, Pennsylvania facility between May 1, 2002 and October 11, 2002, who have not suffered any personal injury. The complaint sought compensatory and punitive damages under theories of negligence, alleged violation of the Pennsylvania Unfair Trade Practices Act and Consumer Protection Law, strict liability in tort, and unjust enrichment. On December 6, 2002, the Company filed its Petition for Removal to Federal court transferring this matter to the United States District Court for the Eastern District of Pennsylvania. The plaintiff filed a Motion to Remand to State Court on January 6, 2003. The Company timely filed its response. In addition, on January 13, 2003, the Company filed its Motion to Dismiss the plaintiff’s class action complaint. On March 25, 2003, the plaintiffs voluntarily dismissed the lawsuit.

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

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibit Number

10.1	Amendment No. 3 dated as of July 18, 2003 to Receivables Purchase Agreement dated as of June 26, 1998 between Pilgrim’s Pride Funding Corporation (“Seller”), Pilgrim’s Pride Corporation as initial Servicer, Fairway Finance Corporation (as successor in interest to Pooled Accounts Receivable Capital Corporation) (“Purchaser”) and Harris Nesbitt Corporation as agent for the purchaser. **

10.2	Stock Purchase Agreement dated June 7, 2003, by and between Pilgrim’s Pride Corporation and ConAgra Foods, Inc (incorporated by reference from Exhibit 99.2 of the Company’s Current Report on Form 8-K dated June 7, 2003)

10.3	Exhibit 1.1(a) to the Stock Purchase Agreement – Applicable Accounting Principles (incorporated by reference from Exhibit 99.3 of the Company’s Current Report on Form 8-K dated June 7, 2003)

10.4	Exhibit 1.1(b) to the Stock Purchase Agreement – Business Facilities (incorporated by reference from Exhibit 99.4 of the Company’s Current Report on Form 8-K dated June 7, 2003)

10.5	Exhibit 1.1(c) to the Stock Purchase Agreement – ConAgra Supply Agreement (incorporated by reference from Exhibit 99.5 of the Company’s Current Report on Form 8-K dated June 7, 2003)

10.6	Exhibit 1.1(d) to the Stock Purchase Agreement – Environmental License Agreement (incorporated by reference from Exhibit 99.6 of the Company’s Current Report on Form 8-K dated June 7, 2003)

10.7	Exhibit 1.1(f) to the Stock Purchase Agreement – Molinos Supply Agreement (incorporated by reference from Exhibit 99.7 of the Company’s Current Report on Form 8-K dated June 7, 2003)

10.8	Exhibit 1.1(g) to the Stock Purchase Agreement – Montgomery Supply Agreement (incorporated by reference from Exhibit 99.8 of the Company’s Current Report on Form 8-K dated June 7, 2003)

10.9	Exhibit 1.1(i) to the Stock Purchase Agreement – Registration Rights Agreements (incorporated by reference from Exhibit 99.9 of the Company’s Current Report on Form 8-K dated June 7, 2003)

10.10	Exhibit 1.1(k) to the Stock Purchase Agreement – Subordinated Promissory Note (incorporated by reference from Exhibit 99.10 of the Company’s Current Report on Form 8-K dated June 7, 2003)

10.11	Exhibit 1.1(m) to the Stock Purchase Agreement – Transition Trademark License Agreement (incorporated by reference from Exhibit 99.11 of the Company’s Current Report on Form 8-K dated June 7, 2003)

10.12	Exhibit 1.1(n) to the Stock Purchase Agreement – Voting Agreement (incorporated by reference from Exhibit 99.12 of the Company’s Current Report on Form 8-K dated June 7, 2003)

10.13	Exhibit 9.2.1 to the Stock Purchase Agreement – Amendment to Buyer’s Certificate of Incorporation (incorporated by reference from Exhibit 99.13 of the Company’s Current Report on Form 8-K dated June 7, 2003)

10.14	Exhibit 9.4.3 to the Stock Purchase Agreement – Retained Assets (incorporated by reference from Exhibit 99.14 of the Company’s Current Report on Form 8-K dated June 7, 2003)

10.15	Agricultural Lease between Pilgrim’s Pride Corporation (Lessor) and Patrick W. Pilgrim (Tenant) dated May 1, 2003.**

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certificate of the Principal Executive Officer of Pilgrim’s Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certificate of the Chief Financial Officer of Pilgrim’s Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*Filed herewith.

**Previously filed.

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

PILGRIM’S PRIDE CORPORATION

/s/ RICHARD A. COGDILL

Date: October 31, 2003	Richard A. Cogdill Executive Vice President, Chief Financial Officer, Secretary and Treasurer

EXHIBIT INDEX

10.1	Amendment No. 3 dated as of July 18, 2003 to Receivables Purchase Agreement dated as of June 26, 1998 between Pilgrim’s Pride Funding Corporation (“Seller”), Pilgrim’s Pride Corporation as initial Servicer, Fairway Finance Corporation (as successor in interest to Pooled Accounts Receivable Capital Corporation) (“Purchaser”) and Harris Nesbitt Corporation as agent for the purchaser.**

10.2

Stock Purchase Agreement dated June 7, 2003 by and between Pilgrim’s Pride

Corporation and ConAgra Foods, Inc, (incorporated by reference from Exhibit 99.2 of the Company’s Current Report on Form 8-K dated June 7, 2003)

10.3	Exhibit 1.1(a) to the Stock Purchase Agreement – Applicable Accounting Principles (incorporated by reference from Exhibit 99.3 of the Company’s Current Report on Form 8-K dated June 7, 2003)

10.4	Exhibit 1.1(b) to the Stock Purchase Agreement – Business Facilities (incorporated by reference from Exhibit 99.4 of the Company’s Current Report on Form 8-K dated June 7, 2003)

10.5	Exhibit 1.1(c) to the Stock Purchase Agreement – ConAgra Supply Agreement (incorporated by reference from Exhibit 99.5 of the Company’s Current Report on Form 8-K dated June 7, 2003)

10.6	Exhibit 1.1(d) to the Stock Purchase Agreement – Environmental License Agreement (incorporated by reference from Exhibit 99.6 of the Company’s Current Report on Form 8-K dated June 7, 2003)

10.7	Exhib Exhibit 1.1(f) to the Stock Purchase Agreement – Molinos Supply Agreement (incorporated by reference from Exhibit 99.7 of the Company’s Current Report on Form 8-K dated June 7, 2003)

10.8	Exhibit 1.1(g) to the Stock Purchase Agreement – Montgomery Supply Agreement (incorporated by reference from Exhibit 99.8 of the Company’s Current Report on Form 8-K dated June 7, 2003)

10.9	Exhibit 1.1(i) to the Stock Purchase Agreement – Registration Rights Agreements (incorporated by reference from Exhibit 99.9 of the Company’s Current Report on Form 8-K dated June 7, 2003)

10.10	Exhibit 1.1(k) to the Stock Purchase Agreement – Subordinated Promissory Note (incorporated by reference from Exhibit 99.10 of the Company’s Current Report on Form 8-K dated June 7, 2003)

10.11	Exhibit 1.1(m) to the Stock Purchase Agreement – Transition Trademark License Agreement (incorporated by reference from Exhibit 99.11 of the Company’s Current Report on Form 8-K dated June 7, 2003)

10.12	Exhibit 1.1(n) to the Stock Purchase Agreement – Voting Agreement (incorporated by reference from Exhibit 99.12 of the Company’s Current Report on Form 8-K dated June 7, 2003)

10.13

Exhibit 9.2.1 to the Stock Purchase Agreement – Amendment to Buyer’s

Certificate of Incorporation (incorporated by reference from Exhibit 99.13 of the Company’s Current Report on Form 8-K dated June 7, 2003)

10.14	Exhibit 9.4.3 to the Stock Purchase Agreement – Retained Assets (incorporated by reference from Exhibit 99.14 of the Company’s Current Report on Form 8-K dated June 7, 2003)

10.15	Agricultural Lease between Pilgrim’s Pride Corporation (Lessor) and Patrick W. Pilgrim (Tenant) dated May 1, 2003.**

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certificate of the Principal Executive Officer of Pilgrim’s Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certificate of the Chief Financial Officer of Pilgrim’s Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.
**	Previously filed.