Form 10-K
period 2003-09-27
PILGRIMS PRIDE CORP
filed 2003-11-18
CIK 802481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 27, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File number 1-9273

PILGRIM’S PRIDE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	75-1285071
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

110 South Texas Pittsburg, Texas	75686-0093
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (903) 855-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, Par Value $0.01	New York Stock Exchange
Class B Common Stock, Par Value $0.01	New York Stock Exchange

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

The aggregate market value of the Registrant’s Class B Common Stock, $0.01 par value, and Class A Common Stock, $0.01 par value, held by non-affiliates of the Registrant as of March 28, 2003, was $149,180,027 and $28,964,727, respectively. For purposes of the foregoing calculation only, all directors, executive officers and 5% beneficial owners have been deemed affiliates.

27,589,250 shares of the Registrant’s Class B Common Stock, $.01 par value, were outstanding as of November 17, 2003.

13,523,429 shares of the Registrant’s Class A Common Stock, $.01 par value, were outstanding as of November 17, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for the annual meeting of stockholders to be held January 14, 2004 are incorporated by reference into Part III.

PILGRIM’S PRIDE CORPORATION

FORM 10-K

PART I

Item 1.	Business

General

Overview and Recent Developments.

The Company, which was incorporated in Texas in 1968 and reincorporated in Delaware in 1986, is the successor to a partnership founded in 1946 as a retail feed store. Over the years, the Company grew through both internal growth and various acquisitions of farming operations and poultry processors. We are the second largest producer of poultry in both the United States (“U.S.”) and Mexico and have one of the best known brand names in the poultry industry. In the U.S., we produce both prepared and fresh chicken and turkey; while in Mexico, we exclusively produce fresh chicken. Through vertical integration, we control the breeding, hatching and growing of chickens and turkeys and the processing, preparation, packaging and sale of our product lines, which we believe has made us one of the highest quality, lowest-cost producers of poultry in North America. We have consistently applied a long-term business strategy of focusing our growth efforts on the higher-value, higher-margin prepared foods products and have become a recognized industry leader in this market segment. Accordingly, our sales efforts have traditionally been targeted to the foodservice industry, principally chain restaurants and food processors. We have continually made investments to ensure that our prepared foods capabilities remain state-of-the-art and have complemented these investments with a substantial and successful research and development effort. In fiscal 2003, we sold 2.8 billion pounds of dressed chicken and 387.5 million pounds of dressed turkey and generated net sales of $2.6 billion. In fiscal 2003, our U.S. operations accounted for 85.9% of our net sales, with the remaining 14.1% arising from our Mexico operations.

We entered into a stock purchase agreement with ConAgra Foods, Inc. (“ConAgra” or “ConAgra Foods”) to acquire ConAgra’s chicken division through the purchase from ConAgra Foods of all of the issued and outstanding capital stock of four of its wholly-owned subsidiaries. The purchase price will be calculated based on the adjusted net book value of the assets and liabilities of the ConAgra chicken division on the closing date of the acquisition. Based on the ConAgra chicken division’s adjusted net book value as of August 24, 2003 and our stock prices through October 24, 2003, the amount we would record in our financial statements as the purchase price would be approximately $615.4 million plus transaction costs.

After giving effect to the acquisition, we will become the second largest producer in the U.S. chicken industry. The ConAgra chicken division can generally be viewed as consisting of all of ConAgra Foods’ integrated chicken business (including grow-out, slaughter, processing, further processing, rendering, sales and distribution, both in retail and foodservice and related assets and employees). The ConAgra chicken division does not include (and we are not acquiring) certain branded packaged foods operations, including the Butterball, Banquet, Marie Callender’s and Country Skillet further chicken processing and marketing operations and related trade names. We believe that with the ConAgra chicken division’s specialty prepared chicken products, well-known brands, well-established distributor relationships and southeastern United States processing facilities, we will be able to provide customers at every point in the distribution chain with the broadest range of quality value-added chicken products and services available in the market today. We believe that ConAgra Foods’ facilities will allow us to expand our reach across the southeastern U.S., which will complement our existing central and mid-Atlantic regional operations in the U.S. In addition, our purchase of the ConAgra chicken division will enable us to provide fresh chicken products to supermarkets and other retail customers throughout the southeastern and midwestern portions of the U.S. The ConAgra chicken division is the largest distributor of chicken products in Puerto Rico and will provide us with a solid foothold in this profitable market. We also believe that the acquisition will present us opportunities to achieve significant cost savings through the optimization of production and distribution facilities and the implementation of a “best practices” approach across all operations, including purchasing, production, logistics and shared services.

The consideration payable to ConAgra Foods under the stock purchase agreement is expected to consist of approximately $289.1 million in cash to be funded by various sources described under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and the issuance of approximately 25.4 million shares of our common stock. The actual dollar amount and number of shares of common stock will be determined by reference to the final adjusted net book value of the ConAgra chicken division on the closing date and the adjusted volume weighted average trading price of our common stock for the period from June 10, 2003 through the fifth trading day prior to the closing date. “Final adjusted net book value” means the combined consolidated stockholders equity of the ConAgra chicken division on the closing date minus approximately $90 million. If the final adjusted net book value was $525.6 million (which was the approximate adjusted net book value of the ConAgra chicken division at August 24, 2003) and the closing date was October 31, 2003 and the adjusted volume weighted average trading price of our common stock was $9.3267 per share (which was the adjusted volume weighted average trading price of our common stock from June 10, 2003 through October 24, 2003), the stock portion of the purchase price would consist of approximately 25.4 million shares of our common stock. The remainder of the purchase price, $289.1 million, would be payable in cash to be funded by various sources described under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” The acquisition would be recorded in our financial statements at $615.4 million plus transaction costs based on the stock component of the purchase price being valued at $12.87 per share (which was the price of our Class A common stock on October 24, 2003). Accordingly, changes in the final adjusted net book value of the ConAgra chicken division, changes in the adjusted volume weighted average trading price of our common stock and changes in the price of our common stock prior to closing will change the amount of cash and common stock payable to ConAgra Foods and the purchase price of the ConAgra chicken division for purposes of our financial statements.

The acquisition is subject to customary closing conditions, including stockholder approval of the issuance of shares of our common stock to ConAgra Foods. We currently expect the transaction to close in late November, 2003. Our proxy statement filed with the United States Securities and Exchange Commission (“SEC”) on November 3, 2003, available on its website at http://www.sec.gov, contains additional information regarding the ConAgra chicken division and the pending acquisition.

In the last two fiscal years, we have been affected by two significant unexpected challenges. First, on March 12, 2002, an outbreak of low-pathogenic avian influenza, a disease contagious to turkey, chicken and other birds, was discovered in Virginia. We destroyed a significant amount of poultry affected as a result of the virus. No new flocks have tested positive for the presence of avian influenza in Virginia since July 2, 2002, and the Company believes that the outbreak has been contained. We currently believe there has been little or no effect on operations since March 2003 and there will be little or no impact on future periods from the outbreak. On June 19, 2002, U.S. Secretary of Agriculture Ann Veneman proposed to the Office of Management and Budget that the United States Department of Agriculture (“USDA”) cover one-half of the total estimated economic loss suffered by the poultry industry and independent growers in Virginia due to the avian influenza outbreak. Secretary Veneman also recommended that the State of Virginia cover the remaining portion. We received $26.6 million in federal compensation in fiscal 2003, which was recorded as “Non-recurring recoveries”; no more federal compensation is expected. We estimate that the negative effects of the virus on our operations were $7.3 million and $26.0 million in fiscal 2003 and 2002, respectively, thus resulting in an estimated net negative effect on operating income of $6.7 million over the two periods combined. No assurances can be given that any state agencies will provide any economic assistance to the poultry growers and producers affected by the avian influenza outbreak in Virginia nor is any such assistance anticipated by us at this time. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our second challenge occurred in October 2002, when one product sample produced in our Franconia, Pennsylvania facility that had not been shipped to customers tested positive for Listeria. As a result, we voluntarily recalled all cooked deli products produced at the plant from May 1, 2002 through October 11, 2002. No illnesses associated with the Listeria strain in a Northeastern outbreak have been linked to any of our products and no products of the Company have tested positive for the outbreak strain. We carried insurance designed to cover the direct recall related expenses and certain aspects of the related business interruption caused by the recall, and subject to the insurer’s reservation of rights, we received a $4.0 million advance payment on December 5, 2002 from our insurer with respect to the product recall claim. As of September 27, 2003, we have recorded $22.5 million, net of the deductible amount of $0.5 million and the $4.0 million advance payment from our insurer, in recall related expenses as a component of “Current Assets—Trade accounts and other receivables”, which we believe to be due from our insurance carriers. We estimate that the sales at the Franconia, Pennsylvania plant were negatively affected by approximately $82.0 million and operating margins were negatively affected by approximately $65.0 - $70.0 million during the fiscal year ended September 27, 2003. As a result of these losses, the Company’s claim for business interruption and certain product re-establishment costs will amount to approximately $71 million for the period from the date of the recall through October 11, 2003, the 1-year anniversary of the recall and the insurance policy time limitation period for business interruption loss recovery. Aggregating the direct recall expense claim noted above with the anticipated business interruption and product re-establishment costs, our total claim is expected to be approximately $100 million; although our policy limit is $50 million, $4 million of which has been received and $22.5 million of which has been recorded as a receivable from our insurance carrier as of September 27, 2003. Therefore, the continuing effects of the recall on our business after September 27, 2003 will not be covered by insurance. This impact is estimated to continue until the sales of prepared foods turkey products from our Franconia, Pennsylvania plant have been reestablished in the market to pre-recall levels which we currently project to be in the second half of fiscal 2004. In July 2003, we took steps to reduce our turkey production levels by approximately 15%, which begins to take effect in early fiscal 2004, in an effort to mitigate future losses. After the effect of the reductions in turkey production described above, we estimate that the continuing effects of the recall will have a negative impact on our business of $20.0 to $25.0 million during the first six-months of fiscal 2004. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our Website.

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on our website at www.pilgrimspride.com, under the “Investors—SEC Filings” caption as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC.

Strategy.

Our objectives are (1) to increase sales, profit margins and earnings and (2) to outpace the growth of, and maintain our leadership position in, the poultry industry. To achieve these goals, we plan to continue to pursue the following strategies and if acquired, apply these strategies to the ConAgra chicken division:

•	Capitalize on significant scale with leading industry position and brand recognition. Following the completion of the ConAgra chicken division acquisition, we will be the second largest producer of chicken products in the United States. We estimate that our market share based on the total annual chicken production in the United States following the acquisition will be 16.3%, which is nearly twice the estimated market share of the third largest competitor in the chicken industry. The complementary fit of markets, distributor relationships and geographic locations are a few of the many benefits we anticipate realizing from this acquisition. We believe that ConAgra Foods’ established relationship with broad-line national distributors will enable us to expand our customer base and provide nationwide distribution capabilities for all of our product lines. As a result, we believe we will be one of only two U.S. chicken producers that can supply the growing demand for a broad range of price competitive standard and specialized products with well-known brand names on a nationwide basis from a single source supplier.

•	Realize significant synergies from the combined operations of Pilgrim’s Pride and the ConAgra chicken division. We expect that the ConAgra chicken division acquisition will result in significant cost saving opportunities and enhanced growth. We intend to integrate the ConAgra chicken division into Pilgrim’s Pride as rapidly as possible while minimizing disruption to our respective operations. We expect to realize significant annualized cost savings after the ConAgra chicken division acquisition by:

•	taking advantage of our geographic presence by optimizing our supply chain management and logistics;

•	optimizing the uses of all production and distribution facilities; and

•	determining and implementing a “best practices” approach across all operations, including purchasing, production and shared services.

•	Capitalize on attractive U.S. prepared foods market. We focus our U.S. growth initiatives on sales of prepared foods to the foodservice market because it continues to be one of the fastest growing and most profitable segments in the poultry industry. Products sold to this market segment require further processing, which enables us to charge a premium for our products, reducing the impact of feed ingredient costs on our profitability and improving and stabilizing our profit margins. Feed ingredient costs typically decrease from approximately 32-49% of total production cost for fresh chicken products to approximately 16-25% for prepared chicken products. Our sales of prepared chicken products grew from $556.8 million in fiscal 1999 to $921.1 million in fiscal 2003, a compounded annual growth rate of 13.4%. These prepared food sales represented 53.0% of our total U.S. chicken revenues in fiscal year 2003. The addition of ConAgra Foods’ well-known brands, including Pierce® and Easy-Entrée®, will significantly expand Pilgrim’s Pride’s already sizeable prepared foods chicken division. ConAgra Foods’ highly customized cooked chicken products, including breaded cutlets, sizzle strips and Wing-Dings®, for restaurants and specialty foodservice customers, complement our existing lines of pre-cooked breast fillets, tenderloins, burgers, nuggets, salads, and other prepared products for institutional foodservice, fast-food and retail customers.

•	Emphasize customer-driven research and technology. We have a long-standing reputation for customer-driven research and development in designing new products and implementing advanced processing technology. This enables us to better meet our customers’ changing needs for product innovation, consistent quality and cost efficiency. In particular, customer-driven research and development is integral to our growth strategy for the prepared foods market in which customers continue to place greater importance on value-added services. Our research and development personnel often work directly with customers in developing products for them, which we believe helps promote long-term relationships. We estimate that approximately $358 million, or 30%, of our chicken sales to foodservice customers in fiscal 2003 consisted of new products, which were not sold by us in fiscal 1999.

•	Enhance U.S. fresh chicken profitability through value-added, branded products. Our U.S. fresh chicken sales accounted for $732.2 million, or 42.1%, of our U.S. chicken sales for fiscal 2003. In addition to maintaining the sales of traditional fresh chicken products, our strategy is to shift the mix of our U.S. fresh chicken products by continuing to increase sales of higher margin, faster growing products, such as fixed weight packaged products and marinated chicken and chicken parts, and to continually shift portions of this product mix into the higher value and margin prepared chicken products. Much of our fresh chicken products are sold under the Pilgrim’s Pride® brand name, which is one of the best known brands in the chicken industry. With the addition of ConAgra Foods’ processing plant in Gainesville, Georgia, we will add to our capabilities to cut and process case-ready, fixed-weight chicken for major national retail customers who are requesting standardized packaging in order to improve their offerings and inventory controls.

•	Improve operating efficiencies and increase capacity on a cost-effective basis. As production and sales grow, we continue to focus on improving operating efficiencies by investing in state-of-the-art technology and processes, training and our total quality management program. Specific initiatives include:

•	standardizing lowest-cost production processes across our various facilities;

•	centralizing purchasing and other shared services; and

•	upgrading technology where appropriate.

In addition, we have a proven history of increasing capacity while improving operating efficiencies at acquired properties both in the U.S. and Mexico. As a result, according to industry data, since 1993, we have consistently been one of the lowest cost producers of chicken in the U.S., and we also believe we are one of the lowest cost producers of chicken in Mexico.

•	Continue to penetrate the growing Mexican market. We seek to leverage our leading market position and reputation for freshness and quality in Mexico by focusing on the following objectives:

•	to be one of the most cost-efficient producers and processors of chicken in Mexico by applying technology and expertise utilized in the U.S.;

•	to continually increase our distribution of higher margin, more value-added products to national retail stores and restaurants; and

•	to continue to build and emphasize brand awareness and capitalize on Mexican consumers’ preference for branded products and their insistence on freshness and quality.

•	Leverage our turkey operations. We plan to take advantage of our leading market position and reputation as a high quality, high service provider of chicken products to purchasers of turkey products by focusing on the following objectives:

•	cross-selling prepared turkey products to existing chicken customers;

•	developing new and innovative prepared turkey products by capitalizing on our research and development expertise;

•	improving operating efficiencies in our turkey operations by applying proven management methodologies and techniques employed historically in our chicken operations; and

•	capitalizing on the unique opportunity to establish, develop and market turkey products under the Pilgrim’s Pride® brand name.

•	Capitalize on export opportunities. We intend to continue to focus on international opportunities to complement our U.S. poultry operations and capitalize on attractive export markets. According to the USDA, the export of U.S. poultry products grew 10.2% for chicken and decreased 1.1% for turkey from 1998 through 2002. We believe that U.S. poultry exports will grow as worldwide demand increases for high-grade, low-cost protein sources. According to USDA data, the export market is expected to grow at a compounded annual growth rate of 2.7% and 3.0% for chicken and turkey, respectively, from 2002 to 2007. Historically, we have targeted international markets to generate additional demand for our chicken and turkey dark meat, which is a natural by-product of our U.S. operations given our concentration on prepared foods products and the U.S. customers’ general preference for white meat. As part of this initiative, we have created a significant international distribution network into several markets, including Mexico, which we now utilize not only for dark meat distribution, but also for various higher margin prepared foods and other poultry products. We employ both a direct international sales force and export brokers. Our key international markets include Eastern Europe including Russia, the Far East and Mexico. We believe that we have substantial opportunities to expand our sales to these markets by capitalizing on direct international distribution channels supplemented by our existing export broker relationships. Our exports and other category accounted for approximately 4.8% of our net sales in fiscal 2003.

Products and Markets.

Our chicken products consist primarily of:

(1) Prepared chicken products, which are products such as portion-controlled breast fillets, tenderloins and strips, delicatessen products, salads, formed nuggets and patties and bone-in chicken parts. These products are sold either refrigerated or frozen and may be fully cooked, partially cooked or raw. In addition, these products are breaded or non-breaded and either pre-marinated or non-marinated. Since November 2002, we no longer produce frankfurters; although, we continue to distribute frankfurters processed by others.

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

(3) Export and other chicken products, which are primarily parts and whole chicken, either refrigerated or frozen for U.S. export or domestic use, and chicken prepared foods products for U.S. export.

(4) Mexico products, which consist primarily of lower value-added products such as eviscerated chicken and chicken parts and basic products such as New York dressed (whole chicken with only feathers and blood removed) and live birds.

Our turkey products consist primarily of:

(1) Prepared turkey products, which are products such as turkey sausages, ground turkey, turkey hams and roasts, ground turkey breast products, salads and flavored turkey burgers. We also have an array of cooked, further processed deli products. Since November 2002, we are no longer producing frankfurters; although, we continue to distribute frankfurters processed by others.

(2) Fresh turkey, which includes fresh traypack products, turkey burgers, and fresh and frozen whole birds, as well as semi-boneless whole turkey, which has all bones except the drumsticks removed.

(3) Export and other products, which are parts and whole turkey products, either refrigerated or frozen, for U.S. export or domestic use, turkey prepared foods products for U.S. export or domestic use, and frankfurters produced by others for U.S. export or domestic use.

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

The following table sets forth, for the periods beginning with fiscal 1999, net sales attributable to each of our primary product lines and markets served with those products. Consistent with our long-term strategy, we have emphasized our U.S. growth initiatives on sales of prepared foods products, primarily to the foodservice market, because this product and market segment has experienced, and we believe will continue to experience, greater growth than fresh chicken products. We based the table on our internal sales reports and their classification of product types and customers.

	Fiscal Year Ended
	Sept. 27, 2003	Sept. 28, 2002	Sept. 29, 2001(a)	Sept. 30, 2000	Oct. 2, 1999
	(52 weeks)	(52 weeks)	(52 weeks)	(52 weeks)	(53 weeks)
	(in thousands)
U.S. Chicken Sales:
Prepared Foods:
Foodservice	$731,331	$659,856	$632,075	$589,395	$527,732
Retail	163,018	158,299	103,202	47,655	28,079

Total Prepared Foods	894,349	818,155	735,277	637,050	555,811

Fresh Chicken:
Foodservice	474,251	448,376	387,624	202,192	205,968
Retail	257,911	258,424	224,693	148,977	163,387

Total Fresh Chicken	732,162	706,800	612,317	351,169	369,355

Export and Other:
Prepared Foods	26,714	30,528	18,912	4,595	1,030
Other Chicken	85,087	93,575	105,834	57,573	37,300

Total Export and Other	111,801	124,103	124,746	62,168	38,330

Total U.S. Chicken	1,738,312	1,649,058	1,472,340	1,050,387	963,496

Mexico Chicken Sales:	349,305	323,769	303,433	285,605	233,074

Total Chicken Sales	2,087,617	1,972,827	1,775,773	1,335,992	1,196,570

U.S. Turkey Sales:
Prepared Foods:
Foodservice	89,957	134,651	88,012	—	—
Retail	29,141	54,638	48,681	—	—

Total Prepared Foods	119,098	189,289	136,693	—	—
Fresh Turkey:
Foodservice	48,448	36,119	18,618	—	—
Retail	125,411	107,582	71,647	—	—

Total Fresh Turkey	173,859	143,701	90,265	—	—
Export and Other:
Prepared Foods	2,128	2,858	2,434	—	—
Other Turkey	10,593	12,270	9,443	—	—

Total Export and Other	12,721	15,128	11,877	—	—

Total U.S. Turkey Sales	305,678	348,118	238,835	—	—

Sales of Other Products:
United States	207,284	193,691	179,859	141,690	139,407
Mexico	18,766	19,082	20,245	21,757	21,426

Total Sales of Other Products	226,050	212,773	200,104	163,447	160,833

Total Net Sales	$2,619,345	$2,533,718	$2,214,712	$1,499,439	$1,357,403

Total Chicken Prepared Foods	$921,063	$848,683	$754,189	$641,645	$556,841
Total Turkey Prepared Foods	121,226	192,147	139,127	—	—

(a)	The acquisition of WLR Foods on January 27, 2001 has been accounted for as a purchase, and the results of operations for this acquisition have been included in our consolidated results of operations since the acquisition date.

The following table sets forth, beginning with fiscal 1999, the percentage of net U.S. chicken and turkey sales attributable to each of our primary product lines and the markets serviced with those products. We based the table and related discussion on our internal sales reports and their classification of product types and customers.

	Fiscal Year Ended
	Sept. 27, 2003	Sept. 28, 2002	Sept. 29, 2001	Sept. 30, 2000	Oct. 2, 1999
U.S. Chicken Sales:
Prepared Foods:
Foodservice	42.1%	39.9%	42.9%	56.2%	54.7%
Retail	9.4	9.6	7.0	4.5	2.9

Total Prepared Foods	51.5	49.5	49.9	60.7	57.6

Fresh Chicken:
Foodservice	27.3	27.2	26.3	19.2	21.4
Retail	14.8	15.7	15.3	14.2	17.0

Total Fresh Chicken	42.1	42.9	41.6	33.4	38.4

Export and Other:
Prepared Foods	1.5	1.9	1.3	0.4	0.1
Other Chicken	4.9	5.7	7.2	5.5	3.9

Total Export and Other	6.4	7.6	8.5	5.9	4.0

Total U.S. Chicken	100.0%	100.0%	100.0%	100.0%	100.0%

U.S. Turkey Sales:
Prepared Foods:
Foodservice	29.5%	38.7%	36.8%	—	—
Retail	9.5	15.7	20.4	—	—

Total Prepared Foods	39.0	54.4	57.2	—	—

Fresh Turkey:
Foodservice	15.8	10.4	7.8	—	—
Retail	41.0	30.9	30.0	—	—

Total Fresh Turkey	56.8	41.3	37.8	—	—

Export and Other:
Prepared Foods	0.7	0.8	1.0	—	—
Other Turkey	3.5	3.5	4.0	—	—

Total Export and Other	4.2	4.3	5.0	—	—

Total U.S. Turkey	100.0%	100.0%	100.0%	—	—

Total Chicken Prepared Foods as a percentage of U.S. Chicken	53.0%	51.4%	51.2%	61.1%	57.7%

Total Turkey Prepared Foods as a percentage of U.S. Turkey	39.7%	55.2%	58.2%	—	—

UNITED STATES

Product Types

Chicken Products

Prepared Foods Overview. During fiscal 2003, $894.3 million, or 51.5%, of our U.S. chicken sales were in prepared foods products to foodservice customers and retail distributors, as compared to $555.8 million in fiscal 1999. These numbers reflect the strategic focus for our growth. The market for prepared chicken products has experienced, and we believe will continue to experience, greater growth, higher average sales prices and higher margins than fresh chicken products. Also, the production and sale in the U.S. of prepared foods products reduce the impact of the costs of feed ingredients on our profitability. Feed ingredient costs are the single largest component of our total U.S. cost of goods sold, representing approximately 31% of our U.S. cost of goods sold for the year ended September 27, 2003. The production of feed ingredients is positively or negatively affected primarily by weather patterns throughout the world, the global level of supply inventories, demand for feed ingredients, and the agricultural policies of the United States and foreign governments. As further processing is performed, feed ingredient costs become a decreasing percentage of a product’s total production cost, thereby reducing their impact on our profitability. Products sold in this form enable us to charge a premium, reduce the impact of feed ingredient costs on our profitability and improve and stabilize our profit margins.

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

Fresh Chicken Overview. Our fresh chicken business is an important component of our sales and accounted for $732.2 million, or 42.1%, of our total U.S. chicken sales for fiscal 2003. In addition to maintaining sales of mature, traditional fresh chicken products, our strategy is to shift the mix of our U.S. fresh chicken products by continuing to increase sales of higher margin, faster growing products, such as marinated chicken and chicken parts and to continually shift portions of this product mix into the higher value and margin prepared chicken products.

Most fresh chicken products are sold to established customers based upon certain weekly or monthly market prices reported by the USDA and other public price reporting services, plus a markup, which is dependent upon the customer’s location, volume, product specifications and other factors. We believe our practices with respect to sales of fresh chicken are generally consistent with those of our competitors. Prices of these products are negotiated daily or weekly.

Export and Other Chicken Products Overview. Our export and other products consist of whole chickens and chicken parts sold primarily in bulk, non-branded form either refrigerated to distributors in the U.S. or frozen for distribution to export markets and branded and non-branded prepared foods products for distribution to export markets. In fiscal 2003, approximately $111.8 million or 6.4%, of our sales were attributable to U.S. chicken export and other products. These exports and other products, other than the prepared foods products, have historically been characterized by lower prices and greater price volatility than our more value-added product lines.

Turkey Products

In October 2002, we voluntarily recalled cooked deli-meat products produced at one of our facilities. From March 2002 through March 2003, our sales of turkey products were negatively impacted by an outbreak of low-pathogenic avian influenza in Virginia, which resulted in the destruction of a significant number of our turkey flocks. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations.”

Prepared Foods Overview. During fiscal 2003, $119.1 million, or 39.0%, of our U.S. total turkey sales were prepared turkey products sold to foodservice customers and retail distributors and exported prepared food products. Like the U.S. chicken markets, the market for prepared turkey products has experienced greater growth and higher margins than fresh turkey products, and the production and sale of prepared turkey products reduce the impact of the costs of feed ingredients on our profitability. Feed ingredient costs are the single largest component of our turkey division cost of goods sold, representing approximately 40.0% of our turkey cost of goods sold in fiscal 2003. Similarly with the chicken business, as further processing is performed, feed ingredient costs become a decreasing percentage of a product’s total production cost, thereby reducing their impact on our profitability.

We establish prices for our prepared turkey products based primarily upon perceived value to the customer, production costs and prices of competing products. The majority of these products are sold pursuant to agreements with varying terms that either set a fixed price or are subject to a market driven formula.

Fresh Turkey Overview. Our fresh turkey business is an important component of our sales and accounted for $173.9 million, or 56.8%, of our total turkey sales in fiscal 2003. As is typical for the industry, a significant portion of the sales of fresh and frozen whole turkeys is seasonal in nature, with the height of sales occurring during the Thanksgiving and Christmas holidays. In addition to maintaining sales of mature, traditional fresh turkey products, our strategy is to shift the mix of our fresh turkey products by increasing sales of higher margin, faster growing value-added prepared turkey products, such as deli meats, ground turkey, turkey burgers and sausage, roasted turkey and salads.

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

Export and Other Turkey Products Overview. Our export and other turkey products consist primarily of turkey parts sold primarily in bulk, non-branded form, frozen for distribution to export markets and refrigerated and frozen frankfurters sold in a branded form. In fiscal 2003, approximately $12.7 million, or 4.2%, of our total U.S. turkey sales were attributable to export and other sales. These exports and other products have historically been characterized by lower prices and greater price volatility than our value-added product lines. Since November 2002, we are no longer producing frankfurters; although, we continue to distribute frankfurters produced by others.

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

We believe we have significant competitive strengths in terms of full-line product capabilities, high-volume production capacities, research and development expertise and extensive distribution and marketing experience relative to smaller and non-vertically integrated producers. While the overall chicken market has grown consistently, we believe the majority of this growth in recent years has been in the foodservice market. According to the National Chicken Council, from 1998 through 2002 sales of chicken products to the foodservice market grew at a compounded annual growth rate of approximately 8.9%, versus 3.7% growth for the chicken industry overall. Foodservice growth is anticipated to continue as food-away-from-home expenditures continue to outpace overall industry rates. According to the National Restaurant Association, food-away-from-home expenditures grew at a compounded annual growth rate of approximately 4.6% from 1998 through 2002 and are projected to grow at a 4.4% compounded annual growth rate from 2002 through 2010. As a result, the food-away-from-home category is projected by the National Restaurant Association to account for 53% of total food expenditures by 2010, as compared with 46.6% in 2002. Our sales to the foodservice market from fiscal 1999 through fiscal 2003 grew at a compounded annual growth rate of 13.2% and represented 69.4% of the net sales of our U.S. chicken operations in fiscal 2003.

Foodservice – Prepared Foods. The majority of our sales to the foodservice market consist of prepared foods products. Our prepared chicken products sales to the foodservice market were $731.3 million in fiscal 2003 compared to $527.7 million in fiscal 1999, a compounded annual growth rate of approximately 8.5%. We attribute this growth in sales of prepared chicken products to the foodservice market to a number of factors:

First, there has been significant growth in the number of foodservice operators offering chicken on their menus and in the number of chicken items offered.

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

Fifth, our in-house product development group follows a customer-driven research and development focus designed to develop new products to meet customers’ changing needs. Our research and development personnel often work directly with institutional customers in developing products for these customers. Approximately $358 million or 30% of our sales to foodservice customers in fiscal 2003 consisted of new products which were not sold by us in fiscal 1999.

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

Retail. The retail market consists primarily of grocery store chains, wholesale clubs and other retail distributors. We concentrate our efforts in this market on sales of branded, prepackaged cut-up and whole chicken to grocery store chains and retail distributors in the midwestern, southwestern, western and eastern regions of the United States. This regional marketing focus enables us to develop consumer brand franchises and capitalize on proximity to the trade customer in terms of lower transportation costs, more timely responsive service, and enhanced product freshness. For a number of years, we have invested in both trade and retail marketing designed to establish high levels of brand name awareness and consumer preferences.

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

Retail – Prepared Foods. We sell retail-oriented prepared chicken products primarily to grocery store chains located in the midwestern, southwestern, western and, eastern regions of the U.S. Our prepared chicken products sales to the retail market were $163.0 million in fiscal 2003 compared to $28.1 million in fiscal 1999, a compounded annual growth rate of approximately 55.2%. We believe that our growth in this market segment will continue as retailers concentrate on offering more products which are quick, easy and convenient to prepare at home.

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

Export and Other Chicken Products. Our export and other chicken products, other than the prepared foods products, consist of whole chickens and chicken parts sold primarily in bulk, non-branded form either refrigerated to distributors in the U.S. or frozen for distribution to export markets. In the U.S., prices of these products are negotiated daily or weekly and are generally related to market prices quoted by the USDA or other public price reporting services. We also sell U.S.-produced chicken products for export to Eastern Europe—including Russia, the Far East, Mexico and other world markets. On March 10, 2002, Russia announced it was imposing a ban on the importing of U.S. poultry products. Russia accounted for approximately 31% of all U.S. chicken exports in 2002, or approximately 5% of the total U.S. chicken production. On April 10, 2002, Russia announced the lifting of the import ban. On September 15, 2002, new sanitary guidelines were established by Russia that require veterinary specialists from the Agriculture Ministry of Russia to inspect and certify plants of U.S. poultry producers interested in exporting to Russia. As of June 25, 2003, one of our locations had been certified by the Agriculture Ministry for export into Russia and seven additional locations have been conditionally approved. We may begin exporting to Russia from these seven locations once cited deficiencies have been corrected. U.S. markets continue to be affected as Russia continues to restrict the import of U.S. poultry products below 2002 levels.

Historically, we have targeted international markets to generate additional demand for our chicken dark meat, which is a natural by-product of our U.S. operations given our concentration on prepared foods products and the U.S. customers’ general preference for white meat. We have also begun selling prepared chicken products for export to the international divisions of our U.S. chain restaurant customers. We believe that U.S. chicken exports will continue to grow as worldwide demand increases for high-grade, low-cost protein sources. We also believe that worldwide demand for higher margin prepared foods products will increase over the next several years. Accordingly, we believe we are well positioned to capitalize on such growth. Also included in these categories are chicken by-products, which are converted into protein products and sold primarily to manufacturers of pet foods.

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

We believe we have significant competitive strengths in terms of full-line product capabilities, high-volume production capacities, research and development expertise and extensive distribution and marketing experience relative to smaller and non-vertically integrated producers.

Foodservice – Prepared Foods. The majority of our turkey sales to the foodservice market consist of prepared turkey products. Our prepared turkey sales to the foodservice market were $90.0 million of our sales in fiscal 2003. We believe that future growth in this segment will be attributable to the factors described above relating to the growth of prepared chicken sales to the foodservice market.

Foodservice – Fresh Turkey. We produce and market fresh, refrigerated and frozen turkey for sale to foodservice distributors, restaurant chains and other customers. These turkeys are usually of specific weight ranges and are usually whole birds to customer specifications. They are often marinated to enhance value and product differentiation. Our semi-boneless turkey, unique to Pilgrim’s Pride, is becoming very popular with cruise lines and other customers where visual presentation of the whole turkey is critical.

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

We utilize numerous marketing techniques, including advertising, to develop and strengthen trade and consumer awareness and increase brand loyalty for consumer products marketed generally under the Pilgrim’s Pride® brand. We believe our efforts to achieve and maintain brand awareness and loyalty help to provide more secure distribution for our products. We also believe our efforts at brand awareness generate greater price premiums than would otherwise be the case in certain eastern markets. We also maintain an active program to identify consumer preferences. The program primarily consists of testing new product ideas, packaging designs and methods through taste panels and focus groups located in key geographic markets.

Retail – Prepared Foods. We sell retail-oriented prepared turkey products primarily to grocery store chains located in the eastern U.S. We also sell these products to the wholesale club industry.

Retail – Fresh Turkey. Our prepackaged, retail products include various combinations of freshly refrigerated and frozen, whole turkey and turkey parts in trays, bags or other consumer packs labeled and priced ready for the retail grocer’s fresh meat counter, ground turkey and sausage and turkey burgers. We believe the retail, prepackaged fresh turkey business will continue to be a large and relatively stable market, providing opportunities for product differentiation and regional brand loyalty with large seasonal spikes in the holiday seasons.

Export and Other Turkey Products. Our export and other turkey products, other than the prepared foods products, consist of whole turkeys and turkey parts sold in bulk form, either non-branded or generally under the Rockingham® brand, and frankfurters sold in branded form. These products are primarily sold frozen either to distributors in the U.S. or for distribution to export markets. In the U.S., prices of these products are negotiated daily or weekly and are generally related to market prices quoted by the USDA or other public price reporting services. We also sell U.S.-produced turkey products for export to Eastern Europe—-including Russia, the Far East, Mexico and other world markets. Historically, we have targeted international markets to generate additional demand for our turkey dark meat, which is a natural by-product of our U.S. operations given our concentration of prepared foods products and the U.S. customers’ general preference for white meat. We believe that U.S. turkey exports will continue to grow as worldwide demand increases for high-grade, low-cost protein sources. We also believe that worldwide demand for higher margin prepared turkey products will increase over the next several years. Accordingly, we believe we are well positioned to capitalize on such growth, especially in Mexico where we have established distribution channels. Also, included in these categories are turkey by-products, which are converted into protein products, sold primarily to manufacturers of pet foods.

Markets for Other U.S. Products

We market fresh eggs under the Pilgrim’s Pride® brand name, as well as under private labels, in various sizes of cartons and flats to U.S. retail grocery and institutional foodservice customers located primarily in Texas. We have a housing capacity for approximately 2.2 million commercial egg laying hens which can produce approximately 42 million dozen eggs annually. U.S. egg prices are determined weekly based upon reported market prices. The U.S. egg industry has been consolidating over the last few years, with the 25 largest producers accounting for more than 58.7% of the total number of egg laying hens in service during 2003. We compete with other U.S. egg producers primarily on the basis of product quality, reliability, price and customer service.

We market a high-nutrient egg called EggsPlus™. This egg contains high levels of Omega-3 and Omega-6 fatty acids along with Vitamin E, making the egg a heart-friendly product. Our marketing of EggsPlus™ has received national recognition for our progress in being an innovator in the “functional foods” category.

In addition, we produce and sell livestock feeds at our feed mill in Mt. Pleasant, Texas and at our farm supply store in Pittsburg, Texas to dairy farmers and livestock producers in northeastern Texas. We engage in similar sales activities at our other U.S. feed mills.

MEXICO

Background

The Mexican market represented approximately 14.1% of our net sales in fiscal 2003. Recognizing favorable long-term demographic trends and improving economic conditions in Mexico, in the 1980’s, we began exploring opportunities to produce and market chicken in Mexico. In fiscal 1988, we acquired four vertically integrated chicken production operations in Mexico for approximately $15.1 million. Since this original acquisition, we have made subsequent acquisitions and capital expenditures in Mexico to modernize our production technology, improve our distribution network and expand our operations. In addition, we have transferred experienced management personnel from the U.S. and developed a strong local management team. As a result of these expenditures, we have increased weekly production in our Mexican operations by over 600% since our original investment in fiscal 1988. We are now the second largest producer of chicken in Mexico. We believe that our facilities are among the most technologically advanced in Mexico and that we are one of the lowest cost producers of chicken in Mexico.

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

In Mexico, where product differentiation has traditionally been limited, product quality, service and price have been the most critical competitive factors. The North American Free Trade Agreement, which went into effect on January 1, 1994, required annual reductions in tariffs for chicken and chicken products in order to eliminate those tariffs by January 1, 2003. On November 21, 2002, the Mexican Secretariat of the Economy announced that it would initiate an investigation to determine whether a temporary safeguard action was warranted to protect the domestic poultry industry when import tariffs on poultry were eliminated in January 2003. The action stemmed from concerns of the Union Nacional Avicultores (UNA) that duty-free imports of leg quarters would injure the Mexico poultry industry. In July 2003, the United States and Mexico entered into a safeguard agreement with regard to imports into Mexico of chicken leg quarters from the United States. Under this agreement, a tariff rate for chicken leg quarters of 98.8% of the sales price was established. This tariff rate will be reduced on January 1, 2004, and each of the following four years in equal increments so that the final tariff rate at January 1, 2008 will be zero.

While the extent of the impact of the elimination of tariffs is uncertain, we believe we are uniquely positioned to benefit from this elimination. We have an extensive distribution network in Mexico, which distributes products to 28 of the 32 Mexican states, encompassing approximately 85% of the total population of Mexico. Our distribution network is comprised of eighteen distribution centers utilizing approximately 126 company-owned vehicles. We believe this distribution network will be an important asset in distributing our own, as well as other companies’, U.S.-produced chicken into Mexico.

GENERAL

Competition

The chicken and turkey industries are highly competitive and some of our competitors have greater financial and marketing resources than we do. In the U.S. and Mexico, we compete principally with other vertically integrated chicken and turkey companies.

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

In Mexico, where product differentiation has traditionally been limited, product quality, service and price have been the most critical competitive factors. The North American Free Trade Agreement, which went into effect on January 1, 1994, required annual reductions in tariffs for chicken and chicken products in order to eliminate those tariffs by January 1, 2003. On November 21, 2002 the Mexican Secretariat of the Economy announced that it would initiate an investigation to determine whether a temporary safeguard action was warranted to protect the domestic poultry industry when import tariffs on poultry were eliminated in January 2003. The action stemmed from concerns of the Union Nacional Avicultores (UNA) that duty-free imports of leg quarters would injure the Mexico poultry industry. In July 2003, the United States and Mexico entered into a safeguard agreement with regard to imports into Mexico of chicken leg quarters from the United States. Under this agreement, a tariff rate for chicken leg quarters of 98.8% of the sales price was established. This tariff rate will be reduced on January 1, 2004, and each of the following four years in equal increments so that the final tariff rate at January 1, 2008 will be zero. As such tariffs are reduced, we expect greater amounts of chicken to be imported into Mexico from the United States, which could negatively affect the profitability of Mexican chicken producers and positively affect the profitability of U.S. exporters of chicken to Mexico. Although this could have a negative impact on our Mexican chicken operations, we believe that this will be mitigated by the close proximity of our U.S. operations to the Mexican border. We have the largest U.S. production and distribution capacities near the Mexican border, which gives us a strategic advantage to capitalize on exports of U.S. chicken to Mexico.

While the extent of the impact of the elimination of tariffs is uncertain, we believe we are uniquely positioned to benefit from this elimination for two reasons. First, we have an extensive distribution network in Mexico, which distributes products to 28 of the 32 Mexican states, encompassing approximately 85% of the total population of Mexico. We believe this distribution network will be an important asset in distributing our own, as well as other companies’, U.S.-produced chicken into Mexico. Second, we have the largest U.S. production and distribution capacities near the Mexican border, which will provide us with cost advantages in exporting U.S. chicken into Mexico. These facilities include our processing facilities in Mt. Pleasant, Pittsburg, Lufkin, Nacogdoches, Dallas and Waco, Texas, and distribution facilities in San Antonio and El Paso, Texas and Phoenix, Arizona.

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

Regulation and Environmental Matters

The chicken and turkey industries are subject to government regulation, particularly in the health and environmental areas, including provisions relating to the discharge of materials into the environment, by the Centers for Disease Control, the USDA, the Food and Drug Administration (“FDA”) and the Environmental Protection Agency (“EPA”) in the U.S. and by similar governmental agencies in Mexico. Our chicken processing facilities in the U.S. are subject to on-site examination, inspection and regulation by the USDA. The FDA inspects the production of our feed mills in the United States. Our Mexican food processing facilities and feed mills are subject to on-site examination, inspection and regulation by a Mexican governmental agency, which performs functions similar to those performed by the USDA and FDA. We believe that we are in substantial compliance with all applicable laws and regulations relating to the operations of our facilities.

We anticipate increased regulation by the USDA concerning food safety, by the FDA concerning the use of medications in feed and by the EPA and various other state agencies concerning discharges to the environment. Although, we do not anticipate any regulations having a material adverse effect upon us, a material adverse effect may occur.

Employees and Labor Relations

As of September 27, 2003, we employed approximately 19,900 persons in the U.S. and 4,900 persons in Mexico. Approximately 2,950 employees at our Lufkin and Nacogdoches, Texas facilities are members of collective bargaining units represented by the United Food and Commercial Workers Union (“UFCWU”). None of our other U.S. employees have union representation. Collective bargaining agreements with the UFCWU expired on August 10, 2001 with respect to our Lufkin employees, where we are currently operating without a contract, and will expire in October 2004 with respect to our Nacogdoches employees. Under a decertification election called for by our Lufkin employees in July 2002, a narrow majority of the Lufkin employees voted to retain union representation. However, the election results have not yet been certified; objections are still pending and are being reviewed by the National Labor Relations Board. While contract negotiations have continued sporadically with the UFCWU representing our Lufkin employees since October 5, 2001, such negotiations have generally been unproductive and at times contentious. Accordingly, no assurances can be given regarding what actions, if any, the UFCWU might take or encourage others to take to further their bargaining objectives. However, the Company does not believe that the negotiating process with the UFCWU, and actions resulting therefrom, will have a material adverse effect on its business or operations. We believe that the terms of the Nacogdoches agreement are no more favorable than those provided to our non-union U.S. employees. In Mexico, most of our hourly employees are covered by collective bargaining agreements, as are most employees in Mexico. We have not experienced any work stoppage since a two-day work stoppage, with no significant operation disruption, at our Lufkin facility in May 1993. We believe our relations with our employees are satisfactory.

Executive Officers

Set forth below is certain information relating to our current executive officers:

Name	Age	Positions
Lonnie “Bo” Pilgrim	75	Chairman of the Board
Clifford E. Butler	61	Vice Chairman of the Board
O.B. Goolsby, Jr	56	President, Chief Operating Officer and Director
Richard A. Cogdill	43	Executive Vice President, Chief Financial Officer, Secretary, Treasurer and Director

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

O.B. Goolsby, Jr. serves as President and Chief Operating Officer of Pilgrim’s Pride. Prior to being named as President and Chief Operating Officer in November 2002, Mr. Goolsby served as Executive Vice President, Prepared Foods Operations from June 1998 to November 2002. He was previously Senior Vice President, Prepared Foods Operations from August 1992 to June 1998 and Vice President, Prepared Foods Complexes from April 1986 to August 1992 and was previously employed by us from November 1969 to January 1981.

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

Chicken Operations

Breeding and Hatching

We supply all of our chicks in the U.S. by producing our own hatching eggs from domestic breeder flocks in the U.S. These flocks are owned by us, and approximately 8.1% of them are maintained on 40 company-owned breeder farms. In the United States, we currently own or contract for approximately 15.6 million square feet of breeder housing on approximately 496 breeder farms. In Mexico, all of our breeder flocks are maintained on company-owned farms totaling approximately 4.1 million square feet.

We own eleven chicken hatcheries in the United States. These hatcheries are located in Nacogdoches, Center and Pittsburg, Texas, DeQueen and Nashville, Arkansas, Broadway, Virginia, Concord, North Carolina and Moorefield, West Virginia, where eggs are incubated and hatched in a process requiring 21 days. Once hatched, the day-old chicks are inspected and vaccinated against common poultry diseases and transported by our vehicles to grow-out farms. Our eleven hatcheries in the U.S. have an aggregate production capacity of approximately 17.4 million chicks per week. In Mexico, we own eight hatcheries, which have an aggregate production capacity of approximately 4.5 million chicks per week.

Grow-out

We place our U.S. chicks on approximately 1,555 contract grow-out farms located in Texas, Arkansas, Virginia, West Virginia, North Carolina and Oklahoma, some of which are owned by our affiliates. These contract grow-out farms contain approximately 5,614 chicken houses with approximately 85.4 million square feet of growing facilities. Additionally, we own and operate grow-out farms containing approximately 379 chicken houses with approximately 4.6 million square feet of growing facilities in the United States, which account for approximately 5.1% of our total annual U.S. chicken capacity. On the contracted grow-out farms, the farmers provide the facilities, utilities and labor. We supply the chicks, the feed and all veterinary and technical services. Contract grow-out farmers are paid based on live weight produced under an incentive arrangement. In Mexico, we place our chicks on contract grow-out farms containing approximately 785 chicken houses with approximately 10.9 million square feet of growing facilities. Additionally, we own and operate grow-out farms containing approximately 648 chicken houses with approximately 10.5 million square feet of growing facilities in Mexico, which account for approximately 49.0% of our total annual Mexican chicken capacity. Arrangements with independent farmers in Mexico are similar to our arrangements with contractors in the United States. The average grow-out cycle of our chickens is six to seven weeks.

Feed Mills

An important factor in the production of chicken is the rate at which feed is converted into body weight. The quality and composition of the feed is critical to the conversion rate. Accordingly, we formulate and produce our own feed. We purchase feed ingredients on the open market. The primary feed ingredients include corn, milo and soybean meal, which historically have been the largest component of our total production costs. In the United States, we operate nine feed mills located in Nacogdoches, Tenaha and Pittsburg, Texas, Nashville and Hope, Arkansas, Broadway, Virginia, Wingate, North Carolina and Moorefield, West Virginia. In the United States, we currently have annual feed requirements of approximately 3.4 million tons and the capacity to produce approximately 6.1 million tons. We own four feed mills in Mexico, which produce all of the requirements of our Mexico operations. Mexico’s annual feed requirements are approximately 0.9 million tons with a capacity to produce approximately 1.1 million tons. In fiscal 2003, approximately 70% of the feed ingredients used by us in Mexico were imported from the United States, but this percentage fluctuates based on the availability and cost of local feed ingredient supplies.

Processing

Once the chickens reach processing weight, they are transported by truck to our processing plants. These plants utilize modern, highly automated equipment to process and package the chickens. We periodically review the possible application of new processing technologies in order to enhance productivity and reduce costs. We have nine U.S. processing plants, two of which are located in Mt. Pleasant, Texas, and the remainder of which are located in Dallas, Nacogdoches and Lufkin, Texas, DeQueen, Arkansas, Broadway, Virginia, Marshville, North Carolina and Moorefield, West Virginia. These processing plants have the capacity, under present USDA inspection procedures, to slaughter approximately 12.5 million head of chicken per week, assuming a five-day work week. Our plant in Alma, Virginia was closed during fiscal year 2002 with the production from the Alma plant being consolidated with our other processing plants in the area. Our three processing plants located in Mexico have the capacity to slaughter approximately 3.3 million head of chicken per week, assuming a six-day work week, which is typical in Mexico.

Turkey Operations

Breeding and Hatching

We purchase breeder poults, which we place with growers who supply labor and housing to produce breeder flocks. These breeder flocks are owned by us, and approximately 22% of the layer hens and 60% of the breeder toms are maintained on two company-owned breeder farms. We currently own or contract for approximately 2.0 million square feet of turkey breeder housing on approximately 40 breeder farms, which produce eggs that are taken to the company-owned turkey hatchery. Our breeder flocks provide approximately 85% of our poult supply for grow-out. We own and operate one turkey stud farm with approximately 60,000 square feet, which houses 5,600 breeder males and supplies semen for 60% of our breeder production. The balances of our semen requirements come from other companies and contract farms. Additional poults for grow-out are purchased from third parties.

We own and operate one turkey hatchery, which is located in Harrisonburg, Virginia, where eggs are incubated and hatched in a process requiring 28 days. Once hatched, the day-old poults are inspected and vaccinated against common poultry diseases and transported by our vehicles to grow-out farms. Our turkey hatchery has an aggregate production capacity of approximately 450,000 poults per week.

Grow-out

We place our turkey poults on approximately 300 contract grow-out farms located in Virginia, West Virginia, Pennsylvania, Maryland and North and South Carolina. These contract grow-out farms contain approximately 1,060 turkey houses with approximately 20.1 million square feet of growing facilities. In addition, we own and operate a grow-out farm containing 20 turkey houses with approximately 251,000 square feet of growing facilities in the U.S., which accounts for approximately 1.1% of our total annual turkey capacity. On the contracted grow-out farms, the farmers provide the facilities, utilities and labor. We supply the poults, the feed and all veterinary and technical services. Contract grow-out farmers are paid based on live weight produced under an incentive arrangement. The average grow-out cycle of our turkeys is 13 to 20 weeks.

Feed Mills

An important factor in the production of turkey is the rate at which feed is converted into body weight. The quality and composition of the feed is critical to the conversion rate. Accordingly, we formulate and produce the majority of our own feed. We purchase feed ingredients on the open market. The primary feed ingredients include corn, milo and soybean meal, which historically have been the largest component of our total production costs. We own and operate a turkey feed mill located in Harrisonburg, Virginia. We currently have the capacity to annually produce approximately 520,000 tons of turkey feed at this mill, which supplies the Virginia operation. Feed for the Pennsylvania operation is purchased from a third party. We also produce turkey feed when required at our feed mill in Moorefield, West Virginia or purchase it on the open market.

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

Prepared Foods Operations

We operate five prepared foods plants. Four of these plants process primarily chicken prepared foods products and are located in Mt. Pleasant, Waco, Dallas and Nacogdoches, Texas. Substantially all of our turkey prepared foods products are processed in our plant located in Franconia, Pennsylvania. In line with our stated business strategy to capitalize on the attractive U.S. prepared foods market, we have increased our prepared foods production capacity through expansion and acquisitions. The U.S. prepared foods market continues to be one of the fastest growing and most profitable segments in the poultry industry. Further processed prepared foods products include items such as portion-controlled breast fillets, tenderloins and strips, formed nuggets and patties, turkey hams and roasts, salads and bone-in chicken parts. Prepared foods are sold frozen and may be fully cooked, partially cooked or raw, breaded or non-breaded, pre-marinated or non-marinated or smoked.

Our largest prepared foods plant is located in Mt. Pleasant, Texas and was constructed in 1986 and has been expanded significantly since that time. This facility includes 281,000 square feet and employs approximately 2,300 people. This facility has de-boning lines, marinating systems, batter/breading systems, fryers, ovens, both mechanical and cryogenic freezers, a variety of packaging systems and cold storage including four fully-cooked lines and three ready-to-cook/par-frying/Individually Quick Frozen (“IQF”) lines and one batter-breaded/IQF line and eight spiral freezers. This facility has capacity to produce approximately 309 million pounds of further processed product annually based on current production mix and is currently operating at 81% of capacity. We measure our operating capacity of our prepared foods plants on the basis of running two shifts per day, six days per week.

Our Waco, Texas prepared foods plant was purchased in 1999 and expanded in fiscal 2000 and again in fiscal 2001. It is functionally equivalent to the Mt. Pleasant plant and includes 150,146 square feet and employs approximately 700 people. This state of the art facility has marinating systems, batter/breading systems, fryers, ovens, both mechanical and cryogenic freezers, a variety of packaging systems and cold storage including two fully-cooked lines and two ready-to-cook lines and four spiral freezers. This facility has capacity to produce approximately 270 million pounds of further processed product annually based on current production mix and is currently operating at approximately 65% of capacity.

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

Our Nacogdoches, Texas prepared foods plant was constructed in fiscal 2001. It is functionally equivalent to our Dallas, Texas prepared foods plant and includes 115,465 square feet and employs approximately 1,850 people. This facility has de-boning and portioning capability, marinating systems, batter/breading and frying systems and IQF capabilities. This plant is currently running one par-frying line with a spiral freezer and two IQF lines each with a spiral freezer with capability of making them par-fry lines as sales dictate. This facility has capacity to produce approximately 120 million pounds of further processed product annually based on current product mix and is currently operating at approximately 80% of capacity.

Our Franconia, Pennsylvania prepared foods plant was acquired in January 2001 and further processes chicken and turkey products, including grinding, marinating, spicing and cooking, producing premium delicatessen, foodservice and retail products, including roast turkey and salads. This facility includes approximately 170,000 square feet and employs approximately 730 people. Our Franconia facility employs the batching system of production as opposed to the line-production system used in our other plants. This plant has approximately 95 million annual pounds of oven capacity and 17 million annual pounds of salad capacity for a total capacity of approximately 112 million pounds of further processed product annually based on current product mix and is currently operating at approximately 60% of capacity. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Egg Production

We produce table eggs at three farms near Pittsburg, Texas. One farm is owned by us, while two farms are leased from our Chairman, Lonnie “Bo” Pilgrim, doing business through Pilgrim Poultry, G.P. The eggs are cleaned, sized, graded and packaged for shipment at processing facilities located on the egg farms. The farms have a housing capacity for approximately 2.1 million producing hens and are currently housing approximately 2.0 million hens.

Other Facilities and Information

We operate three rendering plants that convert by-products into protein products, located in Mt. Pleasant, Texas, Broadway, Virginia and Moorefield, West Virginia. These rendering plants currently process by-products from approximately 13.1 million chickens and 0.6 million turkeys weekly into protein products. These products are used in the manufacture of poultry and livestock feed and pet foods. In April 2002, we completed a partially automated distribution freezer located outside of Pittsburg, Texas, which includes 125,000 square feet of storage area. We operate a commercial feed mill in Mt. Pleasant, Texas, which produces various bulk and sacked livestock feed sold to area dairies, ranches and farms. We also operate a feed supply store in Pittsburg, Texas, from which we sell various bulk and sacked livestock feed products, a majority of which is produced in our Mt. Pleasant commercial feed mill. We own an office building in Pittsburg, Texas, which houses our executive offices, and an office building outside of Pittsburg, Texas, which houses our Logistics and Customer Service offices, an office building in Mexico City, which houses our Mexican marketing offices, and an office building in Broadway, Virginia, which houses additional sales and marketing, research and development, and support activities.

Substantially all of our U.S. property, plant and equipment, except those in our turkey segment, are pledged as collateral on our secured debt.

Item 3.	Legal Proceedings

In August of 2000, four of our current and/or former employees filed the case of “Betty Kennell, et al. v. Wampler Foods, Inc.” in the United States District Court for the Northern District of West Virginia, claiming we violated requirements of the Fair Labor Standards Act. The suit alleges that we failed to pay employees for hours worked. The suit generally alleges that (1) employees should be paid for time spent to put on, take off and clean certain personal gear at the beginning and end of their shifts and breaks and (2) the use of a master time card or production “line” time fails to pay employees for all time actually worked. Plaintiffs seek to recover unpaid wages plus liquidated damages and legal fees. Approximately 150 consents to join as plaintiffs were filed with the court by current and/or former employees. No trial date has been set. The court has conditionally approved class certification for hourly production employees in second processing for processing plants in the Eastern United States. To date, only limited discovery has been performed. Neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to this case can be determined at this time. We do not expect this matter, individually or collectively, to have a material impact on our financial position, operations or liquidity.

On August 20, 1999, the former WLR Foods brought legal action as a plaintiff in an antitrust lawsuit filed in the U.S. District Court in Washington D.C. alleging a world-wide conspiracy by approximately 34 named defendants to control production capacity and raise prices of common vitamins such as A, B-4, C, and E. We joined this lawsuit with respect to vitamin purchases not included in our previous settlement with the named defendants as a member of a class action lawsuit settled in fiscal 2000. Pilgrim’s Pride, individually and as successor to WLR Foods in this suit, received $25.1 million in fiscal 2003 in partial settlement of its claims. To date, claims related to approximately 83% of the WLR Foods affected vitamin purchases have been settled by or on behalf of the former WLR Foods, which settlements have resulted in payments to us and the former WLR Foods of $33.1 million. No assurances can be made regarding the likelihood or timing of future settlements or whether or not future recoveries, if any, on the remaining 17% of the vitamin purchases covered by the suit will be proportionally less than, equal to or greater than these previous recovery amounts.

On July 1, 2002, three individuals, on behalf of themselves and a putative class of chicken growers, filed their original class action complaint against us in the United States District Court for the Eastern District of Texas, Texarkana Division. The case is styled “Cody Wheeler, et al. vs. Pilgrim’s Pride Corporation.” The complaint alleges that we violated the Packers and Stockyards Act (7 U.S.C. Section 192) and breached fiduciary duties allegedly owed to the plaintiff growers. The plaintiffs also brought individual actions under the Packers and Stockyards Act alleging common law fraud, negligence, breach of fiduciary duties and breach of contract. On July 29, 2002, we filed a Motion to Dismiss. Upon the filing of the motion, the plaintiffs entered into an agreement to stay any certification of the class pending the outcome of the trial of the three plaintiffs, Cody Wheeler, Don Davis and Davey Williams. On March 14, 2003, the court entered an order dismissing the plaintiffs’ claim of breach of fiduciary duty and negligence. The plaintiffs also dropped the charges of fraud prior to the entering of the order by the court. Discovery is in the initial phases in this case. We intend to defend vigorously both certification of the case as a class action should we not prevail in the trial of the three plaintiffs and questions concerning ultimate liability and damages, if any. Neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to this case can be determined at this time. We do not expect this matter to have a material impact on our financial position, operations or liquidity.

In October 2002, a limited number of USDA environmental samples from our Franconia, Pennsylvania plant tested positive for Listeria. As a result, we voluntarily recalled all cooked deli products produced at the plant from May 1, 2002 through October 11, 2002. No illnesses associated with the Listeria strain in a Northeastern outbreak have been linked to any of our products and none of our products have tested positive for the outbreak strain. As a result of the recall, on November 4, 2002, an individual who allegedly consumed our meat products filed a putative class action lawsuit in the Philadelphia County Court of Common Pleas in the Commonwealth of Pennsylvania. The plaintiff allegedly contracted Listeriosis. The case was styled “Frank Niemtzow, individually and on behalf of all others similarly situated v. Pilgrim’s Pride Corporation and Wampler Foods, Inc.” On January 13, 2003, we filed a Motion to

Dismiss the plaintiff’s class action complaint and on March 25, 2003, the plaintiffs voluntarily dismissed the lawsuit. Subsequent to the voluntary dismissal, the plaintiff’s attorney sent a letter of settlement demand on behalf of the estate of Frank Niemtzow, individually, but not on behalf of the putative class. He also sent a settlement demand on behalf of the estate of Mary Samudovsky. No formal complaint has been filed in either case, and we are unable to predict with certainty an estimate of the amount or range, if any, of any potential loss. After considering our available insurance coverage, we do not expect this matter to have a material impact on our financial position, operations or liquidity.

On April 17, 2003, we learned that a product liability lawsuit, “Lawese Drayton, Individually and as Personal Representative of the Estate of Raymond Drayton, deceased, Plaintiff, v. Pilgrim’s Pride Corporation, Jack Lambersky Poultry Company, Inc. DBA JL Foods Co, Inc., Defendants,” was filed against us in the United States District Court for the Eastern District of Pennsylvania on April 15, 2003. We timely filed a motion to dismiss certain counts of the complaint, and the plaintiff has filed a response. No hearing date on the motion has been scheduled by the court. Both the Company and co-defendant Jack Lambersky Poultry Company have filed cross-claims for contribution against each other. We believe that we have meritorious defenses to this claim, and intend to assert a vigorous defense to the litigation. Neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to this case can be determined at this time. After considering our available insurance coverage, we do not expect this matter to have a material impact on our financial position, operations or liquidity.

We have recently been named as a defendant in a lawsuit entitled, “Laron Harvey, by his mother and natural guardian, Shakandra Hampton, and Shakandra Hampton in her own right v. Pilgrim’s Pride Corporation, et al.”, filed in the Pennsylvania Court of Common Pleas and removed to the U.S. District Court of the Eastern District of Pennsylvania in Philadelphia under Court No. 03-3500. The complaint names both Pilgrim’s Pride and Jack Lambersky Poultry Company, Inc. as defendants. The plaintiff claims that, on August 19, 2002, Laron Harvey was born nine weeks prematurely as a direct result of his mother having contracted Listeria monocytogenes. Plaintiff is alleging certain injuries; severe developmental delay, respiratory distress syndrome, esophageal reflux, necrotizing enterocolitis, and pulmonary heart valve disorder, among other illnesses and ailments. A motion to dismiss certain counts of the complaint has been filed on our behalf and the plaintiff has filed a response. No hearing date on the motion has been scheduled by the court. The parties have exchanged initial mandatory disclosures as required. We believe that we have meritorious defenses to this claim and intend to assert a vigorous defense to the litigation. Neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to this case can be determined at this time. After considering our available insurance coverage, we do not expect this matter to have a material impact on our financial position, operations or liquidity.

We have recently been named as a defendant in a lawsuit entitled “Ryan and Dana Patterson v. Pilgrim’s Pride Corp., et al.”, filed in the Superior Court of New Jersey, Law Division, Passaic Count, Civil Action No. L-3361-03. The complaint alleges that Dana Patterson consumed meat products produced by Pilgrim’s Pride and that she and her fetus were diagnosed with a Listeriosis infection. The plaintiff claims that, as a result of the alleged infection, Ms. Patterson suffered severe personal injury and the loss of her fetus. Pilgrim’s Pride has been served with the summons and complaint and its answer or other responsive pleading is due to be filed with the court on November 19, 2003. We believe that we have meritorious defenses to this claim, and intend to assert a vigorous defense to the litigation. Neither the likelihood of an unfavorable outcome not the amount of the ultimate liability, if any, with respect to this case can be determined at this time. After considering our available insurance coverage, we do not expect this matter to have a material impact on our financial position, operations or liquidity.

We have also been named as a defendant in a lawsuit entitled “Jamar Clarke, a minor, and Wanda Multrie Clarke v. Pilgrim’s Pride Corporation et al,” filed in the Supreme Court of the State of New York, County of Queens, Civil Action No. 18759/03. The complaint alleges that Jamar Clarke consumed turkey at defendant Public School 251 which was produced by Pilgrim’s Pride and that he was diagnosed with Listeriosis and meningitis. The plaintiff claims that, as a result of the alleged infection, Jamar Clarke suffered severe personal injury. Pilgrim’s Pride has been served with the summons and complaint and its answer or other responsive pleading is due to be filed with the court on December 4, 2003. We believe that we have meritorious defenses to this claim, and intend to assert a vigorous defense to the litigation. Neither the likelihood of an unfavorable outcome nor the amount of the ultimate liability, if any, with respect to this case can be determined at this time. After considering our available insurance coverage, we do not expect this matter to have a material impact on our financial position, operations or liquidity.

We are subject to various other legal proceedings and claims, which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect our financial position or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

Not Applicable

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters

Quarterly Stock Prices and Dividends

High and low sales prices of and dividends on the Company’s Class B and Class A common stock for the periods indicated were:

	Prices 2003		Prices 2002		Dividends
Quarter	High	Low	High	Low	2003	2002
Class B Common Stock
First	$9.60	$5.28	$14.48	$12.24	$.015	$.015
Second	8.79	7.09	14.45	12.05	.015	.015
Third	9.18	7.98	14.80	12.90	.015	.015
Fourth	13.80	9.52	13.92	8.49	.015	.015

Class A Common Stock
First	$7.15	$4.01	$9.94	$8.35	$.015	$0.15
Second	6.24	4.94	10.90	8.66	.015	.015
Third	7.06	5.52	11.14	9.79	.015	.015
Fourth	13.65	7.18	10.53	6.59	.015	.015

The Company’s Class B common stock (ticker symbol “CHX”) and Class A common stock (ticker symbol “CHX.A”) are traded on the New York Stock Exchange. The Company estimates there were approximately 11,280 and 21,794 holders (including individual participants in security position listings) of the Company’s Class A and Class B common stock, respectively, as of October 17, 2003. See Note G—Common Stock of the Notes to Consolidated Financial Statements for additional discussion of the Company’s common stock.

With the exception of two quarters in 1993, the Company’s Board of Directors has declared cash dividends of $0.015 per share of common stock (on a split adjusted basis) every fiscal quarter since the Company’s initial public offering in 1986. Payment of future dividends will depend upon the Company’s financial condition, results of operations and other factors deemed relevant by the Company’s Board of Directors, as well as any limitations imposed by lenders under the Company’s credit facilities. The Company’s revolving credit facility and revolving/term borrowing facility currently limit dividends to a maximum of $3.4 million per year. See Note E—Notes Payable and Long-Term Debt of the Notes to Consolidated Financial Statements for additional discussions of the Company’s credit facilities.

Proposed Stock Reclassification

The board of directors has approved and recommended that the stockholders adopt, at a special meeting of stockholders scheduled for November 20, 2003, a proposal to amend our certificate of incorporation to reclassify our Class A common stock and Class B common stock into a single class of common stock. We currently expect that our stockholders will approve this amendment at this meeting and that the effective time of the reclassification will be after the market close on November 21, 2003.

At the effective time of the reclassification each share of Class A common stock and each share of Class B common stock will be reclassified into one (1) share of new common stock. The new common stock will be our only class of authorized common stock. Following the reclassification, the Class A common stock and Class B common stock will no longer be listed on the New York Stock Exchange or registered under the Securities Exchange Act of 1934. The new common stock will be listed on the New York Stock Exchange under the symbol “PPC” and registered under the Securities Exchange Act of 1934. As of the date hereof, there are 13,523,429 shares of Class A common stock outstanding and 27,589,250 shares of Class B common stock outstanding. After giving effect to the reclassification there will be 41,112,679 shares of our new common stock outstanding, all of which will be held by our current stockholders.

Following the reclassification, our certificate of incorporation will not contain any provision for Class A common stock or Class B common stock. In connection with the elimination of the dual class capital structure, our certificate of incorporation will authorize 160 million shares of common stock instead of 100 million shares of Class A common stock and 60 million shares of Class B common stock.

Except as to voting rights, the rights of the new common stock will be substantially identical to the rights of the current Class A common stock and Class B common stock. Each share of existing Class A common stock or Class B common stock that is reclassified into our new common stock will be entitled to cast twenty votes on all matters submitted to a vote of the stockholders, until there is a change in the beneficial ownership of such share, as determined by us or our transfer agent based upon criteria specified in the certificate of amendment to our certificate of incorporation and written procedures we may adopt from time to time.

Subject to certain exceptions specified in the proposed certificate of amendment to our certificate of incorporation, following a change in beneficial ownership of a share that is reclassified, the share will be entitled to only one vote. Shares of new common stock issued after the reclassification will also only be entitled to one vote per share, including the shares to be issued to ConAgra Foods in the ConAgra chicken division acquisition. Shares held in street name or by a broker or nominee will be presumed to have been acquired after the reclassification and to therefore have one vote per share. This presumption is rebuttable by the holder’s showing that such share was subject to the reclassification and that no change in beneficial ownership of such share has occurred since the reclassification. Our proxy statement filed with the SEC on November 3, 2003 and available on its website at http://www.sec.gov, contains additional information regarding the proposed reclassification.

Item 6.	Selected Financial

(In thousands, except ratios and per share data)	Ten Years Ended September 27, 2003
2003	2002	2001(a)	2000	1999(b)	1998	1997	1996	1995	1994
Income Statement Data:
Net sales	$2,619,345	$2,533,718	$2,214,712	$1,499,439	$1,357,403	$1,331,545	$1,277,649	$1,139,310	$931,806	$922,609
Gross margin	200,483	165,165	213,950	165,828	185,708	136,103	114,467	70,640	74,144	110,827
Gross margin (excluding non-recurring recoveries) (c)	154,004	164,409	213,950	165,828	185,708	136,103	114,467	70,640	74,144	110,827
Operating income (loss)	63,613	29,904	94,542	80,488	109,504	77,256	63,894	21,504	24,930	59,698
Interest expense, net	37,981	32,003	30,775	17,779	17,666	20,148	22,075	21,539	17,483	19,175
Income (loss) before income taxes	63,235	1,910	61,861	62,786	90,904	56,522	43,824	(4,533)	2,091	42,448
Income tax expense (benefit) (d)	7,199	(12,425)	20,724	10,442	25,651	6,512	2,788	2,751	10,058	11,390
Net income (loss)	56,036	14,335	41,137	52,344	65,253	50,010	41,036	(7,284)	(7,967)	31,058
Ratio of earnings to fixed charges(e)	2.20	x	(e)	2.13	x	3.04	x	4.33	x	2.96	x	2.57	x	(e)	1.07	x	2.79	x

Per Common Share Data:(f)
Net income (loss)	$1.36	$0.35	$1.00	$1.27	$1.58	$1.21	$0.99	$(0.18)	$(0.19)	$0.75
Cash dividends	0.06	0.06	0.06	0.06	0.045	0.04	0.04	.04	0.04	0.04
Book value	10.46	9.59	9.27	8.33	7.11	5.58	4.41	3.46	3.67	3.91

Balance Sheet Summary
Working capital	$211,119	$179,038	$203,350	$124,531	$154,242	$147,040	$133,542	$88,455	$88,395	$99,724
Total assets	1,257,484	1,227,890	1,215,695	705,420	655,762	601,439	579,124	536,722	497,604	438,683
Notes payable and current maturities of long-term debt	2,680	3,483	5,099	4,657	4,353	5,889	11,596	35,850	18,187	4,493
Long-term debt, less current maturities	415,965	450,161	467,242	165,037	183,753	199,784	224,743	198,334	182,988	152,631
Total stockholders’ equity	446,696	394,324	380,932	342,559	294,259	230,871	182,516	143,135	152,074	161,696

Cash Flow Summary:
Operating cash flow	$98,892	$98,113	$87,833	$130,803	$81,452	$85,016	$49,615	$11,391	$32,712	$60,664
Depreciation & amortization(g)	74,187	70,973	55,390	36,027	34,536	32,591	29,796	28,024	26,127	25,177
Capital expenditures	53,574	80,388	112,632	92,128	69,649	53,518	50,231	34,314	35,194	25,547
Business acquisitions	4,499	—	239,539	—	—	—	—	—	36,178	—
Financing activities, net	(39,767)	(21,793)	246,649	(24,769)	(19,634)	(32,498)	348	27,313	40,173	(30,291)

Cash flow Ratios:
EBITDA(h)	173,926	103,469	146,166	115,356	142,043	108,268	94,782	43,269	44,455	85,434

Key Indicators (as a percentage of net sales):
Gross Margin	7.7%	6.5%	9.7%	11.1%	13.7%	10.2%	9.0%	6.2%	8.0%	12.0%
Gross margin (excluding non-recurring recoveries)	5.9%	6.5%	9.7%	11.1%	13.7%	10.2%	9.0%	6.2%	8.0%	12.0%
Selling, general and administrative expenses	5.2%	5.3%	5.4%	5.7%	5.6%	4.4%	4.0%	4.3%	5.3%	5.5%
Operating income (loss)	2.4%	1.2%	4.3%	5.4%	8.1%	5.8%	5.0%	1.9%	2.7%	6.5%
Interest expense, net	1.5%	1.3%	1.4%	1.2%	1.3%	1.5%	1.7%	1.9%	1.9%	2.1%
Net income (loss)	2.1%	0.6%	1.9%	3.5%	4.8%	3.8%	3.2%	(0.6%)	(0.9%)	3.4%

(a)	The Company acquired WLR Foods on January 27, 2001 for $239.5 million and the assumption of $45.5 million of indebtedness. The acquisition has been accounted for as a purchase and the results of operations for this acquisition have been included in our consolidated results of operations since the acquisition date.

(b)	Fiscal 1999 had 53 weeks.

(c)	For comparative purposes management believes some investors may be interested in gross profit excluding the benefit of the non-recurring recoveries. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for discussion of non-recurring recoveries.

A reconciliation of Gross Margin (excluding non-recurring recoveries) follows (in thousands):

	2003	2002
Gross Margin	$200,483	$165,165
Non-recurring recoveries	46,479	756

Gross Margin (excluding non-recurring recoveries)	$154,004	$164,409

(d)	Fiscal 2003 included a non-cash tax benefit of $16.9 million associated with the reversal of a valuation allowance on net operating losses in the Company’s Mexico operations. Fiscal 2002 includes an $11.9 million of tax benefit from changes in Mexican tax laws. (See Note F—Income Taxes of the Notes to the Consolidated Financial Statements of the Company.)

(e)	For purposes of computing the ratio of earnings to fixed charges, earnings consist of income before income taxes and extraordinary items plus fixed charges (excluding capitalized interest). Fixed charges consist of interest (including capitalized interest) on all indebtedness, amortization of capitalized financing costs and that portion of rental expense that we believe to be representative of interest. Earnings were inadequate to cover fixed charges by $4.1 million and $5.8 million in fiscal 2002 and 1996, respectively.

(f)	Historical per share amounts represent both basic and diluted and have been restated to give effect to a stock dividend issued on July 30, 1999.

(g)	Includes amortization of capitalized financing costs of approximately $1.5 million, $1.4 million, $1.9 million, $1.2 million, $1.1 million, $1.0 million, $0.9 million, $1.8 million, $1.2 million, and $1.4 million in fiscal years 2003, 2002, 2001, 2000, 1999, 1998, 1997, 1996, 1995, and 1994, respectively.

(h)	“EBITDA” is defined as the sum of net income (loss) plus interest, taxes, depreciation and amortization. Our method of computation may or may not be comparable to other similarly titled measures used in our filings with the SEC or by other companies. See the consolidated statements of income and consolidated statements of cash flows included in our financial statements. EBITDA is presented because we believe that it provides meaningful additional information concerning a company’s operating results and its ability to service its long-term debt and to fund its growth, and we believe EBITDA is frequently used by securities analysts, investors and other interested parties, in addition to and not in lieu of GAAP results, to compare the performance of companies. EBITDA is not a measurement of financial performance under generally accepted accounting principles and should not be considered as an alternative to cash flow from operating activities or as a measure of liquidity or an alternative to net income as indicators of our operating performance or any other measures of performance derived in accordance with generally accepted accounting principles.

A reconciliation of net income to EBITDA is as follows:

	2003	2002	2001	2000	1999	1998	1997	1996	1995	1994
	(In thousands)
Net Income	$56,036	$14,335	$41,137	$52,344	$65,253	$50,010	$41,036	$(7,284)	$(7,967)	$31,058
Add:
Interest expense, net	37,981	32,003	30,775	17,779	17,666	20,148	22,075	21,539	17,483	19,175
Income tax expense (benefit)	7,199	(12,425)	20,724	10,442	25,651	6,512	2,788	2,751	10,058	11,390
Depreciation and amortization(g)	74,187	70,973	55,390	36,027	34,536	32,591	29,796	28,024	26,127	25,177
Minus:
Amortization of capitalized financing costs	1,477	1,417	1,860	1,236	1,063	993	913	1,761	1,246	1,366

EBITDA	$173,926	$103,469	$146,166	$115,356	$142,043	$108,268	$94,782	$43,269	$44,455	$85,434

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In an effort to reduce price volatility and to generate higher, more consistent profit margins, we have concentrated on the production and marketing of prepared foods products. Prepared foods products generally have higher profit margins than our other products. Also, the production and sale in the U.S. of prepared foods products reduces the impact of the costs of feed ingredients on our profitability. Feed ingredient purchases are the single largest component of our cost of goods sold, representing approximately 32% of our consolidated cost of goods sold in fiscal 2003. The production of feed ingredients is positively or negatively affected primarily by weather patterns throughout the world, the global level of supply inventories and demand for feed ingredients, and the agricultural policies of the United States and foreign governments. As further processing is performed, feed ingredient costs become a decreasing percentage of a product’s total production cost, thereby reducing their impact on our profitability. Products sold in this form enable us to charge a premium, reduce the impact of feed ingredient costs on our profitability and improve and stabilize our profit margins.

As a significant portion of the U.S. poultry production is exported, the commodity prices of chicken and turkey can be, and in recent periods have been, adversely affected by disruptions in poultry export markets. These disruptions are often caused by restriction on imports of U.S.-produced poultry products imposed by foreign governments for a variety of reasons, including the protection of their domestic poultry producers and allegations of consumer health issues. For example, Russia and Japan have restricted the importation of U.S.-produced poultry for both of these reasons in recent periods. In July 2003, the United States and Mexico entered into a safeguard agreement with regard to imports into Mexico of chicken leg quarters from the United States. Under this agreement, a tariff rate for chicken leg quarters of 98.8% of the sales price was established. This tariff rate will be reduced on January 1, 2004, and each of the following four years in equal increments so that the final tariff rate at January 1, 2008 will be zero. The tariff was imposed due to concerns that the duty-free importation of such products as provided by the North American Free Trade Agreement would injure Mexico’s poultry industry. As such tariffs are reduced, we expect greater amounts of chicken to be imported into Mexico from the United States, which could negatively affect the profitability of Mexican chicken producers and positively affect the profitability of U.S. exporters of chicken to Mexico. Although, this could have a negative impact on our Mexican chicken operations, we believe that this will be mitigated by the close proximity of our U.S. operations to the Mexico border. We have the largest U.S. production and distribution capacities near the Mexican border, which gives us a strategic advantage to capitalize on exports of U.S. chicken to Mexico. Because these disruptions in poultry export markets are often political, no assurances can be given as to when the existing disruptions will be alleviated or that new ones will not arise.

Business Segments

We operate in two reportable business segments as (1) a producer of chicken and other products and (2) a producer of turkey products.

Our chicken and other products segment primarily includes sales of chicken products and by-products we produce and purchase for resale in the U.S. and Mexico but also includes the sale of table eggs, feed, and certain other items. Our chicken and other products segment conducts separate operations in the U.S. and Mexico and is reported as two separate geographical areas. Our turkey segment includes sales of turkey products produced in our turkey operations, which operate exclusively in the U.S.

Inter-area sales and inter-segment sales, which are not material, are accounted for at prices comparable to normal trade customer sales. Corporate expenses are allocated to Mexico based upon various apportionment methods for specific expenditures incurred related thereto with the remaining amounts allocated to the U.S. portions of the segments based on number of employees.

Non-recurring recoveries, which represent settlements for vitamin and methionine litigation covering several periods as well as federal compensation for avian influenza. have not been allocated to any segment because the proper allocation cannot be readily determined.

The following table presents certain information regarding our segments:

	Fiscal Year Ended
	September 27, 2003	September 28, 2002(a)	September 29, 2001(b)
	(In thousands)
Net Sales to Customers:
Chicken and Other Products:
United States	$1,945,596	$1,842,749	$1,652,199
Mexico	368,071	342,851	323,678

Sub-total	2,313,667	2,185,600	1,975,877
Turkey	305,678	348,118	238,835

Total	$2,619,345	$2,533,718	$2,214,712

Operating Income:
Chicken and Other Products:
United States	$74,807	$31,907	$78,096
Mexico	16,319	17,064	12,157

Sub-total	91,126	48,971	90,253
Turkey	(73,992)	(19,823)	4,289

Sub-total	17,134	29,148	94,542
Non-recurring recoveries(c)	46,479	756	—

Total	$63,613	$29,904	$94,542

Depreciation and Amortization:(d)
Chicken and Other Products:
United States	$54,150	$47,528	$38,155
Mexico	12,116	13,526	11,962

Sub-total	66,266	61,054	50,117
Turkey	7,921	9,919	5,273

Total	$74,187	$70,973	$55,390

(a)	Certain amounts in 2002 were reclassified to conform to current year presentation.

(b)	The acquisition of WLR Foods has been accounted for as a purchase, and the results of operations for this acquisition have been included in our consolidated results of operations since January 27, 2001, the acquisition date.

(c)	Non-recurring recoveries are as follows (in millions):

	September 27, 2003	September 28, 2002
Avian influenza	$26.6	$—
Vitamin	1.6	0.8
Methionine	18.3	—

Total	$46.5	$0.8

(d)	Includes amortization of capitalized financing costs of approximately $1.5 million, $1.4 million and $1.9 million in fiscal years 2003, 2002, and 2001, respectively.

The following table presents certain items as a percentage of net sales for the periods indicated:

Fiscal Year Ended

	September 27, 2003	September 28, 2002	September 29, 2001
Net sales	100.0%	100.0%	100.0%
Cost and expenses
Cost of sales	94.1	93.5	90.3
Gross margin (excluding Non-recurring recoveries)	5.9	6.5	9.3
Non-recurring recoveries	(1.8)	—	—
Gross margin	7.7	6.5	9.7
Selling, general and administrative expense	5.2	5.3	5.4
Operating income	2.4	1.2	4.3
Interest expense, net	1.5	1.3	1.4
Income before income taxes	2.4	0.1	2.9
Net income	2.1	0.6	1.9

Results of Operations

In the last two fiscal years, we have been affected by two significant unexpected challenges. First, on March 12, 2002, an outbreak of low-pathogenic avian influenza, a disease contagious to turkey, chicken and other birds, was discovered in Virginia. As a result, we destroyed a significant amount of poultry affected by the virus. No new flocks have tested positive for the presence of avian influenza in Virginia since July 2, 2002. On June 19, 2002, U.S. Secretary of Agriculture Ann Veneman proposed to the Office of Management and Budget that the USDA cover one-half of the total estimated economic loss suffered by the poultry industry and independent growers in Virginia due to the avian influenza outbreak. Secretary Veneman also recommended that the State of Virginia cover the remaining portion. We received $26.6 million in federal compensation in fiscal 2003, which was recorded as “Non-recurring recoveries”; no more federal compensation is expected. We estimate that the negative effects of the virus on our operations were $7.3 million and $26.0 million in fiscal 2003 and 2002, respectively, thus resulting in an estimated net negative effect on operating income of $6.7 million over the two periods combined. No assurances can be given that any state agencies will provide any economic assistance to the poultry growers and producers affected by the avian influenza outbreak in Virginia nor is any such assistance anticipated by us at this time.

Our second challenge occurred in October 2002, when one product sample produced in our Franconia, Pennsylvania facility that had not been shipped to customers tested positive for Listeria. As a result, we voluntarily recalled all cooked deli products produced at the plant from May 1, 2002 through October 11, 2002. No illnesses associated with the Listeria strain in a Northeastern outbreak have been linked to any of our products and no products of the Company have tested positive for the outbreak strain. We carried insurance designed to cover the direct recall related expenses and certain aspects of the related business interruption caused by the recall, and subject to the insurer’s reservation of rights, we received a $4.0 million advance payment on December 5, 2002 from our insurer with respect to the product recall claim. As of September 27, 2003, we have recorded $22.5 million, net of the deductible amount of $0.5 million and the $4.0 million advance payment from our insurer, in recall related expenses as a component of “Current Assets – Trade accounts and other receivables,” which we believe to be due from our insurance carriers. We estimate that the sales at the Franconia, Pennsylvania plant were negatively affected by approximately $82.0 million and operating margins were negatively affected by approximately $65.0 – 70.0 million during fiscal 2003. As a result of these losses, the Company’s claim for business interruption and certain product re-establishment costs will amount to approximately $71.0 million for the period from the date of the recall through October 11, 2003, the 1-year anniversary of the recall and the insurance policy time limitation period for business interruption loss recovery. Aggregating the direct recall expense claim noted above with the anticipated business interruption and product re-establishment costs, our total claim is expected to be approximately $100 million; although, our policy limit is $50 million, $4 million of which has been received as of September 27, 2003 and $22.5 million of which has been recorded as a receivable from our insurance carriers. Therefore, the continuing effects of the recall on our business after September 27, 2003 will not be covered by insurance. This impact is estimated to continue until the sales of prepared foods turkey products from our Franconia, Pennsylvania plant have been reestablished in the market to pre-recall levels which we currently project to be in the second half of fiscal 2004. In July 2003, we took steps to reduce our turkey production levels by approximately 15%, which begins to take effect early fiscal 2004, in an effort to mitigate future losses. After the effect of the reductions in our turkey production described above, we estimate that the continuing effects of the recall will have a negative impact on our business of $20.0 to $25.0 million during the first six-months of fiscal 2004.

Fiscal 2003 Compared to Fiscal 2002

Consolidated Net Sales. Consolidated net sales were $2.6 billion for fiscal 2003, an increase of $85.6 million, or 3.4%, from fiscal 2002. The increase in consolidated net sales resulted from an $89.3 million increase in U.S. chicken sales to $1.7 billion, a $25.5 million increase in Mexico chicken sales to $349.3 million and a $13.3 million increase in sales of other products to $226.1 million, offset partially by a $42.4 million decrease in turkey sales to $305.7 million. The $89.3 million increase in U.S. chicken sales was primarily due to a 3.3% increase in dressed pounds produced and a 2.0% increase in total revenue per dressed pound produced, reflecting increased market prices of chicken. The $42.4 million decrease in turkey sales was due primarily to the impact of the recall of turkey deli meat products, partially offset by the recovery from last year’s avian influenza outbreak discussed above. The $25.5 million increase in Mexico chicken sales was primarily due to a 12.0% increase in pounds produced offset partially by a 3.7% decrease in average revenue per dressed pound produced. The $13.3 million increase in sales of other products was primarily due to increases in sales of eggs and poultry by-products.

Cost of Sales. Consolidated cost of sales was $2.5 billion for fiscal 2003, an increase of $96.0 million, or 4.1%, when compared to fiscal 2002. The U.S. operations had an increase in cost of sales of $73.4 million and our Mexico operations had a $22.6 million increase in cost of sales. The $73.4 million cost of sales increase in our U.S. operations was primarily due to a 3.3% increase in dressed pounds of chicken produced. The $22.6 million cost of sales increase in our Mexico operations was primarily due to a 12.0% increase in dressed pounds produced.

In the fourth fiscal quarter of 2003, we liquidated a significant portion of turkey breast meat that we had been accumulating to use in our further processed turkey products during the peak turkey season when prices have historically been highest. This liquidation resulted in bulk turkey breast meat sales at prices that were lower than we have had traditionally experienced on our individual product sales for similar product. These bulk sales were one of the major components that resulted in the losses in our turkey operations during the year being larger than anticipated.

Non-recurring recoveries. Non-recurring recoveries of $46.5 million consisted of $26.6 million in avian influenza recovery and $19.9 million in vitamin and methionine litigation settlements. See Note B to the Consolidated Financial Statements.

Gross Profit. Gross profit was $200.5 million for fiscal 2003, an increase of $35.3 million, or 21.4% from the same period last year, due primarily to the $46.5 million of Non-recurring recoveries and the overall net effect of the changes discussed above under “Consolidated Net Sales” and “Cost of Sales.” For comparative purposes, management believes some investors may be interested in gross profit excluding the benefit of the Non-recurring recoveries. Excluding these Non-recurring recoveries of $46.5 million in 2003, gross profit for fiscal 2003 would have been $154.0 million, a decrease of $10.4 million, or 6.3% from the same period last year, due primarily to the negative effects of the recall in our turkey operations as discussed above.

Gross profit as a percentage of sales increased to 7.7% in fiscal 2003, from 6.5% in fiscal 2002. This includes the $46.5 million of Non-recurring recoveries mentioned above. For comparative purposes management believes some investors may be interested in gross profit as a percentage of sales excluding the benefit of the Non-recurring recoveries. Excluding these Non-recoveries, which were 1.8% of sales, gross profit as a percentage of sales for fiscal 2003 would have been 5.9% compared to 6.5% for the same period last year.

Selling, General and Administrative Expenses. Consolidated selling, general and administrative expenses were $136.9 million in fiscal 2003 and $135.3 million in fiscal 2002. As a percentage of sales, consolidated selling, general and administrative expenses decreased to 5.2% in fiscal 2003 from 5.3% in fiscal 2002.

Operating Income. Consolidated operating income was $63.6 million for fiscal 2003, increasing by approximately $33.7 million when compared to fiscal 2002. The increase was due primarily to the $46.5 million of Non-recurring recoveries offset somewhat by the net of the increased cost of sales somewhat offset by increased net sales as discussed above.

Interest Expense. Consolidated net interest expense increased 18.7% to $38.0 million in fiscal 2003, when compared to $32.0 million for fiscal 2002, due primarily to higher average outstanding debt balances experienced in the fiscal year.

Income Tax Expense. Consolidated income tax expense in fiscal 2003 was $7.2 million, compared to an income tax benefit of $12.4 million in fiscal 2002. This increase in consolidated income tax expense is the result of changes in the Mexico tax law and by higher pretax earnings in fiscal 2003, which were significantly offset by a tax benefit of approximately $16.9 million to reflect the benefit resulting from a reduction in valuation allowance of the net operating loss carryforwards for Mexican tax purposes.

In fiscal 2002, we had established valuation allowances on certain net operating losses attributable to certain of our Mexican operations, which under the Mexican tax laws are taxed on an individual entity basis. Certain of the Mexican entities did not have sufficient earnings to enable them to realize the full value of their net operating losses, while other had strong historical earnings records. In early fiscal 2003, we executed a strategy to mitigate the amount of net operating losses that would expire unutilized. The primary action taken was the reorganization of the Mexican parent company (which had the majority of the operating losses for which the valuation allowance had been established) as a distribution operation, which resulted in a significant increase in its profitability in 2003. Based on this reorganization, including current and forecasted profitability, we concluded in the fourth quarter of fiscal 2003 that it is more likely than not that the net operating losses of its Mexican parent will be fully realized. As a result, we reversed a valuation allowance of $16.9 million based on the indexed portion of the net operating losses that are now expected to be recovered, was reversed as a reduction to income tax expense.

Fiscal 2002 Compared to Fiscal 2001

On January 27, 2001, we completed the acquisition of WLR Foods, Inc. Accordingly, only 35 weeks of operations of the former WLR Foods are included in our results for fiscal 2001.

Consolidated Net Sales. Consolidated net sales were $2.5 billion for fiscal 2002, an increase of $319.0 million, or 14.4%, from fiscal 2001. The increase in consolidated net sales resulted from a $176.7 million increase in U.S. chicken sales to $1.6 billion, a $109.3 million increase in turkey sales to $348.1 million, a $20.3 million increase in Mexico chicken sales to $323.8 million and a $13.8 million increase in sales of other U.S. products to $193.7 million. The increase in U.S. chicken sales was primarily due to a 17.2% increase in dressed pounds produced, which resulted primarily from the acquisition of WLR Foods on January 27, 2001 offset partially by a 4.4% decrease in total revenue per dressed pound produced, caused in part by import restrictions on poultry products typically sold to Russia and Japan by the industry, resulting in production being liquidated at less favorable pricing levels. The increase in turkey sales was due to the acquisition of WLR Foods, partially offset by the impact of the avian influenza discussed above. The $20.3 million increase in Mexico chicken sales was primarily due to an 8.0% increase in average revenue per dressed pound produced, partially offset by a 1.9% decrease in pounds produced. The $13.8 million increase in sales of other U.S. products was primarily due to poultry by-products sales price increases, an increase in sales by the Company’s wholesale feed division and the acquisition of WLR Foods.

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

Gross Profit. Gross profit was $165.2 million for fiscal 2002, a decrease of $48.8 million, or 22.8%, from the same period last year, due primarily to the negative effects of the avian influenza outbreak in our operations in the Eastern U.S. and to lower dark meat sales prices in the U.S. caused in part by import restrictions on poultry products typically sold to Russia and Japan by the industry.

Gross profit as a percentage of sales decreased to 6.5% in fiscal 2002, from 9.7% in fiscal 2001, primarily due to increased operating expenses incurred in connection with the avian influenza outbreak in our Eastern Division and lower dark meat sales prices in the U.S. caused in part by import restrictions on poultry products typically sold to Russia and Japan by the industry.

Selling, General and Administrative Expense. Consolidated selling, general and administrative expenses were $135.3 million in fiscal 2002 and $119.4 million in fiscal 2001. The $15.9 million increase was due primarily to the acquisition of WLR Foods Inc., which was completed on January 27, 2001. Consolidated selling, general and administrative expenses as a percentage of sales decreased slightly in fiscal 2002 to 5.3%, compared to 5.4% in fiscal 2001.

Operating Income. Consolidated operating income was $29.9 million for fiscal 2002, decreasing by approximately $64.6 million, when compared to fiscal 2001 due primarily to the negative effects of the avian influenza outbreak and to lower dark meat sales prices in the U.S. caused in part by import restrictions on poultry products typically sold to Russia and Japan by the industry.

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

Liquidity and Capital Resources

We have agreed to acquire the ConAgra chicken division through the purchase from ConAgra Foods of all of the issued and outstanding capital stock of four wholly-owned subsidiaries of ConAgra Foods in accordance with a stock purchase agreement dated June 7, 2003, as amended. The acquisition is subject to customary closing conditions, including stockholder approval of the issuance of our common stock to ConAgra Foods. The transaction is expected to close in the fourth calendar quarter of 2003. The consideration payable to ConAgra Foods under the stock purchase agreement is currently expected to consist of approximately $289.1 million in cash to be funded by various sources described below and the issuance of approximately 25.4 million shares of our common stock. The actual dollar amount and number of shares of common stock will be determined by reference to the final adjusted net book value of the ConAgra chicken division on the closing date and the adjusted volume weighted average trading price of our common stock for the period from June 10, 2003 through the fifth trading day prior to the closing date. “Final adjusted net book value” means the combined consolidated stockholders equity of the ConAgra chicken division on the closing date minus approximately $90 million. If the final adjusted net book value was $525.6 million (which was the approximate adjusted net book value of the ConAgra chicken division at August 24, 2003) and the adjusted volume weighted average trading price of our common stock was $9.3267 per share (which was the adjusted volume weighted average trading price of our common stock from June 10, 2003 through October 24, 2003), the stock portion of the purchase price would consist of approximately 25.4 million shares of our common stock. The remainder of the purchase price, approximately $289.1 million, would be payable in cash funded as described below. The acquisition would be recorded in our financial statements at approximately $615.4 million plus transaction costs based on the stock component of the purchase price being valued at $12.87 per share (which was the price of our Class A common stock on October 24, 2003). Accordingly, changes in the final adjusted net book value of the ConAgra chicken division, changes in the adjusted volume weighted average trading price of our common stock and changes in the price of our common stock prior to closing will change the amount of cash and stock payable to ConAgra Foods and the purchase price of the ConAgra chicken division for purposes of our financial statements.

The cash portion of the ConAgra stock purchase price is currently estimated at $289.1, which is expected to be funded as follows:

•	The net proceeds received from the sale at 103.5% of par of $100 million principal amount of our 9 5/8% senior unsecured notes due 2011, which took place on August 18, 2003. Pending completion of the ConAgra chicken division acquisition, at September 27, 2003, these proceeds have been used to pay down borrowings under our revolving/term credit facility. At closing, these amounts will be re-borrowed from our revolving/term facility.

•	$100 million of secured notes to be sold to an insurance company, $80 million of which is expected to be due in ten years and $20 million of which is expected to be due in seven years. Each will bear interest at approximately LIBOR plus a spread equal to 2.60% less the five year swap spread. A commitment to purchase these notes has been received from our lenders.

•

The net proceeds from the sale of $100 million principal amount of our 9.25% senior subordinated notes due 2013. On November 6, 2003, the Company and PPC Escrow Corp., a wholly owned unrestricted subsidiary of the Company, entered into an agreement to sell $100.0 million of our senior subordinated notes with an interest rate of 9.25% maturing on November 15, 2013 and otherwise having terms substantially similar to the 10.50% senior subordinated notes due 2011 issueable to ConAgra to fund a portion of the purchase price for the acquisition of the ConAgra chicken division if we were not to exercise our option to pay that portion of the purchase price in cash. This offering is scheduled to close on November 21, 2003. The notes will be issued by PPC Escrow Corp., an unrestricted subsidiary of Pilgrim’s Pride formed for purposes of the offering, which will merge with and into Pilgrim’s Pride concurrently with the closing of the acquisition of the ConAgra chicken division. Pending closing of this acquisition, the proceeds of this offering will be held in escrow. In the event the ConAgra chicken division acquisition is not completed by December 31, 2003 or the acquisition is otherwise terminated prior thereto, the senior subordinated notes will be redeemed at par plus accrued but unpaid interest pursuant to a special mandatory redemption.

Our proxy statement filed with the United States Securities and Exchange Commission (“SEC”) on November 3, 2003, available on its website at http://www.sec.gov, contains additional information regarding the ConAgra chicken division and the pending acquisition.

At September 27, 2003, we maintained $130.0 million in revolving credit facilities, $30 million of which is related to our Mexican operations, and $400.0 million in a secured revolving/term borrowing facility. The $400.0 million revolving/term borrowing facility provides for borrowing availability until November 15, 2004 and provides for $285.0 million of commitments maturing November 16, 2010 and $115.0 million of commitments maturing November 16, 2007. Borrowings under these facilities are split pro rata between the commitments maturing November 16, 2010 and the commitments maturing November 16, 2007, as they occur. The credit facilities provide for interest at rates ranging from LIBOR plus five-eighths percent to LIBOR plus two and three-quarters percent, depending upon our total debt to capitalization ratio. Interest rates on debt outstanding under these facilities as of September 27, 2003 ranged from LIBOR plus one and three-quarters percent to LIBOR plus two percent. The $100 million domestic revolving credit facility is secured by domestic chicken inventories, the $30 million facility in Mexico is secured by Mexico’s accounts receivable, inventories and certain fixed assets and the revolving/term borrowing facility is secured by certain fixed assets. Borrowings against these facilities are subject to the availability of collateral and no material adverse changes provisions. During the twelve months ended September 27, 2003, we repaid approximately $136.0 million on a net basis (including the temporary repayment with the net proceeds of the sale of $100 million principal amount of our 9 5/8% senior unsecured notes as discussed above) under our revolving/term borrowing facilities.

At September 27, 2003, $112.9 million was available under the revolving credit facilities including $30.0 million in Mexico and $345.0 million was available under the revolving/term borrowing facility. At November 7, 2003, we had $112.9 million available under our revolving credit facilities and $330.0 million available under the revolving/term borrowing facility and cash on hand of $40.2 million compared to $16.6 million at September 27, 2003, for a total liquidity of $483.1 million at November 7, 2003 compared to $474.5 million at September 27, 2003.

On August 9, 2001, the Company issued $200.0 million in senior unsecured notes with an interest rate of 9 5/8% maturing on September 15, 2011. The proceeds from the note offering were used to redeem the remaining $90.8 million outstanding of our 10 7/8% senior subordinated notes due 2003. The balance of the proceeds was used to reduce amounts outstanding under our

$400.0 million revolving/term borrowing facility. On August 18, 2003, we issued another $100 million of the same 9 5/8% senior unsecured notes maturing September 15, 2011 at 103.5% of par or $103.5 million, which was used initially to pay down our $400 million revolving/term borrowing facility, but is intended to fund a portion of the purchase price of the ConAgra chicken division discussed above.

On November 6, 2003, the Company and PPC Escrow Corp., a wholly owned unrestricted subsidiary of the Company, entered into an agreement to issue $100.0 million in senior subordinated notes with an interest rate of 9.25% maturing on November 15, 2013. We intend to use the proceeds from the note offering to fund a portion of the purchase price of the ConAgra chicken division. The notes will be issued by PPC Escrow Corp., an unrestricted subsidiary of Pilgrim’s Pride formed for purposes of the offering, which will merge with and into Pilgrim’s Pride concurrently with the closing of the acquisition of the ConAgra chicken division. Pending closing of this acquisition, the proceeds of this offering will be held in escrow. In the event the ConAgra chicken division acquisition is not completed by December 31, 2003 or the acquisition is otherwise terminated prior thereto, the senior subordinated notes will be redeemed at par plus accrued but unpaid interest pursuant to a special mandatory redemption.

On August 30, 2002, we issued approximately $61.0 million in senior secured notes to an insurance company with a fixed interest rate of 6.68% maturing on August 30, 2012. Borrowings under this facility are secured by certain fixed assets. Until August 30, 2005, we may sell an additional $50 million of our senior secured notes under this facility. The issuance and sale of additional notes is subject to customary closing conditions, as well as our pledge of sufficient additional collateral so that the ratio of all outstanding notes to the insurance company to the appraised value of the collateral securing those notes will be 75% or less. At the time of any additional note issuance, we will make the determination whether to issue the additional notes with a fixed rate or a floating rate based on LIBOR plus a spread to be determined by the insurance company. Any additional note will mature ten years from the date of its issuance. In addition to our $50 million of existing availability, we have received a commitment to sell an additional $50 million of our senior secured notes under this facility. Notes in the principal amount of $30 million under this $50 million additional commitment will have a maturity date of ten years from the first day of the month following issuance. The remaining $20 million of notes under this additional commitment will have a maturity date of seven years from the first day of the month following issuance. Both of these additional notes are expected to bear interest at a floating rate equal LIBOR plus a spread equal to 2.60% less the five-year swap spread to be determined on or about the date of issuance. We expect to use both the original $50 million and additional $50 million commitment to pay a portion of the cash purchase price of the ConAgra chicken division.

On July 18, 2003, we extended and amended our existing Receivables Purchase Agreement to sell accounts receivable. The amended agreement increased the availability under this facility to $125.0 million from $60 million of accounts receivable and expires in June 2008. In connection with the Receivables Purchase Agreement, we sell, on a revolving basis, certain of our trade receivables (the “Pooled Receivables”) to a special purpose corporation wholly owned by us, which in turn sells a percentage ownership interest to third parties. At September 27, 2003 and September 28, 2002, an interest in these Pooled Receivables of $58.5 million had been sold to third parties and is reflected as a reduction to accounts receivable during each period. These transactions have been recorded as sales in accordance with Financial Accounting Standards Board Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The gross proceeds resulting from the sale are included in cash flows from operating activities in the Consolidated Statements of Cash Flows. Losses on these sales were immaterial. As of the fiscal month ended September 27, 2003, $23.1 million of additional Pooled Receivables were available for sale.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51” (“Interpretation No. 46”). Interpretation No. 46 requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership or contractual or other financial interest in the entity. Currently, entities are generally consolidated by an enterprise that has a controlling financial interest through ownership of a majority voting interest in the entity. Interpretation No. 46 was immediately effective for the variable interest entities created after January 31, 2003, and effective at the end of our first quarter of fiscal 2004 for those created prior to February 1, 2003. On June 29, 1999, the Camp County Industrial Development Corporation issued $25.0 million of variable-rate environmental facilities revenue bonds supported by letters of credit obtained by us. We may draw from these proceeds over the construction period for new sewage and solid waste disposal facilities at a poultry by-products plant to be built in Camp County, Texas. We are not required to borrow the full amount of the proceeds from these revenue bonds. All amounts borrowed from these funds will be due in 2029. The revenue bonds are supported by letters of credit obtained by us under our available revolving credit facilities which are secured by our domestic chicken inventories. Adoption of Interpretation No. 46 may cause us to consolidate the trust and debt related to the Camp County Revenue Bonds. The effect of the consolidation would be to record $25 million as restricted cash in Other Assets and $25 million as Long-Term Debt. We believe the adoption of Interpretation No. 46 will not have a material impact on our results of operations.

Contractual Obligations and Guarantees.

Obligations under long-term debt and non-cancelable operating leases at September 27, 2003 were as follows (in millions):

	Payments Due By Period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Contractual Obligations
Long-term debt(a)	$418.6	$2.6	$14.3	$14.1	$387.6
Guarantee fees	10.1	1.5	2.8	2.6	3.2
Operating leases	91.7	24.5	37.7	23.3	6.2

Total	$520.4	$28.6	$54.8	$40.0	$397.0

(a)	Excludes $17.1 million in letters of credit outstanding related to normal business transactions.

The acquisition of ConAgra will result in the issuance of additional debt in excess of that outstanding as of September 27, 2003. See the discussion above for a description of the anticipated borrowings that will occur when the acquisition closes.

At September 27, 2003, our working capital increased to $211.1 million and our current ratio increased to 1.76 to 1, compared with working capital of $179.0 million and a current ratio of 1.68 to 1 at September 28, 2002, primarily due to the working capital changes discussed below.

Trade accounts and other receivables were $127.0 million at September 27, 2003, compared to $85.3 million at September 28, 2002. The $41.7 million, or 48.8%, increase in trade accounts and other receivables was primarily due to the inclusion of $22.5 million in insurance receivables related to the recall and in response to increased sales activity. Trade accounts and other receivables at the end of fiscal 2003 and fiscal 2002 reflect the sale of $58.5 million of receivables pursuant to the Receivable Purchase Agreement described above.

Inventories were $340.9 million at September 27, 2003, compared to $326.8 million at September 28, 2002. The $14.1 million, or 4.3%, increase in inventories was primarily due to increased production to support sales growth.

Accounts payable and accrued expenses increased $18.2 million to $266.7 million at September 27, 2003, compared to $248.5 million at September 28, 2002.

Capital expenditures (excluding business acquisitions) of $53.6 million, $80.4 million and $112.6 million, for fiscal years 2003, 2002 and 2001, respectively, were primarily incurred to acquire and expand certain facilities, improve efficiencies, reduce costs and for the routine replacement of equipment. We anticipate spending approximately $80.0 million to $100.0 million in fiscal 2004 to improve efficiencies and for the routine replacement of equipment at our current operations. We expect to finance such expenditures with available operating cash flows and existing revolving/term and revolving credit facilities.

Cash flows provided by operating activities were $98.9 million, $98.1 million and $87.8 million for fiscal years 2003, 2002 and 2001, respectively. Cash flows provided by operating activities were almost unchanged for fiscal 2003, when compared to fiscal 2002. However, the composition of working capital items shifted significantly from 2002, primarily due to recall related items offset by increases in other working capital components. The increase in cash flows provided by operating activities for fiscal 2002 when compared to fiscal 2001 was primarily due to a full year impact from the former WLR Foods operations in fiscal 2002, compared to 35 weeks in fiscal 2001.

Cash flows (used in) provided by financing activities were ($39.8) million, ($21.8) million and $246.6 million for the fiscal years 2003, 2002 and 2001, respectively. The increase in cash used in financing activities for fiscal 2003, when compared to fiscal 2002, primarily reflects the higher net payments on long-term financing. The increase in cash used in financing activities for fiscal 2002, when compared to fiscal 2001, is primarily due to borrowings to finance the acquisition of WLR Foods in fiscal 2001.

We are a party to many routine contracts in which we provide general indemnities in the normal course of business to third parties for various risks. We have not recorded a liability for any of these indemnities, as the likelihood of payment in each case is considered remote. These indemnities are discussed in the following paragraphs.

Our loan agreements generally obligate us to reimburse the applicable lender for incremental increased costs due to a change in law that imposes (i) any reserve or special deposit requirement against assets of, deposits with or credit extended by such lender related to the loan, (ii) any tax, duty or other charge with respect to the loan (except standard income tax) or (iii) capital adequacy requirements. In addition, some of our loan agreements contain a withholding tax provision that requires us to pay additional amounts to the applicable lender or other financing party, generally if withholding taxes are imposed on such lender or other financing party as a result of a change in the applicable tax law. These increased cost and withholding tax provisions continue for the entire term of the applicable transaction, and there is no limitation on the maximum additional amounts we could be obligated to pay under such provisions. Any failure to pay amounts due under such provisions generally would trigger an event of default, and, in a secured financing transaction, would entitle the lender to foreclose upon the collateral to realize the amount due.

We also maintain operating leases for various types of equipment, some of which contain residual value guarantees for the market value of assets at the end of the term of the lease. The terms of the lease maturities range from one to seven years. The maximum potential amount of the residual value guarantees is approximately $11.1 million; however, the actual amount is based on an undeterminable recoverable amount based on the fair market value of the underlying leased assets. The likelihood of payments under these guarantees is not considered to be probable, and accordingly no liabilities have been recorded. We historically have not experienced significant payments under similar residual guarantees.

Critical Accounting Policies and Estimates

General. Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, customer programs and incentives, allowance for doubtful accounts, inventories, income taxes and product recall accounting. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Inventory. Live poultry inventories are stated at the lower of cost or market and breeder hens at the lower of cost, less accumulated amortization, or market. The costs associated with breeder hens are accumulated up to the production stage and amortized over the productive lives using the unit-of-production method. Finished poultry products, feed, eggs and other inventories are stated at the lower of cost (first-in, first-out method) or market. We record valuations and adjustments for our inventory and for estimated obsolescence at or equal to the difference between the cost of inventory and the estimated market value based upon known conditions affecting the inventories obsolescence, including significantly aged products, discontinued product lines, or damaged or obsolete products. We allocate meat costs between our various finished poultry products based on a by-product costing technique that reduces the cost of the whole bird by estimated yields and amounts to be recovered for certain by-product parts, primarily including leg quarters, wings, tenders and offal, which are carried in inventory at the estimated recovery amounts, with the remaining amount being reflected as our breast meat cost. As a result, our lower of cost or market evaluation is done on a pool basis. If actual market conditions are less favorable than those projected by management, additional inventory adjustments may be required.

Property, Plant and Equipment. In fiscal 2003, the Company adopted the Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (SFAS 144). As a result, the Company records impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. The impairment charge is determined based upon the amount the net book value of the assets exceeds their fair market value. In making these determinations, the Company utilizes certain assumptions, including, but not limited to: (i) future cash flows estimates expected to be generated by these assets, which are based on additional assumptions such as asset utilization, length of service the asset will be used in the Company’s operations and estimated salvage values and (ii) estimated fair market value of the assets. The adoption of SFAS 144 did not significantly change the accounting.

Contingent liabilities. The Company is subject to lawsuits, investigations and other claims related to wage and hour/labor, securities, environmental, product and other matters, and is required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made after considerable analysis of each individual issue. These reserves may change in the future due to changes in the Company’s assumptions, the effectiveness of strategies, or other factors beyond the Company’s control.

Accrued Self Insurance. Insurance expense for casualty claims and employee-related health care benefits are estimated using historical experience and actuarial estimates. Stop-loss coverage is maintained with third party insurers to limit the Company’s total exposure. Certain categories of claim liabilities are actuarially determined. The assumptions used to arrive at periodic expenses is reviewed regularly by management. However, actual expenses could differ from these estimates and could result in adjustments to be recognized.

Income Taxes. We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires that deferred tax assets and liabilities be recognized for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Taxes are provided for international subsidiaries based on the assumption that these earnings are indefinitely reinvested in foreign subsidiaries and as such deferred taxes are not provided for in U.S. income taxes that would be required in the event of distribution of these earnings. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. We review the recoverability of any tax assets recorded on the balance sheet, primarily operating loss carryforwards, based on both historical and anticipated earnings levels of the individual operations and provide a valuation allowance when it is more likely than not that amounts will not be recovered.

Product Recall Accounting. The Company has a separate insurance contract for product recall coverage with an insurance company that specifically provides for reimbursement of direct recall related expenses, product restoration expenses, and loss of business income. The Company has recorded receivables related to direct recall related expense, specifically related to the write-off of inventory, third party shipping and freight costs, payments made for outside labor, internal hourly labor, third party warehouse storage costs, and payments to customers. As of September 27, 2003, $27.0 million has been incurred for direct recall related expenses. The Company has recorded $22.5 million in recall related expenses, net of the deductible amount of $0.5 million and the $4.0 million advance payment from the Company’s insurer, as a component of “Current Assets—Trade accounts and other receivables”. The Company has recorded as a receivable only the readily, objectively determinable amounts of direct product recall costs reimbursable under its insurance policy. There is not an element of gain with respect to the recorded insurance recovery receivable. This recovery represents a reduction in the cost of the recall. The asset relating to the recovery is recognized only when realization of the claim for recovery is deemed probable. The Company expects to collect these claims subject to its policy limit of $50 million, prior advances and deductible in fiscal 2004. See Note J to the Consolidated Financial Statements for additional discussion of the recall.

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

Feed Ingredients

We purchase certain commodities, primarily corn and soybean meal. As a result, our earnings are affected by changes in the price and availability of such feed ingredients. As market conditions dictate, we will from time to time lock-in future feed ingredient prices using various hedging techniques, including forward purchase agreements with suppliers and futures contracts. We do not use such financial instruments for trading purposes and are not a party to any leveraged derivatives. Market risk is estimated as a hypothetical 10% increase in the weighted-average cost of our primary feed ingredients as of September 27, 2003. Based on our feed consumption during the fiscal 2003, such an increase would have resulted in an increase to cost of sales of approximately $78.9 million.

Foreign Currency

Our earnings are affected by foreign exchange rate fluctuations related to the Mexican peso net monetary position of our Mexico subsidiaries. We manage this exposure primarily by attempting to minimize our Mexican peso net monetary position, but from time to time, we have also considered executing hedges to help minimize this exposure. Such instruments, however, have historically not been economically feasible. We are also exposed to the effect of potential exchange rate fluctuations to the extent that amounts are repatriated from Mexico to the United States. However, we currently anticipate that the cash flows of our Mexico subsidiaries will continue to be reinvested in our Mexico operations. In addition, the Mexican peso exchange rate can directly and indirectly impact our results of operations and financial position in several ways, including potential economic recession in Mexico resulting from a devalued peso. The impact on our financial position and results of operations resulting from a hypothetical change in the exchange rate between the U.S. dollar and the Mexican peso cannot be reasonably estimated. Foreign currency exchange gains and losses, representing the change in the U.S. dollar value of the net monetary assets of our Mexico subsidiaries denominated in Mexican pesos, was a gain of $0.4 million in fiscal 2003, and a loss of $1.5 million and $0.1 million in fiscal 2002 and 2001, respectively. On November 17, 2003, the Mexican peso closed at 11.14 to 1 U.S. dollar, compared to 11.03 at September 27, 2003. No assurance can be given as to how future movements in the peso could affect our future earnings.

Interest Rates

Our earnings are also affected by changes in interest rates due to the impact those changes have on our variable-rate debt instruments. We have variable-rate debt instruments representing approximately 13.1% of our long-term debt at September 27, 2003. Holding other variables constant, including levels of indebtedness, a 25 basis points increase in interest rates would have increased our interest expense by $0.1 million for fiscal 2003. These amounts are determined by considering the impact of the hypothetical interest rates on our variable-rate long-term debt at September 27, 2003.

Market risk for fixed-rate long-term debt is estimated as the potential increase in fair value resulting from a hypothetical 25 basis points decrease in interest rates and amounts to approximately $5.5 million as of September 27, 2003, using discounted cash flow analysis.

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

In making these statements, we are not undertaking, and specifically decline to undertake, any obligation to address or update each or any factor in future filings or communications regarding our business or results, and we are not undertaking to address how any of these factors may have caused changes in information contained in previous filings or communications. Though we have attempted to list comprehensively these important cautionary risk factors, we wish to caution investors and others that other factors may in the future prove to be important in affecting our business or results of operations.

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

Our ability to make payments on and to refinance our indebtedness will depend on our ability to generate cash in the future, which is dependent on various factors. These factors include the commodity prices of feed ingredients, chicken and turkey and general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

Additional Borrowings Available. Despite our substantial indebtedness, we are not prohibited from incurring additional indebtedness in the future. If additional debt is added to our current debt levels, the related risks that we now face could intensify.

Contamination of Products. If our poultry products become contaminated, we may be subject to product liability claims and product recalls.

Poultry products may be subject to contamination by disease producing organisms, or pathogens, such as Listeria monocytogenes, Salmonella and generic E.coli. These pathogens are generally found in the environment, and, as a result, there is a risk that they, as a result of food processing, could be present in our processed poultry products. These pathogens can also be introduced as a result of improper handling at the further processing, foodservice or consumer level. These risks may be controlled, but may not be eliminated, by adherence to good manufacturing practices and finished product testing. We have little, if any, control over proper handling once the product has been shipped. Illness and death may result if the pathogens are not eliminated at the further processing, foodservice or consumer level. Even an inadvertent shipment of contaminated products is a violation of law and may lead to increased risk of exposure to product liability claims, product recalls and increased scrutiny by federal and state regulatory agencies and may have a material adverse effect on our business, reputation and prospects.

In October 2002, one product sample produced in our Franconia, Pennsylvania facility that had not been shipped to customers tested positive for Listeria. We later received information from the USDA suggesting that environmental samples taken at the facility had tested positive for both the strain of Listeria identified in the product and a strain having characteristics similar to those of the strain identified in a Northeastern Listeria outbreak. As a result, we voluntarily recalled all cooked deli products produced at the plant from May 1, 2002 through October 11, 2002. No illnesses associated with the Listeria strain in a Northeastern outbreak have been linked to any of our products and no products of the Company have tested positive for the outbreak strain. We carried insurance designed to cover the direct recall related expenses and certain aspects of the related business interruption caused by the recall, and subject to the insurer’s reservation of rights, we received a $4.0 million advance payment on December 5, 2002 from our insurer with respect to the product recall claim. As of September 27, 2003, we have recorded $22.5 million, net of the deductible amount of $0.5 million and the $4.0 million advance payment from our insurer, in recall related expenses as a component of “Current Assets—Trade accounts and other receivables,” which we believe to be due from our insurance carriers. We estimate that the sales at the Franconia, Pennsylvania plant were negatively affected by approximately $82.0 million and operating margins were negatively affected by approximately $65.0 – $70.0 million during fiscal 2003. As a result of these losses, the Company’s claim for business interruption and certain product re-establishment costs will amount to approximately $71.0 million for the period from the date of the recall through October 11, 2003, the 1-year anniversary of the recall and the insurance policy time limitation period for business interruption loss recovery. Aggregating the direct recall expense claim noted above with the anticipated business interruption and product re-establishment costs, our total claim is expected to be approximately $100 million; although, our policy limit is $50 million, $4 million of which has been received as of September 27, 2003 and $22.5 million of which has been recorded as a receivable from our insurance carriers. Therefore, the continuing effects of the recall on our business after September 27, 2003 will not be covered by insurance. This impact is estimated to continue until the sales of prepared foods turkey products from our Franconia, Pennsylvania plant have been reestablished in the market to pre-recall levels which we currently project to be in the second half of fiscal 2004. In July 2003, the Company took steps to reduce its turkey production levels by approximately 15%, which begins to take effect early fiscal 2004, in an effort to mitigate future losses. After the effect of the reductions in the turkey production discussed above, we estimate that the continuing effect of the recall will have a negative impact on our business of $20.0 to $25.0 million during the first six-months of fiscal 2004.

Livestock and Poultry Disease. Outbreaks of livestock diseases in general and poultry disease in particular, can significantly restrict our ability to conduct our operations.

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

An outbreak of low-pathogenic avian influenza, a disease contagious to turkey, chicken and other birds, had a material adverse effect on our fiscal 2002 and the first six months of fiscal 2003 operating results. There can be no assurance that any future poultry disease outbreaks will not have a material adverse effect on our ability to market our products successfully or on our business, reputation, prospects, financial condition and results of operations. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Product Liability. Product liability claims or product recalls can adversely affect our business reputation and expose us to increased scrutiny by federal and state regulators.

The packaging, marketing and distribution of food products entail an inherent risk of product liability and product recall and the resultant adverse publicity. We may be subject to significant liability if the consumption of any of our products causes injury, illness or death. We could be required to recall certain of our products in the event of contamination or damage to the products. In addition to the risks of product liability or product recall due to deficiencies caused by our production or processing operations, we may encounter the same risks if any third party tampers with our products. We cannot assure you that we will not be required to perform product recalls, or that product liability claims will not be asserted against us, in the future. Any claims that may be made may create adverse publicity that would have a material adverse effect on our ability to market our products successfully or on our business, reputation, prospects, financial condition and results of operations.

As described above under “Contamination of Products—If our poultry products become contaminated, we may be subject to product liability claims and product recalls,” we recently voluntarily recalled all cooked deli products produced at one of our facilities from May 1, 2002 through October 11, 2002. In connection with this recall, we were recently named as a defendant in four lawsuits brought by individuals alleging injuries resulting from contracting Listeria monocytogenes. See Item 3.“Legal Proceedings.” There can be no assurance that any litigation or reputational injury associated with this or any future product recalls will not have a material adverse effect on our ability to market our products successfully or on our business, reputation, prospects, financial condition and results of operations.

Insurance. We are exposed to risks relating to product liability, product recall, property damage and injuries to persons for which insurance coverage is expensive, limited and potentially inadequate.

Our business operations entail a number of risks, including risks relating to product liability claims, product recalls, property damage and injuries to persons. We currently maintain insurance with respect to certain of these risks, including product liability insurance, property insurance, workers compensation insurance and general liability insurance, but in many cases such insurance is expensive, difficult to obtain and no assurance can be given that such insurance can be maintained in the future on acceptable terms, or in sufficient amounts to protect us against losses due to any such events, or at all. Moreover, even though our insurance coverage may be designed to protect us from losses attributable to certain events, it may not adequately protect us from liability and expenses we incur in connection with such events. For example, we expect losses attributable to our October 2002 recall of cooked deli-products produced at one of our facilities to significantly exceed available insurance coverage. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Additionally, in the past one of our insurers encountered financial difficulties and was unable to fulfill its obligations under one of our insurance policies and one of our insurers contested coverage with respect to a claim forcing us to litigate the issue of coverage.

Although we have maintained product recall insurance in recent periods, in 2003 the availability of this type of insurance to the food industry has been limited and at times not available. On November 7, 2003, the Company bound such insurance coverage for certain recall related risks, although the deductible for such coverage has been increased to $10.0 million.

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

In Mexico, where product differentiation has traditionally been limited, product quality and price have been the most critical competitive factors. Additionally, the North American Free Trade Agreement, which went into effect on January 1, 1994, required annual reductions in tariffs for chicken and chicken products in order to eliminate those tariffs by January 1, 2003. On November 21, 2002, the Mexican Secretariat of the Economy announced that it would initiate an investigation to determine whether a temporary safeguard action was warranted to protect the domestic poultry industry when import tariffs on poultry were eliminated in January 2003. In July 2003, the United States and Mexico entered into a safeguard agreement with regard to imports into Mexico of chicken leg quarters from the United States. Under this agreement, a tariff rate for chicken leg quarters of 98.8% of the sales price was established. This tariff will be reduced on January 1, 2004 and each of the following four years in equal increments so that the final tariff rate at January 1, 2008 will be zero. As those tariffs are reduced, increased competition from chicken imported into Mexico from the United States may have a material adverse effect on the Mexican chicken industry in general, and on our Mexican operations in particular.

Integration of ConAgra Chicken Division. There can be no assurance that the acquisition of the ConAgra chicken division will be completed or, if completed, that our businesses can be combined successfully.

The pending acquisition of the ConAgra chicken division is subject to certain closing conditions, and there can be no assurance that these closing conditions will be satisfied or the acquisition completed. In evaluating the terms of our pending acquisition of the ConAgra chicken division, we analyzed the respective businesses of Pilgrim’s Pride and the ConAgra chicken division and made certain assumptions concerning their respective future operations. A principal assumption was that the acquisition will produce operating results better than those historically experienced or presently expected to be experienced in the future by us in the absence of the acquisition. There can be no assurance, however, that this assumption is correct or that the businesses of Pilgrim’s Pride and the ConAgra chicken division will be successfully integrated in a timely manner.

Synergies of ConAgra Chicken Division. We may not achieve cost savings and enhanced growth from the acquisition if we do not successfully integrate the ConAgra chicken division operation.

We entered into the purchase agreement related to the ConAgra chicken division acquisition with the expectation that the acquisition will result in beneficial synergies, such as cost savings and enhanced growth. Any success in realizing these benefits and the timing of this realization, if any, depend upon the successful integration of the operations of the ConAgra chicken division into Pilgrim’s Pride, and upon general and industry-specific economic factors. The integration of two independent companies is a complex, costly, and time-consuming process. The difficulties of combining the operations of the companies include, among others:

•	Transitioning and preserving the ConAgra chicken division’s customer, contractor, supplier and other important third party relationships;

•	Integrating corporate and administrative infrastructures;

•	Coordinating sales and marketing functions;

•	Minimizing the diversion of management’s attention from ongoing business concerns;

•	Coordinating geographically separate organizations; and

•	Retaining key employees.

Even if Pilgrim’s Pride and the ConAgra chicken division are able to integrate their operations and economic conditions remain stable, there can be no assurance that the anticipated synergies will be achieved.

Assumption of Unknown Liabilities. Liabilities of the ConAgra chicken division may harm our financial condition and operating results.

Because the ConAgra chicken division acquisition is structured as a stock purchase, we will assume all of the liabilities of the ConAgra chicken division, including liabilities that may be unknown. We negotiated and obtained from ConAgra Foods certain representations and warranties concerning contingent liabilities and other obligations of the entities holding the ConAgra chicken division assets to reduce the risk that we will bear such subsidiaries’ liability for unknown liabilities. ConAgra Foods also agreed to indemnify us for breaches of representations and warranties concerning the pre-closing operations of the ConAgra chicken division and for certain liabilities of the entities holding the ConAgra chicken division assets. Certain of ConAgra Foods’ indemnification obligations are generally subject to a $30 million deductible, and there may be circumstances in which ConAgra Foods’ indemnification obligations do not provide us protection from contingent or other obligations of the entities holding the ConAgra chicken division assets, or other pre-closing liabilities of the ConAgra chicken division. These obligations and liabilities could harm our financial condition and operating results.

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

Control of Voting Stock. Voting control over Pilgrim’s Pride is maintained by Lonnie “Bo” Pilgrim and Lonnie Ken Pilgrim.

Through a number of family trusts and limited partnerships, Lonnie “Bo” Pilgrim and his son Lonnie Ken Pilgrim presently have voting control of 62.2% of the voting power of our outstanding common stock and will continue to have voting control of our common stock following the completion of the ConAgra chicken division acquisition. They are, therefore, in a position to control the outcome of all actions requiring stockholder approval, including the election of directors. This ensures their ability to control the future direction and management of Pilgrim’s Pride. If Lonnie “Bo” Pilgrim and certain members of his family cease to own at least a majority of the voting power of the outstanding common stock, it will constitute an event of default under certain agreements relating to our indebtedness.

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

Beginning in fiscal 1998, we are generally required to include 1/20th of the amount in the suspense account, or approximately $4.5 million, in taxable income each year for the next 20 years. As of September 27, 2003, approximately $59.5 million remained to be included in our taxable income in future years. However, the full amount must be included in taxable income in any year that Pilgrim’s Pride ceases to be a “family corporation.” We will cease to be a “family corporation” if Lonnie “Bo” Pilgrim’s family ceases to own at least 50% of the total combined voting power of all classes of stock entitled to vote. If that occurs, we would be required to recognize the balance of the suspense account in taxable income.

Currently there exists no plan or intention on the part of Lonnie “Bo” Pilgrim’s family to transfer enough Pilgrim’s Pride stock so that we cease to qualify as a family corporation. However, this may happen, and the suspense account might be required to be included in our taxable income.

Deferred Taxes. Potential accrual of deferred taxes may affect our net income and cash flow.

We have not provided any deferred income taxes on the undistributed earnings of our Mexico subsidiaries based upon the determination that such earnings will be indefinitely reinvested. As of September 27, 2003, the cumulative undistributed earnings of these subsidiaries were approximately $195.5 million. If these earnings were not considered indefinitely reinvested, deferred U.S. and foreign income taxes would have been provided, after consideration of estimated foreign tax credits. However, determination of the amount of deferred federal and foreign income taxes is not practical.

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements together with the report of independent auditors, and financial statement schedule are included on pages 78 through 112 of this document. Financial statement schedules other than those included herein have been omitted because the required information is contained in the consolidated financial statements or related notes, or such information is not applicable.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

Item 9A.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Company’s management, including the Chairman and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on 10-K to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the SEC rules and forms.

In connection with the evaluation described above, the Company’s management, including the Chairman and Chief Financial Officer, identified no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 27, 2003, and that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART III

Item 10.	Directors and Executive Officers of Registrant

Certain information regarding our executive officers has been presented under “Executive Officers” included in Item 1. “Business,” above.

Reference is made to the section entitled “Election of Directors” of the Company’s Proxy Statement for its 2003 Annual Meeting of Stockholders, which section is incorporated herein by reference.

Reference is made to the section entitled “Compliance with Section 16(a) of the Exchange Act” of the Company’s Proxy Statement for its 2003 Annual Meeting of Stockholders, which section is incorporated herein by reference.

We have adopted a Code of Business Conduct and Ethics, which applies to all employees, including our Chief Executive Officer and our Chief Financial Officer and Principal Accounting Officer. The full text of our Code of Business Conduct and Ethics is published on our website, at www.pilgrimspride.com, under the “Investors-Code of Conduct” caption. We intend to disclose future amendments to, or waivers from, certain provisions of this Code on our website within five business days following the date of such amendment or waiver.

Item 11.	Executive Compensation

See Item 13. Certain Relationships and Related Transactions.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

See Item 13. Certain Relationships and Related Transactions.

As of September 27, 2003, the Company did not have any compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance by the Company.

Item 13.	Certain Relationships and Related Transactions

Additional information responsive to Items 10, 11, 12 and 13 is incorporated by reference from the sections entitled “Security Ownership,” “Board Committees,” “Election of Directors,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Certain Transactions” of the Company’s Proxy Statement for its 2003 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference from the section entitled “Principal Accountant Fees and Services” of the Company’s Proxy Statement for its 2003 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Financial Statements

(1)	The financial statements and schedules listed in the accompanying index to financial statements and schedules are filed as part of this report.

(2)	All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.

(3)	The financial statements schedule entitled “Valuation and Qualifying Accounts and Reserves” is filed as part of this report on page 104.

(b)	Reports on Form 8-K

(1)	The Company filed a Form 8-K on July 14, 2003, to furnish a press release announcing that it expects earnings for the third quarter of fiscal 2003 to be higher than its previously released guidance and securities analysts’ published estimates and the expiration of the Hart-Scott-Rodino waiting period for the proposed ConAgra chicken division acquisition.

(2)	The Company filed a Form 8-K on July 23, 2003, to furnish a press release announcing its results of operations for the third quarter of fiscal 2003 and to report certain supplemental historical financial information of the Company, including quarterly information regarding net sales by primary market line.

(3)	The Company filed a Form 8-K on July 30, 2003, to furnish a transcript of an earnings conference call discussing the results of operations for the third quarter of fiscal 2003.

(4)	The Company filed a Form 8-K on August 12, 2003, to file a Prospectus Supplement relating to an offering of senior unsecured notes, to file Amendment No. 1 to Stock Purchase Agreement dated August 11, 2003, between ConAgra Foods, Inc. and Pilgrim’s Pride Corporation and to file a Computation of Ratio of Earnings to Fixed Charges.

(5)	The Company filed a Form 8-K on August 14, 2003, to file an Underwriting Agreement, a Final Prospectus Supplement, and an opinion of Baker & McKenzie in connection with its offering of senior unsecured notes and to file a Computation of Ratio of Earnings to Fixed Charges.

(6)	The Company filed a Form 8-K on November 5, 2003, to furnish a press release announcing its results of operations for the fourth quarter of fiscal 2003.

(7)	The Company filed a Form 8-K on November 5, 2003, to furnish certain supplemental historical financial information, including quarterly information regarding net sales by primary market line, and its results of operations for the fourth quarter of fiscal 2003.

(8)	The Company filed a Form 8-K on November 6, 2003, to furnish a transcript of an earnings conference call discussing its results of operations for the fourth quarter of fiscal 2003 and for fiscal 2003 as a whole.

(9)	The Company filed a form 8-K on November 7, 2003, to file a press release announcing the pricing of a private offering of $100 million aggregate principal amount of 9.25% subordinated notes.

(c)	Exhibits

Exhibit Number

2.1	Agreement and Plan of Reorganization dated September 15, 1986, by and among Pilgrim’s Pride Corporation, a Texas corporation; Pilgrim’s Pride Corporation, a Delaware corporation; and Doris Pilgrim Julian, Aubrey Hal Pilgrim, Paulette Pilgrim Rolston, Evanne Pilgrim, Lonnie “Bo” Pilgrim, Lonnie Ken Pilgrim, Greta Pilgrim Owens and Patrick Wayne Pilgrim (incorporated by reference from Exhibit 2.1 to the Company’s Registration Statement on Form S-1 (No. 33-8805) effective November 14, 1986).

2.2	Agreement and Plan of Merger dated September 27, 2000 (incorporated by reference from Exhibit 2 of WLR Foods, Inc.’s Current Report on Form 8-K (No. 000-17060) dated September 28, 2000).

3.1	Certificate of Incorporation of the Company, as amended (incorporated by reference from Exhibit 3.1 of the Company’s Annual Report of Form 10-K filed on December 6, 2002).

3.2	Amended and Restated Corporate Bylaws of Pilgrim’s Pride Corporation, a Delaware Corporation, effective May 14, 1999 (incorporated by reference from Exhibit 3.2 of the Company’s Quarterly Report on Form 10-Q for the three months ended July 3, 1999).

4.1	Certificate of Incorporation of the Company, as amended (included as Exhibit 3.1).

4.2	Amended and Restated Corporate Bylaws of Pilgrim’s Pride Corporation, a Delaware Corporation, effective May 14, 1999 (included as Exhibit 3.2).

4.3	Indenture dated as of August 9, 2001 by and between Pilgrim’s Pride Corporation and The Chase Manhattan Bank relating to Pilgrim’s Pride’s 9 5/8% Senior Notes Due 2011 (incorporated by reference from Exhibit 4.1 of the Company’s Current Report on Form 8-K (No. 001-09273) dated August 9, 2001).

4.4	First Supplemental Indenture dated as of August 9, 2001 by and between Pilgrim’s Pride Corporation and The Chase Manhattan Bank relating to Pilgrim’s Pride’s 9 5/8% Senior Notes Due 2011 (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K (No. 001-09273) dated August 9, 2001).

4.5	Form of 9 5/8% Senior Note Due 2011 (incorporated by reference from Exhibit 4.3 of the Company’s Current Report on Form 8-K (No. 001-09273) dated August 9, 2001).

10.1†	(Pilgrim’s Industries, Inc. Profit Sharing Retirement Plan, restated as of July 1, 1987 (incorporated by reference from Exhibit 10.1 of the Company’s Form 8 filed on July 1, 1992).

10.2†	Bonus Plan of the Company (incorporated by reference from Exhibit 10.2 of the Company’s Registration Statement on Form S-1 (No. 33-8805) effective November 14, 1986).

10.3†	Employee Stock Investment Plan of the Company (incorporated by reference from Exhibit 4.1 of the Company’s Registration Statement on Form S-8 (No. 333-74984) effective December 12, 2001).

10.4	Aircraft Lease Extension Agreement between B.P. Leasing Co., (L.A. Pilgrim, Individually) and Pilgrim’s Pride Corporation (formerly Pilgrim’s Industries, Inc.) effective November 15, 1992 (incorporated by reference from Exhibit 10.48 of the Company’s Quarterly Report on Form 10-Q for the three months ended March 29, 1997).

10.5	Broiler Grower Contract dated May 6, 1997 between Pilgrim’s Pride Corporation and Lonnie “Bo” Pilgrim (Farm 30) (incorporated by reference from Exhibit 10.49 of the Company’s Quarterly Report on Form 10-Q for the three months ended March 29, 1997).

10.6	Commercial Egg Grower Contract dated May 7, 1997 between Pilgrim’s Pride Corporation and Pilgrim Poultry G.P. (incorporated by reference from Exhibit 10.50 of the Company’s Quarterly Report on Form 10-Q for the three months ended March 29, 1997).

10.7	Agreement dated October 15, 1996 between Pilgrim’s Pride Corporation and Pilgrim Poultry G.P. (incorporated by reference from Exhibit 10.23 of the Company’s Quarterly Report on Form 10-Q for the three months ended January 2, 1999).

10.8	Heavy Breeder Contract dated May 7, 1997 between Pilgrim’s Pride Corporation and Lonnie “Bo” Pilgrim (Farms 44, 45 & 46) (incorporated by reference from Exhibit 10.51 of the Company’s Quarterly Report on Form 10-Q for the three months ended March 29, 1997).

10.9	Broiler Grower Contract dated January 9, 1997 by and between Pilgrim’s Pride and O.B. Goolsby, Jr. (incorporated by reference from Exhibit 10.25 of the Company’s Registration Statement on Form S-1 (No. 333-29163) effective June 27, 1997).

10.10	Broiler Grower Contract dated January 15, 1997 by and between Pilgrim’s Pride Corporation and B.J.M. Farms (incorporated by reference from Exhibit 10.26 of the Company’s Registration Statement on Form S-1 (No. 333-29163) effective June 27, 1997).

10.11	Broiler Grower Agreement dated January 29, 1997 by and between Pilgrim’s Pride Corporation and Clifford E. Butler (incorporated by reference from Exhibit 10.27 of the Company’s Registration Statement on Form S-1 (No. 333-29163) effective June 27, 1997).

10.12	Receivables Purchase Agreement between Pilgrim’s Pride Funding Corporation, as Seller, Pilgrim’s Pride Corporation, as Servicer, Pooled Accounts Receivable Capital Corporation, as Purchaser, and Nesbitt Burns Securities Inc., as Agent (incorporated by reference from Exhibit 10.33 of the Company’s Quarterly Report on Form 10-Q for the three months ended June 27, 1998).

10.13	Purchase and Contribution Agreement dated as of June 26, 1998 between Pilgrim’s Pride Funding Corporation and Pilgrim’s Pride Corporation (incorporated by reference from Exhibit 10.34 of the Company’s Quarterly Report on Form 10-Q for the three months ended June 27, 1998).

10.14	Second Amended and Restated Secured Credit Agreement between Pilgrim’s Pride Corporation and Harris Trust and Savings Bank, individually and as agent, and the lenders from time to time parties thereto as lenders, dated November 5, 1999 (incorporated by reference from Exhibit 10.23 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 2, 1999).

10.15	Guaranty Fee Agreement between Pilgrim’s Pride Corporation and Pilgrim Interests, LTD., dated June 11, 1999 (incorporated by reference from Exhibit 10.24 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 2, 1999).

10.16	Heavy Breeder Contract dated October 27, 1999 between Pilgrim’s Pride Corporation and David Van Hoose (Timberlake Farms) (incorporated by reference from Exhibit 10.25 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 2, 1999).

10.17	First Amendment to the Second Amended and Restated Secured Credit Agreement between Pilgrim’s Pride Corporation and Harris Trust and Savings Bank, individually and as agent, and the lenders from time to time parties thereto as lenders, dated November 5, 1999 (incorporated by reference from Exhibit 10.27 of the Company’s Quarterly Report on Form 10-Q for the three months ended December 30, 2000).

10.18	Second Amendment to the Second Amended and Restated Secured Credit Agreement between Pilgrim’s Pride Corporation and Harris Trust and Savings Bank, individually and as agent, and the lenders from time to time parties thereto as lenders, dated November 5, 1999 (incorporated by reference from Exhibit 10.28 of the Company’s Quarterly Report on Form 10-Q for the three months ended December 30, 2000).

10.19	Second Amended and Restated Credit Agreement between Pilgrim’s Pride Corporation and CoBank, ACB, individually and as agent and the lenders from time to time parties hereto as lenders, dated November 16, 2000 (incorporated by reference from Exhibit 10.29 of the Company’s Quarterly Report on Form 10-Q for the three months ended December 30, 2000).

10.20	Commercial Property Lease dated December 29, 2000 between Pilgrim’s Pride Corporation and Pilgrim Poultry G.P. (incorporated by reference from Exhibit 10.30 of the Company’s Quarterly Report on Form 10-Q for the three months ended December 30, 2000).

10.21	Revolving Credit Agreement, made as of September 7, 2001 by and between Grupo Pilgrim’s Pride Funding S. de R.L. de C.V., Comerica Bank, and Comerica Bank Mexico, S.A., Institucion de Banca Multiple (incorporated by reference from Exhibit 10.27 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2001).

10.22	Third Amendment to Second Amended and Restated Secured Credit Agreement dated as of November 5, 1999, as amended, between Pilgrim’s Pride Corporation and Harris Trust and Savings Bank, individually and as agent, and the lenders from time to time parties thereto as lenders, dated as of September 26, 2001 (incorporated by reference from Exhibit 10.28 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2001).

10.23	Promissory note dated January 4, 2002 signed by David Van Hoose in favor of Pilgrim’s Pride Corporation (incorporated by reference from Exhibit 10.29 of the Company’s Quarterly Report on Form 10-Q for the three months ended March 30, 2002).

10.24	Promissory note dated January 4, 2002 signed by Clifford E. Butler in favor of Pilgrim’s Pride Corporation (incorporated by reference from Exhibit 10.30 of the Company’s Quarterly Report on Form 10-Q for the three months ended March 30, 2002).

10.25	Promissory note dated January 4, 2002 signed by Richard A. Cogdill in favor of Pilgrim’s Pride Corporation (incorporated by reference from Exhibit 10.31 of the Company’s Quarterly Report on Form 10-Q for the three months ended March 30, 2002).

10.26	Promissory note dated January 4, 2002 signed by Robert L. Hendrix in favor of Pilgrim’s Pride Corporation (incorporated by reference from Exhibit 10.32 of the Company’s Quarterly Report on Form 10-Q for the three months ended March 30, 2002).

10.27	Promissory note dated January 4, 2002 signed by Mike Murray in favor of Pilgrim’s Pride Corporation (incorporated by reference from Exhibit 10.33 of the Company’s Quarterly Report on Form 10-Q for the three months ended March 30, 2002).

10.28	Promissory note dated January 4, 2002 signed by O.B. Goolsby, Jr. in favor of Pilgrim’s Pride Corporation (incorporated by reference from Exhibit 10.34 of the Company’s Quarterly Report on Form 10-Q for the three months ended March 30, 2002).

10.29	Promissory note dated January 4, 2002 signed by Lonnie Ken Pilgrim in favor of Pilgrim’s Pride Corporation (incorporated by reference from Exhibit 10.35 of the Company’s Quarterly Report on Form 10-Q for the three months ended March 30, 2002).

10.30	First Amendment to Amended and Restated Credit Agreement made as of December 14, 2001 by and among the Company, CoBank, ACB, individually and as agent for the benefit of the present and future lenders, Farm Credit Services of America, FLCA, individually and as a co-arranger, and the lenders parties thereto individually (incorporated by reference from Exhibit 10.36 of the Company’s Quarterly Report on Form 10-Q for the three months ended June 29, 2002).

10.31	Second Amendment to Amended and Restated Credit Agreement made as of June 17, 2002 by and among the Company, CoBank, ACB, individually and as agent for the benefit of the present and future lenders, Farm Credit Services of America, FLCA, individually and as co-arranger, and the lenders parties thereto individually (incorporated by reference from Exhibit 10.37 of the Company’s Quarterly Report on Form 10-Q for the three months ended June 29, 2002).

10.32	Amendment No. 1 dated as of July 12, 2002 to Receivables Purchase Agreement dated as of June 26, 1998 among Pilgrim’s Pride Funding Corporation, the Company, Fairway Finance Corporation (as successor in interest to Pooled Accounts Receivable Capital Corporation) and BMO Nesbitt Burns Corp. (f/k/a Nesbitt Burns Securities Inc.). (incorporated by reference from Exhibit 10.32 of the Company’s Annual Report on Form 10-K filed on December 6, 2002).

10.33	Third Amended and Restated Note Purchase Agreement dated as of August 30, 2002 between the Company and John Hancock Life Insurance Company (formerly known as John Hancock Mutual Life Insurance Company) (incorporated by reference from Exhibit 10.33 of the Company’s Annual Report on Form 10-K filed on December 6, 2002).

10.34	Retirement agreement dated November 11, 2002 between Pilgrim’s Pride Corporation and David Van Hoose (incorporated by reference from Exhibit 10.34 of the Company’s Annual Report on Form 10-K filed on December 6, 2002).

10.35	Third Amendment to Amended and Restated Credit Agreement made as of October 17, 2002 by and among the Company, CoBank, ACB, individually and as agent for the benefit of the present and future lenders, Farm Credit Services of America, FLCA, individually and as co-arranger, and the lenders parties thereto individually (incorporated by reference from Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q/A filed August 12, 2003).

10.36	Amendment No. 3 dated as of July 18, 2003 to Receivables Purchase Agreement dated as of June 26, 1998 between Pilgrim’s Pride Funding Corporation (“Seller”),

Pilgrim’s Pride Corporation as initial Servicer, Fairway Finance Corporation (as successor in interest to Pooled Accounts Receivable Capital Corporation) (“Purchaser”) and Harris Nesbitt Corporation as agent for the purchaser (incorporated by reference from Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed July 23, 2003).

10.37	Stock Purchase Agreement dated June 7, 2003 by and between Pilgrim’s Pride Corporation and ConAgra Foods, Inc. (the “Stock Purchase Agreement”) (incorporated by reference from Exhibit 99.2 of the Company’s Current Report on Form 8-K dated June 7, 2003).

10.38	Exhibit 1.1(a) to the Stock Purchase Agreement – Applicable Accounting Principles (incorporated by reference from Exhibit 99.3 of the Company’s Current Report on Form 8-K dated June 7, 2003).

10.39	Exhibit 1.1(b) to the Stock Purchase Agreement – Business Facilities (incorporated by reference from Exhibit 99.4 of the Company’s Current Report on Form 8-K dated June 7, 2003).

10.40	Exhibit 1.1(c) to the Stock Purchase Agreement – ConAgra Supply Agreement (incorporated by reference from Exhibit 99.5 of the Company’s Current Report on Form 8-K dated June 7, 2003).

10.41	Exhibit 1.1(d) to the Stock Purchase Agreement – Environmental License Agreement (incorporated by reference from Exhibit 99.6 of the Company’s Current Report on Form 8-K dated June 7, 2003).

10.42	Exhibit 1.1(f) to the Stock Purchase Agreement – Molinos Supply Agreement (incorporated by reference from Exhibit 99.7 of the Company’s Current Report on Form 8-K dated June 7, 2003).

10.43	Exhibit 1.1(g) to the Stock Purchase Agreement – Montgomery Supply Agreement (incorporated by reference from Exhibit 99.8 of the Company’s Current Report on Form 8-K dated June 7, 2003).

10.44	Exhibit 1.1(i) to the Stock Purchase Agreement – Registration Rights Agreements (incorporated by reference from Exhibit 99.9 of the Company’s Current Report on Form 8-K dated June 7, 2003).

10.45	Exhibit 1.1(k) to the Stock Purchase Agreement – Subordinated Promissory Note (incorporated by reference from Exhibit 99.10 of the Company’s Current Report on Form 8-K dated June 7, 2003).

10.46	Exhibit 1.1(m) to the Stock Purchase Agreement – Transition Trademark License Agreement (incorporated by reference from Exhibit 99.11 of the Company’s Current Report on Form 8-K dated June 7, 2003).

10.47	Exhibit 1.1(n) to the Stock Purchase Agreement – Voting Agreement (incorporated by reference from Exhibit 99.12 of the Company’s Current Report on Form 8-K dated June 7, 2003).

10.48	Exhibit 9.2.1 to the Stock Purchase Agreement – Amendment to Buyer’s Certificate of Incorporation (incorporated by reference from Exhibit 99.13 of the Company’s Current Report on Form 8-K dated June 7, 2003).

10.49	Exhibit 9.4.3 to the Stock Purchase Agreement – Retained Assets (incorporated by reference from Exhibit 99.14 of the Company’s Current Report on Form 8-K dated June 7, 2003).

10.50	Amendment No. 1 to Stock Purchase Agreement dated August 11, 2003, between ConAgra Food, Inc. and Pilgrim’s Pride Corporation (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-k dated August 12, 2003).

10.51	Amendment No. 2 to Stock Purchase Agreement dated August 20, 2003, between ConAgra Foods, Inc. and Pilgrim’s Pride Corporation (incorporated by reference from Annex F of the Company’s Preliminary Proxy Statement filed October 6, 2003).

10.52	Agricultural Lease between Pilgrim’s Pride Corporation (Lessor) and Patrick W. Pilgrim (Tenant) dated May 1, 2003 (incorporated by reference from Exhibit 10.15 of the Company’s Quarterly Report on Form 10-Q filed July 23, 2003).

10.53	First Amendment to the Revolving Credit Agreement made as of September 7, 2001 by and between Grupo Pilgrim’s Pride Funding S. de R.L. de C.V., Comerica Bank Mexico, S.A., Institucion de Banca Multiple dated as of June 28, 2002 (incorporated by reference from Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q/A filed August 12, 2003).

10.54	Second Amendment to the Revolving Credit Agreement made as of September 7, 2001 by and between Grupo Pilgrim’s Pride Funding S. de R.L. de C.V., Comerica Bank Mexico, S.A., Institucion de Banca Multiple dated as of September 10, 2002 (incorporated by reference from Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q/A filed August 12, 2003).

10.55	Third Amendment to the Revolving Credit Agreement made as of September 7, 2001 by and between Grupo Pilgrim’s Pride Funding S. de R.L. de C.V., Comerica Bank Mexico, S.A., Institucion de Banca Multiple dated as of December 13, 2002 (incorporated by reference from Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q/A filed August 12, 2003).

12	Ratio of Earnings to Fixed Charges for the years ended September 27, 2003, September 28, 2002, September 29, 2001, September 30, 2000 and October 2, 1999.*

14	Pilgrim’s Pride Corporation’s Code of Business Conduct and Ethics.*

21	Subsidiaries of Registrant.*

23	Consent of Ernst & Young LLP.*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer of Pilgrim’s Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer of Pilgrim’s Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith
†	Represents a management contract or compensation plan arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 17th day of November 2003.

PILGRIM’S PRIDE CORPORATION

By:	/s/ RICHARD A. COGDILL

Richard A. Cogdill Chief Financial Officer Secretary and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ LONNIE “BO” PILGRIM Lonnie “Bo” Pilgrim	Chairman of the Board (Principal Executive Officer)	11/17/2003

/s/ CLIFFORD E. BUTLER Clifford E. Butler	Vice Chairman of the Board	11/17/2003

/s/ O.B. GOOLSBY O.B. Goolsby	President Chief Operating Officer Director	11/17/2003

/s/ RICHARD A. COGDILL Richard A. Cogdill	Executive Vice President Chief Financial Officer Secretary and Treasurer Director (Principal Financial and Accounting Officer)	11/17/2003

Signature	Title	Date

/s/ LONNIE KEN PILGRIM Lonnie Ken Pilgrim	Senior Vice President Director of Transportation Director	11/17/2003

/s/ CHARLES L. BLACK Charles L. Black	Director	11/17/2003

/s/ S. KEY COKER S. Key Coker	Director	11/17/2003

/s/ VANCE C. MILLER Vance C. Miller	Director	11/17/2003

/s/ JAMES J. VETTER, JR. James J. Vetter, Jr.	Director	11/17/2003

/s/ DONALD L. WASS, PH.D. Donald L. Wass, Ph.D.	Director	11/17/2003

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Pilgrim’s Pride Corporation

We have audited the accompanying consolidated balance sheets of Pilgrim’s Pride Corporation and subsidiaries as of September 27, 2003 and September 28, 2002, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended September 27, 2003. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pilgrim’s Pride Corporation as of September 27, 2003 and September 28, 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 27, 2003, in conformance with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements, taken as a whole, presents fairly in all material respects the information set forth therein.

Ernst & Young LLP

Dallas, Texas

November 4, 2003

Consolidated Balance Sheets

Pilgrim’s Pride Corporation

(In thousands, except share and per share data)	September 27, 2003	September 28, 2002
Assets
Current Assets :
Cash and cash equivalents	$16,606	$14,913
Trade accounts and other receivables, less allowance for doubtful accounts	127,020	85,347
Inventories	340,881	326,792
Other current assets	6,201	16,866

Total Current Assets	490,708	443,918
Other Assets	31,302	21,940
Property, Plant and Equipment:
Land	38,708	38,718
Buildings, machinery and equipment	1,085,281	1,039,581
Autos and trucks	55,239	54,609
Construction-in-progress	21,209	30,433

	1,200,437	1,163,341
Less accumulated depreciation	464,963	401,309

	735,474	762,032

	$1,257,484	$1,227,890

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$159,164	$163,892
Accrued expenses	107,503	84,618
Current deferred income taxes	10,242	12,888
Current maturities of long-term debt	2,680	3,483

Total Current Liabilities	279,589	264,881

Long-Term Debt, Less Current Maturities	415,965	450,161
Deferred Income Taxes	113,988	116,911
Minority Interest in Subsidiary	1,246	1,613
Commitments and Contingencies	—	—

Stockholders’ Equity:
Preferred stock, $.01 par value, authorized 5,000,000 shares; none issued	—	—
Common stock – Class A, $.01 par value, authorized 100,000,000 shares; and 13,523,429 shares issued and outstanding in 2003 and 2002, respectively;	138	138
Common stock – Class B, $.01 par value, authorized 60,000,000 shares; 27,589,250 issued and outstanding in 2003 and 2002	276	276
Additional paid-in capital	79,625	79,625
Retained earnings	368,195	314,626
Accumulated other comprehensive income	30	1,227
Less treasury stock, 271,100 shares	(1,568)	(1,568)

Total Stockholders’ Equity	446,696	394,324

	$1,257,484	$1,227,890

See Notes to Consolidated Financial Statements

Consolidated Statements of Income

Pilgrim’s Pride Corporation

(In thousands, except per share data)	Three Years Ended September 27, 2003
	2003	2002	2001
Net Sales	$2,619,345	$2,533,718	$2,214,712
Cost and Expenses:
Cost of sales	2,465,341	2,369,309	2,000,762
Non-recurring recoveries	(46,479)	(756)	—
Selling, general and administrative	136,870	135,261	119,408

	2,555,732	2,503,814	2,120,170

Operating Income	63,613	29,904	94,542

Other Expenses (Income):
Interest expense, net	37,981	32,003	30,775
Foreign exchange (gain) loss	(359)	1,463	122
Miscellaneous, net	(37,244)	(5,472)	1,784

	378	27,994	32,681

Income Before Income Taxes	63,235	1,910	61,861
Income Tax Expense (Benefit)	7,199	(12,425)	20,724

Net Income	$56,036	$14,335	$41,137

Net Income per Common Share-Basic and Diluted	$1.36	$0.35	$1.00

See Notes to Consolidated Financial Statements

Consolidated Statements of Stockholders’ Equity

Pilgrim’s Pride Corporation

( In thousands, except share data)

	Shares of Common Stock		Total Par Value	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
	Class A	Class B
Balance at September 30, 2000	13,523,429	27,589,250	$414	$79,625	$264,088	—	($1,568)	$342,559
Net income for year					41,137			41,137
Other comprehensive income (loss):
Losses on commodity hedging						(994)		(994)
Hedging losses reclassified as earnings						697		697

Total comprehensive income								40,840
Cash dividends declared ($.06 per share)					(2,467)			(2,467)

Balance at September 29, 2001	13,523,429	27,589,250	$414	$79,625	$302,758	($297)	($1,568)	$380,932
Net income for year					14,335			14,335
Other comprehensive income
Gains on commodity hedging						81		81
Hedging gains reclassified as earnings						1,443		1,443

Total comprehensive income								15,858
Cash dividends declared ($.06 per share)					(2,467)			(2,467)

Balance at September 28, 2002	13,523,429	27,589,250	$414	$79,625	$314,626	$1,227	($1,568)	$394,324
Net income for year					56,036			56,036
Other comprehensive income (loss)
Losses on commodity hedging						(34)		(34)
Hedging losses reclassified into earnings						(1,163)		(1,163)

Total comprehensive income								54,839
Cash dividends declared ($.06 per share)					(2,467)			(2,467)

Balance at September 27, 2003	13,523,429	27,589,250	$414	$79,625	$368,195	$30	($1,568)	$446,696

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

Pilgrim’s Pride Corporation

(In thousands)	Three Years Ended September 27, 2003
	2003	2002	2001
Cash Flows From Operating Activities:
Net income	$56,036	$14,335	$41,137
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	74,187	70,973	55,390
Loss (gain) on property disposals	572	(149)	301
Deferred income taxes	(5,569)	(1,811)	12,737
Loss on early extinguishment of debt	—	—	1,434
Changes in operating assets and liabilities:
Accounts and other receivables	(41,673)	9,675	10,445
Inventories	(14,089)	(12,392)	(26,952)
Other current assets	10,665	(3,932)	(4,494)
Accounts payable and accrued expenses	18,157	18,587	(1,030)
Other	606	2,827	(1,135)

Cash Provided by Operating Activities	98,892	98,113	87,833
Investing Activities:
Acquisitions of property, plant and equipment	(53,574)	(80,388)	(112,632)
Deferred acquisition cost/business acquisition	(4,499)	—	(239,539)
Proceeds from property disposals	1,779	1,426	2,472
Other, net	(635)	(2,867)	8,101

Cash Used in Investing Activities	(56,929)	(81,829)	(341,598)
Financing Activities:
Borrowing for acquisition	—	—	285,070
Repayment on WLR Foods debt	—	—	(45,531)
Proceeds from notes payable to banks	278,000	214,500	136,000
Repayments on notes payable to banks	(278,000)	(214,500)	(136,000)
Proceeds from long-term debt	108,133	182,950	425,423
Payments on long-term debt	(143,133)	(201,646)	(408,316)
Financing Costs	(2,300)	(630)	(7,530)
Cash dividends paid	(2,467)	(2,467)	(2,467)

Cash Provided By (Used In) Financing Activities	(39,767)	(21,793)	246,649
Effect of exchange rate changes on cash and cash equivalents	(503)	(494)	(28)

Increase (decrease) in cash and cash equivalents	1,693	(6,003)	(7,144)
Cash and cash equivalents at beginning of year	14,913	20,916	28,060

Cash and Cash Equivalents at End of Year	$16,606	$14,913	$20,916

Supplemental Disclosure Information:
Cash paid during the year for:
Interest (net of amount capitalized)	$37,936	$35,234	$26,948
Income taxes (refunded) paid	($14,867)	($4,839)	$7,255

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company reports on the basis of a 52/53-week fiscal year, which ends on the Saturday closest to September 30. As a result, 2003, 2002 and 2001 each had 52 weeks.

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

Reclassification

The Company has adopted Statement of Accounting Standards No. 145 (SFAS 145); “Rescission of FASB Statements No. 4, 44, 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The provisions of SFAS 145 require that any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods be reclassified and no longer presented as an extraordinary item. As a result, the Company has reclassified the loss on debt extinguishment of $1,434,000 in fiscal 2001 to miscellaneous, net.

Revenue Recognition

Revenue is recognized upon shipment and transfer of ownership of the product to the customer and is recorded net, estimated incentive offerings including special pricing agreements, promotions and other volume-based incentives. Revisions to these estimates are charged to income in the period in which the facts that give rise to the revision become known.

Allowance for Doubtful Accounts

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

Inventories

Live poultry inventories are stated at the lower of cost or market and breeder hens at the lower of cost, less accumulated amortization, or market. The costs associated with breeder hens are accumulated up to the production stage and amortized over the productive lives using the unit-of-production method. Finished poultry products, feed, eggs and other inventories are stated at the lower of cost (first-in, first-out method) or market. We record valuations and adjustments for our inventory and for estimated obsolescence at or equal to the difference between the cost of inventory and the estimated market value based upon known conditions affecting the inventories obsolescence, including significantly aged products, discontinued product lines, or damaged or obsolete products. We allocate meat costs between our various finished poultry products based on a by-product costing technique that reduces the cost of the whole bird by estimated yields and amounts to be recovered for certain by-product parts, primarily including leg quarters, wings, tenders and offal, which are carried in inventory at the estimated recovery amounts, with the remaining amount being reflected as our breast meat cost. As a result, our lower of cost or market evaluation is done on a pool basis. If actual market conditions are less favorable than those projected by management, additional inventory adjustments may be required.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of these assets. Depreciation expense was $72.7 million, $69.6 million, and $54.4 million in 2003, 2002, and 2001, respectively. Estimated useful lives for building, machinery and equipment are 5 years to 33 years and for automobiles and trucks is 3 years to 5 years.

In fiscal 2003, the Company adopted the Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (SFAS 144). As a result, the Company records impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. The impairment charge is determined based upon the amount the net book value of the assets exceeds their fair market value. In making these determinations, the Company utilizes certain assumptions, including, but not limited to: (i) future cash flows estimates expected to be generated by these assets, which are based on additional assumptions such as asset utilization, length of service the asset will be used in the Company’s operations and estimated salvage values and (ii) estimated fair market value of the assets. The adoption of SFAS 144 did not significantly effect the consolidated financial statements.

Contingent Liabilities

The Company is subject to lawsuits, investigations and other claims related to wage and hour/labor, securities, environmental, product and other matters, and is required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made after considerable analysis of each individual issue. These reserves may change in the future due to changes in the Company’s assumptions, the effectiveness of strategies, or other factors beyond the Company’s control.

Accrued Self Insurance

Insurance expense for casualty claims and employee-related health care benefits are estimated using historical experience and actuarial estimates. Stop-loss coverage is maintained with third party insurers to limit the Company’s total exposure. Certain categories of claim liabilities are actuarially determined. The assumption used to arrive at periodic expenses is reviewed regularly by management. However, actual expenses could differ from these estimates and could result in adjustments to be recognized.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires that deferred tax assets and liabilities be recognized for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Taxes are provided for international subsidiaries based on the assumption that these earnings are indefinitely reinvested in foreign subsidiaries and as such deferred taxes are not provided for in U.S. income taxes that would be required in the event of distribution of these earnings. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. We review the recoverability of any tax assets recorded on the balance sheet, primarily operating loss carryforwards, based on both historical and anticipated earnings levels of the individual operations and provide a valuation allowance when it is more likely than not that amounts will not be recovered.

Accumulated Other Comprehensive Income

Statement of Accounting Standards No. 133; Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), was adopted on October 1, 2000. No transitional impact resulted from the adoption of SFAS 133. The Company recognizes all derivatives on the balance sheet at fair value. Derivatives that are not hedges are adjusted to fair value through income. If the derivative is a hedge, changes in the fair value of derivatives are offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. No significant ineffectiveness was recognized in 2003. The Company evaluates the effectiveness of the risk reduction and correlation criteria based on forecasted future purchases (primarily corn and soybean) and continues to evaluate the effectiveness of the hedge until the transaction is closed.

As of September 27, 2003 and September 28, 2002, accumulated other comprehensive income consisted exclusively of mark-to-market adjustments on commodity future contracts. Accumulated other comprehensive income for the year ended September 27, 2003, September 28, 2002, September 29, 2001 was net of the related tax expense (benefit) of approximately $0 million, $0.7 million and $(0.1) million.

Net Income per Common Share

Net income per share is based on the weighted average number of shares of common stock outstanding during the year. The weighted average number of shares outstanding (basic and diluted) included herein were 41,112,679 in 2003, 2002 and 2001.

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

NOTE B – SIGNIFICANT EVENTS

We have agreed to acquire the ConAgra chicken division through the purchase from ConAgra Foods of all of the issued and outstanding capital stock of four wholly-owned subsidiaries of ConAgra Foods in accordance with a stock purchase agreement dated June 7, 2003, as amended. The acquisition is subject to customary closing conditions, including stockholder approval of the issuance of our common stock to ConAgra Foods. The transaction is expected to close in the fourth calendar quarter of 2003. The consideration payable to ConAgra Foods under the stock purchase agreement is currently expected to consist of approximately $289.1 million in cash to be funded by various sources described below and the issuance of approximately 25.4 million shares of our common stock. The actual dollar amount and number of shares of common stock will be determined by reference to the final adjusted net book value of the ConAgra chicken division on the closing date and the adjusted volume weighted average trading price of our common stock for the period from June 10, 2003 through the fifth trading day prior to the closing date. “Final adjusted net book value” means the combined consolidated stockholders equity of the ConAgra chicken division on the closing date minus approximately $90 million. If the final adjusted net book value was $525.6 million (which was the approximate adjusted net book value of the ConAgra chicken division at August 24, 2003) and the adjusted volume weighted average trading price of our common stock was $9.3267 per share (which was the adjusted volume weighted average trading price of our common stock from June 10, 2003 through October 24, 2003), the stock portion of the purchase price would consist of approximately 25.4 million shares of our common stock. The remainder of the purchase price, approximately $289.1 million, would be payable in cash funded as described below. The acquisition would be recorded in our financial statements at approximately $615.4 million plus transaction costs based on the stock component of the purchase price being valued at $12.87 per share (which was the price of our Class A common stock on October 24, 2003). Accordingly, changes in the final adjusted net book value of the ConAgra chicken division, changes in the adjusted volume weighted average trading price of our common stock and changes in the price of our common stock prior to closing will change the amount of cash and stock payable to ConAgra Foods and the purchase price of the ConAgra chicken division for purposes of our financial statements.

The cash portion of the ConAgra stock purchase price is currently estimated at $289.1, which is expected to be funded as follows:

•	The net proceeds received from the sale at 103.5% of par of $100 million principal amount of our 9 5/8% senior unsecured notes due 2011, which took place on August 18, 2003. Pending completion of the ConAgra chicken division acquisition, at September 27, 2003, these proceeds have been used to pay down borrowings under our revolving/term credit facility. At closing, these amounts will be re-borrowed from our revolving/term facility.

•	$100 million of secured notes to be sold to an insurance company, $80 million of which is expected to be due in ten years and $20 million of which is expected to be due in seven years. Each will bear interest at approximately LIBOR plus a spread equal to 2.60% less the five year swap spread. A commitment to purchase these notes has been received from our lenders.

•	The net proceeds from the sale of $100 million principal amount of our 9.25% senior subordinated notes due 2013. On November 6, 2003, the Company and PPC Escrow Corp., a wholly owned unrestricted subsidiary of the Company, entered into an agreement to sell $100.0 million of our senior subordinated notes with an interest rate of 9.25% maturing on November 15, 2013 and otherwise having terms substantially similar to the 10.50% senior subordinated notes due 2011 issueable to ConAgra to fund a portion of the purchase price for the acquisition of the ConAgra chicken division if we were not to exercise our option to pay that portion of the purchase price in cash. This offering is scheduled to close on November 21, 2003. The notes will be issued by PPC Escrow Corp., an unrestricted subsidiary of Pilgrim’s Pride formed for purposes of the offering, which will merge with and into Pilgrim’s Pride concurrently with the closing of the acquisition of the ConAgra chicken division. Pending closing of this acquisition, the proceeds of this offering will be held in escrow. In the event the ConAgra chicken division acquisition is not completed by December 31, 2003 or the acquisition is otherwise terminated prior thereto, the senior subordinated notes will be redeemed at par plus accrued but unpaid interest pursuant to a special mandatory redemption.

The ConAgra agreement provides for up to $195 million of the acquisition to be funded by the issuance of 10.5% subordinated senior notes to ConAgra. However, the issuance of 9 5/8% senior notes at 103.5% of par and anticipated issuance of 9.25% senior subordinated notes are expected to eliminate all of the funding that was to be provided by issuing notes to ConAgra. The agreement further provides for ConAgra to receive Class A shares of our common stock as consideration for the stock portion of the purchase price. However, subject to shareholder approval, the Company plans to undertake a reclassification of its Class A and Class B common stock to shares of a new common stock, which will be substituted for the Class A stock originally intended on being issued to ConAgra. See Note G to the Consolidated Financial Statements.

Non-recurring recoveries, which is a component of gross profit and operating income, include (1) reimbursements received from the U.S. Federal Government under a relief plan related to the avian influenza outbreak in Virginia on March 12, 2002 in the amount of $26.6 million in fiscal 2003 and (2) proceeds received from litigation initiated by the Company in antitrust lawsuits alleging a world-wide conspiracy to control production capacity and raise prices of vitamins and methionine. Proceeds received by the Company as successor to WLR Foods are recorded as Other Expense (Income); Miscellaneous, net.

The following table presents the impact of avian influenza federal compensation and the vitamin and the methionine litigation settlements on Non-recurring recoveries and Miscellaneous, net (in millions):

	Fiscal Year Ended September 27, 2003			Fiscal Year Ended September 28, 2002
	Non- Recurring	Miscellaneous Net	Total	Non- Recurring	Miscellaneous Net	Total
Avian Influenza	$26.6	$—	$26.6	$—	$—	$—
Vitamin	1.6	23.5	25.1	0.8	4.3	5.1
Methionine	18.3	12.5	30.8	—	—	—

Total	$46.5	$36.0	$82.5	$0.8	$4.3	$5.1

On January 27, 2001, we acquired WLR Foods, Inc. for $239.5 million and the assumption of $45.5 million of indebtedness. WLR operations have been included since the acquisition on January 27, 2001.

NOTE C – ACCOUNTS RECEIVABLE

The Company does not believe it has significant concentrations of credit risk in its accounts receivable, which are generally unsecured. Credit evaluations are performed on all significant customers and updated as circumstances dictate. Allowances for doubtful accounts were $1.2 million and $2.3 million at September 27, 2003 and September 28, 2002, respectively.

On July 18, 2003, we extended and amended our existing Receivables Purchase Agreement to sell accounts receivable. The amended agreement increased the availability under this facility to $125.0 million from $60 million of accounts receivable and expires in June 2008. In connection with the Receivables Purchase Agreement, we sell, on a revolving basis, certain of our trade receivables (the “Pooled Receivables”) to a special purpose corporation wholly owned by us, which in turn sells a percentage ownership interest to third parties. At September 27, 2003 and September 28, 2002, an interest in these Pooled Receivables of $58.5 million had been sold to third parties and is reflected as a reduction to accounts receivable during each period. These transactions have been recorded as sales in accordance with Financial Accounting Standards Board Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The gross proceeds resulting from the sale are included in cash flows from operating activities in the Consolidated Statements of Cash Flows. Losses on these sales were immaterial. As of the fiscal month ended September 27, 2003, $23.1 million of additional Pooled Receivables were available for sale.

The Company has a separate insurance contract for product recall coverage with an insurance company that specifically provides for reimbursement of direct recall related expenses, product restoration expenses, and loss of business income. The Company has recorded receivables related to direct recall related expense, specifically related to the write-off of inventory, third party shipping and freight costs, payments made for outside labor, internal hourly labor, third party warehouse storage costs, and payments to customers. As of September 27, 2003, $27.0 million has been incurred for direct recall related expenses. The Company has recorded $22.5 million in recall related expenses, net of the deductible amount of $0.5 million and the $4.0 million advance payment from the Company’s insurer, as a component of “Current Assets – Trade accounts and other receivables”. The Company has recorded as a receivable only the readily, objectively determinable amounts of direct product recall costs reimbursable under its insurance policy. There is not an element of gain with respect to the recorded insurance recovery receivable. This recovery represents a reduction in the cost of the recall. The asset relating to the recovery is recognized only when realization of the claim for recovery is deemed probable. The Company expects to collect these claims subject to its policy limit of $50 million, prior advances and deductible in fiscal 2004. See Note J to the Consolidated Financial Statements for additional discussion of the recall.

NOTE D – INVENTORIES

Inventories consist of the following:

(In thousands)	2003	2002
Chicken:
Live chicken and hens	$102,796	$106,450
Feed, eggs and other	70,245	57,854
Finished chicken products	83,264	73,494

	256,305	237,798
Turkey:
Live turkey and hens	30,505	29,140
Feed, eggs and other	12,405	12,871
Finished turkey products	41,666	46,983

	84,576	88,994

Total Inventory	$340,881	$326,792

NOTE E – NOTES PAYABLE AND LONG-TERM DEBT

As of September 27, 2003, we maintained $130.0 million in revolving credit facilities, $30 million of which is related to our Mexican operations, and $400.0 million in a secured revolving/term borrowing facility. The $400.0 million revolving/term borrowing facility provides for borrowing availability until November 15, 2004 and provides for $285.0 million of commitments maturing November 16, 2010 and $115.0 million of commitments maturing November 16, 2007. Borrowings under these facilities are split pro rata between the commitments maturing November 16, 2010 and the commitments maturing November 16, 2007, as they occur. The credit facilities provide for interest at rates ranging from LIBOR plus five-eighths percent to LIBOR plus two and three-quarters percent, depending upon our total debt to capitalization ratio. Interest rates on debt outstanding under these facilities as of

September 27, 2003 ranged from LIBOR plus one and three-quarters percent to LIBOR plus two percent. The $100 million domestic revolving credit facility is secured by domestic chicken inventories, the $30 million facility in Mexico is secured by Mexico’s accounts receivable, inventories and certain fixed assets and the revolving/term borrowing facility is secured by certain fixed assets. Borrowings against these facilities are subject to the availability of collateral and no material adverse changes provisions.

Annual maturities of long-term debt for the five years subsequent to September 27, 2003 are: 2004 — $2.7 million; 2005 — $7.1 million; 2006 — $7.2 million; 2007 — $7.1 million; and 2008 — $7.0 million.

On August 9, 2001, the Company issued $200.0 million in senior unsecured notes with an interest rate of 9 5/8% maturing on September 15, 2011. The proceeds from the note offering were used to redeem the remaining $90.8 million outstanding of our 10 7/8% senior subordinated notes due 2003 resulting in a loss on a debt extinguishment of $1.4 million which is included in Miscellaneous. Net. The balance of the proceeds was used to reduce amounts outstanding under our $400.0 million revolving/term borrowing facility. On August 18, 2003, we issued another $100 million of the same 9 5/8% senior unsecured notes maturing September 15, 2011 at 103.5% of par or $103.5 million which was used initially to pay down our $400 million revolving/term borrowing facility, but is intended to fund a portion of the purchase price of the ConAgra chicken division discussed above.

In August 2002, the Company consolidated several notes payable from an insurance company with fixed interest rates ranging from 7.11% to 9.45% into one note with a fixed interest rate of 6.68% and extended the maturities from 2006 to 2012. The consolidation did not result in any gain or loss being recognized.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51” (“Interpretation No. 46”). Interpretation No. 46 requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership or contractual or other financial interest in the entity. Currently, entities are generally consolidated by an enterprise that has a controlling financial interest through ownership of a majority voting interest in the entity. Interpretation No. 46 was immediately effective for the variable interest entities created after January 31, 2003, and effective at the end of our first quarter of fiscal 2004 for those created prior to February 1, 2003. On June 29, 1999, the Camp County Industrial Development Corporation issued $25.0 million of variable-rate environmental facilities revenue bonds supported by letters of credit obtained by us. We may draw from these proceeds over the construction period for new sewage and solid waste disposal facilities at a poultry by-products plant to be built in Camp County, Texas. We are not required to borrow the full amount of the proceeds from these revenue bonds. All amounts borrowed from these funds will be due in 2029. The revenue bonds are supported by letters of credit obtained by us under our available revolving credit facilities which are secured by our domestic chicken inventories. Adoption of Interpretation No. 46 may cause us to consolidate the trust and debt related to the Camp County

Revenue Bonds. The effect of the consolidation would be to record $25 million as restricted cash in Other Assets and $25 million as Long-Term Debt. We believe the adoption of Interpretation No. 46 will not have a material impact on our results of operations.

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

Total interest was $41.8 million, $40.4 million and $38.9 million in 2003, 2002 and 2001, respectively. Interest related to new construction capitalized in 2003, 2002 and 2001 was $1.5 million, $6.0 million and $7.2 million, respectively.

Long-term debt consists of the following:

(In thousands)	Final Maturity	2003	2002
Senior unsecured notes, interest at 9 5/8%	2011	$303,500	$200,000
Note payable to an insurance company at 6.68% payable monthly	2012	58,512	60,958
Revolving term/credit facility – 10 year tranche at LIBOR plus 2.00%, payable monthly	2009	39,188	136,087
Revolving term/credit facility – 7 year tranche at LIBOR plus 1.75%, payable monthly	2006	15,813	54,913
Other notes payable	Various	1,632	1,686

		418,645	453,644
Less current maturities		2,680	3,483

		$415,965	$450,161

The fair value of long-term debt, at September 27, 2003 and September 28, 2002 based upon quoted market prices for the same or similar issues where available or by using discounted cash flow analysis, was approximately $442.9 million and $456.6 million, respectively.

NOTE F – INCOME TAXES

Income before income taxes after allocation of certain expenses to foreign operations for 2003, 2002 and 2001 was $53.4 million, ($7.3) million and $57.8 million, respectively, for U.S. operations and $9.5 million, $9.2 million and $5.5 million, respectively, for foreign operations. The provisions for income taxes are based on pre-tax financial statement income.

Effective January 1, 2002, the Mexican Congress passed the Mexican tax reform (the “Reform”) legislation, which eliminated the previous tax exemption under Simplified Regime for the Company’s Mexico subsidiaries. The Reform requires the Company’s Mexico subsidiaries to calculate and pay taxes under a new simplified regime pursuant to Mexico’s income tax laws beginning January 1, 2002, subject to certain transitional provisions. The primary transitional provision was an exit calculation, which generated a net operating loss carryforwards for

Mexican income tax purposes. As a result of the Reform, the Company recognized a tax benefit of approximately $11.9 million during fiscal 2002, primarily to reflect the benefit of the net operating loss carryforwards for Mexican tax purposes.

In fiscal 2002, we had established valuation allowances on certain net operating losses attributable to certain of our Mexican operations, which under the Mexican tax laws are taxed on an individual entity basis. Certain of the Mexican entities did not have sufficient earnings to enable them to realize the full value of their net operating losses, while other had strong historical earnings records. In early fiscal 2003, we executed a strategy to mitigate the amount of net operating losses that would expire unutilized. The primary action taken was the reorganization of the Mexican parent company (which had the majority of the operating losses for which the valuation allowance had been established) as a distribution operation, which resulted in a significant increase in its profitability in 2003. Based on this reorganization, including current and forecasted profitability, we concluded in the fourth quarter of fiscal 2003 that it is more likely than not that the net operating losses of its Mexican parent will be fully realized. As a result, we reversed a valuation allowance of $16.9 million based on the indexed portion of the net operating losses that are now expected to be recovered, was reversed as a reduction to income tax expense.

The components of income tax expense (benefit) are set forth below:

(In thousands)	2003	2002	2001
Current:
Federal	$8,431	($11,570)	$6,045
Foreign	3,989	1,712	1,594
State and other	348	(756)	348

Total current	12,768	(10,614)	7,987
Deferred	11,366	(1,811)	12,737
Reversal of valuation allowance	(16,935)	—	—

	$7,199	($12,425)	$20,724

The following is a reconciliation between the statutory U.S. federal income tax rate and the Company’s effective income tax rate:

	2003	2002	2001
Federal income tax rate	35.0%	35.0%	35.0%
State tax rate, net	1.7	(16.6)	2.4
Difference in U.S. statutory tax rate and Mexico’s effective tax rate	(1.7)	(42.6)	(3.9)
Change in Mexico Tax Law	—	(626.3)	—
Currency related differences	3.1	—	—
Change in valuation allowance	(26.9)	—	—
Other	0.3	—	—

Total	11.5%	(650.5)%	33.5%

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax liabilities and assets are as follows:

(In thousands)	2003	2002
Deferred tax liabilities:
Property and equipment	$114,329	$115,364
Inventories	33,816	37,917
Prior use of cash accounting	23,554	24,188
Other	8,923	11,666

Total deferred tax liabilities	180,622	189,135

Deferred tax assets:
Net operating losses	43,270	54,870
Expenses deductible in different years	13,869	22,148

Total deferred tax asset	57,139	77,018
Valuation allowance	747	17,682

Net deferred tax liabilities	$124,230	$129,799

The Company has not provided any deferred income taxes on the undistributed earnings of its Mexico subsidiaries based upon its determination that such earnings will be indefinitely reinvested. As of September 27, 2003, the cumulative undistributed earnings of these subsidiaries were approximately $195.5 million. If such earnings were not considered indefinitely reinvested, deferred U.S. income taxes would have been provided, after consideration of estimated foreign tax credits. However, determination of the amount of deferred U.S. income taxes is not practical.

The Mexican tax operating loss carryforwards expire in the years ranging from 2008 through 2012.

NOTE G – COMMON STOCK

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

The board of directors has approved and recommended that the stockholders adopt, at a special meeting of stockholders scheduled for November 20, 2003, a proposal to amend our certificate of incorporation to reclassify our Class A common stock and Class B common stock into a single class of common stock.

At the effective time of the reclassification each share of Class A common stock and each share of Class B common stock will be reclassified into one (1) share of new common stock. The new common stock will be our only class of authorized common stock. Following the reclassification, the Class A common stock and Class B common stock will no longer be listed on the New York Stock Exchange or registered under the Securities Exchange Act of 1934. The new common stock will be listed on the New York Stock Exchange under the symbol “PPC” and registered under the Securities Exchange Act of 1934. As of the record date of the special meeting of stockholders, there were 13,523,429 shares of Class A common stock outstanding and 27,589,250 shares of Class B common stock outstanding. After giving effect to the reclassification, there will be 41,112,679 shares of our new common stock outstanding, all of which will be held by our current stockholders.

Following the reclassification, our certificate of incorporation will not contain any provision for Class A common stock or Class B common stock. In connection with the elimination of the dual class capital structure, our certificate of incorporation will authorize 160 million shares of common stock instead of 100 million shares of Class A common stock and 60 million shares of Class B common stock.

Except as to voting rights, the rights of the new common stock will be substantially identical to the rights of the current Class A common stock and Class B common stock. Each share of existing Class A common stock or Class B common stock that is reclassified into our new common stock will be entitled to cast twenty votes on all matters submitted to a vote of the stockholders, until there is a change in the beneficial ownership of such share, as determined by us or our transfer agent based upon criteria specified in the certificate of amendment to our certificate of incorporation and written procedures we may adopt from time to time.

The reclassification is not expected to have any significant effect on the Consolidated Financial Statements.

Subject to certain exceptions specified in our proposed certificate amendment to the certificate of incorporation, following a change in beneficial ownership of a share that is reclassified, the share will be entitled to only one vote. Shares of new common stock issued after the reclassification will also only be entitled to one vote per share, including the shares to be issued to ConAgra Foods in the ConAgra chicken division acquisition. Shares held in street name or by a broker or nominee will be presumed to have been acquired after the reclassification and to therefore have one vote per share. This presumption is rebuttable by the holder’s showing that such share was subject to the reclassification and that no change in beneficial ownership of such share has occurred since the reclassification.

NOTE H – SAVINGS PLAN

The Company maintains a Section 401(k) Salary Deferral Plan (the “Plan”). Under the Plan, eligible U.S. employees may voluntarily contribute a percentage of their compensation. The Plan provides for a contribution of up to four percent of compensation subject to an overall Company contribution limit of five percent of the U.S. operation’s income before taxes. Under this plan, the Company’s expenses were $3.4 million, $2.3 million and $3.7 million in 2003, 2002 and 2001, respectively.

NOTE I – RELATED PARTY TRANSACTIONS

Lonnie “Bo” Pilgrim, the Chairman and, through certain related entities, the major stockholder of the Company (collectively, the “major stockholder”) owns an egg laying and a chicken growing operation. In addition, at certain times during the year the major stockholder purchases from the Company live chickens and hens and certain feed inventories during the grow-out process and then contracts with the Company to resell the birds at maturity, determined on a market based formula price subject to a ceiling price calculated at his cost plus 2%. During the years ended September 27, 2003, September 28, 2002 and September 29, 2001 the formula resulted in a net operating profit (loss) to the major stockholder of $348,000, ($428,000) and $1,103,000, respectively on gross amounts paid by the Company to the major stockholder as described below under “Live chicken purchases from the major shareholder.”

Transactions with the major stockholders or related entities are summarized as follows:

(In thousands)	2003	2002	2001
Contract egg grower fees to major stockholder	$—	$—	$1,537
Lease payment on commercial egg property to major stockholder	750	750	564
Chick, feed and other sales to major stockholder	48,130	44,857	38,771
Live chicken purchases from major stockholder	48,722	44,429	39,784
Loan guaranty fees	3,236	2,615	3,142
Lease payments on airplane	396	396	396

The Company leases a commercial egg property including all of the ongoing costs of the operation from the Company’s major stockholder. The lease term runs for ten years with a monthly lease payment of $62,500.

The Company pays fees to the Company’s major stockholder in return for the major stockholder’s personal guarantee on certain debt obligations of the Company.

The Company leases an airplane from its major stockholder under an operating lease agreement that is renewable annually. The terms of the lease agreement require monthly payments of $33,000 plus operating expenses. Lease expense was $396,000 for each of the years 2003, 2002 and 2001. Operating expenses were $260,185, $212,520, and $234,066 in 2003, 2002 and 2001, respectively.

The Company maintains depository accounts with a financial institution in which the Company’s major stockholder is also a major stockholder. Fees paid to this bank in 2003, 2002 and 2001 are insignificant, and as of September 27, 2003 the Company had bank balances at this financial institution of approximately $2.2 million.

The Company has entered into chicken grower contracts involving farms owned by certain of its other officers and directors, providing the placement of Company-owned flocks on their farms during the grow-out phase of production. These contracts are on terms substantially the same as contracts entered into by the Company with unaffiliated parties and can be terminated by either party upon completion of the grow-out of each flock. The aggregate amounts paid by the Company to these officers and directors under these grower contracts during each of the fiscal years 2003, 2002 and 2001 were less than $ 1 million in total.

NOTE J – COMMITMENTS and CONTINGENCIES

The Consolidated Statements of Income include rental expense for operating leases of approximately $27.9 million, $28.1 million and $28.7 million in 2003, 2002 and 2001, respectively. The Company’s future minimum lease commitments under non-cancelable operating leases are as follows: 2004 — $24.5 million; 2005 — $20.4 million; 2006 — $17.3 million; 2007 — $14.5 million; 2008 — $8.8 million and thereafter $6.2 million.

At September 27, 2003, the Company had $17.1 million in letters of credit outstanding relating to normal business transactions.

In October 2002, a limited number of USDA environmental samples from our Franconia, Pennsylvania plant tested positive for Listeria. As a result, we voluntarily recalled all cooked deli products produced at the plant from May 1, 2002 through October 11, 2002. No illnesses associated with the Listeria strain in a Northeastern outbreak have been linked to any of our products and none of our products have tested positive for the outbreak strain. However, in connection with this recall, we have been named as a defendant in four lawsuits brought by individuals generally alleging injuries resulting from contracting Listeria monocytogenes. We believe that we have meritorious defenses to these claims, and intend to assert vigorous defenses to the litigation. Neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to any of these cases can be determined at this time. After considering our available insurance coverage, we do not expect these cases to have a material impact on our financial position, operations or liquidity.

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

The Company also maintains operating leases for various types of equipment, some of which contain residual value guarantees for the market value of assets at the end of the term of the lease. The terms of the lease maturities range from one to seven years. The maximum potential amount of the residual value guarantees is approximately $11.1 million; however, the actual amount is based on an undeterminable recoverable amount based on the fair market value of the underlying leased assets. The likelihood of payments under these guarantees is not considered to be probable, and accordingly no liabilities have been recorded. The Company historically has not experienced significant payments under similar residual guarantees.

NOTE K – FINANCIAL INSTRUMENTS

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

At September 27, 2003, the Company held the following commodity contracts consisting of delivery contracts settling between October 2003 and December 2004. The following table provides information about the Company’s financial instruments that are sensitive to changes in commodity prices:

Dollars in thousands, except per unit contract/strike prices

	Units	Notional Amount	Weighted Average Contract/Strike Price	Fair Value (Loss) Gain
Hedging Position:
Long positions in corn	Bushels	620,000	$2.38	($31)
Long positions in Soybean Meal	Tons	2,000	$156.8	$66

NOTE L – BUSINESS SEGMENTS

We operate in two reportable business segments as (1) a producer of chicken and other products and (2) a producer of turkey products.

Our chicken and other products segment primarily includes sales of chicken products and by-products we produce and purchase for resale in the U.S. and Mexico but also includes the sale of table eggs, feed, and certain other items. Our chicken and other products segment conducts separate operations in the U.S. and Mexico and is reported as two separate geographical areas. Our turkey segment includes sales of turkey products produced in our turkey operations, which operates exclusively in the U.S.

Inter-area sales and inter-segment sales, which are not material, are accounted for at prices comparable to normal trade customer sales. Corporate expenses are allocated to Mexico based upon various apportionment methods for specific expenditures incurred related thereto with the remaining amounts allocated to the U.S. portions of the segments based on number of employees.

Non-recurring recoveries, which represent settlements for vitamin and methionine litigation covering several periods as well as federal compensation for avian influenza have not been allocated to any segment because the proper allocation cannot be readily determined.

The following table presents certain information regarding our segments:

	Fiscal Year Ended
	September 27, 2003	September 28, 2002(a)	September 29, 2001(b)
	(In thousands)
Net Sales to Customers:
Chicken and Other Products:
United States	$1,945,596	$1,842,749	$1,652,199
Mexico	368,071	342,851	323,678

Sub-total	2,313,667	2,185,600	1,975,877
Turkey	305,678	348,118	238,835

Total	$2,619,345	$2,533,718	$2,214,712

Operating Income:
Chicken and Other Products:
United States	$74,807	$31,907	$78,096
Mexico	16,319	17,064	12,157

Sub-total	91,126	48,971	90,253
Turkey	(73,992)	(19,823)	4,289

Sub-total	17,134	29,148	94,542
Non-recurring recoveries(c)	46,479	756	—

Total	$63,613	$29,904	$94,542

Depreciation and Amortization: (d)
Chicken and Other Products:
United States	$54,150	$47,528	$38,155
Mexico	12,116	13,526	11,962

Sub-total	66,266	61,054	50,117
Turkey	7,921	9,919	5,273

Total	$74,187	$70,973	$55,390

Total Assets:
Chicken and Other Products:
United States	$800,605	$775,395	$764,073
Mexico	263,530	241,919	247,681

Sub-total	1,064,135	1,017,314	1,011,754
Turkey	193,349	210,576	203,941

Total	$1,257,484	$1,227,890	$1,215,695

Capital Expenditures:
Chicken and Other Products
United States	$38,774	$65,775	$80,173
Mexico	9,218	7,934	29,425

Sub-total	47,992	73,709	109,598
Turkey	5,582	6,679	3,034

Total	$53,574	$80,388	$112,632

(a)	Certain amounts in 2002 were reclassified to conform to current year presentation.

(b)	Excludes business acquisition cost of $239,539, incurred in connection with the acquisition of WLR Foods on January 27, 2001.

(c)	Non-recurring recoveries are as follows (in millions):

	Fiscal Year End
	September 27, 2003	September 28, 2002
Avian influenza	$26.6	$—
Vitamin	1.6	0.8
Methionine	18.3	—

Total	$46.5	$0.8

(d)	Includes amortization of capitalized financing costs of approximately $1.5 million, $1.4 million and $1.9 million in fiscal years 2003, 2002, and 2001, respectively.

As of September 27, 2003, the Company had net assets in Mexico of $263.5 million. There were no customers representing 10% or more of revenue in fiscal 2003, 2002 and 2001.

NOTE M – QUARTERLY RESULTS

Quarterly Results (Unaudited)

(In thousands, except per share data)	Year ended September 27, 2003
	First Quarter(a)	Second Quarter(a)	Third Quarter(a)	Quarter Fourth(a)(b)	Fiscal Year
Net sales	$627,405	$630,592	$651,877	$709,471	$2,619,345
Gross profit	42,386	36,986	61,248	59,863	200,483
Operating income	10,341	1,410	26,140	25,722	63,613
Net income	2,756	10,765	17,441	25,074	56,036
Per Share:
Net income	0.07	0.26	0.42	0.61	1.36
Cash dividends	0.015	0.015	0.015	0.015	0.06

(In thousands, except per share data)	Year ended September 28, 2002
	First Quarter	Second Quarter(c)	Third Quarter	Fourth Quarter(c)	Fiscal Year
Net sales	$656,030	$600,753	$637,116	$639,819	$2,533,718
Gross profit	57,865	28,630	47,000	31,670	165,165
Operating income (loss)	23,330	(4,372)	14,046	(3,100)	29,904
Net income (loss)	12,991	1,252	3,266	(3,174)	14,335
Per Share:
Net income (loss)	0.32	0.03	0.08	(0.08)	0.35
Cash dividends	0.015	0.015	0.015	0.015	0.06

(a)	Gross profit includes vitamin, methionine and avian influenza settlements of $14.5 million, $11.2 million $10.3 million, and $10.5 million for each quarter respectively. Net income includes settlements related to vitamin, methionine and avian influenza in the amounts of $1.3 million, $26.6 million, $7.4 million and $0.7 million for each quarter respectively. See Note B to the Consolidated Financial Statements.

(b)	Includes a tax benefit of $16.9 million, which includes the release of the prior year valuation allowance during fiscal 2003, primarily to reflect the benefit of the net operating loss carryforwards for Mexican tax purposes. See Note F to the Consolidated Financial Statements.

(c)	Includes tax benefit of $9.7 million in the second quarter and $2.2 million in the fourth quarter resulting from the change in the Mexico tax law. See Note F to the Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

Col. A	Col. B	Col. C		Col. D		Col. E
	Balance at Beginning of Period	ADDITIONS		Deductions- Describe		Balance at end of Period
DESCRIPTION		Charged to Costs and Expenses	Charged to Other Accounts- Describe
Year ended September 27, 2003:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$2,344,000	$87,543	$—	$1,247,344	(1)	$1,184,199
Year ended September 28, 2002:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$3,961,000	$(506,000)	$—	$1,111,000	(1)	$2,344,000
Year ended September 29, 2001:
Reserves and allowances deducted from asset accounts:
Allowance for doubtful accounts	$4,086,000	$1,132,000	$—	$1,257,000	(1)	$3,961,000

(1)	Uncollectible accounts written off, net of recoveries.