Form 10-Q
period 2004-01-03
PILGRIMS PRIDE CORP
filed 2004-02-04
CIK 802481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 3, 2004

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

Number of shares outstanding of issuer’s common stock, as of January 30, 2004, was 66,555,733.

INDEX

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Consolidated balance sheets

January 3, 2004 and September 27, 2003

Consolidated income statements

Three months ended January 3, 2004 and December 28, 2002

Consolidated statements of cash flows

Three months ended January 3, 2004 and December 28, 2002

Notes to consolidated financial statements as of January 3, 2004

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 6.	Exhibits and Reports on Form 8-K

SIGNATURES

EXHIBIT INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Pilgrim’s Pride Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	January 3, 2004	September 27, 2003
	(in thousands except share data)
Assets
Current Assets:
Cash and cash equivalents	$98,098	$16,606
Trade accounts and other receivables, less allowance for doubtful accounts	270,535	127,020
Inventories	535,444	340,881
Other current assets	7,434	6,201

Total Current Assets	911,511	490,708

Other Assets	73,770	31,302

Property, Plant and Equipment
Land	54,170	38,708
Buildings, machinery and equipment	1,552,187	1,085,281
Autos and trucks	55,411	55,239
Construction-in-progress	38,283	21,209

	1,700,051	1,200,437
Less accumulated depreciation	488,030	464,963

	1,212,021	735,474

	$2,197,302	$1,257,484

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$310,772	$159,164
Accrued expenses	217,738	107,503
Current deferred income tax	10,242	10,242
Current maturities of long-term debt	11,413	2,680

Total Current Liabilities	550,165	279,589

Long-Term Debt, Less Current Maturities	714,325	415,965
Deferred Income Taxes	123,131	113,988
Minority Interest in Subsidiary	1,237	1,246
Commitments and Contingencies	—	—

Stockholders’ Equity:
Preferred stock, $.01 par value, 5,000,000 authorized shares; none issued	—	—
Common stock – $.01 par value, 160,000,000 authorized shares; 66,826,833 and 41,383,779 issued and outstanding, respectively	668	414
Additional paid-in capital	431,662	79,625
Retained earnings	377,482	368,195
Accumulated other comprehensive income	200	30
Less treasury stock, 271,100 shares	(1,568)	(1,568)

Total Stockholders’ Equity	808,444	446,696
	$2,197,302	$1,257,484

See notes to consolidated financial statements.

Pilgrim’s Pride Corporation and Subsidiaries

Consolidated Income Statements

(Unaudited)

	Three Months Ended
	January 3, 2004 (14 weeks)	December 28, 2002 (13 weeks)
	(in thousands, except share and per share data)
Net Sales	$1,044,367	$627,405
Costs and Expenses:
Cost of sales	967,264	599,406
Non-recurring recoveries	—	(14,387)
Selling, general and administrative	46,303	32,045

	1,013,567	617,064

Operating income	30,800	10,341

Other Expense (Income):
Interest expense, net	12,444	9,476
Foreign exchange (gain) loss	78	(350)
Miscellaneous, net	(329)	(1,766)

	12,193	7,360

Income before income taxes	18,607	2,981
Income tax expense	8,321	225

Net income	$10,286	$2,756

Net income per common share – basic and diluted	$0.20	$0.07

Dividends declared per common share	$0.015	$0.015

Weighted average shares outstanding	51,757,222	41,112,679

See notes to consolidated financial statements.

Pilgrim’s Pride Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	January 3, 2004 (14 weeks)	December 28, 2002 (13 weeks)
	(in thousands)
Cash Flows From Operating Activities:
Net income	$10,286	$2,756

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	25,911	17,510
Loss (gain) on property disposals	9	(24)
Deferred income taxes	9,143	56
Changes in operating assets and liabilities:
Accounts and other receivables	(21,455)	(6,569)
Inventories	2,032	18,486
Other current assets	2,243	(317)
Accounts payable and accrued expenses	90,628	10,244
Other	—	(1,525)

Cash provided by operating activities	118,797	40,617

Investing Activities:
Acquisitions of property, plant and equipment	(20,552)	(9,116)
Business acquisition, net of equity consideration	(302,712)	—
Proceeds from property disposals	619	149
Other, net	213	(517)

Cash used in investing activities	(322,432)	(9,484)

Financing Activities:
Borrowing for acquisition	300,767	—
Proceeds from notes payable to banks	7,500	80,500
Repayments of notes payable to banks	(7,500)	(80,500)
Proceeds from long-term debt	124,589	50,725
Payments on long-term debt	(133,993)	(66,741)
Equity and debt issue cost	(5,185)	—
Cash dividends paid	(998)	(621)

Cash Provided By (Used In) Financing Activities	285,180	(16,637)

Effect of exchange rate changes on cash and cash equivalents	(53)	(72)

Increase in cash and cash equivalents	81,492	14,424
Cash and cash equivalents at beginning of year	16,606	14,913

Cash and Cash Equivalents at End of Period	$98,098	$29,337

Supplemental Non-cash Disclosure Information:
Business acquisition, equity consideration (before cost of issuance)	$357,475	$—

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Pilgrim’s Pride Corporation (referred to herein as “Pilgrim’s,” or “the Company,” “we,” “us,” “our” or similar terms) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S.”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the period ended January 3, 2004 are not necessarily indicative of the results that may be expected for the year ended October 2, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in Pilgrim’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003.

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

Total comprehensive income for the three months ending January 3, 2004 and December 28, 2002 was $10.5 million and $1.4 million, respectively.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51” (“Interpretation No. 46”). Interpretation No. 46 requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership or contractual or other financial interest in the entity. Interpretation No. 46 is immediately effective for the variable interest entities created after January 31, 2003, and is effective in the first quarter of fiscal 2004 for variable interests in Special Purpose Entities (“SPEs”) created prior to February 1, 2003 and is effective in the second quarter of fiscal 2004 for all other variable interest in entities other than SPEs which were created prior to February 1, 2003. On June 29, 1999, the Camp County Industrial Development Corporation issued $25.0 million of variable-rate environmental facilities revenue bonds supported by letters of credit we obtained. We may draw from these proceeds over the construction period for new sewage and solid waste disposal facilities at a poultry by-products plant to be built in Camp County, Texas. We are not required to borrow the full amount of the proceeds from the revenue bonds. All amounts borrowed from these funds will be due in 2029. The adoption of Interpretation No. 46 did not result in the consolidation of the Camp County Industrial Development Corporation, as variable interest entities created by governmental entities are specifically excluded from consolidation under Interpretation 46. We will record as debt only amounts ultimately spent on construction of the sewage and solid waste disposal facility as proceeds are drawn by the Company in reimbursement of such construction.

Certain reclassifications have been made to prior periods to conform to current presentations.

NOTE B—BUSINESS ACQUISITION

On November 23, 2003, we completed the purchase of all the outstanding stock of the corporations represented as the ConAgra Foods, Inc. (“ConAgra”) chicken division (“ConAgra chicken division”). The acquired business has been included in our results of operations since the date of the acquisition. The acquisition provides us with additional lines of specialty prepared chicken products, well-known brands, well-established distributor relationships and Southeastern United States processing facilities. The acquisition also includes the largest distributor of chicken products in Puerto Rico. This allows us to provide customers at every point in the distribution chain with the broadest range of quality value-added chicken products and services available in the market today.

Based on the estimated closing balance sheet delivered prior to closing, and our common stock data through five days prior to closing, the acquisition was preliminarily valued at approximately $665.8 million. This was funded by (1) $100 million of 9 1/4% senior subordinated notes due 2013, issued on November 21, 2003, (2) $100 million of 9 5/8% senior unsecured notes due 2011, issued August 18, 2003 with net proceeds of $101.5 million, which were used to pay down existing borrowings under the Company’s revolving/term credit facility pending the closing of the acquisition and as a result at closing the amount was re-borrowed from our revolving/term credit facility, (3) $100 million of secured notes sold to an insurance company, which have an interest rate equal to LIBOR plus 2.2075%, $80 million of which is due in 2013 and $20 million of which is due in 2010 and (4) the issuance of 25,443,054 shares of our common stock valued at $14.05 per share, the closing price of our common stock on November 17, 2003, the day on which final stock consideration was determined, less costs associated with the issuance of the equity. In addition, the Company assumed certain long-term debt and paid transaction costs.

The final purchase price is subject to adjustment based on determination of the final adjusted net book value of the assets purchased, which is expected to occur in the third or fourth quarter of fiscal 2004. Based on the preliminary closing balance sheet, it appears that the consideration paid at closing could be as much as $47 million in excess of the final amount due to ConAgra, which will be determined based on an audit of the preliminary closing balance sheet, which is expected to be completed in the third fiscal quarter of 2004. This amount has been classified as “Other Assets” pending resolution of the final purchase price. If, subsequent to this audit, Pilgrim’s Pride and ConAgra cannot agree on the purchase price, the determination of the purchase price will be submitted to binding arbitration. Accordingly, no assurances can be given that the purchase price will be reduced by $47 million or at all. According to the purchase agreement, any amounts owed in connection with this final determination of value will also include interest at the rate of 7.5% per annum from November 23, 2003 until the date paid.

Purchase consideration:

    (In thousands)

Common stock	$357,475
Long-term debt	300,767
Transaction costs	7,595

Total consideration	$665,837

The following table summarizes the Company’s estimates of fair value of the assets acquired and liabilities assumed at the date of acquisition, including the $47 million discussed above in “Other Assets.” The purchase price allocation is preliminary and will be finalized after completion of the independent appraisal of significant assets and liabilities acquired, which is currently underway, and after determination of the final purchase price pursuant to the Company’s stock purchase agreement with ConAgra.

Purchase price allocation:

    (In thousands):

Current assets	$322,129
Property, plant and equipment	482,582
Other assets	48,243

Total assets acquired	$852,954

Current liabilities	$171,117
Long-term debt	16,000

Total liabilities assumed	$187,117

Total Consideration	$665,837

The unaudited pro forma financial information has been presented as if the acquisition of the ConAgra chicken division had occurred as of the beginning of each period presented. For the quarter ended December 28, 2002, the ConAgra chicken division information has been included with a one-month lag to the Pilgrim’s Pride reporting period in order to maintain their existing quarterly period.

In thousands, except share and per share data	Three Months Ended
	January 3, 2004 (14 weeks)	December 28, 2002 (13 weeks)
Net sales	$1,505,159	$1,221,258
Depreciation and amortization	$34,401	$31,303
Operating income	$54,429	$19,814
Interest expense, net	$16,815	$16,272
Income before taxes	$40,032	$5,443
Net Income	$23,570	$4,283
Net income per common share	$0.35	$0.06
Weighted average shares outstanding	66,555,733	66,555,733

NOTE C—NON-RECURRING RECOVERIES

Non-recurring recoveries, which is a component of gross profit and operating income, include for the three months ended December 28, 2002, reimbursements received from the U.S. federal government under a relief plan related to the avian influenza outbreak in Virginia on March 12, 2002 in the amount of $14.3 million and proceeds received from litigation initiated by the Company in antitrust lawsuits alleging a world-wide conspiracy to control production capacity and raise prices of vitamins and methionine in the amount of $0.1 million.

NOTE D—ACCOUNTS RECEIVABLE

Under our Receivables Purchase Agreement, we sell on a revolving basis, up to $125 million of certain trade receivables (the “Pooled Receivables”) to a special purpose corporation wholly owned by us, which in turn sells a percentage ownership interest to third parties. At January 3, 2004 and September 27, 2003, an interest in these Pooled Receivables of $58.5 million had been sold to third parties and was reflected as a reduction to accounts receivable. The gross proceeds resulting from the sale are included in cash flows from operating activities in the Consolidated Statements of Cash Flows. Losses on these sales were immaterial. As of the fiscal month ended January 3, 2004, $34.7 million additional Pooled Receivables were available for sale.

At the time of the recall of certain deli meats in October 2002, the Company had a separate insurance contract for product recall coverage with an insurance company that specifically provides for reimbursement of direct recall related expenses, product restoration expenses and loss of business income. The Company has recorded receivables related to direct recall related expense, specifically related to the write-off of inventory, third party shipping and freight costs, payments made for outside labor, internal hourly labor, third party warehouse storage costs and payments to customers. The Company has recorded $22.5 million in recall related expenses, net of the deductible amount of $0.5 million and the $4.0 million advance payment from the Company’s insurer, as a component of “Current Assets – Trade accounts and other receivables.” The Company has recorded as a receivable, only the readily, objectively determinable amounts of direct product recall costs reimbursable under its insurance policy. The Company has filed claims, to date, under this insurance contract totaling approximately $98 million. The Company expects to collect these claims subject to its policy limit of $50 million, prior advances and deductible in fiscal 2004.

NOTE E—INVENTORIES

    Inventories consist of the following:

	January 3, 2004	September 27, 2003
	(in thousands)
Chicken:
Live chicken and hens	$186,710	$102,796
Feed, eggs and other	102,990	70,245
Finished chicken products	172,796	83,264

Turkey:	462,496	256,305
Live turkey and hens	29,024	30,505
Feed, eggs and other	12,390	12,405
Finished turkey products	31,534	41,666

	72,948	84,576

Total Inventories	$535,444	$340,881

NOTE F—LONG TERM DEBT

At January 3, 2004, we maintained $130.0 million in revolving credit facilities, $30.0 million of which relates to our Mexico operations and $400.0 million in a secured revolving/term borrowing facility. The $400.0 million revolving/term borrowing facility provides for borrowing availability until November 15, 2004, with $285.0 million of commitments maturing November 16, 2010 and $115.0 million of commitments maturing November 16, 2007. Borrowings under this facility are split pro rata between the commitments maturing November 16, 2010 and the commitments maturing November 16, 2007, as they occur. The credit facilities provide for interest rates ranging from LIBOR plus five-eighths percent to LIBOR plus two and three-quarters percent depending upon our total debt to capitalization ratio. Interest rates on debt outstanding under these facilities at January 3, 2004 ranged from LIBOR plus one and one-half percent to LIBOR plus one and three-quarters percent. Borrowings under this facility at January 3, 2004, were $147 million. The $100 million domestic revolving credit facility is secured by domestic chicken inventories. The $30.0 million facility in Mexico is secured by the accounts receivable, inventories and certain fixed assets of the Company’s Mexico operations. The revolving/term borrowing facility is secured by certain fixed assets. Borrowings against these facilities are subject to the availability of collateral and no material adverse change provisions.

In November 2003, the Company borrowed approximately $299.5 million in additional long-term debt to fund the closing of the ConAgra chicken division acquisition. The specific borrowings are discussed in Note B and consisted of a combination of subordinated debt, senior notes and asset based borrowings.

Long-term debt consists of the following:

(in thousands):

	Final Maturity	January 3, 2004	September 27, 2003
Senior unsecured notes, interest at 9 5/8%	2011	$303,342	$303,500
Senior subordinated unsecured notes, interest at 9 1/4%	2013	100,000	—
Note payable to an insurance company at 6.68%	2012	57,874	58,512
Notes payable to an insurance company at LIBOR plus 2.2075%	2013	80,000	—
Note payable to a lender at LIBOR plus 2.2075%	2010	20,000	—
Revolving term/credit facility – 10 year tranche at LIBOR plus 1.75%, payable monthly	2010	104,350	39,188
Revolving term/credit facility – 7 year tranche at LIBOR plus 1.50%, payable monthly	2007	42,650	15,813
Industrial revenue bond at variable rate	2012	9,500	—
Industrial revenue bond at variable rate	2019	4,700	—
Other notes payable		3,322	1,632

	Various
		725,738	418,645
Less current maturities		11,413	2,680

Total		$714,325	$415,965

Annual maturities of long-term debt for the five years subsequent to September 27, 2003 are: Remainder of fiscal 2004 — $7.1 million, 2005 — $21.3 million, 2006 — $21.5 million, 2007 — $20.6 million and 2008 — $19.9 million.

We had $98.1 million in cash at January 3, 2004. After quarter end, the majority of this cash was used to fund the payment of accounts payable and to reduce borrowings under our $400 million secured revolving/term credit facility by approximately $27.0 million. As of January 30, 2004, our borrowings under the revolving/term credit facility were $120.0 million, compared with $147.0 million as of January 3, 2004.

NOTE G—COMMON STOCK

Prior to November 22, 2003, the Company had two classes of authorized common stock, Class A common stock and Class B common stock. The shares had substantially the same rights, powers and limitations, except that each share of Class B common stock entitled the holder thereof to 20 votes per share, except as otherwise provided by law, on any matter submitted for a stockholder vote, while each share of Class A common stock entitled the holder thereof to one vote per share on any such matter.

The Company’s stockholders adopted, at a special meeting of stockholders on November 20, 2003, a proposal to amend our certificate of incorporation to reclassify our Class A common stock and Class B common stock into a single class of common stock.

After the New York Stock Exchange closed on November 21, 2003, each share of Class A common stock and each share of Class B common stock was reclassified into one share of new common stock. The new common stock is our only class of authorized common stock. Following the reclassification, the Class A common stock and Class B common stock were no longer listed on the New York Stock Exchange. The new common stock is listed on the New York Stock Exchange under the symbol “PPC” and registered under the Securities Exchange Act of 1934. There were 13,794,529 shares of Class A common stock and 27,589,250 shares of Class B common stock outstanding prior to the reclassification. Immediately after giving effect to the reclassification, there were 41,383,779 shares of our new common stock outstanding, all of which were held by our then current stockholders.

Following the reclassification, our certificate of incorporation contains no provision for Class A common stock or Class B common stock. In connection with the elimination of the dual class capital structure, our certificate of incorporation now authorizes 160 million shares of common stock instead of 100 million shares of Class A common stock and 60 million shares of Class B common stock.

Except as to voting rights, the rights of the new common stock are substantially identical to the rights of the Class A common stock and Class B common stock. Each share of Class A common stock or Class B common stock that was reclassified into our new common stock is entitled to cast twenty votes on all matters submitted to a vote of the stockholders until there is a change in the beneficial ownership of such share, as determined by us or our transfer agent based upon criteria specified in the certificate of amendment to our certificate of incorporation and written procedures we may adopt from time to time.

Subject to certain exceptions specified in the certificate of amendment to our certificate of incorporation, following a change in beneficial ownership of a share that is reclassified, the share will be entitled to only one vote. Shares of new common stock issued after the reclassification will also only be entitled to one vote per share, including the shares issued to ConAgra in the ConAgra chicken division acquisition on November 23, 2003. Shares held in street name or by a broker or nominee will be presumed to have been acquired after the reclassification and to therefore have one vote per share. This presumption is rebuttable by the holder’s showing that such share was subject to the reclassification and that no change in beneficial ownership of such share has occurred since the reclassification.

The reclassification had no significant effect on our Consolidated Financial Statements, as the combination of the Class A and Class B shares into a new class of common stock did not affect the overall shares of common stock outstanding. Prior year balances reflect this reclassification as if it had occurred as of the earliest period presented.

As of January 3, 2004, we estimate that approximately 28.0 million shares of our common stock carry 20 votes per share, of which 25.4 million shares are beneficially owned by our Chairman, Lonnie “Bo” Pilgrim, or certain related entities.

NOTE H—RELATED PARTY TRANSACTIONS

Lonnie “Bo” Pilgrim, the Chairman and, through certain related entities, the major stockholder of the Company (collectively, the “major stockholder”) owns an egg laying and a chicken growing operation. In addition, at certain times during the year, the major stockholder purchases from the Company live chickens and hens and certain feed inventories during the grow-out process and then contracts with the Company to resell the birds at maturity using a market-based formula, with price subject to a ceiling price calculated at his cost plus two percent. During the quarters ended January 3, 2004 and December 28, 2002, purchases made by the Company under this agreement resulted in a net operating profit to the major stockholder of $643,130 and $209,000 respectively on gross amounts paid by the Company to the major stockholder as described below in “Live chicken purchases from major stockholder.” Included in accrued expenses are amounts due our major stockholder of $34.6 million, which represent goods sold in advance of delivery and amounts owed for purchases made by the Company from such major stockholder, related to the sales of chickens and feed as described above, at the end of the first quarter of fiscal 2004.

Transactions with related parties are summarized as follows:

	Three Months Ended
	January 3, 2004 (14 weeks)	December 28, 2002 (13 weeks)
	(in thousands)
Lease payments on commercial egg property	$188	$188
Chick, feed and other sales to major stockholder	48,034	43,658
Live chicken purchases from major stockholder	28,326	10,640
Loan guaranty fees	602	964
Lease payments on airplane	99	99

NOTE I—COMMITMENTS and CONTINGENCIES

The Company’s future minimum lease commitments under non-cancelable operating leases are as follows: 2004 — $28.9 million, 2005 — $26.0 million, 2006 — $21.1 million, 2007 — $17.4 million, 2008 — $12.2 million and thereafter $15.7 million.

At January 3, 2004, the Company had $17.5 million in letters of credit outstanding relating to normal business transactions.

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

On December 31, 2003, we were served with a purported class action complaint styled “Angela Goodwin, et al. v. ConAgra Poultry Company and Pilgrim’s Pride” in the United States District

Court, Western District of Arkansas, El Dorado Division, alleging racial and age discrimination at one of the facilities we acquired from ConAgra. We are evaluating the defense and materiality of the claim. Neither the likelihood of an unfavorable outcome nor the ultimate liability, if any, can be determined at this time.

The Company is subject to various other legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

The Company also maintains operating leases for various types of equipment, some of which contain residual value guarantees for the market value of assets at the end of the term of the lease. The terms of the lease maturities range from one to seven years. The maximum potential amount of the residual value guarantees is approximately $14.7 million; however, the actual amount is based on an undeterminable recoverable amount based on the fair market value of the underlying leased assets. The likelihood of payments under these guarantees is not considered to be probable, and accordingly no liabilities have been recorded. The Company historically has not experienced significant payments under similar residual guarantees.

NOTE J—BUSINESS SEGMENTS

We operate in two reportable business segments as a producer of chicken and other products and a producer of turkey products.

Our chicken and other products segment primarily includes sales of chicken products and by-products we produce and purchase for resale in the United States, including Puerto Rico, and in Mexico. This segment also includes the sale of table eggs, feed and other items. Our chicken and other products segment conducts separate operations in the U.S. and Puerto Rico and in Mexico and is reported as two separate geographical areas. Substantially all of the assets and operations of the recently acquired ConAgra chicken division are included in our U.S. chicken and other products segment since the date of acquisition.

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

Non-recurring recoveries, which represent settlements for vitamin and methionine litigation covering several periods, as well as federal compensation for avian influenza, have not been allocated to any segment because the proper allocation cannot be readily determined.

The following table presents certain information regarding the Company’s segments:

	Three Months Ended
	January 3, 2004 (14 weeks)(a)	December 28, 2002 (13 weeks)(b)
	(in thousands)
Net Sales to Customers:
Chicken and Other Products:
United States (including Puerto Rico)	$857,431	$438,557
Mexico	93,612	94,469

Sub-total	951,043	533,026
Turkey	93,324	94,379

Total	$1,044,367	$627,405

Operating Income:
Chicken and Other Products:
United States (including Puerto Rico)	$52,006	$4,008
Mexico	(5,446)	6,214

Sub-total	46,560	10,222
Turkey	(15,760)	(14,268)

Sub-total	30,800	(4,046)
Non-recurring recoverise(c)	—	14,387

Total	$30,800	$10,341

Depreciation and Amortization(d)
Chicken and Other Products:
United States (including Puerto Rico)	$20,617	$12,546
Mexico	3,218	3,150

Sub-total	23,835	15,696
Turkey	2,076	1,814

Total	$25,911	$17,510

(a)	The acquisition of the ConAgra chicken division has been accounted for as a purchase, and the results of operations for this acquisition have been included in our consolidated results of operations since November 23, 2003, the acquisition date.

(b)	Certain amounts in 2002 were reclassified to conform to current year presentation.

(c)	Non-recurring recoveries are as follows (in millions):

	January 3, 2004	December 28, 2002
Avian influenza	$—	$14.3
Vitamin	—	0.1
Total	$—	$14.4

See discussion in “Results of Operations-Non-recurring recoveries” below.

(d)	Includes amortization of capitalized financing costs of approximately $0.5 million and $0.4 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Acquisition.

On November 23, 2003, we completed the purchase of all the outstanding stock of the corporations represented as the ConAgra Foods, Inc. (“ConAgra”) chicken division (“ConAgra chicken division”). The acquired business has been included in our results of operations since the date of the acquisition. The acquisition provides us with additional lines of specialty prepared chicken products, well-known brands, well-established distributor relationships and Southeastern United States processing facilities. The acquisition also includes the largest distributor of chicken products in Puerto Rico. This allows us to provide customers at every point in the distribution chain with the broadest range of quality value-added chicken products and services available in the market today.

We are in the process of fully integrating the operations of the ConAgra chicken division into the Company. We intend to do this as rapidly as possible without interrupting business. We expect the acquisition will result in significant cost saving opportunities and enhanced growth. We are currently preparing an optimization plan for all production and distribution facilities and determining and implementing a “best practices” approach across all operations.

General

Profitability in the poultry industry is materially affected by the commodity prices of feed ingredients, chicken and turkey, which are determined by supply and demand factors. As a result, the chicken and turkey industries are subject to cyclical earnings fluctuations. Cyclical earnings fluctuations can be mitigated somewhat by:

- Business strategy;

- Product mix;

- Sales and marketing plans; and

- Operating efficiencies.

In an effort to reduce price volatility and to generate higher, more consistent profit margins, we have concentrated on the production and marketing of prepared foods products. Prepared foods products generally have higher profit margins than our other products. Also, the production and sale in the U.S. of prepared foods products reduces the impact of the cost of feed ingredients on our profitability. Feed ingredient purchases are the single largest component of our cost of goods sold, representing approximately 30% of our cost of goods sold in the first quarter of fiscal year 2004. The production of feed ingredients is positively or negatively affected primarily by weather patterns throughout the world, the global level of supply inventories, demand for feed ingredients and the agricultural policies of the United States and foreign governments. As further processing is performed, feed ingredient costs become a decreasing percentage of a product’s total production costs, thereby reducing their impact on our profitability. Products sold in this form enable us to charge a premium, reduce the impact of feed ingredient costs on our profitability and improve and stabilize our profit margins.

As a significant portion of U.S. poultry production is exported, the commodity prices of chicken and turkey can be, and in recent periods have been, adversely affected by disruptions in poultry export markets. These disruptions are often caused by restrictions on imports of U.S.-produced poultry products imposed by foreign governments for a variety of reasons, including the protection of their domestic poultry producers and allegations of consumer health issues. For example, Russia and Japan have restricted the importation of U.S.-produced poultry for both of these reasons in recent periods. In July 2003, the United States and Mexico entered into a safeguard agreement with regard to imports into Mexico of chicken leg quarters from the United States. Under this agreement, an initial tariff rate for chicken leg quarters of 98.8% on the sales prices was established. This tariff rate was reduced on January 1, 2004 to 79.04%, and will be reduced in each of the following four years in equal increments so that the final tariff rate at January 1, 2008 will be zero. The tariff was imposed due to concerns that the duty-free importation of such products as provided by the North American Free Trade Agreement would injure Mexico’s poultry industry. As such tariffs are reduced, we expect greater amounts of chicken to be imported into Mexico from the United States, which could negatively affect the profitability of Mexican chicken producers and positively affect the profitability of U.S. exporters of chicken to Mexico. Although this could have a negative impact on our Mexican chicken operations, we believe that this will be mitigated by the close proximity of our U.S. operations to the Mexico border and our extensive distribution network in Mexico. We believe we have one of the largest U.S. production and distribution capacities near the Mexican border, which gives us a strategic advantage to capitalize on exports of U.S. chicken to Mexico. Because these disruptions in poultry export markets are often political, no assurances can be given as to when the existing disruptions will be alleviated or that new ones will not arise.

The following table presents certain information regarding our segments:

	Three Months Ended
	January 3, 2004 (14 weeks)(a)	December 28, 2002 (13 weeks)(b)

	(in thousands)
Net Sales to Customers:
Chicken and Other Products:
United States (including Puerto Rico)	$857,431	$438,557
Mexico	93,612	94,469

Sub-total	951,043	94,469
Turkey	93,324	533,026

Total	$1,044,367	$627,405

Operating Income (Loss):
Chicken and Other Products:
United States (including Puerto Rico)	$52,006	$4,008
Mexico	(5,446)	6,214

Sub-total	46,560	10,222
Turkey	(15,760)	(14,268)

Sub-total	30,800	(4,046)
Non-recurring recoveries(c)	—	14,387

Total	$30,800	$10,341

Depreciation and Amortization(d)
Chicken and Other Products:
United States (including Puerto Rico)	$20,617	$12,546
Mexico	3,218	3,150

Sub-total	23,835	15,696
Turkey	2,076	1,814

Total	$25,911	$17,510

(a) The acquisition of the ConAgra chicken division has been accounted for as a purchase, and the results of operations for this acquisition have been included in our consolidated results of operations since November 23, 2003, the acquisition date.

(b) Certain amounts in 2002 were reclassified to conform to current year presentation.

(c) Non-recurring recoveries are as follows (in millions):

	January 3, 2004	December 28, 2002
Avian influenza	$—	$14.3
Vitamin	—	0.1
Total	$—	$14.4

See discussion in “Results of Operations-Non-recurring recoveries” below.

(d) Includes amortization of capitalized financing costs of approximately $0.5 million and $0.4 million, respectively.

The following table presents certain items as a percentage of net sales for the periods indicated:

	Percentage of Net Sales Three Months Ended
	January 3, 2004 (14 weeks)	December 28, 2002 (13 weeks)
Net Sales	100.0%	100.0%
Costs and Expenses:
Cost of sales	92.6	95.5
Gross margin (excluding Non-recurring recoveries)	7.4	4.5
Non-recurring recoveries	—	(2.2)
Gross margin	7.4	6.7
Selling, general and administrative	4.4	5.1
Operating Income	3.0	1.6
Interest Expense	1.2	1.5
Income before Income Taxes	1.8	0.5
Net Income	1.0	0.4

Results of Operations

The change in our results of operations for the first fiscal quarter of 2004 as compared to the same period in fiscal 2003 is impacted by a number of significant items. The following is a brief description of these items and the nature of their effect in each of the two periods being presented. As discussed in Note B to the financial statements above, on November 23, 2003, we completed the purchase of all the outstanding stock of the corporations represented as ConAgra Foods, Inc. (“ConaAgra”) chicken division (“ConAgra chicken division”). This has resulted in significant increases in net sales and related costs, as well as, assets, liabilities, interest and outstanding debt. This acquisition has been included for six weeks in fiscal 2004.

Our first quarter ended January 3, 2004 included 14 weeks versus the first quarter of 2003 which included 13 weeks, resulting in an increase in each of the categories discussed in our results of operations by approximately 7.7%, as compared to the corresponding period in the preceding year. As this change impacted all the Income Statement categories in a reasonably consistent manner, no separate discussion of this factor is included in our results of operations discussion, unless the impact of the applicable category varied from the increase described above.

In October 2002, one product sample produced in our Franconia, Pennsylvania facility that had not been shipped to customers tested positive for Listeria. We later received information from the USDA suggesting environmental samples taken at the facility had tested positive for both the strain of Listeria identified in the product and a strain having characteristics similar to those of the strain identified in a Northeastern Listeria outbreak. As a result, we voluntarily recalled all cooked deli products produced at the plant from May 1, 2002 through October 11, 2002. We carried insurance designed to cover the direct recall related expenses and certain aspects of the related business interruption caused by the recall. We estimate that the sales in our turkey division were negatively affected by approximately $82.0 million, $30.0 million and $25.0 million during fiscal 2003 and for the first fiscal quarters of 2003 and 2004, respectively. For those same periods operating margins were negatively affected by approximately $65.0 – 70.0 million, $5.0 to $10.0 million and $10 to $15 million, respectively. As a result of these losses, the Company’s claim for business interruption and certain product re-establishment costs amounts to approximately $74.0 million for the period from the date of the recall through October 11, 2003, the 1-year anniversary of the recall and the insurance policy time limitation period for business interruption loss recovery. Aggregating the direct recall expense claim with the anticipated business interruption and product re-establishment costs, our total claim is expected to be approximately $100 million, although our policy limit is $50 million, $4 million of which has been received as of January 3, 2004 and $22.5 million of which has been recorded as a receivable from our insurance carriers. Therefore, the continuing effects of the recall on our business after January 3, 2004 will not be covered by insurance. This impact is estimated to continue until the sales of prepared foods turkey products from our Franconia, Pennsylvania plant have been reestablished in the market to pre-recall levels, which we currently project to be in the second half of fiscal 2004. In July 2003, we took steps to reduce our turkey production levels by approximately 15%, which began to take effect early fiscal 2004, and in December 2003, we took additional steps to reduce our turkey production levels by another approximate 15%, which will begin to take effect in June of fiscal 2004. Both of these cutbacks were implemented to reduce the product subject to commodity sales markets and to mitigate future losses. By the summer of 2004, we will have reduced our live turkey production by a total of approximately 30% from 2002 plan levels. These cutbacks will reduce both commodity sales and operating expenses. After the effect of the reductions in our turkey production described above, we estimate that the continuing effects of the recall will have a negative impact on our operating margins of $20.0 to $25.0 million during the first six-months of fiscal 2004.

Fiscal First Quarter 2004 Compared to Fiscal First Quarter 2003

Consolidated Net Sales. Consolidated net sales were $1,044.4 million for the first quarter of fiscal 2004, an increase of $417.0 million, or 66.5%, from the first quarter of fiscal 2003. The increase in consolidated net sales resulted from a $354.0 million increase in U.S. chicken sales to $744.0 million, a $0.9 million increase in Mexico chicken sales to $89.0 million and a $63.2 million increase in sales of other products to $118.1 million, offset partially by a $1.1 million decrease in turkey sales to $93.3 million. The increase in U.S. chicken sales was primarily due to the acquisition of the ConAgra chicken division, which contributed $209.9 million of U.S. chicken sales and $49.2 million of sales of other products. Also affecting U.S. chicken sales was a 19.5% increase in total revenue per dressed pound produced. The decrease in turkey sales was due primarily to a 0.6% decrease in revenue per pound and a 0.6% decrease in turkey production. The $0.9 million increase in Mexico chicken sales was primarily due to a 17.7% increase in pounds produced, offset by a 14.2% decrease in total revenue per pound produced. Mexico results were down from the prior year due to lower chicken pricing caused by liquidation of excessive levels of frozen inventories and increased industry production levels in Mexico when compared to the same period in the prior year. We expect that industry production levels for the foreseeable future in Mexico will remain higher when compared to the prior year however; we anticipate our Mexico operations will improve somewhat over the remainder of the year, but will continue to be below our prior year results. The $63.2 million increase in sales of other products was due to a $64.9 million increase in U.S. other sales to $113.4 million, of which $49.2 million was contributed by the ConAgra chicken division, offset partially by a $1.7 million decrease in Mexico’s other sales to $4.6 million.

Cost of Sales. Consolidated cost of sales was $967.3 million in the first quarter of fiscal 2004, an increase of $367.9 million, or 61.4%, when compared to the first quarter of fiscal 2003. The U.S. operations had an increase in cost of sales of $371.8 million, which was primarily due to the acquisition of the ConAgra chicken division. Our Mexico operations had a $10.5 million increase in cost of sales primarily due to a 17.7% increase in chicken production.

Non-recurring recoveries. Non-recurring recoveries were $14.4 million in the first quarter of fiscal 2003, consisting of $14.3 million of avian influenza reimbursements and $0.1 million of litigation settlements.

Gross Profit. Gross profit was $77.1 million for the first quarter of fiscal 2004, an increase of $34.7 million, or 81.8% from the same period last year, due to the ConAgra acquisition and improvements in U.S. operations, partially offset by weak results in our Mexico operations. For comparative purposes, management believes some investors may be interested in gross profit excluding the benefit of the Non-recurring recoveries. Excluding these Non-recurring recoveries of $14.4 million in the first quarter of fiscal 2003, gross profit for the first quarter of fiscal 2003 would have been $28.0 million. Gross profit for the first quarter of fiscal 2004 increased $49.1 million, or 175.4% from the same period last year before Non-recurring recoveries. Gross profit as a percentage of sales increased to 7.4% in the first quarter of fiscal 2004, from 6.7% in the first quarter of fiscal 2003. Gross profit before Non-recurring recoveries as a percentage of sales in the first quarter of fiscal 2003 was 4.5%

Selling, General and Administrative Expenses. Consolidated selling, general and administrative expenses were $46.3 million in the first quarter of fiscal 2004 and $32.0 million in the first quarter of fiscal 2003. The $14.3 million increase was due primarily to our November 23, 2004 acquisition of the ConAgra chicken division. As a percentage of sales, consolidated selling, general and administrative expenses decreased in the first quarter of fiscal 2004 to 4.4%, from 5.1% in the first quarter of fiscal 2003.

Operating Income. Consolidated operating income was $30.8 million for the first quarter of fiscal 2004, increasing by approximately $20.5 million when compared to the first quarter of fiscal 2003. The increase was due primarily to higher margins on our U.S. chicken products.

Interest Expense. Consolidated net interest expense increased 30.5% to $12.4 million in the first quarter of fiscal 2004, when compared to $9.5 million for the first quarter of fiscal 2003, due primarily to debt issued in connection with the November 23rd acquisition of the ConAgra chicken division.

Miscellaneous, Net. Consolidated miscellaneous, net expense (income) decreased $1.4 million to ($0.3) million, primarily due to $1.3 million of methionine and vitamin litigation settlements received in the first quarter of fiscal 2003.

Income Tax Expense. Consolidated income tax expense in the first quarter of fiscal 2004 was $8.3 million, compared to an income tax expense of $0.2 million in the first quarter of fiscal 2003. This increase in consolidated income tax expense was primarily caused by higher pretax earnings in the U.S. for the first quarter of fiscal 2004, and by a significantly lower effective tax benefit on Mexico net operating losses.

Liquidity and Capital Resources

On November 23, 2003, we completed the purchase of all the outstanding stock of the corporations represented as the ConAgra Foods, Inc. (“ConAgra”) chicken division (“ConAgra chicken division”). The acquired business has been included in our results of operations since the date of the acquisition. The acquisition provides us with additional lines of specialty prepared chicken products, well-known brands, well-established distributor relationships and Southeastern United States processing facilities. The acquisition also includes the largest distributor of chicken products in Puerto Rico. This allows us to provide customers at every point in the distribution chain with the broadest range of quality value-added chicken products and services available in the market today.

Based on the estimated closing balance sheet delivered prior to closing, and our common stock data through five days prior to closing, the acquisition was preliminarily valued at approximately $665.8 million. This was funded by (1) $100 million of 9 1/4% senior subordinated notes due 2013, issued on November 21, 2003, (2) $100 million of 9 5/8% senior unsecured notes due 2011, issued August 18, 2003 with net proceeds of $101.5 million, which were used to pay down existing borrowings under the Company’s revolving/term credit facility pending the closing of the acquisition and as a result at closing the amount was re-borrowed from our revolving/term credit facility, (3) $100 million of secured notes sold to an insurance company, which have an interest rate equal to LIBOR plus 2.2075%, $80 million of which is due in 2013 and $20 million of which is due in 2010 and (4) the issuance of 25,443,054 shares of our common stock valued at $14.05 per share, the closing price of our common stock on November 17, 2003, the day on which final stock consideration was determined, less costs associated with the issuance of the equity. In addition, the Company assumed certain long-term debt and paid transaction costs.

The final purchase price is subject to adjustment based on determination of the final adjusted net book value of the assets purchased, which is expected to occur in the third or fourth quarter of fiscal 2004. Based on the preliminary closing balance sheet, it appears that the consideration paid at closing could be as much as $47 million in excess of the final amount due to ConAgra, which will be determined based on an audit of the preliminary closing balance sheet, which is expected to be completed in the third fiscal quarter of 2004. This amount has been classified as “Other Assets” pending resolution of the final purchase price. If, subsequent to this audit, Pilgrim’s Pride and ConAgra cannot agree on the purchase price, the determination of the purchase price will be submitted to binding arbitration. Accordingly, no assurances can be given that the purchase price will be reduced by $47 million or at all. According to the purchase agreement, any amounts owed in connection with this final determination of value will also include interest at the rate of 7.5% per annum from November 23, 2003 until the date paid.

Purchase consideration:

(In thousands)

Common stock	$357,475
Long-term debt	300,767
Transaction costs	7,595

Total consideration	$665,837

At January 3, 2004, we maintained $130.0 million in revolving credit facilities, $30.0 million of which relates to our Mexico operations and $400.0 million in a secured revolving/term borrowing facility. The $400.0 million revolving/term borrowing facility provides for borrowing availability until November 15, 2004, with $285.0 million of commitments maturing November 16, 2010 and $115.0 million of commitments maturing November 16, 2007. Borrowings under this facility are split pro rata between the commitments maturing November 16, 2010 and the commitments maturing November 16, 2007, as they occur. The credit facilities provide for interest rates ranging from LIBOR plus five-eighths percent to LIBOR plus two and three-quarters percent depending upon our total debt to capitalization ratio. Interest rates on debt outstanding under these facilities at January 3, 2004 ranged from LIBOR plus one and one-half percent to LIBOR plus one and three-quarters percent. The $100 million domestic revolving credit facility is secured by domestic chicken inventories. The $30.0 million facility in Mexico is secured by the accounts receivable, inventories and certain fixed assets of the Company’s Mexico operations. The revolving/term borrowing facility is secured by certain fixed assets. Borrowings against these facilities are subject to the availability of collateral and no material adverse change provisions.

We had $98.1 million in cash at January 3, 2004. After quarter end, the majority of this cash was used to fund the payment of accounts payable and to reduce borrowings under our $400 million secured revolving/term credit facility by approximately $27.0 million. As of January 30, 2004, our borrowings under the revolving/term credit facility were $120.0 million, compared with $147.0 million as of January 3, 2004.

Under our Receivables Purchase Agreement, we sell on a revolving basis, up to $125 million of certain trade receivables (the “Pooled Receivables”) to a special purpose corporation wholly owned by us, which in turn sells a percentage ownership interest to third parties. At January 3, 2004 and September 27, 2003, an interest in these Pooled Receivables of $58.5 million had been sold to third parties and was reflected as a reduction to accounts receivable. The gross proceeds resulting from the sale are included in cash flows from operating activities in the Consolidated Statements of Cash Flows. Losses on these sales were immaterial. As of the fiscal month ended January 3, 2004, $34.7 million additional Pooled Receivables were available for sale.

Obligations under long-term debt and non-cancelable operating leases at January 3, 2004 are as follows (in millions):

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term Debt(a)	$725.7	$11.3	$43.0	$39.8	$631.7
Guarantee Fees	16.9	2.5	6.5	5.6	2.3
Operating Leases	115.7	28.8	46.0	28.9	12.0

Total	$858.3	$42.6	$95.5	$74.3	$646.0

(a) Excludes $17.5 million in letters of credit outstanding related to normal business transactions.

At January 3, 2004, our working capital increased to $342.8 million and our current ratio decreased to 1.64 to 1, compared with working capital of $199.5 million and a current ratio of 1.69 to 1 at September 27, 2003, primarily due to the working capital changes discussed below.

Trade accounts and other receivables were $270.5 million at January 3, 2004, compared to $127.0 million at September 27, 2003. The $143.5 million, or 113.0%, increase in trade accounts and other receivables was primarily due to the November 23, 2003 acquisition of the ConAgra chicken division. Excluding the sale of receivables, trade accounts and other receivables would have been $150.4 million at the end of the first quarter of fiscal 2004 and $143.8 million at the end of fiscal 2003.

Inventories were $535.4 million at January 3, 2004, compared to $340.9 million at September 27, 2003. The $194.5 million, or 57.1%, increase in inventories was primarily due to the November 23, 2003 acquisition of the ConAgra chicken division.

Accounts payable and accrued expenses increased $261.8 million to $528.5 million at January 3, 2004, compared to $266.7 million at September 27, 2003, primarily due to the November 23rd acquisition of the ConAgra chicken division.

Capital expenditures of $20.6 million and $9.1 million, for the three months ended January 3, 2004 and December 28, 2002, respectively, were primarily incurred to improve efficiencies, reduce costs and for the routine replacement of equipment. We anticipate spending approximately $140.0 million to $160.0 million in fiscal 2004 to improve efficiencies and for the routine replacement of equipment. We expect to finance such expenditures with available operating cash flows and existing revolving/term and revolving credit facilities.

Cash flows provided by operating activities were $118.8 million and $40.6 million, for the three months ended January 3, 2004 and December 28, 2002, respectively. Cash provided by operating activities includes positive cash flows from a transaction with the Company’s major stockholder in the amount of $48.0 million and $43.7 million in the quarters ended January 3, 2004 and December 28, 2002, respectively. See Note H—Related Party Transactions. The increase in cash flows provided by operating activities for the first quarter of fiscal 2004, when compared to the first quarter of fiscal 2003, was due primarily to the November 23, 2004 acquisition of the ConAgra chicken division, as well as the significant changes in working capital items described above.

Cash flows provided by financing activities were $285.2 million and a cash use of $16.6 million for the three months ended January 3, 2004 and December 28, 2002, respectively. The increase in cash provided by financing activities for the first quarter of fiscal 2004, when compared to the first quarter of fiscal 2003, was due primarily to the November 23rd acquisition of the ConAgra chicken division.

We are a party to many routine contracts in which we provide general indemnities in the normal course of business to third parties for various risks. We have not recorded a liability for any of these indemnities, as the likelihood of payment in each case is considered remote.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Feed Ingredients

We purchase certain commodities, primarily corn and soybean meal. As a result, our earnings are affected by changes in the price and availability of such feed ingredients. As market conditions dictate, we will from time to time lock-in future feed ingredient prices using various hedging techniques, including forward purchase agreements with suppliers and futures contracts. We do not use such financial instruments for trading purposes and are not a party to any leveraged derivatives. Market risk is estimated as a hypothetical 10% increase in the weighted-average cost of our primary feed ingredients as of January 3, 2004. Based on our feed consumption during the first three months of fiscal 2004, such an increase would have resulted in an increase to cost of sales of approximately $37.8 million, excluding the impact of any hedging in that period.

Foreign Currency

Our earnings are affected by foreign exchange rate fluctuations related to the Mexican peso net monetary position of our Mexico subsidiaries. We manage this exposure primarily by attempting to minimize our Mexican peso net monetary position, but from time to time we have considered executing hedges to help minimize this exposure. Such instruments, however, have historically not been economically feasible. We are also exposed to the effect of potential exchange rate fluctuations to the extent that amounts are repatriated from Mexico to the United States. However, we currently anticipate that the cash flows of our Mexico subsidiaries will continue to be reinvested in our Mexico operations. In addition, the Mexican peso exchange rate can directly and indirectly impact our results of operations and financial position in several ways, including potential economic recession in Mexico resulting from a devalued peso. The impact on our financial position and results of operations resulting from a hypothetical change in the exchange rate between the U.S. dollar and the Mexican peso cannot be reasonably estimated. Foreign currency exchange gains and losses, representing the change in the U.S. dollar value of the net monetary assets of our Mexico subsidiaries denominated in Mexican pesos, was a gain of $0.1 million in the first three months of fiscal 2004 compared to a gain of $0.4 million for the first three months of fiscal 2003. On January 3, 2004, the Mexican peso closed at 11.11 to 1 U.S. dollar, compared to 11.03 at September 27, 2003. No assurance can be given as to how future movements in the peso could affect our future earnings.

There have been no material changes from the information provided in Item 7A of our Annual Report on Form 10-K for the fiscal year ended September 27, 2003, other than as described above.

Forward Looking Statements

Statements of our intentions, beliefs, expectations or predictions for the future, denoted by the words “anticipate,” “believe,” “estimate,” “expect,” “project,” “imply,” “intend,” “foresee” and similar expressions, are forward-looking statements that reflect our current views about future events and are subject to risks, uncertainties and assumptions. Such risks, uncertainties and assumptions include the following:

•	Matters affecting the poultry industry generally, including fluctuations in the commodity prices of feed ingredients, chicken and turkey;

•	Disease outbreaks affecting the production performance and/or marketability of the Company’s poultry products;

•	Contamination of our products, which can lead to product liability claims and product recalls;

•	Exposure to risks related to product liability, product recalls, property damage and injuries to persons, for which insurance coverage is expensive, limited and potentially inadequate;

•	Management of our cash resources, particularly in light of our substantial leverage;

•	Restrictions imposed by, and as a result of, our substantial leverage;

•	Currency exchange rate fluctuations, trade barriers, exchange controls, expropriation and other risks associated with foreign operations;

•	Changes in laws or regulations affecting our operations, as well as competitive factors and pricing pressures;

•	Inability to effectively integrate any acquisitions, including our recently completed acquisition of ConAgra’s chicken division, or realize the associated anticipated cost savings and operating synergies; and

•	The impact of uncertainties of litigation as well as other risks described herein and under “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman (the Company’s Principal Executive Officer) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, the Company’s management, including the Chairman and CFO, concluded that the Company’s disclosure controls and procedures were effective.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On August 20, 1999, the former WLR Foods brought legal action as a plaintiff in an antitrust lawsuit filed in the U.S. District Court in Washington D.C. alleging a world-wide conspiracy by approximately 34 named defendants to control production capacity and raise prices of common vitamins such as A, B-4, C, and E. We joined this lawsuit with respect to vitamin purchases not included in our previous settlement with the named defendants as a member of a class action lawsuit settled in fiscal 2000. To date, claims related to approximately 83% of the WLR Foods affected vitamin purchases have been settled by or on behalf of the former WLR Foods, which settlements have resulted in payments to us and the former WLR Foods of $33.1 million. The

Company anticipates receiving approximately $1.0 million in additional settlement proceeds in the second quarter of fiscal 2004. Once this amount is received, no additional proceeds are anticipated related to these actions.

In October 2002, a limited number of USDA environmental samples from our Franconia, Pennsylvania plant tested positive for Listeria. As a result, we voluntarily recalled all cooked deli products produced at the plant from May 1, 2002 through October 11, 2002. No illnesses associated with the Listeria strain in a Northeastern outbreak have been linked to any of our products, and none of our products have tested positive for the outbreak strain. However, following this recall, a number of demands and cases have been made and filed alleging injuries purportedly arising from the consumption of products produced at this facility. These cases include: Lawese Drayton, Individually and as Personal Representative of the Estate of Raymond Drayton, deceased, Plaintiff, v. Pilgrim’s Pride Corporation, Jack Lambersky Poultry Company, Inc. DBA JL Foods Co, Inc., Defendants,” which was filed against us in the United States District Court for the Eastern District of Pennsylvania on April 15, 2003; “Laron Harvey, by his mother and natural guardian, Shakandra Hampton, and Shakandra Hampton in her own right v. Pilgrim’s Pride Corporation, et al.,” which was filed in the Pennsylvania Court of Common Pleas on May 5, 2003, and has since been removed to the U.S. District Court of the Eastern District of Pennsylvania; “Ryan and Dana Patterson v. Pilgrim’s Pride Corp., et al.” which was filed in the Superior Court of New Jersey, Law Division, Passaic County, on August 12, 2003; and Jamar Clarke, a minor, and Wanda Multrie Clarke v. Pilgrim’s Pride Corporation et al.” which was filed in the Supreme Court of the State of New York, County of Queens on August 1, 2003. Neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to any of these cases can be determined at this time. These cases are in various stages of litigation, and we believe we have meritorious defenses to each of the claims, which we intend to vigorously defend. After considering our available insurance coverage, we do not expect any of these matters to have a material impact on our financial position, operations or liquidity.

On December 31, 2003, we were served with a purported class action complaint styled “Angela Goodwin, et al. v. ConAgra Poultry Company and Pilgrim’s Pride” in the United States District Court, Western District of Arkansas, El Dorado Division, alleging racial and age discrimination at one of the facilities we acquired from ConAgra. We are evaluating the defense and materiality of the claim. Neither the likelihood of an unfavorable outcome nor the ultimate liability, if any, can be determined at this time.

We are subject to various other legal proceedings and claims, which arise in the ordinary course of our business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect our financial position or results of operations.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

Prior to November 22, 2003, the Company had two classes of authorized common stock, Class A common stock and Class B common stock. The shares had substantially the same rights, powers and limitations, except that each share of Class B common stock entitled the holder thereof to 20 votes per share, except as otherwise provided by law, on any matter submitted for a stockholder vote, while each share of Class A common stock entitled the holder thereof to one vote per share on any such matter.

The Company’s stockholders adopted, at a special meeting of stockholders on November 20, 2003, a proposal to amend our certificate of incorporation to reclassify our Class A common stock and Class B common stock into a single class of common stock.

After the New York Stock Exchange closed on November 21, 2003, each share of Class A common stock and each share of Class B common stock was reclassified into one share of new common stock. The new common stock is our only class of authorized common stock. Following the reclassification, the Class A common stock and Class B common stock were no longer listed on the New York Stock Exchange. The new common stock is listed on the New York Stock Exchange under the symbol “PPC” and registered under the Securities Exchange Act of 1934. There were 13,794,529 shares of Class A common stock and 27,589,250 shares of Class B common stock outstanding prior to the reclassification. Immediately after giving effect to the reclassification, there were 41,383,779 shares of our new common stock outstanding, all of which were held by our then current stockholders.

Following the reclassification, our certificate of incorporation contains no provision for Class A common stock or Class B common stock. In connection with the elimination of the dual class capital structure, our certificate of incorporation now authorizes 160 million shares of common stock instead of 100 million shares of Class A common stock and 60 million shares of Class B common stock.

Except as to voting rights, the rights of the new common stock are substantially identical to the rights of the Class A common stock and Class B common stock. Each share of Class A common stock or Class B common stock that was reclassified into our new common stock is entitled to cast twenty votes on all matters submitted to a vote of the stockholders until there is a change in the beneficial ownership of such share, as determined by us or our transfer agent based upon criteria specified in the certificate of amendment to our certificate of incorporation and written procedures we may adopt from time to time.

Subject to certain exceptions specified in the certificate of amendment to our certificate of incorporation, following a change in beneficial ownership of a share that is reclassified, the share will be entitled to only one vote. Shares of new common stock issued after the reclassification will also only be entitled to one vote per share, including the shares issued to ConAgra Foods in the ConAgra chicken division acquisition. Shares held in street name or by a broker or nominee will be presumed to have been acquired after the reclassification and to therefore have one vote per share. This presumption is rebuttable by the holder’s showing that such share was subject to the reclassification and that no change in beneficial ownership of such share has occurred since the reclassification.

The reclassification had no significant effect on our Consolidated Financial Statements, as the combination of the Class A and Class B shares into a new class of common stock did not affect the overall shares of common stock outstanding. Prior year balances reflect this reclassification as if it had occurred as of the earliest period presented.

As described above, in “Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in connection with our purchase of the ConAgra chicken division, on November 23, 2003 we issued 25,443,054 shares of our common stock to ConAgra Foods, Inc., in a private placement exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 4. Submission of Matters to a Vote of Security Holders

Pilgrim’s Pride Corporation held a Special Meeting of Stockholders on November 20, 2003. The meeting was held to vote upon a proposal to reclassify the Class A common stock and Class B common stock into a single class of common stock and to vote upon a proposal to issue shares of Pilgrim’s Pride common stock to ConAgra Foods, Inc. in connection with acquisition by Pilgrim’s Pride of the ConAgra chicken division. Both proposals were approved by the stockholders. There were 491,130,566 votes received in the aggregate. With regard to the proposal to reclassify the Class A common stock and Class B common stock into a single class of common stock the following votes were cast:

For	490,994,919
Against	78,525
Abstained	57,122
Broker Non-votes	0

The proposal to reclassify the Company’s common stock was approved by the above results.

With regard to the proposal to issue shares of Pilgrim’s Pride common stock to ConAgra Foods, Inc. in connection with the acquisition by Pilgrim’s Pride of the ConAgra chicken division the following votes were cast:

For	490,135,303
Against	908,559
Abstained	86,704
Broker Non-votes	0

The proposal to issue the Company’s common stock to ConAgra was approved by the above results.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibit Number

3.1	Certificate of Incorporation of the Company, as amended.*

3.2	Amended and Restated Corporate Bylaws of the Company (incorporated by reference from Exhibit 4.4 of the Company’s Registration Statement on Form S-8 (No. 333-111929) filed on January 15, 2004).

4.1	Certificate of Incorporation of the Company, as amended (included as Exhibit 3.1).

4.2	Amended and Restated Corporate Bylaws of the Company (included as Exhibit 3.2).

4.3	Indenture, dated November 21, 2003, between Pilgrim’s Pride Corporation and The Bank of New York as Trustee (incorporated by reference from Exhibit 4.1 of the Company’s Registration Statement on Form S-4 (No. 333-111975) filed on January 16, 2004).

4.4	Registration Rights Agreement, dated as of November 6, 2003, among Pilgrim’s Pride Corporation and Credit Suisse First Boston LLC (incorporated by reference from Exhibit 4.2 of the Company’s Registration Statement on Form S-4 (No. 333-111975) filed on January 16, 2004).

4.5	Form of 9 ¼% Note due 2013 (incorporated by reference from Exhibit 4.3 of the Company’s Registration Statement on Form S-4 (No. 333-111975) filed on January 16, 2004).

10.1	Fourth Amendment to the Revolving Credit Agreement made as of September 7, 2001, by and between Grupo Pilgrim’s Pride Funding S. de R.L. de C.V., Comerica Bank and Comerica Bank Mexico, S.A., Institucion de Banca Multiple dated as of November 18, 2003.*

10.2	Fourth Amended and Restated Note Purchase Agreement dated November 18, 2003, among Pilgrim’s Pride Corporation, John Hancock Life Insurance Company (formerly known as John Hancock Mutual Life Insurance Company) and ING Capital LLC.*

10.3	Amendment No. 3 to Stock Purchase Agreement, dated November 23, 2003, between Pilgrim’s Pride Corporation and ConAgra Foods, Inc. (incorporated by reference from Exhibit 2.16 of the Company’s Current Report on Form 8-K (No. 001-09273) dated December 8, 2003).

10.4	Amendment No. 4 dated as of December 31, 2003 to Receivables Purchase Agreement dated as of June 26, 1998, among Pilgrim’s Pride Funding Corporation, Pilgrim’s Pride Corporation as initial Servicer, Fairway Finance Company, LLC (as successor to Fairway Finance Corporation) as purchaser and Harris Nesbitt Corp. (f/k/a BMO Nesbitt Burns Corp.) as agent for the purchaser.*

10.5	Amendment No. 1 dated as of December 31, 2003 to Purchase and Contribution Agreement dated as of June 26, 1998, between Pilgrim’s Pride Funding Corporation and Pilgrim’s Pride Corporation.*

10.6	Employee Stock Investment Plan of the Company (incorporated by reference from Exhibit 4.1 of the Company’s Registration Statement on form S-8 (No. 333-111929) filed on January 15, 2004).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer of Pilgrim’s Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer of Pilgrim’s Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith

(b)	Reports on Form 8-K

The Company filed two Current Reports on Form 8-K on November 5, 2003, to furnish certain financial statements as well as exhibits pursuant to “Item 12. Results of Operations and Financial Condition,” in accordance with SEC Release No. 33-8216.

The Company filed a Current Report on Form 8-K on November 6, 2003, to furnish a transcript of a conference call conducted by the Company pursuant to “Item 12. Results of Operations and Financial Condition,” in accordance with SEC Release No. 33-8216.

The Company filed a Current Report on Form 8-K on November 7, 2003, to report the pricing of a private offering of $100 million aggregate principal amount of 9.25% senior subordinated notes due 2013, pursuant to “Item 5—Other Events.”

The Company filed a Current Report on Form 8-K on November 21, 2003, to report the approval of the Company’s proposal to combine its Class A and Class B Common Stock and to issue shares in connection with the acquisition of ConAgra’s chicken division, pursuant to “Item 5 -Other Events.”

The Company filed a Current Report on Form 8-K on December 8, 2003, to report the Company’s acquisition of the ConAgra chicken division on November 23, 2003, pursuant to “Item 2—Acquisition or Disposition of Assets.”

The Company filed a Current Report on Form 8-K/A on January 13, 2004, amending its Current Report on Form 8-K of December 8, 2003, to provide the Financial Statements and Pro Forma Financial Information relating to the Company’s acquisition of the ConAgra chicken division, pursuant to “Item 2—Acquisition or Disposition of Assets.”

The Company filed a Current Report on Form 8-K on January 26, 2004, to furnish a press release issued by the Company announcing its results of operations for the first fiscal quarter of 2004, pursuant to “Item 12. Results of Operations and Financial Condition,” in accordance with SEC Release No. 33-8216.

The Company filed two Current Reports on Form 8-K and one Current Report on Form 8-K/A on January 27, 2003, to furnish certain financial statements as well as exhibits pursuant to “Item 12. Results of Operations and Financial Condition,” in accordance with SEC Release No. 33-8216.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PILGRIM’S PRIDE CORPORATION

/s/ Richard A. Cogdill
Date: February 4, 2004	Richard A. Cogdill Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer, Chief Accounting Officer and Authorized Signatory)

EXHIBIT INDEX

3.1	Certificate of Incorporation of the Company, as amended.*

3.2	Amended and Restated Corporate Bylaws of the Company (incorporated by reference from Exhibit 4.4 of the Company’s Registration Statement on Form S-8 (No. 333-111929) filed on January 15, 2004).

4.1	Certificate of Incorporation of the Company, as amended (included as Exhibit 3.1).

4.2	Amended and Restated Corporate Bylaws of the Company (included as Exhibit 3.2).

4.3	Indenture, dated November 21, 2003, between Pilgrim’s Pride Corporation and The Bank of New York as Trustee (incorporated by reference from Exhibit 4.1 of the Company’s Registration Statement on Form S-4 (No. 333-111975) filed on January 16, 2004).

4.4	Registration Rights Agreement, dated as of November 6, 2003, among Pilgrim’s Pride Corporation and Credit Suisse First Boston LLC (incorporated by reference from Exhibit 4.2 of the Company’s Registration Statement on Form S-4 (No. 333-111975) filed on January 16, 2004).

4.5	Form of 9 ¼% Note due 2013 (incorporated by reference from Exhibit 4.3 of the Company’s Registration Statement on Form S-4 (No. 333-111975) filed on January 16, 2004).

10.1	Fourth Amendment to the Revolving Credit Agreement made as of September 7, 2001, by and between Grupo Pilgrim’s Pride Funding S. de R.L. de C.V., Comerica Bank and Comerica Bank Mexico, S.A., Institucion de Banca Multiple dated as of November 18, 2003.*

10.2	Fourth Amended and Restated Note Purchase Agreement dated November 18, 2003, among Pilgrim’s Pride Corporation, John Hancock Life Insurance Company (formerly known as John Hancock Mutual Life Insurance Company) and ING Capital LLC.*

10.3	Amendment No. 3 to Stock Purchase Agreement, dated November 23, 2003, between Pilgrim’s Pride Corporation and ConAgra Foods, Inc. (incorporated by reference from Exhibit 2.16 of the Company’s Current Report on Form 8-K (No. 001-09273) dated December 8, 2003).

10.4	Amendment No. 4 dated as of December 31, 2003 to Receivables Purchase Agreement dated as of June 26, 1998, among Pilgrim’s Pride Funding Corporation, Pilgrim’s Pride Corporation as initial Servicer, Fairway Finance Company, LLC (as successor to Fairway Finance Corporation) as purchaser and Harris Nesbitt Corp. (f/k/a BMO Nesbitt Burns Corp.) as agent for the purchaser.*

10.5	Amendment No. 1 dated as of December 31, 2003 to Purchase and Contribution Agreement dated as of June 26, 1998, between Pilgrim’s Pride Funding Corporation and Pilgrim’s Pride Corporation.*

10.6	Employee Stock Investment Plan of the Company (incorporated by reference from Exhibit 4.1 of the Company’s Registration Statement on form S-8 (No. 333-111929) filed on January 15, 2004).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer of Pilgrim’s Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer of Pilgrim’s Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith