Form 10-Q
period 2004-04-03
PILGRIMS PRIDE CORP
filed 2004-05-04
CIK 802481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2004

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

Number of shares outstanding of issuer’s common stock, as of April 30, 2004, was 66,555,733.

INDEX

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Pilgrim’s Pride Corporation and Subsidiaries

Consolidated Balance Sheets

	April 3, 2004	September 27, 2003
	(Unaudited)
	(in thousands except share data)
Assets
Current Assets:
Cash and cash equivalents	$47,151	$16,606
Trade accounts and other receivables, less allowance for doubtful accounts	209,699	127,020
Inventories	605,562	340,881
Other current assets	10,641	6,201

Total Current Assets	873,053	490,708

Other Assets	108,991	31,302

Property, Plant and Equipment:
Land	54,607	38,708
Buildings, machinery and equipment	1,535,333	1,085,281
Autos and trucks	61,660	55,239
Construction-in-progress	34,225	21,209

	1,685,825	1,200,437
Less accumulated depreciation	519,821	464,963

	1,166,004	735,474

	$2,148,048	$1,257,484

Liabilities and Stockholders’ Equity
Current Liabilities:
Notes payable to banks	$4,000	$—
Accounts payable	303,361	159,164
Accrued expenses	221,516	107,503
Current deferred income tax	10,242	10,242
Current maturities of long-term debt	8,331	2,680

Total Current Liabilities	547,450	279,589

Long-Term Debt, Less Current Maturities	643,298	415,965
Deferred Income Taxes	115,905	113,988
Minority Interest in Subsidiary	1,202	1,246
Commitments and Contingencies	—	—

Stockholders’ Equity:
Preferred stock, $.01 par value, 5,000,000 authorized shares; none issued	—	—
Common stock – $.01 par value, 160,000,000 authorized shares; 66,826,833 and 41,383,779 issued and outstanding, respectively	668	414
Additional paid-in capital	431,662	79,625
Retained earnings	409,431	368,195
Accumulated other comprehensive income	—	30
Less treasury stock, 271,100 shares	(1,568)	(1,568)

Total Stockholders’ Equity	840,193	446,696

	$2,148,048	$1,257,484

See notes to consolidated financial statements.

Pilgrim’s Pride Corporation and Subsidiaries

Consolidated Income Statements

(Unaudited)

	Three Months Ended		Six Months Ended
	April 3, 2004	March 29, 2003	April 3, 2004 (27 Weeks)	March 29, 2003 (26 Weeks)
	(in thousands, except share and per share data)
Net Sales	$1,384,907	$630,592	$2,429,275	$1,257,997
Costs and Expenses:
Cost of sales	1,257,816	604,919	2,225,080	1,204,325
Non-recurring recoveries	(68)	(11,312)	(76)	(25,700)
Selling, general and administrative	65,649	35,576	111,952	67,621

	1,323,397	629,183	2,336,956	1,246,246

Operating income	61,510	1,409	92,319	11,751

Other Expense (Income):
Interest expense, net	13,524	9,942	25,968	19,418
Foreign exchange (gain) loss	185	217	263	(132)
Miscellaneous, net	1,256	(26,896)	936	(28,662)

	14,965	(16,737)	27,167	(9,376)

Income before income taxes	46,545	18,146	65,152	21,127
Income tax expense	13,594	7,381	21,915	7,606

Net income	$32,951	$10,765	$43,237	$13,521

Net income per common share – basic and diluted	$0.50	$0.26	$0.73	$0.33

Dividends per common share	$0.015	$0.015	$0.030	$0.030

Weighted average shares outstanding	66,555,733	41,112,679	58,882,431	41,112,679

See notes to consolidated financial statements.

Pilgrim’s Pride Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	April 3, 2004 (27 Weeks)	March 29, 2003 (26 Weeks)
	(in thousands)
Cash Flows From Operating Activities:
Net income	$43,237	$13,521
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	58,998	35,312
Gain on property disposals	(365)	(132)
Deferred income taxes	1,917	9,804
Changes in operating assets and liabilities:
Accounts and other receivables	43,425	(24,739)
Inventories	(68,131)	(18,563)
Other current assets	(1,102)	(1,094)
Accounts payable and accrued expenses	81,953	(28,764)
Other	(73)	(1,345)

Cash provided by (used in) operating activities	159,859	(16,000)

Investing Activities:
Acquisitions of property, plant and equipment	(39,981)	(25,024)
Business acquisition, net of equity consideration	(304,054)	—
Proceeds from property disposals	706	292
Other, net	262	(589)

Cash used in investing activities	(343,067)	(25,321)

Financing Activities:
Borrowing for acquisition	300,767	—
Proceeds from notes payable to banks	70,000	206,000
Repayments of notes payable to banks	(66,000)	(206,000)
Proceeds from long-term debt	205,166	108,133
Payments on long-term debt	(288,949)	(65,681)
Equity and debt issue cost	(5,185)	—
Cash dividends paid	(2,001)	(1,237)

Cash Provided By Financing Activities	213,798	41,215

Effect of exchange rate changes on cash and cash equivalents	(45)	(410)

Increase (decrease) in cash and cash equivalents	30,545	(516)
Cash and cash equivalents at beginning of year	16,606	14,913

Cash and Cash Equivalents at End of Period:	$47,151	$14,397

Supplemental Non-cash Disclosure Information:
Business acquisition, equity consideration (before cost of issuance)	$357,475	$—

See notes to consolidated financial statements.

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES

April 3, 2004

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Pilgrim’s Pride Corporation (referred to herein as “Pilgrim’s,” or “the Company,” “we,” “us,” “our” or similar terms) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S.”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments unless otherwise disclosed) considered necessary for a fair presentation have been included. Operating results for the period ended April 3, 2004 are not necessarily indicative of the results that may be expected for the year ended October 2, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in Pilgrim’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003.

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

Total comprehensive income was $33.0 million and $10.8 million for the three months and $43.2 million and $13.5 million for the six months ending April 3, 2004 and March 29, 2003, respectively.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51” (“Interpretation No. 46”). On June 29, 1999, the Camp County Industrial Development Corporation issued $25.0 million of variable-rate environmental facilities revenue bonds supported by letters of credit we obtained. We may draw from these proceeds over the construction period for new sewage and solid waste disposal facilities at a poultry by-products plant to be built in Camp County, Texas. We are not required to borrow the full amount of the proceeds from the revenue bonds. All amounts borrowed from these funds will be due in 2029. The adoption of Interpretation No. 46 did not result in the consolidation of the Camp County Industrial Development Corporation, as variable interest entities created by governmental entities are specifically excluded from consolidation under Interpretation 46. We will record as debt only amounts ultimately spent on construction of the sewage and solid waste disposal facility as proceeds are drawn by the Company in reimbursement of such construction. The Company has no other interest in variable interest entities.

Certain reclassifications have been made to prior periods to conform to current presentations.

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES

April 3, 2004

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

Based on the estimated closing balance sheet delivered prior to closing, and our common stock data through five days prior to closing, the acquisition has been preliminarily valued at approximately $667.2 million. This was funded by (1) $100.0 million of 9 1/4% senior subordinated notes due 2013, issued on November 21, 2003, (2) $100.0 million of 9 5/8% senior unsecured notes due 2011, issued August 18, 2003 at a price of 103.5% of the principal amount thereof, the net proceeds of which were used to pay down existing borrowings under the Company’s revolving/term credit facility pending the closing of the acquisition and as a result at closing the amount was re-borrowed from our revolving/term credit facility, (3) $100.0 million of secured notes sold to an insurance company, which have an interest rate equal to LIBOR plus 2.2075%, $80.0 million of which has a maturity date in 2013 and $20.0 million of which has a maturity date in 2010 and (4) the issuance of 25,443,054 shares of our common stock valued at $14.05 per share, the closing price of our common stock on November 17, 2003, the day on which final stock consideration was determined, less costs associated with the issuance of the equity. In addition, the Company assumed certain long-term debt and paid transaction costs.

The final purchase price is subject to adjustment based on determination of the final adjusted net book value of the assets purchased, which is expected to occur before the end of fiscal 2004. Based on our determination of the preliminary closing balance sheet and subsequent analyses, it appears that the consideration paid at closing could be as much as $61 million in excess of the final amount due to ConAgra (the “Potential Overpayment”). This amount has been classified as “Other Assets” pending resolution of the final purchase price. On April 23, 2004, Pilgrim’s Pride received a financial statement from the designated auditor of the preliminary closing balance sheet that indicates that the consideration paid at closing was $24 million in excess of the final amount due to ConAgra. Each of Pilgrim’s Pride and ConAgra has the right to object to the calculations contained in this financial statement, and Pilgrim’s Pride intends to object and assert the balance of the Potential Overpayment. If Pilgrim’s Pride and ConAgra cannot agree on the purchase price, the determination of the purchase price will be submitted to a mutually acceptable independent accountant for a final determination. Accordingly, no assurances can be given that the purchase price will be reduced by $61 million or at all. According to the purchase agreement, any amounts owed in connection with this final determination of value will also include interest at the rate of 7.0% per annum from November 23, 2003 until the date paid.

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES

April 3, 2004

Purchase consideration:

(In thousands):

Common stock	$357,475
Long-term debt	300,767
Transaction costs	8,937

Total purchase price	$667,179

The following table summarizes the Company’s estimates of fair value of the assets acquired and liabilities assumed at the date of acquisition. The Potential Overpayment discussed above, along with a preliminary estimate of the intangible assets acquired are included in “Other Assets.” The purchase price allocation is preliminary and will be finalized after completion of the independent appraisal of significant assets and liabilities acquired, which is currently underway, and the Company’s evaluation of the operations acquired from ConAgra, which began immediately after the closing of the acquisition, and after determination of the final purchase price pursuant to the Company’s stock purchase agreement with ConAgra.

Purchase price allocation:

(In thousands):

Current assets	$326,118
Property, plant and equipment	450,539
Other assets	84,628

Total assets acquired	$861,285

Current liabilities	$178,106
Long-term debt	16,000

Total liabilities assumed	$194,106

Total purchase price	$667,179

The unaudited pro forma financial information has been presented as if the acquisition of the ConAgra chicken division had occurred as of the beginning of each period presented. For the three and six month periods ended March 29, 2003, the ConAgra chicken division information has been included with a one-month lag to the Pilgrim’s Pride reporting period in order to maintain their existing quarterly period.

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES

April 3, 2004

Pro Forma Financial Information:

	Three Months Ended		Six Months Ended
In thousands, except share and per share data	April 3, 2004	March 29, 2003	April 3, 2004 (27 Weeks)	March 29,2003 (26 Weeks)
Net sales	$1,384,907	$1,178,245	$2,890,722	$2,399,503
Depreciation and amortization	$33,087	$34,761	$67,488	$66,064
Operating income	$61,510	$(26,040)	$117,425	$(6,226)
Interest expense, net	$13,524	$18,915	$30,339	$35,187
Income before taxes	$46,545	$(16,549)	$86,577	$(11,106)
Net Income	$32,951	$(11,023)	$56,521	$(6,740)
Net income per common share	$0.50	$(0.17)	$0.85	$(0.10)
Weighted average shares outstanding	66,555,733	66,555,733	66,555,733	66,555,733

NOTE C—NON-RECURRING RECOVERIES

Non-recurring recoveries, which is a component of gross profit and operating income, include reimbursements received from the U.S. federal government under a relief plan related to the avian influenza outbreak in The Commonwealth of Virginia (“Virginia”) on March 12, 2002 and proceeds received from litigation initiated by the Company in antitrust lawsuits alleging a world-wide conspiracy to control production capacity and raise prices of vitamins and methionine. Proceeds received by the Company as successor to WLR Foods in connection with the lawsuits described above are recorded as Other Expense (Income); Miscellaneous, Net. The Company received approximately $1.0 million in the second quarter of fiscal 2004 in connection with the vitamin litigation settlement. The Company anticipates no significant future relief from the federal government or from the lawsuits discussed above.

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES

April 3, 2004

The following table presents the impact of avian influenza federal compensation and the vitamin and the methionine litigation settlements on non-recurring recoveries and miscellaneous, net:

	Three Months Ended April 3, 2004			Three Months Ended March 29, 2003
(million)	Non- Recurring	Miscellaneous Net	Total	Non- Recurring	Miscellaneous Net	Total
Avian Influenza	$—	$—	$—	$1.8	$—	$1.8
Vitamin	0.1	0.9	1.0	1.4	21.1	22.5
Methionine	—	—	—	8.1	5.6	13.7

Total	$0.1	$0.9	$1.0	$11.3	$26.7	$38.0

	Six Months Ended April 3, 2004			Six Months Ended March 29, 2003
(million)	Non- Recurring	Miscellaneous Net	Total	Non- Recurring	Miscellaneous Net	Total
Avian Influenza	$—	$—	$—	$16.1	$—	$16.1
Vitamin	0.1	0.9	1.0	1.5	22.4	23.9
Methionine	—	—	—	8.1	5.6	13.7

Total	$0.1	$0.9	$1.0	$25.7	$28.0	$53.7

NOTE D—ACCOUNTS RECEIVABLE

Under our Receivables Purchase Agreement, we sell on a revolving basis, up to $125.0 million of certain trade receivables (the “Pooled Receivables”) to a special purpose corporation wholly owned by us, which in turn sells a percentage ownership interest to third parties. At April 3, 2004 and September 27, 2003, an interest in these Pooled Receivables of $125.0 million and $58.5 million, respectively, had been sold to third parties and was reflected as a reduction to accounts receivable. The gross proceeds resulting from the sale are included in cash flows from operating activities in the Consolidated Statements of Cash Flows. Gross proceeds of $66.5 million were received during the six month period ended April 3, 2004. Losses on these sales were immaterial. As of the fiscal month ended April 3, 2004, no additional Pooled Receivables were available for sale.

At the time of the recall of certain deli meats in October 2002, the Company had a separate insurance contract for product recall coverage with an insurance company that specifically provides for reimbursement of direct recall related expenses, product restoration expenses and loss of business income. The Company has recorded receivables related to direct recall related expense, specifically related to the write-off of inventory, third party shipping and freight costs, payments made for outside labor, internal hourly labor, third party warehouse storage costs and payments to customers. The Company has recorded $10.2 million in recall related expenses, net of the deductible amount of $0.5 million and the $16.0 million advance payment from the Company’s insurer, as a component of “Current Assets – Trade accounts and other receivables.” The Company has recorded as a receivable only the readily, objectively determinable amounts of direct product recall costs reimbursable under its insurance policy. The Company has filed claims, to date, under this insurance contract totaling approximately $98 million; although, the policy limit is $50 million. On February 24, 2004, we filed suit against our insurer, Ace American Insurance Company (“Ace”), in the District Court of the State of Texas for Dallas County seeking judgment for the remaining $34.0 million owed under the policy, consequential and punitive damages, costs and interest. On March 19, 2004, Ace filed a general denial answer to our suit filed against them. We continue to believe, however, that we will recover the remaining amounts owed to us by our insurer under the policy. However, no assurances can be given that we will ultimately recover to the full extent of the policy.

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES

April 3, 2004

NOTE E—INVENTORIES

Inventories consist of the following:

	April 3, 2004	September 27, 2003
	(in thousands)
Chicken:
Live chicken and hens	$205,509	$102,796
Feed, eggs and other	133,518	70,245
Finished chicken products	165,432	83,264

	504,459	256,305
Turkey:
Live turkey and hens	29,560	30,505
Feed, eggs and other	16,100	12,405
Finished turkey products	55,443	41,666

	101,103	84,576

Total Inventories	$605,562	$340,881

NOTE F—LONG TERM DEBT

At April 3, 2004, we maintained $130.0 million in revolving credit facilities, $30.0 million of which relates to our Mexico operations, and $400.0 million in a secured revolving/term borrowing facility. On April 7, 2004, the $400.0 million revolving/term borrowing facility was increased to $500.0 million and now provides for borrowing of up to the $500 million commitment availability until April 4, 2008. Borrowings outstanding under the $500 million revolving/term borrowing facility as of April 7, 2008 are converted to term loans with approximately one-half of the term loan principal payable in annual installments through August 31, 2011 with the remainder due at that time. The new revolving/term credit facilities provide for interest rates ranging from LIBOR plus one percent to LIBOR plus two and five eighths percent depending upon our total debt to capitalization ratio. Interest rates on debt outstanding under the old facilities at April 3, 2004 ranged from LIBOR plus one and one-half percent to LIBOR plus one and three-quarters percent and would have been LIBOR plus one and one half percent if the April 7, 2004 amendment had occurred prior to that date. Borrowings under this facility at April 3, 2004, were $76.0 million. On April 7, 2004, the $100 million domestic revolving credit facility was increased to $150.0 million and will be available until April 7, 2009. The $500 million revolving/term borrowing facility, $417.1 million of which is currently available for borrowings, is secured by certain fixed assets. The $150.0 million revolving credit facility, $127.6 million of which is currently available for borrowings ($36.6 million of which is currently utilized for letters of credit), is secured by domestic chicken inventories. The $30.0 million facility in Mexico is secured by the accounts receivable, inventories and certain fixed assets of the Company’s Mexico operations. Borrowings against these facilities are subject to the availability of collateral and no material adverse change provisions.

In November 2003, the Company borrowed approximately $299.5 million in additional long-term debt to fund the closing of the ConAgra chicken division acquisition. The specific borrowings are discussed in Note B and consisted of a combination of subordinated debt, senior notes and asset based borrowings.

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES

April 3, 2004

The following table presents our long-term debt as of April 3, 2004, adjusted assuming the refinancing described above with respect to our revolving/term credit facility was done as of April 3, 2004:

(in thousands):

	Final Maturity	April 3, 2004	September 27, 2003
Senior unsecured notes, interest at 9 5/8%	2011	$303,235	$303,500
Senior subordinated unsecured notes, interest at 9 1/4%	2013	100,000	—
Note payable to an insurance company at 6.68%	2012	57,226	58,512
Notes payable to an insurance company at LIBOR plus 2.2075%	2013	78,662	—
Note payable to a lender at LIBOR plus 2.2075%	2010	19,000	—
Revolving term/credit facility at LIBOR plus 1.50%, payable monthly	2011	76,000	—
Revolving term/credit facility – 10 year tranche at LIBOR plus 1.75%, payable monthly	2010	—	39,188
Revolving term/credit facility – 7 year tranche at LIBOR plus 1.50%, payable monthly	2007	—	15,813
Industrial revenue bond at variable rate	2012	9,500	—
Industrial revenue bond at variable rate	2019	4,700	—
Other notes payable	Various	3,306	1,632

		651,629	418,645
Less current maturities		8,331	2,680

Total		$643,298	$415,965

Annual maturities of long-term debt adjusted assuming the refinancing discussed above had been completed as of April 3, 2004 for the five years subsequent to September 27, 2003 are: Remainder of fiscal 2004 — $4.1 million, 2005 — $9.4 million, 2006 — $9.6 million, 2007 — $9.9 million and 2008 — $11.7 million.

NOTE G – COMMON STOCK

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

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES

April 3, 2004

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

As of April 3, 2004, we estimate that approximately 28.0 million shares of our common stock carry 20 votes per share, of which 25.4 million shares are beneficially owned by our Chairman, Lonnie “Bo” Pilgrim, or certain related entities.

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES

April 3, 2004

NOTE H—RELATED PARTY TRANSACTIONS

Lonnie “Bo” Pilgrim, the Chairman and, through certain related entities, the major stockholder of the Company (collectively, the “major stockholder”) owns an egg laying and a chicken growing operation. In addition, at certain times during the year, the major stockholder purchases from the Company live chickens and hens and certain feed inventories during the grow-out process and then contracts with the Company to resell the birds at maturity using a market-based formula, with price subject to a ceiling price calculated at his cost plus two percent. Purchases made by the Company under this agreement resulted in an operating margin to the major stockholder of $392,400 and $120,600 during the quarters, and $1,035,500 and $329,600 during the six months ended April 3, 2004 and March 29, 2003, respectively, on gross amounts paid by the Company to the major stockholder as described below in “Live chicken purchases from major stockholder.”

Transactions with related parties are summarized as follows:

	Three Months Ended		Six Months Ended
	April 3, 2004	March 29, 2003	April 3, 2004	March 29, 2003
	(in thousands)
Lease payments on commercial egg property	188	188	376	376
Chick, feed and other sales to major stockholder	4,560	3,803	52,594	47,461
Live chicken purchases from major stockholder	25,098	36,686	53,424	47,326
Loan guaranty fees	883	805	1,485	1,769
Lease payments on airplane	99	99	198	198

NOTE I—COMMITMENTS and CONTINGENCIES

The Company’s future minimum lease commitments under non-cancelable operating leases are as follows: 2004 — $29.8 million, 2005 — $26.1 million, 2006 — $21.5 million, 2007 — $17.0 million, 2008 — $12.1 million and thereafter $16.0 million.

At April 3, 2004, the Company had $36.6 million in letters of credit outstanding relating to normal business transactions which reduce the amount otherwise available under the Company’s revolving credit facility to $91 million.

In October 2002, a limited number of USDA environmental samples from our Franconia, Pennsylvania plant tested positive for Listeria. As a result, we voluntarily recalled all cooked deli products produced at the plant from May 1, 2002 through October 11, 2002. No illnesses have been linked to any of our recalled products and none of such products have tested positive for the strain of Listeria associated with an outbreak in the Northeastern U.S. that occurred during the summer of 2002. However, in connection with this recall, we have been named as a defendant in four lawsuits brought by individuals generally alleging injuries resulting from contracting Listeria monocytogenes. We believe that we have meritorious defenses to these claims, and intend to assert vigorous defenses to the litigation. Neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to any of these cases can be determined at this time. After considering our available insurance coverage, we do not expect these cases to have a material impact on our financial position, operations or liquidity.

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES

April 3, 2004

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

NOTE J – BUSINESS SEGMENTS

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

Non-recurring recoveries, which represent settlements for vitamin and methionine litigation covering several periods, as well as federal compensation for avian influenza losses, have not been allocated to any segment because the proper allocation cannot be readily determined.

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES

April 3, 2004

The following table presents certain information regarding the Company’s segments:

	Three Months Ended		Six Months Ended
	April 3, 2004(a)	March 29, 2003	April 3, 2004 (27 Weeks)(a)	March 29, 2003 (26 Weeks)
	(in thousands)
Net Sales to Customers:
Chicken and Other Products:
United States (b)	$1,235,005	$475,294	$2,092,437	$913,851
Mexico	95,792	92,891	189,404	187,360

Sub-total	1,330,797	568,185	2,281,841	1,101,211
Turkey	54,110	62,407	147,434	156,786

Total	$1,384,907	$630,592	$2,429,275	$1,257,997

Operating Income:
Chicken and Other Products:
United States (b)	$69,786	$1,628	$121,793	$5,635
Mexico	2,997	3,872	(2,449)	10,086

Sub-total	72,783	5,500	119,344	15,721
Turkey	(11,341)	(15,403)	(27,101)	(29,670)

Sub-total	61,442	(9,903)	92,243	(13,949)
Non-recurring recoveries(c)	68	11,312	76	25,700

Total	$61,510	$1,409	$92,319	$11,751

Depreciation and Amortization(d):
Chicken and Other Products:
United States (b)	$28,188	$12,942	$48,804	$25,488
Mexico	3,026	2,917	6,245	6,067

Sub-total	31,214	15,859	55,049	31,555
Turkey	1,873	1,943	3,949	3,757

Total	$33,087	$17,802	$58,998	$35,312

(a)	The acquisition of the ConAgra chicken division has been accounted for as a purchase, and the results of operations for this acquisition have been included in our consolidated results of operations since November 23, 2003, the acquisition date.
(b)	Includes our Puerto Rico operations.
(c)	Non-recurring recoveries are as follows (in millions):

	Three Months Ended		Six Months Ending
	April 3, 2004	March 29, 2003	April 3, 2004	March 29, 2003
Avian influenza	$—	$1.8	$—	$16.1
Vitamin/Methionine	0.1	9.5	0.1	9.6

Total	$0.1	$11.3	$0.1	$25.7

(d)	Includes amortization of capitalized financing costs of approximately $0.5 million and $1.0 million, and $0.4 million and $0.8 million for the three and six month periods ending April 3, 2004 and March 29, 2003, respectively.

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES

April 3, 2004

NOTE K – SUBSEQUENT EVENT

On April 26, 2004, the Company announced a plan to restructure its turkey division, including the sale or closure of some facilities in Virginia. The Company will immediately hold the facility and related property and equipment for sale. The net book value of the facility and the related property and equipment at April 3, 2004 was $58.5 million. Working capital related assets would either be recovered in the ordinary course of business or sold along with the facilities. In accordance with SFAS 144, as of the beginning of the third fiscal quarter the Company will classify these facilities as held for sale on its balance sheet. It is also anticipated that the last half of fiscal year 2004 will include charges and other losses from these restructured operations of as much as $75 million, $46 million net of tax, or $0.69 per share. This includes approximately $10 million in cash restructuring charges as well as a significant asset impairment charge and other losses resulting directly from the restructured operations. Approximately 1,300 employees will be affected by this restructuring. If the facilities are not sold by October 2004, the Company intends to cease production.

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES

April 3, 2004

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Acquisition

On November 23, 2003, we completed the purchase of all the outstanding stock of the corporations represented as the ConAgra Foods, Inc. (“ConAgra”) chicken division (“ConAgra chicken division”). The acquired business has been included in our results of operations since the date of the acquisition. The acquisition provides us with additional lines of specialty prepared chicken products, well-known brands, well-established distributor relationships and Southeastern United States processing facilities. The acquisition also includes the largest distributor of chicken products in Puerto Rico. This allows us to provide customers at every point in the distribution chain with the broadest range of quality value-added chicken products and services available in the market today. See Note B to the financial statements included in “Item 1. Financial Statements” above.

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

Restructuring of Turkey Operations

On April 26, 2004, we announced a plan to restructure our turkey business to significantly reduce our production of commodity turkey meat and strengthen our focus on value-added turkey products. As part of our restructuring effort, we intend to sell or close our Hinton, Virginia turkey commodity meat operations. We expect the restructuring to have a positive impact on pre-tax earnings of approximately $25-$30 million per year, reduce working capital employed in the turkey business by approximately $50 million and decrease commodity sales in our turkey division by approximately $70 million per year. We expect the charges and other losses from the restructured operations in our remaining six months of fiscal 2004 to be as much as $75 million, $46 million net of tax, or $.69 per share. We expect these charges to include approximately $10 million in cash restructuring charges, with the remainder resulting from charges associated with asset impairments and inventory liquidation. Including the impact of the restructuring of up to $75 million referred to above, we expect that our turkey division will have an operating loss of as much as $78–$83 million for the remaining six months of fiscal 2004. We expect the continuing turkey operations to be profitable in fiscal 2005. The restructuring will significantly reduce our production of commodity turkey meat and strengthen our focus on value-added turkey products, such as cooked deli breast, turkey sausages, turkey burgers, ground turkey, salads and ready to cook roasts.

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES

April 3, 2004

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

In an effort to reduce price volatility and to generate higher, more consistent profit margins, we have concentrated on the production and marketing of prepared foods products. Prepared foods products generally have higher profit margins than our other products. Feed ingredient purchases are the single largest component of our cost of goods sold, representing approximately 31.5% of our cost of goods sold in the first six months of fiscal year 2004. The production of feed ingredients is positively or negatively affected primarily by weather patterns throughout the world, the global level of supply inventories, demand for feed ingredients and the agricultural policies of the United States and foreign governments. As further processing is performed, feed ingredient costs become a decreasing percentage of a product’s total production costs. Products sold in this form enable us to charge a premium, reduce the impact of feed ingredient costs on our profitability and improve and stabilize our profit margins.

As a significant portion of U.S. poultry production is exported, the commodity prices of chicken and turkey can be, and in recent periods have been, adversely affected by disruptions in poultry export markets. These disruptions are often caused by restrictions on imports of U.S.-produced poultry products imposed by foreign governments for a variety of reasons, including the protection of their domestic poultry producers and allegations of consumer health issues. For example, Russia, China, Japan and Mexico have restricted the importation of U.S.-produced poultry for these reasons in recent periods. Because these disruptions in poultry export markets are often political, no assurances can be given as to when the existing disruptions will be alleviated or that new ones will not arise. In July 2003, the United States and Mexico entered into a safeguard agreement with regard to imports into Mexico of chicken leg quarters from the United States. Under this agreement, an initial tariff rate for chicken leg quarters of 98.8% on the sales prices was established. This tariff rate was reduced on January 1, 2004 to 79.04%, and is to be reduced in each of the following four years in equal increments so that the final tariff rate at January 1, 2008 will be zero. The tariff was imposed due to concerns that the duty-free importation of such products, as provided by the North American Free Trade Agreement, would injure Mexico’s poultry industry. As such tariffs are reduced, we expect greater amounts of chicken to be imported into Mexico from the United States, which could negatively affect the profitability of Mexico chicken producers and positively affect the profitability of U.S. exporters of chicken to Mexico. Although this could have a negative impact on our Mexico chicken operations, we believe that this will be mitigated somewhat by the close proximity of our U.S. operations to the Mexico border and our extensive distribution network in Mexico. We believe we have one of the largest U.S. production and distribution capacities near the Mexico border, which gives us a strategic advantage to capitalize on exports of U.S. chicken to Mexico.

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES

April 3, 2004

The following table presents certain information regarding our segments:

	Three Months Ended		Six Months Ended
	April 3, 2004(a)	March 29, 2003	April 3, 2004 (27 Weeks)(a)	March 29, 2003 ( 26 Weeks)
	(in thousands)
Net Sales to Customers:
Chicken and Other Products:
United States (b)	$1,235,005	$475,294	$2,092,437	$913,851
Mexico	95,792	92,891	189,404	187,360

Sub-total	1,330,797	568,185	2,281,841	1,101,211
Turkey	54,110	62,407	147,434	156,786

Total	$1,384,907	$630,592	$2,429,275	$1,257,997

Operating Income:
Chicken and Other Products:
United States (b)	$69,786	$1,628	$121,793	$5,635
Mexico	2,997	3,872	(2,449)	10,086

Sub-total	72,783	5,500	119,344	15,721
Turkey	(11,341)	(15,403)	(27,101)	(29,670)

Sub-total	61,442	(9,903)	92,243	(13,949)
Non-recurring recoveries(c)	68	11,312	76	25,700

Total	$61,510	$1,409	$92,319	$11,751

Depreciation and Amortization(d):
Chicken and Other Products:
United States (b)	$28,188	$12,942	$48,804	$25,488
Mexico	3,026	2,917	6,245	6,067

Sub-total	31,214	15,859	55,049	31,555
Turkey	1,873	1,943	3,949	3,757

Total	$33,087	$17,802	$58,998	$35,312

(a)	The acquisition of the ConAgra chicken division has been accounted for as a purchase, and the results of operations for this acquisition have been included in our consolidated results of operations since November 23, 2003, the acquisition date.
(b)	Includes our Puerto Rico operations.
(c)	Non-recurring recoveries are as follows (in millions):

	Three Months Ended		Six Months Ended
	April 3, 2004	March 29, 2003	April 3, 2004	March 29, 2003
Avian influenza	$—	$1.8	$—	$16.1
Vitamin/Methionine	0.1	9.5	0.1	9.6

Total	$0.1	$11.3	$0.1	$25.7

See discussion in “Results of Operations-Non-recurring recoveries” below.

(d)	Includes amortization of capitalized financing costs of approximately $0.5 million and $1.0 million, and $0.4 million and $0.8 million for the three and six month periods ending April 3, 2004 and March 29, 2003, respectively.

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES

April 3, 2004

The following table presents certain items as a percentage of net sales for the periods indicated:

	Percentage of Net Sales
	Three Months Ended		Six Months Ended
	April 3, 2004	March 29, 2003	April 3, 2004	March 29, 2003
Net Sales	100.0%	100.0%	100.0%	100.0%
Costs and Expenses:
Cost of sales	90.8	95.9	91.6	95.7
Non-recurring recoveries	0.0	(1.8)	0.0	(2.0)
Gross profit	9.2	5.9	8.4	6.3
Selling, general and administrative	4.7	5.6	4.6	5.4
Operating Income	4.4	0.3	3.8	0.9
Interest Expense	1.0	1.6	1.1	1.5
Other Expense (Income)	0.0	(2.7)	0.0	(0.7)
Income before Income Taxes	3.4	2.9	2.7	1.7
Net Income	2.4	1.7	1.8	1.1

Results of Operations

The change in our results of operations for the first six months of fiscal 2004 as compared to the same period in fiscal 2003 is impacted by a number of significant items. The following is a brief description of these items and the nature of their effect in each of the periods being presented. As discussed in Note B to the financial statements above, on November 23, 2003, we completed the purchase of all the outstanding stock of the corporations represented as ConAgra Foods, Inc. (“ConAgra”) chicken division (“ConAgra chicken division”). This acquisition has resulted in significant increases in net sales and related costs, as well as, assets, liabilities, interest and outstanding debt. The acquired business has been included in our results of operations for 19 of the 27 weeks in the first six months of fiscal 2004.

Our first six months ended April 3, 2004 included 27 weeks versus the first six months of fiscal 2003, which included 26 weeks, resulting in an increase in each of the categories discussed in our results of operations by approximately 3.9%, as compared to the corresponding period in the preceding year. As this change impacted all the Income Statement categories in a reasonably consistent manner, no separate discussion of this factor is included in our results of operations discussion, unless the impact of the applicable category varied from the increase described above.

In October 2002, one product sample produced in our Franconia, Pennsylvania facility that had not been shipped to customers tested positive for Listeria. We later received information from the USDA suggesting environmental samples taken at the facility had tested positive for both the strain of Listeria identified in the product and a strain having characteristics similar to those of the strain identified in a Northeastern Listeria outbreak. As a result, we voluntarily recalled all cooked deli products produced at the plant from May 1, 2002 through October 11, 2002. We carried insurance designed to cover the direct recall related expenses and certain aspects of the related business interruption caused by the recall. We estimate that the sales in our turkey division were negatively affected by approximately $82.0 million, $54.0 million and $44.0 million during fiscal 2003 and for the first six months of fiscal 2003 and 2004, respectively. For those same periods, we estimate that operating margins were negatively affected by

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES

April 3, 2004

approximately $65.0 to $70.0 million, $10.0 to $20.0 million and $15 to $20 million, respectively. As a result of these losses, the Company’s insurance claim for business interruption and certain product re-establishment costs amounts to approximately $74.0 million for the period from the date of the recall through October 11, 2003, the 1-year anniversary of the recall and the insurance policy time limitation period for business interruption loss recovery. Aggregating the direct recall expense claim with the anticipated business interruption and product re-establishment costs, our total insurance claim is expected to be approximately $100 million, although our policy limit is $50 million, $16 million of which has been received as of April 3, 2004 and $10.2 million of which has been recorded as a receivable from our insurance carriers.

On February 24, 2004, we filed suit against our insurer, Ace American Insurance Company (“Ace”), in the District Court of the State of Texas for Dallas County seeking judgment for the remaining $34.0 million owing under the policy, consequential and punitive damages, costs and interest. On March 19, 2004, Ace filed a general denial answer to our suit filed against them. We continue to believe, however, that we will recover the remaining amounts owed to us by our insurer under the policy. However, no assurances can be given that we will recover such amounts. Regardless of the outcome of this litigation, the continuing effects of the recall on our business will not be covered by insurance.

As described above under “-Restructuring of Turkey Operations”, on April 26, 2004, we announced a plan to restructure our turkey business to significantly reduce our production of commodity turkey meat and strengthen our focus on value-added turkey products. As part of our restructuring effort, we intend to sell or close our Hinton, Virginia turkey commodity meat operations. We expect the restructuring to have a positive impact on pre-tax earnings of approximately $25-$30 million per year, reduce working capital employed in the turkey business by approximately $50 million and decrease commodity sales in our turkey division by approximately $70 million per year. We expect the charges and other losses from the restructured operations in our remaining six months of fiscal 2004 to be as much as $75 million, $46 million net of tax or $.69 per share. We expect these charges to include approximately $10 million in cash restructuring charges, with the remainder resulting from charges associated with asset impairments and inventory liquidation. Including the impact of the restructuring of up to $75 million referred to above, we expect that our turkey division will have an operating loss of as much as $78–$83 million for the remaining six months of fiscal 2004. We expect the continuing turkey operations to be profitable in fiscal 2005. The restructuring will significantly reduce our production of commodity turkey meat and strengthen our focus on value-added turkey products, such as cooked deli breast, turkey sausages, turkey burgers, ground turkey, salads and ready to cook roasts.

Fiscal Second Quarter 2004 Compared to Fiscal Second Quarter 2003

Consolidated Net Sales. Consolidated net sales were $1,384.9 million for the second quarter of fiscal 2004, an increase of $754.3 million, or 119.6%, from the second quarter of fiscal 2003. The increase in consolidated net sales resulted from a $645.7 million increase in U.S. chicken sales to $1,068.2 million and a $118.1 million increase in sales of other products to $173.6 million, offset partially by an $8.3 million decrease in turkey sales to $54.1 million and a $1.2 million decrease in Mexico chicken sales to $89.0 million. The increase in U.S. chicken sales was primarily due to the acquisition of the ConAgra chicken division, which contributed $524.4

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES

April 3, 2004

million of U.S. chicken sales. Also affecting U.S. chicken sales was a 13.8% increase in total revenue per dressed pound produced due to significant price improvement during the second quarter of fiscal 2004. The decrease in turkey sales was due primarily to a 15.9% decrease in turkey production, offset partially by a 3.1% increase in total revenue per dressed pound produced. The $1.2 million decrease in Mexico chicken sales was primarily due to a 1.5% decrease in pounds produced, offset by a 0.1% increase in total revenue per pound produced. The $118.1 million increase in sales of other products was due to a $114.0 million increase in U.S. other sales to $166.8 million, of which $102.4 million was contributed by the ConAgra chicken division, and a $4.2 million increase in Mexico’s other sales to $6.8 million.

Cost of Sales. Consolidated cost of sales was $1,257.8 million in the second quarter of fiscal 2004, an increase of $652.9 million, or 107.9%, when compared to the second quarter of fiscal 2003. The U.S. operations had an increase in cost of sales of $648.2 million, which was primarily due to the acquisition of the ConAgra chicken division as well as significantly higher grain costs experienced in the second quarter of fiscal 2004 compared to the same period in the prior year. Our Mexico operations had a $4.7 million increase in cost of sales primarily due to higher grain costs

Non-recurring recoveries. Non-recurring recoveries were $0.1 million in the second quarter of fiscal 2004, consisting of litigation settlements. This was a decrease of $11.2 million from the $11.3 million received in the second quarter of fiscal 2003, consisting of $1.8 million of avian influenza reimbursements and $9.5 million of litigation settlements.

Gross Profit. Gross profit was $127.2 million for the second quarter of fiscal 2004, an increase of $90.2 million, or 243.8% from the gross profit of $37.0 million in the same period last year, due to the ConAgra acquisition and improvements in U.S. operations, partially offset by higher grain costs and weaker results in our Mexico operations. For comparative purposes, management believes some investors may be interested in gross profit excluding the benefit of the Non-recurring recoveries. Excluding these Non-recurring recoveries of $0.1 million and $11.3 million in the second quarter of fiscal 2004 and 2003, respectively, gross profit for the second quarter of fiscal 2004 and 2003 would have been $127.1 million and $25.7 million, respectively. Gross profit for the second quarter of fiscal 2004 increased $101.4 million, or 394.6% from the same period last year before Non-recurring recoveries. Gross profit as a percentage of sales increased 55.9% to 9.2% in the second quarter of fiscal 2004, from 5.9% in the second quarter of fiscal 2003. Gross profit before Non-recurring recoveries as a percentage of sales in the second quarter of fiscal 2004 increased 124.4% to 9.2%, up from 4.1% in the same quarter of fiscal 2003.

Selling, General and Administrative Expenses. Consolidated selling, general and administrative expenses were $65.6 million in the second quarter of fiscal 2004 and $35.6 million in the second quarter of fiscal 2003. The $30.0 million increase was due primarily to our November 23, 2004 acquisition of the ConAgra chicken division. As a percentage of sales, consolidated selling, general and administrative expenses decreased in the second quarter of fiscal 2004 to 4.7%, from 5.6% in the second quarter of fiscal 2003.

Operating Income. Consolidated operating income was $61.5 million for the second quarter of fiscal 2004, increasing by approximately $60.1 million when compared to the second quarter of fiscal 2003. The increase was due primarily to higher margins on our U.S. chicken products and the ConAgra acquisition.

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES

April 3, 2004

Interest Expense. Consolidated net interest expense increased 36.4% to $13.5 million in the second quarter of fiscal 2004, when compared to $9.9 million for the second quarter of fiscal 2003, due primarily to debt issued in connection with the November 23, 2003 acquisition of the ConAgra chicken division.

Miscellaneous, Net. Consolidated miscellaneous, net expense (income) decreased $28.2 million to $1.3 million, primarily due to $26.7 million of methionine and vitamin litigation settlements received in the second quarter of fiscal 2003.

Income Tax Expense. Consolidated income tax expense in the second quarter of fiscal 2004 was $13.6 million, compared to an income tax expense of $7.4 million in the second quarter of fiscal 2003. This increase in consolidated income tax expense was primarily caused by higher pretax earnings in the U.S. for the second quarter fiscal 2004, offset in part by a tax benefit from our Mexico operations in the second quarter of fiscal 2004.

First Six Months of Fiscal 2004 Compared to First Six Months of Fiscal 2003

Consolidated Net Sales. Consolidated net sales were $2,429.3 million for the first six months of fiscal 2004, an increase of $1,171.3 million, or 93.1%, from the first six months of fiscal 2003. The increase in consolidated net sales resulted from a $999.7 million increase in U.S. chicken sales to $1,812.2 million and a $181.4 million increase in sales of other products offset partially by a $9.4 million decrease in turkey sales to $147.4 million and a $0.4 million decrease in Mexico chicken sales to $177.9 million. The increase in U.S. chicken sales was primarily due to the acquisition of the ConAgra chicken division, which contributed $734.3 million of U.S. chicken sales and $151.5 million of sales of other products. Also affecting U.S. chicken sales was a 16.9% increase in total revenue per dressed pound produced due to significantly higher commodity chicken prices. The decrease in turkey sales was due primarily to an 8.4% decrease in turkey production, offset by a 2.7% increase in revenue per pound. The $0.4 million decrease in Mexico chicken sales was primarily due to a 7.6% decrease in revenue per pound produced, offset by a 7.9% increase in pounds produced. Mexico results in the first quarter of fiscal 2004 were down from the prior year, due to lower chicken pricing caused by the industry’s liquidation of excessive levels of frozen inventories and increased industry production levels in Mexico when compared to the same period in the prior year. We expect that industry production levels for the foreseeable future in Mexico will remain higher when compared to the prior year; however, we anticipate our Mexico operations will improve somewhat over the remainder of the year, but will continue to be below our prior year results. The $181.4 million increase in sales of other products was due to a $178.9 million increase in U.S. other sales to $280.3 million, of which $151.5 million was contributed by the ConAgra chicken division, and by a $2.5 million increase in Mexico’s other sales to $11.5 million.

Cost of Sales. Consolidated cost of sales was $2,225.1 million in the first six months of fiscal 2004, an increase of $1,020.8 million, or 84.8%, when compared to the first six months of fiscal 2003. The U.S. operations had an increase in cost of sales of $1,005.7 million, which was primarily due to the acquisition of the ConAgra chicken division, as well as significantly higher grain costs experienced in the first six months of fiscal 2004 compared to the same period in the prior year. Our Mexico operations had a $15.1 million increase in cost of sales primarily due to higher grain costs.

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES

April 3, 2004

Non-recurring recoveries. Non-recurring recoveries were $0.1 million in the first six months of fiscal 2004, consisting of litigation settlements. This is a $25.6 million decrease from the $25.7 million in the first six months of fiscal 2003, consisting of $16.1 million of avian influenza reimbursements and $9.6 million of litigation settlements.

Gross Profit. Gross profit was $204.3 million for the first six months of fiscal 2004, an increase of $124.9 million, or 157.3% from the gross profit of $79.4 million in the same period last year, due to the ConAgra acquisition and improvements in U.S. operations, partially offset by weak results in our Mexico operations. For comparative purposes, management believes some investors may be interested in gross profit excluding the benefit of the Non-recurring recoveries. Excluding these Non-recurring recoveries of $0.1 million and $25.7 million in the first six months of fiscal 2004 and 2003, respectively, gross profit for the first six months of fiscal 2004 and 2003 would have been $204.2 million and $53.7 million, respectively. Gross profit for the first six months of fiscal 2004 increased $150.5 million, or 280.3% from the same period last year before Non-recurring recoveries. Gross profit as a percentage of sales increased 33.3% to 8.4% in the first six months of fiscal 2004, from 6.3% in the first six months of fiscal 2003. Gross profit before Non-recurring recoveries as a percentage of sales in the first six months of fiscal 2004 increased 95.5% to 8.4%, up from 4.3%, in the same period of fiscal 2003.

Selling, General and Administrative Expenses. Consolidated selling, general and administrative expenses were $112.0 million in the first six months of fiscal 2004 and $67.6 million in the first six months of fiscal 2003. The $44.4 million increase was due primarily to our November 23, 2003 acquisition of the ConAgra chicken division. As a percentage of sales, consolidated selling, general and administrative expenses decreased in the first six months of fiscal 2004 to 4.6%, from 5.4% in the second quarter of fiscal 2003.

Operating Income. Consolidated operating income was $92.3 million for the first six months of fiscal 2004, increasing by approximately $80.5 million when compared to the first six months of fiscal 2003. The increase was due primarily to higher margins on our U.S. chicken products and the ConAgra acquisition.

Interest Expense. Consolidated net interest expense increased 34.0% to $26.0 million in the first six months of fiscal 2004, when compared to $19.4 million for the first six months of fiscal 2003, due primarily to debt issued in connection with the November 23, 2003 acquisition of the ConAgra chicken division.

Miscellaneous, Net. Consolidated miscellaneous, net expense (income) decreased $29.6 million to $0.9 million, primarily due to $28.0 million of methionine and vitamin litigation settlements received in the first six months of fiscal 2003.

Income Tax Expense. Consolidated income tax expense for the first six months of fiscal 2004 was $21.9 million, compared to an income tax expense of $7.6 million in the first six months of fiscal 2003. This increase in consolidated income tax expense was primarily caused by higher pretax earnings in the U.S. for the second quarter of fiscal 2004, offset in part by a tax benefit from our Mexico operations in the first six months of fiscal 2004.

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES

April 3, 2004

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

Based on the estimated closing balance sheet delivered prior to closing, and our common stock data through five days prior to closing, the acquisition has been preliminarily valued at approximately $667.2 million. This was funded by (1) $100.0 million of 9 1/4% senior subordinated notes due 2013, issued on November 21, 2003, (2) $100.0 million of 9 5/8% senior unsecured notes due 2011, issued August 18, 2003 with net proceeds of $101.5 million, which were used to pay down existing borrowings under the Company’s revolving/term credit facility pending the closing of the acquisition and as a result at closing the amount was re-borrowed from our revolving/term credit facility, (3) $100.0 million of secured notes sold to an insurance company, which have an interest rate equal to LIBOR plus 2.2075%, $80.0 million of which has a maturity date in 2013 and $20.0 million of which has a maturity date in 2010 and (4) the issuance of 25,443,054 shares of our common stock valued at $14.05 per share, the closing price of our common stock on November 17, 2003, the day on which final stock consideration was determined, less costs associated with the issuance of the equity. In addition, the Company assumed certain long-term debt and paid transaction costs.

The final purchase price is subject to adjustment based on determination of the final adjusted net book value of the assets purchased, which is expected to occur before the end of fiscal 2004. Based on our determination of the preliminary closing balance sheet and subsequent analyses, it appears that the consideration paid at closing could be as much as $61 million in excess of the final amount due to ConAgra (the “Potential Overpayment”). This amount has been classified as “Other Assets” pending resolution of the final purchase price. On April 23, 2004, Pilgrim’s Pride received a financial statement from the designated auditor of the preliminary closing balance sheet that indicates that the consideration paid at closing was $24 million in excess of the final amount due to ConAgra. Each of Pilgrim’s Pride and ConAgra has the right to object to the calculations contained in this financial statement, and Pilgrim’s Pride intends to object and assert the balance of the Potential Overpayment. If Pilgrim’s Pride and ConAgra cannot agree on the purchase price, the determination of the purchase price will be submitted to a mutually acceptable independent accountant for a final determination. Accordingly, no assurances can be given that the purchase price will be reduced by $61 million or at all. According to the purchase agreement, any amounts owed in connection with this final determination of value will also include interest at the rate of 7.0% per annum from November 23, 2003 until the date paid.

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES

April 3, 2004

Purchase consideration:

    (In thousands)

Common stock	$357,475
Long-term debt	300,767
Transaction costs	8,937

Total purchase price	$667,179

At April 3, 2004, we maintained $130.0 million in revolving credit facilities, $30.0 million of which relates to our Mexico operations, and $400.0 million in a secured revolving/term borrowing facility. On April 7, 2004, the $400.0 million revolving/term borrowing facility was increased to $500.0 million and now provides for borrowing of up to the $500 million commitment availability until April 4, 2008. Borrowings outstanding under the $500 million revolving/term borrowing facility as of April 7, 2008 are converted to term loans with approximately one-half of the term loan principal payable in annual installments through August 31, 2011 with the remainder due at that time. The new revolving/term credit facilities provide for interest rates ranging from LIBOR plus one percent to LIBOR plus two and five eighths percent depending upon our total debt to capitalization ratio. Interest rates on debt outstanding under the old facilities at April 3, 2004 ranged from LIBOR plus one and one-half percent to LIBOR plus one and three-quarters percent and would have been LIBOR plus one and one half percent if the April 7, 2004 amendment had occurred prior to that date. Borrowings under this facility at April 3, 2004, were $76.0 million. On April 7, 2004, the $100 million domestic revolving credit facility was increased to $150.0 million and will be available until April 7, 2009. The $500 million revolving/term borrowing facility, $417.1 million of which is currently available for borrowings, is secured by certain fixed assets. The $150.0 million revolving credit facility, $127.6 million of which is currently available for borrowings ($36.6 million of which is currently utilized for letters of credit), is secured by domestic chicken inventories. The $30.0 million facility in Mexico is secured by the accounts receivable, inventories and certain fixed assets of the Company’s Mexico operations. Borrowings against these facilities are subject to the availability of collateral and no material adverse change provisions.

Under our Receivables Purchase Agreement, we sell on a revolving basis, up to $125.0 million of certain trade receivables (the “Pooled Receivables”) to a special purpose corporation wholly owned by us, which in turn sells a percentage ownership interest to third parties. At April 3, 2004 and September 27, 2003, an interest in these Pooled Receivables of $125.0 million and $58.5 million, respectively, had been sold to third parties and was reflected as a reduction to accounts receivable. The gross proceeds resulting from the sale are included in cash flows from operating activities in the Consolidated Statements of Cash Flows. Gross proceeds of $66.5 million were received during the six month period ended April 3, 2004. Losses on these sales were immaterial. As of the fiscal month ended April 3, 2004, no additional Pooled Receivables were available for sale.

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES

April 3, 2004

Obligations under long-term debt as adjusted to reflect the refinancing of certain obligations on April 7, 2004 as if they occurred on April 3, 2004 and non-cancelable operating leases at April 3, 2004 are as follows (in millions):

	Payments Due By Period
Contractual Obligations	Total	Last Half FY 2004	FY 2005– FY 2006	FY 2007– FY 2008	Thereafter
Long-term Debt(a)	$651.6	$4.1	$19.1	$21.5	$606.9
Guarantee Fees	16.0	2.6	4.9	4.6	3.9
Operating Leases	107.6	14.9	47.6	29.1	16.0

Total	$775.2	$21.6	$71.6	$55.2	$626.8

(a)	Excludes $36.6 million in letters of credit outstanding related to normal business transactions.

At April 3, 2004, our working capital increased to $325.6 million and our current ratio decreased to 1.59 to 1, compared with working capital of $211.1 million and a current ratio of 1.76 to 1 at September 27, 2003, primarily due to the working capital changes discussed below.

Trade accounts and other receivables were $209.7 million at April 3, 2004, compared to $127.0 million at September 27, 2003. The $82.7 million, or 65.1%, increase in trade accounts and other receivables was primarily due to the November 23, 2003 acquisition of the ConAgra chicken division, offset by the sale of $66.5 million of trade receivables under the Receivables Purchase Agreement.

Inventories were $605.6 million at April 3, 2004, compared to $340.9 million at September 27, 2003. The $264.7 million, or 77.6%, increase in inventories was primarily due to the November 23, 2003 acquisition of the ConAgra chicken division.

Accounts payable and accrued expenses increased $258.2 million to $524.9 million at April 3, 2004, compared to $266.7 million at September 27, 2003, primarily due to the November 23, 2003 acquisition of the ConAgra chicken division.

Capital expenditures of $40.0 million and $25.0 million for the six months ended April 3, 2004 and March 29, 2003, respectively, were primarily incurred to improve efficiencies, reduce costs and for the routine replacement of equipment. We anticipate spending approximately $100.0 million to $120.0 million in fiscal 2004 to improve efficiencies and for the routine replacement of equipment. We expect to finance such expenditures with available operating cash flows and existing revolving/term and revolving credit facilities.

Cash flows provided by (used in) operating activities were $159.9 million and ($16.0) million, for the six months ended April 3, 2004 and March 29, 2003, respectively. The increase in cash flows provided by operating activities for the first six months of fiscal 2004, when compared to the first six months of fiscal 2003, was due primarily to improvements in profitability and the November 23, 2003 acquisition of the ConAgra chicken division, as well as the significant changes in working capital items described above.

Cash flows provided by financing activities were $213.8 million and $41.2 million for the six months ended April 3, 2004 and March 29, 2003, respectively. The increase in cash provided by financing activities for the first six months of fiscal 2004, when compared to the first six months fiscal 2003, was due primarily to the debt issued to finance the November 23, 2003 acquisition of the ConAgra chicken division.

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES

April 3, 2004

We are a party to many routine contracts in which we provide general indemnities in the normal course of business to third parties for various risks. We have not recorded a liability for any of these indemnities, as the likelihood of payment in each case is considered remote.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Feed Ingredients

We purchase certain commodities, primarily corn and soybean meal. As a result, our earnings are affected by changes in the price and availability of such feed ingredients. As market conditions dictate, we will from time to time lock-in future feed ingredient prices using various hedging techniques, including forward purchase agreements with suppliers and futures contracts. We do not use such financial instruments for trading purposes and are not a party to any leveraged derivatives. Market risk is estimated as a hypothetical 10% increase in the weighted-average cost of our primary feed ingredients as of April 3, 2004. Based on our feed consumption during the three and six months ended April 3, 2004, such an increase would have resulted in an increase to cost of sales of approximately $38.7 million and $67.8 million, respectively, excluding the impact of any hedging in that period.

Foreign Currency

Our earnings are affected by foreign exchange rate fluctuations related to the Mexico peso net monetary position of our Mexico subsidiaries. We manage this exposure primarily by attempting to minimize our Mexico peso net monetary position, but from time to time, we have considered executing hedges to help minimize this exposure. Such instruments, however, have historically not been economically feasible. We are also exposed to the effect of potential exchange rate fluctuations to the extent that amounts are repatriated from Mexico to the United States. However, we currently anticipate that the cash flows of our Mexico subsidiaries will continue to be reinvested in our Mexico operations. In addition, the Mexico peso exchange rate can directly and indirectly impact our results of operations and financial position in several ways, including potential economic recession in Mexico resulting from a devalued peso. The impact on our financial position and results of operations resulting from a hypothetical change in the exchange rate between the U.S. dollar and the Mexico peso cannot be reasonably estimated. Foreign currency exchange gains and losses, representing the change in the U.S. dollar value of the net monetary assets of our Mexico subsidiaries denominated in Mexico pesos, was a loss of $0.3 million in the first six months of fiscal 2004 compared to a gain of $0.1 million for the first six months of fiscal 2003. On April 3, 2004, the Mexico peso closed at 11.20 to 1 U.S. dollar, compared to 11.03 at September 27, 2003. No assurance can be given as to how future movements in the peso could affect our future earnings.

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

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES

April 3, 2004

similar expressions, are forward-looking statements that reflect our current views about future events and are subject to risks, uncertainties and assumptions. Such risks, uncertainties and assumptions include the following:

•	Matters affecting the poultry industry generally, including fluctuations in the commodity prices of feed ingredients, chicken and turkey;

•	Disease outbreaks affecting the production performance and/or marketability of the Company’s poultry products;

•	Contamination of our products, which can lead to product liability claims and product recalls;

•	Exposure to risks related to product liability, product recalls, property damage and injuries to persons, for which insurance coverage is expensive, limited and potentially inadequate;

•	Management of our cash resources, particularly in light of our substantial leverage;

•	Restrictions imposed by, and as a result of, our substantial leverage;

•	Currency exchange rate fluctuations, trade barriers, exchange controls, expropriation and other risks associated with foreign operations;

•	Changes in laws or regulations affecting our operations, as well as competitive factors and pricing pressures;

•	Inability to effectively integrate any acquisitions, including our recently completed acquisition of ConAgra’s chicken division, or realize the associated anticipated cost savings and operating synergies;

•	Inability to recognize the anticipated cost savings and anticipated benefits in connection with our recent turkey division restructuring; and

•	The impact of uncertainties of litigation as well as other risks described herein and under “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES

April 3, 2004

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On August 20, 1999, the former WLR Foods brought legal action as a plaintiff in an antitrust lawsuit filed in the U.S. District Court in Washington D.C. alleging a world-wide conspiracy by approximately 34 named defendants to control production capacity and raise prices of common vitamins such as A, B-4, C and E. We joined this lawsuit with respect to vitamin purchases not included in our previous settlement with the named defendants as a member of a class action lawsuit settled in fiscal 2000. To date, claims related to approximately 86% of the WLR Foods affected vitamin purchases have been settled by or on behalf of the former WLR Foods, which settlements have resulted in payments to us and the former WLR Foods of $34.1 million. No significant additional proceeds are anticipated related to these actions.

In October 2002, a limited number of USDA environmental samples from our Franconia, Pennsylvania plant tested positive for Listeria. As a result, we voluntarily recalled all cooked deli products produced at the plant from May 1, 2002 through October 11, 2002. No illnesses have been linked to any of our recalled products, and none of such products have tested positive for the strain of Listeria associated with an outbreak in the Northeastern U.S. that occurred during the summer of 2002. However, following this recall, a number of demands and cases have been made and filed alleging injuries purportedly arising from the consumption of products produced at this facility. These cases include: Lawese Drayton, Individually and as Personal Representative of the Estate of Raymond Drayton, deceased, Plaintiff, v. Pilgrim’s Pride Corporation, Jack Lambersky Poultry Company, Inc. DBA JL Foods Co, Inc., Defendants,” which was filed against us in the United States District Court for the Eastern District of Pennsylvania on April 15, 2003; “Laron Harvey, by his mother and natural guardian, Shakandra Hampton, and Shakandra Hampton in her own right v. Pilgrim’s Pride Corporation, et al.,” which was filed in the Pennsylvania Court of Common Pleas on May 5, 2003, and has since been removed to the U.S. District Court of the Eastern District of Pennsylvania; “Ryan and Dana Patterson v. Pilgrim’s Pride Corp., et al.” which was filed in the Superior Court of New Jersey, Law Division, Passaic County, on August 12, 2003; and Jamar Clarke, a minor, and Wanda Multrie Clarke v. Pilgrim’s Pride Corporation et al.” which was filed in the Supreme Court of the State of New York, County of Queens on August 1, 2003. Neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to any of these cases can be determined at this time. These cases are in various stages of litigation, and we believe we have meritorious defenses to each of the claims, which we intend to vigorously defend. After considering our available insurance coverage, we do not expect any of these matters to have a material impact on our financial position, operations or liquidity.

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

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES

April 3, 2004

Item 4. Submission of Matters to a Vote of Security Holders

Pilgrim’s Pride Corporation held its Annual Meeting of Shareholders on January 14, 2004. The meeting was held to elect the Board of Directors for the ensuing year; to approve the Employee Stock Investment Plan; to appoint Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending October 2, 2004; and to transact such other business as was properly brought before the meeting. There were 552,000,697 votes received, constituting 92.72% of the 595,348,066 votes outstanding on the record date and entitled to vote. With regard to the election of Directors for the ensuing year, the following votes were cast:

Nominee	For	Withheld
Lonnie “Bo” Pilgrim	548,516,846	3,483,851

Clifford E. Butler	548,146,007	3,854,690

O.B. Goolsby	548,793,002	3,207,695

Richard A. Cogdill	548,555,472	3,445,225

Lonnie Ken Pilgrim	547,870,590	4,130,107

Charles L. Black	550,915,182	1,085,515

S. Key Coker	550,915,508	1,085,189

Blake D. Lovette	548,796,871	3,203,826

Vance C. Miller, Sr.	550,914,482	1,086,215

James G. Vetter, Jr.	550,815,707	1,184,990

Donald L. Wass, Ph.D.	550,914,482	1,086,215

All Directors were elected by the above results.

With regard to approval of the Employee Stock Investment Plan, the following votes were cast:

FOR	AGAINST	ABSTAIN
551,922,719	40,636	37,342

With regard to ratifying the appointment of Ernst & Young LLP as the Company’s independent auditors for fiscal 2004, the following votes were cast:

FOR	AGAINST	ABSTAIN
551,546,888	447,037	6,772

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES

April 3, 2004

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibit Number

3.1	Certificate of Incorporation of the Company, as amended.*

4.1	Certificate of Incorporation of the Company, as amended (included as Exhibit 3.1).*

10.1	2004 Amended and Restated Credit Agreement, dated as of April 7, 2004, between Pilgrim’s Pride Corporation and CoBank, ACB, as lead arranger and book manager, and as administrative, documentation and collateral agent and the lenders from time to time parties thereto as lenders.*

10.2	Third Amended and Restated Secured Credit Agreement, dated April 7, 2004, between Pilgrim’s Pride Corporation and Harris Trust and Savings Bank, individually and as agent, and the lenders from time to time parties thereto as lenders.*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer of Pilgrim’s Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer of Pilgrim’s Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith

(b)	Reports on Form 8-K

The Company filed a Current Report on Form 8-K/A on January 13, 2004, amending its Current Report on Form 8-K of December 8, 2003, to provide the Financial Statements and Pro Forma Financial Information relating to the Company’s acquisition of the ConAgra chicken division, pursuant to “Item 2 - Acquisition or Disposition of Assets.”

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

PILGRIM’S PRIDE CORPORATION

Date: May 4, 2004	/s/ Richard A. Cogdill
Richard A. Cogdill
Executive Vice President,
Chief Financial Officer,
Secretary and Treasurer
(Principal Financial Officer,
Chief Accounting Officer and
Authorized Signatory)

EXHIBIT INDEX

3.1	Certificate of Incorporation of the Company, as amended.*

4.1	Certificate of Incorporation of the Company, as amended (included as Exhibit 3.1).*

10.1	2004 Amended and Restated Credit Agreement, dated as of April 7, 2004, between Pilgrim’s Pride Corporation and CoBank, ACB, as lead arranger and book manager, and as administrative, documentation and collateral agent and the lenders from time to time parties thereto as lenders.*

10.2	Third Amended and Restated Secured Credit Agreement, dated April 7, 2004, between Pilgrim’s Pride Corporation and Harris Trust and Savings Bank, individually and as agent, and the lenders from time to time parties thereto as lenders.*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer of Pilgrim’s Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer of Pilgrim’s Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith