Form 10-Q
period 2004-07-03
PILGRIMS PRIDE CORP
filed 2004-08-13
CIK 802481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2004

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

Not Applicable
(Former name, former address and former fiscal year, if changed since last report.)

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

Number of shares outstanding of the issuer’s common stock, as of August 13, 2004, was 66,555,733.

INDEX PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
Consolidated balance sheets July 3, 2004 and September 27, 2003
Consolidated income statements Three months and nine months ended July 3, 2004 and June 28, 2003
Consolidated statements of cash flows Nine months ended July 3, 2004 and June 28, 2003
Notes to consolidated financial statements as of July 3, 2004
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Item 4.	Controls and Procedures

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Item 6.	Exhibits and Reports on Form 8-K

SIGNATURES

EXHIBIT INDEX

2

PART I. FINANCIAL INFORMATION Item 1. Financial Statements Pilgrim’s Pride Corporation and Subsidiaries Consolidated Balance Sheets
	July 3, 2004	September 27, 2003

	(Unaudited)
Assets	(in thousands except share data)
Current Assets:
Cash and cash equivalents	$36,839	$16,606
Trade accounts and other receivables, less allowance for doubtful accounts	214,812	127,020
Inventories	625,208	340,881
Other current assets	57,758	6,201

Total Current Assets	934,617	490,708

Other Assets	48,831	31,302

Property, Plant and Equipment:
Land	51,247	38,708
Buildings, machinery and equipment	1,532,973	1,085,281
Autos and trucks	60,948	55,239
Construction-in-progress	33,018	21,209

	1,678,186	1,200,437
Less accumulated depreciation	(527,405)	(464,963)

	1,150,781	735,474

	$2,134,229	$1,257,484

Liabilities and Stockholders’ Equity Current Liabilities:
Accounts payable	$298,431	$159,164
Accrued expenses	251,866	107,503
Current deferred income tax	10,242	10,242
Current maturities of long-term debt	8,175	2,680

Total Current Liabilities	568,714	279,589

Long-Term Debt, Less Current Maturities	591,297	415,965
Deferred Income Taxes	123,104	113,988
Minority Interest in Subsidiary	1,252	1,246
Commitments and Contingencies	--	--

Stockholders’ Equity:
Preferred stock, $.01 par value, 5,000,000 authorized shares; none issued	--	--
Common stock – $.01 par value, 160,000,000 authorized shares; 66,826,833 and 41,383,779 issued, respectively	668	414
Additional paid-in capital	431,662	79,625
Retained earnings	418,246	368,195
Accumulated other comprehensive income	854	30
Less treasury stock, 271,100 shares	(1,568)	(1,568)

Total Stockholders’ Equity	849,862	446,696

	$2,134,229	$1,257,484

See notes to consolidated financial statements.

3

Pilgrim’s Pride Corporation and Subsidiaries Consolidated Income Statements (Unaudited)

	Three Months Ended		Nine Months Ended

	July 3, 2004	June 28, 2003	July 3, 2004 (40 Weeks)	June 28, 2003 (39 Weeks)

	(in thousands, except share and per share data)

Net Sales	$1,447,995	$651,877	$3,877,269	$1,909,874
Costs and Expenses:
Cost of sales	1,268,764	600,932	3,493,844	1,805,257
Cost of sales-restructuring	55,982	--	55,982	--
Non-recurring recoveries	--	(10,302)	(76)	(36,002)
Selling, general and administrative	78,209	35,107	190,160	102,728
Other restructuring charges	7,923	--	7,923	--

	1,410,878	625,737	3,747,833	1,871,983

Operating income	37,117	26,140	129,436	37,891

Other Expense (Income):
Interest expense, net	14,690	9,417	40,658	28,835
Foreign exchange (gain) loss	65	(334)	328	(466)
Miscellaneous, net	285	(8,124)	1,222	(36,787)

	15,040	959	42,208	(8,418)

Income before income taxes	22,077	25,181	87,228	46,309
Income tax expense	12,263	7,740	34,178	15,346

Net income	$9,814	$17,441	$53,050	$30,963

Net income per common share– basic and diluted	$ 0.15	$ 0.42	$ 0.86	$ 0.75

Dividends per common share	$0.015	$0.015	$0.045	$0.045

Weighted average shares outstanding	66,555,733	41,112,679	61,376,254	41,112,679

See notes to consolidated financial statements.

4

Pilgrim’s Pride Corporation and Subsidiaries Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended

	July 3, 2004 (40 Weeks)	June 28, 2003 (39 Weeks)

	(in thousands)
Cash Flows From Operating Activities:
Net income	$53,050	$30,963
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	88,120	54,253
Non-cash restructuring charges	44,279	--
Loss on property disposals	1,631	(277)
Deferred income taxes	9,117	17,318
Changes in operating assets and liabilities:
Accounts and other receivables	38,639	(33,265)
Inventories	(90,158)	(31,509)
Other current assets	(15,520)	1,566
Accounts payable and accrued expenses	96,525	(22,997)
Other	64	(1,357)

Cash provided by operating activities	225,747	14,695

Investing Activities:
Acquisitions of property, plant and equipment	(55,837)	(36,146)
Business acquisition, net of equity consideration	(304,592)	--
Proceeds from property disposals	1,079	923
Other, net	820	(4,284)

Cash used in investing activities	(358,530)	(39,507)

Financing Activities:
Borrowing for acquisition	300,767	--
Proceeds from notes payable to banks	70,000	255,500
Repayments of notes payable to banks	(70,000)	(255,500)
Proceeds from long-term debt	294,345	108,133
Payments on long-term debt	(430,285)	(78,992)
Equity and debt issue cost	(8,991)	(366)
Cash dividends paid	(2,999)	(1,858)

Cash provided by financing activities	152,837	26,917

Effect of exchange rate changes on cash and cash equivalents	179	(351)

Increase in cash and cash equivalents	20,233	1,754
Cash and cash equivalents at beginning of year	16,606	14,913

Cash and Cash Equivalents at End of Period	$36,839	$16,667

Supplemental Non-cash Disclosure Information:
Business acquisition, equity consideration (before cost of issuance)	$ 357,475	$ --

See notes to consolidated financial statements.

5
Table of Contents PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES July 3, 2004

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE A—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Pilgrim’s Pride Corporation (referred to herein as “Pilgrim’s,” “the Company,” “we,” “us,” “our” or similar terms) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S.”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments unless otherwise disclosed) considered necessary for a fair presentation have been included. Operating results for the period ended July 3, 2004 are not necessarily indicative of the results that may be expected for the year ending October 2, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in Pilgrim’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003.

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

Total comprehensive income was $10.7 million and $17.4 million for the three months and $53.9 million and $29.7 million for the nine months ended July 3, 2004 and June 28, 2003, respectively.

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

6
Table of Contents PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES July 3, 2004

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

The final purchase price is subject to adjustment based on determination of the final adjusted net book value of the assets purchased. On July 28, 2004, the Company reached an agreement with ConAgra on the final purchase price and on July 29, 2004, the Company received payment from ConAgra for $32.5 million (the “Overpayment”) plus interest of $1.5 million which will be recorded as Interest Income in the fourth quarter of fiscal 2004. ConAgra has also reassumed the risk of liability on certain litigation arising prior to the acquisition. The Overpayment has been classified as “Other current assets”.

7
Table of Contents PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES July 3, 2004

Purchase consideration:
(In thousands):

Common stock	$357,475
Long-term debt	300,767
Transaction costs	9,475

Total purchase price	$667,717

The following table summarizes the Company's estimates of fair value of the assets acquired and liabilities assumed at the date of acquisition.  A preliminary estimate of the intangible assets acquired, which relate primarily to tradenames and customer relationships, is being amortized over fifteen years and is included in "Other Assets."  The purchase price allocation is preliminary and will be finalized after completion of the Company's final evaluation of the operations acquired from ConAgra.

Purchase price allocation:
(In thousands):

Current assets	$357,588
Property, plant and equipment	489,165
Other assets	24,591

Total assets acquired	871,344

Current liabilities	187,627
Long-term debt	16,000

Total liabilities assumed	$203,627

Total purchase price	$667,717

The unaudited pro forma financial information has been presented as if the acquisition of the ConAgra chicken division had occurred as of the beginning of each period presented. For the three and nine month periods ended June 28, 2003, the ConAgra chicken division information has been included with a one-month lag to the Pilgrim’s Pride reporting period in order to maintain their existing quarterly period.

8
Table of Contents PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES July 3, 2004

Pro Forma Financial Information:

	Three Months Ended		Nine Months Ended
In thousands except for share data	July 3, 2004	June 28, 2003	July 3, 2004 (40 Weeks)	June 28,2003 (39 Weeks)

Net sales	$1,447,995	$1,251,241	$4,338,717	$3,650,744
Depreciation and amortization	$29,303	$35,900	$94,055	$101,964
Operating income	$37,117	$18,920	$154,542	$12,694
Interest expense, net	$14,690	$18,313	$45,029	$53,500
Income(loss) before taxes	$22,077	$9,065	$108,654	$(2,041)
Net Income (loss)	$9,814	$5,620	$66,335	$(1,120)
Net income (loss) per common share	$0.15	$0.08	$1.00	$(0.02)
Weighted average shares outstanding	66,555,733	66,555,733	66,555,733	66,555,733

NOTE C—RESTRUCTURING AND NON-RECURRING RECOVERIES

On April 26, 2004, the Company announced a plan to restructure its turkey division, including the sale or closure of some facilities in Virginia. The Company immediately placed the facility and related property and equipment for sale. In accordance with Statement of Financial Accounting Standards No. 144, (SFAS 144), as of the announcement date the Company classified these facilities as held for sale on its balance sheet. The Company recorded, as cost of sales-restructuring, charges of approximately $56.0 million representing a non-cash asset impairment charge of $44.3 million to write down the facility and related property and equipment to its fair value less selling cost which is estimated at approximately $2 million along with approximately $11.7 million in related charges, primarily inventory losses on discontinued products. The Company also recorded as other restructuring charges, approximately $7.9 million related to exit and severance costs in connection with the restructuring. Approximately 1,300 employees will be affected by this restructuring. If the facilities are not sold by October 2004, the Company intends to cease production and liquidate the assets on an individual basis.

Non-recurring recoveries, which is a component of gross profit and operating income, include reimbursements received from the U.S. federal government under a relief plan related to the avian influenza outbreak in the Commonwealth of Virginia (“Virginia”) on March 12, 2002 and proceeds received from litigation initiated by the Company in antitrust lawsuits alleging a world-wide conspiracy to control production capacity and raise prices of vitamins and methionine. Proceeds received by the Company as successor to WLR Foods in connection with the lawsuits described above are recorded as Other Expense (Income); Miscellaneous, Net. The Company received no reimbursements in the third quarter of fiscal 2004 in connection with the litigation settlements. The Company anticipates no significant future relief from the federal government or from the lawsuits discussed above.

9
Table of Contents PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES July 3, 2004

The following table summarizes the impact of the restructuring and non-recurring recoveries on each of the periods presented (in millions):

	Three Months Ended
	July 3, 2004

	Cost of Goods-Restructuring	Non-recurring Recoveries	Other Restructuring Charges	Miscellaneous Net	Total

Avian Influenza	$--	$--	$--	$--	$--
Vitamin	--	--	--	--	--
Methionine	--	--	--	--	--
Restructuring and Related charges	56.0	--	7.9	--	63.9

Total	$56.0	$--	$7.9	$--	$63.9

	Three Months Ended
	June 28, 2003

	Cost of Goods-Restructuring	Non-recurring Recoveries	Other Restructuring Charges	Miscellaneous Net	Total

Avian Influenza	$--	$(0.1)	$--	$--	$(0.1)
Vitamin	--	--	--	(0.4)	(0.4)
Methionine	--	(10.2)	--	(7.0)	(17.2)
Restructuring and Related charges	--	--	--	--	--

Total	$--	$(10.3)	$--	$(7.4)	$(17.7)

	Nine Months Ended
	July 3, 2004

	Cost of Goods-Restructuring	Non-recurring Recoveries	Other Restructuring Charges	Miscellaneous Net	Total

Avian Influenza	$--	$--	$--	$--	$--
Vitamin	--	(0.1)	--	(0.9)	(1.0)
Methionine	--	--	--	--	--
Restructuring and Related charges	56.0	--	7.9	--	63.9

Total	$56.0	$(0.1)	$7.9	$(0.9)	$62.9

	Nine Months Ended
	June 28, 2003

	Cost of Goods-Restructuring	Non-recurring Recoveries	Other Restructuring Charges	Miscellaneous Net	Total

Avian Influenza	$--	$(16.1)	$--	$--	$(16.1)
Vitamin	--	(1.6)	--	(22.8)	(24.4)
Methionine	--	(18.3)	--	(12.6)	(30.9)
Restructuring and Related charges	--	--	--	--	--

Total	$--	$(36.0)	$--	$(35.4)	$(71.4)

10
Table of Contents PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES July 3, 2004

NOTE D—ACCOUNTS RECEIVABLE

Under our Receivables Purchase Agreement, we sell on a revolving basis, up to $125.0 million of certain trade receivables (the “Pooled Receivables”) to a special purpose corporation wholly owned by us, which in turn sells a percentage ownership interest to third parties. At July 3, 2004 and September 27, 2003, an interest in these Pooled Receivables of $125.0 million and $58.5 million, respectively, had been sold to third parties and was reflected as a reduction to accounts receivable. The gross proceeds resulting from the sale are included in cash flows from operating activities in the Consolidated Statements of Cash Flows. Gross proceeds of $66.5 million were received during the nine month period ended July 3, 2004. Losses on these sales were immaterial. As of the fiscal month ended July 3, 2004, no additional Pooled Receivables were available for sale.

At the time of the recall of certain deli meats in October 2002, the Company had a separate insurance contract for product recall coverage with an insurance company that specifically provides for reimbursement of direct recall related expenses, product restoration expenses and loss of business income. The Company has recorded receivables related to direct recall related expense, specifically related to the write-off of inventory, third party shipping and freight costs, payments made for outside labor, internal hourly labor, third party warehouse storage costs and payments to customers. The Company has recorded $10.2 million in recall related expenses, net of the deductible amount of $0.5 million and the $16.0 million advance payment from the Company's insurer, as a component of "Current Assets – Trade accounts and other receivables." The Company has recorded as a receivable only the readily, objectively determinable amounts of direct product recall costs reimbursable under its insurance policy. The Company has filed claims, to date, under this insurance contract totaling approximately $98 million; although, the policy limit is $50 million. On February 24, 2004, we filed suit against our insurer, Ace American Insurance Company (“Ace”), in the District Court of the State of Texas for Dallas County seeking judgment for the remaining $34.0 million owed under the policy, consequential and punitive damages, costs and interest. On March 19, 2004, Ace filed a general denial answer to our suit filed against them. We continue to believe, however, that we will recover the remaining amounts owed to us by our insurer under the policy and specifically that the portion of the policy currently recorded as a receivable is probable of collection. However, no assurances can be given that we will ultimately recover to the full extent of the policy.

11
Table of Contents PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES July 3, 2004

NOTE E—INVENTORIES

Inventories consist of the following:	July 3, 2004	September 27, 2003

	(in thousands)
Chicken:
Live chicken and hens	$232,189	$102,796
Feed, eggs and other	117,687	70,245
Finished chicken products	176,921	83,264

	526,797	256,305
Turkey:
Live turkey and hens	21,115	30,505
Feed, eggs and other	15,302	12,405
Finished turkey products	61,994	41,666

	98,411	84,576

Total Inventories	$625,208	$340,881

NOTE F—LONG TERM DEBT

We maintain $180.0 million in revolving credit facilities, $30.0 million of which relates to our Mexico operations, and $500.0 million in a secured revolving/term borrowing facility. Borrowings under the revolving/term borrowing facility are available on a revolving basis until April 7, 2008 at which time the outstanding borrowings will be converted to a term loan. Approximately one-half of the converted term loan principal balance outstanding as of April 7, 2008 will be payable in quarterly installments through August 31, 2011 with all remaining principal and interest due on August 31, 2011. The $500.0 million revolving/term borrowing facility provides for interest rates ranging from LIBOR plus one percent to LIBOR plus two and five-eighths percent depending upon our total debt to capitalization ratio. Borrowings under the revolving/term borrowing facility were $25.0 million at July 3, 2004. The $25.0 million of outstanding borrowings on the $500.0 million revolving/term borrowing facility was repaid in July 2004. As a result, $417.1 million, which was available for borrowings at July 29, 2004, is secured by certain fixed assets. The $150.0 million domestic revolving credit facility provides for interest rates ranging from LIBOR plus seven-eighths percent to LIBOR plus three and three-eighths percent depending upon our total debt to capitalization ratio. The $150.0 million domestic revolving credit facility, $101.5 million of which was available for borrowings at July 29, 2004, is secured by domestic chicken inventories. The $30.0 million facility in Mexico is secured by the accounts receivable, inventories and certain fixed assets of the Company's Mexico operations. Borrowings against these facilities are subject to the availability of eligible collateral and no material adverse change provisions.

In November 2003, the Company borrowed approximately $299.5 million in additional long-term debt to fund the closing of the ConAgra chicken division acquisition. The specific borrowings are discussed in Note B and consisted of a combination of subordinated debt, senior notes and asset based borrowings.

12
Table of Contents PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES July 3, 2004

The following table presents our long-term debt as of July 3, 2004 and September 27, 2003 (in thousands):

	Final Maturity	July 3, 2004	September 27, 2003

Senior unsecured notes, interest at 9 5/8%	2011	$303,128	$303,500
Senior subordinated unsecured notes, interest at 9 1/4%	2013	100,000	--
Note payable to an insurance company at 6.68%	2012	56,567	58,512
Notes payable to an insurance company at LIBOR plus 2.2075%	2013	77,329	--
Note payable to a lender at LIBOR plus 2.2075%	2010	19,000	--
Revolving term/credit facility at LIBOR plus 1.50%, payable monthly	2011	25,000	--
Revolving term/credit facility – 10 year tranche at LIBOR plus 1.75%, payable monthly	2010	--	39,188
Revolving term/credit facility – 7 year tranche at LIBOR plus 1.50%, payable monthly	2007	--	15,813
Industrial revenue bond at variable rate	2012	9,500	--
Industrial revenue bond at variable rate	2019	4,700	--
Other notes payable	Various	4,248	1,632

		599,472	418,645
Less current maturities		(8,175)	(2,680)

Total		$591,297	$415,965

Annual maturities of long-term debt for the five years subsequent to September 27, 2003 are: Remainder of fiscal 2004 -- $2.0 million, 2005 -- $9.4 million, 2006 -- $9.6 million, 2007 -- $9.9 million and 2008 -- $11.4 million.

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

13
Table of Contents PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES July 3, 2004

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

Following the reclassification, our certificate of incorporation contains no provisions for Class A common stock or Class B common stock. In connection with the elimination of the dual class capital structure, our certificate of incorporation now authorizes 160 million shares of common stock instead of 100 million shares of Class A common stock and 60 million shares of Class B common stock.

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

As of July 3, 2004, we estimate that approximately 28.0 million shares of our common stock carry 20 votes per share, of which 25.4 million shares are beneficially owned by our Chairman, Lonnie “Bo” Pilgrim, or certain related entities.

14
Table of Contents PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES July 3, 2004

NOTE H—RELATED PARTY TRANSACTIONS

Lonnie “Bo” Pilgrim, the Chairman and, through certain related entities, the major stockholder of the Company (collectively, the “major stockholder”), owns an egg laying and a chicken growing operation. In addition, at certain times during the year, the major stockholder purchases from the Company live chickens and hens and certain feed inventories during the grow-out process and then contracts with the Company to resell the birds at maturity using a market-based formula, with price subject to a ceiling price calculated at his cost plus two percent. Purchases made by the Company under this agreement resulted in an operating margin to the major stockholder of $9,259 and $8,992 during the quarters, and $1,044,747 and $338,592 during the nine months ended July 3, 2004 and June 28, 2003, respectively, on gross amounts paid by the Company to the major stockholder as described below in “Live chicken purchases from major stockholder.”

Transactions with related parties are summarized as follows:

	Three Months Ended		Nine Months Ended

	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003

	(in thousands)
Lease payments on commercial egg property	187	187	563	563
Chick, feed and other sales to major stockholder	366	338	52,960	47,799
Live chicken purchases from major stockholder	793	118	54,217	47,444
Loan guaranty fees	443	845	1,928	2,614
Lease payments on airplane	99	99	297	297

NOTE I—COMMITMENTS and CONTINGENCIES

The Company’s future minimum lease commitments under non-cancelable operating leases are as follows: remainder of fiscal 2004 -- $8.5 million, 2005 -- $27.1 million, 2006 -- $22.5 million, 2007 -- $18.0 million, 2008 -- $13.1 million and thereafter $19.5 million.

At July 3, 2004, the Company had $33.6 million in letters of credit outstanding relating to normal business transactions.

15
Table of Contents PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES July 3, 2004

In October 2002, a limited number of USDA environmental samples from our Franconia, Pennsylvania plant tested positive for Listeria. As a result, we voluntarily recalled all cooked deli products produced at the plant from May 1, 2002 through October 11, 2002. No illnesses have been linked to any of our recalled products and none of such products have tested positive for the strain of Listeria associated with an outbreak in the Northeastern U.S. that occurred during the summer of 2002. However, in connection with this recall, we have been named as a defendant in seven lawsuits brought by individuals generally alleging injuries resulting from contracting Listeria monocytogenes. We believe that we have meritorious defenses to these claims, and intend to assert vigorous defenses to the litigation. Neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to any of these cases can be determined at this time. After considering our available insurance coverage, we do not expect these cases to have a material impact on our financial position, operations or liquidity.

On December 31, 2003, we were served with a purported class action complaint styled "Angela Goodwin, et al. v. ConAgra Poultry Company and Pilgrim's Pride" in the United States District Court, Western District of Arkansas, El Dorado Division, alleging racial and age discrimination at one of the facilities we acquired from ConAgra. We are evaluating the defense and materiality of the claim. Neither the likelihood of an unfavorable outcome nor the ultimate liability, if any, can be determined at this time.

We are subject to various other legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

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

16
Table of Contents PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES July 3, 2004

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

Non-recurring recoveries, which represent settlements for vitamin and methionine litigation covering several periods, as well as federal compensation for avian influenza losses, have not been allocated to any segment because the proper allocation cannot be readily determined

17
Table of Contents PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES July 3, 2004

The following table presents certain information regarding our segments (in thousands):

	Three Months Ended		Nine Months Ended

	July 3, 2004(a)	June 28, 2003	July 3, 2004(a)	June 28, 2003

			(40 Weeks)	(39 Weeks)
Net Sales to Customers:
Chicken and Other Products:
United States (b)	$1,284,740	$485,667	$3,377,176	$1,399,518
Mexico	96,969	93,921	286,373	281,281

Sub-total	1,381,709	579,588	3,663,549	1,680,799
Turkey	66,286	72,289	213,720	229,075

Total	$1,447,995	$651,877	$3,877,269	$1,909,874

Operating Income:
Chicken and Other Products:
United States (b)	$109,952	$26,734	$231,745	$32,368
Mexico	(1,692)	8,830	(4,141)	18,917

Sub-total	108,260	35,564	227,604	51,285
Turkey(c)	(71,143)	(19,726)	(98,244)	(49,396)

Sub-total	37,117	15,838	129,360	1,889
Non-recurring recoveries(d)	--	10,302	76	36,002

Total	$37,117	$26,140	$129,436	$37,891

Depreciation and Amortization(e)
Chicken and Other Products:
United States (b)	$24,342	$13,985	$73,146	$39,473
Mexico	3,063	2,939	9,308	9,006

Sub-total	27,405	16,924	82,454	48,479
Turkey	1,898	2,017	5,847	5,774

Total	$29,303	$18,941	$88,301	$54,253

(a)
The acquisition of the ConAgra chicken division has been accounted for as a purchase and the results of operations for this acquisition have been included in our consolidated results of operations since November 23, 2003, the acquisition date.

(b)	Includes our Puerto Rico operations.
(c)
Includes $56.0 million of restructuring charges included in cost of sales-restructuring and $7.9 million in related exit and severance costs included in other restructuring charges for the three and nine months ended July 3, 2004 associated with the announced sale or closure of the Hinton, Virginia turkey production facilities.

(d)	Non-recurring recoveries are as follows (in millions):
	Three Months Ended		Nine Months Ended

	July 3, 2004	June 28, 2003	July 3, 2004	June 28,2003

Avian influenza	$--	$0.1	$--	$16.1
Vitamin/Methionine	--	10.2	0.1	19.9

Total	$--	$10.3	$0.1	$36.0

(e)
Includes amortization of capitalized financing costs of approximately $0.4 million and $1.4 million, and $0.3 million and $1.1 million for the three and nine month periods ending July 3, 2004 and June 28, 2003, respectively.

18
Table of Contents PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES July 3, 2004

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

We are in the process of fully integrating the operations of the ConAgra chicken division into the Company. We expect the acquisition will result in significant cost saving opportunities and enhanced growth. We are currently preparing an optimization plan for all production and distribution facilities and determining and implementing a “best practices” approach across all operations. We believe we have realized important synergies at this time from the acquisition and there will be significant synergies identified in the future.

Restructuring of Turkey Operations

On April 26, 2004, we announced a plan to restructure our turkey business to significantly reduce our production of commodity turkey meat and strengthen our focus on value-added turkey products. As part of our restructuring effort, we intend to sell or close our Hinton, Virginia turkey commodity meat operations. We expect the restructuring to have a positive impact on pre-tax earnings of approximately $25-$30 million per year, reduce working capital employed in the turkey business by approximately $50 million and decrease commodity sales in our turkey division by approximately $70 million per year. We recorded, as cost of sales-restructuring, approximately $56.0 million and, as other restructuring charges, $7.9 million related to exit and severance costs in the third quarter of fiscal 2004. We expect that our turkey division will have an operating loss of as much as $11–$16 million for the remaining three months of fiscal 2004. We expect the continuing turkey operations to be profitable in fiscal 2005. The restructuring will significantly reduce our production of commodity turkey meat and strengthen our focus on value-added turkey products, such as cooked deli breast, turkey sausages, turkey burgers, ground turkey, salads and ready to cook roasts.

19
Table of Contents PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES July 3, 2004

General

Profitability in the poultry industry is materially affected by the commodity prices of feed ingredients, chicken and turkey, which are determined by supply and demand factors. As a result, the chicken and turkey industries are subject to cyclical earnings fluctuations. Cyclical earnings fluctuations can be mitigated somewhat by:

- Business strategy;
- Product mix;
- Sales and marketing plans; and
- Operating efficiencies.

In an effort to reduce price volatility and to generate higher, more consistent profit margins, we have concentrated on the production and marketing of prepared foods products. Prepared foods products generally have higher profit margins than our other products. Feed ingredient purchases are the single largest component of our cost of goods sold, representing approximately 33% of our cost of goods sold in the first nine months of fiscal year 2004. The production of feed ingredients is positively or negatively affected primarily by weather patterns throughout the world, the global level of supply inventories, demand for feed ingredients and the agricultural policies of the United States and foreign governments. As further processing is performed, feed ingredient costs become a decreasing percentage of a product’s total production costs. Products sold in this form enable us to charge a premium, reduce the impact of feed ingredient costs on our profitability and improve and stabilize our profit margins.

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

20
Table of Contents PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES July 3, 2004

The following table presents certain information regarding our segments (in thousands):

	Three Months Ended		Nine Months Ended

	July 3, 2004(a)	June 28, 2003	July 3, 2004(a)	June 28, 2003

			(40 Weeks)	(39 Weeks)
N et Sales to Customers:
Chicken and Other Products:
United States (b)	$1,284,740	$485,667	$3,377,176	$1,399,518
Mexico	96,969	93,921	286,373	281,281

Sub-total	1,381,709	579,588	3,663,549	1,680,799
Turkey	66,286	72,289	213,720	229,075

Total	$1,447,995	$651,877	$3,877,269	$1,909,874

Operating Income:
Chicken and Other Products:
United States (b)	$109,952	$26,734	$231,745	$32,368
Mexico	(1,692)	8,830	(4,141)	18,917

Sub-total	108,260	35,564	227,604	51,285
Turkey(c)	(71,143)	(19,726)	(98,244)	(49,396)

Sub-total	37,117	15,838	129,360	1,889
Non-recurring recoveries(d)	--	10,302	76	36,002

Total	$37,117	$26,140	$129,436	$37,891

Depreciation and Amortization(e)
Chicken and Other Products:
United States (b)	$24,342	$13,985	$73,146	$39,473
Mexico	3,063	2,939	9,308	9,006

Sub-total	27,405	16,924	82,454	48,479
Turkey	1,898	2,017	5,847	5,774

Total	$29,303	$18,941	$88,301	$54,253

a)
The acquisition of the ConAgra chicken division has been accounted for as a purchase and the results of operations for this acquisition have been included in our consolidated results of operations since November 23, 2003, the acquisition date.

(b)	Includes our Puerto Rico operations.
(c)
Includes $56.0 million of restructuring charges included in cost of sales-restructuring and $7.9 million in related exit and severance costs included in other restructuring charges for the three and nine months ended July 3, 2004 associated with the announced sale or closure of the Hinton, Virginia turkey production facilities.

(d)	Non-recurring recoveries are as follows (in millions):
	Three Months Ended		Nine Months Ended

	July 3, 2004	June 28, 2003	July 3, 2004	June 28,2003

Avian influenza	$--	$0.1	$--	$16.1
Vitamin/Methionine	--	10.2	0.1	19.9

Total	$--	$10.3	$0.1	$36.0

(e)
Includes amortization of capitalized financing costs of approximately $0.4 million and $1.4 million, and $0.3 million and $1.1 million for the three and nine month periods ending July 3, 2004 and June 28, 2003, respectively.

21
Table of Contents PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES July 3, 2004

The following table presents certain items as a percentage of net sales for the periods indicated:

	Percentage of Net Sales

	Three Months Ended		Nine Months Ended

	July 3, 2004	June 28, 2003	July 3, 2004	June 28, 2003

Net Sales	100.0%	100.0%	100.0%	100.0%
Costs and Expenses:
Cost of sales	87.6%	92.2%	90.1%	94.5%
Cost of sales-restructuring	3.9%	0.0%	1.5%	0.0%
Non-recurring recoveries	0.0%	(1.6)%	0.0%	(1.9)%
Gross profit	8.5%	9.4%	8.4%	7.4%
Selling, general and administrative	5.4%	5.4%	4.9%	5.4%
Other restructuring charges	0.5%	0.0%	0.2%	0.0%
Operating Income	2.6%	4.0%	3.3%	2.0%
Interest Expense	1.0%	1.4%	1.1%	1.5%
Other Expense (Income)	0.0%	(1.3)%	0.0%	(1.9)%
Income before Income Taxes	1.5%	3.9%	2.2%	2.4%
Net Income	0.7%	2.7%	1.4%	1.6%

Results of Operations

The change in our results of operations for the first nine months of fiscal 2004 as compared to the same period in fiscal 2003 is impacted by a number of significant items. The following is a brief description of these items and the nature of their effect in each of the periods being presented. As discussed in Note B to the financial statements above, on November 23, 2003, we completed the purchase of all the outstanding stock of the corporations represented as ConAgra Foods, Inc. (“ConAgra”) chicken division (“ConAgra chicken division”). This acquisition has resulted in significant increases in net sales and related costs, as well as, assets, liabilities, interest and outstanding debt. The acquired business has been included in our results of operations for 32 of the 40 weeks in the first nine months of fiscal 2004.

As discussed above under “-Restructuring of Turkey Operations” and in “Note C-Restructuring and Non-Recurring Recoveries” to the financial statements included in “Item 1. Financial Statements” above, on April 26, 2004, we announced a plan to restructure our turkey business and recorded, as cost of sales-restructuring $56.0 million, primarily due to asset impairments, and, as other restructuring charges, related exit and severance costs of $7.9 million.

Our first nine months ended July 3, 2004 included 40 weeks versus the first nine months of fiscal 2003, which included 39 weeks, resulting in an increase in each of the categories discussed in our results of operations by approximately 2.6%, as compared to the corresponding period in the preceding year. As this change impacted all the Income Statement categories in a reasonably consistent manner, no separate discussion of this factor is included in our results of operations discussion, unless the impact of the applicable category varied from the increase described above.

22
Table of Contents PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES July 3, 2004

In October 2002, one product sample produced in our Franconia, Pennsylvania facility that had not been shipped to customers tested positive for Listeria. We later received information from the USDA suggesting environmental samples taken at the facility had tested positive for both the strain of Listeria identified in the product and a strain having characteristics similar to those of the strain identified in a Northeastern Listeria outbreak. As a result, we voluntarily recalled all cooked deli products produced at the plant from May 1, 2002 through October 11, 2002. We carried insurance designed to cover the direct recall related expenses and certain aspects of the related business interruption caused by the recall. We estimate that the sales in our turkey division were negatively affected by approximately $82.0 million, $73.0 million and $63.0 million during fiscal 2003 and for the first nine months of fiscal 2003 and 2004, respectively. For those same periods, we estimate that operating margins were negatively affected by approximately $65.0 to $70.0 million, $35.0 to $40.0 million and $20 to $25 million, respectively. As a result of these losses, the Company’s insurance claim for business interruption and certain product re-establishment costs amounts to approximately $74.0 million for the period from the date of the recall through October 11, 2003, the 1-year anniversary of the recall and the insurance policy time limitation period for business interruption loss recovery. Aggregating the direct recall expense claim with the anticipated business interruption and product re-establishment costs, our total insurance claim is expected to be approximately $100 million, although our policy limit is $50 million, $16 million of which has been received as of July 3, 2004 and $10.2 million of which has been recorded as a receivable from our insurance carriers.

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

Fiscal Third Quarter 2004 Compared to Fiscal Third Quarter 2003

Consolidated Net Sales. Consolidated net sales were $1,448.0 million for the third quarter of fiscal 2004, an increase of $796.1 million, or 122.1%, from the third quarter of fiscal 2003. The increase in consolidated net sales resulted from a $685.3 million increase in U.S. chicken sales to $1,121.1 million and a $114.7 million increase in sales of other products to $169.9 million, and a $2.1 million increase in Mexico chicken sales to $90.7 million, offset partially by a $6.0 million decrease in turkey sales to $66.3 million. The increase in U.S. chicken sales was primarily due to the acquisition of the ConAgra chicken division, which contributed $546.2 million to U.S. chicken sales. Also affecting U.S. chicken sales was a 21.6% increase in total revenue per dressed pound produced, primarily due to significant commodity price improvement during the third quarter of fiscal 2004. The decrease in turkey sales was due primarily to a 16.8% decrease in turkey production, offset partially by a 10.2% increase in total revenue per dressed pound produced. The $2.1 million increase in Mexico chicken sales was primarily due to an 8.0% increase in pounds produced, offset by a 5.2% decrease in total revenue per pound produced.  The $114.7 million increase in sales of other products was due to a $113.8 million increase in U.S. other sales to $163.7 million, of which $81.5 million was contributed by the ConAgra chicken division, and a $0.9 million increase in Mexico’s other sales to $6.2 million.

23
Table of Contents PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES July 3, 2004

Cost of Sales. Consolidated cost of sales was $1,268.8 million in the third quarter of fiscal 2004, an increase of $667.9 million, or 111.1%, when compared to the third quarter of fiscal 2003. The U.S. operations had an increase in cost of sales of $654.1 million, which was primarily due to the acquisition of the ConAgra chicken division as well as significantly higher grain costs experienced in the third quarter of fiscal 2004 compared to the same period in the prior year. Our Mexico operations had a $13.8 million increase in cost of sales primarily due to higher grain costs.

Cost of Sales-Restructuring. Cost of sales-restructuring of $56.0 million in the third quarter of fiscal 2004 primarily represents $44.3 million to impair the Hinton, Virginia facilities along with inventory losses on discontinued products.

Non-recurring recoveries. Non-recurring recoveries were $10.3 million in the third quarter of fiscal 2003. There are none in the third quarter of fiscal 2004.

Gross Profit. Gross profit was $123.2 million for the third quarter of fiscal 2004, an increase of $62.0 million, or 101.3% from the gross profit of $61.2 million in the same period last year, due to the ConAgra acquisition and improvements in U.S. operations, partially offset by higher grain costs, the restructuring and weaker results in our Mexico operations. Gross profit as a percentage of sales decreased to 8.5% in the third quarter of fiscal 2004, from 9.4% in the third quarter of fiscal 2003. Included in Gross Profit in the third quarter of fiscal 2004 was $56.0 million of cost of sales-restructuring charges associated with the turkey restructuring. Included in Gross Profit in the third quarter of fiscal 2004 was $10.3 million of non-recurring recoveries. See Note C to the financial statements included in “Item 1. Financial Statements”, above.

Selling, General and Administrative Expenses. Consolidated selling, general and administrative expenses were $78.2 million in the third quarter of fiscal 2004 and $35.1 million in the third quarter of fiscal 2003. The $43.1 million increase was due primarily to our November 23, 2003 acquisition of the ConAgra chicken division. As a percentage of sales, consolidated selling, general and administrative expenses remained constant at 5.4% in the third quarter of fiscal 2004.

Other Restructuring Charges. Other restructuring charges were $7.9 million in the third quarter of fiscal 2004 representing exit and severance costs associated with the turkey restructuring.

Operating Income. Consolidated operating income was $37.1 million for the third quarter of fiscal 2004, increasing by approximately $11.0 million when compared to the third quarter of fiscal 2003, which included $10.3 million of non-recurring recoveries. The increase was due primarily to higher margins on our U.S. chicken products and the ConAgra acquisition, offset by the $56.0 million in cost of sales-restructuring charges and the related other restructuring charges of $7.9 million and weaker results in our Mexico operations. See Note C to the financial statements included in “Item 1. Financial Statements”, above.

24
Table of Contents PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES July 3, 2004

Interest Expense.  Consolidated net interest expense increased 56.4% to $14.7 million in the third quarter of fiscal 2004, when compared to $9.4 million for the third quarter of fiscal 2003, due primarily to debt issued in connection with the November 23, 2003 acquisition of the ConAgra chicken division. As a percentage of sales, interest expense in the third quarter in fiscal 2004 decreased to 1.0% from 1.4% in the third quarter of fiscal 2003.

Miscellaneous, Net. Consolidated miscellaneous, net expense (income) decreased $7.8 million to $0.3 million, primarily due to $7.4 million of methionine and vitamin litigation settlements received in the third quarter of fiscal 2003.

Income Tax Expense. Consolidated income tax expense in the third quarter of fiscal 2004 was $12.3 million, compared to an income tax expense of $7.7 million in the third quarter of fiscal 2003. This increase in consolidated income tax expense was primarily caused by higher pretax earnings in the U.S. for the third quarter of fiscal 2004.

First Nine Months of Fiscal 2004 Compared to First Nine Months of Fiscal 2003

Consolidated Net Sales. Consolidated net sales were $3,877.3 million for the first nine months of fiscal 2004, an increase of $1,967.4 million, or 103.0%, from the first nine months of fiscal 2003. The increase in consolidated net sales resulted from a $1,684.8 million increase in U.S. chicken sales to $2,933.2 million, and a $296.3 million increase in sales of other products to $461.8 and a $1.7 million increase in Mexico chicken sales to $268.6 million, offset partially by a $15.4 million decrease in turkey sales to $213.7 million. The increase in U.S. chicken sales was primarily due to the acquisition of the ConAgra chicken division, which contributed $1,280.5 million of U.S. chicken sales and $233.1 million of sales of other products. Also affecting U.S. chicken sales was an 18.7% increase in total revenue per dressed pound produced, primarily due to significantly higher commodity chicken prices. The decrease in turkey sales was due primarily to an 11.3% decrease in turkey production, offset by a 5.1% increase in revenue per pound. The $1.7 million increase in Mexico chicken sales was primarily due to an 8.0% increase in pounds produced, offset by a 6.8% decrease in revenue per pound produced. We expect that industry production levels for the foreseeable future in Mexico will remain higher when compared to the prior year; however, we anticipate our Mexico operations will improve somewhat over the remainder of the year. The $296.2 million increase in sales of other products was due to a $292.8 million increase in U.S. other sales to $443.9 million, of which $233.1 million was contributed by the ConAgra chicken division, and by a $3.4 million increase in Mexico’s other sales to $17.7 million.

Cost of Sales. Consolidated cost of sales was $3,493.8 million in the first nine months of fiscal 2004, an increase of $1,688.5 million, or 93.5%, when compared to the first nine months of fiscal 2003. The U.S. operations had an increase in cost of sales of $1,659.7 million, which was primarily due to the acquisition of the ConAgra chicken division, as well as significantly higher grain costs experienced in the first nine months of fiscal 2004 compared to the same period in the prior year. Our Mexico operations had a $28.8 million increase in cost of sales primarily due to higher grain costs.

25
Table of Contents PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES July 3, 2004

Cost of Sales-Restructuring.  Cost of sales-restructuring of $56.0 million in the first nine months of fiscal 2004 primarily represents $44.3 million to impair the Hinton, Virginia facilities along with inventory losses on discontinued products.

Non-recurring recoveries. Non-recurring recoveries were $0.1 million in the first nine months of fiscal 2004, consisting of litigation settlements. This is a $35.9 million decrease from the $36.0 million in the first nine months of fiscal 2003, consisting of $16.1 million of avian influenza reimbursements and $19.9 million of litigation settlements.

Gross Profit. Gross profit was $327.5 million for the first nine months of fiscal 2004, an increase of $186.9 million, or 132.9% from the gross profit of $140.6 million in the same period last year, due to the ConAgra acquisition and improvements in U.S. operations, partially offset by the turkey restructuring discussed above and weak results in our Mexico and turkey operations. Gross profit as a percentage of sales increased to 8.4% in the first nine months of fiscal 2004, from 7.4% in the first nine months of fiscal 2003. Included in Gross Profit in the first nine months of fiscal 2004 was $56.0 million of cost of sales-restructuring charges associated with the turkey restructuring. Included in Gross Profit in the first nine months of fiscal 2004 was $36.0 million of non-recurring recoveries. See Note C to the financial statements included in “Item 1. Financial Statements”, above.

Selling, General and Administrative Expenses. Consolidated selling, general and administrative expenses were $190.2 million in the first nine months of fiscal 2004 and $102.7 million in the first nine months of fiscal 2003. The $87.5 million increase was due primarily to our November 23, 2003 acquisition of the ConAgra chicken division. As a percentage of sales, consolidated selling, general and administrative expenses decreased in the first nine months of fiscal 2004 to 4.9%, from 5.4% in the same period of fiscal 2003.

Other Restructuring Charges. Other restructuring charges were $7.9 million in the first nine months of fiscal 2004 representing exit and severance costs associated with the turkey restructuring.

Operating Income. Consolidated operating income was $129.4 million for the first nine months of fiscal 2004, increasing by approximately $91.5 million when compared to the first nine months of fiscal 2003, which included $36.0 million of non-recurring recoveries. The increase was due primarily to higher margins on our U.S. chicken products and the ConAgra acquisition, offset partially by the above mentioned restructuring charges and other related charges and weaker results in our Mexico operations. See Note C to the financial statements included in “Item 1. Financial Statements”, above.

Interest Expense. Consolidated net interest expense increased 41.3% to $40.7 million in the first nine months of fiscal 2004, when compared to $28.8 million for the first nine months of fiscal 2003, due primarily to debt issued in connection with the November 23, 2003 acquisition of the ConAgra chicken division.

Miscellaneous, Net. Consolidated miscellaneous, net expense (income) decreased $38.0 million to $1.2 million, primarily due to $35.4 million of methionine and vitamin litigation settlements received in the first nine months of fiscal 2003.

26
Table of Contents PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES July 3, 2004

Income Tax Expense.
Consolidated income tax expense for the first nine months of fiscal 2004 was $34.2 million, compared to an income tax expense of $15.3 million in the first nine months of fiscal 2003. This increase in consolidated income tax expense was primarily caused by higher pretax earnings in the U.S. for the third quarter of fiscal 2004, offset by a tax benefit from Mexico operations in the first nine months of fiscal 2004.

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

The final purchase price is subject to adjustment based on determination of the final adjusted net book value of the assets purchased. On July 28, 2004, the Company reached an agreement with ConAgra on the final purchase price and on July 29, 2004, the Company received payment from ConAgra for $32.5 million (the “Overpayment”) plus interest of $1.5 million which will be recorded as Interest Income in the fourth quarter of fiscal 2004. ConAgra has also reassumed the risk of liability on certain litigation arising prior to the acquisition. The overpayment has been classified as “Other current assets”.

27
Table of Contents PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES July 3, 2004

Purchase consideration:
(In thousands)
Common stock	$357,475
Long-term debt	300,767
Transaction costs	9,475

Total purchase price	$667,717

We maintain $180.0 million in revolving credit facilities, $30.0 million of which relates to our Mexico operations, and $500.0 million in a secured revolving/term borrowing facility. Borrowings under the revolving/term borrowing facility are available on a revolving basis until April 7, 2008 at which time the outstanding borrowings will be converted to a term loan. Approximately one-half of the converted term loan principal balance outstanding as of April 7, 2008 will be payable in quarterly installments through August 31, 2011 with all remaining principal and interest due on August 31, 2011. The $500.0 million revolving/term borrowing facility provides for interest rates ranging from LIBOR plus one percent to LIBOR plus two and five-eighths percent depending upon our total debt to capitalization ratio. Borrowings under the revolving/term borrowing facility were $25.0 million at July 3, 2004. The $25.0 million of outstanding borrowings on the $500.0 million revolving/term borrowing facility was repaid in July 2004. As a result, $417.1 million, which was available for borrowings at July 29, 2004, is secured by certain fixed assets. The $150.0 million domestic revolving credit facility provides for interest rates ranging from LIBOR plus seven-eighths percent to LIBOR plus three and three-eighths percent depending upon our total debt to capitalization ratio. The $150.0 million domestic revolving credit facility, $101.5 million of which was available for borrowings at July 29, 2004, is secured by domestic chicken inventories. The $30.0 million facility in Mexico is secured by the accounts receivable, inventories and certain fixed assets of the Company's Mexico operations. Borrowings against these facilities are subject to the availability of eligible collateral and no material adverse change provisions.

Under our Receivables Purchase Agreement, we sell on a revolving basis, up to $125.0 million of certain trade receivables (the “Pooled Receivables”) to a special purpose corporation wholly owned by us, which in turn sells a percentage ownership interest to third parties. At July 3, 2004 and September 27, 2003, an interest in these Pooled Receivables of $125.0 million and $58.5 million, respectively, had been sold to third parties and was reflected as a reduction to accounts receivable. The gross proceeds resulting from the sale are included in cash flows from operating activities in the Consolidated Statements of Cash Flows. Gross proceeds of $66.5 million were received during the nine month period ended July 3, 2004. Losses on these sales were immaterial. As of the fiscal month ended July 3, 2004, no additional Pooled Receivables were available for sale.

28
Table of Contents PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES July 3, 2004

Obligations under long-term debt, guarantee fees and operating leases at July 3, 2004 are as follows (in millions):

	Payments Due By Period
Contractual Obligations	Total	Last Quarter FY 2004	FY 2005- FY 2006	FY 2007- FY 2008	Thereafter

Long-term Debt(a)	$598.5	$2.0	$19.1	$21.3	$556.1
Guarantee Fees	13.4	2.3	4.3	3.9	2.9
Operating Leases	108.7	8.5	49.6	31.1	19.5
Total	$720.6	$12.8	$73.0	$56.3	$578.5

(a) Excludes $33.6 million in letters of credit outstanding related to normal business transactions.

At July 3, 2004, our working capital increased to $365.9 million and our current ratio decreased to 1.64 to 1, compared with working capital of $211.1 million and a current ratio of 1.76 to 1 at September 27, 2003, primarily due to the working capital changes discussed below.

Trade accounts and other receivables were $214.8 million at July 3, 2004, compared to $127.0 million at September 27, 2003. The $87.8 million, or 69.1%, increase in trade accounts and other receivables was primarily due to the November 23, 2003 acquisition of the ConAgra chicken division, offset by the sale of $66.5 million of trade receivables under the Receivables Purchase Agreement.

Inventories were $625.2 million at July 3, 2004, compared to $340.9 million at September 27, 2003. The $284.3 million, or 83.4%, increase in inventories was primarily due to the November 23, 2003 acquisition of the ConAgra chicken division.

Accounts payable and accrued expenses increased $283.6 million to $550.3 million at July 3, 2004, compared to $266.7 million at September 27, 2003, primarily due to the November 23, 2003 acquisition of the ConAgra chicken division.

Capital expenditures of $55.8 million and $36.1 million for the nine months ended July 3, 2004 and June 28, 2003, respectively, were primarily incurred to improve efficiencies, reduce costs and for the routine replacement of equipment. We anticipate spending approximately $85.0 million to $95.0 million in fiscal 2004 and $150 to $175 million in fiscal 2005 to improve efficiencies, expand capacities and for the routine replacement of equipment. We expect to finance such expenditures with available operating cash flows and existing revolving/term and revolving credit facilities.

Cash flows provided by operating activities were $225.7 million and $14.7 million, for the nine months ended July 3, 2004 and June 28, 2003, respectively. The increase in cash flows provided by operating activities for the first nine months of fiscal 2004, when compared to the first nine months of fiscal 2003, was due primarily to improvements in profitability and the November 23, 2003 acquisition of the ConAgra chicken division, as well as the significant changes in working capital items described above.

29
Table of Contents PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES July 3, 2004

Cash flows provided by financing activities were $152.8 million and $26.9 million for the nine months ended July 3, 2004 and June 28, 2003, respectively. The increase in cash provided by financing activities for the first nine months of fiscal 2004, when compared to the first nine months fiscal 2003, was due primarily to the debt issued to finance the November 23, 2003 acquisition of the ConAgra chicken division.

We are a party to many routine contracts in which we provide general indemnities in the normal course of business to third parties for various risks. We have not recorded a liability for any of these indemnities, as the likelihood of payment in each case is considered remote.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Feed Ingredients

We purchase certain commodities, primarily corn and soybean meal. As a result, our earnings are affected by changes in the price and availability of such feed ingredients. As market conditions dictate, we will from time to time lock-in future feed ingredient prices using various hedging techniques, including forward purchase agreements with suppliers and futures contracts. We do not use such financial instruments for trading purposes and are not a party to any leveraged derivatives. Market risk is estimated as a hypothetical 10% increase in the weighted-average cost of our primary feed ingredients as of July 3, 2004. Based on our feed consumption during the three and nine months ended July 3, 2004, such an increase would have resulted in an increase to cost of sales of approximately $42.2 million and $111.6 million, respectively, excluding the impact of any hedging in that period.

Foreign Currency

Our earnings are affected by foreign exchange rate fluctuations related to the Mexico peso net monetary position of our Mexico subsidiaries. We manage this exposure primarily by attempting to minimize our Mexico peso net monetary position, but from time to time, we have considered executing hedges to help minimize this exposure. Such instruments, however, have historically not been economically feasible. We are also exposed to the effect of potential exchange rate fluctuations to the extent that amounts are repatriated from Mexico to the United States. However, we currently anticipate that the cash flows of our Mexico subsidiaries will continue to be reinvested in our Mexico operations. In addition, the Mexico peso exchange rate can directly and indirectly impact our results of operations and financial position in several ways, including potential economic recession in Mexico resulting from a devalued peso. The impact on our financial position and results of operations resulting from a hypothetical change in the exchange rate between the U.S. dollar and the Mexico peso cannot be reasonably estimated. Foreign currency exchange gains and losses, representing the change in the U.S. dollar value of the net monetary assets of our Mexico subsidiaries denominated in Mexico pesos, was a loss of $0.3 million in the first nine months of fiscal 2004 compared to a loss of $0.5 million for the first nine months of fiscal 2003. On July 3, 2004, the Mexico peso closed at 11.47 to 1 U.S. dollar, compared to 11.03 at September 27, 2003. No assurance can be given as to how future movements in the peso could affect our future earnings.

There have been no material changes from the information provided in Item 7A of our Annual Report on Form 10-K for the fiscal year ended September 27, 2003, other than as described above.

30
Table of Contents PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES July 3, 2004

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
  Management of our cash resources, particularly in light of our substantial leverage;
  Restrictions imposed by, and as a result of, our substantial leverage;
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

31
Table of Contents PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES July 3, 2004

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In October 2002, a limited number of USDA environmental samples from our Franconia, Pennsylvania plant tested positive for Listeria. As a result, we voluntarily recalled all cooked deli products produced at the plant from May 1, 2002 through October 11, 2002. No illnesses have been linked to any of our recalled products, and none of such products have tested positive for the strain of Listeria associated with an outbreak in the Northeastern U.S. that occurred during the summer of 2002. However, following this recall, a number of demands and cases have been made and filed alleging injuries purportedly arising from the consumption of products produced at this facility. These cases include: “Lawese Drayton, Individually and as Personal Representative of the Estate of Raymond Drayton, deceased, Plaintiff, v. Pilgrim's Pride Corporation, Jack Lambersky Poultry Company, Inc. DBA JL Foods Co, Inc., Defendants,” which was filed against us in the United States District Court for the Eastern District of Pennsylvania on April 15, 2003; “Laron Harvey, by his mother and natural guardian, Shakandra Hampton, and Shakandra Hampton in her own right v. Pilgrim's Pride Corporation, et al.,” which was filed in the Pennsylvania Court of Common Pleas on May 5, 2003, and has since been removed to the U.S. District Court of the Eastern District of Pennsylvania; “Ryan and Dana Patterson v. Pilgrim's Pride Corp., et al.” which was filed in the Superior Court of New Jersey, Law Division, Passaic County, on August 12, 2003; “Jamar Clarke, a minor, and Wanda Multrie Clarke v. Pilgrim’s Pride Corporation et al.” which was filed in the Supreme Court of the State of New York, County of Queens on August 1, 2003; “Roselle v. Pilgrim's Pride Corporation and Jack Lambersky Poultry Company, Inc.” which was filed in the Superior Court of New Jersey, Law Division, Union County, on June 14, 2004; and "Levonchuk v. Pilgrim's Pride Corp., et al." which was filed in the U.S. District Court for the Eastern District of Pennsylvania on July 28, 2004. Neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to any of these cases can be determined at this time. These cases are in various stages of litigation, and we believe we have meritorious defenses to each of the claims, which we intend to vigorously defend. After considering our available insurance coverage, we do not expect any of these matters to have a material impact on our financial position, operations or liquidity.

On December 31, 2003, we were served with a purported class action complaint styled "Angela Goodwin, et al. v. ConAgra Poultry Company and Pilgrim's Pride" in the United States District Court, Western District of Arkansas, El Dorado Division, alleging racial and age discrimination at one of the facilities we acquired from ConAgra.  We are evaluating the defense and materiality of the claim.  Neither the likelihood of an unfavorable outcome nor the ultimate liability, if any, can be determined at this time.

We are subject to various other legal proceedings and claims, which arise in the ordinary course of our business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect our financial position or results of operations.

32
Table of Contents PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES July 3, 2004

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibit Number

3.1
Certificate of Incorporation of Pilgrim’s Pride Corporation, as amended (incorporated by reference from Exhibit 3.1 of Pilgrim's Pride Corporation's Quarterly Report on Form 10-Q (No. 001-09273) filed on May 4, 2004).

3.2
Amended and Restated Corporate Bylaws of Pilgrim's Pride Corporation (incorporated by reference from Exhibit 4.4 of Pilgrim's Pride Corporation's Registration Statement on Form S-8 (No. 333-111929) filed on January 15, 2004).

4.1	Certificate of Incorporation of Pilgrim’s Pride Corporation, as amended (included as Exhibit 3.1).

4.2	Amended and Restated Corporate Bylaws of Pilgrim's Pride Corporation (included as Exhibit 3.2).

10.1
2004 Amended and Restated Credit Agreement, dated as of April 7, 2004, between Pilgrim’s Pride Corporation and CoBank, ACB, as lead arranger and book manager, and as administrative, documentation and collateral agent and the lenders from time to time parties thereto as lenders (incorporated by reference from Exhibit 10.1 of Pilgrim's Pride Corporation's Quarterly Report on Form 10-Q (No. 001-09273) filed on May 4, 2004).

10.2
Third Amended and Restated Secured Credit Agreement, dated April 7, 2004, between Pilgrim’s Pride Corporation and Harris Trust and Savings Bank, individually and as agent, and the lenders from time to time parties thereto as lenders (incorporated by reference from Exhibit 10.2 of Pilgrim's Pride Corporation's Quarterly Report on Form 10-Q (No. 001-09273) filed on May 4, 2004).

12.1	Statement regarding Computation of Ratios*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer of Pilgrim's Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer of Pilgrim's Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith

33
Table of Contents PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES July 3, 2004

(b)	Reports on Form 8-K

The Company filed a Current Report on Form 8-K on April 26, 2004, to provide certain supplemental historical financial information, including quarterly information regarding net sales by primary market line, pursuant to "Item 9. Regulation FD Disclosure."

The Company filed a Current Report on Form 8-K on April 28, 2004, to furnish a press release issued by the Company with a transcript of the earnings conference call discussing its results of operations for the second fiscal quarter of 2004, pursuant to "Item 12. Results of Operations and Financial Condition," in accordance with SEC Release No. 33-8216.

The Company filed a Current Report on Form 8-K on May 3, 2004, to furnish a press release issued by the Company announcing its results of operations for the second quarter of fiscal 2004, pursuant to "Item 12. Results of Operations and Financial Condition," in accordance with SEC Release No. 33-8216. In the press release, the Company also announced a restructuring of its turkey business to significantly reduce its production of commodity turkey meat and strengthen its focus on value-added turkey products.

34
Table of Contents PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES July 3, 2004

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PILGRIM’S PRIDE CORPORATION

/s/ Richard A. Cogdill

Date:	August 13, 2004	Richard A. Cogdill
Executive Vice President,
Chief Financial Officer,
Secretary and Treasurer
(Principal Financial Officer,
Chief Accounting Officer and
Authorized Signatory)

35
Table of Contents PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES July 3, 2004

EXHIBIT INDEX

3.1
Certificate of Incorporation of Pilgrim’s Pride Corporation, as amended (incorporated by reference from Exhibit 3.1 of Pilgrim's Pride Corporation's Quarterly Report on Form 10-Q (No. 001-09273) filed on May 4, 2004).

3.2
Amended and Restated Corporate Bylaws of Pilgrim's Pride Corporation (incorporated by reference from Exhibit 4.4 of Pilgrim's Pride Corporation's Registration Statement on Form S-8 (No. 333-111929) filed on January 15, 2004).

4.1	Certificate of Incorporation of Pilgrim’s Pride Corporation, as amended (included as Exhibit 3.1).

4.2	Amended and Restated Corporate Bylaws of Pilgrim's Pride Corporation (included as Exhibit 3.2).

10.1
2004 Amended and Restated Credit Agreement, dated as of April 7, 2004, between Pilgrim’s Pride Corporation and CoBank, ACB, as lead arranger and book manager, and as administrative, documentation and collateral agent and the lenders from time to time parties thereto as lenders (incorporated by reference from Exhibit 10.1 of Pilgrim's Pride Corporation's Quarterly Report on Form 10-Q (No. 001-09273) filed on May 4, 2004).

10.2
Third Amended and Restated Secured Credit Agreement, dated April 7, 2004, between Pilgrim’s Pride Corporation and Harris Trust and Savings Bank, individually and as agent, and the lenders from time to time parties thereto as lenders (incorporated by reference from Exhibit 10.2 of Pilgrim's Pride Corporation's Quarterly Report on Form 10-Q (No. 001-09273) filed on May 4, 2004).

12.1	Statement regarding Computation of Ratios *

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer of Pilgrim's Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer of Pilgrim's Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
* Filed herewith