Form 10-K
period 2004-10-02
PILGRIMS PRIDE CORP
filed 2004-11-24
CIK 802481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
____________________

FORM 10-K
____________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 2, 2004
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to
Commission File number 1-9273

PILGRIM’S PRIDE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	75-1285071
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

110 South Texas
Pittsburg, Texas	75686-0093
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (903) 855-1000

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, Par Value $0.01	New York Stock Exchange
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

The aggregate market value of the Registrant’s Common Stock, $0.01 par value, held by non-affiliates of the Registrant as of April 2, 2004, was $344,530,286. For purposes of the foregoing calculation only, all directors, executive officers and 5% beneficial owners have been deemed affiliates.

Number of shares of the Registrant’s Common Stock outstanding as of November 19, 2004, was 66,555,733.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for the annual meeting of stockholders to be held January 26, 2005 are incorporated by reference into Part III.

PILGRIM’S PRIDE CORPORATION
FORM 10-K
TABLE OF CONTENTS

PART I
		Page
Item 1.	Business	4
Item 2.	Properties	24
Item 3.	Legal Proceedings	25
Item 4.	Submission of Matters to a Vote of Security Holders	26

PART II
Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	27
Item 6.	Selected Financial Data	29
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results
	of Operations	32
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
	Forward Looking Statements and Risk Factors	48
Item 8.	Financial Statements and Supplementary Data (see Index to Financial Statements and
	Schedules below).	56
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial
	Disclosure.	56
Item 9A.	Controls and Procedures	56
Item 9B.	Other Information	57

PART III
Item 10.	Directors and Executive Officers of the Registrant	57
Item 11.	Executive Compensation	57
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related
	Stockholder Matters	57
Item 13.	Certain Relationships and Related Transactions	57
Item 14.	Principal Accountant Fees and Services	58

PART IV
Item 15.	Exhibits and Financial Statement Schedules	58
Signatures		65

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm		67
Consolidated Balance Sheets as of October 2, 2004 and September 27, 2003		68
Consolidated Statements of Income for the years ended October 2, 2004, September 27, 2003 and September 28, 2002		69

Consolidated Statements of Stockholders’ Equity for the years ended October 2, 2004, September 27, 2003 and September 28, 2002		70
Consolidated Statements of Cash Flows for the years ended October 2, 2004, September 27, 2003 and September 28, 2002		71

Notes to Consolidated Financial Statements		72
Schedule II - Valuation and Qualifying Accounts for the years ended		94
October 2, 2004, September 27, 2003 and September 28, 2002

PART I

Item 1.    Business

General

Overview and Recent Developments

The Company, which was incorporated in Texas in 1968 and reincorporated in Delaware in 1986, is the successor to a partnership founded in 1946 as a retail feed store. Over the years, the Company grew through both internal growth and various acquisitions of farming operations and poultry processors including the significant acquisition discussed below. We are the second largest producer of poultry in both the United States ("U.S.") and Mexico, the largest in Puerto Rico, and have one of the best known brand names in the poultry industry. In the U.S., we produce both prepared and fresh chicken and turkey; while in Mexico and Puerto Rico, we exclusively produce fresh chicken. Through vertical integration, we control the breeding, hatching and growing of chickens. We also control the processing, preparation, packaging and sale of our product lines, which we believe has made us one of the highest quality, lowest-cost producers of poultry in North America. We have consistently applied a long-term business strategy of focusing our growth efforts on the higher-value, higher-margin prepared foods products and have become a recognized industry leader in this market segment. Accordingly, our sales efforts have traditionally been targeted to the foodservice industry, principally chain restaurants and food processors. We have continually made investments to ensure our prepared foods capabilities remain state-of-the-art and have complemented these investments with a substantial and successful research and development effort. In fiscal 2004, we sold 5.3 billion pounds of dressed chicken and 310.2 million pounds of dressed turkey and generated net sales of $5.4 billion. In fiscal 2004, our U.S. operations including Puerto Rico accounted for 92.8% of our net sales, with the remaining 7.2% arising from our Mexico operations.

Business Acquisition

On November 23, 2003, we completed the purchase of all the outstanding stock of the corporations represented as the ConAgra Foods, Inc. chicken division ("ConAgra chicken division"). We sometimes refer to this acquisition as the "fiscal 2004 acquisition." The acquired business has been included in our results of operations since the date of the acquisition. The acquisition provided us with additional lines of specialty prepared chicken products, well-known brands, well-established distributor relationships and Southeastern U.S. processing facilities. The acquisition also included the largest distributor of chicken products in Puerto Rico. This allows us to provide customers at every point in the distribution chain with the broadest range of quality value-added chicken products and services available in the market today. See Note B-Business Acquisition of the notes to consolidated financial statements included elsewhere herein.

We have substantially completed integrating the operations of the ConAgra chicken division into the Company. We believe we have realized significant synergies at this time from the acquisition and believe there will be further synergies identified in the future as part of our on-going business strategy implementation, including the implementation of a "best practices" approach across all of our operations.

Restructuring of Turkey Operations

On April 26, 2004, we announced a plan to restructure our turkey business to significantly reduce our production of commodity turkey meat and strengthen our focus on value-added turkey products. As part of our restructuring effort, we sold our Hinton, Virginia turkey commodity meat operations. As a result, we now purchase turkey meat for processing into turkey prepared foods products, but continue to grow turkeys for our premium line of fresh and frozen whole turkeys. We estimate that the restructuring will have a positive impact on our fiscal 2005 pre-tax earnings of approximately $25-$30 million and decrease our fiscal 2005 commodity sales in our turkey division by approximately $70 million. In fiscal 2004 we recorded, as cost of sales-restructuring, approximately $64.2 million and, as other restructuring charges, $7.9 million related to exit and severance costs. The restructuring will significantly reduce our production of commodity turkey meat and strengthen our focus on value-added turkey products, such as cooked deli breast, turkey sausages, turkey burgers, ground turkey, salads and ready to cook roasts.

Recall Related Issues

In October 2002, one product sample produced in our Franconia, Pennsylvania facility that had not been shipped to customers tested positive for Listeria. We later received information from the USDA suggesting environmental samples taken at the facility had tested positive for both the strain of Listeria identified in the product and a strain having characteristics similar to those of the strain identified in a Northeastern Listeria outbreak. As a result, we voluntarily recalled all cooked deli products produced at the plant from May 1, 2002 through October 11, 2002. We carry insurance designed to cover the direct recall related expenses and certain aspects of the related business interruption caused by a recall. As a result of this recall, the Company’s insurance claim for business interruption and certain product re-establishment costs amounted to approximately $74 million for the period from the date of the recall through October 11, 2003, the one-year anniversary of the recall and the insurance policy time limitation period for business interruption loss recovery. Aggregating the direct recall expense claim with the anticipated business interruption and product re-establishment costs, our total loss was approximately $100 million, although our policy limit was $50 million. We received $4 million of this amount in fiscal 2003 and the remaining $46 million in fiscal 2004 from our insurer. In connection with the receipt of the insurance proceeds discussed above, we recognized $23.8 million recorded as a component of non-recurring recoveries in our consolidated statement of income for fiscal 2004.

Our Website

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on our website at www.pilgrimspride.com, under the "Investors - Financials - SEC Filings" caption as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

Strategy

Our objectives are (1) to increase sales, profit margins and earnings and (2) to outpace the growth of, and maintain our leadership position in, the poultry industry. To achieve these goals, we plan to continue pursuing the following strategies:

- Capitalize on significant scale with leading industry position and brand recognition. We are the second largest producer of chicken products in the U.S. We estimate that our U.S. market share, based on the total annual chicken production in the U.S., is approximately 15.5%, which is approximately 68% higher than the third largest competitor in the chicken industry. The complementary fit of markets, distributor relationships and geographic locations are a few of the many benefits we realized from our fiscal 2004 acquisition discussed above. We believe the acquired business’ established relationships with broad-line national distributors have enabled us to expand our customer base and provide nationwide distribution capabilities for all of our product lines. As a result, we believe we are one of only two U.S. chicken producers that can supply the growing demand for a broad range of price competitive standard and specialized products with well-known brand names on a nationwide basis from a single source supplier.

- Capitalize on attractive U.S. prepared foods market. We focus our U.S. growth initiatives on sales of prepared foods to the foodservice market because it continues to be one of the fastest growing and most profitable segments in the poultry industry. Products sold to this market segment require further processing, which enables us to charge a premium for our products, reducing the impact of feed ingredient costs on our profitability and improving and stabilizing our profit margins. Feed ingredient costs typically decrease from approximately 32%-49% of total production cost for fresh chicken products to approximately 16%-25% for prepared chicken products. Due to increased demand from our foodservice customers and our fiscal 2004 acquisition, our sales of prepared chicken products grew from $641.6 million in fiscal 2000 to $1,896.4 million in fiscal 2004, a compounded annual growth rate of 31.1%. Prepared food sales represented 46.3% of our total U.S. chicken revenues in fiscal year 2004, which we believe provides us with a significant competitive advantage and reduces our exposure to feed price fluctuations. The addition of well-known brands, including Pierce® and Easy-Entre&#-4088;e®, from our fiscal 2004 acquisition have significantly expanded Pilgrim’s Pride’s already sizeable prepared foods chicken offerings. Similarly, our acquisition of highly customized cooked chicken products, including breaded cutlets, sizzle strips and Wing-Dings®, for restaurants and specialty foodservice customers from this acquisition complement our existing lines of pre-cooked breast fillets, tenderloins, burgers, nuggets, salads and other prepared products for institutional foodservice, fast-food and retail customers.

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

- Enhance U.S. fresh chicken profitability through value-added, branded products. Our U.S. fresh chicken sales accounted for $1,982.7 million, or 48.5%, of our U.S. chicken sales for fiscal 2004. In addition to maintaining the sales of traditional fresh chicken products, our strategy is to shift the mix of our U.S. fresh chicken products by continuing to increase sales of higher margin, faster growing products, such as fixed weight packaged products and marinated chicken and chicken parts and to continually shift portions of this product mix into the higher value and margin prepared chicken products. Much of our fresh chicken products are sold under the Pilgrim’s Pride® and Country Pride® brand names, which are two well-known brands in the chicken industry. With the addition of a Gainesville, Georgia processing plant acquired in the fiscal 2004 acquisition, we added to our capabilities to cut and process case-ready, fixed-weight chicken for major national retail customers who are requesting standardized packaging in order to improve their offerings and inventory controls.

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

- Continue to seek strategic acquisitions. We have pursued opportunities to expand through acquisitions in the past. We expect to continue to evaluate acquisition opportunities in the future that would either compliment our existing businesses, broaden our production capabilities and/or improve our operating efficiencies.

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

- Leverage our turkey operations. We plan to take advantage of our leading market position, reputation as a high quality, high service provider of chicken products and the recent restructuring of our turkey operations by focusing on the following objectives:

- cross-selling prepared turkey products to existing chicken customers;

- developing new and innovative prepared turkey products by capitalizing on our research and development expertise;

- improving operating efficiencies in our turkey operations by applying proven management methodologies and techniques employed historically in our chicken operations; and

-	capitalizing on the unique opportunity to establish, develop and market turkey products under the Pilgrim’s Pride® and Pilgrim’s SignatureTM brand names.

- Capitalize on export opportunities. We intend to continue to focus on international opportunities to complement our U.S. chicken operations and capitalize on attractive export markets. According to the USDA, the export of U.S. chicken products increased 7.3% from 1999 through 2003. We believe U.S. chicken exports will grow as worldwide demand increases for high-grade, low-cost protein sources. According to USDA data, the export market for chicken is expected to grow at a compounded annual growth rate of 2.4% from 2003 to 2008. Historically, we have targeted international markets to generate additional demand for our chicken dark meat, which is a natural by-product of our U.S. operations given our concentration on prepared foods products and the U.S. customers’ general preference for white meat. As part of this initiative, we have created a significant international distribution network into several markets, including Mexico, which we now utilize not only for dark meat distribution, but also for various higher margin prepared foods and other poultry products. We employ both a direct international sales force and export brokers. Our key international markets include Eastern Europe, including Russia, the Far East and Mexico. We believe that we have substantial opportunities to expand our sales to these markets by capitalizing on direct international distribution channels supplemented by our existing export broker relationships. Our export and other category accounted for approximately 4.8% of our net sales in fiscal 2004.

Products and Markets

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

(2) Fresh chicken, which is refrigerated (non-frozen) whole or cut-up chicken sold to the foodservice industry either pre-marinated or non-marinated. Fresh chicken also includes prepackaged case-ready chicken, which includes various combinations of freshly refrigerated, whole chickens and chicken parts in trays, bags or other consumer packs labeled and priced ready for the retail grocer's fresh meat counter.

(3) Export and other chicken products, which are primarily parts and whole chicken, either refrigerated or frozen for U.S. export or domestic use, and chicken prepared foods products for U.S. export.

After completion of the restructuring of our turkey operations described above, our turkey products consist primarily of:

(1) Prepared turkey products, which are products such as turkey sausages, ground turkey, turkey hams and roasts, ground turkey breast products, salads and flavored turkey burgers. We also have an array of cooked, further processed deli products.

(2) Fresh turkey, which includes turkey burgers, and fresh and frozen whole birds, as well as semi-boneless whole turkey, which has all bones except the drumsticks removed.

Our chicken and turkey products are sold primarily to:

(1) Foodservice customers, which are customers such as chain restaurants, food processors, foodservice distributors and certain other institutions. We sell products to our foodservice customers ranging from portion-controlled refrigerated poultry parts to fully-cooked and frozen, breaded or non-breaded poultry parts or formed products.

(2) Retail customers, which are customers such as grocery store chains, wholesale clubs and other retail distributors. We sell to our retail customers branded, pre-packaged, cut-up and whole poultry, and fresh refrigerated or frozen whole poultry and poultry parts in trays, bags or other consumer packs.

The following table sets forth, for the periods beginning with fiscal 2000, net sales attributable to each of our primary product lines and markets served with those products. Consistent with our long-term strategy, we emphasized our U.S. growth initiatives on sales of prepared foods products, primarily to the foodservice market. This product and market segment has experienced, and we believe will continue to experience, greater growth than fresh chicken products. We based the table on our internal sales reports and their classification of product types and customers.

	Fiscal Year Ended
	Oct. 2, 2004(a)	Sept. 27, 2003	Sept. 28, 2002	Sept. 29, 2001(b)	Sept. 30, 2000
	(53 weeks)	(52 weeks)	(52 weeks)	(52 weeks)	(52 weeks)
U.S. Chicken Sales:	(in thousands)
Prepared Foods:
Foodservice	$1,647,904	$731,331	$659,856	$632,075	$589,395
Retail	213,775	163,018	158,299	103,202	47,655
Total Prepared Foods	1,861,679	894,349	818,155	735,277	637,050

Fresh Chicken:
Foodservice	1,328,883	474,251	448,376	387,624	202,192
Retail	653,798	257,911	258,424	224,693	148,977
Total Fresh Chicken	1,982,681	732,162	706,800	612,317	351,169

Export and Other:
Prepared Foods	34,735	26,714	30,528	18,912	4,595
Other Chicken	212,611	85,087	93,575	105,834	57,573
Total Export and Other	247,346	111,801	124,103	124,746	62,168
Total U.S. Chicken	4,091,706	1,738,312	1,649,058	1,472,340	1,050,387

Mexico Chicken Sales:	362,442	349,305	323,769	303,433	285,605
Total Chicken Sales	4,454,148	2,087,617	1,972,827	1,775,773	1,335,992

U.S. Turkey Sales:
Prepared Foods:
Foodservice	80,927	89,957	134,651	88,012	--
Retail	37,384	29,141	54,638	48,681	--
Total Prepared Foods	118,311	119,098	189,289	136,693	--

Fresh Turkey:
Foodservice	39,749	48,448	36,119	18,618	--
Retail	116,905	125,411	107,582	71,647	--
Total Fresh Turkey	156,654	173,859	143,701	90,265	--

Export and Other:
Prepared Foods	1,949	2,128	2,858	2,434	--
Other Turkey	9,338	10,593	12,270	9,443	--
Total Export and Other	11,287	12,721	15,128	11,877	--
Total U.S. Turkey Sales	286,252	305,678	348,118	238,835	--

Sales of Other Products:
United States	600,091	207,284	193,691	179,859	141,690
Mexico	23,232	18,766	19,082	20,245	21,757
Total Sales of Other Products	623,323	226,050	212,773	200,104	163,447

Total Net Sales	$5,363,723	$2,619,345	$2,533,718	$2,214,712	$1,499,439

Total Chicken Prepared Foods	$1,896,414	$921,063	$848,683	$754,189	$641,645
Total Turkey Prepared Foods	120,260	121,226	192,147	139,127	--

(a) The acquisition of the ConAgra chicken division on November 23, 2003 has been accounted for as a purchase, and the results of operations for this acquisition have been included in our consolidated results of operations since the acquisition date.

(b) The acquisition of WLR Foods on January 27, 2001 has been accounted for as a purchase, and the results of operations for this acquisition have been included in our consolidated results of operations since the acquisition date.

The following table sets forth, beginning with fiscal 2000, the percentage of net U.S. chicken and turkey sales attributable to each of our primary product lines and the markets serviced with those products. We based the table and related discussion on our internal sales reports and their classification of product types and customers.

	Fiscal Year Ended
	Oct. 2, 2004(a)	Sept. 27, 2003	Sept. 28, 2002	Sept. 29, 2001(b)	Sept. 30, 2000
U.S. Chicken Sales:
Prepared Foods:
Foodservice	40.3	42.1	39.9	42.9	56.2
Retail	5.2	9.4	9.6	7.0	4.5
Total Prepared Foods	45.5%	51.5%	49.5%	49.9%	60.7%

Fresh Chicken:
Foodservice	32.5	27.3	27.2	26.3	19.2
Retail	16.0	14.8	15.7	15.3	14.2
Total Fresh Chicken	48.5%	42.1%	42.9%	41.6%	33.4%

Export and Other:
Prepared Foods	0.8	1.5	1.9	1.3	0.4
Other Chicken	5.2	4.9	5.7	7.2	5.5
Total Export and Other	6.0%	6.4%	7.6%	8.5%	5.9%
Total U.S. Chicken	100.0%	100.0%	100.0%	100.0%	100.0%

U.S. Turkey Sales:
Prepared Foods:
Foodservice	28.2	29.5	38.7	36.8	--
Retail	13.1	9.5	15.7	20.4	--
Total Prepared Foods	41.3%	39.0%	54.4%	57.2%	--

Fresh Turkey:
Foodservice	13.9	15.8	10.4	7.8	--
Retail	40.8	41.0	30.9	30.0	--
Total Fresh Turkey	54.7%	56.8%	41.3%	37.8%	--

Export and Other:
Prepared Foods	0.7	0.7	0.8	1.0	--
Other Turkey	3.3	3.5	3.5	4.0	--
Total Export and Other	4.0%	4.2%	4.3%	5.0%	--
Total U.S. Turkey	100.0%	100.0%	100.0%	100.0%	--

Total Chicken Prepared Foods as a percentage of U.S. Chicken	46.3%	53.0%	51.4%	51.2%	61.1%

Total Turkey Prepared Foods as a percentage of U.S. Turkey	42.0%	39.7%	55.2%	58.2%	--

(a) The acquisition of the ConAgra chicken division on November 23, 2003 has been accounted for as a purchase, and the results of operations for this acquisition have been included in our consolidated results of operations since the acquisition date.

(b) The acquisition of WLR Foods on January 27, 2001 has been accounted for as a purchase, and the results of operations for this acquisition have been included in our consolidated results of operations since the acquisition date.

UNITED STATES

Product Types

Chicken Products

Prepared Foods Overview. During fiscal 2004, $1,861.7 million, or 45.5%, of our U.S. chicken sales were in prepared foods products to foodservice customers and retail distributors, as compared to $637.1 million in fiscal 2000. These numbers reflect the strategic focus for our growth. The market for prepared chicken products has experienced, and we believe will continue to experience, greater growth, higher average sales prices and higher margins than fresh chicken products. Also, the production and sale in the U.S. of prepared foods products reduce the impact of the costs of feed ingredients on our profitability. Feed ingredient costs are the single largest component of our total U.S. cost of goods sold, representing approximately 31% of our U.S. cost of goods sold for the fiscal year ended October 2, 2004. The production of feed ingredients is positively or negatively affected primarily by weather patterns throughout the world, the global level of supply inventories, demand for feed ingredients, and the agricultural policies of the U.S. and foreign governments. As further processing is performed, feed ingredient costs become a decreasing percentage of a product’s total production cost, thereby reducing their impact on our profitability. Products sold in this form enable us to charge a premium, reduce the impact of feed ingredient costs on our profitability and improve and stabilize our profit margins.

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

Fresh Chicken Overview. Our fresh chicken business is an important component of our sales and accounted for $1,982.7 million, or 48.5%, of our total U.S. chicken sales for fiscal 2004. In addition to maintaining sales of mature, traditional fresh chicken products, our strategy is to shift the mix of our U.S. fresh chicken products by continuing to increase sales of higher margin, faster growing products, such as marinated chicken and chicken parts, and to continually shift portions of this product mix into the higher value and margin prepared chicken products.

Most fresh chicken products are sold to established customers, based upon certain weekly or monthly market prices reported by the USDA and other public price reporting services, plus a markup, which is dependent upon the customer’s location, volume, product specifications and other factors. We believe our practices with respect to sales of fresh chicken are generally consistent with those of our competitors. Prices of these products are negotiated daily or weekly.

Export and Other Chicken Products Overview. Our export and other products consist of whole chickens and chicken parts sold primarily in bulk, non-branded form, either refrigerated to distributors in the U.S. or frozen for distribution to export markets, and branded and non-branded prepared foods products for distribution to export markets. In fiscal 2004, approximately $247.3 million, or 6.0%, of our total U.S. chicken sales were attributable to U.S. chicken export and other products. These exports and other products, other than the prepared foods products, have historically been characterized by lower prices and greater price volatility than our more value-added product lines.

Turkey Products

Prepared Foods Overview. During fiscal 2004, $118.3 million, or 41.3%, of our total U.S turkey sales were prepared turkey products sold to foodservice customers and retail distributors. Like the U.S. chicken markets, the market for prepared turkey products has experienced greater growth and higher margins than fresh turkey products, and the production and sale of prepared turkey products reduces the impact of the costs of feed ingredients on our profitability. Feed ingredient costs are the single largest component of our turkey division’s cost of goods sold, representing approximately 44% of our turkey cost of goods sold in fiscal 2004. Similarly with the chicken business, as further processing is performed, feed ingredient costs become a decreasing percentage of a product’s total production cost, thereby reducing their impact on our profitability.

We establish prices for our prepared turkey products based primarily upon perceived value to the customer, production costs and prices of competing products. The majority of these products are sold pursuant to agreements with varying terms that either set a fixed price or are subject to a market driven formula.

Fresh Turkey Overview. Our fresh turkey business accounted for $156.7 million, or 54.7%, of our total U.S. turkey sales in fiscal 2004. As is typical for the industry, a significant portion of the sales of fresh and frozen whole turkeys is seasonal in nature, with the height of sales occurring during the Thanksgiving and Christmas holidays. In addition to maintaining sales of mature, traditional fresh turkey products, our strategy is to shift the mix of our fresh turkey products by increasing sales of higher margin, faster growing value-added prepared turkey products, such as deli meats, ground turkey, turkey burgers and sausage, roasted turkey and salads.

In the fourth quarter of fiscal 2004, we sold our turkey processing operations in Hinton, Virginia. The production from this facility, in addition to supplying product to our further processing operations, provided products that were sold primarily as commodity products. Our remaining processing facility is focused on producing a premium line of fresh and frozen whole turkeys. We estimate that the restructuring of our turkey operations will decrease our fiscal 2005 commodity turkey sales by approximately $70 million.

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

Export and Other Turkey Products Overview. Prior to the restructuring of our turkey operations, our export and other turkey products consisted primarily of turkey parts sold in bulk, non-branded form, frozen for distribution to export markets. In fiscal 2004, approximately $11.3 million, or 4.0%, of our total U.S. turkey sales were attributable to export and other sales. These exports and other products have historically been characterized by lower prices and greater price volatility than our value-added product lines. Since the restructuring of our turkey operations, exports of turkey products have been negligible.

Markets for Chicken Products

Foodservice. The majority of our U.S. chicken sales are derived from products sold to the foodservice market. This market principally consists of chain restaurants, food processors and certain other institutions located throughout the continental U.S. We supply chicken products ranging from portion-controlled refrigerated chicken parts to fully cooked and frozen, breaded or non-breaded chicken parts or formed products.

We believe Pilgrim’s Pride is well-positioned to be the primary or secondary supplier to many national and international chain restaurants who require multiple suppliers of chicken products. Additionally, we believe we are well suited to be the sole supplier for many regional chain restaurants. Regional chain restaurants often offer better margin opportunities and a growing base of business.

With the integration of the ConAgra chicken division we are now a significant supplier to the broadline distributor segment which rounds out our foodservice offerings to allow us to service the entire foodservice industry.

We believe we have significant competitive strengths in terms of full-line product capabilities, high-volume production capacities, research and development expertise and extensive distribution and marketing experience relative to smaller and non-vertically integrated producers. While the overall chicken market has grown consistently, we believe the majority of this growth in recent years has been in the foodservice market. According to the National Chicken Council, from 1999 through 2003, sales of chicken products to the foodservice market grew at a compounded annual growth rate of approximately 4.7%, versus 4.3% growth for the chicken industry overall. Foodservice growth is anticipated to continue as food-away-from-home expenditures continue to outpace overall industry rates. According to the National Restaurant Association, food-away-from-home expenditures grew at a compounded annual growth rate of approximately 4.1% from 1999 through 2003 and are projected to grow at a 4.6% compounded annual growth rate from 2003 through 2010. As a result, the food-away-from-home category is projected by the National Restaurant Association to account for 53% of total food expenditures by 2010, as compared with the current amount of 46.1%. Due to internal growth and our fiscal 2004 acquisition, our sales to the foodservice market from fiscal 2000 through fiscal 2004 grew at a compounded annual growth rate of 39.2% and represented 72.8% of the net sales of our U.S. chicken operations in fiscal 2004.

Foodservice - Prepared Foods. The majority of our sales to the foodservice market consist of prepared foods products. Our prepared chicken products sales to the foodservice market were $1,647.9 million in fiscal 2004 compared to $589.4 million in fiscal 2000, a compounded annual growth rate of approximately 29.2%. In addition to the significant increase in sales created by the fiscal 2004 acquisition, we attribute this growth in sales of prepared chicken products to the foodservice market to a number of factors:

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

- Our further processing facilities with a wide range of capabilities are particularly well suited to the high-volume production as well as low-volume custom production runs necessary to meet both the capacity and quality requirements of the foodservice market; and

- We have established a reputation for dependable quality, highly responsive service and excellent technical support.

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

Retail. The retail market consists primarily of grocery store chains, wholesale clubs and other retail distributors. We concentrate our efforts in this market on sales of branded, prepackaged cut-up and whole chicken to grocery store chains and retail distributors in the midwestern, southwestern, western and eastern regions of the U.S. This regional marketing focus enables us to develop consumer brand franchises and capitalize on proximity to the trade customer in terms of lower transportation costs, more timely and responsive service, and enhanced product freshness. For a number of years, we have invested in both trade and retail marketing designed to establish high levels of brand name awareness and consumer preferences.

We utilize numerous marketing techniques, including advertising, to develop and strengthen trade and consumer awareness and increase brand loyalty for consumer products marketed under the Pilgrim’s Pride® brand. Our founder, Lonnie "Bo" Pilgrim, is the featured spokesman in our television, radio and print advertising, and a trademark cameo of a person wearing a Pilgrim’s hat serves as the logo on all of our primary branded products. As a result of this marketing strategy, Pilgrim’s Pride® is a well-known brand name in a number of markets. We believe our efforts to achieve and maintain brand awareness and loyalty help to provide more secure distribution for our products. We also believe our efforts at brand awareness generate greater price premiums than would otherwise be the case in certain southwestern markets. We also maintain an active program to identify consumer preferences. The program primarily consists of discovering and validating new product ideas, packaging designs and methods through sophisticated qualitative and quantitative consumer research techniques in key geographic markets.

Retail - Prepared Foods. We sell retail-oriented prepared chicken products primarily to grocery store chains located in the midwestern, southwestern, western and eastern regions of the U.S. Our prepared chicken products sales to the retail market were $213.8 million in fiscal 2004 compared to $47.7 million in fiscal 2000, a compounded annual growth rate of approximately 45.5%. We believe that our growth in this market segment will continue as retailers concentrate on satisfying consumer demand for more products which are quick, easy and convenient to prepare at home.

Retail - Fresh Chicken. Our prepackaged retail products include various combinations of freshly refrigerated, whole chickens and chicken parts in trays, bags or other consumer packs labeled and priced ready for the retail grocer’s fresh meat counter. We believe the retail prepackaged fresh chicken business will continue to be a large and relatively stable market, providing opportunities for product differentiation and regional brand loyalty.

Export and Other Chicken Products. Our export and other chicken products, other than the prepared foods products, consist of whole chickens and chicken parts sold primarily in bulk, non-branded form either refrigerated to distributors in the U.S. or frozen for distribution to export markets. In the U.S., prices of these products are negotiated daily or weekly and are generally related to market prices quoted by the USDA or other public price reporting services. We also sell U.S.-produced chicken products for export to Eastern Europe, including Russia, the Far East, Mexico and other world markets. On March 10, 2002, Russia announced it was imposing a ban on the importing of U.S. poultry products. Russia accounted for approximately 31% of all U.S. chicken exports in 2002, or approximately 5% of the total U.S. chicken production. On April 10, 2002, Russia announced the lifting of the import ban. On September 15, 2002, new sanitary guidelines were established by Russia that require veterinary specialists from the Agriculture Ministry of Russia to inspect and certify plants of U.S. poultry producers interested in exporting to Russia. As of November 24, 2004, six of our locations had been certified by the Agriculture Ministry for export into Russia and three additional locations have been re-inspected and we are waiting on notice of their certification by the Agriculture Ministry. We currently may export from three of our six certified locations and we may begin exporting to Russia from our other three certified locations after Russia lifts the current Avian Influenza ban on December 23, 2004. U.S. markets continue to be affected as Russia continues to restrict the import of U.S. poultry products below 2002 levels.

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

Markets for Turkey Products

Foodservice. A portion of our turkey sales are derived from products sold to the foodservice market. This market principally consists of chain restaurants, food processors, foodservice distributors and certain other institutions located throughout the continental U.S. After completion of the restructuring of our turkey operations described above, our turkey products include ready-to-cook turkey, fully cooked formed products, delicatessen products such as deli meats and sausage, salads, ground turkey and turkey burgers and other foodservice products.

We believe Pilgrim’s Pride is well-positioned to be the primary or secondary supplier to many chain restaurants that require multiple suppliers of turkey products. Additionally, we believe we are well suited to be the sole supplier for many regional chain restaurants.

We believe we have significant competitive strengths in terms of full-line product capabilities, high-volume production capacities, research and development expertise and extensive distribution and marketing experience relative to smaller producers.

Foodservice - Prepared Foods. The majority of our turkey sales to the foodservice market consist of prepared turkey products. Our prepared turkey sales to the foodservice market were $80.9 million of our sales in fiscal 2004. We believe that future growth in this segment will be attributable to the factors described above relating to the growth of prepared chicken sales to the foodservice market.

Foodservice - Fresh Turkey. We produce and market fresh, refrigerated and frozen turkey for sale to foodservice distributors, restaurant chains and other customers. These turkeys are usually of specific weight ranges and are usually whole birds to meet customer specifications. They are often marinated to enhance value and product differentiation.

Retail. A significant portion of our turkey sales is derived from products sold to the retail market. This market consists primarily of grocery store chains, wholesale clubs and other retail distributors. We concentrate our efforts in this market on sales of branded, prepackaged whole turkey to grocery store chains and retail distributors in the eastern and southwestern regions of the U.S. We believe this regional marketing focus enables us to develop consumer brand franchises and capitalize on proximity to the trade customer in terms of lower transportation costs, more timely and responsive service and enhanced product freshness.

We utilize numerous marketing techniques, including advertising, to develop and strengthen trade and consumer awareness and increase brand loyalty for consumer products marketed generally under the Pilgrim’s Pride® and Pilgrim’s SignatureTM brands. We believe our efforts to achieve and maintain brand awareness and loyalty help to provide more secure distribution for our products. We also believe our efforts at brand awareness generate greater price premiums than would otherwise be the case in certain eastern markets. We also maintain an active program to identify consumer preferences. The program primarily consists of testing new product ideas, packaging designs and methods through sophisticated qualititative and quantitative consumer research techniques in key geographic markets.

Retail - Prepared Foods. We sell retail-oriented prepared turkey products primarily to grocery store chains located in the eastern U.S. We also sell these products to the wholesale club industry.

Retail - Fresh Turkey. Our prepackaged, retail products include various combinations of freshly refrigerated and frozen whole turkey in bags as well as frozen ground turkey and turkey burgers. We believe the retail prepackaged fresh turkey business will continue to be a large and relatively stable market, providing opportunities for product differentiation and regional brand loyalty with large seasonal spikes during the holiday seasons.

Markets for Other U.S. Products

We have regional distribution centers located in Arizona, California, Iowa, Louisiana, Mississippi, North Carolina, Texas, Utah and Wisconsin that distribute our own poultry products, along with certain poultry and non-poultry products purchased from third parties, to independent grocers and quick service restaurants. Our non-poultry distribution business is conducted as an accommodation to our customers and to achieve greater economies of scale in distribution logistics. We believe the store-door delivery capabilities for our own poultry products provide a strategic service advantage in selling to quick service, national chain restaurants.

We market fresh eggs under the Pilgrim’s Pride® brand name, as well as under private labels, in various sizes of cartons and flats to U.S. retail grocery and institutional foodservice customers located primarily in Texas. We have a housing capacity for approximately 2.3 million commercial egg laying hens which can produce approximately 42 million dozen eggs annually. U.S. egg prices are determined weekly based upon reported market prices. The U.S. egg industry has been consolidating over the last few years, with the 25 largest producers accounting for more than 62.6% of the total number of egg laying hens in service during 2004. We compete with other U.S. egg producers primarily on the basis of product quality, reliability, price and customer service.

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

MEXICO

Background

The Mexican market represented approximately 7.2% of our net sales in fiscal 2004. We are the second largest producer of chicken in Mexico. We believe that our facilities are among the most technologically advanced in Mexico and that we are one of the lowest cost producers of chicken in Mexico.

Product Types

While the market for chicken products in Mexico is less developed than in the U.S., with sales attributed to fewer, more basic products, we believe the market for value-added products is increasing. Our strategy is to lead this trend. We have increased our sales of value-added products, primarily through national retail chains and restaurants, and it is our business strategy to continue to do so.

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

Foreign Operations Risks

Our foreign operations pose special risks to our business and operations. See "Risk Factors" in Item 7A. "Quantitative and Qualitative Disclosures about Market Risk" for a discussion of foreign operations risks.

GENERAL

Competition

The chicken and turkey industries are highly competitive and some of our competitors have greater financial and marketing resources than we do. In the U.S. and Mexico, we compete principally with other vertically integrated chicken and turkey companies.

In general, the competitive factors in the U.S. chicken and turkey industries include price, product quality, product development, brand identification, breadth of product line and customer service. Competitive factors vary by major market. In the foodservice market, competition is based on consistent quality, product development, service and price. In the U.S. retail market, we believe that product quality, brand awareness, customer service and price are the primary bases of competition. There is some competition with non-vertically integrated further processors in the U.S. prepared food business. We believe vertical integration generally provides significant, long-term cost and quality advantages over non-vertically integrated further processors.

In Mexico, where product differentiation has traditionally been limited, product quality, service and price have been the most critical competitive factors. The North American Free Trade Agreement, which went into effect on January 1, 1994, required annual reductions in tariffs for chicken and chicken products in order to eliminate those tariffs by January 1, 2003. On November 21, 2002 the Mexican Secretariat of the Economy announced it would initiate an investigation to determine whether a temporary safeguard action was warranted to protect the domestic poultry industry when import tariffs on poultry were eliminated in January 2003. The action stemmed from concerns of the Union Nacional Avicultores (UNA) that duty-free imports of leg quarters would injure the Mexico poultry industry. In July 2003, the U.S. and Mexico entered into a safeguard agreement with regard to imports into Mexico of chicken leg quarters from the U.S.

Under this agreement, a tariff rate for chicken leg quarters of 98.8% of the sales price was established. The first reduction to the tariff rate occurred in January 2004, reducing the import duties to 79.4%, and in each of the following four years the tariff rate is to be reduced in equal increments so that the final tariff rate on January 1, 2008 will be zero. As such tariffs are reduced, we expect greater amounts of chicken to be imported into Mexico from the U.S., which could negatively affect the profitability of Mexican chicken producers and positively affect the profitability of U.S. exporters of chicken to Mexico. Although this could have a negative impact on our Mexican chicken operations, we believe that this will be mitigated by the close proximity of our U.S. operations to the Mexican border. We have the largest U.S. production and distribution capacities near the Mexican border, which gives us a strategic advantage to capitalize on exports of U.S. chicken to Mexico.

    While the extent of the impact of the elimination of tariffs is uncertain, we believe we are uniquely positioned to benefit from this elimination for two reasons. First, we have an extensive distribution network in Mexico, which distributes products to 28 of the 32 Mexican states, encompassing approximately 83% of the total population of Mexico. We believe this distribution network will be an important asset in distributing our own, as well as other companies’, U.S. produced chicken into Mexico. Second, we have the largest U.S. production and distribution capacities near the Mexican border, which will provide us with cost advantages in exporting U.S. chicken into Mexico. These facilities include our processing facilities in Mt. Pleasant, Lufkin, Nacogdoches, Dallas and Waco, Texas, and distribution facilities in San Antonio and El Paso, Texas and Phoenix, Arizona.

Other Activities

We have regional distribution centers located in Arizona, California, Iowa, Louisiana, Mississippi, North Carolina, Texas, Utah and Wisconsin that distribute our own poultry products, along with certain poultry and non-poultry products purchased from third parties, to independent grocers and quick service restaurants. Our non-poultry distribution business is conducted as an accommodation to our customers and to achieve greater economies of scale in distribution logistics. We believe the store-door delivery capabilities for our own poultry products provide a strategic service advantage in selling to quick service, national chain restaurants.

Regulation and Environmental Matters

The chicken and turkey industries are subject to government regulation, particularly in the health and environmental areas, including provisions relating to the discharge of materials into the environment, by the Centers for Disease Control ("CDC"), the USDA, the Food and Drug Administration ("FDA") and the Environmental Protection Agency ("EPA") in the U.S. and by similar governmental agencies in Mexico. Our chicken processing facilities in the U.S. are subject to on-site examination, inspection and regulation by the USDA. The FDA inspects the production of our feed mills in the U.S. Our Mexican food processing facilities and feed mills are subject to on-site examination, inspection and regulation by a Mexican governmental agency, which performs functions similar to those performed by the USDA and FDA. We believe that we are in substantial compliance with all applicable laws and regulations relating to the operations of our facilities.

We anticipate increased regulation by the USDA concerning food safety, by the FDA concerning the use of medications in feed and by the EPA and various other state agencies concerning discharges to the environment. Although, we do not anticipate any regulations having a material adverse effect upon us, a material adverse effect may occur.

Employees and Labor Relations

As of October 2, 2004, we employed approximately 35,500 persons in the U.S. and 4,800 persons in Mexico. Approximately 12,700 employees at various facilities in the U. S. are members of collective bargaining units. In Mexico, most of our hourly employees are covered by collective bargaining agreements, as are most employees in Mexico. We have not experienced any work stoppage at any location in over five years. We believe our relations with our employees are satisfactory. At any given time we will be in some stage of contract negotiation with various collective bargaining units.

Business Segments

We operate in two reportable business segments as (1) a producer of chicken and other products and (2) a producer of turkey products. See a discussion of our business segments in Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

Executive Officers

Set forth below is certain information relating to our current executive officers:

Name	Age	Positions
Lonnie "Bo" Pilgrim	76	Chairman of the Board
Clifford E. Butler	62	Vice Chairman of the Board
O.B. Goolsby, Jr.	57	President, Chief Executive Officer, and Director
J. Clinton Rivers	45	Chief Operating Officer
Richard A. Cogdill	44	Executive Vice President, Chief Financial Officer,
		Secretary, Treasurer and Director
Robert A. Wright	50	Executive Vice President of
		Sales and Marketing

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
O.B. Goolsby, Jr. serves as President and Chief Executive Officer of Pilgrim’s Pride. Prior to being named Chief Executive Officer in September 2004, Mr. Goolsby served as President and Chief Operating Officer since November 2002. Mr. Goolsby served as Executive Vice President, Prepared Foods Complexes from June 1998 to November 2002. He was previously Senior Vice President, Prepared Foods Operations from August 1992 to June 1998 and Vice President, Prepared Foods Complexes from September 1987 to August 1992 and was previously employed by us from November 1969 to January 1981.

J. Clinton Rivers serves as Chief Operating Officer. Prior to being named Chief Operating Officer in October 2004, Mr. Rivers served as Executive Vice President of Prepared Food Operations from November 2002 to October 2004. He was the Senior Vice President of Prepared Foods Operations from 1999 to November 2002, and was the Vice President of Prepared Foods Operations from 1992 to 1999. From 1989 to 1992, he served as Plant Manager of the Mount Pleasant, Texas Production Facility. He joined Pilgrim’s Pride in 1986 as the Quality Assurance Manager, and also held positions at Perdue Farms and Golden West Foods.

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

Robert A. Wright serves as Executive Vice President of Sales and Marketing. Prior to being named Executive Vice President of Sales and Marketing in June 2004, Mr. Wright served as Executive Vice President, Turkey Division since October 2003 when he joined Pilgrim’s Pride. Prior to October 2003, Mr. Wright served as President of Butterball Turkey Company for five years.

Item 2. Properties

Operating Facilities

We operate 23 poultry processing plants in the U.S. Of this total, 22 process chicken and are located in Alabama, Arkansas, Georgia, Kentucky, Louisiana, North Carolina, Tennessee, Texas, Virginia, and West Virginia. We have one turkey processing plant in Pennsylvania, one chicken processing plant in Puerto Rico and three chicken processing plants in Mexico. The U.S. chicken processing plants have weekly capacity to process 27.5 million broilers and operated at 96% of capacity in fiscal 2004. Our remaining turkey plant has the weekly capacity to process 0.2 million birds under current inspection and line configurations and operates at 90% of capacity. Our Mexico facilities have the capacity to process 3.3 million broilers per week and operated at 91% of capacity in fiscal 2004. Our Puerto Rico processing plant has the capacity to process 0.3 million birds per week based on one eight-hour shift per day. For segment reporting purposes, we include Puerto Rico with our U.S. operations.

In the U.S., the processing plants are supported by 26 hatcheries, 20 feedmills and 8 rendering plants. The hatcheries, feedmills and rendering plants operated at 92%, 85% and 90% of capacity, respectively, in fiscal 2004. In Puerto Rico the processing plant is supported by one hatchery and one feedmill which operated at 87% and 85% of capacity, respectively, in fiscal 2004. Excluding commercial feed products, the Puerto Rico feedmill is running at 60% of capacity. In Mexico the processing plants are supported by seven hatcheries, four feedmills, and two rendering facilities. The Mexico hatcheries, feedmills and rendering facilities operated at 98%, 86% and 82% of capacity, respectively, in fiscal 2004.

We also operate nine prepared foods plants, eight of which process chicken products and one processes turkey products. These plants are located in Georgia, Louisiana, Pennsylvania, Tennessee, Texas and West Virginia. These plants have the capacity to produce approximately 992 million pounds of further processed product per year and in fiscal 2004 operated at approximately 86% of capacity based on the current product mix and six-day production at most facilities and 24/7 production at two facilities.

Other Facilities and Information

We own a partially automated distribution freezer located outside of Pittsburg, Texas, which includes 125,000 square feet of storage area. We operate a commercial feed mill in Mt. Pleasant, Texas. We own an office building in Pittsburg, Texas, which houses our executive offices, and an office building outside of Pittsburg, Texas, which houses our Logistics and Customer Service offices, an office building in Mexico City, which houses our Mexican marketing offices, and an office building in Broadway, Virginia, which houses additional sales and marketing, research and development, and support activities. We lease offices in Dallas, Texas and Duluth, Georgia, which house additional sales and marketing and support activities.

We have regional distribution centers located in Arizona, California, Iowa, Louisiana, Mississippi, North Carolina, Texas, Utah and Wisconsin. We have 18 regional distribution centers, nine of which we own and nine of which are leased.

Substantially all of our U.S. property, plant and equipment, except those in our turkey segment, are pledged as collateral on our revolving term loan and our secured term loan.

Item 3. Legal Proceedings

On July 1, 2002, three individuals, on behalf of themselves and a putative class of chicken growers, filed their original class action complaint against us in the United States District Court for the Eastern District of Texas, Texarkana Division, styled "Cody Wheeler, et al. vs. Pilgrim’s Pride Corporation." The complaint alleges that we violated the Packers and Stockyards Act (7 U.S.C. Section 192) and breached fiduciary duties allegedly owed to the plaintiff growers. The plaintiffs also brought individual actions under the Packers and Stockyards Act alleging common law fraud, negligence, breach of fiduciary duties and breach of contract. The plaintiffs entered into an agreement to stay any certification of the class pending the outcome of the trial of the three plaintiffs, Cody Wheeler, Don Davis and Davey Williams. On March 14, 2003, the court entered an order dismissing the plaintiffs’ claim of breach of fiduciary duty and negligence. The plaintiffs also dropped the charges of fraud prior to the entering of the order by the court. We intend to defend vigorously both certification of the case as a class action should it not prevail in the trial of the three plaintiffs and questions concerning ultimate liability and damages, if any. We do not expect this matter to have a material impact on our financial position, operations or liquidity.

In October 2002, a limited number of USDA environmental samples from our Franconia, Pennsylvania plant tested positive for Listeria. As a result, we voluntarily recalled all cooked deli products produced at the plant from May 1, 2002 through October 11, 2002. No illnesses have been linked to any of our recalled products, and none of such products have tested positive for the strain of Listeria associated with an outbreak in the Northeastern U.S. that occurred during the summer of 2002. However, following this recall, a number of demands and cases have been made and filed alleging injuries purportedly arising from the consumption of products produced at this facility. These include: "Lawese Drayton, Individually and as Personal Representative of the Estate of Raymond Drayton, deceased, Plaintiff, v. Pilgrim's Pride Corporation, Jack Lambersky Poultry Company, Inc. d/b/a JL Foods Co, Inc., Defendants," which was filed against us in the United States District Court for the Eastern District of Pennsylvania on April 15, 2003; "Laron Harvey, by his mother and natural guardian, Shakandra Hampton, and Shakandra Hampton in her own right v. Pilgrim's Pride Corporation and Jack Lambersky Poultry Company, Inc.," which was filed in the Pennsylvania Court of Common Pleas on May 5, 2003, and has since been removed to the U.S. District Court of the Eastern District of Pennsylvania in Philadelphia; "Ryan and Dana Patterson v. Pilgrim's Pride Corporation and Jack Lambersky Poultry Company, et al" which was filed in the Superior Court of New Jersey, Law Division, Passaic County, on August 12, 2003; "Jamar Clarke, an infant under the age of fourteen (14) years, by his mother and natural guardian, Wanda Multrie Clarke, and Wanda Multrie Clarke, individually v. Pilgrim’s Pride Corporation d/b/a Wampler Foods, Inc., H. Schrier and Co., Inc., Board of Education of the City of New York and Public School 251" which was filed in the Supreme Court of the State of New York, County of Queens, on August 1, 2003; "Peter Roselle, as Administrator and Prosequendum for the heirs-at-Law of Louis P. Roselle, deceased; and Executor of the Estate of Louis P. Roselle, deceased, and individually v. Pilgrim's Pride Corporation, Wampler Foods, Inc., Jack Lambersky Poultry Company, Inc., d.b.a. J.L. Foods Co. Inc." which was filed in the Superior Court of New Jersey, Law Division, Union County, on June 14, 2004; "Jody Levonchuk, administratrix of the Estate of Joseph Cusato v. Pilgrim's Pride Corporation and Jack Lambersky Poultry Company." which was filed in the U.S. District Court for the Eastern District of Pennsylvania, on July 28, 2004; "Mary Samudovsky v. Pilgrim's Pride Corporation and Jack Lambersky Poultry Company, Inc., et al," which was filed in the Superior Court of New Jersey, Law Division: Camden County, and served on October 26, 2004; Nancy Cirigliano and Scott Fischer v. Pilgrim's Pride Corporation and Jack Lambersky Poultry Company, et al," which was filed in the Superior Court of New Jersey, Union County, on August 10, 2004; "Dennis Wysocki, as the Administrator of the Estate of Matthew Tyler Wysocki, deceased, and Dennis Wysocki and Karen Wysocki, individually v. Pilgrim's Pride Corporation and Jack Lambersky Poultry Company, et al," which was filed in the Supreme Court of the State of New York, County of New York, on July 30, 2004; "Randi Carden v. Pilgrim's Pride Corporation and Jack Lambersky Poultry Company, et al," which was filed in the Superior Court of New Jersey, Camden County, on August 10, 2004; and "Catherine Dillon, individually and as guardian ad litem for her infant son, Brian Dillon, and Joseph Dillon, individually" v. Pilgrim's Pride Corporation and Jack Lambersky Poultry Company, et al," which was filed in the Superior Court of New Jersey, Essex County, on September 10, 2004. There is also a pending claim by the Estate of Frank Niemtzow from the previously filed and voluntarily dismissed class action suit. Neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to any of these cases can be determined at this time. These cases are in various stages of litigation, and we believe we have meritorious defenses to each of the claims, which we intend to vigorously defend. After considering our available insurance coverage, we do not expect any of these matters to have a material impact on our financial position, operations or liquidity.
On December 31, 2003, we were served with a purported class action complaint styled "Angela Goodwin, Gloria Willis, Johnny Gill, Greg Hamilton, Nathan Robinson, Eddie Gusby, Pat Curry, Persons Similarly Situated v. ConAgra Poultry Company and Pilgrim's Pride, Incorporated" in the United States District Court, Western District of Arkansas, El Dorado Division, alleging racial and age discrimination at one of the facilities we acquired from ConAgra. One of the named plaintiffs, Gloria Willis, was voluntarily dismissed from this action. We believe we have meritorious defenses to the class certification as well as the individual claims and we intend to vigorously oppose class certification and defend these claims. However, the ultimate liability with respect to these claims cannot be determined at this time.

We are subject to various other legal proceedings and claims, which arise in the ordinary course of our business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect our financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

PART II

Item 5.    Market for the Registrant’s Common Equity and Related Stockholder Matters

Quarterly Stock Prices and Dividends

High and low prices of and dividends relating to the Company’s common stock and the Class B and Class A common stock for the periods indicated were:

	Prices 2004		Prices 2003		Dividends
Quarter	High	Low	High	Low	2004	2003

PPC Common Stock
First	$18.50	$13.44	$--	$--	$.015	$--
Second	23.10	16.17	--	--	.015	--
Third	29.88	21.10	--	--	.015	--
Fourth	32.09	23.02	--	--	.015	--

Class B Common Stock
First	$14.39	$12.50	$9.60	$5.28	$--	$.015
Second	--	--	8.79	7.09	--	.015
Third	--	--	9.18	7.98	--	.015
Fourth	--	--	13.80	9.52	--	.015

Class A Common Stock
First	$14.55	$12.53	$7.15	$4.01	$--	$.015
Second	--	--	6.24	4.94	--	.015
Third	--	--	7.06	5.52	--	.015
Fourth	--	--	13.65	7.18	--	.015

The Company’s common stock (ticker symbol "PPC") is traded on the New York Stock Exchange. The Company estimates there were approximately 38,100 holders (including individual participants in security position listings) of the Company’s common stock as of November 10, 2004. Prior to November 22, 2003, the Company had two classes of authorized and issued common stock, Class B common stock (ticker symbol "CHX") and Class A common stock (ticker symbol "CHX A"), both of which were traded on the New York Stock Exchange. See Note H#@*#225;Common Stock of the notes to consolidated financial statements included elsewhere herein for additional discussion of the Company’s common stock.

With the exception of two quarters in 1993, the Company's Board of Directors has declared cash dividends of $0.015 per share of common stock (on a split adjusted basis) every fiscal quarter since the Company's initial public offering in 1986. Payment of future dividends will depend upon the Company's financial condition, results of operations and other factors deemed relevant by the Company's Board of Directors, as well as any limitations imposed by lenders under the Company's credit facilities. The Company's revolving credit facility and revolving/term borrowing facility currently limit dividends to a maximum of $6.5 million per year. See Note F - Notes Payable and Long-Term Debt of the notes to consolidated financial statements included elsewhere herein for additional discussions of the Company's credit facilities.

Item 6. Selected Financial Data

(In thousands, except ratios and per share data)	Eleven Years Ended October 2, 2004
	2004(a)(b)	2003	2002	2001(c)	2000	1999
	(53 weeks)					(53 weeks)
Income Statement Data:
Net sales	$5,363,723	$2,619,345	$2,533,718	$2,214,712	$1,499,439	$1,357,403
Gross profit(d)	510,101	200,483	165,165	213,950	165,828	185,708
Operating income(d)	265,314	63,613	29,904	94,542	80,488	109,504
Interest expense, net	52,129	37,981	32,003	30,775	17,779	17,666
Income (loss) before income taxes(d)	208,535	63,235	1,910	61,861	62,786	90,904
Income tax expense (benefit)(e)	80,195	7,199	(12,425)	20,724	10,442	25,651
Net income (loss)	128,340	56,036	14,335	41,137	52,344	65,253
Ratio of earnings to fixed charges(f)	4.01x	2.20x	(f )	2.13x	3.04x	4.33x
Per Common Share Data:(g)
Net income (loss)	$2.05	$1.36	$0.35	$1.00	$1.27	$1.58
Cash dividends	0.06	0.06	0.06	0.06	0.06	0.045
Book value	13.87	10.46	9.59	9.27	8.33	7.11
Balance Sheet Summary:
Working capital	$383,726	$211,119	$179,037	$203,350	$124,531	$154,242
Total assets	2,245,989	1,257,484	1,227,890	1,215,695	705,420	655,762
Notes payable and current maturities of long-term debt	8,428	2,680	3,483	5,099	4,657	4,353
Long-term debt, less current maturities	535,866	415,965	450,161	467,242	165,037	183,753
Total stockholders’ equity	922,956	446,696	394,324	380,932	342,559	294,259
Cash Flow Summary:
Operating cash flow	$272,404	$98,892	$98,113	$87,833	$130,803	$$81,452
Depreciation & amortization(h)	113,788	74,187	70,973	55,390	36,027	34,536
Capital expenditures	79,642	53,574	80,388	112,632	92,128	69,649
Business acquisitions, net of equity consideration(a)(c)	272,097	4,499	--	239,539	--	--
Financing activities, net provided by (used in)	96,665	(39,767)	(21,793)	246,649	(24,769)	(19,634)
Other Data:
EBITDA(i)	$372,501	$173,926	$103,469	$146,166	$115,356	$142,043
Key Indicators (as a percentage of net sales):
Gross profit	9.5%	7.7%	6.5%	9.7%	11.1%	13.7%
Selling, general and administrative expenses	4.4%	5.2%	5.3%	5.4%	5.7%	5.6%
Operating income (loss)	4.9%	2.4%	1.2%	4.3%	5.4%	8.1%
Interest expense, net	1.0%	1.5%	1.3%	1.4%	1.2%	1.3%
Net income (loss)	2.4%	2.1%	0.6%	1.9%	3.5%	4.8%

(In thousands, except ratios and per share data)	Eleven Years Ended October 2, 2004
	1998	1997	1996	1995	1994
Income Statement Data:
Net sales	$1,331,545	$1,277,649	$1,139,310	$931,806	$922,609
Gross profit(d)	136,103	114,467	70,640	74,144	110,827
Operating income(d)	77,256	63,894	21,504	24,930	59,698
Interest expense, net	20,148	22,075	21,539	17,483	19,175
Income (loss) before income taxes(d)	56,522	43,824	(4,533)	2,091	42,448
Income tax expense (benefit)(e)	6,512	2,788	2,751	10,058	11,390
Net income (loss)	50,010	41,036	(7,284)	(7,967)	31,058
Ratio of earnings to fixed charges(f)	2.96x	2.57x	(f )	1.07x	2.79x
Per Common Share Data:(g)
Net income (loss)	$1.21	$0.99	$(0.18)	$(0.19)	$0.75
Cash dividends	0.04	0.04	0.04	0.04	0.04
Book value	5.58	4.41	3.46	3.67	3.91
Balance Sheet Summary:
Working capital	$147,040	$133,542	$88,455	$88,395	$99,724
Total assets	601,439	579,124	536,722	497,604	438,683
Notes payable and current maturities of long-term debt	5,889	11,596	35,850	18,187	4,493
Long-term debt, less current maturities	199,784	224.743	198,334	182,988	152,631
Total stockholders’ equity	230,871	182,516	143,135	152,074	161,696
Cash Flow Summary:
Operating cash flow	$85,016	$49,615	$11,391	$32,712	$60,664
Depreciation & amortization(h)	32,591	29,796	28,024	26,127	25,177
Capital expenditures	53,518	50,231	34,314	35,194	25,547
Business acquisitions, net of equity consideration(a)(c)	--	--	--	36,178	--
Financing activities, net provided by (used in)	(32,498)	348	27,313	40,173	(30,291)
Other Data:
EBITDA(i)	108,268	94,782	43,269	44,455	85,434
Key Indicators (as a percentage of net sales):
Gross profit	10.2%	9.0%	6.2%	8.0%	12.0%
Selling, general and administrative expenses	4.4%	4.0%	4.3%	5.3%	5.5%
Operating income (loss)	5.8%	5.0%	1.9%	2.7%	6.5%
Interest expense, net	1.5%	1.7%	1.9%	1.9%	2.1%
Net income (loss)	3.8%	3.2%	(0.6)%	(0.9)%	3.4%

(a)
The Company acquired the ConAgra chicken division on November 23, 2003 for $635.2 million including the non-cash value of common stock issued of $357.5 million. The acquisition has been accounted for as a purchase and the results of operations for this acquisition have been included in our consolidated results of operations since the acquisition date.

(b)
On April 26, 2004, the Company announced a plan to restructure its turkey division, including the sale of some facilities in Virginia. The facilities were sold in the fourth quarter of fiscal 2004. In connection with the restructuring, the Company recorded in cost of sales-restructuring charges of approximately $64.2 million and $7.9 million of other restructuring charges.

(c)
The Company acquired WLR Foods on January 27, 2001 for $239.5 million and the assumption of $45.5 million of indebtedness. The acquisition has been accounted for as a purchase and the results of operations for this acquisition have been included in our consolidated results of operations since the acquisition date.

(d)	Gross profit, operating income and other income include the following non-recurring recoveries, restructuring charges and other unusual items for each of the years presented (in millions):

	2004	2003	2002
Effect on Gross Profit and Operating Income:
Cost of sales-restructuring	$(64.2)	$--	$--
Non-recurring recoveries recall insurance	$23.8	$--	$--
Non-recurring recoveries for avian influenza	$--	$26.6	$--
Non-recurring recoveries for vitamin and methionine litigation	$0.1	$19.9	$0.8

Additional effect on Operating Income:
Other restructuring charges	$(7.9)	$--	$--

Other income for vitamin and methionine litigation	$0.9	$36.0	$4.3

In addition, the Company estimates its losses related to the October 2002 recall (excluding the insurance recovery described above) and 2002 avian influenza outbreak negatively affected gross profit and operating income in each of the years presented as follows (in millions):

	2004	2003	2002
Recall effects (estimated)	$(20.0)	$(65.0)	$--
Losses from avian influenza (estimated)	$--	$(7.3)	$(25.6)

(e)
Fiscal 2003 included a non-cash tax benefit of $16.9 million associated with the reversal of a valuation allowance on net operating losses in the Company’s Mexico operations. Fiscal 2002 included a tax benefit of $11.9 million from changes in Mexican tax laws. See Note G#@*#225;Income Taxes of the notes to consolidated financial statements included elsewhere herein.

(f)
For purposes of computing the ratio of earnings to fixed charges, earnings consist of income before income taxes plus fixed charges (excluding capitalized interest). Fixed charges consist of interest (including capitalized interest) on all indebtedness, amortization of capitalized financing costs and that portion of rental expense that we believe to be representative of interest. Earnings were inadequate to cover fixed charges by $4.1 million and $5.8 million in fiscal 2002 and 1996, respectively.

(g)
Historical per share amounts represent both basic and diluted and have been restated to give effect to a stock dividend issued on July 30, 1999. The stock reclassification on November 21, 2004 that resulted in the new common stock traded as PPC did not affect the number of shares outstanding.

(h)
Includes amortization of capitalized financing costs of approximately $2.0 million, $1.5 million, $1.4 million, $1.9 million, $1.2 million, $1.1 million, $1.0 million, $0.9 million, $1.8 million, $1.2 million and $1.4 million in fiscal years 2004, 2003, 2002, 2001, 2000, 1999, 1998, 1997, 1996, 1995 and 1994, respectively.

(i)
"EBITDA" is defined as the sum of net income (loss) before interest, taxes, depreciation and amortization. EBITDA is presented because it is used by us and we believe it is frequently used by securities analysts, investors and other interested parties, in addition to and not in lieu of Generally Accepted Accounting Principles (GAAP) results, to compare the performance of companies. EBITDA is not a measurement of financial performance under GAAP and should not be considered as an alternative to cash flow from operating activities or as a measure of liquidity or an alternative to net income as indicators of our operating performance or any other measures of performance derived in accordance with GAAP.

A reconciliation of net income to EBITDA is as follows (in thousands):

	2004	2003	2002	2001	2000	1999	1998	1997	1996	1995	1994

Net Income (loss)	$128,340	$56,036	$14,335	$41,137	$52,344	$65,253	$50,010	$41,036	$(7,284)	$(7,967)	$31,058
Add:
Interest expense, net	52,129	37,981	32,003	30,775	17,779	17,666	20,148	22,075	21,539	17,483	19,175
Income tax expense (benefit)	80,195	7,199	(12,425)	20,724	10,442	25,651	6,512	2,788	2,751	10,058	11,390
Depreciation and amortization(h)	113,788	74,187	70,973	55,390	36,027	34,536	32,591	29,796	28,024	26,127	25,177

Minus:
Amortization of capitalized financing costs(h)	1,951	1,477	1,417	1,860	1,236	1,063	993	913	1,761	1,246	1,366
EBITDA	$372,501	$173,926	$103,469	$146,166	$115,356	$142,043	$108,268	$94,782	$43,269	$44,455	$85,434

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Profitability in the poultry industry is materially affected by the commodity prices of feed ingredients, chicken and turkey, which are determined by supply and demand factors. As a result, the chicken and turkey industries are subject to cyclical earnings fluctuations. Cyclical earnings fluctuations can be mitigated somewhat by:

- Business strategy;

- Product mix;

- Sales and marketing plans; and

- Operating efficiencies.

In an effort to reduce price volatility and to generate higher, more consistent profit margins, we have concentrated on the production and marketing of prepared foods products. Prepared foods products generally have higher profit margins than our other products. Also, the production and sale in the U.S. of prepared foods products reduces the impact of the costs of feed ingredients on our profitability. Feed ingredient purchases are the single largest component of our cost of goods sold, representing approximately 31% of our consolidated cost of goods sold in fiscal 2004. The production of feed ingredients is positively or negatively affected primarily by weather patterns throughout the world, the global level of supply inventories and demand for feed ingredients, and the agricultural policies of the U.S. and foreign governments. As further processing is performed, feed ingredient costs become a decreasing percentage of a product’s total production cost, thereby reducing their impact on our profitability. Products sold in this form enable us to charge a premium, reduce the impact of feed ingredient costs on our profitability and improve and stabilize our profit margins.

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

 For example, Russia and Japan have restricted the importation of U.S.-produced poultry for both of these reasons in recent periods. In July 2003, the U.S. and Mexico entered into a safeguard agreement with regard to imports into Mexico of chicken leg quarters from the U.S. Under this agreement, a tariff rate for chicken leg quarters of 98.8% of the sales price was established. This tariff rate was reduced on January 1, 2004 to 79.4% and will be reduced in each of the following four years in equal increments so that the final tariff rate at January 1, 2008 will be zero. The tariff was imposed due to concerns that the duty-free importation of such products as provided by the North American Free Trade Agreement would injure Mexico’s poultry industry. As such tariffs are reduced, we expect greater amounts of chicken to be imported into Mexico from the U.S., which could negatively affect the profitability of Mexican chicken producers and positively affect the profitability of U.S. exporters of chicken to Mexico. Although this could have a negative impact on our Mexican chicken operations, we believe that this will be mitigated by the close proximity of our U.S. operations to the Mexico border. We have the largest U.S. production and distribution capacities near the Mexican border, which gives us a strategic advantage to capitalize on exports of U.S. chicken to Mexico. Because these disruptions in poultry export markets are often political, no assurances can be given as to when the existing disruptions will be alleviated or that new ones will not arise.

Business Segments

We operate in two reportable business segments as (1) a producer of chicken and other products and (2) a producer of turkey products.

Our chicken and other products segment primarily includes sales of chicken products and by-products we produce and purchase for resale in the U.S., including Puerto Rico, and Mexico. This segment also includes the sale of table eggs, feed and certain other items. Our chicken and other products segment conducts separate operations in the U.S. and Puerto Rico and in Mexico and is reported as two separate geographical areas. Substantially all of the assets and operations of the recently acquired ConAgra chicken division are included in our U.S. chicken and other products segment since the date of acquisition.

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

Non-recurring recoveries, which represent settlements for vitamin and methionine litigation covering several periods as well as federal compensation for avian influenza, have not been allocated to any segment because the proper allocation cannot be readily determined.

The following table presents certain information regarding our segments:

	Fiscal Year Ended
	October 2, 2004(a)	September 27, 2003	September 28, 2002
	(In thousands)
Net Sales to Customers:
Chicken and Other Products:
United States	$4,691,797	$1,945,596	$1,842,749
Mexico	385,674	368,071	342,851
Sub-total	5,077,471	2,313,667	2,185,600
Turkey	286,252	305,678	348,118
Total	$5,363,723	$2,619,345	$2,533,718
Operating Income (Loss):
Chicken and Other Products:
United States	$389,478	$74,807	$31,907
Mexico	(3,586)	16,319	17,064
Sub-total	385,892	91,126	48,971
Turkey(b)	(120,654)	(73,992)	(19,823)
Sub-total	265,238	17,134	29,148
Non-recurring recoveries(c)	76	46,479	756
Total	$265,314	$63,613	$29,904
Depreciation and Amortization:(d)
Chicken and Other Products:
United States	$94,540	$54,150	$47,528
Mexico	12,361	12,116	13,526
Sub-total	106,901	66,266	61,054
Turkey	6,887	7,921	9,919
Total	$113,788	$74,187	$70,973
Total Assets:
Chicken and Other Products:
United States	$1,847,141	$800,605	$775,395
Mexico	276,685	263,530	241,919
Sub-total	2,123,826	1,064,135	1,017,314
Turkey	122,163	193,349	210,576
Total	$2,245,989	$1,257,484	$1,227,890
Capital Expenditures:
Chicken and Other Products
United States	$62,828	$38,774	$65,775
Mexico	8,663	9,218	7,934
Sub-total	71,491	47,992	73,709
Turkey	8,151	5,582	6,679
Total	$79,642	$53,574	$80,388

(a)
The Company acquired the ConAgra chicken division on November 23, 2003 for $635.2 million. The acquisition has been accounted for as a purchase and the results of operations for this acquisition have been included in our consolidated results of operations since the acquisition date.

(b)
Included in fiscal 2004 are restructuring charges totaling $72.1 million offset somewhat by the non-recurring recovery of $23.8 million representing the gain recognized on the insurance proceeds received in connection with the October 2002 recall.

(c)	Non-recurring recoveries which have not been allocated to the individual segments are as follows (in millions):

	October 2, 2004	September 27, 2003	September 28, 2002
Avian influenza	$--	$26.6	$ -
Vitamin	0.1	1.6	0.8
Methionine	--	18.3	--

Total	$0.1	$46.5	$ 0.8

(d)	Includes amortization of capitalized financing costs of approximately $2.0 million, $1.5 million and $1.4 million in fiscal years 2004, 2003 and 2002, respectively.

The following table presents certain items as a percentage of net sales for the periods indicated:

Fiscal Year Ended

	October 2, 2004	September 27, 2003	September 28, 2002
Net sales	100.0%	100.0%	100.0%
Cost and Expenses
Cost of sales	89.7	94.1	93.5
Cost of sales-restructuring	1.2	--	--
Non-recurring recoveries	(0.4)	(1.8)	--
Gross profit	9.5	7.7	6.5
Selling, general and administrative expense	4.4	5.2	5.3
Other restructuring charges	0.1	--	--
Operating income	4.9	2.4	1.2
Interest expense, net	1.0	1.5	1.3

Income before income taxes	3.9	2.4	0.1
Net income	2.4	2.1	0.6

Results of Operations

The change in our results of operations for fiscal 2004 as compared to fiscal 2003 is impacted by a number of significant items. The following is a brief description of these items and the nature of their effect on each of the periods being presented.

First, as discussed below and in Note B-Business Acquisition of the notes to consolidated financial statements included elsewhere herein, on November 23, 2003 we completed the purchase of the ConAgra chicken division. This acquisition has resulted in significant increases in net sales and related costs, as well as assets, liabilities, interest and outstanding debt. The acquired business has been included in our results of operations for 45 of the 53 weeks in fiscal 2004.

Second, the increase in U.S. chicken sales reflects an 18.9% increase in total revenue per dressed pound produced, primarily due to significantly higher chicken selling prices during the year. Chicken component market prices reached their highest level in the U.S. since 1999 during our fiscal 2004 third quarter. Since that time, the reference chicken component market prices have declined significantly. However, partially offsetting this decline in component market chicken prices are recent declines in market prices for corn and soybean meal, which are a significant component of our consolidated cost of sales. Additionally, barring widespread weather or other problems in grain producing areas, worldwide corn and soybean meal productivity is expected to increase, which should further favorably impact feed ingredient costs in fiscal 2005 and should partially offset the decline in U.S. component market chicken prices.

Third, fiscal 2004 included 53 weeks versus fiscal 2003, which included 52 weeks, resulting in an increase in each of the categories discussed in our results of operations by approximately 1.9% as compared to the corresponding period in the preceding year. As this change impacted all the income statement categories in a reasonably consistent manner, no separate discussion of this factor is included in our results of operations discussion, unless the impact of the applicable category varied from the increase described above.

Fourth, as discussed above under "Restructuring of Turkey Operations" and in Note C-Restructuring Charges and Non-Recurring Recoveries of the notes to consolidated financial statements included elsewhere herein, on April 26, 2004 we announced a plan to restructure our turkey business and recorded, as cost of sales-restructuring, $64.2 million, primarily due to asset impairments and inventory losses on discontinued products, and, as other restructuring charges, $7.9 million, primarily related to exit and severance costs. We expect that commodity sales in our turkey division will decrease by approximately $70 million in fiscal 2005 as a result of this restructuring.

Finally, in October 2002, one product sample produced in our Franconia, Pennsylvania facility that had not been shipped to customers tested positive for Listeria. We later received information from the USDA suggesting environmental samples taken at the facility had tested positive for both the strain of Listeria identified in the product and a strain having characteristics similar to those of the strain identified in a Northeastern Listeria outbreak. As a result, we voluntarily recalled all cooked deli products produced at the plant from May 1, 2002 through October 11, 2002. We estimate that gross profit and operating income were negatively affected by this product recall by approximately $20 million in fiscal 2004 and $65.0 million in fiscal 2003 prior to the insurance recovery discussed below. We carry insurance designed to cover the direct recall related expenses and certain aspects of the related business interruption caused by a recall. As a result of this recall, the Company’s insurance claim for business interruption and certain product re-establishment costs amounted to approximately $74 million for the period from the date of the recall through October 11, 2003, the one year anniversary of the recall and the insurance policy time limitation period for business interruption loss recovery. Aggregating the direct recall expense claim with the anticipated business interruption and product re-establishment costs, our total loss was approximately $100 million, although our policy limit was $50 million. We received $4 million of this amount in fiscal 2003 and the remaining $46 million in fiscal 2004 from our insurer. In connection with the receipt of the insurance proceeds, we recognized $23.8 million as a component of non-recurring recoveries in our consolidated statement of income for fiscal 2004.

After considering the fiscal 2004 losses related to the 2002 recall and the restructuring of the turkey division in fiscal 2004, we believe we will significantly reduce our losses in the turkey division in fiscal 2005.

Fiscal 2004 Compared to Fiscal 2003

Net Sales. Net Sales for fiscal 2004 increased $2.7 billion, or 104.8%, over fiscal 2003. The following table provides additional information regarding net sales (in millions):

	Fiscal Year Ended
	October 2,	Change from	Percentage
Source	2004	Fiscal 2003	Change

Chicken and other products:
United States-
Chicken	$4,091.7	$2,353.4	135.4%	(a	)
Other products	600.1	392.8	189.5%	(b	)
	$4,691.8	$2,746.2	144.1%

Mexico-
Chicken	$362.4	$13.1	3.8%
Other products	23.2	4.5	24.1%
	$385.6	$17.6	4.8%

Turkey	$286.3	$(19.4)	(6.3)%	(c	)
	$5,363.7	$2,744.4	104.8%

(a)
U.S. chicken sales increased primarily due to the acquisition of the ConAgra chicken division, which contributed $1,878.2 million since the acquisition. Also affecting the U.S. chicken sales was an increase of 15.9% in total revenue per dressed pound produced, primarily due to significantly higher component market chicken prices during the year. As described below under "Gross Profit" component market chicken prices have declined in recent months.

(b)	The ConAgra chicken division acquisition contributed $362.4 million to sales of other products primarily due to non-chicken products sold by the acquired distribution business.

(c)
The decrease in turkey sales was due to a decrease in turkey production created by a 15% reduction in turkey flocks beginning in July 2003, offset by an 8.9% increase in revenue per pound produced. As described above in "Restructuring of Turkey Operations" and in Note C - Restructuring Charges and Non-Recurring Recoveries of the notes to consolidated financial statements included elsewhere herein, as a result of our fiscal 2004 restructuring of our turkey operations, we expect that commodity sales in our turkey division will decrease by approximately $70 million in fiscal 2005.

Gross Profit. Gross profit for fiscal 2004 increased $309.6 million, or 154.4%, over fiscal 2003. The following table provides gross profit information (in millions):

	Fiscal Year Ended			Percentage	Percentage
	October 2,	Change from	Percentage	of Net Sales	of Net Sales
Components	2004	Fiscal 2003	Change	Fiscal 2004	Fiscal 2003

Net sales	$5,363.7	$2,744.4	104.8%	100.0%	100.0%
Cost of sales	4,813.3	2,348.0	95.2%	89.7	94.1	(a	)
Cost of sales-restructuring	64.2	64.2	--	1.2	--	(b	)
Non-recurring recoveries	(23.9)	22.6	(48.6)%	0.4	(1.8)	(c	)

Gross profit	$510.1	$309.6	154.4%	9.5%	7.7%

(a)
Cost of sales in the U.S. operations increased $2,306.3 million due primarily to the ConAgra chicken division acquisition, as well as significantly higher grain costs in fiscal 2004 compared to the prior year. Our Mexico operations had a $41.7 million increase primarily due to higher grain costs. Chicken component market prices reached their highest level in the U.S. since 1999 during our fiscal 2004 third quarter. Since that time, the reference chicken component market prices have declined significantly. However, partially offsetting this decline in component market chicken prices are recent declines in both the cash and futures market prices for corn and soybean meal, which comprise 24.8% of our consolidated cost of sales. Additionally, barring widespread weather or other problems in grain producing areas, worldwide corn and soybean meal productivity is expected to increase, which should further favorably impact feed ingredient costs in fiscal 2005 and should partially offset the decline in U.S. component market chicken prices.

(b)
On April 26, 2004, we announced a plan to restructure our turkey business to significantly reduce our production of commodity turkey meat and strengthen our focus on value-added turkey products. As part of our restructuring effort, we sold our Hinton, Virginia turkey commodity meat operations. In fiscal 2004 we recorded, as cost of sales-restructuring, approximately $64.2 million of asset impairment charges and inventory losses on discontinued products and, as other restructuring charges, $7.9 million, primarily related to exit and severance costs.

(c)
Non-recurring recoveries in fiscal year 2004 consisted mainly of a $23.8 million gain from insurance proceeds related to our 2002 product recall. In fiscal 2003, we had Non-recurring recoveries of $46.5 million consisting of $26.6 million in payments from the federal government to compensate turkey producers for avian influenza losses and $19.9 million related to the anti-trust lawsuits involving vitamins and methionine.

Operating Income. Operating income for fiscal 2004 compared to fiscal 2003 increased $201.7 million, or 317.1%, as described in the following table (in millions):

	Fiscal Year Ended			Percentage	Percentage
	October 2,	Change from	Percentage	of Net Sales	of Net Sales
Components	2004	Fiscal 2003	Change	Fiscal 2004	Fiscal 2003

Gross profit	$510.1	$309.6	154.4%	9.5%	7.7%
Selling, general and administrative expense	236.9	100.0	73.0%	4.5	5.2	(a	)
Other restructuring charges	7.9	7.9	--	0.1	--	(b	)

Operating income	$265.3	$201.7	317.1%	4.9%	2.4%	(c	)

(a)
Selling, general and administrative expense increased $100.0 million due primarily to the fiscal 2004 acquisition, but decreased as a percent of sales primarily due to the fixed nature of certain expenses in relation to increased sales.

(b)
On April 26, 2004, we announced a plan to restructure our turkey division, including the sale or closure of some facilities in Virginia. Approximately $7.9 million related to exit and severance costs in connection with the restructuring were charged to Other restructuring charges.

(c)
Operating income for U.S. chicken of $389.5 million is offset by operating losses of $3.6 million in Mexico and $120.7 million for turkey. The loss in Mexico compared to operating income of $16.3 million in fiscal 2003 is primarily due to increased feed cost. The loss for turkey compared to a loss of $74 million in fiscal 2003 is primarily due to our restructuring noted above, the continuing effect of the 2002 recall and significant losses on commodity turkey sales.

Interest Expense. Consolidated net interest expense increased 37.1% to $52.1 million in fiscal 2004, when compared to $38.0 million for fiscal 2003, due primarily to higher average outstanding debt balances experienced in the fiscal year due to the financing of the fiscal 2004 acquisition partially offset by significant debt repayment with excess cash flow in fiscal 2004.

Income Tax Expense. Consolidated income tax expense in fiscal 2004 was $80.2 million, compared to $7.2 million in fiscal 2003. This increase in consolidated income tax expense is the result of higher pretax earnings in fiscal 2004. Fiscal 2003 income tax expense was significantly reduced by a tax benefit recorded in fiscal 2003 of approximately $16.9 million to reflect the benefit resulting from a reduction in valuation allowance of the net operating loss carryforwards for Mexican tax purposes.

The recently passed "American Jobs Creation Act of 2004" represents far-reaching legislation that will have a significant impact on many U.S. taxpayers. Among other things, the Act will provide a deduction with respect to income of certain U.S. manufacturing activities and allow for favorable taxing on repatriation of offshore earnings. Although the provisions of the Act do not impact the fiscal year 2004 financial statements under current accounting rules, the Act will likely impact the Company’s financial statements in future periods. We are currently evaluating the financial impact of this Act.

Fiscal 2003 Compared to Fiscal 2002

Net Sales. Net sales increased $85.6 million, or 3.4%, over fiscal 2002. The following table provides additional information regarding net sales (in millions):

	Fiscal Year Ended
	September 27,	Change from	Percentage
Source	2003	Fiscal 2002	Change

Chicken and other products:
United States-
Chicken	$1,738.3	$89.3	4.5%	(a	)
Other products	207.3	13.6	7.0%	(b	)
	$1,945.6	$102.9	5.6%

Mexico-
Chicken	$349.3	$25.5	7.9%	(c	)
Other products	18.7	(0.3)	(1.7)%
	$368.0	$25.2	7.3%
Subtotal	2,313.6	128.1	5.9%

Turkey	$305.7	$(42.5)	(12.2)%	(d	)
	$2,619.3	$85.6	3.4%

(a)
The $89.3 million increase in U.S. chicken sales was primarily due to a 3.3% increase in dressed pounds produced and a 2.0% increase in total revenue per dressed pound produced, reflecting increased market prices for chicken.

(b)	The $13.3 million increase in sales of other products was primarily due to increased sales of eggs and poultry by-products.

(c)	The increase in Mexico chicken sales was primarily due to a 12% increase in pounds produced offset by a 3.7% decrease in average revenue per dressed pound produced.

(d)
The decrease in turkey sales was primarily due to the impact of the recall of turkey deli meat products, partially offset by improved sales resulting from live production improvements since the avian influenza outbreak in the previous year.

Gross Profit. Gross profit increased $35.3 million, or 21.4%, over fiscal 2002. Included in gross profit for fiscal 2003 was $46.5 million of Non-recurring recoveries. Fiscal 2002 gross profit only included $0.8 million of Non-recurring recoveries. See Note C-Restructuring Charges and Non-recurring Recoveries of the notes to consolidated financial statements included elsewhere herein.

The following table provides gross profit information (in millions):

	Fiscal Year Ended			Percentage	Percentage
	September 27,	Change from	Percentage	of Net Sales	of Net Sales
Components	2003	Fiscal 2002	Change	Fiscal 2003	Fiscal 2002

Gross profit	$200.5	$35.3	21.4%	7.7%	6.5%
Selling, general and administrative expense	136.9	1.6	1.2%	5.2	5.3

Operating income	$63.6	$33.7	112.7%	2.4%	1.2%

(a)
U.S. operations cost of sales increased $73.4 million primarily due to a 3.3% increase in dressed pounds of chicken produced. Mexico operations cost of sales increased $22.6 million primarily due to a 12.0% increase in dressed pounds produced.

(b)
Non-recurring recoveries of $46.5 million consisted of $26.6 million in avian influenza recovery and $19.9 million in vitamin and methionine litigation settlements. See Note C-Restructuring Charges and Non-recurring Recoveries of the notes to consolidated financial statements included elsewhere herein.

(c)
In the fourth fiscal quarter of 2003, we liquidated a significant portion of turkey breast meat that we had been accumulating to use in our further processed turkey products during the peak turkey season when prices have historically been highest. This liquidation resulted in bulk turkey breast meat sales at prices that were lower than we have traditionally experienced on our individual product sales for similar product.

Operating Income. Operating income for fiscal 2003 increased $33.7 million when compared to fiscal 2002, primarily due to the $46.5 million of non-recurring recoveries somewhat offset by increased cost of sales as discussed above. The following table provides operating income information (in millions):

	Fiscal Year Ended			Percentage	Percentage
	September 27,	Change from	Percentage	of Net Sales	of Net Sales
Components	2003	Fiscal 2002	Change	Fiscal 2003	Fiscal 2002

Gross profit	$ 200.5	$ 35.3	21.4%	7.7%	6.5%
Selling, general and administrative expense	136.9	1.6	1.2%	5.2	5.3

Operating income	$ 63.6	$ 33.7	112.7%	2.4%	1.2%

Interest Expense. Consolidated net interest expense increased 18.7% to $38.0 million in fiscal 2003, when compared to $32.0 million for fiscal 2002, due primarily to higher average outstanding debt balances experienced in the fiscal year.

Income Tax Expense. Consolidated income tax expense in fiscal 2003 was $7.2 million, compared to an income tax benefit of $12.4 million in fiscal 2002. This increase in consolidated income tax expense is the result of changes in the Mexico tax law and higher pretax earnings in fiscal 2003, which were significantly offset by a tax benefit of approximately $16.9 million to reflect the benefit resulting from a reduction in valuation allowance of the net operating loss carryforwards for Mexican tax purposes.

Liquidity and Capital Resources

The following table presents on an overall basis the significant borrowings and the debt repayments which occurred in fiscal 2004. Borrowings related primarily to the acquisition of the ConAgra chicken business while repayments were made primarily with excess cash flow resulting from operations.

Notes Payable and Long-term Debt Activity (in thousands):

	Balance at		Activity during		Balance at
	September 27,		Fiscal 2004		October 2,
	2003				2004
		Borrowings	Re-payments	Other

Senior unsecured debt	$303,500	$--	$--	$(481)	(a) $303,019
Senior subordinated debt	--	100,000	--	--	100,000
Secured debt	113,513	629,283	(b) (618,897)	--	123,899
Other	1,632	--	(256)	16,000	(b) 17,376
Total	$418,645	$729,283	$(619,153)	$15,519	$544,294

(a)	Amortization of debt premium.
(b)	The Company borrowed $300.8 million in connection with the ConAgra chicken division acquisition and assumed $16.0 million of long-term debt.

As of October 2, 2004, we had $180.0 million in revolving credit facilities, $30.0 million of which relates to our Mexico operations, and $500.0 million in a secured revolving/term borrowing facility. Borrowings under the revolving/term borrowing facility are available on a revolving basis until April 7, 2008 at which time the outstanding borrowings will be converted to a term loan. Approximately one-half of the converted term loan principal balance outstanding as of April 7, 2008 will be payable in quarterly installments through August 31, 2011 with all remaining principal and interest due on August 31, 2011. The $500.0 million revolving/term borrowing facility provides for interest rates ranging from LIBOR plus one percent to LIBOR plus two and five-eighths percent depending upon our total debt to capitalization ratio. There were no borrowings under the revolving/term borrowing facility at October 2, 2004. As a result of borrowing base restrictions, $417.1 million was available under the revolving/term borrowing facility for borrowings at October 2, 2004. The facility is secured by certain fixed assets. As of November 3, 2004, our availability under the revolving/term borrowing facility increased to $500.0 million due to the inclusion of additional collateral. Additionally, as of October 29, 2004, we added an $18.0 million revolving facility that was converted from a term facility. The $150.0 million domestic revolving credit facility provides for interest rates ranging from LIBOR plus seven-eighths percent to LIBOR plus two and three-eighths percent depending upon our total debt to capitalization ratio. The $150.0 million domestic revolving credit facility, $105.5 million of which was available for borrowings at October 2, 2004, is secured by domestic chicken inventories. The $30.0 million facility in Mexico is fully available as of October 2, 2004, matures on December 7, 2004, and is secured by the accounts receivable, inventories and certain fixed assets of the Company's Mexico operations. Borrowings against these facilities are subject to the availability of eligible collateral and no material adverse change provisions.

In November 2003, the Company borrowed approximately $299.5 million in additional long-term debt to fund the closing of the ConAgra chicken division acquisition. The specific borrowings are discussed in Note B-Business Acquisition of the notes to consolidated financial statements included elsewhere herein and consisted of a combination of subordinated debt, senior notes and asset based borrowings.

On November 6, 2003, the Company and PPC Escrow Corp., a wholly owned unrestricted subsidiary of the Company, entered into an agreement to issue $100.0 million in senior subordinated notes with an interest rate of 9.25% maturing on November 15, 2013. The proceeds from the note offering were used to fund a portion of the purchase price of the ConAgra chicken division. PPC Escrow Corp. was merged with and into Pilgrim’s Pride concurrently with the closing of the acquisition of the ConAgra chicken division.

We also maintain operating leases for various types of equipment, some of which contain residual value guarantees for the market value of assets at the end of the term of the lease. The terms of the lease maturities range from one to seven years. We estimate the maximum potential amount of the residual value guarantees is approximately $19.3 million; however, the actual amount would be offset by any recoverable amount based on the fair market value of the underlying leased assets. No liability has been recorded related to this contingency as the likelihood of payments under these guarantees is not considered to be probable and the fair value of the guarantees is immaterial. We historically have not experienced significant payments under similar residual guarantees.

At October 2, 2004, our working capital increased to $383.7 million and our current ratio decreased to 1.61 to 1, compared with working capital of $211.1 million and a current ratio of 1.76 to 1 at September 27, 2003, primarily due to the working capital changes discussed below.

Trade accounts and other receivables were $324.2 million at October 2, 2004, compared to $127.0 million at September 27, 2003. The $197.2 million, or 155.3%, increase in trade accounts and other receivables was primarily due to the inclusion of the ConAgra chicken division, increased sales activity and a decrease in receivables sold. Trade accounts and other receivables at the end of fiscal 2003 did not include $58.5 million of receivables which were sold pursuant to the Receivables Purchase Agreement described below.

Inventories were $610.0 million at October 2, 2004, compared to $340.9 million at September 27, 2003. The $269.1 million, or 78.9%, increase in inventories was primarily due to the acquisition of the ConAgra chicken division and increased production to support sales growth.

Accounts payable, income taxes payable and accrued expenses increased $358.4 million to $625.1 million at October 2, 2004, compared to accounts payable, income taxes payable and accrued expenses of $266.7 million at September 27, 2003. The increase was primarily due to the acquisition of the ConAgra chicken division, increased production and income tax liabilities resulting from our 2004 results.

Capital expenditures (excluding business acquisitions) of $79.6 million, $53.6 million and $80.4 million for fiscal years 2004, 2003 and 2002, respectively, were primarily incurred to acquire and expand certain facilities, improve efficiencies, reduce costs and for the routine replacement of equipment. We anticipate spending approximately $175.0 million to $200.0 million in fiscal 2005 to improve efficiencies and for the routine replacement of equipment at our current operations. We expect to finance such expenditures with available operating cash flows and existing revolving/term and revolving credit facilities.

Cash flows provided by operating activities were $272.4 million, $98.9 million and $98.1 million for fiscal years 2004, 2003 and 2002, respectively. The increase in cash flows provided by operating activities for fiscal 2004 when compared to fiscal 2003 was primarily due to significant increase in our net income in fiscal 2004. Cash flows provided by operating activities were almost unchanged for fiscal 2003 when compared to fiscal 2002. However, the composition of working capital items shifted significantly from 2002, primarily due to recall related items offset by increases in other working capital components.

Cash flows provided by (used in) financing activities were $96.7 million, ($39.8) million and ($21.8) million for the fiscal years 2004, 2003 and 2002, respectively. The increase in cash provided by financing activities for fiscal 2004 when compared to fiscal 2003 is primarily due to borrowings to finance the acquisition of the ConAgra chicken division offset somewhat by cash repayments of borrowings. The increase in cash used in financing activities for fiscal 2003, when compared to fiscal 2002, primarily reflects the higher net payments on long-term financing.

We are a party to many routine contracts in which we provide general indemnities in the normal course of business to third parties for various risks. Among other considerations, we have not recorded a liability for any of these indemnities as based upon the likelihood of payment, the fair value of such indemnities is immaterial.

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

Off-Balance Sheet Arrangements

On June 29, 1999, the Camp County Industrial Development Corporation issued $25.0 million of variable-rate environmental facilities revenue bonds supported by letters of credit obtained by us. We may draw from these proceeds over the construction period for new sewage and solid waste disposal facilities at a poultry by-products plant to be built in Camp County, Texas. We are not required to borrow the full amount of the proceeds from these revenue bonds. All amounts borrowed from these funds will be due in 2029. The revenue bonds are supported by letters of credit obtained by us under our available revolving credit facilities which are secured by our domestic chicken inventories. The bonds will be recorded as debt of the Company if and when they are spent to fund construction.

We maintain a Receivables Purchase Agreement under which we can sell on a revolving basis up to $125.0 million of certain trade receivables (the "Pooled Receivables") to a special purpose corporation wholly owned by us, which in turn sells a percentage ownership interest to third parties. This facility matures on June 26, 2008. At October 2, 2004 there were no Pooled Receivables sold and at September 27, 2003, an interest in these Pooled Receivables of $58.5 million had been sold to third parties and was reflected as a reduction to accounts receivable. The gross proceeds resulting from the sale are included in cash flows from operating activities in the Consolidated Statements of Cash Flows. Losses on these sales were immaterial. As of October 2, 2004 the full amount of the facility was available.

Contractual Obligations and Guarantees.

Obligations under long-term debt and non-cancelable operating leases at October 2, 2004 were as follows (in millions):
	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt(a)	$543.6	$8.4	$17.5	$18.4	$499.3
Guarantee fees	9.2	1.5	2.7	2.4	2.6
Operating leases	109.9	30.4	45.8	23.2	10.5
Purchase obligations	15.1	15.1	--	--	--
Total	$677.8	$55.4	$66.0	$44.0	$512.4

(a)	Excludes $33.6 million in letters of credit outstanding related to normal business transactions.

Critical Accounting Policies and Estimates

General. Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, customer programs and incentives, allowance for doubtful accounts, inventories, income taxes and product recall accounting. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Inventory. Live poultry inventories are stated at the lower of cost or market and breeder hens at the lower of cost, less accumulated amortization, or market. The costs associated with breeder hens are accumulated up to the production stage and amortized over the productive lives using the unit-of-production method. Finished poultry products, feed, eggs and other inventories are stated at the lower of cost (first-in, first-out method) or market. We record valuations and adjustments for our inventory and for estimated obsolescence at or equal to the difference between the cost of inventory and the estimated market value based upon known conditions affecting inventory obsolescence, including significantly aged products, discontinued product lines, or damaged or obsolete products. We allocate meat costs between our various finished poultry products based on a by-product costing technique that reduces the cost of the whole bird by estimated yields and amounts to be recovered for certain by-product parts, primarily including leg quarters, wings, tenders and offal, which are carried in inventory at the estimated recovery amounts, with the remaining amount being reflected as our breast meat cost. Generally, the company performs an evaluation of whether any lower of cost or market adjustments are required based on a number of factors, including: (i) pools of related inventory, (ii) product continuation or discontinuation, (iii) estimated market selling prices and (iv) expected distribution channels. If actual market conditions or other factors are less favorable than those projected by management, additional inventory adjustments may be required.

Property, Plant and Equipment. In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (SFAS 144), the Company records impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. The impairment charge is determined based upon the amount the net book value of the assets exceeds their fair market value. In making these determinations, the Company utilizes certain assumptions, including, but not limited to: (i) future cash flows estimates expected to be generated by these assets, which are based on additional assumptions such as asset utilization, remaining length of service and estimated salvage values (ii) estimated fair market value of the assets and (iii) determinations with respect to the lowest level of cash flows relevant to the respective impairment test, generally groupings of related operational facilities.

Contingent liabilities. The Company is subject to lawsuits, investigations and other claims related to wage and hour/labor, securities, environmental, product and other matters, and is required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made when losses are determined to be probable and after considerable analysis of each individual issue. These reserves may change in the future due to changes in the Company’s assumptions, the effectiveness of strategies, or other factors beyond the Company’s control.

Accrued Self Insurance. Insurance expense for casualty claims and employee-related health care benefits are estimated using historical experience and actuarial estimates. Stop-loss coverage is maintained with third party insurers to limit the Company’s total exposure. Certain categories of claim liabilities are actuarially determined. The assumptions used to arrive at periodic expenses are reviewed regularly by management. However, actual expenses could differ from these estimates and could result in adjustments to be recognized.

Purchase Price Accounting. The Company allocates the total purchase price in connection with acquisitions to assets and liabilities based upon their estimated fair values. For property, plant and equipment and intangible assets other than goodwill, for significant acquisitions, the Company has historically relied upon the use of third party valuation experts to assist in the estimation of fair values. Historically, the carrying value of acquired accounts receivable, inventory and accounts payable have approximated their fair value as of the date of acquisition, though adjustments are made within purchase price accounting to the extent needed to record such assets and liabilities at fair value. With respect to accrued liabilities, the Company uses all available information to make its best estimate of the fair value of the acquired liabilities and, when necessary, may rely upon the use of third party actuarial experts to assist in the estimation of fair value for certain liabilities, primarily self-insurance accruals.

Product Recall Accounting. The Company has a separate insurance contract for product recall coverage with an insurance company that specifically provides for reimbursement of direct recall related expenses, product restoration expenses and loss of business income. The Company recorded receivables related to direct recall related expense, specifically related to the write-off of inventory, third party shipping and freight costs, payments made for outside labor, internal hourly labor, third party warehouse storage costs and payments to customers. The Company recorded amounts as receivable for only the readily, objectively determinable amounts of direct product recall costs reimbursable under its insurance policy. The recoveries related to the business interruption and product re-establishment portions of the insurance recoveries are recorded when realized, generally upon collection.

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

Feed Ingredients
We purchase certain commodities, primarily corn and soybean meal. As a result, our earnings are affected by changes in the price and availability of such feed ingredients. As market conditions dictate, we will from time to time lock-in future feed ingredient prices using various hedging techniques, including forward purchase agreements with suppliers and futures contracts. We do not use such financial instruments for trading purposes and are not a party to any leveraged derivatives. Market risk is estimated as a hypothetical 10% increase in the weighted-average cost of our primary feed ingredients as of October 2, 2004. Based on our feed consumption during fiscal 2004, such an increase would have resulted in an increase to cost of sales of approximately $150.7 million.

Foreign Currency

Our earnings are affected by foreign exchange rate fluctuations related to the Mexican peso net monetary position of our Mexico subsidiaries. We manage this exposure primarily by attempting to minimize our Mexican peso net monetary position, but from time to time, we have also considered executing hedges to help minimize this exposure. Such instruments, however, have historically not been economically feasible. We are also exposed to the effect of potential exchange rate fluctuations to the extent that amounts are repatriated from Mexico to the U.S. However, we currently anticipate that the cash flows of our Mexico subsidiaries will continue to be reinvested in our Mexico operations. In addition, the Mexican peso exchange rate can directly and indirectly impact our results of operations and financial position in several ways, including potential economic recession in Mexico resulting from a devalued peso. The impact on our financial position and results of operations resulting from a hypothetical change in the exchange rate between the U.S. dollar and the Mexican peso cannot be reasonably estimated. Foreign currency exchange gains and losses, representing the change in the U.S. dollar value of the net monetary assets of our Mexico subsidiaries denominated in Mexican pesos, was a loss of $0.2 million in fiscal 2004, a gain of $0.4 million in fiscal 2003 and a loss of $1.5 million in fiscal 2002. On October 2, 2004, the Mexican peso closed at 11.36 to 1 U.S. dollar, compared to 11.03 at September 27, 2003. No assurance can be given as to how future movements in the peso could affect our future earnings.

Interest Rates

Our earnings are also affected by changes in interest rates due to the impact those changes have on our variable-rate debt instruments. We have variable-rate debt instruments representing approximately 12.5% of our long-term debt at October 2, 2004. Holding other variables constant, including levels of indebtedness, a 25 basis points increase in interest rates would have increased our interest expense by $0.2 million for fiscal 2004. These amounts are determined by considering the impact of the hypothetical interest rates on our variable-rate long-term debt at October 2, 2004.

Market risk for fixed-rate long-term debt is estimated as the potential increase in fair value resulting from a hypothetical 25 basis points decrease in interest rates and amounts to approximately $6.8 million as of October 2, 2004, using discounted cash flow analysis.

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

High feed ingredient prices have had a material adverse effect on our operating results in the past. We periodically seek, in some instances, to enter into advance purchase commitments or financial hedging contracts for the purchase of feed ingredients in an effort to manage our feed ingredient costs. However, we may not hedge feed ingredient cost risk unless requested by a specific customer or it is otherwise deemed prudent and any use of such instruments may not be successful.

Contamination of Products. If our poultry products become contaminated, we may be subject to product liability claims and product recalls.

Poultry products may be subject to contamination by disease producing organisms, or pathogens, such as Listeria monocytogenes, Salmonella and generic E.coli. These pathogens are generally found in the environment, and, as a result, there is a risk that they, as a result of food processing, could be present in our processed poultry products. These pathogens can also be introduced as a result of improper handling at the further processing, foodservice or consumer level. These risks may be controlled, although not eliminated, by adherence to good manufacturing practices and finished product testing. We have little, if any; control over proper handling once the product has been shipped. Illness and death may result if the pathogens are not eliminated at the further processing, foodservice or consumer level. Even an inadvertent shipment of contaminated products is a violation of law and may lead to increased risk of exposure to product liability claims, product recalls and increased scrutiny by federal and state regulatory agencies and may have a material adverse effect on our business, reputation and prospects.

In October 2002, one product sample produced in our Franconia, Pennsylvania facility that had not been shipped to customers tested positive for Listeria. We later received information from the USDA suggesting environmental samples taken at the facility had tested positive for both the strain of Listeria identified in the product and a strain having characteristics similar to those of the strain identified in a Northeastern Listeria outbreak. As a result, we voluntarily recalled all cooked deli products produced at the plant from May 1, 2002 through October 11, 2002. We carried insurance designed to cover the direct recall related expenses and certain aspects of the related business interruption caused by the recall. We estimate that the sales in our turkey division were negatively affected by approximately $63 million and $82 million during fiscal 2004 and fiscal 2003, respectively. For those same periods, we estimate that operating margins were negatively affected by approximately $20 to $25 million and $65 to $70 million, respectively. Aggregating the direct recall expense claim with the anticipated business interruption and product re-establishment costs, our total loss was approximately $100 million, although our policy limit was $50 million. We received $4 million of this amount in fiscal 2003 and the remaining $46 million in fiscal 2004 from our insurer.

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

An outbreak of low-pathogenic avian influenza, a disease contagious to turkey, chicken and other birds, had a negative effect on our fiscal 2002 and the first six months of fiscal 2003 operating results. There can be no assurance that any future poultry disease outbreaks will not have a material adverse effect on our ability to market our products successfully or on our business, reputation, prospects, financial condition and results of operations.

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

As described above under "Contamination of Products," if our poultry products become contaminated, we may be subject to product liability claims and product recalls. In October 2002, we voluntarily recalled all cooked deli products produced at one of our facilities from May 1, 2002 through October 11, 2002. In connection with this recall, we were named as a defendant in twelve lawsuits brought by individuals alleging injuries resulting from contracting Listeria monocytogenes. See Item 3. "Legal Proceedings." There can be no assurance that any litigation or reputational injury associated with this or any future product recalls will not have a material adverse effect on our ability to market our products successfully or on our business, reputation, prospects, financial condition and results of operations.

Insurance. We are exposed to risks relating to product liability, product recall, property damage and injuries to persons for which insurance coverage is expensive, limited and potentially inadequate.

Our business operations entail a number of risks, including risks relating to product liability claims, product recalls, property damage and injuries to persons. We currently maintain insurance with respect to certain of these risks, including product liability insurance, property insurance, workers compensation insurance and general liability insurance, but in many cases such insurance is expensive, difficult to obtain and no assurance can be given that such insurance can be maintained in the future on acceptable terms, or in sufficient amounts to protect us against losses due to any such events, or at all. Moreover, even though our insurance coverage may be designed to protect us from losses attributable to certain events, it may not adequately protect us from liability and expenses we incur in connection with such events. For example, the losses attributable to our October 2002 recall of cooked deli-products produced at one of our facilities significantly exceeded available insurance coverage. Additionally, in the past two of our insurers encountered financial difficulties and were unable to fulfill their obligations under the insurance policies as anticipated and separately two of our other insurers contested coverage with respect to claims covered under policies purchased, forcing us to litigate the issue of coverage before we were able to collect under these policies.

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

The chicken and turkey industries are highly competitive. Some of our competitors have greater financial and marketing resources than us.  In both the U.S. and Mexico, we primarily compete with other vertically integrated poultry companies.

In general, the competitive factors in the U.S. poultry industry include:

•    Price;

•    Product quality;

•    Brand identification;

•    Breadth of product line; and

•    Customer service.

Competitive factors vary by major market. In the foodservice market, competition is based on consistent quality, product development, service and price. In the U.S. retail market, we believe that competition is based on product quality, brand awareness, customer service and price. Further, there is some competition with non-vertically integrated further processors in the prepared food business.

In Mexico, where product differentiation has traditionally been limited, product quality and price have been the most critical competitive factors. Additionally, the North American Free Trade Agreement, which went into effect on January 1, 1994, required annual reductions in tariffs for chicken and chicken products in order to eliminate those tariffs by January 1, 2003. On November 21, 2002, the Mexican Secretariat of the Economy announced that it would initiate an investigation to determine whether a temporary safeguard action was warranted to protect the domestic poultry industry when import tariffs on poultry were eliminated in January 2003. In July 2003, the U.S. and Mexico entered into a safeguard agreement with regard to imports into Mexico of chicken leg quarters from the U.S. Under this agreement, a tariff rate for chicken leg quarters of 98.8% of the sales price was established. This tariff was reduced on January 1, 2004 and is to be reduced each of the following four years in equal increments so that the final tariff rate at January 1, 2008 will be zero. As those tariffs are reduced, increased competition from chicken imported into Mexico from the U.S. may have a material adverse effect on the Mexican chicken industry in general, and on our Mexican operations in particular.

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

•    Diversion of management's attention;
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

Assumption of Unknown Liabilities in Acquisitions. Assumption of unknown liabilities in acquisitions may harm our financial condition and operating results.

Acquisitions may be structured in such a manner that would result in the assumption of unknown liabilities not disclosed by the seller or uncovered during pre-acquisition due diligence. For example, our acquisition of the ConAgra chicken division was structured as a stock purchase. .In that acquisition we assumed all of the liabilities of the ConAgra chicken division, including liabilities that may be unknown. We negotiated and obtained from ConAgra Foods certain representations and warranties concerning contingent liabilities and other obligations of the entities holding the ConAgra chicken division assets to reduce the risk that we will bear such subsidiaries’ liability for unknown liabilities. ConAgra Foods also agreed to indemnify us for breaches of representations and warranties concerning the pre-closing operations of the ConAgra chicken division and for certain liabilities of the entities holding the ConAgra chicken division assets. ConAgra Foods’ indemnification obligations are generally subject to a $30 million deductible, and there may be circumstances in which ConAgra Foods’ indemnification obligations do not provide us protection from contingent or other obligations of the entities holding the ConAgra chicken division assets, or other pre-closing liabilities of the ConAgra chicken division. These obligations and liabilities could harm our financial condition and operating results.

Leverage. Our indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under our debt securities.

Our indebtedness could adversely affect our financial condition which could have important consequences to you. For example, it could:

•	Increase our vulnerability to general adverse economic conditions;

•	Limit our ability to obtain necessary financing and to fund future working capital, capital expenditures and other general corporate requirements;

•	Require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and for other general corporate purposes;

•	Limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	Place us at a competitive disadvantage compared to our competitors that have less debt;

•	Limit our ability to pursue acquisitions and sell assets; and

•	Limit, along with the financial and other restrictive covenants in our indebtedness, our ability to borrow additional funds. Failing to comply with those covenants could result in an event of default or require redemption of indebtedness. Either of these events could have a material adverse effect on us.

Our ability to make payments on and to refinance our indebtedness will depend on our ability to generate cash in the future, which is dependent on various factors. These factors include the commodity prices of feed ingredients, chicken and turkey and general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

Despite our significant indebtedness, we are not prohibited from incurring significant additional indebtedness in the future. If additional debt is added to our current debt levels, the related risks that we now face could intensify.

Foreign Operations Risks. Our foreign operations pose special risks to our business and operations.

We have significant operations and assets located in Mexico. Foreign operations are subject to a number of special risks, including among others:

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

Control of Voting Stock. Control over Pilgrim's Pride is maintained by members of the family of Lonnie "Bo" Pilgrim.

As described in more detail in Item 12. "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," through two limited partnerships and related trusts and voting agreements, Lonnie "Bo" Pilgrim, Patty R. Pilgrim, his wife, and Lonnie Ken Pilgrim, his son, control over 60% of the voting power of our outstanding common stock. Accordingly, they control the outcome of all actions requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of Pilgrim's Pride or its assets. This ensures their ability to control the foreseeable future direction and management of Pilgrim's Pride. In addition, an event of default under certain agreements related to our indebtedness will occur if Lonnie "Bo" Pilgrim and certain members of his family cease to own at least a majority of the voting power of the outstanding common stock.

Deferred Taxes. Potential accrual of deferred taxes may affect our net income and cash flow.

We have not provided any deferred income taxes on the undistributed earnings of our Mexico subsidiaries based upon the determination that such earnings will be indefinitely reinvested. As of October 2, 2004, the cumulative undistributed earnings of these subsidiaries were approximately $230.0 million. If these earnings were not considered indefinitely reinvested, deferred U.S. and foreign income taxes would have been provided, after consideration of estimated foreign tax credits. However, determination of the amount of deferred federal and foreign income taxes is not practical.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements together with the report of independent auditors and financial statement schedule are included on pages 67 through 107 of this document. Financial statement schedules other than those included herein have been omitted because the required information is contained in the consolidated financial statements or related notes, or such information is not applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company's management, including the Chairman, Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Company's management, including the Chairman, Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on 10-K to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the SEC rules and forms.

In connection with the evaluation described above, other than the integration of the ConAgra chicken division acquisition historical account systems to the Company’s systems, the Company’s management, including the Chairman, Chief Executive Officer and Chief Financial Officer, identified no change in the Company's internal control over financial reporting that occurred during the Company’s fiscal quarter ended October 2, 2004, and that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B. Other Information

Not Applicable.
PART III

Item 10. Directors and Executive Officers of the Registrant

Certain information regarding our executive officers has been presented under "Executive Officers" included in Item 1. "Business," above.

Reference is made to the section entitled "Election of Directors" of the Company’s Proxy Statement for its 2005 Annual Meeting of Stockholders, which section is incorporated herein by reference.

Reference is made to the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company’s Proxy Statement for its 2005 Annual Meeting of Stockholders, which section is incorporated herein by reference.

We have adopted a Code of Business Conduct and Ethics, which applies to all employees, including our Chief Executive Officer and our Chief Financial Officer and Principal Accounting Officer. The full text of our Code of Business Conduct and Ethics is published on our website, at www.pilgrimspride.com, under the "Investors-Corporate Governance" caption. We intend to disclose future amendments to, or waivers from, certain provisions of this Code on our website within four business days following the date of such amendment or waiver.

Item 11.    Executive Compensation

See Item 13. "Certain Relationships and Related Transactions."

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

See Item 13. "Certain Relationships and Related Transactions."

As of October 2, 2004, the Company did not have any compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance by the Company.

Item 13.    Certain Relationships and Related Transactions

Additional information responsive to Items 10, 11, 12 and 13 is incorporated by reference from the sections entitled "Security Ownership," "Committees of the Board of Directors," "Election of Directors," "Executive Compensation," "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" of the Company’s Proxy Statement for its 2005 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference from the section entitled "Independent Auditor Fee Information" of the Company’s Proxy Statement for its 2005 Annual Meeting of Stockholders.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)		Financial Statements

	(1)	The financial statements and schedules listed in the accompanying index to financial statements and schedules are filed as part of this report.

(2)
All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.

	(3)	The financial statements schedule entitled "Valuation and Qualifying Accounts and Reserves" is filed as part of this report on page 94.

(b)		Exhibits

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

4.6
Indenture, dated November 21, 2003, between Pilgrim's Pride Corporation and The Bank of New York as Trustee (incorporated by reference from Exhibit 4.1 of the Company's Registration Statement on Form S-4 (No. 333-111975) filed on January 16, 2004).

4.7
Registration Rights Agreement, dated as of November 6, 2003, among Pilgrim's Pride Corporation and Credit Suisse First Boston LLC (incorporated by reference from Exhibit 4.2 of the Company's Registration Statement on Form S-4 (No. 333-111975) filed on January 16, 2004).

4.8	Form of 9 ¼% Note due 2013 (incorporated by reference from Exhibit 4.3 of the Company's Registration Statement on Form S-4 (No. 333-111975) filed on January 16, 2004).

10.1†	Pilgrim’s Industries, Inc. Profit Sharing Retirement Plan, restated as of July 1, 1987 (incorporated by reference from Exhibit 10.1 of the Company’s Form 8-K filed on July 1, 1992).

10.2†	Senior Executive Performance Bonus Plan of the Company (incorporated by reference from Exhibit A in the Company’s Proxy Statement dated December 13, 1999).

10.3
Aircraft Lease Extension Agreement between B.P. Leasing Co., (L.A. Pilgrim, individually) and Pilgrim’s Pride Corporation (formerly Pilgrim’s Industries, Inc.) effective November 15, 1992 (incorporated by reference from Exhibit 10.48 of the Company’s Quarterly Report on Form 10-Q for the three months ended March 29, 1997).

10.4
Broiler Grower Contract dated May 6, 1997 between Pilgrim’s Pride Corporation and Lonnie "Bo" Pilgrim (Farm 30) (incorporated by reference from Exhibit 10.49 of the Company’s Quarterly Report on Form 10-Q for the three months ended March 29, 1997).

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

10.7
Heavy Breeder Contract dated May 7, 1997 between Pilgrim’s Pride Corporation and Lonnie "Bo" Pilgrim (Farms 44, 45 & 46) (incorporated by reference from Exhibit 10.51 of the Company’s Quarterly Report on Form 10-Q for the three months ended March 29, 1997).

10.8
Broiler Grower Contract dated January 9, 1997 by and between Pilgrim’s Pride and O.B. Goolsby, Jr. (incorporated by reference from Exhibit 10.25 of the Company’s Registration Statement on Form S-1 (No. 333-29163) effective June 27, 1997).

10.9
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

10.12
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

10.14
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

10.16
Revolving Credit Agreement, made as of September 7, 2001 by and between Grupo Pilgrim’s Pride Funding S. de R.L. de C.V., Comerica Bank and Comerica Bank Mexico, S.A., Institucion de Banca Multiple (incorporated by reference from Exhibit 10.27 of the Company’s Annual Report on Form 10-K for the fiscal year ended September 29, 2001).

10.17
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

10.18
Retirement agreement dated November 11, 2002 between Pilgrim’s Pride Corporation and David Van Hoose (incorporated by reference from Exhibit 10.34 of the Company’s Annual Report on Form 10-K filed on December 6, 2002).

10.19
Amendment No. 3 dated as of July 18, 2003 to Receivables Purchase Agreement dated as of June 26, 1998 between Pilgrim’s Pride Funding Corporation ("Seller"), Pilgrim’s Pride Corporation as initial Servicer, Fairway Finance Corporation (as successor in interest to Pooled Accounts Receivable Capital Corporation) ("Purchaser") and Harris Nesbitt Corporation as agent for the purchaser (incorporated by reference from Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed July 23, 2003).

10.20
Stock Purchase Agreement dated June 7, 2003 by and between Pilgrim’s Pride Corporation and ConAgra Foods, Inc. (the "Stock Purchase Agreement") (incorporated by reference from Exhibit 99.2 of the Company’s Current Report on Form 8-K dated June 7, 2003).

10.21	Exhibit 1.1(a) to the Stock Purchase Agreement - Applicable Accounting Principles (incorporated by reference from Exhibit 99.3 of the Company’s Current Report on Form 8-K dated June 7, 2003).

10.22	Exhibit 1.1(b) to the Stock Purchase Agreement - Business Facilities (incorporated by reference from Exhibit 99.4 of the Company’s Current Report on Form 8-K dated June 7, 2003).

10.23	Exhibit 1.1(c) to the Stock Purchase Agreement - ConAgra Supply Agreement (incorporated by reference from Exhibit 99.5 of the Company’s Current Report on Form 8-K dated June 7, 2003).

10.24	Exhibit 1.1(d) to the Stock Purchase Agreement - Environmental License Agreement (incorporated by reference from Exhibit 99.6 of the Company’s Current Report on Form 8-K dated June 7, 2003).

10.25	Exhibit 1.1(f) to the Stock Purchase Agreement - Molinos Supply Agreement (incorporated by reference from Exhibit 99.7 of the Company’s Current Report on Form 8-K dated June 7, 2003).

10.26	Exhibit 1.1(g) to the Stock Purchase Agreement - Montgomery Supply Agreement (incorporated by reference from Exhibit 99.8 of the Company’s Current Report on Form 8-K dated June 7, 2003).

10.27	Exhibit 1.1(i) to the Stock Purchase Agreement - Registration Rights Agreements (incorporated by reference from Exhibit 99.9 of the Company’s Current Report on Form 8-K dated June 7, 2003).

10.28	Exhibit 1.1(m) to the Stock Purchase Agreement - Transition Trademark License Agreement (incorporated by reference from Exhibit 99.11 of the Company’s Current Report on Form 8-K dated June 7, 2003).

10.29	Exhibit 9.4.3 to the Stock Purchase Agreement - Retained Assets (incorporated by reference from Exhibit 99.14 of the Company’s Current Report on Form 8-K dated June 7, 2003).

10.30
Amendment No. 1 to Stock Purchase Agreement dated August 11, 2003, between ConAgra Foods, Inc. and Pilgrim’s Pride Corporation (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K dated August 12, 2003).

10.31
Amendment No. 2 to Stock Purchase Agreement dated August 20, 2003, between ConAgra Foods, Inc. and Pilgrim’s Pride Corporation (incorporated by reference from Annex F of the Company’s Preliminary Proxy Statement filed October 6, 2003).

10.32
Agricultural Lease between Pilgrim’s Pride Corporation (Lessor) and Patrick W. Pilgrim (Tenant) dated May 1, 2003 (incorporated by reference from Exhibit 10.15 of the Company’s Quarterly Report on Form 10-Q filed July 23, 2003).

10.33
First Amendment to the Revolving Credit Agreement made as of September 7, 2001 by and between Grupo Pilgrim’s Pride Funding S. de R.L. de C.V., Comerica Bank Mexico, S.A., Institucion de Banca Multiple dated as of June 28, 2002 (incorporated by reference from Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q/A filed August 12, 2003).

10.34
Second Amendment to the Revolving Credit Agreement made as of September 7, 2001 by and between Grupo Pilgrim’s Pride Funding S. de R.L. de C.V., Comerica Bank Mexico, S.A., Institucion de Banca Multiple dated as of September 10, 2002 (incorporated by reference from Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q/A filed August 12, 2003).

10.35
Third Amendment to the Revolving Credit Agreement made as of September 7, 2001 by and between Grupo Pilgrim’s Pride Funding S. de R.L. de C.V., Comerica Bank Mexico, S.A., Institucion de Banca Multiple dated as of December 13, 2002 (incorporated by reference from Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q/A filed August 12, 2003).

10.36
Fourth Amendment to the Revolving Credit Agreement made as of September 7, 2001, by and between Grupo Pilgrim's Pride Funding S. de R.L. de C.V., Comerica Bank and Comerica Bank Mexico, S.A., Institucion de Banca Multiple dated as of November 18, 2003 (incorporated by reference from Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed February 4, 2004).

10.37
Fourth Amended and Restated Note Purchase Agreement dated November 18, 2003, among Pilgrim's Pride Corporation, John Hancock Life Insurance Company, ING Capital LLC and the other parties named therein (incorporated by reference from Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q filed February 4, 2004).

10.38
Amendment No. 3 to Stock Purchase Agreement, dated November 23, 2003, between Pilgrim's Pride Corporation and ConAgra Foods, Inc. (incorporated by reference from Exhibit 2.16 of the Company's Current Report on Form 8-K (No. 001-09273) dated December 8, 2003).

10.39
Amendment No. 4 dated as of December 31, 2003 to Receivables Purchase Agreement dated as of June 26, 1998, among Pilgrim's Pride Funding Corporation, Pilgrim's Pride Corporation as initial Servicer, Fairway Finance Company, LLC (as successor to Fairway Finance Corporation) as purchaser and Harris Nesbitt Corp. (f/k/a BMO Nesbitt Burns Corp.) as agent for the purchaser (incorporated by reference from Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q filed February 4, 2004).

10.40
Amendment No. 1 dated as of December 31, 2003 to Purchase and Contribution Agreement dated as of June 26, 1998, between Pilgrim's Pride Funding Corporation and Pilgrim's Pride Corporation (incorporated by reference from Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q filed February 4, 2004).

10.41†	Employee Stock Investment Plan of the Company (incorporated by reference from Exhibit 4.1 of the Company's Registration Statement on Form S-8 (No. 333-111929) filed on January 15, 2004).

10.42
2004 Amended and Restated Credit Agreement, dated as of April 7, 2004, between Pilgrim's Pride Corporation and CoBank, ACB, as lead arranger and book manager, and as administrative, documentation and collateral agent and the lenders from time to time parties thereto as lenders (incorporated by reference from Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed May 4, 2004).

10.43
Third Amended and Restated Secured Credit Agreement, dated April 7, 2004, between Pilgrim's Pride Corporation and Harris Trust and Savings Bank, individually and as agent, and the lenders from time to time parties thereto as lenders (incorporated by reference from Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q filed May 4, 2004).

10.44
Fifth Amendment to Revolving Credit Agreement made as of September 7, 2001, by and among Grupo Pilgrim's Pride Funding S. de R.L. de C.V., Comerica Bank and Comerica Bank Mexico, S.A., Institucion de Banca Multiple dated as of September 7, 2004 (incorporated by reference from Exhibit 10.1 of the Company's Current Report on Form 8-K (No. 001-09273) filed September 10, 2004).

12	Ratio of Earnings to Fixed Charges for the years ended October 2, 2004, September 27, 2003, September 28, 2002, September 29, 2001 and September 30, 2000.*

21	Subsidiaries of Registrant.*

23	Consent of Ernst & Young LLP.*

31.1	Certification of Co-Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Co-Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Co-Principal Executive Officer of Pilgrim's Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Co-Principal Executive Officer of Pilgrim's Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.3	Certification of Chief Financial Officer of Pilgrim's Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*Filed herewith
…Represents a management contract or compensation plan arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 24th day of November 2004.

PILGRIM’S PRIDE CORPORATION

By:	/s/ Richard A. Cogdill
Richard A. Cogdill
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Lonnie "Bo" Pilgrim	Chairman of the Board	11/23/04
Lonnie "Bo" Pilgrim

/s/ Clifford E. Butler	Vice Chairman of the Board	11/23/04
Clifford E. Butler

/s/ O.B. Goolsby	President	11/23/04
O.B. Goolsby	Chief Executive Officer
Director

/s/ Richard A. Cogdill	Executive Vice President	11/23/04
Richard A. Cogdill	Chief Financial Officer
Secretary and Treasurer
Director
(Principal Financial and Accounting Officer)

/s/ Lonnie Ken Pilgrim	Executive Vice President,	11/23/04
Lonnie Ken Pilgrim	Assistant to Chairman
Director

/s/ Charles L. Black	Director	11/23/04
Charles L. Black

/s/ Linda Chavez	Director	11/23/04
Linda Chavez

/s/ S. Key Coker	Director	11/23/04
S. Key Coker

/s/ Keith W. Hughes	Director	11/23/04
Keith W. Hughes

/s/ Blake D. Lovette	Director	11/23/04
Blake D. Lovette

/s/ Vance C. Miller	Director	11/23/04
Vance C. Miller

/s/ James J. Vetter, Jr.	Director	11/23/04
James J. Vetter, Jr.

/s/ Donald L. Wass, Ph.D	Director	11/23/04
Donald L. Wass, Ph.D.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT
REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Pilgrim’s Pride Corporation

We have audited the accompanying consolidated balance sheets of Pilgrim’s Pride Corporation as of October 2, 2004 and September 27, 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended October 2, 2004. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pilgrim’s Pride Corporation as of October 2, 2004 and September 27, 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 2, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements, taken as a whole, presents fairly in all material respects the information set forth therein.

Ernst & Young LLP
Dallas, Texas
November 17, 2004

Consolidated Balance Sheets
Pilgrim’s Pride Corporation

(In thousands, except share and per share data)	October 2, 2004	September 27, 2003
Assets
Current Assets:
Cash and cash equivalents	$38,165	$16,606
Trade accounts and other receivables, less allowance for doubtful accounts	324,187	127,020
Inventories	609,997	340,881
Current deferred income taxes	6,577	--
Other current assets	38,302	6,201
Total Current Assets	1,017,228	490,708

Other Assets	50,086	31,302
Property, Plant and Equipment:
Land	52,980	38,708
Buildings, machinery and equipment	1,558,536	1,085,281
Autos and trucks	55,693	55,239
Construction-in-progress	29,086	21,209
	1,696,295	1,200,437
Less accumulated depreciation	(517,620)	(464,963)
	1,178,675	735,474
	$2,245,989	$1,257,484
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$314,565	$159,164
Accrued expenses	256,064	86,613
Income taxes payable	54,445	20,890
Current deferred income taxes	--	10,242
Current maturities of long-term debt	8,428	2,680
Total Current Liabilities	633,502	279,589

Long-Term Debt, Less Current Maturities	535,866	415,965
Deferred Income Taxes	152,455	113,988
Minority Interest in Subsidiary	1,210	1,246
Commitments and Contingencies	--	--

Stockholders’ Equity:
Preferred stock, $.01 par value, 5,000,000 authorized shares; none issued	--	--
Common stock - $.01 par value, 160,000,000 authorized shares; 66,826,833 and 41,383,779 issued, respectively	668	414
Additional paid-in capital	431,662	79,625
Retained earnings	492,542	368,195
Accumulated other comprehensive (loss) income	(348)	30
Less treasury stock, 271,100 shares	(1,568)	(1,568)
Total Stockholders’ Equity	922,956	446,696
	$2,245,989	$1,257,484

See Notes to Consolidated Financial Statements

Consolidated Statements of Income
Pilgrim’s Pride Corporation

(In thousands, except per share data)	Three Years Ended October 2, 2004
	2004	2003	2002

Net Sales	$5,363,723	$2,619,345	$2,533,718
Cost and Expenses:
Cost of sales	4,813,353	2,465,341	2,369,309
Cost of sales-restructuring	64,160	--	--
Non-recurring recoveries	(23,891)	(46,479)	(756)
Selling, general and administrative	236,864	136,870	135,261
Other restructuring charges	7,923	--	--
	5,098,409	2,555,732	2,503,814

Operating Income	265,314	63,613	29,904

Other Expenses (Income):
Interest expense, net	52,129	37,981	32,003
Foreign exchange loss (gain)	205	(359)	1,463
Miscellaneous, net	4,445	(37,244)	(5,472)
	56,779	378	27,994

Income Before Income Taxes	208,535	63,235	1,910
Income Tax Expense (Benefit)	80,195	7,199	(12,425)
Net Income	$128,340	$56,036	$14,335

Net Income per Common Share-Basic and Diluted	$2.05	$1.36	$0.35

See Notes to Consolidated Financial Statements

Consolidated Statements of Stockholders’ Equity
Pilgrim’s Pride Corporation

(In thousands, except share data)
							Accumulated
	Shares of Common Stock			Total	Additional		Other
				Par	Paid-In	Retained	Comprehensive	Treasury
	PPC	Class A	Class B	Value	Capital	Earnings	Loss	Stock	Total

Balance at September 30, 2001	--	13,523,429	27,589,250	$414	$79,625	$302,758	($297)	($1,568)	$380,932
Net income for year						14,335			14,335
Other comprehensive income							1,524		1,524
Total comprehensive income									15,859
Cash dividends declared ($.06 per share)						(2,467)			(2,467)

Balance at September 29, 2002	--	13,523,429	27,589,250	$414	$79,625	$314,626	$1,227	($1,568)	$394,324
Net income for year						56,036			56,036
Other comprehensive loss							(1,197)		(1,197)
Total comprehensive income									54,839
Cash dividends declared ($.06 per share)						(2,467)			(2,467)

Balance at September 28, 2003	--	13,523,429	27,589,250	$414	$79,625	$368,195	$30	($1,568)	$446,696
Reclassification of Class A and Class B common stock to PPC common stock	41,383,779	(13,523,429)	(27,589,250)
Issuance of common stock for ConAgra chicken division acquisition	25,443,054	--	--	254	352,037				352,291
Net income for year						128,340			128,340
Other comprehensive loss							(378)		(378)
Total comprehensive income									127,962
Cash dividends declared ($.06 per share)						(3,993)			(3,993)
Balance at October 2, 2004	66,826,833	--	--	$668	$431,662	$492,542	($348)	($1,568)	$922,956

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows
Pilgrim’s Pride Corporation

(In thousands)	Three Years Ended October 2, 2004
	2004	2003	2002
Cash Flows From Operating Activities:
Net income	$128,340	$$56,036		$$14,335
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	113,788	74,187		70,973
Loss on restructuring-asset impairment	45,384	--		--
Loss (gain) on property disposals	5,605	572		(149)
Deferred income taxes	3,295	(5,569)		(1,811)
Changes in operating assets and liabilities
Accounts and other receivables	(70,936)	(41,673)		9,675
Inventories	(73,445)	(14,089)		(12,392)
Other current assets	(28,763)	10,665		(3,932)
Accounts payable, income taxes payable and accrued expenses	150,240	18,157		18,587
Other	(1,104)	606		2,827
Cash Provided by Operating Activities	272,404	98,892		98,113

Investing Activities:
Acquisitions of property, plant and equipment	(79,642)	(53,574)		(80,388)
Business acquisition, net of equity consideration	(272,097)	(4,499)		--
Proceeds from property disposals	4,583	1,779		1,426
Other, net	(304)	(635)		(2,867)
Cash Used in Investing Activities	(347,460)	(56,929)		(81,829)

Financing Activities:
Borrowing for acquisition	300,767	--		--
Proceeds from notes payable to banks	96,000	278,000		214,500
Repayments on notes payable to banks	(96,000)	(278,000)		(214,500)
Proceeds from long-term debt	332,516	108,133		182,950
Payments on long-term debt	(523,634)	(143,133)		(201,646)
Equity and debt issue cost	(8,991)	(2,300)		(630)
Cash dividends paid	(3,993)	(2,467)		(2,467)
Cash Provided By (Used In) Financing Activities	96,665	(39,767)		(21,793)

Effect of exchange rate changes on cash and cash equivalents	(50)	(503)		(494)

Increase (decrease) in cash and cash equivalents	21,559	1,693		(6,003)
Cash and cash equivalents at beginning of year	16,606	14,913		20,916

Cash and Cash Equivalents at End of Year	$38,165	$16,606		$14,913

Supplemental Disclosure Information:
Cash paid during the year for:
Interest (net of amount capitalized)	$49,675	$37,936		$35,234
Income taxes (refunded) paid	$47,128	$(14,867)	$	(4,839)

Supplemental Non-cash Disclosure Information:
Business acquisition, equity consideration (before cost of issuance)	$357,475	--		--

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Pilgrim’s Pride Corporation (referred to herein as "the Company", "we", "us", "our", or similar terms) is the second largest producer of poultry in the U.S. and Mexico and the largest in Puerto Rico. In the U.S., we produce both prepared and fresh chicken and turkey, while in Mexico and Puerto Rico, we produce exclusively fresh chicken. Through vertical integration, we control the breeding, hatching and growing of chickens and the processing and preparation, packaging and sale of our product lines.

Our prepared chicken products include portion-controlled breast fillets, tenderloins and strips, delicatessen products, salads, formed nuggets and patties and bone-in chicken parts. These products are sold either refrigerated or frozen and may be fully cooked, partially cooked or raw. In addition, these products are breaded or non-breaded and either pre-marinated or non-marinated.

The Company also sells fresh chicken products to the foodservice and retail markets. Our fresh chicken products consist of refrigerated (non-frozen) whole or cut-up chicken, either pre-marinated or non-marinated and pre-packaged chicken, which includes various combinations of freshly refrigerated, whole chickens and chicken parts.

Our prepared turkey products include products such as turkey sausages, ground turkey, turkey hams and roasts, ground turkey breast products, salads and flavored turkey burgers. We also have an array of cooked, further processed deli products.

Our fresh turkey includes turkey burgers and fresh and frozen whole birds, as well as semi-boneless whole turkey, which has all bones except the drumsticks removed.

Principles of Consolidation

The consolidated financial statements include the accounts of Pilgrim’s Pride Corporation and its wholly and majority owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.

The Company reports on the basis of a 52/53-week fiscal year, which ends on the Saturday closest to September 30. As a result, 2004 had 53 weeks and, 2003 and 2002 each had 52 weeks.

The financial statements of the Company’s Mexico subsidiaries are remeasured as if the U.S. dollar were the functional currency. Accordingly, assets and liabilities of the Mexico subsidiaries are translated at end-of-period exchange rates, except for non-monetary assets, which are translated at equivalent dollar costs at dates of acquisition using historical rates. Operations are translated at average exchange rates in effect during the period. Foreign exchange gains or losses are separately stated as a component of "Other Expenses (Income)" in the Consolidated Statement of Income.

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

Inventories

Live poultry inventories are stated at the lower of cost or market and breeder hens at the lower of cost, less accumulated amortization, or market. The costs associated with breeder hens are accumulated up to the production stage and amortized over the productive lives using the unit-of-production method. Finished poultry products, feed, eggs and other inventories are stated at the lower of cost (first-in, first-out method) or market. We record valuations and adjustments for our inventory and for estimated obsolescence at or equal to the difference between the cost of inventory and the estimated market value based upon known conditions affecting the inventories obsolescence, including significantly aged products, discontinued product lines, or damaged or obsolete products. We allocate meat costs between our various finished poultry products based on a by-product costing technique that reduces the cost of the whole bird by estimated yields and amounts to be recovered for certain by-product parts, primarily including leg quarters, wings, tenders and offal, which are carried in inventory at the estimated recovery amounts, with the remaining amount being reflected as our breast meat cost. Generally, the company performs an evaluation of whether any lower of cost or market adjustments are required based on a number of factors, including: (i) pools of related inventory, (ii) product age, condition and continuation or discontinuation, (iii) estimated market selling prices and (iv) expected distribution channels. If actual market conditions or other factors are less favorable than those projected by management, additional inventory adjustments may be required.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of these assets. Depreciation expense was $110.0 million, $72.7 million and $69.6 million in 2004, 2003 and 2002, respectively. Estimated useful lives for building, machinery and equipment are 5 years to 33 years and for automobiles and trucks is 3 years to 10 years.

In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (SFAS 144), the Company records impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. The impairment charge is determined based upon the amount the net book value of the assets exceeds their fair market value. In making these determinations, the Company utilizes certain assumptions, including, but not limited to: (i) future cash flows estimates expected to be generated by these assets, which are based on additional assumptions such as asset utilization, remaining length of service and estimated salvage values (ii) estimated fair market value of the assets and (iii) determinations with respect to the lowest level of cash flows relevant to the respective impairment test, generally groupings of related operational facilities.

Contingent Liabilities

The Company is subject to lawsuits, investigations and other claims related to wage and hour/labor, securities, environmental, product and other matters, and is required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is made when losses are determined to be probable and after considerable analysis of each individual issue. These reserves may change in the future due to changes in the Company’s assumptions, the effectiveness of strategies, or other factors beyond the Company’s control.

Accrued Self Insurance

Insurance expense for casualty claims and employee-related health care benefits are estimated using historical and current experience and actuarial estimates. Stop-loss coverage is maintained with third party insurers to limit the Company’s total exposure. Certain categories of claim liabilities are actuarially determined. The assumption used to arrive at periodic expenses is reviewed regularly by management. However, actual expenses could differ from these estimates and could result in adjustments to be recognized.

Product Recall Accounting

The Company has a separate insurance contract for product recall coverage with an insurance company that specifically provides for reimbursement of direct recall related expenses, product restoration expenses and loss of business income. The Company recorded receivables related to direct recall related expense, specifically related to the write-off of inventory, third party shipping and freight costs, payments made for outside labor, internal hourly labor, third party warehouse storage costs and payments to customers. The Company recorded amounts as receivable for only the readily, objectively determinable amounts of direct product recall costs reimbursable under its insurance policy. The recoveries related to the business interruption and product re-establishment portions of the insurance recoveries are recorded when realized, generally upon collection.

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

Accumulated Other Comprehensive Income

As prescribed by Statement of Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), the Company recognizes all derivatives on the balance sheet at fair value. Derivatives that are not hedges are adjusted to fair value through income. If the derivative is a hedge, changes in the fair value of derivatives are offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. No significant ineffectiveness was recognized in fiscal 2004, 2003 or 2002. The Company evaluates the effectiveness of the risk reduction and correlation criteria based on forecasted future purchases (primarily corn and soybean) and continues to evaluate the effectiveness of the hedge until the transaction is closed.

As of October 2, 2004 and September 27, 2003, accumulated other comprehensive income (loss) consisted exclusively of mark-to-market adjustments on commodity future contracts. Other comprehensive income (loss) for the years ended October 2, 2004 and September 28, 2002 was net of the related tax expense of approximately $0.3 million and $0.7 million.

Net Income per Common Share

Net income per common share is based on the weighted average number of shares of common stock outstanding during the year. The weighted average number of shares outstanding (basic and diluted) included herein were 62,646,692 shares in 2004 and 41,112,679 shares in 2003 and 2002.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE B - BUSINESS ACQUISITION

On November 23, 2003, we completed the purchase of all the outstanding stock of the corporations represented as the ConAgra Foods, Inc. ("ConAgra") chicken division ("ConAgra chicken division"). The acquired business has been included in our results of operations since the date of the acquisition. The acquisition provides us with additional lines of specialty prepared chicken products, well-known brands, well-established distributor relationships and Southeastern U.S. processing facilities. The acquisition also includes the largest distributor of chicken products in Puerto Rico. This allows us to provide customers at every point in the distribution chain with the broadest range of quality value-added chicken products and services available in the market today.

Based on the estimated closing balance sheet delivered prior to closing, and our common stock data through the five days prior to closing, the acquisition was preliminarily valued at approximately $667.7 million. This was funded by (1) $100.0 million of 9 1/4% senior subordinated notes due 2013, issued on November 21, 2003, (2) $100.0 million of 9 5/8% senior unsecured notes due 2011, issued August 18, 2003 at a price of 103.5% of the principal amount thereof, the net proceeds of which were used to pay down existing borrowings under the Company’s revolving/term credit facility pending the closing of the acquisition and as a result at closing the amount was re-borrowed from our revolving/term credit facility, (3) $100.0 million of secured notes sold to an insurance company, which have an interest rate equal to LIBOR plus 2.2075%, $80.0 million of which has a maturity date in 2013 and $20.0 million of which has a maturity date in 2010 and (4) the issuance of 25,443,054 shares of our common stock valued at $14.05 per share, the closing price of our common stock on November 17, 2003, the day on which final stock consideration was determined, less costs associated with the issuance of the equity. In addition, the Company assumed certain long-term debt and paid transaction costs.

The final purchase price was subject to adjustment based on determination of the final adjusted net book value of the assets purchased. On July 28, 2004, the Company reached an agreement with ConAgra on the final purchase price and on July 29, 2004, the Company received payment from ConAgra for $32.5 million (the "Overpayment") plus interest of $1.5 million which was recorded as Interest Income. ConAgra has also reassumed the risk of liability on certain litigation arising prior to the acquisition.

The Company allocated the total purchase price to assets and liabilities based upon their estimated fair values. For property, plant and equipment and intangible assets other than goodwill, for significant acquisitions the Company has historically relied upon the use of third party valuation experts to assist in the estimation of fair values. Historically, the carrying value of acquired accounts receivable, inventory and accounts payable have approximated their fair value as of the date of acquisition, though adjustments are made within purchase price accounting to the extent needed to record such assets and liabilities at fair value. With respect to accrued liabilities, the Company uses all available information to make its best estimate of the fair value of the acquired liabilities and, when necessary, may rely upon the use of third party actuarial experts to assist in the estimation of fair value for certain liabilities, primarily self-insurance accruals.

In connection with the Company’s acquisition of the ConAgra chicken division, the Company assumed liability for certain litigation, claims and assessments related to historical ConAgra chicken divisions operations prior to the acquisition. In allocating the purchase price of the ConAgra chicken division acquisition the fair value of assets and liabilities acquired, the Company, based in part on the advice of legal counsel, made an assessment as to the probability of loss related to acquired litigation and contingencies. With respect to litigation, claims and assessments whereby a probable loss was identified, Company management estimated the range of loss based upon, among other things, factors such as: (i) historical experience, (ii) current status of the litigation, (iii) settlement expectations and discussions, if any, and (iv) specific facts and circumstances with respect to the cases.

Based upon probability assessments and its estimates of the range of losses with respect to acquired litigation and contingencies, the Company recorded a $30.0 million legal accrual as part of its allocation of the ConAgra chicken division purchase price, substantially all of which remains accrued as of October 2, 2004.

Purchase consideration:
(In thousands):
Common stock	$357,475
Long-term debt	300,767
Transaction costs	9,475
Preliminary purchase price	$667,717
Less: Recovery of overpayment	32,500
Final purchase price	$635,217

The following table summarizes the assets acquired and liabilities assumed at the date of acquisition. Intangible assets acquired, which relate primarily to tradenames and customer relationships, are being amortized over fifteen years and are included in "Other Assets."
Purchase price allocation:
(In thousands):

Current assets	$326,390
Property, plant and equipment	523,703
Other assets	27,648
Total assets acquired	877,741

Current liabilities	208,171
Long-term debt	16,000
Deferred taxes	18,353
Total liabilities assumed	$242,524

Total purchase price	$635,217

The following unaudited pro forma financial information has been presented as if the acquisition of the ConAgra chicken division had occurred as of the beginning of each period presented. For the fiscal year ended September 27, 2003, the ConAgra chicken division information has been included with a one-month lag to the Pilgrim’s Pride reporting period in order to maintain their existing quarterly period.

Pro Forma Financial Information:
	Fiscal Year Ended
In thousands except for share and per share data	October 2, 2004 (53 Weeks)	September 27, 2003 (52 Weeks)

Net sales	$5,824,515	$4,968,356
Depreciation and amortization	$120,833	$116,854
Operating income	$290,827	$60,572
Interest expense, net	$56,500	$70,813
Income before taxes	$231,852	$28,874
Net Income	$142,798	$34,731
Net income per common share	$2.15	$0.52
Weighted average shares outstanding	66,555,733	66,555,733

NOTE C - RESTRUCTURING CHARGES AND NON-RECURRING RECOVERIES

On April 26, 2004, the Company announced a plan to restructure its turkey division. The Company immediately placed the facility and related property and equipment for sale. In accordance with Statement of Financial Accounting Standards No. 144 (SFAS 144), as of the announcement date the Company classified these facilities as held for sale on its balance sheet The Company sold the facilities in the fourth quarter of fiscal 2004 and recorded in cost of sales - restructuring charges of approximately $64.2 million including a non-cash asset impairment charge of $45.4 million representing the difference between the net sales price and the net book value of the facility and related property and equipment along with approximately $18.8 million in related charges, primarily inventory losses on discontinued products sold in fiscal 2004. The Company also recorded exit and severance cost in connection with the restructuring of $7.9 million, of this amount all but $3.8 million was paid during fiscal 2004.

Non-recurring recoveries, which is a component of gross profit and operating income, include insurance recoveries under the business interruption and product re-establishment portion of its insurance policy related to the October 2002 recall of $23.8 million, which was recorded in the fourth quarter of fiscal 2004 when such amounts were collected from the insurance carrier. Non-recurring recoveries also include reimbursements received from the U.S. federal government under a relief plan related to the avian influenza outbreak in the Commonwealth of Virginia on March 12, 2002 and proceeds received from litigation initiated by the Company in antitrust lawsuits alleging a world-wide conspiracy to control production capacity and raise prices of vitamins and methionine. Proceeds received by the Company as successor to WLR Foods in connection with the lawsuits described above are recorded as Other Expense (Income): Miscellaneous, Net.

The following table presents the detail of restructuring charges and non-recurring recoveries and other related items in each period (in millions):

	Fiscal Year Ended
	October 2, 2004
	Cost of sales- restructuring	Non-recurring Recoveries	Other Restructuring Charges	Miscellaneous Net	Total
Insurance recovery	$--	$(23.8)	$--	$--	$(23.8)
Avian Influenza	--	--	--	--	--
Vitamin	--	(0.1)	--	(0.9)	(1.0)
Methionine	--	--	--	--	--
Restructuring and Related charges	64.2	--	7.9	--	72.1
Total	$64.2	$(23.9)	$7.9	$(0.9)	$47.3

	Fiscal Year Ended
	September 27, 2003
	Non-recurring Recoveries	Miscellaneous Net	Total
Avian Influenza	$(26.6)	$--	$(26.6)
Vitamin	(1.6)	(23.5)	(25.1)
Methionine	(18.3)	(12.5)	(30.8)
Total	$(46.5)	$(36.0)	$(82.5)

	Fiscal Year Ended
	September 28, 2002
	Non-recurring Recoveries	Miscellaneous Net	Total
Vitamin	$0.8	$4.3	$5.1

NOTE D - ACCOUNTS RECEIVABLE

We maintain a Receivables Purchase Agreement under which we can sell on a revolving basis up to $125.0 million of certain trade receivables (the "Pooled Receivables") to a special purpose corporation wholly owned by us, which in turn sells a percentage ownership interest to third parties. This facility matures in June 2008. At October 2, 2004 there were no Pooled Receivables sold and at September 27, 2003, an interest in these Pooled Receivables of $58.5 million had been sold to third parties and was reflected as a reduction to accounts receivable. The gross proceeds resulting from the sale of Pooled Receivables are included in cash flows from operating activities in the Consolidated Statements of Cash Flows. Losses on these sales were immaterial. At October 2, 2004, the full amount of the facility is available.

With the exception of one customer that accounts for approximately 11% of accounts receivable at October 2, 2004, the Company does not believe it has significant concentrations of credit risk in its accounts receivable, which are generally unsecured. Credit evaluations are performed on all significant customers and updated as circumstances dictate.

NOTE E - INVENTORIES

Inventories consist of the following:
	October 2,	September 27,
(In thousands)	2004	2003
Chicken:
Live chicken and hens	$207,129	$102,796
Feed, eggs and other	118,939	70,245
Finished chicken products	218,563	83,264
	544,631	256,305
Turkey:
Live turkey and hens	8,306	30,505
Feed, eggs and other	6,017	12,405
Finished turkey products	51,043	41,666
	65,366	84,576
Total Inventories	$609,997	$340,881

NOTE F - NOTES PAYABLE AND LONG-TERM DEBT

The following table presents our long-term debt as of October 2, 2004 and September 27, 2003 (in thousands):

	Final Maturity	October 2, 2004	September 27, 2003

Senior unsecured notes, interest at 9 5/8%	2011	$303,019	$303,500
Senior subordinated unsecured notes, interest at 9 1/4%	2013	100,000	--
Note payable to an insurance company at 6.68%	2012	55,899	58,512
Notes payable to an insurance company at LIBOR plus 2.2075%	2013	68,000	--
Revolving term/credit facility - 10 year tranche at LIBOR plus 1.75%, payable monthly	2010	--	39,188
Revolving term/credit facility - 7 year tranche at LIBOR plus 1.50%, payable monthly	2007	--	15,813
Other	Various	17,376	1,632
		544,294	418,645
Less current maturities		(8,428)	(2,680)
Total		$535,866	$415,965

As of October 2, 2004, we had $180.0 million in revolving credit facilities, $30.0 million of which relates to our Mexico operations, and $500.0 million in a secured revolving/term borrowing facility. Borrowings under the revolving/term borrowing facility are available on a revolving basis until April 7, 2008 at which time the outstanding borrowings will be converted to a term loan. Approximately one-half of the converted term loan principal balance outstanding as of April 7, 2008 will be payable in quarterly installments through August 31, 2011 with all remaining principal and interest due on August 31, 2011. The $500.0 million revolving/term borrowing facility provides for interest rates ranging from LIBOR plus one percent to LIBOR plus two and five-eighths percent depending upon our total debt to capitalization ratio. There were no borrowings under the revolving/term borrowing facility at October 2, 2004. As a result of borrowing base restrictions, $417.1 million was available under the revolving/term borrowing facility for borrowings at October 2, 2004. The facility is secured by certain fixed assets. As of November 3, 2004, our availability under the revolving/term borrowing facility increased to $500.0 million due to the inclusion of additional collateral. Additionally, as of October 29, 2004, we added an $18.0 million revolving facility that was converted from a term facility during fiscal 2004. The $150.0 million domestic revolving credit facility provides for interest rates ranging from LIBOR plus seven-eighths percent to LIBOR plus two and three-eighths percent depending upon our total debt to capitalization ratio. The $150.0 million domestic revolving credit facility, $105.5 million of which was available for borrowings at October 2, 2004, is secured by domestic chicken inventories. The $30.0 million facility in Mexico is fully available as of October 2, 2004, matures on December 7, 2004,  and is secured by the accounts receivable, inventories and certain fixed assets of the Company's Mexico operations.. Borrowings against these facilities are subject to the availability of eligible collateral and no material adverse change provisions.

In November 2003, the Company borrowed approximately $299.5 million in additional long-term debt to fund the closing of the ConAgra chicken division acquisition. The specific borrowings are discussed in Note B and consisted of a combination of subordinated debt, senior notes and asset based borrowings, a significant portion of which was repaid during fiscal 2004.

Annual maturities of long-term debt for the five years subsequent to October 2, 2004 are: 2005 -- $8.4 million; 2006 -- $8.6 million; 2007 -- $8.8 million; 2008 -- $9.1 million; and 2009 -- $9.3 million.

On June 29, 1999, the Camp County Industrial Development Corporation issued $25.0 million of variable-rate environmental facilities revenue bonds supported by letters of credit obtained by us. We may draw from these proceeds over the construction period for new sewage and solid waste disposal facilities at a poultry by-products plant to be built in Camp County, Texas. We are not required to borrow the full amount of the proceeds from these revenue bonds. All amounts borrowed from these funds will be due in 2029. The revenue bonds are supported by letters of credit obtained by us under our available revolving credit facilities which are secured by our domestic chicken inventories. The bonds will be recorded as debt of the Company if and when they are spent to fund construction.

The Company is required, by certain provisions of its debt agreements, to maintain levels of working capital and net worth, to limit dividends to a maximum of $6.5 million per year, and to maintain various fixed charge, leverage, current and debt-to-equity ratios. Substantially all of the Company’s domestic property, plant and equipment, except those in its turkey segment, are pledged as collateral on its long-term debt and credit facilities. The Mexico credit facility is secured by accounts receivable, inventories and certain fixed assets.

Total interest was $57.6 million, $41.8 million and $40.4 million in 2004, 2003 and 2002, respectively. Interest related to new construction capitalized in 2004, 2003 and 2002 was $1.7 million, $1.5 million and $6.0 million, respectively.

The fair value of long-term debt, at October 2, 2004 and September 27, 2003, based upon quoted market prices for the same or similar issues where available or by using discounted cash flow analysis, was approximately $577.1 million and $442.9 million, respectively.

NOTE G - INCOME TAXES

Income before income taxes after allocation of certain expenses to foreign operations for 2004, 2003 and 2002 was $218.7 million, $53.4 million and ($7.3) million, respectively, for U.S. operations and ($10.2) million, $9.5 million and $9.2 million, respectively, for foreign operations. The provisions for income taxes are based on pre-tax financial statement income.

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

In fiscal 2002, we had established valuation allowances on certain net operating losses attributable to certain of our Mexican operations, which under the Mexican tax laws are taxed on an individual entity basis. Certain of the Mexican entities did not have sufficient earnings to enable them to realize the full value of their net operating losses, while others had strong historical earnings records. In early fiscal 2003, we executed a strategy to mitigate the amount of net operating losses that would expire unutilized. The primary action taken was the reorganization of the Mexican parent company (which had the majority of the operating losses for which the valuation allowance had been established) as a distribution operation, which resulted in a significant increase in its profitability in 2003. Based on this reorganization, including current and forecasted profitability, we concluded in the fourth quarter of fiscal 2003 that it is more likely than not that the net operating losses of the Mexican parent will be fully realized. As a result, we reversed a valuation allowance of $16.9 million based on the indexed portion of the net operating losses that are now expected to be recovered, which was treated as a reduction to income tax expense.

As disclosed elsewhere, in fiscal 2004 we acquired the stock of the poultry division of ConAgra Foods, Inc. The purchase was treated as an asset acquisition for tax purposes under Section 338(h)(10) of the Internal Revenue Code. Deferred taxes have been established as part of the purchase accounting for the ConAgra acquisition.

The components of income tax expense (benefit) are set forth below:

(In thousands)	2004	2003	2002
Current:
Federal	$71,144	$8,431	($11,570)
Foreign	2,092	3,989	1,712
State and other	3,664	348	(756)
Total current	76,900	12,768	(10,614)
Deferred	3,295	11,366	(1,811)
Change in valuation allowance	--	(16,935)	--
	$80,195	$7,199	($ 12,425)

The following is reconciliation between the statutory U.S. federal income tax rate and the Company’s effective income tax rate:

	2004	2003	2002
Federal income tax rate	35.0%	35.0%	35.0%
State tax rate, net	2.1	1.7	(16.6)
Difference in U.S. statutory tax rate and foreign country effective tax rate	5.9	(1.7)	(42.6)
Change in Mexico Tax Law	--	--	(626.3)
Currency related differences	(4.2)	3.1	--
Change in valuation allowance	--	(26.9)	--
Other	(0.3)	0.3	--
Total	38.5%	11.5%	(650.5)%

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax liabilities and assets are as follows:

(In thousands)	2004	2003

Deferred tax liabilities
Property and equipment	$132,061	$114,329
Inventories	52,538	33,816
Prior use of cash accounting	21,813	23,554
Acquisition related items	17,436	--
Other	25,998	8,923
Total deferred tax liabilities	249,846	180,622
Deferred tax assets:
Net operating losses	37,483	43,270
Expenses deductible in different years	67,232	13,869
Total deferred tax asset	104,715	57,139
Valuation allowance	747	747
Net deferred tax liabilities	$145,878	$124,230

The Company has not provided any deferred income taxes on the undistributed earnings of its Mexico subsidiaries based upon its determination that such earnings will be indefinitely reinvested. As of October 2, 2004, the cumulative undistributed earnings of these subsidiaries were approximately $230.0 million. If such earnings were not considered indefinitely reinvested, deferred U.S. income taxes would have been provided, after consideration of estimated foreign tax credits. However, determination of the amount of deferred U.S. income taxes is not practical.

The Mexican tax operating loss carryforwards expire in the years ranging from 2008 through 2012.

NOTE H - COMMON STOCK

Prior to November 23, 2003, the Company had two classes of authorized common stock, Class A common stock and Class B common stock. The shares had substantially the same rights, powers and limitations, except that each share of Class B common stock entitled the holder thereof to 20 votes per share, except as otherwise provided by law, on any matter submitted for a stockholder vote, while each share of Class A common stock entitled the holder thereof to one vote per share on any such matter.

The Company’s stockholders adopted, at a special meeting of stockholders on November 20, 2003, a proposal to amend our certificate of incorporation to reclassify our Class A common stock and Class B common stock into a single class of common stock.

After the New York Stock Exchange closed on November 21, 2003, each share of Class A common stock and each share of Class B common stock was reclassified into one share of new common stock. The new common stock is our only class of authorized common stock. Following the reclassification, the Class A common stock and Class B common stock were no longer listed on the New York Stock Exchange. The new common stock is listed on the New York Stock Exchange under the symbol "PPC" and registered under the Securities Exchange Act of 1934. There were 13,794,529 shares of Class A common stock and 27,589,250 shares of Class B common stock outstanding prior to the reclassification. Immediately after giving effect to the reclassification, there were 41,383,779 shares of our new common stock outstanding, all of which were held by our then current stockholders.

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

As of October 2, 2004, we estimate that approximately 28 million shares of our common stock carry 20 votes per share, of which 25.4 million shares are beneficially owned by our Chairman, Lonnie "Bo" Pilgrim, or certain related entities.

NOTE I - SAVINGS PLAN

The Company maintains three retirement plans. A Section 401(k) Salary Deferral Plan called the Pilgrim’s Pride Retirement Savings Plan (the "RS Plan") which is maintained for certain eligible U.S. employees. Under the RS Plan, eligible U.S. employees may voluntarily contribute a percentage of their compensation and there are various Company matching provisions.

The Company also established this year and maintains certain other employee benefit plans covering individual locations or work groups.

Under all of our plans, the Company’s expenses were $12.2 million, $3.4 million and $2.3 million in fiscal 2004, 2003 and 2002, respectively.

NOTE J - RELATED PARTY TRANSACTIONS

Lonnie "Bo" Pilgrim, the Chairman and, through certain related entities, the major stockholder of the Company (collectively, the "major stockholder") owns an egg laying and a chicken growing operation. In addition, at certain times during the year the major stockholder purchases from the Company live chickens and hens and certain feed inventories during the grow-out process and then contracts with the Company to resell the birds at maturity, determined on a market based formula price subject to a ceiling price calculated at his cost plus 2%. During the years ended October 2, 2004, September 27, 2003 and September 28, 2002 the formula resulted in a net operating profit (loss) to the major stockholder of $1,050,000, $348,000 and ($428,000), respectively on gross amounts paid by the Company to the major stockholder as described below under "Live chicken purchases from the major stockholder."

Transactions with the major stockholders or related entities are summarized as follows:

(In thousands)	2004	2003	2002
Lease payment on commercial egg property to major stockholder	$750	$750	$750
Chick, feed and other sales to major stockholder	$53,481	$48,130	$44,857
Live chicken purchases from major stockholder	$54,878	$48,722	$44,429
Loan guaranty fees	$2,634	$3,236	$2,615
Lease payments on airplane	$396	$396	$396

The Company leases a commercial egg property including all of the ongoing costs of the operation from the Company’s major stockholder. The lease term runs for ten years with a monthly lease payment of $62,500.

The Company pays fees to the Company’s major stockholder in return for the major stockholder’s personal guarantee on certain debt obligations of the Company.

The Company leases an airplane from its major stockholder under an operating lease agreement that is renewable annually. The terms of the lease agreement require monthly payments of $33,000 plus operating expenses. Lease expense was $396,000 for each of the years 2004, 2003 and 2002. Operating expenses were $190,560, $260,185 and $212,520 in 2004, 2003 and 2002, respectively.

The Company maintains depository accounts with a financial institution in which the Company’s major stockholder is also a major stockholder. Fees paid to this bank in 2004, 2003 and 2002 are insignificant, and as of October 2, 2004 the Company had bank balances at this financial institution of approximately $9.2 million.

The major stockholder has deposited $0.3 million with the Company as an advance on miscellaneous expenditures.

A son of the major stockholder sold commodity feed products and a limited amount of other services to the Company aggregating approximately $0.4 million in fiscal 2004.

The Company has entered into chicken grower contracts involving farms owned by certain of its other officers and directors, providing the placement of Company-owned flocks on their farms during the grow-out phase of production. These contracts are on terms substantially the same as contracts entered into by the Company with unaffiliated parties and can be terminated by either party upon completion of the grow-out of each flock. The aggregate amounts paid by the Company to these officers and directors under these grower contracts during each of the fiscal years 2004, 2003 and 2002 were less than $1 million in total.

NOTE K- COMMITMENTS and CONTINGENCIES

The Consolidated Statements of Income include rental expense for operating leases of approximately $33.1 million, $27.9 million and $28.1 million in 2004, 2003 and 2002, respectively. The Company’s future minimum lease commitments under non-cancelable operating leases are as follows: 2005 -- $30.4 million; 2006 -- $25.0 million; 2007 -- $20.8 million; 2008 -- $13.9 million; 2009 -- $9.3 million and thereafter $10.5 million.

At October 2, 2004, the Company had $33.6 million in letters of credit outstanding relating to normal business transactions.

In October 2002, a limited number of USDA environmental samples from our Franconia, Pennsylvania plant tested positive for Listeria. As a result, we voluntarily recalled all cooked deli products produced at the plant from May 1, 2002 through October 11, 2002. No illnesses associated with the Listeria strain in a Northeastern outbreak have been linked to any of our products and none of our products have tested positive for the outbreak strain. However, in connection with this recall, we have been named as a defendant in twelve lawsuits brought by individuals generally alleging injuries resulting from contracting Listeria monocytogenes. We believe that we have meritorious defenses to these claims and intend to assert vigorous defenses to the litigation. After considering our available insurance coverage, we do not expect these cases to have a material impact on our financial position, operations or liquidity.

The Company is subject to various other legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

We are a party to many routine contracts in which we provide general indemnities in the normal course of business to third parties for various risks. Among other considerations,we have not recorded a liability for any of these indemnities as based upon the likelihood of payment, the fair value of such indemnities is immaterial.

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

The Company also maintains operating leases for various types of equipment, some of which contain residual value guarantees for the market value of assets at the end of the term of the lease. The terms of the lease maturities range from one to seven years.  The maximum potential amount of the residual value guarantees is estimated to be approximately $19.3 million; however, the actual amount would be offset by any recoverable amount based on the fair market value of the underlying leased assets. No liability has been recorded related to this contingency as the likelihood of payments under these guarantees is not considered to be probable and the fair value of such guarantees is immaterial. The Company historically has not experienced significant payments under similar residual guarantees.

NOTE L - FINANCIAL INSTRUMENTS

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

At October 2, 2004, the Company held the following commodity contracts consisting of delivery contracts settling between October 2004 and December 2005. The following table provides information about the Company’s financial instruments that are sensitive to changes in commodity prices:

Dollars in thousands, except per unit contract/strike prices and notional amounts
	Units	Notional Amount	Weighted Average Contract/Strike Price	Fair Value (Loss)Gain
Hedging Position:
Long positions in corn	Bushels	3,010,000	$2.36	($436)

Long positions in
Soybean Meal	Tons	7,100	$190.85	($153)

NOTE M - BUSINESS SEGMENTS

We operate in two reportable business segments as (1) a producer of chicken and other products and (2) a producer of turkey products.

Our chicken and other products segment primarily includes sales of chicken products and by-products we produce and purchase for resale in the U.S., including Puerto Rico and Mexico. This segment also includes the sale of table eggs, feed and certain other items. Our chicken and other products segment conducts separate operations in the U.S. and in Puerto Rico and in Mexico and is reported as two separate geographical areas. Substantially all of the assets and operations of the recently acquired ConAgra chicken division are included in our U.S. chicken and other products segment since the date of acquisition

Our turkey segment includes sales of turkey products produced in our turkey operations, which operate exclusively in the U.S.

Inter-area sales and inter-segment sales, which are not material, are accounted for at prices comparable to normal trade customer sales. Corporate expenses are allocated to Mexico based upon various apportionment methods for specific expenditures incurred related thereto with the remaining amounts allocated to the U.S. portions of the segments based on number of employees.

Non-recurring recoveries, representing settlements for vitamin and methionine litigation covering several periods as well as federal compensation for avian influenza, have not been allocated to any segment because the proper allocation cannot be readily determined.

The following table presents certain information regarding our segments:

	Fiscal Year Ended
	October 2, 2004(a)	September 27, 2003	September 28, 2002
	(In thousands)
Net Sales to Customers:
Chicken and Other Products:
United States	$4,691,797	$1,945,596	$1,842,749
Mexico	385,674	368,071	342,851
Sub-total	5,077,471	2,313,667	2,185,600
Turkey	286,252	305,678	348,118
Total	$5,363,723	$2,619,345	$2,533,718
Operating Income:
Chicken and Other Products:
United States	$389,478	$74,807	$31,907
Mexico	(3,586)	16,319	17,064
Sub-total	385,892	91,126	48,971
Turkey(b)	(120,654)	(73,992)	(19,823)
Sub-total	265,238	17,134	29,148
Non-recurring recoveries(c)	76	46,479	756
Total	$265,314	$63,613	$29,904
Depreciation and Amortization:(d)
Chicken and Other Products:
United States	$94,540	$54,150	$47,528
Mexico	12,361	12,116	13,526
Sub-total	106,901	66,266	61,054
Turkey	6,887	7,921	9,919
Total	$113,788	$74,187	$70,973
Total Assets:
Chicken and Other Products:
United States	$1,847,141	$800,605	$775,395
Mexico	276,685	263,530	241,919
Sub-total	2,123,826	1,064,135	1,017,314
Turkey	122,163	193,349	210,576
Total	$2,245,989	$1,257,484	$1,227,890
Capital Expenditures:
Chicken and Other Products
United States	$62,828	$38,774	$65,775
Mexico	8,663	9,218	7,934
Sub-total	71,491	47,992	73,709
Turkey	8,151	5,582	6,679
Total	$79,642	$53,574	$80,388

(a)
The Company acquired the ConAgra chicken division on November 23, 2003 for $635.2 million. The acquisition has been accounted for as a purchase and the results of operations for this acquisition have been included in our consolidated results of operations since the acquisition date.

(b)
Included in fiscal 2004 are the restructuring charges totaling $72.1 million offset somewhat by the non-recurring recovery of $23.8 million representing the gain recognized on the insurance proceeds received in connection with the October 2002 recall.

(c)	Non-recurring recoveries which have not been allocated to the individual segments are as follows (in millions):

	October 2, 2004	September 27, 2003	September 28, 2002

Avian influenza	$--	$26.6	$--
Vitamin	0.1	1.6	0.8
Methionine	--	18.3	--

Total	$.0.1	$46.5	$0.8

(d)	Includes amortization of capitalized financing costs of approximately $2.0 million, $1.5 million and $1.4 million in fiscal years 2004, 2003 and 2002, respectively.

There were no customers representing 10% or more of net sales in fiscal 2004, 2003 and 2002.

As of October 2, 2004, the Company had net assets in Mexico of $276.7 million.

NOTE N - QUARTERLY RESULTS (UNAUDITED)

(In thousands, except per share data)	Year ended October 2, 2004
	First	Second	Third	Fourth	Fiscal
	Quarter(a)	Quarter(a)	Quarter(a)(b)	Quarter(a)(b) (c)	Year

Net sales	$1,044,367	$1,384,908	$1,447,995	$1,486.454	$5,363,723
Gross profit	77,040	112,982	114,947	205,132	510,101
Operating income	30,808	61,511	37,117	135,878	265,314
Net income	10,286	32,951	9,814	75,289	128,340
Per Share:
Net income	0.20	0.50	0.15	1.13	2.05
Cash dividends	0.015	0.015	0.015	0.015	0.06

(In thousands, except per share data)	Year ended September 27, 2003
	First	Second	Third	Fourth	Fiscal
	Quarter(d)	Quarter(d)	Quarter(d)	Quarter(d) (e)	Year

Net sales	$627,405	$630,592	$651,877	$709,471	$2,619,345
Gross profit	42,386	36,986	61,248	59,863	200,483
Operating income (loss)	10,341	1,410	26,140	25,722	63,613
Net income (loss)	2,756	10,765	17,441	25,074	56,036
Per Share:
Net income (loss)	0.07	0.26	0.42	0.61	1.36
Cash dividends	0.015	0.015	0.015	0.015	0.06

(a)	Certain amounts have been reclassified from selling, general and administrative to cost of sales for each of the first three quarters of fiscal 2004.

(b)
Included in gross profit and operating income for the third and fourth quarters of fiscal 2004 are turkey restructuring charges of $56.0 million and $8.2 million, respectively. Included in operating income for the third quarter of fiscal 2004 are other restructuring charges of $7.9 million. See Note C to the Consolidated Financial Statements.

(c)
Operating income includes a non-recurring recovery of $23.8 million attributable to recoveries under a business interruption insurance policy related to the October 2002 recall. See Note C to the Consolidated Financial Statements.

(d)
Gross profit includes recoveries related to vitamin, methionine and avian influenza settlements of $14.5 million, $11.2 million, $10.3 million and $10.5 million for each of the four quarters of fiscal 2003, respectively. Net income includes recoveries related to vitamin, methionine and avian influenza settlements in the amounts of $1.3 million, $26.6 million, $7.4 million and $0.7 million for each of the four quarters of fiscal 2003, respectively. See Note C to the Consolidated Financial Statements.

(e)
Includes a tax benefit of $16.9 million, which reflects the release of the prior year valuation allowance during fiscal 2003, primarily to reflect the benefit of the net operating loss carryforwards for Mexican tax purposes. See Note G to the Consolidated Financial Statements.

PILGRIM'S PRIDE CORPORATION

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

Col. A	Col. B	Col. C		Col. D	Col. E
		ADDITIONS
			Charged to
	Balance at	Charged to	Other		Balance at
DESCRIPTION	Beginning	Costs	Accounts-	Deductions	end
	of Period	and Expenses	Describe(1)	Describe(2)	of Period

Year ended October 2, 2004:
Reserves and allowances deducted
from asset accounts:
Allowance for doubtful accounts	$1,184,199	$717,213	$2,735,275	$2,917,475	$1,719,213

Year ended September 27, 2003:
Reserves and allowances deducted
from asset accounts:
Allowance for doubtful accounts	$2,344,000	$87,543	$--	$1,247,344	$1,184,199

Year ended September 28, 2002:
Reserves and allowances deducted
from asset accounts:
Allowance for doubtful accounts	$3,961,000	$(506,000)	$--	$1,111,000	$2,344,000

(1) Balance of allowance for doubtful accounts established for accounts receivable acquired from ConAgra.
(2) Uncollectible accounts written off, net of recoveries.