Form 10-K/A
period 2004-10-02
PILGRIMS PRIDE CORP
filed 2004-12-06
CIK 802481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
____________________

FORM 10-K/A
AMENDMENT NO. 1
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

EXPLANATORY NOTE REGARDING THIS AMENDMENT TO FORM 10-K

To correct an error that arose in the process of Edgarizing the registrant's Annual Report on Form 10-K for the fiscal year ended October 2, 2004 as filed by the registrant on November 24, 2004 (the "Original 10-K") and to expand disclosure regarding the restructuring of the registrant's turkey operations, the registrant is filing this Amendment No. 1 to the Original 10-K (the "Amendment"). The only differences between the Original 10-K and the Amendment with respect to Items 7, 1 and 15 are as follows: (i) the table relating to Gross Profit in the section entitled "Fiscal 2003 Compared to Fiscal 2002" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of the Original 10-K has been revised, as in the process of Edgarizing the Original 10-K, this table was inadvertently replaced with a duplicate of the table for Operating Income set forth immediately below it, (ii) an expansion of our disclosure regarding the restructuring of the registrant's turkey operations under the caption "Restructuring of Turkey Operations" in Item 1. Business and the caption "Results of Operations" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and (iii) the list of exhibits has been revised to reflect that the exhibits filed as part of the Original 10-K have previously been filed and to include the updated certifications pursuant to Section 302 of the Sarbanes-Oxley Act. Other than these revisions, no other changes are made by this Amendment and all other information included in the Original 10-K is unchanged.

In order to preserve the nature and character of the disclosures as originally filed, except as specifically discussed in this Amendment, no attempt has been made to modify or update such disclosures for events which occurred subsequent to the original filing on November 24, 2004. Accordingly, this Amendment should be read in conjunction with the Company's subsequent filings with the Securities and Exchange Commission.

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

Since our announcement of the planned restructuring of our turkey business, and subsequent sale of our Hinton, Virginia operations, we have periodically received indications of interest from various third parties in purchasing all or a portion of our remaining turkey operations. While no decisions have been made regarding whether to sell our remaining turkey operations or the terms on which we would be willing to sell these operations, we evaluate indications of interest on a case-by-case basis as they arise.

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

PART II

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

54 DALDMS/513846.2

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

Since our announcement of the planned restructuring of our turkey business, and subsequent sale of our Hinton, Virginia operations, we have periodically received indications of interest from various third parties in purchasing all or a portion of our remaining turkey operations. While no decisions have been made regarding whether to sell our remaining turkey operations or the terms on which we would be willing to sell these operations, we evaluate indications of interest on a case-by-case basis as they arise.

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

Operating Income. Operating income for fiscal 2004 compared to fiscal 2003 increased $201.7 million, or 317.1%, as described in the following table (in millions):

	Fiscal Year Ended			Percentage	Percentage
	October 2,	Change from	Percentage	of Net Sales	of Net Sales
Components	2004	Fiscal 2003	Change	Fiscal 2004	Fiscal 2003

Gross profit	$510.1	$309.6	154.4%	9.5%	7.7%
Selling, general and administrative expense	236.9	100.0	73.0%	4.5	5.2	(a)
Other restructuring charges	7.9	7.9	--	0.1	--	(b)

Operating income	$265.3	$201.7	317.1%	4.9%	2.4%	(c)

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

The following table provides gross profit information (in millions):

	Fiscal Year Ended			Percentage	Percentage
	September 27,	Change from	Percentage	of Net Sales	of Net Sales
Components	2003	Fiscal 2002	Change	Fiscal 2003	Fiscal 2002

Net sales	$2,619.3	$85.6	3.4%	100.0%	100.0%
Cost of sales	2,465.3	96.0	4.1%	94.1	93.5	(a)
Non-recurring recoveries	(46.5)	(45.7)	5,712.5%	(1.8)	--	(b)

Gross profit	$200.5	$35.3	21.4%	7.7%	6.5%	(c)

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

2.2	Agreement and Plan of Merger dated September 27, 2000 (incorporated by reference from Exhibit 2 of WLR Foods, Inc.’s Current Report on Form 8-K (No. 000-17060) dated September 28, 2000).

3.1	Certificate of Incorporation of the Company, as amended (previously filed).

3.2	Amended and Restated Corporate Bylaws of the Company (incorporated by reference from Exhibit 4.4 of the Company’s Registration Statement on Form S-8 (No. 333-111929) filed on January 15, 2004).

4.1	Certificate of Incorporation of the Company, as amended (included as Exhibit 3.1).

4.2	Amended and Restated Corporate Bylaws of the Company (included as Exhibit 3.2).

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

12	Ratio of Earnings to Fixed Charges for the years ended October 2, 2004, September 27, 2003, September 28, 2002, September 29, 2001 and September 30, 2000 (previously filed).

21	Subsidiaries of Registrant (previously filed).

23	Consent of Ernst & Young LLP (previously filed).

31.1	Certification of Co-Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Co-Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Co-Principal Executive Officer of Pilgrim's Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously filed).

32.2	Certification of Co-Principal Executive Officer of Pilgrim's Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously filed).

32.3	Certification of Chief Financial Officer of Pilgrim's Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously filed).

*Filed herewith
…Represents a management contract or compensation plan arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 6th day of December 2004.

PILGRIM’S PRIDE CORPORATION

By:	/s/ Richard A. Cogdill
Richard A. Cogdill
Chief Financial Officer