Form 10-Q
period 2005-01-01
PILGRIMS PRIDE CORP
filed 2005-01-28
CIK 802481

 UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 2005

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

Number of shares outstanding of the issuer’s common stock, as of  January 27, 2005, was 66,555,733.

INDEX PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
Consolidated balance sheets January 1, 2005 and October 2, 2004
Consolidated income statements Three months ended January 1, 2005 and January 3, 2004
Consolidated statements of cash flows Three months ended January 1, 2005 and January 3, 2004
Notes to consolidated financial statements as of January 1, 2005
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Item 4.	Controls and Procedures

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings
Item 6.	Exhibits

SIGNATURES
EXHIBIT INDEX

Index

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Pilgrim's Pride Corporation
Consolidated Balance Sheets
(Unaudited)
	January 1, 2005	October 2, 2004
	(In thousands, except share and per share data)
Assets
Current Assets:
Cash and cash equivalents	$171,098	$38,165
Trade accounts and other receivables, less allowance for doubtful accounts	276,043	324,187
Inventories	558,049	609,997
Current deferred income taxes	6,577	6,577
Other current assets	47,789	38,302
Total Current Assets	1,059,556	1,017,228

Other Assets	50,323	50,086
Property, Plant and Equipment:
Land	52,385	52,980
Buildings, machinery and equipment	1,578,560	1,558,536
Autos and trucks	55,611	55,693
Construction-in-progress	49,682	29,086
	1,736,238	1,696,295
Less accumulated depreciation	(566,281)	(517,620)
	1,169,957	1,178,675
	$2,279,836	$2,245,989
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$255,954	$314,565
Accrued expenses	318,616	256,064
Income taxes payable	46,198	54,445
Current maturities of long-term debt	8,454	8,428
Total Current Liabilities	629,222	633,502

Long-Term Debt, Less Current Maturities	525,602	535,866
Deferred Income Taxes	153,286	152,455
Minority Interest in Subsidiary	1,304	1,210
Commitments and Contingencies	--	--

Stockholders’ Equity:
Preferred stock, $.01 par value, 5,000,000 authorized shares; none issued	--	--
Common stock - $.01 par value, 160,000,000 authorized shares; 66,826,833 issued	668	668
Additional paid-in capital	431,662	431,662
Retained earnings	540,052	492,542
Accumulated other comprehensive loss	(392)	(348)
Less treasury stock, 271,100 shares	(1,568)	(1,568)
Total Stockholders’ Equity	970,422	922,956
	$2,279,836	$2,245,989

See notes to consolidated financial statements

Index

Pilgrim’s Pride Corporation and Subsidiaries Consolidated Income Statements (Unaudited)

	Three Months Ended
	January 1, 2005 (13 Weeks)	January 3, 2004 (14 Weeks)
	(in thousands, except share and per share data)
Net Sales	$1,368,247	$1,044,367
Costs and Expenses:
Cost of sales	1,212,836	967,327
Selling, general and administrative	64,396	46,232
	1,277,232	1,013,559

Operating income	91,015	30,808

Other Expense (Income):
Interest expense, net	12,224	12,444
Foreign exchange (gain) loss	(103)	78
Miscellaneous, net	(1,015)	(321)
	11,106	12,201

Income before income taxes	79,909	18,607
Income tax expense	31,400	8,321
Net income	$48,509	$10,286

Net income per common share - basic and diluted	$0.73	$0.20
Dividends per common share	$0.015	$0.015

Weighted average shares outstanding	66,555,733	51,757,222

See notes to consolidated financial statements.

Index

Pilgrim’s Pride Corporation and Subsidiaries Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	January 1, 2005 (13 Weeks)	January 3, 2004 (14 Weeks)
	(in thousands)
Cash Flows From Operating Activities:
Net income	$48,509	$10,286
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	30,065	25,911
Loss on property disposals	1,875	9
Deferred income taxes	831	9,143
Changes in operating assets and liabilities:
Accounts and other receivables	48,144	(21,455)
Inventories	51,948	2,032
Other current assets	(9,487)	2,243
Accounts payable and accrued expenses	(4,305)	90,628
Other	(143)	--
Cash provided by operating activities	167,437	118,797

Investing Activities:
Acquisitions of property, plant and equipment	(24,160)	(20,552)
Business acquisition, net of equity consideration	--	(302,712)
Proceeds from property disposals	781	619
Other, net	92	213
Cash used in investing activities	(23,287)	(322,432)

Financing Activities:
Borrowing for acquisition	--	300,767
Proceeds from notes payable to banks	--	7,500
Repayments of notes payable to banks	--	(7,500)
Proceeds from long-term debt	--	124,589
Payments on long-term debt	(10,239)	(133,993)
Equity and debt issue cost	--	(5,185)
Cash dividends paid	(998)	(998)
Cash provided by (used for) financing activities	(11,237)	285,180

Effect of exchange rate changes on cash and cash equivalents	20	(53)
Increase in cash and cash equivalents	132,933	81,492
Cash and cash equivalents at beginning of year	38,165	16,606
Cash and Cash Equivalents at End of Period	$171,098	$98,098

Supplemental Non-cash Disclosure Information:
Business acquisition, equity consideration (before cost of issuance)	$--	$357,475

See notes to consolidated financial statements.

Index
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE A—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Pilgrim’s Pride Corporation (referred to herein as “Pilgrim’s,” “the Company,” “we,” “us,” “our” or similar terms) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S.”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments unless otherwise disclosed) considered necessary for a fair presentation have been included. Operating results for the period ended January 1, 2005 are not necessarily indicative of the results that may be expected for the year ending October 1, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in Pilgrim’s Annual Report on Form 10-K for the fiscal year ended October 2, 2004.

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

Total comprehensive income was $48.5 million and $10.5 million for the three months ended January 1, 2005 and January 3, 2004, respectively.

Certain reclassifications have been made to prior periods to conform to current presentations.

NOTE B—BUSINESS ACQUISITION

On November 23, 2003, we completed the purchase of all the outstanding stock of the corporations represented as the ConAgra Foods, Inc. (“ConAgra”) chicken division (“ConAgra chicken division”). The acquired business has been included in our results of operations since the date of the acquisition. The purchase price was $632.5 million and was paid with a combination of cash, the assumption of $16 million of debt and issuing to ConAgra 25,443,054 shares of our common stock valued at $14.05 per share.

The following unaudited pro forma financial information has been presented as if the acquisition of the ConAgra chicken division had occurred as of the beginning of fiscal 2004.

Index

Pro Forma Financial Information:

Three Months Ended
(In thousands except for share data)	January 3, 2004 (14 Weeks)
Net sales	$1,505,159
Depreciation and amortization	$32,956
Operating income	$56,322
Interest expense, net	$16,815
Income (loss) before taxes	$41,925
Net income (loss)	$24,744
Net income (loss) per common share	$0.37
Weighted average shares outstanding	66,555,733

NOTE C—INVENTORIES

Inventories consist of the following:	January 1, 2005	October 2, 2004
	(in thousands)
Chicken:
Live chicken and hens	$176,245	$207,129
Feed, eggs and other	126,354	118,939
Finished chicken products	214,557	218,563
	$517,156	$544,631
Turkey:
Live turkey and hens	$6,621	$8,306
Feed, eggs and other	6,705	6,017
Finished turkey products	27,567	51,043
	40,893	65,366
Total Inventories	$558,049	$609,997

NOTE D— NOTES PAYABLE AND LONG-TERM DEBT

As of January 1, 2005, we had $168.0 million in revolving credit facilities, after the expiration of our Mexico revolving credit facility in December 2004, and $500.0 million in a secured revolving/term borrowing facility. There were no borrowings under the $500.0 million revolving/term borrowing facility at January 1, 2005 and $500.0 million was available under this facility. Under the $168.0 million revolving credit facilities, $135.6 was available for borrowing at January 1, 2005.

NOTE E—INCOME TAXES

Under the new tax legislation, the American Jobs Creation Act of 2004, corporations are allowed to distribute some or all of the permanently reinvested earnings in foreign subsidiaries as cash dividends and elect to receive a dividends received deduction for U.S. income tax purposes equal to 85% of such dividend, with certain restrictions.  The dividends received deduction effectively taxes these dividends at 5.25% for U.S. income tax purposes.  The new tax legislation can be applied by the Company in either Fiscal 2005 or Fiscal 2006, but such deduction may be received in only one of those years. The Company has not provided any deferred income taxes on the undistributed earnings of its Mexico subsidiaries based upon its determination that such earnings will be indefinitely reinvested.  As of October 2, 2004, the cumulative undistributed earnings of these subsidiaries were approximately $230.0 million.  The Company has not completed its evaluation of what actions, if any, will be taken as a result of the American Job Creation Act of 2004. In addition, the distribution of earnings from Mexico to the U.S. could result in additional taxes being paid under Mexican law.   It expects to complete its evaluation during 2005.
NOTE F—RELATED PARTY TRANSACTIONS

Lonnie “Bo” Pilgrim, the Chairman and, through certain related entities, the major stockholder of the Company (collectively, the “major stockholder”), owns an egg laying and a chicken growing operation. In addition, at certain times during the year, the major stockholder purchases from the Company live chickens and hens and certain feed inventories during the grow-out process and then contracts with the Company to resell the birds at maturity using a market-based formula, with price subject to a ceiling price calculated at his cost plus two percent. Purchases made by the Company under this agreement resulted in an operating margin to the major stockholder of $525,729 and $643,130 during the quarters ended January 1, 2005 and January 3, 2004, respectively, on gross amounts paid by the Company to the major stockholder as described below in “Live chicken purchases from major stockholder.” Included in accrued expenses are amounts due our major stockholder of $37.0 million, which represent goods sold in advance of delivery and amounts owed for purchases made by the Company from such major stockholder, related to the sales of chickens and feed as described above, at the end of the first quarter of fiscal 2005.

Transactions with related parties are summarized as follows:
	Three Months Ended
	January 1, 2005	January 3, 2004
	(in thousands)
Lease payments on commercial egg property	$188	$188
Chick, feed and other sales to major stockholder, including advances	$51,873	$48,034
Live chicken purchases from major stockholder	$32,958	$28,326
Loan guaranty fees	$446	$602
Lease payments on airplane	$99	$99

NOTE G—COMMITMENTS and CONTINGENCIES

At January 1, 2005, the Company had $32.4 million in letters of credit outstanding relating to normal business transactions.

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

NOTE H—BUSINESS SEGMENTS

We operate in two reportable business segments as a producer of chicken and other products and a producer of turkey products.

Our chicken and other products segment primarily includes sales of chicken products and by-products we produce and purchase for resale in the United States, including Puerto Rico, and in Mexico. This segment also includes the sale of table eggs, feed and other items. Our chicken and other products segment conducts separate operations in the U.S. and Puerto Rico and in Mexico and is reported as two separate geographical areas. Substantially all of the assets and operations of the ConAgra chicken division have been included in our U.S. chicken and other products segment since the date of acquisition.

Our turkey segment includes sales of turkey products produced in our turkey operations, which operates exclusively in the U.S.

Inter-area sales and inter-segment sales, which are not material, are accounted for at prices comparable to normal trade customer sales. Certain expenses are allocated to Mexico based upon various apportionment methods for specific expenditures incurred related thereto with the remaining amounts allocated to the U.S. portions of the segments based on number of employees.

Index
The following table presents certain information regarding our segments (in thousands):

	Three Months Ended
	January 1, 2005	January 3, 2004(a)
	(13 Weeks)	(14 Weeks)
Net Sales to Customers:
Chicken and Other Products:
United States (b)	$1,189,885	$857,431
Mexico	98,588	93,612
Sub-total	1,288,473	951,043
Turkey	79,774	93,324
Total	$1,368,247	$1,044,367
Operating Income:
Chicken and Other Products:
United States (b)	$90,156	$52,006
Mexico	5,624	(5,446)
Sub-total	95,780	46,560
Turkey	(4,765)	(15,760)
Total	$91,015	$30,800
Depreciation and Amortization(c)
Chicken and Other Products:
United States (b)	$26,165	$20,617
Mexico	3,133	3,218
Sub-total	29,298	23,835
Turkey	767	2,076
Total	$30,065	$25,911

(a)
The acquisition of the ConAgra chicken division has been accounted for as a purchase, and the results of operations for this acquisition have been included in our consolidated results of operations since November 23, 2003, the acquisition date.

(b)	Includes our Puerto Rico operations.

(c)	Includes amortization of capitalized financing costs of approximately $0.6 million and $0.5 million for the three month period ending January 1, 2005 and January 3, 2004, respectively.

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Profitability in the poultry industry is materially affected by the commodity prices of feed ingredients, chicken and turkey, which are determined by supply and demand factors. As a result, the chicken and turkey industries are subject to cyclical earnings fluctuations. Cyclical earnings fluctuations can be mitigated somewhat by:

- Business strategy;
- Product mix;
- Sales and marketing plans; and
- Operating efficiencies.

In an effort to reduce price volatility and to generate higher, more consistent profit margins, we have concentrated on the production and marketing of prepared foods products. Prepared foods products generally have higher profit margins than our other products. Feed ingredient purchases are the single largest component of our cost of goods sold, representing approximately 24% of our cost of goods sold in the first three months of fiscal year 2005. The production of feed ingredients is positively or negatively affected primarily by weather patterns throughout the world, the global level of supply inventories, demand for feed ingredients and the agricultural policies of the United States and foreign governments. As further processing is performed, feed ingredient costs become a decreasing percentage of a product’s total production costs. Products sold in this form enable us to charge a premium, reduce the impact of feed ingredient costs on our profitability and improve and stabilize our profit margins.

As a significant portion of U.S. poultry production is exported, the commodity prices of chicken and turkey can be, and in recent periods have been, adversely affected by disruptions in poultry export markets. These disruptions are often caused by restrictions on imports of U.S.-produced poultry products imposed by foreign governments for a variety of reasons, including the protection of their domestic poultry producers and allegations of consumer health issues. For example, Russia, China, Japan and Mexico have restricted the importation of U.S.-produced poultry for these reasons in recent periods. Because these disruptions in poultry export markets are often political, no assurances can be given as to when the existing disruptions will be alleviated or that new ones will not arise. In July 2003, the United States and Mexico entered into a safeguard agreement with regard to imports into Mexico of chicken leg quarters from the United States. Under this agreement, an initial tariff rate for chicken leg quarters of 98.8% on the sales prices was established. This tariff rate was reduced on January 1, 2005 to 59.3% and is to be reduced in each of the following three years in equal increments so that the final tariff rate at January 1, 2008 will be zero. The tariff was imposed due to concerns that the duty-free importation of such products, as provided by the North American Free Trade Agreement, would injure Mexico’s poultry industry. As such tariffs are reduced, we expect greater amounts of chicken to be imported into Mexico from the United States, which could negatively affect the profitability of Mexico chicken producers and positively affect the profitability of U.S. exporters of chicken to Mexico. Although this could have a negative impact on our Mexico chicken operations, we believe that this will be mitigated somewhat by the close proximity of our U.S. operations to the Mexico border and our extensive distribution network in Mexico. We believe we have one of the largest U.S. production and distribution capacities near the Mexico border, which gives us a strategic advantage to capitalize on exports of U.S. chicken to Mexico.

The following table presents certain information regarding our segments (in thousands):

	Three Months Ended
	January 1, 2005	January 3, 2004(a)
	(13 Weeks)	(14 Weeks)
Net Sales to Customers:
Chicken and Other Products:
United States (b)	$1,189,885	$857,431
Mexico	98,588	93,612
Sub-total	1,288,473	951,043
Turkey	79,774	93,324
Total	$1,368,247	$1,044,367
Operating Income:
Chicken and Other Products:
United States (b)	$90,156	$52,006
Mexico	5,624	(5,446)
Sub-total	95,780	46,560
Turkey	(4,765)	(15,760)
Total	$91,015	$30,800
Depreciation and Amortization(c)
Chicken and Other Products:
United States (b)	$26,165	$20,617
Mexico	3,133	3,218
Sub-total	29,298	23,835
Turkey	767	2,076
Total	$30,065	$25,911

(a)
The acquisition of the ConAgra chicken division has been accounted for as a purchase, and the results of operations for this acquisition have been included in our consolidated results of operations since November 23, 2003, the acquisition date.

(b)	Includes our Puerto Rico operations.

(c)	Includes amortization of capitalized financing costs of approximately $0.6 million and $0.5 million for the three month period ending January 1, 2005 and January 3, 2004, respectively.

Index
The following table presents certain items as a percentage of net sales for the periods indicated:

	Percentage of Net Sales
	Three Months Ended
	January 1, 2005 (13 Weeks)	January 3, 2004 (14 Weeks)
Net Sales	100.0%	100.0%
Costs and Expenses:
Cost of sales	88.6%	92.6%
Gross profit	11.4%	7.4%
Selling, general and administrative	4.7%	4.4%
Operating Income	6.7%	3.0%
Interest Expense	0.9%	1.2%

Income before Income Taxes	5.8%	1.8%
Net Income	3.5%	1.0%

Results of Operations

The change in our results of operations for the first fiscal quarter of 2005 as compared to the same period in fiscal 2004 is impacted by the effect of the November 23, 2003, purchase of all the outstanding stock of the corporations represented as ConAgra Foods, Inc. (“ConAgra”) chicken division (“ConAgra chicken division”). We sometimes refer to this acquisition as “the fiscal 2004 acquisition.” The acquired business has been included in our results of operations for only 6 of the 14 weeks in the first quarter of fiscal 2004.

Our first quarter of fiscal 2005 included 13 weeks versus the first quarter of fiscal 2004, which included 14 weeks, resulting in a decrease in each of the categories discussed in our results of operations by approximately 7.1%, as compared to the corresponding period in the preceding year. As this change impacted all the Income Statement categories in a reasonably consistent manner, no separate discussion of this factor is included in our results of operations discussion, unless the impact of the applicable category varied from the increase described above.

Index

Fiscal First Quarter 2005 Compared to Fiscal First Quarter 2004

Net Sales. Net Sales for the first quarter of fiscal 2005 increased $323.8 million, or 31.0%, over the first quarter of fiscal 2004. The following table provides additional information regarding net sales (in millions):

	Fiscal Quarter Ended	Change from First Quarter Ended
	January 1,	January 3,	Percentage
Source	2005	2004	Change

Chicken and other products:
United States-
Chicken	$1,024.5	$280.5	37.7%	(a	)
Other products	165.4	52.0	45.7%	(b	)
	$1,189.9	$332.5	38.8%

Mexico-
Chicken	$96.9	$8.0	8.9%
Other products	1.6	(3.1)	(65.2)%	(c	)
	$98.5	$4.9	5.2%

Turkey	$79.8	$(13.6)	(14.5)%	(d	)
	$1,368.2	$323.8	31.0%

(a)
U.S. chicken sales increased primarily due to the fiscal 2004 acquisition. The fiscal quarter ended January 1, 2005 contains 13 weeks of the acquired operations, whereas the fiscal quarter ended January 3, 2004 contains only 6 weeks of these operations.

(b)
U.S. sales of other products increased due primarily to the fiscal 2004 acquisition which included several distribution centers which had a larger proportion of beef, pork, and other non-poultry products than did our existing distribution centers.

(c)	The decrease in Mexico sales of other products was primarily due to a reduction of outside feed sales.

(d)
The decrease in turkey sales was due to a decrease in turkey production created by the restructuring of the turkey division in fiscal 2004 as described in our Annual Report on Form 10-K for the fiscal year ended October 2, 2004, offset somewhat by a change in sales mix away from commodity products which resulted from the same restructuring.

Index

Gross Profit. Gross profit increased $78.3 million, or 101.6%, in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004.

The following table provides gross profit information (in millions):

	Quarter	Change From
	Ended	Quarter Ended		Percentage of	Percentage
	January 1,	January 3,	Percentage	Net Sales	of Net Sales
Components	2005	2004	Change	Fiscal 2005	Fiscal 2004

Net sales	$1,368.2	$323.8	31.0%	100.0%	100.0%
Cost of sales	1,212.8	245.5	25.4%	88.6	92.6	(a	)

Gross profit	$155.4	$78.3	101.6%	11.4%	7.4%	(b	)

(a)
U.S. operations cost of sales increased $251.3 million primarily due to the fiscal 2004 acquisition which occurred during the quarter ended January 3, 2004. Mexico operations cost of sales decreased $5.8 million primarily due to a 9.3% decrease in dressed pounds produced which is mainly due to the current quarter having 13 weeks, which is 7.1% less than the 14 weeks contained in the same quarter last year. Additionally, the U.S. and Mexico chicken operations cost of sales for the quarter ended January 1, 2005 were positively impacted by 19.0% and 15.5%, respectively, as a result of a reduction in feed ingredient costs when compared to the quarter ended January 3, 2004.

(b)
U.S. gross profit increased $67.6 million due primarily to a 19.0% reduction in the cost of feed ingredient purchases and an $8.4 million improvement in the negative margin of our turkey operations.  Mexico operations gross profit increased $10.7 million due primarily to a 20.1% increase in revenue per pound and a 15.5% reduction in the cost of feed ingredient prrchases, offset partially by a 9.3% reduction in production volumes.

Index

Operating Income. Operating income for the first quarter of fiscal 2005 increased $60.2 million when compared to the first quarter of fiscal 2004.

		Change from
	Quarter Ended	Quarter Ended		Percentage	Percentage
	January 1,	January 3,	Percentage	of Net Sales	of Net Sales
Components	2005	2004	Change	Fiscal 2005	Fiscal 2004

Gross profit	$155.4	$78.3	101.6%	11.4%	7.4%
Selling, general and administrative expense	64.4	18.1	39.1%	4.7	4.4	(a	)

Operating income	$91.0	$60.2	195.5%	6.7%	2.9	% (b	)

(a)	Increase is primarily due to the inclusion of the fiscal 2004 acquisition for the full first quarter of fiscal 2005 and increased sales of prepared foods products.

(b)	Increase in operating income is due to the items discussed above under gross profit, offset by increased selling, general and administrative expenses discussed above.

Interest Expense. Consolidated net interest expense decreased 1.6% to $12.2 million in the first quarter of fiscal 2005, when compared to $12.4 million for the first quarter of fiscal 2004, due primarily to lower average debt in the current quarter.  As a percentage of sales, interest expense in the first quarter in fiscal 2005 decreased to 0.9% from 1.2% of the first quarter of fiscal 2004.

Miscellaneous, Net. Consolidated miscellaneous, net expense (income) which decreased $0.7 million to ($1.0) million, consisted mainly of certain recoveries in our Mexico operations.

Income Tax Expense. Consolidated income tax expense in the first quarter of fiscal 2005 was $31.4 million, compared to an income tax expense of $8.3 million in the first quarter of fiscal 2004. This increase in consolidated income tax expense was primarily caused by higher pretax earnings in the U.S. for the first quarter of fiscal 2005 and a change in Mexican tax law in December 2004, resulting in an approximate $1.0 million increase in the tax expense to adjust downward the value of previously recorded deferred tax assets, primarily loss carryforwards.

Index

Liquidity and Capital Resources

The following table presents our available sources of liquidity as of January 1, 2005. See our Annual report on Form 10-K for the fiscal year ended October 2, 2004 for a detailed description of each facility discussed below.

	Facility	Available	Amount	Available
Source of Liquidity	Amount	Borrowing	Outstanding	Liquidity
(in millions)

Cash and cash equivalents	$--	$--	$--	$171.1
Debt Facilities:
Revolving credit facilities	168.0	135.6	--	135.6
Revolving/term facility	500.0	500.0	--	500.0

Receivables purchase agreement	125.0	125.0	--	125.0

Total available liquidity				$931.7

At January 1, 2005, our working capital increased to $430.3 million and our current ratio increased to 1.68 to 1, compared with working capital of $383.7 million and a current ratio of 1.61 to 1 at October 2, 2004, primarily due to the working capital changes discussed below.

Trade accounts and other receivables were $276.0 million at January 1, 2005, compared to $324.2 million at October 2, 2004. The $48.2 million, or 14.9%, decrease in trade accounts and other receivables was primarily due to reduced sales in the first quarter of fiscal 2005 compared to the fourth quarter of fiscal 2004 due to cyclicality of sales.

Inventories were $558.0 million at January 1, 2005, compared to $610.0 million at October 2, 2004. The $52.0 million, or 8.5%, decrease in inventories was primarily due to decreased feed cost going into live birds and lower live chicken and hen inventories resulting from seasonal variations in sales of chicken and feed products to our major stockholder, offset somewhat by increased prepared foods being produced.

Accounts payable and accrued liabilities increased $4.0 million to $574.6 million at January 1, 2005, compared to $570.6 million at October 2, 2004.

Index

Capital expenditures of $24.2 million and $20.6 million for the three months ended January 1, 2005 and January 3, 2004, respectively, were primarily incurred to improve efficiencies, reduce costs and for the routine replacement of equipment. We anticipate spending approximately $175.0 million to $200.0 million in fiscal 2005 to improve efficiencies, expand capacities and for the routine replacement of equipment. We expect to finance such expenditures with current cash, available operating cash flows and existing revolving/term and revolving credit facilities.

Cash flows provided by operating activities were $167.4 million and $118.8 million for the three months ended January 1, 2005 and January 3, 2004, respectively. The increase in cash flows provided by operating activities for the first three months of fiscal 2005, when compared to the first three months of fiscal 2004, was due primarily to improvements in profitability and the fiscal 2004 acquisition, as well as the significant changes in working capital items described above. Operating cash flows for both periods include the chick, feed and other sales to, and live chicken purchase from, the Company’s major stockholder as discussed in Note E-Related Party Transactions to the consolidated financial statements above.

Cash flows (used) provided by financing activities were ($11.2) million and $285.2 million for the three months ended January 1, 2005 and January 3, 2004, respectively. The decrease in cash provided by financing activities for the first three months of fiscal 2005, when compared to the first three months fiscal 2004, was due primarily to the debt issued to finance the fiscal 2004 acquisition.

We are a party to many routine contracts in which we provide general indemnities in the normal course of business to third parties for various risks. We have not recorded a liability for any of these indemnities, as the likelihood of payment in each case is considered remote.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Feed Ingredients

We purchase certain commodities, primarily corn and soybean meal. As a result, our earnings are affected by changes in the price and availability of such feed ingredients. As market conditions dictate, we will from time to time lock-in future feed ingredient prices using various hedging techniques, including forward purchase agreements with suppliers and futures contracts. We do not use such financial instruments for trading purposes and are not a party to any leveraged derivatives. Market risk is estimated as a hypothetical 10% increase in the weighted-average cost of our primary feed ingredients as of January 1, 2005. Based on our feed consumption during the three months ended January 1, 2005, such an increase would have resulted in an increase to cost of sales of approximately $28.7 million, excluding the impact of any hedging in that period.

Foreign Currency

Our earnings are affected by foreign exchange rate fluctuations related to the Mexico peso net monetary position of our Mexico subsidiaries. We manage this exposure primarily by attempting to minimize our Mexico peso net monetary position, but from time to time, we have considered executing hedges to help minimize this exposure. Such instruments, however, have historically not been economically feasible. We are also exposed to the effect of potential exchange rate fluctuations to the extent that amounts are repatriated from Mexico to the United States. However, we currently anticipate that the cash flows of our Mexico subsidiaries will continue to be reinvested in our Mexico operations. In addition, the Mexico peso exchange rate can directly and indirectly impact our results of operations and financial position in several ways, including potential economic recession in Mexico resulting from a devalued peso. The impact on our financial position and results of operations resulting from a hypothetical change in the exchange rate between the U.S. dollar and the Mexico peso cannot be reasonably estimated. Foreign currency exchange gains and losses, representing the change in the U.S. dollar value of the net monetary assets of our Mexico subsidiaries denominated in Mexico pesos, was a gain of $0.1 million in the first three months of fiscal 2005 compared to a loss of $0.1 million for the first three months of fiscal 2004. On January 1, 2005, the Mexico peso closed at 11.17 to 1 U.S. dollar, compared to 11.36 at October 2, 2004. No assurance can be given as to how future movements in the peso could affect our future earnings.

There have been no material changes from the information provided in Item 7A of our Annual Report on Form 10-K for the fiscal year ended October 2, 2004, other than as described above.

Forward Looking Statements

Statements of our intentions, beliefs, expectations or predictions for the future, denoted by the words "anticipate," "believe," "estimate," "expect," "project," "imply," "intend," "foresee" and similar expressions, are forward-looking statements that reflect our current views about future events and are subject to risks, uncertainties and assumptions. Such risks, uncertainties and assumptions include the following:

·	Matters affecting the poultry industry generally, including fluctuations in the commodity prices of feed ingredients, chicken and turkey;
·	Additional outbreaks of avian influenza or other diseases affecting the production performance and/or marketability of the Company's poultry products;
·	Contamination of our products, which has recently and can in the future lead to product liability claims and product recalls;
·	Exposure to risks related to product liability, product recalls, property damage and injuries to persons, for which insurance coverage is expensive, limited and potentially inadequate;
·	Management of our cash resources, particularly in light of our leverage;
·	Restrictions imposed by, and as a result of, our leverage;
·	Currency exchange rate fluctuations, trade barriers, exchange controls, expropriation and other risks associated with foreign operations;
·	Changes in laws or regulations affecting our operations, as well as competitive factors and pricing pressures;
·	Risks associated with the acquistion of ConAgra's chicken division including possible unknown liabilities assumed in connection with the acquisition and loss of customers of the acquired business;
·	Inability to recognize the anticipated cost savings and anticipated benefits in connection with our recent turkey division restructuring; and
·	The impact of uncertainties of litigation as well as other risks described herein and under "Risk Factors" in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Index

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

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company's management, including the Chairman, Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company's management, including the Chairman, Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the SEC rules and forms.

In connection with the evaluation described above, other than the integration of the ConAgra chicken division acquisition historical account systems to the Company’s systems, the Company’s management, including the Chairman, Chief Executive Officer and Chief Financial Officer, identified no change in the Company's internal control over financial reporting that occurred during the Company’s fiscal quarter ended January 1, 2005, and that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Index
PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On July 1, 2002, three individuals, on behalf of themselves and a putative class of chicken growers, filed their original class action complaint against us in the United States District Court for the Eastern District of Texas, Texarkana Division, styled “Cody Wheeler, et al. vs. Pilgrim’s Pride Corporation.” The complaint alleges that we violated the Packers and Stockyards Act (7 U.S.C. Section 192) and breached fiduciary duties allegedly owed to the plaintiff growers. The plaintiffs also brought individual actions under the Packers and Stockyards Act alleging common law fraud, negligence, breach of fiduciary duties and breach of contract. The plaintiffs entered into an agreement to stay any certification of the class.  On March 14, 2003, the court entered an order dismissing the plaintiffs’ claim of breach of fiduciary duty and negligence. The plaintiffs also dropped the charges of fraud prior to the entering of the order by the court. We intend to defend vigorously both certification of the case as a class action should it not prevail in the trial of the three plaintiffs and questions concerning ultimate liability and damages, if any. We do not expect this matter to have a material impact on our financial position, operations or liquidity.

In October 2002, a limited number of USDA environmental samples from our Franconia, Pennsylvania plant tested positive for Listeria. As a result, we voluntarily recalled all cooked deli products produced at the plant from May 1, 2002 through October 11, 2002. No illnesses have been linked to any of our recalled products, and none of such products have tested positive for the strain of Listeria associated with an outbreak in the Northeastern U.S. that occurred during the summer of 2002. However, following this recall, a number of demands and cases have been made and filed alleging injuries purportedly arising from the consumption of products produced at this facility. These include: “Lawese Drayton, Individually and as Personal Representative of the Estate of Raymond Drayton, deceased, Plaintiff, v. Pilgrim's Pride Corporation, Jack Lambersky Poultry Company, Inc. d/b/a JL Foods Co, Inc., Defendants,” which was filed against us in the United States District Court for the Eastern District of Pennsylvania on April 15, 2003; “Laron Harvey, by his mother and natural guardian, Shakandra Hampton, and Shakandra Hampton in her own right v. Pilgrim's Pride Corporation and Jack Lambersky Poultry Company, Inc.,” which was filed in the Pennsylvania Court of Common Pleas on May 5, 2003, and has since been removed to the U.S. District Court of the Eastern District of Pennsylvania in Philadelphia; “Ryan and Dana Patterson v. Pilgrim's Pride Corporation and Jack Lambersky Poultry Company, et al” which was filed in the Superior Court of New Jersey, Law Division, Passaic County, on August 12, 2003; “Jamar Clarke, an infant under the age of fourteen (14) years, by his mother and natural guardian, Wanda Multrie Clarke, and Wanda Multrie Clarke, individually v. Pilgrim’s Pride Corporation d/b/a Wampler Foods, Inc., H. Schrier and Co., Inc., Board of Education of the City of New York and Public School 251” which was filed in the Supreme Court of the State of New York, County of Queens, on August 1, 2003; “Peter Roselle, as Administrator and Prosequendum for the heirs-at-Law of Louis P. Roselle, deceased; and Executor of the Estate of Louis P. Roselle, deceased, and individually v. Pilgrim's Pride Corporation, Wampler Foods, Inc., Jack Lambersky Poultry Company, Inc., d.b.a. J.L. Foods Co. Inc.” which was filed in the Superior Court of New Jersey, Law Division, Union County, on June 14, 2004; "Jody Levonchuk, administratrix of the Estate of Joseph Cusato v. Pilgrim's Pride Corporation and Jack Lambersky Poultry Company." which was filed in the U.S. District Court for the Eastern District of Pennsylvania, on July 28, 2004; “Mary Samudovsky v. Pilgrim's Pride Corporation and Jack Lambersky Poultry Company, Inc., et al,” which was filed in the Superior Court of New Jersey, Law Division: Camden County, and served on October 26, 2004; Nancy Cirigliano and Scott Fischer v. Pilgrim's Pride Corporation and Jack Lambersky Poultry Company, et al,” which was filed in the Superior Court of New Jersey, Union County, on August 10, 2004; “Dennis Wysocki, as the Administrator of the Estate of Matthew Tyler Wysocki, deceased, and Dennis Wysocki and Karen Wysocki, individually v. Pilgrim's Pride Corporation and Jack Lambersky Poultry Company, et al,” which was filed in the Supreme Court of the State of New York, County of New York, on July 30, 2004; “Randi Carden v. Pilgrim's Pride Corporation and Jack Lambersky Poultry Company, et al,” which was filed in the Superior Court of New Jersey, Camden County, on August 10, 2004; and “Catherine Dillon, individually and as guardian ad litem for her infant son, Brian Dillon, and Joseph Dillon, individually” v. Pilgrim's Pride Corporation and Jack Lambersky Poultry Company, et al,” which was filed in the Superior Court of New Jersey, Essex County, on September 10, 2004. On August 20, 2004, the Estate of Frank Niemtzow refiled his individual action from the previously filed and voluntarily dismissed class action suit. Neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to any of these cases can be determined at this time. These cases are in various stages of litigation, and we believe we have meritorious defenses to each of the claims, which we intend to vigorously defend. After considering our available insurance coverage, we do not expect any of these matters to have a material impact on our financial position, operations or liquidity.

On December 31, 2003, we were served with a purported class action complaint styled "Angela Goodwin, Gloria Willis, Johnny Gill, Greg Hamilton, Nathan Robinson, Eddie Gusby, Pat Curry, Persons Similarly Situated v. ConAgra Poultry Company and Pilgrim's Pride, Incorporated" in the United States District Court, Western District of Arkansas, El Dorado Division, alleging racial and age discrimination at one of the facilities we acquired from ConAgra. One of the named plaintiffs, Gloria Willis, was voluntarily dismissed from this action. We believe we have meritorious defenses to the class certification as well as the individual claims and we intend to vigorously oppose class certification and defend these claims. The ultimate liability with respect to these claims cannot be determined at this time, however, we do not expect this matter to have a material impact on our financial position, operations or liquidity.

We are subject to various other legal proceedings and claims, which arise in the ordinary course of our business.  In the opinion of management, the amount of ultimate liability with resect to these actions will not materially affect our financial position or results of operations.

Index
Item 6. Exhibits

10.1
First Amendment to Fourth Amended and Restated Note Purchase Agreement dated November 18, 2003, by and among Pilgrim's Pride Corporation, John Hancock Life Insurance Company, ING Capital LLC and other parties named therein dated as October 29, 2004 (incorporated by reference from Exhibit 10.1 of the Company's current report on Form 8-K filed on November 4, 2004).

10.2	Pilgrim's Pride Corporation 2005 Deferred Compensation Plan (incorporated by reference from Exhibit 10.1 of the Company's current report on Form 8-K filed on December 27, 2004).

12.1	Statement regarding Computation of Ratios*

31.1	Certification of Co-Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Co-Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Co-Principal Executive Officer of Pilgrim's Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Co-Principal Executive Officer of Pilgrim's Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.3	Certification of Chief Financial Officer of Pilgrim's Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PILGRIM’S PRIDE CORPORATION

/s/ Richard A. Cogdill
Date:	January 28, 2005	Richard A. Cogdill
Executive Vice President,
Chief Financial Officer,
Secretary and Treasurer
(Principal Financial Officer,
Chief Accounting Officer and
Authorized Signatory)

Index

EXHIBIT INDEX

10.1
First Amendment to Fourth Amended and Restated Note Purchase Agreement dated November 18, 2003, by and among Pilgrim's Pride Corporation, John Hancock Life Insurance Company, ING Capital LLC and other parties named therein dated as October 29, 2004 (incorporated by reference from Exhibit 10.1 of the Company’s current report on Form 8-K filed on November 4, 2004).

10.2	Pilgrim's Pride Corporation 2005 Deferred Compensation Plan (incorporated by reference from Exhibit 10.1 of the Company’s current report on Form 8-K filed on December 27, 2004).

12.1	Statement regarding Computation of Ratios*

31.1	Certification of Co-Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Co-Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Co-Principal Executive Officer of Pilgrim's Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Co-Principal Executive Officer of Pilgrim's Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.3	Certification of Chief Financial Officer of Pilgrim's Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith

Index