Form 10-Q
period 2005-04-25
PILGRIMS PRIDE CORP
filed 2005-04-25
CIK 802481

 UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2005

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

Number of shares outstanding of the issuer’s common stock, as of  April 22, 2005, was 66,555,733.

INDEX PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
Consolidated balance sheets April 2, 2005 and October 2, 2004
Consolidated income statements Six months ended April 2, 2005 and April 3, 2004
Consolidated statements of cash flows Three months and six months ended April 2, 2005 and April 3, 2004
Notes to consolidated financial statements as of April 2, 2005
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Item 4.	Controls and Procedures

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings
Item 4	Submission of Matters to a Vote of Security Holders
Item 6.	Exhibits

SIGNATURES
EXHIBIT INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Pilgrim's Pride Corporation
Consolidated Balance Sheets
(Unaudited)
	April 2, 2005	October 2, 2004
	(In thousands, except share and per share data)
Assets
Current Assets:
Cash and cash equivalents	$147,837	$38,165
Trade accounts and other receivables, less allowance for doubtful accounts	291,089	324,187
Inventories	571,650	609,997
Current deferred income taxes	6,577	6,577
Other current assets	40,508	38,302
Total Current Assets	1,057,661	1,017,228

Other Assets	49,618	50,086
Property, Plant and Equipment:
Land	52,385	52,980
Buildings, machinery and equipment	1,581,502	1,558,536
Autos and trucks	52,863	55,693
Construction-in-progress	58,486	29,086
	1,745,236	1,696,295
Less accumulated depreciation	(582,979)	(517,620)
	1,162,257	1,178,675
	$2,269,536	$2,245,989
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$220,715	$314,565
Accrued expenses	296,103	256,064
Income taxes payable	40,091	54,445
Current maturities of long-term debt	8,501	8,428
Total Current Liabilities	565,410	633,502

Long-Term Debt, Less Current Maturities	523,404	535,866
Deferred Income Taxes	153,286	152,455
Minority Interest in Subsidiary	1,320	1,210
Commitments and Contingencies	--	--

Stockholders’ Equity:
Preferred stock, $.01 par value, 5,000,000 authorized shares; none issued	--	--
Common stock - $.01 par value, 160,000,000 authorized shares; 66,826,833 issued	668	668
Additional paid-in capital	431,662	431,662
Retained earnings	595,442	492,542
Accumulated other comprehensive loss	(88)	(348)
Less treasury stock, 271,100 shares	(1,568)	(1,568)
Total Stockholders’ Equity	1,026,116	922,956
	$2,269,536	$2,245,989

See notes to consolidated financial statements

Pilgrim’s Pride Corporation and Subsidiaries Consolidated Income Statements (Unaudited)

	Three Months Ended		Six Months Ended
	April 2, 2005	April 3. 2004	April 2, 2005 (26 Weeks)	April 3, 2004 (27 Weeks)
	(in thousands, except share and per share data)
Net Sales	$1,375,321	$1,384,908	$2,743,568	$2,429,275
Costs and Expenses:
Cost of sales	1,216,837	1,261,513	2,429,673	2,228,840
Selling, general and administrative	69,529	61,884	133,925	108,116

	1,286,366	1,323,397	2,563,598	2,336,956

Operating income	88,955	61,511	179,970	92,319

Other Expense (Income):
Interest expense, net	9,318	13,524	21,542	25,968
Foreign exchange (gain) loss	(213)	185	(326)	263
Miscellaneous, net	(10,733)	1,257	(11,748)	936
	(1,638)	14,966	9,468	27,167

Income before income taxes	90,593	46,545	170,502	65,152
Income tax expense	34,204	13,594	65,604	21,915
Net income	$56,389	$32,951	$104,898	$43,237

Net income per common share - basic and diluted	$0.85	$0.50	$1.58	$0.73
Dividends per common share	$0.015	$0.015	$0.015	$0.030

Weighted average shares outstanding	66,555,733	66,555,733	66,555,733	58,882,431

See notes to consolidated financial statements.

Pilgrim’s Pride Corporation and Subsidiaries Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	April 2, 2005 (26 Weeks)	April 3, 2004 (27 Weeks)
	(in thousands)
Cash Flows From Operating Activities:
Net income	$104,898	$43,237
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	63,842	58,998
Loss on property disposals	1,990	(365)
Deferred income taxes	830	1,917
Changes in operating assets and liabilities:
Accounts and other receivables	33,099	43,425
Inventories	38,348	(68,131)
Other current assets	(2,207)	(1,102)
Accounts payable, accrued expenses and income taxes payable	(68,164)	81,953
Other	182	(73)
Cash provided by operating activities	172,818	159,859

Investing Activities:
Acquisitions of property, plant and equipment	(52,154)	(39,981)
Business acquisition, net of equity consideration	--	(304,054)
Proceeds from property disposals	3,677	706
Other, net	(299)	262
Cash used in investing activities	(48,776)	(343,067)

Financing Activities:
Borrowing for acquisition	--	300,767
Proceeds from notes payable to banks	--	70,000
Repayments of notes payable to banks	--	(66,000)
Proceeds from long-term debt	--	205,166
Payments on long-term debt	(12,390)	(288,949)
Equity and debt issue cost	--	(5,185)
Cash dividends paid	(1,997)	(2,001)
Cash provided by (used for) financing activities	(14,387)	213,798

Effect of exchange rate changes on cash and cash equivalents	17	(45)
Increase in cash and cash equivalents	109,672	30,545
Cash and cash equivalents at beginning of period	38,165	16,606
Cash and Cash Equivalents at End of Period	$147,837	$47,151

Supplemental Non-cash Disclosure Information:
Business acquisition, equity consideration (before cost of issuance)	$--	$357,475

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE A—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Pilgrim’s Pride Corporation (referred to herein as “Pilgrim’s,” “the Company,” “we,” “us,” “our” or similar terms) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S.”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments unless otherwise disclosed) considered necessary for a fair presentation have been included. Operating results for the period ended April 2, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending October 1, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in Pilgrim’s Annual Report on Form 10-K for the fiscal year ended October 2, 2004.

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

Total comprehensive income was $56.7 million and $33.0 million for the three months and $105.2 million and $43.2 million for the six months ended April 2, 2005 and April 3, 2004, respectively.

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

Pro Forma Financial Information:

Six Months Ended
(In thousands except for share and per share data)	April 3, 2004 (27 Weeks)
Net sales	$2,890,067
Depreciation and amortization	$66,043
Operating income	$117,833
Interest expense, net	$30,339
Income before taxes	$88,470
Net income	$57,695
Net income per common share	$0.87
Weighted average shares outstanding	66,555,733

NOTE C—NON-RECURRING ITEM

In March 2005, the Company, through arbitration, settled litigation related to a breach of contract that occurred in a prior year. The settlement resulted in a non-recurring gain of $11.7 million being recognized during the second quarter which was subsequently collected on April 22, 2005. It has been recorded in other receivables and miscellaneous, net in the second quarter of fiscal 2005.

NOTE D—INVENTORIES

Inventories consist of the following:	April 2, 2005	October 2, 2004
	(in thousands)
Chicken:
Live chicken and hens	$194,669	$207,129
Feed, eggs and other	140,985	118,939
Finished chicken products	187,592	218,563
	$523,246	$544,631
Turkey:
Live turkey and hens	$7,227	$8,306
Feed, eggs and other	6,523	6,017
Finished turkey products	34,654	51,043
	48,404	65,366
Total Inventories	$571,650	$609,997

NOTE E—NOTES PAYABLE AND LONG-TERM DEBT

As of April 2, 2005, we had $168.0 million in revolving credit facilities, after the expiration of our Mexico revolving credit facility in December 2004, and $500.0 million in a secured revolving/term borrowing facility. There were no borrowings under the $500.0 million revolving/term borrowing facility at April 2, 2005 and $500.0 million was available under this facility. Under the $168.0 million revolving credit facilities, $125.5 million was available for borrowing at April 2, 2005.
Interest expense net, represents interest expense net of interest income and capitalized interest. Total interest expense was $11.2 million and $13.9 million for the three-month periods ended April 3, 2005 and April 2, 2004, and $25.4 million and $26.8 million for the six-month periods ended April 3, 2005, and April 2, 2004, respectively.

NOTE F—INCOME TAXES

Under the new tax legislation, the American Jobs Creation Act of 2004, corporations are allowed to distribute some or all of the permanently reinvested earnings in foreign subsidiaries as cash dividends and elect to receive a dividends received deduction for U.S. income tax purposes equal to 85% of such dividend, with certain restrictions. The dividends received deduction effectively taxes these dividends at 5.25% for U.S. income tax purposes. The new tax legislation can be applied by the Company in either Fiscal 2005 or Fiscal 2006, but such deduction may be received in only one of those years. The Company has not provided any deferred income taxes on the undistributed earnings of its Mexico subsidiaries based upon its determination that such earnings will be indefinitely reinvested. As of October 2, 2004, the cumulative undistributed earnings of these subsidiaries were approximately $230.0 million. The Company has not completed its evaluation of what actions, if any, will be taken as a result of the American Jobs Creation Act of 2004. In addition, the distribution of earnings from Mexico to the U.S. could result in additional taxes being paid under Mexican law. The Company expects to complete its evaluation during 2005.

NOTE G—RELATED PARTY TRANSACTIONS

Lonnie “Bo” Pilgrim, the Chairman and, through certain related entities, the major stockholder of the Company (collectively, the “major stockholder”), owns an egg laying and a chicken growing operation. In addition, at certain times during the year, the major stockholder purchases from the Company live chickens and hens and certain feed inventories during the grow-out process and then contracts with the Company to resell the birds at maturity using a market-based formula, with price subject to a ceiling price calculated at his cost plus two percent. Purchases made by the Company under this agreement resulted in an operating margin to the major stockholder of $469,640 and $392,400 during the quarters, and $995,369 and $1,035,500 during the six months ended April 2, 2005 and April 3, 2004, respectively, on gross amounts paid by the Company to the major stockholder as described below in “Live chicken purchases from major stockholder.”

Transactions with related parties are summarized as follows:

	Three Months Ended		Six Months Ended
	April 2, 2005	April 3, 2004	April 2, 2005	April 3, 2004
	(in thousands)
Lease payments on commercial egg property	$188	$188	$376	$376
Chick, feed and other sales to major stockholder, including advances	$--	$4,560	$50,486	$52,594
Live chicken purchases and other payments to major stockholder	$20,104	$25,098	$53,062	$53,424
Loan guaranty fees	$451	$883	$897	$1,485
Lease payments and operating expenses on airplane	$135	$122	$276	$257

NOTE H—COMMITMENTS and CONTINGENCIES

At April 2, 2005, the Company had $42.5 million in letters of credit outstanding relating to normal business transactions.

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

We are subject to various other legal proceedings and claims which arise in the ordinary course of our business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

NOTE I—BUSINESS SEGMENTS

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

Our turkey segment includes sales of turkey products produced in our turkey operations, and operates exclusively in the U.S.

Inter-area sales and inter-segment sales, which are not material, are accounted for at prices comparable to normal trade customer sales. Certain expenses are allocated to Mexico based upon various apportionment methods for specific expenditures incurred related thereto with the remaining amounts allocated to the U.S. portions of the segments based on number of employees.

The following table presents certain information regarding our segments (in thousands):

	Three Months Ended		Six Months Ended
	April 2, 2005	April 3, 2004	April 2, 2005	April 3, 2004(a)
			(26 Weeks)	(27 Weeks)

Net Sales to Customers:
Chicken and Other Products:
United States (b)	$1,238,921	$1,235,005	$2,428,806	$2,092,437
Mexico	99,073	95,792	197,660	189,404
Sub-total	1,337,994	1,330,797	2,626,466	2,281,841
Turkey	37,328	54,110	117,102	147,434
Total	$1,375,322	$1,384,907	$2,743,568	$2,429,275
Operating Income:
Chicken and Other Products:
United States (b)	$83,596	$69,855	$173,752	$121,869
Mexico	10,843	2,997	16,467	(2,449))
Sub-total	94,439	72,852	190,219	119,420
Turkey(c)	(5,484))	(11,341))	(10,249)	(27,101))
Total	$88,955	$61,511	$179,970	$92,319
Depreciation and Amortization(d)
Chicken and Other Products:
United States (b)	$29,939	$28,188	$56,104	$48,804
Mexico	3,062	3,026	6,195	6,245
Sub-total	33,001	31,214	62,299	55,049
Turkey	776	1,873	1,543	3,949
Total	$33,777	$33,087	$63,842	$58,998

(a)
The acquisition of the ConAgra chicken division has been accounted for as a purchase, and the results of operations for this acquisition have been included in our consolidated results of operations since November 23, 2003, the acquisition date.

(b)	Includes our Puerto Rico operations.

(c)	Included in the three months and six months ended April 2, 2005 are $4.4 million in additional proceeds from the final resolution of our 2004 turkey restructuring activities.

(d)
Includes amortization of capitalized financing costs of approximately $0.6 million and $0.5 million for the three month periods and $1.2 million and $1.0 million for the six month periods ending April 2, 2005 and April 3, 2004, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Profitability in the poultry industry is materially affected by the commodity prices of feed ingredients, chicken and turkey, which are determined by supply and demand factors. As a result, the chicken and turkey industries are subject to cyclical earnings fluctuations. Cyclical earnings fluctuations can be mitigated somewhat by:

- Business strategy;
- Product mix;
- Sales and marketing plans; and
- Operating efficiencies.

In an effort to reduce price volatility and to generate higher, more consistent profit margins, we have concentrated on the production and marketing of prepared foods products. Prepared foods products generally have higher profit margins than our other products. Feed ingredient purchases are the single largest component of our cost of goods sold, representing approximately 25% of our cost of goods sold in the first six months of fiscal year 2005. The production of feed ingredients is positively or negatively affected primarily by weather patterns throughout the world, the global level of supply inventories, demand for feed ingredients and the agricultural policies of the United States and foreign governments. As further processing is performed, feed ingredient costs become a decreasing percentage of a product’s total production costs. Products sold in this form enable us to charge a premium, reduce the impact of feed ingredient costs on our profitability and improve and stabilize our profit margins.

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

The following table presents certain information regarding our segments (in thousands):

	Three Months Ended		Six Months Ended
	April 2, 2005	April 3, 2004	April 2, 2005	April 3, 2004(a)
			(26 Weeks)	(27 Weeks)

Net Sales to Customers:
Chicken and Other Products:
United States (b)	$1,238,921	$1,235,005	$2,428,806	$2,092,437
Mexico	99,073	95,792	197,660	189,404
Sub-total	1,337,994	1,330,797	2,626,466	2,281,841
Turkey	37,328	54,110	117,102	147,434
Total	$1,375,322	$1,384,907	$2,743,568	$2,429,275
Operating Income:
Chicken and Other Products:
United States (b)	$83,596	$69,855	$173,752	$121,869
Mexico	10,843	2,997	16,467	(2,449))
Sub-total	94,439	72,852	190,219	119,420
Turkey(c)	(5,484))	(11,341))	(10,249)	(27,101))
Total	$88,955	$61,511	$179,970	$92,319
Depreciation and Amortization(d)
Chicken and Other Products:
United States (b)	$29,939	$28,188	$56,104	$48,804
Mexico	3,062	3,026	6,195	6,245
Sub-total	33,001	31,214	62,299	55,049
Turkey	776	1,873	1,543	3,949
Total	$33,777	$33,087	$63,842	$58,998

(a)
The acquisition of the ConAgra chicken division has been accounted for as a purchase, and the results of operations for this acquisition have been included in our consolidated results of operations since November 23, 2003, the acquisition date.

(b)	Includes our Puerto Rico operations.

(c)	Included in the three months and six months ended April 2, 2005 are $4.4 million in additional proceeds from the final resolution of our 2004 turkey restructuring activities.

(d)
Includes amortization of capitalized financing costs of approximately $0.6 million and $0.5 million for the three month periods and $1.2 million and $1.0 million for the six month periods ending April 2, 2005 and April 3, 2004, respectively.

The following table presents certain items as a percentage of net sales for the periods indicated:

	Percentage of Net Sales
	Three Months Ended		Six Months Ended
	April 2, 2005	April 3, 2004	April 2, 2005	April 3, 2004
Net Sales	100.0%	100.0%	100.0%	100.0%
Costs and Expenses:
Cost of sales	88.5%	91.1%	88.6%	91.7%
Gross profit	11.5%	8.9%	11.4%	8.3%
Selling, general and administrative	5.0%	4.5%	4.9%	4.5%
Operating Income	6.5%	4.4%	6.5%	3.8%
Interest Expense, net	0.7%	1.0%	0.8%	1.1%

Income before Income Taxes	6.6%	3.4%	6.2%	2.7%
Net Income	4.1%	2.4%	3.8%	1.8%

Results of Operations

The change in our results of operations for the first six months of fiscal 2005 as compared to the same period in fiscal 2004 is impacted by the effect of the November 23, 2003, purchase of all the outstanding stock of the corporations represented as ConAgra Foods, Inc. (“ConAgra”) chicken division (“ConAgra chicken division”). We sometimes refer to this acquisition as “the fiscal 2004 acquisition.” The acquired business has been included in our results of operations for only 19 of the 27 weeks in the first six months of fiscal 2004.

Our first six months of fiscal 2005 included 26 weeks versus the first six months of fiscal 2004, which included 27 weeks, resulting in a decrease in each of the categories discussed in our results of operations by approximately 3.7%, as compared to the corresponding period in the preceding year. As this change impacted all the Income Statement categories in a reasonably consistent manner, no separate discussion of this factor is included in our results of operations discussion, unless the impact of the applicable category varied from the increase described above.

Fiscal Second Quarter 2005 Compared to Fiscal Second Quarter 2004

Net Sales. Net Sales for the second quarter of fiscal 2005 decreased $9.6 million, or (0.7)%, over the second quarter of fiscal 2004. The following table provides additional information regarding net sales (in millions):

	Fiscal Quarter Ended	Change from Fiscal Quarter Ended
	April 2,	April 3,	Percentage
Source	2005	2004	Change

Chicken and other products:
United States-
Chicken	$1,090.8	$22.6	2.1%	(a	)
Other products	148.1	(18.7)	(11.2)%	(b	)
	$1,238.9	$3.9	0.0%

Mexico-
Chicken	$90.9	$1.9	2.1%	(c	)
Other products	8.2	1.4	20.6%	(d	)
	$99.1	$3.3	3.4%

Turkey	$37.3	$(16.8)	(31.1)%	(e	)
	$1,375.3	$(9.6)	(0.7)%

(a)	U.S. chicken sales increased primarily due to a 3.4% increase in pounds produced partially offset by a 1.2% decrease in net revenue per pound produced.

(b)	U.S. sales of other products decreased primarily due to lower selling prices for certain chicken by-products, commercial eggs and wholesale feed.

(c)	Mexico chicken sales increased primarily due to a 5.3% increase in net revenue per pound, offset partially by a 3.0% decline in pounds produced.

(d)	The increase in Mexico sales of other products was primarily due to increased sales of certain chicken by-products.

(e)
The decrease in turkey sales was due to a decrease in turkey production created by the restructuring of the turkey division in fiscal 2004 as described in our Annual Report on Form 10-K for the fiscal year ended October 2, 2004, offset somewhat by a change in sales mix away from commodity products which also resulted from the restructuring.

Gross Profit. Gross profit increased $35.1 million, or 28.4%, in the second quarter of fiscal 2005 compared to the second quarter of fiscal 2004.

The following table provides gross profit information (in millions):

	Quarter	Change From
	Ended	Quarter Ended		Percentage of	Percentage
	April 2,	April 3,	Percentage	Net Sales	of Net Sales
Components	2005	2004	Change	Fiscal 2005	Fiscal 2004

Net sales	$1,375.3	$(9.6)	(0.7)%	100.0%	100.0%
Cost of sales	1,216.8	(44.7)	(3.5)%	88.5	91.1	(a	)

Gross profit	$158.5	$35.1	28.4%	11.5%	8.9%	(b	)

(a)
U.S. operations cost of sales decreased $39.5 million primarily due to a 23.6% decrease in the per pound cost of feed ingredients, partially offset by a 3.4% increase in pounds produced. Mexico operations cost of sales decreased $5.2 million primarily due to a 24.9% decrease in the per pound cost of feed ingredients and a 3.0% decrease in pounds produced.

(b)
U.S. gross profit increased $26.7 million due primarily to a 23.6% reduction in the per pound cost of chicken feed ingredients and a $3.6 million improvement in our turkey operations. Mexico operations gross profit increased $8.4 million due primarily to a 24.9% reduction in the per pound cost of feed ingredients and a 5.3% increase in net revenue per pound produced, offset partially by a 3.0% decrease in pounds produced.

Operating Income. Operating income for the second quarter of fiscal 2005 increased $27.5 million when compared to the second quarter of fiscal 2004.

		Change from
	Quarter Ended	Quarter Ended		Percentage	Percentage
	April 2,	April 3,	Percentage	of Net Sales	of Net Sales
Components	2005	2004	Change	Fiscal 2005	Fiscal 2004

Gross profit	$158.5	$35.1	28.4%	11.5%	8.9%
Selling, general and administrative expense	69.5	7.6	12.3%	5.0	4.5	(a	)

Operating income	$89.0	$27.5	44.7%	6.5%	4.4	(b	)

(a)	Selling, general and administrative expenses increased due to increased sales of prepared foods and due to profit based retirement and compensation plans.

(b)	Increase in operating income is due to the items discussed above under gross profit, offset by increases in selling, general and administrative expenses discussed above.

Interest Expense. Consolidated net interest expense decreased 31.1% to $9.3 million in the second quarter of fiscal 2005, when compared to $13.5 million for the second quarter of fiscal 2004, due primarily to lower average debt in the current quarter. As a percentage of sales, interest expense in the second quarter of fiscal 2005 decreased to 0.7% from 1.0% in the second quarter of fiscal 2004.

Miscellaneous, Net. Consolidated miscellaneous, net expense (income) which increased ($12.0) million to ($10.7) million, consisted mainly of a non-recurring gain of $11.7 million associated with a litigation settlement reached. See Note C to the consolidated financial statements included elsewhere herein.

Income Tax Expense. Consolidated income tax expense in the second quarter of fiscal 2005 was $34.2 million, compared to an income tax expense of $13.6 million in the second quarter of fiscal 2004. This increase in consolidated income tax expense was primarily caused by higher pretax earnings in the U.S. for the second quarter of fiscal 2005 and an increase in the effective tax rate in Mexico due primarily to a tax benefit being recorded on our Mexico operations in the second quarter of fiscal 2004.

First Six Months of Fiscal 2005 Compared to First Six Months of Fiscal 2004

Net Sales. Net Sales for the first six months of fiscal 2005 increased $314.3 million, or 12.9%, over the first six months of fiscal 2004. The following table provides additional information regarding net sales (in millions):

	First Six Months Ended	Change from First Six Months Ended
	April 2,	April 3,	Percentage
Source	2005	2004	Change

Chicken and other products:
United States-
Chicken	$2,115.3	$303.1	16.7%	(a	)
Other products	313.6	33.3	11.9%	(b	)
	$2,428.9	$336.4	16.1%

Mexico-
Chicken	$187.8	$9.9	5.6%	(c	)
Other products	9.8	(1.7)	(14.8)%	(d	)
	$197.6	$8.2	4.3%

Turkey	$117.1	$(30.3)	(20.6)%	(e	)
	$2,743.6	$314.3	12.9%

(a)	U.S. chicken sales increased primarily due to the fiscal 2004 acquisition.

(b)
U.S. sales of other products increased primarily due to the fiscal 2004 acquisition which included several distribution centers which had a larger proportion of beef, pork, and other non-poultry products than did our existing distribution centers.

(c)	Mexico chicken sales increased primarily due to a 12.7% increase in net revenue per pound produced, partially offset by a 6.3% reduction in pounds produced.

(d)	The decrease in Mexico sales of other products was primarily due to a reduction of outside feed sales, primarily due to price declines.

(e)
The decrease in turkey sales was due to a decrease in turkey production created by the restructuring of the turkey division in fiscal 2004 as described in our Annual Report on Form 10-K for the fiscal year ended October 2, 2004, offset somewhat by a change in sales mix away from commodity products which also resulted from the restructuring.

Gross Profit. Gross profit increased $113.4 million, or 56.6%, in the first six months of fiscal 2005 compared to the first six months of fiscal 2004.

The following table provides gross profit information (in millions):

	Six Months	Change From
	Ended	Six Months Ended		Percentage of	Percentage
	April 2,	April 3,	Percentage	Net Sales	of Net Sales
Components	2005	2004	Change	Fiscal 2005	Fiscal 2004

Net sales	$2,743.6	$314.3	12.9%	100.0%	100.0%
Cost of sales	2,429.7	200.9	9.0%	88.6	91.7	(a	)

Gross profit	$313.9	$113.4	56.6%	11.4%	8.3%	(b	)

(a)
U.S. operations cost of sales increased $211.8 million primarily due to a 19.4% increase in pounds produced which was primarily due to the fiscal 2004 acquisition, partially offset by a 21.4% reduction in the per pound cost of feed ingredients. Mexico operations cost of sales decreased $10.9 million primarily due to a 24.7% decrease in the per pound cost of feed ingredients and a 6.3% decrease in dressed pounds produced which is primarily due to the current six month period having 26 weeks, which is 3.7% less than the 27 weeks contained in the same period last year.

(b)
U.S. gross profit increased $94.2 million due primarily to a 21.4% reduction in the per pound cost of feed ingredients and a $12.0 million improvement in our turkey operations, due primarily to the previously mentioned turkey restructuring. Mexico operations gross profit increased $19.2 million due primarily to a 12.7% increase in net revenue per pound produced and a 20.1% reduction in per pound cost of feed ingredients, offset partially by a 6.3% decline in pounds produced.

Operating Income. Operating income for the first six months of fiscal 2005 increased $87.6 million when compared to the first six months of fiscal 2004.

	Six Months	Change from
	Ended	Six Months Ended		Percentage	Percentage
	April 2,	April 3,	Percentage	of Net Sales	of Net Sales
Components	2005	2004	Change	Fiscal 2005	Fiscal 2004

Gross profit	$313.9	$113.4	56.6%	11.4%	8.3%
Selling, general and administrative expense	133.9	25.8	23.9%	4.9	4.5	(a	)

Operating income	$180.0	$87.6	94.8%	6.5%	3.8%	(b	)

(a)
Increase is primarily due to the inclusion of the fiscal 2004 acquisition for the full first six months of fiscal 2005, increased sales of prepared foods products and due to profit based retirement and compensation plans.

(b)	Increase in operating income is due to the items discussed above under gross profit, offset by increased selling, general and administrative expenses discussed above.

Interest Expense. Consolidated net interest expense decreased 17.3% to $21.5 million in the first six months of fiscal 2005, when compared to $26.0 million for the first six months of fiscal 2004, due primarily to lower average debt in the current period. As a percentage of sales, interest expense in the first six months of fiscal 2005 decreased to 0.8% from 1.1% in the first six months of fiscal 2004.

Miscellaneous, Net. Consolidated miscellaneous, net expense (income) of ($11.7) million increased ($12.8) million versus the same period last year, consisting mainly of a nonrecurring gain of $11.7 million associated with a litigation settlement reached. See Note C to the consolidated financial statements included elsewhere herein.

Income Tax Expense. Consolidated income tax expense in the first six months of fiscal 2005 was $65.6 million, compared to an income tax expense of $21.9 million in the first six months of fiscal 2004. This increase in consolidated income tax expense was primarily caused by higher pretax earnings in the United States for the first six months of fiscal 2005 and a change in Mexican tax law in December 2004.

Liquidity and Capital Resources

The following table presents our available sources of liquidity as of April 2, 2005. See our Annual Report on Form 10-K for the fiscal year ended October 2, 2004 for a detailed description of each facility discussed below.

	Facility	Available	Amount	Available
Source of Liquidity	Amount	Borrowing	Outstanding	Liquidity
(in millions)

Cash and cash equivalents	$--	$--	$--	$147.8
Debt Facilities:
Revolving credit facilities	168.0	125.5	--	125.5
Revolving/term facility	500.0	500.0	--	500.0

Receivables purchase
agreement	125.0	125.0	--	125.0

Total available liquidity				$898.3

At April 2, 2005, our working capital increased to $492.3 million and our current ratio increased to 1.87 to 1, compared with working capital of $383.7 million and a current ratio of 1.61 to 1 at October 2, 2004, primarily due to the working capital changes discussed below.

Trade accounts and other receivables were $291.1 million at April 2, 2005, compared to $324.2 million at October 2, 2004. The $33.1 million, or 10.2%, decrease in trade accounts and other receivables was primarily due to reduced sales in the second quarter of fiscal 2005 compared to the fourth quarter of fiscal 2004 due to cyclicality.

Inventories were $571.7 million at April 2, 2005, compared to $610.0 million at October 2, 2004. The $38.3 million, or 6.3%, decrease in inventories was primarily due to a decrease in finished products.

Accounts payable and accrued liabilities decreased $68.2 million to $556.9 million at April 2, 2005, compared to $625.1 million at October 2, 2004 due primarily to normal fluctuations with respect to the timing of payments.

Capital expenditures of $52.2 million and $40.0 million for the six months ended April 2, 2005 and April 3, 2004, respectively, were primarily incurred to improve efficiencies, reduce costs and for the routine replacement of equipment. We anticipate spending approximately $150.0 million to $175.0 million in fiscal 2005 to improve efficiencies, expand capacities and for the routine replacement of equipment. We expect to finance such expenditures with current cash, available operating cash flows and existing revolving/term and revolving credit facilities.

Cash flows provided by operating activities were $172.8 million and $159.9 million for the six months ended April 2, 2005 and April 3, 2004, respectively. The increase in cash flows provided by operating activities for the first six months of fiscal 2005, when compared to the first six months of fiscal 2004, was due primarily to improvements in profitability and the fiscal 2004 acquisition, as well as changes in working capital items described above.

Cash flows (used) provided by financing activities were ($14.4) million and $213.8 million for the six months ended April 2, 2005 and April 3, 2004, respectively. The decrease in cash provided by financing activities for the first six months of fiscal 2005, when compared to the first six months fiscal 2004, was due primarily to the debt issued to finance the fiscal 2004 acquisition.

We are a party to many routine contracts in which we provide general indemnities in the normal course of business to third parties for various risks. We have not recorded a liability for any of these indemnities, as the likelihood of payment in each case is considered remote.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Feed Ingredients

We purchase certain commodities, primarily corn and soybean meal. As a result, our earnings are affected by changes in the price and availability of such feed ingredients. As market conditions dictate, we will from time to time lock-in future feed ingredient prices using various hedging techniques, including forward purchase agreements with suppliers and futures contracts. We do not use such financial instruments for trading purposes and are not a party to any leveraged derivatives. Market risk is estimated as a hypothetical 10% increase in the weighted-average cost of our primary feed ingredients as of April 2, 2005. Based on our feed consumption during the six months ended April 2, 2005, such an increase would have resulted in an increase to cost of sales of approximately $61.3 million, excluding the impact of any hedging in that period.

Foreign Currency

Our earnings are affected by foreign exchange rate fluctuations related to the Mexico peso net monetary position of our Mexico subsidiaries. We manage this exposure primarily by attempting to minimize our Mexico peso net monetary position, but from time to time, we have considered executing hedges to help minimize this exposure. Such instruments, however, have historically not been economically feasible. We are also exposed to the effect of potential exchange rate fluctuations to the extent that amounts are repatriated from Mexico to the United States. However, we currently anticipate that the cash flows of our Mexico subsidiaries will continue to be reinvested in our Mexico operations. In addition, the Mexico peso exchange rate can directly and indirectly impact our results of operations and financial position in several ways, including potential economic recession in Mexico resulting from a devalued peso. The impact on our financial position and results of operations resulting from a hypothetical change in the exchange rate between the U.S. dollar and the Mexico peso cannot be reasonably estimated. Foreign currency exchange gains and losses, representing the change in the U.S. dollar value of the net monetary assets of our Mexico subsidiaries denominated in Mexico pesos, was a loss of $0.3 million in the first six months of fiscal 2005 compared to a loss of $0.3 million for the first six months of fiscal 2004. On April 2, 2005, the Mexico peso closed at 11.20 to 1 U.S. dollar, compared to 11.36 at October 2, 2004. No assurance can be given as to how future movements in the peso could affect our future earnings.

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

Forward Looking Statements

Statements of our intentions, beliefs, expectations or predictions for the future, denoted by the words “anticipate,” “believe,” “estimate,” “expect,” “project,” “imply,” “intend,” “foresee” and similar expressions, are forward-looking statements that reflect our current views about future events and are subject to risks, uncertainties and assumptions. Such risks, uncertainties and assumptions include the following:

·	Matters affecting the poultry industry generally, including fluctuations in the commodity prices of feed ingredients, chicken and turkey;
·	Additional outbreaks of avian influenza or other diseases affecting the production performance and/or marketability of the Company’s poultry products;
·	Contamination of our products, which has recently and can in the future lead to product liability claims and product recalls;
·	Exposure to risks related to product liability, product recalls, property damage and injuries to persons, for which insurance coverage is expensive, limited and potentially inadequate;
·	Management of our cash resources, particularly in light of our leverage;
·	Restrictions imposed by, and as a result of, our leverage;
·	Currency exchange rate fluctuations, trade barriers, exchange controls, expropriation and other risks associated with foreign operations;
·	Changes in laws or regulations or the application thereof affecting our operations, as well as competitive factors and pricing pressures;
·	Risks associated with the acquisition of ConAgra’s chicken division including possible unknown liabilities assumed in connection with the acquisition and loss of customers of the acquired business;
·	Inability to recognize the anticipated cost savings and anticipated benefits in connection with our recent turkey division restructuring; and
·	The impact of uncertainties of litigation as well as other risks described herein and under “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman, Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s management, including the Chairman, Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the SEC rules and forms.

In connection with the evaluation described above, other than the integration of the ConAgra chicken division acquisition historical account systems to the Company’s systems, the Company’s management, including the Chairman, Chief Executive Officer and Chief Financial Officer, identified no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended April 2, 2005, and that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On July 1, 2002, three individuals, on behalf of themselves and a putative class of chicken growers, filed their original class action complaint against us in the United States District Court for the Eastern District of Texas, Texarkana Division, styled “Cody Wheeler, et al. vs. Pilgrim’s Pride Corporation.” The complaint alleges that we violated the Packers and Stockyards Act (7 U.S.C. Section 192) and breached fiduciary duties allegedly owed to the plaintiff growers. The plaintiffs also brought individual actions under the Packers and Stockyards Act alleging common law fraud, negligence, breach of fiduciary duties and breach of contract. On March 14, 2003, the court entered an order dismissing the plaintiffs’ claim of breach of fiduciary duty and negligence. The plaintiffs also dropped the charges of fraud prior to the entering of the order by the court. The Company intends to defend vigorously the claims brought by the three individual growers in this case. If the plaintiffs elect to file a motion to certify this matter as a class action, the Company intends to oppose certification of the putative class. We do not expect this matter to have a material impact on our financial position, operations or liquidity.

In October 2002, a limited number of USDA environmental samples from our Franconia, Pennsylvania plant tested positive for Listeria. As a result, we voluntarily recalled all cooked deli products produced at the plant from May 1, 2002 through October 11, 2002. No illnesses have been linked to any of our recalled products, and none of such products have tested positive for the strain of Listeria associated with an outbreak in the Northeastern U.S. that occurred during the summer of 2002. However, following this recall, a number of demands and cases have been made and filed alleging injuries purportedly arising from the consumption of products produced at this facility. These include: “Lawese Drayton, Individually and as Personal Representative of the Estate of Raymond Drayton, deceased, Plaintiff, v. Pilgrim’s Pride Corporation, Jack Lambersky Poultry Company, Inc. d/b/a JL Foods Co, Inc., Defendants,” which was filed against us in the United States District Court for the Eastern District of Pennsylvania on April 15, 2003; “Laron Harvey, by his mother and natural guardian, Shakandra Hampton, and Shakandra Hampton in her own right v. Pilgrim’s Pride Corporation and Jack Lambersky Poultry Company, Inc.,” which was filed in the Pennsylvania Court of Common Pleas on May 5, 2003, and has since been removed to the U.S. District Court of the Eastern District of Pennsylvania in Philadelphia; “Ryan and Dana Patterson v. Pilgrim’s Pride Corporation and Jack Lambersky Poultry Company, et al” which was filed in the Superior Court of New Jersey, Law Division, Passaic County, on August 12, 2003; “Jamar Clarke, an infant under the age of fourteen (14) years, by his mother and natural guardian, Wanda Multrie Clarke, and Wanda Multrie Clarke, individually v. Pilgrim’s Pride Corporation d/b/a Wampler Foods, Inc., H. Schrier and Co., Inc., Board of Education of the City of New York and Public School 251” which was filed in the Supreme Court of the State of New York, County of Queens, on August 1, 2003; “Peter Roselle, as Administrator and Prosequendum for the Heirs-at-Law of Louis P. Roselle, deceased; and Executor of the Estate of Louis P. Roselle, deceased, and individually v. Pilgrim’s Pride Corporation, Wampler Foods, Inc., Jack Lambersky Poultry Company, Inc., d.b.a. J.L. Foods Co. Inc.” which was filed in the Superior Court of New Jersey, Law Division, Union County, on June 14, 2004; “Jody Levonchuk, administratrix of the Estate of Joseph Cusato v. Pilgrim’s Pride Corporation and Jack Lambersky Poultry Company” which was filed in the U.S. District Court for the Eastern District of Pennsylvania, on July 28, 2004; “Mary Samudovsky v. Pilgrim’s Pride Corporation and Jack Lambersky Poultry Company, Inc., et al,” which was filed in the Superior Court of New Jersey, Law Division: Camden County, and served on October 26, 2004; Nancy Cirigliano and Scott Fischer v. Pilgrim’s Pride Corporation and Jack Lambersky Poultry Company, et al,” which was filed in the Superior Court of New Jersey, Union County, on August 10, 2004; “Dennis Wysocki, as the Administrator of the Estate of Matthew Tyler Wysocki, deceased, and Dennis Wysocki and Karen Wysocki, individually v. Pilgrim’s Pride Corporation and Jack Lambersky Poultry Company, et al,” which was filed in the Supreme Court of the State of New York, County of New York, on July 30, 2004; “Randi Carden v. Pilgrim’s Pride Corporation and Jack Lambersky Poultry Company, et al,” which was filed in the Superior Court of New Jersey, Camden County, on August 10, 2004; and “Catherine Dillon, individually and as guardian ad litem for her infant son, Brian Dillon, and Joseph Dillon, individually” v. Pilgrim’s Pride Corporation and Jack Lambersky Poultry Company, et al,” which was filed in the Superior Court of New Jersey, Essex County, on September 10, 2004. On August 20, 2004, the Estate of Frank Niemtzow refiled his individual action from the previously filed and voluntarily dismissed class action suit. Neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to any of these cases can be determined at this time. These cases are in various stages of litigation, and we believe we have meritorious defenses to each of the claims, which we intend to vigorously defend. After considering our available insurance coverage, we do not expect any of these matters to have a material impact on our financial position, operations or liquidity.

On December 31, 2003, we were served with a purported class action complaint styled “Angela Goodwin, Gloria Willis, Johnny Gill, Greg Hamilton, Nathan Robinson, Eddie Gusby, Pat Curry, Persons Similarly Situated v. ConAgra Poultry Company and Pilgrim’s Pride, Incorporated” in the United States District Court, Western District of Arkansas, El Dorado Division, alleging racial and age discrimination at one of the facilities we acquired from ConAgra. One of the named plaintiffs, Gloria Willis, was voluntarily dismissed from this action. We believe we have meritorious defenses to the class certification as well as the individual claims and we intend to vigorously oppose class certification and defend these claims. The ultimate liability with respect to these claims cannot be determined at this time; however, we do not expect this matter to have a material impact on our financial position, operations or liquidity.

We are subject to various other legal proceedings and claims, which arise in the ordinary course of our business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect our financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

Pilgrim’s Pride Corporation held its Annual Meeting of Shareholders on January 26, 2005. The meeting was held to elect thirteen Directors for the ensuing year; to appoint Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending October 1, 2005; and to transact such other business as was properly brought before the meeting. There were 566,220,545 votes received, constituting 95.11% of the 595,348,066 votes outstanding on the record date and entitled to vote. With regard to the election of Directors for the ensuing year, the following votes were cast:

NOMINEE	FOR	WITHHELD
Lonnie “Bo” Pilgrim	558,502,925	7,717,620
Clifford E. Butler	558,986,177	7,234,368
O.B. Goolsby	558,990,493	7,230,052
Richard A. Cogdill	558,940,904	7,279,641
Lonnie Ken Pilgrim	558,511,814	7,708,731
Charles L. Black	565,800,970	419,575
Linda Chavez	565,987,499	233,046
S. Key Coker	565,958,004	262,541
Keith W. Hughes	565,989,668	230,877
Blake D. Lovette	565,684,893	535,652
Vance C. Miller, Sr.	565,806,033	414,512
James G. Vetter, Jr.	558,516,279	7,704,266
Donald L. Wass, Ph.D.	565,805,084	415,461

All Directors were elected by the above results.

With regard to ratifying the appointment of Ernst & Young LLP as the Company’s independent auditors for fiscal 2005, the following votes were cast:

FOR	AGAINST	ABSTAIN
565,869,728	336,532	14,285

Item 6. Exhibits

12.1	Statement regarding Computation of Ratios*

31.1	Certification of Co-Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Co-Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Co-Principal Executive Officer of Pilgrim’s Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Co-Principal Executive Officer of Pilgrim’s Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.3	Certification of Chief Financial Officer of Pilgrim’s Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PILGRIM’S PRIDE CORPORATION

/s/ Richard A.Cogdill
Date:	April 25, 2005	Richard A. Cogdill
Executive Vice President,
Chief Financial Officer,
Secretary and Treasurer
(Principal Financial Officer,
Chief Accounting Officer and
Authorized Signatory)

EXHIBIT INDEX

12.1	Statement regarding Computation of Ratios*

31.1	Certification of Co-Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Co-Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Co-Principal Executive Officer of Pilgrim’s Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Co-Principal Executive Officer of Pilgrim’s Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.3	Certification of Chief Financial Officer of Pilgrim’s Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith