Form 10-Q
period 2005-07-02
PILGRIMS PRIDE CORP
filed 2005-07-25
CIK 802481

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File number 1-9273

PILGRIM’S PRIDE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	75-1285071
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4845 US Hwy 271 N., Pittsburg, TX	75686-0093
(Address of principal executive offices)	(Zip code)

(903) 434-1000
(Registrant’s telephone number, including area code)

110 South Texas Street, Pittsburg, TX 75686
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

Number of shares outstanding of the issuer’s common stock, as of July 22, 2005, was 66,555,733.

INDEX PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
Consolidated balance sheets July 2, 2005 and October 2, 2004
Consolidated income statements Three months and nine months ended July 2, 2005 and July 3, 2004
Consolidated statements of cash flows Nine months ended July 2, 2005 and July 3, 2004
Notes to consolidated financial statements as of July 2, 2005
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Item 4.	Controls and Procedures

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings
Item 6.	Exhibits

SIGNATURES
EXHIBIT INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Pilgrim's Pride Corporation
Consolidated Balance Sheets
(Unaudited)
	July 2, 2005	October 2, 2004
	(In thousands, except share and per share data)
Assets
Current Assets:
Cash and cash equivalents	$297,821	$38,165
Trade accounts and other receivables, less allowance for doubtful accounts	266,278	324,187
Inventories	573,260	609,997
Current deferred income taxes	6,577	6,577
Other current assets	41,522	38,302
Total Current Assets	1,185,458	1,017,228

Other Assets	48,025	50,086
Property, Plant and Equipment:
Land	52,049	52,980
Buildings, machinery and equipment	1,601,434	1,558,536
Autos and trucks	54,128	55,693
Construction-in-progress	69,562	29,086
	1,777,173	1,696,295
Less accumulated depreciation	(607,806)	(517,620)
	1,169,367	1,178,675
	$2,402,850	$2,245,989
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$258,638	$314,565
Accrued expenses	293,740	256,064
Income taxes payable	55,581	54,445
Current maturities of long-term debt	8,552	8,428
Total Current Liabilities	616,511	633,502

Long-Term Debt, Less Current Maturities	521,087	535,866
Deferred Income Taxes	153,286	152,455
Minority Interest in Subsidiary	1,338	1,210
Commitments and Contingencies	--	--

Stockholders’ Equity:
Preferred stock, $.01 par value, 5,000,000 authorized shares; none issued	--	--
Common stock - $.01 par value, 160,000,000 authorized shares; 66,826,833 issued	668	668
Additional paid-in capital	431,662	431,662
Retained earnings	679,797	492,542
Accumulated other comprehensive income (loss)	69	(348)
Less treasury stock, 271,100 shares	(1,568)	(1,568)
Total Stockholders’ Equity	1,110,628	922,956
	$2,402,850	$2,245,989

See notes to consolidated financial statements.

Pilgrim’s Pride Corporation and Subsidiaries Consolidated Income Statements (Unaudited)

	Three Months Ended		Nine Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005 (39 Weeks)	July 3, 2004 (40 Weeks)
	(in thousands, except share and per share data)
Net Sales	$1,440,039	$1,447,995	$4,183,607	$3,877,270
Costs and Expenses:
Cost of sales	1,209,540	1,273,792	3,639,213	3,502,632
Cost of sales-restructuring	--	55,982	--	55,982
Selling, general and administrative	94,506	73,181	228,431	181,297
Other restructuring charges	--	7,923	--	7,923

	1,304,046	1,410,878	3,867,644	3,747,834

Operating income	135,993	37,117	315,963	129,436

Other Expense (Income):
Interest expense, net	12,322	14,690	33,864	40,658
Foreign exchange (gain) loss	(94)	65	(420)	328
Miscellaneous, net	88	285	(11,659)	1,222
	12,316	15,040	21,785	42,208

Income before income taxes	123,677	22,077	294,178	87,228
Income tax expense	38,324	12,263	103,928	34,178
Net income	$85,353	$9,814	$190,250	$53,050

Net income per common share - basic and diluted	$1.28	$0.15	$2.86	$0.86
Dividends per common share	$0.015	$0.015	$0.045	$0.045

Weighted average shares outstanding	66,555,733	66,555,733	66,555,733	61,376,254

See notes to consolidated financial statements.

Pilgrim’s Pride Corporation and Subsidiaries Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	July 2, 2005 (39 Weeks)	July 3, 2004 (40 Weeks)
	(in thousands)
Cash Flows From Operating Activities:
Net income	$190,250	$53,050
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	94,263	88,120
Non-cash restructuring charges	--	44,279
Loss on property disposals	2,952	1,631
Deferred income taxes	830	9,117
Changes in operating assets and liabilities:
Accounts and other receivables	57,909	38,639
Inventories	36,737	(90,158)
Other current assets	(3,220)	(15,520)
Accounts payable, accrued expenses and income taxes payable	(17,115)	96,525
Other	299	60
Cash provided by operating activities	362,905	225,743

Investing Activities:
Acquisitions of property, plant and equipment	(90,148)	(55,837)
Business acquisition, net of equity consideration	--	(304,592)
Proceeds from property disposals	4,278	1,079
Other, net	196	820
Cash used in investing activities	(85,674)	(358,530)

Financing Activities:
Borrowing for acquisition	--	300,767
Proceeds from notes payable to banks	--	70,000
Repayments of notes payable to banks	--	(70,000)
Proceeds from long-term debt	--	294,345
Payments on long-term debt	(14,655)	(430,285)
Equity and debt issue cost	--	(8,991)
Cash dividends paid	(2,995)	(2,995)
Cash provided by (used for) financing activities	(17,650)	152,841

Effect of exchange rate changes on cash and cash equivalents	75	179
Increase in cash and cash equivalents	259,656	20,233
Cash and cash equivalents at beginning of period	38,165	16,606
Cash and Cash Equivalents at End of Period	$297,821	$36,839

Supplemental Non-cash Disclosure Information:
Business acquisition, equity consideration (before cost of issuance)	$--	$357,475

See notes to consolidated financial statements.

PILGRIM’S PRIDE CORPORATION
July 2, 2005

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE A—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Pilgrim’s Pride Corporation (referred to herein as “Pilgrim’s,”“the Company,”“we,”“us,”“our” or similar terms) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S.”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments unless otherwise disclosed) considered necessary for a fair presentation have been included. Operating results for the period ended July 2, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending October 1, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in Pilgrim’s Annual Report on Form 10-K for the fiscal year ended October 2, 2004.

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

Total comprehensive income was $85.5 million and $10.7 million for the three months and $190.7 million and $53.9 million for the nine months ended July 2, 2005 and July 3, 2004, respectively.

In the third quarter of fiscal 2005 we determined that the consolidated financial statements for the first and second quarters of fiscal 2005 included certain reclassification entries reducing selling, general and administrative expense that we now believe should have been more appropriately reflected as a reduction in cost of sales. As a result, we have reclassified a consolidating entry totaling approximately $11.3 million ($5.7 million related to the first quarter and $5.6 million related to the second quarter) having the effect of decreasing cost of sales and increasing selling, general and administrative expenses during the third quarter to adjust for these prior entries. The impact of this reclassification on the third quarter of fiscal 2005 resulted in an increase in selling, general and administrative expenses and a decrease to cost of sales, of 0.8% each, as a percentage of net sales.

Certain reclassifications have been made to prior periods to conform to current presentations.

PILGRIM’S PRIDE CORPORATION
July 2, 2005

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

Pro Forma Financial Information:

Nine Months Ended
(In thousands except for share and per share data)	July 3, 2004 (40 Weeks)
Net sales	$4,338,061
Depreciation and amortization	$95,165
Operating income	$154,950
Interest expense, net	$45,029
Income before taxes	$110,547
Net income	$67,509
Net income per common share	$1.01
Weighted average shares outstanding	66,555,733

NOTE C—NON-RECURRING ITEM AND RESTRUCTURING

In March 2005, the Company, through arbitration, settled litigation related to a breach of contract that occurred in a prior year. The settlement resulted in a non-recurring gain of $11.7 million being recognized and recorded in miscellaneous, net during the second quarter.

On April 26, 2004, the Company announced a plan to restructure its turkey division, including the sale or closure of some facilities in Virginia. The Company immediately placed the facility and related property and equipment for sale. In accordance with Statement of Financial Accounting Standards No. 144 (SFAS 144), as of the announcement date the Company classified these facilities as held for sale on its balance sheet. The Company recorded in the third quarter of fiscal 2004, as cost of sales-restructuring, charges of approximately $56.0 million representing a non-cash asset impairment charge of $44.3 million to write down the facility and related property and equipment to its fair value less selling cost which is estimated at approximately $2 million along with approximately $11.7 million in related charges, primarily inventory losses on discontinued products. The Company also recorded as other restructuring charges, approximately $7.9 million related to exit and severance costs in connection with the restructuring. The Company sold the Virginia turkey facilities in the fourth quarter of fiscal 2004.

PILGRIM’S PRIDE CORPORATION
July 2, 2005

NOTE D—INVENTORIES

Inventories consist of the following:	July 2, 2005	October 2, 2004
	(in thousands)
Chicken:
Live chicken and hens	$197,285	$207,129
Feed, eggs and other	135,299	118,939
Finished chicken products	193,619	218,563
	526,203	544,631
Turkey:
Live turkey and hens	7,389	8,306
Feed, eggs and other	6,451	6,017
Finished turkey products	33,217	51,043
	47,057	65,366
Total Inventories	$573,260	$609,997

NOTE E—NOTES PAYABLE AND LONG-TERM DEBT

As of July 2, 2005, we had a $168.0 million revolving credit facility, after the expiration of our Mexico revolving credit facility in December 2004, and a $500.0 million secured revolving/term borrowing facility. There were no borrowings under the $500.0 million revolving/term borrowing facility at July 2, 2005 and $500.0 million was available under this facility. Under the $168.0 million revolving credit facility, $133.5 million was available for borrowing at July 2, 2005.

Interest expense, net represents interest expense net of interest income and capitalized interest. Total interest expense was $12.7 million and $15.6 million for the three-month periods ended July 2, 2005 and July 3, 2004, and $38.9 million and $43.6 million for the nine-month periods ended July 2, 2005 and July 3, 2004, respectively.

NOTE F—INCOME TAXES

Under new tax legislation, the American Jobs Creation Act of 2004, corporations are allowed to distribute some or all of the permanently reinvested earnings in foreign subsidiaries as cash dividends and elect to receive a dividends received deduction for U.S. income tax purposes equal to 85% of such dividend, with certain restrictions. The dividends received deduction effectively taxes these dividends at 5.25% for U.S. income tax purposes. The new tax legislation can be applied by the Company in either Fiscal 2005 or Fiscal 2006, but such deduction may be received in only one of those years. The Company has not provided any deferred income taxes on the undistributed earnings of its Mexico subsidiaries based upon its determination that such earnings will be indefinitely reinvested. As of October 2, 2004, the cumulative undistributed earnings of these subsidiaries were approximately $230.0 million. The Company has not completed its evaluation of what actions, if any, will be taken as a result of the American Jobs Creation Act of 2004. In addition, the distribution of earnings from Mexico to the U.S. could result in additional taxes being paid under Mexican law. The Company expects to complete its evaluation during 2005.

PILGRIM’S PRIDE CORPORATION
July 2, 2005
NOTE G—RELATED PARTY TRANSACTIONS

Lonnie “Bo” Pilgrim, the Chairman and, through certain related entities, the major stockholder of the Company (collectively, the “major stockholder”), owns an egg laying and a chicken growing operation. In addition, at certain times during the year, the major stockholder purchases from the Company live chickens and hens and certain feed inventories during the grow-out process and then contracts with the Company to resell the birds at maturity using a market-based formula, with price subject to a ceiling price calculated at his cost plus two percent. Purchases made by the Company under this agreement resulted in an operating margin to the major stockholder of $8,454 and $9,259 during the quarters, and $1,003,823 and $1,044,747 during the nine months ended July 2, 2005 and July 3, 2004, respectively, on gross amounts paid by the Company to the major stockholder as described below in “Live chicken purchases and other payments to major stockholder.”

Transactions with related parties are summarized as follows:

	Three Months Ended		Nine Months Ended
	July 2,	July 3,	July 2,	July,3,
	2005	2004	2005	2004
	(in thousands)
Lease payments on commercial egg property	$188	$188	$563	$563
Chick, feed and other sales to major stockholder, including advances	$368	$446	$50,854	$53,475
Live chicken purchases and other payments to major stockholder	$602	$660	$53,664	$53,763
Loan guaranty fees	$452	$614	$1,350	$2,098
Lease payments and operating expenses on airplane	$133	$143	$409	$400

NOTE H—COMMITMENTS and CONTINGENCIES

At July 2, 2005, the Company had $34.5 million in letters of credit outstanding relating to normal business transactions.

In October 2002, a limited number of USDA environmental samples from our Franconia, Pennsylvania plant tested positive for Listeria. As a result, we voluntarily recalled all cooked deli products produced at the plant from May 1, 2002 through October 11, 2002. No illnesses associated with the Listeria strain in a Northeastern outbreak have been linked to any of our products and none of our products have tested positive for the outbreak strain. However, in connection with this recall, we have been named as a defendant in thirteen lawsuits brought by individuals generally alleging injuries resulting from contracting Listeria monocytogenes. We believe that we have meritorious defenses to these claims and intend to assert vigorous defenses to the litigation. After considering our available insurance coverage, we do not expect these cases to have a material impact on our financial position, operations or liquidity.

We are subject to various other legal proceedings and claims which arise in the ordinary course of our business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

PILGRIM’S PRIDE CORPORATION
July 2, 2005
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

Our turkey segment includes sales of turkey products produced in our turkey operations and operates exclusively in the U.S.

Inter-area sales and inter-segment sales, which are not material, are accounted for at prices comparable to normal trade customer sales. Certain expenses are allocated to Mexico based upon various apportionment methods for specific expenditures incurred related thereto with the remaining amounts allocated to the U.S. portions of the segments based on number of employees.

PILGRIM’S PRIDE CORPORATION
July 2, 2005

The following table presents certain information regarding our segments (in thousands):

	Three Months Ended		Nine Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004(a)
			(39 Weeks)	(40 Weeks)

Net Sales to Customers:
Chicken and Other Products:
United States (b)	$1,282,381	$1,284,740	$3,711,187	$3,377,177
Mexico	120,120	96,969	317,780	286,373
Sub-total	1,402,501	1,381,709	4,028,967	3,663,550
Turkey	37,538	66,286	154,640	213,720
Total	$1,440,039	$1,447,995	$4,183,607	$3,877,270
Operating Income:
Chicken and Other Products:
United States (b)	$123,429	$116,930	$297,181	$238,799
Mexico	18,918	(1,692)	35,385	(4,141)
Sub-total	142,347	115,238	332,566	234,658
Turkey(c)	(6,354)	(78,121)	(16,603)	(105,222)
Total	$135,993	$37,117	$315,963	$129,436
Depreciation and Amortization(d)
Chicken and Other Products:
United States (b)	$25,750	$24,161	$82,630	$72,965
Mexico	3,049	3,063	9,244	9,308
Sub-total	28,799	27,224	91,874	82,273
Turkey	1,622	1,898	2,389	5,847
Total	$30,421	$29,122	$94,263	$88,120

(a)
The acquisition of the ConAgra chicken division has been accounted for as a purchase and the results of operations for this acquisition have been included in our consolidated results of operations since November 23, 2003, the acquisition date.

(b)	Includes our Puerto Rico operations.

(c)
Included in the three months ended July 2, 2005 is $0.8 million and in the nine months ended July 2, 2005 is $5.2 million in additional proceeds from the final resolution of our 2004 turkey restructuring activities. Included in the three and nine months ended July 3, 2004 is $56.0 million of restructuring charges included in cost of sales-restructuring and $7.9 million in related exit and severance costs included in other restructuring charges.

(d)
Includes amortization of capitalized financing costs of approximately $0.6 million and $0.4 million for the three month periods and $1.7 million and $1.4 million for the nine month periods ending July 2, 2005 and July 3, 2004, respectively.

PILGRIM’S PRIDE CORPORATION
July 2, 2005

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Profitability in the poultry industry is materially affected by the commodity prices of feed ingredients, chicken and turkey, which are determined by supply and demand factors. As a result, the chicken and turkey industries are subject to cyclical earnings fluctuations. Cyclical earnings fluctuations can be mitigated somewhat by:

- Business strategy;
- Product mix;
- Sales and marketing plans; and
- Operating efficiencies.

In an effort to reduce price volatility and to generate higher, more consistent profit margins, we have concentrated on the production and marketing of prepared foods products. Prepared foods products generally have higher profit margins than our other products. Feed ingredient purchases are the single largest component of our cost of goods sold, representing approximately 26% of our cost of goods sold in the first nine months of fiscal year 2005. The production of feed ingredients is positively or negatively affected primarily by weather patterns throughout the world, the global level of supply inventories, demand for feed ingredients and the agricultural policies of the United States and foreign governments. As further processing is performed, feed ingredient costs become a decreasing percentage of a product’s total production costs. Products sold in this form enable us to charge a premium, reduce the impact of feed ingredient costs on our profitability and improve and stabilize our profit margins.

As a significant portion of U.S. poultry production is exported, the commodity prices of chicken and turkey can be, and in the recent past have been adversely affected by disruptions in poultry export markets. These disruptions are often caused by restrictions on imports of U.S.-produced poultry products imposed by foreign governments for a variety of reasons, including the protection of their domestic poultry producers and allegations of consumer health issues. For example, Russia, China, Japan and Mexico have restricted the importation of U.S.-produced poultry for these reasons in the recent past. Because these disruptions in poultry export markets are often political, no assurances can be given as to when the existing disruptions will be alleviated or that new ones will not arise. In July 2003, the United States and Mexico entered into a safeguard agreement with regard to imports into Mexico of chicken leg quarters from the United States. Under this agreement, an initial tariff rate for chicken leg quarters of 98.8% on the sales prices was established. This tariff rate was reduced on January 1, 2005 to 59.3% and is to be reduced in each of the following three years in equal increments so that the final tariff rate at January 1, 2008 will be zero. The tariff was imposed due to concerns that the duty-free importation of such products, as provided by the North American Free Trade Agreement, would injure Mexico’s poultry industry. As such tariffs are reduced, we expect greater amounts of chicken to be imported into Mexico from the United States, which could negatively affect the profitability of Mexico chicken producers and positively affect the profitability of U.S. exporters of chicken to Mexico. Although this could have a negative impact on our Mexico chicken operations, we believe that this will be mitigated somewhat by the close proximity of our U.S. operations to the Mexico border and our extensive distribution network in Mexico. We believe we have one of the largest U.S. production and distribution capacities near the Mexico border, which gives us a strategic advantage to capitalize on exports of U.S. chicken to Mexico.

PILGRIM’S PRIDE CORPORATION
July 2, 2005

The following table presents certain information regarding our segments (in thousands):

	Three Months Ended		Nine Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004(a)
			(39 Weeks)	(40 Weeks)

Net Sales to Customers:
Chicken and Other Products:
United States (b)	$1,282,381	$1,284,740	$3,711,187	$3,377,177
Mexico	120,120	96,969	317,780	286,373
Sub-total	1,402,501	1,381,709	4,028,967	3,663,550
Turkey	37,538	66,286	154,640	213,720
Total	$1,440,039	$1,447,995	$4,183,607	$3,877,270
Operating Income:
Chicken and Other Products:
United States (b)	$123,429	$116,930	$297,181	$238,799
Mexico	18,918	(1,692)	35,385	(4,141)
Sub-total	142,347	115,238	332,566	234,658
Turkey(c)	(6,354)	(78,121)	(16,603)	(105,222)
Total	$135,993	$37,117	$315,963	$129,436
Depreciation and Amortization(d)
Chicken and Other Products:
United States (b)	$25,750	$24,161	$82,630	$72,965
Mexico	3,049	3,063	9,244	9,308
Sub-total	28,799	27,224	91,874	82,273
Turkey	1,622	1,898	2,389	5,847
Total	$30,421	$29,122	$94,263	$88,120

(a)
The acquisition of the ConAgra chicken division has been accounted for as a purchase and the results of operations for this acquisition have been included in our consolidated results of operations since November 23, 2003, the acquisition date.

(b)	Includes our Puerto Rico operations.

(c)
Included in the three months ended July 2, 2005 is $0.8 million and in the nine months ended July 2, 2005 is $5.2 million in additional proceeds from the final resolution of our 2004 turkey restructuring activities. Included in the three and nine months ended July 3, 2004 is $56.0 million of restructuring charges included in cost of sales-restructuring and $7.9 million in related exit and severance costs included in other restructuring charges.

(d)
Includes amortization of capitalized financing costs of approximately $0.6 million and $0.4 million for the three month periods and $1.7 million and $1.4 million for the nine month periods ending July 2, 2005 and July 3, 2004, respectively.

PILGRIM’S PRIDE CORPORATION
July 2, 2005

The following table presents certain items as a percentage of net sales for the periods indicated:

	Percentage of Net Sales
	Three Months Ended		Nine Months Ended
	July 2, 2005	July 3, 2004	July 2, 2005	July 3, 2004
Net Sales	100.0%	100.0%	100.0%	100.0%
Costs and Expenses:
Cost of sales	84.0%	88.0%	87.0%	90.3%
Cost of sales-restructuring	--%	3.9%	--%	1.5%
Gross profit	16.0%	8.1%	13.0%	8.2%
Selling, general and administrative	6.6%	5.0%	5.4%	4.7%
Other restructuring charges	--%	0.5%	--%	0.2%
Operating Income	9.4%	2.6%	7.6%	3.3%
Interest Expense, net	0.9%	1.0%	0.8%	1.1%

Income before Income Taxes	8.6%	1.5%	7.0%	2.2%
Net Income	5.6%	0.7%	4.4%	1.4%

Results of Operations

The change in our results of operations for the third quarter and first nine months of fiscal 2005 as compared to the third quarter and first nine months of fiscal 2004 is impacted by the restructuring of our turkey operations as discussed in “Note C - Non-recurring Item and Restructuring” to the financial statements included in “Item 1. Financial Statements” above.

The change in our results of operations for the first nine months of fiscal 2005 as compared to the same period in fiscal 2004 is impacted by the effect of the November 23, 2003 purchase of all the outstanding stock of the corporations represented as ConAgra Foods, Inc. (“ConAgra”) chicken division (“ConAgra chicken division”). We sometimes refer to this acquisition as “the fiscal 2004 acquisition.” The acquired business has been included in our results of operations for only 32 of the 40 weeks in the first nine months of fiscal 2004.

Our first nine months of fiscal 2005 included 39 weeks versus the first nine months of fiscal 2004, which included 40 weeks, resulting in a decrease in each of the categories discussed in our results of operations by approximately 2.5%, as compared to the corresponding period in the preceding year. As this change impacted all Income Statement categories in a reasonably consistent manner, no separate discussion of this factor is included in our results of operations discussion, unless the impact of the applicable category varied from the decrease described above.

PILGRIM’S PRIDE CORPORATION
July 2, 2005

Fiscal Third Quarter 2005 Compared to Fiscal Third Quarter 2004

Net Sales. Net Sales for the third quarter of fiscal 2005 decreased $8.0 million, or (0.6)%, versus the third quarter of fiscal 2004. The following table provides additional information regarding net sales (in millions):

	Fiscal Quarter Ended	Change from Fiscal Quarter Ended
	July 2,	July 3,	Percentage
Source	2005	2004	Change

Chicken and other products:
United States-
Chicken	$1,133.4	$12.3	1.1%	(a	)
Other products	149.0	(14.6)	(8.9)%	(b	)
	$1,282.4	$(2.3)	(0.2)%

Mexico-
Chicken	$114.4	$23.7	26.1%	(c	)
Other products	5.7	(0.6)	(9.5)%	(d	)
	$120.1	$23.1	23.8%

Turkey	$37.5	$(28.8)	(43.4)%	(e	)
	$1,440.0	$(8.0)	(0.6)%

(a)	U.S. chicken sales increased primarily due to a 8.7% increase in pounds produced partially offset by a 4.1% decrease in net revenue per pound produced.

(b)	U.S. sales of other products decreased primarily due to lower selling prices for certain chicken by-products, commercial eggs and wholesale feed.

(c)	Mexico chicken sales increased primarily due to an 18.4% increase in net revenue per pound and a 6.5% increase in pounds produced.

(d)	The decrease in Mexico sales of other products was primarily due to a reduction of outside feed sales driven by sales price declines.

(e)
The decrease in turkey sales was due to a decrease in turkey production created by the restructuring of the turkey division in fiscal 2004 as described in our Annual Report on Form 10-K for the fiscal year ended October 2, 2004, offset partially by a change in sales mix away from commodity products which also resulted from the restructuring. See “Note C - Non-recurring Item and Restructuring” to the financial statements included in “Item 1. Financial Statements” above.

PILGRIM’S PRIDE CORPORATION
July 2, 2005

Gross Profit. Gross profit increased $112.3 million, or 95.0%, in the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004.

The following table provides gross profit information (in millions):

	Quarter	Change From
	Ended	Quarter Ended		Percentage of	Percentage
	July 2,	July 3,	Percentage	Net Sales	of Net Sales
Components	2005	2004	Change	Fiscal 2005	Fiscal 2004

Net sales	$1,440.0	$(8.0)	(0.6)%	100.0%	100.0%
Cost of sales	1,209.5	(64.3)	(5.0)%	84.0	88.0	(a	)
Cost of sales-restructuring	--	(56.0)	(100.0)%	--	3.9

Gross profit	$230.5	$112.3	95.0%	16.0%	8.1%	(b	)

(a)
U.S. operations cost of sales decreased $54.2 million primarily due to a 26.9% decrease in the per pound cost of feed ingredients, partially offset by an 8.7% increase in pounds of chicken produced. Mexico operations cost of sales increased $1.2 million primarily due to a 6.5% increase in pounds produced offset partially by a 24.8% decrease in the per pound cost of feed ingredient purchases. Cost of sales also decreased by $11.3 million due to the adjustment of certain reclassification entries made in prior quarters between cost of sales and selling general and administrative expense ($5.7 million related to the first quarter and $5.6 million related to the second quarter) discussed in more detail below under operating income. The impact of this reclassification on the third quarter of fiscal 2005 is to decrease cost of sales as a percentage of net sales by 0.8%.

(b)
U.S. gross profit increased $56.0 million due to the cost of sales-restructuring charge in fiscal 2004, $20.3 million due primarily to an 8.7% increase in pounds of chicken produced and the 26.9% reduction in the per pound cost of chicken feed ingredients and increased $2.8 million in our turkey operations partially offset by lower selling prices for certain other products. Mexico operations gross profit increased $21.9 million due primarily to the 24.8% reduction in the per pound cost of feed ingredients and an 18.4% increase in revenue per pound produced along with a 6.5% increase in pounds produced. Gross profit also increased by $11.3 million due to the adjustment of certain reclassification entries made in prior quarters between cost of sales and selling general and administrative expense ($5.7 million related to the first quarter and $5.6 million related to the second quarter) discussed in more detail below under operating income. The impact of this reclassification on the third quarter of fiscal 2005 is to increase gross profit as a percentage of net sales by 0.8%.

PILGRIM’S PRIDE CORPORATION
July 2, 2005

Operating Income. Operating income for the third quarter of fiscal 2005 increased $98.9 million, or 266.6%, when compared to the third quarter of fiscal 2004. The following table provides operating income information (in millions):

		Change from
	Quarter Ended	Quarter Ended		Percentage	Percentage
	July 2,	July 3,	Percentage	of Net Sales	of Net Sales
Components	2005	2004	Change	Fiscal 2005	Fiscal 2004

Gross profit	$230.5	$112.3	95.0%	16.0%	8.1%
Selling, general and administrative expense	94.5	21.3	35.2%	6.6	5.1	(a	)
Other restructuring charges	--	(7.9)	(100.0)%	0.0	0.5

Operating income	$136.0	$98.9	266.6%	9.4%	2.6	(b	)

(a)
In the third quarter of fiscal 2005 we determined that the consolidated financial statements for the first and second quarters of fiscal 2005 included certain reclassification entries reducing selling, general and administrative expense that we now believe should have been more appropriately reflected as a reduction in cost of sales. As a result, we have reclassified a consolidating entry totaling approximately $11.3 million ($5.7 million related to the first quarter and $5.6 million related to the second quarter) having the effect of decreasing cost of sales and increasing selling, general and administrative expenses during the third quarter to adjust for these prior entries. The impact of this reclassification on the third quarter of fiscal 2005 is to increase selling, general and administrative expense as a percentage of net sales by 0.8%. Selling, general and administrative expenses also increased due to increased sales of prepared foods and due to profit based retirement and compensation plans.

(b)
Increase in operating income is due to the items discussed above under gross profit and the $7.9 million other restructuring charge in fiscal 2004, offset by increases in selling, general and administrative expenses discussed above.

Interest Expense. Consolidated net interest expense decreased 16.3% to $12.3 million in the third quarter of fiscal 2005, when compared to $14.7 million for the third quarter of fiscal 2004, due primarily to lower average debt in the current quarter. As a percentage of sales, interest expense in the third quarter of fiscal 2005 decreased to 0.9% from 1.0% in the third quarter of fiscal 2004.

Income Tax Expense. Consolidated income tax expense in the third quarter of fiscal 2005 was $38.3 million, compared to an income tax expense of $12.3 million in the third quarter of fiscal 2004. This increase in consolidated income tax expense was primarily caused by higher pretax earnings for the third quarter of fiscal 2005. The effective tax rate decreased versus prior quarters primarily due to the increase in Mexico profits as a percentage of overall profits.

PILGRIM’S PRIDE CORPORATION
July 2, 2005

First Nine Months of Fiscal 2005 Compared to First Nine Months of Fiscal 2004

Net Sales. Net Sales for the first nine months of fiscal 2005 increased $306.3 million, or 7.9%, over the first nine months of fiscal 2004. The following table provides additional information regarding net sales (in millions):

	First Nine Months Ended	Change from First Nine Months Ended
	July 2,	July 3,	Percentage
Source	2005	2004	Change

Chicken and other products:
United States-
Chicken	$3,248.7	$315.4	10.8%	(a	)
Other products	462.5	18.6	4.2%	(b	)
	$3,711.2	$334.0	9.9%

Mexico-
Chicken	$302.2	$33.6	12.5%	(c	)
Other products	15.6	(2.2)	(12.4)%	(d	)
	$317.8	$31.4	11.0%

Turkey	$154.6	$(59.1)	(27.7)%	(e	)
	$4,183.6	$306.3	7.9%

(a)	U.S. chicken sales increased primarily due to the fiscal 2004 acquisition.

(b)
U.S. sales of other products increased primarily due to the fiscal 2004 acquisition which included several distribution centers that had a larger proportion of beef, pork, and other non-poultry products than did our existing distribution centers.

(c)
Mexico chicken sales increased primarily due to a 15.1% increase in net revenue per pound produced, partially offset by a decrease of 2.2% in pounds produced which is due to the current nine month period having 39 weeks versus 40 weeks contained in the same period last fiscal year .

(d)	The decrease in Mexico sales of other products was primarily due to a reduction of outside feed sales, driven by sales price declines.

(e)
The decrease in turkey sales was due to a decrease in turkey production created by the restructuring of the turkey division in fiscal 2004 as described in our Annual Report on Form 10-K for the fiscal year ended October 2, 2004, offset partially by a change in sales mix away from commodity products which also resulted from the restructuring. See “Note C - Non-recurring Item and Restructuring” to the financial statements included in “Item 1. Financial Statements” above.

PILGRIM’S PRIDE CORPORATION
July 2, 2005

Gross Profit. Gross profit increased $225.7 million, or 70.8%, in the first nine months of fiscal 2005 compared to the first nine months of fiscal 2004.

The following table provides gross profit information (in millions):

		Change From
	Nine Months Ended	Nine Months Ended		Percentage of	Percentage
	July 2,	July 3,	Percentage	Net Sales	of Net Sales
Components	2005	2004	Change	Fiscal 2005	Fiscal 2004

Net sales	$4,183.6	$306.3	7.9%	100.0%	100.0%
Cost of sales	3,639.2	136.6	3.9%	87.1	90.3	(a	)
Cost of sales-restructuring	--	(56.0)	(100.0)%	--	1.5

Gross profit	$544.4	$225.7	70.8%	13.0%	8.2%	(b	)

(a)
U.S. operations cost of sales increased $146.3 million primarily due to a 15.4% increase in pounds produced which was primarily due to the fiscal 2004 acquisition, partially offset by a 22.8% reduction in the per pound cost of feed ingredients purchased. Mexico operations cost of sales decreased $9.7 million primarily due to a 23.8% decrease in the per pound cost of feed ingredient purchases and a 2.2% decrease in dressed pounds produced which is primarily due to the current nine month period having 39 weeks, which is 2.5% less than the 40 weeks contained in the same period last year.

(b)
U.S. gross profit increased $184.6 million due primarily to the $56.0 million cost of sales-restructuring charge in fiscal 2004, a 20.3% reduction in the per pound cost of feed ingredients and a $14.8 million improvement in our turkey operations (excluding the $56.0 million for restructuring charges referenced above), due primarily to the previously mentioned turkey restructuring. Mexico operations gross profit increased $41.1 million due primarily to a 15.1% increase in net revenue per pound produced and a 21.6% reduction in per pound cost of feed ingredients, offset partially by a 2.2% decline in pounds produced.

PILGRIM’S PRIDE CORPORATION
July 2, 2005

Operating Income. Operating income for the first nine months of fiscal 2005 increased $186.5 million, or 144.0% when compared to the first nine months of fiscal 2004. The following table provides operating income information (in millions):

	Nine	Change from
	Months Ended	Nine Months Ended		Percentage	Percentage
	July 2,	July 3,	Percentage	of Net Sales	of Net Sales
Components	2005	2004	Change	Fiscal 2005	Fiscal 2004

Gross profit	$544.4	$225.7	70.8%	13.0%	8.2%
Selling, general and administrative expense	228.4	47.1	26.0%	5.4	4.7	(a	)
Other restructuring	--	(7.9)	(100.0)%	--	0.2

Operating income	$316.0	$186.5	144.0%	7.6%	3.3	% (b	)

(a)
Increase is primarily due to the inclusion of the fiscal 2004 acquisition for the full first nine months of fiscal 2005, increased sales of prepared foods products and due to profit based retirement and compensation plans.

(b)
Increase in operating income is due to the items discussed above under gross profit and the $7.9 million other restructuring charges in fiscal 2004, offset by the increased selling, general and administrative expenses discussed above.

Interest Expense. Consolidated net interest expense decreased 16.7% to $33.9 million in the first nine months of fiscal 2005, when compared to $40.7 million for the first nine months of fiscal 2004, due primarily to lower average debt in the current period. As a percentage of sales, interest expense in the first nine months of fiscal 2005 decreased to 0.8% from 1.0% in the first nine months of fiscal 2004.

Miscellaneous, Net. Consolidated miscellaneous, net expense (income) of ($11.7) million increased ($12.9) million versus the same period last year, consisting mainly of a nonrecurring gain of $11.7 million associated with a litigation settlement reached. See “Note C - Non-recurring Item and Restructuring” to the financial statements included in “Item 1. Financial Statements” above.

Income Tax Expense. Consolidated income tax expense in the first nine months of fiscal 2005 was $103.9 million, compared to an income tax expense of $34.2 million in the first nine months of fiscal 2004. This increase in consolidated income tax expense was primarily caused by higher pretax earnings for the first nine months of fiscal 2005 and a change in Mexican tax law in December 2004.

PILGRIM’S PRIDE CORPORATION
July 2, 2005
Liquidity and Capital Resources

The following table presents our available sources of liquidity as of July 2, 2005. See our Annual Report on Form 10-K for the fiscal year ended October 2, 2004 for a detailed description of each facility discussed below.

	Facility	Available	Amount	Available
Source of Liquidity	Amount	Borrowing	Outstanding	Liquidity
(in millions)

Cash and cash equivalents	$--	$--	$--	$297.8
Debt Facilities:
Revolving credit facility	168.0	133.5	--	133.5
Revolving/term facility	500.0	500.0	--	500.0

Receivables purchase
agreement	125.0	125.0	--	125.0

Total available liquidity				$1,056.3

At July 2, 2005, our working capital increased to $568.9 million and our current ratio increased to 1.91 to 1, compared with working capital of $383.7 million and a current ratio of 1.61 to 1 at October 2, 2004, primarily due to the working capital changes discussed below.

Cash and cash equivalents increased from $38.2 million at October 2, 2004 to $297.8 million at July 2, 2005, due to increased net income. At this time, the Company has elected not to pre-pay any of its outstanding fixed-rate debt obligations due to the marginal breakeven results when considering the make-whole provisions contained in said debt obligations.

Trade accounts and other receivables were $266.3 million at July 2, 2005, compared to $324.2 million at October 2, 2004. The $57.9 million, or 17.9%, decrease in trade accounts and other receivables was primarily due to a 3.1% decrease in sales in the third quarter of fiscal 2005 compared to the fourth quarter of fiscal 2004 due to lower average selling prices for fresh chicken products in the U.S. offset in part by higher average selling prices in Mexico during the same comparative periods.

Inventories were $573.3 million at July 2, 2005, compared to $610.0 million at October 2, 2004. The $36.7 million, or 6.0%, decrease in inventories was primarily due to a decrease in finished products and feed cost declining during fiscal 2005.

Accounts payable and accrued liabilities decreased $18.2 million to $552.4 million at July 2, 2005, compared to $570.6 million at October 2, 2004 due primarily to normal fluctuations with respect to the timing of payments.

Capital expenditures of $90.1 million and $55.8 million for the nine months ended July 2, 2005 and July 3, 2004, respectively, were primarily incurred to improve efficiencies, reduce costs and for the routine replacement of equipment. We anticipate spending approximately $130.0 million to $145.0 million in fiscal 2005 to improve efficiencies, expand capacities and for the routine replacement of equipment. We expect to finance such expenditures with current cash, available operating cash flows and existing revolving/term and revolving credit facilities.

Cash flows provided by operating activities were $362.9 million and $225.7 million for the nine months ended July 2, 2005 and July 3, 2004, respectively. The increase in cash flows provided by operating activities for the first nine months of fiscal 2005, when compared to the first nine months of fiscal 2004, was due primarily to improvements in profitability and the fiscal 2004 acquisition, as well as changes in working capital items described above.

Cash flows (used) provided by financing activities were ($17.7) million and $152.8 million for the nine months ended July 2, 2005 and July 3, 2004, respectively. The decrease in cash provided by financing activities for the first nine months of fiscal 2005, when compared to the first nine months fiscal 2004, was due primarily to the debt issued to finance the fiscal 2004 acquisition.

We are a party to many routine contracts in which we provide general indemnities in the normal course of business to third parties for various risks. We have not recorded a liability for any of these indemnities, as the likelihood of payment in each case is considered remote.

PILGRIM’S PRIDE CORPORATION
July 2, 2005
Item 3. Quantitative and Qualitative Disclosures About Market Risk

Feed Ingredients

We purchase certain commodities, primarily corn and soybean meal. As a result, our earnings are affected by changes in the price and availability of such feed ingredients. As market conditions dictate, we will from time to time lock-in future feed ingredient prices using various hedging techniques, including forward purchase agreements with suppliers and futures contracts. We do not use such financial instruments for trading purposes. Market risk is estimated as a hypothetical 10% increase in the weighted-average cost of our primary feed ingredients as of July 2, 2005. Based on our feed consumption during the nine months ended July 2, 2005, such an increase would have resulted in an increase to cost of sales of approximately $95.1 million, excluding the impact of any hedging in that period.

Foreign Currency

Our earnings are affected by foreign exchange rate fluctuations related to the Mexico peso net monetary position of our Mexico subsidiaries. We manage this exposure primarily by attempting to minimize our Mexico peso net monetary position, but from time to time, we have considered executing hedges to help minimize this exposure. Such instruments, however, have historically not been economically feasible. We are also exposed to the effect of potential exchange rate fluctuations to the extent that amounts are repatriated from Mexico to the United States. However, we currently anticipate that the cash flows of our Mexico subsidiaries will continue to be reinvested in our Mexico operations. In addition, the Mexico peso exchange rate can directly and indirectly impact our results of operations and financial position in several ways, including potential economic recession in Mexico resulting from a devalued peso. The impact on our financial position and results of operations resulting from a hypothetical change in the exchange rate between the U.S. dollar and the Mexico peso cannot be reasonably estimated. Foreign currency exchange gains and losses, representing the change in the U.S. dollar value of the net monetary assets of our Mexico subsidiaries denominated in Mexico pesos, was a gain of $0.4 million in the first nine months of fiscal 2005 compared to a loss of $0.3 million for the first nine months of fiscal 2004. On July 2, 2005, the Mexico peso closed at 10.73 to 1 U.S. dollar, compared to 11.36 at October 2, 2004. No assurance can be given as to how future movements in the peso could affect our future earnings.

There have been no material changes from the information provided in Item 7A of our Annual Report on Form 10-K for the fiscal year ended October 2, 2004, other than as described above.

Forward Looking Statements

Statements of our intentions, beliefs, expectations or predictions for the future, denoted by the words “anticipate,”“believe,”“estimate,”“expect,”“project,”“imply,”“intend,”“foresee” and similar expressions, are forward-looking statements that reflect our current views about future events and are subject to risks, uncertainties and assumptions. Such risks, uncertainties and assumptions include the following:

•	Matters affecting the poultry industry generally, including fluctuations in the commodity prices of feed ingredients, chicken and turkey;
•	Additional outbreaks of avian influenza or other diseases affecting the production performance and/or marketability of the Company’s poultry products;
•	Contamination of our products, which has recently and can in the future lead to product liability claims and product recalls;
•	Exposure to risks related to product liability, product recalls, property damage and injuries to persons, for which insurance coverage is expensive, limited and potentially inadequate;
•	Management of our cash resources, particularly in light of our leverage;
•	Restrictions imposed by, and as a result of, our leverage;
•	Currency exchange rate fluctuations, trade barriers, exchange controls, expropriation and other risks associated with foreign operations;
•	Changes in laws or regulations or the application thereof affecting our operations, as well as competitive factors and pricing pressures;
•	Risks associated with the acquisition of ConAgra’s chicken division including possible unknown liabilities assumed in connection with the acquisition and loss of customers of the acquired business;
•	Inability to recognize the anticipated cost savings and anticipated benefits in connection with our recent turkey division restructuring; and
•	The impact of uncertainties of litigation as well as other risks described herein and under “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

PILGRIM’S PRIDE CORPORATION
July 2, 2005

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

In connection with the evaluation described above, other than the integration of the ConAgra chicken division acquisition historical account systems to the Company’s systems, the Company’s management, including the Chairman, Chief Executive Officer and Chief Financial Officer, identified no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended July 2, 2005, and that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PILGRIM’S PRIDE CORPORATION
July 2, 2005

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

In October 2002, a limited number of USDA environmental samples from our Franconia, Pennsylvania plant tested positive for Listeria. As a result, we voluntarily recalled all cooked deli products produced at the plant from May 1, 2002 through October 11, 2002. No illnesses have been linked to any of our recalled products, and none of such products have tested positive for the strain of Listeria associated with an outbreak in the Northeastern U.S. that occurred during the summer of 2002. However, following this recall, a number of demands and cases have been made and filed alleging injuries purportedly arising from the consumption of products produced at this facility. These include: “Lawese Drayton, Individually and as Personal Representative of the Estate of Raymond Drayton, deceased, Plaintiff, v. Pilgrim’s Pride Corporation, Jack Lambersky Poultry Company, Inc. d/b/a JL Foods Co, Inc., Defendants,” which was filed against us in the United States District Court for the Eastern District of Pennsylvania on April 15, 2003; “Laron Harvey, by his mother and natural guardian, Shakandra Hampton, and Shakandra Hampton in her own right v. Pilgrim’s Pride Corporation and Jack Lambersky Poultry Company, Inc.,” which was filed in the Pennsylvania Court of Common Pleas on May 5, 2003, and has since been removed to the U.S. District Court of the Eastern District of Pennsylvania in Philadelphia; “Ryan and Dana Patterson v. Pilgrim’s Pride Corporation and Jack Lambersky Poultry Company, et al” which was filed in the Superior Court of New Jersey, Law Division, Passaic County, on August 12, 2003; “Jamar Clarke, an infant under the age of fourteen (14) years, by his mother and natural guardian, Wanda Multrie Clarke, and Wanda Multrie Clarke, individually v. Pilgrim’s Pride Corporation d/b/a Wampler Foods, Inc., H. Schrier and Co., Inc., Board of Education of the City of New York and Public School 251” which was filed in the Supreme Court of the State of New York, County of Queens, on August 1, 2003; “Peter Roselle, as Administrator and Prosequendum for the Heirs-at-Law of Louis P. Roselle, deceased; and Executor of the Estate of Louis P. Roselle, deceased, and individually v. Pilgrim’s Pride Corporation, Wampler Foods, Inc., Jack Lambersky Poultry Company, Inc., d.b.a. J.L. Foods Co. Inc.” which was filed in the Superior Court of New Jersey, Law Division, Union County, on June 14, 2004; “Jody Levonchuk, administratrix of the Estate of Joseph Cusato v. Pilgrim’s Pride Corporation and Jack Lambersky Poultry Company” which was filed in the U.S. District Court for the Eastern District of Pennsylvania, on July 28, 2004; “Mary Samudovsky v. Pilgrim’s Pride Corporation and Jack Lambersky Poultry Company, Inc., et al,” which was filed in the Superior Court of New Jersey, Law Division: Camden County, and served on October 26, 2004 (which case was voluntarily dismissed by the plaintiff on May 8, 2005); Nancy Cirigliano and Scott Fischer v. Pilgrim’s Pride Corporation and Jack Lambersky Poultry Company, et al,” which was filed in the Superior Court of New Jersey, Union County, on August 10, 2004; “Dennis Wysocki, as the Administrator of the Estate of Matthew Tyler Wysocki, deceased, and Dennis Wysocki and Karen Wysocki, individually v. Pilgrim’s Pride Corporation and Jack Lambersky Poultry Company, et al,” which was filed in the Supreme Court of the State of New York, County of New York, on July 30, 2004; “Randi Carden v. Pilgrim’s Pride Corporation and Jack Lambersky Poultry Company, et al,” which was filed in the Superior Court of New Jersey, Camden County, on August 10, 2004; “Catherine Dillon, individually and as guardian ad litem for her infant son, Brian Dillon, and Joseph Dillon, individually” v. Pilgrim’s Pride Corporation and Jack Lambersky Poultry Company, et al,” which was filed in the Superior Court of New Jersey, Essex County, on September 10, 2004 (which case has recently been settled); and “Roberta Napolitano, as Trustee of the Bankruptcy Estate of Burke Caren Kantrow v. Pilgrim’s Pride Corporation, Wampler Foods, Inc. and Jack Lambersky Poultry Company, d/b/a J. L. Foods, Inc.” which was filed in the Superior Court of Connecticut, New Haven, on June 16, 2005. On August 20, 2004, the Estate of Frank Niemtzow refiled his individual action from the previously filed and voluntarily dismissed class action suit. Neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to any of these cases can be determined at this time. These cases are in various stages of litigation, and we believe we have meritorious defenses to each of the claims, which we intend to vigorously defend. After considering our available insurance coverage, we do not expect any of these matters to have a material impact on our financial position, operations or liquidity.

On December 31, 2003, we were served with a purported class action complaint styled “Angela Goodwin, Gloria Willis, Johnny Gill, Greg Hamilton, Nathan Robinson, Eddie Gusby, Pat Curry, Persons Similarly Situated v. ConAgra Poultry Company and Pilgrim’s Pride, Incorporated” in the United States District Court, Western District of Arkansas, El Dorado Division, alleging racial and age discrimination at one of the facilities we acquired from ConAgra. Two of the named plaintiffs, Greg Hamilton and Gloria Willis, were voluntarily dismissed from this action. We believe we have meritorious defenses to the class certification as well as the individual claims and we intend to vigorously oppose class certification and defend these claims. The ultimate liability with respect to these claims cannot be determined at this time; however, we do not expect this matter to have a material impact on our financial position, operations or liquidity.

We are subject to various other legal proceedings and claims, which arise in the ordinary course of our business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect our financial position or results of operations.

PILGRIM’S PRIDE CORPORATION
July 2, 2005
Item 6. Exhibits

3.1
Certificate of Incorporation of the Company, as amended (incorporated by reference from Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 2, 2004 filed on November 24, 2004.)

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

PILGRIM’S PRIDE CORPORATION
July 2, 2005

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PILGRIM’S PRIDE CORPORATION

/s/ Richard A. Cogdill
Date:	July 25, 2005	Richard A. Cogdill
Executive Vice President,
Chief Financial Officer,
Secretary and Treasurer
(Principal Financial Officer,
Chief Accounting Officer and
Authorized Signatory)

PILGRIM’S PRIDE CORPORATION
July 2, 2005

EXHIBIT INDEX

3.1
Certificate of Incorporation of the Company, as amended (incorporated by reference from Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 2, 2004 filed on November 24, 2004.)

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