Form 10-K
period 2005-10-01
PILGRIMS PRIDE CORP
filed 2005-11-18
CIK 802481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
____________________

FORM 10-K
____________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 1, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to
Commission File number 1-9273

PILGRIM’S PRIDE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	75-1285071
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

4845 US Hwy 271 North
Pittsburg, Texas	75686-0093
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (903) 434-1000

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, Par Value $0.01	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐  No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the Registrant’s Common Stock, $0.01 par value, held by non-affiliates of the Registrant as of April 1, 2005, was $549,466,992. For purposes of the foregoing calculation only, all directors, executive officers and 5% beneficial owners have been deemed affiliates.

Number of shares of the Registrant’s Common Stock outstanding as of November 18, 2005, was 66,555,733.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for the annual meeting of stockholders to be held January 25, 2006 are incorporated by reference into Part III.

PILGRIM’S PRIDE CORPORATION
FORM 10-K

PART I

Item 1. Business

(a) General Development of Business

Overview

The Company, which was incorporated in Texas in 1968 and reincorporated in Delaware in 1986, is the successor to a partnership founded in 1946 as a retail feed store. Over the years, the Company grew through both internal growth and various acquisitions of farming operations and poultry processors including the significant acquisition discussed below. We are the second largest producer of poultry in both the United States (“U.S.”) and Mexico, the largest in Puerto Rico, and have one of the best known brand names in the poultry industry. In the U.S., we produce both prepared and fresh chicken and turkey; while in Mexico and Puerto Rico, we exclusively produce fresh chicken. Through vertical integration, we control the breeding, hatching and growing of chickens. We also control the processing, preparation, packaging and sale of our product lines, which we believe has made us one of the highest quality, lowest-cost producers of poultry in North America. We have consistently applied a long-term business strategy of focusing our growth efforts on the higher-value, higher-margin prepared foods products and have become a recognized industry leader in this market segment. Accordingly, our sales efforts have traditionally been targeted to the foodservice industry, principally chain restaurants and food processors. We have continually made investments to ensure our prepared foods capabilities remain state-of-the-art and have complemented these investments with a substantial and successful research and development effort. In fiscal 2005, we sold 5.7 billion pounds of dressed chicken and 212.7 million pounds of dressed turkey and generated net sales of $5.7 billion. In fiscal 2005, our U.S. operations including Puerto Rico accounted for 92.5% of our net sales, with the remaining 7.5% arising from our Mexico operations.

Recent Business Acquisition

On November 23, 2003, we completed the purchase of all the outstanding stock of the corporations represented as the ConAgra Foods, Inc. chicken division (“ConAgra chicken division”). We sometimes refer to this acquisition as the “fiscal 2004 acquisition.” The acquired business has been included in our results of operations since the date of the acquisition. The acquisition provided us with additional lines of specialty prepared chicken products, well-known brands, well-established distributor relationships and Southeastern U.S. processing facilities. The acquisition also included the largest distributor of chicken products in Puerto Rico. This allows us to provide customers at every point in the distribution chain with the broadest range of quality value-added chicken products and services available in the market today. See Note B-Business Acquisition of the notes to consolidated financial statements included elsewhere herein.

Strategy

Our objectives are (1) to increase sales, profit margins and earnings and (2) to outpace the growth of, and maintain our leadership position in, the poultry industry. To achieve these goals, we plan to continue pursuing the following strategies:

- Capitalize on significant scale with leading industry position and brand recognition. We are the second largest producer of chicken products in the U.S. We estimate that our U.S. market share, based on the total annual chicken production in the U.S., is approximately 15.4%, which is approximately 74% higher than the third largest competitor in the chicken industry. The complementary fit of markets, distributor relationships and geographic locations are a few of the many benefits we realized from our fiscal 2004 acquisition discussed above. We believe the acquired business’ established relationships with broad-line national distributors have enabled us to expand our customer base and provide nationwide distribution capabilities for all of our product lines. As a result, we believe we are one of only two U.S. chicken producers that can supply the growing demand for a broad range of price competitive standard and specialized products with well-known brand names on a nationwide basis from a single source supplier.

- Capitalize on attractive U.S. prepared foods market. We focus our U.S. growth initiatives on sales of prepared foods to the foodservice market because it continues to be one of the fastest growing and most profitable segments in the poultry industry. Products sold to this market segment require further processing, which enables us to charge a premium for our products, reducing the impact of feed ingredient costs on our profitability and improving and stabilizing our profit margins. Feed ingredient costs typically decrease from approximately 31%-49% of total production cost for fresh chicken products to approximately 16%-25% for prepared chicken products. Due to increased demand from our customers and our fiscal 2004 acquisition, our sales of prepared chicken products grew from $754.2 million in fiscal 2001 to $1,965.8 million in fiscal 2005, a compounded annual growth rate of 27.1%. Prepared foods sales represented 44.6% of our total U.S. chicken revenues in fiscal year 2005, which we believe provides us with a significant competitive advantage and reduces our exposure to feed price fluctuations. The addition of well-known brands, including Pierce®and Easy-Entre®, from our fiscal 2004 acquisition significantly expanded Pilgrim’s Pride’s already sizeable prepared foods chicken offerings. Similarly, our acquisition of highly customized cooked chicken products, including breaded cutlets, sizzle strips and Wing-Dings®, for restaurants and specialty foodservice customers from this acquisition complemented our existing lines of pre-cooked breast fillets, tenderloins, burgers, nuggets, salads and other prepared products for institutional foodservice, fast-food and retail customers.

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

- Enhance U.S. fresh chicken profitability through value-added, branded products. Our U.S. fresh chicken sales accounted for $2,121.3 million, or 48.1%, of our U.S. chicken sales for fiscal 2005. In addition to maintaining the sales of traditional fresh chicken products, our strategy is to shift the mix of our U.S. fresh chicken products by continuing to increase sales of higher margin, faster growing products, such as fixed weight packaged products and marinated chicken and chicken parts, and to continually shift portions of this product mix into the higher value and margin prepared chicken products. Much of our fresh chicken products are sold under the Pilgrim’s Pride® and Country Pride® brand names, which are two well-known brands in the chicken industry.

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

- Continue to seek strategic acquisitions. We have pursued opportunities to expand through acquisitions in the past. We expect to continue to pursue acquisition opportunities in the future that would either compliment our existing businesses, broaden our production capabilities and/or improve our operating efficiencies.

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

-
Capitalize on export opportunities. We intend to continue to focus on international opportunities to complement our U.S. chicken operations and capitalize on attractive export markets. Although according to the USDA, the export of U.S. chicken products decreased 3.1% from 2000 through 2004, we believe U.S. chicken exports will grow as worldwide demand increases for high-grade, low-cost protein sources. According to USDA data, the export market for chicken is expected to grow at a compounded annual growth rate of 2.7% from 2004 to 2009 and 15.7% from 2004 to 2005 alone. Historically, we have targeted international markets to generate additional demand for our chicken dark meat, which is a natural by-product of our U.S. operations given our concentration on prepared foods products and the U.S. customers’ general preference for white meat. As part of this initiative, we have created a significant international distribution network into several markets, including Mexico, which we now utilize not only for dark meat distribution, but also for various higher margin prepared foods and other poultry products. We employ both a direct international sales force and export brokers. Our key international markets include Eastern Europe, including Russia, the Far East and Mexico. We believe that we have substantial opportunities to expand our sales to these markets by capitalizing on direct international distribution channels supplemented by our existing export broker relationships. Our export sales accounted for approximately 8.2% of our U.S. Chicken sales for fiscal 2005.

(b)  Financial Information About Segments

We operate in three reportable business segments as (1) a producer and seller of chicken products, (2) a producer and seller of turkey products and (3) other products. See a discussion of our business segments in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(c) Narrative Description of Business

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

Our other products consist of:

(1) Other types of meat along with various other staples purchased and sold by our distribution centers as a convenience to our poultry customers who purchase through the distribution centers.

(2) The production and sale of table eggs, commercial feeds and related items and proteins.

The following table sets forth, for the periods beginning with fiscal 2001, net sales attributable to each of our primary product lines and markets served with those products. Consistent with our long-term strategy, we emphasized our U.S. growth initiatives on sales of prepared foods products, primarily to the foodservice market. This product and market segment has experienced, and we believe will continue to experience, greater growth than fresh chicken products. We based the table on our internal sales reports and their classification of product types and customers.

	Fiscal Year Ended
	Oct. 1, 2005	Oct. 2, 2004(a)		Sept. 27, 2003		Sept. 28, 2002		Sept. 29, 2001(b)
	(52 weeks)	(53 weeks)		(52 weeks)		(52 weeks)		(52 weeks)
U.S. Chicken Sales:	(in thousands)
Prepared Foods:
Foodservice	$1,622,901	$1,647,904		$731,331		$659,856		$632,075
Retail	283,392	213,775		163,018		158,299		103,202
Total Prepared Foods	1,906,293	1,861,679		894,349		818,155		735,277

Fresh Chicken:
Foodservice	1,509,189	1,328,883		474,251		448,376		387,624
Retail	612,081	653,798		257,911		258,424		224,693
Total Fresh Chicken	2,121,270	1,982,681		732,162		706,800		612,317

Export and Other:
Export:
Prepared Foods	59,473	34,735		26,714		30,528		18,912
Chicken	303,150	212,611		85,087		93,575		105,834
Total Export(C)	362,623	247,346		111,801		124,103		124,746
Other Chicken By Products	21,083	(c	)	(c	)	(c	)	(c	)
Total Export and Other	383,706	247,346		111,801		124,103		124,746
Total U.S. Chicken	4,411,269	4,091,706		1,738,312		1,649,058		1,472,340

Mexico Chicken Sales:	403,353	362,442		349,305		323,769		303,433
Total Chicken Sales	4,814,622	4,454,148		2,087,617		1,972,827		1,775,773

U.S. Turkey Sales:
Prepared Foods:
Foodservice	61,209	80,927		89,957		134,651		88,012
Retail	37,653	37,384		29,141		54,638		48,681
Total Prepared Foods	98,862	118,311		119,098		189,289		136,693

Fresh Turkey:
Foodservice	12,699	39,749		48,448		36,119		18,618
Retail	88,088	116,905		125,411		107,582		71,647
Total Fresh Turkey	100,787	156,654		173,859		143,701		90,265

Export and Other:
Export:
Prepared Foods	981	1,949		2,128		2,858		2,434
Turkey	3,307	9,338		10,593		12,270		9,443
Total Export(C)	4,288	11,287		12,721		15,128		11,877
Other Turkey By Products	901	(c	)	(c	)	(c	)	(c	)
Total Export and Other	5,189	11,287		12,721		15,128		11,877
Total U.S. Turkey Sales	204,838	286,252		305,678		348,118		238,835

Other Products:
United States	626,056	600,091		207,284		193,691		179,859
Mexico	20,759	23,232		18,766		19,082		20,245
Total Other Products	646,815	623,323		226,050		212,773		200,104

Total Net Sales	$5,666,275	$5,363,723		$2,619,345		$2,533,718		$2,214,712

Total Chicken Prepared Foods	$1,965,766	$1,896,414		$921,063		$848,683		$754,189
Total Turkey Prepared Foods	99,843	120,260		121,226		192,147		139,127

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

(c) The Export and Other category has historically included the sales of certain chicken and turkey by products sold in international markets as well as the export of chicken and turkey products.  Prior to fiscal 2005, by product sales were not specifically identifiable from the Export and Other category.  Accordingly, a detail breakout is not available prior to such time, however, the Company believes that the relative split between these categories as shown in fiscal 2005 would not be dissimilar in the prior fiscal periods. Export items include certain poultry parts that have greater value in some overseas markets than in the U.S.

The following table sets forth, beginning with fiscal 2001, the percentage of net U.S. chicken and turkey sales attributable to each of our primary product lines and the markets serviced with those products. We based the table and related discussion on our internal sales reports and their classification of product types and customers.

	Fiscal Year Ended
	Oct. 1, 2005	Oct 2, 2004(a)	Sept. 27, 2003	Sept. 28, 2002	Sept. 29, 2001(b)
U.S. Chicken Sales:
Prepared Foods:
Foodservice	36.8	40.3	42.1	39.9	42.9
Retail	6.4	5.2	9.4	9.6	7.0
Total Prepared Foods	43.2%	45.5%	51.5%	49.5%	49.9%

Fresh Chicken:
Foodservice	34.2	32.5	27.3	27.2	26.3
Retail	13.9	16.0	14.8	15.7	15.3
Total Fresh Chicken	48.1%	48.5%	42.1%	42.9%	41.6%

Export and Other:
Export:
Prepared Foods	1.3	0.8	1.5	1.9	1.3
Chicken	6.9	5.2	4.9	5.7	7.2
Total Export(c)	8.2	6.0	6.4	7.6	8.5
Other Chicken By Products	0.5	(c )	(c )	(c )	(c )
Total Export and Other	8.7%	6.0%	6.4%	7.6%	8.5%
Total U.S. Chicken	100.0%	100.0%	100.0%	100.0%	100.0%

Total Chicken Prepared Foods as a percentage of U.S. Chicken	44.5%	46.3%	53.0%	51.4%	51.2%

U.S. Turkey Sales:
Prepared Foods:
Foodservice	29.8	28.2	29.5	38.7	36.8
Retail	18.4	13.1	9.5	15.7	20.4
Total Prepared Foods	48.2%	41.3%	39.0%	54.4%	57.2%

Fresh Turkey:
Foodservice	6.2	13.9	15.8	10.4	7.8
Retail	43.0	40.8	41.0	30.9	30.0
Total Fresh Turkey	49.2%	54.7%	56.8%	41.3%	37.8%

Export and Other:
Export:
Prepared Foods	0.5	0.7	0.7	0.8	1.0
Turkey	1.6	3.3	3.5	3.5	4.0
Total Export(c)	2.1	4.0	4.2	4.3	5.0
Other Turkey By Products	0.5	(c )	(c )	(c )	(c )
Total Export and Other	2.6%	4.0%	4.2%	4.3%	5.0%
Total U.S. Turkey	100.0%	100.0%	100.0%	100.0%	100.0%

Total Turkey Prepared Foods as a percentage of U.S. Turkey	48.7%	42.0%	39.7%	55.2%	58.2%

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

(c) The Export and Other category has historicaly included the sales of certain chicken and turkey by products sold in international markets as well as the export of chicken and turkey products.  Prior to fiscal 2005, by product sales were not specifically identifiable from the Export and Other category.  Accordingly, a detail breakout is not available prior to such time, however, the Company believes that the relative split between these categories as shown in fiscal 2005 would not be dissimilar in the prior fiscal periods. Export items include certain poultry parts that have greater value in some overseas markets than in the U.S.

UNITED STATES

Product Types

Chicken Products

Prepared Foods Overview. During fiscal 2005, $1,906.3 million, or 43.2%, of our U.S. chicken sales were in prepared foods products to foodservice customers and retail distributors, as compared to $735.3 million in fiscal 2001. These numbers reflect the strategic focus for our growth and our fiscal 2004 acquisition. The market for prepared chicken products has experienced, and we believe will continue to experience, greater growth, higher average sales prices and higher margins than fresh chicken products. Also, the production and sale in the U.S. of prepared foods products reduce the impact of the costs of feed ingredients on our profitability. Feed ingredient costs are the single largest component of our total U.S. cost of sales, representing approximately 29% of our U.S. cost of sales for the fiscal year ended October 1, 2005. The production of feed ingredients is positively or negatively affected primarily by weather patterns throughout the world, the global level of supply inventories, demand for feed ingredients, and the agricultural policies of the U.S. and foreign governments. As further processing is performed, feed ingredient costs become a decreasing percentage of a product’s total production cost, thereby reducing their impact on our profitability. Products sold in this form enable us to charge a premium, reduce the impact of feed ingredient costs on our profitability and improve and stabilize our profit margins.

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

Fresh Chicken Overview. Our fresh chicken business is an important component of our sales and accounted for $2,121.3 million, or 48.1%, of our total U.S. chicken sales for fiscal 2005. In addition to maintaining sales of mature, traditional fresh chicken products, our strategy is to shift the mix of our U.S. fresh chicken products by continuing to increase sales of higher margin, faster growing products, such as marinated chicken and chicken parts, and to continually shift portions of this product mix into the higher value and margin prepared foods category.

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

Export and Other Chicken Products Overview. Our export and other products consist of whole chickens and chicken parts sold primarily in bulk, non-branded form, either refrigerated to distributors in the U.S. or frozen for distribution to export markets, and branded and non-branded prepared foods products for distribution to export markets. In fiscal 2005, approximately $383.7 million, or 8.7%, of our total U.S. chicken sales were attributable to U.S. chicken export and other products. These exports and other products, other than the prepared foods products, have historically been characterized by lower prices and greater price volatility than our more value-added product lines.

   Turkey Products

Prepared Foods Overview. During fiscal 2005, $98.9 million, or 48.2%, of our total U.S turkey sales were prepared turkey products sold to foodservice customers and retail distributors. Like the U.S. chicken markets, the market for prepared turkey products has experienced greater growth and higher margins than fresh turkey products.

We establish prices for our prepared turkey products based primarily upon perceived value to the customer, production costs and prices of competing products. The majority of these products are sold pursuant to agreements with varying terms that either set a fixed price or are subject to a market driven formula.

Fresh Turkey Overview. Our fresh turkey business accounted for $100.8 million, or 49.2%, of our total U.S. turkey sales in fiscal 2005. As is typical for the industry, a significant portion of the sales of fresh and frozen whole turkeys is seasonal in nature, with the height of sales occurring during the Thanksgiving and Christmas holidays. In addition to maintaining sales of mature, traditional fresh turkey products, our strategy is to shift the mix of our fresh turkey products by increasing sales of higher margin, faster growing value-added prepared turkey products, such as deli meats, ground turkey, turkey burgers and sausage, roasted turkey and salads.

In the fourth quarter of fiscal 2004, we sold our turkey processing operations in Hinton, Virginia. The production from this facility, in addition to supplying product to our further processing operations, provided products that were sold primarily as commodity products. Our remaining processing facility is focused on producing a premium line of fresh and frozen whole turkeys. We estimate that the restructuring of our turkey operations decreased our fiscal 2005 commodity turkey sales by approximately $55 million.

Most fresh turkey products are sold to established customers pursuant to agreements with varying terms that either set a fixed price or are subject to a market driven formula with some agreements based upon market prices reported by the USDA and other public price reporting services, plus a markup, subject in many cases to minimum and maximum prices, which is dependent upon the customer’s location, volume, product specifications and other factors. We believe our practices with respect to sales of fresh turkey are generally consistent with those of our competitors with similar programs.

Export and Other Turkey Products Overview. Prior to the restructuring of our turkey operations, our export and other turkey products consisted primarily of turkey parts sold in bulk, non-branded form, frozen for distribution to export markets. In fiscal 2005, approximately $5.2 million, or 2.6%, of our total U.S. turkey sales were attributable to export and other sales, with $4.3 million, or 2.1%, specifically related to export sales. These exports and other products have historically been characterized by lower prices and greater price volatility than our value-added product lines. Since the restructuring of our turkey operations, exports of turkey products have been nominal.

Markets for Chicken Products

Foodservice. The majority of our U.S. chicken sales are derived from products sold to the foodservice market. This market principally consists of chain restaurants, food processors, broad-line distributors and certain other institutions located throughout the continental U.S. We supply chicken products ranging from portion-controlled refrigerated chicken parts to fully cooked and frozen, breaded or non-breaded chicken parts or formed products.

We believe Pilgrim’s Pride is well-positioned to be the primary or secondary supplier to many national and international chain restaurants who require multiple suppliers of chicken products. Additionally, we believe we are well suited to be the sole supplier for many regional chain restaurants. Regional chain restaurants often offer better margin opportunities and a growing base of business.

We believe we have significant competitive strengths in terms of full-line product capabilities, high-volume production capacities, research and development expertise and extensive distribution and marketing experience relative to smaller and non-vertically integrated producers. While the overall chicken market has grown consistently, we believe the majority of this growth in recent years has been in the foodservice market. According to the National Chicken Council, from 2000 through 2004, sales of chicken products to the foodservice market grew at a compounded annual growth rate of approximately 7.5%, versus 6.6% growth for the chicken industry overall. Foodservice growth is anticipated to continue as food-away-from-home expenditures continue to outpace overall industry rates. According to the National Restaurant Association, food-away-from-home expenditures grew at a compounded annual growth rate of approximately 7.4% from 2000 through 2004 and are projected to grow at a 4.1% compounded annual growth rate from 2004 through 2010. As a result, the food-away-from-home category is projected by the National Restaurant Association to account for 53% of total food expenditures by 2010, as compared with the current amount of 46.7%. Due to internal growth and our fiscal 2004 acquisition, our sales to the foodservice market from fiscal 2001 through fiscal 2005 grew at a compounded annual growth rate of 32.4% and represented 71.0% of the net sales of our U.S. chicken operations in fiscal 2005.

Foodservice - Prepared Foods. The majority of our sales to the foodservice market consist of prepared foods products. Our prepared chicken products sales to the foodservice market were $1,622.9 million in fiscal 2005 compared to $632.1 million in fiscal 2001, a compounded annual growth rate of approximately 26.6%. In addition to the significant increase in sales created by the fiscal 2004 acquisition, we attribute this growth in sales of prepared chicken products to the foodservice market to a number of factors:

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

Retail - Prepared Foods. We sell retail-oriented prepared chicken products primarily to grocery store chains located in the midwestern, southwestern, western and eastern regions of the U.S. Our prepared chicken products sales to the retail market were $283.4 million in fiscal 2005 compared to $103.2 million in fiscal 2001, a compounded annual growth rate of approximately 28.7%. We believe that our growth in this market segment will continue as retailers concentrate on satisfying consumer demand for more products which are quick, easy and convenient to prepare at home.

Retail - Fresh Chicken. Our prepackaged retail products include various combinations of freshly refrigerated, whole chickens and chicken parts in trays, bags or other consumer packs labeled and priced ready for the retail grocer’s fresh meat counter. Our fresh chicken sales to the retail market were $612.1 million in fiscal 2005 compared to $224.7 million in fiscal 2001, a compounded annual growth rate of approximately 28.5%. We believe the retail prepackaged fresh chicken business will continue to be a large and relatively stable market, providing opportunities for product differentiation and regional brand loyalty.

Export and Other Chicken Products. Our export and other chicken products, with the exception of our exported prepared foods products, consist of whole chickens and chicken parts sold primarily in bulk, non-branded form either refrigerated to distributors in the U.S. or frozen for distribution to export markets. In the U.S., prices of these products are negotiated daily or weekly and are generally related to market prices quoted by the USDA or other public price reporting services. We also sell U.S.-produced chicken products for export to Eastern Europe, including Russia, the Far East, Mexico and other world markets.

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

Foodservice - Prepared Foods. The majority of our turkey sales to the foodservice market consist of prepared turkey products. Our prepared turkey sales to the foodservice market were $61.2 million of our sales in fiscal 2005. We believe that future growth in this segment will be attributable to the factors described above relating to the growth of prepared chicken sales to the foodservice market.

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

We utilize numerous marketing techniques, including advertising, to develop and strengthen trade and consumer awareness and increase brand loyalty for consumer products marketed generally under the Pilgrim’s Pride® and Pilgrim’s SignatureTM brands. We believe our efforts to achieve and maintain brand awareness and loyalty help to provide more secure distribution for our products. We also believe our efforts at brand awareness generate greater price premiums than would otherwise be the case in certain eastern markets. We also maintain an active program to identify consumer preferences. The program primarily consists of testing new product ideas, packaging designs and methods through sophisticated qualitative and quantitative consumer research techniques in key geographic markets.

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

Markets for Other Products

We have regional distribution centers located in Arizona, California, Florida, Iowa, Louisiana, Mississippi, North Carolina, Texas, Utah, and Wisconsin that are primarily focused on distributing our own poultry products, however, the distribution centers also distribute certain poultry and non-poultry products purchased from third parties to independent grocers and quick service restaurants. Our non-poultry distribution business is conducted as an accommodation to our customers and to achieve greater economies of scale in distribution logistics. Poultry sales from our regional distribution centers are included in the chicken and turkey sales amounts contained in the above tables, however, all non-poultry sales amounts are contained in the Other Products. We believe the store-door delivery capabilities for our own poultry products provide a strategic service advantage in selling to quick service, national chain restaurants.

We market fresh eggs under the Pilgrim’s Pride® brand name, as well as under private labels, in various sizes of cartons and flats to U.S. retail grocery and institutional foodservice customers located primarily in Texas. We have a housing capacity for approximately 2.3 million commercial egg laying hens which can produce approximately 44 million dozen eggs annually. U.S. egg prices are determined weekly based upon reported market prices. The U.S. egg industry has been consolidating over the last few years, with the 25 largest producers accounting for more than 63.3% of the total number of egg laying hens in service during 2005. We compete with other U.S. egg producers primarily on the basis of product quality, reliability, price and customer service.

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

MEXICO

Background

The Mexico market represented approximately 7.5% of our net sales in fiscal 2005. We are the second largest producer of chicken in Mexico. We believe that our facilities are among the most technologically advanced in Mexico and that we are one of the lowest cost producers of chicken in Mexico.

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

Markets

We sell our Mexico chicken products primarily to large wholesalers and retailers. Our customer base in Mexico covers a broad geographic area from Mexico City, the capital of Mexico with a population estimated to be between 18 and 22 million, to Saltillo, the capital of the State of Coahuila, about 500 miles north of Mexico City, and from Tampico and Veracruz on the Gulf of Mexico to Acapulco on the Pacific, which region includes the cities of San Luis Potosi and Queretaro, capitals of the states of the same name, and Cancun on the Caribbean.

Foreign Operations Risks

Our foreign operations pose special risks to our business and operations. See Item 1A. “Risk Factors” for a discussion of foreign operations risks.

GENERAL

Competitive Conditions

The chicken and turkey industries are highly competitive and our largest U.S. competitor has greater financial and marketing resources than we do. In the U.S., Mexico and Puerto Rico we compete principally with other vertically integrated poultry companies. We are the second largest producer of poultry in both the United States and Mexico and the largest in Puerto Rico. The largest producer in the United States is Tyson Foods, Inc. and in Mexico, the largest is Industrias Bachoco SA de CV.

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

In Mexico, where product differentiation has traditionally been limited, product quality, service and price have been the most critical competitive factors. The North American Free Trade Agreement, which went into effect on January 1, 1994, required annual reductions in tariffs for chicken and chicken products in order to eliminate those tariffs by January 1, 2003. On November 21, 2002 the Mexican Secretariat of the Economy announced it would initiate an investigation to determine whether a temporary safeguard action was warranted to protect the domestic poultry industry when import tariffs on poultry were eliminated in January 2003. The action stemmed from concerns of the Union Nacional Avicultores (UNA) that duty-free imports of leg quarters would injure the Mexico poultry industry. In July 2003, the U.S. and Mexico entered into a safeguard agreement with regard to imports into Mexico of chicken leg quarters from the U.S. Under this agreement, a tariff rate for chicken leg quarters of 98.8% of the sales price was established. The tariff rate on import duties was reduced on January 1, 2005, to 59.3%, and in each of the following three years the tariff rate is to be reduced in equal increments so that the final tariff rate on January 1, 2008 will be zero. As such tariffs are reduced, we expect greater amounts of chicken to be imported into Mexico from the U.S., which could negatively affect the profitability of Mexican chicken producers and positively affect the profitability of U.S. exporters of chicken to Mexico. Although this could have a negative impact on our Mexican chicken operations, we believe that this will be mitigated by the close proximity of our U.S. operations to the Mexican border. We have the largest U.S. production and distribution capacities near the Mexican border, which gives us a strategic advantage to capitalize on exports of U.S. chicken to Mexico.

While the extent of the impact of the elimination of tariffs is uncertain, we believe we are uniquely positioned to benefit from this elimination for two reasons. First, we have an extensive distribution network in Mexico, which distributes products to 26 of the 32 Mexican states, encompassing approximately 90% of the total population of Mexico. We believe this distribution network will be an important asset in distributing our own, as well as other companies’, U.S. produced chicken into Mexico. Second, we have the largest U.S. production and distribution capacities near the Mexican border, which will provide us with cost advantages in exporting U.S. chicken into Mexico. These facilities include our processing facilities in Mt. Pleasant, Lufkin, Nacogdoches, Dallas and Waco, Texas, and distribution facilities in San Antonio and El Paso, Texas and Phoenix, Arizona.

We are not a significant competitor in the distribution business as it relates to products other than poultry. We distribute these products solely as a convenience to our poultry customers. The broad-line distributors do not consider us to be a factor in those markets. The competition related to our other products such as table eggs, feed and protein are much more regionalized and no one competitor is dominant.

Key Customers

Our two largest customers accounted for approximately 18% of our net sales in fiscal 2005, and our largest customer, Wal-Mart Stores, Inc. accounted for 10.1% of our net sales.

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

Employees and Labor Relations

As of October 1, 2005, we employed approximately 35,400 persons in the U.S. and 5,150 persons in Mexico. Approximately 13,450 employees at various facilities in the U.S. are members of collective bargaining units. In Mexico, 3,000 of our hourly employees are covered by collective bargaining agreements. We have not experienced any work stoppage at any location in over five years. We believe our relations with our employees are satisfactory. At any given time we will be in some stage of contract negotiation with various collective bargaining units.

Financial Information About Foreign Operations

The Company’s foreign operations are in Mexico. Geographic financial information is set forth in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Available Information; NYSE CEO Certification

The Company’s Internet website is http://www.pilgrimspride.com. The Company makes available, free of charge, through its Internet website, the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Directors and Officers Forms 3, 4 and 5, and amendments to those reports, as soon as reasonably practicable after electronically filing such materials with, or furnishing them to, the Securities and Exchange Commission.

In addition, the Company makes available, through its Internet website, the Company’s Business Code of Conduct and Ethics, Corporate Governance Guidelines and the written charter of the Audit Committee, all of which are available in print to any stockholder who requests it by contacting the Secretary of the Company at 4845 U.S. Highway 271 North, Pittsburg, Texas 75686-0093.

As required by the rules of the New York Stock Exchange, the Company submitted its unqualified Section 303A.12 CEO Certification for the preceding year to the New York Stock Exchange.

Executive Officers

Set forth below is certain information relating to our current executive officers:

Name	Age	Positions
Lonnie "Bo" Pilgrim	77	Chairman of the Board
Clifford E. Butler	63	Vice Chairman of the Board
O.B. Goolsby, Jr.	58	President, Chief Executive Officer, and Director
Richard A. Cogdill	45	Chief Financial Officer
		Secretary, Treasurer and Director
J. Clinton Rivers	46	Chief Operating Officer
Robert A. Wright	51	Executive Vice President of
		Sales and Marketing

Lonnie "Bo" Pilgrim has served as Chairman of the Board since the organization of Pilgrim's Pride in July 1968. Mr. Pilgrim was previously Chief Executive Officer from July 1968 to June 1998. Prior to the incorporation of Pilgrim's Pride, Mr. Pilgrim was a partner in its predecessor partnership business founded in 1946.

Clifford E. Butler serves as Vice Chairman of the Board. Mr. Butler joined us as Controller and Director in 1969, was named Senior Vice President of Finance in 1973, became Chief Financial Officer and Vice Chairman of the Board in July 1983, became Executive President in January 1997 and served in such capacity through July 1998.

O.B. Goolsby, Jr. serves as President and Chief Executive Officer of Pilgrim’s Pride. Prior to being named Chief Executive Officer in September 2004, Mr. Goolsby served as President and Chief Operating Officer since November 2002. Mr. Goolsby served as Executive Vice President, Prepared Foods Complexes from June 1998 to November 2002. Mr. Goolsby was previously Senior Vice President, Prepared Foods Operations from August 1992 to June 1998 and Vice President, Prepared Foods Complexes from September 1987 to August 1992 and was previously employed by us from November 1969 to January 1981.

Richard A. Cogdill has served as Chief Financial Officer, Secretary and Treasurer since January 1997. Mr. Cogdill became a Director in September 1998. Previously he served as Senior Vice President, Corporate Controller, from August 1992 through December 1996 and as Vice President, Corporate Controller from October 1991 through August 1992. Prior to October 1991, he was a Senior Manager with Ernst & Young LLP. Mr. Cogdill is a Certified Public Accountant.

J. Clinton Rivers serves as Chief Operating Officer. Prior to being named Chief Operating Officer in October 2004, Mr. Rivers served as Executive Vice President of Prepared Food Operations from November 2002 to October 2004. Mr. Rivers was the Senior Vice President of Prepared Foods Operations from 1999 to November 2002, and was the Vice President of Prepared Foods Operations from 1992 to 1999. From 1989 to 1992, he served as Plant Manager of the Mount Pleasant, Texas Production Facility. Mr. Rivers joined Pilgrim’s Pride in 1986 as the Quality Assurance Manager, and also held positions at Perdue Farms and Golden West Foods.

Robert A. Wright serves as Executive Vice President of Sales and Marketing. Prior to being named Executive Vice President of Sales and Marketing in June 2004, Mr. Wright served as Executive Vice President, Turkey Division since October 2003 when he joined Pilgrim’s Pride. Prior to October 2003, Mr. Wright served as President of Butterball Turkey Company for five years.

Item 1A. Risk Factors

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

Livestock and Poultry Disease, including Avian Influenza. Outbreaks of livestock diseases in general and poultry diseases in particular, including avian influenza, can significantly affect our ability to conduct our operations and demand for our products.

We take reasonable precautions to ensure that our flocks are healthy and that our processing plants and other facilities operate in a sanitary and environmentally-sound manner. However, events beyond our control, such as the outbreaks of disease, either in our own flocks or elsewhere, could significantly affect demand for our products or our ability to conduct our operations. Furthermore, an outbreak of disease could result in governmental restrictions on the import and export of our fresh chicken, turkey or other products to or from our suppliers, facilities or customers, or require us to destroy one or more of our flocks. This could also result in the cancellation of orders by our customers and create adverse publicity that may have a material adverse effect on our ability to market our products successfully and on our business, reputation and prospects.

In recent months there has been substantial publicity regarding a highly pathogenic strain of avian influenza, known as H5N1, which has been affecting Asia since 2002 and which has recently been found in Eastern Europe. It is widely believed that H5N1 is being spread by migratory birds, such as ducks and geese. There have also been some cases where H5N1 is believed to have passed from birds to humans as humans came into contact with live birds that were infected with the disease.

Although H5N1 has not been identified in North America, there have been outbreaks of low pathogenic strains of avian influenza in North America, including in the U.S. in 2002 and 2004 and in Mexico for the past several years, including this year, that have impacted our operations. Further, these low pathogenic outbreaks have not generated the same level of concern, or received the same level of publicity or been accompanied by the same reduction in demand for poultry products in certain countries as that associated with the highly pathogenic H5N1 strain. Accordingly, even if the H5N1 strain does not spread to North America, there can be no assurance that it will not materially adversely affect demand for North American produced poultry internationally and/or domestically, and, if it were to spread to North America, there can be no assurance that it would not significantly affect our ability to conduct our operations and/or demand for our products, in each case in a manner having a material adverse effect on our business, reputation and/or prospects.

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

As described above under "Contamination of Products,” if our poultry products become contaminated, we may be subject to product liability claims and product recalls. In October 2002, we voluntarily recalled all cooked deli products produced at one of our facilities from May 1, 2002 through October 11, 2002. In connection with this recall, we were named as a defendant in a number of lawsuits brought by individuals alleging injuries resulting from contracting Listeria monocytogenes. See Item 3. “Legal Proceedings.” There can be no assurance that any litigation or reputational injury associated with this or any future product recalls will not have a material adverse effect on our ability to market our products successfully or on our business, reputation, prospects, financial condition and results of operations.

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

In Mexico, where product differentiation has traditionally been limited, product quality and price have been the most critical competitive factors. Additionally, the North American Free Trade Agreement, which went into effect on January 1, 1994, required annual reductions in tariffs for chicken and chicken products in order to eliminate those tariffs by January 1, 2003. On November 21, 2002, the Mexican Secretariat of the Economy announced that it would initiate an investigation to determine whether a temporary safeguard action was warranted to protect the domestic poultry industry when import tariffs on poultry were eliminated in January 2003. In July 2003, the U.S. and Mexico entered into a safeguard agreement with regard to imports into Mexico of chicken leg quarters from the U.S. Under this agreement, a tariff rate for chicken leg quarters of 98.8% of the sales price was established. This tariff was reduced on January 1, 2005 to 59.3% and is to be reduced in each of the following three years in equal increments so that the final tariff rate at January 1, 2008 will be zero. As those tariffs are reduced, increased competition from chicken imported into Mexico from the U.S. may have a material adverse effect on the Mexican chicken industry in general, and on our Mexican operations in particular.

Loss of Key Customers. The loss of one or more of our largest customers could adversely affect our business.

Our two largest customers accounted for approximately 18% of our net sales in fiscal 2005, and our largest customer, Wal-Mart Stores, Inc. accounted for 10.1% of our net sales. Our business could suffer significant set backs in revenues and operating income if we lost one or more of our largest customers, or if our customers' plans and/or markets should change significantly.

Potential Acquisitions. We intend to pursue opportunities to acquire complementary businesses, which could increase leverage and debt service requirements and could adversely affect our financial situation if we fail to successfully integrate the acquired business.

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

Acquisitions may be structured in such a manner that would result in the assumption of unknown liabilities not disclosed by the seller or uncovered during pre-acquisition due diligence. For example, our acquisition of the ConAgra chicken division was structured as a stock purchase. In that acquisition we assumed all of the liabilities of the ConAgra chicken division, including liabilities that may be unknown. We negotiated and obtained from ConAgra Foods certain representations and warranties concerning contingent liabilities and other obligations of the entities holding the ConAgra chicken division assets to reduce the risk that we will bear such subsidiaries’ liability for unknown liabilities. ConAgra Foods also agreed to indemnify us for breaches of representations and warranties concerning the pre-closing operations of the ConAgra chicken division and for certain liabilities of the entities holding the ConAgra chicken division assets. ConAgra Foods’ indemnification obligations are generally subject to a $30 million deductible, and there may be circumstances in which ConAgra Foods’ indemnification obligations do not provide us protection from contingent or other obligations of the entities holding the ConAgra chicken division assets, or other pre-closing liabilities of the ConAgra chicken division. These obligations and liabilities could harm our financial condition and operating results.

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

Despite our indebtedness, we are not prohibited from incurring significant additional indebtedness in the future. If additional debt is added to our current debt levels, the related risks that we now face could intensify.

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

Despite our indebtedness, we are not prohibited from incurring significant additional indebtedness in the future. If additional debt is added to our current debt levels, the related risks that we now face could intensify.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Operating Facilities

We operate 23 poultry processing plants in the U.S. Of this total, 22 process chicken and are located in Alabama, Arkansas, Georgia, Kentucky, Louisiana, North Carolina, Tennessee, Texas, Virginia, and West Virginia. We have one turkey processing plant in Pennsylvania, one chicken processing plant in Puerto Rico and three chicken processing plants in Mexico. The U.S. chicken processing plants have weekly capacity to process 27.9 million broilers and operated at 93% of capacity in fiscal 2005. Our turkey plant has the weekly capacity to process 0.2 million birds under current inspection and line configurations and operates at 90% of capacity. Our Mexico facilities have the capacity to process 3.2 million broilers per week and operated at 91% of capacity in fiscal 2005. Our Puerto Rico processing plant has the capacity to process 0.3 million birds per week based on one eight-hour shift per day. For segment reporting purposes, we include Puerto Rico with our U.S. operations.

In the U.S., the processing plants are supported by 26 hatcheries, 20 feed mills and 8 rendering plants. The hatcheries, feed mills and rendering plants operated at 92%, 84% and 86% of capacity, respectively, in fiscal 2005. In Puerto Rico the processing plant is supported by one hatchery and one feed mill which operated at 85% and 67% of capacity, respectively, in fiscal 2005. Excluding commercial feed products, the Puerto Rico feed mill is running at 60% of capacity. In Mexico the processing plants are supported by six hatcheries, four feed mills, and two rendering facilities. The Mexico hatcheries, feed mills and rendering facilities operated at 100%, 78% and 87% of capacity, respectively, in fiscal 2005.

We also operate ten prepared foods plants, nine of which process chicken products and one processes turkey products. These plants are located in Georgia, Louisiana, Pennsylvania, Tennessee, Texas and West Virginia. These plants have the capacity to produce approximately 1,133 million pounds of further processed product per year and in fiscal 2005 operated at approximately 85% of capacity based on the current product mix and six-day production at most facilities and 24/7 production at two facilities.

Subsequent to our fiscal year end, we acquired a further processing plant in Bossier City, Louisiana from Wayne Farm LLC which has an annual production capacity of 50 million pounds. This was not included in the computation of capacity utilization.

Other Facilities and Information

We own a partially automated distribution freezer located outside of Pittsburg, Texas, which includes 125,000 square feet of storage area. We operate a commercial feed mill in Mt. Pleasant, Texas. We own office buildings in Pittsburg, Texas, which house our executive offices, our Logistics and Customer Service offices and our general corporate functions as well as an office building in Mexico City, which houses our Mexican marketing offices, and an office building in Broadway, Virginia, which houses additional sales and marketing, research and development, and support activities. We lease offices in Dallas, Texas and Duluth, Georgia, which house additional sales and marketing and support activities.

We have 16 regional distribution centers located in Arizona, California, Florida, Iowa, Louisiana, Mississippi, North Carolina, Texas, Utah, and Wisconsin, seven of which we own and nine of which we lease.

Approximately fifty percent of our U.S. property, plant and equipment is pledged as collateral on our revolving term loan and our secured term loan.

Item 3. Legal Proceedings

On July 1, 2002, three individuals, on behalf of themselves and a putative class of chicken growers, filed their original class action complaint against us in the United States District Court for the Eastern District of Texas, Texarkana Division, styled “Cody Wheeler, et al. vs. Pilgrim’s Pride Corporation.” The complaint alleges that we violated the Packers and Stockyards Act (7 U.S.C. Section 192) and breached fiduciary duties allegedly owed to the plaintiff growers. The plaintiffs also brought individual actions under the Packers and Stockyards Act alleging common law fraud, negligence, breach of fiduciary duties and breach of contract. Recently, on September 30, 2005, plaintiffs amended their lawsuit to join Tyson Foods, Inc. as a co-defendant. Two additional former chicken growers were also added as plaintiffs to the lawsuit. This amendment, which occurred 38 months after the lawsuit’s filing also results in a virtual re-writing of the allegations. Now plaintiffs contend that the Company and Tyson are involved in a conspiracy to violate federal antitrust laws. Plaintiffs’ initial allegations, although still contained in the amended lawsuit, are no longer the sole focus of the case. The Company intends to defend vigorously both certification of the case as a class action and plaintiffs’ individual claims. We do not expect this matter to have a material impact on our financial position, operations or liquidity.

In October 2002, a limited number of USDA environmental samples from our Franconia, Pennsylvania plant tested positive for Listeria. As a result, we voluntarily recalled all cooked deli products produced at the plant from May 1, 2002 through October 11, 2002. No illnesses have been linked to any of our recalled products, and none of such products have tested positive for the strain of Listeria associated with an outbreak in the Northeastern U.S. that occurred during the summer of 2002. However, following this recall, a number of demands and cases have been made and filed alleging injuries purportedly arising from the consumption of products produced at this facility. These include: “Lawese Drayton, Individually and as Personal Representative of the Estate of Raymond Drayton, deceased, Plaintiff, v. Pilgrim’s Pride Corporation, Jack Lambersky Poultry Company, Inc. d/b/a JL Foods Co, Inc., Defendants,” which was filed against us in the United States District Court for the Eastern District of Pennsylvania on April 15, 2003; “Laron Harvey, by his mother and natural guardian, Shakandra Hampton, and Shakandra Hampton in her own right v. Pilgrim’s Pride Corporation and Jack Lambersky Poultry Company, Inc.,” which was filed in the Pennsylvania Court of Common Pleas on May 5, 2003, and has since been removed to the U.S. District Court of the Eastern District of Pennsylvania in Philadelphia; “Ryan and Dana Patterson v. Pilgrim’s Pride Corporation and Jack Lambersky Poultry Company, et al” which was filed in the Superior Court of New Jersey, Law Division, Passaic County, on August 12, 2003; “Jamar Clarke, an infant under the age of fourteen (14) years, by his mother and natural guardian, Wanda Multrie Clarke, and Wanda Multrie Clarke, individually v. Pilgrim’s Pride Corporation d/b/a Wampler Foods, Inc., H. Schrier and Co., Inc., Board of Education of the City of New York and Public School 251” which was filed in the Supreme Court of the State of New York, County of Queens, on August 1, 2003; “Peter Roselle, as Administrator and Prosequendum for the Heirs-at-Law of Louis P. Roselle, deceased; and Executor of the Estate of Louis P. Roselle, deceased, and individually v. Pilgrim’s Pride Corporation, Wampler Foods, Inc., Jack Lambersky Poultry Company, Inc., d.b.a. J.L. Foods Co. Inc.” which was filed in the Superior Court of New Jersey, Law Division, Union County, on June 14, 2004; “Jody Levonchuk, administratrix of the Estate of Joseph Cusato v. Pilgrim’s Pride Corporation and Jack Lambersky Poultry Company” which was filed in the U.S. District Court for the Eastern District of Pennsylvania, on July 28, 2004; “Mary Samudovsky v. Pilgrim’s Pride Corporation and Jack Lambersky Poultry Company, Inc., et al,” which was filed in the Superior Court of New Jersey, Law Division: Camden County, and served on October 26, 2004 (which case was voluntarily dismissed by the plaintiff on May 8, 2005); Nancy Cirigliano and Scott Fischer v. Pilgrim’s Pride Corporation and Jack Lambersky Poultry Company, et al,” which was filed in the Superior Court of New Jersey, Union County, on August 10, 2004; “Dennis Wysocki, as the Administrator of the Estate of Matthew Tyler Wysocki, deceased, and Dennis Wysocki and Karen Wysocki, individually v. Pilgrim’s Pride Corporation and Jack Lambersky Poultry Company, et al,” which was filed in the Supreme Court of the State of New York, County of New York, on July 30, 2004; “Randi Carden v. Pilgrim’s Pride Corporation and Jack Lambersky Poultry Company, et al,” which was filed in the Superior Court of New Jersey, Camden County, on August 10, 2004; “Catherine Dillon, individually and as guardian ad litem for her infant son, Brian Dillon, and Joseph Dillon, individually v. Pilgrim’s Pride Corporation and Jack Lambersky Poultry Company, et al,” which was filed in the Superior Court of New Jersey, Essex County, on September 10, 2004 (which case has recently been settled); and “Roberta Napolitano, as Trustee of the Bankruptcy Estate of Burke Caren Kantrow v. Pilgrim’s Pride Corporation, Wampler Foods, Inc. and Jack Lambersky Poultry Company, d/b/a J. L. Foods, Inc.” which was filed in the Superior Court of Connecticut, New Haven, on June 16, 2005. On August 20, 2004, the Estate of Frank Niemtzow refiled his individual action from the previously filed and voluntarily dismissed class action suit. Neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to any of these cases can be determined at this time. These cases are in various stages of litigation, and we believe we have meritorious defenses to each of the claims, which we intend to vigorously defend. After considering our available insurance coverage, we do not expect any of these matters to have a material impact on our financial position, operations or liquidity.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Quarterly Stock Prices and Dividends

High and low prices of and dividends relating to the Company’s common stock and the former Class B and Class A common stock for the periods indicated were:

	Prices 2005		Prices 2004		Dividends
Quarter	High	Low	High	Low	2005	2004

PPC Common Stock
First	$35.00	$25.76	$18.50	$13.44	$.015	$.015
Second	39.85	28.84	23.10	16.17	.015	.015
Third	38.61	33.32	29.88	21.10	.015	.015
Fourth	40.23	30.91	32.09	23.02	.015	.015

Class B Common Stock
First	$--	$--	$14.39	$12.50	$--	$--
Second	--	--	--	--	--	--
Third	--	--	--	--	--	--
Fourth	--	--	--	--	--	--

Class A Common Stock
First	$--	$--	$14.55	$12.53	$--	$--
Second	--	--	--	--	--	--
Third	--	--	--	--	--	--
Fourth	--	--	--	--	--	--

The Company’s common stock (ticker symbol “PPC”) is traded on the New York Stock Exchange. The Company estimates there were approximately 53,286 holders (including individual participants in security position listings) of the Company’s common stock as of November 15, 2005. Prior to November 22, 2003, the Company had two classes of authorized and issued common stock, Class B common stock (ticker symbol “CHX”) and Class A common stock (ticker symbol “CHX A”), both of which were traded on the New York Stock Exchange. See Note I—Common Stock of the notes to consolidated financial statements included elsewhere herein for additional discussion of the Company’s common stock.

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

Issuer Purchases of Equity Security

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Number of Shares Remaining to be Purchased Under the Program (2)
July 3 - Aug 3	15,443,054	$31.23735	15,443,054	--
Aug 4 - Sept 3	--	--	--	--
Sept 4 - Oct 1	--	--	--	--
Total	15,443,054	$31.23735	15,443,054	--

(1) Total shares purchased represents those shares purchased by the Company from ConAgra Foods, Inc. in connection with the Company’s simultaneous issuance of the same number of shares in a public offering as described in (2) below.

(2) As reported on August 4, 2005, in the Company’s Current Report on Form 8-K, on August 3, 2005, the Company entered into a Purchase and Amendment Agreement with ConAgra Foods, Inc., providing for the repurchase by the Company from ConAgra Foods, Inc. of an aggregate of 15,443,054 shares of the Company’s common stock at a price per share of $31.23735. The repurchase was completed on August 9, 2005 and the shares were cancelled. There was no decrease in the total number of outstanding shares of common stock after giving effect to the repurchase as it occurred concurrent with the issuance of a like number of new shares in a public offering.

Item 6. Selected Financial Data

(In thousands, except ratios and per share data)	Eleven Years Ended October 1, 2005
	2005	2004(a)(b)	2003	2002
		(53 weeks)
Income Statement Data:
Net sales	$5,666,275	$5,363,723	$2,619,345	$2,533,718
Gross profit(d)	745,199	529,039	200,483	165,165
Operating income(d)	435,812	265,314	63,613	29,904
Interest expense, net	43,932	52,129	37,981	32,003
Income (loss) before income taxes(d)	403,523	208,535	63,235	1,910
Income tax expense (benefit)(e)	138,544	80,195	7,199	(12,425)
Net income (loss)(d)	264,979	128,340	56,036	14,335
Ratio of earnings to fixed charges(f)	7.19x	4.08x	2.24x	(f )
Per Common Share Data:(g)
Net income (loss)	$3.98	$2.05	$1.36	$0.35
Cash dividends	0.06	0.06	0.06	0.06
Book value	18.31	13.87	10.46	9.59
Balance Sheet Summary:
Working capital	$404,601	$383,726	$211,119	$179,037
Total assets	2,511,903	2,245,989	1,257,484	1,227,890
Notes payable and current maturities of long-term debt	8,603	8,428	2,680	3,483
Long-term debt, less current maturities	518,863	535,866	415,965	450,161
Total stockholders’ equity	1,223,598	922,956	446,696	394,324
Cash Flow Summary:
Operating cash flow	$493,073	$272,404	$98,892	$98,113
Depreciation & amortization(h)	134,944	113,788	74,187	70,973
Purchases of investment securities	305,458	--	--	--
Capital expenditures	116,588	79,642	53,574	80,388
Business acquisitions, net of equity consideration(a)(c)	--	272,097	4,499	--
Financing activities, net provided by (used in)	18,860	96,665	(39,767)	(21,793)
Other Data:
EBITDA(i)	$580,078	$372,501	$173,926	$103,469
Key Indicators (as a percentage of net sales):
Gross profit(d)	13.2%	9.9%	7.7%	6.5%
Selling, general and administrative expenses	5.5%	4.8%	5.2%	5.3%
Operating income (loss)(d)	7.7%	4.9%	2.4%	1.2%
Interest expense, net	0.9%	1.0%	1.5%	1.3%
Net income (loss)(d)	4.7%	2.4%	2.1%	0.6%

Eleven Years Ended October 2, 2004
2001(c)	2000	1999	1998	1997	1996	1995
		(53 weeks)

$2,214,712	$1,499,439	$1,357,403	$1,331,545	$1,277,649	$1,139,310	$931,806
213,950	165,828	185,708	136,103	114,467	70,640	74,144
94,542	80,488	109,504	77,256	63,894	21,504	24,930
30,775	17,779	17,666	20,148	22,075	21,539	17,483
61,861	62,786	90,904	56,522	43,824	(4,533)	2,091
20,724	10,442	25,651	6,512	2,788	2,751	10,058
41,137	52,344	65,253	50,010	41,036	(7,284)	(7,967)
2.13x	3.04x	4.33x	2.96x	2.57x	(f)	1.07x

$1.00	$1.27	$1.58	$1.21	$0.99	$(0.18)	$(0.19)
0.06	0.06	0.045	0.04	0.04	0.04	0.04
9.27	8.33	7.11	5.58	4.41	3.46	3.67

$203,350	$124,531	$154,242	$147,040	$133,542	$88,455	$88,395
1,215,695	705,420	655,762	601,439	579,124	536,722	497,604
5,099	4,657	4,353	5,889	11,596	35,850	18,187
467,242	165,037	183,753	199,784	224.743	198,334	182,988
380,932	342,559	294,259	230,871	182,516	143,135	152,074

$87,833	$130,803	$$81,452	$85,016	$49,615	$11,391	$32,712
55,390	36,027	34,536	32,591	29,796	28,024	26,127
--	--	--	--	--	--	--
112,632	92,128	69,649	53,518	50,231	34,314	35,194
239,539	--	--	--	--	--	36,178
246,649	(24,769)	(19,634)	(32,498)	348	27,313	40,173

$146,166	$115,356	$142,043	$108,268	$94,782	$43,269	$44,455

9.7%	11.1%	13.7%	10.2%	9.0%	6.2%	8.0%
5.4%	5.7%	5.6%	4.4%	4.0%	4.3%	5.3%
4.3%	5.4%	8.1%	5.8%	5.0%	1.9%	2.7%
1.4%	1.2%	1.3%	1.5%	1.7%	1.9%	1.9%
1.9%	3.5%	4.8%	3.8%	3.2%	(0.6)%	(0.9)%

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

(d)	Gross profit, operating income and other income include the following non-recurring recoveries, restructuring charges and other unusual items for each of the years presented (in millions):

	2005	2004	2003	2002
Effect on Gross Profit and Operating Income:
Cost of sales-restructuring	$--	$(64.2)	$--	$--
Non-recurring recoveries recall insurance	$--	$23.8	$--	$--
Non-recurring recoveries for avian influenza	$--	$--	$26.6	$--
Non-recurring recoveries for vitamin and methionine litigation	$--	$0.1	$19.9	$0.8

Additional effect on Operating Income:
Other restructuring charges	$--	$(7.9)	$--	$--

Other income for litigation settlement	$11.7	--	--	--
Other income for vitamin and methionine litigation	$--	$0.9	$36.0	$4.3

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

(g)
Historical per share amounts represent both basic and diluted and have been restated to give effect to a stock dividend issued on July 30, 1999. The stock reclassification on November 21, 2003 that resulted in the new common stock traded as PPC did not affect the number of shares outstanding.

(h)
Includes amortization of capitalized financing costs of approximately $2.3 million, $2.0 million, $1.5 million, $1.4 million, $1.9 million, $1.2 million, $1.1 million, $1.0 million, $0.9 million, $1.8 million and $1.2 million in fiscal years 2005, 2004, 2003, 2002, 2001, 2000, 1999, 1998, 1997, 1996 and 1995, respectively.

(i)
“EBITDA” is defined as the sum of net income (loss) before interest, taxes, depreciation and amortization. EBITDA is presented because it is used by us and we believe it is frequently used by securities analysts, investors and other interested parties, in addition to and not in lieu of Generally Accepted Accounting Principles (GAAP) results, to compare the performance of companies. EBITDA is not a measurement of financial performance under GAAP and should not be considered as an alternative to cash flow from operating activities or as a measure of liquidity or an alternative to net income as indicators of our operating performance or any other measures of performance derived in accordance with GAAP.

A reconciliation of net income to EBITDA is as follows (in thousands):

	2005	2004	2003	2002	2001	2000	1999	1998	1997	1996	1995

Net Income (loss)	$264,979	$128,340	$ 56,036	$ 14,335	$ 41,137	$ 52,344	$ 65,253	$ 50,010	$ 41,036	$ (7,284)	$ (7,967)
Add:
Interest expense, net	43,932	52,129	37,981	32,003	30,775	17,779	17,666	20,148	22,075	21,539	17,483
Income tax expense (benefit)	138,544	80,195	7,199	(12,425)	20,724	10,442	25,651	6,512	2,788	2,751	10,058
Depreciation and amortization(h)	134,944	113,788	74,187	70,973	55,390	36,027	34,536	32,591	29,796	28,024	26,127

Minus:
Amortization of capitalized financing costs(h)	2,321	1,951	1,477	1,417	1,860	1,236	1,063	993	913	1,761	1,246
EBITDA	$580,078	$372,501	$173,926	$103,469	$146,166	$115,356	$142,043	$108,268	$ 94,782	$ 43,269	$ 44,455

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

▪  Description of the Company

The Company is the second largest producer of poultry in the United States and Mexico, the largest in Puerto Rico and has one of the best known brand names in the poultry industry. In the U.S., we produce both prepared and fresh chicken and turkey while in Mexico and Puerto Rico, we exclusively produce fresh chicken. Through vertical integration we control the breeding, hatching and growing of chickens. We operate in three business segments and two geographical areas.

▪  Executive Summary

The following executive summary is intended to provide significant highlights of the Discussion and Analysis that follows:

Consolidated Operating Results. The changes in the Company’s net income and net income per common share-basic and diluted for the fiscal year ended October 1, 2005 from the fiscal year ended October 2, 2004 were due primarily to the following (in millions except per share data):

	Net Income	Earnings per Share
For the fiscal year ended October 2, 2004	$128.3	$2.05
Fiscal 2004 Items Impacting Net Income:
Turkey restructuring and related charges in 2004	44.3	0.71
Non-recurring recoveries in 2004	(15.4)	(0.25)
Proforma fiscal 2004 acquisition	14.5	0.11
Lower effective income tax rate	8.7	0.14
Subtotal	180.4	2.76
Fiscal 2005 Items Impacting Net Income:
Breach of contract litigation	7.5	0.11
All other, primarily improved operations	77.1	1.11
For the fiscal year ended October 1, 2005	$265.0	$3.98

See the discussion of events affecting the comparability of net income amounts in “Results of Operations,” below.

Turkey Restructuring and Related Charges in 2004. We restructured our turkey operations in fiscal 2004 and recorded total restructuring charges of $72.1 million (pre-tax).

For further details, see Note C- Restructuring Charges and Non-recurring Recoveries to the consolidated financial statements included elsewhere herein and “Results of Operations.”

Non-recurring Recoveries in 2004. We had non-recurring recoveries for business interruption insurance and other material items in fiscal 2004 amounting to $24.8 million (pre-tax).

For further details, see Note C- Restructuring Charges and Non-recurring Recoveries to the consolidated financial statements included elsewhere herein.

Proforma Fiscal 2004 Acquisition. The acquisition of the ConAgra chicken division occurred effective November 23, 2004. Therefore, fiscal 2004 results did not include eight weeks of the fiscal 2004 acquisition’s activities. Also includes the effect on earnings per share for the full proforma fiscal year as if the 25.4 million shares issued for the acquisition were outstanding for the full year.

For further details, see Note B - Business Acquisition to the consolidated financial statements included elsewhere herein.

Lower Effective Income Tax Rate. Our reported effective income tax rate decreased by 4.1 percentage points to 34.3% resulting primarily from increased income from our Mexico operations which is taxed at a lower rate.

Breach of Contract Litigation. Miscellaneous income of $11.7 million (pre-tax) was recorded in fiscal 2005 relating to the litigation related to a breach of contract that was settled through arbitration.

All Other, Primarily Improved Operations. The increase in results was due primarily to the following:

▪	Increase in operating income related to U.S. chicken sales as a result of a 17% decrease in average feed costs when considered on a stable sales pricing and volume basis.

▪	Increase in operating income related to Mexico chicken sales as a result of average sales prices increasing 15% and an 18% decrease in average feed costs.

▪	Decrease in operating loss from turkey segment due primarily to the change in product mix created by the 2004 turkey restructuring.

▪	Decrease in operating income from other product operations due to competitive pressures in the sale of table eggs, protein and non-poultry products sold by our distributions centers.

▪  Business Environment

Profitability in the poultry industry is materially affected by the commodity prices of feed ingredients, chicken and turkey, which are determined by supply and demand factors. As a result, the chicken and turkey industries are subject to cyclical earnings fluctuations. Cyclical earnings fluctuations can be mitigated somewhat by:

- Business strategy;

- Product mix;

- Sales and marketing plans; and

- Operating efficiencies.

In an effort to reduce price volatility and to generate higher, more consistent profit margins, we have concentrated on the production and marketing of prepared foods products. Prepared foods products generally have higher profit margins than our other products. Also, the production and sale in the U.S. of prepared foods products reduces the impact of the costs of feed ingredients on our profitability. Feed ingredient purchases are the single largest component of our cost of sales, representing approximately 29% of our consolidated cost of sales in fiscal 2005. The production of feed ingredients is positively or negatively affected primarily by weather patterns throughout the world, the global level of supply inventories and demand for feed ingredients, and the agricultural policies of the U.S. and foreign governments. As further processing is performed, feed ingredient costs become a decreasing percentage of a product’s total production cost, thereby reducing their impact on our profitability. Products sold in this form enable us to charge a premium, reduce the impact of feed ingredient costs on our profitability and improve and stabilize our profit margins.

As a significant portion of the U.S. poultry production is exported, the commodity prices of chicken and turkey can be, and in recent periods have been, adversely affected by disruptions in poultry export markets. These disruptions are often caused by restriction on imports of U.S.-produced poultry products imposed by foreign governments for a variety of reasons, including the protection of their domestic poultry producers and allegations of consumer health issues. For example, Russia and Japan have restricted the importation of U.S.-produced poultry for both of these reasons in recent periods. In July 2003, the U.S. and Mexico entered into a safeguard agreement with regard to imports into Mexico of chicken leg quarters from the U.S. Under this agreement, a tariff rate for chicken leg quarters of 98.8% of the sales price was established. This tariff rate was reduced on January 1, 2005 to 59.3% and is scheduled to be reduced in each of the following three years in equal increments so that the final tariff rate at January 1, 2008 will be zero. The tariff was imposed due to concerns that the duty-free importation of such products as provided by the North American Free Trade Agreement would injure Mexico’s poultry industry. As such tariffs are reduced, we expect greater amounts of chicken to be imported into Mexico from the U.S., which could negatively affect the profitability of Mexican chicken producers and positively affect the profitability of U.S. exporters of chicken to Mexico. Although this could have a negative impact on our Mexican chicken operations, we believe that this will be mitigated by the close proximity of our U.S. operations to the Mexico border. We have the largest U.S. production and distribution capacities near the Mexican border, which gives us a strategic advantage to capitalize on exports of U.S. chicken to Mexico. Because these disruptions in poultry export markets are often political, no assurances can be given as to when the existing disruptions will be alleviated or that new ones will not arise.

Business Segments

We operate in three reportable business segments as (1) a producer and seller of chicken products, (2) a producer and seller of turkey products and (3) other products. In previous years, our presented segments included chicken and other and turkey. After fully integrating the former ConAgra chicken division into our operations during fiscal 2004 and early fiscal 2005, we changed our segment presentation to separate our non-chicken and non-turkey operations into a separate category consistent with management’s evaluation of operating results and decisions with respect to the allocation of resources.

Our chicken segment includes sales of chicken products we produce and purchase for resale in the U.S., including Puerto Rico, and Mexico. Our chicken segment conducts separate operations in the U.S. and Puerto Rico and in Mexico and is reported as two separate geographical areas. Substantially all of the assets and operations of the recently acquired ConAgra chicken division are included in our U.S. chicken segment since the date of acquisition.

Our turkey segment includes sales of turkey products we produce and purchase for resale in our turkey and distribution operations, operating in the U.S.

Our other products segment includes distribution of non-poultry products that are purchased from third parties and sold to independent grocers and quick service restaurants. Also included in this category are sales of table eggs, feed, protein products and other items, some of which are produced by the Company.

Inter-area sales and inter-segment sales, which are not material, are accounted for at prices comparable to normal trade customer sales. Corporate expenses are allocated to Mexico based upon various apportionment methods for specific expenditures incurred related thereto with the remaining amounts allocated to the U.S. portions of the segments based on number of employees.

Assets associated with our corporate functions, including cash and cash equivalents and investments in available for sale securities.

Selling, general and administrative expenses related to our distribution centers are allocated based on the proportion of net sales to the particular segment to which the product sales relate.

Depreciation and amortization, total assets and capital expenditures of our distribution centers are included in chicken based on the primary focus of the centers.

Non-recurring recoveries, which represent settlements for vitamin and methionine litigation covering several periods as well as federal compensation for avian influenza, have not been allocated to any segment because the proper allocation cannot be readily determined.

The following table presents certain information regarding our segments:

	Fiscal Year Ended
	October 1, 2005	October 2, 2004(a)(b)	September 27, 2003(a)
	(In thousands)
Net Sales to Customers:
Chicken:
United States	$4,411,269	$4,091,706	$1,738,312
Mexico	403,353	362,442	349,305
Sub-total	4,814,622	4,454,148	2,087,617
Turkey	204,838	286,252	305,678
Other Products:
United States	626,056	600,091	207,284
Mexico	20,759	23,232	18,766
Sub-total	646,815	623,323	226,050
Total	5,666,275	5,363,723	2,619,345
Operating Income (Loss):
Chicken:
United States	$405,662	$329,694	$60,507
Mexico	39,809	(7,619)	12,557
Sub-total	445,471	322,075	73,064
Turkey(c)	(22,539)	(96,839)	(73,992)
Other Products:
United States	8,250	35,969	14,300
Mexico	4,630	4,033	3,762
Sub-total	12,880	40,002	18,062
Non-recurring recoveries(d)	--	76	46,479
Total	$435,812	$265,314	$63,613
Depreciation and Amortization:(e)
Chicken:
United States	$114,131	$89,767	$50,215
Mexico	12,085	12,217	11,981
Sub-total	126,216	101,984	62,196
Turkey	3,343	6,887	7,921
Other Products:
United States	5,196	4,773	3,935
Mexico	189	144	135
Sub-total	5,385	4,917	4,070
Total	$134,944	$113,788	$74,187
Total Assets:
Chicken:
United States	$2,059,579	$1,830,051	$799,967
Mexico	287,414	212,492	207,221
Sub-total	2,346,993	2,042,543	1,007,188
Turkey	77,319	122,163	193,349
Other Products:
United States	85,581	78,754	54,275
Mexico	2,010	2,529	2,672
Sub-total	87,591	81,283	56,947
Total	$2,511,903	$2,245,989	$1,257,484
Capital Expenditures:
Chicken:
United States	$102,470	$54,433	$34,517
Mexico	4,924	8,640	9,218
Sub-total	107,394	63,073	43,735
Turkey	3,604	8,151	5,582
Other Products:
United States	5,448	8,395	4,257
Mexico	142	23	--
Sub-total	5,590	8,418	4,257
Total	$116,588	$79,642	$53,574

(a)	Certain historical amounts have been reclassified to conform with current year presentation.

(b)
The Company acquired the ConAgra chicken division on November 23, 2003 for $635.2 million. The acquisition has been accounted for as a purchase and the results of operations for this acquisition have been included in our consolidated results of operations since the acquisition date.

(c)
Included in fiscal 2004 are restructuring charges totaling $72.1 million offset somewhat by the non-recurring recovery of $23.8 million representing the gain recognized on the insurance proceeds received in connection with the October 2002 recall. In addition, the Company estimates its losses related to the October 2002 recall (excluding the insurance recovery described above) negatively affected gross profit and operating income by $20.0 million in fiscal 2004 and $65.0 million in fiscal 2003.

(d)	Non-recurring recoveries which have not been allocated to the individual segments are as follows (in millions):

	October 2, 2004	September 27, 2003
Avian influenza	--	26.6
Vitamin	0.1	1.6
Methionine	--	18.3

Total	$0.1	$46.5

(e)	Includes amortization of capitalized financing costs of approximately $2.3 million, $2.0 million and $1.5 million in fiscal years 2005, 2004 and 2003, respectively.

The following table presents certain items as a percentage of net sales for the periods indicated:

Fiscal Year Ended

	October 1, 2005	October 2, 2004	September 27, 2003
Net sales	100.0%	100.0%	100.0%
Cost and Expenses
Cost of sales	86.8	89.4	94.1
Cost of sales-restructuring	0.0	1.2	--
Non-recurring recoveries	0.0	(0.4)	(1.8)
Gross profit	13.2	9.9	7.7
Selling, general and administrative expense	5.5	4.8	5.2
Other restructuring charges	0.0	0.1	--
Operating income	7.7	4.9	2.4
Interest expense, net	0.7	1.0	1.5

Income before income taxes	7.1	3.9	2.4
Net income	4.7	2.4	2.1

Results of Operations

Our results of operations for fiscal 2005 when compared to fiscal 2004 were impacted by the following significant items.

First, on November 23, 2003 we completed the purchase of the ConAgra chicken division. We sometimes refer to this acquisition as “the fiscal 2004 acquisition.” The acquired business has been included in our results of operations for only 45 of the 53 weeks in fiscal 2004.

Second, on April 26, 2004 we announced a plan to restructure our turkey business. The Company sold the related facilities in the fourth quarter of fiscal 2004 and recorded, as cost of sales-restructuring, $64.2 million, primarily due to asset impairments and inventory losses on discontinued products, and, as other restructuring charges, $7.9 million, primarily related to exit and severance costs. Commodity sales in our turkey division decreased by approximately $55 million in fiscal 2005 as a result of this restructuring.

Third, fiscal 2005 included 52 weeks versus fiscal 2004, which included 53 weeks, resulting in a decrease in each of the categories discussed in our results of operations by approximately 1.9% as compared to the corresponding period in the preceding year. As this change impacted all the income statement categories in a reasonably consistent manner, no separate discussion of this factor is included in our results of operations discussion, unless the impact of the applicable category varied from the decrease described above.

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

Fiscal 2005 Compared to Fiscal 2004

Net Sales. Net sales for fiscal 2005 increased $302.6 million, or 5.6%, over fiscal 2004. The following table provides additional information regarding net sales (in millions):

	Fiscal Year Ended
	October 1,	Change from	Percentage
Source	2005	Fiscal 2004	Change

Chicken:
United States	$4,411.2	$319.5	7.8%	(a	)
Mexico	403.4	41.0	11.3%	(b	)
	$4,814.6	$360.5	8.1%

Turkey	$204.8	$(81.5)	(28.5)%	(c	)

Other products:
United States	$626.1	$26.0	4.3%	(d	)
Mexico	20.8	(2.4)	(10.3)%	(e	)
	$646.9	$23.6	3.8%
	$5,666.3	$302.6	5.6%

(a)	U.S. chicken sales increased primarily due to the inclusion of the fiscal 2004 acquisition, for 52 weeks in fiscal 2005 versus 45 weeks in fiscal 2004.

(b)
Mexico chicken sales after adjusting for a 52-week year in 2004 increased primarily due to a 14.8% increase in total revenue per pound produced, partially offset by a 1.3% decline in dressed pounds produced.

(c)
The decrease in turkey sales was due primarily to our fiscal 2004 restructuring of our turkey operations. See Note C - Restructuring Charges and Non-Recurring Recoveries of the notes to consolidated financial statements included elsewhere herein. We estimate that commodity sales in our turkey division decreased by approximately $55 million in fiscal 2005 as a result of this restructuring.

(d)
U.S. sales of other products increased primarily due to the inclusion of the distribution centers of the fiscal 2004 acquisition for 52 weeks in fiscal 2005 versus 45 weeks in fiscal 2004. Also affecting the U.S. sales of other products was a decline in pricing for products at our commercial egg operations and our rendering plants.

(e)	Mexico other products sales decreased due to reduced sales volumes of our commercial feed.

Gross Profit. Gross profit for fiscal 2005 increased $216.2 million, or 40.9%, over fiscal 2004. The following table provides gross profit information (in millions):

	Fiscal Year Ended			Percentage	Percentage
October 1,	October 1,	Change from	Percentage	of Net Sales	of Net Sales
Components	2005	Fiscal 2004	Change	Fiscal 2005	Fiscal 2004

Net sales	$5,666.3	$302.6	5.6%	100.0%	100.0%
Cost of sales	4,921.1	126.7	2.6%	86.8%	89.4%	(a	)
Cost of sales-restructuring	--	(64.2)	--	0.0%	1.2%	(b	)
Non-recurring recoveries	--	23.9	--	0.0%	(0.4)%	(c	)

Gross profit	$745.2	$216.2	40.9%	13.2%	9.9%

(a)
Cost of sales in the U.S. chicken operations increased $180.0 million due primarily to the fiscal 2004 acquisition, offset partially by the cost of feed ingredient purchases averaging 17% lower in cost in fiscal 2005 compared to the prior year. Cost of sales in our turkey operations decreased significantly because of the restructuring of this division in fiscal 2004. Cost of sales in our Mexico operations decreased $13.2 million primarily due to a 3.2% decline in production volumes after adjusting for a 52-week year in 2004, and a 17.5% decrease in average cost of feed ingredient purchases.

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

Operating Income. Operating income for fiscal 2005 compared to fiscal 2004 increased $170.5 million, or 64.3%, as described in the following table (in millions):

	Fiscal Year Ended
	October 1,	Change from	Percentage
Source	2005	Fiscal 2004	Change

Chicken:
United States	$405.7	$76.0	23.1%
Mexico	39.8	47.4	623.7%
	$445.5	$123.4	38.3%
Turkey	$(22.5)	$74.3	76.8%

Other Products:
United States	$8.2	$(27.7)	(77.2)%
Mexico	4.6	0.6	15.0%
	$12.8	$(27.1)	(67.9)%
Non-recurring recoveries	--	(0.1)	--
Operating Income	$435.8	$170.5	64.3%

	Fiscal Year Ended			Percentage	Percentage
	October 1,	Change from	Percentage	of Net Sales	of Net Sales
Components	2005	Fiscal 2004	Change	Fiscal 2005	Fiscal 2004

Gross profit	$745.2	$216.2	40.9%	13.2%	9.9%
Selling, general and administrative expense	309.4	53.6	21.0%	5.5%	4.8%	(a	)
Other restructuring charges	--	(7.9)	--	--	0.1%	(b	)

Operating income	$435.8	$170.5	64.3%	7.7%	4.9%	(c	)

(a)
Selling, general and administrative expense increased due to costs associated with increased sales of prepared foods because of the fiscal 2004 acquisition and due to increases in costs associated with our profit-based retirement and compensation plans.

(b)
On April 26, 2004, we announced a plan to restructure our turkey division, including the sale or closure of some facilities in Virginia. Approximately $7.9 million related to exit and severance costs in connection with the restructuring were charged to other restructuring charges.

(c)
The increase in operating income over fiscal 2004 is due primarily to lower feed ingredient pricing, the $72.1 million in turkey restructuring and other related restructuring charges sustained in fiscal 2004 and the other items described above.

Interest Expense. Consolidated interest expense decreased 8.8% to $49.6 million in fiscal 2005, when compared to $54.4 million for fiscal 2004, due primarily to lower average outstanding debt balances experienced in the fiscal year.

Interest Income. Interest income increased 147.8% to $5.7 million compared to $2.3 million in fiscal 2004. This increase was due to the increase in funds available to invest created by the increase in net income.

Income Tax Expense. Consolidated income tax expense in fiscal 2005 was $138.5 million, compared to $80.2 million in fiscal 2004. This increase in consolidated income tax expense is the result of higher pretax earnings in fiscal 2005. The effective tax rate for fiscal 2005 was 34.3% versus 38.5% for fiscal 2004. This decrease is due primarily to the increase in net income before tax in our Mexico operations which is taxed at a lower rate than our U.S. operations. Offsetting this is a $2.4 million provision for anticipated repatriations from Mexico under the American Jobs Creation Act of 2004.

The American Jobs Creation Act of 2004 includes a temporary incentive to U.S. multinationals to repatriate foreign earnings at an approximate effective 5.25% U.S. federal tax rate. The provision discussed above represents applications of the 5.25% U.S. federal income tax on the minimum anticipated repatriation expected in fiscal 2006. The Company continues to further evaluate its reinvestment and repatriation opportunities and may be able to accomplish additional repatriations in fiscal 2006. The tax consequences on additional repatriations will be recorded upon completion of detailed repatriation plans.

Fiscal 2004 Compared to Fiscal 2003

Net Sales. Net sales for fiscal 2004 increased $2.7 billion, or 104.8%, over fiscal 2003. The following table provides additional information regarding net sales (in millions):

	Fiscal Year Ended	Change
	October 2,	Fiscal from 2003	Percentage
Source	2004	Change

Chicken:
United States	$4,091.7	$2,353.4	135.4%	(a	)
Mexico	362.4	13.1	3.8%
	$4,454.1	$2,366.5	113.4%
Turkey	$286.3	$(19.4)	(6.3)%	(b	)

Other Products:
United States	$600.1	$392.9	189.5%	(c	)
Mexico	23.2	4.4	23.4%
	$623.3	$397.3	175.7%
	$5,363.7	$2,744.4	104.8%

(a)
U.S. chicken sales increased primarily due to the fiscal 2004 acquisition which we estimate contributed approximately $1.9 billion since the acquisition. Also affecting the U.S. chicken sales was an increase of 15.9% in total revenue per dressed pound produced, primarily due to significantly higher component market chicken prices during the year as compared to fiscal 2003.

(b)	The decrease in turkey sales was due to a decrease in turkey production created by a 15% reduction in turkey flocks beginning in July 2003, offset by an 8.9% increase in revenue per pound produced.

(c)	We estimate the fiscal 2004 acquisition contributed approximately $362 million to sales of other products primarily due the acquired distribution business.

Gross Profit. Gross profit for fiscal 2004 increased $328.5 million, or 163.8%, over fiscal 2003. The following table provides gross profit information (in millions):

	Fiscal Year Ended			Percentage	Percentage
	October 2,	Change from	Percentage	of Net Sales	of Net Sales
Components	2004	Fiscal 2003	Change	Fiscal 2004	Fiscal 2003

Net sales	$5,363.7	$2,744.4	104.8%	100.0%	100.0%
Cost of sales	4,794.4	2,329.1	94.5%	89.4%	94.1%	(a	)
Cost of sales-restructuring	64.2	64.2	--	1.2%	--	(b	)
Non-recurring recoveries	(23.9)	22.6	48.6%	(0.4)%	(1.8)%	(c	)

Gross profit	$529.0	$328.5	163.8%	9.9%	7.7%

(a)
Cost of sales in the U.S. operations increased $2,329.1 million due primarily to the fiscal 2004 acquisition, as well as significantly higher feed ingredient costs in fiscal 2004 compared to the prior year. Our Mexico operations had a $41.7 million increase primarily due to higher feed ingredient costs. Chicken component market prices reached their highest level in the U.S. since 1999 during our fiscal 2004 third quarter. Since that time, the reference chicken component market prices declined significantly. However, partially offsetting this decline in component market chicken prices were declines in prices for corn and soybean meal, which comprised 24.8% of our consolidated cost of sales in fiscal 2004.

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

(c)
Non-recurring recoveries in fiscal year 2004 consisted mainly of a $23.8 million gain from insurance proceeds related to our 2002 product recall. In fiscal 2003, we had non-recurring recoveries of $46.5 million consisting of $26.6 million in payments from the federal government to compensate producers for avian influenza losses and $19.9 million related to the anti-trust lawsuits involving vitamins and methionine.

Operating Income. Operating income for fiscal 2004 compared to fiscal 2003 increased $201.7 million, or 317.1%, as described in the following table (in millions):

	Fiscal Year Ended
	October 1,	Change from	Percentage
Source	2004	Fiscal 2003	Change

Chicken
United States	$329.7	$269.2	445.0%
Mexico	(7.6)	(20.2)	(160.3)%
	$322.1	$249.0	340.6%
Turkey	$(96.8)	$(22.8)	30.8%

Other Products
United States	$35.9	$21.7	152.8%
Mexico	4.0	0.2	5.3%
	$39.9	$21.9	121.7%
Non-recurring recoveries	$0.1	$(46.4)	(99.8)%
Operating Income	$265.3	$201.7	317.1%

	Fiscal Year Ended			Percentage	Percentage
	October 2,	Change from	Percentage	of Net Sales	of Net Sales
Components	2004	Fiscal 2003	Change	Fiscal 2004	Fiscal 2003

Gross profit	$529.0	$328.5	163.8%	9.9%	7.7%
Selling, general and administrative expense	255.8	118.9	86.9%	4.8	5.2%	(a	)
Other restructuring charges	7.9	7.9	--	0.1	--	(b	)

Operating income	$265.3	$201.7	317.1%	4.9%	2.4%	(c	)

(a)
Selling, general and administrative expense increased $118.9 million due primarily to the fiscal 2004 acquisition, but decreased as a percent of sales primarily due to the fixed nature of certain expenses in relation to increased sales.

(b)
On April 26, 2004, we announced a plan to restructure our turkey division, including the sale or closure of some facilities in Virginia. Approximately $7.9 million related to exit and severance costs in connection with the restructuring were charged to other restructuring charges.

(c)
Operating income for U.S. chicken of $329.7 million is offset by operating losses of $7.6 million in Mexico and $96.8 million for turkey. The loss in Mexico compared to operating income of $12.6 million in fiscal 2003 is primarily due to increased feed cost. The loss for turkey compared to a loss of $74.0 million in fiscal 2003 is primarily due to our restructuring noted above, the continuing effect of the 2002 recall and significant losses on commodity turkey sales.

Interest Expense. Consolidated interest expense increased 40.2% to $54.4 million in fiscal 2004, when compared to $38.8 million for fiscal 2003, due primarily to higher average outstanding debt balances experienced in the fiscal year due to the financing of the fiscal 2004 acquisition partially offset by significant debt repayment with excess cash flow in fiscal 2004.

Interest Income. Consolidated interest income increased 187.5% to $2.3 million compared to $0.8 million in fiscal 2003 due to excess cash available during fiscal 2004 as net income increased.

Income Tax Expense. Consolidated income tax expense in fiscal 2004 was $80.2 million, compared to $7.2 million in fiscal 2003. This increase in consolidated income tax expense is the result of higher pretax earnings in fiscal 2004. Fiscal 2003 income tax expense was significantly reduced by a tax benefit recorded in fiscal 2003 of approximately $16.9 million to reflect the benefit resulting from a reduction in valuation allowance of the net operating loss carry forwards for Mexican tax purposes.

Liquidity and Capital Resources

The following table presents our available sources of liquidity as of October 1, 2005 (in thousands).

Facility		Available	Amount	Available
Source of Liquidity	Amount	Borrowing	Outstanding
(in millions)

Cash and cash equivalents	--	--	--	$132.6
Investments in available for sale securities	--	--	--	270.3
Debt Facilities:
Revolving credit facilities	168.0	133.8	--	133.8
Revolving/term facility	500.0	500.0	--	500.0

Receivables purchase
agreement	125.0	125.0	--	125.0

Total available				$1,161.7

As of October 1, 2005, we had $168.0 million in revolving credit facilities and $500.0 million in a secured revolving/term borrowing facility. Borrowings under the revolving/term borrowing facility are available on a revolving basis until April 7, 2008 at which time the outstanding borrowings will be converted to a term loan. Approximately one-half of the converted term loan principal balance outstanding as of April 7, 2008 will be payable in quarterly installments through August 31, 2011 with all remaining principal and interest due on August 31, 2011. The $500.0 million revolving/term borrowing facility provides for interest rates ranging from LIBOR plus one percent to LIBOR plus two and five-eighths percent depending upon our total debt to capitalization ratio. The facility is secured by certain fixed assets. The $168.0 million domestic revolving credit facilities provide for interest rates ranging from LIBOR plus seven-eighths percent to LIBOR plus two and five-eighths percent depending upon our total debt to capitalization ratio. The $168.0 million domestic revolving credit facilities, $133.8 million of which was available for borrowings at October 1, 2005, are secured by domestic chicken inventories. Borrowings against these facilities are subject to the availability of eligible collateral and no material adverse change provisions.

We also maintain operating leases for various types of equipment, some of which contain residual value guarantees for the market value of assets at the end of the term of the lease. The terms of the lease maturities range from one to seven years. We estimate the maximum potential amount of the residual value guarantees is approximately $19.0 million; however, the actual amount would be offset by any recoverable amount based on the fair market value of the underlying leased assets. No liability has been recorded related to this contingency as the likelihood of payments under these guarantees is not considered to be probable and the fair value of the guarantees is immaterial. We historically have not experienced significant payments under similar residual guarantees.

At October 1, 2005, our working capital increased to $404.6 million and our current ratio increased to 1.68 to 1, compared with working capital of $383.7 million and a current ratio of 1.61 to 1 at October 2, 2004, primarily due to increased profitability of our operations and the working capital changes discussed below.

Trade accounts and other receivables were $288.5 million at October 1, 2005, compared to $324.2 million at October 2, 2004. The $35.7 million, or 11.0%, decrease in trade accounts and other receivables was primarily due to changes in sales mix and increased collection activity.

Inventories were $527.3 million at October 1, 2005, compared to $610.0 million at October 2, 2004. The $82.7 million, or 13.6%, decrease in inventories was primarily due to the reduction in turkey inventories in early fiscal 2005 resulting from the 2004 turkey restructuring and reduced product pricing in finished chicken products as a result of lower feed ingredient costs.

Accounts payable decreased $32.7 million to $281.9 million at October 1, 2005, compared to $314.6 million at October 2, 2004. The decrease was primarily due to lower feed ingredient costs.

Accrued liabilities increased $32.0 million or 12.5% to $288.1 million compared to $256.1 million at October 2, 2004. This increase is due primarily to increases in our profit-based retirement and compensation plans.

Income taxes payable decreased $38.2 million to $16.2 million compared to $54.4 million at October 2, 2004 due to significant tax deposits being made in the last month of fiscal 2005.

Cash flows provided by operating activities were $493.1 million, $272.4 million and $98.9 million for fiscal years 2005, 2004 and 2003, respectively. The increase in cash flows provided by operating activities for fiscal 2005 when compared to fiscal 2004 was primarily due to significant increase in our net income in fiscal 2005. The increase in cash flows provided by operating activities for fiscal 2004 when compared to fiscal 2003 was primarily due to significant increase in our net income in fiscal 2004.

Cash flows provided by (used in) investing activities were ($417.6) million, ($347.5) million and ($56.9) million for the fiscal years 2005, 2004 and 2003, respectively. Capital expenditures (excluding business acquisitions) of $116.6 million, $79.6 million and $53.6 million for fiscal years 2005, 2004 and 2003, respectively, were primarily incurred to acquire and expand certain facilities, improve efficiencies, reduce costs and for the routine replacement of equipment. We anticipate spending approximately $180.0 million to $200.0 million in fiscal 2006 to improve efficiencies and for the routine replacement of equipment at our current operations. We expect to finance such expenditures with available cash and operating cash flows and existing revolving/term and revolving credit facilities. Cash was also used in fiscal 2005 to purchase $305.5 million of investment securities. Cash in fiscal 2004 of $272.1 million was used for the fiscal 2004 acquisition.

Cash flows provided by (used in) financing activities were $18.9 million, $96.7 million and ($39.8) million for the fiscal years 2005, 2004 and 2003, respectively. The decrease in cash provided by financing activities for fiscal 2005 when compared to fiscal 2004 was primarily due to prior year borrowings to finance the fiscal 2004 acquisition offset somewhat by cash repayments of borrowings in 2004. Cash was also provided by the proceeds from the sale of the Company’s stock, offset somewhat by the purchase of a like number of shares of the Company’s common stock owned by ConAgra Foods. The increase in cash provided by financing activities for fiscal 2004 when compared to fiscal 2003 was primarily due to borrowings to finance the fiscal 2004 acquisition offset somewhat by cash repayments of borrowings.

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

Off-Balance Sheet Arrangements

On June 29, 1999, the Camp County Industrial Development Corporation issued $25.0 million of variable-rate environmental facilities revenue bonds supported by letters of credit obtained by us. We may draw from these proceeds over the construction period for new sewage and solid waste disposal facilities at a poultry by-products plant to be built in Camp County, Texas. We are not required to borrow the full amount of the proceeds from these revenue bonds. All amounts borrowed from these funds will be due in 2029. The revenue bonds are supported by letters of credit obtained by us under our revolving credit facilities which are secured by our domestic chicken inventories. The bonds will be recorded as debt of the Company if and when they are spent to fund construction.

We maintain a Receivables Purchase Agreement under which we can sell on a revolving basis up to $125.0 million of certain trade receivables (the “Pooled Receivables”) to a special purpose corporation wholly-owned by us, which in turn sells a percentage ownership interest to third parties. This facility matures on June 26, 2008. At October 1, 2005 and at October 2, 2004 there were no Pooled Receivables sold. As of October 1, 2005 the full amount of the facility was available.

Contractual Obligations and Guarantees.

Obligations under long-term debt and non-cancelable operating leases at October 1, 2005 were as follows (in millions):

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt(a)	$527.5	$8.6	$17.9	$20.3	$480.7
Guarantee fees	10.5	1.6	3.0	2.6	3.3
Operating leases	99.4	29.4	42.5	20.4	7.1
Purchase obligations	21.1	21.1	--	--	--
Total	$658.5	$60.7	$63.4	$43.3	$491.1

(a)	Excludes $34.2 million in letters of credit outstanding related to normal business transactions.

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

Revenue Recognition. Revenue is recognized upon shipment and transfer of ownership of the product to the customer and is recorded net of estimated incentive offerings including special pricing agreements, promotions and other volume-based incentives. Revisions to these estimates are charged back to net sales in the period in which the facts that give rise to the revision become known.

Inventory. Live poultry inventories are stated at the lower of cost or market and breeder hens at the lower of cost, less accumulated amortization, or market. The costs associated with breeder hens are accumulated up to the production stage and amortized over their productive lives using the unit-of-production method. Finished poultry products, feed, eggs and other inventories are stated at the lower of cost (first-in, first-out method) or market. We record valuations and adjustments for our inventory and for estimated obsolescence at or equal to the difference between the cost of inventory and the estimated market value based upon known conditions affecting inventory obsolescence, including significantly aged products, discontinued product lines, or damaged or obsolete products. We allocate meat costs between our various finished poultry products based on a by-product costing technique that reduces the cost of the whole bird by estimated yields and amounts to be recovered for certain by-product parts, primarily including leg quarters, wings, tenders and offal, which are carried in inventory at the estimated recovery amounts, with the remaining amount being reflected as our breast meat cost. Generally, the Company performs an evaluation of whether any lower of cost or market adjustments are required based on a number of factors, including: (i) pools of related inventory, (ii) product continuation or discontinuation, (iii) estimated market selling prices and (iv) expected distribution channels. If actual market conditions or other factors are less favorable than those projected by management, additional inventory adjustments may be required.

Valuation of Marketable Securities. The Company’s investments which are classified as available for sale are carried at market value in accordance with Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). These investments are classified as either a cash equivalent, current asset or long-term asset based on their remaining time to maturity. Investments with a maturity date of one year or less from the balance sheet date are classified as a current asset and those with a maturity date of greater than one year are classified as long-term asset. The Company’s investments are considered available for sale as these securities could be sold at any time in response to needs for liquidity, changes in the availability of and the yield on alternative instruments or changes in funding sources or terms.

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

Litigation and Contingent Liabilities. The Company is subject to lawsuits, investigations and other claims related to wage and hour/labor, securities, environmental, product and other matters, and is required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, including legal defense costs, if any, for these contingencies is made when losses are determined to be probable and reasonably estimatible and after considerable analysis of each individual issue. These reserves may change in the future due to favorable or adverse judgments, changes in the Company’s assumptions, the effectiveness of strategies, or other factors beyond the Company’s control.

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

Product Recall Accounting. The Company has a separate insurance contract for product recall coverage with an insurance company that specifically provides for reimbursement of direct recall related expenses, product restoration expenses and loss of business income. The Company records receivables related to direct recall related expense, specifically related to the write-off of inventory, third party shipping and freight costs, payments made for outside labor, internal hourly labor, third party warehouse storage costs and payments to customers. The Company records receivables for only the readily, objectively determinable amounts of direct product recall costs reimbursable under its insurance policy. The recoveries related to the business interruption and product re-establishment portions of the insurance recoveries are recorded when realized, generally upon collection.

Income Taxes. We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires that deferred tax assets and liabilities be recognized for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Taxes are provided for international subsidiaries based on the assumption that their earnings are indefinitely reinvested in foreign subsidiaries and as such deferred taxes are not provided for in U.S. income taxes that would be required in the event of distribution of these earnings, except that we provide deferred taxes on the earnings of international subsidiaries that we intend to repatriate or otherwise deem are not indefinitely reinvested. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. We review the recoverability of any tax assets recorded on the balance sheet, primarily operating loss carryforwards, based on both historical and anticipated earnings levels of the individual operations and provide a valuation allowance when it is more likely than not that amounts will not be recovered.

The Company has reserves for taxes that may become payable in future years as a result of audits by tax authorities. Although the Company believes that the positions taken on previously filed tax returns are reasonable, it nevertheless has established tax reserves in recognition that various taxing authorities may challenge the positions taken by the Company resulting in additional liabilities for tax and interest. The tax reserves are reviewed as circumstances warrant and adjusted as events occur that affect the Company’s potential liability for additional taxes, such as lapsing of applicable statutes of limitations, conclusion of tax audits, additional exposure based on current calculations, identification of new issues, release of administrative guidance, or rendering of a court decision affecting a particular tax issue.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market Risk Sensitive Instruments and Positions

The risk inherent in our market risk sensitive instruments and positions is the potential loss arising from adverse changes in the price of feed ingredients, marketable equity security prices, foreign currency exchange rates and interest rates as discussed below. The sensitivity analyses presented do not consider the effects that such adverse changes may have on overall economic activity, nor do they consider additional actions our management may take to mitigate our exposure to such changes. Actual results may differ.

Feed Ingredients. We purchase certain commodities, primarily corn and soybean meal. As a result, our earnings are affected by changes in the price and availability of such feed ingredients. As market conditions dictate, we will from time to time lock-in future feed ingredient prices using various hedging techniques, including forward purchase agreements with suppliers and futures contracts. We do not use such financial instruments for trading purposes and are not a party to any leveraged derivatives. Market risk is estimated as a hypothetical 10% increase in the weighted-average cost of our primary feed ingredients as of October 1, 2005. Based on our feed consumption during fiscal 2005, such an increase would have resulted in an increase to cost of sales of approximately $129.9 million.

Foreign Currency. Our earnings are affected by foreign exchange rate fluctuations related to the Mexican peso net monetary position of our Mexico subsidiaries. We manage this exposure primarily by attempting to minimize our Mexican peso net monetary position, but from time to time, we have also considered executing hedges to help minimize this exposure. Such instruments, however, have historically not been economically feasible. We are also exposed to the effect of potential exchange rate fluctuations to the extent that amounts are repatriated from Mexico to the U.S. However, we currently anticipate that the majority of the cash flows of our Mexico subsidiaries will continue to be reinvested in our Mexico operations. In addition, the Mexican peso exchange rate can directly and indirectly impact our results of operations and financial position in several ways, including potential economic recession in Mexico resulting from a devalued peso. The impact on our financial position and results of operations resulting from a hypothetical change in the exchange rate between the U.S. dollar and the Mexican peso cannot be reasonably estimated. Foreign currency exchange gains and losses, representing the change in the U.S. dollar value of the net monetary assets of our Mexico subsidiaries denominated in Mexican pesos, was a gain of $0.5 million in fiscal 2005, a loss of $0.2 million in fiscal 2004 and a gain of $0.4 million in fiscal 2003. On October 1, 2005, the Mexican peso closed at 10.77 to 1 U.S. dollar, compared to 11.36 at October 2, 2004. No assurance can be given as to how future movements in the peso could affect our future earnings.

Interest Rates. Our earnings are also affected by changes in interest rates due to the impact those changes have on our variable-rate debt instruments. We had variable-rate debt instruments representing approximately 13.1% of our long-term debt at October 1, 2005. Holding other variables constant, including levels of indebtedness, a 25 basis points increase in interest rates would have increased our interest expense by $0.2 million for fiscal 2005. These amounts are determined by considering the impact of the hypothetical interest rates on our variable-rate long-term debt at October 1, 2005.

Market risk for fixed-rate long-term debt is estimated as the potential increase in fair value resulting from a hypothetical 25 basis points decrease in interest rates and amounts to approximately $6.2 million as of October 1, 2005, using discounted cash flow analysis.

Impact of Inflation. Due to low to moderate inflation in the U.S. and Mexico and our rapid inventory turnover rate, the results of operations have not been significantly affected by inflation during the past three-year period.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements together with the report of independent registered public accounting firm and financial statement schedule are included on pages 78 through 104 of this document. Financial statement schedules other than those included herein have been omitted because the required information is contained in the consolidated financial statements or related notes, or such information is not applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A. Controls and Procedures

As of October 1, 2005, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman, Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Company’s management, including the Chairman, Chief Executive Officer and Chief Financial Officer, concluded the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company’s internal controls over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Pilgrim's Pride Corporation’s (“PPC”) management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange act Rules 13a-15(f). PPC’s internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles.

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, PPC’s management assessed the design and operating effectiveness of internal control over financial reporting as of October 1, 2005 based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission.

Based on this assessment, management concluded that PPC’s internal control over financial reporting was effective as of October 1, 2005. Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting as of October 1, 2005. That report is included herein.

/s/ Lonnie “Bo” Pilgrim
Lonnie “Bo” Pilgrim
Chairman of the Board of Directors

/s/ O. B. Goolsby, Jr.
O. B. Goolsby, Jr.
President,
Chief Executive Officer
Director

/s/ Richard A. Cogdill
Richard A. Cogdill
Chief Financial Officer
Secretary and Treasurer
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders
Pilgrim’s Pride Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Pilgrim's Pride Corporation maintained effective internal control over financial reporting as of October 1, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Pilgrim's Pride Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Pilgrim's Pride Corporation maintained effective internal control over financial reporting as of October 1, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Pilgrim's Pride Corporation maintained, in all material respects, effective internal control over financial reporting as of October 1, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pilgrim's Pride Corporation as of October 1, 2005 and October 2, 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended October 1, 2005, of Pilgrim's Pride Corporation, and our report dated November 15, 2005, expressed an unqualified opinion thereon.

Ernst & Young LLP

Dallas, Texas
November 15, 2005

Item 9B. Other Information

Not Applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

Certain information regarding our executive officers has been presented under “Executive Officers” included in Item 1. “Business,” above.

Reference is made to the section entitled “Election of Directors” of the Company’s Proxy Statement for its 2006 Annual Meeting of Stockholders, which section is incorporated herein by reference.

Reference is made to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s Proxy Statement for its 2006 Annual Meeting of Stockholders, which section is incorporated herein by reference.

We have adopted a Code of Business Conduct and Ethics, which applies to all employees, including our Chief Executive Officer and our Chief Financial Officer and Principal Accounting Officer. The full text of our Code of Business Conduct and Ethics is published on our website, at www.pilgrimspride.com, under the “Investors-Corporate Governance” caption. We intend to disclose future amendments to, or waivers from, certain provisions of this Code on our website within four business days following the date of such amendment or waiver.

Item 11. Executive Compensation

See Item 13. “Certain Relationships and Related Transactions.”

Item 12. SecurityOwnership of Certain Beneficial Owners and Manangement and Related Stockholder Matters
See Item 13. “Certain Relationships and Related Transactions.”

As of October 1, 2005, the Company did not have any compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance by the Company.

Item 13. Certain Relationships and Related Transactions

Additional information responsive to Items 10, 11, 12 and 13 is incorporated by reference from the sections entitled “Security Ownership,”“Committees of the Board of Directors,”“Election of Directors,”“Executive Compensation,”“Compensation Committee Interlocks and Insider Participation” and “Certain Transactions” of the Company’s Proxy Statement for its 2006 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference from the section entitled “Independent Auditor Fee Information” of the Company’s Proxy Statement for its 2006 Annual Meeting of Stockholders.

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

2.2	Agreement and Plan of Merger dated September 27, 2000 (incorporated by reference from Exhibit 2 of WLR Foods, Inc.’s Current Report on Form 8-K (No. 000-17060) dated September 28, 2000).

3.1	Certificate of Incorporation of the Company, as amended (incorporated by reference from Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 2, 2004).

3.2	Amended and Restated Corporate Bylaws of the Company (incorporated by reference from Exhibit 4.4 of the Company’s Registration Statement on Form S-8 (No. 333-111929) filed on January 15, 2004).

4.1	Certificate of Incorporation of the Company, as amended (included as Exhibit 3.1).

4.2	Amended and Restated Corporate Bylaws of the Company (included as Exhibit 3.2).

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

4.6
Indenture, dated November 21, 2003, between Pilgrim's Pride Corporation and The Bank of New York as Trustee relating to Pilgrim’s Pride’s 9 ¼% Senior Notes due 2013 (incorporated by reference from Exhibit 4.1 of the Company's Registration Statement on Form S-4 (No. 333-111975) filed on January 16, 2004).

4.7
Registration Rights Agreement, dated as of November 6, 2003, among Pilgrim's Pride Corporation and Credit Suisse First Boston LLC relating to Pilgrim’s Pride’s 9 ¼% Senior Notes due 2013 (incorporated by reference from Exhibit 4.2 of the Company's Registration Statement on Form S-4 (No. 333-111975) filed on January 16, 2004).

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

10.3
Aircraft Lease Extension Agreement between B.P. Leasing Co. (L.A. Pilgrim, individually) and Pilgrim’s Pride Corporation (formerly Pilgrim’s Industries, Inc.) effective November 15, 1992 (incorporated by reference from Exhibit 10.48 of the Company’s Quarterly Report on Form 10-Q for the three months ended March 29, 1997).

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

10.14
Broiler Production Agreement between Pilgrim's Pride Corporation and Lonnie “Bo” Pilgrim dated November 15, 2005 (incorporated by reference from Exhibit 99.1 of the Company’s Current Report on Form 8-K dated November 10, 2005).

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

10.45
Purchase and Amendment Agreement between Pilgrim's Pride Corporation and ConAgra Foods, Inc. dated August 3, 2005 (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K dated August 4, 2005).

10.46	2005 Deferred Compensation Plan of the Company (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 27, 2004). …

10.47
First Amendment to Credit Agreement dated effective September 22, 2005, between Pilgrim's Pride Corporation, CoBank ACB, as administrative agent and a syndication agent, and the other parties thereto.*

12	Ratio of Earnings to Fixed Charges for the years ended October 1, 2005, October 2, 2004, September 27, 2003, September 28, 2002, and September 29, 2001. *

21	Subsidiaries of Registrant.*

23	Consent of Ernst & Young LLP.*

31.1	Certification of Co-Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Co-Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Co-Principal Executive Officer of Pilgrim's Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Co-Principal Executive Officer of Pilgrim's Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.3	Certification of Chief Financial Officer of Pilgrim's Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*Filed herewith

…Represents a management contract or compensation plan arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 18th day of November 2005.

PILGRIM’S PRIDE CORPORATION

By:	/s/ Richard A. Cogdill
Richard A. Cogdill
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Lonnie “Bo” Pilgrim	Chairman of the Board	11/18/05
Lonnie “Bo” Pilgrim

/s/ Clifford E. Butler	Vice Chairman of the Board	11/18/05
Clifford E. Butler

/s/ O.B. Goolsby, Jr.	President	11/18/05
O.B. Goolsby, Jr.	Chief Executive Officer
Director

/s/ Richard A. Cogdill	Executive Vice President	11/18/05
Richard A. Cogdill	Chief Financial Officer
Secretary and Treasurer
Director
(Principal Financial and Accounting Officer)

/s/ Lonnie Ken Pilgrim	Executive Vice President,	11/18/05
Lonnie Ken Pilgrim	Assistant to Chairman
Director

/s/ Charles L. Black	Director	11/18/05
Charles L. Black

/s/ Linda Chavez	Director	11/18/05
Linda Chavez

/s/ S. Key Coker	Director	11/18/05
S. Key Coker

/s/ Keith W. Hughes	Director	11/18/05
Keith W. Hughes

/s/ Blake D. Lovette	Director	11/18/05
Blake D. Lovette

/s/ Vance C. Miller, Sr.	Director	11/18/05
Vance C. Miller, Sr.

/s/ James G. Vetter, Jr.	Director	11/18/05
James G. Vetter, Jr.

/s/ Donald L. Wass, Ph.D	Director	11/18/05
Donald L. Wass, Ph.D.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Pilgrim’s Pride Corporation

We have audited the accompanying consolidated balance sheets of Pilgrim’s Pride Corporation as of October 1, 2005 and October 2, 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended October 1, 2005. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pilgrim’s Pride Corporation as of October 1, 2005 and October 2, 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended October 1, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Pilgrim's Pride Corporation’s internal control over financial reporting as of October 1, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated November 15, 2005, expressed an unqualified opinion thereon.

Ernst & Young LLP
Dallas, Texas
November 15, 2005

Consolidated Balance Sheets
Pilgrim’s Pride Corporation

(In thousands, except share and per share data)	October 1, 2005	October 2, 2004
Assets
Current Assets:
Cash and cash equivalents	$132,567	$38,165
Trade accounts and other receivables, less allowance for doubtful accounts	288,528	324,187
Inventories	527,329	609,997
Current deferred income taxes	25,107	6,577
Other current assets	25,884	38,302
Total Current Assets	999,415	1,017,228

Investment in Available for Sale Securities	304,593	--
Other Assets	53,798	50,086
Property, Plant and Equipment:
Land	51,887	52,980
Buildings, machinery and equipment	1,612,739	1,558,536
Autos and trucks	55,202	55,693
Construction-in-progress	58,942	29,086
	1,778,770	1,696,295
Less accumulated depreciation	(624,673)	(517,620)
	1,154,097	1,178,675
	$2,511,903	$2,245,989
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$281,909	$314,565
Accrued expenses	288,106	256,064
Income taxes payable	16,196	54,445
Current maturities of long-term debt	8,603	8,428
Total Current Liabilities	594,814	633,502

Long-Term Debt, Less Current Maturities	518,863	535,866
Deferred Income Taxes	173,232	152,455
Minority Interest in Subsidiary	1,396	1,210

Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $.01 par value, 5,000,000 authorized shares; none issued	--	--
Common stock - $.01 par value, 160,000,000 authorized shares; 66,826,833 issued and outstanding	668	668
Additional paid-in capital	471,344	431,662
Retained earnings	753,527	492,542
Accumulated other comprehensive (loss)	(373)	(348)
Less treasury stock, 271,100 shares	(1,568)	(1,568)
Total Stockholders’ Equity	1,223,598	922,956
	$2,511,903	$2,245,989

See Notes to Consolidated Financial Statements

Consolidated Statements of Income
Pilgrim’s Pride Corporation

(In thousands, except per share data)	Three Years Ended October 1, 2005
	2005	2004	2003

Net Sales	$5,666,275	$5,363,723	$2,619,345
Cost and Expenses:
Cost of sales	4,921,076	4,794,415	2,465,341
Cost of sales-restructuring	--	64,160	--
Non-recurring recoveries	--	(23,891)	(46,479)
	4,921,076	4,834,684	2,418,862

Gross Profit	745,199	529,039	200,483

Selling, general and administrative	309,387	255,802	136,870
Other restructuring charges	--	7,923	--
	309,387	263,725	136,870

Operating Income	435,812	265,314	63,613

Other Expenses (Income):
Interest expense	49,585	54,436	38,821
Interest income	(5,653)	(2,307)	(840)
Foreign exchange (gain) loss	(474)	205	(359)
Miscellaneous, net	(11,169)	4,445	(37,244)
	32,289	56,779	378

Income Before Income Taxes	403,523	208,535	63,235
Income Tax Expense	138,544	80,195	7,199
Net Income	$264,979	$128,340	$56,036

Net Income per Common Share-Basic and Diluted	$3.98	$2.05	$1.36

See Notes to Consolidated Financial Statements

Consolidated Statements of Stockholders’ Equity

Pilgrim’s Pride Corporation

(In thousands, except share data)
							Accumulated
	Shares of Common Stock			Total	Additional		Other
				Par	Paid-In	Retained	Comprehensive	Treasury
	PPC	Class A	Class B	Value	Capital	Earnings	Income (Loss)	Stock	Total

Balance at September 29, 2002	--	13,794,529	27,589,250	$414	$79,625	$314,626	$1,227	($1,568)	$394,324
Net income for year						56,036			56,036
Other comprehensive loss							(1,197)		(1,197)
Total comprehensive income									54,839
Cash dividends declared ($.06 per share)						(2,467)			(2,467)

Balance at September 28, 2003	--	13,794,529	27,589,250	$414	$79,625	$368,195	$30	($1,568)	$446,696
Reclassification of Class A and Class B common stock to PPC common stock	41,383,779	(13,794,529)	(27,589,250)
Issuance of common stock for ConAgra chicken division acquisition	25,443,054	--	--	254	352,037				352,291
Net income for year						128,340			128,340
Other comprehensive loss							(378)		(378)
Total comprehensive income									127,962
Cash dividends declared ($.06 per share)						(3,993)			(3,993)

Balance at October 2, 2004	66,826,833	--	--	$668	$431,662	$492,542	($348)	($1,568)	$922,956
Sale of common stock	15,443,054	--	--	154	521,774				521,928
Purchase and retirement of common stock	(15,443,054)	--	--	(154)	(482,092)				(482,246)
Net income for year						264,979			264,979
Other comprehensive loss							(25)		(25)
Total comprehensive income									264,954
Cash dividends declared ($.06 per share)						(3,993)			(3,993)
Balance at October 1, 2005	66,826,833	--	--	$668	$471,344	$753,527	($373)	($1,568)	$1,223,598

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows
Pilgrim’s Pride Corporation
(In thousands)	Three Years Ended October 1, 2005
	2005	2004	2003
Cash Flows From Operating Activities:
Net income	$264,979	$128,340	$56,036
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	134,944	113,788	74,187
Loss on restructuring-asset impairment	--	45,384	--
Loss on property disposals	4,326	5,605	572
Deferred income taxes	2,247	3,295	(5,569)
Changes in operating assets and liabilities
Accounts and other receivables	21,192	(70,936)	(41,673)
Inventories	82,669	(73,445)	(14,089)
Other current assets	20,800	(28,763)	10,665
Accounts payable, income taxes payable and accrued expenses	(38,861)	150,240	18,157
Other	777	(1,104)	606
Cash Provided by Operating Activities	493,073	272,404	98,892

Investing Activities:
Purchase of investment securities	(305,458)	--	--
Acquisitions of property, plant and equipment	(116,588)	(79,642)	(53,574)
Business acquisition, net of equity consideration	--	(272,097)	(4,499)
Proceeds from property disposals	4,963	4,583	1,779
Other, net	(524)	(304)	(635)
Cash Used in Investing Activities	(417,607)	(347,460)	(56,929)

Financing Activities:
Purchases for retirement of common stock	(482,246)	--	--
Sale of common stock	521,928	--	--
Borrowing for acquisition	--	300,767	--
Proceeds from notes payable to banks	--	96,000	278,000
Repayments on notes payable to banks	--	(96,000)	(278,000)
Proceeds from long-term debt	--	332,516	108,133
Payments on long-term debt	(16,829)	(523,634)	(143,133)
Issue costs	--	(8,991)	(2,300)
Cash dividends paid	(3,993)	(3,993)	(2,467)
Cash Provided By (Used In) Financing Activities	18,860	96,665	(39,767)

Effect of exchange rate changes on cash and cash equivalents	76	(50)	(503)

Increase in cash and cash equivalents	94,402	21,559	1,693
Cash and cash equivalents at beginning of year	38,165	16,606	14,913

Cash and Cash Equivalents at End of Year	$132,567	$38,165	$16,606

Supplemental Disclosure Information:
Cash paid during the year for:
Interest (net of amount capitalized)	$46,945	$49,675	$37,936
Income taxes paid (refunded)	$172,929	$47,128	$(14,867)

Supplemental Non-cash Disclosure Information:
Business acquisition, equity consideration (before cost of issuance)	$--	$357,475	--

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Pilgrim’s Pride Corporation (referred to herein as “the Company”, “we”, “us”, “our”, or similar terms) is the second largest producer of poultry in the U.S. and Mexico and the largest in Puerto Rico. In the U.S., we produce both prepared and fresh chicken and turkey, while in Mexico and Puerto Rico, we produce exclusively fresh chicken. Through vertical integration, we control the breeding, hatching and growing of chickens and the processing and preparation, packaging and sale of our product lines.

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

The Company reports on the basis of a 52/53-week fiscal year, which ends on the Saturday closest to September 30. As a result, fiscal 2005 had 52 weeks, fiscal 2004 had 53 weeks and fiscal 2003 had 52 weeks.

The financial statements of the Company’s Mexico subsidiaries are re-measured as if the U.S. dollar were the functional currency. Accordingly, assets and liabilities of the Mexico subsidiaries are translated at end-of-period exchange rates, except for non-monetary assets, which are translated at equivalent dollar costs at dates of acquisition using historical rates. Operations are translated at average exchange rates in effect during the period. Foreign exchange gains or losses are separately stated as a component of “Other Expenses (Income)” in the Consolidated Statement of Income.

Revenue Recognition

Revenue is recognized upon shipment and transfer of ownership of the product to the customer and is recorded net of estimated incentive offerings including special pricing agreements, promotions and other volume-based incentives. Revisions to these estimates are charged back to net sales in the period in which the facts that give rise to the revision become known.

Shipping and Handling Costs

Costs associated with the products shipped to customers is recognized in cost of sales.

Cash Equivalents

The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Investment in Available for Sale Securities

The Company’s investments at October 1, 2005 are in debt securities which are classified as available for sale and carried at market value in accordance with Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). Investments are classified based on their underlying contractual maturity at date of purchase by the Company. Available for sale investments with a remaining maturity date of one year or less from the balance sheet date are classified as current assets and those with a maturity date of greater than one year are classified as long-term assets based on management’s intention not to use such assets in the next twelve months. The average maturity period of the Company’s investments at October 1, 2005, which consist primarily U.S. Treasury Securities, was 1-3 years.  Approximately $0.4 million, net of tax, in unrealized losses related to these investments at October 1, 2005 was recorded as accumulated other comprehensive income, a separate component of stockholders’ equity.

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, and accounts payable at October 1, 2005 and October 2, 2004 approximated their fair values due to the short term nature of these items. Long term investments are adjusted to fair value on a monthly basis. The fair values of the Company’s long term investments in available for sale securities were $304.6 million, which differed from historical value by $0.6 million in unrealized losses.

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents and trade receivables. The Company’s cash equivalents are in high quality securities placed with major banks and financial institutions. Concentrations of credit risk with respect to receivables are limited due to the large number of customers and their dispersion across geographic areas.

With the exception of one customer that accounts for approximately 12.8% of accounts receivable at October 1, 2005, the Company does not believe it has significant concentrations of credit risk in its accounts receivable, which are generally unsecured. Credit evaluations are performed on all significant customers and updated as circumstances dictate.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost and repair and maintenance costs are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of these assets. Depreciation expense was $130.6 million, $110.0 million and $72.7 million in 2005, 2004 and 2003, respectively. Estimated useful lives for building, machinery and equipment are 5 years to 33 years and for automobiles and trucks are 3 years to 10 years.

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

Purchase Price Accounting

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

Litigation and Contingent Liabilities

The Company is subject to lawsuits, investigations and other claims related to wage and hour/labor, securities, environmental, product and other matters, and is required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required including anticipated cost of defense, if any, for these contingencies is made when losses are determined to be probable and after considerable analysis of each individual issue. These reserves may change in the future due to changes in the Company’s assumptions, the effectiveness of strategies, or other factors beyond the Company’s control.

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

Product Recall Accounting

The Company has a separate insurance contract for product recall coverage with an insurance company that specifically provides for reimbursement of direct recall related expenses, product restoration expenses and loss of business income. The Company records receivables related to direct recall related expense, specifically related to the write-off of inventory, third party shipping and freight costs, payments made for outside labor, internal hourly labor, third party warehouse storage costs and payments to customers. The Company records amounts as receivable for only the readily, objectively determinable amounts of direct product recall costs reimbursable under its insurance policy. The recoveries related to the business interruption and product re-establishment portions of the insurance recoveries are recorded when realized, generally upon collection.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires that deferred tax assets and liabilities be recognized for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Taxes are provided for international subsidiaries based on the assumption that their earnings are indefinitely reinvested in foreign subsidiaries and as such deferred taxes are not provided for in U.S. income taxes that would be required in the event of distribution of these earnings, except that we provide deferred taxes on the earnings of international subsidiaries that we intend to repatriate or otherwise deem are not indefinitely reinvested. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. We review the recoverability of any tax assets recorded on the balance sheet, primarily operating loss carryforwards, based on both historical and anticipated earnings levels of the individual operations and provide a valuation allowance when it is more likely than not that amounts will not be recovered.

The Company has reserves for taxes that may become payable in future years as a result of audits by tax authorities. Although the Company believes that the positions taken on previously filed tax returns are reasonable, it nevertheless has established tax reserves in recognition that various taxing authorities may challenge the positions taken by the Company resulting in additional liabilities for tax and interest. The tax reserves are reviewed as circumstances warrant and adjusted as events occur that affect the Company’s potential liability for additional taxes, such as lapsing of applicable statutes of limitations, conclusion of tax audits, additional exposure based on current calculations, identification of new issues, release of administrative guidance, or rendering of a court decision affecting a particular tax issue.

The American Jobs Creation Act was enacted in October 2004. The Jobs Creation Act includes a temporary incentive to U.S. multinationals to repatriate foreign earnings at an approximate effective 5.25% U.S. federal tax rate. During the fourth quarter of fiscal year 2005, the Company determined that it would likely repatriate a minimum of $43.6 million in previously unremitted foreign earnings and accordingly recorded a provision for taxes on such previously unremitted foreign earnings of approximately $2.4 million.

The Company's tax provision represents applications of the 5.25% U.S. federal income tax on the minimum anticipated repatriation expected in fiscal 2006. The Company continues to further evaluate its reinvestment and repatriation opportunities and may be able to accomplish additional repatriations in fiscal 2006. The tax consequences of additional repatriations will be recorded upon completion of detailed repatriation plans and, based on an additional approximate $250 million of unremitted foreign earnings, U.S. federal income taxes would approximate $14.2 million, however, the amount of foreign taxes related to this repatriation if any, can not yet be determined.

Accounting for Derivatives

As prescribed by Statement of Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), the Company recognizes all derivatives on the balance sheet at fair value. Derivatives that are not hedges are adjusted to fair value through income. If the derivative is a hedge, changes in the fair value of derivatives are offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. The Company evaluates the effectiveness of the risk reduction and correlation criteria based on forecasted future purchases (primarily corn and soybean meal) and continues to evaluate the effectiveness of the hedge until the transaction is closed.

Net Income per Common Share

Net income per common share is based on the weighted average number of shares of common stock outstanding during the year. The weighted average number of shares outstanding (basic and diluted) included herein were 66,555,733 shares in 2005, 62,646,692 shares in 2004 and 41,112,679 shares in 2003.

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

Reclassifications

Certain items in prior year financial statements have been reclassified to the current year’s presentation.

NOTE B - BUSINESS ACQUISITION

On November 23, 2003, we completed the purchase of all the outstanding stock of the corporations represented as the ConAgra Foods, Inc. (“ConAgra”) chicken division (“ConAgra chicken division”). The acquired business has been included in our results of operations since the date of the acquisition. The purchase price was $635.2 million and was paid with a combination of cash, the assumption of $16 million of debt and issuing to ConAgra 25,443,054 shares of our common stock valued at $14.05 per share.

The following unaudited pro forma financial information has been presented as if the acquisition of the ConAgra chicken division had occurred as of the beginning of fiscal 2004.

Pro Forma Financial Information:
Fiscal Year Ended
In thousands except for share and per share data	October 2, 2004 (53 Weeks)
Net sales	$5,824,515
Depreciation and amortization	$120,833
Operating income	$290,827
Interest expense, net	$56,500
Income before taxes	$231,852
Net income	$142,798
Net income per common share	$2.15
Weighted average shares outstanding	66,555,733

NOTE C - RESTRUCTURING CHARGES AND NON-RECURRING RECOVERIES

In March 2005, the Company, through arbitration, settled litigation related to a breach of contract that occurred in a prior year. The settlement resulted in a non-recurring gain of $11.7 million being recognized and recorded in miscellaneous, net in fiscal 2005.

On April 26, 2004, the Company announced a plan to restructure its turkey division. The Company immediately placed the facility and related property and equipment for sale. In accordance with Statement of Financial Accounting Standards No. 144 (SFAS 144), as of the announcement date the Company classified these facilities as held for sale on its consolidated balance sheet and recorded in cost of sales - restructuring charges of approximately $64.2 million including a non-cash asset impairment charge of $45.4 million representing the difference between the net sales price and the net book value of the facility and related property and equipment along with approximately $18.8 million in related charges, primarily inventory losses on discontinued products sold in fiscal 2004. The Company also recorded exit and severance cost in connection with the restructuring of $7.9 million, of this amount all but $3.8 million was paid during fiscal 2004 and the remainder paid during fiscal 2005. The Company sold the facilities in the fourth quarter of fiscal 2004.

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

The following table presents the detail of restructuring charges and non-recurring recoveries and other related items in each period (in millions):

	Fiscal Year Ended October 1, 2005
	Miscellaneous Net	Total
Litigation Settlement	$(11.7)	$(11.7)

	Fiscal Year Ended October 1, 2005
Cost of sales -restructuring		Non-recurring Recoveries	Other Restructuring Charges	Miscellaneous Net	Total
Insurance recovery	$--	$(23.8)	$--	$--	$(23.8)
Vitamin	--	(0.1)	--	--	(0.1)
Methionine	--	--	--	(0.9)	(0.9)
Restructuring and Related charges	64.2	--	7.9	--	72.1
Total	$64.2	$(23.9)	$7.9	$(0.9)	$47.3

	Fiscal Year Ended October 1, 2005
	Non-recurring Recoveries	Miscellaneous Net	Total
Avian Influenza	$(26.6)	$--	$(26.6)
Vitamin	(1.6)	(23.5)	(25.1)
Methionine	(18.3)	(12.5)	(30.8)
Total	$(46.5)	$(36.0)	$(82.5)

NOTE D - ACCOUNTS RECEIVABLE

We maintain a Receivables Purchase Agreement under which we can sell on a revolving basis up to $125.0 million of certain trade receivables (the “Pooled Receivables”) to a special purpose corporation wholly owned by us, which in turn sells a percentage ownership interest to third parties. This facility matures in June 2008. At October 1, 2005 and at October 2, 2004, there were no Pooled Receivables sold. The gross proceeds resulting from the sale of Pooled Receivables are included in cash flows from operating activities in the Consolidated Statements of Cash Flows. Losses on these sales were immaterial. At October 1, 2005, the full amount of the facility is available.

NOTE E - INVENTORIES

Inventories consist of the following:

	October 1,	October 2,
(In thousands)	2005	2004
Chicken:
Live chicken and hens	$196,406	$207,129
Feed and eggs	114,091	101,735
Finished chicken products	164,412	215,443
	474,909	524,307
Turkey:
Live turkey and hens	$7,209	$8,306
Feed and eggs	4,924	6,017
Finished turkey products	23,072	51,810
	35,205	66,133
Other Products:
Commercial feed, table eggs, and retail farm store	$4,866	$7,661
Distribution inventories (other than chicken & turkey products)	12,349	11,896
	17,215	19,557

Total Inventories	$527,329	$609,997

NOTE F - NOTES PAYABLE AND LONG-TERM DEBT

The following table presents our long-term debt as of October 1, 2005 and October 2, 2004 (in thousands):

	Final Maturity	October 1, 2005	October 2, 2004

Senior unsecured notes, at 9 5/8%	2011	$302,588	$303,019
Senior subordinated unsecured notes, at 9 1/4%	2013	100,000	100,000
Note payable to an insurance company at 6.68%	2012	53,103	55,899
Notes payable to an insurance company at LIBOR plus 2.2075%	2013	54,667	68,000
Revolving term/credit facility - 10 year tranche at LIBOR plus 1.75%, payable monthly	2010	--	--
Revolving term/credit facility - 7 year tranche at LIBOR plus 1.50%, payable monthly	2007	--	--
Other	Various	17,108	17,376
		527,466	544,294
Less current maturities		(8,603)	(8,428)
Total		$518,863	$535,866

As of October 1, 2005, we had $168.0 million in revolving credit facilities, and $500.0 million in a secured revolving/term borrowing facility. Borrowings under the revolving/term borrowing facility are available on a revolving basis until April 7, 2008 at which time the outstanding borrowings will be converted to a term loan. Approximately one-half of the converted term loan principal balance outstanding as of April 7, 2008 will be payable in quarterly installments through August 31, 2011 with all remaining principal and interest due on August 31, 2011. The $500.0 million revolving/term borrowing facility provides for interest rates ranging from LIBOR plus one percent to LIBOR plus two and five-eighths percent depending upon our total debt to capitalization ratio. The facility is secured by certain fixed assets. The $168.0 million domestic revolving credit facilities provide for interest rates ranging from LIBOR plus seven-eighths percent to LIBOR plus two and three-eighths percent depending upon our total debt to capitalization ratio. The $168.0 million domestic revolving credit facilities, $133.8 million of which was available for borrowings at October 1, 2005, are secured by domestic chicken inventories. Borrowings against these facilities are subject to the availability of eligible collateral and no material adverse change provisions.

Annual maturities of long-term debt for the five years subsequent to October 1, 2005 are: 2006 -- $8.6 million; 2007 -- $8.8 million; 2008 -- $9.1 million; 2009 -- $9.3 million; and 2010--$11.0 million.

        On June 29, 1999, the Camp County Industrial Development Corporation issued $25.0 million of variable-rate environmental facilities revenue bonds supported by letters of credit obtained by us. We may draw from these proceeds over the construction period for new sewage and solid waste disposal facilities at a poultry by-products plant to be built in Camp County, Texas. We are not required to borrow the full amount of the proceeds from these revenue bonds. All amounts borrowed from these funds will be due in 2029. The revenue bonds are supported by letters of credit obtained by us under our available revolving credit facilities. The bonds will be recorded as debt of the Company if and when they are spent to fund construction.

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

Total interest expense was $52.4 million, $56.1 million and $40.3 million in 2005, 2004 and 2003, respectively. Interest related to new construction capitalized in 2005, 2004 and 2003 was $2.8 million, $1.7 million and $1.5 million, respectively.

The fair value of long-term debt, at October 1, 2005 and October 2, 2004 and based upon quoted market prices for the same or similar issues where available or by using discounted cash flow analysis, was approximately $578.1 million and $577.1 million, respectively.

NOTE G - INCOME TAXES

Income before income taxes after allocation of certain expenses to foreign operations for 2005, 2004 and 2003 was $361.1 million, $218.7 million and $53.4 million, respectively, for U.S. operations and $42.4 million, ($10.2) million and $9.8 million, respectively, for foreign operations. The provisions for income taxes are based on pre-tax financial statement income.

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

As disclosed elsewhere, in fiscal 2004 we acquired the stock of the poultry division of ConAgra Foods, Inc. The purchase was treated as an asset acquisition for tax purposes under Section 338(h)(10) of the Internal Revenue Code. Deferred taxes have been established as part of the purchase accounting for the fiscal 2004 acquisition.

The components of income tax expense are set forth below:

(In thousands)	2005	2004	2003
Current:
Federal	$117,518	$71,144	$8,431
Foreign	3,880	2,092	3,989
State and other	14,899	3,664	348
Total current	136,297	76,900	12,768
Deferred:
Federal	(1,594)	(2,225)	(2,260)
Foreign	4,475	5,673	13,781
State and other	113	(153)	(155)
Total deferred	2,994	3,295	11,366
Change in valuation allowance	(747)	--	(16,935)
	$138,544	$80,195	$7,199

 The following is reconciliation between the statutory U.S. federal income tax rate and the Company’s effective income tax rate:

	2005	2004	2003
Federal income tax rate	35.0%	35.0%	35.0%
State tax rate, net	2.1	2.1	1.7
Difference in U.S. statutory tax rate and foreign country effective tax rate	(1.3)	5.9	(1.7)
Change in estimate of foreign earnings to be repatriated	0.6	--	--
Currency related differences	(1.1)	(4.2)	3.1
Change in valuation allowance	(0.2)	--	(26.9)
Other	(0.8)	(0.3)	0.3
Total	34.3%	38.5%	11.5%

      Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax liabilities and assets are as follows:

(In thousands)	2005	2004

Deferred tax liabilities:
Property and equipment	$137,109	$132,061
Inventories	47,206	52,538
Prior use of cash accounting	20,135	21,813
Acquisition related items	16,518	17,436
Other	39,775	25,998
Total deferred tax liabilities	260,743	249,846
Deferred tax assets:
Net operating losses	25,435	37,483
Expenses deductible in different years	87,183	67,232
Total deferred tax asset	112,618	104,715
Valuation allowance	--	747
Net deferred tax liabilities	$148,125	$145,878

The Mexican tax operating loss carryforwards expire in the years ranging from 2008 through 2012.

NOTE H - COMPREHENSIVE INCOME

For the period ending October 1, 2005, Comprehensive Income was $265.0 million consisting of net income of $265.0 million and unrealized losses related to our investments in debt securities and mark-to-market adjustments of commodity futures contracts which substantially offset in fiscal year 2005. This compares to the fiscal year ended October 2, 2004 in which Comprehensive Income was $128.0 million consisting of net income of $128.3 million and mark-to-market adjustments of commodity futures contracts of ($0.3) million, net of tax benefit of ($0.2) million.

NOTE I - COMMON STOCK

On August 3, 2005, Pilgrim's Pride Corporation entered into a Purchase and Amendment Agreement with ConAgra Foods, Inc., providing for the repurchase by Pilgrim’s Pride from ConAgra Foods, Inc. of an aggregate of 15,443,054 shares of Pilgrim’s Pride common stock at a price per share of $31.23735. Under the ConAgra chicken division acquisition agreement these shares were restricted from sale by ConAgra for certain periods through December 2006. The repurchase was completed on August 9, 2004 and the shares were cancelled. There was no decrease in the total number of outstanding shares of common stock after giving effect to the repurchase as it occurred concurrent with the issuance of a like number of new shares in a public offering at an issue price of $33.86 per share. The net proceeds from these two transactions of $39.7 million, after consideration of $0.8 million in transaction costs, was credited to additional paid in capital.

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

Subject to certain exceptions specified in the certificate of amendment to our certificate of incorporation, following a change in beneficial ownership of a share that was reclassified, the share will be entitled to only one vote. Shares of new common stock issued after the reclassification will also only be entitled to one vote per share, including the shares issued to ConAgra in the ConAgra chicken division acquisition on November 23, 2003. Shares held in street name or by a broker or nominee will be presumed to have been acquired after the reclassification and to therefore have one vote per share. This presumption is rebuttable by the holder’s showing that such share was subject to the reclassification and that no change in beneficial ownership of such share has occurred since the reclassification.

The reclassification had no significant effect on our Consolidated Financial Statements, as the combination of the Class A and Class B shares into a new class of common stock did not affect the overall shares of common stock outstanding. Prior year balances reflect this reclassification as if it had occurred as of the earliest period presented.

As of October 1, 2005, we estimate that approximately 28 million shares of our common stock carry 20 votes per share, of which 25.4 million shares are beneficially owned by our Chairman, Lonnie “Bo” Pilgrim, or certain related entities.

NOTE J - SAVINGS PLAN

The Company maintains three retirement plans. A Section 401(k) Salary Deferral Plan called the Pilgrim’s Pride Retirement Savings Plan (the “RS Plan”) which is maintained for certain eligible U.S. employees. Under the RS Plan, eligible U.S. employees may voluntarily contribute a percentage of their compensation and there are various Company matching provisions.

The Company also maintains certain other employee benefit plans covering individual locations or work groups.

Under all of our plans, the Company’s expenses were $20.0 million, $12.2 million and $3.4 million in fiscal 2005, 2004 and 2003, respectively.

NOTE K - RELATED PARTY TRANSACTIONS

Lonnie “Bo” Pilgrim, the Chairman and, through certain related entities, the major stockholder of the Company (collectively, the “major stockholder”) owns an egg laying and a chicken growing operation. In addition, at certain times during the year the major stockholder purchases from the Company live chickens and hens and certain feed inventories during the grow-out process and then contracts with the Company to resell the birds at maturity, determined on a market based formula price subject to a ceiling price calculated at his cost plus 2%. During the years ended October 1, 2005, October 2, 2004 and September 27, 2003 the formula resulted in a net operating profit (loss) to the major stockholder of $1,017,000, $1,050,000 and $348,000, respectively on gross amounts paid by the Company to the major stockholder as described below under “Live chicken purchases and other payments to the major stockholder.”

Transactions with the major stockholders or related entities are summarized as follows:

(In thousands)	2005	2004	2003
Lease payments on commercial egg property	$750	$750	$750
Chick, feed and other sales to major stockholder, including advances	$51,258	$53,481	$48,130
Live chicken purchases and other payments to major stockholder	$54,318	$54,180	$48,804
Loan guaranty fees	$1,775	$2,634	$3,236
Lease payments and operating expenses on airplane	$536	$587	$588

The Company leases a commercial egg property including all of the ongoing costs of the operation from the Company’s major stockholder. The lease term runs for ten years with a monthly lease payment of $62,500.

The Company pays fees to the Company’s major stockholder in return for the major stockholder’s personal guarantee on certain debt obligations of the Company.

The Company leases an airplane from its major stockholder under an operating lease agreement that is renewable annually. The terms of the lease agreement require monthly payments of $33,000 plus operating expenses. Lease expense was $396,000 for each of the years 2005, 2004 and 2003. Operating expenses were $140,090, $190,560 and $192,090 in 2005, 2004 and 2003, respectively.

The Company maintains depository accounts with a financial institution in which the Company’s major stockholder is also a major stockholder. Fees paid to this bank in 2005, 2004 and 2003 are insignificant, and as of October 1, 2005 the Company had bank balances at this financial institution of approximately $ 1.6 million.

The major stockholder has deposited $0.3 million with the Company as an advance on miscellaneous expenditures.

A son of the major stockholder sold commodity feed products and a limited amount of other services to the Company aggregating approximately $0.3 million in fiscal 2005. He also leases an insignificant amount of land from the Company.

The Company has entered into chicken grower contracts involving farms owned by certain of its officers and directors, providing the placement of Company-owned flocks on their farms during the grow-out phase of production. These contracts are on terms substantially the same as contracts entered into by the Company with unaffiliated parties and can be terminated by either party upon completion of the grow-out of each flock. The aggregate amounts paid by the Company to these officers and directors under these grower contracts during each of the fiscal years 2005, 2004 and 2003 were less than $1 million in total.

NOTE L- COMMITMENTS and CONTINGENCIES

The Consolidated Statements of Income include rental expense for operating leases of approximately $35.4 million, $33.1 million and $27.9 million in 2005, 2004 and 2003, respectively. The Company’s future minimum lease commitments under non-cancelable operating leases are as follows: 2006 -- $29.4 million; 2007 -- $24.3 million; 2008 -- $18.2 million; 2009 -- $13.5 million; 2010 -- $6.9 million and thereafter $7.1 million.

At October 1, 2005, the Company had $34.2 million in letters of credit outstanding relating to normal business transactions.

In October 2002, a limited number of USDA environmental samples from our Franconia, Pennsylvania plant tested positive for Listeria. As a result, we voluntarily recalled all cooked deli products produced at the plant from May 1, 2002 through October 11, 2002. No illnesses associated with the Listeria strain in a Northeastern outbreak have been linked to any of our products and none of our products have tested positive for the outbreak strain. However, in connection with this recall, we have been named as a defendant in a number of lawsuits brought by individuals generally alleging injuries resulting from contracting Listeria monocytogenes. We believe that we have meritorious defenses to these claims and intend to assert vigorous defenses to the litigation. After considering our available insurance coverage, we do not expect these cases to have a material impact on our financial position, operations or liquidity.

On December 31, 2003, we were served with a purported class action complaint styled “Angela Goodwin, Gloria Willis, Johnny Gill, Greg Hamilton, Nathan Robinson, Eddie Gusby, Pat Curry, Persons Similarly Situated v. ConAgra Poultry Company and Pilgrim’s Pride, Incorporated” in the United States District Court, Western District of Arkansas, El Dorado Division, alleging racial and age discrimination at one of the facilities we acquired from ConAgra. Two of the named plaintiffs, Greg Hamilton and Gloria Willis, were voluntarily dismissed from this action. We believe we have meritorious defenses to the class certification as well as the individual claims and we intend to vigorously oppose class certification and defend these claims. After considering our available resources, we do not expect these cases to have a material impact on our financial position or results of operation.

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

The Company also maintains operating leases for various types of equipment, some of which contain residual value guarantees for the market value of assets at the end of the term of the lease. The terms of the lease maturities range from one to seven years.  The maximum potential amount of the residual value guarantees is estimated to be approximately $19.0 million; however, the actual amount would be offset by any recoverable amount based on the fair market value of the underlying leased assets. No liability has been recorded related to this contingency as the likelihood of payments under these guarantees is not considered to be probable and the fair value of such guarantees is immaterial. The Company historically has not experienced significant payments under similar residual guarantees.

NOTE M - BUSINESS SEGMENTS

We operate in three reportable business segments as (1) a producer and seller of chicken products, (2) a producer and seller of turkey products and (3) other products. In previous years, our presented segments included chicken and other and turkey. After fully integrating the former ConAgra chicken division into our operations during fiscal 2004 and early fiscal 2005, we changed our segment presentation to separate our non-chicken and non-turkey operations into a separate category consistent with management’s evaluation of operating results and decisions with respect to the allocation of resources.

Our chicken segment includes sales of chicken products we produce and purchase for resale in the U.S., including Puerto Rico, and Mexico. Our chicken segment conducts separate operations in the U.S. and Puerto Rico and in Mexico and is reported as two separate geographical areas. Substantially all of the assets and operations of the recently acquired ConAgra chicken division are included in our U.S. chicken segment since the date of acquisition.

Our turkey segment includes sales of turkey products we produce and purchase for resale in our turkey and distribution operations, operating in the U.S.

Our other products segment includes distribution of non-poultry products that are purchased from third parties and sold to independent grocers and quick service restaurants. Also included in this category are sales of table eggs, feed, protein products and other items, some of which are produced by the Company.

Inter-area sales and inter-segment sales, which are not material, are accounted for at prices comparable to normal trade customer sales. Corporate expenses are allocated to Mexico based upon various apportionment methods for specific expenditures incurred related thereto with the remaining amounts allocated to the U.S. portions of the segments based on number of employees.

Assets associated with our corporate functions, included cash and cash equivilents and investments in available for sale securities.

Selling, general and administrative expenses related to our distribution centers are allocated based on the proportion of net sales to the particular segment to which the product sales relate.

Depreciation and amortization, total assets and capital expenditures of our distribution centers are included in chicken based on the primary focus of the centers.

Non-recurring recoveries, which represent settlements for vitamin and methionine litigation covering several periods as well as federal compensation for avian influenza, have not been allocated to any segment because the proper allocation cannot be readily determined.

The following table presents certain information regarding our segments:

	Fiscal Year Ended
	October 1, 2005	October 2, 2004(a)(b)	September 27, 2003(a)
	(In thousands)
Net Sales to Customers:
Chicken:
United States	$4,411,269	$4,091,706	$1,738,312
Mexico	403,353	362,442	349,305
Sub-total	4,814,622	4,454,148	2,087,617
Turkey	204,838	286,252	305,678
Other Products:
United States	626,056	600,091	207,284
Mexico	20,759	23,232	18,766
Sub-total	646,815	623,323	226,050
Total	5,666,275	5,363,723	2,619,345
Operating Income (Loss):
Chicken:
United States	$405,662	$329,694	$60,507
Mexico	39,809	(7,619)	12,557
Sub-total	445,471	322,075	73,064
Turkey(c)	(22,539)	(96,839)	(73,992)
Other Products:
United States	8,250	35,969	14,300
Mexico	4,630	4,033	3,762
Sub-total	12,880	40,002	18,062
Non-recurring recoveries(d)	--	76	46,479
Total	$435,812	$265,314	$63,613
Depreciation and Amortization:(e)
Chicken:
United States	$114,131	$89,767	$50,215
Mexico	12,085	12,217	11,981
Sub-total	126,216	101,984	62,196
Turkey	3,343	6,887	7,921
Other Products:
United States	5,196	4,773	3,935
Mexico	189	144	135
Sub-total	5,385	4,917	4,070
Total	$134,944	$113,788	$74,187
Total Assets:
Chicken:
United States	$2,059,579	$1,830,051	$799,967
Mexico	287,414	212,492	207,221
Sub-total	2,346,993	2,042,543	1,007,188
Turkey	77,319	122,163	193,349
Other Products:
United States	85,581	78,754	54,275
Mexico	2,010	2,529	2,672
Sub-total	87,591	81,283	56,947
Total	$2,511,903	$2,245,989	$1,257,484
Capital Expenditures:
Chicken:
United States	$102,470	$54,433	$34,517
Mexico	4,924	8,640	9,218
Sub-total	107,394	63,073	43,735
Turkey	3,604	8,151	5,582
Other Products:
United States	5,448	8,395	4,257
Mexico	142	23	--
Sub-total	5,590	8,418	4,257
Total	$116,588	$79,642	$53,574

(a)	Certain historical amounts have been reclassified to conform with current year presentation.

(b)
The Company acquired the ConAgra chicken division on November 23, 2003 for $635.2 million. The acquisition has been accounted for as a purchase and the results of operations for this acquisition have been included in our consolidated results of operations since the acquisition date.

(c)
Included in fiscal 2004 are restructuring charges totaling $72.1 million offset somewhat by the non-recurring recovery of $23.8 million representing the gain recognized on the insurance proceeds received in connection with the October 2002 recall. In addition, the Company estimates its losses related to the October 2002 recall (excluding the insurance recovery described above) negatively affected gross profit and operating income by $20.0 million in fiscal 2004 and $65.0 million in fiscal 2003.

(d)	Non-recurring recoveries which have not been allocated to the individual segments are as follows (in millions):

	October 2, 2004	September 27, 2003
Avian influenza	--	26.6
Vitamin	0.1	1.6
Methionine	--	18.3

Total	$0.1	$46.5

(e)	Includes amortization of capitalized financing costs of approximately $2.3 million, $2.0 million and $1.5 million in fiscal years 2005, 2004 and 2003, respectively.

The Company had one customer that represented 10% or more of net sales in fiscal year 2005 and none in fiscal years 2004 and 2003.

As of each of the three years ended October 1, 2005, 2004 and 2003 Mexico has net long lived assets of $122.1 million, $129.8 million and $134.2 million, respectively.

NOTE N - QUARTERLY RESULTS (UNAUDITED)

(In thousands, except per share data)	Year ended October 1, 2005
	First	Second	Third	Fourth	Fiscal
	Quarter(a)	Quarter(a)(b)	Quarter(a)	Quarter(a)	Year

Net sales	$1,368,247	$1,375,321	$1,440,039	$1,482,668	$5,666,275
Gross profit	161,118	164,055	219,221	200,805	745,199
Operating income	91,015	88,955	135,993	119,849	435,812
Net income	48,509	56,389	85,353	74,728	264,979
Per Share:
Net income	0.73	0.85	1.28	1.12	3.98
Cash dividends	0.015	0.015	0.015	0.015	0.06

(In thousands, except per share data)	Year ended October 2, 2004
	First	Second	Third	Fourth	Fiscal
	Quarter(c)	Quarter(c)	Quarter(c)(d)(e)	Quarter(c) (d)(e)	Year(c)

Net sales	$1,044,367	$1,384,908	$1,447,994	$1,486,454	$5,363,723
Gross profit	77,112	122,937	118,220	210,770	529,039
Operating income	30,808	61,511	37,117	135,878	265,314
Net income	10,286	32,951	9,814	75,289	128,340
Per Share:
Net income	0.20	0.50	0.15	1.13	2.05
Cash dividends	0.015	0.015	0.015	0.015	0.06

(a)
In the third quarter of fiscal 2005, we determined that the consolidated financial statements for the first and second quarters of fiscal 2005 included certain reclassification entries reducing selling, general and administrative expense that we now believe should have been more appropriately reflected as a reduction in cost of sales. As a result, we have reclassified approximately $5.7 million in the first quarter and $5.6 million in the second quarter having the effect of decreasing cost of sales and increasing selling, general and administrative expenses

(b)	Included in net income in the second quarter of fiscal 2005 is a $7.5 million after tax gain from a litigation settlement.

(c)
In fiscal 2005, we determined that the consolidated financial statements for the quarters and fiscal year 2004 included certain reclassification entries reducing selling, general and administrative expense that we now believe should have been more appropriately reflected as a reduction in cost of sales. As a result, we have reclassified $0.1 million related to the first quarter, $10.0 million related to the second quarter, $3.3 million related to the third quarter and $5.6 million relating to the fourth quarter of fiscal 2004 having the effect of decreasing cost of sales and increasing selling, general and administrative expenses in fiscal 2004 to adjust for these prior entries.

(d)
Included in gross profit and operating income for the third and fourth quarters of fiscal 2004 are turkey restructuring charges of $56.0 million and $8.2 million, respectively. Included in operating income for the third quarter of fiscal 2004 are other restructuring charges of $7.9 million. See Note C to the Consolidated Financial Statements.

(e)
Operating income includes a non-recurring recovery of $23.8 million attributable to recoveries under a business interruption insurance policy related to the October 2002 recall. See Note C to the Consolidated Financial Statements.

PILGRIM'S PRIDE CORPORATION

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

Col. A	Col. B	Col. C		Col. D	Col. E
		ADDITIONS
			Charged to
	Balance at	Charged to	Other		Balance at
DESCRIPTION	Beginning	Costs	Accounts-	Deductions	end
	of Period	and Expenses	Describe(1)	Describe(2)	of Period

Year ended October 1, 2005:
Reserves and allowances deducted
from asset accounts:
Allowance for doubtful accounts	$4,244,644	$767,923	$--	$349,412	$4,663,155

Year ended October 2, 2004:
Reserves and allowances deducted
from asset accounts:
Allowance for doubtful accounts	$1,184,199	$1,124,878	$5,228,623	$3,293,056	$4,244,644

Year ended September 27, 2003:
Reserves and allowances deducted
from asset accounts:
Allowance for doubtful accounts	$2,344,000	$87,543	$--	$1,247,344	$1,184,199

(1) Balance of allowance for doubtful accounts established for accounts receivable acquired from ConAgra.
(2) Uncollectible accounts written off, net of recoveries.