Form 10-Q
period 2005-12-31
PILGRIMS PRIDE CORP
filed 2006-01-26
CIK 802481

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File number 1-9273

PILGRIM’S PRIDE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	75-1285071
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4845 US Hwy 271 N, Pittsburg, TX	75686-0093
(Address of principal executive offices)	(Zip code)

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

Number of shares outstanding of the issuer’s common stock, as of January 25, 2006, was 66,555,733.

INDEX PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
Consolidated balance sheets December 31, 2005 and October 1, 2005
Consolidated income statements Three months ended December 31, 2005 and January 1, 2005
Consolidated statements of cash flows Three months ended December 31, 2005 and January 1, 2005
Notes to consolidated financial statements as of December 31, 2005
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Item 4.	Controls and Procedures

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings
Item 6.	Exhibits

SIGNATURES
EXHIBIT INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Pilgrim's Pride Corporation
Consolidated Balance Sheets
(Unaudited)
	December 31, 2005	October 1, 2005
	(In thousands, except share and per share data)
Assets
Current Assets:
Cash and cash equivalents	$130,276	$132,567
Investment in available for sale securities	40,000	--
Trade accounts and other receivables, less allowance for doubtful accounts	290,268	288,528
Inventories	561,751	527,329
Current deferred income taxes	25,107	25,107
Other current assets	29,116	25,884
Total Current Assets	1,076,518	999,415

Investment in Available for Sale Securities	268,975	304,593
Other Assets	50,664	53,798
Property, Plant and Equipment:
Land	53,000	51,887
Buildings, machinery and equipment	1,633,028	1,612,739
Autos and trucks	56,133	55,202
Construction-in-progress	74,436	58,942
	1,816,597	1,778,770
Less accumulated depreciation	(649,635)	(624,673)
	1,166,962	1,154,097
	$2,563,119	$2,511,903
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$303,957	$281,909
Accrued expenses	367,867	288,106
Income taxes payable	18,030	16,196
Current maturities of long-term debt	8,658	8,603
Total Current Liabilities	698,512	594,814

Long-Term Debt, Less Current Maturities	508,516	518,863
Deferred Income Taxes	173,232	173,232
Minority Interest in Subsidiary	1,729	1,396
Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, $.01 par value, 5,000,000 authorized shares; none issued	--	--
Common stock - $.01 par value, 160,000,000 authorized shares; 66,826,833 issued	668	668
Additional paid-in capital	471,344	471,344
Retained earnings	711,149	753,527
Accumulated other comprehensive loss	(463)	(373)
Less treasury stock, 271,100 shares	(1,568)	(1,568)
Total Stockholders’ Equity	1,181,130	1,223,598
	$2,563,119	$2,511,903

See notes to consolidated financial statements.

Pilgrim’s Pride Corporation and Subsidiaries Consolidated Income Statements (Unaudited)

	Three Months Ended
	December 31, 2005	January 1, 2005
	(in thousands, except share and per share data)
Net Sales	$1,343,812	$1,368,247
Costs and Expenses:
Cost of sales	1,225,412	1,207,129
Gross Profit	118,400	161,118
Selling, general and administrative	72,202	70,103
	1,297,614	1,277,232

Operating income	46,198	91,015

Other Expenses (Income):
Interest expense	12,394	13,167
Interest income	(3,946)	(943)
Foreign exchange gain	(620)	(103)
Miscellaneous, net	1,730	(1,015)
	9,558	11,106

Income Before Income Taxes	36,640	79,909
Income Tax Expense	10,962	31,400
Net Income	$25,678	$48,509

Net income per common share- basic and diluted	$0.39	$0.73
Dividends declared per common share	$1.0225	$0.0150

Weighted average shares outstanding	66,555,733	66,555,733

See notes to consolidated financial statements.

Pilgrim’s Pride Corporation and Subsidiaries Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	December 31, 2005	January 1, 2005
	(in thousands)
Cash Flows From Operating Activities:
Net income	$25,678	$48,509
Adjustments to reconcile net income to cash provided by operating activities
Depreciation and amortization	30,348	30,065
Loss on property disposals	1,096	1,875
Deferred income taxes	--	831
Changes in operating assets and liabilities
Accounts and other receivables	1,417	48,144
Inventories	(34,422)	51,948
Other current assets	(3,231)	(9,487)
Accounts payable and accrued expenses	37,085	(4,305)
Other	(1,905)	(143)
Cash provided by operating activities	56,066	167,437

Investing Activities:
Acquisitions of property, plant and equipment	(43,866)	(24,160)
Purchases of investment securities	(2,500)	--
Proceeds from property disposals	731	781
Other, net	(1,026)	92
Cash used for investing activities	(46,661)	(23,287)

Financing Activities:
Payments on long-term debt	(10,291)	(10,239)
Cash dividends paid	(1,498)	(998)
Cash used for financing activities	(11,789)	(11,237)

Effect of exchange rate changes on cash and cash equivalents	93	20
Increase (decrease) in cash and cash equivalents	(2,291)	132,933
Cash and cash equivalents at beginning of year	132,567	38,165
Cash and Cash Equivalents at End of Period	$130,276	$171,098

See notes to consolidated financial statements.

PILGRIM'S PRIDE CORPORATION
December 31, 2005

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE A—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Pilgrim’s Pride Corporation (referred to herein as “Pilgrim’s,” “the Company,” “we,” “us,” “our” or similar terms) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S.”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments unless otherwise disclosed) considered necessary for a fair presentation have been included. Operating results for the period ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ending September 30, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in Pilgrim’s Annual Report on Form 10-K for the fiscal year ended October 1, 2005.

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

Total comprehensive income was $25.6 million and $48.5 million for the three months ended December 31, 2005 and January 1, 2005, respectively.

On November 30, 2005, the Company declared a special dividend of $1.00 per share with a record date of December 30, 2005, and payable on January 13, 2006. As a result, $66.6 million was recorded as a component of accrued expenses as of December 31, 2005.

In December 2005, the Company reclassified $40.0 million of investments in available for sale securities from long term to short term in anticipation of its January 13, 2006 payment of the special $1.00 cash dividend declared by the Board of Directors in 2005. The investments were subsequently sold on January 13, 2006 to pay the special dividend.

PILGRIM'S PRIDE CORPORATION
December 31, 2005

NOTE B—INVENTORIES

	December 31,	October 1,
(In thousands)	2005	2005
Chicken:
Live chicken and hens	$194,984	$196,406
Feed and eggs	133,394	114,091
Finished chicken products	198,115	164,412
	526,493	474,909
Turkey:
Live turkey and hens	$7,091	$7,209
Feed and eggs	2,663	4,924
Finished turkey products	7,309	23,072
	17,063	35,205
Other Products:
Commercial feed, table eggs, and retail farm store	$5,239	$4,866
Distribution inventories (other than chicken & turkey products)	12,956	12,349
	18,195	17,215

Total Inventories	$561,751	$527,329

NOTE C—INCOME TAXES

The Company’s effective tax rate in fiscal 2006 is expected to be lower than applicable statutory tax rates primarily due to the existence of tax exempt income and certain deductions related to qualified manufacturing activities.

As of December 31, 2005, certain Mexican subsidiaries of the Company did not meet the Simplified Regime requirements of Mexico tax law. The Company’s Mexico subsidiaries file and pay income taxes based on the calendar year. These companies which paid tax at a reduced rate in previous years under the Simplified Regime will file and pay income taxes for the calendar year ending December 31, 2005, under the General Regime of the Mexico tax law at the full statutory rate. The Company has evaluated the effect of certain Mexico subsidiaries no longer qualifying for the Simplified Regime on its effective tax rate being applied to current operations and deferred taxes and recorded the impact of this change during the first quarter ended December 31, 2005. This amount was not material.

NOTE D—RELATED PARTY TRANSACTIONS

Lonnie “Bo” Pilgrim, the Chairman and, through certain related entities, the major stockholder of the Company (collectively, the “major stockholder”), owns an egg laying and a chicken growing operation. In addition, at certain times during the year, the major stockholder purchases from the Company live chickens and hens and certain feed inventories during the grow-out process and then contracts with the Company to resell the birds at maturity using a market-based formula, with price subject to a ceiling price calculated at his cost plus two percent. Purchases made by the Company under this agreement resulted in an operating margin to the major stockholder of $4,539 and $525,728 during the quarters ended December 31, 2005 and January 1, 2005, respectively, on gross amounts paid by the Company to the major stockholder as described below in “Live chicken purchases and other payments to major stockholder.”

PILGRIM'S PRIDE CORPORATION
December 31, 2005

Transactions with related parties are summarized as follows:

	Three Months Ended
	December 31, 2005	January 1, 2005
	(in thousands)
Lease payments on commercial egg property	$188	$188
Chick, feed and other sales to major stockholder, including advances	$220	$51,873
Live chicken purchases and other payments to major stockholder	$465	$21,396
Loan guaranty fees	$410	$446
Lease payments and operating expenses on airplane	$131	$140

NOTE E—COMMITMENTS and CONTINGENCIES

At December 31, 2005, the Company had $32.0 million in letters of credit outstanding relating to normal business transactions.

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

NOTE F—BUSINESS SEGMENTS

We operate in three reportable business segments as (1) a producer and seller of chicken products, (2) a producer and seller of turkey products and (3) other products. In previous years, our presented segments included chicken and other and turkey. After fully integrating the former ConAgra chicken division into our operations during fiscal 2004 and early fiscal 2005, we changed our segment presentation to separate our non-chicken and non-turkey operations into a separate category consistent with management’s evaluation of operating results and decisions with respect to the allocation of resources.  See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended October 1, 2005.

The following table presents certain information regarding our segments:

PILGRIM'S PRIDE CORPORATION
December 31, 2005

	Three Months Ended
	December 31, 2005	January 1, 2005(a	)
	(In thousands)
Net Sales to Customers:
Chicken:
United States	$1,034,166	$1,034,838
Mexico	92,403	96,937
Sub-total	1,126,569	1,131,775
Turkey	61,904	79,774
Other Products:
United States	153,530	155,047
Mexico	1,809	1,651
Sub-total	155,339	156,698
Total	1,343,812	1,368,247
Operating Income (Loss):
Chicken:
United States	$53,862	$88,607
Mexico	(7,070)	5,182
Sub-total	46,792	93,789
Turkey	(5,642)	(4,765)
Other Products:
United States	4,590	1,549
Mexico	458	442
Sub-total	5,048	1,991
Total	$46,198	$91,015
Depreciation and Amortization:(b)
Chicken:
United States	$25,560	$24,806
Mexico	2,594	3,086
Sub-total	28,154	27,892
Turkey	781	767
Other Products:
United States	1,377	1,359
Mexico	36	47
Sub-total	1,413	1,406
Total	$30,348	$30,065

(a)	Certain historical amounts have been reclassified to conform to current year presentation.

(b)	Includes amortization of capitalized financing costs of approximately $0.6 million for each of the three month periods ending December 31, 2005 and January 1, 2005, respectively.

PILGRIM'S PRIDE CORPORATION
December 31, 2005

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Description of the Company

The Company is the second largest chicken producer in the United States and Mexico, the largest in Puerto Rico and has one of the best known brand names in the poultry industry. In the U.S., we produce both prepared and fresh chicken and turkey while in Mexico and Puerto Rico, we exclusively produce fresh chicken. Through vertical integration we control the breeding, hatching and growing of chickens. We operate in three business segments and two geographical areas.

Executive Summary

Net income for the first fiscal quarter of 2006 is down $22.8 million, or 47.1%, from the first fiscal quarter of 2005. This decrease is primarily driven by:

▪
Increased cost of sales due to increased energy costs, higher freight delivery costs and higher soybean meal costs. Between the two periods, feed ingredient costs rose in the U.S. 3.6% and in Mexico 9.0% due primarily to freight and soybean meal prices.

▪	Selling prices in Mexico dropped sharply due to an oversupply situation which occured during the quarter. Selling prices were off 13.1% from the prior year period.
▪
Our average chicken selling prices in the U.S. were up 2.1% over the same period last year due to a favorable product mix but total pounds sold were down an equal 2.1%. Although overall sales are flat, decreased sales and selling prices for export products because of market disruptions caused by avian influenza scares in other parts of the world compounded by shipping disruptions created during the recent hurricane season have affected the selling prices for chicken parts in the U.S. and overseas.

Business Environment

Profitability in the poultry industry is materially affected by the commodity prices of feed ingredients, chicken and turkey, which are determined by supply and demand factors. As a result, the chicken and turkey industries are subject to cyclical earnings fluctuations. Cyclical earnings fluctuations can be mitigated somewhat by:

- Business strategy;
- Product mix;
- Sales and marketing plans; and
- Operating efficiencies.

In an effort to reduce price volatility and to generate higher, more consistent profit margins, we have concentrated on the production and marketing of prepared foods products. Prepared foods products generally have higher profit margins than our other products. Also, the production and sale in the U.S. of prepared foods products reduces the impact of the costs of feed ingredients on our profitability. Feed ingredient purchases are the single largest component of our cost of sales, representing approximately 26% of our consolidated cost

PILGRIM'S PRIDE CORPORATION
December 31, 2005

of sales in the first three months of fiscal 2006. The production of feed ingredients is positively or negatively affected primarily by weather patterns throughout the world, the global level of supply inventories and demand for feed ingredients, and the agricultural policies of the U.S. and foreign governments. As further processing is performed, feed ingredient costs become a decreasing percentage of a product’s total production cost, thereby reducing their impact on our profitability. Products sold in this form enable us to charge a premium, reduce the impact of feed ingredient costs on our profitability and improve and stabilize our profit margins.

As a significant portion of the U.S. poultry production is exported, the commodity prices of chicken and turkey can be, and in recent periods have been, adversely affected by disruptions in poultry export markets. Recent disruptions include the effects focus and concern over avian influenza has had on international demand for poultry products and having to reroute products in transit to locations other than those intended as these concerns materialize. Disruptions are also often caused by restrictions on imports of U.S.-produced poultry products imposed by foreign governments for a variety of reasons, including the protection of their domestic poultry producers and allegations of consumer health issues. For example, Russia and Japan have restricted the importation of U.S.-produced poultry for both of these reasons in recent periods. In July 2003, the U.S. and Mexico entered into a safeguard agreement with regard to imports into Mexico of chicken leg quarters from the U.S. Under this agreement, a tariff rate for chicken leg quarters of 98.8% of the sales price was established. This tariff rate was reduced on January 1, 2006 to 39.5% and is scheduled to be reduced in each of the following two years in equal increments so that the final tariff rate at January 1, 2008 will be zero. The tariff was imposed due to concerns that the duty-free importation of such products as provided by the North American Free Trade Agreement would injure Mexico’s poultry industry. As such tariffs are reduced, we expect greater amounts of chicken to be imported into Mexico from the U.S., which could negatively affect the profitability of Mexican chicken producers and positively affect the profitability of U.S. exporters of chicken to Mexico. Although this could have a negative impact on our Mexican chicken operations, we believe that this will be mitigated by the close proximity of our U.S. operations to the Mexico border. We have the largest U.S. production and distribution capacities near the Mexican border, which gives us a strategic advantage to capitalize on exports of U.S. chicken to Mexico. Because these disruptions in poultry export markets are often political, no assurances can be given as to when the existing disruptions will be alleviated or that new ones will not arise.

Business Segments

We operate in three reportable business segments as (1) a producer and seller of chicken products, (2) a producer and seller of turkey products and (3) other products. In previous years, our presented segments included chicken and other and turkey. After fully integrating the former ConAgra chicken division into our operations during fiscal 2004 and early fiscal 2005, we changed our segment presentation to separate our non-chicken and non-turkey operations into a separate category consistent with management’s evaluation of operating results and decisions with respect to the allocation of resources.  See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended October 1, 2005.

The following table presents certain information regarding our segments:

PILGRIM'S PRIDE CORPORATION
December 31, 2005

	Three Months Ended
	December 31, 2005	January 1, 2005(a	)
	(In thousands)
Net Sales to Customers:
Chicken:
United States	$1,034,166	$1,034,838
Mexico	92,403	96,937
Sub-total	1,126,569	1,131,775
Turkey	61,904	79,774
Other Products:
United States	153,530	155,047
Mexico	1,809	1,651
Sub-total	155,339	156,698
Total	1,343,812	1,368,247
Operating Income (Loss):
Chicken:
United States	$53,862	$88,607
Mexico	(7,070)	5,182
Sub-total	46,792	93,789
Turkey	(5,642)	(4,765)
Other Products:
United States	4,590	1,549
Mexico	458	442
Sub-total	5048	1,991
Total	$46,198	$91,015
Depreciation and Amortization:(b)
Chicken:
United States	$25,560	$24,806
Mexico	2,594	3,086
Sub-total	28,154	27,892
Turkey	781	767
Other Products:
United States	1,377	1,359
Mexico	36	47
Sub-total	1,413	1,406
Total	$30,348	$30,065

(a)	Certain historical amounts have been reclassified to conform to current year presentation.

(b)	Includes amortization of capitalized financing costs of approximately $0.6 million for each of the three month periods ending December 31, 2005 and January 1, 2005, respectively.

PILGRIM'S PRIDE CORPORATION
December 31, 2005

The following table presents certain items as a percentage of net sales for the periods indicated:

	December 31, 2005	January 1, 2005
Net sales	100.0%	100.0%
Cost and Expenses
Cost of sales	91.2	88.2
Gross profit	8.8	11.8
Selling, general and administrative expense	5.4	5.1
Operating income	3.4	6.7
Interest expense	0.9	1.0
Interest income	(0.3)	(0.1)

Income before income taxes	2.7	5.8
Net income	1.9	3.5

Results of Operations

Fiscal First Quarter 2006 Compared to Fiscal First Quarter 2005

Net Sales. Net Sales for the first quarter of fiscal 2006 decreased $24.4 million, or 1.8%, over the first quarter of fiscal 2005. The following table provides additional information regarding net sales (in millions):

	Fiscal Quarter Ended	Change from First Quarter Ended
	December 31,	January 1,	Percentage
Source	2005	2005	Change

Chicken-
United States	$1,034.2	$(0.7)	(0.1)%	(a	)
Mexico	92.4	(4.5)	(4.7)%	(b	)
	$1,126.6	$(5.2)	(0.5)%

Turkey	$61.9	$(17.9)	(22.4)%	(c	)
	1,188.5	(23.1)
Other Products-
United States	$153.5	$(1.5)	(1.0)%
Mexico	1.8	0.2	9.6%
	$155.3	$(1.3)	(0.9)%	(d	)
	$1,343.8	$(24.4)	(1.8)%

PILGRIM'S PRIDE CORPORATION
December 31, 2005

(a)
U.S. chicken sales were consistent between periods, with a 2.1% reduction in pounds sold during the first quarter ended December 31, 2005 as compared to the prior year quarter being substantially offset by a 2.1% increase in revenue per pound sold over the same periods.

(b)
Mexico chicken sales declined 4.7% in the current quarter, with a 13.1% reduction in revenue per dressed pound produced during the first quarter ended December 31, 2005 as compared to the prior year quarter being offset somewhat by a 9.6% increase in pounds produced over the same periods.

(c)
U.S. turkey sales were comparably lower in the current quarter, due primarily to the 2004 restructuring of our turkey operations in Hinton, VA., from which remaining inventories were sold during fiscal 2005's first quarter ended January 1, 2005.

(d)
Net sales of other products declined in the current quarter, due primarily to lower realized sales prices for protein and feed products offset by a 16% increase in the average sales prices for table eggs.

PILGRIM'S PRIDE CORPORATION
December 31, 2005

Gross Profit. Gross profit decreased $42.7 million, or 26.5%, in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005.

The following table provides gross profit information (in millions):

	Quarter	Change From		Percentage of	Percentage
	Ended	Quarter Ended		Net Sales	of Net Sales
	December 31,	January 1,	Percentage	First Quarter	First Quarter
Components	2005	2005	Change	Fiscal 2006	Fiscal 2005

Net sales	$1,343.8	$(24.4)	(1.8)%	100.0%	100.0%
Cost of sales	1,225.4	18.3	1.5%	91.2%	88.2%	(a	)

Gross profit	$118.4	$(42.7)	(26.5)%	8.8%	11.8%	(b	)

(a)
Cost of sales increased $34.6 million due primarily to increased energy costs and transportation costs created by fuel cost increases along with an increase in the cost of soybean meal. These increases were offset by a $16.3 million decrease in the cost of sales in the turkey division due to reduced sales. Included in cost of sales was a charge of $2.5 million to reduce the value of certain packaging and supplies associated with the Company’s decision to cease production of certain products at its Franconia, Pennsylvania turkey cooking facility. In connection with this decision, on March 3, 2006 approximately 300 employees will be terminated. No material charges associated with these decisions are expected to be recorded in future periods.

(b)
Gross profit decreased $42.7 million primarily due to a combination of lower selling prices in Mexico, the impact of export sales in the U.S. and increased energy, freight and soybean meal costs in the U.S. and Mexico.

PILGRIM'S PRIDE CORPORATION
December 31, 2005

Operating Income. Operating income for the first quarter of fiscal 2006 decreased $44.8 million, or 49.2%, when compared to the first quarter of fiscal 2005.

The following tables provide operating income information (millions):

		Change from
	Quarter Ended	Quarter Ended
	December 31,	January 1,	Percentage
Source	2005	2005	Change

Chicken-
United States	$53.9	$(34.7)	(39.2)%
Mexico	(7.1)	(12.3)	(236.4)%
	$46.8	$(47.0)	(50.1)%
Turkey	$(5.6)	$(0.8)	(18.4)%

Other Products-
United States	$4.6	$3.0	196.3%
Mexico	0.4	--	--%
	$5.0	$3.0	196.3%
Operating Income	$46.2	$(44.8)	(49.2)%

		Change from		Percentage	Percentage
	Quarter Ended	Quarter Ended		of Net Sales	of Net Sales
	December 31,	January 1,	Percentage	First Quarter	First Quarter
Components	2005	2005	Change	Fiscal 2006	Fiscal 2005

Gross profit	$118.4	$(42.7)	(26.5)%	8.8%	11.8%
Selling, general and administrative expense	72.2	2.1	3.0%	5.4%	5.1%	(a	)

Operating income	$46.2	$(44.8)	(49.2)%	3.4%	6.7%	(b	)

(a)
Increase is primarily due to costs associated with increased prepared foods sales, increased professional assistance in upgrading and enhancing our operating and reporting systems and various donations associated with disaster relief around the world.

(b)	Decrease in operating income is primarily due to the items discussed above under gross profit and by increased selling, general and administrative expenses discussed above.

Interest Expense. Interest expense decreased 6.1% to $12.4 million in the first quarter of fiscal 2006, when compared to $13.2 million for the first quarter of fiscal 2005, due primarily to lower average debt in the current quarter. As a percentage of sales, interest expense in the first quarter of fiscal 2006 decreased to 0.9% from 1.0% in the first quarter of fiscal 2005.

Interest Income. Interest income increased from $0.9 million in the first quarter of fiscal 2005 to $3.9 million in the first quarter of fiscal 2006 due to investments purchased with excess cash flow from fiscal 2005 operations. As a percentage of sales, interest income in the first quarter of fiscal 2006 increased to 0.3% from 0.1% in the first quarter of fiscal 2005.

PILGRIM'S PRIDE CORPORATION
December 31, 2005

Miscellaneous, Net. Consolidated miscellaneous, net expense (income), which increased $2.7 million to $1.7 million, consisted mainly of loses on thedisposal of miscellaneous assets versus the same quarter prior year when we recorded various recoveries in our Mexico operations.

Income Tax Expense. Consolidated income tax expense in the first quarter of fiscal 2006 was $11.0 million, compared to an income tax expense of $31.4 million in the first quarter of fiscal 2005. This decrease in consolidated income tax expense was primarily due to lower income before income taxes both in the U.S. and Mexico. The decrease in the Company’s effective income tax rate during the current quarter as compared to the prior year quarter is due primarily to an increase in tax exempt interest income and additional tax deductions for qualified manufacturing activities.

Liquidity and Capital Resources

The following table presents our available sources of liquidity as of December 31, 2005. See our Annual Report on Form 10-K for the fiscal year ended October 1, 2005 for a detailed description of each facility discussed below.

	Facility	Available	Amount
Source of Liquidity	Amount	Borrowing	Outstanding	Available
(in millions)

Cash and cash equivalents	$--	$--	$--	$170.3
Investments in available for sale securities - short-term	--	--	--	40.0
Investments in available for sale securities - long-term	--	--	--	269.0
Debt Facilities:
Revolving credit facilities	168.0	136.0	--	136.0
Revolving/term facility	500.0	500.0	--	500.0

Receivables purchase
agreement	125.0	125.0	--	125.0

Total available				$1,200..3

In December 2005, the Company reclassified $40.0 million of investments in available for sale securities from long term to short term in anticipation of its January 13, 2006 payment of the special $1.00 cash dividend declared by the Board of Directors in 2005. The investments were subsequently sold on January 13, 2006. .

At December 31, 2005, our working capital decreased $26.6 million to $378.0 million and our current ratio decreased to 1.54 to 1, compared with working capital of $404.6 million and a current ratio of 1.68 to 1 at October 1, 2005, primarily due to the working capital changes discussed below.

PILGRIM'S PRIDE CORPORATION
December 31, 2005

Trade accounts and other receivables were $290.3 million at December 31, 2005, compared to $288.5 million at October 1, 2005, an increase of $1.8 million or 0.6%.

Inventories were $561.8 million at December 31, 2005, compared to $527.3 million at October 1, 2005. The $34.5 million, or 6.5%, increase in inventories was primarily due to export disruptions relating and concern over avian influenza outside of North America and having to reroute products in transit to locations other than those intended as these concerns materialized, causing export inventories to build.

Accounts payable increased $22.1 million, or 7.8%, to $304.0 million at December 31, 2005, compared to $281.9 million at October 1, 2005.

Accrued liabilities increased $79.8 million or 27.7% to $367.9 million at December 31, 2005, compared to $288.1 million at October 1, 2005. The primary increase is the accrual of the special $1.00 per share dividend payable January 13, 2006.

Capital expenditures of $43.9 million for the three months ended December 31, 2005 were primarily incurred to improve efficiencies, expand capacity, reduce costs and for the routine replacement of equipment. Capital expenditures of $24.2 million for the three months ended January 1, 2005 were primarily incurred to improve efficiencies, reduce costs and for the routine replacement of equipment. We anticipate spending approximately $180.0 million to $200.0 million in fiscal 2006 to improve efficiencies, expand capacities and for the routine replacement of equipment. We expect to finance such expenditures with current cash, available operating cash flows and existing revolving/term and revolving credit facilities.
Cash flows provided by operating activities were $56.1 million and $167.4 million for the three months ended December 31, 2005 and January 1, 2005, respectively. The decrease in cash flows provided by operating activities for the first three months of fiscal 2006, when compared to the first three months of fiscal 2005, was due primarily to decreased profitability, changes in the amounts due our major shareholder as discussed in Note D-Related Party Transactions to the consolidated financial statements that totaled $37.0 million at January 1, 2005 with nothing due at December 31, 2005, and changes in working capital items.

Cash flows used for financing activities were ($11.8) million and ($11.2) million for the three months ended December 31, 2005 and January 1, 2005, respectively.

We are a party to many routine contracts in which we provide general indemnities in the normal course of business to third parties for various risks. We have not recorded a liability for any of these indemnities, as the likelihood of payment in each case is considered remote.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Feed Ingredients

We purchase certain commodities, primarily corn and soybean meal. As a result, our earnings are affected by changes in the price and availability of such feed ingredients. As market

PILGRIM'S PRIDE CORPORATION
December 31, 2005

conditions dictate, we will from time to time lock-in future feed ingredient prices using various hedging techniques, including forward purchase agreements with suppliers and futures contracts. We do not use such financial instruments for trading purposes and are not a party to any leveraged derivatives. Market risk is estimated as a hypothetical 10% increase in the weighted-average cost of our primary feed ingredients as of December 31, 2005. Based on our feed consumption during the three months ended December 31, 2005, such an increase would have resulted in an increase to cost of sales of approximately $31.6 million, excluding the impact of any hedging in that period.

Foreign Currency

Our earnings are affected by foreign exchange rate fluctuations related to the Mexico peso net monetary position of our Mexico subsidiaries. We manage this exposure primarily by attempting to minimize our Mexico peso net monetary position, but from time to time, we have considered executing hedges to help minimize this exposure.  Such instruments, however, have historically not been economically feasible.  We are also exposed to the effect of potential exchange rate fluctuations to the extent that amounts are repatriated from Mexico to the United States. However, we currently anticipate that the cash flows of our Mexico subsidiaries will continue to be reinvested in our Mexico operations. In addition, the Mexico peso exchange rate can directly and indirectly impact our results of operations and financial position in several ways, including potential economic recession in Mexico resulting from a devalued peso. The impact on our financial position and results of operations resulting from a hypothetical change in the exchange rate between the U.S. dollar and the Mexico peso cannot be reasonably estimated. Foreign currency exchange gains and losses, representing the change in the U.S. dollar value of the net monetary assets of our Mexico subsidiaries denominated in Mexico pesos, was a gain of $0.6 million in the first three months of fiscal 2006 compared to a gain of $0.1 million for the first three months of fiscal 2005. On December 31, 2005, the Mexico peso closed at 10.78 to 1 U.S. dollar, compared to 10.77 at October 1, 2005. No assurance can be given as to how future movements in the peso could affect our future earnings.

There have been no material changes from the information provided in Item 7A of our Annual Report on Form 10-K for the fiscal year ended October 1, 2005, other than as described above.

Forward Looking Statements

Statements of our intentions, beliefs, expectations or predictions for the future, denoted by the words "anticipate," "believe," "estimate," "expect," "project," "imply," "intend," "foresee" and similar expressions, are forward-looking statements that reflect our current views about future events and are subject to risks, uncertainties and assumptions. Such risks, uncertainties and assumptions include the following:

•	Matters affecting the poultry industry generally, including fluctuations in the commodity prices of feed ingredients, chicken and turkey;
•	Additional outbreaks of avian influenza or other diseases, either in our own flocks or elsewhere, affecting our ability to conduct our operations and/or demand for our poultry products;
•	Contamination of our products, which has recently and can in the future lead to product liability claims and product recalls;

PILGRIM'S PRIDE CORPORATION
December 31, 2005

•	Exposure to risks related to product liability, product recalls, property damage and injuries to persons, for which insurance coverage is expensive, limited and potentially inadequate;
•	Changes in laws or regulations affecting our operations or the application thereof;
•	Competitive factors and pricing pressures or the loss of one or more of our largest customers;
•	Currency exchange rate fluctuations, trade barriers, exchange controls, expropriation and other risks associated with foreign operations;
•	Management of our cash resources, particularly in light of our leverage, and restrictions imposed by and as a result of, our leverage; and
•	The impact of uncertainties of litigation as well as other risks described herein and under “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

PILGRIM'S PRIDE CORPORATION
December 31, 2005

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

In connection with the evaluation described above the Company’s management, including the Chairman, Chief Executive Officer and Chief Financial Officer, identified no change in the Company's internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2005, and that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PILGRIM'S PRIDE CORPORATION
December 31, 2005

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On July 1, 2002, three individuals, on behalf of themselves and a putative class of chicken growers, filed their original class action complaint against us in the United States District Court for the Eastern District of Texas, Texarkana Division, styled “Cody Wheeler, et al. vs. Pilgrim’s Pride Corporation.” The complaint alleges that we violated the Packers and Stockyards Act (7 U.S.C. Section 192) and breached fiduciary duties allegedly owed to the plaintiff growers. The plaintiffs also brought individual actions under the Packers and Stockyards Act alleging common law fraud, negligence, breach of fiduciary duties and breach of contract. On September 30, 2005, plaintiffs amended their lawsuit to join Tyson Foods, Inc. as a co-defendant. Two additional former chicken growers were also added as plaintiffs to the lawsuit. This amendment, which occurred 38 months after the lawsuit’s initial filing, contends that the Company and Tyson are involved in a conspiracy to violate federal antitrust laws. Plaintiffs’ initial allegations, although still contained in the amended lawsuit, are no longer the sole focus of the case. On January 3, 2006, the Court entered an Order severing Plaintiffs’ Packers and Stockyards Act and antitrust claims. The Court ordered that Plaintiffs Wheeler, Davis and Williams may proceed with their Packers and Stockyards Act claims as set forth in Plaintiffs’ Third Amended Complaint. The Court also ordered that Plaintiffs Wheeler, Davis, Williams, Grounds and Ward may proceed with their respective antitrust claims asserted against us and Tyson in a separate cause of action. The Company intends to defend vigorously both certification of the case as a class action and plaintiffs’ individual claims. We do not expect this matter to have a material impact on our financial position, operations or liquidity.

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

PILGRIM'S PRIDE CORPORATION
December 31, 2005

Roselle, deceased, and individually v. Pilgrim’s Pride Corporation, Wampler Foods, Inc., Jack Lambersky Poultry Company, Inc., d.b.a. J.L. Foods Co. Inc.” which was filed in the Superior Court of New Jersey, Law Division, Union County, on June 14, 2004; “Jody Levonchuk, administratrix of the Estate of Joseph Cusato v. Pilgrim’s Pride Corporation and Jack Lambersky Poultry Company” which was filed in the U.S. District Court for the Eastern District of Pennsylvania, on July 28, 2004; Nancy Cirigliano and Scott Fischer v. Pilgrim’s Pride Corporation and Jack Lambersky Poultry Company, et al,” which was filed in the Superior Court of New Jersey, Union County, on August 10, 2004; “Dennis Wysocki, as the Administrator of the Estate of Matthew Tyler Wysocki, deceased, and Dennis Wysocki and Karen Wysocki, individually v. Pilgrim’s Pride Corporation and Jack Lambersky Poultry Company, et al,” which was filed in the Supreme Court of the State of New York, County of New York, on July 30, 2004; “Randi Carden v. Pilgrim’s Pride Corporation and Jack Lambersky Poultry Company, et al,” which was filed in the Superior Court of New Jersey, Camden County, on August 10, 2004; and “Roberta Napolitano, as Trustee of the Bankruptcy Estate of Burke Caren Kantrow v. Pilgrim’s Pride Corporation, Wampler Foods, Inc. and Jack Lambersky Poultry Company, d/b/a J. L. Foods, Inc.” which was filed in the Superior Court of Connecticut, New Haven, on June 16, 2005. On August 20, 2004, the Estate of Frank Niemtzow refiled his individual action from the previously filed and voluntarily dismissed class action suit. Neither the likelihood of an unfavorable outcome nor the amount of ultimate liability with respect to these cases can be determined at this time. These cases are in various stages of litigation, and we believe we have meritorious defenses to each of the claims, which we intend to vigorously defend. After considering our available insurance coverage, we do not expect any of these matters to have a material impact on our financial position, operations or liquidity.

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

PILGRIM'S PRIDE CORPORATION
December 31, 2005

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

10.1
Broiler Production Agreement dated effective November 15, 2005 between Pilgrim's Pride Corporation and Lonnie "Bo" Pilgrim (incorporated by reference from Exhibit 99.1 of the Company’s Current Report on Form 8-K dated November 10, 2005).

10.2
First Amendment to Third Amended and Restated Credit Agreement dated November 25, 2005 between Pilgrim's Pride Corporation, Harris N.A., and the other lenders party thereto (incorporated by reference from Exhibit 1.1 of the Company’s Current Report on Form 8-K dated December 5, 2005).

10.3
Second Amendment to Credit Agreement dated November 28, 2005 between Pilgrim’s Pride Corporation, CoBank, ACB, and certain syndication parties thereto (incorporated by reference from Exhibit 1.2 of the Company’s Current Report on Form 8-K dated December 5, 2005).

10.4	Amended and Restated Pilgrim's Pride Corporation 2005 Deferred Compensation Plan (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K dated January 6, 2006).

10.5
Vendor Service Agreement dated effective December 28, 2005 between Pilgrim's Pride Corporation and Pat Pilgrim (incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K dated January 6, 2006).

10.6
Transportation Agreement dated effective December 28, 2005 between Pilgrim's Pride Corporation and Pat Pilgrim (incorporated by reference from Exhibit 10.3 of the Company’s Current Report on Form 8-K dated January 6, 2006).

10.7
Ground Lease Agreement dated effective January 4, 2006 between Pilgrim's Pride Corporation and Pat Pilgrim (incorporated by reference from Exhibit 10.4 of the Company’s Current Report on Form 8-K dated January 6, 2006).

12.1	Statement regarding Computation of Ratios.*

31.1	Certification of Co-Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Co-Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Co-Principal Executive Officer of Pilgrim's Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Co-Principal Executive Officer of Pilgrim's Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.3	Certification of Chief Financial Officer of Pilgrim's Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith

PILGRIM'S PRIDE CORPORATION
December 31, 2005

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PILGRIM’S PRIDE CORPORATION

/s/ Richard A. Cogdill
Date:	January 25, 2006	Richard A. Cogdill
Chief Financial Officer,
Secretary and Treasurer
(Principal Financial Officer, Chief Accounting Officer and Authorized Signatory)

PILGRIM'S PRIDE CORPORATION
December 31, 2005

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

10.1
Broiler Production Agreement dated effective November 15, 2005 between Pilgrim's Pride Corporation and Lonnie "Bo" Pilgrim (incorporated by reference from Exhibit 99.1 of the Company’s Current Report on Form 8-K dated November 10, 2005).

10.2
First Amendment to Third Amended and Restated Credit Agreement dated November 25, 2005 between Pilgrim's Pride Corporation, Harris N.A., and the other lenders party thereto (incorporated by reference from Exhibit 1.1 of the Company’s Current Report on Form 8-K dated December 5, 2005).

10.3
Second Amendment to Credit Agreement dated November 28, 2005 between Pilgrim’s Pride Corporation, CoBank, ACB, and certain syndication parties thereto (incorporated by reference from Exhibit 1.2 of the Company’s Current Report on Form 8-K dated December 5, 2005).

10.4	Amended and Restated Pilgrim's Pride Corporation 2005 Deferred Compensation Plan (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K dated January 6, 2006).

10.5
Vendor Service Agreement dated effective December 28, 2005 between Pilgrim's Pride Corporation and Pat Pilgrim (incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K dated January 6, 2006).

10.6
Transportation Agreement dated effective December 28, 2005 between Pilgrim's Pride Corporation and Pat Pilgrim (incorporated by reference from Exhibit 10.3 of the Company’s Current Report on Form 8-K dated January 6, 2006).

10.7
Ground Lease Agreement dated effective January 4, 2006 between Pilgrim's Pride Corporation and Pat Pilgrim (incorporated by reference from Exhibit 10.4 of the Company’s Current Report on Form 8-K dated January 6, 2006).

12.1	Statement regarding Computation of Ratios.*

31.1	Certification of Co-Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Co-Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Co-Principal Executive Officer of Pilgrim's Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Co-Principal Executive Officer of Pilgrim's Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.3	Certification of Chief Financial Officer of Pilgrim's Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith