Form 10-Q
period 2006-04-01
PILGRIMS PRIDE CORP
filed 2006-05-02
CIK 802481

 UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares outstanding of the issuer’s common stock, as of May 1, 2006, was 66,555,733.

INDEX PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
Consolidated Balance Sheets April 1, 2006 and October 1, 2005
Consolidated Statements of Income (Loss) Three months and six months ended April 1, 2006 and April 2, 2005
Consolidated Statements of Cash Flows Six months ended April 1, 2006 and April 2, 2005
Notes to Consolidated Financial Statements as of April 1, 2006
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Item 4.	Controls and Procedures

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 4.	Submission of Matters to a Vote of Security Holders
Item 6.	Exhibits

SIGNATURES
EXHIBIT INDEX

INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Pilgrim's Pride Corporation
Consolidated Balance Sheets
(Unaudited)
April 1, 2006		October 1, 2005
(In thousands, except share and per share data)
Assets
Current Assets:
Cash and cash equivalents	$67,680	$132,567
Trade accounts and other receivables, less allowance for doubtful accounts	232,405	288,528
Income taxes receivable	14,822	--
Inventories	608,681	527,329
Current deferred income taxes	25,038	25,107
Other current assets	37,356	25,884
Total Current Assets	985,982	999,415

Investment in Available for Sale Securities	199,754	304,593
Other Assets	48,916	53,798
Property, Plant and Equipment:
Land	52,804	51,887
Buildings, machinery and equipment	1,645,650	1,612,739
Autos and trucks	56,149	55,202
Construction-in-progress	70,876	58,942
	1,825,479	1,778,770
Less accumulated depreciation	(667,668)	(624,673)
	1,157,811	1,154,097
	$2,392,463	$2,511,903
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$299,640	$281,909
Accrued expenses	275,930	288,106
Income taxes payable	--	16,196
Current maturities of long-term debt	8,211	8,603
Total Current Liabilities	583,781	594,814

Long-Term Debt, Less Current Maturities	486,903	518,863
Deferred Income Taxes	172,558	173,232
Minority Interest in Subsidiary	1,866	1,396
Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, $.01 par value, 5,000,000 authorized shares; none issued	--	--
Common stock - $.01 par value, 160,000,000 authorized shares; 66,826,833 issued	668	668
Additional paid-in capital	471,344	471,344
Retained earnings	677,700	753,527
Accumulated other comprehensive loss	(789)	(373)
Less treasury stock, 271,100 shares	(1,568)	(1,568)
Total Stockholders’ Equity	1,147,355	1,223,598
	$2,392,463	$2,511,903

See notes to consolidated financial statements.

INDEX

Pilgrim’s Pride Corporation and Subsidiaries Consolidated Statements of Income (Loss) (Unaudited)

	Three Months Ended		Six Months Ended
	April 1, 2006	April 2, 2005	April 1, 2006	April 2, 2005
	(in thousands, except share and per share data)
Net Sales	$1,265,709	$1,375,321	$2,609,521	$2,743,568
Cost of sales	1,228,508	1,211,266	2,453,920	2,418,395
Gross profit	37,201	164,055	155,601	325,173
Selling, general and administrative	75,137	75,100	147,339	145,203

Operating income (loss)	(37,936)	88,955	8,262	179,970

Other Expense (Income):
Interest expense	13,271	12,049	25,666	25,216
Interest income	(3,214)	(2,731)	(7,161)	(3,674)
Foreign exchange (gain)	(190)	(223)	(810)	(326)
Miscellaneous, net	(702)	(10,733)	1,028	(11,748)
Total other expenses, net	9,165	(1,638)	18,723	9,468

Income (loss) before income taxes	(47,101)	90,593	(10,461)	170,502
Income tax (benefit) expense	(15,147)	34,204	(4,185)	65,604
Net income (loss)	$(31,954)	$56,389	$(6,276)	$104,898

Net income (loss) per common share - basic and diluted	$(0.48)	$0.85	$(0.09)	$1.58
Dividends declared per common share	$0.0225	$0.0150	$1.0450	$0.0150

Weighted average shares outstanding	66,555,733	66,555,733	66,555,733	66,555,733

See notes to consolidated financial statements.

INDEX

Pilgrim’s Pride Corporation and Subsidiaries Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	April 1, 2006	April 2, 2005
	(in thousands)
Cash Flows From Operating Activities:
Net income (loss)	$(6,276)	$104,898
Adjustments to reconcile net income (loss) to cash provided by operating activities
Depreciation and amortization	65,092	63,842
Impairment of assets	3,767	--
Loss on property disposals	1,215	1,990
Deferred income taxes	(605)	830
Changes in operating assets and liabilities
Accounts and other receivables	59,192	33,099
Income taxes receivable	(14,822)	--
Inventories	(81,353)	38,348
Other current assets	(11,471)	(2,207)
Accounts payable and accrued expenses	(10,642)	(68,164)
Other	(2,134)	182
Cash provided by operating activities	1,963	172,818

Investing Activities:
Acquisitions of property, plant and equipment	(74,519)	(52,154)
Purchases of investment securities	(212,403)	--
Proceeds from sale/maturity of investment securities	319,260	--
Proceeds from property disposals	2,717	3,677
Other, net	(3)	(299)
Cash provided by (used for) investing activities	35,052	(48,776)

Financing Activities:
Proceeds from notes payable to banks	83,000	--
Repayments on notes payable to banks	(83,000)	--
Payments on long-term debt	(32,350)	(12,390)
Cash dividends paid	(69,551)	(1,997)
Cash used for financing activities	(101,901)	(14,387)

Effect of exchange rate changes on cash and cash equivalents	(1)	17
Increase (decrease) in cash and cash equivalents	(64,887)	109,672
Cash and cash equivalents at beginning of year	132,567	38,165
Cash and Cash Equivalents at End of Period	$67,680	$147,837

See notes to consolidated financial statements.

INDEX

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE A—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Pilgrim’s Pride Corporation (referred to herein as “Pilgrim’s,” “the Company,” “we,” “us,” “our” or similar terms) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S.”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments unless otherwise disclosed) considered necessary for a fair presentation have been included. Operating results for the period ended April 1, 2006 are not necessarily indicative of the results that may be expected for the year ending September 30, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in Pilgrim’s Annual Report on Form 10-K for the fiscal year ended October 1, 2005.

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

Total comprehensive income (loss) was $(31.7) million and $56.7 million for the three months and $(6.1) million and $105.2 million for the six months ended April 1, 2006 and April 2, 2005, respectively.

On November 30, 2005, the Company declared a special dividend of $1.00 per share totaling $66.6 million with a record date of December 30, 2005, which was paid on January 13, 2006.

INDEX

NOTE B—INVENTORIES

	April 1,	October 1,
(In thousands)	2006	2005
Chicken:
Live chicken and hens	$203,065	$196,406
Feed and eggs	130,397	114,091
Finished chicken products	226,675	164,412
	560,137	474,909
Turkey:
Live turkey and hens	$6,650	$7,209
Feed and eggs	2,770	4,924
Finished turkey products	20,347	23,072
	29,767	35,205
Other Products:
Commercial feed, table eggs, and retail farm store	$6,369	$4,866
Distribution inventories (other than chicken & turkey products)	12,408	12,349
	18,777	17,215

Total Inventories	$608,681	$527,329

NOTE C—NOTES PAYABLE AND LONG-TERM DEBT

In the first six months of fiscal 2006 the Company retired $32.4 million of debt ($5.0 million representing scheduled payments) including the purchase of $17.4 million of its 9 1/4% senior subordinated unsecured notes and $2.5 million of its 9 5/8% senior unsecured notes, which were recorded as treasury bonds, recording an immaterial loss on the retirement.

NOTE D—INCOME TAXES

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

NOTE E—RELATED PARTY TRANSACTIONS

Lonnie “Bo” Pilgrim, the Chairman and, through certain related entities, the major stockholder of the Company (collectively, the “major stockholder”), owns an egg laying and a chicken growing operation. In addition, at certain times during the year, the major stockholder has purchased from the Company live chickens and hens and certain feed inventories during the grow-out process and then contracted with the Company to resell the birds at maturity using a market-based formula, with price subject to a ceiling price calculated at his cost plus two percent.

INDEX

Purchases made by the Company under this agreement resulted in an operating margin to the major stockholder of $477,609 during the quarter ended April 2, 2005, and $4,539 and $1,003,337 during the six months ended April 1, 2006 and April 2, 2005, respectively, on gross amounts paid by the Company to the major stockholder as described below in “Live chicken purchases and other payments to major stockholder.”

Transactions with related parties are summarized as follows:

	Three Months Ended		Six Months Ended
	April 1, 2006	April 2, 2005	April 1, 2006	April 2 2005
	(in thousands)
Lease payments on commercial egg property	$188	$188	$375	$375
Chick, feed and other sales to major stockholder, including advances	$152	$405	$372	$50,486
Live chicken purchases and other payments to major stockholder	$238	$31,847	$704	$53,242
Loan guaranty fees	$367	$451	$777	$897
Lease payments and operating expenses on airplane	$120	$135	$251	$276

NOTE F—COMMITMENTS and CONTINGENCIES

At April 1, 2006, the Company had $32.0 million in letters of credit outstanding relating to normal business transactions.

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

NOTE G—BUSINESS SEGMENTS

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

The following table presents certain information regarding our segments:

INDEX

	Three Months Ended		Six Months Ended
	April 1, 2006	April 2, 2005(a)	April 1, 2006	April 2, 2005(a)
	(In thousands)
Net Sales to Customers:
Chicken:
United States	$985,208	$1,090,782	$2,019,374	$2,125,620
Mexico	104,031	90,888	196,434	187,825
Sub-total	1,089,239	1,181,670	2,215,808	2,313,445
Turkey	17,115	37,328	79,019	117,102
Other Products:
United States	154,083	148,139	307,613	303,186
Mexico	5,272	8,184	7,081	9,835
Sub-total	159,355	156,323	314,694	313,021
Total	$1,265,709	$1,375,321	$2,609,521	$2,743,568
Operating Income (Loss):
Chicken:
United States	$(37,716)	$82,076	$16,146	$170,683
Mexico	1,844	8,892	(5,226)	14,074
Sub-total	(35,872)	90,968	10,920	184,757
Turkey(b)	(6,716)	(5,484)	(12,358)	(10,249)
Other Products:
United States	4,314	1,520	8,904	3,069
Mexico	338	1,951	796	2,393
Sub-total	4,652	3,471	9,700	5,462
Total	$(37,936)	$88,955	$8,262	$179,970
Depreciation and Amortization(c)
Chicken:
United States	$28,717	$28,496	$54,278	$53,385
Mexico	3,125	3,015	5,718	6,101
Sub-total	31,842	31,511	59,996	59,486
Turkey	772	776	1,553	1,543
Other Products:
United States	2,090	1,443	3,467	2,719
Mexico	40	47	76	94
Sub-total	2,130	1,490	3,543	2,813
Total	$34,744	$33,777	$65,092	$63,842

(a)	Certain historical amounts have been reclassified to conform to current year presentation.

(b)
Included in the operating losses for the turkey segment for the three months ended April 1, 2006 are charges of $3.8 million to write certain assets down to estimated realizable value. These assets are held for sale and are related to the Franconia, Pennsylvania turkey cooking facility at which the Company ceased production of certain products in March 2006. Also included in the operating losses for the turkey segment for the same three month period are accrued severance expenses totaling $0.2 million. In addition to the previous items, the operating losses for the turkey segment for the six months ended April 1, 2006 include charges of $2.5 million to reduce certain packaging and supplies, bringing the total charges for the six months ended April 1, 2006 to $6.5 million. Included in the three months and six months ended April 2, 2005 are $4.4 million in proceeds from the final resolution of our 2004 turkey restructuring activities.

(c)
Includes amortization of capitalized financing costs of approximately $0.9 million and $0.6 million for the three month periods and $1.6 million and $1.2 million for the six month periods ending April 1, 2006 and April 2, 2005, respectively.

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

Executive Summary

Overview. Focus and concern abroad over avian influenza has significantly reduced international demand for chicken products, leading to higher inventory levels and contributing to lower overall market pricing. At the same time, industry production levels have continued to increase, creating an oversupply situation and further weakening prices. During the second quarter of fiscal 2006, the market pricing we received for both chicken breast meat and leg quarters declined approximately 30.0% from the same period in the prior year. Additionally, during the second quarter of fiscal 2006 our U.S. chicken sales volumes declined approximately 4.0% because of lower demand versus the same period in the prior year due primarily to the effects of avian influenza concerns in the international markets. This change in pricing and demand adversely affected our results for the second quarter of fiscal 2006.  Additionally, some U.S. customers renegotiated our contracts with them to reflect the current pricing environment for chicken.

In response to this challenging operating environment, we are executing a multi-point plan designed to improve our competitive position:

•
First, we have delayed one-half of our planned expansion in the Fresh Food Service Division of our Mayfield, Kentucky plant from early July until mid-August of this year, and the other half of this expansion until April 2007.

•	Second, a reduction in the weekly slaughter rate by appoximately 3%, which is equivalent to approximately 830,000 head per week. This reduction is scheduled to begin in July.

•
Third, we are reducing our planned capital investment for the year by $25-$40 million.  Our original capital investment projection for the year had been in the range of $180-$200 million.  Our new estimated range for the year is $140-$175 million. We are focusing only on those projects we deem critically necessary to our business or those in which our immediate investment is judged by us to be in our best long-term interests.

•
Fourth, we have sharpened our focus on reducing costs and operating more efficiently.  For example, in order to eliminate holiday and overtime premiums, we have cut egg placements for Memorial Day and the Fourth of July as well as other previously planned Saturday productions.

We intend to continue to monitor market conditions for purposes of determining when we believe further changes in our business are prudent.

Results. Net income for the second quarter of fiscal 2006 is down $88.3 million, or 156.7%, from the second quarter of fiscal 2005, resulting in a net loss of $32.0 million for the quarter ended April 1, 2006. This decrease is primarily due to:

•
Reduced selling prices for leg quarters created by market disruptions caused by the avian influenza scares in other parts of the world. Industry-wide inventories of leg quarters have reached extremely high levels due to reduced purchasing in foreign markets and have delayed and will continue to delay the recovery of export selling prices. Additionally, the oversupply of leg quarters has put significant pressure on the U.S. white meat markets which has increased white meat inventories and contributed to historically low breast meat prices.

•	Increased cost of sales due to higher freight delivery costs and higher soybean meal costs as well as the cost of fuel in other areas.

Net income for the first six months of fiscal 2006 is down $111.2 million, or 106.0%, from the first six months of fiscal 2005, resulting in a net loss of $6.3 million for the six months ended April 1, 2006. This decrease is primarily due to:

•
The above factors for the second quarter plus an oversupply situation in Mexico during the first quarter of fiscal 2006 causing sharply reduced selling prices in Mexico and an increase in cost of sales in the first quarter of fiscal 2006 over the first quarter of fiscal 2005 created by increased energy costs, higher freight delivery costs and higher soybean meal costs.

Business Environment

Profitability in the poultry industry is materially affected by the commodity prices of feed ingredients, chicken and turkey, which are determined by supply and demand factors. As a result, the chicken and turkey industries are subject to cyclical earnings fluctuations. Cyclical earnings fluctuations can be mitigated somewhat by:

- Business strategy;
- Product mix;
- Sales and marketing plans; and
- Operating efficiencies.

In an effort to reduce price volatility and to generate higher, more consistent profit margins, we have concentrated on the production and marketing of prepared foods products. Prepared foods products generally have higher profit margins than our other products. Also, the production and sale in the U.S. of prepared foods products reduces the impact of the costs of feed ingredients on our profitability. Feed ingredient purchases are the single largest component of our cost of sales, representing approximately 27.0% of our consolidated cost of sales in the first six months of fiscal 2006. The production of feed ingredients is positively or negatively affected primarily by weather patterns throughout the world, the global level of supply inventories and demand for feed ingredients, and the agricultural policies of the U.S. and foreign governments. As further processing is performed, feed ingredient costs become a decreasing percentage of a product’s total production cost, thereby reducing their impact on our profitability. Products sold in this form enable us to charge a premium, reduce the impact of feed ingredient costs on our profitability and improve and stabilize our profit margins.

INDEX

As a significant portion of the U.S. poultry production is exported, the commodity prices of chicken and turkey can be, and in recent periods have been, adversely affected by disruptions in chicken export markets. As described above, recent disruptions include the effects focus and concern over avian influenza has had on international demand for chicken products and effects the resulting oversupply has had on U.S. chicken prices. Disruptions are also often caused by restrictions on imports of U.S.-produced poultry products imposed by foreign governments for a variety of reasons, including the protection of their domestic poultry producers and allegations of consumer health issues, including with respect to avian influenza. For example, on April 27, 2006, Russia’s agriculture ministry, citing cases where products were offloaded without import permission, the discovery of fake products and other factors, announced that it had temporarily cancelled all poultry import permits, although it stated further that permits would be reissued within two weeks. As Russia represents approximately 30% of exports from the U.S. chicken industry, this cancellation of poultry import permits may put further pressure on pricing. Also, in July 2003, the U.S. and Mexico entered into a safeguard agreement with regard to imports into Mexico of chicken leg quarters from the U.S. Under this agreement, a tariff rate for chicken leg quarters of 98.8% of the sales price was established. This tariff rate was reduced on January 1, 2006 to 39.5% and is scheduled to be reduced in each of the following two years in equal increments so that the final tariff rate at January 1, 2008 will be zero. The tariff was imposed due to concerns that the duty-free importation of such products as provided by the North American Free Trade Agreement would injure Mexico’s chicken industry. As such tariffs are reduced, we expect greater amounts of chicken to be imported into Mexico from the U.S., which could negatively affect the profitability of Mexican chicken producers and positively affect the profitability of U.S. exporters of chicken to Mexico. Although this could have a negative impact on our Mexican chicken operations, we believe that this will be mitigated by the close proximity of our U.S. operations to the Mexico border. We have some of the largest U.S. production and distribution capacities near the Mexican border, which gives us a strategic advantage to capitalize on exports of U.S. chicken to Mexico. No assurances can be given as to when the existing disruptions will be alleviated or that new ones will not arise.

Business Segments

We operate in three reportable business segments as (1) a producer and seller of chicken products, (2) a producer and seller of turkey products and (3) other products. In previous years, our presented segments included chicken and other and turkey. After fully integrating the former ConAgra chicken division into our operations during fiscal 2004 and early fiscal 2005, we changed our segment presentation to separate our non-chicken and non-turkey operations into a separate category consistent with management’s evaluation of operating results and decisions with respect to the allocation of resources. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K for the fiscal year ended October 1, 2005.

The following table presents certain information regarding our segments:

INDEX

	Three Months Ended		Six Months Ended
	April 1, 2006	April 2, 2005(a)	April 1, 2006	April 2, 2005(a)
	(In thousands)
Net Sales to Customers:
Chicken:
United States	$985,208	$1,090,782	$2,019,374	$2,125,620
Mexico	104,031	90,888	196,434	187,825
Sub-total	1,089,239	1,181,670	2,215,808	2,313,445
Turkey	17,115	37,328	79,019	117,102
Other Products:
United States	154,083	148,139	307,613	303,186
Mexico	5,272	8,184	7,081	9,835
Sub-total	159,355	156,323	314,694	313,021
Total	$1,265,709	$1,375,321	$2,609,521	$2,743,568
Operating Income (Loss):
Chicken:
United States	$(37,716)	$82,076	$16,146	$170,683
Mexico	1,844	8,892	(5,226)	14,074
Sub-total	(35,872)	90,968	10,920	184,757
Turkey(b)	(6,716)	(5,484)	(12,358)	(10,249)
Other Products:
United States	4,314	1,520	8,904	3,069
Mexico	338	1,951	796	2,393
Sub-total	4,652	3,471	9,700	5,462
Total	$(37,936)	$88,955	$8,262	$179,970
Depreciation and Amortization(c)
Chicken:
United States	$28,717	$28,496	$54,278	$53,385
Mexico	3,125	3,015	5,718	6,101
Sub-total	31,842	31,511	59,996	59,486
Turkey	772	776	1,553	1,543
Other Products:
United States	2,090	1,443	3,467	2,719
Mexico	40	47	76	94
Sub-total	2,130	1,490	3,543	2,813
Total	$34,744	$33,777	$65,092	$63,842

(a)	Certain historical amounts have been reclassified to conform to current year presentation.

(b)
Included in the operating losses for the turkey segment for the three months ended April 1, 2006 are charges of $3.8 million to write certain assets down to estimated realizable value. These assets are held for sale and are related to the Franconia, Pennsylvania turkey cooking facility at which the Company ceased production of certain products in March 2006. Also included in the operating losses for the turkey segment for the same three month period are accrued severance expenses totaling $0.2 million. In addition to the previous items, the operating losses for the turkey segment for the six months ended April 1, 2006 include charges of $2.5 million to reduce certain packaging and supplies, bringing the total charges for the six months ended April 1, 2006 to $6.5 million. Included in the three months and six months ended April 2, 2005 are $4.4 million in proceeds from the final resolution of our 2004 turkey restructuring activities.

(c)
Includes amortization of capitalized financing costs of approximately $0.9 million and $0.6 million for the three month periods and $1.6 million and $1.2 million for the six month periods ending April 1, 2006 and April 2, 2005, respectively.

INDEX
The following table presents certain items as a percentage of net sales for the periods indicated:

	Percentage of Net Sales
	Three Months Ended		Six Months Ended
	April 1, 2006	April 2, 2005	April 1, 2006	April 2, 2005
Net Sales	100.0%	100.0%	100.0%	100.0%
Costs and Expenses:
Cost of sales	97.1%	88.1%	94.0%	88.1%
Gross profit	2.9%	11.9%	6.0%	11.9%
Selling, general and administrative	5.9%	5.5%	5.6%	5.3%
Operating Income (Loss)	(3.0)%	6.4%	0.3%	6.6%
Interest expense	1.0%	0.9%	1.0%	0.9%
Interest income	(0.3)%	(0.2)%	(0.3)%	(0.1)%

Income (loss) before income taxes	(3.7)%	6.6%	(0.4)%	6.2%
Net income (loss)	(2.5)%	4.1%	(0.2)%	3.8%

Results of Operations

Fiscal Second Quarter 2006 Compared to Fiscal Second Quarter 2005

Net Sales. Net Sales for the second quarter of fiscal 2006 decreased $109.6 million, or 8.0%, over the second quarter of fiscal 2005. The following table provides additional information regarding net sales (in millions):

	Fiscal Quarter Ended	Change from Fiscal Quarter Ended
	April 1,	April 2,	Percentage
Source	2006	2005	Change

Chicken-
United States	$985.2	$(105.6)	(9.7)%	(a	)
Mexico	104.0	13.1	14.4%	(b	)
	$1,089.2	$(92.5)	(7.8)%

Turkey	$17.1	$(20.2)	(54.2)%	(c	)

Other Products-
United States	$154.1	$6.0	4.1%	(d	)
Mexico	5.3	(2.9)	(35.4)%	(e	)
	$159.4	$3.1	2.0%
	$1,265.7	$(109.6)	(8.0)%

(a)
U.S. chicken sales for the quarter declined compared to the same quarter last fiscal year due to a 5.8% decrease in net revenue per pound sold and a 4.2% decrease in the number of pounds sold. As described above under “Executive Summary”, demand for exported dark meat continues to be significantly less than in the prior fiscal year which has had an adverse impact on pricing.

(b)	Mexico chicken sales increased compared to the second quarter last fiscal year because of a 3.9% increase in revenue per pound sold and a 10.1% increase in pounds sold.

(c)
Turkey sales declined due to the runoff of inventory in fiscal 2005 created by the 2004 restructuring of our turkey operations in Hinton, Virginia and our decision in the first quarter of fiscal 2006 to cease production of certain products at our Franconia, Pennsylvania turkey cooking operation.

(d)	U.S. other product sales increased due to higher realized sales prices for protein by-products and table eggs offset by lower non-poultry distribution sales.

(e)	Mexico other product sales decreased due to a decline in sales of chicks to other growers and lower feed sales.

INDEX

Gross Profit. Gross profit decreased $126.8 million, or 77.3%, in the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005.

The following table provides gross profit information (in millions):

	Quarter	Change From		Percentage of	Percentage
	Ended	Quarter Ended		Net Sales	of Net Sales
	April 1,	April 2,	Percentage	Second Quarter	Second Quarter
Components	2006	2005	Change	Fiscal 2006	Fiscal 2005

Net sales	$1,265.7	$(109.6)	(8.0)%	100.0%	100.0%
Cost of sales	1,228.5	17.2	1.5%	97.1%	88.1%	(a	)

Gross profit	$37.2	$(126.8)	(77.3)%	2.9%	11.9%	(b	)

(a)
Cost of sales increased $36.4 million due primarily to increased energy costs and transportation costs created by fuel cost increases along with an increase in the cost of soybean meal. Supplement fuel payments to growers in the second quarter of fiscal 2006 were $7.4 million higher than in the second quarter of fiscal 2005. These increases were offset by a $19.2 million decrease in the cost of sales in the turkey division due to reduced sales created by the 2004 turkey restructuring and the decision to cease production on March 3, 2006, of certain products at our Franconia, Pennsylvania turkey cooking facility. Included in cost of sales was a charge of $3.8 million to impair the carrying value of certain equipment formerly used in our turkey division and currently held for sale and $0.2 million for severance costs. Included in cost of sales for the second quarter of fiscal 2005 were proceeds of $4.4 million from the final resolution of the 2004 turkey restructuring activities.

(b)
Gross profit decreased $126.8 million due to the combination of depressed selling prices in the U.S. due primarily to a decrease in export demand for U.S. chicken products caused by changes in buying patterns in foreign markets as a result of avian influenza outbreaks in those countries and increased freight and fuel costs along with increased soybean meal costs.

INDEX

Operating Income (Loss). Operating income for the second quarter of fiscal 2006 decreased $126.8 million, or 142.6%, when compared to the second quarter of fiscal 2005.

The following tables provide operating income (loss) information (millions):

		Change from
	Quarter Ended	Quarter Ended
	April 1,	April 2,	Percentage
Source	2006	2005	Change

Chicken
United States	$(37.7)	$(119.8)	(145.9)%
Mexico	1.8	(7.1)	(79.8)%
	$(35.9)	$(126.9)	(139.5)%
Turkey	$(6.7)	$(1.2)	21.8%

Other Products
United States	$4.4	$2.9	193.3%
Mexico	0.3	(1.6)	(84.2)%
	$4.7	$1.3	38.2%
Operating Income (Loss)	$(37.9)	$(126.8)	(142.6)%

		Change from		Percentage	Percentage
	Quarter Ended	Quarter Ended		of Net Sales	of Net Sales
	April 1,	April 2,	Percentage	Second Quarter	Second Quarter
Components	2006	2005	Change	Fiscal 2006	Fiscal 2005

Gross profit	$37.2	$(126.8)	(77.3)%	2.9%	11.9%
Selling, general and administrative expense	75.1	--	0.0%	5.9%	5.5%	(a	)

Operating income (loss)	$(37.9)	$(126.8)	(142.6)%	(3.0)%	6.4%	(b	)

(a)	Selling, general and administrative expense increased as a percentage of net sales due to decreased sales.

(b)	Decreased operating income is primarily due to the items discussed above under gross profit.

Interest Expense. Interest expense increased 9.9% to $13.3 million in the second quarter of fiscal 2006, when compared to $12.1 million for the second quarter of fiscal 2005, due primarily to short-term borrowings during the current quarter and increased short-term rates which impact certain of our debt. As a percentage of sales, interest expense in the second quarter of fiscal 2006 increased to 1.0% from 0.9% in the second quarter of fiscal 2005.

Interest Income. Interest income increased from $2.7 million in the second quarter of fiscal 2005 to $3.2 million in the second quarter of fiscal 2006 due to investments purchased with excess cash flow from fiscal 2005 operations. As a percentage of sales, interest income in the second quarter of fiscal 2006 increased to 0.3% from 0.2% in the second quarter of fiscal 2005.

INDEX

Miscellaneous, Net. Consolidated miscellaneous, net expense (income), which decreased $10.0 million to $(0.7) million, for the first quarter of fiscal 2006 consisted mainly of non-recurring recoveries. Miscellaneous, net of $(10.7) for the second quarter of fiscal 2005 consisted primarily of a non-recurring gain of $11.7 million associated with a litigation settlement.

Income Tax (Benefit) Expense. Consolidated income tax benefit in the second quarter of fiscal 2006 was $(15.1) million, compared to an income tax expense of $34.2 million in the second quarter of fiscal 2005. This income tax benefit was primarily due to the loss before income taxes in the U.S.

First Six Months of Fiscal 2006 Compared to First Six Months of Fiscal 2005

Net Sales. Net Sales for the first six months of fiscal 2006 decreased $134.1 million, or 4.9%, versus the first six months of fiscal 2005. The following table provides additional information regarding net sales (in millions):
	First Six Months Ended	Change from First Six Months Ended
	April 1,	April 2,	Percentage
Source	2006	2005	Change

Chicken-
United States	$2,019.4	$(106.2)	(5.0)%	(a	)
Mexico	196.4	8.6	4.6%	(b	)
	$2,215.8	$(97.6)	(4.2)%

Turkey	$79.0	$(38.1)	(32.5)%	(c	)

Other Products-
United States	$307.6	$4.3	1.4%
Mexico	7.1	(2.7)	(27.6)%	(d	)
	$314.7	$1.6	0.5%
	$2,609.5	$(134.1)	(4.9)%

(a)
U.S. chicken sales for the first six months of fiscal 2006 were 5.0% less than the first six months of fiscal 2005 because of a 3.1% decline in pounds sold and a 1.9% decline in net revenue per pound sold.

(b)
Mexico chicken sales increased due to a 10.0% increase in pounds sold during the first six months of fiscal 2006 versus the first six months of fiscal 2005 offset somewhat by a 5.0% decline in net revenue per pound sold.

(c)	Turkey sales declined because of the 2004 restructuring and the March 2006 discontinuation of certain products discussed above.

(d)	Mexico other product sales decreased due to a decline in sales of chicks to other growers and lower feed sales.

INDEX

Gross Profit. Gross profit decreased $169.6 million, or 52.2%, in the first six months of fiscal 2006 compared to the first six months of fiscal 2005.

The following table provides gross profit information (in millions):

		Change From		Percentage of	Percentage of
	First Six	First Six		Net Sales	Net Sales
	Months Ended	Months Ended		First Six	First Six
	April 1,	April 2,	Percentage	Months	Months
Components	2006	2005	Change	Fiscal 2006	Fiscal 2005

Net sales	$2,609.5	$(134.1)	(4.9)%	100.0%	100.0%
Cost of sales	2,453.9	35.5	1.4%	94.0%	88.1%	(a	)

Gross profit	$155.6	$(169.6)	(52.2)%	6.0%	11.9%	(b	)

(a)
Cost of sales increased $71.0 million due primarily to increased energy costs and transportation costs created by fuel cost increases along with an increase in the cost of soybean meal. Supplement fuel payments to growers in the first six months of fiscal 2006 were $9.0 million higher than in the first six months of fiscal 2005.These increases were offset by a $35.5 million decrease in the cost of sales in the turkey division due to reduced sales created by the 2004 turkey restructuring and the decision to cease production on March 3, 2006, of certain products at our Franconia, Pennsylvania turkey cooking facility. Included in cost of sales for the first six months of fiscal 2006 was a charge of $3.8 million to impair the carrying value of certain equipment currently held for sale and formerly used in our turkey division, a charge of $2.5 million to reduce the value of certain packaging and supplies associated with those products and $0.2 million for severance costs. Included in the cost of sales for the first six months of fiscal 2005 were proceeds of $4.4 million from the final resolution of the 2004 turkey restructuring activities.

(b)
Gross profit decreased $169.6 million due to the combination of depressed selling prices, due primarily to a decrease in export demand for U.S. chicken products caused by changes in buying patterns in foreign markets as a result of avian influenza outbreaks in those countries, increased freight and fuel costs, and the increased cost of soybean meal.

INDEX

Operating Income. Operating income for the first six months of fiscal 2006 decreased $171.7 million, or 95.4%, when compared to the first six months of fiscal 2005.

The following tables provide operating income information (millions):

		Change from
	First Six	First Six
	Months Ended	Months Ended
	April 1,	April 2,	Percentage
Source	2006	2005	Change

Chicken
United States	$16.1	$(159.0)	(90.8)%
Mexico	(5.2)	(19.3)	(136.9)%
	$10.9	$(178.3)	(94.2)%
Turkey	$(12.4)	$2.3	15.6%

Other Products
United States	$9.0	$5.9	190.3%
Mexico	0.8	(1.6)	(66.7)%
	$9.8	$4.3	78.2%
Operating Income	$8.3	$(171.7)	(95.4)%

		Change from		Percentage	Percentage
	First Six	First Six		of Net Sales	of Net Sales
	Months Ended	Months Ended		First Six	First Six
	April 1,	April 2,	Percentage	Months	Months
Components	2006	2005	Change	Fiscal 2006	Fiscal 2005

Gross profit	$155.6	$(169.6)	(52.2)%	6.0%	11.9%
Selling, general and administrative expense	147.3	2.1	1.4%	5.6%	5.3%	(a	)

Operating income	$8.3	$(171.7)	(95.4)%	0.3%	6.6%	(b	)

(a)
Selling, general and administrative expense increased as a percentage of net sales due primarily to reduced revenue. However, overall selling, general and administrative expense remained relatively flat with the fiscal 2005 period.

(b)	Decreased operating income is primarily due to the items discussed above under gross profit and the slight increase in selling, general and administrative expense.

Interest Expense. Interest expense increased 2.0% to $25.7 million in the first six months of fiscal 2006, when compared to $25.2 million for the first six months of fiscal 2005, due primarily to short-term borrowings. As a percentage of sales, interest expense in the first six months of fiscal 2006 increased to 1.0% from 0.9% in the first six months of fiscal 2005.

INDEX

Interest Income. Interest income increased from $3.7 million in the first six months of fiscal 2005 to $7.2 million in the first six months of fiscal 2006 due to investments purchased with excess cash flow from fiscal 2005 operations. As a percentage of sales, interest income in the first six months of fiscal 2006 increased to 0.3% from 0.1% in the first six months of fiscal 2005.

Miscellaneous, Net. Consolidated miscellaneous, net expense (income) for the first six months of fiscal 2006 was negligible. Miscellaneous, net of $(11.7) for the first six months of fiscal 2005 consisted primarily of a non-recurring gain of $11.7 million associated with a litigation settlement.

Income Tax (Benefit) Expense. Consolidated income tax benefit in the first six months of fiscal 2006 was $(4.2) million, compared to an income tax expense of $65.6 million in the first six months of fiscal 2005. This decrease in consolidated income tax expense was primarily due to a loss before income taxes in the U.S.

Liquidity and Capital Resources

The following table presents our available sources of liquidity as of April 1, 2006. See our Annual Report on Form 10-K for the fiscal year ended October 1, 2005 for a detailed description of each facility discussed below.

	Facility	Available	Amount
Source of Liquidity	Amount	Borrowing	Outstanding	Available
(in millions)

Cash and cash equivalents	$--	$--	$--	$67,680
Investments in available for sale securities - long-term	--	--	--	170,428
Debt Facilities:
Revolving credit facilities	168,000	135,975	--	135,975
Revolving/term facility	500,000	500,000	--	500,000

Receivables purchase
agreement	125,000	125,000	--	125,000

Total available	793,000	760,975		$999,083

At April 1, 2006, our working capital decreased $2.4 million to $402.2 million and our current ratio increased to 1.69 to 1, compared with working capital of $404.6 million and a current ratio of 1.68 to 1 at October 1, 2005, primarily due to the working capital changes discussed below.

Trade accounts and other receivables were $232.4 million at April 1, 2006, compared to $288.5 million at October 1, 2005, a decrease of $56.1 million or 19.5%. This decrease is due to decreased revenue in fiscal 2006 versus prior year.

Income taxes receivable of $14.8 million relates to the year to date loss before income taxes. This compares to an income tax payable of $16.2 million at October 1, 2005.

INDEX

Inventories were $608.7 million at April 1, 2006, compared to $527.3 million at October 1, 2005. The $81.4 million, or 15.4%, increase in inventories was primarily due to export disruptions relating to concern over avian influenza outside of North America causing export inventories to build and also causing an increase in white meat due to pressures on that market created by liquidation of dark meat on domestic markets at unusually low prices.

Accounts payable and accrued expenses increased $5.5 million, or 0.9%, to $575.5 million at April 1, 2006, compared to $570.0 million at October 1, 2005 due primarily to normal fluctuations with respect to the timing of payments.

Capital expenditures of $74.5 million and $52.2 million for the six months ended April 1, 2006 and April 2, 2005, respectively, were primarily incurred to improve efficiencies, expand capacity, reduce costs and for the routine replacement of equipment. We have reduced our expectation of capital spending by $25-$40 million and now anticipate spending of approximately $140.0 million to $175.0 million in fiscal 2006, down from our first quarter fiscal 2006 estimate of $180.0 million to $200.0 million, to improve efficiencies, expand capacities and for the routine replacement of equipment. We expect to finance such expenditures with current cash, available operating cash flows and existing revolving/term and revolving credit facilities.

Cash flows provided by operating activities were $2.0 million and $172.8 million for the six months ended April 1, 2006 and April 2, 2005, respectively. The decrease in cash flows provided by operating activities for the first six months of fiscal 2006, when compared to the first six months of fiscal 2005, was due primarily to decreased profitability.

Cash flows used for financing activities were $101.9 million and $14.4 million for the six months ended April 1, 2006 and April 2, 2005, respectively. This increased use of cash was due to the special dividend of $1.00 per share, or $66.6 million, paid in January 2006 and the purchase and early retirement of certain of the Company’s long term debt as described in Note C to the Consolidated Financial Statements.

We are a party to many routine contracts in which we provide general indemnities in the normal course of business to third parties for various risks. We have not recorded a liability for any of these indemnities, as the likelihood of payment in each case is considered remote.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Feed Ingredients

We purchase certain commodities, primarily corn and soybean meal. As a result, our earnings are affected by changes in the price and availability of such feed ingredients. We periodically elect, in some instances, to lock-in future feed ingredient prices using various hedging techniques, including forward purchase agreements with suppliers and futures contracts. We do not use such financial instruments for trading purposes and are not a party to any leveraged derivatives. Market risk is estimated as a hypothetical 10.0% increase in the weighted-average cost of our primary feed ingredients as of April 1, 2006. Based on our feed consumption during the six months ended April 1, 2006, such an increase would have resulted in an increase to cost of sales of approximately $65.7 million, excluding the impact of any hedging in that period.

INDEX

Foreign Currency

Our earnings are affected by foreign exchange rate fluctuations related to the Mexico peso net monetary position of our Mexico subsidiaries. We manage this exposure primarily by attempting to minimize our Mexico peso net monetary position, but from time to time, we have considered executing hedges to help minimize this exposure. Such instruments, however, have historically not been economically feasible. We are also exposed to the effect of potential exchange rate fluctuations to the extent that amounts are repatriated from Mexico to the United States. However, we currently anticipate that the cash flows of our Mexico subsidiaries will continue to be reinvested in our Mexico operations. In addition, the Mexico peso exchange rate can directly and indirectly impact our results of operations and financial position in several ways, including potential economic recession in Mexico resulting from a devalued peso. The impact on our financial position and results of operations resulting from a hypothetical change in the exchange rate between the U.S. dollar and the Mexico peso cannot be reasonably estimated. Foreign currency exchange gains and losses, representing the change in the U.S. dollar value of the net monetary assets of our Mexico subsidiaries denominated in Mexico pesos, was a gain of $0.8 million in the first six months of fiscal 2006 compared to a gain of $0.3 million for the first six months of fiscal 2005. On April 1, 2006, the Mexico peso closed at 10.92 to 1 U.S. dollar, compared to 10.77 at October 1, 2005. No assurance can be given as to how future movements in the peso could affect our future earnings.

There have been no material changes from the information provided in Item 7A of our Annual Report on Form 10-K for the fiscal year ended October 1, 2005, other than as described above.

Forward Looking Statements

Statements of our intentions, plans, beliefs, expectations or predictions for the future, denoted by the words "anticipate," "believe," "estimate," "expect," "project," "imply," "intend," "foresee" and similar expressions, are forward-looking statements that reflect our current views about future events and are subject to risks, uncertainties and assumptions. Such risks, uncertainties and assumptions include the following:

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

In making these statements, we are not undertaking, and specifically decline to undertake, any obligation to address or update any forward-looking statement or any such factor in future filings or communications regarding our business or results, and we are not undertaking to address how any of these factors may have caused changes to information contained in previous filings or communications. Although we have attempted to list comprehensively these important cautionary risk factors, we must caution investors and others that other factors may in the future prove to be important and affecting our business or results of operations.

INDEX

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

In connection with the evaluation described above, the Company’s management, including the Chairman, Chief Executive Officer and Chief Financial Officer, identified no change in the Company's internal control over financial reporting that occurred during the Company’s fiscal quarter ended April 1, 2006, and that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

INDEX

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On July 1, 2002, three individuals, on behalf of themselves and a putative class of chicken growers, filed their original class action complaint against us in the United States District Court for the Eastern District of Texas, Texarkana Division, styled “Cody Wheeler, et al. vs. Pilgrim’s Pride Corporation.” The complaint alleges that we violated the Packers and Stockyards Act (7 U.S.C. Section 192) and breached fiduciary duties allegedly owed to the plaintiff growers. The plaintiffs also brought individual actions under the Packers and Stockyards Act alleging common law fraud, negligence, breach of fiduciary duties and breach of contract. On September 30, 2005, plaintiffs amended their lawsuit to join Tyson Foods, Inc. as a co-defendant. Two additional former chicken growers were also added as plaintiffs to the lawsuit. This amendment, which occurred 38 months after the lawsuit’s initial filing, contends that the Company and Tyson are involved in a conspiracy to violate federal antitrust laws. Plaintiffs’ initial allegations, although still contained in the amended lawsuit, are no longer the sole focus of the case. On January 3, 2006, the Court entered an Order severing Plaintiffs’ Packers and Stockyards Act and antitrust claims. The Court ordered that Plaintiffs Wheeler, Davis and Williams may proceed with their Packers and Stockyards Act claims as set forth in Plaintiffs’ Third Amended Complaint. The Court also ordered that Plaintiffs Wheeler, Davis, Williams, Grounds and Ward may proceed with their respective antitrust claims asserted against Pilgrim’s Pride and Tyson in a separate cause of action. The Company intends to defend vigorously both certification of each case as a class action and plaintiffs’ individual claims, if any, in each case. We do not expect this matter to have a material impact on our financial position, operations or liquidity.

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

INDEX

Roselle, deceased, and individually v. Pilgrim’s Pride Corporation, Wampler Foods, Inc., Jack Lambersky Poultry Company, Inc., d.b.a. J.L. Foods Co. Inc.” which was filed in the Superior Court of New Jersey, Law Division, Union County, on June 14, 2004; “Jody Levonchuk, administratrix of the Estate of Joseph Cusato v. Pilgrim’s Pride Corporation and Jack Lambersky Poultry Company” which was filed in the U.S. District Court for the Eastern District of Pennsylvania, on July 28, 2004; Nancy Cirigliano and Scott Fischer v. Pilgrim’s Pride Corporation and Jack Lambersky Poultry Company, et al,” which was filed in the Superior Court of New Jersey, Union County, on August 10, 2004; “Dennis Wysocki, as the Administrator of the Estate of Matthew Tyler Wysocki, deceased, and Dennis Wysocki and Karen Wysocki, individually v. Pilgrim’s Pride Corporation and Jack Lambersky Poultry Company, et al,” which was filed in the Supreme Court of the State of New York, County of New York, on July 30, 2004; “Randi Carden v. Pilgrim’s Pride Corporation and Jack Lambersky Poultry Company, et al,” which was filed in the Superior Court of New Jersey, Camden County, on August 10, 2004; and “Roberta Napolitano, as Trustee of the Bankruptcy Estate of Burke Caren Kantrow v. Pilgrim’s Pride Corporation, Wampler Foods, Inc. and Jack Lambersky Poultry Company, d/b/a J. L. Foods, Inc.” which was filed in the Superior Court of Connecticut, New Haven, on June 16, 2005. On August 20, 2004, the Estate of Frank Niemtzow refiled his individual action from the previously filed and voluntarily dismissed class action suit. We have recently resolved the litigation with the plaintiffs in the Harvey, Patterson, Clarke, Levonchuk and Niemtzow cases and we expect dismissal orders with respect to all of these cases to be entered in the near future. Neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to any of the remaining cases can be determined at this time. The remaining cases are in various stages of litigation, and we believe we have meritorious defenses to each of the claims, which we intend to vigorously defend to the extent they are not resolved prior to trial. After considering our available insurance coverage, we do not expect any of these matters to have a material impact on our financial position, operations or liquidity.

On December 31, 2003, we were served with a purported class action complaint styled “Angela Goodwin, Gloria Willis, Johnny Gill, Greg Hamilton, Nathan Robinson, Eddie Gusby, Pat Curry, Persons Similarly Situated v. ConAgra Poultry Company and Pilgrim’s Pride, Incorporated” in the United States District Court, Western District of Arkansas, El Dorado Division, alleging racial and age discrimination at one of the facilities we acquired from ConAgra. Two of the named plaintiffs, Greg Hamilton and Gloria Willis, were voluntarily dismissed from this action. We believe we have meritorious defenses to the class certification as well as the individual claims and intend to vigorously oppose class certification and defend these claims. The ultimate liability with respect to these claims cannot be determined at this time; however, we do not expect this matter to have a material impact on our financial position, operations or liquidity.

We are subject to various other legal proceedings and claims, which arise in the ordinary course of our business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect our financial position or results of operations.

INDEX

Item 1A. Risk Factors.

There are many factors that affect our business and the results of our operations, many of which are beyond our control. In this regard, "Item 1A. Risk Factors" to Part I of our Annual Report on Form 10-K for the year ended October 1, 2005 contained a description of significant factors that might cause the actual results of operations in future periods to differ materially from those currently expected or desired. We urge you to read the risk factors contained in our Form 10-K as well as the risk factor set forth below which supplements the risk factors contained in our Form 10-K:

Avian Influenza Outbreaks Have Had A Material Adverse Effect On The Poultry Industry In General And Us In Particular.

In recent months there has been substantial publicity regarding a highly pathogenic strain of avian influenza, known as H5N1, which has been affecting Asia since 2002 and Europe and the Middle East since 2005. It is widely believed that H5N1 is being spread by migratory birds, such as ducks and geese. There have also been some cases where H5N1 is believed to have passed from birds to humans as humans came into contact with live and dead birds that were infected with the disease.

Although H5N1 has not been identified in North America, the focus and concern over avian influenza abroad has significantly reduced international demand for chicken products and the resulting oversupply has had a significant adverse effect on both U.S. and international chicken prices. In the second quarter of fiscal 2006, the market pricing we received for both chicken leg quarters and breast meat declined approximately 30% and U.S. chicken sales volumes declined approximately 4%, in each case when compared to the prior year period. This change in pricing and demand materially adversely affected our results for the second quarter of fiscal 2006. We can give no assurances as to when international demand or pricing for chicken products will improve. Additionally, although H5N1 has not been identified in North America, because of the flight patterns of migratory birds, it is widely speculated that this strain of avian influenza may reach North America as early as calendar year 2006. Any outbreak of H5N1 in North America could result in governmental restrictions on the import and export of our fresh chicken, turkey or other products to or from our suppliers, facilities or customers or require us to destroy one or more of our flocks. This could also result in the cancellation of orders by some of our customers and create adverse publicity that may have a material adverse effect on our ability to market our products successfully and on our business, reputation and prospects. Accordingly, no assurances can be given that demand and pricing of U.S. produced poultry products will not continue to deteriorate or that H5N1 will not otherwise have a material adverse effect on our business or prospects.

INDEX

Item 4. Submission of Matters to a Vote of Security Holders

Pilgrim’s Pride Corporation held its Annual Meeting of Shareholders on January 25, 2006. The meeting was held to elect thirteen Directors for the ensuing year; to act on a shareholder proposal if properly presented at the meeting; to ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending September 30, 2006; and to transact such other business as was properly brought before the meeting. There were 579,166,511 votes received, constituting 98.90% of the 585,597,872 votes outstanding on the record date and entitled to vote. With regard to the election of Directors for the ensuing year, the following votes were cast:

NOMINEE	FOR	WITHHELD
Lonnie “Bo” Pilgrim	554,242,782	24,923,729
Clifford E. Butler	560,361,712	18,804,799
O.B. Goolsby	560,377,126	18,789,385
Richard A. Cogdill	560,052,308	19,114,203
Lonnie Ken Pilgrim	554,230,484	24,936,027
Charles L. Black	577,664,945	1,501,566
Linda Chavez	578,504,511	662,000
S. Key Coker	578,564,483	602,028
Keith W. Hughes	578,580,938	585,573
Blake D. Lovette	578,404,828	761,683
Vance C. Miller, Sr.	577,665,538	1,500,973
James G. Vetter, Jr.	555,425,322	23,741,189
Donald L. Wass, Ph.D.	577,664,838	1,501,673

All Directors were elected by the above results.

With regard to the shareholder proposal requesting that the Board of Directors issue a report with respect to the controlled-atmosphere killing of chickens the following votes were cast:

FOR	AGAINST	ABSTAIN	BROKER NON VOTES
2,323,376	567,442,960	4,574,215	4,825,960

With regard to ratifying the appointment of Ernst & Young LLP as the Company’s independent auditors for fiscal 2006, the following votes were cast:

FOR	AGAINST	ABSTAIN	BROKER NON VOTES
578,140,356	1,024,726	1,429	0

INDEX

Item 6. Exhibits

3.1
Certificate of Incorporation of the Company, as amended (incorporated by reference from Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 2, 2004 filed on November 24, 2004).

3.2	Amended and Restated Corporate Bylaws of the Company (incorporated by reference from Exhibit 4.4 of the Company’s Registration Statement on Form S-8 (No. 333-111929) filed on January 15, 2004).

10.1	Amended and Restated Pilgrim's Pride Corporation 2005 Deferred Compensation Plan (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K dated January 6, 2006).

10.2
Vendor Service Agreement dated effective December 28, 2005 between Pilgrim's Pride Corporation and Pat Pilgrim (incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K dated January 6, 2006).

10.3
Transportation Agreement dated effective December 28, 2005 between Pilgrim's Pride Corporation and Pat Pilgrim (incorporated by reference from Exhibit 10.3 of the Company’s Current Report on Form 8-K dated January 6, 2006).

10.4
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

PILGRIM’S PRIDE CORPORATION

/s/ Richard A. Cogdill
Date:	May 2, 2006	Richard A. Cogdill
Chief Financial Officer,
Secretary and Treasurer
(Principal Financial Officer,
Chief Accounting Officer and
Authorized Signatory)

INDEX

EXHIBIT INDEX

3.1
Certificate of Incorporation of the Company, as amended (incorporated by reference from Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 2, 2004 filed on November 24, 2004).

3.2	Amended and Restated Corporate Bylaws of the Company (incorporated by reference from Exhibit 4.4 of the Company’s Registration Statement on Form S-8 (No. 333-111929) filed on January 15, 2004).

10.1	Amended and Restated Pilgrim's Pride Corporation 2005 Deferred Compensation Plan (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K dated January 6, 2006).

10.2
Vendor Service Agreement dated effective December 28, 2005 between Pilgrim's Pride Corporation and Pat Pilgrim (incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K dated January 6, 2006).

10.3
Transportation Agreement dated effective December 28, 2005 between Pilgrim's Pride Corporation and Pat Pilgrim (incorporated by reference from Exhibit 10.3 of the Company’s Current Report on Form 8-K dated January 6, 2006).

10.4
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