Form 10-Q
period 2006-07-01
PILGRIMS PRIDE CORP
filed 2006-08-01
CIK 802481

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2006

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

Number of shares outstanding of the issuer’s common stock, as of July 31, 2006, was 66,555,733.

INDEX PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
Consolidated Balance Sheets July 1, 2006 and October 1, 2005
Consolidated Statements of Income (Loss) Three months and nine months ended July 1, 2006 and July 2, 2005
Consolidated Statements of Cash Flows Nine months ended July 1, 2006 and July 2, 2005
Notes to Consolidated Financial Statements as of July 1, 2006
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Item 4.	Controls and Procedures

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 6.	Exhibits

SIGNATURES
EXHIBIT INDEX

Index

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Pilgrim’s Pride Corporation
Consolidated Balance Sheets
(Unaudited)
	July 1, 2006	October 1, 2005
	(In thousands, except share and per share data)
Assets
Current Assets:
Cash and cash equivalents	$44,069	$132,567
Investments in available for sale securities	54,322	--
Trade accounts and other receivables, less allowance for doubtful accounts	197,028	288,528
Income taxes receivable	42,764	--
Inventories	602,120	527,329
Current deferred income taxes	17,153	25,107
Other current assets	35,166	25,884
Total Current Assets	992,622	999,415

Investment in Available for Sale Securities	148,123	304,593
Other Assets	47,139	53,798
Property, Plant and Equipment:
Land	52,750	51,887
Buildings, machinery and equipment	1,655,935	1,612,739
Autos and trucks	56,694	55,202
Construction-in-progress	77,157	58,942
	1,842,536	1,778,770
Less accumulated depreciation	(694,849)	(624,673)
	1,147,687	1,154,097
	$2,335,571	$2,511,903
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$275,892	$281,909
Accrued expenses	270,106	288,106
Income taxes payable	--	16,196
Current maturities of long-term debt	7,768	8,603
Total Current Liabilities	553,766	594,814

Long-Term Debt, Less Current Maturities	484,970	518,863
Deferred Income Taxes	169,970	173,232
Minority Interest in Subsidiary	2,004	1,396
Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, $.01 par value, 5,000,000 authorized shares; none issued	--	--
Common stock, $.01 par value, 160,000,000 authorized shares; 66,826,833 issued	668	668
Additional paid-in capital	471,344	471,344
Retained earnings	655,729	753,527
Accumulated other comprehensive loss	(1,312)	(373)
Less treasury stock, 271,100 shares	(1,568)	(1,568)
Total Stockholders’ Equity	1,124,861	1,223,598
	$2,335,571	$2,511,903

See notes to consolidated financial statements.

Index

Pilgrim’s Pride Corporation and Subsidiaries Consolidated Statements of Income (Loss) (Unaudited)

	Three Months Ended		Nine Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
	(in thousands, except share and per share data)
Net Sales	$1,287,646	$1,440,039	$3,897,167	$4,183,607
Cost of sales	1,244,950	1,220,818	3,698,870	3,639,213
Gross profit	42,696	219,221	198,297	544,394
Selling, general and administrative	69,433	83,228	216,772	228,431

Operating income (loss)	(26,737)	135,993	(18,475)	315,963

Other Expense (Income):
Interest expense	12,736	13,602	38,402	37,436
Interest income	(1,268)	(1,280)	(8,429)	(3,572)
Foreign exchange loss (gain)	1,822	(94)	1,012	(420)
Miscellaneous, net	(2,053)	88	(1,025)	(11,659)
Total other expenses, net	11,237	12,316	29,960	21,785

Income (loss) before income taxes	(37,974)	123,677	(48,435)	294,178
Income tax (benefit) expense	(17,501)	38,324	(21,686)	103,928
Net income (loss)	$(20,473)	$85,353	$(26,749)	$190,250

Net income (loss) per common share - basic and diluted	$(0.31)	$1.28	$(0.40)	$2.86
Dividends declared per common share	$0.0225	$0.0150	$1.0675	$0.0450

Weighted average shares outstanding	66,555,733	66,555,733	66,555,733	66,555,733

See notes to consolidated financial statements.

Index

Pilgrim’s Pride Corporation and Subsidiaries Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	July 1, 2006	July 2, 2005
	(in thousands)
Cash Flows From Operating Activities:
Net income (loss)	$(26,749)	$190,250
Adjustments to reconcile net income (loss) to cash provided by operating activities
Depreciation and amortization	100,052	94,263
Impairment of assets	3,767	--
Loss on property disposals	988	2,952
Deferred income taxes	(8,065)	830
Changes in operating assets and liabilities
Accounts and other receivables	97,242	57,909
Income taxes receivable	(30,007)	--
Inventories	(74,792)	36,737
Other current assets	(9,280)	(3,220)
Accounts payable and accrued expenses	(40,214)	(17,115)
Other	(2,421)	299
Cash provided by operating activities	10,521	362,905

Investing Activities:
Acquisitions of property, plant and equipment	(101,314)	(90,148)
Purchases of investment securities	(238,763)	--
Proceeds from sale/maturity of investment securities	343,120	--
Proceeds from property disposals	3,709	4,278
Other, net	295	196
Cash provided by (used for) investing activities	7,047	(85,674)

Financing Activities:
Proceeds from notes payable to banks	226,000	--
Repayments on notes payable to banks	(226,000)	--
Payments on long-term debt	(34,728)	(14,655)
Cash dividends paid	(71,048)	(2,995)
Cash used for financing activities	(105,776)	(17,650)

Effect of exchange rate changes on cash and cash equivalents	(290)	75
Increase (decrease) in cash and cash equivalents	(88,498)	259,656
Cash and cash equivalents at beginning of year	132,567	38,165
Cash and Cash Equivalents at End of Period	$44,069	$297,821

See notes to consolidated financial statements.

Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE A—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Pilgrim’s Pride Corporation (referred to herein as “Pilgrim’s,” “the Company,” “we,” “us,” “our” or similar terms) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S.”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments unless otherwise disclosed) considered necessary for a fair presentation have been included. Operating results for the period ended July 1, 2006 are not necessarily indicative of the results that may be expected for the year ending September 30, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in Pilgrim’s Annual Report on Form 10-K for the fiscal year ended October 1, 2005.

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

Total comprehensive income (loss) was $(21.0) million and $85.5 million for the three months and $(27.7) million and $190.7 million for the nine months ended July 1, 2006 and July 2, 2005, respectively.

On November 30, 2005, the Company declared a special dividend of $1.00 per share totaling $66.6 million with a record date of December 30, 2005, which was paid on January 13, 2006.

NOTE B - ACCOUNTS RECEIVABLE

In connection with the Asset Sale Agreement dated July 18, 2003, the Company sells, on a revolving basis, certain of its trade receivables (the “Pooled Receivables”) to a special purpose corporation wholly owned by the Company, which in turn sells a percentage ownership interest to third parties. At July 1, 2006, an interest in these Pooled Receivables of $50.0 million had been sold to third parties and is reflected as a reduction to accounts receivable. These transactions have been recorded as sales in accordance with Financial Accounting Standards Board Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The gross proceeds resulting from the sale are included in cash flows from operating activities in the Consolidated Statements of Cash Flows. Losses on these sales were immaterial. As of July 1, 2006, $75.0 million of additional Pooled Receivables could have been sold pursuant to the Asset Sale Agreement.

Index

Also included in accounts receivable at July 1, 2006, is $3.5 million in preliminary net insurance claims for losses of inventory and fixed assets destroyed in, and costs incurred by the Company directly associated with, a fire on June 23, 2006 at its Farmerville, Louisiana prepared foods facility. This amount was collected subsequent to the end of the quarter.

The Company will be filing additional claims in the future for further costs incurred in clean-up along with the actual cost of rebuilding and re-equipping the facility. The Company will likely record an immaterial gain on the involuntary conversion of non-monetary assets to monetary assets once all contingencies are resolved and the final claim realized.

NOTE C—INVENTORIES

	July 1,	October 1,
(In thousands)	2006	2005
Chicken:
Live chicken and hens	$198,286	$196,406
Feed and eggs	134,796	114,091
Finished chicken products	208,531	164,412
	541,613	474,909
Turkey:
Live turkey and hens	$6,645	$7,209
Feed and eggs	3,664	4,924
Finished turkey products	32,737	23,072
	43,046	35,205
Other Products:
Commercial feed, table eggs, and retail farm store	$7,515	$4,866
Distribution inventories (other than chicken & turkey products)	9,946	12,349
	17,461	17,215

Total Inventories	$602,120	$527,329

NOTE D—NOTES PAYABLE AND LONG-TERM DEBT

In the first nine months of fiscal 2006, the Company retired $34.7 million of debt ($6.8 million representing scheduled payments) including the purchase of $17.4 million of its 9 1/4% senior subordinated unsecured notes and $2.5 million of its 9 5/8% senior unsecured notes, which were recorded as treasury bonds, resulting in an immaterial loss on the retirement.

NOTE E—INCOME TAXES

As of December 31, 2005, certain Mexican subsidiaries of the Company did not meet the Simplified Regime requirements of Mexico tax law. The Company’s Mexico subsidiaries file and pay income taxes based on the calendar year. These companies which paid tax at a reduced rate in previous years under the Simplified Regime filed and paid income taxes for the calendar year ending December 31, 2005, under the General Regime of the Mexico tax law at the full statutory rate. The Company has evaluated the effect of certain Mexico subsidiaries no longer qualifying for the Simplified Regime on its effective tax rate being applied to current operations and deferred taxes and recorded the impact of this change during the first quarter ended December 31, 2005. This amount was not material.

Index

NOTE F—RELATED PARTY TRANSACTIONS

Lonnie “Bo” Pilgrim, the Chairman and, through certain related entities, the major stockholder of the Company (collectively, the “major stockholder”), owns an egg laying and a chicken growing operation. In addition, at certain times during the year, the major stockholder has purchased from the Company live chickens and hens and certain feed inventories during the grow-out process and then contracted with the Company to resell the birds at maturity using a market-based formula, with price subject to a ceiling price calculated at his cost plus two percent. Purchases made by the Company under this agreement resulted in an operating margin to the major stockholder of $0 and $8,454 during the quarters, and $4,539 and $1,011,791 during the nine months ended July 1, 2006 and July 2, 2005, respectively, on gross amounts paid by the Company to the major stockholder as described below in “Live chicken purchases and other payments to major stockholder.”

Transactions with related parties are summarized as follows:

	Three Months Ended		Nine Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
	(in thousands)
Lease payments on commercial egg property	$188	$188	$563	$563
Chick, feed and other sales to major stockholder, including advances	$223	$368	$596	$50,854
Live chicken purchases and other payments to major stockholder	$276	$602	$979	$53,664
Loan guaranty fees	$468	$452	$1,245	$1,350
Lease payments and operating expenses on airplane	$129	$133	$380	$409

NOTE G—COMMITMENTS and CONTINGENCIES

At July 1, 2006, the Company had $28.7 million in letters of credit outstanding relating to normal business transactions.

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

NOTE H—BUSINESS SEGMENTS

We operate in three reportable business segments as (1) a producer and seller of chicken products, (2) a producer and seller of turkey products and (3) other products. In previous years, our presented segments included chicken and other and turkey. After fully integrating a major business acquisition into our operations during fiscal 2004 and early fiscal 2005, we changed our segment presentation to separate our non-chicken and non-turkey operations into a separate category consistent with management’s evaluation of operating results and decisions with respect to the allocation of resources. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended October 1, 2005.

Index

The following table presents certain information regarding our segments:

	Three Months Ended		Nine Months Ended
	July 1, 2006	July 2, 2005(a)	July 1, 2006	July 2, 2005(a)
	(In thousands)
Net Sales to Customers:
Chicken:
United States	$1,019,918	$1,123,096	$3,039,292	$3,248,716
Mexico	106,996	114,377	303,430	302,202
Sub-total	1,126,914	1,237,473	3,342,722	3,550,918
Turkey	15,753	37,538	94,772	154,640
Other Products:
United States	137,997	159,285	445,610	462,471
Mexico	6,982	5,743	14,063	15,578
Sub-total	144,979	165,028	459,673	478,049
Total	$1,287,646	$1,440,039	$3,897,167	$4,183,607
Operating Income (Loss):
Chicken:
United States	$(20,158)	$121,214	$(4,012)	$291,897
Mexico	(4,951)	17,823	(10,177)	31,897
Sub-total	(25,109)	139,037	(14,189)	323,794
Turkey(b)	(3,598)	(6,354)	(15,956)	(16,603)
Other Products:
United States	1,597	2,215	10,501	5,284
Mexico	373	1,095	1,169	3,488
Sub-total	1,970	3,310	11,670	8,772
Total	$(26,737)	$135,993	$(18,475)	$315,963
Depreciation and Amortization(c)
Chicken:
United States	$29,400	$25,174	$79,911	$78,607
Mexico	2,752	2,996	8,470	9,100
Sub-total	32,152	28,170	88,381	87,707
Turkey	705	846	6,025	2,389
Other Products:
United States	2,060	1,352	5,527	4,023
Mexico	43	53	119	144
Sub-total	2,103	1,405	5,646	4,167
Total	$34,960	$30,421	$100,052	$94,263

(a)	Certain historical amounts have been reclassified to conform to current year presentation.

(b)
Included in the operating losses for the turkey segment for the nine months ended July 1, 2006 are charges of $3.8 million to write certain assets down to estimated realizable value. These assets are held for sale and are related to the Franconia, Pennsylvania turkey cooking facility at which the Company ceased production of certain products in March 2006. Also included in the operating losses for the turkey segment for the same nine month period are accrued severance expenses totaling $0.2 million and charges of $2.5 million to reduce certain packaging and supplies, bringing the total charges for the nine months ended July 1, 2006 to $6.5 million. Included in the three months ended July 2, 2005 is $0.8 million and in the nine months ended July 2, 2005 is $5.2 million in proceeds from the final resolution of our 2004 turkey restructuring activities.

(c)
Includes amortization of capitalized financing costs of approximately $0.5 million and $0.6 million for the three month periods and $2.0 million and $1.7 million for the nine month periods ending July 1, 2006 and July 2, 2005, respectively.

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

Executive Summary

Overview. Focus and concern abroad over avian influenza significantly reduced international demand for chicken products during the first nine months of fiscal 2006 when compared to the same period in the prior year, leading at times to higher inventory levels and contributing to lower overall market pricing. At the same time, industry production levels continued to increase, creating an oversupply situation and further weakening prices. Industry-wide inventories of leg quarters reached extremely high levels during the first nine months of fiscal 2006 due to reduced purchasing in foreign markets. Leg quarter inventory levels began falling at the beginning of our third fiscal quarter and by the end of such quarter had reached levels comparable to the end of the third quarter of fiscal 2005. Additionally, the oversupply of leg quarters put significant pressure on the U.S. white meat markets which contributed to historically low breast meat prices. While leg quarter pricing had improved substantially by the end of our third fiscal quarter, breast meat pricing, while higher, remained low when compared to the prior year period. During the third quarter of fiscal 2006, even though the average market pricing for both chicken leg quarters and breast meat increased 118.8% and 36.2%, respectively, when compared to the second quarter of fiscal 2006, the average market pricing we received for both chicken leg quarters and breast meat declined approximately 34.2% and 16.6%, respectively, from the same period in the prior year. Additionally, even though sales volume for the third quarter of fiscal 2006 was 2.4% greater than the same period last year, during the first nine months of fiscal 2006 our U.S. chicken sales volumes were approximately 1.3% lower versus the same period in the prior year due primarily to the effects of avian influenza concerns in the international markets. This change in pricing and demand adversely affected our results for the third quarter of fiscal 2006.  Additionally, some U.S. customers have renegotiated our contracts with them to reflect the current pricing environment for chicken.

In response to this challenging operating environment, we have executed a multi-point plan designed to improve our competitive position:

•
First, we have delayed one-half of our planned expansion in the Fresh Food Service Division of our Mayfield, Kentucky plant from early July until mid-September of this year, and the other half of this expansion from early July 2006 until April 2007.

    •      Second, beginning on July 1, 2006, we reduced our weekly slaughter rate by approximately 3%, which is equivalent to approximately 830,000 head per week.

Index

•
Third, we reduced our planned capital investments for the year by $30-$50 million.  Our original capital investment projection for the year had been in the range of $180-$200 million.  Our new estimated range for the year is $140-$150 million. We are focusing only on those projects we deem critically necessary to our business or those in which our immediate investment is judged by us to be in our best long-term interests.

•
Fourth, we have sharpened our focus on reducing costs and operating more efficiently.  For example, in order to eliminate holiday and overtime premiums, we cut egg placements for Memorial Day and the Fourth of July as well as other previously planned Saturday productions.

We intend to continue to monitor market conditions for purposes of determining when we believe further changes in our business are prudent.

Results.  Net income for the third quarter of fiscal 2006 is down $105.8 million from the third quarter of fiscal 2005, resulting in a net loss of $20.5 million for the quarter ended July 1, 2006. This decrease is primarily due to:

•
Reduced selling prices for chicken created by market disruptions caused by the avian influenza scares in other parts of the world. Reduced selling prices for our Mexico produced chicken partially offset by an increase in pounds sold in Mexico.

•	Increased cost of sales due to higher freight delivery costs, as well as the cost of fuel in other areas.

Net income for the first nine months of fiscal 2006 is down $217.0 million from the first nine months of fiscal 2005, resulting in a net loss of $26.7 million for the nine months ended July 1, 2006. This decrease is primarily due to the same factors discussed above plus higher feed ingredient costs..

Business Environment

Profitability in the poultry industry is materially affected by the commodity prices of feed ingredients, chicken and turkey, which are determined by supply and demand factors. As a result, the chicken and turkey industries are subject to cyclical earnings fluctuations. Cyclical earnings fluctuations can be mitigated somewhat by:

- Business strategy;
- Product mix;
- Sales and marketing plans; and
- Operating efficiencies.

In an effort to reduce price volatility and to generate higher, more consistent profit margins, we have concentrated on the production and marketing of prepared foods products. Prepared foods products generally have higher profit margins than our other products. Also, the production and sale in the U.S. of prepared foods products reduces the impact of the costs of feed ingredients on our profitability. Feed ingredient purchases are the single largest component of our cost of sales, representing approximately 27.0% of our consolidated cost of sales in the first nine months of fiscal 2006. The production of feed ingredients is positively or negatively affected primarily by weather patterns throughout the world, the global level of supply inventories and demand for feed ingredients, and the agricultural policies of the U.S. and foreign governments. As further processing is performed, feed ingredient costs become a decreasing percentage of a product’s total production cost, thereby reducing their impact on our profitability. Products sold in this form enable us to charge a premium, reduce the impact of feed ingredient costs on our profitability and improve and stabilize our profit margins.

Index

As a significant portion of the U.S. poultry production is exported, the commodity prices of chicken and turkey can be, and in recent periods have been, adversely affected by disruptions in chicken export markets. As described above, recent disruptions include the effects, focus and concern over avian influenza has had on international demand for chicken products and effects the resulting oversupply has had on U.S. chicken prices. Disruptions are also often caused by restrictions on imports of U.S. produced poultry products imposed by foreign governments for a variety of reasons, including the protection of their domestic poultry producers and allegations of consumer health issues, including with respect to avian influenza. For example, on April 27, 2006, Russia’s agriculture ministry, citing cases where products were offloaded without import permission, the discovery of fake products and other factors, announced that it had temporarily cancelled all poultry import permits, which it subsequently began to reissue, however, it remains uncertain whether or not such permits will be reissued in the same quantities as previously existed. As Russia represents approximately 30% of exports from the U.S. chicken industry, cancellations of its poultry import permits may further pressure pricing. Also, in July 2003, the U.S. and Mexico entered into a safeguard agreement with regard to imports into Mexico of chicken leg quarters from the U.S. Under this agreement, a tariff rate for chicken leg quarters of 98.8% of the sales price was established. This tariff rate was reduced on January 1, 2006 to 39.5% and is scheduled to be reduced in each of the following two years in equal increments so that the final tariff rate at January 1, 2008 will be zero. The tariff was imposed due to concerns that the duty-free importation of such products as provided by the North American Free Trade Agreement would injure Mexico’s chicken industry. As such tariffs are reduced, we expect greater amounts of chicken to be imported into Mexico from the U.S., which could negatively affect the profitability of Mexican chicken producers and positively affect the profitability of U.S. exporters of chicken to Mexico. Although this could have a negative impact on our Mexican chicken operations, we believe that this will be mitigated by the close proximity of our U.S. operations to the Mexico border. We have some of the largest U.S. production and distribution capacities near the Mexican border, which gives us a strategic advantage to capitalize on exports of U.S. chicken to Mexico. No assurances can be given as to when the existing disruptions will be alleviated or that new ones will not arise.

Business Segments

We operate in three reportable business segments as (1) a producer and seller of chicken products, (2) a producer and seller of turkey products and (3) other products. In previous years, our presented segments included chicken and other and turkey. After fully integrating a major business acquisition into our operations during fiscal 2004 and early fiscal 2005, we changed our segment presentation to separate our non-chicken and non-turkey operations into a separate category consistent with management’s evaluation of operating results and decisions with respect to the allocation of resources. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K for the fiscal year ended October 1, 2005.

Index

The following table presents certain information regarding our segments:

	Three Months Ended		Nine Months Ended
	July 1, 2006	July 2, 2005(a)	July 1, 2006	July 2, 2005(a)
	(In thousands)
Net Sales to Customers:
Chicken:
United States	$1,019,918	$1,123,096	$3,039,292	$3,248,716
Mexico	106,996	114,377	303,430	302,202
Sub-total	1,126,914	1,237,473	3,342,722	3,550,918
Turkey	15,753	37,538	94,772	154,640
Other Products:
United States	137,997	159,285	445,610	462,471
Mexico	6,982	5,743	14,063	15,578
Sub-total	144,979	165,028	459,673	478,049
Total	$1,287,646	$1,440,039	$3,897,167	$4,183,607
Operating Income (Loss):
Chicken:
United States	$(20,158)	$121,214	$(4,012)	$291,897
Mexico	(4,951)	17,823	(10,177)	31,897
Sub-total	(25,109)	139,037	(14,189)	323,794
Turkey(b)	(3,598)	(6,354)	(15,956)	(16,603)
Other Products:
United States	1,597	2,215	10,501	5,284
Mexico	373	1,095	1,169	3,488
Sub-total	1,970	3,310	11,670	8,772
Total	$(26,737)	$135,993	$(18,475)	$315,963
Depreciation and Amortization(c)
Chicken:
United States	$29,400	$25,174	$79,911	$78,607
Mexico	2,752	2,996	8,470	9,100
Sub-total	32,152	28,170	88,381	87,707
Turkey	705	846	6,025	2,389
Other Products:
United States	2,060	1,352	5,527	4,023
Mexico	43	53	119	144
Sub-total	2,103	1,405	5,646	4,167
Total	$34,960	$30,421	$100,052	$94,263

(a)	Certain historical amounts have been reclassified to conform to current year presentation.

(b)
Included in the operating losses for the turkey segment for the nine months ended July 1, 2006 are charges of $3.8 million to write certain assets down to estimated realizable value. These assets are held for sale and are related to the Franconia, Pennsylvania turkey cooking facility at which the Company ceased production of certain products in March 2006. Also included in the operating losses for the turkey segment for the same nine month period are accrued severance expenses totaling $0.2 million and charges of $2.5 million to reduce certain packaging and supplies, bringing the total charges for the nine months ended July 1, 2006 to $6.5 million. Included in the three months ended July 2, 2005 is $0.8 million and in the nine months ended July 2, 2005 is $5.2 million in proceeds from the final resolution of our 2004 turkey restructuring activities.

(c)
Includes amortization of capitalized financing costs of approximately $0.5 million and $0.6 million for the three month periods and $2.0 million and $1.7 million for the nine month periods ending July 1, 2006 and July 2, 2005, respectively.

Index

The following table presents certain items as a percentage of net sales for the periods indicated:

	Percentage of Net Sales
	Three Months Ended		Nine Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Net Sales	100.0%	100.0%	100.0%	100.0%
Costs and Expenses:
Cost of sales	96.7%	84.8%	94.9%	87.0%
Gross profit	3.3%	15.2%	5.1%	13.0%
Selling, general and administrative	5.4%	5.8%	5.6%	5.5%
Operating Income (Loss)	(2.1)%	9.4%	(0.5)%	7.5%
Interest expense	1.0%	0.9%	1.0%	0.9%
Interest income	(0.1)%	(0.1)%	(0.2)%	(0.1)%

Income (loss) before income taxes	(2.9)%	8.6%	(1.2)%	7.0%
Net income (loss)	(1.6)%	5.9%	(0.7)%	4.5%

Results of Operations

Fiscal Third Quarter 2006 Compared to Fiscal Third Quarter 2005

Net Sales. Net Sales for the third quarter of fiscal 2006 decreased $152.4 million, or 10.6%, over the third quarter of fiscal 2005. The following table provides additional information regarding net sales (in millions):

	Fiscal Quarter Ended	Change from Fiscal Quarter Ended
	July 1,	July 2,	Percentage
Source	2006	2005	Change

Chicken-
United States	$1,019.9	$(103.2)	(9.2)%	(a	)
Mexico	107.0	(7.4)	(6.5)%	(b	)
	$1,126.9	$(110.6)	(8.9)%

Turkey	$15.8	$(21.7)	(58.0)%	(c	)

Other Products-
United States	$137.9	$(21.4)	(13.4)%	(d	)
Mexico	7.0	1.3	21.6%
	$144.9	$(20.1)	(12.1)%
	$1,287.6	$(152.4)	(10.6)%

(a)
U.S. chicken sales for the quarter declined compared to the same quarter last fiscal year due to an 11.3% decrease in net revenue per pound sold partially offset by a 2.4% increase in the number of pounds sold. Excess inventories created by the lack of demand for export products in prior quarters created downward pressure on pricing.

(b)	Mexico chicken sales decreased compared to the third quarter last fiscal year because of a 13.0% decrease in revenue per pound sold partially offset by a 7.6% increase in pounds sold.

(c)	Turkey sales declined due to our decision in the first quarter of fiscal 2006 to cease production of certain products at our Franconia, Pennsylvania turkey cooking operation.

(d)	U.S. other product sales decreased primarily due to the divestiture of non-poultry related distribution facilities.

Index

Gross Profit. Gross profit decreased $176.5 million, or 80.5%, in the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005.

The following table provides gross profit information (in millions):

	Quarter	Change From		Percentage of	Percentage
	Ended	Quarter Ended		Net Sales	of Net Sales
	July 1,	July 2,	Percentage	Third Quarter	Third Quarter
Components	2006	2005	Change	Fiscal 2006	Fiscal 2005

Net sales	$1,287.6	$(152.4)	(10.6)%	100.0%	100.0%
Cost of sales	1,244.9	24.1	2.0%	96.7%	84.8%	(a	)

Gross profit	$42.7	$(176.5)	(80.5)%	3.3%	15.2%	(b	)

(a)	Cost of sales increased $24.1 million due primarily to higher energy costs and transportation costs created by fuel cost increases.

(b)
Gross profit decreased $176.5 million due primarily to the combination of depressed selling prices in the U.S. due primarily to a decrease in export demand for U.S. chicken products caused by changes in buying patterns in foreign markets as a result of avian influenza outbreaks in those countries and increased freight and fuel costs.

Index

Operating Income (Loss). Operating income (loss) for the third quarter of fiscal 2006 decreased $162.7 million when compared to the third quarter of fiscal 2005.
The following tables provide operating income (loss) information (millions):

		Change from
	Quarter Ended	Quarter Ended
	July 1,	July 2,	Percentage
Source	2006	2005	Change

Chicken
United States	$(20.1)	$(141.4)	(116.6)%
Mexico	(5.0)	(22.8)	(127.8)%
	$(25.1)	$(164.2)	(118.1)%

Turkey	$(3.6)	$2.8	43.4%

Other Products
United States	$1.6	$(0.6)	(27.9)%
Mexico	0.4	(0.7)	(65.9)%
	$2.0	$(1.3)	(40.5)%
Operating Income (Loss)	$(26.7)	$(162.7)	(119.7)%

		Change from		Percentage	Percentage
	Quarter Ended	Quarter Ended		of Net Sales	of Net Sales
	July 1,	July 2,	Percentage	Third Quarter	Third Quarter
Components	2006	2005	Change	Fiscal 2006	Fiscal 2005

Gross profit	$42.7	$(176.5)	(80.5)%	3.3%	15.2%
Selling, general and administrative expense	69.4	(13.8)	(16.6)%	5.4%	5.8%	(a	)

Operating income (loss)	$(26.7)	$(162.7)	(119.7)%	(2.1)%	9.4%	(b	)

(a)	Selling, general and administrative expense decreased due to the impact of profit based retirement and compensation plans.

(b)	Decreased operating income is primarily due to the items discussed above under gross profit partially offset by the reduction in selling, general and administrative expense discussed above.

Index

Interest Expense. Interest expense decreased 6.6% to $12.7 million in the third quarter of fiscal 2006, when compared to $13.6 million for the third quarter of fiscal 2005, due primarily to the repurchase of approximately $19.9 million of the Company’s unsecured notes.

Interest Income. Interest income for the third quarters of fiscal 2006 and fiscal 2005 remained flat at $1.3 million.

Miscellaneous, Net. Consolidated miscellaneous, net expense (income) of $(2.1) million, for the third quarter of fiscal 2006 consisted mainly of a $1.3 million gain on sale of assets and $0.5 million of dividend income.

Income Tax (Benefit) Expense. Consolidated income tax benefit in the third quarter of fiscal 2006 was $(17.5) million, compared to an income tax expense of $38.3 million in the third quarter of fiscal 2005. This income tax benefit was primarily due to the loss before income taxes in the U.S.

The American Jobs Creation Act of 2004 includes a temporary incentive to U.S. multinationals to repatriate foreign earnings at an approximate effective 5.25% U.S. federal tax rate. In addition to the federal taxes, repatriation would also result in state income taxes, which we estimate in our case to be approximately an additional 2.4% of the amount repatriated. We continue to evaluate our reinvestment and repatriation opportunities and are considering whether to repatriate earnings from our Mexico operation beyond the $43.6 million amount anticipated and provided for in fiscal 2005. Total cumulative undistributed earnings of our Mexico subsidiaries approximate $245 million, or approximately $200 million in excess of the amount which was provided for in fiscal 2005. The tax consequences on additional repatriation, if any, will be recorded in the fourth quarter of fiscal 2006 upon completion of detailed repatriation plans.

Index

First Nine Months of Fiscal 2006 Compared to First Nine Months of Fiscal 2005

Net Sales. Net Sales for the first nine months of fiscal 2006 decreased $286.4 million, or 6.8%, versus the first nine months of fiscal 2005. The following table provides additional information regarding net sales (in millions):

	First Nine Months Ended	Change from First Nine Months Ended
	July 1,	July 2,	Percentage
Source	2006	2005	Change

Chicken-
United States	$3,039.3	$(209.4)	(6.4)%	(a	)
Mexico	303.4	1.2	0.4%	(b	)
	$3,342.7	$(208.2)	(5.9)%

Turkey	$94.8	$(59.8)	(38.7)%	(c	)

Other Products-
United States	$445.6	$(16.9)	(3.6)%	(d	)
Mexico	14.1	(1.5)	(9.7)%
	$459.7	$(18.4)	(3.8)%
	$3,897.2	$(286.4)	(6.8)%

(a)
U.S. chicken sales for the first nine months of fiscal 2006 were 6.4% less than the first nine months of fiscal 2005 because of a 1.3% decline in pounds sold and a 5.3% decline in net revenue per pound sold created by market disruptions caused by the avian influenza scare in other parts of the world.

(b)
Mexico chicken sales increased due to a 9.1% increase in pounds sold during the first nine months of fiscal 2006 versus the first nine months of fiscal 2005 substantially offset by an 8.0% decline in net revenue per pound sold.

(c)	Turkey sales declined because of the March 2006 discontinuation of certain products discussed above.

(d)	U.S. other product sales decreased primarily due to the divestiture of non-poultry related distribution facilities.

Index

Gross Profit. Gross profit decreased $346.1 million, or 63.6%, in the first nine months of fiscal 2006 compared to the first nine months of fiscal 2005.

The following table provides gross profit information (in millions):

		Change From		Percentage of	Percentage of
	First Nine	First Nine		Net Sales	Net Sales
	Months Ended	Months Ended		First Nine	First Nine
	July 1,	July 2,	Percentage	Months	Months
Components	2006	2005	Change	Fiscal 2006	Fiscal 2005

Net sales	$3,897.2	$(286.4)	(6.8)%	100.0%	100.0%
Cost of sales	3,698.9	59.7	1.6%	94.9%	87.0%	(a	)

Gross profit	$198.3	$(346.1)	(63.6)%	5.1%	13.0%	(b	)

(a)
Cost of sales increased $59.7 million due primarily to increased feed ingredient costs and higher energy costs and transportation costs created by fuel cost increases. Supplemental fuel payments to growers in the first nine months of fiscal 2006 were $11.7 million higher than in the first nine months of fiscal 2005. Included in cost of sales for the first nine months of fiscal 2006 was a charge of $3.8 million to impair the carrying value of certain equipment currently held for sale and formerly used in our turkey division, a charge of $2.5 million to reduce the value of certain packaging and supplies associated with those products and $0.2 million for severance costs. Included in the cost of sales for the first nine months of fiscal 2005 were proceeds of $5.2 million from the final resolution of the 2004 turkey restructuring activities.

(b)
Gross profit decreased $346.1 million due to the combination of depressed selling prices, due primarily to a decrease in export demand for U.S. chicken products caused by changes in buying patterns in foreign markets as a result of avian influenza outbreaks in those countries, increased feed ingredient costs and freight and fuel costs.

Index

Operating Income (Loss). Operating income (loss) for the first nine months of fiscal 2006 decreased $334.5 million, or 105.8%, when compared to the first nine months of fiscal 2005.

The following tables provide operating income (loss) information (millions):

		Change from
	First Nine	First Nine
	Months Ended	Months Ended
	July 1,	July 2,	Percentage
Source	2006	2005	Change

Chicken
United States	$(4.0)	$(295.9)	(101.4)%
Mexico	(10.2)	(42.1)	(131.9)%
	$(14.2)	$(338.0)	(104.4)%

Turkey	$(16.0)	$0.6	3.9%

Other Products
United States	$10.5	$5.2	98.7%
Mexico	1.2	(2.3)	(66.5)%
	$11.7	$2.9	33.0%
Operating Income	$(18.5)	$(334.5)	(105.8)%

		Change from		Percentage	Percentage
	First Nine	First Nine		of Net Sales	of Net Sales
	Months Ended	Months Ended		First Nine	First Nine
	July 1,	July 2,	Percentage	Months	Months
Components	2006	2005	Change	Fiscal 2006	Fiscal 2005

Gross profit	$198.3	$(346.1)	(63.6)%	5.1%	13.0%
Selling, general and administrative expense	216.8	(11.6)	(5.1)%	5.6%	5.5%	(a	)

Operating income	$(18.5)	$(334.5)	(105.8)%	(0.5)%	7.5%	(b	)

(a)	Selling, general and administrative expense decreased due to the impact of profit based retirement and compensation plans.

(b)	Decreased operating income is primarily due to the items discussed above under gross profit partially offset by the decrease in selling, general and administrative expense.

Index

Interest Expense. Interest expense increased 2.6% to $38.4 million in the first nine months of fiscal 2006, when compared to $37.4 million for the first nine months of fiscal 2005, due primarily to short-term borrowings.

Interest Income. Interest income increased from $3.6 million in the first nine months of fiscal 2005 to $8.4 million in the first nine months of fiscal 2006 due to investments purchased with excess cash flow from fiscal 2005 operations and generally higher interest rates.

Miscellaneous, Net. Consolidated miscellaneous, net expense (income) for the first nine months of fiscal 2006 was $(1.0) million primarily due to dividend income. Miscellaneous, net expense (income) of $(11.7) for the first nine months of fiscal 2005 consisted primarily of a non-recurring gain of $11.7 million associated with a litigation settlement.

Income Tax (Benefit) Expense. Consolidated income tax benefit in the first nine months of fiscal 2006 was $(21.7) million, compared to an income tax expense of $103.9 million in the first nine months of fiscal 2005. This decrease in consolidated income tax expense was primarily due to a loss before income taxes in the U.S.

Liquidity and Capital Resources

The following table presents our available sources of liquidity as of July 1, 2006. See our Annual Report on Form 10-K for the fiscal year ended October 1, 2005 for a detailed description of each facility discussed below.

	Facility	Available	Amount	Net
Source of Liquidity	Amount	Borrowing	Outstanding	Available
(in millions)

Cash and cash equivalents	$--	$--	$--	$44,069
Investments in available for sale securities	--	--	--	170,657
Debt Facilities:
Revolving credit facilities	168,000	139,317	--	139,317
Revolving/term facility	500,000	500,000	--	500,000

Receivables purchase
agreement	125,000	125,000	50,000	75,000

Total available	793,000	764,317	50,000	$929,043

At July 1, 2006, our working capital increased $34.3 million to $438.9 million and our current ratio increased to 1.79 to 1, compared with working capital of $404.6 million and a current ratio of 1.68 to 1 at October 1, 2005, primarily due to the working capital changes discussed below.

Trade accounts and other receivables were $197.0 million at July 1, 2006, compared to $288.5 million at October 1, 2005, a decrease of $91.5 million or 31.7%. This decrease is partially due to the sale of $50.0 million of trade receivables under an Asset Sales Agreement as discussed in Note B-Accounts Receivable to the consolidated financial statements and decreased revenue in fiscal 2006 versus the prior year.

Income taxes receivable of $42.8 million relates to the year to date loss before income taxes. This compares to an income tax payable of $16.2 million at October 1, 2005.

Index

Inventories were $602.1 million at July 1, 2006, compared to $527.3 million at October 1, 2005. The $74.8 million, or 14.2%, increase in inventories was primarily due to an increase in finished poultry products due to normal seasonal variations and increased feed ingredient costs and increased fuel and transportation costs.

Accounts payable and accrued expenses decreased $24.0 million, or 4.2%, to $546.0 million at July 1, 2006, compared to $570.0 million at October 1, 2005 due primarily to normal fluctuations with respect to the timing of payments and decreases in the accrual for profit based retirement and compensation plans.

Capital expenditures of $101.3 million and $90.1 million for the nine months ended July 1, 2006 and July 2, 2005, respectively, were primarily incurred to improve efficiencies, expand capacity, reduce costs and for the routine replacement of equipment. We reduced our expectation of capital spending in our second and third fiscal quarters by $30-$50 million and now anticipate spending of approximately $140.0 million to $150.0 million in fiscal 2006, down from our first quarter fiscal 2006 estimate of $180.0 million to $200.0 million, to improve efficiencies, expand capacities and for the routine replacement of equipment. We expect to finance such expenditures with current cash, available operating cash flows and existing revolving/term and revolving credit facilities.

Cash flows provided by operating activities were $10.5 million and $362.9 million for the nine months ended July 1, 2006 and July 2, 2005, respectively. The decrease in cash flows provided by operating activities for the first nine months of fiscal 2006, when compared to the first nine months of fiscal 2005, was due primarily to decreased profitability.

The sale of investment securities in excess of purchases of $104.4 million was used to fund dividends and the repurchase of the Company’s debt.

Cash flows used for financing activities were $105.8 million and $17.7 million for the nine months ended July 1, 2006 and July 2, 2005, respectively. This increased use of cash was due to the special dividend of $1.00 per share, or $66.6 million, paid in January 2006 and the purchase and early retirement of certain of the Company’s long term debt as described in Note D-Notes Payable and Long-Term Debt to the consolidated financial statements.

We are a party to many routine contracts in which we provide general indemnities in the normal course of business to third parties for various risks. We have not recorded a liability for any of these indemnities, as the likelihood of payment in each case is considered remote.

Index

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Feed Ingredients

We purchase certain commodities, primarily corn and soybean meal. As a result, our earnings are affected by changes in the price and availability of such feed ingredients. We periodically elect, in some instances, to lock-in future feed ingredient prices using various hedging techniques, including forward purchase agreements with suppliers and futures contracts. We do not use such financial instruments for trading purposes and are not a party to any leveraged derivatives. Market risk is estimated as a hypothetical 10.0% increase in the weighted-average cost of our primary feed ingredients as of July 1, 2006. Based on our feed consumption during the nine months ended July 1, 2006, such an increase would have resulted in an increase to cost of sales of approximately $99.0 million, excluding the impact of any hedging in that period.

Foreign Currency

Our earnings are affected by foreign exchange rate fluctuations related to the Mexico peso net monetary position of our Mexico subsidiaries. We manage this exposure primarily by attempting to minimize our Mexico peso net monetary position, but from time to time, we have considered executing hedges to help minimize this exposure. Such instruments, however, have historically not been economically feasible. We are also exposed to the effect of potential exchange rate fluctuations to the extent that amounts are repatriated from Mexico to the United States. However, except to the extent we decide to repatriate our Mexico earnings under the American Job Creation Act of 2004, we currently anticipate that the cash flows of our Mexico subsidiaries will continue to be reinvested in our Mexico operations. In addition, the Mexico peso exchange rate can directly and indirectly impact our results of operations and financial position in several ways, including potential economic recession in Mexico resulting from a devalued peso. The impact on our financial position and results of operations resulting from a hypothetical change in the exchange rate between the U.S. dollar and the Mexico peso cannot be reasonably estimated. Foreign currency exchange gains and losses, representing the change in the U.S. dollar value of the net monetary assets of our Mexico subsidiaries denominated in Mexico pesos, was a loss of $1.0 million in the first nine months of fiscal 2006 compared to a gain of $0.4 million for the first nine months of fiscal 2005. On July 1, 2006, the Mexico peso closed at 11.31 to 1 U.S. dollar, compared to 10.77 at October 1, 2005. No assurance can be given as to how future movements in the peso could affect our future earnings.

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

Index

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

In connection with the evaluation described above, the Company’s management, including the Chairman, Chief Executive Officer and Chief Financial Officer, identified no change in the Company's internal control over financial reporting that occurred during the Company’s fiscal quarter ended July 1, 2006, and that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Index

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On July 1, 2002, three individuals, on behalf of themselves and a putative class of chicken growers, filed their original class action complaint against us in the United States District Court for the Eastern District of Texas, Texarkana Division, styled “Cody Wheeler, et al. vs. Pilgrim’s Pride Corporation.” The plaintiffs alleged that we violated the Packers and Stockyards Act (7 U.S.C. Section 192) and breached fiduciary duties allegedly owed to the plaintiff growers. The plaintiffs also brought individual actions under the Packers and Stockyards Act alleging, among other things, breach of fiduciary duties and breach of contract. On September 30, 2005, plaintiffs amended their lawsuit to join Tyson Foods, Inc. as a co-defendant. Two additional former chicken growers were also added as plaintiffs to the lawsuit. This amendment, which occurred 38 months after the lawsuit’s initial filing, contends that the Company and Tyson are involved in a conspiracy to violate federal antitrust laws. On January 3, 2006, the Court entered an Order severing Plaintiffs’ Packers and Stockyards Act and antitrust claims. The Court ordered that Plaintiffs Wheeler, Davis and Williams may proceed with their Packers and Stockyards Act claims as set forth in Plaintiffs’ Third Amended Complaint. The Court also ordered that Plaintiffs Wheeler, Davis, Williams, Grounds and Ward may proceed with their respective antitrust claims asserted against us and Tyson in a separate cause of action. On March 6, 2006, the plaintiffs filed their motion for class certification in the original lawsuit. On June 2, 2006 the Court entered an Order withdrawing Plaintiffs’ motion for class certification and prohibiting the Plaintiffs from filing any additional class-action claims against us in the Packers and Stockyard Act lawsuit. Additionally, the two former growers that joined the lawsuit on September 30, 2005 withdrew from the case. The Packers and Stockyard Act lawsuit is currently proceeding against us with individual claims by the three original individual plaintiffs. An action styled "Cody Wheeler, et al. vs. Pilgrim's Pride Corporation, et al." relating to the severed antitrust claims was filed against us and Tyson on January 3, 2006 by the three original plaintiffs and a former grower, both in their individual capacities and on behalf of a putative class of chicken growers. A Docket Control Order has been entered by the Court and a class certification hearing is currently scheduled for January 24, 2007. The proceedings are currently in the early stages of discovery. The Company intends to defend vigorously against the plaintiffs' individual claims in the Packers and Stockyard Act suit and the antitrust suit. We do not expect either matter to have a material impact on our financial position, operations or liquidity.

In October 2002, a limited number of USDA environmental samples from our Franconia, Pennsylvania plant tested positive for Listeria. As a result, we voluntarily recalled all cooked deli products produced at the plant from May 1, 2002 through October 11, 2002. No illnesses have been linked to any of our recalled products, and none of such products have tested positive for the strain of Listeria associated with an outbreak in the Northeastern U.S. that occurred during the summer of 2002. However, following this recall, a number of demands and cases have been made and filed alleging injuries purportedly arising from the consumption of products produced at this facility. These include: “Lawese Drayton, Individually and as Personal Representative of the Estate of Raymond Drayton, deceased, Plaintiff, v. Pilgrim’s Pride Corporation, Jack Lambersky Poultry Company, Inc. d/b/a JL Foods Co, Inc., Defendants,” which was filed against us in the United States District Court for the Eastern District of Pennsylvania on April 15, 2003; “Laron Harvey, by his mother and natural guardian, Shakandra Hampton, and Shakandra Hampton in her own right v. Pilgrim’s Pride Corporation and Jack Lambersky Poultry Company, Inc.,” which was filed in the Pennsylvania

Index

Court of Common Pleas on May 5, 2003, and has since been removed to the U.S. District Court of the Eastern District of Pennsylvania in Philadelphia; “Ryan and Dana Patterson v. Pilgrim’s Pride Corporation and Jack Lambersky Poultry Company, et al” which was filed in the Superior Court of New Jersey, Law Division, Passaic County, on August 12, 2003; “Jamar Clarke, an infant under the age of fourteen (14) years, by his mother and natural guardian, Wanda Multrie Clarke, and Wanda Multrie Clarke, individually v. Pilgrim’s Pride Corporation d/b/a Wampler Foods, Inc., H. Schrier and Co., Inc., Board of Education of the City of New York and Public School 251” which was filed in the Supreme Court of the State of New York, County of Queens, on August 1, 2003; “Peter Roselle, as Administrator and Prosequendum for the Heirs-at-Law of Louis P. Roselle, deceased; and Executor of the Estate of Louis P. Roselle, deceased, and individually v. Pilgrim’s Pride Corporation, Wampler Foods, Inc., Jack Lambersky Poultry Company, Inc., d.b.a. J.L. Foods Co. Inc.” which was filed in the Superior Court of New Jersey, Law Division, Union County, on June 14, 2004; “Jody Levonchuk, administratrix of the Estate of Joseph Cusato v. Pilgrim’s Pride Corporation and Jack Lambersky Poultry Company” which was filed in the U.S. District Court for the Eastern District of Pennsylvania, on July 28, 2004; Nancy Cirigliano and Scott Fischer v. Pilgrim’s Pride Corporation and Jack Lambersky Poultry Company, et al,” which was filed in the Superior Court of New Jersey, Union County, on August 10, 2004; “Dennis Wysocki, as the Administrator of the Estate of Matthew Tyler Wysocki, deceased, and Dennis Wysocki and Karen Wysocki, individually v. Pilgrim’s Pride Corporation and Jack Lambersky Poultry Company, et al,” which was filed in the Supreme Court of the State of New York, County of New York, on July 30, 2004; “Randi Carden v. Pilgrim’s Pride Corporation and Jack Lambersky Poultry Company, et al,” which was filed in the Superior Court of New Jersey, Camden County, on August 10, 2004; and “Roberta Napolitano, as Trustee of the Bankruptcy Estate of Burke Caren Kantrow v. Pilgrim’s Pride Corporation, Wampler Foods, Inc. and Jack Lambersky Poultry Company, d/b/a J. L. Foods, Inc.” which was filed in the Superior Court of Connecticut, New Haven, on June 16, 2005. On August 20, 2004, the Estate of Frank Niemtzow refiled his individual action from the previously filed and voluntarily dismissed class action suit. We resolved the litigation with the plaintiffs in the Harvey, Patterson, Clarke, Levonchuk and Niemtzow cases and dismissal orders have been entered with respect to these cases. We recently resolved the litigation with the plaintiffs in the Roselle, Cirigliano and Carden cases and expect dismissal orders with respect to these cases to be entered in the near future. Neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to any of the remaining cases can be determined at this time. The remaining cases are in various stages of litigation, and we believe we have meritorious defenses to each of the claims, which we intend to vigorously defend. After considering our available insurance coverage, we do not expect any of these matters to have a material impact on our financial position, operations or liquidity.

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

Index

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

Although H5N1 has not been identified in North America, the focus and concern over avian influenza abroad has significantly reduced international demand for chicken products and the resulting oversupply has had a significant adverse effect on both U.S. and international chicken prices. In the third quarter of fiscal 2006, the market pricing we received for chicken leg quarters and breast meat declined approximately 16.3% and 33.5%, respectively, and for the first nine months of fiscal 2006 our total U.S. chicken sales volumes declined approximately 1.3%, when compared to the comparable prior year period. This change in pricing and demand materially adversely affected our results through the third quarter of fiscal 2006. Although export demand and pricing have improved somewhat between the beginning of the third quarter of fiscal 2006 and the date of this report, we can give no assurances that such improvements will continue or that export demand and pricing will not worsen in the future.. Additionally, although H5N1 has not been identified in North America, because of the flight patterns of migratory birds, it is widely speculated that this strain of avian influenza may reach North America as early as calendar year 2006.

Any outbreak of avian influenza, whether H5N1 or another strain in North America could result in governmental restrictions on the import and export of our fresh chicken, turkey or other products to or from our suppliers, facilities or customers or require us to destroy one or more of our flocks. This could also result in the cancellation of orders by some of our customers and create adverse publicity that may have a material adverse effect on our ability to market our products successfully and on our business, reputation and prospects. Accordingly, no assurances can be given that demand and pricing of U.S. produced poultry products will not continue to deteriorate or that avian influenza will not otherwise have a material adverse effect on our business or prospects.

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

PILGRIM’S PRIDE CORPORATION

/s/ Richard A. Cogdill
Date:	August 1, 2006	Richard A. Cogdill
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