Form 10-K
period 2006-09-30
PILGRIMS PRIDE CORP
filed 2006-11-20
CIK 802481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
____________________

FORM 10-K
____________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2006
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

PILGRIM’S PRIDE CORPORATION
September 30, 2006

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12B-2 of the Exchange Act.

Large Accelerated Filer ☒ Accelerated Filer ☐ Non-accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the Registrant’s Common Stock, $0.01 par value, held by non-affiliates of the Registrant as of March 31, 2006, was $875,604,262. For purposes of the foregoing calculation only, all directors, executive officers and 5% beneficial owners have been deemed affiliates.

Number of shares of the Registrant’s Common Stock outstanding as of November 14, 2006, was 66,555,733.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for the annual meeting of stockholders to be held January 31, 2007 are incorporated by reference into Part III.

Pilgrim's Pride Corporation
September 30, 2006

PILGRIM’S PRIDE CORPORATION
FORM 10-K

Pilgrim's Pride Corporation
September 30, 2006
PART I
Item 1. Business

(a) General Development of Business

Overview

The Company, which was incorporated in Texas in 1968 and reincorporated in Delaware in 1986, is the successor to a partnership founded in 1946 as a retail feed store. Over the years, the Company grew through both internal growth and various acquisitions of farming operations and poultry processors including the significant acquisition in 2004 discussed below. We are the second largest producer of chicken in the United States ("U.S."), the second largest producer and seller of chicken in Mexico, the largest producer of chicken in Puerto Rico, and have one of the best known brand names in the chicken industry. In the U.S., we produce both prepared and fresh chicken and fresh turkey; while in Mexico and Puerto Rico, we exclusively produce fresh chicken. Through vertical integration, we control the breeding, hatching and growing of chickens. We also control the processing, preparation, packaging and sale of our product lines, which we believe has made us one of the highest quality, lowest-cost producers of chicken in North America. We have consistently applied a long-term business strategy of focusing our growth efforts on the higher-value, higher-margin prepared foods products and have become a recognized industry leader in this market segment. Accordingly, our sales efforts have traditionally been targeted to the foodservice industry, principally chain restaurants and food processors. We have continually made investments to ensure our prepared foods capabilities remain state-of-the-art and have complemented these investments with a substantial and successful research and development effort. In fiscal 2006, we sold 5.7 billion pounds of dressed chicken and 149.2 million pounds of dressed turkey and generated net sales of $5.2 billion. In fiscal 2006, our U.S. operations including Puerto Rico accounted for 91.7% of our net sales, with the remaining 8.3% arising from our Mexico operations.

Recent Business Acquisition Activities

On September 29, 2006, Protein Acquisition Corporation, a wholly owned subsidiary of the Company, commenced a tender offer to purchase all of the outstanding shares of the common stock of Gold Kist Inc. ("Gold Kist") for $20 per share, net to the seller, in cash (the "Equity Tender Offer"). As of the initial scheduled expiration date for the Equity Tender Offer on October 27, 2006, holders of approximately 33% of Gold Kist’s common stock had tendered their shares. On October 30, 2006, we extended the expiration date of the Equity Tender Offer to 5:00 p.m., New York City time, on November 29, 2006.

On the same day that we commenced the Equity Tender Offer, we commenced a cash tender offer and consent solicitation for all of Gold Kist’s outstanding 10 1/4% senior notes due March 15, 2014 (the "Debt Tender Offer" and, together with the Equity Tender Offer, the "Tender Offers"). Holders of Gold Kist notes who validly tendered their notes together with consents to proposed amendments to the indenture governing the Gold Kist notes by 5:00 p.m. on October 13, 2006 (the "Consent Date") will be entitled to receive the Tender Offer Consideration described below for each $1,000 principal amount of the notes upon consummation of the Debt Tender Offer, plus a consent payment equal to $30 in cash per $1,000 principal amount of the notes ("Consent Payment’). As of the Consent Date, holders of approximately 99% of the Gold Kist notes had tendered their notes and given consents to the proposed indenture amendments. Holders

Pilgrim's Pride Corporation
September 30, 2006

of Gold Kist notes who tendered their notes and gave consents after the Consent Date are entitled to receive only the Tender Offer Consideration. Tenders of notes and consents are irrevocable. On October 30, 2006, we extended the expiration date of the Debt Tender Offer to 5:00 p.m., New York City time, on November 29, 2006. Due to the extension of the Debt Tender Offer, the Tender Offer Consideration was recalculated on November 13, 2006 in accordance with the terms of the offer to purchase the Gold Kist notes. Based on an assumed payment date of December 2, 2006, holders who validly tendered notes at or prior to 5:00 p.m., New York City time, on the Consent Date, will be eligible to receive $1,123.29 for each $1,000 principal amount of the notes, which amount is the Tender Offer Consideration, plus the Consent Payment.

We currently intend, as soon as practicable following consummation of the Tender Offers, to seek to have Gold Kist consummate a merger or other similar business combination with Protein Acquisition Corporation. Upon consummation of such merger, Gold Kist would become a wholly owned subsidiary of the Company. Together, the Company and Gold Kist would be the world’s leading chicken producer in terms of pounds produced and the third largest meat company in the United States, measured by revenues. We believe this combination will create substantial value for our shareholders and each of our respective employees, business partners and other constituencies.

The total amount of funds required to consummate the Tender Offers, related merger, and to pay related fees and expenses is estimated to be approximately $1.3 billion. The Company has obtained financing through a combination of an amendment to its existing credit facility and a commitment letter for an additional credit facility. In September 2006, the Company entered into a credit agreement that provides for an aggregate commitment of $1.225 billion consisting of a $795 million revolving/term loan commitment and a $430 million term loan commitment. The term loan commitment is comprised of a $210 million fixed rate term loan commitment and a $220 million floating rate term loan commitment. All borrowings under the credit agreement are subject to the availability of eligible collateral and no material adverse change provisions. The Company has also obtained a commitment letter from certain investment banks pursuant to which, subject to no material adverse change provisions and other specified conditions, the investment banks have agreed to make a $450 million senior unsecured bridge loan facility available to the Company for the purchase of shares of common stock of Gold Kist. The Company’s lenders have issued consents as necessary to allow the consummation and financing of the Tender Offers and the related merger. See Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources."

We are not obligated to purchase any shares in the Equity Tender Offer unless (i) there have been validly tendered and not withdrawn prior to the expiration of the offer at least the number of shares of Gold Kist common stock that, when added to the shares of Gold Kist common stock already owned by the Company or any of its subsidiaries, shall constitute a majority of the then outstanding shares of Gold Kist common stock on a fully diluted basis, (ii) we are satisfied, in our sole discretion, that Gold Kist’s Board of Directors has redeemed the common stock and Series A Junior Participating Preferred Stock purchase rights or that the rights have been invalidated or are otherwise inapplicable to the offer and the merger (the "Rights Condition"), (iii) we are satisfied, in our sole discretion, that nominees of Pilgrim’s Pride or other persons satisfactory to us constitute a majority of the members of the Gold Kist Board of Directors, (iv) we are satisfied, in our sole discretion, that the offer and the merger have been approved by the Board of Directors of Gold Kist for purposes of Section 203 of the Delaware General Corporation Law, as amended, or that the restrictions of Section 203 of the Delaware General Corporation Law will be inapplicable to us (the "DGCL §203 Condition"), (v) pursuant to the Debt Tender Offer, there shall have been validly tendered and not withdrawn Gold Kist notes (and related consents) representing

Pilgrim's Pride Corporation
September 30, 2006

at least a majority in aggregate principal amount of the outstanding Gold Kist notes, (vi) all waiting periods under applicable antitrust laws, including the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, having expired or been terminated, (vii) the Company having available to it proceeds of the financings contemplated by its new credit facilities and its bridge loan commitment letter and/or such other financings that are sufficient to consummate the Tender Offers and a subsequent proposed merger of Protein Acquisition and Gold Kist and to refinance all debt of Gold Kist (including the Gold Kist notes) and Pilgrim’s Pride that is or could be required to be repurchased or becomes, or could be declared, due and payable as a result of the Equity Tender Offer or the proposed merger or the financing thereof and to pay all related fees and expenses and (viii) Gold Kist not having entered into or effectuated any agreement or transaction with any person or entity having the effect of impairing the Company’s ability to acquire Gold Kist or otherwise diminishing the expected economic value to the Company of the acquisition of Gold Kist.

Our obligation to accept for purchase, and to pay for, Gold Kist notes validly tendered pursuant to the Debt Tender Offer is conditioned upon (i) there being validly tendered and not validly withdrawn at least a majority of the aggregate principal amount of the outstanding Gold Kist notes and related consents (ii) execution by the trustee, Gold Kist and its subsidiaries that are guarantors of the Gold Kist notes of a supplemental indenture adopting our amendments to the indenture relating to the Gold Kist notes (iii) consummation of the Equity Tender Offer and (iv) the absence of any threatened or pending action or proceeding before any court or governmental authority that has a reasonable probability of success which would prevent the purchase of the Gold Kist notes pursuant to the Debt Tender Offer or the consummation of any of the transactions contemplated thereby or any lawsuit, legal proceeding or claim pending that would reasonably be expected to succeed, and, if successful, would prevent the performance of the Debt Tender Offer to purchase or the consummation of any of the transactions contemplated thereby, or declare unlawful the transactions contemplated thereby or cause such transactions to be rescinded.

On October 16, 2006, we received notice that the Antitrust Division of the Department of Justice had granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 in connection with our proposed acquisition of Gold Kist pursuant to the Equity Tender Offer. Also on October 16, 2006, we announced our receipt of the requisite consents related to our Debt Tender Offer.

Prior to commencing the Tender Offers, we attempted to negotiate a business combination with Gold Kist, and we may continue to do so. On August 18, 2006, O.B. Goolsby, Jr., the Company’s President and Chief Executive Officer, delivered a Notice of Stockholder Proposals and Director Nominations (the "Notice") to Gold Kist. The proposals contained in the Notice seek to designate Mr. Goolsby as the presiding officer at the Gold Kist’s 2007 annual meeting, to increase the number of directors constituting the entire Board of Directors of Gold Kist to 15, and to fill the newly-created directorships resulting from such increase with the nominees listed by Mr. Goolsby in the Notice. The Notice also contains nominations for directors to fill the three director positions scheduled to expire at Gold Kist’s 2007 annual meeting of stockholders. If we elect not to pursue a negotiated transaction, or if we are unable to agree upon a negotiated transaction with Gold Kist, we intend to file soliciting materials with the Securities and Exchange Commission and to solicit proxies for use at Gold Kist’s 2007 Annual Meeting in support of the proposals contained in the Notice. If these proposals receive the requisite stockholder vote and all our nominees are elected to the Gold Kist board, our nominees will constitute a majority of the Gold Kist Board. The Company believes that, subject to fulfillment of their fiduciary duties as directors of Gold Kist,

Pilgrim's Pride Corporation
September 30, 2006

these directors would consider taking action to remove certain obstacles to Gold Kist stockholders determining whether to consummate the Equity Tender Offer and the merger, including taking action to redeem Gold Kist’s outstanding rights or amend the rights agreement to make the rights inapplicable to the Equity Tender Offer and the merger (which would satisfy the Rights Condition) and to satisfy the DGCL §203 Condition. There can be no assurance, however, that we will be successful in our efforts to acquire Gold Kist.

On October 12, 2006, Gold Kist filed a complaint in the United States District Court for the Northern District of Georgia, Atlanta Division, against us and certain of our employees alleging that the election of Mr. Goolsby’s nominees to the Gold Kist Board of Directors would violate prohibitions on interlocking directorates under Section 8 of the Clayton Act and that we violated the proxy and tender offer rules by failing to disclose such alleged violation of the Clayton Act. On October 23, 2006, Gold Kist moved for a preliminary injunction in the pending action. The motion reiterates Gold Kist’s claims in the complaint and requests the Court to enjoin us from pursuing the election of the Nominees to the Gold Kist Board unless and until we first acquire Gold Kist. Gold Kist also seeks an order requiring us to withdraw the Equity Tender Offer "permanently" or, at a minimum, until "corrective disclosure" is made regarding the allegations in the complaint. Gold Kist further asked the Court to grant the other injunctive relief requested in the complaint, which includes a request that we immediately withdraw the Notice of Stockholder Proposals and Director Nominations as of August 18, 2006, the proposals contained with the notice and the proxy materials.

On November 10, 2006, we filed motions to dismiss Gold Kist’s federal securities laws claims for failure to state a claim upon which relief can be granted under the Securities Exchange Act of 1934 and the Securities and Exchange Commission’s proxy rules and tender offer rules. In addition to moving to dismiss Gold Kist’s federal securities laws claims, we believe that we have meritorious defenses to Gold Kist’s Clayton Act claims. We intend to file responses to Gold Kist’s motion for injunctive relief on or about December 22, 2006. The Court has scheduled a hearing date for Gold Kist’s preliminary injunction motion on January 16, 2007.

On November 23, 2003, we completed the purchase of all the outstanding stock of the corporations represented as the ConAgra Foods, Inc. chicken division ("ConAgra chicken division"). We sometimes refer to this acquisition as the "fiscal 2004 acquisition." The acquired business has been included in our results of operations since the date of the acquisition. The acquisition provided us with additional lines of specialty prepared chicken products, well-known brands, well-established distributor relationships and Southeastern U.S. processing facilities. The acquisition also included the largest distributor of chicken products in Puerto Rico. This allows us to provide customers at every point in the distribution chain with the broadest range of quality value-added chicken products and services available in the market today. See Note A-"Business and Summary of Significant Accounting Policies" of the notes to Consolidated Financial Statements included elsewhere herein.

Strategy

Our objectives are (1) to increase sales, profit margins and earnings and (2) to outpace the growth of, and maintain our leadership position in, the chicken industry. To achieve these goals, we plan to continue pursuing the following strategies:

-    Capitalize on significant scale with leading industry position and brand recognition. We are the second largest producer of chicken products in the U.S. We estimate that our U.S. market share, based on the total annual chicken production in the U.S., is approximately 16%, which is approximately 82% higher than the third largest competitor in the chicken industry. The complementary fit of markets, distributor relationships and geographic locations are a few of the many benefits we realized from our fiscal 2004 acquisition discussed above. We believe the acquired business’ established relationships with broad-line national distributors have enabled us to expand our customer base and provide nationwide distribution capabilities for all of our product lines. As a result, we believe we are one of only two U.S. chicken producers that can supply the growing demand for a broad range of price competitive standard and specialized products with well-known brand names on a nationwide basis from a single source supplier.

-    Capitalize on attractive U.S. prepared foods market. We focus our U.S. growth initiatives on sales of prepared foods to the foodservice market because it continues to be one of the fastest growing and most profitable segments in the poultry industry. Products sold to this market segment require further processing, which enables us to charge a premium for our products, reducing the impact of feed ingredient costs on our profitability and improving and stabilizing our profit margins. Feed ingredient costs typically decrease from approximately 31%-49% of total production cost for fresh chicken products to approximately 16%-25% for prepared chicken products. Due to increased demand from our customers and our fiscal 2004 acquisition, our sales of prepared chicken products grew from $848.7 million in fiscal 2002 to $1,940.1 million in fiscal 2006, a compounded annual growth rate of 23%. Prepared foods sales represented 47.3% of our total U.S. chicken revenues in fiscal year 2006, which we believe provides us with a significant competitive advantage and reduces our exposure to feed price fluctuations. The addition of well-known brands, including Pierce® and Easy-Entree®, from our fiscal 2004 acquisition significantly expanded Pilgrim’s Pride’s already sizeable prepared foods chicken offerings. Similarly, our acquisition of highly customized cooked chicken products, including breaded cutlets, sizzle strips and Wing-Dings®, for restaurants and specialty foodservice customers from this acquisition complemented our existing lines of pre-cooked breast fillets, tenderloins, burgers, nuggets, salads and other prepared products for institutional foodservice, fast-food and retail customers.

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

-    Enhance U.S. fresh chicken profitability through value-added, branded products. OurU.S. fresh chicken sales accounted for $1,885.0 million, or 46.0%, of our U.S. chicken sales for fiscal 2006. In addition to maintaining the sales of traditional fresh chicken products, our strategy is to shift the mix of our U.S. fresh chicken products by continuing to increase sales of higher margin, faster growing products, such as fixed weight packaged products and marinated chicken and chicken parts, and to continually shift portions of this product mix into the higher value and margin prepared chicken products. Much of our fresh chicken products are sold under the Pilgrim’s Pride® brand name, which is a well-known brand in the chicken industry.

Pilgrim's Pride Corporation
September 30, 2006

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

      - centralizing purchasing and other shared services; and

      - standardizing and upgrading technology where appropriate.

      In addition, we have a proven history of increasing capacity while improving operating efficiencies at acquired properties in both the U.S. and   Mexico. As a result, according to industry data, since 1993 we have consistently been one of the lowest cost producers of chicken in the U.S., and we also believe we are one of the lowest cost producers of chicken in Mexico.

-    Continue to seek strategic acquisitions. We have pursued opportunities to expand through acquisitions in the past. We expect to continue to pursue acquisition opportunities in the future that would either complement our existing businesses, broaden our production capabilities and/or improve our operating efficiencies.

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

       - to continually increase our distribution of higher margin, more value-added products to national retail stores and restaurants; and

     -  to continue to build and emphasize brand awareness and capitalize on Mexican consumers' preference for branded products and their insistence on freshness and quality.

-    Capitalize on export opportunities.We intend to continue to focus on international opportunities to complement our U.S. chicken operations and capitalize on attractive export markets. Although according to the USDA, the export of U.S. chicken products decreased 6.3% from 2001 through 2005, we believe U.S. chicken exports will grow as worldwide demand increases for high-grade, low-cost meat protein sources. According to USDA data, the export market for chicken is expected to grow at a compounded annual growth rate of 2.9% from 2005 to 2010 and 5.1% from 2005 to 2006 alone. Historically, we have targeted international markets to generate additional demand for our dark chicken meat, which is a natural by-product of our U.S. operations given our concentration on prepared foods products and the U.S. customers’ general preference for white chicken meat. As part of this initiative, we have created a significant international distribution network into several markets, including Mexico, which we now utilize not only for dark chicken meat distribution, but also for various higher margin prepared foods and other poultry products. We employ both a direct international sales force and export brokers. Our key international markets include Eastern Europe, including Russia; the Far East; and Mexico. We believe that we have substantial opportunities to expand our sales to these markets by capitalizing on direct international distribution channels supplemented by our existing export broker relationships. Our export sales accounted for approximately 7.9% and 21.2% of our U.S. chicken sales and pounds, respectively, for fiscal 2006.

Pilgrim's Pride Corporation
September 30, 2006
  Financial Information About Segments
We operate in three reportable business segments as (1) a producer and seller of chicken products, (2) a producer and seller of turkey products and (3) a seller of other products. See a discussion of our business segments in Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

c.   Narrative Description of Business

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

Our turkey products consist primarily of fresh and frozen whole turkeys.

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

(3) Export and other product customers, who purchase chicken products for export to Eastern Europe, including Russia; the Far East; Mexico; and other world markets. Our export and other chicken products, with the exception of our exported prepared foods products, consist of whole chickens and chicken parts sold primarily in bulk, non-branded form, either refrigerated to distributors in the U.S. or frozen for distribution to export market.

Our other products consist of:

(1) Other types of meat along with various other staples purchased and sold by our distribution centers as a convenience to our chicken customers who purchase through the distribution centers.

(2) The production and sale of table eggs, commercial feeds and related items and proteins.

The following table sets forth, for the periods beginning with fiscal 2002, net sales attributable to each of our primary product lines and markets served with those products. Consistent with our long-term strategy, we emphasized our U.S. growth initiatives on sales of prepared foods products, primarily to the foodservice market. This product and market segment has experienced, and we believe will continue to experience, greater growth than fresh chicken products. We based the table on our internal sales reports and their classification of product types and customers.

Pilgrim's Pride Corporation
September 30, 2006

	Fiscal Year Ended
	Sept. 30, 2006	Oct. 1, 2005	Oct. 2, 2004(a)		Sept. 27, 2003		Sept. 28, 2002
	(52 weeks)	(52 weeks)	(53 weeks)		(52 weeks)		(52 weeks)
U.S. Chicken Sales:	(in thousands)
Prepared Foods:
Foodservice	$1,567,297	$1,622,901	$1,647,904		$731,331		$659,856
Retail	308,486	283,392	213,775		163,018		158,299
Total Prepared Foods	1,875,783	1,906,293	1,861,679		894,349		818,155

Fresh Chicken:
Foodservice	1,388,451	1,509,189	1,328,883		474,251		448,376
Retail	496,560	612,081	653,798		257,911		258,424
Total Fresh Chicken	1,885,011	2,121,270	1,982,681		732,162		706,800

Export and Other:
Export:
Prepared Foods	64,338	59,473	34,735		26,714		30,528
Chicken	257,823	303,150	212,611		85,087		93,575
Total Export(b)	322,161	362,623	247,346		111,801		124,103
Other Chicken By-Products	15,448	21,083	(b	)	(b	)	(b	)
Total Export and Other	337,609	383,706	247,346		111,801		124,103
Total U.S. Chicken	4,098,403	4,411,269	4,091,706		1,738,312		1,649,058

Mexico Chicken Sales:	418,745	403,353	362,442		349,305		323,769
Total Chicken Sales	4,517,148	4,814,622	4,454,148		2,087,617		1,972,827

U.S. Turkey Sales:
Foodservice	30,269	73,908	120,676		138,405		170,770
Retail	96,968	125,741	154,289		154,552		162,220
	127,237	199,649	274,965		292,957		332,990
Export and Other(b)	3,664	5,189	11,287		12,721		15,128
Total U.S. Turkey Sales	130,901	204,838	286,252		305,678		348,118

Other Products:
United States	570,510	626,056	600,091		207,284		193,691
Mexico	17,006	20,759	23,232		18,766		19,082
Total Other Products	587,516	646,815	623,323		226,050		212,773

Total Net Sales	$5,235,565	$5,666,275	$5,363,723		$2,619,345		$2,533,718

Total Chicken Prepared Foods	$1,940,121	$1,965,766	$1,896,414		$921,063		$848,683

(a) The fiscal 2004 acquisition on November 23, 2003 has been accounted for as a purchase, and the results of operations for this acquisition have been included in our consolidated results of operations since the acquisition date.

(b) The Export and Other category was historically included the sales of certain chicken and turkey by-products sold in international markets as well as the export of chicken and turkey products. Prior to fiscal 2005, by-product sales were not specifically identifiable from the Export and Other category. Accordingly, a detail breakout is not available prior to such time; however, the Company believes that the relative split between these categories as shown in fiscal 2005 would not be dissimilar in the prior fiscal periods. Export items include certain poultry parts that have greater value in some overseas markets than in the U.S.

Pilgrim's Pride Corporation
September 30, 2006

The following table sets forth, beginning with fiscal 2002, the percentage of net U.S. chicken and turkey sales attributable to each of our primary product lines and the markets serviced with those products. We based the table and related discussion on our internal sales reports and their classification of product types and customers.

	Fiscal Year Ended
	Sept. 30, 2006	Oct. 1, 2005	Oct. 2, 2004(a)	Sept. 27, 2003	Sept. 28, 2002
U.S. Chicken Sales:
Prepared Foods:
Foodservice	38.2	36.8	40.3	42.1	39.9
Retail	7.5	6.4	5.2	9.4	9.6
Total Prepared Foods	45.7%	43.2%	45.5%	51.5%	49.5%

Fresh Chicken:
Foodservice	33.9	34.2	32.5	27.3	27.2
Retail	12.1	13.9	16.0	14.8	15.7
Total Fresh Chicken	46.0%	48.1%	48.5%	42.1%	42.9%

Export and Other:
Export:
Prepared Foods	1.6	1.3	0.8	1.5	1.9
Chicken	6.3	6.9	5.2	4.9	5.7
Total Export(b)	7.9	8.2	6.0	6.4	7.6
Other Chicken By-Products	0.4	0.5	(b )	(b )	(b )
Total Export and Other	8.3%	8.7%	6.0%	6.4%	7.6%
Total U.S. Chicken	100.0%	100.0%	100.0%	100.0%	100.0%

Total Chicken Prepared Foods as a percentage of U.S. Chicken	47.3%	44.5%	46.3%	53.0%	51.4%

U.S. Turkey Sales:
Foodservice	23.1	36.0	42.1	45.3	49.1
Retail	74.1	61.4	53.9	50.5	46.6
	97.2%	97.4%	96.0%	95.8%	95.7%
Export and Other(b)	2.8	2.6	4.0	4.2	4.3
Total U.S. Turkey	100.0%	100.0%	100.0%	100.0%	100.0%

(a) The fiscal 2004 acquisition on November 23, 2003 has been accounted for as a purchase, and the results of operations for this acquisition have been included in our consolidated results of operations since the acquisition date.

(b) The Export and Other category was historically included the sales of certain chicken and turkey by-products sold in international markets as well as the export of chicken and turkey products. Prior to fiscal 2005, by-product sales were not specifically identifiable from the Export and Other category. Accordingly, a detail breakout is not available prior to such time; however, the Company believes that the relative split between these categories as shown in fiscal 2005 would not be dissimilar in the prior fiscal periods. Export items include certain poultry parts that have greater value in some overseas markets than in the U.S.

Pilgrim's Pride Corporation
September 30, 2006

UNITED STATES

Product Types

Chicken Products

Prepared Foods Overview. During fiscal 2006, $1,875.8 million, or 45.7%, of our U.S. chicken sales were in prepared foods products to foodservice customers and retail distributors, as compared to $818.2 million in fiscal 2002. These numbers reflect the strategic focus for our growth and our fiscal 2004 acquisition. The market for prepared chicken products has experienced, and we believe will continue to experience, greater growth, higher average sales prices and higher margins than fresh chicken products. Also, the production and sale in the U.S. of prepared foods products reduce the impact of the costs of feed ingredients on our profitability. Feed ingredient costs are the single largest component of our total U.S. cost of sales, representing approximately 26% of our U.S. cost of sales for the fiscal year ended September 30, 2006. The production of feed ingredients is positively or negatively affected primarily by weather patterns throughout the world, the global level of supply inventories, demand for feed ingredients and the agricultural policies of the U.S. and foreign governments. As further processing is performed, feed ingredient costs become a decreasing percentage of a product’s total production cost, thereby reducing their impact on our profitability. Products sold in this form enable us to charge a premium, reduce the impact of feed ingredient costs on our profitability and improve and stabilize our profit margins.

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

Fresh Chicken Overview. Our fresh chicken business is an important component of our sales and accounted for $1,885.0 million, or 46.0%, of our total U.S. chicken sales for fiscal 2006. In addition to maintaining sales of mature, traditional fresh chicken products, our strategy is to shift the mix of our U.S. fresh chicken products by continuing to increase sales of higher margin, faster growing products, such as marinated chicken and chicken parts, and to continually shift portions of this product mix into the higher value and margin prepared foods category.

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

Export and Other Chicken Products Overview. Our export and other products consist of whole chickens and chicken parts sold primarily in bulk, non-branded form, either refrigerated to distributors in the U.S. or frozen for distribution to export markets, and branded and non-branded prepared foods products for distribution to export markets. In fiscal 2006, approximately $337.6 million, or 8.3%, of our total U.S. chicken sales were attributable to U.S. chicken export and other products. These exports and other products, other than the prepared foods products, have historically been characterized by lower prices and greater price volatility than our more value-added product lines.

Pilgrim's Pride Corporation
September 30, 2006

Turkey Products

Turkey Overview. Our turkey business accounted for $127.2 million of sales in fiscal 2006. As is typical for the industry, a significant portion of the sales of fresh and frozen whole turkeys is seasonal in nature, with the height of sales occurring during the Thanksgiving and Christmas holidays.

Most turkey products are sold to established customers pursuant to agreements with varying terms that either set a fixed price or are subject to a market driven formula with some agreements based upon market prices reported by the USDA and other public price reporting services, plus a markup, subject in many cases to minimum and maximum prices. This is dependent upon the customer’s location, volume, product specifications and other factors. We believe our practices with respect to sales of fresh turkey are generally consistent with those of our competitors with similar programs.

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

We believe the Company is well-positioned to be the primary or secondary supplier to many national and international chain restaurants who require multiple suppliers of chicken products. Additionally, we believe we are well suited to be the sole supplier for many regional chain restaurants. Regional chain restaurants often offer better margin opportunities and a growing base of business.

We believe we have significant competitive strengths in terms of full-line product capabilities, high-volume production capacities, research and development expertise and extensive distribution and marketing experience relative to smaller and non-vertically integrated producers. While the overall chicken market has grown consistently, we believe the majority of this growth in recent years has been in the foodservice market. According to the National Chicken Council, from 2001 through 2005, sales of chicken products to the foodservice market grew at a compounded annual growth rate of approximately 7.0%, versus 5.5% growth for the chicken industry overall. Foodservice growth is anticipated to continue as food-away-from-home expenditures continue to outpace overall industry rates. According to the National Restaurant Association, food-away-from-home expenditures grew at a compounded annual growth rate of approximately 5.2% from 2001 through 2005 and are projected to grow at a 3.5% compounded annual growth rate from 2005 through 2010. As a result, the food-away-from-home category is projected by the National Restaurant Association to account for 53% of total food expenditures by 2010, as compared with the current amount of 47.5%. Due to internal growth and our fiscal 2004 acquisition, our sales to the foodservice market from fiscal 2002 through fiscal 2006 grew at a compounded annual growth rate of 27.8% and represented 72.1% of the net sales of our U.S. chicken operations in fiscal 2006.

Pilgrim's Pride Corporation
September 30, 2006

Foodservice - Prepared Foods. The majority of our sales to the foodservice market consist of prepared foods products. Our prepared chicken products sales to the foodservice market were $1,567.3 million in fiscal 2006 compared to $659.9 million in fiscal 2002, a compounded annual growth rate of approximately 24.1%. In addition to the significant increase in sales created by the fiscal 2004 acquisition, we attribute this growth in sales of prepared chicken products to the foodservice market to a number of factors:

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

- Our further processing facilities, with a wide range of capabilities, are particularly well suited to the high-volume production as well as low-volume custom production runs necessary to meet both the capacity and quality requirements of the foodservice market; and

- We have established a reputation for dependable quality, highly responsive service and excellent technical support.

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

Pilgrim's Pride Corporation
September 30, 2006

Retail. The retail market consists primarily of grocery store chains, wholesale clubs and other retail distributors. We concentrate our efforts in this market on sales of branded, prepackaged cut-up and whole chicken to grocery store chains and retail distributors. For a number of years, we have invested in both trade and retail marketing designed to establish high levels of brand name awareness and consumer preferences.

We utilize numerous marketing techniques, including advertising, to develop and strengthen trade and consumer awareness and increase brand loyalty for consumer products marketed under the Pilgrim’s Pride® brand. Our founder, Lonnie “Bo” Pilgrim, is the featured spokesperson in our television, radio and print advertising, and a trademark cameo of a person wearing a Pilgrim’s hat serves as the logo on all of our primary branded products. As a result of this marketing strategy, Pilgrim’s Pride® is a well-known brand name in a number of markets. We believe our efforts to achieve and maintain brand awareness and loyalty help to provide more secure distribution for our products. We also believe our efforts at brand awareness generate greater price premiums than would otherwise be the case in certain markets. We also maintain an active program to identify consumer preferences. The program primarily consists of discovering and validating new product ideas, packaging designs and methods through sophisticated qualitative and quantitative consumer research techniques in key geographic markets.

Retail - Prepared Foods. We sell retail-oriented prepared chicken products primarily to grocery store chains located throughout the U.S. Our prepared chicken products sales to the retail market were $308.5 million in fiscal 2006 compared to $158.3 million in fiscal 2002, a compounded annual growth rate of approximately 18.2%. We believe that our growth in this market segment will continue as retailers concentrate on satisfying consumer demand for more products that are quick, easy and convenient to prepare at home.

Retail - Fresh Chicken. Our prepackaged retail products include various combinations of freshly refrigerated, whole chickens and chicken parts in trays, bags or other consumer packs labeled and priced ready for the retail grocer’s fresh meat counter. Our retail fresh chicken products are sold in the midwestern, southwestern, southeastern and western regions of the U.S. Our fresh chicken sales to the retail market were $496.6 million in fiscal 2006 compared to $258.4 million in fiscal 2002, a compounded annual growth rate of approximately 17.7% resulting primarily from our fiscal 2004 acquisition. We believe the retail prepackaged fresh chicken business will continue to be a large and relatively stable market, providing opportunities for product differentiation and regional brand loyalty.

Export and Other Chicken Products. Our export and other chicken products, with the exception of our exported prepared foods products, consist of whole chickens and chicken parts sold primarily in bulk, non-branded form either refrigerated to distributors in the U.S. or frozen for distribution to export markets. In the U.S., prices of these products are negotiated daily or weekly and are generally related to market prices quoted by the USDA or other public price reporting services. We also sell U.S.-produced chicken products for export to Eastern Europe, including Russia; the Far East; Mexico and other world markets.

Historically, we have targeted international markets to generate additional demand for our dark chicken meat, which is a natural by-product of our U.S. operations given our concentration on prepared foods products and the U.S. customers’ general preference for white chicken meat. We have also begun selling prepared chicken products for export to the international divisions of our U.S. chain restaurant customers. We believe that U.S. chicken exports will continue to grow as worldwide demand increases for high-grade, low-cost meat protein sources. We also believe that worldwide demand for higher margin prepared foods products will increase over the next several years. Accordingly, we believe we are well positioned to capitalize on such growth. Also included in these categories are chicken by-products, which are converted into protein products and sold primarily to manufacturers of pet foods.

Pilgrim's Pride Corporation
September 30, 2006

Markets for Turkey Products

Retail. Most of our turkey sales are derived from products sold to the retail market. This market consists primarily of grocery store chains, wholesale clubs and other retail distributors. We concentrate our efforts in this market on sales of branded, prepackaged whole turkeys to grocery store chains and retail distributors in the eastern and southwestern regions of the U.S. We believe this regional marketing focus enables us to develop consumer brand franchises and capitalize on proximity to the trade customer in terms of lower transportation costs, more timely and responsive service and enhanced product freshness.

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

Retail - Fresh Turkey. Our prepackaged, retail products include various combinations of freshly refrigerated and frozen whole turkeys. We believe the retail prepackaged fresh turkey business will continue to be a large and relatively stable market, providing opportunities for product differentiation and regional brand loyalty with large seasonal spikes during the holiday seasons.

Markets for Other Products

We have regional distribution centers located in Arizona, Florida, Iowa, Mississippi, North Carolina, Texas and Utah that are primarily focused on distributing our own chicken products; however, the distribution centers also distribute certain poultry and non-poultry products purchased from third parties to independent grocers and quick service restaurants. Our non-chicken distribution business is conducted as an accommodation to our customers and to achieve greater economies of scale in distribution logistics. Poultry sales from our regional distribution centers are included in the chicken and turkey sales amounts contained in the above tables; however, all non-poultry sales amounts are contained in the Other Products. We believe the store-door delivery capabilities for our own poultry products provide a strategic service advantage in selling to quick service, national chain restaurants.

We market fresh eggs under the Pilgrim’s Pride® brand name, as well as under private labels, in various sizes of cartons and flats to U.S. retail grocery and institutional foodservice customers located primarily in Texas. We have a housing capacity for approximately 2.1 million commercial egg laying hens which can produce approximately 42 million dozen eggs annually. U.S. egg prices are determined weekly based upon reported market prices. The U.S. egg industry has been consolidating over the last few years, with the 25 largest producers accounting for more than 65.1% of the total number of egg laying hens in service during 2006.

Pilgrim's Pride Corporation
September 30, 2006

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

Pilgrim's Pride Corporation
September 30, 2006
MEXICO

Background

The Mexico market represented approximately 8.3% of our net sales in fiscal 2006. We are the second largest producer and seller of chicken in Mexico. We believe that we are one of the lowest cost producers of chicken in Mexico.

Product Types

While the market for chicken products in Mexico is less developed than in the U.S., with sales attributed to fewer, more basic products, we have been successful in differentiating our products through high quality client service and product improvements such as dry-air chilled eviscerated products. The supermarket chains consider us the leaders in innovation for fresh products. The market for value added products is increasing. Our strategy is to capitalize on this trend through our vast U.S. experience in both products and quality and our extended distribution and well known service.

Markets

We sell our chicken products primarily to wholesalers, large restaurant chains, fast food accounts, supermarket chains and direct retail distribution in selected markets. We have national presence from the Texas border to Cancun in the Caribbean. We are currently present in all but three of the 32 Mexican States, which in total represent 94% of the Mexican population.

Foreign Operations Risks

Our foreign operations pose special risks to our business and operations. See Item 1A. “Risk Factors” for a discussion of foreign operations risks.

Pilgrim's Pride Corporation
September 30, 2006

GENERAL

Competitive Conditions

The chicken and turkey industries are highly competitive and our largest U.S. competitor has greater financial and marketing resources than we do. In the U.S., Mexico and Puerto Rico, we compete principally with other vertically integrated poultry companies. We are the second largest producer of chicken in the United States, the second largest producer and seller in Mexico and the largest producer in Puerto Rico. The largest producer in the United States is Tyson Foods, Inc. and in Mexico, the largest is Industrias Bachoco SA de CV.

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

In Mexico, where product differentiation has traditionally been limited, product quality, service and price have been the most critical competitive factors. The North American Free Trade Agreement, which went into effect on January 1, 1994, required annual reductions in tariffs for chicken and chicken products in order to eliminate those tariffs by January 1, 2003. On November 21, 2002, the Mexican Secretariat of the Economy announced it would initiate an investigation to determine whether a temporary safeguard action was warranted to protect the domestic poultry industry when import tariffs on poultry were eliminated in January 2003. The action stemmed from concerns of the Union Nacional Avicultores (UNA) that duty-free imports of leg quarters would injure the Mexico poultry industry. In July 2003, the U.S. and Mexico entered into a safeguard agreement with regard to imports into Mexico of chicken leg quarters from the U.S. Under this agreement, a tariff rate for chicken leg quarters of 98.8% of the sales price was established. The tariff rate on import duties was reduced on January 1, 2006, to 39.5%, and in each of the following two years the tariff rate is to be reduced in equal increments so that the final tariff rate on January 1, 2008 will be zero. As such tariffs are reduced, we expect greater amounts of chicken to be imported into Mexico from the U.S., which could negatively affect the profitability of Mexican chicken producers and positively affect the profitability of U.S. exporters of chicken to Mexico. Although this could have a negative impact on our Mexican chicken operations, we believe that this will be mitigated by the close proximity of our U.S. operations to the Mexican border. We have the largest U.S. production and distribution capacities near the Mexican border, which gives us a strategic advantage to capitalize on exports of U.S. chicken to Mexico.

While the extent of the impact of the elimination of tariffs is uncertain, we believe we are uniquely positioned to benefit from this elimination for two reasons. First, we have an extensive distribution network in Mexico, which distributes products to 29 of the 32 Mexican states, encompassing approximately 94% of the total population of Mexico. We believe this distribution network will be an important asset in distributing our own, as well as other companies’, U.S. produced chicken into Mexico. Second, we have the largest U.S. production and distribution capacities near the Mexican border, which will provide us with cost advantages in exporting U.S. chicken into Mexico. These facilities include our processing facilities in Mt. Pleasant, Lufkin, Nacogdoches, Dallas and Waco, Texas, and distribution facilities in San Antonio and El Paso, Texas and Phoenix, Arizona.

Pilgrim's Pride Corporation
September 30, 2006

We are not a significant competitor in the distribution business as it relates to products other than chicken. We distribute these products solely as a convenience to our chicken customers. The broad-line distributors do not consider us to be a factor in those markets. The competition related to our other products such as table eggs, feed and protein are much more regionalized and no one competitor is dominant.

Key Customers

Our two largest customers accounted for approximately 17% of our net sales in fiscal 2006, and our largest customer, Wal-Mart Stores Inc., accounted for 12% of our net sales.

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

Employees and Labor Relations

As of September 30, 2006, we employed approximately 34,600 persons in the U.S. and 5,300 persons in Mexico. Approximately 13,300 employees at various facilities in the U.S. are members of collective bargaining units. In Mexico, approximately 3,000 of our hourly employees are covered by collective bargaining agreements. We have not experienced any work stoppage at any location in over five years. We believe our relations with our employees are satisfactory. At any given time, we will be in some stage of contract negotiation with various collective bargaining units.

Financial Information about Foreign Operations

The Company’s foreign operations are in Mexico. Geographic financial information is set forth in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Pilgrim's Pride Corporation
September 30, 2006

Available Information; NYSE CEO Certification

The Company’s Internet website is http://www.pilgrimspride.com. The Company makes available, free of charge, through its Internet website, the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Directors and Officers Forms 3, 4 and 5, and amendments to those reports, as soon as reasonably practicable after electronically filing such materials with, or furnishing them to, the Securities and Exchange Commission. The public may read and copy any materials that the Company files with the Securities and Exchange Commission at the Public Reference Room at 100 F Street, NE, Washington, DC 20549 and may obtain information about the operation of the Public Information Room by calling the Securities and Exchange Commission at 1-800-SEC-0330.

In addition, the Company makes available, through its Internet website, the Company’s Business Code of Conduct and Ethics, Corporate Governance Guidelines and the written charter of the Audit Committee, all of which are available in print to any stockholder who requests it by contacting the Secretary of the Company at 4845 U.S. Highway 271 North, Pittsburg, Texas 75686-0093.

As required by the rules of the New York Stock Exchange, the Company submitted its unqualified Section 303A.12(a) Co-Principal Executive Officers Certification for the preceding year to the New York Stock Exchange.

We included the certifications of the Co-Principal Executive Officers and the Chief Financial Officer of the Company required by Section 302 of the Sarbanes-Oxley Act of 2002 and related rules, relating to the quality of the Company's public disclosure, in this report on Form 10-K as Exhibits 31.1, 31.2 and 31.3.

Executive Officers

Set forth below is certain information relating to our current executive officers:

Name	Age	Positions
Lonnie "Bo" Pilgrim	78	Chairman of the Board
Clifford E. Butler	64	Vice Chairman of the Board
O.B. Goolsby, Jr.	59	President, Chief Executive Officer, and Director
Richard A. Cogdill	46	Chief Financial Officer
		Secretary, Treasurer and Director
J. Clinton Rivers	47	Chief Operating Officer
Robert A. Wright	52	Executive Vice President of
		Sales and Marketing

Lonnie "Bo" Pilgrim has served as Chairman of the Board since the organization of Pilgrim's Pride in July 1968. Mr. Pilgrim was previously Chief Executive Officer from July 1968 to June 1998. Prior to the incorporation of Pilgrim's Pride, Mr. Pilgrim was a partner in its predecessor partnership business founded in 1946.

Pilgrim's Pride Corporation
September 30, 2006

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

Pilgrim's Pride Corporation
September 30, 2006

Risk Factors

The following risk factors should be read carefully in connection with evaluating our business and the forward-looking information contained in this Annual Report on Form 10-K. Any of the following risks could materially adversely affect our business, operations, industry or financial position or our future financial performance. While we believe we have identified and discussed below the key risk factors affecting our business, there may be additional risks and uncertainties that are not presently known or that are not currently believed to be significant that may adversely affect our business, operations, industry, financial position and financial performance in the future.

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

The cost of corn, our primary feed ingredient, increased significantly from August 2006 to the date of this report, and there can be no assurance that the price of corn will not continue to rise as a result of, among other things, increasing demand for corn products around the world and alternative uses of corn, such as ethanol production.

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

Pilgrim's Pride Corporation
 September 30, 2006

During the first half of fiscal 2006, there was substantial publicity regarding a highly pathogenic strain of avian influenza, known as H5N1, which has been affecting Asia since 2002 and which has recently been found in Eastern Europe. It is widely believed that H5N1 is being spread by migratory birds, such as ducks and geese. There have also been some cases where H5N1 is believed to have passed from birds to humans as humans came into contact with live birds that were infected with the disease.

Although highly pathogenic H5N1 has not been identified in North America, there have been outbreaks of low pathogenic strains of avian influenza in North America, including in the U.S. in 2002 and 2004, and in Mexico outbreaks of both high and low-pathogenic strains of avian influenza is a fairly common occurrence, including this year, which have impacted our operations. Historically, the outbreaks of low pathogenic avian influenza have not generated the same level of concern, or received the same level of publicity or been accompanied by the same reduction in demand for poultry products in certain countries as that recently associated with the highly pathogenic H5N1 strain. Accordingly, even if the highly pathogenic H5N1 strain does not spread to North or Central America, there can be no assurance that it will not materially adversely affect demand for North or Central American produced poultry internationally and/or domestically, and, if it were to spread to North or Central America, there can be no assurance that it would not significantly affect our ability to conduct our operations and/or demand for our products, in each case in a manner having a material adverse effect on our business, reputation and/or prospects.

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

Pilgrim's Pride Corporation
September 30, 2006

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

As described above under “Contamination of Products,” if our poultry products become contaminated, we may be subject to product liability claims and product recalls. In October 2002, we voluntarily recalled all cooked deli products produced at one of our facilities from May 1, 2002 through October 11, 2002. In connection with this recall, we were named as a defendant in a number of lawsuits brought by individuals alleging injuries resulting from contracting Listeria monocytogenes. See Item 3. “Legal Proceedings.” There can be no assurance that any litigation or reputational injury associated with this or any future product recalls will not have a material adverse effect on our ability to market our products successfully or on our business, reputation, prospects, financial condition and results of operations.

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

Pilgrim's Pride Corporation
September 30, 2006

Government Regulation. Regulation, present and future, is a constant factor affecting our business.

The chicken and turkey industries are subject to federal, state and local governmental regulation, including in the health, safety and environmental areas. We anticipate increased regulation by various agencies concerning food safety, the use of medication in feed formulations and the disposal of poultry by-products and wastewater discharges.

Also, changes in laws or regulations or the application thereof may lead to government enforcement actions and the resulting litigation by private litigants. We are aware of an industry-wide investigation by the Wage and Hour Division of the U.S. Department of Labor to ascertain compliance with various wage and hour issues, including the compensation of employees for the time spent on such activities such as donning and doffing work equipment. We have been named a defendant in several related suits brought by employees. Due, in part, to the government investigation and the recent U.S. Supreme Court decision in IBP, Inc. v. Alvarez, it is possible that we may be subject to additional employee claims.

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

In Mexico, where product differentiation has traditionally been limited, product quality and price have been the most critical competitive factors. Additionally, the North American Free Trade Agreement, which went into effect on January 1, 1994, required annual reductions in tariffs for chicken and chicken products in order to eliminate those tariffs by January 1, 2003. On November 21, 2002, the Mexican Secretariat of the Economy announced that it would initiate an investigation to determine whether a temporary safeguard action was warranted to protect the domestic poultry industry when import tariffs on poultry were eliminated in January 2003.  In July 2003, the U.S. and Mexico entered into a safeguard agreement with regard to imports into Mexico of chicken leg quarters from the U.S. Under this agreement, a tariff rate for chicken leg quarters of 98.8% of the sales price was established. This tariff was reduced on January 1, 2006 to 39.5% and is to be reduced in each of the following two years in equal increments so that the final tariff rate at January 1, 2008 will be zero. As those tariffs are reduced, increased competition from chicken imported into Mexico from the U.S. may have a material adverse effect on the Mexican chicken industry in general, and on our Mexican operations in particular.

Pilgrim's Pride Corporation
September 30, 2006

Loss of Key Customers. The loss of one or more of our largest customers could adversely affect our business.

Our two largest customers accounted for approximately 17% of our net sales in fiscal 2006, and our largest customer, Wal-Mart Stores Inc., accounted for 12% of our net sales. Our business could suffer significant set backs in revenues and operating income if we lost one or more of our largest customers, or if our customers' plans and/or markets should change significantly.

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

Acquisitions may be structured in such a manner that would result in the assumption of unknown liabilities not disclosed by the seller or uncovered during pre-acquisition due diligence. For example, our acquisition of the ConAgra chicken division was structured as a stock purchase. In that acquisition we assumed all of the liabilities of the ConAgra chicken division, including liabilities that may be unknown. Similarly, the acquisition of Gold Kist would likely expose us to unknown liabilities. These obligations and liabilities could harm our financial condition and operating results.

Pilgrim's Pride Corporation
September 30, 2006

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

Despite our indebtedness, we are not prohibited from incurring significant additional indebtedness in the future. If additional debt is added to our current debt levels, the related risks that we now face could intensify. The completion of our proposed acquisition of Gold Kist would increase our indebtedness substantially.

Proposed Acquisition of Gold Kist. A number of risks are associated with our proposed acquisition of Gold Kist, and the consummation of an acquisition would increase certain risks we now face.

Pilgrim's Pride Corporation
September 30, 2006

The Gold Kist Board has rejected our offer to purchase Gold Kist and commenced litigation that is intended to prevent the acquisition. Gold Kist has not made available to us materials for due diligence. Accordingly, we may not be able to complete the proposed acquisition of Gold Kist or obtain detailed due diligence materials. Further, if we acquire Gold Kist, there are no assurances that we can effectively integrate Gold Kist's business or realize the associated cost savings and operating synergies currently anticipated. Additionally, the acquisition of Gold Kist would increase our indebtedness substantially.

Foreign Operations Risks. Our foreign operations pose special risks to our business and operations.

We have significant operations and assets located in Mexico and may participate in or acquire operations and assets in other foreign countries in the future. Foreign operations are subject to a number of special risks, including among others:

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

As described in more detail in Item 12. "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," through two limited partnerships and related trusts and voting agreements, Lonnie "Bo" Pilgrim, Patty R. Pilgrim, his wife, and Lonnie Ken Pilgrim, his son, control 62.225% of the voting power of our outstanding common stock. Accordingly, they control the outcome of all actions requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of Pilgrim's Pride or its assets. This ensures their ability to control the foreseeable future direction and management of Pilgrim's Pride. In addition, an event of default under certain agreements related to our indebtedness will occur if Lonnie "Bo" Pilgrim and certain members of his family cease to own at least a majority of the voting power of the outstanding common stock.

Pilgrim's Pride Corporation
September 30, 2006

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

The U.S. chicken processing plants have weekly capacity to process 28.2 million broilers and operated at 97.7% of capacity in fiscal 2006. On October 29, 2006, we announced a reduction of weekly chicken processing beginning January 1, 2007 which will increase available production capacity.

Our turkey plant has the weekly capacity to process 0.2 million birds under current inspection and line configurations and operates at 94% of capacity. Our Mexico facilities have the capacity to process 3.2 million broilers per week and operated at 89% of capacity in fiscal 2006. Our Puerto Rico processing plant has the capacity to process 0.3 million birds per week based on one eight-hour shift per day. For segment reporting purposes, we include Puerto Rico with our U.S. operations.

In the U.S., the processing plants are supported by 26 hatcheries, 20 feed mills and 8 rendering plants. The hatcheries, feed mills and rendering plants operated at 91%, 86% and 82% of capacity, respectively, in fiscal 2006. In Puerto Rico, the processing plant is supported by one hatchery and one feed mill which operated at 86% and 50% of capacity, respectively, in fiscal 2006. Excluding commercial feed products, the Puerto Rico feed mill is running at 50% of capacity. In Mexico, the processing plants are supported by six hatcheries, four feed mills and two rendering facilities. The Mexico hatcheries, feed mills and rendering facilities operated at 98%, 80% and 79% of capacity, respectively, in fiscal 2006.

We also operate ten prepared foods plants. These plants are located in Georgia, Louisiana, Pennsylvania, Tennessee, Texas and West Virginia. These plants have the capacity to produce approximately 1,168 million pounds of further processed product per year and in fiscal 2006 operated at approximately 87% of capacity based on the current product mix and six-day production at most facilities and 24/7 production at two facilities.

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

Pilgrim's Pride Corporation
September 30, 2006

We have 13 regional distribution centers located in Arizona, Florida, Iowa, Mississippi, North Carolina, Texas, and Utah, six of which we own and seven of which we lease.

A significant portion of our domestic property, plant and equipment are pledged as collateral on our revolving term loan and our secured term loan. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Item 3. Legal Proceedings

On July 1, 2002, three individuals, on behalf of themselves and a putative class of chicken growers, filed their original class action complaint against the Company in the United States District Court for the Eastern District of Texas, Texarkana Division, styled “Cody Wheeler, et al. vs. Pilgrim’s Pride Corporation.” In their lawsuit, plaintiffs initially alleged that the Company violated the Packers and Stockyards Act (7 U.S.C. Section 192) and breached fiduciary duties allegedly owed to the plaintiff growers. The plaintiffs also brought individual actions under the Packers and Stockyards Act alleging, among other things, breach of fiduciary duties and breach of contract. On September 30, 2005, plaintiffs amended their lawsuit to join Tyson Foods, Inc. as a co-defendant. Two additional former chicken growers were also added as plaintiffs to the lawsuit. This amendment, which occurred 38 months after the lawsuit’s initial filing, virtually re-wrote most of the allegations. Now the plaintiffs contend that the Company and Tyson are involved in a conspiracy to violate federal antitrust laws. The plaintiffs’ initial allegations, although still contained in the amended lawsuit, are no longer the sole focus of the case. On January 3, 2006, the Court entered an Order severing the plaintiffs’ Packers and Stockyards Act and antitrust claims. The Court ordered that the plaintiffs may proceed with their Packers and Stockyards Act claims as set forth in Plaintiffs’ Third Amended Complaint. The Court also ordered that the plaintiffs may proceed with their respective antitrust claims asserted against the Company and Tyson in a separate cause of action styled “Cody Wheeler, et al vs. Pilgrim’s Pride Corporation, et al”. On March 6, 2006, the plaintiffs filed their motion for class certification in the original lawsuit. Pilgrim’s Pride attacked the plaintiffs’ class certification brief on several grounds, and ultimately the plaintiffs voluntarily withdrew their Motion for Class Certification on May 26, 2006. As a result, the Court canceled the class certification hearing and on June 2, 2006 the Court entered an Order withdrawing Plaintiffs’ Motion for Class Certification and prohibiting the plaintiffs from filing any additional class-action claims against Pilgrim’s Pride in this lawsuit. Additionally, the two former growers who joined the lawsuit on September 30, 2005 withdrew from the case. The lawsuit is currently proceeding with individual claims by the three original individual plaintiffs against Pilgrim’s Pride. The Company intends to defend vigorously against the plaintiffs’ individual claims. The Company does not expect this matter to have a material impact on its financial position, operations or liquidity.

On January 3, 2006, an action styled "Cody Wheeler, et al. vs. Pilgrim's Pride Corporation, et al.", arising out of the original Wheeler litigation described above, was filed in the United States District Court for the Eastern District of Texas, Texarkana Division. The lawsuit was filed by the three original plaintiffs and a former grower, both in their individual capacities and on behalf of a putative class of chicken growers. In the lawsuit, the four plaintiffs allege that the Company and Tyson are involved in a conspiracy to violate federal antitrust laws. A Docket Control Order has been entered by the Court and a class certification hearing is currently scheduled for January 24, 2007. The proceedings are currently in the early stages of discovery. The Company intends to defend vigorously both the certification of the case as a class action and the merits of the four plaintiffs’ individual claims. The Company does not expect this matter to have a material impact on its financial position, operations or liquidity.

Pilgrim's Pride Corporation
September 30, 2006

In October 2002, a limited number of USDA environmental samples from our Franconia, Pennsylvania plant tested positive for Listeria. As a result, we voluntarily recalled all cooked deli products produced at the plant from May 1, 2002 through October 11, 2002. No illnesses have been linked to any of our recalled products, and none of such products have tested positive for the strain of Listeria associated with an outbreak in the Northeastern U.S. that occurred during the summer of 2002. However, following this recall, a number of demands and cases have been made and filed alleging injuries purportedly arising from the consumption of products produced at this facility. As of this date, all of these cases have been resolved and dismissed other than “Dennis Wysocki, as the Administrator of the Estate of Matthew Tyler Wysocki, deceased, and Dennis Wysocki and Karen Wysocki, individually v. Pilgrim’s Pride Corporation and Jack Lambersky Poultry Company, et al,” which was filed in the Supreme Court of the State of New York, County of New York, on July 30, 2004; and “Roberta Napolitano, as Trustee of the Bankruptcy Estate of Burke Caren Kantrow v. Pilgrim’s Pride Corporation, Wampler Foods, Inc. and Jack Lambersky Poultry Company, d/b/a J. L. Foods, Inc.”, which we do not expect to have a material impact on our financial position, operations or liquidity.

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

As described above under “Item 1. Business-General Development of Business-Recent Business Acquisition Activities” on October 12, 2006, a complaint styled “Gold Kist Inc. v. Pilgrim’s Pride Corporation, Protein Acquisition Corporation, et al” was filed in the United States District Court for the Northern District of Georgia, Atlanta Division, alleging that the election of our President’s and Chief Executive Officer’s nominees to the Gold Kist Board of Directors would violate Section 8 of the Clayton Act and seeking to enjoin our solicitation of the Gold Kist stockholders to elect such persons to the Gold Kist Board. The complaint also alleges that we violated the proxy and tender offer rules by failing to disclose such alleged violation of the Clayton Act.

In addition to moving to dismiss Gold Kist’s federal securities laws claims, we believe that we have meritorious defenses to Gold Kist’s Clayton Act claims. We intend to file responses to Gold Kist’s motion for injunctive relief on or about December 22, 2006. The Court has scheduled a hearing date for Gold Kist’s preliminary injunction motion on January 16, 2007.

Pilgrim's Pride Corporation
September 30, 2006

    The Wage and Hour Division of the U.S. Department of Labor conducted an industry wide investigation to ascertain compliance with various wage and hour issues, including the compensation of employees for the time spent on such activities such as donning and doffing work equipment. Due, in part, to the government investigation and the recent U.S. Supreme Court decision in IBP, Inc. b. Alvarez, employees have brought claims against the Company. The claims filed against us as of the date of this report include: “Juan Garcia, et al. v. Pilgrim’s Pride Corporation, a/k/a Wampler Foods, Inc.”, filed in Pennsylvania state court on January 27, 2006 and subsequently removed to the U.S. District Court for the Eastern District of Pennsylvania; “Esperanza Moya, et al. v. Pilgrim’s Pride Corporation and Maxi Staff, LLC”, filed March 23, 2006 in the Eastern District of Pennsylvania; “Barry Antee, et al. v. Pilgrim’s Pride Corporation “ filed April 20, 2006 in the Eastern District of Texas; “Stephania Aaron, et al. v. Pilgrim’s Pride Corporation” filed August 22, 2006 in the Western District of Arkansas; “Salvador Aguilar, et al. v. Pilgrim’s Pride Corporation” filed August 23, 2006 in the Northern District of Alabama; and “Benford v. Pilgrim’s Pride Corporation” filed November 2, 2006 in the Northern District of Alabama. Neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to any of these cases can be determined at this time. These cases are in various stages of litigation which we intend to vigorously defend.

We are subject to various other legal proceedings and claims, which arise in the ordinary course of our business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect our financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Pilgrim's Pride Corporation
September 30, 2006

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Quarterly Stock Prices and Dividends

High and low prices of and dividends relating to the Company’s common stock for the periods indicated were:

	Prices 2006		Prices 2005		Dividends
Quarter	High	Low	High	Low	2006	2005

PPC Common Stock
First	$37.75	$30.11	$35.00	$25.76	$1.0225	$.015
Second	27.00	20.95	39.85	28.84	.0225	.015
Third	28.09	20.85	38.61	33.32	.0225	.015
Fourth	29.00	23.11	40.23	30.91	.0225	.015

Holders

The Company’s common stock (ticker symbol “PPC”) is traded on the New York Stock Exchange. The Company estimates there were approximately 29,300 holders (including individual participants in security position listings) of the Company’s common stock as of November 10, 2006.

Dividends

Starting in the first quarter of fiscal 2006, the Company’s Board of Directors has declared cash dividends of $0.0225 per share of common stock. Additionally, in the first quarter of fiscal 2006, the Company’s Board of Directors declared a special $1.00 dividend per share of common stock. Prior to fiscal 2006 and with the exception of two quarters in 1993, the Company's Board of Directors declared cash dividends of $0.015 per share of common stock (on a split adjusted basis) every fiscal quarter since the Company's initial public offering in 1986. Payment of future dividends will depend upon the Company's financial condition, results of operations and other factors deemed relevant by the Company's Board of Directors, as well as any limitations imposed by lenders under the Company's credit facilities. The Company's revolving credit facility and revolving/term borrowing facility currently limit dividends to a maximum of $13 million per year. See “Note E - Notes Payable and Long-Term Debt” of the notes to Consolidated Financial Statements included in Item 15 for additional discussions of the Company's credit facilities.

Issuer Purchases of Equity Security in fiscal 2006

    The Company did not repurchase any of its equity securities in fiscal 2006.

Pilgrim's Pride Corporation
September 30, 2006

Item 6. Selected Financial Data

(In thousands, except ratios and per share data)	Eleven Years Ended September 30, 2006
	2006	2005	2004(a)(b)	2003
			(53 weeks)
Income Statement Data:
Net sales	$5,235,565	$5,666,275	$5,363,723	$2,619,345
Gross profit(d)	297,600	745,199	529,039	200,483
Operating income(d)	3,002	435,812	265,314	63,613
Interest expense, net	40,553	43,932	52,129	37,981
Income (loss) before income taxes(d)	(36,317)	403,523	208,535	63,235
Income tax expense (benefit)(e)	(2,085)	138,544	80,195	7,199
Net income (loss)(d)	(34,232)	264,979	128,340	56,036
Ratio of earnings to fixed charges(f)	(f )	7.19x	4.08x	2.24x
Per Common Share Data:(g)
Net income (loss)	$(0.51)	$3.98	$2.05	$1.36
Cash dividends	1.090	0.06	0.06	0.06
Book value	16.79	18.38	13.87	10.46
Balance Sheet Summary:
Working capital	$528,836	$404,601	$383,726	$211,119
Total assets	2,426,868	2,511,903	2,245,989	1,257,484
Notes payable and current maturities of long-term debt	10,322	8,603	8,428	2,680
Long-term debt, less current maturities	554,876	518,863	535,866	415,965
Total stockholders’ equity	1,117,327	1,223,598	922,956	446,696
Cash Flow Summary:
Operating cash flow	$30,382	$493,073	$272,404	$98,892
Depreciation & amortization(h)	135,133	134,944	113,788	74,187
Purchases of investment securities	318,266	305,458	--	--
Proceeds from sale or maturity of investment securities	490,764	--	--	--
Capital expenditures	143,882	116,588	79,642	53,574
Business acquisitions, net of equity consideration(a)(c)	--	--	272,097	4,499
Financing activities, net provided by (used in)	(38,750)	18,860	96,665	(39,767)
Other Data:
EBITDA(i)	$136,763	$580,078	$372,501	$173,926
Key Indicators (as a percentage of net sales):
Gross profit(d)	5.7%	13.2%	9.9%	7.7%
Selling, general and administrative expenses	5.6%	5.5%	4.8%	5.2%
Operating income (d)	0.8%	7.7%	4.9%	2.4%
Interest expense, net	1.0%	0.9%	1.0%	1.5%
Net income (loss)(d)	(0.7)%	4.7%	2.4%	2.1%

Pilgrim's Pride Corporation
September 30, 2006

Eleven Years Ended September 30, 2006
2002	2001(c)	2000	1999	1998	1997	1996
			(53 weeks)

$2,533,718	$2,214,712	$1,499,439	$1,357,403	$1,331,545	$1,277,649	$1,139,310
165,165	213,950	165,828	185,708	136,103	114,467	70,640
29,904	94,542	80,488	109,504	77,256	63,894	21,504
32,003	30,775	17,779	17,666	20,148	22,075	21,539
1,910	61,861	62,786	90,904	56,522	43,824	(4,533)
(12,425)	20,724	10,442	25,651	6,512	2,788	2,751
14,335	41,137	52,344	65,253	50,010	41,036	(7,284)
(f)	2.13x	3.04x	4.33x	2.96x	2.57x	(f )

$0.35	$1.00	$1.27	$1.58	$1.21	$0.99	$(0.18)
0.06	0.06	0.06	0.045	0.04	0.04	0.04
9.59	9.27	8.33	7.11	5.58	4.41	3.46

$179,037	$203,350	$124,531	$154,242	$147,040	$133,542	$88,455
1,227,890	1,215,695	705,420	655,762	601,439	579,124	536,722
3,483	5,099	4,657	4,353	5,889	11,596	35,850
450,161	467,242	165,037	183,753	199,784	224,743	198,334
394,324	380,932	342,559	294,259	230,871	182,516	143,135

$98,113	$87,833	$130,803	$$81,452	$85,016	$49,615	$11,391
70,973	55,390	36,027	34,536	32,591	29,796	28,024
--	--	--	--	--	--	--
--	--	--	--	--	--	--
80,388	112,632	92,128	69,649	53,518	50,231	34,314
--	239,539	--	--	--	--	--
(21,793)	246,649	(24,769)	(19,634)	(32,498)	348	27,313

$103,469	$146,166	$115,356	$142,043	$108,268	$94,782	$43,269

6.5%	9.7%	11.1%	13.7%	10.2%	9.0%	6.2%
5.3%	5.4%	5.7%	5.6%	4.4%	4.0%	4.3%
1.2%	4.3%	5.4%	8.1%	5.8%	5.0%	1.9%
1.3%	1.4%	1.2%	1.3%	1.5%	1.7%	1.9%
0.6%	1.9%	3.5%	4.8%	3.8%	3.2%	(0.6)%

Pilgrim's Pride Corporation
September 30, 2006

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

(d)	Gross profit, operating income and other income include the following non-recurring recoveries, restructuring charges and other unusual items for each of the years presented (in millions):

	2005	2004	2003
Effect on Gross Profit and Operating Income:
Cost of sales-restructuring	$--	$(64.2)	$--
Non-recurring recoveries recall insurance	$--	$23.8	$--
Non-recurring recoveries for avian influenza	$--	$--	$26.6
Non-recurring recoveries for vitamin and methionine litigation	$--	$0.1	$19.9

Additional effect on Operating Income:
Other restructuring charges	$--	$(7.9)	$--

Other income for litigation settlement	11.7	--	--
Other income for vitamin and methionine litigation	$--	$0.9	$36.0

In addition, the Company estimates its losses related to the October 2002 recall (excluding the insurance recovery described above) and the 2002 avian influenza outbreak negatively affected gross profit and operating income in each of the years presented as follows (in millions):

	2004	2003	2002
Recall effects (estimated)	$(20.0)	$(65.0)	$--
Losses from avian influenza (estimated)	$--	$(7.3)	$(25.6)

(e)
Fiscal 2006 included income tax expense of $25.8 million associated with the restructuring of the Mexico operations and subsequent repatriation of foreign earnings under American Jobs Creation Act of 2004. Fiscal 2003 included a non-cash tax benefit of $16.9 million associated with the reversal of a valuation allowance on net operating losses in the Company’s Mexico operations. Fiscal 2002 included a tax benefit of $11.9 million from changes in Mexican tax laws.

(f)
For purposes of computing the ratio of earnings to fixed charges, earnings consist of income before income taxes plus fixed charges (excluding capitalized interest). Fixed charges consist of interest (including capitalized interest) on all indebtedness, amortization of capitalized financing costs and that portion of rental expense that we believe to be representative of interest. Earnings were inadequate to cover fixed charges by $40.6 million, $4.1 million and $5.8 million in fiscal 2006, 2002 and 1996, respectively.

(g)
Historical per share amounts represent both basic and diluted and have been restated to give effect to a stock dividend issued on July 30, 1999. The stock reclassification on November 21, 2003 that resulted in the new common stock traded as PPC did not affect the number of shares outstanding.

(h)
Includes amortization of capitalized financing costs of approximately $2.6 million, $2.3 million, $2.0 million, $1.5 million, $1.4 million, $1.9 million, $1.2 million, $1.1 million, $1.0 million, $0.9 million and $1.8 million in fiscal years 2006, 2005, 2004, 2003, 2002, 2001, 2000, 1999, 1998, 1997 and 1996, respectively.

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

Pilgrim's Pride Corporation
September 30, 2006

A reconciliation of net income to EBITDA is as follows (in thousands):

	2006	2005	2004	2003	2002	2001	2000	1999	1998	1997	1996

Net Income (loss)	$(34,232)	$264,979	$128,340	$56,036	$14,335	$41,137	$52,344	$65,253	$50,010	$41,036	$(7,284)
Add:
Interest expense, net	40,553	43,932	52,129	37,981	32,003	30,775	17,779	17,666	20,148	22,075	21,539
In Income tax expense (benefit)	(2,085)	138,544	80,195	7,199	(12,425)	20,724	10,442	25,651	6,512	2,788	2,751
D Depreciation and amortization(h)	135,133	134,944	113,788	74,187	70,973	55,390	36,027	34,536	32,591	29,796	28,024

Minus:
A Amortization of capitalized financing costs(h)	2,606	2,321	1,951	1,477	1,417	1,860	1,236	1,063	993	913	1,761
EBITDA	$136,763	$580,078	$372,501	$173,926	$103,469	$146,166	$115,356	$142,043	$108,268	$94,782	$43,269

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

▪  Description of the Company

The Company is the second largest producer of chicken in the United States, the second largest producer and seller of chicken in Mexico, the largest producer of chicken in Puerto Rico and has one of the best known brand names in the chicken industry. In the U.S., we produce both prepared and fresh chicken and fresh turkey, while in Mexico and Puerto Rico we exclusively produce fresh chicken. Through vertical integration we control the breeding, hatching and growing of chickens. We operate in three business segments and two geographical areas.

▪  Executive Summary

Overview. Focus and concern abroad over avian influenza significantly reduced international demand for chicken products during fiscal 2006 when compared to the prior year, leading at times to higher inventory levels and contributing to lower overall market pricing. At the same time, industry production levels continued to increase, creating an oversupply situation and further weakening prices. Industry-wide inventories of leg quarters reached extremely high levels during the first nine months of fiscal 2006 due to reduced purchasing in foreign markets. Leg quarter inventory levels began falling at the beginning of our third fiscal quarter and by the end of such quarter had reached levels comparable to the end of the third quarter of fiscal 2005 and remained at comparable levels as of September 30, 2006. Additionally, the oversupply of leg quarters put significant pressure on the U.S. white meat markets which contributed to historically low breast meat prices. While leg quarter pricing improved substantially throughout most of fiscal 2006, breast meat pricing after attempting to recover earlier in the year began declining in the fourth quarter and, as of the date of this report, reached near all-time lows and was substantially lower than the prior year. During fiscal 2006, the average market pricing for chicken leg quarters and breast meat declined approximately 19.7% and 15.8%, respectively, from the prior year. Additionally, our U.S. chicken sales volume for fiscal 2006 was 2.3% less than last year due primarily to the effects of avian influenza concerns in the international markets. This change in pricing and demand adversely affected our results for fiscal 2006.  Additionally, some U.S. customers have renegotiated their contracts with us to reflect the current pricing environment for chicken.

Pilgrim's Pride Corporation
September 30, 2006

In addition, the cost of corn, our primary feed ingredient, increased significantly from August 2006 to the date of this report. There can be no assurance that the price of corn will not continue to rise as a result of, among other things, increasing demand for corn products around the world and alternative uses of corn, such as ethanol production. We will attempt to pass through the expected higher feed costs through contract negotiations with our customers. However, there can be no assurance that these increased costs can be recovered.

In response to this challenging operating environment, we have executed a multi-point plan designed to improve our competitive position:

•
First, we have delayed one-half of our planned expansion in the Fresh Food Service Division of our Mayfield, Kentucky plant from early July until mid-September of this year, and the other half of this expansion from early July 2006 until June 2007.

•
Second, beginning on July 1, 2006, we reduced our weekly slaughter rate by approximately 3%, which is equivalent to approximately 830,000 head per week. In addition, we recently announced a further reduced weekly slaughter to achieve a 5% year-over-year decline, which is equivalent to approximately 1.3 million head per week, beginning in January 2007. We currently intend to keep this reduction in slaughter in effect until we believe that the average industry profit margins have returned to a more normalized level.

•
Third, we reduced our capital investments for fiscal 2006 to $144 million.  Our original capital investment projection for the year had been in the range of $180-$200 million.  Our estimated range for fiscal 2007 is $140-$160 million. We are focusing only on those projects we deem critically necessary to our business or those in which our immediate investment is judged by us to be in our best long-term interests.

•	Fourth, we have sharpened our focus on reducing costs and operating more efficiently.

We intend to continue to monitor market conditions for purposes of determining when we believe further changes in our business are prudent.

Results. The net loss for fiscal 2006 of $34.2 million is down $299.2 million from net income of $265.0 million for fiscal 2005. This decrease is primarily due to:

•
Reduced selling prices for chicken primarily created by market disruptions caused by the avian influenza scares in other parts of the world. Reduced selling prices for our Mexico produced chicken partially offset by an increase in pounds sold in Mexico.

•	Increased cost of sales due to higher energy and packaging costs.

•	Tax expense of $25.8 million related to the restructuring of our Mexico operations and subsequent repatriation of foreign earnings under the American Jobs Creation Act of 2004.

▪  Business Environment

Profitability in the poultry industry is materially affected by the commodity prices of feed ingredients, chicken and turkey, which are determined by supply and demand factors. As a result, the chicken and turkey industries are subject to cyclical earnings fluctuations, which can be mitigated somewhat by:

Pilgrim's Pride Corporation
September 30, 2006

- Business strategy;

- Product mix;

- Sales and marketing plans; and

- Operating efficiencies.

In an effort to reduce price volatility and to generate higher, more consistent profit margins, we have concentrated on the production and marketing of prepared foods products. Prepared foods products generally have higher profit margins than our other products. Also, the production and sale in the U.S. of prepared foods products reduces the impact of the costs of feed ingredients on our profitability. Feed ingredient purchases are the single largest component of our cost of sales, representing approximately 27% of our consolidated cost of sales in fiscal 2006. The production of feed ingredients is positively or negatively affected primarily by weather patterns throughout the world, the global level of supply inventories and demand for feed ingredients, and the agricultural policies of the U.S. and foreign governments. The cost of corn, our primary feed ingredient, increased significantly from August 2006 until the date of this report, and there can be no assurance that the price of corn will not continue to rise as a result of, among other things, increasing demand for corn products around the world and alternative uses of corn, such as ethanol production. As further processing is performed, feed ingredient costs become a decreasing percentage of a product’s total production cost, thereby reducing their impact on our profitability. Products sold in this form enable us to charge a premium, reduce the impact of feed ingredient costs on our profitability and improve and stabilize our profit margins.

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

Pilgrim's Pride Corporation
September 30, 2006

Business Segments

We operate in three reportable business segments as (1) a producer and seller of chicken products, (2) a producer and seller of turkey products and (3) a seller of other products. In previous years, our presented segments included chicken and other and turkey. After fully integrating the fiscal 2004 acquisition into our operations during fiscal 2004 and early fiscal 2005, we changed our segment presentation to separate our non-chicken and non-turkey operations into a separate category consistent with management’s evaluation of operating results and decisions with respect to the allocation of resources.

Our chicken segment includes sales of chicken products we produce and purchase for resale in the U.S., including Puerto Rico, and Mexico. Our chicken segment conducts separate operations in the U.S., Puerto Rico and Mexico and is reported as two separate geographical areas. Substantially all of the assets and operations of the fiscal 2004 acquisition are included in our U.S. chicken segment since the date of acquisition.

Our turkey segment includes sales of turkey products we produce and purchase for resale in our turkey and distribution operations in the U.S.

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

Assets associated with our corporate functions, including cash and cash equivalents and investments in available for sale securities, are included in our chicken segment.

Selling, general and administrative expenses related to our distribution centers are allocated based on the proportion of net sales to the particular segment to which the product sales relate.

Depreciation and amortization, total assets and capital expenditures of our distribution centers are included in our chicken segment based on the primary focus of the centers.

Non-recurring recoveries, which represent settlements for vitamin and methionine litigation covering several periods as well as federal compensation for avian influenza, have not been allocated to any segment because the proper allocation cannot be readily determined.

The following table presents certain information regarding our segments:

Pilgrim's Pride Corporation
September 30, 2006

	Fiscal Year Ended
	September 30, 2006	October 1, 2005	October 2, 2004(a)
		(In thousands)
Net Sales to Customers:
Chicken:
United States	$4,098,403	$4,411,269	$4,091,706
Mexico	418,745	403,353	362,442
Sub-total	4,517,148	4,814,622	4,454,148
Turkey	130,901	204,838	286,252
Other Products:
United States	570,510	626,056	600,091
Mexico	17,006	20,759	23,232
Sub-total	587,516	646,815	623,323
Total	$5,235,565	$5,666,275	$5,363,723
Operating Income (Loss):
Chicken:
United States	$28,619	$405,662	$329,694
Mexico	(17,960)	39,809	(7,619)
Sub-total	10,659	445,471	322,075
Turkey(b)	(15,511)	(22,539)	(96,839)
Other Products:
United States	6,216	8,250	35,969
Mexico	1,638	4,630	4,033
Sub-total	7,854	12,880	40,002
Non-recurring recoveries	--	--	76
Total	$3,002	$435,812	$265,314
Depreciation and Amortization:(c)
Chicken:
United States	$109,346	$114,131	$89,767
Mexico	11,305	12,085	12,217
Sub-total	120,651	126,216	101,984
Turkey	6,593	3,343	6,887
Other Products:
United States	7,743	5,196	4,773
Mexico	146	189	144
Sub-total	7,889	5,385	4,917
Total	$135,133	$134,944	$113,788
Total Assets:
Chicken:
United States	$1,897,763	$2,059,579	$1,830,051
Mexico	361,887	287,414	212,492
Sub-total	2,259,650	2,346,993	2,042,543
Turkey	76,908	77,319	122,163
Other Products:
United States	88,650	85,581	78,754
Mexico	1,660	2,010	2,529
Sub-total	90,310	87,591	81,283
Total	$2,426,868	$2,511,903	$2,245,989
Capital Expenditures:
Chicken:
United States	$133,106	$102,470	$54,433
Mexico	6,536	4,924	8,640
Sub-total	139,642	107,394	63,073
Turkey	257	3,604	8,151
Other Products:
United States	3,567	5,448	8,395
Mexico	416	142	23
Sub-total	3,983	5,590	8,418
Total	$143,882	$116,588	$79,642

Pilgrim's Pride Corporation
September 30, 2006

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

(c)	Includes amortization of capitalized financing costs of approximately $2.6 million, $2.3 million and $2.0 million in fiscal years 2006, 2005 and 2004, respectively.

The following table presents certain items as a percentage of net sales for the periods indicated:

Fiscal Year Ended

	September 30, 2006	October 1, 2005	October 2, 2004
Net sales	100.0%	100.0%	100.0%
Cost and Expenses
Cost of sales	94.3	86.8	89.4
Cost of sales-restructuring	--	--	1.2
Non-recurring recoveries	--	--	(0.4)
Gross profit	5.7	13.2	9.9
Selling, general and administrative expense	5.6	5.5	4.8
Other restructuring charges	--	--	0.1
Operating income	0.1	7.7	4.9
Interest expense, net	0.8	0.7	1.0

Income (loss) before income taxes	(0.7)	7.1	3.9
Net income (loss)	(0.7)	4.7	2.4

Pilgrim's Pride Corporation
September 30, 2006

Results of Operations

Our results of operations for fiscal 2006 when compared to fiscal 2005 were impacted by the following significant items.

Fiscal 2006 Compared to Fiscal 2005

Net Sales. Net sales for fiscal 2006 decreased $430.7 million, or 7.6%, over fiscal 2005. The following table provides additional information regarding net sales (in millions):

	Fiscal Year Ended
	September 30,	Change from	Percentage
Source	2006	Fiscal 2005	Change

Chicken:
United States	$4,098.4	$(312.8)	(7.1)%	(a	)
Mexico	418.7	15.3	3.8%	(b	)
	$4,517.1	$(297.5)	(6.2)%

Turkey	$130.9	$(73.9)	(36.1)%	(c	)

Other products:
United States	$570.6	$(55.5)	(8.9)%	(d	)
Mexico	17.0	(3.8)	(18.3)%	(e	)
	$587.6	$(59.3)	(9.2)%
Net Sales	$5,235.6	$(430.7)	(7.6)%

(a)	U.S. chicken sales declined primarily due to 15.8% lower breast meat prices and 19.7% lower leg quarter prices and 2.3% reduction in volume.

(b)	Mexico chicken sales increased compared to fiscal year 2005, due primarily to increases in production, partially offset by a 9.1% decrease in pricing per pound sold.

(c)	Turkey sales declined due to our decision in the first quarter of fiscal 2006 to cease production of certain products at our Franconia, Pennsylvania turkey cooking operations.

(d)	U.S. sales of other products decreased primarily due to the divesture of certain distribution centers whose sales included a large volume of non-poultry products.

(e)	Mexico other products sales decreased due to reduced sales volumes of commercial feed.

Pilgrim's Pride Corporation
September 30, 2006

Gross Profit. Gross profit for fiscal 2006 decreased $447.6 million, or 60.1%, over fiscal 2005. The following table provides gross profit information (in millions):

	Fiscal Year Ended			Percentage	Percentage
	September 30,	Change from	Percentage	of Net Sales	of Net Sales
Components	2006	Fiscal 2005	Change	Fiscal 2006	Fiscal 2005

Net sales	$5,235.6	$(430.7)	(7.6)%	100.0%	100.0%
Cost of sales	4,938.0	16.9	0.3%	94.3%	86.8%	(a	)

Gross profit	$297.6	$(447.6)	(60.1)%	5.7%	13.2%

(a)
Cost of sales in the U.S. chicken operations increased $71.8 million due primarily to increased energy, and packaging costs. Cost of sales in our turkey operations decreased significantly because of the restructuring of this division in fiscal 2004 and first quarter of fiscal 2006. Cost of sales in our Mexico chicken operations increased $71.6 million primarily due to a 9.7% increase in production volumes.

Pilgrim's Pride Corporation
September 30, 2006

Operating Income. Operating income for fiscal 2006 compared to fiscal 2005 decreased $432.8 million, or 99.3%, as described in the following table (in millions):

	Fiscal Year Ended
	September 30,	Change from	Percentage
Source	2006	Fiscal 2005	Change

Chicken:
United States	$28.6	$(377.1)	(93.0)%
Mexico	(17.9)	(57.7)	(145.0)%
	$10.7	$(434.8)	(97.6)%
Turkey	$(15.5)	$7.0	31.1%

Other Products:
United States	$6.2	$(2.0)	(24.4)%
Mexico	1.6	(3.0)	(65.2)%
	$7.8	$(5.0)	(39.1)%
Non-recurring recoveries	--	--	--
Operating Income	$3.0	$(432.8)	(99.3)%

	Fiscal Year Ended			Percentage	Percentage
	September 30,	Change from	Percentage	of Net Sales	of Net Sales
Components	2006	Fiscal 2005	Change	Fiscal 2006	Fiscal 2005

Gross profit	$297.6	$(447.6)	(60.1)%	5.7%	13.2%
Selling, general and administrative expense	294.6	(14.8)	(4.8)%	5.6%	5.5%	(a	)

Operating income	$3.0	$(432.8)	(99.3)%	0.1%	7.7%	(b	)

(a)	Selling, general and administrative expense decreased due primarily to a decrease in costs associated with our profit-based retirement and compensation plans.

(b)	The decrease in operating income when compared to fiscal 2005 is due primarily to lower market pricing for chicken products, as well as increased costs for energy and packaging.

Interest Expense. Consolidated interest expense increased 2.0% to $50.6 million in fiscal 2006, when compared to $49.6 million for fiscal 2005, due primarily to higher average outstanding debt balances experienced in the fiscal year.

Interest Income. Interest income increased 75.4% to $10.0 million in fiscal 2006, compared to $5.7 million in fiscal 2005, due to higher average investment balances and slightly higher rates.

Income Tax Expense. Consolidated income tax benefit in fiscal 2006 was $2.1 million, compared to tax expense of $138.5 million in fiscal 2005. The decrease in consolidated income tax expense is the result of the pretax loss in fiscal 2006 versus significant earnings in the U.S. and Mexico in 2005. In addition, fiscal 2006 included income tax expense of $25.8 million for the restructuring of the Mexico operations and subsequent repatriation of earnings from Mexico under the American Jobs Creation Act of 2004, and a $10.6 million benefit from a change in an estimate, both of which are described in Note A to the Consolidated Financial Statements.

Pilgrim's Pride Corporation
September 30, 2006

Fiscal 2005 Compared to Fiscal 2004

Net Sales. Net sales for fiscal 2005 increased $302.6 million, or 5.6%, over fiscal 2004. The following table provides additional information regarding net sales (in millions):

	Fiscal Year Ended
	October 1,	Change from	Percentage
Source	2005	Fiscal 2004	Change

Chicken:
United States	$4,411.2	$319.5	7.8%	(a	)
Mexico	403.4	41.0	11.3%	(b	)
	$4,814.6	$360.5	8.1%
Turkey	$204.8	$(81.5)	(28.5)%	(c	)

Other Products:
United States	$626.1	$26.0	4.3%	(d	)
Mexico	20.8	(2.4)	(10.3)%	(e	)
	$646.9	$23.6	3.8%
Net Sales	$5,666.3	$302.6	5.6%

(a)	U.S. chicken sales increased primarily due to the inclusion of the fiscal 2004 acquisition for 52 weeks in fiscal 2005 versus 45 weeks in fiscal 2004.

(b)
Mexico chicken sales after adjusting for a 52-week year in 2004 increased primarily due to a 14.8% increase in total revenue per pound produced, partially offset by a 1.3% decline in dressed pounds produced.

(c)
The decrease in turkey sales was due primarily to our fiscal 2004 restructuring of our turkey operations. See “Note B - Restructuring Charges and Non-Recurring Recoveries” of the notes to Consolidated Financial Statements included elsewhere herein. We estimate that commodity sales in our turkey division decreased by approximately $55 million in fiscal 2005 as a result of this restructuring.

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

Pilgrim's Pride Corporation
 September 30, 2006

Gross Profit. Gross profit for fiscal 2005 increased $216.2 million, or 40.9%, over fiscal 2004. The following table provides gross profit information (in millions):

	Fiscal Year Ended	Change		Percentage	Percentage
	October 1,	from	Percentage	of Net Sales	of Net Sales
Components	2005	Fiscal 2004	Change	Fiscal 2005	Fiscal 2004

Net sales	$5,666.3	$302.6	5.6%	100.0%	100.0%
Cost of sales	4,921.1	126.7	2.6%	86.8%	89.4%	(a	)
Cost of sales-restructuring	--	(64.2)	--	--%	1.2%	(b	)
Non-recurring recoveries	--	23.9	--	--%	(0.4)%	(c	)

Gross profit	$745.2	$216.2	40.9%	13.2%	9.9%

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

(b)
On April 26, 2004, we announced a plan to restructure our turkey business to significantly reduce our production of commodity turkey meat and strengthen our focus on value-added turkey products. As part of our restructuring effort, we sold our Hinton, Virginia turkey commodity meat operations. In fiscal 2004, we recorded, as cost of sales-restructuring, approximately $64.2 million of asset impairment charges and inventory losses on discontinued products and, as other restructuring charges, $7.9 million, primarily related to exit and severance costs.

(c)	Non-recurring recoveries in fiscal year 2004 consisted mainly of a $23.8 million gain from insurance proceeds related to our 2002 product recall.

Pilgrim's Pride Corporation
September 30, 2006

Operating Income. Operating income for fiscal 2005 compared to fiscal 2004 increased $170.5 million, or 64.3%, as described in the following table (in millions):

	Fiscal Year Ended
	October 1,	Change from	Percentage
Source	2005	Fiscal 2004	Change

Chicken
United States	$405.7	$76.0	23.1%
Mexico	39.8	47.4	623.7%
	$445.5	$123.4	38.3%
Turkey	$(22.5)	$74.3	76.8%

Other Products
United States	$8.2	$(27.7)	(77.2)%
Mexico	4.6	0.6	15.0%
	$12.8	$(27.1)	(67.9)%
Non-recurring recoveries	$--	$(0.1)	--%
Operating Income	$435.8	$170.5	64.3%

	Fiscal Year Ended			Percentage	Percentage
	October 1,	Change from	Percentage	of Net Sales	of Net Sales
Components	2005	Fiscal 2004	Change	Fiscal 2005	Fiscal 2004

Gross profit	$745.2	$216.2	40.9%	13.2%	9.9%
Selling, general and administrative expense	309.4	53.6	21.0%	5.5%	4.8%	(a	)
Other restructuring charges	--	(7.9)	--	--	0.1	(b	)

Operating income	$435.8	$170.5	64.3%	7.7%	4.9%	(c	)

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

Pilgrim's Pride Corporation
September 30, 2006

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

Liquidity and Capital Resources

The following table presents our available sources of liquidity as of September 30, 2006 (in millions).

	Facility	Amount
Source of Liquidity	Amount	Outstanding	Available
(in millions)

Cash and cash equivalents	$--	$--	$156.4
Investments in available for sale securities	--	--	136.6
Debt Facilities:
Revolving credit facilities	225.0	75.0	126.6		(a	)
Revolving/term facility	795.0	--	(b	)
Term loan	430.0	--	(b	)
Bridge loan	450.0	--	(c	)

Receivables purchase
agreement	125.0	--	125.0

(a)	At September 30, 2006, the Company had $23.4 million in letters of credit outstanding relating to normal business transactions.

(b)
The amount available at September 30, 2006 under these facilities was $535.3 million. If our tender offers are successful, the amount of borrowings available will increase by up to $486 million and, with the pledging of additional identified collateral to secure this facility; the full amount of the commitment under this facility will be available.

(c)
Reflects a commitment letter obtained by the Company from certain investment banks, pursuant to which, subject to specified conditions, the investment banks have agreed to make available to the Company a $450 million senior unsecured bridge loan facility for the purchase of shares of common stock of Gold Kist.

    On September 29, 2006, the Company commenced a tender offer to purchase all of the outstanding shares of Gold Kist Inc. (“Gold Kist”) common stock for $20 per share. In addition, the Company commenced a tender offer to purchase all of Gold Kist’s outstanding 10 1/4% senior notes due March 15, 2014. As of October 13, 2006, holders of approximately 99% of the senior notes had tendered their notes. On October 16, 2006 the Company received notice that the Antitrust Division of the Department of Justice had granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“HSR”) in connection with this offer. As of October 27, 2006, the expiration date for the tender offers, holders of approximately 33% of Gold Kist’s common stock had tendered their shares. On October 30, 2006, the Company extended the tender offer to November 29, 2006.

Pilgrim's Pride Corporation
September 30, 2006

The total amount of funds required to consummate the tender offers, related merger, and to pay related fees and expenses is estimated to be approximately $1.3 billion. The Company has obtained financing arrangements through a combination of an amendment and restatement to its existing credit facility and a commitment letter for an additional credit facility. In September 2006, the Company entered into an amended and restated credit agreement that provides for an aggregate commitment of $1.225 billion consisting of a $795 million revolving/term loan commitment and a $430 million term loan commitment. The Company has also obtained a commitment letter in which certain investment bankers have agreed to make available to the Company a $450 million senior unsecured bridge loan facility. The Company’s lenders have issued consents as necessary to allow the consummation and financing of the tender offer. All borrowings under the amended and restated credit agreement are subject to the availability of eligible collateral and no material adverse change provisions. The commitment to provide the bridge loan facility is also subject to specified conditions, including no material adverse change provisions. Additional information regarding the financial arrangements is in “Note E - Notes Payable and Long Term Debt” included in the Company’s Consolidated Financial Statements.

The $150.0 million domestic revolving credit facilities provide for interest rates ranging from LIBOR plus seven-eighths percent to LIBOR plus two and five-eighths percent depending upon our total debt to capitalization ratio. The $150.0 million domestic revolving credit facilities, $126.6 million of which was available for borrowings at September 30, 2006, are secured by domestic chicken inventories. Borrowings against these facilities are subject to the availability of eligible collateral and no material adverse change provisions.

On September 25, 2006, a subsidiary of the Company, Avícola Pilgrim’s Pride de México, S. de R.L. de C.V. (the “Borrower”), entered into a secured revolving credit agreement of up to $75 million. Obligations under this agreement are secured by a security interest in and lien upon all capital stock and other equity interests of the Company’s Mexico subsidiaries. All the obligations of the Borrower are supported by an unconditional guaranty by the Company. All available funds had been borrowed at September 30, 2006.

We also maintain operating leases for various types of equipment, some of which contain residual value guarantees for the market value of assets at the end of the term of the lease. The terms of the lease maturities range from one to seven years. We estimate the maximum potential amount of the residual value guarantees is approximately $17.4 million; however, the actual amount would be offset by any recoverable amount based on the fair market value of the underlying leased assets. No liability has been recorded related to this contingency as the likelihood of payments under these guarantees is not considered to be probable and the fair value of the guarantees is immaterial. We historically have not experienced significant payments under similar residual guarantees.

At September 30, 2006, our working capital increased to $528.8 million and our current ratio increased to 1.92 to 1, compared with working capital of $404.6 million and a current ratio of 1.68 to 1 at October 1, 2005, primarily due to higher cash balances, investments held for sale, and income tax receivable and lower income tax payables.

Pilgrim's Pride Corporation
September 30, 2006

Trade accounts and other receivables were $263.1 million at September 30, 2006, compared to $288.5 million at October 1, 2005. The $25.4 million, or 8.8%, decrease in trade accounts and other receivables was primarily due to changes in sales mix and increased collection activity.

Inventories were $585.9 million at September 30, 2006, compared to $527.3 million at October 1, 2005. The $58.6 million, or 11.1%, increase in inventories was primarily due to increased product costs in finished chicken products and live inventories as a result of higher feed ingredient costs.

Accounts payable increased $11.8 million to $293.7 million at September 30, 2006, compared to $281.9 million at October 1, 2005. The increase was primarily due to higher feed ingredient costs and timing of payments.

Accrued liabilities decreased $15.3 million or 5.3% to $272.8 million compared to $288.1 million at October 1, 2005. This decrease is due primarily to decreases in our profit-based retirement and compensation plans.

Income taxes payable decreased $55.3 million to a $39.2 million receivable due to the net loss in fiscal 2006 which will result in the refund of previous tax payments.

Cash flows provided by operating activities were $30.4 million and $493.1 million for fiscal years 2006 and 2005, respectively. The decrease in cash flows provided by operating activities for fiscal 2006 when compared to fiscal 2005 was primarily due to decreases in our net income in fiscal 2006 and higher inventories.

Cash flows provided by (used in) investing activities were ($32.3) million and ($417.6) million for the fiscal years 2006 and 2005, respectively. Capital expenditures (excluding business acquisitions) of $143.8 million and $116.6 million for fiscal years 2006 and 2005, respectively, were primarily incurred to acquire and expand certain facilities, improve efficiencies, reduce costs and for the routine replacement of equipment. Cash was used to purchase investment securities of $318.3 million in fiscal 2006 and $305.5 million in fiscal 2005. Cash proceeds in fiscal 2006 from the sale or maturity of investment securities was $490.8 million. We anticipate spending approximately $140 million to $160 million in fiscal 2007 to improve efficiencies and for the routine replacement of equipment at our current operations. We expect to finance such expenditures with available cash and operating cash flows and existing revolving/term and revolving credit facilities.

Cash flows provided by (used in) financing activities were $(38.8) million and $18.9 million for the fiscal years 2006 and 2005, respectively. The decrease in cash provided by financing activities for fiscal year 2006, when compared to fiscal year 2005, was attributable to the $1 per share special cash dividend given shareholders in the second quarter of fiscal year 2006.

We are a party to many routine contracts in which we provide general indemnities in the normal course of business to third parties for various risks. Among other considerations, we have not recorded a liability for any of these indemnities as based upon the likelihood of payment; the fair value of such indemnities is immaterial.

Pilgrim's Pride Corporation
September 30, 2006

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

We maintain a Receivables Purchase Agreement under which we can sell on a revolving basis up to $125.0 million of certain trade receivables (the “Pooled Receivables”) to a special purpose corporation wholly-owned by us, which in turn sells a percentage ownership interest to third parties. This facility matures on June 26, 2008. At September 30, 2006 and at October 1, 2005 there were no Pooled Receivables sold. As of September 30, 2006, the full amount of the facility was available.

Pilgrim's Pride Corporation
September 30, 2006

Contractual Obligations and Guarantees.

Obligations under long-term debt and non-cancelable operating leases at September 30, 2006 were as follows (in millions):

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years(b)
Long-term debt(a)	$565.2	$10.3	$20.4	$378.6	$155.9
Guarantee fees	9.5	1.5	2.7	2.4	2.9
Operating leases	93.9	30.0	43.0	20.3	0.6
Purchase obligations	28.1	28.1	--	--	--
Total	$696.7	$69.9	$66.1	$401.3	$159.4

(a)	Excludes $23.4 million in letters of credit outstanding related to normal business transactions.

(b) To the extent the Company borrows under the credit facilities described in “Note E - Notes Payable and Long Term Debt” of the Company’s Consolidated Financial Statements there will be additional contractual obligations of more than 5 years.

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

Pilgrim's Pride Corporation
September 30, 2006

Inventory. Live poultry inventories are stated at the lower of cost or market and breeder hens at the lower of cost, less accumulated amortization, or market. The costs associated with breeder hens are accumulated up to the production stage and amortized over their productive lives using the unit-of-production method. Finished poultry products, feed, eggs and other inventories are stated at the lower of cost (first-in, first-out method) or market. We record valuations and adjustments for our inventory and for estimated obsolescence at or equal to the difference between the cost of inventory and the estimated market value based upon known conditions affecting inventory obsolescence, including significantly aged products, discontinued product lines, or damaged or obsolete products. We allocate meat costs between our various finished poultry products based on a by-product costing technique that reduces the cost of the whole bird by estimated yields and amounts to be recovered for certain by-product parts. This primarily includes leg quarters, wings, tenders and offal, which are carried in inventory at the estimated recovery amounts, with the remaining amount being reflected as our breast meat cost. Generally, the Company performs an evaluation of whether any lower of cost or market adjustments are required based on a number of factors, including: (i) pools of related inventory, (ii) product continuation or discontinuation, (iii) estimated market selling prices and (iv) expected distribution channels. If actual market conditions or other factors are less favorable than those projected by management, additional inventory adjustments may be required.

Property, Plant and Equipment. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (“SFAS 144”), the Company records impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. The impairment charge is determined based upon the amount the net book value of the assets exceeds their fair market value. In making these determinations, the Company utilizes certain assumptions, including, but not limited to: (i) future cash flows estimates expected to be generated by these assets, which are based on additional assumptions such as asset utilization, remaining length of service and estimated salvage values (ii) estimated fair market value of the assets and (iii) determinations with respect to the lowest level of cash flows relevant to the respective impairment test, generally groupings of related operational facilities.

Litigation and Contingent Liabilities. The Company is subject to lawsuits, investigations and other claims related to wage and hour/labor, securities, environmental, product and other matters, and is required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, including legal defense costs, if any, for these contingencies is made when losses are determined to be probable and reasonably estimatible and after considerable analysis of each individual issue. These reserves may change in the future due to favorable or adverse judgments, changes in the Company’s assumptions, the effectiveness of strategies or other factors beyond the Company’s control.

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

Pilgrim's Pride Corporation
September 30, 2006

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

Income Taxes. We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”), which requires that deferred tax assets and liabilities be recognized for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Taxes are provided for international subsidiaries based on the assumption that their earnings are indefinitely reinvested in foreign subsidiaries and as such deferred taxes are not provided for in U.S. income taxes that would be required in the event of distribution of these earnings, except that we provide deferred taxes on the earnings of international subsidiaries that we intend to repatriate or otherwise deem are not indefinitely reinvested. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. We review the recoverability of any tax assets recorded on the balance sheet, primarily operating loss carryforwards, based on both historical and anticipated earnings levels of the individual operations and provide a valuation allowance when it is more likely than not that amounts will not be recovered.

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

Feed Ingredients. We purchase certain commodities, primarily corn and soybean meal. As a result, our earnings are affected by changes in the price and availability of such feed ingredients. As market conditions dictate, we will from time to time lock-in future feed ingredient prices using various hedging techniques, including forward purchase agreements with suppliers and futures contracts. We do not use such financial instruments for trading purposes and are not a party to any leveraged derivatives. Market risk is estimated as a hypothetical 10% increase in the weighted-average cost of our primary feed ingredients as of September 30, 2006. Based on our feed consumption during fiscal 2006, such an increase would have resulted in an increase to cost of sales of approximately $132.0 million.

Pilgrim's Pride Corporation
September 30, 2006

Foreign Currency. Our earnings are affected by foreign exchange rate fluctuations related to the Mexican peso net monetary position of our Mexico subsidiaries. We manage this exposure primarily by attempting to minimize our Mexican peso net monetary position, but from time to time, we have also considered executing hedges to help minimize this exposure. Such instruments, however, have historically not been economically feasible. We are also exposed to the effect of potential exchange rate fluctuations to the extent that amounts are repatriated from Mexico to the U.S. However, we currently anticipate that the majority of the future cash flows of our Mexico subsidiaries will be reinvested in our Mexico operations. In addition, the Mexican peso exchange rate can directly and indirectly impact our results of operations and financial position in several ways, including potential economic recession in Mexico resulting from a devalued peso. The impact on our financial position and results of operations resulting from a hypothetical change in the exchange rate between the U.S. dollar and the Mexican peso cannot be reasonably estimated. Foreign currency exchange gains and losses, representing the change in the U.S. dollar value of the net monetary assets of our Mexico subsidiaries denominated in Mexican pesos, was a loss of $0.1 million in fiscal 2006, a gain of $0.5 million in fiscal 2005, and a loss of $0.2 million in fiscal 2004. On September 30, 2006, the Mexican peso closed at 11.01 to 1 U.S. dollar, compared to 10.77 at October 1, 2005. No assurance can be given as to how future movements in the peso could affect our future earnings.

Interest Rates. Our earnings are also affected by changes in interest rates due to the impact those changes have on our variable-rate debt instruments. We had variable-rate debt instruments representing approximately 11.3% of our long-term debt at September 30, 2006. Holding other variables constant, including levels of indebtedness, a 25 basis points increase in interest rates would have increased our interest expense by $0.1 million for fiscal 2006. These amounts are determined by considering the impact of the hypothetical interest rates on our variable-rate long-term debt at September 30, 2006.

Market risk for fixed-rate long-term debt is estimated as the potential increase in fair value resulting from a hypothetical 25 basis points decrease in interest rates and amounts to approximately $0.6 million as of September 30, 2006, using discounted cash flow analysis.

Impact of Inflation. Due to low to moderate inflation in the U.S. and Mexico and our rapid inventory turnover rate, the results of operations have not been significantly affected by inflation during the past three-year period.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements together with the report of independent registered public accounting firm and financial statement schedule are included on pages 76 through 102 of this report. Financial statement schedules other than those included herein have been omitted because the required information is contained in the consolidated financial statements or related notes, or such information is not applicable.

Pilgrim's Pride Corporation
September 30, 2006

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A. Controls and Procedures

As of September 30, 2006, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman, Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Company’s management, including the Chairman, Chief Executive Officer and Chief Financial Officer, concluded the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that information we are required to disclose in our reports filed with the Securities and Exchange Commission is accumulated and communicated to our management, including our Chairman, Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There was no change in the Company’s internal controls over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Pilgrim's Pride Corporation
September 30, 2006

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

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, PPC’s management assessed the design and operating effectiveness of internal control over financial reporting as of September 30, 2006 based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission.

Based on this assessment, management concluded that PPC’s internal control over financial reporting was effective as of September 30, 2006. Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting as of September 30, 2006. That report is included herein.

/s/ Lonnie “Bo” Pilgrim
Lonnie “Bo” Pilgrim
Chairman of the Board of Directors

/s/ O. B. Goolsby, Jr.
O. B. Goolsby, Jr.
President,
Chief Executive Officer
Director

/s/ Richard A. Cogdill
Richard A. Cogdill
Chief Financial Officer
Secretary and Treasurer
Director

Pilgrim's Pride Corporation
September 30, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders
Pilgrim’s Pride Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Pilgrim's Pride Corporation maintained effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Pilgrim's Pride Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Pilgrim's Pride Corporation maintained effective internal control over financial reporting as of September 30, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Pilgrim's Pride Corporation maintained, in all material respects, effective internal control over financial reporting as of September 30, 2006, based on the COSO criteria.

Pilgrim's Pride Corporation
September 30, 2006

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pilgrim's Pride Corporation as of September 30, 2006 and October 1, 2005, and the related consolidated statements of income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2006, of Pilgrim's Pride Corporation, and our report dated November 16, 2006, expressed an unqualified opinion thereon.

Ernst & Young LLP

Dallas, Texas
November 16, 2006

Pilgrim's Pride Corporation
September 30, 2006

Item 9B. Other Information

Not Applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

Certain information regarding our executive officers has been presented under “Executive Officers” included in Item 1. “Business,” above.

Reference is made to the section entitled “Election of Directors” of the Company’s Proxy Statement for its 2007 Annual Meeting of Stockholders, which section is incorporated herein by reference.

Reference is made to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s Proxy Statement for its 2007 Annual Meeting of Stockholders, which section is incorporated herein by reference.

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

Item 11. Executive Compensation

See Item 13. “Certain Relationships and Related Transactions.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

See Item 13. “Certain Relationships and Related Transactions.”

As of September 30, 2006, the Company did not have any compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance by the Company.

Item 13. Certain Relationships and Related Transactions

Additional information responsive to Items 10, 11, 12 and 13 is incorporated by reference from the sections entitled “Security Ownership,” “Committees of the Board of Directors,” “Election of Directors,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Certain Transactions” of the Company’s Proxy Statement for its 2007 Annual Meeting of Stockholders.

Pilgrim's Pride Corporation
September 30, 2006

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference from the section entitled “Independent Auditor Fee Information” of the Company’s Proxy Statement for its 2007 Annual Meeting of Stockholders.
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

	(3)	The financial statements schedule entitled “Valuation and Qualifying Accounts and Reserves” is filed as part of this report on page 102.

(b)		Exhibits

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

Pilgrim's Pride Corporation
 September 30, 2006

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

4.8	Form of 9 ¼% Note due 2013 (incorporated by reference from Exhibit 4.3 of the Company's Registration Statement on Form S-4 (No. 333-111975) filed on January 16, 2004).

10.1	Pilgrim’s Industries, Inc. Profit Sharing Retirement Plan, restated as of July 1, 1987 (incorporated by reference from Exhibit 10.1 of the Company’s Form 8-K filed on July 1, 1992). …

10.2	Senior Executive Performance Bonus Plan of the Company (incorporated by reference from Exhibit A in the Company’s Proxy Statement dated December 13, 1999). …

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

Pilgrim's Pride Corporation
 September 30, 2006

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

Pilgrim's Pride Corporation
September 30, 2006

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

Pilgrim's Pride Corporation
September 30, 2006

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

Pilgrim's Pride Corporation
September 30, 2006

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

10.41	Employee Stock Investment Plan of the Company (incorporated by reference from Exhibit 4.1 of the Company's Registration Statement on Form S-8 (No. 333-111929) filed on January 15, 2004). …

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

10.47
First Amendment to Third Amended and Restated Credit Agreement dated November 25, 2005 between Pilgrim's Pride Corporation, Harris N.A., and the other lenders party thereto (incorporated by reference from Exhibit 1.1 of the Company's Current Report on Form 8-K dated December 5, 2005).

Pilgrim's Pride Corporation
September 30, 2006

10.48
Second Amendment to Credit Agreement dated November 28, 2005 between Pilgrim's Pride Corporation, CoBank, ACB, and certain syndication parties thereto (incorporated by reference from Exhibit 1.2 of the Company's Current Report on Form 8-K dated December 5, 2005).

10.49
Vendor Service Agreement dated effective December 28, 2005 between Pilgrim's Pride Corporation and Pat Pilgrim (incorporated by reference from Exhibit 10.2 of the Company's Current Report on Form 8-K dated January 6, 2006).

10.50
Transportation Agreement dated effective December 28, 2005 between Pilgrim's Pride Corporation and Pat Pilgrim (incorporated by reference from Exhibit 10.3 of the Company's Current Report on Form 8-K dated January 6, 2006).

10.51
Ground Lease Agreement dated effective January 4, 2006 between Pilgrim's Pride Corporation and Pat Pilgrim (incorporated by reference from Exhibit 10.4 of the Company's Current Report on Form 8-K dated January 6, 2006).

10.52
Credit Agreement by and among the Avícola Pilgrim’s Pride de México, S. de R.L. de C.V. (the "Borrower"), Pilgrim's Pride Corporation, certain Mexico subsidiaries of the Borrower, ING Capital LLC, and the lenders signatory thereto dated as of September 25, 2006 (incorporated by reference from Exhibit 10.1 of the Company's Current Report on Form 8-K dated September 22, 2006).

10.53
Credit Agreement by and among CoBank, ACB, Agriland, FCS and the Company dated as of September 21, 2006 (incorporated by reference from Exhibit 10.2 of the Company's Current Report on Form 8-K dated September 22, 2006).

10.54
Pilgrim's Pride Corporation $450,000,000 Senior Unsecured Increasing Rate Bridge Facility Commitment Letter from Lehman Brothers to the Company dated September 27, 2006 (incorporated by reference from Exhibit 10.3 of the Company's Current Report on Form 8-K dated September 22, 2006).

10.55	Consent of Harris N.A. pursuant to Third Amended and Restated Credit Agreement dated April 7, 2004.*

10.56	Consent of Purchasers pursuant to Fourth Amended and Restated Purchase Agreement dated November 18, 2003.*

12	Ratio of Earnings to Fixed Charges for the years ended September 30, 2006, October 1, 2005, October 2, 2004, September 27, 2003, and September 28, 2002.*

21	Subsidiaries of Registrant.*

23	Consent of Ernst & Young LLP.*

31.1	Certification of Co-Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Co-Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Pilgrim's Pride Corporation
September 30, 2006

32.1	Certification of Co-Principal Executive Officer of Pilgrim's Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Co-Principal Executive Officer of Pilgrim's Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.3	Certification of Chief Financial Officer of Pilgrim's Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*Filed herewith

…Represents a management contract or compensation plan arrangement

Pilgrim's Pride Corporation
September 30, 2006

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 17th day of November 2006.

PILGRIM’S PRIDE CORPORATION

By:	/s/ Richard A. Cogdill
Richard A. Cogdill
Chief Financial and Accounting Officer

Pilgrim's Pride Corporation
September 30, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Lonnie “Bo” Pilgrim	Chairman of the Board	11/17/06
Lonnie “Bo” Pilgrim

/s/ Clifford E. Butler	Vice Chairman of the Board	11/17/06
Clifford E. Butler

/s/ O.B. Goolsby, Jr.	President	11/17/06
O.B. Goolsby, Jr.	Chief Executive Officer
Director

/s/ Richard A. Cogdill	Chief Financial Officer	11/17/06
Richard A. Cogdill	Secretary and Treasurer
Director
(Principal Financial and Accounting Officer)

/s/ Lonnie Ken Pilgrim	Executive Vice President,	11/17/06
Lonnie Ken Pilgrim	Assistant to Chairman
Director

/s/ Charles L. Black	Director	11/17/06
Charles L. Black

/s/ Linda Chavez	Director	11/17/06
Linda Chavez

/s/ S. Key Coker	Director	11/17/06
S. Key Coker

/s/ Keith W. Hughes	Director	11/17/06
Keith W. Hughes

Pilgrim's Pride Corporation
September 30, 2006

Signature	Title	Date

/s/ Blake D. Lovette	Director	11/17/06
Blake D. Lovette

/s/ Vance C. Miller, Sr.	Director	11/17/06
Vance C. Miller, Sr.

/s/ James G. Vetter, Jr.	Director	11/17/06
James G. Vetter, Jr.

/s/ Donald L. Wass, Ph.D	Director	11/17/06
Donald L. Wass, Ph.D.

Pilgrim's Pride Corporation
September 30, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Pilgrim’s Pride Corporation

We have audited the accompanying consolidated balance sheets of Pilgrim’s Pride Corporation as of September 30, 2006 and October 1, 2005, and the related consolidated statements of income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2006. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pilgrim’s Pride Corporation as of September 30, 2006 and October 1, 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Pilgrim's Pride Corporation’s internal control over financial reporting as of September 30, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated November 16, 2006, expressed an unqualified opinion thereon.

Ernst & Young LLP
Dallas, Texas
November 16, 2006

Pilgrim's Pride Corporation
September 30, 2006

Consolidated Balance Sheets
Pilgrim’s Pride Corporation

(In thousands, except share and per share data)	September 30, 2006	October 1, 2005
Assets
Current Assets:
Cash and cash equivalents	$156,404	$132,567
Investment in available for sale securities	21,246	--
Trade accounts and other receivables, less allowance for doubtful accounts	263,149	288,528
Inventories	585,940	527,329
Income taxes receivable	39,167	--
Current deferred taxes	7,288	25,107
Other current assets	32,480	25,884
Total Current Assets	1,105,674	999,415

Investment in Available for Sale Securities	115,375	304,593
Other Assets	50,825	53,798
Property, Plant and Equipment:
Land	52,493	51,887
Buildings, machinery and equipment	1,702,949	1,612,739
Autos and trucks	57,177	55,202
Construction-in-progress	63,853	58,942
	1,876,472	1,778,770
Less accumulated depreciation	(721,478)	(624,673)
	1,154,994	1,154,097
	$2,426,868	$2,511,903
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$293,685	$281,909
Accrued expenses	272,830	288,106
Income taxes payable	--	16,196
Current maturities of long-term debt	10,322	8,603
Total Current Liabilities	576,837	594,814

Long-Term Debt, Less Current Maturities	554,876	518,863
Deferred Income Taxes	175,869	173,232
Minority Interest in Subsidiary	1,958	1,396

Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, $.01 par value, 5,000,000 authorized shares; none issued	--	--
Common stock - $.01 par value, 160,000,000 authorized shares; 66,555,733 and 66,826,833 issued and outstanding, respectively	665	668
Additional paid-in capital	469,779	471,344
Retained earnings	646,750	753,527
Accumulated other comprehensive income (loss)	134	(373)
Less treasury stock, 271,100 shares	--	(1,568)
Total Stockholders’ Equity	1,117,328	1,223,598
	$2,426,868	$2,511,903

See Notes to Consolidated Financial Statements

Pilgrim's Pride Corporation
September 30, 2006

Consolidated Statements of Income (Loss)
Pilgrim’s Pride Corporation

(In thousands, except per share data)	Three Years Ended September 30, 2006
	2006	2005	2004

Net Sales	$5,235,565	$5,666,275	$5,363,723
Cost and Expenses:
Cost of sales	4,937,965	4,921,076	4,794,415
Cost of sales-restructuring	--	--	64,160
Non-recurring recoveries	--	--	(23,891)
	4,937,965	4,921,076	4,834,684

Gross Profit	297,600	745,199	529,039

Selling, general and administrative	294,598	309,387	255,802
Other restructuring charges	--	--	7,923
	294,598	309,387	263,725

Operating Income	3,002	435,812	265,314

Other Expenses (Income):
Interest expense	50,601	49,585	54,436
Interest income	(10,048)	(5,653)	(2,307)
Foreign exchange (gain) loss	144	(474)	205
Miscellaneous, net	(1,378)	(11,169)	4,445
	39,319	32,289	56,779

Income (Loss) Before Income Taxes	(36,317)	403,523	208,535
Income Tax Expense (Benefit)	(2,085)	138,544	80,195
Net Income (Loss)	$(34,232)	$264,979	$128,340

Net Income (Loss) per Common Share-Basic and Diluted	$(0.51)	$3.98	$2.05

See Notes to Consolidated Financial Statements

Pilgrim's Pride Corporation
September 30, 2006

Consolidated Statements of Stockholders’ Equity
Pilgrim’s Pride Corporation

(In thousands, except share data)
							Accumulated
	Shares of Common Stock			Total	Additional		Other
				Par	Paid-In	Retained	Comprehensive	Treasury
	PPC	Class A	Class B	Value	Capital	Earnings	Income (Loss)	Stock	Total

Balance at September 28, 2003	--	13,794,529	27,589,250	$414	$79,625	$368,195	$30	($1,568)	$446,696
Reclassification of Class A and Class B common stock to PPC common stock	41,383,779	(13,794,529)	(27,589,250)
Issuance of common stock for ConAgra chicken division acquisition	25,443,054	--	--	254	352,037				352,291
Net income for year						128,340			128,340
Other comprehensive income (loss)							(378)		(378)
Total comprehensive income (loss)									127,962
Cash dividends declared ($.06 per share)						(3,993)			(3,993)

Balance at October 2, 2004	66,826,833	--	--	$668	$431,662	$492,542	($348)	($1,568)	$922,956
Sale of common stock	15,443,054	--	--	154	521,774				521,928
Purchase and retirement of common stock	(15,443,054)	--	--	(154)	(482,092)				(482,246)
Net income for year						264,979			264,979
Other comprehensive income (loss)							(25)		(25)
Total comprehensive income (loss)									264,954
Cash dividends declared ($.06 per share)						(3,993)			(3,993)

Balance at October 1, 2005	66,826,833	--	--	$668	$471,344	$753,527	($373)	($1,568)	$1,223,598
Cancellation of Treasury Stock	(271,100)	--	--	(3)	(1,565)			1,568
Net loss for year						(34,232)			(34,232)
Other comprehensive income (loss)							507		507
Total comprehensive income (loss)									(33,725)
Cash dividends declared ($1.09 per share)						(72,545)			(72,545)
Balance at September 30, 2006	66,555,733	--	--	$665	$469,779	$646,750	$134	--	$1,117,328

See Notes to Consolidated Financial Statements

Pilgrim's Pride Corporation
September 30, 2006

Consolidated Statements of Cash Flows
Pilgrim’s Pride Corporation

(In thousands)	Three Years Ended September 30, 2006
	2006	2005	2004
Cash Flows From Operating Activities:
Net income (loss)	$(34,232)	$264,979	$128,340
Adjustments to reconcile net income (loss) to cash provided by operating activities
Depreciation and amortization	135,133	134,944	113,788
Loss on restructuring-asset impairment	3,767	--	45,384
Loss on property disposals	1,781	4,326	5,605
Deferred income taxes	20,455	2,247	3,295
Changes in operating assets and liabilities
Accounts and other receivables	31,121	21,192	(70,936)
Income taxes (payable) receivable	(55,363)	(38,251)	33,556
Inventories	(58,612)	82,669	(73,445)
Prepaid expenses and other current assets	(6,594)	20,800	(28,763)
Accounts payable, income taxes payable and accrued expenses	(3,501)	(610)	116,684
Other	(3,573)	777	(1,104)
Cash Provided by Operating Activities	30,382	493,073	272,404

Investing Activities:
Acquisitions of property, plant and equipment	(143,882)	(116,588)	(79,642)
Purchase of investment securities	(318,266)	(305,458)	--
Proceeds from sale or maturity of investment securities	490,764	--	--
Business acquisition, net of equity consideration	--	--	(272,097)
Proceeds from property disposals	4,148	4,963	4,583
Other, net	(506)	(524)	(304)
Cash Provided by (Used in) Investing Activities	32,258	(417,607)	(347,460)

Financing Activities:
Proceeds from notes payable to banks	270,500	--	96,000
Repayments on notes payable to banks	(270,500)	--	(96,000)
Proceeds from long-term debt	74,683	--	332,516
Payments on long-term debt	(36,950)	(16,829)	(523,634)
Purchases for retirement of common stock	--	(482,246)	--
Sale of common stock	--	521,928	--
Borrowing for acquisition	--	--	300,767
Equity and debt issue costs	(3,938)	--	(8,991)
Cash dividends paid	(72,545)	(3,993)	(3,993)
Cash Provided by (Used in) Financing Activities	(38,750)	18,860	96,665

Effect of exchange rate changes on cash and cash equivalents	(53)	76	(50)

Increase in cash and cash equivalents	23,837	94,402	21,559
Cash and cash equivalents at beginning of year	132,567	38,165	16,606

Cash and Cash Equivalents at End of Year	$156,404	$132,567	$38,165

Supplemental Disclosure Information:
Cash paid during the year for:
Interest (net of amount capitalized)	$48,590	$46,945	$49,675
Income taxes paid	$37,813	$172,929	$47,128

Supplemental Non-cash Disclosure Information:
Business acquisition, equity consideration (before cost of issuance)	$--	$--	357,475

See Notes to Consolidated Financial Statements

Pilgrim's Pride Corporation
September 30, 2006

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

Our turkey products include fresh and frozen whole birds. In addition, we have fully cooked whole turkeys available.

Recent Business Acquisition Activities

On September 29, 2006, the Company commenced a cash tender offer to purchase all of the outstanding shares of Gold Kist Inc. (“Gold Kist”) common stock for $20 per share (the “Equity Tender Offer”). In addition, the Company commenced a cash tender offer and consent solicitation for all of Gold Kist’s outstanding 10 1/4% senior notes due March 15, 2014 (the “Debt Tender Offer” and, together with the Equity Tender Offer, the “Tender Offers”). On October 16, 2006, the Company received notice that the Antitrust Division of the Department of Justice had granted early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“HSR”) in connection with this offer. On October 30, 2006, the Company extended the Tender Offers to November 29, 2006. On November 13, 2006, the Company announced the new pricing for the Debt Tender Offer, which was required due to the extension of the Tender Offers.

The total amount of funds required to consummate the Tender Offers, related merger, and to pay related fees and expenses is estimated to be approximately $1.3 billion. The Company has obtained financing through a combination of an amendment and restatement of its existing credit facility and a commitment letter for an additional unsecured bridge loan facility, as described in detail in Note E of the Consolidated Financial Statements.

The successful completion of the Tender Offers and related activities is contingent upon a number of conditions as described under Item 1. “Business”. No assurance can be provided as to if or when the transaction will be successfully completed.

Pilgrim's Pride Corporation
September 30, 2006

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

Accounting Adjustments and Reclassifications

During the fourth quarter of fiscal 2006, we recorded certain accounting adjustments (“Accounting Adjustments”) in our 2006 Consolidated Financial Statements.  These Accounting Adjustments relate to the accounting for the Pilgrim’s Pride Retirement Plan for Union Employees and certain post-employment benefit obligations in Mexico.  These Accounting Adjustments resulted in a charge of $4.6 million, net of tax, in our Consolidated Statement of Income (Loss) that related to prior periods.

We believe these Accounting Adjustments, considered individually and in the aggregate, are not material to our Consolidated Financial Statements for each of the three years in the period ended September 30, 2006, and as a result were reflected as an adjustment in the period identified. In making this assessment, we considered qualitative and quantitative factors, including the significant earnings we reported in each of the fiscal years 2005 and 2004 and the impact of making these Accounting Adjustments in fiscal 2006, primarily based on its significance to other key financial measures and consideration on the trend of earnings for 2006 versus the prior periods presented.

Certain items in prior year financial statements have been reclassified to the current year’s presentation.

Principles of Consolidation

The consolidated financial statements include the accounts of Pilgrim’s Pride Corporation and its wholly and majority owned subsidiaries. Significant intercompany accounts and transactions have been eliminated.

The Company reports on the basis of a 52/53-week fiscal year, which ends on the Saturday closest to September 30. As a result, fiscal 2006 had 52 weeks, fiscal 2005 had 52 weeks and fiscal 2004 had 53 weeks.

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

Pilgrim's Pride Corporation
September 30, 2006

Shipping and Handling Costs

Costs associated with the products shipped to customers are recognized in cost of sales.

Cash Equivalents

The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Investment in Available for Sale Securities

The Company’s investments at September 30, 2006 are in debt and equity securities which are classified as available for sale and carried at market value in accordance with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). Investments are classified based on their underlying contractual maturity at date of purchase by the Company. Available for sale investments with a remaining maturity date of one year or less from the balance sheet date are classified as current assets and those with a maturity date of greater than one year are classified as long-term assets based on management’s intention not to use such assets in the next twelve months. The average maturity period of the Company’s investments at September 30, 2006 was 1-3 years. All equity securities are classified as long-term. Approximately $0.1 million, net of tax, in unrealized gains related to these investments at September 30, 2006 were recorded as accumulated other comprehensive income, a separate component of stockholders’ equity.

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, and accounts payable at September 30, 2006 and October 1, 2005 approximated their fair values due to the short term nature of these items. Long term investments are adjusted to fair value on a monthly basis. The fair values of the Company’s long term investments in available for sale securities was $115.4 million, which differed from historical value by $0.1 million in unrealized gains.

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents, investment securities, and trade receivables. The Company’s cash equivalents are in high quality securities placed with major banks and financial institutions. Concentrations of credit risk with respect to receivables are limited due to the large number of customers and their dispersion across geographic areas.

With the exception of one customer that accounts for approximately 16.4% of accounts receivable at September 30, 2006, the Company does not believe it has significant concentrations of credit risk in its accounts receivable, which are generally unsecured. Credit evaluations are performed on all significant customers and updated as circumstances dictate.

Pilgrim's Pride Corporation
September 30, 2006

Inventories

Live poultry inventories are stated at the lower of cost or market and breeder hens at the lower of cost, less accumulated amortization, or market. The costs associated with breeder hens are accumulated up to the production stage and amortized over the productive lives using the unit-of-production method. Finished poultry products, feed, eggs and other inventories are stated at the lower of cost (first-in, first-out method) or market. We record valuations and adjustments for our inventory and for estimated obsolescence at or equal to the difference between the cost of inventory and the estimated market value based upon known conditions affecting the inventory’s obsolescence, including significantly aged products, discontinued product lines, or damaged or obsolete products. We allocate meat costs between our various finished poultry products based on a by-product costing technique that reduces the cost of the whole bird by estimated yields and amounts to be recovered for certain by-product parts, primarily including leg quarters, wings, tenders and offal, which are carried in inventory at the estimated recovery amounts, with the remaining amount being reflected as our breast meat cost. Generally, the company performs an evaluation of whether any lower of cost or market adjustments are required based on a number of factors, including: (i) pools of related inventory, (ii) product age, condition and continuation or discontinuation, (iii) estimated market selling prices and (iv) expected distribution channels. If actual market conditions or other factors are less favorable than those projected by management, additional inventory adjustments may be required.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs — An Amendment of Accounting Research Bulletin 43, Chapter 4” (“Statement 151”). Statement 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material be recognized as current-period charges.  In addition, Statement 151 requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. Statement 151 is effective for fiscal years beginning after June 15, 2005. We implemented the provisions of Statement 151 in fiscal 2006 with no significant impact on our consolidated financial statements.

Property, Plant and Equipment

Property, plant and equipment are stated at cost and repair and maintenance costs are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of these assets. Depreciation expense was $130.5 million, $130.6 million and $110.0 million in 2006, 2005 and 2004, respectively. Estimated useful lives for building, machinery and equipment are 5 years to 33 years and for automobiles and trucks are 3 years to 10 years.

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (“SFAS 144”), the Company records impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. The impairment charge is determined based upon the amount the net book value of the assets exceeds their fair market value. In making these determinations, the Company utilizes certain assumptions, including, but not limited to: (i) future cash flows estimates expected to be generated by these assets, which are based on additional assumptions such as asset utilization, remaining length of service and estimated salvage values (ii) estimated fair market value of the assets and (iii) determinations with respect to the lowest level of cash flows relevant to the respective impairment test, generally groupings of related operational facilities.

Pilgrim's Pride Corporation
 September 30, 2006

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

Accrued Self Insurance

Insurance expense for casualty claims and employee-related health care benefits are estimated using historical and current experience and actuarial estimates. Stop-loss coverage is maintained with third party insurers to limit certain of the Company’s total exposure. Certain categories of claim liabilities are actuarially determined. The assumption used to arrive at periodic expenses is reviewed regularly by management. However, actual expenses could differ from these estimates and could result in adjustments to be recognized.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”, which requires that deferred tax assets and liabilities be recognized for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Taxes are provided for international subsidiaries based on the assumption that their earnings are indefinitely reinvested in foreign subsidiaries and as such deferred taxes are not provided for in U.S. income taxes that would be required in the event of distribution of these earnings, except that we provide deferred taxes on the earnings of international subsidiaries that we intend to repatriate or otherwise deem are not indefinitely reinvested. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. We review the recoverability of any tax assets recorded on the balance sheet, primarily operating loss carryforwards, based on both historical and anticipated earnings levels of the individual operations and provide a valuation allowance when it is more likely than not that amounts will not be recovered.

Pilgrim's Pride Corporation
September 30, 2006

As of September 30, 2006, the Company has reserves totaling $16.3 million for taxes that may become payable in future years as a result of audits by tax authorities. Although the Company believes that the positions taken on previously filed tax returns are reasonable, it nevertheless has established tax reserves in recognition that various taxing authorities may challenge the positions taken by the Company resulting in additional liabilities for tax and interest. The tax reserves are reviewed as circumstances warrant and adjusted as events occur that affect the Company’s potential liability for additional taxes, such as lapsing of applicable statutes of limitations, conclusion of tax audits, additional exposure based on current calculations, identification of new issues, release of administrative guidance, or rendering of a court decision affecting a particular tax issue. During the fourth quarter of fiscal year 2006, the Company revised certain tax reserve estimates based on new data and recently completed tax audits for periods for which certain tax positions were reserved. The Company recognized a tax benefit of $10.6 million as a result of this change in estimate for income tax liabilities.

During July 2006, the FASB issued Interpretation Number 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing the minimum requirements a tax position must meet before being recognized in the financial statements. In addition, FIN 48 prohibits the use of SFAS No. 5, “Accounting for Contingencies”, in evaluating the recognition and measurement of uncertain tax positions. The Company will be required to adopt FIN 48 on September 30, 2007, and has not yet assessed the impact of the adoption of this standard on the Company’s financial statements.

The American Jobs Creation Act was enacted in October 2004 (“Jobs Creation Act”). The Jobs Creation Act includes a temporary incentive to U.S. multinationals to repatriate foreign earnings at an approximate effective 5.25% U.S. federal tax rate. During the fourth quarter of fiscal year 2006, the Company repatriated $155.0 million in previously unremitted untaxed earnings under the provisions of the Job Creation Act. The total income tax affects of repatriations under the Job Creation Act was $28.2 million, of which $25.8 million was recorded fiscal 2006. The key components of the 2006 provision included domestic income taxes of $10.1 million to reflect federal and state taxes on the transaction, a deferred foreign tax provision of $ 24.1 million to accrue for future taxes that will result from certain intra-Mexican dividends undertaken in 2006 to complete this transaction, and a benefit of $6 million to reflect the revaluation of certain deferred tax assets in Mexico that as a result of the transaction are expected to be realized at higher enacted tax rates.

Net Income (Loss) per Common Share

Net income (loss) per common share is based on the weighted average number of shares of common stock outstanding during the year. The weighted average number of shares outstanding (basic and diluted) included herein were 66,555,733 in 2006 and 2005, and 62,646,692 shares in 2004.

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

Pilgrim's Pride Corporation
September 30, 2006

NOTE B - RESTRUCTURING CHARGES AND NON-RECURRING RECOVERIES

In March 2005, the Company, through arbitration, settled litigation related to a breach of contract that occurred in a prior year. The settlement resulted in a non-recurring gain of $11.7 million being recognized and recorded in miscellaneous, net in fiscal 2005.

On April 26, 2004, the Company announced a plan to restructure its turkey division. The Company immediately placed the facility and related property and equipment for sale. In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (“SFAS 144”), as of the announcement date, the Company classified these facilities as held for sale on its consolidated balance sheet and recorded in cost of sales - restructuring charges of approximately $64.2 million including a non-cash asset impairment charge of $45.4 million representing the difference between the net sales price and the net book value of the facility and related property and equipment along with approximately $18.8 million in related charges, primarily inventory losses on discontinued products sold in fiscal 2004. The Company also recorded exit and severance cost in connection with the restructuring of $7.9 million, of this amount all but $3.8 million was paid during fiscal 2004 and the remainder paid during fiscal 2005. The Company sold the facilities in the fourth quarter of fiscal 2004.

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

NOTE C - ACCOUNTS RECEIVABLE

In connection with the Asset Sale Agreement dated July 18, 2003, the Company sells, on a revolving basis, certain of its trade receivables (the “Pooled Receivables”) to a special purpose corporation wholly owned by the Company, which in turn sells a percentage ownership interest to third parties. At September 30, 2006 and at October 1, 2005 there were no Pooled Receivables sold. Sales of receivables are recorded as sales in accordance with Financial Accounting Standards Board Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. The gross proceeds resulting from the sale are included in cash flows from operating activities in the Consolidated Statements of Cash Flows. Losses on these sales were immaterial. As of September 30, 2006, $125.0 million of Pooled Receivables could have been sold pursuant to the Asset Sale Agreement.

Pilgrim's Pride Corporation
September 30, 2006

NOTE D - INVENTORIES

Inventories consist of the following:

	September 30,	October 1,
(In thousands)	2006	2005
Chicken:
Live chicken and hens	$196,284	$196,406
Feed and eggs	132,309	114,091
Finished chicken products	201,516	164,412
	530,109	474,909
Turkey:
Live turkey and hens	$7,138	$7,209
Feed and eggs	4,740	4,924
Finished turkey products	26,685	23,072
	38,563	35,205
Other Products:
Commercial feed, table eggs, and retail farm store	$7,080	$4,866
Distribution inventories (other than chicken & turkey products)	10,188	12,349
	17,268	17,215

Total Inventories	$585,940	$527,329

NOTE E - NOTES PAYABLE AND LONG-TERM DEBT

The following table presents our long-term debt as of September 30, 2006 and October 1, 2005 (in thousands)

	Final Maturity	September 30, 2006	October 1, 2005

Senior unsecured notes, at 9 5/8%	2011	$299,601	$302,588
Senior subordinated unsecured notes, at 9 1/4%	2013	82,640	100,000
Secured revolving credit facility with notes payable at LIBOR plus 1.25% to LIBOR plus 2.75%	2011	74,682	--
Note payable to an insurance company at 6.68%	2012	50,115	53,103
Notes payable to an insurance company at LIBOR plus 2.2075%	2013	41,333	54,667
Revolving term/credit facility, with notes payable at LIBOR or US Treasuries, plus a spread	2016	--	--
Other	Various	16,827	17,108
		565,198	527,466
Less current maturities		(10,322)	(8,603)
Total		$554,876	$518,863

Pilgrim's Pride Corporation
September 30, 2006

    In September 2006, the Company entered into a revolver/term credit agreement with a marturity date of September 21, 2016.  This revolver/term agreement provides for an aggregate commitment of $1.225 billion consisting of i) a $795 million revolving/term loan commitment which, unless otherwise agreed to among the parties, will automatically be reduced to $500 million on September 21, 2007, and ii) a $430 million term loan commitment which is available to the Company until not later than March 21, 2007.  The total credit facility is presently secured by certain fixed assets with a current availability of $545.3 million.  The term loan commitment is comprised of a $210 million fixed rate term loan commitment and $220 million floating rate term loan commitment.  From time to time, if certain conditions are satisfied, the Company has the right to increase the revolving/term loan commitment and term loan commitment to a total maximum amount of $1.0 billion and $750 million, respectively.  Borrowings under the revolving/term loan commitment are available on a revolving basis until September 21, 2011 at which time the outstanding borrowings will be converted to a term loan maturing on September 21, 2016.  The fixed rate term loans will bear interest based on the annual yeild of an actual Treasury Note closest to the average life of the loan, plus 2.25%.  The floating rate term loans will bear interest at LIBOR plus 1.50%-1.75% based on the Company's EBITDA.  The revolving/term loans provide for interest rates ranging at LIBOR plus 1.0%-2.0% depending upon the Company's total debt to capitalization ratio.  Revolving/term loans converted to term loans on September 21, 2011 will be payable in equal quarterly principal payments of 10% per annum of the original principal amount beginning the calendar quarter following the conversion date with the remaining balance due on the maturity date.  Revolving/term loans that are voluntarily converted prior to September 21, 2011 and term loans must be repaid in equal quarterly principal payments of 1% per annum of the original principal amount beginning the calendar quarter following the funding date or conversion date, as applicable, with the remaining balance due on the maturity date.  All borrowings are subject to the availability of eligible collateral and no material adverse change provisions.  These credit facilities will be fully available as identified collateral is pledged.  A major shareholder of the Company also guarantees one-half of the outstanding obligations under the revolver/term agreement.

    As of September 30, 2006, we had $150.0 million domestic revolving credit facilities that provide for interest rates ranging from LIBOR plus 0.875%-2.675% depending upon our total debt to capitalization ratio. The $150.0 million domestic revolving credit facilities, $126.6 million of which was available for borrowing at September 30, 2006, are secured by domestic chicken inventories. Borrowings against these facilities are subject to the availability of eligible collateral and no material adverse change provisions.

On September 25, 2006, a subsidiary of the Company, Avícola Pilgrim’s Pride de México, S. de R.L. de C.V. (the “Borrower”), entered into a secured revolving credit agreement of up to $75 million with a final maturity date of September 25, 2011. Commencing September 30, 2007, the Borrower is required to reduce the lender’s aggregate commitment by $3 million on September 30 of each year. Additionally, after the end of each fiscal year of Borrower, if the ratio of Borrower’s net indebtedness to EBITDA is greater than specific levels, then the Borrower is required to reduce the lenders’ aggregate commitment by 25% of the Borrower’s excess cash flow of that fiscal year until the aggregate revolving commitment is equal to $50 million. Outstanding amounts bear interest at rates ranging from the higher of the Prime Rate or Federal Funds Effective Rate plus 0.5%; LIBOR plus 1.25%-2.75%; or TIIE plus 1.05%-2.55% depending on the loan designation. Obligations under this agreement are secured by a security interest in and lien upon all capital stock and other equity interests of the Company’s Mexico subsidiaries. All the obligations of the Borrower are secured by unconditional guaranty by the Company. All available funds have been borrowed at September 30, 2006.

Pilgrim's Pride Corporation
September 30, 2006

In connection with the Tender Offers, the Company has obtained a commitment letter pursuant to which, subject to specified conditions, certain investment banks have agreed to make available to the Company a $450 million senior unsecured bridge loan facility for the purchase of shares of common stock of Gold Kist. Any loans under the unsecured bridge loan facility will mature on the date that is one year following the initial draw down. The loans under the unsecured bridge loan facility will initially accrue interest at a rate per annum equal to LIBOR plus 2.75%. If the loans are not repaid in full within 180 days following the initial draw down, the rate will increase by 0.75% at the end of that 180-day period and will increase by an additional 0.5% at the end of each 90-day period thereafter. If the loans are not repaid after 1-year, then the outstanding balance will convert into term loans maturing on the ninth anniversary. The interest rate on the term loans will initially be the same as the rate on the bridge loan facility plus 0.5% and will increase by 0.5% every 90 days but will not exceed a rate of 9.75%-10.25% based on the Company’s senior unsecured rating.

A substantial portion of our domestic inventories and domestic fixed assets are pledged as collateral on our long-term debt and credit facilities.

Annual maturities of long-term debt for the five years subsequent to September 30, 2006 are: 2007 -- $10.3 million; 2008 -- $10.1 million; 2009 -- $10.3 million; 2010 -- $10.6 million; and 2011 -- $368.0 million.

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

The Company is required, by certain provisions of its debt agreements, to maintain levels of working capital and net worth, to limit dividends to a maximum of $13 million per year, and to maintain various fixed charge, leverage, current and debt-to-equity ratios. In fiscal 2006, waivers were obtained to permit a special $1 per share dividend.

Total interest expense was $50.6 million, $52.4 million and $56.1 million in 2006, 2005 and 2004, respectively. Interest related to new construction capitalized in 2006, 2005 and 2004 was $4.3 million, $2.8 million and $1.7 million, respectively.

The fair value of long-term debt, at September 30, 2006 and October 1, 2005 and based upon quoted market prices for the same or similar issues where available or by using discounted cash flow analysis, was approximately $592.3 million and $578.1 million, respectively.

Pilgrim's Pride Corporation
September 30, 2006

NOTE F - INCOME TAXES

Income (loss) before income taxes after allocation of certain expenses to foreign operations for 2006, 2005 and 2004 was ($19.7) million, $361.1 million and $218.7 million, respectively, for U.S. operations and ($16.1) million, $42.4 million and ($10.2) million, respectively, for foreign operations. The provisions for income taxes are based on pre-tax financial statement income (loss).

As previously disclosed, in fiscal 2004 we acquired the stock of the poultry division of ConAgra Foods, Inc. The purchase was treated as an asset acquisition for tax purposes under Section 338(h)(10) of the Internal Revenue Code. Deferred taxes have been established as part of the purchase accounting for the fiscal 2004 acquisition.

The components of income tax expense (benefit) are set forth below:

(In thousands)	2006	2005	2004
Current:
Federal	$(23,147)	$117,518	$71,144
Foreign	5,130	3,880	2,092
State and other	(4,523)	14,899	3,664
Total current	(22,540)	136,297	76,900
Deferred
Federal	9,511	(1,594)	(2,225)
Foreign	10,221	4,475	5,673
State and other	723	113	(153)
Total deferred	20,455	2,994	3,295
Change in valuation allowance	--	(747)	--
	$(2,085)	$138,544	$80,195

The following is a reconciliation between the statutory U.S. federal income tax rate and the Company’s effective income tax rate:

	2006	2005	2004
Federal income tax rate	(35.0)%	35.0%	35.0%
State tax rate, net	(0.7)	2.1	2.1
Difference in U.S. statutory tax rate and foreign country effective tax rate	(1.0)	(1.3)	5.9
Tax credits	(13.1)	(1.1)	(0.1)
Tax effect of American Jobs Creation Act repatriation	68.3	0.6	--
Currency related differences	8.4	(1.1)	(4.2)
Change in contingency reserves	(29.7)	--	--
Change in valuation allowance	--	(0.2)	--
Other	(3.0)	0.3	(0.2)
Total	(5.8)%	34.3%	38.5%

Pilgrim's Pride Corporation
September 30, 2006

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax liabilities and assets are as follows:

(In thousands)	2006	2005

Deferred tax liabilities:
Property and equipment	$144,361	$137,109
Inventories	43,627	47,206
Prior use of cash accounting	18,457	20,135
Acquisition related items	15,600	16,518
Deferred foreign taxes	24,127	--
Other	36,570	39,775
Total deferred tax liabilities	282,742	260,743
Deferred tax assets:
Foreign net operating losses	42,683	25,435
Expenses deductible in different years	71,478	87,183
Total deferred tax asset	114,161	112,618
Net deferred tax liabilities	$168,581	$148,125

     The Company has not provided any deferred income taxes on the remaining undistributed earnings of its Mexico subsidiaries based upon its determination that such earnings will be indefinitely reinvested. As of September 30, 2006, the cumulative undistributed earnings of these subsidiaries were approximately $73.5 million. If such earnings were not considered indefinitely reinvested, certain deferred foreign and U.S. income taxes would have been provided, after consideration of estimated foreign tax credits. However, determination of the amount of deferred income taxes is not practical.

  The Mexican tax operating loss carryforwards of approximately $169.8 million will expire in the years ranging from 2008 through 2012.

NOTE G - COMPREHENSIVE INCOME (LOSS)

For the period ending September 30, 2006, Comprehensive Loss was ($33.7) million consisting of net loss of ($34.2) million and unrealized gains related to our investments in debt securities of $0.5 million. This compares to the fiscal year ended October 1, 2005 in which Comprehensive Income was $265.0 million primarily consisting of net income of $265.0 million. Comprehensive Income for fiscal year ended October 2, 2004, was $128.0 million, consisting of net income of $128.3 million and market-to-market adjustments of commodity futures contracts of ($0.3) million, net of tax benefit of ($.2) million.

NOTE H - COMMON STOCK

On August 3, 2005, Pilgrim's Pride Corporation entered into a Purchase and Amendment Agreement with ConAgra Foods, Inc., providing for the repurchase by Pilgrim’s Pride from ConAgra Foods, Inc. of an aggregate of 15,443,054 shares of Pilgrim’s Pride common stock at a price per share of $31.23735. Under the ConAgra chicken division acquisition agreement, these shares were restricted from sale by ConAgra for certain periods through December 2006. The repurchase was completed on August 9, 2004 and the shares were cancelled. There was no decrease in the total number of outstanding shares of common stock after giving effect to the repurchase as it occurred concurrent with the issuance of a like number of new shares in a public offering at an issue price of $33.86 per share. The net proceeds from these two transactions of $39.7 million, after consideration of $0.8 million in transaction costs, was credited to additional paid in capital.

Pilgrim's Pride Corporation
September 30, 2006

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

Except as to voting rights, the rights of the new common stock are substantially identical to the rights of the Class A common stock and Class B common stock. Each share of Class B common stock that was reclassified into our new common stock is entitled to cast twenty votes on all matters submitted to a vote of the stockholders until there is a change in the beneficial ownership of such share.

The reclassification had no significant effect on our Consolidated Financial Statements, as the combination of the Class A and Class B shares into a new class of common stock did not affect the overall shares of common stock outstanding. Prior year balances reflect this reclassification as if it had occurred as of the earliest period presented.

As of September 30, 2006, we estimate that approximately 26 million shares of our common stock carry 20 votes per share, of which 25.4 million shares are beneficially owned by our Chairman, Lonnie “Bo” Pilgrim, or certain related entities.

NOTE I - SAVINGS AND PENSION PLANS

The Company maintains three retirement plans for eligible employees: (1) the Pilgrim’s Pride Retirement Savings Plan (the “RS Plan”), a Section 401(k) Salary Deferral Plan; (2) the Pilgrim’s Pride Retirement Plan for Union Employees, a defined benefit plan; and (3) the To-Rico’s Employee Cash or Deferred Arrangement Profit Sharing Plan (the “To-Rico’s Plan”), a Section 1165(e) Salary Deferral Plan. Additionally, the Company is required by the government of Mexico to make certain payments to terminated employees in Mexico.

The RS Plan is maintained for certain eligible U.S. employees. Under the RS Plan, eligible employees may voluntarily contribute a percentage of their compensation; there are various Company matching provisions. The defined benefit plan covers certain locations or work groups within the Company. The To-Rico’s Plan is maintained for certain eligible Puerto Rico employees. Under the To-Rico’s Plan, eligible employees may voluntarily contribute a percentage of their compensation; there are various Company matching provisions.

Pilgrim's Pride Corporation
September 30, 2006

The Company maintains three postretirement plans for eligible Mexico employees as required by Mexico law which cover primarily termination benefits. Separate disclosure of plan obligations is not considered material.

Under all of our plans, the Company’s expenses were $16.0 million, $22.4 million and $13.2 million in fiscal 2006, 2005 and 2004, respectively, including the correction of $6.4 million, pretax, as described in Note A-“Business and Summary of Significant Accounting Policies - Accounting Adjustments and Reclassifications”.

The Company uses a calendar year measurement date for its defined benefits plans, while its postretirement benefit plans use a fiscal year end of September 30, 2006. Certain disclosures are listed below; other disclosures are not material to the financial statements.

Benefit obligations and funded status

At September 30, 2006 and at October 1, 2005, U.S. pension obligations exceeded the accumulated benefit obligation as follows (in thousands):

	Pension Benefits
	2006	2005
Comparison of obligations to plan assets
Projected benefit obligation	$9,882	$8,778
Accumulated benefit obligation	9,310	7,694
Fair value of plan assets at measurement date	6,252	5,405

Assumptions

Key assumptions used are as follows:

	Pension Benefits
	2006	2005
Assumptions
Discount rate to determine net periodic benefit cost	5.25%	5.50%
Discount rate to determine benefit obligations	5.75%	5.25%
Rate of compensation increase	3.00%	3.00%
Expected return on plan assets	7.75%	7.75%

Pilgrim's Pride Corporation
September 30, 2006

Plan Assets

The fair value of plan assets for the Company’s domestic union pension benefit plan was $6.3 million and $5.4 million as of September 30, 2006 and October 1, 2005 respectively. The following table shows asset allocations by category:

	2006	2005
Plan assets by category
Equity securities	66%	63%
Debt securities	34%	37%
Total assets	100%	100%

 NOTE J - RELATED PARTY TRANSACTIONS

Lonnie “Bo” Pilgrim, the Chairman and, through certain related entities, the major stockholder of the Company (collectively, the “major stockholder”) owns an egg laying and a chicken growing operation. In addition, at certain times during the year the major stockholder purchases from the Company live chickens and hens and certain feed inventories during the grow-out process and then contracts with the Company to resell the birds at maturity, determined on a market based formula price subject to a ceiling price calculated at his cost plus 2%. During the years ended September 30, 2006, October 1, 2005 and October 2, 2004, the formula resulted in a net operating profit to the major stockholder of $4,500, $1,017,000 and $1,050,000, respectively on gross amounts paid by the Company to the major stockholder as described below under “Live chicken purchases and other payments to the major stockholder.”

Transactions with the major stockholders or related entities are summarized as follows:

(In thousands)	2006	2005	2004
Lease payments on commercial egg property	$750	$750	$750
Chick, feed and other sales to major stockholder	$747	$51,258	$53,481
Live chicken purchases and other payments to major stockholder	$1,208	$54,318	$54,180
Loan guaranty fees	$1,615	$1,775	$2,634
Lease payments and operating expenses on airplane	$492	$536	$587

The Company leases a commercial egg property including all of the ongoing costs of the operation from the Company’s major stockholder. The lease term runs for ten years with a monthly lease payment of $62,500.

Much of the Company's debt obligations have been guaranteed by the Company's major stockholders. In consideration of such guarantees, the Company has paid such stockholders a quarterly fee equal to .25% of the average aggregate outstanding balance of such guaranteed debt. During fiscal 2006, we paid $1.6 million to Pilgrim Interests, Ltd., an affiliate of Lonnie “Bo” Pilgrim.

Pilgrim's Pride Corporation
September 30, 2006

The Company leases an airplane from its major stockholder under an operating lease agreement that is renewable annually. The terms of the lease agreement require monthly payments of $33,000 plus operating expenses. Lease expense was $396,000 for each of the years 2006, 2005 and 2004. Operating expenses were $96,480, $140,090 and $190,560 in 2006, 2005 and 2004, respectively.

The Company maintains depository accounts with a financial institution in which the Company’s major stockholder is also a major stockholder. Fees paid to this bank in 2006, 2005 and 2004 are insignificant, and as of September 30, 2006, the Company had bank balances at this financial institution of approximately $1.7 million.

The major stockholder has deposited $0.3 million with the Company as an advance on miscellaneous expenditures.

A son of the major stockholder sold commodity feed products and a limited amount of other services to the Company aggregating approximately $0.4 million in fiscal 2006. He also leases an insignificant amount of land from the Company.

The Company has entered into chicken grower contracts involving farms owned by certain of its officers and directors, providing the placement of Company-owned flocks on their farms during the grow-out phase of production. These contracts are on terms substantially the same as contracts entered into by the Company with unaffiliated parties and can be terminated by either party upon completion of the grow-out of each flock. The aggregate amounts paid by the Company to these officers and directors under these grower contracts during each of the fiscal years 2006, 2005 and 2004 were less than $1 million in total.

NOTE K- COMMITMENTS and CONTINGENCIES

The Consolidated Statements of Income (Loss) include rental expense for operating leases of approximately $35.1 million, $35.4 million and $33.1 million in 2006, 2005 and 2004, respectively. The Company’s future minimum lease commitments under non-cancelable operating leases are as follows: 2007 -- $30.0 million; 2008 -- $24.0 million; 2009 -- $19.1 million; 2010 -- $12.6 million; 2011 -- $7.7 million and thereafter $0.5 million.

At September 30, 2006, the Company had $23.4 million in letters of credit outstanding relating to normal business transactions.

Among the claims presently pending against the Company are claims brought by current and former employees seeking compensation for the time spent donning and doffing work equipment. We are aware of an industry-wide investigation by the Wage and Hour Division of the U.S. Department of Labor to ascertain compliance with various wage and hour issues, including the compensation of employees for the time spent on such activities such as donning and doffing work equipment. Due, in part, to the government investigation and the recent U.S. Supreme Court decision in IBP, Inc. v. Alvarez, it is possible that we may be subject to additional employee claims. We intend to assert vigorous defenses to the litigation. Nonetheless, there can be no assurances that other similar claims may not be brought against the Company. Currently we do not expect these cases to have a material impact on our financial position or results of operations.

Pilgrim's Pride Corporation
September 30, 2006

On December 31, 2003, we were served with a purported class action complaint styled “Angela Goodwin, Gloria Willis, Johnny Gill, Greg Hamilton, Nathan Robinson, Eddie Gusby, Pat Curry, Persons Similarly Situated v. ConAgra Poultry Company and Pilgrim’s Pride, Incorporated” in the United States District Court, Western District of Arkansas, El Dorado Division, alleging racial and age discrimination at one of the facilities we acquired from ConAgra. Two of the named plaintiffs, Greg Hamilton and Gloria Willis, were voluntarily dismissed from this action. We believe we have meritorious defenses to the class certification as well as the individual claims and we intend to vigorously oppose class certification and defend these claims. After considering our available resources, we do not expect these cases to have a material impact on our financial position or results of operations.

The Company is subject to various other legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

We are a party to many routine contracts in which we provide general indemnities in the normal course of business to third parties for various risks. Among other considerations, we have not recorded a liability for any of these indemnities as based upon the likelihood of payment; the fair value of such indemnities is immaterial.

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

The Company also maintains operating leases for various types of equipment, some of which contain residual value guarantees for the market value of assets at the end of the term of the lease. The terms of the lease maturities range from one to seven years.  The maximum potential amount of the residual value guarantees is estimated to be approximately $17.4 million; however, the actual amount would be offset by any recoverable amount based on the fair market value of the underlying leased assets. No liability has been recorded related to this contingency as the likelihood of payments under these guarantees is not considered to be probable and the fair value of such guarantees is immaterial. The Company historically has not experienced significant payments under similar residual guarantees.

NOTE L - BUSINESS SEGMENTS

We operate in three reportable business segments as (1) a producer and seller of chicken products, (2) a producer and seller of turkey products and (3) a seller of other products. In previous years, our presented segments included chicken and other and turkey. After fully integrating the fiscal 2004 acquisition into our operations during fiscal 2004 and early fiscal 2005, we changed our segment presentation to separate our non-chicken and non-turkey operations into a separate category consistent with management’s evaluation of operating results and decisions with respect to the allocation of resources.

Pilgrim's Pride Corporation
September 30, 2006

Our chicken segment includes sales of chicken products we produce and purchase for resale in the U.S., including Puerto Rico, and Mexico. Our chicken segment conducts separate operations in the U.S. and Puerto Rico and in Mexico and is reported as two separate geographical areas. Substantially all of the assets and operations of the fiscal 2004 acquisition are included in our U.S. chicken segment since the date of acquisition.

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

Assets associated with our corporate functions, included cash and cash equivalents and investments in available for sale securities are included in our chicken segment.

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

Pilgrim's Pride Corporation
September 30, 2006

The following table presents certain information regarding our segments:

	Fiscal Year Ended
	September 30, 2006	October 1, 2005	October 2, 2004(a)
		(In thousands)
Net Sales to Customers:
Chicken:
United States	$4,098,403	$4,411,269	$4,091,706
Mexico	418,745	403,353	362,442
Sub-total	4,517,148	4,814,622	4,454,148
Turkey	130,901	204,838	286,252
Other Products:
United States	570,510	626,056	600,091
Mexico	17,006	20,759	23,232
Sub-total	587,516	646,815	623,323
Total	5,235,565	5,666,275	5,363,723
Operating Income (Loss):
Chicken:
United States	$28,619	$405,662	$329,694
Mexico	(17,960)	39,809	(7,619)
Sub-total	10,659	445,471	322,075
Turkey(b)	(15,511)	(22,539)	(96,839)
Other Products:
United States	6,216	8,250	35,969
Mexico	1,638	4,630	4,033
Sub-total	7,854	12,880	40,002
Non-recurring recoveries	--	--	76
Total	$3,002	$435,812	$265,314
Depreciation and Amortization:(c)
Chicken:
United States	$109,346	$114,131	$89,767
Mexico	11,305	12,085	12,217
Sub-total	120,651	126,216	101,984
Turkey	6,593	3,343	6,887
her Products:
United States	7,743	5,196	4,773
Mexico	146	189	144
Sub-total	7,889	5,385	4,917
Total	$135,133	$134,944	$113,788
Total Assets:
Chicken:
United States	$1,897,763	$2,059,579	$1,830,051
Mexico	361,887	287,414	212,492
Sub-total	2,259,650	2,346,993	2,042,543
Turkey	76,908	77,319	122,163
Other Products:
United States	88,650	85,581	78,754
Mexico	1,660	2,010	2,529
Sub-total	90,310	87,591	81,283
Total	$2,426,868	$2,511,903	$2,245,989
Capital Expenditures:
Chicken:
United States	$133,106	$102,470	$54,433
Mexico	6,536	4,924	8,640
Sub-total	139,642	107,394	63,073
Turkey	257	3,604	8,151
Other Products:
United States	3,567	5,448	8,395
Mexico	416	142	23
Sub-total	3,983	5,590	8,418
Total	$143,882	$116,588	$79,642

Pilgrim's Pride Corporation
September 30, 2006

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

(c)	Includes amortization of capitalized financing costs of approximately $2.3 million, $2.0 million and $1.5 million in fiscal years 2005, 2004 and 2003, respectively.

The Company had one customer that represented 10% or more of net sales in fiscal year 2005 and none in fiscal years 2004 and 2003.

As of each of the three years ended September 30, 2006, 2005 and 2004, Mexico has net long lived assets of $116.9 million, $122.1 million and $129.8 million, respectively.

Pilgrim's Pride Corporation
September 30, 2006

NOTE M - QUARTERLY RESULTS (UNAUDITED)

(In thousands, except per share data)	Year ended September 30, 2006
	First	Second	Third	Fourth	Fiscal
	Quarter	Quarter	Quarter	Quarter (a)	Year

Net sales	$1,343,812	$1,265,709	$1,287,646	$1,338,398	$5,235,565
Gross profit	118,400	37,201	42,696	99,303	297,600
Operating income (loss)	46,198	(37,936)	(26,737)	21,477	3,002
Net income (loss)	25,678	(31,954)	(20,473)	(7,483)	(34,232)
Per Share:
Net income (loss)	0.39	(0.48)	(0.31)	(0.11)	(0.51)
Cash dividends	1.0225	0.0225	0.0225	0.0225	1.090

(In thousands, except per share data)	Year ended October 1, 2005
	First	Second	Third	Fourth	Fiscal
	Quarter	Quarter(b)	Quarter	Quarter	Year

Net sales	$1,368,247	$1,375,321	$1,440,039	$1,482,668	$5,666,275
Gross profit	161,118	164,055	219,221	200,805	745,199
Operating income	91,015	88,955	135,993	119,849	435,812
Net income	48,509	56,389	85,353	74,728	264,979
Per Share:
Net income	0.73	0.85	1.28	1.12	3.98
Cash dividends	0.015	0.015	0.015	0.015	0.06

(a)
Included in gross profit in the fourth quarter of fiscal 2006 are charges for accounting adjustments of $6.4 million, pretax, related to certain benefit plans. Included in net income in the fourth quarter of fiscal 2006 is a $25.8 million tax provision for the American Jobs Creation Act of 2004 and a $10.6 million tax benefit for a change in estimate of contingency reserves as described in Note A-“Business and Summary of Significant Accounting Policies - Income Taxes”.

(b)	Included in net income in the second quarter of fiscal 2005 is a $7.5 million after tax gain from a litigation settlement.

Pilgrim's Pride Corporation
September 30, 2006

PILGRIM'S PRIDE CORPORATION

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

Col. A	Col. B	Col. C		Col. D	Col. E
		ADDITIONS
			Charged to
	Balance at	Charged to	Other		Balance at
DESCRIPTION	Beginning	Costs	Accounts-	Deductions	end
	of Period	and Expenses	Describe(1)	Describe(2)	of Period

Year ended September 30, 2006:
Reserves and allowances deducted
from asset accounts:
Allowance for doubtful accounts	$4,663,155	$(100,676)	$--	$2,478,070	$2,084,409

Year ended October 1, 2005:
Reserves and allowances deducted
from asset accounts:
Allowance for doubtful accounts	$4,244,644	$767,923	$--	$349,412	$4,663,155

Year ended October 2, 2004:
Reserves and allowances deducted
from asset accounts:
Allowance for doubtful accounts	$1,184,199	$1,124,878	$5,228,623	$3,293,056	$4,244,644

(1) Balance of allowance for doubtful accounts established for accounts receivable acquired from ConAgra.
(2) Uncollectible accounts written off, net of recoveries.