Form 10-Q
period 2006-12-30
PILGRIMS PRIDE CORP
filed 2007-01-30
CIK 802481

 UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2006

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

Number of shares outstanding of the issuer’s common stock, as of January 29, 2007, was 66,555,733.

INDEX PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
Consolidated balance sheets December 30, 2006 and September 30, 2006
Consolidated statements of income (loss) Three months ended December 30, 2006 and December 31, 2005
Consolidated statements of cash flows Three months ended December 30, 2006 and December 31, 2005
Notes to consolidated financial statements as of December 30, 2006
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Item 4.	Controls and Procedures

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 6.	Exhibits

SIGNATURES
EXHIBIT INDEX

PILGRIM'S PRIDE CORPORATION

INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Pilgrim's Pride Corporation
Consolidated Balance Sheets
(Unaudited)
	December 30, 2006	September 30, 2006
Assets	(In thousands, except share and per share data)
Current Assets:
Cash and cash equivalents	$146,544	$156,404
Investment in available for sale securities	22,537	21,246
Trade accounts and other receivables, less allowance for doubtful accounts	356,523	263,149
Inventories	860,643	585,940
Income taxes receivable	27,946	39,167
Current deferred income taxes	23,337	7,288
Other current assets	50,144	32,480
Total Current Assets	1,487,674	1,105,674

Investment in Available for Sale Securities	147,141	115,375
Other Assets	112,308	50,825
Goodwill	537,516	--
Property, Plant and Equipment:
Land	92,215	52,493
Buildings, machinery and equipment	2,292,694	1,702,949
Autos and trucks	54,907	57,177
Construction-in-progress	97,363	63,853
	2,537,179	1,876,472
Less accumulated depreciation	(744,635)	(721,478)
	1,792,544	1,154,994
	$4,077,183	$2,426,868
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$371,635	$293,685
Accrued expenses	485,554	272,830
Current maturities of long-term debt	4,746	10,322
Total Current Liabilities	861,935	576,837

Long-Term Debt, Less Current Maturities	713,105	554,876
Purchase Obligation	1,057,697	--
Deferred Income Taxes	254,109	175,869
Other long-term liabilities	32,760	--
Minority Interest in Subsidiary	47,247	1,958
Commitments and Contingencies	--	--

Stockholders’ Equity:
Preferred stock, $.01 par value, 5,000,000 authorized shares; none issued	--	--
Common stock - $.01 par value, 160,000,000 authorized shares; 66,555,733 issued	665	665
Additional paid-in capital	469,779	469,779
Retained earnings	636,516	646,750
Accumulated other comprehensive income	3,370	134
Total Stockholders’ Equity	1,110,330	1,117,328
	$4,077,183	$2,426,868
See notes to consolidated financial statements.

PILGRIM'S PRIDE CORPORATION

INDEX

Pilgrim’s Pride Corporation and Subsidiaries Consolidated Statements of Income (Loss) (Unaudited)

	Three Months Ended
	December 30, 2006	December 31, 2005
	(in thousands, except share and per share data)
Net Sales	$1,337,132	$1,343,812
Cost of sales	1,271,606	1,225,412
Gross Profit	65,526	118,400
Selling, general and administrative	68,432	72,202
Operating income (loss)	(2,906)	46,198
Other Expenses (Income):
Interest expense	13,914	12,394
Interest income	(1,309)	(3,946)
Foreign exchange (gain) loss	1,504	(620)
Miscellaneous, net	(2,515)	1,730
	11,594	9,558

Income (Loss) Before Income Taxes	(14,500)	36,640
Income Tax Expense (Benefit)	(5,764)	10,962
Net Income (Loss)	$(8,736)	$25,678

Net Income (Loss) per Common Share- Basic and Diluted	$(0.13)	$0.39
Dividends declared per common share	$0.0225	$1.0225

Weighted average shares outstanding	66,555,733	66,555,733

See notes to consolidated financial statements.

PILGRIM'S PRIDE CORPORATION

INDEX

Pilgrim’s Pride Corporation and Subsidiaries Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	December 30, 2006	December 31, 2005
	(in thousands)
Cash Flows From Operating Activities:
Net income (loss)	$(8,736)	$25,678
Adjustments to reconcile net income (loss) to cash provided by operating activities
Depreciation and amortization	32,697	30,348
Loss on property disposals	1,769	1,096
Deferred income taxes	(1,472)	--
Changes in operating assets and liabilities
Accounts and other receivables	19,654	1,417
Inventories	(29,460)	(34,422)
Other current assets	(5,166)	(3,231)
Accounts payable and accrued expenses	9,861	37,085
Other	38	(1,905)
Cash Provided by Operating Activities	19,185	56,066

Investing Activities:
Acquisitions of property, plant and equipment	(39,350)	(43,866)
Purchases of investment securities	(140,350)	(2,500)
Proceeds from sale or maturity of investment securities	108,437	--
Business acquisition activity, primarily cash acquired	34,065	--
Proceeds from property disposals	2,557	731
Other, net	(2,139)	(1,026)
Cash Used in Investing Activities	(36,780)	(46,661)

Financing Activities:
Proceeds from long-term debt	99,843	--
Payments on long-term debt	(90,680)	(10,291)
Cash dividends paid	(1,498)	(1,498)
Cash Provided by (Used in) Financing Activities	7,665	(11,789)

Effect of exchange rate changes on cash and cash equivalents	70	93
Decrease in cash and cash equivalents	(9,860)	(2,291)
Cash and cash equivalents at beginning of year	156,404	132,567

Cash and Cash Equivalents at End of Period	$146,544	$130,276

See notes to consolidated financial statements.

PILGRIM'S PRIDE CORPORATION

INDEX

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE A—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Pilgrim’s Pride Corporation (referred to herein as “Pilgrim’s,” “the Company,” “we,” “us,” “our” or similar terms) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S.”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments unless otherwise disclosed) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending September 29, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in Pilgrim’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

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

During July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation Number 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing the minimum requirements a tax position must meet before being recognized in the financial statements. In addition, FIN 48 prohibits the use of Statement of Financial Accounting Standards (SFAS) Number 5, Accounting for Contingencies, in evaluating the recognition and measurement of uncertain tax positions. The Company will be required to adopt FIN 48 on September 30, 2007, and has not yet assessed the impact of the adoption of this standard on the Company’s financial statements.

During September 2006, the FASB issued SFAS Number 157, Fair Value Measurements. SFAS Number 157 establishes a framework for measuring fair value within generally accepted accounting principles clarifies the definition of fair value within that framework and expands disclosures about the use of fair value measurements. SFAS Number 157 does not require any new fair value measurements in generally accepted accounting principles. However, the definition of fair value in SFAS Number 157 may affect assumptions used by companies in determining fair value. The Company will be required to adopt SFAS Number 157 on September 28, 2008. The Company has not completed its evaluation of the impact of adoption SFAS Number 157 on the Company’s financial statements, but currently believes the impact of the adoption of SFAS Number 157 will not require material modification of the Company’s fair value measurement and will be substantially limited to expanded disclosures in the notes to the Company’s consolidated financial statements.

PILGRIM'S PRIDE CORPORATION

INDEX

Total comprehensive income (loss) was ($5.5) million and $25.6 million for the three months ended December 30, 2006 and December 31, 2005, respectively.

NOTE B—BUSINESS ACQUISITION

On December 27, 2006, through a tender offer we acquired 45,343,812 shares of Gold Kist Inc. (“Gold Kist”) common stock representing 88.87% of all outstanding shares, the cost of which has been included in Purchase Obligation on our December 30, 2006 balance sheet. While title to the shares was obtained on December 27, 2006, the purchase obligation was not funded untl January 3, 2007. Subsequent to December 30, 2006, we completed the purchase of all remaining shares and on January 9, 2007, Gold Kist became a wholly owned subsidiary of the Company. The acquired assets and assumed liabilities are included in our December 30, 2006 balance sheet using a preliminary allocation of the purchase price. However, we have not completed certain appraisals and other purchase price adjustments. It was determined that the net operations of Gold Kist from December 27 to December 30, 2006 were not material and have not been included in the accompanying statement of income (loss).

The purchase price for Gold Kist was $21.00 per share for all outstanding common shares plus the assumption of approximately $143.5 million of Gold Kist’s debt. Subsequent to December 30, 2006, we retired the Gold Kist 10 1/4% Senior Notes due 2014 with a book value of $128.5 million at a cost of $149.8 million plus accrued interest and have notified the holders of the Gold Kist Subordinated Capital Certificates of Interest that the certificates will be redeemed promptly at a premium of one year’s interest. The Company also paid transaction costs. This acquisition was initially funded by (1) $780 million borrowed under our revolving-term secured credit facility, and (2) $450 million borrowed under our $450 million Senior Unsecured Term Loan Agreement (“Bridge Loan”) (see Note D below).

In connection with the acquisition, the Company determined that certain of the Gold Kist benefit plans will be frozen immediately with the intent to ultimately terminate. As a result, the Company recorded an additional purchase price adjustment of $52.5 million representing the current estimated incremental cost of termination. We do not anticipate any material net periodic benefit cost (income) related to these plans in fiscal 2007. Additionally, we have recorded allowances for doubtful accounts of $5.0 million and accrued legal costs of $20.0 million to conform Gold Kist's accounting policies to the Company's accounting policies and provided for deferred income taxes on all related purchase adjustments.

The following summarizes our purchase obligation at December 30, 2006, based upon the 88.87% of the outstanding shares tendered and accepted at that date (in thousands):

Purchase 45,343,812 shares at $21.00 per share	$952,220
Premium to be paid on retirement of debt	24,834
Retirement of various share-based comp awards	25,677
Various costs and fees	54,966
Total purchase obligation at December 30, 2006	$1,057,697

The following table summarizes our current estimates of the fair value of the assets acquired and liabilities assumed at the date of acquisition of Gold Kist. The purchase price allocation is preliminary and will be finalized after completion of the independent appraisal of certain of the assets acquired and additional analysis of the liabilities assumed, which is currently underway.

PILGRIM'S PRIDE CORPORATION

INDEX

Upon completion of our analysis, significant adjustments may be required.

Purchase price allocation:
(In thousands):

Current Assets	$416,696
Plant, Property & Equipment	633,889
Goodwill	537,516
Other assets	57,944
Total assets acquired	1,646,045
Current liabilities	243,375
Long-term debt, less current maturities	143,044
Deferred income taxes	74,667
Other long-term liabilities	82,049
Minority interest	45,213
Total liabilities assumed	588,348
Total purchase price	$1,057,697

Goodwill represents the purchase price in excess of the value assigned to identifiable tangible and intangible assets. The value assigned to goodwill is supported by expected benefits gained by consolidating the two companies.

The following unaudited pro forma financial information has been presented as if the acquisition had occurred at the beginning of each period presented.

In thousands, except share and per share data	Three Months Ended
	December 30, 2006	December 31, 2005
Net sales	$1,864,942	$1,884,953
Depreciation and amortization	$53,818	$49,522
Operating income (loss)	$(29,355)	$46,867
Interest expense, net	$38,427	$30,000
Income (loss) before taxes	$(65,332)	$16,911
Net income (loss)	$(40,294)	$13,213
Net income (loss) per common share	$(0.61)	$0.20
Weighted average shares outstanding	66,555,733	66,555,733

PILGRIM'S PRIDE CORPORATION

INDEX

NOTE C—INVENTORIES

	December 30,	September 30,
(In thousands)	2006	2006
Chicken:
Live chicken and hens	$314,100	$196,284
Feed and eggs	214,544	132,309
Finished chicken products	294,279	201,516
	822,923	530,109
Turkey:
Live turkey and hens	$7,763	$7,138
Feed and eggs	3,641	4,740
Finished turkey products	9,113	26,685
	20,517	38,563
Other Products:
Commercial feed, table eggs, retail farm store and other	$8,020	$7,080
Distribution inventories (other than chicken & turkey products)	9,183	10,188
	17,203	17,268

Total Inventories	$860,643	$585,940

NOTE D—NOTES PAYABLE AND LONG-TERM DEBT

	Final Maturity	December 30, 2006	September 30, 2006

Senior unsecured notes, at 9 5/8%	2011	$299,496	$299,601
Senior subordinated unsecured notes, at 9 1/4%	2013	82,640	82,640
Secured revolving credit facility with notes payable at LIBOR plus 1.25% to LIBOR plus 2.75%	2011	75,526	74,682
Note payable to an insurance company at 6.68%	2012	--	50,115
Notes payable to an insurance company at LIBOR plus 2.2075%	2013	--	41,333
Senior unsecured notes, at 10.25%	2014	128,555	--
Revolving-term secured credit facility, with notes payable at LIBOR plus a spread	2016	--	--
Term credit facility, with notes payable at US Treasuries, plus a spread	2016	--	--
Term loan payable at 6.84%	2016	100,000	--
Subordinated capital certificates of interest, at weighted average 8.04%	Various	13,482	--
Other	Various	18,152	16,827
		717,851	565,198
Less current maturities		(4,746)	(10,322)
Total		$713,105	$554,876

PILGRIM'S PRIDE CORPORATION

INDEX

On December 15, 2006, the Company borrowed $100 million at 6.84% under our term credit facility using the majority of the funds to retire the notes payable to an insurance company maturing in 2012 and 2013.

Subsequent to December 30, 2006, the Company borrowed (1) $780 million under our revolving-term secured credit agreement and (2) $450 million under our Bridge Loan agreement. On January 24, 2007, the Company closed on the sale of $400 million of 7 5/8% Senior Notes due 2015 (the “Senior Notes”) and $250 million of 8 3/8% Senior Subordinated Notes due 2017 (the “Subordinated Notes”), sold at par. Interest is payable on May 1 and November 1 of each year, beginning November 1, 2007. We may redeem all or part of the Senior Notes on or after May 1, 2011. We may redeem all or part of the Subordinated Notes on or after May 1, 2012. Before May 1, 2010, we also may redeem up to 35% of the aggregate principal amount of each of the Senior Notes and the Subordinated Notes with the proceeds of certain equity offerings. Each of these optional redemptions is at a premium as described in the indentures under which the notes were issued. The proceeds from the sale of the notes, after underwriting discounts, were used to (1) retire the Bridge Loan, (2) repurchase $75.7 million of the Company’s 9 1/4% Senior Subordinated Notes due 2013 at a premium of $7.4 million plus accrued interest of $1.3 million and (3) reduce the balance owed under our revolving-term secured agreement.

NOTE E—INCOME TAXES

The Company’s effective tax rate in fiscal 2007 is expected to be lower than applicable statutory tax rates primarily due to the existence of tax exempt income and certain deductions related to qualified manufacturing activities.

NOTE F—RELATED PARTY TRANSACTIONS

Lonnie “Bo” Pilgrim, the Chairman and, through certain related entities, the major stockholder of the Company (collectively, the “major stockholder”), owns an egg laying and a chicken growing operation. In addition, at certain times during the year, the major stockholder may purchase from the Company live chickens and hens and certain feed inventories during the grow-out process and then contract with the Company to resell the birds at maturity using a market-based formula, with prices subject to a ceiling price calculated at his cost plus two percent. Purchases made by the Company under this agreement resulted in no operating margin to the major stockholder during the fiscal quarter ended December 30, 2006 and $4,539 operating margin during the fiscal quarter ended December 31, 2005, on gross amounts paid by the Company to the major stockholder as set forth below in “Live chicken purchases from major stockholder”.

PILGRIM'S PRIDE CORPORATION

INDEX

Transactions with related parties are summarized as follows:

	Three Months Ended
	December 30, 2006	December 31, 2005
	(in thousands)
Lease payments on commercial egg property	$188	$188
Contract grower pay	$199	$234
Other sales to major stockholder	$147	$220
Live chicken purchases from major stockholder	$--	$231
Loan guaranty fees	$336	$410
Lease payments and operating expenses on airplane	$119	$131

NOTE G—COMMITMENTS AND CONTINGENCIES

At December 30, 2006, the Company had $88.4 million in letters of credit outstanding relating to normal business transactions.

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

PILGRIM'S PRIDE CORPORATION

INDEX

NOTE H—BUSINESS SEGMENTS

We operate in three reportable business segments as (1) a producer and seller of chicken products, (2) a producer and seller of turkey products and (3) and seller of other products.

The following table presents certain information regarding our segments:

	Three Months Ended
	December 30, 2006	December 31, 2005
	(In thousands)
Net Sales to Customers:
Chicken:
United States	$1,030,949	$1,034,166
Mexico	122,909	92,403
Sub-total	1,153,858	1,126,569
Turkey	51,850	61,904
Other Products:
United States	128,975	153,530
Mexico	2,449	1,809
Sub-total	131,424	155,339
Total	1,337,132	1,343,812
Operating Income (Loss):
Chicken:
United States	$(11,446)	$53,862
Mexico	1,329	(7,070)
Sub-total	(10,117)	46,792
Turkey	2,506	(5,642)
Other Products:
United States	4,138	4,590
Mexico	567	458
Sub-total	4,705	5,048
Total	$(2,906)	$46,198
Depreciation and Amortization:(a)
Chicken:
United States	$27,445	$25,560
Mexico	2,806	2,594
Sub-total	30,251	28,154
Turkey	374	781
Other Products:
United States	2,028	1,377
Mexico	44	36
Sub-total	2,072	1,413
Total	$32,697	$30,348

(a)	Includes amortization of capitalized financing costs of approximately $0.7 million and $0.6 million for each of the three month periods ending December 30, 2006 and December 31, 2005, respectively.

PILGRIM'S PRIDE CORPORATION

INDEX

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Description of the Company

The Company is the largest producer of chicken in the United States, the second largest producer and seller of chicken in Mexico, the largest producer and seller of chicken in Puerto Rico and has one of the best known brand names in the chicken industry. In the U.S., we produce both prepared and fresh chicken and fresh turkey, while in Mexico and Puerto Rico we exclusively produce fresh chicken. Through vertical integration we control the breeding, hatching and growing of chickens. We operate in three business segments and two geographical areas.

Business Acquisition

On December 27, 2006, we acquired 88.87% of all outstanding shares of common stock of Gold Kist which was the third largest chicken company in the U.S., accounting for approximately 8.8% of chicken produced in the U.S. in 2005. On January 9, 2007, we acquired all remaining shares of Gold Kist common stock, making Gold Kist a wholly owned subsidiary of the Company. We determined that the net operations of Gold Kist from December 27 to December 30, 2006 were not material and therefore have not included them in the operations of the Company. The assets and liabilities of Gold Kist have been included in the accompanying balance sheet using an allocation based on preliminary valuations and purchase price adjustments. See Note B - “Business Acquisition” of the notes to our consolidated financial statements, included elsewhere in this Quarterly Report.

We are in the process of fully integrating the operations of Gold Kist into the Company. We intend to do this as rapidly as possible without interrupting the business. We expect the acquisition and its integration will result in significant cost saving opportunities and enhanced growth. We are currently preparing an optimization plan for all production and distribution facilities and determining and implementing a “best practice” approach across all operations.

Executive Summary

During most of the first quarter of fiscal 2007, industry chicken prices were generally lower than in the fourth quarter of fiscal 2006, while the average price of corn during our first quarter of fiscal 2007 was approximately 38% higher than in our fourth quarter of fiscal 2006. Although chicken prices have risen somewhat in recent weeks, the increase lags higher grain prices, continuing the negative operating margins experienced in the first quarter of fiscal 2007.

The net loss of $8.7 million for the first quarter of fiscal 2007 is $34.4 million lower than the net income of $25.7 million for the first quarter of fiscal 2006. This decrease is primarily driven by:

▪	Increased cost of sales due to increased feed costs between the two periods, higher feed ingredient costs rose 28.8% in the U.S. and 28.1% in Mexico, due primarily to corn and soybean meal prices.

▪	Our average chicken selling prices in the U.S. were down 5.0% over the same period last year, due to overall unfavorable market trends, but total pounds sold were up an equal 4.9%.

PILGRIM'S PRIDE CORPORATION

INDEX

Business Environment

Profitability in the poultry industry is materially affected by the commodity prices of feed ingredients, chicken and turkey, which are determined by supply and demand factors. As a result, the chicken and turkey industries are subject to cyclical earnings fluctuations. Cyclical earnings fluctuations can be mitigated somewhat by:

- Business strategy;
- Product mix;
- Sales and marketing plans; and
- Operating efficiencies.

In an effort to reduce price volatility and to generate higher, more consistent profit margins, we have concentrated on the production and marketing of prepared foods products. Prepared foods products generally have higher profit margins than our other products. Also, the production and sale in the U.S. of prepared foods products reduces the impact of the costs of feed ingredients on our profitability. Feed ingredient purchases are the single largest component of our cost of sales, representing approximately 31% of our consolidated cost of sales in the first three months of fiscal 2007. The production of feed ingredients is positively or negatively affected primarily by weather patterns throughout the world, the global level of supply inventories and demand for feed ingredients, and the agricultural policies of the U.S. and foreign governments. As further processing is performed, feed ingredient costs become a decreasing percentage of a product’s total production cost, thereby reducing their impact on our profitability. Products sold in this form enable us to charge a premium, reduce the impact of feed ingredient costs on our profitability and improve and stabilize our profit margins.

As a significant portion of the U.S. chicken production is exported, the commodity prices of chicken and turkey can be, and in the first and second quarters of fiscal 2006 were, adversely affected by disruptions in export markets. Disruptions in the first and second quarters of fiscal 2006 included the effects focus and concern over avian influenza had on international demand for poultry products and the need to reroute products in transit to locations other than those intended as these concerns materialized. Disruptions at times may also be caused by restrictions on imports of U.S.-produced poultry products imposed by foreign governments for a variety of reasons, including the protection of their domestic poultry producers and allegations of consumer health issues. For example, Russia and Japan have restricted the importation of U.S.-produced poultry for both of these reasons in recent periods. In July 2003, the U.S. and Mexico entered into a safeguard agreement with regard to imports into Mexico of chicken leg quarters from the U.S. Under this agreement, a tariff rate for chicken leg quarters of 98.8% of the sales price was established. This tariff rate was reduced on January 1, 2007 to 19.8% and is scheduled to be eliminated on January 1, 2008. The tariff was imposed due to concerns that the duty-free importation of such products as provided by the North American Free Trade Agreement would injure Mexico’s chicken industry. As such tariffs are reduced, we expect greater amounts of chicken to be imported into Mexico from the U.S., which could negatively affect the profitability of Mexican chicken producers and positively affect the profitability of U.S. exporters of chicken to Mexico.  Although this could have a negative impact on our Mexican chicken operations, we believe that this will be mitigated by the close proximity of our U.S. operations to the Mexico border. We have the largest U.S. production and distribution capacities near the Mexican border, which gives us a strategic advantage to capitalize on exports of U.S. chicken to Mexico. Because these disruptions in chicken export markets are often political, no assurances can be given as to when the existing disruptions will be alleviated or that new ones will not arise.

PILGRIM'S PRIDE CORPORATION

INDEX

Business Segments

We operate in three reportable business segments as (1) a producer and seller of chicken products, (2) a producer and seller of turkey products and (3) and seller of other products.

The following table presents certain information regarding our segments:

	Three Months Ended
	December 30, 2006	December 31, 2005
	(In thousands)
Net Sales to Customers:
Chicken:
United States	$1,030,949	$1,034,166
Mexico	122,909	92,403
Sub-total	1,153,858	1,126,569
Turkey	51,850	61,904
Other Products:
United States	128,975	153,530
Mexico	2,449	1,809
Sub-total	131,424	155,339
Total	1,337,132	1,343,812
Operating Income (Loss):
Chicken:
United States	$(11,446)	$53,862
Mexico	1,329	(7,070)
Sub-total	(10,117)	46,792
Turkey	2,506	(5,642)
Other Products:
United States	4,138	4,590
Mexico	567	458
Sub-total	4,705	5,048
Total	$(2,906)	$46,198
Depreciation and Amortization:(a)
Chicken:
United States	$27,445	$25,560
Mexico	2,806	2,594
Sub-total	30,251	28,154
Turkey	374	781
Other Products:
United States	2,028	1,377
Mexico	44	36
Sub-total	2,072	1,413
Total	$32,697	$30,348

(a)	Includes amortization of capitalized financing costs of approximately $0.7 million and $0.6 million for each of the three month periods ending December 30, 2006 and December 31, 2005, respectively.

PILGRIM'S PRIDE CORPORATION

INDEX

The following table presents certain items as a percentage of net sales for the periods indicated:

	December 30, 2006	December 31, 2005
Net sales	100.0%	100.0%
Cost and Expenses
Cost of sales	95.1	91.2
Gross profit	4.9	8.8
Selling, general and administrative expense	5.1	5.4
Operating income	(0.2)	3.4
Interest expense	1.0	0.9
Interest income	(0.1)	(0.3)

Income (loss) before income taxes	(1.1)	2.7
Net income (loss)	(0.7)	1.9

Results of Operations

Fiscal First Quarter 2007 Compared to Fiscal First Quarter 2006

Net Sales. Net Sales for the first quarter of fiscal 2007 decreased $6.7 million, or 0.5%, over the first quarter of fiscal 2006. The following table provides additional information regarding net sales (in millions):

	Fiscal Quarter Ended	Change from First Quarter Ended
	December 30,	December 31,	Percentage
Source	2006	2005	Change

Chicken-
United States	$1,031.0	$(3.2)	(0.3)%	(a	)
Mexico	122.9	30.5	33.0%	(b	)
	$1,153.9	$27.3	2.4%

Turkey	$51.9	$(10.0)	(16.2)%	(c	)
	1,205.8	17.3	1.5%
Other Products-
United States	$128.9	$(24.6)	(16.0)%	(d	)
Mexico	2.4	0.6	33.3%
	$131.3	$(24.0)	(15.5)%	(d	)
	$1,337.1	$(6.7)	(0.5)%

(a)
U.S. chicken sales were consistent between periods, but reflected a 5.0% decline in revenue per pound sold during the quarter ended December 30, 2006 as compared to the prior year period being substantially offset by a 4.9% increase in pounds sold over the same period.

(b)
Mexico chicken sales increased 33.0% in the current quarter, with a 26.4% increase in revenue per pound sold as compared to the prior year quarter and a 5.2% increase in pounds sold over the same period.

(c)
U.S. turkey sales were comparably lower in the current quarter, due primarily to a 74.1% decline in further processed turkey product sales attributable to the discontinuance of our turkey prepared foods operations, offset partially by a 12.1% increase in fresh turkey sales.

(d)	Net sales of other products declined in the current quarter primarily due to the divestiture of three distribution centers whose sales included a significant portion of non-poultry products.

PILGRIM'S PRIDE CORPORATION

INDEX

Gross Profit. Gross profit decreased $52.9 million, or 44.7%, in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006.

The following table provides gross profit information (in millions):

	Fiscal Quarter	Change From		Percentage of	Percentage
	Ended	Quarter Ended		Net Sales	of Net Sales
	December 30,	December 31,	Percentage	First Quarter	First Quarter
Components	2006	2005	Change	Fiscal 2007	Fiscal 2006

Net sales	$1,337.1	$(6.7)	(0.5)%	100.0%	100.0%
Cost of sales	1,271.6	46.2	3.8%	95.1%	91.2%	(a	)

Gross profit	$65.5	$(52.9)	(44.7)%	4.9%	8.8%	(b	)

(a)
Cost of sales increased $77.6 million due primarily to a 28.8% increase in feed ingredient pricing, particularly corn, and increased sales volume when compared to the prior year, which was negatively impacted by disruptions in export markets over avian influenza concerns. These increases are offset by a $45.3 million reduction in expenses attributable to our discontinued prepared turkey products operations and our divestiture of three distribution centers in the later half of fiscal 2006 whose sales included a significant portion of non-poultry products.

(b)	Gross profit decreased $52.9 million primarily due to increased feed ingredient costs offset by improved pricing of Mexico chicken products and a more profitable product mix in our turkey operations.

PILGRIM'S PRIDE CORPORATION

INDEX

Operating Income. Operating income for the first quarter of fiscal 2007 decreased $49.1 million, when compared to the first quarter of fiscal 2006.

The following tables provide operating income information (in millions):

		Change from
	Quarter Ended	Quarter Ended
	December 30,	December 31,	Percentage
Source	2006	2005	Change

Chicken
United States	$(11.4)	$(65.3)	(121.2)%
Mexico	1.3	8.4	118.8%
	$(10.1)	$(56.9)	(121.6)%
Turkey	$2.5	$8.1	144.4%

Other Products
United States	$4.1	$(0.5)	(9.8)%
Mexico	0.6	0.2	24.8%
	$4.7	$(0.3)	(6.8)%
Operating Income	$(2.9)	$(49.1)	(106.3)%

		Change from		Percentage	Percentage
	Quarter Ended	Quarter Ended		of Net Sales	of Net Sales
	December 30,	December 31,	Percentage	First Quarter	First Quarter
Components	2006	2005	Change	Fiscal 2007	Fiscal 2006

Gross profit	$65.5	$(52.9)	(44.7)%	4.9%	8.8%
Selling, general and administrative expense	68.4	(3.8)	(5.2)%	5.1%	5.4%	(a	)

Operating income	$(2.9)	$(49.1)	(106.3)%	(0.2)%	3.4%	(b	)

(a)	Decrease is primarily due to reduced incentive based compensation as a result of declining operating results.

(b)	Decrease in operating income is primarily due to items discussed above under gross profit, offset by reduced selling, general and administrative expenses.

Interest Expense. Interest expense increased 12.3% to $13.9 million in the first quarter of fiscal 2007, when compared to $12.4 million for the first quarter of fiscal 2006, due primarily to an increased average interest rate and a decrease in amounts of interest capitalized during the quarter. As a percentage of sales, interest expense in the first quarter of fiscal 2007 increased to 1.0% from 0.9% in the first quarter of fiscal 2006. Interest expense will increase substantially in future periods as a result of our borrowings in connection with our acquisition of Gold Kist. See Note B - “Business Acquisition” of the notes to our consolidated financial statements included elsewhere in this Quarterly Report.

PILGRIM'S PRIDE CORPORATION

INDEX

Interest Income. Interest income decreased from $3.9 million in the first quarter of fiscal 2006 to $1.3 million in the first quarter of fiscal 2007 due a reduced level of investment in available for sale securities.

Miscellaneous, Net. Consolidated miscellaneous, net income of $2.5 million, consisted mainly of investment income of $1.8 million.

Income Tax Expense. Consolidated income tax benefit in the first quarter of fiscal 2007 was $5.8 million, compared to an income tax expense of $11.0 million in the first quarter of fiscal 2006.

Liquidity and Capital Resources

Subsequent to December 30, 2006, to finance the acquisition of Gold Kist, the Company borrowed (1) $780 million under our revolving-term secured credit agreement and (2) $450 million under our Bridge Loan agreement. On January 24, 2007, the Company closed on the sale of $400 million of 7 5/8% Senior Notes due 2015 (the “Senior Notes”) and $250 million of 8 3/8% Senior Subordinated Notes due 2017 (the “Subordinated Notes”), sold at par. Interest is payable on May 1 and November 1 of each year beginning November 1, 2007. We may redeem all or part of the Senior Notes on or after May 1, 2011. We may redeem all or part of the Subordinated Notes on or after May 1, 2012. Before May 1, 2010, we also may redeem up to 35% of the aggregate principal amount of each of the Senior Notes and the Subordinated Notes with the proceeds of certain equity offerings. Each of these optional redemptions is at a premium as described in the indentures under which the notes were issued. The proceeds after underwriting discounts were used to (1) retire the Bridge Loan, (2) repurchase $75.7 million of the Company’s 9 ¼% Senior Subordinated Notes due 2013 at a premium of $7.4 million plus accrued interest of $1.3 million and (3) reduce the balance owed under our revolving-term secured credit agreement. The covenants required by these new notes are substantially the same as under our existing notes.

The following table presents our available sources of liquidity as of January 29, 2007, the most recent date available. See our Annual Report on Form 10-K for the fiscal year ended September 30, 2006 for a detailed description of each facility discussed below.

	Facility	Amount
Source of Liquidity	Amount	Outstanding	Available
(in millions)

Cash and cash equivalents	$--	$--	$130.0
Investments in available for sale securities - short-term	--	--	142.7
Investments in available for sale securities	--	--	10.1
Debt Facilities:
Revolving credit facilities	225.0	163.4	61.6
Revolving/term facility	845.0	675.0	170.0
Term Loan	430.0	100.0	330.0

Receivables purchase agreement	125.0	--	125.0

PILGRIM'S PRIDE CORPORATION

INDEX

At December 30, 2006, our working capital increased $96.9 million to $625.7 million and our current ratio decreased to 1.73 to 1, compared with working capital of $528.8 million and a current ratio of 1.92 to 1 at September 30, 2006, primarily due to the working capital changes discussed below resulting from the acquisition of Gold Kist. See Note B - “Business Acquisition” to our notes to the consolidated financial statements included elsewhere in this Quarterly Report.

Trade accounts and other receivables were $356.5 million at December 30, 2006, compared to $263.1 million at September 30, 2006, an increase of $93.4 million or 35.5%, primarily as a result of the acquisition.

Inventories increased $274.7 million or 46.9% to $860.6 million at December 30, 2006, compared to $585.9 million at September 30, 2006. In addition to the acquisition, this increase was due to higher product costs in finished chicken products, live inventories and feed inventories as a result of higher feed ingredient costs.

Accounts payable increased $78.0 million, or 26.5%, to $371.6 million at December 30, 2006, compared to $293.7 million at September 30, 2006, primarily as a result of the acquisition.

Accrued liabilities increased $212.8 million or 78.0% to $485.6 million at December 30, 2006, compared to $272.8 million at September 30, 2006, primarily as a result of the acquisition.

Capital expenditures of $39.3 million for the three months ended December 30, 2006 were primarily incurred to improve efficiencies, expand capacity, reduce costs and for the routine replacement of equipment. Capital expenditures of $43.9 million for the three months ended December 31, 2005 were primarily incurred to improve efficiencies, reduce costs and for the routine replacement of equipment. We anticipate spending approximately $150 million to $175 million in fiscal 2007 to improve efficiencies, expand capacities and for the routine replacement of equipment. We expect to finance such expenditures with cash on hand, available operating cash flows and existing revolving/term and revolving credit facilities.

Cash flows provided by operating activities were $19.2 million and $56.1 million for the three months ended December 30, 2006 and December 31, 2005, respectively. The decrease in cash flows provided by operating activities for the first three months of fiscal 2007, when compared to the first three months of fiscal 2006, was due primarily to decreased profitability and changes in working capital items.

Cash flows used for financing activities were $7.7 million and ($11.8) million for the three months ended December 30, 2006 and December 31, 2005, respectively.

In December 2006, we borrowed $100 million at 6.84% under our term credit facility and primarily used the proceeds to retire our notes payable to an insurance company maturing in 2012 and 2013. As described above, subsequent to December 30, 2006, we borrowed funds required to finance the acquisition of Gold Kist.

We are a party to many routine contracts in which we provide general indemnities in the normal course of business to third parties for various risks. We have not recorded a liability for any of these indemnities, as the likelihood of payment in each case is considered remote.

PILGRIM'S PRIDE CORPORATION

INDEX
Accounting Pronouncements

During July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation Number 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing the minimum requirements a tax position must meet before being recognized in the financial statements. In addition, FIN 48 prohibits the use of Statement of Financial Accounting Standards (SFAS) Number 5, Accounting for Contingencies, in evaluating the recognition and measurement of uncertain tax positions. The Company will be required to adopt FIN 48 on September 30, 2007, and has not yet assessed the impact of the adoption of this standard on the Company’s financial statements.

During September 2006, the FASB issued SFAS Number 157, Fair Value Measurements. SFAS Number 157 establishes a framework for measuring fair value within generally accepted accounting principles clarifies the definition of fair value within that framework and expands disclosures about the use of fair value measurements. SFAS Number 157 does not require any new fair value measurements in generally accepted accounting principles. However, the definition of fair value in SFAS Number 157 may affect assumptions used by companies in determining fair value. The Company will be required to adopt SFAS Number 157 on September 28, 2008. The Company has not completed its evaluation of the impact of adoption SFAS Number 157 on the Company’s financial statements, but currently believes the impact of the adoption of SFAS Number 157 will not require material modification of the Company’s fair value measurement and will be substantially limited to expanded disclosures in the notes to the Company’s consolidated financial statements.

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

We do not use such financial instruments for trading purposes and are not a party to any leveraged derivatives. Market risk is estimated as a hypothetical 10% increase in the weighted-average cost of our primary feed ingredients as of December 30, 2006. Based on our feed consumption during the three months ended December 30, 2006, such an increase would have resulted in an increase to cost of sales of approximately $39.4 million, excluding the impact of any hedging in that period. A 10% increase in the aggregate primary feed ingredients purchased by the Company and Gold Kist during the three months ended December 30, 2006, would have increased cost of sales by $56.8 million.

Interest Rates

Our earnings are also affected by changes in interest rates due to the impact those changes have on our variable-rate interest expense and the fair value of our fixed-rate debt instruments. During the quarter ended December 30, 2006 we refinanced the notes payable to insurance companies through our term facility and entered into a U.S. Treasury Note Rate Lock derivative with a notional amount of $300 million in anticipation of the offering of Senior Notes issued in January 2007. The net change in fair value of the U.S. Treasury Note Rate Lock at December 30, 2006 was a $4.5 million gain, which was settled in January 2007 for a gain of $5.7 million. However, at December 30, 2006 we do not believe our interest rate risk has materially changed since September 30, 2006.

Foreign Currency

Our earnings are affected by foreign exchange rate fluctuations related to the Mexico peso net monetary position of our Mexico subsidiaries. We manage this exposure primarily by attempting to minimize our Mexico peso net monetary position, but from time to time, we have considered executing hedges to help minimize this exposure.

PILGRIM'S PRIDE CORPORATION

INDEX
Such instruments, however, have historically not been economically feasible. We are also exposed to the effect of potential exchange rate fluctuations to the extent that amounts are repatriated from Mexico to the United States. However, we currently anticipate that the cash flows of our Mexico subsidiaries will continue to be reinvested in our Mexico operations. In addition, the Mexico peso exchange rate can directly and indirectly impact our results of operations and financial position in several ways, including potential economic recession in Mexico resulting from a devalued peso. The impact on our financial position and results of operations resulting from a hypothetical change in the exchange rate between the U.S. dollar and the Mexico peso cannot be reasonably estimated. Foreign currency exchange gains and losses, representing the change in the U.S. dollar value of the net monetary assets of our Mexico subsidiaries denominated in Mexico pesos, was a loss of $1.5 million in the first three months of fiscal 2007 compared to a gain of $0.6 million for the first three months of fiscal 2006. On December 30, 2006, the Mexico peso closed at 10.85 to 1 U.S. dollar, compared to 11.01 at September 30, 2006. No assurance can be given as to how future movements in the peso could affect our future earnings.

There have been no material changes from the information provided in “Item 7A Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended September 30, 2006, other than as described above.

Forward Looking Statements

Statements of our intentions, beliefs, expectations or predictions for the future, denoted by the words "anticipate," "believe," "estimate," "expect," "project," "imply," "intend," "foresee" and similar expressions, are forward-looking statements that reflect our current views about future events and are subject to risks, uncertainties and assumptions. Such risks, uncertainties and assumptions include the following:

•	Matters affecting the poultry industry generally, including fluctuations in the commodity prices of feed ingredients, chicken and turkey;
•	Additional outbreaks of avian influenza or other diseases, either in our own flocks or elsewhere, affecting our ability to conduct our operations and/or demand for our poultry products;
•	Contamination of our products, which has previously and can in the future lead to product liability claims and product recalls;
•	Exposure to risks related to product liability, product recalls, property damage and injuries to persons, for which insurance coverage is expensive, limited and potentially inadequate;
•	Management of our cash resources, particularly in light of our substantial leverage;
•	Restrictions imposed by, and as a result of, our substantial leverage;
•	Changes in laws or regulations affecting our operations or the application thereof;
•	Competitive factors and pricing pressures or the loss of one or more of our largest customers;
•	Inability to consummate, or effectively integrate, any acquisition, including integrating our recent acquisition of Gold Kist, or realize the associated cost savings and operating synergies;
•	Currency exchange rate fluctuations, trade barriers, exchange controls, expropriation and other risks associated with foreign operations;
•	The impact of uncertainties of litigation as well as other risks described herein and under “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

PILGRIM'S PRIDE CORPORATION

INDEX
Item 4. Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chairman, Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Company’s management, including the Chairman, Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that information we are required to disclose in our reports filed with the Securities and Exchange Commission is accumulated and communicated to our management, including our Chairman, Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

On December 27, 2006, we acquired 88.87% of the outstanding common stock of Gold Kist and on January 9, 2007, we acquired all remaining shares of Gold Kist. We believe that the internal controls and procedures of Gold Kist have a material effect on our internal control over financial reporting. See Note B - “Business Acquisition” to our notes to consolidated financial statements contained in this Quarterly Report for further details of the transaction. We are currently in the process of assessing and integrating Gold Kist’s internal controls over financial reporting into our financial reporting systems.

In connection with the evaluation described above, the Company’s management, including the Chairman, Chief Executive Officer and Chief Financial Officer, identified no other change in the Company's internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 30, 2006, and that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PILGRIM'S PRIDE CORPORATION

INDEX
PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On July 1, 2002, three individuals, on behalf of themselves and a putative class of chicken growers, filed their original class action complaint against the Company in the United States District Court for the Eastern District of Texas, Texarkana Division, styled “Cody Wheeler, et al. vs. Pilgrim’s Pride Corporation.” In their lawsuit, plaintiffs initially alleged that the Company violated the Packers and Stockyards Act (7 U.S.C. Section 192) and breached fiduciary duties allegedly owed to the plaintiff growers. The plaintiffs also brought individual actions under the Packers and Stockyards Act alleging, among other things, breach of fiduciary duties and breach of contract. On September 30, 2005, plaintiffs amended their lawsuit to join Tyson Foods, Inc. as a co-defendant. Two additional former chicken growers were also added as plaintiffs to the lawsuit. This amendment, which occurred 38 months after the lawsuit’s initial filing, virtually re-wrote most of the allegations. Now the plaintiffs contend that the Company and Tyson are involved in a conspiracy to violate federal antitrust laws. The plaintiffs’ initial allegations, although still contained in the amended lawsuit, are no longer the sole focus of the case. On January 3, 2006, the Court entered an Order severing the plaintiffs’ Packers and Stockyards Act and antitrust claims. The Court ordered that the plaintiffs may proceed with their Packers and Stockyards Act claims as set forth in Plaintiffs’ Third Amended Complaint. The Court also ordered that the plaintiffs may proceed with their respective antitrust claims asserted against the Company and Tyson in a separate cause of action styled “Cody Wheeler, et al vs. Pilgrim’s Pride Corporation, et al.” On March 6, 2006, the plaintiffs filed their motion for class certification in the original lawsuit. Pilgrim’s Pride attacked the plaintiffs’ class certification brief on several grounds, and ultimately the plaintiffs voluntarily withdrew their Motion for Class Certification on May 26, 2006. As a result, the Court canceled the class certification hearing and on June 2, 2006 the Court entered an Order withdrawing Plaintiffs’ Motion for Class Certification and prohibiting the plaintiffs from filing any additional class-action claims against Pilgrim’s Pride in this lawsuit. Additionally, the two former growers who joined the lawsuit on September 30, 2005 withdrew from the case. The lawsuit is currently proceeding with individual claims by the three original individual plaintiffs against Pilgrim’s Pride. The Company intends to defend vigorously against the plaintiffs’ individual claims. The Company does not expect this matter to have a material impact on its financial position, operations or liquidity.

On January 3, 2006, an action styled "Cody Wheeler, et al. vs. Pilgrim's Pride Corporation, et al.," arising out of the original Wheeler litigation described above, was filed in the United States District Court for the Eastern District of Texas, Texarkana Division. The lawsuit was filed by the three original plaintiffs and a former grower, both in their individual capacities and on behalf of a putative class of chicken growers. In the lawsuit, the four plaintiffs allege that the Company and Tyson are involved in a conspiracy to violate federal antitrust laws. A Docket Control Order has been entered by the Court and a class certification hearing is currently scheduled for February 8, 2007. The proceedings are currently in the early stages of discovery. The Company intends to defend vigorously both the certification of the case as a class action and the merits of the four plaintiffs’ individual claims. The Company does not expect this matter to have a material impact on its financial position, operations or liquidity.

PILGRIM'S PRIDE CORPORATION

INDEX
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

On October 12, 2006, a complaint styled “Gold Kist Inc. v. Pilgrim’s Pride Corporation, Protein Acquisition Corporation, et al.” was filed in the United States District Court for the Northern District of Georgia, Atlanta Division, alleging that the election of our President’s and Chief Executive Officer’s nominees to the Gold Kist Board of Directors would violate Section 8 of the Clayton Act and seeking to enjoin our solicitation of the Gold Kist stockholders to elect such persons to the Gold Kist Board. The complaint also alleges that we violated the proxy and tender offer rules by failing to disclose such alleged violation of the Clayton Act.

Pursuant to the Agreement and Plan of Merger by and among Gold Kist, the Company and a wholly-owned subsidiary of the Company dated as of December 3, 2006, Gold Kist agreed that it would dismiss with prejudice the pending litigation upon the occurrence of the “payment date” referenced therein. On January 3, 2007, the “payment date” occurred and accordingly, Gold Kist filed a stipulation of dismissal with prejudice under Rule 41 of the Federal Rules of Civil Procedure. On January 8, 2007, the Court clerk notified the parties that the case had been formally dismissed with prejudice pursuant to the stipulation filed by Gold Kist.

The Wage and Hour Division of the U.S. Department of Labor conducted an industry wide investigation to ascertain compliance with various wage and hour issues, including the compensation of employees for the time spent on such activities such as donning and doffing work equipment. Due, in part, to the government investigation and the recent U.S. Supreme Court decision in IBP, Inc. b. Alvarez, employees have brought claims against the Company. The claims filed against us as of the date of this report include: “Juan Garcia, et al. v. Pilgrim’s Pride Corporation, a/k/a Wampler Foods, Inc.”, filed in Pennsylvania state court on January 27, 2006 and subsequently removed to the U.S. District Court for the Eastern District of Pennsylvania; “Esperanza Moya, et al. v. Pilgrim’s Pride Corporation and Maxi Staff, LLC”, filed March 23, 2006 in the Eastern District of Pennsylvania; “Barry Antee, et al. v. Pilgrim’s Pride Corporation” filed April 20, 2006 in the Eastern District of Texas; “Stephania Aaron, et al. v. Pilgrim’s Pride Corporation” filed August 22, 2006 in the Western District of Arkansas; “Salvador Aguilar, et al. v. Pilgrim’s Pride Corporation” filed August 23, 2006 in the Northern District of Alabama; “Benford v. Pilgrim’s Pride Corporation” filed November 2, 2006 in the Northern District of Alabama; and “Porter v. Pilgrim’s Pride Corporation” filed December 7, 2006 in the Eastern District of Tennessee. Several similar cases have also been filed against Gold Kist. The plaintiffs generally purport to bring a collective action for unpaid wages, unpaid overtime wages, liquidated damages, costs, attorneys' fees, and declaratory and/or injunctive relief and generally allege that they are not paid for the time it takes to either clear security, walk to their respective workstations, don and doff protective clothing, and/or sanitize clothing and equipment.  As of the date of this report, the following suits have been filed against Gold Kist, which make one or more of the allegations referenced above:

PILGRIM'S PRIDE CORPORATION

INDEX
Merrell v. Gold Kist, Inc., in the U.S. District Court for the Northern District of Georgia, Gainesville Division, filed on December 21, 2006; Harris v. Gold Kist, Inc., in the U.S. District Court for the Northern District of Georgia, Newnan Division, filed on December 21, 2006; Blanke v. Gold Kist, Inc., in the U.S. District Court for the Southern District of Georgia, Waycross Division, filed on December 21, 2006; Clarke v. Gold Kist, Inc., in the U.S. District Court for the Middle District of Georgia, Athens Division, filed on December 21, 2006; Atchison v. Gold Kist, Inc., in the U.S. District Court for the Northern District of Alabama, Middle Division, filed on October 3, 2006;  Carlisle v. Gold Kist, Inc., in the U.S. District Court for the Northern District of Alabama, Middle Division, filed on October 2, 2006; Benbow v. Gold Kist, Inc., in the U.S. District Court for the District of South Carolina, Columbia Division, filed on October 2, 2006; Bonds v. Gold Kist, Inc., in the U.S. District Court for the Northern District of Alabama, Northwestern Division, filed on October 2, 2006. Neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to any of these cases can be determined at this time. These cases are in various stages of litigation which we intend to vigorously defend.

We are subject to various other legal proceedings and claims, which arise in the ordinary course of our business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect our financial position or results of operations.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risks discussed in our 2006 Annual Report on Form 10-K, including under the heading "Item 1A. Risk Factors", which risks could materially affect the Company’s business, financial condition or future results. The risk factors below update, and should be read in conjunction with, the risk factors disclosed in the 2006 Annual Report. These risks are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect the Company's business, financial condition or future results.

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

The cost of corn, our primary feed ingredient, increased significantly from August 2006 to the date of this Quarterly Report, and there can be no assurance that the price of corn will not continue to rise as a result of, among other things, increasing demand for corn products around the world and alternative uses of corn, such as ethanol production.

PILGRIM'S PRIDE CORPORATION

INDEX

High feed ingredient prices have had a material adverse effect on our operating results. We periodically seek, to the extent available, to enter into advance purchase commitments or financial hedging contracts for the purchase of feed ingredients in an effort to manage our feed ingredient costs. The use of such instruments may not be successful.

We also seek to adjust our operations in response to high feed prices and other cyclical factors. On October 29, 2006, we announced that we would reduce weekly chicken processing by 5.0% year-over-year, or approximately 1.3 million head per week by January 2007, as part of our continuing effort to better balance supply and demand amid declining chicken prices and sharply higher costs for corn. Although industry chicken prices have risen somewhat in recent weeks, during most of the first quarter of fiscal 2007, industry chicken prices were generally lower than the fourth quarter of fiscal 2006, even though the average price of corn in the first quarter of fiscal 2007 was 38.0% higher than in the fourth quarter of fiscal 2006. As a result, we operated at a negative margin in the first quarter of fiscal 2007. There can be no assurance that corn prices will not continue to rise or when chicken prices will rise enough to offset the increased corn prices.

Substantial Leverage. Our substantial indebtedness could adversely affect our financial condition.

Our acquisition of Gold Kist increased our indebtedness significantly. We currently have a substantial amount of indebtedness. Our substantial indebtedness could adversely affect our financial condition which could have important consequences to you. For example, it could:

•	Make it more difficult for us to satisfy our obligations under our debt securities;

•	Increase our vulnerability to general adverse economic conditions;

•	Limit our ability to obtain necessary financing and to fund future working capital, capital expenditures and other general corporate requirements;

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

PILGRIM'S PRIDE CORPORATION

INDEX

Our ability to make payments on and to refinance our indebtedness will depend on our ability to generate cash in the future, which is dependent on various factors. These factors include the commodity prices of feed ingredients, chicken and turkey and general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

Additional Borrowings Available. Despite our substantial indebtedness, we may still be able to incur significantly more debt; this could intensify the risks described above.

Despite our significant indebtedness, we are not prohibited from incurring additional indebtedness in the future. If additional debt is added to our current substantial debt levels, the related risks that we now face could intensify.

Integration of Gold Kist. There can be no assurance that Gold Kist can be combined successfully with our business.

In evaluating the terms of our acquisition of Gold Kist, we analyzed the respective businesses of Pilgrim’s Pride and Gold Kist and made certain assumptions concerning their respective future operations. A principal assumption was that the acquisition will produce operating results better than those historically experienced or presently expected to be experienced in the future by us in the absence of the acquisition. There can be no assurance, however, that this assumption is correct or that the businesses of Pilgrim’s Pride and Gold Kist will be successfully integrated in a timely manner.

Synergies of Gold Kist. There can be no assurance that we will achieve anticipated synergies from our acquisition of Gold Kist.

We consummated the Gold Kist acquisition with the expectation that it will result in beneficial synergies, such as cost savings and enhanced growth. Any success in realizing these benefits and the timing of this realization, if any, depend upon the successful integration of the operations of Gold Kist into Pilgrim’s Pride, and upon general and industry-specific economic factors. The integration of two independent companies is a complex, costly and time-consuming process. The difficulties of combining the operations of the companies include, among others:

•	Transitioning and preserving Gold Kist’s customer, contractor, supplier and other important third party relationships;

•	Integrating corporate and administrative infrastructures;

•	Coordinating sales and marketing functions;

•	Minimizing the diversion of management’s attention from ongoing business concerns;

•	Coordinating geographically separate organizations; and

•	Retaining key employees.

Even if Pilgrim’s Pride and Gold Kist are able to integrate their operations and economic conditions remain stable, there can be no assurance that the anticipated synergies will be achieved.

PILGRIM'S PRIDE CORPORATION

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

4.1
Senior Debt Securities Indenture dated as of January 24, 2007, by and between the Company and Wells Fargo Bank, National Association, as trustee (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 24, 2007).

4.2
First Supplemental Indenture to the Senior Debt Securities Indenture dated as of January 24, 2007, by and between the Company and Wells Fargo Bank, National Association, as trustee (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 24, 2007).

4.3
Form of 7 5/8% Senior Note due 2015 (included in Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 24, 2007 and incorporated by reference from Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on January 24, 2007).

4.4
Senior Subordinated Debt Securities Indenture dated as of January 24, 2007, by and between the Company and Wells Fargo Bank, National Association, as trustee (incorporated by reference from Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on January 24, 2007).

4.5
First Supplemental Indenture to the Senior Subordinated Debt Securities Indenture dated as of January 24, 2007, by and between the Company and Wells Fargo Bank, National Association, as trustee (incorporated by reference from Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on January 24, 2007).

4.6
Form of 8 3/8% Subordinated Note due 2017 (included in Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on January 24, 2007 and incorporated by reference from Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on January 24, 2007).

10.1
Credit Agreement by and among the Borrower, Company, Subsidiary Guarantors, ING Capital LLC, and Lenders dated as of September 25, 2006 (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 28, 2006).

10.2
Credit Agreement by and among CoBank, ACB, Agriland, FCS and the Company dated as of September 21, 2006 (incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on September 28, 2006).

PILGRIM'S PRIDE CORPORATION

INDEX

10.3
Pilgrim’s Pride Corporation $450,000,000 Senior Unsecured Increasing Rate Bridge Facility Commitment Letter from Lehman Brothers to the Company dated as of September 27, 2006 (incorporated by reference from Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on September 28, 2006).

10.4
Term Loan Agreement dated as of November 29, 2006, by and among the Company, Lehman Commercial Paper Inc., as the administrative agent, Lehman Brothers Inc., as joint lead arranger and joint bookrunner, Credit Suisse Securities (USA) LLC, as joint lead arranger and joint bookrunner, Credit Suisse Cayman Islands Branch, as syndication agent and a lender, and Lehman Brothers Commercial Bank, as a lender (incorporated by reference from Exhibit 99.(B)(4) to Amendment No. 10 to the Company’s Tender Offer Statement on Schedule TO filed on November 30, 2006).

10.5
Consent and Amendment to Term Loan Agreement dated as of December 3, 2006, by and among the Company, Lehman Commercial Paper Inc., as the administrative agent, Lehman Brothers Inc., as joint lead arranger and joint bookrunner, Credit Suisse Securities (USA) LLC, as joint lead arranger and joint bookrunner, Credit Suisse Cayman Islands Branch, as syndication agent and a lender, and Lehman Brothers Commercial Bank, as a lender (incorporated by reference from Exhibit 99.(B)(5) to Amendment No. 11 to the Company’s Tender Offer Statement on Schedule TO filed on December 5, 2006).

10.6
First Amendment to the Pilgrim’s Pride Corporation Amended and Restated 2005 Deferred Compensation Plan Trust, dated as of November 29, 2006 (incorporated by reference from Exhibit 10.03 of the Company’s Current Report on Form 8-K filed on December 05, 2006).

10.7
Agreement and Plan of Merger dated as of December 3, 2006, by and among the Company, the Purchaser and Gold Kist Inc. (incorporated by reference from Exhibit 99.(D)(1) to Amendment No. 11 to the Company’s Tender Offer Statement on Schedule TO filed on December 5, 2006).

10.8
First Amendment to Credit Agreement, dated as of December 13, 2006, by and among the Company, as borrower, CoBank, ACB, as lead arranger and co-syndication agent, and sole book runner, and as administrative, documentation and collateral agent, Agriland, FCS, as co-syndication agent, and as a syndication party, and the other syndication parties signatory thereto (incorporated by reference from Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on December 19, 2006).

10.9
Second Amendment to Credit Agreement, dated as of January 4, 2007, by and among the Company, as borrower, CoBank, ACB, as lead arranger and co-syndication agent, and sole book runner, and as administrative, documentation and collateral agent, Agriland, FCS, as co-syndication agent, and as a syndication party, and the other syndication parties signatory thereto (incorporated by reference from Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on January 9, 2007).

PILGRIM'S PRIDE CORPORATION

INDEX

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Co-Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Co-Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Co-Principal Executive Officer of Pilgrim's Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Co-Principal Executive Officer of Pilgrim's Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.3	Certification of Chief Financial Officer of Pilgrim's Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith

PILGRIM'S PRIDE CORPORATION

INDEX

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PILGRIM’S PRIDE CORPORATION

/s/ Richard A. Cogdill
Date:	January 30, 2007	Richard A. Cogdill
Chief Financial and Accounting Officer

PILGRIM'S PRIDE CORPORATION

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

4.1
Senior Debt Securities Indenture dated as of January 24, 2007, by and between the Company and Wells Fargo Bank, National Association, as trustee (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 24, 2007).

4.2
First Supplemental Indenture to the Senior Debt Securities Indenture dated as of January 24, 2007, by and between the Company and Wells Fargo Bank, National Association, as trustee (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 24, 2007).

4.3
Form of 7 5/8% Senior Note due 2015 (included in Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 24, 2007 and incorporated by reference from Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on January 24, 2007).

4.4
Senior Subordinated Debt Securities Indenture dated as of January 24, 2007, by and between the Company and Wells Fargo Bank, National Association, as trustee (incorporated by reference from Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on January 24, 2007).

4.5
First Supplemental Indenture to the Senior Subordinated Debt Securities Indenture dated as of January 24, 2007, by and between the Company and Wells Fargo Bank, National Association, as trustee (incorporated by reference from Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on January 24, 2007).

4.6
Form of 8 3/8% Subordinated Note due 2017 (included in Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on January 24, 2007 and incorporated by reference from Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on January 24, 2007).

10.1
Credit Agreement by and among the Borrower, Company, Subsidiary Guarantors, ING Capital LLC, and Lenders dated as of September 25, 2006 (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 28, 2006).

10.2
Credit Agreement by and among CoBank, ACB, Agriland, FCS and the Company dated as of September 21, 2006 (incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on September 28, 2006).

PILGRIM'S PRIDE CORPORATION

INDEX

10.3
Pilgrim’s Pride Corporation $450,000,000 Senior Unsecured Increasing Rate Bridge Facility Commitment Letter from Lehman Brothers to the Company dated as of September 27, 2006 (incorporated by reference from Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on September 28, 2006).

10.4
Term Loan Agreement dated as of November 29, 2006, by and among the Company, Lehman Commercial Paper Inc., as the administrative agent, Lehman Brothers Inc., as joint lead arranger and joint bookrunner, Credit Suisse Securities (USA) LLC, as joint lead arranger and joint bookrunner, Credit Suisse Cayman Islands Branch, as syndication agent and a lender, and Lehman Brothers Commercial Bank, as a lender (incorporated by reference from Exhibit 99.(B)(4) to Amendment No. 10 to the Company’s Tender Offer Statement on Schedule TO filed on November 30, 2006).

10.5
Consent and Amendment to Term Loan Agreement dated as of December 3, 2006, by and among the Company, Lehman Commercial Paper Inc., as the administrative agent, Lehman Brothers Inc., as joint lead arranger and joint bookrunner, Credit Suisse Securities (USA) LLC, as joint lead arranger and joint bookrunner, Credit Suisse Cayman Islands Branch, as syndication agent and a lender, and Lehman Brothers Commercial Bank, as a lender (incorporated by reference from Exhibit 99.(B)(5) to Amendment No. 11 to the Company’s Tender Offer Statement on Schedule TO filed on December 5, 2006).

10.6
First Amendment to the Pilgrim’s Pride Corporation Amended and Restated 2005 Deferred Compensation Plan Trust, dated as of November 29, 2006 (incorporated by reference from Exhibit 10.03 of the Company’s Current Report on Form 8-K filed on December 05, 2006).

10.7
Agreement and Plan of Merger dated as of December 3, 2006, by and among the Company, the Purchaser and Gold Kist Inc. (incorporated by reference from Exhibit 99.(D)(1) to Amendment No. 11 to the Company’s Tender Offer Statement on Schedule TO filed on December 5, 2006).

10.8
First Amendment to Credit Agreement, dated as of December 13, 2006, by and among the Company, as borrower, CoBank, ACB, as lead arranger and co-syndication agent, and sole book runner, and as administrative, documentation and collateral agent, Agriland, FCS, as co-syndication agent, and as a syndication party, and the other syndication parties signatory thereto (incorporated by reference from Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on December 19, 2006).

10.9
Second Amendment to Credit Agreement, dated as of January 4, 2007, by and among the Company, as borrower, CoBank, ACB, as lead arranger and co-syndication agent, and sole book runner, and as administrative, documentation and collateral agent, Agriland, FCS, as co-syndication agent, and as a syndication party, and the other syndication parties signatory thereto (incorporated by reference from Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on January 9, 2007).

PILGRIM'S PRIDE CORPORATION

INDEX

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Co-Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Co-Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Co-Principal Executive Officer of Pilgrim's Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Co-Principal Executive Officer of Pilgrim's Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.3	Certification of Chief Financial Officer of Pilgrim's Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith

INDEX