Form 10-Q
period 2007-03-30
PILGRIMS PRIDE CORP
filed 2007-05-02
CIK 802481

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Number of shares outstanding of the issuer’s common stock, as of April 30, 2007, was 66,555,733.

INDEX PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
Consolidated Balance Sheets March 31, 2007 and September 30, 2006
Consolidated Statements of Operations Three months and six months ended March 31, 2007 and April 1, 2006
Consolidated Statements of Cash Flows Six months ended March 31, 2007 and April 1, 2006
Notes to Consolidated Financial Statements as of March 31, 2007
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Item 4.	Controls and Procedures

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 4.	Submission of Matters to a Vote of Security Holders
Item 6.	Exhibits

SIGNATURES
EXHIBIT INDEX

Index

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Pilgrim's Pride Corporation
Consolidated Balance Sheets
(Unaudited)
	March 31, 2007	September 30, 2006
	(In thousands, except share and per share data)
Assets
Current Assets:
Cash and cash equivalents	$69,170	$156,404
Investment in available for sale securities	24,000	21,246
Trade accounts and other receivables, less allowance for doubtful accounts	391,569	263,149
Inventories	896,331	585,940
Income taxes receivable	76,683	39,167
Current deferred income taxes	81,493	7,288
Other current assets	48,489	32,480
Total Current Assets	1,587,735	1,105,674

Investment in Available for Sale Securities	31,042	115,375
Other Assets	101,283	50,825
Goodwill	515,387	--
Property, Plant and Equipment:
Land	92,984	52,493
Buildings, machinery and equipment	2,435,408	1,702,949
Autos and trucks	54,249	57,177
Construction-in-progress	122,886	63,853
	2,705,527	1,876,472
Less accumulated depreciation	(793,977)	(721,478)
	1,911,550	1,154,994
	$4,146,997	$2,426,868
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$392,137	$293,685
Accrued expenses	462,373	272,830
Current maturities of long-term debt	8,253	10,322
Total Current Liabilities	862,763	576,837

Long-Term Debt, Less Current Maturities	1,789,519	554,876
Deferred Income Taxes	338,788	175,869
Other long-term liabilities	85,048	--
Minority Interest in Subsidiary	2,033	1,958
Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, $.01 par value, 5,000,000 authorized shares; none issued	--	--
Common stock - $.01 par value, 160,000,000 authorized shares; 66,555,733 issued	665	665
Additional paid-in capital	469,779	469,779
Retained earnings	594,942	646,750
Accumulated other comprehensive loss	3,460	134
Total Stockholders’ Equity	1,068,846	1,117,328
	$4,146,997	$2,426,868

See notes to consolidated financial statements.

Index

Pilgrim’s Pride Corporation and Subsidiaries Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006
	(in thousands, except share and per share data)
Net Sales	$1,993,965	$1,265,709	$3,331,097	$2,609,521
Cost of sales	1,910,023	1,228,508	3,181,628	2,453,920
Gross profit	83,942	37,201	149,469	155,601
Selling, general and administrative	95,641	75,137	164,073	147,339
Operating income (loss)	(11,699)	(37,936)	(14,604)	8,262
Other Expense (Income):
Interest expense	39,295	13,271	53,209	25,666
Interest income	(1,684)	(3,214)	(2,992)	(7,161)
Loss on early extinguishment of debt	14,475	--	14,475	--
Foreign exchange (gain)/loss	10	(190)	1,514	(810)
Miscellaneous, net	(3,678)	(702)	(6,194)	1,028
Total other expenses, net	48,418	9,165	60,012	18,723

Loss before income taxes	(60,117)	(47,101)	(74,616)	(10,461)
Income tax (benefit) expense	(20,040)	(15,147)	(25,804)	(4,185)
Net loss	$(40,077)	$(31,954)	$(48,812)	$(6,276)

Net loss per common share- basic and diluted	$(0.60)	$(0.48)	$(0.73)	$(0.09)
Dividends declared per common share	$0.0225	$0.0225	$0.0450	$1.0450

Weighted average shares outstanding	66,555,733	66,555,733	66,555,733	66,555,733

See notes to consolidated financial statements.

Index

Pilgrim’s Pride Corporation and Subsidiaries Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	March 31, 2007	April 1, 2006
	(in thousands)
Cash Flows From Operating Activities:
Net loss	$(48,812)	$(6,276)
Adjustments to reconcile net loss to cash provided by operating activities
Depreciation and amortization	87,673	65,092
Loss on early extinguishment of debt	7,099	--
Impairment of assets	--	3,767
Loss on property disposals	(306)	1,215
Deferred income taxes	6,194	(605)
Changes in operating assets and liabilities
Accounts and other receivables	(13,383)	59,192
Income taxes receivable	(11,738)	(14,822)
Inventories	(64,090)	(81,353)
Other current assets	(3,511)	(11,471)
Accounts payable and accrued expenses	(23,528)	(10,642)
Other	8,664	(2,134)
Cash provided by (used for) operating activities	(55,738)	1,963

Investing Activities:
Acquisitions of property, plant and equipment	(94,449)	(74,519)
Business acquisitions	(1,108,817)	--
Purchases of investment securities	(357,248)	(212,403)
Proceeds from sale/maturity of investment securities	436,536	319,260
Proceeds from property disposals	4,959	2,717
Other, net	7,940	(3)
Cash provided by (used for) investing activities	(1,111,079)	35,052

Financing Activities:
Borrowing for acquisition	1,230,000	--
Proceeds from notes payable to banks	--	83,000
Repayments on notes payable to banks	--	(83,000)
Proceeds from long-term debt	774,791	--
Payments on long-term debt	(906,673)	(32,350)
Debt issue costs	(15,565)	--
Cash dividends paid	(2,995)	(69,551)
Cash provided by (used for) financing activities	1,079,558	(101,901)

Effect of exchange rate changes on cash and cash equivalents	25	(1)
Decrease in cash and cash equivalents	(87,234)	(64,887)
Cash and cash equivalents at beginning of year	156,404	132,567
Cash and Cash Equivalents at End of Period	$69,170	$67,680

See notes to consolidated financial statements.

PILGRIM’S PRIDE CORPORATION
March 31, 2007
Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
NOTE A—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Pilgrim’s Pride Corporation (referred to herein as “Pilgrim’s,” “the Company,” “we,” “us,” “our” or similar terms) have been prepared in accordance with accounting principles generally accepted in the United States (“U.S.”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments unless otherwise disclosed) considered necessary for a fair presentation have been included. Operating results for the period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending September 29, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in Pilgrim’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

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

During September 2006, the FASB issued SFAS Number 157, Fair Value Measurements. SFAS Number 157 establishes a framework for measuring fair value within generally accepted accounting principles, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. SFAS Number 157 does not require any new fair value measurements in generally accepted accounting principles. However, the definition of fair value in SFAS Number 157 may affect assumptions used by companies in determining fair value. The Company will be required to adopt SFAS Number 157 on September 28, 2008. The Company has not completed its evaluation of the impact of adoption SFAS Number 157 on the Company’s financial statements, but currently believes the impact of the adoption of SFAS Number 157 will not require material modification of the Company’s fair value measurement and will be substantially limited to expanded disclosures in the notes to the Company’s consolidated financial statements.

PILGRIM’S PRIDE CORPORATION
March 31, 2007
Index

Total comprehensive income (loss) was $(40.0) million and $(31.7) million for the three months and $(45.5) million and $(6.1) million for the six months ended March 31, 2007 and April 1, 2006, respectively.

NOTE B—BUSINESS ACQUISITION

On December 27, 2006, through a tender offer we acquired 45,343,812 shares of Gold Kist Inc. (“Gold Kist”) common stock representing 88.87% of all outstanding shares. Subsequently we completed the purchase of all remaining shares and on January 9, 2007, Gold Kist became a wholly owned subsidiary of the Company. The acquired assets and assumed liabilities are included in our March 31, 2007 balance sheet using a preliminary allocation of the purchase price. However, we have not completed certain appraisals and other purchase price adjustments. During the quarter ended March 31, 2007, the Company recognized a liability of $20.0 million for certain of Gold Kist’s unfavorable sales contracts. However, the Company has not yet completed its analysis of all its purchase and sales contracts assumed in the acquisition.

The purchase price for Gold Kist was $21.00 per share for all outstanding common shares plus the assumption of approximately $143.5 million of Gold Kist’s debt. In the second quarter of fiscal 2007, we retired the Gold Kist 10 1/4% Senior Notes due 2014 with a book value of $128.5 million at a cost of $149.8 million plus accrued interest and the Gold Kist Subordinated Capital Certificates of Interest at par plus accrued interest and a premium of one year’s interest. The Company also paid transaction costs. This acquisition was initially funded by (1) $780 million borrowed under our revolving-term secured credit facility, and (2) $450 million borrowed under our $450 million Senior Unsecured Term Loan Agreement (“Bridge Loan”) (see Note D below).

In connection with the acquisition, the Company determined that certain of the Gold Kist benefit plans will be frozen immediately with the intent to ultimately terminate. As a result, the Company recorded an additional purchase price adjustment of $82.5 million representing the current estimated incremental cost of termination. We do not anticipate any material net periodic benefit costs (income) related to these plans in fiscal 2007. Additionally, we conformed Gold Kist’s accounting policies to the Company’s accounting policies and provided for deferred income taxes on all related purchase adjustments.

The following summarizes our purchase price at March 31, 2007, (in thousands):

Purchase 50,146,368 shares at $21.00 per share	$1,053,074
Premium paid on retirement of debt	22,208
Retirement of various share-based compensation awards	25,677
Various costs and fees	45,639
Total purchase price at March 31, 2007	$1,146,598

The following table summarizes our current estimates of the fair value of the assets acquired and liabilities assumed at the date of acquisition of Gold Kist. The purchase price allocation is preliminary and will be finalized after completion of the independent appraisal of certain of the assets acquired and additional analysis of the liabilities assumed, which is currently underway. Upon completion of our analysis, significant adjustments may be required.

PILGRIM’S PRIDE CORPORATION
March 31, 2007
Index

Purchase price allocation:
(In thousands):

Current Assets	$421,468
Plant, Property & Equipment	755,434
Goodwill	515,387
Other assets	64,332
Total assets acquired	1,756,621
Current liabilities	279,527
Long-term debt, less current maturities	140,674
Deferred income taxes	111,206
Other long-term liabilities	78,616
Total liabilities assumed	610,023
Total purchase price	$1,146,598

Goodwill represents the purchase price in excess of the value assigned to identifiable tangible and intangible assets. The value assigned to goodwill is supported by expected benefits gained by consolidating the two companies.

The following unaudited pro forma financial information has been presented as if the acquisition had occurred at the beginning of each period presented.

In thousands, except share and per share data	Three Months Ended		Six Months Ended
	March 31, 2007 (Actual)	April 1, 2006 (Pro forma)	March 31, 2007 (Pro forma)	April 1, 2006 (Pro forma)
Net sales	$1,993,965	$1,795,249	$3,858,907	$3,680,202
Depreciation and amortization	$54,976	$57,347	$112,775	$111,088
Operating income (loss)	$(11,699)	$(74,376)	$(45,036)	$(31,490)
Interest expense, net	$37,611	$31,291	$76,038	$61,293
Income (loss) before taxes	$(60,117)	$(103,329)	$(129,431)	$(90,400)
Net income (loss)	$(40,077)	$(65,738)	$(82,920)	$(55,073)
Net income (loss) per common share	$(0.60)	$(0.99)	$(1.25)	$(0.83)
Weighted average shares outstanding	66,555,733	66,555,733	66,555,733	66,555,733

PILGRIM’S PRIDE CORPORATION
March 31, 2007
Index

NOTE C—INVENTORIES

	March 31,	September 30,
(In thousands)	2007	2006
Chicken:
Live chicken and hens	$343,076	$196,284
Feed and eggs	224,867	132,309
Finished chicken products	271,574	201,516
	839,517	530,109
Turkey:
Live turkey and hens	$8,471	$7,138
Feed and eggs	3,673	4,740
Finished turkey products	22,512	26,685
	34,656	38,563
Other Products:
Commercial feed, table eggs, retail farm store and other	$11,740	$7,080
Distribution inventories (other than chicken & turkey products)	10,418	10,188
	22,158	17,268

Total Inventories	$896,331	$585,940

PILGRIM’S PRIDE CORPORATION
March 31, 2007
Index

NOTE D—NOTES PAYABLE AND LONG-TERM DEBT
	Final Maturity	March 31, 2007	September 30, 2006

Senior unsecured notes, at 9 5/8%	2011	$299,391	$299,601
Senior subordinated unsecured notes, at 9 1/4%	2013	5,135	82,640
Senior unsecured notes, at 7 5/8%	2015	400,000	--
Senior unsecured notes, at 8 3/8%	2017	250,000	--
Secured revolving credit facility with notes payable at LIBOR plus 1.25% to LIBOR plus 2.75%	2011	50,472	74,682
Note payable to an insurance company at 6.68%	2012	--	50,115
Notes payable to an insurance company at LIBOR plus 2.2075%	2013	--	41,333
Revolving-term secured credit facility with notes payable at US Treasuries, plus a spread	2016	25,000	--
Term credit facility, with notes payable at LIBOR plus 1.75%	2016	540,000	--
Term loan payable at 7.06%	2016	110,000
Term loan payable at 6.84%	2016	99,750	--
Other	Various	18,024	16,827
		1,797,772	565,198
Less current maturities		(8,253)	(10,322)
Total		$1,789,519	$554,876

On December 15, 2006, the Company borrowed $100 million at 6.84% under our term credit facility using the majority of the funds to retire the notes payable to an insurance company maturing in 2012 and 2013.

In January 2007, the Company borrowed (1) $780 million under our revolving-term secured credit agreement and (2) $450 million under our Bridge Loan agreement. On January 24, 2007, the Company closed on the sale of $400 million of 7 5/8% Senior Notes due 2015 (the “Senior Notes”) and $250 million of 8 3/8% Senior Subordinated Notes due 2017 (the “Subordinated Notes”), sold at par. Interest is payable on May 1 and November 1 of each year, beginning November 1, 2007. We may redeem all or part of the Senior Notes on or after May 1, 2011. We may redeem all or part of the Subordinated Notes on or after May 1, 2012. Before May 1, 2010, we also may redeem up to 35% of the aggregate principal amount of each of the Senior Notes and the Subordinated Notes with the proceeds of certain equity offerings. Each of these optional redemptions is at a premium as described in the indentures under which the notes were issued. The proceeds from the sale of the notes, after underwriting discounts, were used to (1) retire the Bridge Loan, (2) repurchase $75.7 million of the Company’s 9 1/4% Senior Subordinated Notes due 2013 at a premium of $7.4 million plus accrued interest of $1.3 million and (3) reduce the balance owed under our revolving-term secured agreement. Early extinguishment of debt of $14.5 million includes the $7.4 million premium along with unamortized loan costs of $7.1 million.

PILGRIM’S PRIDE CORPORATION
March 31, 2007
Index

NOTE E—RELATED PARTY TRANSACTIONS

Lonnie “Bo” Pilgrim, the Chairman and, through certain related entities, the major stockholder of the Company (collectively, the “major stockholder”), owns an egg laying and a chicken growing operation. In addition, at certain times during the year, the major stockholder may purchase from the Company live chickens and hens and certain feed inventories during the grow-out process and then contract with the Company to resell the birds at maturity using a market-based formula, with price subject to a ceiling price calculated at his cost plus two percent. No purchases have been made by the Company under this agreement since the first quarter of fiscal 2006 when the major stockholder recognized an operating margin of $4,539 on gross amounts paid by the Company to the major stockholder as described below in “Live chicken purchases from major stockholder.”

Much of the Company’s debt obligations have been guaranteed by and entity controlled by the Company’s major stockholders. In consideration of such guarantees, the Company has paid to Pilgrim Interests, Ltd., an affiliate of Lonnie “Bo” Pilgrim, the amounts described below in “Loan Guaranty Fees”.

Transactions with related parties are summarized as follows:

	Three Months Ended		Six Months Ended
	March 31, 2007	April 1, 2006	March 31, 2007	April 1,2006
	(in thousands)
Lease payments on commercial egg property	$188	$188	$375	$375
Contract grower pay	$202	$238	$401	$473
Other sales to major stockholder	$165	$152	$312	$372
Live chicken purchases from major stockholder	$-	$-	$-	$231
Loan guaranty fees	$1,165	$367	$1,501	$777
Lease payments and operating expenses on airplane	$131	$120	$250	$251

NOTE F—COMMITMENTS and CONTINGENCIES

At March 31, 2007, the Company had $86.1 million in letters of credit outstanding relating to normal business transactions.

Among the claims presently pending against the Company are claims brought by current and former employees seeking compensation for the time spent donning and doffing work equipment. We are aware of an industry-wide investigation by the Wage and Hour Division of the U.S. Department of Labor to ascertain compliance with various wage and hour issues, including the compensation of employees for the time spent on activities such as donning and doffing work equipment. Due, in part, to the government investigation and the recent U.S. Supreme Court decision in IBP, Inc. v. Alvarez, it is possible that we may be subject to additional employee claims. We intend to assert vigorous defenses to the litigation. Nonetheless, there can be no assurances that other similar claims may not be brought against the Company. Currently we do not expect these cases to have a material impact on our financial position or results of operations.

PILGRIM’S PRIDE CORPORATION
March 31, 2007
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

The following table presents certain information regarding our segments:

PILGRIM’S PRIDE CORPORATION
March 31, 2007
Index

	Three Months Ended		Six Months Ended
	March 31, 2007(a)	April 1, 2006	March 31, 2007(a)	April 1, 2006
	(In thousands)
Net Sales to Customers:
Chicken:
United States	$1,683,463	$985,208	$2,714,412	$2,019,374
Mexico	111,046	104,031	233,955	196,434
Sub-total	1,794,509	1,089,239	2,948,367	2,215,808
Turkey	12,256	17,115	64,106	79,019
Other Products:
United States	183,194	154,083	312,169	307,613
Mexico	4,006	5,272	6,455	7,081
Sub-total	187,200	159,355	318,624	314,694
Total	$1,993,965	$1,265,709	$3,331,097	$2,609,521
Operating Income (Loss):
Chicken:
United States	$(4,148)	$(37,716)	$(15,594)	$16,146
Mexico	(12,605)	1,844	(11,276)	(5,226)
Sub-total	(16,753)	(35,872)	(26,870)	10,920
Turkey(b)	261	(6,716)	2,767	(12,358)
Other Products:
United States	4,273	4,314	8,412	8,904
Mexico	520	338	1,087	796
Sub-total	4,793	4,652	9,499	9,700
Total	$(11,699)	$(37,936)	$(14,604)	$8,262
Depreciation and Amortization(c)
Chicken:
United States	$49,046	$28,717	$76,491	$54,278
Mexico	2,746	3,125	5,552	5,718
Sub-total	51,792	31,842	82,043	59,996
Turkey	401	772	775	1,553
Other Products:
United States	2,729	2,090	4,757	3,467
Mexico	54	40	98	76
Sub-total	2,783	2,130	4,855	3,543
Total	$54,976	$34,744	$87,673	$65,092

(a)
The Company acquired Gold Kist Inc. on December 27, 2006 for $1,146.6 million plus assumed liabilities. The acquisition has been accounted for as a purchase and the results of operations have been included in our consolidated results of operations since the acquisition date.

(b)
Included in the operating losses for the turkey segment for the three months ended April 1, 2006 are charges of $3.8 million to write certain assets down to estimated realizable value. These assets are held for sale and are related to the Franconia, Pennsylvania turkey cooking facility at which the Company ceased production of certain products in March 2006. Also included in the operating losses for the turkey segment for the same three month period are accrued severance expenses totaling $0.2 million. In addition to the previous items, the operating losses for the turkey segment for the six months ended April 1, 2006 include charges of $2.5 million to reduce the carrying value of certain packaging and supplies, bringing the total of such charges for the six months ended April 1, 2006 to $6.5 million.

(c)
Includes amortization of capitalized financing costs of approximately $1.1 million and $0.9 million for the three month periods and $1.8 million and $1.6 million for the six month periods ending March 31, 2007 and April 1, 2006, respectively.

PILGRIM’S PRIDE CORPORATION
March 31, 2007
Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Description of the Company

The Company is the largest chicken producer in the United States, the second largest producer and seller of chicken in Mexico, the largest producer and seller of chicken in Puerto Rico and has one of the best known brand names in the poultry industry. In the U.S., we produce both prepared and fresh chicken and fresh turkey, while in Mexico and Puerto Rico we exclusively produce fresh chicken. Through vertical integration we control the breeding, hatching and growing of chickens. We operate in three business segments and two geographical areas.

Business Acquisition

On December 27, 2006, we acquired 88.87% of all outstanding shares of common stock of Gold Kist Inc. which was the third largest chicken company in the U.S., accounting for approximately 8.8% of chicken produced in the U.S. in 2005. On January 9, 2007, we acquired all remaining shares of Gold Kist common stock, making Gold Kist a wholly owned subsidiary of the Company. The assets and liabilities of Gold Kist have been included in the accompanying balance sheet using an allocation based on preliminary valuations and purchase price adjustments. See Note B - “Business Acquisition” of the notes to our consolidated financial statements included elsewhere in this Quarterly Report.

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

Executive Summary

During the first six months of fiscal 2007, amid growing demand for corn-based ethanol, feed ingredient prices were at very high levels when compared to the prior year period, which adversely affected our business. The average price of corn during our second quarter of fiscal 2007 was 82.6% higher than during the second quarter of fiscal 2006 and 17.2% higher than during the first quarter of fiscal 2007. While we have succeeded in passing on some of these higher costs to our customers, most of the benefit from these price increases was not fully realized in the second quarter of fiscal 2007. However, our U.S. operations returned to profitability late in the second quarter of fiscal 2007 and we continue to address pricing opportunities in customer contracts as they arise.

The net loss of $40.1 million for the second quarter of fiscal 2007 is $8.1 million greater than the net loss of $32.0 million for the second quarter of fiscal 2006. This increased loss is primarily driven by:

▪	Increased cost of sales due to increased feed costs between the two periods, as feed ingredient costs rose 38.2% in the U.S. and 39.0% in Mexico, due primarily to corn and soybean meal prices.
▪	Although our average chicken selling prices in the U.S. were up 10.9% over the same period last year, the increase was not sufficient to completely offset the increased feed cost.

▪	Net interest expense increased $27.6 million due primarily to the financing of the acquisition of Gold Kist.

▪	A $14.5 million loss on the early extinguishment of debt incurred during the financing of the Gold Kist acquisition during the second quarter of fiscal 2007.

The net loss of $48.8 million for the first six months of fiscal 2007 is $42.5 million higher than the net loss of $6.3 million for the first six months of fiscal 2006. This increase is primarily driven by the following items offset by improved market prices for our chicken products:

▪
Increased cost of sales due to increased feed costs between the two periods. Feed ingredient costs rose 35.7% in the U.S. and 33.3% in Mexico chicken divisions, respectively, due primarily to corn and soybean meal prices.

▪	Net interest expense increased $31.7 million in the first six months of fiscal 2007, when compared to the same period in fiscal 2006, due primarily to the financing of the acquisition of Gold Kist.

▪	A $14.5 million loss on the early extinguishment of debt during the second quarter of fiscal 2007.

Business Environment

Profitability in the poultry industry is materially affected by the commodity prices of feed ingredients, chicken and turkey, which are determined by supply and demand factors. As a result, the chicken and turkey industries are subject to cyclical earnings fluctuations. Cyclical earnings fluctuations can be mitigated somewhat by:

- Business strategy;
- Product mix;
- Sales and marketing plans; and
- Operating efficiencies.

In an effort to reduce price volatility and to generate higher, more consistent profit margins, we have concentrated on the production and marketing of prepared foods products. Prepared foods products generally have higher profit margins than our other products. Also, the production and sale in the U.S. of prepared foods products reduces the impact of the costs of feed ingredients on our profitability. Feed ingredient purchases are the single largest component of our cost of sales, representing approximately 32.6% of our consolidated cost of sales in the first six months of fiscal 2007. The production of feed ingredients is positively or negatively affected primarily by weather patterns throughout the world, the global level of supply inventories and demand for feed ingredients, and the agricultural policies of the U.S. and foreign governments. As further processing is performed, feed ingredient costs become a decreasing percentage of a product’s total production cost, thereby reducing their impact on our profitability. Products sold in this form enable us to charge a premium, reduce the impact of feed ingredient costs on our profitability and improve and stabilize our profit margins.

PILGRIM’S PRIDE CORPORATION
March 31, 2007
Index

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

Business Segments

We operate in three reportable business segments as (1) a producer and seller of chicken products, (2) a producer and seller of turkey products and (3) seller of other products.

The following table presents certain information regarding our segments:

PILGRIM’S PRIDE CORPORATION
March 31, 2007
Index

	Three Months Ended		Six Months Ended
	March 31, 2007(a)	April 1, 2006	March 31, 2007(a)	April 1, 2006
	(In thousands)
Net Sales to Customers:
Chicken:
United States	$1,683,463	$985,208	$2,714,412	$2,019,374
Mexico	111,046	104,031	233,955	196,434
Sub-total	1,794,509	1,089,239	2,948,367	2,215,808
Turkey	12,256	17,115	64,106	79,019
Other Products:
United States	183,194	154,083	312,169	307,613
Mexico	4,006	5,272	6,455	7,081
Sub-total	187,200	159,355	318,624	314,694
Total	$1,993,965	$1,265,709	$3,331,097	$2,609,521
Operating Income (Loss):
Chicken:
United States	$(4,148)	$(37,716)	$(15,594)	$16,146
Mexico	(12,605)	1,844	(11,276)	(5,226)
Sub-total	(16,753)	(35,872)	(26,870)	10,920
Turkey(b)	261	(6,716)	2,767	(12,358)
Other Products:
United States	4,273	4,314	8,412	8,904
Mexico	520	338	1,087	796
Sub-total	4,793	4,652	9,499	9,700
Total	$(11,699)	$(37,936)	$(14,604)	$8,262
Depreciation and Amortization(c)
Chicken:
United States	$49,046	$28,717	$76,491	$54,278
Mexico	2,746	3,125	5,552	5,718
Sub-total	51,792	31,842	82,043	59,996
Turkey	401	772	775	1,553
Other Products:
United States	2,729	2,090	4,757	3,467
Mexico	54	40	98	76
Sub-total	2,783	2,130	4,855	3,543
Total	$54,976	$34,744	$87,673	$65,092

(a)
The Company acquired Gold Kist Inc. on December 27, 2006 for $1,146.6 million plus assumed liabilities. The acquisition has been accounted for as a purchase and the results of operations have been included in our consolidated results of operations since the acquisition date.

(b)
Included in the operating losses for the turkey segment for the three months ended April 1, 2006 are charges of $3.8 million to write certain assets down to estimated realizable value. These assets are held for sale and are related to the Franconia, Pennsylvania turkey cooking facility at which the Company ceased production of certain products in March 2006. Also included in the operating losses for the turkey segment for the same three month period are accrued severance expenses totaling $0.2 million. In addition to the previous items, the operating losses for the turkey segment for the six months ended April 1, 2006 include charges of $2.5 million to reduce the carrying value of certain packaging and supplies, bringing the total of such charges for the six months ended April 1, 2006 to $6.5 million.

(c)
Includes amortization of capitalized financing costs of approximately $1.1 million and $0.9 million for the three month periods and $1.8 million and $1.6 million for the six month periods ending March 31, 2007 and April 1, 2006, respectively.

PILGRIM’S PRIDE CORPORATION
March 31, 2007
Index

The following table presents certain items as a percentage of net sales for the periods indicated:

	Percentage of Net Sales
	Three Months Ended		Six Months Ended
	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006
Net Sales	100.0%	100.0%	100.0%	100.0%
Costs and Expenses
Cost of sales	95.8%	97.1%	95.5%	94.0%
Gross profit	4.2%	2.9%	4.5%	6.0%
Selling, general and administrative	4.8%	5.9%	4.9%	5.6%
Operating Income (Loss)	(0.6)%	(3.0)%	(0.4)%	0.3%
Interest expense	2.0%	1.0%	1.6%	1.0%
Interest income	(0.1)%	(0.3)%	(0.1)%	(0.3)%

Income (loss) before income taxes	(3.0)%	(3.7)%	(2.2)%	(0.4)%
Net income (loss)	(2.0)%	(2.5)%	(1.5)%	(0.2)%

Results of Operations

The changes in our results of operations for the three-month and six-month periods ending March 31, 2007, as compared to the same periods in fiscal 2006 are impacted greatly as a result of the acquisition of Gold Kist on December 27, 2006 as discussed in Note B to the financial statements included elsewhere in this quarterly report. The acquisition resulted in significant increases in net sales and related costs, including interest expense.

Fiscal Second Quarter 2007 Compared to Fiscal Second Quarter 2006

Net Sales. Net Sales for the second quarter of fiscal 2007 increased $728.3 million, or 57.5%, over the second quarter of fiscal 2006. The following table provides additional information regarding net sales (dollars in millions):

	Fiscal Quarter Ended	Change from Fiscal Quarter Ended
	March 31,	April 1,	Percentage
Source	2007	2006	Change

Chicken-
United States	$1,683.5	$698.3	70.9%	(a	)
Mexico	111.0	7.0	6.7%	(b	)
	$1,794.5	$705.3	64.7%

Turkey	$12.3	$(4.8)	(28.4)%	(c	)

Other Products-
United States	$183.2	$29.1	18.9%
Mexico	4.0	(1.3)	(24.0)%
	$187.2	$27.8	17.5%	(d	)
	$1,994.0	$728.3	57.5%

PILGRIM’S PRIDE CORPORATION
March 31, 2007
Index

(a)
U.S. chicken sales for the quarter increased compared to the same quarter last fiscal year due primarily to the acquisition of Gold Kist Inc., whose results are included for the full quarter, offset in part by a reduction in sales resulting from our previously announced 5% year-over-year production cuts . Also, sales rose due to a 10.9% increase in net revenue per pound sold.

(b)	Mexico chicken sales increased compared to the second quarter of last fiscal year because of a 5.0% increase in revenue per pound sold and a 1.7% increase in pounds sold.

(c)
Turkey sales declined due to our decision in the first quarter of fiscal 2006 to cease production of certain products at our Franconia, Pennsylvania turkey cooking operation although the plant continued to process into March 2006.

(d)	Other product sales increased due to the addition of the distribution centers added through the Gold Kist acquisition offset somewhat by reduced sales in Mexico.

Gross Profit. Gross profit increased $46.7 million, or 125.5%, in the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006.

The following table provides gross profit information (dollars in millions):

	Quarter	Change From		Percentage of	Percentage
	Ended	Quarter Ended		Net Sales	of Net Sales
	March 31,	April 1,	Percentage	Second Quarter	Second Quarter
Components	2007	2006	Change	Fiscal 2007	Fiscal 2006

Net sales	$1,994.0	$728.3	57.5%	100.0%	100.0%
Cost of sales	1,910.1	681.6	55.5%	95.8%	97.1%	(a	)

Gross profit	$83.9	$46.7	125.5%	4.2%	2.9%	(b	)

(a)
Cost of sales increased compared to the same quarter last fiscal year due to the acquisition of Gold Kist and a 38.2% increase in the cost of feed. These increases were offset by a $7.7 million decrease in the cost of sales in the turkey division due to the decision to cease production on March 3, 2006, of certain products at our Franconia, Pennsylvania turkey cooking facility. Included in cost of sales for the second quarter of fiscal 2006 was a charge of $3.8 million to impair the carrying value of certain equipment formerly used in our turkey division and currently held for sale and $0.2 million for severance costs.

(b)	Gross profit increased $46.7 million due to increased selling prices and the acquisition of Gold Kist offset somewhat by increased cost of feed.

Operating Income (Loss). Operating loss for the second quarter of fiscal 2007 decreased $26.2 million, or 69.2%, when compared to the second quarter of fiscal 2006.

PILGRIM’S PRIDE CORPORATION
March 31, 2007
Index

The following tables provide operating income (loss) information (dollars in millions):

		Change from
	Quarter Ended	Quarter Ended
	March 31,	April 1,	Percentage
Source	2007	2006	Change

Chicken
United States	$(4.2)	$33.5	89.0%
Mexico	(12.6)	(14.4)	(783.6)%
	$(16.8)	$19.1	53.2%
Turkey	$0.3	$7.0	103.9%

Other Products
United States	$4.3	$(0.1)	(1.0)%
Mexico	0.5	0.2	53.8%
	$4.8	$0.1	3.0%
Operating Income (Loss)	$(11.7)	$26.2	69.2%

		Change from		Percentage	Percentage
	Quarter Ended	Quarter Ended		of Net Sales	of Net Sales
	March 31,	April 1,	Percentage	Second Quarter	Second Quarter
Components	2007	2006	Change	Fiscal 2007	Fiscal 2006

Gross profit	$83.9	$46.7	125.5%	4.2%	2.9%
Selling, general and administrative expense	95.6	20.5	27.3%	4.8%	5.9%	(a	)

Operating income (loss)	$(11.7)	$26.2	69.2%	(0.6)%	(3.0)%	(b	)

(a)	Selling, general and administrative expense increased due to the Gold Kist acquisition.

(b)	Increased operating income is primarily due to the items discussed above under gross profit offset by increased selling, general and administrative expense.

Interest Expense. Interest expense increased $26.0 million to $39.3 million in the second quarter of fiscal 2007, when compared to $13.3 million for the second quarter of fiscal 2006, due primarily to the funds borrowed to complete the Gold Kist acquisition. As a percentage of sales, interest expense in the second quarter of fiscal 2007 increased to 2.0% from 1.0% in the second quarter of fiscal 2006.

Interest Income. Interest income decreased from $3.2 million in the second quarter of fiscal 2006 to $1.7 million in the second quarter of fiscal 2007 due to reduced investments. As a percentage of sales, interest income in the second quarter of fiscal 2007 decreased to 0.1% from 0.3% in the second quarter of fiscal 2006.

PILGRIM’S PRIDE CORPORATION
March 31, 2007
Index

Early Extinguishment of Debt. Early extinguishment of debt of $14.5 million in the second quarter of fiscal 2007 represents the premium paid of $7.4 million and the write off of $7.1 million of unamortized loan costs.

Miscellaneous, Net. Consolidated miscellaneous, net expense (income) of $(3.7) million for the second quarter of fiscal 2007 consisted mainly of investment and dividend income. Miscellaneous, net was $(0.7) for the second quarter of fiscal 2006.

Income Tax (Benefit) Expense. Consolidated income tax benefit in the second quarter of fiscal 2007 was $(20.0) million, compared to $(15.1) million in the second quarter of fiscal 2006. This income tax benefit was primarily due to the loss before income taxes in the U.S.

First Six Months of Fiscal 2007 Compared to First Six Months of Fiscal 2006

Net Sales. Net Sales for the first six months of fiscal 2007 increased $721.6 million, or 27.7%, versus the first six months of fiscal 2006. The following table provides additional information regarding net sales (dollars in millions):

	First Six Months Ended	Change from First Six Months Ended
	March 31,	April 1,	Percentage
Source	2007	2006	Change

Chicken-
United States	$2,714.4	$695.0	34.4%	(a	)
Mexico	234.0	37.6	19.1%	(b	)
	$2,948.4	$732.6	33.1%

Turkey	$64.1	$(14.9)	(18.9)%	(c	)

Other Products-
United States	$312.1	$4.5	1.5%
Mexico	6.5	(0.6)	(8.5)%
	$318.6	$3.9	1.2%
	$3,331.1	$721.6	27.7%

(a)
U.S. chicken sales for the first six months of fiscal 2007 were 27.7% more than the first six months of fiscal 2006 primarily because of the Gold Kist acquisition, offset in part by a reduction in sales resulting from our previously announced 5% year-over-year production cuts which became fully effective in January 2007.

(b)
Mexico chicken sales increased due to a 15.1% increase in net revenue per pound sold during the first six months of fiscal 2007 versus the first six months of fiscal 2006 and a 3.5% increase in pounds sold.

(c)	Turkey sales declined because of the March 2006 discontinuation of certain products discussed above.

Gross Profit. Gross profit decreased $6.1 million, or 3.9%, in the first six months of fiscal 2007 compared to the first six months of fiscal 2006.

The following table provides gross profit information (dollars in millions):

		Change From		Percentage of	Percentage of
	First Six	First Six		Net Sales	Net Sales
	Months Ended	Months Ended		First Six	First Six
	March 31,	April 1,	Percentage	Months	Months
Components	2007	2006	Change	Fiscal 2007	Fiscal 2006

Net sales	$3,331.1	$721.6	27.7%	100.0%	100.0%
Cost of sales	3,181.6	727.7	29.7%	95.5%	94.0%	(a	)

Gross profit	$149.5	$(6.1)	(3.9)%	4.5%	6.0%	(b	)

(a)
Cost of sales increased primarily due to the Gold Kist acquisition. Cost of sales also, increased due to a 34.3% increase in feed cost per pound. These increases were offset by a $24.1 million decrease in the cost of sales in the turkey division due to the decision to cease production on March 3, 2006, of certain products at our Franconia, Pennsylvania turkey cooking facility. Included in cost of sales for the first six months of fiscal 2006 was a charge of $3.8 million to impair the carrying value of certain equipment currently held for sale and formerly used in our turkey division, a charge of $2.5 million to reduce the carrying value of certain packaging and supplies associated with those products and $0.2 million for severance costs.

(b)	Gross profit decreased primarily due to feed costs increasing faster than selling prices.

PILGRIM’S PRIDE CORPORATION
March 31, 2007
Index

Operating Income. Operating income for the first six months of fiscal 2007 decreased $22.9 million when compared to the first six months of fiscal 2006.

The following tables provide operating income information (dollars in millions):

		Change from
	First Six	First Six
	Months Ended	Months Ended
	March 31,	April 1,	Percentage
Source	2007	2006	Change

Chicken
United States	$(15.6)	$(31.7)	(196.6)%
Mexico	(11.3)	(6.1)	(115.8)%
	$(26.9)	$(37.8)	(346.1)%
Turkey	$2.8	$15.2	122.4%

Other Products
United States	$8.4	$(0.6)	(5.5)%
Mexico	1.1	0.3	36.6%
	$9.5	$(0.3)	(2.1)%
Operating Income	$(14.6)	$(22.9)	(276.8)%

		Change from		Percentage	Percentage
	First Six	First Six		of Net Sales	of Net Sales
	Months Ended	Months Ended		First Six	First Six
	March 31,	April 1,	Percentage	Months	Months
Components	2007	2006	Change	Fiscal 2007	Fiscal 2006

Gross profit	$149.5	$(6.1)	(3.9)%	4.5%	6.0%
Selling, general and administrative expense	164.1	16.8	11.4%	4.9%	5.6%	(a	)

Operating income	$(14.6)	$(22.9)	(276.8)%	(0.4)%	0.3%	(b	)

(a)
Selling, general and administrative expense decreased as a percentage of net sales due primarily to added revenue from the Gold Kist acquisition. However, overall selling, general and administrative expense increased $16.8 million, primarily due to the Gold Kist acquisition.

(b)	Decreased operating income is primarily due to the items discussed above under gross profit and the increase in selling, general and administrative expense.

Interest Expense. Interest expense increased to $53.2 million in the first six months of fiscal 2007, compared to $25.7 million for the first six months of fiscal 2006, due primarily to financing the Gold Kist acquisition. As a percentage of sales, interest expense in the first six months of fiscal 2007 increased to 1.6% from 1.0% in the first six months of fiscal 2006.

Interest Income. Interest income decreased from $7.2 million in the first six months of fiscal 2006 to $3.0 million in the first six months of fiscal 2007 due to decreased investments. As a percentage of sales, interest income in the first six months of fiscal 2007 decreased to 0.1% from 0.3% in the first six months of fiscal 2006.

Early Extinguishment of Debt. Early extinguishment of debt of $14.5 million in the second quarter of fiscal 2007 represents the premium paid of $7.4 million and the write off of $7.1 million of unamortized loan costs.

Miscellaneous, Net. Consolidated miscellaneous, net expense (income) of $(6.2) million for the first six months of fiscal 2007 consisted mainly of investment and dividend income. Consolidated miscellaneous, net expense (income) for the first six months of fiscal 2006 was negligible.

Income Tax (Benefit) Expense. Consolidated income tax benefit in the first six months of fiscal 2007 was $(25.8) million, compared to an income tax benefit of $(4.2) million in the first six months of fiscal 2006. This income tax benefit was primarily due to the loss before income taxes in the U.S.

Liquidity and Capital Resources

The following table presents our available sources of liquidity as of March 31, 2007. See our Annual Report on Form 10-K for the fiscal year ended September 30, 2006 for a description of each facility discussed below.

	Facility	Amount
Source of Liquidity	Amount	Outstanding	Available
(in millions)

Cash and cash equivalents	$--	$--	$69.2
Investments in available for sale securities - short-term	--	--	24.0
Debt Facilities:
Revolving credit facilities	300.0	--	211.6
Revolving/term facility	550.0	25.0	525.0

Receivables purchase agreement	125.0	--	125.0

Total available			$954.8

At March 31, 2007, our working capital increased $196.2 million to $725.0 million and our current ratio decreased to 1.84 to 1, compared with working capital of $528.8 million and a current ratio of 1.92 to 1 at September 30, 2006, primarily due to the working capital changes discussed below resulting from the acquisition of Gold Kist. See Note B - “Business Acquisition” to our notes to the consolidated financial statements included elsewhere in this Quarterly Report.

Trade accounts and other receivables were $391.6 million at March 31, 2007, compared to $263.1 million at September 30, 2006, an increase of $128.5 million or 48.8%, primarily as a result of the acquisition. In addition to the acquisition, this increase was due to increased revenue per pound sold in the current period.

PILGRIM’S PRIDE CORPORATION
March 31, 2007
Index

Inventories increased $310.4 million or 53.0% to $896.3 million at March 31, 2007, compared to $585.9 million at September 30, 2006. In addition to the acquisition, this increase was due to higher product costs in finished chicken products, live inventories and feed inventories as a result of higher feed ingredient costs.

Accounts payable increased $98.4 million, or 33.5%, to $392.1 million at March 31, 2007, compared to $293.7 million at September 30, 2006, primarily as a result of the acquisition.

Accrued liabilities increased $189.5 million or 69.5% to $462.4 million at March 31, 2007, compared to $272.8 million at September 30, 2006, primarily as a result of the acquisition.

Cash flows (used for) provided by operating activities were $(55.7) million and $2.0 million for the six months ended March 31, 2007 and April 1, 2006, respectively. The decrease in cash flows provided by operating activities for the first six months of fiscal 2007, when compared to the first six months of fiscal 2006, was primarily due to decreased profitability and changes in working capital items.

Cash flows (used for) provided by investing activities were $(1,111.1) million and $35.1 million for the six months ended March 31, 2007 and April 1, 2006, respectively. Cash flows used by investing activities for the six months ended March 31, 2007 were primarily for the acquisition of Gold Kist and capital expenditures discussed below.

Capital expenditures of $94.5 million for the six months ended March 31, 2007 were primarily incurred to improve efficiencies, expand capacity, reduce costs and for the routine replacement of equipment. Capital expenditures of $74.5 million for the six months ended April 1, 2006 were primarily incurred to improve efficiencies, reduce costs and for the routine replacement of equipment. We anticipate spending approximately $150 million to $175 million in fiscal 2007 to improve efficiencies, expand capacities and for the routine replacement of equipment. We expect to finance such expenditures with cash on hand, available operating cash flows and existing revolving/term and revolving credit facilities.

Cash flows provided by (used for) financing activities were $1,079.6 million and $(101.9) million for the six months ended March 31, 2007 and April 1, 2006, respectively.

In December 2006, we borrowed $100 million at 6.84% under our term credit facility and primarily used the proceeds to retire our notes payable to an insurance company maturing in 2012 and 2013. In January 2007, we borrowed $1,230.0 million to finance the acquisition of Gold Kist. See Note D - “Notes Payable and Long Term Debt” to our notes to the consolidated financial statements included elsewhere in this Quarterly Report.

We are a party to many routine contracts in which we provide general indemnities in the normal course of business to third parties for various risks. We have not recorded a liability for any of these indemnities, as the likelihood of payment in each case is considered remote.

PILGRIM’S PRIDE CORPORATION
March 31, 2007
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

During September 2006, the FASB issued SFAS Number 157, Fair Value Measurements. SFAS Number 157 establishes a framework for measuring fair value within generally accepted accounting principles, clarifies the definition of fair value within that framework and expands disclosures about the use of fair value measurements. SFAS Number 157 does not require any new fair value measurements in generally accepted accounting principles. However, the definition of fair value in SFAS Number 157 may affect assumptions used by companies in determining fair value. The Company will be required to adopt SFAS Number 157 on September 28, 2008. The Company has not completed its evaluation of the impact of adoption SFAS Number 157 on the Company’s financial statements, but currently believes the impact of the adoption of SFAS Number 157 will not require material modification of the Company’s fair value measurement and will be substantially limited to expanded disclosures in the notes to the Company’s consolidated financial statements.

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

We do not use such financial instruments for trading purposes and are not a party to any leveraged derivatives. Market risk is estimated as a hypothetical 10% increase in the weighted-average cost of our primary feed ingredients as of March 31, 2007. Based on our feed consumption during the six months ended March 31, 2007, such an increase would have resulted in an increase to cost of sales of approximately $82.9 million, excluding the impact of any hedging in that period. A 10% increase in the aggregate primary feed ingredients purchased by the Company and Gold Kist during the six months ended March 31, 2007, would have increased cost of sales by $121.2 million.

Interest Rates

Our earnings are also affected by changes in interest rates due to the impact those changes have on our variable-rate interest expense and the fair value of our fixed-rate debt instruments. During the quarter ended March 31, 2007 we refinanced the notes payable to insurance companies through our term facility and entered into a U.S. Treasury Note Rate Lock derivative with a notional amount of $300 million in anticipation of the offering of Senior Notes issued in January 2007. In January 2007, we settled a U.S. Treasury Note Rate Lock for a gain of $5.7 million which will be reflected as a reduction to interest expense over the remaining term of such debt obligations. However, at March 31, 2007 we do not believe our interest rate risk has materially changed since September 30, 2006.

PILGRIM’S PRIDE CORPORATION
March 31, 2007
Index

Foreign Currency

Our earnings are affected by foreign exchange rate fluctuations related to the Mexico peso net monetary position of our Mexico subsidiaries. We manage this exposure primarily by attempting to minimize our Mexico peso net monetary position, but from time to time, we have considered executing hedges to help minimize this exposure. Such instruments, however, have historically not been economically feasible. We are also exposed to the effect of potential exchange rate fluctuations to the extent that amounts are repatriated from Mexico to the United States. However, we currently anticipate that the cash flows of our Mexico subsidiaries will continue to be reinvested in our Mexico operations. In addition, the Mexico peso exchange rate can directly and indirectly impact our results of operations and financial position in several ways, including potential economic recession in Mexico resulting from a devalued peso. The impact on our financial position and results of operations resulting from a hypothetical change in the exchange rate between the U.S. dollar and the Mexico peso cannot be reasonably estimated. Foreign currency exchange gains and losses, representing the change in the U.S. dollar value of the net monetary assets of our Mexico subsidiaries denominated in Mexico pesos, was a gain of $1.5 million in the first six months of fiscal 2007 compared to a gain of $0.8 million for the first six months of fiscal 2006. On March 31, 2007, the Mexico peso closed at 11.02 to 1 U.S. dollar, compared to 11.01 at September 30, 2006. No assurance can be given as to how future movements in the peso could affect our future earnings.

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
•
The impact of uncertainties of litigation as well as other risks described herein and under “Risk Factors” in our Annual Report on Form 10-K and subsequent reports filed with the Securities and Exchange Commission.

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

PILGRIM’S PRIDE CORPORATION
March 31, 2007
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

In connection with the evaluation described above, the Company’s management, including the Chairman, Chief Executive Officer and Chief Financial Officer, identified no other change in the Company's internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2007, and that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PILGRIM’S PRIDE CORPORATION
March 31, 2007
Index

.PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On July 1, 2002, three individuals, on behalf of themselves and a putative class of chicken growers, filed their original class action complaint against the Company in the United States District Court for the Eastern District of Texas, Texarkana Division, styled “Cody Wheeler, et al. vs. Pilgrim’s Pride Corporation.” In their lawsuit, plaintiffs initially alleged that the Company violated the Packers and Stockyards Act (7 U.S.C. Section 192) and breached fiduciary duties allegedly owed to the plaintiff growers. The plaintiffs also brought individual actions under the Packers and Stockyards Act alleging, among other things, breach of fiduciary duties and breach of contract. On September 30, 2005, plaintiffs amended their lawsuit to join Tyson Foods, Inc. as a co-defendant. Two additional former chicken growers were also added as plaintiffs to the lawsuit. This amendment, which occurred 38 months after the lawsuit’s initial filing, virtually re-wrote most of the allegations. Now the plaintiffs contend that the Company and Tyson are involved in a conspiracy to violate federal antitrust laws. The plaintiffs’ initial allegations, although still contained in the amended lawsuit, are no longer the sole focus of the case. On January 3, 2006, the Court entered an Order severing the plaintiffs’ Packers and Stockyards Act and antitrust claims. The Court ordered that the plaintiffs may proceed with their Packers and Stockyards Act claims as set forth in Plaintiffs’ Third Amended Complaint. The Court also ordered that the plaintiffs may proceed with their respective antitrust claims asserted against the Company and Tyson in a separate cause of action styled “Cody Wheeler, et al. vs. Pilgrim’s Pride Corporation, et al.” On March 6, 2006, the plaintiffs filed their motion for class certification in the original lawsuit. Pilgrim’s Pride attacked the plaintiffs’ class certification brief on several grounds, and ultimately the plaintiffs voluntarily withdrew their Motion for Class Certification on May 26, 2006. As a result, the Court canceled the class certification hearing and on June 2, 2006 the Court entered an Order withdrawing Plaintiffs’ Motion for Class Certification and prohibiting the plaintiffs from filing any additional class-action claims against Pilgrim’s Pride in this lawsuit. Additionally, the two former growers who joined the lawsuit on September 30, 2005 withdrew from the case. The lawsuit is currently proceeding with individual claims by the three original individual plaintiffs against Pilgrim’s Pride. The Company intends to defend vigorously against the plaintiffs’ individual claims. The Company does not expect this matter to have a material impact on its financial position, operations or liquidity.

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

PILGRIM’S PRIDE CORPORATION
March 31, 2007
Index

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

The Wage and Hour Division of the U.S. Department of Labor conducted an industry wide investigation to ascertain compliance with various wage and hour issues, including the compensation of employees for the time spent on such activities such as donning and doffing work equipment. Due, in part, to the government investigation and the recent U.S. Supreme Court decision in IBP, Inc. b. Alvarez, employees have brought claims against the Company. The claims filed against us as of the date of this report include: “Juan Garcia, et al. v. Pilgrim’s Pride Corporation, a/k/a Wampler Foods, Inc.”, filed in Pennsylvania state court on January 27, 2006 and subsequently removed to the U.S. District Court for the Eastern District of Pennsylvania; “Esperanza Moya, et al. v. Pilgrim’s Pride Corporation and Maxi Staff, LLC”, filed March 23, 2006 in the Eastern District of Pennsylvania; “Barry Antee, et al. v. Pilgrim’s Pride Corporation” filed April 20, 2006 in the Eastern District of Texas; “Stephania Aaron, et al. v. Pilgrim’s Pride Corporation” filed August 22, 2006 in the Western District of Arkansas; “Salvador Aguilar, et al. v. Pilgrim’s Pride Corporation” filed August 23, 2006 in the Northern District of Alabama; “Benford v. Pilgrim’s Pride Corporation” filed November 2, 2006 in the Northern District of Alabama; “Porter v. Pilgrim’s Pride Corporation” filed December 7, 2006 in the Eastern District of Tennessee; “Freida Brown, et al v. Pilgrim’s Pride Corporation” filed March 14, 2007 in the Middle District of Georgia, Athens Division; “Roy Menser, et al v. Pilgrim’s Pride Corporation” filed February 28, 2007 in the Western District of Paducah, KY; and “Victor Manuel Hernandez v. Pilgrim’s Pride Corporation” filed January 30, 2007 in the Northern District of Georgia, Rome Division. The plaintiffs generally purport to bring a collective action for unpaid wages, unpaid overtime wages, liquidated damages, costs, attorneys' fees, and declaratory and/or injunctive relief and generally allege that they are not paid for the time it takes to either clear security, walk to their respective workstations, don and doff protective clothing, and/or sanitize clothing and equipment.  As of the date of this Quarterly Report, the following suits have been filed against Gold Kist, which make one or more of the allegations referenced above:

PILGRIM’S PRIDE CORPORATION
March 31, 2007
Index

 Merrell v. Gold Kist, Inc., in the U.S. District Court for the Northern District of Georgia, Gainesville Division, filed on December 21, 2006; Harris v. Gold Kist, Inc., in the U.S. District Court for the Northern District of Georgia, Newnan Division, filed on December 21, 2006; Blanke v. Gold Kist, Inc., in the U.S. District Court for the Southern District of Georgia, Waycross Division, filed on December 21, 2006; Clarke v. Gold Kist, Inc., in the U.S. District Court for the Middle District of Georgia, Athens Division, filed on December 21, 2006; Atchison v. Gold Kist, Inc., in the U.S. District Court for the Northern District of Alabama, Middle Division, filed on October 3, 2006;  Carlisle v. Gold Kist, Inc., in the U.S. District Court for the Northern District of Alabama, Middle Division, filed on October 2, 2006; Benbow v. Gold Kist, Inc., in the U.S. District Court for the District of South Carolina, Columbia Division, filed on October 2, 2006; and Bonds v. Gold Kist, Inc., in the U.S. District Court for the Northern District of Alabama, Northwestern Division, filed on October 2, 2006. Neither the likelihood of an unfavorable outcome nor the amount of ultimate liability, if any, with respect to any of these cases can be determined at this time. These cases are in various stages of litigation which we intend to vigorously defend.

We are subject to various other legal proceedings and claims, which arise in the ordinary course of our business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect our financial position or results of operations.

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risks discussed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006 and our Quarterly Report on Form 10-Q for the quarterly period ended December 30, 2006, including under the heading "Item 1A. Risk Factors", which risks could materially affect the Company’s business, financial condition or future results. The risk factor below updates, and should be read in conjunction with, the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006 and our Quarterly Report on Form 10-Q for the quarterly period ended December 30, 2006. These risks are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect the Company's business, financial condition or future results.

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

PILGRIM’S PRIDE CORPORATION
March 31, 2007
Index

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

We also seek to adjust our operations in response to high feed prices and other cyclical factors. On October 29, 2006, we announced that we would reduce weekly chicken processing by 5.0% year-over-year, or approximately 1.3 million head per week by January 2007, as part of our continuing effort to better balance supply and demand amid declining chicken prices and sharply higher costs for corn. Although industry chicken prices have risen somewhat in recent weeks, there can be no assurance that corn and other feed ingredient prices will not continue to rise or that chicken prices will not decline.

PILGRIM’S PRIDE CORPORATION
March 31, 2007
Index

Item 4. Submission of Matters to a Vote of Security Holders

Pilgrim’s Pride Corporation held its Annual Meeting of Shareholders on January 31, 2007. The meeting was held to elect thirteen Directors for the ensuing year; to ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending September 29, 2007; and to transact such other business as was properly brought before the meeting. There were 489,853,972 votes received, constituting 83.59% of the 586,007,381 votes outstanding on the record date and entitled to vote. With regard to the election of Directors for the ensuing year, the following votes were cast:

PILGRIM’S PRIDE CORPORATION
March 31, 2007
Index

NOMINEE	FOR	WITHHELD
Lonnie “Bo” Pilgrim	479,102,920	10,751,052
Clifford E. Butler	481,666,061	8,187,911
O.B. Goolsby	481,752,603	8,101,369
Richard A. Cogdill	481,399,577	8,454,395
Lonnie Ken Pilgrim	479,338,823	10,515,149
Charles L. Black	488,865,708	988,264
Linda Chavez	489,603,159	250,813
S. Key Coker	489,604,447	249,525
Keith W. Hughes	489,619,977	233,995
Blake D. Lovette	489,602,970	251,002
Vance C. Miller, Sr.	488,865,928	988,044
James G. Vetter, Jr.	485,357,409	4,496,563
Donald L. Wass, Ph.D.	488,865,522	988,450

All Directors were elected by the above results.

With regard to ratifying the appointment of Ernst & Young LLP as the Company’s independent auditors for fiscal 2007, the following votes were cast:

FOR	AGAINST	ABSTAIN	BROKER NON VOTES
489,066,410	772,249	15,313	0

PILGRIM’S PRIDE CORPORATION
March 31, 2007
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

10.1
Fourth Amended and Restated Secured Credit Agreement, dated as of February 8, 2007, by and among the Company, To-Ricos, Ltd., To-Ricos Distribution, Ltd., Back of Montreal, as agent, SunTrust Bank as syndication agent, U.S. Bank National Association and Wells Fargo Bank, National Association as Co-Documentation Agents, BMO Capital Market as lead arranger, and the other lenders signatory thereto (incorporated by reference from Exhibit 10.01 of the Company’s Current Report on Form 8-K dated February 12, 2007).

10.2
Third Amendment to Credit Agreement, dated as of February 7, 2007, by and among the Company as borrower, CoBank, ACB, as lead arranger and co-syndication agent, and the sole book runner, and as administrative, documentation and collateral agent, Agriland, FCS, as co-syndication agent, and as a syndication party, and the other syndication parties signatory thereto (incorporated by reference from Exhibit 10.02 of the Company’s Current Report on Form 8-K dated February 12, 2007).

10.3
First Amendment to Credit Agreement, dated as of March 15, 2007, by and among the Borrower, the Company, the Subsidiary Guarantors, ING Capital LLC, and the Lenders (incorporated by reference from Exhibit 10.01 of the Company’s Current Report on Form 8-K dated March 20, 2007).

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
March 31, 2007
Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PILGRIM’S PRIDE CORPORATION

/s/ Richard A. Cogdill
Date:	May 1, 2007	Richard A. Cogdill
Chief Financial Officer,
Secretary and Treasurer
(Principal Financial Officer,
Chief Accounting Officer and
Authorized Signatory)

PILGRIM’S PRIDE CORPORATION
March 31, 2007
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

10.1
Fourth Amended and Restated Secured Credit Agreement, dated as of February 8, 2007, by and among the Company, To-Ricos, Ltd., To-Ricos Distribution, Ltd., Back of Montreal, as agent, SunTrust Bank as syndication agent, U.S. Bank National Association and Wells Fargo Bank, National Association as Co-Documentation Agents, BMO Capital Market as lead arranger, and the other lenders signatory thereto (incorporated by reference from Exhibit 10.01 of the Company’s Current Report on Form 8-K dated February 12, 2007).

10.2
Third Amendment to Credit Agreement, dated as of February 7, 2007, by and among the Company as borrower, CoBank, ACB, as lead arranger and co-syndication agent, and the sole book runner, and as administrative, documentation and collateral agent, Agriland, FCS, as co-syndication agent, and as a syndication party, and the other syndication parties signatory thereto (incorporated by reference from Exhibit 10.02 of the Company’s Current Report on Form 8-K dated February 12, 2007).

10.3
First Amendment to Credit Agreement, dated as of March 15, 2007, by and among the Borrower, the Company, the Subsidiary Guarantors, ING Capital LLC, and the Lenders (incorporated by reference from Exhibit 10.01 of the Company’s Current Report on Form 8-K dated March 20, 2007).

12.1	Statement regarding Computation of Ratios.*

31.1	Certification of Co-Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Co-Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Co-Principal Executive Officer of Pilgrim's Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Co-Principal Executive Officer of Pilgrim's Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.3	Certification of Chief Financial Officer of Pilgrim's Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith

Index                                                  34