Form 10-Q
period 2007-06-30
PILGRIMS PRIDE CORP
filed 2007-07-31
CIK 802481

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Number of shares outstanding of the issuer’s common stock, as of July 30, 2007, was 66,555,733.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Pilgrim’s Pride Corporation
Consolidated Balance Sheets
(Unaudited)
	June 30, 2007	September 30, 2006
	(In thousands, except share and per share data)
Assets
Current Assets:
Cash and cash equivalents	$57,390	$156,404
Investments in available for sale securities	13,782	21,246
Trade accounts and other receivables, less allowance for doubtful accounts	450,635	263,149
Inventories	944,593	585,940
Income taxes receivable	37,724	39,167
Current deferred income taxes	92,835	7,288
Prepaid expenses	22,993	10,307
Other current assets	29,968	22,173
Total Current Assets	1,649,920	1,105,674

Investment in Available for Sale Securities	44,003	115,375
Other Assets	87,765	50,825
Goodwill	509,059	--
Property, Plant and Equipment:
Land	107,927	52,493
Buildings, machinery and equipment	2,439,250	1,702,949
Autos and trucks	54,121	57,177
Construction-in-progress	143,958	63,853
	2,745,256	1,876,472
Less accumulated depreciation	(848,453)	(721,478)
	1,896,803	1,154,994
	$4,187,550	$2,426,868
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$405,033	$293,685
Accrued expenses	540,102	272,830
Current maturities of long-term debt	3,134	10,322
Total Current Liabilities	948,269	576,837

Long-Term Debt, Less Current Maturities	1,718,774	554,876
Deferred Income Taxes	308,797	175,869
Other Long-Term Liabilities	79,747	--
Minority Interest in Subsidiary	1,929	1,958
Commitments and Contingencies	--	--

Stockholders’ Equity:
Preferred stock, $.01 par value, 5,000,000 authorized shares; none issued	--	--
Common stock, $.01 par value, 160,000,000 authorized shares; 66,555,733 issued	665	665
Additional paid-in capital	469,779	469,779
Retained earnings	656,086	646,750
Accumulated other comprehensive loss	3,504	134
Total Stockholders’ Equity	1,130,034	1,117,328
	$4,187,550	$2,426,868

See notes to consolidated financial statements.

Pilgrim’s Pride Corporation and Subsidiaries Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
	(in thousands, except share and per share data)
Net sales	$2,118,386	$1,287,646	$5,449,483	$3,897,167
Cost of sales	1,883,148	1,244,950	5,064,776	3,698,870
Gross profit	235,238	42,696	384,707	198,297
Selling, general and administrative	98,461	69,433	262,534	216,772
Operating income (loss)	136,777	(26,737)	122,173	(18,475)
Other expense (income):
Interest expense	40,921	12,736	94,130	38,402
Interest income	(198)	(1,268)	(3,190)	(8,429)
Loss on early extinguishment of debt	--	--	14,475	--
Foreign exchange (gain) loss	(264)	1,822	1,250	1,012
Miscellaneous, net	(2,605)	(2,053)	(8,799)	(1,025)
Total other expenses, net	37,854	11,237	97,866	29,960

Income (loss) before income taxes	98,923	(37,974)	24,307	(48,435)
Income tax expense (benefit)	36,282	(17,501)	10,478	(21,686)
Net income (loss)	$62,641	$(20,473)	$13,829	$(26,749)

Net income (loss) per common share– basic and diluted	$0.94	$(0.31)	$0.21	$(0.40)
Dividends declared per common share	$0.0225	$0.0225	$0.0675	$1.0675

Weighted average shares outstanding	66,555,733	66,555,733	66,555,733	66,555,733

Net income (loss)	$62,641	$(20,473)	$13,829	$(26,749)
Other comprehensive income (loss)	44	(523)	3,370	(939)
Comprehensive income (loss)	$62,685	$(20,996)	$17,199	$(27,688)
See notes to consolidated financial statements.

Pilgrim’s Pride Corporation and Subsidiaries Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	June 30, 2007	July 1, 2006
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$13,829	$(26,749)
Adjustments to reconcile net income (loss) to cash provided by operating activities
Depreciation and amortization	145,678	100,052
Loss on early extinguishment of debt	7,099	--
Impairment of assets	--	3,767
Gain (loss) on property disposals	(492)	988
Deferred income taxes	1,395	(8,065)
Changes in operating assets and liabilities, net of effect of businesses acquired:
Accounts and other receivables	(56,857)	97,242
Income taxes receivable	32,474	(30,007)
Inventories	(112,353)	(74,792)
Other current assets	(7,984)	(9,280)
Accounts payable and accrued expenses	25,466	(40,214)
Other	4,647	(2,421)
Cash provided by operating activities	52,902	10,521

Cash flows frominvesting activities:
Acquisitions of property, plant and equipment	(136,160)	(101,314)
Business acquisitions	(1,108,817)	--
Purchases of investment securities	(360,485)	(238,763)
Proceeds from sale/maturity of investment securities	441,987	343,120
Proceeds from property disposals	5,184	3,709
Other, net	4,288	295
Cash provided by (used for) investing activities	(1,154,003)	7,047

Cash flows from financing activities:
Borrowing for acquisition	1,230,000	--
Proceeds from notes payable to banks	--	226,000
Repayments on notes payable to banks	--	(226,000)
Proceeds from long-term debt	774,791	(34,728)
Payments on long-term debt	(982,723)	--
Debt issue costs	(15,565)	--
Cash dividends paid	(4,493)	(71,048)
Cash provided by (used for) financing activities	1,002,010	(105,776)

Effect of exchange rate changes on cash and cash equivalents	77	(290)
Decrease in cash and cash equivalents	(99,014)	(88,498)
Cash and cash equivalents at beginning of year	156,404	132,567
Cash and cash equivalents at end of period	$57,390	$44,069

See notes to consolidated financial statements.

PILGRIM'S PRIDE CORPORATION
June 30, 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE A—BASIS OF PRESENTATION

These unaudited consolidated financial statements include Pilgrim’s Pride Corporation and its majority-owned subsidiaries (together, “Pilgrim’s,” “the Company,” “we,” “us,” “our,” or similar terms).  We eliminate all significant intercompany accounts and transactions in consolidation.

These consolidated financial statements:

•
Were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission, and

•	Do not include all of the information or footnotes required by GAAP for complete financial statements, but
•	Include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial statements.

Operating results for the period ended June 30, 2007, are not necessarily indicative of the results that may be expected for the year ending September 29, 2007.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and supplementary data contained in our Annual Report on Form 10-K for the year ended September 30, 2006.

For international operations with currencies other than the United States dollar, we translate assets and liabilities, other than non-monetary assets, using current exchange rates.  We translate non-monetary assets using the historical rates in effect on the dates of acquisition.  We translate income and expenses using average exchange rates in effect during the period.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.  This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The Company must adopt this Interpretation in the first quarter of fiscal 2008.  The Company has not completed its evaluation as to the impact that adoption will have on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements.  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements.  However, for some enterprises, the application of this Statement will change current practice.  The Company must adopt SFAS No. 157 in the first quarter of fiscal 2009. Although the Company has not completed its evaluation as to the impact that adoption will have on its consolidated financial statements, it currently believes the adoption of SFAS No. 157 will not require material modification of its fair value measurements and will be substantially limited to expanded disclosures in the notes to its consolidated financial statements.

PILGRIM'S PRIDE CORPORATION
June 30, 2007

In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).  This Statement requires us to recognize the funded status of each of our benefit plans—measured as the difference between plan assets at fair value and the benefit obligation—in our statement of financial position, recognize as a component of other comprehensive income, the tax-effected gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost, and measure defined benefit plan assets and obligations as of the date of our fiscal year-end statement of financial position.  We must adopt the recognition and disclosure requirements of SFAS No. 158 no later than September 29, 2007.  We must measure plan assets and obligations as of the date of our fiscal year-end statement of financial position as of September 26, 2009.  We are currently in the process of evaluating the impact that adoption of this Statement will have on our consolidated financial statements.

In January 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  This Statement permits an enterprise to choose to measure many financial instruments and certain other items at fair value.  SFAS No. 159 will become effective for the Company in the first quarter of fiscal 2009.  The Company is currently evaluating the impact that use of the fair value measurement option on its financial instruments and other applicable items would have on its consolidated financial statements.

NOTE B – BUSINESS ACQUISITION

On December 27, 2006, we acquired 45,343,812 shares, representing 88.9% of shares outstanding, of Gold Kist Inc. (“Gold Kist”) common stock through a tender offer.  We subsequently purchased all remaining Gold Kist shares and, on January 9, 2007, Gold Kist became a wholly owned subsidiary of the Company.  Gold Kist, based in Atlanta, Georgia, was the third largest chicken company in the United States, accounting for more than nine percent of chicken produced in the United States in recent years.  Gold Kist operated a fully-integrated chicken production business that included live production, processing, marketing and distribution.

For financial reporting purposes, we have included the operating results and cash flows of Gold Kist in our consolidated financial statements as of December 31, 2006. The operating results and cash flows of Gold Kist from December 27, 2006 to December 31, 2006 were not material.  We have included the acquired assets and assumed liabilities in our June 30, 2007 balance sheet using a preliminary allocation of the purchase price as we have not completed certain appraisals and other purchase price adjustments.

The following summarizes our purchase price at December 27, 2006 (in thousands):

Purchase 50,146,368 shares at $21.00 per share	$1,053,074
Premium paid on retirement of debt	22,208
Retirement of various share-based compensation awards	25,677
Various costs and fees	45,639
Total purchase price	$1,146,598

PILGRIM'S PRIDE CORPORATION
June 30, 2007

In the second quarter of fiscal 2007, we retired the Gold Kist 10 1/4% Senior Notes due 2014 with a book value of $128.5 million at a cost of $149.8 million plus accrued interest and the Gold Kist Subordinated Capital Certificates of Interest at par plus accrued interest and a premium of one year’s interest.  We also paid acquisition transaction costs and funded change in control payments to certain Gold Kist employees.  This acquisition was initially funded by (1) $780 million borrowed under our revolving-term secured credit facility and (2) $450 million borrowed under our $450 million Senior Unsecured Term Loan Agreement (“Bridge Loan”) (see Note D– “Notes Payable and Long Term Debt” below).

In connection with the acquisition, we elected to freeze certain of the Gold Kist benefit plans with the intent to ultimately terminate them.  We recorded a purchase price adjustment of $82.5 million representing the current estimated cost of these plan terminations.  We do not anticipate any material net periodic benefit costs (income) related to these plans in fiscal 2007.  Additionally, we conformed Gold Kist’s accounting policies to our accounting policies and provided for deferred income taxes on all related purchase adjustments.

The following summarizes our current estimates of the fair value of the assets acquired and liabilities assumed at the date of acquisition.  The purchase price allocation is preliminary and will be finalized after completion of the independent appraisal of certain of the assets acquired and additional analysis of the liabilities assumed, which is currently underway. Upon completion of our analysis, significant adjustments may be required.

Purchase price allocation:
(In thousands):

Current assets	$431,999
Property, plant and equipment	755,434
Goodwill	509,059
Other assets	64,332
Total assets acquired	1,760,824
Current liabilities	309,733
Long-term debt, less current maturities	140,674
Deferred income taxes	85,203
Other long-term liabilities	78,616
Total liabilities assumed	614,226
Total purchase price	$1,146,598

Goodwill represents the purchase price in excess of the value assigned to identifiable tangible and intangible assets.  We elected to acquire Gold Kist at a price that resulted in the recognition of goodwill because of the following strategic and financial benefits:

•	The combined company is now positioned as the world's leading chicken producer and that position has provided us with enhanced abilities to:
o	Compete more efficiently and provide even better customer service;
o	Expand our geographic reach and customer base;
o	Further pursue value-added and prepared foods opportunities; and
o	Offer long-term growth opportunities for our shareholders, employees, and growers.
•	The combined company is better positioned to compete in the industry both internationally and in the United States as additional consolidation occurs.

PILGRIM'S PRIDE CORPORATION
June 30, 2007

The following unaudited pro forma financial information has been presented as if the acquisition had occurred at the beginning of each period presented.

In thousands, except share and per share data	Three Months Ended		Nine Months Ended
	June 30, 2007 (Actual)	July 1, 2006 (Pro forma)	June 30, 2007 (Pro forma)	July 1, 2006 (Pro forma)
Net sales	$2,118,386	$1,791,070	$5,977,293	$5,471,272
Depreciation and amortization	$58,005	$57,947	$170,781	$167,893
Operating income (loss)	$136,777	$(47,724)	$91,741	$(79,214)
Interest expense, net	$40,723	$32,642	$116,761	$93,935
Income (loss) before taxes	$98,923	$(78,908)	$(30,508)	$(169,309)
Net income (loss)	$62,641	$(45,284)	$(20,279)	$(100,357)
Net income (loss) per common share	$0.94	$(0.68)	$(0.30)	$(1.51)
Weighted average shares outstanding	66,555,733	66,555,733	66,555,733	66,555,733

NOTE C—INVENTORIES

	June 30,	September 30,
(In thousands)	2007	2006
Chicken:
Live chicken and hens	$353,198	$196,284
Feed and eggs	224,808	132,309
Finished chicken products	301,865	201,516
	879,871	530,109
Turkey:
Live turkey and hens	$8,239	$7,138
Feed and eggs	3,935	4,740
Finished turkey products	33,221	26,685
	45,395	38,563
Other Products:
Commercial feed, table eggs, and retail farm store	$9,124	$7,080
Distribution inventories (other than chicken & turkey products)	10,203	10,188
	19,327	17,268

Total Inventories	$944,593	$585,940

PILGRIM'S PRIDE CORPORATION
June 30, 2007

NOTE D—NOTES PAYABLE AND LONG-TERM DEBT

(in thousands)	Final Maturity	June 30, 2007	September 30, 2006

Senior unsecured notes, at 9 5/8%	2011	$299,286	$299,601
Senior subordinated unsecured notes, at 9 1/4%	2013	5,135	82,640
Senior unsecured notes, at 7 5/8%	2015	400,000	--
Senior unsecured notes, at 8 3/8%	2017	250,000	--
Secured revolving credit facility with notes payable at LIBOR plus 1.25% to LIBOR plus 2.75%	2011	51,560	74,682
Note payable to an insurance company at 6.68%	2012	--	50,115
Notes payable to an insurance company at LIBOR plus 2.2075%	2013	--	41,333
Revolving-term secured credit facility with notes payable at US Treasuries, plus a spread	2016	--	--
Term credit facility, with notes payable at LIBOR plus 1.75%	2016	488,650	--
Term loan payable at 7.06%	2016	109,725	--
Term loan payable at 6.84%	2016	99,500	--
Other	Various	18,052	16,827
		1,721,908	565,198
Less current maturities		(3,134)	(10,322)
Total		$1,718,774	$554,876

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

PILGRIM'S PRIDE CORPORATION
June 30, 2007

NOTE E—RELATED PARTY TRANSACTIONS

Lonnie “Bo” Pilgrim, the Senior Chairman and, through certain related entities, the major stockholder of the Company (collectively, the “major stockholder”), owns an egg laying and a chicken growing operation.  In addition, at certain times during previous years, the major stockholder purchased from the Company live chickens and hens and certain feed inventories during the grow-out process and then, by contract with the Company, would resell the birds at maturity using a market-based formula, with price subject to a ceiling price calculated at his cost plus two percent. No purchases have been made by the Company under this agreement since the first quarter of fiscal 2006 when the major stockholder recognized an operating margin of $4,539 on gross amounts paid by the Company to the major stockholder as described below in “Live chicken purchases from major stockholder.”

Much of the Company’s debt obligations have been guaranteed by an entity controlled by the Company’s major stockholders.  In consideration of such guarantees, the Company has paid to Pilgrim Interests, Ltd., an affiliate of Lonnie “Bo” Pilgrim, the amounts described below in “Loan Guaranty Fees.”

Transactions with related parties are summarized as follows:

	Three Months Ended		Nine Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
	(in thousands)
Lease payments on commercial egg property	$188	$188	$563	$563
Contract grower pay	$250	$276	$651	$748
Other sales to major stockholder	$148	$223	$460	$596
Live chicken purchases from major stockholder	$--	$--	$--	$231
Loan guaranty fees	$1,081	$468	$2,582	$1,245
Lease payments and operating expenses on airplane	$121	$129	$371	$380

NOTE F—COMMITMENTS and CONTINGENCIES

At June 30, 2007, the Company had $84.9 million in letters of credit outstanding relating to normal business transactions.

Listed below are certain claims made against the Company and its subsidiaries. In the Company’s opinion, it has made appropriate and adequate reserves, accruals and disclosures where necessary and the Company believes the probability of a material loss beyond the amounts accrued to be remote; however, the ultimate liability for these matters is uncertain, and if accruals and reserves are not adequate, an adverse outcome, if significant could have a material effect on the consolidated financial condition or results of operations of the Company. The Company believes it has substantial defenses to the claims made and intends to vigorously defend these cases.

Among the claims presently pending against the Company are claims brought by current and former employees seeking compensation for the time spent donning and doffing work equipment.  The plaintiffs generally purport to bring a collective action for unpaid wages, unpaid

PILGRIM'S PRIDE CORPORATION
June 30, 2007

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

On December 31, 2003, we were served with a purported class action complaint styled “Angela Goodwin, Gloria Willis, Johnny Gill, Greg Hamilton, Nathan Robinson, Eddie Gusby, Pat Curry, Persons Similarly Situated v. ConAgra Poultry Company and Pilgrim’s Pride, Incorporated” in the United States District Court, Western District of Arkansas, El Dorado Division, alleging racial and age discrimination at one of the facilities we acquired from ConAgra.  Two of the named plaintiffs, Greg Hamilton and Gloria Willis, were voluntarily dismissed from this action.  On May 15, 2007, the Court denied plaintiff’s motion for class certification and as the plaintiffs subsequently withdrew their appeal to the Eight Circuit Court of Appeals, the Court’s ruling denying class certification stands as a final judgment.  We believe we have meritorious defenses to the individual claims and we intend to vigorously defend these claims.  After considering our available resources, we do not expect these cases to have a material impact on our financial position or results of operations.

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

The following table presents certain information regarding our segments:

PILGRIM'S PRIDE CORPORATION
June 30, 2007

	Three Months Ended		Nine Months Ended
	June 30, 2007(a)	July 1, 2006	June 30, 2007(a)	July 1, 2006
	(In thousands)
Net Sales to Customers:
Chicken:
United States	$1,809,317	$1,019,918	$4,523,729	$3,039,292
Mexico	131,636	106,996	365,591	303,430
Sub-total	1,940,953	1,126,914	4,889,320	3,342,722
Turkey	18,915	15,753	83,021	94,772
Other Products:
United States	152,766	137,997	464,935	445,610
Mexico	5,752	6,982	12,207	14,063
Sub-total	158,518	144,979	477,142	459,673
Total	$2,118,386	$1,287,646	$5,449,483	$3,897,167
Operating Income (Loss):
Chicken:
United States	$116,749	$(20,158)	$101,155	$(4,012)
Mexico	14,427	(4,951)	3,151	(10,177)
Sub-total	131,176	(25,109)	104,306	(14,189)
Turkey(b)	(1,915)	(3,598)	852	(15,956)
Other Products:
United States	6,668	1,597	15,080	10,501
Mexico	848	373	1,935	1,169
Sub-total	7,516	1,970	17,015	11,670
Total	$136,777	$(26,737)	$122,173	$(18,475)
Depreciation and Amortization(c):
Chicken:
United States	$53,629	$29,400	$130,120	$79,911
Mexico	2,754	2,752	8,306	8,470
Sub-total	56,383	32,152	138,426	88,381
Turkey	404	705	1,179	6,025
Other Products:
United States	1,160	2,060	5,917	5,527
Mexico	58	43	156	119
Sub-total	1,218	2,103	6,073	5,646
Total	$58,005	$34,960	$145,678	$100,052

	June 30, 2007(a)	September 30, 2006
	(in thousands)
Total Assets:
Chicken
United States	$3,619,620	$1,897,763
Mexico	381,982	361,887
Sub-total	4,001,602	2,259,650
Turkey	68,521	76,908
Other Products
United States	113,727	88,650
Mexico	3,700	1,660
Sub-total	117,427	90,310
Total	$4,187,550	$2,426,868

PILGRIM'S PRIDE CORPORATION
June 30, 2007

(a)
The Company acquired Gold Kist on December 27, 2006.  The net assets acquired have been included in our consolidated financial position since December 27, 2006, and the Gold Kist results of operations have been included in our consolidated results of operations since December 31, 2006.  See Note B – “Business Acquisition” above.

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

(c)
Includes amortization of capitalized financing costs of approximately $1.1 million and $0.5 million for the three month periods and $2.9 million and $2.0 million for the nine month periods ending June 30, 2007 and July 1, 2006, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Description of the Company

Pilgrim’s Pride Corporation is the largest chicken company in the United States and Puerto Rico, is the second-largest chicken company in Mexico, and has one of the best-known brand names in the poultry industry.  In the United States, we produce both prepared and fresh chicken and fresh turkey.  In Mexico and Puerto Rico, we exclusively produce fresh chicken.  Through vertical integration, we control the breeding, hatching and growing of chickens.  Our products are sold to foodservice, retail, and frozen entrée customers primarily through foodservice distributors, retailers, and restaurants throughout the United States and Puerto Rico and in the northern and central regions of Mexico.  We operate in three business segments and two geographical areas.

Business Acquisition

On December 27, 2006, we acquired 88.9% of all outstanding common shares of Atlanta-based Gold Kist Inc.  Gold Kist was the third largest chicken company in the United States, accounting for approximately 9% of all chicken produced domestically in recent years.  On January 9, 2007, we acquired the remaining Gold Kist common shares, making Gold Kist a wholly owned subsidiary of Pilgrim’s Pride Corporation.  The assets and liabilities of Gold Kist have been included in the accompanying balance sheet using an allocation based on preliminary valuations and purchase price adjustments.  See Note B – “Business Acquisition” of the notes to our consolidated financial statements included elsewhere in this Quarterly Report.

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

PILGRIM'S PRIDE CORPORATION
June 30, 2007

Executive Summary

Although industry production numbers have increased on a year-over-year basis in the last few weeks, industry-wide production cutbacks implemented earlier in 2007 along with strong demand for our products created an improved pricing environment for our products in the third quarter of fiscal 2007 when compared to the same prior year period.  This allowed the Company to return to profitability in spite of increases in the cost of feed ingredients during the quarter.  Average selling prices achieved in the third quarter of fiscal 2007 increased by 3.0% over those achieved in the second quarter of fiscal 2007 and by 17.5% over those achieved in the third quarter of fiscal 2006.  Average feed ingredients costs incurred in the third quarter of fiscal 2007 increased by 1.7% over those incurred in the second quarter of the fiscal 2007 and by 39.2% over those incurred in the third quarter of fiscal 2006.

Net income for the third quarter of fiscal 2007 increased $83.1 million to $62.6 million compared to the net loss of $20.5 million for the third quarter of fiscal 2006.  This improvement is primarily driven by:

▪	A 21.2% increase in our U.S. chicken selling prices on top of a 46.4% increase in volumes due to the acquisition of Gold Kist.

Offsetting the price and volume improvements were the following:

▪
Increased cost of sales due to higher feed costs between the two periods, as feed ingredients costs rose 41.4% and 27.6% in the U.S. and Mexico chicken divisions, respectively, due primarily to corn and soybean meal prices.

▪	Net interest expense increased $29.3 million between the periods due primarily to the financing of the acquisition of Gold Kist.

Net income for the first nine months of fiscal 2007 increased $40.5 million to $13.8 million compared to the net loss of $26.7 million for the first nine months of fiscal 2006.  This increase is primarily driven by the following:

▪	A 9.8% increase in our U.S. chicken selling prices on top of a 35.6% increase in volumes due to the acquisition of Gold Kist.

Offsetting the price and volume improvements were the following:

▪
Increased cost of sales due to higher feed costs between the two periods.  Feed ingredients costs rose 38.1% and 31.8% in the U.S. and Mexico chicken divisions, respectively, due primarily to corn and soybean meal prices.

▪	Net interest expense increased $61.0 million in the first nine months of fiscal 2007, when compared to the same period in fiscal 2006, due primarily to the financing of the acquisition of Gold Kist.

▪	A $14.5 million loss on the early extinguishment of debt during the second quarter of fiscal 2007.

PILGRIM'S PRIDE CORPORATION
June 30, 2007

Business Environment

Profitability in the poultry industry is materially affected by the commodity prices of feed ingredients, chicken and turkey, which are determined by supply and demand factors.  As a result, the chicken and turkey industries are subject to cyclical earnings fluctuations.  Cyclical earnings fluctuations can be mitigated somewhat by:

-  Business strategy;
-  Product mix;
-  Sales and marketing plans; and
-  Operating efficiencies.

In an effort to reduce price volatility and to generate higher, more consistent profit margins, we have concentrated on the production and marketing of prepared foods products.  Prepared foods products generally have higher profit margins than our other products.  Also, the production and sale in the U.S. of prepared foods products reduces the impact of the costs of feed ingredients on our profitability.  Feed ingredient purchases are the single largest component of our cost of sales, representing approximately 33.5% of our consolidated cost of sales in the first nine months of fiscal 2007.  The production of feed ingredients is positively or negatively affected primarily by weather patterns throughout the world, the global level of supply inventories and demand for feed ingredients, and the agricultural policies of the U.S. and foreign governments.  As further processing is performed, feed ingredient costs become a decreasing percentage of a product’s total production cost, thereby reducing their impact on our profitability.  Products sold in this form enable us to charge a premium, reduce the impact of feed ingredient costs on our profitability and improve and stabilize our profit margins.  However, prepared foods products are often sold pursuant to longer-term (i.e., generally with one-year durations), fixed price contract arrangements.  Accordingly, input cost fluctuations may positively or negatively affect the comparative margins for these products versus commodity product types to the extent such costs are not fully or effectively hedged.

As a significant portion of the U.S. chicken production is exported, the commodity prices of chicken and turkey can be, and in the first six months of fiscal 2006 were, adversely affected by disruptions in export markets.  Disruptions of international demand for chicken products in the first six months of fiscal 2006 were created by the focus and concern of foreign markets over avian influenza.  Disruptions were also caused by the need to reroute products in transit to locations other than those intended as these concerns materialized.  Disruptions at times may also be caused by restrictions on imports of U.S.-produced poultry products imposed by foreign governments for a variety of reasons, including the protection of their domestic poultry producers and allegations of consumer health issues.  For example, Russia, China and Japan have restricted the importation of U.S.-produced poultry for both of these reasons in recent periods.  In July 2003, the U.S. and Mexico entered into a safeguard agreement with regard to imports into Mexico of chicken leg quarters from the U.S.  Under this agreement, a tariff rate for chicken leg quarters of 98.8% of the sales price was established.  This tariff rate was reduced on January 1, 2007 to 19.8% and is scheduled to be eliminated on January 1, 2008.  The tariff was imposed due to concerns that the duty-free importation of such products as provided by the North American Free Trade Agreement would injure Mexico’s chicken industry.  As such tariffs are reduced, we expect greater amounts of chicken to be imported into Mexico from the U.S., which could negatively affect the profitability of Mexican chicken producers and positively affect the profitability of U.S. exporters of chicken to Mexico.  Although this could have a negative impact on our Mexican chicken operations, we believe that this will be mitigated by the close proximity of our U.S. operations to the Mexico border.  We have the largest U.S. production and distribution capacities near the Mexican border, which gives us a strategic advantage to capitalize on exports of U.S. chicken to Mexico.  Because these disruptions in chicken export markets are often political, no assurances can be given as to when the existing disruptions will be alleviated or that new ones will not arise.

PILGRIM'S PRIDE CORPORATION
June 30, 2007

Business Segments

We operate in three reportable business segments as (1) a producer and seller of chicken products, (2) a producer and seller of turkey products and (3) seller of other products.

The following table presents certain information regarding our segments:

PILGRIM'S PRIDE CORPORATION
June 30, 2007

	Three Months Ended		Nine Months Ended
	June 30, 2007(a)	July 1, 2006	June 30, 2007(a)	July 1, 2006
	(In thousands)
Net Sales to Customers:
Chicken:
United States	$1,809,317	$1,019,918	$4,523,729	$3,039,292
Mexico	131,636	106,996	365,591	303,430
Sub-total	1,940,953	1,126,914	4,889,320	3,342,722
Turkey	18,915	15,753	83,021	94,772
Other Products:
United States	152,766	137,997	464,935	445,610
Mexico	5,752	6,982	12,207	14,063
Sub-total	158,518	144,979	477,142	459,673
Total	$2,118,386	$1,287,646	$5,449,483	$3,897,167
Operating Income (Loss):
Chicken:
United States	$116,749	$(20,158)	$101,155	$(4,012)
Mexico	14,427	(4,951)	3,151	(10,177)
Sub-total	131,176	(25,109)	104,306	(14,189)
Turkey(b)	(1,915)	(3,598)	852	(15,956)
Other Products:
United States	6,668	1,597	15,080	10,501
Mexico	848	373	1,935	1,169
Sub-total	7,516	1,970	17,015	11,670
Total	$136,777	$(26,737)	$122,173	$(18,475)
Depreciation and Amortization(c)
Chicken:
United States	$53,629	$29,400	$130,120	$79,911
Mexico	2,754	2,752	8,306	8,470
Sub-total	56,383	32,152	138,426	88,381
Turkey	404	705	1,179	6,025
Other Products:
United States	1,160	2,060	5,917	5,527
Mexico	58	43	156	119
Sub-total	1,218	2,103	6,073	5,646
Total	$58,005	$34,960	$145,678	$100,052

(a)
The Company acquired Gold Kist on December 27, 2006.  The acquisition has been accounted for as a purchase and the Gold Kist results of operations have been included in our consolidated results of operations since December 31, 2006.  See Note B – “Business Acquisition” of the notes to the consolidated financial statements included elsewhere in the Quarterly Report.

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

(c)
Includes amortization of capitalized financing costs of approximately $1.1 million and $0.5 million for the three month periods and $2.9 million and $2.0 million for the nine month periods ending June 30, 2007 and July 1, 2006, respectively.

PILGRIM'S PRIDE CORPORATION
June 30, 2007

The following table presents certain items as a percentage of net sales for the periods indicated:

	Percentage of Net Sales
	Three Months Ended		Nine Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Net Sales	100.0%	100.0%	100.0%	100.0%
Costs and Expenses:
Cost of sales	88.9%	96.7%	92.9%	94.9%
Gross profit	11.1%	3.3%	7.1%	5.1%
Selling, general and administrative	4.6%	5.4%	4.8%	5.6%
Operating Income (Loss)	6.5%	(2.1)%	2.2%	(0.5)%
Interest expense	1.9%	1.0%	1.7%	1.0%
Interest income	--%	(0.1)%	(0.1)%	(0.2)%

Income (loss) before income taxes	4.7%	(2.9)%	0.4%	(1.2)%
Net income (loss)	3.0%	(1.6)%	0.3%	(0.7)%

Results of Operations

The changes in our results of operations for the three-month and nine-month periods ending  June 30, 2007, as compared to the same periods in fiscal 2006 are impacted greatly as a result of the acquisition of Gold Kist on December 27, 2006 as discussed in Note B – “Business Acquisition” of the notes to the consolidated financial statements included elsewhere in this Quarterly Report.  The acquisition resulted in significant increases in net sales and related costs, including interest expense.

Fiscal Third Quarter 2007 Compared to Fiscal Third Quarter 2006

Net Sales.  Net Sales for the third quarter of fiscal 2007 increased $830.8 million, or 64.5%, over the third quarter of fiscal 2006.  The following table provides additional information regarding net sales (in millions):

		Change from
	Quarter Ended	Quarter Ended	Percentage
Source	June 30, 2007	July 1, 2006	Change

Chicken-
United States	$1,809.4	$789.5	77.4%	(a)
Mexico	131.6	24.6	23.0%	(b)
	$1,941.0	$814.1	72.2%

Turkey	$18.9	$3.1	19.6%	(c)

Other Products-
United States	$152.7	$14.8	10.7%
Mexico	5.8	(1.2)	(17.1)%
	$158.5	$13.6	9.4%	(d)
	$2,118.4	$830.8	64.5%

PILGRIM'S PRIDE CORPORATION
June 30, 2007

(a)
U.S. chicken sales for the quarter increased compared to the same quarter last fiscal year due primarily to the acquisition of Gold Kist Inc., whose results are included for the full quarter, offset in part by a reduction in sales resulting from our previously announced 5% year-over-year production cuts.  Also, sales rose due to a 21.2% increase in net revenue per pound sold.

(b)	Mexico chicken sales increased compared to the third quarter of last fiscal year because of a 28.7% increase in revenue per pound sold partially offset by a 4.4% decrease in pounds sold.

(c)
Turkey sales increased compared to the third quarter of the last fiscal year due to a 13.9% increase in pounds sold resulting from an acceleration of product orders, a 1.8% increase in pounds produced and a 5.5% increase in revenue per pound sold.

(d)	Other product sales increased due to the addition of the distribution centers added through the Gold Kist acquisition offset somewhat by reduced Mexico non-poultry sales.

Gross Profit.  Gross profit increased $192.5 million in the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006

The following table provides gross profit information (in millions):

				Percentage	Percentage
	Quarter	Change From		of Net Sales	of Net Sales
	Ended	Quarter Ended	Percentage	Quarter Ended	Quarter Ended
Components	June 30, 2007	July 1, 2006	Change	June 30, 2007	July 1, 2006

Net sales	$2,118.4	$830.8	64.5%	100.0%	100.0%
Cost of sales	1,883.2	638.3	51.3%	88.9%	96.7%	(a)

Gross profit	$235.2	$192.5	450.8%	11.1%	3.3%	(b)

(a)	Cost of sales increased compared to the same quarter last fiscal year due to the acquisition of Gold Kist and a 39.2% increase in the cost of feed.

(b)	Gross profit increased $192.5 million due to increased selling prices and the acquisition of Gold Kist offset in part by increased cost of feed.

PILGRIM'S PRIDE CORPORATION
June 30, 2007

Operating Income (Loss).  Operating income for the third quarter of fiscal 2007 increased $163.5 million when compared to the third quarter of fiscal 2006.

The following tables provide operating income (loss) information (in millions):

		Change from
	Quarter Ended	Quarter Ended	Percentage
Source	June 30, 2007	July 1, 2006	Change

Chicken
United States	$116.8	$136.9	681.1%
Mexico	14.4	19.4	388.0%
	$131.2	$156.3	622.7%

Turkey	$(1.9)	$1.7	47.2%

Other Products
United States	$6.7	$5.1	318.8%
Mexico	0.8	0.4	100.0%
	$7.5	$5.5	275.0%
Operating Income (Loss)	$136.8	$163.5	612.4%

				Percentage	Percentage
		Change from		of Net Sales	of Net Sales
	Quarter Ended	Quarter Ended	Percentage	Quarter Ended	Quarter Ended
Components	June 30, 2007	July 1, 2006	Change	June 30, 2007	July 1, 2006

Gross profit	$235.2	$192.5	450.8%	11.1%	3.3%
Selling, general and administrative expense	98.4	29.0	41.8%	4.6%	5.4%	(a)

Operating income (loss)	$136.8	$163.5	612.4%	6.5%	(2.1)%	(b)

(a)
Selling, general and administrative expense decreased as a percentage of net sales due primarily to added revenue from the Gold Kist acquisition.  However, overall selling, general and administrative expense increased $29.0 million, primarily due to the Gold Kist acquisition and costs associated with our profit-based retirement and compensation plans.

(b)	Increased operating income is primarily due to the items discussed above under gross profit offset by the increase in selling, general and administrative expense.

Interest Expense. Interest expense increased $28.2 million to $40.9 million in the third quarter of fiscal 2007, when compared to $12.7 million for the third quarter of fiscal 2006, due primarily to the funds borrowed to complete the Gold Kist acquisition.  As a percentage of sales, interest expense in the third quarter of fiscal 2007 increased to 1.9% from 1.0% in the third quarter of fiscal 2006.

PILGRIM'S PRIDE CORPORATION
June 30, 2007

Interest Income.  Interest income decreased to $0.2 million in the third quarter of fiscal 2007 from $1.3 million in the third quarter of fiscal 2006 due to reduced investments.

Miscellaneous, Net.  Consolidated miscellaneous, net expense (income) of $(2.6) million for the third quarter of fiscal 2007 consisted mainly of investment and dividend income. Miscellaneous, net was $(2.1) million for the third quarter of fiscal 2006.

Income Tax Expense (Benefit).  Consolidated income tax expense in the third quarter of fiscal 2007 was $36.3 million, compared to a benefit of $(17.5) million in the third quarter of fiscal 2006.  This change resulted principally from the improvement in our profitability in the current period.

First Nine Months of Fiscal 2007 Compared to First Nine Months of Fiscal 2006

Net Sales.  Net Sales for the first nine months of fiscal 2007 increased $1.55 billion, or 39.8%, versus the first nine months of fiscal 2006.  The following table provides additional information regarding net sales (in millions):

	Nine Months	Change from Nine Months
	Ended	Ended	Percentage
Source	June 30, 2007	July 1, 2006	Change

Chicken-
United States	$4,523.7	$1,484.4	48.8%	(a)
Mexico	365.6	62.2	20.5%	(b)
	$4,889.3	$1,546.6	46.3%

Turkey	$83.0	$(11.8)	(12.4)%	(c)

Other Products-
United States	$465.0	$19.4	4.4%	(d)
Mexico	12.2	(1.9)	(13.5)%
	$477.2	$17.5	3.8%
	$5,449.5	$1,552.3	39.8%

(a)
U.S. chicken sales for the first nine months of fiscal 2007 were 48.8% more than the first nine months of fiscal 2006 because of a 35.6% increase in pounds sold resulting from the Gold Kist acquisition and a 9.8% increase in net revenue per pound sold, offset in part by a reduction in sales resulting from our previously announced 5% year-over-year production cuts which became fully effective in January 2007.

(b)
Mexico chicken sales increased due to a 19.5% increase in net revenue per pound sold during the first nine months of fiscal 2007 versus the first nine months of fiscal 2006 and a 0.8% increase in pounds sold.

(c)	Turkey sales declined because of the March 2006 discontinuation of certain products.

(d)	Other product sales increased primarily because of the addition of legacy Gold Kist distribution centers offset somewhat by reduced Mexico non-poultry sales.

PILGRIM'S PRIDE CORPORATION
June 30, 2007

Gross Profit.  Gross profit increased $186.4 million, or 94.0%, in the first nine months of fiscal 2007 compared to the first nine months of fiscal 2006.

The following table provides gross profit information (in millions):

				Percentage	Percentage
		Change From		of Net Sales	of Net Sales
	Nine	Nine		Nine	Nine
	Months Ended	Months Ended	Percentage	Months Ended	Months Ended
Components	June 30, 2007	July 1, 2006	Change	June 30, 2007	July 1, 2006

Net sales	$5,449.5	$1,552.3	39.8%	100.0%	100.0%
Cost of sales	5,064.8	1,365.9	36.9%	92.9%	94.9%	(a)

Gross profit	$384.7	$186.4	94.0%	7.1%	5.1%	(b)

(a)
Cost of sales increased $1.37 billion due primarily to the Gold Kist acquisition and a 36.3% increase in feed costs.  These increases were offset by a $24.5 million decrease in the cost of sales in the turkey division due to the decision to cease production on March 3, 2006, of certain products at our Franconia, Pennsylvania turkey cooking facility.  Included in cost of sales for the first nine months of fiscal 2006 was a charge of $3.8 million to impair the carrying value of certain equipment currently held for sale and formerly used in our turkey division, a charge of $2.5 million to reduce the carrying value of certain packaging and supplies associated with those products and $0.2 million for severance costs.

(b)	Gross profit increased $186.4 million due to increased selling prices and the acquisition of Gold Kist offset in part by increased cost of feed.

PILGRIM'S PRIDE CORPORATION
June 30, 2007

Operating Income (Loss).  Operating income (loss) for the first nine months of fiscal 2007 increased $140.7 million when compared to the first nine months of fiscal 2006.

The following tables provide operating income (loss) information (in millions):

		Change from
	Nine	Nine
	Months Ended	Months Ended	Percentage
Source	June 30, 2007	July 1, 2006	Change

Chicken
United States	$101.1	$105.1	2,627.5%
Mexico	3.2	13.4	131.4%
	$104.3	$118.5	834.5%

Turkey	$0.9	$16.9	105.6%

Other Products
United States	$15.1	$4.6	43.8%
Mexico	1.9	0.7	58.3%
	$17.0	$5.3	45.3%
Operating Income	$122.2	$140.7	760.5%

				Percentage	Percentage
		Change from		of Net Sales	of Net Sales
	Nine	Nine		Nine	Nine
	Months Ended	Months Ended	Percentage	Months Ended	Months Ended
Components	June 30, 2007	July 1, 2006	Change	June 30, 2007	July 1, 2006

Gross profit	$384.7	$186.4	94.0%	7.1%	5.1%
Selling, general and administrative expense	262.5	45.7	21.1%	4.8%	5.6%	(a)

Operating income	$122.2	$140.7	760.5%	2.2%	(0.5)%	(b)

(a)
Selling, general and administrative expense decreased as a percentage of net sales due primarily to added revenue from the Gold Kist acquisition.  However, overall selling, general and administrative expense increased $45.7 million, primarily due to the Gold Kist acquisition and costs associated with our profit-based retirement and compensation plans.

(b)	Increased operating income is primarily due to the items discussed above under gross profit offset by the increase in selling, general and administrative expense.

Interest Expense. Interest expense increased to $94.1 million in the first nine months of fiscal 2007, compared to $38.4 million for the first nine months of fiscal 2006, due primarily to financing the Gold Kist acquisition.  As a percentage of sales, interest expense in the first nine months of fiscal 2007 increased to 1.7% from 1.0% in the first nine months of fiscal 2006.

PILGRIM'S PRIDE CORPORATION
June 30, 2007

Interest Income.  Interest income decreased from $8.4 million in the first nine months of fiscal 2006 to $3.2 million in the first nine months of fiscal 2007 due to decreased investments.  As a percentage of sales, interest income in the first nine months of fiscal 2007 decreased to 0.1% from 0.2% in the first nine months of fiscal 2006.

Early Extinguishment of Debt.  Early extinguishment of debt of $14.5 million in the second quarter of fiscal 2007 represents the premium paid of $7.4 million and the write off of $7.1 million of unamortized loan costs related to the repurchase of $75.7 million of our 9 1/4% Senior Subordinated Notes due 2013, and retirement of our $450 million Bridge Loan.

Miscellaneous, Net.  Consolidated miscellaneous, net expense (income) of $(8.8) million for the first nine months of fiscal 2007 consisted mainly of investment and dividend income. Consolidated miscellaneous, net expense (income) for the first nine months of fiscal 2006 was $(1.0) million.

Income Tax (Benefit) Expense.  Consolidated income tax expense in the first nine months of fiscal 2007 was $10.5 million, compared to an income tax benefit of $(21.7) million in the first nine months of fiscal 2006.  This change resulted principally from the improvement in our profitability during the current year.

Liquidity and Capital Resources

The following table presents our available sources of liquidity as of June 30, 2007.  See our Annual Report on Form 10-K for the fiscal year ended September 30, 2006 for a description of each facility discussed below.

	Facility	Amount
Source of Liquidity	Amount	Outstanding	Available
	(in millions)

Cash and cash equivalents	$--	$--	$57.4
Investments in available for sale securities – short-term	--	--	13.8
Debt Facilities:
Revolving credit facilities	300.0	--	215.1
Revolving/term facility	550.0	--	550.0

Receivables purchase agreement	125.0	--	125.0

Total available			$961.3

At June 30, 2007, our working capital, defined as current assets less current liabilities, increased $172.8 million to $701.7 million and our current ratio decreased to 1.74 to 1, compared with working capital of $528.8 million and a current ratio of 1.92 to 1 at September 30, 2006, primarily due to the working capital changes discussed below resulting from the acquisition of Gold Kist.  See Note B – “Business Acquisition” to our notes to the consolidated financial statements included elsewhere in this Quarterly Report.

PILGRIM'S PRIDE CORPORATION
June 30, 2007

Trade accounts and other receivables were $450.6 million at June 30, 2007, compared to $263.1 million at September 30, 2006, an increase of $187.5 million or 71.3%, primarily as a result of the acquisition.  In addition to the acquisition, this increase was due to increased revenue per pound sold in the current period.

Inventories increased $358.7 million or 61.2% to $944.6 million at June 30, 2007, compared to $585.9 million at September 30, 2006.  In addition to the acquisition, this increase was due to higher product costs in finished chicken products, live inventories and feed inventories as a result of higher feed ingredient costs.

Accounts payable increased $111.3 million, or 37.9%, to $405.0 million at June 30, 2007, compared to $293.7 million at September 30, 2006, primarily as a result of the acquisition.

Accrued liabilities increased $267.3 million or 98.0% to $540.1 million at June 30, 2007, compared to $272.8 million at September 30, 2006, primarily as a result of the acquisition.

Cash flows provided by operating activities were $52.9 million and $10.5 million for the nine months ended June 30, 2007 and July 1, 2006, respectively.  The increase in cash flows provided by operating activities for the first nine months of fiscal 2007, when compared to the first nine months of fiscal 2006, was primarily due to increased profitability and changes in working capital items.

Cash flows (used for) provided by investing activities were $(1,154.0) million and $7.0 million for the nine months ended June 30, 2007 and July 1, 2006, respectively.  Cash flows used by investing activities for the nine months ended June 30, 2007 were primarily for the acquisition of Gold Kist and capital expenditures discussed below.

Capital expenditures of $136.2 million for the nine months ended June 30, 2007 were primarily incurred to improve efficiencies, expand capacity, reduce costs and for the routine replacement of equipment.  Capital expenditures of $101.3 million for the nine months ended July 1, 2006 were primarily incurred to improve efficiencies, reduce costs and for the routine replacement of equipment.  We anticipate spending approximately $170 million to $180 million in fiscal 2007 to improve efficiencies, expand capacities and for the routine replacement of equipment.  We expect to finance such expenditures with cash on hand, available operating cash flows and existing revolving/term and revolving credit facilities.

Cash flows provided by (used for) financing activities were $1,002.0 million and $(105.8) million for the nine months ended June 30, 2007 and July 1, 2006, respectively.

In December 2006, we borrowed $100.0 million at 6.84% under our term credit facility and primarily used the proceeds to retire our notes payable to an insurance company maturing in 2012 and 2013.  In January 2007, we borrowed $1,230.0 million to finance the acquisition of Gold Kist.  See Note D – “Notes Payable and Long Term Debt” to our notes to the consolidated financial statements included elsewhere in this Quarterly Report.

We are a party to many routine contracts in which we provide general indemnities in the normal course of business to third parties for various risks.  We have not recorded a liability for any of these indemnities, as the likelihood of payment in each case is considered remote.

PILGRIM'S PRIDE CORPORATION
June 30, 2007

Accounting Pronouncements

Discussion regarding our pending adoption of FIN No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, SFAS No. 157, Fair Value Measurements, SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R), and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, is included in Note A – “Basis of Presentation” of the notes to our consolidated financial statements included elsewhere in this Quarterly Report.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Feed Ingredients

We purchase certain commodities, primarily corn and soybean meal.  As a result, our operating results and cash flows are affected by changes in the price and availability of such feed ingredients.  As market conditions dictate, we will from time to time lock-in future feed ingredient prices using various hedging techniques, including forward purchase agreements with suppliers and futures contracts.

We do not use such financial instruments for trading purposes and are not a party to any leveraged derivatives.  Market risk is estimated as a hypothetical 10% increase in the weighted-average cost of our primary feed ingredients as of June 30, 2007.  Based on our feed consumption during the nine months ended June 30, 2007, such an increase would have resulted in an increase to cost of sales of approximately $148.9 million, excluding the impact of any hedging in that period.  On a pro forma basis, a 10% increase in the aggregate primary feed ingredients purchased by the Company and Gold Kist during the nine months ended June 30, 2007, would have increased cost of sales by $187.2 million.

Interest Rates

Our operating results are also affected by changes in interest rates due to the impact those changes have on our variable-rate interest expense and the fair value of our fixed-rate debt instruments.  During the quarter ended December 30, 2006, we refinanced the notes payable to insurance companies through our term facility and entered into a U.S. Treasury Note Rate Lock derivative with a notional amount of $300 million in anticipation of the offering of Senior Notes issued in January 2007.  During the quarter ended March 31, 2007, we financed the acquisition of Gold Kist through the sale of $400 million of 7 5/8% Senior Notes due 2015, the sale of $250 million of 8 3/8% Senior Subordinated Notes due 2017 and a net draw of $580 million under our revolving-term secured credit agreement.  That same quarter, we also settled a U.S. Treasury Note Rate Lock for a gain of $5.7 million which will be reflected as a reduction to interest expense over the remaining term of such debt obligations.  Fixed-rate borrowings represented approximately 69% of our debt portfolio at June 30, 2007 compared to 79% at September 30, 2006.

PILGRIM'S PRIDE CORPORATION
June 30, 2007

Foreign Currency

Our operating results are affected by foreign exchange rate fluctuations related to the Mexico peso net monetary position of our Mexico subsidiaries.  We manage this exposure primarily by attempting to minimize our Mexico peso net monetary position.  We are also exposed to the effect of potential exchange rate fluctuations to the extent that amounts are repatriated from Mexico to the United States.  However, we currently anticipate that the cash flows of our Mexico subsidiaries will continue to be reinvested in our Mexico operations.  In addition, the Mexico peso exchange rate can directly and indirectly impact our results of operations and financial position in several ways, including potential economic recession in Mexico resulting from a devalued peso.  The impact on our financial position and results of operations resulting from a hypothetical change in the exchange rate between the U.S. dollar and the Mexico peso cannot be reasonably estimated.  Foreign currency exchange gains and losses, representing the change in the U.S. dollar value of the net monetary assets of our Mexico subsidiaries denominated in Mexico pesos, was a loss of $1.3 million in the first nine months of fiscal 2007 compared to a loss of $1.0 million for the first nine months of fiscal 2006.  On June 30, 2007, the Mexico peso closed at 10.80 to 1 U.S. dollar, compared to 11.01 at September 30, 2006.  No assurance can be given as to how future movements in the peso could affect our future earnings.

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
•
New immigration legislation or increased enforcement efforts in connection with existing immigration legislation could cause our costs of business to increase, cause us to change the way in which we do business or otherwise disrupt our operations;

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

PILGRIM'S PRIDE CORPORATION
June 30, 2007

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

Item 4.  Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Senior Chairman, Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, the Company’s management, including the Senior Chairman, Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that information we are required to disclose in our reports filed with the Securities and Exchange Commission is accumulated and communicated to our management, including our Senior Chairman, Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

On December 27, 2006, we acquired 88.87% of the outstanding common stock of Gold Kist and on January 9, 2007, we acquired all remaining shares of Gold Kist.  We believe that the internal controls and procedures of Gold Kist have a material effect on our internal control over financial reporting.  See Note B – “Business Acquisition” to our notes to consolidated financial statements contained in this Quarterly Report for further details of the transaction.  We are currently in the process of assessing and integrating Gold Kist’s internal controls over financial reporting into our financial reporting systems.

In connection with the evaluation described above, the Company’s management, including the Senior Chairman, Chief Executive Officer and Chief Financial Officer, identified no other change in the Company's internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2007, and that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PILGRIM'S PRIDE CORPORATION
June 30, 2007

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

On July 1, 2002, three individuals, on behalf of themselves and a putative class of chicken growers, filed their original class action complaint against the Company in the United States District Court for the Eastern District of Texas, Texarkana Division, styled “Cody Wheeler, et al. vs. Pilgrim’s Pride Corporation.”  In their lawsuit, plaintiffs initially alleged that the Company violated the Packers and Stockyards Act (“PSA”) (7 U.S.C. Section 192) and breached fiduciary duties allegedly owed to the plaintiff growers.  The plaintiffs also brought individual actions under the Packers and Stockyards Act alleging, among other things, breach of fiduciary duties and breach of contract.  On September 30, 2005, plaintiffs amended their lawsuit to join Tyson Foods, Inc. as a co-defendant.  Two additional former chicken growers were also added as plaintiffs to the lawsuit.  This amendment, which occurred 38 months after the lawsuit’s initial filing, virtually re-wrote most of the allegations.  Now the plaintiffs contend that the Company and Tyson are involved in a conspiracy to violate federal antitrust laws.  The plaintiffs’ initial allegations, although still contained in the amended lawsuit, are no longer the sole focus of the case.  On January 3, 2006, the Court entered an Order severing the plaintiffs’ Packers and Stockyards Act and antitrust claims.  The Court ordered that the plaintiffs may proceed with their Packers and Stockyards Act claims as set forth in Plaintiffs’ Third Amended Complaint.  The Court also ordered that the plaintiffs may proceed with their respective antitrust claims asserted against the Company and Tyson in a separate cause of action styled “Cody Wheeler, et al vs. Pilgrim’s Pride Corporation, et al.”  On March 6, 2006, the plaintiffs filed their motion for class certification in the original lawsuit.  Pilgrim’s Pride attacked the plaintiffs’ class certification brief on several grounds, and ultimately the plaintiffs voluntarily withdrew their Motion for Class Certification on May 26, 2006.  As a result, the Court canceled the class certification hearing and on June 2, 2006 the Court entered an Order withdrawing Plaintiffs’ Motion for Class Certification and prohibiting the plaintiffs from filing any additional class-action claims against Pilgrim’s Pride in this lawsuit.  Additionally, the two former growers who joined the lawsuit on September 30, 2005 withdrew from the case.  On March 30, 2007, the Court issued an order granting in part and denying in part the Company’s pending motion for summary judgment.  In the order, the Court ruled that plaintiffs do not have to demonstrate an adverse effect on competition in order to prevail under the PSA.  This ruling is inconsistent with many other jurisdictions’ interpretation of the PSA.  The Court issued an order staying the lawsuit until the issue is decided by the Fifth Circuit.  On June 29, 2007, the Fifth Circuit accepted the appeal.  The Company is currently awaiting a briefing schedule to be issued by the Fifth Circuit.  The Company intends to defend vigorously against the plaintiffs’ individual claims.  The Company does not expect this matter to have a material impact on its financial position, operations or liquidity.

On January 3, 2006, an action styled "Cody Wheeler, et al. vs. Pilgrim's Pride Corporation, et al.," arising out of the original Wheeler litigation described above, was filed in the United States District Court for the Eastern District of Texas, Texarkana Division.  The lawsuit was filed by the three original plaintiffs and a former grower, both in their individual capacities and on behalf of a putative class of chicken growers.  In the lawsuit, the four plaintiffs allege that the Company and Tyson are involved in a conspiracy to violate federal antitrust laws.  A hearing on plaintiffs’ motion for class certification was held on February 8, 2007, and the parties are currently awaiting the Court’s ruling.  The Company intends to defend vigorously both the certification of the case as a class action and the merits of the four plaintiffs’ individual claims.  The Company does not expect this matter to have a material impact on its financial position, operations or liquidity.

PILGRIM'S PRIDE CORPORATION
June 30, 2007

On December 31, 2003, we were served with a purported class action complaint styled “Angela Goodwin, Gloria Willis, Johnny Gill, Greg Hamilton, Nathan Robinson, Eddie Gusby, Pat Curry, Persons Similarly Situated v. ConAgra Poultry Company and Pilgrim’s Pride, Incorporated” in the United States District Court, Western District of Arkansas, El Dorado Division, alleging racial and age discrimination at one of the facilities we acquired from ConAgra.  Two of the named plaintiffs, Greg Hamilton and Gloria Willis, were voluntarily dismissed from this action.  The Company deposed all of the remaining plaintiffs and filed individual motions for summary judgment against each of them.  On March 28, 2006, the Court issued Orders concerning the motions for summary judgment that postponed the rulings on them until after it decided the class certification issue.  However, the Court granted the Company’s motion against Plaintiff Robert Nelson and dismissed all of his claims in their entirety based on the theory of judicial estoppel.  The Court heard oral argument on the Plaintiffs’ Class Certification Motion on August 11, 2006, and the Court took the matter under advisement.  On May 15, 2007, the Court issued its order denying Plaintiffs’ Motion for Class Certification in its entirety.  The plaintiffs subsequently withdrew their petition to appeal to the Eight Circuit Court of Appeals.  Thus, the Court’s order denying plaintiffs’ class certification motion stands as a final, binding judgment.  On July 18, 2007, the Court ordered the remaining six individual Plaintiffs to file their own individual lawsuits without any class action allegations.  Accordingly, the Company will re-file those motions for summary judgment after plaintiffs file their individual complaints.  The Company intends to defend vigorously against the Plaintiffs’ individual claims.  We believe we have meritorious defenses to these individual claims and intend to vigorously defend these claims.  The ultimate liability with respect to these claims cannot be determined at this time; however, we do not expect this matter to have a material impact on our financial position, operations or liquidity.

The Wage and Hour Division of the U.S. Department of Labor conducted an industry wide investigation to ascertain compliance with various wage and hour issues, including the compensation of employees for the time spent on such activities such as donning and doffing work equipment.  Due, in part, to the government investigation and the recent U.S. Supreme Court decision in IBP, Inc. v. Alvarez, employees have brought claims against the Company.  The claims filed against us as of the date of this report include:  “Juan Garcia, et al. v. Pilgrim’s Pride Corporation, a/k/a Wampler Foods, Inc.”, filed in Pennsylvania state court on January 27, 2006 and subsequently removed to the U.S. District Court for the Eastern District of Pennsylvania; “Esperanza Moya, et al. v. Pilgrim’s Pride Corporation and Maxi Staff, LLC”, filed March 23, 2006 in the Eastern District of Pennsylvania; “Barry Antee, et al. v. Pilgrim’s Pride Corporation” filed April 20, 2006 in the Eastern District of Texas; “Stephania Aaron, et al. v. Pilgrim’s Pride Corporation” filed August 22, 2006 in the Western District of Arkansas; “Salvador Aguilar, et al. v. Pilgrim’s Pride Corporation” filed August 23, 2006 in the Northern District of Alabama; “Benford v. Pilgrim’s Pride Corporation” filed November 2, 2006 in the Northern District of Alabama; “Porter v. Pilgrim’s Pride Corporation” filed December 7, 2006 in the Eastern District of Tennessee; “Freida Brown, et al v. Pilgrim’s Pride Corporation” filed March 14, 2007 in the Middle District of Georgia, Athens Division; “Roy Menser, et al v. Pilgrim’s Pride Corporation” filed February 28, 2007 in the Western District of Paducah, KY; “Victor Manuel Hernandez v. Pilgrim’s Pride Corporation” filed January 30, 2007 in the Northern District of Georgia, Rome Division; “Angela Allen et al v. Pilgrim’s Pride Corporation” filed March 27, 2007 in United States District Court, Middle District of Georgia, Athens Division;  Daisy Hammond and Felicia Pope v. Pilgrim’s Pride Corporation, in the Gainesville Division, Northern District of Georgia Athens Division, filed on June 6, 2007; Gary Price v. Pilgrim’s Pride Corporation, in the U.S. District Court for the Northern District of Georgia, Atlanta Division, filed on May 21, 2007; and Kristin Roebuck et al v. Pilgrim’s Pride Corporation, in the U.S. District Court, Athens, Georgia, Middle District, filed on May 23, 2007.  The plaintiffs generally purport to bring a collective action for unpaid wages, unpaid overtime wages, liquidated damages, costs, attorneys' fees, and declaratory and/or injunctive relief and generally allege that they are not paid for the time it takes to either clear security, walk to their respective workstations, don and doff protective clothing, and/or sanitize clothing and equipment.  The presiding judge in the consolidated action in El Dorado which now includes nearly all of the aforementioned cases, issued an initial Case Management order on July 9, 2007.  It ordered Plaintiffs’ counsel to file a Consolidated Amended Complaint by July 20, 2007.  It further ordered the parties to file a Joint Rule 26(f) Report by August 20, 2007.   A scheduling order has not been issued and discovery has not yet commenced.  The Plaintiffs have not yet filed their motion for conditional class certification and notice in the consolidated case to putative collective members has not yet been issued.  As of the date of this Quarterly Report, the following suits have been filed against Gold Kist, which make one or more of the allegations referenced above: Merrell v. Gold Kist, Inc., in the U.S. District Court for the Northern District of Georgia, Gainesville Division, filed on December 21, 2006; Harris v. Gold Kist, Inc., in the U.S. District Court for the Northern District of Georgia, Newnan Division, filed on December 21, 2006; Blanke v. Gold Kist, Inc., in the U.S. District Court for the Southern District of Georgia, Waycross Division, filed on December 21, 2006; Clarke v. Gold Kist, Inc., in the U.S. District Court for the Middle District of Georgia, Athens Division, filed on December 21, 2006; Atchison v. Gold Kist, Inc., in the U.S. District Court for the Northern District of Alabama, Middle Division, filed on October 3, 2006;  Carlisle v. Gold Kist, Inc., in the U.S. District Court for the Northern District of Alabama, Middle Division, filed on October 2, 2006; Benbow v. Gold Kist, Inc., in the U.S. District Court for the District of South Carolina, Columbia Division, filed on October 2, 2006; Bonds v. Gold Kist, Inc., in the U.S. District Court for the Northern District of Alabama, Northwestern Division, filed on October 2, 2006.  On April 23, 2007, Pilgrim’s filed a Motion to Transfer and Consolidate with the Judicial Panel on Multidistrict Litigation (“JPML”) requesting that all of the pending Gold Kist cases be consolidated into one case.  Pilgrim’s withdrew its Motion subject to the Plaintiffs’ counsel’s agreement to consolidate the seven separate actions into the pending Benbow case by dismissing those lawsuits and refiling/consolidating them into the Benbow action.  Motions to Dismiss have been filed in all of the pending seven cases, and nearly all of these cases have been formally dismissed.  Pursuant to the Court’s April 16 Order, the parties reached agreement on the terms of class notice.  Discovery has not yet commenced therein.  The Company believes that it has meritorious defenses to the consolidated lawsuit, and intends to assert a vigorous defense to the litigation.  The ultimate liability with respect to these cases cannot be determined at this time.  These cases are in various stages of litigation which we intend to vigorously defend.

We are subject to various other legal proceedings and claims, which arise in the ordinary course of our business.  In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect our financial position or results of operations.

PILGRIM'S PRIDE CORPORATION
June 30, 2007

Item 1A.  Risk Factors.

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risks  discussed in our  Annual Report on Form 10-K for the fiscal year ended September 30, 2006 including under the heading "Item 1A. Risk Factors", which risks could materially affect the Company’s business, financial condition or future results.  The risk factors below update, and should be read in conjunction with, the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006.  These risks are not the only risks facing the Company.  Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect the Company's business, financial condition or future results.

Cyclicality and Commodity Prices—Industry cyclicality can affect our earnings, especially due to fluctuations in commodity prices of feed ingredients, chicken and turkey.

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

We also seek to adjust our operations in response to high feed prices and other cyclical factors. On October 29, 2006, we announced that we would reduce weekly chicken processing by 5.0% year-over-year, or approximately 1.3 million head per week by January 2007, as part of our continuing effort to better balance supply and demand amid declining chicken prices and sharply higher costs for corn.  Although industry chicken prices have risen in recent months, there can be no assurance that corn and other feed ingredient prices will not continue to rise or that chicken prices will not decline.

PILGRIM'S PRIDE CORPORATION
June 30, 2007

Substantial Leverage—Our substantial indebtedness could adversely affect our financial condition.

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

Additional Borrowings Available—Despite our substantial indebtedness, we may still be able to incur significantly more debt; this could intensify the risks described above.

Despite our significant indebtedness, we are not prohibited from incurring additional indebtedness in the future.  If additional debt is added to our current substantial debt levels, the related risks that we now face could intensify.

Integration of Gold Kist—There can be no assurance that Gold Kist can be combined successfully with our business.

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

PILGRIM'S PRIDE CORPORATION
June 30, 2007

Synergies of Gold Kist—There can be no assurance that we will achieve anticipated synergies from our acquisition of Gold Kist.

We consummated the Gold Kist acquisition with the expectation that it will result in beneficial synergies, such as cost savings and enhanced growth.  Success in realizing these benefits and the timing of this realization depend upon the successful integration of the operations of Gold Kist into Pilgrim's Pride, and upon general and industry-specific economic factors.  The integration of two independent companies is a complex, costly and time-consuming process.  The difficulties of combining the operations of the companies include, among others:

•	Transitioning and preserving Gold Kist's customer, contractor, supplier and other important third party relationships;

•	Integrating corporate and administrative infrastructures;

•	Coordinating sales and marketing functions;

•	Minimizing the diversion of management's attention from ongoing business concerns;

•	Coordinating geographically separate organizations; and

•	Retaining key employees.

Even if Pilgrim's Pride and Gold Kist are able to integrate their operations and economic conditions remain stable, there can be no assurance that the anticipated synergies will be achieved.

Immigration Legislation and Enforcement—New immigration legislation or increased enforcement efforts in connection with existing immigration legislation could cause our costs of doing business to increase, cause us to change the way in which we do business or otherwise disrupt our operations.

Immigration reform continues to attract significant attention in the public arena and the United States Congress.  If new federal immigration legislation is enacted or if states in which we do business enact immigration laws, such laws may contain provisions that could make it more difficult or costly for us to hire United States citizens and/or legal immigrant workers.  In such case, we may incur additional costs to run our business or may have to change the way we conduct our operations, either of which could have a material adverse effect on our business, operating results and financial condition.  Also, despite our past and continuing efforts to hire only United States citizens and/or persons legally authorized to work in the United States, increased enforcement efforts with respect to existing immigration laws by governmental authorities may disrupt a portion of our workforce or our operations at one or more of our facilities, thereby negatively impacting our business.

Government Regulation—Regulation, present and future, is a constant factor affecting our business.

The chicken and turkey industries are subject to federal, state and local governmental regulations, including in the health and environmental areas.  We anticipate increased regulation by various agencies concerning food safety, the use of medication in feed formulations, and the disposal of poultry by-products and wastewater discharges.

PILGRIM'S PRIDE CORPORATION
June 30, 2007

Also, changes in laws or regulations or the application thereof may lead to government enforcement actions and resulting litigation by private litigants.  We are aware of an industry-wide investigation by the Wage and Hour Division of the U.S. Department of Labor to ascertain compliance with various wage and hour issues, including the compensation of employees for the time spent on such activities such as donning and doffing work equipment.  We have been named as a defendant in a number of related suits brought by employees.  Due, in part, to the government investigation and the recent U.S. Supreme Court decision in IBP, Inc. v. Alvarez, it is possible that we may be subject to additional employee claims.

Unknown matters, new laws and regulations, or stricter interpretations of existing laws or regulations may materially affect our business or operations in the future.

PILGRIM'S PRIDE CORPORATION
June 30, 2007

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

10.1
Fourth Amendment to Credit Agreement, dated as of July 3, 2007, by and among the Company as borrower, CoBank, ACB, as lead arranger and co-syndication agent, and the sole book runner, and as administrative, documentation and collateral agent, Agriland, FCS, as co-syndication agent, and as syndication party, and the other syndication  parties signatory thereto.*

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
June 30, 2007

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PILGRIM’S PRIDE CORPORATION

/s/ Richard A. Cogdill
Date:	July 31, 2007	Richard A. Cogdill
Chief Financial Officer, Secretary and Treasurer
(Principal Financial Officer, Chief Accounting Officer and Authorized Signatory)

PILGRIM'S PRIDE CORPORATION
June 30, 2007

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

10.1
Fourth Amendment to Credit Agreement, dated as of July 3, 2007, by and among the Company as borrower, CoBank, ACB, as lead arranger and co-syndication agent, and the sole book runner, and as administrative, documentation and collateral agent, Agriland, FCS, as co-syndication agent, and as syndication party, and the other syndication  parties signatory thereto.*

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