Form 10-K
period 2007-09-29
PILGRIMS PRIDE CORP
filed 2007-11-19
CIK 802481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
____________________

FORM 10-K
____________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 29, 2007
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

Pilgrim's Pride Corporation

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

Large Accelerated Filer  ☒  Accelerated Filer  ☐  Non-accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐      No  ☒

The aggregate market value of the Registrant’s Common Stock, $0.01 par value, held by non-affiliates of the Registrant as of March 31, 2007, was $1,340,874,524.  For purposes of the foregoing calculation only, all directors, executive officers and 5% beneficial owners have been deemed affiliates.

Number of shares of the Registrant’s Common Stock outstanding as of November 13, 2007, was 66,555,733.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for the annual meeting of stockholders to be held January 30, 2008 are incorporated by reference into Part III.

Pilgrim's Pride Corporation

PILGRIM’S PRIDE CORPORATION
FORM 10-K

Pilgrim's Pride Corporation

PART I

Item 1.	Business

(a)  General Development of Business

Overview

The Company, which was incorporated in Texas in 1968 and reincorporated in Delaware in 1986, is the successor to a partnership founded in 1946 as a retail feed store.  Over the years, the Company grew through both internal growth and various acquisitions of farming operations and poultry processors including the significant acquisitions in fiscal 2004 and 2007 discussed below.  We are the world’s largest chicken company and have one of the best known brand names in the chicken industry.  In the U.S., we produce both prepared and fresh chicken and fresh turkey; while in Mexico and Puerto Rico, we exclusively produce fresh chicken.  Through vertical integration, we control the breeding, hatching and growing of chickens.  We also control the processing, preparation, packaging and sale of our product lines, which we believe has made us one of the highest quality, lowest-cost producers of chicken in North America.  We have consistently applied a long-term business strategy of focusing our growth efforts on the higher-value, higher-margin prepared foods products and have become a recognized industry leader in this market segment.  Accordingly, our sales efforts have traditionally been targeted to the foodservice industry, principally chain restaurants and food processors, and have more recently been targeted to retailers seeking value-added products.  We have continually made investments to ensure our prepared foods capabilities remain state-of-the-art and have complemented these investments with a substantial and successful research and development effort.  In fiscal 2007, we sold 7.7 billion pounds of dressed chicken and 151.7 million pounds of dressed turkey and generated net sales of $7.6 billion.  In fiscal 2007, our U.S. operations, including Puerto Rico, accounted for 93.3% of our net sales, with the remaining 6.7% arising from our Mexico operations.

Recent Business Acquisition Activities

On December 27, 2006, we acquired a majority of the outstanding common stock of Gold Kist Inc. (“Gold Kist”) through a tender offer.  We subsequently acquired all remaining Gold Kist shares and, on January 9, 2007, Gold Kist became our wholly owned subsidiary.  We sometimes refer to this acquisition as the “fiscal 2007 acquisition”.  For financial reporting purposes, we have not included the operating results and cash flows of Gold Kist in our consolidated financial statements for the period from December 27, 2006 through December 30, 2006. The operating results and cash flows of Gold Kist from December 27, 2006 through December 30, 2006 were not material.  Gold Kist operated a fully-integrated chicken production business that included live production, processing, marketing and distribution.  This acquisition has positioned us as the world’s leading chicken producer, and that position has provided us with enhanced abilities to compete more efficiently and provide even better customer service, expand our geographic reach and customer base, further pursue value-added and prepared foods opportunities, and offer long-term growth opportunities for our stockholders, employees and growers.  We are also better positioned to compete in the industry both internationally and in the U.S. as consolidations occur.

Pilgrim's Pride Corporation

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

Strategy

Our objectives are (1) to increase sales, profit margins and earnings and (2) to outpace the growth of, and maintain our leadership position in, the chicken industry.  To achieve these goals, we plan to continue pursuing the following strategies:

-  Capitalize on significant scale with leading industry position and brand recognition.  We are the largest producer of chicken products in the U.S.  We estimate that our U.S. market share, based on the total annual chicken production in the U.S., is approximately 25%, which is approximately 20% higher than the second largest competitor in the chicken industry.  The complementary fit of markets, distributor relationships and geographic locations are a few of the many benefits we realized from our fiscal 2004 and 2007 acquisitions previously discussed.  We believe the acquired businesses’ established relationships with broad-line national distributors and retailers have enabled us to expand our customer base and provide nationwide distribution capabilities for all of our product lines.  As a result, we believe we are one of only two U.S. chicken producers that can supply the growing demand for a broad range of price competitive standard and specialized products with well-known brand names on a nationwide basis from a single source supplier.

-  Capitalize on attractive U.S. prepared foods market.  We focus our U.S. growth initiatives on sales of prepared foods to the foodservice and value-added retail markets because they continue to be two of the fastest growing and most profitable segments in the poultry industry.  Products sold to these market segments require further processing, which enables us to charge a premium for our products, reducing the impact of feed ingredient costs on our profitability and improving and stabilizing our profit margins.  Feed ingredient costs typically decrease from approximately 33%-49% of total production cost for fresh chicken products to approximately 17%-24% for prepared chicken products.  Due to increased demand from our customers and our fiscal 2004 and 2007 acquisitions, our sales of prepared chicken products grew from $921.1 million in fiscal 2003 to $2,492.4 million in fiscal 2007, a compounded annual growth rate of 28.3%.  Prepared foods sales represented 39.5% of our total U.S. chicken revenues in fiscal 2007, which we believe provides us with a significant competitive advantage and reduces our exposure to feed price fluctuations.  The addition of well-known brands, including Pierce® and Easy-Entree®, from our fiscal 2004 acquisition significantly expanded our already sizeable prepared foods chicken offerings.  Similarly, our acquisition of highly customized cooked chicken products, including breaded cutlets, sizzle strips and Wing-Dings®, for restaurants and specialty foodservice customers from this acquisition complemented our existing lines of pre-cooked

Pilgrim's Pride Corporation

breast fillets, tenderloins, burgers, nuggets, salads and other prepared products for institutional foodservice, fast-food and retail customers.

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

-  Enhance U.S. fresh chicken profitability through value-added, branded products.  Our U.S. fresh chicken sales accounted for $3,255.7 million, or 51.4%, of our U.S. chicken sales for fiscal 2007.  In addition to maintaining the sales of traditional fresh chicken products, our strategy is to shift the mix of our U.S. fresh chicken products by continuing to increase sales of higher margin, faster growing products, such as fixed weight packaged products and marinated chicken and chicken parts, and to continually shift portions of this product mix into the higher value and margin prepared chicken products.  Much of our fresh chicken products are sold under the Pilgrim’s Pride® brand name, which is a well-known brand in the chicken industry.

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

In addition, we have a proven history of increasing capacity while improving operating efficiencies at acquired properties in both the U.S. and Mexico.  As a result, according to industry data, since 1993 we have consistently been one of the lower-cost producers of chicken.

-  Continue to seek strategic acquisitions.  We have pursued opportunities to expand through acquisitions in the past.  We expect to continue to pursue acquisition opportunities in the future that would complement our existing businesses, broaden our production capabilities and/or improve our operating efficiencies.

-  Capitalize on export opportunities.  We intend to continue to focus on international opportunities to complement our U.S. chicken operations and capitalize on attractive export markets.  According to the USDA, the export of U.S. chicken products increased 9.7%

Pilgrim's Pride Corporation

from 2002 through 2006.  We believe U.S. chicken exports will continue to grow as worldwide demand increases for high-grade, low-cost meat protein sources.  According to USDA data, the export market for chicken is expected to grow at a compounded annual growth rate of 1.8% from 2006 to 2011.  Historically, we have targeted international markets to generate additional demand for our dark chicken meat, which is a natural by-product of our U.S. operations given our concentration on prepared foods products and the U.S. customers’ general preference for white chicken meat.  As part of this initiative, we have created a significant international distribution network into several markets, including Mexico, which we now utilize not only for dark chicken meat distribution, but also for various higher margin prepared foods and other poultry products.  We employ both a direct international sales force and export brokers.  Our key international markets include Eastern Europe, including Russia; the Far East, including China; and Mexico.  We believe that we have substantial opportunities to expand our sales to these markets by capitalizing on direct international distribution channels supplemented by our existing export broker relationships.  Our export sales accounted for approximately 10.1% and 21.1% of our U.S. chicken sales and pounds, respectively, for fiscal 2007.

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

Pilgrim's Pride Corporation

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

(3)  Export and other product customers, who purchase chicken products for export to Eastern Europe, including Russia; the Far East, including China; Mexico; and other world markets.  Our export and other chicken products, with the exception of our exported prepared foods products, consist of whole chickens and chicken parts sold primarily in bulk, non-branded form, either refrigerated to distributors in the U.S. or frozen for distribution to export markets.

Our other products consist of:

(1)  Other types of meat along with various other staples purchased and sold by our distribution centers as a convenience to our chicken customers who purchase through the distribution centers.

(2) The production and sale of table eggs, commercial feeds and related items, live hogs and proteins.

       The following table sets forth, for the periods beginning with fiscal 2003, net sales attributable to each of our primary product lines and markets served with those products.  Consistent with our long-term strategy, we emphasized our U.S. growth initiatives on sales of prepared foods products, primarily to the foodservice market.  This product and market segment has experienced, and we believe will continue to experience, greater growth than fresh chicken products.  We based the table on our internal sales reports and their classification of product types and customers.

Pilgrim's Pride Corporation

	Fiscal Year Ended
	Sept. 29, 2007(a)	Sept. 30, 2006	Oct. 1, 2005	Oct. 2, 2004(a)	Sept. 27, 2003
	(52 weeks)	(52 weeks)	(52 weeks)	(53 weeks)	(52 weeks)
U.S. Chicken Sales:	(in thousands)
Prepared Foods:
Foodservice	$1,897,643	$1,567,297	$1,622,901	$1,647,904	$731,331
Retail	511,470	308,486	283,392	213,775	163,018
Total Prepared Foods	2,409,113	1,875,783	1,906,293	1,861,679	894,349

Fresh Chicken:
Foodservice	2,280,057	1,388,451	1,509,189	1,328,883	474,251
Retail	975,659	496,560	612,081	653,798	257,911
Total Fresh Chicken	3,255,716	1,885,011	2,121,270	1,982,681	732,162

Export and Other:
Export:
Prepared Foods	83,317	64,338	59,473	34,735	26,714
Chicken	559,429	257,823	303,150	212,611	85,087
Total Export(b)	642,746	322,161	362,623	247,346	111,801
Other Chicken By-Products	20,779	15,448	21,083	(b)	(b)
Total Export and Other	663,525	337,609	383,706	247,346	111,801
Total U.S. Chicken	6,328,354	4,098,403	4,411,269	4,091,706	1,738,312

Mexico Chicken Sales:	488,466	418,745	403,353	362,442	349,305
Total Chicken Sales	6,816,820	4,517,148	4,814,622	4,454,148	2,087,617

U.S. Turkey Sales:
Foodservice	14,025	30,269	73,908	120,676	138,405
Retail	104,239	96,968	125,741	154,289	154,552
	118,264	127,237	199,649	274,965	292,957
Export and other(b)	4,100	3,664	5,189	11,287	12,721
Total U.S. Turkey Sales	122,364	130,901	204,838	286,252	305,678

Other Products:
United States	638,738	570,510	626,056	600,091	207,284
Mexico	20,677	17,006	20,759	23,232	18,766
Total Other Products	659,415	587,516	646,815	623,323	226,050

Total Net Sales	$7,598,599	$5,235,565	$5,666,275	$5,363,723	$2,619,345

Total Chicken Prepared Foods	$2,492,430	$1,940,121	$1,965,766	$1,896,414	$921,063

(a)  The fiscal 2007 acquisition on December 27, 2006 and fiscal 2004 acquisition on November 23, 2003 have been accounted for as purchases.  For financial reporting purposes, we have not included the operation results and cash flows of the fiscal 2007 acquisition in our consolidated financial statements for the period from December 27, 2006 through December 30, 2006.  The operating results and cash flows of the fiscal 2007 acquisition from December 27, 2006 through December 30, 2006 were not material.  The results of operations for the fiscal 2004 acquisition have been included in our consolidated results of operations since the acquisition date.

(b)  The Export and Other category historically included the sales of certain chicken by-products sold in international markets, as well as the export of chicken and turkey products.  Prior to fiscal 2005, by-product sales were not specifically identifiable from the Export and Other category.  Accordingly, a detail breakout is not available prior to such time; however, the Company believes that the relative split between these categories as shown in fiscal 2005 would not be dissimilar in the prior fiscal periods.  Export items include certain poultry parts that have greater value in some overseas markets than in the U.S.

Pilgrim's Pride Corporation

     The following table sets forth, beginning with fiscal 2003, the percentage of net U.S. chicken and turkey sales attributable to each of our primary product lines and the markets serviced with those products.  We based the table and related discussion on our internal sales reports and their classification of product types and customers.

Pilgrim's Pride Corporation

	Fiscal Year Ended
	Sept. 29, 2007 (a)	Sept. 30, 2006	Oct. 1, 2005	Oct. 2, 2004(a)	Sept. 27, 2003
U.S. Chicken Sales:
Prepared Foods:
Foodservice	30.1	38.2	36.8	40.3	42.1
Retail	8.1	7.5	6.4	5.2	9.4
Total Prepared Foods	38.2%	45.7%	43.2%	45.5%	51.5%

Fresh Chicken:
Foodservice	36.0	33.9	34.2	32.5	27.3
Retail	15.4	12.1	13.9	16.0	14.8
Total Fresh Chicken	51.4%	46.0%	48.1%	48.5%	42.1%

Export and Other:
Export:
Prepared Foods	1.3	1.6	1.3	0.8	1.5
Chicken	8.8	6.3	6.9	5.2	4.9
Total Export(b)	10.1	7.9	8.2	6.0	6.4
Other Chicken By-Products	0.3	0.4	0.5	(b)	(b)
Total Export and Other	10.4%	8.3%	8.7%	6.0%	6.4%
Total U.S. Chicken	100.0%	100.0%	100.0%	100.0%	100.0%

Total Chicken Prepared Foods as a percentage of U.S. Chicken	39.5%	47.3%	44.5%	46.3%	53.0%

U.S. Turkey Sales:
Foodservice	11.4	23.1	36.0	42.1	45.3
Retail	85.2	74.1	61.4	53.9	50.5
	96.6%	97.2%	97.4%	96.0%	95.8%
Export and Other(b)	3.4	2.8	2.6	4.0	4.2
Total U.S. Turkey	100.0%	100.0%	100.0%	100.0%	100.0%

(a)  The fiscal 2007 acquisition on December 27, 2006 and fiscal 2004 acquisition on November 23, 2003 have been accounted for as purchases.  For financial reporting purposes, we have not included the operating results and cash flows of the fiscal 2007 acquisition in our consolidated financial statements for the period from December 27, 2006 through December 30, 2006.  The operating results and cash flows of the fiscal 2007 acquisition from December 27, 2006 through December 30, 2006 were not material.  The results of operations for the fiscal 2004 acquisition have been included in our consolidated results of operations since the  acquisition date.

(b) The Export and Other category historically included the sales of certain chicken by-products sold in international markets as well as the export of chicken and turkey products.  Prior to fiscal 2005, by-product sales were not specifically identifiable from the Export and Other category.  Accordingly, a detail breakout is not available prior to such time; however, the Company believes that the relative split between these categories as shown in fiscal 2005 would not be dissimilar in the prior fiscal periods.  Export items include certain poultry parts that have greater value in some overseas markets than in the U.S.

Pilgrim's Pride Corporation

UNITED STATES

Product Types

Chicken Products

Prepared Foods Overview.  During fiscal 2007, $2,409.1 million of our U.S. chicken sales were in prepared foods products to foodservice customers and retail distributors, as compared to $894.3 million in fiscal 2003.  These numbers reflect the strategic focus for our growth and our fiscal 2004 and 2007 acquisitions.  The market for prepared chicken products has experienced, and we believe will continue to experience, greater growth, higher average sales prices and higher margins than fresh chicken products.  Also, the production and sale in the U.S. of prepared foods products reduce the impact of the costs of feed ingredients on our profitability.  Feed ingredient costs are the single largest component of our total U.S. cost of sales, representing approximately 35.8% of our U.S. cost of sales for fiscal 2007.  The production of feed ingredients is positively or negatively affected primarily by weather patterns throughout the world, the global level of supply inventories, demand for feed ingredients and the agricultural policies of the U.S. and foreign governments.  As further processing is performed, feed ingredient costs become a decreasing percentage of a product’s total production cost, thereby reducing their impact on our profitability.  Products sold in this form enable us to charge a premium, reduce the impact of feed ingredient costs on our profitability and improve and stabilize our profit margins.

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

Fresh Chicken Overview.  Our fresh chicken business is an important component of our sales and accounted for $3,255.7 million, or 51.4%, of our total U.S. chicken sales for fiscal 2007.  In addition to maintaining sales of mature, traditional fresh chicken products, our strategy is to shift the mix of our U.S. fresh chicken products by continuing to increase sales of higher margin, faster growing products, such as marinated chicken and chicken parts, and to continually shift portions of this product mix into the higher value and margin prepared foods category.

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

       Export and Other Chicken Products Overview.  Our export and other products consist of whole chickens and chicken parts sold primarily in bulk, non-branded form, either refrigerated to

Pilgrim's Pride Corporation
September 29, 2007

distributors in the U.S. or frozen for distribution to export markets, and branded and non-branded prepared foods products for distribution to export markets.  In fiscal 2007, approximately $663.5 million, or 10.4%, of our total U.S. chicken sales were attributable to U.S. chicken export and other products.  These exports and other products, other than the prepared foods products, have historically been characterized by lower prices and greater price volatility than our more value-added product lines.

Turkey Products

Turkey Overview.  Our turkey business accounted for $122.4 million of sales in fiscal 2007.  As is typical for the industry, a significant portion of the sales of fresh and frozen whole turkeys is seasonal in nature, with the height of sales occurring during the Thanksgiving and Christmas holidays.

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

Markets for Chicken Products

Foodservice.  The foodservice market principally consists of chain restaurants, food processors, broad-line distributors and certain other institutions located throughout the continental U.S.  We supply chicken products ranging from portion-controlled refrigerated chicken parts to fully cooked and frozen, breaded or non-breaded chicken parts or formed products.

We believe the Company is well-positioned to be the primary or secondary supplier to many national and international chain restaurants who require multiple suppliers of chicken products.  Additionally, we believe we are well suited to be the sole supplier for many regional chain restaurants.  Regional chain restaurants often offer better margin opportunities and a growing base of business.

         We believe we have significant competitive strengths in terms of full-line product capabilities, high-volume production capacities, research and development expertise and extensive distribution and marketing experience relative to smaller and non-vertically integrated producers.  While the overall chicken market has grown consistently, we believe the majority of this growth in recent years has been in the foodservice market.  According to the National Chicken Council, from 2002 through 2006, sales of chicken products to the foodservice market grew at a compounded annual growth rate of approximately 7.9%, versus 4.9% growth for the chicken industry overall.  Foodservice growth is anticipated to continue as food-away-from-home expenditures continue to outpace overall industry rates.  According to Technomic Information Services, food-away-from-home expenditures grew at a compounded annual growth rate of approximately 5.5% from 2002 through 2006 and are projected to grow at a 4.8%

Pilgrim's Pride Corporation

compounded annual growth rate from 2007 through 2012.  Due to internal growth and our fiscal 2004 and 2007 acquisitions, our sales to the foodservice market from fiscal 2003 through fiscal 2007 grew at a compounded annual growth rate of 36.4% and represented 66.1% of the net sales of our U.S. chicken operations in fiscal 2007.

Foodservice – Prepared Foods.  Our prepared chicken products sales to the foodservice market were $1,897.6 million in fiscal 2007 compared to $731.3 million in fiscal 2003, a compounded annual growth rate of approximately 26.9%.  In addition to the significant increase in sales created by the fiscal 2004 and 2007 acquisitions, we attribute this growth in sales of prepared chicken products to the foodservice market to a number of factors:

First,there has been significant growth in the number of foodservice operators offering chicken on their menus and in the number of chicken items offered.

Second,foodservice operators are increasingly purchasing prepared chicken products, which allow them to reduce labor costs while providing greater product consistency, quality and variety across all restaurant locations.

Third,there is a strong need among larger foodservice companies for a single-source supplier in the prepared chicken products market.  A viable supplier must be able to ensure supply, demonstrate innovation and new product development and provide competitive pricing.  We have been successful in our objective of becoming a supplier of choice by being the primary or secondary prepared chicken products supplier to many large foodservice companies because:

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

Fourth,as a result of the experience and reputation developed with larger customers, we have increasingly become the principal supplier to mid-sized foodservice organizations.

Fifth,our in-house product development group follows a customer-driven research and development focus designed to develop new products to meet customers’ changing needs.  Our research and development personnel often work directly with institutional customers in developing products for these customers.

Sixth, we are a leader in utilizing advanced processing technology, which enables us to better meet our customers’ needs for product innovation, consistent quality and cost efficiency.

Pilgrim's Pride Corporation

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

Retail.  The retail market consists primarily of grocery store chains, wholesale clubs and other retail distributors.  We concentrate our efforts in this market on sales of branded, prepackaged cut-up and whole chicken and chicken parts to grocery store chains and retail distributors.  For a number of years, we have invested in both trade and retail marketing designed to establish high levels of brand name awareness and consumer preferences.

We utilize numerous marketing techniques, including advertising, to develop and strengthen trade and consumer awareness and increase brand loyalty for consumer products marketed under the Pilgrim’s Pride® brand.  Our co-founder, Lonnie “Bo” Pilgrim, is the featured spokesperson in our television, radio and print advertising, and a trademark cameo of a person wearing a Pilgrim’s hat serves as the logo on all of our primary branded products.  As a result of this marketing strategy, Pilgrim’s Pride® is a well-known brand name in a number of markets.  We believe our efforts to achieve and maintain brand awareness and loyalty help to provide more secure distribution for our products.  We also believe our efforts at brand awareness generate greater price premiums than would otherwise be the case in certain markets.  We also maintain an active program to identify consumer preferences.  The program primarily consists of discovering and validating new product ideas, packaging designs and methods through sophisticated qualitative and quantitative consumer research techniques in key geographic markets.

Retail – Prepared Foods.  We sell retail-oriented prepared chicken products primarily to grocery store chains located throughout the U.S.  Our prepared chicken products sales to the retail market were $511.5 million in fiscal 2007 compared to $163.0 million in fiscal 2003, a compounded annual growth rate of approximately 33.1%.  We believe that our growth in this market segment will continue as retailers concentrate on satisfying consumer demand for more products that are quick, easy and convenient to prepare at home.

Retail – Fresh Chicken.  Our prepackaged retail products include various combinations of freshly refrigerated, whole chickens and chicken parts in trays, bags or other consumer packs labeled and priced ready for the retail grocer’s fresh meat counter.  Our retail fresh chicken products are sold in the midwestern, southwestern, southeastern and western regions of the U.S.  Our fresh chicken sales to the retail market were $975.7 million in fiscal 2007 compared to $257.9 million in fiscal 2003, a compounded annual growth rate of approximately 39.5% resulting primarily from our fiscal 2004 and 2007 acquisitions.  We believe the retail prepackaged fresh chicken business will continue to be a large and relatively stable market, providing opportunities for product differentiation and regional brand loyalty.

Export and Other Chicken Products.  Our export and other chicken products, with the exception of our exported prepared foods products, consist of whole chickens and chicken parts

Pilgrim's Pride Corporation

sold primarily in bulk, non-branded form either refrigerated to distributors in the U.S. or frozen for distribution to export markets.  In the U.S., prices of these products are negotiated daily or weekly and are generally related to market prices quoted by the USDA or other public price reporting services.  We sell U.S.-produced chicken products for export to Eastern Europe, including Russia; the Far East, including China; Mexico; and other world markets.

Historically, we have targeted international markets to generate additional demand for our dark chicken meat, which is a natural by-product of our U.S. operations given our concentration on prepared foods products and the U.S. customers’ general preference for white chicken meat.  We have also begun selling prepared chicken products for export to the international divisions of our U.S. chain restaurant customers.  We believe that U.S. chicken exports will continue to grow as worldwide demand increases for high-grade, low-cost meat protein sources.  We also believe that worldwide demand for higher margin prepared foods products will increase over the next several years.  Accordingly, we believe we are well positioned to capitalize on such growth.  Also included in this category are chicken by-products, which are converted into protein products and sold primarily to manufacturers of pet foods.

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

We utilize numerous marketing techniques, including advertising, to develop and strengthen trade and consumer awareness and increase brand loyalty for consumer products marketed generally under the Pilgrim’s Pride® and Pilgrim’s SignatureTMbrands.  We believe our efforts to achieve and maintain brand awareness and loyalty help to provide more secure distribution for our products.  We also believe our efforts at brand awareness generate greater price premiums than would otherwise be the case in certain markets in the eastern regions of the U.S.  We also maintain an active program to identify consumer preferences.  The program primarily consists of testing new product ideas, packaging designs and methods through sophisticated qualitative and quantitative consumer research techniques in key geographic markets.

Markets for Other Products

      We have regional distribution centers located in Arizona, Florida, Iowa, Mississippi, Ohio, Tennessee, Texas and Utah that are primarily focused on distributing our own chicken products; however, the distribution centers also distribute certain poultry and non-poultry products purchased from third parties to independent grocers and quick service restaurants.  Our non-chicken distribution business is conducted as an accommodation to our customers and to achieve greater economies of scale in distribution logistics.  Poultry sales from our regional distribution centers are included in the chicken and turkey sales amounts contained in the above tables; however, all non-poultry sales amounts are contained in the Other Products.  We believe the

Pilgrim's Pride Corporation

store-door delivery capabilities for our own poultry products provide a strategic service advantage in selling to quick service, national chain restaurants.

We market fresh eggs under the Pilgrim’s Pride®brand name, as well as under private labels, in various sizes of cartons and flats to U.S. retail grocery and institutional foodservice customers located primarily in Texas.  We have a housing capacity for approximately 2.1 million commercial egg laying hens which can produce approximately 42 million dozen eggs annually.  U.S. egg prices are determined weekly based upon reported market prices.  The U.S. egg industry has been consolidating over the last few years, with the 25 largest producers accounting for more than 74.3% of the total number of egg laying hens in service during 2007.  We compete with other U.S. egg producers primarily on the basis of product quality, reliability, price and customer service.

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

We also have a small pork operation that we acquired through our 2007 acquisition that raises and sells live hogs to processors.

Pilgrim's Pride Corporation

MEXICO

Background

The Mexico market represented approximately 6.7% of our net sales in fiscal 2007.  We are the second largest producer and seller of chicken in Mexico.  We believe that we are one of the lower-cost producers of chicken in Mexico.

Product Types

While the market for chicken products in Mexico is less developed than in the U.S., with sales attributed to fewer, more basic products, we have been successful in differentiating our products through high quality client service and product improvements such as dry-air chilled eviscerated products.  The supermarket chains consider us the leaders in innovation for fresh products.  The market for value added products is increasing.  Our strategy is to capitalize on this trend through our vast U.S. experience in both products and quality and our well-known service.

Markets

We sell our chicken products primarily to wholesalers, large restaurant chains, fast food accounts, supermarket chains and direct retail distribution in selected markets.  We have national presence and are currently present in all but two of the 32 Mexican States, which in total represent 99% of the Mexican population.

Foreign Operations Risks

Our foreign operations pose special risks to our business and operations.  See Item 1A. “Risk Factors” for a discussion of foreign operations risks.

Pilgrim's Pride Corporation

GENERAL

Competitive Conditions

The chicken and turkey industries are highly competitive and our largest U.S. competitor has greater financial and marketing resources than we do.  In the U.S., Mexico and Puerto Rico, we compete principally with other vertically integrated poultry companies.  We are the largest producer of chicken in the U.S. and Puerto Rico, and the second largest producer in Mexico.  The second largest producer in the U.S. is Tyson Foods, Inc.  The largest producer in Mexico is Industrias Bachoco SA de CV.

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

In Mexico, where product differentiation has traditionally been limited, product quality, service and price have been the most critical competitive factors.  The North American Free Trade Agreement eliminated tariffs for chicken and chicken products sold to Mexico on January 1, 2003.  However, in July 2003, the U.S. and Mexico entered into a safeguard agreement with regard to imports into Mexico of chicken leg quarters from the U.S.  Under this agreement, a tariff rate for chicken leg quarters of 98.8% of the sales price was established.  The tariff rate on import duties was reduced on January 1, 2007, to 19.8%, and on January 1, 2008 the tariff rate is scheduled to be reduced to zero.  As this tariff is reduced, we expect greater amounts of chicken to be imported into Mexico from the U.S., which could negatively affect the profitability of Mexican chicken producers.

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

Key Customers

Our two largest customers accounted for approximately 18% of our net sales in fiscal 2007, and our largest customer, Wal-Mart Stores Inc., accounted for 12% of our net sales.

Regulation and Environmental Matters

        The chicken and turkey industries are subject to government regulation, particularly in the health and environmental areas, including provisions relating to the discharge of materials into

Pilgrim's Pride Corporation

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

Employees and Labor Relations

As of September 29, 2007, we employed approximately 49,800 persons in the U.S. and 5,100 persons in Mexico.  Approximately 16,350 employees at various facilities in the U.S. are members of collective bargaining units.  In Mexico, approximately 2,950 employees are covered by collective bargaining agreements.  We have not experienced any work stoppage at any location in over five years.  We believe our relations with our employees are satisfactory.  At any given time, we will be in some stage of contract negotiation with various collective bargaining units.

Financial Information about Foreign Operations

The Company’s foreign operations are in Mexico.  Geographic financial information is set forth in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Available Information; NYSE CEO Certification

The Company’s Internet website is http://www.pilgrimspride.com.  The Company makes available, free of charge, through its Internet website, the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Directors and Officers Forms 3, 4 and 5, and amendments to those reports, as soon as reasonably practicable after electronically filing such materials with, or furnishing them to, the Securities and Exchange Commission.  The public may read and copy any materials that the Company files with the Securities and Exchange Commission at its Public Reference Room at 100 F Street, NE, Washington, DC 20549 and may obtain information about the operation of the Public Information Room by calling the Securities and Exchange Commission at 1-800-SEC-0330.

       In addition, the Company makes available, through its Internet website, the Company’s Business Code of Conduct and Ethics, Corporate Governance Guidelines and the written charter of the Audit Committee, each of which is available in print to any stockholder who requests it by

Pilgrim's Pride Corporation

contacting the Secretary of the Company at 4845 U.S. Highway 271 North, Pittsburg, Texas 75686-0093.

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

Pilgrim's Pride Corporation

Executive Officers

Set forth below is certain information relating to our current executive officers:

Name	Age	Positions
Lonnie "Bo" Pilgrim	79	Senior Chairman of the Board
Lonnie Ken Pilgrim	49	Chairman of the Board
Clifford E. Butler	65	Vice Chairman of the Board
O.B. Goolsby, Jr.	60	President, Chief Executive Officer, and Director
Richard A. Cogdill	47	Chief Financial Officer
		Secretary, Treasurer and Director
J. Clinton Rivers	48	Chief Operating Officer
Robert A. Wright	53	Executive Vice President of Sales and Marketing

         Lonnie "Bo" Pilgrim has served as Senior Chairman of the Board since July 2007.  He served as Chairman of the Board since the organization of Pilgrim's Pride in July 1968 until July 2007.  He also served as Chief Executive Officer from July 1968 to June 1998.  Prior to the incorporation of Pilgrim's Pride, Mr. Pilgrim was a partner in its predecessor partnership business founded in 1946.

        Lonnie Ken Pilgrim has served as Chairman of the Board since July 2007.  He served as Executive Vice President, Assistant to Chairman from November 2004 until July 2007, and he served as Senior Vice President, Transportation from August 1997 to November 2004.  Prior to that he served as Vice President. He has been a member of the Board of Directors since March 1985, and he has been employed by Pilgrim’s Pride since 1977.  He is a son of Lonnie “Bo” Pilgrim.

       Clifford E. Butler serves as Vice Chairman of the Board.  On October 10, 2007, Clifford E. Butler announced his retirement from his position as Vice Chairman of the Board effective December 31, 2007, and that he will not stand for re-election as a director.  Mr. Butler joined us as Controller and director in 1969, was named Senior Vice President of Finance in 1973, became Chief Financial Officer and Vice Chairman of the Board in July 1983, became Executive President in January 1997 and served in such capacity through July 1998.

        O.B. Goolsby, Jr. has served as President and Chief Executive Officer since September 2004.  Mr. Goolsby served as President and Chief Operating Officer from November 2002 to September 2004.  Prior to being named as President and Chief Operating Officer in November 2002, Mr. Goolsby served as Executive Vice President, Prepared Foods Complexes from June 1998 to November 2002.  He was previously Senior Vice President, Prepared Foods Operations from August 1992 to June 1998 and Vice President, Prepared Foods Operations from September 1987 to August 1992 and was employed by the Company in other capacities from November 1969 to January 1981.

        Richard A. Cogdillhas served as Chief Financial Officer, Secretary and Treasurer since January 1997.  Mr. Cogdill became a Director in September 1998.  Previously he served as Senior Vice President, Corporate Controller, from August 1992 through December 1996 and as

Pilgrim's Pride Corporation

Vice President, Corporate Controller from October 1991 through August 1992.  Prior to October 1991, he was a Senior Manager with Ernst & Young LLP.  Mr. Cogdill is a Certified Public Accountant.

J. Clinton Rivers has served as Chief Operating Officer since October 2004.  He served as Executive Vice President of Prepared Food Operations from November 2002 to October 2004.  Mr. Rivers was the Senior Vice President of Prepared Foods Operations from 1999 to November 2002, and was the Vice President of Prepared Foods Operations from 1992 to 1999.  From 1989 to 1992, he served as Plant Manager of the Mount Pleasant, Texas Production Facility.  Mr. Rivers joined Pilgrim’s Pride in 1986 as the Quality Assurance Manager, and also held positions at Perdue Farms and Golden West Foods.

Robert A. Wright has served as Executive Vice President of Sales and Marketing since June 2004.  He served as Executive Vice President, Turkey Division from October 2003 to June 2004.  Prior to October 2003, Mr. Wright served as President of Butterball Turkey Company for five years.

Item 1A.  Risk Factors

Forward Looking Statements

Statements of our intentions, beliefs, expectations or predictions for the future, denoted by the words "anticipate," "believe," "estimate," "expect," "plan," "project," "imply," "intend," "foresee" and similar expressions, are forward-looking statements that reflect our current views about future events and are subject to risks, uncertainties and assumptions.  Such risks, uncertainties and assumptions include those described under "Risk Factors" below and elsewhere in this Annual Report on Form 10-K.

Actual results could differ materially from those projected in these forward-looking statements as a result of these factors, among others, many of which are beyond our control.

In making these statements, we are not undertaking, and specifically decline to undertake, any obligation to address or update each or any factor in future filings or communications regarding our business or results, and we are not undertaking to address how any of these factors may have caused changes in information contained in previous filings or communications.  The risks described below are not the only risks we face, and additional risks and uncertainties may also impair our business operations.  The occurrence of any one or more of the following or other currently unknown factors could materially adversely affect our business and operating results.

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

Pilgrim's Pride Corporation

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

     The production of feed ingredients is positively or negatively affected primarily by weather patterns throughout the world, the global level of supply inventories and demand for feed ingredients and the agricultural policies of the United States and foreign governments.  In particular, weather patterns often change agricultural conditions in an unpredictable manner.  A significant change in weather patterns could affect supplies of feed ingredients, as well as both the industry's and our ability to obtain feed ingredients, grow chickens and turkeys or deliver products.

      The cost of corn and soybean meal, our primary feed ingredients, increased significantly from August 2006 to the date of this report and there can be no assurance that the price of corn or soybean meal will not continue to rise as a result of, among other things, increasing demand for these products around the world and alternative uses of these products, such as ethanol and biodiesel production.

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

      We take precautions designed to ensure that our flocks are healthy and that our processing plants and other facilities operate in a sanitary and environmentally-sound manner.  However, events beyond our control, such as the outbreaks of disease, either in our own flocks or elsewhere, could significantly affect demand for our products or our ability to conduct our operations.  Furthermore, an outbreak of disease could result in governmental restrictions on the import and export of our fresh chicken, turkey or other products to or from our suppliers, facilities or customers, or require us to destroy one or more of our flocks.  This could also result in the cancellation of orders by our customers and create adverse publicity that may have a material adverse effect on our ability to market our products successfully and on our business, reputation and prospects.

      During the first half of fiscal 2006, there was substantial publicity regarding a highly pathogenic strain of avian influenza, known as H5N1, which has been affecting Asia since 2002

Pilgrim's Pride Corporation

and which has also been found in Europe and Africa.  It is widely believed that H5N1 is being spread by migratory birds, such as ducks and geese.  There have also been some cases where H5N1 is believed to have passed from birds to humans as humans came into contact with live birds that were infected with the disease.

Although highly pathogenic H5N1 has not been identified in North America, there have been outbreaks of low pathogenic strains of avian influenza in North America, and in Mexico outbreaks of both high and low-pathogenic strains of avian influenza are a fairly common occurrence.  Historically, the outbreaks of low pathogenic avian influenza have not generated the same level of concern, or received the same level of publicity or been accompanied by the same reduction in demand for poultry products in certain countries as that associated with the highly pathogenic H5N1 strain.  Accordingly, even if the highly pathogenic H5N1 strain does not spread to North or Central America, there can be no assurance that it will not materially adversely affect demand for North or Central American produced poultry internationally and/or domestically, and, if it were to spread to North or Central America, there can be no assurance that it would not significantly affect our ability to conduct our operations and/or demand for our products, in each case in a manner having a material adverse effect on our business, reputation and/or prospects.

Contamination of Products.  If our poultry products become contaminated, we may be subject to product liability claims and product recalls.

Poultry products may be subject to contamination by disease-producing organisms, or pathogens, such as Listeria monocytogenes, Salmonella and generic E.coli.  These pathogens are generally found in the environment, and, as a result, there is a risk that they, as a result of food processing, could be present in our processed poultry products.  These pathogens can also be introduced as a result of improper handling at the further processing, foodservice or consumer level.  These risks may be controlled, although not eliminated, by adherence to good manufacturing practices and finished product testing.  We have little, if any, control over proper handling once the product has been shipped.  Illness and death may result if the pathogens are not eliminated at the further processing, foodservice or consumer level.  Even an inadvertent shipment of contaminated products is a violation of law and may lead to increased risk of exposure to product liability claims, product recalls and increased scrutiny by federal and state regulatory agencies and may have a material adverse effect on our business, reputation and prospects.

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

Pilgrim's Pride Corporation

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

If our poultry products become contaminated, we may be subject to product liability claims and product recalls.  There can be no assurance that any litigation or reputational injury associated with product recalls will not have a material adverse effect on our ability to market our products successfully or on our business, reputation, prospects, financial condition and results of operations.

Substantial Leverage.  Our substantial indebtedness could adversely affect our financial condition.

Our acquisition of Gold Kist increased our indebtedness significantly. We currently have a substantial amount of indebtedness, which could adversely affect our financial condition and could have important consequences to you.  For example, it could:

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

-	Limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

-	Place us at a competitive disadvantage compared to our competitors that have less debt;

-	Limit our ability to pursue acquisitions and sell assets; and

Limit, along with the financial and other restrictive covenants in our indebtedness, our ability to borrow additional funds.  Failing to comply with those covenants could

Pilgrim's Pride Corporation

-	result in an event of default or require redemption of indebtedness. Either of these events could have a material adverse effect on us.

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

Our business operations entail a number of risks, including risks relating to product liability claims, product recalls, property damage and injuries to persons.  We currently maintain insurance with respect to certain of these risks, including product liability insurance, property insurance, workers compensation insurance and general liability insurance, but in many cases such insurance is expensive, difficult to obtain and no assurance can be given that such insurance can be maintained in the future on acceptable terms, or in sufficient amounts to protect us against losses due to any such events, or at all.  Moreover, even though our insurance coverage may be designed to protect us from losses attributable to certain events, it may not adequately protect us from liability and expenses we incur in connection with such events.  For example, the losses attributable to our October 2002 recall of cooked deli-products produced at one of our facilities significantly exceeded available insurance coverage.  Additionally, in the past, two of our insurers encountered financial difficulties and were unable to fulfill their obligations under the insurance policies as anticipated and, separately, two of our other insurers contested coverage with respect to claims covered under policies purchased, forcing us to litigate the issue of coverage before we were able to collect under these policies.

Significant Competition.  Competition in the chicken and turkey industries with other vertically integrated poultry companies may make us unable to compete successfully in these industries, which could adversely affect our business.

The chicken and turkey industries are highly competitive. In both the U.S. and Mexico, we primarily compete with other vertically integrated poultry companies.

In general, the competitive factors in the U.S. poultry industry include:

-	Price;

-	Product quality;

Pilgrim's Pride Corporation

-	Product development;

-	Brand identification;

-	Breadth of product line; and

-	Customer service.

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

In Mexico, where product differentiation has traditionally been limited, product quality and price have been the most critical competitive factors.  The North American Free Trade Agreement eliminated tariffs for chicken and chicken products sold to Mexico on January 1, 2003.  However, in July 2003, the U.S. and Mexico entered into a safeguard agreement with regard to imports into Mexico of chicken leg quarters from the U.S.  Under this agreement, a tariff rate for chicken leg quarters of 98.8% of the sales price was established.  This tariff was reduced on January 1, 2006 to 39.5%, and was further reduced to 19.8% on January 1, 2007. On January 1, 2008, the tariff is scheduled to be reduced to zero.  In connection with the reduction of the tariffs in Mexico, increased competition from chicken imported into Mexico from the U.S. may have a material adverse effect on the Mexican chicken industry in general, and on our Mexican operations in particular.

Loss of Key Customers.  The loss of one or more of our largest customers could adversely affect our business.

Our two largest customers accounted for approximately 18% of our net sales in fiscal 2007, and our largest customer, Wal-Mart Stores Inc., accounted for 12% of our net sales.  Our business could suffer significant setbacks in revenues and operating income if we lost one or more of our largest customers, or if our customers' plans and/or markets should change significantly.

Integration of Gold Kist.  There can be no assurance that Gold Kist can be combined successfully with our business.

In evaluating the terms of our acquisition of Gold Kist, we analyzed the respective businesses of the Company and Gold Kist and made certain assumptions concerning their respective future operations.  A principal assumption was that the acquisition will produce operating results better than those historically experienced or expected to be experienced in the future by us in the absence of the acquisition.  There can be no assurance, however, that this assumption is correct or that the businesses of the Company and Gold Kist will be successfully integrated in a timely manner.

Pilgrim's Pride Corporation

Synergies of Gold Kist.  There can be no assurance that we will achieve anticipated synergies from our acquisition of Gold Kist.

We consummated the Gold Kist acquisition with the expectation that it will result in beneficial synergies, such as cost savings and enhanced growth.  Success in realizing these benefits and the timing of this realization depend upon the successful integration of the operations of Gold Kist into the Company, and upon general and industry-specific economic factors.  The integration of two independent companies is a complex, costly and time-consuming process.  The difficulties of combining the operations of the companies include, among others:

-	Transitioning and preserving Gold Kist's customer, contractor, supplier and other important third-party relationships;

-	Integrating corporate and administrative infrastructures;

-	Coordinating sales and marketing functions;

-	Minimizing the diversion of management's attention from ongoing business concerns;

-	Coordinating geographically separate organizations; and

-	Retaining key employees.

Even if we are able to effectively integrate the operations of Gold Kist into our existing operations and economic conditions remain stable, there can be no assurance that the anticipated synergies will be achieved.

Assumption of Unknown Liabilities in Acquisitions.  Assumption of unknown liabilities in acquisitions may harm our financial condition and operating results.

Acquisitions may be structured in such a manner that would result in the assumption of unknown liabilities not disclosed by the seller or uncovered during pre-acquisition due diligence.  For example, our acquisition of Gold Kist was structured as a stock purchase.  In that acquisition we assumed all of the liabilities of Gold Kist, including liabilities that may be unknown.  These obligations and liabilities could harm our financial condition and operating results.

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

Pilgrim's Pride Corporation

acquisitions, and there can be no assurance that we will be able to raise the required capital.  Furthermore, acquisitions involve a number of risks and challenges, including:

-	Diversion of management's attention;

-	The need to integrate acquired operations;

-	Potential loss of key employees and customers of the acquired companies;

-	Lack of experience in operating in the geographical market of the acquired business;
and

-	An increase in our expenses and working capital requirements.

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

We have significant operations and assets located in Mexico and may participate in or acquire operations and assets in other foreign countries in the future.  Foreign operations are subject to a number of special risks, including among others:

-	Currency exchange rate fluctuations;

-	Trade barriers;

-	Exchange controls;

-	Expropriation; and

-	Changes in laws and policies, including those governing foreign-owned operations.

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

Pilgrim's Pride Corporation

In October 2007, Mexico’s legislative bodies enacted La Ley del Impuesto Empresarial a Tasa Única (“IETU”), a new minimum corporation tax, which will be assessed on companies doing business in Mexico beginning January 1, 2008.  We are currently evaluating the anticipated impact that IETU will have on our business and operating results.  Because of IETU, there can be no assurance that we will be able to utilize the net operating loss carryovers and other deferred tax benefits generated in Mexico.  There can also be no assurance that IETU will not have a material adverse effect on our financial results.

Disruptions in International Markets and Distribution Channels.  Disruptions in international markets and distribution channels could adversely affect our business.

Historically, we have targeted international markets to generate additional demand for our chicken dark meat, specifically leg quarters, which are a natural by-product of our U.S. operations, given our concentration on prepared foods products and the U.S. customers’ general preference for white meat. As part of this initiative, we have created a significant international distribution network into several markets, including Eastern Europe, including Russia; the Far East, including China; and Mexico.  Our success in these markets could be, and in recent periods has been, adversely affected by disruptions in poultry export markets.  These disruptions are often caused by restrictions on imports of U.S.-produced poultry products imposed by foreign governments for a variety of reasons, including the protection of their domestic poultry producers and allegations of consumer health issues, and may also be caused by outbreaks of disease such as avian influenza, either in our own flocks or elsewhere in the world, and resulting changes in consumer preferences. There can be no assurance that one or more of these or other disruptions in our international markets and distribution channels will not adversely affect our business.

Extreme Weather and Natural Disasters.  Extreme weather or natural disasters could negatively impact our business.

Extreme weather or natural disasters, including droughts, floods, excessive cold or heat, hurricanes or other storms, could impair the health or growth of our flocks or interfere with our operations due to power outages, fuel shortages, damage to our production and processing facilities or disruption of transportation channels, among other things. Any of these factors could have an adverse effect on our financial results.

Government Regulation.  Regulation, present and future, is a constant factor affecting our business.

Our operations are subject to federal, state and local governmental regulation, including in the health, safety and environmental areas.  We anticipate increased regulation by various agencies concerning food safety, the use of medication in feed formulations and the disposal of poultry by-products and wastewater discharges.

        Also, changes in laws or regulations or the application thereof may lead to government enforcement actions and the resulting litigation by private litigants.  We are aware of an industry-wide investigation by the Wage and Hour Division of the U.S. Department of Labor to ascertain compliance with various wage and hour issues, including the compensation of employees for the

Pilgrim's Pride Corporation

time spent on such activities such as donning and doffing work equipment.  We have been named a defendant in a number of related suits brought by employees.  Due, in part, to the government investigation and the recent U.S. Supreme Court decision in IBP, Inc. v. Alvarez, it is possible that we may be subject to additional employee claims.
        Unknown matters, new laws and regulations, or stricter interpretations of existing laws or regulations may materially affect our business or operations in the future.

Immigration Legislation and Enforcement.  New immigration legislation or increased enforcement efforts in connection with existing immigration legislation could cause our costs of doing business to increase, cause us to change the way in which we do business or otherwise disrupt our operations.

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

Control of Voting Stock.  Control over the Company is maintained by members of the family of Lonnie "Bo" Pilgrim.

As described in more detail in Item 12. "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," through two limited partnerships and related trusts and voting agreements, Lonnie "Bo" Pilgrim, Patricia R. Pilgrim, his wife, and Lonnie Ken Pilgrim, his son, control 62.225% of the voting power of our outstanding common stock.  Accordingly, they control the outcome of all actions requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of the Company or its assets.  This ensures their ability to control the foreseeable future direction and management of the Company.  In addition, an event of default under certain agreements related to our indebtedness will occur if Lonnie "Bo" Pilgrim and certain members of his family cease to own at least a majority of the voting power of the outstanding common stock.

Item 1B.  Unresolved Staff Comments

None.

Pilgrim's Pride Corporation

Item 2.  Properties

Operating Facilities

We operate 34 poultry processing plants in the U.S.  Of this total, 33 process chicken and are located in Alabama, Arkansas, Florida, Georgia, Kentucky, Louisiana, North Carolina, South Carolina, Tennessee, Texas, Virginia, and West Virginia.  We have one turkey processing plant in Pennsylvania, one chicken processing plant in Puerto Rico and three chicken processing plants in Mexico.

The U.S. chicken processing plants have weekly capacity to process 42.5 million broilers and operated at 92.8% of capacity in fiscal 2007.

Our turkey plant has the weekly capacity to process 0.2 million birds under current inspection and line configurations and operates at 94% of capacity.  Our Mexico facilities have the capacity to process 3.2 million broilers per week and operated at 89% of capacity in fiscal 2007.  Our Puerto Rico processing plant has the capacity to process 0.3 million birds per week based on one eight-hour shift per day.  For segment reporting purposes, we include Puerto Rico with our U.S. operations.

In the U.S., the processing plants are supported by 42 hatcheries, 31 feed mills and 12 rendering plants.  The hatcheries, feed mills and rendering plants operated at 85%, 84% and 76% of capacity, respectively, in fiscal 2007.  In Puerto Rico, the processing plant is supported by one hatchery and one feed mill which operated at 82% and 50% of capacity, respectively, in fiscal 2007.  In Mexico, the processing plants are supported by six hatcheries, four feed mills and two rendering facilities.  The Mexico hatcheries, feed mills and rendering facilities operated at 97%, 80% and 70% of capacity, respectively, in fiscal 2007.

We also operate twelve prepared foods plants.  These plants are located in Alabama, Georgia, Louisiana, Pennsylvania, South Carolina, Tennessee, Texas and West Virginia.  These plants have the capacity to produce approximately 1,545 million pounds of further processed product per year and in fiscal 2007 operated at approximately 87% of capacity based on the current product mix and six-day production at most facilities and 24/7 production at two facilities.

Other Facilities and Information

We own a partially automated distribution freezer located outside of Pittsburg, Texas, which includes 125,000 square feet of storage area.  We operate a commercial egg operation and farm store in Pittsburg, Texas, a commercial feed mill in Mt. Pleasant, Texas and a pork grow-out operation in Jefferson, Georgia. We own office buildings in Pittsburg, Texas and Atlanta, Georgia, which house our executive offices, our Logistics and Customer Service offices and our general corporate functions as well as an office building in Mexico City, which houses our Mexican marketing offices, and an office building in Broadway, Virginia, which houses additional sales and marketing, research and development, and support activities.  We lease offices in Dallas, Texas and Duluth, Georgia, which house additional sales and marketing and support activities.

Pilgrim's Pride Corporation

We have 13 regional distribution centers located in Arizona, Florida, Iowa, Mississippi, Ohio, Tennessee, Texas, and Utah, five of which we own and eight of which we lease.

Most of our domestic property, plant and equipment is pledged as collateral on our long-term debt and credit facilities.  See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Pilgrim's Pride Corporation

Item 3.  Legal Proceedings

On July 1, 2002, three individuals, on behalf of themselves and a putative class of chicken growers, filed their original class action complaint against the Company in the United States District Court for the Eastern District of Texas, Texarkana Division, styled “Cody Wheeler, et al. vs. Pilgrim’s Pride Corporation.”  In their lawsuit, plaintiffs initially alleged that the Company violated the Packers and Stockyards Act (7 U.S.C. Section 192) (the “PSA”) and breached fiduciary duties allegedly owed to the plaintiff growers.  The plaintiffs also brought individual actions under the Packers and Stockyards Act alleging, among other things, breach of fiduciary duties and breach of contract.  On September 30, 2005, plaintiffs amended their lawsuit to join Tyson Foods, Inc. as a co-defendant.  Two additional former chicken growers were also added as plaintiffs to the lawsuit.  This amendment, which occurred 38 months after the lawsuit’s initial filing, virtually re-wrote most of the allegations.  Now the plaintiffs contend that the Company and Tyson are involved in a conspiracy to violate federal antitrust laws.  The plaintiffs’ initial allegations, although still contained in the amended lawsuit, are no longer the sole focus of the case.  On January 3, 2006, the Court entered an Order severing the plaintiffs’ Packers and Stockyards Act and antitrust claims.  The Court ordered that the plaintiffs may proceed with their Packers and Stockyards Act claims as set forth in Plaintiffs’ Third Amended Complaint.  The Court also ordered that the plaintiffs may proceed with their respective antitrust claims asserted against the Company and Tyson in a separate cause of action styled “Cody Wheeler, et al vs. Pilgrim’s Pride Corporation, et al.”  On March 6, 2006, the plaintiffs filed their motion for class certification in the original lawsuit.  Pilgrim’s Pride attacked the plaintiffs’ class certification brief on several grounds, and ultimately the plaintiffs voluntarily withdrew their Motion for Class Certification on May 26, 2006.  As a result, the Court canceled the class certification hearing and on June 2, 2006 the Court entered an Order withdrawing Plaintiffs’ Motion for Class Certification and prohibiting the plaintiffs from filing any additional class-action claims against Pilgrim’s Pride in this lawsuit.  Additionally, the two former growers who joined the lawsuit on September 30, 2005 withdrew from the case.  On March 30, 2007, the Court issued an order granting in part and denying in part the Company’s pending motion for summary judgment.  In the order, the Court ruled that plaintiffs do not have to demonstrate an adverse effect on competition in order to prevail under the PSA.  This ruling is inconsistent with many other jurisdictions’ interpretation of the PSA.  The Court issued an order staying the lawsuit until the issue is decided by the Fifth Circuit.  On June 29, 2007, the Fifth Circuit accepted the appeal.  The matter is currently being briefed by the parties.  The Company intends to defend vigorously against the plaintiffs’ individual claims.  The Company does not expect this matter to have a material impact on its financial position, operations or liquidity.

        On January 3, 2006, an action styled "Cody Wheeler, et al. vs. Pilgrim's Pride Corporation, et al.," arising out of the original Wheeler litigation described above, was filed in the United States District Court for the Eastern District of Texas, Texarkana Division.  The lawsuit was filed by the three original plaintiffs and a former grower, both in their individual capacities and on behalf of a putative class of chicken growers.  In the lawsuit, the four plaintiffs allege that the Company and Tyson are involved in a conspiracy to violate federal antitrust laws.  On September 28, 2007, the court issued an order denying plaintiffs’ request to certify a class action.  Plaintiffs filed the Petition for Permission to Appeal the District Court’s Order on October 15, 2007 with the U.S. Court of Appeals for the Fifth Circuit.  The Company intends to defend vigorously any attempts by the Plaintiffs to reverse the District Court’s Order denying certification to the matter as a class

Pilgrim's Pride Corporation

action and the merits of the four plaintiffs’ individual claims.  The Company does not expect this matter to have a material impact on its financial position, operations or liquidity.

On December 31, 2003, we were served with a purported class action complaint styled “Angela Goodwin, Gloria Willis, Johnny Gill, Greg Hamilton, Nathan Robinson, Eddie Gusby, Pat Curry, Persons Similarly Situated v. ConAgra Poultry Company and Pilgrim’s Pride, Incorporated” in the United States District Court, Western District of Arkansas, El Dorado Division, alleging racial and age discrimination at one of the facilities we acquired from ConAgra.  Two of the named plaintiffs, Greg Hamilton and Gloria Willis, were voluntarily dismissed from this action.  The Company deposed all of the remaining plaintiffs and filed individual motions for summary judgment against each of them.  On March 28, 2006, the Court issued Orders concerning the motions for summary judgment.  It granted the Company’s motion against Plaintiff Robert Nelson and dismissed all of his claims in their entirety based on the theory of judicial estoppel.  The Court heard oral argument on the Plaintiffs’ Class Certification Motion on August 11, 2006, and the Court took the matter under advisement.  On May 15, 2007, the Court issued its order denying Plaintiffs’ Motion for Class Certification in its entirety.  The plaintiffs subsequently withdrew their petition to appeal to the Eight Circuit Court of Appeals.  Thus, the Court’s order denying plaintiffs’ class certification motion stands as a final, binding judgment.  On July 18, 2007, the Court ordered the remaining six individual Plaintiffs to file their own individual lawsuits without any class action allegations.  In contravention of the Court’s instructions, Plaintiffs’ counsel added new and/or dismissed allegations to each new Complaint.  On October 1, 2007, Pilgrim’s moved to strike those allegations and filed its Answers subject to same.  The Court entered an Order striking the errant allegations, and the Plaintiffs are in the process of redrafting their individual Complaints.  The Company intends to re-file its already completed motions for summary judgment after the individual Complaints are re-filed.   The Company intends to defend vigorously against the Plaintiffs’ individual claims.  The Company believes it has meritorious defenses to these individual claims and intends to vigorously defend these claims.  The ultimate liability with respect to these claims cannot be determined at this time; however, the Company does not expect this matter to have a material impact on its financial position, operations or liquidity.

The Wage and Hour Division of the U.S. Department of Labor conducted an industry wide investigation to ascertain compliance with various wage and hour issues, including the compensation of employees for the time spent on such activities such as donning and doffing work equipment.  Due, in part, to the government investigation and the recent U.S. Supreme Court decision in IBP, Inc. v. Alvarez, employees have brought claims against the Company.  The claims filed against the Company as of the date of this Annual Report include:  “Juan Garcia, et al. v. Pilgrim’s Pride Corporation, a/k/a Wampler Foods, Inc.”, filed in Pennsylvania state court on January 27, 2006 and subsequently removed to the U.S. District Court for the Eastern District of Pennsylvania; “Esperanza Moya, et al. v. Pilgrim’s Pride Corporation and Maxi Staff, LLC”, filed March 23, 2006 in the Eastern District of Pennsylvania; “Barry Antee, et al. v. Pilgrim’s Pride Corporation” filed April 20, 2006 in the Eastern District of Texas; “Stephania Aaron, et al. v. Pilgrim’s Pride Corporation” filed August 22, 2006 in the Western District of Arkansas; “Salvador Aguilar, et al. v. Pilgrim’s Pride Corporation” filed August 23, 2006 in the Northern District of Alabama; “Benford v. Pilgrim’s Pride Corporation” filed November 2, 2006 in the Northern District of Alabama; and “Porter v. Pilgrim’s Pride Corporation” filed December 7, 2006 in the Eastern District of Tennessee; “Freida Brown, et al

Pilgrim's Pride Corporation

v. Pilgrim’s Pride Corporation” filed March 14, 2007 in the Middle District of Georgia, Athens Division; “Roy Menser, et al v. Pilgrim’s Pride Corporation” filed February 28, 2007 in the Western District of Paducah, Kentucky; “Victor Manuel Hernandez v. Pilgrim’s Pride Corporation” filed January 30, 2007 in the Northern District of Georgia, Rome Division; “Angela Allen et al v. Pilgrim’s Pride Corporation” filed March 27, 2007 in United States District Court, Middle District of Georgia, Athens Division;  Daisy Hammond and Felicia Pope v. Pilgrim’s Pride Corporation, in the Gainesville Division, Northern District of Georgia, filed on June 6, 2007; Gary Price v. Pilgrim’s Pride Corporation, in the U.S. District Court for the Northern District of Georgia, Atlanta Division, filed on May 21, 2007; and Kristin Roebuck et al v. Pilgrim’s Pride Corporation, in the U.S. District Court, Athens, Georgia, Middle District, filed on May 23, 2007.  The plaintiffs generally purport to bring a collective action for unpaid wages, unpaid overtime wages, liquidated damages, costs, attorneys' fees, and declaratory and/or injunctive relief and generally allege that they are not paid for the time it takes to either clear security, walk to their respective workstations, don and doff protective clothing, and/or sanitize clothing and equipment.  The presiding judge in the consolidated action in El Dorado issued an initial Case Management order on July 9, 2007.  Plaintiffs’ counsel filed a Consolidated Amended Complaint and the parties filed a Joint Rule 26(f) Report.   A complete scheduling order has not been issued, and discovery has not yet commenced.  Plaintiffs have filed a consolidated motion for conditional certification in the consolidated case.  On October 12, 2007, Pilgrim’s filed its response in opposition to that motion.  As of the date of this Annual Report, the following suits have been filed against Gold Kist, now merged into Pilgrim’s Pride Corporation, which make one or more of the allegations referenced above: Merrell v. Gold Kist, Inc., in the U.S. District Court for the Northern District of Georgia, Gainesville Division, filed on December 21, 2006; Harris v. Gold Kist, Inc., in the U.S. District Court for the Northern District of Georgia, Newnan Division, filed on December 21, 2006; Blanke v. Gold Kist, Inc., in the U.S. District Court for the Southern District of Georgia, Waycross Division, filed on December 21, 2006; Clarke v. Gold Kist, Inc., in the U.S. District Court for the Middle District of Georgia, Athens Division, filed on December 21, 2006; Atchison v. Gold Kist, Inc., in the U.S. District Court for the Northern District of Alabama, Middle Division, filed on October 3, 2006;  Carlisle v. Gold Kist, Inc., in the U.S. District Court for the Northern District of Alabama, Middle Division, filed on October 2, 2006; Benbow v. Gold Kist, Inc., in the U.S. District Court for the District of South Carolina, Columbia Division, filed on October 2, 2006; Bonds v. Gold Kist, Inc., in the U.S. District Court for the Northern District of Alabama, Northwestern Division, filed on October 2, 2006.  On April 23, 2007, Pilgrim’s filed a Motion to Transfer and Consolidate with the Judicial Panel on Multidistrict Litigation (“JPML”) requesting that all of the pending Gold Kist cases be consolidated into one case.  Pilgrim’s withdrew its Motion subject to the Plaintiffs’ counsel’s agreement to consolidate the seven separate actions into the pending Benbow case by dismissing those lawsuits and refiling/consolidating them into the Benbow action.  Motions to Dismiss have been filed in all of the pending seven cases, and all of these cases have been formally dismissed.  Pursuant to the Court’s April 16, 2007 Order, the parties reached agreement on the terms of class notice and the Court granted conditional class certification.  Discovery has recently been initiated.  The Company intends to assert a vigorous defense to the litigation.  The amount of ultimate liability with respect to any of these cases cannot be determined at this time.

We are subject to various other legal proceedings and claims, which arise in the ordinary course of our business.  In the opinion of management, the amount of ultimate liability with

Pilgrim's Pride Corporation

respect to these actions will not materially affect our financial position or results of operations.  See Note J “Commitments and Contingencies” of Item 8 “Financial Statements and Supplementary Data”, which is incorporated herein by reference.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Pilgrim's Pride Corporation

PART II

Item 5.Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Quarterly Stock Prices and Dividends

High and low prices of and dividends relating to the Company’s common stock for the periods indicated were:

	Fiscal 2007 Prices		Fiscal 2006 Prices		Dividends
Fiscal Quarter	High	Low	High	Low	2007	2006

PPC Common Stock
First	$29.54	$23.64	$37.75	$30.11	$.0225	$1.0225
Second	33.19	28.59	27.00	20.95	.0225	.0225
Third	38.17	32.77	28.09	20.85	.0225	.0225
Fourth	40.59	32.29	29.00	23.11	.0225	.0225

Holders

The Company’s common stock (ticker symbol “PPC”) is traded on the New York Stock Exchange.  The Company estimates there were approximately 35,000 holders (including individual participants in security position listings) of the Company’s common stock as of November 9, 2007.

Dividends

Starting in the first quarter of fiscal 2006, the Company’s Board of Directors has declared quarterly cash dividends of $0.0225 per share of common stock.  Additionally, in the first quarter of fiscal 2006, the Company’s Board of Directors declared a special $1.00 dividend per share of common stock.  Prior to fiscal 2006 and with the exception of two quarters in 1993, the Company's Board of Directors declared cash dividends of $0.015 per share of common stock (on a split adjusted basis) every fiscal quarter since the Company's initial public offering in 1986.  Payment of future dividends will depend upon the Company's financial condition, results of operations and other factors deemed relevant by the Company's Board of Directors, as well as any limitations imposed by lenders under the Company's credit facilities.  The Company's revolving credit facility and revolving/term borrowing facility currently limit dividends to a maximum of $26 million per year.  See Note E of the notes to Consolidated Financial Statements included in Item 15 for additional discussions of the Company's credit facilities.

Pilgrim's Pride Corporation

Issuer Purchases of Equity Security in Fiscal 2007

The Company did not repurchase any of its equity securities in fiscal 2007.

Total Return on Registrant’s Common Equity

The following graphs compare the performance of the Company with that of the Russell 2000 composite index and a peer group of companies with the investment weighted on market capitalization. The total cumulative return on investment (change in the year-end stock price plus reinvested dividends) for each of the periods for the Company, the Russell 2000 composite index and the peer group is based on the stock price or composite index at the beginning of the applicable period.  Companies in the peer group index include Cagle's, Inc., Sanderson Farms Inc., Hormel Foods Corp., Smithfield Foods Inc. and Tyson Foods Inc.

The first graph covers the period from November 21, 2003 through September 29, 2007 and shows the performance of the Company's single class of common stock. On November 21, 2003, each share of the Company's then outstanding Class A common stock and Class B common stock was reclassified into one share of new common stock, which is now the only authorized class of the Company's common stock.

The second graph covers the five fiscal year period ending September 29, 2007 and shows the performance of the Company's Class A and Class B shares after giving effect to the reclassification into the Company's single class of common stock on November 21, 2003 based on a one to one exchange ratio.  The third graph covers the period from September 29, 2002 through November 20, 2003, the last date on which the Company's Class A and Class B shares traded on the New York Stock Exchange prior to reclassification into a single new class of shares of common stock.

The stock price performance represented by these graphs is not necessarily indicative of future stock performance.

COMPARISON OF 46 MONTH CUMULATIVE TOTAL RETURN*

Among Pilgrim's Pride Corporation, The Russell 2000 Index
And A Peer Group

$300
$250
$200
$150
$100
$50
$0
11/21/03
10/2/04
10/1/05
9/30/06
9/29/07
Pilgrim's Pride Corporation
Russell 2000
Peer Group

* $100 invested on 11/21/03 in stock or index-including reinvestment of dividends.

	11/21/03	10/2/04	10/1/05	9/30/06	9/29/07

Pilgrim's Pride Corporation	100.00	190.89	254.14	197.18	251.08
Russell 2000	100.00	113.10	129.73	142.61	160.21
Peer Group	100.00	112.59	131.40	127.35	140.41

Pilgrim's Pride Corporation

	9/28/02	9/27/03	11/20/03	10/2/04	10/1/05	9/30/06	9/29/07

Pilgrim's Pride Corporation Class A(1)	100.00	180.96	195.33	383.25	510.23	395.88	504.10
Pilgrim's Pride Corporation Class B(1)	100.00	140.92	150.72	298.92	397.96	308.77	393.18
Russell 2000	100.00	136.01	146.80	166.94	191.49	210.50	236.47
Peer Group	100.00	119.32	132.39	147.39	172.02	166.72	183.81

(1)
 On November 21, 2003, each share of the Company’s then outstanding Class A common stock and Class B common stock was reclassified into one share of new common stock, which is now the only authorized class of the Company’s common stock.

Pilgrim's Pride Corporation

COMPARISON OF 13 MONTH CUMULATIVE TOTAL RETURN*

Among Pilgrim's Pride Corporation, The Russell 2000 Index
And A Peer Group

$250
$200
$150
$100
$50
$0
9/28/02
9/27/03
11/20/03
Pilgrim's Pride Corporation Class A
Pilgrim's Pride Corporation Class B
Russell 2000
Peer Group

* $100 invested on 9/28/02 in stock or index-including reinvestment of dividends.

	9/28/02	9/27/03	11/20/03

Pilgrim's Pride Corporation Class A(1)	100.00	180.96	195.33
Pilgrim's Pride Corporation Class B(1)	100.00	140.92	150.72
Russell 2000	100.00	136.01	146.80
Peer Group	100.00	119.32	132.39

(1)  On November 21, 2003, each share of the Company’s then outstanding Class A common stock and Class B common stock was reclassified into one share of new common stock, which is now the only authorized class of the Company’s common stock.

Pilgrim's Pride Corporation

Item 6. Selected Financial Data

(In thousands, except ratios and per share data)	Eleven Years Ended September 29, 2007
	2007(a)		2006	2005		2004(b)(c)
						(53 weeks)
Income Statement Data:
Net sales	$7,598,599		$5,235,565	$5,666,275		$5,363,723
Gross profit(e)	591,538		297,600	745,199		529,039
Operating income(e)	232,537		3,002	435,812		265,314
Interest expense, net	125,757		40,553	43,932		52,129
Loss on early extinguishment of debt	26,463		--	--		--
Income (loss) before income taxes(e)	91,607		(36,317)	403,523		208,535
Income tax expense (benefit)(f)	44,590		(2,085)	138,544		80,195
Net income (loss)(e)	47,017		(34,232)	264,979		128,340
Ratio of earnings to fixed charges(g)	1.57	x	(f)	7.19	x	4.08	x
Per Common Share Data:(h)
Net income (loss)	$0.71		$(0.51)	$3.98		$2.05
Cash dividends	0.09		1.09	0.06		0.06
Book value	17.61		16.79	18.38		13.87
Balance Sheet Summary:
Working capital	$379,132		$528,836	$404,601		$383,726
Total assets	3,774,236		2,426,868	2,511,903		2,245,989
Notes payable and current maturities of long-term debt	2,872		10,322	8,603		8,428
Long-term debt, less current maturities	1,318,558		554,876	518,863		535,866
Total stockholders’ equity	1,172,221		1,117,327	1,223,598		922,956
Cash Flow Summary:
Operating cash flow	$463,964		$30,382	$493,073		$272,404
Depreciation & amortization(i)	204,903		135,133	134,944		113,788
Purchases of investment securities	125,045		318,266	305,458		--
Proceeds from sale or maturity of investment securities	208,676		490,764	--		--
Capital expenditures	172,323		143,882	116,588		79,642
Business acquisitions, net of equity consideration(a)(b) (d)	1,102,069		--	--		272,097
Financing activities, net provided by (used in)	630,229		(38,750)	18,860		96,665
Other Data:
EBITDA(j)	$411,073		$136,763	$580,078		$372,501
Key Indicators (as a percentage of net sales):
Gross profit(e)	7.8%		5.7%	13.2%		9.9%
Selling, general and administrative expenses	4.7%		5.6%	5.5%		4.8%
Operating income (e)	3.1%		0.8%	7.7%		4.9%
Interest expense, net	1.6%		1.0%	0.9%		1.0%
Net income (loss)(e)	0.6%		(0.7)%	4.7%		2.4%

Pilgrim's Pride Corporation

Eleven Years Ended September 29, 2007
2003		2002	2001(d)		2000		1999		1998		1997
							(53 weeks)

$2,619,345		$2,533,718	$2,214,712		$1,499,439		$1,357,403		$1,331,545		$1,277,649
200,483		165,165	213,950		165,828		185,708		136,103		114,467
63,613		29,904	94,542		80,488		109,504		77,256		63,894
37,981		32,003	29,342		17,779		17,666		20,148		22,075
--		--	1,433		--		--		--		--
63,235		1,910	61,861		62,786		90,904		56,522		43,824
7,199		(12,425)	20,724		10,442		25,651		6,512		2,788
56,036		14,335	41,137		52,344		65,253		50,010		41,036
2.24	x	(g)	2.13	x	3.04	x	4.33	x	2.96	x	2.57	x

$1.36		$0.35	$1.00		$1.27		$1.58		$1.21		$0.99
0.06		0.06	0.06		0.06		0.045		0.04		0.04
10.46		9.59	9.27		8.33		7.11		5.58		4.41

$211,119		$179,037	$203,350		$124,531		$154,242		$147,040		$133,542
1,257,484		1,227,890	1,215,695		705,420		655,762		601,439		579,124
2,680		3,483	5,099		4,657		4,353		5,889		11,596
415,965		450,161	467,242		165,037		183,753		199,784		224,743
446,696		394,324	380,932		342,559		294,259		230,871		182,516

$98,892		$98,113	$87,833		$130,803		$81,452		$85,016		$49,615
74,187		70,973	55,390		36,027		34,536		32,591		29,796
--		--	--		--		--		--		--
--		--	--		--		--		--		--
53,574		80,388	112,632		92,128		69,649		53,518		50,231
4,499		--	239,539		--		--		--		--
(39,767)		(21,793)	246,649		(24,769)		(19,634)		(32,498)		348

$173,926		$103,469	$146,166		$115,356		$142,043		$108,268		$94,782

7.7%		6.5%	9.7%		11.1%		13.7%		10.2%		9.0%
5.2%		5.3%	5.4%		5.7%		5.6%		4.4%		4.0%
2.4%		1.2%	4.3%		5.4%		8.1%		5.8%		5.0%
1.5%		1.3%	1.3%		1.2%		1.3%		1.5%		1.7%
2.1%		0.6%	1.9%		3.5%		4.8%		3.8%		3.2%

Pilgrim's Pride Corporation

(a)
The Company acquired Gold Kist Inc. on December 27, 2006 for $1.139 billion.  For financial reporting purposes, we have not included the operating results and cash flows of Gold Kist in our consolidated financial statements for the period from December 27, 2006 through December 30, 2006.  The operating results and cash flows of Gold Kist from December 27, 2006 through December 30, 2006 were not material.

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

(d)
The Company acquired WLR Foods on January 27, 2001 for $239.5 million and the assumption of $45.5 million of indebtedness.  The acquisition has been accounted for as a purchase and the results of operations for this acquisition have been included in our consolidated results of operations since the acquisition date.

(e)	Gross profit, operating income and net income include the following non-recurring recoveries, restructuring charges and other unusual items for each of the years presented (in millions):

	2005	2004	2003
Effect on Gross Profit and Operating Income:
Cost of sales-restructuring	$--	$(64.2)	$--
Non-recurring recoveries recall insurance	$--	$23.8	$--
Non-recurring recoveries for avian influenza	$--	$--	$26.6
Non-recurring recoveries for vitamin and methionine litigation	$--	$0.1	$19.9

Additional effect on Operating Income:
Other restructuring charges	$--	$(7.9)	$--

Other income for litigation settlement	11.7	--	--
Other income for vitamin and methionine litigation	$--	$0.9	$36.0

In addition, the Company estimates its losses related to the October 2002 recall (excluding insurance recoveries) and the 2002 avian influenza outbreak negatively affected gross profit and operating income in each of the years presented as follows (in millions):

	2004	2003	2002
Recall effects (estimated)	$(20.0)	$(65.0)	$--
Losses from avian influenza (estimated)	$--	$(7.3)	$(25.6)

(f)
Fiscal 2006 included income tax expense of $25.8 million associated with the restructuring of the Mexico operations and subsequent repatriation of foreign earnings under the American Jobs Creation Act of 2004.  Fiscal 2003 included a non-cash tax benefit of $16.9 million associated with the reversal of a valuation allowance on net operating losses in the Company’s Mexico operations.  Fiscal 2002 included a tax benefit of $11.9 million from changes in Mexican tax laws.

(g)
For purposes of computing the ratio of earnings to fixed charges, earnings consist of income before income taxes plus fixed charges (excluding capitalized interest).  Fixed charges consist of interest (including capitalized interest) on all indebtedness, amortization of capitalized financing costs and that portion of rental expense that we believe to be representative of interest.  Earnings were inadequate to cover fixed charges by $40.6 million and $4.1 million in fiscal 2006 and 2002 respectively.

(h)
Historical per share amounts represent both basic and diluted and have been restated to give effect to a stock dividend issued on July 30, 1999.  The stock reclassification on November 21, 2003 that resulted in the new common stock traded as PPC did not affect the number of shares outstanding.

(i)
Includes amortization of capitalized financing costs of approximately $6.6 million, $2.6 million, $2.3 million, $2.0 million, $1.5 million, $1.4 million, $1.9 million, $1.2 million, $1.1 million, $1.0 million and $0.9 million in fiscal years 2007, 2006, 2005, 2004, 2003, 2002, 2001, 2000, 1999, 1998 and 1997, respectively.

(j)
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

Pilgrim's Pride Corporation

A reconciliation of net income to EBITDA is as follows (in thousands):

	2007	2006	2005	2004	2003	2002	2001	2000	1999	1998	1997

Net Income (loss)	$47,017	$(34,232)	$264,979	$128,340	$56,036	$14,335	$41,137	$52,344	$65,253	$50,010	$41,036
Add:
Interest expense, net	121,117	40,553	43,932	52,129	37,981	32,003	29,342	17,779	17,666	20,148	22,075
I Income tax expense (benefit)	44,590	(2,085)	138,544	80,195	7,199	(12,425)	20,724	10,442	25,651	6,512	2,788
Depreciation and amortization(i)	204,903	135,133	134,944	113,788	74,187	70,973	55,390	36,027	34,536	32,591	29,796

Minus:
Amortization of capitalized financing costs(i)	6,554	2,606	2,321	1,951	1,477	1,417	1,860	1,236	1,063	993	913
EBITDA	411,073	136,763	580,078	372,501	173,926	103,469	144,733	115,356	142,043	108,268	94,782
Add:
Loss on early extinguishment of debt	26,463						1,433
Adjusted EBITDA	$437,536						$146,166

Note:  We have included EBITDA adjusted to exclude losses on early extinguishment of debt in fiscal 2007, as we believe investors may be interested in our EBITDA excluding this item as this is how our management analyzes EBITDA from continuing operations.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

▪ Description of the Company

The Company is the world’s largest chicken company and has one of the best known brand names in the chicken industry.  In the U.S., we produce both prepared and fresh chicken and fresh turkey. In Mexico and Puerto Rico, we exclusively produce fresh chicken.  Through vertical integration we control the breeding, hatching and growing of chickens.  Our products are sold to foodservice, retail and frozen entrée customers primarily through foodservice distributors, retailers and restaurants throughout the U.S. and Puerto Rico and in the northern and central regions of Mexico.  We operate in three business segments and two geographical areas.

▪ Recent Business Acquisition

On December 27, 2006, we acquired 88.9% of all outstanding common shares of Atlanta-based Gold Kist Inc. (“Gold Kist”).  Gold Kist was the third-largest chicken company in the U.S., accounting for approximately 9% of all chicken produced domestically in recent years.  On January 9, 2007, we acquired the remaining Gold Kist common shares, making Gold Kist a wholly owned subsidiary of Pilgrim’s Pride Corporation.  For financial reporting purposes, we have not included the operating results and cash flows of Gold Kist in our consolidated financial statements for the period from December 27, 2006 through December 30, 2006. The operating results and cash flows of Gold Kist from December 27, 2006 through December 30, 2006 were not material.

Pilgrim's Pride Corporation

We are in the process of fully integrating the operations of Gold Kist into the Company.  We intend to do this as rapidly as possible without interrupting the business.  We expect the acquisition and its integration will result in significant cost-saving opportunities and enhanced growth.  We are currently implementing an optimization plan for all production and distribution facilities and determining and implementing a “best practice” approach across all operations.

▪ Executive Summary

Overview.  Focus and concern abroad over avian influenza significantly reduced international demand for chicken products during fiscal 2006 when compared to fiscal 2005, leading at times to higher inventory levels and contributing to lower overall market pricing.  At the same time, industry production levels continued to increase, creating an oversupply situation and further weakening prices.  During fiscal 2006, the average market pricing for chicken leg quarters and breast meat declined approximately 19.7% and 15.8%, respectively, from fiscal 2005.  Additionally, our U.S. chicken sales volume for fiscal 2006 was 2.3% less than fiscal 2005 because of avian influenza concerns in the international markets.

The cost of corn, our primary feed ingredient, increased significantly from August 2006 to the date of this report.

In response to this challenging operating environment, we executed a multi-point plan designed to improve our competitive position:

-
First, we delayed one-half of our planned expansion in the Fresh Food Service Division of our Mayfield, Kentucky plant from July 2006 until September 2006, and the other half of this expansion from July 2006 until June 2007.

-
Second, beginning on July 1, 2006, we reduced our weekly slaughter rate by approximately 3%, which is equivalent to approximately 830,000 head per week.  Beginning on January 1, 2007, we further reduced weekly slaughter to achieve a 5% year-over-year decline, which is equivalent to approximately 1.3 million head per week.

-
Third, we reduced our capital investments for fiscal 2006 to $144 million.  Our original capital investment projection for the year had been in the range of $180-$200 million.  We focused only on those projects we deemed critically necessary to our business or those in which our immediate investment was judged by us to be in our best long-term interests.

-	Fourth, we sharpened our focus on reducing costs and operating more efficiently.

       Industry-wide production cutbacks implemented early in 2007 along with strong demand for our products created an improved pricing environment for our products in the last half of fiscal 2007 when compared to the same prior year period.  This allowed the Company to return to profitability in spite of further increases in the cost of feed ingredients during fiscal 2007.  During fiscal 2007, the average market pricing for chicken increased from the prior fiscal year.

Pilgrim's Pride Corporation

Additionally, our U.S. chicken sales volume in fiscal 2007 was 41.1% higher than fiscal 2006 due primarily to the Gold Kist acquisition.

We also experienced increased production and freight cost related to operational inefficiencies, labor shortages at several facilities and higher fuel costs.  We believe the labor shortages are attributable in part to heightened publicity of governmental immigration enforcement efforts, ongoing Company compliance efforts and continued changes in the Company’s employment practices in light of recently published governmental best practices and the pending new labor hiring regulations.

Results.  Net income for fiscal 2007 of $47.0 million is up $81.2 million from net loss of $34.2 million for fiscal 2006.  This increase is primarily due to a 7.8% increase in our selling prices and an improvement in our product mix on top of a 34.7% increase in volume because of the Gold Kist acquisition, offset by the increased cost of sales, net interest charges and other costs described below.

Offsetting the price and volume improvements were the following:

·
In addition to the effects of the Gold Kist acquisition, cost of sales increased from fiscal 2006 to fiscal 2007 due in part to higher feed ingredient and fuel costs between the two periods, operational inefficiencies and labor shortages.  Feed ingredients costs rose 38.2% and 31.3% in the U.S. and Mexico chicken divisions, respectively, due primarily to corn and soybean meal prices.

·	Net interest expense increased $80.6 million in fiscal 2007, when compared to fiscal 2006, due primarily to the financing of the Gold Kist acquisition.
·	We recognized $14.5 million and $12.0 million of losses on the early extinguishments of debt during the second and fourth quarters of fiscal 2007, respectively.

▪ Business Environment

Profitability in the poultry industry is materially affected by the commodity prices of feed ingredients, chicken and turkey, which are determined by supply and demand factors.  As a result, the chicken and turkey industries are subject to cyclical earnings fluctuations, which can be mitigated somewhat by:

- Business strategy;

-      Product mix;

-      Sales and marketing plans; and

-      Operating efficiencies.

       In an effort to reduce price volatility and to generate higher, more consistent profit margins, we have concentrated on the production and marketing of prepared foods products.  Prepared foods products generally have higher profit margins than our other products.  Also, the

Pilgrim's Pride Corporation

production and sale in the U.S. of prepared foods products reduces the impact of the costs of feed ingredients on our profitability.  Feed ingredient purchases are the single largest component of our cost of sales, representing approximately 35.8% of our consolidated cost of sales in fiscal 2007.  The production of feed ingredients is positively or negatively affected primarily by weather patterns throughout the world, the global level of supply inventories and demand for feed ingredients, and the agricultural policies of the U.S. and foreign governments.  The cost of corn and soybean meal, our primary feed ingredients, increased significantly from August 2006 until the date of this report, and there can be no assurance that the price of corn or soybean meal will not continue to rise as a result of, among other things, increasing demand for these products around the world and alternative uses of these products, such as ethanol and biodiesel production.  As further processing is performed, feed ingredient costs become a decreasing percentage of a product’s total production cost, thereby reducing their impact on our profitability.  Products sold in this form enable us to charge a premium, reduce the impact of feed ingredient costs on our profitability and improve and stabilize our profit margins.

As a significant portion of the U.S. poultry production is exported, the commodity prices of chicken and turkey can be, and in recent periods have been, adversely affected by disruptions in poultry export markets.  These disruptions are often caused by restrictions on imports of U.S.-produced poultry products imposed by foreign governments for a variety of reasons, including the protection of their domestic poultry producers and allegations of consumer health issues.  For example, Russia, China and Japan have restricted the importation of U.S.-produced poultry for both of these reasons in recent periods.  In addition, as described above, in fiscal 2006, focus and concern abroad over avian influenza significantly reduced international demand for chicken products.  In July 2003, the U.S. and Mexico entered into a safeguard agreement with regard to imports into Mexico of chicken leg quarters from the U.S.  Under this agreement, a tariff rate for chicken leg quarters of 98.8% of the sales price was established.  This tariff rate was reduced on January 1, 2007 to 19.8% and is scheduled to be reduced so that the final tariff rate at January 1, 2008 will be zero.  The tariff was imposed due to concerns that the duty-free importation of such products as provided by the North American Free Trade Agreement would injure Mexico’s poultry industry.  As such tariffs are reduced, we expect greater amounts of chicken to be imported into Mexico from the U.S., which could negatively affect the profitability of Mexican chicken producers, including our Mexico operations.  Because these disruptions in poultry export markets are often political, no assurances can be given as to when the existing disruptions will be alleviated or that new ones will not arise.

In October 2007, Mexico’s legislative bodies enacted La Ley del Impuesto Empresarial a Tasa Única (“IETU”), a new minimum corporation tax, which will be assessed on companies doing business in Mexico beginning January 1, 2008.  We are currently evaluating the anticipated impact that IETU will have on our business and operating results and there can be no assurance that IETU will not have a material adverse effect on our financial results.

Business Segments

       We operate in three reportable business segments as (1) a producer and seller of chicken products, (2) a producer and seller of turkey products and (3) a seller of other products.  Our chicken segment includes sales of chicken products we produce and purchase for resale in the U.S., including Puerto Rico, and Mexico.  Our chicken segment conducts separate operations in

Pilgrim's Pride Corporation

the U.S., Puerto Rico and Mexico and is reported as two separate geographical areas.  Substantially all of the assets and operations of the fiscal 2007 acquisition are included in our U.S. chicken segment since the date of acquisition.

Our turkey segment includes sales of turkey products we produce and purchase for resale in our turkey and distribution operations in the U.S.

Our other products segment includes distribution of non-poultry products that are purchased from third parties and sold to independent grocers and quick service restaurants.  Also included in this category are sales of table eggs, feed, protein products, live hogs and other items, some of which are produced or raised by the Company.

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

The following table presents certain information regarding our segments:

Pilgrim's Pride Corporation

	Fiscal Year Ended
	September 29, 2007(a)	September 30, 2006	October 1, 2005
		(In thousands)
Net Sales to Customers:
Chicken:
United States	$6,328,354	$4,098,403	$4,411,269
Mexico	488,466	418,745	403,353
Sub-total	6,816,820	4,517,148	4,814,622
Turkey	122,364	130,901	204,838
Other Products:
United States	638,738	570,510	626,056
Mexico	20,677	17,006	20,759
Sub-total	659,415	587,516	646,815
Total	$7,598,599	$5,235,565	$5,666,275
Operating Income (Loss):
Chicken:
United States	$192,447	$28,619	$405,662
Mexico	13,116	(17,960)	39,809
Sub-total	205,563	10,659	445,471
Turkey	(4,655)	(15,511)	(22,539)
Other Products:
United States	28,637	6,216	8,250
Mexico	2,992	1,638	4,630
Sub-total	31,629	7,854	12,880
Total	$232,537	$3,002	$435,812
Depreciation and Amortization: (b)
Chicken:
United States	$183,808	$109,346	$114,131
Mexico	11,015	11,305	12,085
Sub-total	194,823	120,651	126,216
Turkey	1,587	6,593	3,343
Other Products:
United States	8,278	7,743	5,196
Mexico	215	146	189
Sub-total	8,493	7,889	5,385
Total	$204,903	$135,133	$134,944
Total Assets:
Chicken:
United States	$3,247,812	$1,897,763	$2,059,579
Mexico	348,894	361,887	287,414
Sub-total	3,596,706	2,259,650	2,346,993
Turkey	69,653	76,908	77,319
Other Products:
United States	103,757	88,650	85,581
Mexico	4,120	1,660	2,010
Sub-total	107,877	90,310	87,591
Total	$3,774,236	$2,426,868	$2,511,903
Capital Expenditures (excluding acquisition):
Chicken:
United States	$164,449	$133,106	$102,470
Mexico	1,633	6,536	4,924
Sub-total	166,082	139,642	107,394
Turkey	502	257	3,604
Other Products:
United States	5,699	3,567	5,448
Mexico	40	416	142
Sub-total	5,739	3,983	5,590
Total	$172,323	$143,882	$116,588

Pilgrim's Pride Corporation

(a)
The Company acquired Gold Kist on December 27, 2006 for $1.139 billion.  For financial reporting purposes, we have not included the operating results and cash flows of Gold Kist in our consolidated financial statements for the period from December 27, 2006 through December 30, 2006.  The operating results and cash flows of Gold Kist from December 27, 2006 through December 30, 2006 were not material.

(b)
Includes amortization of capitalized financing costs of approximately $6.6 million, $2.6 million, and $2.3 million in fiscal 2007, 2006 and 2005, respectively, and amortization of intangible assets of approximately $6.3 million in fiscal 2007.

The following table presents certain items as a percentage of net sales for the periods indicated:

Fiscal Year Ended

	September 29, 2007	September 30, 2006	October 1, 2005
Net sales	100.0%	100.0%	100.0%
Cost and Expenses
Cost of sales	92.2	94.3	86.8
Gross profit	7.8	5.7	13.2
Selling, general and administrative expense	4.7	5.6	5.5
Operating income	3.1	0.1	7.7
Interest expense, net	1.6	0.8	0.7

Income (loss) before income taxes	1.2	(0.7)	7.1
Net income (loss)	0.6	(0.7)	4.7

Pilgrim's Pride Corporation

Results of Operations

Fiscal 2007 Compared to Fiscal 2006

Net Sales.  Net sales for fiscal 2007 increased $2,363.0 million, or 45.1%, over fiscal 2006.  The following table provides additional information regarding net sales (dollars in millions):

	Fiscal Year Ended
	September 29,	Change from	Percentage
Source	2007	Fiscal 2006	Change

Chicken:
United States	$6,328.3	$2,229.9	54.4%		(a)
Mexico	488.5	69.8	16.7%		(b)
	$6,816.8	$2,299.7	50.9%

Turkey	$122.4	$(8.5)	(6.5	) %	(c)

Other products:
United States	$638.7	$68.1	11.9%		(d)
Mexico	20.7	3.7	21.8%		(e)
	$659.4	$71.8	12.2%
Net Sales	$7,598.6	$2,363.0	45.1%

(a)
U.S. chicken sales increased primarily as the result of a 41.1% increase in volume due to the acquisition of Gold Kist on December 27, 2006, increases in the average selling prices of chicken and, for legacy Pilgrim’s Pride products, an improved product mix containing more higher-margin, value-added products.

(b)	Mexico chicken sales increased compared to fiscal year 2006, due primarily to increases in production and a 21.2% increase in pricing per pound sold.

(c)	Turkey sales declined due primarily to an 8.1% decrease in pricing of turkey products.

(d)	U.S. sales of other products increased primarily due to the acquisition of Gold Kist on December 27, 2006 and improved pricing from rendering operations.

(e)	Mexico other products sales increased due to increased sales volumes of and increased sales prices for commercial feed.

Pilgrim's Pride Corporation

Gross Profit.  Gross profit for fiscal 2007 increased $293.9 million, or 98.8%, over fiscal 2006.  The following table provides gross profit information (dollars in millions):

	Fiscal Year Ended			Percentage	Percentage
	September 29,	Change from	Percentage	of Net Sales	of Net Sales
Components	2007	Fiscal 2006	Change	Fiscal 2007	Fiscal 2006

Net sales	$7,598.6	$2,363.0	45.1%	100.0%	100.0%
Cost of sales	7,007.1	2,069.1	41.9%	92.2%	94.3%	(a)

Gross profit	$591.5	$293.9	98.8%	7.8%	5.7%	(b)

(a)
Cost of sales in the U.S. chicken operations increased $1,995.7 million due primarily to the acquisition of Gold Kist and increased quantities and costs of energy and feed ingredients.  We also experienced in fiscal 2007, and continue to experience, increased production and freight costs related to operational inefficiencies, labor shortages at several facilities and higher fuel costs.  We believe the labor shortages are attributable in part to heightened publicity of governmental immigration enforcement efforts, ongoing Company compliance efforts and continued changes in the Company’s employment practices in light of recently published governmental best practices and the pending new labor hiring regulations.  Cost of sales in our Mexico chicken operations increased primarily due to increased feed ingredient cost.

(b)	Gross profit as a percent of net sales improved 2.1 percentage points due to sales prices in the industry increasing in response to the increased cost of feed ingredients.

Pilgrim's Pride Corporation

Operating Income.  Operating income for fiscal 2007 compared to fiscal 2006 increased $229.5 million, as described in the following table (dollars in millions):

	Fiscal Year Ended
	September 29,	Change from	Percentage
Source	2007	Fiscal 2006	Change

Chicken:
United States	$192.5	$163.9	573.1%
Mexico	13.1	31.0	173.2%
	$205.6	$194.9	NM

Turkey	$(4.7)	$10.8	70.0%

Other Products:
United States	$28.6	$22.4	361.3%
Mexico	3.0	1.4	87.5%
	$31.6	$23.8	305.1%
Operating Income	$232.5	$229.5	NM
                                                        NM = Not meaningful

	Fiscal Year Ended			Percentage	Percentage
	September 29,	Change from	Percentage	of Net Sales	of Net Sales
Components	2007	Fiscal 2006	Change	Fiscal 2007	Fiscal 2006

Gross profit	$591.5	$293.9	98.8%	7.8%	5.7%
S Selling, general and administrative expense	359.0	64.4	21.9%	4.7%	5.6%	(a)

Operating income	$232.5	$229.5	NM	3.1%	0.1%	(b)
                                                       NM = Not meaningful

(a)	Selling, general and administrative expense increased due primarily to the acquisition of Gold Kist.

(b)
The increase in operating income when compared to fiscal 2006 is due primarily to the acquisition of Gold Kist, increases in the average selling prices of chicken, improved product mix and a reduction of selling, general and administrative expenses as a percentage of net sales, offset by increased production and freight costs and the other factors described above.

Interest Expense.  Consolidated interest expense increased 148.6% to $125.8 million in fiscal 2007, when compared to $50.6 million for fiscal 2006, due primarily to increased borrowing for the acquisition of Gold Kist.

Interest Income.  Interest income decreased 54.0% to $4.6 million in fiscal 2007, compared to $10.0 million in fiscal 2006, due to lower investment balances.

Loss on Early Extinguishment of Debt.  During fiscal 2007, the Company recognized loss on early extinguishment of debt of $26.4 million, which included premiums of $16.9 million along with unamortized loan costs of $9.5 million.  These losses related to the redemption of $77.5

Pilgrim's Pride Corporation

million of our 9 1/4/% Senior Subordinated Notes due 2013 and all of our 9 5/8% Senior Notes due 2011.

Income Tax Expense.  Consolidated income tax expense in fiscal 2007 was $44.6 million, compared to tax benefit of $2.1 million in fiscal 2006.  The increase in consolidated income tax expense is the result of the pretax earnings in fiscal 2007 versus pre-tax loss in the U.S. and Mexico in 2006 and an increase in tax contingency reserves.  In addition, fiscal 2006 included income tax expense of $25.8 million for the restructuring of the Mexico operations and subsequent repatriation of earnings from Mexico under the American Jobs Creation Act of  2004, and a $10.6 million benefit from a change in an estimate, both of which are described in Note A to the Consolidated Financial Statements.

Fiscal 2006 Compared to Fiscal 2005

Net Sales.  Net sales for fiscal 2006 decreased $430.7 million, or 7.6%, when compared to fiscal 2005.  The following table provides additional information regarding net sales (dollars in millions):

	Fiscal Year Ended
	September 30,	Change from	Percentage
Source	2006	Fiscal 2005	Change

Chicken:
United States	$4,098.4	$(312.8)	(7.1	) %	(a)
Mexico	418.7	15.3	3.8%		(b)
	$4,517.1	$(297.5)	(6.2	) %

Turkey	$130.9	$(73.9)	(36.1	) %	(c)

Other Products:
United States	$570.6	$(55.5)	(8.9	) %	(d)
Mexico	17.0	(3.8)	(18.3	) %	(e)
	$587.6	$(59.3)	(9.2	) %
Net Sales	$5,235.6	$(430.7)	(7.6	) %

(a)	U.S. chicken sales declined primarily due to 15.8% lower breast meat prices and 19.7% lower leg quarter prices and 2.3% reduction in volume.

(b)	Mexico chicken sales increased compared to fiscal year 2005, due primarily to increases in production, partially offset by a 9.1% decrease in pricing per pound sold.

(c)	Turkey sales declined due to our decision in the first quarter of fiscal 2006 to cease production of certain products at our Franconia, Pennsylvania turkey cooking operations.

(d)	U.S. sales of other products decreased primarily due to the divesture of certain distribution centers whose sales included a large volume of non-poultry products.

(e)	Mexico other products sales decreased due to reduced sales volumes of commercial feed.

Pilgrim's Pride Corporation

Gross Profit.  Gross profit for fiscal 2006 decreased $447.6 million, or 60.1%, over fiscal 2005.  The following table provides gross profit information (dollars in millions):

	Fiscal Year Ended	Change			Percentage	Percentage
	September 30,	from	Percentage		of Net Sales	of Net Sales
Components	2006	Fiscal 2005	Change		Fiscal 2006	Fiscal 2005

Net sales	$5,235.6	$(430.7)	(7.6	) %	100.0%	100.0%
Cost of sales	4,938.0	16.9	0.3%		94.3%	86.8%	(a)

Gross profit	$297.6	$(447.6)	(60.1	) %	5.7%	13.2%

(a)
Cost of sales in the U.S. chicken operations increased $71.8 million due primarily to increased energy and packaging costs.  Cost of sales in our turkey operations decreased significantly because of the restructuring of this division in fiscal 2004 and first quarter of fiscal 2006.  Cost of sales in our Mexico chicken operations increased $71.6 million primarily due to a 9.7% increase in production volumes.

Pilgrim's Pride Corporation

Operating Income.  Operating income for fiscal 2006 compared to fiscal 2005 decreased $432.8 million, or 99.3%, as described in the following table (dollars in millions):

	Fiscal Year Ended
	September 30,	Change from	Percentage
Source	2006	Fiscal 2005	Change

Chicken:
United States	$28.6	$(377.1)	(93.0	) %
Mexico	(17.9)	(57.7)	(145.0	) %
	$10.7	$(434.8)	(97.6	) %

Turkey	$(15.5)	$7.0	31.1%

Other Products:
United States	$6.2	$(2.0)	(24.4	) %
Mexico	1.6	(3.0)	(65.2	) %
	$7.8	$(5.0)	(39.1	) %
Operating Income	$3.0	$(432.8)	(99.3	) %

	Fiscal Year Ended				Percentage	Percentage
	September 30,	Change from	Percentage		of Net Sales	of Net Sales
Components	2006	Fiscal 2005	Change		Fiscal 2006	Fiscal 2005

Gross profit	$297.6	$(447.6)	(60.1	) %	5.7%	13.2%
S Sel l ing, general and administrative expense	294.6	(14.8)	(4.8	) %	5.6%	5.5%	(a)

Operating income	$3.0	$(432.8)	(99.3	) %	0.1%	7.7%	(b)

(a)	Selling, general and administrative expense decreased due primarily to a decrease in costs associated with our profit-based retirement and compensation plans.

(b)	The decrease in operating income when compared to fiscal 2005 is due primarily to lower market pricing for chicken products, as well as increased costs for energy and packaging.

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

Income Tax Expense.  Consolidated income tax benefit in fiscal 2006 was $2.1 million, compared to tax expense of $138.5 million in fiscal 2005.  The decrease in consolidated income tax expense is the result of the pretax loss in fiscal 2006 versus significant earnings in the U.S. and Mexico in fiscal 2005.  In addition, fiscal 2006 included income tax expense of $25.8 million for the restructuring of the Mexico operations and subsequent repatriation of earnings from Mexico under the American Jobs Creation Act of  2004, and a $10.6 million benefit from a

Pilgrim's Pride Corporation

change in an estimate, both of which are described in Note A to the Consolidated Financial Statements.

Liquidity and Capital Resources

The following table presents our available sources of liquidity as of September 29, 2007.

	Facility	Amount
Source of Liquidity	Amount	Outstanding	Available
(in millions)

Cash and cash equivalents	$--	$--	$66.2
Investments in available-for-sale securities	--	--	8.2
Debt facilities:
Revolving credit facilities	350.0	26.3	238.8	(a)
Revolving/term facility	550.0	--	550.0

Receivables purchase agreement	300.0	300.0	--

(a)	At September 29, 2007, the Company had $84.9 million in letters of credit outstanding relating to normal business transactions.

        In September 2006, the Company entered into an amended and restated revolver/term credit agreement with a maturity date of September 21, 2016.  At September 29, 2007 this revolver/term credit agreement provides for an aggregate commitment of $1.172 billion consisting of i) a $550 million revolving/term loan commitment and ii) $622.4 million in various term loans.  At September 29, 2007, the Company had nothing outstanding under the revolver and $622.4 million outstanding in various term loans.  The total credit facility is presently secured by certain fixed assets with a current availability of $550.0 million. From time to time, if certain conditions are satisfied, the Company has the right to increase the revolving/term loan commitment and term loan commitment to a total maximum amount of $1.0 billion and $750 million, respectively.  Borrowings under the revolving/term loan commitment are available on a revolving basis until September 21, 2011 at which time the outstanding borrowings will be converted to a term loan maturing on September 21, 2016.  The fixed rate term loans bear interest at rates ranging from 6.84% to 7.06%.  The voluntary converted loans bear interest at rates ranging from LIBOR plus 1.0% - 2.0% depending upon the Company’s total debt to capitalization ratio.  The floating rate term loans bear interest at LIBOR plus 1.50%-1.75% based on the ratio of the Company’s debt to EBITDA, as defined in the agreement.  The revolving/term loans provide for interest rates ranging from LIBOR plus 1.0%-2.0% depending upon the Company’s total debt to capitalization ratio.  Revolving/term loans converted to term loans on September 21, 2011 will be payable in equal quarterly principal payments of 10% per annum of the original principal amount beginning the calendar quarter following the conversion date with the remaining balance due on the maturity date.  Of the term loans outstanding, $208.7 million must be repaid in equal quarterly principal payments of 1% per annum of the original principal

Pilgrim's Pride Corporation
amount, with the remaining balance due on the maturity date.  All borrowings are subject to the availability of eligible collateral and no material adverse change provisions.  Commitment fees charged on the unused balance of this facility range from 0.20% to 0.40% depending upon the Company’s total debt to capitalization ratio.  One-half of the outstanding obligations under the revolver/term credit agreement are guaranteed by Pilgrim Interests, Ltd., an entity related to our Senior Chairman, Lonnie "Bo" Pilgrim.

On December 15, 2006, the Company borrowed $100 million at 6.84% under our revolver/term credit agreement and used substantially all of the funds to repay, in full, term loans payable to an insurance company under a note purchase agreement maturing in 2012 and 2013.

In January 2007, the Company borrowed (1) $780 million under our revolver/term credit agreement and (2) $450 million under our bridge loan agreement to fund the Gold Kist acquisition.  On January 24, 2007, the Company closed on the sale of $400 million of 7 5/8% Senior Notes due 2015 (the “Senior Notes”) and $250 million of 8 3/8% Senior Subordinated Notes due 2017 (the “Subordinated Notes”), sold at par.  Interest is payable on May 1 and November 1 of each year, beginning November 1, 2007.  We may redeem all or part of the Senior Notes on or after May 1, 2011.  We may redeem all or part of the Subordinated Notes on or after May 1, 2012.  Before May 1, 2010, we also may redeem up to 35% of the aggregate principal amount of each of the Senior Notes and the Subordinated Notes with the proceeds of certain equity offerings.  Each of these optional redemptions is at a premium as described in the indentures under which the notes were issued.  The proceeds from the sale of the notes, after underwriting discounts, were used to (1) retire the loans outstanding under our bridge loan agreement, (2) repurchase $77.5 million of the Company’s 9 1/4% Senior Subordinated Notes due 2013 at a premium of $7.4 million plus accrued interest of $1.3 million and (3) reduce outstanding revolving loans under our revolver/term credit agreement.  Loss on early extinguishment of debt includes the $7.4 million premium along with unamortized loan costs of $7.1 million related to the retirement of these Notes.

On September 21, 2007, the Company redeemed all of its 9 5/8% Senior Notes due 2011 at a total cost of $307.5 million.  To fund a portion of the aggregate redemption price, the Company sold $300 million of trade receivables under its Receivables Purchase Agreement.  Loss on early extinguishment of debt includes the $9.5 million premium along with unamortized loan costs of $2.5 million related to the retirement of these Notes.

As of September 29, 2007, we had a $300.0 million commitment under a domestic revolving credit facility that provides for interest rates ranging from LIBOR plus 0.75-1.75% depending upon our total debt to capitalization ratio.  From time to time, if certain conditions are satisfied, the Company has the right to increase the revolving commitment to a total maximum amount of $450 million.  At September 29, 2007, $215.1 million was available for borrowing under the domestic revolving credit facility.  Borrowings against this facility are subject to the availability of eligible collateral and no material adverse change provisions.  The obligations under this facility are secured by domestic chicken inventories.  Commitment fees charged on the unused balance of this facility range from 0.175% to 0.35% depending upon the Company’s total debt to capitalization ratio.  One-half of the outstanding obligations under the domestic revolving credit facility are guaranteed by Pilgrim Interests, Ltd., an entity related to our Senior Cairman, Lonnie "Bo" Pilgrim.

Pilgrim's Pride Corporation

On September 25, 2006, a subsidiary of the Company, Avícola Pilgrim’s Pride de México, S. de R.L. de C.V. (the “Borrower”), entered into a secured revolving credit agreement of up to $75 million with a final maturity date of September 25, 2011.  In March 2007, the Borrower elected to reduce the commitment under this agreement to approximately $50 million.  Outstanding amounts bear interest at rates ranging from the higher of the Prime Rate or Federal Funds Effective Rate plus 0.5%; LIBOR plus 1.25%-2.75%; or TIIE plus 1.05%-2.55% depending on the loan designation.  Obligations under this agreement are secured by a security interest in and lien upon all capital stock and other equity interests of the Company’s Mexican subsidiaries.  All the obligations of the Borrower are secured by unconditional guaranty by the Company.  At September 29, 2007, $26.3 million was outstanding and approximately $23.7 million was available for borrowings.  All borrowings are subject to no material adverse effect provisions.

We also maintain operating leases for various types of equipment, some of which contain residual value guarantees for the market value of assets at the end of the term of the lease.  The terms of the lease maturities range from one to seven years.  We estimate the maximum potential amount of the residual value guarantees is approximately $21.1 million; however, the actual amount would be offset by any recoverable amount based on the fair market value of the underlying leased assets.  No liability has been recorded related to this contingency as the likelihood of payments under these guarantees is not considered to be probable and the fair value of the guarantees is immaterial.  We historically have not experienced significant payments under similar residual guarantees.

At September 29, 2007, our working capital decreased to $379.1 million and our current ratio decreased to 1.42 to 1, compared with working capital of $528.8 million and a current ratio of 1.92 to 1 at September 30, 2006, primarily due to lower cash balances and receivables and higher accounts payable and accrued liabilities, partially offset by increased inventories.

Trade accounts and other receivables were $130.2 million at September 29, 2007, compared to $263.1 million at September 30, 2006.  The $132.9 million, or 50.5%, decrease in trade accounts and other receivables was primarily due to the September 2007 sale of $300.0 million trade receivables under the Receivables Purchase Agreement, partially offset by receivables obtained from the Gold Kist acquisition.

Inventories were $961.9 million at September 29, 2007, compared to $585.9 million at September 30, 2006.  The $376.0 million, or 64.2%, increase in inventories was primarily due to the Gold Kist acquisition and increased product costs in finished chicken products and live inventories as a result of higher feed ingredient costs.

Accounts payable increased $108.6 million, or 37.0%, to $402.3 million at September 29, 2007, compared to $293.7 million at September 30, 2006.  The increase was primarily due to the Gold Kist acquisition and higher feed ingredient costs.

Accrued liabilities increased $227.2 million, or 83.3%, to $500.0 million compared to $272.8 million at September 30, 2006.  This increase is due primarily to the Gold Kist acquisition.

        Cash flows provided by operating activities were $464.0 million and $30.4 million for fiscal 2007 and 2006, respectively.  The increase in cash flows provided by operating activities for

Pilgrim's Pride Corporation

fiscal 2007 when compared to fiscal 2006 was primarily due to increased net income and lower receivables.

Cash flows provided by (used in) investing activities were ($1.184) billion and $32.3 million for fiscal 2007 and 2006, respectively.  Cash of $1.102 billion was used to acquire Gold Kist.  Capital expenditures (excluding business acquisitions) of $172.3 million and $143.8 million for fiscal years 2007 and 2006, respectively, were primarily incurred to acquire and expand certain facilities, improve efficiencies, reduce costs and for the routine replacement of equipment.  Cash was used to purchase investment securities of $125.0 million in fiscal 2007 and $318.3 million in fiscal 2006.  Cash proceeds in fiscal 2007 from the sale or maturity of investment securities was $208.7 million.  We anticipate spending approximately $290 million to $300 million in fiscal 2008 to improve efficiencies and for the routine replacement of equipment at our current operations.  We expect to finance such expenditures with available cash and operating cash flows and existing revolving/term and revolving credit facilities.

Cash flows used in financing activities were $630.2 million and $38.8 million for the fiscal years 2007 and 2006, respectively.  The increase in cash provided by financing activities for fiscal 2007, when compared to fiscal 2006, was attributable to proceeds received from long-term debt, including proceeds of $1.23 billion borrowed to fund the Gold Kist acquisition.

We are a party to many routine contracts in which we provide general indemnities in the normal course of business to third parties for various risks.  Among other considerations, we have not recorded a liability for any of these indemnities as, based upon the likelihood of payment, the fair value of such indemnities is immaterial.

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

Pilgrim's Pride Corporation

by letters of credit obtained by us under our revolving credit facilities which are secured by our domestic chicken inventories.  The bonds will be recorded as debt of the Company if and when they are spent to fund construction.

In connection with the Receivables Purchase Agreement dated June 26, 1998, as amended, the Company sells, on a revolving basis, certain of its trade receivables (the “Pooled Receivables”) to a special purpose corporation wholly owned by the Company, which in turn sells a percentage ownership interest to third parties.  As of September 29, 2007, $300.0 million in Pooled Receivables had been sold.  During fiscal 2006 and 2005 there were no Pooled Receivables sold.  The gross proceeds resulting from the sale are included in cash flows from operating activities in the Consolidated Statements of Cash Flows.  Losses on these sales were immaterial.

Contractual Obligations

Contractual obligations at September 29, 2007 were as follows (dollars in millions):

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt(a)	$1,321.4	$2.9	$3.7	$29.3	$1,285.5
Guarantee fees	31.2	3.6	7.0	7.0	13.6
Operating leases	147.5	46.8	65.4	30.3	5.0
Purchase obligations	40.1	40.1	--	--	--
Total	$1,540.2	$93.4	$76.1	$66.6	$1,304.1

(a)	Excludes $84.9 million in letters of credit outstanding related to normal business transactions.

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

Pilgrim's Pride Corporation

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

Inventory.  Live poultry inventories are stated at the lower of cost or market and breeder hens at the lower of cost, less accumulated amortization, or market.  The costs associated with breeder hens are accumulated up to the production stage and amortized over their productive lives using the unit-of-production method.  Finished poultry products, feed, eggs and other inventories are stated at the lower of cost (first-in, first-out method) or market.  We record valuations and adjustments for our inventory and for estimated obsolescence at or equal to the difference between the cost of inventory and the estimated market value based upon known conditions affecting inventory obsolescence, including significantly aged products, discontinued product lines, or damaged or obsolete products.  We allocate meat costs between our various finished poultry products based on a by-product costing technique that reduces the cost of the whole bird by estimated yields and amounts to be recovered for certain by-product parts.  This primarily includes leg quarters, wings, tenders and offal, which are carried in inventory at the estimated recovery amounts, with the remaining amount being reflected as our breast meat cost.  Generally, the Company performs an evaluation of whether any lower of cost or market adjustments are required at the segment level based on a number of factors, including: (i) pools of related inventory, (ii) product continuation or discontinuation, (iii) estimated market selling prices and (iv) expected distribution channels.  If actual market conditions or other factors are less favorable than those projected by management, additional inventory adjustments may be required.

Property, Plant and Equipment. The Company records impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets.  The impairment charge is determined based upon the amount the net book value of the assets exceeds their fair market value.  In making these determinations, the Company utilizes certain assumptions, including, but not limited to:  (i) future cash flows estimated to be generated by these assets, which are based on additional assumptions such as asset utilization, remaining length of service and estimated salvage values; (ii) estimated fair market value of the assets; and (iii) determinations with respect to the lowest level of cash flows relevant to the respective impairment test, generally groupings of related operational facilities.

Litigation and Contingent Liabilities.  The Company is subject to lawsuits, investigations and other claims related to employment, environmental, product and other matters, and is required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses.  A determination of the amount of reserves required, including legal defense costs, if any, for these contingencies is made when losses are determined to be probable and reasonably estimatible and after considerable analysis of each individual issue.  These reserves may change in the future due to favorable or adverse judgments, changes in the

Pilgrim's Pride Corporation

Company’s assumptions, the effectiveness of strategies or other factors beyond the Company’s control.

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

Income Taxes.  The Company recognizes deferred tax assets and liabilities for the effect of temporary differences between the book and tax bases of recorded assets and liabilities.  Taxes are provided for international subsidiaries based on the assumption that their earnings are indefinitely reinvested in foreign subsidiaries and as such deferred taxes are not provided for in U.S. income taxes that would be required in the event of distribution of these earnings.  We also reduce deferred tax assets by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.  We review the recoverability of any tax assets recorded on the balance sheet, primarily operating loss carryforwards, based on both historical and anticipated earnings levels of the individual operations and provide a valuation allowance when it is more likely than not that amounts will not be recovered.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Market Risk Sensitive Instruments and Positions

Pilgrim's Pride Corporation

The risk inherent in our market risk sensitive instruments and positions is primarily the potential loss arising from adverse changes in the price of feed ingredients, foreign currency exchange rates and interest rates as discussed below.  The Company does not believe its market risk related to its available-for-sale securities is material.  The sensitivity analyses presented do not consider the effects that such adverse changes may have on overall economic activity, nor do they consider additional actions our management may take to mitigate our exposure to such changes.  Actual results may differ.

Feed Ingredients.  We purchase certain commodities, primarily corn and soybean meal.  As a result, our earnings are affected by changes in the price and availability of such feed ingredients.  As market conditions dictate, we will from time to time fix future feed ingredient prices using various hedging techniques, including forward purchase agreements with suppliers and futures contracts.  We do not use such financial instruments for trading purposes and are not a party to any leveraged derivatives.  Market risk is estimated as a hypothetical 10% increase in the weighted-average cost of our primary feed ingredients as of September 29, 2007.  Based on our feed consumption during fiscal 2007, such an increase would have resulted in an increase to cost of sales of approximately $236.3 million.  A 10% change in ending feed ingredients inventories at September 29, 2007 would be $5.0 million, excluding any potential impact on production costs of chicken and turkey inventory.

Foreign Currency.  Our earnings are affected by foreign exchange rate fluctuations related to the Mexican peso net monetary position of our Mexico subsidiaries.  We manage this exposure primarily by attempting to minimize our Mexican peso net monetary position, but from time to time, we have also considered executing hedges to help minimize this exposure.  Such instruments, however, have historically not been economically feasible.  We are also exposed to the effect of potential exchange rate fluctuations to the extent that amounts are repatriated from Mexico to the U.S.  However, we currently anticipate that the future cash flows of our Mexico subsidiaries will be reinvested in our Mexico operations.  In addition, the Mexican peso exchange rate can directly and indirectly impact our results of operations and financial position in several ways, including potential economic recession in Mexico resulting from a devalued peso.  The impact on our financial position and results of operations resulting from a hypothetical change in the exchange rate between the U.S. dollar and the Mexican peso cannot be reasonably estimated.  Foreign currency exchange gains and losses, representing the change in the U.S. dollar value of the net monetary assets of our Mexico subsidiaries denominated in Mexican pesos, was a loss of $ 1.4 million in fiscal 2007, a loss of $0.1 million in fiscal 2006, and a gain of $0.5 million in fiscal 2005.  On September 29, 2007, the Mexican peso closed at 10.93 to 1 U.S. dollar, compared to 11.01 at September 30, 2006.  No assurance can be given as to how future movements in the peso could affect our future earnings.

Interest Rates.  Our earnings are also affected by changes in interest rates due to the impact those changes have on our variable-rate debt instruments.  We had variable-rate debt instruments representing approximately 34.5% of our long-term debt at September 29, 2007.  Holding other variables constant, including levels of indebtedness, a 25 basis points increase in interest rates would have increased our interest expense by $1.1 million for fiscal 2007.  These amounts are determined by considering the impact of the hypothetical interest rates on our variable-rate long-term debt at September 29, 2007.

Pilgrim's Pride Corporation

Market risk for fixed-rate long-term debt is estimated as the potential increase in fair value resulting from a hypothetical 25 basis points decrease in interest rates and amounts to approximately $3.4 million as of September 29, 2007, using discounted cash flow analysis.

Impact of Inflation.  Due to low to moderate inflation in the U.S. and Mexico and our rapid inventory turnover rate, the results of operations have not been significantly affected by inflation during the past three-year period.

Item 8.  Financial Statements and Supplementary Data

The consolidated financial statements together with the report of our independent registered public accounting firm and financial statement schedule are included on pages 86 through 118 of this report.  Financial statement schedules other than those included herein have been omitted because the required information is contained in the consolidated financial statements or related notes, or such information is not applicable.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

Item 9A.  Controls and Procedures

As of September 29, 2007, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Senior Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based on that evaluation, the Company’s management, including the Senior Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer, concluded the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that information we are required to disclose in our reports filed with the Securities and Exchange Commission is accumulated and communicated to our management, including our Senior Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In the fourth quarter of fiscal 2007, the Company substantially completed the integration of Gold Kist’s accounting processes into the legacy systems, policies and procedures of Pilgrim’s Pride.

        In connection with the evaluation described above, the Company’s management, including the Senior Chairman of the Board, Chief Executive Officer and Chief Financial Officer, indentified no other change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 29, 2007and that has materially

Pilgrim's Pride Corporation

affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, PPC’s management assessed the design and operating effectiveness of internal control over financial reporting as of September 29, 2007 based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organization of theTreadway Commission.

Based on this assessment, management concluded that PPC’s internal control over financial reporting was effective as of September 29, 2007.  Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of September 29, 2007.  That report is included herein.

/s/ Lonnie “Bo” Pilgrim
Lonnie “Bo” Pilgrim
Senior Chairman of the Board of Directors

/s/ O. B. Goolsby, Jr.
O. B. Goolsby, Jr.
President,
Chief Executive Officer
Director

/s/ Richard A. Cogdill
Richard A. Cogdill
Chief Financial Officer
Secretary and Treasurer
Director

Pilgrim's Pride Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders
Pilgrim’s Pride Corporation

We have audited Pilgrim's Pride Corporation’s internal control over financial reporting as of September 29, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Pilgrim's Pride Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Pilgrim's Pride Corporation maintained, in all material respects, effective internal control over financial reporting as of September 29, 2007, based on the COSO criteria.

Pilgrim's Pride Corporation

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pilgrim's Pride Corporation as of September 29, 2007 and September 30, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 29, 2007, of Pilgrim's Pride Corporation, and our report dated November 13, 2007, expressed an unqualified opinion thereon.

Ernst & Young LLP

Dallas, Texas
November 13, 2007

Pilgrim's Pride Corporation

Item 9B.  Other Information

Not Applicable.

Pilgrim's Pride Corporation

PART III

Item 10.  Directors and Executive Officers and Corporate Governance

Certain information regarding our executive officers has been presented under “Executive Officers” included in Item 1. “Business,” above.

Reference is made to the section entitled “Election of Directors” of the Company’s Proxy Statement for its 2008 Annual Meeting of Stockholders, which section is incorporated herein by reference.

Reference is made to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s Proxy Statement for its 2008 Annual Meeting of Stockholders, which section is incorporated herein by reference.

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

See Item 13.  “Certain Relationships and Related Transactions, and Director Independence.”

Item 11.                     Executive Compensation

See Item 13.  “Certain Relationships and Related Transactions, and Director Independence.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

See Item 13.  “Certain Relationships and Related Transactions, and Director Independence.”

As of September 29, 2007, the Company did not have any compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance by the Company.

Item 13.                     Certain Relationships and Related Transactions, and Director Independence

Additional information responsive to Items 10, 11, 12 and 13 is incorporated by reference from the sections entitled “Security Ownership,” “Board of Directors Independence,” “Committees of the Board of Directors,” “Election of Directors,” “Report of the Compensation Committee,” “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Certain Transactions” of the Company’s Proxy Statement for its 2008 Annual Meeting of Stockholders.

Pilgrim's Pride Corporation

Item 14.  Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference from the section entitled “Independent Registered Public Accounting Firm Fee Information” of the Company’s Proxy Statement for its 2008 Annual Meeting of Stockholders.

Pilgrim's Pride Corporation

PART IV

Item 15.                     Exhibits and Financial Statement Schedules

(a)		Financial Statements

	(1)	The financial statements and schedules listed in the index to financial statements and schedules on page 3 of this report are filed as part of this report.

(2)
All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.

	(3)	The financial statements schedule entitled “Valuation and Qualifying Accounts and Reserves” is filed as part of this report on page 118.

(b)		Exhibits

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

2.3
Agreement and Plan of Merger dated as of December 3, 2006, by and among the Company, Protein Acquisition Corporation, a wholly-owned subsidiary of the Company, and Gold Kist Inc. (incorporated by reference from Exhibit 99.(D)(1) to Amendment No. 11 to the Company’s Tender Offer Statement on Schedule TO filed on December 5, 2006).

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

Pilgrim's Pride Corporation

4.4	Form of 9 ¼% Note due 2013 (incorporated by reference from Exhibit 4.3 of the Company's Registration Statement on Form S-4 (No. 333-111975) filed on January 16, 2004).

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

4.7	Form of 7 5/8% Senior Note due 2015 (incorporated by reference from Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on January 24, 2007).

4.8
Senior Subordinated Debt Securities Indenture dated as of January 24, 2007, by and between the Company and Wells Fargo Bank, National Association, as trustee (incorporated by reference from Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on January 24, 2007).

4.9
First Supplemental Indenture to the Senior Subordinated Debt Securities Indenture dated as of January 24, 2007, by and between the Company and Wells Fargo Bank, National Association, as trustee (incorporated by reference from Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on January 24, 2007).

4.10	Form of 8 3/8% Subordinated Note due 2017 (incorporated by reference from Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on January 24, 2007).

10.1	Pilgrim’s Industries, Inc. Profit Sharing Retirement Plan, restated as of July 1, 1987 (incorporated by reference from Exhibit 10.1 of the Company’s Form 8-K filed on July 1, 1992). …

10.2	Senior Executive Performance Bonus Plan of the Company (incorporated by reference from Exhibit A in the Company’s Proxy Statement dated December 13, 1999). …

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

Pilgrim's Pride Corporation

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

10.11
Receivables Purchase Agreement dated June 26, 1998 between Pilgrim’s Pride Funding Corporation, as Seller, Pilgrim’s Pride Corporation, as Servicer, Pooled Accounts Receivable Capital Corporation, as Purchaser, and Nesbitt Burns Securities Inc., as Agent (incorporated by reference from Exhibit 10.33 of the Company’s Quarterly Report on Form 10-Q for the three months ended June 27, 1998).

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

Pilgrim's Pride Corporation

10.16
Amendment No. 1 dated as of July 12, 2002 to Receivables Purchase Agreement dated as of June 26, 1998 among Pilgrim’s Pride Funding Corporation, the Company, Fairway Finance Corporation (as successor in interest to Pooled Accounts Receivable Capital Corporation) and BMO Nesbitt Burns Corp. (f/k/a Nesbitt Burns Securities Inc.) (incorporated by reference from Exhibit 10.32 of the Company’s Annual Report on Form 10-K filed on December 6, 2002).

10.17
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

10.18
Agricultural Lease between Pilgrim’s Pride Corporation (Lessor) and Patrick W. Pilgrim (Tenant) dated May 1, 2003 (incorporated by reference from Exhibit 10.15 of the Company’s Quarterly Report on Form 10-Q filed July 23, 2003).

10.19
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

10.20
Amendment No. 1 dated as of December 31, 2003 to Purchase and Contribution Agreement dated as of June 26, 1998, between Pilgrim's Pride Funding Corporation and Pilgrim's Pride Corporation (incorporated by reference from Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q filed February 4, 2004).

10.21	Employee Stock Investment Plan of the Company (incorporated by reference from Exhibit 4.1 of the Company's Registration Statement on Form S-8 (No. 333-111929) filed on January 15, 2004). …

10.22
Purchase and Amendment Agreement between Pilgrim's Pride Corporation and ConAgra Foods, Inc. dated August 3, 2005 (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K dated August 4, 2005).

10.23	Amended and Restated 2005 Deferred Compensation Plan of the Company (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 30, 2005). …

10.24
Vendor Service Agreement dated effective December 28, 2005 between Pilgrim's Pride Corporation and Pat Pilgrim (incorporated by reference from Exhibit 10.2 of the Company's Current Report on Form 8-K dated January 6, 2006).

Pilgrim's Pride Corporation

10.25
Transportation Agreement dated effective December 28, 2005 between Pilgrim's Pride Corporation and Pat Pilgrim (incorporated by reference from Exhibit 10.3 of the Company's Current Report on Form 8-K dated January 6, 2006).

10.26
Ground Lease Agreement dated effective January 4, 2006 between Pilgrim's Pride Corporation and Pat Pilgrim (incorporated by reference from Exhibit 10.4 of the Company's Current Report on Form 8-K dated January 6, 2006).

10.27
Credit Agreement by and among the Avícola Pilgrim’s Pride de México, S. de R.L. de C.V. (the "Borrower"), Pilgrim's Pride Corporation, certain Mexico subsidiaries of the Borrower, ING Capital LLC, and the lenders signatory thereto dated as of September 25, 2006 (incorporated by reference from Exhibit 10.1 of the Company's Current Report on Form 8-K filed on September 28, 2006).

10.28
2006 Amended and Restated Credit Agreement by and among CoBank, ACB, Agriland, FCS and the Company dated as of September 21, 2006 (incorporated by reference from Exhibit 10.2 of the Company's Current Report on Form 8-K filed on September 28, 2006).

10.29
First Amendment to the Pilgrim’s Pride Corporation Amended and Restated 2005 Deferred Compensation Plan Trust, dated as of November 29, 2006 (incorporated by reference from Exhibit 10.03 of the Company’s Current Report on Form 8-K filed on December 05, 2006). …

10.30
Agreement and Plan of Merger dated as of December 3, 2006, by and among the Company, the Purchaser and Gold Kist Inc. (incorporated by reference from Exhibit 99.(D)(1) to Amendment No. 11 to the Company’s Tender Offer Statement on Schedule TO filed on December 5, 2006).

10.31
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

10.32
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

10.33
Fourth Amended and Restated Secured Credit Agreement, dated as of February 8, 2007, by and among the Company, To-Ricos, Ltd., To-Ricos Distribution, Ltd., Bank of Montreal, as agent, SunTrust Bank as syndication agent, U.S. Bank National Association and Wells Fargo Bank, National Association as Co-Documentation Agents, BMO Capital Market as lead arranger, and the other lenders signatory thereto (incorporated by reference from Exhibit 10.01 of the Company’s Current Report on Form 8-K dated February 12, 2007).

Pilgrim's Pride Corporation

10.34
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

10.35
First Amendment to Credit Agreement, dated as of March 15, 2007, by and among the Borrower, the Company, the Subsidiary Guarantors, ING Capital LLC, and the Lenders (incorporated by reference from Exhibit 10.01 of the Company’s Current Report on Form 8-K dated March 20, 2007).

10.36
Fourth Amendment to Credit Agreement, dated as of July 3, 2007, by and among the Company as borrower, CoBank, ACB, as lead arranger and co-syndication agent, and the sole book runner, and as administrative, documentation and collateral agent, Agriland, FCS, as co-syndication agent, and as syndication party, and the other syndication parties signatory thereto (incorporated by reference from Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed July 31, 2007).

10.37
Amendment No. 5 to Receivables Purchase Agreement dated as of August 20, 2007, among the Company, Pilgrim's Pride Funding Corporation, Fairway Finance Company, LLC and BMO Capital Markets Corp. (incorporated by reference from Exhibit 10.01 of the Company’s Current Report on Form 8-K dated August 24, 2007).

10.38
Retirement and Consulting Agreement dated as of October 10, 2007, between the Company and Clifford E. Butler (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K dated October 10, 2007). …

10.39
Fifth Amendment to Credit Agreement, dated as of August 7, 2007, by and among the Company as borrower, CoBank, ACB, as lead arranger and co-syndication agent, and the sole book runner, and as administrative, documentation and collateral agent, Agriland, FCS, as co-syndication agent, and as syndication party, and the other syndication parties signatory thereto.*

10.40
Sixth Amendment to Credit Agreement, dated as of November 7, 2007, by and among the Company as borrower, CoBank, ACB, as administrative agent, and the other syndication parties signatory thereto (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K dated November 13, 2007).

12	Ratio of Earnings to Fixed Charges for the years ended September 29, 2007, September 30, 2006, October 1, 2005, October 2, 2004, September 27, 2003, and September 28, 2002.*

21	Subsidiaries of Registrant.*

23	Consent of Ernst & Young LLP.*

31.1	Certification of Co-Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Pilgrim's Pride Corporation

31.2	Certification of Co-Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Co-Principal Executive Officer of Pilgrim's Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Co-Principal Executive Officer of Pilgrim's Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.3	Certification of Chief Financial Officer of Pilgrim's Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*Filed herewith

…Represents a management contract or compensation plan arrangement

Pilgrim's Pride Corporation

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 19h day of November 2007.

                                                           PILGRIM’S PRIDE CORPORATION

By:	/s/ Richard A. Cogdill
Richard A. Cogdill
Chief Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)

Pilgrim's Pride Corporation

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Lonnie “Bo” Pilgrim	Senior Chairman of the Board	11/19/07
Lonnie “Bo” Pilgrim

/s/ Lonnie Ken Pilgrim	Chairman of the Board	11/19/07
Lonnie Ken Pilgrim

/s/ Clifford E. Butler	Vice Chairman of the Board	11/19/07
Clifford E. Butler

/s/ O.B. Goolsby, Jr.	President	11/19/07
O.B. Goolsby, Jr.	Chief Executive Officer
Director

/s/ Richard A. Cogdill	Chief Financial Officer,	11/19/07
Richard A. Cogdill	Secretary and Treasurer
Director
(Principal Financial and Accounting Officer)

/s/ Charles L. Black	Director	11/19/07
Charles L. Black

/s/ Linda Chavez	Director	11/16/07
Linda Chavez

/s/ S. Key Coker	Director	11/19/07
S. Key Coker

/s/ Keith W. Hughes	Director	11/19/07
Keith W. Hughes

Pilgrim's Pride Corporation

/s/ Blake D. Lovette	Director	11/19/07
Blake D. Lovette

/s/ Vance C. Miller, Sr.	Director	11/19/07
Vance C. Miller, Sr.

/s/ James G. Vetter, Jr.	Director	11/19/07
James G. Vetter, Jr.

/s/ Donald L. Wass, Ph.D.	Director	11/19/07
Donald L. Wass, Ph.D.

Pilgrim's Pride Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Pilgrim’s Pride Corporation

We have audited the accompanying consolidated balance sheets of Pilgrim’s Pride Corporation as of September 29, 2007 and September 30, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 29, 2007.  Our audits also included the financial statement schedule listed in the index at Item 15(a).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pilgrim’s Pride Corporation as of September 29, 2007 and September 30, 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 29, 2007, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Pilgrim's Pride Corporation’s internal control over financial reporting as of September 29, 2007 based on criteria established in Internal Control - Integrated Frameworkissued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated November 13, 2007, expressed an unqualified opinion thereon.
Ernst & Young LLP
Dallas, Texas
November 13, 2007

Pilgrim's Pride Corporation

Consolidated Balance Sheets
Pilgrim’s Pride Corporation

(In thousands, except share and per share data)	September 29, 2007	September 30, 2006
Assets
Current Assets:
Cash and cash equivalents	$66,168	$156,404
Investment in available-for-sale securities	8,153	21,246
Trade accounts and other receivables, less allowance for doubtful accounts	130,173	263,149
Inventories	961,885	585,940
Income taxes receivable	61,901	39,167
Current deferred taxes	8,095	7,288
Other current assets	47,959	32,480
Total Current Assets	1,284,334	1,105,674

Investment in Available-for-Sale Securities	46,035	115,375
Other Assets	138,546	50,825
Goodwill	505,166	--
Property, Plant and Equipment:
Land	115,101	52,493
Buildings, machinery and equipment	2,391,154	1,702,949
Autos and trucks	59,559	57,177
Construction in progress	124,193	63,853
	2,690,007	1,876,472
Less accumulated depreciation	(889,852)	(721,478)
	1,800,155	1,154,994
	$3,774,236	$2,426,868
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$402,316	$293,685
Accrued expenses	500,014	272,830
Current maturities of long-term debt	2,872	10,322
Total Current Liabilities	905,202	576,837

Long-Term Debt, Less Current Maturities	1,318,558	554,876
Deferred Income Taxes	326,570	175,869
Other Long-Term Liabilities	51,685	1,958

Commitments and Contingencies	--	--
Stockholders’ Equity:
Preferred stock, $.01 par value, 5,000,000 authorized shares; none issued	--	--
Common stock – $.01 par value, 160,000,000 authorized shares; 66,555,733 issued and outstanding	665	665
Additional paid-in capital	469,779	469,779
Retained earnings	687,775	646,750
Accumulated other comprehensive income	14,002	134
Total Stockholders’ Equity	1,172,221	1,117,328
	$3,774,236	$2,426,868
See Notes to Consolidated Financial Statements

Pilgrim's Pride Corporation

Consolidated Statements of Operations
Pilgrim’s Pride Corporation

(In thousands, except per share data)	Three Years Ended September 29, 2007
	2007	2006	2005

Net Sales	$7,598,599	$5,235,565	$5,666,275
Cost and Expenses:
Cost of sales	7,007,061	4,937,965	4,921,076

Gross Profit	591,538	297,600	745,199

Selling, general and administrative	359,001	294,598	309,387

Operating Income	232,537	3,002	435,812

Other Expenses (Income):
Interest expense	125,757	50,601	49,585
Interest income	(4,640)	(10,048)	(5,653)
Loss on early extinguishment of debt	26,463	--	--
Foreign exchange (gain) loss	1,378	144	(474)
Miscellaneous, net	(8,028)	(1,378)	(11,169)
	140,930	39,319	32,289

Income (Loss) Before Income Taxes	91,607	(36,317)	403,523
Income Tax Expense (Benefit)	44,590	(2,085)	138,544
Net Income (Loss)	$47,017	$(34,232)	$264,979

N Net Income (Loss) per Common Share-Basic and Diluted	$0.71	$(0.51)	$3.98

See Notes to Consolidated Financial Statements

Pilgrim's Pride Corporation

Consolidated Statements of Stockholders’ Equity
Pilgrim’s Pride Corporation

					Accumulated
		Total	Additional		Other
	Shares of	Par	Paid-In	Retained	Comprehensive	Treasury
	Common Stock	Value	Capital	Earnings	Income (Loss)	Stock	Total

Balance at October 2, 2004	66,826,833	$668	$431,662	$492,542	$(348)	$(1,568)	$922,956
Sale of common stock	15,443,054	154	521,774				521,928
Purchase and retirement of common stock	(15,443,054)	(154)	(482,092)				(482,246)
Net income for year				264,979			264,979
Other comprehensive loss					(25)		(25)
Total comprehensive income							264,954
Cash dividends declared ($.06 per share)				(3,993)			(3,993)

Balance at October 1, 2005	66,826,833	668	471,344	753,527	(373)	(1,568)	1,223,598
Cancellation of Treasury Stock	(271,100)	(3)	(1,565)			1,568
Net loss for year				(34,232)			(34,232)
Other comprehensive income					507		507
Total comprehensive loss							(33,725)
Cash dividends declared ($1.09 per share)				(72,545)			(72,545)

Balance at September 30, 2006	66,555,733	665	469,779	646,750	134	--	1,117,328
Net income for year				47,017			47,017
Other comprehensive income					13,868		13,868
Total comprehensive income							60,885
Cash dividends declared ($.09 per share)				(5,992)			(5,992)
Balance at September 29, 2007	66,555,733	$665	$469,779	$687,775	$14,002	--	$1,172,221

See Notes to Consolidated Financial Statements

Pilgrim's Pride Corporation

Consolidated Statements of Cash Flows
Pilgrim’s Pride Corporation
(In thousands)	Three Years Ended September 29, 2007
	2007	2006	2005
Cash Flows From Operating Activities:
Net income (loss)	$47,017	$(34,232)	$264,979
Adjustments to reconcile net income (loss) to cash provided by operating activities
Depreciation and amortization	204,903	135,133	134,944
Non-cash loss on early extinguishment of debt	9,543	--	--
Asset impairment	--	3,767	--
(Gain) loss on property disposals	(446)	1,781	4,326
Deferred income taxes	83,884	20,455	2,247
Changes in operating assets and liabilities, net of the effect of business acquired
Accounts and other receivables	247,217	31,121	21,192
Income taxes (payable) receivable	5,570	(55,363)	(38,251)
Inventories	(129,645)	(58,612)	82,669
Prepaid expenses and other current assets	(2,981)	(6,594)	20,800
Accounts payable, and accrued expenses	(5,097)	(3,501)	(610)
Other	3,999	(3,573)	777
Cash Provided by Operating Activities	463,964	30,382	493,073

Investing Activities:
Acquisitions of property, plant and equipment	(172,323)	(143,882)	(116,588)
Purchase of investment securities	(125,045)	(318,266)	(305,458)
Proceeds from sale or maturity of investment securities	208,676	490,764	--
Business acquisition, net of cash acquired	(1,102,069)	--	--
Proceeds from property disposals	6,286	4,148	4,963
Other, net	--	(506)	(524)
Cash Provided by (Used in) Investing Activities	(1,184,475)	32,258	(417,607)

Financing Activities:
Proceeds from notes payable to banks	--	270,500	--
Repayments on notes payable to banks	--	(270,500)	--
Proceeds from long-term debt	751,255	74,683	--
Payments on long-term debt	(1,368,700)	(36,950)	(16,829)
Bank overdraft activity	39,231	--	--
Purchases for retirement of common stock	--	--	(482,246)
Sale of common stock	--	--	521,928
Borrowing for acquisition	1,230,000	--	--
Equity and debt issue costs	(15,565)	(3,938)	--
Cash dividends paid	(5,992)	(72,545)	(3,993)
Cash Provided by (Used in) Financing Activities	630,229	(38,750)	18,860

Effect of exchange rate changes on cash and cash equivalents	46	(53)	76

(Decrease) increase in cash and cash equivalents	(90,236)	23,837	94,402
Cash and cash equivalents at beginning of year	156,404	132,567	38,165

Cash and Cash Equivalents at End of Year	$66,168	$156,404	$132,567

Supplemental Disclosure Information:
Cash paid during the year for:
Interest (net of amount capitalized)	$104,394	$48,590	$46,945
Income taxes paid	$11,164	$37,813	$172,929

See Notes to Consolidated Financial Statements

Pilgrim's Pride Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Pilgrim’s Pride Corporation (referred to herein as “the Company”, “we”, “us”, “our”, or similar terms) is the world’s largest chicken company.  In the U.S., we produce both prepared and fresh chicken and fresh turkey. In Mexico and Puerto Rico, we produce exclusively fresh chicken.  Through vertical integration, we control the breeding, hatching and growing of chickens and the processing and preparation, packaging and sale of our product lines.

Our prepared chicken products include portion-controlled breast fillets, tenderloins and strips, delicatessen products, salads, formed nuggets and patties and bone-in chicken parts.  These products are sold either refrigerated or frozen and may be fully cooked, partially cooked or raw.  In addition, these products are breaded or non-breaded and either pre-marinated or non-marinated.  The Company also sells fresh chicken products to the foodservice and retail markets.  Our fresh chicken products consist of refrigerated (non-frozen) whole or cut-up chicken, either pre-marinated or non-marinated, and pre-packaged chicken in various combinations of freshly refrigerated, whole chickens and chicken parts.

Our turkey products include fresh and frozen whole birds.  In addition, we have fully cooked whole turkeys available.

Accounting Adjustments and Reclassifications

During the fourth quarter of fiscal 2006, we recorded certain accounting adjustments (“Accounting Adjustments”) in our 2006 Consolidated Financial Statements.  These Accounting Adjustments related to the accounting for the Pilgrim’s Pride Retirement Plan for Union Employees and certain post-employment benefit obligations in Mexico.  These Accounting Adjustments resulted in a charge of $4.6 million, net of tax, in our Consolidated Statement of Operations that related to prior periods.

We believe these Accounting Adjustments, considered individually and in the aggregate, were not material to our Consolidated Financial Statements for the years ended September 30, 2006 or October 1, 2005.  As a result, they were reflected as an adjustment in fiscal 2006 only.  In making this assessment, we considered qualitative and quantitative factors, including the significant earnings we reported in fiscal 2005 and the impact of making these Accounting Adjustments in fiscal 2006, primarily based on their significance to other key financial measures and consideration of the trend of earnings for 2006 versus the prior periods presented.

Certain items in prior year financial statements have been reclassified to the current year’s presentation.

Principles of Consolidation

The consolidated financial statements include the accounts of Pilgrim’s Pride Corporation and its majority owned subsidiaries.  Significant intercompany accounts and transactions have been eliminated.

Pilgrim's Pride Corporation

The Company reports on the basis of a 52/53-week fiscal year that ends on the Saturday closest to September 30.  As a result, fiscal years 2007, 2006, and 2005 each had 52 weeks.

The financial statements of the Company’s Mexico subsidiaries are remeasured as if the U.S. dollar were the functional currency.  Accordingly, we translate assets and liabilities, other than non-monetary assets, of the Mexico subsidiaries at current exchange rates. We translate non-monetary assets using the historical rates in effect on the date of acquisition.  We translate income and expenses at average exchange rates in effect during the period.  Foreign exchange gains or losses are separately stated as a component of “Other Expenses (Income)” in the Consolidated Statement of Operations.

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

Investment in Available-for-Sale Securities

The Company’s investments at September 29, 2007 are in debt and equity securities which are classified as available for sale and carried at market value.  Investments are classified based on their underlying contractual maturity at date of purchase by the Company.  Certain investments are held in trust as compensating balance arrangements for our insurance liability and are classified as long-term based on a maturity date greater than one year from the balance sheet date and management’s intention not to use such assets in the next twelve months.  Available-for-sale investments with a remaining maturity date of one year or less from the balance sheet date are classified as current assets and those with a maturity date of greater than one year are classified as long-term assets based on management’s intention not to use such assets in the next twelve months.  Investments in debt securities are primarily invested in municipal bonds.  The average maturity period of the Company’s investments at September 29, 2007 was 1-3 years.  All equity securities are classified as long-term.  Approximately $0.9 million, net of tax, in unrealized gains related to these investments at September 29, 2007 were recorded as accumulated other comprehensive income, a separate component of stockholders’ equity.

Pilgrim's Pride Corporation

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, and accounts payable at September 29, 2007 and September 30, 2006 approximated their fair values due to the short- term nature of these items.  Long-term investments are adjusted to fair value on a monthly basis.  The fair values of the Company’s long-term investments in available for sale securities was $46.0 million.  See Note E for discussion of the fair value of the Company’s long-term debt.

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents, investment securities, and trade receivables.  The Company’s cash equivalents are in high-quality securities placed with major banks and financial institutions.  Concentrations of credit risk with respect to receivables are limited due to the large number of customers and their dispersion across geographic areas.

With the exception of one customer that accounts for approximately 14.0% of accounts receivable at September 29, 2007 and 12% of net sales for fiscal 2007 primarily related to our chicken segment, the Company does not believe it has significant concentrations of credit risk in its accounts receivable, which are generally unsecured.  Credit evaluations are performed on all significant customers and updated as circumstances dictate.

Inventories

Live poultry inventories are stated at the lower of cost or market and breeder hens at the lower of cost, less accumulated amortization, or market.  The costs associated with breeder hens are accumulated up to the production stage and amortized over the productive lives using the unit-of-production method.  Finished poultry products, feed, eggs and other inventories are stated at the lower of cost (first-in, first-out method) or market.  We record valuations and adjustments for our inventory and for estimated obsolescence at or equal to the difference between the cost of inventory and the estimated market value based upon known conditions affecting the inventory’s obsolescence, including significantly aged products, discontinued product lines, or damaged or obsolete products.  We allocate meat costs between our various finished poultry products based on a by-product costing technique that reduces the cost of the whole bird by estimated yields and amounts to be recovered for certain by-product parts, primarily including leg quarters, wings, tenders and offal, which are carried in inventory at the estimated recovery amounts, with the remaining amount being reflected as our breast meat cost.  Generally, the Company performs an evaluation of whether any lower of cost or market adjustments are required at the segment level based on a number of factors, including: (i) pools of related inventory, (ii) product age, condition and continuation or discontinuation, (iii) estimated market selling prices and (iv) expected distribution channels.  If actual market conditions or other factors are less favorable than those projected by management, additional inventory adjustments may be required.

Property, Plant and Equipment

       Property, plant and equipment are stated at cost, and repair and maintenance costs are expensed as incurred.  Depreciation is computed using the straight-line method over the

Pilgrim's Pride Corporation

estimated useful lives of these assets.  Depreciation expense was $196.4 million, $130.5 million and $130.6 million in fiscal 2007, 2006 and 2005, respectively.  Estimated useful lives for building, machinery and equipment are 5 years to 33 years and for automobiles and trucks are 3 years to 10 years.  The charge to income resulting from amortization of assets recorded under capital leases is included with depreciation expense.

The Company records impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets.  The impairment charge is determined based upon the amount the net book value of the assets exceeds their fair market value.  In making these determinations, the Company utilizes certain assumptions, including, but not limited to: (i) future cash flows estimates expected to be generated by these assets, which are based on additional assumptions such as asset utilization, remaining length of service and estimated salvage values; (ii) estimated fair market value of the assets; and (iii) determinations with respect to the lowest level of cash flows relevant to the respective impairment test, generally groupings of related operational facilities.

Accrued Expenses

The carrying values of accrued expenses were as follows:

	September 29, 2007	September 30, 2006
	(Dollars in thousands)

Compensation and benefits	$231,401	$143,555
Interest	49,063	5,276
Other	219,550	123,999

Accrued expenses	$500,014	$272,830

Purchase Price Accounting

The Company allocates the total purchase price in connection with acquisitions to assets and liabilities based upon their estimated fair values.  For property, plant and equipment and intangible assets other than goodwill, for significant acquisitions, the Company has historically relied upon the use of third-party valuation experts to assist in the estimation of fair values.  Historically, the carrying value of acquired accounts receivable, inventory and accounts payable have approximated their fair value as of the date of acquisition, though adjustments are made within purchase price accounting to the extent needed to record such assets and liabilities at fair value.  With respect to accrued liabilities, the Company uses all available information to make its best estimate of the fair value of the acquired liabilities and, when necessary, may rely upon the use of third-party actuarial experts to assist in the estimation of fair value for certain liabilities, primarily pension and self-insurance accruals.

Pilgrim's Pride Corporation

Litigation and Contingent Liabilities

The Company is subject to lawsuits, investigations and other claims related to employment, environmental, product and other matters, and is required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses.  A determination of the amount of reserves required, including anticipated cost of defense, if any, for these contingencies is made when losses are determined to be probable and after considerable analysis of each individual issue.  These reserves may change in the future due to changes in the Company’s assumptions, the effectiveness of strategies, or other factors beyond the Company’s control.

Accrued Self Insurance

Insurance expense for casualty claims and employee-related health care benefits are estimated using historical and current experience and actuarial estimates.  Stop-loss coverage is maintained with third-party insurers to limit the Company’s total exposure.  Certain categories of claim liabilities are actuarially determined.  The assumption used to arrive at periodic expenses is reviewed regularly by management.  However, actual expenses could differ from these estimates and could result in adjustments to be recognized.

Income Taxes

We recognize deferred tax assets and liabilities for the effect of temporary differences between the book and tax bases of recorded assets and liabilities.  Taxes are provided for international subsidiaries based on the assumption that their earnings are indefinitely reinvested in foreign subsidiaries and as such deferred taxes are not provided for in U.S. income taxes that would be required in the event of distribution of these earnings.  We also reduce deferred tax assets by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.  We review the recoverability of any tax assets recorded on the balance sheet, primarily operating loss carryforwards, based on both historical and anticipated earnings levels of the individual operations and provide a valuation allowance when it is more likely than not that amounts will not be recovered.

As of September 29, 2007, the Company had reserves totaling $26.9 million for taxes that may become payable in future years as a result of audits by tax authorities.  Although the Company believes that the positions taken on previously filed tax returns are reasonable, it nevertheless has established tax reserves in recognition that various taxing authorities may challenge the positions taken by the Company resulting in additional liabilities for tax and interest.  The tax reserves are reviewed as circumstances warrant and adjusted as events occur that affect the Company’s potential liability for additional taxes, such as lapsing of applicable statutes of limitations, conclusion of tax audits, additional exposure based on current calculations, identification of new issues, release of  administrative guidance, or rendering of a court decision affecting a particular tax issue.

Pilgrim's Pride Corporation

Common Stock

Prior to November 21, 2003, the Company had two classes of authorized common stock, Class A common stock and Class B common stock.  After the New York Stock Exchange closed on November 21, 2003, each share of Class A common stock and each share of Class B common stock was reclassified into one share of new common stock.  The new common stock is our only class of authorized common stock.  The new common stock is listed on the New York Stock Exchange under the symbol “PPC” and registered under the Securities Exchange Act of 1934.

Following the reclassification, our certificate of incorporation contains no provisions for Class A common stock or Class B common stock.  In connection with the elimination of the dual class capital structure, our certificate of incorporation now authorizes 160 million shares of common stock instead of 100 million shares of Class A common stock and 60 million shares of Class B common stock.

Except as to voting rights, the rights of the new common stock are substantially identical to the rights of the Class A common stock and Class B common stock.  Each share of common stock that was reclassified into our new common stock is generally entitled to cast twenty votes on all matters submitted to a vote of the stockholders until there is a change in the beneficial ownership of such share.

The reclassification had no significant effect on our Consolidated Financial Statements, as the combination of the Class A and Class B shares into a new class of common stock did not affect the overall shares of common stock outstanding.  Prior year balances reflect this reclassification as if it had occurred as of the earliest period presented.

As of September 29, 2007, we estimate that approximately 26 million shares of our common stock carry 20 votes per share, of which 25.3 million shares are beneficially owned by our Senior Chairman, Lonnie “Bo” Pilgrim, or certain related entities.

Net Income (Loss) per Common Share

Net income (loss) per common share is based on the weighted average number of shares of common stock outstanding during the year.  The weighted average number of shares outstanding (basic and diluted) included herein were 66,555,733 in 2007, 2006 and 2005.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Pilgrim's Pride Corporation

Pending Adoption of Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 48,Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.  This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements.  FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The Company must adopt this Interpretation in the first quarter of fiscal 2008.  The Company has not completed its evaluation as to the impact that adoption will have on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157,Fair Value Measurements.  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 does not require any new fair value measurements.  However, for some enterprises, the application of this Statement will change current practice.  The Company must adopt SFAS No. 157 in the first quarter of fiscal 2009.  Although the Company has not completed its evaluation as to the impact that adoption will have on its Consolidated Financial Statements, it currently believes the adoption of SFAS No. 157 will not require material modification of its fair value measurements and will be substantially limited to expanded disclosures in the notes to its Consolidated Financial Statements.

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

NOTE B – BUSINESS ACQUISITION

On December 27, 2006, we acquired 45,343,812 shares, representing 88.9% of shares outstanding, of Gold Kist Inc. (“Gold Kist”) common stock through a tender offer.  We subsequently acquired all remaining Gold Kist shares and, on January 9, 2007, Gold Kist became a wholly owned subsidiary of the Company.  Gold Kist, based in Atlanta, Georgia, was the third largest chicken company in the United States, accounting for more than nine percent of chicken produced in the United States in recent years.  Gold Kist operated a fully-integrated chicken production business that included live production, processing, marketing and distribution.

For financial reporting purposes, we have not included the operating results and cash flows of Gold Kist in our consolidated financial statements for the period from December 27, 2006 through December 30, 2006.  The operating results and cash flows of Gold Kist from December 27, 2006 through December 30, 2006 were not material.  We have included the acquired assets and assumed liabilities in our balance sheet using an allocation of the purchase price based on an appraisal received from a third-party valuation specialist.

Pilgrim's Pride Corporation

The following summarizes our purchase price at December 27, 2006 (in thousands):

Purchase 50,146,368 shares at $21.00 per share	$1,053,074
Premium paid on retirement of debt	22,208
Retirement of various share-based compensation awards	25,677
Various costs and fees	37,740
Total purchase price	$1,138,699

We retired the Gold Kist 10 1/4% Senior Notes due 2014 with a book value of $128.5 million at a cost of $149.8 million plus accrued interest and the Gold Kist Subordinated Capital Certificates of Interest at par plus accrued interest and a premium of one year’s interest.  We also paid acquisition transaction costs and funded change in control payments to certain Gold Kist employees.  This acquisition was initially funded by (1) $780 million borrowed under our revolving-term secured credit facility and (2) $450 million borrowed under our $450 million Senior Unsecured Term Loan Agreement (“Bridge Loan”) (see Note E below).

In connection with the acquisition, we elected to freeze certain of the Gold Kist benefit plans with the intent to ultimately terminate them.  We recorded a purchase price adjustment of $65.6 million to increase the benefit plans liability to the $82.5 million current estimated cost of these plan terminations.  We do not anticipate any material net periodic benefit costs (income) related to these plans in the future.  Additionally, we conformed Gold Kist’s accounting policies to our accounting policies and provided for deferred income taxes on all related purchase adjustments.

The following summarizes our estimates of the fair value of the assets acquired and liabilities assumed at the date of acquisition.

Purchase price allocation:
     (In thousands):

Current assets	$418,583
Property, plant and equipment	675,054
Goodwill	505,166
Intangible assets	64,500
Other assets	65,597
Total assets acquired	1,728,900
Current liabilities	276,194
Long-term debt, less current maturities	140,674
Deferred income taxes	93,509
Other long-term liabilities	79,824
Total liabilities assumed	590,201
Total purchase price	$1,138,699

Pilgrim's Pride Corporation

Goodwill and other intangible assets reflected above were determined to meet the criteria for recognition apart from tangible assets acquired and liabilities assumed. Intangible assets related to the acquisition consisted of the following at December 27, 2006:

	Estimated	Amortization
	Fair Value	Period
	(In millions)	(In years)

I In tangible assets subject to amortization:
Customer relationships	$51,000	13.0
Trade name	13,200	3.0
Non-compete agreements	300	3.0

Total intangible assets subject to amortization	64,500
G Goodwill	505,166

Total intangible assets	$569,666

Weighted average amortization period		10.9

Goodwill, which is recognized in the Company’s chicken segment, represents the purchase price in excess of the value assigned to identifiable tangible and intangible assets.  We elected to acquire Gold Kist at a price that resulted in the recognition of goodwill because of the following strategic and financial benefits:

-	The combined company is now positioned as the world’s leading chicken producer and that position has provided us with enhanced abilities to:

·	Compete more efficiently and provide even better customer service;
·	Expand our geographic reach and customer base;
·	Further pursue value-added and prepared foods opportunities; and
·	Offer long-term growth opportunities for our stockholders, employees, and growers.

-	The combined company is better positioned to compete in the industry both internationally and in the United States as additional consolidation occurs.

The amortizable intangible assets were determined by us to have finite lives. The useful life for the customer relationships intangible asset we recognized was based on our forecasts of customer turnover. The useful life for the trade name intangible asset we recognized was based on the estimated length of our use of the Gold Kist trade name while it is phased out and replaced with the Pilgrim’s Pride trade name. The useful life of the non-compete agreements intangible asset we recognized was based on the remaining life of the agreements. We amortize these intangible assets over their remaining useful lives on a straight-line basis.  Annual amortization expense for these intangible assets was $6.3 million in fiscal 2007.  We expect to recognize annual amortization expense of $8.4 million in fiscal 2008 and fiscal 2009, $5.1 million in fiscal 2010, $3.9 million in fiscal 2011 through fiscal 2019, and $1.0 million in fiscal 2020.

Pilgrim's Pride Corporation

The following unaudited pro forma financial information has been presented as if the acquisition had occurred at the beginning of each period presented.

In thousands, except share and per share data
	Fiscal 2007 (Pro forma)	Fiscal 2006 (Pro forma)
Net sales	$8,126,409	$7,352,018
Depreciation and amortization	$230,126	$228,105
Operating income (loss)	$201,986	$(53,585)
Interest expense, net	$146,928	$125,314
Income (loss) before taxes	$36,372	$(172,740)
Net income (loss)	$12,832	$(118,571)
Net income (loss) per common share	$0.19	$(1.78)
Weighted average shares outstanding	66,555,733	66,555,733

NOTE C – ACCOUNTS RECEIVABLE

In connection with the Receivables Purchase Agreement dated June 26, 1998, as amended, the Company sells, on a revolving basis, certain of its trade receivables (the “Pooled Receivables”) to a special purpose corporation wholly owned by the Company, which in turn sells a percentage ownership interest to third parties.  As of September 29, 2007, $300.0 million in Pooled Receivables had been sold.  During fiscal 2006 and 2005 there were no Pooled Receivables sold.  The gross proceeds resulting from the sale are included in cash flows from operating activities in the Consolidated Statements of Cash Flows.  Losses on the sale were immaterial.

NOTE D – INVENTORIES

Inventories consist of the following:

	September 29,	September 30,
(In thousands)	2007	2006
Chicken:
Live chicken and hens	$343,185	$196,284
Feed and eggs	223,631	132,309
Finished chicken products	337,052	201,516
	903,868	530,109
Turkey:
Live turkey and hens	$8,839	$7,138
Feed and eggs	2,664	4,740
Finished turkey products	25,929	26,685
	37,432	38,563
Other Products:
Commercial feed, table eggs, and retail farm store	$11,327	$7,080
Distribution inventories (other than chicken & turkey products)	9,258	10,188
	20,585	17,268

Total Inventories	$961,885	$585,940

Pilgrim's Pride Corporation

NOTE E – NOTES PAYABLE AND LONG-TERM DEBT

The following table presents our long-term debt as of September 29, 2007 and September 30, 2006 (in thousands):

(in thousands)	Final Maturity	September 29, 2007	September 30, 2006

Senior unsecured notes, at 7 5/8%	2015	$400,000	$--
Senior unsecured notes, at 8 3/8%	2017	250,000	--
Senior unsecured notes, at 9 5/8%	2011	--	299,601
Senior subordinated unsecured notes, at 9 1/4%	2013	5,135	82,640
Secured revolving credit facility with notes payable at LIBOR plus 1.25% to LIBOR plus 2.75%	2011	26,293	74,682
Note payable to an insurance company at 6.68%	2012	--	50,115
Notes payable to an insurance company at LIBOR plus 2.2075%	2013	--	41,333
Secured revolving-term/credit facility with notes payable at LIBOR or US Treasuries, plus a spread	2016	622,350	--
Other	Various	17,652	16,827
		1,321,430	565,198
Less current maturities		(2,872)	(10,322)
Total		$1,318,558	$554,876

      In September 2006, the Company entered into an amended and restated revolver/term credit agreement with a maturity date of September 21, 2016.  At September 29, 2007 this revolver/term credit agreement provides for an aggregate commitment of $1.172 billion consisting of i) a $550 million revolving/term loan commitment and ii) $622.4 million in various term loans.  At September 29, 2007, the Company had nothing outstanding under the revolver and $622.4 million outstanding in various term loans.  The total credit facility is presently secured by certain fixed assets with a current availability of $550.0 million. From time to time, if certain conditions are satisfied, the Company has the right to increase the revolving/term loan commitment and term loan commitment to a total maximum amount of $1.0 billion and $750 million, respectively.  Borrowings under the revolving/term loan commitment are available on a revolving basis until September 21, 2011 at which time the outstanding borrowings will be converted to a term loan maturing on September 21, 2016.  The fixed rate term loans bear interest at rates ranging from 6.84% to 7.06%.  The voluntary converted loans bear interest at rates ranging from LIBOR plus 1.0% - 2.0% depending upon the Company’s total debt to capitalization ratio.  The floating rate term loans bear interest at LIBOR plus 1.50%-1.75% based on the ratio of the Company’s debt to EBITDA, as defined in the agreement.  The revolving/term loans provide for interest rates ranging from LIBOR plus 1.0%-2.0% depending upon the Company’s total debt to capitalization ratio.  Revolving/term loans converted to term loans on September 21, 2011 will be payable in equal quarterly principal payments of 10% per annum of the original principal amount beginning the calendar quarter following the conversion date with the remaining balance due on the maturity date.  Of the term loans outstanding, $208.7 million must be repaid in equal quarterly principal payments of 1% per annum of the original principal amount with the remaining balance due on the maturity date.  All borrowings are subject to the availability of eligible collateral and no material adverse change provisions.  Commitment fees charged on the unused balance of this facility range from 0.20% to 0.40% depending upon the

Pilgrim's Pride Corporation

Company’s total debt to capitalization ratio.  One-half of the outstanding obligations under the revolver/term credit agreement are guaranteed by Pilgrim Interests, Ltd., an entity related to our Senior Chairman, Lonnie "Bo" Pilgrim.

On December 15, 2006, the Company borrowed $100 million at 6.84% under our revolver/term credit agreement and used substantially all of the funds to repay, in full, term loans payable to an insurance company under a note purchase agreement maturing in 2012 and 2013.

In January 2007, the Company borrowed (1) $780 million under our revolver/term credit agreement and (2) $450 million under our bridge loan agreement to fund the Gold Kist acquisition.  On January 24, 2007, the Company closed on the sale of $400 million of 7 5/8% Senior Notes due 2015 (the “Senior Notes”) and $250 million of 8 3/8% Senior Subordinated Notes due 2017 (the “Subordinated Notes”), sold at par.  Interest is payable on May 1 and November 1 of each year, beginning November 1, 2007.  We may redeem all or part of the Senior Notes on or after May 1, 2011.  We may redeem all or part of the Subordinated Notes on or after May 1, 2012.  Before May 1, 2010, we also may redeem up to 35% of the aggregate principal amount of each of the Senior Notes and the Subordinated Notes with the proceeds of certain equity offerings.  Each of these optional redemptions is at a premium as described in the indentures under which the notes were issued.  The proceeds from the sale of the notes, after underwriting discounts, were used to (1) retire the loans outstanding under our bridge loan agreement, (2) repurchase $77.5 million of the Company’s 9 1/4% Senior Subordinated Notes due 2013 at a premium of $7.4 million plus accrued interest of $1.3 million and (3) reduce outstanding revolving loans under our revolving/term credit agreement.  Loss on early extinguishment of debt includes the $7.4 million premium along with unamortized loan costs of $7.1 million related to the retirement of these Notes.

On September 21, 2007, the Company redeemed all of its 9 5/8% Senior Notes due 2011 at a total cost of $307.5 million.  To fund a portion of the aggregate redemption price, the Company sold $300 million of trade receivables under its Receivables Purchase Agreement.  Loss on early extinguishment of debt includes the $9.5 million premium along with unamortized loan costs of $2.5 million related to the retirement of these Notes.

As of September 29, 2007, we had a $300.0 million commitment under a domestic revolving credit facility that provides for interest rates ranging from LIBOR plus 0.75-1.75% depending upon our total debt to capitalization ratio.  From time to time, if certain conditions are satisfied, the Company has the right to increase the revolving commitment to a total maximum amount of $450 million.  At September 29, 2007, $215.1 million was available for borrowing under the domestic revolving credit facility.  Borrowings against this facility are subject to the availability of eligible collateral and no material adverse change provisions.  The obligations under this facility are secured by domestic chicken inventories.  Commitment fees charged on the unused balance of this facility range from 0.175% to 0.35% depending upon the Company’s total debt to capitalization ratio.  One-half of the outstanding obligations under the domestic revolving credit facility are guaranteed by Pilgrim Interests, Ltd., an entity related to our Senior Chairman, Lonnie "Bo" Pilgrim.

       On September 25, 2006, a subsidiary of the Company, Avícola Pilgrim’s Pride de México, S. de R.L. de C.V. (the “Borrower”), entered into a secured revolving credit agreement of up to $75 million with a final maturity date of September 25, 2011.  In March 2007, the Borrower elected to reduce the commitment under this agreement to approximately $50 million.  Outstanding

Pilgrim's Pride Corporation

amounts bear interest at rates ranging from the higher of the Prime Rate or Federal Funds Effective Rate plus 0.5%; LIBOR plus 1.25%-2.75%; or TIIE plus 1.05%-2.55% depending on the loan designation.  Obligations under this agreement are secured by a security interest in and lien upon all capital stock and other equity interests of the Company’s Mexican subsidiaries.  All the obligations of the Borrower are secured by unconditional guaranty by the Company.  At September 29, 2007, $26.3 million was outstanding and approximately $23.7 million was available under this line.  All borrowings are subject to no material adverse effect provisions.

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

Most of our domestic inventories and domestic fixed assets are pledged as collateral on our long-term debt and credit facilities.

Annual maturities of long-term debt for the five years subsequent to September 29, 2007 are:  2008 -- $2.9 million; 2009 -- $2.4 million; 2010 -- $1.3 million; 2011 -- $27.9 million; and 2012 -- $1.3 million and thereafter -- $1.286 billion.

The Company is required, by certain provisions of its debt agreements, to maintain levels of working capital and net worth, to limit dividends to a maximum of $26 million per year, and to maintain various fixed charge, leverage, current and debt-to-equity ratios.  In fiscal 2006, waivers were obtained to permit a special $1 per share dividend.  At September 29, 2007, the Company has fully complied with these covenants.

  Total interest expense was $125.8 million, $50.6 million and $49.6 million in fiscal 2007, 2006 and 2005, respectively.  Interest related to new construction capitalized in fiscal 2007, 2006 and 2005 was $5.7 million, $4.3 million and $2.8 million, respectively.

  The fair value of long-term debt, at September 29, 2007 and September 30, 2006 and based upon quoted market prices for the same or similar issues where available or by using discounted cash flow analysis, was approximately $1.338 billion and $592.3 million, respectively.

NOTE F – INCOME TAXES

  Income (loss) before income taxes after allocation of certain expenses to foreign operations for fiscal 2007, 2006 and 2005 was $80.0 million, ($19.7) million and $361.1 million, respectively, for U.S. operations and $11.6 million, ($16.6) million and $42.4 million, respectively, for foreign operations.  The provisions for income taxes are based on pre-tax financial statement income (loss).

Pilgrim's Pride Corporation

The components of income tax expense (benefit) are set forth below:

(In thousands)	2007	2006	2005
Current:
Federal	$(37,191)	$(23,147)	$117,518
Foreign	1,573	5,130	3,880
State and other	(3,676)	(4,523)	14,899
Total current	(39,294)	(22,540)	136,297
Deferred
Federal	73,285	9,511	(1,594)
Foreign	(1,637)	10,221	4,475
State and other	12,236	723	113
Total deferred	83,884	20,455	2,994
Change in valuation allowance	--	--	(747)
	$44,590	$(2,085)	$138,544

       The following is a reconciliation between the statutory U.S. federal income tax rate and the Company’s effective income tax rate:

	2007	2006		2005
Federal income tax rate	35.0%	(35.0	) %	35.0%
State tax rate, net	2.6	(0.7)		2.1
Permanent Items	2.9
D Difference in U.S. statutory tax rate and foreign country effective tax rate	(0.8)	(1.0)		(1. 3)
T Tax credits	(8.0)	(13.1)		(1.1)
Tax effect of American Jobs Creation Act repatriation	--	68.3		0.6
Currency related differences	3.8	8.4		(1.1)
Change in contingency reserves	6.8	(29.7)		--
Change in valuation allowance	--	--		(0.2)
Change in tax rate	3.2	--		--
Other	3.2	(3.0)		0.3
Total	48.7%	(5.8	) %	34.3%

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Pilgrim's Pride Corporation

Significant components of the Company’s deferred tax liabilities and assets are as follows:

(In thousands)	2007	2006

Deferred tax liabilities:
Property and equipment	$256,341	$144,361
Inventories	109,410	43,627
Prior use of cash accounting	16,936	18,457
Acquisition related items	14,820	15,600
Deferred foreign taxes	25,002	24,127
Identified intangibles	21,964	--
Other	58,956	36,570
Total deferred tax liabilities	503,429	282,742
Deferred tax assets:
Foreign net operating losses	41,257	42,683
Expenses deductible in different years	143,697	71,478
Total deferred tax asset	184,954	114,161
Net deferred tax liabilities	$318,475	$168,581

The Company has not provided any deferred income taxes on the remaining undistributed earnings of its Mexico subsidiaries based upon its determination that such earnings will be indefinitely reinvested. As of September 29, 2007, the cumulative undistributed earnings of these subsidiaries were approximately $92.0 million.  If such earnings were not considered indefinitely reinvested, certain deferred foreign and U.S. income taxes would have been provided, after consideration of estimated foreign tax credits.  However, determination of the amount of deferred income taxes is not practical.

The Mexican tax operating loss carryforwards of approximately $147.9 million will expire in the years ranging from 2008 through 2012.

The American Jobs Creation Act was enacted in October 2004 (“Jobs Creation Act”).  The Jobs Creation Act includes a temporary incentive to U.S. multinationals to repatriate foreign earnings at an approximate effective 5.25% U.S. federal tax rate.  During the fourth quarter of fiscal year 2006, the Company repatriated $155.0 million in previously unremitted untaxed earnings under the provisions of the Jobs Creation Act.  The total income tax effects of repatriations under the Jobs Creation Act was $28.2 million, of which $25.8 million was recorded fiscal 2006.  The key components of the 2006 provision included domestic income taxes of $10.1 million to reflect federal and state taxes on the transaction, a deferred foreign tax provision of $24.1 million to accrue for future taxes that will result from certain intra-Mexican dividends undertaken in 2006 to complete this transaction, and a benefit of $6.0 million to reflect the revaluation of certain deferred tax assets in Mexico that as a result of the transaction are expected to be realized at higher enacted tax rates.

        In October 2007, Mexico’s legislative bodies enacted La Ley del Impuesto Empresarial a Tasa Única (“IETU”), a new minimum corporation tax, which will be assessed on companies doing business in Mexico beginning January 1, 2008.  We are currently evaluating the

Pilgrim's Pride Corporation

anticipated impact that IETU will have on our business and operating results.  Because of IETU, there can be no assurance that we will be able to utilize the net operating loss carryovers and other deferred tax benefits generated in Mexico.  There can also be no assurance that IETU will not have a material adverse effect on our financial results.

NOTE G – COMPREHENSIVE INCOME (LOSS)

For the period ending September 29, 2007, comprehensive income was $60.9 million, consisting of net income of $47.0 million, unrealized gains related to our investments in debt securities of $0.8 million, to pension liability gains of $7.9 million and unrealized gains on cash flow hedges of $3.4 million.  This compares to the fiscal year ended September 30, 2006 in which comprehensive loss was $33.7 million, consisting of net loss of $34.2 million and unrealized gains related to our investments in debt securities of $0.5 million.  Comprehensive income for the fiscal year ended October 1, 2005 was $265.0 million, consisting of net income of $265.0 million.

Accumulated other comprehensive income at September 29, 2007 was $14.0 million net of taxes of $6.6 million and consisted of pretax adjustments for pension liability gains totaling $14.3 million accumulated unrealized gains on cash flow hedges totaling $5.3 million and accumulated unrealized gain on our investments in debt securities totaling $0.9 million.

NOTE H – SAVINGS AND PENSION PLANS

Retirement Plans

The Company maintains retirement plans for eligible employees as follows:

·	the Pilgrim’s Pride Retirement Savings Plan (the “RS Plan”), a Section 401(k) Salary Deferral Plan
·	the Pilgrim’s Pride Retirement Plan for Union Employees (the “Union Plan”), a defined benefit plan
·	the To-Rico’s Employee Cash or Deferred Arrangement Profit Sharing Plan (the “To-Rico’s Plan”), a Section 1165(e) Salary Deferral Plan
·	the legacy Gold Kist Pension Plan (the “GK Pension Plan”), a defined benefit plan acquired with Gold Kist, Inc.

The Company maintains three postretirement plans for eligible Mexico employees as required by Mexico law which cover primarily termination benefits.  Separate disclosure of plan obligations is not considered material.

        The RS Plan is maintained for certain eligible U.S. employees.  Under the RS Plan, eligible employees may voluntarily contribute a percentage of their compensation and there are various Company matching provisions.  The Union Plan covers certain locations or work groups within the Company.  The To-Rico’s Plan is maintained for certain eligible Puerto Rican employees.  Under the To-Rico’s Plan, eligible employees may voluntarily contribute a percentage of their compensation and there are various Company matching provisions.  The GK Pension Plan covers certain eligible U.S. employees who were employed at locations that Pilgrim’s Pride acquired in

Pilgrim's Pride Corporation

its acquisition of Gold Kist Inc. and participation in the GK Pension Plan was frozen as of February 8, 2007 for all participants with the exception of terminated vested participants who are or may become permanently and totally disabled.  The plan was frozen for that group as of March 31, 2007.

Under all of our retirement plans, the Company’s expenses were $10.0 million and $16.0 million in fiscal 2007 and 2006, respectively, including the correction of $4.6 million, pretax, as described in Note A.

The Company uses a calendar year measurement date for its defined benefits plans, while its postretirement benefit plans use a fiscal year end of September 29, 2007.  Certain disclosures are listed below; other disclosures are not material to the financial statements.

Medical and Life Insurance Plans

The acquisition of Gold Kist by Pilgrim’s Pride resulted in acquiring some postretirement medical and life insurance obligations.  In January 2001, Gold Kist began to substantially curtail its programs for active employees.  On July 1, 2003, Gold Kist terminated medical coverage for retirees age 65 and older, and only retired employees in the closed group between ages 55 and 65 could continue their coverage at rates above the average cost of the medical insurance plan for active employees.  These retired employees will all reach the age of 65 by 2012 and liabilities of the postretirement medical plan will then end.

Pilgrim's Pride Corporation

Benefit Obligations, Plan Assets, and Assumptions

The following table sets forth the plans’ change in benefit obligation, change in plan assets and economic assumptions for the years ended September 29, 2007 and September 30, 2006:

	Pension Benefits		Other Postretirement Benefits
	2007	2006	2007	2006
	(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$9,882	$8,778	$--	$--
Service cost	2,029	2,242	--	--
Interest cost	8,455	458	103	--
Plan participant contributions	61	27	681	--
Actuarial (gains) losses	(12,933)	(1,533)	(41)	--
Acquisitions	218,623	--	2,689	--
Prior service cost (credit)	237	--	-	--
Benefits paid	(29,551)	(90)	(1,000)	--
Benefit obligation at end of year	196,803	9,882	2,432	--

Change in plan assets:
Fair value of plan assets at beginning of year	6,252	5,405	--	--
Acquisitions	139,229	--	--	--
Actual return on plan assets	11,571	208	--	--
Contributions by employer	10,462	702	319	--
Plan participant contributions	61	27	681	--
Benefits paid	(29,551)	(90)	(1,000)	--
Fair value of plan assets at end of year	138,024	6,252	--	--
Funded status	(58,779)	(3,630)	(2,432)	--
Unrecognized prior service cost (benefit)	237	--	--	--
Unrecognized net (gain) loss	(14,824)	(818)	(41)	--
Net (accrued) prepaid expense	$(73,366)	$(4,448)	$(2,473)	$--
Accumulated other comprehensive loss	14,587	--	41	--
Net amount recognized	$(58,779)	$(4,448)	$(2,432)	$--

Projected benefit obligation	$196,803	$9,882	$2,432	--
Accumulated benefit obligation	196,217	9,301	2,432	--
Fair value of plan assets	138,024	6,252	--	--

Weighted-average assumptions used to determine benefit obligation:
Discount rate	5.06%	5.75%	5.87%	NA
Rate of increase in compensation levels	3.00%	3.00%	NA	NA

The health care cost trend rate used to determine the other postretirement benefits obligation at September 29, 2007 and September 30, 2006 was 8.0% and 8.5%, respectively.  The rate will decline ratably to 5.0% by fiscal 2014 and remain at that level thereafter.  A 1% increase or decrease would have an insignificant impact on the other postretirement benefit obligation as of September 29, 2007.

Pilgrim's Pride Corporation

Net Periodic Benefit Cost

The following table sets forth the plans’ net periodic benefit cost and economic assumptions for the years ended September 29, 2007 and September 30, 2006:

	Pension Benefits		Other Postretirement Benefits
	2007	2006	2007	2006
	(in thousands)
Components of net periodic benefit cost (income):
Service cost	$2,029	$2,242	$--	$--
Interest cost	8,455	458	103	--
Estimated return on plan assets	(8,170)	(454)	--	--
Settlement (gain) loss	(2,327)	--	--	--
Net periodic benefit cost (income)	$(13)	$2,246	103	$--

Weighted-average assumptions used to determine benefit cost:
Discount rate	5.06%	5.25%	5.50%	NA
Rate of increase in compensation levels	3.00%	3.00%	NA	NA
Expected return on plan assets	7.75%	7.75%	7.75%	NA

A 1% increase or decrease in the health care cost trend rate would have an insignificant impact on the other postretirement service and interest cost components for 2007.

Unrecognized Gain

The following table sets forth the plans’ accumulated other comprehensive income that has not yet been recognized for the year ended September 29, 2007:

(in thousands)

Unrecognized (gain) loss at beginning of period	$(818)
Curtailment and settlement adjustments	2,327
Actuarial (gain) loss	(12,974)
Asset (gain) loss	(3,400)
Prior service cost (credit)	237
$(14,628)

Pilgrim's Pride Corporation

Plan Assets

The fair value of plan assets for the Company’s pension plans, along with the asset allocation by category, is shown below:

	Pension Benefits
	2007	2006
	(in thousands)

Fair value of plan assets at end of year	$138,024	$6,252

Asset allocation:
Cash and money market funds	2%	0%
Equity securities	71%	66%
Debt securities	27%	34%
Total assets	100%	100%

Absent regulatory or statutory limitations, the target asset allocation for the investment of the assets for our ongoing pension plans is 25% in debt securities and 75% in equity securities. The plans only invest in debt and equity instruments for which there is a ready public market. We develop our expected long-term rate of return assumptions based on the historical rates of returns for equity and debt securities of the type in which our plans invest.

Benefit Payments

The expected benefit payments from the Company’s pension and postretirement plans for the fiscal years indicated are as follows:

Expected Benefit Payments for fiscal year:	Pension Benefits	Other Postretirement Benefits
	(in thousands)
2008	$17,614	$380
2009	17,502	243
2010	17,010	205
2011	16,230	175
2012	15,812	177
2013-2017	62,515	889
Total	$146,683	$2,069

NOTE I – RELATED PARTY TRANSACTIONS

      Lonnie “Bo” Pilgrim, the Senior Chairman and, through certain related entities, the major stockholder of the Company (collectively, the “major stockholder”) owns an egg laying and a chicken growing operation.  In addition, at certain times during the year, the major stockholder may purchase from the Company live chickens and hens and certain feed inventories during the grow-out process and then contract with the Company to resell the birds at maturity using a market-based formula, with price subject to a ceiling price calculated at his cost plus two

Pilgrim's Pride Corporation

percent. No purchases have been made by the Company under this agreement since the first quarter of fiscal 2006 when the major stockholder recognized an operating margin of $4,539 on gross amounts paid by the Company to the major stockholder as described below in “Live chicken purchases from major stockholder.” For the fiscal year ended October 1, 2005, the formula resulted in an operating margin of $1,017,000 on gross amounts paid by the Company to the major stockholder.

Transactions with the major stockholders or related entities are summarized as follows:

	2007	2006	2005
		(In thousands)
Lease payments on commercial egg property	$750	$750	$750
Contract grower pay	885	976	682
Other sales to major stockholder	620	747	51,258
Live chicken purchases from major stockholder	--	231	50,070
Loan guaranty fees	3,592	1,615	1,775
Lease payments and operating expenses on airplane	507	492	536

The Company leases a commercial egg property including all of the ongoing costs of the operation from the Company’s major stockholder.  The lease term runs for ten years with a monthly lease payment of $62,500.

A portion of the Company's debt obligations have been guaranteed by Pilgrim Interests, Ltd., an entity related to the Company's Senior Chairman, Lonnie "Bo" Pilgrim.  In consideration of such guarantees, the Company has Pilgrims Interests, Ltd. a quarterly fee equal to 0.25% of one-half of the average aggregate outstanding balance of such guaranteed debt.  During fiscal 2007, we paid $3.6 million to Pilgrim Interests, Ltd.

The Company leases an airplane from its major stockholder under an operating lease agreement that is renewable annually.  The terms of the lease agreement require monthly payments of $33,000 plus operating expenses.  Lease expense was $396,000 for each of the years 2007, 2006 and 2005.  Operating expenses were $111,210, $96,480 and $140,090 in 2007, 2006 and 2005, respectively.

The Company maintains depository accounts with a financial institution in which the Company’s major stockholder is also a major stockholder.  Fees paid to this bank in 2007, 2006 and 2005 are insignificant, and as of September 29, 2007, the Company had bank balances at this financial institution of approximately $1.8 million.

The major stockholder has deposited $0.3 million with the Company as an advance on miscellaneous expenditures.

A son of the major stockholder sold commodity feed products and a limited amount of other services to the Company aggregating approximately $0.6 million in fiscal 2007.  He also leases an insignificant amount of land from the Company.

Pilgrim's Pride Corporation

The Company has entered into chicken grower contracts involving farms owned by certain of its officers and directors, providing the placement of Company-owned flocks on their farms during the grow-out phase of production.  These contracts are on terms substantially the same as contracts entered into by the Company with unaffiliated parties and can be terminated by either party upon completion of the grow-out of each flock.  The aggregate amounts paid by the Company to these officers and directors under these grower contracts during each of the fiscal years 2007, 2006 and 2005 were less than $1 million in total.

NOTE J– COMMITMENTS and CONTINGENCIES

General

We are a party to many routine contracts in which we provide general indemnities in the normal course of business to third parties for various risks.  Among other considerations, we have not recorded a liability for any of these indemnities as based upon the likelihood of payment, the fair value of such indemnities is immaterial.

Purchase Obligations

The Company will sometimes enter into non-cancelable contracts to purchase capital equipment and feed ingredients.  At September 29, 2007, the Company was party to outstanding purchase contracts totaling $40.1 million.  Payments for purchases made under these contracts are due in less than 1 year.

Leases

The Consolidated Statements of Operations include rental expense for operating leases of approximately $54.0 million, $35.1 million and $35.4 million in 2007, 2006 and 2005, respectively.  The Company’s future minimum lease commitments under non-cancelable operating leases are as follows: 2008 -- $46.8 million; 2009 -- $37.1 million; 2010 -- $28.2 million; 2011 -- $21.0 million; 2012 -- $9.3 million and thereafter $5.0 million.

Certain of the Company’s operating leases include rent escalations.  The Company includes the rent escalation in its minimum lease payments obligations and recognizes them as a component of rental expense on a straight-line basis over the minimum lease term.

The Company also maintains operating leases for various types of equipment, some of which contain residual value guarantees for the market value of assets at the end of the term of the lease.  The terms of the lease maturities range from one to seven years.  The maximum potential amount of the residual value guarantees is estimated to be approximately $21.1 million; however, the actual amount would be offset by any recoverable amount based on the fair market value of the underlying leased assets.  No liability has been recorded related to this contingency as the likelihood of payments under these guarantees is not considered to be probable and the fair value of such guarantees is immaterial.  The Company historically has not experienced significant payments under similar residual guarantees.

Pilgrim's Pride Corporation

Financial Instruments

At September 29, 2007, the Company had $84.9 million in letters of credit outstanding relating to normal business transactions.

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

Litigation

The Company is subject to various legal proceedings and claims which arise in the ordinary course of business.  Below is a summary of the most significant claims outstanding against the Company.  In the Company’s opinion, it has made appropriate and adequate accruals for claims where necessary, and the Company believes the probability of a material loss beyond the amounts accrued to be remote; however, the ultimate liability for these matters is uncertain, and if significantly different than the amounts accrued, the ultimate outcome could have a material effect on the financial condition or results of operations of the Company.  The Company believes it has substantial defenses to the claims made and intends to vigorously defend these cases.

Among the claims presently pending against the Company are claims seeking unspecified damages brought by current and former employees seeking compensation for the time spent donning and doffing work equipment.  We are aware of an industry-wide investigation by the Wage and Hour Division of the U.S. Department of Labor to ascertain compliance with various wage and hour issues, including the compensation of employees for the time spent on such activities such as donning and doffing work equipment.  Due, in part, to the government investigation and the recent U.S. Supreme Court decision in IBP, Inc. v. Alvarez, it is possible that we may be subject to additional employee claims.  We intend to assert vigorous defenses to the litigation.  Nonetheless, there can be no assurances that other similar claims may not be brought against the Company.

On December 31, 2003, we were served with a purported class action complaint styled “Angela Goodwin, Gloria Willis, Johnny Gill, Greg Hamilton, Nathan Robinson, Eddie Gusby, Pat Curry, Persons Similarly Situated v. ConAgra Poultry Company and Pilgrim’s Pride, Incorporated” in the United States District Court, Western District of Arkansas, El Dorado Division, alleging racial and age discrimination at one of the facilities we acquired from ConAgra.  The Court dismissed the claims of a third plaintiff Robert Nelson in their entirety

Pilgrim's Pride Corporation

based on the theory of judicial estoppel.  On May 15, 2007, the Court issued its order denying Plaintiffs’ Motion for Class Certification in its entirety.  The plaintiffs subsequently withdrew their petition appeal to the Eighth Circuit Court of Appeals.  Thus the Court’s order denying plaintiffs class certification motion stands as a final binding order.  Subsequent to the Court’s order on July 18, 2007, the six remaining plaintiffs have filed individual actions.  We believe we have meritorious defenses to these individual claims and we intend to vigorously defend these individual claims.

In March 2005, the Company, through arbitration, settled litigation related to a breach of contract that occurred in a prior year.  The settlement resulted in a non-recurring gain of $11.7 million being recognized and recorded in miscellaneous, net in fiscal 2005.

NOTE K – BUSINESS SEGMENTS

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

Our other products segment includes distribution of non-poultry products that are purchased from third parties and sold to independent grocers and quick service restaurants.  Also included in this category are sales of table eggs, feed, protein products, live hogs and other items, some of which are produced or raised by the Company.

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

Pilgrim's Pride Corporation

The following table presents certain information regarding our segments:

	Fiscal Year Ended
	September 29, 2007(a)	September 30, 2006	October 1, 2005
		(In thousands)
Net Sales to Customers:
Chicken:
United States	$6,328,354	$4,098,403	$4,411,269
Mexico	488,466	418,745	403,353
Sub-total	6,816,820	4,517,148	4,814,622
Turkey	122,364	130,901	204,838
Other Products:
United States	638,738	570,510	626,056
Mexico	20,677	17,006	20,759
Sub-total	659,415	587,516	646,815
Total	7,598,599	5,235,565	5,666,275
Operating Income (Loss):
Chicken:
United States	$192,447	$28,619	$405,662
Mexico	13,116	(17,960)	39,809
Sub-total	205,563	10,659	445,471
Turkey	(4,655)	(15,511)	(22,539)
Other Products:
United States	28,637	6,216	8,250
Mexico	2,992	1,638	4,630
Sub-total	31,629	7,854	12,880
Total	$232,537	$3,002	$435,812
Depreciation and Amortization:(b)
Chicken:
United States	$183,808	$109,346	$114,131
Mexico	11,015	11,305	12,085
Sub-total	194,823	120,651	126,216
Turkey	1,587	6,593	3,343
Other Products:
United States	8,278	7,743	5,196
Mexico	215	146	189
Sub-total	8,493	7,889	5,385
Total	$204,903	$135,133	$134,944
Total Assets:
Chicken:
United States	$3,247,812	$1,897,763	$2,059,579
Mexico	348,894	361,887	287,414
Sub-total	3,596,706	2,259,650	2,346,993
Turkey	69,653	76,908	77,319
Other Products:
United States	103,757	88,650	85,581
Mexico	4,120	1,660	2,010
Sub-total	107,877	90,310	87,591
Total	$3,774,236	$2,426,868	$2,511,903
C Capital Expenditures (excluding acquisition):
Chicken:
United States	$164,449	$133,106	$102,470
Mexico	1,633	6,536	4,924
Sub-total	166,082	139,642	107,394
Turkey	502	257	3,604
Other Products:
United States	5,699	3,567	5,448
Mexico	40	416	142
Sub-total	5,739	3,983	5,590
Total	$172,323	$143,882	$116,588

Pilgrim's Pride Corporation

(a)
The Company acquired Gold Kist on December 27, 2006 for $1.139 billion.  For financial reporting purposes, we have not included the operating results and cash flows of Gold Kist in our consolidated financial statements for the period from December 27, 2006 through December 30, 2006.  The operating results and cash flows of Gold Kist from December 27, 2006 through December 30, 2006 were not material.

(b)
Includes amortization of capitalized financing costs of approximately $6.6 million, $2.3 million, and $2.0 million in fiscal 2007, 2006 and 2005, respectively, and amortization of intangible assets of approximately $6.3 million in fiscal 2007.

The Company had one customer that represented 10% or more of annual net sales in fiscal years 2007, 2006 and 2005.

As of each of the three years ended September 29, 2007, Mexico has net long lived assets of $106.2 million, $116.9 million and $122.1 million, respectively.

At September 29, 2007, Mexico has net assets of $284.8 million.

Pilgrim's Pride Corporation

NOTE L – QUARTERLY RESULTS (UNAUDITED)

(In thousands, except per share data)	Fiscal Year Ended September 29, 2007
	First	Second	Third	Fourth	Fiscal
	Quarter	Quarter (b)	Quarter(b)	Quarter(b)	Year

Net sales	$1,337,132	$1,993,965	$2,118,386	$2,149,116	$7,598,599
Gross profit	65,526	83,942	235,239	206,831	591,538
Operating income (loss)	(2.906)	(11,699)	136,777	110,365	232,537
Net income (loss)	(8,736)	(40,077)	62,641	33,189	47,017
Per Share:
Net income (loss)	(0.13)	(0.60)	0.94	0.50	0.71
Cash dividends	0.0225	0.0225	0.0225	0.0225	0.090

(In thousands, except per share data)	Fiscal Year Ended September 30, 2006
	First	Second	Third	Fourth	Fiscal
	Quarter	Quarter	Quarter	Quarter(a)	Year

Net sales	$1,343,812	$1,265,709	$1,287,646	$1,338,398	$5,235,565
Gross profit	118,400	37,201	42,696	99,303	297,600
Operating income (loss)	46,198	(37,936)	(26,737)	21,477	3,002
Net income (loss)	25,678	(31,954)	(20,473)	(7,483)	(34,232)
Per Share:
Net income (loss)	0.39	(0.48)	(0.31)	(0.11)	(0.51)
Cash dividends	1.0225	0.0225	0.0225	0.0225	1.090

(a)
Included in gross profit in the fourth quarter of fiscal 2006 are charges for accounting adjustments of $6.4 million, pretax, related to certain benefit plans.  Included in net income in the fourth quarter of fiscal 2006 is a $25.8 million tax provision for the American Jobs Creation Act of 2004 and a $10.6 million tax benefit for a change in estimate of contingency reserves as described in Note A and Note F.

(b)
The Company acquired Gold Kist on December 27, 2006 for $1.139 billion.  For financial reporting purposes, we have not included the operating results and cash flows of Gold Kist in our consolidated financial statements for the period from December 27, 2006 through December 30, 2006.  The operating results and cash flows of Gold Kist from December 27, 2006 through December 30, 2006 were not material.

Pilgrim's Pride Corporation

PILGRIM'S PRIDE CORPORATION

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

Col. A	Col. B	Col. C		Col. D	Col. E
		ADDITIONS
			Charged to
	Balance at	Charged to	Other		Balance at
DESCRIPTION	Beginning	Costs	Accounts-	Deductions	end
	of Period	and Expenses	Describe(a)	Describe(b)	of Period

Year ended September 29, 2007:
Reserves and allowances deducted
from asset accounts:
Allowance for doubtful accounts	$2,084,409	$4,768,272	$1,324,131	$2,313,018	$5,863,794

Year ended September 30, 2006:
Reserves and allowances deducted
from asset accounts:
Allowance for doubtful accounts	$4,663,155	$(100,676)	$--	$2,478,070	$2,084,409

Year ended October 1, 2005:
Reserves and allowances deducted
from asset accounts:
Allowance for doubtful accounts	$4,244,644	$767,923	$--	$349,412	$4,663,155

(a) Balance of allowance for doubtful accounts established for accounts receivable acquired from Gold Kist.
(b) Uncollectible accounts written off, net of recoveries.

Pilgrim's Pride Corporation

Exhibit Index

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

2.3
Agreement and Plan of Merger dated as of December 3, 2006, by and among the Company, Protein Acquisition Corporation, a wholly-owned subsidiary of the Company, and Gold Kist Inc. (incorporated by reference from Exhibit 99.(D)(1) to Amendment No. 11 to the Company’s Tender Offer Statement on Schedule TO filed on December 5, 2006).

3.1	Certificate of Incorporation of the Company, as amended (incorporated by reference from Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 2, 2004).

3.2	Amended and Restated Corporate Bylaws of the Company (incorporated by reference from Exhibit 4.4 of the Company’s Registration Statement on Form S-8 (No. 333-111929) filed on January 15, 2004).

4.1	C Certificate of Incorporation of the Company, as amended (included as Exhibit 3.1).

4.2	Amended and Restated Corporate Bylaws of the Company (included as Exhibit 3.2).

4.3
Indenture, dated November 21, 2003, between Pilgrim's Pride Corporation and The Bank of New York as Trustee relating to Pilgrim’s Pride’s 9 ¼% Senior Notes due 2013 (incorporated by reference from Exhibit 4.1 of the Company's Registration Statement on Form S-4 (No. 333-111975) filed on January 16, 2004).

4.4	Form of 9 ¼% Note due 2013 (incorporated by reference from Exhibit 4.3 of the Company's Registration Statement on Form S-4 (No. 333-111975) filed on January 16, 2004).

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

4.7	Form of 7 5/8% Senior Note due 2015 (incorporated by reference from Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on January 24, 2007).

Pilgrim's Pride Corporation

4.8
Senior Subordinated Debt Securities Indenture dated as of January 24, 2007, by and between the Company and Wells Fargo Bank, National Association, as trustee (incorporated by reference from Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on January 24, 2007).

4.9
First Supplemental Indenture to the Senior Subordinated Debt Securities Indenture dated as of January 24, 2007, by and between the Company and Wells Fargo Bank, National Association, as trustee (incorporated by reference from Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on January 24, 2007).

4.10	Form of 8 3/8% Subordinated Note due 2017 (incorporated by reference from Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on January 24, 2007).

10.1	Pilgrim’s Industries, Inc. Profit Sharing Retirement Plan, restated as of July 1, 1987 (incorporated by reference from Exhibit 10.1 of the Company’s Form 8-K filed on July 1, 1992). …

10.2	Senior Executive Performance Bonus Plan of the Company (incorporated by reference from Exhibit A in the Company’s Proxy Statement dated December 13, 1999). …

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

Pilgrim's Pride Corporation

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

10.11
Receivables Purchase Agreement dated June 26, 1998 between Pilgrim’s Pride Funding Corporation, as Seller, Pilgrim’s Pride Corporation, as Servicer, Pooled Accounts Receivable Capital Corporation, as Purchaser, and Nesbitt Burns Securities Inc., as Agent (incorporated by reference from Exhibit 10.33 of the Company’s Quarterly Report on Form 10-Q for the three months ended June 27, 1998).

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

10.16
Amendment No. 1 dated as of July 12, 2002 to Receivables Purchase Agreement dated as of June 26, 1998 among Pilgrim’s Pride Funding Corporation, the Company, Fairway Finance Corporation (as successor in interest to Pooled Accounts Receivable Capital Corporation) and BMO Nesbitt Burns Corp. (f/k/a Nesbitt Burns Securities Inc.) (incorporated by reference from Exhibit 10.32 of the Company’s Annual Report on Form 10-K filed on December 6, 2002).

10.17
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

Pilgrim's Pride Corporation

10.18
Agricultural Lease between Pilgrim’s Pride Corporation (Lessor) and Patrick W. Pilgrim (Tenant) dated May 1, 2003 (incorporated by reference from Exhibit 10.15 of the Company’s Quarterly Report on Form 10-Q filed July 23, 2003).

10.19
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

10.20
Amendment No. 1 dated as of December 31, 2003 to Purchase and Contribution Agreement dated as of June 26, 1998, between Pilgrim's Pride Funding Corporation and Pilgrim's Pride Corporation (incorporated by reference from Exhibit 10.5 of the Company's Quarterly Report on Form 10-Q filed February 4, 2004).

10.21	Employee Stock Investment Plan of the Company (incorporated by reference from Exhibit 4.1 of the Company's Registration Statement on Form S-8 (No. 333-111929) filed on January 15, 2004). …

10.22
Purchase and Amendment Agreement between Pilgrim's Pride Corporation and ConAgra Foods, Inc. dated August 3, 2005 (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K dated August 4, 2005).

10.23	Amended and Restated 2005 Deferred Compensation Plan of the Company (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 30, 2005). …

10.24
Vendor Service Agreement dated effective December 28, 2005 between Pilgrim's Pride Corporation and Pat Pilgrim (incorporated by reference from Exhibit 10.2 of the Company's Current Report on Form 8-K dated January 6, 2006).

10.25
Transportation Agreement dated effective December 28, 2005 between Pilgrim's Pride Corporation and Pat Pilgrim (incorporated by reference from Exhibit 10.3 of the Company's Current Report on Form 8-K dated January 6, 2006).

10.26
Ground Lease Agreement dated effective January 4, 2006 between Pilgrim's Pride Corporation and Pat Pilgrim (incorporated by reference from Exhibit 10.4 of the Company's Current Report on Form 8-K dated January 6, 2006).

10.27
Credit Agreement by and among the Avícola Pilgrim’s Pride de México, S. de R.L. de C.V. (the "Borrower"), Pilgrim's Pride Corporation, certain Mexico subsidiaries of the Borrower, ING Capital LLC, and the lenders signatory thereto dated as of September 25, 2006 (incorporated by reference from Exhibit 10.1 of the Company's Current Report on Form 8-K filed on September 28, 2006).

10.28
2006 Amended and Restated Credit Agreement by and among CoBank, ACB, Agriland, FCS and the Company dated as of September 21, 2006 (incorporated by reference from Exhibit 10.2 of the Company's Current Report on Form 8-K filed on September 28, 2006).

Pilgrim's Pride Corporation

10.29
First Amendment to the Pilgrim’s Pride Corporation Amended and Restated 2005 Deferred Compensation Plan Trust, dated as of November 29, 2006 (incorporated by reference from Exhibit 10.03 of the Company’s Current Report on Form 8-K filed on December 05, 2006). …

10.30
Agreement and Plan of Merger dated as of December 3, 2006, by and among the Company, the Purchaser and Gold Kist Inc. (incorporated by reference from Exhibit 99.(D)(1) to Amendment No. 11 to the Company’s Tender Offer Statement on Schedule TO filed on December 5, 2006).

10.31
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

10.32
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

10.33
Fourth Amended and Restated Secured Credit Agreement, dated as of February 8, 2007, by and among the Company, To-Ricos, Ltd., To-Ricos Distribution, Ltd., Bank of Montreal, as agent, SunTrust Bank as syndication agent, U.S. Bank National Association and Wells Fargo Bank, National Association as Co-Documentation Agents, BMO Capital Market as lead arranger, and the other lenders signatory thereto (incorporated by reference from Exhibit 10.01 of the Company’s Current Report on Form 8-K dated February 12, 2007).

10.34
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

10.35
First Amendment to Credit Agreement, dated as of March 15, 2007, by and among the Borrower, the Company, the Subsidiary Guarantors, ING Capital LLC, and the Lenders (incorporated by reference from Exhibit 10.01 of the Company’s Current Report on Form 8-K dated March 20, 2007).

10.36
Fourth Amendment to Credit Agreement, dated as of July 3, 2007, by and among the Company as borrower, CoBank, ACB, as lead arranger and co-syndication agent, and the sole book runner, and as administrative, documentation and collateral agent, Agriland, FCS, as co-syndication agent, and as syndication party, and the other syndication parties signatory thereto (incorporated by reference from Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q filed July 31, 2007).

Pilgrim's Pride Corporation

10.37
Amendment No. 5 to Receivables Purchase Agreement dated as of August 20, 2007, among the Company, Pilgrim's Pride Funding Corporation, Fairway Finance Company, LLC and BMO Capital Markets Corp. (incorporated by reference from Exhibit 10.01 of the Company’s Current Report on Form 8-K dated August 24, 2007).

10.38
Retirement and Consulting Agreement dated as of October 10, 2007, between the Company and Clifford E. Butler (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K dated October 10, 2007). …

10.39
Fifth Amendment to Credit Agreement, dated as of August 7, 2007, by and among the Company as borrower, CoBank, ACB, as lead arranger and co-syndication agent, and the sole book runner, and as administrative, documentation and collateral agent, Agriland, FCS, as co-syndication agent, and as syndication party, and the other syndication parties signatory thereto.*

10.40
Sixth Amendment to Credit Agreement, dated as of November 7, 2007, by and among the Company as borrower, CoBank, ACB, as administrative agent, and the other syndication parties signatory thereto (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K dated November 13, 2007).

12	Ratio of Earnings to Fixed Charges for the years ended September 29, 2007, September 30, 2006, October 1, 2005, October 2, 2004, September 27, 2003, and September 28, 2002.*

21	S Subsidiaries of Registrant.*

23	Consent of Ernst & Young LLP.*

31.1	Certification of Co-Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Co-Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Co-Principal Executive Officer of Pilgrim's Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Co-Principal Executive Officer of Pilgrim's Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.3	Certification of Chief Financial Officer of Pilgrim's Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
*Filed herewith
…Represents a management contract or compensation plan arrangement