Form 10-Q
period 2007-12-29
PILGRIMS PRIDE CORP
filed 2008-02-04
CIK 802481

 UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly periodended December 29, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File number 1-9273

PILGRIM’S PRIDE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	75-1285071
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4845 US Hwy271 N, Pittsburg, TX	75686-0093
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (903) 434-1000

Not Applicable
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):  Large accelerated filer ☒  Accelerated filer ☐  Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐No ☒

Number of shares outstanding of the issuer’s common stock, as of January 28, 2008, was 66,555,733.

INDEX PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
Consolidated Balance Sheets December 29, 2007 and September 29, 2007
Consolidated Statements of Operations Three months ended December 29, 2007 and December 30, 2006
Consolidated Statements of Cash Flows Three months ended December 29, 2007 and December 30, 2006
Notes to consolidated financial statements as of December 29, 2007
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Item 4.	Controls and Procedures

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 4.	Submission of Matters to a Vote of Security Holders
Item 6.	Exhibits

SIGNATURES
EXHIBIT INDEX

INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PILGRIM’S PRIDE CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	December 29, 2007	September 29, 2007
Assets:	(In thousands)
Cash and cash equivalents	$94,662	$66,168
Investment in available-for-sale securities	8,813	8,153
Trade accounts and other receivables, less allowance for doubtful accounts	130,449	130,173
Inventories	1,027,223	961,885
Income taxes receivable	46,623	61,901
Current deferred income taxes	10,001	8,095
Other current assets	48,225	47,959

Total current assets	1,365,996	1,284,334

Investment in available-for-sale securities	45,896	46,035
Other assets	135,337	138,546
Goodwill	499,669	505,166
Property, plant and equipment, net	1,789,814	1,800,155

	$3,836,712	$3,774,236

Liabilities and stockholders’ equity:
Accounts payable	458,737	402,316
Accrued expenses	464,046	500,014
Current maturities of long-term debt	2,884	2,872

Total current liabilities	925,667	905,202

Long-term debt, less current maturities	1,404,062	1,318,558
Deferred income taxes	312,984	326,570
Other long-term liabilities	55,771	51,685
Commitments and contingencies	—	—

Preferred stock	—	—
Common stock	665	665
Additional paid-in capital	469,779	469,779
Retained earnings	653,948	687,775
Accumulated other comprehensive income	13,836	14,002

Total stockholders’ equity	1,138,228	1,172,221

	$3,836,712	$3,774,236
See notes to consolidated financial statements.

INDEX

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	Three Months Ended
	December 29, 2007	December 30, 2006
	(In thousands, except share and per share data)
Net sales	$2,093,211	$1,337,132
Cost of sales	1,985,455	1,271,606

Gross profit	107,756	65,526

Selling, general and administrative expense	105,347	68,432

Operating income (loss)	2,409	(2,906)

Other expense (income):
Interest expense	30,335	13,914
Interest income	(508)	(1,309)
Miscellaneous, net	(2,863)	(1,011)

Total other expense (income)	26,964	11,594

Loss before income taxes	(24,555)	(14,500)

Income tax expense (benefit)	7,774	(5,764)

Net loss	$(32,329)	$(8,736)

Net loss per common share—basic and diluted	$(0.49)	$(0.13)

Dividends declared per common share	$0.0225	$0.0225

Weighted average shares outstanding	66,555,733	66,555,733

Reconciliation of net loss to comprehensive loss:
Net loss	$(32,329)	$(8,736)
Unrealized gain (loss) on securities	(166)	2,830

Comprehensive loss	$(32,495)	$(5,906)
See notes to consolidated financial statements.

INDEX

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Three Months Ended
	December 29, 2007	December 30, 2006
	(In thousands)
Cash flows from operating activities:
Net loss	$(32,329)	$(8,736)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	55,923	32,697
(Gain) loss on property disposals	(121)	1,769
Deferred income tax benefit	(8,881)	(4,286)
Changes in operating assets and liabilities:
Accounts and other receivables	(249)	17,948
Inventories	(65,366)	(29,460)
Other current assets	2,009	(5,166)
Accounts payable and accrued expenses	4,225	(15,123)
Income taxes, net	8,667	2,631
Other	923	1,997

Cash used in operating activities	(35,199)	(5,729)

Cash flows for investing activities:
Acquisitions of property, plant and equipment	(42,684)	(39,350)
Purchases of investment securities	(3,287)	(140,350)
Proceeds from sale or maturity of investment securities	2,750	108,437
Business acquisition activity, primarily cash acquired	—	34,065
Proceeds from property disposals	150	2,557
Other, net	—	(2,139)

Cash used in investing activities	(43,071)	(36,780)

Cash flows from financing activities:
Proceeds from long-term debt	298,000	99,843
Payments on long-term debt	(212,272)	(90,680)
Change in outstanding cash management obligations	22,533	24,984
Cash dividends paid	(1,497)	(1,498)

Cash provided by financing activities	106,764	32,649

Increase (decrease) in cash and cash equivalents	28,494	(9,860)
Cash and cash equivalents at beginning of period	66,168	156,404

Cash and cash equivalents at end of period	$94,662	$146,544
See notes to consolidated financial statements.

INDEX
PILGRIM'S PRIDE CORPORATION
December 29, 2007

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Pilgrim’s Pride Corporation (referred to herein as “Pilgrim’s,” “the Company,” “we,” “us,” “our” or similar terms) have been prepared in accordance with accounting principles generally accepted in the United States (“US”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the US Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by US generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal and recurring adjustments unless otherwise disclosed) considered necessary for a fair presentation have been included.  Operating results for the three months ended December 29, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending September 27, 2008.  For further information, refer to the consolidated financial statements and footnotes thereto included in Pilgrim’s Annual Report on Form 10-K for the fiscal year ended September 29, 2007.

The consolidated financial statements include the accounts of Pilgrim’s and its majority-owned subsidiaries.  Significant intercompany accounts and transactions have been eliminated.

The assets and liabilities of the foreign subsidiaries are translated at end-of-period exchange rates, except for any non-monetary assets, which are translated at equivalent dollar costs at dates of acquisition using historical rates.  Operations of foreign subsidiaries are translated at average exchange rates in effect during the period.

Certain reclassifications have been made to prior periods to conform to current period presentations.

The Company and certain retirement plans that it sponsors invest in a variety of financial instruments. In response to the continued turbulence in global financial markets, we have analyzed our portfolios of investments and, to the best of our knowledge, none of our investments, including money market funds units, commercial paper and municipal securities, have been downgraded because of this turbulence, and neither we nor any fund in which we participate hold more than negligible amounts of structured investment vehicles, mortgage backed securities, collateralized debt obligations, credit derivatives, hedge funds investments, fund of funds investments or perpetual preferred securities.

INDEX
PILGRIM'S PRIDE CORPORATION
December 29, 2007

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), Business Combinations. This Statement improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects by establishing principles and requirements for how the acquirer (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company must apply prospectively SFAS No. 141(R) to business combinations for which the acquisition date occurs during or subsequent to the first quarter of fiscal 2010. The impact that adoption of SFAS No. 141(R) will have on the Company’s financial condition, results of operations and cash flows is dependent upon many factors. Such factors would include, among others, the fair values of the assets acquired and the liabilities assumed in any applicable business combination, the amount of any costs the Company would incur to effect any applicable business combination, and the amount of any restructuring costs the Company expected but was not obligated to incur as the result of any applicable business combination. There can be no assurance that application of SFAS No. 141(R) to any applicable business combination will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

In December 2007, the FASB also issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. This Statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for how that reporting entity (a) identifies, labels and presents in its consolidated statement of financial position the ownership interests in subsidiaries held by parties other than itself, (b) identifies and presents on the face of its consolidated statement of operations the amount of consolidated net income attributable to itself and to the noncontrolling interest, (c) accounts for changes in its ownership interest while it retains a controlling financial interest in its subsidiary, (d) initially measures any retained noncontrolling equity investment in a subsidiary that is deconsolidated, and (e) discloses other information about its interests and the interests of the noncontrolling owners. The Company must apply prospectively the accounting requirements of SFAS No. 160 in the first quarter of fiscal 2010. The Company should also apply retroactively the presentation and disclosure requirements of the Statement for all periods presented at that time. The Company does not expect the adoption of SFAS No. 160 will have a material impact on its financial condition, results of operations and cash flows.

INDEX
PILGRIM'S PRIDE CORPORATION
December 29, 2007

NOTE B—BUSINESS ACQUISITION

On December 27, 2006, we acquired 45,343,812 shares, representing 88.9% of shares outstanding, of Gold Kist Inc. (“Gold Kist”) common stock through a tender offer. We subsequently acquired all remaining Gold Kist shares and, on January 9, 2007, Gold Kist became a wholly owned subsidiary of the Company. Gold Kist, based in Atlanta, Georgia, was the third-largest chicken company in the United States, accounting for more than nine percent of chicken produced in the United States in recent years. Gold Kist operated a fully integrated chicken production business that included live production, processing, marketing and distribution.

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

The following summarizes our purchase price at December 27, 2006 (in thousands):

Purchase 50,146,368 shares at $21.00 per share	$1,053,074
Premium paid on retirement of debt	22,208
Retirement of various share-based compensation awards	25,677
Various costs and fees	37,740

Total purchase obligation at December 30, 2006	$1,138,699

We retired the Gold Kist 10.25% Senior Notes due 2014 with a book value of $128.5 million at a cost of $149.8 million plus accrued interest and the Gold Kist Subordinated Capital Certificates of Interest at par plus accrued interest and a premium of one year’s interest. We also paid acquisition transaction costs and funded change in control payments to certain Gold Kist employees. This acquisition was initially funded by (a) $780.0 million borrowed under our revolving-term secured credit facility and (b) $450.0 million borrowed under our $450.0 million senior unsecured term loan agreement.

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

INDEX
PILGRIM'S PRIDE CORPORATION
December 29, 2007

The following table summarizes the fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Current assets	$418,583
Property, plant and equipment	674,444
Goodwill	499,669
Intangible assets	64,500
Other assets	65,597
Total assets acquired	1,722,793

Current liabilities	269,619
Long-term debt, less current maturities	140,674
Deferred income taxes	93,509
Other long-term liabilities	80,292
Total liabilities assumed	584,094

Total purchase price	$1,138,699

Goodwill and other intangible assets reflected above were determined to meet the criteriafor recognition apart from tangible assets acquired and liabilities assumed. Intangible assets related to the acquisition consisted of the following at December 27, 2006:

	Fair	Amortization
	Value	Period
	(In thousands)	(In years)
Intangible assets subject to amortization:
Customer relationships	$51,000	13.0
Trade name	13,200	3.0
Non-compete agreements	300	3.0

Total intangible assets subject to amortization	$64,500

Weighted average amortization periodof intangible assets subject to amortization		10.9

Goodwill	$499,669	N/A

INDEX
PILGRIM'S PRIDE CORPORATION
December 29, 2007

Goodwill, which is recognized in the Company’s chicken segment, represents the purchase price in excess of the value assigned to identifiable tangible and intangible assets. We elected to acquire Gold Kist at a price that resulted in the recognition of goodwill because of the following strategic and financial benefits:

▪	The combined company is now positioned as the world’s leading chicken producer and that position has provided us with enhanced abilities to:

•	Compete more efficiently and provide even better customer service;
•	Expand our geographic reach and customer base;
•	Further pursue value-added and prepared foods opportunities; and
•	Offer long-term growth opportunities for our stockholders, employees, and growers.

▪	The combined company is better positioned to compete in the industry both internationally and in the United States as additional consolidation occurs.

The amortizable intangible assets were determined by us to have finite lives. The useful life for the customer relationships intangible asset we recognized was based on our forecasts of customer turnover. The useful life for the trade name intangible assetwe recognizedwas based on the estimated length of our use of the Gold Kist trade name while it is phased out and replaced with the Pilgrim’s Pride trade name. The useful life of the non-compete agreements intangible assetwe recognizedwas based on the remaining life of the agreements. We amortize these intangible assets over their remaining useful lives on a straight-line basis.Annual amortization expense for these intangible assets was $6.3 million in fiscal 2007. We expect to recognize annual amortization expense of $8.4 million in fiscal 2008 and fiscal 2009, $5.1 million in fiscal 2010, $3.9 million in fiscal 2011 through fiscal 2019, and $1.0 million in fiscal 2020.

The following unaudited financial information has been presented as if the acquisition had occurred at the beginning of each period presented.

	Three Months Ended
	December 29, 2007 Actual	December 30, 2006 Pro forma
	(In thousands, except share and per share data)
Net sales	$2,093,211	$1,864,942
Depreciation and amortization	$55,923	$57,919
Operating income (loss)	$2,409	$(33,456)
Interest expense, net	$29,827	$38,426
Loss before taxes	$(24,555)	$(69,433)
Net loss	$(32,329)	$(42,919)
Net loss per common share	$(0.49)	$(0.64)
Weighted average shares outstanding	66,555,733	66,555,733

INDEX
PILGRIM'S PRIDE CORPORATION
December 29, 2007

NOTE C—ACCOUNTS RECEIVABLE

In connection with the Receivables Purchase Agreement dated June 26, 1998, as amended, (the “Agreement”) the Company sells, on a revolving basis, certain of its trade receivables (the “Pooled Receivables”) to a special purpose corporation wholly owned by the Company, which in turn sells a percentage ownership interest to third parties.  The aggregate amount of Pooled Receivables sold plus the remaining Pooled Receivables available for sale under this Agreement declined from $300.0 million at September 29, 2007 to $284.2 million at December 29, 2007.  The outstanding amount of Pooled Receivables sold and the remaining Pooled Receivables available for sale under this Agreement at December 29, 2007 were $265.6 million and $18.6 million, respectively.  The loss recognized on the sold receivables during the quarter ended December 29, 2007 was not material.

NOTE D—INVENTORIES

	December 29, 2007	September 29, 2007
	(In thousands)
Chicken:
Live chicken and hens	$353,511	$343,185
Feed and eggs	254,311	223,631
Finished chicken products	381,688	337,052

Total chicken inventories	989,510	903,868

Turkey:
Live turkey and hens	$9,870	$8,839
Feed and eggs	2,696	2,664
Finished turkey products	7,124	25,929

Total turkey inventories	19,690	37,432

Other products:
Commercial feed, table eggs, retail farm store and other	$9,926	$11,327
Distribution inventories (other than chicken and turkey products)	8,097	9,258

Total other products inventories	18,023	20,585

Total inventories	$1,027,223	$961,885

INDEX
PILGRIM'S PRIDE CORPORATION
December 29, 2007

NOTE E—PROPERTY, PLANT AND EQUIPMENT

	December 29, 2007	September 29, 2007
	(In thousands)
Land	$112,198	$115,101
Buildings, machinery and equipment	2,403,330	2,391,154
Autos and trucks	61,612	59,559
Construction-in-progress	149,674	124,193

Property, plant and equipment, gross	2,726,814	2,690,007

Accumulated depreciation	(937,000)	(889,852)

Property, plant and equipment, net	$1,789,814	$1,800,155

NOTE F—NOTES PAYABLE AND LONG-TERM DEBT

	Maturity	December 29, 2007	September 29, 2007
		(In thousands)

Senior unsecured notes, at 7.625%	2015	$400,000	$400,000
Senior subordinated notes, at 8.375%	2017	250,000	250,000
Secured revolving credit facility with notes payable at LIBOR plus 0.75% to LIBOR plus 1.75%	2013	86,500	—
Secured revolving credit facility with notes payable at LIBOR plus 1.25% to LIBOR plus 2.75%	2011	26,080	26,293
Secured revolving-term/credit facility with notes payable at LIBOR or US Treasuries plus a spread	2016	621,825	622,350
Other	Various	22,541	22,787

Notes payable and long-term debt		1,406,946	1,321,430

Current maturities of long-term debt		(2,884)	(2,872)

Notes payable and long-term debt, less current maturities		$1,404,062	$1,318,558

The Company borrowed $298.0 million and repaid $211.5 million under its secured revolving credit facility expiring in 2013 and repaid $0.8 million under other facilities during the first quarter of fiscal 2008.  At December 29, 2007, $126.9 million was available for borrowing under the Company’s secured revolving credit facility expiring in 2013, $23.9 million was available for borrowing under the Company’s secured revolving credit facility expiring in 2011 and $550.0 million was available for borrowing under the revolving portion of the Company’s secured revolving-term/credit facility expiring in 2016.

The Company is required, by certain provisions of its debt agreements, to maintain levels of working capital and net worth, to limit dividends to a maximum of $26million per year, and to

INDEX
PILGRIM'S PRIDE CORPORATION
December 29, 2007

maintain various fixed charge, leverage, current and debt-to-equity ratios. At December 29, 2007, the Company has fully complied with these covenants.

NOTE G—INCOME TAXES

We recorded tax expense of $7.8 million for the three months ended December 29, 2007 on a loss before taxes of $24.6 million. The difference between the effective rate reflected in the provision for income taxes and the amounts determined by applying the applicable statutory United States tax rate for the three months ended December 29, 2007 is primarily due to an increase in the valuation allowance on net operating losses in Mexico.

On September 30, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). This Interpretation required us to develop a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Adoption of FIN 48 had no significant effect on the Company’s financial condition.  The net unrecognized tax benefits of $32.9 million include $26.3 million that, if recognized, would benefit our effective income tax rate and $6.6 million that, if recognized, would reduce goodwill.

The Company files numerous consolidated and separate income tax returns in the United States Federal jurisdiction, the Mexico Federal jurisdiction and in many state jurisdictions. With few exceptions, the Company is no longer subject to US Federal, state or local income tax examinations for years before 2003 and is no longer subject to Mexico income tax examinations by tax authorities for years before 2005.  We are currently under audit by the Internal Revenue Service for the tax years ended September 26, 2003 to September 30, 2006. It is likely that the examination phase of the audit will conclude in 2008, and it is reasonably possible a reduction in our FIN 48 liability may occur; however, quantification of an estimated range cannot be made at this time.

Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. During the three months ended December 29, 2007 we recognized $0.9 million in interest and penalties related to uncertain tax positions. As of December 29, 2007, we have accrued approximately $12.6 million of interest and penalties related to uncertain tax positions.

In October 2007, Mexico enacted La Ley del Impuesto Empresarial a Tasa Única (“IETU”), a new minimum corporation tax, which will be assessed on companies doing business in that country beginning January 1, 2008. While the Company does not anticipate paying taxes under IETU, the new law will affect the Company’s tax planning strategies to fully realize its deferred tax assets under Mexico’s regular income tax. The Company has evaluated the impact of IETU on its Mexico operations and, because of the treatment of net operating losses under the new law, has established a valuation allowance for net operating losses it believes do not meet the more likely than not realization criteria of SFAS No. 109, Accounting for Income Taxes; this valuation allowance resulted in a $12.7 million charge to tax expense.

INDEX
PILGRIM'S PRIDE CORPORATION
December 29, 2007

NOTE H—RELATED PARTY TRANSACTIONS

Lonnie “Bo” Pilgrim, the Senior Chairman and, through certain related entities, the major stockholder of the Company (collectively, the “major stockholder”), owns an egg laying and a chicken growing operation.  In addition, at certain times during the year, the major stockholder may purchase from the Company live chickens and hens and certain feed inventories during the grow-out process and then contract with the Company to resell the birds at maturity using a market-based formula with prices subject to a ceiling price calculated at his cost plus two percent.  No purchases have been made by the Company under this agreement since the first quarter of fiscal 2006.

Certain transactions with related parties are summarized as follows:

	Three Months Ended
	December 29, 2007	December 30, 2006
	(In thousands)
Lease payments on commercial egg property	$188	$188
Contract grower pay	260	199
Other sales to major stockholder	163	147
Loan guaranty fees	962	336
Lease payments and operating expenses on airplane	113	119

NOTE I—COMMITMENTS AND CONTINGENCIES

We are a party to many routine contracts in which we provide general indemnities in the normal course of business to third parties for various risks. Among other considerations, we have not recorded a liability for any of these indemnities as based upon the likelihood of payment, the fair value of such indemnities would not have a material impact on our financial condition, results of operations and cash flows.

At December 29, 2007, the Company had $86.6 million in letters of credit outstanding relating to normal business transactions.

INDEX
PILGRIM'S PRIDE CORPORATION
December 29, 2007

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

Among the claims presently pending against the Company are claims seeking unspecified damages brought by current and former employees seeking compensation for the time spent donning and doffing clothing and personal protective equipment. We are aware of an industry-wide investigation by the Wage and Hour Division of the U.S. Department of Labor to ascertain compliance with various wage and hour issues, including the compensation of employees for the time spent on such activities such as donning and doffing clothing and personal protective equipment. Due, in part, to the government investigation and the recent U.S. Supreme Court decision in IBP, Inc. v. Alvarez, it is possible that we may be subject to additional employee claims. We intend to assert vigorous defenses to the litigation. Nonetheless, there can be no assurances that other similar claims may not be brought against the Company.

NOTE J—BUSINESS SEGMENTS

We operate in three reportable business segments as (1) a producer and seller of chicken products, (2) a producer and seller of turkey products and (3) and seller of other products. The following table presents certain information regarding our segments:

INDEX
PILGRIM'S PRIDE CORPORATION
December 29, 2007

	Three Months Ended
	December 29, 2007	December 30, 2006(a)
	(In thousands)
Net sales to customers:
Chicken:
United States	$1,728,142	$1,030,949
Mexico	120,998	122,909
Total chicken	1,849,140	1,153,858

Turkey	53,390	51,850

Other products:
United States	182,857	128,975
Mexico	7,824	2,449
Total other products	190,681	131,424

	$2,093,211	$1,337,132
Operating income (loss):
Chicken:
United States	$(19,094)	$(11,446)
Mexico	(4,092)	1,329
Total chicken	(23,186)	(10,117)

Turkey	1,739	2,506

Other products:
United States	22,771	4,138
Mexico	1,085	567
Total other products	23,856	4,705

	$2,409	$(2,906)
Depreciation and amortization:(b)
Chicken:
United States	$50,203	$27,445
Mexico	2,564	2,806
Total chicken	52,767	30,251

Turkey	379	374

Other products:
United States	2,715	2,028
Mexico	62	44
Total other products	2,777	2,072

	$55,923	$32,697

(a)The Company acquired Gold Kist on December 27, 2006 for $1.139 billion. For financial reporting purposes, we have not included the operating results and cash flows of Gold Kist in our consolidated financial statements for the period spanning from December 27, 2006 through December 30, 2006. The operating results and cash flows of Gold Kist forthat period were not material.

(b)Includes amortization of capitalized financing costs of approximately $1.0 million and $0.7 million for the three-month periods ended December 29, 2007 and December 30, 2006, respectively, and amortization of intangible assets of approximately $2.6 million for the three months ended December 29, 2007.

INDEX
PILGRIM'S PRIDE CORPORATION
December 29, 2007

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Description of the Company

Pilgrim’s Pride is the world’s largest chicken company and has one of the best known brand names in the chicken industry. In the United States (“US”), we produce both prepared and fresh chicken and fresh turkey. In Mexico and Puerto Rico, we exclusively produce fresh chicken. Through vertical integration we control the breeding, hatching and growing of chickens. Our products are sold to foodservice, retail and frozen entrée customers primarily through foodservice distributors, retailers and restaurants throughout the US and Puerto Rico and in the northern and central regions of Mexico. We operate in three business segments and two geographical areas.

Business Acquisition

On December 27, 2006, we acquired 88.9% of all outstanding common shares of Atlanta-based Gold Kist Inc. (“Gold Kist”). Gold Kist was the third-largest chicken company in the US, accounting for approximately 9% of all chicken produced domestically in recent years. On January 9, 2007, we acquired the remaining Gold Kist common shares, making Gold Kist a wholly owned subsidiary of Pilgrim’s Pride Corporation. For financial reporting purposes, we have not included the operating results and cash flows of Gold Kist in our consolidated financial statements for the period spanning from December 27, 2006 through December 30, 2006. The operating results and cash flows of Gold Kist for that period were not material.

Executive Summary

Feed ingredient prices increased substantially between the first quarter of fiscal 2007 and the first quarter of fiscal 2008 and have continued to increase through the date of this report.  While chicken selling prices have generally improved over the same periods, chicken selling prices have not improved sufficiently to offset the higher costs of feed ingredients, which, along with deferred income tax asset valuation allowances recognized in Mexico and interest expense recognized on borrowings incurred due to the acquisition of Gold Kist, were the primary contributors to our $32.3 million net loss for the first quarter of fiscal 2008.  Although the Company continues to focus substantial efforts on increasing its sales prices in order to cover these increased costs, there can be no assurances as to if or when it will be able to raise its prices sufficiently to offset these incremental costs or return to profitability.

INDEX
PILGRIM'S PRIDE CORPORATION
December 29, 2007

In October 2007, Mexico enacted La Ley del Impuesto Empresarial a Tasa Única (“IETU”), a new minimum corporation tax, which will be assessed on companies doing business in that country beginning January 1, 2008. While the Company does not anticipate paying taxes under IETU, the new law will affect the Company’s tax planning strategies to fully realize its deferred tax assets under Mexico’s regular income tax. The Company has evaluated the impact of IETU on its Mexico operations and, because of the treatment of net operating losses under the new law, has established a valuation allowance for net operating losses it believes do not meet the more likely than not realization criteria of SFAS No. 109, Accounting for Income Taxes; this valuation allowance resulted in a $12.7 million charge to tax expense.

The net loss of $32.3 million for the first quarter of fiscal 2008 is $23.6 million greater than the net loss of $8.7 million for the first quarter of fiscal 2007.  This increase in net loss occurred primarily because of the increased cost of feed ingredients between the two periods, the deferred tax asset valuation allowances established by our Mexico operations as a result of IETU and increased interest expense related to the acquisition of Gold Kist. Feed ingredient costs rose 24.4% in the US and 15.3% in Mexico over the same period last year principally because of higher corn and soybean meal prices. Our average chicken selling prices in the US and Mexico increased 9.8% and 1.4%, respectively, over the same period last year mainly because of improved market pricing. Total pounds sold in the US were up 52.7% from the same period last year mainly because of the Gold Kist acquisition. Total pounds sold in Mexico were down 2.9% from the same period last year.

Business Environment

Profitability in the poultry industry is materially affected by the commodity prices of chicken, turkey and feed ingredients that, in turn, are influenced by a variety of supply and demand factors.  As a result, the chicken and turkey industries are subject to cyclical earnings fluctuations.  Cyclical earnings fluctuations can be mitigated somewhat by (a) business strategy, (b) product mix, (c) sales and marketing plans and (d) operating efficiencies.

In an effort to reduce price volatility and to generate higher, more consistent profit margins, we have concentrated on the production and marketing of prepared foods products.  Prepared foods products generally have higher profit margins than our other products.  Also, the production and sale in the US of prepared foods products reduces the impact of feed ingredient costs on our profitability.  Feed ingredient purchases are the single largest component of our cost of sales. They represented 36.5% of our consolidated cost of sales in the first quarter of fiscal 2008.  The production of feed ingredients is affected primarily by weather patterns throughout the world, the level of supply inventories, demand for feed ingredients, and the agricultural policies of the US and foreign governments.  The costs of corn and soybean meal, our primary feed ingredients, increased significantly between the first quarter of fiscal 2007 and the date of this report and there can be no assurance that the price of corn or soybean meal will not continue to rise as a result of, among other things, increasing demand for these products around the world and alternative uses of these products, such as ethanol and biodiesel production.  Feed ingredient costs become a decreasing percentage of a product’s total production cost as further processing is performed, thereby reducing their impact on our profitability.  Products sold in this form enable

INDEX
PILGRIM'S PRIDE CORPORATION
December 29, 2007

us to charge a premium, reduce the impact of feed ingredient costs on our profitability, and improve and stabilize our profit margins.

Since a significant portion of US chicken production is exported, the commodity prices of chicken and turkey can be adversely affected by disruptions in export markets.  Material disruptions in recent years included the negative impact that concerns over avian influenza had on international demand for poultry products.  Disruptions may also be caused by restrictions on imports of US-produced poultry products imposed by foreign governments for a variety of reasons, including the protection of their domestic poultry producers and allegations of consumer health issues.  Both Russia and Japan have restricted the importation of US-produced poultry for both of these reasons in recent periods.  In July 2003, the US and Mexico entered into a safeguard agreement with regard to imports into Mexico of chicken leg quarters from the US. Under this agreement, a tariff rate for chicken leg quarters of 98.8% of the sales price was established. This tariff was imposed because of concerns that the duty-free importation of such products as provided by the North American Free Trade Agreement would injure Mexico’s poultry industry. This tariff rate was eliminated on January 1, 2008.  As a result of the elimination of this tariff, we expect greater amounts of chicken to be imported into Mexico from the US. This could negatively affect the profitability of Mexican chicken producers, including our Mexico operations. Because disruptions in poultry export markets are often political, no assurances can be given as to when the existing disruptions will be alleviated or that new ones will not arise.

Business Segments

We operate in three reportable business segments as (1) a producer and seller of chicken products, (2) a producer and seller of turkey products and (3) a seller of other products.  The following table presents certain information regarding our segments:

INDEX
PILGRIM'S PRIDE CORPORATION
December 29, 2007

	Three Months Ended
	December 29, 2007	December 30, 2006(a)
	(In thousands)
Net sales to customers:
Chicken:
United States	$1,728,142	$1,030,949
Mexico	120,998	122,909
Total chicken	1,849,140	1,153,858

Turkey	53,390	51,850

Other products:
United States	182,857	128,975
Mexico	7,824	2,449
Total other products	190,681	131,424

	$2,093,211	$1,337,132
Operating income (loss):
Chicken:
United States	$(19,094)	$(11,446)
Mexico	(4,092)	1,329
Total chicken	(23,186)	(10,117)

Turkey	1,739	2,506

Other products:
United States	22,771	4,138
Mexico	1,085	567
Total other products	23,856	4,705

	$2,409	$(2,906)
Depreciation and amortization:(b)
Chicken:
United States	$50,203	$27,445
Mexico	2,564	2,806
Total chicken	52,767	30,251

Turkey	379	374

Other products:
United States	2,715	2,028
Mexico	62	44
Total other products	2,777	2,072

	$55,923	$32,697

(a)The Company acquired Gold Kist on December 27, 2006 for $1.139 billion. For financial reporting purposes, we have not included the operating results and cash flows of Gold Kist in our consolidated financial statements for the period spanning from December 27, 2006 through December 30, 2006. The operating results and cash flows of Gold Kist forthat period were not material.

(b)Includes amortization of capitalized financing costs of approximately $1.0 million and $0.7 million for the three-month periods ended December 29, 2007 and December 30, 2006, respectively, and amortization of intangible assets of approximately $2.6 million for the three months ended December 29, 2007.

INDEX
PILGRIM'S PRIDE CORPORATION
December 29, 2007

The following table presents certain items as a percentage of net sales for the periods indicated:

	Three Months Ended
	December 29, 2007	December 30, 2006
Net sales	100.0%	100.0%
Cost of sales	94.9	95.1
Gross profit	5.1	4.9
Selling, general and administrative expense	5.0	5.1
Operating income (loss)	0.1	(0.2)
Interest expense	1.4	1.0
Interest income	—	(0.1)
Loss before income taxes	(1.2)	(1.1)
Net loss	(1.5)	(0.7)

Results of Operations

Fiscal First Quarter 2008 Compared to Fiscal First Quarter 2007

Net sales.  Net sales for the first quarter of fiscal 2008 increased $756.1 million, or 56.5%, over the first quarter of fiscal 2007. The following table provides net sales information:

Source	Fiscal Quarter Ended December 29, 2007	Change from Fiscal Quarter Ended December 30, 2006
		Amount	Percentage
	(In millions, except percentages)
Chicken:
United States	$1,728.1	$697.2	67.6%		(a)
Mexico	121.0	(1.9)	(1.6	) %	(b)
Total chicken	1,849.1	695.3	60.3%

Turkey	53.4	1.5	3.0%		(c)

Other products:
United States	182.9	53.9	41.8%		(d)
Mexico	7.8	5.4	219.5%		(e)
Total other products	190.7	59.3	45.1%
Total net sales	$2,093.2	$756.1	56.5%

(a)US chicken sales for the first quarter of fiscal 2008 increased from the same period last year primarily as the result of a 52.7% increase in volume resulting mainly from the acquisition of Gold Kist on December 27, 2006, increases in the average selling prices of chicken and, for legacy Pilgrim’s Pride products, an improved product mix containing a greater percentage of higher-margin, value-added products.

(b)Mexico chicken sales in the current quarter decreased from the first quarter of fiscal 2007 primarily because of a 2.9% decrease in pounds sold offset by a 1.4% increase in revenue per pound sold.

(c)Turkey sales increased principally because of a 5.0% increase in revenue per pound sold offset by a 2.0% decrease in pounds sold.

(d)US sales of other products increased mainly as the result of the acquisition of Gold Kist on December 27, 2006 and improved pricing on our rendering output. Rendering is the process of converting poultry byproducts into raw materials for grease, animal feed, biodiesel and feed-stock for the chemical industry.

(e)Mexico sales of other products increased principally because of both higher sales volumes and higher selling prices for commercial feed.

INDEX
PILGRIM'S PRIDE CORPORATION
December 29, 2007

Gross profit.  Gross profit increased $42.3 million, or 64.6%, in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007. The following table provides gross profit information:

				Percentage of Net Sales
	Fiscal Quarter Ended December 29, 2007			Fiscal Quarter Ended December 29, 2007	Fiscal Quarter Ended December 30, 2006
		Change From Fiscal Quarter Ended December 30, 2006
Components		Amount	Percentage
(In millions, except percentages)

Net sales	$2,093.2	$756.1	56.5%	100.0%	100.0%
Cost of sales	1,985.4	713.8	56.1%	94.9%	95.1%	(a)

Gross profit	$107.8	$42.3	64.6%	5.1%	4.9%	(b)

(a)Cost of sales incurred in the first quarter of fiscal 2008 increased when compared to the same period last year primarily because of the acquisition of Gold Kist on December 27, 2006 and increased quantities and costs of energy and feed ingredients. We also experienced in the first quarter of fiscal 2008, and continue to experience, increased production and freight costs related to operational inefficiencies, labor shortages at several facilities, and higher fuel costs. We believe the labor shortages are attributable in part to heightened publicity of governmental immigration enforcement efforts, ongoing Company compliance efforts, and continued changes in the Company’s employment practices in light of recently published governmental best practices and the pending new labor hiring regulations. Cost of sales in our Mexico chicken operations increased mainly because of higher feed ingredient costs.

(b)Gross profit as a percent of net sales generated in the first quarter of fiscal 2008 improved 0.2 percentage points from the same period last year because of improved pricing on our rendering output due to increased demand for the raw materials used to produce biodiesel and other alternative fuels.

Operating income (loss).  Operating income for the first quarter of fiscal 2008 increased $5.3 million, or 182.8% compared to the first quarter of fiscal 2007. The following tables provide operating income information:

	Fiscal Quarter Ended	Change from Fiscal Quarter Ended
	December 29, 2007	December 30, 2006
Source		Amount	Percentage
	(In million, except percentages)
Chicken:
United States	$(19.1)	$(7.7)	(67.5	) %
Mexico	(4.1)	(5.4)	(415.4	) %
Total chicken	(23.2)	(13.1)	(129.7	) %

Turkey	1.7	(0.8)	(32.0	) %

Other products:
United States	22.8	18.7	456.1%
Mexico	1.1	0.5	83.3%
Total other products	23.9	19.2	408.5%
Total operating income	$2.4	$5.3	182.8%

INDEX
PILGRIM'S PRIDE CORPORATION
December 29, 2007

				Percentage of Net Sales
	Fiscal Quarter Ended December 29, 2007			Fiscal Quarter Ended December 29, 2007	Fiscal Quarter Ended December 30, 2006
		Change From Fiscal Quarter Ended December 30, 2006
Components		Amount	Percentage
(In millions, except percentages)

Gross profit	$107.8	$42.3	64.6%	5.1%	4.9%
Selling, general and administrative expense	105.4	37.0	54.1%	5.0%	5.1%		(a)

Operating loss	$2.4	$5.3	182.8%	0.1%	(0.2	) %	(b)

(a)Selling, general and administrative expense incurred in the first quarter of fiscal 2008 increased from the same period last year primarily because of the acquisition of Gold Kist on December 27, 2006.

(b)Operating income as a percentage of net sales generated in the first quarter of fiscal 2008 increased 0.3 percentage points when compared to the same period last year primarily because of increases in the average selling prices of chicken, improved pricing on our rendering output due to increased demand for the raw materials used to produce biodiesel and other alternative fuels and improved product mix partially offset by increased feed, production and freight costs and the other factors described above.

Interest expense. Interest expense increased 118.0% to $30.3 million in the first quarter of fiscal 2008 from $13.9 million for the first quarter of fiscal 2007 primarily because of increased borrowings related to the acquisition of Gold Kist and a decrease in amounts of interest capitalized during the quarter.  As a percentage of sales, interest expense in the first quarter of fiscal 2008 increased to 1.4% from 1.0% in the first quarter of fiscal 2007.

Interest income.  Interest income decreased from $1.3 million in the first quarter of fiscal 2007 to $0.5 million in the first quarter of fiscal 2008 because of a reduced average level of investment during the current quarter in available for sale securities.

Miscellaneous, net.  Consolidated miscellaneous income increased from $1.0 million in the first quarter of fiscal 2007 to $2.9 million in the first quarter of fiscal 2008 primarily because of an increase in investment income and improvement in currency exchange results due to an increase in the average exchange rate between the Mexican peso and the US dollar during those two periods.

Income tax expense.  Income tax expense in the first quarter of fiscal 2008 was $7.8 million compared to income tax benefit of $5.8 million in the first quarter of fiscal 2007.  The increase in income tax expense resulted primarily from tax expense of $12.7 million recognized in the current quarter by our Mexico operations mainly because of a valuation allowance we established for net operating losses we believe do not meet the more likely than not realization criteria of SFAS No. 109 due to the treatment of the net operating losses under IETU.  This was partially offset by larger pretax loss incurred in the first quarter of fiscal 2008 than was incurred in the same period last year.

INDEX
PILGRIM'S PRIDE CORPORATION
December 29, 2007

Liquidity and Capital Resources

The following table presents our available sources of liquidity as of December 29, 2007:

	Facility	Amount
Source of Liquidity	Amount	Outstanding	Available
	(In millions)

Cash and cash equivalents	$—	$—	$94.7
Investments in available-for-sale securities	—	—	8.8
Receivables purchase agreement	300.0	265.6	18.6	(a)
Debt facilities:
Revolving credit facilities	350.0	112.6	150.8	(b)(c)
Revolving/term facility	550.0	—	550.0	(c)

(a)The aggregate amount of receivables sold plus the remaining receivables available for saledeclined from $300.0 million at September 29, 2007 to $284.2million at December 29, 2007.

(b)At December 29, 2007, the Company had $86.6 million in letters of credit outstanding relating to normal business transactions.

(c)At February 4, 2008, total availability under these debt facilities is $535.5 million.

At December 29, 2007, our working capital increased $61.2 million to $440.3 million and our current ratio increased to 1.48 to 1 compared with working capital of $379.1 million and a current ratio of 1.42 to 1 at September 29, 2007 primarily because of the working capital changes discussed below.

Trade accounts and other receivables increased $0.2 million, or 0.1%, to $130.4 million at December 29, 2007 from $130.2 million at September 29, 2007.

Inventories increased $65.3 million, or 6.8%, to $1.0272 billion at December 29, 2007 from $961.9 million at September 29, 2007.  This increase resulted from higher finished chicken products and live inventories primarily due to higher feed ingredient prices.

Accounts payable increased $56.4 million, or 14.0%, to $458.7 million at December 29, 2007 from $402.3 million at September 29, 2007 primarily because of the increased cost of feed ingredients and fuel.

Accrued liabilities decreased $36.0 million, or 7.2%, to $464.0 million at December 29, 2007 from $500.0 million at September 29, 2007 principally because of a reduction in interest payable on notes payable due to the timing of our semi-annual interest payments and amortization of acquisition-related liabilities such as unfavorable sales contracts and unfavorable lease contracts.

INDEX
PILGRIM'S PRIDE CORPORATION
December 29, 2007

Cash used in operating activities was $35.2 million and $5.7 million for the three months ended December 29, 2007 and December 30, 2006, respectively.  The increase in cash used in operating activities was primarily the result of changes in working capital items.

Cash used in investing activities was $43.1 million and $36.8 million for the first quarters of fiscal 2008 and fiscal 2007, respectively. Capital expenditures of $42.7 million and $39.4 million for the three months ended December 29, 2007 and December 30, 2006, respectively, were primarily incurred for the routine replacement of equipment and to improve efficiencies, expand capacity, and reduce costs.  We anticipate spending approximately $225.0 million to $250.0 million in fiscal 2008 for the routine replacement of equipment, capacity expansion and new automation to improve efficiencies.  We expect to finance such expenditures with cash on hand, operating cash flows if available, and existing revolving/term and revolving credit facilities. Cash was used to purchase investment securities totaling $3.3 million in the first quarter of fiscal 2008 and $140.4 million in the first quarter of fiscal 2007. Cash proceeds in the first quarter of fiscal 2008 and the first quarter of fiscal 2007 from the sale or maturity of investment securities were $2.8 million and $108.4 million, respectively. In the first quarter of fiscal 2007, we received cash totaling $34.1 million related to the acquisition of Gold Kist.

Cash provided by financing activities was $106.8 million and $32.6 million for the three months ended December 29, 2007 and December 30, 2006, respectively.  Cash proceeds in the first quarters of fiscal 2008 and fiscal 2007 from long-term debt were $298.0 million and $99.8 million, respectively.  Cash was used to repay long-term debt totaling $212.3 million in the first quarter of fiscal 2008 and $90.7 million in the first quarter of fiscal 2007.  Cash proceeds in the first quarters of fiscal 2008 and fiscal 2007 from changes in outstanding cash management obligations were $22.5 million and $25.0 million, respectively.

The Company is required, by certain provisions of its debt agreements, to maintain levels of working capital and net worth, to limit dividends to a maximum of $26million per year, and to maintain various fixed charge, leverage, current and debt-to-equity ratios. At December 29, 2007, the Company has fully complied with these covenants.

We are a party to many routine contracts in which we provide general indemnities in the normal course of business to third parties for various risks.  We have not recorded a liability for any of these indemnities as the likelihood of payment in each case is considered remote.

There were no material changes during the three months ended December 29, 2007, outside the ordinary course of business, in the specified contractual obligations presented in the Company’s Annual Report on Form 10-K for fiscal 2007.

INDEX
PILGRIM'S PRIDE CORPORATION
December 29, 2007

Off-Balance Sheet Arrangements

In connection with the Receivables Purchase Agreement dated June 26, 1998, as amended, (the “Agreement”) the Company sells, on a revolving basis, certain of its trade receivables (the “Pooled Receivables”) to a special purpose corporation wholly owned by the Company, which in turn sells a percentage ownership interest to third parties.  The aggregate amount of Pooled Receivables sold plus the remaining Pooled Receivables available for sale under this Agreement declined from $300.0 million at September 29, 2007 to $284.2 million at December 29, 2007.  The outstanding amount of Pooled Receivables sold and the remaining Pooled Receivables available for sale under this Agreement at December 29, 2007 were $265.6 million and $18.6 million, respectively.  The loss on the sold receivables during the quarter ended December 29, 2007 was not material.

Accounting Pronouncements

Discussion regarding our pending adoption of Statement of Financial Accounting Standards (“SFAS”) No. 141(R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, is included in Note A of the notes to our consolidated financial statements included elsewhere in this Quarterly Report.

Critical Accounting Policies

During the three months ended December 29, 2007:

▪	We did not change any of our existing critical accounting policies;

▪
No existing accounting policies became critical accounting policies because of an increase in the materiality of associated transactions or changes in the circumstances to which associated judgments and estimates relate; and

▪
There were no significant changes in the manner in which critical accounting policies were applied or in which related judgments and estimates were developed, except for the required adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, effective September 30, 2007.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Feed Ingredients

We purchase certain commodities, primarily corn and soybean meal, for use as ingredients in the feed we either sell commercially or consume in our live operations.  As a result, our earnings are affected by changes in the price and availability of such feed ingredients.  As market conditions dictate, we will from time to time lock in future feed ingredient prices using a variety of natural

INDEX
PILGRIM'S PRIDE CORPORATION
December 29, 2007

hedges and derivative instruments such as forward purchase agreements with suppliers and futures contracts.

We do not use such financial instruments for trading purposes and are not a party to any leveraged derivatives.  Market risk is estimated as a hypothetical 10% increase in the weighted-average cost of our primary feed ingredients as of December 29, 2007.  Based on our feed consumption during the three months ended December 29, 2007, such an increase would have resulted in an increase to cost of sales of approximately $72.6 million, excluding the impact of any hedging in that period.  A 10% change in ending feed ingredient inventories at December 29, 2007 would be $7.4 million, excluding any potential impact on the production costs of our chicken and turkey inventories.

Interest Rates

Our earnings are affected by changes in interest rates due to the impact those changes have on our variable-rate debt instruments and the fair value of our fixed-rate debt instruments. During the quarter ended December 29, 2007, the Company borrowed $298.0 million and repaid $211.5 million under its variable-rate domestic revolving credit facility expiring in 2013. Our variable-rate debt instruments represented approximately 38.5% of our long-term debt at December 29, 2007. Holding other variables constant, including levels of indebtedness, a 25-basis-points increase in interest rates would have increased our interest expense by $1.4 million for the first quarter of fiscal 2008. These amounts are determined by considering the impact of the hypothetical interest rates on our variable-rate long-term debt at December 29, 2007. At December 29, 2007, we do not believe the fair value of our fixed-rate debt instruments has materially changed since September 29, 2007.

Foreign Currency

Our earnings are also affected by foreign currency exchange rate fluctuations related to the Mexican peso net monetary position of our Mexico subsidiaries.  We manage this exposure primarily by attempting to minimize our Mexican peso net monetary position. We are also exposed to the effect of potential currency exchange rate fluctuations to the extent that amounts are repatriated from Mexico to the US.  However, we currently anticipate that the cash flows of our Mexico subsidiaries will be reinvested in our Mexico operations.  In addition, the Mexican peso exchange rate can directly and indirectly impact our financial condition and results of operations in several ways, including potential economic recession in Mexico as the result of a devaluation in their currency.  The impact on our financial condition and results of operations resulting from a hypothetical change in the exchange rate between the US dollar and the Mexican peso cannot be reasonably estimated.  Foreign currency exchange gains and losses, representing the change in the US dollar value of the net monetary assets of our Mexico subsidiaries denominated in Mexican pesos, was a gain of $0.1 million in the first three months of fiscal 2008 compared to a loss of $1.5 million for the first three months of fiscal 2007.  On December 29, 2007, the applicable exchange rate closed at 10.86 Mexican pesos to 1 US dollar. On September 29, 2007, the applicable exchange rate closed at 10.93 Mexican pesos to 1 US dollar.  No assurance can be given as to how future movements in the Mexican peso could affect our future financial condition or results of operations.

INDEX
PILGRIM'S PRIDE CORPORATION
December 29, 2007

Investment Quality

The Company and certain retirement plans that it sponsors invest in a variety of financial instruments. In response to the continued turbulence in global financial markets, we have analyzed our portfolios of investments and, to the best of our knowledge, none of our investments, including money market funds units, commercial paper and municipal securities, have been downgraded because of this turbulence, and neither we nor any fund in which we participate hold more than negligible amounts of structured investment vehicles, mortgage backed securities, collateralized debt obligations, credit derivatives, hedge funds investments, fund of funds investments or perpetual preferred securities.

Forward Looking Statements

Statements of our intentions, beliefs, expectations or predictions for the future, denoted by the words "anticipate," "believe," "estimate," "expect," "project," “plan,” "imply," "intend," "foresee" and similar expressions, are forward-looking statements that reflect our current views about future events and are subject to risks, uncertainties and assumptions.  Such risks, uncertainties and assumptions include the following:

▪	Matters affecting the poultry industry generally, including fluctuations in the commodity prices of feed ingredients, chicken and turkey;
▪	Additional outbreaks of avian influenza or other diseases, either in our own flocks or elsewhere, affecting our ability to conduct our operations and/or demand for our poultry products;
▪	Contamination of our products, which has previously and can in the future lead to product liability claims and product recalls;
▪	Exposure to risks related to product liability, product recalls, property damage and injuries to persons, for which insurance coverage is expensive, limited and potentially inadequate;
▪	Management of our cash resources, particularly in light of our substantial leverage;
▪	Restrictions imposed by, and as a result of, our substantial leverage;
▪	Changes in laws or regulations affecting our operations or the application thereof;
▪
New immigration legislation or increased enforcement efforts in connection with existing immigration legislation that cause our costs of business to increase, cause us to change the way in which we do business or otherwise disrupt our operations;

▪	Competitive factors and pricing pressures or the loss of one or more of our largest customers;
▪	Inability to consummate, or effectively integrate, any acquisition or realize the associated cost savings and operating synergies;
▪	Currency exchange rate fluctuations, trade barriers, exchange controls, expropriation and other risks associated with foreign operations;
▪	Disruptions in international markets and distribution channels; and
▪	The impact of uncertainties of litigation as well as other risks described herein and under “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Actual results could differ materially from those projected in these forward-looking statements as a result of these factors, among others, many of which are beyond our control.

INDEX
PILGRIM'S PRIDE CORPORATION
December 29, 2007

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

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Senior Chairman of the Board of Directors and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, the Company’s management, including the Senior Chairman of the Board of Directors and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that information we are required to disclose in our reports filed with the Securities and Exchange Commission is accumulated and communicated to our management, including our Senior Chairman of the Board of Directors, and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the evaluation described above, the Company’s management, including the Senior Chairman of the Board of Directors and the Chief Financial Officer, identified no change in the Company's internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 29, 2007, and that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

INDEX
PILGRIM'S PRIDE CORPORATION
December 29, 2007

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

As described in more detail in the Company's Annual Report on Form 10-K filed on November 19, 2007, on July 1, 2002, three individuals, on behalf of themselves and a putative class of chicken growers, filed a class action complaint against the Company in the United States District Court for the Eastern District of Texas, Texarkana Division, styled “Cody Wheeler, et al. vs. Pilgrim’s Pride Corporation.” Plaintiffs alleged that the Company violated the Packers and Stockyards Act (7 U.S.C. Section 192) (the “PSA”) and breached fiduciary duties allegedly owed to the plaintiff growers. The plaintiffs also brought individual actions under the PSA alleging, among other things, breach of fiduciary duties and breach of contract. On September 30, 2005, plaintiffs amended their lawsuit to join Tyson Foods, Inc. as a co-defendant, contending that the Company and Tyson are involved in a conspiracy to violate federal antitrust laws. On January 3, 2006, the Court entered an order severing the plaintiffs’ PSA and antitrust claims. After severance, the plaintiffs voluntarily withdrew their request for class certification of the PSA claims, and the Court subsequently entered an order prohibiting the plaintiffs from filing any additional class-action claims against Pilgrim’s Pride in this lawsuit. On January 3, 2006, Plaintiffs brought their antitrust claims in an action styled "Cody Wheeler, et al. vs. Pilgrim's Pride Corporation, et al.," in the United States District Court for the Eastern District of Texas, Texarkana Division. The lawsuit was filed by the three original plaintiffs and a former grower, both in their individual capacities and on behalf of a putative class of chicken growers. On September 28, 2007, the Court issued an order denying plaintiffs’ request to certify a class action. Plaintiffs filed a Petition for Permission to Appeal on October 15, 2007 with the U.S. Court of Appeals for the Fifth Circuit, which was denied on December 7, 2007. Both of the Wheeler cases now involve only individual claims, and the Company intends to defend vigorously against these individual claims. The Company does not believe these matters will have a material impact on its financial condition, results of operations and cash flows, and the Company does not intend to provide updates regarding these cases in its future periodic reports.

As described in more detail in the Company's Annual Report on Form 10-K filed on November 19, 2007, on December 31, 2003, we were served with a purported class action complaint styled “Angela Goodwin, Gloria Willis, Johnny Gill, Greg Hamilton, Nathan Robinson, Eddie Gusby, Pat Curry, Persons Similarly Situated v. ConAgra Poultry Company and Pilgrim’s Pride, Incorporated” in the United States District Court, Western District of Arkansas, El Dorado Division, alleging racial and age discrimination at one of the facilities we acquired from ConAgra. Two of the named plaintiffs, Greg Hamilton and Gloria Willis, were voluntarily dismissed from this action, and the Court dismissed all of the claims of a third plaintiff in their entirety. On May 15, 2007, the Court issued its order denying Plaintiffs’ Motion for Class Certification in its entirety. Only six individual cases remain in this matter, and the Company intends to defend vigorously against these individual claims. The Company does not believe these matters will have a material impact on its financial condition, results of operations and cash flows, and the Company does not intend to provide updates regarding these cases in its future periodic reports.

INDEX
PILGRIM'S PRIDE CORPORATION
December 29, 2007

The Wage and Hour Division of the U.S. Department of Labor conducted an industry wide investigation to ascertain compliance with various wage and hour issues, including the compensation of employees for the time spent on such activities such as donning and doffing clothing and personal protective equipment. Due, in part, to the government investigation and the recent U.S. Supreme Court decision in IBP, Inc. v. Alvarez, employees have brought claims against the Company. The claims filed against the Company as of the date of this report include: “Juan Garcia, et al. v. Pilgrim’s Pride Corporation, a/k/a Wampler Foods, Inc.”, filed in Pennsylvania state court on January 27, 2006 and subsequently removed to the U.S. District Court for the Eastern District of Pennsylvania; “Esperanza Moya, et al. v. Pilgrim’s Pride Corporation and Maxi Staff, LLC”, filed March 23, 2006 in the Eastern District of Pennsylvania; “Barry Antee, et al. v. Pilgrim’s Pride Corporation” filed April 20, 2006 in the Eastern District of Texas; “Stephania Aaron, et al. v. Pilgrim’s Pride Corporation” filed August 22, 2006 in the Western District of Arkansas; “Salvador Aguilar, et al. v. Pilgrim’s Pride Corporation” filed August 23, 2006 in the Northern District of Alabama; “Benford v. Pilgrim’s Pride Corporation” filed November 2, 2006 in the Northern District of Alabama; “Porter v. Pilgrim’s Pride Corporation” filed December 7, 2006 in the Eastern District of Tennessee; “Freida Brown, et al v. Pilgrim’s Pride Corporation” filed March 14, 2007 in the Middle District of Georgia, Athens Division; “Roy Menser, et al v. Pilgrim’s Pride Corporation” filed February 28, 2007 in the Western District of Paducah, Kentucky; “Victor Manuel Hernandez v. Pilgrim’s Pride Corporation” filed January 30, 2007 in the Northern District of Georgia, Rome Division; “Angela Allen et al v. Pilgrim’s Pride Corporation” filed March 27, 2007 in United States District Court, Middle District of Georgia, Athens Division; Daisy Hammond and Felicia Pope v. Pilgrim’s Pride Corporation, in the Gainesville Division, Northern District of Georgia, filed on June 6, 2007; Gary Price v. Pilgrim’s Pride Corporation, in the U.S. District Court for the Northern District of Georgia, Atlanta Division, filed on May 21, 2007; and Kristin Roebuck et al v. Pilgrim’s Pride Corporation, in the U.S. District Court, Athens, Georgia, Middle District, filed on May 23, 2007. The plaintiffs generally purport to bring a collective action for unpaid wages, unpaid overtime wages, liquidated damages, costs, attorneys' fees, and declaratory and/or injunctive relief and generally allege that they are not paid for the time it takes to either clear security, walk to their respective workstations, don and doff protective clothing, and/or sanitize clothing and equipment. The presiding judge in the consolidated action in El Dorado issued an initial Case Management order on July 9, 2007. Plaintiffs’ counsel filed a Consolidated Amended Complaint and the parties filed a Joint Rule 26(f) Report. A complete scheduling order has not been issued, and discovery has not yet commenced. Plaintiffs have filed a consolidated motion for conditional certification in the consolidated case. On October 12, 2007, Pilgrim’s filed its response in opposition to that motion.  As of the date of this report, the following suits have been filed against Gold Kist, now merged into Pilgrim’s Pride Corporation, which make one or more of the allegations referenced above: Merrell v. Gold Kist, Inc., in the U.S. District Court for the Northern District of Georgia, Gainesville Division, filed on December 21, 2006; Harris v. Gold Kist, Inc., in the U.S. District Court for the Northern District of Georgia, Newnan Division, filed on December 21, 2006; Blanke v. Gold Kist, Inc., in the U.S. District Court for the Southern District of Georgia, Waycross Division, filed on December 21, 2006; Clarke v. Gold Kist, Inc., in the U.S. District Court for the Middle District of Georgia, Athens Division, filed on December 21, 2006; Atchison v. Gold Kist, Inc., in the U.S. District Court for the Northern District of Alabama, Middle Division, filed on October 3, 2006;  Carlisle v. Gold Kist, Inc., in the U.S. District Court for the Northern District of Alabama, Middle Division, filed on

INDEX
PILGRIM'S PRIDE CORPORATION
December 29, 2007

October 2, 2006; Benbow v. Gold Kist, Inc., in the U.S. District Court for the District of South Carolina, Columbia Division, filed on October 2, 2006; Bonds v. Gold Kist, Inc., in the U.S. District Court for the Northern District of Alabama, Northwestern Division, filed on October 2, 2006. On April 23, 2007, Pilgrim’s filed a Motion to Transfer and Consolidate with the Judicial Panel on Multidistrict Litigation (“JPML”) requesting that all of the pending Gold Kist cases be consolidated into one case.  Pilgrim’s withdrew its Motion subject to the Plaintiffs’ counsel’s agreement to consolidate the seven separate actions into the pending Benbow case by dismissing those lawsuits and refiling/consolidating them into the Benbow action. Motions to Dismiss have been filed in all of the pending seven cases, and all of these cases have been formally dismissed. Pursuant to the Court’s April 16, 2007 Order, the parties reached agreement on the terms of class notice and the Court granted conditional class certification. Discovery has recently been initiated. The Company intends to assert a vigorous defense to the litigation. The amount of ultimate liability with respect to any of these cases cannot be determined at this time.

We are subject to various other legal proceedings and claims, which arise in the ordinary course of our business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect our financial condition, results of operations or cash flows.

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risks discussed in our 2007 Annual Report on Form 10-K, including under the heading "Item 1A. Risk Factors", which risks could materially affect the Company’s business, financial condition or future results. These risks are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect the Company's business, financial condition or future results.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Pilgrim’s Pride Corporation held its Annual Meeting of Shareholders on January 30, 2008.  The meeting was held to elect thirteen Directors for the ensuing year; to ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending September 29, 2008; and to transact such other business as was properly brought before the meeting.  There were 575,553,568 votes received, constituting 98.94% of the 581,722,607 votes outstanding on the record date and entitled to vote.

INDEX
PILGRIM'S PRIDE CORPORATION
December 29, 2007

With regard to the election of Directors for the ensuing year, the following votes were cast:

Nominee	For	Withheld

Lonnie “Bo” Pilgrim	564,771,137	10,782,431

J. Clinton Rivers	565,511,226	10,042,342

Richard A. Cogdill	564,957,490	10,596,058

Lonnie Ken Pilgrim	564,773,589	10,779,979

James G. Vetter, Jr.	565,635,383	9,918,185

S. Key Coker	574,133,222	1,420,346

Vance C. Miller, Sr.	574,103,914	1,449,654

Donald L. Wass, Ph.D.	574,103,925	1,449,643

Charles L. Black	574,113,069	1,440,499

Blake D. Lovette	567,920,023	7,633,545

Linda Chavez	574,128,955	1,424,613

Keith W. Hughes	574,145,297	1,408,271

All Directors were elected by the above results.

With regard to ratifying the appointment of Ernst & Young LLP as the Company’s independent auditors for fiscal 2008, the following votes were cast:

For	Against	Abstain	Broker Non Votes

575,433,753	93,669	26,146	0

INDEX
PILGRIM'S PRIDE CORPORATION
December 29, 2007

ITEM 6.  EXHIBITS

3.1
Certificate of Incorporation of the Company, as amended (incorporated by reference from Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 2, 2004 filed on November 24, 2004).

3.2	Amended and Restated Corporate Bylaws of the Company (incorporated by reference from Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on December 4, 2007).

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

12	Computation of Ratio of Earnings to Fixed Charges.*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer of Pilgrim's Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer of Pilgrim's Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith

INDEX
PILGRIM'S PRIDE CORPORATION
December 29, 2007

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PILGRIM’S PRIDE CORPORATION

/s/ Richard A. Cogdill
Date:	February 4, 2008	Richard A. Cogdill
Chief Financial and Accounting Officer

INDEX
PILGRIM'S PRIDE CORPORATION
December 29, 2007

EXHIBIT INDEX

3.1
Certificate of Incorporation of the Company, as amended (incorporated by reference from Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the fiscal year ended October 2, 2004 filed on November 24, 2004).

3.2	Amended and Restated Corporate Bylaws of the Company (incorporated by reference from Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on December 4, 2007).

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

12	Computation of Ratio of Earnings to Fixed Charges.*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer of Pilgrim's Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer of Pilgrim's Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith