Form 10-Q
period 2008-03-29
PILGRIMS PRIDE CORP
filed 2008-05-05
CIK 802481

 UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):  Large accelerated filer ☒  Accelerated filer ☐  Non-accelerated filer ☐ (Do not check if a smaller reporting company)  Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Number of shares outstanding of the issuer’s common stock, as of May 5, 2008, was 66,555,733.

INDEX

INDEX PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
Consolidated Balance Sheets March 29, 2008 and September 29, 2007
Consolidated Statements of Operations Three months and six months ended March 29, 2008 and March 31, 2007
Consolidated Statements of Cash Flows Six months ended March 29, 2008 and March 31, 2007
Notes to Consolidated Financial Statements as of March 29, 2008
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Item 4.	Controls and Procedures

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 4.	Submission of Matters to a Vote of Security Holders
Item 6.	Exhibits

SIGNATURES
EXHIBIT INDEX

INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PILGRIM’S PRIDE CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	March 29, 2008	September 29, 2007
Assets:	(In thousands)
Cash and cash equivalents	$97,195	$66,168
Investment in available-for-sale securities	10,205	8,153
Trade accounts and other receivables, less allowance for doubtful accounts	89,346	113,486
Inventories	1,085,515	925,340
Income taxes receivable	62,193	61,901
Current deferred income taxes	22,901	8,095
Other current assets	77,597	47,959
Assets held for sale	6,335	15,534
Assets of discontinued business	34,976	53,232

Total current assets	1,486,263	1,299,868

Investment in available-for-sale securities	44,227	46,035
Other assets	125,053	138,546
Goodwill	499,669	505,166
Property, plant and equipment, net	1,736,817	1,784,621

	$3,892,029	$3,774,236

Liabilities and stockholders’ equity:
Accounts payable	425,988	398,512
Accrued expenses	457,543	491,252
Current maturities of long-term debt	2,891	2,872
Liabilities of discontinued business	18,437	12,566

Total current liabilities	904,859	905,202

Long-term debt, less current maturities	1,629,930	1,318,558
Deferred income taxes	248,486	326,570
Other long-term liabilities	83,990	51,685
Commitments and contingencies	—	—

Preferred stock	—	—
Common stock	665	665
Additional paid-in capital	469,779	469,779
Retained earnings	541,004	687,775
Accumulated other comprehensive income	13,316	14,002

Total stockholders’ equity	1,024,764	1,172,221

	$3,892,029	$3,774,236
See notes to consolidated financial statements.

INDEX

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	Three Months Ended		Six Months Ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
	(In thousands, except share and per share data)
Net sales	$2,100,794	$1,987,185	$4,148,147	$3,279,142
Cost of sales	2,124,173	1,903,136	4,066,423	3,132,855
Asset impairment	12,022	—	12,022	—

Gross profit (loss)	(35,401)	84,049	69,702	146,287

Selling, general and administrative expenses	102,559	94,723	206,992	161,863
Restructuring charges	5,669	—	5,669	—

Operating loss	(143,629)	(10,674)	(142,959)	(15,576)

Other expense (income):
Interest expense	33,777	38,696	63,788	52,416
Interest income	(446)	(1,684)	(954)	(2,993)
Loss on early extinguishment of debt	—	14,475	—	14,475
Miscellaneous, net	(1,161)	(3,668)	(4,024)	(4,679)

Total other expense (income)	32,170	47,819	58,810	59,219

Loss from continuing operations before income taxes	(175,799)	(58,493)	(201,769)	(74,795)

Income tax benefit	(64,295)	(19,426)	(57,055)	(25,872)

Loss from continuing operations	(111,504)	(39,067)	(144,714)	(48,923)

Income (loss) from operation of discontinued business, net of tax	(847)	(1,010)	34	111

Gain on sale of discontinued business, net of tax	903	—	903	—

Net loss	$(111,448)	$(40,077)	$(143,777)	$(48,812)

Gain (loss) per common share—basic and diluted:
Continuing operations	$(1.67)	$(0.59)	$(2.17)	$(0.73)
Discontinued business	—	(0.01)	0.01	—

Net loss	$(1.67)	$(0.60)	$(2.16)	$(0.73)

Dividends declared per common share	$0.0225	$0.0225	$0.0450	$0.0450

Weighted average shares outstanding	66,555,733	66,555,733	66,555,733	66,555,733

Reconciliation of net loss to comprehensive loss:
Net loss	$(111,448)	$(40,077)	$(143,777)	$(48,812)
Unrealized gain (loss) on securities	(518)	92	(715)	3,613

Comprehensive loss	$(111,966)	$(39,985)	$(144,492)	$(45,199)
See notes to consolidated financial statements.

INDEX

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Six Months Ended
	March 29, 2008	March 31, 2007
	(In thousands)
Cash flows from operating activities:
Net loss	$(143,777)	$(48,812)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	116,296	87,673
Asset impairment	12,022	—
Loss on early extinguishment of debt	—	7,099
Gain on property disposals	(1,570)	(306)
Deferred income tax (benefit) expense	(56,082)	6,194
Changes in operating assets and liabilities:
Accounts and other receivables	36,879	(13,383)
Inventories	(154,874)	(64,090)
Other current assets	(33,699)	(3,511)
Accounts payable and accrued expenses	(18,224)	(27,984)
Income taxes, net	(14,723)	(11,738)
Other	12,018	16,629

Cash used in operating activities	(245,734)	(52,229)

Cash flows for investing activities:
Acquisitions of property, plant and equipment	(70,216)	(94,449)
Purchases of investment securities	(18,466)	(357,248)
Proceeds from sale or maturity of investment securities	13,969	436,536
Business acquisitions	—	(1,108,817)
Proceeds from property disposals	18,717	4,959

Cash used in investing activities	(55,996)	(1,119,019)

Cash flows from financing activities:
Borrowing for acquisition	—	1,230,000
Proceeds from long-term debt	810,516	774,791
Payments on long-term debt	(498,932)	(906,673)
Change in outstanding cash management obligations	24,168	4,456
Debt issue costs	—	(15,565)
Cash dividends paid	(2,995)	(2,995)

Cash provided by financing activities	332,757	1,084,014

Increase (decrease) in cash and cash equivalents	31,027	(87,234)
Cash and cash equivalents at beginning of period	66,168	156,404

Cash and cash equivalents at end of period	$97,195	$69,170
See notes to consolidated financial statements.

INDEX

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Pilgrim’s Pride Corporation (referred to herein as “Pilgrim’s,” “the Company,” “we,” “us,” “our” or similar terms) have been prepared in accordance with accounting principles generally accepted in the United States (“US”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the US Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by US generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal and recurring adjustments unless otherwise disclosed) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended March 29, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending September 27, 2008.  For further information, refer to the consolidated financial statements and footnotes thereto included in Pilgrim’s Annual Report on Form 10-K for the fiscal year ended September 29, 2007.

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

The Company and certain retirement plans that it sponsors invest in a variety of financial instruments. In response to the continued turbulence in global financial markets, we have analyzed our portfolios of investments and, to the best of our knowledge, none of our investments, including money market funds units, commercial paper and municipal securities, have been downgraded because of this turbulence, and neither we nor any fund in which we participate hold significant amounts of structured investment vehicles, mortgage backed securities, collateralized debt obligations, auction-rate securities, credit derivatives, hedge funds investments, fund of funds investments or perpetual preferred securities.

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

	Six Months Ended
	March 29, 2008 Actual	March 31, 2007 Pro forma
	(In thousands, except share and per share data)
Net sales	$4,148,147	$3,806,952
Depreciation and amortization	$115,601	$112,776
Operating loss	$(142,959)	$(46,008)
Interest expense, net	$62,834	$75,245
Loss from continuing operations before taxes	$(201,769)	$(129,610)
Loss from continuing operations	$(144,714)	$(83,031)
Net loss	$(143,777)	$(82,920)
Net loss per common share	$(2.16)	$(1.25)
Weighted average shares outstanding	66,555,733	66,555,733

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), Business Combinations. This Statement improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects by establishing principles and requirements for how the acquirer (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company must apply prospectively SFAS No. 141(R) to business combinations for which the acquisition date occurs during or subsequent to the first quarter of fiscal 2010. The impact that adoption of SFAS No. 141(R) will have on the Company’s financial condition, results of operations and cash flows is dependent upon many factors. Such factors would include, among others, the fair values of the assets acquired and the liabilities assumed in any applicable business combination, the amount of any costs the Company would incur to effect any applicable business combination, and the amount of any restructuring costs the Company expected but was not obligated to incur as the result of any applicable business combination. Thus, we cannot accurately predict the effect SFAS No. 141(R) will have on future acquisitions at this time.

INDEX

In December 2007, the FASB also issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. This Statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for how that reporting entity (a) identifies, labels and presents in its consolidated statement of financial position the ownership interests in subsidiaries held by parties other than itself, (b) identifies and presents on the face of its consolidated statement of operations the amount of consolidated net income attributable to itself and to the noncontrolling interest, (c) accounts for changes in its ownership interest while it retains a controlling financial interest in a subsidiary, (d) initially measures any retained noncontrolling equity investment in a subsidiary that is deconsolidated, and (e) discloses other information about its interests and the interests of the noncontrolling owners. The Company must apply prospectively the accounting requirements of SFAS No. 160 in the first quarter of fiscal 2010. The Company should also apply retroactively the presentation and disclosure requirements of the Statement for all periods presented at that time. The Company does not expect the adoption of SFAS No. 160 will have a material impact on its financial position, financial performance or cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Company must apply the requirements of SFAS No. 161 in the first quarter of fiscal 2010. The Company does not expect the adoption of SFAS No. 161 will have a material impact on its financial position, financial performance or cash flows.

NOTE B—DISCONTINUED BUSINESS

In March 2008, the Company sold certain assets of its turkey business for $18.6 million and recorded a gain of $1.5 million ($0.9 million, net of tax) in Gain on sale of discontinued business, net of tax in the consolidated statement of operations for the three and six months ended March 29, 2008. This business was composed of substantially all of our former turkey segment. The results of this business are included in Income (loss) from operation of discontinued business, net of tax for all periods presented.

INDEX

For a period of time, we will continue to incur cash flow activities that are associated with our former turkey business. These activities—the grow-out and processing of turkeys—are transitional in nature. We have entered into a short-term co-pack agreement with the acquirer of the former turkey business under which they will process turkeys for sale to our customers through the end of fiscal 2008. For the period of time until we have collected funds on the sale of these turkeys, we will continue to incur cash flow activity and to report operating activity in Income (loss) from operation of discontinued business, net of tax, although at a substantially reduced level. Upon completion of these activities, the cash flows and the operating activity reported in Income (loss) from operation of discontinued business, net of tax will be eliminated.

Neither our continued involvement in the distribution and sale of these turkeys or the co-pack agreement confers upon us the ability to influence the operating and/or financial policies of the turkey business under its new ownership.

The following amounts related to our turkey business have been segregated from continuing operations and included in Income (loss) from operation of discontinued business, net of tax and Gain on sale of discontinued business, net of tax in the consolidated statements of operations:

	Three Months Ended		Six Months Ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
	(In thousands)
Net sales	$10,154	$6,780	$56,012	$51,955

Income (loss) from operation of discontinued business before income taxes	$(1,361)	$(1,623)	$54	$179
Income tax expense (benefit)	(514)	(613)	20	68

Income (loss) from operation of discontinued business, net of tax	$(847)	$(1,010)	$34	$111

Gain on sale of discontinued business before income taxes	$1,450	$—	$1,450	$—
Income tax expense	547	—	547	—

Gain on sale of discontinued business, net of tax	$903	$—	$903	$—

INDEX

Property, plant and equipment related to our turkey business has been segregated and included in Assets held for sale in the consolidated balance sheet as of September 29, 2007. The following assets and liabilities related to our turkey business have been segregated and included in Assets of discontinued business and Liabilities of discontinued business, as appropriate, in the consolidated balance sheets as of March 29, 2008 and September 29, 2007.

	March 29, 2008	September 29, 2007
	(In thousands)
Trade accounts and other receivables, less allowance for doubtful accounts	$3,970	$16,687
Inventories	31,006	36,545

Assets of discontinued business	$34,976	$53,232

Accounts payable	$15,120	$3,804
Accrued expenses	3,317	8,762

Liabilities of discontinued business	$18,437	$12,566

NOTE C—RESTRUCTURING ACTIVITIES

Results of operations for the three and six months ended March 29, 2008 include restructuring charges related to the Company’s decision to close a processing complex in Siler City, North Carolina and distribution centers in Plant City and Pompano Beach, Florida; Oskaloosa, Iowa; Jackson, Mississippi; Cincinnati, Ohio; and Nashville, Tennessee. In March 2008, the Company’s Board of Directors approved the closings as part of a plan intended to curtail losses amid record-high costs for corn, soybean meal and other feed ingredients and an oversupply of chicken in the United States. The closings began in March 2008 and are expected to be completed by June 2008. The affected processing complex and distribution centers currently employ approximately 1,100 individuals. Virtually all of these individuals will be impacted by the decision to close these facilities.

In connection with these closings, the Company also recorded a non-cash asset impairment of $12.0 million in the second quarter of fiscal 2008 to reduce the carrying amounts of certain assets to their estimated fair values. The Company also expects to incur incremental costs of $9.2 million through the end of fiscal 2008. Such costs include lease commitment costs of $3.5 million, employee retention and severance costs of $3.0 million and miscellaneous closing costs of $2.7 million. Almost all such costs will be cash expenditures. These costs will be expensed throughout the transition period.  The Company recognized approximately $5.7 million of these charges during the second quarter of fiscal 2008 and expects to recognize the remaining charges during the third quarter of fiscal 2008. The charges recognized during the second quarter of fiscal 2008 consisted of $3.0 million of employee retention and severance costs and $2.7 million of miscellaneous closing costs.

INDEX

NOTE D—ACCOUNTS RECEIVABLE

In connection with the Receivables Purchase Agreement dated June 26, 1998, as amended (the “Agreement”), the Company sells, on a revolving basis, certain of its trade receivables (the “Pooled Receivables”) to a special purpose corporation wholly owned by the Company, which in turn sells a percentage ownership interest to third parties. The aggregate amount of Pooled Receivables sold plus the remaining Pooled Receivables available for sale under this Agreement declined from $300.0 million at September 29, 2007 to $288.1 million at March 29, 2008. The outstanding amount of Pooled Receivables sold and the remaining Pooled Receivables available for sale under this Agreement at March 29, 2008 were $270.6 million and $17.5 million, respectively. The loss recognized on the sold receivables during the six months ended March 29, 2008 was not material.

NOTE E—INVENTORIES

	March 29, 2008	September 29, 2007
	(In thousands)
Chicken:
Live chicken and hens	$402,393	$343,185
Feed and eggs	449,609	223,631
Finished chicken products	212,447	337,052

Total chicken inventories	1,064,449	903,868

Other products:
Commercial feed, table eggs, retail farm store and other	$11,962	$11,327
Distribution inventories (other than chicken products)	9,104	10,145

Total other products inventories	21,066	21,472

Total inventories	$1,085,515	$925,340

NOTE F—PROPERTY, PLANT AND EQUIPMENT

	March 29, 2008	September 29, 2007
	(In thousands)
Land	$108,475	$114,365
Buildings, machinery and equipment	2,396,922	2,366,418
Autos and trucks	60,979	59,489
Construction-in-progress	127,585	124,193

Property, plant and equipment, gross	2,693,961	2,664,465

Accumulated depreciation	(957,144)	(879,844)

Property, plant and equipment, net	$1,736,817	$1,784,621

INDEX

NOTE G—NOTES PAYABLE AND LONG-TERM DEBT

	Maturity	March 29, 2008	September 29, 2007
		(In thousands)

Senior unsecured notes, at 7.625%	2015	$400,000	$400,000
Senior subordinated notes, at 8.375%	2017	250,000	250,000
Secured revolving credit facility with notes payable at LIBOR plus 0.75% to LIBOR plus 2.25%	2013	137,000	—
Secured revolving credit facility with notes payable at LIBOR plus 1.25% to LIBOR plus 3.25%	2011	52,116	26,293
Secured revolving/term credit facility with two notes payable at LIBOR plus a spread, one note payable at 6.84% and one note payable at 7.08%	2016	771,300	622,350
Other	Various	22,405	22,787

Notes payable and long-term debt		1,632,821	1,321,430

Current maturities of long-term debt		(2,891)	(2,872)

Notes payable and long-term debt, less current maturities		$1,629,930	$1,318,558

At March 29, 2008, $76.4 million was available for borrowing under the Company’s secured revolving credit facility expiring in 2013, $400.0 million was available for borrowing under the revolving portion of the Company’s secured revolving/term credit facility expiring in 2016 and no funds were available for borrowing under the Company’s secured revolving credit facility expiring in 2011.

The Company is required, by certain provisions of its debt agreements, to maintain levels of working capital and net worth, to limit dividends to a maximum of $26.0 million per year, and to maintain various fixed charge, leverage, current and debt-to-equity ratios. The Company’s debt agreements are also generally cross-defaulted with one another, and the Company’s leases are generally cross-defaulted with the credit agreements. At March 29, 2008, the Company has fully complied with these covenants. In April 2008, the Company and its lenders amended certain covenants in its credit facilities and receivables purchase facility effective through the end of fiscal 2009 to levels the Company believes it can comply with in the near-term despite the current economic issues facing the chicken industry.

NOTE H—INCOME TAXES

We recorded an income tax benefit of $57.1 million for the six months ended March 29, 2008 on a loss from continuing operations before taxes of $201.8 million. Income tax expense related to the operation and disposal of our discontinued turkey business during the first six months of fiscal 2008 was not material. The difference between the effective rate reflected in the provision for income taxes and the amounts determined by applying the applicable statutory United States tax rate for the six months ended March 29, 2008 is primarily due to an increase in the valuation allowance on net operating loss carryforwards in Mexico recorded in the first quarter of fiscal 2008.

INDEX

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

Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. During the six months ended March 29, 2008, we recognized $2.1 million in interest and penalties related to uncertain tax positions. As of March 29, 2008, we have accrued approximately $13.9 million of interest and penalties related to uncertain tax positions.

In October 2007, Mexico enacted a new minimum corporation tax assessed on companies doing business in that country after January 1, 2008 (“IETU”). While the Company does not anticipate paying taxes under IETU, the new law will affect the Company’s tax planning strategies to fully realize its deferred tax assets under Mexico’s regular income tax. The Company evaluated the impact of IETU on its Mexico operations and, because of the treatment of net operating losses under the new law, established a valuation allowance for net operating losses it believes do not meet the more likely than not realization criteria of SFAS No. 109, Accounting for Income Taxes; this valuation allowance resulted in a $12.7 million charge to tax expense in the first quarter of fiscal 2008.

INDEX

NOTE I—RELATED PARTY TRANSACTIONS

Lonnie “Bo” Pilgrim, the Senior Chairman and, through certain related entities, the major stockholder of the Company (collectively, the “major stockholder”), owns an egg laying and a chicken growing operation.

Certain transactions with related parties are summarized as follows:

	Three Months Ended		Six Months Ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
	(In thousands)

Lease payments on commercial egg property	$188	$188	$375	$375
Contract grower pay	$260	$202	$520	$401
Other sales to major stockholder	$190	$165	$353	$312
Loan guaranty fees	$1,165	$1,165	$2,127	$1,501
Lease payments and operating expenses on airplane	$123	$131	$235	$250

NOTE J—COMMITMENTS AND CONTINGENCIES

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

At March 29, 2008, the Company had $86.6 million in letters of credit outstanding relating to normal business transactions.

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

INDEX

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

NOTE K—BUSINESS SEGMENTS

Subsequent to the sale of our turkey operations, we operate in two reportable business segments as (1) a producer and seller of chicken products and (2) a seller of other products. The following table presents certain information regarding our segments:

	Three Months Ended		Six Months Ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007(a)
	(In thousands)
Net sales to customers(b)
Chicken:
United States	$1,722,967	$1,683,463	$3,451,109	$2,714,412
Mexico	127,312	111,046	248,310	233,955
Total chicken	1,850,279	1,794,509	3,699,419	2,948,367

Other Products:
United States	243,907	188,670	434,296	324,320
Mexico	6,608	4,006	14,432	6,455
Total other products	250,515	192,676	448,728	330,775

	$2,100,794	$1,987,185	$4,148,147	$3,279,142
Operating income (loss)(c)
Chicken:
United States	$(156,562)	$(2,862)	$(175,656)	$(13,799)
Mexico	(3,720)	(12,605)	(7,812)	(11,276)
Total chicken	(160,282)	(15,467)	(183,468)	(25,075)

Other products:
United States	33,464	4,273	56,235	8,412
Mexico	880	520	1,965	1,087
Total other products	34,344	4,793	58,200	9,499

Asset impairment	(12,022)	—	(12,022)	—
Restructuring charges	(5,669)	—	(5,669)	—

	$(143,629)	$(10,674)	$(142,959)	$(15,576)
Depreciation and amortization(d)(e)(f)
Chicken:
United States	$53,875	$49,046	$104,332	$76,491
Mexico	2,618	2,746	5,244	5,552
Total chicken	56,493	51,792	109,576	82,043

Other products:
United States	3,501	2,729	5,900	4,757
Mexico	63	54	125	98
Total other products	3,564	2,783	6,025	4,855

	$60,057	$54,575	$115,601	$86,898

(a)
The Company acquired Gold Kist on December 27, 2006 for $1.139 billion. For financial reporting purposes, we have not included the operating results and cash flows of Gold Kist in our consolidated financial statements for the period spanning from December 27, 2006 through December 30, 2006. The operating results and cash flows of Gold Kist for that period were not material.

(b)
Excludes net sales generated by our discontinued turkey business of $10.2 million, $6.8 million, $56.0 million and $52.0 million recognized in the second quarter of fiscal 2008, the second quarter of fiscal 2007, the first six months of fiscal 2008 and the first six months of fiscal 2007, respectively.

(c)
Excludes operating income (loss) generated by our discontinued turkey business of $(1.2) million, $(1.0) million, $0.6 million and $1.0 million recognized in the second quarter of fiscal 2008, the second quarter of fiscal 2007, the first six months of fiscal 2008 and the first six months of fiscal 2007, respectively.

(d)
Includes amortization of capitalized financing costs of $1.1 million, $1.1 million, $2.1 million and $1.5 million recognized in the second quarter of fiscal 2008, the second quarter of fiscal 2007, the first six months of fiscal 2008 and the first six months of fiscal 2007, respectively.

(e)
Includes amortization of intangible assets of $2.5 million recognized in the second quarter of fiscal 2008 and $5.1 million recognized in the first six months of fiscal 2008 related to the Gold Kist acquisition.

(f)
Excludes depreciation costs incurred by our discontinued turkey business of $0.3 million, $0.4 million, $0.7 million and $0.8 million during the second quarter of fiscal 2008, the second quarter of fiscal 2007, the first six months of fiscal 2008 and the first six months of fiscal 2007, respectively.

INDEX

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Description of the Company

Pilgrim’s Pride is the world’s largest chicken company and has one of the best known brand names in the chicken industry. In the United States (“US”), we produce both prepared and fresh chicken. In Mexico and Puerto Rico, we exclusively produce fresh chicken. Through vertical integration we control the breeding, hatching and growing of chickens. Our products are sold to foodservice, retail and frozen entrée customers primarily through foodservice distributors, retailers and restaurants throughout the US and Puerto Rico and in the northern and central regions of Mexico. We operate in two business segments and two geographical areas.

Executive Summary

Feed ingredient prices increased substantially between the first quarter of fiscal 2007 and the second quarter of fiscal 2008 and have continued to increase through the date of this report.  While chicken selling prices have generally improved over the same periods, chicken selling prices have not improved sufficiently to offset the higher costs of feed ingredients, which, along with the interest expense recognized on borrowings incurred due to the acquisition of Atlanta-based Gold Kist Inc. (“Gold Kist”) and to fund losses, were the primary contributors to our $111.4 million net loss for the second quarter of fiscal 2008.  These same factors, along with deferred income tax valuation allowances recognized in Mexico in the first quarter of fiscal 2008, were the primary contributors to our $143.8 million net loss for the first six months of fiscal 2008. Although we continue to focus substantial efforts on increasing our sales prices in order to cover these increased costs, there can be no assurances as to if or when we will be able to raise our prices sufficiently to offset these incremental costs or return to profitability.

In response to this challenging environment, we have taken a number of actions, including the closure of a processing plant and six distribution centers and a 5% planned reduction of production in the second half of fiscal 2008 when compared to the same prior year period.  See Note C—Restructuring Activities of the notes to the consolidated financial statements included elsewhere herein.  We are also continuing to evaluate our production facilities for potential mix changes, closure, sale and/or consolidation in an effort to position the Company for a return to profitability.  However, there can be no assurances that we will be successful in any of these efforts or that continuing losses will not have a material adverse effect on our business, operations or financial condition.

Feed ingredient costs incurred during the second quarter of fiscal 2008 rose 33.7% in the US and 23.0% in Mexico over the same period last year principally because of higher corn and soybean meal prices. Our average chicken selling prices in the US and Mexico during the second quarter of fiscal 2008 increased 2.5% and 12.5%, respectively, over the same period last year mainly because of improved market pricing. Total pounds sold in the US during the second quarter of fiscal 2008 were down 0.2% from the same period last year and total pounds sold in Mexico during the second quarter of fiscal 2008 were up 2.0% from the same period last year.

INDEX

Feed ingredient costs incurred during the first six months of fiscal 2008 rose 27.5% in the US and 19.2% in Mexico over the same period last year principally because of higher corn and soybean meal prices. Our average chicken selling prices in the US and Mexico during the first six months of fiscal 2008 increased 5.0% and 6.8%, respectively, over the same period last year mainly because of improved market pricing. Total pounds sold in the US during the first six months of fiscal 2008 were up 21.1% from the same period last year due to the Gold Kist acquisition and total pounds sold in Mexico during the second quarter of fiscal 2008 were down 0.6% from the same period last year.

In March 2008, the Company sold certain assets of its turkey business for $18.6 million and recorded a gain of $1.5 million ($0.9 million, net of tax) in Gain on sale of discontinued business, net of tax in the consolidated statement of operations for the three and six months ended March 29, 2008. This business was composed of substantially all of our former turkey segment. The results of this business are included in Income (loss) from operation of discontinued business, net of tax for all periods presented. See Note B—Discontinued Business of the notes to our consolidated financial statements included elsewhere herein.

Results of operations for the three and six months ended March 29, 2008 include restructuring charges related to the Company’s decision to close a processing complex in Siler City, North Carolina and distribution centers in Plant City and Pompano Beach, Florida; Oskaloosa, Iowa; Jackson, Mississippi; Cincinnati, Ohio; and Nashville, Tennessee. The Company recognized non-cash asset impairment charges of $12.0 million and other restructuring charges of $5.7 million related to these closings during the second quarter of fiscal 2008 and expects to incur additional costs of $3.5 million related to these closings during the remainder of 2008. See Note C—Restructuring Activities of the notes to our consolidated financial statements included elsewhere herein.

On December 27, 2006, we acquired 88.9% of all outstanding common shares of Gold Kist. Gold Kist was the third-largest chicken company in the US, accounting for approximately 9% of all chicken produced domestically in recent years. On January 9, 2007, we acquired the remaining Gold Kist common shares, making Gold Kist a wholly owned subsidiary of Pilgrim’s Pride Corporation. For financial reporting purposes, we have not included the operating results and cash flows of Gold Kist in our consolidated financial statements for the period spanning from December 27, 2006 through December 30, 2006. The operating results and cash flows of Gold Kist for that period were not material.

INDEX

In October 2007, Mexico enacted a new minimum corporation tax assessed on companies doing business in that country after January 1, 2008 (“IETU”). While the Company does not anticipate paying taxes under IETU, the new law will affect the Company’s tax planning strategies to fully realize its deferred tax assets under Mexico’s regular income tax. The Company evaluated the impact of IETU on its Mexico operations and, because of the treatment of net operating losses under the new law, established a valuation allowance for net operating losses it believes do not meet the more likely than not realization criteria of SFAS No. 109, Accounting for Income Taxes; this valuation allowance resulted in a $12.7 million charge to tax expense in the first quarter of fiscal 2008.

Business Environment

Profitability in the chicken industry is materially affected by the commodity prices of chicken and feed ingredients that, in turn, are influenced by a variety of supply and demand factors.  As a result, the chicken industry is subject to cyclical earnings fluctuations. Cyclical earnings fluctuations can be mitigated somewhat by (a) business strategy, (b) product mix, (c) sales and marketing plans and (d) operating efficiencies.

Feed ingredient purchases are the single largest component of our cost of sales. They represented 38.8% of our consolidated cost of sales in the first six months of fiscal 2008. The production of feed ingredients is affected primarily by weather patterns throughout the world, the level of supply inventories, demand for feed ingredients, and the agricultural policies of the US and foreign governments. The costs of corn and soybean meal, our primary feed ingredients, increased significantly between the first quarter of fiscal 2007 and the date of this report and there can be no assurance that the price of corn or soybean meal will not continue to rise as a result of, among other things, increasing demand for these products around the world and alternative uses of these products, such as ethanol and biodiesel production.

In an effort to reduce price volatility and to generate higher, more consistent profit margins, we have concentrated on the production and marketing of prepared foods products. We believe that prepared foods products will generally have higher profit margins than our other products. Also, we believe that the production and sale in the US of prepared foods products will generally reduce the impact of feed ingredient costs on our profitability. Feed ingredient costs become a decreasing percentage of a product’s total production cost as further processing is performed, thereby generally reducing their impact on our profitability. However, because a significant portion of these products have typically been sold under fixed price contracts, often only negotiated on an annual basis, in periods of rapidly escalating feed ingredient prices, such as that experienced in the past year, sales of these products may not generate higher, more consistent profit margins as we are less often able to pass these higher costs on to our customers until the previous negotiated contract terms have expired.

INDEX

Since a significant portion of US chicken production is exported, the commodity prices of chicken can be adversely affected by disruptions in export markets. Material disruptions in recent years included the negative impact that concerns over avian influenza had on international demand for poultry products. Disruptions may also be caused by restrictions on imports of US-produced poultry products imposed by foreign governments for a variety of reasons, including the protection of their domestic poultry producers and allegations of consumer health issues. Both Russia and Japan have restricted the importation of US-produced poultry for both of these reasons in recent periods. In July 2003, the US and Mexico entered into a safeguard agreement with regard to imports into Mexico of chicken leg quarters from the US. Under this agreement, a tariff rate for chicken leg quarters of 98.8% of the sales price was established. This tariff was imposed because of concerns that the duty-free importation of such products as provided by the North American Free Trade Agreement would injure Mexico’s poultry industry. This tariff rate was eliminated on January 1, 2008. As a result of the elimination of this tariff, we expect greater amounts of chicken to be imported into Mexico from the US. This could negatively affect the profitability of Mexican chicken producers, including our Mexico operations. Because disruptions in poultry export markets are often political, no assurances can be given as to when the existing disruptions will be alleviated or that new ones will not arise.

Business Segments

Subsequent to the sale of our turkey operations, we operate in two reportable business segments as (1) a producer and seller of chicken products and (2) a seller of other products.  The following table presents certain information regarding our segments:

	Three Months Ended		Six Months Ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007(a)
	(In thousands)
Net sales to customers(b)
Chicken:
United States	$1,722,967	$1,683,463	$3,451,109	$2,714,412
Mexico	127,312	111,046	248,310	233,955
Total chicken	1,850,279	1,794,509	3,699,419	2,948,367

Other Products:
United States	243,907	188,670	434,296	324,320
Mexico	6,608	4,006	14,432	6,455
Total other products	250,515	192,676	448,728	330,775

	$2,100,794	$1,987,185	$4,148,147	$3,279,142
Operating income (loss)(c)
Chicken:
United States	$(156,562)	$(2,862)	$(175,656)	$(13,799)
Mexico	(3,720)	(12,605)	(7,812)	(11,276)
Total chicken	(160,282)	(15,467)	(183,468)	(25,075)

Other products:
United States	33,464	4,273	56,235	8,412
Mexico	880	520	1,965	1,087
Total other products	34,344	4,793	58,200	9,499

Asset impairment	(12,022)	—	(12,022)	—
Restructuring charges	(5,669)	—	(5,669)	—

	$(143,629)	$(10,674)	$(142,959)	$(15,576)
Depreciation and amortization(d)(e)(f)
Chicken:
United States	$53,875	$49,046	$104,332	$76,491
Mexico	2,618	2,746	5,244	5,552
Total chicken	56,493	51,792	109,576	82,043

Other products:
United States	3,501	2,729	5,900	4,757
Mexico	63	54	125	98
Total other products	3,564	2,783	6,025	4,855

	$60,057	$54,575	$115,601	$86,898

(a)
The Company acquired Gold Kist on December 27, 2006 for $1.139 billion. For financial reporting purposes, we have not included the operating results and cash flows of Gold Kist in our consolidated financial statements for the period spanning from December 27, 2006 through December 30, 2006. The operating results and cash flows of Gold Kist for that period were not material.

(b)
Excludes net sales generated by our discontinued turkey business of $10.2 million, $6.8 million, $56.0 million and $52.0 million recognized in the second quarter of fiscal 2008, the second quarter of fiscal 2007, the first six months of fiscal 2008 and the first six months of fiscal 2007, respectively.

(c)
Excludes operating income (loss) generated by our discontinued turkey business of $(1.2) million, $(1.0) million, $0.6 million and $1.0 million recognized in the second quarter of fiscal 2008, the second quarter of fiscal 2007, the first six months of fiscal 2008 and the first six months of fiscal 2007, respectively.

(d)
Includes amortization of capitalized financing costs of $1.1 million, $1.1 million, $2.1 million and $1.5 million recognized in the second quarter of fiscal 2008, the second quarter of fiscal 2007, the first six months of fiscal 2008 and the first six months of fiscal 2007, respectively.

(e)
Includes amortization of intangible assets of approximately $2.5 million recognized in the second quarter of fiscal 2008 and $5.1 million recognized in the first six months of fiscal 2008 related to the Gold Kist acquisition.

(f)
Excludes depreciation costs incurred by our discontinued turkey business of approximately $0.3 million, $0.4 million, $0.7 million and $0.8 million during the second quarter of fiscal 2008, the second quarter of fiscal 2007, the first six months of fiscal 2008 and the first six months of fiscal 2007, respectively.

The following table presents certain items as a percentage of net sales for the periods indicated:

	Percentage of Net Sales
	Three Months Ended				Six Months Ended
	March 29, 2008		March 31, 2007		March 29, 2008		March 31, 2007
Net sales	100.0%		100.0%		100.0%		100.0%
Cost of sales	101.1%		95.8%		98.0%		95.5%
Asset impairment	0.6%		—%		0.3%		—%
Gross profit (loss)	(1.7	) %	4.2%		1.7%		4.5%
Selling, general and administrative (“SG&A”) expenses	4.9%		4.7%		5.0%		5.0%
Restructuring charges	0.2%		—%		0.1%		—%
Operating loss	(6.8	) %	(0.5	) %	(3.4	) %	(0.5	) %
Interest expense	1.6%		1.9%		1.5%		1.6%
Loss from continuing operations before income taxes	(8.4	) %	(2.9	) %	(4.9	) %	(2.3	) %
Loss from continuing operations	(5.3	) %	(2.0	) %	(3.5	) %	(1.5	) %
Net loss	(5.3	) %	(2.0	) %	(3.5	) %	(1.5	) %

INDEX

Results of Operations

Fiscal Second Quarter 2008 Compared to Fiscal Second Quarter 2007

Net sales.  Net sales for the second quarter of fiscal 2008 increased $113.6 million, or 5.7%, over the second quarter of fiscal 2007. The following table provides net sales information:

		Change from Fiscal Quarter Ended March 31, 2007
Source	Fiscal Quarter Ended March 29, 2008	Amount	Percentage
	(In millions, except percentages)
Chicken:
United States	$1,723.0	$39.5	2.3%	(a)
Mexico	127.3	16.3	14.7%	(b)
Total chicken	1,850.3	55.8	3.1%

Other products:
United States	243.9	55.2	29.3%	(c)
Mexico	6.6	2.6	65.0%	(d)
Total other products	250.5	57.8	30.0%

Total net sales	$2,100.8	$113.6	5.7%

(a)	US chicken sales for the second quarter of fiscal 2008 increased from the same period last year primarily as the result of a 2.5% increase in the average selling prices of chicken.

(b)	Mexico chicken sales in the current quarter increased from the second quarter of fiscal 2007 primarily because of a 14.7% increase in revenue per pound sold and a 2.0% increase in pounds sold.

(c)
US sales of other products increased mainly as the result of improved pricing on our rendering output. Rendering is the process of converting poultry byproducts into raw materials for grease, animal feed, biodiesel and feed-stock for the chemical industry.

(d)	Mexico sales of other products increased principally because of both higher sales volumes and higher selling prices for commercial feed.

Gross profit (loss).  Gross profit decreased $119.4 million, or 142.1%, in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007. The following table provides gross profit (loss) information:

					Percentage of Net Sales
	Quarter Ended March 29, 2008				Second Quarter Fiscal 2008		Second Quarter Fiscal 2007
		Change From Quarter Ended March 31, 2007
Components		Amount	Percentage
(In millions, except percentages)

Net sales	$2,100.8	$113.6	5.7%		100.0%		100.0%
Cost of sales	2,124.2	221.0	11.6%		101.1%		95.8%	(a)
Asset impairment	12.0	12.0	—		0.6%		—%	(b)

Gross loss	$(35.4)	$(119.4)	(142.1	) %	(1.7	) %	4.2%	(c)

(a)
Cost of sales incurred in the second quarter of fiscal 2008 increased when compared to the same period last year primarily because increased costs of feed ingredients and energy. We also experienced in the second quarter of fiscal 2008, and continue to experience, increased production and freight costs related to operational inefficiencies, labor shortages at several facilities, and higher fuel costs. We believe the labor shortages are attributable in part to heightened publicity of governmental immigration enforcement efforts, ongoing Company compliance efforts, and continued changes in the Company’s employment practices in light of recently published governmental best practices and new labor hiring regulations. Cost of sales in our Mexico chicken operations increased mainly because of higher feed ingredient costs.

(b)
In the second quarter of fiscal 2008, the Company recognized non-cash asset impairment charges related to its announced closings of a chicken processing complex in Siler City, North Carolina and six distribution centers throughout the US.

(c)
Gross profit as a percent of net sales generated in the second quarter of fiscal 2008 decreased 5.9 percentage points from the same period last year primarily because of increasing costs of feed ingredients and energy partially offset by improved pricing.

INDEX

Operating income (loss).  Operating income for the second quarter of fiscal 2008 decreased $132.9 million, or 1,242.1%, compared to the second quarter of fiscal 2007. The following tables provide operating income (loss) information:

		Change from Fiscal Quarter Ended March 31, 2007
Source	Quarter Ended March 29, 2008	Amount	Percentage
	(In millions, except percentages)
Chicken:
United States	$(156.6)	$(153.7)	(5300.0	) %	(a)
Mexico	(3.7)	8.9	70.6%		(b)
Total chicken	(160.3)	(144.8)	(934.2	) %

Other products:
United States	33.5	29.2	679.1%		(c)
Mexico	0.9	0.4	80.0%		(d)
Total other products	34.4	29.6	616.7%

Asset impairment	(12.0)	(12.0)	--
Restructuring charges	(5.7)	(5.7)	--

Total operating loss	$(143.6)	$(132.9)	(1,242.1	) %

					Percentage of Net Sales
	Quarter Ended March 29, 2008				Second Quarter Fiscal 2008		Second Quarter Fiscal 2007
		Change From Quarter Ended March 31, 2007
Components		Amount	Percentage
(In millions, except percentages)

Gross loss	$(35.4)	$(119.4)	(142.1	) %	(1.7	) %	4.2%
SG&A expenses	102.5	7.8	8.3%		4.9%		4.7%	(a)
Restructuring charges	5.7	5.7	—		0.2%		—%	(b)

Operating loss	$(143.6)	$(132.9)	(1,242.1	) %	(6.8	) %	(0.5)%	(c)

(a)
Selling, general and administrative expenses incurred in the second quarter of fiscal 2008 increased from the same period last year primarily because of increased costs for intangibles amortization, outside services and brokered sales activity.

(b)
In the second quarter of fiscal 2008, the Company recognized restructuring charges related to its announced closings of a chicken processing complex in Siler City, North Carolina and six distribution centers throughout the US.

(c)
Operating loss as a percentage of net sales generated in the second quarter of fiscal 2008 increased 6.3 percentage points when compared to the same period last year primarily because of increases in feed, production and freight costs partially offset by the increases in the average selling prices of chicken, improved pricing on our rendering output due to increased demand for the raw materials used to produce biodiesel and other alternative fuels and improved product mix and the other factors described above.

INDEX

Interest expense. Interest expense decreased 12.7% to $33.8 million in the second quarter of fiscal 2008 from $38.7 million for the second quarter of fiscal 2007 primarily because of the early extinguishment of debt totaling $299.6 million in September 2007 and lower interest rates on our variable-rate credit facilities partially offset by increased debt under our credit facilities. As a percentage of sales, interest expense in the second quarter of fiscal 2008 decreased to 1.6 % from 1.9 % in the second quarter of fiscal 2007.

Interest income.  Interest income decreased from $1.7 million in the second quarter of fiscal 2007 to $0.4 million in the second quarter of fiscal 2008 because of a reduced average level of investment during the current quarter in available-for-sale securities.

Loss on early extinguishment of debt.  Loss on early extinguishment of debt of $14.5 million in the second quarter of fiscal 2007 represents the premium paid of $7.4 million and the elimination of $7.1 million of unamortized loan costs.

Miscellaneous, net.  Consolidated miscellaneous income decreased from $3.7 million in the second quarter of fiscal 2007 to $1.2 million in the second quarter of fiscal 2008 primarily because of unfavorable currency exchange results due to a decrease in the average exchange rate between the Mexican peso and the US dollar during those two periods.

Income tax benefit.  Income tax benefit in the second quarter of fiscal 2008 was $64.3 million compared to income tax benefit of $19.4 million in the second quarter of fiscal 2007.  The increase in income tax benefit resulted primarily from larger pretax loss incurred in the second quarter of fiscal 2008 than was incurred in the same period in fiscal 2007.

Loss from operation of discontinued business.  The Company incurred a loss from the operation of its discontinued turkey business of $1.4 million ($0.8 million, net of tax) during the second quarter of fiscal 2008 compared to $1.6 million ($1.0 million, net of tax) during the second quarter of fiscal 2007.  Net sales generated by the discontinued turkey business in the second quarter of fiscal 2008 and the second quarter of fiscal 2007 were $10.2 million and $6.8 million, respectively.

Gain on disposal of discontinued business.  In March 2008, the Company sold certain assets of its discontinued turkey business and recognized a gain of $1.5 million ($0.9 million, net of tax).

INDEX

First Six Months of Fiscal 2008 Compared to First Six Months of Fiscal 2007

The changes in our results of operations for the six months ended March 29, 2008, as compared to the same period in fiscal 2007 are impacted greatly as a result of the acquisition of Gold Kist on December 27, 2006.  The acquisition resulted in significant increases in net sales and related costs, including interest expense.

Net sales.  Net sales for the first six months of fiscal 2008 increased $869.0 million, or 26.5%, over the first six months of fiscal 2007. The following table provides net sales information:

		Change from Six Months Ended March 31, 2007
Source	Six Months Ended March 29, 2008	Amount	Percentage
	(In millions, except percentages)
Chicken:
United States	$3,451.1	$736.7	27.1%	(a)
Mexico	248.3	14.3	6.1%	(b)
Total chicken	3,699.4	751.0	25.5%

Other products:
United States	434.3	110.0	33.9%	(c)
Mexico	14.4	8.0	123.6%	(d)
Total other products	448.7	118.0	35.7%

Total net sales	$4,148.1	$869.0	26.5%

(a)
US chicken sales for the first six months of fiscal 2008 increased from the same period last year primarily as the result of a 21.0% increase in volume resulting mainly from the acquisition of Gold Kist on December 27, 2006, increases in the average selling prices of chicken and, for legacy Pilgrim’s Pride products, an improved product mix containing a greater percentage of higher-margin products.

(b)
Mexico chicken sales in the first six months of fiscal 2008 increased from the first six months of fiscal 2007 primarily because of a 6.8% increase in revenue per pound sold partially offset by a 0.6% decrease in pounds sold.

(c)
US sales of other products increased mainly as the result of the acquisition of Gold Kist on December 27, 2006 and improved pricing on our rendering output. Rendering is the process of converting poultry byproducts into raw materials for grease, animal feed, biodiesel and feed-stock for the chemical industry.

(d)	Mexico sales of other products increased principally because of both higher sales volumes and higher selling prices for commercial feed.

Gross profit.  Gross profit decreased $76.6 million, or 52.4%, in the first six months of fiscal 2008 compared to the first six months of fiscal 2007. The following table provides gross profit information:

					Percentage of Net Sales
	Six Months Ended March 29, 2008				First Six Months of Fiscal 2008	First Six Months of Fiscal 2007
		Change From Six Months Ended March 31, 2007
Components		Amount	Percentage
(In millions, except percentages)

Net sales	$4,148.1	$869.0	26.5%		100.0%	100.0%
Cost of sales	4,068.5	933.6	29.8%		98.0%	95.5%	(a)
Asset impairment	12.0	12.0	—		0.3%	—%	(b)

Gross profit	$67.6	$(76.6)	(52.4	) %	1.7%	4.5%	(c)

(a)	Cost of sales incurred in the first six months of fiscal 2008 increased when compared to the same period last year primarily because of the acquisition of Gold Kist on December 27, 2006 and increased costs of feed ingredients and energy. We also experienced in the first six months of fiscal 2008, and continue to experience, increased production and freight costs related to operational inefficiencies, labor shortages at several facilities, and higher fuel costs. We believe the labor shortages are attributable in part to heightened publicity of governmental immigration enforcement efforts, ongoing Company compliance efforts, and continued changes in the Company's employment practices in light of recently published governmental best practices and new labor hiring regulations. Cost of sales in our Mexico chicken operations increased mainly because of higher feed ingredient costs.

(b)	In the second quarter of fiscal 2008, the Company recognized non-cash asset impairment charges related to its announced closing of a chicken processing complex in Siler City, North Carolina and six distribution centers throughout the U.S.

(c)	Gross profit as a percent of net sales generated in the first six months of fiscal 2008 decreased 2.8 percentage points from the same period last year because increased feed ingredients, energy, production and freight costs partially offset by improved pricing.

INDEX
Operating income (loss). Operating loss for the first six months of fiscal 2008 increased $127.4 million, or 816.7%, compared to the first six months of fiscal 2007. The following tables provide operating income (loss) information:

		Change from Six Months Ended March 31, 2007
Source	Six MonthsEnded March 29, 2008	Amount	Percentage
	(In millions, except percentages)
Chicken:
United States	$(175.7)	$(161.9)	(1,173.2	) %
Mexico	(7.8)	3.5	30.1%
Total chicken	(183.5)	(158.4)	(631.1	) %

Other products:
United States	56.2	47.8	569.0%
Mexico	2.0	0.9	81.8%
Total other products	58.2	48.7	512.6%

Asset impairment	(12.0)	(12.0)	--
Restructuring charges	(5.7)	(5.7)	--

Total operating loss	$(143.0)	$(127.4)	(816.7	) %

					Percentage of Net Sales
	Six Months Ended March 29, 2008				First Six Months of Fiscal 2008		First Six Months of Fiscal 2007
		Change From Six Months Ended March 31, 2007
Components		Amount	Percentage
(In millions, except percentages)

Gross profit	$69.7	$(76.6)	(52.4	) %	1.7%		4.5%
SG&A expenses	207.0	45.1	27.9%		5.0%		5.0%		(a)
Restructuring charges	5.7	5.7	—		0.1%		—%		(b)

Operating loss	$(143.0)	$(127.4)	(816.7	) %	(3.4	) %	(0.5	) %	(c)

(a)
Selling, general and administrative expense incurred in the first six months of fiscal 2008 increased from the same period last year primarily because of the acquisition of Gold Kist on December 27, 2006.

(b)
In the second quarter of fiscal 2008, the Company recognized restructuring charges related to its announced closing of a chicken processing complex in Siler City, North Carolina and six distribution centers throughout the U.S.

(c)
Operating loss as a percentage of net sales generated in the first six months of fiscal 2008 increased 2.9 percentage points when compared to the same period last year primarily because of increased feed ingredients, energy, production and freight costs partially offset by increases in the average selling prices of chicken, improved pricing on our rendering output due to increased demand for the raw materials used to produce biodiesel and other alternative fuels and improved product mix.

INDEX

Interest expense. Interest expense increased 21.8% to $63.8 million in the first six months of fiscal 2008 from $52.4 million for the first six months of fiscal 2007 primarily because of increased borrowings related to the acquisition of Gold Kist and the funding of losses and a decrease in amounts of interest capitalized during the year partially offset by early extinguishment of debt totaling $299.6 million in September 2007 and lower interest rates on our variable-rate credit facilities. As a percentage of sales, interest expense in the first six months of fiscal 2008 decreased to 1.5% from 1.6 % in the first six months of fiscal 2007.

Interest income.  Interest income decreased from $3.0 million in the first six months of fiscal 2007 to $1.0 million in the first six months of fiscal 2008 because of a reduced average level of investment during the current year in available-for-sale securities.

Loss on early extinguishment of debt.  Loss on early extinguishment of debt of $14.5 million in the first six months of fiscal 2007 represents the premium paid of $7.4 million and the elimination of $7.1 million of unamortized loan costs.

Miscellaneous, net.  Consolidated miscellaneous income decreased from $4.7 million in the first six months of fiscal 2007 to $4.0 million in the first six months of fiscal 2008 primarily because of unfavorable currency exchange results due to a decrease in the average exchange rate between the Mexican peso and the US dollar during those two periods.

Income tax benefit.  Income tax benefit in the first six months of fiscal 2008 was $57.1 million compared to income tax benefit of $25.9 million in the first six months of fiscal 2007.  The increase in income tax benefit resulted primarily from larger pretax loss incurred in the first six months of fiscal 2008 than was incurred in the same period last year partially offset by income tax expense of $12.7 million recognized in the first quarter of fiscal 2008 by our Mexico operations because of a valuation allowance we established for net operating loss carryforwards we believe do not meet the more likely than not realization criteria of SFAS No. 109 due to the treatment of the net operating losses under IETU.

Income from operation of discontinued business.  The Company generated income from the operation of its discontinued turkey business of $0.1 million (less than $0.1 million, net of tax) during the first six months of fiscal 2008 compared to $0.2 million ($0.1 million, net of tax) during the first six months of fiscal 2007.  Net sales generated by the discontinued turkey business in the first six months of fiscal 2008 and the first six months of fiscal 2007 were $56.0 million and $52.0 million, respectively.

Gain on disposal of discontinued business.  In March 2008, the Company sold certain assets of its discontinued turkey business and recognized a gain of $1.5 million ($0.9 million, net of tax).

INDEX

Liquidity and Capital Resources

The following table presents our available sources of liquidity as of March 29, 2008:

	Facility	Amount
Source of Liquidity	Amount	Outstanding	Available
	(In millions)

Cash and cash equivalents	$—	$—	$97.2
Investments in available-for-sale securities	—	—	10.2
Receivables purchase agreement	300.0	270.6	17.5	(a)
Debt facilities:
Revolving credit facilities	352.1	189.1	76.4	(b)(c)
Revolving/term facility	550.0	150.0	400.0	(c)

(a)	The aggregate amount of receivables sold plus the remaining receivables available for sale declined from $300.0 million at September 29, 2007 to $288.1 million at March 29, 2008.

(b)	At March 29, 2008, the Company had $86.6 million in letters of credit outstanding relating to normal business transactions.

(c)	At May 2, 2008, total availability under these debt facilities is $328.5 million.

At March 29, 2008, our working capital increased $186.7 million to $581.4 million and our current ratio increased to 1.64 to 1 compared with working capital of $394.7 million and a current ratio of 1.44 to 1 at September 29, 2007 primarily because of the working capital changes discussed below.

Trade accounts and other receivables decreased $24.2 million, or 21.3%, to $89.3 million at March 29, 2008 from $113.5 million at September 29, 2007. This decrease resulted from lower sales volumes in the later portion of the second quarter of fiscal 2008 than were generated in the later portion of the fourth quarter of fiscal 2007.

Inventories increased $160.2 million, or 17.3%, to $1.086 billion at March 29, 2008 from $925.3 million at September 29, 2007. This increase resulted from higher values of finished chicken products and live inventories primarily due to higher feed ingredient prices.

Accounts payable increased $27.5 million, or 6.9%, to $426.0 million at March 29, 2008 from $398.5 million at September 29, 2007 primarily because of the increased cost of feed ingredients.

Accrued liabilities decreased $33.8 million, or 6.9%, to $457.5 million at March 29, 2008 from $491.3 million at September 29, 2007 principally because of a reduction in interest payable on notes payable due to the timing of our semi-annual interest payments and amortization of acquisition-related liabilities such as unfavorable sales contracts and unfavorable lease contracts.

Cash used in operating activities was $245.7 million and $52.2 million for the six months ended March 29, 2008 and March 31, 2007, respectively. The increase in cash used in operating activities was primarily the result of an increase in the net loss incurred during the first six months of fiscal 2008 compared to the same period in fiscal 2007 and changes in working capital items.

INDEX

Cash used in investing activities was $56.0 million and $1.119 billion for the first six months of fiscal 2008 and fiscal 2007, respectively. Capital expenditures of $70.2 million and $94.4 million for the six months ended March 29, 2008 and March 31, 2007, respectively, were primarily incurred for the routine replacement of equipment and to improve efficiencies, expand capacity, and reduce costs. We anticipate spending approximately $170.0 million to $190.0 million in fiscal 2008 for the routine replacement of equipment, capacity expansion and new automation to improve efficiencies. We expect to finance such expenditures with cash on hand, operating cash flows if available, and existing revolving/term and revolving credit facilities. Cash was used to purchase investment securities totaling $18.5 million in the first six months of fiscal 2008 and $357.2 million in the first six months of fiscal 2007. Cash proceeds in the first six months of fiscal 2008 and the first six months of fiscal 2007 from the sale or maturity of investment securities were $14.0 million and $436.5 million, respectively. In the first six months of fiscal 2007, we used cash of $1.109 billion to acquire Gold Kist. Cash proceeds in the first six months of fiscal 2008 and the first six months of fiscal 2007 from property disposals were $18.7 million and $5.0 million, respectively.

Cash provided by financing activities was $332.8 million and $1.084 billion for the six months ended March 29, 2008 and March 31, 2007, respectively. Cash proceeds in the first six months of fiscal 2008 and fiscal 2007 from long-term debt were $810.5 million and $2.005 billion, respectively. Cash was used to repay long-term debt totaling $498.9 million in the first six months of fiscal 2008 and $906.7 million in the first six months of fiscal 2007. Cash proceeds in the first six months of fiscal 2008 and the first six months of fiscal 2007 from changes in outstanding cash management obligations were $24.2 million and $4.5 million, respectively. Cash was used to pay debt issue costs in the amount of $15.6 million in the first six months of fiscal 2007.

The Company is required, by certain provisions of its debt agreements, to maintain levels of working capital and net worth, to limit dividends to a maximum of $26.0 million per year, and to maintain various fixed charge, leverage, current and debt-to-equity ratios. The Company’s debt agreements are also generally cross-defaulted with one another, and the Company’s leases are generally cross-defaulted with the credit agreements. At March 29, 2008, the Company has fully complied with these covenants. In April 2008, the Company and its lenders amended certain covenants in its credit facilities and receivables purchase facility effective through the end of fiscal 2009 to levels the Company believes it can comply with in the near-term despite the current economic issues facing the chicken industry.

We are a party to many routine contracts in which we provide general indemnities in the normal course of business to third parties for various risks. We have not recorded a liability for any of these indemnities as the likelihood of payment in each case is considered remote.

There were no material changes during the six months ended March 29, 2008, outside the ordinary course of business, in the specified contractual obligations presented in the Company’s Annual Report on Form 10-K for fiscal 2007.

INDEX

Off-Balance Sheet Arrangements

In connection with the Receivables Purchase Agreement dated June 26, 1998, as amended (the “Agreement”), the Company sells, on a revolving basis, certain of its trade receivables (the “Pooled Receivables”) to a special purpose corporation wholly owned by the Company, which in turn sells a percentage ownership interest to third parties. The aggregate amount of Pooled Receivables sold plus the remaining Pooled Receivables available for sale under this Agreement declined from $300.0 million at September 29, 2007 to $288.1 million at March 29, 2008. The outstanding amount of Pooled Receivables sold and the remaining Pooled Receivables available for sale under this Agreement at March 29, 2008 were $270.6 million and $17.5 million, respectively. The loss recognized on the sold receivables during the six months ended March 29, 2008 was not material.

Accounting Pronouncements

Discussion regarding our pending adoption of Statement of Financial Accounting Standards (“SFAS”) No. 141(R), Business Combinations, SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, and SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, is included in Note A of the notes to our consolidated financial statements included elsewhere in this Quarterly Report.

Critical Accounting Policies

During the six months ended March 29, 2008:

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

INDEX

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Feed Ingredients

We purchase certain commodities, primarily corn and soybean meal, for use as ingredients in the feed we either sell commercially or consume in our live operations.  As a result, our earnings are affected by changes in the price and availability of such feed ingredients.  We will from time to time lock in future feed ingredient prices using a variety of natural hedges and derivative instruments such as forward purchase agreements with suppliers and futures contracts.

We do not use such financial instruments for trading purposes and are not a party to any leveraged derivatives.  Market risk is estimated as a hypothetical 10% increase in the weighted-average cost of our primary feed ingredients as of March 29, 2008.  Based on our feed consumption during the six months ended March 29, 2008, such an increase would have resulted in an increase to cost of sales of approximately $160.6 million, excluding the impact of any hedging in that period.  A 10% change in ending feed ingredient inventories at March 29, 2008 would be $7.4 million, excluding any potential impact on the production costs of our chicken inventories.

Interest Rates

Our earnings are affected by changes in interest rates due to the impact those changes have on our variable-rate debt instruments and the fair value of our fixed-rate debt instruments. During the six months ended March 29, 2008, the Company borrowed $809.8 million and repaid $497.5 million under its three variable-rate revolving credit facilities. Our variable-rate debt instruments represented approximately 46.1% of our long-term debt at March 29, 2008. Holding other variables constant, including levels of indebtedness, a 25-basis-points increase in interest rates would have increased our interest expense by $0.9 million for the first six months of fiscal 2008. These amounts are determined by considering the impact of the hypothetical interest rates on our variable-rate long-term debt at March 29, 2008. We do not believe the fair value of our fixed-rate debt instruments has materially changed since September 29, 2007.

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

INDEX

The impact on our financial condition and results of operations resulting from a hypothetical change in the exchange rate between the US dollar and the Mexican peso cannot be reasonably estimated.  Foreign currency exchange gains and losses, representing the change in the US dollar value of the net monetary assets of our Mexico subsidiaries denominated in Mexican pesos, was a gain of $0.4 million in the first six months of fiscal 2008 compared to a gain of $1.5 million for the first six months of fiscal 2007.  The average exchange rate for the first six months of fiscal 2008 was 10.84 Mexican pesos to 1 US dollar. The average exchange rate for the first six months of fiscal 2007 was 10.96 Mexican pesos to 1 US dollar.  No assurance can be given as to how future movements in the Mexican peso could affect our future financial condition or results of operations.

Investment Quality

The Company and certain retirement plans that it sponsors invest in a variety of financial instruments. In response to the continued turbulence in global financial markets, we have analyzed our portfolios of investments and, to the best of our knowledge, none of our investments, including money market funds units, commercial paper and municipal securities, have been downgraded because of this turbulence, and neither we nor any fund in which we participate hold significant amounts of structured investment vehicles, mortgage backed securities, collateralized debt obligations, auction-rate securities, credit derivatives, hedge funds investments, fund of funds investments or perpetual preferred securities.

Forward Looking Statements

Statements of our intentions, beliefs, expectations or predictions for the future, denoted by the words "anticipate," "believe," "estimate," "expect," "project," “plan,” "imply," "intend," "foresee" and similar expressions, are forward-looking statements that reflect our current views about future events and are subject to risks, uncertainties and assumptions.  Such risks, uncertainties and assumptions include the following:

▪	Matters affecting the poultry industry generally, including fluctuations in the commodity prices of feed ingredients and chicken;
▪	Additional outbreaks of avian influenza or other diseases, either in our own flocks or elsewhere, affecting our ability to conduct our operations and/or demand for our poultry products;
▪	Contamination of our products, which has previously and can in the future lead to product liability claims and product recalls;
▪	Exposure to risks related to product liability, product recalls, property damage and injuries to persons, for which insurance coverage is expensive, limited and potentially inadequate;
▪	Management of our cash resources, particularly in light of our substantial leverage;
▪	Restrictions imposed by, and as a result of, our substantial leverage;
▪	Changes in laws or regulations affecting our operations or the application thereof;
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

In making these statements, we are not undertaking, and specifically decline to undertake, any obligation to address or update each or any factor in future filings or communications regarding our business or results, and we are not undertaking to address how any of these factors may have caused changes to information contained in previous filings or communications.  Although we have attempted to list comprehensively these important cautionary risk factors, we must caution investors and others that other factors may in the future prove to be important and affect our business or results of operations.

ITEM 4.  CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Senior Chairman of the Board of Directors, the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, the Company’s management, including the Senior Chairman of the Board of Directors, the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that information we are required to disclose in our reports filed with the Securities and Exchange Commission is accumulated and communicated to our management, including our Senior Chairman of the Board of Directors, the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the evaluation described above, the Company’s management, including the Senior Chairman of the Board of Directors, the Chief Executive Officer and the Chief Financial Officer, identified no change in the Company's internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 29, 2008, and that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

INDEX

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Wage and Hour Division of the U.S. Department of Labor conducted an industry wide investigation to ascertain compliance with various wage and hour issues, including the compensation of employees for the time spent on activities such as donning and doffing clothing and personal protective equipment. Due, in part, to the government investigation and the recent U.S. Supreme Court decision in IBP, Inc. v. Alvarez, employees have brought claims against the Company. The claims filed against the Company as of the date of this report include: “Juan Garcia, et al. v. Pilgrim’s Pride Corporation, a/k/a Wampler Foods, Inc.”, filed in Pennsylvania state court on January 27, 2006 and subsequently removed to the U.S. District Court for the Eastern District of Pennsylvania; “Esperanza Moya, et al. v. Pilgrim’s Pride Corporation and Maxi Staff, LLC”, filed March 23, 2006 in the Eastern District of Pennsylvania; “Barry Antee, et al. v. Pilgrim’s Pride Corporation” filed April 20, 2006 in the Eastern District of Texas; “Stephania Aaron, et al. v. Pilgrim’s Pride Corporation” filed August 22, 2006 in the Western District of Arkansas; “Salvador Aguilar, et al. v. Pilgrim’s Pride Corporation” filed August 23, 2006 in the Northern District of Alabama; “Benford v. Pilgrim’s Pride Corporation” filed November 2, 2006 in the Northern District of Alabama; “Porter v. Pilgrim’s Pride Corporation” filed December 7, 2006 in the Eastern District of Tennessee; “Freida Brown, et al v. Pilgrim’s Pride Corporation” filed March 14, 2007 in the Middle District of Georgia, Athens Division; “Roy Menser, et al v. Pilgrim’s Pride Corporation” filed February 28, 2007 in the Western District of Paducah, Kentucky; “Victor Manuel Hernandez v. Pilgrim’s Pride Corporation” filed January 30, 2007 in the Northern District of Georgia, Rome Division; “Angela Allen et al v. Pilgrim’s Pride Corporation” filed March 27, 2007 in United States District Court, Middle District of Georgia, Athens Division; Daisy Hammond and Felicia Pope v. Pilgrim’s Pride Corporation, in the Gainesville Division, Northern District of Georgia, filed on June 6, 2007; Gary Price v. Pilgrim’s Pride Corporation, in the U.S. District Court for the Northern District of Georgia, Atlanta Division, filed on May 21, 2007; Kristin Roebuck et al v. Pilgrim’s Pride Corporation, in the U.S. District Court, Athens, Georgia, Middle District, filed on May 23, 2007; and Elaine Chao v. Pilgrim’s Pride Corporation, in the U.S. District Court, Dallas, Texas, Northern District, filed on August 6, 2007. The plaintiffs generally purport to bring a collective action for unpaid wages, unpaid overtime wages, liquidated damages, costs, attorneys' fees, and declaratory and/or injunctive relief and generally allege that they are not paid for the time it takes to either clear security, walk to their respective workstations, don and doff protective clothing, and/or sanitize clothing and equipment. The presiding judge in the consolidated action in El Dorado issued an initial Case Management order on July 9, 2007. Plaintiffs’ counsel filed a Consolidated Amended Complaint and the parties filed a Joint Rule 26(f) Report. A complete scheduling order has not been issued, and discovery has not yet commenced.  On March 13, 2008, Judge Barnes issued an opinion and order finding that plaintiffs and potential class members are similarly situated and conditionally certifying the class for a collective action.  On March 31, 2008, Pilgrim’s filed its Supplemental Objections to Plaintiffs’ Proposed Court-Authorized Notice. The parties are continuing to submit briefs regarding the form and content of the court-authorized notice, and the final Notice has not yet been approved.  As of the date of this report, the following suits have been filed against Gold Kist, now merged into Pilgrim’s Pride Corporation, which make one or more of the allegations referenced above: Merrell v. Gold Kist,

INDEX

Inc., in the U.S. District Court for the Northern District of Georgia, Gainesville Division, filed on December 21, 2006; Harris v. Gold Kist, Inc., in the U.S. District Court for the Northern District of Georgia, Newnan Division, filed on December 21, 2006; Blanke v. Gold Kist, Inc., in the U.S. District Court for the Southern District of Georgia, Waycross Division, filed on December 21, 2006; Clarke v. Gold Kist, Inc., in the U.S. District Court for the Middle District of Georgia, Athens Division, filed on December 21, 2006; Atchison v. Gold Kist, Inc., in the U.S. District Court for the Northern District of Alabama, Middle Division, filed on October 3, 2006;  Carlisle v. Gold Kist, Inc., in the U.S. District Court for the Northern District of Alabama, Middle Division, filed on October 2, 2006; Benbow v. Gold Kist, Inc., in the U.S. District Court for the District of South Carolina, Columbia Division, filed on October 2, 2006; Bonds v. Gold Kist, Inc., in the U.S. District Court for the Northern District of Alabama, Northwestern Division, filed on October 2, 2006. On April 23, 2007, Pilgrim’s filed a Motion to Transfer and Consolidate with the Judicial Panel on Multidistrict Litigation (“JPML”) requesting that all of the pending Gold Kist cases be consolidated into one case.  Pilgrim’s withdrew its Motion subject to the Plaintiffs’ counsel’s agreement to consolidate the seven separate actions into the pending Benbow case by dismissing those lawsuits and refiling/consolidating them into the Benbow action. Motions to Dismiss have been filed in all of the pending seven cases, and all of these cases have been formally dismissed. Pursuant to an agreement between the parties, which was approved by Court-order on June 6, 2007, these cases have been consolidated with the Benbow case.  On that date, Plaintiffs were authorized to send notice to individuals regarding the pending lawsuits and were instructed that individuals had three months to file consents to opting in as plaintiffs in the consolidated cases.  To date, there are approximately 3,100 named plaintiffs and opt-in plaintiffs in the consolidated cases.  No agreement has been reached, and no order has been entered as of today regarding the scope of discovery. The Company intends to assert a vigorous defense to the litigation. The amount of ultimate liability with respect to any of these cases cannot be determined at this time.

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

INDEX

Immigration Legislation and Enforcement.  New immigration legislation or increased enforcement efforts in connection with existing immigration legislation could cause our costs of doing business to increase, cause us to change the way in which we do business or otherwise disrupt our operations.

Immigration reform continues to attract significant attention in the public arena and the United States Congress.  If new federal immigration legislation is enacted or if states in which we do business enact immigration laws, such laws may contain provisions that could make it more difficult or costly for us to hire United States citizens and/or legal immigrant workers.  In such case, we may incur additional costs to run our business or may have to change the way we conduct our operations, either of which could have a material adverse effect on our business, operating results and financial condition.  Also, despite our past and continuing efforts to hire only United States citizens and/or persons legally authorized to work in the United States, we are unable to ensure that all of our employees are United States citizens and/or persons legally authorized to work in the United States.  U.S. Immigration and Customs Enforcement has recently been investigating identity theft within our workforce.  With our cooperation, during the past five months U.S. Immigration and Customs Enforcement has arrested approximately 350 of our employees believed to have engaged in identity theft at five of our facilities.  No assurances can be given that further enforcement efforts by governmental authorities will not disrupt a portion of our workforce or our operations at one or more of our facilities, thereby negatively impacting our business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Pilgrim’s Pride Corporation held its Annual Meeting of Shareholders on January 30, 2008.  The meeting was held to elect twelve Directors for the ensuing year; to ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending September 29, 2008; and to transact such other business as was properly brought before the meeting.  There were 575,553,568 votes received, constituting 98.94% of the 581,722,607 votes outstanding on the record date and entitled to vote.

INDEX

With regard to the election of Directors for the ensuing year, the following votes were cast:

Nominee	For	Withheld

Lonnie “Bo” Pilgrim	564,771,137	10,782,431

Lonnie Ken Pilgrim	564,773,589	10,779,979

J. Clinton Rivers	565,511,226	10,042,342

Richard A. Cogdill	564,957,490	10,596,058

Charles L. Black	574,113,069	1,440,499

Linda Chavez	574,128,955	1,424,613

S. Key Coker	574,133,222	1,420,346

Keith W. Hughes	574,145,297	1,408,271

Blake D. Lovette	567,920,023	7,633,545

Vance C. Miller, Sr.	574,103,914	1,449,654

James G. Vetter, Jr.	565,635,383	9,918,185

Donald L. Wass, Ph.D.	574,103,925	1,449,643

All Directors were elected by the above results.

With regard to ratifying the appointment of Ernst & Young LLP as the Company’s independent auditors for fiscal 2008, the following votes were cast:

For	Against	Abstain	Broker Non Votes

575,433,753	93,669	26,146	0

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

10.1
Ground Lease Agreement, dated as of February 1, 2008, by and between the Company and Pat Pilgrim d/b/a Pat Pilgrim Farms (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 20, 2008).

10.2
Seventh Amendment to Credit Agreement, dated as of March 10, 2008, by and among the Company as borrower, CoBank, ACB, as administrative agent, and the other syndication parties signatory thereto (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 14, 2008).

INDEX

10.3
First Amendment to the Fourth Amended and Restated Secured Credit Agreement, dated as of March 11, 2008, by and among the Company, To-Ricos, Ltd., To-Ricos Distribution, Ltd., Bank of Montreal, as administrative agent, and the other lenders signatory thereto (incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 14, 2008).

10.4
Amendment No. 6 to Receivables Purchase Agreement, dated as of March 11, 2008, by and among the Company, Pilgrim's Pride Funding Corporation, Fairway Finance Company, LLC, and BMO Capital Markets Corp. (incorporated by reference from Exhibit 10.3 to the Company's Current Report on Form 8-K filed on March 14, 2008).

10.5
Eighth Amendment to Credit Agreement, dated as of April 30, 2008, by and among the Company as borrower, CoBank, ACB, as administrative agent, and the other syndication parties signatory thereto (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 5, 2008).

10.6
Second Amendment to the Fourth Amended and Restated Secured Credit Agreement, dated as of April 30, 2008, by and among the Company, To-Ricos, Ltd., To-Ricos Distribution, Ltd., Bank of Montreal, as administrative agent, and the other lenders signatory thereto (incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 5, 2008).

10.7
Amendment No. 7 to Receivables Purchase Agreement, dated as of May 1, 2008, by and among the Company, Pilgrim's Pride Funding Corporation, Fairway Finance Company, LLC, and BMO Capital Markets Corp. (incorporated by reference from Exhibit 10.3 to the Company's Current Report on Form 8-K filed on May 5, 2008).

12	Computation of Ratio of Earnings to Fixed Charges.*

31.1	Certification of Co-Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Co-Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Co-Principal Executive Officer of Pilgrim's Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Co-Principal Executive Officer of Pilgrim's Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.3	Certification of Chief Financial Officer of Pilgrim's Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith

INDEX

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PILGRIM’S PRIDE CORPORATION

/s/ Richard A. Cogdill
Date:	May 5, 2008	Richard A. Cogdill
Chief Financial and Accounting Officer

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

10.1
Ground Lease Agreement, dated as of February 1, 2008, by and between the Company and Pat Pilgrim d/b/a Pat Pilgrim Farms (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 20, 2008).

10.2
Seventh Amendment to Credit Agreement, dated as of March 10, 2008, by and among the Company as borrower, CoBank, ACB, as administrative agent, and the other syndication parties signatory thereto (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 14, 2008).

INDEX

10.3
First Amendment to the Fourth Amended and Restated Secured Credit Agreement, dated as of March 11, 2008, by and among the Company, To-Ricos, Ltd., To-Ricos Distribution, Ltd., Bank of Montreal, as administrative agent, and the other lenders signatory thereto (incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed on March 14, 2008).

10.4
Amendment No. 6 to Receivables Purchase Agreement, dated as of March 11, 2008, by and among the Company, Pilgrim's Pride Funding Corporation, Fairway Finance Company, LLC, and BMO Capital Markets Corp. (incorporated by reference from Exhibit 10.3 to the Company's Current Report on Form 8-K filed on March 14, 2008).

10.5
Eighth Amendment to Credit Agreement, dated as of April 30, 2008, by and among the Company as borrower, CoBank, ACB, as administrative agent, and the other syndication parties signatory thereto (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 5, 2008).

10.6
Second Amendment to the Fourth Amended and Restated Secured Credit Agreement, dated as of April 30, 2008, by and among the Company, To-Ricos, Ltd., To-Ricos Distribution, Ltd., Bank of Montreal, as administrative agent, and the other lenders signatory thereto (incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 5, 2008).

10.7
Amendment No. 7 to Receivables Purchase Agreement, dated as of May 1, 2008, by and among the Company, Pilgrim's Pride Funding Corporation, Fairway Finance Company, LLC, and BMO Capital Markets Corp. (incorporated by reference from Exhibit 10.3 to the Company's Current Report on Form 8-K filed on May 5, 2008).

12	Computation of Ratio of Earnings to Fixed Charges.*

31.1	Certification of Co-Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Co-Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Co-Principal Executive Officer of Pilgrim's Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Co-Principal Executive Officer of Pilgrim's Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.3	Certification of Chief Financial Officer of Pilgrim's Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith

INDEX