Form 10-Q
period 2008-07-25
PILGRIMS PRIDE CORP
filed 2008-07-30
CIK 802481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2008

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

PILGRIM’S PRIDE CORPORATION
June 28, 2008

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

Number of shares outstanding of the issuer’s common stock, as of July 29, 2008, was 74,055,733.

PILGRIM’S PRIDE CORPORATION
June 28, 2008

INDEX PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
Consolidated Balance Sheets June 28, 2008 and September 29, 2007
Consolidated Statements of Operations Three months and nine months ended June 28, 2008 and June 30, 2007
Consolidated Statements of Cash Flows Nine months ended June 28, 2008 and June 30, 2007
Notes to Consolidated Financial Statements as of June 28, 2008
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Item 4.	Controls and Procedures

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 6.	Exhibits

SIGNATURES
EXHIBIT INDEX

INDEX
PILGRIM’S PRIDE CORPORATION
June 28, 2008

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PILGRIM’S PRIDE CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	June 28, 2008	September 29, 2007
Assets:	(In thousands)
Cash and cash equivalents	$54,071	$66,168
Investment in available-for-sale securities	10,790	8,153
Trade accounts and other receivables, less allowance for doubtful accounts	110,490	114,678
Inventories	1,103,168	925,340
Income taxes receivable	22,990	61,901
Current deferred income taxes	25,532	8,095
Other current assets	82,331	47,959
Assets held for sale	3,900	15,534
Assets of discontinued business	40,731	53,232

Total current assets	1,454,003	1,301,060

Investment in available-for-sale securities	54,342	46,035
Other assets	123,544	138,546
Goodwill	499,669	505,166
Property, plant and equipment, net	1,715,627	1,783,429

	$3,847,185	$3,774,236

Liabilities and stockholders’ equity:
Accounts payable	466,056	398,512
Accrued expenses	444,338	497,262
Current maturities of long-term debt	2,295	2,872
Liabilities of discontinued business	5,648	6,556

Total current liabilities	918,337	905,202

Long-term debt, less current maturities	1,518,979	1,318,558
Deferred income taxes	178,102	326,570
Other long-term liabilities	84,721	51,685
Commitments and contingencies	—	—

Preferred stock	—	—
Common stock	741	665
Additional paid-in capital	646,923	469,779
Retained earnings	486,557	687,775
Accumulated other comprehensive income	12,825	14,002

Total stockholders’ equity	1,147,046	1,172,221

	$3,847,185	$3,774,236
See notes to consolidated financial statements.

INDEX
PILGRIM’S PRIDE CORPORATION
June 28, 2008

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	Three Months Ended		Nine Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
	(In thousands, except share and per share data)
Net sales	$2,207,476	$2,104,499	$6,355,623	$5,383,641
Cost of sales	2,154,265	1,869,674	6,220,688	5,002,528
Asset impairment	—	—	12,022	—

Gross profit	53,211	234,825	122,913	381,113

Selling, general and administrative expenses	92,291	97,929	299,283	259,792
Restructuring charges	3,451	—	9,120	—

Operating income (loss)	(42,531)	136,896	(185,490)	121,321

Other expense (income):
Interest expense	35,500	40,018	99,212	92,309
Interest income	(646)	(198)	(1,600)	(3,191)
Loss on early extinguishment of debt	—	—	—	14,475
Miscellaneous, net	(590)	(2,869)	(4,614)	(7,548)

Total other expense	34,264	36,951	92,998	96,045

Income (loss) from continuing operations before income taxes	(76,795)	99,945	(278,488)	25,276

Income tax expense (benefit)	(28,451)	36,668	(85,477)	10,844

Income (loss) from continuing operations	(48,344)	63,277	(193,011)	14,432

Loss from operation of discontinued business, net of tax	(4,437)	(636)	(4,450)	(603)

Gain on sale of discontinued business, net of tax	—	—	903	—

Net income (loss)	$(52,781)	$62,641	$(196,558)	$13,829

Income (loss) per common share—basic and diluted:
Continuing operations	$(0.69)	$0.95	$(2.85)	$0.22
Discontinued business	(0.06)	(0.01)	(0.05)	(0.01)

Net income (loss)	$(0.75)	$0.94	$(2.90)	$0.21

Dividends declared per common share	$0.0225	$0.0225	$0.0675	$0.0675

Weighted average shares outstanding	70,182,107	66,555,733	67,764,524	66,555,733

Reconciliation of net income (loss) to comprehensive income (loss):
Net income (loss)	$(52,781)	$62,641	$(196,558)	$13,829
Unrealized gain (loss) on securities	(491)	44	(1,177)	3,370

Comprehensive income (loss)	$(53,272)	$62,685	$(197,735)	$17,199
See notes to consolidated financial statements.

INDEX
PILGRIM’S PRIDE CORPORATION
June 28, 2008

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Nine Months Ended
	June 28, 2008	June 30, 2007
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(196,558)	$13,829
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	176,802	145,678
Asset impairment	12,022	—
Loss on early extinguishment of debt	—	7,099
Gain on property disposals	(4,141)	(492)
Deferred income tax expense (benefit)	(87,489)	1,395
Changes in operating assets and liabilities, net of effect of business acquired:
Accounts and other receivables	12,106	(58,066)
Inventories	(175,458)	(112,353)
Other current assets	(30,196)	(7,984)
Accounts payable and accrued expenses	(37,661)	(15,984)
Income taxes, net	(5,089)	32,474
Other	(16,107)	9,012

Cash provided by (used in) operating activities	(351,769)	14,608

Cash flows for investing activities:
Acquisitions of property, plant and equipment	(97,641)	(134,951)
Purchases of investment securities	(25,491)	(360,485)
Proceeds from sale or maturity of investment securities	18,770	441,987
Business acquisitions	—	(1,108,817)
Proceeds from property disposals	19,217	5,184

Cash used in investing activities	(85,145)	(1,157,082)

Cash flows from financing activities:
Proceeds from sale of common stock	177,220	—
Borrowing for acquisition	—	1,230,000
Proceeds from long-term debt	1,217,020	774,791
Payments on long-term debt	(1,016,983)	(982,723)
Change in outstanding cash management obligations	57,678	41,450
Debt issue costs	(5,457)	(15,565)
Cash dividends paid	(4,661)	(4,493)

Cash provided by financing activities	424,817	1,043,460

Decrease in cash and cash equivalents	(12,097)	(99,014)
Cash and cash equivalents at beginning of period	66,168	156,404

Cash and cash equivalents at end of period	$54,071	$57,390
See notes to consolidated financial statements.

INDEX
PILGRIM’S PRIDE CORPORATION
June 28, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Pilgrim’s Pride Corporation (referred to herein as “Pilgrim’s,” “the Company,” “we,” “us,” “our” or similar terms) have been prepared in accordance with accounting principles generally accepted in the United States (“US”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the US Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by US generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments unless otherwise disclosed) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended June 28, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending September 27, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in Pilgrim’s Current Report on Form 8-K dated May 12, 2008.

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

INDEX
PILGRIM’S PRIDE CORPORATION
June 28, 2008

On December 27, 2006, we acquired a majority of the outstanding common stock of Gold Kist Inc. (“Gold Kist”) through a tender offer. We subsequently acquired all remaining Gold Kist shares and, on January 9, 2007, Gold Kist became our wholly owned subsidiary. For financial reporting purposes, we have not included the operating results and cash flows of Gold Kist in our consolidated financial statements for the period from December 27, 2006 through December 30, 2006. The operating results and cash flows of Gold Kist from December 27, 2006 through December 30, 2006 were not material. The following unaudited financial information has been presented as if the acquisition had occurred at the beginning of fiscal 2007.

Nine Months Ended June 30, 2007 Pro forma
(In thousands, expect per share amounts and shares outstanding)
Net sales	$5,911,451
Depreciation and amortization	$169,722
Operating income	$90,769
Interest expense, net	$114,940
Loss from continuing operations before taxes	$(29,659)
Loss from continuing operations	$(19,752)
Net loss	$(20,355)
Loss from continuing operations per common share	$(0.30)
Net loss per common share	$(0.31)
Weighted average shares outstanding	66,555,733

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
PILGRIM’S PRIDE CORPORATION
June 28, 2008

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

INDEX
PILGRIM’S PRIDE CORPORATION
June 28, 2008

NOTE B—DISCONTINUED BUSINESS

The Company sold certain assets of its turkey business for $18.6 million and recorded a gain of $1.5 million ($0.9 million, net of tax) in Gain on sale of discontinued business, net of tax in the consolidated statement of operations during the second quarter of fiscal 2008. This business was composed of substantially all of our former turkey segment. The results of this business are included in Income (loss) from operation of discontinued business, net of tax for all periods presented.

For a period of time, we will continue to incur cash flow activities that are associated with our former turkey business. These activities are transitional in nature. We have entered into a short-term co-pack agreement with the acquirer of the former turkey business under which they will process turkeys for sale to our customers through the end of fiscal 2008. For the period of time until we have collected funds on the sale of these turkeys, we will continue to incur cash flow activity and to report operating activity in Income (loss) from operation of discontinued business, net of tax, although at a substantially reduced level. Upon completion of these activities, the cash flows and the operating activity reported in Income (loss) from operation of discontinued business, net of tax will be eliminated.

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

The following amounts related to our turkey business have been segregated from continuing operations and included in Income (loss) from operation of discontinued business, net of tax and Gain on sale of discontinued business, net of tax in the consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
	(In thousands)
Net sales	$14,779	$13,887	$70,791	$65,842

Loss from operation of discontinued business before income taxes	$(7,127)	$(1,022)	$(7,149)	$(968)
Income tax benefit	(2,690)	(386)	(2,699)	(365)

Loss from operation of discontinued business, net of tax	$(4,437)	$(636)	$(4,450)	$(603)

Gain on sale of discontinued business before income taxes	$—	$—	$1,450	$—
Income tax expense	—	—	547	—

Gain on sale of discontinued business, net of tax	$—	$—	$903	$—

INDEX
PILGRIM’S PRIDE CORPORATION
June 28, 2008

Property, plant and equipment related to our turkey business has been segregated and included in Assets held for sale in the consolidated balance sheet as of September 29, 2007. The following assets and liabilities related to our turkey business have been segregated and included in Assets of discontinued business and Liabilities of discontinued business, as appropriate, in the consolidated balance sheets as of June 28, 2008 and September 29, 2007.

	June 28, 2008	September 29, 2007
	(In thousands)
Trade accounts and other receivables, less allowance for doubtful accounts	$7,599	$16,687
Inventories	33,132	36,545

Assets of discontinued business	$40,731	$53,232

Accounts payable	$3,965	$3,804
Accrued expenses	1,683	2,752

Liabilities of discontinued business	$5,648	$6,556

NOTE C—RESTRUCTURING ACTIVITIES

Results of operations for the three and nine months ended June 28, 2008 include restructuring charges related to the Company’s decision to close a processing complex in Siler City, North Carolina, an administrative office in Duluth, Georgia and distribution centers in Plant City and Pompano Beach, Florida; Oskaloosa, Iowa; Jackson, Mississippi; Cincinnati, Ohio; and Nashville, Tennessee. In March 2008, the Company’s Board of Directors approved the closings as part of a plan intended to curtail losses amid record-high costs for corn, soybean meal and other feed ingredients and an oversupply of chicken in the United States. The closings began in March 2008 and were completed in June 2008. The affected processing complex and distribution centers employed approximately 1,100 individuals. Virtually all of these individuals were impacted by the decision to close these facilities.

The Company incurred all anticipated restructuring costs during the second and third quarters of fiscal 2008. Almost all of these costs will result in cash expenditures. The Company recognized $3.4 million of lease commitment costs in the third quarter of fiscal 2008. The Company recognized $3.0 million of employee retention and severance costs and $2.7 million of miscellaneous closing costs in the second quarter of fiscal 2008. The Company also recorded a non-cash asset impairment of $12.0 million in the second quarter of fiscal 2008 to reduce the carrying amounts of certain assets to their estimated fair values.

INDEX
PILGRIM’S PRIDE CORPORATION
June 28, 2008

NOTE D—ACCOUNTS RECEIVABLE

In connection with the Receivables Purchase Agreement dated June 26, 1998, as amended (the “Agreement”), the Company sells, on a revolving basis, certain of its trade receivables (the “Pooled Receivables”) to a special purpose entity (“SPE”) wholly owned by the Company, which in turn sells a percentage ownership interest to third parties. The SPE is a separate corporate entity and its assets will be available first and foremost to satisfy the claims of its creditors. The aggregate amount of Pooled Receivables sold plus the remaining Pooled Receivables available for sale under this Agreement declined from $300.0 million at September 29, 2007 to $271.7 million at June 28, 2008. The outstanding amount of Pooled Receivables sold and the remaining Pooled Receivables available for sale under this Agreement at June 28, 2008 were $269.0 million and $2.7 million, respectively. The loss recognized on the sold receivables during the nine months ended June 28, 2008 was not material.

NOTE E—INVENTORIES

	June 28, 2008	September 29, 2007
	(In thousands)
Chicken:
Live chicken and hens	$407,894	$343,185
Feed and eggs	258,589	223,631
Finished chicken products	417,154	337,052

Total chicken inventories	1,083,637	903,868

Other products:
Commercial feed, table eggs, retail farm store and other	$13,717	$11,327
Distribution inventories (other than chicken products)	5,814	10,145

Total other products inventories	19,531	21,472

Total inventories	$1,103,168	$925,340

NOTE F—PROPERTY, PLANT AND EQUIPMENT

	June 28, 2008	September 29, 2007
	(In thousands)
Land	$108,946	$114,365
Buildings, machinery and equipment	2,438,491	2,366,418
Autos and trucks	64,185	59,489
Construction-in-progress	118,904	123,001

Property, plant and equipment, gross	2,730,526	2,663,273

Accumulated depreciation	(1,014,899)	(879,844)

Property, plant and equipment, net	$1,715,627	$1,783,429

INDEX
PILGRIM’S PRIDE CORPORATION
June 28, 2008

NOTE G—NOTES PAYABLE AND LONG-TERM DEBT

	Maturity	June 28, 2008	September 29, 2007
		(In thousands)

Senior unsecured notes, at 7 5/8%	2015	$400,000	$400,000
Senior subordinated notes, at 8 3/8%	2017	250,000	250,000
Secured revolving credit facility with notes payable at LIBOR plus 1.25% to LIBOR plus 2.75%	2013	—	—
Secured revolving credit facility with notes payable at LIBOR plus 1.65% to LIBOR plus 3.125%	2011	54,120	26,293
Secured revolving/term credit facility with four notes payable at LIBOR plus a spread, one note payable at 7.34% and one note payable at 7.56%	2016	795,775	622,350
Other	Various	21,379	22,787

Notes payable and long-term debt		1,521,274	1,321,430

Current maturities of long-term debt		(2,295)	(2,872)

Notes payable and long-term debt, less current maturities		$1,518,979	$1,318,558

At June 28, 2008, $213.4 million was available for borrowing under the Company’s secured revolving credit facility expiring in 2013, $375.0 million was available for borrowing under the revolving portion of the Company’s secured revolving/term credit facility expiring in 2016 and no funds were available for borrowing under the Company’s secured revolving credit facility expiring in 2011.

The Company is required, by certain provisions of its debt agreements, to maintain certain levels of working capital and net worth, to limit dividends to a maximum of $26.0 million per year, and to maintain various fixed charge, leverage, current and debt-to-equity ratios. The Company’s debt agreements are also generally cross-defaulted with one another, and the Company’s leases are generally cross-defaulted with the credit agreements. At June 28, 2008, the Company has fully complied with these covenants. In April 2008, the Company and its lenders amended certain covenants in its credit facilities and receivables purchase facility effective through the end of fiscal 2009 to levels the Company believes it can comply with in the near-term despite the current economic issues facing the chicken industry.

INDEX
PILGRIM’S PRIDE CORPORATION
June 28, 2008

NOTE H—INCOME TAXES

We recorded an income tax benefit of $85.5 million for the nine months ended June 28, 2008 resulting from a loss from continuing operations before taxes of $278.5 million. The difference between the effective rate reflected in the provision for income taxes and the amounts determined by applying the applicable statutory United States tax rate for the nine months ended June 28, 2008 is primarily due to an increase in the valuation allowance on net operating loss carryforwards in Mexico recorded in the first quarter of fiscal 2008.

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

The Company files numerous consolidated and separate income tax returns in the United States Federal jurisdiction, the Mexico Federal jurisdiction and in many state jurisdictions. With few exceptions, the Company is no longer subject to US Federal, state or local income tax examinations for years before 2003 and is no longer subject to Mexico income tax examinations by tax authorities for years before 2005. We are currently under audit by the Internal Revenue Service for the tax years ended September 26, 2003 to September 30, 2006. It is likely that the examination phase of the audit will conclude in 2008, and it is reasonably possible adjustments to our FIN 48 liability may occur; however, quantification of an estimated range cannot be made at this time.

Our continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. During the nine months ended June 28, 2008, we recognized $2.3 million in interest and penalties related to uncertain tax positions. As of June 28, 2008, we have accrued $14.1 million of interest and penalties related to uncertain tax positions.

In October 2007, Mexico enacted a new minimum corporation tax assessed on companies doing business in that country after January 1, 2008 (“IETU”). While the Company does not anticipate paying any significant taxes under IETU, the new law will affect the Company’s tax planning strategies to fully realize its deferred tax assets under Mexico’s regular income tax. The Company evaluated the impact of IETU on its Mexico operations and, because of the treatment of net operating losses under the new law, established a valuation allowance for net operating losses it believes do not meet the more likely than not realization criteria of SFAS No. 109, Accounting for Income Taxes; this valuation allowance resulted in a $12.7 million charge to tax expense in the first quarter of fiscal 2008.

INDEX
PILGRIM’S PRIDE CORPORATION
June 28, 2008

NOTE I—COMMON STOCK

In May 2008, the Company completed a public offering of 7.5 million shares of its common stock for total consideration of approximately $177.4 million ($177.2 million, net of costs incurred to complete the sale). The Company used the net proceeds of the offering to reduce outstanding indebtedness under two of its revolving credit facilities and for general corporate purposes.

NOTE J—RELATED PARTY TRANSACTIONS

Lonnie “Bo” Pilgrim, the Senior Chairman and, through certain related entities, the major stockholder of the Company (collectively, the “major stockholder”), owns an egg laying and a chicken growing operation.

Certain transactions with related parties are summarized as follows:

	Three Months Ended		Nine Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
	(In thousands)

Lease payments on commercial egg property	$188	$188	$563	$563
Contract grower pay	$259	$250	$779	$651
Other sales to major stockholder	$205	$148	$557	$460
Loan guaranty fees	$1,304	$1,081	$3,431	$2,582
Lease payments and operating expenses on airplane	$116	$121	$351	$371

NOTE K—COMMITMENTS AND CONTINGENCIES

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

At June 28, 2008, the Company had $86.6 million in letters of credit outstanding relating to normal business transactions.

The Company is subject to various legal proceedings and claims which arise in the ordinary course of business. Below is a summary of the most significant claims outstanding against the Company. In the Company’s opinion, it has made appropriate and adequate accruals for claims where necessary, and the Company believes the probability of material losses beyond the amounts accrued to be remote; however, the ultimate liability for these matters is uncertain, and if significantly different than the amounts accrued, the ultimate outcome could have a material effect on the financial condition or results of operations of the Company. The Company believes it has substantial defenses to the claims made and intends to vigorously defend these cases.

INDEX
PILGRIM’S PRIDE CORPORATION
June 28, 2008

Among the claims presently pending against the Company are claims seeking unspecified damages brought by current and former employees seeking compensation for the time spent donning and doffing clothing and personal protective equipment. We are aware of an industry-wide investigation by the Wage and Hour Division of the US Department of Labor to ascertain compliance with various wage and hour issues, including the compensation of employees for the time spent on such activities such as donning and doffing clothing and personal protective equipment. Due, in part, to the government investigation and the recent US Supreme Court decision in IBP, Inc. v. Alvarez, it is possible that we may be subject to additional employee claims. We intend to assert vigorous defenses to the litigation. Nonetheless, there can be no assurances that other similar claims may not be brought against the Company.

US Immigration and Customs Enforcement has recently been investigating identity theft within our workforce. With our cooperation, during the past eight months US Immigration and Customs Enforcement has arrested approximately 350 of our employees believed to have engaged in identity theft at five of our facilities.  No assurances can be given that further enforcement efforts by governmental authorities against our employees or the Company will not disrupt a portion of our workforce or our operations at one or more of our facilities, thereby negatively impacting our business.

NOTE L—BUSINESS SEGMENTS

Subsequent to the sale of our turkey operations, we operate in two reportable business segments as (1) a producer and seller of chicken products and (2) a seller of other products. The following table presents certain information regarding our segments:

	Three Months Ended		Nine Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008(a)	June 30, 2007(a)
	(In thousands)
Net sales to customers
Chicken:
United States	$1,829,163	$1,809,317	$5,280,272	$4,523,729
Mexico	154,165	131,636	402,475	365,591
Total chicken	1,983,328	1,940,953	5,682,747	4,889,320

Other Products:
United States	214,135	157,794	648,431	482,114
Mexico	10,013	5,752	24,445	12,207
Total other products	224,148	163,546	672,876	494,321

	$2,207,476	$2,104,499	$6,355,623	$5,383,641
Operating income (loss)
Chicken:
United States	$(65,425)	$116,749	$(241,081)	$101,155
Mexico	6,964	14,427	(848)	3,151
Total chicken	(58,461)	131,176	(241,929)	104,306

Other products:
United States	18,366	4,872	74,601	15,080
Mexico	1,015	848	2,980	1,935
Total other products	19,381	5,720	77,581	17,015

Asset impairment	—	—	(12,022)	—
Restructuring charges	(3,451)	—	(9,120)	—

	$(42,531)	$136,896	$(185,490)	$121,321
Depreciation and amortization(b)(c)(d)
Chicken:
United States	$54,292	$53,629	$158,624	$130,120
Mexico	2,587	2,754	7,831	8,306
Total chicken	56,879	56,383	166,455	138,426

Other products:
United States	3,565	1,160	9,465	5,917
Mexico	62	58	187	156
Total other products	3,627	1,218	9,652	6,073

	$60,506	$57,601	$176,107	$144,499

(a)	The Company acquired Gold Kist on December 27, 2006 for $1.139 billion.

(b)
Includes amortization of capitalized financing costs of $1.7 million, $1.1 million, $3.8 million and $2.9 million recognized in the third quarter of fiscal 2008, the third quarter of fiscal 2007, the first nine months of fiscal 2008 and the first nine months of fiscal 2007, respectively.

(c)
Includes amortization of intangible assets of $2.5 million recognized in the third quarter of fiscal 2008 and $7.6 million recognized in the first nine months of fiscal 2008 related to the Gold Kist acquisition.

(d)
Excludes depreciation costs incurred by our discontinued turkey business of $0.4 million, $0.7 million and $1.2 million during the third quarter of fiscal 2007, the first nine months of fiscal 2008 and the first nine months of fiscal 2007, respectively. Our discontinued turkey business did not incur depreciation costs during the third quarter of fiscal 2008.

NOTE M—SUBSEQUENT EVENTS

In July 2008, the Company announced plans to consolidate the tray-pack chicken business from its El Dorado, Arkansas processing complex into six other case-ready facilities within 60 days. Approximately 600 hourly positions will be eliminated by September 2008 because of this action.

In July 2008, the Company announced plans to close its distribution center in El Paso, Texas within 60 days. The distribution center currently employs 34 people.

INDEX
PILGRIM’S PRIDE CORPORATION
June 28, 2008

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

Executive Summary

Feed ingredient prices increased substantially between the first quarter of fiscal 2007 and the date of this report, with nearby futures reaching a high of $7.54 per bushel for corn and $427.90 per ton for soybean meal in June 2008 and remaining $5.77 per bushel and $374.70 per ton, respectively, on July 25, 2008. While chicken selling prices have generally improved over the same period, chicken selling prices have not improved sufficiently to offset the higher costs of feed ingredients, which, along with the interest expense recognized on borrowings incurred due to the acquisition of Atlanta-based Gold Kist Inc. (“Gold Kist”) and to fund operating losses, were the primary contributors to our $52.8 million net loss for the third quarter of fiscal 2008.  These same factors, along with deferred income tax valuation allowances recognized in Mexico in the first quarter of fiscal 2008, were the primary contributors to our $196.6 million net loss for the first nine months of fiscal 2008. Although we continue to focus substantial efforts on increasing our sales prices in order to cover these increased costs, there can be no assurances as to if or when we will be able to raise our prices sufficiently to offset these incremental costs or return to profitability.

In response to this challenging environment, we have taken a number of actions, including the closure of a processing plant, an administrative office and six distribution centers, a 5% planned reduction of production in the second half of fiscal 2008 when compared to the same prior-year period, and the planned consolidation of the tray-pack chicken business from our El Dorado, Arkansas processing complex into six other case-ready facilities and closure of a distribution center in El Paso, Texas.  See Note C—Restructuring Activities and Note M—Subsequent Events of the notes to the consolidated financial statements included elsewhere herein.  We are also continuing to evaluate our production facilities for potential mix changes, closure, sale and/or consolidation in an effort to position the Company for a return to profitability.  However, there can be no assurances that we will be successful in any of these efforts or that continuing losses will not have a material adverse effect on our business, operations or financial condition.

Feed ingredient costs incurred during the third quarter of fiscal 2008 rose 44.3% in the US and 36.1% in Mexico over the same period last year principally because of higher corn and soybean meal prices. Our average chicken selling prices in the US and Mexico during the third quarter of fiscal 2008 increased 0.9% and 8.2%, respectively, over the same period last year mainly because of improved market pricing. Total pounds sold in the US during the third quarter of fiscal 2008 were up 0.2% from the same period last year and total pounds sold in Mexico during the third quarter of fiscal 2008 were up 8.3% from the same period last year.

Feed ingredient costs incurred during the first nine months of fiscal 2008 rose 32.6% in the US and 24.9% in Mexico over the same period last year principally because of higher corn and soybean meal prices. Our average chicken selling prices in the US and Mexico during the first nine months of fiscal 2008 increased 3.2% and 7.6%, respectively, over the same period last year mainly because of improved market pricing. Total pounds sold in the US during the first nine months of fiscal 2008 were up 13.1% from the same period last year due to the Gold Kist acquisition and total pounds sold in Mexico during the first nine months of fiscal 2008 were up 2.3% from the same period last year.

In March 2008, the Company sold certain assets of its turkey business for $18.6 million and recorded a gain of $1.5 million ($0.9 million, net of tax) in Gain on sale of discontinued business, net of tax in the consolidated statement of operations for the three and nine months ended June 28, 2008. This business was composed of substantially all of our former turkey segment. The results of this business are included in Income (loss) from operation of discontinued business, net of tax for all periods presented. See Note B—Discontinued Business of the notes to our consolidated financial statements included elsewhere herein.

Results of operations for the three and nine months ended June 28, 2008 include asset impairment and restructuring charges related to the Company’s decision to close a processing complex in Siler City, North Carolina, an administrative office in Duluth, Georgia and distribution centers in Plant City and Pompano Beach, Florida; Oskaloosa, Iowa; Jackson, Mississippi; Cincinnati, Ohio; and Nashville, Tennessee. The Company recognized restructuring charges of $3.5 million in the third quarter of fiscal 2008. The Company recognized non-cash asset impairment charges of $12.0 million and restructuring charges of $5.7 million during the second quarter of fiscal 2008. See Note C—Restructuring Activities of the notes to our consolidated financial statements included elsewhere herein.

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

In May 2008, the Company completed a public offering of 7.5 million shares of its common stock for total consideration of approximately $177.4 million ($177.2 million, net of costs incurred to complete the sale). The Company used the net proceeds of the offering to reduce outstanding indebtedness under two of its revolving credit facilities and for general corporate purposes.

INDEX
PILGRIM’S PRIDE CORPORATION
June 28, 2008

In July 2008, the Company announced plans to consolidate the tray-pack chicken business from its El Dorado, Arkansas processing complex into six other case-ready facilities within 60 days. Approximately 600 hourly positions will be eliminated by September 2008 because of this action. In July 2008, the Company also announced plans to close its distribution center in El Paso, Texas within 60 days. The distribution center currently employs 34 people.

In October 2007, Mexico enacted a new minimum corporation tax assessed on companies doing business in that country after January 1, 2008 (“IETU”). While the Company does not anticipate paying any significant taxes under IETU, the new law will affect the Company’s tax planning strategies to fully realize its deferred tax assets under Mexico’s regular income tax. The Company evaluated the impact of IETU on its Mexico operations and, because of the treatment of net operating losses under the new law, established a valuation allowance for net operating losses it believes do not meet the more likely than not realization criteria of SFAS No. 109, Accounting for Income Taxes; this valuation allowance resulted in a $12.7 million charge to tax expense in the first quarter of fiscal 2008.

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

Feed ingredient purchases are the single largest component of our cost of sales. They represented 38.3% of our consolidated cost of sales in the first nine months of fiscal 2008. The production of feed ingredients is affected primarily by weather patterns throughout the world, the level of supply inventories, demand for feed ingredients, and the agricultural policies of the US and foreign governments. The costs of corn and soybean meal, our primary feed ingredients, increased significantly between the first quarter of fiscal 2007 and the date of this report and there can be no assurance that the price of corn or soybean meal will not continue to rise as a result of, among other things, increasing demand for these products around the world and alternative uses of these products, such as ethanol and biodiesel production.

INDEX
PILGRIM’S PRIDE CORPORATION
June 28, 2008

In an effort to reduce price volatility and to generate higher, more consistent profit margins, we have concentrated on the production and marketing of prepared foods products. We believe that prepared foods products will generally have higher profit margins than our other products. In addition, we believe that the production and sale of prepared foods products in the US will generally reduce the impact of feed ingredient costs on our profitability. Feed ingredient costs become a decreasing percentage of a product’s total production cost as further processing is performed, thereby generally reducing their impact on our profitability. However, because a significant portion of these products have typically been sold under fixed price contracts that are only negotiated on an annual basis, sales of these products may not generate higher, more consistent profit margins during periods of selling price and input cost volatility. We are often unable to pass higher costs on to our customers in periods of rapidly escalating feed ingredient prices, such as that experienced in the past year, until the previous negotiated contract terms have expired. Given the current uncertainties surrounding input prices of our feed ingredient costs, to help mitigate this issue, we have begun negotiating with customers to reduce the contract periods to periods of less than one year whenever possible.

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

Business Segments

Subsequent to the sale of our turkey operations, we operate in two reportable business segments as (1) a producer and seller of chicken products and (2) a seller of other products.  The following table presents certain information regarding our segments:

	Three Months Ended		Nine Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008(a)	June 30, 2007(a)
	(In thousands)
Net sales to customers
Chicken:
United States	$1,829,163	$1,809,317	$5,280,272	$4,523,729
Mexico	154,165	131,636	402,475	365,591
Total chicken	1,983,328	1,940,953	5,682,747	4,889,320

Other Products:
United States	214,135	157,794	648,431	482,114
Mexico	10,013	5,752	24,445	12,207
Total other products	224,148	163,546	672,876	494,321

	$2,207,476	$2,104,499	$6,355,623	$5,383,641
Operating income (loss)
Chicken:
United States	$(65,425)	$116,749	$(241,081)	$101,155
Mexico	6,964	14,427	(848)	3,151
Total chicken	(58,461)	131,176	(241,929)	104,306

Other products:
United States	18,366	4,872	74,601	15,080
Mexico	1,015	848	2,980	1,935
Total other products	19,381	5,720	77,581	17,015

Asset impairment	—	—	(12,022)	—
Restructuring charges	(3,451)	—	(9,120)	—

	$(42,531)	$136,896	$(185,490)	$121,321
Depreciation and amortization(b)(c)(d)
Chicken:
United States	$54,292	$53,629	$158,624	$130,120
Mexico	2,587	2,754	7,831	8,306
Total chicken	56,879	56,383	166,455	138,426

Other products:
United States	3,565	1,160	9,465	5,917
Mexico	62	58	187	156
Total other products	3,627	1,218	9,652	6,073

	$60,506	$57,601	$176,107	$144,499

(a)	The Company acquired Gold Kist on December 27, 2006 for $1.139 billion.

(b)
Includes amortization of capitalized financing costs of $1.7 million, $1.1 million, $3.8 million and $2.9 million recognized in the third quarter of fiscal 2008, the third quarter of fiscal 2007, the first nine months of fiscal 2008 and the first nine months of fiscal 2007, respectively.

(c)
Includes amortization of intangible assets of $2.5 million recognized in the third quarter of fiscal 2008 and $7.6 million recognized in the first nine months of fiscal 2008 related to the Gold Kist acquisition.

(d)
Excludes depreciation costs incurred by our discontinued turkey business of $0.4 million, $0.7 million and $1.2 million during the third quarter of fiscal 2007, the first nine months of fiscal 2008 and the first nine months of fiscal 2007, respectively. Our discontinued turkey business did not incur depreciation costs during the third quarter of fiscal 2008.

The following table presents certain items as a percentage of net sales for the periods indicated:

	Percentage of Net Sales
	Three Months Ended			Nine Months Ended
	June 28, 2008		June 30, 2007	June 28, 2008		June 30, 2007
Net sales	100.0%		100.0%	100.0%		100.0%
Cost of sales	97.6%		88.8%	97.9%		92.9%
Asset impairment	—%		—%	0.2%		—%
Gross profit	2.4%		11.2%	1.9%		7.1%
Selling, general and administrative (“SG&A”) expenses	4.2%		4.7%	4.7%		4.8%
Restructuring charges	0.2%		—%	0.1%		—%
Operating income (loss)	(2.0	) %	6.5%	(2.9	) %	2.3%
Interest expense	1.6%		1.9%	1.6%		1.7%
Income (loss) from continuing operations before income taxes	(3.5	) %	4.7%	(4.4	) %	0.5%
Income (loss) from continuing operations	(2.2	) %	3.0%	(3.0	) %	0.3%
Net income (loss)	(2.4	) %	3.0%	(3.1	) %	0.3%

All percentage of net sales ratios included above are calculated from the face of the Consolidated Financial Statements included elsewhere herein.

INDEX
PILGRIM’S PRIDE CORPORATION
June 28, 2008

Results of Operations

Fiscal Third Quarter 2008 Compared to Fiscal Third Quarter 2007

Net sales.  Net sales for the third quarter of fiscal 2008 increased $103.0 million, or 4.9%, over the third quarter of fiscal 2007. The following table provides net sales information:

		Change from Three Months Ended June 30, 2007
Source	Three Months Ended June 28, 2008	Amount	Percentage
	(In millions, except percentages)
Chicken:
United States	$1,829.1	$19.7	1.1%	(a)
Mexico	154.2	22.6	17.1%	(b)
Total chicken	1,983.3	42.3	2.2%

Other products:
United States	214.2	56.5	35.7%	(c)
Mexico	10.0	4.2	74.1%	(d)
Total other products	224.2	60.7	37.1%

Total net sales	$2,207.5	$103.0	4.9%

(a)	US chicken sales for the third quarter of fiscal 2008 increased from the same period last year primarily as the result of a 0.9% increase in revenue per pound sold and a 0.2% increase in pounds sold.

(b)	Mexico chicken sales in the current quarter increased from the third quarter of fiscal 2007 primarily because of an 8.2% increase in revenue per pound sold and an 8.3% increase in pounds sold.

(c)
US sales of other products increased mainly as the result of improved pricing on commercial eggs and protein conversion products and higher sales volumes of protein conversion products. Protein conversion is the process of converting poultry byproducts into raw materials for grease, animal feed, biodiesel and feed-stock for the chemical industry.

(d)	Mexico sales of other products increased principally because of both higher sales volumes and higher selling prices for commercial feed.

Gross profit (loss).  Gross profit decreased $181.6 million, or 77.3%, in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007. The following table provides gross profit (loss) information:

					Percentage of Net Sales
Components	Three Months Ended June 28, 2008	Change From Three Months Ended June 30, 2007			Three Months Ended June 28, 2008	Three Months Ended June 30, 2007
		Amount	Percentage
(In millions, except percentages)

Net sales	$2,207.5	$103.0	4.9%		100.0%	100.0%
Cost of sales	2,154.3	284.6	15.2%		97.6%	88.8%	(a)

Gross profit	$53.2	$(181.6)	(77.3	) %	2.4%	11.2%	(b)

(a)
Cost of sales incurred in the third quarter of fiscal 2008 increased when compared to the same period last year primarily because of increased feed ingredients and energy costs. We also experienced in the third quarter of fiscal 2008, and continue to experience, increased production and freight costs related to operational inefficiencies, labor shortages at several facilities, and higher fuel costs. We believe the labor shortages are attributable in part to heightened publicity of governmental immigration enforcement efforts, ongoing Company compliance efforts, and continued changes in the Company’s employment practices in light of recently published governmental best practices and new labor hiring regulations. Cost of sales in our Mexico chicken operations increased mainly because of higher feed ingredient costs.

(b)
Gross profit as a percent of net sales generated in the third quarter of fiscal 2008 decreased 8.8 percentage points from the same period last year primarily because of increased feed ingredient, energy, production and freight costs partially offset by improved pricing.

INDEX
PILGRIM’S PRIDE CORPORATION
June 28, 2008

Operating income (loss).  Operating income for the third quarter of fiscal 2008 decreased $179.4 million, or 131.0%, compared to the third quarter of fiscal 2007. The following tables provide operating income (loss) information:

	Three Months Ended	Change from Three Months Ended June 30, 2007
Source	June 28, 2008	Amount	Percentage
	(In millions, except percentages)
Chicken:
United States	$(65.4)	$(182.2)	(156.0	) %
Mexico	6.9	(7.5)	(52.1	) %
Total chicken	(58.5)	(189.7)	(144.6	) %

Other products:
United States	18.4	13.5	275.5%
Mexico	1.0	0.2	25.0%
Total other products	19.4	13.7	240.4%

Asset impairment	—	—	—%
Restructuring charges	(3.4)	(3.4)	—%

Total operating loss	$(42.5)	$(179.4)	(131.0	) %

					Percentage of Net Sales
	Three Months Ended June 28, 2008				Three Months Ended June 28, 2008		Three Months Ended June 30, 2007
		Change From Quarter Ended June 30, 2007
Components		Amount	Percentage
(In millions, except percentages)

Gross profit	$53.2	$(181.6)	(77.3	) %	2.4%		11.2%
SG&A expenses	92.3	(5.6)	(5.8	) %	4.2%		4.7%	(a)
Restructuring charges	3.4	3.4	—		0.2%		—%	(b)

Operating loss	$(42.5)	$(179.4)	(131.0	) %	(2.0	) %	6.5%	(c)

(a)
Selling, general and administrative expenses incurred in the third quarter of fiscal 2008 decreased from the same period last year primarily because of decreased insurance costs partially offset by increased costs for intangibles amortization, outside services and brokered sales activity.

(b)
In the third quarter of fiscal 2008, the Company recognized restructuring charges related to continuing lease obligations for (a) distribution centers in Nashville, Tennessee and Jackson, Mississippi and (b) an administrative office in Duluth, Georgia.

(c)
Operating loss as a percentage of net sales generated in the third quarter of fiscal 2008 increased 8.5 percentage points when compared to the same period last year primarily because of increased feed ingredient, energy, production and freight costs partially offset by improved pricing.

Interest expense. Interest expense decreased 11.3% to $35.5 million in the third quarter of fiscal 2008 from $40.0 million in the third quarter of fiscal 2007 primarily because of the early extinguishment of debt totaling $299.6 million in September 2007 and lower interest rates on our variable-rate credit facilities partially offset by increased debt under our credit facilities that were not extinguished. As a percentage of sales, interest expense in the third quarter of fiscal 2008 decreased to 1.6% from 1.9% in the third quarter of fiscal 2007.

Miscellaneous, net.  Consolidated miscellaneous income decreased from $2.9 million in the third quarter of fiscal 2007 to $0.6 million in the third quarter of fiscal 2008 primarily because of reduced amounts of both dividend income and investment income partially offset by favorable currency exchange results due to an increase in the average exchange rate between the Mexican peso and the US dollar during those two periods.

Income tax expense (benefit).  Income tax benefit in the third quarter of fiscal 2008 was $28.5 million compared to income tax expense of $36.7 million in the third quarter of fiscal 2007.  The shift from income tax expense to income tax benefit resulted primarily from a pretax loss incurred in the third quarter of fiscal 2008 compared to pretax income generated in the same period in fiscal 2007.

Loss from operation of discontinued business.  The Company incurred a loss from the operation of its discontinued turkey business of $7.1 million ($4.4 million, net of tax) during the third quarter of fiscal 2008 compared to a loss of $1.0 million ($0.6 million, net of tax) during the third quarter of fiscal 2007.  Net sales generated by the discontinued turkey business in the third quarter of fiscal 2008 and the third quarter of fiscal 2007 were $14.8 million and $13.9 million, respectively.

First Nine Months of Fiscal 2008 Compared to First Nine Months of Fiscal 2007

The changes in our results of operations for the nine months ended June 28, 2008, as compared to the same period in fiscal 2007 are impacted greatly as a result of the acquisition of Gold Kist on December 27, 2006.  The acquisition resulted in significant increases in net sales and related costs, including interest expense.

INDEX
PILGRIM’S PRIDE CORPORATION
June 28, 2008

Net sales.  Net sales for the first nine months of fiscal 2008 increased $972.0 million, or 18.1%, over the first nine months of fiscal 2007. The following table provides net sales information:

		Change from Nine Months Ended June 30, 2007
Source	Nine Months Ended June 28, 2008	Amount	Percentage
	(In millions, except percentages)
Chicken:
United States	$5,280.2	$756.5	16.7%	(a)
Mexico	402.5	36.9	10.1%	(b)
Total chicken	5,682.7	793.4	16.2%

Other products:
United States	648.5	166.4	34.5%	(c)
Mexico	24.4	12.2	100.0%	(d)
Total other products	672.9	178.6	36.1%

Total net sales	$6,355.6	$972.0	18.1%

(a)
US chicken sales for the first nine months of fiscal 2008 increased from the same period last year primarily as the result of a 13.1% increase in volume resulting mainly from the acquisition of Gold Kist on December 27, 2006, increases in the average selling prices of chicken and, for legacy Pilgrim’s Pride products, an improved product mix containing a greater percentage of higher-margin products.

(b)
Mexico chicken sales in the first nine months of fiscal 2008 increased from the first nine months of fiscal 2007 primarily because of a 7.6% increase in revenue per pound sold and a 2.3% increase in pounds sold.

(c)
US sales of other products increased mainly as the result of the acquisition of Gold Kist on December 27, 2006, improved pricing on commercial eggs and protein conversion products and higher sales volumes of protein conversion products. Protein conversion is the process of converting poultry byproducts into raw materials for grease, animal feed, biodiesel and feed-stock for the chemical industry.

(d)	Mexico sales of other products increased principally because of both higher sales volumes and higher selling prices for commercial feed.

Gross profit.  Gross profit decreased $258.2 million, or 67.8%, in the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007. The following table provides gross profit information:

					Percentage of Net Sales
Components	Nine Months Ended June 28, 2008	Change From Nine Months Ended June 30, 2007			Nine Months Ended June 28, 2008	Nine Months Ended June 30, 2007
		Amount	Percentage
		(In millions, except percentages)

Net sales	$6,355.6	$972.0	18.1%		100.0%	100.0%
Cost of sales	6,220.7	1,218.2	24.4%		97.9%	92.9%	(a)
Asset impairment	12.0	12.0	—		0.2%	—%	(b)

Gross profit	$122.9	$(258.2)	(67.8	) %	1.9%	7.1%	(c)

(a)
Cost of sales incurred in the first nine months of fiscal 2008 increased when compared to the same period last year primarily because of the acquisition of Gold Kist on December 27, 2006 and increased feed ingredients and energy costs. We also experienced in the first nine months of fiscal 2008, and continue to experience, increased production and freight costs related to operational inefficiencies, labor shortages at several facilities, and higher fuel costs. We believe the labor shortages are attributable in part to heightened publicity of governmental immigration enforcement efforts, ongoing Company compliance efforts, and continued changes in the Company’s employment practices in light of recently published governmental best practices and new labor hiring regulations. Cost of sales in our Mexico chicken operations increased mainly because of higher feed ingredient costs.

(b)
In the second quarter of fiscal 2008, the Company recognized non-cash asset impairment charges related to its announced closings of a chicken processing complex in Siler City, North Carolina and six distribution centers throughout the US.

(c)
Gross profit as a percent of net sales generated in the first nine months of fiscal 2008 decreased 5.2 percentage points from the same period last year because of increased feed ingredients, energy, production and freight costs partially offset by improved pricing.

INDEX
PILGRIM’S PRIDE CORPORATION
June 28, 2008

Operating income (loss).  Operating loss for the first nine months of fiscal 2008 increased $306.8 million, or 252.9%, compared to the first nine months of fiscal 2007. The following tables provide operating income (loss) information:

	Nine Months Ended	Change from Nine Months Ended June 30, 2007
Source	June 28, 2008	Amount	Percentage
	(In millions, except percentages)
Chicken:
United States	$(241.1)	$(342.3)	(338.3	) %
Mexico	(0.9)	(4.0)	(125.0	) %
Total chicken	(242.0)	(346.3)	(332.0	) %

Other products:
United States	74.6	59.5	394.0%
Mexico	3.0	1.1	57.9%
Total other products	77.6	60.6	356.5%

Asset impairment	(12.0)	(12.0)	—%
Restructuring charges	(9.1)	(9.1)	—%

Total operating loss	$(185.5)	$(306.8)	(252.9	) %

					Percentage of Net Sales
	Nine Months Ended June 28, 2008				Nine Months Ended June 28, 2008		Nine Months Ended June 30, 2007
		Change From Nine Months Ended June 30, 2007
Components		Amount	Percentage
(In millions, except percentages)

Gross profit	$122.9	$(258.2)	(67.8	) %	1.9%		7.1%
SG&A expenses	299.3	39.5	15.2%		4.7%		4.8%	(a)
Restructuring charges	9.1	9.1	—		0.1%		—%	(b)

Operating loss	$(185.5)	$(306.8)	(252.9	) %	(2.9	) %	2.3%	(c)

(a)
Selling, general and administrative expense incurred in the first nine months of fiscal 2008 increased from the same period last year primarily because of the acquisition of Gold Kist on December 27, 2006.

(b)
In the first nine months of fiscal 2008, the Company recognized restructuring charges related to its announced closings of a chicken processing complex in Siler City, North Carolina, an administrative office in Duluth, Georgia and six distribution centers throughout the US.

(c)
Operating income (loss) as a percentage of net sales generated in the first nine months of fiscal 2008 decreased 5.2 percentage points when compared to the same period last year primarily because of increased feed ingredients, energy, production and freight costs partially offset by improved pricing.

INDEX
PILGRIM’S PRIDE CORPORATION
June 28, 2008

Interest expense. Interest expense increased 7.5% to $99.2 million in the first nine months of fiscal 2008 from $92.3 million for the first nine months of fiscal 2007 primarily because of increased borrowings related to the acquisition of Gold Kist and the funding of losses and a decrease in amounts of interest capitalized during the year partially offset by early extinguishment of debt totaling $299.6 million in September 2007 and lower interest rates on our variable-rate credit facilities. As a percentage of sales, interest expense in the first nine months of fiscal 2008 decreased to 1.6% from 1.7 % in the first nine months of fiscal 2007.

Loss on early extinguishment of debt.  Loss on early extinguishment of debt of $14.5 million in the first nine months of fiscal 2007 represents the premium paid of $7.4 million and the elimination of $7.1 million of unamortized loan costs.

Miscellaneous, net.  Consolidated miscellaneous income decreased from $7.5 million in the first nine months of fiscal 2007 to $4.6 million in the first nine months of fiscal 2008 primarily because of unfavorable currency exchange results due to a decrease in the average exchange rate between the Mexican peso and the US dollar during those two periods.

Income tax expense (benefit).  Income tax benefit in the first nine months of fiscal 2008 was $85.5 million compared to income tax expense of $10.8 million in the first nine months of fiscal 2007. The change in income tax expense (benefit) resulted primarily from a pretax loss incurred in the first nine months of fiscal 2008 compared to pretax income incurred in the same period last year partially offset by income tax expense of $12.7 million recognized in the first quarter of fiscal 2008 by our Mexico operations because of a valuation allowance established for net operating loss carryforwards we believe do not meet the more likely than not realization criteria of SFAS No. 109 due to the treatment of the net operating losses under IETU.

Loss from operation of discontinued business.  The Company generated loss from the operation of its discontinued turkey business of $7.2 million ($4.5 million, net of tax) during the first nine months of fiscal 2008 compared to a loss of $1.0 million ($0.6 million, net of tax) during the first nine months of fiscal 2007.  Net sales generated by the discontinued turkey business in the first nine months of fiscal 2008 and the first nine months of fiscal 2007 were $70.8 million and $65.8 million, respectively.

Gain on disposal of discontinued business.  In March 2008, the Company sold certain assets of its discontinued turkey business and recognized a gain of $1.5 million ($0.9 million, net of tax).

INDEX
PILGRIM’S PRIDE CORPORATION
June 28, 2008

Liquidity and Capital Resources

The following table presents our available sources of liquidity as of June 28, 2008:

	Facility	Amount
Source of Liquidity	Amount	Outstanding	Available
	(In millions)

Cash and cash equivalents	$—	$—	$54.1
Investments in available-for-sale securities	—	—	10.8
Receivables purchase agreement	300.0	269.0	2.7	(a)
Debt facilities:
Revolving credit facilities	354.1	54.1	213.4	(b)(c)
Revolving/term facility	550.0	175.0	375.0	(c)

(a)	The aggregate amount of receivables sold plus the remaining receivables available for sale declined from $300.0 million at September 29, 2007 to $271.7 million at June 28, 2008.

(b)	At June 28, 2008, the Company had $86.6 million in letters of credit outstanding relating to normal business transactions.

(c)	At July 29, 2008, total availability under these debt facilities is $341.4 million.

At June 28, 2008, our working capital increased $139.8 million, or 35.3%, to $535.7 million and our current ratio increased to 1.58 to 1 compared with working capital of $395.9 million and a current ratio of 1.44 to 1 at September 29, 2007 primarily because of the working capital changes discussed below.

Trade accounts and other receivables decreased $4.2 million, or 3.7%, to $110.5 million at June 28, 2008 from $114.7 million at September 29, 2007. This decrease resulted from lower sales volumes in the later portion of the third quarter of fiscal 2008 than were generated in the later portion of the fourth quarter of fiscal 2007.

Inventories increased $177.8 million, or 19.2%, to $1,103.2 million at June 28, 2008 from $925.3 million at September 29, 2007. This increase resulted from the higher values of finished chicken products and live inventories primarily due to higher feed ingredient prices.

Accounts payable increased $67.5 million, or 16.9%, to $466.1 million at June 28, 2008 from $398.5 million at September 29, 2007 primarily because of the increased cost of feed ingredients.

Accrued liabilities decreased $52.9 million, or 10.6%, to $444.3 million at June 28, 2008 from $497.3 million at September 29, 2007 principally because of a reduction in interest payable on notes payable due to the timing of our semi-annual interest payments and amortization of acquisition-related liabilities such as unfavorable sales contracts and unfavorable lease contracts.

Cash used in operating activities was $351.8 million for the nine months ended June 28, 2008 and cash provided by operating activities was $14.6 million for the nine months ended June 30, 2007. The increase in cash used in operating activities was primarily the result of an increase in the net loss incurred during the first nine months of fiscal 2008 compared to the same period in fiscal 2007 and changes in working capital items.

Cash used in investing activities was $85.1 million and $1.157 billion for the first nine months of fiscal 2008 and fiscal 2007, respectively. Capital expenditures of $97.6 million and $135.0 million for the nine months ended June 28, 2008 and June 30, 2007, respectively, were primarily incurred for the routine replacement of equipment and to improve efficiencies, expand capacity, and reduce costs. We anticipate spending approximately $130.0 million to $150.0 million in fiscal 2008 for the routine replacement of equipment, capacity expansion and new automation to improve efficiencies. We expect to finance such expenditures with cash on hand, operating cash flows if available, and existing revolving/term and revolving credit facilities. Cash was used to purchase investment securities totaling $25.5 million in the first nine months of fiscal 2008 and $360.5 million in the first nine months of fiscal 2007. Cash proceeds received in the first nine months of fiscal 2008 and the first nine months of fiscal 2007 from the sale or maturity of investment securities were $18.8 million and $442.0 million, respectively. In the first nine months of fiscal 2007, we used cash of $1.109 billion to acquire Gold Kist. Cash proceeds in the first nine months of fiscal 2008 and the first nine months of fiscal 2007 from property disposals were $19.2 million and $5.2 million, respectively.

Cash provided by financing activities was $424.8 million and $1.043 billion for the nine months ended June 28, 2008 and June 30, 2007, respectively. Cash proceeds received in the first nine months of fiscal 2008 and fiscal 2007 from long-term debt were $1.217 billion and $2.005 billion, respectively. Cash proceeds received in the first nine months of fiscal 2008 from the sale of the Company’s common stock was $177.2 million (net of costs incurred to complete the sale). Cash was used to repay long-term debt totaling $1.017 billion in the first nine months of fiscal 2008 and $982.7 million in the first nine months of fiscal 2007. Cash provided in the first nine months of fiscal 2008 and fiscal 2007 because of an increase in outstanding cash management obligations totaled $57.7 million and $41.5 million, respectively. Cash was used to pay debt issue and amendment costs in the amount of $5.5 million and $15.6 million in the first nine months of fiscal 2008 and fiscal 2007, respectively. Cash was also used to pay dividends of $4.7 million and $4.5 million to holders of the Company’s common stock in the first nine months of fiscal 2008 and fiscal 2007, respectively.

The Company is required, by certain provisions of its debt agreements, to maintain certain levels of working capital and net worth, to limit dividends to a maximum of $26.0 million per year, and to maintain various fixed charge, leverage, current and debt-to-equity ratios. The Company’s debt agreements are also generally cross-defaulted with one another, and the Company’s leases are generally cross-defaulted with the credit agreements. At June 28, 2008, the Company has fully complied with these covenants. In April 2008, the Company and its lenders amended certain covenants in its credit facilities and receivables purchase facility effective through the end of fiscal 2009 to levels the Company believes it can comply with in the near-term despite the current economic issues facing the chicken industry.

INDEX
PILGRIM’S PRIDE CORPORATION
June 28, 2008

We are a party to many routine contracts in which we provide general indemnities in the normal course of business to third parties for various risks. We have not recorded a liability for any of these indemnities as the likelihood of payment in each case is considered remote.

There were no material changes during the nine months ended June 28, 2008, outside the ordinary course of business, in the specified contractual obligations presented in the Company’s Annual Report on Form 10-K for fiscal 2007.

Off-Balance Sheet Arrangements

In connection with the Receivables Purchase Agreement dated June 26, 1998, as amended (the “Agreement”), the Company sells, on a revolving basis, certain of its trade receivables (the “Pooled Receivables”) to a special purpose entity (“SPE”) wholly owned by the Company, which in turn sells a percentage ownership interest to third parties. The SPE is a separate corporate entity and its assets will be available first and foremost to satisfy the claims of its creditors. The aggregate amount of Pooled Receivables sold plus the remaining Pooled Receivables available for sale under this Agreement declined from $300.0 million at September 29, 2007 to $271.7 million at June 28, 2008. The outstanding amount of Pooled Receivables sold and the remaining Pooled Receivables available for sale under this Agreement at June 28, 2008 were $269.0 million and $2.7 million, respectively. The loss recognized on the sold receivables during the nine months ended June 28, 2008 was not material.

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

During the nine months ended June 28, 2008:

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
PILGRIM’S PRIDE CORPORATION
June 28, 2008

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

Market risk is estimated as a hypothetical 10% increase in the weighted-average cost of our primary feed ingredients as of June 28, 2008. Based on our feed consumption during the nine months ended June 28, 2008, such an increase would have resulted in an increase to cost of sales of approximately $249.2 million, excluding the impact of any feed ingredients derivative contracts in that period. A 10% change in ending feed ingredient inventories at June 28, 2008 would be $7.8 million, excluding any potential impact on the production costs of our chicken inventories.

Interest Rates

Our earnings are affected by changes in interest rates due to the impact those changes have on our variable-rate debt instruments and the fair value of our fixed-rate debt instruments. During the nine months ended June 28, 2008, the Company borrowed $1.322 billion and repaid $1.122 billion under its three variable-rate revolving credit facilities. Our variable-rate debt instruments represented approximately 42.3% of our long-term debt at June 28, 2008. Holding other variables constant, including levels of indebtedness, a 25-basis-points increase in interest rates would have increased our interest expense by $1.2 million for the first nine months of fiscal 2008. These amounts are determined by considering the impact of the hypothetical interest rates on our variable-rate long-term debt at June 28, 2008.

Foreign Currency

Our earnings are also affected by foreign currency exchange rate fluctuations related to the Mexican peso net monetary position of our Mexico subsidiaries. We manage this exposure primarily by attempting to minimize our Mexican peso net monetary position. We are also exposed to the effect of potential currency exchange rate fluctuations to the extent that amounts are repatriated from Mexico to the US. However, we currently anticipate that the cash flows of our Mexico subsidiaries will be reinvested in our Mexico operations. In addition, the Mexican peso exchange rate can directly and indirectly impact our financial condition and results of operations in several ways, including potential economic recession in Mexico because of devaluation in their currency.

The impact on our financial condition and results of operations resulting from a hypothetical change in the exchange rate between the US dollar and the Mexican peso cannot be reasonably estimated. Foreign currency exchange gains and losses, representing the change in the US dollar value of the net monetary assets of our Mexico subsidiaries denominated in Mexican pesos, was a gain of $0.7 million in the first nine months of fiscal 2008 compared to a loss of $1.3 million for the first nine months of fiscal 2007. The average exchange rate for the first nine months of fiscal 2008 was 10.71 Mexican pesos to 1 US dollar. The average exchange rate for the first nine months of fiscal 2007 was 10.94 Mexican pesos to 1 US dollar. No assurance can be given as to how future movements in the Mexican peso could affect our future financial condition or results of operations.

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
▪
The impact of uncertainties of litigation as well as other risks described herein and under “Risk Factors” in our Annual Report on Form 10-K for the year ended September 29, 2007 and subsequent reports filed with the Securities and Exchange Commission.

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

In connection with the evaluation described above, the Company’s management, including the Senior Chairman of the Board of Directors, the Chief Executive Officer and the Chief Financial Officer, identified no change in the Company's internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 28, 2008, and that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

INDEX
PILGRIM’S PRIDE CORPORATION
June 28, 2008

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Wage and Hour Division of the U.S. Department of Labor conducted an industry wide investigation to ascertain compliance with various wage and hour issues, including the compensation of employees for the time spent on activities such as donning and doffing clothing and personal protective equipment. Due, in part, to the government investigation and the recent U.S. Supreme Court decision in IBP, Inc. v. Alvarez, employees have brought claims against the Company. The claims filed against the Company as of the date of this report include: “Juan Garcia, et al. v. Pilgrim’s Pride Corporation, a/k/a Wampler Foods, Inc.”, filed in Pennsylvania state court on January 27, 2006 and subsequently removed to the U.S. District Court for the Eastern District of Pennsylvania; “Esperanza Moya, et al. v. Pilgrim’s Pride Corporation and Maxi Staff, LLC”, filed March 23, 2006 in the Eastern District of Pennsylvania; “Barry Antee, et al. v. Pilgrim’s Pride Corporation” filed April 20, 2006 in the Eastern District of Texas; “Stephania Aaron, et al. v. Pilgrim’s Pride Corporation” filed August 22, 2006 in the Western District of Arkansas; “Salvador Aguilar, et al. v. Pilgrim’s Pride Corporation” filed August 23, 2006 in the Northern District of Alabama; “Benford v. Pilgrim’s Pride Corporation” filed November 2, 2006 in the Northern District of Alabama; “Porter v. Pilgrim’s Pride Corporation” filed December 7, 2006 in the Eastern District of Tennessee; “Freida Brown, et al v. Pilgrim’s Pride Corporation” filed March 14, 2007 in the Middle District of Georgia, Athens Division; “Roy Menser, et al v. Pilgrim’s Pride Corporation” filed February 28, 2007 in the Western District of Paducah, Kentucky; “Victor Manuel Hernandez v. Pilgrim’s Pride Corporation” filed January 30, 2007 in the Northern District of Georgia, Rome Division; “Angela Allen et al v. Pilgrim’s Pride Corporation” filed March 27, 2007 in United States District Court, Middle District of Georgia, Athens Division; Daisy Hammond and Felicia Pope v. Pilgrim’s Pride Corporation, in the Gainesville Division, Northern District of Georgia, filed on June 6, 2007; Gary Price v. Pilgrim’s Pride Corporation, in the U.S. District Court for the Northern District of Georgia, Atlanta Division, filed on May 21, 2007; Kristin Roebuck et al v. Pilgrim’s Pride Corporation, in the U.S. District Court, Athens, Georgia, Middle District, filed on May 23, 2007; and Elaine Chao v. Pilgrim’s Pride Corporation, in the U.S. District Court, Dallas, Texas, Northern District, filed on August 6, 2007. The plaintiffs generally purport to bring a collective action for unpaid wages, unpaid overtime wages, liquidated damages, costs, attorneys' fees, and declaratory and/or injunctive relief and generally allege that they are not paid for the time it takes to either clear security, walk to their respective workstations, don and doff protective clothing, and/or sanitize clothing and equipment. The presiding judge in the consolidated action in El Dorado issued an initial Case Management order on July 9, 2007. Plaintiffs’ counsel filed a Consolidated Amended Complaint and the parties filed a Joint Rule 26(f) Report. A complete scheduling order has not been issued, and discovery has not yet commenced.  On March 13, 2008, Judge Barnes issued an opinion and order finding that plaintiffs and potential class members are similarly situated and conditionally certifying the class for a collective action. On May 14, 2008, the Court issued its order modifying and approving the court-authorized notice for current and former employees to opt into the class.  Persons who choose to opt into the class are to do so within 90 days after the date on which the first notice was mailed.  The opt-in period is open until September 17, 2008.  As of July 25, 2008, approximately 10,000 plaintiffs have opted into the class.  As of the date of this report, the following suits have been filed against Gold Kist, now merged into Pilgrim’s Pride Corporation, which make one or more of the allegations referenced above: Merrell v. Gold Kist, Inc., in the U.S. District Court for the Northern District of Georgia, Gainesville Division, filed on December 21, 2006; Harris v. Gold Kist, Inc., in the U.S. District Court for the Northern District of Georgia, Newnan Division, filed on December 21, 2006; Blanke v. Gold Kist, Inc., in the U.S. District Court for the Southern District of Georgia, Waycross Division, filed on December 21, 2006; Clarke v. Gold Kist, Inc., in the U.S. District Court for the Middle District of Georgia, Athens Division, filed on December 21, 2006; Atchison v. Gold Kist, Inc., in the U.S. District Court for the Northern District of Alabama, Middle Division, filed on October 3, 2006;  Carlisle v. Gold Kist, Inc., in the U.S. District Court for the Northern District of Alabama, Middle Division, filed on October 2, 2006; Benbow v. Gold Kist, Inc., in the U.S. District Court for the District of South Carolina, Columbia Division, filed on October 2, 2006; Bonds v. Gold Kist, Inc., in the U.S. District Court for the Northern District of Alabama, Northwestern Division, filed on October 2, 2006. On April 23, 2007, Pilgrim’s filed a Motion to Transfer and Consolidate with the Judicial Panel on Multidistrict Litigation (“JPML”) requesting that all of the pending Gold Kist cases be consolidated into one case.  Pilgrim’s withdrew its Motion subject to the Plaintiffs’ counsel’s agreement to consolidate the seven separate actions into the pending Benbow case by dismissing those lawsuits and refiling/consolidating them into the Benbow action. Motions to Dismiss have been filed in all of the pending seven cases, and all of these cases have been formally dismissed. Pursuant to an agreement between the parties, which was approved by Court-order on June 6, 2007, these cases have been consolidated with the Benbow case.  On that date, Plaintiffs were authorized to send notice to individuals regarding the pending lawsuits and were instructed that individuals had three months to file consents to opting in as plaintiffs in the consolidated cases.  To date, there are approximately 3,100 named plaintiffs and opt-in plaintiffs in the consolidated cases.  The Court recently ordered that Pilgrim’s can depose the named plaintiffs and 10% of the opt-in class.  The parties are attempting to reach an agreement concerning the extent of written discovery. The Company intends to assert a vigorous defense to the litigation. The amount of ultimate liability with respect to any of these cases cannot be determined at this time.

We are subject to various other legal proceedings and claims, which arise in the ordinary course of our business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect our financial condition, results of operations or cash flows.

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risks discussed in our 2007 Annual Report on Form 10-K, our Quarterly Report on Form 10-Q for the period ended March 29, 2008 and subsequent reports filed with the Securities and Exchange Commission, including under the heading "Item 1A. Risk Factors", which risks could materially affect the Company’s business, financial condition or future results. These risks are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect the Company's business, financial condition or future results.

INDEX
PILGRIM’S PRIDE CORPORATION
June 28, 2008

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

10.2
Second Amendment to the Fourth Amended and Restated Secured Credit Agreement, dated as of April 30, 2008, by and among the Company, To-Ricos, Ltd., To-Ricos Distribution, Ltd., Bank of Montreal, as administrative agent, and the other lenders signatory thereto (incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 5, 2008).

10.3
Amendment No. 7 to Receivables Purchase Agreement, dated as of May 1, 2008, by and among the Company, Pilgrim's Pride Funding Corporation, Fairway Finance Company, LLC, and BMO Capital Markets Corp. (incorporated by reference from Exhibit 10.3 to the Company's Current Report on Form 8-K filed on May 5, 2008).

10.4	Change to Company Contribution Amount Under the Amended and Restated 2005 Deferred Compensation Plan of the Company. *

12	Computation of Ratio of Earnings to Fixed Charges.*

31.1	Certification of Co-Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Co-Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Co-Principal Executive Officer of Pilgrim's Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Co-Principal Executive Officer of Pilgrim's Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.3	Certification of Chief Financial Officer of Pilgrim's Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith

INDEX
PILGRIM’S PRIDE CORPORATION
June 28, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PILGRIM’S PRIDE CORPORATION

/s/ Richard A. Cogdill
Date:	July 29, 2008	Richard A. Cogdill
Chief Financial and Accounting Officer

INDEX
PILGRIM’S PRIDE CORPORATION
June 28, 2008

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

10.2
Second Amendment to the Fourth Amended and Restated Secured Credit Agreement, dated as of April 30, 2008, by and among the Company, To-Ricos, Ltd., To-Ricos Distribution, Ltd., Bank of Montreal, as administrative agent, and the other lenders signatory thereto (incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 5, 2008).

10.3
Amendment No. 7 to Receivables Purchase Agreement, dated as of May 1, 2008, by and among the Company, Pilgrim’s Pride Funding Corporation, Fairway Finance Company, LLC, and BMO Capital Markets Corp. (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 5, 2008).

10.4	Change to Company Contribution Amount Under the Amended and Restated 2005 Deferred Compensation Plan of the Company. *

12	Computation of Ratio of Earnings to Fixed Charges.*

31.1	Certification of Co-Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Co-Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Co-Principal Executive Officer of Pilgrim's Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Co-Principal Executive Officer of Pilgrim's Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.3	Certification of Chief Financial Officer of Pilgrim's Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith

INDEX