Form 10-K
PILGRIMS PRIDE CORP
filed 2008-12-11
CIK 802481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
____________________

FORM 10-K
____________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 27, 2008
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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, Par Value $0.01

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐      No  ☒

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

Large Accelerated Filer  ☒ Accelerated Filer  ☐
Non-accelerated Filer  ☐  (Do not check if a smaller reporting company) Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐      No  ☒

The aggregate market value of the Registrant’s Common Stock, $0.01 par value, held by non-affiliates of the Registrant as of March 29, 2008, was $829,596,309. For purposes of the foregoing calculation only, all directors, executive officers and 5% beneficial owners have been deemed affiliates.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes  ☒      No  ☐

Number of shares of the Registrant’s Common Stock outstanding as of December 11, 2008, was 74,055,733.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement for the 2009 annual meeting of stockholders are incorporated by reference into Part III.

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

PILGRIM’S PRIDE CORPORATION
FORM 10-K

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

PART I

Item 1.	Business

Pilgrim’s Pride Corporation (“Pilgrim’s Pride” or the “Company”) operates on the basis of a 52/53-week fiscal year that ends on the Saturday closest to September 30. The reader should assume any reference we make to a particular year (for example, 2008) in this report applies to our fiscal year and not the calendar year.

Chapter 11 Bankruptcy Filings

On December 1, 2008 (the "Petition Date"), the Company and certain of its subsidiaries (collectively, the “Debtor Subsidiaries,” and together with the Company, the "Debtors") filed voluntary petitions for reorganization under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division (the "Bankruptcy Court"). The cases are being jointly administered under Case No. 08-45664. The Company’s operations in Mexico and certain operations in the United States were not included in the filing (the “Non-filing Subsidiaries”) and will continue to operate outside of the Chapter 11 process.

Effective December 1, 2008, the New York Stock Exchange delisted our common stock as a result of the Company's filing of its Chapter 11 petitions. Our common stock is now quoted on the Pink Sheets Electronic Quotation Service under the ticker symbol "PGPDQ.PK."

The filing of the Chapter 11 petitions constituted an event of default under certain of our debt obligations, and those debt obligations became automatically and immediately due and payable, subject to an automatic stay of any action to collect, assert, or recover a claim against the Company and the application of applicable bankruptcy law. As a result, the accompanying Consolidated Balance Sheet as of September 27, 2008 includes a reclassification of $1,872.1 million to reflect as current certain long-term debt under its credit facilities that, absent the stay, would have become automatically and immediately due and payable.

Chapter 11 Process

The Debtors are currently operating as "debtors in possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. In general, as debtors in possession, we are authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.

On December 2, 2008, the Bankruptcy Court granted interim approval authorizing the Company and the Debtor Subsidiaries organized in the United States (the "US Subsidiaries") to enter into a Post-Petition Credit Agreement (the "DIP Credit Agreement") among the Company, as borrower, the US Subsidiaries, as guarantors, Bank of Montreal, as agent, and the lenders party thereto. On December 2, 2008, the Company, the US Subsidiaries and the other parties entered into the DIP Credit Agreement, subject to final approval of the Bankruptcy Court.

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

The DIP Credit Agreement provides for an aggregate commitment of up to $450 million, which permits borrowings on a revolving basis. The Company received interim approval to access $365 million of the commitment pending issuance of the final order by the Bankruptcy Court. Outstanding borrowings under the DIP Credit Agreement will bear interest at a per annum rate equal to 8.0% plus the greatest of (i) the prime rate as established by the DIP agent from time to time, (ii) the average federal funds rate plus 0.5%, or (iii) the LIBOR rate plus 1.0%, payable monthly. The loans under the DIP Credit Agreement were used to repurchase all receivables sold under the Company's Amended and Restated Receivables Purchase Agreement dated September 26, 2008, as amended (“RPA”) and may be used to fund the working capital requirements of the Company and its subsidiaries according to a budget as approved by the required lenders under the DIP Credit Agreement. For additional information on the RPA, see Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."
Actual borrowings by the Company under the DIP Credit Agreement are subject to a borrowing base, which is a formula based on certain eligible inventory and eligible receivables. The borrowing base formula is reduced by pre-petition obligations under the Fourth Amended and Restated Secured Credit Agreement dated as of February 8, 2007, among the Company and certain of its subsidiaries, Bank of Montreal, as administrative agent, and the lenders parties thereto, as amended, administrative and professional expenses, and the amount owed by the Company and the Debtor Subsidiaries to any person on account of the purchase price of agricultural products or services (including poultry and livestock) if that person is entitled to any grower's or producer's lien or other security arrangement. The borrowing base is also limited to 2.22 times the formula amount of total eligible receivables. As of December 6, 2008, the applicable borrowing base was $324.8 million and the amount available for borrowings under the DIP Credit Agreement was $210.9 million.

The principal amount of outstanding loans under the DIP Credit Agreement, together with accrued and unpaid interest thereon, are payable in full at maturity on December 1, 2009, subject to extension for an additional six months with the approval of all lenders thereunder. All obligations under the DIP Credit Agreement are unconditionally guaranteed by the US Subsidiaries and are secured by a first priority priming lien on substantially all of the assets of the Company and the US Subsidiaries, subject to specified permitted liens in the DIP Credit Agreement.

The DIP Credit Agreement allows the Company to provide advances to the Non-filing Subsidiaries of up to approximately $25 million at any time outstanding. Management believes that all of the Non-filing Subsidiaries, including the Company’s Mexican subsidiaries, will be able to operate within this limitation.

For additional information on the DIP Credit Agreement, see Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

The Bankruptcy Court has approved payment of certain of the Debtors’ pre-petition obligations, including, among other things, employee wages, salaries and benefits, and the Bankruptcy Court has approved the Company's payment of vendors and other providers in the ordinary course for goods and services received from and after the Petition Date and other business-related payments necessary to maintain the operation of our businesses. The Debtors have retained, subject to Bankruptcy Court approval, legal and financial professionals to advise the Debtors on the bankruptcy proceedings and certain other "ordinary course" professionals. From time to time, the Debtors may seek Bankruptcy Court approval for the retention of additional professionals.

Shortly after the Petition Date, the Debtors began notifying all known current or potential creditors of the Chapter 11 filing. Subject to certain exceptions under the Bankruptcy Code, the Debtors’ Chapter 11 filing automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover on, collect or secure a claim arising prior to the Petition Date. Thus, for example, most creditor actions to obtain possession of property from the Debtors, or to create, perfect or enforce any lien against the property of the Debtors, or to collect on monies owed or otherwise exercise rights or remedies with respect to a pre-petition claim are enjoined unless and until the Bankruptcy Court lifts the automatic stay. Vendors are being paid for goods furnished and services provided after the Petition Date in the ordinary course of business.

As required by the Bankruptcy Code, the United States Trustee for the Northern District of Texas appointed an official committee of unsecured creditors (the "Creditors’ Committee"). The Creditors’ Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court with respect to the Debtors. There can be no assurance that the Creditors’ Committee will support the Debtors’ positions on matters to be presented to the Bankruptcy Court in the future or on any plan of reorganization, once proposed. Disagreements between the Debtors and the Creditors’ Committee could protract the Chapter 11 proceedings, negatively impact the Debtors’ ability to operate and delay the Debtors’ emergence from the Chapter 11 proceedings.

Under Section 365 and other relevant sections of the Bankruptcy Code, we may assume, assume and assign, or reject certain executory contracts and unexpired leases, including, without limitation, leases of real property and equipment, subject to the approval of the Bankruptcy Court and certain other conditions. Any description of an executory contract or unexpired lease in this report, including where applicable our express termination rights or a quantification of our obligations, must be read in conjunction with, and is qualified by, any overriding rejection rights we have under Section 365 of the Bankruptcy Code.

In order to successfully exit Chapter 11, the Debtors will need to propose, and obtain confirmation by the Bankruptcy Court of a plan of reorganization that satisfies the requirements of the Bankruptcy Code. A plan of reorganization would, among other things, resolve the Debtors’ pre-petition obligations, set forth the revised capital structure of the newly reorganized entity and provide for corporate governance subsequent to exit from bankruptcy.

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

The Debtors have the exclusive right for 120 days after the Petition Date to file a plan of reorganization and, if we do so, 60 additional days to obtain necessary acceptances of our plan. We will likely file one or more motions to request extensions of these time periods. If the Debtors’ exclusivity period lapsed, any party in interest would be able to file a plan of reorganization for any of the Debtors. In addition to being voted on by holders of impaired claims and equity interests, a plan of reorganization must satisfy certain requirements of the Bankruptcy Code and must be approved, or confirmed, by the Bankruptcy Court in order to become effective.

The timing of filing a plan of reorganization by us will depend on the timing and outcome of numerous other ongoing matters in the Chapter 11 proceedings. There can be no assurance at this time that a plan of reorganization will be confirmed by the Bankruptcy Court or that any such plan will be implemented successfully.

We have incurred and will continue to incur significant costs associated with our reorganization. The amount of these costs, which are being expensed as incurred commencing in November 2008, are expected to significantly affect our results of operations.

Under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise, pre-petition liabilities and post-petition liabilities must be satisfied in full before stockholders are entitled to receive any distribution or retain any property under a plan of reorganization. The ultimate recovery to creditors and/or stockholders, if any, will not be determined until confirmation of a plan or plans of reorganization. No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 cases to each of these constituencies or what types or amounts of distributions, if any, they would receive. A plan of reorganization could result in holders of our liabilities and/or securities, including our common stock, receiving no distribution on account of their interests and cancellation of their holdings. Because of such possibilities, the value of our liabilities and securities, including our common stock, is highly speculative. Appropriate caution should be exercised with respect to existing and future investments in any of the liabilities and/or securities of the Debtors. At this time there is no assurance we will be able to restructure as a going concern or successfully propose or implement a plan of reorganization.

Going Concern Matters

The accompanying Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern. However, there is substantial doubt about the Company’s ability to continue as a going concern based on the factors previously discussed. The Consolidated Financial Statements do not include any adjustments related to the recoverability and classification of recorded assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the ability of the Company to return to historic levels of profitability and, in the near term, restructure its obligations in a manner that allows it to obtain confirmation of a plan of reorganization by the Bankruptcy Court.

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

Management is addressing the Company’s ability to return to profitability by conducting profitability reviews at certain facilities in an effort to reduce inefficiencies and manufacturing costs. The Company reduced production capacity in the near term by closing two production complexes and consolidating operations at a third production complex into its other facilities. This action resulted in a headcount reduction of approximately 2,300 production employees. Subsequent to September 27, 2008, the Company also reduced headcount by 335 non-production employees.

On November 7, 2008, the Board of Directors appointed a Chief Restructuring Officer (“CRO”) for the Company. The appointment of a CRO was a requirement included in the waivers received from the Company’s lenders on October 27, 2008. The CRO will assist the Company with cost reduction initiatives, restructuring plans development and long-term liquidity improvement. The CRO reports to the Board of Directors of the Company.

In order to emerge from bankruptcy, the Company will need to obtain alternative financing to replace the DIP Credit Agreement and to satisfy the secured claims of its pre-bankruptcy creditors.

General Development of Business

Overview

The Company, which was incorporated in Texas in 1968 and re-incorporated in Delaware in 1986, is the successor to a partnership founded in 1946 that operated a retail feed store. Over the years, the Company grew as the result of expanding markets, increased market penetration and various acquisitions of farming operations and poultry processors. This included the significant acquisitions in 2004 and 2007 discussed below. Pilgrim’s Pride is one of the largest chicken companies in the United States (“US”), Mexico and Puerto Rico. The Company’s prepared chicken products meet the needs of some of the largest customers in the food service industry across the US. Under the well-established Pilgrim's Pride brand name, our fresh chicken retail line is sold in the southeastern, central, southwestern and western regions of the US, throughout Puerto Rico, and in the northern and central regions of Mexico. Additionally, the Company exports commodity chicken products to 80 countries. As a vertically integrated company, we control every phase of the production of our products. We operate feed mills, hatcheries, processing plants and distribution centers in 14 US states, Puerto Rico and Mexico. We believe this vertical integration has made us one of the highest-quality producers of chicken in North America.

We have consistently applied a long-term business strategy of focusing our growth efforts on the historically higher-value prepared chicken products and have become a recognized industry leader in this market. Accordingly, we focused our sales efforts on the foodservice industry, principally chain restaurants and food processors. More recently, we also focused our sales efforts on retailers seeking value-added products. In 2008, we sold 8.4 billion pounds of dressed chicken and generated net sales of $8.5 billion. In 2008, our US operations, including Puerto Rico, accounted for 93.2% of our net sales. Our Mexico operations generated the remaining 6.8% of our net sales.

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

Recent Business Acquisition Activities

In December 2006, we acquired a majority of the outstanding common stock of Gold Kist Inc. (“Gold Kist”) through a tender offer. We subsequently acquired all remaining Gold Kist shares and, in January 2007, Gold Kist became our wholly owned subsidiary. Gold Kist operated a fully-integrated chicken production business that included live production, processing, marketing and distribution. This acquisition positioned us as the largest chicken company in the US, and that position provided us with opportunities to expand our geographic reach and customer base and further pursue value-added and prepared chicken opportunities.

In November 2003, we completed the purchase of all the outstanding stock of the corporations represented as the ConAgra Foods, Inc. chicken division (“ConAgra Chicken”). The acquisition provided us with additional lines of specialty prepared chicken products, well-known brands, well-established distributor relationships, and processing facilities located in the southeastern region of the US. The acquisition also included the largest distributor of chicken products in Puerto Rico.

Financial Information about Segments

We operate in two reportable business segments as (i) a producer and seller of chicken products and (ii) a seller of other products. See a discussion of our business segments in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Narrative Description of Business

Products and Markets

Our chicken products consist primarily of:

(1)
Fresh chicken products, which are refrigerated (non-frozen) whole or cut-up chickens sold to the foodservice industry either pre-marinated or non-marinated. Fresh chicken also includes prepackaged case-ready chicken, which includes various combinations of freshly refrigerated, whole chickens and chicken parts in trays, bags or other consumer packs labeled and priced ready for the retail grocer's fresh meat counter.

(2)
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

(3)	Export and other chicken products, which are primarily parts and whole chicken, either refrigerated or frozen for US export or domestic use, and prepared chicken products for US export.

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

Our chicken products are sold primarily to:

(1)
Retail customers, which are customers such as grocery store chains, wholesale clubs and other retail distributors. We sell to our retail customers branded, pre-packaged, cut-up and whole poultry, and fresh refrigerated or frozen whole chicken and chicken parts in trays, bags or other consumer packs.

(2)
Foodservice customers, which are customers such as chain restaurants, food processors, foodservice distributors and certain other institutions. We sell products to our foodservice customers ranging from portion-controlled refrigerated chicken parts to fully-cooked and frozen, breaded or non-breaded chicken parts or formed products.

(3)
Export and other product customers, who purchase chicken products for export to Eastern Europe, including Russia; the Far East, including China; Mexico; and other world markets. Our export and other chicken products, with the exception of our exported prepared chicken products, consist of whole chickens and chicken parts sold primarily in bulk, non-branded form, either refrigerated to distributors in the US or frozen for distribution to export markets.

Our other products consist of:

(1)	Other types of meat along with various other staples purchased and sold by our distribution centers as a convenience to our chicken customers who purchase through the distribution centers.

(2)	The production and sale of table eggs, commercial feeds and related items, live hogs and proteins.

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

The following table sets forth, for the periods beginning with 2004, net sales attributable to each of our primary product lines and markets served with those products. We based the table on our internal sales reports and their classification of product types and customers.

	2008	2007(a)	2006	2005	2004(a)
	(52 weeks)	(52 weeks)	(52 weeks)	(52 weeks)	(53 weeks)
US chicken:	(In thousands)
Prepared chicken:
Foodservice	$2,033,489	$1,897,643	$1,567,297	$1,622,901	$1,647,904
Retail	518,576	511,470	308,486	283,392	213,775

Total prepared chicken	2,552,065	2,409,113	1,875,783	1,906,293	1,861,679

Fresh chicken:
Foodservice	2,550,339	2,280,057	1,388,451	1,509,189	1,328,883
Retail	1,041,446	975,659	496,560	612,081	653,798

Total fresh chicken	3,591,785	3,255,716	1,885,011	2,121,270	1,982,681

Export and other:
Export:
Prepared chicken	94,795	83,317	64,338	59,473	34,735
Fresh chicken	818,239	559,429	257,823	303,150	212,611

Total export(c)	913,034	642,746	322,161	362,623	247,346
Other chicken by-products	20,163	20,779	15,448	21,083	(b)

Total export and other	933,197	663,525	337,609	383,706	247,346

Total US chicken	7,077,047	6,328,354	4,098,403	4,411,269	4,091,706

Mexico chicken	543,583	488,466	418,745	403,353	362,442

Total chicken	7,620,630	6,816,820	4,517,148	4,814,622	4,454,148

Other products:
US	869,850	661,115	618,575	626,056	600,091
Mexico	34,632	20,677	17,006	20,759	23,232

Total other products	904,482	681,792	635,581	646,815	623,323

Total net sales	$8,525,112	$7,498,612	$5,152,729	$5,461,437	$5,077,471

Total prepared chicken	$2,646,860	$2,492,430	$1,940,121	$1,965,766	$1,896,414

(a)	The Gold Kist acquisition on December 27, 2006 and the ConAgra Chicken acquisition on November 23, 2003 have been accounted for as purchases.

(b)
The Export and other category historically included the sales of certain chicken by-products sold in international markets as well as the export of chicken products. Prior to 2005, by-product sales were not specifically identifiable within the Export and other category. Accordingly, a detail breakout is not available prior to such time; however, the Company believes that the relative split between these categories as shown in 2005 would not be dissimilar in 2004.

(c)	Export items include certain chicken parts that have greater value in the overseas markets than in the US.

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

The following table sets forth, beginning with 2004, the percentage of net US chicken sales attributable to each of our primary product lines and the markets serviced with those products. We based the table and related discussion on our internal sales reports and their classification of product types and customers.

	2008	2007(a)	2006	2005	2004(a)
Prepared chicken:
Foodservice	28.8%	30.1%	38.2%	36.8%	40.3%
Retail	7.3%	8.1%	7.5%	6.4%	5.2%

Total prepared chicken	36.1%	38.2%	45.7%	43.2%	45.5%

Fresh chicken:
Foodservice	36.0%	36.0%	33.9%	34.2%	32.5%
Retail	14.7%	15.4%	12.1%	13.9%	16.0%

Total fresh chicken	50.7%	51.4%	46.0%	48.1%	48.5%

Export and other:
Export:
Prepared chicken	1.3%	1.3%	1.6%	1.3%	0.8%
Fresh chicken	11.6%	8.8%	6.3%	6.9%	5.2%

Total export(c)	12.9%	10.1%	7.9%	8.2%	6.0%
Other chicken by-products	0.3%	0.3%	0.4%	0.5%	(b)

Total export and other	13.2%	10.4%	8.3%	8.7%	6.0%

Total US chicken	100.0%	100.0%	100.0%	100.0%	100.0%

Total prepared chicken as a percent of US chicken	37.4%	39.5%	47.3%	44.5%	46.3%

(a)	The Gold Kist acquisition on December 27, 2006 and the ConAgra Chicken acquisition on November 23, 2003 have been accounted for as purchases.

(b)
The Export and other category historically included the sales of certain chicken by-products sold in international markets as well as the export of chicken products. Prior to 2005, by-product sales were not specifically identifiable within the Export and other category. Accordingly, a detail breakout is not available prior to such time; however, the Company believes that the relative split between these categories as shown in 2005 would not be dissimilar in 2004.

(c)	Export items include certain chicken parts that have greater value in the overseas markets than in the US.

UNITED STATES

Product Types

Fresh Chicken Overview.  Our fresh chicken business is an important component of our sales and accounted for $3,591.8 million, or 50.7%, of our total US chicken sales for 2008. In addition to maintaining sales of mature, traditional fresh chicken products, our strategy has been to shift the mix of our US fresh chicken products by continuing to increase sales of faster-growing products, such as marinated whole chicken and chicken parts, and to continually shift portions of this product mix into the higher-value prepared chicken category.

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

Most fresh chicken products are sold to established customers, based upon certain weekly or monthly market prices reported by the US Department of Agriculture (“USDA”) and other public price reporting services, plus a markup, which is dependent upon the customer’s location, volume, product specifications and other factors. We believe our practices with respect to sales of fresh chicken are generally consistent with those of our competitors. The majority of these products are sold pursuant to agreements with varying terms that either set a fixed price for the products or set a price according to formulas based on an underlying commodity market, subject in many cases to minimum and maximum prices.

Prepared Chicken Overview.  During 2008, $2,522.1 million of our US chicken sales were in prepared chicken products to foodservice customers and retail distributors, as compared to $1,861.7 million in 2004. These numbers reflect the impact of our historical strategic focus for growth in the prepared chicken markets and our acquisition of Gold Kist. The market for prepared chicken products has experienced, and we believe will continue to experience, greater growth and higher average sales prices than fresh chicken products. Also, the production and sale in the US of prepared chicken products reduce the impact of the costs of feed ingredients on our profitability. Feed ingredient costs are the single largest component of our total US cost of sales, representing approximately 38.1% of our total US cost of sales for 2008. The production of feed ingredients is positively or negatively affected primarily by the global level of supply inventories, demand for feed ingredients, the agricultural policies of the US and foreign governments and weather patterns throughout the world. As further processing is performed, feed ingredient costs become a decreasing percentage of a product’s total production cost, thereby reducing their impact on our profitability. Products sold in this form enable us to charge a premium, reduce the impact of feed ingredient costs on our profitability and improve and stabilize our profit margins.

We establish prices for our prepared chicken products based primarily upon perceived value to the customer, production costs and prices of competing products. The majority of these products are sold pursuant to agreements with varying terms that either set a fixed price for the products or set a price according to formulas based on an underlying commodity market, subject in many cases to minimum and maximum prices. Many times, these prices are dependent upon the customer's location, volume, product specifications and other factors.

Export and Other Chicken Products Overview.  Our export and other products consist of whole chickens and chicken parts sold primarily in bulk, non-branded form, either refrigerated to distributors in the US or frozen for distribution to export markets, and branded and non-branded prepared chicken products for distribution to export markets. In 2008, approximately $933.2 million, or 13.2%, of our total US chicken sales were attributable to US chicken export and other products. These exports and other products, other than the prepared chicken products, have historically been characterized by lower prices and greater price volatility than our more value-added product lines.

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

Markets for Chicken Products

Foodservice.  The foodservice market principally consists of chain restaurants, food processors, broad-line distributors and certain other institutions located throughout the continental US. We supply chicken products ranging from portion-controlled refrigerated chicken parts to fully-cooked and frozen, breaded or non-breaded chicken parts or formed products.

We believe the Company is positioned to be the primary or secondary supplier to national and international chain restaurants who require multiple suppliers of chicken products. Additionally, we believe we are well suited to be the sole supplier for many regional chain restaurants. Regional chain restaurants often offer better margin opportunities and a growing base of business.

We believe we have operational strengths in terms of full-line product capabilities, high-volume production capacities, research and development expertise and extensive distribution and marketing experience relative to smaller and non-vertically integrated producers. While the overall chicken market has grown consistently, we believe the majority of this growth in recent years has been in the foodservice market. According to the National Chicken Council, from 2003 through 2007, sales of chicken products to the foodservice market grew at a compounded annual growth rate of approximately 7.5%, versus 6.6% growth for the chicken industry overall. Foodservice growth, outside of any temporary effects resulting from the current recessionary impacts being experienced in the US, is anticipated to continue as food-away-from-home expenditures continue to outpace overall industry rates. According to Technomic Information Services, food-away-from-home expenditures grew at a compounded annual growth rate of approximately 4.9% from 2003 through 2007 and are projected to grow at a 4.8% compounded annual growth rate from 2008 through 2012. Due to internal growth and the impact of both the Gold Kist and ConAgra Chicken acquisitions, our sales to the foodservice market from 2004 through 2008 grew at a compounded annual growth rate of 11.4% and represented 64.8% of the net sales of our US chicken operations in 2008.

Foodservice—Prepared Chicken.  Our prepared chicken sales to the foodservice market were $2,033.5 million in 2008 compared to $1,647.9 million in 2004, a compounded annual growth rate of approximately 5.4%. In addition to the significant increase in sales created by the acquisition of Gold Kist, we attribute this growth in sales of prepared chicken to the foodservice market to a number of factors:

•	There has been significant growth in the number of foodservice operators offering chicken on their menus and in the number of chicken items offered.

•
Foodservice operators are increasingly purchasing prepared chicken products, which allow them to reduce labor costs while providing greater product consistency, quality and variety across all restaurant locations.

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

•
There is a strong need among larger foodservice companies for a limited-source supplier base in the prepared chicken market. A viable supplier must be able to ensure supply, demonstrate innovation and new product development and provide competitive pricing. We have been successful in our objective of becoming a supplier of choice by being the primary or secondary prepared chicken supplier to many large foodservice companies because:

·	We are vertically integrated, giving us control over our supply of chicken and chicken parts;

·
Our further processing facilities, with a wide range of capabilities, are particularly well suited to the high-volume production as well as low-volume custom production runs necessary to meet both the capacity and quality requirements of the foodservice market; and

·	We have established a reputation for dependable quality, highly responsive service and excellent technical support.

•	As a result of the experience and reputation developed with larger customers, we have increasingly become the principal supplier to mid-sized foodservice organizations.

•
Our in-house product development group follows a customer-driven research and development focus designed to develop new products to meet customers’ changing needs. Our research and development personnel often work directly with institutional customers in developing products for these customers.

•	We are a leader in utilizing advanced processing technology, which enables us to better meet our customers’ needs for product innovation, consistent quality and cost efficiency.

Foodservice—Fresh Chicken.  We produce and market fresh, refrigerated chicken for sale to US quick-service restaurant chains, delicatessens and other customers. These chickens have the giblets removed, are usually of specific weight ranges and are usually pre-cut to customer specifications. They are often marinated to enhance value and product differentiation. By growing and processing to customers’ specifications, we are able to assist quick-service restaurant chains in controlling costs and maintaining quality and size consistency of chicken pieces sold to the consumer. Our fresh chicken products sales to the foodservice market were $2,550.3 million in 2008 compared to $1,328.9 million in 2004, a compounded annual growth rate of approximately 17.7%.

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

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

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

Due to internal growth and the impact of both the Gold Kist and ConAgra Chicken acquisitions, our sales to the retail market from 2004 through 2008 grew at a compounded annual growth rate of 15.8% and represented 22.0% of the net sales of our US chicken operations in 2008.

Retail—Prepared Chicken.  We sell retail-oriented prepared chicken products primarily to grocery store chains located throughout the US. Our prepared chicken products sales to the retail market were $518.6 million in 2008 compared to $213.8 million in 2004, a compounded annual growth rate of approximately 24.8%. We believe that our growth in this market segment will continue as retailers concentrate on satisfying consumer demand for more products that are quick, easy and convenient to prepare at home.

Retail—Fresh Chicken.  Our prepackaged retail products include various combinations of freshly refrigerated, whole chickens and chicken parts in trays, bags or other consumer packs labeled and priced ready for the retail grocer’s fresh meat counter. Our retail fresh chicken products are sold in the midwestern, southwestern, southeastern and western regions of the US. Our fresh chicken sales to the retail market were $1,041.4 million in 2008 compared to $653.8 million in 2004, a compounded annual growth rate of approximately 12.3% resulting primarily from our acquisition of Gold Kist in 2007. We believe the retail prepackaged fresh chicken business will continue to be a large and relatively stable market, providing opportunities for product differentiation and regional brand loyalty.

Export and Other Chicken Products.  Our export and other chicken products, with the exception of our exported prepared chicken products, consist of whole chickens and chicken parts sold primarily in bulk, non-branded form either refrigerated to distributors in the US or frozen for distribution to export markets. In the US, prices of these products are negotiated daily or weekly and are generally related to market prices quoted by the USDA or other public price reporting services. We sell US-produced chicken products for export to Eastern Europe, including Russia; the Far East, including China; Mexico; and other world markets.

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

Historically, we have targeted international markets to generate additional demand for our dark chicken meat, which is a natural by-product of our US operations given our concentration on prepared chicken products and the US customers’ general preference for white chicken meat. We have also begun selling prepared chicken products for export to the international divisions of our US chain restaurant customers. We believe that US chicken exports will continue to grow as worldwide demand increases for high-grade, low-cost meat protein sources. Also included in this category are chicken by-products, which are converted into protein products and sold primarily to manufacturers of pet foods.

Markets for Other Products

We have regional distribution centers located in Arizona, Texas and Utah that are primarily focused on distributing our own chicken products; however, the distribution centers also distribute certain poultry and non-poultry products purchased from third parties to independent grocers and quick-service restaurants. Our non-chicken distribution business is conducted as an accommodation to our customers and to achieve greater economies of scale in distribution logistics. Chicken sales from our regional distribution centers are included in the chicken sales amounts contained in the above tables; however, all non-chicken sales amounts are contained in the Other Products sales in the above tables.

We market fresh eggs under the Pilgrim’s Pride® brand name, as well as under private labels, in various sizes of cartons and flats to US retail grocery and institutional foodservice customers located primarily in Texas. We have a housing capacity for approximately 2.1 million commercial egg laying hens which can produce approximately 42 million dozen eggs annually. US egg prices are determined weekly based upon reported market prices. The US egg industry has been consolidating over the last few years, with the 25 largest producers accounting for more than 65% of the total number of egg laying hens in service during 2008. We compete with other US egg producers primarily on the basis of product quality, reliability, price and customer service.

We market a high-nutrient egg called EggsPlus™. This egg contains high levels of Omega-3 and Omega-6 fatty acids along with Vitamin E, making the egg a heart-friendly product. Our marketing of EggsPlus™ has received national recognition for our progress in being an innovator in the “functional foods” category.

We produce and sell livestock feeds at our feed mill in Mt. Pleasant, Texas and at our farm supply store in Pittsburg, Texas to dairy farmers and livestock producers in northeastern Texas. We engage in similar sales activities at our other US feed mills.

We also have a small pork operation that we acquired through the Gold Kist acquisition that raises and sells live hogs to processors.

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

MEXICO

Background

The Mexico market represented approximately 6.8% of our net sales in 2008. We are the second-largest producer and seller of chicken in Mexico. We believe that we are one of the lower-cost producers of chicken in Mexico.

Product Types

While the market for chicken products in Mexico is less developed than in the US, with sales attributed to fewer, more basic products, we have been successful in differentiating our products through high-quality client service and product improvements such as dry-air chilled, eviscerated products. The supermarket chains consider us the leader in innovation for fresh products. The market for value-added products is increasing. Our strategy is to capitalize on this trend through our vast US experience in both products and quality and our well-known service.

Markets

We sell our chicken products primarily to wholesalers, large restaurant chains, fast food accounts, supermarket chains and direct retail distribution in selected markets. We have national presence and are currently present in all but 2 of the 32 Mexican States, which in total represent 99.7% of the Mexican population.

Foreign Operations Risks

Our foreign operations pose special risks to our business and operations. A discussion of foreign operations risks is included in Item 1A. “Risk Factors.”

GENERAL

Competitive Conditions

The chicken industry is highly competitive and our largest US competitor has greater financial and marketing resources than we do. In addition, our liquidity constraints have had a negative effect on our competitive position, relative to our competitors that are less highly leveraged. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” In the US, Mexico and Puerto Rico, we compete principally with other vertically integrated poultry companies. We are one of the largest producers of chicken in the US, Mexico and Puerto Rico, and the second largest producer in Mexico. The second largest producer in the US is Tyson Foods, Inc. The largest producer in Mexico is Industrias Bachoco S.A.B. de C.V.

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

In general, the competitive factors in the US chicken industry include price, product quality, product development, brand identification, breadth of product line and customer service. Competitive factors vary by major market. In the US retail market, we believe that product quality, brand awareness, customer service and price are the primary bases of competition. In the foodservice market, competition is based on consistent quality, product development, service and price. There is some competition with non-vertically integrated further processors in the US prepared chicken business. We believe vertical integration generally provides significant, long-term cost and quality advantages over non-vertically integrated further processors.

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

Key Customers

Our two largest customers accounted for approximately 16% of our net sales in 2008, and our largest customer, Wal-Mart Stores Inc., accounted for 11% of our net sales.

Regulation and Environmental Matters

The chicken industry is subject to government regulation, particularly in the health and environmental areas, including provisions relating to the discharge of materials into the environment, by the Centers for Disease Control, the USDA, the Food and Drug Administration (“FDA”) and the Environmental Protection Agency (“EPA”) in the US and by similar governmental agencies in Mexico. Our chicken processing facilities in the US are subject to on-site examination, inspection and regulation by the USDA. The FDA inspects the production of our feed mills in the US. Our Mexican food processing facilities and feed mills are subject to on-site examination, inspection and regulation by a Mexican governmental agency that performs functions similar to those performed by the USDA and FDA. We believe that we are in substantial compliance with all applicable laws and regulations relating to the operations of our facilities.

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

We anticipate increased regulation by the USDA concerning food safety, by the FDA concerning the use of medications in feed and by the EPA and various other state agencies concerning discharges to the environment. Although we do not anticipate any regulations having a material adverse effect upon us, a material adverse effect may occur.

Employees and Labor Relations

As of September 27, 2008, we employed approximately 44,750 persons in the US and approximately 5,000 persons in Mexico. There are 13,771 employees at various facilities in the US who are members of collective bargaining units. In Mexico, 2,832 employees are covered by collective bargaining agreements. We have not experienced any work stoppage at any location in over five years. We believe our relations with our employees are satisfactory. At any given time, we will be in some stage of contract negotiation with various collective bargaining units.

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

In addition, the Company makes available, through its Internet website, the Company’s Business Code of Conduct and Ethics, Corporate Governance Guidelines and the written charter of the Audit Committee, each of which is available in print to any stockholder who requests it by contacting the Secretary of the Company at 4845 US Highway 271 North, Pittsburg, Texas 75686-0093.

As required by the rules of the New York Stock Exchange (“NYSE”), the Company submitted its unqualified Section 303A.12(a) Co-Principal Executive Officers Certification for the preceding year to the NYSE.

We included the certifications of the Co-Principal Executive Officers and the Chief Financial Officer of the Company required by Section 302 of the Sarbanes-Oxley Act of 2002 and related rules, relating to the quality of the Company's public disclosure, in this report on Form 10-K as Exhibits 31.1, 31.2 and 31.3.

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

Executive Officers

Set forth below is certain information relating to our current executive officers:

Name	Age	Positions
Lonnie "Bo" Pilgrim	80	Senior Chairman of the Board
Lonnie Ken Pilgrim	50	Chairman of the Board
J. Clinton Rivers	49	President, Chief Executive Officer, and Director
Richard A. Cogdill	48	Chief Financial Officer, Secretary, Treasurer and Director
Robert A. Wright	54	Chief Operating Officer
William K. Snyder	49	Chief Restructuring Officer

Lonnie "Bo" Pilgrim has served as Senior Chairman of the Board since July 2007.  He served as Chairman of the Board since the organization of Pilgrim's Pride in July 1968 until July 2007. He also served as Chief Executive Officer from July 1968 to June 1998. Prior to the incorporation of Pilgrim's Pride, Mr. Pilgrim was a partner in its predecessor partnership business founded in 1946.

Lonnie Ken Pilgrim has served as Chairman of the Board since July 2007. Mr. Pilgrim served as Chairman of the Board and Interim President from January 2008 to March 2008. He served as Executive Vice President, Assistant to Chairman from November 2004 until July 2007, and he served as Senior Vice President, Transportation from August 1997 to November 2004. Prior to that, he served as Vice President. He has been a member of the Board of Directors since March 1985, and he has been employed by Pilgrim’s Pride since 1977. He is a son of Lonnie “Bo” Pilgrim.

J. Clinton Rivers has served as President, Chief Executive Officer and Director since March 2008. Mr. Rivers served as Chief Operating Officer from October 2004 to March 2008. He served as Executive Vice President of Prepared Food Operations from November 2002 to October 2004. Mr. Rivers was the Senior Vice President of Prepared Foods Operations from 1999 to November 2002, and was the Vice President of Prepared Foods Operations from 1992 to 1999. From 1989 to 1992, he served as Plant Manager of the Mount Pleasant, Texas Production Facility. Mr. Rivers joined Pilgrim’s Pride in 1986 as the Quality Assurance Manager, and also held positions at Perdue Farms and Golden West Foods.

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

Robert A. Wright has served as Chief Operating Officer since April 2008. Mr. Wright served as Executive Vice President of Sales and Marketing from June 2004 to April 2008. He served as Executive Vice President, Turkey Division from October 2003 to June 2004. Prior to October 2003, Mr. Wright served as President of Butterball Turkey Company for five years.

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

William K. Snyder has served as Chief Restructuring Officer since November 2008. Mr. Snyder has served as a Managing Partner of CRG Partners Group, LLC ("CRG"), a provider of corporate turnaround and restructuring services, since 2001. Mr. Snyder will continue to be employed by CRG and will perform service as Chief Restructuring Officer of the Company through CRG. In connection with his position as Managing Partner of CRG, Mr. Snyder served as court-appointed examiner of Mirant Corporation, Corporate Responsible Partner of Furrs Restaurant Group Inc., Chief Financial Officer of Reliant Building Products Inc., and as a senior executive officer of a number of private companies. Previously, Mr. Snyder was president of his own financial consulting company, The Snyder Company.

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

Risk Factors

The following risk factors should be read carefully in connection with evaluating our business and the forward-looking information contained in this Annual Report on Form 10-K. Any of the following risks could materially adversely affect our business, operations, industry or financial position or our future financial performance. While we believe we have identified and discussed below the most significant risk factors affecting our business, there may be additional risks and uncertainties that are not presently known or that are not currently believed to be significant that may adversely affect our business, operations, industry, financial position and financial performance in the future.

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

Chapter 11 Filing.  We filed for protection under Chapter 11 of the Bankruptcy Code on December 1, 2008.

During our Chapter 11 proceedings, our operations, including our ability to execute our business plan, are subject to the risks and uncertainties associated with bankruptcy. Risks and uncertainties associated with our Chapter 11 proceedings include the following:

•	Actions and decisions of our creditors and other third parties with interests in our Chapter 11 proceedings may be inconsistent with our plans;

•	Our ability to obtain court approval with respect to motions in the Chapter 11 proceedings prosecuted from time to time;

•	Our ability to develop, prosecute, confirm and consummate a plan of reorganization with respect to the Chapter 11 proceedings;

•	Our ability to obtain and maintain commercially reasonable terms with vendors and service providers;

•	Our ability to maintain contracts that are critical to our operations;

•	Our ability to retain management and other key individuals; and

•
Risks associated with third parties seeking and obtaining court approval to terminate or shorten the exclusivity period for us to propose and confirm a plan of reorganization, to appoint a Chapter 11 trustee or to convert the cases to Chapter 7 cases.

These risks and uncertainties could affect our business and operations in various ways. For example, negative events or publicity associated with our Chapter 11 proceedings could adversely affect our sales and relationships with our customers, as well as with vendors and employees, which in turn could adversely affect our operations and financial condition, particularly if the Chapter 11 proceedings are protracted. Also, transactions outside the ordinary course of business are subject to the prior approval of the Bankruptcy Court, which may limit our ability to respond timely to certain events or take advantage of certain opportunities.

Because of the risks and uncertainties associated with our Chapter 11 proceedings, the ultimate impact that events that occur during these proceedings will have on our business, financial condition and results of operations cannot be accurately predicted or quantified. We cannot provide any assurance as to what values, if any, will be ascribed in our bankruptcy proceedings to our various pre-petition liabilities, common stock and other securities. As a result of Chapter 11 proceedings, our currently outstanding common stock could have no value and may be canceled under any plan of reorganization we might propose and, therefore, we believe that the value of our various pre-petition liabilities and other securities is highly speculative. Accordingly, caution should be exercised with respect to existing and future investments in any of these liabilities or securities.

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

Our stock is no longer listed on a national securities exchange.  It will likely be more difficult for stockholders and investors to sell our common stock or to obtain accurate quotations of the share price of our common stock.

Effective December 1, 2008, the NYSE delisted our common stock from trading. Our stock is now traded over the counter and is quoted on the Pink Sheet Electronic Quotation Service (“Pink Sheets”). We can provide no assurance that we will be able to re-list our common stock on a national securities exchange or that the stock will continue being traded on the Pink Sheets. The trading of our common stock over the counter negatively impacts the trading price of our common stock and the levels of liquidity available to our stockholders. In addition, securities that trade on the Pink Sheets are not eligible for margin loans and make our common stock subject to the provisions of Rule 15g-9 of the Securities Exchange Act of 1934, commonly referred to as the "penny stock rule." In connection with the delisting of our stock, there may also be other negative implications, including the potential loss of confidence in our Company by suppliers, customers and employees and the loss of institutional investor interest in our common stock.

Substantial Leverage.  Our substantial indebtedness could adversely affect our financial condition.

We currently have a substantial amount of indebtedness, which could adversely affect our financial condition and could have important consequences to you and we are not in compliance with covenants in a substantial portion of our indebtedness. Our indebtedness:

•	Makes it more difficult for us to satisfy our obligations under our debt securities;

•	Increases our vulnerability to general adverse economic conditions;

•	Limits our ability to obtain necessary financing and to fund future working capital, capital expenditures and other general corporate requirements;

•
Requires us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and for other general corporate purposes;

•	Limits our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	Places us at a competitive disadvantage compared to our competitors that have less debt;

•	Limits our ability to pursue acquisitions and sell assets; and

•
Limits, along with the financial and other restrictive covenants in our indebtedness, our ability to borrow additional funds. Failing to comply with those covenants could result in an event of default or require redemption of indebtedness. Either of these events could have a material adverse effect on us.

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

Our ability to make payments on and to refinance our indebtedness will depend on our ability to generate cash in the future, which is dependent on various factors. These factors include the commodity prices of feed ingredients and chicken and general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

Liquidity.  Our liquidity position imposes significant risks to our operations.

Because of the public disclosure of our liquidity constraints, our ability to maintain normal credit terms with our suppliers has become impaired. We have been required to pay cash in advance to certain vendors and have experienced restrictions on the availability of trade credit, which has further reduced our liquidity. If liquidity problems persist, our suppliers could refuse to provide key products and services in the future. In addition, due to public perception of our financial condition and results of operations, in particular with regard to our potential failure to meet our debt obligations, some customers have become reluctant to enter into long-term agreements with us.

The DIP Credit Agreement provides for an aggregate commitment of up to $450 million, which permits borrowings on a revolving basis. The Company received interim approval to access $365 million of the commitment pending issuance of the final order by the Bankruptcy Court. As of December 6, 2008, the applicable borrowing base was approximately $324.8 million and the amount available for borrowings under the DIP Credit Agreement was $210.9 million. There can be no assurance that the amounts of cash from operations together with amounts available under our DIP Credit Agreement will be sufficient to fund operations. In the event that cash flows and available borrowings under the DIP Credit Agreement are not sufficient to meet our liquidity requirements, we may be required to seek additional financing. There can be no assurance that such additional financing would be available or, if available, offered on acceptable terms. Failure to secure any necessary additional financing would have a material adverse impact on our operations. For additional information on our liquidity, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Asset Impairments.  The Company may be required to record an impairment on its long-lived assets.

If the Company is unable to return to profitability, we may be required to record an impairment on tangible assets such as facilities and equipment as well as intangible assets such as intellectual property, which would have a negative impact on our financial results.

Cyclicality and Commodity Prices. Industry cyclicality can affect our earnings, especially due to fluctuations in commodity prices of feed ingredients and chicken.

Profitability in the chicken industry is materially affected by the commodity prices of feed ingredients and chicken, which are determined by supply and demand factors. As a result, the chicken industry is subject to cyclical earnings fluctuations.

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

The production of feed ingredients is positively or negatively affected primarily by the global level of supply inventories and demand for feed ingredients, the agricultural policies of the United States and foreign governments and weather patterns throughout the world. In particular, weather patterns often change agricultural conditions in an unpredictable manner. A significant change in weather patterns could affect supplies of feed ingredients, as well as both the industry's and our ability to obtain feed ingredients, grow chickens or deliver products.

The cost of corn and soybean meal, our primary feed ingredients, increased significantly from August 2006 to July 2008, before moderating by the date of this report, and there can be no assurance that the price of corn or soybean meal will not significantly rise again as a result of, among other things, increasing demand for these products around the world and alternative uses of these products, such as ethanol and biodiesel production.

High feed ingredient prices have had, and may continue to have, a material adverse effect on our operating results, which has resulted in, and may continue to result in, additional non-cash expenses due to impairment of the carrying amounts of certain of our assets. We periodically seek, to the extent available, to enter into advance purchase commitments or financial derivative contracts for the purchase of feed ingredients in an effort to manage our feed ingredient costs. The use of such instruments may not be successful.

Livestock and Poultry Disease, including Avian Influenza.  Outbreaks of livestock diseases in general and poultry diseases in particular, including avian influenza, can significantly affect our ability to conduct our operations and demand for our products.

We take precautions designed to ensure that our flocks are healthy and that our processing plants and other facilities operate in a sanitary and environmentally-sound manner. However, events beyond our control, such as the outbreaks of disease, either in our own flocks or elsewhere, could significantly affect demand for our products or our ability to conduct our operations. Furthermore, an outbreak of disease could result in governmental restrictions on the import and export of our fresh chicken or other products to or from our suppliers, facilities or customers, or require us to destroy one or more of our flocks. This could also result in the cancellation of orders by our customers and create adverse publicity that may have a material adverse effect on our ability to market our products successfully and on our business, reputation and prospects.

During the first half of 2006, there was substantial publicity regarding a highly pathogenic strain of avian influenza, known as H5N1, which has been affecting Asia since 2002 and which has also been found in Europe and Africa. It is widely believed that H5N1 is being spread by migratory birds, such as ducks and geese. There have also been some cases where H5N1 is believed to have passed from birds to humans as humans came into contact with live birds that were infected with the disease.

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

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

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

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

Our business operations entail a number of risks, including risks relating to product liability claims, product recalls, property damage and injuries to persons. We currently maintain insurance with respect to certain of these risks, including product liability insurance, property insurance, workers compensation insurance, business interruption insurance and general liability insurance, but in many cases such insurance is expensive, difficult to obtain and no assurance can be given that such insurance can be maintained in the future on acceptable terms, or in sufficient amounts to protect us against losses due to any such events, or at all. Moreover, even though our insurance coverage may be designed to protect us from losses attributable to certain events, it may not adequately protect us from liability and expenses we incur in connection with such events. For example, the losses attributable to our October 2002 recall of cooked deli products produced at one of our facilities significantly exceeded available insurance coverage. Additionally, in the past, two of our insurers encountered financial difficulties and were unable to fulfill their obligations under the insurance policies as anticipated and, separately, two of our other insurers contested coverage with respect to claims covered under policies purchased, forcing us to litigate the issue of coverage before we were able to collect under these policies.

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

Significant Competition.  Competition in the chicken industry with other vertically integrated poultry companies may make us unable to compete successfully in these industries, which could adversely affect our business.

The chicken industry is highly competitive. In both the US and Mexico, we primarily compete with other vertically integrated chicken companies.

In general, the competitive factors in the US chicken industry include:

•	Price;

•	Product quality;

•	Product development;

•	Brand identification;

•	Breadth of product line; and

•	Customer service.

Competitive factors vary by major market. In the foodservice market, competition is based on consistent quality, product development, service and price. In the US retail market, we believe that competition is based on product quality, brand awareness, customer service and price. Further, there is some competition with non-vertically integrated further processors in the prepared chicken business. In addition, our filing for protection under Chapter 11 of the Bankruptcy Code and the associated risks and uncertainties may be used by competitors in an attempt to divert our existing customers or may discourage future customers from purchasing our products under long-term arrangements.

In Mexico, where product differentiation has traditionally been limited, product quality and price have been the most critical competitive factors. The North American Free Trade Agreement eliminated tariffs for chicken and chicken products sold to Mexico on January 1, 2003. However, in July 2003, the US and Mexico entered into a safeguard agreement with regard to imports into Mexico of chicken leg quarters from the US. Under this agreement, a tariff rate for chicken leg quarters of 98.8% of the sales price was established. On January 1, 2008, the tariff was eliminated. In connection with the elimination of those tariffs in Mexico, increased competition from chicken imported into Mexico from the US may have a material adverse effect on the Mexican chicken industry in general, and on our Mexican operations in particular.

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

Loss of Key Customers.  The loss of one or more of our largest customers could adversely affect our business.

Our two largest customers accounted for approximately 16% of our net sales in 2008, and our largest customer, Wal-Mart Stores Inc., accounted for 11% of our net sales. Our filing for protection under Chapter 11 of the Bankruptcy Code and the associated risks and uncertainties may affect our customers' perception of our business and increase our risk of losing key customers. Our business could suffer significant setbacks in revenues and operating income if we lost one or more of our largest customers, or if our customers' plans and/or markets should change significantly.

Continued Integration of Gold Kist.  There can be no assurance that Gold Kist can be combined successfully with our business.

In evaluating the terms of our acquisition of Gold Kist, we analyzed the respective businesses of the Company and Gold Kist and made certain assumptions concerning their respective future operations. A principal assumption was that the acquisition will produce operating results better than those historically experienced or expected to be experienced in the future by us in the absence of the acquisition. There can be no assurance, however, that this assumption is correct or that any remaining separate businesses of the Company and Gold Kist will be successfully integrated in a timely manner.

Synergies of Gold Kist.  There can be no assurance that we will achieve anticipated synergies from our acquisition of Gold Kist.

We consummated the Gold Kist acquisition with the expectation that it will result in beneficial synergies, such as cost savings and enhanced growth. Success in realizing these benefits and the timing of this realization depend upon the successful integration of the operations of Gold Kist into the Company, and upon general and industry-specific economic factors. The integration of two independent companies has been and remains a complex, costly and time-consuming process. The difficulties of combining the operations of the companies include, among others:

•	Transitioning and preserving Gold Kist's customer, contractor, supplier and other important third-party relationships;

•	Integrating corporate and administrative infrastructures;

•	Coordinating sales and marketing functions;

•	Minimizing the diversion of management's attention from ongoing business concerns;

•	Coordinating geographically separate organizations; and

•	Retaining key employees.

Even if we are able to effectively integrate the remaining operations of Gold Kist into our existing operations, there can be no assurance that the anticipated synergies will be achieved.

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

Assumption of Unknown Liabilities in Acquisitions.  Assumption of unknown liabilities in acquisitions may harm our financial condition and operating results.

We do not currently intend to make any acquisition in the near future. However, if we do, acquisitions may be structured in such a manner that would result in the assumption of unknown liabilities not disclosed by the seller or uncovered during pre-acquisition due diligence. For example, our acquisition of Gold Kist was structured as a stock purchase. In that acquisition we assumed all of the liabilities of Gold Kist, including liabilities that may be unknown. These obligations and liabilities could harm our financial condition and operating results.

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

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

Disruptions in International Markets and Distribution Channels.  Disruptions in international markets and distribution channels could adversely affect our business.

Historically, we have targeted international markets to generate additional demand for our chicken dark meat, specifically leg quarters, which are a natural by-product of our US operations, given our concentration on prepared chicken products and the US customers’ general preference for white meat. As part of this initiative, we have created a significant international distribution network into several markets, including Eastern Europe, including Russia; the Far East, including China; and Mexico. Our success in these markets could be, and in recent periods has been, adversely affected by disruptions in poultry export markets. These disruptions are often caused by restrictions on imports of US-produced poultry products imposed by foreign governments for a variety of reasons, including the protection of their domestic poultry producers and allegations of consumer health issues, and may also be caused by outbreaks of disease such as avian influenza, either in our own flocks or elsewhere in the world, and resulting changes in consumer preferences. There can be no assurance that one or more of these or other disruptions in our international markets and distribution channels will not adversely affect our business.

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

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

Immigration Legislation and Enforcement.  New immigration legislation or increased enforcement efforts in connection with existing immigration legislation could cause our costs of doing business to increase, cause us to change the way in which we do business or otherwise disrupt our operations.

Immigration reform continues to attract significant attention in the public arena and the United States Congress. If new federal immigration legislation is enacted or if states in which we do business enact immigration laws, such laws may contain provisions that could make it more difficult or costly for us to hire United States citizens and/or legal immigrant workers. In such case, we may incur additional costs to run our business or may have to change the way we conduct our operations, either of which could have a material adverse effect on our business, operating results and financial condition. Also, despite our past and continuing efforts to hire only United States citizens and/or persons legally authorized to work in the United States, we are unable to ensure that all of our employees are United States citizens and/or persons legally authorized to work in the United States. US Immigration and Customs Enforcement has recently been investigating identity theft within our workforce. With our cooperation, during 2008 US Immigration and Customs Enforcement arrested approximately 350 of our employees believed to have engaged in identity theft at five of our facilities. No assurances can be given that further enforcement efforts by governmental authorities will not disrupt a portion of our workforce or our operations at one or more of our facilities, thereby negatively impacting our business.

Key Employee Retention.  Loss of essential employees could have a significant negative impact on our business.

Our success is largely dependent on the skills, experience, and efforts of our management and other employees. Our deteriorating financial performance, along with our Chapter 11 proceedings, creates uncertainty that could lead to an increase in unwanted attrition. The loss of the services of one or more members of our senior management or of numerous employees with essential skills could have a negative effect on our business, financial condition and results of operations. If we are not able to attract talented, committed individuals to fill vacant positions when needs arise, it may adversely affect our ability to achieve our business objectives.

Extreme Weather and Natural Disasters.  Extreme weather or natural disasters could negatively impact our business.

Extreme weather or natural disasters, including droughts, floods, excessive cold or heat, hurricanes or other storms, could impair the health or growth of our flocks, production or availability of feed ingredients, or interfere with our operations due to power outages, fuel shortages, damage to our production and processing facilities or disruption of transportation channels, among other things. Any of these factors could have an adverse effect on our financial results.

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

Control of Voting Stock.  Control over the Company is maintained by affiliates and members of the family of Lonnie "Bo" Pilgrim.

As described in more detail in Item 12. "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters," through two limited partnerships and related trusts and voting agreements, Lonnie "Bo" Pilgrim, Patricia R. Pilgrim, his wife, and Lonnie Ken Pilgrim, his son, control 62.25% of the voting power of our outstanding common stock. Accordingly, they control the outcome of all actions requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of the Company or its assets. This ensures their ability to control the foreseeable future direction and management of the Company. In addition, an event of default under certain agreements related to our indebtedness will occur if Lonnie "Bo" Pilgrim and certain members of his family cease to own at least a majority of the voting power of the outstanding common stock.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Operating Facilities

We operate 31 poultry processing plants located in Alabama, Arkansas, Florida, Georgia, Kentucky, Louisiana, North Carolina, South Carolina, Tennessee, Texas, Virginia, and West Virginia. We have one chicken processing plant in Puerto Rico and three chicken processing plants in Mexico.

The US chicken processing plants have weekly capacity to process 43.0 million broilers and operated at 90.7% of capacity in 2008.

Our Mexico facilities have the capacity to process 3.27 million broilers per week and operated at 82% of capacity in 2008. Our Puerto Rico processing plant has the capacity to process 0.3 million birds per week based on one eight-hour shift per day. For segment reporting purposes, we include Puerto Rico with our US operations.

In the US, the processing plants are supported by 41 hatcheries, 29 feed mills and 12 rendering plants. The hatcheries, feed mills and rendering plants operated at 88%, 85% and 69% of capacity, respectively, in 2008. In Puerto Rico, the processing plant is supported by one hatchery and one feed mill which operated at 82% and 80% of capacity, respectively, in 2008. In Mexico, the processing plants are supported by six hatcheries, four feed mills and two rendering facilities. The Mexico hatcheries, feed mills and rendering facilities operated at 97%, 84% and 69% of capacity, respectively, in 2008.

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

We also operate eleven prepared chicken plants. These plants are located in Alabama, Georgia, Louisiana, Pennsylvania, South Carolina, Tennessee, Texas and West Virginia. These plants have the capacity to produce approximately 1,453 million pounds of further processed product per year and in 2008 operated at approximately 90% of capacity.

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

We have five regional distribution centers located in Arizona, Texas, and Utah, one of which we own and four of which we lease.

Most of our domestic property, plant and equipment is pledged as collateral on our long-term debt and credit facilities. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Item 3.  Legal Proceedings

As discussed in Part I above, on December 1, 2008, the Debtors filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The cases are being jointly administered under Case No. 08-45664. The Debtors continue to operate their business as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.  As of the date of the Chapter 11 filing, virtually all pending litigation against the Company (including the actions described below) is stayed as to the Company, and absent further order of the Bankruptcy Court, no party, subject to certain exceptions, may take any action, also subject to certain exceptions, to recover on pre-petition claims against the Debtors. At this time it is not possible to predict the outcome of the Chapter 11 filings or their effect on our business or the actions described below.

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

On October 29, 2008, Ronald Alcaldo filed suit in the U.S. District Court for the Eastern District of Texas, Marshall Division, styled Ronald Alcaldo, Individually and On Behalf of All Others Similarly Situated v. Pilgrim's Pride Corporation, et al, against the Company and individual defendants Lonnie “Bo” Pilgrim, Lonnie Ken Pilgrim, J. Clinton Rivers, Richard A. Cogdill and Clifford E. Butler. The complaint alleges that the Company and the individual defendants violated sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, by allegedly failing to disclose that "(a) the Company’s hedges to protect it from adverse changes in costs were not working and in fact were harming the Company’s results more than helping; (b) the Company’s inability to continue to use illegal workers would adversely affect its margins; (c) the Company’s financial results were continuing to deteriorate rather than improve, such that the Company’s capital structure was threatened; (d) the Company was in a much worse position than its competitors due to its inability to raise prices for consumers sufficient to offset cost increases, whereas it competitors were able to raise prices to offset higher costs affecting the industry; and (e) the Company had not made sufficient changes to its business to succeed in the more difficult industry conditions." Mr. Alcaldo further alleges that he purports to represent a class of all persons or entities who acquired the common stock of the Company from May 5, 2008 through September 24, 2008. The complaint seeks unspecified injunctive relief and an unspecified amount of damages. On November 21, 2008, the Company and the individual defendants filed a Motion to Dismiss the lawsuit for failure to state a claim, failure to plead fraud with particularity, and failure to satisfy the heightened pleading requirements of the Private Securities Litigation Reform Act of 1995. The Company intends to defend vigorously against the merits of the action and any attempts by Alcaldo to certify a class action. The likelihood of an unfavorable outcome or the amount or range of any possible loss to the Company cannot be determined at this time.

The Wage and Hour Division of the US Department of Labor conducted an industry-wide investigation to ascertain compliance with various wage and hour issues, including the compensation of employees for the time spent on activities such as donning and doffing clothing and personal protective equipment. Due, in part, to the government investigation and the recent US Supreme Court decision in IBP, Inc. v. Alvarez, employees have brought claims against the Company. The claims filed against the Company as of the date of this report include: “Juan Garcia, et al. v. Pilgrim’s Pride Corporation, a/k/a Wampler Foods, Inc.”, filed in Pennsylvania state court on January 27, 2006 and subsequently removed to the US District Court for the Eastern District of Pennsylvania; “Esperanza Moya, et al. v. Pilgrim’s Pride Corporation and Maxi Staff, LLC”, filed March 23, 2006 in the Eastern District of Pennsylvania; “Barry Antee, et al. v. Pilgrim’s Pride Corporation” filed April 20, 2006 in the Eastern District of Texas; “Stephania Aaron, et al. v. Pilgrim’s Pride Corporation” filed August 22, 2006 in the Western District of Arkansas; “Salvador Aguilar, et al. v. Pilgrim’s Pride Corporation” filed August 23, 2006 in the Northern District of Alabama; “Benford v. Pilgrim’s Pride Corporation” filed November 2, 2006 in the Northern District of Alabama; “Porter v. Pilgrim’s Pride Corporation” filed December 7, 2006 in the Eastern District of Tennessee; “Freida Brown, et al v. Pilgrim’s Pride Corporation” filed March 14, 2007 in the Middle District of Georgia, Athens Division; “Roy Menser, et al v. Pilgrim’s Pride Corporation” filed February 28, 2007 in the Western District of Paducah, Kentucky; “Victor Manuel Hernandez v. Pilgrim’s Pride Corporation” filed January 30, 2007 in the Northern District of Georgia, Rome Division; “Angela Allen et al v. Pilgrim’s Pride Corporation” filed March 27, 2007 in United States District Court, Middle District of Georgia, Athens Division; Daisy Hammond and Felicia Pope v. Pilgrim’s Pride Corporation, in the Gainesville

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

Division, Northern District of Georgia, filed on June 6, 2007; Gary Price v. Pilgrim’s Pride Corporation, in the US District Court for the Northern District of Georgia, Atlanta Division, filed on May 21, 2007; Kristin Roebuck et al v. Pilgrim’s Pride Corporation, in the US District Court, Athens, Georgia, Middle District, filed on May 23, 2007; and Elaine Chao v. Pilgrim’s Pride Corporation, in the US District Court, Dallas, Texas, Northern District, filed on August 6, 2007. The plaintiffs generally purport to bring a collective action for unpaid wages, unpaid overtime wages, liquidated damages, costs, attorneys' fees, and declaratory and/or injunctive relief and generally allege that they are not paid for the time it takes to either clear security, walk to their respective workstations, don and doff protective clothing, and/or sanitize clothing and equipment. The presiding judge in the consolidated action in El Dorado issued an initial Case Management order on July 9, 2007. Plaintiffs’ counsel filed a Consolidated Amended Complaint and the parties filed a Joint Rule 26(f) Report. A complete scheduling order has not been issued, and discovery has not yet commenced. The parties are currently negotiating the scope of discovery. On March 13, 2008, Judge Barnes issued an opinion and order finding that plaintiffs and potential class members are similarly situated and conditionally certifying the class for a collective action. On May 14, 2008, the Court issued its order modifying and approving the court-authorized notice for current and former employees to opt into the class. Persons who choose to opt into the class are to do so within 90 days after the date on which the first notice was mailed. The opt-in period is now closed. As of October 2, 2008, approximately 12,605 plaintiffs have opted into the class.

As of the date of this report, the following suits have been filed against Gold Kist, now merged into Pilgrim’s Pride Corporation, which make one or more of the allegations referenced above: Merrell v. Gold Kist, Inc., in the US District Court for the Northern District of Georgia, Gainesville Division, filed on December 21, 2006; Harris v. Gold Kist, Inc., in the US District Court for the Northern District of Georgia, Newnan Division, filed on December 21, 2006; Blanke v. Gold Kist, Inc., in the US District Court for the Southern District of Georgia, Waycross Division, filed on December 21, 2006; Clarke v. Gold Kist, Inc., in the US District Court for the Middle District of Georgia, Athens Division, filed on December 21, 2006; Atchison v. Gold Kist, Inc., in the US District Court for the Northern District of Alabama, Middle Division, filed on October 3, 2006; Carlisle v. Gold Kist, Inc., in the US District Court for the Northern District of Alabama, Middle Division, filed on October 2, 2006; Benbow v. Gold Kist, Inc., in the US District Court for the District of South Carolina, Columbia Division, filed on October 2, 2006; Bonds v. Gold Kist, Inc., in the US District Court for the Northern District of Alabama, Northwestern Division, filed on October 2, 2006. On April 23, 2007, Pilgrim’s filed a Motion to Transfer and Consolidate with the Judicial Panel on Multidistrict Litigation (“JPML”) requesting that all of the pending Gold Kist cases be consolidated into one case. Pilgrim’s Pride withdrew its Motion subject to the Plaintiffs’ counsel’s agreement to consolidate the seven separate actions into the pending Benbow case by dismissing those lawsuits and refiling/consolidating them into the Benbow action. Motions to Dismiss have been filed in all of the pending seven cases, and all of these cases have been formally dismissed. Pursuant to an agreement between the parties, which was approved by Court-order on June 6, 2007, these cases have been consolidated with the Benbow case. On that date, Plaintiffs were authorized to send notice to individuals regarding the pending lawsuits and were instructed that individuals had three months to file consents to opting in as plaintiffs in the consolidated cases. The opt-in period is now closed. To date, there are approximately 3,006 named plaintiffs and opt-in plaintiffs in the consolidated cases. The Company and Plaintiffs have jointly requested the Court to remove 367 opt-in plaintiffs because they do not fall within

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

the class definition. The Court recently ordered that Pilgrim’s can depose and serve written discovery on the named plaintiffs and approximately 10% of the opt-in class. The Company intends to assert a vigorous defense to the litigation. The amount of ultimate liability with respect to any of these cases cannot be determined at this time.

We are subject to various other legal proceedings and claims, which arise in the ordinary course of our business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect our financial condition, results of operations or cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

PART II

Item 5.Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

During the period covered by this report, the Company’s common stock was traded on the NYSE under the ticker symbol “PPC”. Effective December 1, 2008, the NYSE delisted our common stock as a result of the Company's filing of its Chapter 11 petitions. Our common stock is now quoted on the Pink Sheets Electronic Quotation Service under the ticker symbol "PGPDQ.PK."

High and low prices of and dividends relating to the Company’s common stock for the periods indicated were:

	2008 Prices		2007 Prices		Dividends
Quarter	High	Low	High	Low	2008	2007

First	$35.98	$22.52	$29.54	$23.64	$0.0225	$0.0225
Second	$28.96	$20.38	$33.19	$28.59	$0.0225	$0.0225
Third	$27.15	$12.90	$38.17	$32.77	$0.0225	$0.0225
Fourth	$18.16	$3.26	$40.59	$32.29	$0.0225	$0.0225

Holders

The Company estimates there were approximately 29,700 holders (including individual participants in security position listings) of the Company’s common stock as of December 9, 2008.

Dividends

Under the terms of the DIP Credit Agreement and applicable bankruptcy law, the Company may not pay dividends on the common stock while it is in bankruptcy. Any payment of future dividends and the amounts thereof will depend on our emergence from bankruptcy, our earnings, our financial requirements and other factors deemed relevant by our Board of Directors at the time. See Note L—Notes Payable and Long-Term Debt to the Consolidated Financial Statements included in Item 15 for additional discussions of the Company's credit facilities.

Issuer Purchases of Equity Security in 2008

The Company did not repurchase any of its equity securities in 2008.

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

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

The first graph covers the period from November 21, 2003 through September 27, 2008 and shows the performance of the Company's single class of common stock. On November 21, 2003, each share of the Company's then outstanding Class A common stock and Class B common stock was reclassified into one share of new common stock, which is now the only authorized class of the Company's common stock.

The second graph covers the five years ending September 27, 2008 and shows the performance of the Company's Class A and Class B shares after giving effect to the reclassification into the Company's single class of common stock on November 21, 2003 based on a one to one exchange ratio.

The third graph covers the period from September 27, 2003 through November 20, 2003, the last date on which the Company's Class A and Class B shares traded on the New York Stock Exchange prior to reclassification into a single new class of shares of common stock.

The stock price performance represented by these graphs is not necessarily indicative of future stock performance.

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

COMPARISON OF 58 MONTH CUMULATIVE TOTAL RETURN*

Among Pilgrim's Pride Corporation, The Russell 2000 Index
And A Peer Group

$300
$250
$200
$150
$100
$50
$0
11/21/03
10/2/04
10/1/05
9/30/06
9/29/07
9/27/08
Pilgrim's Pride Corporation
Russell 2000
Peer Group

*$100 invested on 11/21/03 in stock & index-including reinvestment of dividends.

	11/21/03	10/2/04	10/1/05	9/30/06	9/29/07	9/27/08

Pilgrim’s Pride Corporation	$100.00	$190.89	$254.14	$197.18	$251.08	$25.79
Russell 2000	$100.00	$113.10	$129.73	$142.61	$160.21	$160.21
Peer Group	$100.00	$112.59	$131.40	$127.35	$140.41	$110.00

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Pilgrim's Pride Corporation, The Russell 2000 Index
And A Peer Group

$300
$250
$200
$150
$100
$50
$0
9/27/03
11/20/03
10/2/04
10/1/05
9/30/06
9/29/07
9/27/08
Pilgrim's Pride Corporation Class A
Pilgrim's Pride Corporation Class B
Russell 2000
Peer Group

*$100 invested on 9/27/03 in stock & index-including reinvestment of dividends.

	9/27/03	11/20/03	10/2/04	10/1/05	9/30/06	9/29/07	9/27/08

Pilgrim's Pride Corporation Class A(1)	$100.00	$106.95	$212.12	$282.40	$219.11	$279.00	$28.65
Pilgrim's Pride Corporation Class B(1)	$100.00	$107.94	$211.79	$281.96	$218.77	$278.57	$28.61
Russell 2000	$100.00	$107.93	$122.74	$140.79	$154.77	$173.86	$154.19
Peer Group	$100.00	$110.95	$123.52	$144.17	$139.71	$154.04	$120.69

(1)
On November 21, 2003, each share of the Company’s then outstanding Class A common stock and Class B common stock was reclassified into one share of new common stock, which is now the only authorized class of the Company’s common stock.

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

COMPARISON OF 2 MONTH CUMULATIVE TOTAL RETURN*

Among Pilgrim's Pride Corporation, The Russell 2000 Index
And A Peer Group

$112
$110
$108
$106
$104
$102
$100
$98
$96
$94
9/27/03
11/20/03
Pilgrim's Pride Corporation Class A
Pilgrim's Pride Corporation Class B
Russell 2000
Peer Group

*$100 invested on 9/27/03 in stock & index-including reinvestment of dividends.

	9/27/03	11/20/03

Pilgrim's Pride Corporation Class A(1)	$100.00	$106.95
Pilgrim's Pride Corporation Class B(1)	$100.00	$107.94
Russell 2000	$100.00	$107.93
Peer Group	$100.00	$110.95

(1)
On November 21, 2003, each share of the Company’s then outstanding Class A common stock and Class B common stock was reclassified into one share of new common stock, which is now the only authorized class of the Company’s common stock.

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

Item 6. Selected Financial Data

(In thousands, except ratios and per share data)	Eleven Years Ended September 27, 2008
2008(a)	2007(a)(b)	2006(a)	2005(a)

Income Statement Data:
Net sales	$8,525,112	$7,498,612	$5,152,729	$5,461,437
Gross profit (loss)(e)	(163,495)	592,730	297,083	751,317
Goodwill impairment	501,446	—	—	—
Operating income (loss)(e)	(1,057,696)	237,191	11,105	458,351
Interest expense, net	131,627	118,542	38,965	42,632
Loss on early extinguishment of debt	—	26,463	—	—
Income (loss) from continuing operations before income taxes(e)	(1,187,093)	98,835	(26,626)	427,632
Income tax expense (benefit)(f)	(194,921)	47,319	1,573	147,543
Income (loss) from continuing operations(e)	(992,172)	51,516	(28,199)	279,819
Net income (loss)(e)	(998,581)	47,017	(34,232)	264,979
Ratio of earnings to fixed charges(g)	(g)	1.63	x	(g)	7.69	x

Per Common Share Data:(h)
Income (loss) from continuing operations	$(14.31)	$0.77	$(0.42)	$4.20
Net income (loss)	(14.40)	0.71	(0.51)	3.98
Cash dividends	0.09	0.09	1.09	0.06
Book value	5.07	17.61	16.79	18.38

Balance Sheet Summary:
Working capital surplus (deficit)	$(1,262,242)	$395,858	$528,837	$404,601
Total assets	3,298,709	3,774,236	2,426,868	2,511,903
Notes payable and current maturities of long-term debt	1,874,469	2,872	10,322	8,603
Long-term debt, less current maturities	67,514	1,318,558	554,876	518,863
Total stockholders’ equity	351,741	1,172,221	1,117,328	1,223,598

Cash Flow Summary:
Cash flows from operating activities	$(680,726)	$464,010	$30,329	$493,073
Depreciation and amortization(i)	240,305	204,903	135,133	134,944
Impairment of goodwill and other assets	514,630	—	3,767	—
Purchases of investment securities	(38,043)	(125,045)	(318,266)	(305,458)
Proceeds from sale or maturity of investment securities	27,545	208,676	490,764	—
Acquisitions of property, plant and equipment	(152,501)	(172,323)	(143,882)	(116,588)
Business acquisitions, net of equity consideration(b)(c)(d)	—	(1,102,069)	—	—
Cash flows from financing activities	797,743	630,229	(38,750)	18,860

Other Data:
EBITDA(j)	$(820,878)	$414,139	$143,443	$599,274

Key Indicators (as a percent of net sales):
Gross profit (loss)(e)	(1.9)%	7.9%	5.8%	13.8%
Selling, general and administrative expenses	4.4%	4.7%	5.6%	5.4%
Operating income (loss)(e)	(12.4)%	3.2%	0.2%	8.4%
Interest expense, net	1.5%	1.6%	0.8%	0.8%
Income (loss) from continuing operations(e)	(11.6)%	0.7%	(0.5)%	5.1%
Net income (loss)(e)	(11.7)%	0.6%	(0.7)%	4.9%

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

Eleven Years Ended September 27, 2008
2004(a)(c)	2003(a)	2002(a)	2001(a)(d)	2000	1999	1998
(53 weeks)	(53 weeks)

$5,077,471	$2,313,667	$2,185,600	$1,975,877	$1,499,439	$1,357,403	$1,331,545
611,838	249,363	153,599	197,561	165,828	185,708	136,103
—	—	—	—	—	—	—
385,968	137,605	48,457	90,253	80,488	109,504	77,256
48,419	30,726	24,199	25,619	17,779	17,666	20,148
—	—	—	1,433	—	—	—
332,899	144,482	28,267	62,728	62,786	90,904	56,522
127,142	37,870	(2,475)	21,051	10,442	25,651	6,512
205,757	106,612	30,742	41,677	52,344	65,253	50,010
128,340	56,036	14,335	41,137	52,344	65,253	50,010
6.22	x	4.37	x	1.21	x	1.80	x	3.04	x	4.33	x	2.96	x

$3.28	$2.59	$0.75	$1.01	$1.27	$1.58	$1.21
2.05	1.36	0.35	1.00	1.27	1.58	1.21
0.06	0.06	0.06	0.06	0.06	0.05	0.04
13.87	10.46	9.59	9.27	8.33	7.11	5.58

$383,726	$211,119	$179,037	$203,350	$124,531	$154,242	$147,040
2,245,989	1,257,484	1,227,890	1,215,695	705,420	655,762	601,439
8,428	2,680	3,483	5,099	4,657	4,353	5,889
535,866	415,965	450,161	467,242	165,037	183,753	199,784
922,956	446,696	394,324	380,932	342,559	294,259	230,871

$272,404	$98,892	$98,113	$87,833	$130,803	$81,452	$85,016
113,788	74,187	70,973	55,390	36,027	34,536	32,591
45,384	—	—	—	—	—	—
—	—	—	—	—	—	—
—	—	—	—	—	—	—
(79,642)	(53,574)	(80,388)	(112,632)	(92,128)	(69,649)	(53,518)
(272,097)	(4,499)	—	(239,539)	—	—	—
96,665	(39,767)	(21,793)	246,649	(24,769)	(19,634)	(32,498)

$486,268	$239,997	$112,852	$136,604	$115,356	$142,043	$108,268

12.1%	10.8%	7.0%	10.0%	11.1%	13.7%	10.2%
4.3%	4.8%	4.8%	5.4%	5.7%	5.6%	4.4%
7.6%	5.9%	2.2%	4.6%	5.4%	8.1%	5.8%
1.0%	1.3%	1.1%	1.3%	1.2%	1.3%	1.5%
4.1%	4.6%	1.4%	2.1%	3.5%	4.8%	3.8%
2.1%	2.4%	0.7%	2.1%	3.5%	4.8%	3.8%

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

(a)	In March 2008, the Company sold certain assets of its turkey business. We are reporting our operations with respect to this business as a discontinued operation for all periods presented.

(b)
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

(c)
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

(e)	Gross profit, operating income and net income include the following non-recurring recoveries, restructuring charges and other unusual items for each of the years presented:

	2008	2005	2004	2003
Effect on gross profit and operating income:	(In millions)
Operational restructuring charges	$(13.1)	$—	$—	$—
Non-recurring recoveries for recall insurance	$—	$—	$23.8	$—
Non-recurring recoveries for avian influenza	$—	$—	$—	$26.6
Non-recurring recoveries for vitamin and methionine litigation	$—	$—	$0.1	$19.9

Additional effect on operating income:
Goodwill impairment	$(501.4)	$—	$—	$—
Administrative restructuring charges	(16.2)	$—	$—	$—

Other income for litigation settlement	$—	$11.7	$—	$—
Other income for vitamin and methionine litigation	$—	$—	$0.9	$36.0

In addition, the Company estimates its losses related to the October 2002 recall (excluding insurance recoveries) and the 2002 avian influenza outbreak negatively affected gross profit and operating income in each of the years presented as follows (in millions):

	2004	2003	2002
Recall effects (estimated)	$(20.0)	$(65.0)	$—
Losses from avian influenza (estimated)	$—	$(7.3)	$(25.6)

(f)
Income tax benefit recognized in 2008 resulted primarily from net operating losses incurred in 2008 which are offset by the tax effect of goodwill impairment and valuation allowances. Income tax expense recognized in 2006 included $25.8 million associated with the restructuring of the Mexico operations and subsequent repatriation of foreign earnings under the American Jobs Creation Act of 2004. Income tax expense recognized in 2003 included a non-cash tax benefit of $16.9 million associated with the reversal of a valuation allowance on net operating losses in the Company’s Mexico operations. Income tax benefit recognized in 2002 included a tax benefit of $11.9 million from changes in Mexican tax laws.

(g)
For purposes of computing the ratio of earnings to fixed charges, earnings consist of income before income taxes plus fixed charges (excluding capitalized interest). Fixed charges consist of interest (including capitalized interest) on all indebtedness, amortization of capitalized financing costs and that portion of rental expense that we believe to be representative of interest. Earnings were inadequate to cover fixed charges by $1.2 billion and $30.9 million in 2008 and 2006, respectively.

(h)
Historical per share amounts represent both basic and diluted and have been restated to give effect to a stock dividend issued on July 30, 1999. The stock reclassification on November 21, 2003 that resulted in the new common stock traded as PPC did not affect the number of shares outstanding.

(i)
Includes amortization of capitalized financing costs of approximately $4.9 million, $6.6 million, $2.6 million, $2.3 million, $2.0 million, $1.5 million, $1.4 million, $1.9 million, $1.2 million, $1.1 million, and $1.0 million in 2008, 2007, 2006, 2005, 2004, 2003, 2002, 2001, 2000, 1999, and 1998, respectively.

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

(j)
“EBITDA” is defined as the sum of income (loss) from continuing operations plus interest, taxes, depreciation and amortization. EBITDA is presented because it is used by us and we believe it is frequently used by securities analysts, investors and other interested parties, in addition to and not in lieu of results prepared in conformity with accounting principles generally accepted in the US (“GAAP”), to compare the performance of companies. EBITDA is not a measurement of financial performance under GAAP and should not be considered as an alternative to cash flow from operating activities or as a measure of liquidity or an alternative to net income as indicators of our operating performance or any other measures of performance derived in accordance with GAAP.

A reconciliation of income (loss) from continuing operations to EBITDA is as follows:

	2008	2007	2006	2005	2004
	(In thousands)
Income (loss) from continuing operations	$(992,172)	$51,516	$(28,199)	$279,819	$205,757

Add:
Interest expense, net	131,627	118,542	38,965	42,632	48,419
Income tax expense (benefit)	(194,921)	47,319	1,573	147,543	127,142
Depreciation and amortization(i)	239,535	203,316	133,710	131,601	106,901

Minus:
Amortization of capitalized financing costs(i)	4,947	6,554	2,606	2,321	1,951

EBITDA	(820,878)	414,139	143,443	$599,274	$486,268

Add:
Goodwill impairment	501,446	—	—
Restructuring charges	29,239	—	3,767
Loss on early extinguishment of debt	—	26,463	—

Adjusted EBITDA	$(290,193)	$440,602	$147,210

	2003	2002	2001	2000	1999	1998
	(In thousands)
Income (loss) from continuing operations	$106,612	$30,742	$41,677	$52,344	$65,253	$50,010

Add:
Interest expense, net	30,726	24,199	25,619	17,779	17,666	20,148
Income tax expense (benefit)	37,870	(2,475)	21,051	10,442	25,651	6,512
Depreciation and amortization(i)	66,266	61,803	50,117	36,027	34,536	32,591

Minus:
Amortization of capitalized financing costs(i)	1,477	1,417	1,860	1,236	1,063	993

EBITDA	$239,997	$112,852	136,604	$115,356	$142,043	$108,268

Add:
Loss on early extinguishment of debt			1,433

Adjusted EBITDA			$138,037

Note:  We have included EBITDA adjusted to exclude goodwill impairment in 2008, restructuring charges in 2008 and 2006, and losses on early extinguishment of debt in 2007 and 2001. We believe investors may be interested in our EBITDA excluding these items because this is how our management analyzes EBITDA from continuing operations.

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008
Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Description of the Company

Pilgrim's Pride Corporation is one the largest chicken companies in the US, Mexico and Puerto Rico. Our fresh chicken retail line is sold in the southeastern, central, southwestern and western regions of the US, throughout Puerto Rico, and in the northern and central regions of Mexico. Our prepared chicken products meet the needs of some of the largest customers in the food service industry across the US. Additionally, the Company exports commodity chicken products to 80 countries. As a vertically integrated company, we control every phase of the production of our products. We operate feed mills, hatcheries, processing plants and distribution centers in 14 US states, Puerto Rico and Mexico. Pilgrim’s Pride operates in two business segments—Chicken and Other Products.

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

Business Environment

The Company faced an extremely challenging business environment in 2008. We reported a net loss of $998.6 million, or $14.40 per common share, for the year, which included a negative gross margin of $163.5 million. As of September 27, 2008, the Company’s accumulated deficit aggregated $317.1 million. During 2008, the Company used $680.7 million of cash in operations. At September 27, 2008, we had cash and cash equivalents totaling $61.6 million. The following factors contributed to this performance:

•
Feed ingredient costs increased substantially to unprecedented levels between the first quarter of 2007 and the end of 2008 principally because of increasing demand for these products around the world and alternative uses of these products, such as ethanol and biodiesel production. The following table compares the highest prices reached on nearby futures for one bushel of corn and one ton of soybean meal during the past four years and for each quarter in 2008:

	Corn	Soybean Meal
2008:
Fourth Quarter	$7.50	$455.50
Third Quarter	7.63	427.90
Second Quarter	5.70	384.50
First Quarter	4.57	341.50
2007	4.37	286.50
2006	2.68	204.50
2005	2.63	238.00

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

•
While chicken selling prices generally improved over the first 18 months of the same period, prices did not improve sufficiently to offset the higher costs of feed ingredients. More recently, prices have actually declined as the result of weak demand for breast meat and a general oversupply of chicken in the US. Although many producers within the industry, including Pilgrim’s Pride, cut production in an effort to correct the oversupply situation, the cuts were neither timely nor deep enough to cause noticeable improvement to date.

•
The Company recognized losses on derivative financial instruments, primarily futures contracts and options on corn and soybean meal, during 2008 totaling $38.3 million. In the fourth quarter of 2008, it recognized losses on derivative financial instruments totaling $155.7 million. In late June and July of 2008, management executed various derivative financial instruments for August and September soybean meal and corn prices because they were concerned that prices could escalate based on various factors such as the recent flooding in the areas where these grains were produced and recent trends in commodity prices. After entering into these positions, the prices of the commodities decreased significantly in July and August of 2008 creating these losses.

•
As the result of the downward pressure placed on earnings by the increased cost of feed ingredients, weak demand for breast meat and the oversupply of chicken and other animal-based proteins in the US, the Company evaluated the carrying amount of its goodwill for potential impairment at September 27, 2008. We obtained valuation reports as of September 27, 2008 that indicated the carrying amount of our goodwill should be fully impaired based on current conditions. As a result, we recognized a pretax impairment charge of $501.4 million during 2008.

•
Because of the current-year losses, the Company was in a cumulative loss position in both the US and Mexico for the purpose of assessing the realizability of its net deferred tax assets position. The Company did not believe it had sufficient positive evidence to conclude that realization of its net deferred tax assets position in the US and Mexico was more likely than not to occur. Therefore, the Company increased its valuation allowance and recognized related income tax expense of approximately $71.2 million during 2008.

In September 2008, the Company notified its lenders that it expected to incur a significant loss in the fourth quarter of 2008 and entered into agreements with them to temporarily waive the fixed-charge coverage ratio covenant under its credit facilities. The lenders agreed to continue to provide liquidity under the credit facilities during the thirty-day period ended October 28, 2008. On October 27, 2008, the Company entered into further agreements with its lenders to temporarily waive the fixed-charge coverage ratio and leverage ratio covenants under its credit facilities. The lenders agreed to continue to provide liquidity under the credit facilities during the thirty-day period ended November 26, 2008. On that same day, the Company also announced its intention to exercise its 30-day grace period in making a $25.7 million interest payment due on November 3, 2008 under its 8 3/8% senior subordinated notes and its 7 5/8% senior notes. On November 17, 2008, the Company exercised its 30-day grace period in making a $0.3 million interest payment due on November 17, 2008 under its 9 1/4% senior subordinated notes. On November 26, 2008, the Company entered into further agreements with its lenders to extend the temporary waivers until December 1, 2008.

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

Chapter 11 Bankruptcy Filings

On December 1, 2008, the Debtors filed voluntary petitions for reorganization under the Bankruptcy Code in the Bankruptcy Court as a result of many of the items discussed under Business Environment. The cases are being jointly administered under Case No. 08-45664. The Company’s Non-filing Subsidiaries will continue to operate outside the Chapter 11 process.

Subject to certain exceptions under the Bankruptcy Code, the Debtors’ Chapter 11 filing automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover on, collect or secure a claim arising prior to the Petition Date. Thus, for example, most creditor actions to obtain possession of property from the Debtors, or to create, perfect or enforce any lien against the property of the Debtors, or to collect on monies owed or otherwise exercise rights or remedies with respect to a pre-petition claim are enjoined unless and until the Bankruptcy Court lifts the automatic stay.

On December 1, 2008, the New York Stock Exchange delisted our common stock from trading as a result of the Company's filing of its Chapter 11 petitions. Our common stock is now quoted on the Pink Sheets Electronic Quotation Service under the ticker symbol "PGPDQ.PK."

The filing of the Chapter 11 petitions constituted an event of default under certain of our debt obligations, and those debt obligations became automatically and immediately due and payable, subject to an automatic stay of any action to collect, assert, or recover a claim against the Company and the application of applicable bankruptcy law. As a result, the accompanying Consolidated Balance Sheet as of September 27, 2008 includes a reclassification of $1,872.1 million to reflect as current certain long-term debt under its credit facilities that, absent the stay, would have become automatically and immediately due and payable.

Chapter 11 Process

The Debtors are currently operating as "debtors in possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. In general, as debtors in possession, we are authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.

On December 2, 2008, the Bankruptcy Court granted interim approval authorizing the Company and the US Subsidiaries to enter into the DIP Credit Agreement, and the Company, the US Subsidiaries and the other parties entered into the DIP Credit Agreement, subject to final approval of the Bankruptcy Court.

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

The DIP Credit Agreement provides for an aggregate commitment of up to $450 million, which permits borrowings on a revolving basis. The Company received interim approval to access $365 million of the commitment pending issuance of the final order by the Bankruptcy Court. Outstanding borrowings under the DIP Credit Agreement will bear interest at a per annum rate equal to 8.0% plus the greatest of (i) the prime rate as established by the DIP agent from time to time, (ii) the average federal funds rate plus 0.5%, or (iii) the LIBOR rate plus 1.0%, payable monthly.  The loans under the DIP Credit Agreement were used to repurchase all receivables sold under the Company's RPA and may be used to fund the working capital requirements of the Company and its subsidiaries according to a budget as approved by the required lenders under the DIP Credit Agreement. For additional information on the RPA, see Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

Actual borrowings by the Company under the DIP Credit Agreement are subject to a borrowing base, which is a formula based on certain eligible inventory and eligible receivables. The borrowing base formula is reduced by pre-petition obligations under the Fourth Amended and Restated Secured Credit Agreement dated as of February 8, 2007, among the Company and certain of its subsidiaries, Bank of Montreal, as administrative agent, and the lenders parties thereto, as amended, administrative and professional expenses, and the amount owed by the Company and the Debtor Subsidiaries to any person on account of the purchase price of agricultural products or services (including poultry and livestock) if that person is entitled to any grower's or producer's lien or other security arrangement. The borrowing base is also limited to 2.22 times the formula amount of total eligible receivables. As of December 6, 2008, the applicable borrowing base was $324.8 million and the amount available for borrowings under the DIP Credit Agreement was $210.9 million.

The principal amount of outstanding loans under the DIP Credit Agreement, together with accrued and unpaid interest thereon, are payable in full at maturity on December 1, 2009, subject to extension for an additional six months with the approval of all lenders thereunder. All obligations under the DIP Credit Agreement are unconditionally guaranteed by the US Subsidiaries and are secured by a first priority priming lien on substantially all of the assets of the Company and the US Subsidiaries, subject to specified permitted liens in the DIP Credit Agreement.

The DIP Credit Agreement allows the Company to provide advances to the Non-filing Subsidiaries of up to approximately $25 million at any time outstanding. Management believes that all of the Non-filing Subsidiaries, including the Company’s Mexican subsidiaries, will be able to operate within this limitation.

For additional information on the DIP Credit Agreement, see Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

The Bankruptcy Court has approved payment of certain of the Debtors’ pre-petition obligations, including, among other things, employee wages, salaries and benefits, and the Bankruptcy Court has approved the Company's payment of vendors and other providers in the ordinary course for goods and services received from and after the Petition Date and other business-related payments necessary to maintain the operation of our businesses. The Debtors have retained, subject to Bankruptcy Court approval, legal and financial professionals to advise the Debtors on the bankruptcy proceedings and certain other "ordinary course" professionals. From time to time, the Debtors may seek Bankruptcy Court approval for the retention of additional professionals.

Shortly after the Petition Date, the Debtors began notifying all known current or potential creditors of the Chapter 11 filing. Subject to certain exceptions under the Bankruptcy Code, the Debtors’ Chapter 11 filing automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover on, collect or secure a claim arising prior to the Petition Date. Thus, for example, most creditor actions to obtain possession of property from the Debtors, or to create, perfect or enforce any lien against the property of the Debtors, or to collect on monies owed or otherwise exercise rights or remedies with respect to a pre-petition claim are enjoined unless and until the Bankruptcy Court lifts the automatic stay. Vendors are being paid for goods furnished and services provided after the Petition Date in the ordinary course of business.

As required by the Bankruptcy Code, the United States Trustee for the Northern District of Texas appointed an official committee of unsecured creditors (the "Creditors’ Committee"). The Creditors’ Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court with respect to the Debtors. There can be no assurance that the Creditors’ Committee will support the Debtors’ positions on matters to be presented to the Bankruptcy Court in the future or on any plan of reorganization, once proposed. Disagreements between the Debtors and the Creditors’ Committee could protract the Chapter 11 proceedings, negatively impact the Debtors’ ability to operate and delay the Debtors’ emergence from the Chapter 11 proceedings.

Under Section 365 and other relevant sections of the Bankruptcy Code, we may assume, assume and assign, or reject certain executory contracts and unexpired leases, including, without limitation, leases of real property and equipment, subject to the approval of the Bankruptcy Court and certain other conditions. Any description of an executory contract or unexpired lease in this report, including where applicable our express termination rights or a quantification of our obligations, must be read in conjunction with, and is qualified by, any overriding rejection rights we have under Section 365 of the Bankruptcy Code.

In order to successfully exit Chapter 11, the Debtors will need to propose, and obtain confirmation by the Bankruptcy Court of a plan of reorganization that satisfies the requirements of the Bankruptcy Code. A plan of reorganization would, among other things, resolve the Debtors’ pre-petition obligations, set forth the revised capital structure of the newly reorganized entity and provide for corporate governance subsequent to exit from bankruptcy.

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

The Debtors have the exclusive right for 120 days after the Petition Date to file a plan of reorganization and, if we do so, 60 additional days to obtain necessary acceptances of our plan. We will likely file one or more motions to request extensions of these time periods. If the Debtors’ exclusivity period lapsed, any party in interest would be able to file a plan of reorganization for any of the Debtors. In addition to being voted on by holders of impaired claims and equity interests, a plan of reorganization must satisfy certain requirements of the Bankruptcy Code and must be approved, or confirmed, by the Bankruptcy Court in order to become effective.

The timing of filing a plan of reorganization by us will depend on the timing and outcome of numerous other ongoing matters in the Chapter 11 proceedings. There can be no assurance at this time that a plan of reorganization will be confirmed by the Bankruptcy Court or that any such plan will be implemented successfully.

We have incurred and will continue to incur significant costs associated with our reorganization. The amount of these costs, which are being expensed as incurred commencing in November 2008, are expected to significantly affect our results of operations.

Under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise, pre-petition liabilities and post-petition liabilities must be satisfied in full before stockholders are entitled to receive any distribution or retain any property under a plan of reorganization. The ultimate recovery to creditors and/or stockholders, if any, will not be determined until confirmation of a plan or plans of reorganization. No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 cases to each of these constituencies or what types or amounts of distributions, if any, they would receive. A plan of reorganization could result in holders of our liabilities and/or securities, including our common stock, receiving no distribution on account of their interests and cancellation of their holdings. Because of such possibilities, the value of our liabilities and securities, including our common stock, is highly speculative. Appropriate caution should be exercised with respect to existing and future investments in any of the liabilities and/or securities of the Debtors. At this time there is no assurance we will be able to restructure as a going concern or successfully propose or implement a plan of reorganization.

Going Concern Matters

The accompanying Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern. However, there is substantial doubt about the Company’s ability to continue as a going concern based on the factors previously discussed. The Consolidated Financial Statements do not include any adjustments related to the recoverability and classification of recorded assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the ability of the Company to return to profitability and, in the near term, restructure its obligations in a manner that allows it to obtain confirmation of a plan or reorganization by the Bankruptcy Court.

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

Management is addressing the Company’s ability to return to profitability by conducting profitability reviews at certain facilities in an effort to reduce inefficiencies and manufacturing costs. The Company has also reduced production capacity in the near term by closing two production complexes and consolidating operations at a third production complex into its other facilities. This action resulted in a headcount reduction of approximately 2,300 production employees. Subsequent to September 27, 2008, the Company also reduced headcount by 335 non-production employees.

On November 7, 2008, the Board of Directors appointed a Chief Restructuring Officer (“CRO”) for the Company. The appointment of a CRO was a requirement included in the waivers received from the Company’s lenders on October 27, 2008. The CRO will assist the Company with cost reduction initiatives, restructuring plans development and long-term liquidity improvement. The CRO reports to the Board of Directors of the Company.

In order to emerge from bankruptcy, the Company will need to obtain alternative financing to replace the DIP Credit Agreement and to satisfy the secured claims of its pre-bankruptcy creditors.

Business Segments

We operate in two reportable business segments as (i) a producer and seller of chicken products and (ii) a seller of other products. Our chicken segment includes sales of chicken products we produce and purchase for resale in the US, including Puerto Rico, and Mexico. Our chicken segment conducts separate operations in the US, Puerto Rico and Mexico and is reported as two separate geographical areas. Substantially all of the assets and operations of the Gold Kist acquisition are included in our US chicken segment since the date of acquisition.

Our other products segment includes distribution of non-poultry products that are purchased from third parties and sold to independent grocers and quick service restaurants. Also included in this category are sales of table eggs, feed, protein products, live hogs and other items, some of which are produced or raised by the Company.

Inter-segment sales, which are not material, are accounted for at prices comparable to normal trade customer sales. Corporate expenses are allocated to Mexico based upon various apportionment methods for specific expenditures incurred related thereto with the remaining amounts allocated to the US portions of the segments based on number of employees.

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

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

The following table presents certain information regarding our segments:

As of or for the Year Ended	September 27, 2008	September 29, 2007(a)	September 30, 2006
		(In thousands)
Net sales to customers:
Chicken:
United States	$7,077,047	$6,328,354	$4,098,403
Mexico	543,583	488,466	418,745

Subtotal	7,620,630	6,816,820	4,517,148
Other Products:
United States	869,850	661,115	618,575
Mexico	34,632	20,677	17,006

Subtotal	904,482	681,792	635,581

Total	$8,525,112	$7,498,612	$5,152,729

Operating income (loss):
Chicken:
United States(b)	$(1,135,370)	$192,447	$28,619
Mexico	(25,702)	13,116	(17,960)

Subtotal	(1,161,072)	205,563	10,659
Other Products:
United States	98,863	28,636	(1,192)
Mexico	4,513	2,992	1,638

Subtotal	103,376	31,628	446

Total	$(1,057,696)	$237,191	$11,105

Depreciation and amortization(c)(d)(e):
Chicken:
United States	$215,586	$183,808	$114,516
Mexico	10,351	11,015	11,305

Subtotal	225,937	194,823	125,821
Other Products:
United States	13,354	8,278	7,743
Mexico	244	215	146

Subtotal	13,598	8,493	7,889

Total	$239,535	$203,316	$133,710

Total assets(f):
Chicken:
United States	$2,733,089	$3,247,812	$1,909,129
Mexico	372,952	348,894	361,887

Subtotal	3,106,041	3,596,706	2,271,016
Other Products:
United States	153,607	104,644	89,447
Mexico	5,542	4,120	1,660

Subtotal	159,149	108,764	91,107

Total	$3,265,190	$3,705,470	$2,362,123

Acquisitions of property, plant and equipment (excluding business acquisition)(g):
Chicken:
United States	$148,811	$164,449	$133,106
Mexico	545	1,633	6,536

Subtotal	149,356	166,082	139,642
Other Products:
United States	2,815	5,699	3,567
Mexico	330	40	416

Subtotal	3,145	5,739	3,983

Total	$152,501	$171,821	$143,625

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

(a)	The Company acquired Gold Kist on December 27, 2006 for $1.139 billion.

(b)	Includes goodwill impairment of $501.4 million and restructuring charges of $29.3 million in 2008.

(c)	Includes amortization of capitalized financing costs of approximately $4.9 million, $6.6 million and $2.6 million in 2008, 2007 and 2006, respectively.

(d)	Includes amortization of intangible assets of $10.2 million, $8.1 million and $1.8 million recognized in 2008, 2007 and 2006 related primarily to the Gold Kist and ConAgra Chicken acquisitions.

(e)	Excludes depreciation costs incurred by our discontinued turkey business of $0.7 million, $1.6 million and $1.4 million during 2008, 2007 and 2006, respectively.

(f)	Excludes total assets of our discontinued turkey business of $33.5 million at September 27, 2008, $68.8 million at September 29, 2007 and $64.7 million at September 30, 2006.

(g)
Excludes acquisitions of property, plant and equipment by our discontinued turkey business of $0.5 million and $0.3 million during 2007 and 2006, respectively. Acquisitions of property, plant and equipment by our discontinued turkey business during 2008 were immaterial.

The following table presents certain items as a percentage of net sales for the periods indicated:

	2008		2007	2006
Net sales	100.0%		100.0%	100.0%
Cost of sales	101.8%		92.1%	94.2%
Operational restructuring charges	0.1%		—%	—%
Gross profit (loss)	(1.9	) %	7.9%	5.8%
Selling, general and administrative (“SG&A”) expenses	4.4%		4.7%	5.6%
Goodwill impairment	5.9%		—%	—%
Administrative restructuring charges	0.2%		—%	—%
Operating income (loss)	(12.4	) %	3.2%	0.2%
Interest expense, net	1.5%		1.6%	0.8%
Income (loss) from continuing operations before income taxes	(13.9	) %	1.3%	(0.5	) %
Income (loss) from continuing operations	(11.6	) %	0.7%	(0.5	) %
Net income (loss)	(11.7	) %	0.6%	(0.7	) %

All percentage of net sales ratios reported above are calculated from the face of the Consolidated Statements of Operations included elsewhere herein.

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

Results of Operations

2008 Compared to 2007

Net Sales.  Net sales for 2008 increased $1,026.5 million, or 13.7%, over 2007. The following table provides additional information regarding net sales:

Source	2008	Change from 2007
		Amount	Percent
	(In millions, except percent data)
Chicken:
United States	$7,077.0	$748.7	11.8%	(a)
Mexico	543.6	55.1	11.3%	(b)

Total chicken	7,620.6	803.8	11.8%

Other products:
United States	869.9	208.8	31.6%	(c)
Mexico	34.6	13.9	67.1%	(d)

Total other products	904.5	222.7	32.7%

Total net sales	$8,525.1	$1,026.5	13.7%

(a)
US chicken sales generated in 2008 increased 11.8% from US chicken sales generated in 2007. Sales volume increased 8.6% primarily because of the acquisition of Gold Kist on December 27, 2006. Net revenue per pound sold increased 3.0% from the prior year.

(b)
Mexico chicken sales generated in 2008 increased 11.3% from Mexico chicken sales generated in 2007 primarily because of a 3.5% increase in revenue per pound sold and a 7.6% increase in pounds sold. The increase in pounds sold represents market penetration in Mexico’s avian influenza free states as well as a shift in product mix toward live birds.

(c)
US sales of other products generated in 2008 increased 31.6% from US sales of other products generated in 2007 mainly as the result of improved pricing on commercial eggs and protein conversion products and higher sales volumes of protein conversion products. Protein conversion is the process of converting poultry byproducts into raw materials for grease, animal feed, biodiesel and feed-stock for the chemical industry.

(d)
Mexico sales of other products generated in 2008 increased 67.1% from Mexico sales of other products generated in 2007 principally because of both higher sales volumes and higher selling prices for commercial feed.

Gross Profit (Loss).  Gross loss generated in 2008 decreased $756.2 million, or 127.6%, from gross profit generated in 2007. The following table provides gross profit (loss) information:

		Change from 2007			Percent of Net Sales
Components	2008	Amount	Percent		2008		2007
	(In millions, except percent data)

Net sales	$8,525.1	$1,026.5	13.7%		100.0%		100.0%
Cost of sales	8,675.5	1,769.6	25.6%		101.8%		92.1%	(a)
Operational restructuring charges	13.1	13.1	NM		0.1%		—%	(b)

Gross loss	$(163.5)	$(756.2)	(127.6	) %	(1.9	) %	7.9%	(c)

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

(a)
Cost of sales incurred by the US operations during 2008 increased $1,661.6 million from cost of sales incurred by the US operations during 2007. This increase occurred because of incremental costs resulting from increased feed ingredients and energy costs as well as the acquisition of Gold Kist on December 27, 2006. We also experienced in 2008, and continue to experience, increased production and freight costs related to operational inefficiencies, labor shortages at several facilities and higher fuel costs. We believe the labor shortages are attributable in part to heightened publicity of governmental immigration enforcement efforts, ongoing Company compliance efforts and continued changes in the Company’s employment practices in light of recently published governmental best practices and new labor hiring regulations. During 2008, the Company recognized losses totaling $38.3 million on derivative financial instruments executed to manage its exposure to changes in corn and soybean meal prices. The aggregate loss recognized on derivative financial instruments in 2007 was immaterial. Cost of sales incurred by the Mexico operations during 2008 increased $108.0 million from cost of sales incurred by the Mexico operations during 2007 primarily because of increased feed ingredients costs.

(b)
The Company recognized operational restructuring charges, composed entirely of non-cash asset impairment charges, in 2008 related to (i) the closing of two operating complexes in Arkansas and North Carolina, (ii) the closing of seven distribution centers in Florida (2), Iowa, Mississippi, Ohio, Tennessee and Texas, and (iii) the idling of an operating complex in Louisiana.

(c)
Gross loss as a percent of net sales generated in 2008 decreased 9.8 percentage points from gross profit as a percent of sales generated in 2007 primarily because of incremental costs resulting from increased feed ingredients, energy, production and freight costs, charges related to 2008 restructuring actions and the Gold Kist acquisition partially offset by improved selling prices.

NM	Not meaningful.

Operating Income (Loss).  Operating loss generated in 2008 decreased $1,294.9 million, or 545.9%, from operating income generated in 2007. The following tables provide operating income (loss) information:

Source	2008	Change from 2007
		Amount	Percent
	(In millions, except percent data)
Chicken:
United States	$(1,135.4)	$(1,327.8)	(690.0	) %
Mexico	(25.7)	(38.8)	(296.2	) %

Total chicken	(1,161.1)	(1,366.6)	(694.8	) %

Other products:
United States	98.9	70.2	245.2%
Mexico	4.5	1.5	50.0%

Total other products	103.4	71.7	226.9%

Total net sales	$(1,057.7)	$(1,294.9)	(545.9	) %

		Change from 2007			Percent of Net Sales
Components	2008	Amount	Percent		2008		2007
	(In millions, except percent data)

Gross profit (loss)	$(163.5)	$(756.2)	(127.6	) %	(1.9	) %	7.9%
SG&A expenses	376.6	21.1	5.9%		4.4%		4.7%	(a)
Goodwill impairment	501.4	501.4	NM		5.9		—	(b)
Administrative restructuring charges	16.2	16.2	NM		0.2%		—%	(c)

Operating loss	$(1,057.7)	$(1,294.9)	(545.9	) %	(12.4	) %	3.2%	(d)

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

(a)
SG&A expenses incurred by the US operations during 2008 increased 6.9% from SG&A expenses incurred by the US operations during 2007 primarily because of the acquisition of Gold Kist on December 27, 2006.

(b)
As the result of the downward pressure placed on earnings by increased feed ingredients costs, weak demand for breast meat and the oversupply of chicken and other animal-based proteins in the US, the Company evaluated the carrying amount of its goodwill for potential impairment at September 27, 2008. We obtained valuation reports as of September 27, 2008 that indicated the carrying amount of our goodwill should be fully impaired based on current conditions. As a result, we recognized a pretax impairment charge of $501.4 million during 2008.

(c)
The Company incurred administrative restructuring charges, composed entirely of cash-based severance, employee retention, lease commitment and other facility closing charges, in 2008 related to (i) the closing of two operating complexes in Arkansas and North Carolina, (ii) the closing of seven distribution centers in Florida (2), Iowa, Mississippi, Ohio, Tennessee and Texas, (iii) the idling of an operating complex in Louisiana, (iv) the transfer of operations from an operating complex in Arkansas to several of the Company’s other operating complexes, and (v) the closing of an administrative office in Georgia.

(d)
Operating loss as a percent of net sales generated in 2008 decreased 15.6 percentage points from operating income as a percent of sales generated in 2007 primarily because of deterioration in gross profit (loss) performance, goodwill impairment recognized in 2008, charges related to 2008 restructuring actions and incremental SG&A expenses resulting from the Gold Kist acquisition.

NM	Not meaningful.

Interest Expense.  Consolidated interest expense increased 9.0% to $134.2 million in 2008 from $123.2 million in 2007 primarily because of increased borrowings related to the acquisition of Gold Kist and the funding of losses as well as a decrease in amounts of interest capitalized during the year. These factors were partially offset by early extinguishment of debt totaling $299.6 million in September 2007 and lower interest rates on our variable-rate credit facilities. Interest expense represented 1.6% of net sales in both 2008 and 2007.

Loss on Early Extinguishment of Debt.  During 2007, the Company recognized loss on early extinguishment of debt of $26.4 million, which included premiums of $16.9 million along with unamortized loan costs of $9.5 million. These losses related to the redemption of $77.5 million of our 9 1/4/% Senior Subordinated Notes due 2013 and all of our 9 5/8% Senior Notes due 2011.

Income Tax Expense.  The Company’s consolidated income tax benefit in 2008 was $(194.9) million, compared to tax expense of $47.3 million in 2007. The change in income tax expense (benefit) resulted primarily from net operating losses incurred in 2008 which are offset by the tax effect of goodwill impairment and valuation allowances established for deferred tax assets we believe no longer meet the more likely than not realization criteria of SFAS 109, Accounting for Income Taxes. See Note M—Income Taxes to the Consolidated Financial Statements.

Loss from operation of discontinued business.  The Company generated a loss from the operation of its discontinued turkey business of $11.7 million ($7.3 million, net of tax) during 2008 compared to a loss of $7.2 million ($4.5 million, net of tax) during 2007. Net sales generated by the discontinued turkey business in 2008 and 2007 were $86.3 million and $100.0 million, respectively.

Gain on disposal of discontinued business.  In March 2008, the Company sold certain assets of its discontinued turkey business and recognized a gain of $1.5 million ($0.9 million, net of tax).

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

2007 Compared to 2006

Net Sales. Net sales generated in 2007 increased $2,345.9 million, or 45.5%, from net sales generated in 2006. The following table provides additional information regarding net sales:

Source	2007	Change from 2006
		Amount	Percent
	(In millions, except percent data)
Chicken:
United States	$6,328.3	$2,229.9	54.4%	(a)
Mexico	488.5	69.8	16.7%	(b)

Total chicken	6,816.8	2,299.7	50.9%

Other products:
United States	661.1	42.5	6.9%	(c)
Mexico	20.7	3.7	21.6%	(d)

Total other products	681.8	46.2	7.3%

Total net sales	$7,498.6	$2,345.9	45.5%

(a)
US chicken sales generated in 2007 increased 54.4% from US chicken sales generated in 2006 primarily as the result of a 41.1% increase in volume due to the acquisition of Gold Kist on December 27, 2006, increases in the average selling prices of chicken and, for legacy Pilgrim’s Pride products, an improved product mix containing more higher-margin, value-added products.

(b)	Mexico chicken sales generated in 2007 increased 16.7% from Mexico chicken sales generated in 2006 due primarily to increases in production and a 21.2% increase in pricing per pound sold.

(c)
US sales of other products generated in 2007 increased 6.9% from US sales of other products generated in 2007 primarily due to the acquisition of Gold Kist on December 27, 2006 and improved pricing on protein conversion products.

(d)
Mexico sales of other products generated in 2007 increased 21.6% from Mexico sales of other products generated in 2006 principally because of both higher sales volumes and higher selling prices for commercial feed.

Gross Profit. Gross profit generated in 2007 increased $295.7 million, or 99.5%, from gross profit generated in 2006. The following table provides gross profit information:

		Change from 2006		Percent of Net Sales
Components	2007	Amount	Percent	2007	2006
	(In millions, except percent data)

Net sales	$7,498.6	$2,345.9	45.5%	100.0%	100.0%
Cost of sales	6,905.9	2,050.2	42.2%	92.1%	94.2%	(a)

Gross profit	$592.7	$295.7	99.5%	7.9%	5.8%	(b)

(a)
Cost of sales incurred by the US operations in 2008 increased $2,007.7 million due primarily to the acquisition of Gold Kist and increased quantities and costs of energy and feed ingredients. We also experienced in 2007, and continue to experience, increased production and freight costs related to operational inefficiencies, labor shortages at several facilities and higher fuel costs. We believe the labor shortages are attributable in part to heightened publicity of governmental immigration enforcement efforts, ongoing Company compliance efforts and continued changes in the Company’s employment practices in light of recently published governmental best practices and new labor hiring regulations. Cost of sales incurred by our Mexico operations increased $42.5 million primarily due to increased feed ingredient costs.

(b)
Gross profit as a percent of net sales generated in 2007 improved 2.1 percentage points from gross profit as a percent of net sales generated in 2006 due primarily to increased selling prices throughout the industry in response to increased feed ingredients costs.

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

Operating Income. Operating income generated in 2007 increased $226.1 million, or 2,035.9%, from operating income generated in 2006. The following table provides operating income information:

Source	2007	Change from 2006
		Amount	Percent
	(In millions, except percent data)
Chicken:
United States	$192.5	$163.9	572.4%
Mexico	13.1	31.0	173.0%

Total chicken	205.6	194.96	1,828.5%

Other products:
United States	28.6	29.8	2,502.3%
Mexico	3.0	1.4	82.7%

Total other products	31.6	31.2	6,691.5%

Total net sales	$237.2	$226.1	2,035.9%

		Change from 2006		Percent of Net Sales
Components	2007	Amount	Percent	2007	2006
	(In millions, except percent data)

Gross profit	$592.7	$295.7	99.5%	7.9%	5.8%
SG&A expenses	355.5	69.6	24.3%	4.7%	5.6%	(a)

Operating income	$237.2	$226.1	2,035.9%	3.2%	0.2%	(b)

(a)	SG&A expenses incurred during 2007 increased from SG&A expenses incurred during 2006 primarily because of the acquisition of Gold Kist on December 27, 2006.

(b)
Operating income as a percent of net sales generated in 2007 increased 3.0 percentage points from operating income as a percent of sales generated in 2006 primarily because of the acquisition of Gold Kist, increases in the average selling prices of chicken, improved product mix and a reduction of SG&A expenses as a percentage of net sales partially offset by increased production and freight costs and the other factors described above.

Interest Expense. Consolidated interest expense increased 151.3% to $123.2 million in 2007 from $49.0 million in 2006 due primarily to increased borrowing for the acquisition of Gold Kist.

Interest Income. Interest income decreased 53.8% to $4.6 million in 2007 from $10.0 million in 2006 because of lower investment balances.

Loss on Early Extinguishment of Debt. During 2007, the Company recognized loss on early extinguishment of debt of $26.4 million, which included premiums of $16.9 million along with unamortized loan costs of $9.5 million. These losses related to the redemption of $77.5 million of our 9 1/4% Senior Subordinated Notes due 2013 and all of our 9 5/8% Senior Notes due 2011.

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

Income Tax Expense. Consolidated income tax expense in 2007 was $47.3 million compared to tax benefit of $1.6 million in 2006. The increase in consolidated income tax expense is the result of the pretax earnings in 2007 versus pretax loss in 2006 and an increase in tax contingency reserves. In addition, 2006 results included income tax expense of $25.8 million for the restructuring of the Mexico operations and subsequent repatriation of earnings from Mexico under the American Jobs Creation Act of 2004 and a $10.6 million benefit from a change in an estimate. See Note M—Income Taxes to the Consolidated Financial Statements.

Loss from operation of discontinued business. The Company incurred a loss from the operation of its discontinued turkey business of $7.2 million ($4.5 million, net of tax) during 2007 compared to $9.7 million ($6.0 million, net of tax) during 2006. Net sales generated by the discontinued turkey business in 2007 and 2006 were $100.0 million and $82.8 million, respectively.

Liquidity and Capital Resources

Our disclosure regarding liquidity and capital resources has three distinct sections, the first relating to our historical flow of funds, the second relating to our liquidity, debt obligations and off-balance sheet arrangements at September 27, 2008 and the third discussing our liquidity after filing for Chapter 11 bankruptcy protection on December 1, 2008.

Historical Flow of Funds

Cash flows used in operating activities were $680.7 million in 2008 compared to cash flows provided by operating activities of $464.0 million in 2007. The decrease in operating cash flows from 2007 to 2008 was primarily due to the net loss incurred in 2008 as compared to net income generated in 2007 and unfavorable changes in operating assets and liabilities.

At September 27, 2008, our working capital decreased to a deficit of $1,262.2 million and our current ratio decreased to 0.53 to 1, compared with a working capital surplus of $394.7 million and a current ratio of 1.44 to 1 at September 29, 2007 primarily due to an increase in the balance of current maturities of long-term debt and a decrease in the income taxes receivable balance partially offset by higher accounts receivable, inventories as well as lower accounts payable and accrued expenses balances.

Current maturities of long-term debt were $1,874.5 million at September 27, 2008 compared to $2.9 million at September 29, 2007. The $1,871.6 million increase in current maturities was primarily due to the Company’s reclassification of $1,872.1 million to reflect as current the long-term debt under its various credit facilities that will become payable on November 27, 2008 unless the lenders thereunder agree to extend previously granted waivers.

Income taxes receivable were $21.7 million at September 27, 2008 compared to $61.9 million at September 29, 2007. The $40.2 million decrease in income taxes receivable was primarily due to the reclassification of net operating losses incurred in 2007 to deferred income taxes.

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

Trade accounts and other receivables were $144.2 million at September 27, 2008 compared to $114.7 million at September 29, 2007. The $29.5 million increase in trade accounts and other receivables was primarily due to higher sales volumes in the later portion of the fourth quarter of 2008 than were generated in the later portion of the fourth quarter of 2007.

Inventories were $1,036.2 million at September 27, 2008 compared to $925.3 million at September 29, 2007. The $110.9 million increase in inventories was primarily due to increased product costs in finished chicken products and live inventories as a result of higher feed ingredient costs.

Current deferred tax assets were $54.3 million at September 27, 2008 compared to $8.1 million at September 29, 2007. The $46.2 million increase in deferred tax assets was primarily the result of net operating losses incurred during 2007 and 2008.

Accounts payable decreased $19.6 million to $378.9 million at September 27, 2008 compared to $398.5 million at September 29, 2007. The decrease was primarily due to the impact of closing one operating complex and six distribution centers in the second quarter of 2008 partially offset by higher feed ingredients costs.

Accrued expenses decreased $48.4 million to $448.8 million at September 27, 2008 compared to $497.3 million at September 29, 2007. This decrease is due principally to a reduction in interest payable resulting from lower interest rates on our variable-rate notes payable, decreased incentive compensation accruals and amortization of acquisition-related liabilities such as unfavorable sales contracts and unfavorable lease contracts.

Cash flows used in investing activities were $121.6 million and $1,184.5 million in 2008 and 2007, respectively. Cash of $1.102 billion was used to acquire Gold Kist in 2007. Capital expenditures (excluding business acquisitions) of $152.5 million and $172.3 million in 2008 and 2007, respectively, were primarily incurred to acquire and expand certain facilities, improve efficiencies, reduce costs and for the routine replacement of equipment. Capital expenditures for 2009 will be restricted to routine replacement of equipment in our current operations in addition to important projects we began in 2008 and will not exceed the $150 million amount allowed under the DIP Credit Agreement. Cash was used to purchase investment securities of $38.0 million in 2008 and $125.0 million in 2007. Cash proceeds received in 2008 and 2007 from the sale or maturity of investment securities totaled $27.5 million and $208.7 million, respectively. Cash proceeds received in 2008 and 2007 totaled $41.4 million and $6.3 million from the disposal of property, plant and equipment.

Cash flows provided by financing activities totaled $797.7 million and $630.2 million in 2008 and 2007, respectively. Cash proceeds received in 2008 and 2007 from long-term debt were $2,264.9 million and $1,981.3 million, respectively. Cash proceeds received in 2008 from the sale of the Company’s common stock totaled $177.2 million (net of costs incurred to complete the sale). Cash was used to repay long-term debt totaling $1,646.0 million in 2008 and $1,368.7 million in 2007. Cash provided in 2008 and 2007 because of an increase in outstanding cash management obligations totaled $13.6 million and $39.2 million, respectively. Cash was used to pay debt issue and amendment costs totaling $5.6 million and $15.6 million in 2008 and 2007, respectively. Cash was also used to pay dividends of $6.3 million and $6.0 million to holders of the Company’s common stock in 2008 and 2007, respectively.

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

Liquidity, Debt Obligations and Off-Balance Sheet Arrangements at September 27, 2008

Liquidity.  The following table presents our available sources of liquidity as of September 27, 2008.

	Facility	Amount	Amount
Source of Liquidity	Amount	Outstanding	Available
	(In millions)
Cash and cash equivalents	$—	$—	$61.6
Investments in available-for-sale securities	$—	—	$10.4
Receivables purchase agreement	$300.0	$236.3	$—	(a)
Debt facilities:
Revolving credit facilities	$351.6	$233.5	$32.1	(b)(c)
Revolving/term facility	$550.0	$415.0	$135.0	(c)

(a)	The aggregate amount of receivables sold plus the remaining receivables available for sale declined from $300.0 million at September 29, 2007 to $236.3 million at September 27, 2008.

(b)
At September 27, 2008, the Company had $86.0 million in letters of credit outstanding relating to normal business transactions that reduce the amount of available liquidity under the revolving credit facilities.

(c)
The Company entered into waiver agreements with certain of its lenders on September 26, 2008. In connection with those agreements, the Company agreed to have at all times during the term of those waiver agreements undrawn commitments in an aggregate amount not less than $100 million, which effectively reduced the aggregate available amount under these facilities as of September 27, 2008 to approximately $67.1 million. On October 10, 2008, the required lenders under the Company's credit agreements agreed to reduce the required undrawn commitment holdback to $75 million.  On October 26, 2008, the required lenders agreed to further reduce the required undrawn commitment holdback to $35 million.

Debt Obligations.  In September 2006, the Company entered into an amended and restated revolver/term credit agreement with a maturity date of September 21, 2016. At September 27, 2008, this revolver/term credit agreement provided for an aggregate commitment of $1.172 billion consisting of (i) a $550 million revolving/term loan commitment and (ii) $622.4 million in various term loans. At September 27, 2008, the Company had $415.0 million outstanding under the revolver and $620.3 million outstanding in various term loans. The total credit facility is presently secured by certain fixed assets. On September 21, 2011, outstanding borrowings under the revolving/term loan commitment will be converted to a term loan maturing on September 21, 2016. The fixed rate term loans bear interest at rates ranging from 7.34% to 7.56%. The voluntary converted loans bear interest at rates ranging from LIBOR plus 1.0%-2.0%, depending upon the Company’s total debt to capitalization ratio. The floating rate term loans bear interest at LIBOR 1.50%-1.75% based on the ratio of the Company’s debt to EBITDA, as defined in the agreement. The revolving/term loans provide for interest rates ranging from LIBOR plus 1.0%-2.0%, depending upon the Company’s total debt to capitalization ratio. Commitment fees charged on the unused balance of this facility range from 0.20% to 0.40%, depending upon the Company’s total debt to capitalization ratio. In connection with temporary amendments to certain of the financial covenants in this agreement on April 30, 2008, the interest rates were temporarily increased until September 26, 2009 to the following ranges: (i) voluntary converted loans: LIBOR plus 1.5%-3.0%; (ii) floating rate terms loans: LIBOR plus 2.00%-2.75%; and (iii) revolving term loans: LIBOR plus 1.5%-3.0%. In connection with these amendments, the commitment fees were temporarily increased for the same period to range from 0.275%-0.525%. As a result of the Company's Chapter 11 filing, after December 1, 2008, interest will accrue at the default rate, which is two percent above the interest rate otherwise applicable under the credit agreement. One-half of the outstanding obligations under the revolver/term credit agreement are guaranteed by Pilgrim

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

Interests, Ltd., an entity affiliated with our Senior Chairman, Lonnie “Bo” Pilgrim. The filing of the bankruptcy petitions also constituted an event of default under this credit agreement. The total principal amount owed under this credit agreement was approximately $1,126.4 million as of December 1, 2008. As a result of such event of default, all obligations under the agreement became automatically and immediately due and payable, subject to an automatic stay of any action to collect, assert, or recover a claim against the Company and the application of applicable bankruptcy law.

In January 2007, the Company borrowed (i) $780 million under our revolver/term credit agreement and (ii) $450 million under our Bridge Loan agreement to fund the Gold Kist acquisition. On January 24, 2007, the Company closed on the sale of $400 million of 7 5/8% Senior Notes due 2015 (the “Senior Notes”) and $250 million of 8 3/8% Senior Subordinated Notes due 2017 (the “Subordinated Notes”), sold at par. Interest is payable on May 1 and November 1 of each year, beginning November 1, 2007. Prior to the Chapter 11 filings, the notes were subject to certain early redemption features. The proceeds from the sale of the notes, after underwriting discounts, were used to (i) retire the loans outstanding under our Bridge Loan agreement, (ii) repurchase $77.5 million of the Company’s 9 1/4% Senior Subordinated Notes due 2013 at a premium of $7.4 million plus accrued interest of $1.3 million and (iii) reduce outstanding revolving loans under our revolving/term credit agreement. Loss on early extinguishment of debt includes the $7.4 million premium along with unamortized loan costs of $7.1 million related to the retirement of these Notes.

In September 2007, the Company redeemed all of its 9 5/8% Senior Notes due 2011 at a total cost of $307.5 million. To fund a portion of the aggregate redemption price, the Company sold $300 million of trade receivables under its RPA. Loss on early extinguishment of debt includes the $9.5 million premium along with unamortized loan costs of $2.5 million related to the retirement of these Notes.

In February 2007, the Company entered into a domestic revolving credit agreement of up to $300.0 million with a final maturity date of February 18, 2013. The associated revolving credit facility provides for interest rates ranging from LIBOR plus 0.75-1.75%, depending upon our total debt to capitalization ratio. The obligations under this facility are secured by domestic chicken inventories and receivables that were not sold pursuant to the RPA. Commitment fees charged on the unused balance of this facility range from 0.175% to 0.35%, depending upon the Company’s total debt to capitalization ratio.  In connection with temporary amendments to certain of the financial covenants in this agreement on April 30, 2008, the interest rates were temporarily increased until September 26, 2009 to range between LIBOR plus 1.25%-2.75%. In connection with these amendments, the commitment fees were temporarily increased for the same period to range from 0.25%-0.50%. As a result of the Company's Chapter 11 filing, after December 1, 2008, interest will accrue at the default rate, which is two percent above the interest rate otherwise applicable under the credit agreement. One-half of the outstanding obligations under the domestic revolving credit facility are guaranteed by Pilgrim Interests, Ltd., an entity affiliated with our Senior Chairman, Lonnie “Bo” Pilgrim. The filing of the bankruptcy petitions also constituted an event of default under this credit agreement. The total principal amount owed under this credit agreement was approximately $199.5 million as of December 1, 2008. As a result of such event of default, all obligations under the agreement

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

became automatically and immediately due and payable, subject to an automatic stay of any action to collect, assert, or recover a claim against the Company and the application of applicable bankruptcy law.

In September 2006, a subsidiary of the Company, Avícola Pilgrim’s Pride de México, S. de R.L. de C.V. (the “Borrower”), entered into a secured revolving credit agreement of up to $75 million with a final maturity date of September 25, 2011. In March 2007, the Borrower elected to reduce the commitment under this agreement to 558 million Mexican pesos, a US dollar-equivalent 51.6 million at September 27, 2008. Outstanding amounts bear interest at rates ranging from the higher of the Prime Rate or Federal Funds Effective Rate plus 0.5%; LIBOR plus 1.65%-3.125%; or TIIE plus 1.05%-2.55% depending on the loan designation. Obligations under this agreement are secured by a security interest in and lien upon all capital stock and other equity interests of the Company’s Mexican subsidiaries. All the obligations of the Borrower are secured by unconditional guaranty by the Company. At September 27, 2008, $51.6 million was outstanding and no other funds were available for borrowing under this line. Borrowings are subject to “no material adverse effect” provisions.

On November 30, 2008, the Company and certain non-Debtor Mexico subsidiaries of the Company (the "Mexico Subsidiaries") entered into a Waiver Agreement and Second Amendment to Credit Agreement (the "Waiver Agreement") with ING Capital LLC, as agent (the "Mexico Agent"), and the lenders signatory thereto (the "Mexico Lenders"). Under the Waiver Agreement, the Mexico Agent and the Mexico Lenders waived any default or event of default under the Credit Agreement dated as of September 25, 2006, by and among the Company, the Mexico Subsidiaries, the Mexico Agent and the Mexico Lenders, the administrative agent, and the lenders parties thereto (the "ING Credit Agreement"), resulting from the Company's filing of its bankruptcy petition with the Bankruptcy Court. Pursuant to the Waiver Agreement, outstanding amounts under the ING Credit Agreement now bear interest at a rate per annum equal to: the LIBOR Rate, the Base Rate, or the TIIE Rate, as applicable, plus the Applicable Margin (as those terms are defined in the ING Credit Agreement). While the Company is operating under its petitions for reorganization relief, the Waiver Agreement provides for an Applicable Margin for LIBOR loans, Base Rate loans, and TIIE loans of 6.0%, 4.0%, and 5.8%, respectively. The Waiver Agreement further amended the ING Credit Agreement to require the Company to make a mandatory prepayment of the revolving loans, in an aggregate amount equal to 100% of the net cash proceeds received by any Mexico Subsidiary, as applicable, in excess of thresholds specified in the ING Credit Agreement (i) from the occurrence of certain asset sales by the Mexico Subsidiaries; (ii) from the occurrence of any casualty or other insured damage to, or any taking under power of eminent domain or by condemnation or similar proceedings of, any property or asset of any Mexico Subsidiary; or (iii) from the incurrence of certain indebtedness by a Mexico Subsidiary.  Any such mandatory prepayments will permanently reduce the amount of the commitment under the ING Credit Agreement.  In connection with the Waiver Agreement, the Mexico Subsidiaries pledged substantially all of their receivables, inventory, and equipment and certain fixed assets.

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

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

At September 27, 2008, the Company was not in compliance with the provisions that required it to maintain levels of working capital and net worth and to maintain various fixed charge, leverage, current and debt-to-equity ratios. In September 2008, the Company notified its lenders that it expected to incur a significant loss in the fourth quarter of 2008 and entered into agreements with them to temporarily waive the fixed-charge coverage ratio covenant under its credit facilities. The lenders agreed to continue to provide liquidity under the credit facilities during the thirty-day period ended October 28, 2008. On October 27, 2008, the Company entered into further agreements with its lenders to temporarily waive the fixed-charge coverage ratio and leverage ratio covenants under its credit facilities. The lenders agreed to continue to provide liquidity under the credit facilities during the thirty-day period ended November 26, 2008. On November 26, 2008, the Company entered into further agreements with its lenders to extend the temporary waivers until December 1, 2008.

The filing of the bankruptcy petitions also constituted an event of default under the 7 5/8% Senior Notes due 2015, the 8 3/8% Senior Subordinated Notes due 2017 and the 9 1/4% Senior Subordinated Notes due 2013. The total principal amount of the Notes was approximately $657 million as of December 1, 2008. As a result of such event of default, all obligations under the Notes became automatically and immediately due and payable, subject to an automatic stay of any action to collect, assert, or recover a claim against the Company and the application of applicable bankruptcy law.

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

Off-Balance Sheet Arrangements. In June 1999, the Camp County Industrial Development Corporation issued $25.0 million of variable-rate environmental facilities revenue bonds supported by letters of credit obtained by us. At September 27, 2008 and prior to our bankruptcy filing, the proceeds were available for the Company to draw from over the construction period in order to construct new sewage and solid waste disposal facilities at a poultry by-products plant in Camp County, Texas. There was no requirement that we borrow the full amount of the proceeds from these revenue bonds and we had not drawn on the proceeds or commenced construction of the facility as of September 27, 2008. Had the Company borrowed these funds, they would have become due in 2029. The revenue bonds are supported by letters of credit obtained by us under our revolving credit facilities, which are secured by our domestic chicken inventories. The bonds would have been recorded as debt of the Company if and when they were spent to fund construction. The original proceeds from the issuance of the revenue bonds continue to be held by the trustee of the bonds. The interest payment on the revenue bonds, which was due on December 1, 2008, was not paid. The filing of the bankruptcy petitions constituted an event of default under these bonds. As a result of the event of default, the trustee has the right to accelerate all obligations under the bonds such that they become immediately due and payable, subject to an automatic stay of any action to collect, assert, or recover a claim against the Company and the application of applicable bankruptcy law. In addition, the holders of the bonds may tender the bonds for remarketing at any time. We have been notified that the holders have tendered the bonds, which are required to be remarketed on or before December 16, 2008. If the bonds are not successfully remarketed by that date, the holders of the bonds may draw upon the letters of credit supporting the bonds.

In connection with the RPA, the Company sold, on a revolving basis, certain of its trade receivables (the “Pooled Receivables”) to a special purpose entity (“SPE”) wholly owned by the Company, which in turn sold a percentage ownership interest to third parties. The SPE was a separate corporate entity and its assets were available first and foremost to satisfy the claims of its creditors. The aggregate amount of Pooled Receivables sold plus the remaining Pooled Receivables available for sale under the RPA declined from $300.0 million at September 29, 2007 to $236.3 million at September 27, 2008. The outstanding amount of Pooled Receivables sold at September 27, 2008 and September 29, 2007 were $236.3 million and $300.0 million, respectively. The gross proceeds resulting from the sale are included in cash flows from operating activities in the Consolidated Statements of Cash Flows. The losses recognized on the sold receivables during 2008 and 2007 were not material. On December 3, 2008, the RPA was terminated and all receivables thereunder were repurchased with proceeds of borrowings under the DIP Credit Agreement.

We maintain operating leases for various types of equipment, some of which contain residual value guarantees for the market value of assets at the end of the term of the lease. The terms of the lease maturities range from one to seven years. We estimate the maximum potential amount of the residual value guarantees is approximately $19.9 million; however, the actual amount would be offset by any recoverable amount based on the fair market value of the underlying leased assets. No liability has been recorded related to this contingency as the likelihood of payments under these guarantees is not considered to be probable and the fair value of the guarantees is immaterial. We historically have not experienced significant payments under similar residual guarantees.

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

We are a party to many routine contracts in which we provide general indemnities in the normal course of business to third parties for various risks. Among other considerations, we have not recorded a liability for any of these indemnities as, based upon the likelihood of payment, the fair value of such indemnities is immaterial.

Liquidity after Chapter 11 Bankruptcy Filings

As previously discussed, on December 1, 2008, the Debtors filed voluntary petitions in the Bankruptcy Court seeking reorganization relief under the Bankruptcy Code. The filing of the Chapter 11 petitions constituted an event of default under certain of our debt obligations, and those debt obligations became automatically and immediately due and payable, subject to an automatic stay of any action to collect, assert, or recover a claim against the Company and the application of applicable bankruptcy law. As a result, the accompanying Consolidated Balance Sheet as of September 27, 2008 includes a reclassification of $1,872.1 million to reflect as current certain long-term debt under its credit facilities that became automatically and immediately due and payable.
On December 2, 2008, the Bankruptcy Court granted interim approval authorizing the Company and US Subsidiaries to enter into the DIP Credit Agreement, and the Company, the US Subsidiaries and the other parties entered into the DIP Credit Agreement, subject to final approval of the Bankruptcy Court.

The DIP Credit Agreement provides for an aggregate commitment of up to $450 million, which permits borrowings on a revolving basis. The Company received interim approval to access $365 million of the commitment pending issuance of the final order by the Bankruptcy Court. Outstanding borrowings under the DIP Credit Agreement will bear interest at a per annum rate equal to 8.0% plus the greatest of (i) the prime rate as established by the DIP agent from time to time, (ii) the average federal funds rate plus 0.5%, or (iii) the LIBOR rate plus 1.0%, payable monthly. The loans under the DIP Credit Agreement were used to repurchase all receivables sold under the Company's RPA and may be used to fund the working capital requirements of the Company and its subsidiaries according to a budget as approved by the required lenders under the DIP Credit Agreement. For additional information on the RPA, see Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

Actual borrowings by the Company under the DIP Credit Agreement are subject to a borrowing base, which is a formula based on certain eligible inventory and eligible receivables. The borrowing base formula is reduced by pre-petition obligations under the Fourth Amended and Restated Secured Credit Agreement dated as of February 8, 2007, among the Company and certain of its subsidiaries, Bank of Montreal, as administrative agent, and the lenders parties thereto, as amended, administrative and professional expenses, and the amount owed by the Company and the Debtor Subsidiaries to any person on account of the purchase price of agricultural products or services (including poultry and livestock) if that person is entitled to any grower's or producer's lien or other security arrangement. The borrowing base is also limited to 2.22 times the formula amount of total eligible receivables. As of December 6, 2008, the applicable borrowing base was $324.8 million and the amount available for borrowings under the DIP Credit Agreement was $210.9 million.

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

The principal amount of outstanding loans under the DIP Credit Agreement, together with accrued and unpaid interest thereon, are payable in full at maturity on December 1, 2009, subject to extension for an additional six months with the approval of all lenders thereunder. All obligations under the DIP Credit Agreement are unconditionally guaranteed by the US Subsidiaries and are secured by a first priority priming lien on substantially all of the assets of the Company and the US Subsidiaries, subject to specified permitted liens in the DIP Credit Agreement.

Under the terms of the DIP Credit Agreement and applicable bankruptcy law, the Company may not pay dividends on the common stock while it is in bankruptcy. Any payment of future dividends and the amounts thereof will depend on our emergence from bankruptcy, our earnings, our financial requirements and other factors deemed relevant by our Board of Directors at the time.

Capital expenditures for 2009 will be restricted to routine replacement of equipment in our current operations in addition to important projects we began in 2008 and will not exceed the $150 million amount allowed under the DIP Credit Agreement.

In addition to our debt commitments at September 27, 2008, we had other commitments and contractual obligations that obligate us to make specified payments in the future. The filing of the Chapter 11 petitions constituted an event of default under certain of our debt obligations, and those debt obligations became automatically and immediately due and payable, subject to an automatic stay of any action to collect, assert, or recover a claim against the Company and the application of applicable bankruptcy law. The following table summarizes the total amounts due as of September 27, 2008 under all debt agreements, commitments and other contractual obligations. We are in the process of evaluating our executory contracts in order to determine which contracts will be assumed in our Chapter 11 proceedings. Therefore, obligations as currently quantified in the table below and in the footnotes to the table are expected to change. The table indicates the years in which payments are due under the contractual obligations.

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

Assuming that acceleration of certain long-term debt maturities did not occur, contractual obligations at September 27, 2008 were as follows:

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In millions)
Long-term debt(a)(b(c))	$1,941.9	$2.4	$56.7	$203.4	$1,679.4
Guarantee fees(d)	43.5	6.1	12.1	12.1	13.2
Operating leases	130.7	43.6	62.1	23.3	1.7
Purchase obligations(e)	164.9	164.9	—	—	—
Other commitments(f)	65.3	—	33.1	32.2	—

Total	$2,346.3	$217.0	$164.0	$271.0	$1,694.3

(a)	Excludes $86.0 million in letters of credit outstanding related to normal business transactions.
(b)
As a result of the Chapter 11 filing, substantially all long-term debt became automatically and immediately due and payable, subject to an automatic stay of any action to collect, assert, or recover a claim against the Company and the application of applicable bankruptcy law.

(c)
Interest rates on long-term debt were increased as a result of the Chapter 11 filing and the amounts that will actually be paid related to interest are uncertain as they will be subject to the claims process in the bankruptcy case.

(d)	Pursuant to the terms of the DIP Credit Agreement, the Company may not pay any guarantee fees without the consent of the lenders party thereto.
(e)
Includes agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction.

(f)	Includes unrecognized tax benefits under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”).

Pending Adoption of Recent Accounting Pronouncements

Discussion regarding our pending adoption of Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements; SFAS No. 141(R), Business Combinations; SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51; and SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133, is included in Note B—Summary of Significant Accounting Policies to our Consolidated Financial Statements included elsewhere in this Annual Report.

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

Critical Accounting Policies and Estimates

General.  Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the US. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, customer programs and incentives, allowance for doubtful accounts, inventories, income taxes and product recall accounting. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Inventory.  Live chicken inventories are stated at the lower of cost or market and breeder hens at the lower of cost, less accumulated amortization, or market. The costs associated with breeder hens are accumulated up to the production stage and amortized over their productive lives using the unit-of-production method. Finished poultry products, feed, eggs and other inventories are stated at the lower of cost (first-in, first-out method) or market. We record valuations and adjustments for our inventory and for estimated obsolescence at or equal to the difference between the cost of inventory and the estimated market value based upon known conditions affecting inventory obsolescence, including significantly aged products, discontinued product lines, or damaged or obsolete products. We allocate meat costs between our various finished chicken products based on a by-product costing technique that reduces the cost of the whole bird by estimated yields and amounts to be recovered for certain by-product parts. This primarily includes leg quarters, wings, tenders and offal, which are carried in inventory at the estimated recovery amounts, with the remaining amount being reflected as our breast meat cost. Generally, the Company performs an evaluation of whether any lower of cost or market adjustments are required at the segment level based on a number of factors, including: (i) pools of related inventory, (ii) product continuation or discontinuation, (iii) estimated market selling prices and (iv) expected distribution channels. If actual market conditions or other factors are less favorable than those projected by management, additional inventory adjustments may be required. At September 27, 2008, the Company has lowered the carrying value of its inventories by $26.6 million due to lower-of-cost-or-market adjustments.

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

Property, Plant and Equipment. The Company records impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. The impairment charge is determined based upon the amount the net book value of the assets exceeds their fair market value. In making these determinations, the Company utilizes certain assumptions, including, but not limited to: (i) future cash flows estimated to be generated by these assets, which are based on additional assumptions such as asset utilization, remaining length of service and estimated salvage values; (ii) estimated fair market value of the assets; and (iii) determinations with respect to the lowest level of cash flows relevant to the respective impairment test, generally groupings of related operational facilities. Given the interdependency of the Company’s individual facilities during the production process, which operate as a vertically integrated network, and the fact that the Company does not price transfers of inventory between its vertically integrated facilities at market prices, it evaluates impairment of assets held and used at the country level (i.e., the US and Mexico) within each segment. Management believes this is the lowest level of identifiable cash flows for its assets that are held and used in production activities. At the present time, the Company’s forecasts indicate that it can recover the carrying value of its assets based on the projected cash flows of the operations. A key assumption in management’s forecast is that the Company’s sales volumes will return to historical margins as supply and demand between commodities and chicken and other animal-based proteins become more balanced. However, the exact timing of the return to historical margins is not certain and if the return to historical margins is delayed, impairment charges could become necessary in the future. The Company recognized impairment charges related to closed production complexes and distribution centers totaling $10.2 million during 2008.

Goodwill.  The Company evaluates goodwill for impairment annually or at other times when events and circumstances indicate the carrying value of this asset may no longer be fully recoverable. The Company first compares the fair value of each reporting unit, determined using both income and market approaches, to its carrying value. To determine the fair value of each reporting unit, the Company utilizes certain assumptions, including, but not limited to: (i) future cash flows estimated to be generated by each reporting unit, which are based on additional assumptions such as future market growth and trends, forecasted revenue and costs, appropriate discount rates and other variables, (ii) estimated value of the enterprise in the equity markets, and (iii) determinations with respect to the combination of operations that comprise a reporting unit. If the fair value of a reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and the Company does not perform further testing. If the carrying value of a reporting unit’s net assets exceeds the fair value of the reporting unit, then the Company determines the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment of goodwill has occurred and the Company recognizes an impairment loss for the difference between the carrying amount and the implied fair value of goodwill. At September 27, 2008, the Company recognized an impairment charge of $501.4 million, which eliminated all goodwill.

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

Litigation and Contingent Liabilities.  The Company is subject to lawsuits, investigations and other claims related to employment, environmental, product, and other matters. It is required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, including legal defense costs, if any, for these contingencies is made when losses are determined to be probable and loss amounts can be reasonably estimated, and after considerable analysis of each individual issue. With respect to our environmental remediation obligations, the accrual for environmental remediation liabilities is measured on an undiscounted basis. These reserves may change in the future due to favorable or adverse judgments, changes in the Company’s assumptions, the effectiveness of strategies or other factors beyond the Company’s control.

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

Business Combinations.  The Company allocates the total purchase price in connection with acquisitions to assets and liabilities based upon their estimated fair values. For property, plant and equipment and intangible assets other than goodwill, for significant acquisitions, the Company has historically relied upon the use of third party valuation experts to assist in the estimation of fair values. Historically, the carrying value of acquired accounts receivable, inventory and accounts payable have approximated their fair value as of the date of acquisition, though adjustments are made within purchase price accounting to the extent needed to record such assets and liabilities at fair value. With respect to accrued liabilities, the Company uses all available information to make its best estimate of the fair value of the acquired liabilities and, when necessary, may rely upon the use of third party actuarial experts to assist in the estimation of fair value for certain liabilities, primarily self-insurance accruals.

Income Taxes.  The provision for income taxes has been determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred income taxes reflect the net tax effect of temporary differences between the book and tax bases of recorded assets and liabilities, net operating losses and tax credit carry forwards. The amount of deferred tax on these temporary differences is determined using the tax rates expected to apply to the period when the asset is realized or the liability is settled, as applicable, based on the tax rates and laws in the respective tax jurisdiction enacted as of the balance sheet date.

Realizability of Deferred Tax Assets.  The Company reviews its deferred tax assets for recoverability and establishes a valuation allowance based on historical taxable income, projected future taxable income, applicable tax strategies, and the expected timing of the reversals of existing temporary differences. A valuation allowance is provided when it is more likely than not that some or all of the deferred tax assets will not be realized. Valuation allowances have been established primarily for US federal and state net operating loss carry forwards and Mexico net operating loss carry forwards. See Note M—Income Taxes to the Consolidated Financial Statements.

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008
Indefinite Reinvestment in Foreign Subsidiaries.  Taxes are provided for foreign subsidiaries based on the assumption that their earnings will be indefinitely reinvested. As such, US deferred income taxes have not been provided on these earnings. If such earnings were not considered indefinitely reinvested, certain deferred foreign and US income taxes would be provided.

Accounting for Uncertainty in Income Taxes.  On September 30, 2007, and effective for 2008, we adopted the provisions of FIN 48. FIN 48 provides a recognition threshold and measurement criteria for the financial statement recognition of a tax benefit taken or expected to be taken in a tax return. Tax benefits are recognized only when it is more likely than not, based on the technical merits, that the benefits will be sustained on examination. Tax benefits that meet the more-likely-than-not recognition threshold are measured using a probability weighting of the largest amount of tax benefit that has greater than 50% likelihood of being realized upon settlement. Whether the more-likely-than-not recognition threshold is met for a particular tax benefit is a matter of judgment based on the individual facts and circumstances evaluated in light of all available evidence as of the balance sheet date. See Note M—Income Taxes to the Consolidated Financial Statements.

Pension and Other Postretirement Benefits.  The Company’s pension and other postretirement benefit costs and obligations are dependent on the various actuarial assumptions used in calculating such amounts. These assumptions relate to discount rates, salary growth, long-term return on plan assets, health care cost trend rates and other factors. The Company bases the discount rate assumptions on current investment yields on high-quality corporate long-term bonds. The salary growth assumptions reflect our long-term actual experience and future or near-term outlook. Long-term return on plan assets is determined based on historical portfolio results and management’s expectation of the future economic environment. Our health care cost trend assumptions are developed based on historical cost data, the near-term outlook and an assessment of likely long-term trends. Actual results that differ from our assumptions are accumulated and, if in excess of the lesser of 10% of the project benefit obligation or the fair market value of plan assets, amortized over the estimated future working life of the plan participants.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Market Risk-Sensitive Instruments and Positions

The risk inherent in our market risk-sensitive instruments and positions is primarily the potential loss arising from adverse changes in the price of feed ingredients, foreign currency exchange rates, interest rates and the credit quality of its available-for-sale securities as discussed below. The sensitivity analyses presented do not consider the effects that such adverse changes may have on overall economic activity, nor do they consider additional actions our management may take to mitigate our exposure to such changes. Actual results may differ.

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

Feed Ingredients.  We purchase certain commodities, primarily corn and soybean meal, for use as ingredients in the feed we either sell commercially or consume in our live operations. As a result, our earnings are affected by changes in the price and availability of such feed ingredients. As market conditions dictate, we will attempt to minimize our exposure to the changing price and availability of such feed ingredients using various techniques, including, but not limited to: (i) executing purchase agreements with suppliers for future physical delivery of feed ingredients at established prices and (ii) purchasing or selling derivative financial instruments such as futures and options. We do not use such financial instruments for trading purposes and are not a party to any leveraged derivatives. Market risk is estimated as a hypothetical 10% increase in the weighted-average cost of our primary feed ingredients as of September 27, 2008. Based on our feed consumption during 2008, such an increase would have resulted in an increase to cost of sales of approximately $343.0 million, excluding the impact of any feed ingredients derivative financial instruments in that period. A 10% change in ending feed ingredients inventories at September 27, 2008 would be $9.5 million, excluding any potential impact on the production costs of our chicken inventories. As of September 27, 2008, the fair market value of the Company’s open derivative commodity positions was an $18.0 million liability. During October 2009, all of the Company’s positions were liquidated and an additional loss of $21.8 million was recognized.

Foreign Currency.  Our earnings are affected by foreign exchange rate fluctuations related to the Mexican peso net monetary position of our Mexico subsidiaries. We manage this exposure primarily by attempting to minimize our Mexican peso net monetary position. We are also exposed to the effect of potential exchange rate fluctuations to the extent that amounts are repatriated from Mexico to the US. However, we currently anticipate that the future cash flows of our Mexico subsidiaries will be reinvested in our Mexico operations. In addition, the Mexican peso exchange rate can directly and indirectly impact our financial condition and results of operations in several ways, including potential economic recession in Mexico because of devaluation of their currency. The impact on our financial position and results of operations resulting from a hypothetical change in the exchange rate between the US dollar and the Mexican peso cannot be reasonably estimated. Foreign currency exchange gains and losses, representing the change in the US dollar value of the net monetary assets of our Mexico subsidiaries denominated in Mexican pesos, was a gain of $0.6 million in 2008, a loss of $1.4 million in 2007 and a loss of $0.1 million in 2006. The average exchange rates for 2008, 2007 and 2006 were 10.61 Mexican pesos to 1 US dollar, 10.95 Mexican pesos to 1 US dollar and 10.87 Mexican pesos to 1 US dollar, respectively. No assurance can be given as to how future movements in the Mexican peso could affect our future financial condition or results of operations.

Interest Rates.  Our earnings are also affected by changes in interest rates due to the impact those changes have on our variable-rate debt instruments. We had variable-rate debt instruments representing approximately 54.7% of our total debt at September 27, 2008. Holding other variables constant, including levels of indebtedness, an increase in interest rates of 25 basis points would have increased our interest expense by $2.7 million for 2008. These amounts are determined by considering the impact of the hypothetical interest rates on our variable-rate debt at September 27, 2008.

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

Market risk for fixed-rate debt is estimated as the potential increase in fair value resulting from a hypothetical decrease in interest rates of 25 basis points. Using a discounted cash flow analysis, the market risk on fixed-rate debt totaled $30.1 million as of September 27, 2008. Due to our current financial condition, our public debt is trading at a substantial discount. As of November 28, 2008, the most recent trades of our 7 5/8% senior unsecured notes and 8 3/8% senior subordinated unsecured notes were executed at $14.00 per $100.00 par value and $4.50 per $100.00 par value, respectively. Management also expects that the fair value of our non-public credit facilities has also decreased, but cannot reliably estimate the fair value at this time.

Available-for-Sale Securities. The Company and certain retirement plans that it sponsors invest in a variety of financial instruments. In response to the continued turbulence in global financial markets, we have analyzed our portfolios of investments and, to the best of our knowledge, none of our investments, including money market funds units, commercial paper and municipal securities, have been downgraded because of this turbulence, and neither we nor any fund in which we participate hold significant amounts of structured investment vehicles, mortgage backed securities, collateralized debt obligations, auction-rate securities, credit derivatives, hedge funds investments, fund of funds investments or perpetual preferred securities. At September 27, 2008, the fair value of the Company’s available-for-sale portfolio was $66.3 million. Management does not believe a hypothetical change in interest rates of 25 basis points or a 10% decrease in equity prices would be material to the Company.

Impact of Inflation.  Due to low to moderate inflation in the US and Mexico and our rapid inventory turnover rate, the results of operations have not been significantly affected by inflation during the past three-year period.

Item 8.  Financial Statements and Supplementary Data

The consolidated financial statements together with the report of our independent registered public accounting firm and financial statement schedule are included on pages 95 through 151 of this report. Financial statement schedules other than those included herein have been omitted because the required information is contained in the consolidated financial statements or related notes, or such information is not applicable.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

Item 9A.  Controls and Procedures

As of September 27, 2008, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Senior Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Company’s management, including the Senior Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer, concluded the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that information we are required to disclose in our reports filed with the Securities and Exchange Commission is accumulated and communicated to our management, including our Senior Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the evaluation described above, the Company’s management, including the Senior Chairman of the Board, Chief Executive Officer and Chief Financial Officer, identified no other change in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended September 27, 2008 and that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Pilgrim's Pride Corporation’s (“PPC”) management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). PPC’s internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles.

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, PPC’s management assessed the design and operating effectiveness of internal control over financial reporting as of September 27, 2008 based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission.

Based on this assessment, management concluded that PPC’s internal control over financial reporting was effective as of September 27, 2008. Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of September 27, 2008. That report is included herein.

/s/ Lonnie “Bo” Pilgrim
Lonnie “Bo” Pilgrim
Senior Chairman of the Board of Directors

/s/ J. Clinton Rivers
J. Clinton Rivers
President,
Chief Executive Officer
Director

/s/ Richard A. Cogdill
Richard A. Cogdill
Chief Financial Officer,
Secretary and Treasurer
Director

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders
Pilgrim’s Pride Corporation

We have audited Pilgrim's Pride Corporation’s internal control over financial reporting as of September 27, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Pilgrim's Pride Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Pilgrim's Pride Corporation maintained, in all material respects, effective internal control over financial reporting as of September 27, 2008, based on the COSO criteria.

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pilgrim's Pride Corporation as of September 27, 2008 and September 29, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 27, 2008, of Pilgrim's Pride Corporation, and our report dated December 10, 2008, expressed an unqualified opinion thereon.

Ernst & Young LLP

Dallas, Texas
December 10, 2008

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

Item 9B.  Other Information

Not applicable.

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

PART III

Item 10.  Directors and Executive Officers and Corporate Governance

Certain information regarding our executive officers has been presented under “Executive Officers” included in Item 1. “Business,” above.

Reference is made to the section entitled “Election of Directors” of the Company’s Proxy Statement for its 2009 Annual Meeting of Stockholders, which section is incorporated herein by reference.

Reference is made to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s Proxy Statement for its 2009 Annual Meeting of Stockholders, which section is incorporated herein by reference.

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

See Item 13.  “Certain Relationships and Related Transactions, and Director Independence.”

As of September 27, 2008, the Company did not have any compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance by the Company.

Item 13.                     Certain Relationships and Related Transactions, and Director Independence

Additional information responsive to Items 10, 11, 12 and 13 is incorporated by reference from the sections entitled “Security Ownership,” “Board of Directors Independence,” “Committees of the Board of Directors,” “Election of Directors,” “Report of the Compensation Committee,” “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Certain Transactions” of the Company’s Proxy Statement for its 2009 Annual Meeting of Stockholders.

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

Item 14.  Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference from the section entitled “Independent Registered Public Accounting Firm Fee Information” of the Company’s Proxy Statement for its 2009 Annual Meeting of Stockholders.

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

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

	(3)	The financial statements schedule entitled “Valuation and Qualifying Accounts and Reserves” is filed as part of this report on page 151.

(b)		Exhibits

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

2.3
Agreement and Plan of Merger dated as of December 3, 2006, by and among the Company, Protein Acquisition Corporation, a wholly owned subsidiary of the Company, and Gold Kist Inc. (incorporated by reference from Exhibit 99.(D)(1) to Amendment No. 11 to the Company’s Tender Offer Statement on Schedule TO filed on December 5, 2006).

3.1	Certificate of Incorporation of the Company, as amended (incorporated by reference from Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended October 2, 2004).

3.2	Amended and Restated Corporate Bylaws of the Company (incorporated by reference from Exhibit 4.4 of the Company’s Registration Statement on Form S-8 (No. 333-111929) filed on January 15, 2004).

4.1	Certificate of Incorporation of the Company, as amended (included as Exhibit 3.1).

4.2	Amended and Restated Corporate Bylaws of the Company (included as Exhibit 3.2).

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

4.3
Indenture, dated November 21, 2003, between Pilgrim's Pride Corporation and The Bank of New York as Trustee relating to Pilgrim’s Pride’s 9 1/4% Senior Notes due 2013 (incorporated by reference from Exhibit 4.1 of the Company's Registration Statement on Form S-4 (No. 333-111975) filed on January 16, 2004).

4.4	Form of 9 1/4% Note due 2013 (incorporated by reference from Exhibit 4.3 of the Company's Registration Statement on Form S-4 (No. 333-111975) filed on January 16, 2004).

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

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

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

10.12
Guaranty Fee Agreement between Pilgrim’s Pride Corporation and Pilgrim Interests, Ltd., dated June 11, 1999 (incorporated by reference from Exhibit 10.24 of the Company’s Annual Report on Form 10-K for the year ended October 2, 1999).

10.13
Commercial Property Lease dated December 29, 2000 between Pilgrim’s Pride Corporation and Pilgrim Poultry G.P. (incorporated by reference from Exhibit 10.30 of the Company’s Quarterly Report on Form 10-Q for the three months ended December 30, 2000).

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

10.14
Amendment No. 1 dated as of December 31, 2003 to Purchase and Contribution Agreement dated as of June 26, 1998, between Pilgrim’s Pride Funding Corporation and Pilgrim’s Pride Corporation (incorporated by reference from Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed February 4, 2004).

10.15	Employee Stock Investment Plan of the Company (incorporated by reference from Exhibit 4.1 of the Company’s Registration Statement on Form S-8 (No. 333-111929) filed on January 15, 2004). …

10.16	2005 Deferred Compensation Plan of the Company (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 27, 2004). …

10.17
Vendor Service Agreement dated effective December 28, 2005 between Pilgrim's Pride Corporation and Pat Pilgrim (incorporated by reference from Exhibit 10.2 of the Company's Current Report on Form 8-K dated January 6, 2006).

10.18
Transportation Agreement dated effective December 28, 2005 between Pilgrim's Pride Corporation and Pat Pilgrim (incorporated by reference from Exhibit 10.3 of the Company's Current Report on Form 8-K dated January 6, 2006).

10.19
Credit Agreement by and among the Avícola Pilgrim’s Pride de México, S. de R.L. de C.V. (the "Borrower"), Pilgrim's Pride Corporation, certain Mexico subsidiaries of the Borrower, ING Capital LLC, and the lenders signatory thereto dated as of September 25, 2006 (incorporated by reference from Exhibit 10.1 of the Company's Current Report on Form 8-K filed on September 28, 2006).

10.20
2006 Amended and Restated Credit Agreement by and among CoBank, ACB, Agriland, FCS and the Company dated as of September 21, 2006 (incorporated by reference from Exhibit 10.2 of the Company's Current Report on Form 8-K filed on September 28, 2006).

10.21
First Amendment to the Pilgrim’s Pride Corporation Amended and Restated 2005 Deferred Compensation Plan Trust, dated as of November 29, 2006 (incorporated by reference from Exhibit 10.03 of the Company’s Current Report on Form 8-K filed on December 05, 2006). …

10.22
Agreement and Plan of Merger dated as of December 3, 2006, by and among the Company, Protein Acquisition Corporation, a wholly owned subsidiary of the Company, and Gold Kist Inc. (incorporated by reference from Exhibit 99.(D)(1) to Amendment No. 11 to the Company’s Tender Offer Statement on Schedule TO filed on December 5, 2006).

10.23
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

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

10.24
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

10.25
Fourth Amended and Restated Secured Credit Agreement, dated as of February 8, 2007, by and among the Company, To-Ricos, Ltd., To-Ricos Distribution, Ltd., Bank of Montreal, as agent, SunTrust Bank, as syndication agent, U.S. Bank National Association and Wells Fargo Bank, National Association, as co-documentation agents, BMO Capital Market, as lead arranger, and the other lenders signatory thereto (incorporated by reference from Exhibit 10.01 of the Company’s Current Report on Form 8-K dated February 12, 2007).

10.26
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

10.27
First Amendment to Credit Agreement, dated as of March 15, 2007, by and among the Borrower, the Company, the Subsidiary Guarantors, ING Capital LLC, and the Lenders (incorporated by reference from Exhibit 10.01 of the Company’s Current Report on Form 8-K dated March 20, 2007).

10.28
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

10.29
Retirement and Consulting Agreement dated as of October 10, 2007, between the Company and Clifford E. Butler (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K dated October 10, 2007). …

10.30
Fifth Amendment to Credit Agreement, dated as of August 7, 2007, by and among the Company as borrower, CoBank, ACB, as lead arranger and co-syndication agent, and the sole book runner, and as administrative, documentation and collateral agent, Agriland, FCS, as co-syndication agent, and as syndication party, and the other syndication parties signatory thereto (incorporated by reference from Exhibit 10.39 of the Company’s Annual Report on Form 10-K filed on November 19, 2007).

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

10.31
Sixth Amendment to Credit Agreement, dated as of November 7, 2007, by and among the Company as borrower, CoBank, ACB, as administrative agent, and the other syndication parties signatory thereto (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K dated November 13, 2007).

10.32
Ground Lease Agreement effective February 1, 2008 between Pilgrim's Pride Corporation and Pat Pilgrim (incorporated by reference from Exhibit 10.1 of the Company's Current Report on Form 8-K dated February 1, 2008).

10.33
Seventh Amendment to Credit Agreement, dated as of March 10, 2008, by and among the Company as borrower, CoBank, ACB, as administrative agent, and the other syndication parties signatory thereto (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 20, 2008).

10.34
First Amendment to the Fourth Amended and Restated Secured Credit Agreement, dated as of March 11, 2008, by and among the Company, To-Ricos, Ltd., To-Ricos Distribution, Ltd., Bank of Montreal, as administrative agent, and the other lenders signatory thereto (incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 20, 2008).

10.35
Eighth Amendment to Credit Agreement, dated as of April 30, 2008, by and among the Company as borrower, CoBank, ACB, as administrative agent, and the other syndication parties signatory thereto (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 5, 2008).

10.36
Second Amendment to the Fourth Amended and Restated Secured Credit Agreement, dated as of April 30, 2008, by and among the Company, To-Ricos, Ltd., To-Ricos Distribution, Ltd., Bank of Montreal, as administrative agent, and the other lenders signatory thereto (incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 5, 2008).

10.37
Change to Company Contribution Amount Under the Amended and Restated 2005 Deferred Compensation Plan of the Company (incorporated by reference from Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed July 30, 2008). …

10.38
Limited Duration Waiver of Potential Defaults and Events of Default under Credit Agreement dated September 26, 2008 by and among Pilgrim's Pride Corporation, as borrower, CoBank, ACB, as administrative agent, and the other syndication parties signatory thereto (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 29, 2008).

10.39
Limited Duration Waiver Agreement dated as of September 26, 2008 by and among Pilgrim's Pride Corporation, as borrower, Bank of Montreal, as administrative agent, and certain other bank parties thereto (incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed on September 29, 2008).

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

10.40
Limited Duration Waiver Agreement dated as of September 26, 2008 by and among Pilgrim's Pride Corporation, Pilgrim's Pride Funding Corporation, BMO Capital Markets Corp., as administrator, and Fairway Finance Company, LLC (incorporated by reference from Exhibit 10.3 to the Company's Current Report on Form 8-K filed on September 29, 2008).

10.41
Amended and Restated Receivables Purchase Agreement dated as of September 26, 2008 among Pilgrim's Pride Corporation, Pilgrim's Pride Funding Corporation, BMO Capital Markets Corp., as administrator, and the various purchasers and purchaser agents from time to time parties thereto (incorporated by reference from Exhibit 10.4 to the Company's Current Report on Form 8-K filed on September 29, 2008).

10.42
Amendment No. 1 dated as of October 10, 2008 to Amended and Restated Receivables Purchase Agreement, dated as of September 26, 2008 among Pilgrim's Pride Corporation, Pilgrim's Pride Funding Corporation, BMO Capital Markets Corp., as administrator, and the various purchasers and purchaser agents from time to time parties thereto.*

10.43
Amendment No. 2 to Purchase and Contribution Agreement dated as of September 26, 2008 among Pilgrim's Pride Funding Corporation and Pilgrim's Pride Corporation (incorporated by reference from Exhibit 10.5 to the Company's Current Report on Form 8-K filed on September 29, 2008).

10.44
Limited Duration Waiver of Potential Defaults and Events of Default under Credit Agreement dated October 26, 2008 by and among Pilgrim's Pride Corporation, as borrower, CoBank, ACB, as administrative agent, and the other syndication parties signatory thereto (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 27, 2008).

10.45
Limited Duration Waiver Agreement dated as of October 26, 2008 by and among Pilgrim's Pride Corporation, as borrower, Bank of Montreal, as administrative agent, and certain other bank parties thereto (incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed on October 27, 2008).

10.46
Limited Duration Waiver Agreement dated as of October 26, 2008 by and among Pilgrim's Pride Corporation, Pilgrim's Pride Funding Corporation, BMO Capital Markets Corp., as administrator, and Fairway Finance Company, LLC (incorporated by reference from Exhibit 10.3 to the Company's Current Report on Form 8-K filed on October 27, 2008).

10.47
Form of Change in Control Agreement dated as of October 21, 2008 between the Company and certain of its executive officers (incorporated by reference from Exhibit 10.4 to the Company's Current Report on Form 8-K filed on October 27, 2008). …

10.48
First Amendment to Limited Duration Waiver of Potential Defaults and Events of Default under Credit Agreement dated November 25, 2008 by and among Pilgrim's Pride Corporation, as borrower, CoBank, ACB, as administrative agent, and the other syndication parties signatory thereto.*

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

10.49
First Amendment to Limited Duration Waiver Agreement dated as of November 25, 2008 by and among Pilgrim's Pride Corporation, as borrower, Bank of Montreal, as administrative agent, and certain other bank parties thereto.*

10.50
First Amendment to Limited Duration Waiver Agreement dated as of November 25, 2008 by and among Pilgrim's Pride Corporation, Pilgrim's Pride Funding Corporation, BMO Capital Markets Corp., as administrator, and Fairway Finance Company, LLC. *

10.51
Waiver Agreement and Second Amendment to Credit Agreement dated November 30, 2008, by and among the Company and certain non-debtor Mexico subsidiaries of the Company, ING Capital LLC, as agent, and the lenders signatory thereto.*

10.52	Post-Petition Credit Agreement dated December 2, 2008 by and among the Company, as borrower, the US Subsidiaries, as guarantors, Bank of Montreal, as agent, and the lenders party thereto.*

12	Ratio of Earnings to Fixed Charges for the years ended September 27, 2008, September 29, 2007, September 30, 2006, October 1, 2005, October 2, 2004, and September 27, 2003.*

21	Subsidiaries of Registrant.*

23	Consent of Ernst & Young LLP.*

31.1	Certification of Co-Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Co-Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Co-Principal Executive Officer of Pilgrim's Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Co-Principal Executive Officer of Pilgrim's Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.3	Certification of Chief Financial Officer of Pilgrim's Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*Filed herewith

…Represents a management contract or compensation plan arrangement

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 11th day of December 2008.

PILGRIM’S PRIDE CORPORATION

By:	/s/ Richard A. Cogdill
Richard A. Cogdill
Chief Financial Officer, Secretary and Treasurer
(Principal Financial and Accounting Officer)

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Lonnie “Bo” Pilgrim	Senior Chairman of the Board	12/11/08
Lonnie “Bo” Pilgrim

/s/ Lonnie Ken Pilgrim	Chairman of the Board	12/11/08
Lonnie Ken Pilgrim

/s/ J. Clinton Rivers	President	12/11/08
J. Clinton Rivers	Chief Executive Officer and Director

/s/ Richard A. Cogdill	Chief Financial Officer, Secretary, Treasurer and	12/11/08
Richard A. Cogdill	Director
(Principal Financial and Accounting Officer)

/s/ Charles L. Black	Director	12/11/08
Charles L. Black

/s/ Linda Chavez	Director	12/11/08
Linda Chavez

/s/ S. Key Coker	Director	12/11/08
S. Key Coker

/s/ Keith W. Hughes	Director	12/11/08
Keith W. Hughes

/s/ Blake D. Lovette	Director	12/11/08
Blake D. Lovette

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008
Signature	Title	Date

/s/ Vance C. Miller, Sr.	Director	12/11/08
Vance C. Miller, Sr.

/s/ James G. Vetter, Jr.	Director	12/11/08
James G. Vetter, Jr.

/s/ Donald L. Wass, Ph.D.	Director	12/11/08
Donald L. Wass, Ph.D.

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Pilgrim’s Pride Corporation

We have audited the accompanying consolidated balance sheets of Pilgrim’s Pride Corporation (the “Company”) as of September 27, 2008 and September 29, 2007, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 27, 2008. Our audits also include the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pilgrim’s Pride Corporation at September 27, 2008 and September 29, 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 27, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that Pilgrim’s Pride Corporation will continue as a going concern. As more fully described in Note A, the Company filed for reorganization under Chapter 11 of the United States Bankruptcy Code on December 1, 2008. This, and the other business environment factors discussed, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note A. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As discussed in Note M to the consolidated financial statements, Pilgrim’s Pride Corporation adopted Financial Accounting Standards Board Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109," effective September 30, 2007.

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pilgrim’s Pride Corporation’s internal control over financial reporting as of September 27, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 10, 2008, expressed an unqualified opinion thereon.

Ernst & Young LLP

Dallas, Texas
December 10, 2008

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

Consolidated Balance Sheets
Pilgrim’s Pride Corporation

	September 27, 2008	September 29, 2007
Assets	(In thousands, except shares and per share data)
Current assets:
Cash and cash equivalents	$61,553	$66,168
Investment in available-for-sale securities	10,439	8,153
Trade accounts and other receivables, less allowance for doubtful accounts	144,156	114,678
Inventories	1,036,163	925,340
Income taxes receivable	21,656	61,901
Current deferred taxes	54,312	8,095
Prepaid expenses and other current assets	71,552	47,959
Assets held for sale	17,370	15,534
Assets of discontinued business	33,519	53,232

Total current assets	1,450,720	1,301,060

Investment in available-for-sale securities	55,854	46,035
Other assets	51,768	60,113
Identified intangible assets, net	67,363	78,433
Goodwill	—	505,166
Property, plant and equipment, net	1,673,004	1,783,429

	$3,298,709	$3,774,236
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$378,887	$398,512
Accrued expenses	448,823	497,262
Current maturities of long-term debt	1,874,469	2,872
Liabilities of discontinued business	10,783	6,556

Total current liabilities	2,712,962	905,202

Long-term debt, less current maturities	67,514	1,318,558
Deferred income taxes	80,755	326,570
Other long-term liabilities	85,737	51,685
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value, 160,000,000 shares authorized; 74,055,733 and 66,555,733 shares issued and outstanding at year end 2008 and 2007, respectively	740	665
Additional paid-in capital	646,922	469,779
Accumulated earnings (deficit)	(317,082)	687,775
Accumulated other comprehensive income	21,161	14,002

Total stockholders’ equity	351,741	1,172,221

	$3,298,709	$3,774,236

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

Consolidated Statements of Operations
Pilgrim’s Pride Corporation

	Three Years Ended September 27, 2008
	2008	2007	2006
	(In thousands, except per share data)
Net sales	$8,525,112	$7,498,612	$5,152,729
Costs and expenses:
Cost of sales	8,675,524	6,905,882	4,855,646
Operational restructuring charges	13,083	—	—

Gross profit (loss)	(163,495)	592,730	297,083

Selling, general and administrative expenses	376,599	355,539	285,978
Goodwill impairment	501,446	—	—
Administrative restructuring charges	16,156	—	—

Total costs and expenses	9,582,808	7,261,421	5,141,624

Operating income (loss)	(1,057,696)	237,191	11,105

Other expenses (income):
Interest expense	134,220	123,183	49,013
Interest income	(2,593)	(4,641)	(10,048)
Loss on early extinguishment of debt	—	26,463	—
Miscellaneous, net	(2,230)	(6,649)	(1,234)

	129,397	138,356	37,731

Income (loss) from continuing operations before income taxes	(1,187,093)	98,835	(26,626)
Income tax expense (benefit)	(194,921)	47,319	1,573

Income (loss) from continuing operations	(992,172)	51,516	(28,199)
Income (loss) from operations of discontinued business, net of tax	(7,312)	(4,499)	(6,033)
Gain on disposal of discontinued business, net of tax	903	—	—

Net income (loss)	$(998,581)	$47,017	$(34,232)

Net income (loss) per common share—basic and diluted:
Continuing operations	$(14.31)	$0.77	$(0.42)
Discontinued business	(0.09)	(0.06)	(0.09)

Net income (loss)	$(14.40)	$0.71	$(0.51)

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

Consolidated Statements of Stockholders’ Equity
Pilgrim’s Pride Corporation

					Accumulated
			Additional	Accumulated	Other
	Common Stock		Paid-In	Earnings	Comprehensive	Treasury
	Shares	Value	Capital	(Deficit)	Income (Loss)	Stock	Total
	(In thousands, except shares and per share data)
Balance at October 1, 2005	66,826,833	$668	$471,344	$753,527	$(373)	$(1,568)	$1,223,598

Net loss				(34,232)			(34,232)
Other comprehensive income					507		507

Total comprehensive loss							(33,725)

Cancellation of treasury stock	(271,100)	(3)	(1,565)			1,568	—
Cash dividends declared ($1.09 per share)				(72,545)			(72,545)

Balance at September 30, 2006	66,555,733	665	469,779	646,750	134	—	1,117,328

Net income				47,017			47,017
Other comprehensive income					13,868		13,868

Total comprehensive income							60,885

Cash dividends declared ($.09 per share)				(5,992)			(5,992)

Balance at September 29, 2007	66,555,733	665	469,779	687,775	14,002	—	1,172,221

Net loss				(998,581)			(998,581)
Other comprehensive income					7,159		7,159

Total comprehensive loss							(991,422)

Sale of common stock	7,500,000	75	177,143				177,218
Cash dividends declared ($.09 per share)				(6,328)			(6,328)
Other				52			52

Balance at September 27, 2008	74,055,733	$740	$646,922	$(317,082)	$21,161	$—	$351,741

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

Consolidated Statements of Cash Flows
Pilgrim’s Pride Corporation

	Three Years Ended September 27, 2008
	2008	2007	2006
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(998,581)	$47,017	$(34,232)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities
Depreciation and amortization	240,305	204,903	135,133
Non-cash loss on early extinguishment of debt	—	9,543	—
Tangible asset impairment	13,184	—	3,767
Goodwill impairment	501,446	—	—
Loss (gain) on property disposals	(14,850)	(446)	1,781
Deferred income taxes	(195,944)	83,884	20,455
Changes in operating assets and liabilities, net of the effect of business acquired
Accounts and other receivables	(19,864)	247,217	31,121
Income taxes payable/receivable	(1,552)	5,570	(55,363)
Inventories	(103,937)	(129,645)	(58,612)
Prepaid expenses and other current assets	(23,392)	(2,981)	(6,594)
Accounts payable and accrued expenses	(71,293)	(5,097)	(3,501)
Other	(6,248)	4,045	(3,626)

Cash provided by (used in) operating activities	(680,726)	464,010	30,329

Cash flows from investing activities:
Acquisitions of property, plant and equipment	(152,501)	(172,323)	(143,882)
Purchase of investment securities	(38,043)	(125,045)	(318,266)
Proceeds from sale or maturity of investment securities	27,545	208,676	490,764
Business acquisition, net of cash acquired	—	(1,102,069)	—
Proceeds from property disposals	41,367	6,286	4,148
Other, net	—	—	(506)

Cash provided by (used in) investing activities	(121,632)	(1,184,475)	32,258

Cash flows from financing activities:
Proceeds from notes payable to banks	—	—	270,500
Repayments on notes payable to banks	—	—	(270,500)
Proceeds from long-term debt	2,264,912	1,981,255	74,683
Payments on long-term debt	(1,646,028)	(1,368,700)	(36,950)
Changes in cash management obligations	13,558	39,231	—
Sale of common stock	177,218	—	—
Debt issue costs	(5,589)	(15,565)	(3,938)
Cash dividends paid	(6,328)	(5,992)	(72,545)

Cash provided by (used in) financing activities	797,743	630,229	(38,750)

Increase (decrease) in cash and cash equivalents	(4,615)	(90,236)	23,837
Cash and cash equivalents, beginning of year	66,168	156,404	132,567

Cash and cash equivalents, end of year	$61,553	$66,168	$156,404

Supplemental Disclosure Information:
Cash paid during the year for:
Interest (net of amount capitalized)	$142,339	$104,394	$48,590
Income taxes paid	$6,411	$11,164	$37,813

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—BUSINESS, CHAPTER 11 BANKRUPTCY FILINGS AND PROCESS, AND GOING CONCERN MATTERS

Business

Pilgrim's Pride Corporation (referred to herein as “the Company,” “we,” “us,” “our,” or similar terms) is one of the largest chicken companies in the United States (“US”), Mexico and Puerto Rico. Our fresh chicken retail line is sold in the southeastern, central, southwestern and western regions of the US, throughout Puerto Rico, and in the northern and central regions of Mexico. Our prepared-foods products meet the needs of some of the largest customers in the food service industry across the US. Additionally, the Company exports commodity chicken products to 80 countries. As a vertically integrated company, we control every phase of the production of our products. We operate feed mills, hatcheries, processing plants and distribution centers in 14 US states, Puerto Rico and Mexico.

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

We reported a net loss of $998.6 million, or $14.40 per common share, for the year, which included a negative gross margin of $163.5 million. As of September 27, 2008, the Company’s accumulated deficit aggregated $317.1 million. During 2008, the Company used $680.7 million of cash in operations. At September 27, 2008, we had cash and cash equivalents totaling $61.6 million. The following factors contributed to this performance:

•
Feed ingredient costs increased substantially between the first quarter of 2007 and the end of 2008. While chicken selling prices generally improved over the same period, prices did not improve sufficiently to offset the higher costs of feed ingredients. More recently, prices have actually declined as the result of weak demand for breast meat and a general oversupply of chicken in the US.

•
The Company recognized losses on derivative financial instruments, primarily futures contracts and options on corn and soybean meal, during 2008 totaling $38.3 million. In the fourth quarter of 2008, it recognized losses on derivative financial instruments totaling $155.7 million. In late June and July of 2008, management executed various derivative financial instruments for August and September soybean meal and corn prices. After entering into these positions, the prices of the commodities decreased significantly in July and August of 2008 creating these losses.

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

•
The Company evaluated the carrying amount of its goodwill for potential impairment at September 27, 2008. We obtained valuation reports as of September 27, 2008 that indicated the carrying amount of our goodwill should be fully impaired based on current conditions. As a result, we recognized a pretax impairment charge of $501.4 million during 2008.

•
The Company assessed the realizability of its net deferred tax assets position and increased its valuation allowance and recognized additional income tax expense of approximately $71.2 million during 2008.

In September 2008, the Company entered into agreements with its lenders to temporarily waive the fixed-charge coverage ratio covenant under its credit facilities. The lenders agreed to continue to provide liquidity under the credit facilities during the thirty-day period ended October 28, 2008. On October 27, 2008, the Company entered into further agreements with its lenders to temporarily waive the fixed-charge coverage ratio and leverage ratio covenants under its credit facilities. The lenders agreed to continue to provide liquidity under the credit facilities during the thirty-day period ended November 26, 2008. On that same day, the Company also announced its intention to exercise its 30-day grace period in making a $25.7 million interest payment due on November 3, 2008 under its 8 3/8% senior subordinated notes and its 7 5/8% senior notes. On November 17, 2008, the Company exercised its 30-day grace period in making a $0.3 million interest payment due on November 17, 2008 under its 9 1/4% senior subordinated notes. On November 26, 2008, the Company entered into further agreements with its lenders to extend the temporary waivers until December 1, 2008.

Chapter 11 Bankruptcy Filings

On December 1, 2008 (the "Petition Date"), the Company and certain of its subsidiaries (collectively, the "Debtors") filed voluntary petitions for reorganization under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division (the "Bankruptcy Court"). The cases are being jointly administered under Case No. 08-45664. The Company’s operations in Mexico and certain operations in the US were not included in the filing (the “Non-filing Subsidiaries) and will continue to operate outside the Chapter 11 process.

Subject to certain exceptions under the Bankruptcy Code, the Debtors’ Chapter 11 filing automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover on, collect or secure a claim arising prior to the Petition Date. Thus, for example, most creditor actions to obtain possession of property from the Debtors, or to create, perfect or enforce any lien against the property of the Debtors, or to collect on monies owed or otherwise exercise rights or remedies with respect to a pre-petition claim are enjoined unless and until the Bankruptcy Court lifts the automatic stay.

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

The filing of the Chapter 11 petitions constituted an event of default under certain of our debt obligations, and those debt obligations became automatically and immediately due and payable, subject to an automatic stay of any action to collect, assert, or recover a claim against the Company and the application of applicable bankruptcy law. As a result, the accompanying Consolidated Balance Sheet as of September 27, 2008 includes a reclassification of $1,872.1 million to reflect as current certain long-term debt under its credit facilities that, absent the stay, would have become automatically and immediately due and payable.

Chapter 11 Process

The Debtors are currently operating as "debtors in possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. In general, as debtors in possession, we are authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.

On December 2, 2008, the Bankruptcy Court granted interim approval authorizing the Company and the Subsidiaries organized in the United States (the "US Subsidiaries") to enter into that certain Post-Petition Credit Agreement (the "DIP Credit Agreement") among the Company, as borrower, the US Subsidiaries, as guarantors, Bank of Montreal, as agent (the "DIP Agent"), and the lenders party thereto. On December 2, 2008, the Company, the US Subsidiaries and the other parties entered into the DIP Credit Agreement, subject to final approval of the Bankruptcy Court.

The DIP Credit Agreement provides for an aggregate commitment of up to $450 million, which permits borrowings on a revolving basis. The Company received interim approval to access $365 million of the commitment pending issuance of the final order by the Bankruptcy Court. Outstanding borrowings under the DIP Credit Agreement will bear interest at a per annum rate equal to 8.0% plus the greatest of (i) the prime rate as established by the DIP agent from time to time, (ii) the average federal funds rate plus 0.5%, or (iii) the LIBOR rate plus 1.0%, payable monthly. The loans under the DIP Credit Agreement were used to repurchase all receivables sold under the Company's Receivables Purchase Agreement (“RPA”) and may be used to fund the working capital requirements of the Company and its subsidiaries according to a budget as approved by the required lenders under the DIP Credit Agreement. For additional information on the RPA, see Note F—Accounts Receivable.

Actual borrowings by the Company under the DIP Credit Agreement are subject to a borrowing base, which is a formula based on certain eligible inventory and eligible receivables. The borrowing base formula is reduced by pre-petition obligations under the Fourth Amended and Restated Secured Credit Agreement dated as of February 8, 2007, among the Company and certain of its subsidiaries, Bank of Montreal, as administrative agent, and the lenders parties thereto, as amended, administrative and professional expenses, and the amount owed by the Company and the Debtor Subsidiaries to any person on account of the purchase price of agricultural products or services (including poultry and livestock) if that person is entitled to any grower's or producer's lien or other security arrangement. The borrowing base is also limited to 2.22 times the formula amount of total eligible receivables. As of December 6, 2008, the applicable borrowing base was $324.8 million and the amount available for borrowings under the DIP Credit Agreement was $210.9 million.

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

The principal amount of outstanding loans under the DIP Credit Agreement, together with accrued and unpaid interest thereon, are payable in full at maturity on December 1, 2009, subject to extension for an additional six months with the approval of all lenders thereunder. All obligations under the DIP Credit Agreement are unconditionally guaranteed by the US Subsidiaries and are secured by a first priority priming lien on substantially all of the assets of the Company and the US Subsidiaries, subject to specified permitted liens in the DIP Credit Agreement.

The DIP Credit Agreement allows the Company to provide advances to the Non-filing Subsidiaries of up to approximately $25 million at any time outstanding. Management believes that all of the Non-filing Subsidiaries, including the Company’s Mexican subsidiaries, will be able to operate within this limitation.

For additional information on the DIP Credit Agreement, see Note L—Notes Payable and Long-Term Debt.

The Bankruptcy Court has approved payment of certain of the Debtors’ pre-petition obligations, including, among other things, employee wages, salaries and benefits, and the Bankruptcy Court has approved the Company's payment of vendors and other providers in the ordinary course for goods and services received from and after the Petition Date and other business-related payments necessary to maintain the operation of our businesses. The Debtors have retained, subject to Bankruptcy Court approval, legal and financial professionals to advise the Debtors on the bankruptcy proceedings and certain other "ordinary course" professionals. From time to time, the Debtors may seek Bankruptcy Court approval for the retention of additional professionals.

Shortly after the Petition Date, the Debtors began notifying all known current or potential creditors of the Chapter 11 filing. Subject to certain exceptions under the Bankruptcy Code, the Debtors’ Chapter 11 filing automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover on, collect or secure a claim arising prior to the Petition Date. Thus, for example, most creditor actions to obtain possession of property from the Debtors, or to create, perfect or enforce any lien against the property of the Debtors, or to collect on monies owed or otherwise exercise rights or remedies with respect to a pre-petition claim are enjoined unless and until the Bankruptcy Court lifts the automatic stay. Vendors are being paid for goods furnished and services provided after the Petition Date in the ordinary course of business.

As required by the Bankruptcy Code, the United States Trustee for the Northern District of Texas appointed an official committee of unsecured creditors (the "Creditors’ Committee"). The Creditors’ Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court with respect to the Debtors. There can be no assurance that the Creditors’ Committee will support the Debtors’ positions on matters to be presented to the Bankruptcy Court in the future or on any plan of reorganization, once proposed. Disagreements between the Debtors and the Creditors’ Committee could protract the Chapter 11 proceedings, negatively impact the Debtors’ ability to operate and delay the Debtors’ emergence from the Chapter 11 proceedings.

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

Under Section 365 and other relevant sections of the Bankruptcy Code, we may assume, assume and assign, or reject certain executory contracts and unexpired leases, including, without limitation, leases of real property and equipment, subject to the approval of the Bankruptcy Court and certain other conditions. Any description of an executory contract or unexpired lease in this report, including where applicable our express termination rights or a quantification of our obligations, must be read in conjunction with, and is qualified by, any overriding rejection rights we have under Section 365 of the Bankruptcy Code.

In order to successfully exit Chapter 11, the Debtors will need to propose, and obtain confirmation by the Bankruptcy Court of a plan of reorganization that satisfies the requirements of the Bankruptcy Code. A plan of reorganization would, among other things, resolve the Debtors’ pre-petition obligations, set forth the revised capital structure of the newly reorganized entity and provide for corporate governance subsequent to exit from bankruptcy.

The Debtors have the exclusive right for 120 days after the Petition Date to file a plan of reorganization and, if we do so, 60 additional days to obtain necessary acceptances of our plan. We will likely file one or more motions to request extensions of these time periods. If the Debtors’ exclusivity period lapsed, any party in interest would be able to file a plan of reorganization for any of the Debtors. In addition to being voted on by holders of impaired claims and equity interests, a plan of reorganization must satisfy certain requirements of the Bankruptcy Code and must be approved, or confirmed, by the Bankruptcy Court in order to become effective.

The timing of filing a plan of reorganization by us will depend on the timing and outcome of numerous other ongoing matters in the Chapter 11 proceedings. There can be no assurance at this time that a plan of reorganization will be confirmed by the Bankruptcy Court or that any such plan will be implemented successfully.

We have incurred and will continue to incur significant costs associated with our reorganization. The amount of these costs, which are being expensed as incurred commencing in November 2008, are expected to significantly affect our results of operations.

Under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise, pre-petition liabilities and post-petition liabilities must be satisfied in full before stockholders are entitled to receive any distribution or retain any property under a plan of reorganization. The ultimate recovery to creditors and/or stockholders, if any, will not be determined until confirmation of a plan or plans of reorganization. No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 cases to each of these constituencies or what types or amounts of distributions, if any, they would receive. A plan of reorganization could result in holders of our liabilities and/or securities, including our common stock, receiving no distribution on account of their interests and cancellation of their holdings. Because of such possibilities, the value of our liabilities and securities, including our common stock, is highly speculative. Appropriate caution should be exercised with respect to existing and future investments in any of the liabilities and/or securities of the Debtors. At this time there is no assurance we will be able to restructure as a going concern or successfully propose or implement a plan of reorganization.

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

Going Concern Matters

The accompanying Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern. However, there is substantial doubt about the Company’s ability to continue as a going concern based on the factors previously discussed. The Consolidated Financial Statements do not include any adjustments related to the recoverability and classification of recorded assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon the ability of the Company to return to historic levels of profitability and, in the near term, restructure its obligations in a manner that allows it to obtain confirmation of a plan of reorganization by the Bankruptcy Court.

Management is addressing the Company’s ability to return to profitability by conducting profitability reviews at certain facilities in an effort to reduce inefficiencies and manufacturing costs. The Company reduced production capacity in the near term by closing two production complexes and consolidating operations at a third production complex into its other facilities. This action resulted in a headcount reduction of approximately 2,300 production employees. Subsequent to September 27, 2008, the Company also reduced headcount by 335 non-production employees.

On November 7, 2008, the Board of Directors appointed a Chief Restructuring Officer (“CRO”) for the Company. The appointment of a CRO was a requirement included in the waivers received from the Company’s lenders on October 27, 2008. The CRO will assist the Company with cost reduction initiatives, restructuring plans development and long-term liquidity improvement. The CRO reports to the Board of Directors of the Company.

In order to emerge from bankruptcy, the Company will need to obtain alternative financing to replace the DIP Credit Agreement and to satisfy the secured claims of its pre-bankruptcy creditors.

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Pilgrim’s Pride Corporation and its majority owned subsidiaries. We eliminate all significant affiliate accounts and transactions upon consolidation.

The Company reports on the basis of a 52/53-week year that ends on the Saturday closest to September 30. As a result, 2008, 2007, and 2006 each had 52 weeks.

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

The Company re-measures the financial statements of its Mexico subsidiaries as if the US dollar were the functional currency. Accordingly, we translate assets and liabilities, other than non-monetary assets, of the Mexico subsidiaries at current exchange rates. We translate non-monetary assets using the historical exchange rate in effect on the date of each asset’s acquisition. We translate income and expenses at average exchange rates in effect during the period. Currency exchange gains or losses are included in the line item Other Expenses (Income) in the Consolidated Statements of Operations.

Accounting Adjustments and Reclassifications

In 2006, the Company recognized tax-effected costs totaling $4.6 million related to events that occurred prior to 2006 affecting the Pilgrim’s Pride Retirement Plan for Union Employees and certain postretirement obligations in Mexico. The Company believes these costs, considered individually and in the aggregate, are not material to our Consolidated Financial Statements for 2006.

We have made certain reclassifications to the 2007 and 2006 Consolidated Financial Statements with no impact to reported net income (loss) in order to conform to the 2008 presentation.

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

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

Current and Long-Term Investments

The Company’s current and long-term investments consist primarily of investment-grade debt and equity securities, bond and equity mutual funds, and insurance contracts. The investment-grade debt and equity securities as well as the bond and equity mutual funds are classified as available-for-sale. These securities are recorded at fair value, and unrealized holding gains and losses are recorded, net of tax, as a separate component of accumulated other comprehensive income. Debt securities with remaining maturities of less than one year and those identified by management at the time of purchase for funding operations in less than one year are classified as current. Debt securities with remaining maturities greater than one year that management has not identified at the time of purchase for funding operations in less than one year are classified as long-term. All equity securities are classified as long-term. Unrealized losses are charged against net earnings when a decline in fair value is determined to be other than temporary. Management reviews several factors to determine whether a loss is other than temporary, such as the length of time a security is in an unrealized loss position, the extent to which fair value is less than amortized cost, the impact of changing interest rates in the short and long term, and the Company’s intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. The Company determines the cost of each security sold and each amount reclassified out of accumulated other comprehensive income into earnings using the specific identification method. Purchases and sales are recorded on a trade date basis. The insurance contracts are held in the Company’s deferred compensation trusts. They are recorded at fair value with the gains and losses resulting from changes in fair value immediately recognized in earnings.

Investments in joint ventures and entities in which the Company has an ownership interest greater than 50% and exercises control over the venture are consolidated in the Consolidated Financial Statements. Minority interests in the years presented, amounts of which are not material, are included in the line item Other Long-Term Liabilities in the Consolidated Balance Sheets. Investments in joint ventures and entities in which the Company has an ownership interest between 20% and 50% and exercises significant influence are accounted for using the equity method. The Company owns a 49% interest in Merit Provisions LLC (“Merit”) that it consolidates because the Company provided financial support to the entity that owns a 51% interest in Merit. The operations of Merit are not significant to the Company as a whole at this time. The Company invests from time to time in ventures in which its ownership interest is less than 20% and over which it does not exercise significant influence. Such investments are accounted for under the cost method. The fair values for investments not traded on a quoted exchange are estimated based upon the historical performance of the ventures, the ventures’ forecasted financial performance and management’s evaluation of the ventures’ viability and business models. To the extent the book value of an investment exceeds its assessed fair value, the Company will record an appropriate impairment charge. Thus, the carrying value of the Company’s investments approximates fair value.

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

Accounts Receivable

The Company records accounts receivable upon shipment and transfer of ownership of its products to customers. We record an allowance for doubtful accounts, reducing our receivables balance to an amount we estimate is collectible from our customers. Estimates used in determining the allowance for doubtful accounts are based on historical collection experience, current trends, aging of accounts receivable, and periodic credit evaluations of our customers’ financial condition. We write off accounts receivable when it becomes apparent, based upon age or customer circumstances, that such amounts will not be collected. Generally, the Company does not require collateral for its accounts receivable.

Inventories

Live poultry inventories are stated at the lower of cost or market and breeder hens at the lower of cost, less accumulated amortization, or market. The costs associated with breeder hens are accumulated up to the production stage and amortized over the productive lives using the unit-of-production method. Finished poultry products, feed, eggs and other inventories are stated at the lower of cost (first-in, first-out method) or market. We record valuations and adjustments for our inventory and for estimated obsolescence at or equal to the difference between the cost of inventory and the estimated market value based upon known conditions affecting the inventory’s obsolescence, including significantly aged products, discontinued product lines, or damaged or obsolete products. We allocate meat costs between our various finished poultry products based on a by-product costing technique that reduces the cost of the whole bird by estimated yields and amounts to be recovered for certain by-product parts, primarily including leg quarters, wings, tenders and offal, which are carried in inventory at the estimated recovery amounts, with the remaining amount being reflected as our breast meat cost. Generally, the Company performs an evaluation of whether any lower-of-cost-or-market adjustments are required at the segment level based on a number of factors, including (i) pools of related inventory, (ii) product age, condition and continuation or discontinuation, (iii) estimated market selling prices and (iv) expected distribution channels. If actual market conditions or other factors are less favorable than those projected by management, additional inventory adjustments may be required.

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

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

The Company recognizes impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. The impairment charge is determined based upon the amount the net book value of the assets exceeds their fair market value. In making these determinations, the Company utilizes certain assumptions, including, but not limited to (i) future cash flows estimates expected to be generated by these assets, which are based on additional assumptions such as asset utilization, remaining length of service and estimated salvage values; (ii) estimated fair market value of the assets; and (iii) determinations with respect to the lowest level of cash flows relevant to the respective impairment test, generally groupings of related operational facilities.

Given the interdependency of the Company’s individual facilities during the production process, which operate as a vertically integrated network, and the fact that the Company does not price transfers of inventory between its vertically integrated facilities at market prices, it evaluates impairment of assets held and used at the country level (i.e., the US and Mexico) within each segment. Management believes this is the lowest level of identifiable cash flows for its assets that are held and used in production activities. At the present time, the Company’s forecasts indicate that it can recover the carrying value of its assets based on the projected cash flows of the operations. A key assumption in management’s forecast is that the Company’s sales volumes will return to historical margins as supply and demand between commodities and chicken and other animal-based proteins become more balanced. However, the exact timing of the return to historical margins is not certain, and if the return to historical margins is delayed, impairment charges could become necessary in the future.

Goodwill and Other Intangible Assets

Our intangible assets consist of goodwill and assets subject to amortization such as trade names, customer relationships and non-compete agreements. We calculate amortization of those assets that are subject to amortization on a straight-line basis over the estimated useful lives of the related assets. The useful lives range from three years for trade names and non-compete agreements to thirteen years for customer relationships.

We evaluate goodwill for impairment annually or at other times if events have occurred or circumstances exist that indicate the carrying value of goodwill may no longer be recoverable. We compare the fair value of each reporting unit to its carrying value. We determine the fair value using a weighted average of results derived from both the income approach and the market approach. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. Under the market approach, we calculate the fair value of a reporting unit based on the market values of key competitors. If the fair value of the reporting unit exceeds the carrying value of the net assets including goodwill assigned to that unit, goodwill is not impaired. If the carrying value of the reporting unit’s net assets including goodwill exceeds the fair value of the reporting unit, then we determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment of goodwill has occurred and we recognize an impairment loss for the difference between the carrying amount and the implied fair value of goodwill as a component of operating income.

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

We review intangible assets subject to amortization for impairment whenever an event or change in circumstances indicates the carrying values of the assets may not be recoverable. We test intangible assets subject to amortization for impairment and estimate their fair values using the same assumptions and techniques we employ on property, plant and equipment.

Litigation and Contingent Liabilities

The Company is subject to lawsuits, investigations and other claims related to employment, environmental, product, and other matters. The Company is required to assess the likelihood of any adverse judgments or outcomes, as well as potential ranges of probable losses, to these matters. The Company estimates the amount of reserves required, including anticipated cost of defense, if any, for these contingencies when losses are determined to be probable and after considerable analysis of each individual issue. With respect to our environmental remediation obligations, the accrual for environmental remediation liabilities is measured on an undiscounted basis. These reserves may change in the future due to changes in the Company’s assumptions, the effectiveness of strategies, or other factors beyond the Company’s control.

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

Income Taxes

The provision for income taxes has been determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred income taxes reflect the net tax effect of temporary differences between the book and tax bases of recorded assets and liabilities, net operating losses and tax credit carry forwards. The amount of deferred tax on these temporary differences is determined using the tax rates expected to apply to the period when the asset is realized or the liability is settled, as applicable, based on the tax rates and laws in the respective tax jurisdiction enacted as of the balance sheet date.

The Company reviews its deferred tax assets for recoverability and establishes a valuation allowance based on historical taxable income, projected future taxable income, applicable tax strategies, and the expected timing of the reversals of existing temporary differences. A valuation allowance is provided when it is more likely than not that some or all of the deferred tax assets will not be realized. Valuation allowances have been established primarily for US federal and state net operating loss carry forwards and Mexico net operating loss carry forwards. See Note M—Income Taxes to the Consolidated Financial Statements.

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

Taxes are provided for foreign subsidiaries based on the assumption that their earnings will be indefinitely reinvested. As such, US deferred income taxes have not been provided on these earnings. If such earnings were not considered indefinitely reinvested, certain deferred foreign and US income taxes would be provided.

On September 30, 2007, and effective for our year ended 2008, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 provides a recognition threshold and measurement criteria for the financial statement recognition of a tax benefit taken or expected to be taken in a tax return. Tax benefits are recognized only when it is more likely than not, based on the technical merits, that the benefits will be sustained on examination. Tax benefits that meet the more-likely-than-not recognition threshold are measured using a probability weighting of the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. Whether the more-likely-than-not recognition threshold is met for a particular tax benefit is a matter of judgment based on the individual facts and circumstances evaluated in light of all available evidence as of the balance sheet date. See Note M—Income Taxes to the Consolidated Financial Statements.

Pension and Other Postretirement Benefits

Our pension and other postretirement benefit costs and obligations are dependent on the various actuarial assumptions used in calculating such amounts. These assumptions relate to discount rates, salary growth, long-term return on plan assets, health care cost trend rates and other factors. We base the discount rate assumptions on current investment yields on high-quality corporate long-term bonds. The salary growth assumptions reflect our long-term actual experience and future or near-term outlook. We determine the long-term return on plan assets based on historical portfolio results and management’s expectation of the future economic environment. Our health care cost trend assumptions are developed based on historical cost data, the near-term outlook and an assessment of likely long-term trends. Actual results that differ from our assumptions are accumulated and, if in excess of the lesser of 10% of the projected benefit obligation or the fair market value of plan assets, amortized over the estimated future working life of the plan participants.

Business Combinations

The Company allocates the total purchase price in connection with acquisitions to assets and liabilities based upon their estimated fair values. For significant acquisitions, the Company has historically relied upon the use of third-party valuation experts to assist in the estimation of the fair values of property, plant and equipment and intangible assets other than goodwill. Historically, the carrying value of acquired accounts receivable, inventory and accounts payable have approximated their fair value as of the date of acquisition, though adjustments are made within purchase price accounting to the extent needed to record such assets and liabilities at fair value. With respect to accrued liabilities, the Company uses all available information to make its best estimate of the fair value of the acquired liabilities and, when necessary, may rely upon the use of third-party actuarial experts to assist in the estimation of fair value for certain liabilities, primarily pension and self-insurance accruals.

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

Operating Leases

Rent expense for operating leases is recorded on a straight-line basis over the lease term unless the lease contains an escalation clause which is not fixed and determinable. The lease term begins when we have the right to control the use of the leased property, which is typically before rent payments are due under the terms of the lease. If a lease has a fixed and determinable escalation clause, the difference between rent expense and rent paid is recorded as deferred rent and is included in the Consolidated Balance Sheets. Rent for operating leases that do not have an escalation clause or where escalation is based on an inflation index is expensed over the lease term as it is payable.

Derivative Financial Instruments

The Company attempts to mitigate certain financial exposures, including commodity purchase exposures and interest rate risk, through a program of risk management that includes the use of derivative financial instruments. We recognize all derivative financial instruments in the Consolidated Balance Sheets at fair value.

We have elected not to designate derivative financial instruments executed to mitigate commodity purchase exposures as hedges of forecasted transactions or of the variability of cash flows to be received or paid related to recognized assets or liabilities (“cash flow hedges”). Therefore, we recognize changes in the fair value of these derivative financial instruments immediately in earnings. Gains or losses related to these derivative financial instruments are included in the line item Cost of sales in the Consolidated Statements of Operations. We generally do not attempt to mitigate price change exposure on anticipated commodities transactions beyond 18 months.

We occasionally execute derivative financial instruments to manage exposure to interest rate risk. In particular, we executed a Treasury lock instrument in 2007 to “lock in”, or secure, the Treasury rate that served as the basis for the pricing of a prospective public debt issue. A “treasury lock” is a synthetic forward sale of a US Treasury note or bond that is settled in cash based upon the difference between an agreed upon Treasury rate and the prevailing Treasury rate at settlement. We designated the lock instrument as a cash flow hedge and recognized changes in the fair value of the instrument in accumulated other comprehensive income until the prospective public debt issue occurred. Once the public debt was issued, we began recognizing the change in the fair value of the lock instrument as an adjustment to interest expense over the term of the related debt.

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

Fair Value of Financial Instruments

The asset (liability) amounts recorded in the Consolidated Balance Sheet (carrying amounts) and the estimated fair values of financial instruments at September 27, 2008 consisted of the following:

	Carrying Amount	Fair Value	Reference
	(In thousands)
Cash and cash equivalents	$61,553	$61,553
Investments in available-for-sale securities	66,293	66,293	Note H
Accounts receivable	144,156	144,156	Note F
Derivative financial instruments	(17,968)	(17,968)	Note Q
Accounts payable and accrued expenses	(827,710)	(827,710)	Note K
Public debt obligations	(656,996)	(371,206)	Note L
Non-public credit facilities	(1,284,987)	(a)	Note L

(a)	Management also expects that the fair value of our non-public credit facilities has also decreased, but cannot reliably estimate the fair value at this time.

The carrying amounts of our cash and cash equivalents, accounts receivable, accounts payable and certain other liabilities approximate their fair values due to their relatively short maturities. The Company adjusts its investments to fair value based on quoted market prices. Derivative financial instruments are adjusted to fair value at least once each quarter using inputs that are readily available in public markets or can be derived from information available in public markets.

Concentrations of Various Risks

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents, investment securities, derivative financial instruments and trade accounts receivable. The Company’s cash equivalents and investment securities are high-quality debt and equity securities placed with major banks and financial institutions. Our derivative financial instruments are generally exchange-traded futures or options contracts placed with major financial institutions. The Company’s trade accounts receivable are generally unsecured. Credit evaluations are performed on all significant customers and updated as circumstances dictate. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers and their dispersion across geographic areas. With the exception of one customer that accounts for approximately 13% of trade accounts receivable at September 27, 2008 and approximately 11% of net sales for 2008 primarily related to our chicken segment, the Company does not believe it has significant concentrations of credit risk in its trade accounts receivable.

At September 27, 2008, approximately 33% of the Company’s employees were covered under collective bargaining agreements and approximately 26% of the employees covered under collective bargaining agreements are covered under agreements that will expire in 2009. We have not experienced any work stoppage at any location in over five years. We believe our relations with our employees are satisfactory. At any given time, we will be in some stage of contract negotiation with various collective bargaining units.

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

Net Income (Loss) per Common Share

Net income (loss) per common share is based on the weighted average number of shares of common stock outstanding during the year. The weighted average number of shares outstanding (basic and diluted) included herein were 69,337,326 shares in 2008 and 66,555,733 shares in both 2007 and 2006.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the US requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We make significant estimates in regard to receivables collectibility; inventory valuation; realization of deferred tax assets; valuation of long-lived assets, including goodwill; valuation of contingent liabilities and self insurance liabilities; valuation of pension and other postretirement benefits obligations; and valuation of acquired businesses.

Pending Adoption of Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, for some enterprises, the application of this Statement will change current practice. The Company must adopt SFAS No. 157 in the first quarter of fiscal 2009. The adoption of SFAS No. 157 will not require material modification of our fair value measurements and will be substantially limited to expanded disclosures in the notes to our Consolidated Financial Statements.

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. This Statement improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects by establishing principles and requirements for how the acquirer (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company must apply prospectively SFAS No. 141(R) to business combinations for which the acquisition date occurs during or subsequent to the first quarter of 2010. The impact that adoption of SFAS No. 141(R) will have on the Company’s financial condition, results of operations and cash flows is dependent upon many factors. Such factors would include, among others, the fair values of the assets acquired and the liabilities assumed in any applicable business combination, the amount of any costs the Company would incur to effect any applicable business combination, and the amount of any restructuring costs the Company expected but was not obligated to incur as the result of any applicable business combination. Thus, we cannot accurately predict the effect SFAS No. 141(R) will have on future acquisitions at this time.

In December 2007, the FASB also issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. This Statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for how that reporting entity (i) identifies, labels and presents in its consolidated statement of financial position the ownership interests in subsidiaries held by parties other than itself, (ii) identifies and presents on the face of its consolidated statement of operations the amount of consolidated net income attributable to itself and to the noncontrolling interest, (iii) accounts for changes in its ownership interest while it retains a controlling financial interest in a subsidiary, (iv) initially measures any retained noncontrolling equity investment in a subsidiary that is deconsolidated, and (v) discloses other information about its interests and the interests of the noncontrolling owners. The Company must apply prospectively the accounting requirements of SFAS No. 160 in the first quarter of 2010. The Company should also apply retroactively the presentation and disclosure requirements of the Statement for all periods presented at that time. The Company does not expect the adoption of SFAS No. 160 will have a material impact on its financial position, financial performance or cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Company must apply the requirements of SFAS No. 161 in the first quarter of 2010. The Company does not expect the adoption of SFAS No. 161 will have a material impact on its financial position, financial performance or cash flows.

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

NOTE C—BUSINESS ACQUISITION

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

The following summarizes the purchase price for Gold Kist at December 27, 2006 (in thousands):

Purchase of 50,146,368 shares at $21.00 per share	$1,053,074
Premium paid on retirement of debt	22,208
Retirement of share-based compensation awards	25,677
Transaction costs and fees	37,740

Total purchase price	$1,138,699

We retired the Gold Kist 10 1/4% Senior Notes due 2014 with a book value of $128.5 million at a cost of $149.8 million plus accrued interest and the Gold Kist Subordinated Capital Certificates of Interest at par plus accrued interest and a premium of one year’s interest. We also paid acquisition transaction costs and funded change in control payments to certain Gold Kist employees. This acquisition was initially funded by (i) $780.0 million borrowed under our revolving-term secured credit facility and (ii) $450.0 million borrowed under our $450.0 million Senior Unsecured Term Loan Agreement (“Bridge Loan”). For additional information, see Note L—Notes Payable and Long-Term Debt.

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

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

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

Goodwill and other intangible assets reflected above were determined to meet the criteria for recognition apart from tangible assets acquired and liabilities assumed. Intangible assets related to the acquisition consisted of the following at December 27, 2006:

	Estimated	Amortization
	Fair Value	Period
	(In millions)	(In years)
Intangible assets subject to amortization:
Customer relationships	$51,000	13.0
Trade name	13,200	3.0
Non-compete agreements	300	3.0

Total intangible assets subject to amortization	64,500

Goodwill	499,669

Total intangible assets	$564,169

Weighted average amortization period		10.9

Goodwill, which is recognized in the Company’s chicken segment, represents the purchase price in excess of the value assigned to identifiable tangible and intangible assets. We elected to acquire Gold Kist at a price that resulted in the recognition of goodwill because we believed the following strategic and financial benefits were present:

•	The combined company would be positioned as the world’s leading chicken producer and that position would provide us with enhanced abilities to:

▪	Compete more efficiently and provide even better customer service;
▪	Expand our geographic reach and customer base;
▪	Further pursue value-added and prepared chicken opportunities; and
▪	Offer long-term growth opportunities for our stockholders, employees, and growers.

•	The combined company would be better positioned to compete in the industry both internationally and in the US as additional consolidation occurred.

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

As discussed in Note I—Goodwill, because of the deterioration in the chicken industry subsequent to the acquisition, the Company determined that this goodwill was fully impaired at September 27, 2008.

The amortizable intangible assets were determined by us to have finite lives. The useful life for the customer relationships intangible asset we recognized was based on our forecasts of customer turnover. The useful life for the trade name intangible asset we recognized was based on the estimated length of our use of the Gold Kist trade name while it is phased out and replaced with the Pilgrim’s Pride trade name. The useful life of the non-compete agreements intangible asset we recognized was based on the remaining life of the agreements. We amortize these intangible assets over their remaining useful lives on a straight-line basis. Annual amortization expense for these intangible assets was $8.4 million in 2008 and $6.3 million in 2007. We expect to recognize annual amortization expense of $8.4 million in 2009, $5.1 million in 2010, $3.9 million in each year from 2011 through 2019, and $1.0 million in 2020.

The following unaudited pro forma financial information has been presented as if the acquisition had occurred at the beginning of each period presented.

	2007	2006
	Pro forma	Pro forma
	(In thousands, except shares and per share data)
Net sales	$8,026,422	$7,269,182
Depreciation and amortization	$228,539	$221,512
Operating income (loss)	$206,640	$(45,482)
Interest expense, net	$144,354	$123,726
Income (loss) from continuing operations before taxes	$43,900	$(163,049)
Income (loss) from continuing operations	$17,331	$(112,538)
Net income (loss)	$12,832	$(118,571)
Income (loss) from continuing operations per common share	$0.26	$(1.69)
Net income (loss) per common share	$0.19	$(1.78)
Weighted average shares outstanding	66,555,733	66,555,733

NOTE D—DISCONTINUED BUSINESS

The Company sold certain assets of its turkey business for $18.6 million and recognized a gain of $1.5 million ($0.9 million, net of tax) during 2008 that is included in the line item Gain on sale of discontinued business, net of tax in the 2008 Consolidated Statement of Operations. This business was composed of substantially our entire former turkey segment. The results of this business are included in the line item Income (loss) from operation of discontinued business, net of tax in the Consolidated Statements of Operations for all periods presented.

For a period of time, we will continue to incur cash flow activities that are associated with our former turkey business. These activities are transitional in nature. We have entered into a short-term co-pack agreement with the acquirer of the former turkey business under which they will process turkeys for sale to our customers through the end of 2008. For the period of time until we have collected funds on the sale of these turkeys, we will continue to incur cash flow activity and to report operating activity, although at a substantially reduced level. Upon completion of these activities, the cash flows and the operating activity will be eliminated.

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

Neither our continued involvement in the distribution and sale of these turkeys or the co-pack agreement confers upon us the ability to influence the operating and/or financial policies of the turkey business under its new ownership.

No debt was assumed by the acquirer of the discontinued turkey business or required to be repaid as a result of the disposal transaction. We elected to allocate to the discontinued turkey operation other consolidated interest that was not directly attributable to or related to other operations of the Company based on the ratio of net assets to be sold or discontinued to the sum of the total net assets of the Company plus consolidated debt. Interest allocated to the discontinued business totaled $1.4 million, $2.6 million, and $1.6 million in 2008, 2007 and 2006, respectively.

The following amounts related to our turkey business have been segregated from continuing operations and included in the line items Income (loss) from operation of discontinued business, net of tax and Gain on sale of discontinued business, net of tax in the Consolidated Statements of Operations:

	2008	2007	2006
	(In thousands)
Net sales	$86,261	$99,987	$82,836

Loss from operation of discontinued business before income taxes	$(11,746)	$(7,228)	$(9,691)
Income tax benefit	(4,434)	(2,729)	(3,658)

Loss from operation of discontinued business, net of tax	$(7,312)	$(4,499)	$(6,033)

Gain on sale of discontinued business before income taxes	$1,450	$—	$—
Income tax expense	547	—	—

Gain on sale of discontinued business, net of tax	$903	$—	$—

Property, plant and equipment related to our turkey business in the amount of $15.5 million was segregated and included in the line item Assets held for sale in the Consolidated Balance Sheet as of September 29, 2007. The following assets and liabilities related to our turkey business have been segregated and included in the line items Assets of discontinued business and Liabilities of discontinued business, as appropriate, in the Consolidated Balance Sheets as of September 27, 2008 and September 29, 2007.

	September 27, 2008	September 29, 2007
	(In thousands)
Trade accounts and other receivables, less allowance for doubtful accounts	$5,881	$16,687
Inventories	27,638	36,545

Assets of discontinued business	$33,519	$53,232

Accounts payable	$7,737	$3,804
Accrued expenses	3,046	2,752

Liabilities of discontinued business	$10,783	$6,556

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

NOTE E—RESTRUCTURING ACTIVITIES

During 2008, the Company completed the following restructuring activities:

•	Closed two processing complexes in Arkansas and North Carolina,
•	Idled a processing complex in Louisiana,
•	Transferred certain operations previously performed at a processing complex in Arkansas to other complexes,
•	Closed seven distribution centers in Florida (2), Iowa, Mississippi, Ohio, Tennessee and Texas, and
•	Closed an administrative office building in Georgia.

The Company’s Board of Directors approved the actions as part of a plan intended to curtail losses amid record-high costs for corn, soybean meal and other feed ingredients and an oversupply of chicken in the United States. The actions began in March 2008 and were completed in September 2008. The affected processing complexes and distribution centers employed approximately 2,300 individuals. Virtually all of these individuals were impacted by the restructuring activities.

The Company recognized impairment charges during 2008 to reduce the carrying amounts of the following assets located at or related to the facilities discussed above to their estimated fair values:

Impairment Charge
(In thousands)
Property, plant and equipment	$10,210
Inventories	2,021
Intangible assets	852

Total	$13,083

Consistent with our previous practice and because management believes the realization of the carrying amount of the affected assets is directly related to the Company's production activities, the charges were reported as a component of gross profit (loss).

Results of operations for 2008 included restructuring charges totaling $16.2 million related to these actions. All of the restructuring charges, with the exception of certain lease commitment costs, have resulted in cash expenditures or will result in cash expenditures within one year.

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

The following table sets forth restructuring activity that occurred during 2008:

	September 29, 2007	2008		September 27, 2008
		Accruals	Payments
	(In thousands)
Lease continuation	$—	$4,778	$312	$4,466
Severance and employee retention	—	4,000	1,306	2,694
Grower compensation	—	3,989	—	3,989
Other restructuring costs	—	3,389	1,727	1,662

Total	$—	$16,156	$3,345	$12,811

Consistent with the Company's previous practice and because management believes these costs are related to ceasing production at these facilities and not directly related to the Company's ongoing production, they are classified as a component of operating income (expense).

We continue to review our business strategies and evaluate further restructuring activities. This could result in additional restructuring charges in future periods.

NOTE F—RECEIVABLES

Trade accounts and other receivables, less allowance for doubtful accounts, consisted of the following:

	September 27, 2008	September 29, 2007
	(In thousands)
Trade accounts receivable	$135,003	$89,555
Other receivables	13,854	30,140

	148,857	119,695
Allowance for doubtful accounts	(4,701)	(5,017)

Receivables, net	$144,156	$114,678

In connection with the RPA, the Company sold, on a revolving basis, certain of its trade receivables (the “Pooled Receivables”) to a special purpose entity (“SPE”) wholly owned by the Company, which in turn sold a percentage ownership interest to third parties. The SPE was a separate corporate entity and its assets were available first and foremost to satisfy the claims of its creditors. The aggregate amount of Pooled Receivables sold plus the remaining Pooled Receivables available for sale under this RPA declined from $300.0 million at September 29, 2007 to $236.3 million at September 27, 2008. The outstanding amount of Pooled Receivables sold at September 27, 2008 and September 29, 2007 were $236.3 million and $300.0 million, respectively. The gross proceeds resulting from the sale are included in cash flows from operating activities in the Consolidated Statements of Cash Flows. The losses recognized on the sold receivables during 2008 and 2007 were not material. On December 3, 2008, the RPA was terminated and all receivables thereunder were repurchased with proceeds of borrowings under the DIP Credit Agreement.

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

NOTE G—INVENTORIES

Inventories consist of the following:

	September 27, 2008	September 29, 2007
	(In thousands)
Chicken:
Live chicken and hens	$385,511	$343,185
Feed and eggs	265,959	223,631
Finished chicken products	365,123	337,052

Total chicken inventories	1,016,593	903,868

Other products:
Commercial feed, table eggs, retail farm store and other	$13,358	$11,327
Distribution inventories (other than chicken products)	6,212	10,145

Total other products inventories	19,570	21,472

Total inventories	$1,036,163	$925,340

Inventories included a lower-of-cost-or-market allowance of $26.6 million at September 27, 2008. Inventories did not include a lower-of-cost-or-market allowance at September 29, 2007.

NOTE H—INVESTMENTS IN AVAILABLE-FOR-SALE SECURITIES

The following is a summary of our current and long-term investments in available-for-sale securities:

	September 27, 2008	September 29, 2007
Current investments:	(In thousands)
Fixed income securities	$9,835	$7,549
Other	604	604

Total current investments	$10,439	$8,153

Long-term investments:
Fixed income securities	$44,127	$35,451
Equity securities	9,775	9,591
Other	1,952	993

	$55,854	$46,035

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
September 27, 2008

Certain investments are held in trust as compensating balance arrangements for our insurance liability and are classified as long-term based on a maturity date greater than one year from the balance sheet date and management’s intention not to use such assets in the next twelve months.

Maturities for the Company’s investments in fixed income securities as of September 27, 2008 were as follows:

	Amount	Percent
	(In thousands)
Matures in less than one year	$9,835	18.2%
Matures between one and two years	7,952	14.8%
Matures between two and five years	28,690	53.1%
Matures in excess of five years	7,485	13.9%

	$53,962	100.0%

The Company has recorded unrealized pretax losses totaling $1.4 million, related to its investments at September 27, 2008 as accumulated other comprehensive income, a separate component of stockholders’ equity.

NOTE I—GOODWILL AND IDENTIFIED INTANGIBLE ASSETS

The Company generally plans to perform its annual impairment test of goodwill at the beginning of its fourth quarter. However, the Company evaluated goodwill as of September 27, 2008 because of the significant deterioration in the operating environment during the fourth quarter of 2008. The Company’s impairment test resulted in a non-cash, pretax impairment charge of $501.4 million ($7.40 per share) related to a write-down of the goodwill reported in the Chicken segment. The goodwill was primarily related to the 2007 acquisition of Gold Kist. The charge is not tax deductible because the acquisition of Gold Kist was structured as a tax-free stock transaction. The impairment charge is included in the line item Goodwill impairment in the Consolidated Statement of Operations for the year ended September 27, 2008.

The impairment of goodwill mainly resulted from declines in current and projected operating results and cash flows of the Company because of, among other factors, record-high costs for corn, soybean meal and other feed ingredients and an oversupply of chicken and other animal-based proteins in the United States. These factors resulted in the carrying value of the goodwill being greater than its implied fair value; therefore, a write-down to the implied fair value was required.

The implied fair value of goodwill is the residual fair value after allocating the total fair value of the Company to its other assets, net of liabilities. The total fair value of the Company was estimated using a combination of a discounted cash flow model (present value of future cash flows) and a market approach model (a multiple of various metrics based on comparable businesses and market transactions).

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

Identified intangible assets consisted of the following:

	Useful Life (Years)	Original Cost	Accumulated Amortization	Carrying Amount
		(In thousands)
September 27, 2008:
Trade names	3–15	$39,271	$(16,168)	$23,103
Customer relationships	13	51,000	(6,865)	44,135
Non-compete agreement and other identified intangibles	3–15	300	(175)	125

Total intangible assets		$90,571	$(23,208)	$67,363

September 29, 2007:
Trade names		$39,271	$(10,007)	$29,264
Customer relationships		51,000	(2,943)	48,057
Non-compete agreement and other identified intangibles		1,343	(231)	1,112

Total identified intangible assets		$91,614	$(13,181)	$78,433

We recognized amortization expense of $10.2 million, $8.1 million and $1.8 million in 2008, 2007 and 2006, respectively.

We expect to recognize amortization expense associated with identified intangible assets of $10.2 million in 2009, $6.8 million in 2010 and $5.7 million in each year from 2011 through 2013.

NOTE J—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consisted of the following:

	September 27, 2008	September 29, 2007
	(In thousands)
Land	$111,567	$114,365
Buildings, machinery and equipment	2,465,608	2,366,418
Autos and trucks	64,272	59,489
Construction-in-progress	74,307	123,001

Property, plant and equipment, gross	2,715,754	2,663,273

Accumulated depreciation	(1,042,750)	(879,844)

Property, plant and equipment, net	$1,673,004	$1,783,429

Impairment

The Company recognized non-cash asset impairment charges totaling $10.2 million during 2008 to reduce the carrying amounts of certain property, plant and equipment located at the facilities discussed in Note E—Restructuring Activities to their estimated fair values.

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

Depreciation

We recognized depreciation expense related to our continuing operations of $224.4 million, $188.6 million and $129.3 million in 2008, 2007 and 2006, respectively. We also recognized depreciation charges related to our discontinued turkey business of $0.7 million, $1.6 million and $1.4 million in 2008, 2007 and 2006, respectively.

Assets Held for Sale

During 2008, the Company classified certain assets in the amount of $19.8 million related to its closed production complexes in North Carolina and Arkansas and its closed distribution centers in Florida and Texas as assets held for sale. The Company sold certain assets related to one of its closed distribution centers in Florida for $4.4 million in the third quarter of 2008 and recognized a gain of $2.0 million. At September 27, 2008, the Company reported $17.4 million of assets held for sale on its Consolidated Balance Sheet.

NOTE K—ACCRUED EXPENSES

Accrued expenses consisted of the following:

	September 27, 2008	September 29, 2007
	(In thousands)
Compensation and benefits	$118,803	$159,322
Interest and debt maintenance	35,488	49,100
Self insurance	170,787	158,851
Other	123,745	129,989

Total	$448,823	$497,262

NOTE L—NOTES PAYABLE AND LONG-TERM DEBT

As previously discussed under Note A—Business, Chapter 11 Bankruptcy Filing and Process and Going Concern Matters, the Company filed for bankruptcy protection on December 1, 2008. The following discussion has two distinct sections, the first relating to our notes payable and long-term debt at September 27, 2008 and the second discussing our notes payable and long-term debt after filing for Chapter 11 bankruptcy protection on December 1, 2008.

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

Notes Payable and Long-Term Debt at September 27, 2008

Our notes payable and long-term debt consisted of the following:

	Final Maturity	September 27, 2008	September 29, 2007
		(In thousands)
Senior unsecured notes, at 7 5/8%	2015	$400,000	$400,000
Senior subordinated unsecured notes, at 8 3/8%	2017	250,000	250,000
Secured revolving credit facility with notes payable at LIBOR plus 1.25% to LIBOR plus 2.75%	2013	181,900	—
Secured revolving credit facility with notes payable at LIBOR plus 1.65% to LIBOR plus 3.125%	2011	51,613	26,293
Secured revolving/term credit facility with four notes payable at LIBOR plus a spread, one note payable at 7.34% and one note payable at 7.56%	2016	1,035,250	622,350
Other	Various	23,220	22,787

Notes payable and long-term debt		1,941,983	1,321,430

Current maturities of long-term debt		(1,874,469)	(2,872)

Notes payable and long-term debt, less current maturities		$67,514	$1,318,558

In September 2006, the Company entered into an amended and restated revolver/term credit agreement with a maturity date of September 21, 2016. At September 27, 2008 this revolver/term credit agreement provided for an aggregate commitment of $1.172 billion consisting of (i) a $550 million revolving/term loan commitment and (ii) $622.4 million in various term loans. At September 27, 2008, the Company had $415.0 million outstanding under the revolver and $620.3 million outstanding in various term loans. The total credit facility is presently secured by certain fixed assets. On September 21, 2011, outstanding borrowings under the revolving/term loan commitment will be converted to a term loan maturing on September 21, 2016. The fixed rate term loans bear interest at rates ranging from 7.34% to 7.56%. The voluntary converted loans bear interest at rates ranging from LIBOR plus 1.0%-2.0%, depending upon the Company’s total debt to capitalization ratio. The floating rate term loans bear interest at LIBOR plus 1.50%-1.75% based on the ratio of the Company’s debt to EBITDA, as defined in the agreement. The revolving/term loans provide for interest rates ranging from LIBOR plus 1.0%-2.0%, depending upon the Company’s total debt to capitalization ratio. Commitment fees charged on the unused balance of this facility range from 0.20% to 0.40%, depending upon the Company’s total debt to capitalization ratio. In connection with temporary amendments to certain of the financial covenants in this agreement on April 30, 2008, the interest rates were temporarily increased until September 26, 2009 to the following ranges: (i) voluntary converted loans: LIBOR plus 1.5%-3.0%; (ii) floating rate terms loans: LIBOR plus 2.00%-2.75%; and (iii) revolving term loans: LIBOR plus 1.5%-3.0%. In connection with these amendments, the commitment fees were temporarily increased for the same period to range from 0.275%-0.525%. As a result of the Company's Chapter 11 filing, after December 1, 2008, interest will accrue at the default rate, which is two percent above the interest rate otherwise applicable under the credit agreement. One-half of the outstanding obligations under the revolver/term credit agreement are guaranteed by Pilgrim Interests, Ltd., an entity affiliated with our Senior Chairman, Lonnie “Bo” Pilgrim. The filing of the bankruptcy petitions also constituted an event of default under this credit agreement. The total principal

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

amount owed under this credit agreement was approximately $1,126.4 million as of December 1, 2008. As a result of such event of default, all obligations under the agreement became automatically and immediately due and payable, subject to an automatic stay of any action to collect, assert, or recover a claim against the Company and the application of applicable bankruptcy law.

In January 2007, the Company borrowed (i) $780 million under our revolver/term credit agreement and (ii) $450 million under our Bridge Loan agreement to fund the Gold Kist acquisition. On January 24, 2007, the Company closed on the sale of $400 million of 7 5/8% Senior Notes due 2015 (the “Senior Notes”) and $250 million of 8 3/8% Senior Subordinated Notes due 2017 (the “Subordinated Notes”), sold at par. Interest is payable on May 1 and November 1 of each year, beginning November 1, 2007. Prior to the Chapter 11 filings, the notes were subject to certain early redemption features. The proceeds from the sale of the notes, after underwriting discounts, were used to (i) retire the loans outstanding under our Bridge Loan agreement, (ii) repurchase $77.5 million of the Company’s 9 1/4% Senior Subordinated Notes due 2013 at a premium of $7.4 million plus accrued interest of $1.3 million and (iii) reduce outstanding revolving loans under our revolving/term credit agreement. Loss on early extinguishment of debt includes the $7.4 million premium along with unamortized loan costs of $7.1 million related to the retirement of these Notes.

In September 2007, the Company redeemed all of its 9 5/8% Senior Notes due 2011 at a total cost of $307.5 million. To fund a portion of the aggregate redemption price, the Company sold $300 million of trade receivables under the RPA. Loss on early extinguishment of debt includes the $9.5 million premium along with unamortized loan costs of $2.5 million related to the retirement of these Notes.

In February 2007, the Company entered into a domestic revolving credit agreement of up to $300.0 million with a final maturity date of February 18, 2013. The associated revolving credit facility provided for interest rates ranging from LIBOR plus 0.75-1.75%, depending upon our total debt to capitalization ratio. The obligations under this facility are secured by domestic chicken inventories and receivables that were not sold pursuant to the RPA. Commitment fees charged on the unused balance of this facility range from 0.175% to 0.35%, depending upon the Company’s total debt to capitalization ratio. In connection with temporary amendments to certain of the financial covenants in this agreement on April 30, 2008, the interest rates were temporarily increased until September 26, 2009 to range between LIBOR plus 1.25%-2.75%. In connection with these amendments, the commitment fees were temporarily increased for the same period to range from 0.25%-0.50%. As a result of the Company's Chapter 11 filing, after December 1, 2008, interest will accrue at the default rate, which is two percent above the interest rate otherwise applicable under the credit agreement. One-half of the outstanding obligations under the domestic revolving credit facility are guaranteed by Pilgrim Interests, Ltd., an entity affiliated with our Senior Chairman, Lonnie “Bo” Pilgrim. The filing of the bankruptcy petitions also constituted an event of default under this credit agreement. The total principal amount owed under this credit agreement was approximately $199.5 million as of December 1, 2008. As a result of such event of default, all obligations under the agreement became automatically and immediately due and payable, subject to an automatic stay of any action to collect, assert, or recover a claim against the Company and the application of applicable bankruptcy law.

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

In September 2006, a subsidiary of the Company, Avícola Pilgrim’s Pride de México, S. de R.L. de C.V. (the “Borrower”), entered into a secured revolving credit agreement of up to $75 million with a final maturity date of September 25, 2011. In March 2007, the Borrower elected to reduce the commitment under this agreement to 558 million Mexican pesos, a US dollar-equivalent 51.6 million at September 27, 2008. Outstanding amounts bear interest at rates ranging from the higher of the Prime Rate or Federal Funds Effective Rate plus 0.5%; LIBOR plus 1.65%-3.125%; or TIIE plus 1.05%-2.55% depending on the loan designation. Obligations under this agreement are secured by a security interest in and lien upon all capital stock and other equity interests of the Company’s Mexican subsidiaries. All the obligations of the Borrower are secured by unconditional guaranty by the Company. At September 27, 2008, $51.6 million was outstanding and no other funds were available for borrowing under this line. Borrowings are subject to “no material adverse effect” provisions.

On November 30, 2008, the Company and certain non-Debtor Mexico subsidiaries of the Company (the "Mexico Subsidiaries") entered into a Waiver Agreement and Second Amendment to Credit Agreement (the "Waiver Agreement") with ING Capital LLC, as agent (the "Mexico Agent"), and the lenders signatory thereto (the "Mexico Lenders"). Under the Waiver Agreement, the Mexico Agent and the Mexico Lenders waived any default or event of default under the Credit Agreement dated as of September 25, 2006, by and among the Company, the Mexico Subsidiaries, the Mexico Agent and the Mexico Lenders, the administrative agent, and the lenders parties thereto (the "ING Credit Agreement"), resulting from the Company's filing of its bankruptcy petition with the Bankruptcy Court. Pursuant to the Waiver Agreement, outstanding amounts under the ING Credit Agreement now bear interest at a rate per annum equal to: the LIBOR Rate, the Base Rate, or the TIIE Rate, as applicable, plus the Applicable Margin (as those terms are defined in the ING Credit Agreement). While the Company is operating under its petitions for reorganization relief, the Waiver Agreement provides for an Applicable Margin for LIBOR loans, Base Rate loans, and TIIE loans of 6.0%, 4.0%, and 5.8%, respectively. The Waiver Agreement further amended the ING Credit Agreement to require the Company to make a mandatory prepayment of the revolving loans, in an aggregate amount equal to 100% of the net cash proceeds received by any Mexico Subsidiary, as applicable, in excess of thresholds specified in the ING Credit Agreement (i) from the occurrence of certain asset sales by the Mexico Subsidiaries; (ii) from the occurrence of any casualty or other insured damage to, or any taking under power of eminent domain or by condemnation or similar proceedings of, any property or asset of any Mexico Subsidiary; or (iii) from the incurrence of certain indebtedness by a Mexico Subsidiary. Any such mandatory prepayments will permanently reduce the amount of the commitment under the ING Credit Agreement.  In connection with the Waiver Agreement, the Mexico Subsidiaries pledged substantially all of their receivables, inventory, and equipment and certain fixed assets.

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

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

In June 1999, the Camp County Industrial Development Corporation issued $25.0 million of variable-rate environmental facilities revenue bonds supported by letters of credit obtained by us. At September 27, 2008 and prior to our bankruptcy filing, the proceeds were available for the Company to draw from over the construction period in order to construct new sewage and solid waste disposal facilities at a poultry by-products plant in Camp County, Texas. There was no requirement that we borrow the full amount of the proceeds from these revenue bonds and we had not drawn on the proceeds or commenced construction of the facility as of September 27, 2008. Had the Company borrowed these funds, they would have become due in 2029. The revenue bonds are supported by letters of credit obtained by us under our revolving credit facilities, which are secured by our domestic chicken inventories. The bonds would have been recorded as debt of the Company if and when they were spent to fund construction. The original proceeds from the issuance of the revenue bonds continue to be held by the trustee of the bonds. The interest payment on the revenue bonds, which was due on December 1, 2008, was not paid. The filing of the bankruptcy petitions constituted an event of default under these bonds. As a result of the event of default, the trustee has the right to accelerate all obligations under the bonds such that they become immediately due and payable, subject to an automatic stay of any action to collect, assert, or recover a claim against the Company and the application of applicable bankruptcy law. In addition, the holders of the bonds may tender the bonds for remarketing at any time. We have been notified that the holders have tendered the bonds, which are required to be remarketed on or before December 16, 2008. If the bonds are not successfully remarketed by that date, the holders of the bonds may draw upon the letters of credit supporting the bonds.

Most of our domestic inventories and domestic fixed assets are pledged as collateral on our long-term debt and credit facilities.

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

At September 27, 2008, the Company was not in compliance with the provisions that required it to maintain levels of working capital and net worth and to maintain various fixed charge, leverage, current and debt-to-equity ratios. In September 2008, the Company notified its lenders that it expected to incur a significant loss in the fourth quarter of 2008 and entered into agreements with them to temporarily waive the fixed-charge coverage ratio covenant under its credit facilities. The lenders agreed to continue to provide liquidity under the credit facilities during the thirty-day period ended October 28, 2008. On October 27, 2008, the Company entered into further agreements with its lenders to temporarily waive the fixed-charge coverage ratio and leverage ratio covenants under its credit facilities. The lenders agreed to continue to provide liquidity under the credit facilities during the thirty-day period ended November 26, 2008. On November 26, 2008, the Company entered into further agreements with its lenders to extend the temporary waivers until December 1, 2008.

The filing of the bankruptcy petitions also constituted an event of default under the 7 5/8% Senior Notes due 2015, the 8 3/8% Senior Subordinated Notes due 2017 and the 9 1/4% Senior Subordinated Notes due 2013. The total principal amount of the Notes was approximately $657 million as of December 1, 2008. As a result of such event of default, all obligations under the Notes became automatically and immediately due and payable, subject to an automatic stay of any action to collect, assert, or recover a claim against the Company and the application of applicable bankruptcy law.

Assuming no amounts are accelerated, annual maturities of long-term debt for the five years subsequent to September 27, 2008 are: 2009—$2.4 million; 2010—$2.4 million; 2011—$54.3 million; 2012—$2.5 million; 2013—$200.9 million and thereafter—$1,679.4 million.

Total interest expense was $134.2 million, $123.2 million and $49.0 million in 2008, 2007 and 2006, respectively. Interest related to new construction capitalized in 2008, 2007 and 2006 was $5.3 million, $5.7 million and $4.3 million, respectively.

The fair value of our public debt obligations at September 27, 2008 based upon quoted market prices for the issues, was approximately $371.2 million. Due to our current financial condition, our public debt is trading at a substantial discount. As of November 28, 2008, the most recent trades of our 7 5/8% senior unsecured notes and 8 3/8% senior subordinated unsecured notes were executed at $14.00 per $100.00 par value and $4.50 per $100.00 par value, respectively. Management also expects that the fair value of our non-public credit facilities has also decreased, but cannot reliably estimate the fair value at this time.

Notes Payable and Long-Term Debt after Chapter 11 Bankruptcy Filings

The filing of the Chapter 11 petitions constituted an event of default under certain of our debt obligations, and those debt obligations became automatically and immediately due and payable, subject to an automatic stay of any action to collect, assert, or recover a claim against the Company and the application of applicable bankruptcy law. As a result, the accompanying Consolidated Balance Sheet as of September 27, 2008 includes a reclassification of $1,872.1 million to reflect as current certain long-term debt under its credit facilities that became automatically and immediately due and payable.

On December 2, 2008, the Bankruptcy Court granted interim approval authorizing the Company and US Subsidiaries to enter into the DIP Credit Agreement among the Company, as borrower, the US Subsidiaries, as guarantors, Bank of Montreal, as agent, and the lenders party thereto. On December 2, 2008, the Company, the US Subsidiaries and the other parties entered into the DIP Credit Agreement, subject to final approval of the Bankruptcy Court.

The DIP Credit Agreement provides for an aggregate commitment of up to $450 million, which permits borrowings on a revolving basis. The Company received interim approval to access $365 million of the commitment pending issuance of the final order by the Bankruptcy Court. Outstanding borrowings under the DIP Credit Agreement will bear interest at a per annum rate equal to 8.0% plus the greatest of (i) the prime rate as established by the DIP agent from time to time, (ii) the average federal funds rate plus 0.5%, or (iii) the LIBOR rate plus 1.0%, payable monthly. The loans under the DIP Credit Agreement were used to repurchase all receivables sold under the Company's RPA and may be used to fund the working capital requirements of the Company and its subsidiaries according to a budget as approved by the required lenders under the DIP Credit Agreement. For additional information on the RPA, see Note F—Accounts Receivable.

Actual borrowings by the Company under the DIP Credit Agreement are subject to a borrowing base, which is a formula based on certain eligible inventory and eligible receivables. The borrowing base formula is reduced by pre-petition obligations under the Fourth Amended and Restated Secured Credit Agreement dated as of February 8, 2007, among the Company and certain of its subsidiaries, Bank of Montreal, as administrative agent, and the lenders parties thereto, as amended, administrative and professional expenses, and the amount owed by the Company and the Debtor Subsidiaries to any person on account of the purchase price of agricultural products or services (including poultry and livestock) if that person is entitled to any grower's or producer's lien or other security arrangement. The borrowing base is also limited to 2.22 times the formula amount of total eligible receivables. As of December 6, 2008, the applicable borrowing base was $324.8 million and the amount available for borrowings under the DIP Credit Agreement was $201.2 million.

The principal amount of outstanding loans under the DIP Credit Agreement, together with accrued and unpaid interest thereon, are payable in full at maturity on December 1, 2009, subject to extension for an additional six months with the approval of all lenders thereunder. All obligations under the DIP Credit Agreement are unconditionally guaranteed by the US Subsidiaries and are secured by a first priority priming lien on substantially all of the assets of the Company and the US Subsidiaries, subject to specified permitted liens in the DIP Credit Agreement.

Under the terms of the DIP Credit Agreement and applicable bankruptcy law, the Company may not pay dividends on the common stock while it is in bankruptcy. Any payment of future dividends and the amounts thereof will depend on our emergence from bankruptcy, our earnings, our financial requirements and other factors deemed relevant by our Board of Directors at the time.

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

On December 2, 2008, the Bankruptcy Court granted interim approval authorizing the Company and US Subsidiaries to enter into the DIP Credit Agreement among the Company, as borrower, the US Subsidiaries, as guarantors, Bank of Montreal, as agent, and the lenders party thereto. On December 2, 2008, the Company, the US Subsidiaries and the other parties entered into the DIP Credit Agreement, subject to final approval of the Bankruptcy Court.

The DIP Credit Agreement provides for an aggregate commitment of up to $450 million, which permits borrowings on a revolving basis. The Company received interim approval to access $365 million of the commitment pending issuance of the final order by the Bankruptcy Court. Outstanding borrowings under the DIP Credit Agreement will bear interest at a per annum rate equal to 8.0% plus the greatest of (i) the prime rate as established by the DIP agent from time to time, (ii) the average federal funds rate plus 0.5%, or (iii) the LIBOR rate plus 1.0%, payable monthly. The loans under the DIP Credit Agreement were used to repurchase all receivables sold under the Company's RPA and may be used to fund the working capital requirements of the Company and its subsidiaries according to a budget as approved by the required lenders under the DIP Credit Agreement. For additional information on the RPA, see Note F—Accounts Receivable.

Actual borrowings by the Company under the DIP Credit Agreement are subject to a borrowing base, which is a formula based on certain eligible inventory and eligible receivables. The borrowing base formula is reduced by pre-petition obligations under the Fourth Amended and Restated Secured Credit Agreement dated as of February 8, 2007, among the Company and certain of its subsidiaries, Bank of Montreal, as administrative agent, and the lenders parties thereto, as amended, administrative and professional expenses, and the amount owed by the Company and the Debtor Subsidiaries to any person on account of the purchase price of agricultural products or services (including poultry and livestock) if that person is entitled to any grower's or producer's lien or other security arrangement. The borrowing base is also limited to 2.22 times the formula amount of total eligible receivables. As of December 6, 2008, the applicable borrowing base was $324.8 million and the amount available for borrowings under the DIP Credit Agreement was $210.9 million.

The principal amount of outstanding loans under the DIP Credit Agreement, together with accrued and unpaid interest thereon, are payable in full at maturity on December 1, 2009, subject to extension for an additional six months with the approval of all lenders thereunder. All obligations under the DIP Credit Agreement are unconditionally guaranteed by the US Subsidiaries and are secured by a first priority priming lien on substantially all of the assets of the Company and the US Subsidiaries, subject to specified permitted liens in the DIP Credit Agreement.

Under the terms of the DIP Credit Agreement and applicable bankruptcy law, the Company may not pay dividends on the common stock while it is in bankruptcy. Any payment of future dividends and the amounts thereof will depend on our emergence from bankruptcy, our earnings, our financial requirements and other factors deemed relevant by our Board of Directors at the time.

NOTE M—INCOME TAXES

Income (loss) from continuing operations before income taxes by jurisdiction is as follows:

	2008	2007	2006
	(In thousands)
US	$(1,165,208)	$87,235	$(10,026)
Foreign	(21,885)	11,600	(16,600)

Total	$(1,187,093)	$98,835	$(26,626)

The components of income tax expense (benefit) are set forth below:

	2008	2007	2006
	(In thousands)
Current:
Federal	$925	$(35,434)	$(20,294)
Foreign	(1,649)	1,573	5,130
State and other	1,747	(2,704)	(3,718)

Total current	1,023	(36,565)	(18,882)
Deferred:
Federal	(212,151)	73,285	9,511
Foreign	35,277	(1,637)	10,221
State and other	(19,070)	12,236	723

Total deferred	(195,944)	83,884	20,455

	$(194,921)	$47,319	$1,573

The effective tax rate for continuing operations for 2008 was (16.4%) compared to 47.9% for 2007. The effective tax rate for 2008 differed from 2007 primarily as a result of net operating losses incurred in 2008 which are offset by the tax effect of goodwill impairment and valuation allowances established for deferred tax assets we believe no longer meet the more likely than not realization criteria of SFAS 109, Accounting for Income Taxes.

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008
NOTE M—INCOME TAXES

Income (loss) from continuing operations before income taxes by jurisdiction is as follows:

	2008	2007	2006
	(In thousands)
US	$(1,165,208)	$87,235	$(10,026)
Foreign	(21,885)	11,600	(16,600)

Total	$(1,187,093)	$98,835	$(26,626)

The components of income tax expense (benefit) are set forth below:

	2008	2007	2006
	(In thousands)
Current:
Federal	$925	$(35,434)	$(20,294)
Foreign	(1,649)	1,573	5,130
State and other	1,747	(2,704)	(3,718)

Total current	1,023	(36,565)	(18,882)
Deferred:
Federal	(212,151)	73,285	9,511
Foreign	35,277	(1,637)	10,221
State and other	(19,070)	12,236	723

Total deferred	(195,944)	83,884	20,455

	$(194,921)	$47,319	$1,573

The effective tax rate for continuing operations for 2008 was (16.4%) compared to 47.9% for 2007. The effective tax rate for 2008 differed from 2007 primarily as a result of net operating losses incurred in 2008 which are offset by the tax effect of goodwill impairment and valuation allowances established for deferred tax assets we believe no longer meet the more likely than not realization criteria of SFAS 109, Accounting for Income Taxes.

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

The following table reconciles the statutory US federal income tax rate to the Company’s effective income tax rate:

	2008		2007	2006

Federal income tax rate	(35.0	) %	35.0%	(35.0	) %
State tax rate, net	(2.2)		2.6	—
Permanent items	0.8		2.7	—
Difference in US statutory tax rate and foreign country effective tax rate	0.2		(0.7)	(1.4)
Goodwill impairment	14.8		—	—
Tax credits	(0.5)		(7.4)	(17.9)
Tax effect of American Jobs Creation Act repatriation	—		—	93.1
Currency related differences	—		3.5	11.5
Change in contingency / FIN 48 reserves	0.2		6.3	(40.5)
Change in valuation allowance	6.0		—	—
Change in tax rate	—		3.0	—
Other	(0.7)		2.9	(4.0)

Total	(16.4	) %	47.9%	5.8%

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets are as follows:

	2008	2007
	(In thousands)
Deferred tax liabilities:
Property and equipment	$207,706	$256,341
Inventories	84,261	109,410
Prior use of cash accounting	15,243	16,936
Acquisition-related items	13,832	14,820
Deferred foreign taxes	30,361	25,002
Identified intangibles	23,346	29,266
Other	6,722	51,654

Total deferred tax liabilities	381,471	503,429

Deferred tax assets:
Net operating losses	212,421	—
Foreign net operating losses	50,824	41,257
Credit carry forwards	20,322	—
Expenses deductible in different years	142,619	143,697

Subtotal	426,186	184,954
Valuation allowance	(71,158)	—

Total deferred tax assets	355,028	184,954

Net deferred tax liabilities	$26,443	$318,475

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

The Company maintains valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the tax provision in the period of change. We evaluate the recoverability of our deferred income tax assets by assessing the need for a valuation allowance on a quarterly basis. If we determine that it is more likely than not that our deferred income tax assets will be recovered, the valuation allowance will be reduced.

At September 27, 2008, domestically we have recorded gross deferred tax assets of approximately $1,717.2 million with a valuation allowance of $24.6 million, offset by gross deferred tax liabilities of $1,693.0 million. In Mexico, we have recorded gross deferred tax assets of approximately $87.0 million with a valuation allowance of approximately $46.6 million, offset by deferred tax liabilities of $66.9 million.

Due to a recent history of losses, the Company does not believe it has sufficient positive evidence to conclude that realization of its net deferred tax asset position at September 27, 2008 in the US and Mexico is more likely than not.

As of September 27, 2008, the Company had US federal net operating loss carry forwards in the amount of $608.0 million that will begin to expire in 2027 and state net operating loss carry forwards in the amount of $523.7 million that will begin to expire in 2009. The Company also had Mexico net operating loss carry forwards at September 27, 2008 approximating $191.3 million that will begin to expire in 2011.

The Company has not provided any deferred income taxes on the undistributed earnings of its Mexico subsidiaries based upon the determination that such earnings will be indefinitely reinvested. As of September 27, 2008, the cumulative undistributed earnings of these subsidiaries were approximately $38.0 million. If such earnings were not considered indefinitely reinvested, certain deferred foreign and US income taxes would have been provided, after consideration of estimated foreign tax credits.

In October 2007, Mexico’s legislative bodies enacted La Ley del Impuesto Empresarial a Tasa Unica (“IETU”), a new minimum corporate tax that was assessed on companies doing business in Mexico beginning January 1, 2008. While the Company has determined that it does not anticipate paying any significant taxes under IETU, the new law did affect the Company’s tax planning strategies to fully realize its deferred tax assets under Mexico’s regular income tax. The Company has evaluated the impact of IETU on its Mexico operations, and because of the treatment of net operating losses under the new law, established a valuation allowance for net operating losses it believes do not meet the more likely than not realization criteria of SFAS No. 109, Accounting for Income Taxes. This valuation allowance resulted in a $24.5 million charge to tax expense for 2008.

During the fourth quarter of 2006, the Company repatriated $155.0 million in previously unremitted, untaxed earnings under the provisions of the American Jobs Creation Act (“AJCA”). The AJCA, which was enacted in October 2004, included a temporary incentive to US multinationals to repatriate foreign earnings at an approximate effective 5.25% US federal tax rate. The total income tax effect of repatriations under the AJCA was $28.2 million.

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

The Company adopted the provisions of FIN 48 on September 30, 2007, effective for its year ended September 27, 2008. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax benefit is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation of FIN 48, the Company increased deferred tax assets by $22.9 million and goodwill by $0.5 million. Unrecognized tax benefits at September 27, 2008 relate to various US jurisdictions.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

2008
(In thousands)
Unrecognized tax benefits, beginning of year	$58,557
Increases in tax positions for the current year	3,716
Increases in tax positions for prior years	4,120
Decreases in tax positions for prior years	(1,071)

Unrecognized tax benefits, end of year	$65,322

Included in unrecognized tax benefits of $65.3 million at September 27, 2008 was $36.6 million of tax benefits that, if recognized, would reduce the Company’s effective tax rate.

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. As of September 27, 2008, the Company had recorded a liability of $15.0 million for interest and penalties. This amount includes an increase of $3.3 million recognized for 2008.

The Company operates in the United States (including multiple state jurisdictions), Puerto Rico and Mexico. With few exceptions, the Company is no longer subject to US federal, state or local income tax examinations for years prior to 2003 and is no longer subject to Mexico income tax examinations by taxing authorities for years prior to 2005. We are currently under audit by the Internal Revenue Service for the tax years ended September 26, 2003 to September 30, 2006. It is likely that the examination phase of the audit will conclude in  late 2009. As a result, no adjustments to our FIN 48 liability is expected within the next 12 months.

NOTE N—COMPREHENSIVE INCOME (LOSS)

For the year ending September 27, 2008, comprehensive loss, net of taxes, was $991.4 million, consisting of net loss of $998.6 million, unrealized loss related to our investments in debt securities of $2.2 million, gains related to pension and other postretirement benefits plans of $9.8 million and loss on cash flow hedges of $0.4 million. This compares to the year ended September 29, 2007 in which comprehensive income, net of taxes, was $60.9 million, consisting of net income of $47.0 million, unrealized gains related to our investments in debt securities of $0.8 million, gains related to pension and other postretirement benefits plans of $7.9 million and realized gains on cash flow hedges of $3.4 million. Comprehensive loss for the year ended September 30, 2006 was $33.7 million, consisting of net loss of $34.2 million and unrealized gains related to our investments in debt securities of $0.5 million.

Accumulated other comprehensive income at September 27, 2008 was $21.2 million, net of taxes of $13.4 million, and consisted of pretax adjustments for gains related to pension and other postretirement benefits plans totaling $31.2 million, accumulated unrealized gains on cash flow hedges totaling $4.8 million and accumulated unrealized loss on our investments in debt securities totaling $1.4 million. Accumulated other comprehensive income at September 29, 2007 was $14.0 million, net of taxes of $6.6 million, and consisted of pretax adjustments for gains related to pension and postretirement benefits plans totaling $14.3 million, accumulated unrealized gains on cash flow hedges totaling $5.3 million and accumulated unrealized gain on our investments in debt securities totaling $0.9 million.

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

NOTE O—COMMON STOCK

Prior to November 21, 2003, the Company had two classes of authorized common stock, Class A common stock and Class B common stock. After the New York Stock Exchange (“NYSE”) closed on November 21, 2003, each share of Class A common stock and each share of Class B common stock was reclassified into one share of new common stock. The new common stock is our only class of authorized common stock. The new common stock was listed on the NYSE under the symbol “PPC” and registered under the Securities Exchange Act of 1934. Except as to voting rights, the rights of the new common stock are substantially identical to the rights of the Class A common stock and Class B common stock. Each share of common stock that was reclassified into our new common stock is generally entitled to cast twenty votes on all matters submitted to a vote of the stockholders until there is a change in the beneficial ownership of such share. The reclassification had no significant effect on our Consolidated Financial Statements, as the combination of the Class A and Class B shares into a new class of common stock did not affect the overall shares of common stock outstanding. As of September 27, 2008, we estimate that approximately 25.9 million shares of our common stock still carry twenty votes per share. We also estimate that 25.3 million shares of this common stock are beneficially owned by our Senior Chairman, Lonnie “Bo” Pilgrim, or certain affiliated entities.

In May 2008, the Company completed a public offering of 7.5 million shares of its common stock for total consideration of approximately $177.4 million ($177.2 million, net of costs incurred to complete the sale). The Company used the net proceeds of the offering to reduce outstanding indebtedness under two of its revolving credit facilities and for general corporate purposes.

Effective December 1, 2008, the NYSE delisted our common stock as a result of the Company's filing of its Chapter 11 petitions. Our common stock is now quoted on the Pink Sheets Electronic Quotation Service under the ticker symbol "PGPDQ.PK."

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

NOTE P—PENSION AND OTHER POSTRETIREMENT BENEFITS

Retirement Plans

The Company maintains the following retirement plans for eligible employees:

•	The Pilgrim’s Pride Retirement Savings Plan (the “RS Plan”), a Section 401(k) salary deferral plan,
•	The Pilgrim’s Pride Retirement Plan for Union Employees (the “Union Plan”), a defined benefit plan,
•	The Pilgrim’s Pride Retirement Plan for El Dorado Union Employees (the “El Dorado” Plan), a defined benefit plan,
•	The To-Ricos Employee Cash or Deferred Arrangement Profit Sharing Plan (the “To-Ricos Plan”), a Section 1165(e) salary deferral plan, and
•	The Gold Kist Pension Plan (the “GK Pension Plan”), a defined benefit plan.

The Company also maintains three postretirement plans for eligible Mexico employees as required by Mexico law that primarily cover termination benefits. Separate disclosure of plan obligations is not considered material.

The RS Plan is maintained for certain eligible US employees. Under the RS Plan, eligible employees may voluntarily contribute a percentage of their compensation and there are various Company matching provisions. The Union Plan covers certain locations or work groups within the Company. The El Dorado Plan was spun off from the Union Plan effective January 1, 2008 and covers certain eligible locations or work groups within the Company. The To-Ricos Plan is maintained for certain eligible Puerto Rican employees. Under the To-Ricos Plan, eligible employees may voluntarily contribute a percentage of their compensation and there are various Company matching provisions. The GK Pension Plan covers certain eligible US employees who were employed at locations that Pilgrim’s Pride acquired in its acquisition of Gold Kist in 2007. Participation in the GK Pension Plan was frozen as of February 8, 2007 for all participants with the exception of terminated vested participants who are or may become permanently and totally disabled. The plan was frozen for that group as of March 31, 2007.

Under all of our retirement plans, the Company’s expenses were $4.1 million, $10.0 million and $16.0 million in 2008, 2007 and 2006, respectively, including the correction of $4.6 million, pretax, in 2006 as described in Note B—Summary of Significant Accounting Policies.

The Company used a year-end measurement date of September 27, 2008 for its pension and postretirement benefits plans. Certain disclosures are listed below; other disclosures are not material to the financial statements.

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

Medical and Life Insurance Plans

Pilgrim’s Pride assumed postretirement medical and life insurance obligations through its acquisition of Gold Kist in 2007. In January 2001, Gold Kist began to substantially curtail its programs for active employees. On July 1, 2003, Gold Kist terminated medical coverage for retirees age 65 and older, and only retired employees in the closed group between ages 55 and 65 could continue their coverage at rates above the average cost of the medical insurance plan for active employees. These retired employees will all reach the age of 65 by 2012 and liabilities of the postretirement medical plan will then end.

Benefit Obligations and Plan Assets

The following tables provide reconciliations of the changes in the plans’ projected benefit obligations and fair value of assets as well as statements of the funded status, balance sheet reporting and economic assumptions for these plans.

	Pension Benefits		Other Benefits
	2008	2007	2008	2007
Change in projected benefit obligation:	(In thousands)
Projected benefit obligation, beginning of year	$196,803	$9,882	$2,432	$—
Service cost	1,246	2,029	—	—
Interest cost	9,576	8,455	132	103
Plan participant contributions	29	61	79	681
Actuarial gains	(56,589)	(12,933)	(477)	(41)
Acquisitions	—	218,623	—	2,689
Prior year service cost	—	237	—	—
Benefits paid	(23,553)	(29,551)	(273)	(1,000)
Other	(158)	—	—	—

Projected benefit obligation, end of year	$127,354	$196,803	$1,893	$2,432

	Pension Benefits		Other Benefits
	2008	2007	2008	2007
Change in plan assets:	(In thousands)
Fair value of plan assets, beginning of year	$138,024	$6,252	$—	$—
Acquisitions	—	139,229	—	—
Actual return on plan assets	(24,063)	11,571	—	—
Contributions by employer	2,543	10,462	194	319
Plan participant contributions	29	61	79	681
Benefits paid	(23,553)	(29,551)	(273)	(1,000)

Fair value of plan assets, end of year	$92,980	$138,024	$—	$—

	Pension Benefits		Other Benefits
	2008	2007	2008	2007
Funded status:	(In thousands)
Funded status	$(34,374)	$(58,779)	$(1,893)	$(2,432)
Unrecognized prior service cost	121	237	—	—
Unrecognized net actuarial gain	(30,714)	(14,824)	(670)	(41)

Accrued benefit cost	$(64,967)	$(73,366)	$(2,563)	$(2,473)

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

	Pension Benefits		Other Benefits
	2008	2007	2008	2007
Amounts recognized in the balance sheets:	(In thousands)
Accrued benefit cost (current)	$(13,596)	$(17,614)	$(203)	$(380)
Accrued benefit cost (long-term)	(20,778)	(41,165)	(1,690)	(2,052)
Long-term deferred income taxes	(11,549)	(4,942)	(253)	(16)
Accumulated other comprehensive income	(19,044)	(9,645)	(417)	(25)

Net amount recognized	$(64,967)	$(73,366)	$(2,563)	$(2,473)

The accumulated benefit obligation for all defined benefit plans was $126.8 million and $196.2 million at September 27, 2008 and September 29, 2007, respectively. All of the Company’s defined benefit plans had an accumulated benefit obligation in excess of plan assets at September 27, 2008 and September 29, 2007.

Net Periodic Benefit Cost (Income)

The following table provides the components of net periodic benefit cost (income) for the plans.

	Pension Benefits			Other Benefits
	2008	2007	2006	2008	2007	2006
	(In thousands)
Service cost	$1,246	$2,029	$2,242	$—	$—	$—
Interest cost	9,576	8,455	458	132	103	—
Estimated return on plan assets	(10,200)	(8,170)	(454)	—	—	—
Settlement gain	(6,312)	(2,327)	—	153	—	—
Amortization of prior service cost	116	—	—	—	—	—
Effect of special events	(158)	—	—	—	—	—
Amortization of net gain	(125)	—	—	—	—	—

Net periodic benefit cost (income)	$(5,857)	$(13)	$2,246	$285	$103	$—

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

Economic Assumptions

The following table presents the assumptions used in determining the benefit obligations and the net periodic benefit cost amounts.

	Pension Benefits		Other Benefits
	2008	2007	2008	2007
Weighted average assumptions for benefit obligations at year end:
Discount rate	7.38%	5.06%	7.53%	5.87%
Rate of increase in compensation levels	3.00%	3.00%	NA	NA
Weighted average assumptions for net periodic cost for the year:
Discount rate	5.08%	5.06%	5.87%	5.50%
Rate of increase in compensation levels	3.00%	3.00%	NA	NA
Expected return on plan assets	7.77%	7.75%	7.75%	7.75%
Assumed health care cost trend rates:
Health care cost trend rate assumed for next year	NA	NA	9.00%	8.00%
Rate to which the cost trend rate gradually declines	NA	NA	6.00%	5.00%
Year that the rate will reach the rate at which it is assumed to remain	NA	NA	2015	2014

The Company changed its approach in determining the discount rate from an annuity purchase rate approach to a yield curve approach. The effect has been an increase in the discount rate from September 29, 2007 to September 27, 2008. The yield curve approach better mirrors the Company’s expectation that the termination of the GK Pension Plan and other benefit plans will not occur in the near future.

A one percentage-point change in the assumed health care cost trend rates would have an insignificant impact on 2008 expense and year-end liabilities.

Plan Assets

The following table reflects the pension plans’ actual asset allocations.

	2008	2007
Asset allocation:
Cash and money market funds	1%	2%
Equity securities	68%	71%
Debt securities	31%	27%

Total assets	100%	100%

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

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

Benefit Payments

The following table reflects the benefits as of December 31, 2007 expected to be paid in each of the next five years and in the aggregate for the five years thereafter from our pension and other postretirement plans. Because our pension plans are primarily funded plans, the anticipated benefits with respect to these plans will come primarily from the trusts established for these plans. Because our other postretirement plans are unfunded, the anticipated benefits with respect to these plans will come from our own assets.

	Pension Benefits	Other Benefits
Expected benefit payments for year:	(In thousands)
2009	$13,596	$204
2010	13,235	197
2011	12,554	171
2012	11,996	174
2013	11,459	176
2014—2018	51,807	887

Total	$114,647	$1,809

We anticipate contributing $1.8 million and $0.2 million to our pension and other postretirement plans, respectively, during 2009.

Unrecognized Benefit Amounts in Accumulated Other Comprehensive Income

The amounts in accumulated other comprehensive income that have not yet been recognized as components of net periodic benefits cost at September 27, 2008 and the changes in these amounts during 2008 are as follows.

	Pension Benefits	Other Benefits
Components of accumulated other comprehensive income, before tax:	(In thousands)
Net actuarial gain	$(30,714)	$(670)
Net prior service cost	121	—

Total	$(30,593)	$(670)

	Pension Benefits	Other Benefits
Changes in accumulated other comprehensive income, before tax:	(In thousands)
Net actuarial gain, beginning of year	$(14,824)	$(41)
Amortization	125	—
Curtailment and settlement adjustments	6,312	(153)
Liability gain	(56,589)	(477)
Asset loss	34,264	—
Other	(2)	1

Net actuarial gain, end of year	$(30,714)	$(670)

Net prior service cost, beginning of year	$237	$—
Amortization	(116)	—

Net prior service cost, end of year	$121	$—

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

NOTE Q—DERIVATIVE FINANCIAL INSTRUMENTS

The Company purchases certain commodities, primarily corn and soybean meal, for use as ingredients in the feed it either sells commercially or consumes in its live operations. As a result, the Company’s operating results and cash flows are affected by changes in the price and availability of such feed ingredients. The Company attempts to mitigate its exposure to these changes through a program of risk management that includes the use of (i) contracts for the future delivery of commodities at fixed prices and (ii) derivative financial instruments such as exchange-traded futures and options. The Company has elected not to designate the derivative financial instruments it executes to mitigate its exposure to commodity price changes as cash flow hedges. The Company recognized $38.3 million in losses related to changes in the fair value of these derivative financial instruments during 2008. These losses are recorded in cost of sales. The impact of changes in the fair value of these derivative financial instruments in 2007 and 2006 was immaterial. The impact of changes in the fair value of these derivative financial instruments in 2007 and 2006 was immaterial. At September 27, 2008, the Company recorded a liability for futures contracts with an aggregate fair value of $18.0 million executed to manage the price risk on 19.1 million bushels of corn and 0.3 million tons of soybean meal.

In October 2008, the Company suspended the use of derivative financial instruments in response to its current financial condition. It immediately settled all outstanding derivative financial instruments and recognized losses in October totaling $18.4 million.

NOTE R—RELATED PARTY TRANSACTIONS

Lonnie “Bo” Pilgrim, the Senior Chairman, and certain entities related to Mr. Pilgrim are, collectively, the major stockholder of the Company (the “major stockholder”).

Transactions with the major stockholder or related entities are summarized as follows:

	2008	2007	2006
	(In thousands)
Loan guaranty fees	$4,904	$3,592	$1,615
Contract grower pay	1,008	885	976
Lease payments on commercial egg property	750	750	750
Other sales to major stockholder	710	620	747
Lease payments and operating expenses on airplane	456	507	492
Live chicken purchases from major stockholder	—	—	231

Pilgrim Interests, Ltd., an entity related to Lonnie “Bo” Pilgrim, guarantees a portion of the Company's debt obligations. In consideration of such guarantees, the Company has paid Pilgrim Interests, Ltd. a quarterly fee equal to 0.25% of one-half of the average aggregate outstanding balance of such guaranteed debt. During 2008, 2007 and 2006, we paid $4.9 million, $3.6 million and $1.6 million, respectively, to Pilgrim Interests, Ltd. Pursuant to the terms of the DIP Credit Agreement, the Company may not pay any guarantee fees without the consent of the lenders party thereto.

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

The Company has executed chicken grower contracts involving farms owned by the major stockholder as well as a farm owned by one former officer and director that provide for the placement of Company-owned flocks on these farms during the grow-out phase of production. These contracts are on terms substantially the same as contracts executed by the Company with unaffiliated parties and can be terminated by either party upon completion of the grow-out phase for each flock. The aggregate amounts paid by the Company to the officers and directors party to these grower contracts were less than $2.0 million in each of the years 2008, 2007 and 2006.

The Company leases a commercial egg property including all of the ongoing costs of the operation from the Company’s major stockholder. The lease, which was executed in December 2000, runs for ten years with a monthly lease payment of $62.5 thousand.

The major stockholder owns both an egg laying operation and a chicken growing operation. At certain times during the year, the major stockholder may purchase live chickens and hens, and certain feed inventories during the grow-out phase for his flocks, from the Company and then sell the birds to the Company at maturity using a market-based formula in which the price is subject to a ceiling calculated at his cost plus two percent. The Company has not purchased chickens under this agreement since the first quarter of 2006 when the major stockholder recognized an operating margin of $4.5 thousand on the aggregate amount paid by the Company to the major stockholder reflected in the line item Live chicken purchases from major stockholder in the table above.

The Company leases an airplane from its major stockholder under an operating lease agreement that is renewable annually. The terms of the lease agreement require monthly payments of $33.0 thousand plus operating expenses. Lease expense was $396.0 thousand for each of the years 2008, 2007 and 2006. Operating expenses were $60.0 thousand, $111.2 thousand and $96.5 thousand in 2008, 2007 and 2006, respectively. The lease was terminated on November 18, 2008.

The Company maintains depository accounts with a financial institution in which the Company’s major stockholder is also a major stockholder. Fees paid to this bank in 2008, 2007 and 2006 were insignificant. As of September 27, 2008, the Company had account balances at this financial institution of approximately $2.4 million.

The major stockholder has deposited $0.3 million with the Company as an advance on miscellaneous expenditures.

A son of the major stockholder sold commodity feed products and a limited amount of other services to the Company aggregating approximately $0.4 million and $0.6 million in 2008 and 2007, respectively. He also leases an insignificant amount of land from the Company.

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

NOTE S—COMMITMENTS AND CONTINGENCIES

General

We are a party to many routine contracts in which we provide general indemnities in the normal course of business to third parties for various risks. Among other considerations, we have not recorded a liability for any of these indemnities as based upon the likelihood of payment, the fair value of such indemnities is immaterial.

Purchase Obligations

The Company will sometimes enter into non-cancelable contracts to purchase capital equipment and certain commodities such as corn, soybean meal, cooking oil and natural gas. At September 27, 2008, the Company was party to outstanding purchase contracts totaling $164.9 million. Payments for purchases made under these contracts are due in less than 1 year.

Operating Leases

The Consolidated Statements of Operations include rental expense for operating leases of approximately $71.3 million, $67.3 million and $54.0 million in 2008, 2007 and 2006, respectively. The Company’s future minimum lease commitments under non-cancelable operating leases are as follows: 2009—$43.6 million; 2010—$34.6 million; 2011—$27.4 million; 2012—$15.3 million; 2013—$8.0 million and thereafter—$1.7 million.

Certain of the Company’s operating leases include rent escalations. The Company includes the rent escalation in its minimum lease payments obligations and recognizes them as a component of rental expense on a straight-line basis over the minimum lease term.

The Company also maintains operating leases for various types of equipment, some of which contain residual value guarantees for the market value of assets at the end of the term of the lease. The terms of the lease maturities range from one to seven years. The maximum potential amount of the residual value guarantees is estimated to be approximately $19.9 million; however, the actual amount would be offset by any recoverable amount based on the fair market value of the underlying leased assets. No liability has been recorded related to this contingency as the likelihood of payments under these guarantees is not considered to be probable and the fair value of such guarantees is immaterial. The Company historically has not experienced significant payments under similar residual guarantees.

Financial Instruments

At September 27, 2008, the Company had $111.2 million in letters of credit outstanding relating to normal business transactions. Letters of credit totaling $86.0 million affect the availability of credit under our $300.0 million secured revolving credit facility with notes payable at LIBOR plus 1.25% to LIBOR plus 2.75%.

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

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

Litigation

The Company is subject to various legal proceedings and claims which arise in the ordinary course of business. In the Company’s opinion, it has made appropriate and adequate accruals for claims where necessary, and the Company believes the probability of material losses beyond the amounts accrued to be remote; however, the ultimate liability for these matters is uncertain, and if significantly different than the amounts accrued, the ultimate outcome could have a material effect on the financial condition or results of operations of the Company. On December 1, 2008, the Debtors filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The cases are being jointly administered under Case No. 08-45664. The Debtors continue to operate their business as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. As of the date of the Chapter 11 filing, virtually all pending litigation against the Company (including the actions described below) is stayed as to the Company, and absent further order of the Bankruptcy Court, no party, subject to certain exceptions, may take any action, also subject to certain exceptions, to recover on pre-petition claims against the Debtors. At this time it is not possible to predict the outcome of the Chapter 11 filings or their effect on our business. Below is a summary of the most significant claims outstanding against the Company. The Company believes it has substantial defenses to the claims made and intends to vigorously defend these cases.

Among the claims presently pending against the Company are claims seeking unspecified damages brought by a stockholder, individually and on behalf of a putative class, alleging violations of certain antifraud provisions of the Securities Exchange Act of 1934. The Company intends to defend vigorously against the merits of the action and any attempts by the plaintiff to certify a class action. The likelihood of an unfavorable outcome or the amount or range of any possible loss to the Company cannot be determined at this time.

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

Other claims presently pending against the Company are claims seeking unspecified damages brought by current and former employees seeking compensation for the time spent donning and doffing clothing and personal protective equipment. We are aware of an industry-wide investigation by the Wage and Hour Division of the US Department of Labor to ascertain compliance with various wage and hour issues, including the compensation of employees for the time spent on activities such as donning and doffing clothing and personal protective equipment. Due, in part, to the government investigation and the recent US Supreme Court decision in IBP, Inc. v. Alvarez, it is possible that we may be subject to additional employee claims. We intend to assert vigorous defenses to the litigation. Nonetheless, there can be no assurances that other similar claims may not be brought against the Company.

US Immigration and Customs Enforcement has recently been investigating identity theft within our workforce. With our cooperation, during the past eleven months US Immigration and Customs Enforcement has arrested approximately 350 of our employees believed to have engaged in identity theft at five of our facilities. No assurances can be given that further enforcement efforts by governmental authorities against our employees or the Company will not disrupt a portion of our workforce or our operations at one or more of our facilities, thereby negatively impacting our business.

NOTE T—BUSINESS SEGMENTS

We operate in two reportable business segments as (i) a producer and seller of chicken products and (ii) a seller of other products.

Our chicken segment includes sales of chicken products we produce and purchase for resale in the US, including Puerto Rico, and Mexico. Our chicken segment conducts separate operations in the US and Puerto Rico and in Mexico and is reported as two separate geographical areas.

Our other products segment includes distribution of non-poultry products that are purchased from third parties and sold to independent grocers and quick service restaurants. Also included in this category are sales of table eggs, feed, protein products, live hogs and other items, some of which are produced or raised by the Company.

Inter-area sales and inter-segment sales, which are not material, are accounted for at prices comparable to normal trade customer sales. Corporate expenses are allocated to Mexico based upon various apportionment methods for specific expenditures incurred related thereto with the remaining amounts allocated to the US portions of the segments based on number of employees.

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

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

The following table presents certain information regarding our segments:

As of or for the Year Ended	September 27, 2008	September 29, 2007(a)	September 30, 2006
		(In thousands)
Net sales to customers:
Chicken:
United States	$7,077,047	$6,328,354	$4,098,403
Mexico	543,583	488,466	418,745

Subtotal	7,620,630	6,816,820	4,517,148
Other Products:
United States	869,850	661,115	618,575
Mexico	34,632	20,677	17,006

Subtotal	904,482	681,792	635,581

Total	$8,525,112	$7,498,612	$5,152,729

Operating income (loss):
Chicken:
United States(b)	$(1,135,370)	$192,447	$28,619
Mexico	(25,702)	13,116	(17,960)

Subtotal	(1,161,072)	205,563	10,659
Other Products:
United States	98,863	28,636	(1,192)
Mexico	4,513	2,992	1,638

Subtotal	103,376	31,628	446

Total	$(1,057,696)	$237,191	$11,105

Depreciation and amortization(c)(d)(e):
Chicken:
United States	$215,586	$183,808	$114,516
Mexico	10,351	11,015	11,305

Subtotal	225,937	194,823	125,821
Other Products:
United States	13,354	8,278	7,743
Mexico	244	215	146

Subtotal	13,598	8,493	7,889

Total	$239,535	$203,316	$133,710

Total assets(f):
Chicken:
United States	$2,733,089	$3,247,812	$1,909,129
Mexico	372,952	348,894	361,887

Subtotal	3,106,041	3,596,706	2,271,016
Other Products:
United States	153,607	104,644	89,447
Mexico	5,542	4,120	1,660

Subtotal	159,149	108,764	91,107

Total	$3,265,190	$3,705,470	$2,362,123

Acquisitions of property, plant and equipment (excluding business acquisition)(g):
Chicken:
United States	$148,811	$164,449	$133,106
Mexico	545	1,633	6,536

Subtotal	149,356	166,082	139,642
Other Products:
United States	2,815	5,699	3,567
Mexico	330	40	416

Subtotal	3,145	5,739	3,983

Total	$152,501	$171,821	$143,625

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

(a)	The Company acquired Gold Kist on December 27, 2006 for $1.139 billion.

(b)	Includes goodwill impairment of $501.4 million and restructuring charges of $29.3 million in 2008.

(c)	Includes amortization of capitalized financing costs of approximately $4.9 million, $6.6 million and $2.6 million in 2008, 2007 and 2006, respectively

(d)	Includes amortization of intangible assets of $10.2 million, $8.1 million and $1.8 million recognized in 2008, 2007 and 2006 related primarily to the Gold Kist and ConAgra Chicken acquisitions.

(e)	Excludes depreciation costs incurred by our discontinued turkey business of $0.7 million, $1.6 million and $1.4 million during 2008, 2007 and 2006, respectively.

(f)	Excludes total assets of our discontinued turkey business of $33.5 million at September 27, 2008, $68.8 million at September 29 2007 and $64.7 million at September 30, 2006.

(g)
Excludes acquisitions of property, plant and equipment by our discontinued turkey business of $0.5 million and $0.3 million during 2007 and 2006, respectively. Acquisitions of property, plant and equipment by our discontinued turkey business during 2008 were immaterial.

The Company had one customer that represented 10% or more of annual net sales in 2008, 2007 and 2006.

The Company’s Mexico operations had net long-lived assets of $97.2 million, $106.2 million, and $116.9 million at September 27, 2008, September 29, 2007 and September 30, 2006, respectively.

The Company’s Mexico operations had net assets of $230.5 million and $284.8 million and at September 27, 2008 and September 29, 2007, respectively.

NOTE U—QUARTERLY RESULTS (UNAUDITED)

2008	First	Second(a)	Third(b)	Fourth(c)	Year
	(In thousands, except per share data)
Net sales	$2,047,353	$2,100,794	$2,207,476	$2,169,489	$8,525,112
Gross profit (loss)	105,103	(35,401)	53,211	(286,408)	(163,495)
Operating income (loss)	670	(143,629)	(42,531)	(872,206)	(1,057,696)
Loss from continuing operations	(33,166)	(111,501)	(48,344)	(799,161)	(992,172)
Income (loss) from operation of discontinued business	837	(850)	(4,437)	(2,862)	(7,312)
Gain on disposal of discontinued business	—	903	—	—	903
Net loss	(32,329)	(111,448)	(52,781)	(802,023)	(998,581)
Per share amounts:
Continuing operations	$(0.50)	$(1.67)	$(0.69)	$(10.79)	$(14.31)
Discontinued business	0.01	—	(0.06)	(0.04)	(0.09)
Net loss	(0.49)	(1.67)	(0.75)	(10.83)	(14.40)
Dividends	0.0225	0.0225	0.0225	0.0225	0.0900
Number of days in quarter	91	91	91	91	364

(a)	The company recognized restructuring charges of $17.7 million in the second quarter of 2008.

(b)	The Company recognized gains on derivative financial instruments of $102.4 million in the third quarter of 2008.

(c)
The Company recognized goodwill impairment of $501.4 million, losses on derivative financial instruments of $155.7 million, restructuring charges of $8.1 million and valuation allowances of $34.6 million in the fourth quarter of 2008.

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

2007	First(a)	Second	Third	Fourth	Year
	(In thousands, except per share data)
Net sales	$1,291,957	$1,987,185	$2,104,499	$2,114,971	$7,498,612
Gross profit	62,238	84,049	234,825	211,618	592,730
Operating income (loss)	(4,902)	(10,674)	136,896	115,871	237,191
Income (loss) from continuing operations	(9,827)	(39,018)	63,277	37,084	51,516
Income (loss) from operation of discontinued business	1,091	(1,059)	(636)	(3,895)	(4,499)
Net income (loss)	(8,736)	(40,077)	62,641	33,189	47,017
Per share amounts:
Continuing operations	$(0.15)	$(0.59)	$0.95	$0.56	$0.77
Discontinued business	0.02	(0.01)	(0.01)	(0.06)	(0.06)
Net income (loss)	(0.13)	(0.60)	0.94	0.50	0.71
Dividends	0.0225	0.0225	0.0225	0.0225	0.0900
Number of days in quarter	91	91	91	91	364

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

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

SCHEDULE II
PILGRIM'S PRIDE CORPORATION
VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Beginning Balance	Charged to Costs and Expenses	Charged to Other Accounts		Deductions (b)	Ending Balance
	(In thousands)
Trade Accounts and Other Receivables— Allowance for Doubtful Accounts:
2008	$5,017	$1,956	$—		$2,272	$4,701
2007	2,155	4,751	424	(a)	2,313	5,017
2006	4,818	(185)	—		2,478	2,155

Deferred Tax Assets— Valuation Allowance:
2008	$308	$70,850	$—		$—	$71,158
2007	—	—	308		—	308
2006	—	—	—		—	—

(a)	Adjustment to balance established for accounts receivable acquired from Gold Kist.
(b)	Uncollectible accounts written off, net of recoveries.

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

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

2.3
Agreement and Plan of Merger dated as of December 3, 2006, by and among the Company, Protein Acquisition Corporation, a wholly owned subsidiary of the Company, and Gold Kist Inc. (incorporated by reference from Exhibit 99.(D)(1) to Amendment No. 11 to the Company’s Tender Offer Statement on Schedule TO filed on December 5, 2006).

3.1	Certificate of Incorporation of the Company, as amended (incorporated by reference from Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended October 2, 2004).

3.2	Amended and Restated Corporate Bylaws of the Company (incorporated by reference from Exhibit 4.4 of the Company’s Registration Statement on Form S-8 (No. 333-111929) filed on January 15, 2004).

4.1	Certificate of Incorporation of the Company, as amended (included as Exhibit 3.1).

4.2	Amended and Restated Corporate Bylaws of the Company (included as Exhibit 3.2).

4.3
Indenture, dated November 21, 2003, between Pilgrim's Pride Corporation and The Bank of New York as Trustee relating to Pilgrim’s Pride’s 9 1/4% Senior Notes due 2013 (incorporated by reference from Exhibit 4.1 of the Company's Registration Statement on Form S-4 (No. 333-111975) filed on January 16, 2004).

4.4	Form of 9 1/4% Note due 2013 (incorporated by reference from Exhibit 4.3 of the Company's Registration Statement on Form S-4 (No. 333-111975) filed on January 16, 2004).

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

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

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

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

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

10.12
Guaranty Fee Agreement between Pilgrim’s Pride Corporation and Pilgrim Interests, Ltd., dated June 11, 1999 (incorporated by reference from Exhibit 10.24 of the Company’s Annual Report on Form 10-K for the year ended October 2, 1999).

10.13
Commercial Property Lease dated December 29, 2000 between Pilgrim’s Pride Corporation and Pilgrim Poultry G.P. (incorporated by reference from Exhibit 10.30 of the Company’s Quarterly Report on Form 10-Q for the three months ended December 30, 2000).

10.14
Amendment No. 1 dated as of December 31, 2003 to Purchase and Contribution Agreement dated as of June 26, 1998, between Pilgrim’s Pride Funding Corporation and Pilgrim’s Pride Corporation (incorporated by reference from Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed February 4, 2004).

10.15	Employee Stock Investment Plan of the Company (incorporated by reference from Exhibit 4.1 of the Company’s Registration Statement on Form S-8 (No. 333-111929) filed on January 15, 2004). …

10.16	2005 Deferred Compensation Plan of the Company (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 27, 2004). …

10.17
Vendor Service Agreement dated effective December 28, 2005 between Pilgrim's Pride Corporation and Pat Pilgrim (incorporated by reference from Exhibit 10.2 of the Company's Current Report on Form 8-K dated January 6, 2006).

10.18
Transportation Agreement dated effective December 28, 2005 between Pilgrim's Pride Corporation and Pat Pilgrim (incorporated by reference from Exhibit 10.3 of the Company's Current Report on Form 8-K dated January 6, 2006).

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

10.19
Credit Agreement by and among the Avícola Pilgrim’s Pride de México, S. de R.L. de C.V. (the "Borrower"), Pilgrim's Pride Corporation, certain Mexico subsidiaries of the Borrower, ING Capital LLC, and the lenders signatory thereto dated as of September 25, 2006 (incorporated by reference from Exhibit 10.1 of the Company's Current Report on Form 8-K filed on September 28, 2006).

10.20
2006 Amended and Restated Credit Agreement by and among CoBank, ACB, Agriland, FCS and the Company dated as of September 21, 2006 (incorporated by reference from Exhibit 10.2 of the Company's Current Report on Form 8-K filed on September 28, 2006).

10.21
First Amendment to the Pilgrim’s Pride Corporation Amended and Restated 2005 Deferred Compensation Plan Trust, dated as of November 29, 2006 (incorporated by reference from Exhibit 10.03 of the Company’s Current Report on Form 8-K filed on December 05, 2006). …

10.22
Agreement and Plan of Merger dated as of December 3, 2006, by and among the Company, Protein Acquisition Corporation, a wholly owned subsidiary of the Company, and Gold Kist Inc. (incorporated by reference from Exhibit 99.(D)(1) to Amendment No. 11 to the Company’s Tender Offer Statement on Schedule TO filed on December 5, 2006).

10.23
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

10.24
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

10.25
Fourth Amended and Restated Secured Credit Agreement, dated as of February 8, 2007, by and among the Company, To-Ricos, Ltd., To-Ricos Distribution, Ltd., Bank of Montreal, as agent, SunTrust Bank, as syndication agent, U.S. Bank National Association and Wells Fargo Bank, National Association, as co-documentation agents, BMO Capital Market, as lead arranger, and the other lenders signatory thereto (incorporated by reference from Exhibit 10.01 of the Company’s Current Report on Form 8-K dated February 12, 2007).

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

10.26
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

10.27
First Amendment to Credit Agreement, dated as of March 15, 2007, by and among the Borrower, the Company, the Subsidiary Guarantors, ING Capital LLC, and the Lenders (incorporated by reference from Exhibit 10.01 of the Company’s Current Report on Form 8-K dated March 20, 2007).

10.28
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

10.29
Retirement and Consulting Agreement dated as of October 10, 2007, between the Company and Clifford E. Butler (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K dated October 10, 2007). …

10.30
Fifth Amendment to Credit Agreement, dated as of August 7, 2007, by and among the Company as borrower, CoBank, ACB, as lead arranger and co-syndication agent, and the sole book runner, and as administrative, documentation and collateral agent, Agriland, FCS, as co-syndication agent, and as syndication party, and the other syndication parties signatory thereto (incorporated by reference from Exhibit 10.39 of the Company’s Annual Report on Form 10-K filed on November 19, 2007).

10.31
Sixth Amendment to Credit Agreement, dated as of November 7, 2007, by and among the Company as borrower, CoBank, ACB, as administrative agent, and the other syndication parties signatory thereto (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K dated November 13, 2007).

10.32
Ground Lease Agreement effective February 1, 2008 between Pilgrim's Pride Corporation and Pat Pilgrim (incorporated by reference from Exhibit 10.1 of the Company's Current Report on Form 8-K dated February 1, 2008).

10.33
Seventh Amendment to Credit Agreement, dated as of March 10, 2008, by and among the Company as borrower, CoBank, ACB, as administrative agent, and the other syndication parties signatory thereto (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 20, 2008).

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

10.34
First Amendment to the Fourth Amended and Restated Secured Credit Agreement, dated as of March 11, 2008, by and among the Company, To-Ricos, Ltd., To-Ricos Distribution, Ltd., Bank of Montreal, as administrative agent, and the other lenders signatory thereto (incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 20, 2008).

10.35
Eighth Amendment to Credit Agreement, dated as of April 30, 2008, by and among the Company as borrower, CoBank, ACB, as administrative agent, and the other syndication parties signatory thereto (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 5, 2008).

10.36
Second Amendment to the Fourth Amended and Restated Secured Credit Agreement, dated as of April 30, 2008, by and among the Company, To-Ricos, Ltd., To-Ricos Distribution, Ltd., Bank of Montreal, as administrative agent, and the other lenders signatory thereto (incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 5, 2008).

10.37
Change to Company Contribution Amount Under the Amended and Restated 2005 Deferred Compensation Plan of the Company (incorporated by reference from Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed July 30, 2008). …

10.38
Limited Duration Waiver of Potential Defaults and Events of Default under Credit Agreement dated September 26, 2008 by and among Pilgrim's Pride Corporation, as borrower, CoBank, ACB, as administrative agent, and the other syndication parties signatory thereto (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 29, 2008).

10.39
Limited Duration Waiver Agreement dated as of September 26, 2008 by and among Pilgrim's Pride Corporation, as borrower, Bank of Montreal, as administrative agent, and certain other bank parties thereto (incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed on September 29, 2008).

10.40
Limited Duration Waiver Agreement dated as of September 26, 2008 by and among Pilgrim's Pride Corporation, Pilgrim's Pride Funding Corporation, BMO Capital Markets Corp., as administrator, and Fairway Finance Company, LLC (incorporated by reference from Exhibit 10.3 to the Company's Current Report on Form 8-K filed on September 29, 2008).

10.41
Amended and Restated Receivables Purchase Agreement dated as of September 26, 2008 among Pilgrim's Pride Corporation, Pilgrim's Pride Funding Corporation, BMO Capital Markets Corp., as administrator, and the various purchasers and purchaser agents from time to time parties thereto (incorporated by reference from Exhibit 10.4 to the Company's Current Report on Form 8-K filed on September 29, 2008).

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

10.42
Amendment No. 1 dated as of October 10, 2008 to Amended and Restated Receivables Purchase Agreement, dated as of September 26, 2008 among Pilgrim's Pride Corporation, Pilgrim's Pride Funding Corporation, BMO Capital Markets Corp., as administrator, and the various purchasers and purchaser agents from time to time parties thereto.*

10.43
Amendment No. 2 to Purchase and Contribution Agreement dated as of September 26, 2008 among Pilgrim's Pride Funding Corporation and Pilgrim's Pride Corporation (incorporated by reference from Exhibit 10.5 to the Company's Current Report on Form 8-K filed on September 29, 2008).

10.44
Limited Duration Waiver of Potential Defaults and Events of Default under Credit Agreement dated October 26, 2008 by and among Pilgrim's Pride Corporation, as borrower, CoBank, ACB, as administrative agent, and the other syndication parties signatory thereto (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 27, 2008).

10.45
Limited Duration Waiver Agreement dated as of October 26, 2008 by and among Pilgrim's Pride Corporation, as borrower, Bank of Montreal, as administrative agent, and certain other bank parties thereto (incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed on October 27, 2008).

10.46
Limited Duration Waiver Agreement dated as of October 26, 2008 by and among Pilgrim's Pride Corporation, Pilgrim's Pride Funding Corporation, BMO Capital Markets Corp., as administrator, and Fairway Finance Company, LLC (incorporated by reference from Exhibit 10.3 to the Company's Current Report on Form 8-K filed on October 27, 2008).

10.47
Form of Change in Control Agreement dated as of October 21, 2008 between the Company and certain of its executive officers (incorporated by reference from Exhibit 10.4 to the Company's Current Report on Form 8-K filed on October 27, 2008). …

10.48
First Amendment to Limited Duration Waiver of Potential Defaults and Events of Default under Credit Agreement dated November 25, 2008 by and among Pilgrim's Pride Corporation, as borrower, CoBank, ACB, as administrative agent, and the other syndication parties signatory thereto.*

10.49
First Amendment to Limited Duration Waiver Agreement dated as of November 25, 2008 by and among Pilgrim's Pride Corporation, as borrower, Bank of Montreal, as administrative agent, and certain other bank parties thereto.*

10.50
First Amendment to Limited Duration Waiver Agreement dated as of November 25, 2008 by and among Pilgrim's Pride Corporation, Pilgrim's Pride Funding Corporation, BMO Capital Markets Corp., as administrator, and Fairway Finance Company, LLC. *

10.51
Waiver Agreement and Second Amendment to Credit Agreement dated November 30, 2008, by and among the Company and certain non-debtor Mexico subsidiaries of the Company, ING Capital LLC, as agent, and the lenders signatory thereto.*

10.52	Post-Petition Credit Agreement dated December 2, 2008 by and among the Company, as borrower, the US Subsidiaries, as guarantors, Bank of Montreal, as agent, and the lenders party thereto.*

Index
PILGRIM’S PRIDE CORPORATION
September 27, 2008

12	Ratio of Earnings to Fixed Charges for the years ended September 27, 2008, September 29, 2007, September 30, 2006, October 1, 2005, October 2, 2004, and September 27, 2003.*

21	Subsidiaries of Registrant.*

23	Consent of Ernst & Young LLP.*

31.1	Certification of Co-Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Co-Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Co-Principal Executive Officer of Pilgrim's Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Co-Principal Executive Officer of Pilgrim's Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.3	Certification of Chief Financial Officer of Pilgrim's Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*Filed herewith

…Represents a management contract or compensation plan arrangement

Index