Form 10-K/A
period 2008-09-27
PILGRIMS PRIDE CORP
filed 2009-01-26
CIK 802481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
____________________

FORM 10-K/A
(Amendment No. 1)
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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this "Amendment") amends Pilgrim's Pride Corporation's (the "Company") Annual Report on Form 10-K for the fiscal year ended September 27, 2008, originally filed on December 11, 2008 (the "Original Filing").  We are filing this Amendment to include the information required by Part III and not included in the Original Filing as we will not file our definitive proxy statement within 120 days of the end of the Company's fiscal year ended September 27, 2008.  In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, we are including with this Amendment certain currently dated certifications.  Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these currently dated certifications.

Except as described above, no other changes have been made to the Original Filing.  The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events that occurred at a date subsequent to the filing of the Original Filing.  In this Amendment, unless the context indicates otherwise, the terms "Company," "we," "us," and "our" refer to Pilgrim's Pride Corporation and its subsidiaries.

TABLE OF CONTENTS
Page

-i-

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers

Certain information regarding our executive officers has been presented under "Executive Officers" included in "Item 1. Business" of our Form 10-K filed with the Securities and Exchange Commission (the "SEC") on December 11, 2008.  In connection with our restructuring process, on December 16, 2008, J. Clinton Rivers resigned from his position as Chief Executive Officer and President of the Company, and Robert A. Wright resigned from his position as Chief Operating Officer of the Company.

On December 16, 2008, the Board appointed Don Jackson as our President and Chief Executive Officer, subject to the approval of the Bankruptcy Court.  Prior to joining the Pilgrim's, Dr. Jackson, 57, served as president of Foster Farms' poultry division, since 2000.  Prior to that, he served as executive vice president for foodservice of the former ConAgra Poultry Company. Before that he worked for 22 years for Seaboard Farms, including four years as president and chief executive officer.

Board of Directors

Our bylaws specify that the Board of Directors shall consist of not less than one member, with the actual number of directors being fixed by the Board. Our Board of Directors currently has eleven members, and there is one vacancy on the Board as a result of the resignation of J. Clinton Rivers on December 16, 2008.  The Board is working to identify a qualified candidate to fill the vacancy.

Our Directors

Lonnie “Bo” Pilgrim, 80, has served as Senior Chairman of the Board since July 2007. He served as Chairman of the Board from our organization in July 1968 until July 2007.  He also served as Chief Executive Officer from July 1968 to June 1998.  Prior to our incorporation, Mr. Pilgrim was a partner in our predecessor partnership business founded in 1946.

Lonnie Ken Pilgrim, 50, has served as Chairman of the Board since July 2007 and as interim President since December 2008. He served as Executive Vice President, Assistant to Chairman from November 2004 until July 2007, and he served as Senior Vice President, Transportation from August 1997 to November 2004.  Prior to that, he served as Vice President of Transportation.  He has been a member of the Board of Directors since March 1985, and he has been employed by Pilgrim’s Pride since 1977.  He is a son of Lonnie “Bo” Pilgrim.

Richard A. Cogdill, 48, has served as Chief Financial Officer, Secretary and Treasurer (our Principal Financial and Accounting Officer) since January 1997.  He became a Director in September 1998.  Previously, he served as Senior Vice President, Corporate Controller, from August 1992 through December 1996 and as Vice President, Corporate Controller, from October 1991 through August 1992.  Prior to October 1991, he was a Senior Manager with Ernst & Young LLP.  He is a Certified Public Accountant.

Charles L. Black, 79, was previously a Director of the Company from 1968 to August 1992 and has served as a Director since his re-election in February 1995. He was Senior Vice President, Branch President of NationsBank, Mt. Pleasant, Texas, from December 1981 to his retirement in February 1995.

Linda Chavez, 61, was appointed a Director in July 2004. She has been Chairman of the Center for Equal Opportunity, a non-profit public policy research organization in Sterling, Virginia, since January 1, 2006 and previously served as its President from 1995 until her election as Chairman.  Previously, she served as Chairman, National Commission on Migrant Education from 1988 to 1992 and White House Director of Public Liaison in 1985.  She also serves on the board of directors of ABM Industries, Inc., a facilities service contractor, as well as on the boards of several non-profit organizations.

S. Key Coker, 51, was appointed a Director in September 2000. Since 1992, he has served as Executive Vice President of Compass Bank, a subsidiary of Banco Bilbao Vizcaya Argentaria, a $600 billion bank with offices in 36 countries.  He is a career banker with 28 years of experience in banking.

Keith W. Hughes, 62, was appointed a Director in September 2004.  He was Chairman and CEO of Dallas-based Associates First Capital from 1994 to 2000 when it merged with Citigroup, and he served as Associates First Capital’s President and Chief Operating Officer from 1991 to 1994. Prior to joining Associates, he held various roles in the financial services industry, working for Continental Illinois Bank in Chicago, Northwestern Bank in Minneapolis and Crocker Bank in San Francisco.  Mr. Hughes also serves as a director and audit committee member of Texas Industries, Inc., a producer of cement, concrete and aggregate construction material, and Fidelity National Information Services. He is a former Vice Chairman and member of the Board of Directors of Citigroup.

Blake D. Lovette, 66, was appointed a Director in November 2003.  He has served as a consultant to companies serving the food industry and has been a private investor since July 2002.  From 1998 to June 2002, he was President of ConAgra Poultry Company, a fully-integrated chicken processing business engaged in the production, processing, marketing and distribution of fresh and frozen chicken products.  Mr. Lovette has served as a poultry company executive for many years.  He was President and Chief Operating Officer of Valmac Industries from 1979 to 1985.  From 1985 to 1988, Mr. Lovette led the Shenandoah Products Corporation operations of Perdue Farms.  He was President and Chief Operating Officer of poultry operations of Holly Farms Corporation from 1988 to 1990, and was with the Lovette Company from 1990 to 1998.

Vance C. Miller, Sr., 75, was elected a Director in September 1986.  Mr. Miller has been Chairman of Vance C. Miller Interests, a real estate development company formed in 1977, and has served as the Chairman of the Board and Chief Executive Officer of Henry S. Miller Cos., a Dallas, Texas, real estate services firm, since 1991.  Mr. Miller was appointed by the President of the United States to serve as Director of Fannie Mae from 1986 to 1989.

James G. Vetter, Jr., 74, has served as a Director since 1981. Mr. Vetter has practiced law in Dallas, Texas, since 1966.  He is of counsel to the Dallas law firm of GodwinRonquillo PC.  Mr. Vetter is a Board-Certified Tax Law Specialist and served as a lecturer and author in tax matters.

Donald L. Wass, Ph.D., 76, was elected a Director in May 1987.  He has been President of the William Oncken Company of Texas, a time management consulting company, since 1970. Dr. Wass is also President of TECTexas DFW, a firm that specializes in the continued development of Presidents/CEOs.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and Directors, and persons who own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the SEC.  Officers, Directors and greater than ten-percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  Based on our review of the copies of such forms, we believe that all filing requirements applicable to our officers, Directors and greater than ten-percent stockholders for fiscal 2008 were complied with.

Code of Business Conduct and Ethics and Corporate Governance Policies

Our Board of Directors has adopted a Code of Business Conduct and Ethics and Corporate Governance Policies of the Board of Directors.  The full texts of the Code of Business Conduct and Ethics and Corporate Governance Policies are posted on our website at www.pilgrimspride.com, under the “Investors – Corporate Governance” caption and are also available in print to any stockholder who requests them.  We intend to disclose future amendments to, or waivers from, certain provisions of the Code of Business Conduct and Ethics on our website within four business days following the date of such amendment or waiver.

Audit Committee of the Board of Directors

To assist in carrying out its duties, the Board of Directors has delegated certain authority to the Audit Committee. The members of the Audit Committee are Vance C. Miller, Sr., Linda Chavez and Keith W. Hughes.  Our Audit Committee’s responsibilities include selecting our independent public accounting firm, reviewing the plan and results of the audit performed by our independent registered public accounting firm and the adequacy of our systems of internal accounting controls, and monitoring compliance with our conflicts of interest and business ethics policies.  The Audit Committee is composed entirely of Directors who the Board of Directors has determined to be independent within the meaning of the NYSE listing standards.  Although our common stock was delisted from trading on the New York Stock Exchange on December 1, 2008, our Board of Directors has elected to continue to apply the corporate governance criteria set forth in the NYSE listing standards.  The Board has determined that each of the members of the Audit Committee is financially literate and that Keith W. Hughes is an “audit committee financial expert” within the meaning of the regulations of the SEC.  The Audit Committee has an Audit Committee Charter, which is available on our website at www.pilgrimspride.com, under the “Investors – Corporate Governance” caption.  The Audit Committee Charter is also available in print to any stockholder who requests it.

ITEM 11.  EXECUTIVE COMPENSATION

REPORT OF THE COMPENSATION COMMITTEE

The primary functions of the Compensation Committee (the “Committee”) of the Board of Directors of Pilgrim’s Pride Corporation (the “Company”) are to review and approve executive officer compensation and employee compensation matters and oversee the administration of our Senior Executive Performance Bonus Plan for key members of management and the Company’s employee benefit plans, independently or in conjunction with the Board of Directors, as appropriate.

The Committee has reviewed and discussed the Compensation Discussion and Analysis (the “CD&A”) for the year ended September 27, 2008, with management. In reliance on the reviews and discussions referred to above, the Committee recommended to the Board of Directors that the CD&A be included in the Company’s Form 10-K/A, to be filed with the Securities and Exchange Commission.

Compensation Committee
Lonnie “Bo” Pilgrim Lonnie Ken Pilgrim Vance C. Miller, Sr. James G. Vetter, Jr. Blake D. Lovette
Compensation Subcommittee
Charles L. Black Vance C. Miller, Sr.

January 26, 2009

Compensation Committee Interlocks and Insider Participation

During fiscal 2008, the members of the Compensation Committee were Lonnie “Bo” Pilgrim, our Senior Chairman, Lonnie Ken Pilgrim, our Chairman, Vance C. Miller, Sr., James G. Vetter, Jr. and Blake D. Lovette.

The Company has been and continues to be a party to certain transactions with Lonnie “Bo” Pilgrim and his children, including Ken Pilgrim, and a law firm affiliated with James G. Vetter, Jr. These transactions, along with all other transactions between the Company and affiliated persons, require the prior approval of the Audit Committee of the Board of Directors, and the Audit Committee has approved each of these transactions. Set forth below is a summary of these transactions.

At certain times during previous years, the Company has entered into risk transfer transactions with Lonnie “Bo” Pilgrim whereby Mr. Pilgrim purchased certain amounts of the Company’s live chickens and hens, feed inventory and veterinary and technical services during the grow-out process and then contracted with the Company to re-sell the birds at maturity. Chicks, feed and services were purchased from the Company for their fair market value, and the Company purchased the mature chickens from Mr. Pilgrim at a market-based formula price subject to a ceiling price calculated at Lonnie “Bo” Pilgrim’s cost plus two percent. No purchases have been made by the Company under this agreement since the first quarter of fiscal 2006.

We have entered into chicken grower contracts involving farms owned by certain of our officers, providing the placement of Pilgrim’s Pride-owned flocks on their farms during the grow-out phase of production. These contracts are on terms substantially the same as contracts we enter into with unaffiliated parties and can be terminated by either party upon completion of the grow-out of each flock. The aggregate amount paid by us to Lonnie “Bo” Pilgrim under these grower contracts during fiscal 2008 was $1,007,865.

Additionally, we process the payroll for certain employees of Lonnie “Bo” Pilgrim and Pilgrim Poultry G.P. (“PPGP”) as well as perform certain administrative bookkeeping services for Mr. Pilgrim’s personal businesses. Lonnie “Bo” Pilgrim is the sole proprietor of PPGP. During fiscal 2008, PPGP paid the Company $542,418 for general supplies and the services described above.

PPGP also rents facilities to us for the production of eggs. On December 29, 2000, we entered into an agreement with PPGP to rent its egg production facilities for a monthly amount of $62,500. During fiscal 2008, we paid rental on the facilities of $750,000 to PPGP. Our management believes that the terms of this agreement with PPGP are substantially similar to, and contain terms not less favorable to us than, agreements obtainable from unaffiliated parties.

The Company also maintains depository accounts with a financial institution of which Lonnie “Bo” Pilgrim is a major stockholder. Fees paid to this bank in fiscal 2008 are insignificant, and as of September 27, 2008, we had bank balances at this financial institution of approximately $2,385,615.

Since 1985, we have leased an airplane from Lonnie “Bo” Pilgrim under a lease agreement which provides for monthly lease payments of $33,000 plus operating expenses, which terms our management believes to be substantially similar to those obtainable from unaffiliated parties.

During fiscal 2008, we had lease expenses of $396,000 and operating expenses of $59,970 associated with the use of this airplane.  On November 18, 2008, we cancelled this aircraft lease.

A portion of the Company’s debt obligations have been guaranteed by Pilgrim Interests, Ltd., an entity related to our Senior Chairman, Lonnie “Bo” Pilgrim. In consideration of such guarantees, the Company has paid Pilgrim Interests, Ltd. a quarterly fee equal to 0.25% of one-half of the average aggregate outstanding balance of such guaranteed debt. During fiscal 2008, we paid $4,904,301 to Pilgrim Interests, Ltd.

Certain members of the family of Lonnie “Bo” Pilgrim are employed by us, including: his son, Lonnie Ken Pilgrim, our Chairman.  Additionally, his son, Pat Pilgrim; and his daughter, Greta Pilgrim-Owens, were employed by the company and received total compensation for fiscal 2008 of $544,077, $220,281 and $227,669, respectively.

From time to time, the Company has purchased grain from Pat Pilgrim in transactions pre-approved by the Audit Committee. We paid him $392,398 for such purchases in fiscal 2008.  Pat Pilgrim also provided hauling services to us in fiscal 2008, for which he was paid $47,962. He also paid the Company $27,696 in fiscal 2008 for land he leases from us. On November 30, 2005, the Audit Committee pre-approved us entering into three contracts with Pat Pilgrim, including a general services agreement, a transportation agreement and a lease. On January 28, 2008, the Audit Committee approved the new ground lease agreement with Mr. Pilgrim. In February 2008, we entered into the new ground lease agreement pursuant to which Mr. Pilgrim rents 1,731 acres of land from the Company for annual lease payments totaling $27,696. The lease agreement, which is for a one year term, renews for an additional year at the end of each term, but the agreement can be terminated by either party without cause. At the end of each year, the Company and Mr. Pilgrim may reevaluate the acreage and the rental rate under the lease and may amend those items, but only after pre-approval by the Audit Committee. Management believes the terms of these contracts and transactions are substantially similar to those obtainable from unaffiliated parties.

James G. Vetter, Jr., is of counsel to GodwinRonquillo PC, a Dallas law firm that represents us in connection with a variety of legal matters.  We did not pay any fees to GodwinRonquillo PC in fiscal 2008.

We also employ Blake Lovette’s son-in-law, Ted Lankford, our Complex Manager at Athens, AL, who was paid total compensation of $132,350 in fiscal 2008.

COMPENSATION DISCUSSION AND ANALYSIS

We have a Compensation Committee consisting of Lonnie “Bo” Pilgrim, the co-founder and Senior Chairman of the Board, his son, Lonnie Ken Pilgrim, Chairman of the Board, and three independent directors including Vance C. Miller, Sr., James G. Vetter, Jr. and Blake D. Lovette. The Compensation Committee is responsible for establishing executive compensation and overseeing the administration of our incentive plans and employee benefit plans.

The objectives of our compensation program are to attract, retain and motivate competent executive officers who have the experience and ability to contribute to the success of our business.  Given the many changes our company and our industry have undergone leading to our filing of voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code, in the last quarter of fiscal 2008 the Compensation Committee focused its efforts on retaining key members of our management to maintain stability and continuity. In light of the challenges that we expect to face as we reorganize our business, the Compensation Committee believes that stability among key members of our management team is an important corporate goal. To this end, our compensation program is designed to reward effectiveness, efficiency, flexibility and commitment with the goal of retaining and motivating our executives to achieve our corporate objectives.

The individual judgments made by the Compensation Committee are subjective and are based largely on the recommendations of Lonnie “Bo” Pilgrim and the committee’s perception of each executive’s contribution to both the Company’s past performance and its long-term growth potential.  The committee attempts to ensure that the total compensation paid to each executive officer is fair, reasonable, competitive and motivational.  Periodically, the committee reviews survey data on similar positions with similar companies.  Additionally, the committee believes that in order to maximize the success of the Company, all of our employees must operate as a team.  Accordingly, the committee believes that it is important that our compensation program be designed to reward behavior benefiting the Company as a whole and avoid the creation of incentives that may cause employees to act in a manner that is inconsistent with the best interests of the Company as a whole. In fiscal 2008, our executive officers were employed at will, without employment agreements.  Since the end of fiscal 2008, we have entered into change in control agreements with certain executives and an employment agreement with our newly appointed President and Chief Executive Officer.  Due to our filing of voluntary petitions for relief under Chapter 11 of the Bankruptcy Code, any new compensation arrangements must be approved by the Bankruptcy Court.

This Compensation Discussion and Analysis provides information regarding the compensation programs in place for our principal executive officer, principal financial officer and four other most highly compensated executive officers (“named executive officers”) for the year ended September 27, 2008.  The principal elements of compensation for our executive officers are (a) base salary, (b) incentive compensation under our Senior Executive Performance Bonus Plan described below, when available, (c) the Company’s contributions to the Employee Stock Investment Plan, (d) the Company’s contributions to our 401(k) salary deferral plan, (e) certain perquisites and other personal benefits, and (f) on occasion, discretionary bonuses.  We do not have a formal stock ownership requirement for our executives.

Role of Executive Officers in Compensation Decisions

Lonnie “Bo” Pilgrim, our co-founder and Senior Chairman and a member of the Compensation Committee, annually reviews the performance of all executive officers and key employees with the full Compensation Committee and makes recommendations of base salaries and bonuses based on these reviews.  The Committee considers these reviews and recommendations and then exercises its discretion in adopting or modifying any recommended salaries and bonuses.

Compensation Consultant

The Compensation Committee retained Hewitt Associates, LLC (“Hewitt”) as its compensation consultant in fiscal 2008 to help evaluate and address management retention issues related to the Company's challenging business environment in 2008. After analyzing the levels and composition of our base and incentive compensation program, Hewitt provided the committee with recommendations for improvement, including the adoption of new incentive compensation and retention plans, change of control agreements and the modification of certain existing compensation plans. Due to our filing of voluntary petitions for relief under Chapter 11 of the Bankruptcy Code, any new compensation arrangements must be approved by the Bankruptcy Court.

Base Salary

We provide our named executive officers and other employees with a base salary to provide a fixed amount of compensation for services during the fiscal year.  Base salaries are subjectively determined by the Compensation Committee for each of the executive officers on an individual basis, taking into consideration a subjective assessment of individual contributions to Company performance, length of tenure, compensation levels for comparable positions and internal equities among positions.  On September 24, 2008, the Compensation Committee completed its annual compensation review with respect to the executive officers of the Company and determined that compensation levels would remain unchanged.

Cash Bonus

The Pilgrim’s Pride Corporation Senior Executive Performance Bonus Plan (the “Bonus Plan”) is intended to align executives’ interests with Company performance and to reward participants’ contributions to Company success.  The Bonus Plan is designed to award annual cash bonuses to executive officers and other management personnel based on our performance and profitability in the year with respect to which the bonus is awarded.  The Bonus Plan was approved by our stockholders at the Annual Meeting of Stockholders held in 2000.  Stockholder approval was obtained to satisfy certain requirements of Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), regarding executive compensation.  The Bonus Plan will be treated as an executory contract in our reorganization.  We are currently in the process of evaluating our executory contracts in order to determine which contracts will be assumed in our Chapter 11 proceedings subject to the approval of the Bankruptcy Court.

The Bonus Plan provides for 5% of our U.S. income before income taxes to be allocated among certain key members of management, including all of our named executive officers.  When available, such amount is allocated among all plan participants based on the ratio of each participant’s eligible salary to the aggregate salaries of all participants and the number of months of the fiscal year the participant was approved for participation.  The Bonus Plan also provides for a subcommittee to administer the plan provisions dealing with certain designated Section 162(m) participants, which for fiscal 2009 will include Lonnie “Bo” Pilgrim, Lonnie Ken Pilgrim, Don Jackson and Richard A. Cogdill if the Bonus Plan receives Bankruptcy Court approval and, if necessary, stockholder approval.  The Compensation Committee retains the right, in its sole discretion, to reduce, increase or eliminate, prior to payment thereof, the amount of any bonus that would otherwise be payable under the Bonus Plan to non-Section 162(m) participants, and the Compensation Subcommittee retains these same rights, except for the right to increase bonus amounts, for designated Section 162(m) participants.  Participants may generally be added or removed from the plan at the discretion of the Compensation Committee.  Participants must generally continue to be employed by us on January 1 following the end of a fiscal year in order to be paid a bonus with respect to that year.  Bonuses are typically paid during the January following the fiscal year with respect to which the bonus has been granted.  No bonuses were paid under the Bonus Plan for fiscal 2008.

Other Executive Compensation Matters

Executive officers may participate on the same basis as other employees in the employee matching and profit-sharing provisions of the Company’s 401(k) salary deferral plan.  Contributions to the Company’s 401(k) salary deferral plan are made up of a 30% matching contribution on the first 6% of pay and an additional matching contribution on up to 6% of an executive’s compensation, subject to an overall contribution limit for all employee 401(k) and other profit sharing plans of 5% of domestic income before taxes.

All full-time employees in the U.S. are eligible to participate in the 401(k) salary deferral plan described above.  We do not have any other pension plan for our executive officers.

The Company has historically maintained an Employee Stock Investment Plan pursuant to which we contributed an amount equal to 33 1/3% of an officer’s payroll deduction for purchases of our common stock under the plan, which deductions were limited to 7 1/2% of the officer’s base salary, overtime pay and bonuses.  The Employee Stock Investment Plan was designed to encourage our senior executives and other employees to invest in our common stock and to further align the executives’ interests with those of our stockholders. Our Board of Directors suspended the Employee Stock Investment Plan in October 2008.

Contributions under our 401(k) salary deferral plan and under the Employee Stock Investment Plan during fiscal 2008 are reported in the Summary Compensation Table.

We also maintain our Pilgrim’s Pride Corporation 2005 Deferred Compensation Plan (the “Deferred Compensation Plan”) to help provide for the long-term financial security of our U.S. employees who meet the Internal Revenue Service definition of a “highly compensated employee,” which include all of our named executive officers and certain other key personnel.  Under the Deferred Compensation Plan, participants may elect to defer up to 80% of their base salary and/or up to 100% of their annual cash bonus payments as part of their personal retirement or financial planning.  Executive officers who elect to defer compensation in the Deferred Compensation Plan must do so annually prior to the beginning of each calendar year and may direct the investment of the amount deferred and retained by us.  The Deferred Compensation Plan is administered by the administrative committee appointed by our Board of Directors, and deferred compensation may be invested in authorized funds which are similar to the investment options available under our 401(k) salary deferral plan.  Additional information regarding deferred compensation is reported below in the Nonqualified Deferred Compensation Table.

We also provide a variety of health and welfare programs to all eligible employees to offer employees and their families protection against catastrophic loss and to encourage healthy lifestyles.  The health and welfare programs we offer include medical, wellness, pharmacy, dental, vision, life insurance and accidental death and disability.  Our executive officers and management generally are eligible for the same benefit programs on the same basis as our other domestic employees.

Perquisites and Other Personal Benefits

      We provide our named executive officers with perquisites and other personal benefits that we believe are reasonable and consistent with our overall compensation program to better enable us to attract and retain competent executives for key positions. The compensation committee periodically reviews the levels of perquisites and other personal benefits that we provide to our named executive officers.  Our executive officers receive perquisites involving items such as personal use of corporate aircraft and automobiles, and they are also eligible to receive company-paid or company-subsidized life insurance and disability coverage on the same basis as our other domestic payroll employees. Information regarding perquisites is reported below in the Summary

Compensation Table.  Additionally, as described under “Compensation Committee Interlocks and Insider Participation” and “Certain Transactions”, certain of our executive officers have childrentransactions with the Company in establishing the compensation of the executive officeers, the Compensation Committee takes all perquisites and other personal benefits into account.

Tax Considerations

Section 162(m) of the Code imposes limitations on the deductibility for federal income tax purposes of compensation over $1,000,000 paid to each of our five most highly paid executive officers in a taxable year.  Compensation above $1,000,000 may only be deducted if it is “performance-based compensation” within the meaning of the Code.  Amounts payable under the Bonus Plan are intended to be performance-based compensation meeting these requirements and, as such, be fully deductible.  However, the Company has not adopted a policy requiring all compensation to be deductible.  For fiscal 2008, certain amounts paid did not qualify as performance-based compensation and were not deductible.

Named Executive Officer Compensation Developments Occurring After the End of Fiscal 2008

Change in Control Agreements

On October 21, 2008, we entered into Change in Control Agreements with each of Lonnie Ken Pilgrim, Chairman, and Richard A. Cogdill, Chief Financial Officer, each of whom is sometimes referred to in this discussion as an Executive.  On the same date, we entered into similar agreements with J. Clinton Rivers, our former President and Chief Executive Officer, and Robert A. Wright, our former Chief Operating Officer, but those agreements were terminated in connection with the resignations of those former executives from the Company on December 16, 2008.  Under Section 365 and other relevant sections of the Bankruptcy Code, we may assume, assume and assign, or reject certain executory contracts, including these Change in Control Agreements.  We are currently in the process of evaluating our executory contracts in order to determine which contracts will be assumed in our Chapter 11 proceedings, but we expect to assume the Change in Control Agreements, subject to the approval of the Bankruptcy Court.

The Change in Control Agreements have an initial term of three years.  The term of the agreements automatically renew on their anniversary for a period of two years from the renewal date, unless, in each case, the Company gives the Executive notice at least 60 days prior to the renewal date that the term will not be extended.

Generally, the Change in Control Agreements provide that, if we terminate an Executive's employment within a specified time period (the “Employment Period”) following a Change in Control (as defined in the Change in Control Agreement) other than for cause or the Executive's disability, or if the Executive resigns during the Employment Period for good reason because the Company has not met its obligations under the Change in Control Agreement, then the Executive will be entitled to certain severance benefits.  The Employment Period is 24 months in the case of Mr. Pilgrim and 18 months in the case of Mr. Cogdill.

Upon the termination of an Executive's employment during the Employment Period under the circumstances discussed above, the Change in Control Agreements provide
•	for a lump sum severance payment that includes

o	the Executive's target annual bonus for the fiscal year in which the termination occurs, prorated through the date of termination, and

o	an amount based on the sum of the Executive's annual base salary and target annual bonus multiplied by 3.0 in the case of Mr. Pilgrim and 2.5 in the case of Mr. Cogdill;

•	that the Executives may be entitled to receive a tax gross-up payment to compensate them for specified excise taxes, if any, imposed on the severance payment; and

•	that any stock options and other equity awards held by the Executives will become fully vested and exercisable.

In addition, the Change in Control Agreements provide that, for a period of 24 months in the case of Mr. Pilgrim and 18 months in the case of Mr. Cogdill, from the date of any termination of the Executive's employment that results in a severance payment under the Executive's Change in Control Agreement, the Executive will not (a) divulge confidential information regarding the Company, (b) solicit or induce employees of the Company to terminate their employment with the Company, or (c) seek or obtain any employment or consulting relationship with any specified competitor of the Company.

EXECUTIVE COMPENSATION

The table below summarizes compensation paid to or earned by each of the named executive officers in fiscal 2008.  See “Compensation Committee Interlocks and Insider Participation” and “Certain Transactions” below for a discussion of transactions between us and our Directors and executive officers and certain of their children.

2008 SUMMARY COMPENSATION TABLE
Name and Principal Position	Fiscal Year	Salary ($) (1)	Bonus ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2)	Total ($)
Lonnie “Bo” Pilgrim Senior Chairman of theBoard	2008	1,498,398	-0-	-0-	-0-	570,399	2,068,797
	2007	1,415,899	390,118	484,052	-0-	926,474	3,216,543

Lonnie Ken Pilgrim	2008	496,326	-0-	-0-	278	47,473	544,077
Chairman of the Board	2007	308,827	85,090	105,578	473	88,919	588,887

J. Clinton Rivers(3) Former President andChief Executive Officer	2008	907,491	-0-	-0-	(135,857)	26,505	798,139
	2007	669,125	184,362	228,753	78,569	4,842	1,165,651

Richard A. Cogdill Chief Financial Officer, Secretary and Treasurer	2008	797,491	-0-	-0-	(156,358)	35,763	676,896
	2007	669,125	184,362	228,753	100,130	18,687	1,201,057

Robert A. Wright(4) Former Chief Operating Officer	2008	547,776	-0-	-0-	(342,967)	25,050	229,859

Clifford E. Butler(5)	2008	137,183	-0-	-0-	391	5,692	143,266
Former Vice Chairman	2007	434,725	49,779	148,619	917	17,388	721,428
of the Board

O.B. Goolsby, Jr. (6)	2008	309,144	-0-	-0-	(1,345)	23,233	331,032
Former President and	2007	875,010	241,088	299,139	123,186	48,508	1,586,931
Chief Executive Officer
(Deceased)

(1)	The amounts disclosed in the “Salary” column include amounts deferred under the Deferred Compensation Plan as disclosed in the Nonqualified Deferred Compensation Table.

2)	The “All Other Compensation” column includes the following items of compensation:
a.
Personal use of corporate aircraft by the named individual:  Lonnie “Bo” Pilgrim, $84,899, Lonnie Ken Pilgrim, $43,475 and Clifford E. Butler $1,394.  During fiscal 2008, we owned and operated airplanes to facilitate business travel of certain of our employees in as safe a manner as possible with the best use of their time.  Certain of the named executive officers use the corporate aircraft for business travel and on a limited basis for personal travel. The value of personal aircraft usage reported above is based on the direct operating cost to us. The methodology calculates our incremental cost based on the average weighted cost of fuel, aircraft maintenance, landing fees, trip-related hangar and parking costs, and smaller variable costs. Since the corporate aircraft is used primarily for business travel, the methodology excludes fixed costs, which do not change based on usage, such as pilots’ and other employees’ salaries, purchase cost of the aircraft and non-trip related hangar expenses. On certain occasions, an employee’s spouse or other family member may accompany the employee on a flight. No additional direct operating cost is incurred in such situations under the foregoing methodology.

b.
Our contributions to the named individual under our Employee Stock Investment Plan in the following amounts:  Lonnie “Bo” Pilgrim, $0; Lonnie Ken Pilgrim, $0; J. Clinton Rivers, $19,144; Richard A. Cogdill, $30,253; Robert A. Wright, $20,226; Clifford E. Butler, $2,300 and O.B. Goolsby, Jr., $21,128.

c.
Our contributions to the named individual under our 401(k) Salary Deferral Plan in the following amounts: Lonnie “Bo” Pilgrim, $0; Lonnie Ken Pilgrim, $2,623; J. Clinton Rivers, $3,926; Richard A. Cogdill, $3,410; Robert A. Wright, $2,782; Clifford E. Butler, $130 and O.B. Goolsby, Jr., $91.

d.
Section 79 income to the named individual due to group term life insurance in the following amounts: Lonnie “Bo” Pilgrim, $4,865; Lonnie Ken Pilgrim, $1,035; J. Clinton Rivers, $2,254; Richard A. Cogdill, $1,209; Robert A. Wright, $1,194; Clifford E. Butler, $1,612 and O.B. Goolsby, Jr., $1,546.

e.
The Company reimburses employees for a portion of their long term disability premium cost. The named individual reimbursements for a portion their long term disability premium cost in the following amounts: Lonnie “Bo” Pilgrim, $850; Lonnie Ken Pilgrim, $69; J. Clinton Rivers, $1,182; Richard A. Cogdill, $890; Robert A. Wright, $847; Clifford E. Butler, $255 and O.B. Goolsby, Jr., $469.

f.
Certain members of the family of Lonnie “Bo” Pilgrim are employed by us, including: his son, Pat Pilgrim, and his daughter, Greta Pilgrim-Owens, who received total compensation for fiscal 2008 of $220,281 and $227,669, respectively.

(3)	Mr. Rivers was appointed President and Chief Executive Officer on March 4, 2008. In connection with our reorganization process, Mr. Rivers resigned from the Company on December 16, 2008.

(4)	Mr. Wright was appointed Chief Operating Officer on March 26, 2008. in connection with our reorganization process, Mr. Rivers resigned from the Company on December 16, 2008.

(5)
Mr. Butler retired from his position as Vice Chairman on December 31, 2007.  Pursuant to a Retirement and Consulting Agreement, dated October 10, 2007, between Mr. Butler and the Company, Mr. Butler will continue to provide consulting services to the Company through December 31, 2010.

(6)	Mr. Goolsby passed away on December 17, 2007.

Employee Stock Investment Plan

The Company has historically maintained an Employee Stock Investment (the “Investment Plan”) to encourage our employees to invest in our common stock and to align our employees’ interests with those of our stockholders. Our Board of Directors suspended the Employee Stock Investment Plan in October 2008.

The purpose of the Investment Plan was to provide our employees with a convenient method of investing in shares of our common stock through payroll deductions supplemented by our contributions.  Any employee who had completed six months of continuous service with us was eligible to participate in the Investment Plan. For each participant in the Investment Plan, we made a matching contribution in an amount equal to 33 1/3% of the participant’s payroll deductions that were invested in the Investment Plan, provided that we had sufficient current or accumulated net income to permit us to make such contributions under applicable law.

All contributions in the Investment Plan were invested by an investment banker and/or broker or successor administrator engaged by the Company.  The Investment Plan is scheduled to continue until the earlier of December 18, 2013, or until terminated by our Board of Directors. Our contributions to the Investment Plan for each named executive officer are disclosed in the “All Other Compensation” column of the Summary Compensation Table. Each such officer’s contributions to the Investment Plan are included in the “Salary” column of the Summary Compensation Table.

Senior Executive Performance Bonus Plan

No bonuses were paid for fiscal 2008.  According to its terms, the Bonus Plan awards annual cash bonuses to executive officers and other management personnel based on Company performance and profitability in the fiscal year with respect to which the bonus is awarded generally equal to (i) the sum of the amount of the Bonus Plan participant’s base salary accrued with respect to the period commencing on the first day of such fiscal year and ending on the last day of such fiscal year divided by (ii) the sum of the amounts calculated in accordance with clause (i) immediately above for all of the participants multiplied by (iii) 5% of our pre-tax income from U.S. operations, excluding extraordinary charges, for the fiscal year with respect to which the bonus is being calculated (the “Bonus Pool Amount”).

Notwithstanding the foregoing, (i) our Compensation Committee retains the right, in its sole discretion, to reduce, increase or eliminate, prior to the payment thereof, the amount of any bonus that would otherwise be due to a non-Section 162(m) participant and (ii) a special subcommittee of the Compensation Committee retains the right, in its sole discretion, to reduce or eliminate (but not increase), prior to the payment thereof, the amount of any bonus that would otherwise be due to a Section 162(m) participant, but under no circumstances may any such reduction or elimination under clause (i) or (ii) increase the bonus otherwise payable to a Section 162(m) participant or cause the aggregate amount of such bonuses to exceed the Bonus Pool Amount for any fiscal year.

     If the Bonus Plan is assumed by the Company with the approval of the Bankruptcy Court, the persons eligible to participate in the Bonus Plan will include the Senior Chairman, Chairman, President and Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and such other officers of the Company as may be specified by the independent subcommittee of the Compensation Committee. Participants must generally continue to be employed by Pilgrim’s Pride or one of our subsidiaries on January 1 following the end of a fiscal year in order to be paid a bonus with respect to that year.  Each bonus awarded to a participant under the Bonus Plan is payable no later than the end of the first quarter of the succeeding fiscal year upon certification from the Compensation Subcommittee that we achieved the amount of pre-tax income from U.S. operations, excluding extraordinary charges, used to calculate the Bonus Pool Amount and that the determination of the amount of bonus to be paid to each Participant is correct.

2008 NONQUALIFIED DEFERRED COMPENSATION TABLE

Our executive officers participate in the Deferred Compensation Plan and may elect to defer up to 80% of their base salary and/or up to 100% of their annual cash bonus. Executive officers who elect to defer compensation must do so annually prior to the beginning of each calendar year and may direct the investment of the amount deferred and retained by us. The Deferred Compensation Plan is administered by the administrative committee appointed by our Board of Directors. Deferred compensation may be invested in authorized funds as selected by the oversight committee appointed by the Board to oversee the Deferred Compensation Plan. The following table sets forth information regarding the activity in each named executive officer’s Deferred Compensation Plan account for the year ended September 27, 2008:

Name	Executive Contributions in Last Fiscal Year ($) (1)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($) (2)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)

Lonnie “Bo” Pilgrim Senior Chairman of theBoard	-0-	-0-	-0-	-0-	-0-

Lonnie Ken Pilgrim Chairman of the Board	-0-	-0-	278	-0-	11,156

J. Clinton Rivers President and ChiefExecutive Officer	246,171	-0-	(135,857)	-0-	592,989

Richard A. Cogdill Chief Financial Officer, Secretary and Treasurer	144,898	-0-	(156,358)	79,416	584,277

Robert A. Wright Chief Operating Officer	14,611	-0-	(342,967)	505,692	763,597

Clifford E. Butler Former Vice Chairman of the Board	-0-	-0-	391	21,758	-0-

O.B. Goolsby, Jr. Former President and Chief Executive Officer (Deceased)	36,589	-0-	(1,345)	700,565	-0-

(1)	The amounts disclosed in this column are included in the amounts reported in the “Salary” column for each of the named executive officers in the Summary Compensation Table.

(2)	The amounts disclosed in this column represent earnings on invested funds in each individual Deferred Compensation Plan account.

2008 DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)

Charles L. Black	70,000	-0-	-0-	70,000

Linda Chavez	122,000	-0-	-0-	122,000

S. Key Coker	76,000	-0-	-0-	76,000

Keith W. Hughes	128,000	-0-	-0-	128,000

Blake D. Lovette	76,000	-0-	132,350(1)	208,350

Vance C. Miller	128,000	-0-	-0-	128,000

James G. Vetter	68,000	-0-	-0-	68,000

Donald L. Wass	70,000	-0-	-0-	70,000

(1)	This amount represents compensation paid by the Company to Blake Lovette’s son-in-law, Ted Lankford, our Complex Manager at Athens, AL, who was paid total compensation of $132,350 in fiscal year 2008.

We pay our non-employee Directors $9,000 per meeting they attend in person, plus expenses, and $4,000 and $2,000 per telephonic meeting that they participate in that lasts at least 45 minutes or less than 45 minutes, respectively. Additionally, we pay the members of the Audit Committee $6,000 for each Audit Committee meeting they attend in person, plus expenses, and $4,000 and $2,000 per telephonic Audit Committee meeting that they participate in that lasts at least 45 minutes or less than 45 minutes, respectively.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP

The following table sets forth, as of January 20, 2009 (except as otherwise noted), certain information with respect to the beneficial ownership of our common stock by (i) each person known by us to own more than 5% of the outstanding shares of our common stock (the only class of voting securities outstanding); (ii) each of our Directors and nominees for Director, including employee Directors; (iii) our named executive officers; and (iv) all of our current Directors and executive officers as a group. Shares are beneficially owned when the person holding the shares has voting or investment power over the shares or the right to acquire voting or investment power within 60 days. Voting power is the power to vote the shares. Investment power is the power to direct the sale or other disposition of the shares.

Name of Beneficial Owner	Amount and Nature Of Beneficial Ownership of Common Stock	Percent of Outstanding Common Stock	Percent of Voting Power
Pilgrim Interests, Ltd.(a)	22,118,077	29.9%	62.3%
4845 U.S. Highway 271 N.
Pittsburg, Texas 75686
Lonnie “Bo” Pilgrim(a)(b)(c)(d)	25,351,225	34.2%	62.3%
4845 U.S. Highway 271 N.
Pittsburg, Texas 75686
Lonnie Ken Pilgrim(a)(b)(c)(d)	22,878,898	30.9%	62.3%
4845 U.S. Highway 271 N.
Pittsburg, Texas 75686
M&G Investment Management Limited (e)	7,513,690	10.15%	1.32%
Governor's House
Laurence Pountney Hill
London, EC4R OHH-United Kingdom
Eastbourne Capital Management, L.L.C. (f)	4,593,207	6.20%	*
1101 Fifth Avenue, Suite 370
San Rafael, California 94901
Richard A. Cogdill(c)	48,241	*	*
J. Clinton Rivers(c)	21,195	*	*
Robert A. Wright(c)	16,136	*	*
Charles L. Black	500	*	*
Linda Chavez	--	--	--
S. Key Coker	--	--	--
Keith W. Hughes	1,000	*	*
Blake D. Lovette	--	--	--
Vance C. Miller, Sr.	2,000	*	*
James G. Vetter, Jr.	3,425	*	*
Donald L. Wass, Ph.D	450	*	*
All executive officers and Directors as a group (14 persons)(a)	26,023,805	35.1%	62.3%

(a)
Pilgrim Interests, Ltd., Lonnie “Bo” Pilgrim and Lonnie Ken Pilgrim own or control 22,118,077 (29.9%), 25,351,225 (34.2%) and 22,878,898 (30.9%) shares of our common stock, which represents 77.98%, 89.22% and 80.59%, respectively, of the voting power of our common stock.  However, pursuant to a Voting Agreement, dated as of November 18, 2003, by and between Pilgrim Interests, Ltd., Pilgrim Family Trust I, Pilgrim Family Trust II, PFCP, Ltd., Lonnie Jaggers Pilgrim Minority Trust, Greta Gail Pilgrim Minority Trust, Lonnie A. Pilgrim, Patricia R. Pilgrim, Lonnie K. Pilgrim and Donna G. Pilgrim and the Company, whenever these stockholders directly or indirectly own or control (of record or beneficially) shares of our common stock that would provide for more than 62.25% of the Company’s Total Voting Power they will vote their shares in excess of that percentage of the Total Voting Power in the same proportion as the votes cast by all other holders of our common stock.  Total Voting Power means the total number of votes that may be cast in the election of Directors in respect of our common stock at any meeting of stockholders if all common stock of the Company entitled to vote thereat was represented and voted to the fullest extent possible at such meeting.

(b)
Includes 22,118,077 shares of common stock held of record by Pilgrim Interests, Ltd., a limited partnership formed by Lonnie “Bo” Pilgrim’s family, 68,013 shares of common stock held of record by PFCP, Ltd., another limited partnership formed by Lonnie “Bo” Pilgrim’s family, 90,580 shares of common stock held of record by Pilgrim Family Trust I, an irrevocable trust for the benefit of Lonnie “Bo” Pilgrim’s surviving spouse and children, of which Lonnie Ken Pilgrim, an officer and Director of the Company and the son of Lonnie “Bo” Pilgrim, and Patricia R. Pilgrim, Lonnie “Bo” Pilgrim’s wife, are co-trustees, and 90,579 shares of common stock held of record by Pilgrim Family Trust II, an irrevocable trust for the benefit of Lonnie “Bo” Pilgrim and his children, of which Lonnie “Bo” Pilgrim and Lonnie Ken Pilgrim are co-trustees.  Pilgrim Interests, Ltd. is a limited partnership formed by Mr. Pilgrim’s family of which the managing general partner is the Lonnie A. Pilgrim 1998 Revocable Trust and the other general partner is Lonnie Ken Pilgrim and the limited partners are Lonnie “Bo” Pilgrim, The Lonnie A. “Bo” Pilgrim Endowment Fund, The Lonnie Ken Pilgrim Issue Trust, The Greta Pilgrim Owens Issue Trust and The Pat Pilgrim Issue Trust.  PFCP, Ltd. is a limited partnership formed by Mr. Pilgrim’s family of which the managing general partner is the Lonnie A. Pilgrim 1998 Revocable Trust and the other general partner is Lonnie Ken Pilgrim, the class A limited partners are Lonnie “Bo” Pilgrim and Patricia R. Pilgrim and the class B limited partners are Lonnie “Bo” Pilgrim, Patricia R. Pilgrim and Lonnie Ken Pilgrim.  The agreement establishing the Lonnie A. Pilgrim 1998 Revocable Trust provides that Lonnie “Bo” Pilgrim is the sole trustee during his life and, after his death, the trustee shall be a board of trustees currently comprised of Patricia R. Pilgrim and Lonnie Ken Pilgrim and S. Key Coker, Charles Black and Donald Wass, except for Patricia R. Pilgrim, all of which are Directors of the Company. The agreement establishing the Lonnie A. Pilgrim 1998 Revocable Trust provides that Lonnie “Bo” Pilgrim as the sole trustee shall have sole voting and dispositive power over the shares of common stock and, after his death, most voting matters require a majority vote of the board of trustees except the direct or indirect sale of the shares of common stock requires a unanimous vote of the board of trustees.  Additionally, Pilgrim Interests, Ltd. and PFCP, Ltd. have entered into a Voting Agreement, which may be terminated at any time by the unanimous action of Lonnie “Bo” Pilgrim, acting in his individual capacity and as trustee of the Lonnie A. Pilgrim 1998 Revocable Trust (acting as managing general partner of Pilgrim Interests, Ltd. and PFCP, Ltd.), Patricia R. Pilgrim and Lonnie Ken Pilgrim which provides that Lonnie Ken Pilgrim, Greta Pilgrim Owens, the daughter of Lonnie “Bo” Pilgrim, S. Key Coker, Charles L. Black and Donald L. Wass (the “Voting Representatives”) shall have the sole power to vote the shares of common stock owned by Pilgrim Interests, Ltd. and PFCP, Ltd.  All voting decisions require a majority of the Voting Representatives except that (i) the sale of substantially all of the assets of the Company, (ii) the sale or liquidation of the Company, or (iii) the merger of the Company requires a unanimous vote of the Voting Representatives.  All other decisions regarding common stock held by Pilgrim Interests, Ltd. and PFCP, Ltd. will be made by the Lonnie A. Pilgrim 1998 Revocable Trust.  Each of Lonnie “Bo” Pilgrim and Lonnie Ken Pilgrim disclaim beneficial ownership of our common stock held, except to the extent of their actual pecuniary interest therein.

(c)
Includes shares held in trust by our 401(k) Salary Deferral Plan.  The security ownership information for Mr. Rivers and Mr. Wright is as of December 16, 2008, the date they resigned their positions as officers of the Company.

(d)
Includes 13,697 shares of common stock held by his wife.  Also includes 53,510 shares of common stock held in two irrevocable trusts dated December 15, 1994 and October 31, 1989, of which Lonnie Ken Pilgrim is a co-trustee for the benefit of his children.  Lonnie Ken Pilgrim disclaims any beneficial interest in the foregoing shares.

(e)	Based on Schedule 13G filed by the named beneficial owner on October 20, 2008.
(f) *	Based on Schedule 13G filed by the named beneficial owner on February 12, 2008. Less than 1%.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions Policy

In accordance with our Audit Committee Charter, our Audit Committee or another independent body of the Board is responsible for reviewing and approving the terms and conditions of all proposed transactions between us and any of our officers or Directors, or relatives or affiliates of any such officers or Directors.  Any Audit Committee or other independent body member who is not independent with respect to a related party transaction under review must disclose his or her lack of independence to the remaining committee members and abstain from the review and approval of that transaction. See “Compensation Committee Interlocks and Insider Participation” and “Certain Transactions” for the description of the related party transactions in effect during the fiscal year ended September 27, 2008.

Certain Transactions

We have been and continue to be a party to certain transactions with Lonnie “Bo” Pilgrim, our Senior Chairman, Lonnie Ken Pilgrim, our Chairman, Clifford E. Butler, our former Vice Chairman, who continues to serve as a consultant to the Company, a law firm affiliated with James G. Vetter, Jr., one of our Directors, and Blake D. Lovette, one of our Directors.  These transactions, along with all other transactions between us and affiliated persons, require the prior approval of the Audit Committee or another independent body of the Board, and the Audit Committee has approved each of these transactions.  See “Compensation Committee Interlocks and Insider Participation,” which is incorporated herein by reference, for a discussion of our transactions with Lonnie “Bo” Pilgrim, Lonnie Ken Pilgrim, James G. Vetter, Jr. and Blake D. Lovette.

We have entered into chicken grower contracts involving farms owned by certain of our officers, providing the placement of flocks owned by us on their farms during the grow-out phase of production.  These contracts are on terms substantially the same as contracts we enter into with unaffiliated parties and can be terminated by either party upon completion of the grow-out of each flock. In fiscal 2008, we paid Clifford E. Butler $341,795  under such a grower contact.

We also employ Clifford E. Butler’s son, Shane Butler, our Senior Vice President Prepared Foods Regional Operations, who was paid total compensation of $240,967 in fiscal 2008. In addition, we employ O.B. Goolsby’s daughter, Melissa Goolsby-Cooney, Sales Field Representative, who was paid total compensation of $53,766 in fiscal 2008, and son-in-law Scott Cooney, Director HACCP/Regulatory Compliance, who was paid total compensation of $86,606 in fiscal 2008, and purchased landscape services from Mr. Goolsby’s son, Greg Goolsby, who was paid a total amount of $6,615 in fiscal 2008.

Board of Directors Independence

Our Board of Directors has affirmatively determined that each of the current Directors, except for Lonnie “Bo” Pilgrim, Lonnie Ken Pilgrim and Richard A. Cogdill, has no material relationship with our Company (either directly or as a partner, stockholder or officer of an organization that has a relationship with us) and is independent within the meaning of our Corporate Governance Policy’s categorical independence standards and the NYSE listing standards.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accounting Firm Fee Information

Audit Fees

Fees for audit services totaled approximately $2,550,119 in fiscal 2008 and approximately $2,578,888 in fiscal 2007, including fees associated with the annual audit, the audit of internal controls over financial reporting (i.e., the Sec. 404 Audit), the reviews of our quarterly reports on Form 10-Q, statutory audits required in Mexico and assistance with registration statements and accounting consultations.

Audit-Related Fees

Fees for audit-related services totaled approximately $515,862 in fiscal 2008 and $309,943 in fiscal 2007. Audit-related services principally include transaction assistance, Sarbanes-Oxley 404 assistance and employee benefit plan audits.

Tax Fees

Fees for tax services, including tax compliance, tax advice and tax planning, totaled approximately $320,924 in fiscal 2008 and $150,292 in fiscal 2007.

All Other Fees

Fees for all other services not included above totaled approximately $0 in fiscal 2008 and $5,000 in fiscal 2007, principally for a subscription to an online research database.

The Audit Committee has pre-approved all audit and non-audit fees of the independent registered public accounting firm during fiscal 2008 and 2007.

Pre-Approval Policies and Procedures

In accordance with the Audit Committee Charter, our Audit Committee has established policies and procedures by which it approves in advance any audit and permissible non-audit services to be provided by our independent registered public accounting firm. Under these procedures, prior to the engagement of the independent registered public accounting firm for pre-approved services, requests or applications for the auditors to provide services must be submitted to our Chief Financial Officer or his designee and the Audit Committee and must include a detailed description of the services to be rendered.  The Chief Financial Officer or his designee and the independent registered public accounting firm must ensure that the independent registered public accounting firm is not engaged to perform the proposed services unless those services are within the list of services that have received the Audit Committee’s pre-approval and must cause the Audit Committee to be informed in a timely manner of all services rendered by the independent registered public accounting firm and the related fees.

Requests or applications for the independent registered public accounting firm to provide services that require additions or revisions to the fiscal 2009 pre-approval will be submitted to the Audit Committee (or any Audit Committee members who have been delegated pre-approval authority) by the Chief Financial Officer or his designee.  Each request or application must include:

•	a recommendation by the Chief Financial Officer (or designee) as to whether the Audit Committee should approve the request or application; and

•
a joint statement of the Chief Financial Officer (or designee) and the independent registered public accounting firm as to whether, in their view, the request or application is consistent with the SEC’s regulations and the requirements for auditor independence of the Public Company Accounting Oversight Board.

The Audit Committee also will not permit the engagement to provide any services to the extent that the SEC has prohibited the provision of those services by independent registered public accounting firms.

The Audit Committee delegated authority to the Chairman of the Audit Committee to:

•	pre-approve any services proposed to be provided by the independent registered public accounting firm and not already pre-approved or prohibited by this policy;

•
increase any authorized fee limit for pre-approved services (but not by more than 30% of the initial amount that was pre-approved) before we or our subsidiaries engage the auditors to perform services for any amount in excess of the fee limit; and

•	investigate further the scope, necessity or advisability of any services as to which pre-approval is sought.

The Chairman of the Audit Committee is required to report any pre-approval or fee increase decisions to the Audit Committee at the next committee meeting. The Audit Committee did not delegate to management any of the Audit Committee’s authority or responsibilities concerning the services of the independent registered public accounting firm.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

1. and 2.                  No financial statements or schedules are filed with this report on Form 10-K/A.

3.                  Exhibits

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

3.1	Certificate of Incorporation of the Company, as amended (incorporated by reference from Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended October 2, 2004).

3.2	Amended and Restated Bylaws of Pilgrim's Pride Corporation (incorporated by reference from Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on December 4, 2007).

4.1	Certificate of Incorporation of the Company, as amended (included as Exhibit 3.1).

4.2	Amended and Restated Corporate Bylaws of the Company (included as Exhibit 3.2).

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

10.42
Amendment No. 1 dated as of October 10, 2008 to Amended and Restated Receivables Purchase Agreement, dated as of September 26, 2008 among Pilgrim's Pride Corporation, Pilgrim's Pride Funding Corporation, BMO Capital Markets Corp., as administrator, and the various purchasers and purchaser agents from time to time parties thereto (incorporated by reference from Exhibit 10.42 of the Company’s Annual Report on Form 10-K filed on December 11, 2008).

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

10.47
Form of Change in Control Agreement dated as of October 21, 2008 between the Company and certain of its executive officers (incorporated by reference from Exhibit 10.4 to the Company's Current Report on Form 8-K filed on October 27, 2008). …

10.48
First Amendment to Limited Duration Waiver of Potential Defaults and Events of Default under Credit Agreement dated November 25, 2008 by and among Pilgrim's Pride Corporation, as borrower, CoBank, ACB, as administrative agent, and the other syndication parties signatory thereto (incorporated by reference from Exhibit 10.48 of the Company’s Annual Report on Form 10-K filed on December 11, 2008).

10.49
First Amendment to Limited Duration Waiver Agreement dated as of November 25, 2008 by and among Pilgrim's Pride Corporation, as borrower, Bank of Montreal, as administrative agent, and certain other bank parties thereto (incorporated by reference from Exhibit 10.49 of the Company’s Annual Report on Form 10-K filed on December 11, 2008).

10.50
First Amendment to Limited Duration Waiver Agreement dated as of November 25, 2008 by and among Pilgrim's Pride Corporation, Pilgrim's Pride Funding Corporation, BMO Capital Markets Corp., as administrator, and Fairway Finance Company, LLC (incorporated by reference from Exhibit 10.50 of the Company’s Annual Report on Form 10-K filed on December 11, 2008).

10.51
Waiver Agreement and Second Amendment to Credit Agreement dated November 30, 2008, by and among the Company and certain non-debtor Mexico subsidiaries of the Company, ING Capital LLC, as agent, and the lenders signatory thereto (incorporated by reference from Exhibit 10.51 of the Company’s Annual Report on Form 10-K filed on December 11, 2008).

10.52
Post-Petition Credit Agreement dated December 2, 2008 by and among the Company, as borrower, certain subsidiaries of the Company, as guarantors, Bank of Montreal, as agent, and the lenders party thereto (incorporated by reference from Exhibit 10.52 of the Company’s Annual Report on Form 10-K filed on December 11, 2008).

10.53
Amended and Restated Post-Petition Credit Agreement dated December 31, 2008, among the Company, as borrower, certain subsidiaries of the Company, as guarantors, Bank of Montreal, as agent, and the lenders party thereto (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 6, 2009).

12
Ratio of Earnings to Fixed Charges for the years ended September 27, 2008, September 29, 2007, September 30, 2006, October 1, 2005, October 2, 2004, and September 27, 2003 (filed as Exhibit 12 of the Company’s Annual Report on Form 10-K filed on December 11, 2008).

21	Subsidiaries of Registrant (filed as Exhibit 21 of the Company’s Annual Report on Form 10-K filed on December 11, 2008).

23	Consent of Ernst & Young LLP (filed as Exhibit 23 of the Company’s Annual Report on Form 10-K filed on December 11, 2008).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer of Pilgrim's Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer of Pilgrim's Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*Filed herewith

…Represents a management contract or compensation plan arrangement

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 26, 2009.

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

3.1	Certificate of Incorporation of the Company, as amended (incorporated by reference from Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended October 2, 2004).

3.2	Amended and Restated Bylaws of Pilgrim's Pride Corporation (incorporated by reference from Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on December 4, 2007).

4.1	Certificate of Incorporation of the Company, as amended (included as Exhibit 3.1).

4.2	Amended and Restated Corporate Bylaws of the Company (included as Exhibit 3.2).

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

10.42
Amendment No. 1 dated as of October 10, 2008 to Amended and Restated Receivables Purchase Agreement, dated as of September 26, 2008 among Pilgrim's Pride Corporation, Pilgrim's Pride Funding Corporation, BMO Capital Markets Corp., as administrator, and the various purchasers and purchaser agents from time to time parties thereto (incorporated by reference from Exhibit 10.42 of the Company’s Annual Report on Form 10-K filed on December 11, 2008).

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

10.47
Form of Change in Control Agreement dated as of October 21, 2008 between the Company and certain of its executive officers (incorporated by reference from Exhibit 10.4 to the Company's Current Report on Form 8-K filed on October 27, 2008). …

10.48
First Amendment to Limited Duration Waiver of Potential Defaults and Events of Default under Credit Agreement dated November 25, 2008 by and among Pilgrim's Pride Corporation, as borrower, CoBank, ACB, as administrative agent, and the other syndication parties signatory thereto (incorporated by reference from Exhibit 10.48 of the Company’s Annual Report on Form 10-K filed on December 11, 2008).

10.49
First Amendment to Limited Duration Waiver Agreement dated as of November 25, 2008 by and among Pilgrim's Pride Corporation, as borrower, Bank of Montreal, as administrative agent, and certain other bank parties thereto (incorporated by reference from Exhibit 10.49 of the Company’s Annual Report on Form 10-K filed on December 11, 2008).

10.50
First Amendment to Limited Duration Waiver Agreement dated as of November 25, 2008 by and among Pilgrim's Pride Corporation, Pilgrim's Pride Funding Corporation, BMO Capital Markets Corp., as administrator, and Fairway Finance Company, LLC (incorporated by reference from Exhibit 10.50 of the Company’s Annual Report on Form 10-K filed on December 11, 2008).

10.51
Waiver Agreement and Second Amendment to Credit Agreement dated November 30, 2008, by and among the Company and certain non-debtor Mexico subsidiaries of the Company, ING Capital LLC, as agent, and the lenders signatory thereto (incorporated by reference from Exhibit 10.51 of the Company’s Annual Report on Form 10-K filed on December 11, 2008).

10.52
Post-Petition Credit Agreement dated December 2, 2008 by and among the Company, as borrower, certain subsidiaries of the Company, as guarantors, Bank of Montreal, as agent, and the lenders party thereto (incorporated by reference from Exhibit 10.52 of the Company’s Annual Report on Form 10-K filed on December 11, 2008).

10.53
Amended and Restated Post-Petition Credit Agreement dated December 31, 2008, among the Company, as borrower, certain subsidiaries of the Company, as guarantors, Bank of Montreal, as agent, and the lenders party thereto (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 6, 2009).

12
Ratio of Earnings to Fixed Charges for the years ended September 27, 2008, September 29, 2007, September 30, 2006, October 1, 2005, October 2, 2004, and September 27, 2003 (filed as Exhibit 12 of the Company’s Annual Report on Form 10-K filed on December 11, 2008).

21	Subsidiaries of Registrant (filed as Exhibit 21 of the Company’s Annual Report on Form 10-K filed on December 11, 2008).

23	Consent of Ernst & Young LLP (filed as Exhibit 23 of the Company’s Annual Report on Form 10-K filed on December 11, 2008).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer of Pilgrim's Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer of Pilgrim's Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*Filed herewith

…Represents a management contract or compensation plan arrangement