Form 10-Q
period 2008-12-27
PILGRIMS PRIDE CORP
filed 2009-02-05
CIK 802481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 2008

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

PILGRIM’S PRIDE CORPORATION
December 2 7 , 200 8

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer☒ Accelerated Filer  ☐
Non-accelerated Filer☐(Do not check if a smaller reporting company) Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Number of shares outstanding of the issuer’s common stock, as of January 27, 2009, was 74,055,733.

PILGRIM’S PRIDE CORPORATION
December 2 7 , 200 8

INDEX PILGRIM’S PRIDE CORPORATION

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
Consolidated Balance Sheets December 27, 2008 and September 27, 2008
Consolidated Statements of Operations Three months ended December 27, 2008 and December 29, 2007
Consolidated Statements of Cash Flows Three months ended December 27, 2008 and December 29, 2007
Notes to consolidated financial statements as of December 27, 2008
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Item 4.	Controls and Procedures

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 5.	Other Information
Item 6.	Exhibits

SIGNATURES
EXHIBIT INDEX

PILGRIM’S PRIDE CORPORATION
December 2 7 , 200 8

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PILGRIM’S PRIDE CORPORATION
DEBTOR AND DEBTOR-IN-POSSESSION
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	December 27, 2008	September 27, 2008
Assets:	(In thousands)
Cash and cash equivalents	$32,645	$61,553
Restricted cash and cash equivalents	6,667	—
Investment in available-for-sale securities	7,470	10,439
Trade accounts and other receivables, less allowance for doubtful accounts	355,256	144,156
Inventories	796,039	1,036,163
Income taxes receivable	22,196	21,656
Current deferred income taxes	76,900	54,312
Prepaid expenses and other current assets	54,952	71,552
Assets held for sale	17,400	17,370
Current assets of discontinued business	938	33,519

Total current assets	1,370,463	1,450,720

Investment in available-for-sale securities	57,202	55,854
Other assets	77,103	51,768
Identified intangible assets, net	64,817	67,363
Property, plant and equipment, net	1,645,518	1,673,004

Total assets	$3,215,103	$3,298,709

Liabilities and stockholders’ equity:
Liabilities not subject to compromise:
Accounts payable	213,040	378,887
Accrued expenses	296,598	448,823
Short-term notes payable	101,192	—
Current maturities of long-term debt	—	1,874,469
Current liabilities of discontinued business	1,852	10,783

Total current liabilities	612,682	2,712,962

Long-term debt, less current maturities	41,520	67,514
Deferred income taxes	98,510	80,755
Other long-term liabilities	85,961	85,737

Total liabilities not subject to compromise	838,673	2,946,968

Liabilities subject to compromise	2,253,391	—

Common stock	740	740
Additional paid-in capital	646,824	646,922
Accumulated deficit	(545,862)	(317,082)
Accumulated other comprehensive income	21,337	21,161

Total stockholders’ equity	123,039	351,741

	$3,215,103	$3,298,709

The accompanying notes are an integral part of these Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
December 2 7 , 200 8

PILGRIM’S PRIDE CORPORATION DEBTOR AND DEBTOR-IN-POSSESSION CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	Three Months Ended
	December 27, 2008	December 29, 2007
	(In thousands, except shares and per share data)
Net sales	$1,876,991	$2,047,353
Costs and expenses:
Cost of sales	1,960,373	1,942,250

Gross profit (loss)	(83,382)	105,103

Selling, general and administrative expense	92,437	104,433
Restructuring charges, net	2,422	—

Total costs and expenses	2,055,232	2,046,683

Operating income (loss)	(178,241)	670

Other expenses (income):
Interest expense	39,569	29,940
Interest income	(531)	(508)
Miscellaneous, net	(1,451)	(2,863)

Total other expenses (income)	37,587	26,569

Loss from continuing operations before reorganization items and income taxes	(215,828)	(25,899)
Reorganization items	13,250	—

Loss from continuing operations before income taxes	(229,078)	(25,899)
Income tax expense	278	7,267

Loss from continuing operations	(229,356)	(33,166)
Income from operations of discontinued business, net of tax	574	837

Net loss	$(228,782)	$(32,329)

Net loss per common share—basic and diluted:
Continuing operations	$(3.10)	$(0.50)
Discontinued business	0.01	0.01

Net loss	$(3.09)	$(0.49)

Dividends declared per common share	$—	$0.0225

Weighted average shares outstanding	74,055,733	66,555,733

Reconciliation of net loss to comprehensive loss:
Net loss	$(228,782)	$(32,329)
Unrealized net gain (loss) on securities and financial instruments	177	(166)

Comprehensive loss	$(228,605)	$(32,495)

The accompanying notes are an integral part of these Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
December 2 7 , 200 8

PILGRIM’S PRIDE CORPORATION DEBTOR AND DEBTOR-IN-POSSESSION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Three Months Ended
	December 27, 2008	December 29, 2007
	(In thousands)
Cash flows from operating activities:
Net loss	$(228,782)	$(32,329)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	60,158	55,923
Gain on property disposals	(51)	(121)
Deferred income tax benefit	—	(8,881)
Changes in operating assets and liabilities:
Accounts and other receivables	(206,069)	(249)
Inventories	267,675	(65,366)
Prepaid expenses and other current assets	16,615	2,009
Accounts payable and accrued expenses	(7,352)	4,225
Income taxes receivable/payable	(541)	8,667
Other	(14,024)	923

Cash used in operating activities	(112,371)	(35,199)

Cash flows from investing activities:
Acquisitions of property, plant and equipment	(29,028)	(42,684)
Purchases of investment securities	(5,629)	(3,287)
Proceeds from sale or maturity of investment securities	4,591	2,750
Change in restricted cash and cash equivalents	(6,667)	—
Proceeds from property disposals	732	150

Cash used in investing activities	(36,001)	(43,071)

Cash flows from financing activities:
Proceeds from short-term notes payable	234,717	—
Payments on short-term notes payable	(133,525)	—
Proceeds from long-term debt	828,238	298,000
Payments on long-term debt	(694,563)	(212,272)
Change in outstanding cash management obligations	(115,305)	22,533
Other	(98)	—
Cash dividends paid	—	(1,497)

Cash provided by financing activities	119,464	106,764

Increase (decrease) in cash and cash equivalents	(28,908)	28,494
Cash and cash equivalents, beginning of period	61,553	66,168

Cash and cash equivalents, end of period	$32,645	$94,662

The accompanying notes are an integral part of these Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
December 2 7 , 200 8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE A—CHAPTER 11 PROCEEDINGS

Chapter 11 Bankruptcy Filings

On December 1, 2008 (the "Petition Date"), the Company and certain of its subsidiaries (collectively, the "Debtors") filed voluntary petitions for reorganization under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division (the "Bankruptcy Court"). The cases are being jointly administered under Case No. 08-45664. The Company’s operations in Mexico and certain operations in the United States (“US”) were not included in the filing (the “Non-filing Subsidiaries”) and will continue to operate outside the Chapter 11 process.

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

The filing of the Chapter 11 petitions constituted an event of default under certain of our debt obligations, and those debt obligations became automatically and immediately due and payable, subject to an automatic stay of any action to collect, assert, or recover a claim against the Company and the application of applicable bankruptcy law. As a result, the accompanying Consolidated Balance Sheet as of September 27, 2008 includes reclassifications of $1,872.1 million to reflect as current certain long-term debt under the Company’s credit facilities that, absent the stay, would have become automatically and immediately due and payable. Because of the bankruptcy petition, most of the Company’s long-term debt is included in liabilities subject to compromise at December 27, 2008. The Company classifies liabilities subject to compromise as a long-term liability because management does not believe the Company will use existing current assets or create additional current liabilities to fund these obligations.

Chapter 11 Process

The Debtors are currently operating as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. In general, as debtors-in-possession, we are authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.

PILGRIM’S PRIDE CORPORATION
December 2 7 , 200 8

On December 2, 2008, the Bankruptcy Court granted interim approval authorizing the Company and certain of its subsidiaries consisting of PPC Transportation Company, PFS Distribution Company, PPC Marketing, Ltd., and Pilgrim's Pride Corporation of West Virginia, Inc. (collectively, the "US Subsidiaries"), and To-Ricos, Ltd. and To-Ricos Distribution, Ltd. (collectively with the US Subsidiaries, the "Subsidiaries") to enter into that certain Post-Petition Credit Agreement (the "Initial DIP Credit Agreement") among the Company, as borrower, the US Subsidiaries, as guarantors, Bank of Montreal, as agent (the "DIP Agent"), and the lenders party thereto. On December 2, 2008, the Company, the US Subsidiaries and the other parties entered into the Initial DIP Credit Agreement, subject to final approval of the Bankruptcy Court. On December 31, 2008, the Bankruptcy Court granted final approval authorizing the Company and the Subsidiaries to enter into an Amended and Restated Post-Petition Credit Agreement (the "DIP Credit Agreement") among the Company, as borrower, the Subsidiaries, as guarantors, the DIP Agent, and the lenders party thereto.

The DIP Credit Agreement provides for an aggregate commitment of up to $450 million, which permits borrowings on a revolving basis. The commitment includes a $25 million sub-limit for swingline loans and a $20 million sub-limit for standby letters of credit. Outstanding borrowings under the DIP Credit Agreement will bear interest at a per annum rate equal to 8.0% plus the greatest of (i) the prime rate as established by the DIP agent from time to time, (ii) the average federal funds rate plus 0.5%, or (iii) the LIBOR rate plus 1.0%, payable monthly. The weighted average interest rate for the quarter ended December 27, 2008 was 11.86%. The loans under the Initial DIP Credit Agreement were used to repurchase all receivables sold under the Company's Amended and Restated Receivables Purchase Agreement dated September 26, 2008, as amended (the “RPA”). Loans under the DIP Credit Agreement may be used to fund the working capital requirements of the Company and its subsidiaries according to a budget as approved by the required lenders under the DIP Credit Agreement. For additional information on the RPA, see Note G—Trade Accounts and Other Receivables.

PILGRIM’S PRIDE CORPORATION
December 2 7 , 200 8

Actual borrowings by the Company under the DIP Credit Agreement are subject to a borrowing base, which is a formula based on certain eligible inventory and eligible receivables. The borrowing base formula is reduced by (i) pre-petition obligations under the Fourth Amended and Restated Secured Credit Agreement dated as of February 8, 2007, among the Company and certain of its subsidiaries, Bank of Montreal, as administrative agent, and the lenders parties thereto, as amended, (ii) administrative and professional expenses incurred in connection with the bankruptcy proceedings, and (iii) the amount owed by the Company and the Subsidiaries to any person on account of the purchase price of agricultural products or services (including poultry and livestock) if that person is entitled to any grower's or producer's lien or other security arrangement. The borrowing base is also limited to 2.22 times the formula amount of total eligible receivables. The DIP Credit Agreement provides that the Company may not incur capital expenditures in excess of $150 million. The Company must also meet minimum monthly levels of EBITDAR. Under the DIP Credit Agreement, "EBITDAR" means, generally, net income before interest, taxes, depreciation, amortization, writedowns of goodwill and other intangibles, asset impairment charges and other specified charges, losses and gains. The DIP Credit Agreement also provides for certain other covenants, various representations and warranties, and events of default that are customary for transactions of this nature. As of December 27, 2008, the applicable borrowing base was $323.6 million and the amount available for borrowings under the DIP Credit Agreement was $222.4 million. As of February 5, 2009, the applicable borrowing base was $309.4 million and the amount available for borrowings under the DIP Credit Agreement was $195.5 million.

The principal amount of outstanding loans under the DIP Credit Agreement, together with accrued and unpaid interest thereon, are payable in full at maturity on December 1, 2009, subject to extension for an additional six months with the approval of all lenders thereunder. All obligations under the DIP Credit Agreement are unconditionally guaranteed by the Subsidiaries and are secured by a first priority priming lien on substantially all of the assets of the Company and the Subsidiaries, subject to specified permitted liens in the DIP Credit Agreement.

The DIP Credit Agreement allows the Company to provide advances to the Non-filing Subsidiaries of up to approximately $25 million at any time outstanding. Management believes that all of the Non-filing Subsidiaries, including the Company’s Mexican subsidiaries, will be able to operate within this limitation.

For additional information on the DIP Credit Agreement, see Note L—Short-Term Notes Payable and Long-Term Debt.

The Bankruptcy Court has approved payment of certain of the Debtors’ pre-petition obligations, including, among other things, employee wages, salaries and benefits, and the Bankruptcy Court has approved the Company's payment of vendors and other providers in the ordinary course for goods and services ordered pre-petition but received from and after the Petition Date and other business-related payments necessary to maintain the operation of our businesses. The Debtors have retained, subject to Bankruptcy Court approval, legal and financial professionals to advise the Debtors on the bankruptcy proceedings and certain other "ordinary course" professionals. From time to time, the Debtors may seek Bankruptcy Court approval for the retention of additional professionals.

PILGRIM’S PRIDE CORPORATION
December 2 7 , 200 8

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

In order to successfully exit Chapter 11, the Debtors will need to propose and obtain confirmation by the Bankruptcy Court of a plan of reorganization that satisfies the requirements of the Bankruptcy Code. A plan of reorganization would, among other things, resolve the Debtors’ pre-petition obligations, set forth the revised capital structure of the newly reorganized entity and provide for corporate governance subsequent to exit from bankruptcy.

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

PILGRIM’S PRIDE CORPORATION
December 2 7 , 200 8

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

Under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise, pre-petition liabilities and post-petition liabilities must generally be satisfied in full before stockholders are entitled to receive any distribution or retain any property under a plan of reorganization. The ultimate recovery to creditors and/or stockholders, if any, will not be determined until confirmation of a plan or plans of reorganization. No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 cases to each of these constituencies or what types or amounts of distributions, if any, they would receive. A plan of reorganization could result in holders of our liabilities and/or securities, including our common stock, receiving no distribution on account of their interests and cancellation of their holdings. Because of such possibilities, the value of our liabilities and securities, including our common stock, is highly speculative. Appropriate caution should be exercised with respect to existing and future investments in any of the liabilities and/or securities of the Debtors. At this time there is no assurance we will be able to restructure as a going concern or successfully propose or implement a plan of reorganization.

The Company has requested that the Bankruptcy Court impose certain restrictions on trading in shares of the Company's common stock in order to preserve valuable tax attributes. The hearing on the motion is set for February 10, 2009. The Company requested that the trading restrictions apply retroactively to January 17, 2009, the date the motion was filed, to investors beneficially owning at least 4.75% of the outstanding shares of common stock of Pilgrim's Pride Corporation. For these purposes, beneficial ownership of stock will be determined in accordance with special US tax rules that, among other things, apply constructive ownership concepts and treat holders acting together as a single holder. In addition, in the future, the Company may request that the Bankruptcy Court impose certain trading restrictions on certain debt of, and claims against, the Company.

PILGRIM’S PRIDE CORPORATION
December 2 7 , 200 8

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

Management is addressing the Company’s ability to return to profitability by conducting profitability reviews at certain facilities in an effort to reduce inefficiencies and manufacturing costs. During the first quarter of 2009, the Company reduced headcount by approximately 265 non-production employees. The Company also announced that it would reduce production capacity at a certain production complex in the second quarter of 2009 by eliminating a work shift; the action will result in a headcount reduction of approximately 505 production employees. During 2008, the Company reduced production capacity by closing two production complexes and consolidating operations at a third production complex into its other facilities. These actions resulted in a headcount reduction of approximately 2,300 production employees.

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

PILGRIM’S PRIDE CORPORATION
December 2 7 , 200 8

Condensed Combined Financial Information of Debtors

The following unaudited condensed combined financial information is presented for the Debtors as of December 27, 2008 or for the three months then ended (in thousands):

Balance Sheet Information:
Current assets	$1,443,483
Identified intangible assets	64,817
Investment in subsidiaries	151,987
Property, plant and equipment, net	1,513,916
Other assets	47,730

Total assets	$3,221,933

Current liabilities	$500,902
Long-term liabilities	350,372

Liabilities not subject to compromise	851,274
Liabilities subject to compromise	2,253,391

Total liabilities	3,104,665
Stockholders’ equity	117,268

Total liabilities and stockholders’ equity	$3,221,933

Statement of Operations Information:
Net sales	$1,698,880
Gross profit (loss)	(86,194)
Operating income (loss)	(170,808)
Reorganization items	13,250
Loss from equity affiliates	18,869
Net loss	(228,782)

Statement of Cash Flows Information:
Cash used in operating activities	$(121,006)
Cash used in investing activities	(28,545)
Cash provided by financing activities	119,463

PILGRIM’S PRIDE CORPORATION
December 2 7 , 200 8

NOTE B—BASIS OF PRESENTATION

Consolidated Financial Statements

The accompanying unaudited consolidated financial statements of Pilgrim’s Pride Corporation (referred to herein as “Pilgrim’s,” “the Company,” “we,” “us,” “our” or similar terms) have been prepared in accordance with accounting principles generally accepted in the US for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the US Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the US for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments unless otherwise disclosed) considered necessary for a fair presentation have been included. Operating results for the three months ended December 27, 2008 are not necessarily indicative of the results that may be expected for the year ending September 26, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in Pilgrim’s Annual Report on Form 10-K for the year ended September 27, 2008.

The Company operates on the basis of a 52/53-week fiscal year that ends on the Saturday closest to September 30. The reader should assume any reference we make to a particular year (for example, 2009) in this report applies to our fiscal year and not the calendar year.

As a result of sustained losses and our Chapter 11 proceedings, the realization of assets and satisfaction of liabilities, without substantial adjustments and/or changes in ownership, are subject to uncertainty. Given this uncertainty, there is substantial doubt about our ability to continue as a going concern.

The accompanying Consolidated Financial Statements do not purport to reflect or provide for the consequences of our Chapter 11 proceedings. In particular, the financial statements do not purport to show (i) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (ii) as to pre-petition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (iii) as to shareowners’ equity accounts, the effect of any changes that may be made in our capitalization; or (iv) as to operations, the effect of any changes that may be made to our business.

PILGRIM’S PRIDE CORPORATION
December 2 7 , 200 8

In accordance with GAAP, we have applied American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code, in preparing the Consolidated Financial Statements. SOP 90-7 requires that the financial statements, for periods subsequent to the Chapter 11 filing, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain revenues, expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred in the bankruptcy proceedings are recorded in reorganization items on the accompanying Consolidated Statements of Operations. In addition, pre-petition obligations that may be impacted by the bankruptcy reorganization process have been classified on the Consolidated Balance Sheet at December 27, 2008 in liabilities subject to compromise. These liabilities are reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts. For information on the bankruptcy reorganization process, see Note A—Chapter 11 Proceedings.

While operating as debtors-in-possession under Chapter 11 of the Bankruptcy Code, the Debtors may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or otherwise as permitted in the ordinary course of business, in amounts other than those reflected in the Consolidated Financial Statements. Moreover, a plan of reorganization could materially change the amounts and classifications in the historical Consolidated Financial Statements.

The consolidated financial statements include the accounts of Pilgrim’s Pride Corporation and its majority owned subsidiaries. We eliminate all significant affiliate accounts and transactions upon consolidation.

The Company re-measures the financial statements of its Mexican subsidiaries as if the US dollar were the functional currency. Accordingly, we translate assets and liabilities, other than non-monetary assets, of the Mexican subsidiaries at current exchange rates. We translate non-monetary assets using the historical exchange rate in effect on the date of each asset’s acquisition. We translate income and expenses at average exchange rates in effect during the period. Currency exchange gains or losses are included in the line item Other Expenses (Income) in the Consolidated Statements of Operations.

Investment Quality

The Company and certain retirement plans that it sponsors invest in a variety of financial instruments. In response to the continued turbulence in global financial markets, we have analyzed our portfolios of investments and, to the best of our knowledge, none of our investments, including money market funds units, commercial paper and municipal securities, have been downgraded because of this turbulence, and neither we nor any fund in which we participate hold significant amounts of structured investment vehicles, auction rate securities, collateralized debt obligations, credit derivatives, hedge funds investments, fund of funds investments or perpetual preferred securities. Certain postretirement funds in which the Company participates hold significant amounts of mortgage-backed securities. However, none of the mortgages backing these securities are considered subprime.

PILGRIM’S PRIDE CORPORATION
December 2 7 , 200 8

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and was effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which excluded SFAS No. 13, Accounting for Leases, and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS No. 13. In February 2008, the FASB also issued FSP FAS157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008.

On September 28, 2008, the Company adopted the portion of SFAS No. 157 that was not delayed, and since the Company’s existing fair value measurements are consistent with the guidance of SFAS No. 157, the partial adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial statements. The adoption of the deferred portion of SFAS No. 157 on September 27, 2009 is not expected to have a material impact on the Company’s consolidated financial statements.

In October 2008, the FASB issued FSP FAS157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarified the application of SFAS No. 157 when the market for a financial asset was not active. FSP FAS157-3 was effective upon issuance, including reporting for prior periods for which financial statements had not been issued. The adoption of FSP FAS157-3 for reporting as of December 27, 2008 did not have a material impact on the Company’s consolidated financial statements.

See Note F—Fair Value Measurements for expanded disclosures about fair value measurements.

Accounting Pronouncements Issued But Not Yet Adopted

In April 2008, the FASB issued FSP FAS142-3, Determination of the Useful Life of Intangible Assets. FSP FAS142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. FSP FAS142-3 must be applied prospectively to intangible assets acquired after the effective date. The Company will apply the guidance of this FSP to intangible assets acquired after September 26, 2009.

PILGRIM’S PRIDE CORPORATION
December 2 7 , 200 8

In December 2008, the FASB issued FSP FAS132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. FSP FAS132(R)-1 amends SFAS No. 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan, including disclosures about investment policies and strategies, categories of plan assets, fair value measurements of plan assets and significant concentrations of risk. The Company will apply the guidance of this FSP to its postretirement benefit plan assets effective September 27, 2009.

NOTE C—REORGANIZATION ITEMS

Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code (“SOP 90-7”), issued by the American Institute of Certified Public Accountants requires separate disclosure of reorganization items such as realized gains and losses from the settlement of pre-petition liabilities, provisions for losses resulting from the reorganization and restructuring of the business, as well as professional fees directly related to the process of reorganizing the Debtors under Chapter 11. The Debtors’ reorganization items for the three months ended December 27, 2008 consist of the following:

Three Months Ended December 27, 2008
(In thousands)
DIP Credit Agreement related expenses	$6,875
Professional fees directly related to reorganization (a)	5,690
Other (b)	685

Total reorganization items	$13,250

(a)
Professional fees directly related to the reorganization include post-petition fees associated with advisors to the Debtors, the statutory committee of unsecured creditors and certain secured creditors. Professional fees are estimated by the Debtors and will be reconciled to actual invoices when received.

(b)	Other expenses are related to fees associated with the termination of the RPA on December 3, 2008.

Net cash paid for reorganization items for the three months ended December 27, 2008 totaled $7.6 million. This represented payment of DIP Credit Agreement related expenses totaling $6.9 million and fees associated with the termination of the RPA totaling $0.7 million.

Reorganization items exclude employee severance and other charges recorded during the quarter; employee severance and other charges relate to normal operations of the business rather than charges resulting from the Chapter 11 reorganization. These charges followed the Company’s planned reductions in capacity in reaction to economic conditions explained above.

PILGRIM’S PRIDE CORPORATION
December 2 7 , 200 8

NOTE D—DISCONTINUED BUSINESS

The Company sold certain assets of its turkey business for $18.6 million and recorded a gain of $1.5 million ($0.9 million, net of tax) during the second quarter of 2008. This business was composed of substantially our entire former turkey segment. The results of this business are included in the line item Income from operation of discontinued business, net of tax in the Consolidated Statements of Operations for all periods presented.

For a period of time, we will continue to generate operating results and cash flows associated with our discontinued turkey business. These activities are transitional in nature. We entered into a short-term co-pack agreement with the acquirer of the discontinued turkey business under which they processed turkeys for sale to our customers through the end of 2008. For the period of time until we have collected funds on the sale of these turkeys, we will continue to report operating results and cash flows associated with our discontinued turkey business, although at a substantially reduced level.

Neither our continued involvement in the distribution and sale of these turkeys or the co-pack agreement conferred upon us the ability to influence the operating and/or financial policies of the turkey business under its new ownership.

No debt was assumed by the acquirer of the discontinued turkey business or required to be repaid as a result of the disposal transaction. We elected to allocate to the discontinued turkey operation other consolidated interest that was not directly attributable to or related to other operations of the Company based on the ratio of net assets to be sold or discontinued to the sum of the total net assets of the Company plus consolidated debt. Interest allocated to the discontinued business totaled $0.4 million in the quarter ended December 29, 2007. There was no interest allocated to the discontinued business in the quarter ended December 27, 2008.

The following amounts related to our turkey business were segregated from continuing operations and included in the line item Income from operation of discontinued business, net of tax in the Consolidated Statements of Operations:

	Three Months Ended
	December 27, 2008	December 29, 2007
	(In thousands)

Net sales	$26,514	$45,858

Income from operation of discontinued business before income taxes	$922	$1,344
Income tax expense	(348)	(507)

Income from operation of discontinued business, net of tax	$574	$837

PILGRIM’S PRIDE CORPORATION
December 2 7 , 200 8

The following assets and liabilities related to our turkey business were segregated and included in the line items Current assets of discontinued business and Current liabilities of discontinued business, as appropriate, in the Consolidated Balance Sheets:

	December 27, 2008	September 27, 2008
	(In thousands)
Trade accounts and other receivables, less allowance for doubtful accounts	$850	$5,881
Inventories	88	27,638

Current assets of discontinued business	$938	$33,519

Accounts payable	$290	$7,737
Accrued expenses	1,562	3,046

Current liabilities of discontinued business	$1,852	$10,783

NOTE E—RESTRUCTURING ACTIVITIES

During 2009 and 2008, the Company completed the following restructuring activities:

First Quarter 2009

•	Reduced its workforce by approximately 265 non-production employees, including the resignations of the former Chief Executive Officer and former Chief Operating Officer, and
•	Reduced production at a processing complex in Florida by eliminating a shift.

Fourth Quarter 2008

•	Closed a processing complex in Arkansas,
•	Idled a processing complex in Louisiana, and
•	Closed a distribution center in Texas.

Third Quarter 2008

•	Transferred certain operations previously performed at a processing complex in Arkansas to other complexes, and
•	Closed an administrative office building in Georgia.

Second Quarter 2008

•	Closed a processing complex in North Carolina, and
•	Closed six distribution centers in Florida (2), Iowa, Mississippi, Ohio, and Tennessee.

PILGRIM’S PRIDE CORPORATION
December 2 7 , 200 8

The Company’s Board of Directors approved the actions as part of a plan intended to curtail losses amid record-high costs for corn, soybean meal and other feed ingredients and an oversupply of chicken in the US. The actions began in March 2008 and were completed in December 2008. The affected processing complexes and distribution centers employed approximately 2,805 individuals. Virtually all of these production employees, along with the approximately 265 non-production employees mentioned above, were impacted by the restructuring activities.

Results of operations for the first quarter of 2009 included restructuring charges totaling $3.7 million related to these actions. All of these restructuring charges, with the exception of certain lease commitment costs, have resulted in cash expenditures or will result in cash expenditures within one year. Results of operations for the first quarter of 2009 also included a $1.3 million adjustment that reduced accrued severance and employee retention costs. This adjustment resulted from a change in the restructuring program.

The following table sets forth restructuring activity that occurred during the first quarter of 2009:

		Three Months Ended December 27, 2008
	September 27, 2008	Accruals	Payments	Adjustments	December 27, 2008
	(In thousands)
Lease continuation	$4,466	$372	$(330)	$—	$4,508
Grower compensation	3,989	—	(362)	—	3,627
Severance and employee retention	2,694	3,647	(4,286)	(1,271)	784
Other restructuring costs	1,662	47	(158)	—	1,551

Total	$12,811	4,066	(5,136)	(1,271)	10,470

Consistent with the Company's previous practice and because management believes these costs are related to ceasing production at these facilities and not directly related to the Company's ongoing production, they are classified as a component of operating income (loss).

We continue to review and evaluate various restructuring and other alternatives to streamline our operations, improve efficiencies and reduce costs. Such initiatives may include selling assets, idling facilities, consolidating operations and functions, relocating or reducing production and voluntary and involuntary employee separation programs. Any such actions may require us to obtain the pre-approval of our lenders under our DIP Credit Agreement. In addition, such actions will subject the Company to additional short-term costs, which may include facility shutdown costs, asset impairment charges, lease commitment costs, employee retention and severance costs and other closing costs.

PILGRIM’S PRIDE CORPORATION
December 2 7 , 200 8

NOTE F—FAIR VALUE MEASUREMENTS

Effective September 28, 2008, the Company adopted SFAS No. 157, Fair Value Measurements. This standard established a framework for measuring fair value and required enhanced disclosures about fair value measurements. SFAS No. 157 clarified that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. SFAS No. 157 also required disclosure about how fair value was determined for assets and liabilities and established a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs as follows:

Level 1	Quoted prices in active markets for identical assets or liabilities;

Level 2	Quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability; or

Level 3	Unobservable inputs, such as discounted cash flow models or valuations.

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

As of December 27, 2008, the Company held certain items that are required to be measured at fair value on a recurring basis.  These included cash equivalents, short-term investments in available-for-sale securities and long-term investments in available-for-sale securities. Cash equivalents consist of short-term, highly liquid, income-producing investments such as money market funds and other funds that have maturities of 90 days or less.  Short-term investments in available-for-sale securities consist of short-term, highly liquid, income-producing investments such as municipal debt securities that have maturities of greater than 90 days but less than one year.  Long-term investments in available-for-sale securities consist of income-producing investments such as municipal debt securities, corporate debt securities and equity securities that have maturities of greater than one year.

The following items are measured at fair value on a recurring basis at December 27, 2008:

	Level 1	Level 2	Level 3	Total
	(In thousands)
Cash equivalents	$25,019	$—	$987	$26,006
Short-term investments in available-for-sale securities	7,470	—	—	7,470
Long-term investments in available-for-sale securities	54,777	—	2,425	57,202

PILGRIM’S PRIDE CORPORATION
December 2 7 , 200 8

The following table presents the Company’s activity for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS No. 157 for the quarter ended December 27, 2008:

	Fund of Funds	Auction Rate Securities	Total
	(In thousands)
Balance at September 27, 2008	$1,197	$2,425	$3,622
Included in other comprehensive income	(210)	—	(210)

Balance at December 27, 2008	$987	$2,425	$3,412

NOTE G—TRADE ACCOUNTS AND OTHER RECEIVABLES

Trade accounts and other receivables, less allowance for doubtful accounts, consisted of the following components:

	December 27, 2008	September 27, 2008
	(In thousands)
Trade accounts receivable	$329,743	$135,003
Other receivables	31,055	13,854

Receivables, gross	360,798	148,857
Allowance for doubtful accounts	(5,542)	(4,701)

Receivables, net	$355,256	$144,156

In connection with the Company's Amended and Restated Receivables Purchase Agreement dated September 26, 2008, as amended, the Company sold, on a revolving basis, certain of its trade receivables to a special purpose entity (“SPE”) wholly owned by the Company, which in turn sold a percentage ownership interest to third parties. The SPE was a separate corporate entity and its assets were available first and foremost to satisfy the claims of its creditors. The gross proceeds resulting from the sales were included in cash flows from operating activities in the Consolidated Statements of Cash Flows. The loss recognized on the sold receivables during the quarter ended December 27, 2008 was not material. On December 3, 2008, the RPA was terminated and all receivables thereunder were repurchased with proceeds of borrowings under the DIP Credit Agreement.

PILGRIM’S PRIDE CORPORATION
December 2 7 , 200 8

NOTE H—INVENTORIES

Inventories consisted of the following components:

	December 27, 2008	September 27, 2008
	(In thousands)
Chicken:
Live chicken and hens	$308,241	$385,511
Feed and eggs	198,075	265,959
Finished chicken products	270,710	365,123

Total chicken inventories	777,026	1,016,593

Other products:
Commercial feed, table eggs, retail farm store and other	$16,477	$13,358
Distribution inventories (other than chicken products)	2,536	6,212

Total other products inventories	19,013	19,570

Total inventories	$796,039	$1,036,163

Inventories included a lower-of-cost-or-market allowance of $34.4 million and $26.6 million at December 27, 2008 and September 27, 2008, respectively.

NOTE I—IDENTIFIED INTANGIBLE ASSETS

Identified intangible assets, net consisted of the following components:

	Useful Life (Years)	Original Cost	Accumulated Amortization	Carrying Amount
		(In thousands)
December 27, 2008:
Trade names	3–15	$39,271	$(17,708)	$21,563
Customer relationships	13	51,000	(7,846)	43,154
Non-compete agreement	3	300	(200)	100

Total		$90,571	$(25,754)	$64,817

September 27, 2008:
Trade names		$39,271	$(16,168)	$23,103
Customer relationships		51,000	(6,865)	44,135
Non-compete agreement		300	(175)	125

Total		$90,571	$(23,208)	$67,363

We recognized amortization expense of $2.5 million and $2.6 million in the quarters ended December 27, 2008 and December 29, 2007, respectively.

PILGRIM’S PRIDE CORPORATION
December 2 7 , 200 8

We test intangible assets subject to amortization for impairment and estimate their fair values using the same assumptions and techniques we employ on property, plant and equipment. For information on possible future impairment of identified intangible assets carrying amounts, see Note J—Property, Plant and Equipment.

NOTE J—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consisted of the following components:

	December 27, 2008	September 27, 2008
	(In thousands)
Land	$111,567	$111,567
Buildings, machinery and equipment	2,494,804	2,465,608
Autos and trucks	62,273	64,272
Construction-in-progress	68,419	74,307

Property, plant and equipment, gross	2,737,063	2,715,754

Accumulated depreciation	(1,091,545)	(1,042,750)

Property, plant and equipment, net	$1,645,518	$1,673,004

We recognized depreciation expense related to our continuing operations of $56.1 million, and $51.9 million in the quarters ended December 27, 2008 and December 29, 2007, respectively. We also recognized depreciation charges related to our discontinued turkey business of $379,000 in the quarter ended December 29, 2007.  We did not incur depreciation charges related to our discontinued turkey business in the quarter ended December 27, 2008.

At the present time, the Company’s forecasts indicate that it can recover the carrying value of its assets based on the projected cash flows of the operations. A key assumption in management’s forecast is that the Company’s sales volumes will generate historical margins as supply and demand between commodities and chicken and other animal-based proteins become more balanced. However, the exact timing of the return to historical margins is not certain, and if the return to historical margins is delayed, impairment charges could become necessary in the future.

The Company classifies certain assets related to its closed production complexes in North Carolina and Arkansas and its closed distribution centers in Florida and Texas as assets held for sale. At both December 27, 2008 and September 27, 2008, the Company reported assets held for sale totaling $17.4 million on its Consolidated Balance Sheets.

PILGRIM’S PRIDE CORPORATION
December 2 7 , 200 8

NOTE K—ACCRUED EXPENSES

Accrued expenses not subject to compromise consisted of the following components:

	December 27, 2008	September 27, 2008
	(In thousands)
Compensation and benefits	$101,849	$118,803
Interest and debt maintenance	15,923	35,488
Self insurance	96,949	170,787
Other	81,877	123,745

Total accrued expenses	$296,598	$448,823

For information on accrued restructuring costs, see Note D—Restructuring Activities.  For information on accrued expenses subject to compromise, see Note M—Liabilities Subject to Compromise.

NOTE L—SHORT-TERM NOTES PAYABLE AND LONG-TERM DEBT

Short-term notes payable and long-term debt consisted of the following components:

	Maturity	December 27, 2008	September 27, 2008
		(In thousands)
Short-term notes payable:
Post-petition credit facility with notes payable at 8.00% plus the greatest of the facility agent's prime rate, the average federal funds rate plus 0.50%, or LIBOR plus 1.00%	2009	$101,192	$—

Long-term debt:
Senior unsecured notes, at 7 5/8%	2015	$400,000	$400,000
Senior subordinated unsecured notes, at 8 3/8%	2017	250,000	250,000
Secured revolving credit facility with notes payable at LIBOR plus 1.25% to LIBOR plus 2.75%	2013	238,765	181,900
Secured revolving credit facility with notes payable at LIBOR plus 1.65% to LIBOR plus 3.125%	2011	41,520	51,613
Secured revolving/term credit facility with four notes payable at LIBOR plus a spread, one note payable at 7.34% and one note payable at 7.56%	2016	1,126,398	1,035,250
Other	Various	33,882	23,220

Long-term debt		2,090,565	1,941,983
Current maturities of long-term debt		—	(1,874,469)
Long-term debt subject to compromise		(2,049,045)	—

Long-term debt, less current maturities		$41,520	$67,514

PILGRIM’S PRIDE CORPORATION
December 2 7 , 200 8

The filing of the Chapter 11 petitions constituted an event of default under certain of our debt obligations, and those debt obligations became automatically and immediately due and payable, subject to an automatic stay of any action to collect, assert, or recover a claim against the Company and the application of applicable bankruptcy law. As a result, the accompanying Consolidated Balance Sheet as of September 27, 2008 includes reclassifications of $1,872.1 million to reflect as current certain long-term debt under the Company’s credit facilities that, absent the stay, would have become automatically and immediately due and payable. Because of the bankruptcy petition, most of the Company’s long-term debt is included in liabilities subject to compromise at December 27, 2008. The Company classifies liabilities subject to compromise as a long-term liability because management does not believe the Company will use existing current assets or create additional current liabilities to fund these obligations.

On December 2, 2008, the Bankruptcy Court granted interim approval authorizing the Company and the US Subsidiaries to enter into the Initial DIP Credit Agreement with the DIP Agent and the lenders party thereto. On December 2, 2008, the Company, the US Subsidiaries and the other parties entered into the Initial DIP Credit Agreement, subject to final approval of the Bankruptcy Court. On December 31, 2008, the Bankruptcy Court granted final approval authorizing the Company and the Subsidiaries to enter into the DIP Credit Agreement among the Company, as borrower, the Subsidiaries, as guarantors, the DIP Agent, and the lenders party thereto.

The DIP Credit Agreement provides for an aggregate commitment of up to $450 million, which permits borrowings on a revolving basis. The commitment includes a $25 million sub-limit for swingline loans and a $20 million sub-limit for standby letters of credit. Outstanding borrowings under the DIP Credit Agreement will bear interest at a per annum rate equal to 8.0% plus the greatest of (i) the prime rate as established by the DIP agent from time to time, (ii) the average federal funds rate plus 0.5%, or (iii) the LIBOR rate plus 1.0%, payable monthly. The weighted average interest rate for the quarter ended December 27, 2008 was 11.86%. The loans under the Initial DIP Credit Agreement were used to repurchase all receivables sold under the Company's RPA. Loans under the DIP Credit Agreement may be used to fund the working capital requirements of the Company and its subsidiaries according to a budget as approved by the required lenders under the DIP Credit Agreement. For additional information on the RPA, see Note G—Trade Accounts and Other Receivables.

Actual borrowings by the Company under the DIP Credit Agreement are subject to a borrowing base, which is a formula based on certain eligible inventory and eligible receivables. The borrowing base formula is reduced by (i) pre-petition obligations under the Fourth Amended and Restated Secured Credit Agreement dated as of February 8, 2007, among the Company and certain of its subsidiaries, Bank of Montreal, as administrative agent, and the lenders parties thereto, as amended, (ii) administrative and professional expenses incurred in connection with the bankruptcy proceedings, and (iii) the amount owed by the Company and the Subsidiaries to any person on account of the purchase price of agricultural products or services (including poultry and livestock) if that person is entitled to any grower's or producer's lien or other security arrangement. The borrowing base is also limited to 2.22 times the formula amount of total eligible receivables. The DIP Credit Agreement provides that the Company may not incur capital expenditures in excess of $150 million. The Company must also meet minimum monthly levels

PILGRIM’S PRIDE CORPORATION
December 2 7 , 200 8

of EBITDAR. Under the DIP Credit Agreement, "EBITDAR" means, generally, net income before interest, taxes, depreciation, amortization, writedowns of goodwill and other intangibles, asset impairment charges and other specified charges, losses and gains. The DIP Credit Agreement also provides for certain other covenants, various representations and warranties, and events of default that are customary for transactions of this nature. As of December 27, 2008, the applicable borrowing base was $323.6 million and the amount available for borrowings under the DIP Credit Agreement was $222.4 million. As of February 5, 2009, the applicable borrowing base was $309.4 million and the amount available for borrowings under the DIP Credit Agreement was $195.5 million.

The principal amount of outstanding loans under the DIP Credit Agreement, together with accrued and unpaid interest thereon, are payable in full at maturity on December 1, 2009, subject to extension for an additional six months with the approval of all lenders thereunder. All obligations under the DIP Credit Agreement are unconditionally guaranteed by the Subsidiaries and are secured by a first priority priming lien on substantially all of the assets of the Company and the Subsidiaries, subject to specified permitted liens in the DIP Credit Agreement.

Under the terms of the DIP Credit Agreement and applicable bankruptcy law, the Company may not pay dividends on the common stock while it is in bankruptcy. Any payment of future dividends and the amounts thereof will depend on our emergence from bankruptcy, our earnings, our financial requirements and other factors deemed relevant by our Board of Directors at the time.

During the first quarter of 2009, the Company borrowed $616.7 million and repaid $525.5 million under the secured revolver/term credit agreement expiring in 2016, borrowed $211.5 million and repaid $154.7 million under the secured revolving credit facility expiring in 2013, borrowed $234.7 million and repaid $133.5 million under the DIP Credit Agreement and repaid $14.4 million under other facilities.

On November 30, 2008, certain non-Debtor Mexico subsidiaries of the Company (the "Mexico Subsidiaries") entered into a Waiver Agreement and Second Amendment to Credit Agreement (the "Waiver Agreement") with ING Capital LLC, as agent (the "Mexico Agent"), and the lenders signatory thereto (the "Mexico Lenders"). Under the Waiver Agreement, the Mexico Agent and the Mexico Lenders waived any default or event of default under the Credit Agreement dated as of September 25, 2006, by and among the Company, the Mexico Subsidiaries, the Mexico Agent and the Mexico Lenders, the administrative agent, and the lenders parties thereto (the "ING Credit Agreement"), resulting from the Company's filing of its bankruptcy petition with the Bankruptcy Court. Pursuant to the Waiver Agreement, outstanding amounts under the ING Credit Agreement now bear interest at a rate per annum equal to: the LIBOR Rate, the Base Rate, or the TIIE Rate, as applicable, plus the Applicable Margin (as those terms are defined in the ING Credit Agreement). While the Company is operating in Chapter 11, the Waiver Agreement provides for an Applicable Margin for LIBOR loans, Base Rate loans, and TIIE loans of 6.0%, 4.0%, and 5.8%, respectively. The Waiver Agreement further amended the ING Credit Agreement to require the Company to make a mandatory prepayment of the revolving loans, in an aggregate amount equal to 100% of the net cash proceeds received by any Mexico Subsidiary, as applicable, in excess of thresholds specified in

PILGRIM’S PRIDE CORPORATION
December 2 7 , 200 8

the ING Credit Agreement (i) from the occurrence of certain asset sales by the Mexico Subsidiaries; (ii) from the occurrence of any casualty or other insured damage to, or any taking under power of eminent domain or by condemnation or similar proceedings of, any property or asset of any Mexico Subsidiary; or (iii) from the incurrence of certain indebtedness by a Mexico Subsidiary. Any such mandatory prepayments will permanently reduce the amount of the commitment under the ING Credit Agreement.  In connection with the Waiver Agreement, the Mexico Subsidiaries pledged substantially all of their receivables, inventory, and equipment and certain fixed assets. The Mexico subsidiaries are excluded from the US bankruptcy proceedings.

The filing of the bankruptcy petitions constituted an event of default under the secured credit agreement expiring in 2013 and the secured revolver/term credit agreement expiring in 2016 (together, the “Secured Debt”) as well as the 7 5/8% Senior Notes due 2015, the 8 3/8% Senior Subordinated Notes due 2017 and the 9 1/4% Senior Subordinated Notes due 2013 (together, the “Unsecured Debt”). The aggregate principal amount owed under these credit agreements and notes was approximately $2,022.2 million as of December 27, 2008. As a result of such event of default, all obligations under these agreements became automatically and immediately due and payable, subject to an automatic stay of any action to collect, assert, or recover a claim against the Company and the application of applicable bankruptcy law. As a result of the Company's Chapter 11 filing, after December 1, 2008, the Company accrued interest incurred on the Secured Debt at the default rate, which is two percent above the interest rate otherwise applicable under the associated credit agreements. Although the agreements related to the Unsecured Debt call for the accrual of interest after December 1, 2008 at a default rate that is two percent above the interest rate otherwise applicable under the associated note agreements, the Company has elected to accrue interest incurred on the Unsecured Debt, for accounting purposes, at the interest rate otherwise applicable under the associated note agreements until such time, if any, that the Bankruptcy Court approves the payment of interest or default interest incurred on the Unsecured Debt. Had the Company accrued interest incurred on the Unsecured Debt at the default rate, it would have recognized additional interest expense totaling $1.1 million in December 2008.

In June 1999, the Camp County Industrial Development Corporation issued $25 million of variable-rate environmental facilities revenue bonds supported by letters of credit obtained by us under our secured revolving credit facility expiring in 2013. The revenue bonds become due in 2029. Prior to our bankruptcy filing, the proceeds were available for the Company to draw from over the construction period in order to construct new sewage and solid waste disposal facilities at a poultry by-products plant in Camp County, Texas. The original proceeds from the issuance of the revenue bonds continue to be held by the trustee of the bonds until we draw on the proceeds for the construction of the facility. We had not drawn on the proceeds or commenced construction of the facility prior to our bankruptcy filing. The filing of the bankruptcy petitions constituted an event of default under these bonds. As a result of the event of default, the trustee has the right to accelerate all obligations under the bonds such that they become immediately due and payable, subject to an automatic stay of any action to collect, assert, or recover a claim against the Company and the application of applicable bankruptcy law. In December 2008, the holders of the bonds tendered the bonds for remarketing, which was not successful. As a result, the trustee, on behalf of the holders of the bonds, drew upon the letters of credit supporting the bonds. The resulting reimbursement obligation was converted to borrowings under the secured revolving credit facility expiring in 2013 and secured by our

PILGRIM’S PRIDE CORPORATION
December 2 7 , 200 8

domestic chicken inventories. On January 29, 2009, we obtained approval from the Bankruptcy Court to use the original proceeds of the bond offering held by the trustee to repay and cancel the revenue bonds. We are currently working with the trustee to accomplish the repayment and cancellation of the bonds and have recorded a receivable from the trustee on our Consolidated Balance Sheet at December 27, 2008.

NOTE M—LIABILITIES SUBJECT TO COMPROMISE

Liabilities subject to compromise refers to both secured and unsecured obligations that will be accounted for under a plan of reorganization. Generally, actions to enforce or otherwise effect payment of pre-Chapter 11 liabilities are stayed. SOP 90-7 requires pre-petition liabilities that are subject to compromise to be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. These liabilities represent the estimated amount expected to be allowed on known or potential claims to be resolved through the Chapter 11 process, and remain subject to future adjustments arising from negotiated settlements, actions of the Bankruptcy Court, rejection of executory contracts and unexpired leases, the determination as to the value of collateral securing the claims, proofs of claim, or other events. Liabilities subject to compromise also include certain items that may be assumed under the plan of reorganization, and as such, may be subsequently reclassified to liabilities not subject to compromise. The Company has included secured debt as a liability subject to compromise as management believes that there remains uncertainty to the terms under a plan of reorganization since the filing recently occurred. At hearings held in December 2008, the Court granted final approval of many of the Debtors’ “first day” motions covering, among other things, human capital obligations, supplier relations, insurance, customer relations, business operations, certain tax matters, cash management, utilities, case management and retention of professionals. Obligations associated with these matters are not classified as liabilities subject to compromise.

In accordance with SOP 90-7, debt issuance costs should be viewed as valuations of the related debt. When the debt has become an allowed claim and the allowed claim differs from the net carrying amount of the debt, the recorded amount should be adjusted to the amount of the allowed claim (thereby adjusting existing debt issuance costs to the extent necessary to report the debt at this allowed amount). Through January 29, 2009, the Bankruptcy Court had not classified any of the Debtors’ outstanding debt as allowed claims. Therefore, the Company has classified the Debtors’ outstanding debt as liabilities subject to compromise on the Consolidated Balance Sheet. The Company has not adjusted debt issuance costs, totaling $24.4 million at December 27, 2008, related to the Debtors’ outstanding debt. The Company may be required to expense these amounts or a portion thereof as reorganization items if the Bankruptcy Court ultimately determines that a portion of the debt is subject to compromise.

PILGRIM’S PRIDE CORPORATION
December 2 7 , 200 8

The Debtors are seeking to reject certain pre-petition executory contracts and unexpired leases with respect to the Debtors’ operations with the approval of the Bankruptcy Court and may reject additional ones in the future. Damages resulting from rejection of executory contracts and unexpired leases are generally treated as general unsecured claims and will be classified as liabilities subject to compromise. Holders of pre-petition claims are required to file proofs of claims by the “bar date”, which will be established later with approval of the Bankruptcy Court. A bar date is the date by which certain claims against the Debtors must be filed if the claimants wish to receive any distribution in the Chapter 11 cases. Once a bar date is established, creditors will be notified of the bar date and the requirement to file a proof of claim with the Bankruptcy Court. Differences between liability amounts estimated by the Debtors and claims filed by creditors will be investigated and, if necessary, the Bankruptcy Court will make a final determination of the allowable claim. The determination of how liabilities will ultimately be treated cannot be made until the Bankruptcy Court approves a Chapter 11 plan of reorganization. Accordingly, the ultimate amount or treatment of such liabilities is not determinable at this time.

Liabilities subject to compromise consisted of the following:

December 27, 2008
(In thousands)
Accounts payable	$70,107
Accrued expenses	134,239
Secured long-term debt	1,392,049
Unsecured long-term debt	656,996

Total liabilities subject to compromise	$2,253,391

Liabilities subject to compromise includes trade accounts payable related to pre-petition purchases, all of which were not paid. As a result, the Company’s cash flows from operations were favorably affected by the stay of payment related to these accounts payable.

NOTE N—INCOME TAXES

The Company's effective tax rate for the three months ended December 27, 2008 was 0% compared to 28% for the three months ended December 29, 2007.  The effective tax rate decreased over prior year as a result of the Company's decision to record a valuation allowance against net deferred tax assets, including net operating losses and credit carryforwards, in the U.S. and Mexico.

The Company maintains valuation allowances when it is more likely than not that all or a portion of a deferred tax asset may not be realized.  Changes in valuation allowances from period to period are included in the tax provision in the period of change.  We evaluate the recoverability of our deferred income tax assets by assessing the need for a valuation allowance on a quarterly basis.  If we determine that it is more likely than not that our deferred income tax assets will be recovered, the valuation allowance will be reduced.

PILGRIM’S PRIDE CORPORATION
December 2 7 , 200 8

With few exceptions, the Company is no longer subject to US federal, state or local income tax examinations for years prior to 2003 and is no longer subject to Mexico income tax examination for years prior to 2005.  We are currently under audit by the Internal Revenue Service for the tax years ended September 26, 2003 to September 30, 2006.  While we expect certain claims made by US federal, state or local taxing authorities will be allowed, it is not practicable at this time to estimate the amount of significant payments, if any, to be made within the next 12 months.

NOTE O—DERIVATIVE FINANCIAL INSTRUMENTS

In October 2008, the Company suspended the use of derivative financial instruments in response to its current financial condition. We immediately settled all outstanding derivative financial instruments and recognized losses in the first quarter of 2009 totaling $21.4 million.

NOTE P—RELATED PARTY TRANSACTIONS

Lonnie “Bo” Pilgrim, the Senior Chairman, and certain entities related to Mr. Pilgrim are, collectively, the major stockholder of the Company (the “major stockholder”).

Transactions with the major stockholder or related entities are summarized below.

	Three Months Ended
	December 27, 2008	December 29, 2007
	(In thousands)
Loan guaranty fees	$1,473	$962
Contract grower pay	179	260
Lease payments on commercial egg property	188	188
Other sales to major stockholder	243	163
Lease payments and operating expenses on airplane	68	113

Pilgrim Interests, Ltd., an entity related to Lonnie “Bo” Pilgrim, guarantees a portion of the Company's debt obligations. In consideration of such guarantees, the Company has paid Pilgrim Interests, Ltd. a quarterly fee equal to 0.25% of one-half of the average aggregate outstanding balance of such guaranteed debt. Pursuant to the terms of the DIP Credit Agreement, the Company may no longer pay any loan guarantee fees without the consent of the lenders party thereto.

The Company leased an airplane from its major stockholder under an operating lease agreement that was renewable annually. On November 18, 2008, we cancelled this aircraft lease.

PILGRIM’S PRIDE CORPORATION
December 2 7 , 200 8

NOTE Q—COMMITMENTS AND CONTINGENCIES

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

At December 27, 2008, the Company was party to outstanding standby letters of credit totaling $72.0 million that affected the amount of funds available for borrowing under the secured revolving credit facility expiring in 2013. At the same date, the Company was not a party to any outstanding standby letters of credit that would have affected the amount of funds available for borrowing under the DIP Credit Agreement.

The Company is subject to various legal proceedings and claims which arise in the ordinary course of business. In the Company’s opinion, it has made appropriate and adequate accruals for claims where necessary; however, the ultimate liability for these matters is uncertain, and if significantly different than the amounts accrued, the ultimate outcome could have a material effect on the financial condition or results of operations of the Company.

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

Among the claims presently pending are two identical claims brought against certain executive officers and employees of the Company and the Pilgrim’s Pride Compensation Committee seeking unspecified damages under section 502 of the Employee Retirement Income Security Act of 1974 (“ERISA”), 29 U.S.C. § 1132. Each of these actions was brought by individual participants in the Pilgrim’s Pride Stock Investment Plan, individually and on behalf of a putative class, alleging that the individual defendants breached fiduciary duties to plan participants and beneficiaries. Although the Company is not a named defendant in these actions, our bylaws require us to indemnify our current and former directors and officers from any liabilities and expenses incurred by them in connection with actions they took in good faith while serving as an officer or director. The likelihood of an unfavorable outcome or the amount or range of any possible loss to the Company cannot be determined at this time.

PILGRIM’S PRIDE CORPORATION
December 2 7 , 200 8

Among the claims presently pending against the Company are two identical claims seeking unspecified damages, each brought by a stockholder, individually and on behalf of a putative class, alleging violations of certain antifraud provisions of the Securities Exchange Act of 1934. The Company intends to defend vigorously against the merits of these actions. The likelihood of an unfavorable outcome or the amount or range of any possible loss to the Company cannot be determined at this time.

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

US Immigration and Customs Enforcement (“ICE”) recently investigated allegations of identity theft within our workforce. With our cooperation, ICE arrested approximately 350 of our employees in 2008 believed to have engaged in identity theft at five of our facilities. No assurances can be given that further enforcement efforts by governmental authorities against our employees or the Company will not disrupt a portion of our workforce or our operations at one or more of our facilities, thereby negatively impacting our business.

PILGRIM’S PRIDE CORPORATION
December 2 7 , 200 8

NOTE R—BUSINESS SEGMENTS

We operate in two reportable business segments as (i) a producer and seller of chicken products and (ii) a seller of other products. The following table presents certain information regarding our segments.

	Three Months Ended
	December 27, 2008	December 29, 2007
	(In thousands)
Net sales to customers:
Chicken:
United States	$1,586,965	$1,728,142
Mexico	136,051	120,998

Total chicken	1,723,016	1,849,140

Other products:
United States	144,784	190,389
Mexico	9,191	7,824

Total other products	153,975	198,213

Net sales to customers	$1,876,991	$2,047,353

Operating income (loss):
Chicken:
United States	$(181,870)	$(19,094)
Mexico	(7,217)	(4,092)

Total chicken	(189,087)	(23,186)

Other products:
United States	8,965	22,771
Mexico	1,881	1,085

Total other products	10,846	23,856

Operating income (loss)	$(178,241)	$670

Depreciation and amortization(a)(b)(c):
Chicken:
United States	$53,609	$50,203
Mexico	2,437	2,564

Total chicken	56,046	52,767

Other products:
United States	4,054	2,715
Mexico	58	62

Total other products	4,112	2,777

Depreciation and amortization	$60,158	$55,544

(a)	Includes amortization of capitalized financing costs of $1.5 million and $1.0 million for the quarters ended December 27, 2008 and December 29, 2007, respectively.

(b)	Includes amortization of intangible assets of $2.5 million and $2.6 million for the quarters ended December 27, 2008 and December 29, 2007, respectively.

(c)	Excludes depreciation costs incurred by our discontinued turkey business of $0.4 million during the quarter ended December 29, 2007.

PILGRIM’S PRIDE CORPORATION
December 2 7 , 200 8

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Description of the Company

Pilgrim's Pride Corporation (referred to herein as “Pilgrim’s Pride,” “the Company,” “we,” “us,” “our,” or similar terms) is one the largest chicken companies in the United States (“US”), Mexico and Puerto Rico. Our fresh chicken retail line is sold in the southeastern, central, southwestern and western regions of the US, throughout Puerto Rico, and in the northern and central regions of Mexico. Our prepared chicken products meet the needs of some of the largest customers in the food service industry across the US. Additionally, the Company exports commodity chicken products to 80 countries. As a vertically integrated company, we control every phase of the production of our products. We operate feed mills, hatcheries, processing plants and distribution centers in 14 US states, Puerto Rico and Mexico. Pilgrim’s Pride operates in two business segments—Chicken and Other Products.

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

We operate on the basis of a 52/53-week fiscal year that ends on the Saturday closest to September 30. The reader should assume any reference we make to a particular year (for example, 2009) in this report applies to our fiscal year and not the calendar year.

Executive Summary

The Company continued to face an extremely challenging business environment in the first quarter of 2009. We reported a net loss of $228.8 million, or $3.09 per common share, for the quarter, which included a negative gross margin of $83.4 million. As of December 27, 2008, the Company’s accumulated deficit aggregated $545.9 million. During the first quarter of 2009, the Company used $112.0 million of cash in operations. At December 27, 2008, we had cash and cash equivalents totaling $32.6 million. In addition, the Company incurred reorganization costs of $13.3 million in the first quarter of 2009. These costs included (i) financing fees associated with the Amended and Restated Post-Petition Credit Agreement (the "DIP Credit Agreement") among the Company, as borrower, the Subsidiaries, as guarantors, the DIP Agent, and the lenders party thereto, (ii) professional fees charged for post-petition reorganization services and (iii) fees related to the termination of the Company’s Amended and Restated Receivables Purchase Agreement dated September 26, 2008, as amended (the “RPA”).

PILGRIM’S PRIDE CORPORATION
December 2 7 , 200 8

Market prices for feed ingredients decreased in the first quarter of 2009 after reaching unprecedented levels in the last half of 2008. Market prices for feed ingredients remain volatile, however, and there can be no assurance that they will not increase materially. Pursuant to a covenant in the DIP Credit Agreement, we agreed that we would not enter into any hedging arrangements or other derivative financial instruments without the prior written approval of lenders holding more than 50% of the commitments under the DIP Credit Agreement, except for commodity derivative instruments entered into at the request or direction of a customer, and in any case, only with financial institutions in connection with bona fide activities in the ordinary course of business and not for speculative purposes.

The following table compares the highest and lowest prices reached on nearby futures for one bushel of corn and one ton of soybean meal during the past four years, for each quarter in 2008 and for the first quarter of 2009:

	Corn		Soybean Meal
	Highest Price	Lowest Price	Highest Price	Lowest Price
2009:
First Quarter	$5.24	$2.90	$302.00	$237.00
2008:
Fourth Quarter	7.50	4.86	455.50	312.00
Third Quarter	7.63	5.58	427.90	302.50
Second Quarter	5.70	4.49	384.50	302.00
First Quarter	4.57	3.35	341.50	254.10
2007	4.37	2.62	286.50	160.20
2006	2.68	1.86	204.50	155.80
2005	2.63	1.91	238.00	146.60

Market prices for chicken products have stabilized since the end of 2008 but remain below historic levels and have not yet improved sufficiently to offset the costs of feed ingredients.  Many producers within the industry, including Pilgrim’s Pride, cut production in 2008 in an effort to correct the general oversupply of chicken in the US, and this has had and continues to have a positive effect on prices for chicken products. Despite these production cuts, there can be no assurance that chicken prices will not decrease due to such factors as weakening demand for breast meat from food service providers and lower prices for chicken leg quarters for the export market as a result of weakness in world economies and restrictive credit markets.

We continue to review and evaluate various restructuring and other alternatives to streamline our operations, improve efficiencies and reduce costs. Such initiatives may include selling assets, idling facilities, consolidating operations and functions, relocating or reducing production and voluntary and involuntary employee separation programs. Any such actions may require us to obtain the pre-approval of our lenders under our DIP Credit Agreement. In addition, such actions will subject the Company to additional short-term costs, which may include facility shutdown costs, asset impairment charges, lease commitment costs, employee retention and severance costs and other closing costs.

PILGRIM’S PRIDE CORPORATION
December 2 7 , 200 8

On January 27, 2009, the Bankruptcy Court approved the employment agreement between the Company and Don Jackson. Dr. Jackson now serves as the Company's President and Chief Executive Officer and as a member of the Company’s Board of Directors. In connection with his appointment, on January 27, 2009, Dr. Jackson was granted an equity award of 3,085,656 shares of the Company's common stock, which are subject to vesting requirements, and a sign-on bonus of $3,000,000, which is subject to repayment, each as provided in his employment agreement.

Chapter 11 Bankruptcy Filings

On December 1, 2008 (the "Petition Date"), the Company and certain of its subsidiaries (collectively, the "Debtors") filed voluntary petitions for reorganization under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division (the "Bankruptcy Court"). The cases are being jointly administered under Case No. 08-45664. The Company’s operations in Mexico and certain operations in the US were not included in the filing (the “Non-filing Subsidiaries”) and will continue to operate outside of the Chapter 11 process.

Effective December 1, 2008, the New York Stock Exchange delisted our common stock as a result of the Company's filing of its Chapter 11 petitions. Our common stock is now quoted on the Pink Sheets Electronic Quotation Service under the ticker symbol "PGPDQ.PK."

The filing of the Chapter 11 petitions constituted an event of default under certain of our debt obligations, and those debt obligations became automatically and immediately due and payable, subject to an automatic stay of any action to collect, assert, or recover a claim against the Company and the application of applicable bankruptcy law. As a result, the accompanying Consolidated Balance Sheet as of September 27, 2008 includes reclassifications of $1,872.1 million to reflect as current certain long-term debt under the Company’s credit facilities that, absent the stay, would have become automatically and immediately due and payable. Because of the bankruptcy petition, most of the Company’s long-term debt is included in liabilities subject to compromise at December 27, 2008. The Company classifies liabilities subject to compromise as a long-term liability because management does not believe the Company will use existing current assets or create additional current liabilities to fund these obligations.

Chapter 11 Process

The Debtors are currently operating as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. In general, as debtors-in-possession, we are authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.

PILGRIM’S PRIDE CORPORATION
December 2 7 , 200 8

On December 2, 2008, the Bankruptcy Court granted interim approval authorizing the Company and certain of its subsidiaries consisting of PPC Transportation Company, PFS Distribution Company, PPC Marketing, Ltd., and Pilgrim's Pride Corporation of West Virginia, Inc. (collectively, the "US Subsidiaries"), and To-Ricos, Ltd. and To-Ricos Distribution, Ltd. (collectively with the US Subsidiaries, the "Subsidiaries") to enter into a Post-Petition Credit Agreement (the "Initial DIP Credit Agreement") among the Company, as borrower, the US Subsidiaries, as guarantors, Bank of Montreal, as agent, and the lenders party thereto. On December 2, 2008, the Company, the US Subsidiaries and the other parties entered into the Initial DIP Credit Agreement, subject to final approval of the Bankruptcy Court. On December 31, 2008, the Bankruptcy Court granted final approval authorizing the Company and the Subsidiaries to enter into the DIP Credit Agreement.

The DIP Credit Agreement provides for an aggregate commitment of up to $450 million, which permits borrowings on a revolving basis. The commitment includes a $25 million sub-limit for swingline loans and a $20 million sub-limit for standby letters of credit. Outstanding borrowings under the DIP Credit Agreement will bear interest at a per annum rate equal to 8.0% plus the greatest of (i) the prime rate as established by the DIP agent from time to time, (ii) the average federal funds rate plus 0.5%, or (iii) the LIBOR rate plus 1.0%, payable monthly. The weighted average interest rate for the quarter ended December 27, 2008 was 11.86%. The loans under the Initial DIP Credit Agreement were used to repurchase all receivables sold under the Company's RPA. Loans under the DIP Credit Agreement may be used to fund the working capital requirements of the Company and its subsidiaries according to a budget as approved by the required lenders under the DIP Credit Agreement. For additional information on the RPA, see Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

Actual borrowings by the Company under the DIP Credit Agreement are subject to a borrowing base, which is a formula based on certain eligible inventory and eligible receivables. The borrowing base formula is reduced by (i) pre-petition obligations under the Fourth Amended and Restated Secured Credit Agreement dated as of February 8, 2007, among the Company and certain of its subsidiaries, Bank of Montreal, as administrative agent, and the lenders parties thereto, as amended, (ii) administrative and professional expenses incurred in connection with the bankruptcy proceedings, and (iii) the amount owed by the Company and the Subsidiaries to any person on account of the purchase price of agricultural products or services (including poultry and livestock) if that person is entitled to any grower's or producer's lien or other security arrangement. The borrowing base is also limited to 2.22 times the formula amount of total eligible receivables. The DIP Credit Agreement provides that the Company may not incur capital expenditures in excess of $150 million. The Company must also meet minimum monthly levels of EBITDAR. Under the DIP Credit Agreement, "EBITDAR" means, generally, net income before interest, taxes, depreciation, amortization, writedowns of goodwill and other intangibles, asset impairment charges and other specified charges, losses and gains. The DIP Credit Agreement also provides for certain other covenants, various representations and warranties, and events of default that are customary for transactions of this nature. As of December 27, 2008, the applicable borrowing base was $323.6 million and the amount available for borrowings under the DIP Credit Agreement was $222.4 million. As of February 5, 2009, the applicable borrowing

PILGRIM’S PRIDE CORPORATION
December 2 7 , 200 8

base was $309.4 million and the amount available for borrowings under the DIP Credit Agreement was $195.5 million.

The principal amount of outstanding loans under the DIP Credit Agreement, together with accrued and unpaid interest thereon, are payable in full at maturity on December 1, 2009, subject to extension for an additional six months with the approval of all lenders thereunder. All obligations under the DIP Credit Agreement are unconditionally guaranteed by the Subsidiaries and are secured by a first priority priming lien on substantially all of the assets of the Company and the Subsidiaries, subject to specified permitted liens in the DIP Credit Agreement.

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

The Bankruptcy Court has approved payment of certain of the Debtors’ pre-petition obligations, including, among other things, employee wages, salaries and benefits, and the Bankruptcy Court has approved the Company's payment of vendors and other providers in the ordinary course for goods and services order pre-petition but received from and after the Petition Date and other business-related payments necessary to maintain the operation of our businesses. The Debtors have retained, subject to Bankruptcy Court approval, legal and financial professionals to advise the Debtors on the bankruptcy proceedings and certain other "ordinary course" professionals. From time to time, the Debtors may seek Bankruptcy Court approval for the retention of additional professionals.

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

PILGRIM’S PRIDE CORPORATION
December 2 7 , 200 8

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

In order to successfully exit Chapter 11, the Debtors will need to propose and obtain confirmation by the Bankruptcy Court of a plan of reorganization that satisfies the requirements of the Bankruptcy Code. A plan of reorganization would, among other things, resolve the Debtors’ pre-petition obligations, set forth the revised capital structure of the newly reorganized entity and provide for corporate governance subsequent to exit from bankruptcy.

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

PILGRIM’S PRIDE CORPORATION
December 2 7 , 200 8

Under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise, pre-petition liabilities and post-petition liabilities must generally be satisfied in full before stockholders are entitled to receive any distribution or retain any property under a plan of reorganization. The ultimate recovery to creditors and/or stockholders, if any, will not be determined until confirmation of a plan or plans of reorganization. No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 cases to each of these constituencies or what types or amounts of distributions, if any, they would receive. A plan of reorganization could result in holders of our liabilities and/or securities, including our common stock, receiving no distribution on account of their interests and cancellation of their holdings. Because of such possibilities, the value of our liabilities and securities, including our common stock, is highly speculative. Appropriate caution should be exercised with respect to existing and future investments in any of the liabilities and/or securities of the Debtors. At this time there is no assurance we will be able to restructure as a going concern or successfully propose or implement a plan of reorganization.

The Company has requested that the Bankruptcy Court impose certain restrictions on trading in shares of the Company's common stock in order to preserve valuable tax attributes. The hearing on the motion is set for February 10, 2009. The Company requested that the trading restrictions apply retroactively to January 17, 2009, the date the motion was filed, to investors beneficially owning at least 4.75% of the outstanding shares of common stock of Pilgrim's Pride Corporation. For these purposes, beneficial ownership of stock will be determined in accordance with special US tax rules that, among other things, apply constructive ownership concepts and treat holders acting together as a single holder. In addition, in the future, the Company may request that the Bankruptcy Court impose certain trading restrictions on certain debt of, and claims against, the Company.

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

Management is addressing the Company’s ability to return to profitability by conducting profitability reviews at certain facilities in an effort to reduce inefficiencies and manufacturing costs. During the first quarter of 2009, the Company reduced headcount by approximately 265 non-production employees. The Company also announced that it would reduce production capacity at a certain production complex in the second quarter of 2009 by eliminating a work shift; the action will result in a headcount reduction of approximately 505 production employees. During 2008, the Company reduced production capacity by closing two production complexes and consolidating operations at a third production complex into its other facilities. These actions resulted in a headcount reduction of approximately 2,300 production employees.

PILGRIM’S PRIDE CORPORATION
December 2 7 , 200 8

During 2008, the Company reduced production capacity by closing two production complexes and consolidating operations at a third production complex into its other facilities. These actions resulted in a headcount reduction of approximately 2,300 production employees.

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

PILGRIM’S PRIDE CORPORATION
December 2 7 , 200 8

Business Segments

We operate in two reportable business segments as (i) a producer and seller of chicken products and (ii) a seller of other products. The following table presents certain information regarding our segments.

	Three Months Ended
	December 27, 2008	December 29, 2007
	(In thousands)
Net sales to customers:
Chicken:
United States	$1,586,965	$1,728,142
Mexico	136,051	120,998

Total chicken	1,723,016	1,849,140

Other products:
United States	144,784	190,389
Mexico	9,191	7,824

Total other products	153,975	198,213

Net sales to customers	$1,876,991	$2,047,353

Operating income (loss):
Chicken:
United States	$(181,870)	$(19,094)
Mexico	(7,217)	(4,092)

Total chicken	(189,087)	(23,186)

Other products:
United States	8,965	22,771
Mexico	1,881	1,085

Total other products	10,846	23,856

Operating income (loss)	$(178,241)	$670

Depreciation and amortization(a)(b)(c):
Chicken:
United States	$53,609	$50,203
Mexico	2,437	2,564

Total chicken	56,046	52,767

Other products:
United States	4,054	2,715
Mexico	58	62

Total other products	4,112	2,777

Depreciation and amortization	$60,158	$55,544

(a)	Includes amortization of capitalized financing costs of $1.5 million and $1.0 million for the quarters ended December 27, 2008 and December 29, 2007, respectively.

(b)	Includes amortization of intangible assets of $2.5 million and $2.6 million for the quarters ended December 27, 2008 and December 29, 2007, respectively.

(c)	Excludes depreciation costs incurred by our discontinued turkey business of $0.4 million during the quarter ended December 29, 2007.

PILGRIM’S PRIDE CORPORATION
December 2 7 , 200 8

The following table presents certain items as a percent of net sales for the periods indicated.

	Three Months Ended
	December 27, 2008		December 29, 2007

Net sales	100.0%		100.0%
Cost of sales	104.4%		94.9%
Gross profit	(4.4	) %	5.1%
Selling, general and administrative (“SG&A”) expenses	4.9%		5.1%
Restructuring charges, net	0.2%		—%
Operating income (loss)	(9.5	) %	—%
Interest expense	2.1%		1.5%
Interest income	—%		—%
Reorganization items	0.7%		—%
Loss from continuing operations before income taxes	(12.2	) %	(1.3	) %
Loss from continuing operations	(12.2	) %	(1.6	) %
Net loss	(12.2	) %	(1.6	) %

All percent of net sales ratios reported above are calculated from the face of the Consolidated Statements of Operations included elsewhere herein.

Results of Operations

First Quarter 2009 Compared to First Quarter 2008

Net sales.  Net sales for the first quarter of 2009 decreased $170.4 million, or 8.3%, over the first quarter of 2008. The following table provides net sales information.

Source	First Quarter 2009	Change from First Quarter 2008
		Amount	Percent
	(In millions, except percent data)
Chicken:
United States	$1,587.0	$(141.2))	(8.2)	) %	(a)
Mexico	136.0	15.0	12.4%		(b)

Total chicken	1,723.0	(126.2))	(6.8)	) %

Other products:
United States	144.8	(45.6))	(23.9)	) %	(c)
Mexico	9.2	1.4	17.5%		(d)

Total other products	154.0	(44.2))	(22.3)	) %

Total net sales	$1,877.0	$(170.4))	(8.3)	) %

PILGRIM’S PRIDE CORPORATION
December 2 7 , 200 8

(a)
US chicken sales generated in the first quarter of 2009 decreased 8.2% from US chicken sales generated in the first quarter of 2008. Sales volume decreased 10.5% primarily because of previously announced production cutbacks. Net revenue per pound sold increased 2.7% from the prior year primarily because of increased sales prices on a majority of product lines.

(b)
Mexico chicken sales generated in the first quarter of 2009 increased 12.4% from Mexico chicken sales generated in the first quarter of 2008. Sales volume increased 17.7% from the prior year and net revenue per pound sold decreased 4.5% from the prior year primarily because of increased sales of live chicken.

(c)
US sales of other products generated in the first quarter of 2009 decreased 23.9% from US sales of other products generated in the first quarter of 2008 mainly as the result of reduced sales volumes on commercial eggs and protein conversion products partially offset by increased sales prices on protein conversion products. The decrease in protein conversion products sales volumes resulted primarily from the ongoing impact of a fire suffered by one of Company’s protein conversion facilities in late 2008. Protein conversion is the process of converting poultry byproducts into raw materials for grease, animal feed, biodiesel and feed-stock for the chemical industry.

(d)
Mexico sales of other products generated in the first quarter of 2009 increased 17.5% from Mexico sales of other products generated in the first quarter of 2008 principally because of higher sales volumes.

Gross profit (loss).  Gross profit (loss) results decreased by $188.5 million, or 179.3%, from gross profit of $105.1 million generated in the first quarter of 2008 to gross loss of $83.4 million incurred in the first quarter of 2009. The following table provides gross profit (loss) information.

Components	First Quarter 2009		Change from First Quarter 2008		Percent of Net Sales
					First Quarter 2009	First Quarter 2008
			Amount	Percent
	(In millions, except percent data)

Net sales	$1,877.0		$(170.4)	(8.3)%	100.0%	100.0%
Cost of sales	1,960.4		18.1	0.9%	104.4%	94.9%	(a)

Gross profit (loss)	$(83.4	) $	(188.5)	(179.3)%	(4.4)%	5.1%	(b)

(a)
Cost of sales incurred by the US operations during the first quarter of 2009 decreased $9.6 million from cost of sales incurred by the US operations during the first quarter of 2008. This decrease occurred because of production cutbacks and decreased feed ingredient purchases during the quarter offset by an aggregate net loss of $21.4 million which the Company recognized during the first quarter of 2009 on derivative financial instruments executed in previous quarters to manage its exposure to changes in corn and soybean meal prices. The Company recognized an aggregate net gain of $0.1 million during the first quarter of 2008 on derivative financial instruments. Cost of sales incurred by the Mexico operations during the first quarter of 2009 increased $27.7 million from cost of sales incurred by the Mexico operations during the first quarter of 2008 primarily because of increased net sales and increased feed ingredients costs.

(b)
Gross profit as a percent of net sales generated in the first quarter of 2009 decreased 9.5 percentage points from gross profit as a percent of sales generated in the first quarter of 2008 primarily because of increased feed ingredients costs and the net loss recognized on derivative financial instruments during the current quarter.

PILGRIM’S PRIDE CORPORATION
December 2 7 , 200 8

Operating income (loss).  Operating income (loss) results decreased by $178.9 million, or 26703.1%, from operating income of $0.7 million generated for the first quarter of 2008 to operating loss of $178.2 million incurred in the first quarter of 2009. The following tables provide operating income (loss) information.

Source	First Quarter 2009	Change from First Quarter 2008
		Amount	Percent
	(In millions, except percent data)
Chicken:
United States	$(181.9))	$(162.8))	(852.5))%
Mexico	(7.2))	(3.1))	(76.4))%

Total chicken	(189.1))	(165.9))	(715.5))%

Other products:
United States	9.0	(13.8))	(60.6))%
Mexico	1.9	0.8	73.4%

Total other products	10.9	(13.0))	(54.5))%

Total operating loss	$(178.2))	$(178.9))	(26703.1))%

Components	First Quarter 2009		Change from First Quarter 2008			Percent of Net Sales
						First Quarter 2009		First Quarter 2008
			Amount	Percent
	(In millions, except percent data)

Gross profit	$(83.4)	) $	(188.5))	(179.3)	) %	(4.4)	) %	5.1%
SG&A expenses	92.4		(12.0))	(11.5)	) %	4.9%		5.1%	(a)
Restructuring charges, net	2.4		2.4	NA		0.2%		—%	(b)

Operating income (loss)	$(178.2)	) $	(178.9))	(26703.1)	) %	(9.5)	) %	—%	(c)

(a)
SG&A expenses incurred by the US operations during the first quarter of 2009 decreased 11.5% from SG&A expenses incurred by the US operations during the first quarter of 2008 primarily because of reductions in employee compensation and related benefit costs resulting from restructuring actions taken in 2008 and 2009.

(b)
The Company incurred charges totaling $3.7 million, composed of severance and facility shutdown costs, related to restructuring actions taken in 2009.  These charges were partially offset by a $1.3 million adjustment that reduced accrued severance and employee retention costs. This adjustment resulted from a change in the restructuring program.

(c)
Operating loss as a percent of net sales generated in the first quarter of 2009 decreased 9.5 percentage points from operating income as a percent of sales generated in the first quarter of 2008 primarily because of deterioration in gross profit performance and charges related to 2009 restructuring actions.

Interest expense. Interest expense increased 32.2% to $39.6 million in the first quarter of 2009 from $29.9 million in the first quarter of 2008 primarily because of increased borrowings. As a percentage of net sales, interest expense in the first quarter of 2009 increased to 2.1% from 1.5% in the first quarter of 2008.

Miscellaneous, net.  Consolidated miscellaneous income decreased from $2.9 million in the first quarter of 2008 to $1.5 million in the first quarter of 2009 primarily because of unfavorable currency exchange results due to a decrease in the average exchange rate between the Mexican peso and the US dollar during those two periods.

PILGRIM’S PRIDE CORPORATION
December 2 7 , 200 8

Reorganization items.  The Company incurred reorganization costs of $13.3 million in the first quarter of 2009. These costs included financing fees associated with the DIP Credit Agreement, professional fees charged for reorganization services and fees related to the termination of the RPA.

Income tax expense.  The Company's effective tax rate for the three months ended December 27, 2008 was 0% compared to 28% for the three months ended December 29, 2007.  The effective tax rate decreased over prior year as a result of the Company's decision to record a valuation allowance against net deferred tax assets, including net operating losses and credit carryforwards, in the U.S. and Mexico. The Company maintains valuation allowances when it is more likely than not that all or a portion of a deferred tax asset may not be realized.  Changes in valuation allowances from period to period are included in the tax provision in the period of change.  We evaluate the recoverability of our deferred income tax assets by assessing the need for a valuation allowance on a quarterly basis.  If we determine that it is more likely than not that our deferred income tax assets will be recovered, the valuation allowance will be reduced.

Income from operation of discontinued business.  The Company generated income from the operation of its discontinued turkey business of $0.9 million ($0.9 million, net of tax) during the first quarter of 2009 compared to income from the operation of its discontinued turkey business of $1.3 million ($0.8 million, net of tax) during the first quarter of 2008. Net sales generated by the discontinued turkey business in the quarters ended December 27, 2008 and December 29, 2007 were $26.5 million and $45.9 million, respectively.

PILGRIM’S PRIDE CORPORATION
December 2 7 , 200 8

Liquidity and Capital Resources

The following table presents our available sources of liquidity as of December 27, 2008.

	Facility	Amount
Source of Liquidity	Amount	Outstanding	Available
	(In millions)

Cash and cash equivalents	$—	$—	$39.3
Investments in available-for-sale securities	—	—	7.5
Debt facilities:
DIP Credit Agreement expiring 2009	450.0	101.2	222.4	(a)(b)
Revolving credit facility expiring 2011	41.5	41.5	—

(a)
Actual borrowings by the Company under the DIP Credit Agreement are subject to a borrowing base, which is a formula based on certain eligible inventory and eligible receivables. The borrowing base at December 27, 2008 was $323.6 million.

(b)	At February 5, 2009, total funds available for borrowing under the DIP Credit Agreement were $195.5 million.

At December 27, 2008, the Company had $238.8 million outstanding under its revolving credit facility expiring in 2013 and $506.7 million outstanding under its revolver/term credit agreement expiring in 2016. At that time, the Company was party to outstanding standby letters of credit totaling $72.0 million. The filing of the Chapter 11 petitions constituted an event of default under, among other of our debt obligations, the revolving credit facility expiring in 2013 and the revolver/term credit agreement expiring in 2016. Outstanding obligations under these facilities became automatically and immediately due and payable, subject to an automatic stay of any action to collect, assert, or recover a claim against the Company and the application of applicable bankruptcy law. Funds are no longer available for borrowing under these two facilities.

Debt Obligations

As previously discussed, on December 1, 2008, the Debtors filed voluntary petitions in the Bankruptcy Court seeking reorganization relief under the Bankruptcy Code. The filing of the Chapter 11 petitions constituted an event of default under certain of our debt obligations, and those debt obligations became automatically and immediately due and payable, subject to an automatic stay of any action to collect, assert, or recover a claim against the Company and the application of applicable bankruptcy law. As a result, the accompanying Consolidated Balance Sheet as of September 27, 2008 includes reclassifications of $1,872.1 million to reflect as current certain long-term debt under the Company’s credit facilities that, absent the stay, would have become automatically and immediately due and payable. Because of the bankruptcy petition, most of the Company’s long-term debt is included in liabilities subject to compromise at December 27, 2008. The Company classifies liabilities subject to compromise as a long-term liability because management does not believe the Company will use existing current assets or create additional current liabilities to fund these obligations.

PILGRIM’S PRIDE CORPORATION
December 2 7 , 200 8

On December 2, 2008, the Bankruptcy Court granted interim approval authorizing the Company and the Subsidiaries to enter into the Initial DIP Credit Agreement with the DIP Agent and the lenders party thereto. On December 2, 2008, the Company, the US Subsidiaries and the other parties entered into the Initial DIP Credit Agreement, subject to final approval of the Bankruptcy Court. On December 31, 2008, the Bankruptcy Court granted final approval authorizing the Company and the Subsidiaries to enter into the DIP Credit Agreement among the Company, as borrower, the Subsidiaries, as guarantors, the DIP Agent, and the lenders party thereto.

The DIP Credit Agreement provides for an aggregate commitment of up to $450 million, which permits borrowings on a revolving basis. The commitment includes a $25 million sub-limit for swingline loans and a $20 million sub-limit for standby letters of credit. Outstanding borrowings under the DIP Credit Agreement will bear interest at a per annum rate equal to 8.0% plus the greatest of (i) the prime rate as established by the DIP agent from time to time, (ii) the average federal funds rate plus 0.5%, or (iii) the LIBOR rate plus 1.0%, payable monthly. The weighted average interest rate for the quarter ended December 27, 2008 was 11.86%. The loans under the Initial DIP Credit Agreement were used to repurchase all receivables sold under the Company's RPA. Loan under the DIP Credit Agreement may be used to fund the working capital requirements of the Company and its subsidiaries according to a budget as approved by the required lenders under the DIP Credit Agreement. For additional information on the RPA, see Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Off-Balance Sheet Arrangements."

Actual borrowings by the Company under the DIP Credit Agreement are subject to a borrowing base, which is a formula based on certain eligible inventory and eligible receivables. The borrowing base formula is reduced by (i) pre-petition obligations under the Fourth Amended and Restated Secured Credit Agreement dated as of February 8, 2007, among the Company and certain of its subsidiaries, Bank of Montreal, as administrative agent, and the lenders parties thereto, as amended, (ii) administrative and professional expenses incurred in connection with the bankruptcy proceedings, and (iii) the amount owed by the Company and the Subsidiaries to any person on account of the purchase price of agricultural products or services (including poultry and livestock) if that person is entitled to any grower's or producer's lien or other security arrangement. The borrowing base is also limited to 2.22 times the formula amount of total eligible receivables. The DIP Credit Agreement provides that the Company may not incur capital expenditures in excess of $150 million. The Company must also meet minimum monthly levels of EBITDAR. Under the DIP Credit Agreement, "EBITDAR" means, generally, net income before interest, taxes, depreciation, amortization, writedowns of goodwill and other intangibles, asset impairment charges and other specified charges, losses and gains. The DIP Credit Agreement also provides for certain other covenants, various representations and warranties, and events of default that are customary for transactions of this nature. As of December 27, 2008, the applicable borrowing base was $323.6 million and the amount available for borrowings under the DIP Credit Agreement was $222.4 million. As of February 5, 2009, the applicable borrowing base was $309.4 million and the amount available for borrowings under the DIP Credit Agreement was $195.5 million.

PILGRIM’S PRIDE CORPORATION
December 2 7 , 200 8

The principal amount of outstanding loans under the DIP Credit Agreement, together with accrued and unpaid interest thereon, are payable in full at maturity on December 1, 2009, subject to extension for an additional six months with the approval of all lenders thereunder. All obligations under the DIP Credit Agreement are unconditionally guaranteed by the Subsidiaries and are secured by a first priority priming lien on substantially all of the assets of the Company and the Subsidiaries, subject to specified permitted liens in the DIP Credit Agreement.

Under the terms of the DIP Credit Agreement and applicable bankruptcy law, the Company may not pay dividends on the common stock while it is in bankruptcy. Any payment of future dividends and the amounts thereof will depend on our emergence from bankruptcy, our earnings, our financial requirements and other factors deemed relevant by our Board of Directors at the time.

During the first quarter of 2009, the Company borrowed $616.7 million and repaid $525.5 million under the secured revolver/term credit agreement expiring in 2016, borrowed $211.5 million and repaid $154.7 million under the secured revolving credit facility expiring in 2013, borrowed $234.7 million and repaid $133.5 million under the DIP Credit Agreement and repaid $14.4 million under other facilities.

On November 30, 2008, certain non-Debtor Mexico subsidiaries of the Company (the "Mexico Subsidiaries") entered into a Waiver Agreement and Second Amendment to Credit Agreement (the "Waiver Agreement") with ING Capital LLC, as agent (the "Mexico Agent"), and the lenders signatory thereto (the "Mexico Lenders"). Under the Waiver Agreement, the Mexico Agent and the Mexico Lenders waived any default or event of default under the Credit Agreement dated as of September 25, 2006, by and among the Company, the Mexico Subsidiaries, the Mexico Agent and the Mexico Lenders, the administrative agent, and the lenders parties thereto (the "ING Credit Agreement"), resulting from the Company's filing of its bankruptcy petition with the Bankruptcy Court. Pursuant to the Waiver Agreement, outstanding amounts under the ING Credit Agreement now bear interest at a rate per annum equal to: the LIBOR Rate, the Base Rate, or the TIIE Rate, as applicable, plus the Applicable Margin (as those terms are defined in the ING Credit Agreement). While the Company is operating in Chapter 11, the Waiver Agreement provides for an Applicable Margin for LIBOR loans, Base Rate loans, and TIIE loans of 6.0%, 4.0%, and 5.8%, respectively. The Waiver Agreement further amended the ING Credit Agreement to require the Company to make a mandatory prepayment of the revolving loans, in an aggregate amount equal to 100% of the net cash proceeds received by any Mexico Subsidiary, as applicable, in excess of thresholds specified in the ING Credit Agreement (i) from the occurrence of certain asset sales by the Mexico Subsidiaries; (ii) from the occurrence of any casualty or other insured damage to, or any taking under power of eminent domain or by condemnation or similar proceedings of, any property or asset of any Mexico Subsidiary; or (iii) from the incurrence of certain indebtedness by a Mexico Subsidiary. Any such mandatory prepayments will permanently reduce the amount of the commitment under the ING Credit Agreement.  In connection with the Waiver Agreement, the Mexico Subsidiaries pledged substantially all of their receivables, inventory, and equipment and certain fixed assets. The Mexico subsidiaries are excluded from the US bankruptcy proceedings.

PILGRIM’S PRIDE CORPORATION
December 2 7 , 200 8

The filing of the bankruptcy petitions constituted an event of default under the secured credit agreement expiring in 2013 and the secured revolver/term credit agreement expiring in 2016 (together, the “Secured Debt”) as well as the 7 5/8% Senior Notes due 2015, the 8 3/8% Senior Subordinated Notes due 2017 and the 9 1/4% Senior Subordinated Notes due 2013 (together, the “Unsecured Debt”). The aggregate principal amount owed under these credit agreements and notes was approximately $2,022.2 million as of December 27, 2008. As a result of such event of default, all obligations under these agreements became automatically and immediately due and payable, subject to an automatic stay of any action to collect, assert, or recover a claim against the Company and the application of applicable bankruptcy law. As a result of the Company's Chapter 11 filing, after December 1, 2008, the Company accrued interest incurred on the Secured Debt at the default rate, which is two percent above the interest rate otherwise applicable under the associated credit agreements. Although the agreements related to the Unsecured Debt call for the accrual of interest after December 1, 2008 at a default rate that is two percent above the interest rate otherwise applicable under the associated note agreements, the Company has elected to accrue interest incurred on the Unsecured Debt, for accounting purposes, at the interest rate otherwise applicable under the associated note agreements until such time, if any, that the Bankruptcy Court approves the payment of interest or default interest incurred on the Unsecured Debt. Had the Company accrued interest incurred on the Unsecured Debt at the default rate, it would have recognized additional interest expense totaling $1.1 million in December 2008.

Off-Balance Sheet Arrangements

In June 1999, the Camp County Industrial Development Corporation issued $25 million of variable-rate environmental facilities revenue bonds supported by letters of credit obtained by us under our secured revolving credit facility expiring in 2013. The revenue bonds become due in 2029. Prior to our bankruptcy filing, the proceeds were available for the Company to draw from over the construction period in order to construct new sewage and solid waste disposal facilities at a poultry by-products plant in Camp County, Texas. The original proceeds from the issuance of the revenue bonds continue to be held by the trustee of the bonds until we draw on the proceeds for the construction of the facility. We had not drawn on the proceeds or commenced construction of the facility prior to our bankruptcy filing. The filing of the bankruptcy petitions constituted an event of default under these bonds. As a result of the event of default, the trustee has the right to accelerate all obligations under the bonds such that they become immediately due and payable, subject to an automatic stay of any action to collect, assert, or recover a claim against the Company and the application of applicable bankruptcy law. In December 2008, the holders of the bonds tendered the bonds for remarketing, which was not successful. As a result, the trustee, on behalf of the holders of the bonds, drew upon the letters of credit supporting the bonds. The resulting reimbursement obligation was converted to borrowings under the secured revolving credit facility expiring in 2013 and secured by our domestic chicken inventories. On January 29, 2009, we obtained approval from the Bankruptcy Court to use the original proceeds of the bond offering held by the trustee to repay and cancel the revenue bonds. We are currently working with the trustee to accomplish the repayment and cancellation of the bonds and have recorded a receivable from the trustee on our Consolidated Balance Sheet at December 27, 2008.

PILGRIM’S PRIDE CORPORATION
December 2 7 , 200 8

In connection with the RPA, the Company sold, on a revolving basis, certain of its trade receivables to a special purpose entity (“SPE”) wholly owned by the Company, which in turn sold a percentage ownership interest to third parties. The SPE was a separate corporate entity and its assets were available first and foremost to satisfy the claims of its creditors. The gross proceeds resulting from the sales were included in cash flows from operating activities in the Consolidated Statements of Cash Flows. The loss recognized on the sold receivables during the quarter ended December 27, 2008 was not material. On December 3, 2008, the RPA was terminated and all receivables thereunder were repurchased with proceeds of borrowings under the DIP Credit Agreement.

We are a party to many routine contracts in which we provide general indemnities in the normal course of business to third parties for various risks. Among other considerations, we have not recorded a liability for any of these indemnities as, based upon the likelihood of payment, the fair value of such indemnities is immaterial.

Historical Flow of Funds

Cash used in operating activities was $112.4 million and $35.2 million for the quarters ended December 27, 2008 and December 29, 2007, respectively. The increase in cash used in operating activities was primarily the result of the significantly larger net loss incurred in the first quarter of 2009 as compared to the net loss incurred in the first quarter of 2008; this was partially offset by favorable changes in operating assets and liabilities.

At December 27, 2008, our working capital position increased $2,020.0 million to a surplus of $757.8 million and our current ratio increased to 2.24 to 1 compared with a deficit of $1,262.2 million and a current ratio of 0.53 to 1 at September 27, 2008 primarily because of a significant decrease in current maturities of long-term debt and the other working capital changes discussed below. Current maturities of long-term debt decreased from $1,874.5 million at September 27, 2008 to $0 at December 27, 2008 as most long-term debt was classified as liabilities subject to compromise because of the bankruptcy proceedings.

Trade accounts and other receivables increased $211.1 million, or 146.4%, to $355.3 million at December 27, 2008 from $144.2 million at September 27, 2008. This increase resulted primarily from our repurchase of receivables originally sold under the RPA. On December 3, 2008, the RPA was terminated and all receivables thereunder were repurchased with proceeds of borrowings under the DIP Credit Agreement.

Inventories decreased $240.1 million, or 23.2%, to $796.1 million at December 27, 2008 from $1,036.2 million at September 27, 2008. This decrease was the result of several actions, two of which are discussed here, taken by the Company to improve its financial condition. First, the Company’s previously announced production cutbacks resulted in reduced live flock inventories, feed inventories, and packaging and other supplies inventories. Second, the Company made a concerted effort early in the quarter to sell down its existing prepared foods inventories in order to generate cash.

PILGRIM’S PRIDE CORPORATION
December 2 7 , 200 8

Prepaid expenses and other current assets decreased $16.6 million, or 23.2%, to $55.0 million at December 27, 2008 from $71.6 million at September 27, 2008. This decrease occurred primarily because the Company suspended the use of derivative financial instruments in response to its current financial condition. We settled all outstanding derivative financial instruments in October 2008.

Accounts payable decreased $165.9 million, or 43.8%, to $213.0 million at December 27, 2008 from $378.9 million at September 27, 2008. This decrease occurred for various reasons, including the impact of the Company’s previously announced production cutbacks and because certain vendors with which the Company previously maintained open trade accounts required prepayments for all future deliveries after learning about the Company’s current financial condition. At December 27, 2008, we classified accounts payable totaling $70.1 million as liabilities subject to compromise because of the bankruptcy.

Accrued expenses decreased $152.2 million, or 33.9%, to $296.6 million at December 27, 2008 from $448.8 million at September 27, 2008. This decrease resulted from reductions in the accrued balances for marketing, restructuring, severance and utilities costs. At December 27, 2008, we classified accrued expenses totaling $134.2 million as liabilities subject to compromise because of the bankruptcy.

Cash used in investing activities was $36.0 million and $43.1 million for the first quarters of 2009 and 2008, respectively. Capital expenditures of $29.0 million and $42.7 million for the three months ended December 27, 2008 and December 29, 2007, respectively, were primarily incurred for the routine replacement of equipment and to improve efficiencies, expand capacity, and reduce costs. Capital expenditures for 2009 will be restricted to routine replacement of equipment in our current operations in addition to important projects we began in 2008 and will not exceed the $150 million amount allowed under the DIP Credit Agreement. Cash was used to purchase investment securities totaling $6.0 million and $3.3 million in the first quarters of 2009 and 2008, respectively. Cash proceeds in the first quarters of 2009 and 2008 from the sale or maturity of investment securities were $4.6 million and $2.8 million, respectively. Restricted cash increased $6.7 million to collateralize a standby letter of credit guaranteeing certain self insurance obligations. Cash proceeds from property disposals for the three months ended December 27, 2008 and December 29, 2007 were $0.7 million and $0.1 million, respectively.

Cash provided by financing activities was $119.5 million and $106.8 million for the three months ended December 27, 2008 and December 29, 2007, respectively. Cash proceeds in the first quarter of 2009 from short-term notes payable were $234.7 million. Cash was used to repay short-term notes payable totaling $133.5 million in the first quarter of 2009. Cash proceeds in the first quarters of 2009 and 2008 from long-term debt were $873.1 million and $298.0 million, respectively. Cash was used to repay long-term debt totaling $749.5 million and $212.3 million in the first quarters of 2009 and 2008, respectively. Cash used in the first quarter of 2009 because of a decrease in outstanding cash management obligations totaled $115.3 million. Cash provided in the first quarter of 2008 because of an increase in outstanding cash management obligations totaled $22.5 million. Cash was used for other financing activities totaling $0.1 million in the first quarter of 2009. Cash was used to pay dividends totaling $1.4 million in the first quarter of 2008.

PILGRIM’S PRIDE CORPORATION
December 2 7 , 200 8

The only material changes during the three months ended December 27, 2008, outside the ordinary course of business, in the specified contractual obligations presented in the Company’s Annual Report on Form 10-K for 2008 were the borrowings and repayments under the DIP Credit Agreement, the draw by the holders of the Camp Company Industrial Development Corporation environmental facilities revenue bonds on the standby letter of credit supporting the bonds and the Company’s borrowing under the secured revolving credit facility expiring in 2013 to cover the previously mentioned standby letter of credit. At December 27, 2008, payments due in less than one year on obligations under the DIP Credit Agreement totaled $101.2 million. The borrowing under the secured revolving credit facility to cover the drawn letter of credit supporting the environmental facilities revenue bonds is classified as a liability subject to compromise at December 27, 2008.

Accounting Pronouncements

Discussion regarding our pending adoption of Financial Accounting Standards Board Staff Position (“FSP”) FAS142-3, Determination of the Useful Life of Intangible Assets, and FSP FAS132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, is included in Note B—Basis of Presentation to our Consolidated Financial Statements included elsewhere in this report.

Critical Accounting Policies

During the three months ended December 27, 2008, (i) we did not change any of our existing critical accounting policies, (ii) no existing accounting policies became critical accounting policies because of an increase in the materiality of associated transactions or changes in the circumstances to which associated judgments and estimates relate, and (iii) there were no significant changes in the manner in which critical accounting policies were applied or in which related judgments and estimates were developed.

PILGRIM’S PRIDE CORPORATION
December 2 7 , 200 8

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Feed Ingredients

We purchase certain commodities, primarily corn and soybean meal, for use as ingredients in the feed we either sell commercially or consume in our live operations. As a result, our earnings are affected by changes in the price and availability of such feed ingredients. In the past, we have from time to time attempted to minimize our exposure to the changing price and availability of such feed ingredients using various techniques, including, but not limited to, (i) executing purchase agreements with suppliers for future physical delivery of feed ingredients at established prices and (ii) purchasing or selling derivative financial instruments such as futures and options. Pursuant to a covenant in the DIP Credit Agreement, we agreed that we would not enter into any derivative financial instruments without the prior written approval of lenders holding more than 50% of the commitments under the DIP Credit Agreement, except for commodity derivative instruments entered into at the request or direction of a customer, and in any case, only with financial institutions in connection with bona fide activities in the ordinary course of business and not for speculative purposes.

Market risk is estimated as a hypothetical 10% increase in the weighted-average cost of our primary feed ingredients as of December 27, 2008. Based on our feed consumption during the three months ended December 27, 2008, such an increase would have resulted in an increase to cost of sales of approximately $61.2 million, excluding the impact of any feed ingredients derivative financial instruments in that period. A 10% change in ending feed ingredients inventories at December 27, 2008 would be $6.4 million, excluding any potential impact on the production costs of our chicken inventories.

Interest Rates

Our earnings are affected by changes in interest rates due to the impact those changes have on our variable-rate debt instruments and the fair value of our fixed-rate debt instruments. Our variable-rate debt instruments represented 57.4% of our long-term debt at December 27, 2008. Holding other variables constant, including levels of indebtedness, a 25-basis-points increase in interest rates would have increased our interest expense by $0.8 million for the first quarter of 2009. These amounts are determined by considering the impact of the hypothetical interest rates on our variable-rate long-term debt at December 27, 2008. Due to our current financial condition, our public fixed-rate debt is trading at a substantial discount. As of December 27, 2008, the most recent trades of our 7 5/8% senior unsecured notes and 8 3/8% senior subordinated unsecured notes were executed at average prices of $25.82 per $100.00 par value and $6.87 per $100.00 par value, respectively. Management also expects that the fair value of our non-public fixed-rate debt has also decreased, but cannot reliably estimate the fair value at this time.

PILGRIM’S PRIDE CORPORATION
December 2 7 , 200 8

Foreign Currency

Our earnings are also affected by foreign currency exchange rate fluctuations related to the Mexican peso net monetary position of our Mexican subsidiaries. We manage this exposure primarily by attempting to minimize our Mexican peso net monetary position. We are also exposed to the effect of potential currency exchange rate fluctuations to the extent that amounts are repatriated from Mexico to the US. However, we currently anticipate that the cash flows of our Mexico subsidiaries will be reinvested in our Mexico operations. In addition, the Mexican peso exchange rate can directly and indirectly impact our financial condition and results of operations in several ways, including potential economic recession in Mexico because of devaluation of their currency. The impact on our financial position and results of operations resulting from a hypothetical change in the exchange rate between the US dollar and the Mexican peso cannot be reasonably estimated. Foreign currency exchange gains and losses, representing the change in the US dollar value of the net monetary assets of our Mexican subsidiaries denominated in Mexican pesos, was a loss of $0.3 million in the first quarter of 2009 and a gain of $0.1 million in the first quarter of 2008. The average exchange rates for the first quarters of 2009 and 2008 were 12.97 Mexican pesos to 1 US dollar and 10.86 Mexican pesos to 1 US dollar, respectively. No assurance can be given as to how future movements in the Mexican peso could affect our future financial condition or results of operations.

Investment Quality

The Company and certain retirement plans that it sponsors invest in a variety of financial instruments. In response to the continued turbulence in global financial markets, we have analyzed our portfolios of investments and, to the best of our knowledge, none of our investments, including money market funds units, commercial paper and municipal securities, have been downgraded because of this turbulence, and neither we nor any fund in which we participate hold significant amounts of structured investment vehicles, auction rate securities, collateralized debt obligations, credit derivatives, hedge funds investments, fund of funds investments or perpetual preferred securities. Certain postretirement funds in which the Company participates hold significant amounts of mortgage-backed securities. However, none of the mortgages backing these securities are considered subprime.

PILGRIM’S PRIDE CORPORATION
December 2 7 , 200 8

Forward Looking Statements

Statements of our intentions, beliefs, expectations or predictions for the future, denoted by the words "anticipate," "believe," "estimate," "expect," "project," “plan,” "imply," "intend," "foresee" and similar expressions, are forward-looking statements that reflect our current views about future events and are subject to risks, uncertainties and assumptions. Such risks, uncertainties and assumptions include the following:

▪	Matters affecting the chicken industry generally, including fluctuations in the commodity prices of feed ingredients and chicken;
▪	Actions and decisions of our creditors and other third parties with interests in our Chapter 11 proceedings;
▪	Our ability to obtain court approval with respect to motions in the Chapter 11 proceedings prosecuted from time to time;
▪	Our ability to develop, prosecute, confirm and consummate a plan of reorganization with respect to the Chapter 11 proceedings;
▪	Our ability to obtain and maintain commercially reasonable terms with vendors and service providers;
▪	Our ability to maintain contracts that are critical to our operations;
▪	Our ability to retain management and other key individuals;
▪	Our ability to successfully enter into, obtain court approval of and close anticipated asset sales under Section 363 of the Bankruptcy Code;
▪
Risks associated with third parties seeking and obtaining court approval to terminate or shorten the exclusivity period for us to propose and confirm a plan of reorganization, to appoint a Chapter 11 trustee or to convert the cases to Chapter 7 cases;

▪	Risk that the amounts of cash from operations together with amounts available under our DIP Credit Agreement will not be sufficient to fund our operations;
▪	Management of our cash resources, particularly in light of our bankruptcy proceedings and our substantial leverage;
▪	Restrictions imposed by, and as a result of, our bankruptcy proceedings and our substantial leverage;
▪	Additional outbreaks of avian influenza or other diseases, either in our own flocks or elsewhere, affecting our ability to conduct our operations and/or demand for our poultry products;
▪	Contamination of our products, which has previously and can in the future lead to product liability claims and product recalls;
▪	Exposure to risks related to product liability, product recalls, property damage and injuries to persons, for which insurance coverage is expensive, limited and potentially inadequate;
▪	Changes in laws or regulations affecting our operations or the application thereof;
▪
New immigration legislation or increased enforcement efforts in connection with existing immigration legislation that cause our costs of business to increase, cause us to change the way in which we do business or otherwise disrupt our operations;

▪	Competitive factors and pricing pressures or the loss of one or more of our largest customers;
▪	Currency exchange rate fluctuations, trade barriers, exchange controls, expropriation and other risks associated with foreign operations;
▪	Disruptions in international markets and distribution channels; and

PILGRIM’S PRIDE CORPORATION
December 2 7 , 200 8

▪	The impact of uncertainties of litigation as well as other risks described herein and under “Risk Factors” in our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

ITEM 4.  CONTROLS AND PROCEDURES

As of December 27, 2008, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Senior Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Company’s management, including the Senior Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer, concluded the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that information we are required to disclose in our reports filed with the Securities and Exchange Commission is accumulated and communicated to our management, including our Senior Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the evaluation described above, the Company’s management, including the Senior Chairman of the Board, Chief Executive Officer and Chief Financial Officer, identified no other change in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended December 27, 2008 and that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PILGRIM’S PRIDE CORPORATION
December 2 7 , 200 8

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

On December 17, 2008, Kenneth Patterson filed suit in the United States District Court for the Eastern District of Texas, Marshall Division, against Lonnie “Bo” Pilgrim, Lonnie “Ken” Pilgrim, Clifford E. Butler, J. Clinton Rivers, Richard A. Cogdill, Renee N. DeBar, Pilgrim’s Pride Compensation Committee and other unnamed defendants. The complaint, brought pursuant to section 502 of the Employee Retirement Income Security Act of 1974 (“ERISA”), 29 U.S.C. § 1132, alleges that the individual defendants breached fiduciary duties to participants and beneficiaries of the Pilgrim’s Pride Stock Investment Plan (the “Plan”), as administered through the Retirement Savings Plan, and the To-Ricos, Inc. Employee Savings and Retirement Plan (collectively, and together with the Plan, the “Plans”). The allegations in the complaint are similar to the allegations made in the Alcaldo case discussed below. Patterson further alleges that he purports to represent a class of all persons or entities who were participants in or beneficiaries of the Plan at any time between May 5, 2008 through the present and whose accounts held Company stock or units in Pilgrim’s Pride stock. The complaint seeks actual damages in the amount of any losses the Plan suffered, to be allocated among the participants’ individual accounts as benefits due in proportion to the accounts’ diminution in value, attorneys’ fees, an order for equitable restitution and the imposition of constructive trust, and a declaration that each of the defendants have breached their fiduciary duties to the Plan participants. Although the Company is not a named defendant in this action, our bylaws require us to indemnify our current and former directors and officers from any liabilities and expenses incurred by them in connection with actions they took in good faith while serving as an officer or director. The likelihood of an unfavorable outcome or the amount or range of any possible loss to the Company cannot be determined at this time. On January 23, 2009, Patterson filed a motion to consolidate the subsequently filed, similar Smalls case, which is discussed below, into this action.

On January 2, 2009, Denise M. Smalls filed suit in the United States District Court for the Eastern District of Texas, Marshall Division, against Lonnie “Bo” Pilgrim, Lonnie Ken Pilgrim, Clifford E. Butler, J. Clinton Rivers, Richard A. Cogdill, Renee N. DeBar, Pilgrim’s Pride Compensation Committee and other unnamed defendants. The complaint and the allegations are similar to those filed in the Patterson case discussed above. Smalls alleges that she purports to

PILGRIM’S PRIDE CORPORATION
December 2 7 , 200 8

represent a class of all persons or entities who were participants in or beneficiaries of the Plan at any time between May 5, 2008 through the present and whose accounts held Company stock or units in Pilgrim’s Pride stock. The complaint seeks actual damages in the amount of any losses the Plan suffered, to be allocated among the participants’ individual accounts as benefits due in proportion to the accounts’ diminution in value, attorneys’ fees; an order for equitable restitution and the imposition of constructive trust; and a declaration that each of the defendants have breached their fiduciary duties to the Plan participants. Although the Company is not a named defendant in these actions, our bylaws require us to indemnify our current and former directors and officers from any liabilities and expenses incurred by them in connection with actions they took in good faith while serving as an officer or director. The likelihood of an unfavorable outcome or the amount or range of any possible loss to the Company cannot be determined at this time.

The Company recently filed a motion in the Bankruptcy Court to extend the bankruptcy stay to include individual employees and officers named as defendants in cases concerning the Company. The Patterson case and the Smalls case were included in that motion, which is scheduled to be heard in the Bankruptcy Court on February 10, 2009.

On October 29, 2008, Ronald Alcaldo filed suit in the U.S. District Court for the Eastern District of Texas, Marshall Division, styled Ronald Alcaldo, Individually and On Behalf of All Others Similarly Situated v. Pilgrim's Pride Corporation, et al, against the Company and individual defendants Lonnie “Bo” Pilgrim, Lonnie Ken Pilgrim, J. Clinton Rivers, Richard A. Cogdill and Clifford E. Butler (collectively, the "Defendants"). The complaint alleges that the Defendants violated sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, by allegedly failing to disclose that "(a) the Company’s hedges to protect it from adverse changes in costs were not working and in fact were harming the Company’s results more than helping; (b) the Company’s inability to continue to use illegal workers would adversely affect its margins; (c) the Company’s financial results were continuing to deteriorate rather than improve, such that the Company’s capital structure was threatened; (d) the Company was in a much worse position than its competitors due to its inability to raise prices for consumers sufficient to offset cost increases, whereas it competitors were able to raise prices to offset higher costs affecting the industry; and (e) the Company had not made sufficient changes to its business to succeed in the more difficult industry conditions." Mr. Alcaldo further alleges that he purports to represent a class of all persons or entities who acquired the common stock of the Company from May 5, 2008 through September 24, 2008. The complaint seeks unspecified injunctive relief and an unspecified amount of damages. On November 21, 2008, the Defendants filed a Motion to Dismiss and Brief in Support Thereof, asserting that Alcaldo failed to identify any misleading statements, failed to adequately plead scienter against any Defendants, failed to adequately plead loss causation, failed to adequately plead controlling person liability and, as to the omissions that Alcaldo alleged the Defendants did not make, the Defendants alleged that the omissions were, in fact, disclosed. On December 1, 2008, the Company filed a Notice of Suggestion of Bankruptcy.  The Company intends to defend vigorously against the merits of this action. The likelihood of an unfavorable outcome or the amount or range of any possible loss to the Company cannot be determined at this time.

PILGRIM’S PRIDE CORPORATION
December 2 7 , 200 8

On November 13, 2008, Chad Howes filed suit in the U.S. District Court for the Eastern District of Texas, Marshall Division, against the Company and individual defendants Lonnie “Bo” Pilgrim, Lonnie Ken Pilgrim, J. Clinton Rivers, Richard A. Cogdill and Clifford E. Butler. The allegations in the Howes complaint are identical to those in the Acaldo complaint, as are the class allegations and relief sought. The defendants have not yet been served with the Howes complaint.

On December 29, 2008, the Pennsylvania Public Fund Group filed a Motion to Consolidate the Howes case into the Acaldo case, and filed a Motion to be Appointed Lead Plaintiff and for Approval of Lead Plaintiff's Selection of Lead Counsel and Liaison Counsel. Also on that date, the Pilgrim's Investor Group (of which Acaldo is a part) filed a Motion to Consolidate the two cases and a Motion to be Appointed Lead Plaintiff. The Pilgrim's Investor Group has subsequently filed a Notice of Non-Opposition to the Pennsylvania Public Fund Group's Motion for Appointment of Lead Plaintiff. Chad Howes did not seek to be appointed Lead Plaintiff.

The Company recently filed a motion in the Bankruptcy Court to extend the bankruptcy stay to include individual employees and officers named as defendants in cases concerning the Company. The Alcaldo case and the Howes case were included in that motion, which is scheduled to be heard in the Bankruptcy Court on February 10, 2009. No discovery has commenced in either the Alcaldo case or the Howes case, and neither case has been set for trial. The Company intends to defend vigorously against the merits of these actions. The likelihood of an unfavorable outcome or the amount or range of any possible loss to the Company cannot be determined at this time.

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

PILGRIM’S PRIDE CORPORATION
December 2 7 , 200 8

Pilgrim’s Pride Corporation, in the Gainesville Division, Northern District of Georgia, filed on June 6, 2007; Gary Price v. Pilgrim’s Pride Corporation, in the US District Court for the Northern District of Georgia, Atlanta Division, filed on May 21, 2007; Kristin Roebuck et al v. Pilgrim’s Pride Corporation, in the US District Court, Athens, Georgia, Middle District, filed on May 23, 2007; and Elaine Chao v. Pilgrim’s Pride Corporation, in the US District Court, Dallas, Texas, Northern District, filed on August 6, 2007. The plaintiffs generally purport to bring a collective action for unpaid wages, unpaid overtime wages, liquidated damages, costs, attorneys' fees, and declaratory and/or injunctive relief and generally allege that they are not paid for the time it takes to either clear security, walk to their respective workstations, don and doff protective clothing, and/or sanitize clothing and equipment. The presiding judge in the consolidated action in El Dorado issued an initial Case Management order on July 9, 2007. Plaintiffs’ counsel filed a Consolidated Amended Complaint and the parties filed a Joint Rule 26(f) Report. A complete scheduling order has not been issued, and discovery has not yet commenced.  On March 13, 2008, the Court issued an opinion and order finding that plaintiffs and potential class members are similarly situated and conditionally certifying the class for a collective action. On May 14, 2008, the Court issued its order modifying and approving the court-authorized notice for current and former employees to opt into the class. Persons who choose to opt into the class are to do so within 90 days after the date on which the first notice was mailed. The opt-in period is now closed. As of October 2, 2008, approximately 12,605 plaintiffs have opted into the class.

As of the date of this report, the following suits have been filed against Gold Kist, now merged into Pilgrim’s Pride Corporation, which make one or more of the allegations referenced above: Merrell v. Gold Kist, Inc., in the US District Court for the Northern District of Georgia, Gainesville Division, filed on December 21, 2006; Harris v. Gold Kist, Inc., in the US District Court for the Northern District of Georgia, Newnan Division, filed on December 21, 2006; Blanke v. Gold Kist, Inc., in the US District Court for the Southern District of Georgia, Waycross Division, filed on December 21, 2006; Clarke v. Gold Kist, Inc., in the US District Court for the Middle District of Georgia, Athens Division, filed on December 21, 2006; Atchison v. Gold Kist, Inc., in the US District Court for the Northern District of Alabama, Middle Division, filed on October 3, 2006; Carlisle v. Gold Kist, Inc., in the US District Court for the Northern District of Alabama, Middle Division, filed on October 2, 2006; Benbow v. Gold Kist, Inc., in the US District Court for the District of South Carolina, Columbia Division, filed on October 2, 2006; Bonds v. Gold Kist, Inc., in the US District Court for the Northern District of Alabama, Northwestern Division, filed on October 2, 2006. On April 23, 2007, Pilgrim’s filed a Motion to Transfer and Consolidate with the Judicial Panel on Multidistrict Litigation (“JPML”) requesting that all of the pending Gold Kist cases be consolidated into one case. Pilgrim’s Pride withdrew its Motion subject to the Plaintiffs’ counsel’s agreement to consolidate the seven separate actions into the pending Benbow case by dismissing those lawsuits and refiling/consolidating them into the Benbow action. Motions to Dismiss have been filed in all of the pending seven cases, and all of these cases have been formally dismissed. Pursuant to an agreement between the parties, which was approved by Court-order on June 6, 2007, these cases have been consolidated with the Benbow case. On that date, Plaintiffs were authorized to send notice to individuals regarding the pending lawsuits and were instructed that individuals had three months to file consents to opting in as plaintiffs in the consolidated cases. The opt-in period is now closed. To date, there are approximately 3,006 named plaintiffs and opt-in plaintiffs in the

PILGRIM’S PRIDE CORPORATION
December 2 7 , 200 8

consolidated cases. The Company and Plaintiffs have jointly requested the Court to remove 367 opt-in plaintiffs because they do not fall within the class definition. The Court recently ordered that Pilgrim’s can depose and serve written discovery on the named plaintiffs and approximately 10% of the opt-in class. The Company intends to assert a vigorous defense to the litigation. The amount of ultimate liability with respect to any of these cases cannot be determined at this time.

We are subject to various other legal proceedings and claims, which arise in the ordinary course of our business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect our financial condition, results of operations or cash flows.

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risks discussed in our 2008 Annual Report on Form 10-K, including under the heading "Item 1A. Risk Factors", which risks could materially affect the Company’s business, financial condition or future results. These risks are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect the Company's business, financial condition or future results.

ITEM 5.  OTHER INFORMATION

As previously announced, the Company filed voluntary Chapter 11 petitions on December 1, 2008. The Chapter 11 cases are being jointly administered under case number 08-45664. The Company has and intends to continue to post important information about the restructuring, including monthly operating reports and other financial information required by the Bankruptcy Court, on the Company's website www.pilgrimspride.com under the “Investors-Reorganization” caption. The Company intends to use its website as a means of complying with its disclosure obligations under SEC Regulation FD. Information is also available via the Company's restructuring information line at (888) 830-4659.

PILGRIM’S PRIDE CORPORATION
December 2 7 , 200 8

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

PILGRIM’S PRIDE CORPORATION
December 2 7 , 200 8

10.2
Amendment No. 2 to Purchase and Contribution Agreement dated as of September 26, 2008 among Pilgrim's Pride Funding Corporation and Pilgrim's Pride Corporation (incorporated by reference from Exhibit 10.5 to the Company's Current Report on Form 8-K filed on September 29, 2008).

10.3
Limited Duration Waiver of Potential Defaults and Events of Default under Credit Agreement dated October 26, 2008 by and among Pilgrim's Pride Corporation, as borrower, CoBank, ACB, as administrative agent, and the other syndication parties signatory thereto (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 27, 2008).

10.4
Limited Duration Waiver Agreement dated as of October 26, 2008 by and among Pilgrim's Pride Corporation, as borrower, Bank of Montreal, as administrative agent, and certain other bank parties thereto (incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed on October 27, 2008).

10.5
Limited Duration Waiver Agreement dated as of October 26, 2008 by and among Pilgrim's Pride Corporation, Pilgrim's Pride Funding Corporation, BMO Capital Markets Corp., as administrator, and Fairway Finance Company, LLC (incorporated by reference from Exhibit 10.3 to the Company's Current Report on Form 8-K filed on October 27, 2008).

10.6
Form of Change in Control Agreement dated as of October 21, 2008 between the Company and certain of its executive officers (incorporated by reference from Exhibit 10.4 to the Company's Current Report on Form 8-K filed on October 27, 2008). …

10.7
First Amendment to Limited Duration Waiver of Potential Defaults and Events of Default under Credit Agreement dated November 25, 2008 by and among Pilgrim's Pride Corporation, as borrower, CoBank, ACB, as administrative agent, and the other syndication parties signatory thereto (incorporated by reference from Exhibit 10.48 of the Company’s Annual Report on Form 10-K filed on December 11, 2008).

10.8
First Amendment to Limited Duration Waiver Agreement dated as of November 25, 2008 by and among Pilgrim's Pride Corporation, as borrower, Bank of Montreal, as administrative agent, and certain other bank parties thereto (incorporated by reference from Exhibit 10.49 of the Company’s Annual Report on Form 10-K filed on December 11, 2008).

10.9
First Amendment to Limited Duration Waiver Agreement dated as of November 25, 2008 by and among Pilgrim's Pride Corporation, Pilgrim's Pride Funding Corporation, BMO Capital Markets Corp., as administrator, and Fairway Finance Company, LLC (incorporated by reference from Exhibit 10.50 of the Company’s Annual Report on Form 10-K filed on December 11, 2008).

10.10
Waiver Agreement and Second Amendment to Credit Agreement dated November 30, 2008, by and among the Company and certain non-debtor Mexico subsidiaries of the Company, ING Capital LLC, as agent, and the lenders signatory thereto (incorporated by reference from Exhibit 10.51 of the Company’s Annual Report on Form 10-K filed on December 11, 2008).

PILGRIM’S PRIDE CORPORATION
December 2 7 , 200 8

10.11
Amended and Restated Post-Petition Credit Agreement dated December 31, 2008, among the Company, as borrower, certain subsidiaries of the Company, as guarantors, Bank of Montreal, as agent, and the lenders party thereto (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 6, 2009).

10.12
Amended and Restated Employment Agreement dated January 27, 2009, between the Company and Don Jackson (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 30, 2009).

10.13	Separation Agreement dated December 22, 2008, between the Company and Robert A. Wright. * …

10.14	Separation Agreement dated December 24, 2008, between the Company and J. Clinton Rivers.* …

12	Computation of Ratio of Earnings to Fixed Charges.*

31.1	Certification of Co-Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Co-Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Co-Principal Executive Officer of Pilgrim's Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Co-Principal Executive Officer of Pilgrim's Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.3	Certification of Chief Financial Officer of Pilgrim's Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith

… Represents a management contract or compensation plan arrangement

PILGRIM’S PRIDE CORPORATION
December 2 7 , 200 8

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PILGRIM’S PRIDE CORPORATION

/s/ Richard A. Cogdill
Date:	February 5, 2009	Richard A. Cogdill
Chief Financial and Accounting Officer

PILGRIM’S PRIDE CORPORATION
December 2 7 , 200 8

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

PILGRIM’S PRIDE CORPORATION
December 2 7 , 200 8

10.2
Amendment No. 2 to Purchase and Contribution Agreement dated as of September 26, 2008 among Pilgrim's Pride Funding Corporation and Pilgrim's Pride Corporation (incorporated by reference from Exhibit 10.5 to the Company's Current Report on Form 8-K filed on September 29, 2008).

10.3
Limited Duration Waiver of Potential Defaults and Events of Default under Credit Agreement dated October 26, 2008 by and among Pilgrim's Pride Corporation, as borrower, CoBank, ACB, as administrative agent, and the other syndication parties signatory thereto (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 27, 2008).

10.4
Limited Duration Waiver Agreement dated as of October 26, 2008 by and among Pilgrim's Pride Corporation, as borrower, Bank of Montreal, as administrative agent, and certain other bank parties thereto (incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed on October 27, 2008).

10.5
Limited Duration Waiver Agreement dated as of October 26, 2008 by and among Pilgrim's Pride Corporation, Pilgrim's Pride Funding Corporation, BMO Capital Markets Corp., as administrator, and Fairway Finance Company, LLC (incorporated by reference from Exhibit 10.3 to the Company's Current Report on Form 8-K filed on October 27, 2008).

10.6
Form of Change in Control Agreement dated as of October 21, 2008 between the Company and certain of its executive officers (incorporated by reference from Exhibit 10.4 to the Company's Current Report on Form 8-K filed on October 27, 2008). …

10.7
First Amendment to Limited Duration Waiver of Potential Defaults and Events of Default under Credit Agreement dated November 25, 2008 by and among Pilgrim's Pride Corporation, as borrower, CoBank, ACB, as administrative agent, and the other syndication parties signatory thereto (incorporated by reference from Exhibit 10.48 of the Company’s Annual Report on Form 10-K filed on December 11, 2008).

10.8
First Amendment to Limited Duration Waiver Agreement dated as of November 25, 2008 by and among Pilgrim's Pride Corporation, as borrower, Bank of Montreal, as administrative agent, and certain other bank parties thereto (incorporated by reference from Exhibit 10.49 of the Company’s Annual Report on Form 10-K filed on December 11, 2008).

10.9
First Amendment to Limited Duration Waiver Agreement dated as of November 25, 2008 by and among Pilgrim's Pride Corporation, Pilgrim's Pride Funding Corporation, BMO Capital Markets Corp., as administrator, and Fairway Finance Company, LLC (incorporated by reference from Exhibit 10.50 of the Company’s Annual Report on Form 10-K filed on December 11, 2008).

10.10
Waiver Agreement and Second Amendment to Credit Agreement dated November 30, 2008, by and among the Company and certain non-debtor Mexico subsidiaries of the Company, ING Capital LLC, as agent, and the lenders signatory thereto (incorporated by reference from Exhibit 10.51 of the Company’s Annual Report on Form 10-K filed on December 11, 2008).

PILGRIM’S PRIDE CORPORATION
December 2 7 , 200 8

10.11
Amended and Restated Post-Petition Credit Agreement dated December 31, 2008, among the Company, as borrower, certain subsidiaries of the Company, as guarantors, Bank of Montreal, as agent, and the lenders party thereto (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 6, 2009).

10.12
Amended and Restated Employment Agreement dated January 27, 2009, between the Company and Don Jackson (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 30, 2009).

10.13	Separation Agreement dated December 22, 2008, between the Company and Robert A. Wright. * …

10.14	Separation Agreement dated December 24, 2008, between the Company and J. Clinton Rivers.* …

12	Computation of Ratio of Earnings to Fixed Charges.*

31.1	Certification of Co-Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Co-Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Co-Principal Executive Officer of Pilgrim's Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Co-Principal Executive Officer of Pilgrim's Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.3	Certification of Chief Financial Officer of Pilgrim’s Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith

… Represents a management contract or compensation plan arrangement