Form 10-Q
period 2009-05-04
PILGRIMS PRIDE CORP
filed 2009-05-07
CIK 802481

 UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2009

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

Index
Pilgrim's Pride Corporation
March 28, 2009

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer☒ Accelerated Filer  ☐
Non-accelerated Filer☐(Do not check if a smaller reporting company) Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Number of shares outstanding of the issuer’s common stock, as of May 7, 2009, was 74,055,733.

Index
Pilgrim's Pride Corporation
March 28, 2009

INDEX PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
Consolidated Balance Sheets March 28, 2009 and September 27, 2008
Consolidated Statements of Operations Three months and six months ended March 28, 2009 and March 29, 2008
Consolidated Statements of Cash Flows Six months ended March 28, 2009 and March 29, 2008
Notes to Consolidated Financial Statements as of March 28, 2009
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Item 4.	Controls and Procedures

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 5.	Other Information
Item 6.	Exhibits

SIGNATURES
EXHIBIT INDEX

Index
Pilgrim's Pride Corporation
March 28, 2009

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PILGRIM’S PRIDE CORPORATION
DEBTOR AND DEBTOR-IN-POSSESSION
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	March 28, 2009	September 27, 2008
Assets:	(In thousands)
Cash and cash equivalents	$44,956	$61,553
Restricted cash and cash equivalents	6,664	—
Investment in available-for-sale securities	8,126	10,439
Trade accounts and other receivables, less allowance for doubtful accounts	311,471	144,156
Inventories	825,520	1,036,163
Income taxes receivable	22,753	21,656
Current deferred income taxes	67,767	54,312
Prepaid expenses and other current assets	49,595	105,071
Assets held for sale	52,057	17,370

Total current assets	1,388,909	1,450,720

Investment in available-for-sale securities	55,500	55,854
Other assets	85,233	51,768
Identified intangible assets, net	62,271	67,363
Property, plant and equipment, net	1,573,496	1,673,004

	$3,165,409	$3,298,709

Liabilities and stockholders’ equity:
Liabilities not subject to compromise:
Accounts payable	264,456	378,887
Accrued expenses	319,595	448,823
Short-term notes payable	89,792	—
Current maturities of long-term debt	—	1,874,469
Other current liabilities	1,600	10,783

Total current liabilities	675,443	2,712,962

Long-term debt, less current maturities	38,950	67,514
Deferred income taxes	88,558	80,755
Other long-term liabilities	88,540	85,737

Total liabilities not subject to compromise	891,491	2,946,968

Liabilities subject to compromise	2,208,893	—

Common stock	740	740
Additional paid-in capital	646,824	646,922
Accumulated deficit	(604,156)	(317,082)
Accumulated other comprehensive income	21,617	21,161

Total stockholders’ equity	65,025	351,741

	$3,165,409	$3,298,709

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index
Pilgrim's Pride Corporation
March 28, 2009

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES DEBTOR AND DEBTOR-IN-POSSESSION CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	Three Months Ended		Six Months Ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
	(In thousands, except share and per share data)
Net sales	$1,698,102	$2,100,794	$3,575,093	$4,148,147
Cost of sales	1,600,378	2,124,173	3,560,247	4,066,423
Asset impairment	—	12,022	—	12,022

Gross profit (loss)	97,724	(35,401)	14,846	69,702

Selling, general and administrative expenses	77,879	102,559	170,793	206,992
Restructuring items, net	(435)	5,669	1,987	5,669

Total costs and expenses	1,677,822	2,244,423	3,733,027	4,291,106

Operating income (loss)	20,280	(143,629)	(157,934)	(142,959)

Other expense (income):
Interest expense	46,444	33,772	86,012	63,712
Interest income	(2,824)	(446)	(3,355)	(954)
Miscellaneous, net	(2,252)	(1,161)	(3,676)	(4,024)

Total other expense, net	41,368	32,165	78,981	58,734

Loss from continuing operations before reorganization items and income taxes	(21,088)	(175,794)	(236,915)	(201,693)

Reorganization items	35,355	—	48,605	—

Loss from continuing operations before income taxes	(56,443)	(175,794)	(285,520)	(201,693)

Income tax expense (benefit)	2,347	(64,293)	2,625	(57,026)

Loss from continuing operations	(58,790)	(111,501)	(288,145)	(144,667)

Income (loss) from operation of discontinued business, net of tax	25	(850)	599	(13)

Gain on sale of discontinued business, net of tax	—	903	—	903

Net loss	$(58,765)	$(111,448)	$(287,546)	$(143,777)

Income (loss) per common share—basic and diluted:
Continuing operations	$(0.79)	$(1.67)	$(3.89)	$(2.17)
Discontinued business	—	—	0.01	0.01

Net loss	$(0.79)	$(1.67)	$(3.88)	$(2.16)

Dividends declared per common share	$—	$0.0225	$—	$0.0450

Weighted average shares outstanding	74,055,733	66,555,733	74,055,733	66,555,733

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index
Pilgrim's Pride Corporation
March 28, 2009

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES DEBTOR AND DEBTOR-IN-POSSESSION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Six Months Ended
	March 28, 2009	March 29, 2008
	(In thousands)
Cash flows from operating activities:
Net loss	$(287,546)	$(143,777)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	120,671	116,296
Asset impairment	—	12,022
Gain on property disposals	(6,414)	(1,570)
Deferred income tax expense (benefit)	—	(56,082)
Changes in operating assets and liabilities:
Accounts and other receivables	(161,703)	36,879
Inventories	238,313	(154,874)
Prepaid expenses and other current assets	22,373	(33,699)
Accounts payable and accrued expenses	(67,612)	(18,224)
Income taxes receivable, net	(1,924)	(14,723)
Other	(19,158)	11,977

Cash used in operating activities	(163,000)	(245,775)

Cash flows for investing activities:
Acquisitions of property, plant and equipment	(48,359)	(70,216)
Purchases of investment securities	(12,116)	(18,466)
Proceeds from sale or maturity of investment securities	8,797	13,969
Change in restricted cash and cash equivalents	(6,664)	—
Proceeds from property disposals	8,396	18,717

Cash used in investing activities	(49,946)	(55,996)

Cash flows from financing activities:
Proceeds from short-term notes payable	376,117	—
Payments on short-term notes payable	(286,325)	—
Proceeds from long-term debt	830,736	810,516
Payments on long-term debt	(719,599)	(498,932)
Change in outstanding cash management obligations	(3,562)	24,168
Cash dividends paid	—	(2,995)
Other	(123)	—

Cash provided by financing activities	197,244	332,757

Effect of exchange rate changes on cash and cash equivalents	(895)	41

Increase (decrease) in cash and cash equivalents	(16,597)	31,027
Cash and cash equivalents, beginning of period	61,553	66,168

Cash and cash equivalents, end of period	$44,956	$97,195

The accompanying notes are an integral part of these Consolidated Financial Statements.

Index
Pilgrim's Pride Corporation
March 28, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE A—CHAPTER 11 PROCEEDINGS

Chapter 11 Bankruptcy Filings

On December 1, 2008 (the "Petition Date"), Pilgrim’s Pride Corporation and certain of its subsidiaries (collectively, the "Debtors") filed voluntary petitions for reorganization under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division (the "Bankruptcy Court"). The cases are being jointly administered under Case No. 08-45664. The Company’s operations in Mexico and certain operations in the United States (“US”) were not included in the filing (the “Non-filing Subsidiaries”) and will continue to operate outside the Chapter 11 process.

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

The filing of the Chapter 11 petitions constituted an event of default under certain of our debt obligations, and those debt obligations became automatically and immediately due and payable, subject to an automatic stay of any action to collect, assert, or recover a claim against the Company and the application of applicable bankruptcy law. As a result, the accompanying Consolidated Balance Sheet as of September 27, 2008 includes reclassifications of $1,872.1 million to reflect as current certain long-term debt under the Company’s credit facilities that, absent the stay, would have become automatically and immediately due and payable. Because of the bankruptcy petition, most of the Company’s pre-petition long-term debt is included in liabilities subject to compromise at March 28, 2009. The Company classifies pre-petition liabilities subject to compromise as a long-term liability because management does not believe the Company will use existing current assets or create additional current liabilities to fund these obligations.

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

Index
Pilgrim's Pride Corporation
March 28, 2009

On December 2, 2008, the Bankruptcy Court granted interim approval authorizing the Company and certain of its subsidiaries consisting of PPC Transportation Company, PFS Distribution Company, PPC Marketing, Ltd., and Pilgrim's Pride Corporation of West Virginia, Inc. (collectively, the "US Subsidiaries"), and To-Ricos, Ltd. and To-Ricos Distribution, Ltd. (collectively with the US Subsidiaries, the "Subsidiaries") to enter into that certain Post-Petition Credit Agreement (the "Initial DIP Credit Agreement") among the Company, as borrower, the US Subsidiaries, as guarantors, Bank of Montreal, as agent (the "DIP Agent"), and the lenders party thereto. On December 2, 2008, the Company, the US Subsidiaries and the other parties entered into the Initial DIP Credit Agreement, subject to final approval of the Bankruptcy Court. On December 30, 2008, the Bankruptcy Court granted final approval authorizing the Company and the Subsidiaries to enter into an Amended and Restated Post-Petition Credit Agreement dated December 31, 2008 (the "DIP Credit Agreement") among the Company, as borrower, the Subsidiaries, as guarantors, the DIP Agent, and the lenders party thereto.

The DIP Credit Agreement provides for an aggregate commitment of up to $450 million, which permits borrowings on a revolving basis. The commitment includes a $25 million sub-limit for swingline loans and a $20 million sub-limit for standby letters of credit. Outstanding borrowings under the DIP Credit Agreement will bear interest at a per annum rate equal to 8.0% plus the greatest of (i) the prime rate as established by the DIP Agent from time to time, (ii) the average federal funds rate plus 0.5%, or (iii) the LIBOR rate plus 1.0%, payable monthly. The weighted average interest rate for the three and six months ended March 28, 2009 was 11.25% and 11.47%, respectively. The loans under the Initial DIP Credit Agreement were used to repurchase all receivables sold under the Company's Amended and Restated Receivables Purchase Agreement dated September 26, 2008, as amended (the “RPA”). Loans under the DIP Credit Agreement may be used to fund the working capital requirements of the Company and its subsidiaries according to a budget as approved by the required lenders under the DIP Credit Agreement. For additional information on the RPA, see Note G—Trade Accounts and Other Receivables.

Index
Pilgrim's Pride Corporation
March 28, 2009

Actual borrowings by the Company under the DIP Credit Agreement are subject to a borrowing base, which is a formula based on certain eligible inventory and eligible receivables. The borrowing base formula is reduced by (i) pre-petition obligations under the Fourth Amended and Restated Secured Credit Agreement dated as of February 8, 2007, among the Company and certain of its subsidiaries, Bank of Montreal, as administrative agent, and the lenders parties thereto, as amended, (ii) administrative and professional expenses incurred in connection with the bankruptcy proceedings, and (iii) the amount owed by the Company and the Subsidiaries to any person on account of the purchase price of agricultural products or services (including poultry and livestock) if that person is entitled to any grower's or producer's lien or other security arrangement. The borrowing base is also limited to 2.22 times the formula amount of total eligible receivables. The DIP Credit Agreement provides that the Company may not incur capital expenditures in excess of $150 million. The Company must also meet minimum monthly levels of EBITDAR. Under the DIP Credit Agreement, "EBITDAR" means, generally, net income before interest, taxes, depreciation, amortization, writedowns of goodwill and other intangibles, asset impairment charges and other specified costs, charges, losses and gains. The DIP Credit Agreement also provides for certain other covenants, various representations and warranties, and events of default that are customary for transactions of this nature. As of March 28, 2009, the applicable borrowing base was $335.8 million and the amount available for borrowings under the DIP Credit Agreement was $246.0 million. As of May 6, 2009, the applicable borrowing base was $365.7 million, the amount available for borrowings under the DIP Credit Agreement was $322.7 million and outstanding borrowings under the DIP Credit Agreement totaled $43.0 million.

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

Index
Pilgrim's Pride Corporation
March 28, 2009

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

As required by the Bankruptcy Code, the United States Trustee for the Northern District of Texas (the "US Trustee") appointed an official committee of unsecured creditors (the "Creditors’ Committee"). The Creditors’ Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court with respect to the Debtors.  In addition, on April 30, 2009, the Bankruptcy Court ordered the US Trustee to appoint an official committee of equity holders (the "Equity Committee") to represent the interests of Pilgrim's Pride's equity holders in the Debtors' bankruptcy cases. There can be no assurance that the Creditors’ Committee or the Equity Committee will support the Debtors’ positions on matters to be presented to the Bankruptcy Court in the future or on any plan of reorganization, once proposed. Disagreements between the Debtors and the Creditors’ Committee or the Equity Committee could protract the Chapter 11 proceedings, negatively impact the Debtors’ ability to operate and delay the Debtors’ emergence from the Chapter 11 proceedings.

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

Index
Pilgrim's Pride Corporation
March 28, 2009

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

On March 26, 2009, the Bankruptcy Court issued an order extending the period during which the Debtors have the exclusive right to file a plan of reorganization. Pursuant to this order, the Debtors have the exclusive right, through September 30, 2009, to file a plan for reorganization, and if we file a plan by that date, we will have until November 30, 2009 to obtain the necessary acceptances of our plan. We may file one or more motions to request further extensions of these time periods. If the Debtors’ exclusivity period lapses, any party in interest would be able to file a plan of reorganization for any of the Debtors. In addition to being voted on by holders of impaired claims and equity interests, a plan of reorganization must satisfy certain requirements of the Bankruptcy Code and must be approved, or confirmed, by the Bankruptcy Court in order to become effective.

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

Index
Pilgrim's Pride Corporation
March 28, 2009

On February 11, 2009, the Bankruptcy Court issued an order granting the Company's motion to impose certain restrictions on trading in shares of the Company's common stock in order to preserve valuable tax attributes.  This order established notification procedures and certain restrictions on transfers of common stock or options to purchase the common stock of the Company. The trading restrictions apply retroactively to January 17, 2009, the date the motion was filed, to investors beneficially owning at least 4.75% of the outstanding shares of common stock of Pilgrim's Pride Corporation. For these purposes, beneficial ownership of stock is determined in accordance with special US tax rules that, among other things, apply constructive ownership concepts and treat holders acting together as a single holder. In addition, in the future, the Company may request that the Bankruptcy Court impose certain trading restrictions on certain debt of, and claims against, the Company.

Going Concern Matters

The accompanying Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern. However, there is substantial doubt about the Company’s ability to continue as a going concern based on the factors previously discussed. The Consolidated Financial Statements do not include any adjustments related to the recoverability and classification of recorded assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon, among other things, the ability of the Company to return to historic levels of profitability and, in the near term, restructure its obligations in a manner that allows it to obtain confirmation of a plan of reorganization by the Bankruptcy Court.

Management is addressing the Company’s ability to return to profitability by conducting profitability reviews at certain facilities in an effort to reduce inefficiencies and manufacturing costs. In April 2009, the Company reduced headcount by approximately 115 non-production employees and announced the upcoming closure of a processing complex in Dalton, Georgia that will reduce headcount by approximately 280 production employees. During the second quarter of 2009, the Company (1) announced the upcoming closures of processing complexes in Douglas, Georgia; El Dorado, Arkansas; Farmerville, Louisiana and Franconia, Pennsylvania, (2) closed a distribution center in Houston, Texas and (3) reduced or consolidated production at various facilities throughout the US. These actions will ultimately result in a headcount reduction of approximately 3,560 production employees. During the first quarter of 2009, the Company reduced headcount by approximately 265 non-production employees and announced an upcoming reduction in production at its processing complex in Live Oak, Florida that will result in a headcount reduction of approximately 220 production employees. During 2008, the Company closed processing complexes in Bossier City, Louisiana and Clinton, Arkansas and reduced production at its operating complex in El Dorado, Arkansas. These actions resulted in a headcount reduction of approximately 2,300 production employees.

Index
Pilgrim's Pride Corporation
March 28, 2009

On November 7, 2008, the Board of Directors appointed a Chief Restructuring Officer (“CRO”) for the Company. The appointment of a CRO was a requirement included in the waivers received from the Company’s lenders on October 27, 2008. The CRO assists the Company with cost reduction initiatives, restructuring plans development and long-term liquidity improvement. The CRO reports to the Board of Directors of the Company.

In order to emerge from bankruptcy, the Company will need to obtain alternative financing to replace the DIP Credit Agreement and to satisfy the secured claims of its pre-bankruptcy creditors.

Condensed Combined Financial Information of Debtors

The following unaudited condensed combined financial information is presented for the Debtors as of March 28, 2009 or for the six months then ended (in thousands):

Balance Sheet Information:
Current assets	$1,447,889
Identified intangible assets	62,271
Investment in subsidiaries	170,856
Property, plant and equipment, net	1,444,672
Other assets	89,165

Total assets	$3,214,863

Current liabilities	$564,211
Long-term liabilities	340,250

Liabilities not subject to compromise	904,461
Liabilities subject to compromise	2,208,893

Total liabilities	3,113,354
Stockholders’ equity	101,509

Total liabilities and stockholders’ equity	$3,214,863

Statement of Operations Information:
Net sales	$3,249,502
Gross loss	(6,998)
Operating loss	(165,356)
Reorganization items	48,605
Income from equity affiliates	713
Net loss	(287,546)

Statement of Cash Flows Information:
Cash used in operating activities	$(97,613)
Cash used in investing activities	(43,518)
Cash provided by financing activities	122,857

Index
Pilgrim's Pride Corporation
March 28, 2009

NOTE B—BASIS OF PRESENTATION

Consolidated Financial Statements

The accompanying unaudited consolidated financial statements of Pilgrim’s Pride Corporation (referred to herein as “Pilgrim’s,” “the Company,” “we,” “us,” “our” or similar terms) have been prepared in accordance with accounting principles generally accepted in the US for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the US Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the US for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments unless otherwise disclosed) considered necessary for a fair presentation have been included. Operating results for the three and six months ended March 28, 2009 are not necessarily indicative of the results that may be expected for the year ending September 26, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in Pilgrim’s Annual Report on Form 10-K for the year ended September 27, 2008.

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

Index
Pilgrim's Pride Corporation
March 28, 2009

In accordance with accounting principles generally accepted in the United States (“GAAP”), we have applied American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code, in preparing the Consolidated Financial Statements. SOP 90-7 requires that the financial statements, for periods subsequent to the Chapter 11 filing, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred in the bankruptcy proceedings are recorded in reorganization items on the accompanying Consolidated Statements of Operations. In addition, pre-petition obligations that may be impacted by the bankruptcy reorganization process have been classified on the Consolidated Balance Sheet at March 28, 2009 in Liabilities subject to compromise. These liabilities are reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts. For information on the bankruptcy reorganization process, see Note A—Chapter 11 Proceedings.

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

Index
Pilgrim's Pride Corporation
March 28, 2009

Quality of Investments

The Company and certain retirement plans that it sponsors invest in a variety of financial instruments. In response to the continued turbulence in global financial markets, we have analyzed our portfolios of investments and, to the best of our knowledge, none of our investments, including money market funds units, commercial paper and municipal securities, have been downgraded because of this turbulence, and neither we nor any fund in which we participate hold significant amounts of structured investment vehicles, auction rate securities, collateralized debt obligations, credit derivatives, hedge funds investments, fund of funds investments or perpetual preferred securities. Certain postretirement funds in which the Company participates hold significant amounts of mortgage-backed securities. However, none of the mortgages collateralizing these securities are considered subprime.

Recently Adopted Accounting Pronouncements

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

In October 2008, the FASB issued FSP FAS157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarified the application of SFAS No. 157 when the market for a financial asset was not active. FSP FAS157-3 was effective upon issuance, including reporting for prior periods for which financial statements had not been issued. The adoption of FSP FAS157-3 for the Company’s interim reporting period ending on December 27, 2008 did not have a material impact on the Company’s consolidated financial statements.

Index
Pilgrim's Pride Corporation
March 28, 2009

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
Pilgrim's Pride Corporation
March 28, 2009

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

In April 2009, the FASB issued three separate Staff Positions in response to the current economic downturn in the United States. FSP FAS157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS115-2 and FAS124-2, Recognition and Presentation of Other-Than-Temporary Impairments, amends the other-than-temporary impairment guidance in US GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS107-1 and APB28-1, Interim Disclosures about Fair Value of Financial Instruments, amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. The Company will apply the guidance of these Staff Positions in its interim financial reporting period ending on June 27, 2009. The Company does not expect the adoption of these Staff Positions will have a material impact on its financial position, financial performance or cash flows.

Index
Pilgrim's Pride Corporation
March 28, 2009

NOTE C—REORGANIZATION ITEMS

SOP 90-7 requires separate disclosure of reorganization items such as realized gains and losses from the settlement of pre-petition liabilities, provisions for losses resulting from the reorganization and restructuring of the business, as well as professional fees directly related to the process of reorganizing the Debtors under Chapter 11. The Debtors’ reorganization items for the three and six months ended March 28, 2009 consist of the following:

	Three Months Ended March 28, 2009	Six Months Ended March 28, 2009
	(In thousands)
Professional fees directly related to reorganization (a)	$14,716	$20,120
DIP Credit Agreement related expenses	4,500	11,375
Other (b)	16,139	17,110

Total reorganization items	$35,355	$48,605

(a)
Professional fees directly related to the reorganization include post-petition fees associated with advisors to the Debtors, the statutory committee of unsecured creditors and certain secured creditors. Professional fees are estimated by the Debtors and will be reconciled to actual invoices when received.

(b)
Other expenses includes (1) severance, live flock impairment and inventory disposal costs related to the upcoming closures of facilities in Douglas, Georgia; El Dorado, Arkansas; Farmerville, Louisiana and Franconia, Pennsylvania, (2) severance costs related to the closed distribution center in Houston, Texas, the Operations management reduction-in-force action in February 2009 and reduced or consolidated production at various facilities throughout the US and (3) fees associated with the termination of the RPA on December 3, 2008.

Net cash paid for reorganization items for the three and six months ended March 28, 2009 totaled $11.7 million and $19.3 million, respectively. For the three months ended March 28, 2009, this represented payment of professional fees directly related to reorganization totaling $6.7 million, DIP Credit Agreement related expenses totaling $4.5 million and severance payments totaling $0.5 million. For the six months ended March 28, 2009, this represented payment of DIP Credit Agreement related expenses totaling $11.4 million, professional fees directly related to the reorganization totaling $6.7 million, fees associated with the termination of the RPA totaling $0.7 million and severance payments of $0.5 million.

In April 2009, the Company reduced headcount by approximately 115 non-production employees and announced the upcoming closure of a processing complex in Dalton, Georgia that will reduce headcount by approximately 280 production employees.

For additional information on costs related to (1) the upcoming closures of our facilities in Douglas, Georgia; El Dorado, Arkansas; Farmerville, Louisiana and Franconia, Pennsylvania and (2) severance costs related to the closed distribution center in Houston, Texas, the Operations management reduction-in-force action in February 2009 and reduced or consolidated production at various facilities throughout the US, see Note E—Restructuring Activities.

Index
Pilgrim's Pride Corporation
March 28, 2009

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

For a period of time, we continued to generate operating results and cash flows associated with our discontinued turkey business. These activities were transitional in nature. We entered into a short-term co-pack agreement with the acquirer of the discontinued turkey business under which they processed turkeys for sale to our customers through the end of 2008. We had no remaining turkey inventories as of March 28, 2009 and do not expect to recognize additional operating results related to our discontinued turkey business. For the period of time until we have collected funds on the sale of these turkeys and settled liabilities, we will continue to report cash flows associated with our discontinued turkey business, although at a substantially reduced level.

Neither our continued involvement in the distribution and sale of these turkeys or the co-pack agreement conferred upon us the ability to influence the operating and/or financial policies of the turkey business under its new ownership.

No debt was assumed by the acquirer of the discontinued turkey business or required to be repaid as a result of the disposal transaction. We elected to allocate to the discontinued turkey operation other consolidated interest that was not directly attributable to or related to other operations of the Company based on the ratio of net assets to be sold or discontinued to the sum of the total net assets of the Company plus consolidated debt. Interest allocated to the discontinued business in the three and six months ended March 29, 2008 totaled $0.2 million and $0.6 million, respectively. We did not allocate interest to the discontinued business in the three and six months ended March 28, 2009.

Index
Pilgrim's Pride Corporation
March 28, 2009

The following amounts related to our turkey business were segregated from continuing operations and included in the line item Income from operation of discontinued business, net of tax in the Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
	(In thousands)
Net sales (sales deductions)	$—	$10,154	$25,788	$56,012

Income (loss) from operation of discontinued business before income taxes	$40	$(1,366)	$962	$(22)
Income tax expense (benefit)	(15)	(516)	(363)	9

Income (loss) from operation of discontinued business, net of tax	$25	$(850)	$599	$(13)

Gain on sale of discontinued business before income taxes	$—	$1,450	$—	$1,450
Income tax expense	—	547	—	547

Gain on sale of discontinued business, net of tax	$—	$903	$—	$903

The following assets and liabilities related to our turkey business have been segregated and included in Prepaid expenses and other current assets and Other current liabilities, as appropriate, in the consolidated balance sheets as of March 28, 2009 and September 27, 2008.

	March 28, 2009	September 27, 2008
	(In thousands)
Trade accounts and other receivables, less allowance for doubtful accounts	$204	$5,881
Inventories	—	27,638

Current assets of discontinued business	$204	$33,519

Accounts payable	$49	$7,737
Accrued expenses	1,551	3,046

Current liabilities of discontinued business	$1,600	$10,783

Index
Pilgrim's Pride Corporation
March 28, 2009

NOTE E—RESTRUCTURING ACTIVITIES

Through the second quarter of 2009 and in 2008, the Company completed the following restructuring activities:

Second Quarter 2009

•	Announced the upcoming closures of processing complexes in Douglas, Georgia; El Dorado, Arkansas and Franconia, Pennsylvania,
•	Announced the upcoming closure of a processing complex in Farmerville, Louisiana, subject to a potential sale of the complex,
•	Closed a distribution center in Houston, Texas, and
•	Reduced or consolidated production at various facilities throughout the US.

First Quarter 2009

•	Reduced its workforce by approximately 265 non-production employees, including the resignations of the former Chief Executive Officer and former Chief Operating Officer.

Fourth Quarter 2008

•	Closed a processing complex in Clinton, Arkansas,
•	Idled a processing complex in Bossier City, Louisiana, and
•	Closed a distribution center in El Paso, Texas.

Third Quarter 2008

•	Transferred certain operations previously performed at a processing complex in El Dorado, Arkansas to other complexes, and
•	Closed an administrative office building in Duluth, Georgia.

Second Quarter 2008

•	Closed a processing complex in Siler City, North Carolina, and
•	Closed six distribution centers in Pompano Beach, Florida; Plant City, Florida; Oskaloosa, Iowa; Jackson, Mississippi; Cincinnati, Ohio and Nashville, Tennessee.

Index
Pilgrim's Pride Corporation
March 28, 2009

Significant actions that occurred in the second quarter of 2009 were approved by the Bankruptcy Court, when required under the Bankruptcy Code, as part of the Company’s reorganization efforts. These actions began in January 2009 and are expected to be completed in June 2009. Significant actions that occurred from the second quarter of 2008 through the first quarter of 2009 were approved by the Company’s Board of Directors as part of a plan intended to curtail losses amid record-high costs for corn, soybean meal and other feed ingredients and an oversupply of chicken in the US. These actions began in March 2008 and were completed in March 2009. The affected processing complexes and distribution centers employed approximately 6,080 individuals. Virtually all of these production employees, along with the approximately 265 non-production employees mentioned above, were impacted by the restructuring activities.

Results of operations for the three and six months ended March 28, 2009 included restructuring charges totaling $7.5 million and $11.6 million, respectively, related to these actions. All of these restructuring charges, with the exception of certain lease continuation costs, have resulted in cash expenditures or will result in cash expenditures within one year. Results of operations for the three and six months ended March 28, 2009 also included adjustments totaling $3.8 million and $5.1 million, respectively, that reduced the accrued costs. These adjustments included the elimination of accrued severance costs in excess of actual severance costs incurred for several of the 2008 restructuring actions during both the first and second quarters of 2009, the assumption of the Duluth, Georgia lease obligation by an outside party during the second quarter of 2009 and the elimination of accrued other restructuring costs in excess of actual other restructuring costs incurred for several of the 2008 restructuring actions during the second quarter of 2009.

The following table sets forth restructuring activity that occurred during the six months ended March 28, 2009:

	Accrued Lease Obligation	Accrued Severance and Employee Retention	Accrued Other Restructuring Costs	Restructuring- Related Inventory Reserves	Total
	(In thousands)
September 27, 2008	$4,466	$2,694	$5,651	$1,212	$14,023

Accruals	372	3,647	60	—	4,079
Payment	(330)	(4,288)	(705)	(715)	(6,038)
Adjustments	—	(1,269)	—	—	(1,269)

December 27, 2008	4,508	784	5,006	497	10,795

Accruals	—	7,484	—	4,937	12,421
Payment	(98)	(129)	(309)	(285)	(821)
Adjustments	(2,574)	(446)	(790)	(212)	(4,022)

March 28, 2009	$1,836	$7,693	$3,907	$4,937	$18,373

Costs incurred in the second quarter of 2009 are classified as reorganization items. Consistent with the Company's previous practice and because management believes costs incurred in the first quarter of 2009 are related to ceasing production at previously announced facilities and not directly related to the Company's ongoing production, they are classified as a component of operating income (loss) below gross profit.

Index
Pilgrim's Pride Corporation
March 28, 2009

The Company recognized impairment charges totaling $12.0 million during the second quarter of 2008 to reduce the carrying amounts of certain property, plant, equipment and other assets located at or related to facilities closed in 2008 to their estimated fair values. Consistent with our previous practice and because management believes the realization of the carrying amounts of the affected assets was directly related to the Company's production activities, the charges were reported as a component of gross profit (loss).

In April 2009, the Company reduced headcount by approximately 115 non-production employees and announced the upcoming closure of a processing complex in Dalton, Georgia that will reduce headcount by approximately 280 production employees.

We continue to review and evaluate various restructuring and other alternatives to streamline our operations, improve efficiencies and reduce costs. Such initiatives may include selling assets, idling facilities, consolidating operations and functions, relocating or reducing production and voluntary and involuntary employee separation programs. Any such actions may require us to obtain the pre-approval of our lenders under our DIP Credit Agreement and the Bankruptcy Court. In addition, such actions will subject the Company to additional short-term costs, which may include facility shutdown costs, asset impairment charges, lease commitment costs, employee retention and severance costs and other closing costs.

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

Index
Pilgrim's Pride Corporation
March 28, 2009

As of March 28, 2009, the Company held certain items that are required to be measured at fair value on a recurring basis. These included cash equivalents, short-term investments in available-for-sale securities and long-term investments in available-for-sale securities. Cash equivalents, with the exception of one Level 3 fund-of-funds investment, consist of short-term, highly liquid, income-producing investments such as money market funds and other funds that have maturities of 90 days or less which are traded in active markets. Short-term investments in available-for-sale securities consist of short-term, highly liquid, income-producing investments such as municipal debt securities that have maturities of greater than 90 days but less than one year which are traded in active markets. Long-term investments in available-for-sale securities consist of income-producing investments such as municipal debt securities, corporate debt securities and equity securities that have maturities of greater than one year which are traded in active markets.

The following items are measured at fair value on a recurring basis at March 28, 2009:

	Level 1	Level 2	Level 3	Total
	(In thousands)
Cash equivalents	$14,078	$—	$1,004	$15,082
Restricted cash equivalents	6,664	—	—	6,664
Short-term investments in available-for-sale securities	8,126	—	—	8,126
Long-term investments in available-for-sale securities	55,500	—	—	55,500

The following table presents the Company’s activity for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS No. 157 for the three and six months ended March 28, 2009:

	Fund of Funds	Auction Rate Securities	Total
	(In thousands)
Balance at September 27, 2008	$1,197	$2,425	$3,622
Included in other comprehensive income	(210)	—	(210)

Balance at December 27, 2008	$987	$2,425	$3,412
Sale of securities	—	(2,425)	(2,425)
Included in other comprehensive income	17	—	17

Balance at March 28, 2009	1,004	—	1,004

Index
Pilgrim's Pride Corporation
March 28, 2009

NOTE G—TRADE ACCOUNTS AND OTHER RECEIVABLES

Trade accounts and other receivables, less allowance for doubtful accounts, consisted of the following components:

	March 28, 2009	September 27, 2008
	(In thousands)
Trade accounts receivable	$300,534	$135,003
Other receivables	17,437	13,854

Receivables, gross	317,971	148,857
Allowance for doubtful accounts	(6,500)	(4,701)

Receivables, net	$311,471	$144,156

In connection with the Company's Amended and Restated Receivables Purchase Agreement dated September 26, 2008, as amended, the Company sold, on a revolving basis, certain of its trade receivables to a special purpose entity (“SPE”) wholly owned by the Company, which in turn sold a percentage ownership interest to third parties. The SPE was a separate corporate entity and its assets were available first and foremost to satisfy the claims of its creditors. The gross proceeds resulting from the sales were included in cash flows from operating activities in the Consolidated Statements of Cash Flows. On December 3, 2008, the RPA was terminated and all receivables thereunder were repurchased with proceeds of borrowings under the DIP Credit Agreement. The loss recognized on the sold receivables during the six months ended March 28, 2009 was not material.

NOTE H—INVENTORIES

Inventories consisted of the following components:

	March 28, 2009	September 27, 2008
	(In thousands)
Chicken:
Live chicken and hens	$310,847	$385,511
Feed and eggs	211,267	265,959
Finished chicken products	283,586	365,123

Total chicken inventories	805,700	1,016,593

Other products:
Commercial feed, table eggs, retail farm store and other	$17,112	$13,358
Distribution inventories (other than chicken products)	2,708	6,212

Total other products inventories	19,820	19,570

Total inventories	$825,520	$1,036,163

Inventories included a lower-of-cost-or-market allowance of $5.4 million and $26.6 million at March 28, 2009 and September 27, 2008, respectively.

Index
Pilgrim's Pride Corporation
March 28, 2009

NOTE I—IDENTIFIED INTANGIBLE ASSETS

Identified intangible assets, net consisted of the following components:

	Useful Life (Years)	Original Cost	Accumulated Amortization	Carrying Amount
		(In thousands)
March 28, 2009:
Trade names	3–15	$39,271	$(19,248)	$20,023
Customer relationships	13	51,000	(8,827)	42,173
Non-compete agreement	3	300	(225)	75

Total		$90,571	$(28,300)	$62,271

September 27, 2008:
Trade names		$39,271	$(16,168)	$23,103
Customer relationships		51,000	(6,865)	44,135
Non-compete agreement		300	(175)	125

Total		$90,571	$(23,208)	$67,363

We recognized amortization expense of $2.5 million during both the three months ended March 28, 2009 and March 29, 2008. We recognized amortization expense of $5.1 million during both the six months ended March 28, 2009 and March 29, 2008.

We test intangible assets subject to amortization for impairment and estimate their fair values using the same assumptions and techniques we employ on property, plant and equipment. For information on possible future impairment of identified intangible assets carrying amounts, see Note J—Property, Plant and Equipment.

NOTE J—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consisted of the following components:

	March 28, 2009	September 27, 2008
	(In thousands)
Land	$111,085	$111,567
Buildings, machinery and equipment	2,468,902	2,465,608
Autos and trucks	61,149	64,272
Construction-in-progress	55,975	74,307

Property, plant and equipment, gross	2,697,111	2,715,754

Accumulated depreciation	(1,123,615)	(1,042,750)

Property, plant and equipment, net	$1,573,496	$1,673,004

We recognized depreciation expense related to our continuing operations of $55.7 million and $56.4 million during the three months ended March 28, 2009 and March 29, 2008, respectively.

Index
Pilgrim's Pride Corporation
March 28, 2009

We recognized depreciation expense related to our continuing operations of $111.8 million and $108.4 million during the six months ended March 28, 2009 and March 29, 2008, respectively. We also recognized depreciation charges related to our discontinued turkey business of $0.3 million and $0.7 million during the three and six months ended March 29, 2008, respectively. We did not incur depreciation charges related to our discontinued turkey business in the three and six months ended March 28, 2009.

At the present time, the Company’s forecasts indicate that it can recover the carrying value of its operating assets based on the projected cash flows of the operations. A key assumption in management’s forecast is that the Company’s sales volumes will generate historical margins as supply and demand between commodities and chicken and other animal-based proteins become more balanced. However, the exact timing of the return to historical margins is not certain, and if the return to historical margins is delayed, impairment charges could become necessary in the future.

The Company currently classifies certain assets related to its processing complex in Farmerville, Louisiana and its distribution centers in El Paso, Texas and Plant City, Florida as assets held for sale. At March 28, 2009 and September 27, 2008, the Company reported assets held for sale totaling $52.1 million and $17.4 million, respectively, on its Consolidated Balance Sheets. The Company has received an offer to purchase the processing complex in Farmerville, Louisiana for $80.0 million, subject to a price adjustment for associated inventory and other reimbursements.

The Company closed its processing complexes in Bossier City, Louisiana and Clinton, Arkansas in the first quarter of 2009 and announced plans in the second quarter of 2009 to close its processing complexes in Douglas, Georgia; El Dorado, Arkansas, and Franconia, Pennsylvania in the subsequent quarter. Although the Company plans to conduct an auction of each of these assets at this time, management is not certain whether any bids acceptable to the Company will be received or that the Board of Directors would determine that divestiture of these assets is in the best interest of the bankruptcy estate. Management is therefore not certain that it can or will divest of these assets within one year and, accordingly, has not classified them as assets held for sale. The Company continues to depreciate these assets. At March 28, 2009, the carrying amount of these idled assets was $97.6 million based on depreciable value of $149.7 million and accumulated depreciation of $52.1 million.

Management does not believe that the aggregate carrying amount of the assets held for sale or the assets in the process of being idled is significantly impaired at the present time. However, should the carrying amounts of these assets exceed the bids received, if any, in the upcoming auctions, impairment charges could become necessary.

In April 2009, the Company announced the upcoming closure of its processing complex in Dalton, Georgia. The Company will recognize the carrying amount of the property, plant and equipment related to this complex as idled assets during third quarter of 2009.

Index
Pilgrim's Pride Corporation
March 28, 2009

NOTE K—ACCRUED EXPENSES

Accrued expenses not subject to compromise consisted of the following components:

	March 28, 2009	September 27, 2008
	(In thousands)
Compensation and benefits	$114,699	$118,803
Interest and debt maintenance	12,898	35,488
Self insurance	99,656	170,787
Other	92,342	123,745

Total accrued expenses	$319,595	$448,823

For information on accrued restructuring costs, see Note E—Restructuring Activities. For information on accrued expenses subject to compromise, see Note M—Liabilities Subject to Compromise.

NOTE L—SHORT-TERM NOTES PAYABLE AND LONG-TERM DEBT

Short-term notes payable and long-term debt consisted of the following components:

	Maturity	March 28, 2009	September 27, 2008
		(In thousands)
Short-term notes payable:
Post-petition credit facility with notes payable at 8.00% plus the greatest of the facility agent's prime rate, the average federal funds rate plus 0.50%, or LIBOR plus 1.00%	2009	$89,792	$—

Long-term debt:
Senior unsecured notes, at 7 5/8%	2015	$400,000	$400,000
Senior subordinated unsecured notes, at 8 3/8%	2017	250,000	250,000
Secured revolving credit facility with notes payable at LIBOR plus 1.25% to LIBOR plus 2.75%	2013	216,247	181,900
Secured revolving credit facility with notes payable at LIBOR plus 1.65% to LIBOR plus 3.125%	2011	38,950	51,613
Secured revolving/term credit facility with four notes payable at LIBOR plus a spread, one note payable at 7.34% and one note payable at 7.56%	2016	1,126,398	1,035,250
Other	Various	33,861	23,220

Long-term debt		2,065,456	1,941,983
Current maturities of long-term debt		—	(1,874,469)
Long-term debt subject to compromise		(2,026,506)	—

Long-term debt, less current maturities		$38,950	$67,514

Index
Pilgrim's Pride Corporation
March 28, 2009

The filing of the Chapter 11 petitions constituted an event of default under certain of our debt obligations, and those debt obligations became automatically and immediately due and payable, subject to an automatic stay of any action to collect, assert, or recover a claim against the Company and the application of applicable bankruptcy law. As a result, the accompanying Consolidated Balance Sheet as of September 27, 2008 includes reclassifications of $1,872.1 million to reflect as current certain long-term debt under the Company’s credit facilities that, absent the stay, would have become automatically and immediately due and payable. Because of the bankruptcy petition, most of the Company’s pre-petition long-term debt is included in liabilities subject to compromise at March 28, 2009. The Company classifies pre-petition liabilities subject to compromise as a long-term liability because management does not believe the Company will use existing current assets or create additional current liabilities to fund these obligations.

On December 2, 2008, the Bankruptcy Court granted interim approval authorizing the Company and the US Subsidiaries to enter into the Initial DIP Credit Agreement with the DIP Agent and the lenders party thereto. On December 2, 2008, the Company, the US Subsidiaries and the other parties entered into the Initial DIP Credit Agreement, subject to final approval of the Bankruptcy Court. On December 30, 2008, the Bankruptcy Court granted final approval authorizing the Company and the Subsidiaries to enter into the DIP Credit Agreement dated December 31, 2008 among the Company, as borrower, the Subsidiaries, as guarantors, the DIP Agent, and the lenders party thereto.

The DIP Credit Agreement provides for an aggregate commitment of up to $450 million, which permits borrowings on a revolving basis. The commitment includes a $25 million sub-limit for swingline loans and a $20 million sub-limit for standby letters of credit. Outstanding borrowings under the DIP Credit Agreement will bear interest at a per annum rate equal to 8.0% plus the greatest of (i) the prime rate as established by the DIP Agent from time to time, (ii) the average federal funds rate plus 0.5%, or (iii) the LIBOR rate plus 1.0%, payable monthly. The weighted average interest rate for the three and six months ended March 28, 2009 was 11.25% and 11.47%, respectively. The loans under the Initial DIP Credit Agreement were used to repurchase all receivables sold under the Company's RPA. Loans under the DIP Credit Agreement may be used to fund the working capital requirements of the Company and its subsidiaries according to a budget as approved by the required lenders under the DIP Credit Agreement. For additional information on the RPA, see Note G—Trade Accounts and Other Receivables.

Actual borrowings by the Company under the DIP Credit Agreement are subject to a borrowing base, which is a formula based on certain eligible inventory and eligible receivables. The borrowing base formula is reduced by (i) pre-petition obligations under the Fourth Amended and Restated Secured Credit Agreement dated as of February 8, 2007, among the Company and certain of its subsidiaries, Bank of Montreal, as administrative agent, and the lenders parties thereto, as amended, (ii) administrative and professional expenses incurred in connection with the bankruptcy proceedings, and (iii) the amount owed by the Company and the Subsidiaries to any person on account of the purchase price of agricultural products or services (including poultry and livestock) if that person is entitled to any grower's or producer's lien or other security arrangement. The borrowing base is also limited to 2.22 times the formula amount of total eligible receivables. The DIP Credit Agreement provides that the Company may not incur capital

Index
Pilgrim's Pride Corporation
March 28, 2009

expenditures in excess of $150 million. The Company must also meet minimum monthly levels of EBITDAR. Under the DIP Credit Agreement, "EBITDAR" means, generally, net income before interest, taxes, depreciation, amortization, writedowns of goodwill and other intangibles, asset impairment charges and other specified costs, charges, losses and gains. The DIP Credit Agreement also provides for certain other covenants, various representations and warranties, and events of default that are customary for transactions of this nature. As of March 28, 2009, the applicable borrowing base was $335.8 million and the amount available for borrowings under the DIP Credit Agreement was $246.0 million. As of May 6, 2009, the applicable borrowing base was $365.7 million, the amount available for borrowings under the DIP Credit Agreement was $322.7 million and outstanding borrowings under the DIP Credit Agreement totaled $43.0 million.

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

During the first six months of 2009, the Company borrowed $616.7 million and repaid $525.6 million under the secured revolver/term credit agreement expiring in 2016, borrowed $214.1 million and repaid $179.7 million under the secured revolving credit facility expiring in 2013, borrowed $376.1 million and repaid $286.3 million under the DIP Credit Agreement and repaid $14.4 million under other facilities.

On November 30, 2008, certain non-Debtor Mexico subsidiaries of the Company (the "Mexico Subsidiaries") entered into a Waiver Agreement and Second Amendment to Credit Agreement (the "Waiver Agreement") with ING Capital LLC, as agent (the "Mexico Agent"), and the lenders signatory thereto (the "Mexico Lenders"). Under the Waiver Agreement, the Mexico Agent and the Mexico Lenders waived any default or event of default under the Credit Agreement dated as of September 25, 2006, by and among the Company, the Mexico Subsidiaries, the Mexico Agent and the Mexico Lenders, the administrative agent, and the lenders parties thereto (the "ING Credit Agreement"), resulting from the Company's filing of its bankruptcy petition with the Bankruptcy Court. Pursuant to the Waiver Agreement, outstanding amounts under the ING Credit Agreement, which expires in 2011, now bear interest at a rate per annum equal to: the LIBOR Rate, the Base Rate, or the TIIE Rate, as applicable, plus the Applicable Margin (as those terms are defined in the ING Credit Agreement). While the Company is operating in Chapter 11, the Waiver Agreement provides for an Applicable Margin for LIBOR loans, Base Rate loans, and TIIE loans of 6.0%, 4.0%, and 5.8%, respectively. The Waiver Agreement further amended the ING Credit Agreement to require the Company to make a mandatory prepayment of the revolving loans, in an aggregate

Index
Pilgrim's Pride Corporation
March 28, 2009

amount equal to 100% of the net cash proceeds received by any Mexico Subsidiary, as applicable, in excess of thresholds specified in the ING Credit Agreement (i) from the occurrence of certain asset sales by the Mexico Subsidiaries; (ii) from the occurrence of any casualty or other insured damage to, or any taking under power of eminent domain or by condemnation or similar proceedings of, any property or asset of any Mexico Subsidiary; or (iii) from the incurrence of certain indebtedness by a Mexico Subsidiary. Any such mandatory prepayments will permanently reduce the amount of the commitment under the ING Credit Agreement. In connection with the Waiver Agreement, the Mexico Subsidiaries pledged substantially all of their receivables, inventory, and equipment and certain fixed assets. The Mexico Subsidiaries are excluded from the US bankruptcy proceedings.

The filing of the bankruptcy petitions constituted an event of default under the secured credit agreement expiring in 2013 and the secured revolver/term credit agreement expiring in 2016 (together, the “Secured Debt”) as well as the 7 5/8% Senior Notes due 2015, the 8 3/8% Senior Subordinated Notes due 2017 and the 9 1/4% Senior Subordinated Notes due 2013 (together, the “Unsecured Debt”). The aggregate principal amount owed under these credit agreements and notes was approximately $1,999.6 million as of March 28, 2009. As a result of such event of default, all obligations under these agreements became automatically and immediately due and payable, subject to an automatic stay of any action to collect, assert, or recover a claim against the Company and the application of applicable bankruptcy law. As a result of the Company's Chapter 11 filing, after December 1, 2008, the Company accrued interest incurred on the Secured Debt at the default rate, which is two percent above the interest rate otherwise applicable under the associated credit agreements. Although the agreements related to the Unsecured Debt call for the accrual of interest after December 1, 2008 at a default rate that is two percent above the interest rate otherwise applicable under the associated note agreements, the Company has elected to accrue interest incurred on the Unsecured Debt, for accounting purposes, at the interest rate otherwise applicable under the associated note agreements until such time, if any, that the Bankruptcy Court approves the payment of interest or default interest incurred on the Unsecured Debt. Had the Company accrued interest incurred on the Unsecured Debt at the default rate, it would have recognized additional interest expense totaling $3.3 million and $4.4 million in the three and six months ended March 28, 2009.

In June 1999, the Camp County Industrial Development Corporation issued $25 million of variable-rate environmental facilities revenue bonds supported by letters of credit obtained by us under our secured revolving credit facility expiring in 2013. The revenue bonds become due in 2029. Prior to our bankruptcy filing, the proceeds were available for the Company to draw from over the construction period in order to construct new sewage and solid waste disposal facilities at a poultry by-products plant in Camp County, Texas. The original proceeds from the issuance of the revenue bonds continue to be held by the trustee of the bonds until we draw on the proceeds for the construction of the facility. We had not drawn on the proceeds or commenced construction of the facility prior to our bankruptcy filing. The filing of the bankruptcy petitions constituted an event of default under these bonds. As a result of the event of default, the trustee has the right to accelerate all obligations under the bonds such that they become immediately due and payable, subject to an automatic stay of any action to collect, assert, or recover a claim against the Company and the application of applicable bankruptcy law. In December 2008, the

Index
Pilgrim's Pride Corporation
March 28, 2009

holders of the bonds tendered the bonds for remarketing, which was not successful. As a result, the trustee, on behalf of the holders of the bonds, drew upon the letters of credit supporting the bonds. The resulting reimbursement obligation was converted to borrowings under the secured revolving credit facility expiring in 2013 and secured by our domestic chicken inventories. On January 29, 2009, we obtained approval from the Bankruptcy Court to use the original proceeds of the bond offering held by the trustee to repay and cancel the revenue bonds. We received the proceeds of the bond offering from the trustee in March 2009 and immediately repaid and cancelled the revenue bonds.

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

In accordance with SOP 90-7, debt issuance costs should be viewed as valuations of the related debt. When the debt has become an allowed claim and the allowed claim differs from the net carrying amount of the debt, the recorded amount should be adjusted to the amount of the allowed claim (thereby adjusting existing debt issuance costs to the extent necessary to report the debt at this allowed amount). Through May 2, 2009, the Bankruptcy Court had not classified any of the Debtors’ outstanding debt as allowed claims. Therefore, the Company has classified the Debtors’ outstanding debt as Liabilities subject to compromise on the Consolidated Balance Sheet. The Company has not adjusted debt issuance costs, totaling $22.6 million at March 28, 2009, related to the Debtors’ outstanding debt. The Company may be required to expense these amounts or a portion thereof as reorganization items if the Bankruptcy Court ultimately determines that a portion of the debt is subject to compromise.

Index
Pilgrim's Pride Corporation
March 28, 2009

The Debtors have rejected certain pre-petition executory contracts and unexpired leases with respect to the Debtors’ operations with the approval of the Bankruptcy Court and may reject additional ones in the future. Damages resulting from rejection of executory contracts and unexpired leases are generally treated as general unsecured claims and will be classified as liabilities subject to compromise. Holders of pre-petition claims are required to file proofs of claims by the “general bar date” of June 1, 2009. A bar date is the date by which certain claims against the Debtors must be filed if the claimants wish to receive any distribution in the Chapter 11 cases. Creditors were notified of the general bar date and the requirement to file a proof of claim with the Bankruptcy Court. Differences between liability amounts estimated by the Debtors and claims filed by creditors will be investigated and, if necessary, the Bankruptcy Court will make a final determination of the allowable claim. The determination of how liabilities will ultimately be treated cannot be made until the Bankruptcy Court approves a Chapter 11 plan of reorganization. Accordingly, the ultimate amount or treatment of such liabilities is not determinable at this time.

Liabilities subject to compromise consisted of the following:

March 28, 2009
(In thousands)
Accounts payable	$52,697
Accrued expenses	129,689
Secured long-term debt	1,369,511
Unsecured long-term debt	656,996

Total liabilities subject to compromise	$2,208,893

Liabilities subject to compromise includes trade accounts payable related to pre-petition purchases, all of which were not paid. As a result, the Company’s cash flows from operations were favorably affected by the stay of payment related to these accounts payable.

NOTE N—INCOME TAXES

The Company recorded income tax expense of $2.6 million, a (1%) effective tax rate, for the six months ended March 28, 2009, compared to an income tax benefit of $57.0 million, a 28% effective tax rate, for the six months ended March 29, 2008. The income tax benefit decreased from the prior year as a result of the Company's decision to record a valuation allowance against net deferred tax assets, including net operating losses and credit carryforwards, in the US and Mexico.

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

Index
Pilgrim's Pride Corporation
March 28, 2009

With few exceptions, the Company is no longer subject to US federal, state or local income tax examinations for years prior to 2003 and is no longer subject to Mexico income tax examination for years prior to 2005. We are currently under audit by the Internal Revenue Service for the tax years 2003 through 2006. While we expect certain claims made by US federal, state or local taxing authorities will be allowed, it is not practicable at this time to estimate the amount of significant payments, if any, to be made within the next 12 months.

NOTE O—COMPREHENSIVE LOSS

Components of comprehensive loss include:

	Three Months Ended		Six Months Ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
	(In thousands)
Net loss	$(58,765)	$(111,448)	$(287,546)	$(143,777)
Unrealized gain (loss) on securities, net of income tax impact	280	(518)	457	(686)

Comprehensive loss	$(58,485)	$(111,966)	$(287,089)	$(144,463)

Unrealized gain (loss) on securities is presented net of deferred income tax liability of approximately $149,000 and $245,000 for the three and six months ended March 28, 2009, respectively and net of deferred income tax benefit of approximately $281,000 and $373,000 for the three and six months ended March 29, 2008, respectively.

NOTE P—DERIVATIVE FINANCIAL INSTRUMENTS

In October 2008, the Company suspended the use of derivative financial instruments in response to its current financial condition. We immediately settled all outstanding derivative financial instruments and recognized losses in the first quarter of 2009 totaling $21.4 million that were recorded through cost of sales.

Index
Pilgrim's Pride Corporation
March 28, 2009

NOTE Q—RELATED PARTY TRANSACTIONS

Lonnie “Bo” Pilgrim, the Senior Chairman, and certain entities related to Mr. Pilgrim are, collectively, the major stockholder of the Company (the “major stockholder”).

Cash transactions with the major stockholder or related entities are summarized below.

	Three Months Ended		Six Months Ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
	(In thousands)
Loan guaranty fees	$—	$1,165	$1,473	$2,127
Contract grower pay	$303	$260	$482	$520
Lease payments on commercial egg property	$187	$188	$375	$375
Other sales to major stockholder	$141	$190	$341	$353
Lease payments and operating expenses on airplane	$—	$123	$68	$235

Pilgrim Interests, Ltd., an entity related to Lonnie “Bo” Pilgrim, guarantees a portion of the Company's debt obligations. In consideration of such guarantees, the Company has paid Pilgrim Interests, Ltd. a quarterly fee equal to 0.25% of one-half of the average aggregate outstanding balance of such guaranteed debt. Pursuant to the terms of the DIP Credit Agreement, the Company may no longer pay any loan guarantee fees without the consent of the lenders party thereto. At March 28, 2009, the Company had classified accrued loan guaranty fees totaling $3.5 million as Liabilities subject to compromise.

The Company leased an airplane from its major stockholder under an operating lease agreement that was renewable annually. On November 18, 2008, we cancelled this aircraft lease.

Index
Pilgrim's Pride Corporation
March 28, 2009

NOTE R—COMMITMENTS AND CONTINGENCIES

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

At March 28, 2009, the Company was party to outstanding standby letters of credit totaling $68.8 million that affected the amount of funds available for borrowing under the secured revolving credit facility expiring in 2013. At the same date, the Company was not a party to any outstanding letters of credit that would have affected the amount of funds available for borrowing under the DIP Credit Agreement.

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
Pilgrim's Pride Corporation
March 28, 2009

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

Index
Pilgrim's Pride Corporation
March 28, 2009

NOTE S—BUSINESS SEGMENTS

Subsequent to the sale of our turkey operations, we operate in two reportable business segments as (1) a producer and seller of chicken products and (2) a seller of other products. The following table presents certain information regarding our segments:

	Three Months Ended		Six Months Ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
	(In thousands)
Net sales to customers:
Chicken:
United States	$1,476,292	$1,722,967	$3,063,257	$3,451,109
Mexico	109,066	127,312	245,117	248,310

Total chicken	1,585,358	1,850,279	3,308,374	3,699,419

Other Products:
United States	105,583	243,907	250,367	434,296
Mexico	7,161	6,608	16,352	14,432

Total other products	112,744	250,515	266,719	448,728

	$1,698,102	$2,100,794	$3,575,093	$4,148,147
Operating income (loss):
Chicken:
United States	$10,929	$(156,562)	$(167,707)	$(175,656)
Mexico	11,804	(3,720)	3,854	(7,812)

Total chicken	22,733	(160,282)	(163,853)	(183,468)

Other products:
United States	(4,739)	33,464	4,174	56,235
Mexico	1,851	880	3,732	1,965

Total other products	(2,888)	34,344	7,906	58,200

Asset impairment	—	(12,022)	—	(12,022)
Restructuring items, net	435	(5,669)	(1,987)	(5,669)

	$20,280	$(143,629)	$(157,934)	$(142,959)
Depreciation and amortization(a)(b)(c)
Chicken:
United States	$54,349	$53,875	$107,958	$104,332
Mexico	2,387	2,618	4,824	5,244

Total chicken	56,736	56,493	112,782	109,576

Other products:
United States	3,722	3,501	7,776	5,900
Mexico	55	63	113	125

Total other products	3,777	3,564	7,889	6,025

	$60,513	$60,057	$120,671	$115,601

Index
Pilgrim's Pride Corporation
March 28, 2009

(a)
Includes amortization of capitalized financing costs of $1.8 million, $1.1 million, $3.3 million and $2.1 million recognized in the second quarter of 2009, the second quarter of 2008, the first six months of 2009 and the first six months of 2008, respectively.

(b)
Includes amortization of intangible assets of $2.5 million, $2.5 million, $5.1 million and $5.1 million recognized in the second quarter of 2009, the second quarter of 2008, the first six months of 2009 and the first six months of 2008, respectively.

(c)	Excludes depreciation costs incurred by our discontinued turkey business of $0.3 million and $0.7 million during the three and six months ended March 29, 2008, respectively.

Index
Pilgrim's Pride Corporation
March 28, 2009

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

Executive Summary

The Company continued to face an extremely challenging business environment in the second quarter of 2009. We reported a net loss of $58.8 million, or $0.79 per common share, for the quarter, which included a positive gross margin of $97.7 million, and a net loss of $287.5 million, or $3.88 per common share, for the first six months of 2009, which included a positive gross margin of $14.8 million. As of March 28, 2009, the Company’s accumulated deficit aggregated $604.1 million. During the first six months of 2009, the Company used $93.8 million of cash in operations. At March 28, 2009, we had cash and cash equivalents totaling $45.0 million. In addition, the Company incurred reorganization costs of $35.4 million in the second quarter of 2009 and $48.6 million in the first six months of 2009. These costs included (i) financing fees associated with the Amended and Restated Post-Petition Credit Agreement (the "DIP Credit Agreement") among the Company, as borrower, the Subsidiaries, as guarantors, the DIP Agent, and the lenders party thereto, (ii) professional fees charged for post-petition reorganization services and (iii) fees related to the termination of the Company’s Amended and Restated Receivables Purchase Agreement dated September 26, 2008, as amended (the “RPA”).

Index
Pilgrim's Pride Corporation
March 28, 2009

Market prices for feed ingredients decreased in the first six months of 2009 after reaching unprecedented levels in the last half of 2008. Market prices for feed ingredients remain volatile, however, and there can be no assurance that they will not increase materially. Pursuant to a covenant in the DIP Credit Agreement, we agreed that we would not enter into any hedging arrangements or other derivative financial instruments without the prior written approval of lenders holding more than 50% of the commitments under the DIP Credit Agreement, except for commodity derivative instruments entered into at the request or direction of a customer, and in any case, only with financial institutions in connection with bona fide activities in the ordinary course of business and not for speculative purposes.

The following table compares the highest and lowest prices reached on nearby futures for one bushel of corn and one ton of soybean meal during the past four years, for each quarter in 2008 and for the second and first quarters of 2009:

	Corn		Soybean Meal
	Highest Price	Lowest Price	Highest Price	Lowest Price
2009:
Second Quarter	$4.28	$3.38	$326.00	$264.80
First Quarter	5.24	2.90	302.00	237.00
2008:
Fourth Quarter	7.50	4.86	455.50	312.00
Third Quarter	7.63	5.58	427.90	302.50
Second Quarter	5.70	4.49	384.50	302.00
First Quarter	4.57	3.35	341.50	254.10
2007	4.37	2.62	286.50	160.20
2006	2.68	1.86	204.50	155.80
2005	2.63	1.91	238.00	146.60

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

Index
Pilgrim's Pride Corporation
March 28, 2009

We continue to review and evaluate various restructuring and other alternatives to streamline our operations, improve efficiencies and reduce costs. Such initiatives may include selling assets, idling facilities, consolidating operations and functions, relocating or reducing production and voluntary and involuntary employee separation programs. Any such actions may require us to obtain the pre-approval of our lenders under our DIP Credit Agreement and the Bankruptcy Court. In addition, such actions will subject the Company to additional short-term costs, which may include facility shutdown costs, asset impairment charges, lease commitment costs, employee retention and severance costs and other closing costs. Certain of these restructuring activities will result in reduced capacities and sales volumes and may have a disproportionate impact on our income relative to the cost savings.

On January 27, 2009, the Bankruptcy Court approved the employment agreement between the Company and Don Jackson. Dr. Jackson now serves as the Company's President and Chief Executive Officer and as a member of the Company’s Board of Directors. In connection with his appointment, on January 27, 2009, Dr. Jackson was granted an equity award of 3,085,656 shares of the Company's common stock, which are subject to vesting requirements, and a sign-on bonus of $3,000,000, which may be subject to repayment, each as provided in his employment agreement.

Chapter 11 Bankruptcy Filings

On December 1, 2008 (the "Petition Date"), Pilgrim’s Pride Corporation and certain of its subsidiaries (collectively, the "Debtors") filed voluntary petitions for reorganization under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division (the "Bankruptcy Court"). The cases are being jointly administered under Case No. 08-45664. The Company’s operations in Mexico and certain operations in the US were not included in the filing (the “Non-filing Subsidiaries”) and will continue to operate outside of the Chapter 11 process.

Effective December 1, 2008, the New York Stock Exchange delisted our common stock as a result of the Company's filing of its Chapter 11 petitions. Our common stock is now quoted on the Pink Sheets Electronic Quotation Service under the ticker symbol "PGPDQ.PK."

The filing of the Chapter 11 petitions constituted an event of default under certain of our debt obligations, and those debt obligations became automatically and immediately due and payable, subject to an automatic stay of any action to collect, assert, or recover a claim against the Company and the application of applicable bankruptcy law. As a result, the accompanying Consolidated Balance Sheet as of September 27, 2008 includes reclassifications of $1,872.1 million to reflect as current certain long-term debt under the Company’s credit facilities that, absent the stay, would have become automatically and immediately due and payable. Because of the bankruptcy petition, most of the Company’s pre-petition long-term debt is included in liabilities subject to compromise at March 28, 2009. The Company classifies pre-petition liabilities subject to compromise as a long-term liability because management does not believe the Company will use existing current assets or create additional current liabilities to fund these obligations.

Index
Pilgrim's Pride Corporation
March 28, 2009

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

On December 2, 2008, the Bankruptcy Court granted interim approval authorizing the Company and certain of its subsidiaries consisting of PPC Transportation Company, PFS Distribution Company, PPC Marketing, Ltd., and Pilgrim's Pride Corporation of West Virginia, Inc. (collectively, the "US Subsidiaries"), and To-Ricos, Ltd. and To-Ricos Distribution, Ltd. (collectively with the US Subsidiaries, the "Subsidiaries") to enter into a Post-Petition Credit Agreement (the "Initial DIP Credit Agreement") among the Company, as borrower, the US Subsidiaries, as guarantors, Bank of Montreal, as agent, and the lenders party thereto. On December 2, 2008, the Company, the US Subsidiaries and the other parties entered into the Initial DIP Credit Agreement, subject to final approval of the Bankruptcy Court. On December 30, 2008, the Bankruptcy Court granted final approval authorizing the Company and the Subsidiaries to enter into the DIP Credit Agreement dated December 31, 2008.

The DIP Credit Agreement provides for an aggregate commitment of up to $450 million, which permits borrowings on a revolving basis. The commitment includes a $25 million sub-limit for swingline loans and a $20 million sub-limit for standby letters of credit. Outstanding borrowings under the DIP Credit Agreement will bear interest at a per annum rate equal to 8.0% plus the greatest of (i) the prime rate as established by the DIP Agent from time to time, (ii) the average federal funds rate plus 0.5%, or (iii) the LIBOR rate plus 1.0%, payable monthly. The weighted average interest rate for the three and six months ended March 28, 2009 was 11.25% and 11.47%, respectively. The loans under the Initial DIP Credit Agreement were used to repurchase all receivables sold under the Company's RPA. Loans under the DIP Credit Agreement may be used to fund the working capital requirements of the Company and its subsidiaries according to a budget as approved by the required lenders under the DIP Credit Agreement. For additional information on the RPA, see "Liquidity and Capital Resources."

Actual borrowings by the Company under the DIP Credit Agreement are subject to a borrowing base, which is a formula based on certain eligible inventory and eligible receivables. The borrowing base formula is reduced by (i) pre-petition obligations under the Fourth Amended and Restated Secured Credit Agreement dated as of February 8, 2007, among the Company and certain of its subsidiaries, Bank of Montreal, as administrative agent, and the lenders parties thereto, as amended, (ii) administrative and professional expenses incurred in connection with the bankruptcy proceedings, and (iii) the amount owed by the Company and the Subsidiaries to any person on account of the purchase price of agricultural products or services (including poultry and livestock) if that person is entitled to any grower's or producer's lien or other security arrangement. The borrowing base is also limited to 2.22 times the formula amount of total eligible receivables. The DIP Credit Agreement provides that the Company may not incur capital expenditures in excess of $150 million. The Company must also meet minimum monthly levels of EBITDAR. Under the DIP Credit Agreement, "EBITDAR" means, generally, net income before interest, taxes,

Index
Pilgrim's Pride Corporation
March 28, 2009

depreciation, amortization, writedowns of goodwill and other intangibles, asset impairment charges and other specified costs, charges, losses and gains. The DIP Credit Agreement also provides for certain other covenants, various representations and warranties, and events of default that are customary for transactions of this nature. As of March 28, 2009, the applicable borrowing base was $335.8 million and the amount available for borrowings under the DIP Credit Agreement was $246.0 million. As of May 6, 2009, the applicable borrowing base was $365.7 million, the amount available for borrowings under the DIP Credit Agreement was $322.7 million and outstanding borrowings under the DIP Credit Agreement totaled $43.0 million.

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

For additional information on the DIP Credit Agreement, see "Liquidity and Capital Resources."

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

Index
Pilgrim's Pride Corporation
March 28, 2009

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

As required by the Bankruptcy Code, the United States Trustee for the Northern District of Texas (the "US Trustee") appointed an official committee of unsecured creditors (the "Creditors’ Committee"). The Creditors’ Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court with respect to the Debtors. In addition, on April 30, 2009, the Bankruptcy Court ordered the US Trustee to appoint an official committee of equity holders (the "Equity Committee") to represent the interests of Pilgrim's Pride's equity holders in the Debtors' bankruptcy cases. There can be no assurance that the Creditors’ Committee or the Equity Committee will support the Debtors’ positions on matters to be presented to the Bankruptcy Court in the future or on any plan of reorganization, once proposed. Disagreements between the Debtors and the Creditors’ Committee or the Equity Committee could protract the Chapter 11 proceedings, negatively impact the Debtors’ ability to operate and delay the Debtors’ emergence from the Chapter 11 proceedings.

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

Index
Pilgrim's Pride Corporation
March 28, 2009

On March 26, 2009, the Bankruptcy Court issued an order extending the period during which the Debtors have the exclusive right to file a plan of reorganization. Pursuant to this order, the Debtors have the exclusive right, through September 30, 2009, to file a plan for reorganization, and if we file a plan by that date, we will have until November 30, 2009 to obtain the necessary acceptances of our plan. We may file one or more motions to request further extensions of these time periods. If the Debtors’ exclusivity period lapses, any party in interest would be able to file a plan of reorganization for any of the Debtors. In addition to being voted on by holders of impaired claims and equity interests, a plan of reorganization must satisfy certain requirements of the Bankruptcy Code and must be approved, or confirmed, by the Bankruptcy Court in order to become effective.

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

Index
Pilgrim's Pride Corporation
March 28, 2009

On February 11, 2009, the Bankruptcy Court issued an order granting the Company's motion to impose certain restrictions on trading in shares of the Company's common stock in order to preserve valuable tax attributes.  This order established notification procedures and certain restrictions on transfers of common stock or options to purchase the common stock of the Company. The trading restrictions apply retroactively to January 17, 2009, the date the motion was filed, to investors beneficially owning at least 4.75% of the outstanding shares of common stock of Pilgrim's Pride Corporation. For these purposes, beneficial ownership of stock is determined in accordance with special US tax rules that, among other things, apply constructive ownership concepts and treat holders acting together as a single holder. In addition, in the future, the Company may request that the Bankruptcy Court impose certain trading restrictions on certain debt of, and claims against, the Company.

Going Concern Matters

The accompanying Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern. However, there is substantial doubt about the Company’s ability to continue as a going concern based on the factors previously discussed. The Consolidated Financial Statements do not include any adjustments related to the recoverability and classification of recorded assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon, among other things, the ability of the Company to return to historic levels of profitability and, in the near term, restructure its obligations in a manner that allows it to obtain confirmation of a plan of reorganization by the Bankruptcy Court.

Management is addressing the Company’s ability to return to profitability by conducting profitability reviews at certain facilities in an effort to reduce inefficiencies and manufacturing costs. In April 2009, the Company reduced headcount by approximately 115 non-production employees and announced the upcoming closure of a processing complex in Dalton, Georgia that will reduce headcount by approximately 280 production employees. During the second quarter of 2009, the Company (1) announced the upcoming closures of processing complexes in Douglas, Georgia; El Dorado, Arkansas; Farmerville, Louisiana and Franconia, Pennsylvania, (2) closed a distribution center in Houston, Texas and (3) reduced or consolidated production at various facilities throughout the US. These actions will ultimately result in a headcount reduction of approximately 4,450 production employees. During the first quarter of 2009, the Company reduced headcount by approximately 265 non-production employees and announced an upcoming reduction in production at its processing complex in Live Oak, Florida that will result in a headcount reduction of approximately 220 production employees. During 2008, the Company closed processing complexes in Bossier City, Louisiana and Clinton, Arkansas and reduced production at its operating complex in El Dorado, Arkansas. These actions resulted in a headcount reduction of approximately 2,300 production employees.

Index
Pilgrim's Pride Corporation
March 28, 2009

On November 7, 2008, the Board of Directors appointed a Chief Restructuring Officer (“CRO”) for the Company. The appointment of a CRO was a requirement included in the waivers received from the Company’s lenders on October 27, 2008. The CRO assists the Company with cost reduction initiatives, restructuring plans development and long-term liquidity improvement. The CRO reports to the Board of Directors of the Company.

In order to emerge from bankruptcy, the Company will need to obtain alternative financing to replace the DIP Credit Agreement and to satisfy the secured claims of its pre-bankruptcy creditors.

Index
Pilgrim's Pride Corporation
March 28, 2009

Business Segments

Subsequent to the sale of our turkey operations, we operate in two reportable business segments as (1) a producer and seller of chicken products and (2) a seller of other products. The following table presents certain information regarding our segments:

	Three Months Ended		Six Months Ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
	(In thousands)
Net sales to customers:
Chicken:
United States	$1,476,292	$1,722,967	$3,063,257	$3,451,109
Mexico	109,066	127,312	245,117	248,310

Total chicken	1,585,358	1,850,279	3,308,374	3,699,419

Other Products:
United States	105,583	243,907	250,367	434,296
Mexico	7,161	6,608	16,352	14,432

Total other products	112,744	250,515	266,719	448,728

	$1,698,102	$2,100,794	$3,575,093	$4,148,147
Operating income (loss):
Chicken:
United States	$10,929	$(156,562)	$(167,707)	$(175,656)
Mexico	11,804	(3,720)	3,854	(7,812)

Total chicken	22,733	(160,282)	(163,853)	(183,468)

Other products:
United States	(4,739)	33,464	4,174	56,235
Mexico	1,851	880	3,732	1,965

Total other products	(2,888)	34,344	7,906	58,200

Asset impairment	—	(12,022)	—	(12,022)
Restructuring items, net	435	(5,669)	(1,987)	(5,669)

	$20,280	$(143,629)	$(157,934)	$(142,959)
Depreciation and amortization(a)(b)(c)
Chicken:
United States	$54,349	$53,875	$107,958	$104,332
Mexico	2,387	2,618	4,824	5,244

Total chicken	56,736	56,493	112,782	109,576

Other products:
United States	3,722	3,501	7,776	5,900
Mexico	55	63	113	125

Total other products	3,777	3,564	7,889	6,025

	$60,513	$60,057	$120,671	$115,601

Index
Pilgrim's Pride Corporation
March 28, 2009

(a)
Includes amortization of capitalized financing costs of $1.8 million, $1.1 million, $3.3 million and $2.1 million recognized in the second quarter of 2009, the second quarter of 2008, the first six months of 2009 and the first six months of 2008, respectively.

(b)
Includes amortization of intangible assets of $2.5 million, $2.5 million, $5.1 million and $5.1 million recognized in the second quarter of 2009, the second quarter of 2008, the first six months of 2009 and the first six months of 2008, respectively.

(c)	Excludes depreciation costs incurred by our discontinued turkey business of $0.3 million and $0.7 million during the three and six months ended March 29, 2008, respectively.

The following table presents certain items as a percentage of net sales for the periods indicated:

	Percentage of Net Sales
	Three Months Ended				Six Months Ended
	March 28, 2009		March 29, 2008		March 28, 2009		March 29, 2008

Net sales	100.0%		100.0%		100.0%		100.0%
Cost of sales	94.2%		101.1%		99.6%		98.0%
Asset impairment	—%		0.6%		—%		0.3%
Gross profit (loss)	5.8%		(1.7	) %	0.4%		1.7%
Selling, general and administrative (“SG&A”) expenses	4.6%		4.9%		4.8%		5.0%
Restructuring charges, net	—%		0.2%		—%		0.1%
Operating income (loss)	1.2%		(6.8	) %	(4.4	) %	(3.4	) %
Interest expense	2.7%		1.6%		2.4%		1.5%
Reorganization items	2.1%		—%		1.4%		—%
Loss from continuing operations before income taxes	(3.3	) %	(8.4	) %	(8.0	) %	(4.9	) %
Loss from continuing operations	(3.5	) %	(5.3	) %	(8.1	) %	(3.5	) %
Net loss	(3.5	) %	(5.3	) %	(8.0	) %	(3.5	) %

Index
Pilgrim's Pride Corporation
March 28, 2009

Results of Operations

Second Quarter 2009 Compared to Second Quarter 2008

Net sales.  Net sales for the second quarter of 2009 decreased $402.7 million, or 19.2%, from the second quarter of 2008. The following table provides net sales information:

		Change from Second Quarter 2008
	Second
Source	Quarter 2009	Amount	Percent
	(In thousands, except percent data)
Chicken:
United States	$1,476,292	$(246,675)	(14.3	) %	(a)
Mexico	109,066	(18,246)	(14.3	) %	(b)

Total chicken	1,585,358	(264,921)	(14.3	) %

Other products:
United States	105,583	(138,324)	(56.7	) %	(c)
Mexico	7,161	553	8.4%

Total other products	112,744	(137,771)	(55.0	) %

Total net sales	$1,698,102	$(402,692)	(19.2	) %

(a)
US chicken sales generated in the second quarter of 2009 decreased 14.3% from US chicken sales generated in the second quarter of 2008. Sales volume decreased 14.6% primarily because of previously announced production cutbacks. Net revenue per pound sold increased 0.3% from the prior year primarily because of increased sales prices on a majority of product lines.

(b)
Mexico chicken sales generated in the second quarter of 2009 decreased 14.3% from Mexico chicken sales generated in the second quarter of 2008. Sales volume decreased 12.5% from the prior year and net revenue per pound sold decreased 2.1% from the prior year primarily because of decreased sales of live chicken.

(c)
US sales of other products generated in the second quarter of 2009 decreased 56.7% from US sales of other products generated in the second quarter of 2008 mainly as the result of reduced sales volumes on commercial eggs and protein conversion products partially offset by increased sales prices on protein conversion products. The decrease in protein conversion products sales volumes resulted primarily from the ongoing impact of a fire suffered by one of Company’s protein conversion facilities in late 2008. Protein conversion is the process of converting poultry byproducts into raw materials for grease, animal feed, biodiesel and feed-stock for the chemical industry.

Index
Pilgrim's Pride Corporation
March 28, 2009

Gross profit (loss).  Gross profit (loss) results increased by $133.1 million, or 376.0%, from gross loss of $35.4 million incurred in the second quarter of 2008 to gross profit of $97.7 million incurred in the second quarter of 2009. The following table provides gross profit (loss) information.

		Change from			Percent of Net Sales
	Second	Second Quarter 2008			Second	Second
	Quarter				Quarter	Quarter
Components	2009	Amount	Percent		2009	2008
	(In thousands, except percent data)

Net sales	$1,698,102	$(402,692)	(19.2	) %	100.0%	100.0%
Cost of sales	1,600,378	(523,795)	(24.7	) %	94.2%	101.1%		(a)
Asset impairment	—	(12,022)	(100.0	) %	—%	0.6%		(b)

Gross profit	$97,724	$133,125	376.0%		5.8%	(1.7	) %	(c)

(a)
Cost of sales incurred by the US operations during the second quarter of 2009 decreased $492.2 million from cost of sales incurred by the US operations during the second quarter of 2008. This decrease occurred because of production cutbacks, decreased feed ingredient purchases and decreased feed ingredient prices during the quarter. Cost of sales incurred by the Mexico operations during the second quarter of 2009 decreased $31.6 million from cost of sales incurred by the Mexico operations during the second quarter of 2008 primarily because of decreased net sales and decreased feed ingredient costs.

(b)	The Company incurred charges totaling $12.0 million, composed of inventory and property, plant and equipment impairment costs, related to restructuring actions taken in the second quarter of 2008.

(c)
Gross profit as a percent of net sales generated in the second quarter of 2009 increased 7.5 percentage points from gross profit as a percent of sales generated in the second quarter of 2008 primarily because of production cutbacks and decreased feed ingredient costs during the quarter.

Operating income (loss).  Operating income (loss) results increased by $163.9 million, or 114.1%, from an operating loss of $143.6 million generated for the second quarter of 2008 to operating income of $20.3 million incurred in the second quarter of 2009. The following tables provide operating income (loss) information.

		Change from Second Quarter 2008
	Second
Source	Quarter 2009	Amount	Percent
	(In thousands, except percent data)
Chicken:
United States	$10,929	$167,491	107.0%
Mexico	11,804	15,524	417.3%

Total chicken	22,733	183,015	114.2%

Other products:
United States	(4,739)	(38,203)	(114.2	) %
Mexico	1,851	971	110.3%

Total other products	(2,888)	(37,232)	(108.4	) %

Asset impairment	—	12,022	100.0%
Restructuring items, net	435	6,104	107.7%

Total operating loss	$20,280	$163,909	114.1%

Index
Pilgrim's Pride Corporation
March 28, 2009

Income taxes.  The Company recorded income tax expense of $2.3 million for the three months ended March 28, 2009, compared to an income tax benefit of $64.3 million for the three months ended March 29, 2008. The income tax benefit decreased over prior year as a result of the Company's decision to record a valuation allowance against net deferred tax assets, including net operating losses and credit carryforwards, in the US and Mexico.

Loss from operation of discontinued business.  The Company generated income from the operation of its discontinued turkey business of $40,000 ($25,000, net of tax) in the second quarter of 2009 compared to a loss of $1.4 million ($0.8 million, net of tax) in the second quarter of 2008. Net sales generated by the discontinued turkey business in the second quarter of 2008 were $10.2 million. There were no net sales generated by the discontinued turkey business in the second quarter of 2009.

Gain on disposal of discontinued business.  In March 2008, the Company sold certain assets of its discontinued turkey business and recognized a gain of $1.5 million ($0.9 million, net of tax).

First Six Months of 2009 Compared to First Six Months of 2008

Net sales.  Net sales for the first six months of 2009 decreased $573.1 million, or 13.8%, from the first six months of 2008. The following table provides net sales information:

		Change from First Six Months
		2008
	First Six Months
Source	2009	Amount	Percent
	(In thousands, except percent data)
Chicken:
United States	$3,063,257	$(387,852)	(11.2	) %	(a)
Mexico	245,117	(3,193)	(1.3	) %	(b)

Total chicken	3,308,374	(391,045)	(10.6	) %

Other products:
United States	250,367	(183,929)	(42.4	) %	(c)
Mexico	16,352	1,920	13.3%

Total other products	266,719	(182,009)	(40.6	) %

Total net sales	$3,575,093	$(573,054)	(13.8	) %

(a)
US chicken sales generated in the first six months of 2009 decreased 11.2% from US chicken sales generated in the first six months of 2008. Sales volume decreased 12.6% primarily because of previously announced production cutbacks. Net revenue per pound sold increased 1.5% from the prior year primarily because of increased sales prices on a majority of product lines.

(b)
Mexico chicken sales generated in the first six months of 2009 decreased 1.3% from Mexico chicken sales generated in the first six months of 2008. Sales volume increased 3.0% from the prior year and net revenue per pound sold decreased 4.1% from the prior year primarily because of increased sales of live chicken.

(c)
US sales of other products generated in the first six months of 2009 decreased 42.4% from US sales of other products generated in the first six months of 2008 mainly as the result of reduced sales volumes on commercial eggs and protein conversion products partially offset by increased sales prices on protein conversion products. The decrease in protein conversion products sales volumes resulted primarily from the ongoing impact of a fire suffered by one of Company’s protein conversion facilities in late 2008. Protein conversion is the process of converting poultry byproducts into raw materials for grease, animal feed, biodiesel and feed-stock for the chemical industry.

Index
Pilgrim's Pride Corporation
March 28, 2009

Gross profit (loss).  Gross profit decreased by $54.9 million, or 78.7%, from $69.7 million in the first six months of 2008 to $14.8 million in the first six months of 2009. The following table provides gross profit (loss) information.

					Percent of Net Sales
		Change from			First	First
	First Six	First Six Months 2008			Six	Six
	Months				Months	Months
Components	2009	Amount	Percent		2009	2008
	(In thousands, except percent data)

Net sales	$3,575,093	$(573,054)	(13.8	) %	100.0%	100.0%
Cost of sales	3,560,247	(506,176)	(12.4	) %	99.6%	98.0%	(a)
Asset impairment	—	(12,022)	(100.0	) %	—%	0.3%	(b)

Gross profit (loss)	$14,846	$(54,856)	(78.7	) %	0.4%	1.7%	(c)

(a)
Cost of sales incurred by the US operations during the first six months of 2009 decreased $493.6 million from cost of sales incurred by the US operations during the first six months of 2008. This decrease occurred because of production cutbacks, decreased feed ingredient purchases and decreased feed ingredient prices during the first six months of 2009 offset by an aggregate net loss of $21.4 million which the Company recognized during the first quarter of 2009 on derivative financial instruments executed in previous quarters to manage its exposure to changes in corn and soybean meal prices. The Company recognized an aggregate net gain of $13.2 million during the first six months of 2008 on derivative financial instruments. Cost of sales incurred by the Mexico operations during the first six months of 2009 increased $12.6 million from cost of sales incurred by the Mexico operations during the first six months of 2008 primarily because increased feed ingredient costs.

(b)	The Company incurred charges totaling $12.0 million, composed of inventory and property, plant and equipment impairment costs, related to restructuring actions taken in the first six months of 2008.

(c)
Gross profit as a percent of net sales generated in the first six months of 2009 decreased 1.3 percentage points from gross profit as a percent of sales generated in the first six months of 2008 primarily because of the net loss recognized on derivative financial instruments during the first quarter of 2009.

Index
Pilgrim's Pride Corporation
March 28, 2009

Operating income (loss).  Operating loss incurred increased $15.0 million, or 10.5%, from $142.9 million for the first six months of 2008 to $157.9 million for the first six months of 2009. The following tables provide operating income (loss) information:

		Change from First Six Months
		2008
	First Six Months
Source	2009	Amount	Percent
	(In thousands, except percent data)
Chicken:
United States	$(167,707)	$7,949	4.5%
Mexico	3,854	11,666	149.3%

Total chicken	(163,853)	19,615	10.7%

Other products:
United States	4,174	(52,061)	(92.6	) %
Mexico	3,732	1,767	89.9%

Total other products	7,906	(50,294)	(86.4	) %

Asset impairment	—	12,022	100.0%
Restructuring items, net	(1,987)	3,682	64.9%

Total operating loss	$(157,934)	$(14,975)	(10.5	) %

					Percent of Net Sales
		Change from			First		First
	First Six	First Six Months 2008			Six		Six
	Months				Months		Months
Components	2009	Amount	Percent		2009		2008
	(In thousands, except percent data)

Gross profit	$14,846	$(54,856)	(78.7	) %	0.4%		1.7%
SG&A expenses	170,793	(36,199)	(17.5	) %	4.8%		5.0%		(a)
Restructuring items, net	1,987	(3,682)	(64.9	) %	—%		0.1%		(b)

Operating loss	$(157,934)	$(14,975)	(10.5	) %	(4.4	) %	(3.4	) %	(c)

(a)
SG&A expenses incurred by the US operations during the first six months of 2009 decreased 17.6% from SG&A expenses incurred by the US operations during the first six months of 2008 primarily because of reductions in employee compensation and related benefit costs resulting from restructuring actions taken in 2008 and 2009.

(b)
The Company incurred charges totaling $2.0 million, composed primarily of severance costs, related to restructuring actions taken in the first six months of 2009 partially offset by the elimination of accrued severance costs in excess of actual severance costs incurred for several of the 2008 restructuring actions during the second quarter of 2009, the assumption of the Duluth, Georgia lease obligation by an outside party during the second quarter of 2009 and the elimination of accrued other restructuring costs in excess of actual other restructuring costs incurred for several of the 2008 restructuring actions during the second quarter of 2009. The Company incurred charges totaling $5.7 million, composed of severance and facility shutdown costs, related to restructuring actions taken in the first six months of 2008.

(c)
Operating loss as a percent of net sales generated in the first six months of 2009 increased 1.0 percentage point from operating loss as a percent of sales generated in the first six months of 2008 primarily because of deterioration in gross profit performance and charges related to 2008 restructuring actions.

Interest expense. Interest expense increased 34.8% to $86.0 million in the first six months of 2009 from $63.8 million in the first six months of 2008 primarily because of increased borrowings. As a percentage of sales, interest expense in the first six months of 2009 increased to 2.4% from 1.5% in the first six months of 2008.

Index
Pilgrim's Pride Corporation
March 28, 2009

Miscellaneous, net.  Consolidated miscellaneous income decreased from $4.0 million in the first six months of 2008 to $3.2 million in the first six months of 2009 primarily because of unfavorable currency exchange results due to a decrease in the average exchange rate between the Mexican peso and the US dollar during those two periods.

Reorganization items.  The Company incurred reorganization costs of $48.6 million in the first six months of 2009. These costs included (1) financing fees associated with the DIP Credit Agreement; (2) professional fees charged for reorganization services; (3) severance, live flock impairment and inventory disposal costs related to the upcoming closures of facilities in Douglas, Georgia; El Dorado, Arkansas; Farmerville, Louisiana and Franconia, Pennsylvania, (4) severance costs related to both the closed distribution center in Houston, Texas, the Operations management reduction-in-force action in February 2009 and reduced or consolidated production at various facilities throughout the US and (5) fees related to the termination of the RPA.

Income taxes.  The Company recorded income tax expense of $2.6 million for the six months ended March 28, 2009, compared to an income tax benefit of $57.0 million for the six months ended March 29, 2008. The income tax benefit decreased over prior year as a result of the Company's decision to record a valuation allowance against net deferred tax assets, including net operating losses and credit carryforwards, in the US and Mexico.

Loss from operation of discontinued business.  The Company generated income from the operation of its discontinued turkey business of $1.0 million ($0.6 million, net of tax) in the first six months of 2009 compared to a loss of $22,000 ($13,000, net of tax) in the first six months of 2008. Net sales generated by the discontinued turkey business in the first six months of 2009 and the first six months of 2008 were $25.8 million and $56.0 million, respectively.

Gain on disposal of discontinued business.  In March 2008, the Company sold certain assets of its discontinued turkey business and recognized a gain of $1.5 million ($0.9 million, net of tax).

Index
Pilgrim's Pride Corporation
March 28, 2009

Liquidity and Capital Resources

The following table presents our available sources of liquidity as of March 28, 2009:

	Facility	Amount
Source of Liquidity	Amount	Outstanding	Available
	(In millions)

Cash and cash equivalents	$—	$—	$45.0
Investments in available-for-sale securities	—	—	8.1
Debt facilities:
DIP Credit Agreement expiring 2009	450.0	89.8	246.0	(a)(b)
Revolving credit facility expiring 2011	39.0	39.0	—

(a)
Actual borrowings by the Company under the DIP Credit Agreement are subject to a borrowing base, which is a formula based on certain eligible inventory and eligible receivables. The borrowing base at March 28, 2009 was $335.8 million.

(b)	At May 6, 2009, total funds available for borrowing under the DIP Credit Agreement were $322.7 million and outstanding borrowings under the DIP Credit Agreement totaled $43.0 million.

At March 28, 2009, the Company had $216.2 million outstanding under its revolving credit facility expiring in 2013 and $1,126.4 million outstanding under its revolver/term credit agreement expiring in 2016. At that time, the Company was party to outstanding standby letters of credit totaling $68.8 million. The filing of the Chapter 11 petitions constituted an event of default under, among other of our debt obligations, the revolving credit facility expiring in 2013 and the revolver/term credit agreement expiring in 2016. Outstanding obligations under these facilities became automatically and immediately due and payable, subject to an automatic stay of any action to collect, assert, or recover a claim against the Company and the application of applicable bankruptcy law. Funds are no longer available for borrowing under these two facilities.

Debt Obligations

As previously discussed, on December 1, 2008, the Debtors filed voluntary petitions in the Bankruptcy Court seeking reorganization relief under the Bankruptcy Code. The filing of the Chapter 11 petitions constituted an event of default under certain of our debt obligations, and those debt obligations became automatically and immediately due and payable, subject to an automatic stay of any action to collect, assert, or recover a claim against the Company and the application of applicable bankruptcy law. As a result, the accompanying Consolidated Balance Sheet as of September 27, 2008 includes reclassifications of $1,872.1 million to reflect as current certain long-term debt under the Company’s credit facilities that, absent the stay, would have become automatically and immediately due and payable. Because of the bankruptcy petition, most of the Company’s pre-petition long-term debt is included in Liabilities subject to compromise at March 28, 2009. The Company classifies pre-petition liabilities subject to compromise as a long-term liability because management does not believe the Company will use existing current assets or create additional current liabilities to fund these obligations.

Index
Pilgrim's Pride Corporation
March 28, 2009

On December 2, 2008, the Bankruptcy Court granted interim approval authorizing the Company and the Subsidiaries to enter into the Initial DIP Credit Agreement with the DIP Agent and the lenders party thereto. On December 2, 2008, the Company, the US Subsidiaries and the other parties entered into the Initial DIP Credit Agreement, subject to final approval of the Bankruptcy Court. On December 30, 2008, the Bankruptcy Court granted final approval authorizing the Company and the Subsidiaries to enter into the DIP Credit Agreement dated December 31, 2008 among the Company, as borrower, the Subsidiaries, as guarantors, the DIP Agent, and the lenders party thereto.

The DIP Credit Agreement provides for an aggregate commitment of up to $450 million, which permits borrowings on a revolving basis. The commitment includes a $25 million sub-limit for swingline loans and a $20 million sub-limit for standby letters of credit. Outstanding borrowings under the DIP Credit Agreement will bear interest at a per annum rate equal to 8.0% plus the greatest of (i) the prime rate as established by the DIP Agent from time to time, (ii) the average federal funds rate plus 0.5%, or (iii) the LIBOR rate plus 1.0%, payable monthly. The weighted average interest rate for the three and six months ended March 28, 2009 was 11.25% and 11.47%, respectively. The loans under the Initial DIP Credit Agreement were used to repurchase all receivables sold under the Company's RPA. Loan under the DIP Credit Agreement may be used to fund the working capital requirements of the Company and its subsidiaries according to a budget as approved by the required lenders under the DIP Credit Agreement. For additional information on the RPA, see "Off-Balance Sheet Arrangements."

Actual borrowings by the Company under the DIP Credit Agreement are subject to a borrowing base, which is a formula based on certain eligible inventory and eligible receivables. The borrowing base formula is reduced by (i) pre-petition obligations under the Fourth Amended and Restated Secured Credit Agreement dated as of February 8, 2007, among the Company and certain of its subsidiaries, Bank of Montreal, as administrative agent, and the lenders parties thereto, as amended, (ii) administrative and professional expenses incurred in connection with the bankruptcy proceedings, and (iii) the amount owed by the Company and the Subsidiaries to any person on account of the purchase price of agricultural products or services (including poultry and livestock) if that person is entitled to any grower's or producer's lien or other security arrangement. The borrowing base is also limited to 2.22 times the formula amount of total eligible receivables. The DIP Credit Agreement provides that the Company may not incur capital expenditures in excess of $150 million. The Company must also meet minimum monthly levels of EBITDAR. Under the DIP Credit Agreement, "EBITDAR" means, generally, net income before interest, taxes, depreciation, amortization, writedowns of goodwill and other intangibles, asset impairment charges and other specified costs, charges, losses and gains. The DIP Credit Agreement also provides for certain other covenants, various representations and warranties, and events of default that are customary for transactions of this nature. As of March 28, 2009, the applicable borrowing base was $335.8 million and the amount available for borrowings under the DIP Credit Agreement was $246.0 million. As of May 6, 2009, the applicable borrowing base was $365.7 million, the amount available for borrowings under the DIP Credit Agreement was $322.7 million and outstanding borrowings under the DIP Credit Agreement totaled $43.0 million.

Index
Pilgrim's Pride Corporation
March 28, 2009

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

During the first six months of 2009, the Company borrowed $616.7 million and repaid $525.6 million under the secured revolver/term credit agreement expiring in 2016, borrowed $214.1 million and repaid $179.7 million under the secured revolving credit facility expiring in 2013, borrowed $376.1 million and repaid $286.3 million under the DIP Credit Agreement and repaid $14.4 million under other facilities.

On November 30, 2008, certain non-Debtor Mexico subsidiaries of the Company (the "Mexico Subsidiaries") entered into a Waiver Agreement and Second Amendment to Credit Agreement (the "Waiver Agreement") with ING Capital LLC, as agent (the "Mexico Agent"), and the lenders signatory thereto (the "Mexico Lenders"). Under the Waiver Agreement, the Mexico Agent and the Mexico Lenders waived any default or event of default under the Credit Agreement dated as of September 25, 2006, by and among the Company, the Mexico Subsidiaries, the Mexico Agent and the Mexico Lenders, the administrative agent, and the lenders parties thereto (the "ING Credit Agreement"), resulting from the Company's filing of its bankruptcy petition with the Bankruptcy Court. Pursuant to the Waiver Agreement, outstanding amounts under the ING Credit Agreement now bear interest at a rate per annum equal to: the LIBOR Rate, the Base Rate, or the TIIE Rate, as applicable, plus the Applicable Margin (as those terms are defined in the ING Credit Agreement). While the Company is operating in Chapter 11, the Waiver Agreement provides for an Applicable Margin for LIBOR loans, Base Rate loans, and TIIE loans of 6.0%, 4.0%, and 5.8%, respectively. The Waiver Agreement further amended the ING Credit Agreement, which expires in 2011, to require the Company to make a mandatory prepayment of the revolving loans, in an aggregate amount equal to 100% of the net cash proceeds received by any Mexico Subsidiary, as applicable, in excess of thresholds specified in the ING Credit Agreement (i) from the occurrence of certain asset sales by the Mexico Subsidiaries; (ii) from the occurrence of any casualty or other insured damage to, or any taking under power of eminent domain or by condemnation or similar proceedings of, any property or asset of any Mexico Subsidiary; or (iii) from the incurrence of certain indebtedness by a Mexico Subsidiary. Any such mandatory prepayments will permanently reduce the amount of the commitment under the ING Credit Agreement.  In connection with the Waiver Agreement, the Mexico Subsidiaries pledged substantially all of their receivables, inventory, and equipment and certain fixed assets. The Mexico Subsidiaries are excluded from the US bankruptcy proceedings.

Index
Pilgrim's Pride Corporation
March 28, 2009

The filing of the bankruptcy petitions constituted an event of default under the secured credit agreement expiring in 2013 and the secured revolver/term credit agreement expiring in 2016 (together, the “Secured Debt”) as well as the 7 5/8% Senior Notes due 2015, the 8 3/8% Senior Subordinated Notes due 2017 and the 9 1/4% Senior Subordinated Notes due 2013 (together, the “Unsecured Debt”). The aggregate principal amount owed under these credit agreements and notes was approximately $1,999.6 million as of March 28, 2009. As a result of such event of default, all obligations under these agreements became automatically and immediately due and payable, subject to an automatic stay of any action to collect, assert, or recover a claim against the Company and the application of applicable bankruptcy law. As a result of the Company's Chapter 11 filing, after December 1, 2008, the Company accrued interest incurred on the Secured Debt at the default rate, which is two percent above the interest rate otherwise applicable under the associated credit agreements. Although the agreements related to the Unsecured Debt call for the accrual of interest after December 1, 2008 at a default rate that is two percent above the interest rate otherwise applicable under the associated note agreements, the Company has elected to accrue interest incurred on the Unsecured Debt, for accounting purposes, at the interest rate otherwise applicable under the associated note agreements until such time, if any, that the Bankruptcy Court approves the payment of interest or default interest incurred on the Unsecured Debt. Had the Company accrued interest incurred on the Unsecured Debt at the default rate, it would have recognized additional interest expense totaling $3.3 million and $4.4 million in the three and six months ended March 28, 2009.

Off-Balance Sheet Arrangements

In June 1999, the Camp County Industrial Development Corporation issued $25 million of variable-rate environmental facilities revenue bonds supported by letters of credit obtained by us under our secured revolving credit facility expiring in 2013. The revenue bonds become due in 2029. Prior to our bankruptcy filing, the proceeds were available for the Company to draw from over the construction period in order to construct new sewage and solid waste disposal facilities at a poultry by-products plant in Camp County, Texas. The original proceeds from the issuance of the revenue bonds continue to be held by the trustee of the bonds until we draw on the proceeds for the construction of the facility. We had not drawn on the proceeds or commenced construction of the facility prior to our bankruptcy filing. The filing of the bankruptcy petitions constituted an event of default under these bonds. As a result of the event of default, the trustee has the right to accelerate all obligations under the bonds such that they become immediately due and payable, subject to an automatic stay of any action to collect, assert, or recover a claim against the Company and the application of applicable bankruptcy law. In December 2008, the holders of the bonds tendered the bonds for remarketing, which was not successful. As a result, the trustee, on behalf of the holders of the bonds, drew upon the letters of credit supporting the bonds. The resulting reimbursement obligation was converted to borrowings under the secured revolving credit facility expiring in 2013 and secured by our domestic chicken inventories. On January 29, 2009, we obtained approval from the Bankruptcy Court to use the original proceeds of the bond offering held by the trustee to repay and cancel the revenue bonds. We received the proceeds of the bond offering from the trustee in March 2009 and immediately repaid and cancelled the revenue bonds.

Index
Pilgrim's Pride Corporation
March 28, 2009

In connection with the RPA, the Company sold, on a revolving basis, certain of its trade receivables to a special purpose entity (“SPE”) wholly owned by the Company, which in turn sold a percentage ownership interest to third parties. The SPE was a separate corporate entity and its assets were available first and foremost to satisfy the claims of its creditors. The gross proceeds resulting from the sales were included in cash flows from operating activities in the Consolidated Statements of Cash Flows. The loss recognized on the sold receivables during the six months ended March 28, 2009 was not material. On December 3, 2008, the RPA was terminated and all receivables thereunder were repurchased with proceeds of borrowings under the DIP Credit Agreement.

We are a party to many routine contracts in which we provide general indemnities in the normal course of business to third parties for various risks. Among other considerations, we have not recorded a liability for any of these indemnities as, based upon the likelihood of payment, the fair value of such indemnities is immaterial.

Historical Flow of Funds

Cash used in operating activities was $163.0 million and $245.7 million for the six months ended March 28, 2009 and March 29, 2008, respectively. The decrease in cash used in operating activities was primarily the result of favorable changes in both operating assets and liabilities and deferred tax benefits partially offset by the significantly larger net loss incurred in the first six months of 2009 as compared to the net loss incurred in the first six months of 2008.

Our working capital position increased $1,975.7 million to a surplus of $713.5 million and a current ratio of 2.05 compared with a deficit of $1,262.2 million and a current ratio of 0.53 at September 27, 2008 primarily because of a significant decrease in current maturities of long-term debt and the other working capital changes discussed below. Current maturities of long-term debt decreased from $1,874.5 million at September 27, 2008 to $0 at March 28, 2009 as most long-term debt was classified as liabilities subject to compromise because of the bankruptcy proceedings.

Trade accounts and other receivables increased $167.3 million, or 116.1%, to $311.5 million at March 28, 2009 from $144.2 million at September 27, 2008. This increase resulted primarily from our repurchase of receivables originally sold under the RPA. On December 3, 2008, the RPA was terminated and all receivables thereunder were repurchased with proceeds of borrowings under the DIP Credit Agreement.

Inventories decreased $210.7 million, or 20.3%, to $825.5 million at March 28, 2009 from $1,036.2 million at September 27, 2008 due to lower feed ingredient prices and several actions taken by the Company. These actions include the Company’s previously announced production cutbacks and plant closures that resulted in reduced live flock inventories, feed inventories, and packaging and other supplies inventories. Additionally, the Company made a concerted effort early in the year to sell down surplus inventories in order to generate cash.

Index
Pilgrim's Pride Corporation
March 28, 2009

Prepaid expenses and other current assets decreased $22.2 million, or 31.0%, to $49.4 million at March 28, 2009 from $71.6 million at September 27, 2008. This decrease occurred primarily because the Company suspended the use of derivative financial instruments in response to its current financial condition. We settled all outstanding derivative financial instruments in October 2008.

Accounts payable decreased $114.4 million, or 30.2%, to $264.5 million at March 28, 2009 from $378.9 million at September 27, 2008. This decrease occurred for various reasons, including lower feed ingredient prices, the impact of the Company’s previously announced production cutbacks and because certain vendors with which the Company previously maintained open trade accounts required prepayments for all future deliveries after learning about the Company’s current financial condition. At March 28, 2009, we classified accounts payable totaling $52.7 million as liabilities subject to compromise because of the bankruptcy.

Accrued expenses decreased $129.2 million, or 28.8%, to $319.6 million at March 28, 2009 from $448.8 million at September 27, 2008. This decrease resulted from reductions in the accrued balances for marketing, restructuring, severance and utilities costs. At March 28, 2009, we classified accrued expenses totaling $129.7 million as liabilities subject to compromise because of the bankruptcy.

Cash used in investing activities was $49.9 million and $56.0 million for the first six months of 2009 and 2008, respectively. Capital expenditures of $48.4 million and $70.2 million for the six months ended March 28, 2009 and March 29, 2008, respectively, were primarily incurred for the routine replacement of equipment and to improve efficiencies and reduce costs. Capital expenditures for 2009 will be restricted to routine replacement of equipment in our current operations in addition to important projects we began in 2008 and will not exceed the $150 million amount allowed under the DIP Credit Agreement. Cash was used to purchase investment securities totaling $12.1 million and $18.5 million in the first six months of 2009 and 2008, respectively. Cash proceeds in the first six months of 2009 and 2008 from the sale or maturity of investment securities were $8.8 million and $14.0 million, respectively. Restricted cash increased $6.7 million in the first six months of 2009 to collateralize a standby letter of credit guaranteeing certain self insurance obligations. Cash proceeds from property disposals for the six months ended March 28, 2009 and March 29, 2008 were $8.4 million and $18.7 million, respectively.

Index
Pilgrim's Pride Corporation
March 28, 2009

Cash provided by financing activities was $197.2 million and $332.8 million for the six months ended March 28, 2009 and March 29, 2008, respectively. Cash proceeds in the first six months of 2009 from short-term notes payable were $376.1 million. Cash was used to repay short-term notes payable totaling $286.3 million in the first six months of 2009. Cash proceeds in the first six months of 2009 and 2008 from long-term debt were $830.7 million and $810.5 million, respectively. Cash was used to repay long-term debt totaling $719.6 million and $498.9 million in the first six months of 2009 and 2008, respectively. Cash used in the first six months of 2009 because of a decrease in outstanding cash management obligations totaled $3.6 million. Cash provided in the first six months of 2008 because of an increase in outstanding cash management obligations totaled $24.2 million. Cash was used for other financing activities totaling $0.1 million in the first six months of 2009. Cash was used to pay dividends totaling $3.0 million in the first six months of 2008.

The only material changes during the six months ended March 28, 2009, outside the ordinary course of business, in the specified contractual obligations presented in the Company’s Annual Report on Form 10-K for 2008 were the borrowings and repayments under the DIP Credit Agreement. At March 28, 2009, payments due in less than one year on obligations under the DIP Credit Agreement totaled $89.8 million.

Accounting Pronouncements

Discussion regarding our pending adoption of Statement of Financial Accounting Standards (“SFAS”) No. 141(R), Business Combinations, SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, Financial Accounting Standards Board Staff Position (“FSP”) FAS142-3, Determination of the Useful Life of Intangible Assets, and FSP FAS132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, is included in Note B—Basis of Presentation to our Consolidated Financial Statements included elsewhere in this report.

Critical Accounting Policies

During the six months ended March 28, 2009, (i) we did not change any of our existing critical accounting policies, (ii) no existing accounting policies became critical accounting policies because of an increase in the materiality of associated transactions or changes in the circumstances to which associated judgments and estimates relate, and (iii) there were no significant changes in the manner in which critical accounting policies were applied or in which related judgments and estimates were developed.

Index
Pilgrim's Pride Corporation
March 28, 2009

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

Market risk is estimated as a hypothetical 10% increase in the weighted-average cost of our primary feed ingredients as of March 28, 2009. Based on our feed consumption during the six months ended March 28, 2009, such an increase would have resulted in an increase to cost of sales of approximately $125.1 million, excluding the impact of any feed ingredients derivative financial instruments in that period. A 10% change in ending feed ingredients inventories at March 28, 2009 would be $7.3 million, excluding any potential impact on the production costs of our chicken inventories.

Interest Rates

Our earnings are affected by changes in interest rates due to the impact those changes have on our variable-rate debt instruments and the fair value of our fixed-rate debt instruments. Our variable-rate debt instruments represented 56.9% of our long-term debt at March 28, 2009. Holding other variables constant, including levels of indebtedness, a 25-basis-points increase in interest rates would have increased our interest expense by $1.5 million for the first six months of 2009. These amounts are determined by considering the impact of the hypothetical interest rates on our variable-rate long-term debt at March 28, 2009. Due to our current financial condition, our public fixed-rate debt is trading at a substantial discount. As of March 28, 2009, the most recent trades of our 7 5/8% senior unsecured notes and 8 3/8% senior subordinated unsecured notes were executed at average prices of $67.46 per $100.00 par value and $41.82 per $100.00 par value, respectively. Management expects that the fair value of our non-public fixed-rate debt has also decreased, but cannot reliably estimate the fair value at this time.

Index
Pilgrim's Pride Corporation
March 28, 2009

Foreign Currency

Our earnings are also affected by foreign currency exchange rate fluctuations related to the Mexican peso net monetary position of our Mexican subsidiaries. We manage this exposure primarily by attempting to minimize our Mexican peso net monetary position. We are also exposed to the effect of potential currency exchange rate fluctuations to the extent that amounts are repatriated from Mexico to the US. However, we currently anticipate that the cash flows of our Mexico subsidiaries will be reinvested in our Mexico operations. In addition, the Mexican peso exchange rate can directly and indirectly impact our financial condition and results of operations in several ways, including potential economic recession in Mexico because of devaluation of their currency. The impact on our financial position and results of operations resulting from a hypothetical change in the exchange rate between the US dollar and the Mexican peso cannot be reasonably estimated. Foreign currency exchange gains and losses, representing the change in the US dollar value of the net monetary assets of our Mexican subsidiaries denominated in Mexican pesos, was a gain of $0.2 million in the first six months of 2009 and a gain of $0.4 million in the first six months of 2008. The average exchange rates for the first six months of 2009 and 2008 were 13.66 Mexican pesos to 1 US dollar and 10.84 Mexican pesos to 1 US dollar, respectively. No assurance can be given as to how future movements in the Mexican peso could affect our future financial condition or results of operations.

Quality of Investments

The Company and certain retirement plans that it sponsors invest in a variety of financial instruments. In response to the continued turbulence in global financial markets, we have analyzed our portfolios of investments and, to the best of our knowledge, none of our investments, including money market funds units, commercial paper and municipal securities, have been downgraded because of this turbulence, and neither we nor any fund in which we participate hold significant amounts of structured investment vehicles, auction rate securities, collateralized debt obligations, credit derivatives, hedge funds investments, fund of funds investments or perpetual preferred securities. Certain postretirement funds in which the Company participates hold significant amounts of mortgage-backed securities. However, none of the mortgages collateralizing these securities are considered subprime.

Index
Pilgrim's Pride Corporation
March 28, 2009

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
▪
Certain of the Company's restructuring activities, including selling assets, idling facilities, reducing production and reducing workforce, will result in reduced capacities and sales volumes and may have a disproportionate impact on our income relative to the cost savings.

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

Index
Pilgrim's Pride Corporation
March 28, 2009

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

Index
Pilgrim's Pride Corporation
March 28, 2009

ITEM 4.  CONTROLS AND PROCEDURES

As of March 28, 2009, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Senior Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Company’s management, including the Senior Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer, concluded the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that information we are required to disclose in our reports filed with the Securities and Exchange Commission is accumulated and communicated to our management, including our Senior Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the evaluation described above, the Company’s management, including the Senior Chairman of the Board, Chief Executive Officer and Chief Financial Officer, identified no other change in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended March 28, 2009 and that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index
Pilgrim's Pride Corporation
March 28, 2009

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

On December 17, 2008, Kenneth Patterson filed suit in the United States District Court for the Eastern District of Texas, Marshall Division, against Lonnie “Bo” Pilgrim, Lonnie “Ken” Pilgrim, Clifford E. Butler, J. Clinton Rivers, Richard A. Cogdill, Renee N. DeBar, Pilgrim’s Pride Compensation Committee and other unnamed defendants. The complaint, brought pursuant to section 502 of the Employee Retirement Income Security Act of 1974 (“ERISA”), 29 U.S.C. § 1132, alleges that the individual defendants breached fiduciary duties to participants and beneficiaries of the Pilgrim’s Pride Stock Investment Plan (the “Plan”), as administered through the Retirement Savings Plan, and the To-Ricos, Inc. Employee Savings and Retirement Plan (collectively, and together with the Plan, the “Plans”). The allegations in the complaint are similar to the allegations made in the Alcaldo case discussed below. Patterson further alleges that he purports to represent a class of all persons or entities who were participants in or beneficiaries of the Plan at any time between May 5, 2008 through the present and whose accounts held Company stock or units in Pilgrim’s Pride stock. The complaint seeks actual damages in the amount of any losses the Plan suffered, to be allocated among the participants’ individual accounts as benefits due in proportion to the accounts’ diminution in value, attorneys’ fees, an order for equitable restitution and the imposition of constructive trust, and a declaration that each of the defendants have breached their fiduciary duties to the Plan participants. Although the Company is not a named defendant in this action, our bylaws require us to indemnify our current and former directors and officers from any liabilities and expenses incurred by them in connection with actions they took in good faith while serving as an officer or director. The likelihood of an unfavorable outcome or the amount or range of any possible loss to the Company cannot be determined at this time. On January 23, 2009, Patterson filed a motion to consolidate the subsequently filed, similar Smalls case, which is discussed below, into this action.  The defendants filed a dispositive motion seeking to dismiss the Patterson complaint on April 16, 2009. Mr. Patterson will be allowed a response brief under the rules, and the defendants will be allowed to submit a reply.

Index
Pilgrim's Pride Corporation
March 28, 2009

On January 2, 2009, Denise M. Smalls filed suit in the United States District Court for the Eastern District of Texas, Marshall Division, against Lonnie “Bo” Pilgrim, Lonnie Ken Pilgrim, Clifford E. Butler, J. Clinton Rivers, Richard A. Cogdill, Renee N. DeBar, Pilgrim’s Pride Compensation Committee and other unnamed defendants. The complaint and the allegations are similar to those filed in the Patterson case discussed above. Smalls alleges that she purports to represent a class of all persons or entities who were participants in or beneficiaries of the Plan at any time between May 5, 2008 through the present and whose accounts held Company stock or units in Pilgrim’s Pride stock. The complaint seeks actual damages in the amount of any losses the Plan suffered, to be allocated among the participants’ individual accounts as benefits due in proportion to the accounts’ diminution in value, attorneys’ fees; an order for equitable restitution and the imposition of constructive trust; and a declaration that each of the defendants have breached their fiduciary duties to the Plan participants. Although the Company is not a named defendant in these actions, our bylaws require us to indemnify our current and former directors and officers from any liabilities and expenses incurred by them in connection with actions they took in good faith while serving as an officer or director. The likelihood of an unfavorable outcome or the amount or range of any possible loss to the Company cannot be determined at this time.

The Company recently filed a motion in the Bankruptcy Court to extend the bankruptcy stay to include individual employees and officers named as defendants in cases concerning the Company, including the Patterson case and the Smalls case. The motion was denied without prejudice to the Company commencing an adversary proceeding as to each of these cases in order to seek the relief requested. The Company intends to defend vigorously against the merits of these actions and any attempts by either Mr. Patterson or Ms. Smalls to certify a class action.

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

Index
Pilgrim's Pride Corporation
March 28, 2009

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

The Company recently filed a motion in the Bankruptcy Court to extend the bankruptcy stay to include individual employees and officers named as defendants in cases concerning the Company, including the Alcaldo case and the Howes case. The motion was denied without prejudice to the Company commencing an adversary proceeding as to each of these cases in order to seek the relief requested. No discovery has commenced in either the Alcaldo case or the Howes case, and neither case has been set for trial. The Company intends to defend vigorously against the merits of these actions and any attempts by the lead plaintiff to certify a class action. The likelihood of an unfavorable outcome or the amount or range of any possible loss to the Company cannot be determined at this time.

The Wage and Hour Division of the US Department of Labor conducted an industry-wide investigation to ascertain compliance with various wage and hour issues, including the compensation of employees for the time spent on activities such as donning and doffing clothing and personal protective equipment. Due, in part, to the government investigation and the recent US Supreme Court decision in IBP, Inc. v. Alvarez, employees have brought claims against the Company. The claims filed against the Company as of the date of this report include: “Juan Garcia, et al. v. Pilgrim’s Pride Corporation, a/k/a Wampler Foods, Inc.”, filed in Pennsylvania state court on January 27, 2006 and subsequently removed to the US District Court for the Eastern District of Pennsylvania; “Esperanza Moya, et al. v. Pilgrim’s Pride Corporation and Maxi Staff, LLC”, filed March 23, 2006 in the Eastern District of Pennsylvania; “Barry Antee, et al. v. Pilgrim’s Pride Corporation” filed April 20, 2006 in the Eastern District of Texas; “Stephania Aaron, et al. v. Pilgrim’s Pride Corporation” filed August 22, 2006 in the Western District of Arkansas; “Salvador Aguilar, et al. v. Pilgrim’s Pride Corporation” filed August 23, 2006 in the Northern District of Alabama; “Benford v. Pilgrim’s Pride Corporation” filed November 2, 2006 in the Northern District of Alabama; “Porter v. Pilgrim’s Pride Corporation” filed December 7, 2006 in the Eastern District of

Index
Pilgrim's Pride Corporation
March 28, 2009

Tennessee; “Freida Brown, et al v. Pilgrim’s Pride Corporation” filed March 14, 2007 in the Middle District of Georgia, Athens Division; “Roy Menser, et al v. Pilgrim’s Pride Corporation” filed February 28, 2007 in the Western District of Paducah, Kentucky; “Victor Manuel Hernandez v. Pilgrim’s Pride Corporation” filed January 30, 2007 in the Northern District of Georgia, Rome Division; “Angela Allen et al v. Pilgrim’s Pride Corporation” filed March 27, 2007 in United States District Court, Middle District of Georgia, Athens Division; Daisy Hammond and Felicia Pope v. Pilgrim’s Pride Corporation, in the Gainesville Division, Northern District of Georgia, filed on June 6, 2007; Gary Price v. Pilgrim’s Pride Corporation, in the US District Court for the Northern District of Georgia, Atlanta Division, filed on May 21, 2007; Kristin Roebuck et al v. Pilgrim’s Pride Corporation, in the US District Court, Athens, Georgia, Middle District, filed on May 23, 2007; and Elaine Chao v. Pilgrim’s Pride Corporation, in the US District Court, Dallas, Texas, Northern District, filed on August 6, 2007. The plaintiffs generally purport to bring a collective action for unpaid wages, unpaid overtime wages, liquidated damages, costs, attorneys' fees, and declaratory and/or injunctive relief and generally allege that they are not paid for the time it takes to either clear security, walk to their respective workstations, don and doff protective clothing, and/or sanitize clothing and equipment. The presiding judge in the consolidated action in El Dorado issued an initial Case Management order on July 9, 2007. Plaintiffs’ counsel filed a Consolidated Amended Complaint and the parties filed a Joint Rule 26(f) Report. A complete scheduling order has not been issued, and discovery has not yet commenced.  On March 13, 2008, the Court issued an opinion and order finding that plaintiffs and potential class members are similarly situated and conditionally certifying the class for a collective action. On May 14, 2008, the Court issued its order modifying and approving the court-authorized notice for current and former employees to opt into the class. Persons who choose to opt into the class were to do so within 90 days after the date on which the first notice was mailed. The opt-in period is now closed. As of October 2, 2008, approximately 12,605 plaintiffs had opted into the class.

Plaintiffs recently moved the court for leave to amend the consolidated complaint to add certain Company officers. The Company filed a Notice of Suggestion of Bankruptcy before any response to that motion was filed. The court has not yet ruled on the plaintiffs’ motion. Likewise, the court has not issued an order in response to the Company’s notice. The Company recently filed a motion in the Bankruptcy Court to extend the bankruptcy stay to include individual employees and officers named as defendants in cases concerning the Company, including this lawsuit. The motion was denied without prejudice to the Company, commencing an adversary proceeding as to this case in order to seek the relief requested in the motion. The Company intends to assert a vigorous defense to the litigation. The likelihood of an unfavorable outcome or the amount or range of any possible loss to the Company cannot be determined at this time.

Index
Pilgrim's Pride Corporation
March 28, 2009

As of the date of this report, the following suits have been filed against Gold Kist, now merged into Pilgrim’s Pride Corporation, which make one or more of the allegations referenced above: Merrell v. Gold Kist, Inc., in the US District Court for the Northern District of Georgia, Gainesville Division, filed on December 21, 2006; Harris v. Gold Kist, Inc., in the US District Court for the Northern District of Georgia, Newnan Division, filed on December 21, 2006; Blanke v. Gold Kist, Inc., in the US District Court for the Southern District of Georgia, Waycross Division, filed on December 21, 2006; Clarke v. Gold Kist, Inc., in the US District Court for the Middle District of Georgia, Athens Division, filed on December 21, 2006; Atchison v. Gold Kist, Inc., in the US District Court for the Northern District of Alabama, Middle Division, filed on October 3, 2006; Carlisle v. Gold Kist, Inc., in the US District Court for the Northern District of Alabama, Middle Division, filed on October 2, 2006; Benbow v. Gold Kist, Inc., in the US District Court for the District of South Carolina, Columbia Division, filed on October 2, 2006; Bonds v. Gold Kist, Inc., in the US District Court for the Northern District of Alabama, Northwestern Division, filed on October 2, 2006. On April 23, 2007, Pilgrim’s filed a Motion to Transfer and Consolidate with the Judicial Panel on Multidistrict Litigation (“JPML”) requesting that all of the pending Gold Kist cases be consolidated into one case. Pilgrim’s Pride withdrew its Motion subject to the Plaintiffs’ counsel’s agreement to consolidate the seven separate actions into the pending Benbow case by dismissing those lawsuits and refiling/consolidating them into the Benbow action. Motions to Dismiss have been filed in all of the pending seven cases, and all of these cases have been formally dismissed. Pursuant to an agreement between the parties, which was approved by Court-order on June 6, 2007, these cases have been consolidated with the Benbow case. On that date, Plaintiffs were authorized to send notice to individuals regarding the pending lawsuits and were instructed that individuals had three months to file consents to opting in as plaintiffs in the consolidated cases. The opt-in period is now closed. To date, there are approximately 3,006 named plaintiffs and opt-in plaintiffs in the consolidated cases. The parties have engaged in limited discovery. The Company recently filed a Notice of Suggestion of Bankruptcy.  In response, the Court issued an order formally staying the case. The Company intends to assert a vigorous defense to the litigation. The likelihood of an unfavorable outcome or the amount or range of ultimate liability cannot be determined at this time.

We are subject to various other legal proceedings and claims, which arise in the ordinary course of our business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect our financial condition, results of operations or cash flows.

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risks discussed in our 2008 Annual Report on Form 10-K, including under the heading "Item 1A. Risk Factors", which, along with risks disclosed in this report, are all the risks we believe could materially affect the Company’s business, financial condition or future results. These risks are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect the Company's business, financial condition or future results.

Index
Pilgrim's Pride Corporation
March 28, 2009

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

Index
Pilgrim's Pride Corporation
March 28, 2009

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

Index
Pilgrim's Pride Corporation
March 28, 2009

10.2
Amended and Restated Employment Agreement dated January 27, 2009, between the Company and Don Jackson (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 30, 2009).…

10.3
First Amendment to Amended and Restated Post-Petition Credit Agreement, dated as of February 26, 2009, among the Company, as borrower, certain subsidiaries of the Company, as guarantors, Bank of Montreal, as agent, and the lenders party thereto (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 4, 2009).

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

Index
Pilgrim's Pride Corporation
March 28, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PILGRIM’S PRIDE CORPORATION

/s/ Richard A. Cogdill
Date:	May 7, 2009	Richard A. Cogdill
Chief Financial and Accounting Officer

Index
Pilgrim's Pride Corporation
March 28, 2009

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

Index
Pilgrim's Pride Corporation
March 28, 2009

10.2
Amended and Restated Employment Agreement dated January 27, 2009, between the Company and Don Jackson (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 30, 2009).…

10.3
First Amendment to Amended and Restated Post-Petition Credit Agreement, dated as of February 26, 2009, among the Company, as borrower, certain subsidiaries of the Company, as guarantors, Bank of Montreal, as agent, and the lenders party thereto (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 4, 2009).

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

Index