Form 10-Q
period 2009-07-27
PILGRIMS PRIDE CORP
filed 2009-08-03
CIK 802481

 UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2009

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

Pilgrim's Pride Corporation
June 27, 2009
Index

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

Number of shares outstanding of the issuer’s common stock, as of July 31, 2009, was 74,055,733.

Pilgrim's Pride Corporation
June 27, 2009

Pilgrim's Pride Corporation
June 27, 2009
Index

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PILGRIM’S PRIDE CORPORATION
DEBTOR AND DEBTOR-IN-POSSESSION
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	June 27, 2009	September 27, 2008
Assets:	(In thousands)
Cash and cash equivalents	$101,179	$61,553
Restricted cash and cash equivalents	6,677	—
Investment in available-for-sale securities	5,902	10,439
Trade accounts and other receivables, less allowance for doubtful accounts	291,207	144,156
Inventories	798,846	1,036,163
Income taxes receivable	23,645	21,656
Current deferred income taxes	18,297	54,312
Prepaid expenses and other current assets	45,326	122,441

Total current assets	1,291,079	1,450,720

Investment in available-for-sale securities	60,181	55,854
Other assets	88,663	51,768
Identified intangible assets, net	59,725	67,363
Property, plant and equipment, net	1,531,582	1,673,004

	$3,031,230	$3,298,709

Liabilities and stockholders’ equity:
Liabilities not subject to compromise:
Accounts payable	171,578	378,887
Accrued expenses	303,052	448,823
Current maturities of long-term debt	—	1,874,469
Liabilities of discontinued business	1,470	10,783

Total current liabilities	476,100	2,712,962

Long-term debt, less current maturities	42,133	67,514
Deferred income taxes	40,826	80,755
Other long-term liabilities	89,952	85,737

Total liabilities not subject to compromise	649,011	2,946,968

Liabilities subject to compromise	2,264,932	—

Common stock	740	740
Additional paid-in capital	646,824	646,922
Accumulated deficit	(551,602)	(317,082)
Accumulated other comprehensive income	21,325	21,161

Total stockholders’ equity	117,287	351,741

	$3,031,230	$3,298,709

The accompanying notes are an integral part of these Consolidated Financial Statements.

Pilgrim's Pride Corporation
June 27, 2009
Index

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES DEBTOR AND DEBTOR-IN-POSSESSION CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
	Three Months Ended		Nine Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
	(In thousands, except share and per share data)
Net sales	$1,776,813	$2,207,476	$5,351,906	$6,355,623
Cost of sales	1,593,399	2,154,265	5,153,646	6,220,688
Asset impairment	—	—	—	12,022

Gross profit	183,414	53,211	198,260	122,913

Selling, general and administrative expenses	74,818	92,291	245,611	299,283
Restructuring items, net	—	3,451	1,987	9,120

Total costs and expenses	1,668,217	2,250,007	5,401,244	6,541,113

Operating income (loss)	108,596	(42,531)	(49,338)	(185,490)

Other expense (income):
Interest expense	38,843	35,500	124,855	99,212
Interest income	(488)	(646)	(3,843)	(1,600)
Miscellaneous, net	(332)	(590)	(4,008)	(4,614)

Total other expense, net	38,023	34,264	117,004	92,998

Income (loss) from continuing operations before reorganization items and income taxes	70,573	(76,795)	(166,342)	(278,488)

Reorganization items	16,779	—	65,383	—

Income (loss) from continuing operations before income taxes	53,794	(76,795)	(231,725)	(278,488)

Income tax expense (benefit)	555	(28,451)	3,180	(85,477)

Income (loss) from continuing operations	53,239	(48,344)	(234,905)	(193,011)

Income (loss) from operation of discontinued business, net of tax	—	(4,437)	599	(4,450)

Gain on sale of discontinued business, net of tax	—	—	—	903

Net income (loss)	$53,239	$(52,781)	$(234,306)	$(196,558)

Income (loss) per common share—basic and diluted:
Continuing operations	$0.72	$(0.69)	$(3.17)	$(2.85)
Discontinued business	—	(0.06)	0.01	(0.05)

Net income (loss)	$0.72	$(0.75)	$(3.16)	$(2.90)

Dividends declared per common share	$—	$0.0225	$—	$0.0675

Weighted average shares outstanding	74,055,733	70,182,107	74,055,733	67,764,524

The accompanying notes are an integral part of these Consolidated Financial Statements.

Pilgrim's Pride Corporation
June 27, 2009
Index

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES DEBTOR AND DEBTOR-IN-POSSESSION CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Nine Months Ended
	June 27, 2009	June 28, 2008
	(In thousands)
Cash flows from operating activities:
Net loss	$(234,306)	$(196,558)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	177,832	176,802
Asset impairment	5,409	12,022
Gain on property disposals	(20,893)	(4,141)
Deferred income tax benefit	—	(87,489)
Changes in operating assets and liabilities:
Accounts and other receivables	(121,375)	12,106
Inventories	250,905	(175,458)
Prepaid expenses and other current assets	24,131	(30,196)
Accounts payable and accrued expenses	(133,721)	(37,661)
Income taxes receivable, net	898	(5,089)
Other	(1,889)	(16,337)

Cash used in operating activities	(53,009)	(351,999)

Cash flows for investing activities:
Acquisitions of property, plant and equipment	(65,605)	(97,641)
Purchases of investment securities	(16,088)	(25,491)
Proceeds from sale or maturity of investment securities	12,244	18,770
Change in restricted cash and cash equivalents	(12,931)	—
Proceeds from property disposals	78,225	19,217

Cash used in investing activities	(4,155)	(85,145)

Cash flows from financing activities:
Proceeds from short-term notes payable	430,817	—
Payments on short-term notes payable	(430,817)	—
Proceeds from long-term debt	831,250	1,217,020
Payments on long-term debt	(719,740)	(1,016,983)
Proceeds from sale of common stock	—	177,220
Change in outstanding cash management obligations	(11,172)	57,678
Cash dividends paid	—	(4,661)
Other	(808)	(5,457)

Cash provided by financing activities	99,530	424,817

Effect of exchange rate changes on cash and cash equivalents	(2,740)	230

Increase (decrease) in cash and cash equivalents	39,626	(12,097)
Cash and cash equivalents, beginning of period	61,553	66,168

Cash and cash equivalents, end of period	$101,179	$54,071

The accompanying notes are an integral part of these Consolidated Financial Statements.

Pilgrim's Pride Corporation
June 27, 2009
Index

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE A—CHAPTER 11 PROCEEDINGS

Chapter 11 Bankruptcy Filings

On December 1, 2008 (the "Petition Date"), Pilgrim’s Pride Corporation and certain of its subsidiaries (collectively, the "Debtors") filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division (the "Bankruptcy Court"). The cases are being jointly administered under Case No. 08-45664. The Company’s operations in Mexico and certain operations in the United States (“US”) were not included in the filing (the “Non-filing Subsidiaries”) and will continue to operate outside of the Chapter 11 process.

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

The filing of the Chapter 11 petitions constituted an event of default under certain of our debt obligations, and those debt obligations became automatically and immediately due and payable, subject to an automatic stay of any action to collect, assert, or recover a claim against the Company and the application of applicable bankruptcy law. As a result, the accompanying Consolidated Balance Sheet as of September 27, 2008 includes reclassifications of $1,872.1 million to reflect as current certain long-term debt under the Company’s credit facilities that, absent the stay, would have become automatically and immediately due and payable. Because of the bankruptcy petition, most of the Company’s pre-petition long-term debt is included in liabilities subject to compromise at June 27, 2009. The Company classifies pre-petition liabilities subject to compromise as a long-term liability because management does not believe the Company will use existing current assets or create additional current liabilities to fund these obligations.

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

Pilgrim's Pride Corporation
June 27, 2009
Index

On December 2, 2008, the Bankruptcy Court granted interim approval authorizing the Company and certain of its subsidiaries consisting of PPC Transportation Company, PFS Distribution Company, PPC Marketing, Ltd., and Pilgrim's Pride Corporation of West Virginia, Inc. (collectively, the "US Subsidiaries"), and To-Ricos, Ltd. and To-Ricos Distribution, Ltd. (collectively with the US Subsidiaries, the "Subsidiaries") to enter into a Post-Petition Credit Agreement (the "Initial DIP Credit Agreement") among the Company, as borrower, the US Subsidiaries, as guarantors, Bank of Montreal, as agent (the "DIP Agent"), and the lenders party thereto. On December 2, 2008, the Company, the US Subsidiaries and the other parties entered into the Initial DIP Credit Agreement, subject to final approval of the Bankruptcy Court. On December 30, 2008, the Bankruptcy Court granted final approval authorizing the Company and the Subsidiaries to enter into an Amended and Restated Post-Petition Credit Agreement dated December 31, 2008, as amended (the "DIP Credit Agreement"), among the Company, as borrower, the Subsidiaries, as guarantors, the DIP Agent, and the lenders party thereto.

The DIP Credit Agreement provides for an aggregate commitment of up to $450 million, which permits borrowings on a revolving basis. The commitment includes a $25 million sub-limit for swingline loans and a $20 million sub-limit for standby letters of credit. Outstanding borrowings under the DIP Credit Agreement will bear interest at a per annum rate equal to 8.0% plus the greatest of (i) the prime rate as established by the DIP Agent from time to time, (ii) the average federal funds rate plus 0.5%, or (iii) the LIBOR rate plus 1.0%, payable monthly. The weighted average interest rates for the three and nine months ended June 27, 2009 were 11.25% and 11.33%, respectively. The loans under the Initial DIP Credit Agreement were used to repurchase all receivables sold under the Company's Amended and Restated Receivables Purchase Agreement dated September 26, 2008, as amended (the “RPA”). Loans under the DIP Credit Agreement may be used to fund the working capital requirements of the Company and its subsidiaries according to a budget as approved by the required lenders under the DIP Credit Agreement. For additional information on the RPA, see Note G—Trade Accounts and Other Receivables.

Pilgrim's Pride Corporation
June 27, 2009
Index

Actual borrowings by the Company under the DIP Credit Agreement are subject to a borrowing base, which is a formula based on certain eligible inventory and eligible receivables. The borrowing base formula is reduced by (i) pre-petition obligations under the Fourth Amended and Restated Secured Credit Agreement dated as of February 8, 2007, among the Company and certain of its subsidiaries, Bank of Montreal, as administrative agent, and the lenders parties thereto, as amended, (ii) administrative and professional expenses incurred in connection with the bankruptcy proceedings, and (iii) the amount owed by the Company and the Subsidiaries to any person on account of the purchase price of agricultural products or services (including poultry and livestock) if that person is entitled to any grower's or producer's lien or other security arrangement. The borrowing base is also limited to 2.22 times the formula amount of total eligible receivables. The DIP Credit Agreement provides that the Company may not incur capital expenditures in excess of $150 million. The Company must also meet minimum monthly levels of EBITDAR. Under the DIP Credit Agreement, "EBITDAR" means, generally, net income before interest, taxes, depreciation, amortization, writedowns of goodwill and other intangibles, asset impairment charges, certain closure costs and other specified costs, charges, losses and gains. The DIP Credit Agreement also provides for certain other covenants, various representations and warranties, and events of default that are customary for transactions of this nature. As of June 27, 2009, the applicable borrowing base and the amount available for borrowings under the DIP Credit Agreement were both $348.6 million as there were no outstanding borrowings under the Credit Agreement.

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

The DIP Credit Agreement allows the Company to provide additional advances to the Non-filing Subsidiaries of up to approximately $25 million. Management believes that all of the Non-filing Subsidiaries, including the Company’s Mexican subsidiaries, will be able to operate within this limitation.

Pilgrim's Pride Corporation
June 27, 2009
Index

On July 15, 2009, the Company entered into a Third Amendment (the "Amendment") to the DIP Credit Agreement. The Amendment is subject to the approval of the Bankruptcy Court. The Amendment amends the DIP Credit Agreement to allow the Company to invest in certain interest bearing accounts and government securities, subject to certain conditions. In connection with the Amendment, the Company also agreed to reduce the total available commitments under the DIP Credit Agreement from $450 million to $350 million. The Amendment also allows the Company to enter into certain ordinary course hedging contracts relating to feed ingredients used by the Company and its subsidiaries in their businesses. The Company may only enter into hedging contracts which satisfy the following conditions, among other restrictions: (a) the contract is traded on a recognized commodity exchange; (b) the contract expiration date is no later than March 21, 2010, or a later date if agreed to by the DIP Agent; (c) the Company and its subsidiaries do not have open forward, futures or options positions in the subject commodity, other than commodity hedging arrangements entered into at the request or direction of a customer, in excess of 50% of the Company's other expected usage of such commodity for a specified period; (d) the contract is not entered into for speculative purposes; and (e) the Company will not have more than $100 million in margin requirements with respect to all such non-customer hedging contracts.

For additional information on the DIP Credit Agreement, see Note K—Short-Term Notes Payable and Long-Term Debt.

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

Pilgrim's Pride Corporation
June 27, 2009
Index

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

Pilgrim's Pride Corporation
June 27, 2009
Index

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

On February 11, 2009, the Bankruptcy Court issued an order granting the Company's motion to impose certain restrictions on trading in shares of the Company's common stock in order to preserve valuable tax attributes. This order established notification procedures and certain restrictions on transfers of common stock or options to purchase the common stock of the Company. The trading restrictions apply retroactively to January 17, 2009, the date the motion was filed, to investors beneficially owning at least 4.75% of the outstanding shares of common stock of the Company. For these purposes, beneficial ownership of stock is determined in accordance with special US tax rules that, among other things, apply constructive ownership concepts and treat holders acting together as a single holder. In addition, in the future, the Company may request that the Bankruptcy Court impose certain trading restrictions on certain debt of, and claims against, the Company.

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

Management is addressing the Company’s ability to return to profitability by conducting profitability reviews at certain facilities in an effort to reduce inefficiencies and manufacturing costs. During the first nine months of 2009, the Company closed seven processing complexes, closed two distribution centers and reduced or consolidated production at various other facilities throughout the US. These actions will ultimately result in a reduction of approximately 6,390 production positions and 440 non-production positions.

Pilgrim's Pride Corporation
June 27, 2009
Index

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

Condensed Combined Financial Information of Debtors

The following unaudited condensed combined financial information is presented for the Debtors as of June 27, 2009 or for the nine months then ended (in thousands):

Balance Sheet Information:
Current assets	$1,323,810
Identified intangible assets	59,725
Investment in subsidiaries	325,856
Property, plant and equipment, net	1,405,151
Other assets	94,223

Total assets	$3,208,765

Current liabilities	$360,630
Long-term liabilities	292,294

Liabilities not subject to compromise	652,924
Liabilities subject to compromise	2,264,932

Total liabilities	2,917,856
Stockholders’ equity	290,909

Total liabilities and stockholders’ equity	$3,208,765

Statement of Operations Information:
Net sales	$4,864,864
Gross profit	147,710
Operating loss	(80,238)
Reorganization items	62,441
Income from equity affiliates	20,320
Net loss	(234,306)

Statement of Cash Flows Information:
Cash used in operating activities	$(101,943)
Cash used in investing activities	(19,320)
Cash provided by financing activities	145,745

Pilgrim's Pride Corporation
June 27, 2009
Index

NOTE B—BASIS OF PRESENTATION

Consolidated Financial Statements

The accompanying unaudited consolidated financial statements of Pilgrim’s Pride Corporation (referred to herein as “Pilgrim’s,” “the Company,” “we,” “us,” “our” or similar terms) have been prepared in accordance with accounting principles generally accepted in the US for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the US Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the US for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments unless otherwise disclosed) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended June 27, 2009 are not necessarily indicative of the results that may be expected for the year ending September 26, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in Pilgrim’s Annual Report on Form 10-K for the year ended September 27, 2008.

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

Pilgrim's Pride Corporation
June 27, 2009
Index

In accordance with accounting principles generally accepted in the United States (“GAAP”), we have applied American Institute of Certified Public Accountants’ Statement of Position (“SOP”) 90-7, Financial Reporting by Entities in Reorganization under the Bankruptcy Code, in preparing the Consolidated Financial Statements. SOP 90-7 requires that the financial statements, for periods subsequent to the Chapter 11 filing, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred in the bankruptcy proceedings are recorded in reorganization items on the accompanying Consolidated Statements of Operations. In addition, pre-petition obligations that may be impacted by the bankruptcy reorganization process have been classified on the Consolidated Balance Sheet at June 27, 2009 in Liabilities subject to compromise. These liabilities are reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts. For information on the bankruptcy reorganization process, see Note A—Chapter 11 Proceedings. For information on the pre-petition obligations that may be impacted by the bankruptcy reorganization process, see Note L—Liabilities Subject to Compromise.

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

The Company has evaluated subsequent events through the issuance of these financial statements, which occurred on July 31, 2009.

Pilgrim's Pride Corporation
June 27, 2009
Index

Recently Adopted Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and was effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. On September 28, 2008, the Company adopted the portion of SFAS No. 157 that was not delayed, and since the Company’s existing fair value measurements are consistent with the guidance of SFAS No. 157, the partial adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial statements. The adoption of the deferred portion of SFAS No. 157 on September 27, 2009 is not expected to have a material impact on the Company’s consolidated financial statements.

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

In April 2009, the FASB issued three separate Staff Positions in response to the current economic downturn in the United States. FSP FAS157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS115-2 and FAS124-2, Recognition and Presentation of Other-Than-Temporary Impairments, amends the other-than-temporary impairment guidance in US GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS107-1 and APB28-1, Interim Disclosures about Fair Value of Financial Instruments, amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. The adoption of the Staff Positions for the Company’s interim reporting period ending on June 27, 2009 did not have a material impact on the Company’s consolidated financial statements.

Pilgrim's Pride Corporation
June 27, 2009
Index

See Note F—Investments and Fair Value Measurements for expanded disclosures about the Company’s investments and the fair value measurements used for the Company’s financial instruments.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of SFAS No. 165 for the Company’s interim reporting period ending on June 27, 2009 did not have a material impact on the Company’s consolidated financial statements.

Accounting Pronouncements Issued But Not Yet Adopted

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. This Statement improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects by establishing principles and requirements for how the acquirer (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company must apply prospectively SFAS No. 141(R) to business combinations for which the acquisition date occurs during or subsequent to the first quarter of 2010. The impact that adoption of SFAS No. 141(R) will have on the Company’s financial condition, results of operations and cash flows is dependent upon many factors. Such factors would include, among others, the fair values of the assets acquired and the liabilities assumed in any applicable business combination, the amount of any costs the Company would incur to effect any applicable business combination, and the amount of any restructuring costs the Company expected but was not obligated to incur as the result of any applicable business combination. Upon emergence from bankruptcy, the Company could qualify for fresh start accounting under SOP 90-7. Fresh start accounting incorporates many of the concepts of purchase accounting; therefore, SFAS No. 141(R) could directly affect the Company’s accounting upon emergence. We cannot accurately predict the effect SFAS No. 141(R) will have on future acquisitions at this time.

In December 2007, the FASB also issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. This Statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for how that reporting entity (i) identifies, labels and presents in its consolidated statement of financial position the ownership interests in subsidiaries held by parties other than itself, (ii) identifies and presents on the face of its consolidated statement of operations the amount of consolidated net income attributable to itself and to the noncontrolling interest, (iii) accounts for changes in its ownership interest while it retains a controlling financial interest in a subsidiary, (iv) initially measures any retained noncontrolling equity investment in a subsidiary that is deconsolidated, and (v) discloses other information about its interests and the interests of the noncontrolling owners. The Company must apply prospectively the accounting requirements of SFAS No. 160 in the first quarter of 2010. The Company should also apply retroactively the presentation and

b

Pilgrim's Pride Corporation
June 27, 2009
Index

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

Pilgrim's Pride Corporation
June 27, 2009
Index

NOTE C—REORGANIZATION ITEMS

SOP 90-7 requires separate disclosure of reorganization items such as realized gains and losses from the settlement of pre-petition liabilities, provisions for losses resulting from the reorganization and restructuring of the business, as well as professional fees directly related to the process of reorganizing the Debtors under Chapter 11. The Debtors’ reorganization items for the three and nine months ended June 27, 2009 consist of the following:

	Three Months Ended June 27, 2009	Nine Months Ended June 27, 2009
	(In thousands)
Professional fees directly related to reorganization (a)	$15,118	$35,238
DIP Credit Agreement related expenses	—	11,375
Net gain on asset disposals(b)	(12,233)	(12,233)
Other (c)	13,894	31,003

Reorganization items, net	$16,779	$65,383

(a)
Professional fees directly related to the reorganization include post-petition fees associated with advisors to the Debtors, the statutory committee of unsecured creditors and certain secured creditors. Professional fees are estimated by the Debtors and will be reconciled to actual invoices when received.

(b)	Net gain on asset disposals includes (1) gain on the sale of the Farmerville, LA processing facility and (2) loss on the sale of the Company’s interest in a hog farming joint venture.

(c)
Other expenses includes (1) severance, grower pay, live flock impairment, inventory disposal costs, equipment relocation costs and other shutdown costs related to the closed processing facilities in Douglas, Georgia; El Dorado, Arkansas; Farmerville, Louisiana; Franconia, Pennsylvania and Dalton, Georgia, (2) severance costs related to the closed distribution center in Houston, Texas, the February 2009 Operations management reduction-in-force (“RIF”) action, the April 2009 non-production employee RIF action, and reduced or consolidated production at various facilities throughout the US, (3) asset impairment costs related to the closed processing facility in Dalton, Georgia, and (4) fees associated with the termination of the RPA on December 3, 2008.

In May 2009, the Company sold its closed processing complex and certain inventories in Farmerville, Louisiana for $72.3 million. The Company recognized a gain of $15.0 million on this transaction that is included in Reorganization items, net on its Consolidated Statement of Operations. In June 2009, the Company disposed of its interest in a hog farming joint venture and wrote off outstanding receivables due from that joint venture. The Company recognized a loss on these transactions of $2.8 million that is included in Reorganization items, net on its Consolidated Statement of Operations.

Net cash paid for reorganization items for the three and nine months ended June 27, 2009 totaled $19.3 million and $38.6 million, respectively. For the three months ended June 27, 2009, this represented payment of professional fees directly related to reorganization totaling $9.9 million, severance payments totaling $4.0 million and payment of facility closure costs totaling $5.4 million. For the nine months ended June 27, 2009, this represented payment of professional fees directly related to the reorganization totaling $16.6 million, payment of DIP Credit Agreement related expenses totaling $11.4 million, severance payments of $4.5 million, payment of facility closure costs totaling $5.4 million and payment of fees associated with the termination of the RPA totaling $0.7 million.

Pilgrim's Pride Corporation
June 27, 2009
Index

For additional information on costs related to (1) the closures of our facilities in Douglas, Georgia; El Dorado, Arkansas; Farmerville, Louisiana; Franconia, Pennsylvania and Dalton, Georgia and (2) severance costs related to the closed distribution center in Houston, Texas, the February 2009 Operations management RIF action, the April 2009 non-production employee RIF action and reduced or consolidated production at various facilities throughout the US, see Note E—Restructuring Activities.

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

For a period of time, we continued to generate operating results and cash flows associated with our discontinued turkey business. These activities were transitional in nature. We entered into a short-term co-pack agreement with the acquirer of the discontinued turkey business under which they processed turkeys for sale to our customers through the end of 2008. We had no remaining turkey inventories as of June 27, 2009 and did not recognize additional operating results related to our discontinued turkey business during the third quarter of 2009. For the period of time until we have collected the remaining outstanding receivables and settled outstanding liabilities, we will continue to report cash flows associated with our discontinued turkey business, although at a substantially reduced level.

Neither our continued involvement in the distribution and sale of these turkeys or the co-pack agreement conferred upon us the ability to influence the operating and/or financial policies of the turkey business under its new ownership.

No debt was assumed by the acquirer of the discontinued turkey business or required to be repaid as a result of the disposal transaction. We elected to allocate to the discontinued turkey operation other consolidated interest that was not directly attributable to or related to other operations of the Company based on the ratio of net assets to be sold or discontinued to the sum of the total net assets of the Company plus consolidated debt. Interest allocated to the discontinued business in the three and nine months ended June 28, 2008 totaled $0.5 million and $1.1 million, respectively. We did not allocate interest to the discontinued business in the three and nine months ended June 27, 2009.

Pilgrim's Pride Corporation
June 27, 2009
Index

The following amounts related to our turkey business were segregated from continuing operations and included in the line item Income from operation of discontinued business, net of tax in the Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
	(In thousands)
Net sales	$—	$14,779	$25,788	$70,791

Income (loss) from operation of discontinued business before income taxes	$—	$(7,127)	$962	$(7,149)
Income tax benefit	—	(2,690)	(363)	(2,699)

Income (loss) from operation of discontinued business, net of tax	$—	$(4,437)	$599	$(4,450)

Gain on sale of discontinued business before income taxes	$—	$—	$—	$1,450
Income tax expense	—	—	—	547

Gain on sale of discontinued business, net of tax	$—	$—	$—	$903

The following assets and liabilities related to our turkey business have been segregated and included in Prepaid expenses and other current assets and Liabilities of discontinued business, as appropriate, in the consolidated balance sheets as of June 27, 2009 and September 27, 2008.

	June 27, 2009	September 27, 2008
	(In thousands)
Trade accounts and other receivables, less allowance for doubtful accounts	$69	$5,881
Inventories	—	27,638

Assets of discontinued business	$69	$33,519

Accounts payable	$—	$7,737
Accrued expenses	1,470	3,046

Liabilities of discontinued business	$1,470	$10,783

Pilgrim's Pride Corporation
June 27, 2009
Index

NOTE E—RESTRUCTURING ACTIVITIES

Through the third quarter of 2009 and in 2008, the Company completed the following restructuring activities:

•	Closed processing complexes in Dalton, Georgia; Douglas, Georgia; El Dorado, Arkansas; Franconia, Pennsylvania; Clinton, Arkansas; Bossier City, Louisiana and Siler City, North Carolina,
•	Sold a closed processing complex in Farmerville, Louisiana,
•	Sold closed distribution centers in El Paso, Texas; Pompano Beach, Florida and Plant City, Florida,
•	Closed distribution centers in Houston, Texas; Oskaloosa, Iowa; Jackson, Mississippi; Cincinnati, Ohio and Nashville, Tennessee,
•	Reduced its workforce by approximately 440 non-production positions, including the resignations of the former Chief Executive Officer and former Chief Operating Officer,
•	Closed an administrative office building in Duluth, Georgia in June 2008, and
•	Reduced or consolidated production at various other facilities throughout the US.

Significant actions that occurred from the second quarter of 2009 through the third quarter of 2009 were approved by the Bankruptcy Court, when required under the Bankruptcy Code, as part of the Company’s reorganization efforts. These actions began in January 2009 and were completed in June 2009. Significant actions that occurred from the second quarter of 2008 through the first quarter of 2009 were approved by the Company’s Board of Directors as part of a plan intended to curtail losses amid record-high costs for corn, soybean meal and other feed ingredients and an oversupply of chicken in the US. These actions began in March 2008 and were completed in June 2009. These restructuring activities resulted in the elimination of approximately 6,390 production positions and 440 non-production positions.

Results of operations for the three and nine months ended June 27, 2009 included restructuring charges totaling $6.6 million and $23.1 million, respectively, related to these actions. All of these restructuring charges, with the exception of certain lease continuation costs, have resulted in cash expenditures or will result in cash expenditures within one year. Results of operations for the three and nine months ended June 27, 2009 also included adjustments totaling $2.1 million and $7.4 million, respectively, that reduced the accrued costs. These adjustments included the elimination of accrued severance costs in excess of actual severance costs incurred for several of the 2008 restructuring actions primarily during the first and second quarters of 2009, elimination of accrued severance costs in excess of actual severance costs incurred for several of the 2009 reorganization actions primarily during the third quarter of 2009, the assumption of the Duluth, Georgia lease obligation by an outside party during the second quarter of 2009, the elimination of accrued other restructuring costs in excess of actual other restructuring costs incurred for several of the 2008 restructuring actions during the second quarter of 2009 and the elimination of accrued other restructuring costs in excess of actual other restructuring costs incurred for the Douglas, Georgia reorganization action during the third quarter of 2009.

Pilgrim's Pride Corporation
June 27, 2009
Index

The following table sets forth restructuring activity that occurred during the nine months ended June 27, 2009:

	Accrued Lease Obligation	Accrued Severance and Employee Retention	Accrued Other Restructuring Costs	Restructuring- Related Inventory Reserves	Total
	(In thousands)
September 27, 2008	$4,466	$2,694	$5,651	$1,212	$14,023

Accruals	372	3,647	60	—	4,079
Payment / Disposal	(330)	(4,288)	(705)	(715)	(6,038)
Adjustments	—	(1,269)	—	—	(1,269)

December 27, 2008	4,508	784	5,006	497	10,795

Accruals	—	7,484	—	4,937	12,421
Payment / Disposal	(98)	(129)	(309)	(285)	(821)
Adjustments	(2,574)	(446)	(790)	(212)	(4,022)

March 28, 2009	$1,836	$7,693	$3,907	$4,937	$18,373

Accruals	—	4,538	2,000	92	6,630
Payment / Disposal	(97)	(4,147)	(1,739)	(3,760)	(9,743)
Adjustments	—	(1,604)	(541)	—	(2,145)

June 27, 2009	$1,739	$6,480	$3,627	$1,269	$13,115

Costs incurred in the second and third quarters of 2009 are primarily classified as reorganization items. Consistent with the Company's previous practice and because management believes costs incurred in the first quarter of 2009 are related to ceasing production at previously announced facilities and not directly related to the Company's ongoing production, they are classified as a component of operating income (loss) below gross profit.

The Company recognized impairment charges totaling $5.4 million during the third quarter of 2009 to reduce the carrying amounts of certain property, plant and equipment located at a facility closed in 2009 to their estimated fair values. These costs were classified as reorganization items. The Company recognized impairment charges totaling $12.0 million during the second quarter of 2008 to reduce the carrying amounts of certain property, plant, equipment and other assets located at or related to facilities closed in 2008 to their estimated fair values. Consistent with our previous practice and because management believes the realization of the carrying amounts of the affected assets was directly related to the Company's production activities, the charges were reported as a component of gross profit (loss).

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

Pilgrim's Pride Corporation
June 27, 2009
Index

NOTE F—FINANCIAL INSTRUMENTS

FSP FAS107-1 and APB 28-1 Disclosures

Effective for the quarter ended June 27, 2009, the Company adopted FSP FAS107-1 and APB28-1, Interim Disclosures about Fair Value of Financial Instruments, which extends the disclosure requirements regarding the fair value of financial instruments under SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to interim financial statements of publicly traded companies. The asset (liability) amounts recorded in the Consolidated Balance Sheet (carrying amounts) and the estimated fair values of financial instruments at June 27, 2009 consisted of the following:

	Carrying Amount	Fair Value	Reference
	(In thousands)
Cash and cash equivalents	$101,179	$101,179
Current restricted cash and cash equivalents	6,677	6,677
Trade accounts and other receivables	291,207	291,207	Note G
Investments in available-for-sale securities	66,083	66,083
Long-term restricted cash and cash equivalents(a)	6,254	6,254
Accounts payable and accrued expenses	(474,629)	(474,629)	Note J
Public debt obligations	(656,996)	(553,450)	Note K
Non-public credit facilities	(1,412,017)	(b )	Note K

(a)	Long-term restricted cash and cash equivalents are included in Other assets on the Consolidated Balance Sheet.

(b)	Management also expects that the fair value of our non-public credit facilities has also decreased, but cannot reliably estimate the fair value at this time.

The carrying amounts of our cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable and certain other liabilities approximate their fair values due to their relatively short maturities. The Company adjusts its investments to fair value based on quoted market prices in active markets for identical investments, quoted market prices in active markets for similar investments with inputs that are observable for the subject investment or unobservable inputs such as discounted cash flow models or valuations.

FSP FAS115-2 and 124-2 Disclosures

Effective for the quarter ended June 27, 2009, the Company adopted FSP FAS115-2 and FAS124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which extends the disclosure requirements about debt and equity securities established in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, as well as provides new disclosure requirements.

Pilgrim's Pride Corporation
June 27, 2009
Index

The following is a summary of our cash equivalents and current and long-term investments in available-for-sale securities:

	June 27, 2009		September 27, 2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Cash equivalents:
Fixed income securities	$2,104	$2,151	$—	$—
Other	4,471	4,471	—	—

Total cash equivalents	$6,575	$6,622	$—	$—

Current investments:
Fixed income securities	$5,781	$5,902	$9,798	$9,835
Other	—	—	604	604

Total current investments	$5,781	$5,902	$10,402	$10,439

Long-term investments:
Fixed income securities	$48,559	$50,855	$44,041	$44,127
Equity securities	8,289	8,289	9,775	9,775
Other	1,037	1,037	1,952	1,952

Total long-term investments	$57,885	$60,181	$55,768	$55,854

Maturities for the Company’s investments in fixed income securities as of June 27, 2009 were as follows:

	Amount	Percent
	(In thousands)
Matures in less than one year	$8,053	13.7%
Matures between one and two years	13,064	22.2%
Matures between two and five years	34,331	58.3%
Matures in excess of five years	3,460	5.8%

	$58,908	100.0%

The cost of each security sold and the amount reclassified out of accumulated other comprehensive income into earnings is determined on a specific identification basis.

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

Pilgrim's Pride Corporation
June 27, 2009
Index

Certain investments are held in trust as compensating balance arrangements for our insurance liability and are classified as long-term based on a maturity date greater than one year from the balance sheet date and management’s intention not to use such assets in the next twelve months.

SFAS No. 157 Disclosures

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

As of June 27, 2009, the Company held certain items that are required to be measured at fair value on a recurring basis. These included cash and cash equivalents, short-term investments in available-for-sale securities and long-term investments in available-for-sale securities. Cash equivalents consist of short-term, highly liquid, income-producing investments such as money market funds and other funds that have maturities of 90 days or less which are traded in active markets. Short-term investments in available-for-sale securities consist of short-term, highly liquid, income-producing investments such as municipal debt securities that have maturities of greater than 90 days but less than one year. Long-term investments in available-for-sale securities consist of income-producing investments such as municipal debt securities, corporate debt securities, equity securities and fund-of-funds units that have maturities of greater than one year.

The following items are measured at fair value on a recurring basis at June 27, 2009:

	Level 1	Level 2	Level 3	Total
	(In thousands)
Cash and cash equivalents	$98,162	$3,017	$—	$101,179
Current restricted cash and cash equivalents	6,677	—	—	6,677
Short-term investments in available-for-sale securities	—	5,902	—	5,902
Long-term investments in available-for-sale securities	8,289	50,859	1,033	60,181
Long-term restricted cash and cash equivalents	6,254	—	—	6,254

Pilgrim's Pride Corporation
June 27, 2009
Index

The following table presents the Company’s activity for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS No. 157 for the nine months ended June 27, 2009:

	Fund of Funds	Auction Rate Securities	Total
	(In thousands)
Balance at September 27, 2008	$1,197	$2,425	$3,622
Included in other comprehensive income	(210)	—	(210)

Balance at December 27, 2008	$987	$2,425	$3,412
Sale of securities	—	(2,425)	(2,425)
Included in other comprehensive income	17	—	17

Balance at March 28, 2009	1,004	—	1,004
Included in other comprehensive income	29	—	29

Balance at June 27, 2009	$1,033	$—	$1,033

NOTE G—TRADE ACCOUNTS AND OTHER RECEIVABLES

Trade accounts and other receivables, less allowance for doubtful accounts, consisted of the following components:

	June 27, 2009	September 27, 2008
	(In thousands)
Trade accounts receivable	$286,701	$135,003
Other receivables	9,768	13,854

Receivables, gross	296,469	148,857
Allowance for doubtful accounts	(5,262)	(4,701)

Receivables, net	$291,207	$144,156

In connection with the RPA, the Company sold, on a revolving basis, certain of its trade receivables to a special purpose entity (“SPE”) wholly owned by the Company, which in turn sold a percentage ownership interest to third parties. The SPE was a separate corporate entity and its assets were available first and foremost to satisfy the claims of its creditors. The gross proceeds resulting from the sales were included in cash flows from operating activities in the Consolidated Statements of Cash Flows. On December 3, 2008, the RPA was terminated and all receivables thereunder were repurchased with proceeds of borrowings under the DIP Credit Agreement. The loss recognized on the sold receivables during the nine months ended June 27, 2009 was not material.

Pilgrim's Pride Corporation
June 27, 2009
Index

NOTE H—INVENTORIES

Inventories consisted of the following components:

	June 27, 2009	September 27, 2008
	(In thousands)
Chicken:
Live chicken and hens	$302,725	$385,511
Feed and eggs	200,786	265,959
Finished chicken products	275,427	365,123

Total chicken inventories	778,938	1,016,593

Other products:
Commercial feed, table eggs, retail farm store and other	$16,676	$13,358
Distribution inventories (other than chicken products)	3,232	6,212

Total other products inventories	19,908	19,570

Total inventories	$798,846	$1,036,163

Inventories included a lower-of-cost-or-market allowance of $26.6 million at September 27, 2008. There was no lower-of-cost-or-market allowance recorded at June 27, 2009.

NOTE I—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consisted of the following components:

	June 27, 2009	September 27, 2008
	(In thousands)
Land	$111,086	$111,567
Buildings, machinery and equipment	2,464,682	2,465,608
Autos and trucks	59,603	64,272
Construction-in-progress	64,563	74,307

Property, plant and equipment, gross	2,699,934	2,715,754

Accumulated depreciation	(1,168,352)	(1,042,750)

Property, plant and equipment, net	$1,531,582	$1,673,004

We recognized depreciation expense related to our continuing operations of $52.6 million and $56.4 million during the three months ended June 27, 2009 and June 28, 2008, respectively. We recognized depreciation expense related to our continuing operations of $164.4 million and $164.6 million during the nine months ended June 27, 2009 and June 28, 2008, respectively. We also recognized depreciation charges related to our discontinued turkey business of $0.3 million and $0.7 million during the three and nine months ended June 28, 2008, respectively. We did not incur depreciation charges related to our discontinued turkey business in the three and nine months ended June 27, 2009.

Pilgrim's Pride Corporation
June 27, 2009
Index

In May 2009, the Company sold its closed processing complex and certain inventories in Farmerville, Louisiana for $72.3 million. The Company recognized a gain of $15.0 million on this transaction that is included in Reorganization items, net on its Consolidated Statement of Operations. In June 2009, the Company sold its closed distribution center in Plant City, Florida for $2.4 million. The Company recognized a loss of $0.4 million on this transaction that is included in Selling, general and administrative expenses on its Consolidated Statement of Operations.

The Company closed its processing complexes in Douglas, Georgia; El Dorado, Arkansas; Franconia, Pennsylvania and Dalton, Georgia in the third quarter of 2009 and closed its processing complexes in Bossier City, Louisiana and Clinton, Arkansas in the first quarter of 2009. Although the Company has received bids on some of these assets, management has not deemed any of the bids submitted to be acceptable and is not certain whether any bids acceptable to the Company will be received in the future. Management is also not certain that the Board of Directors would determine that it would be in the best interest of the bankruptcy estate to divest of these assets. Management is therefore not certain that it can or will divest of these assets within one year and, accordingly, has not classified them as assets held for sale. The Company continues to depreciate these assets. The Company recognized impairment charges totaling $5.4 million during the third quarter of 2009 to reduce the carrying amounts of certain idled assets located at the closed processing complex in Dalton, Georgia. At June 27, 2009, the carrying amount of these idled assets was $91.9 million based on depreciable value of $145.7 million and accumulated depreciation of $53.8 million.

The Company currently classifies certain assets related to its closed distribution center in El Paso, Texas as assets held for sale. At June 27, 2009 and September 27, 2008, the Company reported assets held for sale totaling $0.5 million and $17.4 million, respectively, in Prepaid expenses and other current assets on its Consolidated Balance Sheets.

Management does not believe that the aggregate carrying amount of the assets held for sale or the assets in the process of being idled is significantly impaired at the present time. However, should the carrying amounts of these assets consistently exceed future purchase offers received, if any, recognition of impairment charges could become necessary.

At the present time, the Company’s forecasts indicate that it can recover the carrying value of its operating assets, including its property, plant and equipment and identified intangible assets, based on the projected cash flows of the operations. A key assumption in management’s forecast is that the Company’s sales volumes will generate historical margins as supply and demand between commodities and chicken and other animal-based proteins become more balanced. However, the exact timing of the return to historical margins is not certain, and if the return to historical margins is delayed, impairment charges could become necessary in the future.

Pilgrim's Pride Corporation
June 27, 2009
Index

NOTE J—ACCRUED EXPENSES

Accrued expenses not subject to compromise consisted of the following components:

	June 27, 2009	September 27, 2008
	(In thousands)
Compensation and benefits	$108,219	$118,803
Interest and debt maintenance	11,618	35,488
Self insurance	95,586	170,787
Other	87,629	123,745

Total accrued expenses	$303,052	$448,823

For information on accrued restructuring costs, see Note E—Restructuring Activities. For information on accrued expenses subject to compromise, see Note L—Liabilities Subject to Compromise.

NOTE K—SHORT-TERM NOTES PAYABLE AND LONG-TERM DEBT

Short-term notes payable and long-term debt consisted of the following components:

	Maturity	June 27, 2009	September 27, 2008
		(In thousands)
Short-term notes payable:
Post-petition credit facility with notes payable at 8.00% plus the greatest of the facility agent's prime rate, the average federal funds rate plus 0.50%, or LIBOR plus 1.00%	2009	$—	$—

Long-term debt:
Senior unsecured notes, at 7 5/8%	2015	$400,000	$400,000
Senior subordinated unsecured notes, at 8 3/8%	2017	250,000	250,000
Secured revolving credit facility with notes payable at LIBOR plus 1.25% to LIBOR plus 2.75%	2013	216,761	181,900
Secured revolving credit facility with notes payable at LIBOR plus 1.65% to LIBOR plus 3.125%	2011	42,133	51,613
Secured revolving/term credit facility with four notes payable at LIBOR plus a spread, one note payable at 7.34% and one note payable at 7.56%	2016	1,126,398	1,035,250
Other	Various	33,720	23,220

Long-term debt		2,069,012	1,941,983
Current maturities of long-term debt		—	(1,874,469)
Long-term debt subject to compromise		(2,026,879)	—

Long-term debt, less current maturities		$42,133	$67,514

Pilgrim's Pride Corporation
June 27, 2009
Index

The filing of the Chapter 11 petitions constituted an event of default under certain of our debt obligations, and those debt obligations became automatically and immediately due and payable, subject to an automatic stay of any action to collect, assert, or recover a claim against the Company and the application of applicable bankruptcy law. As a result, the accompanying Consolidated Balance Sheet as of September 27, 2008 includes reclassifications of $1,872.1 million to reflect as current certain long-term debt under the Company’s credit facilities that, absent the stay, would have become automatically and immediately due and payable. Because of the bankruptcy petition, most of the Company’s pre-petition long-term debt is included in liabilities subject to compromise at June 27, 2009. The Company classifies pre-petition liabilities subject to compromise as a long-term liability because management does not believe the Company will use existing current assets or create additional current liabilities to fund these obligations.

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

The DIP Credit Agreement provides for an aggregate commitment of up to $450 million, which permits borrowings on a revolving basis. The commitment includes a $25 million sub-limit for swingline loans and a $20 million sub-limit for standby letters of credit. Outstanding borrowings under the DIP Credit Agreement will bear interest at a per annum rate equal to 8.0% plus the greatest of (i) the prime rate as established by the DIP Agent from time to time, (ii) the average federal funds rate plus 0.5%, or (iii) the LIBOR rate plus 1.0%, payable monthly. The weighted average interest rates for the three and nine months ended June 27, 2009 were 11.25% and 11.33%, respectively. The loans under the Initial DIP Credit Agreement were used to repurchase all receivables sold under the Company's RPA. Loans under the DIP Credit Agreement may be used to fund the working capital requirements of the Company and its subsidiaries according to a budget as approved by the required lenders under the DIP Credit Agreement. For additional information on the RPA, see Note G—Trade Accounts and Other Receivables.

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

Pilgrim's Pride Corporation
June 27, 2009
Index

The DIP Credit Agreement also provides for certain other covenants, various representations and warranties, and events of default that are customary for transactions of this nature. As of June 27, 2009, the applicable borrowing base and the amount available for borrowings under the DIP Credit Agreement were both $348.6 million as there were no outstanding borrowings under the Credit Agreement.

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

On July 15, 2009, the Company entered into the Amendment, which is subject to the approval of the Bankruptcy Court. The Amendment amends the DIP Credit Agreement to allow the Company to invest in certain interest bearing accounts and government securities, subject to certain conditions. In connection with the Amendment, the Company also agreed to reduce the total available commitments under the DIP Credit Agreement from $450 million to $350 million. The Amendment also allows the Company to enter into certain ordinary course hedging contracts relating to feed ingredients used by the Company and its subsidiaries in their businesses. The Company may only enter into hedging contracts which satisfy the following conditions, among other restrictions: (a) the contract is traded on a recognized commodity exchange; (b) the contract expiration date is no later than March 21, 2010, or a later date if agreed to by the DIP Agent; (c) the Company and its subsidiaries do not have open forward, futures or options positions in the subject commodity, other than commodity hedging arrangements entered into at the request or direction of a customer, in excess of 50% of the Company's other expected usage of such commodity for a specified period; (d) the contract is not entered into for speculative purposes; and (e) the Company will not have more than $100 million in margin requirements with respect to all such non-customer hedging contracts.

During the first nine months of 2009, the Company borrowed $616.7 million and repaid $525.6 million under the secured revolver/term credit agreement expiring in 2016, borrowed $214.6 million and repaid $179.7 million under the secured revolving credit facility expiring in 2013, borrowed and repaid $430.8 million under the DIP Credit Agreement and repaid $14.5 million under other facilities.

Pilgrim's Pride Corporation
June 27, 2009
Index

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

The filing of the bankruptcy petitions constituted an event of default under the secured credit agreement expiring in 2013 and the secured revolver/term credit agreement expiring in 2016 (together, the “Secured Debt”) as well as the 7 5/8% Senior Notes due 2015, the 8 3/8% Senior Subordinated Notes due 2017 and the 9 1/4% Senior Subordinated Notes due 2013 (together, the “Unsecured Debt”). The aggregate principal amount owed under these credit agreements and notes was approximately $2,000.2 million as of June 27, 2009. As a result of such event of default, all obligations under these agreements became automatically and immediately due and payable, subject to an automatic stay of any action to collect, assert, or recover a claim against the Company and the application of applicable bankruptcy law. As a result of the Company's Chapter 11 filing, after December 1, 2008, the Company accrued interest incurred on the Secured Debt at the default rate, which is two percent above the interest rate otherwise applicable under the associated credit agreements. Although the agreements related to the Unsecured Debt call for the accrual of interest after December 1, 2008 at a default rate that is two percent above the interest rate otherwise applicable under the associated note agreements, the Company has elected to accrue interest incurred on the Unsecured Debt, for accounting purposes, at the interest rate otherwise applicable under the associated note agreements until such time, if any, that the Bankruptcy Court approves the payment of interest or default interest incurred on the Unsecured Debt. Had the Company accrued interest incurred on the Unsecured Debt at the default rate, it would have recognized additional interest expense totaling $3.3 million and $7.7 million in the three and nine months ended June 27, 2009.

Pilgrim's Pride Corporation
June 27, 2009
Index

In June 1999, the Camp County Industrial Development Corporation issued $25 million of variable-rate environmental facilities revenue bonds supported by letters of credit obtained by us under our secured revolving credit facility expiring in 2013. Prior to our bankruptcy filing, the proceeds were available for the Company to draw from over the construction period in order to construct new sewage and solid waste disposal facilities at a poultry by-products plant in Camp County, Texas. The original proceeds from the issuance of the revenue bonds were held by the trustee of the bonds until we drew on the proceeds for the construction of the facility. We had not drawn on the proceeds or commenced construction of the facility prior to our bankruptcy filing. The filing of the bankruptcy petitions constituted an event of default under these bonds. As a result of the event of default, the trustee had the right to accelerate all obligations under the bonds such that they become immediately due and payable, subject to an automatic stay of any action to collect, assert, or recover a claim against the Company and the application of applicable bankruptcy law. In December 2008, the holders of the bonds tendered the bonds for remarketing, which was not successful. As a result, the trustee, on behalf of the holders of the bonds, drew upon the letters of credit supporting the bonds. The resulting reimbursement obligation was converted to borrowings under the secured revolving credit facility expiring in 2013 and secured by our domestic chicken inventories. On January 29, 2009, we obtained approval from the Bankruptcy Court to use the original proceeds of the bond offering held by the trustee to repay and cancel the revenue bonds. We received the proceeds of the bond offering from the trustee in March 2009 and immediately repaid and cancelled the revenue bonds.

NOTE L—LIABILITIES SUBJECT TO COMPROMISE

Liabilities subject to compromise refers to both secured and unsecured obligations that will be accounted for under a plan of reorganization. Generally, actions to enforce or otherwise effect payment of pre-Chapter 11 liabilities are stayed. SOP 90-7 requires pre-petition liabilities that are subject to compromise to be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. These liabilities represent the estimated amount expected to be allowed on known or potential claims to be resolved through the Chapter 11 process, and remain subject to future adjustments arising from negotiated settlements, actions of the Bankruptcy Court, rejection of executory contracts and unexpired leases, the determination as to the value of collateral securing the claims, proofs of claim, or other events. Liabilities subject to compromise also include certain items that may be assumed under the plan of reorganization, and as such, may be subsequently reclassified to liabilities not subject to compromise. The Company has included secured debt as a liability subject to compromise as management believes that there remains uncertainty to the terms under a plan of reorganization since the filing recently occurred. At hearings held in December 2008, the Bankruptcy Court granted final approval of many of the Debtors’ “first day” motions covering, among other things, human capital obligations, supplier relations, insurance, customer relations, business operations, certain tax matters, cash management, utilities, case management and retention of professionals. Obligations associated with these matters are not classified as liabilities subject to compromise.

Pilgrim's Pride Corporation
June 27, 2009
Index

In accordance with SOP 90-7, debt issuance costs should be viewed as valuations of the related debt. When the debt has become an allowed claim and the allowed claim differs from the net carrying amount of the debt, the recorded amount should be adjusted to the amount of the allowed claim (thereby adjusting existing debt issuance costs to the extent necessary to report the debt at this allowed amount). Through May 2, 2009, the Bankruptcy Court had not classified any of the Debtors’ outstanding debt as allowed claims. Therefore, the Company has classified the Debtors’ outstanding debt as Liabilities subject to compromise on the Consolidated Balance Sheet. The Company has not adjusted debt issuance costs, totaling $20.9 million at June 27, 2009, related to the Debtors’ outstanding debt. The Company may be required to expense these amounts or a portion thereof as reorganization items if the Bankruptcy Court ultimately determines that a portion of the debt is subject to compromise.

The Debtors have rejected certain pre-petition executory contracts and unexpired leases with respect to the Debtors’ operations with the approval of the Bankruptcy Court and may reject additional ones in the future. Damages resulting from rejection of executory contracts and unexpired leases are generally treated as general unsecured claims and will be classified as liabilities subject to compromise. Holders of pre-petition claims were required to file proofs of claims by the “general bar date” of June 1, 2009. A bar date is the date by which certain claims against the Debtors must be filed if the claimants wish to receive any distribution in the Chapter 11 cases. Creditors were notified of the general bar date and the requirement to file a proof of claim with the Bankruptcy Court. Differences between liability amounts estimated by the Debtors and claims filed by creditors are being investigated and, if necessary, the Bankruptcy Court will make a final determination of the allowable claim. Currently, the aggregate amount of claims filed by creditors exceeds the aggregate amount of claims recognized and estimated by the Debtors. Management believes the aggregate amount of claims presently recognized by the Debtors will ultimately not materially vary from the aggregate amount of claims allowed by the Bankruptcy Court. The determination of how liabilities will ultimately be treated cannot be made until the Bankruptcy Court approves a Chapter 11 plan of reorganization. Accordingly, the ultimate amount or treatment of such liabilities is not determinable at this time.

Liabilities subject to compromise consisted of the following:

June 27, 2009
(In thousands)
Accounts payable	$85,617
Accrued expenses	148,479
Secured long-term debt	1,369,883
Unsecured long-term debt	656,996
Other long-term liabilities	3,957

Total liabilities subject to compromise	$2,264,932

Liabilities subject to compromise includes trade accounts payable related to pre-petition purchases, all of which were not paid. As a result, the Company’s cash flows from operations were favorably affected by the stay of payment related to these accounts payable.

Pilgrim's Pride Corporation
June 27, 2009
Index

NOTE M—INCOME TAXES

The Company recorded income tax expense of $3.2 million, a (1%) effective tax rate, for the nine months ended June 27, 2009, compared to an income tax benefit of $85.5 million, a 31% effective tax rate, for the nine months ended June 28, 2008. The income tax benefit decreased from the prior year as a result of the Company's decision to record a valuation allowance against net deferred tax assets, including net operating losses and credit carryforwards, in the US and Mexico.

The Company maintains valuation allowances when it is more likely than not that all or a portion of a deferred tax asset may not be realized. Changes in valuation allowances from period to period are included in the tax provision in the period of change. We evaluate the recoverability of our deferred income tax assets by assessing the need for a valuation allowance on a quarterly basis. If we determine that it is more likely than not that our deferred income tax assets will be recovered, the valuation allowance will be reduced. As of June 27, 2009, the total value of such valuation allowances was $154.1 million.

With few exceptions, the Company is no longer subject to US federal, state or local income tax examinations for years prior to 2003 and is no longer subject to Mexico income tax examination for years prior to 2005. We are currently under audits by the Internal Revenue Service for tax years 2003 through 2006, and expect some of the audits to be settled within the next twelve months. While we expect certain claims made by US federal, state or local taxing authorities will be allowed, it is not practicable at this time to estimate the amount of significant payments, if any, to be made within the next twelve months.

During the next twelve months, it is reasonably possible that certain tax settlements and claims by US federal, state or local taxing authorities could materially change unrecognized tax benefits either because our tax positions are sustained or because the Company agrees to their disallowance. An estimate of the reasonably possible range cannot be made at this time. A material change in unrecognized tax benefits could materially affect the Company’s effective tax rate.

Pilgrim's Pride Corporation
June 27, 2009
Index

NOTE N—COMPREHENSIVE LOSS

Components of comprehensive loss include:

	Three Months Ended		Nine Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
	(In thousands)
Net income (loss)	$53,239	$(52,781)	$(234,306)	$(196,558)
Unrealized gain (loss) on securities, net of income tax impact (a)	737	(491)	1,193	(1,177)
Amortization of pension and other postretirement benefits plans periodic costs, net of income tax impact (b)	(1,029)	—	(1,029)	—

Comprehensive income (loss)	$52,947	$(53,272)	$(234,142)	$(197,735)

(a)
The Company allocated income tax expense (benefit) of approximately $395, $(267), $640 and $(640) in the third quarter of 2009, the third quarter of 2008, the first nine months of 2009 and the first nine months of 2008, respectively, to unrealized gain (loss) on securities.

(b)
The Company allocated income tax benefit of approximately $624 in both the third quarter of 2009 and the first nine months of 2009 to amortization of pension and other postretirement benefits plans periodic costs.

NOTE O—DERIVATIVE FINANCIAL INSTRUMENTS

In October 2008, the Company suspended the use of derivative financial instruments in response to its financial condition at that time. We immediately settled all outstanding derivative financial instruments and recognized losses in the first quarter of 2009 totaling $21.4 million that were recorded through cost of sales.

NOTE P—RELATED PARTY TRANSACTIONS

Lonnie “Bo” Pilgrim, the Senior Chairman, and certain entities related to Mr. Pilgrim are, collectively, the major stockholder of the Company (the “major stockholder”).

Cash transactions with the major stockholder or related entities are summarized below.

	Three Months Ended		Nine Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
	(In thousands)
Loan guaranty fees	$—	$1,304	$1,473	$3,431
Contract grower pay	$250	$259	$733	$779
Lease payments on commercial egg property	$188	$188	$563	$563
Other sales to major stockholder	$158	$205	$499	$557
Lease payments and operating expenses on airplane	$—	$116	$68	$351

Pilgrim's Pride Corporation
June 27, 2009
Index

Pilgrim Interests, Ltd., an entity related to Lonnie “Bo” Pilgrim, guarantees a portion of the Company's debt obligations. In consideration of such guarantees, the Company has paid Pilgrim Interests, Ltd. a quarterly fee equal to 0.25% of one-half of the average aggregate outstanding balance of such guaranteed debt. Pursuant to the terms of the DIP Credit Agreement, the Company may no longer pay any loan guarantee fees without the consent of the lenders party thereto. At June 27, 2009, the Company had classified accrued loan guaranty fees totaling $5.3 million as Liabilities subject to compromise.

The Company previously leased an airplane from its major stockholder under an operating lease agreement that was renewable annually. On November 18, 2008, we cancelled this aircraft lease.

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

At June 27, 2009, the Company was party to outstanding standby letters of credit totaling $68.3 million that affected the amount of funds available for borrowing under the secured revolving credit facility expiring in 2013. At the same date, the Company was not a party to any outstanding letters of credit that would have affected the amount of funds available for borrowing under the DIP Credit Agreement.

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

Pilgrim's Pride Corporation
June 27, 2009
Index

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

Pilgrim's Pride Corporation
June 27, 2009
Index

NOTE R—BUSINESS SEGMENTS

Subsequent to the sale of our turkey operations, we operate in two reportable business segments as (1) a producer and seller of chicken products and (2) a seller of other products. The following table presents certain information regarding our segments:

	Three Months Ended		Nine Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
	(In thousands)
Net sales to customers:
Chicken:
United States	$1,516,468	$1,829,163	$4,579,725	$5,280,272
Mexico	126,270	154,165	371,386	402,475

Total chicken	1,642,738	1,983,328	4,951,111	5,682,747

Other Products:
United States	127,422	214,135	377,790	648,431
Mexico	6,653	10,013	23,005	24,445

Total other products	134,075	224,148	400,795	672,876

	$1,776,813	$2,207,476	$5,351,906	$6,355,623
Operating income (loss):
Chicken:
United States	$72,976	$(65,425)	$(94,731)	$(241,081)
Mexico	18,046	6,964	21,900	(848)

Total chicken	91,022	(58,461)	(72,831)	(241,929)

Other products:
United States	16,487	18,366	20,661	74,601
Mexico	1,087	1,015	4,819	2,980

Total other products	17,574	19,381	25,480	77,581

Asset impairment	—	—	—	(12,022)
Restructuring items, net	—	(3,451)	(1,987)	(9,120)

	$108,596	$(42,531)	$(49,338)	$(185,490)
Depreciation and amortization(a)(b)(c)
Chicken:
United States	$51,245	$54,292	$159,203	$158,624
Mexico	2,383	2,587	7,207	7,831

Total chicken	53,628	56,879	166,410	166,455

Other products:
United States	3,475	3,565	11,251	9,465
Mexico	58	62	171	187

Total other products	3,533	3,627	11,422	9,652

	$57,161	$60,506	$177,832	$176,107

Pilgrim's Pride Corporation
June 27, 2009
Index

(a)
Includes amortization of capitalized financing costs of $1.8 million, $1.7 million, $5.1 million and $3.8 million recognized in the third quarter of 2009, the third quarter of 2008, the first nine months of 2009 and the first nine months of 2008, respectively.

(b)
Includes amortization of intangible assets of $2.5 million, $2.5 million, $7.6 million and $7.7 million recognized in the third quarter of 2009, the third quarter of 2008, the first nine months of 2009 and the first nine months of 2008, respectively.

(c)
Excludes depreciation costs incurred by our discontinued turkey business of $0.7 million during the nine months ended June 28, 2008. Our discontinued turkey business did not incur depreciation costs during the third quarter of 2009, the third quarter of 2008 or the first nine months of 2009.

NOTE S—INSURANCE PROCEEDS

On July 21, 2008, a fire in the Mt. Pleasant, Texas protein conversion plant damaged a significant portion of the plant’s building, machinery and equipment. During the third quarter of 2009, the Company received $15.0 million of proceeds that it recognized in cost of sales for insurance recovery related to business interruption costs.

NOTE T—SUBSEQUENT EVENT

On July 24, 2009, the Company announced plans to idle its processing plant in Athens, Alabama and one of its two processing plants in Athens, Georgia within 60-75 days as part of its continuing effort to improve capacity utilization and reduce costs. Approximately 640 employees currently employed at the Athens, Alabama processing plant will be affected by this restructuring action. The Company expects to be able to offer positions at other facilities to many of these employees. The Company also expects to be able to offer positions to most of the approximately 330 employees at the Athens, Georgia processing plant by the time that plant is idled. The Company does not expect to significantly reduce the number of contract growers with which it conducts business in either Athens, Alabama or Athens, Georgia as a direct result of these restructuring actions. Most growers will be transitioned to supplying other processing complexes. Since production from these two plants will be consolidated into other processing complexes, these restructuring actions should not result in any decrease in the Company’s overall production or in any change in product mix.

Pilgrim's Pride Corporation
June 27, 2009
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

Executive Summary

The Company experienced an improved business environment in the third quarter of 2009. We reported net income of $53.2 million, or $0.72 per common share, for the quarter, which included gross profit of $183.4 million. For the nine months ended June 27, 2009, we experienced a net loss of $234.3 million, or $3.16 per common share, which included gross profit of $198.3 million. As of June 27, 2009, the Company’s accumulated deficit aggregated $551.6 million. During the first nine months of 2009, the Company used $53.0 million of cash in operations. At June 27, 2009, we had cash and cash equivalents totaling $101.2 million. In addition, the Company incurred reorganization costs of $16.8 million in the third quarter of 2009 and $65.4 million in the first nine months of 2009. These costs included (i) severance and other costs related to post-petition facility closures and reduction-in-force (“RIF”) actions, (ii) financing fees associated with the Amended and Restated Post-Petition Credit Agreement dated December 31, 2008, as amended (the "DIP Credit Agreement"), among the Company, as borrower, the Subsidiaries, as guarantors, Bank of Montreal, as agent (the “DIP Agent”), and the lenders party thereto, (iii) professional fees charged for post-petition reorganization services and (iv) a loss recognized on the sale of the Company’s interest in a hog farming joint venture, (v) asset impairment costs related to a closed processing complex in Dalton, Georgia, and (vi) fees related to the termination of the Company’s Amended and Restated Receivables Purchase Agreement dated September 26, 2008, as amended (the “RPA”).

Pilgrim's Pride Corporation
June 27, 2009
Index

These costs were partially offset by a gain recognized on the sale of the Company’s closed processing complex in Farmerville, Louisiana.

Market prices for feed ingredients decreased in the first nine months of 2009 after reaching unprecedented levels in the last half of 2008. Market prices for feed ingredients remain volatile, however, and there can be no assurance that they will not increase materially. Pursuant to a covenant in the DIP Credit Agreement, we agreed that we would not enter into any hedging arrangements or other derivative financial instruments without the prior written approval of lenders holding more than 50% of the commitments under the DIP Credit Agreement, except for commodity derivative instruments entered into at the request or direction of a customer, and in any case, only with financial institutions in connection with bona fide activities in the ordinary course of business and not for speculative purposes. However, on July 15, 2009, the Company entered into a Third Amendment (the "Amendment") to the DIP Credit Agreement. Subject to the approval of the Bankruptcy Court, the Amendment allows the Company to enter into certain ordinary course hedging contracts relating to feed ingredients used by the Company and its subsidiaries in their businesses. The Company may only enter into hedging contracts which satisfy the following conditions, among other restrictions: (a) the contract is traded on a recognized commodity exchange; (b) the contract expiration date is no later than March 21, 2010, or a later date if agreed to by the DIP Agent; (c) the Company and its subsidiaries do not have open forward, futures or options positions in the subject commodity, other than commodity hedging arrangements entered into at the request or direction of a customer, in excess of 50% of the Company's other expected usage of such commodity for a specified period; (d) the contract is not entered into for speculative purposes; and (e) the Company will not have more than $100 million in margin requirements with respect to all such non-customer hedging contracts.

The following table compares the highest and lowest prices reached on nearby futures for one bushel of corn and one ton of soybean meal during the current year and previous four years:

	Corn		Soybean Meal
	Highest Price	Lowest Price	Highest Price	Lowest Price
2009:
Third Quarter	$4.50	$3.40	$433.40	$278.00
Second Quarter	4.28	3.38	326.00	264.80
First Quarter	5.24	2.90	302.00	237.00
2008:
Fourth Quarter	7.50	4.86	455.50	312.00
Third Quarter	7.63	5.58	427.90	302.50
Second Quarter	5.70	4.49	384.50	302.00
First Quarter	4.57	3.35	341.50	254.10
2007	4.37	2.62	286.50	160.20
2006	2.68	1.86	204.50	155.80
2005	2.63	1.91	238.00	146.60

Pilgrim's Pride Corporation
June 27, 2009
Index

Market prices for chicken products have stabilized since the end of 2008 but remain below levels sufficient to offset the generally higher costs of feed ingredients. Many producers within the industry, including Pilgrim’s Pride, cut production in 2008 and 2009 in an effort to correct the general oversupply of chicken in the US. Until recently, these production cuts had a positive effect on prices for chicken products. Despite these production cuts, there can be no assurance that chicken prices will not decrease due to such factors as weakening demand for breast meat from food service providers and lower prices for chicken leg quarters in the export market as a result of weakness in world economies and restrictive credit markets.

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

Chapter 11 Bankruptcy Filings

On December 1, 2008 (the "Petition Date"), Pilgrim’s Pride Corporation and certain of its subsidiaries (collectively, the "Debtors") filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division (the "Bankruptcy Court"). The cases are being jointly administered under Case No. 08-45664. The Company’s operations in Mexico and certain operations in the US were not included in the filing (the “Non-filing Subsidiaries”) and will continue to operate outside of the Chapter 11 process.

Effective December 1, 2008, the New York Stock Exchange delisted our common stock as a result of the Company's filing of its Chapter 11 petitions. Our common stock is now quoted on the Pink Sheets Electronic Quotation Service under the ticker symbol "PGPDQ.PK."

The filing of the Chapter 11 petitions constituted an event of default under certain of our debt obligations, and those debt obligations became automatically and immediately due and payable, subject to an automatic stay of any action to collect, assert, or recover a claim against the Company and the application of applicable bankruptcy law. As a result, the accompanying Consolidated Balance Sheet as of September 27, 2008 includes reclassifications of $1,872.1 million to reflect as current certain long-term debt under the Company’s credit facilities that, absent the stay, would have become automatically and immediately due and payable. Because of the bankruptcy petition, most of the Company’s pre-petition long-term debt is included in liabilities subject to compromise at June 27, 2009. The Company classifies pre-petition liabilities subject to compromise as a long-term liability because management does not believe the Company will use existing current assets or create additional current liabilities to fund these obligations.

Pilgrim's Pride Corporation
June 27, 2009
Index

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

The DIP Credit Agreement provides for an aggregate commitment of up to $450 million, which permits borrowings on a revolving basis. The commitment includes a $25 million sub-limit for swingline loans and a $20 million sub-limit for standby letters of credit. Outstanding borrowings under the DIP Credit Agreement will bear interest at a per annum rate equal to 8.0% plus the greatest of (i) the prime rate as established by the DIP Agent from time to time, (ii) the average federal funds rate plus 0.5%, or (iii) the LIBOR rate plus 1.0%, payable monthly. The weighted average interest rates for the three and nine months ended June 27, 2009 were 11.25% and 11.33%, respectively. The loans under the Initial DIP Credit Agreement were used to repurchase all receivables sold under the Company's RPA. Loans under the DIP Credit Agreement may be used to fund the working capital requirements of the Company and its subsidiaries according to a budget as approved by the required lenders under the DIP Credit Agreement. For additional information on the RPA, see "Liquidity and Capital Resources."

Actual borrowings by the Company under the DIP Credit Agreement are subject to a borrowing base, which is a formula based on certain eligible inventory and eligible receivables. The borrowing base formula is reduced by (i) pre-petition obligations under the Fourth Amended and Restated Secured Credit Agreement dated as of February 8, 2007, among the Company and certain of its subsidiaries, Bank of Montreal, as administrative agent, and the lenders parties thereto, as amended, (ii) administrative and professional expenses incurred in connection with the bankruptcy proceedings, and (iii) the amount owed by the Company and the Subsidiaries to any person on account of the purchase price of agricultural products or services (including poultry and livestock) if that person is entitled to any grower's or producer's lien or other security arrangement. The borrowing base is also limited to 2.22 times the formula amount of total eligible receivables. The DIP Credit Agreement provides that the Company may not incur capital expenditures in excess of $150 million. The Company must also meet minimum monthly levels of EBITDAR. Under the DIP Credit Agreement, "EBITDAR" means, generally, net income before interest, taxes, depreciation, amortization, writedowns of goodwill and other intangibles, asset impairment charges, certain closure costs and other specified costs, charges, losses and gains.

Pilgrim's Pride Corporation
June 27, 2009
Index

The DIP Credit Agreement also provides for certain other covenants, various representations and warranties, and events of default that are customary for transactions of this nature. As of June 27, 2009, the applicable borrowing base and the amount available for borrowings under the DIP Credit Agreement were both $348.6 million as there were no outstanding borrowings under the Credit Agreement.

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

The DIP Credit Agreement allows the Company to provide additional advances to the Non-filing Subsidiaries of up to approximately $25 million. Management believes that all of the Non-filing Subsidiaries, including the Company’s Mexican subsidiaries, will be able to operate within this limitation.

On July 15, 2009, the Company entered into the Amendment, which is subject to the approval of the Bankruptcy Court. The Amendment amends the DIP Credit Agreement to allow the Company to invest in certain interest bearing accounts and government securities, subject to certain conditions. In connection with the Amendment, the Company also agreed to reduce the total available commitments under the DIP Credit Agreement from $450 million to $350 million. The Amendment also allows the Company to enter into certain ordinary course hedging contracts relating to feed ingredients used by the Company and its subsidiaries in their businesses. The Company may only enter into hedging contracts which satisfy the following conditions, among other restrictions: (a) the contract is traded on a recognized commodity exchange; (b) the contract expiration date is no later than March 21, 2010, or a later date if agreed to by the DIP Agent; (c) the Company and its subsidiaries do not have open forward, futures or options positions in the subject commodity, other than commodity hedging arrangements entered into at the request or direction of a customer, in excess of 50% of the Company's other expected usage of such commodity for a specified period; (d) the contract is not entered into for speculative purposes; and (e) the Company will not have more than $100 million in margin requirements with respect to all such non-customer hedging contracts.

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

Pilgrim's Pride Corporation
June 27, 2009
Index

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

Pilgrim's Pride Corporation
June 27, 2009
Index

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

Pilgrim's Pride Corporation
June 27, 2009
Index

On February 11, 2009, the Bankruptcy Court issued an order granting the Company's motion to impose certain restrictions on trading in shares of the Company's common stock in order to preserve valuable tax attributes. This order established notification procedures and certain restrictions on transfers of common stock or options to purchase the common stock of the Company. The trading restrictions apply retroactively to January 17, 2009, the date the motion was filed, to investors beneficially owning at least 4.75% of the outstanding shares of common stock of the Company. For these purposes, beneficial ownership of stock is determined in accordance with special US tax rules that, among other things, apply constructive ownership concepts and treat holders acting together as a single holder. In addition, in the future, the Company may request that the Bankruptcy Court impose certain trading restrictions on certain debt of, and claims against, the Company.

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

Management is addressing the Company’s ability to return to profitability by conducting profitability reviews at certain facilities in an effort to reduce inefficiencies and manufacturing costs. During the first nine months of 2009, the Company closed seven processing complexes, closed two distribution centers and reduced or consolidated production at various other facilities throughout the US. These actions will ultimately result in a reduction of approximately 6,390 production positions and 440 non-production positions.

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

Pilgrim's Pride Corporation
June 27, 2009
Index

Business Segments

Subsequent to the sale of our turkey operations, we operate in two reportable business segments as (1) a producer and seller of chicken products and (2) a seller of other products. The following table presents certain information regarding our segments:

	Three Months Ended		Nine Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
	(In thousands)
Net sales to customers:
Chicken:
United States	$1,516,468	$1,829,163	$4,579,725	$5,280,272
Mexico	126,270	154,165	371,386	402,475

Total chicken	1,642,738	1,983,328	4,951,111	5,682,747

Other Products:
United States	127,422	214,135	377,790	648,431
Mexico	6,653	10,013	23,005	24,445

Total other products	134,075	224,148	400,795	672,876

	$1,776,813	$2,207,476	$5,351,906	$6,355,623
Operating income (loss):
Chicken:
United States	$72,976	$(65,425)	$(94,731)	$(241,081)
Mexico	18,046	6,964	21,900	(848)

Total chicken	91,022	(58,461)	(72,831)	(241,929)

Other products:
United States	16,487	18,366	20,661	74,601
Mexico	1,087	1,015	4,819	2,980

Total other products	17,574	19,381	25,480	77,581

Asset impairment	—	—	—	(12,022)
Restructuring items, net	—	(3,451)	(1,987)	(9,120)

	$108,596	$(42,531)	$(49,338)	$(185,490)
Depreciation and amortization(a)(b)(c)
Chicken:
United States	$51,245	$54,292	$159,203	$158,624
Mexico	2,383	2,587	7,207	7,831

Total chicken	53,628	56,879	166,410	166,455

Other products:
United States	3,475	3,565	11,251	9,465
Mexico	58	62	171	187

Total other products	3,533	3,627	11,422	9,652

	$57,161	$60,506	$177,832	$176,107

Pilgrim's Pride Corporation
June 27, 2009
Index

(a)
Includes amortization of capitalized financing costs of $1.8 million, $1.7 million, $5.1 million and $3.8 million recognized in the third quarter of 2009, the third quarter of 2008, the first nine months of 2009 and the first nine months of 2008, respectively.

(b)
Includes amortization of intangible assets of $2.5 million, $2.5 million, $7.6 million and $7.7 million recognized in the third quarter of 2009, the third quarter of 2008, the first nine months of 2009 and the first nine months of 2008, respectively.

(c)
Excludes depreciation costs incurred by our discontinued turkey business of $0.7 million during the nine months ended June 28, 2008. Our discontinued turkey business did not incur depreciation costs during the third quarter of 2009, the third quarter of 2008 or the first nine months of 2009.

The following table presents certain items as a percentage of net sales for the periods indicated:

	Percentage of Net Sales
	Three Months Ended			Nine Months Ended
	June 27, 2009	June 28, 2008		June 27, 2009		June 28, 2008

Net sales	100.0%	100.0%		100.0%		100.0%
Cost of sales	89.7%	97.6%		96.3%		97.9%
Asset impairment	—%	—%		—%		0.2%
Gross profit	10.3%	2.4%		3.7%		1.9%
Selling, general and administrative (“SG&A”) expenses	4.2%	4.2%		4.6%		4.7%
Restructuring charges, net	—%	0.2%		—%		0.1%
Operating income (loss)	6.1%	(2.0	) %	(0.9	) %	(2.9	) %
Interest expense	2.2%	1.6%		2.3%		1.6%
Reorganization items, net	0.9%	—%		1.2%		—%
Income (loss) from continuing operations before income taxes	3.0%	(3.5	) %	(4.3	) %	(4.4	) %
Income (loss) from continuing operations	3.0%	(2.2	) %	(4.4	) %	(3.0	) %
Net income (loss)	3.0%	(2.4	) %	(4.4	) %	(3.1	) %

Pilgrim's Pride Corporation
June 27, 2009
Index

Results of Operations

Third Quarter 2009 Compared to Third Quarter 2008

Net sales.  Net sales for the third quarter of 2009 decreased $430.7 million, or 19.5%, from the third quarter of 2008. The following table provides net sales information:

	Third Quarter	Change from Third Quarter 2008
Source	2009	Amount	Percent
	(In thousands, except percent data)
Chicken:
United States	$1,516,468	$(312,695)	(17.1	) %	(a)
Mexico	126,270	(27,895)	(18.1	) %	(b)

Total chicken	1,642,738	(340,590)	(17.2	) %

Other products:
United States	127,422	(86,713)	(40.5	) %	(c)
Mexico	6,653	(3,360)	(33.6	) %

Total other products	134,075	(90,073)	(40.2	) %

Total net sales	$1,776,813	$(430,663)	(19.5	) %

(a)
US chicken sales generated in the third quarter of 2009 decreased 17.1% from US chicken sales generated in the third quarter of 2008. Sales volume decreased 17.0% primarily because of previously announced production cutbacks and subsequent reorganization efforts. Net revenue per pound sold decreased 0.1% from the prior year.

(b)
Mexico chicken sales generated in the third quarter of 2009 decreased 18.1% from Mexico chicken sales generated in the third quarter of 2008. Sales volume decreased 11.3% from the prior year because of production cutbacks. Net revenue per pound sold decreased 7.8% from the prior year primarily because of the devaluation of the Mexican peso against the US dollar in 2009.

(c)
US sales of other products generated in the third quarter of 2009 decreased 40.5% from US sales of other products generated in the third quarter of 2008 mainly as the result of reduced sales volumes on protein conversion products. The decrease in protein conversion products sales volumes resulted primarily from the ongoing impact of a fire suffered at the Mt. Pleasant, Texas protein conversion facility in late 2008 and subsequent reorganization efforts. Protein conversion is the process of converting poultry byproducts into raw materials for grease, animal feed, biodiesel and feed-stock for the chemical industry.

Pilgrim's Pride Corporation
June 27, 2009
Index

Gross profit.  Gross profit increased by $130.2 million, or 244.7%, from $53.2 million in the third quarter of 2008 to $183.4 million in the third quarter of 2009. The following table provides gross profit information.

		Change from			Percent of Net Sales
	Third Quarter	Third Quarter 2008			Third Quarter	Third Quarter
Components	2009	Amount	Percent		2009	2008
	(In thousands, except percent data)

Net sales	$1,776,813	$(430,663)	(19.5	) %	100.0%	100.0%
Cost of sales	1,593,399	(560,866)	(26.0	) %	89.7%	97.6%	(a)

Gross profit	$183,414	$130,203	244.7%		10.3%	2.4%	(b)

(a)
Cost of sales incurred by the US operations during the third quarter of 2009 decreased $521.4 million from cost of sales incurred by the US operations during the third quarter of 2008. This decrease occurred primarily because of production cutbacks, decreased feed ingredient purchases and decreased feed ingredient prices during the quarter partially offset by an aggregate net gain of $97.2 million recognized by the Company during the third quarter of 2008 on derivative financial instruments. The Company did not participate in any derivative financial instrument transactions in the third quarter of 2009. Cost of sales incurred by the Mexico operations during the third quarter of 2009 decreased $39.5 million from cost of sales incurred by the Mexico operations during the third quarter of 2008 primarily because of decreased net sales and decreased feed ingredient costs.

(b)
Gross profit as a percent of net sales generated in the third quarter of 2009 increased 7.9 percentage points from gross profit as a percent of sales generated in the third quarter of 2008 primarily because of the cost-savings impact of production cutbacks and decreased feed ingredient costs experienced during the quarter.

Operating income (loss).  Operating income results increased by $151.1 million, or 355.3%, from an operating loss of $42.5 million incurred in the third quarter of 2008 to operating income of $108.6 million generated in the third quarter of 2009. The following tables provide operating income (loss) information.

	Third Quarter	Change from Third Quarter 2008
Source	2009	Amount	Percent
	(In thousands, except percent data)
Chicken:
United States	$72,976	$138,401	211.5%
Mexico	18,046	11,082	159.1%

Total chicken	91,022	149,483	255.7%

Other products:
United States	16,487	(1,879)	(10.2	) %
Mexico	1,087	72	7.1%

Total other products	17,574	(1,807)	(9.3	) %

Restructuring items, net	—	3,451	100.0%

Total operating income	$108,596	$151,127	355.3%

Pilgrim's Pride Corporation
June 27, 2009
Index

		Change from			Percent of Net Sales
	Third Quarter	Third Quarter 2008			Third Quarter	Third Quarter
Components	2009	Amount	Percent		2009	2008
(In thousands, except percentages)

Gross profit	$183,414	$130,203	244.7%		10.3%	2.4%
SG&A expenses	74,818	(17,473)	(18.9	) %	4.2%	4.2%	(a)
Restructuring items, net	—	(3,451)	(100.0	) %	—%	0.2%	(b)

Operating income	$108,596	$151,127	355.3%		6.1%	(2.0)%	(c)

(a)
SG&A expenses incurred by the US operations during the third quarter of 2009 decreased 17.0% from SG&A expenses incurred by the US operations during the third quarter of 2008 primarily because of reductions in employee compensation and related benefit costs resulting from restructuring actions taken in 2008 and 2009.

(b)	The Company incurred severance and other facility closure costs related to restructuring actions taken in the third quarter of 2008.

(c)
Operating income as a percent of net sales generated in the third quarter of 2009 increased 8.1 percentage points from operating loss as a percent of sales incurred in the third quarter of 2008 primarily because of the improvement in gross profit performance and the positive impact of 2009 restructuring actions on SG&A expenses.

Interest expense. Interest expense increased 9.4% to $38.8 million in the third quarter of 2009 from $35.5 million in the third quarter of 2008 primarily because of increased borrowings and increased interest rates recognized on several of the non-public credit facilities. As a percent of net sales, interest expense in the third quarter of 2009 increased to 2.2% from 1.6% in the third quarter of 2008.

Reorganization items.  The Company incurred net reorganization costs of $16.8 million in the third quarter of 2009. Costs included severance and other costs related to post-petition facility closures and RIF actions, professional fees charged for post-petition reorganization services, asset impairment costs related to a closed processing complex in Dalton, Georgia and a loss recognized on the sale of the Company’s interest in a hog farming joint venture. These costs were partially offset by a gain recognized on the sale of the Company’s closed processing complex in Farmerville, Louisiana.

Income taxes.  The Company recorded income tax expense of $0.6 million for the three months ended June 27, 2009, compared to an income tax benefit of $28.5 million for the three months ended June 28, 2008. The income tax benefit decreased over prior year as a result of the Company's decision to record a valuation allowance against net deferred tax assets, including net operating losses and credit carryforwards, in the US and Mexico.

Loss from operation of discontinued business.  The Company incurred a loss from the operation of its discontinued turkey business of $7.1 million ($4.4 million, net of tax) in the third quarter of 2008. Net sales generated by the discontinued turkey business in the third quarter of 2008 were $14.8 million. There were no net sales or operating results generated by the discontinued turkey business in the third quarter of 2009.

Pilgrim's Pride Corporation
June 27, 2009
Index

First Nine Months of 2009 Compared to First Nine Months of 2008

Net sales.  Net sales for the first nine months of 2009 decreased $1,003.7 million, or 15.8%, from the first nine months of 2008. The following table provides net sales information:

	First Nine	Change from First Nine Months
	Months	2008
Source	2009	Amount	Percent
	(In thousands, except percent data)
Chicken:
United States	$4,579,725	$(700,547)	(13.3	) %	(a)
Mexico	371,386	(31,089)	(7.7	) %	(b)

Total chicken	4,951,111	(731,636)	(12.9	) %

Other products:
United States	377,790	(270,641)	(41.7	) %	(c)
Mexico	23,005	(1,440)	(5.9	) %

Total other products	400,795	(272,081)	(40.4	) %

Total net sales	$5,351,906	$(1,003,717)	(15.8	) %

(a)
US chicken sales generated in the first nine months of 2009 decreased 13.3% from US chicken sales generated in the first nine months of 2008. Sales volume decreased 14.1% primarily because of previously announced production cutbacks and subsequent reorganization efforts. Net revenue per pound sold increased 0.8% from the prior year primarily because of increased sales prices on a majority of product lines.

(b)
Mexico chicken sales generated in the first nine months of 2009 decreased 7.7% from Mexico chicken sales generated in the first nine months of 2008. Sales volume decreased 2.0% from the prior year because of production cutbacks. Net revenue per pound sold decreased 5.9% from the prior year primarily because of the devaluation of the Mexican peso against the US dollar in 2009.

(c)
US sales of other products generated in the first nine months of 2009 decreased 41.7% from US sales of other products generated in the first nine months of 2008 mainly as the result of reduced sales volumes protein conversion products partially offset by increased sales prices. The decrease in protein conversion products sales volumes resulted primarily from the ongoing impact of a fire suffered at the Mt. Pleasant, Texas protein conversion facility in late 2008 and subsequent reorganization efforts. Protein conversion is the process of converting poultry byproducts into raw materials for grease, animal feed, biodiesel and feed-stock for the chemical industry.

Pilgrim's Pride Corporation
June 27, 2009
Index

Gross profit.  Gross profit increased by $75.3 million, or 61.3%, from $122.9 million in the first nine months of 2008 to $198.3 million in the first nine months of 2009. The following table provides gross profit information.

		Change from			Percent of Net Sales
	First Nine	First Nine Months			First Nine	First Nine
	Months	2008			Months	Months
Components	2009	Amount	Percent		2009	2008
	(In thousands, except percent data)

Net sales	$5,351,906	$(1,003,717)	(15.8	) %	100.0%	100.0%
Cost of sales	5,153,646	(1,067,042)	(17.2	) %	96.3%	97.9%	(a)
Asset impairment	—	(12,022)	(100.0	) %	—%	0.2%	(b)

Gross profit (loss)	$198,260	$75,347	61.3%		3.7%	1.9%	(c)

(a)
Cost of sales incurred by the US operations during the first nine months of 2009 decreased $1,015.0 million from cost of sales incurred by the US operations during the first nine months of 2008. This decrease occurred primarily because of production cutbacks, decreased feed ingredient purchases and decreased feed ingredient prices during the first nine months of 2009 offset by an aggregate net loss of $21.4 million which the Company recognized during the first quarter of 2009 on derivative financial instruments executed in previous quarters to manage its exposure to changes in corn and soybean meal prices. The Company recognized an aggregate net gain of $110.4 million during the first nine months of 2008 on derivative financial instruments. Cost of sales incurred by the Mexico operations during the first nine months of 2009 decreased $52.0 million from cost of sales incurred by the Mexico operations during the first nine months of 2008 primarily because of decreased net sales and decreased feed ingredient costs.

(b)	The Company recognized inventory and property, plant and equipment impairment costs related to restructuring actions taken in the first nine months of 2008.

(c)
Gross profit as a percent of net sales generated in the first nine months of 2009 increased 1.8 percentage points from gross profit as a percent of sales generated in the first nine months of 2008 primarily because of the cost-savings impact of production cutbacks, decreased feed ingredient purchases and decreased feed ingredient prices experienced during the first nine months of 2009.

Operating income (loss).  Operating loss incurred decreased $136.2 million, or 73.4%, from $185.5 million for the first nine months of 2008 to $49.3 million for the first nine months of 2009. The following tables provide operating income (loss) information:

		Change from First Nine Months
	First Nine Months	2009
Source	2009	Amount	Percent
	(In thousands, except percent data)
Chicken:
United States	$(94,731)	$146,350	60.7%
Mexico	21,900	22,748	2,682.5%

Total chicken	(72,831)	169,098	69.9%

Other products:
United States	20,661	(53,940)	(72.3	) %
Mexico	4,819	1,839	61.7%

Total other products	25,480	(52,101)	(67.2	) %

Asset impairment	—	12,022	100.0%
Restructuring items, net	(1,987)	7,133	78.2%

Total operating loss	$(49,338)	$136,152	73.4%

Pilgrim's Pride Corporation
June 27, 2009
Index

	First Nine	Change from			Percent of Net Sales
	Months	First Nine Months 2008			First Nine Months		First Nine Months
Components	2009	Amount	Percent		2009		2008
	(In thousands, except percent data)

Gross profit	$198,260	$75,347	61.3%		3.7%		1.9%
SG&A expenses	245,611	(53,672)	(17.9	) %	4.6%		4.7%		(a)
Restructuring items, net	1,987	(7,133)	(78.2	) %	—%		0.1%		(b)

Operating loss	$(49,338)	$136,152	73.4%		(0.9	) %	(2.9	) %	(c)

(a)
SG&A expenses incurred by the US operations during the first nine months of 2009 decreased 17.4% from SG&A expenses incurred by the US operations during the first nine months of 2008 primarily because of reductions in employee compensation and related benefit costs resulting from restructuring actions taken in 2008 and 2009.

(b)
The Company incurred charges totaling $2.0 million, composed primarily of severance costs, related to restructuring actions taken in the first nine months of 2009 partially offset by the elimination of accrued severance costs in excess of actual severance costs incurred for several of the 2008 restructuring actions during the second quarter of 2009, the assumption of the Duluth, Georgia lease obligation by an outside party during the second quarter of 2009 and the elimination of accrued other restructuring costs in excess of actual other restructuring costs incurred for several of the 2008 restructuring actions during the second quarter of 2009. The Company incurred charges totaling $9.1 million, composed of severance and facility shutdown costs, related to restructuring actions taken in the first nine months of 2008.

(c)
Operating loss as a percent of net sales incurred in the first nine months of 2009 decreased 2.0 percentage points from operating loss as a percent of sales incurred in the first nine months of 2008 primarily because of improvement in gross profit performance.

Interest expense. Interest expense increased 25.8% to $124.9 million in the first nine months of 2009 from $99.2 million in the first nine months of 2008 primarily because of increased borrowings and increased interest rates recognized on several of the non-public credit facilities. As a percent of net sales, interest expense in the first nine months of 2009 increased to 2.3% from 1.6% in the first nine months of 2008.

Miscellaneous, net.  Consolidated miscellaneous income decreased from $4.6 million in the first nine months of 2008 to $4.0 million in the first nine months of 2009 primarily because of unfavorable currency exchange results due to a decrease in the average exchange rate between the Mexican peso and the US dollar during those two periods.

Reorganization items.  The Company incurred reorganization costs of $65.4 million in the first nine months of 2009. These costs included (i) severance and other costs related to post-petition facility closures and RIF actions, (ii) financing fees associated with the DIP Credit Agreement, (iii) professional fees charged for post-petition reorganization services, (iv) fees related to the termination of the RPA, (v) asset impairment costs related to a closed processing complex in Dalton, Georgia and (vi) a loss recognized on the sale of the Company’s interest in a hog farming joint venture. These costs were partially offset by a gain recognized on the sale of the Company’s closed processing complex in Farmerville, Louisiana.

Income taxes.  The Company recorded income tax expense of $3.2 million for the nine months ended June 27, 2009, compared to an income tax benefit of $85.5 million for the nine months ended June 28, 2008. The income tax benefit decreased over prior year as a result of the Company's decision to record a valuation allowance against net deferred tax assets, including net operating losses and credit carryforwards, in the US and Mexico.

Pilgrim's Pride Corporation
June 27, 2009
Index

Loss from operation of discontinued business.  The Company generated income from the operation of its discontinued turkey business of $1.0 million ($0.6 million, net of tax) in the first nine months of 2009 compared to a loss of $7.2 million ($4.5 million, net of tax) incurred in the first nine months of 2008. Net sales generated by the discontinued turkey business in the first nine months of 2009 and the first nine months of 2008 were $25.8 million and $70.8 million, respectively.

Gain on disposal of discontinued business.  In March 2008, the Company sold certain assets of its discontinued turkey business and recognized a gain of $1.5 million ($0.9 million, net of tax).

Pilgrim's Pride Corporation
June 27, 2009
Index

Liquidity and Capital Resources

The following table presents our available sources of liquidity as of June 27, 2009:

	Facility	Amount
Source of Liquidity	Amount	Outstanding	Available
	(In millions)

Cash and cash equivalents	$—	$—	$101.2
Investments in available-for-sale securities	—	—	5.9
Debt facilities:
DIP Credit Agreement expiring 2009	450.0	—	348.6	(a)(b)
Revolving credit facility expiring 2011	42.1	42.1	—

(a)
Actual borrowings by the Company under the DIP Credit Agreement are subject to a borrowing base, which is a formula based on certain eligible inventory and eligible receivables. The borrowing base at June 27, 2009 was $348.6 million.

(b)
At July 30, 2009, total funds available for borrowing under the DIP Credit Agreement were $363.0 million and there were no outstanding borrowings under the DIP Credit Agreement.  On July 15, 2009, the Company entered into the Amendment, which is subject to the approval of the Bankruptcy Court. In connection with the Amendment, the Company agreed to reduce the total available Commitments under the DIP Credit Agreement from $450 million to $350 million.

At June 27, 2009, the Company had $216.8 million outstanding under its revolving credit facility expiring in 2013 and $1,126.4 million outstanding under its revolver/term credit agreement expiring in 2016. At that time, the Company was party to outstanding standby letters of credit totaling $68.3 million. The filing of the Chapter 11 petitions constituted an event of default under, among other of our debt obligations, the revolving credit facility expiring in 2013 and the revolver/term credit agreement expiring in 2016. Outstanding obligations under these facilities became automatically and immediately due and payable, subject to an automatic stay of any action to collect, assert, or recover a claim against the Company and the application of applicable bankruptcy law. Funds are no longer available for borrowing under these two facilities.

Debt Obligations

As previously discussed, on December 1, 2008, the Debtors filed voluntary petitions in the Bankruptcy Court seeking reorganization relief under the Bankruptcy Code. The filing of the Chapter 11 petitions constituted an event of default under certain of our debt obligations, and those debt obligations became automatically and immediately due and payable, subject to an automatic stay of any action to collect, assert, or recover a claim against the Company and the application of applicable bankruptcy law. As a result, the accompanying Consolidated Balance Sheet as of September 27, 2008 includes reclassifications of $1,872.1 million to reflect as current certain long-term debt under the Company’s credit facilities that, absent the stay, would have become automatically and immediately due and payable. Because of the bankruptcy petition, most of the Company’s pre-petition long-term debt is included in Liabilities subject to compromise at June 27, 2009. The Company classifies pre-petition liabilities subject to compromise as a long-term liability because management does not believe the Company will use existing current assets or create additional current liabilities to fund these obligations.

Pilgrim's Pride Corporation
June 27, 2009
Index

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

The DIP Credit Agreement provides for an aggregate commitment of up to $450 million, which permits borrowings on a revolving basis. The commitment includes a $25 million sub-limit for swingline loans and a $20 million sub-limit for standby letters of credit. Outstanding borrowings under the DIP Credit Agreement will bear interest at a per annum rate equal to 8.0% plus the greatest of (i) the prime rate as established by the DIP Agent from time to time, (ii) the average federal funds rate plus 0.5%, or (iii) the LIBOR rate plus 1.0%, payable monthly. The weighted average interest rates for the three and nine months ended June 27, 2009 were 11.25% and 11.33%, respectively. The loans under the Initial DIP Credit Agreement were used to repurchase all receivables sold under the Company's RPA. Loans under the DIP Credit Agreement may be used to fund the working capital requirements of the Company and its subsidiaries according to a budget as approved by the required lenders under the DIP Credit Agreement. For additional information on the RPA, see "Off-Balance Sheet Arrangements."

Actual borrowings by the Company under the DIP Credit Agreement are subject to a borrowing base, which is a formula based on certain eligible inventory and eligible receivables. The borrowing base formula is reduced by (i) pre-petition obligations under the Fourth Amended and Restated Secured Credit Agreement dated as of February 8, 2007, among the Company and certain of its subsidiaries, Bank of Montreal, as administrative agent, and the lenders parties thereto, as amended, (ii) administrative and professional expenses incurred in connection with the bankruptcy proceedings, and (iii) the amount owed by the Company and the Subsidiaries to any person on account of the purchase price of agricultural products or services (including poultry and livestock) if that person is entitled to any grower's or producer's lien or other security arrangement. The borrowing base is also limited to 2.22 times the formula amount of total eligible receivables. The DIP Credit Agreement provides that the Company may not incur capital expenditures in excess of $150 million. The Company must also meet minimum monthly levels of EBITDAR. Under the DIP Credit Agreement, "EBITDAR" means, generally, net income before interest, taxes, depreciation, amortization, writedowns of goodwill and other intangibles, asset impairment charges, certain closure costs and other specified costs, charges, losses and gains. The DIP Credit Agreement also provides for certain other covenants, various representations and warranties, and events of default that are customary for transactions of this nature. As of June 27, 2009, the applicable borrowing base and the amount available for borrowings under the DIP Credit Agreement were both $348.6 million as there were no outstanding borrowings under the Credit Agreement.

Pilgrim's Pride Corporation
June 27, 2009
Index

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

On July 15, 2009, the Company entered into the Amendment, which is subject to the approval of the Bankruptcy Court. The Amendment amends the DIP Credit Agreement to allow the Company to invest in certain interest bearing accounts and government securities, subject to certain conditions. In connection with the Amendment, the Company also agreed to reduce the total available commitments under the DIP Credit Agreement from $450 million to $350 million. The Amendment also allows the Company to enter into certain ordinary course hedging contracts relating to feed ingredients used by the Company and its subsidiaries in their businesses. The Company may only enter into hedging contracts which satisfy the following conditions, among other restrictions: (a) the contract is traded on a recognized commodity exchange; (b) the contract expiration date is no later than March 21, 2010, or a later date if agreed to by the DIP Agent; (c) the Company and its subsidiaries do not have open forward, futures or options positions in the subject commodity, other than commodity hedging arrangements entered into at the request or direction of a customer, in excess of 50% of the Company's other expected usage of such commodity for a specified period; (d) the contract is not entered into for speculative purposes; and (e) the Company will not have more than $100 million in margin requirements with respect to all such non-customer hedging contracts.

During the first nine months of 2009, the Company borrowed $616.7 million and repaid $525.6 million under the secured revolver/term credit agreement expiring in 2016, borrowed $214.6 million and repaid $179.7 million under the secured revolving credit facility expiring in 2013, borrowed and repaid $430.8 million under the DIP Credit Agreement and repaid $14.5 million under other facilities.

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

Pilgrim's Pride Corporation
June 27, 2009
Index

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

The filing of the bankruptcy petitions constituted an event of default under the secured credit agreement expiring in 2013 and the secured revolver/term credit agreement expiring in 2016 (together, the “Secured Debt”) as well as the 7 5/8% Senior Notes due 2015, the 8 3/8% Senior Subordinated Notes due 2017 and the 9 1/4% Senior Subordinated Notes due 2013 (together, the “Unsecured Debt”). The aggregate principal amount owed under these credit agreements and notes was approximately $2,000.2 million as of June 27, 2009. As a result of such event of default, all obligations under these agreements became automatically and immediately due and payable, subject to an automatic stay of any action to collect, assert, or recover a claim against the Company and the application of applicable bankruptcy law. As a result of the Company's Chapter 11 filing, after December 1, 2008, the Company accrued interest incurred on the Secured Debt at the default rate, which is two percent above the interest rate otherwise applicable under the associated credit agreements. Although the agreements related to the Unsecured Debt call for the accrual of interest after December 1, 2008 at a default rate that is two percent above the interest rate otherwise applicable under the associated note agreements, the Company has elected to accrue interest incurred on the Unsecured Debt, for accounting purposes, at the interest rate otherwise applicable under the associated note agreements until such time, if any, that the Bankruptcy Court approves the payment of interest or default interest incurred on the Unsecured Debt. Had the Company accrued interest incurred on the Unsecured Debt at the default rate, it would have recognized additional interest expense totaling $3.3 million and $7.7 million in the three and nine months ended June 27, 2009.

Off-Balance Sheet Arrangements

In June 1999, the Camp County Industrial Development Corporation issued $25 million of variable-rate environmental facilities revenue bonds supported by letters of credit obtained by us under our secured revolving credit facility expiring in 2013.  Prior to our bankruptcy filing, the proceeds were available for the Company to draw from over the construction period in order to construct new sewage and solid waste disposal facilities at a poultry by-products plant in Camp County, Texas. The original proceeds from the issuance of the revenue bonds were held by the trustee of the bonds until we drew on the proceeds for

Pilgrim's Pride Corporation
June 27, 2009
Index

the construction of the facility. We had not drawn on the proceeds or commenced construction of the facility prior to our bankruptcy filing. The filing of the bankruptcy petitions constituted an event of default under these bonds. As a result of the event of default, the trustee had the right to accelerate all obligations under the bonds such that they become immediately due and payable, subject to an automatic stay of any action to collect, assert, or recover a claim against the Company and the application of applicable bankruptcy law. In December 2008, the holders of the bonds tendered the bonds for remarketing, which was not successful. As a result, the trustee, on behalf of the holders of the bonds, drew upon the letters of credit supporting the bonds. The resulting reimbursement obligation was converted to borrowings under the secured revolving credit facility expiring in 2013 and secured by our domestic chicken inventories. On January 29, 2009, we obtained approval from the Bankruptcy Court to use the original proceeds of the bond offering held by the trustee to repay and cancel the revenue bonds. We received the proceeds of the bond offering from the trustee in March 2009 and immediately repaid and cancelled the revenue bonds.

In connection with the RPA, the Company sold, on a revolving basis, certain of its trade receivables to a special purpose entity (“SPE”) wholly owned by the Company, which in turn sold a percentage ownership interest to third parties. The SPE was a separate corporate entity and its assets were available first and foremost to satisfy the claims of its creditors. The gross proceeds resulting from the sales were included in cash flows from operating activities in the Consolidated Statements of Cash Flows. The loss recognized on the sold receivables during the nine months ended June 27, 2009 was not material. On December 3, 2008, the RPA was terminated and all receivables thereunder were repurchased with proceeds of borrowings under the DIP Credit Agreement.

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

Historical Flow of Funds

Cash used in operating activities was $53.0 million and $352.0 million for the nine months ended June 27, 2009 and June 28, 2008, respectively. The improvement in cash flows from operating activities was primarily the result of favorable changes in both operating assets and liabilities and deferred tax benefits partially offset by the larger net loss incurred in the first nine months of 2009 as compared to the net loss incurred in the first nine months of 2008.

Our working capital position increased $2,077.1 million to a surplus of $815.0 million and a current ratio of 2.71 at June 27, 2009 compared with a deficit of $1,262.2 million and a current ratio of 0.53 at September 27, 2008 primarily because of a significant decrease in current maturities of long-term debt and the other working capital changes discussed below. Current maturities of long-term debt decreased from $1,874.5 million at September 27, 2008 to $0 at June 27, 2009 as most long-term debt was classified as liabilities subject to compromise because of the bankruptcy proceedings.

Pilgrim's Pride Corporation
June 27, 2009
Index

Trade accounts and other receivables increased $147.0 million, or 102.0%, to $291.2 million at June 27, 2009 from $144.2 million at September 27, 2008. This increase resulted primarily from our repurchase of receivables originally sold under the RPA. On December 3, 2008, the RPA was terminated and all receivables thereunder were repurchased with proceeds of borrowings under the DIP Credit Agreement.

Inventories decreased $237.4 million, or 22.9%, to $798.8 million at June 27, 2009 from $1,036.2 million at September 27, 2008 due to lower feed ingredient prices and several restructuring actions taken by the Company. These actions include the Company’s previously announced production cutbacks and plant closures that resulted in reduced live flock inventories, feed inventories, and packaging and other supplies inventories. Additionally, the Company made a concerted effort early in the year to sell down surplus inventories in order to generate cash.

Prepaid expenses and other current assets decreased $77.1 million, or 63.0%, to $45.3 million at June 27, 2009 from $122.4 million at September 27, 2008. This decrease occurred primarily because the Company suspended the use of derivative financial instruments in response to its current financial condition. We settled all outstanding derivative financial instruments in October 2008. The Company also sold inventory and collected receivables related to its discontinued turkey business during this period.

Accounts payable decreased $207.3 million, or 54.7%, to $171.6 million at June 27, 2009 from $378.9 million at September 27, 2008. This decrease occurred for various reasons, including lower feed ingredient prices, the impact of the Company’s previously announced production cutbacks, the elimination of a negative book cash position maintained with one of the Company’s cash management providers and because certain vendors with which the Company previously maintained open trade accounts required prepayments for all future deliveries after learning about the Company’s current financial condition. At June 27, 2009, we classified accounts payable totaling $85.6 million as liabilities subject to compromise because of the bankruptcy.

Accrued expenses decreased $145.7 million, or 32.5%, to $303.1 million at June 27, 2009 from $448.8 million at September 27, 2008. This decrease resulted from reductions in the accrued balances for marketing, restructuring, severance and utilities costs and the transition from a self-insured workers compensation program in prior years to a fully-insured, prepaid workers compensation program in the current year. At June 27, 2009, we classified accrued expenses totaling $148.5 million as liabilities subject to compromise because of the bankruptcy.

Pilgrim's Pride Corporation
June 27, 2009
Index

Cash used in investing activities was $4.2 million and $85.1 million for the first nine months of 2009 and 2008, respectively. Capital expenditures of $65.6 million and $97.6 million for the nine months ended June 27, 2009 and June 28, 2008, respectively, were primarily incurred for the routine replacement of equipment and to improve efficiencies and reduce costs. Capital expenditures for 2009 will be restricted to routine replacement of equipment in our current operations in addition to important projects we began in 2008 and cannot exceed $150 million as allowed under the terms of the DIP Credit Agreement. Cash was used to purchase investment securities totaling $16.1 million and $25.5 million in the first nine months of 2009 and 2008, respectively. Cash proceeds in the first nine months of 2009 and 2008 from the sale or maturity of investment securities were $12.2 million and $18.8 million, respectively. Restricted cash increased $12.9 million in the first nine months of 2009 to collateralize self insurance obligations. Cash proceeds from property disposals for the nine months ended June 27, 2009 and June 28, 2008 were $78.2 million and $19.2 million, respectively.

Cash provided by financing activities was $99.5 million and $424.8 million for the nine months ended June 27, 2009 and June 28, 2008, respectively. Cash proceeds in the first nine months of 2009 from short-term notes payable were $430.8 million. Cash was used to repay short-term notes payable totaling $430.8 million in the first nine months of 2009. Cash proceeds in the first nine months of 2009 and 2008 from long-term debt were $831.2 million and $1,217.0 million, respectively. Cash was used to repay long-term debt totaling $719.7 million and $1,017.0 million in the first nine months of 2009 and 2008, respectively. Cash proceeds in the first nine months of 2008 from the sale of common stock were $177.2 million. Cash used in the first nine months of 2009 because of a decrease in outstanding cash management obligations totaled $11.2 million. Cash provided in the first nine months of 2008 because of an increase in outstanding cash management obligations totaled $57.7 million. Cash was used for other financing activities totaling $0.8 million in the first nine months of 2009. Cash was used to pay dividends totaling $4.7 million in the first nine months of 2008.

The only material changes during the nine months ended June 27, 2009, outside the ordinary course of business, in the specified contractual commitments presented in the Company’s Annual Report on Form 10-K for 2008 were the borrowings and repayments under the DIP Credit Agreement. At June 27, 2009, there were no outstanding borrowings under the DIP Credit Agreement.

Pilgrim's Pride Corporation
June 27, 2009
Index

Accounting Pronouncements

Discussion regarding our recent adoption Financial Accounting Standards Board Staff Position (“FSP”) FAS157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements that Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13; FSP FAS157-2, Effective Date of FASB Statement No. 157; FSP FAS157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active; FSP FAS157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Indentifying Transactions That Are Not Orderly; FSP FAS115-2 and FAS124-2, Recognition and Presentation of Other-Than-Temporary Impairments; FSP FAS107-1 and APB28-1, Interim Disclosures about Fair Value of Financial Instruments, and Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events, is included in Note B—Basis of Presentation to our Consolidated Financial Statements included elsewhere in this report.

Discussion regarding our pending adoption of SFAS No. 141(R), Business Combinations; SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51; FSP FAS142-3, Determination of the Useful Life of Intangible Assets, and FSP FAS132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, is included in Note B—Basis of Presentation to our Consolidated Financial Statements included elsewhere in this report.

Critical Accounting Policies

During the nine months ended June 27, 2009, (i) we did not change any of our existing critical accounting policies, (ii) no existing accounting policies became critical accounting policies because of an increase in the materiality of associated transactions or changes in the circumstances to which associated judgments and estimates relate, and (iii) there were no significant changes in the manner in which critical accounting policies were applied or in which related judgments and estimates were developed.

Pilgrim's Pride Corporation
June 27, 2009
Index

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Feed Ingredients

We purchase certain commodities, primarily corn and soybean meal, for use as ingredients in the feed we either sell commercially or consume in our live operations. As a result, our earnings are affected by changes in the price and availability of such feed ingredients. In the past, we have from time to time attempted to minimize our exposure to the changing price and availability of such feed ingredients using various techniques, including, but not limited to, (i) executing purchase agreements with suppliers for future physical delivery of feed ingredients at established prices and (ii) purchasing or selling derivative financial instruments such as futures and options. Pursuant to a covenant in the DIP Credit Agreement, we agreed that we would not enter into any derivative financial instruments without the prior written approval of lenders holding more than 50% of the commitments under the DIP Credit Agreement, except for commodity derivative instruments entered into at the request or direction of a customer, and in any case, only with financial institutions in connection with bona fide activities in the ordinary course of business and not for speculative purposes. However, on July 15, 2009, the Company entered into the Amendment to the DIP Credit Agreement. Subject to the approval of the Bankruptcy Court, the Amendment allows the Company to enter into certain ordinary course hedging contracts relating to feed ingredients used by the Company and its subsidiaries in their businesses. The Company may only enter into hedging contracts which satisfy the following conditions, among other restrictions: (a) the contract is traded on a recognized commodity exchange; (b) the contract expiration date is no later than March 21, 2010, or a later date if agreed to by the DIP Agent; (c) the Company and its subsidiaries do not have open forward, futures or options positions in the subject commodity, other than commodity hedging arrangements entered into at the request or direction of a customer, in excess of 50% of the Company's expected usage of such commodity for a specified period; (d) the contract is not entered into for speculative purposes; and (e) the Company will not have more than $100 million in margin requirements with respect to all such non-customer hedging contracts.

Market risk is estimated as a hypothetical 10% increase in the weighted-average cost of our primary feed ingredients as of June 27, 2009. Based on our feed consumption during the nine months ended June 27, 2009, such an increase would have resulted in an increase to cost of sales of approximately $183.8 million, excluding the impact of any feed ingredients derivative financial instruments in that period. A 10% change in ending feed ingredients inventories at June 27, 2009 would be $7.1 million, excluding any potential impact on the production costs of our chicken inventories.

Interest Rates

Our earnings are affected by changes in interest rates due to the impact those changes have on our variable-rate debt instruments and the fair value of our fixed-rate debt instruments. Our variable-rate debt instruments represented 57.0% of our long-term debt at June 27, 2009. Holding other variables constant, including levels of indebtedness, a 25-basis-points increase in interest rates would have increased our interest expense by $2.2 million for the first nine months of 2009. These amounts are determined by considering the impact of the hypothetical interest rates on our variable-rate long-term debt at June 27, 2009.

Pilgrim's Pride Corporation
June 27, 2009
Index

Due to our current financial condition, our public fixed-rate debt is trading at a discount. As of June 27, 2009, the most recent trades of our 7 5/8% senior unsecured notes and 8 3/8% senior subordinated unsecured notes were executed at average prices of $88.19 per $100.00 par value and $78.30 per $100.00 par value, respectively. Management expects that the fair value of our non-public fixed-rate debt has also decreased, but cannot reliably estimate the fair value at this time. Interest rate risk related to the Company’s investments is not significant.

Foreign Currency

Our earnings are also affected by foreign currency exchange rate fluctuations related to the Mexican peso net monetary position of our Mexican subsidiaries. We manage this exposure primarily by attempting to minimize our Mexican peso net monetary position. We are also exposed to the effect of potential currency exchange rate fluctuations to the extent that amounts are repatriated from Mexico to the US. However, we currently anticipate that the cash flows of our Mexico subsidiaries will be reinvested in our Mexico operations. In addition, the Mexican peso exchange rate can directly and indirectly impact our financial condition and results of operations in several ways, including potential economic recession in Mexico because of devaluation of their currency. The impact on our financial position and results of operations resulting from a hypothetical change in the exchange rate between the US dollar and the Mexican peso cannot be reasonably estimated. Foreign currency exchange gains and losses, representing the change in the US dollar value of the net monetary assets of our Mexican subsidiaries denominated in Mexican pesos, was a gain of $0.3 million in the first nine months of 2009 and a gain of $0.7 million in the first nine months of 2008. The average exchange rates for the first nine months of 2009 and 2008 were 13.57 Mexican pesos to 1 US dollar and 10.71 Mexican pesos to 1 US dollar, respectively. No assurance can be given as to how future movements in the Mexican peso could affect our future financial condition or results of operations.

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

Pilgrim's Pride Corporation
June 27, 2009
Index

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

Pilgrim's Pride Corporation
June 27, 2009
Index

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

Pilgrim's Pride Corporation
June 27, 2009
Index

ITEM 4.  CONTROLS AND PROCEDURES

As of June 27, 2009, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Senior Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Company’s management, including the Senior Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer, concluded the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that information we are required to disclose in our reports filed with the Securities and Exchange Commission is accumulated and communicated to our management, including our Senior Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the evaluation described above, the Company’s management, including the Senior Chairman of the Board, Chief Executive Officer and Chief Financial Officer, identified no change in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended June 27, 2009 and that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Pilgrim's Pride Corporation
June 27, 2009
Index

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

On June 1, 2009, approximately 555 former and current independent contract broiler growers, their spouses and poultry farms filed an adversary proceeding against the Company in the Bankruptcy Court. In the adversary proceeding, the plaintiffs assert claims against the Company for: (1) violations of sections 202(a), (b) and (e), 7 U.S.C. § 192 of the Packers and Stockyards Act, 1921; (2) intentional infliction of emotional distress; (3) violations of the Texas Deceptive Trade Practices Act; (4) promissory estoppel; (5) simple fraud; and (6) fraud by non-disclosure. In response to the adversary proceeding, the Company has filed, among other things, a motion seeking dismissal of the claims. Assuming this lawsuit, or a portion thereof, is permitted to proceed forward, the Company intends to vigorously defend against the merits of the adversary proceeding. The likelihood of an unfavorable outcome or the amount or range of any possible loss to the Company cannot be determined at this time.

On December 17, 2008, Kenneth Patterson filed suit in the United States District Court for the Eastern District of Texas, Marshall Division, against Lonnie “Bo” Pilgrim, Lonnie “Ken” Pilgrim, Clifford E. Butler, J. Clinton Rivers, Richard A. Cogdill, Renee N. DeBar, Pilgrim’s Pride Compensation Committee and other unnamed defendants (the “Patterson Action”). The complaint, brought pursuant to section 502 of the Employee Retirement Income Security Act of 1974 (“ERISA”), 29 U.S.C. § 1132, alleges that the individual defendants breached fiduciary duties to participants and beneficiaries of the Pilgrim’s Pride Stock Investment Plan (the “Plan”), as administered through the Retirement Savings Plan, and the To-Ricos, Inc. Employee Savings and Retirement Plan (collectively, and together with the Plan, the “Plans”). The allegations in the complaint are similar to the allegations made in the Acaldo case discussed below. Patterson further alleges that he purports to represent a class of all persons or entities who were participants in or beneficiaries of the Plan at any time between May 5, 2008 through the present and whose accounts held the Company's common stock or units in the Company's common stock. The complaint seeks actual damages in the amount of any losses the Plan suffered, to be allocated among the participants’ individual accounts as benefits due in proportion to the accounts’ diminution in value, attorneys’ fees, an order for equitable restitution and the imposition of constructive trust, and a declaration that each of the defendants have breached their fiduciary duties to the Plan participants. Although the Company is not a named defendant in this action, our bylaws require us to indemnify our current and former directors and officers from any liabilities and expenses incurred by them in connection with actions they took in

Pilgrim's Pride Corporation
June 27, 2009
Index

good faith while serving as an officer or director. The likelihood of an unfavorable outcome or the amount or range of any possible loss to the Company cannot be determined at this time. On January 23, 2009, Patterson filed a motion to consolidate the subsequently filed, similar Smalls case, which is discussed below, into this action.  The defendants filed a dispositive motion seeking to dismiss the Patterson complaint on April 16, 2009. The motion remains pending.

On January 2, 2009, Denise M. Smalls filed suit in the United States District Court for the Eastern District of Texas, Marshall Division, against Lonnie “Bo” Pilgrim, Lonnie Ken Pilgrim, Clifford E. Butler, J. Clinton Rivers, Richard A. Cogdill, Renee N. DeBar, Pilgrim’s Pride Compensation Committee and other unnamed defendants (the “Smalls Action”). The complaint and the allegations are similar to those filed in the Patterson case discussed above. Smalls alleges that she purports to represent a class of all persons or entities who were participants in or beneficiaries of the Plan at any time between May 5, 2008 through the present and whose accounts held the Company's common stock or units in the Company's common stock. The complaint seeks actual damages in the amount of any losses the Plan suffered, to be allocated among the participants’ individual accounts as benefits due in proportion to the accounts’ diminution in value, attorneys’ fees; an order for equitable restitution and the imposition of constructive trust; and a declaration that each of the defendants have breached their fiduciary duties to the Plan participants. Although the Company is not a named defendant in these actions, our bylaws require us to indemnify our current and former directors and officers from any liabilities and expenses incurred by them in connection with actions they took in good faith while serving as an officer or director. The likelihood of an unfavorable outcome or the amount or range of any possible loss to the Company cannot be determined at this time. On July 9, 2009, the defendants filed a dispositive motion seeking to dismiss the complaint.

On July 20, 2009, the Court entered an order consolidating the Smalls Action and the Patterson Action. The Company intends to defend vigorously against the merits of these actions and any attempts by either Mr. Patterson or Ms. Smalls to certify a class action.

On October 29, 2008, Ronald Acaldo filed suit in the U.S. District Court for the Eastern District of Texas, Marshall Division, against the Company and individual defendants Lonnie “Bo” Pilgrim, Lonnie Ken Pilgrim, J. Clinton Rivers, Richard A. Cogdill and Clifford E. Butler. The Complaint alleged that the Company and the individual defendants violated sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, by allegedly failing to disclose that “(a) the Company’s hedges to protect it from adverse changes in costs were not working and in fact were harming the Company’s results more than helping; (b) the Company’s inability to continue to use illegal workers would adversely affect its margins; (c) the Company’s financial results were continuing to deteriorate rather than improve, such that the Company’s capital structure was threatened; (d) the Company was in a much worse position than its competitors due to its inability to raise prices for consumers sufficient to offset cost increases, whereas it competitors were able to raise prices to offset higher costs affecting the industry; and (e) the Company had not made sufficient changes to its business to succeed in the more difficult industry conditions.” Mr. Acaldo further alleged that he purports to represent a class of all persons or entities who acquired the common stock of the Company from May 5, 2008 through September 24, 2008. The Complaint sought unspecified injunctive relief and an unspecified amount of damages.

Pilgrim's Pride Corporation
June 27, 2009
Index

On November 21, 2008, defendants filed a Motion to Dismiss and Brief in Support Thereof, asserting that plaintiff failed to identify any misleading statements, failed to adequately plead scienter against any defendants, failed to adequately plead loss causation, failed to adequately plead controlling person liability and, as to the omissions that plaintiff alleged defendants did not make, defendants alleged that the omissions were, in fact, disclosed.

On November 13, 2008, Chad Howes filed suit in the U.S. District Court for the Eastern District of Texas, Marshall Division, against the Company and individual defendants Lonnie “Bo” Pilgrim, Lonnie Ken Pilgrim, J. Clinton Rivers, Richard A. Cogdill and Clifford E. Butler. The allegations in the Howes Complaint are identical to those in the Acaldo Complaint, as are the class allegations and relief sought. The defendants were never served with the Howes Complaint.

On May 14, 2009, the Court consolidated the Acaldo and Howes cases and renamed the style of the case, “In re: Pilgrim’s Pride Corporation Securities Litigation.” On May 21, 2009, the Court granted the Pennsylvania Public Fund Group’s Motion for Appointment of Lead Plaintiff. Thereafter, on June 26, 2009, the lead plaintiff filed a Consolidated (and amended) Complaint. The Consolidated Complaint dismissed the Company and Clifford E. Butler as Defendants. In addition, the Consolidated Complaint added the following directors as Defendants:  Charles L. Black, S. Key Coker, Blake D. Lovette, Vance C. Miller, James G. Vetter, Jr., Donald L. Wass, Linda Chavez, and Keith W. Hughes. The Consolidated Complaint alleges four causes of action: violations of Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder solely against Lonnie “Bo” Pilgrim, Clint Rivers, and Rick Cogdill (referred as the “Officer Defendants”). Those claims assert that, during the Class Period of May 5, 2008 through October 28, 2008, the Defendants, through various financial statements, press releases and conference calls, made material misstatements of fact and/or omitted to disclose material facts by purportedly failing to completely impair the goodwill associated with the Gold Kist acquisition. The Consolidated Complaint also asserts claims under Section 11 of the Securities Act of 1933 against all Defendants, asserting that, statements made in a Registration Statement in connection with the May 14, 2008 secondary offering of the Company’s common stock were materially false and misleading for their failure to completely impair the goodwill associated with the Gold Kist acquisition. Finally, the Consolidated Complaint asserts a violation of Section 15 of the Securities Act of 1933 against the Officer Defendants only, claiming that the Officer Defendants were controlling persons of the Company and the other Defendants in connection with the Section 11 violation. By the Consolidated Complaint, the lead plaintiff seeks certification of the Class, undisclosed damages, and costs and attorneys’ fees.

No discovery has commenced in the consolidated case, and the case has not been set for trial. We express no opinion as to the likelihood of an unfavorable outcome or the amount or range of any possible loss to the Company by virtue of the consolidated case. We understand that the Individual Defendants intend to defend vigorously against the merits of the action and any attempts by the Lead Plaintiff to certify a class action.

Pilgrim's Pride Corporation
June 27, 2009
Index

The Wage and Hour Division of the US Department of Labor conducted an industry-wide investigation to ascertain compliance with various wage and hour issues, including the compensation of employees for the time spent on activities such as donning and doffing clothing and personal protective equipment. Due, in part, to the government investigation and the recent US Supreme Court decision in IBP, Inc. v. Alvarez, employees have brought claims against the Company. The claims filed against the Company as of the date of this report include: “Juan Garcia, et al. v. Pilgrim’s Pride Corporation, a/k/a Wampler Foods, Inc.”, filed in Pennsylvania state court on January 27, 2006 and subsequently removed to the US District Court for the Eastern District of Pennsylvania; “Esperanza Moya, et al. v. Pilgrim’s Pride Corporation and Maxi Staff, LLC”, filed March 23, 2006 in the Eastern District of Pennsylvania; “Barry Antee, et al. v. Pilgrim’s Pride Corporation” filed April 20, 2006 in the Eastern District of Texas; “Stephania Aaron, et al. v. Pilgrim’s Pride Corporation” filed August 22, 2006 in the Western District of Arkansas; “Salvador Aguilar, et al. v. Pilgrim’s Pride Corporation” filed August 23, 2006 in the Northern District of Alabama; “Benford v. Pilgrim’s Pride Corporation” filed November 2, 2006 in the Northern District of Alabama; “Porter v. Pilgrim’s Pride Corporation” filed December 7, 2006 in the Eastern District of Tennessee; “Freida Brown, et al v. Pilgrim’s Pride Corporation” filed March 14, 2007 in the Middle District of Georgia, Athens Division; “Roy Menser, et al v. Pilgrim’s Pride Corporation” filed February 28, 2007 in the Western District of Paducah, Kentucky; “Victor Manuel Hernandez v. Pilgrim’s Pride Corporation” filed January 30, 2007 in the Northern District of Georgia, Rome Division; “Angela Allen et al v. Pilgrim’s Pride Corporation” filed March 27, 2007 in United States District Court, Middle District of Georgia, Athens Division; Daisy Hammond and Felicia Pope v. Pilgrim’s Pride Corporation, in the Gainesville Division, Northern District of Georgia, filed on June 6, 2007; Gary Price v. Pilgrim’s Pride Corporation, in the US District Court for the Northern District of Georgia, Atlanta Division, filed on May 21, 2007; Kristin Roebuck et al v. Pilgrim’s Pride Corporation, in the US District Court, Athens, Georgia, Middle District, filed on May 23, 2007; and Elaine Chao v. Pilgrim’s Pride Corporation, in the US District Court, Dallas, Texas, Northern District, filed on August 6, 2007. The plaintiffs generally purport to bring a collective action for unpaid wages, unpaid overtime wages, liquidated damages, costs, attorneys' fees, and declaratory and/or injunctive relief and generally allege that they are not paid for the time it takes to either clear security, walk to their respective workstations, don and doff protective clothing, and/or sanitize clothing and equipment. The presiding judge in the consolidated action in El Dorado issued an initial Case Management order on July 9, 2007. Plaintiffs’ counsel filed a Consolidated Amended Complaint and the parties filed a Joint Rule 26(f) Report. On March 13, 2008, the Court issued an opinion and order finding that plaintiffs and potential class members are similarly situated and conditionally certifying the class for a collective action. The opt-in period is now closed. Approximately 13,700 plaintiffs have opted into the class.

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

Pilgrim's Pride Corporation
June 27, 2009
Index

On June 1, 2009, the plaintiffs filed a master proof of claim in the Bankruptcy Court. On June 30, 2009, the Bankruptcy Court issued an order granting limited relief from the automatic stay to allow limited discovery. Pursuant to that order, the parties are currently working on a proposed stipulation to govern such discovery. Also, the Company has filed a motion requesting that the claims in this matter be estimated for purposes of allowance and distribution. The Court has not ruled on that motion yet. Additionally, the DOL and the Company recently filed an agreed request that the DOL action be remanded to the Northern District of Texas, where it was originally filed. The plaintiffs have objected to this request and the Court has yet to rule on it. The Company believes that it has meritorious defenses to the consolidated lawsuit and intends to assert a vigorous defense to the litigation. We express no opinion as to the likelihood of an unfavorable outcome or the amount or range of any possible loss to the Company.

As of the date of this report, the following suits have been filed against Gold Kist, now merged into Pilgrim’s Pride Corporation, which make one or more of the allegations referenced above: Merrell v. Gold Kist, Inc., in the US District Court for the Northern District of Georgia, Gainesville Division, filed on December 21, 2006; Harris v. Gold Kist, Inc., in the US District Court for the Northern District of Georgia, Newnan Division, filed on December 21, 2006; Blanke v. Gold Kist, Inc., in the US District Court for the Southern District of Georgia, Waycross Division, filed on December 21, 2006; Clarke v. Gold Kist, Inc., in the US District Court for the Middle District of Georgia, Athens Division, filed on December 21, 2006; Atchison v. Gold Kist, Inc., in the US District Court for the Northern District of Alabama, Middle Division, filed on October 3, 2006; Carlisle v. Gold Kist, Inc., in the US District Court for the Northern District of Alabama, Middle Division, filed on October 2, 2006; Benbow v. Gold Kist, Inc., in the US District Court for the District of South Carolina, Columbia Division, filed on October 2, 2006; Bonds v. Gold Kist, Inc., in the US District Court for the Northern District of Alabama, Northwestern Division, filed on October 2, 2006. On April 23, 2007, Pilgrim’s filed a Motion to Transfer and Consolidate with the Judicial Panel on Multidistrict Litigation (“JPML”) requesting that all of the pending Gold Kist cases be consolidated into one case. Pilgrim’s Pride withdrew its Motion subject to the Plaintiffs’ counsel’s agreement to consolidate the seven separate actions into the pending Benbow case by dismissing those lawsuits and refiling/consolidating them into the Benbow action. Motions to Dismiss have been filed in all of the pending seven cases, and all of these cases have been formally dismissed. Pursuant to an agreement between the parties, which was approved by Court-order on June 6, 2007, these cases have been consolidated with the Benbow case. On that date, Plaintiffs were authorized to send notice to individuals regarding the pending lawsuits and were instructed that individuals had three months to file consents to opting in as plaintiffs in the consolidated cases. The opt-in period is now closed. To date, there are approximately 3,200 named plaintiffs and opt-in plaintiffs in the consolidated cases. The parties have engaged in limited discovery.

In response to a Notice of Suggestion of Bankruptcy, the Bankruptcy Court issued an order formally staying the case. On May 28, 2009, the plaintiffs filed a master proof of claim in the Bankruptcy Court. On June 30, 2009, the Bankruptcy Court issued an order granting limited relief from the automatic stay to allow limited discovery. Pursuant to that order, the parties are currently working on a proposed stipulation to govern such discovery. Also, the Company has filed a motion requesting that the claims in this matter be estimated for purposes of allowance and distribution. The Bankruptcy Court has not ruled on that

Pilgrim's Pride Corporation
June 27, 2009
Index

motion yet. Additionally, on May 26, 2009, additional plaintiffs filed an adversary proceeding in the Bankruptcy Court commencing an action under the FLSA, Adversary Proceeding No. 09-4219 (the “Atkinson Action”). On May 28, 2009, approximately 17 individuals filed proofs of claim in the Atkinson Action. The FLSA allegations in the Atkinson Action are similar to those asserted in the MDL and Benbow cases and the plants involved in the Atkinson Action are also involved in the Benbow case. The Company has filed a motion requesting that the claims in this matter be estimated for purposes of allowance and distribution. The Company intends to assert a vigorous defense to the litigation. The likelihood of an unfavorable outcome or the amount or range of ultimate liability cannot be determined at this time.

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

Pilgrim's Pride Corporation
June 27, 2009
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

10.1
Third Amendment to Amended and Restated Post-Petition Credit Agreement, dated as of July 15, 2009, among the Company, as borrower, certain subsidiaries of the Company, as guarantors, Bank of Montreal, as agent, and the lenders party thereto (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 17, 2009).

Pilgrim's Pride Corporation
June 27, 2009
Index

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
June 27, 2009
Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PILGRIM’S PRIDE CORPORATION

/s/ Richard A. Cogdill
Date:	July 31, 2009	Richard A. Cogdill
Chief Financial and Accounting Officer

Pilgrim's Pride Corporation
June 27, 2009
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

10.1
Third Amendment to Amended and Restated Post-Petition Credit Agreement, dated as of July 15, 2009, among the Company, as borrower, certain subsidiaries of the Company, as guarantors, Bank of Montreal, as agent, and the lenders party thereto (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 17, 2009).

Pilgrim's Pride Corporation
June 27, 2009
Index

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