Form 10-K
period 2009-09-26
PILGRIMS PRIDE CORP
filed 2009-11-23
CIK 802481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
____________________

FORM 10-K
____________________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 26, 2009

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes  ☐      No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒      No  ☐

Indicate by check mark whether the registrant has submitted electonically and posted on its corporate Web site, in any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12B-2 of the Exchange Act.

Large Accelerated Filer  ☐ Accelerated Filer  ☒
Non-accelerated Filer  ☐  (Do not check if a smaller reporting company) Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐      No  ☒

The aggregate market value of the Registrant’s Common Stock, $0.01 par value, held by non-affiliates of the Registrant as of March 28, 2009, was $73,056,151. For purposes of the foregoing calculation only, all directors, executive officers and 5% beneficial owners have been deemed affiliates.

Number of shares of the Registrant’s Common Stock outstanding as of November 20, 2009 was 77,141,389, which includes 3,085,656 shares of restricted stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

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

Chapter 11 Bankruptcy Filings

On December 1, 2008 (the "Petition Date"), Pilgrim’s Pride Corporation and six of its subsidiaries (collectively, the "Debtors") filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division (the "Bankruptcy Court"). The cases are being jointly administered under Case No. 08-45664. The Company’s subsidiaries in Mexico and certain subsidiaries in the United States (“US”) were not included in the filing (the “Non-filing Subsidiaries”) and continue to operate outside of the Chapter 11 process.

Subject to certain exceptions under the Bankruptcy Code, the Debtors’ Chapter 11 filing automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover on, collect or secure a claim arising prior to the Petition Date. Accordingly, most creditor actions to obtain possession of property from the Debtors, or to create, perfect or enforce any lien against the property of the Debtors, or to collect on monies owed or otherwise exercise rights or remedies with respect to a pre-petition claim are enjoined unless and until the Bankruptcy Court lifts the automatic stay.

Upon the filing of the Chapter 11 petitions, certain of our debt obligations became automatically and immediately due and payable, subject to an automatic stay of any action to collect, assert, or recover a claim against the Company and the application of applicable bankruptcy law. As a result, the accompanying Consolidated Balance Sheet as of September 27, 2008, included reclassifications of $1,872.1 million to reflect as current certain long-term debt under the Company’s credit facilities that was accelerated. Because of the bankruptcy petition, most of the Company’s pre-petition long-term debt is included in liabilities subject to compromise at September 26, 2009. The Company classifies pre-petition liabilities subject to compromise as a long-term liability because management does not believe the Company will use existing current assets or create additional current liabilities to fund these obligations.

Effective December 1, 2008, the New York Stock Exchange (“NYSE”) delisted our common stock as a result of the Company's filing of its Chapter 11 petition. Our common stock is now quoted on the Pink Sheets Electronic Quotation Service under the ticker symbol "PGPDQ.PK." The Company has applied with the NYSE to list its common stock upon its exit from bankruptcy under its prior ticker symbol “PPC.”

Pilgrim's Pride Corporation

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

The DIP Credit Agreement currently provides for an aggregate commitment of up to $350 million, which permits borrowings on a revolving basis. The commitment includes a $25 million sub-limit for swingline loans and a $20 million sub-limit for letters of credit. Outstanding borrowings under the DIP Credit Agreement bear interest at a per annum rate equal to 8.0% plus the greatest of (i) the prime rate as established by the DIP Agent from time to time, (ii) the average federal funds rate plus 0.5%, or (iii) the LIBOR rate plus 1.0%, payable monthly. The weighted average interest rate for 2009 was 11.25%. The loans under the Initial DIP Credit Agreement were used to repurchase all receivables sold under the Company's Amended and Restated Receivables Purchase Agreement dated September 26, 2008, as amended (the “RPA”). Loans under the DIP Credit Agreement were also used to fund the working capital requirements of the Company and its subsidiaries according to a budget as approved by the required lenders under the DIP Credit Agreement. For additional information on the RPA, see Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

Pilgrim's Pride Corporation

Actual borrowings by the Company under the DIP Credit Agreement are subject to a borrowing base, which is a formula based on certain eligible inventory and eligible receivables. The borrowing base formula is reduced by (i) pre-petition obligations under the Fourth Amended and Restated Secured Credit Agreement dated as of February 8, 2007, among the Company and certain of its subsidiaries, Bank of Montreal, as administrative agent, and the lenders parties thereto, as amended (the “Pre-Petition BMO Facility”), (ii) administrative and professional expenses incurred in connection with the bankruptcy proceedings and (iii) the amount owed by the Company and the Subsidiaries to any person on account of the purchase price of agricultural products or services (including poultry and livestock) if that person is entitled to any grower's or producer's lien or other security arrangement. The borrowing base is also limited to 2.22 times the formula amount of total eligible receivables. The DIP Credit Agreement provides that the Company may not incur capital expenditures in excess of $150 million. The Company must also meet minimum monthly levels of EBITDAR. Under the DIP Credit Agreement, "EBITDAR" means, generally, net income before interest, taxes, depreciation, amortization, writedowns of goodwill and other intangibles, asset impairment charges, certain restructuring and closure costs and other specified costs, charges, losses and gains. The DIP Credit Agreement also provides for certain other covenants, various representations and warranties, and events of default that are customary for transactions of this nature. As of September 26, 2009, the applicable borrowing base and the amount available for borrowings under the DIP Credit Agreement were both $329.2 million as there were no outstanding borrowings under the Credit Agreement.

The principal amount of outstanding loans under the DIP Credit Agreement, together with accrued and unpaid interest thereon, are payable in full at maturity on December 1, 2009, subject to extension for an additional six months with the approval of all lenders thereunder. The Company has requested a two-month extension. All obligations under the DIP Credit Agreement are unconditionally guaranteed by the Subsidiaries and are secured by a first priority priming lien on substantially all of the assets of the Company and the Subsidiaries, subject to specified permitted liens in the DIP Credit Agreement.

Under the terms of the DIP Credit Agreement and applicable bankruptcy law, the Company may not pay dividends on the common stock while it is in bankruptcy. The DIP Credit Agreement allows the Company to provide additional advances to the Non-filing Subsidiaries of up to approximately $30 million in excess of the net amount of such advances on the petition date. Management believes that all of the Non-filing Subsidiaries, including the Company’s Mexican subsidiaries, will continue to be able to operate within this limitation.

For additional information on the DIP Credit Agreement, see Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

Pilgrim's Pride Corporation

Shortly after the Petition Date, the Debtors began notifying all known current or potential creditors of the Chapter 11 filing. Subject to certain exceptions under the Bankruptcy Code, the Debtors’ Chapter 11 filing automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover on, collect or secure a claim arising prior to the Petition Date. Accordingly, most creditor actions to obtain possession of property from the Debtors, or to create, perfect or enforce any lien against the property of the Debtors, or to collect on monies owed or otherwise exercise rights or remedies with respect to a pre-petition claim are enjoined unless and until the Bankruptcy Court lifts the automatic stay. Vendors are being paid for goods furnished and services provided after the Petition Date in the ordinary course of business. Further, the Bankruptcy Court approved payment of certain of the Debtors’ pre-petition obligations, including, among other things, employee wages, salaries and benefits, and the Bankruptcy Court has approved the payment of vendors and other providers who provided goods or services in the ordinary course of the Debtors’ businesses that were ordered pre-petition but received from and after the Petition Date and other business-related payments necessary to maintain the operation of our businesses.

The Debtors retained, subject to Bankruptcy Court approval, legal and financial professionals to advise the Debtors on the bankruptcy proceedings and certain other "ordinary course" professionals. From time to time, the Debtors may seek Bankruptcy Court approval for the retention of additional professionals.

Also, as permitted by the Bankruptcy Code, the United States Trustee for the Northern District of Texas (the "US Trustee") appointed an official committee of unsecured creditors (the "Creditors’ Committee"). The Creditors’ Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court with respect to the Debtors.  In addition, on April 30, 2009, the Bankruptcy Court ordered the US Trustee to appoint an official committee of equity holders (the "Equity Committee") to represent the interests of Pilgrim's Pride's equity holders in the Debtors' bankruptcy cases.

Under Section 365 and other relevant sections of the Bankruptcy Code, we may assume, assume and assign, or reject certain executory contracts and unexpired leases, including, without limitation, leases of real property and equipment, subject to the approval of the Bankruptcy Court and certain other conditions. Any description of an executory contract or unexpired lease in this report, including where applicable our express termination rights or a quantification of our obligations, must be read in conjunction with, and is qualified by, any overriding rejection rights we have under Section 365 of the Bankruptcy Code. The Debtors expect to file a list of executory contracts that are being assumed no later than November 20, 2009, unless the deadline for equity holders to vote on the Proposed Plan is extended, in which event the deadline to file the list of executory contracts to be assumed may be extended.

Pilgrim's Pride Corporation

Proposed Plan of Reorganization and Acquisition

In order for the Debtors to successfully exit Chapter 11, the Bankruptcy Court must first confirm a plan of reorganization with respect to the Debtors that satisfies the requirements of the Bankruptcy Code. To be confirmed, a plan of reorganization would, among other things, need to resolve the Debtors’ pre-petition obligations, set forth the revised capital structure of the newly reorganized entity and provide for corporate governance subsequent to exit from bankruptcy.

Under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise, pre-petition liabilities and post-petition liabilities must generally be satisfied in full before stockholders would be entitled to receive any distribution or retain any property under a plan of reorganization. The ultimate recovery to creditors and/or stockholders, if any, will not be determined until confirmation of a plan or plans of reorganization. No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 cases to each of these constituencies or what types or amounts of distributions, if any, they would receive. A plan of reorganization could result in holders of our liabilities and/or securities, including our common stock, receiving no distribution on account of their interests and cancellation of their holdings. Because of such possibilities, the value of our liabilities and securities, including our common stock, is highly speculative. Appropriate caution should be exercised with respect to existing and future investments in any of the liabilities and/or securities of the Debtors. At this time there is no assurance we will be able to restructure as a going concern or successfully obtain confirmation of and implement a plan of reorganization.

The Proposed Plan

On September 17, 2009, the Debtors filed their Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court, along with the Disclosure Statement for the Debtors' Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code (as amended and supplemented, the "Disclosure Statement"). On November 11, 2009, the Debtors filed an Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (As Modified) with the Bankruptcy Court (as amended and supplemented, the "Proposed Plan") which altered the treatment of unsecured note holders to provide that unsecured note holders may take a cash option rather than have their notes reinstated. The Proposed Plan provides that all unsecured creditors of the Debtors are unimpaired pursuant to Section 1124 of the Bankruptcy Code. Accordingly, the votes of unsecured creditors on the Proposed Plan are not being solicited as they will be deemed to have accepted the Proposed Plan. The Proposed Plan further provides for a reorganization of the Debtors' businesses as a going concern. The Proposed Plan is premised on (i) a transaction with JBS USA Holdings, Inc. (the "Plan Sponsor" or "JBS USA") whereby, pursuant to the SPA (defined below), the Plan Sponsor will purchase approximately 64% of the common stock of the reorganized Company (“Reorganized PPC”) in exchange for $800 million in cash, to be used by the Debtors to, among other things, fund distributions to holders of allowed claims under the Proposed Plan, and (ii) the Debtors entering into a new credit facility having an aggregate commitment of up to $1,750 million (as described below, the "Exit Credit Facility"). If the Proposed Plan is confirmed and becomes effective, the Company will adopt and file an Amended and Restated Certificate of Incorporation (the "Restated Certificate of Incorporation") and will adopt Amended and Restated Corporate Bylaws (the "Restated Bylaws").

Pilgrim's Pride Corporation

The Plan Sponsor is a wholly-owned indirect subsidiary of JBS S.A., a Brazil-based meat producer with total market capitalization of approximately $3.7 billion as of August 25, 2009. Both JBS S.A. and JBS USA operate in two major business segments:  beef and pork. In terms of slaughtering capacity, JBS USA is among the leading beef and pork processors in the US and has been the largest beef processor in Australia for the past 15 years. As a standalone company, JBS USA would be the largest beef processor in the world. JBS USA also owns and operates the largest feedlot business in the US.

The Proposed Plan will not become effective until certain conditions are satisfied or waived, including: (i) entry of an order by the Bankruptcy Court confirming the Proposed Plan, (ii) all actions, documents and agreements necessary to implement the Proposed Plan having been effected or executed, (iii) satisfaction or waiver of the conditions precedent to the SPA (including access of the Debtors to funding under the Exit Credit Facility), other than those which are to be satisfied at the closing of the transactions contemplated by the SPA (as defined below), (iv) the Debtors having access to the cash contributed by the Plan Sponsor, and (v) specified claims of the Debtors' secured lenders having been paid in full pursuant to the Proposed Plan.

On September 29, 2009, the Bankruptcy Court approved a motion to further extend the period during which the Debtors have the exclusive right to file a plan of reorganization and the period during which the Debtors can obtain the necessary acceptances of the plan of reorganization, during which time competing plans may not be filed, through and including December 31, 2009, and March 1, 2010, respectively. If necessary, we may file one or more motions to request further extensions of these time periods. On October 22, 2009, we received approval from the Bankruptcy Court to begin soliciting stockholder acceptance of the Proposed Plan.

Section 1128(a) of the Bankruptcy Code requires the Bankruptcy Court, after appropriate notice, to hold a hearing on confirmation of a plan of reorganization. The confirmation hearing on the Proposed Plan is scheduled for December 8, 2009. The confirmation hearing may be adjourned from time to time by the Bankruptcy Court without further notice except for an announcement of the adjourned date made at the confirmation hearing or any subsequent adjourned confirmation hearing. There can be no assurance at this time that the Proposed Plan will be confirmed by the Bankruptcy Court or that any such plan will be implemented successfully.

If the Proposed Plan is confirmed and the transactions contemplated thereby are consummated, all holders of claims will be paid in full, unless otherwise agreed by the applicable holder. Holders of equity interests immediately prior to the effectiveness of the Proposed Plan would collectively be issued 36% of the common stock of Reorganized PPC.

The Proposed Acquisition

On September 16, 2009, we entered into a stock purchase agreement with the Plan Sponsor (the “SPA”). As discussed above, upon consummation of the transactions contemplated by the SPA, the Plan Sponsor will purchase 64% of the total issued and outstanding common stock of Reorganized PPC (the “Proposed Acquisition”) in exchange for aggregate consideration of $800 million in cash, to be used by the Debtors, among other things, to fund distributions under the Proposed Plan.

Pilgrim's Pride Corporation

The Proposed Acquisition is subject to approval by the Bankruptcy Court of (i) the Proposed Plan and the Disclosure Statement, and (ii) the SPA. In addition, the obligations of the Company and the Plan Sponsor under the SPA are subject to the satisfaction of customary conditions to closing, including, without limitation, the execution and delivery of definitive documentation, receipt of certain regulatory approvals and governmental filings and the expiration or termination of applicable waiting periods, material compliance with the covenants by the parties, the representations and warranties under the SPA being true and correct (subject to certain materiality qualifiers), the absence of a material adverse change with respect to us since the date of the SPA and the payment of certain fees and expenses. In addition, the obligations of JBS USA under the SPA are conditioned on access of the Debtors to funding under the Exit Credit Facility. The obligations of JBS USA under the SPA, including JBS USA's payment of the $800 million purchase price in exchange for 64% of the total issued and outstanding common stock of Reorganized PPC, have no other financing conditions.

On October 14, 2009, the Company and the Plan Sponsor received notice from the Federal Trade Commission Bureau of Competition and the US Department of Justice of early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The Proposed Acquisition remains subject to receipt of certain other regulatory approvals.

On September 17, 2009, we filed a motion with the Bankruptcy Court seeking entry of an order approving certain provisions of the SPA. On October 7, 2009, the Bankruptcy Court granted the motion and approved certain provisions of the SPA. We also sought approval of the remaining portions of the SPA as part of the approval of the Proposed Plan.

In connection with the closing of the Proposed Acquisition, the Company will enter into a stockholders agreement with JBS USA (the "Stockholders Agreement") and will adopt and file the Restated Certificate of Incorporation. The Stockholders Agreement and the Restated Certificate of Incorporation will govern the constitution of the Company's board of directors and the selection of its members. The Stockholders Agreement, among other things, will also restrict the ability of JBS USA to purchase shares of the common stock of Reorganized PPC, require the approval of the Company's stockholders with respect to specified amendments to the Restated Certificate of Incorporation and Restated Bylaws and require JBS USA to use commercially reasonable efforts to maintain the listing of the common stock of Reorganized PPC on a national securities exchange. Among other rights, the Restated Certificate of Incorporation provides that, if JBS USA completes an initial public offering of its common stock, then, JBS USA has the right to exchange all of the outstanding common stock of Reorganized PPC for JBS USA common stock. For a period beginning upon the completion of such offering and ending two years and 30 days after the effective date of the Proposed Plan, JBS USA may exercise this exchange right during limited exchange windows in each fiscal quarter beginning six trading days after both Reorganized PPC and JBS USA have made their respective periodic reports or earnings releases for the preceding quarter or year, as applicable, and ending on the last day of the fiscal quarter during which the report or release was made. The number of shares of JBS USA common stock to be issued in exchange for the Reorganized PPC common stock will be dependent upon the relative average volume-weighted daily trading prices per share of the common stock of Reorganized PPC and the JBS USA common stock during the period immediately preceding the time JBS USA exercises its exchange right. For additional information on the exchange, see Item 1A. "Risk Factors—Mandatory Exchange Transaction.

Pilgrim's Pride Corporation

Holders of Reorganized PPC’s common stock may ultimately receive shares of JBS USA common stock."

Exit Credit Facility

Upon exiting from bankruptcy, the Company and certain of its subsidiaries, consisting of To-Ricos, Ltd. and To-Ricos Distribution, Ltd. (collectively, the “To-Ricos Borrowers”), expect to enter into the Exit Credit Facility that provides for an aggregate commitment of up to $1,750 million consisting of (i) a revolving loan commitment of at least $600 million, (ii) a term loan A commitment of up to $375 million and (iii) a term loan B commitment of up to $775 million. The revolving loan commitment will mature in 2012. Term A loans, which cannot exceed $375 million in the aggregate, will mature in 2012. Term B loans, which cannot exceed $775 million in the aggregate, will mature in 2014. CoBank ACB will serve as administrative agent (“Exit Facility Agent”) on behalf of the lenders under the Exit Credit Facility. The Company has received non-binding mandate letters from the potential lenders party to the Exit Credit Facility.

The Term A loans mature three years from the effective date of the Exit Credit Facility and must be repaid in 12 equal quarterly principal installments of $12.5 million beginning on April 15, 2010, with the final installment due on the maturity date for the Term A loans. The Term B loans mature five years from the effective date of the Exit Credit Facility and must be repaid in 16 equal quarterly principal installments of $12.5 million beginning on April 15, 2011, with the final installment due on the maturity date for the Term B loans. Additionally, following the end of each fiscal year, a portion of our cash flow must be used to repay outstanding principal amounts under the Term A and Term B loans. Covenants in the Exit Credit Facility will also require us to use the proceeds we receive from certain asset sales and specified debt or equity issuances and upon the occurrence of other events to repay outstanding borrowings under the Exit Credit Facility.

The Exit Credit Facility includes a $50 million sub-limit for swingline loans and a $200 million sub-limit for letters of credit. Outstanding borrowings under the revolving loan commitment will bear interest at a per annum rate equal to 3.50% plus the greater of (i) the US prime rate as published by the Wall Street Journal, (ii) the average federal funds rate plus 0.5%, and (iii) the one-month LIBOR rate plus 1.0%, in the case of alternate base rate loans, or 4.50% plus the one, two, three or six month LIBOR rate adjusted by the applicable statutory reserve, in the case of Eurodollar loans. Outstanding Term A and Term B-1 loans will bear interest at a per annum rate equal to 4.00% plus greater of (i) the U.S. prime rate, as published by the Wall Street Journal, (ii) the average federal funds rate plus 0.5%, and (iii) the one month LIBOR rate plus 1.0%, in the case of alternate base rate loans, or 5.00%, plus the one, two, three or six month LIBOR Rate adjusted by the applicable statutory reserve, in the case of Eurodollar loans. Outstanding Term B-2 loans will bear interest at a per annum rate equal to 9.00%. Commitment fees charged on the revolving commitments under the Exit Credit Facility will accrue at a per annum rate equal to 1.00%.

Pilgrim's Pride Corporation

The proceeds of the borrowings under the Exit Credit Facility will be used to (i) repay outstanding secured and unsecured indebtedness of the Company and (ii) pay fees, costs and expenses related to and contemplated by the Exit Credit Facility and the Proposed Plan. In addition, proceeds of the borrowings under the revolving loan commitment will be used to finance the general corporate purposes of the borrowers (including capital expenditures, permitted acquisitions and principal and interest under the Exit Credit Facility).

Actual borrowings by the Company under the Exit Credit Facility will be subject to a borrowing base, which is a formula based on certain eligible inventory, eligible receivables and restricted cash under the control of the Exit Facility Agent. The borrowing base formula will be reduced by the sum of (i) inventory reserves, (ii) rent and collateral access reserves, and (iii) any amount more than 15 days past due that is owed by the Company or its subsidiaries to any person on account of the purchase price of agricultural products or services (including poultry and livestock) if that person is entitled to any grower's or producer's lien or other security arrangement. Revolving loan availability under the borrowing base also will be limited to an aggregate of $25 million with respect to the To-Ricos Borrowers.

The Exit Credit Facility will provide that the Company may not incur capital expenditures in excess of $225 million in fiscal year 2010, $275 million in fiscal year 2011 and $350 million per fiscal year thereafter. The Company must also maintain a minimum fixed charge coverage ratio and a minimum level of tangible net worth and may not exceed a maximum leverage ratio. The Exit Credit Facility will contain various covenants that may adversely affect our ability to, among other things, incur additional indebtedness, incur liens, pay dividends or make certain restricted payments, consummate certain asset sales, enter into certain transactions with JBS USA and our other affiliates, merge, consolidate and/or sell or dispose of all or substantially all of our assets.

All obligations under the Exit Credit Facility will be unconditionally guaranteed by certain of the Company’s subsidiaries and will be secured by a first priority lien on (i) the domestic (including Puerto Rico) accounts and inventory of the Company and its subsidiaries, (ii) 100% of the equity interests in the To-Ricos Borrowers and the Company’s domestic subsidiaries and 65% of the equity interests in the Company’s direct foreign subsidiaries, (iii) substantially all of the personal property and intangibles of the Company, the To-Ricos Borrowers and the guarantor subsidiaries, and (iv) substantially all of the real estate and fixed assets of the Company and the subsidiary guarantors.

The Exit Credit Facility will allow the Company to provide additional advances to its subsidiaries in an amount equal to the net amount of such advances in effect on the date of the Exit Credit Facility plus $30 million. Management believes that all of the Company’s subsidiaries, including the Company’s Mexican subsidiaries, will be able to operate within this limitation.

Pilgrim's Pride Corporation

The Proposed Plan contemplates that the notes under the Company's outstanding indentures will be reinstated unless and to the extent a holder of the notes elects to receive a cash payment equal to the principal amounts of the notes plus unpaid interest that had accrued pre-petition with interest accruing on such interest at the default contract rate through the effective date of the Proposed Plan and the unpaid post-petition interest at the non-default contract rate through the effective date. To the extent the holders of these notes elect reinstatement, then the amount of the term loan commitments under the Exit Credit Facility will be reduced on a dollar-for-dollar and pro rata basis.

For additional information on the Exit Credit Facility, see Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

Going Concern Matters

The accompanying Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern. However, there is substantial doubt about the Company’s ability to continue as a going concern based on the factors previously discussed. The Consolidated Financial Statements do not include any adjustments related to the recoverability and classification of recorded assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern. The Consolidated Financial Statements do not purport to reflect or provide for the consequences of our Chapter 11 proceedings. In particular, the financial statements do not purport to show (i) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (ii) as to pre-petition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (iii) as to shareowners’ equity accounts, the effect of any changes that may be made in our capitalization; or (iv) as to operations, the effect of any changes that may be made to our business. The Company’s ability to continue as a going concern is dependent upon, among other things, the ability of the Company to return to historic levels of profitability and, in the near term, restructure its obligations in a manner that allows it to obtain confirmation of a plan of reorganization by the Bankruptcy Court.

General Development of Business

Overview

The Company, which was incorporated in Texas in 1968 and re-incorporated in Delaware in 1986, is the successor to a partnership founded in 1946 that operated a retail feed store. Lonnie “Bo” Pilgrim, the Senior Chairman, and certain entities related to Mr. Pilgrim are, collectively, the major stockholder of the Company (the “Major Stockholder”). Over the years, the Company grew as the result of expanding markets, increased market penetration and various acquisitions of farming operations and poultry processors. This included the acquisition of Gold Kist Inc. (“Gold Kist”) discussed below. Pilgrim’s Pride is one of the largest chicken companies in the US, Mexico and Puerto Rico. Our fresh chicken retail line is sold throughout the US, throughout Puerto Rico, and in the northern and central regions of Mexico. Our prepared chicken products meet the needs of some of the largest customers in the food service industry across the US. Additionally, the Company exports commodity chicken products to over 90 countries. As a vertically integrated company, we control every phase of the production of our products.  We operate feed mills, hatcheries, processing plants and distribution centers in 14 US states, Puerto Rico and Mexico. We believe this vertical integration has made us one of the highest-quality producers of chicken in North America.

Pilgrim's Pride Corporation

We have applied a long-term business strategy of focusing our growth efforts on the historically higher-value prepared chicken products and have become a recognized industry leader in this market. Accordingly, we focused our sales efforts on the foodservice industry, principally chain restaurants and food processors. More recently, we also focused our sales efforts on retailers seeking value-added products. In 2009, we sold 7.2 billion pounds of dressed chicken and generated net sales of $7.1 billion. In 2009, our US operations, including Puerto Rico, accounted for 92.7% of our net sales. Our Mexico operations generated the remaining 7.3% of our net sales.

Business Acquisition Activities

In December 2006, we acquired a majority of the outstanding common stock of Gold Kist through a tender offer. We subsequently acquired all remaining Gold Kist shares and, in January 2007, Gold Kist became our wholly owned subsidiary. Gold Kist operated a fully-integrated chicken production business that included live production, processing, marketing and distribution. This acquisition positioned us as one of the largest chicken companies in the US, and that position provided us with opportunities to expand our geographic reach and customer base and further pursue value-added and prepared chicken opportunities.

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

Pilgrim's Pride Corporation

(3)	Export and other chicken products, which are primarily parts and whole chicken, either refrigerated or frozen for US export or domestic use, and prepared chicken products for US export.

Our chicken products are sold primarily to:

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

(3)
Export and other chicken product customers, who purchase chicken products for export to Eastern Europe (including Russia), the Far East (including China), Mexico and other world markets. Our export and other chicken products, with the exception of our exported prepared chicken products, consist of whole chickens and chicken parts sold primarily in bulk, non-branded form, either refrigerated to distributors in the US or frozen for distribution to export markets.

Our other products consist of:

(1)	Other types of meat protein along with various other staples purchased and sold by our distribution centers as a convenience to our chicken customers who purchase through the distribution centers.

(2)	The production and sale of table eggs, commercial feeds and related items, live hogs and protein conversion products.

Pilgrim's Pride Corporation

The following table sets forth, for the periods beginning with 2005, net sales attributable to each of our primary product lines and markets served with those products. We based the table on our internal sales reports and their classification of product types and customers.

	2009	2008	2007(a)	2006	2005
	(52 weeks)	(52 weeks)	(52 weeks)	(52 weeks)	(52 weeks)
US chicken:	(In thousands)
Prepared chicken:
Foodservice	$1,828,038	$2,033,489	$1,897,643	$1,567,297	$1,622,901
Retail	466,538	518,576	511,470	308,486	283,392

Total prepared chicken	2,294,576	2,552,065	2,409,113	1,875,783	1,906,293

Fresh chicken:
Foodservice	2,128,112	2,550,339	2,280,057	1,388,451	1,509,189
Retail	984,950	1,041,446	975,659	496,560	612,081

Total fresh chicken	3,113,062	3,591,785	3,255,716	1,885,011	2,121,270

Export and other:
Export:
Prepared chicken	85,135	94,795	83,317	64,338	59,473
Fresh chicken	553,407	818,239	559,429	257,823	303,150

Total export(b)	638,542	913,034	642,746	322,161	362,623
Other chicken by-products	17,734	20,163	20,779	15,448	21,083

Total export and other	656,276	933,197	663,525	337,609	383,706

Total US chicken	6,063,914	7,077,047	6,328,354	4,098,403	4,411,269

Mexico chicken	487,785	543,583	488,466	418,745	403,353

Total chicken	6,551,699	7,620,630	6,816,820	4,517,148	4,814,622

Other products:
US	505,738	863,495	661,115	618,575	626,056
Mexico	30,618	34,632	20,677	17,006	20,759

Total other products	536,356	898,127	681,792	635,581	646,815

Total net sales	$7,088,055	$8,518,757	$7,498,612	$5,152,729	$5,461,437

Total prepared chicken	$2,379,711	$2,646,860	$2,492,430	$1,940,121	$1,965,766

(a)	The Gold Kist acquisition on December 27, 2006, was accounted for as a purchase.

(b)	Export items include certain chicken parts that have greater value in the overseas markets than in the US.

Pilgrim's Pride Corporation

The following table sets forth, beginning with 2005, the percentage of net US chicken sales attributable to each of our primary product lines and the markets serviced with those products. We based the table and related discussion on our internal sales reports and their classification of product types and customers.

	2009	2008	2007(a)	2006	2005
Prepared chicken:
Foodservice	30.1%	28.8%	30.1%	38.2%	36.8%
Retail	7.8%	7.3%	8.1%	7.5%	6.4%

Total prepared chicken	37.9%	36.1%	38.2%	45.7%	43.2%

Fresh chicken:
Foodservice	35.1%	36.0%	36.0%	33.9%	34.2%
Retail	16.2%	14.7%	15.4%	12.1%	13.9%

Total fresh chicken	51.3%	50.7%	51.4%	46.0%	48.1%

Export and other:
Export:
Prepared chicken	1.4%	1.3%	1.3%	1.6%	1.3%
Fresh chicken	9.1%	11.6%	8.8%	6.3%	6.9%

Total export(b)	10.5%	12.9%	10.1%	7.9%	8.2%
Other chicken by-products	0.3%	0.3%	0.3%	0.4%	0.5

Total export and other	10.8%	13.2%	10.4%	8.3%	8.7%

Total US chicken	100.0%	100.0%	100.0%	100.0%	100.0%

Total prepared chicken as a percent of US chicken	39.2%	37.4%	39.5%	47.3%	44.5%

(a)	The Gold Kist acquisition on December 27, 2006, was accounted for as a purchase.

(b)	Export items include certain chicken parts that have greater value in the overseas markets than in the US.

UNITED STATES

Product Types

Fresh Chicken Overview.  Fresh chicken is an important component of our sales and accounted for $3,113.1 million, or 51.3%, of our total US chicken sales for 2009. In addition to maintaining sales of mature, traditional fresh chicken products, our strategy has been to shift the mix of our US fresh chicken products by continuing to increase sales of faster-growing products, such as marinated whole chicken and chicken parts, and to continually shift portions of this product mix into the higher-value prepared chicken category.

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

Pilgrim's Pride Corporation

Prepared Chicken Overview.  During 2009, $2,294.6 million, or 37.9%, of our US chicken sales were in prepared chicken products to foodservice customers and retail distributors, as compared to $1,906.3 million, or 43.2%, in 2005. These numbers reflect the impact of our historical strategic focus for growth in the prepared chicken markets and our acquisition of Gold Kist. The market for prepared chicken products has experienced, and we believe will continue to experience, greater growth and higher average sales prices than fresh chicken products. Also, the production and sale in the US of prepared chicken products reduce the impact of the costs of feed ingredients on our profitability. Feed ingredient costs are the single largest component of our US chicken segment cost of sales, representing approximately 37.1% of our US chicken segment cost of sales for 2009. The production of feed ingredients is positively or negatively affected primarily by the global level of supply inventories, demand for feed ingredients, the agricultural policies of the US and foreign governments and weather patterns throughout the world. As further processing is performed, feed ingredient costs become a decreasing percentage of a product’s total production cost, thereby reducing their impact on our profitability. Products sold in this form enable us to charge a premium, reduce the impact of feed ingredient costs on our profitability and improve and stabilize our profit margins.

We establish prices for our prepared chicken products based primarily upon perceived value to the customer, production costs and prices of competing products. The majority of these products are sold pursuant to agreements with varying terms that either set a fixed price for the products or set a price according to formulas based on an underlying commodity market, subject in many cases to minimum and maximum prices. Many times, these prices are dependent upon the customer’s location, volume, product specifications and other factors.

Export and Other Chicken Products Overview.  Our export and other products consist of whole chickens and chicken parts sold primarily in bulk, non-branded form, either refrigerated to distributors in the US or frozen for distribution to export markets, and branded and non-branded prepared chicken products for distribution to export markets. In 2009, approximately $656.3 million, or 10.8%, of our total US chicken sales were attributable to US chicken export and other products. These exports and other products, other than the prepared chicken products, have historically been characterized by lower prices and greater price volatility than our more value-added product lines.

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

Pilgrim's Pride Corporation

We believe we have operational strengths in terms of full-line product capabilities, high-volume production capacities, research and development expertise and extensive distribution and marketing experience relative to smaller and non-vertically integrated producers. Foodservice growth, outside of any temporary effects resulting from the current recessionary impacts being experienced in the US, is anticipated to continue. Due to internal growth and the impact of the Gold Kist acquisition, our sales to the foodservice market from 2005 through 2009 grew at a compounded annual growth rate of 6.0% and represented 65.2% of the net sales of our US chicken operations in 2009.

Foodservice—Prepared Chicken.  Our prepared chicken sales to the foodservice market were $1,828.0 million in 2009 compared to $1,622.9 million in 2005, a compounded annual growth rate of approximately 3.0%. In addition to the significant increase in sales created by the acquisition of Gold Kist, we attribute this growth in sales of prepared chicken to the foodservice market to a number of factors:

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

▪	We are vertically integrated, giving us control over our supply of chicken and chicken parts;

▪
Our further processing facilities, with a wide range of capabilities, are particularly well suited to the high-volume production as well as low-volume custom production runs necessary to meet both the capacity and quality requirements of the foodservice market; and

▪	We have established a reputation for dependable quality, highly responsive service and excellent technical support.

•	As a result of the experience and reputation developed with larger customers, we have increasingly become the principal supplier to mid-sized foodservice organizations.

•
Our in-house product development group follows a customer-driven research and development focus designed to develop new products to meet customers’ changing needs. Our research and development personnel often work directly with institutional customers in developing products for these customers.

Pilgrim's Pride Corporation

•	We are a leader in utilizing advanced processing technology, which enables us to better meet our customers’ needs for product innovation, consistent quality and cost efficiency.

Foodservice—Fresh Chicken.  We produce and market fresh, refrigerated chicken for sale to US quick-service restaurant chains, delicatessens and other customers. These chickens have the giblets removed, are usually of specific weight ranges and are usually pre-cut to customer specifications. They are often marinated to enhance value and product differentiation. By growing and processing to customers’ specifications, we are able to assist quick-service restaurant chains in controlling costs and maintaining quality and size consistency of chicken pieces sold to the consumer. Our fresh chicken products sales to the foodservice market were $2,128.1 million in 2009 compared to $1,509.2 million in 2005, a compounded annual growth rate of approximately 9.0%.

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

Due to internal growth and the impact of the Gold Kist acquisition, our sales to the retail market from 2005 through 2009 grew at a compounded annual growth rate of 12.8% and represented 23.9% of the net sales of our US chicken operations in 2009.

Retail—Prepared Chicken.  We sell retail-oriented prepared chicken products primarily to grocery store chains located throughout the US. Our prepared chicken products sales to the retail market were $466.5 million in 2009 compared to $283.4 million in 2005, a compounded annual growth rate of approximately 13.3%. We believe that our growth in this market segment will continue as retailers concentrate on satisfying consumer demand for more products that are quick, easy and convenient to prepare at home.

Pilgrim's Pride Corporation

Retail—Fresh Chicken.  Our prepackaged retail products include various combinations of freshly refrigerated, whole chickens and chicken parts in trays, bags or other consumer packs labeled and priced ready for the retail grocer’s fresh meat counter. Our retail fresh chicken products are sold in the central, southwestern, southeastern and western regions of the US. Our fresh chicken sales to the retail market were $985.0 million in 2009 compared to $612.1 million in 2005, a compounded annual growth rate of approximately 12.6% resulting primarily from our acquisition of Gold Kist in 2007. We believe the retail prepackaged fresh chicken business will continue to be a large and relatively stable market, providing opportunities for product differentiation and regional brand loyalty.

Export and Other Chicken Products.  Our export and other chicken products, with the exception of our exported prepared chicken products, consist of whole chickens and chicken parts sold primarily in bulk, non-branded form either refrigerated to distributors in the US or frozen for distribution to export markets. In the US, prices of these products are negotiated daily or weekly and are generally related to market prices quoted by the USDA or other public price reporting services. We sell US-produced chicken products for export to Eastern Europe (including Russia), the Far East (including China), Mexico and other world markets.

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

Pilgrim's Pride Corporation

We market fresh eggs under the Pilgrim’s Pride® brand name, as well as under private labels, in various sizes of cartons and flats to US retail grocery and institutional foodservice customers located primarily in Texas. We have a housing capacity for approximately 2.1 million commercial egg laying hens which can produce approximately 42 million dozen eggs annually and are currently operating at 66% of our housing capacity. The Company does not own this capacity; it leases this capacity from its Major Stockholder. The lease matures on December 31, 2011. US egg prices are determined weekly based upon reported market prices. The US egg industry has been consolidating over the last few years, with the 25 largest producers accounting for more than 75% of the total number of egg laying hens in service during 2009. We compete with other US egg producers primarily on the basis of product quality, reliability, price and customer service.

We produce and sell livestock feeds at our feed mill in Mt. Pleasant, Texas, and at our farm supply store in Pittsburg, Texas, to dairy farmers and livestock producers in northeastern Texas. We engage in similar sales activities at our other US feed mills. We also have a small pork operation that we acquired through the Gold Kist acquisition that raises and sells live hogs to processors. Also included in this category are chicken by-products, which we convert into protein products and sell primarily to manufacturers of pet foods.

MEXICO

Background

The Mexico market represented approximately 7.3% of our net sales in 2009. We are the second-largest producer and seller of chicken in Mexico. We believe that we are one of the lower-cost producers of chicken in Mexico.

Product Types

While the market for chicken products in Mexico is less developed than in the US, with sales attributed to fewer, more basic products, we have been successful in differentiating our products through high-quality client service and product improvements such as dry-air chilled, eviscerated products. Additionally, we are an important player in the live market, which accounts for 27% of the industry-wide chicken sales in Mexico. The supermarket chains consider us one of the leaders in innovation for fresh products. The market for value-added products is increasing. Our strategy is to capitalize on this trend through our vast US experience in both products and quality and our well-known service.

Pilgrim's Pride Corporation

Markets

We sell our chicken products primarily to wholesalers, large restaurant chains, fast food accounts, supermarket chains and direct retail distribution in selected markets. Due to production cutbacks and other cost-reduction measures we implemented this past year, we converted our Mexico operations into primarily a regional producer servicing the central states in Mexico. The northwestern Mexico states are now supplied mainly through imports from the US. Our largest presence is by far in the central states of the country where we have been able to gain market share. We currently have no presence in the southern Mexico states. Our presence in Mexico reaches 70% of the population. If we consider every kilogram we sell, even sporadically, our presence would increase to 91% of the Mexican population within 29 of the 32 Mexican States.

Foreign Operations Risks

Our foreign operations pose special risks to our business and operations. A discussion of foreign operations risks is included in Item 1A. “Risk Factors.”

GENERAL

Competitive Conditions

The chicken industry is highly competitive and our largest US competitor has greater financial and marketing resources than we do. In addition, our liquidity constraints have had a negative effect on our competitive position, relative to our competitors that are less highly leveraged. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” In the US, Mexico and Puerto Rico, we compete principally with other vertically integrated poultry companies. We are one of the largest producers of chicken in the US, Mexico and Puerto Rico. The largest producer in the US is Tyson Foods, Inc. The largest producer in Mexico is Industrias Bachoco S.A.B. de C.V.

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

Pilgrim's Pride Corporation

In Mexico, where product differentiation has traditionally been limited, product quality, service and price have been the most critical competitive factors. In July 2003, the US and Mexico entered into a safeguard agreement with regard to imports into Mexico of chicken leg quarters from the US. Under this agreement, a tariff rate for chicken leg quarters of 98.8% of the sales price was established. This tariff was imposed because of concerns that the duty-free importation of such products as provided by the North American Free Trade Agreement would injure Mexico’s poultry industry. This tariff rate was eliminated on January 1, 2008. As a result of the elimination of this tariff, greater amounts of chicken have been imported into Mexico from the US. Industry exports of ready-to-cook chicken into Mexico have increased to 818 million pounds, or 12.0% of all US ready-to-cook chicken exports, in 2009 from 503 million pounds, or 9.4% of all US ready-to-cook chicken exports, in 2005. These trends, should they continue to increase, could negatively affect the profitability of Mexican chicken producers located in the northern states of Mexico. We believe the impact on producers, such as us, located in the central states of Mexico should be much less pronounced.

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

Restructuring Efforts During Bankruptcy

Since the Petition Date we have made a series of significant operational changes to reduce costs and operate more efficiently. The operational changes have been directed in two phases. Phase I focused on preserving cash and mitigating losses through tactical moves. The main actions in Phase I involved shift reductions and associated headcount reductions along with other lean manufacturing initiatives. Phase II reduced the Company's production footprint and served to mitigate capacity utilization and efficiency issues created by previously enacted across-the-board production cuts.

Phase I changes included:

•	Consolidating or eliminating second shifts at Live Oak, Florida; Athens, Georgia; and Nacogdoches and Waco, Texas.

•	Realigning operations into four geographic regions to flatten the organization, speed decision-making and reduce costs.

•	Expanding focus on lean manufacturing to reduce waste and gain additional value from existing processes.

•
Strengthening the management team by hiring senior-level industry veterans to oversee sales, marketing and business development. Jerry Wilson joined the Company in early March 2009 as executive vice president of sales and marketing. He was previously vice president of sales and marketing for Keystone Foods. Greg Tatum joined the Company in February 2009 as senior vice president of business development. He previously served as chief financial officer of Claxton Poultry and served in a business development role previously at Seaboard Corporation.

Pilgrim's Pride Corporation

Total estimated savings from Phase I are projected to be approximately $80 million per year.

Phase II changes included:

•
Closing/idling processing facilities in El Dorado, Arkansas; Douglas, Georgia; and Farmerville, Louisiana, which produced mostly low-value commodity chicken. The Farmerville facility was subsequently sold to Foster Poultry Farms for approximately $72.3 million in May 2009. These three plants employed a total of approximately 3,000 people or approximately seven percent of the Company's total US workforce. Approximately 500 independent contract growers who supplied birds to these three plants also were affected.

•	Closing a protein salad operation in Franconia, Pennsylvania, and shifting production to a further-processing facility in Moorefield, West Virginia.

•	Closing a chicken processing plant in Dalton, Georgia, and consolidating production at the Company's processing facility in Chattanooga, Tennessee.

Total estimated savings from Phase II are projected to be approximately $110 million per year.

In addition, we are realizing other business improvements and efficiency gains from ongoing actions and more favorable product mix. These ongoing improvements include reductions in selling, general and administrative (“SG&A”) expenses through administrative headcount reductions; supply chain and margin improvements; savings from contract rejections; and additional improvements.

The majority of our customers and suppliers have continued to do business with us through our reorganization. In addition, we have gained new business from a number of customers. This is a direct result of the strong relationships we have with so many of our business partners.

On July 24, 2009, we announced plans to idle two additional facilities located in Athens, Georgia, and Athens, Alabama, in order to obtain additional savings. The two plants ceased production in early October. Production from the Athens, Alabama, plant will be consolidated into two other complexes, bringing those facilities to full capacity. Production from the Athens, Georgia, plant will be consolidated with several complexes in north Georgia, bringing those facilities to full capacity. We do not expect that the collective closures will impair our ability to service any customers.

Key Customers

Our two largest customers accounted for approximately 18% of our net sales in 2009, and our largest customer, Wal-Mart Stores Inc., accounted for 12% of our net sales.

Pilgrim's Pride Corporation

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

Our operations are subject to extensive regulation by the EPA and other state and local authorities relating to handling and discharge of waste water, storm water, air emissions, treatment, storage and disposal of wastes, handling of hazardous substances and remediation of contaminated soil, surface water and groundwater. Our Mexican operations also are subject to extensive regulation by Mexican environmental authorities. The EPA and/or other US or Mexican state and local authorities may, from time to time, adopt revisions to environmental rules and regulations, and/or changes in the terms and conditions of the Company's environmental permits, with which we must comply. A number of our facilities have been operating below capacity due to economic conditions, and upgrades at some facilities have been delayed or deferred because of the bankruptcy. Before production can be restored to pre-bankruptcy levels, capital expenditures and operating expenses which may be significant may be necessary at some facilities in order to achieve compliance with existing or new environmental requirements, including more stringent limitations imposed or expected in recently-renewed or soon-to be renewed environmental permits.

Some of our properties have been impacted by contamination from spills or other releases, and we have incurred costs to remediate such contamination. In addition, in the past we acquired businesses with operations such as pesticide and fertilizer production that involved greater use of hazardous materials and generation of more hazardous wastes than our current operations. While many of those operations have been sold or closed, some environmental laws impose strict and, in certain circumstances, joint and several liability for costs of investigation and remediation of contaminated sites on current and former owners and operators of the sites, and on persons who arranged for disposal of wastes at such sites. In addition, current owners or operators of such contaminated sites may seek to recover cleanup costs from us based on past operations or contractual indemnifications. See Item 1A. "Risk Factors—Environmental Requirements.  We may face significant costs for compliance with existing or changing environmental requirements and for potential environmental obligations relating to current or discontinued operations."

We anticipate increased regulation by the USDA concerning food safety, by the FDA concerning the use of medications in feed and by the EPA and various other state agencies concerning discharges to the environment. Although we do not anticipate any regulations having a material adverse effect upon us, a material adverse effect may occur.

Pilgrim's Pride Corporation

Employees and Labor Relations

As of September 26, 2009, we employed approximately 36,600 persons in the US and approximately 4,640 persons in Mexico. There are approximately 10,370 employees at various facilities in the US who are members of collective bargaining units. In Mexico, approximately 2,600 employees are covered by collective bargaining agreements. We have not experienced any work stoppage at any location in over six years. We believe our relations with our employees are satisfactory. At any given time, we will be in some stage of contract negotiation with various collective bargaining units.

Financial Information about Foreign Operations

The Company’s foreign operations are in Mexico. Geographic financial information is set forth in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Available Information

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

In addition, the Company makes available, through its Internet website, the Company’s Business Code of Conduct and Ethics, Corporate Governance Guidelines and the written charter of the Audit Committee, each of which is available in print to any stockholder who requests it by contacting the Secretary of the Company at 4845 US Highway 271 North, Pittsburg, Texas 75686-0093. Information contained on the Company’s website is not included as part of, or incorporated by reference into, this report.

We included the certifications of the Co-Principal Executive Officers and the Chief Financial Officer of the Company required by Section 302 of the Sarbanes-Oxley Act of 2002 and related rules, relating to the quality of the Company's public disclosure, in this report on Form 10-K as Exhibits 31.1, 31.2 and 31.3.

Pilgrim's Pride Corporation

Executive Officers

Set forth below is certain information relating to our current executive officers:

Name	Age	Positions
Lonnie "Bo" Pilgrim	81	Senior Chairman of the Board
Don Jackson	58	President, Chief Executive Officer and Director
Richard A. Cogdill	49	Chief Financial Officer, Secretary, Treasurer and Director
William K. Snyder	50	Chief Restructuring Officer

Lonnie "Bo" Pilgrim has served as Senior Chairman of the Board since July 2007. He served as Chairman of the Board since the organization of Pilgrim's Pride in July 1968 until July 2007. He also served as Chief Executive Officer from July 1968 to June 1998. Prior to the incorporation of Pilgrim's Pride, Mr. Pilgrim was a partner in its predecessor partnership business founded in 1946.

Don Jackson has served as President, Chief Executive Officer and Director since January 2009. Previously, Dr. Jackson served as president of Foster Farms' poultry division, based in Livingston, California, since 2000. Prior to that, he served as executive vice president for foodservice of the former ConAgra Poultry Company in Duluth, Georgia. Before that he worked for 22 years for Seaboard Farms of Athens, Georgia, including four years as president and CEO of its poultry division.

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

William K. Snyder has served as Chief Restructuring Officer since November 2008. Mr. Snyder has served as a Managing Partner of CRG Partners Group, LLC ("CRG"), a provider of corporate turnaround and restructuring services, since 2001. Mr. Snyder will continue to be employed by CRG and will perform service as Chief Restructuring Officer of the Company through CRG. In connection with his position as Managing Partner of CRG, Mr. Snyder served as court-appointed examiner of Mirant Corporation, Corporate Responsible Partner of Furrs Restaurant Group Inc., Chief Financial Officer of Reliant Building Products Inc., and as a senior executive officer of a number of private companies. Previously, Mr. Snyder was president of his own financial consulting company, The Snyder Company. Mr. Snyder will cease serving as Chief Restructuring Officer upon our exit from bankruptcy.

Pilgrim's Pride Corporation

Item 1A.  Risk Factors

Forward Looking Statements

Certain written and oral statements made by our Company and subsidiaries of our Company may constitute "forward-looking statements" as defined under the Private Securities Litigation Reform Act of 1995. This includes statements made herein, in our other filings with the SEC, in press releases, and in certain other oral and written presentations.

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

Risk Factors

The following risk factors should be read carefully in connection with evaluating our business and the forward-looking information contained in this Annual Report on Form 10-K. Any of the following risks could materially adversely affect our business, operations, industry or financial position or our future financial performance. While we believe we have identified and discussed below all risk factors affecting our business that we believe are material, there may be additional risks and uncertainties that are not presently known or that are not currently believed to be significant that may adversely affect our business, operations, industry, financial position and financial performance in the future.

Proposed Plan of Reorganization and the Proposed Acquisition.  We may not be able to obtain confirmation of the Proposed Plan.
We cannot ensure that we will receive the requisite Proposed Plan acceptances to confirm the Proposed Plan. Even if we receive the requisite Proposed Plan acceptances, we cannot ensure that the Bankruptcy Court will confirm the Proposed Plan. The adequacy of the Disclosure Statement or the balloting procedures and results may be challenged as not being in compliance with the Bankruptcy Code, and even if the Bankruptcy Court determined that the Disclosure Statement and the balloting procedures and results were appropriate, the Bankruptcy Court could still decline to confirm the Proposed Plan if it found that any of the statutory requirements for confirmation had not been met. Section 1129 of the Bankruptcy Code sets forth the requirements for confirmation and requires, among other things:  (i) a finding by a

Pilgrim's Pride Corporation

bankruptcy court that a plan “does not unfairly discriminate” and is “fair and equitable” with respect to any non-accepting classes, (ii) confirmation is not likely to be followed by a liquidation or a need for further financial reorganization and (iii) the value of distributions to non-accepting holders of claims and interests within a particular class under the plan will not be less than the value of distributions such holders would receive if the debtors were liquidated under Chapter 7 of the Bankruptcy Code. While there can be no assurance that these requirements will be met, we believe that the Proposed Plan does not unfairly discriminate and is fair and equitable, will not be followed by a need for further financial reorganization, and that non-accepting holders under the Proposed Plan will receive distributions at least as great as would be received following a liquidation under Chapter 7 of the Bankruptcy Code.

Although we believe that the Proposed Plan will satisfy all requirements necessary for confirmation by the Bankruptcy Court, there can be no assurance that the Bankruptcy Court will reach the same conclusion. Moreover, there can be no assurance that modifications of the Proposed Plan will not be required for confirmation or that such modifications would not necessitate the resolicitation of votes. In addition, although we believe that the confirmation of the Proposed Plan will occur on or before December 31, 2009, there can be no assurance as to such timing.

Confirmation of the Proposed Plan.  Our inability to obtain confirmation of the Proposed Plan within the timeframe currently contemplated may significantly disrupt our operations.

The impact a continuation of the bankruptcy proceedings may have on our operations and businesses cannot be accurately predicted or quantified. Since the Petition Date, we have suffered disruptions in operations, including losses of customers and suppliers.  The continuation of the bankruptcy proceedings, particularly if the Proposed Plan is not approved or confirmed in the time frame currently contemplated, could further adversely affect our operations and relationships with our customers, vendors, suppliers and employees. If confirmation of the Proposed Plan does not occur expeditiously, the bankruptcy proceedings could result in, among other things, increases in costs, professional fees and similar expenses. In addition, prolonged bankruptcy proceedings may make it more difficult to retain and attract management and other key personnel, and would require senior management to spend a significant amount of time and effort dealing with our financial reorganization instead of focusing on the operation of our businesses.

Liquidation or Financial Reorganization. Holders of our equity interests may face significant losses in the event of our subsequent liquidation or financial reorganization.

Our management believes that, if it is permitted to implement its business plan and if we meet our current financial projections as updated by the subsequently identified variances, the confirmation of the Proposed Plan is not likely to be followed by the liquidation, or the need for further financial reorganization. Nevertheless, there can be no assurance that such liquidation will not occur or that the need for such financial reorganization will not arise. Substantially all of our unencumbered assets will be pledged to secure our obligations under the Exit Credit Facility. Accordingly, after consummation of the Proposed Plan, if we were to be liquidated or if the need for a further financial reorganization were to arise, our unencumbered assets likely would be insufficient to provide the holders of our equity interests with any material recovery.

Pilgrim's Pride Corporation

Closing Conditions to the SPA.  The satisfaction or waiver of the closing conditions to the SPA is a condition precedent for the confirmation of the Proposed Plan and may prevent or delay confirmation of the Proposed Plan if such conditions are not satisfied or waived as provided in the SPA.

The Plan Sponsor has entered into the SPA and has agreed to purchase 64% of the common stock of Reorganized PPC as provided therein. However, the SPA is subject a number of conditions precedent that must be satisfied or waived by the parties thereto. These conditions include, in addition to certain customary closing conditions, the satisfaction or waiver of the conditions precedent in respect to the Exit Credit Facility and the Company’s access to funding thereunder. To date, the Company has only received non-binding mandate letters from the potential lenders party to the Exit Credit Facility. If any of the closing conditions in the SPA are not satisfied or waived, we will not be able to meet a condition precedent for confirmation of the Proposed Plan. We can provide no assurance that the closing conditions in the SPA will be satisfied or, if not satisfied, waived by the parties thereto.

Plan Sponsor’s Ownership Percentage. If the Plan Sponsor’s ownership percentage in the Reorganized PPC increases to 90% or more there will be no Equity Directors on the Reorganized PPC’s board of directors.

Pursuant to the terms of the Restated Certificate of Incorporation, the Plan Sponsor has the right to elect six directors to the Reorganized PPC’s board of directors, with the minority stockholders having the right to elect two Equity Directors (as defined in the Restated Certificate of Incorporation). If the Plan Sponsor’s ownership percentage in the Reorganized PPC increases to 90% or above, the minority stockholders will no longer have the right to elect the Equity Directors.

Mandatory Exchange Transaction.  Holders of Reorganized PPC’s common stock may ultimately receive shares of JBS USA common stock.

Under the Proposed Plan, in the event JBS USA completes an initial public offering of its common stock, and the offered shares are listed on a national securities exchange, then, at any time during an exchange window falling within the period commencing on the date of the closing of such offering and ending two years and 30 days from the effective date of the Proposed Plan, JBS USA will have the right to deliver written notice of the mandatory exchange of the Reorganized PPC’s common stock for JBS USA common stock (the “Mandatory Exchange Transaction”) to Reorganized PPC at its principal place of business. Upon delivery to Reorganized PPC of notice of the Mandatory Exchange Transaction each share of Reorganized PPC’s common stock held by stockholders other than JBS USA will automatically, without any further action on behalf of Reorganized PPC, be transferred to JBS USA in exchange for a number of duly authorized, validly issued, fully paid and non-assessable shares of JBS USA common stock equal to the Exchange Offer Ratio (as defined below). The Mandatory Exchange Transaction is required to be effected in compliance with all applicable laws in accordance with the Restated Certificate of Incorporation.

Pilgrim's Pride Corporation

The Exchange Offer Ratio is a fraction, the numerator of which is the average volume-weighted daily trading price per share on a national securities exchange for the common stock of Reorganized PPC and the denominator of which is the average volume-weighted daily trading price per share on the principal exchange for the JBS USA common stock, in each case for the Measurement Period. The “Measurement Period” is a number of consecutive trading days which is equal to twice the number of consecutive trading days between (i) the first date on which both JBS USA and Reorganized PPC shall have both made their respective annual or quarterly reports or earnings releases and (ii) the date on which JBS USA delivers to Reorganized PPC the notice of the Mandatory Exchange Transaction.

The shares of common stock of Reorganized PPC may in the future be exchanged for shares of JBS USA common stock without the consent or election of holders of Reorganized PPC’s common stock.

For more information about the Plan Sponsor and its business, refer to a copy of the Plan Sponsor’s Registration Statement on Amendment No. 1 to Form S-1 filed with the SEC on November 2, 2009. The Registration Statement was prepared by, and is the responsibility of JBS USA. We disclaim any responsibility for the accuracy or completeness of this document and it is not included as a part of, or incorporated by reference into, this report.

Mandatory Exchange Transaction.  The market price of the JBS USA common stock may adversely affect the market price for Reorganized PPC’s common stock.

If JBS USA completes an initial public offering of its common stock prior to the expiration of the deadline for their exercise of the Mandatory Exchange Transaction, the market price of the JBS USA common stock may influence the market price of the common stock of Reorganized PPC. For example, the market price of the Reorganized PPC’s common stock could become more volatile and could be depressed by (a) lack of trading activity in Reorganized PPC’s common stock as a result of investors’ anticipation of JBS USA’s potential exercise of the Mandatory Exchange Transaction, (b) possible sales by holders of Reorganized PPC’s common stock who do not wish to receive shares of JBS USA common stock, and (c) hedging or arbitrage trading activity that may develop involving Reorganized PPC’s common stock and JBS USA common stock.

Mandatory Exchange Transaction.  Holders of Reorganized PPC’s common stock will bear the full risk of a decline in the market price of Reorganized PPC’s common stock.

The number of shares of JBS USA common stock that holders of Reorganized PPC’s common stock will receive upon JBS USA’s exercise of the Mandatory Exchange Transaction will be equal to the Exchange Offer Ratio (as defined above). As a result, the number of shares that holders of Reorganized PPC’s common stock will receive in JBS USA is not fixed, but instead will depend on the market values of both companies during a specified period of time. The aggregate market value of the JBS USA common stock deliverable upon the consummation of the Mandatory Exchange Transaction may be less than the aggregate market value of the Reorganized PPC’s common stock originally received pursuant to the Proposed Plan. Accordingly, holders of Reorganized PPC’s common stock will bear the full risk of a decline in the market price of Reorganized PPC’s common stock. Any such decline could be substantial.

Pilgrim's Pride Corporation

Mandatory Exchange Transaction.  The Plan Sponsor has no obligation to maintain a listing for JBS USA common stock after the consummation of the Mandatory Exchange Transaction.

The SPA does not require the Plan Sponsor to maintain a listing for JBS USA common stock after it completes the Mandatory Exchange Transaction. There can be no assurance that there will be sufficient liquidity in the market for JBS USA common stock, or that it will be possible to sell shares of JBS USA common stock when desired, at a reasonable price or at all.

Mandatory Exchange Transaction.  Holders of Reorganized PPC’s common stock will have no rights with respect to JBS USA common stock prior to the Mandatory Exchange Transaction, but may be negatively affected by certain actions taken by JBS USA.

Until the consummation of the Mandatory Exchange Transaction, holders of Reorganized PPC’s common stock will have no rights with respect to the JBS USA common stock (including, without limitation, voting rights, rights to receive dividends or other distributions (if any) and rights to respond to tender offers). For example, in the event that an amendment is proposed to the articles of incorporation of JBS USA requiring stockholder approval and the record date for determining the stockholders of record entitled to vote on the amendment occurs prior to the consummation of the Mandatory Exchange Transaction, holders of Reorganized PPC’s common stock will not be entitled to vote on the amendment, although they will nevertheless be subject to any changes in the powers, preferences or special rights of the JBS USA common stock. In addition, JBS USA may issue additional shares of JBS USA common stock, including in connection with future acquisitions. The issuance of a significant amount of JBS USA common stock would dilute the shares of JBS USA common stock acquired by holders of Reorganized PPC’s common stock pursuant to the Mandatory Exchange Transaction and could depress the trading price of the JBS USA common stock.

Significant Leverage.  Our future financial and operating flexibility may be adversely affected by our significant leverage as a result of the Exit Credit Facility.

We will have substantial indebtedness, which could adversely affect our financial condition. On the closing date of the Proposed Acquisition, after giving effect to the transactions contemplated by the Proposed Plan, we will, on a consolidated basis, have approximately $1.4 billion in secured indebtedness and will have the ability to borrow approximately $0.3 billion under the Exit Credit Facility, unless such requirement is waived by the lenders party thereto. Significant amounts of cash flow will be necessary to make payments of interest and repay the principal amount of such indebtedness.

The degree to which we are leveraged could have important consequences because:

•	It could affect our ability to satisfy our obligations under the Exit Credit Facility;

•
A substantial portion of our cash flow from operations will be required to be dedicated to interest and principal payments and may not be available for operations, working capital, capital expenditures, expansion, acquisitions or general corporate or other purposes;

Pilgrim's Pride Corporation

•	Our ability to obtain additional financing and to fund working capital, capital expenditures and other general corporate requirements in the future may be impaired;

•	We may be more highly leveraged than some of their competitors, which may place us at a competitive disadvantage;

•	Our flexibility in planning for, or reacting to, changes in our business may be limited;

•	It may limit our ability to pursue acquisitions and sell assets; and

•	It may make us more vulnerable in the event of another downturn in our business or the economy in general.

Our ability to make payments on and to refinance our debt, including the Exit Credit Facility, will depend on our ability to generate cash in the future. This, to a certain extent, is subject to various business factors (including, among others, the commodity prices of feed ingredients and chicken) and general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control.

There can be no assurance that we will be able to generate sufficient cash flow from operations or that future borrowings will be available under credit facilities in an amount sufficient to enable us to pay our debt obligations, including obligations under the Exit Credit Facility, or to fund our other liquidity needs. We may need to refinance all or a portion of their debt on or before maturity. There can be no assurance that we will be able to refinance any of their debt on commercially reasonable terms or at all.

Restrictive Covenants.  Restrictive covenants in the Exit Credit Facility may adversely affect our business activities and operations.

The Exit Credit Facility will contain various covenants that may adversely affect our ability to, among other things, incur additional indebtedness, incur liens, pay dividends or make certain restricted payments, consummate certain asset sales, enter into certain transactions with JBS USA and our other affiliates, merge, consolidate and/or sell or dispose of all or substantially all of our assets. In addition, the Exit Credit Facility will require us and certain of our subsidiaries to maintain certain financial ratios and meet certain tests, including leverage and interest coverage ratios. Covenants in the Exit Credit Facility will also require us to use a portion of our cash flow and the proceeds we receive from certain asset sales and specified debt or equity issuances and upon the occurrence of other events to repay outstanding borrowings under the Exit Credit Facility. These covenants may have important consequences on our operations, including, without limitation, restricting their ability to obtain additional financing and potentially limiting their ability to adjust to rapidly changing market conditions.

Pilgrim's Pride Corporation

We cannot assure you that we and certain of our subsidiaries will be able to comply with the provisions of their respective debt instruments, including, without limitation, the financial covenants in the Exit Credit Facility. Any failure to comply with the restrictions of the Exit Credit Facility or any other such subsequent financing agreements may result in an event of default. An event of default may allow the creditors to accelerate the related debt as well as any other debt to which a cross-acceleration or cross-default provision applies. We cannot provide assurance that we and certain of our subsidiaries’ assets or cash flow would be sufficient to fully repay borrowings under the outstanding debt instruments, either upon maturity or if accelerated upon an event of default, or that they would be able to refinance or restructure the payments on such debt. If we are unable to repay amounts outstanding under the Exit Credit Facility when due, the lenders thereunder could, subject to the terms of the relevant agreements, seek to sell or otherwise transfer the assets that are pledged to secure the indebtedness outstanding under those facilities and notes. The Exit Credit Facility will be secured by substantially all of our assets.

National Securities Exchange Listing.  We may not be able to list the common stock of Reorganized PPC on a national securities exchange or an active market for shares of common stock of Reorganized PPC may not develop.

Prior to the Petition Date, our common stock was listed on the NYSE. On the Petition Date, our common stock was delisted from the NYSE and has traded on an electronic quotations system, such as the system known as the “Pink Sheets” during the bankruptcy proceedings. On November 11, 2009, we applied to have our common stock listed on the NYSE under the ticker symbol “PPC.” However, there is no assurance that Reorganized PPC, or its common stock, will comply with the listing requirements of the NYSE or another national securities exchange. In addition, even if we are able to list common stock of Reorganized PPC on a national securities exchange, there can be no assurance that a regular trading market for common stock of Reorganized PPC will develop, or if a trading market does develop, that it will be sustainable. Pursuant to the SPA, the Plan Sponsor and Reorganized PPC are required to use their commercially reasonable efforts to cause the common stock of Reorganized PPC to comply with the continued listing standards of such national securities exchange so that the common stock of Reorganized PPC will continue to be listed and traded thereon. However, the Plan Sponsor has no obligation to ensure that the share price or the market value of the shares of common stock of Reorganized PPC is sufficient to maintain the listing of such shares. In addition, under certain circumstances and with the consent of the required lenders under the Exit Credit Facility, Reorganized PPC may be able to repurchase its common stock, which may reduce the liquidity of the common stock of Reorganized PPC. There can be no assurance that there will be sufficient liquidity in the market for common stock of Reorganized PPC, or that it will be possible to sell shares of common stock of Reorganized PPC when desired, or at all.

Pilgrim's Pride Corporation

Purchase Price for Common Stock of Reorganized PPC.  The purchase price paid by the Plan Sponsor for the common stock of Reorganized PPC is not intended to represent the trading or market value of common stock of Reorganized PPC and there is no assurance that a holder will be able to sell the common stock of Reorganized PPC at such a price or at all.

The determination of the purchase price of the common stock of Reorganized PPC was based on the Plan Sponsor’s and our assessments of the Reorganized PPC’s financial projections, business prospects, business opportunities, risks and other factors, as applicable, and was not intended to represent the trading values of common stock of Reorganized PPC in public or private markets. Several factors may cause the price of common stock of Reorganized PPC to vary. Additionally, the stock market has experienced extreme volatility in recent months and this volatility has often been unrelated to the operating performance of particular companies. All of these factors, among others, may cause the price of the common stock of Reorganized PPC to fluctuate after trading commences and it may not be possible to sell the common stock of Reorganized PPC at such a price, or at all.

Common Stock of Reorganized PPC—Voting.  The Plan Sponsor will hold a majority of the common stock of Reorganized PPC and will have the ability to control the vote on most matters brought before the holders of common stock of Reorganized PPC.

Following consummation of the Proposed Plan, the Plan Sponsor will hold a majority of the shares and voting power of the common stock of Reorganized PPC and will be entitled to appoint a majority of the members of the board of directors of the Reorganized PPC. As a result, the Plan Sponsor will, subject to restrictions on its voting power and actions in the Stockholders Agreement and the Restated Certificate of Incorporation, have the ability to control the management, policies and financing decisions of the Reorganized PPC, elect a majority of the members of Reorganized PPC’s board of directors at the annual meeting and control the vote on most matters coming before the holders of common stock of Reorganized PPC.

Bankruptcy Proceedings.  The bankruptcy proceedings may have negatively affected our businesses, including our relationships with customers, suppliers and vendors, which could adversely impact our future financial and operating results.

Due to the disruptions in our businesses as a result of the initiation of bankruptcy proceedings, certain of our relationships with customers, suppliers and vendors may have been adversely affected and/or terminated. Customers, suppliers or vendors may have entered into alternate relationships with other counterparties or modified their relationship with us due to performance issues or concerns. In some instances, customers, suppliers and vendors are holders of claims in connection with the bankruptcy proceedings. The effect of the bankruptcy process and the resolution of such claims against us (including the confirmation of the Proposed Plan) may have adversely affected or may in the future adversely affect the relationships between such parties and us. In addition, the risks and uncertainties associated with the bankruptcy proceedings may be used by competitors with respect to our existing customers or may discourage future customers from purchasing products under long-term arrangements. Changes in relationships with customers, suppliers and vendors could have a material adverse effect on our financial and operating results.

Pilgrim's Pride Corporation
Index

The Company estimates that, following completion of the claims reconciliation process, the aggregate amount of allowed general unsecured claims against the Company and the other Debtors will be approximately $180 million, after deducting duplicate claims, claims not supported by the Company's books and records, claims that have already been reduced by agreement of the parties or order of the Bankruptcy Court and claims that are subject to other objections. These general unsecured claims consist of unsecured claims, including trade claims, claims based on rejection of leases or executory contracts, prepetition personal injury and prepetition litigation, and other general unsecured claims. The general unsecured claims do not include claims relating to the Company's senior notes, senior subordinated notes and subordinated notes issued under its indentures.

The Proposed Acquisition Synergies. The expected synergies between JBS USA and the Company may not materialize.

While JBS USA has significant acquisition experience and historically has been able to realize substantial benefits through synergies, JBS USA may not be able to fully achieve all of the anticipated synergistic gains of the Proposed Acquisition within the time frames expected. The combined company's ability to realize the anticipated benefits of the acquisition will depend, to a large extent, on the ability of JBS USA to integrate the businesses of Reorganized PPC with JBS USA. The combination of two independent companies is a complex, costly and time-consuming process. As a result, the combined company will be required to devote significant management attention and resources to integrating the business practices and operations of JBS USA and Reorganized PPC. The integration process and realizing the benefits of the synergies will be additionally challenging so long as Reorganized PPC remains an independent, publicly-traded entity. The integration process may disrupt the business of either or both of the companies and, if implemented ineffectively, would preclude realization of the full benefits expected by JBS USA. The failure of the combined company to meet the challenges involved in integrating successfully the operations of JBS USA and Reorganized PPC or otherwise to realize the anticipated benefits of the transaction could cause an interruption of, or a loss of momentum in, the activities of the combined company and could seriously harm its results of operations. In addition, the overall integration of the two companies may result in unanticipated problems, expenses, liabilities, competitive responses, loss of customer and supplier relationships, and diversion of management's attention, and may cause the price of common stock of Reorganized PPC to decline. The difficulties of combining the operations of the companies include, among others:

•	Consolidating corporate and administrative infrastructures and eliminating duplicative operations;

•	Maintaining employee morale and retaining key employees;

•	The diversion of management's attention from ongoing business concerns;

•	Coordinating geographically separate organizations;

•	Unanticipated issues in integrating information technology, communications and other systems; and

•	Managing tax costs or inefficiencies associated with integrating the operations of the combined company.

In addition, even if the operations of JBS USA and Reorganized PPC are integrated successfully, the combined company may not realize the full benefits of the transaction, including the synergies, cost savings or sales or growth opportunities that JBS USA expects. These benefits may not be achieved within the anticipated time frame, or at all.  As a result, while JBS USA expects and believes that the transaction will result in substantial benefits from the synergies outlined above, it cannot make any affirmative guarantees that these results will be fully realized within the anticipated time frame given the risks involved.

Pilgrim's Pride Corporation

The views regarding any synergies that may be created through the Proposed Acquisition are the views of JBS USA and have not been independently verified by either us or our advisors.

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

The cost of corn and soybean meal, our primary feed ingredients, increased significantly from August 2006 to July 2008, before moderating in 2009, and there can be no assurance that the price of corn or soybean meal will not significantly rise again as a result of, among other things, increasing demand for these products around the world and alternative uses of these products, such as ethanol and biodiesel production.

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

Livestock and Poultry Disease.  Outbreaks of livestock diseases in general and poultry diseases in particular, including avian influenza, can significantly affect our ability to conduct our operations and demand for our products.

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

In October 2002, one product sample produced in our Franconia, Pennsylvania, facility that had not been shipped to customers tested positive for Listeria. We later received information from the USDA suggesting environmental samples taken at the facility had tested positive for both the strain of Listeria identified in the product and a strain having characteristics similar to those of the strain identified in a Northeastern Listeria outbreak. As a result, we voluntarily recalled all cooked deli products produced at the plant from May 1, 2002, through October 11, 2002. We carried insurance designed to cover the direct recall related expenses and certain aspects of the related business interruption caused by the recall.

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

The chicken industry is highly competitive. In both the United States and Mexico, we primarily compete with other vertically integrated chicken companies.

In general, the competitive factors in the US chicken industry include:

•	Price;

•	Product quality;

•	Product development;

•	Brand identification;

•	Breadth of product line; and

•	Customer service.

Competitive factors vary by major market. In the foodservice market, competition is based on consistent quality, product development, service and price. In the US retail market, we believe that competition is based on product quality, brand awareness, customer service and price. Further, there is some competition with non-vertically integrated further processors in the prepared chicken business. In addition, the bankruptcy proceedings and the associated risks and uncertainties may be used by competitors in an attempt to divert existing customers or may discourage future customers from purchasing products under long-term arrangements.

In Mexico, where product differentiation has traditionally been limited, we believe product quality and price have been the most critical competitive factors. The North American Free Trade Agreement eliminated tariffs for chicken and chicken products sold to Mexico on January 1, 2003. However, in July 2003, the US and Mexico entered into a safeguard agreement with regard to imports into Mexico of chicken leg quarters from the US. Under this agreement, a tariff rate for chicken leg quarters of 98.8% of the sales price was established. On January 1, 2008, the tariff was eliminated. As a result of the elimination of this tariff, greater amounts of chicken have been imported into Mexico from the US. Industry exports of ready-to-cook chicken into Mexico have increased to 818 million pounds, or 12.0% of all US ready-to-cook chicken exports, in 2009 from 503 million pounds, or 9.4% of all US ready-to-cook chicken exports, in 2005. These trends, should they continue to increase, could negatively affect the profitability of Mexican chicken producers located in the northern states of Mexico. We believe the impact on producers, such as us, located in the central states of Mexico should be much less pronounced.

Pilgrim's Pride Corporation

Loss of Key Customers.  The loss of one or more of our largest customers could adversely affect our business.

Our two largest customers accounted for approximately 18% of our net sales in 2009, and our largest customer, Wal-Mart Stores Inc., accounted for 12% of our net sales. Our filing for protection under Chapter 11 of the Bankruptcy Code and the associated risks and uncertainties may affect our customers' perception of our business and increase our risk of losing key customers. Our business could suffer significant setbacks in revenues and operating income if we lost one or more of our largest customers, or if our customers' plans and/or markets should change significantly.

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

We have significant operations and assets located in Mexico and may participate in or acquire operations and assets in other foreign countries in the future. Foreign operations are subject to a number of special risks, including among others:

•	Currency exchange rate fluctuations;

•	Trade barriers;

•	Exchange controls;

•	Expropriation; and

•	Changes in laws and policies, including tax laws and laws governing foreign-owned operations.

Currency exchange rate fluctuations have adversely affected us in the past. Exchange rate fluctuations or one or more other risks may have a material adverse effect on our business or operations in the future.

Pilgrim's Pride Corporation

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

Historically, we have targeted international markets to generate additional demand for our products. In particular, given US customers’ general preference for white meat, we have targeted international markets for the sale of dark chicken meat, specifically leg quarters, which are a natural by-product of our US operations’ concentration on prepared chicken products. As part of this initiative, we have created a significant international distribution network into several markets in Mexico, Eastern Europe (including Russia), and the Far East (including China). Our success in these markets may be, and our success in recent periods has been, adversely affected by disruptions in chicken export markets. For example, the United States poultry industry is currently engaged in an anti-dumping proceeding in Ukraine and an anti-dumping and countervailing duty proceeding in China that could materially adversely affect our sales in these countries. A significant risk is disruption due to import restrictions and tariffs, other trade protection measures, and import or export licensing requirements. In addition, disruptions may be caused by outbreaks of disease such as avian influenza, either in our flocks or elsewhere in the world, and resulting changes in consumer preferences. For example, the occurrence of avian influenza in Eastern Europe in October 2005 affected demand for poultry in Europe. One or more of these or other disruptions in the international markets and distribution channels could adversely affect our business.

Government Regulation.  Regulation, present and future, is a constant factor affecting our business.

Our operations will continue to be subject to federal, state and local governmental regulation, including in the health, safety and environmental areas. We anticipate increased regulation by various agencies concerning food safety, the use of medication in feed formulations and the disposal of chicken by-products and wastewater discharges.

Also, changes in laws or regulations or the application thereof may lead to government enforcement actions and the resulting litigation by private litigants. We are aware of an industry-wide investigation by the Wage and Hour Division of the US Department of Labor to ascertain compliance with various wage and hour issues, including the compensation of employees for the time spent on such activities such as donning and doffing work equipment. The Company has been named a defendant in a number of related suits brought by employees. Due, in part, to the government investigation and the recent US Supreme Court decision in IBP, Inc. v. Alvarez, it is possible that we may be subject to additional employee claims.

Pilgrim's Pride Corporation

Unknown matters, new laws and regulations, or stricter interpretations of existing laws or regulations may materially affect our business or operations in the future.

Immigration Legislation. New immigration legislation or increased enforcement efforts in connection with existing immigration legislation could cause the costs of doing business to increase, cause us to change the way we conduct our business or otherwise disrupt our operations.

Immigration reform continues to attract significant attention in the public arena and the US Congress. If new federal immigration legislation is enacted or if states in which we do business enact immigration laws, such laws may contain provisions that could make it more difficult or costly for us to hire US citizens and/or legal immigrant workers. In such case, we may incur additional costs to run their business or may have to change the way they conduct their operations, either of which could have a material adverse effect on our business, operating results and financial condition. Also, despite our past and continuing efforts to hire only US citizens and/or persons legally authorized to work in the US, we may be unable to ensure that all of their employees are US citizens and/or persons legally authorized to work in the US. US Immigration and Customs Enforcement has been investigating identity theft within our workforce. With our cooperation, during 2008 US Immigration and Customs Enforcement arrested approximately 350 of our employees believed to have engaged in identity theft at five of their facilities. No assurances can be given that further enforcement efforts by governmental authorities will not disrupt a portion of our workforce or operations at one or more facilities, thereby negatively impacting our business. Also, no assurance can be given that further enforcement efforts by governmental authorities will not result in the assessment of fines that could adversely affect the Company’s financial position, operating results or cash flows.

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

In addition, the acquisition of a majority of our common stock by JBS USA pursuant to the terms of the SPA will constitute a change in control of us under the terms of change-in-control agreements between us and our executive officers and certain of our key employees. The change in control of us may create difficulties for us in retaining the services of these officers and employees, which may negatively impact our business and the integration of our operations with those of JBS USA. If we are not able to retain or attract talented, committed individuals to fill vacant positions when needs arise, it may adversely affect our ability to achieve our business objectives.

Pilgrim's Pride Corporation

Labor Relations.  Our performance depends on favorable labor relations with our employees and our compliance with labor laws. Any deterioration of those relations or increase in labor costs due to our compliance with labor laws could adversely affect our business.

As of September 26, 2009, we had approximately 36,600 employees in the US and approximately 4,640 employees in Mexico. Approximately 10,370 of our employees at various facilities in the US are members of collective bargaining units. In Mexico, approximately 2,600 of our employees are covered by collective bargaining agreements. Upon the expiration of existing collective bargaining agreements or other collective labor agreements, we may not reach new agreements without union action, and any such new agreements may not be on terms satisfactory to us, which could result in higher wages or benefits paid to union workers. In addition, any new agreements may be for shorter durations than those of our historical agreements. Moreover, additional groups of currently non-unionized employees may seek union representation in the future. If we are unable to negotiate acceptable collective bargaining agreements, we may become subject to union-initiated work stoppages, including strikes.

Since March 2009, we have been involved in negotiations with the unions representing our US employees to modify certain terms of the collective bargaining agreements that we believe are necessary for our successful reorganization. We have successfully negotiated settlements with a majority of these unions, and these settlements were approved by the Bankruptcy Court on October 13, 2009. We have not yet reached a settlement with the International Brotherhood of Teamsters (“IBT”) and negotiations are ongoing. Currently, approximately 265 employees are covered under three expired IBT collective bargaining agreements.

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

Environmental Requirements.  We may face significant costs for compliance with existing or changing environmental requirements and for potential environmental obligations relating to current or discontinued operations.

A number of our facilities have been operating below capacity due to economic conditions, and upgrades at some facilities have been delayed or deferred because of the bankruptcy. Before production can be restored to pre-bankruptcy levels, capital expenditures may be necessary at some facilities for installation of new pollution control equipment in order to achieve compliance with existing or changing environmental requirements, including more stringent limitations imposed or expected in recently-renewed or soon-to be renewed environmental permits.

Pilgrim's Pride Corporation

In the past, we have acquired businesses with operations such as pesticide and fertilizer production that involved greater use of hazardous materials and generation of more hazardous wastes than our current operations. While many of those operations have been sold or closed, some environmental laws impose strict and, in certain circumstances, joint and several liability for costs of investigation and remediation of contaminated sites on current and former owners and operators of the sites, and on persons who arranged for disposal of wastes at such sites. In addition, current owners or operators of such contaminated sites may seek to recover cleanup costs from us based on past operations or contractual indemnifications.

New environmental requirements, stricter interpretations of existing environmental requirements, or obligations related to the investigation or clean-up of contaminated sites, may materially affect the our business or operations in the future.

Control of Voting Stock.  Control over the Company is maintained by affiliates and members of the family of Lonnie “Bo” Pilgrim.

Through two limited partnerships and related trusts and voting agreements, Lonnie “Bo” Pilgrim, Patricia R. Pilgrim, his wife, and Lonnie Ken Pilgrim, his son, control 62.25% of the voting power of our outstanding common stock. Accordingly, other than any approvals by stockholders in connection with the Proposed Plan, they currently control the outcome of all actions requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of the Company or its assets. This ensures their ability to control the future direction and management of the Company until the consummation of the Proposed Acquisition.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Operating Facilities

We operate 27 poultry processing plants located in Alabama, Arkansas, Florida, Georgia, Kentucky, Louisiana, North Carolina, South Carolina, Tennessee, Texas, Virginia, and West Virginia. We have one chicken processing plant in Puerto Rico and three chicken processing plants in Mexico.

The US chicken processing plants have weekly capacity to process 37.2 million broilers and operated at 84.1% of capacity in 2009.

Our Mexico facilities have the capacity to process 3.2 million broilers per week and operated at 73.3% of capacity in 2009. Our Puerto Rico processing plant has the capacity to process 0.3 million birds per week based on one eight-hour shift per day.

Pilgrim's Pride Corporation

In the US, the processing plants are supported by 34 hatcheries, 26 feed mills and eight rendering facilities. The hatcheries, feed mills and rendering plants operated at 81.9%, 71.1% and 43.7% of capacity, respectively, in 2009. In Puerto Rico, the processing plant is supported by one hatchery, one feed mill and one rendering facility which operated at 85.4%, 71.6% and 58.8% of capacity, respectively, in 2009. In Mexico, the processing plants are supported by six hatcheries, four feed mills and two rendering facilities. The Mexico hatcheries, feed mills and rendering facilities operated at 93.6%, 75.3% and 68.1% of capacity, respectively, in 2009.

We also operate nine prepared chicken plants. These plants are located in Alabama, Georgia, Louisiana, South Carolina, Tennessee, Texas and West Virginia. These plants have the capacity to produce approximately 1,304.7 million pounds of further processed product per year and in 2009 operated at approximately 80.7% of capacity.

Other Facilities and Information

We own a partially automated distribution freezer located outside of Pittsburg, Texas, which includes 125,000 square feet of storage area. We operate a commercial egg operation and farm store in Pittsburg, Texas, a commercial feed mill in Mt. Pleasant, Texas, and a pork grow-out operation in Jefferson, Georgia. We own office buildings in Pittsburg, Texas, and Atlanta, Georgia, which house our executive offices, our logistics and customer service offices and our general corporate functions; an office building in Mexico City, which houses our Mexican marketing offices; and an office building in Broadway, Virginia, which houses additional sales and marketing, research and development, and support activities. We lease an office building in Querétaro, Mexico, which houses our Mexican administrative functions; an office building in Dallas, Texas, which houses additional sales and marketing and support activities; and buildings in Rockwall, Texas, and Richardson, Texas, which house our computer data centers.

We have five regional distribution centers located in Arizona, Texas, and Utah, two of which we own and three of which we lease.

Most of our domestic property, plant and equipment are pledged as collateral on our long-term debt and credit facilities. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Pilgrim's Pride Corporation

Item 3.  Legal Proceedings

On December 1, 2008, the Debtors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The cases are being jointly administered under Case No. 08-45664. The Debtors continue to operate their business as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. As a result of the Debtors' Chapter 11 filing, virtually all litigation against the Company pending as of the Chapter 11 petition date is stayed as to the Company, and absent further order of the Bankruptcy Court, no party, subject to certain exceptions, may take any action, also subject to certain exceptions, to recover on pre-petition claims against the Debtors. At this time it is not possible to predict the outcome of the Chapter 11 filings or their effect on our business or the actions described below. See Item 1. “Business” regarding the Chapter 11 process, the Proposed Plan and the Proposed Acquisition for additional information concerning the Debtors’ bankruptcy proceedings.

On June 1, 2009, approximately 555 former and current independent contract broiler growers, their spouses and poultry farms filed an adversary proceeding against the Company in the Bankruptcy Court styled Shelia Adams, et al. v. Pilgrim's Pride Corporation. In the adversary proceeding, the plaintiffs assert claims against the Company for:  (1) violations of Sections 202(a), (b) and (e), 7 U.S.C. § 192 of the Packers and Stockyards Act, 1921 (the "PSA"); (2) intentional infliction of emotional distress; (3) violations of the Texas Deceptive Trade Practices Act ("DTPA"); (4) promissory estoppel; (5) simple fraud; and (6) fraud by non-disclosure. The plaintiffs also filed a motion to withdraw the reference of the adversary proceeding from the Bankruptcy Court to the Marshall Court. The motion was filed with the US District Court for the Northern District of Texas – Fort Worth Division (the "Fort Worth Court"). The Bankruptcy Court recommended the reference be withdrawn, but that the Fort Worth Court retain venue over the action to ensure against forum shopping. The Fort Worth Court granted the motion to withdraw the reference and consolidated this action with the City of Clinton proceeding described below. The Company filed a motion to dismiss the plaintiffs' claims. The Fort Worth Court granted in part and denied in part the Company's motion, dismissing the following claims and ordering the plaintiffs to file a motion to amend their lawsuit and re-plead their claims with further specificity or the claims would be dismissed with prejudice: (1) intentional infliction of emotional distress; (2) promissory estoppel; (3) simple fraud and fraudulent nondisclosure; and (4) DTPA claims with respect to growers from Oklahoma, Arkansas, and Louisiana. The plaintiffs filed a motion for leave to amend on October 7, 2009. The Company intends to file a response to the motion for leave seeking dismissal of the plaintiffs' amended claims. Subsequent to the Fort Worth Court granting in part and denying in part the Company's motion to dismiss, the plaintiffs filed a motion to transfer venue of the proceeding from the Fort Worth Court to the Marshall Court. The Company filed a response to the motion on October 6, 2009. The Company intends to defend vigorously against the merits of the plaintiffs' claims. We express no opinion as to the likelihood of an unfavorable outcome or the amount or range of any possible loss to the Company.

Pilgrim's Pride Corporation

On June 1, 2009, the City of Clinton, Arkansas filed an adversary proceeding against the Company in the Bankruptcy Court. In the proceeding, the City of Clinton alleges that the Company is liable for alleged violations of the PSA, for engaging in fraud and fraudulent nondisclosure, and under the promissory estoppel doctrine relating to the Company's idling of its Clinton poultry processing plant. The City of Clinton alleges that it suffered $28,567,613.00 in damages relating to its construction of a wastewater facility to purify water discharged from the Company's processing facility based on alleged representations made by Company representatives. The City of Clinton also seeks to recover unspecified exemplary damages, attorneys' fees, pre and post-judgment interest, and costs of court. The City of Clinton also filed a motion to withdraw the reference of the adversary proceeding from the Bankruptcy Court to the Marshall Court. The Bankruptcy Court recommended the reference be withdrawn, but that the Fort Worth Court retain venue over the action to ensure against forum shopping. The Fort Worth Court granted the motion to withdraw the reference and consolidated this action with the Shelia Adams proceeding described above. The Company filed a motion to dismiss the City of Clinton's claims. The Fort Worth Court granted the Company's motion to dismiss and ordered the City of Clinton to file a motion to amend its lawsuit and re-plead its claims with further specificity or the claims would be dismissed with prejudice. The City of Clinton filed a motion for leave to amend on September 30, 2009. The Company intends to file a response to the motion for leave seeking dismissal of the City of Clinton's amended claims. The Company intends to defend vigorously against the merits of the City of Clinton's claims. We express no opinion as to the likelihood of an unfavorable outcome or the amount or range of any possible loss to the Company.

On December 17, 2008, Kenneth Patterson filed suit in the US District Court for the Eastern District of Texas, Marshall Division, against Lonnie "Bo" Pilgrim, Lonnie "Ken" Pilgrim, Clifford E. Butler, J. Clinton Rivers, Richard A. Cogdill, Renee N. DeBar, Pilgrim's Pride Compensation Committee and other unnamed defendants ("the Patterson action"). The complaint, brought pursuant to section 502 of the Employee Retirement Income Security Act of 1974 ("ERISA"), 29 U.S.C. § 1132, alleges that the individual defendants breached fiduciary duties to participants and beneficiaries of the Pilgrim's Pride Stock Investment Plan (the "Plan"), as administered through the Pilgrim's Pride Retirement Savings Plan (the "RSP"), and the To-Ricos, Inc. Employee Savings and Retirement Plan (collectively with the Plan and the RSP, the "Plans"). The allegations in the complaint are similar to the allegations made in the Acaldo case discussed below. Patterson further alleges that he purports to represent a class of all persons or entities who were participants in or beneficiaries of the Plans at any time between May 5, 2008, through the present and whose accounts held the Company's common stock or units in the Company's common stock. The complaint seeks actual damages in the amount of any losses the Plans suffered, to be allocated among the participants' individual accounts as benefits due in proportion to the accounts' diminution in value, attorneys' fees, an order for equitable restitution and the imposition of constructive trust, and a declaration that each of the defendants have breached their fiduciary duties to the Plans' participants. Although the Company is not a named defendant in this action, our bylaws require us to indemnify our current and former directors and officers from any liabilities and expenses incurred by them in connection with actions they took in good faith while serving as an officer or director. The likelihood of an unfavorable outcome or the amount or range of any possible loss to the Company cannot be determined at this time. On January 23, 2009, Patterson filed a motion to consolidate the subsequently filed, similar Smalls case, which is discussed below, into this action. The defendants filed a dispositive motion seeking to dismiss the Patterson complaint on April 16, 2009. Mr. Patterson filed a response brief in opposition to the motion on May 15, 2009, and the defendants filed a reply in support of their motion on June 1, 2009.

Pilgrim's Pride Corporation

On October 9, 2009, David Simmons, Carla Simmons, Patty L. Funkhouser, and Dickie L. Funkhouser filed a putative class action, styled Simmons et al v. Pilgrim, et al., Action No. 2:09-CV-121 (the "Simmons case"), against Lonnie A. Pilgrim, Lonnie Ken Pilgrim, Clifford Butler, O.B. Goolsby, Richard A. Cogdill, S. Key Coker, Blake D. Lovette, Vance C. Miller, James G. Vetter, Donald L. Wass, Charles L. Black, Linda Chavez, J. Clinton Rivers, Keith W. Hughes, Don Jackson, the Administrative Committee of the Pilgrim's Pride Retirement Savings Plan, Renee DeBar, Jane Brookshire, Gerry Evenwel, the Prudential Retirement Insurance and Annuity Company, and other unnamed defendants in the US District Court for the Northern District of West Virginia, alleging that the fiduciaries breached their duties to the participants and beneficiaries by, among other things, amending the RSP, allowing imprudent investments in the Company's common stock, failing to collect the Company's delinquent employer contributions and failing to file unsecured and priority claims on behalf of the RSP or otherwise protect the rights of RSP participants in the Bankruptcy Court. It is anticipated that plaintiffs will seek certification of a class of all persons or entities who were participants or beneficiaries under the RSP between October 3, 2002 and the present, and will seek a determination that the defendants breached their fiduciary and co-fiduciary duties to the RSP and the participants and beneficiaries, restoration to the RSP and to their participants and beneficiaries of the losses sustained by the RSP, imposition of a constructive trust, attorneys' fees, and further legal, equitable or remedial relief. Although the Company is not a named defendant in this action, our bylaws require us to indemnify our current and former directors and officers from any liabilities and expenses incurred by them in connection with actions they took in good faith while serving as an officer or director. The likelihood of an unfavorable outcome or the amount or range of any possible loss to the Company cannot be determined at this time. The Simmons case has not yet been served on the defendants.

On January 2, 2009, Denise M. Smalls filed suit in the US District Court for the Eastern District of Texas, Marshall Division, against Lonnie "Bo" Pilgrim, Lonnie Ken Pilgrim, Clifford E. Butler, J. Clinton Rivers, Richard A. Cogdill, Renee N. DeBar, Pilgrim's Pride Compensation Committee and other unnamed defendants (the "Smalls action"). The complaint and the allegations are similar to those filed in the Patterson case discussed above. Smalls alleges that she purports to represent a class of all persons or entities who were participants in or beneficiaries of the Plans at any time between May 5, 2008, through the present and whose accounts held the Company's common stock or units in the Company's common stock. The complaint seeks actual damages in the amount of any losses the Plans suffered, to be allocated among the participants' individual accounts as benefits due in proportion to the accounts' diminution in value, attorneys' fees; an order for equitable restitution and the imposition of constructive trust; and a declaration that each of the defendants have breached their fiduciary duties to the Plans' participants. Although the Company is not a named defendant in these actions, our bylaws require us to indemnify our current and former directors and officers from any liabilities and expenses incurred by them in connection with actions they took in good faith while serving as an officer or director. The likelihood of an unfavorable outcome or the amount or range of any possible loss to the Company cannot be determined at this time. On July 9, 2009, the defendants filed a dispositive motion seeking to dismiss the complaint.

Pilgrim's Pride Corporation

On July 20, 2009, the Court entered an order consolidating the Smalls action and the Patterson action and set the consolidated action for a scheduling conference on July 30, 2009. On August 12, 2009, following the Scheduling Conference, the Court ordered that the case will proceed under the caption "In re Pilgrim's Pride Stock Investment Plan ERISA Litigation, No. 2:08-cv-472-TJW." Plaintiffs were granted leave to file an Amended (consolidated) Complaint by or on September 25, 2009. On September 28, 2009, the Court ordered that deadlines in the consolidated action be adjourned until January 15, 2010 to allow the parties to pursue mediation.

Certain of the plaintiffs in the above-referenced ERISA actions have also filed individual and putative class proofs of claims against the Company in Bankruptcy Court relating to essentially the same facts as those underlying the consolidated Patterson and Smalls actions and the Simmons case (the "ERISA POCs"). In the ERISA POCs, the plaintiffs assert claims in excess of $35.0 million. The likelihood of an unfavorable outcome or the amount or range of any possible loss to the Company cannot be determined at this time.

The Company filed a motion in the Bankruptcy Court to extend the bankruptcy stay to include individual employees and officers named as defendants in cases concerning the Company, including the Patterson case and the Smalls case. The motion was denied without prejudice to the Company commencing an adversary proceeding as to each of these cases in order to seek the relief requested. The Company intends to defend vigorously against the merits of these actions and any attempts by Mr. Patterson, Ms. Smalls, and/or the Simmons plaintiffs to certify a class action.

On October 29, 2008, Ronald Acaldo filed suit in the US District Court for the Eastern District of Texas, Marshall Division, against the Company and individual defendants Lonnie "Bo" Pilgrim, Lonnie Ken Pilgrim, J. Clinton Rivers, Richard A. Cogdill and Clifford E. Butler. The Complaint alleged that the Company and the individual defendants violated sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, by allegedly failing to disclose that "(a) the Company's hedges to protect it from adverse changes in costs were not working and in fact were harming the Company's results more than helping; (b) the Company's inability to continue to use illegal workers would adversely affect its margins; (c) the Company's financial results were continuing to deteriorate rather than improve, such that the Company's capital structure was threatened; (d) the Company was in a much worse position than its competitors due to its inability to raise prices for consumers sufficient to offset cost increases, whereas it competitors were able to raise prices to offset higher costs affecting the industry; and (e) the Company had not made sufficient changes to its business to succeed in the more difficult industry conditions." Mr. Acaldo further alleged that he purports to represent a class of all persons or entities who acquired the common stock of the Company from May 5, 2008 through September 24, 2008. The Complaint sought unspecified injunctive relief and an unspecified amount of damages.

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

Pilgrim's Pride Corporation

On November 13, 2008, Chad Howes filed suit in the US District Court for the Eastern District of Texas, Marshall Division, against the Company and individual defendants Lonnie "Bo" Pilgrim, Lonnie Ken Pilgrim, J. Clinton Rivers, Richard A. Cogdill and Clifford E. Butler. The allegations in the Howes Complaint are identical to those in the Acaldo Complaint, as are the class allegations and relief sought. The defendants were never served with the Howes Complaint.

On May 14, 2009, the Court consolidated the Acaldo and Howes cases and renamed the style of the case, "In re: Pilgrim's Pride Corporation Securities Litigation." On May 21, 2009, the Court granted the Pennsylvania Public Fund Group's Motion for Appointment of Lead Plaintiff. Thereafter, on June 26, 2009, the lead plaintiff filed a Consolidated (and amended) Complaint. The Consolidated Complaint dismissed the Company and Clifford E. Butler as Defendants. In addition, the Consolidated Complaint added the following directors as Defendants:  Charles L. Black, S. Key Coker, Blake D. Lovette, Vance C. Miller, James G. Vetter, Jr., Donald L. Wass, Linda Chavez, and Keith W. Hughes. The Consolidated Complaint alleges four causes of action: violations of Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder solely against Lonnie "Bo" Pilgrim, Clint Rivers, and Rick Cogdill (referred as the "Officer Defendants"). Those claims assert that, during the Class Period of May 5, 2008 through October 28, 2008, the Defendants, through various financial statements, press releases and conference calls, made material misstatements of fact and/or omitted to disclose material facts by purportedly failing to completely impair the goodwill associated with the Gold Kist acquisition. The Consolidated Complaint also asserts claims under Section 11 of the Securities Act of 1933 against all Defendants, asserting that, statements made in a Registration Statement in connection with the May 14, 2008 secondary offering of the Company's common stock were materially false and misleading for their failure to completely impair the goodwill associated with the Gold Kist acquisition. Finally, the Consolidated Complaint asserts a violation of Section 15 of the Securities Act of 1933 against the Officer Defendants only, claiming that the Officer Defendants were controlling persons of the Company and the other Defendants in connection with the Section 11 violation. By the Consolidated Complaint, the lead plaintiff seeks certification of the Class, undisclosed damages, and costs and attorneys' fees.

On July 27, 2009, Defendants filed a Motion to Dismiss the Consolidated Complaint for its failure to adequately plead, as to the Sections 10(b) and 20(a) claims, scienter and loss causation and, as to the Sections 11 and 15 claims, for its failure to adequately plead misrepresentations and omissions. Defendants requested that the Consolidated Complaint be dismissed with prejudice. The Plaintiffs filed an Opposition to the Motion to Dismiss on August 27, 2009. Defendants filed a Reply Brief on September 10, 2009, and Plaintiffs filed a Sur-Reply on September 24, 2009. The Court has not yet ruled on the Motion to Dismiss.

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

Pilgrim's Pride Corporation

On September 10, 2008, a lawsuit styled "Ricky Arnold, et al. v. Pilgrim's Pride Corp., et al." was filed against the Company and two Company representatives. In this lawsuit, filed in the Circuit Court of Van Buren County, Arkansas, nearly 100 contract poultry growers and their spouses assert claims of fraud and deceit, constructive fraud, fraud in the inducement, promissory estoppel, and violations of the Arkansas Livestock and Poultry Contract Protection Act relating to the Company's idling of its Clinton, Arkansas processing plant. The total amount of damages sought by the contract poultry growers is unknown at this time. The Company filed a Notice of Suggestion of Bankruptcy. The Court has not issued an order in response to it. The Company intends to vigorously defend against the plaintiffs' claims. The Company filed a motion in the Bankruptcy Court to extend the bankruptcy stay to include individual employees named as defendants in cases concerning the Company, including this lawsuit. The motion was denied without prejudice to the Company commencing an adversary proceeding as to this case in order to seek the relief requested in the motion. We express no opinion as to the likelihood of an unfavorable outcome or the amount or range of any possible loss to the Company.

The Wage and Hour Division of the US Department of Labor conducted an industry-wide investigation to ascertain compliance with various wage and hour issues, including the compensation of employees for the time spent on activities such as donning and doffing clothing and personal protective equipment. Due, in part, to the government investigation and the recent US Supreme Court decision in IBP, Inc. v. Alvarez, employees have brought claims against the Company. The claims filed against the Company as of the date of this report include: "Juan Garcia, et al. v. Pilgrim's Pride Corporation, a/k/a Wampler Foods, Inc.", filed in Pennsylvania state court on January 27, 2006, and subsequently removed to the US District Court for the Eastern District of Pennsylvania; "Esperanza Moya, et al. v. Pilgrim's Pride Corporation and Maxi Staff, LLC", filed March 23, 2006, in the Eastern District of Pennsylvania; "Barry Antee, et al. v. Pilgrim's Pride Corporation" filed April 20, 2006, in the Eastern District of Texas; "Stephania Aaron, et al. v. Pilgrim's Pride Corporation" filed August 22, 2006, in the Western District of Arkansas; "Salvador Aguilar, et al. v. Pilgrim's Pride Corporation" filed August 23, 2006, in the Northern District of Alabama; "Benford v. Pilgrim's Pride Corporation" filed November 2, 2006, in the Northern District of Alabama; "Porter v. Pilgrim's Pride Corporation" filed December 7, 2006, in the Eastern District of Tennessee; "Freida Brown, et al v. Pilgrim's Pride Corporation" filed March 14, 2007, in the Middle District of Georgia, Athens Division; "Roy Menser, et al v. Pilgrim's Pride Corporation" filed February 28, 2007, in the Western District of Paducah, Kentucky; "Victor Manuel Hernandez v. Pilgrim's Pride Corporation" filed January 30, 2007, in the Northern District of Georgia, Rome Division; "Angela Allen et al v. Pilgrim's Pride Corporation" filed March 27, 2007, in United States District Court, Middle District of Georgia, Athens Division; Daisy Hammond and Felicia Pope v. Pilgrim's Pride Corporation, in the Gainesville Division, Northern District of Georgia, filed on June 6, 2007; Gary Price v. Pilgrim's Pride Corporation, in the US District Court for the Northern District of Georgia, Atlanta Division, filed on May 21, 2007; Kristin Roebuck et al v. Pilgrim's Pride Corporation, in the US District Court, Athens, Georgia, Middle District, filed on May 23, 2007; and Elaine Chao v. Pilgrim's Pride Corporation, in the US District Court, Dallas, Texas, Northern District, filed on August 6, 2007. The plaintiffs generally purport to bring a collective action for unpaid wages, unpaid overtime wages, liquidated damages, costs, attorneys' fees, and declaratory and/or injunctive relief and generally allege that they are not paid for the time it takes to either clear security, walk to their respective workstations, don and doff protective clothing, and/or sanitize clothing and equipment. The presiding judge in the consolidated action in El Dorado issued an initial Case Management order on July 9, 2007. Plaintiffs' counsel filed a Consolidated Amended Complaint and

Pilgrim's Pride Corporation

the parties filed a Joint Rule 26(f) Report. On March 13, 2008, the Court issued an opinion and order finding that plaintiffs and potential class members are similarly situated and conditionally certifying the class for a collective action. The opt-in period is now closed. Approximately 13,700 plaintiffs have opted into the class.

Plaintiffs recently moved the court for leave to amend the consolidated complaint to add certain Company officers. The Company filed a Notice of Suggestion of Bankruptcy before any response to that motion was filed. The court has not yet ruled on the plaintiffs' motion. Likewise, the court has not issued an order in response to the Company's notice. The Company recently filed a motion in the Bankruptcy Court to extend the bankruptcy stay to include individual employees and officers named as defendants in cases concerning the Company, including this lawsuit. The motion was denied without prejudice to the Company, commencing an adversary proceeding as to this case in order to seek the relief requested in the motion.

On June 1, 2009, the plaintiffs filed a master proof of claim in the Bankruptcy Court. On June 30, 2009, the Bankruptcy Court issued an order granting limited relief from the automatic stay to allow limited discovery. Pursuant to that order, the parties conducted limited discovery at five sample plants. Also, the Company has filed a motion requesting that the claims in this matter be estimated for purposes of allowance and distribution. The Court granted that motion  and this matter is presently set for an estimation hearing on December 7, 2009. Additionally, the DOL and the Company recently filed an agreed request that the DOL action be remanded to the Northern District of Texas, where it was originally filed. The plaintiffs have objected to this request and the Court has yet to rule on it. The Company believes that it has meritorious defenses to the consolidated lawsuit and intends to assert a vigorous defense to the litigation. Recently, the parties entered into active settlement negotiations with the plaintiffs in the Department of Labor action and the consolidated action in El Dorado, Arkansas. We express no opinion as to the likelihood of an unfavorable outcome or the amount or range of any possible loss to the Company.

As of the date of this report, the following suits have been filed against Gold Kist, now merged into Pilgrim's Pride Corporation, which make one or more of the allegations referenced above: Merrell v. Gold Kist, Inc., in the US District Court for the Northern District of Georgia, Gainesville Division, filed on December 21, 2006; Harris v. Gold Kist, Inc., in the US District Court for the Northern District of Georgia, Newnan Division, filed on December 21, 2006; Blanke v. Gold Kist, Inc., in the US District Court for the Southern District of Georgia, Waycross Division, filed on December 21, 2006; Clarke v. Gold Kist, Inc., in the US District Court for the Middle District of Georgia, Athens Division, filed on December 21, 2006; Atchison v. Gold Kist, Inc., in the US District Court for the Northern District of Alabama, Middle Division, filed on October 3, 2006; Carlisle v. Gold Kist, Inc., in the US District Court for the Northern District of Alabama, Middle Division, filed on October 2, 2006; Benbow v. Gold Kist, Inc., in the US District Court for the District of South Carolina, Columbia Division, filed on October 2, 2006; Bonds v. Gold Kist, Inc., in the US District Court for the Northern District of Alabama, Northwestern Division, filed on October 2, 2006. On April 23, 2007, Pilgrim's filed a Motion to Transfer and Consolidate with the Judicial Panel on Multidistrict Litigation ("JPML") requesting that all of the pending Gold Kist cases be consolidated into one case. Pilgrim's Pride withdrew its Motion subject to the Plaintiffs' counsel's agreement to consolidate the seven separate actions into the pending Benbow case by dismissing those lawsuits and refiling/consolidating them into the Benbow action. Motions to Dismiss have been filed in all of the pending seven cases, and all of these cases have been formally dismissed. Pursuant to an agreement between the parties, which was approved by Court-order on June 6, 2007, these cases have been consolidated with the Benbow case. On that date, Plaintiffs were authorized to send notice to individuals

Pilgrim's Pride Corporation

regarding the pending lawsuits and were instructed that individuals had three months to file consents to opting in as plaintiffs in the consolidated cases. The opt-in period is now closed. To date, there are approximately 3,200 named plaintiffs and opt-in plaintiffs in the consolidated cases. The parties have engaged in limited discovery.

In response to a Notice of Suggestion of Bankruptcy, the Bankruptcy Court issued an order formally staying the case. On May 28, 2009, the plaintiffs filed a master proof of claim in the Bankruptcy Court. On June 30, 2009, the Bankruptcy Court issued an order granting limited relief from the automatic stay to allow limited discovery. Pursuant to that order, the parties are currently working on a proposed stipulation to govern such discovery. Also, the Company has filed a motion requesting that the claims in this matter be estimated for purposes of allowance and distribution. The Bankruptcy Court has not ruled on that motion yet. Additionally, on May 26, 2009, additional plaintiffs filed an adversary proceeding in the Bankruptcy Court commencing an action under the FLSA, Adversary Proceeding No. 09-4219 (the "Atkinson Action"). On May 28, 2009, approximately 17 individuals filed proofs of claim in the Atkinson Action. The FLSA allegations in the Atkinson Action are similar to those asserted in the MDL and Benbow cases and the plants involved in the Atkinson Action are also involved in the Benbow case. The Company has filed a motion requesting that the claims in this matter be estimated for purposes of allowance and distribution, which the Bankruptcy Court granted. The Company intends to assert a vigorous defense to the litigation. The parties recently executed a settlement agreement and mutual release of the Benbow case and the Atkinson Action in exchange for a settlement payment of $1.75 million to the plaintiffs. On November 17, 2009, the Company filed a motion with the Bankruptcy Court for authorization to enter into and approval of the settlement agreement reached in the Benbow case and the Atkinson Action. The Bankruptcy Court has not yet ruled on the motion for authorization and approval.

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

Market Information

During the period covered by this report, the Company’s common stock was traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “PPC.” Effective December 1, 2008, the NYSE delisted our common stock as a result of the Company's filing of its Chapter 11 petition. Our common stock is now quoted on the Pink Sheets Electronic Quotation Service under the ticker symbol "PGPDQ.PK." The Company has applied with the NYSE to list its common stock upon its exit from bankruptcy under its prior ticker symbol “PPC.”

High and low prices of the Company’s common stock for 2009 and 2008 are as follows. Dividends relating to the Company’s common stock for 2008 are as follows. The Company did not pay dividends in 2009.

	2009 Prices		2008 Prices		2008
Quarter	High	Low	High	Low	Dividends

First	$4.98	$0.14	$35.98	$22.52	$0.0225
Second	$2.99	$0.46	$28.96	$20.38	$0.0225
Third	$6.70	$1.40	$27.15	$12.90	$0.0225
Fourth	$7.90	$3.67	$18.16	$3.26	$0.0225

Holders

The Company estimates there were approximately 21,885 holders (including individual participants in security position listings) of the Company’s common stock as of November 20, 2009.

Dividends

Under the terms of the DIP Credit Agreement and applicable bankruptcy law, the Company may not pay dividends on the common stock while it is in bankruptcy. The Company and JBS USA will enter into a stockholders agreement (the "Stockholders Agreement") at the closing of the Proposed Acquisition. The Stockholders Agreement will, among other things, prohibit Reorganized PPC from declaring dividends other than on a pro rata basis until the completion of the Mandatory Exchange Transaction. The Exit Credit Facility will also prohibit us from paying dividends on the common stock of Reorganized PPC.

Issuer Purchases of Equity Security in 2009

The Company did not repurchase any of its equity securities in 2009.

Pilgrim's Pride Corporation

Total Return on Registrant’s Common Equity

The following graph compares the performance of the Company with that of the Russell 2000 composite index and a peer group of companies for the five years ended September 26, 2009, with the investment weighted on market capitalization. The total cumulative return on investment (change in the year-end stock price plus reinvested dividends) for each of the periods for the Company, the Russell 2000 composite index and the peer group is based on the stock price or composite index at the beginning of the applicable period. Companies in the peer group index include Cagle's, Inc., Sanderson Farms Inc., Hormel Foods Corp., Smithfield Foods Inc. and Tyson Foods Inc.

The graph covers the five years ended September 26, 2009, and reflects the performance of the Company’s single class of common stock. The stock price performance represented by this graph is not necessarily indicative of future stock performance.

Year Ended	10/2/04	10/1/05	9/30/06	9/29/07	9/27/08	9/26/09

Pilgrim's Pride Corporation	$100.00	$133.13	$103.30	$131.53	$13.51	$26.87
Russell 2000	$100.00	$113.10	$129.73	$142.61	$160.21	$160.21
Peer Group	$100.00	$116.71	$113.11	$124.70	$97.70	$94.60

Pilgrim's Pride Corporation

Item 6. Selected Financial Data

(In thousands, except ratios and per share data)	Eleven Years Ended September 26, 2009
2009(a)	2008(a)	2007(a)(b)	2006(a)

Income Statement Data:
Net sales	$7,088,055	$8,518,7578,540,	$7,498,612	$5,152,729
Gross profit (loss)(e)	370,434	(163,495)	592,730	297,083
Goodwill impairment	—	501,446	—	—
Operating income (loss)(e)	67,327	(1,057,696)	237,191	11,105
Interest expense, net	157,543	131,627	118,542	38,965
Loss on early extinguishment of debt	—	—	26,463	—
Reorganization items, net	87,275	—	—	—
Income (loss) from continuing operations before income taxes(e)	(173,767)	(1,187,093)	98,835	(26,626)
Income tax expense (benefit)(f)	(21,586)	(194,921)	47,319	1,573
Income (loss) from continuing operations(e)	(152,181)	(992,172)	51,516	(28,199)
Net income (loss)(e)	(151,582)	(998,581)	47,017	(34,232)
Ratio of earnings to fixed charges(g)	(g)	(g)	1.63	x	(g)

Per Common Share Data:
Income (loss) from continuing operations	$(2.06)	$(14.31)	$0.77	$(0.42)
Net income (loss)	(2.05)	(14.40)	0.71	(0.51)
Cash dividends	—	0.09	0.09	1.09
Book value	2.04	5.07	17.61	16.79

Balance Sheet Summary:
Working capital surplus (deficit)(h)	$858,030	$(1,262,242)	$395,858	$528,837
Total assets	3,060,504	3,298,709	3,774,236	2,426,868
Notes payable and current maturities of long-term debt(i)	—	1,874,469	2,872	10,322
Long-term debt, less current maturities(i)	41,062	67,514	1,318,558	554,876
Total stockholders’ equity	150,920	351,741	1,172,221	1,117,328

Cash Flow Summary:
Cash flows from operating activities	$75,006	$(680,728)	$463,964	$30,329
Depreciation and amortization(j)	236,005	240,305	204,903	135,133
Impairment of goodwill and other assets	5,409	514,630	—	3,767
Purchases of investment securities	(19,958)	(38,043)	(125,045)	(318,266)
Proceeds from sale or maturity of investment securities	18,946	27,545	208,676	490,764
Acquisitions of property, plant and equipment	(88,193)	(152,501)	(172,323)	(143,882)
Business acquisitions, net of equity consideration(b)(c)(d)	—	—	(1,102,069)	—
Cash flows from financing activities	101,153	797,743	630,229	(38,750)

Other Data:
EBITDA(k)	$212,993	$(820,878)	$414,139	$143,443
Adjusted EBITDA(k)	343,533	(275,286)	440,602	147,210

Key Indicators (as a percent of net sales):
Gross profit (loss)(e)	5.2%	(1.9)%	7.9%	5.8%
Selling, general and administrative expenses	4.2%	4.4%	4.7%	5.6%
Operating income (loss)(e)	0.9%	(12.4)%	3.2%	0.2%
Interest expense, net	2.2%	1.5%	1.6%	0.8%
Income (loss) from continuing operations(e)	(2.1)%	(11.6)%	0.7%	(0.5	) %
Net income (loss)(e)	(2.1)%	(11.7)%	0.6%	(0.7	) %

Pilgrim's Pride Corporation

Eleven Years Ended September 26, 2009
2005(a)	2004(a)(c)	2003(a)	2002(a)	2001(a)(d)	2000	1999
	(53 weeks)					(53 weeks)

$5,461,437	$5,077,471	$2,313,667	$2,185,600	$1,975,877	$1,499,439	$1,357,403
751,317	611,838	249,363	153,599	197,561	165,828	185,708
—	—	—	—	—	—	—
458,351	385,968	137,605	48,457	90,253	80,488	109,504
42,632	48,419	30,726	24,199	25,619	17,779	17,666
—	—	—	—	1,433	—	—
—	—	—	—	—	—	—
427,632	332,899	144,482	28,267	62,728	62,786	90,904
147,543	127,142	37,870	(2,475)	21,051	10,442	25,651
279,819	205,757	106,612	30,742	41,677	52,344	65,253
264,979	128,340	56,036	14,335	41,137	52,344	65,253
7.69x	6.22x	4.37x	1.21x	1.80x	3.04x	4.33x

$4.20	$3.28	$2.59	$0.75	$1.01	$1.27	$1.58
3.98	2.05	1.36	0.35	1.00	1.27	1.58
0.06	0.06	0.06	0.06	0.06	0.06	0.05
18.38	13.87	10.46	9.59	9.27	8.33	7.11

$404,601	$383,726	$211,119	$179,037	$203,350	$124,531	$154,242
2,511,903	2,245,989	1,257,484	1,227,890	1,215,695	705,420	655,762
8,603	8,428	2,680	3,483	5,099	4,657	4,353
518,863	535,866	415,965	450,161	467,242	165,037	183,753
1,223,598	922,956	446,696	394,324	380,932	342,559	294,259

$493,073	$272,404	$98,892	$98,113	$87,833	$130,803	$81,452
134,944	113,788	74,187	70,973	55,390	36,027	34,536
—	45,384	—	—	—	—	—
(305,458)	—	—	—	—	—	—
—	—	—	—	—	—	—
(116,588)	(79,642)	(53,574)	(80,388)	(112,632)	(92,128)	(69,649)
—	(272,097)	(4,499)	—	(239,539)	—	—
18,860	96,665	(39,767)	(21,793)	246,649	(24,769)	(19,634)

$599,274	$486,268	$239,997	$112,852	$136,604	$115,356	$142,043
599,274	486,268	239,997	112,852	138,037	115,356	142,043

13.8%	12.1%	10.8%	7.0%	10.0%	11.1%	13.7%
5.4%	4.3%	4.8%	4.8%	5.4%	5.7%	5.6%
8.4%	7.6%	5.9%	2.2%	4.6%	5.4%	8.1%
0.8%	1.0%	1.3%	1.1%	1.3%	1.2%	1.3%
5.1%	4.1%	4.6%	1.4%	2.1%	3.5%	4.8%
4.9%	2.1%	2.4%	0.7%	2.1%	3.5%	4.8%

Pilgrim's Pride Corporation

(a)	In March 2008, the Company sold certain assets of its turkey business. We are reporting our operations with respect to this business as a discontinued operation for all periods presented.

(b)
The Company acquired Gold Kist Inc. on December 27, 2006, for $1.139 billion. For financial reporting purposes, we have not included the operating results and cash flows of Gold Kist in our consolidated financial statements for the period from December 27, 2006, through December 30, 2006. The operating results and cash flows of Gold Kist from December 27, 2006, through December 30, 2006,, were not material.

(c)
The Company acquired the ConAgra Chicken division on November 23, 2003, for $635.2 million including the non-cash value of common stock issued of $357.5 million. The acquisition has been accounted for as a purchase and the results of operations for this acquisition have been included in our consolidated results of operations since the acquisition date.

(d)
The Company acquired WLR Foods on January 27, 2001, for $239.5 million and the assumption of $45.5 million of indebtedness. The acquisition has been accounted for as a purchase and the results of operations for this acquisition have been included in our consolidated results of operations since the acquisition date.

(e)	Gross profit, operating income and net income include the following non-recurring recoveries, restructuring charges and other unusual items for each of the years presented:

	2009	2008	2005	2004	2003
Effect on gross profit and operating income:		(In millions)
Asset impairment and operational restructuring charges	$(12.5)	$(28.0)	$—	$—	$—
Non-recurring recoveries for recall insurance	$—	$—	$—	$23.8	$—
Non-recurring recoveries for avian influenza	$—	$—	$—	$—	$26.6
Non-recurring recoveries for vitamin and methionine litigation	$—	$—	$—	$0.1	$19.9

Additional effect on operating income:
Goodwill impairment	$—	$(501.4)	$—	$—	$—
Administrative restructuring charges	$(2.0)	$(16.2)	$—	$—	$—

Other income for litigation settlement	$—	$—	$11.7	$—	$—
Other income for vitamin and methionine litigation	$—	$—	$—	$0.9	$36.0

In addition, the Company estimates its losses related to the October 2002 recall (excluding insurance recoveries) and the 2002 avian influenza outbreak negatively affected gross profit and operating income in each of the years presented as follows (in millions):

	2004	2003	2002
Recall effects (estimated)	$(20.0)	$(65.0)	$—
Losses from avian influenza (estimated)	$—	$(7.3)	$(25.6)

(f)
Income tax benefit in 2009 resulted primarily from a decrease in reserves for unrecognized tax benefits. Income tax benefit in 2008 resulted primarily from significant net operating losses incurred in 2008. The increase in tax expense in 2007 over 2006 resulted primarily from increased pretax earnings in 2007. The decrease in tax expense in 2006 from 2005 resulted primarily from a pretax loss in 2006 versus significant earnings in 2005. While the tax expense for 2005 increased over 2004, the effective tax rate for 2005 decreased from 2004. This decrease was primarily due to an increase in net income before tax in our Mexico operations, which are taxed at a lower rate than our US operations. Tax expense increased in 2004 over 2003 primarily as a result of increased pretax earnings in 2004. Tax expense increased in 2003 over fiscal 2002 primarily as a result of increased pretax earnings in 2003. This increase was offset by a benefit resulting from the reduction in a valuation allowance for net operating loss carry forwards for Mexican tax purposes. An income tax benefit for 2002 resulted from a tax benefit of $11.9 million due to Mexican tax law changes in 2002.

(g)
For purposes of computing the ratio of earnings to fixed charges, earnings consist of income before income taxes plus fixed charges (excluding capitalized interest). Fixed charges consist of interest (including capitalized interest) on all indebtedness, amortization of capitalized financing costs and that portion of rental expense that we believe to be representative of interest. Earnings were inadequate to cover fixed charges by $176.4 million, $1,192.4 million and $30.9 million in 2009, 2008 and 2006, respectively.

Pilgrim's Pride Corporation

(h)
We experienced a working capital deficit in 2008. Upon the filing of the Chapter 11 petitions, certain of our debt obligations became automatically and immediately due and payable, subject to an automatic stay of any action to collect, assert, or recover a claim against the Company and the application of applicable bankruptcy law. As a result, the accompanying Consolidated Balance Sheet as of September 27, 2008, included reclassifications of $1,872.1 million to reflect as current certain long-term debt under the Company’s credit facilities that was accelerated.

(i)
The Company had current maturities of pre-petition long-term debt totaling $4.2 million and pre-petition long-term debt totaling $1,999.8 million at September 26, 2009, that were included in Liabilities subject to compromise.

(j)
Includes amortization of capitalized financing costs of approximately $6.8 million, $4.9 million, $6.6 million, $2.6 million, $2.3 million, $2.0 million, $1.5 million, $1.4 million, $1.9 million, $1.2 million, and $1.1 million in 2009, 2008, 2007, 2006, 2005, 2004, 2003, 2002, 2001, 2000, and 1999, respectively.

(k)
“EBITDA” is defined as the sum of income (loss) from continuing operations plus interest, taxes, depreciation and amortization. Adjusted EBITDA excludes goodwill impairment in 2008, restructuring charges in 2009, 2008 and 2006, reorganization items in 2009 and losses on early extinguishment of debt in 2007 and 2001. EBITDA is presented because it is used by us and we believe it is frequently used by securities analysts, investors and other interested parties, in addition to and not in lieu of results prepared in conformity with accounting principles generally accepted in the US (“GAAP”), to compare the performance of companies. We believe investors would be interested in our Adjusted EBITDA because this is how our management analyzes EBITDA from continuing operations. The Company also believes that Adjusted EBITDA, in combination with the Company's financial results calculated in accordance with GAAP, provides investors with additional perspective regarding the impact of certain significant items on EBITDA and facilitates a more direct comparison of its performance with its competitors. EBITDA and Adjusted EBITDA are not measurements of financial performance under GAAP. They should not be considered as an alternative to cash flow from operating activities or as a measure of liquidity or an alternative to net income as indicators of our operating performance or any other measures of performance derived in accordance with GAAP.

A reconciliation of income (loss) from continuing operations to EBITDA and Adjusted EBITDA is as follows:

	2009	2008	2007	2006	2005
	(In thousands)
Income (loss) from continuing operations	$(152,181)	$(992,172)	$51,516	$(28,199)	$279,819

Add:
Interest expense, net	157,543	131,627	118,542	38,965	42,632
Income tax expense (benefit)	(21,586)	(194,921)	47,319	1,573	147,543
Depreciation and amortization of continuing operations(i)	236,005	239,535	203,316	133,710	131,601

Minus:
Amortization of capitalized financing costs(i)	6,788	4,947	6,554	2,606	2,321

EBITDA	212,993	(820,878)	414,139	143,443	599,274

Add:
Goodwill impairment	—	501,446	—	—	—
Restructuring charges	43,265	44,146	—	3,767	—
Reorganization items, net	87,275	—	—	—	—
Loss on early extinguishment of debt	—	—	26,463	—	—

Adjusted EBITDA	$343,533	$(275,286)	$440,602	$147,210	$599,274

Pilgrim's Pride Corporation

	2004	2003	2002	2001	2000	1999
	(In thousands)
Income (loss) from continuing operations	$205,757	$106,612	$30,742	$41,677	$52,344	$65,253

Add:
Interest expense, net	48,419	30,726	24,199	25,619	17,779	17,666
Income tax expense (benefit)	127,142	37,870	(2,475)	21,051	10,442	25,651
Depreciation and amortization(i)	106,901	66,266	61,803	50,117	36,027	34,536

Minus:
Amortization of capitalized financing costs(i)	1,951	1,477	1,417	1,860	1,236	1,063

EBITDA	486,268	239,997	112,852	136,604	115,356	142,043

Add:
Loss on early extinguishment of debt	—	—	—	1,433	—	—

Adjusted EBITDA	$486,268	$239,997	$112,852	$138,037	$115,356	$142,043

Pilgrim's Pride Corporation

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Description of the Company

Pilgrim's Pride Corporation is one the largest chicken companies in the US, Mexico and Puerto Rico. Our fresh chicken retail line is sold in the southeastern, central, southwestern and western regions of the US, throughout Puerto Rico, and in the northern and central regions of Mexico. Our prepared chicken products meet the needs of some of the largest customers in the food service industry across the US. Additionally, the Company exports commodity chicken products to approximately 90 countries. As a vertically integrated company, we control every phase of the production of our products. We operate feed mills, hatcheries, processing plants and distribution centers in 14 US states, Puerto Rico and Mexico. Pilgrim’s Pride operates in two business segments—Chicken and Other Products.

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

Executive Summary

The Company reported a net loss of $151.6 million, or $2.05 per common share, for 2009, which included gross profit of $370.4 million. As of September 26, 2009, the Company’s accumulated deficit totaled $469.4 million. During 2009, the Company provided $75.0 million of cash from operations. At September 26, 2009, we had cash and cash equivalents totaling $220.0 million. In addition, the Company incurred reorganization costs of $87.3 million in 2009. These costs included (i) severance and other costs related to post-petition facility closures and reduction-in-force (“RIF”) actions, (ii) financing fees associated with the Amended and Restated Post-Petition Credit Agreement dated December 31, 2008, as amended (the "DIP Credit Agreement"), among the Company, as borrower, certain of the subsidiaries of the Company, as guarantors, Bank of Montreal, as agent (the “DIP Agent”), and the lenders party thereto, (iii) professional fees charged for post-petition reorganization services and (iv) a loss recognized on the sale of the Company’s interest in a hog farming joint venture, (v) asset impairment costs related to a closed processing complex in Dalton, Georgia, and (vi) fees related to the termination of the Company’s Amended and Restated Receivables Purchase Agreement dated September 26, 2008, as amended (the “RPA”). These costs were partially offset by a gain recognized on the sale of the Company’s closed processing complex in Farmerville, Louisiana and a gain recognized on the sale of undeveloped land in Camp County, Texas.

Pilgrim's Pride Corporation

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

The following table compares the highest and lowest prices reached on nearby futures for one bushel of corn and one ton of soybean meal during the current year and previous four years:

	Corn		Soybean Meal
	Highest Price	Lowest Price	Highest Price	Lowest Price
2009:
Fourth Quarter	$3.83	$3.00	$424.00	$276.00
Third Quarter	4.50	3.40	433.40	278.00
Second Quarter	4.28	3.38	326.00	264.80
First Quarter	5.24	2.90	302.00	237.00
2008:
Fourth Quarter	7.50	4.86	455.50	312.00
Third Quarter	7.63	5.58	427.90	302.50
Second Quarter	5.70	4.49	384.50	302.00
First Quarter	4.57	3.35	341.50	254.10
2007	4.37	2.62	286.50	160.20
2006	2.68	1.86	204.50	155.80
2005	2.63	1.91	238.00	146.60

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

In 2008 and 2009, the Company completed the following restructuring activities:

•
Closed processing facilities or complexes in Dalton, Georgia; Douglas, Georgia; El Dorado, Arkansas; Franconia, Pennsylvania; Clinton, Arkansas; Bossier City, Louisiana, and Siler City, North Carolina,

•	Sold a closed processing complex in Farmerville, Louisiana,
•	Announced the October 2009 closures of processing facilities in Athens, Alabama, and Athens, Georgia,
•	Sold closed distribution centers in Cincinnati, Ohio; Plant City, Florida; El Paso, Texas, and Pompano Beach, Florida,
•	Closed distribution centers in Houston, Texas; Oskaloosa, Iowa; Jackson, Mississippi, and Nashville, Tennessee,
•	Reduced its workforce by approximately 440 non-production positions, including the resignations of the former Chief Executive Officer and former Chief Operating Officer,
•	Closed an administrative office building in Duluth, Georgia, in June 2008, and
•	Reduced or consolidated production at various other facilities throughout the US.

Pilgrim's Pride Corporation

Significant actions that occurred from the second quarter of 2009 through the fourth quarter of 2009 were approved by the Bankruptcy Court, when required under the Bankruptcy Code, as part of the Company’s reorganization efforts. Significant actions that occurred from the second quarter of 2008 through the first quarter of 2009 were approved by the Company’s Board of Directors as part of a plan intended to curtail losses amid record-high costs for corn, soybean meal and other feed ingredients and an oversupply of chicken in the US. These actions began in March 2008 and were completed in June 2009. These restructuring activities eliminated 10,500 positions.

Results of operations for 2009 and 2008 included restructuring charges totaling $30.5 million and $16.2 million, respectively, related to these actions. All of these restructuring charges, with the exception of certain lease continuation costs, have resulted in cash expenditures or will result in cash expenditures within one year. Results of operations for 2009 also included adjustments totaling $9.2 million that reduced the accrued costs. These adjustments included the elimination of accrued severance costs in excess of actual severance costs incurred during 2009, the assumption of the Duluth, Georgia, lease obligation by an outside party during the second quarter of 2009, the elimination of accrued other restructuring costs in excess of actual other restructuring costs incurred for several of the 2008 restructuring actions during the second quarter of 2009 and the elimination of accrued other restructuring costs in excess of actual other restructuring costs incurred for the Douglas, Georgia, reorganization action during the third quarter of 2009.

The following table sets forth restructuring activity that occurred during 2008 and 2009:

	Accrued Lease Obligation	Accrued Severance and Employee Retention	Accrued Other Restructuring Costs	Restructuring Inventory Reserves	Total
	(In thousands)
September 29, 2007	$—	$—	$—	$—	$—

Accruals	4,778	4,000	7,378	2,021	18,177
Payment / Disposal	(312)	(1,306)	(1,727)	(806)	(4,151)
Adjustments	—	—	—	(3)	(3)

September 27, 2008	4,466	2,694	5,651	1,212	14,023

Accruals	—	17,830	7,667	5,029	30,526
Payment / Disposal	(622)	(12,876)	(2,753)	(4,775)	(21,026)
Adjustments	(2,202)	(4,305)	(2,454)	(212)	(9,173)

September 26, 2009	$1,642	$3,343	$8,111	$1,254	$14,350

Costs incurred in the second, third and fourth quarters of 2009 were primarily classified as reorganization items. Consistent with the Company's previous practice and because management believes costs incurred in 2008 and the first quarter of 2009 were related to ceasing production at previously announced facilities and not directly related to the Company's ongoing production, they are classified as a component of operating income (loss) below gross profit.

Pilgrim's Pride Corporation

The Company recognized impairment charges totaling $5.4 million in 2009 to reduce the carrying amounts of certain property, plant and equipment located at a facility closed in 2009 to their estimated fair values. These costs were classified as reorganization items. The Company recognized impairment charges totaling $13.1 million in 2008 to reduce the carrying amounts of certain property, plant, equipment and other assets located at or related to facilities closed in 2008 to their estimated fair values. Consistent with our previous practice and because management believes the realization of the carrying amounts of the affected assets was directly related to the Company's production activities, the charges were reported as a component of gross profit (loss).

We will continue to review and evaluate various restructuring and other alternatives to streamline our operations, improve efficiencies and reduce costs. Such initiatives may include selling assets, idling facilities, consolidating operations and functions, relocating or reducing production and voluntary and involuntary employee separation programs. Any such actions may require us to obtain the pre-approval of our lenders under our DIP Credit Agreement and the Bankruptcy Court. In addition, such actions will subject the Company to additional short-term costs, which may include facility shutdown costs, asset impairment charges, lease commitment costs, employee retention and severance costs and other closing costs. Certain of these restructuring activities will result in reduced capacities and sales volumes and may have a disproportionate impact on our income relative to the cost savings.

Chapter 11 Bankruptcy Filings

On December 1, 2008 (the "Petition Date"), Pilgrim’s Pride Corporation and six of its subsidiaries (collectively, the "Debtors") filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division (the "Bankruptcy Court"). The cases are being jointly administered under Case No. 08-45664. The Company’s subsidiaries in Mexico and certain subsidiaries in the United States (“US”) were not included in the filing (the “Non-filing Subsidiaries”) and continue to operate outside of the Chapter 11 process.

Subject to certain exceptions under the Bankruptcy Code, the Debtors’ Chapter 11 filing automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover on, collect or secure a claim arising prior to the Petition Date. Accordingly, most creditor actions to obtain possession of property from the Debtors, or to create, perfect or enforce any lien against the property of the Debtors, or to collect on monies owed or otherwise exercise rights or remedies with respect to a pre-petition claim are enjoined unless and until the Bankruptcy Court lifts the automatic stay.

Pilgrim's Pride Corporation

Upon the filing of the Chapter 11 petitions, certain of our debt obligations became automatically and immediately due and payable, subject to an automatic stay of any action to collect, assert, or recover a claim against the Company and the application of applicable bankruptcy law. As a result, the accompanying Consolidated Balance Sheet as of September 27, 2008, included reclassifications of $1,872.1 million to reflect as current certain long-term debt under the Company’s credit facilities that was accelerated. Because of the bankruptcy petition, most of the Company’s pre-petition long-term debt is included in Liabilities subject to compromise at September 26, 2009. The Company classifies pre-petition liabilities subject to compromise as a long-term liability because management does not believe the Company will use existing current assets or create additional current liabilities to fund these obligations.

Effective December 1, 2008, the NYSE delisted our common stock as a result of the Company's filing of its Chapter 11 petition. Our common stock is now quoted on the Pink Sheets Electronic Quotation Service under the ticker symbol "PGPDQ.PK." The Company has applied with the NYSE to list its common stock upon its exit from bankruptcy under its prior ticker symbol “PPC.”

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

The DIP Credit Agreement currently provides for an aggregate commitment of up to $350 million, which permits borrowings on a revolving basis. The commitment includes a $25 million sub-limit for swingline loans and a $20 million sub-limit for letters of credit. Outstanding borrowings under the DIP Credit Agreement bear interest at a per annum rate equal to 8.0% plus the greatest of (i) the prime rate as established by the DIP Agent from time to time, (ii) the average federal funds rate plus 0.5%, or (iii) the LIBOR rate plus 1.0%, payable monthly. The weighted average interest rate for 2009 was 11.25%. The loans under the Initial DIP Credit Agreement were used to repurchase all receivables sold under the Company's Amended and Restated Receivables Purchase Agreement dated September 26, 2008, as amended (the “RPA”). Loans under the DIP Credit Agreement were also used to fund the working capital requirements of the Company and its subsidiaries according to a budget as approved by the required lenders under the DIP Credit Agreement. For additional information on the RPA, see Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

Actual borrowings by the Company under the DIP Credit Agreement are subject to a borrowing base, which is a formula based on certain eligible inventory and eligible receivables. The borrowing base formula is reduced by (i) pre-petition obligations under the Fourth Amended and Restated Secured Credit Agreement dated as of February 8, 2007, among the Company and certain of its subsidiaries, Bank of Montreal, as administrative agent, and the lenders parties thereto, as amended (the “Pre-Petition BMO Facility”), (ii) administrative and professional expenses incurred in connection with the bankruptcy proceedings and (iii) the amount owed by the Company and the Subsidiaries to any person on account of the purchase price of agricultural products or services (including poultry and livestock) if that person is entitled to any grower's or producer's lien or other security arrangement. The borrowing base is also limited to 2.22 times the formula amount of total eligible receivables. The DIP Credit Agreement provides that the Company may not incur capital expenditures in excess of $150 million. The Company must also meet minimum monthly levels of EBITDAR. Under the DIP Credit Agreement, "EBITDAR" means, generally, net income before interest, taxes, depreciation, amortization, writedowns of goodwill and other intangibles, asset impairment charges, certain restructuring and closure costs and other specified costs, charges, losses and gains. The DIP Credit Agreement also provides for certain other covenants, various representations and warranties, and events of default that are customary for transactions of this nature. As of September 26, 2009, the applicable borrowing base and the amount available for borrowings under the DIP Credit Agreement were both $329.2 million as there were no outstanding borrowings under the Credit Agreement.

Pilgrim's Pride Corporation
The principal amount of outstanding loans under the DIP Credit Agreement, together with accrued and unpaid interest thereon, are payable in full at maturity on December 1, 2009, subject to extension for an additional six months with the approval of all lenders thereunder. The Company has requested a two-month extension. All obligations under the DIP Credit Agreement are unconditionally guaranteed by the Subsidiaries and are secured by a first priority priming lien on substantially all of the assets of the Company and the Subsidiaries, subject to specified permitted liens in the DIP Credit Agreement.

Under the terms of the DIP Credit Agreement and applicable bankruptcy law, the Company may not pay dividends on the common stock while it is in bankruptcy. The DIP Credit Agreement allows the Company to provide additional advances to the Non-filing Subsidiaries of up to approximately $30 million in excess of the net amount of such advances on the petition date. Management believes that all of the Non-filing Subsidiaries, including the Company’s Mexican subsidiaries, will continue to be able to operate within this limitation.

For additional information on the DIP Credit Agreement, see Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

Shortly after the Petition Date, the Debtors began notifying all known current or potential creditors of the Chapter 11 filing. Subject to certain exceptions under the Bankruptcy Code, the Debtors’ Chapter 11 filing automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover on, collect or secure a claim arising prior to the Petition Date. Accordingly, most creditor actions to obtain possession of property from the Debtors, or to create, perfect or enforce any lien against the property of the Debtors, or to collect on monies owed or otherwise exercise rights or remedies with respect to a pre-petition claim are enjoined unless and until the Bankruptcy Court lifts the automatic stay. Vendors are being paid for goods furnished and services provided after the Petition Date in the ordinary course of business. Further, the Bankruptcy Court approved payment of certain of the Debtors’ pre-petition obligations, including, among other things, employee wages, salaries and benefits, and the Bankruptcy Court has approved the payment of vendors and other providers who provided goods or services in the ordinary course of the Debtors that were ordered pre-petition but received from and after the Petition Date and other business-related payments necessary to maintain the operation of our businesses.

The Debtors retained, subject to Bankruptcy Court approval, legal and financial professionals to advise the Debtors on the bankruptcy proceedings and certain other "ordinary course" professionals. From time to time, the Debtors may seek Bankruptcy Court approval for the retention of additional professionals.

Pilgrim's Pride Corporation

Also, as permitted by the Bankruptcy Code, the United States Trustee for the Northern District of Texas (the "US Trustee") appointed an official committee of unsecured creditors (the "Creditors’ Committee"). The Creditors’ Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court with respect to the Debtors.  In addition, on April 30, 2009, the Bankruptcy Court ordered the US Trustee to appoint an official committee of equity holders (the "Equity Committee") to represent the interests of Pilgrim's Pride's equity holders in the Debtors' bankruptcy cases.

Under Section 365 and other relevant sections of the Bankruptcy Code, we may assume, assume and assign, or reject certain executory contracts and unexpired leases, including, without limitation, leases of real property and equipment, subject to the approval of the Bankruptcy Court and certain other conditions. Any description of an executory contract or unexpired lease in this report, including where applicable our express termination rights or a quantification of our obligations, must be read in conjunction with, and is qualified by, any overriding rejection rights we have under Section 365 of the Bankruptcy Code. The Debtors expect to file a list of executory contracts that are being assumed no later than November 20, 2009, unless the deadline for equity holders to vote on the Proposed Plan is extended, in which event the date on which the list of executory contracts to be assumed is filed may be extended.

Proposed Plan of Reorganization and Acquisition

In order for the Debtors to successfully exit Chapter 11, the Bankruptcy Court must first confirm a plan of reorganization with respect to the Debtors that satisfies the requirements of the Bankruptcy Code. To be confirmed, a plan of reorganization would, among other things, need to resolve the Debtors’ pre-petition obligations, set forth the revised capital structure of the newly reorganized entity and provide for corporate governance subsequent to exit from bankruptcy.

Under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise, pre-petition liabilities and post-petition liabilities must generally be satisfied in full before stockholders would be entitled to receive any distribution or retain any property under a plan of reorganization. The ultimate recovery to creditors and/or stockholders, if any, will not be determined until confirmation of a plan or plans of reorganization. No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 cases to each of these constituencies or what types or amounts of distributions, if any, they would receive. A plan of reorganization could result in holders of our liabilities and/or securities, including our common stock, receiving no distribution on account of their interests and cancellation of their holdings. Because of such possibilities, the value of our liabilities and securities, including our common stock, is highly speculative. Appropriate caution should be exercised with respect to existing and future investments in any of the liabilities and/or securities of the Debtors. At this time there is no assurance we will be able to restructure as a going concern or successfully obtain confirmation of and implement a plan of reorganization.

Pilgrim's Pride Corporation

The Proposed Plan

On September 17, 2009, the Debtors filed their Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court, along with the Disclosure Statement for the Debtors' Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code (as amended and supplemented, the "Disclosure Statement"). On November 11, 2009, the Debtors filed an Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (As Modified) with the Bankruptcy Court (as amended and supplemented, the "Proposed Plan") which altered the treatment of unsecured note holders to provide that unsecured note holders may take a cash option rather than have their notes reinstated. The Proposed Plan provides that all unsecured creditors of the Debtors are unimpaired pursuant to Section 1124 of the Bankruptcy Code. Accordingly, the votes of unsecured creditors on the Proposed Plan are not being solicited as they will be deemed to have accepted the Proposed Plan. The Proposed Plan further provides for a reorganization of the Debtors' businesses as a going concern. The Proposed Plan is premised on (i) a transaction with JBS USA Holdings, Inc. (the "Plan Sponsor" or "JBS USA") whereby, pursuant to the SPA (defined below), the Plan Sponsor will purchase approximately 64% of the common stock of the reorganized Company (“Reorganized PPC”) in exchange for $800 million in cash, to be used by the Debtors to, among other things, fund distributions to holders of allowed claims under the Proposed Plan, and (ii) the Debtors entering into a new credit facility having an aggregate commitment of up to $1,750 million (as described below, the "Exit Credit Facility"). If the Proposed Plan is confirmed and becomes effective, the Company will adopt and file an Amended and Restated Certificate of Incorporation (the "Restated Certificate of Incorporation") and will adopt Amended and Restated Corporate Bylaws (the "Restated Bylaws").

The Plan Sponsor is a wholly-owned indirect subsidiary of JBS S.A., a Brazil-based meat producer with total market capitalization of approximately $3.7 billion as of August 25, 2009. Both JBS S.A. and JBS USA operate in two major business segments:  beef and pork. In terms of slaughtering capacity, JBS USA is among the leading beef and pork processors in the US and has been the largest beef processor in Australia for the past 15 years. JBS USA also owns and operates the largest feedlot business in the US.

The Proposed Plan will not become effective until certain conditions are satisfied or waived, including: (i) entry of an order by the Bankruptcy Court confirming the Proposed Plan, (ii) all actions, documents and agreements necessary to implement the Proposed Plan having been effected or executed, (iii) satisfaction or waiver of the conditions precedent to the SPA (including access of the Debtors to funding under the Exit Credit Facility), other than those which are to be satisfied at the closing of the transactions contemplated by the SPA (as defined below), (iv) the Debtors having access to the cash contributed by the Plan Sponsor, and (v) specified claims of the Debtors' secured lenders having been paid in full pursuant to the Proposed Plan.

Pilgrim's Pride Corporation

On September 29, 2009, the Bankruptcy Court approved a motion to further extend the period during which the Debtors have the exclusive right to file a plan of reorganization and the period during which the Debtors can obtain the necessary acceptances of the plan of reorganization, during which time competing plans may not be filed, through and including December 31, 2009, and March 1, 2010, respectively. If necessary, we may file one or more motions to request further extensions of these time periods. On October 22, 2009, we received approval from the Bankruptcy Court to begin soliciting stockholder acceptance of the Proposed Plan.

Section 1128(a) of the Bankruptcy Code requires the Bankruptcy Court, after appropriate notice, to hold a hearing on confirmation of a plan of reorganization. The confirmation hearing on the Proposed Plan is scheduled for December 8, 2009. The confirmation hearing may be adjourned from time to time by the Bankruptcy Court without further notice except for an announcement of the adjourned date made at the confirmation hearing or any subsequent adjourned confirmation hearing. There can be no assurance at this time that the Proposed Plan will be confirmed by the Bankruptcy Court or that any such plan will be implemented successfully.

If the Proposed Plan is confirmed and the transactions contemplated thereby are consummated, all holders of claims will be paid in full, unless otherwise agreed by the applicable holder. Holders of equity interests immediately prior to the effectiveness of the Proposed Plan would collectively be issued 36% of the common stock of Reorganized PPC.

The Proposed Acquisition

On September 16, 2009, we entered into a stock purchase agreement with the Plan Sponsor (the “SPA”). As discussed above, upon consummation of the transactions contemplated by the SPA, the Plan Sponsor will purchase 64% of the total issued and outstanding common stock of Reorganized PPC (the “Proposed Acquisition”) in exchange for aggregate consideration of $800 million in cash, to be used by the Debtors, among other things, to fund distributions under the Proposed Plan.

The Proposed Acquisition is subject to approval by the Bankruptcy Court of (i) the Proposed Plan and the Disclosure Statement, and (ii) the SPA. In addition, the obligations of the Company and the Plan Sponsor under the SPA are subject to the satisfaction of customary conditions to closing, including, without limitation, the execution and delivery of definitive documentation, receipt of certain regulatory approvals and governmental filings and the expiration or termination of applicable waiting periods, material compliance with the covenants by the parties, the representations and warranties under the SPA being true and correct (subject to certain materiality qualifiers), the absence of a material adverse change with respect to us since the date of the SPA and the payment of certain fees and expenses. In addition, the obligations of JBS USA under the SPA are conditioned on access of the Debtors to funding under the Exit Credit Facility. The obligations of JBS USA under the SPA, including JBS USA's payment of the $800 million purchase price in exchange for 64% of the total issued and outstanding common stock of Reorganized PPC have no other financing conditions.

On October 14, 2009, the Company and the Plan Sponsor received notice from the Federal Trade Commission Bureau of Competition and the US Department of Justice of early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The Proposed Acquisition remains subject to receipt of certain other regulatory approvals.

Pilgrim's Pride Corporation

On September 17, 2009, we filed a motion with the Bankruptcy Court seeking entry of an order approving certain provisions of the SPA. On October 7, 2009, the Bankruptcy Court granted the motion and approved certain provisions of the SPA. We also sought approval of the remaining portions of the SPA as part of the approval of the Proposed Plan.

In connection with the closing of the Proposed Acquisition, the Company will enter into the Stockholders Agreement with JBS USA and will adopt and file the Restated Certificate of Incorporation. The Stockholders Agreement and the Restated Certificate of Incorporation will govern the constitution of the Company's board of directors and the selection of its members. The Stockholders Agreement, among other things, will also restrict the ability of JBS USA to purchase shares of the common stock of Reorganized PPC, require the approval of the Company's stockholders with respect to specified amendments to the Restated Certificate of Incorporation and Restated Bylaws and require JBS USA to use commercially reasonable efforts to maintain the listing of the common stock of Reorganized PPC on a national securities exchange. Among other rights, the Restated Certificate of Incorporation provides that, if JBS USA completes an initial public offering of its common stock, then, JBS USA has the right to exchange all of the outstanding common stock of Reorganized PPC for JBS USA common stock. For a period beginning upon the completion of such offering and ending two years and 30 days after the effective date of the Proposed Plan, JBS USA may exercise this exchange right during limited exchange windows in each fiscal quarter beginning six trading days after both Reorganized PPC and JBS USA have made their respective periodic reports or earnings releases for the preceding quarter or year, as applicable, and ending on the last day of the fiscal quarter during which the report or release was made. The number of shares of JBS USA common stock to be issued in exchange for the Reorganized PPC common stock will be dependent upon the relative average volume-weighted daily trading prices per share of the common stock of Reorganized PPC and the JBS USA common stock during the period immediately preceding the time JBS USA exercises its exchange right. For additional information on the exchange, see Item 1A. "Risk Factors—Mandatory Exchange Transaction.  Holders of Reorganized PPC’s common stock may ultimately receive shares of JBS USA common stock."

Exit Credit Facility

Upon exiting from bankruptcy, the Company and certain of its subsidiaries, consisting of To-Ricos, Ltd. and To-Ricos Distribution, Ltd. (collectively, the “To-Ricos Borrowers”), expect to enter into the Exit Credit Facility that provides for an aggregate commitment of up to $1,750 million consisting of (i) a revolving loan commitment of at least $600 million, (ii) a term loan A commitment of up to $375 million and (iii) a term loan B commitment of up to $775 million. The revolving loan commitment will mature in 2012. Term A loans, which cannot exceed $375 million in the aggregate, will mature in 2012. Term B loans, which cannot exceed $775 million in the aggregate, will mature in 2014. CoBank ACB will serve as administrative agent (“Exit Facility Agent”) on behalf of the lenders under the Exit Credit Facility. The Company has received non-binding mandate letters from the potential lenders party to the Exit Credit Facility.

Pilgrim's Pride Corporation

The Term A loans mature three years from the effective date of the Exit Credit Facility and must be repaid in 12 equal quarterly principal installments of $12.5 million beginning on April 15, 2010, with the final installment due on the maturity date for the Term A loans. The Term B loans mature five years from the effective date of the Exit Credit Facility and must be repaid in 16 equal quarterly principal installments of $12.5 million beginning on April 15, 2011, with the final installment due on the maturity date for the Term B loans. Additionally, following the end of each fiscal year, a portion of our cash flow must be used to repay outstanding principal amounts under the Term A and Term B loans. Covenants in the Exit Credit Facility will also require us to use the proceeds we receive from certain asset sales and specified debt or equity issuances and upon the occurrence of other events to repay outstanding borrowings under the Exit Credit Facility.

The Exit Credit Facility includes a $50 million sub-limit for swingline loans and a $200 million sub-limit for letters of credit. Outstanding borrowings under the revolving loan commitment will bear interest at a per annum rate equal to 3.50% plus the greater of (i) the US prime rate as published by the Wall Street Journal, (ii) the average federal funds rate plus 0.5%, and (iii) the one-month LIBOR rate plus 1.0%, in the case of alternate base rate loans, or 4.50% plus the one, two, three or six month LIBOR rate adjusted by the applicable statutory reserve, in the case of Eurodollar loans. Outstanding Term A and Term B-1 loans will bear interest at a per annum rate equal to 4.00% plus greater of (i) the U.S. prime rate, as published by the Wall Street Journal, (ii) the average federal funds rate plus 0.5%, and (iii) the one month LIBOR rate plus 1.0%, in the case of alternate base rate loans, or 5.00%, plus the one, two, three or six month LIBOR Rate adjusted by the applicable statutory reserve, in the case of Eurodollar loans. Outstanding Term B-2 loans will bear interest at a per annum rate equal to 9.00%. Commitment fees charged on the revolving commitments under the Exit Credit Facility will accrue at a per annum rate equal to 1.00%.

The proceeds of the borrowings under the Exit Credit Facility will be used to (i) repay outstanding secured and unsecured indebtedness of the Company and (ii) pay fees, costs and expenses related to and contemplated by the Exit Credit Facility and the Proposed Plan. In addition, proceeds of the borrowings under the revolving loan commitment will be used to (i) finance the general corporate purposes of the borrowers (including capital expenditures, permitted acquisitions and principal and interest under the Exit Credit Facility).

Actual borrowings by the Company under the Exit Credit Facility will be subject to a borrowing base, which is a formula based on certain eligible inventory, eligible receivables and restricted cash under the control of the Exit Facility Agent. The borrowing base formula will be reduced by the sum of (i) inventory reserves, (ii) rent and collateral access reserves, and (iii) any amount more than 15 days past due that is owed by the Company or its subsidiaries to any person on account of the purchase price of agricultural products or services (including poultry and livestock) if that person is entitled to any grower's or producer's lien or other security arrangement. Revolving loan availability under the borrowing base also will be limited to an aggregate of $25 million with respect to the To-Ricos Borrowers.

The Exit Credit Facility will provide that the Company may not incur capital expenditures in excess of $225 million in fiscal year 2010, $275 million in fiscal year 2011 and $350 million per fiscal year thereafter. The Company must also maintain a minimum fixed charge coverage ratio and a minimum level of tangible net worth and may not exceed a maximum leverage ratio. The Exit Credit Facility will contain various covenants that may adversely affect our ability to, among other things, incur additional indebtedness, incur liens, pay dividends or make certain restricted payments, consummate certain asset sales, enter into certain transactions with JBS USA and our other affiliates, merge, consolidate and/or sell or dispose of all or substantially all of our assets.

Pilgrim's Pride Corporation

All obligations under the Exit Credit Facility will be unconditionally guaranteed by certain of the Company’s subsidiaries and will be secured by a first priority lien on (i) the domestic (including Puerto Rico) accounts and inventory of the Company and its subsidiaries, (ii) 100% of the equity interests in the To-Ricos Borrowers and the Company’s domestic subsidiaries and 65% of the equity interests in the Company’s direct foreign subsidiaries, (iii) substantially all of the personal property and intangibles of the Company, the To-Ricos Borrowers and the guarantor subsidiaries, and (iv) substantially all of the real estate and fixed assets of the Company and the subsidiary guarantors.

The Exit Credit Facility will allow the Company to provide additional advances to its subsidiaries in an amount equal to the net amount of such advances in effect on the date of the Exit Credit Facility plus $30 million. Management believes that all of the Company’s subsidiaries, including the Company’s Mexican subsidiaries, will be able to operate within this limitation.

The Proposed Plan contemplates that the notes under the Company's outstanding indentures will be reinstated unless and to the extent a holder of the notes elects to receive a cash payment equal to the principal amounts of the notes plus unpaid interest that had accrued pre-petition with interest accruing on such interest at the default contract rate through the effective date of the Proposed Plan and the unpaid post-petition interest at the non-default contract rate through the effective date. To the extent the holders of these notes elect reinstatement, then the amount of the term loan commitments under the Exit Credit Facility will be reduced on a dollar-for-dollar and pro rata basis.

For additional information on the Exit Credit Facility, see Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

Going Concern Matters

The accompanying Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern. However, there is substantial doubt about the Company’s ability to continue as a going concern based on the factors previously discussed. The Consolidated Financial Statements do not include any adjustments related to the recoverability and classification of recorded assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern. The Consolidated Financial Statements do not purport to reflect or provide for the consequences of our Chapter 11 proceedings. In particular, the financial statements do not purport to show (i) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (ii) as to pre-petition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (iii) as to shareowners’ equity accounts, the effect of any changes that may be made in our capitalization; or (iv) as to operations, the effect of any changes that may be made to our business. The Company’s ability to continue as a going concern is dependent upon, among other things, the ability of the Company to return to historic levels of profitability and, in the near term, restructure its obligations in a manner that allows it to obtain confirmation of a plan of reorganization by the Bankruptcy Court.

Pilgrim's Pride Corporation

Business Segments

We operate in two reportable business segments as (i) a producer and seller of chicken products and (ii) a seller of other products. Our chicken segment includes sales of chicken products we produce and purchase for resale in the US, Puerto Rico and Mexico. Our chicken segment conducts separate operations in the US, Puerto Rico and Mexico and is reported as two separate geographical areas. For segment reporting purposes, we include Puerto Rico with our US operations. Substantially all of the assets and operations of the Gold Kist acquisition are included in our US chicken segment since the date of acquisition.

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

Pilgrim's Pride Corporation

The following table presents certain information regarding our segments:

As of or for the Year Ended	September 26, 2009	September 27, 2008	September 29, 2007(a)
		(In thousands)
Net sales to customers:
Chicken:
United States	$6,063,914	$7,077,047	$6,328,354
Mexico	487,785	543,583	488,466

Subtotal	6,551,699	7,620,630	6,816,820
Other Products:
United States	505,738	863,495	661,115
Mexico	30,618	34,632	20,677

Subtotal	536,356	898,127	681,792

Total	$7,088,055	$8,518,757	$7,498,612

Operating income (loss) (b):
Chicken:
United States	$5,583	$(604,685)	$192,447
Mexico	22,353	(25,702)	13,116

Subtotal	27,936	(630,387)	205,563
Other Products:
United States	47,195	113,770	28,636
Mexico	6,647	4,513	2,992

Subtotal	53,842	118,283	31,628

Goodwill impairment	—	(501,446)	—
Asset impairment and operational restructuring charges	(12,464)	(27,990)	—
Administrative restructuring charges	(1,987)	(16,156)	—

Total	$67,327	$(1,057,696)	$237,191

Depreciation and amortization(b)(c)(d):
Chicken:
United States	$210,333	$215,586	$183,808
Mexico	9,527	10,351	11,015

Subtotal	219,860	225,937	194,823
Other Products:
United States	15,919	13,354	8,278
Mexico	226	244	215

Subtotal	16,145	13,598	8,493

Total	$236,005	$239,535	$203,316

Total assets(e):
Chicken:
United States	$2,542,818	$2,733,089	$3,247,812
Mexico	345,205	372,952	348,894

Subtotal	2,888,023	3,106,041	3,596,706
Other Products:
United States	168,776	153,607	104,644
Mexico	3,705	5,542	4,120

Subtotal	172,481	159,149	108,764

Total	$3,060,504	$3,265,190	$3,705,470

Acquisitions of property, plant and equipment (excluding business acquisition)(f):
Chicken:
United States	$57,001	$148,811	$164,449
Mexico	2,118	545	1,633

Subtotal	59,119	149,356	166,082
Other Products:
United States	29,074	2,815	5,699
Mexico	—	330	40

Subtotal	29,074	3,145	5,739

Total	$88,193	$152,501	$171,821

Pilgrim's Pride Corporation

(a)	The Company acquired Gold Kist on December 27, 2006, for $1.139 billion.

(b)	Includes amortization of capitalized financing costs of approximately $6.8 million, $4.9 million and $6.6 million in 2009, 2008 and 2007, respectively

(c)
Includes amortization of intangible assets of $10.2 million, $10.2 million and $8.1 million recognized in 2009, 2008 and 2007, respectively, related primarily to the Gold Kist and ConAgra Chicken acquisitions.

(d)
Excludes depreciation costs incurred by our discontinued turkey business of $0.7 million and $1.6 million during 2008 and 2007, respectively. The Company did not incur depreciation costs related to its discontinued turkey business in 2009.

(e)
Excludes total assets of our discontinued turkey business of $33.5 million and $68.8 million at September 27, 2008, and September 29, 2007, respectively. The Company’s discontinued turkey business did not own any assets at September 26, 2009.

(f)
Excludes acquisitions of property, plant and equipment by our discontinued turkey business of $0.5 million during 2007. The Company did not acquire property, plant and equipment for its discontinued turkey business during 2009 or 2008.

The following table presents certain items as a percentage of net sales for the periods indicated:

	2009		2008		2007
Net sales	100.0%		100.0%		100.0%
Cost of sales	94.6%		101.6%		92.1%
Asset impairment and operational restructuring charges	0.2%		0.3%		—%
Gross profit (loss)	5.2%		(1.9	) %	7.9%
Selling, general and administrative (“SG&A”) expenses	4.2%		4.4%		4.7%
Goodwill impairment	—%		5.9%		—%
Administrative restructuring charges	0.1%		0.2%		—%
Operating income (loss)	0.9%		(12.4	) %	3.2%
Interest expense, net	2.2%		1.5%		1.6%
Reorganization items, net	1.2%		—%		—%
Income (loss) from continuing operations before income taxes	(2.5	) %	(13.9	) %	1.3%
Income (loss) from continuing operations	(2.1	) %	(11.6	) %	0.7%
Net income (loss)	(2.1	) %	(11.7	) %	0.6%

All percentage of net sales ratios reported above are calculated from the face of the Consolidated Statements of Operations included elsewhere herein.

Pilgrim's Pride Corporation

Results of Operations

2009 Compared to 2008

Net sales.  Net sales for 2009 decreased $1,430.7 million, or 16.8%, from 2008. The following table provides additional information regarding net sales:

		Change from 2008

Source	2009	Amount	Percent
	(In thousands, except percent data)
Chicken:
United States	$6,063,914	$(1,013,133)	(14.3	) %	(a)
Mexico	487,785	(55,798)	(10.3	) %	(b)

Total chicken	6,551,699	(1,068,931)	(14.0	) %

Other products:
United States	505,738	(357,757)	(41.4	) %	(c)
Mexico	30,618	(4,014)	(11.6	) %

Total other products	536,356	(361,771)	(40.3	) %

Total net sales	$7,088,055	$(1,430,702)	(16.8	) %

(a)
US chicken sales generated in 2009 decreased 14.3% from US chicken sales generated in 2008. Sales volume decreased 14.6% primarily because of previously announced production cutbacks and subsequent reorganization efforts. Net revenue per pound sold increased 0.3% from the prior year.

(b)
Mexico chicken sales generated in 2009 decreased 10.3% from Mexico chicken sales generated in 2008. Sales volume decreased 4.5% from the prior year because of production cutbacks. Net revenue per pound sold decreased 6.0% from the prior year primarily because of the devaluation of the Mexican peso against the US dollar in 2009.

(c)
US sales of other products generated in 2009 decreased 41.4% from US sales of other products generated in 2008 mainly as the result of reduced sales volumes protein conversion products partially offset by increased sales prices. The decrease in protein conversion products sales volumes resulted primarily from the ongoing impact of a fire suffered at the Mt. Pleasant, Texas, protein conversion facility in late 2008 (the “Mt. Pleasant Fire”) and subsequent reorganization efforts. Protein conversion is the process of converting poultry byproducts into raw materials for grease, animal feed, biodiesel and feed-stock for the chemical industry.

Gross profit.  Gross profit results improved by $533.9 million, or 326.6%, from a gross loss of $163.5 million incurred in 2008 to gross profit of $370.4 million generated in 2009. The following table provides gross profit information.

		Change from 2008			Percent of Net Sales
Components	2009	Amount	Percent		2009	2008
	(In thousands, except percent data)

Net sales	$7,088,055	$(1,430,702)	(16.8	) %	100.0%	100.0%
Cost of sales	6,705,157	(1,949,105)	(22.5	) %	94.6%	101.6%		(a)
Asset impairment and operational restructuring charges	12,464	(15,526)	(55.5	) %	0.2%	0.3%		(b)

Gross profit	$370,434	$533,929	326.6%		5.2%	(1.9	) %	(c)

Pilgrim's Pride Corporation

(a)
Cost of sales incurred by the US operations during 2009 decreased $1,846.2 million from cost of sales incurred by the US operations during 2008. This decrease occurred primarily because of production cutbacks, decreased feed ingredient purchases, decreased feed ingredient prices, business interruption insurance recoveries recognized in 2009 related to the Mt. Pleasant Fire and gain recognized in 2009 related to the disposal of assets lost in the Mt. Pleasant Fire partially offset by an aggregate net loss of $21.1 million recognized by the Company during 2009 on derivative financial instruments. Cost of sales incurred by the Mexico operations during 2009 decreased $102.9 million from cost of sales incurred by the Mexico operations during 2008 primarily because of decreased net sales and decreased feed ingredient costs.

(b)
The Company recognized noncash asset impairment charges in 2008 related to (i) the closing of two operating complexes in Arkansas and North Carolina, (ii) the closing of seven distribution centers in Florida (2), Iowa, Mississippi, Ohio, Tennessee and Texas, and (iii) the idling of a prepared foods plant in Louisiana.

(c)
Gross profit as a percent of net sales generated in 2009 increased 7.1 percentage points from gross loss as a percent of sales incurred in 2008 primarily because of the cost-savings impact of production cutbacks, decreased feed ingredient purchases and decreased feed ingredient prices experienced during 2009.

Operating income.  Operating income increased $1,125.0 million, or 106.4%, from an operating loss of $1,057.7 million incurred for 2008 to operating income of $67.3 million generated for 2009. The following tables provide operating income information:

		Change from 2008

Source	2009	Amount	Percent
	(In thousands, except percent data)
Chicken:
United States	$5,583	$610,268	100.9%
Mexico	22,353	48,055	187.0%

Total chicken	27,936	658,323	104.4%

Other products:
United States	47,195	(66,575)	(58.5	) %
Mexico	6,647	2,134	47.3%

Total other products	53,842	(64,441)	(54.5	) %

Goodwill impairment	—	(501,446)	(100.0	) %
Asset impairment and operational restructuring charges	12,464	(15,526)	(55.5	) %
Administrative restructuring charges	1,987	(14,169)	(87.7	) %

Total operating income	67,327	1,125,023	106.4%

		Change from 2008			Percent of Net Sales
Components	2009	Amount	Percent		2009	2008
	(In thousands, except percent data)

Gross profit	$370,434	$533,929	326.6%		5.2%	(1.9	) %
SG&A expenses	310,120	(75,479)	(20.0	) %	4.2	4.4%		(a)
Goodwill impairment	—	(501,446)	(100.0	) %	—%	5.9%		(b)
Administrative restructuring charges	1,987	(14,169)	(87.7	) %	0.1%	0.2%		(c)

Operating income	$67,327	$1,125,023	106.4%		0.9%	(12.4	) %	(d)

Pilgrim's Pride Corporation

(a)
SG&A expenses incurred by the US operations during 2009 decreased 19.5 % from SG&A expenses incurred by the US operations during 2008 primarily because of reductions in employee compensation and related benefit costs resulting from restructuring actions taken in 2008 and 2009 and reductions in litigation reserves due to pending settlements.

(b)
As the result of the downward pressure placed on earnings by increased feed ingredients costs, weak demand for breast meat and the oversupply of chicken and other animal-based proteins in the US, the Company evaluated the carrying amount of its goodwill for potential impairment at September 27, 2008. We obtained valuation reports as of September 27, 2008, that indicated the carrying amount of our goodwill should be fully impaired based on current conditions. As a result, we recognized a pretax impairment charge of $501.4 million during 2008.

(c)
The Company incurred administrative restructuring charges, composed entirely of cash-based severance, employee retention, lease commitment and other facility closing charges, in 2008 related to (i) the closing of two operating complexes in Arkansas and North Carolina, (ii) the closing of seven distribution centers in Florida (2), Iowa, Mississippi, Ohio, Tennessee and Texas, (iii) the idling of a prepared foods plant in Louisiana, (iv) the transfer of operations from an operating complex in Arkansas to several of the Company’s other operating complexes, and (v) the closing of an administrative office in Georgia.

(d)
Operating income as a percent of net sales generated in 2009 increased 13.3 percentage points from operating loss as a percent of sales incurred in 2008 primarily because of improved gross profit performance, goodwill impairment recognized in 2008, charges related to 2008 restructuring actions and reductions in employee compensation and related benefit costs resulting from restructuring actions taken in 2008 and 2009.

Interest expense.  Consolidated interest expense increased 20.6% to $161.9 million in 2009 from $134.2 million in 2008 primarily because of increased average borrowings resulting from draws under the DIP Credit Facility and increased interest rates recognized on several of the non-public credit facilities. As a percent of net sales, interest expense in 2009 increased to 2.3% from 1.5% in 2008.

Reorganization items.  The Company incurred reorganization costs of $87.3 million in 2009. These costs included (i) severance and other costs related to post-petition facility closures and RIF actions, (ii) financing fees associated with the DIP Credit Agreement, (iii) professional fees charged for post-petition reorganization services, (iv) fees related to the termination of the RPA, (v) asset impairment costs related to a closed processing complex in Dalton, Georgia, and (vi) a loss recognized on the sale of the Company’s interest in a hog farming joint venture. These costs were partially offset by a gain recognized on the sale of the Company’s closed processing complex in Farmerville, Louisiana, and a gain recognized on the sale of undeveloped land in Camp County, Texas.

Income taxes.  The Company’s consolidated income tax benefit in 2009 was $21.6 million, compared to a tax benefit of $194.9 million in 2008. The income tax benefit in 2009 resulted primarily from a decrease in reserves for unrecognized tax benefits. The income tax benefit in 2008 resulted primarily from net operating losses incurred in 2008 which were offset by valuation allowance and the tax effect of goodwill impairment. See Note N—Income Taxes to the Consolidated Financial Statements.

Income (loss) from operation of discontinued business.  The Company generated income from the operation of its discontinued turkey business of $1.0 million ($0.6 million, net of tax) in 2009 compared to a loss of $11.7 million ($7.3 million, net of tax) incurred in 2008. Net sales generated by the discontinued turkey business in 2009 and 2008 were $25.8 million and $86.3 million, respectively.

Pilgrim's Pride Corporation

Gain on disposal of discontinued business.  In March 2008, the Company sold certain assets of its discontinued turkey business and recognized a gain of $1.5 million ($0.9 million, net of tax).

2008 Compared to 2007
Net sales.  Net sales for 2008 increased $1,020.1 million, or 13.6%, over 2007. The following table provides additional information regarding net sales:

		Change from 2007

Source	2008	Amount	Percent
	(In thousands, except percent data)
Chicken:
United States	$7,077,047	$748,693	11.8%	(a)
Mexico	543,583	55,117	11.3%	(b)

Total chicken	7,620,630	803,810	11.8%

Other products:
United States	863,495	202,380	30.6%	(c)
Mexico	34,632	13,955	67.5%	(d )

Total other products	898,127	216,335	31.7%

Total net sales	$8,518,757	$1,020,145	13.6%

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

(c)
US sales of other products generated in 2008 increased 30.6% from US sales of other products generated in 2007 mainly as the result of improved pricing on commercial eggs and protein conversion products and higher sales volumes of protein conversion products. Protein conversion is the process of converting poultry byproducts into raw materials for grease, animal feed, biodiesel and feed-stock for the chemical industry.

(d)
Mexico sales of other products generated in 2008 increased 67.5% from Mexico sales of other products generated in 2007 principally because of both higher sales volumes and higher selling prices for commercial feed.

Gross loss.  Gross loss generated in 2008 decreased $756.2 million, or 127.6%, from gross profit generated in 2007. The following table provides gross profit (loss) information:

		Change from 2007			Percent of Net Sales
Components	2008	Amount	Percent		2008		2007
	(In thousands, except percent data)

Net sales	$8,518,757	$1,020,145	13.6%		100.0%		100.0%
Cost of sales	8,654,262	1,748,380	25.3%		101.6%		92.1%	(a)
Asset impairment and operational restructuring charges	27,990	27,990	NM		0.3%		—%	(b)

Gross loss	$(163,495)	$(756,225)	(127.6	) %	(1.9	) %	7.9%	(c)

Pilgrim's Pride Corporation

(a)
Cost of sales incurred by the US operations during 2008 increased $1,640.4 million from cost of sales incurred by the US operations during 2007. This increase occurred because of incremental costs resulting from increased feed ingredients and energy costs as well as the acquisition of Gold Kist on December 27, 2006. We also experienced in 2008, and continue to experience, increased production and freight costs related to operational inefficiencies, labor shortages at several facilities and higher fuel costs. We believe the labor shortages are attributable in part to heightened publicity of governmental immigration enforcement efforts, ongoing Company compliance efforts and continued changes in the Company’s employment practices in light of recently published governmental best practices and new labor hiring regulations. During 2008, the Company recognized losses totaling $38.3 million on derivative financial instruments executed to manage its exposure to changes in corn and soybean meal prices. The aggregate loss recognized on derivative financial instruments in 2007 was immaterial. Cost of sales incurred by the Mexico operations during 2008 increased $108.0 million from cost of sales incurred by the Mexico operations during 2007 primarily because of increased feed ingredients costs.

(b)
The Company recognized operational restructuring charges, composed entirely of noncash asset impairment charges, in 2008 related to (i) the closing of two operating complexes in Arkansas and North Carolina, (ii) the closing of seven distribution centers in Florida (2), Iowa, Mississippi, Ohio, Tennessee and Texas, and (iii) the idling of a prepared foods plant in Louisiana.

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

Operating loss.  Operating loss generated in 2008 decreased $1,294.9 million, or 545.9%, from operating income generated in 2007. The following tables provide operating income (loss) information:
		Change from 2007
Source	2008	Amount	Percent
	(In thousands, except percent data)
Chicken:
United States	$(604,685)	$(797,132)	(414.2	) %
Mexico	(25,702)	(38,818)	(296.0	) %

Total chicken	(630,387)	(835,950)	(406.7	) %

Other products:
United States	113,770	85,134	297.3%
Mexico	4,513	1,521	50.8%

Total other products	118,283	86,655	274.0%

Goodwill impairment	501,446	501,446	NM
Asset impairment	27,990	27,990	NM
Restructuring charges	16,156	16,156	NM

Total operation loss	$(1,057,696)	$(1,294,887)	(545.9	) %

		Change from 2007			Percent of Net Sales
Components	2008	Amount	Percent		2009		2008
	(In thousands, except percent data)

Gross profit (loss)	$(163,495)	$(756,225)	(127.6	) %	(1.9	) %	7.9%
SG&A expenses	376,599	21,060	5.9%		4.4%		4.7%	(a)
Goodwill impairment	501,446	501,446	NM		5.9%		—	(b)
Restructuring charges	16,156	16,156	NM		0.2%		—	(c)

Operating loss	$(1,057,696)	$(1,294,887)	(545.9	) %	(12.4	) %	3.2%	(d)

Pilgrim's Pride Corporation

(a)
SG&A expenses incurred by the US operations during 2008 increased 6.9% from SG&A expenses incurred by the US operations during 2007 primarily because of the acquisition of Gold Kist on December 27, 2006.

(b)
As the result of the downward pressure placed on earnings by increased feed ingredients costs, weak demand for breast meat and the oversupply of chicken and other animal-based proteins in the US, the Company evaluated the carrying amount of its goodwill for potential impairment at September 27, 2008. We obtained valuation reports as of September 27, 2008, that indicated the carrying amount of our goodwill should be fully impaired based on current conditions. As a result, we recognized a pretax impairment charge of $501.4 million during 2008.

(c)
The Company incurred administrative restructuring charges, composed entirely of cash-based severance, employee retention, lease commitment and other facility closing charges, in 2008 related to (i) the closing of two operating complexes in Arkansas and North Carolina, (ii) the closing of seven distribution centers in Florida (2), Iowa, Mississippi, Ohio, Tennessee and Texas, (iii) the idling of a prepared foods plant in Louisiana, (iv) the transfer of operations from an operating complex in Arkansas to several of the Company’s other operating complexes, and (v) the closing of an administrative office in Georgia.

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

Income taxes.  The Company’s consolidated income tax benefit in 2008 was $194.9 million compared to income tax expense of $47.3 million in 2007. The change in income tax expense (benefit) for 2008 compared to 2007 resulted primarily from net operating losses incurred in 2008 which were offset by valuation allowance and the tax effect of goodwill impairment.

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

Pilgrim's Pride Corporation

Liquidity and Capital Resources

The following table presents our available sources of liquidity as of September 26, 2009:

	Facility	Amount
Source of Liquidity	Amount	Outstanding	Available
	(In millions)

Cash and cash equivalents	$—	$—	$220.0
Investments in available-for-sale securities	—	—	5.3
Debt facilities:
DIP Credit Agreement expiring 2009	350.0	—	329.2	(a)(b)
Revolving credit facility expiring 2011	41.1	41.1	—

(a)
Actual borrowings by the Company under the DIP Credit Agreement are subject to a borrowing base, which is a formula based on certain eligible inventory and eligible receivables. The borrowing base at September 26, 2009, was $329.2 million.

(b)
At November 20, 2009, total funds available for borrowing under the DIP Credit Agreement were $321.8 million and there were no outstanding borrowings under the DIP Credit Agreement. The total available commitments under the DIP Credit Agreement are currently $350 million.

At September 26, 2009, the Company had $218.9 million outstanding under the Pre-petition BMO Facility and $1,126.4 million outstanding under its revolver/term credit agreement expiring in 2016 (the “Pre-petition CoBank Facility”). On that same date, the Company was party to outstanding standby letters of credit totaling $65.9 million. The filing of the Chapter 11 petitions constituted an event of default under, among other of our debt obligations, the Pre-petition BMO Facility and the Pre-petition CoBank Facility. Outstanding obligations under these facilities became automatically and immediately due and payable, subject to an automatic stay of any action to collect, assert, or recover a claim against the Company and the application of applicable bankruptcy law. Funds are no longer available for borrowing under these two facilities.

Debt Obligations

DIP Credit Agreement.  As previously discussed, on December 1, 2008, the Debtors filed voluntary petitions in the Bankruptcy Court seeking reorganization relief under the Bankruptcy Code. The filing of the Chapter 11 petitions constituted an event of default under certain of our debt obligations, and those debt obligations became automatically and immediately due and payable, subject to an automatic stay of any action to collect, assert, or recover a claim against the Company and the application of applicable bankruptcy law. As a result, the accompanying Consolidated Balance Sheet as of September 27, 2008, included reclassifications of $1,872.1 million to reflect as current certain long-term debt under the Company’s credit facilities that, absent the stay, would have become automatically and immediately due and payable. Because of the bankruptcy petition, most of the Company’s pre-petition long-term debt is included in Liabilities subject to compromise at September 26, 2009. The Company classifies pre-petition liabilities subject to compromise as a long-term liability because management does not believe the Company will use existing current assets or create additional current liabilities to fund these obligations.

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

The DIP Credit Agreement currently provides for an aggregate commitment of up to $350 million, which permits borrowings on a revolving basis. The commitment includes a $25 million sub-limit for swingline loans and a $20 million sub-limit for letters of credit. Outstanding borrowings under the DIP Credit Agreement bear interest at a per annum rate equal to 8.0% plus the greatest of (i) the prime rate as established by the DIP Agent from time to time, (ii) the average federal funds rate plus 0.5%, or (iii) the LIBOR rate plus 1.0%, payable monthly. The weighted average interest rate for 2009 was 11.25%. The loans under the Initial DIP Credit Agreement were used to repurchase all receivables sold under the Company's RPA. Loans under the DIP Credit Agreement may be used to fund the working capital requirements of the Company and its subsidiaries according to a budget as approved by the required lenders under the DIP Credit Agreement. For additional information on the RPA, see "Off-Balance Sheet Arrangements."

Actual borrowings by the Company under the DIP Credit Agreement are subject to a borrowing base, which is a formula based on certain eligible inventory and eligible receivables. The borrowing base formula is reduced by (i) pre-petition obligations under the Pre-petition BMO Facility, (ii) administrative and professional expenses incurred in connection with the bankruptcy proceedings, and (iii) the amount owed by the Company and the Subsidiaries to any person on account of the purchase price of agricultural products or services (including poultry and livestock) if that person is entitled to any grower's or producer's lien or other security arrangement. The borrowing base is also limited to 2.22 times the formula amount of total eligible receivables. The DIP Credit Agreement provides that the Company may not incur capital expenditures in excess of $150 million. The Company must also meet minimum monthly levels of EBITDAR. Under the DIP Credit Agreement, "EBITDAR" means, generally, earnings before interest, taxes, depreciation, amortization, and restructuring (writedowns of goodwill and other intangibles, asset impairment charges, certain restructuring and closure costs and other specified costs, charges, losses and gains). The DIP Credit Agreement also provides for certain other covenants, various representations and warranties, and events of default that are customary for transactions of this nature. As of September 26, 2009, the applicable borrowing base and the amount available for borrowings under the DIP Credit Agreement were both $329.2 million as there were no outstanding borrowings under the Credit Agreement.

The principal amount of outstanding loans under the DIP Credit Agreement, together with accrued and unpaid interest thereon, are payable in full at maturity on December 1, 2009, subject to extension for an additional six months with the approval of all lenders thereunder. The Company has requested a two-month extension. All obligations under the DIP Credit Agreement are unconditionally guaranteed by the Subsidiaries and are secured by a first priority priming lien on substantially all of the assets of the Company and the Subsidiaries, subject to specified permitted liens in the DIP Credit Agreement. Under the terms of the DIP Credit Agreement and applicable bankruptcy law, the Company may not pay dividends on the common stock while it is in bankruptcy.

Pilgrim's Pride Corporation

Pre-petition CoBank Facility.  In September 2006, the Company entered into the Pre-petition CoBank Facility with a maturity date of September 21, 2016. The Pre-petition CoBank Facility provided for an aggregate commitment of $1.172 billion consisting of (i) a $550 million revolving/term loan commitment and (ii) $622.4 million in various term loans. At September 26, 2009, the Company had $506.7 million outstanding under the revolver and $619.7 million outstanding in various term loans. The Pre-petition CoBank Facility is presently secured by certain fixed assets. The fixed rate term loans bear interest at rates ranging from 7.34% to 7.56%. The voluntary converted loans bear interest at rates ranging from LIBOR plus 1.0%-2.0%, depending upon the Company’s total debt to capitalization ratio. The floating rate term loans bear interest at LIBOR plus 1.50%-1.75% based on the ratio of the Company’s debt to EBITDA, as defined in the Pre-petition CoBank Facility credit agreement. The revolving/term loans provide for interest rates ranging from LIBOR plus 1.0%-2.0%, depending upon the Company’s total debt to capitalization ratio. Commitment fees charged on the unused balance of this facility range from 0.20% to 0.40%, depending upon the Company’s total debt to capitalization ratio. In connection with temporary amendments to certain of the financial covenants under the Pre-petition CoBank Facility on April 30, 2008, the interest rates were temporarily increased until September 26, 2009 to the following ranges: (i) voluntary converted loans: LIBOR plus 1.5%-3.0%; (ii) floating rate terms loans: LIBOR plus 2.00%-2.75%; and (iii) revolving term loans: LIBOR plus 1.5%-3.0%. In connection with these amendments, the commitment fees were temporarily increased for the same period to range from 0.275%-0.525%. As a result of the Company's Chapter 11 filing, after December 1, 2008, interest will accrue at the default rate, which is two percentage points above the interest rate otherwise applicable under the Pre-petition CoBank Facility. One-half of the outstanding obligations under the Pre-petition CoBank Facility are guaranteed by Pilgrim Interests, Ltd., an entity affiliated with our Senior Chairman, Lonnie “Bo” Pilgrim. The filing of the bankruptcy petitions also constituted an event of default under Pre-petition CoBank Facility. As a result of such event of default, all obligations under the Pre-petition CoBank Facility became automatically and immediately due and payable, subject to an automatic stay of any action to collect, assert, or recover a claim against the Company and the application of applicable bankruptcy law.

Pilgrim's Pride Corporation

Pre-petition BMO Facility.  In February 2007, the Company entered into the Pre-petition BMO Facility with revolving credit commitment of up to $300 million and a final maturity date of February 18, 2013. The Pre-petition BMO Facility provides for interest rates ranging from LIBOR plus 0.75-1.75%, depending upon our total debt to capitalization ratio. The obligations under the Pre-petition BMO Facility are secured by domestic chicken inventories and receivables that were not sold pursuant to the RPA. Commitment fees charged on the unused balance of the Pre-petition BMO Facility range from 0.175% to 0.35%, depending upon the Company’s total debt to capitalization ratio. In connection with temporary amendments to certain of the financial covenants in this agreement on April 30, 2008, the interest rates were temporarily increased until September 26, 2009 to range between LIBOR plus 1.25%-2.75%. In connection with these amendments, the commitment fees were temporarily increased for the same period to range from 0.25%-0.50%. As a result of the Company's Chapter 11 filing, after December 1, 2008, interest will accrue at the default rate, which is two percentage points above the interest rate otherwise applicable under the Pre-petition BMO Facility. One-half of the outstanding obligations under the Pre-petition BMO Facility are guaranteed by Pilgrim Interests, Ltd., an entity affiliated with our Senior Chairman, Lonnie “Bo” Pilgrim. The filing of the bankruptcy petitions also constituted an event of default under Pre-petition BMO Facility. As a result of such event of default, all obligations under the Pre-petition BMO Facility became automatically and immediately due and payable, subject to an automatic stay of any action to collect, assert, or recover a claim against the Company and the application of applicable bankruptcy law.

Mexico Revolving Credit Facility.  On September 25, 2006, a subsidiary of the Company, Avícola Pilgrim’s Pride de México, S. de R.L. de C.V. (the “Mexico Borrower”), entered into a secured revolving credit agreement (the “ING Credit Agreement”) with ING Capital, LLC, as agent (the “Mexico Agent”) and the lenders party thereto (the “Mexico Lenders”). The ING Credit Agreement has a final maturity date of September 25, 2011 and a revolving commitment of 558 million Mexican pesos, a US dollar-equivalent 41.1 million at September 26, 2009. Outstanding amounts bear interest at rates ranging from the higher of the Prime Rate or Federal Funds Effective Rate plus 0.5%; LIBOR plus 1.65%-3.125%; or TIIE plus 1.05%-2.55% depending on the loan designation. Obligations under this agreement are secured by a security interest in and lien upon all capital stock and other equity interests of the Company’s Mexican subsidiaries (other than the Borrower). All the obligations of the Borrower are secured by unconditional guaranty by the Company. At September 26, 2009, $41.1 million was outstanding and no other funds were available for borrowing under this line. Borrowings are subject to “no material adverse effect” provisions.

Pilgrim's Pride Corporation

On November 30, 2008, the Company and certain non-Debtor Mexico subsidiaries of the Company (the "Mexico Subsidiaries") entered into a Waiver Agreement and Second Amendment to Credit Agreement (the "Waiver Agreement") with the Mexico Agent and the Mexico Lenders. Under the Waiver Agreement, the Mexico Agent and the Mexico Lenders waived any default or event of default under the ING Credit Agreement resulting from the Company's filing of its bankruptcy petition with the Bankruptcy Court. Pursuant to the Waiver Agreement, outstanding amounts under the ING Credit Agreement now bear interest at a rate per annum equal to: the LIBOR Rate, the Base Rate, or the TIIE Rate, as applicable, plus the Applicable Margin (as those terms are defined in the ING Credit Agreement). While the Company is operating under its petitions for reorganization relief, the Waiver Agreement provides for an Applicable Margin for LIBOR loans, Base Rate loans, and TIIE loans of 6.0%, 4.0%, and 5.8%, respectively. The Waiver Agreement further amended the ING Credit Agreement to require the Mexico Borrower to make a mandatory prepayment of the revolving loans, in an aggregate amount equal to 100% of the net cash proceeds received by any Mexico Subsidiary, as applicable, in excess of thresholds specified in the ING Credit Agreement (i) from the occurrence of certain asset sales by the Mexico Subsidiaries; (ii) from the occurrence of any casualty or other insured damage to, or any taking under power of eminent domain or by condemnation or similar proceedings of, any property or asset of any Mexico Subsidiary; or (iii) from the incurrence of certain indebtedness by a Mexico Subsidiary. Any such mandatory prepayments will permanently reduce the amount of the commitment under the ING Credit Agreement.  In connection with the Waiver Agreement, the Mexico Subsidiaries pledged substantially all of their receivables, inventory, and equipment and certain fixed assets.

Senior and Subordinated Notes.  On January 24, 2007, the Company closed on the sale of $400 million of 7 5/8% Senior Notes due 2015 and $250 million of 8 3/8% Senior Subordinated Notes due 2017, sold at par. Interest is payable on May 1 and November 1 of each year, beginning November 1, 2007. The proceeds from the sale of the notes, after underwriting discounts, were used to (i) retire the loans outstanding under the Company’s bridge loan agreement, (ii) repurchase $77.5 million of the Company’s 9 1/4% Senior Subordinated Notes due 2013 at a premium of $7.4 million plus accrued interest of $1.3 million and (iii) reduce outstanding revolving loans under the Pre-petition CoBank Facility. In January 2007, the Company had borrowed (i) $780 million under the Pre-petition CoBank Facility and (ii) $450 million under the bridge loan agreement to fund the Gold Kist acquisition. Loss on early extinguishment of debt recognized in 2007 includes the $7.4 million premium along with unamortized loan costs of $7.1 million related to the retirement of 9 1/4% Senior Subordinated Notes due 2013.

In September 2007, the Company redeemed all of its 9 5/8% Senior Notes due 2011 at a total cost of $307.5 million. To fund a portion of the aggregate redemption price, the Company sold $300 million of trade receivables under its RPA. Loss on early extinguishment of debt recognized in 2007 includes the $9.5 million premium along with unamortized loan costs of $2.5 million related to the retirement of these notes.

Pilgrim's Pride Corporation

Exit Credit Facility.  Upon exiting from bankruptcy, the Company and certain of its subsidiaries, consisting of To-Ricos, Ltd. and To-Ricos Distribution, Ltd. (collectively, the “To-Ricos Borrowers”), expect to enter into the Exit Credit Facility that provides for an aggregate commitment of up to $1,750 million consisting of (i) a revolving loan commitment of at least $600 million, (ii) a term loan A commitment of up to $375 million and (iii) a term loan B commitment of up to $775 million. The revolving loan commitment will mature in 2012. Term A loans, which cannot exceed $375 million in the aggregate, will mature in 2012. Term B loans, which cannot exceed $775 million in the aggregate, will mature in 2014. CoBank ACB will serve as administrative agent (“Exit Facility Agent”) on behalf of the lenders under the Exit Credit Facility. The Company has received non-binding mandate letters from the potential lenders party to the Exit Credit Facility.

The Term A loans mature three years from the effective date of the Exit Credit Facility and must be repaid in 12 equal quarterly principal installments of $12.5 million beginning on April 15, 2010, with the final installment due on the maturity date for the Term A loans. The Term B loans mature five years from the effective date of the Exit Credit Facility and must be repaid in 16 equal quarterly principal installments of $12.5 million beginning on April 15, 2011, with the final installment due on the maturity date for the Term B loans. Additionally, following the end of each fiscal year, a portion of our cash flow must be used to repay outstanding principal amounts under the Term A and Term B loans. Covenants in the Exit Credit Facility will also require us to use the proceeds we receive from certain asset sales and specified debt or equity issuances and upon the occurrence of other events to repay outstanding borrowings under the Exit Credit Facility.

The Exit Credit Facility includes a $50 million sub-limit for swingline loans and a $200 million sub-limit for letters of credit. Outstanding borrowings under the revolving loan commitment will bear interest at a per annum rate equal to 3.50% plus the greater of (i) the US prime rate as published by the Wall Street Journal, (ii) the average federal funds rate plus 0.5%, and (iii) the one-month LIBOR rate plus 1.0%, in the case of alternate base rate loans, or 4.50% plus the one, two, three or six month LIBOR rate adjusted by the applicable statutory reserve, in the case of Eurodollar loans. Outstanding Term A and Term B-1 loans will bear interest at a per annum rate equal to 4.00% plus greater of (i) the U.S. prime rate, as published by the Wall Street Journal, (ii) the average federal funds rate plus 0.5%, and (iii) the one month LIBOR rate plus 1.0%, in the case of alternate base rate loans, or 5.00%, plus the one, two, three or six month LIBOR Rate adjusted by the applicable statutory reserve, in the case of Eurodollar loans. Outstanding Term B-2 loans will bear interest at a per annum rate equal to 9.00%. Commitment fees charged on the revolving commitments under the Exit Credit Facility will accrue at a per annum rate equal to 1.00%.

The proceeds of the borrowings under the Exit Credit Facility will be used to (i) repay outstanding secured and unsecured indebtedness of the Company and (ii) pay fees, costs and expenses related to and contemplated by the Exit Credit Facility and the Proposed Plan. In addition, proceeds of the borrowings under the revolving loan commitment will be used to finance the general corporate purposes of the borrowers (including capital expenditures, permitted acquisitions and principal and interest under the Exit Credit Facility).

Pilgrim's Pride Corporation

Actual borrowings by the Company under the Exit Credit Facility will be subject to a borrowing base, which is a formula based on certain eligible inventory, eligible receivables and restricted cash under the control of the Exit Facility Agent. The borrowing base formula will be reduced by the sum of (i) inventory reserves, (ii) rent and collateral access reserves, and (iii) any amount more than 15 days past due that is owed by the Company or its subsidiaries to any person on account of the purchase price of agricultural products or services (including poultry and livestock) if that person is entitled to any grower's or producer's lien or other security arrangement. Revolving loan availability under the borrowing base also will be limited to an aggregate of $25 million with respect to the To-Ricos Borrowers.

The Exit Credit Facility will provide that the Company may not incur capital expenditures in excess of $225 million in fiscal year 2010, $275 million in fiscal year 2011 and $350 million per fiscal year thereafter. The Company must also maintain a minimum fixed charge coverage ratio and a minimum level of tangible net worth and may not exceed a maximum leverage ratio. The Exit Credit Facility will contain various covenants that may adversely affect our ability to, among other things, incur additional indebtedness, incur liens, pay dividends or make certain restricted payments, consummate certain asset sales, enter into certain transactions with JBS USA and our other affiliates, merge, consolidate and/or sell or dispose of all or substantially all of our assets.

All obligations under the Exit Credit Facility will be unconditionally guaranteed by certain of the Company’s subsidiaries and will be secured by a first priority lien on (i) the domestic (including Puerto Rico) accounts and inventory of the Company and its subsidiaries, (ii) 100% of the equity interests in the To-Ricos Borrowers and the Company’s domestic subsidiaries and 65% of the equity interests in the Company’s direct foreign subsidiaries, (iii) substantially all of the personal property and intangibles of the Company, the To-Ricos Borrowers and the guarantor subsidiaries, and (iv) substantially all of the real estate and fixed assets of the Company and the subsidiary guarantors.

The Exit Credit Facility will allow the Company to provide additional advances to its subsidiaries in an amount equal to the net amount of such advances in effect on the date of the Exit Credit Facility plus $30 million. Management believes that all of the Company’s subsidiaries, including the Company’s Mexican subsidiaries, will be able to operate within this limitation.

The Proposed Plan contemplates that the notes under the Company's outstanding indentures will be reinstated unless and to the extent a holder of the notes elects to receive a cash payment equal to the principal amounts of the notes plus unpaid interest that had accrued pre-petition with interest accruing on such interest at the default contract rate through the effective date of the Proposed Plan and the unpaid post-petition interest at the non-default contract rate through the effective date. To the extent the holders of these notes elect reinstatement, then the amount of the term loan commitments under the Exit Credit Facility will be reduced on a dollar-for-dollar and pro rata basis.

During 2009, the Company borrowed $616.7 million and repaid $525.6 million under the Pre-petition CoBank Facility, borrowed $216.8 million and repaid $179.7 million under the Pre-petition BMO Facility, borrowed and repaid $430.8 million under the DIP Credit Agreement and repaid $14.4 million under other facilities.

Pilgrim's Pride Corporation

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

As of the date of the filing of the bankruptcy petitions, events of default existed under the Pre-petition BMO Facility and the Pre-petition CoBank Facility (together, the “Secured Debt”) as well as the 7 5/8% Senior Notes due 2015, the 8 3/8% Senior Subordinated Notes due 2017 and the 9 1/4% Senior Subordinated Notes due 2013 (together, the “Unsecured Debt”). The aggregate principal amount owed under these credit facilities and notes was approximately $2,002.3 million as of September 26, 2009. As a result of such events of default, all obligations under these credit facilities became automatically and immediately due and payable, subject to an automatic stay of any action to collect, assert, or recover a claim against the Company and the application of applicable bankruptcy law. In connection with the Company's post-petition financing and the agreement of the prepetition secured lenders to permit use of cash collateral, the Company agreed to accrue interest incurred on the Secured Debt at the default rate, which is two percentage points above the interest rate otherwise applicable under the respective credit facilities. Although the agreements related to the Unsecured Debt call for the accrual of interest after December 1, 2008, at a default rate that is two percentage points above the interest rate otherwise applicable under the associated note agreements, the Company has elected to accrue interest incurred on the Unsecured Debt, for accounting purposes, at the interest rate otherwise applicable under the associated note agreements. There is currently a dispute between the Company and certain note holders and indenture trustees with respect to the appropriate rate of interest that is payable on the Unsecured Debt  post petition. That dispute will be resolved either by a ruling by the Bankruptcy Court or an agreement between the Company and the note holders and indenture trustees. Had the Company accrued interest incurred on the Unsecured Debt at the default rate, it would have recognized additional interest expense totaling $10.9 million in 2009.

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

Pilgrim's Pride Corporation

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

In connection with the RPA, the Company sold, on a revolving basis, certain of its trade receivables to a special purpose entity (“SPE”) wholly owned by the Company, which in turn sold a percentage ownership interest to third parties. The SPE was a separate corporate entity and its assets were available first and foremost to satisfy the claims of its creditors. The gross proceeds resulting from the sales were included in cash flows from operating activities in the Consolidated Statements of Cash Flows. The loss recognized on the sold receivables during the 2009 was not material. On December 3, 2008, the RPA was terminated and all receivables thereunder were repurchased with proceeds of borrowings under the DIP Credit Agreement.

We maintain operating leases for various types of equipment, some of which contain residual value guarantees for the market value of assets at the end of the term of the lease. The terms of the lease maturities range from one to seven years. We estimate the maximum potential amount of the residual value guarantees is approximately $10.6 million; however, the actual amount would be offset by any recoverable amount based on the fair market value of the underlying leased assets. No liability has been recorded related to this contingency as the likelihood of payments under these guarantees is not considered to be probable and the fair value of the guarantees is immaterial. We historically have not experienced significant payments under similar residual guarantees.
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

Pilgrim's Pride Corporation

Contractual Obligations

In addition to our debt commitments at September 26, 2009, we had other commitments and contractual obligations that obligate us to make specified payments in the future. The filing of the Chapter 11 petitions constituted an event of default under certain of our debt obligations, and those debt obligations became automatically and immediately due and payable, subject to an automatic stay of any action to collect, assert, or recover a claim against the Company and the application of applicable bankruptcy law. The following table summarizes the total amounts due as of September 26, 2009, under all debt agreements, commitments and other contractual obligations. We are in the process of evaluating our executory contracts in order to determine which contracts will be assumed in our Chapter 11 proceedings. Therefore, obligations as currently quantified in the table below and in the footnotes to the table are expected to change. The table indicates the years in which payments are due under the contractual obligations.

Assuming that acceleration of certain long-term debt maturities did not occur, contractual obligations at September 26, 2009, were as follows:

	Payments Due By Period
Contractual Obligations(f)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In millions)
Long-term debt(a)(b)	$2,043.4	$2.1	$45.3	$230.1	$1,765.9
Interest(c)	677.6	114.9	223.5	203.1	136.1
Guarantee fees(d)	42.8	6.7	13.4	11.6	11.1
Capital leases	1.9	0.3	0.5	0.6	0.5
Operating leases	91.7	39.8	42.9	8.9	0.1
Purchase obligations(e)	91.6	91.6	—	—	—

Total	$2,949.0	$255.4	$325.6	$454.3	$1,913.7

(a)
Long-term debt excludes $65.9 million in letters of credit outstanding related to normal business transactions. Subsequent to September 26, 2009, beneficiaries drew on $62.9 million of these letters of credit and outstanding borrowings under the Pre-petition BMO Facility were correspondingly increased.

(b)
As a result of the Chapter 11 filing, substantially all long-term debt became automatically and immediately due and payable, subject to an automatic stay of any action to collect, assert, or recover a claim against the Company and the application of applicable bankruptcy law.

(c)
Interest rates on long-term debt were increased as a result of the Chapter 11 filing and the amounts that will actually be paid related to interest are uncertain as they will be subject to the claims process in the bankruptcy case. Interest expense in the table above assumes the continuation of interest rates and outstanding borrowings under our credit facilities as of September 26, 2009.

(d)
Pursuant to the terms of the DIP Credit Agreement, the Company may not pay any guarantee fees without the consent of the lenders party thereto; however, the amounts reflected above represent the amounts which are otherwise due and payable.

(e)
Includes agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction.

(f)
The total amount of PPC’s unrecognized tax benefits at September 26, 2009 was $22.7 million. We did not include this amount in the contractual obligations table above as reasonable estimates cannot be made at this time of the amounts or timing of future cash outflows.

Pilgrim's Pride Corporation

Historical Flow of Funds

Cash provided by operating activities was $75.0 million for 2009 as compared to cash used in operations of $680.7 million for 2008. The improvement in cash flows from operating activities was primarily the result of favorable changes in net working capital as well as a smaller net loss incurred in 2009 as compared to the net loss incurred in 2008.

Our working capital position increased $2,120.3 million to a surplus of $858.0 million and a current ratio of 2.69 at September 26, 2009, compared with a deficit of $1,262.2 million and a current ratio of 0.53 at September 27, 2008, primarily because of a significant decrease in current maturities of long-term debt and the other working capital changes discussed below. Current maturities of long-term debt decreased from $1,874.5 million at September 27, 2008, to $0 at September 26, 2009, as most long-term debt was classified as liabilities subject to compromise because of the bankruptcy proceedings.

Trade accounts and other receivables increased $172.8 million, or 119.9%, to $317.0 million at September 26, 2009, from $144.2 million at September 27, 2008. This increase resulted primarily from our repurchase of receivables originally sold under the RPA. On December 3, 2008, the RPA was terminated and all receivables thereunder were repurchased with proceeds of borrowings under the DIP Credit Agreement.

Inventories decreased $272.3 million, or 26.3%, to $763.9 million at September 26, 2009, from $1,036.2 million at September 27, 2008, due to lower feed ingredient prices and several restructuring actions taken by the Company. These actions include the Company’s previously announced production cutbacks and plant closures that resulted in reduced live flock inventories, feed inventories, and packaging and other supplies inventories. Additionally, the Company made a concerted effort early in the year to sell down surplus inventories in order to generate cash.

Prepaid expenses and other current assets decreased $43.9 million, or 49.4%, to $45.0 million at September 26, 2009, from $88.9 million at September 27, 2008. This decrease occurred primarily because the Company suspended the use of derivative financial instruments in response to its current financial condition. We settled all outstanding derivative financial instruments in October 2008.

Accounts payable decreased $196.7 million, or 51.9%, to $182.2 million at September 26, 2009, from $378.9 million at September 27, 2008. This decrease occurred for various reasons, including lower feed ingredient prices, the impact of the Company’s previously announced production cutbacks, the elimination of a negative book cash position maintained with one of the Company’s cash management providers and because certain vendors with which the Company previously maintained open trade accounts required prepayments for all future deliveries after learning about the Company’s current financial condition. Additionally, at September 26, 2009, we classified accounts payable totaling $85.3 million as liabilities subject to compromise because of the bankruptcy.

Pilgrim's Pride Corporation

Accrued expenses decreased $139.5 million, or 31.1%, to $309.3 million at September 26, 2009, from $448.8 million at September 27, 2008. This decrease resulted from reductions in the accrued balances for marketing, restructuring, severance and utilities costs and the transition from a self-insured workers compensation program in prior years to a fully-insured, prepaid workers compensation program in the current year. Additionally, at September 26, 2009, we classified accrued expenses totaling $139.3 million as liabilities subject to compromise because of the bankruptcy.

Cash used in investing activities was $13.5 million and $121.6 million in 2009 and 2008, respectively. Capital expenditures of $88.2 million and $152.5 million for 2009 and 2008, respectively, were primarily incurred for the routine replacement of equipment and to improve efficiencies and reduce costs. Capital expenditures for 2009 were restricted to routine replacement of equipment in our current operations in addition to important projects we began in 2008 and cannot exceed $150 million as allowed under the terms of the DIP Credit Agreement. Cash was used to purchase investment securities totaling $19.9 million and $38.0 million in the 2009 and 2008, respectively. Cash proceeds in 2009 and 2008 from the sale or maturity of investment securities were $18.9 million and $27.5 million, respectively. Restricted cash increased $10.1 million in 2009 to collateralize self insurance obligations. Cash proceeds from property disposals in 2009 and 2008 were $85.8 million and $41.4 million, respectively.

Cash provided by financing activities was $101.2 million and $797.7 million in 2009 and 2008, respectively. Cash proceeds in 2009 from borrowings under the DIP Credit Agreement were $430.8 million. Cash was used to repay outstanding borrowings under the DIP Credit Agreement totaling $430.8 million in 2009. Cash proceeds in 2009 and 2008 from long-term debt were $833.4 million and $2,264.9 million, respectively. Cash was used to repay long-term debt totaling $719.7 million and $1,646.0 million in 2009 and 2008, respectively. Cash proceeds in 2008 from the sale of common stock were $177.2 million. Cash used in 2009 because of a decrease in outstanding cash management obligations totaled $11.2 million. Cash provided in 2008 because of an increase in outstanding cash management obligations totaled $13.5 million. Cash was used for other financing activities totaling $1.3 million and $5.6 million in 2009 and 2008, respectively. Cash was used to pay dividends totaling $6.3 million in 2008.

Recently Adopted Accounting Pronouncements

On September 26, 2009, the Company adopted Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codificationtm and The Hierarchy of Generally Accepted Accounting Principles (“ASC” or “Codification”). The Codification became the source of authoritative generally accepted accounting principles (“GAAP”) recognized by the Financial Accounting Standards Board (“FASB”) to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. GAAP is not intended to be changed as a result of this statement, but will change the way the guidance is organized and presented. The Company has implemented the Codification in the consolidated financial statements by providing references to the ASC topics.

Pilgrim's Pride Corporation

On September 28, 2008, the Company adopted guidance under ASC 820-10 for financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company will not adopt the subject guidance under ASC 820-10 until September 27, 2009 for nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The subject guidance under ASC 820-10 clarifies the definition of fair value and the methods used to measure fair value. It also expands disclosures about fair value measurements. The adoption of the subject guidance under ASC 820-10 did not have a material impact on the Company’s consolidated financial statements.

Effective March 29, 2009, the Company adopted guidance under ASC 855-10 that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of the subject guidance under ASC 855-10 did not have a material impact on the Company’s consolidated financial statements.

Accounting Pronouncements Issued But Not Yet Adopted

In December 2007, the FASB issued guidance under ASC 805 that establishes principles and requirements for how the acquirer (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. It also requires an acquirer to recognize as expense most transaction and restructuring costs as incurred, rather than include such items in the cost of the acquired entity. For the Company, the subject guidance under ASC 805 will apply prospectively to business combinations for which the acquisition date is on or after September 27, 2009. The Company will evaluate the impact of the subject guidance under ASC 805 on any potential future business combinations that may occur on or after the effective date.

In December 2007, the FASB issued guidance under ASC 810-10 that establishes standards for how a reporting entity (i) identifies, labels and presents in its consolidated statement of financial position the ownership interests in subsidiaries held by parties other than itself, (ii) identifies and presents on the face of its consolidated statement of operations the amount of consolidated net income attributable to itself and to the noncontrolling interest, (iii) accounts for changes in its ownership interest while it retains a controlling financial interest in a subsidiary, (iv) initially measures any retained noncontrolling equity investment in a subsidiary that is deconsolidated, and (v) discloses other information about its interests and the interests of the noncontrolling owners. For the Company, the subject guidance under ASC 810-10 will apply prospectively effective September 27, 2009. The Company should also apply retroactively the presentation and disclosure requirements of the subject guidance under ASC 810-10 for all periods presented at that time. The Company does not expect the adoption of the subject guidance under ASC 810-10 will have a material impact on its consolidated financial statements.

Pilgrim's Pride Corporation

In April 2008, the FASB issued guidance under both ASC 275-10 and ASC 350-30 that amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets. For the Company, the subject guidance under ASC 275-10 and ASC 350-30 will apply prospectively to intangible assets acquired on or after September 27, 2009. The Company does not expect the adoption of the subject guidance under ASC 275-10 or ASC 350-30 will have a material impact on its consolidated financial statements.

In December 2008, the FASB issued guidance under ASC 715-20 that provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan, including disclosures about investment policies and strategies, categories of plan assets, fair value measurements of plan assets and significant concentrations of risk. For the Company, the subject guidance under ASC 715-20 will apply to the Company’s postretirement benefit plan assets effective September 27, 2009. The Company does not expect the adoption of the subject guidance under ASC 715-20 will have a material impact on its consolidated financial statements.

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

Pilgrim's Pride Corporation

Inventory.  Live chicken inventories are stated at the lower of cost or market and breeder hens at the lower of cost, less accumulated amortization, or market. The costs associated with breeder hens are accumulated up to the production stage and amortized over their productive lives using the unit-of-production method. Finished poultry products, feed, eggs and other inventories are stated at the lower of cost (average) or market. We record valuations and adjustments for our inventory and for estimated obsolescence at or equal to the difference between the cost of inventory and the estimated market value based upon known conditions affecting inventory obsolescence, including significantly aged products, discontinued product lines, or damaged or obsolete products. We allocate meat costs between our various finished chicken products based on a by-product costing technique that reduces the cost of the whole bird by estimated yields and amounts to be recovered for certain by-product parts. This primarily includes leg quarters, wings, tenders and offal, which are carried in inventory at the estimated recovery amounts, with the remaining amount being reflected as our breast meat cost. Generally, the Company performs an evaluation of whether any lower of cost or market adjustments are required at the segment level based on a number of factors, including: (i) pools of related inventory, (ii) product continuation or discontinuation, (iii) estimated market selling prices and (iv) expected distribution channels. If actual market conditions or other factors are less favorable than those projected by management, additional inventory adjustments may be required. At September 27, 2008, the Company lowered the carrying value of its inventories by $26.6 million due to lower-of-cost-or-market adjustments. No such adjustment was required at September 26, 2009.

Property, Plant and Equipment. The Company records impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. The impairment charge is determined based upon the amount the net book value of the assets exceeds their fair market value. In making these determinations, the Company utilizes certain assumptions, including, but not limited to: (i) future cash flows estimated to be generated by these assets, which are based on additional assumptions such as asset utilization, remaining length of service and estimated salvage values; (ii) estimated fair market value of the assets; and (iii) determinations with respect to the lowest level of cash flows relevant to the respective impairment test, generally groupings of related operational facilities. Given the interdependency of the Company’s individual facilities during the production process, which operate as a vertically integrated network, and the fact that the Company does not price transfers of inventory between its vertically integrated facilities at market prices, it evaluates impairment of assets held and used at the country level (i.e., the US and Mexico) within each segment. Management believes this is the lowest level of identifiable cash flows for its assets that are held and used in production activities. At the present time, the Company’s forecasts indicate that it can recover the carrying value of its assets based on the projected cash flows of the operations. A key assumption in management’s forecast is that the Company’s sales volumes will return to historical margins as supply and demand between commodities and chicken and other animal-based proteins become more balanced. However, the exact timing of the return to historical margins is not certain and if the return to historical margins is delayed, impairment charges could become necessary in the future. The Company recognized impairment charges related to closed production complexes and distribution centers totaling $5.4 million and $10.2 million during 2009 and 2008, respectively.

Pilgrim's Pride Corporation

Goodwill.  The Company evaluated goodwill for impairment annually or at other times when events and circumstances indicated the carrying value of this asset might no longer be fully recoverable. The Company first compared the fair value of each reporting unit, determined using both income and market approaches, to its carrying value. To determine the fair value of each reporting unit, the Company utilized certain assumptions, including, but not limited to: (i) future cash flows estimated to be generated by each reporting unit, which are based on additional assumptions such as future market growth and trends, forecasted revenue and costs, appropriate discount rates and other variables, (ii) estimated value of the enterprise in the equity markets, and (iii) determinations with respect to the combination of operations that comprise a reporting unit. If the fair value of a reporting unit exceeded the carrying value of the net assets assigned to that unit, goodwill was not impaired and the Company did not perform further testing. If the carrying value of a reporting unit’s net assets exceeded the fair value of the reporting unit, then the Company determined the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeded its implied fair value, then an impairment of goodwill had occurred and the Company recognized an impairment loss for the difference between the carrying amount and the implied fair value of goodwill. During 2008, the Company recognized an impairment charge of $501.4 million that eliminated all goodwill.

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

Pilgrim's Pride Corporation

Realizability of Deferred Tax Assets.  The Company reviews its deferred tax assets for recoverability and establishes a valuation allowance based on historical taxable income, potential for carry back of tax losses, projected future taxable income, applicable tax strategies, and the expected timing of the reversals of existing temporary differences. A valuation allowance is provided when it is more likely than not that some or all of the deferred tax assets will not be realized. Valuation allowances have been established primarily for US federal and state net operating loss carry forwards and Mexico net operating loss carry forwards. See Note N—Income Taxes to the Consolidated Financial Statements.

Indefinite Reinvestment in Foreign Subsidiaries.  Taxes are provided for foreign subsidiaries based on the assumption that their earnings will be indefinitely reinvested. As such, US deferred income taxes have not been provided on these earnings. If such earnings were not considered indefinitely reinvested, certain deferred foreign and US income taxes would be provided.

Accounting for Uncertainty in Income Taxes.  On September 30, 2007, we adopted guidance under ASC 740-10-25 that provides a recognition threshold and measurement criteria for the financial statement recognition of a tax benefit taken or expected to be taken in a tax return. Tax benefits are recognized only when it is more likely than not, based on the technical merits, that the benefits will be sustained on examination. Tax benefits that meet the more-likely-than-not recognition threshold are measured using a probability weighting of the largest amount of tax benefit that has greater than 50% likelihood of being realized upon settlement. Whether the more-likely-than-not recognition threshold is met for a particular tax benefit is a matter of judgment based on the individual facts and circumstances evaluated in light of all available evidence as of the balance sheet date. See Note N—Income Taxes to the Consolidated Financial Statements.

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

Pilgrim's Pride Corporation

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

Feed Ingredients.  We purchase certain commodities, primarily corn and soybean meal, for use as ingredients in the feed we either sell commercially or consume in our live operations. As a result, our earnings are affected by changes in the price and availability of such feed ingredients. In the past, we have from time to time attempted to minimize our exposure to the changing price and availability of such feed ingredients using various techniques, including, but not limited to, (i) executing purchase agreements with suppliers for future physical delivery of feed ingredients at established prices and (ii) purchasing or selling derivative financial instruments such as futures and options. Pursuant to the DIP Credit Agreement, we agreed that we would not execute any derivative financial instruments without the prior written approval of lenders holding more than 50% of the commitments under the DIP Credit Agreement, except for commodity derivative instruments entered into at the request or direction of a customer, and in any case, only with financial institutions in connection with bona fide activities in the ordinary course of business and not for speculative purposes. The Company is also allowed, under limited circumstances and subject to specified conditions in the DIP Credit Agreement, to execute certain ordinary course derivative financial instruments relating to feed ingredients used by the Company and its subsidiaries in their businesses. The Company may only execute derivative financial instruments that satisfy the following conditions, among other restrictions: (i) the instrument is traded on a recognized commodity exchange; (ii) the instrument expiration date is no later than March 21, 2010, or a later date if agreed to by the DIP Agent; (iii) the Company and its subsidiaries do not have open forward, futures or options positions in the subject commodity, other than commodity risk management arrangements entered into at the request or direction of a customer, in excess of 50% of the Company's expected usage of such commodity for a specified period; (iv) the instrument is not executed for speculative purposes; and (v) the Company will not have more than $100 million in margin requirements with respect to all such non-customer derivative financial instruments.

Market risk is estimated as a hypothetical 10% increase in the weighted-average cost of our primary feed ingredients as of September 26, 2009. Based on our feed consumption during 2009, such an increase would have resulted in an increase to cost of sales of approximately $243.9 million, excluding the impact of any feed ingredients derivative financial instruments in that period. A 10% change in ending feed ingredients inventories at September 26, 2009 would be $8.0 million, excluding any potential impact on the production costs of our chicken inventories. As of September 27, 2008, the fair market value of the Company’s open derivative positions related to commodities was an $18.0 million liability. During 2009, the Company liquidated its open derivative positions related to commodities and recognized a loss of $21.1 million.

Pilgrim's Pride Corporation

Foreign Currency. Our earnings are affected by foreign exchange rate fluctuations related to the Mexican peso net monetary position of our Mexican subsidiaries. We manage this exposure primarily by attempting to minimize our Mexican peso net monetary position. We are also exposed to the effect of potential exchange rate fluctuations to the extent that amounts are repatriated from Mexico to the US. However, we currently anticipate that the future cash flows of our Mexican subsidiaries will be reinvested in our Mexican operations. In addition, the Mexican peso exchange rate can directly and indirectly impact our financial condition and results of operations in several ways, including potential economic recession in Mexico because of devaluation of their currency. The impact on our financial position and results of operations resulting from a hypothetical change in the exchange rate between the US dollar and the Mexican peso cannot be reasonably estimated. Foreign currency exchange gains and losses, representing the change in the US dollar value of the net monetary assets of our Mexican subsidiaries denominated in Mexican pesos, was a loss of $0.1 million in 2009, a gain of $0.6 million in 2008 and a loss of $1.4 million in 2007. The average exchange rates for 2009, 2008 and 2007 were 13.49 Mexican pesos to 1 US dollar, 10.61 Mexican pesos to 1 US dollar and 10.95 Mexican pesos to 1 US dollar, respectively. No assurance can be given as to how future movements in the Mexican peso could affect our future financial condition or results of operations.

Interest Rates.  Our earnings are also affected by changes in interest rates due to the impact those changes have on our variable-rate debt instruments. We had variable-rate debt instruments representing approximately 57.0% of our total debt at September 26, 2009. Holding other variables constant, including levels of indebtedness, an increase in interest rates of 25 basis points would have increased our interest expense by $3.0 million for 2009. These amounts are determined by considering the impact of the hypothetical interest rates on our variable-rate debt at September 26, 2009.

Market risk for fixed-rate debt is estimated as the potential increase in fair value resulting from a hypothetical decrease in interest rates of 25 basis points. Using a discounted cash flow analysis, the market risk on fixed-rate debt totaled $66.2 million as of September 26, 2009. Our public debt is currently trading at a premium. As of November 20, 2009, the most recent trades of our 7 5/8% senior unsecured notes and 8 3/8% senior subordinated unsecured notes were executed at average prices of $111.67 per $100.00 par value and $111.08 per $100.00 par value, respectively. Management expects that the fair value of our non-public fixed-rate debt has also increased, but cannot reliably estimate the fair value at this time.

Available-for-Sale Securities. The Company and certain retirement plans that it sponsors invest in a variety of financial instruments. In response to the continued turbulence in global financial markets, we have analyzed our portfolios of investments and, to the best of our knowledge, none of our investments, including money market funds units, commercial paper and municipal securities, have been downgraded because of this turbulence, and neither we nor any fund in which we participate hold significant amounts of structured investment vehicles, mortgage backed securities, collateralized debt obligations, auction-rate securities, credit derivatives, hedge funds investments, fund of funds investments or perpetual preferred securities. At September 26, 2009, the fair value of the Company’s available-for-sale portfolio was $62.6 million. Management does not believe a hypothetical change in interest rates of 25 basis points or a 10% decrease in equity prices would be material to the Company.

Pilgrim's Pride Corporation

Impact of Inflation.  Due to low to moderate inflation in the US and Mexico and our rapid inventory turnover rate, the results of operations have not been significantly affected by inflation during the past three-year period.

Item 8.  Financial Statements and Supplementary Data

The consolidated financial statements together with the report of our independent registered public accounting firm and financial statement schedule are included on pages 123 through 194 of this report. Financial statement schedules other than those included herein have been omitted because the required information is contained in the consolidated financial statements or related notes, or such information is not applicable.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

As of September 26, 2009, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that information we are required to disclose in our reports filed with the Securities and Exchange Commission is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the evaluation described above, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, identified no changes in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended September 26, 2009, and that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, PPC’s management assessed the design and operating effectiveness of internal control over financial reporting as of September 26, 2009 based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission.

Based on this assessment, management concluded that PPC’s internal control over financial reporting was effective as of September 26, 2009. Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of September 26, 2009. That report is included herein.

/s/ Don Jackson
Don Jackson
President,
Chief Executive Officer
Director

/s/ Richard A. Cogdill
Richard A. Cogdill
Chief Financial Officer,
Secretary and Treasurer
Director

Pilgrim's Pride Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders
Pilgrim’s Pride Corporation

We have audited Pilgrim's Pride Corporation’s internal control over financial reporting as of September 26, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Pilgrim's Pride Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Pilgrim's Pride Corporation maintained, in all material respects, effective internal control over financial reporting as of September 26, 2009, based on the COSO criteria.

Pilgrim's Pride Corporation

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pilgrim's Pride Corporation as of September 26, 2009 and September 27, 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 26, 2009, of Pilgrim's Pride Corporation, and our report dated November 20, 2009, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas
November 20, 2009

Pilgrim's Pride Corporation

Item 9B.  Other Information

As previously announced, the Company and certain of its subsidiaries filed voluntary Chapter 11 petitions on December 1, 2008. The Chapter 11 cases are being jointly administered under case number 08-45664. The Company has and intends to continue to post important information about the restructuring, including monthly operating reports and other financial information required by the Bankruptcy Court, on the Company's website www.pilgrimspride.com under the “Investors-Reorganization” caption. Additionally, copies of the Proposed Plan, the Disclosure Statement, the Restated Certificate of Incorporation and the Restated Bylaws have been posted to this section of the Company’s website. The Company intends to use its website as a means of complying with its disclosure obligations under SEC Regulation FD. Information is also available via the Company's restructuring information line at (888) 830-4659.

Pilgrim's Pride Corporation

PART III

Item 10.                      Directors and Executive Officers and Corporate Governance

Certain information regarding our executive officers has been presented under “Executive Officers” included in Item 1. “Business,” above.

Reference is made to the section entitled “Election of Directors” of the Company’s Proxy Statement for its 2010 Annual Meeting of Stockholders, which section is incorporated herein by reference.

Reference is made to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s Proxy Statement for its 2010 Annual Meeting of Stockholders, which section is incorporated herein by reference.

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

Item 11.                      Executive Compensation

See Item 13.  “Certain Relationships and Related Transactions, and Director Independence.”

Item 12.                      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

See Item 13.  “Certain Relationships and Related Transactions, and Director Independence.”

On January 27, 2009, the Company granted Don Jackson 3,085,656 shares of the Company's common stock, which vest upon achievement of certain performance targets and the confirmation of a plan of reorganization of the Company. Other than the grant to Dr. Jackson, as of September 26, 2009, the Company did not have any compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance by the Company.

Item 13.                      Certain Relationships and Related Transactions, and Director Independence

Additional information responsive to Items 10, 11, 12 and 13 is incorporated by reference from the sections entitled “Security Ownership,” “Board of Directors Independence,” “Committees of the Board of Directors,” “Election of Directors,” “Report of the Compensation Committee,” “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Certain Transactions” of the Company’s Proxy Statement for its 2010 Annual Meeting of Stockholders.

Pilgrim's Pride Corporation

Item 14.                      Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference from the section entitled “Independent Registered Public Accounting Firm Fee Information” of the Company’s Proxy Statement for its 2010 Annual Meeting of Stockholders.

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

	(3)	The financial statements schedule entitled “Valuation and Qualifying Accounts and Reserves” is filed as part of this report on page 194.

(b)		Exhibits

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

2.4
Stock Purchase Agreement by and between the Company and JBS USA Holdings, Inc., dated September 16, 2009 (incorporated by reference from Exhibit 2.1 of the Company’s Current Report on Form 8-K filed September 18, 2009).

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

Pilgrim's Pride Corporation

4.3
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

4.5	Form of 7 5/8% Senior Note due 2015 (incorporated by reference from Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on January 24, 2007).

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

4.8	Form of 8 3/8% Subordinated Note due 2017 (incorporated by reference from Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on January 24, 2007).

10.1	Pilgrim’s Industries, Inc. Profit Sharing Retirement Plan, restated as of July 1, 1987 (incorporated by reference from Exhibit 10.1 of the Company’s Form 8-K filed on July 1, 1992). …

10.2	Senior Executive Performance Bonus Plan of the Company (incorporated by reference from Exhibit A in the Company’s Proxy Statement dated December 13, 1999). …

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

10.10
Guaranty Fee Agreement between Pilgrim’s Pride Corporation and Pilgrim Interests, Ltd., dated June 11, 1999 (incorporated by reference from Exhibit 10.24 of the Company’s Annual Report on Form 10-K for the year ended October 2, 1999).

10.11
Commercial Property Lease dated December 29, 2000 between Pilgrim’s Pride Corporation and Pilgrim Poultry G.P. (incorporated by reference from Exhibit 10.30 of the Company’s Quarterly Report on Form 10-Q for the three months ended December 30, 2000).

10.12
Amendment No. 1 dated as of December 31, 2003 to Purchase and Contribution Agreement dated as of June 26, 1998, between Pilgrim’s Pride Funding Corporation and Pilgrim’s Pride Corporation (incorporated by reference from Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed February 4, 2004).

10.13	Employee Stock Investment Plan of the Company (incorporated by reference from Exhibit 4.1 of the Company’s Registration Statement on Form S-8 (No. 333-111929) filed on January 15, 2004). …

10.14	2005 Deferred Compensation Plan of the Company (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 27, 2004). …

10.15
Vendor Service Agreement dated effective December 28, 2005 between Pilgrim's Pride Corporation and Pat Pilgrim (incorporated by reference from Exhibit 10.2 of the Company's Current Report on Form 8-K dated January 6, 2006).

10.16
Transportation Agreement dated effective December 28, 2005 between Pilgrim's Pride Corporation and Pat Pilgrim (incorporated by reference from Exhibit 10.3 of the Company's Current Report on Form 8-K dated January 6, 2006).

Pilgrim's Pride Corporation

10.17
Credit Agreement by and among the Avícola Pilgrim’s Pride de México, S. de R.L. de C.V. (the "Borrower"), Pilgrim's Pride Corporation, certain Mexico subsidiaries of the Borrower, ING Capital LLC, and the lenders signatory thereto dated as of September 25, 2006 (incorporated by reference from Exhibit 10.1 of the Company's Current Report on Form 8-K filed on September 28, 2006).

10.18
2006 Amended and Restated Credit Agreement by and among CoBank, ACB, Agriland, FCS and the Company dated as of September 21, 2006 (incorporated by reference from Exhibit 10.2 of the Company's Current Report on Form 8-K filed on September 28, 2006).

10.19
First Amendment to the Pilgrim’s Pride Corporation Amended and Restated 2005 Deferred Compensation Plan Trust, dated as of November 29, 2006 (incorporated by reference from Exhibit 10.03 of the Company’s Current Report on Form 8-K filed on December 05, 2006). …

10.20
Agreement and Plan of Merger dated as of December 3, 2006, by and among the Company, Protein Acquisition Corporation, a wholly owned subsidiary of the Company, and Gold Kist Inc. (incorporated by reference from Exhibit 99.(D)(1) to Amendment No. 11 to the Company’s Tender Offer Statement on Schedule TO filed on December 5, 2006).

10.21
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

10.22
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

10.23
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

10.24
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

10.25
First Amendment to Credit Agreement, dated as of March 15, 2007, by and among the Borrower, the Company, the Subsidiary Guarantors, ING Capital LLC, and the Lenders (incorporated by reference from Exhibit 10.01 of the Company’s Current Report on Form 8-K dated March 20, 2007).

10.26
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

10.27
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

10.28
Sixth Amendment to Credit Agreement, dated as of November 7, 2007, by and among the Company as borrower, CoBank, ACB, as administrative agent, and the other syndication parties signatory thereto (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K dated November 13, 2007).

10.29
Ground Lease Agreement effective February 1, 2008 between Pilgrim's Pride Corporation and Pat Pilgrim (incorporated by reference from Exhibit 10.1 of the Company's Current Report on Form 8-K dated February 1, 2008).

10.30
Seventh Amendment to Credit Agreement, dated as of March 10, 2008, by and among the Company as borrower, CoBank, ACB, as administrative agent, and the other syndication parties signatory thereto (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 20, 2008).

Pilgrim's Pride Corporation

10.31
First Amendment to the Fourth Amended and Restated Secured Credit Agreement, dated as of March 11, 2008, by and among the Company, To-Ricos, Ltd., To-Ricos Distribution, Ltd., Bank of Montreal, as administrative agent, and the other lenders signatory thereto (incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 20, 2008).

10.32
Eighth Amendment to Credit Agreement, dated as of April 30, 2008, by and among the Company as borrower, CoBank, ACB, as administrative agent, and the other syndication parties signatory thereto (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 5, 2008).

10.33
Second Amendment to the Fourth Amended and Restated Secured Credit Agreement, dated as of April 30, 2008, by and among the Company, To-Ricos, Ltd., To-Ricos Distribution, Ltd., Bank of Montreal, as administrative agent, and the other lenders signatory thereto (incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 5, 2008).

10.34
Change to Company Contribution Amount Under the Amended and Restated 2005 Deferred Compensation Plan of the Company (incorporated by reference from Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed July 30, 2008). …

10.35
Limited Duration Waiver of Potential Defaults and Events of Default under Credit Agreement dated September 26, 2008 by and among Pilgrim's Pride Corporation, as borrower, CoBank, ACB, as administrative agent, and the other syndication parties signatory thereto (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 29, 2008).

10.36
Limited Duration Waiver Agreement dated as of September 26, 2008 by and among Pilgrim's Pride Corporation, as borrower, Bank of Montreal, as administrative agent, and certain other bank parties thereto (incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed on September 29, 2008).

10.37
Limited Duration Waiver Agreement dated as of September 26, 2008 by and among Pilgrim's Pride Corporation, Pilgrim's Pride Funding Corporation, BMO Capital Markets Corp., as administrator, and Fairway Finance Company, LLC (incorporated by reference from Exhibit 10.3 to the Company's Current Report on Form 8-K filed on September 29, 2008).

10.38
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

Pilgrim's Pride Corporation

10.39
Amendment No. 1 dated as of October 10, 2008 to Amended and Restated Receivables Purchase Agreement, dated as of September 26, 2008 among Pilgrim's Pride Corporation, Pilgrim's Pride Funding Corporation, BMO Capital Markets Corp., as administrator, and the various purchasers and purchaser agents from time to time parties thereto (incorporated by reference from Exhibit 10.42 of the Company’s Annual Report on Form 10-K filed on December 11, 2008.)

10.40
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

10.42
Limited Duration Waiver Agreement dated as of October 26, 2008 by and among Pilgrim's Pride Corporation, as borrower, Bank of Montreal, as administrative agent, and certain other bank parties thereto (incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed on October 27, 2008).

10.43
Limited Duration Waiver Agreement dated as of October 26, 2008 by and among Pilgrim's Pride Corporation, Pilgrim's Pride Funding Corporation, BMO Capital Markets Corp., as administrator, and Fairway Finance Company, LLC (incorporated by reference from Exhibit 10.3 to the Company's Current Report on Form 8-K filed on October 27, 2008).

10.44
Form of Change in Control Agreement dated as of October 21, 2008 between the Company and certain of its executive officers (incorporated by reference from Exhibit 10.4 to the Company's Current Report on Form 8-K filed on October 27, 2008). …

10.45
First Amendment to Limited Duration Waiver of Potential Defaults and Events of Default under Credit Agreement dated November 25, 2008 by and among Pilgrim's Pride Corporation, as borrower, CoBank, ACB, as administrative agent, and the other syndication parties signatory thereto (incorporated by reference from Exhibit 10.48 of the Company’s Annual Report on Form 10-K filed on December 11, 2008).

10.46
First Amendment to Limited Duration Waiver Agreement dated as of November 25, 2008 by and among Pilgrim's Pride Corporation, as borrower, Bank of Montreal, as administrative agent, and certain other bank parties thereto (incorporated by reference from Exhibit 10.49 of the Company’s Annual Report on Form 10-K filed on December 11, 2008).

Pilgrim's Pride Corporation

10.47
First Amendment to Limited Duration Waiver Agreement dated as of November 25, 2008 by and among Pilgrim's Pride Corporation, Pilgrim's Pride Funding Corporation, BMO Capital Markets Corp., as administrator, and Fairway Finance Company, LLC (incorporated by reference from Exhibit 10.50 of the Company’s Annual Report on Form 10-K filed on December 11, 2008).

10.48
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

10.50
Amended and Restated Employment Agreement dated January 27, 2009, between the Company and Don Jackson (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 30, 2009). …

10.51
Separation Agreement dated December 22, 2008, between the Company and Robert A. Wright (incorporated by reference from Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q filed on December 27, 2009). …

10.52
Separation Agreement dated December 24, 2008, between the Company and J. Clinton Rivers (incorporated by reference from Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q filed on December 27, 2009). …

10.53
First Amendment to Amended and Restated Post-Petition Credit Agreement, dated as of February 26, 2009, among the Company, as borrower, certain subsidiaries of the Company, as guarantors, Bank of Montreal, as agent, and the lenders party thereto (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 4, 2009).

10.54
Second Amendment to Amended and Restated Post-Petition Credit Agreement, dated as of June 5, 2009, among the Company, as borrower, certain subsidiaries of the Company, as guarantors, Bank of Montreal, as agent, and the lenders party thereto.*

10.55
Third Amendment to Amended and Restated Post-Petition Credit Agreement, dated as of July 15, 2009, among the Company, as borrower, certain subsidiaries of the Company, as guarantors, Bank of Montreal, as agent, and the lenders party thereto (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 17, 2009).

10.56
Change in Control Agreement by and between the Company and Donald Jackson dated September 15, 2009 (incorporated by reference from Exhibit 10.1 of the Company's Current Report filed on September 18, 2009). …

Pilgrim's Pride Corporation

10.57	Consulting Agreement by and between the Company and Lonnie "Bo" Pilgrim dated September 16, 2009.* …

10.58	Pilgrim's Pride Corporation FY2009 Performance Bonus Plan (incorporated by reference from Exhibit 10.1 of the Company's Current Report filed on October 13, 2009). …

12	Ratio of Earnings to Fixed Charges for the years ended September 26, 2009, September 27, 2008, September 29, 2007, September 30, 2006, and October 1, 2005.*

21	Subsidiaries of Registrant.*

23	Consent of Ernst & Young LLP.*

31.1	Certification of Co-Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Co-Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Co-Principal Executive Officer of Pilgrim's Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Co-Principal Executive Officer of Pilgrim's Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.3	Certification of Chief Financial Officer of Pilgrim's Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*Filed herewith

…Represents a management contract or compensation plan arrangement

Pilgrim's Pride Corporation

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 20, 2009.

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

Signature	Title	Date

/s/ Lonnie “Bo” Pilgrim	Senior Chairman of the Board	11/20/09
Lonnie “Bo” Pilgrim

/s/ Don Jackson	President	11/20/09
Don Jackson	Chief Executive Officer and Director

/s/ Richard A. Cogdill	Chief Financial Officer, Secretary, Treasurer and	11/20/09
Richard A. Cogdill	Director
(Principal Financial and Accounting Officer)

/s/ Charles L. Black	Director	11/20/09
Charles L. Black

/s/ Linda Chavez	Director	11/20/09
Linda Chavez

/s/ S. Key Coker	Director	11/20/09
S. Key Coker

/s/ Keith W. Hughes	Director	11/20/09
Keith W. Hughes

/s/ Blake D. Lovette	Director	11/20/09
Blake D. Lovette

Pilgrim's Pride Corporation

Signature	Title	Date

/s/ Vance C. Miller, Sr.	Director	11/20/09
Vance C. Miller, Sr.

/s/ Lonnie Ken Pilgrim	Director	11/20/09
Lonnie Ken Pilgrim

/s/ James G. Vetter, Jr.	Director	11/20/09
James G. Vetter, Jr.

/s/ Donald L. Wass, Ph.D.	Director	11/20/09
Donald L. Wass, Ph.D.

Pilgrim's Pride Corporation

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Pilgrim’s Pride Corporation

We have audited the accompanying consolidated balance sheets of Pilgrim’s Pride Corporation (the “Company”) as of September 26, 2009 and September 27, 2008, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 26, 2009. Our audits also include the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pilgrim’s Pride Corporation at September 26, 2009 and September 27, 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 26, 2009, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

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

As discussed in Note N to the consolidated financial statements, Pilgrim's Pride Corporation adopted guidance originally issued in FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (codified in FASB Accounting Standards Codification Topic 740 “Income Taxes”), effective September 30, 2007.

Pilgrim's Pride Corporation

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pilgrim’s Pride Corporation’s internal control over financial reporting as of September 26, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 20, 2009, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Dallas, Texas
November 20, 2009

Pilgrim's Pride Corporation

Consolidated Balance Sheets
Debtor and Debtor-in-Possession as of December 1, 2008
Pilgrim’s Pride Corporation

	September 26, 2009	September 27, 2008
Assets	(In thousands, except shares and per share data)
Current assets:
Cash and cash equivalents	$220,029	$61,553
Investment in available-for-sale securities	5,302	10,439
Trade accounts and other receivables, less allowance for doubtful accounts	316,953	144,156
Inventories	763,869	1,036,163
Income taxes receivable	15,028	21,656
Current deferred tax assets	—	54,312
Prepaid expenses and other current assets	45,013	88,922
Assets of discontinued business	—	33,519

Total current assets	1,366,194	1,450,720

Investment in available-for-sale securities	57,314	55,854
Deferred tax assets	16,732	—
Other assets	63,609	51,768
Identified intangible assets, net	57,179	67,363
Property, plant and equipment, net	1,499,476	1,673,004

	$3,060,504	$3,298,709
Liabilities and stockholders’ equity
Liabilities not subject to compromise:
Current liabilities:
Accounts payable	$182,173	$378,887
Accrued expenses	309,259	448,823
Current deferred tax liabilities	16,732	—
Current maturities of long-term debt	—	1,874,469
Liabilities of discontinued business	—	10,783

Total current liabilities	508,164	2,712,962

Long-term debt, less current maturities	41,062	67,514
Deferred tax liabilities	22,213	80,755
Other long-term liabilities	104,984	85,737

Total liabilities not subject to compromise	676,423	2,946,968

Liabilities subject to compromise	2,233,161	—

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value, 160,000,000 shares authorized; 77,141,389 shares issued and outstanding at year end 2009; 74,055,733 shares issued and outstanding at year end 2008	771	740
Additional paid-in capital	646,793	646,922
Accumulated deficit	(469,407)	(317,082)
Accumulated other comprehensive income (loss)	(27,237)	21,161

Total stockholders’ equity	150,920	351,741

	$3,060,504	$3,298,709

The accompanying notes are an integral part of these Consolidated Financial Statements.

Pilgrim's Pride Corporation

Consolidated Statements of Operations
Debtor and Debtor-in-Possession as of December 1, 2008
Pilgrim’s Pride Corporation

	Three Years Ended September 26, 2009
	2009	2008	2007
	(In thousands, except per share data)
Net sales	$7,088,055	$8,518,757	$7,498,612
Costs and expenses:
Cost of sales	6,705,157	8,654,262	6,905,882
Asset impairment and other operational restructuring charges	12,464	27,990	—

Gross profit (loss)	370,434	(163,495)	592,730

Selling, general and administrative expenses	301,120	376,599	355,539
Goodwill impairment	—	501,446	—
Administrative restructuring charges, net	1,987	16,156	—

Total costs and expenses	7,020,728	9,576,453	7,261,421

Operating income (loss)	67,327	(1,057,696)	237,191

Other expenses (income):
Interest expense	161,929	134,220	123,183
Interest income	(4,386)	(2,593)	(4,641)
Loss on early extinguishment of debt	—	—	26,463
Miscellaneous, net	(3,724)	(2,230)	(6,649)

	153,819	129,397	138,356

Income (loss) from continuing operations before reorganization items and income taxes	(86,492)	(1,187,093)	98,835
Reorganization items, net	87,275	—	—

Income (loss) from continuing operations before income taxes	(173,767)	(1,187,093)	98,835
Income tax expense (benefit)	(21,586)	(194,921)	47,319

Income (loss) from continuing operations	(152,181)	(992,172)	51,516
Income (loss) from discontinued business, net of tax	599	(6,409)	(4,499)

Net income (loss)	$(151,582)	$(998,581)	$47,017

Net income (loss) per common share—basic and diluted:
Continuing operations	$(2.06)	$(14.31)	$0.77
Discontinued business	0.01	(0.09)	(0.06)

Net income (loss)	$(2.05)	$(14.40)	$0.71

The accompanying notes are an integral part of these Consolidated Financial Statements.

Pilgrim's Pride Corporation

Consolidated Statements of Stockholders’ Equity
Debtor and Debtor-in-Possession as of December 1, 2008
Pilgrim’s Pride Corporation

The accompanying notes are an integral part of these Consolidated Financial Statements.

					Accumulated
			Additional	Accumulated	Other
	Common Stock		Paid-In	Earnings	Comprehensive
	Shares	Value	Capital	(Deficit)	Income (Loss)	Total
	(In thousands, except shares and per share data)
Balance at September 30, 2006	66,555,733	$665	$469,779	$646,750	$134	$1,117,328

Net income				(34,232)		47,017
Other comprehensive income					13,868	13,868

Total comprehensive income						60,885

Cash dividends declared ($.09 per share)				(5,992)		(5,992)

Balance at September 29, 2007	66,555,733	665	469,779	687,775	14,002	1,172,221

Net loss				(998,581)		(998,581)
Other comprehensive loss					7,159	7,159

Total comprehensive loss						(991,422)

Sale of common stock	7,500,000	75	177,143			177,218
Cash dividends declared ($.09 per share)				(6,328)		(6,328)
Other				52		52

Balance at September 27, 2008	74,055,733	740	646,922	(317,082)	21,161	351,741

Net loss				(151,582)		(151,582)
Other comprehensive loss					(48,398)	(48,398)

Total comprehensive loss						(199,980)

Issuance of restricted common stock	3,085,656	31	(31)
Other			(98)	(743)		(841)

Balance at September 26, 2009	77,141,389	$771	$646,793	$(469,407)	$(27,237)	$150,920

The accompanying notes are an integral part of these Consolidated Financial Statements.

Pilgrim's Pride Corporation

Consolidated Statements of Cash Flows
Debtor and Debtor-in-Possession as of December 1, 2008
Pilgrim’s Pride Corporation

	Three Years Ended September 26, 2009
	2009	2008	2007
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(151,582)	$(998,581)	$47,017
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities
Depreciation and amortization	236,005	240,305	204,903
Non-cash loss on early extinguishment of debt	—	—	9,543
Tangible asset impairment	5,409	13,184	—
Goodwill impairment	—	501,446	—
Gain on property disposals	(26,353)	(14,850)	(446)
Deferred income taxes	(21,478)	(195,944)	83,884
Changes in operating assets and liabilities, net of the effect of business acquired
Accounts and other receivables	(173,915)	(19,864)	247,217
Income taxes payable/receivable	(2,269)	(1,552)	5,570
Inventories	284,678	(103,937)	(129,645)
Prepaid expenses and other current assets	24,036	(23,392)	(2,981)
Accounts payable and accrued expenses	(101,255)	(71,293)	(5,097)
Other, net	1,730	(6,374)	3,999

Cash provided by (used in) operating activities	75,006	(680,852)	463,964

Cash flows from investing activities:
Acquisitions of property, plant and equipment	(88,193)	(152,501)	(172,323)
Change in restricted cash and cash equivalents	(10,072)	—	—
Purchase of investment securities	(19,958)	(38,043)	(125,045)
Proceeds from sale or maturity of investment securities	18,946	27,545	208,676
Business acquisition, net of cash acquired	—	—	(1,102,069)
Proceeds from property disposals	85,736	41,367	6,286

Cash used in investing activities	(13,541)	(121,632)	(1,184,475)

Cash flows from financing activities:
Proceeds from notes payable to banks	430,817	—	—
Repayments on notes payable to banks	(430,817)	—	—
Proceeds from long-term debt	833,424	2,264,912	1,981,255
Payments on long-term debt	(719,762)	(1,646,028)	(1,368,700)
Changes in cash management obligations	(11,172)	13,558	39,231
Sale of common stock	—	177,218	—
Cash dividends paid	—	(6,328)	(5,992)
Other, net	(1,337)	(5,589)	(15,565)

Cash provided by financing activities	101,153	797,743	630,229

Effect of exchange rate changes on cash and cash equivalents	(4,142)	126	46

Increase (decrease) in cash and cash equivalents	158,476	(4,615)	(90,236)
Cash and cash equivalents, beginning of year	61,553	66,168	156,404

Cash and cash equivalents, end of year	$220,029	$61,553	$66,168

Supplemental Disclosure Information:
Cash paid during the year for:
Interest (net of amount capitalized)	$79,689	$142,339	$104,394
Income taxes paid	$11,228	$6,411	$11,164

The accompanying notes are an integral part of these Consolidated Financial Statements.

Pilgrim's Pride Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A—BUSINESS AND CHAPTER 11 PROCEEDINGS

Business

Pilgrim's Pride Corporation (referred to herein as “the Company,” “we,” “us,” “our,” or similar terms) is one of the largest chicken companies in the United States (“US”), Mexico and Puerto Rico. Our fresh chicken retail line is sold in the southeastern, central, southwestern and western regions of the US, throughout Puerto Rico, and in the northern and central regions of Mexico. Our prepared-foods products meet the needs of some of the largest customers in the food service industry across the US. Additionally, the Company exports commodity chicken products to approximately 90 countries. As a vertically integrated company, we control every phase of the production of our products. We operate feed mills, hatcheries, processing plants and distribution centers in 14 US states, Puerto Rico and Mexico.

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

We reported a net loss of $151.6 million, or $2.05 per common share, for 2009, which included gross profit of $370.4 million. As of September 26, 2009, the Company’s accumulated deficit totaled $469.4 million. During 2009, the Company generated $75.0 million of cash from operations. At September 26, 2009, we had cash and cash equivalents totaling $220.0 million.

In September 2008, the Company entered into agreements with its lenders to temporarily waive the fixed-charge coverage ratio covenant under its credit facilities. The lenders agreed to continue to provide liquidity under the credit facilities during the thirty-day period ended October 28, 2008. On October 27, 2008, the Company entered into further agreements with its lenders to temporarily waive the fixed-charge coverage ratio and leverage ratio covenants under its credit facilities. The lenders agreed to continue to provide liquidity under the credit facilities during the thirty-day period ended November 26, 2008. On that same day, the Company also announced its intention to exercise its 30-day grace period in making a $25.7 million interest payment due on November 3, 2008, under its 8 3/8% senior subordinated notes and its 7 5/8% senior notes. On November 17, 2008, the Company exercised its 30-day grace period in making a $0.3 million interest payment due on November 17, 2008, under its 9 1/4% senior subordinated notes. On November 26, 2008, the Company entered into further agreements with its lenders to extend the temporary waivers until December 1, 2008.

Pilgrim's Pride Corporation

Chapter 11 Bankruptcy Filings

On December 1, 2008 (the "Petition Date"), Pilgrim’s Pride Corporation and six of its subsidiaries (collectively, the "Debtors") filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division (the "Bankruptcy Court"). The cases are being jointly administered under Case No. 08-45664. The Company’s subsidiaries in Mexico and certain subsidiaries in the United States (“US”) were not included in the filing (the “Non-filing Subsidiaries”) and continue to operate outside of the Chapter 11 process.

Subject to certain exceptions under the Bankruptcy Code, the Debtors’ Chapter 11 filing automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover on, collect or secure a claim arising prior to the Petition Date. Accordingly, most creditor actions to obtain possession of property from the Debtors, or to create, perfect or enforce any lien against the property of the Debtors, or to collect on monies owed or otherwise exercise rights or remedies with respect to a pre-petition claim are enjoined unless and until the Bankruptcy Court lifts the automatic stay.

Upon the filing of the Chapter 11 petitions, certain of our debt obligations became automatically and immediately due and payable, subject to an automatic stay of any action to collect, assert, or recover a claim against the Company and the application of applicable bankruptcy law. As a result, the accompanying Consolidated Balance Sheet as of September 27, 2008, included reclassifications of $1,872.1 million to reflect as current certain long-term debt under the Company’s credit facilities that was accelerated. Because of the bankruptcy petition, most of the Company’s pre-petition long-term debt is included in Liabilities subject to compromise at September 26, 2009. The Company classifies pre-petition liabilities subject to compromise as a long-term liability because management does not believe the Company will use existing current assets or create additional current liabilities to fund these obligations.

Effective December 1, 2008, the New York Stock Exchange (“NYSE”) delisted our common stock as a result of the Company's filing of its Chapter 11 petition. Our common stock is now quoted on the Pink Sheets Electronic Quotation Service under the ticker symbol "PGPDQ.PK." The Company has applied with the NYSE to list its common stock upon its exit from bankruptcy under its prior ticker symbol “PPC.”

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

Pilgrim's Pride Corporation

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

The DIP Credit Agreement currently provides for an aggregate commitment of up to $350 million, which permits borrowings on a revolving basis. The commitment includes a $25 million sub-limit for swingline loans and a $20 million sub-limit for letters of credit. Outstanding borrowings under the DIP Credit Agreement bear interest at a per annum rate equal to 8.0% plus the greatest of (i) the prime rate as established by the DIP Agent from time to time, (ii) the average federal funds rate plus 0.5%, or (iii) the LIBOR rate plus 1.0%, payable monthly. The weighted average interest rate for 2009 was 11.25%. The loans under the Initial DIP Credit Agreement were used to repurchase all receivables sold under the Company's Amended and Restated Receivables Purchase Agreement dated September 26, 2008, as amended (the “RPA”). Loans under the DIP Credit Agreement were also used to fund the working capital requirements of the Company and its subsidiaries according to a budget as approved by the required lenders under the DIP Credit Agreement. For additional information on the RPA, see Note H—Trade Accounts and Other Receivables.

Actual borrowings by the Company under the DIP Credit Agreement are subject to a borrowing base, which is a formula based on certain eligible inventory and eligible receivables. The borrowing base formula is reduced by (i) pre-petition obligations under the Fourth Amended and Restated Secured Credit Agreement dated as of February 8, 2007, among the Company and certain of its subsidiaries, Bank of Montreal, as administrative agent, and the lenders parties thereto, as amended (the “Pre-Petition BMO Facility”), (ii) administrative and professional expenses incurred in connection with the bankruptcy proceedings and (iii) the amount owed by the Company and the Subsidiaries to any person on account of the purchase price of agricultural products or services (including poultry and livestock) if that person is entitled to any grower's or producer's lien or other security arrangement. The borrowing base is also limited to 2.22 times the formula amount of total eligible receivables. The DIP Credit Agreement provides that the Company may not incur capital expenditures in excess of $150 million. The Company must also meet minimum monthly levels of EBITDAR. Under the DIP Credit Agreement, "EBITDAR" means, generally, net income

Pilgrim's Pride Corporation

before interest, taxes, depreciation, amortization, writedowns of goodwill and other intangibles, asset impairment charges, certain restructuring and closure costs and other specified costs, charges, losses and gains. The DIP Credit Agreement also provides for certain other covenants, various representations and warranties, and events of default that are customary for transactions of this nature. As of September 26, 2009, the applicable borrowing base and the amount available for borrowings under the DIP Credit Agreement were both $329.2 million as there were no outstanding borrowings under the Credit Agreement.

The principal amount of outstanding loans under the DIP Credit Agreement, together with accrued and unpaid interest thereon, are payable in full at maturity on December 1, 2009, subject to extension for an additional six months with the approval of all lenders thereunder. The Company has requested a two-month extension. All obligations under the DIP Credit Agreement are unconditionally guaranteed by the Subsidiaries and are secured by a first priority priming lien on substantially all of the assets of the Company and the Subsidiaries, subject to specified permitted liens in the DIP Credit Agreement.

Under the terms of the DIP Credit Agreement and applicable bankruptcy law, the Company may not pay dividends on the common stock while it is in bankruptcy. The DIP Credit Agreement allows the Company to provide additional advances to the Non-filing Subsidiaries of up to approximately $30 million in excess of the net amount of such advances on the petition date. Management believes that all of the Non-filing Subsidiaries, including the Company’s Mexican subsidiaries, will continue to be able to operate within this limitation.

For additional information on the DIP Credit Agreement, see Note M—Notes Payable and Long-Term Debt.

Shortly after the Petition Date, the Debtors began notifying all known current or potential creditors of the Chapter 11 filing. Subject to certain exceptions under the Bankruptcy Code, the Debtors’ Chapter 11 filing automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover on, collect or secure a claim arising prior to the Petition Date. Accordingly, most creditor actions to obtain possession of property from the Debtors, or to create, perfect or enforce any lien against the property of the Debtors, or to collect on monies owed or otherwise exercise rights or remedies with respect to a pre-petition claim are enjoined unless and until the Bankruptcy Court lifts the automatic stay. Vendors are being paid for goods furnished and services provided after the Petition Date in the ordinary course of business. Further, the Bankruptcy Court approved payment of certain of the Debtors’ pre-petition obligations, including, among other things, employee wages, salaries and benefits, and the Bankruptcy Court has approved the payment of vendors and other providers who provided goods or services in the ordinary course of the Debtors’ businesses that were ordered pre-petition but received from and after the Petition Date and other business-related payments necessary to maintain the operation of our businesses.

The Debtors retained, subject to Bankruptcy Court approval, legal and financial professionals to advise the Debtors on the bankruptcy proceedings and certain other "ordinary course" professionals. From time to time, the Debtors may seek Bankruptcy Court approval for the retention of additional professionals.

Pilgrim's Pride Corporation

Also, as permitted by the Bankruptcy Code, the United States Trustee for the Northern District of Texas (the "US Trustee") appointed an official committee of unsecured creditors (the "Creditors’ Committee"). The Creditors’ Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court with respect to the Debtors.  In addition, on April 30, 2009, the Bankruptcy Court ordered the US Trustee to appoint an official committee of equity holders (the "Equity Committee") to represent the interests of Pilgrim's Pride's equity holders in the Debtors' bankruptcy cases.

Under Section 365 and other relevant sections of the Bankruptcy Code, we may assume, assume and assign, or reject certain executory contracts and unexpired leases, including, without limitation, leases of real property and equipment, subject to the approval of the Bankruptcy Court and certain other conditions. Any description of an executory contract or unexpired lease in this report, including where applicable our express termination rights or a quantification of our obligations, must be read in conjunction with, and is qualified by, any overriding rejection rights we have under Section 365 of the Bankruptcy Code. The Debtors expect to file a list of executory contracts that are being assumed no later than November 20, 2009, unless the deadline for equity holders to vote on the Proposed Plan is extended, in which event the deadline to file the list of executory contracts to be assumed may be extended.

Proposed Plan of Reorganization and Acquisition

In order for the Debtors to successfully exit Chapter 11, the Bankruptcy Court must first confirm a plan of reorganization with respect to the Debtors that satisfies the requirements of the Bankruptcy Code. To be confirmed, a plan of reorganization would, among other things, need to resolve the Debtors’ pre-petition obligations, set forth the revised capital structure of the newly reorganized entity and provide for corporate governance subsequent to exit from bankruptcy.

Under the priority scheme established by the Bankruptcy Code, unless creditors agree otherwise, pre-petition liabilities and post-petition liabilities must generally be satisfied in full before stockholders would be entitled to receive any distribution or retain any property under a plan of reorganization. The ultimate recovery to creditors and/or stockholders, if any, will not be determined until confirmation of a plan or plans of reorganization. No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 cases to each of these constituencies or what types or amounts of distributions, if any, they would receive. A plan of reorganization could result in holders of our liabilities and/or securities, including our common stock, receiving no distribution on account of their interests and cancellation of their holdings. Because of such possibilities, the value of our liabilities and securities, including our common stock, is highly speculative. Appropriate caution should be exercised with respect to existing and future investments in any of the liabilities and/or securities of the Debtors. At this time there is no assurance we will be able to restructure as a going concern or successfully obtain confirmation of and implement a plan of reorganization.

Pilgrim's Pride Corporation

The Proposed Plan

On September 17, 2009, the Debtors filed their Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court, along with the Disclosure Statement for the Debtors' Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code (as amended and supplemented, the "Disclosure Statement"). On November 11, 2009, the Debtors filed an Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code (As Modified) with the Bankruptcy Court (as amended and supplemented, the "Proposed Plan") which altered the treatment of unsecured note holders to provide that unsecured note holders may take a cash option rather than have their notes reinstated. The Proposed Plan provides that all unsecured creditors of the Debtors are unimpaired pursuant to Section 1124 of the Bankruptcy Code. Accordingly, the votes of unsecured creditors on the Proposed Plan are not being solicited as they will be deemed to have accepted the Proposed Plan. The Proposed Plan further provides for a reorganization of the Debtors' businesses as a going concern. The Proposed Plan is premised on (i) a transaction with JBS USA Holdings, Inc. (the "Plan Sponsor" or "JBS USA") whereby, pursuant to the SPA (defined below), the Plan Sponsor will purchase approximately 64% of the common stock of the reorganized Company (“Reorganized PPC”) in exchange for $800 million in cash, to be used by the Debtors to, among other things, fund distributions to holders of allowed claims under the Proposed Plan, and (ii) the Debtors entering into a new credit facility having an aggregate commitment of up to $1,750 million (as described below, the "Exit Credit Facility"). If the Proposed Plan is confirmed and becomes effective, the Company will adopt and file an Amended and Restated Certificate of Incorporation (the "Restated Certificate of Incorporation") and will adopt Amended and Restated Corporate Bylaws (the "Restated Bylaws").

The Proposed Plan will not become effective until certain conditions are satisfied or waived, including: (i) entry of an order by the Bankruptcy Court confirming the Proposed Plan, (ii) all actions, documents and agreements necessary to implement the Proposed Plan having been effected or executed, (iii) satisfaction or waiver of the conditions precedent to the SPA (including access of the Debtors to funding under the Exit Credit Facility), other than those which are to be satisfied at the closing of the transactions contemplated by the SPA (as defined below), (iv) the Debtors having access to the cash contributed by the Plan Sponsor, and (v) specified claims of the Debtors' secured lenders having been paid in full pursuant to the Proposed Plan.

On September 29, 2009, the Bankruptcy Court approved a motion to further extend the period during which the Debtors have the exclusive right to file a plan of reorganization and the period during which the Debtors can obtain the necessary acceptances of the plan of reorganization, during which time competing plans may not be filed, through and including December 31, 2009, and March 1, 2010, respectively. If necessary, we may file one or more motions to request further extensions of these time periods. On October 22, 2009, we received approval from the Bankruptcy Court to begin soliciting stockholder acceptance of the Proposed Plan.

Pilgrim's Pride Corporation

Section 1128(a) of the Bankruptcy Code requires the Bankruptcy Court, after appropriate notice, to hold a hearing on confirmation of a plan of reorganization. The confirmation hearing on the Proposed Plan is scheduled for December 8, 2009. The confirmation hearing may be adjourned from time to time by the Bankruptcy Court without further notice except for an announcement of the adjourned date made at the confirmation hearing or any subsequent adjourned confirmation hearing. There can be no assurance at this time that the Proposed Plan will be confirmed by the Bankruptcy Court or that any such plan will be implemented successfully.

If the Proposed Plan is confirmed and the transactions contemplated thereby are consummated, all holders of claims will be paid in full, unless otherwise agreed by the applicable holder. Holders of equity interests immediately prior to the effectiveness of the Proposed Plan would collectively be issued 36% of the common stock of Reorganized PPC.

The Proposed Acquisition

On September 16, 2009, we entered into a stock purchase agreement with the Plan Sponsor (the “SPA”). As discussed above, upon consummation of the transactions contemplated by the SPA, the Plan Sponsor will purchase 64% of the total issued and outstanding common stock of Reorganized PPC (the “Proposed Acquisition”) in exchange for aggregate consideration of $800 million in cash, to be used by the Debtors, among other things, to fund distributions under the Proposed Plan.

The Proposed Acquisition is subject to approval by the Bankruptcy Court of (i) the Proposed Plan and the Disclosure Statement, and (ii) the SPA. In addition, the obligations of the Company and the Plan Sponsor under the SPA are subject to the satisfaction of customary conditions to closing, including, without limitation, the execution and delivery of definitive documentation, receipt of certain regulatory approvals and governmental filings and the expiration or termination of applicable waiting periods, material compliance with the covenants by the parties, the representations and warranties under the SPA being true and correct (subject to certain materiality qualifiers), the absence of a material adverse change with respect to us since the date of the SPA and the payment of certain fees and expenses. In addition, the obligations of JBS USA under the SPA are conditioned on access of the Debtors to funding under the Exit Credit Facility. The obligations of JBS USA under the SPA, including JBS USA's payment of the $800 million purchase price in exchange for 64% of the total issued and outstanding common stock of Reorganized PPC have no other financing conditions.

On October 14, 2009, the Company and the Plan Sponsor received notice from the Federal Trade Commission Bureau of Competition and the US Department of Justice of early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The Proposed Acquisition remains subject to receipt of certain other regulatory approvals.
On September 17, 2009, we filed a motion with the Bankruptcy Court seeking entry of an order approving certain provisions of the SPA. On October 7, 2009, the Bankruptcy Court granted the motion and approved certain provisions of the SPA. We also sought approval of the remaining portions of the SPA as part of the approval of the Proposed Plan.

Pilgrim's Pride Corporation

In connection with the closing of the Proposed Acquisition, the Company will enter into a stockholders agreement with JBS USA (the "Stockholders Agreement") and will adopt and file the Restated Certificate of Incorporation. The Stockholders Agreement and the Restated Certificate of Incorporation will govern the constitution of the Company's board of directors and the selection of its members. The Stockholders Agreement, among other things, will also restrict the ability of JBS USA to purchase shares of the common stock of Reorganized PPC, require the approval of the Company's stockholders with respect to specified amendments to the Restated Certificate of Incorporation and Restated Bylaws and require JBS USA to use commercially reasonable efforts to maintain the listing of the common stock of Reorganized PPC on a national securities exchange. Among other rights, the Restated Certificate of Incorporation provides that, if JBS USA completes an initial public offering of its common stock, then, JBS USA has the right to exchange all of the outstanding common stock of Reorganized PPC for JBS USA common stock. For a period beginning upon the completion of such offering and ending two years and 30 days after the effective date of the Proposed Plan, JBS USA may exercise this exchange right during limited exchange windows in each fiscal quarter beginning six trading days after both Reorganized PPC and JBS USA have made their respective periodic reports or earnings releases for the preceding quarter or year, as applicable, and ending on the last day of the fiscal quarter during which the report or release was made. The number of shares of JBS USA common stock to be issued in exchange for the Reorganized PPC common stock will be dependent upon the relative average volume-weighted daily trading prices per share of the common stock of Reorganized PPC and the JBS USA common stock during the period immediately preceding the time JBS USA exercises its exchange right.

Exit Credit Facility

Upon exiting from bankruptcy, the Company and certain of its subsidiaries, consisting of To-Ricos, Ltd. and To-Ricos Distribution, Ltd. (collectively, the “To-Ricos Borrowers”), expect to enter into the Exit Credit Facility that provides for an aggregate commitment of up to $1,750 million consisting of (i) a revolving loan commitment of at least $600 million, (ii) a term loan A commitment of up to $375 million and (iii) a term loan B commitment of up to $775 million. The revolving loan commitment will mature in 2012. Term A loans, which cannot exceed $375 million in the aggregate, will mature in 2012. Term B loans, which cannot exceed $775 million in the aggregate, will mature in 2014. CoBank ACB will serve as administrative agent (“Exit Facility Agent”) on behalf of the lenders under the Exit Credit Facility. The Company has received non-binding mandate letters from the potential lenders party to the Exit Credit Facility.

The Term A loans mature three years from the effective date of the Exit Credit Facility and must be repaid in 12 equal quarterly principal installments of $12.5 million beginning on April 15, 2010, with the final installment due on the maturity date for the Term A loans. The Term B loans mature five years from the effective date of the Exit Credit Facility and must be repaid in 16 equal quarterly principal installments of $12.5 million beginning on April 15, 2011, with the final installment due on the maturity date for the Term B loans. Additionally, following the end of each fiscal year, a portion of our cash flow must be used to repay outstanding principal amounts under the Term A and Term B loans. Covenants in the Exit Credit Facility will also require us to use the proceeds we receive from certain asset sales and specified debt or equity issuances and upon the occurrence of other events to repay outstanding borrowings under the Exit Credit Facility.

Pilgrim's Pride Corporation

The Exit Credit Facility includes a $50 million sub-limit for swingline loans and a $200 million sub-limit for letters of credit. Outstanding borrowings under the revolving loan commitment will bear interest at a per annum rate equal to 3.50% plus the greater of (i) the US prime rate as published by the Wall Street Journal, (ii) the average federal funds rate plus 0.5%, and (iii) the one-month LIBOR rate plus 1.0%, in the case of alternate base rate loans, or 4.50% plus the one, two, three or six month LIBOR rate adjusted by the applicable statutory reserve, in the case of Eurodollar loans. Outstanding Term A and Term B-1 loans will bear interest at a per annum rate equal to 4.00% plus greater of (i) the U.S. prime rate, as published by the Wall Street Journal, (ii) the average federal funds rate plus 0.5%, and (iii) the one month LIBOR rate plus 1.0%, in the case of alternate base rate loans, or 5.00%, plus the one, two, three or six month LIBOR Rate adjusted by the applicable statutory reserve, in the case of Eurodollar loans. Outstanding Term B-2 loans will bear interest at a per annum rate equal to 9.00%. Commitment fees charged on the revolving commitments under the Exit Credit Facility will accrue at a per annum rate equal to 1.00%.

The proceeds of the borrowings under the Exit Credit Facility will be used to (i) repay outstanding secured and unsecured indebtedness of the Company and (ii) pay fees, costs and expenses related to and contemplated by the Exit Credit Facility and the Proposed Plan. In addition, proceeds of the borrowings under the revolving loan commitment will be used to finance the general corporate purposes of the borrowers (including capital expenditures, permitted acquisitions and principal and interest under the Exit Credit Facility).

Actual borrowings by the Company under the Exit Credit Facility will be subject to a borrowing base, which is a formula based on certain eligible inventory, eligible receivables and restricted cash under the control of the Exit Facility Agent. The borrowing base formula will be reduced by the sum of (i) inventory reserves, (ii) rent and collateral access reserves, and (iii) any amount more than 15 days past due that is owed by the Company or its subsidiaries to any person on account of the purchase price of agricultural products or services (including poultry and livestock) if that person is entitled to any grower's or producer's lien or other security arrangement. Revolving loan availability under the borrowing base also will be limited to an aggregate of $25 million with respect to the To-Ricos Borrowers.

The Exit Credit Facility will provide that the Company may not incur capital expenditures in excess of $225 million in fiscal year 2010, $275 million in fiscal year 2011 and $350 million per fiscal year thereafter. The Company must also maintain a minimum fixed charge coverage ratio and a minimum level of tangible net worth and may not exceed a maximum leverage ratio. The Exit Credit Facility will contain various covenants that may adversely affect our ability to, among other things, incur additional indebtedness, incur liens, pay dividends or make certain restricted payments, consummate certain asset sales, enter into certain transactions with JBS USA and our other affiliates, merge, consolidate and/or sell or dispose of all or substantially all of our assets.

Pilgrim's Pride Corporation

All obligations under the Exit Credit Facility will be unconditionally guaranteed by certain of the Company’s subsidiaries and will be secured by a first priority lien on (i) the domestic (including Puerto Rico) accounts and inventory of the Company and its subsidiaries, (ii) 100% of the equity interests in the To-Ricos Borrowers and the Company’s domestic subsidiaries and 65% of the equity interests in the Company’s direct foreign subsidiaries, (iii) substantially all of the personal property and intangibles of the Company, the To-Ricos Borrowers and the guarantor subsidiaries, and (iv) substantially all of the real estate and fixed assets of the Company and the subsidiary guarantors.

The Exit Credit Facility will allow the Company to provide additional advances to its subsidiaries in an amount equal to the net amount of such advances in effect on the date of the Exit Credit Facility plus $30 million. Management believes that all of the Company’s subsidiaries, including the Company’s Mexican subsidiaries, will be able to operate within this limitation.

The Proposed Plan contemplates that the notes under the Company's outstanding indentures will be reinstated unless and to the extent a holder of the notes elects to receive a cash payment equal to the principal amounts of the notes plus unpaid interest that had accrued pre-petition with interest accruing on such interest at the default contract rate through the effective date of the Proposed Plan and the unpaid post-petition interest at the non-default contract rate through the effective date. To the extent the holders of these notes elect reinstatement, then the amount of the term loan commitments under the Exit Credit Facility will be reduced on a dollar-for-dollar and pro rata basis.

Going Concern Matters

The accompanying Consolidated Financial Statements have been prepared assuming that the Company will continue as a going concern. However, there is substantial doubt about the Company’s ability to continue as a going concern based on the factors previously discussed. The Consolidated Financial Statements do not include any adjustments related to the recoverability and classification of recorded assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern. The Consolidated Financial Statements do not purport to reflect or provide for the consequences of our Chapter 11 proceedings. In particular, the financial statements do not purport to show (i) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (ii) as to pre-petition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (iii) as to shareowners’ equity accounts, the effect of any changes that may be made in our capitalization; or (iv) as to operations, the effect of any changes that may be made to our business. The Company’s ability to continue as a going concern is dependent upon, among other things, the ability of the Company to return to historic levels of profitability and, in the near term, restructure its obligations in a manner that allows it to obtain confirmation of a plan of reorganization by the Bankruptcy Court.

Pilgrim's Pride Corporation

Financial Reporting Considerations

The Company applied ASC (defined below) 852 in preparing the Consolidated Financial Statements. ASC 852 requires that the financial statements, for periods subsequent to the Chapter 11 filing, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred in the bankruptcy proceedings are recorded in Reorganization items, net on the accompanying Consolidated Statements of Operations. In addition, pre-petition obligations that may be impacted by the bankruptcy reorganization process have been classified on the Consolidated Balance Sheet at September 26, 2009, in Liabilities subject to compromise. These liabilities are reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts.

The Debtors’ reorganization items for 2009 consisted of the following (in thousands):

Professional fees directly related to reorganization (a)	$34,831
DIP Credit Agreement related expenses	11,375
Net gain on asset disposals(b)	(15,850)
Other (c)	56,919

Reorganization items, net	$87,275

(a)
Professional fees directly related to the reorganization include post-petition fees associated with advisors to the Debtors, the statutory committee of unsecured creditors and certain secured creditors. Professional fees are estimated by the Debtors and will be reconciled to actual invoices when received.

(b)
Net gain on asset disposals includes (i) a gain recognized on the sale of the Farmerville, Louisiana, processing facility, (ii) a gain recognized on the sale of undeveloped land in Camp County, Texas, and (iii) a loss recognized on the sale of the Company’s interest in a hog farming joint venture.

(c)
Other expenses includes (i) severance, grower pay, live flock impairment, inventory disposal costs, equipment relocation costs and other shutdown costs related to the closed processing facilities in Douglas, Georgia; El Dorado, Arkansas; Farmerville, Louisiana; Franconia, Pennsylvania; Dalton, Georgia; Athens, Georgia; and Athens, Alabama, (ii) severance costs related to the closed distribution center in Houston, Texas, the February 2009 Operations management reduction-in-force (“RIF”) action, the April 2009 non-production employee RIF action, and reduced or consolidated production at various facilities throughout the US, (iii) asset impairment costs related to the closed processing facility in Dalton, Georgia, and (iv) fees associated with the termination of the RPA on December 3, 2008.

In May 2009, the Company sold its closed processing complex and certain inventories in Farmerville, Louisiana, for $72.3 million. The Company recognized a gain of $15.0 million on this transaction that is included in Reorganization items, net on its Consolidated Statement of Operations. In June 2009, the Company disposed of its interest in a hog farming joint venture and wrote off outstanding receivables due from that joint venture. The Company recognized a loss on these transactions of $2.8 million that is included in Reorganization items, net on its Consolidated Statement of Operations. In July 2009, the Company sold undeveloped land in Camp County, Texas, for $4.9 million. The Company recognized a gain of $3.5 million on this transaction that is included in Reorganization items, net on its Consolidated Statement of Operations.

Pilgrim's Pride Corporation

Net cash paid for reorganization items in 2009 totaled $51.7 million. This represented payment of professional fees directly related to the reorganization totaling $25.4 million, payment of DIP Credit Agreement related expenses totaling $11.4 million, severance payments of $8.6 million, payment of facility closure costs totaling $5.6 million and payment of fees associated with the termination of the RPA totaling $0.7 million.

For additional information on costs related to (i) the closures of our facilities in Douglas, Georgia; El Dorado, Arkansas; Farmerville, Louisiana; Franconia, Pennsylvania; Dalton, Georgia; Athens, Georgia; and Athens, Alabama, and (ii) severance costs related to the closed distribution center in Houston, Texas, the February 2009 Operations management RIF action, the April 2009 non-production employee RIF action and reduced or consolidated production at various facilities throughout the US, see Note F—Restructuring Activities.

Liabilities subject to compromise refers to both secured and unsecured obligations that will be accounted for under a plan of reorganization. Generally, actions to enforce or otherwise effect payment of pre-Chapter 11 liabilities are stayed. ASC 852 requires pre-petition liabilities that are subject to compromise to be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. These liabilities represent the estimated amount expected to be allowed on known or potential claims to be resolved through the Chapter 11 process, and remain subject to future adjustments arising from negotiated settlements, actions of the Bankruptcy Court, rejection of executory contracts and unexpired leases, the determination as to the value of collateral securing the claims, proofs of claim, or other events. Liabilities subject to compromise also include certain items that may be assumed under the plan of reorganization, and as such, may be subsequently reclassified to liabilities not subject to compromise. As some uncertainty will continue to exist until the Bankruptcy Court confirms a plan of reorganization, the Company has included its secured and unsecured debt in liabilities subject to compromise. However, should the Proposed Plan be confirmed, these liabilities will not be compromised. At hearings held in December 2008, the Bankruptcy Court granted final approval of many of the Debtors’ “first day” motions covering, among other things, human capital obligations, supplier relations, insurance, customer relations, business operations, certain tax matters, cash management, utilities, case management and retention of professionals. Obligations associated with these matters are not classified as liabilities subject to compromise.

Because the Bankruptcy Court has not confirmed the Proposed Plan or finally determined which claims will be allowed or disallowed and, under the Proposed Plan, the secured and unsecured debt of the Company will not be compromised if the Proposed Plan is confirmed by the Bankruptcy Court, the Company has not adjusted its deferred financing costs related to secured and unsecured debt as a valuation of the allowed claim. Deferred financing costs of $19.1 million are included in Other Assets at September 26, 2009. The Company may be required to expense these amounts or a portion thereof as reorganization items if the Bankruptcy Court ultimately definitively determines that a portion of the debt is not an allowed claim. The Company also expects to expense these amounts in the first quarter of 2010 if it executes the Exit Credit Facility.

Pilgrim's Pride Corporation

The Debtors have rejected certain pre-petition executory contracts and unexpired leases with respect to the Debtors’ operations with the approval of the Bankruptcy Court and may reject additional ones in the future. Damages resulting from rejection of executory contracts and unexpired leases are generally treated as general unsecured claims and will be classified as liabilities subject to compromise. Holders of pre-petition claims were required to file proofs of claims by the “general bar date” of June 1, 2009. A bar date is the date by which certain claims against the Debtors must be filed if the claimants wish to receive any distribution in the Chapter 11 cases. Creditors were notified of the general bar date and the requirement to file a proof of claim with the Bankruptcy Court. Differences between liability amounts estimated by the Debtors and claims filed by creditors are being investigated and, if necessary, the Bankruptcy Court will make a final determination of the allowable amount. Currently, the aggregate amount of claims filed by creditors exceeds the aggregate amount of claims recognized and estimated by the Debtors. Management believes the aggregate amount of claims presently recognized by the Debtors will ultimately not materially vary from the aggregate amount of claims allowed by the Bankruptcy Court. The determination of how liabilities will ultimately be treated cannot be made until the Bankruptcy Court approves a Chapter 11 plan of reorganization. Accordingly, the ultimate amount or treatment of such liabilities is not determinable at this time.

Liabilities subject to compromise consisted of the following:

September 26, 2009
(In thousands)
Accounts payable	$85,250
Accrued expenses	139,319
Secured long-term debt	1,347,036
Unsecured long-term debt	656,996
Other long-term liabilities	4,560

Total liabilities subject to compromise	$2,233,161

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

Pilgrim's Pride Corporation

Condensed Combined Financial Information of Debtors

The following unaudited condensed combined financial information is presented for the Debtors as of September 26, 2009 or for the year then ended (in thousands):

Balance Sheet Information:
Receivables from affiliates	$113,302
Other current assets	1,091,354
Identified intangible assets	57,179
Investment in subsidiaries	325,856
Property, plant and equipment, net	1,378,918
Other assets	85,744

Total assets	$3,052,353

Current liabilities	$401,651
Long-term liabilities	254,410

Liabilities not subject to compromise	656,061
Liabilities subject to compromise	2,233,161

Total liabilities	2,889,222
Stockholders’ equity	163,131

Total liabilities and stockholders’ equity	$3,052,353

Statement of Operations Information:
Net sales	$6,454,958
Gross profit	306,614
Operating income	28,470
Reorganization items	84,363
Income from equity affiliates	26,879
Net loss	(151,582)

Statement of Cash Flows Information:
Cash used in operating activities	$158,798
Cash used in investing activities	(11,540)
Cash provided by financing activities	(6,250)

Pilgrim's Pride Corporation

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Pilgrim’s Pride Corporation and its majority owned subsidiaries. We eliminate all significant affiliate accounts and transactions upon consolidation.

The Company reports on the basis of a 52/53-week year that ends on the Saturday closest to September 30. As a result, 2009, 2008, and 2007 each had 52 weeks.

The Company re-measures the financial statements of its Mexico subsidiaries as if the US dollar were the functional currency. Accordingly, we translate assets and liabilities, other than non-monetary assets, of the Mexico subsidiaries at current exchange rates. We translate non-monetary assets using the historical exchange rate in effect on the date of each asset’s acquisition. We translate income and expenses at average exchange rates in effect during the period. Currency exchange gains or losses are included in the line item Miscellaneous, net in the Consolidated Statements of Operations.

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or “Codification”)

On September 26, 2009, the Company adopted Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codificationtm and The Hierarchy of Generally Accepted Accounting Principles. The Codification became the source of authoritative generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification is non-authoritative. GAAP is not intended to be changed as a result of this statement, but will change the way the guidance is organized and presented. The Company has implemented the Codification in the consolidated financial statements by providing references to the ASC topics.

Accounting Adjustments and Reclassifications

We have made certain reclassifications to the 2008 and 2007 Consolidated Financial Statements with no impact to reported net income (loss) in order to conform to the 2009 presentation.

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

Pilgrim's Pride Corporation

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

Inventories

Live poultry inventories are stated at the lower of cost or market and breeder hens at the lower of cost, less accumulated amortization, or market. The costs associated with breeder hens are accumulated up to the production stage and amortized over the productive lives using the unit-of-production method. Finished poultry products, feed, eggs and other inventories are stated at the lower of cost (average) or market.

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

Pilgrim's Pride Corporation

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

Pilgrim's Pride Corporation

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

The Company reviews its deferred tax assets for recoverability and establishes a valuation allowance based on historical taxable income, potential for carry back of tax losses, projected future taxable income, applicable tax strategies, and the expected timing of the reversals of existing temporary differences. A valuation allowance is provided when it is more likely than not that some or all of the deferred tax assets will not be realized. Valuation allowances have been established primarily for US federal and state net operating loss carry forwards and Mexico net operating loss carry forwards. See Note N—Income Taxes to the Consolidated Financial Statements.
Taxes are provided for foreign subsidiaries based on the assumption that their earnings will be indefinitely reinvested. As such, US deferred income taxes have not been provided on these earnings. If such earnings were not considered indefinitely reinvested, certain deferred foreign and US income taxes would be provided.

Pilgrim's Pride Corporation

On September 30, 2007, the Company adopted guidance under ASC 740 that provides a recognition threshold and measurement criteria for the financial statement recognition of a tax benefit taken or expected to be taken in a tax return. Tax benefits are recognized only when it is more likely than not, based on the technical merits, that the benefits will be sustained on examination. Tax benefits that meet the more-likely-than-not recognition threshold are measured using a probability weighting of the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. Whether the more-likely-than-not recognition threshold is met for a particular tax benefit is a matter of judgment based on the individual facts and circumstances evaluated in light of all available evidence as of the balance sheet date. See Note N—Income Taxes to the Consolidated Financial Statements.

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

Pilgrim's Pride Corporation

Derivative Financial Instruments

The Company has historically attempted to mitigate certain financial exposures, including commodity purchase exposures and interest rate risk, through a program of risk management that included the use of derivative financial instruments. We recognize all derivative financial instruments in the Consolidated Balance Sheets at fair value. At September 27, 2008, the Company recorded a liability for futures contracts with an aggregate fair value of $18.0 million executed to manage the price risk on 19.1 million bushels of corn and 0.3 million tons of soybean meal. We discontinued the use of derivative financial instruments in October 2008.

We elected not to designate derivative financial instruments executed to mitigate commodity purchase exposures as hedges of forecasted transactions or of the variability of cash flows to be received or paid related to recognized assets or liabilities (“cash flow hedges”). Therefore, we recognized changes in the fair value of these derivative financial instruments immediately in earnings. Gains or losses related to these derivative financial instruments are included in the line item Cost of sales in the Consolidated Statements of Operations. The Company recognized $21.1 million and $38.3 million in losses related to changes in the fair value of its derivative financial instruments during 2009 and 2008, respectively.

Net Income (Loss) per Common Share

Net income (loss) per common share is based on the weighted average number of shares of common stock outstanding during the year. The weighted average number of shares outstanding (basic and diluted) included herein were 74,055,733, 69,337,326 and 66,555,733 shares in 2009, 2008 and 2007, respectively. The Company did not include any common stock equivalents in the fully diluted computation for 2009; the common stock equivalents would have been antidilutive because of the Company's net loss in that year. The Company did not have any common stock equivalents in 2008 or 2007.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the US requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We make significant estimates in regard to receivables collectability; inventory valuation; realization of deferred tax assets; valuation of long-lived assets, including goodwill; valuation of contingent liabilities, liabilities subject to compromise and self insurance liabilities; valuation of pension and other postretirement benefits obligations; and valuation of acquired businesses.

Subsequent Events

The Company has evaluated subsequent events through the issuance of these financial statements, which occurred on November 20, 2009.

Pilgrim's Pride Corporation

Recently Adopted Accounting Pronouncements

On September 28, 2008, the Company adopted guidance under ASC 820-10 for financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company will not adopt the subject guidance under ASC 820-10 until September 27, 2009 for nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The subject guidance under ASC 820-10 clarifies the definition of fair value and the methods used to measure fair value. It also expands disclosures about fair value measurements. The adoption of the subject guidance under ASC 820-10 did not have a material impact on the Company’s consolidated financial statements. See Note G—Financial Instruments for expanded disclosures about the fair value measurements used for the Company’s financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis.

Effective March 29, 2009, the Company adopted guidance under ASC 855-10 that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of the subject guidance under ASC 855-10 did not have a material impact on the Company’s consolidated financial statements. See “Subsequent Events” above for additional information regarding the subsequent events date used for this report.

Accounting Pronouncements Issued But Not Yet Adopted

In December 2007, the FASB issued guidance under ASC 805 that establishes principles and requirements for how the acquirer (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. It also requires an acquirer to recognize as expense most transaction and restructuring costs as incurred, rather than include such items in the cost of the acquired entity. For the Company, the subject guidance under ASC 805 will apply prospectively to business combinations for which the acquisition date is on or after September 27, 2009. The Company will evaluate the impact of the subject guidance under ASC 805 on any potential future business combinations that may occur on or after the effective date.

Pilgrim's Pride Corporation

In December 2007, the FASB issued guidance under ASC 810-10 that establishes standards for how a reporting entity (i) identifies, labels and presents in its consolidated statement of financial position the ownership interests in subsidiaries held by parties other than itself, (ii) identifies and presents on the face of its consolidated statement of operations the amount of consolidated net income attributable to itself and to the noncontrolling interest, (iii) accounts for changes in its ownership interest while it retains a controlling financial interest in a subsidiary, (iv) initially measures any retained noncontrolling equity investment in a subsidiary that is deconsolidated, and (v) discloses other information about its interests and the interests of the noncontrolling owners. For the Company, the subject guidance under ASC 810-10 will apply prospectively effective September 27, 2009. The Company should also apply retroactively the presentation and disclosure requirements of the subject guidance under ASC 810-10 for all periods presented at that time. The Company does not expect the adoption of the subject guidance under ASC 810-10 will have a material impact on its consolidated financial statements.

In April 2008, the FASB issued guidance under both ASC 275-10 and ASC 350-30 that amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets. For the Company, the subject guidance under ASC 275-10 and ASC 350-30 will apply prospectively to intangible assets acquired on or after September 27, 2009. The Company does not expect the adoption of the subject guidance under ASC 275-10 or ASC 350-30 will have a material impact on its consolidated financial statements.

In December 2008, the FASB issued guidance under ASC 715-20 that provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan, including disclosures about investment policies and strategies, categories of plan assets, fair value measurements of plan assets and significant concentrations of risk. For the Company, the subject guidance under ASC 715-20 will apply to the Company’s postretirement benefit plan assets effective September 27, 2009. The Company does not expect the adoption of the subject guidance under ASC 715-20 will have a material impact on its consolidated financial statements.

NOTE C—MARKET RISKS AND CONCENTRATIONS

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents, investment securities and trade accounts receivable. The Company’s cash equivalents and investment securities are high-quality debt and equity securities placed with major banks and financial institutions. The Company’s trade accounts receivable are generally unsecured. Credit evaluations are performed on all significant customers and updated as circumstances dictate. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers and their dispersion across geographic areas. With the exception of one customer that accounts for approximately 13% of trade accounts and other receivables at September 26, 2009, and approximately 12% of net sales for 2009 primarily related to our chicken segment, the Company does not believe it has significant concentrations of credit risk in its trade accounts receivable.

Pilgrim's Pride Corporation

At September 26, 2009, approximately 31% of the Company’s employees were covered under collective bargaining agreements. Approximately 265 employees covered under collective bargaining agreements are covered under agreements that expired in 2009 and have yet to be renegotiated or will expire in 2010. We have not experienced any work stoppage at any location in over five years. We believe our relations with our employees are satisfactory. At any given time, we will be in some stage of contract negotiation with various collective bargaining units.

NOTE D—BUSINESS ACQUISITION

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

For financial reporting purposes, we have not included the operating results and cash flows of Gold Kist in our consolidated financial statements for the period from December 27, 2006, through December 30, 2006. The operating results and cash flows of Gold Kist from December 27, 2006, through December 30, 2006 were not material. We have included the acquired assets and assumed liabilities in our balance sheet using an allocation of the purchase price based on an appraisal received from a third-party valuation specialist.

The following summarizes the purchase price for Gold Kist at December 27, 2006 (in thousands):

Purchase of 50,146,368 shares at $21.00 per share	$1,053,074
Premium paid on retirement of debt	22,208
Retirement of share-based compensation awards	25,677
Transaction costs and fees	37,740

Total purchase price	$1,138,699

We retired the Gold Kist 10 1/4% Senior Notes due 2014 with a book value of $128.5 million at a cost of $149.8 million plus accrued interest and the Gold Kist Subordinated Capital Certificates of Interest at par plus accrued interest and a premium of one year’s interest. We also paid acquisition transaction costs and funded change in control payments to certain Gold Kist employees. This acquisition was initially funded by (i) $780.0 million borrowed under our revolving-term secured credit facility and (ii) $450.0 million borrowed under our $450.0 million Senior Unsecured Term Loan Agreement (“Bridge Loan”). For additional information, see Note M—Short-Term Notes Payable and Long-Term Debt.

Pilgrim's Pride Corporation

In connection with the acquisition, we elected to freeze certain of the Gold Kist benefit plans with the intent to ultimately terminate them. We recorded a purchase price adjustment of $65.6 million to increase the benefit plans liability to the $82.5 million estimated cost of these plan terminations. We do not anticipate any material net periodic benefit costs (income) related to these plans in the future. Additionally, we conformed Gold Kist’s accounting policies to our accounting policies and provided for deferred income taxes on all related purchase adjustments.

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

Pilgrim's Pride Corporation

Goodwill, which was recognized in the Company’s chicken segment, represented the purchase price in excess of the value assigned to identifiable tangible and intangible assets. We elected to acquire Gold Kist at a price that resulted in the recognition of goodwill because we believed the following strategic and financial benefits were present:

•
The combined company would be positioned as the world’s leading chicken producer and that position would provide us with enhanced abilities to (i) compete more efficiently and provide even better customer service, (ii) expand our geographic reach and customer base, (iii) further pursue value-added and prepared chicken opportunities and (iv) offer long-term growth opportunities for our stockholders, employees, and growers.

•	The combined company would be better positioned to compete in the industry both internationally and in the US as additional consolidation occurred.

As discussed in Note J—Intangible Assets, because of the deterioration in the chicken industry subsequent to the acquisition, the Company determined that this goodwill was fully impaired at September 27, 2008.

The amortizable intangible assets were determined by us to have finite lives. The useful life for the customer relationships intangible asset we recognized was based on our forecasts of customer turnover. The useful life for the trade name intangible asset we recognized was based on the estimated length of our use of the Gold Kist trade name while it is phased out and replaced with the Pilgrim’s Pride trade name. The useful life of the non-compete agreements intangible asset we recognized was based on the remaining life of the agreements. We amortize these intangible assets over their remaining useful lives on a straight-line basis. Annual amortization expense for these intangible assets was $8.4 million, $8.4 million and $6.3 million in 2009, 2008 and 2007, respectively. We expect to recognize annual amortization expense of $5.1 million in 2010, $3.9 million in each year from 2011 through 2019, and $1.0 million in 2020.

The following unaudited pro forma financial information has been presented as if the acquisition had occurred at the beginning of each period presented (in thousands, except shares and per share data):

2007
Pro forma

Net sales	$8,026,422
Depreciation and amortization	$228,539
Operating income (loss)	$206,640
Interest expense, net	$144,354
Income (loss) from continuing operations before taxes	$43,900
Income (loss) from continuing operations	$17,331
Net income (loss)	$12,832
Income (loss) from continuing operations per common share	$0.26
Net income (loss) per common share	$0.19
Weighted average shares outstanding	66,555,733

Pilgrim's Pride Corporation

NOTE E—DISCONTINUED BUSINESS

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

For a period of time, we continued to generate operating results and cash flows associated with our discontinued turkey business. These activities were transitional in nature. We entered into a short-term co-pack agreement with the acquirer of the discontinued turkey business under which they processed turkeys for sale to our customers through the end of 2008. We had no remaining turkey inventories as of September 26, 2009, and did not recognize operating results related to our discontinued turkey business after the second quarter of 2009.

Neither our continued involvement in the distribution and sale of these turkeys or the co-pack agreement conferred upon us the ability to influence the operating and/or financial policies of the turkey business under its new ownership.

No debt was assumed by the acquirer of the discontinued turkey business or required to be repaid as a result of the disposal transaction. We elected to allocate to the discontinued turkey operation other consolidated interest that was not directly attributable to or related to other operations of the Company based on the ratio of net assets to be sold or discontinued to the sum of the total net assets of the Company plus consolidated debt. Interest allocated to the discontinued business totaled $1.4 million and $2.6 million in 2008 and 2007, respectively. We did not allocate interest to the discontinued business in 2009.

The following amounts related to our turkey business have been segregated from continuing operations and included in the line items Income (loss) from operation of discontinued business, net of tax and Gain on sale of discontinued business, net of tax in the Consolidated Statements of Operations:

	2009	2008	2007
	(In thousands)
Net sales	$25,788	$86,261	$99,987

Income (loss) from operation of discontinued business before income taxes	$962	$(11,746)	$(7,228)
Income tax expense (benefit)	363	(4,434)	(2,729)

Income (loss) from operation of discontinued business, net of tax	$599	$(7,312)	$(4,499)

Gain on sale of discontinued business before income taxes	$—	$1,450	$—
Income tax expense	—	547	—

Gain on sale of discontinued business, net of tax	$—	$903	$—

Pilgrim's Pride Corporation

There are no assets or liabilities related to our discontinued turkey business as of September 26, 2009. The following assets and liabilities related to our discontinued turkey business have been segregated and included in the line items Assets of discontinued business and Liabilities of discontinued business, as appropriate, in the Consolidated Balance Sheets as of September 27, 2008 (in thousands):

Trade accounts and other receivables, less allowance for doubtful accounts	$5,881
Inventories	27,638

Assets of discontinued business	$33,519

Accounts payable	$7,737
Accrued expenses	3,046

Liabilities of discontinued business	$10,783

NOTE F—RESTRUCTURING ACTIVITIES

In 2008 and 2009, the Company completed the following restructuring activities:

•
Closed processing facilities or complexes in Dalton, Georgia; Douglas, Georgia; El Dorado, Arkansas; Franconia, Pennsylvania; Clinton, Arkansas; Bossier City, Louisiana; and Siler City, North Carolina,

•	Sold a closed processing complex in Farmerville, Louisiana,
•	Announced the October 2009 closures of processing facilities in Athens, Alabama, and Athens, Georgia,
•	Sold closed distribution centers in Cincinnati, Ohio; Plant City, Florida; El Paso, Texas, and Pompano Beach, Florida,
•	Closed distribution centers in Houston, Texas; Oskaloosa, Iowa; Jackson, Mississippi, and Nashville, Tennessee,
•	Reduced its workforce by approximately 440 non-production positions, including the resignations of the former Chief Executive Officer and former Chief Operating Officer,
•	Closed an administrative office building in Duluth, Georgia, in June 2008, and
•	Reduced or consolidated production at various other facilities throughout the US.

Significant actions that occurred from the second quarter of 2009 through the fourth quarter of 2009 were approved by the Bankruptcy Court, when required under the Bankruptcy Code, as part of the Company’s reorganization efforts. Significant actions that occurred from the second quarter of 2008 through the first quarter of 2009 were approved by the Company’s Board of Directors as part of a plan intended to curtail losses amid record-high costs for corn, soybean meal and other feed ingredients and an oversupply of chicken in the US. These actions began in March 2008 and were completed in June 2009. These restructuring activities eliminated approximately 10,500 positions.

Pilgrim's Pride Corporation

Results of operations for 2009 and 2008 included restructuring charges totaling $30.5 million and $16.2 million, respectively, related to these actions. All of these restructuring charges, with the exception of certain lease continuation costs, have resulted in cash expenditures or will result in cash expenditures within one year. Results of operations for 2009 also included adjustments totaling $9.2 million that reduced the accrued costs. These adjustments included the elimination of accrued severance costs in excess of actual severance costs incurred during 2009, the assumption of the Duluth, Georgia, lease obligation by an outside party during the second quarter of 2009, the elimination of accrued other restructuring costs in excess of actual other restructuring costs incurred for several of the 2008 restructuring actions during the second quarter of 2009 and the elimination of accrued other restructuring costs in excess of actual other restructuring costs incurred for the Douglas, Georgia, reorganization action during the third quarter of 2009.

The following table sets forth restructuring activity that occurred during 2008 and 2009:

	Accrued Lease Obligation	Accrued Severance and Employee Retention	Accrued Other Restructuring Costs	Restructuring Inventory Reserves	Total
	(In thousands)
September 29, 2007	$—	$—	$—	$—	$—

Accruals	4,778	4,000	7,378	2,021	18,177
Payment / Disposal	(312)	(1,306)	(1,727)	(806)	(4,151)
Adjustments	—	—	—	(3)	(3)

September 27, 2008	4,466	2,694	5,651	1,212	14,023

Accruals	—	17,830	7,667	5,029	30,526
Payment / Disposal	(622)	(12,876)	(2,753)	(4,775)	(21,026)
Adjustments	(2,202)	(4,305)	(2,454)	(212)	(9,173)

September 26, 2009	$1,642	$3,343	$8,111	$1,254	$14,350

Costs incurred in the second, third and fourth quarters of 2009 were primarily classified as reorganization items. Consistent with the Company's previous practice and because management believes costs incurred in 2008 and the first quarter of 2009 were related to ceasing production at previously announced facilities and not directly related to the Company's ongoing production, they are classified as a component of operating income (loss) below gross profit.

The Company recognized losses totaling $12.5 million in 2009 related to sales of unneeded broiler eggs and live flock depletion. In 2008, the Company recognized losses totaling $13.9 million related to sales of unneeded broiler eggs. These losses were recognized as components of gross profit (loss).

The Company recognized impairment charges totaling $5.4 million in 2009 to reduce the carrying amounts of certain property, plant and equipment located at a facility closed in 2009 to their estimated fair values. These costs were classified as reorganization items. The Company recognized impairment charges totaling $13.1 million in 2008 to reduce the carrying amounts of certain property, plant, equipment and other assets located at or related to facilities closed in 2008 to their estimated fair values. Consistent with our previous practice and because management believes the realization of the carrying amounts of the affected assets was directly related to the Company's production activities, the charges were reported as a component of gross profit (loss).

Pilgrim's Pride Corporation

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

NOTE G—FINANCIAL INSTRUMENTS

The asset (liability) amounts recorded in the Consolidated Balance Sheet (carrying amounts) and the estimated fair values of financial instruments at September 26, 2009, consisted of the following:

	Carrying Amount	Fair Value	Reference
	(In thousands)
Cash and cash equivalents	$220,029	$220,029
Trade accounts and other receivables	316,953	316,953	Note H
Investments in available-for-sale securities	62,616	62,616
Long-term restricted cash and cash equivalents (a)	10,072	10,072
Accounts payable and accrued expenses	(491,432)	(491,432)	Note L
Public debt obligations	(656,996)	(717,206)	Note M
Non-public credit facilities	(1,388,098)	(b)	Note M

(a)	Long-term restricted cash and cash equivalents collateralize self-insurance obligations and are included in Other assets on the Consolidated Balance Sheet.

(b)
Management expects that the fair value of our non-public credit facilities has decreased below the aggregate face value of those facilities, but cannot reliably estimate the aggregate fair value at this time as a result of our Chapter 11 bankruptcy filing.

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

Pilgrim's Pride Corporation

The following is a summary of our cash equivalents and current and long-term investments in available-for-sale securities:

	September 26, 2009		September 27, 2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Cash equivalents:
Fixed income securities	$3,414	$3,562	$—	$—
Equity securities	11	11	12	12
Other	35,617	35,617	36,912	36,912

Current investments:
Fixed income securities	$5,174	$5,302	$9,798	$9,835
Other	—	—	604	604

Long-term investments:
Fixed income securities	$46,843	$49,477	$44,041	$44,882
Equity securities	6,595	6,769	10,986	9,775
Other	1,300	1,068	1,300	1,197

Maturities for the Company’s investments in fixed income securities as of September 26, 2009, were as follows:

	Fair Value	Percent
	(In thousands)
Matures in less than one year	$8,864	15.1%
Matures between one and two years	12,473	21.4%
Matures between two and five years	33,808	58.0%
Matures in excess of five years	3,196	5.5%

	$58,341	100.0%

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

Pilgrim's Pride Corporation

Effective September 28, 2008, the Company adopted guidance under ASC 815 that establishes a framework for measuring fair value and required enhanced disclosures about fair value measurements. The subject guidance under ASC 815 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The subject guidance under ASC 815 also requires disclosure about how fair value was determined for assets and liabilities and established a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs as follows:

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

As of September 26, 2009, the Company held certain items that are required to be measured at fair value on a recurring basis. These included cash and cash equivalents, short-term investments in available-for-sale securities and long-term investments in available-for-sale securities. Cash equivalents consist of short-term, highly liquid, income-producing investments such as money market funds and other funds that have maturities of 90 days or less which are traded in active markets. Short-term investments in available-for-sale securities consist of short-term, highly liquid, income-producing investments such as municipal debt securities that have maturities of greater than 90 days but less than one year. Long-term investments in available-for-sale securities consist of income-producing investments such as municipal debt securities, corporate debt securities, equity securities and fund-of-funds units that have maturities of greater than one year.

The following items are measured at fair value on a recurring basis at September 26, 2009:

	Level 1	Level 2	Level 3	Total
	(In thousands)
Cash equivalents	$33,063	$6,127	$—	$39,190
Short-term investments in available-for-sale securities	—	5,302	—	5,302
Long-term investments in available-for-sale securities	6,769	49,477	1,068	57,314
Long-term restricted cash and cash equivalents	10,072	—	—	10,072

Pilgrim's Pride Corporation

The following table presents the Company’s activity for assets measured at fair value on a recurring basis using significant unobservable (Level 3) inputs for 2009:

	Fund of Funds	Auction Rate Securities	Total
	(In thousands)
Balance at September 27, 2008	$1,197	$3,850	$5,047
Sale of securities	—	(3,850)	(3,850)
Included in other comprehensive income	(129)	—	(129)

Balance at September 26, 2009	$1,068	$—	$1,068

NOTE H—TRADE ACCOUNTS AND OTHER RECEIVABLES

Trade accounts and other receivables, less allowance for doubtful accounts, consisted of the following:

	September 26, 2009	September 27, 2008
	(In thousands)
Trade accounts receivable	$307,523	$135,003
Other receivables	14,245	13,854

	321,768	148,857
Allowance for doubtful accounts	(4,815)	(4,701)

Receivables, net	$316,953	$144,156

In connection with the RPA, the Company sold, on a revolving basis, certain of its trade receivables to a special purpose entity (“SPE”) wholly owned by the Company, which in turn sold a percentage ownership interest to third parties. The SPE was a separate corporate entity and its assets were available first and foremost to satisfy the claims of its creditors. The outstanding amount of trade receivables sold at September 27, 2008, was $236.3 million. The gross proceeds resulting from the sales were included in cash flows from operating activities in the Consolidated Statements of Cash Flows. On December 3, 2008, the RPA was terminated and all receivables thereunder were repurchased with proceeds of borrowings under the DIP Credit Agreement. The loss recognized on the sold receivables during 2009 and 2008 was not material.

Pilgrim's Pride Corporation

NOTE I—INVENTORIES

Inventories consisted of the following:

	September 27, 2008	September 27, 2008
	(In thousands)
Chicken:
Live chicken and hens	$287,858	$385,511
Feed and eggs	206,137	265,959
Finished chicken products	249,732	365,123

Total chicken inventories	743,727	1,016,593

Other products:
Commercial feed, table eggs, retail farm store and other	$16,927	$13,358
Distribution inventories (other than chicken products)	3,215	6,212

Total other products inventories	20,142	19,570

Total inventories	$763,869	$1,036,163

Inventories did not include a lower-of-cost-or-market allowance at September 26, 2009. Inventories included a lower-of-cost-or-market allowance of $26.6 million at September 27, 2008. The loss recognized on the application of the rule of lower-of-cost-or-market valuation in 2008 was also $26.6 million.

NOTE J—INTANGIBLE ASSETS

Identified Intangible Assets

Identified intangible assets consisted of the following:

	Useful Life (Years)	Original Cost	Accumulated Amortization	Carrying Amount
		(In thousands)
September 26, 2009:
Trade names	3–15	$39,271	$(22,328)	$16,943
Customer relationships	13	51,000	(10,789)	40,211
Non-compete agreements	3	300	(275)	25

Total intangible assets		$90,571	$(33,392)	$57,179

September 27, 2008:
Trade names		$39,271	$(16,168)	$23,103
Customer relationships		51,000	(6,865)	44,135
Non-compete agreements		300	(175)	125

Total identified intangible assets		$90,571	$(23,208)	$67,363

We recognized amortization expense of $10.2 million, $10.2 million and $8.1 million in 2009, 2008 and 2007, respectively.

We expect to recognize amortization expense associated with identified intangible assets of $6.8 million in 2010 and $5.7 million in each year from 2011 through 2014.

Pilgrim's Pride Corporation

Goodwill

The Company evaluated goodwill as of September 27, 2008, because of the significant deterioration in the operating environment during the fourth quarter of 2008. The Company’s impairment test resulted in a noncash, pretax impairment charge of $501.4 million ($7.40 per share) related to a write-down of the goodwill reported in the Chicken segment. The goodwill was primarily related to the 2007 acquisition of Gold Kist. The charge is not tax deductible because the acquisition of Gold Kist was structured as a tax-free stock transaction. The impairment charge is included in the line item Goodwill impairment in the Consolidated Statement of Operations for the year ended September 27, 2008.

NOTE K—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consisted of the following:

	September 26, 2009	September 27, 2008
	(In thousands)
Land	$109,532	$111,567
Buildings, machinery and equipment	2,468,297	2,465,608
Autos and trucks	57,556	64,272
Construction-in-progress	74,943	74,307

Property, plant and equipment, gross	2,710,328	2,715,754

Accumulated depreciation	(1,210,852)	(1,042,750)

Property, plant and equipment, net	$1,499,476	$1,673,004

Assets Sold

In May 2009, the Company sold its closed processing complex and certain inventories in Farmerville, Louisiana, for $72.3 million. The Company recognized a gain of $15.0 million on this transaction that is included in Reorganization items, net on its Consolidated Statement of Operations. In June 2009, the Company sold its closed distribution center in Plant City, Florida, for $2.4 million. The Company recognized a loss of $0.4 million on this transaction that is included in Selling, general and administrative expenses on its Consolidated Statement of Operations. In July 2009, the Company sold undeveloped land in Camp County, Texas, for $4.9 million. The Company recognized a gain of $3.5 million on this transaction that is included in Reorganization items, net on its Consolidated Statement of Operations.

Idled Assets and Assets Held for Sale

The Company closed its processing complexes in Douglas, Georgia; El Dorado, Arkansas; Franconia, Pennsylvania; and Dalton, Georgia, in the third quarter of 2009 and closed its processing complexes in Bossier City, Louisiana, and Clinton, Arkansas, in the first quarter of 2009. Although the Company has received bids on some of these assets, management has not deemed any of the bids submitted to be acceptable and is not certain whether any bids acceptable to the Company will be received in the future. Management is also not certain that the Board of Directors would determine that it would be in the best interest of the bankruptcy estate to divest of these assets. Management is therefore not certain that it can or will divest of these assets within one year and, accordingly, has not classified them as assets held

Pilgrim's Pride Corporation

for sale. The Company continues to depreciate these assets. The Company recognized impairment charges totaling $5.4 million during the third quarter of 2009 to reduce the carrying amounts of certain idled assets located at the closed processing complex in Dalton, Georgia. At September 26, 2009, the carrying amount of these idled assets was $104.0 million based on depreciable value of $182.7 million and accumulated depreciation of $78.7 million.

The Company currently classifies certain assets related to its closed distribution center in El Paso, Texas, as assets held for sale. At September 26, 2009, and September 27, 2008, the Company reported assets held for sale totaling $0.5 million and $17.4 million, respectively, in Prepaid expenses and other current assets on its Consolidated Balance Sheets.

The Company estimated the fair value of each of its assets held for sale, idled assets and assets in the process of being idled as of September 26, 2009. Most of these assets were valued at their highest and best use—as operating chicken processing facilities. A selected few of these assets were valued as empty facilities. Management does not believe that the aggregate carrying amount of the assets held for sale, idled assets or assets in the process of being idled are significantly impaired at the present time. However, should the carrying amounts of these assets consistently exceed future purchase offers received, if any, recognition of impairment charges could become necessary.

Asset Impairment

In addition to the 2009 asset impairment charges related to idled assets that are discussed above, the Company recognized asset impairment charges totaling $10.2 million during 2008 to reduce the carrying amounts of certain property, plant and equipment located at the facilities discussed in Note E—Restructuring Activities to their estimated fair values.

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

Depreciation

We recognized depreciation expense related to our continuing operations of $217.9 million, $224.4 million and $188.6 million in 2009, 2008 and 2007, respectively. We also recognized depreciation charges related to our discontinued turkey business of $0.7 million and $1.6 million in 2008 and 2007, respectively. We did not incur depreciation charges related to our discontinued turkey business in 2009.

Pilgrim's Pride Corporation

NOTE L—ACCRUED EXPENSES

Accrued expenses not subject to compromise consisted of the following components:

	September 26, 2009	September 27, 2008
	(In thousands)
Compensation and benefits	$107,850	$118,803
Interest and debt maintenance	11,239	35,488
Self insurance	86,081	170,787
Other	104,089	123,745

Total	$309,259	$448,823

For information on accrued restructuring costs, see Note F—Restructuring Activities. For information on accrued expenses subject to compromise, see Note A—Chapter 11 Proceedings.

NOTE M—NOTES PAYABLE AND LONG-TERM DEBT

Short-term notes payable and long-term debt consisted of the following components:

	Maturity	September 26, 2009	September 27, 2008
		(In thousands)
Short-term notes payable:
The DIP Credit Agreement with notes payable at 8.00% plus the greatest of the facility agent's prime rate, the average federal funds rate plus 0.50%, or LIBOR plus 1.00%	2009	$—	$—

Long-term debt:
Senior unsecured notes, at 7 5/8%	2015	$400,000	$400,000
Senior subordinated unsecured notes, at 8 3/8%	2017	250,000	250,000
The Pre-petition BMO Facility with notes payable at LIBOR plus 1.25% to LIBOR plus 2.75% (the “Pre	2013	218,936	181,900
The ING Credit Agreement (defined below) with notes payable at LIBOR plus 1.65% to LIBOR plus 3.125%	2011	41,062	51,613
The Pre-petition CoBank Facility (defined below) with four notes payable at LIBOR plus a spread, one note payable at 7.34% and one note payable at 7.56%	2016	1,126,398	1,035,250
Other	Various	8,698	23,220

Long-term debt		2,045,094	1,941,983
Current maturities of long-term debt		—	(1,874,469)
Long-term debt subject to compromise		(2,004,032)	—

Long-term debt, less current maturities		$41,062	$67,514

Pilgrim's Pride Corporation

Debt Obligations

DIP Credit Agreement.  As previously discussed, on December 1, 2008, the Debtors filed voluntary petitions in the Bankruptcy Court seeking reorganization relief under the Bankruptcy Code. The filing of the Chapter 11 petitions constituted an event of default under certain of our debt obligations, and those debt obligations became automatically and immediately due and payable, subject to an automatic stay of any action to collect, assert, or recover a claim against the Company and the application of applicable bankruptcy law. As a result, the accompanying Consolidated Balance Sheet as of September 27, 2008, includes reclassifications of $1,872.1 million to reflect as current certain long-term debt under the Company’s credit facilities that, absent the stay, would have become automatically and immediately due and payable. Because of the bankruptcy petition, most of the Company’s pre-petition long-term debt is included in Liabilities subject to compromise at September 26, 2009. The Company classifies pre-petition liabilities subject to compromise as a long-term liability because management does not believe the Company will use existing current assets or create additional current liabilities to fund these obligations.

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

The DIP Credit Agreement currently provides for an aggregate commitment of up to $350 million, which permits borrowings on a revolving basis. The commitment includes a $25 million sub-limit for swingline loans and a $20 million sub-limit for letters of credit. Outstanding borrowings under the DIP Credit Agreement bear interest at a per annum rate equal to 8.0% plus the greatest of (i) the prime rate as established by the DIP Agent from time to time, (ii) the average federal funds rate plus 0.5%, or (iii) the LIBOR rate plus 1.0%, payable monthly. The weighted average interest rate for 2009 was 11.25%. The loans under the Initial DIP Credit Agreement were used to repurchase all receivables sold under the Company's RPA. Loans under the DIP Credit Agreement may be used to fund the working capital requirements of the Company and its subsidiaries according to a budget as approved by the required lenders under the DIP Credit Agreement. For additional information on the RPA, see Note H—Trade Accounts and Other Receivables.

Pilgrim's Pride Corporation

Actual borrowings by the Company under the DIP Credit Agreement are subject to a borrowing base, which is a formula based on certain eligible inventory and eligible receivables. The borrowing base formula is reduced by (i) pre-petition obligations under the Pre-petition BMO Facility (ii) administrative and professional expenses incurred in connection with the bankruptcy proceedings, and (iii) the amount owed by the Company and the Subsidiaries to any person on account of the purchase price of agricultural products or services (including poultry and livestock) if that person is entitled to any grower's or producer's lien or other security arrangement. The borrowing base is also limited to 2.22 times the formula amount of total eligible receivables. The DIP Credit Agreement provides that the Company may not incur capital expenditures in excess of $150 million. The Company must also meet minimum monthly levels of EBITDAR. Under the DIP Credit Agreement, "EBITDAR" means, generally, earnings before interest, taxes, depreciation, amortization, and restructuring (writedowns of goodwill and other intangibles, asset impairment charges, certain restructuring and closure costs and other specified costs, charges, losses and gains). The DIP Credit Agreement also provides for certain other covenants, various representations and warranties, and events of default that are customary for transactions of this nature. As of September 26, 2009, the applicable borrowing base and the amount available for borrowings under the DIP Credit Agreement were both $329.2 million as there were no outstanding borrowings under the Credit Agreement.

The principal amount of outstanding loans under the DIP Credit Agreement, together with accrued and unpaid interest thereon, are payable in full at maturity on December 1, 2009, subject to extension for an additional six months with the approval of all lenders thereunder. The Company has requested a two-month extension. All obligations under the DIP Credit Agreement are unconditionally guaranteed by the Subsidiaries and are secured by a first priority priming lien on substantially all of the assets of the Company and the Subsidiaries, subject to specified permitted liens in the DIP Credit Agreement. Under the terms of the DIP Credit Agreement and applicable bankruptcy law, the Company may not pay dividends on the common stock while it is in bankruptcy.

Pilgrim's Pride Corporation

Pre-petition CoBank Facility.  In September 2006, the Company entered into an amended and restated revolver/term credit agreement with a maturity date of September 21, 2016 (the “Pre-petition CoBank Facility”). The Pre-petition CoBank Facility provided for an aggregate commitment of $1.172 billion consisting of (i) a $550 million revolving/term loan commitment and (ii) $622.4 million in various term loans. At September 26, 2009, the Company had $506.7 million outstanding under the revolver and $619.7 million outstanding in various term loans. The Pre-petition CoBank Facility is presently secured by certain fixed assets. The fixed rate term loans bear interest at rates ranging from 7.34% to 7.56%. The voluntary converted loans bear interest at rates ranging from LIBOR plus 1.0%-2.0%, depending upon the Company’s total debt to capitalization ratio. The floating rate term loans bear interest at LIBOR plus 1.50%-1.75% based on the ratio of the Company’s debt to EBITDA, as defined in the Pre-petition CoBank Facility credit agreement. The revolving/term loans provide for interest rates ranging from LIBOR plus 1.0%-2.0%, depending upon the Company’s total debt to capitalization ratio. Commitment fees charged on the unused balance of this facility range from 0.20% to 0.40%, depending upon the Company’s total debt to capitalization ratio. In connection with temporary amendments to certain of the financial covenants under the Pre-petition CoBank Facility on April 30, 2008, the interest rates were temporarily increased until September 26, 2009 to the following ranges: (i) voluntary converted loans: LIBOR plus 1.5%-3.0%; (ii) floating rate terms loans: LIBOR plus 2.00%-2.75%; and (iii) revolving term loans: LIBOR plus 1.5%-3.0%. In connection with these amendments, the commitment fees were temporarily increased for the same period to range from 0.275%-0.525%. As a result of the Company's Chapter 11 filing, after December 1, 2008, interest will accrue at the default rate, which is two percentage points above the interest rate otherwise applicable under the Pre-petition CoBank Facility. One-half of the outstanding obligations under the Pre-petition CoBank Facility are guaranteed by Pilgrim Interests, Ltd., an entity affiliated with our Senior Chairman, Lonnie “Bo” Pilgrim. The filing of the bankruptcy petitions also constituted an event of default under Pre-petition CoBank Facility. As a result of such event of default, all obligations under Pre-petition CoBank Facility became automatically and immediately due and payable, subject to an automatic stay of any action to collect, assert, or recover a claim against the Company and the application of applicable bankruptcy law.

Pre-petition BMO Facility.  In February 2007, the Company entered into the Pre-petition BMO Facility with credit commitment of up to $300 million and a final maturity date of February 18, 2013. The Pre-petition BMO Facility provides for interest rates ranging from LIBOR plus 0.75-1.75%, depending upon our total debt to capitalization ratio. The obligations under the Pre-petition BMO Facility are secured by domestic chicken inventories and receivables that were not sold pursuant to the RPA. Commitment fees charged on the unused balance of the Pre-petition BMO Facility range from 0.175% to 0.35%, depending upon the Company’s total debt to capitalization ratio. In connection with temporary amendments to certain of the financial covenants under the Pre-petition BMO Facility on April 30, 2008, the interest rates were temporarily increased until September 26, 2009 to range between LIBOR plus 1.25%-2.75%. In connection with these amendments, the commitment fees were temporarily increased for the same period to range from 0.25%-0.50%. As a result of the Company's Chapter 11 filing, after December 1, 2008, interest will accrue at the default rate, which is two percentage points above the interest rate otherwise applicable under the Pre-petition BMO Facility. One-half of the outstanding obligations under the Pre-petition BMO Facility are guaranteed by Pilgrim Interests, Ltd., an entity affiliated with our Senior Chairman, Lonnie “Bo” Pilgrim. The filing of the bankruptcy petitions also constituted an event of default under Pre-petition BMO Facility. As a result of such event of default, all obligations under the Pre-petition BMO Facility became automatically and immediately due and payable, subject to an automatic stay of any action to collect, assert, or recover a claim against the Company and the application of applicable bankruptcy law.

Pilgrim's Pride Corporation

Mexico Revolving Credit Facility.  On September 25, 2006, a subsidiary of the Company, Avícola Pilgrim’s Pride de México, S. de R.L. de C.V. (the “Mexico Borrower”), entered into a secured revolving credit agreement (the “ING Credit Agreement”) with ING Capital, LLC, as agent (the “Mexico Agent”) and the lenders party thereto (the “Mexico Lenders”). The ING Credit Agreement has a final maturity date of September 25, 2011 and a revolving commitment of 558 million Mexican pesos, a US dollar-equivalent 41.1 million at September 26, 2009. Outstanding amounts bear interest at rates ranging from the higher of the Prime Rate or Federal Funds Effective Rate plus 0.5%; LIBOR plus 1.65%-3.125%; or TIIE plus 1.05%-2.55% depending on the loan designation. Obligations under this agreement are secured by a security interest in and lien upon all capital stock and other equity interests of the Company’s Mexican subsidiaries (other than the Borrower). All the obligations of the Borrower are secured by unconditional guaranty by the Company. At September 26, 2009, $41.1 million was outstanding and no other funds were available for borrowing under this line. Borrowings are subject to “no material adverse effect” provisions.

On November 30, 2008, the Company and certain non-Debtor Mexico subsidiaries of the Company (the "Mexico Subsidiaries") entered into a Waiver Agreement and Second Amendment to Credit Agreement (the "Waiver Agreement") with the Mexico Agent and the Mexico Lenders. Under the Waiver Agreement, the Mexico Agent and the Mexico Lenders waived any default or event of default under the ING Credit Agreement resulting from the Company's filing of its bankruptcy petition with the Bankruptcy Court. Pursuant to the Waiver Agreement, outstanding amounts under the ING Credit Agreement now bear interest at a rate per annum equal to: the LIBOR Rate, the Base Rate, or the TIIE Rate, as applicable, plus the Applicable Margin (as those terms are defined in the ING Credit Agreement). While the Company is operating under its petitions for reorganization relief, the Waiver Agreement provides for an Applicable Margin for LIBOR loans, Base Rate loans, and TIIE loans of 6.0%, 4.0%, and 5.8%, respectively. The Waiver Agreement further amended the ING Credit Agreement to require the Mexico Borrower to make a mandatory prepayment of the revolving loans, in an aggregate amount equal to 100% of the net cash proceeds received by any Mexico Subsidiary, as applicable, in excess of thresholds specified in the ING Credit Agreement (i) from the occurrence of certain asset sales by the Mexico Subsidiaries; (ii) from the occurrence of any casualty or other insured damage to, or any taking under power of eminent domain or by condemnation or similar proceedings of, any property or asset of any Mexico Subsidiary; or (iii) from the incurrence of certain indebtedness by a Mexico Subsidiary. Any such mandatory prepayments will permanently reduce the amount of the commitment under the ING Credit Agreement.  In connection with the Waiver Agreement, the Mexico Subsidiaries pledged substantially all of their receivables, inventory, and equipment and certain fixed assets.

Pilgrim's Pride Corporation

Senior and Subordinated Notes.  On January 24, 2007, the Company closed on the sale of $400 million of 7 5/8% Senior Notes due 2015 and $250 million of 8 3/8% Senior Subordinated Notes due 2017, sold at par. Interest is payable on May 1 and November 1 of each year, beginning November 1, 2007. Prior to the Chapter 11 filings, the notes were subject to certain early redemption features. The proceeds from the sale of the notes, after underwriting discounts, were used to (i) retire the loans outstanding under the Company’s bridge loan agreement, (ii) repurchase $77.5 million of the Company’s 9 1/4% Senior Subordinated Notes due 2013 at a premium of $7.4 million plus accrued interest of $1.3 million and (iii) reduce outstanding revolving loans under the Pre-petition CoBank Facility. In January 2007, the Company had borrowed (i) $780 million under the Pre-petition CoBank Facility and (ii) $450 million under the bridge loan agreement to fund the Gold Kist acquisition. Loss on early extinguishment of debt recognized in 2007 includes the $7.4 million premium along with unamortized loan costs of $7.1 million related to the retirement of 9 1/4% Senior Subordinated Notes due 2013.

In September 2007, the Company redeemed all of its 9 5/8% Senior Notes due 2011 at a total cost of $307.5 million. To fund a portion of the aggregate redemption price, the Company sold $300 million of trade receivables under its RPA. Loss on early extinguishment of debt recognized in 2007 includes the $9.5 million premium along with unamortized loan costs of $2.5 million related to the retirement of these notes.

During 2009, the Company borrowed $616.7 million and repaid $525.6 million under the Pre-petition CoBank Facility, borrowed $216.8 million and repaid $179.7 million under the Pre-petition BMO Facility, borrowed and repaid $430.8 million under the DIP Credit Agreement and repaid $14.4 million under other facilities.

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

Pilgrim's Pride Corporation

The filing of the bankruptcy petitions constituted an event of default under the Pre-petition BMO Facility and the Pre-petition CoBank Facility (together, the “Secured Debt”) as well as the 7 5/8% Senior Notes due 2015, the 8 3/8% Senior Subordinated Notes due 2017 and the 9 1/4% Senior Subordinated Notes due 2013 (together, the “Unsecured Debt”). The aggregate principal amount owed under these credit facilities and notes was approximately $2,002.3 million as of September 26, 2009. As a result of such event of default, all obligations under these credit facilities became automatically and immediately due and payable, subject to an automatic stay of any action to collect, assert, or recover a claim against the Company and the application of applicable bankruptcy law. As a result of the Company's Chapter 11 filing, after December 1, 2008, the Company accrued interest incurred on the Secured Debt at the default rate, which is two percentage points above the interest rate otherwise applicable under the respective credit facilities. Upon a default, the agreements related to the Unsecured Debt call for the accrual of interest after December 1, 2008, at a default rate that is two percentage points above the interest rate otherwise applicable under the associated note agreements. The Company does not believe that it incurred a default under the terms of Unsecured Debt agreements and accordingly has elected to accrue interest incurred on the Unsecured Debt, for accounting purposes, at the interest rate otherwise applicable under the associated note agreements until such time, if any, that the Bankruptcy Court requires the payment of default interest incurred on the Unsecured Debt. Had the Company accrued interest incurred on the Unsecured Debt at the default rate, it would have recognized additional interest expense totaling $10.9 million in 2009.

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

Pilgrim's Pride Corporation

Industrial Revenue Bonds

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

Other Disclosures

Most of our domestic inventories and domestic fixed assets are pledged as collateral on our long-term debt and credit facilities.

Assuming no amounts are accelerated, annual maturities of long-term debt for the five years subsequent to September 26, 2009 are: 2010—$2.4 million; 2011—$43.5 million; 2012—$2.2 million; 2013—$228.2 million; 2014—$2.3 million; and thereafter—$1,766.5 million.

Total interest expense was $161.9 million, $134.2 million and $123.2 million in 2009, 2008 and 2007, respectively. Interest related to new construction capitalized in 2009, 2008 and 2007 was $2.6 million, $5.3 million and $5.7 million, respectively.

The fair value of our public debt obligations at September 26, 2009, based upon quoted market prices for the issues, was approximately $717.2 million. Our public debt is currently trading at a premium. As of November 20, 2009, the most recent trades of our 7 5/8% Senior Unsecured Notes due 2015 and 8 3/8% Senior Subordinated Unsecured Notes due 2018 were executed at average prices of $111.67 per $100.00 par value and $111.08 per $100.00 par value, respectively. Management expects that the aggregate fair value of our non-public credit facilities has decreased below the aggregate face value of those facilities, but cannot reliably estimate the aggregate fair value at this time as a result of our Chapter 11 bankruptcy filing.

Pilgrim's Pride Corporation

NOTE N—INCOME TAXES

Income (loss) from continuing operations before income taxes by jurisdiction is as follows:

	2009	2008	2007
	(In thousands)
US	$(200,737)	$(1,165,208)	$87,235
Foreign	26,970	(21,885)	11,600

Total	$(173,767)	$(1,187,093)	$98,835

The components of income tax expense (benefit) are set forth below:

	2009	2008	2007
	(In thousands)
Current:
Federal	$(320)	$925	$(35,434)
Foreign	2,829	(1,649)	1,573
State and other	(2,617)	1,747	(2,704)

Total current	(108)	1,023	(36,565)
Deferred:
Federal	(21,025)	(212,151)	73,285
Foreign	1,199	35,277	(1,637)
State and other	(1,652)	(19,070)	12,236

Total deferred	(21,478)	(195,944)	83,884

	$(21,586)	$(194,921)	$47,319

The effective tax rate for continuing operations for 2009 was 12.4% compared to 16.4% for 2008. The effective tax rate for 2009 differed from 2008 primarily as a result of a decrease in reserves for unrecognized tax benefits offset by an increase in valuation allowance and the tax effect of permanent items.

The following table reconciles the statutory US federal income tax rate to the Company’s effective income tax rate:

	2009	2008	2007

Federal income tax rate	35.0%	35.0%	35.0%
State tax rate, net	2.0)	2.2	2.6
Permanent items	(0.9)	(0.8)	2.7
Permanent items – reorganization costs	(8.5)	—	—
Difference in US statutory tax rate and foreign country effective tax rate	2.2	(0.2)	(0.7)
Goodwill impairment	—	(14.8)	—
Tax credits	2.5	0.5	(7.4)
Currency related differences	—	—	3.5
Change in reserve for unrecognized tax benefits	14.6	(0.2)	6.3
Change in valuation allowance	(33.0)	(6.0)	—
Change in tax rate	—	—	3.0
Other	(1.5)	0.7	2.9
Total	12.4%	16.4%	47.9%

Pilgrim's Pride Corporation

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets are as follows:

	2009	2008
	(In thousands)
Deferred tax liabilities:
Property and equipment	$153,341	$207,706
Inventories	81,012	84,261
Prior use of cash accounting	13,549	15,243
Acquisition-related items	12,967	13,832
Deferred foreign taxes	40,808	30,361
Identified intangibles	21,585	23,346
Other	—	6,722

Total deferred tax liabilities	323,262	381,471

Deferred tax assets:
Net operating losses	296,677	212,421
Foreign net operating losses	48,901	50,824
Credit carry forwards	23,657	20,322
Expenses deductible in different years	85,380	142,619
Other	11,255	—

Subtotal	465,870	426,186
Valuation allowance	(164,821)	(71,158)

Total deferred tax assets	301,049	355,028

Net deferred tax liabilities	$22,213	$26,443

The Company maintains valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the tax provision in the period of change. We evaluate the recoverability of our deferred income tax assets by assessing the need for a valuation allowance on a quarterly basis. If we determine that it is more likely than not that our deferred income tax assets will be recovered, the valuation allowance will be reduced. Due to continued history of losses, the Company does not believe it has sufficient positive evidence to conclude that realization of its net deferred tax asset position at September 26, 2009, in the US and Mexico is more likely than not.

As of September 26, 2009, the Company had US federal net operating loss carry forwards of $796.6 million that will begin to expire in 2026 and state net operating loss carry forwards of $569.3 million that will begin to expire in 2010. The Company also had Mexico net operating loss carry forwards at September 26, 2009 approximating $174.6 million that will begin to expire in 2011.

As of September 26, 2009, the Company had $14.2 million of federal tax credit carry forwards that will begin to expire in 2027 and $9.5 million of state tax credit carry forwards that will begin to expire in 2009.

Pilgrim's Pride Corporation

On November 6, 2009, the President signed H.R. 3548, which included a provision that will allow most business taxpayers to elect an increased carryback period for net operating losses incurred in 2008 or 2009. The effects of changes in tax law are taken into account during the interim period in which the law is enacted. The Company estimates its cumulative net operating losses related to 2008 and 2009 to be approximately $686.5 million. Of this amount, the Company estimates that up to approximately $528.2 million will be utilized under the expanded carryback provisions of H.R. 3548 to the applicable carryback years. Accordingly, the Company has filed a claim for a refund of approximately $162.0 million with the Internal Revenue Service under the provisions of H.R. 3548. No assurance can be made that the Company’s claim amount will be allowed in full. No assurance can be made as to the date by which the Internal Revenue Service will process and pay any such refund claim allowed.

As a result of enacting H.R. 3548 on November 6, 2009, it is reasonably possible that a material decrease to the US valuation allowance will occur within one year. The decrease in the US valuation allowance will approximate the tax effects of the amount of net operating loss carrybacks the Company expects to be realized. In addition, federal tax credits approximating $8.6 million will be carried forward and begin to expire in 2025.

The Company has not provided any deferred income taxes on the undistributed earnings of its Mexico subsidiaries based upon the determination that such earnings will be indefinitely reinvested. As of September 26, 2009, the cumulative undistributed earnings of these subsidiaries were approximately $60.9 million. If such earnings were not considered indefinitely reinvested, the Company estimates it would be subject to approximately $21.3 million of US federal income taxes before considering the availability of any US foreign tax credits.

On October 31, 2009 the Mexican Congress passed tax reform submitted by the Executive Branch. The new law will be effective January 1, 2010. The effects of changes in tax law are taken into account during the interim period in which the law is enacted. Under the provisions of the new law, the corporate tax rate will increase from 28% to 30% beginning in calendar year 2010. The rate will decrease from 30% to 29% in calendar year 2013 and to 28% in calendar year 2014. The impact of the tax rate increase for the fiscal year ended 2010 is not expected to be material. Beginning in calendar year 2010, the tax reform will also treat most consolidated income tax return benefits as temporary benefits on which deferred taxes must be paid once a five-year period has elapsed. For deferred taxes generated in calendar year 2006, the tax must be paid as follows: 25% in each of calendar year 2012 and calendar year 2013, 20% in calendar year 2014 and 15% in each of calendar year 2015 and calendar year 2016. Additionally, under the new bill, there are recapture rules that apply to separate company losses (post calendar year 1998) utilized in consolidation whereby the losses must be recaptured within five years instead of ten if the separate company does not generate income to offset the losses. The tax impact is impracticable to estimate at this time. However, the Company does not expect tax amounts payable under the new law to be materially different from deferred tax liability amounts currently recorded as of September 26, 2009.

Pilgrim's Pride Corporation

In October 2007, Mexico’s legislative bodies enacted La Ley del Impuesto Empresarial a Tasa Unica (“IETU”), a new minimum corporate tax that was assessed on companies doing business in Mexico beginning January 1, 2008. While the Company has determined that it does not anticipate paying any significant taxes under IETU, the new law did affect the Company’s tax planning strategies to fully realize its deferred tax assets under Mexico’s regular income tax. The Company has evaluated the impact of IETU on its Mexico operations, and because of the treatment of net operating losses under the new law, established a valuation allowance for net operating losses it believes do not meet the more likely than not realization criteria under ASC 740. This valuation allowance resulted in a $24.5 million charge to tax expense for fiscal year 2008.

On September 30, 2007, the Company adopted guidance under ASC 740-10-25 that clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax benefit is required to meet before being recognized in the financial statements. ASC 740-10-25 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation of the subject guidance under ASC 740-10-25, the Company increased deferred tax assets by $22.9 million and goodwill by $0.5 million. Unrecognized tax benefits at September 26, 2009, relate to various US jurisdictions.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	2009	2008
	(In thousands)
Unrecognized tax benefits, beginning of year	$65,322	$58,557
Increase as a result of tax positions taken during the current year	926	3,716
Increase as a result of tax positions taken during prior years	3,495	4,120
Decrease as a result of tax positions taken during prior years	(2,348)	—
Decrease relating to settlements with taxing authorities	(44,737)	(1,071)

Unrecognized tax benefits, end of year	$22,658	$65,322

The increase in unrecognized tax benefits as a result of tax positions taken during the current and prior years relates to federal and state income tax positions which no longer meet the more-likely-than-not recognition threshold under ASC 740. The decrease in unrecognized tax benefits relating to settlements with taxing authorities represents amounts to which the Internal Revenue Service and the Appeals Division have effectively agreed in concluding the examination and appeals phase for tax years ended September 26, 2003 through September 30, 2006, and represent remeasurement and effective settlement of tax positions related to temporary differences.

Included in unrecognized tax benefits of $22.7 million at September 26, 2009, was $10.3 million of tax benefits that, if recognized, would reduce the Company’s effective tax rate.

Pilgrim's Pride Corporation

The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. As of September 26, 2009, the Company had recorded a liability of $8.9 million for interest and penalties. This amount includes an increase of $1.5 million recognized for 2009 and a decrease related to settlements with taxing authorities of $7.6 million.

It is reasonably possible that a decrease in our liability for unrecognized tax benefits will occur within the next 12 months because of the Company’s potential exit from bankruptcy. An estimate of the reasonably possible range cannot be made at this time.

The Internal Revenue Service has concluded the examination and appeals phase for tax years ended September 26, 2003 through September 30, 2006. The Company continues to be under examination for Gold Kist, Inc. and Subsidiaries for the tax years June 30, 2004 through December 27, 2006. We expect to conclude the examination phase of this audit during 2010.

The Company operates in the United States (including multiple state jurisdictions), Puerto Rico and Mexico. With few exceptions, the Company is no longer subject to US federal, state or local income tax examinations for years prior to 2003 and is no longer subject to Mexico income tax examinations by taxing authorities for years prior to 2005.

NOTE O—COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consisted of the following:

	2009	2008	2007

Net income (loss)	$(151,582)	$(998,581)	$47,017
Unrealized gain (loss) on investments in debt securities	4,149	(3,465)	535
Gain (loss) on pension and other postretirement benefit plans	(51,266)	15,691	15,535
Loss on cash flow hedges	(557)	(557)	5,338
Tax effect	(724)	(4,510)	(7,540)

Comprehensive income (loss)	$(199,980)	$(991,422)	60,885

Accumulated other comprehensive income (loss) consisted of the following:

	September 26, 2009	September 27, 2008

Accumulated unrealized gain (loss) on investments in debt securities	$2,089	$(1,420)
Accumulated gain (loss) on pension and other postretirement benefit plans	(20,041)	31,225
Accumulated gain on cash flow hedges	4,224	4,781
Tax effect	(13,509)	(13,425)

Accumulated other comprehensive income (loss)	$(27,237)	$21,161

Pilgrim's Pride Corporation

NOTE P—COMMON STOCK

As of September 26, 2009, we estimate that approximately 25.9 million shares of our common stock still carry twenty votes per share. We also estimate that 25.3 million shares of this common stock are beneficially owned by our Senior Chairman, Lonnie “Bo” Pilgrim, or certain affiliated entities.

In May 2008, the Company completed a public offering of 7.5 million shares of its common stock for total consideration of approximately $177.4 million. The Company used the net proceeds of the offering to reduce outstanding indebtedness under two of its revolving credit facilities and for general corporate purposes.

Effective December 1, 2008, the NYSE delisted our common stock as a result of the Company's filing of its Chapter 11 petition. Our common stock is now quoted on the Pink Sheets Electronic Quotation Service under the ticker symbol "PGPDQ.PK." The Company has applied with the NYSE to list its common stock upon its exit from bankruptcy under its prior ticker symbol “PPC.”

On January 27, 2009, the Company granted its new Chief Executive Officer 3,085,656 shares of the Company's common stock, which vest upon achievement of certain performance targets and the confirmation of a plan of reorganization of the Company. The $1.8 million fair value of the shares as of the grant date was determined by multiplying the number of shares granted by the closing market price of the Company’s common stock on the grant date. At September 26, 2009, the intrinsic value of the shares was $21.8 million. In 2009, we did not recognize compensation expense related to this grant because of the performance conditions. We will recognize $1.8 million of compensation expense when certain performance targets are achieved and a plan of reorganization for the Company is confirmed by the Bankruptcy Court. Other than the grant to the Chief Executive Officer, as of September 26, 2009, the Company did not have any compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance by the Company.

NOTE Q—PENSION AND OTHER POSTRETIREMENT BENEFITS

Retirement Plans

The Company maintains the following retirement plans for eligible employees:

•	The Pilgrim’s Pride Retirement Savings Plan (the “RS Plan”), a Section 401(k) salary deferral plan,
•	The Pilgrim’s Pride Retirement Plan for Union Employees (the “Union Plan”), a defined benefit plan,
•	The Pilgrim’s Pride Retirement Plan for El Dorado Union Employees (the “El Dorado” Plan), a defined benefit plan,
•	The To-Ricos Employee Savings and Retirement Plan (the “To-Ricos Plan”), a Section 1165(e) salary deferral plan, and
•	The Pilgrim’s Pride Pension Plan for Legacy Gold Kist Employees (the “GK Pension Plan”), a defined benefit plan.

Pilgrim's Pride Corporation

The Company also maintains three postretirement plans for eligible Mexico employees as required by Mexico law that primarily cover termination benefits. Separate disclosure of the Mexican plan obligations is not considered material.

The RS Plan is maintained for certain eligible US employees. Under the RS Plan, eligible employees may voluntarily contribute a percentage of their compensation and there are various Company matching provisions. The Union Plan covers certain locations or work groups within the Company. The El Dorado Plan was spun off from the Union Plan effective January 1, 2008 and covers certain eligible locations or work groups within the Company. The To-Ricos Plan is maintained for certain eligible Puerto Rican employees. Under the To-Ricos Plan, eligible employees may voluntarily contribute a percentage of their compensation and there are various Company matching provisions. The GK Pension Plan covers certain eligible US employees who were employed at locations that Pilgrim’s Pride acquired in its acquisition of Gold Kist in 2007. Participation in the GK Pension Plan was frozen as of February 8, 2007, for all participants with the exception of terminated vested participants who are or may become permanently and totally disabled. The plan was frozen for that group as of March 31, 2007.

Under all of our retirement plans, the Company’s expenses were $10.1 million, $4.1 million, and $10.0 million in 2009, 2008 and 2007, respectively.

The Company used a year-end measurement date of September 26, 2009, for its pension and postretirement benefits plans. Certain disclosures are listed below; other disclosures are not material to the financial statements.

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

	Pension Benefits		Other Benefits
	2009	2008	2009	2008
Change in projected benefit obligation:	(In thousands)
Projected benefit obligation, beginning of year	$127,354	$196,803	$1,893	$2,432
Service cost	672	1,246	—	—
Interest cost	8,899	9,576	135	132
Plan participant contributions	28	29	40	79
Actuarial (gains)/losses	43,362	(56,589)	271	(477)
Benefits paid	(8,991)	(23,553)	(162)	(273)
Other	(1,877)	(158)	—	—

Projected benefit obligation, end of year	$169,447	$127,354	$2,177	$1,893

	Pension Benefits		Other Benefits
	2009	2008	2009	2008
Change in plan assets:	(In thousands)
Fair value of plan assets, beginning of year	$92,980	$138,024	$—	$—
Actual return on plan assets	587	(24,063)	—	—
Contributions by employer	1,111	2,543	122	194
Plan participant contributions	28	29	40	79
Benefits paid	(8,991)	(23,553)	(162)	(273)
Other	(1,140)	—	—	—

Fair value of plan assets, end of year	$84,575	$92,980	$—	$—

	Pension Benefits		Other Benefits
	2009	2008	2009	2008
Funded status:	(In thousands)
Funded status	$(84,872)	$(34,374)	$(2,177)	$(1,893)
Unrecognized prior service cost	60	121	—	—
Unrecognized net actuarial loss (gain)	19,967	(30,714)	14	(670)

Accrued benefit cost	$(64,845)	$(64,967)	$(2,163)	$(2,563)

Pilgrim's Pride Corporation

	Pension Benefits		Other Benefits
	2009	2008	2009	2008
Amounts recognized in the balance sheets:	(In thousands)
Accrued benefit cost (current)	$(14,143)	$(13,596)	$(171)	$(203)
Accrued benefit cost (long-term)	(70,729)	(20,778)	(2,006)	(1,690)
Long-term deferred income taxes	7,560	(11,549)	5	(253)
Accumulated other comprehensive loss (income)	12,467	(19,044)	9	(417)

Net amount recognized	$(64,845)	$(64,967)	$(2,163)	$(2,563)

The accumulated benefit obligation for all defined benefit plans was $169.4 million and $126.8 million at September 26, 2009, and September 27, 2008, respectively. All of the Company’s defined benefit plans had an accumulated benefit obligation in excess of plan assets at September 26, 2009, and September 27, 2008.

Net Periodic Benefit Cost (Income)

The following table provides the components of net periodic benefit cost (income) for the plans.

	Pension Benefits			Other Benefits
	2009	2008	2007	2009	2008	2007
		(In thousands)
Service cost	$672	$1,246	$2,029	$—	$—	$—
Interest cost	8,899	9,576	8,455	135	132	103
Estimated return on plan assets	(6,781)	(10,200)	(8,170)	—	—	—
Settlement gain	—	(6,312)	(2,327)	(60)	153	—
Amortization of prior service cost	61	116	—	—	—	—
Effect of special events	410	(158)	—	—	—	—
Amortization of net gain	(2,227)	(125)	—	(49)	—	—

Net periodic benefit cost (income)	$1,034	$(5,857)	$(13)	$26	$285	$103

Economic Assumptions

The following table presents the assumptions used in determining the benefit obligations and the net periodic benefit cost amounts.

	Pension Benefits		Other Benefits
	2009	2008	2009	2008

Discount rate	5.34%	7.38%	5.33%	7.53%
Rate of increase in compensation levels	3.00%	3.00%	NA	NA

The decrease in discount rate resulted in increases in both pension benefit obligation and equity of $60.3 million.

Pilgrim's Pride Corporation

The following table presents the assumptions used in determining the net periodic benefit cost amounts.

	Pension Benefits			Other Benefits
	2009	2008	2007	2009	2008	2007
Weighted average assumption for net period cost for the year:
Discount rate	7.42%	5.08%	5.06%	7.53%	5.87%	5.50%
Rate of increase in compensation levels	3.00%	3.00%	3.00%	NA	NA	NA
Expected return on plan assets	7.77%	7.77%	7.75%	7.75%	7.75%	7.75%
Assumed health care cost trend rates:
Health care cost trend rate assumed for next year	NA	NA	NA	NA	9.00%	8.00%
Rate to which the cost trend rate gradually declines	NA	NA	NA	NA	6.00%	5.00%
Year that the rate will reach the rate at which it is assumed to remain	NA	NA	NA	NA	2015	2014

The Company changed its approach in determining the discount rate from an annuity purchase rate approach to a yield curve approach. This change resulted in an increase in the discount rate from September 29, 2007, to September 27, 2008. The yield curve approach better mirrors the Company’s expectation that the termination of the GK Pension Plan and other benefit plans will not occur in the near future.

A one percentage-point change in the assumed health care cost trend rates would have an insignificant impact on 2009 expense and year-end liabilities.

Plan Assets

The following table reflects the pension plans’ actual asset allocations.

	2009	2008
Asset allocation:
Cash and money market funds	1%	1%
Equity securities	69%	68%
Debt securities	30%	31%

Total assets	100%	100%

Absent regulatory or statutory limitations, the target asset allocation for the investment of the assets for our ongoing pension plans is 30% in debt securities and 70% in equity securities. The plans only invest in debt and equity instruments for which there is a ready public market. We develop our expected long-term rate of return assumptions based on the historical rates of returns for equity and debt securities of the type in which our plans invest.

Pilgrim's Pride Corporation

Benefit Payments

The following table reflects the benefits as of December 31, 2008, expected to be paid in each of the next five years and in the aggregate for the five years thereafter from our pension and other postretirement plans. Because our pension plans are primarily funded plans, the anticipated benefits with respect to these plans will come primarily from the trusts established for these plans. Because our other postretirement plans are unfunded, the anticipated benefits with respect to these plans will come from our own assets.

	Pension Benefits	Other Benefits
Expected benefit payments for year:	(In thousands)
2010	$14,144	$171
2011	12,993	175
2012	12,480	178
2013	11,914	181
2014	11,164	182
2015—2019	51,674	899

Total	$114,369	$1,786

We anticipate contributing $4.8 million and $0.2 million to our pension and other postretirement plans, respectively, during 2010.

Unrecognized Benefit Amounts in Accumulated Other Comprehensive Income (Loss)

The amounts in accumulated other comprehensive income (loss) that have not yet been recognized as components of net periodic benefits cost at September 26, 2009, and the changes in these amounts during 2009 are as follows.

	Pension Benefits	Other Benefits
Components of accumulated other comprehensive income (loss), before tax:	(In thousands)
Net actuarial loss	$19,967	$14
Net prior service cost	60	—

Total	$20,027	$14

	Pension Benefits	Other Benefits
Changes in accumulated other comprehensive income (loss), before tax:	(In thousands)
Net actuarial gain, beginning of year	$(30,714)	$(670)
Amortization	2,227	49
Curtailment and settlement adjustments	(410)	60
Actuarial loss	43,362	270
Asset loss	6,193	—
Other	(691)	305

Net actuarial loss, end of year	$19,967	$14

Net prior service cost, beginning of year	$121	$—
Amortization	(61)	—

Net prior service cost, end of year	$60	$—

Pilgrim's Pride Corporation

NOTE R—DERIVATIVE FINANCIAL INSTRUMENTS

The Company historically purchased certain commodities, primarily corn and soybean meal, for use as ingredients in the feed it either sells commercially or consumes in its live operations. As a result, the Company’s operating results and cash flows are affected by changes in the price and availability of such feed ingredients. Prior to October 2008, the Company attempted to mitigate its exposure to these changes through a program of risk management that included the use of (i) contracts for the future delivery of commodities at fixed prices and (ii) derivative financial instruments such as exchange-traded futures and options. In October 2008, the Company suspended the use of derivative financial instruments in response to its current financial condition. It immediately settled all outstanding derivative financial instruments and recognized losses in that month totaling $18.4 million.

The Company has elected not to designate the derivative financial instruments it executes to mitigate its exposure to commodity price changes as cash flow hedges. The Company recognized $21.1 million and $38.3 million in losses related to changes in the fair value of these derivative financial instruments during 2009 and 2008, respectively. These losses are recorded in cost of sales. The impact of changes in the fair value of these derivative financial instruments in 2007 was immaterial. At September 26, 2009, the Company was not a party to any outstanding derivative financial instruments. At September 27, 2008, the Company recorded a liability for futures contracts with an aggregate fair value of $18.0 million executed to manage the price risk on 19.1 million bushels of corn and 0.3 million tons of soybean meal.

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

Pilgrim's Pride Corporation

NOTE S—RELATED PARTY TRANSACTIONS

Lonnie “Bo” Pilgrim, the Senior Chairman, and certain entities related to Mr. Pilgrim are, collectively, the major stockholder of the Company (the “Major Stockholder”).

Cash transactions with the Major Stockholder or related entities are summarized as follows:

	2009	2008	2007
	(In thousands)
Loan guaranty fees	$1,473	$4,904	$3,592
Contract grower pay	1,037	1,008	885
Lease payments on commercial egg property	750	750	750
Other sales to Major Stockholder	686	710	620
Lease payments and operating expenses on airplane	68	456	507

Pilgrim Interests, Ltd., an entity related to Lonnie “Bo” Pilgrim, guarantees a portion of the Company's debt obligations. In consideration of such guarantees, the Company has paid Pilgrim Interests, Ltd. a quarterly fee equal to 0.25% of one-half of the average aggregate outstanding balance of such guaranteed debt. During 2009, 2008, and 2007, we paid $1.5 million, $4.9 million and $3.6 million, respectively, to Pilgrim Interests, Ltd. Pursuant to the terms of the DIP Credit Agreement, the Company may not pay any guarantee fees without the consent of the lenders party thereto. During 2009, the Company expensed loan guaranty fees totaling $7.1 million. At September 26, 2009, the Company classified accrued loan guaranty fees totaling $7.1 million as Liabilities subject to compromise.

The Company has executed chicken grower contracts involving farms owned by the Major Stockholder as well as a farm owned by one former officer and director that provide for the placement of Company-owned flocks on these farms during the grow-out phase of production. These contracts are on terms substantially the same as contracts executed by the Company with unaffiliated parties and can be terminated by either party upon completion of the grow-out phase for each flock. The aggregate amounts paid by the Company to the officers and directors party to these grower contracts were less than $2.0 million in each of the years 2009, 2008, and 2007.

The Company leases a commercial egg property including all of the ongoing costs of the operation from the Company’s Major Stockholder. The lease, which was executed in December 2000, runs for ten years with a monthly lease payment of $62,500.

The Major Stockholder owns both an egg laying operation and a chicken growing operation. At certain times during the year, the Major Stockholder may purchase live chickens and hens, and certain feed inventories during the grow-out phase for his flocks, from the Company and then sell the birds to the Company at maturity using a market-based formula in which the price is subject to a ceiling calculated at his cost plus two percent. The Company has not purchased chickens under this agreement since 2006.

The Company leased an airplane from its Major Stockholder under an operating lease agreement. The terms of the lease agreement required monthly payments of $33,000 plus operating expenses. The lease was terminated on November 18, 2008. Lease expense was $66,000 in 2009 and $396,000 for each of the years 2008 and 2007. Operating expenses were $1,500, $60,000 and $111,200 in 2009, 2008 and 2007, respectively.

Pilgrim's Pride Corporation

The Company maintains depository accounts with a financial institution in which the Company’s Major Stockholder is also a major stockholder. Fees paid to this bank in 2009, 2008 and 2007 were insignificant. As of September 26, 2009, the Company had account balances at this financial institution of approximately $2.3 million.

The Major Stockholder has deposited $0.3 million with the Company as an advance on miscellaneous expenditures.

A son of the Major Stockholder sold commodity feed products and a limited amount of other services to the Company totaling approximately $0.4 million, $0.4 million and $0.6 million in 2009, 2008 and 2007, respectively. He also leases an insignificant amount of land from the Company.

NOTE T—COMMITMENTS AND CONTINGENCIES

General

We are a party to many routine contracts in which we provide general indemnities in the normal course of business to third parties for various risks. Among other considerations, we have not recorded a liability for any of these indemnities as based upon the likelihood of payment, the fair value of such indemnities is immaterial.

Purchase Obligations

The Company will sometimes enter into non-cancelable contracts to purchase capital equipment and certain commodities such as corn, soybean meal, cooking oil and natural gas. At September 26, 2009, the Company was party to outstanding purchase contracts totaling $91.6 million. Payments for purchases made under these contracts are due in less than one year.

Operating Leases

The Consolidated Statements of Operations include rental expense for operating leases of approximately $68.4 million, $71.3 million and $67.3 million in 2009, 2008 and 2007, respectively. The Company’s future minimum lease commitments under non-cancelable operating leases are as follows: 2010—$39.8 million; 2011—$27.3 million; 2012—$15.6 million; 2013—$7.7 million; 2014—$1.4 million and thereafter—$0.1 million.

Certain of the Company’s operating leases include rent escalations. The Company includes the rent escalation in its minimum lease payments obligations and recognizes them as a component of rental expense on a straight-line basis over the minimum lease term.

Pilgrim's Pride Corporation

The Company also maintains operating leases for various types of equipment, some of which contain residual value guarantees for the market value of assets at the end of the term of the lease. The terms of the lease maturities range from one to seven years. The maximum potential amount of the residual value guarantees is estimated to be approximately $10.6 million; however, the actual amount would be offset by any recoverable amount based on the fair market value of the underlying leased assets. No liability has been recorded related to this contingency as the likelihood of payments under these guarantees is not considered to be probable and the fair value of such guarantees is immaterial. The Company historically has not experienced significant payments under similar residual guarantees.

Financial Instruments

At September 26, 2009, the Company was party to outstanding standby letters of credit totaling $65.9 million that affected the amount of funds available for borrowing under the secured revolving credit facility expiring in 2013. The Company was not a party to any outstanding letters of credit on that date that affected the amount of funds available for borrowing under the DIP Credit Agreement.

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

Litigation

The Company is subject to various legal proceedings and claims which arise in the ordinary course of business. In the Company’s opinion, it has made appropriate and adequate accruals for claims where necessary; however, the ultimate liability for these matters is uncertain, and if significantly different than the amounts accrued, the ultimate outcome could have a material effect on the financial condition or results of operations of the Company. See Item 3. “Legal Proceedings” for discussion of additional material proceedings.

Pilgrim's Pride Corporation

On December 1, 2008, the Debtors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The cases are being jointly administered under Case No. 08-45664. The Debtors continue to operate their business as "debtors-in-possession" under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. As of the date of the Chapter 11 filing, virtually all pending litigation against the Company (including the actions described below) is stayed as to the Company, and absent further order of the Bankruptcy Court, no party, subject to certain exceptions, may take any action, also subject to certain exceptions, to recover on pre-petition claims against the Debtors. At this time it is not possible to predict the outcome of the Chapter 11 filings or their effect on our business. Below is a summary of the most significant claims outstanding against the Company. The Company believes it has substantial defenses to the claims made and intends to vigorously defend these cases.

Among the claims presently pending are two identical claims brought against certain executive officers and employees of the Company and the Pilgrim’s Pride Compensation Committee seeking unspecified damages under section 502 of the Employee Retirement Income Security Act of 1974 (“ERISA”), 29 U.S.C. § 1132. Each of these actions was brought by individual participants in the Pilgrim’s Pride Stock Investment Plan, individually and on behalf of a putative class, alleging that the individual defendants breached fiduciary duties to plan participants and beneficiaries. Although the Company is not a named defendant in these actions, our bylaws require us to indemnify our current and former directors and officers from any liabilities and expenses incurred by them in connection with actions they took in good faith while serving as an officer or director. In these actions the plaintiffs assert claims in excess of $35.0 million. The likelihood of an unfavorable outcome or the amount or range of any possible loss to the Company cannot be determined at this time.

Also, among the claims presently pending against the Company are two identical claims seeking unspecified damages, each brought by a stockholder, individually and on behalf of a putative class, alleging violations of certain antifraud provisions of the Securities Exchange Act of 1934. The Company intends to defend vigorously against the merits of these actions. The likelihood of an unfavorable outcome or the amount or range of any possible loss to the Company cannot be determined at this time.

Other claims presently pending against the Company are claims seeking unspecified damages brought by current and former employees seeking compensation for the time spent donning and doffing clothing and personal protective equipment. We are aware of an industry-wide investigation by the Wage and Hour Division of the US Department of Labor to ascertain compliance with various wage and hour issues, including the compensation of employees for the time spent on activities such as donning and doffing clothing and personal protective equipment. Further, two significant lawsuits are outstanding related to donning and doffing issues. Due, in part, to the government investigation and the recent US Supreme Court decision in IBP, Inc. v. Alvarez, it is possible that we may be subject to additional employee claims. The Company believes it has reached tentative settlements with its regulators and on the two principal lawsuits related to donning and doffing issues. Any settlements will have to be confirmed by the Bankruptcy Court. As a result, the Company reduced its litigation reserves in September 2009 based on the terms of the tentative settlements. Nonetheless, there can be no assurances that other similar claims may not be brought against the Company. Certain of these claims are in the process of being settled.

Pilgrim's Pride Corporation

Other claims presently pending against the Company are claims seeking unspecified damages brought by current or former contract chicken growers who allege, along with other assertions, that the Company breached grower contracts, conspired with a competitor to depress grower pay and made false representations to induce the plaintiffs into building chicken farms and entering into chicken growing agreements with the Company. We deny any liability in these actions and intend to assert vigorous defenses to the litigation. Nonetheless, there can be no assurances that other similar claims may not be brought against the Company.

Another claim presently pending against the Company is a claim asserted by the City of Clinton, Arkansas, (the “City”) seeking approximately $28 million in damages relating to construction of and/or improvements to a wastewater facility to purify water discharged from a processing plant that the Company idled in 2009. The Company filed a motion to dismiss, which was granted by the federal district court in September 2009. Recently, the City requested to re-plead its claims. The court has not decided whether the City will be permitted to proceed with a lawsuit against the Company. We deny any liability to the City and intend to assert vigorous defenses should the City be allowed to proceed with a lawsuit against the Company. Nonetheless, there can be no assurances that other similar claims may not be brought against the Company.

US Immigration and Customs Enforcement (“ICE”) investigated allegations of identity theft within our workforce. With our cooperation, ICE arrested approximately 350 of our employees in 2008 believed to have engaged in identity theft at five of our facilities. ICE has also alleged that we may not have fully complied with certain regulations and that fines may be assessed against us. The Company continues to cooperate with the investigation and will vigorously defend itself against any claims brought against the Company; however, no assurances can be given that further enforcement efforts by governmental authorities against our employees or the Company (i) will not disrupt a portion of our workforce or our operations at one or more of our facilities, thereby negatively impacting our business or (ii) result in the assessment of fines against us that could have a material adverse effect on our financial position, results of operations or cash flows.

NOTE U—INSURANCE PROCEEDS

On July 21, 2008, a fire in the Mt. Pleasant, Texas, protein conversion plant (the “Mt. Pleasant Fire”) damaged a significant portion of the plant’s building, machinery and equipment. During 2009 and 2008, the Company received $37.0 million and $10.0 million, respectively, of proceeds that it recognized in cost of sales for insurance recovery related to business interruption costs. During 2009 and 2008, the Company received $5.0 million and $30.0 million respectively, of proceeds that it recognized in cost of sales for insurance recovery related to asset replacement costs.

Pilgrim's Pride Corporation

NOTE V—BUSINESS SEGMENTS

We operate in two reportable business segments as (i) a producer and seller of chicken products and (ii) a seller of other products.

Our chicken segment includes sales of chicken products we produce and purchase for resale in the US, Puerto Rico and Mexico. Our chicken segment conducts separate operations in the US, Puerto Rico and Mexico and is reported as two separate geographical areas. For segment reporting purposes, we include Puerto Rico with our US operations.

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

Pilgrim's Pride Corporation

The following table presents certain information regarding our segments:

As of or for the Year Ended	September 26, 2009	September 27, 2008	September 29, 2007(a)
		(In thousands)
Net sales to customers:
Chicken:
United States	$6,063,914	$7,077,047	$6,328,354
Mexico	487,785	543,583	488,466

Subtotal	6,551,699	7,620,630	6,816,820
Other Products:
United States	505,738	863,495	661,115
Mexico	30,618	34,632	20,677

Subtotal	536,356	898,127	681,792

Total	$7,088,055	$8,518,757	$7,498,612

Operating income (loss) (b):
Chicken:
United States	$5,583	$(604,685)	$192,447
Mexico	22,353	(25,702)	13,116

Subtotal	27,936	(630,387)	205,563
Other Products:
United States	47,195	113,770	28,636
Mexico	6,647	4,513	2,992

Subtotal	53,842	118,283	31,628

Goodwill impairment	—	(501,446)	—
Asset impairment and operational restructuring charges	(12,464)	(27,990)	—
Administrative restructuring charges	(1,987)	(16,156)	—

Total	$67,327	$(1,057,696)	$237,191

Depreciation and amortization(b)(c)(d):
Chicken:
United States	$210,333	$215,586	$183,808
Mexico	9,527	10,351	11,015

Subtotal	219,860	225,937	194,823
Other Products:
United States	15,919	13,354	8,278
Mexico	226	244	215

Subtotal	16,145	13,598	8,493

Total	$236,005	$239,535	$203,316

Total assets(e):
Chicken:
United States	$2,542,818	$2,733,089	$3,247,812
Mexico	345,205	372,952	348,894

Subtotal	2,888,023	3,106,041	3,596,706
Other Products:
United States	168,776	153,607	104,644
Mexico	3,705	5,542	4,120

Subtotal	172,481	159,149	108,764

Total	$3,060,504	$3,265,190	$3,705,470

Acquisitions of property, plant and equipment (excluding business acquisition)(f):
Chicken:
United States	$57,001	$148,811	$164,449
Mexico	2,118	545	1,633

Subtotal	59,119	149,356	166,082
Other Products:
United States	29,074	2,815	5,699
Mexico	—	330	40

Subtotal	29,074	3,145	5,739

Total	$88,193	$152,501	$171,821

Pilgrim's Pride Corporation

(a)	The Company acquired Gold Kist on December 27, 2006, for $1.139 billion.

(b)	Includes amortization of capitalized financing costs of approximately $6.8 million, $4.9 million and $6.6 million in 2009, 2008 and 2007, respectively

(c)
Includes amortization of intangible assets of $10.2 million, $10.2 million and $8.1 million recognized in 2009, 2008 and 2007, respectively, related primarily to the Gold Kist and ConAgra Chicken acquisitions.

(d)
Excludes depreciation costs incurred by our discontinued turkey business of $0.7 million and $1.6 million during 2008 and 2007, respectively. The Company did not incur depreciation costs related to its discontinued turkey business in 2009.

(e)
Excludes total assets of our discontinued turkey business of $33.5 million and $68.8 million at September 27, 2008, and September 29, 2007, respectively. The Company’s discontinued turkey business did not own any assets at September 26, 2009.

(f)
Excludes acquisitions of property, plant and equipment by our discontinued turkey business of $0.5 million during 2007. The Company did not acquire property, plant and equipment for its discontinued turkey business during 2009 or 2008.

The Company had one customer that represented 10% or more of annual net sales in 2009, 2008 and 2007.

The Company’s Mexico operations had net long-lived assets of $88.6 million, $97.2 million and $106.2 million at September 26, 2009, September 27, 2008, and September 29, 2007, respectively.

The Company’s Mexico operations had net assets of $143.1 million and $230.5 million at September 26, 2009, and September 27, 2008, respectively.

NOTE W—QUARTERLY RESULTS (UNAUDITED)

2009	First(a)	Second(b)	Third(c)	Fourth(d)	Year
	(In thousands, except per share data)
Net sales	$1,876,991	$1,698,102	$1,776,813	$1,736,149	$7,088,055
Gross profit (loss)	(83,382)	97,724	183,414	172,678	370,434
Operating income (loss)	(178,241)	20,280	108,596	116,692	67,327
Income (loss) from continuing operations	(229,356)	(58,790)	53,239	82,726	(152,181)
Income (loss) from discontinued business	574	25	—	—	599
Net income (loss)	(228,782)	(58,765)	53,239	82,726	(151,582)
Per share amounts-basic:
Continuing operations	$(3.10)	$(0.79)	$0.72	$1.11	$(2.06)
Discontinued business	0.01	—	—	—	0.01
Net income (loss)	(3.09)	(0.79)	0.72	1.11	(2.05)
Per share amounts-diluted:
Continuing operations	$(3.10)	$(0.79)	$0.69	$1.07	$(2.06)
Discontinued operations	0.01	—	—	—	0.01
Net income (loss)	(3.09)	(0.79)	0.69	1.07	(2.05)
Number of days in quarter	91	91	91	91	364

(a)
In the first quarter of 2009, the Company recognized post-petition reorganization charges of $13.3 million, pre-petition restructuring charges of $2.4 million, losses on derivative financial instruments of $21.4 million and Mt. Pleasant Fire insurance recoveries of $5.0 million.

(b)
In the second quarter of 2009, the Company recognized post-petition reorganization charges of $35.4 million, pre-petition restructuring credits of $0.4 million and Mt. Pleasant Fire insurance recoveries of $5.0 million.

(c)	In the third quarter of 2009, the Company recognized post-petition reorganization charges of $16.8 million and Mt. Pleasant Fire insurance recoveries of $15.0 million.

(d)
In the fourth quarter of 2009, the Company recognized post-petition reorganization charges of $21.8 million, restructuring charges of $12.5 million and Mt. Pleasant Fire insurance recoveries of $17.0 million.

Pilgrim's Pride Corporation

2008	First	Second(a)	Third(b)	Fourth(c)	Year
	(In thousands, except per share data)
Net sales	$2,047,353	$2,100,794	$2,207,476	$2,163,134	$8,518,757
Gross profit	105,103	(35,401)	53,211	(286,408)	(163,495)
Operating income (loss)	670	(143,629)	(42,531)	(872,206)	(1,057,696)
Income (loss) from continuing operations	(33,166)	(111,501)	(48,344)	(799,161)	(992,172)
Income (loss) from discontinued business	837	53	(4,437)	(2,862)	(6,409)
Net income (loss)	(32,329)	(111,448)	(52,781)	(802,023)	(998,581)
Per share amounts basic and diluted:
Continuing operations	$(0.50)	$(1.67)	$(0.69)	$(10.79)	$(14.31)
Discontinued business	0.01	—	(0.06)	(0.04)	(0.09)
Net income (loss)	(0.49)	(1.67)	(0.75)	(10.83)	(14.40)
Dividends	0.0225	0.0225	0.0225	0.0225	0.0900
Number of days in quarter	91	91	91	91	364

(a)	In the second quarter of 2008, the Company recognized restructuring charges of $17.7 million.

(b)	In the third quarter of 2008, the Company recognized gains on derivative financial instruments of $102.4 million.

(c)
In the fourth quarter of 2008, the Company recognized goodwill impairment of $501.4 million, losses on derivative financial instruments of $155.7 million, restructuring charges of $22.0 million, valuation allowances of $34.6 million and Mt. Pleasant Fire insurance recoveries of $35.0 million.

Pilgrim's Pride Corporation

SCHEDULE II
PILGRIM'S PRIDE CORPORATION
VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Beginning Balance	Charged to Costs and Expenses	Charged to Other Accounts		Deductions (b)	Ending Balance
	(In thousands)
Trade Accounts and Other Receivables— Allowance for Doubtful Accounts:
2009	$4,701	$1,868	$—		$1,754	$4,815
2008	5,017	1,956	—		2,272	4,701
2007	2,155	4,751	424	(a)	2,313	5,017

Deferred Tax Assets— Valuation Allowance:
2009	$71,158	$93,663	$—		$—	$164,821
2008	308	70,850	—		—	71,158
2007	—	—	308		—	308

(a)	Adjustment to balance established for accounts receivable acquired from Gold Kist.
(b)	Uncollectible accounts written off, net of recoveries.

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

2.4
Stock Purchase Agreement by and between the Company and JBS USA Holdings, Inc., dated September 16, 2009 (incorporated by reference from Exhibit 2.1 of the Company’s Current Report on Form 8-K filed September 18, 2009).

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

4.5	Form of 7 5/8% Senior Note due 2015 (incorporated by reference from Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on January 24, 2007).

4.6
Senior Subordinated Debt Securities Indenture dated as of January 24, 2007, by and between the Company and Wells Fargo Bank, National Association, as trustee (incorporated by reference from Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on January 24, 2007).

Pilgrim's Pride Corporation

4.7
First Supplemental Indenture to the Senior Subordinated Debt Securities Indenture dated as of January 24, 2007, by and between the Company and Wells Fargo Bank, National Association, as trustee (incorporated by reference from Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on January 24, 2007).

4.8	Form of 8 3/8% Subordinated Note due 2017 (incorporated by reference from Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on January 24, 2007).

10.1	Pilgrim’s Industries, Inc. Profit Sharing Retirement Plan, restated as of July 1, 1987 (incorporated by reference from Exhibit 10.1 of the Company’s Form 8-K filed on July 1, 1992). …

10.2	Senior Executive Performance Bonus Plan of the Company (incorporated by reference from Exhibit A in the Company’s Proxy Statement dated December 13, 1999). …

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

Pilgrim's Pride Corporation

10.10
Guaranty Fee Agreement between Pilgrim’s Pride Corporation and Pilgrim Interests, Ltd., dated June 11, 1999 (incorporated by reference from Exhibit 10.24 of the Company’s Annual Report on Form 10-K for the year ended October 2, 1999).

10.11
Commercial Property Lease dated December 29, 2000 between Pilgrim’s Pride Corporation and Pilgrim Poultry G.P. (incorporated by reference from Exhibit 10.30 of the Company’s Quarterly Report on Form 10-Q for the three months ended December 30, 2000).

10.12
Amendment No. 1 dated as of December 31, 2003 to Purchase and Contribution Agreement dated as of June 26, 1998, between Pilgrim’s Pride Funding Corporation and Pilgrim’s Pride Corporation (incorporated by reference from Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed February 4, 2004).

10.13	Employee Stock Investment Plan of the Company (incorporated by reference from Exhibit 4.1 of the Company’s Registration Statement on Form S-8 (No. 333-111929) filed on January 15, 2004). …

10.14	2005 Deferred Compensation Plan of the Company (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 27, 2004). …

10.15
Vendor Service Agreement dated effective December 28, 2005 between Pilgrim's Pride Corporation and Pat Pilgrim (incorporated by reference from Exhibit 10.2 of the Company's Current Report on Form 8-K dated January 6, 2006).

10.16
Transportation Agreement dated effective December 28, 2005 between Pilgrim's Pride Corporation and Pat Pilgrim (incorporated by reference from Exhibit 10.3 of the Company's Current Report on Form 8-K dated January 6, 2006).

10.17
Credit Agreement by and among the Avícola Pilgrim’s Pride de México, S. de R.L. de C.V. (the "Borrower"), Pilgrim's Pride Corporation, certain Mexico subsidiaries of the Borrower, ING Capital LLC, and the lenders signatory thereto dated as of September 25, 2006 (incorporated by reference from Exhibit 10.1 of the Company's Current Report on Form 8-K filed on September 28, 2006).

10.18
2006 Amended and Restated Credit Agreement by and among CoBank, ACB, Agriland, FCS and the Company dated as of September 21, 2006 (incorporated by reference from Exhibit 10.2 of the Company's Current Report on Form 8-K filed on September 28, 2006).

10.19
First Amendment to the Pilgrim’s Pride Corporation Amended and Restated 2005 Deferred Compensation Plan Trust, dated as of November 29, 2006 (incorporated by reference from Exhibit 10.03 of the Company’s Current Report on Form 8-K filed on December 05, 2006). …

10.20
Agreement and Plan of Merger dated as of December 3, 2006, by and among the Company, Protein Acquisition Corporation, a wholly owned subsidiary of the Company, and Gold Kist Inc. (incorporated by reference from Exhibit 99.(D)(1) to Amendment No. 11 to the Company’s Tender Offer Statement on Schedule TO filed on December 5, 2006).

Pilgrim's Pride Corporation

10.21
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

10.22
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

10.23
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

10.24
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

10.25
First Amendment to Credit Agreement, dated as of March 15, 2007, by and among the Borrower, the Company, the Subsidiary Guarantors, ING Capital LLC, and the Lenders (incorporated by reference from Exhibit 10.01 of the Company’s Current Report on Form 8-K dated March 20, 2007).

10.26
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

10.27
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

10.28
Sixth Amendment to Credit Agreement, dated as of November 7, 2007, by and among the Company as borrower, CoBank, ACB, as administrative agent, and the other syndication parties signatory thereto (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K dated November 13, 2007).

10.29
Ground Lease Agreement effective February 1, 2008 between Pilgrim's Pride Corporation and Pat Pilgrim (incorporated by reference from Exhibit 10.1 of the Company's Current Report on Form 8-K dated February 1, 2008).

10.30
Seventh Amendment to Credit Agreement, dated as of March 10, 2008, by and among the Company as borrower, CoBank, ACB, as administrative agent, and the other syndication parties signatory thereto (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 20, 2008).

10.31
First Amendment to the Fourth Amended and Restated Secured Credit Agreement, dated as of March 11, 2008, by and among the Company, To-Ricos, Ltd., To-Ricos Distribution, Ltd., Bank of Montreal, as administrative agent, and the other lenders signatory thereto (incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 20, 2008).

10.32
Eighth Amendment to Credit Agreement, dated as of April 30, 2008, by and among the Company as borrower, CoBank, ACB, as administrative agent, and the other syndication parties signatory thereto (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 5, 2008).

10.33
Second Amendment to the Fourth Amended and Restated Secured Credit Agreement, dated as of April 30, 2008, by and among the Company, To-Ricos, Ltd., To-Ricos Distribution, Ltd., Bank of Montreal, as administrative agent, and the other lenders signatory thereto (incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 5, 2008).

10.34
Change to Company Contribution Amount Under the Amended and Restated 2005 Deferred Compensation Plan of the Company (incorporated by reference from Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed July 30, 2008). …

10.35
Limited Duration Waiver of Potential Defaults and Events of Default under Credit Agreement dated September 26, 2008 by and among Pilgrim's Pride Corporation, as borrower, CoBank, ACB, as administrative agent, and the other syndication parties signatory thereto (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 29, 2008).

Pilgrim's Pride Corporation

10.36
Limited Duration Waiver Agreement dated as of September 26, 2008 by and among Pilgrim's Pride Corporation, as borrower, Bank of Montreal, as administrative agent, and certain other bank parties thereto (incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed on September 29, 2008).

10.37
Limited Duration Waiver Agreement dated as of September 26, 2008 by and among Pilgrim's Pride Corporation, Pilgrim's Pride Funding Corporation, BMO Capital Markets Corp., as administrator, and Fairway Finance Company, LLC (incorporated by reference from Exhibit 10.3 to the Company's Current Report on Form 8-K filed on September 29, 2008).

10.38
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

10.39
Amendment No. 1 dated as of October 10, 2008 to Amended and Restated Receivables Purchase Agreement, dated as of September 26, 2008 among Pilgrim's Pride Corporation, Pilgrim's Pride Funding Corporation, BMO Capital Markets Corp., as administrator, and the various purchasers and purchaser agents from time to time parties thereto (incorporated by reference from Exhibit 10.42 of the Company’s Annual Report on Form 10-K filed on December 11, 2008.)

10.40
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

10.42
Limited Duration Waiver Agreement dated as of October 26, 2008 by and among Pilgrim's Pride Corporation, as borrower, Bank of Montreal, as administrative agent, and certain other bank parties thereto (incorporated by reference from Exhibit 10.2 to the Company's Current Report on Form 8-K filed on October 27, 2008).

10.43
Limited Duration Waiver Agreement dated as of October 26, 2008 by and among Pilgrim's Pride Corporation, Pilgrim's Pride Funding Corporation, BMO Capital Markets Corp., as administrator, and Fairway Finance Company, LLC (incorporated by reference from Exhibit 10.3 to the Company's Current Report on Form 8-K filed on October 27, 2008).

Pilgrim's Pride Corporation

10.44
Form of Change in Control Agreement dated as of October 21, 2008 between the Company and certain of its executive officers (incorporated by reference from Exhibit 10.4 to the Company's Current Report on Form 8-K filed on October 27, 2008). …

10.45
First Amendment to Limited Duration Waiver of Potential Defaults and Events of Default under Credit Agreement dated November 25, 2008 by and among Pilgrim's Pride Corporation, as borrower, CoBank, ACB, as administrative agent, and the other syndication parties signatory thereto (incorporated by reference from Exhibit 10.48 of the Company’s Annual Report on Form 10-K filed on December 11, 2008).

10.46
First Amendment to Limited Duration Waiver Agreement dated as of November 25, 2008 by and among Pilgrim's Pride Corporation, as borrower, Bank of Montreal, as administrative agent, and certain other bank parties thereto (incorporated by reference from Exhibit 10.49 of the Company’s Annual Report on Form 10-K filed on December 11, 2008).

10.47
First Amendment to Limited Duration Waiver Agreement dated as of November 25, 2008 by and among Pilgrim's Pride Corporation, Pilgrim's Pride Funding Corporation, BMO Capital Markets Corp., as administrator, and Fairway Finance Company, LLC (incorporated by reference from Exhibit 10.50 of the Company’s Annual Report on Form 10-K filed on December 11, 2008).

10.48
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

10.50
Amended and Restated Employment Agreement dated January 27, 2009, between the Company and Don Jackson (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 30, 2009). …

10.51
Separation Agreement dated December 22, 2008, between the Company and Robert A. Wright (incorporated by reference from Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q filed on December 27, 2009). …

10.52
Separation Agreement dated December 24, 2008, between the Company and J. Clinton Rivers (incorporated by reference from Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q filed on December 27, 2009). …

Pilgrim's Pride Corporation

10.53
First Amendment to Amended and Restated Post-Petition Credit Agreement, dated as of February 26, 2009, among the Company, as borrower, certain subsidiaries of the Company, as guarantors, Bank of Montreal, as agent, and the lenders party thereto (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 4, 2009).

10.54
Second Amendment to Amended and Restated Post-Petition Credit Agreement, dated as of June 5, 2009, among the Company, as borrower, certain subsidiaries of the Company, as guarantors, Bank of Montreal, as agent, and the lenders party thereto.*

10.55
Third Amendment to Amended and Restated Post-Petition Credit Agreement, dated as of July 15, 2009, among the Company, as borrower, certain subsidiaries of the Company, as guarantors, Bank of Montreal, as agent, and the lenders party thereto (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 17, 2009).

10.56
Change in Control Agreement by and between the Company and Donald Jackson dated September 15, 2009 (incorporated by reference from Exhibit 10.1 of the Company's Current Report filed on September 18, 2009). …

10.57	Consulting Agreement by and between the Company and Lonnie "Bo" Pilgrim dated September 16, 2009.* …

10.58	Pilgrim's Pride Corporation FY2009 Performance Bonus Plan (incorporated by reference from Exhibit 10.1 of the Company's Current Report filed on October 13, 2009). …

12	Ratio of Earnings to Fixed Charges for the years ended September 26, 2009, September 27, 2008, September 29, 2007, September 30, 2006, and October 1, 2005.*

21	Subsidiaries of Registrant.*

23	Consent of Ernst & Young LLP.*

31.1	Certification of Co-Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Co-Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Co-Principal Executive Officer of Pilgrim's Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Co-Principal Executive Officer of Pilgrim's Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

Pilgrim's Pride Corporation

32.3	Certification of Chief Financial Officer of Pilgrim's Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*Filed herewith

…Represents a management contract or compensation plan arrangement

Pilgrim's Pride Corporation