Form 10-K/A
period 2009-09-26
PILGRIMS PRIDE CORP
filed 2010-01-22
CIK 802481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

Number of shares of the Registrant’s Common Stock outstanding as of January 21, 2010 was 214,281,914.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends Pilgrim’s Pride Corporation’s (the “Company”) Annual Report on Form 10-K for the fiscal year ended September 26, 2009, originally filed on November 23, 2009 (the “Original Filing”). We are filing this Amendment to include the information required by Part III and not included in the Original Filing as we will not file our definitive proxy statement within 120 days of the end of the Company’s fiscal year ended September 26, 2009. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, we are including with this Amendment certain currently dated certifications. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these currently dated certifications.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events that occurred at a date subsequent to the filing of the Original Filing. In this Amendment, unless the context indicates otherwise, the terms “Company,” “we,” “us,” and “our” refer to Pilgrim’s Pride Corporation and its subsidiaries. Until the closing of transactions contemplated by the Stock Purchase Agreement (as defined below) and the Company’s emergence from bankruptcy, the Company operated on the basis of a 52/53-week fiscal year that ends on the Saturday closest to September 30. The reader should assume any reference we make to a particular year (for example, 2009) in this Amendment applies to our fiscal year and not the calendar year.

On December 1, 2008, the Company, and six of its wholly-owned subsidiaries (which, together with the Company, may be referred to as the “Debtors”) filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division (the “Bankruptcy Court”). On December 10, 2009, the Bankruptcy Court entered an order approving and confirming the joint plan of reorganization of the Debtors (the “Plan of Reorganization”). The Company emerged from its Chapter 11 proceedings effective December 28, 2009. Holders of equity interests in the Company immediately prior to the emergence were collectively issued 36% of the common stock of the reorganized Company (“Reorganized PPC”) pursuant to the Plan of Reorganization. The remaining 64% of the common stock of Reorganized PPC was issued to JBS USA Holdings, Inc. (“JBS USA”), a wholly-owned indirect subsidiary of JBS S.A., a Brazil-based meat producer, pursuant to the terms and condition of a stock purchase agreement (the “Stock Purchase Agreement”).

PART III

Item 10.	Directors and Executive Officers and Corporate Governance

Executive Officers

Following are the names and ages of our current executive officers, their positions with the Company and summaries of their backgrounds and business experience. Under our Bylaws, unless otherwise specified by the Board of Directors at the time of election or appointment, or by the express provisions of an employment contract approved by the Board of Directors, the term of office of each executive officer expires on the date of the first meeting of the Board of Directors following the annual meeting of stockholders each year.

Don Jackson, 58, has served as President, Chief Executive Officer and Director since January 2009. Previously, Dr. Jackson served as president of Foster Farms’ poultry division, based in Livingston, California, since 2000. Prior to that, he served as executive vice president for foodservice of the former ConAgra Poultry Company in Duluth, Georgia. Before that he worked for 22 years for Seaboard Farms of Athens, Georgia, including four years as president and CEO of their poultry division. Dr. Jackson served as our Chief Executive Officer and President during the pendency of our Chapter 11 bankruptcy proceedings.

Gary D. Tucker, 61, was named the principal financial officer and principal accounting officer of the Company, upon the Company’s emergence from its Chapter 11 bankruptcy proceedings. Mr. Tucker has served as the Company’s Senior Vice President, Corporate Controller since June 1, 2003 and will continue to hold such position for the Reorganized PPC. He also serves as the Company’s Secretary.

All of the Executive Officers of the Company serving prior to our emergence from the Chapter 11 bankruptcy proceedings, other than Don Jackson, resigned immediately after the effective date of our emergence from the Chapter 11 bankruptcy proceedings.

Board of Directors

Our bylaws specify that the Board of Directors shall consist of nine members. Our Board of Directors currently has nine members. Pursuant to the Plan of Reorganization and as provided in a stockholders agreement between the Company and JBS USA, our Board of Directors is comprised as follows:

•

Six members, including the Chairman of the Board, are designated by JBS USA. Pursuant to the stockholders agreement, Don Jackson, our Chief Executive Officer, was appointed to the Board and is included in the designees of JBS USA.

•	Two members were designated by the statutory Equity Committee.

•	One member is Lonnie “Bo” Pilgrim.

In connection with the Plan of Reorganization, the Company and Lonnie A. “Bo” Pilgrim entered into a consulting agreement dated September 16, 2009 (the “Consulting Agreement”), which became effective on December 28, 2009, the effective date of the Plan of Reorganization. Pursuant to the terms of the Consulting Agreement, following our emergence from the Chapter 11 bankruptcy proceedings, among other things, the Company agreed that on the effective date, Mr. Pilgrim would be appointed to the Board of Directors of the Company and during the term of the Consulting Agreement will be nominated for subsequent terms on the Board.

Following are the names and ages of our current directors and summaries of their backgrounds and business experience.

Wesley Mendonça Batista, 39, became President and Chief Executive Officer of JBS USA in May 2007. Mr. Batista also serves as a member of JBS USA’s Board of Directors. Mr. Batista is currently the Executive Director of Operations of JBS S.A. and is the Vice President of its Board of Directors. Mr. Batista has served in various capacities at JBS S.A. since 1987. Mr. Batista is the brother of Joesley Mendonça Batista, a Director of the Company and the President of JBS S.A., and José Batista Júnior, a Director of the Company and a Director of JBS S.A., and is the son of José Batista Sobrinho, the founder of JBS S.A. and a member of its Board of Directors.

Joesley Mendonça Batista, 37, is currently the Chief Executive Officer of JBS S.A. and the President of its Board of Directors. Mr. Batista has served in various capacities at JBS S.A. since 1988. Mr. Batista is the brother of Wesley Mendonça Batista, a Director of the Company, and José Batista Júnior, a Director of the Company and of JBS S.A., and the son of José Batista Sobrinho, the founder of JBS S.A. and a member of its Board of Directors.

José Batista Júnior, 49, is currently a Director of JBS USA, LLC and of JBS S.A. Mr. Batista Júnior has served in various capacities at JBS S.A. since 1974 and as a member of the Board of Directors of JBS S.A. since January 2, 2007. Mr. Batista Júnior is the brother of Wesley Mendonça Batista and Joesley Mendonça Batista, and the son of José Batista Sobrinho, the founder of JBS S.A. and a member of its Board of Directors.

Lonnie “Bo” Pilgrim, 81, has served as a Director since July 1968. He served as the Senior Chairman of the Board from July 2007 to December 2009. He served as Chairman of the Board from our organization in July 1968 until July 2007. He also served as Chief Executive Officer from July 1968 to June 1998. Prior to our incorporation, Mr. Pilgrim was a partner in our predecessor partnership business founded in 1946. Mr. Pilgrim served as our Senior Chairman of the Board during the pendency of our Chapter 11 bankruptcy proceedings

Don Jackson, 58, has served as President, Chief Executive Officer and Director since January 2009. Previously, Dr. Jackson served as president of Foster Farms’ poultry division, based in Livingston, California, since 2000. Prior to that, he served as executive vice president for foodservice of the former ConAgra Poultry Company in Duluth, Georgia. Before that he worked for 22 years for Seaboard Farms of Athens, Georgia, including four years as president and CEO of their poultry division. Dr. Jackson served as our Chief Executive Officer and President during the pendency of our Chapter 11 bankruptcy proceedings.

Michael L. Cooper, 60, is the Executive Vice President, Managing Partner, Chief Financial Officer and a Director of Kincannon & Reed, an executive search firm for the food and agribusiness sectors, where he has been employed since July 2004. He also currently serves on the National Chicken Council’s Allied Leader Board. From September 2002 to July 2004, Mr. Cooper served as the Chief Executive Officer of Meyer Natural Angus. From January 1996 to July 2002, Mr. Cooper was employed by Perdue Farms, Inc., where he served in various roles, including as President, Retail Products, from February 2000 to July 2002, and as Senior Vice President and Chief Financial Officer from January 1996 through February 2000. From August 1992 to January 1996, he served as Vice President, Chief Financial Officer, Secretary and Treasurer of Rocco Enterprises. Mr. Cooper also served in various senior financial roles with Dial Corporation over a 14 year career with that company.

Charles Macaluso, 65, has been a principal of Dorchester Capital, LLC, a management consulting and corporate advisory service firm focusing on operational assessment, strategic planning and workouts since 1998. From 1996 to 1998, he was a partner at Miller Associates, Inc., a workout, turnaround partnership, focusing on operational assessment, strategic planning and crisis management. Mr. Macaluso currently serves as a director of the following public companies: Global Crossing Ltd., where he is also a member of the audit committee; Lazy Days RV SuperCenters, Inc., where he is also a member of the audit committee; and Darling International, as Lead Director. He also serves as a Chairman of the Board of three private companies.

Marcus Vinicius Pratini de Moraes, 70, is currently a member of the Board and President of the Business Strategy Committee of JBS Friboi, the Chairman of the Advisory Board of Solvay and Cie., Brazil, Chairman of the Brazilian Chapter of CEAL (Business Council of Latin America), Vice Chairman of the Board of COSAN Ltd., a member of the Advisory Council of BM&F (Brazilian Mercantile & Futures Exchange), a member of the Board of COSCEX - Superior Council of Foreign Trade at FIESP (Foreign Trade Board of the Federation of Industries of the State of Sao Paulo), and Director of DEAGRO Division - Agrobusiness Department for Products of Animal Origin at FIESP (Foreign Trade Board of the Federation of Industries of the State of Sao Paulo). Mr. Pratini was a member of the Supervisory Board of ABN AMRO Bank from 2003 to 2007. Mr. Pratini also had a long career in Brazil’s public sector. He has been the Deputy Minister of Planning, the Minister of Industry and Trade, a Congressman, the Minister of Mines and Energy and the Minister of Agriculture, Livestock and Food Supply.

Wallim Cruz De Vasconcellos Junior, 52, has served as a Partner of Iposeira Partners Ltd, a provider of advisory services for mergers and acquisitions and restructuring transactions since 2003. Mr. Vasconcellos served as a Consultant to IFC/World Bank from 2003 to 2008. He is currently a Member of the Board of Santos Brasil S.A. and served as a Member of the Board of Cremer S.A. from 2006 to 2008.

All of the Directors of the Company serving prior to our emergence from the Chapter 11 bankruptcy proceedings, other than Lonnie “Bo” Pilgrim and Don Jackson, resigned immediately after the effective date of our emergence from the Chapter 11 bankruptcy proceedings.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and Directors, and persons who own more than ten percent of our common stock, to file reports of ownership and changes in ownership with the SEC. Officers, Directors and greater than ten-percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms, we believe that no Director, officer or beneficial holder of more than 10% of any class of our equity securities failed to file on a timely basis reports required by Section 16(a) during the most recent fiscal year or prior years, except for James G. Vetter, Jr., a former Director of the Company, who did not report the purchase of 400 shares of our common stock in June 2004.

Code of Business Conduct and Ethics and Corporate Governance Policies

Our Board of Directors has adopted a Code of Business Conduct and Ethics that applies to the Directors, officers and employees of the Company, including our principal executive officer, principal financial officer and principal accounting officer, and Corporate Governance Policies of the Board of Directors. The full texts of the Code of Business Conduct and Ethics and Corporate Governance Policies are posted on our website at www.pilgrimspride.com, under the “Investors – Corporate Governance” caption and are also available in print to any stockholder who requests them. We intend to disclose future amendments to, or waivers from, certain provisions of the Code of Business Conduct and Ethics on our website within four business days following the date of such amendment or waiver.

Audit Committee of the Board of Directors

To assist in carrying out its duties, the Board of Directors has delegated certain authority to the Audit Committee. The members of the Audit Committee are Michael L. Cooper, Charles Macaluso and Wallim Cruz De Vasconcellos Junior. Our Audit Committee’s responsibilities include selecting our independent registered public accounting firm, reviewing the plan and results of the audit performed by our independent registered public accounting firm and the adequacy of our systems of internal accounting controls, and monitoring compliance with our conflicts of interest and business ethics policies. The Audit Committee is comprised entirely of Directors who the Board of Directors has determined to be independent within the meaning of the NYSE listing standards. The Board has determined that each of the members of the Audit Committee is financially literate and Michael L. Cooper is an “audit committee financial expert” within the meaning of the regulations of the SEC. The Audit Committee has an Audit Committee Charter, which is available on our website at www.pilgrimspride.com, under the “Investors – Corporate Governance” caption. The Audit Committee Charter is also available in print to any stockholder who requests it.

Item 11.	Executive Compensation

REPORT OF THE COMPENSATION COMMITTEE

The Compensation Committee (the “Compensation Committee”) of the Board of Directors of Pilgrim’s Pride Corporation (the “Company”) has reviewed and discussed the Compensation Discussion and Analysis (the “CD&A”) for the year ended September 26, 2009, with management. In reliance on the reviews and discussions referred to above, the Compensation Committee recommended to the Board of Directors that the CD&A be included in the Company’s Annual Report on Form 10-K/A, to be filed with the Securities and Exchange Commission.

Compensation Committee

Wesley Mendonça Batista Wallim Cruz de Vasconcellos Junior Michael Cooper

January 22, 2010

Compensation Committee Interlocks and Insider Participation

During 2009, the members of the Compensation Committee were Lonnie “Bo” Pilgrim, our Senior Chairman, Lonnie Ken Pilgrim, Vance C. Miller, Sr., James G. Vetter, Jr. and Blake D. Lovette.

During 2009, the Company has been a party to certain transactions with Lonnie “Bo” Pilgrim and his children. These transactions, along with all other transactions between the Company and affiliated persons, required the prior approval of the Audit Committee of the Board of Directors, and the Audit Committee has approved each of these transactions. Set forth below is a summary of these transactions.

We have entered into chicken grower contracts involving farms owned by certain of our officers, providing the placement of Pilgrim’s Pride-owned flocks on their farms during the grow-out phase of production. These contracts are on terms substantially the same as contracts we enter into with unaffiliated parties and can be terminated by either party upon completion of the grow-out of each flock. The aggregate amount paid by us to Lonnie “Bo” Pilgrim under these grower contracts during 2009 was $1,307,304.

During the fiscal year ended September 26, 2009, we processed the payroll for certain employees of Lonnie “Bo” Pilgrim and Pilgrim Poultry G.P. (“PPGP”) as well as performed certain administrative bookkeeping services for Mr. Pilgrim’s personal businesses. Lonnie “Bo” Pilgrim is the sole proprietor of PPGP. During 2009, PPGP paid the Company $685,894 for general supplies and the services described above.

PPGP also rents facilities to us for the production of eggs. On December 29, 2000, we entered into an agreement with PPGP to rent its egg production facilities for a monthly amount of $62,500. During 2009, we paid rental on the facilities of $750,000 to PPGP. Our management analyzed the terms of this agreement with PPGP and concluded that they were substantially similar to, and contained terms not less favorable to us than, agreements obtainable from unaffiliated parties.

During 2009, the Company maintained depository accounts with a financial institution of which Lonnie “Bo” Pilgrim is a major stockholder. Fees paid to this bank in 2009 are insignificant, and as of September 26, 2009, we had bank balances at this financial institution of $2,275,825.

Since 1985, we have leased an airplane from Lonnie “Bo” Pilgrim under a lease agreement which provided for monthly lease payments of $33,000 plus operating expenses. This lease was terminated effective on November 18, 2008. Our management analyzed the terms of this agreement and concluded that they were substantially similar to those, and contained terms not less favorable to us than, agreements obtainable from unaffiliated parties. During 2009, we incurred lease expenses of $66,000 and operating expenses of $1,500 associated with the use of this airplane.

During 2009, a portion of the Company’s debt obligations were guaranteed by Pilgrim Interests, Ltd., an entity related to Lonnie “Bo” Pilgrim. In consideration of such guarantees, the Company has paid Pilgrim Interests, Ltd. a quarterly fee equal to 0.25% of one-half of the average aggregate outstanding balance of such guaranteed debt. During 2009, we paid $1,143,179 to Pilgrim Interests, Ltd., however, pursuant to the terms of the DIP Credit Agreement, the Company was unable to make any loan guarantee fees throughout the remainder of 2009 without the consent of the lenders party thereto. At September 26, 2009, the Company had classified accrued loan guaranty fees totaling $7,129,166 as Liabilities subject to compromise. Following our emergence from bankruptcy, we paid Pilgrim Interests, Ltd. $8,927,763.63 which included the amounts owed at September 26, 2009 plus the amount owing through December 28, 2009, the date of the Company’s emergence from bankruptcy.

During 2009, certain members of the family of Lonnie “Bo” Pilgrim were employed by us, including: his son, Lonnie Ken Pilgrim, our former Senior Vice President, Transportation. Lonnie Ken Pilgrim was paid total compensation of $344,360 in 2009. Lonnie Ken Pilgrim also served as Chairman of the Board from January 2009 and as interim President from December 2008 to January 2009. Additionally, his son, Pat Pilgrim; and his daughter, Greta Pilgrim-Owens, were employed by the Company and received total compensation for 2009 of $4,212 and $12,116, respectively. Pat Pilgrim’s and Greta Pilgrim-Owens’ employment with the Company terminated on September 28, 2008.

From time to time, the Company has purchased grain from Pat Pilgrim, a son of Lonnie “Bo” Pilgrim, in transactions pre-approved by the Audit Committee. We paid him $396,170 for such purchases in 2009. Pat Pilgrim also provided hauling services to us in 2009, for which he was paid $34,211. He also paid the Company $26,278 on October 30, 2009 for land he leased from us in 2009. On November 30, 2005, the Audit Committee pre-approved our entering into three contracts with Pat Pilgrim, a general services agreement, a transportation agreement and a lease. On January 28, 2008, the Audit Committee approved the new ground lease agreement with Mr. Pilgrim. In February 2008, we entered into the new ground lease agreement pursuant to which Mr. Pilgrim rents 1,596 acres of land from the Company for annual lease payments totaling $26,278. The lease agreement, which is for a one year term, renews for an additional year at the end of each term, but the agreement can be terminated by either party without cause. Management analyzed the terms of these contracts and transactions and believed that they were substantially similar to, and contained terms not less favorable to us than, those obtainable from unaffiliated parties.

During 2009, we employed Blake Lovette’s son-in-law, Ted Lankford, as Complex Manager for our Athens, Alabama live operations and processing complex. Mr. Lankford was paid total compensation of $170,046 in 2009.

COMPENSATION DISCUSSION AND ANALYSIS

The following discusses the material elements of the compensation for our current and former principal executive officer, principal financial officer and four other most highly compensated executive officers listed in the “Summary Compensation Table” on page 17 (collectively, the “named executive officers”) during our fiscal year ended September 26, 2009. To assist in understanding compensation for 2009, we have included a discussion of our compensation policies and decisions for periods before and after 2009 where relevant. For information concerning the compensation discussion and analysis of William K. Snyder, our former Chief Restructuring Officer, see “Chief Restructuring Officer” below.

The Compensation Committee prior to emergence from our Chapter 11 bankruptcy proceedings consisted of Lonnie “Bo” Pilgrim, the co-founder and former Senior Chairman of the Board, his son, Lonnie Ken Pilgrim, and three independent directors, including Vance C. Miller, Sr., James G. Vetter, Jr. and Blake D. Lovette. All of the members of the Compensation Committee resigned from the committee on December 28, 2009.

Prior to the commencement, and during the pendency, of our Chapter 11 bankruptcy proceedings, our prior Compensation Committee had the overall responsibility for establishing executive compensation and overseeing the administration of our incentive plans and employee benefit plans. However, during our Chapter 11 bankruptcy proceedings, many of the prior Compensation Committee’s actions (including its approval of the amended and restated employment agreement of Don Jackson, our President and Chief Executive Officer (the “Employment Agreement”) and the 2009 Performance Bonus Plan (the “FY2009 Performance Bonus Plan”) and its engagement of Mr. Snyder as the Company’s Chief Restructuring Officer), were subject to the approval of the Bankruptcy Court. The Employment Agreement, the FY2009 Performance Bonus Plan, and certain other actions of the Compensation Committee during 2009 were also subject to negotiations with the Company’s statutory committees formed during the bankruptcy proceedings, the Unsecured Creditors’ Committee, the Equity Committee, and other constituencies.

Executive Compensation Philosophy and Objectives

Prior to our Chapter 11 bankruptcy proceedings, the objectives of our compensation program were to attract, retain and motivate competent executive officers who had the experience and ability to contribute to the success of our business. Given the challenges faced by our Company and our industry during 2009, the Compensation Committee determined to motivate current senior executives, as well as attract and motivate new executives, to attain performance goals that would allow us to continue as a going concern and to develop a reorganization plan that would enable us to achieve an expedient and successful reorganization and emerge from bankruptcy positioned for long-term profitability and growth. Accordingly, our compensation program for 2009 was designed to reward effectiveness, efficiency, flexibility and commitment with the goal of retaining and motivating our executives and, as deemed appropriate, to attract new executives to achieve our corporate objectives.

As discussed above, during our reorganization proceedings, certain aspects of our executive compensation program were subject to the requirements of the Bankruptcy Code, as well approval by the Bankruptcy Court, the statutory committees and other constituencies. Consequently, the Compensation Committee’s philosophy and objectives were often affected by the requirements of the Bankruptcy Code and the Bankruptcy Court and the interests of the statutory committees.

Role of the Compensation Committee and Executive Officers in Compensation Decisions

The prior Compensation Committee was responsible for establishing and overseeing the overall compensation structure, policies and programs of the Company and assessing whether our compensation structure resulted in appropriate compensation levels and incentives for executive management of the Company. The Compensation Committee attempted to ensure that the total compensation paid to each executive officer was fair, reasonable, competitive and motivational. In making compensation decisions, the Compensation Committee considered, among other things, data provided by its outside compensation consultant, the recommendations of Lonnie “Bo” Pilgrim, our co-founder and former Senior Chairman, and during the pendency of the Chapter 11 bankruptcy proceedings, the input of the statutory committees and other constituencies.

Lonnie “Bo” Pilgrim annually reviewed the performance of all executive officers and key employees with the full Compensation Committee and made recommendations of base salaries and bonuses based on these reviews. The Committee considered these reviews and recommendations and then exercised its discretion in adopting or modifying any recommended salaries and bonuses.

Compensation Consultant

The Company retained a compensation consultant, Hewitt Associates, LLC (“Hewitt Consulting”), to conduct a comprehensive assessment of our executive compensation program relative to competitive markets, as well as conduct an analysis of certain retention strategies for our senior management team. Hewitt Consulting sought input and feedback from management regarding its consulting work product in order to confirm alignment with the Company’s business strategy and identify data questions or other similar issues, if any, prior to its presentations to the Compensation Committee.

Prior to the commencement of our Chapter 11 bankruptcy proceedings, Hewitt Consulting provided our Compensation Committee with advice and analysis relating to an overall assessment of our executive compensation program. Hewitt Consulting compared our executive compensation levels and the relationship between our compensation levels to companies with operations and lines of business comparable to ours, including Campbell Soup Company, ConAgra Foods, Inc., Corn Products International Inc., Del Monte Foods Company, General Mills, Inc., H.J. Heinz Company, The Hershey Company, Hormel Foods Corporation, Kellogg Company, Land O’Lakes, Sara Lee Corporation, Tyson Foods, Inc. and Wm Wrigley Jr. Company. Executive positions were individually benchmarked with the peer group companies’ data using a review of the job responsibilities and scope for each executive role as defined by their job descriptions. The survey provided by Hewitt Consulting showed that our total executive compensation levels ranked below market levels, which was in part due to the lack of equity incentive compensation programs. After consideration of this assessment, the Compensation Committee and the Board of Directors approved an enhanced, multifaceted executive compensation program consisting of (1) base salaries, (2) cash incentive compensation, (3) long-term incentive compensation consisting of both restricted stock grants and stock options, (4) change in control agreements and (5) certain perquisites and other personal benefits. However, given the challenges faced by our Company in 2009 and our Chapter 11 bankruptcy proceedings, the proposed compensation program, including the long-term incentive compensation component, was not implemented in 2009.

Throughout 2009, Hewitt Consulting continued to provide recommendations to our Compensation Committee for improvement of our compensation program, including competitive change-in-control severance recommendations based on the practices of our industry peers, the adoption of new incentive compensation and retention plans and the modification of certain existing compensation plans.

We also engaged Hewitt Consulting to assist us in the design and assessment of the structure of the FY2009 Performance Bonus Plan. Hewitt Consulting analyzed the competitiveness of the award opportunities and concluded that target awards under the FY2009 Performance Bonus Plan were consistent with market target award opportunities. In connection with the approval of the Employment Agreement, Hewitt Consulting also provided to the Compensation Committee a survey conducted in May 2008 of chief executive officer compensation of industry peers that included ConAgra Foods, Inc., Dean Foods Co., Seaboard Corporation, Smithfield Foods, Inc., Hormel Foods Inc. and Tyson Foods Inc.

Components of Compensation

During our fiscal year ended September 26, 2009, the principal elements of compensation for our executive officers were (1) base salaries, (2) cash incentive compensation and (3) certain perquisites and other personal benefits. We do not have a formal stock ownership requirement for our executive officers and, historically, we have had no equity-based incentive compensation. However, on January 27, 2009, after approval by our Compensation Committee and the Bankruptcy Court, we granted a restricted stock award (described below under “Restricted Stock Grant”) to Dr. Jackson in connection with entering into the Employment Agreement, to attract Dr. Jackson to serve as the Company’s President and Chief Executive Officer.

We also made matching contributions to the Company’s 401(k) salary deferral plan during 2009, including matching contributions of our common stock. In addition, we made contributions to the Employee Stock Investment Plan for purchases of our common stock under the plan. However, matching contributions of common stock to these plans were permanently suspended in November 2008.

Base Salary

We provide our named executive officers and other employees with a base salary to provide a fixed amount of compensation for services during the fiscal year. Base salaries have historically been subjectively determined by the Compensation Committee for each of the executive officers on an individual basis, taking into consideration a subjective assessment of individual contributions to Company performance, length of tenure, compensation levels for comparable positions, internal equities among positions and the recommendations of our former Senior Chairman. The Compensation Committee completed its annual compensation review with respect to the executive officers of the Company on September 24, 2008, and, given the challenges faced by the Company and the industry, determined that compensation levels would remain substantially unchanged for 2009. During 2009, Dr. Jackson’s base compensation was governed by the Employment Agreement, which was entered into on January 27, 2009 and is discussed below under “Jackson Employment Agreement.” Lonnie Ken Pilgrim’s salary declined during 2009 due to a decrease in Mr. Pilgrim’s responsibilities after the commencement of the Company’s Chapter 11 bankruptcy proceedings.

Cash Incentive Compensation

Historically, under the Pilgrim’s Pride Corporation Senior Executive Performance Bonus Plan (the “Bonus Plan”), we awarded annual cash bonuses to executive officers and other management personnel based on our performance and profitability in the year with respect to which bonuses were awarded. The Bonus Plan was not approved by the Bankruptcy Court and no bonuses were paid to executive officers under the Bonus Plan with respect to 2009 performance.

Bonuses paid to executives for 2009 performance were made under the FY 2009 Performance Bonus Plan. In addition to its assistance with the design and assessment of the structure of the FY2009 Performance Bonus Plan, Hewitt Consulting also analyzed the competitiveness of the award opportunities. Hewitt Consulting concluded that target awards under the FY2009 Performance Bonus Plan were consistent with market target award opportunities. The FY2009 Performance Bonus Plan was presented to, negotiated with, and approved by, the Unsecured Creditors’ Committee and the Equity Committee. Following meetings in May and August 2009, our Board approved, subject to Bankruptcy Court approval, the FY2009 Performance Bonus Plan. On September 29, 2009, the Bankruptcy Court entered an order approving the FY2009 Performance Bonus Plan.

The FY2009 Performance Bonus Plan is an incentive plan for approximately 80 key employees and executives, including our named executive officers, tasked with assisting us in the Chapter 11 proceedings. In approving the FY2009 Performance Bonus Plan, the Compensation Committee considered the significant efforts of employees and executives required, in addition to performance of their day to day responsibilities, for the preparation and negotiation of a confirmable plan of reorganization and with respect to the analysis and resolution of thousands of claims filed in the Chapter 11 proceedings. The goals of the FY2009 Performance Bonus Plan are to:

•

motivate the Company’s executive officers and other key employees who were not eligible to receive any form of performance-based incentive compensation since the beginning of the Chapter 11 proceedings;

•	align all such executives’ and employees’ interests with the goals of the stockholders and creditors that the Company become profitable and emerge from bankruptcy;

•	provide an incentive for all such executives and employees to achieve profit goals; and

•	fill the gap in the lack of retention programs for the executive officers and key employees while in bankruptcy.

The awards to be paid under the FY2009 Performance Bonus Plan are linked to our earnings before interest, taxes, depreciation, amortization and restructuring costs (“EBITDAR”) in the third and fourth quarters of fiscal 2009 and the successful emergence from bankruptcy. The Committee approved the EBITDAR threshold performance level of at least $225 million in EBITDAR below which no awards are earned. In addition to remain eligible for an award under the FY2009 Performance Bonus Plan, a participant must be employed by the Company through its emergence from bankruptcy.

Each participant that was eligible for an award under the FY2009 Performance Bonus Plan received a cash bonus equal to such participant’s pro rata share of a pool equal to the sum of (1) $2.6 million, plus (2) 4% of any portion of the Company’s EBITDAR for the third and fourth fiscal quarters that exceeds $225 million. Each participant’s pro rata share of the total pool available to all participant’s under the FY2009 Performance Bonus Plan will be based on the factor of such individual’s target bonus percentage, as set by our Board, multiplied by the amount of such participant’s annualized base salary accrued with respect to FY2009 (the “Bonus Factor”). Notwithstanding the foregoing, the FY2009 Performance Bonus Plan provides that if our EBITDAR for the third and fourth quarters of 2009 meets or exceeds $325 million, each award pursuant to the plan will be equal to an amount that is at least 100% of the applicable participant’s Bonus Factor. The awards earned in 2009 under the FY2009 Performance Bonus Plan and payable to our named executive officers are disclosed in the Summary Compensation Table and in the 2009 Grants of Plan-Based Awards table below.

The FY2009 Performance Bonus Plan is administered by the Compensation Committee. The Compensation Committee has the discretion to reduce, increase or eliminate a bonus payable to any participant and to pay bonuses in excess of the total bonus pool amount. The FY2009 Performance Bonus Plan does not satisfy the requirements of Section 162(m) of the Code regarding executive compensation.

Other Compensation

Our executive officers receive no special employee benefits. During our Chapter 11 bankruptcy proceedings, our executive officers were able to participate on the same basis as other employees in the provisions of the Company’s 401(k) salary deferral plan. Contributions to the Company’s 401(k) salary deferral plan are made up of a 30% matching contribution on the first 6% of pay and an additional matching contribution on up to 6% of an executive’s compensation, subject to an overall contribution limit for all employees 401(k) and other profit sharing plans of 5% of domestic income before taxes. In November 2008, the Company notified its employees advising each person that any matching contributions to the Company’s 401(k) salary deferral plan that he had previously elected to be invested in Company common stock would be automatically invested in the plan’s default investment option unless the employee elected a different investment. All full-time employees in the U.S. are eligible to participate in the 401(k) salary deferral plan. We do not have any other pension plan for our executive officers.

The Company has also historically maintained an Employee Stock Investment Plan pursuant to which we contributed an amount equal to 33 1/3% of an officer’s payroll deduction for purchases of our common stock under the plan. In November 2008, matching contributions that employees had previously elected to be invested in our common stock were permanently suspended. In December 2009, we terminated the Employee Stock Investment Plan. Contributions to named executive officers made in 2009 under our 401(k) salary deferral plan and under the Employee Stock Investment Plan are reported in the Summary Compensation Table.

During our Chapter 11 proceedings, we also maintained and continue to maintain the Pilgrim’s Pride Corporation 2005 Deferred Compensation Plan (the “Deferred Compensation Plan”) to help provide for the long-term financial security of our US employees who meet the Internal Revenue Service definition of a “highly compensated employee,” which include all of our named executive officers and certain other key personnel. Under the Deferred Compensation Plan, participants may elect to defer up to 80% of their base salary and/or up to 100% of their annual cash bonus payments as part of their personal retirement or financial planning. Executive officers who elect to defer compensation in the Deferred Compensation Plan must do so annually prior to the beginning of each calendar year and may direct the investment of the amount deferred and retained by us. The Deferred Compensation Plan is administered by the administrative committee appointed by our Board, and deferred compensation may be invested in authorized funds which are similar to the investment options available under our 401(k) salary deferral plan. Additional information regarding deferred compensation is reported below in the Nonqualified Deferred Compensation Table.

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

Perquisites and Other Personal Benefits

During our Chapter 11 bankruptcy proceedings, we provided our named executive officers with perquisites and other personal benefits that we believed to be reasonable and consistent with our overall compensation program to better enable us to attract and retain competent executives for key positions. The Compensation Committee periodically reviewed the levels of perquisites and other personal benefits that we provided to our named executive officers. In 2009, our executive officers received perquisites involving items such as personal use of automobiles. In addition, our executive officers had access to the personal use of corporate aircraft, which was suspended following the commencement of our bankruptcy proceedings, and they were also eligible to receive company-paid or company-subsidized life insurance and disability coverage on the same basis as our other domestic payroll employees. Information regarding these perquisites is reported below in the Summary Compensation Table. Additionally, as described under “Compensation Committee Interlocks and Insider Participation” and “Certain Transactions,” certain relatives of our executive officers were employed by the Company in 2009 and had business transactions with the Company. In establishing the compensation of the executive officers, the prior Compensation Committee considered all perquisites and other personal benefits.

Proposed Plans

In September 2009, our Board approved, subject to confirmation of the Plan of Reorganization by the Bankruptcy Court and the approval of our stockholders, the Short Term Management Incentive Plan, a new annual incentive program for use following the Company’s exit from bankruptcy, providing for the grant of bonus awards payable upon achievement of specified performance goals (the “STIP”). The Bankruptcy Court and the stockholders approved the STIP in connection with the confirmation of the Plan of Reorganization in December 2009. The STIP permits the grant of 162(m) awards and bonus awards that are not intended to so qualify. Full-time salaried, exempt employees of the Company and its affiliates who are selected by the administering committee will be eligible to participate in the STIP. No awards were granted under the STIP prior to our emergence from the Chapter 11 bankruptcy proceedings.

In September 2009, our Board also approved, subject to confirmation of the Plan of Reorganization by the Bankruptcy Court and stockholder approval, a new, performance-based, omnibus long-term incentive plan (the “LTIP”), providing for the grant following the Company’s exit from its Chapter 11 proceedings of a broad range of long-term equity-based and cash-based awards to the Company’s officers and other employees, members of the Board and any consultants. The Bankruptcy Court and the stockholders approved the LTIP in connection with the confirmation of the Plan of Reorganization in December 2009. The equity-based awards that may be granted under the LTIP include “incentive stock option,” within the meaning of the Code, non-qualified stock option, stock appreciation rights, restricted stock awards and restricted stock units. No awards were granted under the LTIP prior to our emergence from the Chapter 11 bankruptcy proceedings.

Change in Control Agreements

In October 2008, we entered into change in control agreements with Lonnie “Ken” Pilgrim, Chairman, and Richard A. Cogdill, Chief Financial Officer, and in September 2009 we entered into a change in control agreement with Dr. Jackson (collectively, the “Change in Control Agreements”). Lonnie “Bo” Pilgrim was not party to a Change of Control Agreement. The Company believes that the Change in Control Agreements are critical to our ability to attract and retain highly qualified employees who provide essential services for our successful emergence from bankruptcy and continued long-term profitability and growth. Such agreements reduce personal uncertainty that arises from the possibility of a future business combination or restructuring. Moreover, the Change in Control Agreements are designed to offset the uncertainty of executives regarding their own futures if a change in control or termination actually occurs. In addition, we believe that the Change in Control Agreements increase stockholder value by encouraging the executives to consider change in control transactions that are in the best interest of the Company and its stockholders, even if the transaction may ultimately result in their termination of employment.

The Change in Control Agreements have an initial term of three years. The Change in Control Agreements have two triggers: (1) a change in control (the “Change in Control”) and (2) separation from the Company. The change of ownership of the Company pursuant to the Plan qualifies as the first trigger for the first two years following confirmation of the Plan.

Generally, the Change in Control Agreements provide that, except in the case of Dr. Jackson, any stock options and other equity awards held by the executives will become fully vested and exercisable upon a Change in Control (however, no such awards will be outstanding as of the Change in Control) and that, if the Company terminates an executive’s employment for reasons other than “cause” or if the executive resigns for “good reason” (as these terms are defined in the Change in Control Agreements) within a specified time period following a Change in Control, then the executive will be entitled to certain severance benefits. The employment period is 24 months in the case of Mr. Pilgrim and Dr. Jackson and 18 months in the case of Mr. Cogdill. Upon the termination of an executive’s employment during the employment period, the Change in Control Agreements provide:

•

For a lump sum severance payment that includes the executive’s target annual bonus for the fiscal year in which the termination occurs, prorated through the date of termination, and an amount based on the sum of the executive’s annual base salary and target annual bonus, multiplied by 3.0 in the case of Mr. Pilgrim and Dr. Jackson and by 2.5 in the case of Mr. Cogdill.

•	That the executives may be entitled to receive a tax gross-up payment to compensate them for specified excise taxes, if any, imposed on the severance payment.

•	Up to 18 months of the Company-paid COBRA premiums.

•	In the case of Dr. Jackson, any stock option and other equity awards held by him will become fully vested and exercisable.

In addition, the Change in Control Agreements provide that, for a period of 24 months in the case of Mr. Pilgrim and Dr. Jackson and 18 months in the case of Mr. Cogdill, from the date of any termination of the executive’s employment that results in a severance payment under the executive’s Change in Control Agreement, the executive will not (a) divulge confidential information regarding the Company, (b) solicit or induce employees of the Company to terminate their employment with the Company, or (c) seek or obtain any employment or consulting relationship with any specified competitor of the Company. See discussion below under “Potential Payments Upon Termination or Change In Control,” for additional information regarding compensation and benefits that Lonnie “Ken” Pilgrim, Mr. Cogdill and Dr. Jackson are entitled to receive upon the Change in Control.

Jackson Employment Agreement

In December 2008, in an effort to bring a fresh perspective to the Company and to maximize the opportunities available to the Company through its restructuring, the Board approved the appointment of Dr. Jackson as our Chief Executive Officer and President. Dr. Jackson replaced the former Chief Executive Officer and the Chief Operating Officer of the Company. As an inducement to join the Company, as well as to create an incentive for Dr. Jackson to forego other career opportunities, the Committee determined it was necessary to offer an employment agreement to Dr. Jackson, setting forth specific elements of compensation, termination, and other arrangements.

As discussed above, Hewitt Consulting provided the Compensation Committee a survey conducted in May 2008 of chief executive officer compensation of industry peers that included ConAgra Foods, Inc., Dean Foods Co., Seaboard Corporation, Smithfield Foods, Inc., Hormel Foods Inc. and Tyson Foods Inc. The Company negotiated the terms of the Employment Agreement with the Unsecured Creditors’ Committee. On January 27, 2009, the Bankruptcy Court approved, and we entered into the Employment Agreement with Dr. Jackson. Dr. Jackson’s compensation is largely dictated by the Employment Agreement.

In determining Dr. Jackson’s compensation, the Compensation Committee primarily took into account: (1) input and data provided by Hewitt Consulting, as described above; (2) a comparison to competitive pay practices for other senior level executive positions; (3) the challenges inherent in inducing Dr. Jackson to leave his then current place of employment and attracting him to a company subject to Chapter 11 bankruptcy proceedings; (4) the input provided by, and approval of, the Unsecured Creditors Committee and other constituencies; (5) the qualifications and experience of Dr. Jackson; and (6) the nature of Dr. Jackson’s service as Chief Executive Officer and President.

Base Salary and Incentive Compensation

Under the Employment Agreement, Dr. Jackson has an annual base salary of not less than $1,500,000. Dr. Jackson received a bonus of $3,000,000 (“Sign on Bonus”), which is subject to repayment on a pro-rata basis over a three year period in the event his employment is terminated under specified circumstances.

Additionally, Dr. Jackson earned $2,000,000 as a reorganization bonus, which was determined based upon the Company achieving certain performance targets. Under the terms of the Employment Agreement, the restructuring bonus is payable as follows:

•

$2,000,000 is earned upon occurrence of the following conditions (i) confirmation of the Plan of Reorganization (as defined in the Employment Agreement), (ii) EBITDAR is at least $300 million for the third and fourth fiscal quarters of the Company’s fiscal year ended 2009, and (iii) the annualized operational improvements of the Company and its subsidiaries are at least $100 million for the Company’s fiscal year ended 2009 compared to the Company’s fiscal year ended 2008; and

•

if the above conditions are not satisfied, then $1,000,000 is earned upon the occurrence of the following conditions: (i) confirmation of the Plan of Reorganization, (ii) EBITDAR is at least $200 million for the third and fourth fiscal quarters of the Company’s fiscal year ended 2009, and (iii) the annualized operational improvements of the Company and its subsidiaries are at least $50 million for the Company’s fiscal year ended 2009 compared to the Company’s fiscal year ended 2008.

No reorganization bonus is payable under the Employment Agreement if the EBITDAR is less than $200 million for the third and fourth fiscal quarters of the Company’s fiscal year ended 2009, or if the annualized operational improvements of the Company and its subsidiaries are less than $50 million.

Under the Employment Agreement, Dr. Jackson is also eligible to participate in all incentive plans, practices, policies and programs applicable generally to other executive personnel of the Company, including, but not limited to, the FY2009 Performance Bonus Plan,. Accordingly, Dr. Jackson is also entitled to participate in the FY2009 Performance Bonus Plan.

Restricted Stock Grant

On January 27, 2009, under the terms of the Employment Agreement, Dr. Jackson was granted a restricted stock award of 3,085,656 of the Company’s common stock (the “Shares”), vesting when certain conditions and performance targets are met. Under the terms of the Employment Agreement, one-half of the Shares vests upon the occurrence of the following conditions: (1) confirmation of the Plan of Reorganization, and (2) the EBITDAR is at least an aggregate of $300 million for the third and fourth fiscal quarters of 2009. The remaining one-half of the Shares vests if the EBITDAR for the last 12 months ending on the last day of the fiscal month immediately preceding substantial consummation of the Company’s plan of reorganization is at least an aggregate of $500 million. In connection with the confirmation of the Plan of Reorganization, the emergence of the Company from Chapter 11 bankruptcy proceedings and the satisfaction of the performance targets, the Shares vested in December 2009.

Perquisites and Other Personal Benefits

Under the Employment Agreement, Dr. Jackson is entitled to participate in the Company’s savings and retirement plans, practices and programs generally applicable to other executive personnel of the Company. Dr. Jackson is also eligible to participate in all group benefits plans and programs the Company has established or may establish for its executive employees, including the Company’s executive relocation policy and repayment agreement, which provides moving and other relocation related expenses, including assistance selling a home and temporary housing. Any amounts under the executive relocation policy and repayment agreement must be repaid if employment is terminated within one year from the hire date.

Separation Agreements

On December 16, 2008, our board of directors accepted the resignations of J. Clinton Rivers, the Company’s former Chief Executive Officer and President, and Robert A. Wright, the Company’s former Chief Operating Officer. In connection with the resignations, the Company entered into a separation agreement and consulting agreement with Mr. Wright on December 22, 2008, and a separation agreement and consulting agreement with Mr. Rivers December 24, 2008. Under the terms of the separation agreements, each of them resigned as an officer, director, employee and any other capacity of the Company and its subsidiaries and agreed to terminate their change in control agreements with the Company. The Company agreed to pay a severance payment of $143,242 to each of Mr. Rivers and Mr. Wright. Pursuant to the terms of the consulting agreements, each agreed to provide consulting services to the Company on an as-requested basis for a fee of (a) $83,500 per month, for a term of four months, in the case of Mr. Rivers, and (b) $50,000 per month, for a term of three months, in the case of Mr. Wright. The consulting agreements also included non-competition covenants for the duration of the agreements. The amounts paid under the separation agreements were limited by provisions of the Bankruptcy Code. The separation agreements were approved by the Bankruptcy Court in January 2009 and the consulting agreements were approved by the Bankruptcy Court in March 2009.

Severance Plan

Prior to our emergence from the Chapter 11 bankruptcy proceedings, we maintained the Pilgrim’s Pride Corporation Severance Plan (the “Severance Plan”), pursuant to which we provided severance payments to eligible employees, including our named executive officers, if their employment was terminated “without cause,” as defined in the Severance Plan. The Severance Plan did not cover termination due to death, disability, retirement, termination for cause or termination at the end of the leave of absence that exceeded the maximum permitted by the Company. Under the Severance Plan, in exchange for signing an enforceable waiver and release agreement, upon termination without cause, a named executive officer was entitled to receive as severance pay an amount equal to: one week per year of service with the Company, plus a minimum of 16 supplemental weeks (in addition to years of service amount), with a total maximum of 52 weeks of pay. In addition, if the Company provided less than two weeks notice of termination without cause, an executive officer would have been entitled up to two additional weeks of severance in lieu of notice. Additional benefits that are available to eligible employees under the Severance Plan included career transition services as determined by the Company, including without limitation, written materials, company sponsored training and job fairs.

Chief Restructuring Officer

On November 7, 2008, our board of directors appointed Mr. Snyder as the Chief Restructuring Officer of the Company. As Chief Restructuring Officer, Mr. Snyder assisted the Company in capitalizing on cost reduction initiatives, developing restructuring plans and exploring opportunities to improve its long-term liquidity.

Mr. Snyder, a Managing Partner of CRG Partners Group, LLC (“CRG”), a provider of corporate turnaround and restructuring services, was employed by CRG and performed services as Chief Restructuring Officer of the Company through CRG. As a result, Mr. Snyder did not receive any compensation directly from the Company and did not participate in any of the Company’s employee benefits plans. The Company compensated CRG for Mr. Snyder’s services at a rate of $550 per hour. CRG’s engagement with the Company and Mr. Snyder’s services as Chief Restructuring Officer were terminated upon the Company’s emergence from the Chapter 11 bankruptcy proceedings.

Tax Considerations

Section 162(m) of the Internal Revenue Code imposes limitations on the deductibility for federal income tax purposes of compensation over $1,000,000 paid to each of our five most highly paid executive officers in a taxable year. Compensation above $1,000,000 may only be deducted if it is “performance-based compensation” within the meaning of the Code. Amounts payable under the Bonus Plan are intended to be performance-based compensation meeting these requirements and, as such, be fully deductible. However, the Company has not adopted a policy requiring all compensation to be deductible. For 2009, certain amounts paid (including bonuses to certain executive officers under the FY2009 Performance Bonus Plan) did not qualify as performance-based compensation and were not deductible.

EXECUTIVE COMPENSATION

The table below summarizes compensation paid to or earned by our named executive officers, including, our Chief Executive Officer, Chief Financial Officer and our three other most highly compensated executive officers serving at the end of the fiscal year ended September 26, 2009, as well as certain other former executive officers for which disclosure is required for 2009. See “Compensation Committee Interlocks and Insider Participation” and “Certain Transactions” below for a discussion of transactions between us and our Directors and executive officers and certain of their relatives.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary(a) ($)	Bonus(b) ($)	Non-Equity Incentive Plan Compensation(c) ($)	Change in Nonqualified Deferred Compensation Earnings	All Other Compensation(d) ($)	Total ($)

Lonnie “Bo” Pilgrim Senior Chairman of the Board(e)	2009	1,500,000	-0-	-0-	-0-	44,498	1,544,498
	2008	1,498,398	-0-	-0-	-0-	570,399	2,068,797
	2007	1,415,899	390,118	484,052	-0-	926,474	3,216,543

Don Jackson President and Chief Executive Officer(f)	2009	975,000	3,000,000	3,674,713	-0-	5,484	7,655,197

Richard A. Cogdill Chief Financial Officer, Secretary and Treasurer(g)	2009	800,000	-0-	893,181	12,818	5,053	1,711,052
	2008	797,491	-0-	-0-	(156,358)	35,763	676,896
	2007	669,125	184,362	228,753	100,130	18,687	1,201,057

Lonnie Ken Pilgrim Senior Vice President, Transportation(h)	2009	341,346	-0-	209,339	(3)	3,014	553,696
	2008	496,326	-0-	-0-	278	47,473	544,077
	2007	308,827	85,090	105,578	473	88,919	588,887

William K. Snyder Chief Restructuring Officer(i)	2009	32,418	-0-	-0-	-0-	5,024,180	5,856,598

J. Clinton Rivers Former President and Chief Executive Officer(j)	2009	296,154	-0-	-0-	18,478	479,998	794,630
	2008	907,491	-0-	-0-	(135,857)	26,505	798,139
	2007	669,125	184,362	228,753	78,569	4,842	1,165,651

Robert A. Wright Former Chief Operating Officer(k)	2009	177,692	-0-	-0-	(2,294)	294,842	470,240
	2008	547,776	-0-	-0-	(342,967)	25,050	229,859

(a)	The amounts disclosed in the “Salary” column include amounts deferred under the Deferred Compensation Plan as disclosed in the Nonqualified Deferred Compensation Table.
(b)	Bonuses paid to Don Jackson with respect to his 2009 performance include a sign on bonus of $3,000,000 under the Employment Agreement.
(c)	Reflects (i) the amounts earned under the FY2009 Performance Bonus Plan for 2009 performance and paid in connection with the Company’s emergence from bankruptcy in December 2009 and (ii) a restructuring bonus of $2,000,000 under the Employment Agreement paid in connection with the Company’s emergence from bankruptcy in December 2009.
(d)	The “All Other Compensation” column includes the following items of compensation:

i.	Personal use of corporate aircraft by the named individual: Lonnie “Bo” Pilgrim, $5,189. During 2008 and early 2009, we owned and operated airplanes to facilitate business travel of certain of our employees in as safe a manner as possible with the best use of their time. Certain of the named executive officers use the corporate aircraft for business travel and on a limited basis for personal travel. The value of personal aircraft usage reported above is based on the direct operating cost to us. The methodology calculates our incremental cost based on the average weighted cost of fuel, aircraft maintenance, landing fees, trip-related hangar and parking costs, and smaller variable costs. Since the corporate aircraft is used primarily for business travel, the methodology excludes fixed costs, which do not change based on usage, such as pilots’ and other employees’ salaries, purchase cost of the aircraft and non-trip related hangar expenses. On certain occasions, an employee’s spouse or other family member may accompany the employee on a flight. No additional direct operating cost is incurred in such situations under the foregoing methodology.

ii.	Personal use of corporate automobile by the named individuals: Lonnie “Bo” Pilgrim, $24,951 and Don Jackson, $297.
iii.	Our contributions to the named individuals under our Employee Stock Investment Plan in the following amounts: Lonnie “Bo” Pilgrim, $0; Lonnie Ken Pilgrim, $0; J. Clinton Rivers, $1,923; Richard A. Cogdill, $1,537; and Robert A. Wright, $1,154.
iv.	Our contributions to the named individuals under our 401(k) Salary Deferral Plan in the following amounts: Lonnie “Bo” Pilgrim, $0; Don Jackson, $0; Richard A. Cogdill, $1,764; Lonnie Ken Pilgrim, $1,558; J. Clinton Rivers, $0; and Robert A. Wright, $0.
v.	Section 79 income to the named individuals due to group term life insurance in the following amounts: Lonnie “Bo” Pilgrim, ($2,569); Don Jackson, $3,118; Richard A. Cogdill, $1,152; Lonnie Ken Pilgrim, $1,224; J. Clinton Rivers, $688; and Robert A. Wright, $301.
vi.	The Company reimburses employees for a portion of their long term disability premium cost. The named individuals’ reimbursements for a portion their long term disability premium cost in the following amounts: Lonnie “Bo” Pilgrim, $599; Don Jackson, $386; Richard A. Cogdill, $599; Lonnie Ken Pilgrim, $232; J. Clinton Rivers, $145; and Robert A. Wright, $145.
vii.	In addition to Lonnie Ken Pilgrim, certain other members of the family of Lonnie “Bo” Pilgrim were employed by us in 2009, including his son, Pat Pilgrim, and his daughter, Greta Pilgrim-Owens, who received total compensation for 2009 of $4,212 and $12,116, respectively. Pat Pilgrim’s and Greta Pilgrim-Owens’ employment with the Company terminated on September 28, 2008.
viii.	The Company paid severance payments of $143,242 to each of J. Clinton Rivers and Robert A. Wright. The Company also entered into consulting agreements with J. Clinton Rivers and Robert A. Wright, who received total compensation of $334,000 and $150,000 respectively under the agreements.
ix.	The amount reported for Mr. Snyder represents fees of $5,024,180 paid to CRG. See note (i) below.
x.	Dr. Jackson received $1,683 in relocation expenses.

(e)	Mr. Pilgrim ceased serving as Senior Chairman effective immediately following our emergence from bankruptcy, but remained as a Director of the Company.
(f)	Don Jackson was appointed as President and Chief Executive Officer of the Company on December 16, 2008. The Bankruptcy Court approved the Employment Agreement and Dr. Jackson began serving as President and Chief Executive Officer on January 27, 2009.
(g)	Mr. Cogdill’s employment with the Company terminated on December 28, 2009.
(h)	Lonnie Ken Pilgrim has served as Senior Vice President, Transportation since February 2009. He also served as Chairman of the Board from July 2007 to January 2009 and as interim President from December 2008 to January 2009. Mr. Pilgrim’s employment with the Company terminated on December 28, 2009.
(i)	Mr. Snyder, a Managing Partner of CRG, was appointed as the Chief Restructuring Officer of the Company on November 7, 2008. The Company compensated CRG for Mr. Snyder’s services at a rate of $550 per hour. CRG’s engagement with the Company and Mr. Snyder’s services as Chief Restructuring Officer were terminated upon the Company’s emergence from the Chapter 11 bankruptcy proceedings.
(j)	Mr. Rivers was appointed President, Chief Executive Officer and Director on March 4, 2008. Mr. Rivers resigned as an officer and director of the Company on December 16, 2008.
(k)	Mr. Wright was appointed Chief Operating Officer on March 26, 2008. Mr. Wright resigned as an officer of the Company on December 16, 2008.

2009 GRANTS OF PLAN-BASED AWARDS TABLE

Name	Grant Date		Approval Date		Estimated Future Payouts Under Non- Equity Incentive Plan Awards (a)			Estimated Future Payouts Under Equity Incentive Plan Awards (b)			Full Grant Date Fair Value ($)
					Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target (#)	Maximum (#)
Lonnie Ken Pilgrim						209,339
Don Jackson	1/27/09	(c)	12/16/08	(d)		3,674,713			3,085,656		1,789,680	(e)
Richard A. Cogdill						893,181

(a)	Reflects (i) the amounts earned under the FY2009 Performance Bonus Plan for 2009 performance and paid in connection with the Company’s emergence from bankruptcy in December 2009 and (ii) a $2,000,000 restructuring bonus.
(b)	On January 27, 2009, under the terms of the Employment Agreement, Dr. Jackson was granted a restricted stock award of 3,085,656 of the shares of the Company’s restricted stock which vested based on the satisfaction of certain conditions and performance targets. For information concerning the terms of vesting, see “Jackson Employment Agreement” below.
(c)	On December 16, 2008, the Board of Directors and the Compensation Committee approved the grant of shares under the Employment Agreement, subject to the approval by the Bankruptcy Court.
(d)	On January 27, 2009, the Bankruptcy Court approved the Employment Agreement and the grant of shares of restricted stock.
(e)	No amount was recognized for financial statement reporting purposes with respect to 2009 in accordance with FAS 123R.

Jackson Employment Agreement

In December 2008, the Board approved the appointment of Dr. Jackson, as our Chief Executive Officer and President. On January 27, 2009, the Bankruptcy Court approved, and we entered into the Employment Agreement with Dr. Jackson. The Employment Agreement will expire on January 27, 2012, unless otherwise terminated pursuant to the terms of same.

Base Salary and Incentive Compensation

Under the Employment Agreement, Dr. Jackson has an annual base salary of not less than $1,500,000. Dr. Jackson also received a bonus of $3,000,000 (“Sign on Bonus”), which is subject to repayment on a pro-rata basis over a three year period in the event his employment is terminated under specified circumstances.

Additionally, Dr. Jackson earned $2,000,000 as a reorganization bonus, which was determined based upon the Company achieving certain performance targets. Under the terms of the Employment Agreement, the restructuring bonus is payable as follows:

•

$2,000,000 is earned upon occurrence of the following conditions (i) confirmation of the Plan of Reorganization (as defined in the Employment Agreement), (ii) EBITDAR is at least $300 million for the third and fourth fiscal quarters of the Company’s fiscal year ended 2009, and (iii) the annualized operational improvements of the Company and its subsidiaries are at least $100 million for the Company’s fiscal year ended 2009 compared to the Company’s fiscal year ended 2008; and

•

if the above conditions are not satisfied, then $1,000,000 is earned, upon the occurrence of the following conditions (i) confirmation of the Plan of Reorganization, (ii) EBITDAR is at least $200 million for the third and fourth fiscal quarters of the Company’s fiscal year ended 2009, and (iii) the annualized operational improvements of the Company and its subsidiaries are at least $50 million for the Company’s fiscal year ended 2009 compared to the Company’s fiscal year ended 2008.

No reorganization bonus is payable under the Employment Agreement if the EBITDAR is less than $200 million for the third and fourth fiscal quarters of the Company’s fiscal year ended 2009, or if the annualized operational improvements of the Company and its subsidiaries are less than $50 million. Dr. Jackson earned $2,000,000 of the restructuring bonus with respect to the Company’s fiscal year ended 2009, which is disclosed in the Summary Compensation Table and in the 2009 Grants of Plan-Based Awards table above.

Under the Employment Agreement, Dr. Jackson is also eligible to participate in all incentive plans, practices, policies and programs applicable generally to other executive personnel of the Company. Accordingly, Dr. Jackson was entitled to participate in the FY2009 Performance Bonus Plan and the Severance Plan, as described below.

Restricted Stock Grant

On January 27, 2009, under the terms of the Employment Agreement, Dr. Jackson was granted a restricted stock award of 3,085,656 shares of the Company’s common stock (the “Shares”), vesting when certain conditions and performance targets are met. Under the terms of the Employment Agreement, one-half of the Shares vests upon the occurrence of the following conditions: (1) confirmation of the Plan of Reorganization, and (2) the EBITDAR is at least an aggregate of $300 million for the third and fourth fiscal quarters of 2009. The remaining one-half of the Shares vests if the EBITDAR for the last 12 months ending on the last day of the fiscal month immediately preceding substantial consummation of the Company’s plan of reorganization is at least an aggregate of $500 million. In connection with the confirmation of the Plan of Reorganization, the emergence of the Company from Chapter 11 bankruptcy proceedings and the satisfaction of the performance targets, the Shares vested in December 2009. The grant of Shares is disclosed in the 2009 Grants of Plan-Based Awards table above.

Perquisites and Other Personal Benefits

Under the Employment Agreement, Dr. Jackson is entitled to participate in the Company’s savings and retirement plans, practices and programs generally applicable to other executive personnel of the Company. Dr. Jackson is also eligible to participate in all group benefits plans and programs the Company has established or may establish for its executive employees, including the Company’s executive relocation policy and repayment agreement, which provides moving and other relocation related expenses, including assistance selling a home and temporary housing. Any amounts under the executive relocation policy and repayment agreement must be repaid if employment is terminated within one year from the hire date.

Termination

If the Employment Agreement is terminated for “cause” by the Company during the term of the Employment Agreement, (1) Dr. Jackson will be paid or receive all accrued but unpaid compensation and benefits, (2) any remaining unforgiven amount of the Sign on Bonus will be immediately forgiven, and (3) the unvested Shares would be forfeited.

If Dr. Jackson terminates the Employment Agreement without “good reason” during the term of the Employment Agreement:

•	Dr. Jackson will be paid or receive all accrued but unpaid compensation and benefits,

•	Dr. Jackson will be required to repay the Company any remaining unforgiven amount of the Sign on Bonus, and

•	the unvested Shares would be forfeited.

If the Employment Agreement is terminated for death or “disability” or other than for “cause” by the Company or with “good reason” by Dr. Jackson during the term of the Employment Agreement, Dr. Jackson will receive all accrued but unpaid compensation and benefits, and any remaining unforgiven amount of the Sign on Bonus will be immediately forgiven. See the discussion below under “Potential Payments Upon Termination or Change In Control,” for additional information regarding compensation and benefits that Dr. Jackson is entitled to receive upon termination of his employment.

Separation and Consulting Agreements

On December 16, 2008, our Board accepted the resignations of J. Clinton Rivers, the Company’s former Chief Executive Officer and President, and Robert A. Wright, the Company’s former Chief Operating Officer. In connection with the resignations, the Company entered into a separation agreement and consulting agreement with Mr. Wright on December 22, 2008, and a separation agreement and consulting agreement with Mr. Rivers December 24, 2008. Under the terms of the separation agreements, each of them resigned as an officer, director, employee and any other capacity of the Company and its subsidiaries and agreed to terminate their change in control agreements with the Company. The Company agreed to pay a severance payment of $143,242 to each of Mr. Rivers and Mr. Wright. Pursuant to the terms of the consulting agreements, each agreed to provide consulting services to the Company on an as-requested basis for a fee of (a) $83,500 per month, for a term of four months, in the case of Mr. Rivers, and (b) $50,000 per month, for a term of three months, in the case of Mr. Wright. The consulting agreements also included non-competition covenants for the duration of the agreements. The amounts paid under the separation agreements were limited by provisions of the Bankruptcy Code. The separation agreements were approved by the Bankruptcy Court in January 2009 and the consulting agreements were approved by the Bankruptcy Court in March 2009. The amounts paid to Messrs. Rivers and Wright under the separation and consulting agreements are disclosed in the Summary Compensation Table above.

Performance Bonus Plan

Following meetings in May and August 2009, our Board approved, subject to Bankruptcy Court approval, the FY2009 Performance Bonus Plan. On September 29, 2009, the Bankruptcy Court entered an order approving the FY2009 Performance Bonus Plan. The awards to be paid under the FY2009 Performance Bonus Plan are linked to our EBITDAR (as defined in the FY2009 Performance Bonus Plan) in the third and fourth quarters of 2009 and the successful emergence from bankruptcy. The Compensation Committee approved the EBITDAR threshold performance level of at least $225 million in EBITDAR below which no awards are earned. In addition, to remain eligible for an award under the FY2009 Performance Bonus Plan, a participant must have been employed by the Company through its emergence from bankruptcy.

Each participant that was eligible for an award under the FY2009 Performance Bonus Plan received a cash bonus equal to such participant’s pro rata share of a pool equal to the sum of (1) $2.6 million, plus (2) 4% of any portion of the Company’s EBITDAR for the third and fourth fiscal quarters that exceeds $225 million. Each participant’s pro rata share of the total pool available to all participant’s under the FY2009 Performance Bonus Plan will be based on the factor of such individual’s target bonus percentage, as set by our Board, multiplied by the amount of such participant’s annualized base salary accrued with respect to FY2009 (the “Bonus Factor”). Notwithstanding the foregoing, the FY2009 Performance Bonus Plan provides that if our EBITDAR for the third and fourth quarters of 2009 meets or exceeds $325 million, each award pursuant to the plan will be equal to an amount that is at least 100% of the applicable participant’s Bonus Factor. The awards earned in 2009 under the FY2009 Performance Bonus Plan and payable to our named executive officers are disclosed in the Summary Compensation Table and in the 2009 Grants of Plan-Based Awards table above. For further information regarding the FY2009 Performance Plan, see “Compensation Discussion and Analysis” above.

401(k) Salary Deferral Plan and Employee Stock Investment Plan

Our executive officers receive no special employee benefits. During our Chapter 11 bankruptcy proceedings, our executive officers were able to participate on the same basis as other employees in the provisions of the Company’s 401(k) salary deferral plan. Contributions to the Company’s 401(k) salary deferral plan are made up of a 30% matching contribution on the first 6% of pay and an additional matching contribution on up to 6% of an executive’s compensation, subject to an overall contribution limit for all employees 401(k) and other profit sharing plans of 5% of domestic income before taxes. In November 2008, the Company notified its employees that any matching contributions to the Company’s 401(k) salary deferral plan that he or she had previously elected to be invested in Company’s common stock would be automatically invested in the plan’s default investment option unless the employee elected a different investment. All full-time employees in the U.S. are eligible to participate in the 401(k) salary deferral plan. We do not have any other pension plan for our executive officers.

The Company has also historically maintained an Employee Stock Investment Plan pursuant to which we contributed an amount equal to 33 1/3% of an officer’s payroll deduction for purchases of our common stock under the plan. In November 2008, matching contributions that employees had previously elected to be invested in Company common stock were permanently suspended. In December 2009, we terminated the Employee Stock Investment Plan.

Contributions to named executive officers made in 2009 under our 401(k) salary deferral plan and under the Employee Stock Investment Plan are reported in the Summary Compensation Table above.

2009 NONQUALIFIED DEFERRED COMPENSATION TABLE

During our Chapter 11 proceedings, we also maintained and continue to maintain the Deferred Compensation Plan to help provide for the long-term financial security of our US employees who meet the Internal Revenue Service definition of a “highly compensated employee,” which include all of our named executive officers and certain other key personnel. Under the Deferred Compensation Plan, participants may elect to defer up to 80% of their base salary and/or up to 100% of their annual cash bonus payments as part of their personal retirement or financial planning. Executive officers who elect to defer compensation in the Deferred Compensation Plan must do so annually prior to the beginning of each calendar year and may direct the investment of the amount deferred and retained by us. The Deferred Compensation Plan is administered by the administrative committee appointed by our Board, and deferred compensation may be invested in authorized funds which are similar to the investment options available under our 401(k) salary deferral plan. The following table sets forth information regarding the activity in each named executive officer’s Deferred Compensation Plan account for the year ended September 26, 2009:

Name and Principal Position	Executive Contributions in Last Fiscal Year(a) ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year(b) ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)
Lonnie “Bo” Pilgrim	-0-	-0-	-0-	-0-	-0-

Don Jackson	-0-	-0-	-0-	-0-	-0-

Richard A. Cogdill	39,690	-0-	12,818	(389,561)	247,224

Lonnie Ken Pilgrim	-0-	-0-	(3)	-0-	11,153

William K. Snyder	-0-	-0-	-0-	-0-	-0-

J. Clinton Rivers	58,265	-0-	18,478	(96,947)	572,785

Robert A. Wright	6,003	-0-	(2,294)	(2,029)	765,278

(a)	The amounts disclosed in this column are included in the amounts reported in the “Salary” column for each of the named executive officers in the Summary Compensation Table.
(b)	The amounts disclosed in this column represent earnings on invested funds in each individual Deferred Compensation Plan account.

2009 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Stock Awards
Name	Number of Shares or Units of Stock that Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)		Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value or Unearned Shares, Units or Other Rights That Have Not Vested ($)
Don Jackson	3,085,656	(a)	21,784,731.36	(b)	-0-	-0-

(a)	In connection with the confirmation of the Plan of Reorganization, the emergence of the Company from Chapter 11 bankruptcy proceedings and the satisfaction of the performance targets, the Shares vested in December 2009.
(b)	Computed by multiplying the closing market price of the Company’s common stock at the last trading day of 2009 ($7.06) by the number of Shares.

2009 POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

The information below describes certain compensation that would be paid to our named executive officers in the event of a termination of their employment with the Company and/or change in control of the Company. The amounts shown in the table below assume that such a termination of employment and/or change in control occurred on September 26, 2009.

Executive Officer / Element of Compensation	Termination for Cause($)		Termination without Good Reason($)		Termination due to Death or Disability($)		Termination Other than for Cause, Death or Disability; or by Executive for Good Reason($)		Termination Other than for Cause, Death or Disability; within 24 Months Following a Change of Control($)
Lonnie “Bo” Pilgrim
Severance payment	-0-		-0-		1,500,000	(c)	1,500,000	(c)	1,500,000
Accrued vacation amount	115,385		115,385		115,385		115,385		115,385
Total Mr. Pilgrim	115,385		115,385		1,615,385		1,615,385		1,615,385

Don Jackson
Severance Payment	-0-		-0-		490,385		490,385		9,000,000
Accrued vacation amount	115,385		115,385		115,385		115,385		115,385
Health benefits	-0-		-0-		-0-		-0-		19,446
Tax gross-up	-0-		-0-		-0-		-0-		-0-
Pro rata bonus	-0-		-0-		-0-		-0-		1,500,000
Total Mr. Jackson	115,385		(2,217,949	)(a)	605,769		605,769		10,634,831

Richard A. Cogdill
Severance payment	-0-		-0-		523,077		523,077		4,000,000
Accrued vacation amount	61,538		61,538		61,538		61,538		61,538
Health benefits	-0-		-0-		-0-		-0-		19,446
Tax Gross-up	-0-		-0-		-0-		-0-		1,223,061
Pro rata bonus	-0-		-0-		-0-		-0-		800,000
Total Mr. Cogdill	61,538		61,538		584,615		584,615		6,104,045

Lonnie Ken Pilgrim
Severance payment	-0-		-0-		230,769		230,769		3,000,000	(d)
Accrued vacation amount	19,231	(b)	19,231	(b)	19,231	(b)	19,231	(b)	19,231	(b)
Health benefits	-0-		-0-		-0-		-0-		19,446
Tax gross-up	-0-		-0-		-0-		-0-		931,031
Pro rata bonus	-0-		-0-		-0-		-0-		500,000
Total Mr. Pilgrim	19,231		19,231		250,000		250,000		4,488,938

(a)	Under the Employment Agreement, Dr. Jackson received a Sign on Bonus of $3,000,000, which is subject to repayment on a pro-rata basis over a three year period in the he terminates his employment without good reason. If Dr. Jackson terminated his employment without good reason on September 26, 2009, he would have been obligated to repay to the Company $2,333,333 of the Sign on Bonus (for 28 of 36 months not worked).
(b)	Lonnie Ken Pilgrim’s accrued vacation amounts are based on $250,000 salary.
(c)	Lonnie “Bo” Pilgrim’s severance amounts are based on $1,500,000 annual salary.
(d)	Lonnie Ken Pilgrim’s severance amount is based on $500,000 salary.

Change in Control Agreements

In October 2008, we entered into the Change in Control Agreements with Lonnie “Ken” Pilgrim and Richard A. Cogdill and in September 2009 we entered into the Change in Control agreement with Dr. Jackson. Lonnie “Bo” Pilgrim was not party to a Change of Control Agreement.

The Change in Control Agreements have two triggers: (1) a Change in Control and (2) separation from the Company. The change of ownership of the Company pursuant to the Plan qualifies as the first trigger for the first two years following confirmation of the Plan.

Generally, the Change in Control Agreements provide that, except in the case of Dr. Jackson, any stock options and other equity awards held by the executives will become fully vested and exercisable upon a Change in Control (however, no such awards will be outstanding as of the Change in Control) and that, if the Company terminates an executive’s employment for reasons other than “cause” or if the executive resigns for “good reason” (as these terms are defined in the Change in Control Agreements) within a specified time period following a Change in Control, then the executive will be entitled to certain severance benefits. The employment period is 24 months in the case of Mr. Pilgrim and Dr. Jackson and 18 months in the case of Mr. Cogdill. Upon the termination of an executive’s employment during the employment period, the Change in Control Agreements provide:

•

For a lump sum severance payment that includes the executive’s target annual bonus for the fiscal year in which the termination occurs, prorated through the date of termination, and an amount based on the sum of the executive’s annual base salary and target annual bonus, multiplied by 3.0 in the case of Mr. Pilgrim and Dr. Jackson and by 2.5 in the case of Mr. Cogdill.

•	That the executives may be entitled to receive a tax gross-up payment to compensate them for specified excise taxes, if any, imposed on the severance payment.

•	Up to 18 months of Company-paid COBRA premiums.

•	In the case of Dr. Jackson, any stock option and other equity awards held by him will become fully vested and exercisable.

In addition, the Change in Control Agreements provide that, for a period of 24 months in the case of Mr. Pilgrim and Dr. Jackson and 18 months in the case of Mr. Cogdill, from the date of any termination of the executive’s employment that results in a severance payment under the executive’s Change in Control Agreement, the executive will not (a) divulge confidential information regarding the Company, (b) solicit or induce employees of the Company to terminate their employment with the Company, or (c) seek or obtain any employment or consulting relationship with any specified competitor of the Company.

Severance Plan

Prior to our emergence from the Chapter 11 bankruptcy proceedings, we maintained the Pilgrim’s Pride Corporation Severance Plan (the “Severance Plan”), pursuant to which we provided severance payments to eligible employees, including our named executive officers, if their employment was terminated “without cause.” Under the Severance Plan, in exchange for signing an enforceable waiver and release agreement, upon termination without cause, a named executive officer was entitled to receive as severance pay an amount equal to: one week per year of service with the Company, plus a minimum of 16 supplemental weeks (in addition to years of service amount), with a total maximum of 52 weeks of pay. In addition, if the Company provided less than two weeks notice of termination without cause, an executive officer would have been entitled up to two additional weeks of severance in lieu of notice. Additional benefits that are available to eligible employees under the Severance Plan included career transition services as determined by the Company, including without limitation, written materials, company sponsored training and job fairs.

Jackson Employment Agreement

If the Employment Agreement is terminated for “cause” by the Company during the term of the Employment Agreement, (1) Dr. Jackson will be paid or receive all accrued but unpaid compensation and benefits, (2) any remaining unforgiven amount of the Sign on Bonus will be immediately forgiven, and (3) the unvested Shares would be forfeited.

If Dr. Jackson terminates the Employment Agreement without “good reason” during the term of the Employment Agreement:

•	Dr. Jackson will be paid or receive all accrued but unpaid compensation and benefits,

•	Dr. Jackson will be required to repay the Company any remaining unforgiven amount of the Sign on Bonus, and

•	the unvested Shares would be forfeited.

If the Employment Agreement is terminated for death or “disability” or other than for “cause” by the Company or with “good reason” by Dr. Jackson during the term of the Employment Agreement, Dr. Jackson will receive all accrued but unpaid compensation and benefits, and any remaining unforgiven amount of the Sign on Bonus will be immediately forgiven. For additional information concerning the terms of these agreements, see “Summary Compensation Table — Jackson Employment Agreement.”

Separation and Consulting Agreements

On December 16, 2008, our board of directors accepted the resignations of J. Clinton Rivers, the Company’s former Chief Executive Officer and President, and Robert A. Wright, the Company’s former Chief Operating Officer. In connection with the resignations, the Company entered into a separation agreement and consulting agreement with Mr. Wright on December 22, 2008, and a separation agreement and consulting agreement with Mr. Rivers on December 24, 2008. For additional information concerning the terms of these agreements, see “Summary Compensation Table — Separation and Consulting Agreements.”

Chief Restructuring Officer

On November 7, 2008, our board of directors appointed Mr. Snyder, a Managing Partner of CRG, as the Chief Restructuring Officer of the Company. CRG’s engagement with the Company and Mr. Snyder’s services as Chief Restructuring Officer were terminated upon the Company’s emergence from the Chapter 11 bankruptcy proceedings on December 28, 2009. The compensation paid to CRG for the services performed by Mr. Snyder is disclosed in the Summary Compensation Table and the accompanying notes. Mr. Snyder was not entitled to any severance payments or benefits in connection with the termination of his services for the Company.

2009 DIRECTOR COMPENSATION TABLE

Director	Fees Earned or Paid in Cash	Non-equity Incentive Plan Compensation	All Other Compensation		Total

Charles L. Black	$128,000	$-0-	$-0-		$128,000

Linda Chavez	206,000	-0-	-0-		206,000

S. Key Coker	176,000	-0-	-0-		176,000

Keith W. Hughes	226,000	-0-	-0-		226,000

Blake D. Lovette	150,000	-0-	170,046	(a)	320,046

Vance C. Miller, Sr.	204,000	-0-	-0-		204,000

James G. Vetter, Jr.	132,000	-0-	-0-		132,000

Donald L. Wass, Ph.D.	132,000	-0-	-0-		132,000

(a)	This amount represents compensation paid by the Company to Blake Lovette’s son-in-law, Ted Lankford, Complex Manager at Marshville, North Carolina, who was paid total compensation of $170,046 in 2009.

In 2009 we paid our non-employee Directors $9,000 per meeting they attend in person, plus expenses, and $4,000 and $2,000 per telephonic meeting that they participate in that lasts at least 45 minutes or less than 45 minutes, respectively. Additionally, we paid the members of the Audit Committee $6,000 for each Audit Committee meeting they attend in person, plus expenses, and $4,000 and $2,000 per telephonic Audit Committee meeting that they participate in that lasts at least 45 minutes or less than 45 minutes, respectively.

On December 28, 2009, upon the Company’s emergence from Chapter 11 bankruptcy proceedings, the Board approved a new compensation program for Directors (the “Program”). Under the Program, directors who are employed by the Reorganized PPC or any of its subsidiaries will not receive any additional compensation for their services as directors. The Program provides that each non-employee Director will receive an annual retainer of $140,000, paid quarterly in arrears, comprised of $70,000 in cash with the remainder consisting of a combination of cash and equity awards to be determined by the Board. In addition, non-employee directors will each receive $1,500 per Board meeting they attend in person, plus expenses. The Chairmen of the Audit Committee and Compensation Committee will each receive $15,000 supplemental annual compensation, and other members of those committees will each receive an additional $10,000 per year. The Chairmen of other Board committees will each receive $10,000 supplemental annual compensation, with other members of such committees each receiving an additional $5,000 per year. Committee Chairmen and other committee members will each also receive $1,500 and $1,000, respectively, per committee meeting they attend in person, plus expenses.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes information about the Company’s equity compensation plans as of September 26, 2009.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans not approved by security holders(a)	3,085,656	—	—

Total	3,085,656	—	—

(a)	In connection with the confirmation of the Plan of Reorganization, the emergence of the Company from Chapter 11 bankruptcy proceedings and the satisfaction of the performance targets, the Shares vested in December 2009.

SECURITY OWNERSHIP

The following table sets forth, as of January 7, 2010, certain information with respect to the beneficial ownership of our common stock by (i) each person known by us to own more than 5% of the outstanding shares of our common stock (the only class of voting securities outstanding); (ii) each of our Directors, including employee Directors; (iii) our named executive officers; and (iv) all of our current Directors and executive officers as a group. Shares are beneficially owned when the person holding the shares has voting or investment power over the shares or the right to acquire voting or investment power within 60 days. Voting power is the power to vote the shares. Investment power is the power to direct the sale or other disposition of the shares.

Name and Beneficial Owner	Amount and Nature of Beneficial Ownership of Common Stock	Percent of Outstanding Common Stock	Percent of Voting Power
JBS USA Holdings, Inc. (a)	137,140,425	64%	64%
1770 Promontory Circle, Greeley, Colorado 80634

Wesley Mendonça Batista(a)	137,140,425	64%	64%
1770 Promontory Circle, Greeley, Colorado 80634

Joesley Mendonça Batista(a)	137,140,425	64%	64%
1770 Promontory Circle, Greeley, Colorado 80634

José Batista Júnior(a)	137,140,425	64%	64%
1770 Promontory Circle, Greeley, Colorado 80634

Pilgrim Interests, Ltd.	22,118,077	10.32%	10.32%
4845 US Highway 271 North, Pittsburg, TX 75686

Lonnie “Bo” Pilgrim(b)	25,277,105	11.80%	11.80%
4845 US Highway 271 North, Pittsburg, TX 75686

Lonnie Ken Pilgrim(b)(c)	22,843,465	10.66%	10.66%
4845 US Highway 271 North, Pittsburg, TX 75686

Don Jackson	3,085,656	1.44%	1.44%

Michael L. Cooper	36,100	*	*

Charles Macaluso	—	*	*

Marcus Vinicius Pratini de Moraes	—	*	*

Wallim Cruz De Vasconcellos Junior	—	*	*

Gary D. Tucker	8,170	*	*

All executive officers and Directors as a group(a)(b)	165,547,456	77.26%	77.26%

*	Less than 1%.

(a)	JBS USA Holdings, Inc. is a subsidiary of JBS Hungary Holdings Kft., a wholly owned, indirect subsidiary of JBS S.A. JBS S.A. is ultimately controlled by the Batista family, which is comprised of José Batista Sobrinho, the founder of JBS S.A., Flora Mendonça Batista, and their six children, José Batista Júnior, Valéria Batista Mendonça Ramos, Vanessa Mendonça Batista, Wesley Mendonça Batista, Joesley Mendonça Batista and Vivianne Mendonça Batista. The Batista family indirectly owns 100.0% of the issued and outstanding shares of J&F Participações S.A., a Brazilian corporation which owns 44.0% of the outstanding capital of JBS S.A., and, except for Mr. José Batista Sobrinho and Mrs. Flora Mendonça Batista, directly owns 100% of the equity interests in ZMF Fundo de Investimento em Participações, a Brazilian investment fund which owns 6.1% of the outstanding capital of JBS S.A. Wesley Mendonça Batista, Joesley Mendonça Batista and José Batista Júnior are members of our board of directors. Through J&F Participações S.A. and ZMF Fundo de Investimento em Participações, Wesley Mendonça Batista, Joesley Mendonça Batista and José Batista Júnior are members of the Batista family and each beneficially own all shares of our common stock through their controlling interest in JBS S.A. As a result of the ownership structure and other relationships described above, each of the JBS USA Holdings, Inc., Wesley Mendonça Batista, Joesley Mendonça Batista and José Batista Júnior is the beneficial owner, with shared voting and dispositive power of the 137,140,425 shares of common stock acquired by JBS USA Holdings, Inc. pursuant to the Plan of Reorganization.

(b)	Includes 22,118,077 shares of common stock held of record by Pilgrim Interests, Ltd., a limited partnership formed by Lonnie “Bo” Pilgrim’s family, 68,013 shares of common stock held of record by PFCP, Ltd., another limited partnership formed by Lonnie “Bo” Pilgrim’s family, 90,580 shares of common stock held of record by Pilgrim Family Trust I, an irrevocable trust for the benefit of Lonnie “Bo” Pilgrim’s surviving spouse and children, of which Lonnie Ken Pilgrim, an officer and Director of the Company and the son of Lonnie “Bo” Pilgrim, and Patricia R. Pilgrim, Lonnie “Bo” Pilgrim’s wife, are co-trustees, and 90,579 shares of common stock held of record by Pilgrim Family Trust II, an irrevocable trust for the benefit of Lonnie “Bo” Pilgrim and his children, of which Lonnie “Bo” Pilgrim and Lonnie Ken Pilgrim are co-trustees. Pilgrim Interests, Ltd. is a limited partnership formed by Mr. Pilgrim’s family of which the managing general partner is the Lonnie A. Pilgrim 1998 Revocable Trust and the other general partner is Lonnie Ken Pilgrim and the limited partners are Lonnie “Bo” Pilgrim, The Lonnie A. “Bo” Pilgrim Endowment Fund, The Lonnie Ken Pilgrim Issue Trust, The Greta Pilgrim Owens Issue Trust and The Pat Pilgrim Issue Trust. PFCP, Ltd. is a limited partnership formed by Mr. Pilgrim’s family of which the managing general partner is the Lonnie A. Pilgrim 1998 Revocable Trust and the other general partner is Lonnie Ken Pilgrim, the class A limited partners are Lonnie “Bo” Pilgrim and Patricia R. Pilgrim and the class B limited partners are Lonnie “Bo” Pilgrim, Patricia R. Pilgrim and Lonnie Ken Pilgrim. The agreement establishing the Lonnie A. Pilgrim 1998 Revocable Trust provides that Lonnie “Bo” Pilgrim is the sole trustee during his life and, after his death, the trustee shall be a board of trustees currently comprised of Patricia R. Pilgrim and Lonnie Ken Pilgrim and S. Key Coker, Charles Black and Donald Wass. The agreement establishing the Lonnie A. Pilgrim 1998 Revocable Trust provides that Lonnie “Bo” Pilgrim as the sole trustee shall have sole voting and dispositive power over the shares of common stock and, after his death, most voting matters require a majority vote of the board of trustees except the direct or indirect sale of the shares of common stock requires a unanimous vote of the board of trustees. Additionally, Pilgrim Interests, Ltd. and PFCP, Ltd. have entered into a Voting Agreement, which may be terminated at any time by the unanimous action of Lonnie “Bo” Pilgrim, acting in his individual capacity and as trustee of the Lonnie A. Pilgrim 1998 Revocable Trust (acting as managing general partner of Pilgrim Interests, Ltd. and PFCP, Ltd.), Patricia R. Pilgrim and Lonnie Ken Pilgrim which provides that Lonnie Ken Pilgrim, Greta Pilgrim Owens, the daughter of Lonnie “Bo” Pilgrim, S. Key Coker, Charles L. Black and Donald L. Wass (the “Voting Representatives”) shall have the sole power to vote the shares of common stock owned by Pilgrim Interests, Ltd. and PFCP, Ltd. All voting decisions require a majority of the Voting Representatives except that (i) the sale of substantially all of the assets of the Company, (ii) the sale or liquidation of the Company, or (iii) the merger of the Company requires a unanimous vote of the Voting Representatives. All other decisions regarding common stock held by Pilgrim Interests, Ltd. and PFCP, Ltd. will be made by the Lonnie A. Pilgrim 1998 Revocable Trust. Includes 1,790 shares and 1,478 shares held in trust by our 401(k) Salary Deferral Plan for Lonnie “Bo” Pilgrim and Lonnie Ken Pilgrim, respectively, and 2,650 shares held by UGMA for Lonnie “Bo” Pilgrim. Each of Lonnie “Bo” Pilgrim and Lonnie Ken Pilgrim disclaims beneficial ownership of our common stock held, except to the extent of their actual pecuniary interest therein.
(c)	Includes 16,497 shares of common stock held by his wife. Also includes 63,070 shares of common stock held in two irrevocable trusts dated December 15, 1994 and October 31, 1989, of which Lonnie Ken Pilgrim is a co-trustee for the benefit of his children. Lonnie Ken Pilgrim disclaims any beneficial interest in the foregoing shares.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions Policy

During 2009, in accordance with its Charter, our prior Audit Committee was responsible for reviewing and approving the terms and conditions of all proposed transactions between us and any of our officers or Directors, or relatives or affiliates of any such officers or Directors. Any Audit Committee or other independent body member who was not independent with respect to a related party transaction under review had to disclose his or her lack of independence to the remaining committee members and abstain from the review and approval of that transaction. See “Compensation Committee Interlocks and Insider Participation” and “Certain Transactions” for the description of the related party transactions in effect during the 2009.

Certain Transactions

During 2009, we have been a party to certain transactions with our former Directors and executive officers. These transactions, along with all other transactions between us and affiliated persons, received the approval of the prior Audit Committee. See “Compensation Committee Interlocks and Insider Participation,” which is incorporated herein by reference, for a discussion of our transactions with Lonnie “Bo” Pilgrim, Lonnie Ken Pilgrim, James G. Vetter, Jr. and Blake D. Lovette.

In connection with the Plan of Reorganization, the Company and Lonnie A. “Bo” Pilgrim entered into a the Consulting Agreement, which became effective on December 28, 2009, the effective date of the Plan of Reorganization. The terms of the Consulting Agreement include, among other things, the following:

•	Mr. Pilgrim will provide services to the Company that are comparable in the aggregate with the services provided by him to the Company prior to the effective date;

•	Mr. Pilgrim will be appointed to the Board of Directors of the Company and during the term of the Consulting Agreement will be nominated for subsequent terms on the Board;

•	Mr. Pilgrim will be compensated for services rendered to the Company at a rate of $1.5 million a year for a term of 5 years;

•	Mr. Pilgrim will be subject to customary non-solicitation and non-competition provision; and

•

Mr. Pilgrim and his spouse will be provided with medical benefits (or will be compensated for medical coverage) that are comparable in the aggregate to the medical benefits afforded to employees of the Company.

Board of Directors Independence

Our Board of Directors has affirmatively determined that each of Michael L. Cooper, Charles Macaluso, Marcus Vinicius Pratini de Moraes and Wallim Cruz De Vasconcellos Junior, has no material relationship with the Company (either directly or as a partner, stockholder or officer of an organization that has a relationship with us) and is independent within the meaning of our Corporate Governance Policy’s categorical independence standards and the NYSE listing standards.

Item 14.	Principal Accounting Fees and Services

Independent Registered Public Accounting Firm Fee Information

Audit Fees

Fees for audit services totaled $2,084,739 in 2009 and $2,550,119 in 2008, including fees associated with the annual audit, the audit of internal controls over financial reporting (i.e., the Sarbanes-Oxley 404 Audit), the reviews of our quarterly reports on Form 10-Q, statutory audits required in Mexico and assistance with registration statements and accounting consultations.

Audit-Related Fees

Fees for audit-related services totaled $-0- in 2009 and $515,862 in 2008. Audit-related services principally include transaction assistance, Sarbanes-Oxley 404 assistance and employee benefit plan audits.

Tax Fees

Fees for tax services, including tax compliance, tax advice and tax planning, totaled $383,894 in 2009 and $320,924 in 2008.

All Other Fees

Fees for all other services not included above totaled $0 in 2009 and $0 in 2008.

The Audit Committee has pre-approved all audit and non-audit fees of the independent registered public accounting firm during 2009 and 2008.

Pre-Approval Policies and Procedures

In accordance with its Charter, our Audit Committee has established policies and procedures by which it approves in advance any audit and permissible non-audit services to be provided by our independent registered public accounting firm. Under these procedures, prior to the engagement of the independent registered public accounting firm for pre-approved services, requests or applications for the auditors to provide services must be submitted to our Chief Financial Officer or his designee and the Audit Committee and must include a detailed description of the services to be rendered. The Chief Financial Officer or his designee and the independent registered public accounting firm must ensure that the independent registered public accounting firm is not engaged to perform the proposed services unless those services are within the list of services that have received the Audit Committee’s pre-approval and must cause the Audit Committee to be informed in a timely manner of all services rendered by the independent registered public accounting firm and the related fees.

Requests or applications for the independent registered public accounting firm to provide services that require additions or revisions to the 2009 pre-approval will be submitted to the Audit Committee (or any Audit Committee members who have been delegated pre-approval authority) by the Chief Financial Officer or his designee. Each request or application must include:

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

Item 15.	Exhibits and Financial Statement Schedules

1. and 2.	No financial statements or schedules are filed with this report on Form 10-K/A.

3.	Exhibits

2.1	Agreement and Plan of Reorganization dated September 15, 1986, by and among Pilgrim’s Pride Corporation, a Texas corporation; Pilgrim’s Pride Corporation, a Delaware corporation; and Doris Pilgrim Julian, Aubrey Hal Pilgrim, Paulette Pilgrim Rolston, Evanne Pilgrim, Lonnie “Bo” Pilgrim, Lonnie Ken Pilgrim, Greta Pilgrim Owens and Patrick Wayne Pilgrim (incorporated by reference from Exhibit 2.1 to the Company’s Registration Statement on Form S-1 (No. 33-8805) effective November 14, 1986).

2.2	Agreement and Plan of Merger dated September 27, 2000 (incorporated by reference from Exhibit 2 of WLR Foods, Inc.’s Current Report on Form 8-K (No. 000-17060) dated September 28, 2000).

2.3	Agreement and Plan of Merger dated as of December 3, 2006, by and among the Company, Protein Acquisition Corporation, a wholly owned subsidiary of the Company, and Gold Kist Inc. (incorporated by reference from Exhibit 99.(D)(1) to Amendment No. 11 to the Company’s Tender Offer Statement on Schedule TO filed on December 5, 2006).

2.4	Stock Purchase Agreement by and between the Company and JBS USA Holdings, Inc., dated September 16, 2009 (incorporated by reference from Exhibit 2.1 of the Company’s Current Report on Form 8-K filed September 18, 2009).

2.5	Amendment No.1 to the Stock Purchase Agreement by and between the Company and JBS USA Holdings, Inc., dated December 28, 2009.*

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference from Exhibit 3.1 of the Company’s Form 8-A filed on December 28, 2009).

3.2	Amended and Restated Corporate Bylaws of the Company (incorporated by reference from Exhibit 3.2 of the Company’s Form 8-A filed on December 28, 2009).

4.1	Amended and Restated Certificate of Incorporation of the Company (included as Exhibit 3.1).

4.2	Amended and Restated Corporate Bylaws of the Company (included as Exhibit 3.2).

4.3	Senior Debt Securities Indenture dated as of January 24, 2007, by and between the Company and Wells Fargo Bank, National Association, as trustee (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 24, 2007).

4.4	First Supplemental Indenture to the Senior Debt Securities Indenture dated as of January 24, 2007, by and between the Company and Wells Fargo Bank, National Association, as trustee (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 24, 2007).

4.5	Form of 7 5/8% Senior Note due 2015 (incorporated by reference from Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on January 24, 2007).

4.6	Senior Subordinated Debt Securities Indenture dated as of January 24, 2007, by and between the Company and Wells Fargo Bank, National Association, as trustee (incorporated by reference from Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on January 24, 2007).

4.7	First Supplemental Indenture to the Senior Subordinated Debt Securities Indenture dated as of January 24, 2007, by and between the Company and Wells Fargo Bank, National Association, as trustee (incorporated by reference from Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on January 24, 2007).

4.8	Form of 8 3/8% Subordinated Note due 2017 (incorporated by reference from Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on January 24, 2007).

4.9	Stockholders Agreement dated December 28, 2009 between the Company and JBS USA Holdings, Inc. (incorporated by reference from Exhibit 4.1 to the Company’s Form 8-A filed on December 28, 2009).

4.10	Form of Common Stock Certificate (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 29, 2009).

10.1	Pilgrim’s Industries, Inc. Profit Sharing Retirement Plan, restated as of July 1, 1987 (incorporated by reference from Exhibit 10.1 of the Company’s Form 8-K filed on July 1, 1992). †

10.2	Senior Executive Performance Bonus Plan of the Company (incorporated by reference from Exhibit A in the Company’s Proxy Statement dated December 13, 1999). †

10.3	Aircraft Lease Extension Agreement between B.P. Leasing Co. (L.A. Pilgrim, individually) and Pilgrim’s Pride Corporation (formerly Pilgrim’s Industries, Inc.) effective November 15, 1992 (incorporated by reference from Exhibit 10.48 of the Company’s Quarterly Report on Form 10-Q for the three months ended March 29, 1997).

10.4	Broiler Grower Contract dated May 6, 1997 between Pilgrim’s Pride Corporation and Lonnie “Bo” Pilgrim (Farm 30) (incorporated by reference from Exhibit 10.49 of the Company’s Quarterly Report on Form 10-Q for the three months ended March 29, 1997).

10.5	Commercial Egg Grower Contract dated May 7, 1997 between Pilgrim’s Pride Corporation and Pilgrim Poultry G.P. (incorporated by reference from Exhibit 10.50 of the Company’s Quarterly Report on Form 10-Q for the three months ended March 29, 1997).

10.6	Agreement dated October 15, 1996 between Pilgrim’s Pride Corporation and Pilgrim Poultry G.P. (incorporated by reference from Exhibit 10.23 of the Company’s Quarterly Report on Form 10-Q for the three months ended January 2, 1999).

10.7	Heavy Breeder Contract dated May 7, 1997 between Pilgrim’s Pride Corporation and Lonnie “Bo” Pilgrim (Farms 44, 45 & 46) (incorporated by reference from Exhibit 10.51 of the Company’s Quarterly Report on Form 10-Q for the three months ended March 29, 1997).

10.8	Broiler Grower Contract dated January 15, 1997 by and between Pilgrim’s Pride Corporation and B.J.M. Farms (incorporated by reference from Exhibit 10.26 of the Company’s Registration Statement on Form S-1 (No. 333-29163) effective June 27, 1997).

10.9	Purchase and Contribution Agreement dated as of June 26, 1998 between Pilgrim’s Pride Funding Corporation and Pilgrim’s Pride Corporation (incorporated by reference from Exhibit 10.34 of the Company’s Quarterly Report on Form 10-Q for the three months ended June 27, 1998).

10.10	Guaranty Fee Agreement between Pilgrim’s Pride Corporation and Pilgrim Interests, Ltd., dated June 11, 1999 (incorporated by reference from Exhibit 10.24 of the Company’s Annual Report on Form 10-K for the year ended October 2, 1999).

10.11	Commercial Property Lease dated December 29, 2000 between Pilgrim’s Pride Corporation and Pilgrim Poultry G.P. (incorporated by reference from Exhibit 10.30 of the Company’s Quarterly Report on Form 10-Q for the three months ended December 30, 2000).

10.12	Amendment No. 1 dated as of December 31, 2003 to Purchase and Contribution Agreement dated as of June 26, 1998, between Pilgrim’s Pride Funding Corporation and Pilgrim’s Pride Corporation (incorporated by reference from Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed February 4, 2004).

10.13	Employee Stock Investment Plan of the Company (incorporated by reference from Exhibit 4.1 of the Company’s Registration Statement on Form S-8 (No. 333-111929) filed on January 15, 2004). †

10.14	2005 Deferred Compensation Plan of the Company (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 27, 2004). †

10.15	Vendor Service Agreement dated effective December 28, 2005 between Pilgrim’s Pride Corporation and Pat Pilgrim (incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K dated January 6, 2006).

10.16	Transportation Agreement dated effective December 28, 2005 between Pilgrim’s Pride Corporation and Pat Pilgrim (incorporated by reference from Exhibit 10.3 of the Company’s Current Report on Form 8-K dated January 6, 2006).

10.17	Credit Agreement by and among the Avícola Pilgrim’s Pride de México, S. de R.L. de C.V. (the “Borrower”), Pilgrim’s Pride Corporation, certain Mexico subsidiaries of the Borrower, ING Capital LLC, and the lenders signatory thereto dated as of September 25, 2006 (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 28, 2006).

10.18	2006 Amended and Restated Credit Agreement by and among CoBank, ACB, Agriland, FCS and the Company dated as of September 21, 2006 (incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on September 28, 2006).

10.19	First Amendment to the Pilgrim’s Pride Corporation Amended and Restated 2005 Deferred Compensation Plan Trust, dated as of November 29, 2006 (incorporated by reference from Exhibit 10.03 of the Company’s Current Report on Form 8-K filed on December 05, 2006). †

10.20	Agreement and Plan of Merger dated as of December 3, 2006, by and among the Company, Protein Acquisition Corporation, a wholly owned subsidiary of the Company, and Gold Kist Inc. (incorporated by reference from Exhibit 99.(D)(1) to Amendment No. 11 to the Company’s Tender Offer Statement on Schedule TO filed on December 5, 2006).

10.21	First Amendment to Credit Agreement, dated as of December 13, 2006, by and among the Company, as borrower, CoBank, ACB, as lead arranger and co-syndication agent, and sole book runner, and as administrative, documentation and collateral agent, Agriland, FCS, as co-syndication agent, and as a syndication party, and the other syndication parties signatory thereto (incorporated by reference from Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on December 19, 2006).

10.22	Second Amendment to Credit Agreement, dated as of January 4, 2007, by and among the Company, as borrower, CoBank, ACB, as lead arranger and co-syndication agent, and sole book runner, and as administrative, documentation and collateral agent, Agriland, FCS, as co-syndication agent, and as a syndication party, and the other syndication parties signatory thereto (incorporated by reference from Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on January 9, 2007).

10.23	Fourth Amended and Restated Secured Credit Agreement, dated as of February 8, 2007, by and among the Company, To-Ricos, Ltd., To-Ricos Distribution, Ltd., Bank of Montreal, as agent, SunTrust Bank, as syndication agent, U.S. Bank National Association and Wells Fargo Bank, National Association, as co-documentation agents, BMO Capital Market, as lead arranger, and the other lenders signatory thereto (incorporated by reference from Exhibit 10.01 of the Company’s Current Report on Form 8-K dated February 12, 2007).

10.24	Third Amendment to Credit Agreement, dated as of February 7, 2007, by and among the Company as borrower, CoBank, ACB, as lead arranger and co-syndication agent, and the sole book runner, and as administrative, documentation and collateral agent, Agriland, FCS, as co-syndication agent, and as a syndication party, and the other syndication parties signatory thereto (incorporated by reference from Exhibit 10.02 of the Company’s Current Report on Form 8-K dated February 12, 2007).

10.25	First Amendment to Credit Agreement, dated as of March 15, 2007, by and among the Borrower, the Company, the Subsidiary Guarantors, ING Capital LLC, and the Lenders (incorporated by reference from Exhibit 10.01 of the Company’s Current Report on Form 8-K dated March 20, 2007).

10.26	Fourth Amendment to Credit Agreement, dated as of July 3, 2007, by and among the Company as borrower, CoBank, ACB, as lead arranger and co-syndication agent, and the sole book runner, and as administrative, documentation and collateral agent, Agriland, FCS, as co-syndication agent, and as syndication party, and the other syndication parties signatory thereto (incorporated by reference from Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed July 31, 2007).

10.27	Fifth Amendment to Credit Agreement, dated as of August 7, 2007, by and among the Company as borrower, CoBank, ACB, as lead arranger and co-syndication agent, and the sole book runner, and as administrative, documentation and collateral agent, Agriland, FCS, as co-syndication agent, and as syndication party, and the other syndication parties signatory thereto (incorporated by reference from Exhibit 10.39 of the Company’s Annual Report on Form 10-K filed on November 19, 2007).

10.28	Sixth Amendment to Credit Agreement, dated as of November 7, 2007, by and among the Company as borrower, CoBank, ACB, as administrative agent, and the other syndication parties signatory thereto (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K dated November 13, 2007).

10.29	Ground Lease Agreement effective February 1, 2008 between Pilgrim’s Pride Corporation and Pat Pilgrim (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K dated February 1, 2008).

10.30	Seventh Amendment to Credit Agreement, dated as of March 10, 2008, by and among the Company as borrower, CoBank, ACB, as administrative agent, and the other syndication parties signatory thereto (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 20, 2008).

10.31	First Amendment to the Fourth Amended and Restated Secured Credit Agreement, dated as of March 11, 2008, by and among the Company, To-Ricos, Ltd., To-Ricos Distribution, Ltd., Bank of Montreal, as administrative agent, and the other lenders signatory thereto (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 20, 2008).

10.32	Eighth Amendment to Credit Agreement, dated as of April 30, 2008, by and among the Company as borrower, CoBank, ACB, as administrative agent, and the other syndication parties signatory thereto (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 5, 2008).

10.33	Second Amendment to the Fourth Amended and Restated Secured Credit Agreement, dated as of April 30, 2008, by and among the Company, To-Ricos, Ltd., To-Ricos Distribution, Ltd., Bank of Montreal, as administrative agent, and the other lenders signatory thereto (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 5, 2008).

10.34	Change to Company Contribution Amount Under the Amended and Restated 2005 Deferred Compensation Plan of the Company (incorporated by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed July 30, 2008). †

10.35	Limited Duration Waiver of Potential Defaults and Events of Default under Credit Agreement dated September 26, 2008 by and among Pilgrim’s Pride Corporation, as borrower, CoBank, ACB, as administrative agent, and the other syndication parties signatory thereto (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 29, 2008).

10.36	Limited Duration Waiver Agreement dated as of September 26, 2008 by and among Pilgrim’s Pride Corporation, as borrower, Bank of Montreal, as administrative agent, and certain other bank parties thereto (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 29, 2008).

10.37	Limited Duration Waiver Agreement dated as of September 26, 2008 by and among Pilgrim’s Pride Corporation, Pilgrim’s Pride Funding Corporation, BMO Capital Markets Corp., as administrator, and Fairway Finance Company, LLC (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 29, 2008).

10.38	Amended and Restated Receivables Purchase Agreement dated as of September 26, 2008 among Pilgrim’s Pride Corporation, Pilgrim’s Pride Funding Corporation, BMO Capital Markets Corp., as administrator, and the various purchasers and purchaser agents from time to time parties thereto (incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 29, 2008).

10.39	Amendment No. 1 dated as of October 10, 2008 to Amended and Restated Receivables Purchase Agreement, dated as of September 26, 2008 among Pilgrim’s Pride Corporation, Pilgrim’s Pride Funding Corporation, BMO Capital Markets Corp., as administrator, and the various purchasers and purchaser agents from time to time parties thereto (incorporated by reference from Exhibit 10.42 of the Company’s Annual Report on Form 10-K filed on December 11, 2008.)

10.40	Amendment No. 2 to Purchase and Contribution Agreement dated as of September 26, 2008 among Pilgrim’s Pride Funding Corporation and Pilgrim’s Pride Corporation (incorporated by reference from Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on September 29, 2008).

10.41	Limited Duration Waiver of Potential Defaults and Events of Default under Credit Agreement dated October 26, 2008 by and among Pilgrim’s Pride Corporation, as borrower, CoBank, ACB, as administrative agent, and the other syndication parties signatory thereto (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 27, 2008).

10.42	Limited Duration Waiver Agreement dated as of October 26, 2008 by and among Pilgrim’s Pride Corporation, as borrower, Bank of Montreal, as administrative agent, and certain other bank parties thereto (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 27, 2008).

10.43	Limited Duration Waiver Agreement dated as of October 26, 2008 by and among Pilgrim’s Pride Corporation, Pilgrim’s Pride Funding Corporation, BMO Capital Markets Corp., as administrator, and Fairway Finance Company, LLC (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 27, 2008).

10.44	Form of Change in Control Agreement dated as of October 21, 2008 between the Company and certain of its executive officers (incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 27, 2008). †

10.45	First Amendment to Limited Duration Waiver of Potential Defaults and Events of Default under Credit Agreement dated November 25, 2008 by and among Pilgrim’s Pride Corporation, as borrower, CoBank, ACB, as administrative agent, and the other syndication parties signatory thereto (incorporated by reference from Exhibit 10.48 of the Company’s Annual Report on Form 10-K filed on December 11, 2008).

10.46	First Amendment to Limited Duration Waiver Agreement dated as of November 25, 2008 by and among Pilgrim’s Pride Corporation, as borrower, Bank of Montreal, as administrative agent, and certain other bank parties thereto (incorporated by reference from Exhibit 10.49 of the Company’s Annual Report on Form 10-K filed on December 11, 2008).

10.47	First Amendment to Limited Duration Waiver Agreement dated as of November 25, 2008 by and among Pilgrim’s Pride Corporation, Pilgrim’s Pride Funding Corporation, BMO Capital Markets Corp., as administrator, and Fairway Finance Company, LLC (incorporated by reference from Exhibit 10.50 of the Company’s Annual Report on Form 10-K filed on December 11, 2008).

10.48	Waiver Agreement and Second Amendment to Credit Agreement dated November 30, 2008, by and among the Company and certain non-debtor Mexico subsidiaries of the Company, ING Capital LLC, as agent, and the lenders signatory thereto (incorporated by reference from Exhibit 10.51 of the Company’s Annual Report on Form 10-K filed on December 11, 2008).

10.49	Amended and Restated Post-Petition Credit Agreement dated December 31, 2008, among the Company, as borrower, certain subsidiaries of the Company, as guarantors, Bank of Montreal, as agent, and the lenders party thereto (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 6, 2009).

10.50	Amended and Restated Employment Agreement dated January 27, 2009, between the Company and Don Jackson (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 30, 2009). †

10.51	Separation Agreement dated December 22, 2008, between the Company and Robert A. Wright (incorporated by reference from Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q filed on December 27, 2009). †

10.52	Separation Agreement dated December 24, 2008, between the Company and J. Clinton Rivers (incorporated by reference from Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q filed on December 27, 2009). †

10.53	First Amendment to Amended and Restated Post-Petition Credit Agreement, dated as of February 26, 2009, among the Company, as borrower, certain subsidiaries of the Company, as guarantors, Bank of Montreal, as agent, and the lenders party thereto (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 4, 2009).

10.54	Second Amendment to Amended and Restated Post-Petition Credit Agreement, dated as of June 5, 2009, among the Company, as borrower, certain subsidiaries of the Company, as guarantors, Bank of Montreal, as agent, and the lenders party thereto (incorporated by reference from Exhibit 10.54 of the Company’s Annual Report on Form 10-K filed November 23, 2009).

10.55	Third Amendment to Amended and Restated Post-Petition Credit Agreement, dated as of July 15, 2009, among the Company, as borrower, certain subsidiaries of the Company, as guarantors, Bank of Montreal, as agent, and the lenders party thereto (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 17, 2009).

10.56	Change in Control Agreement by and between the Company and Donald Jackson dated September 15, 2009 (incorporated by reference from Exhibit 10.1 of the Company’s Current Report filed on September 18, 2009). †

10.57	Consulting Agreement by and between the Company and Lonnie “Bo” Pilgrim dated September 16, 2009 (incorporated by reference from Exhibit 10.57 of the Company’s Annual Report on Form 10-K filed November 23, 2009). †

10.58	Pilgrim’s Pride Corporation FY2009 Performance Bonus Plan (incorporated by reference from Exhibit 10.1 of the Company’s Current Report filed on October 13, 2009). †

10.59	Fourth Amendment to Amended and Restated Post-Petition Credit Agreement, dated as of December 1, 2009, among the Company, as borrower, certain subsidiaries of the Company, as guarantors, Bank of Montreal, as agent, and the lenders party thereto (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 3, 2009).

10.60	Credit Agreement dated December 28, 2009 among Pilgrim’s Pride Corporation, To-Ricos, Ltd. and To-Ricos Distribution, Ltd., CoBank, ACB, as administrative agent, and the lenders party thereto (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 29, 2009).

10.61	Pilgrim’s Pride Corporation Short-Term Management Incentive Plan (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 30, 2009). †

10.62	Pilgrim’s Pride Corporation Long Term Incentive Plan (incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on December 30, 2009). †

12	Ratio of Earnings to Fixed Charges for the years ended September 26, 2009, September 27, 2008, September 29, 2007, September 30, 2006, and October 1, 2005 (filed as Exhibit 12 of the Company’s Annual Report on Form 10-K filed on November 23, 2009).

21	Subsidiaries of Registrant (filed as Exhibit 21 of the Company’s Annual Report on Form 10-K filed on November 23, 2009).

23	Consent of Ernst & Young LLP (filed as Exhibit 23 of the Company’s Annual Report on Form 10-K filed on November 23, 2009).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer of Pilgrim’s Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer of Pilgrim’s Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith
†	Represents a management contract or compensation plan arrangement

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 22, 2010.

PILGRIM’S PRIDE CORPORATION

By:	/S/ DON JACKSON
Don Jackson
Chief Executive Officer

Exhibit Index

2.1	Agreement and Plan of Reorganization dated September 15, 1986, by and among Pilgrim’s Pride Corporation, a Texas corporation; Pilgrim’s Pride Corporation, a Delaware corporation; and Doris Pilgrim Julian, Aubrey Hal Pilgrim, Paulette Pilgrim Rolston, Evanne Pilgrim, Lonnie “Bo” Pilgrim, Lonnie Ken Pilgrim, Greta Pilgrim Owens and Patrick Wayne Pilgrim (incorporated by reference from Exhibit 2.1 to the Company’s Registration Statement on Form S-1 (No. 33-8805) effective November 14, 1986).

2.2	Agreement and Plan of Merger dated September 27, 2000 (incorporated by reference from Exhibit 2 of WLR Foods, Inc.’s Current Report on Form 8-K (No. 000-17060) dated September 28, 2000).

2.3	Agreement and Plan of Merger dated as of December 3, 2006, by and among the Company, Protein Acquisition Corporation, a wholly owned subsidiary of the Company, and Gold Kist Inc. (incorporated by reference from Exhibit 99.(D)(1) to Amendment No. 11 to the Company’s Tender Offer Statement on Schedule TO filed on December 5, 2006).

2.4	Stock Purchase Agreement by and between the Company and JBS USA Holdings, Inc., dated September 16, 2009 (incorporated by reference from Exhibit 2.1 of the Company’s Current Report on Form 8-K filed September 18, 2009).

2.5	Amendment No.1 to the Stock Purchase Agreement by and between the Company and JBS USA Holdings, Inc., dated December 28, 2009.*

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference from Exhibit 3.1 of the Company’s Form 8-A filed on December 28, 2009).

3.2	Amended and Restated Corporate Bylaws of the Company (incorporated by reference from Exhibit 3.2 of the Company’s Form 8-A filed on December 28, 2009).

4.1	Amended and Restated Certificate of Incorporation of the Company (included as Exhibit 3.1).

4.2	Amended and Restated Corporate Bylaws of the Company (included as Exhibit 3.2).

4.3	Senior Debt Securities Indenture dated as of January 24, 2007, by and between the Company and Wells Fargo Bank, National Association, as trustee (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 24, 2007).

4.4	First Supplemental Indenture to the Senior Debt Securities Indenture dated as of January 24, 2007, by and between the Company and Wells Fargo Bank, National Association, as trustee (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 24, 2007).

4.5	Form of 7 5/8% Senior Note due 2015 (incorporated by reference from Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on January 24, 2007).

4.6	Senior Subordinated Debt Securities Indenture dated as of January 24, 2007, by and between the Company and Wells Fargo Bank, National Association, as trustee (incorporated by reference from Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on January 24, 2007).

4.7	First Supplemental Indenture to the Senior Subordinated Debt Securities Indenture dated as of January 24, 2007, by and between the Company and Wells Fargo Bank, National Association, as trustee (incorporated by reference from Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on January 24, 2007).

4.8	Form of 8 3/8% Subordinated Note due 2017 (incorporated by reference from Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on January 24, 2007).

4.9	Stockholders Agreement dated December 28, 2009 between the Company and JBS USA Holdings, Inc. (incorporated by reference from Exhibit 4.1 to the Company’s Form 8-A filed on December 28, 2009).

4.10	Form of Common Stock Certificate (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 29, 2009).

10.1	Pilgrim’s Industries, Inc. Profit Sharing Retirement Plan, restated as of July 1, 1987 (incorporated by reference from Exhibit 10.1 of the Company’s Form 8-K filed on July 1, 1992). †

10.2	Senior Executive Performance Bonus Plan of the Company (incorporated by reference from Exhibit A in the Company’s Proxy Statement dated December 13, 1999). †

10.3	Aircraft Lease Extension Agreement between B.P. Leasing Co. (L.A. Pilgrim, individually) and Pilgrim’s Pride Corporation (formerly Pilgrim’s Industries, Inc.) effective November 15, 1992 (incorporated by reference from Exhibit 10.48 of the Company’s Quarterly Report on Form 10-Q for the three months ended March 29, 1997).

10.4	Broiler Grower Contract dated May 6, 1997 between Pilgrim’s Pride Corporation and Lonnie “Bo” Pilgrim (Farm 30) (incorporated by reference from Exhibit 10.49 of the Company’s Quarterly Report on Form 10-Q for the three months ended March 29, 1997).

10.5	Commercial Egg Grower Contract dated May 7, 1997 between Pilgrim’s Pride Corporation and Pilgrim Poultry G.P. (incorporated by reference from Exhibit 10.50 of the Company’s Quarterly Report on Form 10-Q for the three months ended March 29, 1997).

10.6	Agreement dated October 15, 1996 between Pilgrim’s Pride Corporation and Pilgrim Poultry G.P. (incorporated by reference from Exhibit 10.23 of the Company’s Quarterly Report on Form 10-Q for the three months ended January 2, 1999).

10.7	Heavy Breeder Contract dated May 7, 1997 between Pilgrim’s Pride Corporation and Lonnie “Bo” Pilgrim (Farms 44, 45 & 46) (incorporated by reference from Exhibit 10.51 of the Company’s Quarterly Report on Form 10-Q for the three months ended March 29, 1997).

10.8	Broiler Grower Contract dated January 15, 1997 by and between Pilgrim’s Pride Corporation and B.J.M. Farms (incorporated by reference from Exhibit 10.26 of the Company’s Registration Statement on Form S-1 (No. 333-29163) effective June 27, 1997).

10.9	Purchase and Contribution Agreement dated as of June 26, 1998 between Pilgrim’s Pride Funding Corporation and Pilgrim’s Pride Corporation (incorporated by reference from Exhibit 10.34 of the Company’s Quarterly Report on Form 10-Q for the three months ended June 27, 1998).

10.10	Guaranty Fee Agreement between Pilgrim’s Pride Corporation and Pilgrim Interests, Ltd., dated June 11, 1999 (incorporated by reference from Exhibit 10.24 of the Company’s Annual Report on Form 10-K for the year ended October 2, 1999).

10.11	Commercial Property Lease dated December 29, 2000 between Pilgrim’s Pride Corporation and Pilgrim Poultry G.P. (incorporated by reference from Exhibit 10.30 of the Company’s Quarterly Report on Form 10-Q for the three months ended December 30, 2000).

10.12	Amendment No. 1 dated as of December 31, 2003 to Purchase and Contribution Agreement dated as of June 26, 1998, between Pilgrim’s Pride Funding Corporation and Pilgrim’s Pride Corporation (incorporated by reference from Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed February 4, 2004).

10.13	Employee Stock Investment Plan of the Company (incorporated by reference from Exhibit 4.1 of the Company’s Registration Statement on Form S-8 (No. 333-111929) filed on January 15, 2004). †

10.14	2005 Deferred Compensation Plan of the Company (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 27, 2004). †

10.15	Vendor Service Agreement dated effective December 28, 2005 between Pilgrim’s Pride Corporation and Pat Pilgrim (incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K dated January 6, 2006).

10.16	Transportation Agreement dated effective December 28, 2005 between Pilgrim’s Pride Corporation and Pat Pilgrim (incorporated by reference from Exhibit 10.3 of the Company’s Current Report on Form 8-K dated January 6, 2006).

10.17	Credit Agreement by and among the Avícola Pilgrim’s Pride de México, S. de R.L. de C.V. (the “Borrower”), Pilgrim’s Pride Corporation, certain Mexico subsidiaries of the Borrower, ING Capital LLC, and the lenders signatory thereto dated as of September 25, 2006 (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 28, 2006).

10.18	2006 Amended and Restated Credit Agreement by and among CoBank, ACB, Agriland, FCS and the Company dated as of September 21, 2006 (incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on September 28, 2006).

10.19	First Amendment to the Pilgrim’s Pride Corporation Amended and Restated 2005 Deferred Compensation Plan Trust, dated as of November 29, 2006 (incorporated by reference from Exhibit 10.03 of the Company’s Current Report on Form 8-K filed on December 05, 2006). †

10.20	Agreement and Plan of Merger dated as of December 3, 2006, by and among the Company, Protein Acquisition Corporation, a wholly owned subsidiary of the Company, and Gold Kist Inc. (incorporated by reference from Exhibit 99.(D)(1) to Amendment No. 11 to the Company’s Tender Offer Statement on Schedule TO filed on December 5, 2006).

10.21	First Amendment to Credit Agreement, dated as of December 13, 2006, by and among the Company, as borrower, CoBank, ACB, as lead arranger and co-syndication agent, and sole book runner, and as administrative, documentation and collateral agent, Agriland, FCS, as co-syndication agent, and as a syndication party, and the other syndication parties signatory thereto (incorporated by reference from Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on December 19, 2006).

10.22	Second Amendment to Credit Agreement, dated as of January 4, 2007, by and among the Company, as borrower, CoBank, ACB, as lead arranger and co-syndication agent, and sole book runner, and as administrative, documentation and collateral agent, Agriland, FCS, as co-syndication agent, and as a syndication party, and the other syndication parties signatory thereto (incorporated by reference from Exhibit 10.01 to the Company’s Current Report on Form 8-K filed on January 9, 2007).

10.23	Fourth Amended and Restated Secured Credit Agreement, dated as of February 8, 2007, by and among the Company, To-Ricos, Ltd., To-Ricos Distribution, Ltd., Bank of Montreal, as agent, SunTrust Bank, as syndication agent, U.S. Bank National Association and Wells Fargo Bank, National Association, as co-documentation agents, BMO Capital Market, as lead arranger, and the other lenders signatory thereto (incorporated by reference from Exhibit 10.01 of the Company’s Current Report on Form 8-K dated February 12, 2007).

10.24	Third Amendment to Credit Agreement, dated as of February 7, 2007, by and among the Company as borrower, CoBank, ACB, as lead arranger and co-syndication agent, and the sole book runner, and as administrative, documentation and collateral agent, Agriland, FCS, as co-syndication agent, and as a syndication party, and the other syndication parties signatory thereto (incorporated by reference from Exhibit 10.02 of the Company’s Current Report on Form 8-K dated February 12, 2007).

10.25	First Amendment to Credit Agreement, dated as of March 15, 2007, by and among the Borrower, the Company, the Subsidiary Guarantors, ING Capital LLC, and the Lenders (incorporated by reference from Exhibit 10.01 of the Company’s Current Report on Form 8-K dated March 20, 2007).

10.26	Fourth Amendment to Credit Agreement, dated as of July 3, 2007, by and among the Company as borrower, CoBank, ACB, as lead arranger and co-syndication agent, and the sole book runner, and as administrative, documentation and collateral agent, Agriland, FCS, as co-syndication agent, and as syndication party, and the other syndication parties signatory thereto (incorporated by reference from Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed July 31, 2007).

10.27	Fifth Amendment to Credit Agreement, dated as of August 7, 2007, by and among the Company as borrower, CoBank, ACB, as lead arranger and co-syndication agent, and the sole book runner, and as administrative, documentation and collateral agent, Agriland, FCS, as co-syndication agent, and as syndication party, and the other syndication parties signatory thereto (incorporated by reference from Exhibit 10.39 of the Company’s Annual Report on Form 10-K filed on November 19, 2007).

10.28	Sixth Amendment to Credit Agreement, dated as of November 7, 2007, by and among the Company as borrower, CoBank, ACB, as administrative agent, and the other syndication parties signatory thereto (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K dated November 13, 2007).

10.29	Ground Lease Agreement effective February 1, 2008 between Pilgrim’s Pride Corporation and Pat Pilgrim (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K dated February 1, 2008).

10.30	Seventh Amendment to Credit Agreement, dated as of March 10, 2008, by and among the Company as borrower, CoBank, ACB, as administrative agent, and the other syndication parties signatory thereto (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 20, 2008).

10.31	First Amendment to the Fourth Amended and Restated Secured Credit Agreement, dated as of March 11, 2008, by and among the Company, To-Ricos, Ltd., To-Ricos Distribution, Ltd., Bank of Montreal, as administrative agent, and the other lenders signatory thereto (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 20, 2008).

10.32	Eighth Amendment to Credit Agreement, dated as of April 30, 2008, by and among the Company as borrower, CoBank, ACB, as administrative agent, and the other syndication parties signatory thereto (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 5, 2008).

10.33	Second Amendment to the Fourth Amended and Restated Secured Credit Agreement, dated as of April 30, 2008, by and among the Company, To-Ricos, Ltd., To-Ricos Distribution, Ltd., Bank of Montreal, as administrative agent, and the other lenders signatory thereto (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 5, 2008).

10.34	Change to Company Contribution Amount Under the Amended and Restated 2005 Deferred Compensation Plan of the Company (incorporated by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed July 30, 2008). †

10.35	Limited Duration Waiver of Potential Defaults and Events of Default under Credit Agreement dated September 26, 2008 by and among Pilgrim’s Pride Corporation, as borrower, CoBank, ACB, as administrative agent, and the other syndication parties signatory thereto (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 29, 2008).

10.36	Limited Duration Waiver Agreement dated as of September 26, 2008 by and among Pilgrim’s Pride Corporation, as borrower, Bank of Montreal, as administrative agent, and certain other bank parties thereto (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 29, 2008).

10.37	Limited Duration Waiver Agreement dated as of September 26, 2008 by and among Pilgrim’s Pride Corporation, Pilgrim’s Pride Funding Corporation, BMO Capital Markets Corp., as administrator, and Fairway Finance Company, LLC (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 29, 2008).

10.38	Amended and Restated Receivables Purchase Agreement dated as of September 26, 2008 among Pilgrim’s Pride Corporation, Pilgrim’s Pride Funding Corporation, BMO Capital Markets Corp., as administrator, and the various purchasers and purchaser agents from time to time parties thereto (incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 29, 2008).

10.39	Amendment No. 1 dated as of October 10, 2008 to Amended and Restated Receivables Purchase Agreement, dated as of September 26, 2008 among Pilgrim’s Pride Corporation, Pilgrim’s Pride Funding Corporation, BMO Capital Markets Corp., as administrator, and the various purchasers and purchaser agents from time to time parties thereto (incorporated by reference from Exhibit 10.42 of the Company’s Annual Report on Form 10-K filed on December 11, 2008.)

10.40	Amendment No. 2 to Purchase and Contribution Agreement dated as of September 26, 2008 among Pilgrim’s Pride Funding Corporation and Pilgrim’s Pride Corporation (incorporated by reference from Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on September 29, 2008).

10.41	Limited Duration Waiver of Potential Defaults and Events of Default under Credit Agreement dated October 26, 2008 by and among Pilgrim’s Pride Corporation, as borrower, CoBank, ACB, as administrative agent, and the other syndication parties signatory thereto (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 27, 2008).

10.42	Limited Duration Waiver Agreement dated as of October 26, 2008 by and among Pilgrim’s Pride Corporation, as borrower, Bank of Montreal, as administrative agent, and certain other bank parties thereto (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 27, 2008).

10.43	Limited Duration Waiver Agreement dated as of October 26, 2008 by and among Pilgrim’s Pride Corporation, Pilgrim’s Pride Funding Corporation, BMO Capital Markets Corp., as administrator, and Fairway Finance Company, LLC (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 27, 2008).

10.44	Form of Change in Control Agreement dated as of October 21, 2008 between the Company and certain of its executive officers (incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 27, 2008). †

10.45	First Amendment to Limited Duration Waiver of Potential Defaults and Events of Default under Credit Agreement dated November 25, 2008 by and among Pilgrim’s Pride Corporation, as borrower, CoBank, ACB, as administrative agent, and the other syndication parties signatory thereto (incorporated by reference from Exhibit 10.48 of the Company’s Annual Report on Form 10-K filed on December 11, 2008).

10.46	First Amendment to Limited Duration Waiver Agreement dated as of November 25, 2008 by and among Pilgrim’s Pride Corporation, as borrower, Bank of Montreal, as administrative agent, and certain other bank parties thereto (incorporated by reference from Exhibit 10.49 of the Company’s Annual Report on Form 10-K filed on December 11, 2008).

10.47	First Amendment to Limited Duration Waiver Agreement dated as of November 25, 2008 by and among Pilgrim’s Pride Corporation, Pilgrim’s Pride Funding Corporation, BMO Capital Markets Corp., as administrator, and Fairway Finance Company, LLC (incorporated by reference from Exhibit 10.50 of the Company’s Annual Report on Form 10-K filed on December 11, 2008).

10.48	Waiver Agreement and Second Amendment to Credit Agreement dated November 30, 2008, by and among the Company and certain non-debtor Mexico subsidiaries of the Company, ING Capital LLC, as agent, and the lenders signatory thereto (incorporated by reference from Exhibit 10.51 of the Company’s Annual Report on Form 10-K filed on December 11, 2008).

10.49	Amended and Restated Post-Petition Credit Agreement dated December 31, 2008, among the Company, as borrower, certain subsidiaries of the Company, as guarantors, Bank of Montreal, as agent, and the lenders party thereto (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 6, 2009).

10.50	Amended and Restated Employment Agreement dated January 27, 2009, between the Company and Don Jackson (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 30, 2009). †

10.51	Separation Agreement dated December 22, 2008, between the Company and Robert A. Wright (incorporated by reference from Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q filed on December 27, 2009). †

10.52	Separation Agreement dated December 24, 2008, between the Company and J. Clinton Rivers (incorporated by reference from Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q filed on December 27, 2009). †

10.53	First Amendment to Amended and Restated Post-Petition Credit Agreement, dated as of February 26, 2009, among the Company, as borrower, certain subsidiaries of the Company, as guarantors, Bank of Montreal, as agent, and the lenders party thereto (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 4, 2009).

10.54	Second Amendment to Amended and Restated Post-Petition Credit Agreement, dated as of June 5, 2009, among the Company, as borrower, certain subsidiaries of the Company, as guarantors, Bank of Montreal, as agent, and the lenders party thereto (incorporated by reference from Exhibit 10.54 of the Company’s Annual Report on Form 10-K filed November 23, 2009).

10.55	Third Amendment to Amended and Restated Post-Petition Credit Agreement, dated as of July 15, 2009, among the Company, as borrower, certain subsidiaries of the Company, as guarantors, Bank of Montreal, as agent, and the lenders party thereto (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 17, 2009).

10.56	Change in Control Agreement by and between the Company and Donald Jackson dated September 15, 2009 (incorporated by reference from Exhibit 10.1 of the Company’s Current Report filed on September 18, 2009). †

10.57	Consulting Agreement by and between the Company and Lonnie “Bo” Pilgrim dated September 16, 2009 (incorporated by reference from Exhibit 10.57 of the Company’s Annual Report on Form 10-K filed November 23, 2009). †

10.58	Pilgrim’s Pride Corporation FY2009 Performance Bonus Plan (incorporated by reference from Exhibit 10.1 of the Company’s Current Report filed on October 13, 2009). †

10.59	Fourth Amendment to Amended and Restated Post-Petition Credit Agreement, dated as of December 1, 2009, among the Company, as borrower, certain subsidiaries of the Company, as guarantors, Bank of Montreal, as agent, and the lenders party thereto (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 3, 2009).

10.60	Credit Agreement dated December 28, 2009 among Pilgrim’s Pride Corporation, To-Ricos, Ltd. and To-Ricos Distribution, Ltd., CoBank, ACB, as administrative agent, and the lenders party thereto (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 29, 2009).

10.61	Pilgrim’s Pride Corporation Short-Term Management Incentive Plan (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 30, 2009). †

10.62	Pilgrim’s Pride Corporation Long Term Incentive Plan (incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on December 30, 2009). †

12	Ratio of Earnings to Fixed Charges for the years ended September 26, 2009, September 27, 2008, September 29, 2007, September 30, 2006, and October 1, 2005 (filed as Exhibit 12 of the Company’s Annual Report on Form 10-K filed on November 23, 2009).

21	Subsidiaries of Registrant (filed as Exhibit 21 of the Company’s Annual Report on Form 10-K filed on November 23, 2009).

23	Consent of Ernst & Young LLP (filed as Exhibit 23 of the Company’s Annual Report on Form 10-K filed on November 23, 2009).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer of Pilgrim’s Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer of Pilgrim’s Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith
†	Represents a management contract or compensation plan arrangement