Form 10-Q
period 2009-12-26
PILGRIMS PRIDE CORP
filed 2010-02-04
CIK 802481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 26, 2009

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

Number of shares outstanding of the issuer’s common stock, as of February 4, 2010, was 214,281,914.

INDEX

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PILGRIM’S PRIDE CORPORATION

DEBTOR AND DEBTOR-IN-POSSESSION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 26, 2009	September 26, 2009
	(In thousands)
Assets:
Cash and cash equivalents	$236,300	$220,029
Investment in available-for-sale securities	7,876	5,302
Trade accounts and other receivables, less allowance for doubtful accounts	311,501	316,953
Inventories	740,810	763,869
Income taxes receivable	175,475	15,028
Prepaid expenses and other current assets	37,248	45,013

Total current assets	1,509,210	1,366,194

Investment in available-for-sale securities	58,104	57,314
Deferred tax assets	—	16,732
Other assets	112,809	63,609
Identified intangible assets, net	54,633	57,179
Property, plant and equipment, net	1,474,707	1,499,476

	$3,209,463	$3,060,504

Liabilities and stockholders’ equity:
Accounts payable	$196,674	$182,173
Accrued expenses	400,809	309,259
Current deferred tax liabilities	15,277	16,732
Current maturities of long-term debt	238,072	—

Total current liabilities	850,832	508,164

Long-term debt, less current maturities	1,859,400	41,062
Deferred tax liabilities	66,164	22,213
Other long-term liabilities	102,051	98,783

Total liabilities not subject to compromise	2,878,447	670,222
Liabilities subject to compromise	138,208	2,233,161

Common stock	771	771
Additional paid-in capital	648,583	646,793
Accumulated deficit	(435,794)	(469,407)
Accumulated other comprehensive loss	(27,266)	(27,237)

Total Pilgrim’s Pride Corporation stockholders’ equity	186,294	150,920

Noncontrolling interest	6,514	6,201

Total stockholders’ equity	192,808	157,121

	$3,209,463	$3,060,504

The accompanying notes are an integral part of these Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION

DEBTOR AND DEBTOR-IN-POSSESSION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	December 26, 2009	December 27, 2008
	(In thousands, except per share data)
Net sales	$1,602,734	$1,876,991
Costs and expenses:
Cost of sales	1,517,273	1,960,373
Operational restructuring charges	2,877	—

Gross profit (loss)	82,584	(83,382)
Selling, general and administrative expense	76,354	92,437
Administrative restructuring charges, net	(1,359)	2,422

Total costs and expenses	1,595,145	2,055,232

Operating income (loss)	7,589	(178,241)
Other expenses (income):
Interest expense	44,673	39,569
Interest income	(480)	(531)
Miscellaneous, net	(884)	(1,440)

Total other expenses (income)	43,309	37,598

Loss from continuing operations before reorganization items and income taxes	(35,720)	(215,839)
Reorganization items, net	32,726	13,250

Loss from continuing operations before income taxes	(68,446)	(229,089)
Income tax expense (benefit)	(102,371)	278

Income (loss) from continuing operations	33,925	(229,367)
Income from discontinued business, net of tax	—	574

Net income (loss)	33,925	(228,793)
Less: Net income (loss) attributable to noncontrolling interest	312	(13)

Net income (loss) attributable to Pilgrim’s Pride Corporation	$33,613	$(228,780)

Net income (loss) per common share—basic:
Income (loss) from continuing operations attributable to Pilgrim’s Pride Corporation common stockholders	$0.45	$(3.10)
Income from discontinued business attributable to Pilgrim’s Pride Corporation common stockholders	—	0.01

Net income (loss) attributable to Pilgrim’s Pride Corporation common stockholders	$0.45	$(3.09)

Net income (loss) per common share—diluted:
Income (loss) from continuing operations attributable to Pilgrim’s Pride Corporation common stockholders	$0.44	$(3.10)
Income from discontinued business attributable to Pilgrim’s Pride Corporation common stockholders	—	0.01

Net income (loss) attributable to Pilgrim’s Pride Corporation common stockholders	$0.44	$(3.09)

PILGRIM’S PRIDE CORPORATION

DEBTOR AND DEBTOR-IN-POSSESSION

CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

(Unaudited)

	Three Months Ended
	December 26, 2009	December 27, 2008
	(In thousands, except per share data)

Weighted average shares outstanding:
Basic	74,374	74,056
Diluted	77,141	74,056

Amounts attributable to Pilgrim’s Pride Corporation common stockholders:
Income (loss) from continuing operations, net of tax	$33,613	$(229,354)
Income from discontinued business, net of tax	—	574

Net income (loss)	$33,613	$(228,780)

The accompanying notes are an integral part of these Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION

DEBTOR AND DEBTOR-IN-POSSESSION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended
	December 26, 2009	December 27, 2008
	(In thousands)

Net income (loss)	$33,925	$(228,793)

Other comprehensive income :
Unrealized holding gains on available-for-sale securities	41	415
Loss on a derivative instrument designated as a cash flow hedge	(139)	(139)
Gains associated with pension and other postretirement benefits	69	—
Tax effect	—	(100)

Total other comprehensive income, net of tax	(29)	176

Comprehensive income (loss)	33,896	(228,617)
Less: Comprehensive income (loss) attributable to noncontrolling interests	312	(13)

Comprehensive income (loss) attributable to Pilgrim’s Pride Corporation	$33,584	$(228,604)

The accompanying notes are an integral part of these Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION

DEBTOR AND DEBTOR-IN-POSSESSION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Pilgrim’s Pride Corporation Stockholders
	Total	Comprehensive Income	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Amount	Shares	Additional Paid-in Capital	Noncontrolling Interests
	(In thousands, except shares and per share data)
Balance at September 27, 2008	$358,055	$—	$(317,082)	$21,161	$740	74,055,733	$646,922	$6,314

Comprehensive income (loss):
Net loss	(228,793)	(228,780)	(228,780)					(13)

Other comprehensive income, net of tax:
Unrealized holding gains on available-for-sale securities	415	415		415
Loss on a derivative instrument designated as a cash flow hedge	(139)	(139)		(139)
Tax effect	(100)	(100)		(100)

Total other comprehensive income	176	176

Total comprehensive loss	(228,617)	$(228,604)

Other activity	(98)						(98)

Balance at December 27, 2008	$129,340		$(545,862)	$21,337	$740	74,055,733	$646,824	$6,301

Balance at September 26, 2009	$157,121	$—	$(469,407)	$(27,237)	$771	77,141,389	$646,793	$6,201

Comprehensive income (loss):
Net income	33,925	33,613	33,613					312
Other comprehensive income, net of tax:
Unrealized holding gains on available-for-sale securities	41	41		41
Loss on a derivative instrument designated as a cash flow hedge	(139)	(139)		(139)
Gains associated with pension and other postretirement benefits	69	69		69

Total other comprehensive income	(29)	(29)

Total comprehensive income	33,896	$33,584

Share-based payments	1,790						1,790
Other activity	1							1

Balance at December 26, 2009	$192,808		$(435,794)	$(27,266)	$771	77,141,389	$648,583	$6,514

The accompanying notes are an integral part of these Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES

DEBTOR AND DEBTOR-IN-POSSESSION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	December 26, 2009	December 27, 2008
	(In thousands)
Cash flows from operating activities:
Net income (loss) attributable to Pilgrim’s Pride Corporation	$33,613	$(228,780)
Adjustments to reconcile net income (loss) attributable to Pilgrim’s Pride Corporation to cash provided by operating activities:
Depreciation and amortization	56,705	60,158
Gain on property disposals	(1,377)	(51)
Share-based compensation	1,790	—
Deferred income tax benefit	(112,392)	—
Changes in operating assets and liabilities:
Accounts and other receivables	6,577	(206,069)
Inventories	26,006	267,675
Prepaid expenses and other current assets	9,897	16,615
Accounts payable and accrued expenses	16,540	(7,352)
Income taxes receivable, net	10,909	(541)
Insurance deposits	(49,635)	—
Other	(2,690)	(13,392)

Cash used in operating activities	(4,057)	(111,737)

Cash flows from investing activities:
Acquisitions of property, plant and equipment	(30,463)	(29,028)
Purchases of investment securities	(6,024)	(5,629)
Proceeds from sale or maturity of investment securities	4,511	4,591
Change in restricted cash and cash equivalents	—	(6,667)
Proceeds from the sale of Valley Rail Service, Inc.	1,000	—
Proceeds from property disposals	2,522	732

Cash used in investing activities	(28,454)	(36,001)

Cash flows from financing activities:
Proceeds from short-term notes payable	—	234,717
Payments on short-term notes payable	—	(133,525)
Proceeds from long-term debt	60,370	828,238
Payments on long-term debt	(10,144)	(694,563)
Change in outstanding cash management obligations	—	(115,305)
Other	(1,976)	(98)

Cash provided by financing activities	48,250	119,464
Effect of exchange rate changes on cash and cash equivalents	532	(634)

Increase (decrease) in cash and cash equivalents	16,271	(28,908)
Cash and cash equivalents, beginning of period	220,029	61,553

Cash and cash equivalents, end of period	$236,300	$32,645

The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE A—BUSINESS AND CHAPTER 11 PROCEEDINGS

Business

Pilgrim’s Pride Corporation (referred to herein as “the Company,” “we,” “us,” “our,” or similar terms) is one of the largest chicken companies in the United States (“US”), Mexico and Puerto Rico. Our fresh chicken retail line is sold throughout the US, throughout Puerto Rico, and in the northern and central regions of Mexico. Our prepared-foods products meet the needs of some of the largest customers in the food service industry across the US. Additionally, the Company exports commodity chicken products to approximately 90 countries. As a vertically integrated company, we control every phase of the production of our products. We operate feed mills, hatcheries, processing plants and distribution centers in 15 US states, Puerto Rico and Mexico.

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

Chapter 11 Bankruptcy Filings and Proceedings

Background

On December 1, 2008, (the “Petition Date”), Pilgrim’s Pride Corporation and six of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division (the “Bankruptcy Court”). The cases are being jointly administered under Case No. 08-45664. The Company’s subsidiaries in Mexico and certain subsidiaries in the United States (“US”) were not included in the filing (the “Non-filing Subsidiaries”) and continue to operate outside of the Chapter 11 process. As described below, on December 10, 2009, the Bankruptcy Court entered an order (the “Confirmation Order”) approving and confirming the Plan. The Company emerged from its Chapter 11 bankruptcy proceedings on December 28, 2009 (the “Effective Date”).

Until their emergence on the Effective Date, the Debtors were operating as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. In general, as debtors-in-possession, we were authorized under Chapter 11 to continue to operate as an ongoing business, but could not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Shortly after the Petition Date, the Debtors notified all known current or potential creditors of the Chapter 11 filing. Subject to certain exceptions under the Bankruptcy Code, the Debtors’ Chapter 11 filing automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover on, collect or secure a claim arising prior to the Petition Date. Accordingly, most creditor actions to obtain possession of property from the Debtors, or to create, perfect or enforce any lien against the property of the Debtors, or to collect on monies owed or otherwise exercise rights or remedies with respect to a pre-petition claim were enjoined unless and until the Bankruptcy Court lifted the automatic stay. Vendors were paid for goods furnished and services provided after the Petition Date in the ordinary course of business. Further, the Bankruptcy Court approved payment of certain of the Debtors’ pre-petition obligations, including, among other things, employee wages, salaries and benefits, and the Bankruptcy Court approved the payment of vendors and other providers who provided goods or services in the ordinary course of the Debtors’ businesses that were ordered pre-petition but received from and after the Petition Date and other business-related payments necessary to maintain the operation of our businesses.

As permitted by the Bankruptcy Code, the United States Trustee for the Northern District of Texas appointed an official committee of unsecured creditors. The committee and its legal representatives had a right to be heard on all matters that came before the Bankruptcy Court with respect to the Debtors. In addition, on April 30, 2009, the Bankruptcy Court ordered the United States Trustee to appoint an official committee of equity holders to represent the interests of Pilgrim’s Pride’s equity holders in the Debtors’ bankruptcy cases.

Under Section 365 and other relevant sections of the Bankruptcy Code, we could assume, assume and assign, or reject certain executory contracts and unexpired leases, including, without limitation, leases of real property and equipment, subject to the approval of the Bankruptcy Court and certain other conditions. Any description of an executory contract or unexpired lease in this report, including where applicable our express termination rights or a quantification of our obligations, must be read in conjunction with, and is qualified by, any overriding rejection rights we have under Section 365 of the Bankruptcy Code. On November 20, 2009, the Debtors filed a list of executory contracts that they would assume.

DIP Credit Agreement

On December 2, 2008, the Bankruptcy Court granted interim approval authorizing the Company and certain of its subsidiaries consisting of PPC Transportation Company, PFS Distribution Company, PPC Marketing, Ltd., and Pilgrim’s Pride Corporation of West Virginia, Inc. (collectively, the “US Subsidiaries”), and To-Ricos, Ltd. and To-Ricos Distribution, Ltd. (collectively with the US Subsidiaries, the “Subsidiaries”) to enter into a Post-Petition Credit Agreement (the “Initial DIP Credit Agreement”) among the Company, as borrower, the US Subsidiaries, as guarantors, Bank of Montreal, as agent (the “DIP Agent”), and the lenders party thereto. On December 2, 2008, the Company, the US Subsidiaries and the other parties entered into the Initial DIP Credit Agreement, subject to final approval of the Bankruptcy Court. On December 30, 2008, the Bankruptcy Court granted final approval authorizing the Company and the Subsidiaries to enter into an Amended and Restated Post-Petition Credit Agreement dated December 31, 2008, as amended (the “DIP Credit Agreement”), among the Company, as borrower, the Subsidiaries, as guarantors, the DIP Agent, and the lenders party thereto.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

The DIP Credit Agreement provided for an original aggregate commitment of up to $450 million, which permitted borrowings on a revolving basis. The commitment included a $25 million sub-limit for swingline loans and a $20 million sub-limit for letters of credit. Outstanding borrowings under the DIP Credit Agreement bore interest at a per annum rate equal to 8.0% plus the greatest of (i) the prime rate as established by the DIP Agent from time to time, (ii) the average federal funds rate plus 0.5%, or (iii) the LIBOR rate plus 1.0%, payable monthly. During the three months ended December 26, 2009, there were no outstanding borrowings under the DIP Credit Agreement. During the three months ended December 27, 2008, average outstanding borrowings and the weighted average interest rate under the DIP Credit Agreement were $120.4 million and 11.86%, respectively. The loans under the Initial DIP Credit Agreement were used to repurchase all receivables sold under the Company’s Amended and Restated Receivables Purchase Agreement dated September 26, 2008, as amended (the “RPA”). Loans under the DIP Credit Agreement were also used to fund the working capital requirements of the Company and its subsidiaries according to a budget as approved by the required lenders under the DIP Credit Agreement.

Actual borrowings by the Company under the DIP Credit Agreement were subject to a borrowing base, which is a formula based on certain eligible inventory and eligible receivables. As of December 26, 2009, the applicable borrowing base and the amount available for borrowings under the DIP Credit Agreement were both $250.0 million as there were no outstanding borrowings under the DIP Credit Agreement.

On December 1, 2009, the maturity date of the DIP Credit Agreement was extended from December 1, 2009, through January 31, 2010, and the lender commitments under the DIP Credit Agreement were reduced to $250 million. All obligations under the DIP Credit Agreement were unconditionally guaranteed by the Subsidiaries and were secured by a first priority priming lien on substantially all of the assets of the Company and the Subsidiaries, subject to specified permitted liens in the DIP Credit Agreement. As discussed below, on the Effective Date, the DIP Credit Agreement was terminated pursuant to the Plan and the Confirmation Order.

Emergence from Bankruptcy and Acquisition

In order for the Debtors to successfully exit Chapter 11, the Bankruptcy Court had to first confirm a plan of reorganization with respect to the Debtors that satisfied the requirements of the Bankruptcy Code. To be confirmed, a plan of reorganization was required to, among other things, resolve the Debtors’ pre-petition obligations, set forth the revised capital structure of the newly reorganized entity and provide for corporate governance subsequent to exit from bankruptcy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

The Plan and Emergence

On September 17, 2009, the Debtors filed their Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court, along with the Disclosure Statement for the Debtors’ Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code (as amended and supplemented, the “Plan”). The Plan provided for a reorganization of the Debtors’ businesses as a going concern. The Plan was premised on (i) a transaction with JBS USA Holdings, Inc. (the “Plan Sponsor” or “JBS USA”) whereby, pursuant to the SPA (defined below), the Plan Sponsor would purchase 64% of the common stock of the reorganized Company (“Reorganized PPC”) in exchange for $800 million in cash, to be used by the Debtors to, among other things, fund distributions to holders of allowed claims under the Plan, and (ii) the Debtors entering into a new credit facility having an aggregate commitment of up to $1,750 million (as described below, the “Exit Credit Facility”). In connection with the Plan, all holders of allowed claims will be paid in full unless otherwise agreed by the applicable holder, provided that the Plan contemplates that the 7 5/8% Senior Notes due 2015, the 8 3/8% Senior Subordinated Notes due 2017 and the 9 1/4% Senior Subordinated Notes due 2013 (together, the “Unsecured Notes”) issued under the Company’s outstanding indentures would be reinstated unless and to the extent a holder of the notes elected to receive a cash payment equal to the principal amounts of the notes plus unpaid interest that had accrued pre-petition with interest accruing on such unpaid interest at the default contract rate through the Effective Date (as defined below), and the accrued unpaid post-petition interest on the principal amount of the notes at the non-default contract rate through the Effective Date. Based on the holders of the Unsecured Notes making cash elections, $5.1 million aggregate principal amount of the Unsecured Notes were reinstated.

Section 1128(a) of the Bankruptcy Code required the Bankruptcy Court, after appropriate notice, to hold a hearing on confirmation of a plan of reorganization. The confirmation hearing on the Plan occurred on December 8 and 9, 2009. On December 10, 2009, the Bankruptcy Court entered the Confirmation Order approving and confirming the Plan. The Company emerged from its Chapter 11 bankruptcy proceedings on the Effective Date, two days after its quarter closed on December 26, 2009.

Pursuant to the Plan and the Confirmation Order, on the Effective Date, the following agreements were terminated: (i) the DIP Credit Agreement, (ii) the Fourth Amended and Restated Secured Credit Agreement dated as of February 8, 2007, among the Company and certain of its subsidiaries, Bank of Montreal, as administrative agent, and the lenders parties thereto, as amended (the “Pre-petition BMO Facility”), and (iii) the Amended and Restated Credit Agreement, dated September 21, 2006, among the Company, CoBank, as agent, and the lenders party thereto, as amended (the “Pre-petition CoBank Facility” and together with the DIP Credit Agreement and the Pre-petition BMO Facility, the “Prior Secured Credit Facilities”). The proceeds of the Exit Credit Facility were used to repay the amounts outstanding under the Prior Secured Credit Facilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

The Acquisition

On September 17, 2009, we filed a motion with the Bankruptcy Court seeking entry of an order approving certain provisions of the SPA. On October 7, 2009, the Bankruptcy Court granted the motion and approved certain provisions of the SPA. We also sought approval of the remaining portions of the SPA as part of the approval of the Plan.

On the Effective Date, which was two days after our quarter closed on December 26, 2009, the Company’s common stock outstanding immediately prior to the effectiveness of the Plan was cancelled and converted into the right to receive shares of common stock, par value $0.01 per share, of Reorganized PPC based on a one-for-one exchange ratio, which constitutes 36% of the total number of shares of common stock of Reorganized PPC issued pursuant to the Plan. The remaining shares of common stock of Reorganized PPC, constituting 64% of the total issued pursuant to the Plan and outstanding on the Effective Date, were issued to the Plan Sponsor, a wholly-owned indirect subsidiary of JBS S.A., a Brazil-based meat producer, for $800 million in cash pursuant to the terms and condition of a Stock Purchase Agreement (the “SPA”) entered into by the Company and the Plan Sponsor on September 16, 2009, as amended (the “Acquisition”). Proceeds from the sale of the common stock of Reorganized PPC to JBS USA were used to fund cash distributions to unsecured creditors. Effective December 29, 2009, the NYSE listed the common stock of Reorganized PPC and it is now quoted under the ticker symbol “PPC.”

In connection with the closing of the Acquisition, the Company entered into a stockholders agreement with JBS USA (the “Stockholders Agreement”), adopted and filed an Amended and Restated Certificate of Incorporation (the “Restated Certificate of Incorporation”) and adopted Amended and Restated Corporate Bylaws (the “Restated Bylaws”). The Stockholders Agreement and the Restated Certificate of Incorporation will govern the constitution of the Company’s board of directors and the selection of its members. The Stockholders Agreement, among other things, also restricts the ability of JBS USA to purchase shares of the common stock of Reorganized PPC, requires the approval of the Company’s stockholders with respect to specified amendments to the Restated Certificate of Incorporation and Restated Bylaws and requires JBS USA to use commercially reasonable efforts to maintain the listing of the common stock of Reorganized PPC on a national securities exchange. Among other rights, the Restated Certificate of Incorporation provides that, if JBS USA completes an initial public offering of its common stock, then, JBS USA has the right to exchange all of the outstanding common stock of Reorganized PPC for JBS USA common stock. For a period beginning upon the completion of such offering and ending two years and 30 days after the effective date of the Plan, JBS USA may exercise this exchange right during limited exchange windows in each fiscal quarter beginning six trading days after both Reorganized PPC and JBS USA have made their respective periodic reports or earnings releases for the preceding quarter or year, as applicable, and ending on the last day of the fiscal quarter during which the report or release was made. The number of shares of JBS USA common stock to be issued in exchange for the Reorganized PPC common stock will be dependent upon the relative average volume-weighted daily trading prices per share of the common stock of Reorganized PPC and the JBS USA common stock during the period immediately preceding the time JBS USA exercises its exchange right.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Exit Credit Facility

Upon exiting from bankruptcy, on December 28, 2009, the Company and certain of its subsidiaries, including To-Ricos, Ltd. and To-Ricos Distribution, Ltd. (collectively, the “To-Ricos Borrowers”), entered into the Exit Credit Facility that provides for an aggregate commitment of $1.75 billion consisting of (i) a revolving loan commitment of $600 million, (ii) a Term A loans commitment of $375 million and (iii) a Term B loans commitment of $775 million. The revolving loan commitment and the Term A loans will mature on December 28, 2012. Term B loans will mature on December 28, 2014. CoBank ACB will serve as administrative agent (“Exit Facility Agent”) on behalf of the lenders under the Exit Credit Facility.

On December 28, 2009, the Company borrowed $375 million under the Term A loans commitment, $775 million under the Term B loans commitment and $100 million under the revolving loan commitment. The Company repaid the outstanding borrowings under the revolving loan commitment on January 7, 2010. On December 28, 2009, the Company also paid loan costs totaling $50.0 million related to the Exit Credit Facility that it recognized as an asset on its balance sheet. The Company will amortize these capitalized costs to expense over the life of the Exit Credit Facility.

The Term A loans must be repaid in 12 equal quarterly principal installments of $12.5 million beginning on April 15, 2010, with the final installment due on December 28, 2012. The Term B loans must be repaid in 16 equal quarterly principal installments of $12.5 million beginning on April 15, 2011, with the final installment due on December 28, 2014. Additionally, following the end of each fiscal year, a portion of our cash flow must be used to repay outstanding principal amounts under the Term A and Term B loans. Covenants in the Exit Credit Facility also require us to use the proceeds we receive from certain asset sales and specified debt or equity issuances and upon the occurrence of other events to repay outstanding borrowings under the Exit Credit Facility.

The Exit Credit Facility includes a $50 million sub-limit for swingline loans and a $200 million sub-limit for letters of credit. Outstanding borrowings under the revolving loan commitment bear interest at a per annum rate equal to 3.50% plus the greater of (i) the US prime rate as published by the Wall Street Journal, (ii) the average federal funds rate plus 0.5%, and (iii) the one-month LIBOR rate plus 1.0%, in the case of alternate base rate loans, or 4.50% plus the one, two, three or six month LIBOR rate adjusted by the applicable statutory reserve, in the case of Eurodollar loans. Outstanding Term A and Term B-1 loans bear interest at a per annum rate equal to 4.00% plus greater of (i) the US prime rate, as published by the Wall Street Journal, (ii) the average federal funds rate plus 0.5%, and (iii) the one month LIBOR rate plus 1.0%, in the case of alternate base rate loans, or 5.00%, plus the one, two, three or six month LIBOR Rate adjusted by the applicable statutory reserve, in the case of Eurodollar loans. Outstanding Term B-2 loans bear interest at a per annum rate equal to 9.00%. Commitment fees charged on the revolving commitments under the Exit Credit Facility will accrue at a per annum rate equal to 1.00%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

The proceeds of the borrowings under the Exit Credit Facility were used to (i) repay outstanding secured indebtedness of the Company and (ii) pay fees, costs and expenses related to and contemplated by the Exit Credit Facility and the Plan. In addition, proceeds of the borrowings under the revolving loan commitment will be used to finance the general corporate purposes of the borrowers (including capital expenditures, permitted acquisitions and principal and interest under the Exit Credit Facility).

Actual borrowings by the Company under the Exit Credit Facility are subject to a borrowing base, which is a formula based on certain eligible inventory, eligible receivables and restricted cash under the control of the Exit Facility Agent. The borrowing base formula is reduced by the sum of (i) inventory reserves, (ii) rent and collateral access reserves, and (iii) any amount more than 15 days past due that is owed by the Company or its subsidiaries to any person on account of the purchase price of agricultural products or services (including poultry and livestock) if that person is entitled to any grower’s or producer’s lien or other security arrangement. Revolving loan availability under the borrowing base also limited to an aggregate of $25 million with respect to the To-Ricos Borrowers.

The Exit Credit Facility provides that the Company may not incur capital expenditures in excess of $225 million in fiscal year 2010, $275 million in fiscal year 2011 and $350 million per fiscal year thereafter. The Company must also maintain a minimum fixed charge coverage ratio and a minimum level of tangible net worth and may not exceed a maximum leverage ratio. The Exit Credit Facility also contains various covenants that may adversely affect our ability to, among other things, incur additional indebtedness, incur liens, pay dividends or make certain restricted payments, consummate certain asset sales, enter into certain transactions with JBS USA and our other affiliates, merge, consolidate and/or sell or dispose of all or substantially all of our assets.

All obligations under the Exit Credit Facility are unconditionally guaranteed by certain of the Company’s subsidiaries and are secured by a first priority lien on (i) the domestic (including Puerto Rico) accounts receivable and inventory of the Company and its subsidiaries, (ii) 100% of the equity interests in the To-Ricos Borrowers and the Company’s domestic subsidiaries and 65% of the equity interests in the Company’s direct foreign subsidiaries, (iii) substantially all of the personal property and intangibles of the Company, the To-Ricos Borrowers and the guarantor subsidiaries, and (iv) substantially all of the real estate and fixed assets of the Company and the subsidiary guarantors.

The Exit Credit Facility allows the Company to provide additional advances to its subsidiaries up to $61.8 million. After the Term A loans are repaid in full, the Company may provide additional advances to its subsidiaries up to $131.8 million, subject to certain conditions. Management believes that all of the Company’s subsidiaries, including the Company’s Mexican subsidiaries, will be able to operate within this limitation.

See Note K—Notes Payable and Long-Term Debt for additional information on the DIP Credit Agreement and the Exit Credit Facility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Financial Reporting Considerations

The financial statement impact of the Company’s emergence from bankruptcy, the acquisition of 64% of the common stock of Reorganized PPC by JBS USA and refinancing through the proceeds of the Exit Credit Facility are not reflected in the financial statements for the three months ended December 26, 2009, as these transactions occurred on December 28, 2009. The emergence from bankruptcy did not qualify for fresh start accounting. The acquisition of a controlling interest in the Company by JBS USA did not qualify for push down accounting as JBS has only purchased 64% of the common stock of Reorganized PPC. Thus, there will not be a revaluation of the Company’s assets and liabilities related to the Company’s emergence from bankruptcy.

Between the Petition Date and through December 26, 2009, the Company applied Accounting Standards Codification (“ASC”) Topic 852 in preparing the Consolidated Financial Statements. ASC Topic 852 requires that the financial statements, for periods subsequent to the Chapter 11 filing, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred in the bankruptcy proceedings are recorded in Reorganization items, net on the accompanying Consolidated Statements of Operations. In addition, pre-petition obligations that were impacted by the bankruptcy reorganization process have been classified on the Consolidated Balance Sheet at December 26, 2009, in Liabilities subject to compromise.

The Debtors’ reorganization items consisted of the following:

	Three Months Ended
	December 26, 2009	December 27, 2008
	(In thousands)
Professional fees directly related to reorganization (a)	$14,175	$6,875
Finance costs related to various credit facilities(b)	—	5,690
Incentive compensation(c)	14,071	—
Other costs(d)	4,480	685

Reorganization items, net	$32,726	$13,250

(a)	Professional fees directly related to the reorganization included post-petition fees associated with advisors to the Debtors, the statutory committee of unsecured creditors and certain secured creditors. Professional fees are estimated by the Debtors and will be reconciled to actual invoices when received.
(b)	For the three months ended December 27, 2008, Finance costs related to various credit facilities included finance costs related to the DIP Credit Agreement.
(c)	For the three months ended December 26, 2009, Incentive compensation included certain incentive compensation costs that were contingent upon confirmation by the Bankruptcy Court of a plan of reorganization that satisfied the requirements of the Bankruptcy Code. These costs included incentive compensation of $10.3 million awarded under the Pilgrim’s Pride Corporation FY2009 Performance Bonus Plan approved by the Bankruptcy Court on September 29, 2009, and both cash incentive compensation of $2.0 million and share-based incentive compensation of $1.8 million awarded under the Amended and Restated Employment Agreement between the Company and its Chief Executive Officer (“CEO”), which was approved by the Bankruptcy Court on January 27, 2009 (the “CEO Employment Agreement”). The Company recognized share-based compensation expense of $0.9 million on December 10, 2009, when restrictions on 1,542,828 shares of common stock awarded to the CEO lapsed following the confirmation of the Plan and the Company’s achievement of certain financial performance targets established under the CEO Employment Agreement. The Company also recognized share-based compensation expense of $0.9 million on December 26, 2009, when restrictions on 1,542,828 shares of common stock awarded to the Company’s CEO expired upon the Company’s achievement of certain financial performance targets established under the CEO Employment Agreement. At December 26, 2009, the intrinsic value of the shares of common stock awarded to the CEO totaled $25.9 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(d)	For the three months ended December 26, 2009, Other costs included (i) severance and other costs related to post-petition facility closures and reduction-in-force (“RIF”) actions and (ii) a loss incurred on our sale of Valley Rail Service, Inc., a wholly owned subsidiary of the Company that participated in a joint venture holding the access rights to a railroad spur in northern Virginia. For the three months ended December 27, 2008, Other costs included fees associated with the termination of the RPA on December 3, 2008.

Net cash paid for reorganization items during the three months ended December 26, 2009, totaled $17.0 million. This represented payment of professional fees directly related to the reorganization totaling $9.5 million, severance payments of $2.3 million and payment of facility closure costs totaling $5.2 million. Net cash paid for reorganization items during the three months ended December 27, 2008, totaled $7.6 million. This represented payment of DIP Credit Agreement related expenses totaling $6.9 million and fees associated with the termination of the RPA totaling $0.7 million. These cash flows are included in Cash flows from operating activities on the Consolidated Statements of Cash Flows.

Net cash received from reorganization activities during the three months ended December 26, 2009, totaled $1.0 million and resulted from the sale of Valley Rail Service, Inc. This cash flow is included in Cash flows from investing activities on the Consolidated Statements of Cash Flows.

Subsequent to December 26, 2009, the Company recognized various reorganization items, including, but not limited to, (i) severance costs of $17.8 million related to the elimination of 230 corporate and administrative positions across the organization under the first phase of integration with JBS USA and (ii) expenses related to the elimination of unamortized pre-petition loan costs that totaled $17.7 million as of December 26, 2009.

Subsequent to December 26, 2009, the Company paid various reorganization expenses that were accrued as of December 26, 2009, including, but not limited to, (i) change-in-control costs related to the termination of certain executive employees totaling $12.3 million and (ii) incentive compensation totaling $12.3 million that was contingent upon confirmation by the Bankruptcy Court of a plan of reorganization that satisfied the requirements of the Bankruptcy Code.

For additional information on costs related to (i) the closures of our facilities in Douglas, Georgia; El Dorado, Arkansas; Farmerville, Louisiana; Franconia, Pennsylvania; Dalton, Georgia; Athens, Georgia; and Athens, Alabama, and (ii) severance costs related to the closed distribution center in Houston, Texas, the February 2009 Operations management RIF action, the April 2009 non-production employee RIF action and reduced or consolidated production at various facilities throughout the US, see Note D—Exit or Disposal Activities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Liabilities subject to compromise refers to both secured and unsecured obligations that were accounted for under the Plan. Generally, actions to enforce or otherwise effect payment of pre-Chapter 11 liabilities were stayed. ASC Topic 852 requires pre-petition liabilities that are subject to compromise to be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. These liabilities represent the estimated amount expected to be allowed on known or potential claims to be resolved through the Chapter 11 process, and remain subject to future adjustments arising from negotiated settlements, actions of the Bankruptcy Court, rejection of executory contracts and unexpired leases, the determination as to the value of collateral securing the claims, proofs of claim, or other events. Liabilities subject to compromise also included certain items that were assumed under the Plan, and as such, have or might be subsequently reclassified to liabilities not subject to compromise.

From the Petition Date through the date that the Bankruptcy Court confirmed the Plan, the Company included indebtedness under the Prior Secured Credit Facilities and the Unsecured Notes in liabilities subject to compromise. Once the Plan was confirmed, these liabilities were no longer considered compromised and classification of these liabilities as either current or long-term at December 26, 2009, was based on our ability to refinance these liabilities on a long-term basis pursuant to ASC Subtopic 470-10-45. On December 28, 2009, the Company (i) used the proceeds received from borrowings under the Exit Credit Facility and available cash to repay indebtedness under the Prior Secured Credit Facilities totaling $1,398.0 million, (ii) used the proceeds received from the sale of the common stock of Reorganized PPC to JBS USA to repay indebtedness under the Unsecured Notes totaling $651.9 million and (iii) reinstated indebtedness under the Unsecured Notes totaling $5.1 million.

Because the indebtedness under the Prior Secured Credit Facilities and the Unsecured Notes was not considered to be compromised under the Plan, the Company has not adjusted its deferred financing costs related to these liabilities as a valuation of the allowed claim. Deferred financing costs of $17.7 million are included in Other Assets at December 26, 2009. The Company expensed these amounts on December 28, 2009, when it extinguished the related debt.

At hearings held in December 2008, the Bankruptcy Court granted final approval of many of the Debtors’ “first day” motions covering, among other things, human capital obligations, supplier relations, insurance, customer relations, business operations, certain tax matters, cash management, utilities, case management and retention of professionals. Obligations associated with these matters were not classified as liabilities subject to compromise.

The Debtors rejected certain pre-petition executory contracts and unexpired leases with respect to the Debtors’ operations with the approval of the Bankruptcy Court. Damages resulting from rejection of executory contracts and unexpired leases are generally treated as general unsecured claims and classified as liabilities subject to compromise. Holders of pre-petition claims were required to file proofs of claims by the “general bar date” of June 1, 2009. A bar date is the date by which certain claims against the Debtors must be filed if the claimants wish to receive any distribution in the Chapter 11 cases. Creditors were notified of the general bar date and the requirement to file a proof of claim with the Bankruptcy Court. Differences between liability amounts estimated by the Debtors and claims filed by creditors are being investigated and, if necessary, the Bankruptcy Court will make a final determination of the allowable amount. Currently, the aggregate amount of claims filed by creditors exceeds the aggregate amount of claims recognized and estimated by the Debtors. Management believes the aggregate amount of claims presently recognized by the Debtors will ultimately not materially vary from the aggregate amount of claims allowed by the Bankruptcy Court. As the remaining general unsecured claims (excluding the indebtedness under the Unsecured Notes) are still subject to final determination, the Company has continued to classify these claims as subject to compromise as of December 26, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Liabilities subject to compromise consisted of the following:

December 26, 2009
(In thousands)
Accounts payable	$102,952
Accrued expenses	32,834
Other long-term liabilities	2,422

Total liabilities subject to compromise	$138,208

Liabilities subject to compromise includes trade accounts payable related to pre-petition purchases, all of which were not paid. As a result, the Company’s cash flows from operations were favorably affected by the stay of payment related to these accounts payable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Condensed Combined Financial Information of Debtors

The following unaudited condensed combined financial information is presented for the Debtors as of December 26, 2009, or for the three months then ended (in thousands):

Balance Sheet Information:
Receivables from affiliates	$126,746
Other current assets	1,213,774
Identified intangible assets	54,633
Investment in subsidiaries	325,856
Property, plant and equipment, net	1,356,274
Other assets	118,115

Total assets	$3,195,398

Current liabilities	$733,026
Long-term liabilities	2,237,992
Stockholders’ equity	224,380

Total liabilities and stockholders’ equity	$3,195,398

Statement of Operations Information:
Net sales	$1,443,180
Gross profit	72,836
Operating income	3,379
Reorganization items	32,657
Loss incurred by equity affiliates	(12,040)
Net income	33,613

Statement of Cash Flows Information:
Cash used in operating activities	$(38,285)
Cash used in investing activities	(26,450)
Cash provided by financing activities	61,228

NOTE B—BASIS OF PRESENTATION

Consolidated Financial Statements

The accompanying unaudited consolidated financial statements of Pilgrim’s Pride Corporation (referred to herein as “Pilgrim’s,” “the Company,” “we,” “us,” “our” or similar terms) have been prepared in accordance with accounting principles generally accepted in the US for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the US Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the US for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments unless otherwise disclosed) considered necessary for a fair presentation have been included. Operating results for the three months ended December 26, 2009, are not necessarily indicative of the results that may be expected for the year ending December 26, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in Pilgrim’s Annual Report on Form 10-K for the year ended September 26, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

On December 28, 2009, the Company adopted the Restated Bylaws, which changed the Company’s fiscal year end from the Saturday nearest September 30 of each year to the last Sunday in December of each year. This change aligns the Company’s reporting cycle with the fiscal calendar of JBS USA. The change was effective with the Company’s 2010 fiscal year, which began on September 27, 2009, and will end on December 26, 2010, and resulted in an approximate three-month transition period which began September 27, 2009, and ended December 27, 2009. The Company now operates on the basis of a 52/53-week fiscal year that ends on the Sunday falling on or before December 31. As a result of the change in fiscal year, the Company will file a transition report on Form 10-Q covering the transition period from September 27, 2009 to December 27, 2009. The reader should assume any reference we make to a particular year (for example, 2010) in this report applies to our fiscal year and not the calendar year.

The consolidated financial statements include the accounts of Pilgrim’s Pride Corporation and its majority owned subsidiaries. We eliminate all significant affiliate accounts and transactions upon consolidation.

The Company re-measures the financial statements of its Mexican subsidiaries as if the US dollar was the functional currency. Accordingly, we translate assets and liabilities, other than non-monetary assets, of the Mexican subsidiaries at current exchange rates. We translate non-monetary assets using the historical exchange rate in effect on the date of each asset’s acquisition. We translate income and expenses at average exchange rates in effect during the period. Currency exchange gains or losses are included in the line item Miscellaneous, net in the Consolidated Statements of Operations.

The Company has evaluated subsequent events through the issuance of these financial statements, which occurred on February 4, 2010.

Income (Loss) per Share

The following table presents the basis for the income (loss) per share computations:

	Three Months Ended
	December 26, 2009	December 27, 2008
	(In thousands, except per share data)
Numerator:
Income (loss) from continuing operations attributable to Pilgrim’s Pride Corporation	$33,613	$(229,354)
Income from discontinued business attributable to Pilgrim’s Pride Corporation	—	574

Net income (loss) attributable to Pilgrim’s Pride Corporation	$33,613	$(228,780)

Denominator:
Weighted average shares outstanding, basic	74,374	74,056
Effect of dilutive common stock equivalents	2,767	—

Weighted average shares outstanding, diluted	77,141	74,056

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Recently Adopted Accounting Pronouncements

On September 27, 2009, the Company adopted guidance under ASC Topic 805 that establishes principles and requirements for how the acquirer (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. It also requires an acquirer to recognize as expense most transaction and restructuring costs as incurred, rather than include such items in the cost of the acquired entity. Adoption of the subject guidance under ASC Topic 805 will impact any future business combinations that occur on or after the adoption date. The Company will evaluate the impact of the subject guidance as each business combination is consummated.

On September 27, 2009, the Company adopted guidance under ASC Subtopic 810-10 that establishes standards for how a reporting entity (i) identifies, labels and presents in its consolidated statement of financial position the ownership interests in subsidiaries held by parties other than itself, (ii) identifies and presents on the face of its consolidated statement of operations the amount of consolidated net income attributable to itself and to the noncontrolling interest, (iii) accounts for changes in its ownership interest while it retains a controlling financial interest in a subsidiary, (iv) initially measures any retained noncontrolling equity investment in a subsidiary that is deconsolidated, and (v) discloses other information about its interests and the interests of the noncontrolling owners. The Company has retroactively reclassified the noncontrolling interests in certain subsidiaries, none of which are material to the Company’s operations. Accordingly, the adoption of the subject guidance under ASC Subtopic 810-10 did not have a material impact on the Company’s consolidated financial statements.

On September 27, 2009, the Company adopted guidance under both ASC Subtopic 275-10 and ASC Subtopic 350-30 that amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets. Adoption of the subject guidance under both ASC Subtopic 275-10 and ASC Subtopic 350-30 will impact intangible assets acquired on or after the adoption date. The Company will evaluate the impact of the subject guidance at the time of each asset acquisition. The Company does not currently expect that the adoption of the subject guidance will have a material impact on its consolidated financial statements.

On September 27, 2009, the Company adopted guidance under ASC Subtopic 715-20 that establishes standards for an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan, including disclosures about investment policies and strategies, categories of plan assets, fair value measurements of plan assets and significant concentrations of risk. Adoption of the subject guidance under ASC Subtopic 715-20 will impact all Company disclosures about plan assets of its defined benefit pension or other postretirement plans published or after the adoption date. The Company will evaluate the impact of the subject guidance at the time it drafts each disclosure. The Company does not currently expect that the adoption of the subject guidance will have a material impact on its consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

On September 27, 2009, the Company adopted Accounting Standards Update (“ASU”) 2009-05, Measuring Liabilities at Fair Value, which provides amendments to ASC Subtopic 820-10 for the fair value measurement of liabilities and clarifies the techniques required to measure fair value when a quoted price in an active market for the identical liability is not available. The adoption of the subject guidance under ASC Subtopic 820-10 did not have a material impact on the Company’s consolidated financial statements.

Accounting Pronouncements Issued But Not Yet Adopted

In January 2010, the Financial Accounting Standards Board issued ASU 2010-06, Improving Disclosures about Fair Value Measurements, which provides amendments to ASC Subtopic 820-10 that require new disclosures regarding (i) transfers in and out of Level 1 and Level 2 fair value measurements and (ii) activity in Level 3 fair value measurements. ASU 2010-06 also clarifies existing disclosures regarding (i) the level of asset and liability disaggregation and (ii) fair value measurement inputs and valuation techniques. For the Company, most of the subject guidance under ASC 820-10 will be applied effective December 28, 2009. New disclosure regarding activity in Level 3 fair value measurements will be applied effective December 27, 2010. The Company does not expect the adoption of the subject guidance under ASC 820-10 will have a material impact on its consolidated financial statements.

NOTE C—DISCONTINUED BUSINESS

The Company sold certain assets of its turkey business for $18.6 million and recorded a gain of $1.5 million ($0.9 million, net of tax) during the quarter ended March 29, 2008. This business was composed of substantially our entire former turkey segment. The results of this business are included in the line item Income from discontinued business, net of tax in the Consolidated Statements of Operations for all periods presented.

For a period of time, we continued to generate operating results and cash flows associated with our discontinued turkey business. These activities were transitional in nature. We entered into a short-term co-pack agreement with the acquirer of the discontinued turkey business under which they processed turkeys for sale to our customers through the end of calendar 2008. We had no remaining turkey inventories as of December 26, 2009, and did not recognize operating results related to our discontinued turkey business after the quarter ended March 28, 2009.

Neither our continued involvement in the distribution and sale of these turkeys or the co-pack agreement conferred upon us the ability to influence the operating and/or financial policies of the turkey business under its new ownership.

No debt was assumed by the acquirer of the discontinued turkey business or required to be repaid as a result of the disposal transaction. We did not allocate interest to the discontinued business for the three months ended December 27, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Since we did not recognize operating results related to our discontinued turkey business after the quarter ended March 28, 2009, there were no amounts related to our turkey business that required segregation from continuing operations for the three months ended December 26, 2009. The following amounts related to our turkey business were segregated from continuing operations and included in the line item Income from discontinued business, net of tax in the Consolidated Statement of Operations for the three months ended December 27, 2008:

Net sales	$26,514

Income from discontinued business before income taxes	$922
Income tax expense	(348)

Income from discontinued business, net of tax	$574

There were no remaining assets or liabilities related to our discontinued turkey business as of December 26, 2009, or September 26, 2009.

NOTE D—EXIT OR DISPOSAL ACTIVITIES

In 2008, 2009 and the three months ended December 26, 2009, the Company completed the following exit or disposal activities:

•

Closed processing facilities or complexes in Athens, Alabama; Athens, Georgia; Dalton, Georgia; Douglas, Georgia; El Dorado, Arkansas; Franconia, Pennsylvania; Clinton, Arkansas; Bossier City, Louisiana; and Siler City, North Carolina,

•	Sold a closed processing complex in Farmerville, Louisiana,

•	Sold closed distribution centers in Cincinnati, Ohio; Plant City, Florida; El Paso, Texas, and Pompano Beach, Florida,

•	Closed distribution centers in Houston, Texas; Oskaloosa, Iowa; Jackson, Mississippi, and Nashville, Tennessee,

•	Reduced its workforce by approximately 440 non-production positions, including the resignations of the former Chief Executive Officer and former Chief Operating Officer,

•	Closed an administrative office building in Duluth, Georgia, and

•	Reduced or consolidated production at various other facilities throughout the US.

Significant activities that occurred during the twelve months ended December 26, 2009, were approved by the Bankruptcy Court, when required under the Bankruptcy Code, as part of the Company’s reorganization efforts. Significant activities that occurred during the twelve months ended December 27, 2008, were approved by the Company’s Board of Directors as part of a plan intended to curtail losses amid record-high costs for corn, soybean meal and other feed ingredients and an oversupply of chicken in the US. These activities began in March 2008 and were completed in June 2009. To date, these exit or disposal activities have eliminated approximately 12,600 positions and resulted in net charges totaling $50.9 million that were recognized primarily within the Company’s Chicken segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Results of operations for the three months ended December 26, 2009, and December 27, 2008, included restructuring charges totaling $4.5 million and $3.7 million, respectively, related to these actions. All of these restructuring charges, with the exception of certain lease continuation costs, have resulted in cash expenditures or will result in cash expenditures within one year. Results of operations for three months ended December 26, 2009, and December 27, 2008, also included adjustments totaling $2.1 million and $1.3 million, respectively, that reduced the accrued costs. These adjustments included the elimination of accrued severance costs in excess of actual severance costs incurred during the exit or disposal period and the elimination of accrued lease obligation costs in excess of settlement amounts for closed distribution centers in Jackson, Mississippi, and Oskaloosa, Iowa.

Costs incurred during the three months ended December 26, 2009, were primarily classified as reorganization items. Consistent with the Company’s previous practice and because management believes costs incurred during the three months ended December 27, 2008, were related to ceasing production at previously announced facilities and not directly related to the Company’s ongoing production, they were classified as a component of operating loss below gross profit.

The following table sets forth activity that was recorded through the Company’s accrued restructuring accounts during the three months ended December 26, 2009:

	Accrued Lease Obligation	Accrued Severance and Employee Retention	Accrued Other Restructuring Costs	Restructuring Inventory Reserves	Total
	(In thousands)
September 26, 2009	$1,642	$3,343	$8,111	$1,254	$14,350

Accruals	—	833	—	741	1,574
Payment /Disposal	(86)	(2,393)	(5,608)	(92)	(8,179)
Adjustments	(1,536)	(522)	—	—	(2,058)

December 26, 2009	$20	$1,261	$2,503	$1,903	$5,687

The Company also recognized losses totaling $2.9 million during the three months ended December 26, 2009, that were not recorded through its accrued restructuring accounts. These losses were related to sales of unneeded broiler eggs from and live flock depletion at processing complexes that were not closed as part of the Company’s reorganization efforts. These losses were recognized as components of gross profit rather than reorganization items.

Subsequent to December 26, 2009, the Company reduced its workforce by approximately 230 corporate and administrative positions across the organization under the first phase of its integration with JBS USA. The Company incurred severance costs of $17.8 million related to this action that were recognized as reorganization items primarily within the Company’s Chicken segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

We continue to review and evaluate various restructuring and other alternatives to streamline our operations, improve efficiencies and reduce costs. Such initiatives may include selling assets, idling facilities, consolidating operations and functions, relocating or reducing production and voluntary and involuntary employee separation programs. Any such actions may require us to obtain the pre-approval of our lenders under our Exit Credit Facility. In addition, such actions will subject the Company to additional short-term costs, which may include facility shutdown costs, asset impairment charges, lease commitment costs, employee retention and severance costs and other closing costs.

NOTE E—FAIR VALUE MEASUREMENT

The asset (liability) amounts recorded in the Consolidated Balance Sheet (carrying amounts) and the estimated fair values of financial instruments at December 26, 2009, consisted of the following:

	Carrying Amount	Fair Value	Reference
	(In thousands)
Cash and cash equivalents	$236,300	$236,300
Trade accounts and other receivables	311,501	311,501	Note F
Investments in available-for-sale securities	65,980	65,980
Long-term restricted cash and cash equivalents(a)	10,072	10,072
Accounts payable and accrued expenses	(597,483)	(597,483)	Note J
Public debt obligations(b)	(656,996)	(656,996)	Note K
Non-public credit facilities(b)	(1,465,476)	(1,465,476)	Note K

(a)	Long-term restricted cash and cash equivalents are included in Other assets on the Consolidated Balance Sheet.
(b)	The aggregate fair value of the Company’s public debt obligations and non-public credit facilities at December 26, 2009, was assumed to approximate the aggregate carrying value of these instruments at December 26, 2009. With the exception of public debt obligations totaling $5.1 million that were reinstated on December 28, 2009, these instruments were extinguished on December 28, 2009.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Effective September 28, 2008, the Company adopted guidance under ASC Topic 815 that establishes a framework for measuring fair value and required enhanced disclosures about fair value measurements. The subject guidance under ASC Topic 815 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The subject guidance under ASC Topic 815 also requires disclosure about how fair value was determined for assets and liabilities and established a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs as follows:

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

As of December 26, 2009, the Company held certain items that are required to be measured at fair value on a recurring basis. These included cash and cash equivalents, short-term investments in available-for-sale securities and long-term investments in available-for-sale securities. Cash equivalents consist of short-term, highly liquid, income-producing investments such as money market funds and other funds that have maturities of 90 days or less. Short-term investments in available-for-sale securities consist of short-term, highly liquid, income-producing investments such as municipal debt securities that have maturities of greater than 90 days but less than one year. Long-term investments in available-for-sale securities consist of income-producing investments such as municipal debt securities, corporate debt securities, equity securities and fund-of-funds units that have maturities of greater than one year.

The following items are measured at fair value on a recurring basis at December 26, 2009:

	Level 1	Level 2	Level 3	Total
	(In thousands)
Cash and cash equivalents	$233,045	$3,255	$—	$236,300
Short-term investments in available-for-sale securities	—	7,876	—	7,876
Long-term investments in available-for-sale securities	7,068	49,920	1,116	58,104
Long-term restricted cash and cash equivalents	10,072	—	—	10,072

The following table presents activity for the three months ended December 26, 2009, related to the Company’s investment in a fund of funds asset that is measured at fair value on a recurring basis using Level 3 inputs (in thousands):

Balance at September 26, 2009	$1,068
Included in other comprehensive income	48

Balance at December 26, 2009	$1,116

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

NOTE F—TRADE ACCOUNTS AND OTHER RECEIVABLES

Trade accounts and other receivables, less allowance for doubtful accounts, consisted of the following components:

	December 26, 2009	September 26, 2009
	(In thousands)
Trade accounts receivable	$307,389	$307,523
Other receivables	9,865	14,245

Receivables, gross	317,254	321,768
Allowance for doubtful accounts	(5,753)	(4,815)

Receivables, net	$311,501	$316,953

NOTE G—INVENTORIES

Inventories consisted of the following components:

	December 26, 2009	September 26, 2009
	(In thousands)
Chicken:
Live chicken and hens	$276,367	$287,858
Feed and eggs	196,849	206,137
Finished chicken products	249,230	249,732

Total chicken inventories	722,446	743,727

Other products:
Commercial feed, table eggs, retail farm store and other	$15,528	$16,927
Distribution inventories (other than chicken products)	2,836	3,215

Total other products inventories	18,364	20,142

Total inventories	$740,810	$763,869

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

NOTE H—FINANCIAL INSTRUMENTS

Investments in Securities

The following is a summary of our cash equivalents and current and long-term investments in available-for-sale securities:

	December 26, 2009		September 26, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Cash equivalents:
Fixed income securities	$3,213	$1,793	$3,414	$3,562
Equity securities	—	—	11	11
Other	44,176	44,176	35,617	35,617

Current investments:
Fixed income securities	$7,640	$7,876	$5,174	$5,302

Long-term investments:
Fixed income securities	$47,506	$49,920	$46,843	$49,477
Equity securities	6,756	7,057	6,595	6,769
Other	1,300	1,127	1,300	1,068

Maturities for the Company’s investments in fixed income securities as of December 26, 2009, were as follows:

	Amount	Percent
	(In thousands)
Matures in less than one year	$9,669	16.2%
Matures between one and two years	10,634	17.8%
Matures between two and five years	32,986	55.4%
Matures in excess of five years	6,300	10.6%

	$59,589	100.0%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Certain investments are held in trust as compensating balance arrangements for our insurance liability and are classified as long-term based on a maturity date greater than one year from the balance sheet date and management’s intention not to use such assets in the next twelve months.

Derivative Financial Instruments

In October 2008, the Company suspended the use of derivative financial instruments in response to its financial condition at that time. We immediately settled all outstanding derivative financial instruments and recognized losses in the quarter ended December 27, 2008, totaling $21.4 million that were recorded through cost of sales.

NOTE I—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consisted of the following components:

	December 26, 2009	September 26, 2009
	(In thousands)
Land	$109,070	$109,532
Buildings, machinery and equipment	2,517,552	2,468,297
Autos and trucks	56,976	57,556
Construction-in-progress	46,174	74,943

Property, plant and equipment, gross	2,729,772	2,710,328
Accumulated depreciation	(1,255,065)	(1,210,852)

Property, plant and equipment, net	$1,474,707	$1,499,476

We recognized depreciation expense of $52.4 million and $56.1 million during the three months ended December 26, 2009, and December 27, 2008, respectively.

The Company closed processing complexes in Athens, Alabama, and Athens, Georgia, during the three months ended December 26, 2009; closed processing complexes in Douglas, Georgia, El Dorado, Arkansas, and Franconia, Pennsylvania, during the three months ended June 27, 2009; and closed processing complexes in Bossier City, Louisiana, and Clinton, Arkansas, during the three months ended December 27, 2008. Management is not certain that the Board of Directors or JBS USA would determine that it would be in the best interest of the Company to divest of these assets. Management is therefore not certain that it can or will divest of these assets within one year, is not actively marketing these assets, and, accordingly, has not classified them as assets held for sale. The Company continues to depreciate these assets. At December 26, 2009, the carrying amount of these idled assets was $108.2 million based on depreciable value of $192.7 million and accumulated depreciation of $84.5 million.

The Company currently classifies certain assets related to a closed processing complex in Dalton, Georgia, and closed distribution centers in Shreveport, Louisiana, and El Paso, Texas, as assets held for sale. At December 26, 2009, and September 26, 2009, the Company reported assets held for sale totaling $2.1 million and $0.5 million, respectively, in Prepaid expenses and other current assets on its Consolidated Balance Sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

The Company last formally estimated the fair value of each of its assets held for sale, idled assets and assets in the process of being idled as of September 26, 2009. Most of these assets were valued at their highest and best use—as operating chicken processing facilities. A selected few of these assets were valued as empty facilities. Management does not believe that the aggregate carrying amount of the assets held for sale, idled assets or assets in the process of being idled are significantly impaired at the present time. However, should the carrying amounts of these assets consistently exceed future purchase offers received, if any, recognition of impairment charges could become necessary.

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

NOTE J—ACCRUED EXPENSES

Accrued expenses not subject to compromise consisted of the following components:

	December 26, 2009	September 26, 2009
	(In thousands)
Compensation and benefits	$94,939	$107,850
Interest and debt maintenance	130,705	11,239
Self insurance	110,124	86,081
Other	65,041	104,089

Total accrued expenses	$400,809	$309,259

Subsequent to December 26, 2009, the Company accrued severance costs of $5.5 million related to the elimination of corporate and administrative positions across the organization under the first phase of integration with JBS USA.

Subsequent to December 26, 2009, the Company paid various obligations accrued as of December 26, 2009, including, but not limited to, (i) interest and debt maintenance fees of $129.9 million related to borrowings under the Prior Secured Credit Facilities and the Unsecured Notes, (ii) fees totaling $8.9 million to Pilgrim Interests, Ltd. in consideration of payment guarantees it provided on a portion of the Company’s indebtedness under the Prior Secured Credit Facilities, (iii) incentive compensation totaling $10.3 million awarded under the Pilgrim’s Pride Corporation FY2009 Performance Bonus Plan, (iv) incentive compensation totaling $2.0 million awarded under the CEO Employment Agreement, (v) incentive compensation totaling $2.7 million awarded under retention agreements between the Company and certain employees and (vi) incentive compensation of $0.6 million awarded under an incentive bonus plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For information on accrued exit or disposal costs, see Note D—Exit or Disposal Activities.

NOTE K—SHORT-TERM NOTES PAYABLE AND LONG-TERM DEBT

Short-term notes payable and long-term debt consisted of the following components:

	Maturity	December 26, 2009	September 26, 2009
		(In thousands)
Short-term notes payable:
The DIP Credit Agreement with notes payable at 8.00% plus the greatest of the facility agent’s prime rate, the average federal funds rate plus 0.50%, or LIBOR plus 1.00%	2010	$—	$—

Long-term debt:
Senior unsecured notes, at 7 5/8%	2015	$400,000	$400,000
Senior subordinated unsecured notes, at 8 3/8%	2017	250,000	250,000
The Pre-petition BMO Facility with notes payable at LIBOR plus 1.25% to LIBOR plus 2.75%	2013	269,306	218,936
The ING Credit Agreement (defined below) with notes payable at LIBOR plus 1.65% to LIBOR plus 3.125%	2011	43,214	41,062
The Pre-petition CoBank Facility with four notes payable at LIBOR plus a spread, one note payable at 7.34% and one note payable at 7.56%	2016	1,126,398	1,126,398
Other	Various	8,554	8,698

Long-term debt		2,097,472	2,045,094
Less: Current maturities of long-term debt		(238,072)	—
Less: Long-term debt subject to compromise		—	(2,004,032)

Long-term debt, less current maturities		$1,859,400	$41,062

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Debt Obligations

As previously discussed, on December 1, 2008, the Debtors filed voluntary petitions in the Bankruptcy Court seeking reorganization relief under the Bankruptcy Code. The filing of the bankruptcy petitions constituted an event of default under the Prior Secured Credit Facilities and the Unsecured Notes. The aggregate principal amount owed under these credit facilities and notes was $2,052.7 million as of December 26, 2009. As a result of such event of default, all obligations under these credit facilities became automatically and immediately due and payable, subject to an automatic stay of any action to collect, assert, or recover a claim against the Company and the application of applicable bankruptcy law. As a result of the Company’s Chapter 11 filing, after December 1, 2008, the Company accrued interest incurred on the Prior Secured Credit Facilities at the default rate, which is two percentage points above the interest rate otherwise applicable under the respective credit facilities. Upon a default, the agreements related to the Unsecured Notes call for the accrual of interest after December 1, 2008, at a default rate that is two percentage points above the interest rate otherwise applicable under the associated note agreements. The Company does not, however, believe that it incurred a default under the terms of the Unsecured Notes and accordingly has elected to accrue interest incurred on the Unsecured Notes, for accounting purposes, at the interest rate otherwise applicable under the associated note agreements until such time, if any, that the Bankruptcy Court requires the payment of default interest incurred on the Unsecured Notes. Had the Company accrued interest incurred on the Unsecured Notes at the default rate, it would have recognized additional interest expense totaling $3.3 million during the three months ended December 26, 2009.

The Company classified indebtedness under the Prior Secured Credit Facilities and the Unsecured Notes as either current or long-term at December 26, 2009, based on its ability to refinance these liabilities on a long-term basis pursuant to ASC Subtopic 470-10-45. On December 28, 2009, the Company (i) used the proceeds received from borrowings under the Exit Credit Facility and available cash to repay indebtedness under the Prior Secured Credit Facilities totaling $1,398.0 million, (ii) used the proceeds received from the sale of the common stock of Reorganized PPC to JBS USA to repay indebtedness under the Unsecured Notes totaling $651.9 million and (iii) reinstated indebtedness under the Unsecured Notes totaling $5.1 million.

DIP Credit Agreement. On December 2, 2008, the Bankruptcy Court granted interim approval authorizing the Company and the US Subsidiaries to enter into the Initial DIP Credit Agreement with the DIP Agent and the lenders party thereto. On December 2, 2008, the Company, the US Subsidiaries and the other parties entered into the Initial DIP Credit Agreement, subject to final approval of the Bankruptcy Court. On December 30, 2008, the Bankruptcy Court granted final approval authorizing the Company and the Subsidiaries to enter into the DIP Credit Agreement. During the three months ended December 26, 2009, there were no outstanding borrowings under the DIP Credit Agreement. During the three months ended December 27, 2008, average outstanding borrowings and the weighted average interest rate under the DIP Credit Agreement were $120.4 million and 11.86%, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

On December 1, 2009, the maturity date of the DIP Credit Agreement was extended from December 1, 2009, to January 31, 2010, and the lender commitments under the DIP Credit Agreement were reduced to $250 million.

Actual borrowings by the Company under the DIP Credit Agreement were subject to a borrowing base, which is a formula based on certain eligible inventory and eligible receivables. As of December 26, 2009, the applicable borrowing base and the amount available for borrowings under the DIP Credit Agreement were both $250.0 million as there were no outstanding borrowings under the DIP Credit Agreement. Pursuant to the Plan and the Confirmation Order, on the Effective Date, the DIP Credit Agreement was terminated.

ING Credit Agreement. On September 25, 2006, a subsidiary of the Company, Avícola Pilgrim’s Pride de México, S. de R.L. de C.V. (the “Mexico Borrower”), entered into a secured revolving credit agreement (the “ING Credit Agreement”) with ING Capital, LLC, as agent (the “Mexico Agent”) and the lenders party thereto (the “Mexico Lenders”). The ING Credit Agreement has a final maturity date of September 25, 2011 and a revolving commitment of 558 million Mexican pesos, a US dollar-equivalent 43.2 million at December 26, 2009.

On November 30, 2008, certain non-Debtor Mexico subsidiaries of the Company (the “Mexico Subsidiaries”) entered into a Waiver Agreement and Second Amendment to Credit Agreement (the “Waiver Agreement”) with the Mexico Agent and the Mexico Lenders. Under the Waiver Agreement, the Mexico Agent and the Mexico Lenders waived any default or event of default under the ING Credit Agreement resulting from the Company’s filing of its bankruptcy petition with the Bankruptcy Court.

Pursuant to the Waiver Agreement, outstanding amounts under the ING Credit Agreement bear interest at a rate per annum equal to: the LIBOR Rate, the Base Rate, or the TIIE Rate, as applicable, plus the Applicable Margin (as those terms are defined in the ING Credit Agreement). While the Company was operating in Chapter 11, the Waiver Agreement provided for an Applicable Margin for LIBOR loans, Base Rate loans, and TIIE loans of 6.0%, 4.0%, and 5.8%, respectively.

The ING Credit Agreement requires the Company to make a mandatory prepayment of the revolving loans, in an aggregate amount equal to 100% of the net cash proceeds received by any Mexico Subsidiary, as applicable, in excess of thresholds specified in the ING Credit Agreement (i) from the occurrence of certain asset sales by the Mexico Subsidiaries; (ii) from the occurrence of any casualty or other insured damage to, or any taking under power of eminent domain or by condemnation or similar proceedings of, any property or asset of any Mexico Subsidiary; or (iii) from the incurrence of certain indebtedness by a Mexico Subsidiary. Any such mandatory prepayments will permanently reduce the amount of the commitment under the ING Credit Agreement. In connection with the Waiver Agreement, the Mexico Subsidiaries pledged substantially all of their receivables, inventory, and equipment and certain fixed assets. The Mexico subsidiaries were excluded from the US bankruptcy proceedings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Exit Credit Facility. Upon exiting from bankruptcy on December 28, 2009, the Company and certain of its subsidiaries, the To-Ricos Borrowers, entered into the Exit Credit Facility, which provides for an aggregate commitment of $1.75 billion consisting of (i) a revolving loan commitment of $600 million, (ii) a Term A loans commitment of $375 million and (iii) a Term B loans commitment of $775 million. The revolving loan commitment and the Term A loans will mature on December 28, 2012. Term B loans will mature on December 28, 2014.

On December 28, 2009, the Company borrowed $375 million under the Term A loans commitment, $775 million under the Term B loans commitment and $100 million under the revolving loan commitment. The Company repaid the outstanding borrowings under the revolving loan commitment on January 7, 2010. On December 28, 2009, the Company also paid loan costs totaling $50.0 million related to the Exit Credit Facility that it recognized as an asset on its balance sheet. The Company will amortize these capitalized costs to expense over the life of the Exit Credit Facility.

The Term A loans must be repaid in 12 equal quarterly principal installments of $12.5 million beginning on April 15, 2010, with the final installment due on December 28, 2012. The Term B loans must be repaid in 16 equal quarterly principal installments of $12.5 million beginning on April 15, 2011, with the final installment due on December 28, 2014. Additionally, following the end of each fiscal year, a portion of our cash flow must be used to repay outstanding principal amounts under the Term A and Term B loans. Covenants in the Exit Credit Facility also require us to use the proceeds we receive from certain asset sales and specified debt or equity issuances and upon the occurrence of other events to repay outstanding borrowings under the Exit Credit Facility.

The Exit Credit Facility includes a $50 million sub-limit for swingline loans and a $200 million sub-limit for letters of credit. Outstanding borrowings under the revolving loan commitment bear interest at a per annum rate equal to 3.50% plus the greater of (i) the US prime rate as published by the Wall Street Journal, (ii) the average federal funds rate plus 0.5%, and (iii) the one-month LIBOR rate plus 1.0%, in the case of alternate base rate loans, or 4.50% plus the one, two, three or six month LIBOR rate adjusted by the applicable statutory reserve, in the case of Eurodollar loans. Outstanding Term A and Term B-1 loans bear interest at a per annum rate equal to 4.00% plus greater of (i) the US prime rate, as published by the Wall Street Journal, (ii) the average federal funds rate plus 0.5%, and (iii) the one month LIBOR rate plus 1.0%, in the case of alternate base rate loans, or 5.00%, plus the one, two, three or six month LIBOR Rate adjusted by the applicable statutory reserve, in the case of Eurodollar loans. Outstanding Term B-2 loans bear interest at a per annum rate equal to 9.00%. Commitment fees charged on the revolving commitments under the Exit Credit Facility accrue at a per annum rate equal to 1.00%.

The proceeds of the borrowings under the Exit Credit Facility were used to (i) repay outstanding secured indebtedness of the Company and (ii) pay fees, costs and expenses related to and contemplated by the Exit Credit Facility and the Plan. In addition, proceeds of the borrowings under the revolving loan commitment will be used to finance the general corporate purposes of the borrowers (including capital expenditures, permitted acquisitions and principal and interest under the Exit Credit Facility).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Actual borrowings by the Company under the Exit Credit Facility are subject to a borrowing base, which is a formula based on certain eligible inventory, eligible receivables and restricted cash under the control of the Exit Facility Agent. The borrowing base formula is reduced by the sum of (i) inventory reserves, (ii) rent and collateral access reserves, and (iii) any amount more than 15 days past due that is owed by the Company or its subsidiaries to any person on account of the purchase price of agricultural products or services (including poultry and livestock) if that person is entitled to any grower’s or producer’s lien or other security arrangement. Revolving loan availability under the borrowing base is also limited to an aggregate of $25 million with respect to the To-Ricos Borrowers.

The Exit Credit Facility provides that the Company may not incur capital expenditures in excess of $225 million in fiscal year 2010, $275 million in fiscal year 2011 and $350 million per fiscal year thereafter. The Company must also maintain a minimum fixed charge coverage ratio and a minimum level of tangible net worth and may not exceed a maximum leverage ratio. The Exit Credit Facility contains various covenants that may adversely affect our ability to, among other things, incur additional indebtedness, incur liens, pay dividends or make certain restricted payments, consummate certain asset sales, enter into certain transactions with JBS USA and our other affiliates, merge, consolidate and/or sell or dispose of all or substantially all of our assets.

All obligations under the Exit Credit Facility are unconditionally guaranteed by certain of the Company’s subsidiaries and are secured by a first priority lien on (i) the domestic (including Puerto Rico) accounts receivable and inventory of the Company and its subsidiaries, (ii) 100% of the equity interests in the To-Ricos Borrowers and the Company’s domestic subsidiaries and 65% of the equity interests in the Company’s direct foreign subsidiaries, (iii) substantially all of the personal property and intangibles of the Company, the To-Ricos Borrowers and the guarantor subsidiaries, and (iv) substantially all of the real estate and fixed assets of the Company and the subsidiary guarantors.

The Exit Credit Facility allows the Company to provide additional advances to its subsidiaries up to $61.8 million. After the Term A loans are repaid in full, the Company may provide additional advances to its subsidiaries up to $131.8 million, subject to certain conditions. Management believes that all of the Company’s subsidiaries, including the Company’s Mexican subsidiaries, will be able to operate within this limitation.

In connection with the Plan, all holders of allowed claims will be paid in full unless otherwise agreed by the applicable holder, provided that the Plan contemplates that the Unsecured Notes issued under the Company’s outstanding indentures would be reinstated unless and to the extent a holder of the notes elected to receive a cash payment equal to the principal amounts of the notes plus unpaid interest that had accrued pre-petition with interest accruing on such unpaid interest at the default contract rate through the Effective Date, and the accrued unpaid post-petition interest on the principal amount of the notes at the non-default contract rate through the Effective Date. Based on the holders of the Unsecured Notes making cash elections, $5.1 million aggregate principal amount of the Unsecured Notes were reinstated.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

NOTE L—INCOME TAXES

The Company recorded an income tax benefit of $102.4 million, a 149.6% effective tax rate, for the three months ended December 26, 2009, compared to income tax expense of $0.3 million, a 0% effective tax rate, for the three months ended December 27, 2008. The income tax benefit for the three months ended December 26, 2009, was primarily the result of the Company’s release of valuation allowance because of new provisions that increased US federal net operating loss carryback potential net of tax expense for new tax legislation enacted in Mexico.

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

On November 6, 2009, H.R. 3548 was signed into law and included a provision that allowed most business taxpayers an increased carryback period for net operating losses incurred in 2008 or 2009. The effects of a change in tax law are taken into account during the interim period in which the law is enacted. During the three months ended December 26, 2009, the Company utilized $547.7 million of its US federal net operating losses under the expanded carryback provisions of H.R. 3548. Accordingly, the Company filed a claim for refund of $169.7 million with the Internal Revenue Service under the provisions of H.R. 3548. As a result, the Company released valuation allowance that had been recorded on its US federal net operating losses in the amount of $109.3 million. As of December 26, 2009, the Company’s valuation allowance was $59.8 million of which $27.5 million related to US state net operating losses and credit carryforwards and $32.3 million related to Mexico operations.

On October 31, 2009, the Mexican Congress enacted tax reform that became effective January 1, 2010. Under the provisions of the new law, the corporate tax rate will increase from 28% to 30% beginning in calendar year 2010, decrease from 30% to 29% in calendar year 2013, and return to 28% in calendar year 2014. Also, beginning in calendar year 2010, the tax reform will treat most consolidated income tax return benefits as temporary benefits for which deferred taxes must be paid once a five-year period has elapsed. For deferred taxes generated in calendar year 2006, the tax must be paid as follows: 25% in each of calendar years 2012 - 2013, 20% in calendar year 2014, and 15% in each of calendar years 2015 - 2016. Additionally, under the new bill, there are recapture rules that apply to separate company losses (post calendar year 1998) utilized in consolidation whereby the losses must be recaptured within five years instead of ten years if the separate company does not generate income to offset the losses. The tax impact of the new law recognized during the three months ended December 26, 2009, is $15.4 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the three months ended December 26, 2009, the Company generated additional net operating losses from stock compensation deductions in excess of expenses recognized for financial reporting purposes (excess tax benefits). Excess tax benefits are realized when they reduce taxes payable, as determined using a “with and without” method, and are credited to additional paid-in capital when realized. The Company has not recorded an excess tax benefit of $22.2 million as of December 26, 2009, from excess stock-based compensation deductions expected to be taken on our tax return for which a benefit has not yet been realized.

With few exceptions, the Company is no longer subject to US federal, state or local income tax examinations for years prior to 2003 and is no longer subject to Mexico income tax examination for years prior to 2005. We are currently in the early stages of litigation before the Bankruptcy Court for tax years 2003 through 2006; see Part II, Item 1 – Legal Proceedings. While we anticipate certain claims made by US federal, state or local taxing authorities may be allowed, it is not practicable at this time to estimate the amount of significant payments, if any, to be made within the next twelve months.

During the next twelve months, it is reasonably possible that certain tax settlements and claims by US federal, state or local taxing authorities could materially change unrecognized tax benefits either because our tax positions are sustained or because the Company agrees to their disallowance. An estimate of the range of the reasonably possible change cannot be made at this time. A material change in unrecognized tax benefits could materially affect the Company’s effective tax rate.

NOTE M—RELATED PARTY TRANSACTIONS

During the three months ended December 26, 2009, Lonnie A. “Bo” Pilgrim was the Senior Chairman of the Company. Mr. Pilgrim ceased being Senior Chairman on the Effective Date; however, he remains a director of the Company. Mr. Pilgrim and certain entities related to Mr. Pilgrim are, collectively, the major stockholder of the Company (the “Major Stockholder”).

Cash transactions with the Major Stockholder are summarized below.

	Three Months Ended
	December 26, 2009	December 27, 2008
	(In thousands)
Loan guaranty fees	$—	$1,473
Contract grower pay	185	179
Lease payments on commercial egg property	188	188
Other sales to major stockholder	146	243
Lease payments and operating expenses on airplane	—	68

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Until the Effective Date, Pilgrim Interests, Ltd., an entity related to Lonnie A. “Bo” Pilgrim, guaranteed a portion of the Company’s debt obligations. In consideration of such guarantees, the Company has paid Pilgrim Interests, Ltd. a quarterly fee equal to 0.25% of one-half of the average aggregate outstanding balance of such guaranteed debt. Pursuant to the terms of the DIP Credit Agreement, the Company could not pay any loan guarantee fees during the Chapter 11 case without the consent of the lenders party thereto. At December 26, 2009, the Company had accrued loan guaranty fees totaling $8.9 million. The Company paid these fees after emerging from bankruptcy on December 28, 2009.

The Company previously leased an airplane from its major stockholder under an operating lease agreement that was renewable annually. On November 18, 2008, we cancelled this aircraft lease.

In connection with the Plan, the Company and Lonnie A. “Bo” Pilgrim entered into a consulting agreement, which became effective on the Effective Date. The terms of the consulting agreement include, among other things, that (i) Mr. Pilgrim will provide services to the Company that are comparable in the aggregate with the services provided by him to the Company prior to the Effective Date, (ii) Mr. Pilgrim will be appointed to the Board of Directors of the Company and during the term of the consulting agreement will be nominated for subsequent terms on the board, (iii) Mr. Pilgrim will be compensated for services rendered to the Company at a rate of $1.5 million a year for a term of 5 years, (iv) Mr. Pilgrim will be subject to customary non-solicitation and non-competition provisions and (v) Mr. Pilgrim and his spouse will be provided with medical benefits (or will be compensated for medical coverage) that are comparable in the aggregate to the medical benefits afforded to employees of the Company.

NOTE N—COMMITMENTS AND CONTINGENCIES

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

At December 26, 2009, the Company was party to outstanding standby letters of credit totaling $2.3 million that affected the amount of funds available for borrowing under the Pre-petition BMO Facility.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

On December 1, 2008, the Debtors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The cases were jointly administered under Case No. 08-45664. The Debtors continued to operate their business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. As of the date of the Chapter 11 filing, virtually all pending litigation against the Company (including the actions described below) was stayed as to the Company, and absent further order of the Bankruptcy Court, no party, subject to certain exceptions, could take any action, also subject to certain exceptions, to recover on pre-petition claims against the Debtors. Below is a summary of the most significant claims outstanding against the Company. The Company believes it has substantial defenses to the claims made and intends to vigorously defend these cases.

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

Other claims presently pending against the Company are claims seeking unspecified damages brought by current and former employees seeking compensation for the time spent donning and doffing clothing and personal protective equipment. We are aware of an industry-wide investigation by the Wage and Hour Division of the US Department of Labor (“DOL”) to ascertain compliance with various wage and hour issues, including the compensation of employees for the time spent on activities such as donning and doffing clothing and personal protective equipment. Further, two significant lawsuits are outstanding related to donning and doffing issues. Due, in part, to the government investigation and the recent US Supreme Court decision in IBP, Inc. v. Alvarez, it is possible that we may be subject to additional employee claims. The Company has reached settlements on the two principal lawsuits related to donning and doffing issues which have received preliminary approval from the Bankruptcy Court. As a result, the Company reduced its litigation reserves in September 2009 based on the terms of the settlements. Additionally, the Company has entered into a settlement agreement in the DOL action, pursuant to which the Company agreed, among other things, to pay $1.0 million to the named plaintiffs as overtime compensation. Nonetheless, there can be no assurances that other similar claims may not be brought against the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

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

Another claim presently pending against the Company is a claim asserted by the City of Clinton, Arkansas, (the “City”) seeking approximately $28 million in damages relating to construction of and/or improvements to a wastewater facility to purify water discharged from a processing plant that the Company idled in 2009. The Company filed a motion to dismiss, which was granted by the federal district court in September 2009. The City requested to replead its claims. The court ruled that the City could not replead its claims and dismissed the claims with prejudice. On December 31, 2009, the City filed its notice of appeal seeking to challenge the court’s ruling. We deny any liability to the City and intend to assert vigorous defenses against the City’s appeal. Nonetheless, there can be no assurances that other similar claims may not be brought against the Company.

Another claim presently pending against the Company is a claim by the United States Department of Treasury, Internal Revenue Service (“IRS”) pursuant to which the IRS asserts claims that total $74.7 million. The Company intends to defend vigorously against the merits of this action. The likelihood of an unfavorable outcome or the amount or range of any possible loss to the Company cannot be determined at this time.

US Immigration and Customs Enforcement (“ICE”) investigated allegations of identity theft within our workforce. With our cooperation, ICE arrested approximately 350 of our employees in 2008 believed to have engaged in identity theft at five of our facilities. On December 30, 2009, PPC, the US Attorney’s Office for the Eastern District of Texas, and the Dallas Office of ICE entered into a non-prosecution agreement and civil resolution of the government’s investigation. Under this agreement: (1) the government agreed not to proceed either criminally or civilly against PPC, and to end its investigation of the immigration-related matters, relating to both the company and its current and former officers, employees and directors; (2) PPC agreed to an immigration compliance program that would remain in effect for at least the 5-year term of the agreement; and (3) PPC will pay an aggregate of $4.5 million, which approximates the amount the Company had previously accrued for this matter, to the government in four annual installments. The parties acknowledged that PPC was admitting to no civil liability or criminal culpability as a result of the settlement. However no assurances can be given that further enforcement efforts by governmental authorities against our employees or the Company (i) will not disrupt a portion of our workforce or our operations at one or more of our facilities, thereby negatively impacting our business or (ii) result in the assessment of fines against us that could have a material adverse effect on our financial position, results of operations or cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

NOTE O—BUSINESS SEGMENTS

We operate in two reportable business segments, as (i) a producer and seller of chicken products and (ii) a seller of other products:

	Three Months Ended
	December 26, 2009	December 27, 2008
	(In thousands)
Net sales to customers:
Chicken:
United States	$1,334,205	$1,586,965
Mexico	127,556	136,051

Total chicken	1,461,761	1,723,016

Other products:
United States	132,500	144,784
Mexico	8,473	9,191

Total other products	140,973	153,975

Net sales to customers	$1,602,734	$1,876,991

Operating income (loss):
Chicken:
United States	$2,956	$(179,448)
Mexico	(3,655)	(7,217)

Total chicken	(699)	(186,665)

Other products:
United States	8,199	8,965
Mexico	1,607	1,881

Total other products	9,806	10,846

Operational restructuring charges	(2,877)	—
Administrative restructuring charges, net	1,359	(2,422)

Operating income (loss)	$7,589	$(178,241)

Depreciation and amortization(a)(b):
Chicken:
United States	$50,216	$53,609
Mexico	2,274	2,437

Total chicken	52,490	56,046

Other products:
United States	4,160	4,054
Mexico	55	58

Total other products	4,215	4,112

Depreciation and amortization	$56,705	$60,158

(a)	Includes amortization of capitalized financing costs of $1.4 million and $1.5 million recognized in the three months ended December 26, 2009, and the three months ended December 27, 2008, respectively.
(b)	Includes amortization of intangible assets of $2.5 million recognized in both the three months ended December 26, 2009, and the three months ended December 27, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

NOTE P—INCENTIVE COMPENSATION PLANS

In September 2009, the Company’s Board of Directors approved, subject to confirmation of the Plan by the Bankruptcy Court and the approval of the Company’s stockholders, the Short Term Management Incentive Plan, a new annual incentive program for use following the Company’s exit from bankruptcy, providing for the grant of bonus awards payable upon achievement of specified performance goals (the “STIP”). The Bankruptcy Court and the stockholders approved the STIP in connection with the confirmation of the Plan in December 2009. The STIP permits the grant of 162(m) awards and bonus awards that are not intended to so qualify. Section 162(m) of the Internal Revenue Code imposes limitations on the deductibility for federal income tax purposes of compensation over $1,000,000 paid to each of our five most highly paid executive officers in a taxable year. Compensation above $1,000,000 may only be deducted if it is “performance-based compensation” within the meaning of the Code. Any amounts payable under the STIP are intended to be performance-based compensation meeting these requirements and, as such, be fully deductible. However, the Company has not adopted a policy requiring all compensation to be deductible. Full-time salaried, exempt employees of the Company and its affiliates who are selected by the administering committee will be eligible to participate in the STIP. No awards have been granted under the STIP as of the date of this report.

In September 2009, the Company’s Board of Directors also approved, subject to confirmation of the Plan by the Bankruptcy Court and stockholder approval, a new, performance-based, omnibus long-term incentive plan (the “LTIP”), providing for the grant following the Company’s exit from its Chapter 11 proceedings of a broad range of long-term equity-based and cash-based awards to the Company’s officers and other employees, members of the Board and any consultants. The Bankruptcy Court and the stockholders approved the LTIP in connection with the confirmation of the Plan in December 2009. The equity-based awards that may be granted under the LTIP include “incentive stock option,” within the meaning of the Code, non-qualified stock option, stock appreciation rights, restricted stock awards and restricted stock units. No awards have been granted under the LTIP as of the date of this report.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Description of the Company

Pilgrim’s Pride Corporation is one the largest chicken companies in the US, Mexico and Puerto Rico. Our fresh chicken retail line is sold throughout the US, throughout Puerto Rico, and in the northern and central regions of Mexico. Our prepared chicken products meet the needs of some of the largest customers in the food service industry across the US. Additionally, we export commodity chicken products to approximately 90 countries. As a vertically integrated company, we control every phase of the production of our products. We operate feed mills, hatcheries, processing plants and distribution centers in 15 US states, Puerto Rico and Mexico. We operate in two business segments—Chicken and Other Products.

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

The Company emerged from its Chapter 11 bankruptcy proceedings on December 28, 2009 (the “Effective Date”). In connection with its emergence from bankruptcy, the Company’s common stock outstanding immediately prior to the Effective Date was cancelled and converted into the right to receive shares of common stock, par value $0.01 per share, of the reorganized Company (“Reorganized PPC”) based on a one-for-one exchange ratio, which constitutes 36% of the total number of shares of common stock of Reorganized PPC issued pursuant to the Plan (as defined below). The remaining shares of common stock of Reorganized PPC, constituting 64% of the total issued and outstanding on the Effective Date, were issued to JBS USA Holdings, Inc. (the “Plan Sponsor” or “JBS USA”), a wholly-owned indirect subsidiary of JBS S.A., a Brazil-based meat producer, for $800 million in cash. Upon exiting from bankruptcy on the Effective Date, the Company and certain of its subsidiaries entered into the Exit Credit Facility (as defined below) that provides for an aggregate commitment of $1.75 billion consisting of (i) a revolving loan commitment of $600 million, (ii) a Term A loans commitment of $375 million and (iii) a Term B loans commitment of $775 million. For further information see “—Emergence from Bankruptcy and Acquisition” for additional information regarding the Company’s emergency from bankruptcy proceedings, the acquisition of 64% of the common stock of Reorganized PPC and the Exit Credit Facility.

On the Effective Date, the Company adopted the Restated Bylaws, which changed the Company’s fiscal year end from the Saturday nearest September 30 of each year to the last Sunday in December of each year. This change aligns the Company’s reporting cycle with the fiscal calendar of JBS USA. The change was effective with the Company’s 2010 fiscal year, which began on September 27, 2009, and will end on December 26, 2010, and resulted in an approximate three-month transition period which began September 27, 2009, and ended December 27, 2009. The Company now operates on the basis of a 52/53-week fiscal year that ends on the Sunday falling on or before December 31. The reader should assume any reference we make to a particular year (for example, 2010) in this report applies to our fiscal year and not the calendar year.

Executive Summary

We reported net income attributable to Pilgrim’s Pride Corporation of $33.6 million, or $0.44 per diluted common share, for the three months ended December 26, 2009, which included gross profit of $82.6 million. As of December 26, 2009, our accumulated deficit totaled $435.8 million. During the three months ended December 26, 2009, we used $4.1 million of cash from operations. At December 26, 2009, we had cash and cash equivalents totaling $236.3 million. In addition, we incurred reorganization costs of $32.7 million in the three months ended December 26, 2009. These costs included (i) certain incentive compensation costs that were contingent upon confirmation by the Bankruptcy Court (as defined below) of a plan of reorganization that satisfied the requirements of the Bankruptcy Code (defined below), (ii) professional fees charged for post-petition reorganization services and (iii) severance and other costs related to post-petition facility closures and reduction-in-force (“RIF”) actions.

Market prices for feed ingredients decreased throughout 2009 and the first three months of 2010 after reaching unprecedented levels in the last half of 2008. Market prices for feed ingredients remain volatile, however, and there can be no assurance that they will not increase materially.

The following table compares the highest and lowest prices reached on nearby futures for one bushel of corn and one ton of soybean meal during the current year and previous four years:

	Corn		Soybean Meal
	Highest Price	Lowest Price	Highest Price	Lowest Price
2010:
First Quarter	$4.13	$3.31	$336.00	$272.00
2009:
Fourth Quarter	3.83	3.00	424.00	276.00
Third Quarter	4.50	3.61	433.40	278.00
Second Quarter	4.28	3.38	326.00	264.80
First Quarter	5.24	2.90	302.00	237.00
2008:
Fourth Quarter	7.50	4.86	455.50	312.00
Third Quarter	7.63	5.58	427.90	302.50
Second Quarter	5.70	4.49	384.50	302.00
First Quarter	4.57	3.35	341.50	254.10
2007	4.37	2.62	286.50	160.20
2006	2.68	1.86	204.50	155.80

Market prices for chicken products have stabilized since the end of 2008 but remain below levels sufficient to offset the generally higher costs of feed ingredients. Many producers within the industry, including us, cut production in 2008 and 2009 in an effort to correct the general oversupply of chicken in the US. Despite these production cuts, there can be no assurance that chicken prices will not decrease due to such factors as weakening demand for breast meat from food service providers and lower prices for chicken leg quarters in the export market as a result of weakness in world economies and restrictive credit markets.

In 2008, 2009 and the three months ended December 26, 2009, we completed the following exit or disposal activities:

•

Closed processing facilities or complexes in Athens, Alabama; Athens, Georgia; Dalton, Georgia; Douglas, Georgia; El Dorado, Arkansas; Franconia, Pennsylvania; Clinton, Arkansas; Bossier City, Louisiana, and Siler City, North Carolina,

•	Sold a closed processing complex in Farmerville, Louisiana,

•	Sold closed distribution centers in Cincinnati, Ohio; Plant City, Florida; El Paso, Texas, and Pompano Beach, Florida,

•	Closed distribution centers in Houston, Texas; Oskaloosa, Iowa; Jackson, Mississippi, and Nashville, Tennessee,

•	Reduced its workforce by approximately 440 non-production positions,

•	Closed sales and administrative offices in Dallas, Texas, and Duluth, Georgia, and

•	Reduced or consolidated production at various other facilities throughout the US.

Significant actions that occurred during the twelve months ended December 26, 2009, were approved by the Bankruptcy Court (as defined below), when required under the Bankruptcy Code (as defined below), as part of our reorganization efforts. Significant actions that occurred during the twelve months ended December 27, 2008, were approved by our Board of Directors as part of a plan intended to curtail losses amid record-high costs for corn, soybean meal and other feed ingredients and an oversupply of chicken in the US. These actions began in March 2008 and were completed in June 2009. To date, these exit or disposal activities have eliminated approximately 12,600 positions and resulted in net charges totaling $50.9 million that were recognized primarily within the Company’s Chicken segment.

Results of operations for the three months ended December 26, 2009, and December 27, 2008, included restructuring charges totaling $4.5 million and $3.7 million, respectively, related to these actions. All of these restructuring charges, with the exception of certain lease continuation costs, have resulted in cash expenditures or will result in cash expenditures within one year. Results of operations for three months ended December 26, 2009, and December 27, 2008, also included adjustments totaling $2.1 million and $1.3 million, respectively, that reduced the accrued costs. These adjustments included the elimination of accrued severance costs in excess of actual severance costs incurred during the exit or disposal period and the elimination of accrued lease obligation costs in excess of settlement amounts for closed distribution centers in Jackson, Mississippi, and Oskaloosa, Iowa.

After December 26, 2009, the Company recognized various reorganization items, including, but not limited to, (i) severance costs of $17.8 million related to the elimination of 230 corporate and administrative positions across the organization under the first phase of integration with JBS USA and (ii) expenses related to the elimination of unamortized pre-petition loan costs that totaled $17.7 million as of December 26, 2009. After December 26, 2009, the Company also recognized and paid change-in-control costs incurred primarily related to the termination of certain executive employees totaling $12.3 million. These expenses will be recognized in the quarter ending March 28, 2010.

After December 26, 2009, the Company also paid incentive compensation that was accrued as of December 26, 2009, under the Pilgrim’s Pride Corporation FY2009 Performance Bonus Plan and the under the Amended and Restated Employment Agreement between the Company and its Chief Executive Officer totaling $12.3 million, which were contingent upon confirmation by the Bankruptcy Court of a plan of reorganization that satisfied the requirements of the Bankruptcy Code. Further, the Company paid various obligations accrued as of December 26, 2009, that were not related to the reorganization, including, but not limited to, (i) interest and debt maintenance fees of $129.9 million related to borrowings under the Prior Secured Credit Facilities and the Unsecured Notes, (ii) fees totaling $8.9 million to Pilgrim Interests, Ltd. in consideration of payment guarantees it provided on a portion of the Company’s indebtedness under the Prior Secured Credit Facilities, (iii) incentive compensation totaling $2.7 million awarded under retention agreements between the Company and certain employees and (iv) incentive compensation of $0.6 million awarded under an incentive bonus plan. On December 28, 2009, the Company also paid loan costs totaling $50.0 million related to the Exit Credit Facility that it recognized as an asset on its balance sheet. The Company will amortize these capitalized costs to expense over the life of the Exit Credit Facility.

We continue to review and evaluate various restructuring and other alternatives to streamline our operations, improve efficiencies and reduce costs. Such initiatives may include selling assets, idling facilities, consolidating operations and functions, relocating or reducing production and voluntary and involuntary employee separation programs. Any such actions may require us to obtain the pre-approval of our lenders under our Exit Credit Facility (as defined below). In addition, such actions will subject the Company to additional short-term costs, which may include facility shutdown costs, asset impairment charges, lease commitment costs, employee retention and severance costs and other closing costs. Certain of these exit or disposal activities will result in reduced capacities and sales volumes and may have a disproportionate impact on our income relative to the cost savings.

On October 31, 2009, the Mexican Congress enacted tax reform that became effective January 1, 2010. For further information concerning the new law, see Note L—Income Taxes.

At the Effective Date, we did not meet the requirements under Accounting Standards Codification (“ASC”) Topic 852 to adopt fresh start accounting. Fresh start accounting requires the debtor to use current fair values in its balance sheet for both assets and liabilities and to eliminate all prior earnings or deficits. The two requirements to fresh start accounting are (i) the reorganization value of the company’s assets immediately before the date of confirmation of the plan of reorganization is less than the total of all post-petition liabilities and allowed claims and (ii) the holders of existing voting shares immediately before confirmation of the plan of reorganization receive less than 50% of the voting shares upon emergence. As of the Effective Date, our fresh start calculation indicated that we did not meet the requirements to adopt fresh start accounting because the reorganization value of our assets exceeded the total of post-petition liabilities and allowed claims. Accordingly, we will continue to carry forward our assets and liabilities at historical values.

The Company is currently participating in antidumping and countervailing duty proceedings initiated by the Ministry of Commerce of the People’s Republic of China (“MOFCOM”). Under these proceedings, the MOFCOM is examining whether US chicken producers including the Company have been dumping certain chicken products into the People’s Republic of China (excluding the Special Administrative Region of Hong Kong), and whether US chicken producers including the Company have been receiving countervailable subsidies in respect of those chicken products. If MOFCOM determines that the Company has been dumping or has been receiving countervailable subsidies, and it also determines that the US chicken products exports of the US chicken products industry to China have been injuring or threatening to injure the Chinese chicken products industry, then MOFCOM may impose antidumping and/or countervailing duties on the Company. If high duties were to be imposed and went into effect, then those duties could deter importers from further purchases of the Company’s chicken products, or could diminish the volume of such purchases, until such time as the duties were reduced or eliminated. At this time, no determination of dumping, subsidization or injury has been made by MOFCOM. The Company is vigorously defending itself in the proceedings.

Russia has effectively banned US poultry imports shipped after January 1, 2010, due to residue levels left from a chlorine treatment procedure required by US Department of Agriculture regulations. As long as the restrictions remain in place, the Company will not be able to export its chicken products to Russia. While a US trade delegation continues negotiations with Russian concerning the restrictions, no assurances can be given as to when the existing disruptions will be alleviated or that new ones will not arise.

Chapter 11 Bankruptcy Filings and Proceedings

Background

On December 1, 2008, (the “Petition Date”), Pilgrim’s Pride Corporation and six of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division (the “Bankruptcy Court”). The cases are being jointly administered under Case No. 08-45664. The Company’s subsidiaries in Mexico and certain subsidiaries in the United States (“US”) were not included in the filing (the “Non-filing Subsidiaries”) and continue to operate outside of the Chapter 11 process. As described below, on December 10, 2009, the Bankruptcy Court entered an order (the “Confirmation Order”) approving and confirming the Plan. The Company emerged from its Chapter 11 bankruptcy proceedings on December 28, 2009 (the “Effective Date”).

Until their emergence on the Effective Date, the Debtors were operating as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. In general, as debtors-in-possession, we were authorized under Chapter 11 to continue to operate as an ongoing business, but could not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.

Shortly after the Petition Date, the Debtors notified all known current or potential creditors of the Chapter 11 filing. Subject to certain exceptions under the Bankruptcy Code, the Debtors’ Chapter 11 filing automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover on, collect or secure a claim arising prior to the Petition Date. Accordingly, most creditor actions to obtain possession of property from the Debtors, or to create, perfect or enforce any lien against the property of the Debtors, or to collect on monies owed or otherwise exercise rights or remedies with respect to a pre-petition claim were enjoined unless and until the Bankruptcy Court lifted the automatic stay. Vendors were paid for goods furnished and services provided after the Petition Date in the ordinary course of business. Further, the Bankruptcy Court approved payment of certain of the Debtors’ pre-petition obligations, including, among other things, employee wages, salaries and benefits, and the Bankruptcy Court approved the payment of vendors and other providers who provided goods or services in the ordinary course of the Debtors’ businesses that were ordered pre-petition but received from and after the Petition Date and other business-related payments necessary to maintain the operation of our businesses.

As permitted by the Bankruptcy Code, the United States Trustee for the Northern District of Texas appointed an official committee of unsecured creditors. The committee and its legal representatives had a right to be heard on all matters that came before the Bankruptcy Court with respect to the Debtors. In addition, on April 30, 2009, the Bankruptcy Court ordered the United States Trustee to appoint an official committee of equity holders to represent the interests of Pilgrim’s Pride’s equity holders in the Debtors’ bankruptcy cases.

Under Section 365 and other relevant sections of the Bankruptcy Code, we could assume, assume and assign, or reject certain executory contracts and unexpired leases, including, without limitation, leases of real property and equipment, subject to the approval of the Bankruptcy Court and certain other conditions. Any description of an executory contract or unexpired lease in this report, including where applicable our express termination rights or a quantification of our obligations, must be read in conjunction with, and is qualified by, any overriding rejection rights we have under Section 365 of the Bankruptcy Code. On November 20, 2009, the Debtors filed a list of executory contracts that they would assume.

DIP Credit Agreement

On December 2, 2008, the Bankruptcy Court granted interim approval authorizing the Company and certain of its subsidiaries consisting of PPC Transportation Company, PFS Distribution Company, PPC Marketing, Ltd., and Pilgrim’s Pride Corporation of West Virginia, Inc. (collectively, the “US Subsidiaries”), and To-Ricos, Ltd. and To-Ricos Distribution, Ltd. (collectively with the US Subsidiaries, the “Subsidiaries”) to enter into a Post-Petition Credit Agreement (the “Initial DIP Credit Agreement”) among the Company, as borrower, the US Subsidiaries, as guarantors, Bank of Montreal, as agent (the “DIP Agent”), and the lenders party thereto. On December 2, 2008, the Company, the US Subsidiaries and the other parties entered into the Initial DIP Credit Agreement, subject to final approval of the Bankruptcy Court. On December 30, 2008, the Bankruptcy Court granted final approval authorizing the Company and the Subsidiaries to enter into an Amended and Restated Post-Petition Credit Agreement dated December 31, 2008, as amended (the “DIP Credit Agreement”), among the Company, as borrower, the Subsidiaries, as guarantors, the DIP Agent, and the lenders party thereto.

The DIP Credit Agreement provided for an original aggregate commitment of up to $450 million, which permitted borrowings on a revolving basis. The commitment included a $25 million sub-limit for swingline loans and a $20 million sub-limit for letters of credit. Outstanding borrowings under the DIP Credit Agreement bore interest at a per annum rate equal to 8.0% plus the greatest of (i) the prime rate as established by the DIP Agent from time to time, (ii) the average federal funds rate plus 0.5%, or (iii) the LIBOR rate plus 1.0%, payable monthly. During the three months ended December 26, 2009, there were no outstanding borrowings under the DIP Credit Agreement. During the three months ended December 27, 2008, average outstanding borrowings and the weighted average interest rate under the DIP Credit Agreement were $120.4 million and 11.86%, respectively. The loans under the Initial DIP Credit Agreement were used to repurchase all receivables sold under the Company’s Amended and Restated Receivables Purchase Agreement dated September 26, 2008, as amended (the “RPA”). Loans under the DIP Credit Agreement were also used to fund the working capital requirements of the Company and its subsidiaries according to a budget as approved by the required lenders under the DIP Credit Agreement.

Actual borrowings by the Company under the DIP Credit Agreement were subject to a borrowing base, which is a formula based on certain eligible inventory and eligible receivables. As of December 26, 2009, the applicable borrowing base and the amount available for borrowings under the DIP Credit Agreement were both $250.0 million as there were no outstanding borrowings under the DIP Credit Agreement.

On December 1, 2009, the maturity date of the DIP Credit Agreement was extended from December 1, 2009, through January 31, 2010, and the lender commitments under the DIP Credit Agreement were reduced to $250 million. All obligations under the DIP Credit Agreement were unconditionally guaranteed by the Subsidiaries and were secured by a first priority priming lien on substantially all of the assets of the Company and the Subsidiaries, subject to specified permitted liens in the DIP Credit Agreement. As discussed below, on the Effective Date, the DIP Credit Agreement was terminated pursuant to the Plan and the Confirmation Order.

Emergence from Bankruptcy and Acquisition

In order for the Debtors to successfully exit Chapter 11, the Bankruptcy Court had to first confirm a plan of reorganization with respect to the Debtors that satisfied the requirements of the Bankruptcy Code. To be confirmed, a plan of reorganization was required to, among other things, resolve the Debtors’ pre-petition obligations, set forth the revised capital structure of the newly reorganized entity and provide for corporate governance subsequent to exit from bankruptcy.

The Plan and Emergence

On September 17, 2009, the Debtors filed their Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court, along with the Disclosure Statement for the Debtors’ Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code (as amended and supplemented, the “Plan”). The Plan provided for a reorganization of the Debtors’ businesses as a going concern. The Plan was premised on (i) a transaction with JBS USA Holdings, Inc. (the “Plan Sponsor” or “JBS USA”) whereby, pursuant to the SPA (defined below), the Plan Sponsor would purchase 64% of the common stock of the reorganized Company (“Reorganized PPC”) in exchange for $800 million in cash, to be used by the Debtors to, among other things, fund distributions to holders of allowed claims under the Plan, and (ii) the Debtors entering into a new credit facility having an aggregate commitment of up to $1,750 million (as described below, the “Exit Credit Facility”). In connection with the Plan, all holders of allowed claims will be paid in full unless otherwise agreed by the applicable holder, provided that the Plan contemplates that the 7 5/8% Senior Notes due 2015, the 8 3/8% Senior Subordinated Notes due 2017 and the 9 1/4% Senior Subordinated Notes due 2013 (together, the “Unsecured Notes”) issued under the Company’s outstanding indentures would be reinstated unless and to the extent a holder of the notes elected to receive a cash payment equal to the principal amounts of the notes plus unpaid interest that had accrued pre-petition with interest accruing on such unpaid interest at the default contract rate through the Effective Date (as defined below), and the accrued unpaid post-petition interest on the principal amount of the notes at the non-default contract rate through the Effective Date. Based on the holders of the Unsecured Notes making cash elections, $5.1 million aggregate principal amount of the Unsecured Notes were reinstated.

Section 1128(a) of the Bankruptcy Code required the Bankruptcy Court, after appropriate notice, to hold a hearing on confirmation of a plan of reorganization. The confirmation hearing on the Plan occurred on December 8 and 9, 2009. On December 10, 2009, the Bankruptcy Court entered the Confirmation Order approving and confirming the Plan. The Company emerged from its Chapter 11 bankruptcy proceedings on the Effective Date, two days after its quarter closed on December 26, 2009.

Pursuant to the Plan and the Confirmation Order, on the Effective Date, the following agreements were terminated: (i) the DIP Credit Agreement, (ii) the Fourth Amended and Restated Secured Credit Agreement dated as of February 8, 2007, among the Company and certain of its subsidiaries, Bank of Montreal, as administrative agent, and the lenders parties thereto, as amended (the “Pre-petition BMO Facility”), and (iii) the Amended and Restated Credit Agreement, dated September 21, 2006, among the Company, CoBank, as agent, and the lenders party thereto, as amended (the “Pre-petition CoBank Facility” and together with the DIP Credit Agreement and the Pre-petition BMO Facility, the “Prior Secured Credit Facilities”). The proceeds of the Exit Credit Facility were used to repay the amounts outstanding under the Prior Secured Credit Facilities.

The Acquisition

On September 17, 2009, we filed a motion with the Bankruptcy Court seeking entry of an order approving certain provisions of the SPA. On October 7, 2009, the Bankruptcy Court granted the motion and approved certain provisions of the SPA. We also sought approval of the remaining portions of the SPA as part of the approval of the Plan.

On the Effective Date, which was two days after our quarter closed on December 26, 2009, the Company’s common stock outstanding immediately prior to the effectiveness of the Plan was cancelled and converted into the right to receive shares of common stock, par value $0.01 per share, of Reorganized PPC based on a one-for-one exchange ratio, which constitutes 36% of the total number of shares of common stock of Reorganized PPC issued pursuant to the Plan. The remaining shares of common stock of Reorganized PPC, constituting 64% of the total issued pursuant to the Plan and outstanding on the Effective Date, were issued to the Plan Sponsor, a wholly-owned indirect subsidiary of JBS S.A., a Brazil-based meat producer, for $800 million in cash pursuant to the terms and condition of a Stock Purchase Agreement (the “SPA”) entered into by the Company and the Plan Sponsor on September 16, 2009, as amended (the “Acquisition”). Proceeds from the sale of the common stock of Reorganized PPC to JBS USA were used to fund cash distributions to unsecured creditors. Effective December 29, 2009, the NYSE listed the common stock of Reorganized PPC and it is now quoted under the ticker symbol “PPC.”

In connection with the closing of the Acquisition, the Company entered into a stockholders agreement with JBS USA (the “Stockholders Agreement”), adopted and filed an Amended and Restated Certificate of Incorporation (the “Restated Certificate of Incorporation”) and adopted Amended and Restated Corporate Bylaws (the “Restated Bylaws”). The Stockholders Agreement and the Restated Certificate of Incorporation will govern the constitution of the Company’s board of directors and the selection of its members. The Stockholders Agreement, among other things, also restricts the ability of JBS USA to purchase shares of the common stock of Reorganized PPC, requires the approval of the Company’s stockholders with respect to specified amendments to the Restated Certificate of Incorporation and Restated Bylaws and requires JBS USA to use commercially reasonable efforts to maintain the listing of the common stock of Reorganized PPC on a national securities exchange. Among other rights, the Restated Certificate of Incorporation provides that, if JBS USA completes an initial public offering of its common stock, then, JBS USA has the right to exchange all of the outstanding common stock of Reorganized PPC for JBS USA common stock. For a period beginning upon the completion of such offering and ending two years and 30 days after the effective date of the Plan, JBS USA may exercise this exchange right during limited exchange windows in each fiscal quarter beginning six trading days after both Reorganized PPC and JBS USA have made their respective periodic reports or earnings releases for the preceding quarter or year, as applicable, and ending on the last day of the fiscal quarter during which the report or release was made. The number of shares of JBS USA common stock to be issued in exchange for the Reorganized PPC common stock will be dependent upon the relative average volume-weighted daily trading prices per share of the common stock of Reorganized PPC and the JBS USA common stock during the period immediately preceding the time JBS USA exercises its exchange right.

Exit Credit Facility

Upon exiting from bankruptcy, on December 28, 2009, the Company and certain of its subsidiaries, including To-Ricos, Ltd. and To-Ricos Distribution, Ltd. (collectively, the “To-Ricos Borrowers”), entered into the Exit Credit Facility that provides for an aggregate commitment of $1.75 billion consisting of (i) a revolving loan commitment of $600 million, (ii) a Term A loans commitment of $375 million and (iii) a Term B loans commitment of $775 million. The revolving loan commitment and the Term A loans will mature on December 28, 2012. Term B loans will mature on December 28, 2014. CoBank ACB will serve as administrative agent (“Exit Facility Agent”) on behalf of the lenders under the Exit Credit Facility.

On December 28, 2009, the Company borrowed $375 million under the Term A loans commitment, $775 million under the Term B loans commitment and $100 million under the revolving loan commitment. The Company repaid the outstanding borrowings under the revolving loan commitment on January 7, 2010. As discussed above, on December 28, 2009, the Company also paid loan costs totaling $50.0 million related to the Exit Credit Facility, which will be amortized to expense over the life of the Exit Credit Facility.

The Term A loans must be repaid in 12 equal quarterly principal installments of $12.5 million beginning on April 15, 2010, with the final installment due on December 28, 2012. The Term B loans must be repaid in 16 equal quarterly principal installments of $12.5 million beginning on April 15, 2011, with the final installment due on December 28, 2014. Additionally, following the end of each fiscal year, a portion of our cash flow must be used to repay outstanding principal amounts under the Term A and Term B loans. Covenants in the Exit Credit Facility also require us to use the proceeds we receive from certain asset sales and specified debt or equity issuances and upon the occurrence of other events to repay outstanding borrowings under the Exit Credit Facility.

The Exit Credit Facility includes a $50 million sub-limit for swingline loans and a $200 million sub-limit for letters of credit. Outstanding borrowings under the revolving loan commitment bear interest at a per annum rate equal to 3.50% plus the greater of (i) the US prime rate as published by the Wall Street Journal, (ii) the average federal funds rate plus 0.5%, and (iii) the one-month LIBOR rate plus 1.0%, in the case of alternate base rate loans, or 4.50% plus the one, two, three or six month LIBOR rate adjusted by the applicable statutory reserve, in the case of Eurodollar loans. Outstanding Term A and Term B-1 loans bear interest at a per annum rate equal to 4.00% plus greater of (i) the US prime rate, as published by the Wall Street Journal, (ii) the average federal funds rate plus 0.5%, and (iii) the one month LIBOR rate plus 1.0%, in the case of alternate base rate loans, or 5.00%, plus the one, two, three or six month LIBOR Rate adjusted by the applicable statutory reserve, in the case of Eurodollar loans. Outstanding Term B-2 loans bear interest at a per annum rate equal to 9.00%. Commitment fees charged on the revolving commitments under the Exit Credit Facility will accrue at a per annum rate equal to 1.00%.

The proceeds of the borrowings under the Exit Credit Facility were used to (i) repay outstanding secured indebtedness of the Company and (ii) pay fees, costs and expenses related to and contemplated by the Exit Credit Facility and the Plan. In addition, proceeds of the borrowings under the revolving loan commitment will be used to finance the general corporate purposes of the borrowers (including capital expenditures, permitted acquisitions and principal and interest under the Exit Credit Facility).

Actual borrowings by the Company under the Exit Credit Facility are subject to a borrowing base, which is a formula based on certain eligible inventory, eligible receivables and restricted cash under the control of the Exit Facility Agent. The borrowing base formula is reduced by the sum of (i) inventory reserves, (ii) rent and collateral access reserves, and (iii) any amount more than 15 days past due that is owed by the Company or its subsidiaries to any person on account of the purchase price of agricultural products or services (including poultry and livestock) if that person is entitled to any grower’s or producer’s lien or other security arrangement. Revolving loan availability under the borrowing base also limited to an aggregate of $25 million with respect to the To-Ricos Borrowers.

The Exit Credit Facility provides that the Company may not incur capital expenditures in excess of $225 million in fiscal year 2010, $275 million in fiscal year 2011 and $350 million per fiscal year thereafter. The Company must also maintain a minimum fixed charge coverage ratio and a minimum level of tangible net worth and may not exceed a maximum leverage ratio. The Exit Credit Facility also contains various covenants that may adversely affect our ability to, among other things, incur additional indebtedness, incur liens, pay dividends or make certain restricted payments, consummate certain asset sales, enter into certain transactions with JBS USA and our other affiliates, merge, consolidate and/or sell or dispose of all or substantially all of our assets.

All obligations under the Exit Credit Facility are unconditionally guaranteed by certain of the Company’s subsidiaries and are secured by a first priority lien on (i) the domestic (including Puerto Rico) accounts receivable and inventory of the Company and its subsidiaries, (ii) 100% of the equity interests in the To-Ricos Borrowers and the Company’s domestic subsidiaries and 65% of the equity interests in the Company’s direct foreign subsidiaries, (iii) substantially all of the personal property and intangibles of the Company, the To-Ricos Borrowers and the guarantor subsidiaries, and (iv) substantially all of the real estate and fixed assets of the Company and the subsidiary guarantors.

The Exit Credit Facility allows the Company to provide additional advances to its subsidiaries up to $61.8 million. After the Term A loans are repaid in full, the Company may provide additional advances to its subsidiaries up to $131.8 million, subject to certain conditions. Management believes that all of the Company’s subsidiaries, including the Company’s Mexican subsidiaries, will be able to operate within this limitation.

For additional information on the DIP Credit Agreement and the Exit Credit Facility, see Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Business Segments

We operate in two reportable business segments, as (1) a producer and seller of chicken products and (2) a seller of other products.

	Three Months Ended
	December 26, 2009	December 27, 2008
	(In thousands)
Net sales to customers:
Chicken:
United States	$1,334,205	$1,586,965
Mexico	127,556	136,051

Total chicken	1,461,761	1,723,016

Other products:
United States	132,500	144,784
Mexico	8,473	9,191

Total other products	140,973	153,975

Net sales to customers	$1,602,734	$1,876,991

Operating income (loss):
Chicken:
United States	$2,956	$(179,448)
Mexico	(3,655)	(7,217)

Total chicken	(699)	(186,665)

Other products:
United States	8,199	8,965
Mexico	1,607	1,881

Total other products	9,806	10,846

Operational restructuring charges	(2,877)	—
Administrative restructuring charges, net	1,359	(2,422)

Operating income (loss)	$7,589	$(178,241)

Depreciation and amortization(a)(b):
Chicken:
United States	$50,216	$53,609
Mexico	2,274	2,437

Total chicken	52,490	56,046

Other products:
United States	4,160	4,054
Mexico	55	58

Total other products	4,215	4,112

Depreciation and amortization	$56,705	$60,158

(a)	Includes amortization of capitalized financing costs of $1.4 million and $1.5 million recognized in the three months ended December 26, 2009, and the three months ended December 27, 2008, respectively.
(b)	Includes amortization of intangible assets of $2.5 million recognized in both the three months ended December 26, 2009, and the three months ended December 27, 2008.

The following table presents certain items as a percentage of net sales for the periods indicated:

	Three Months Ended
	December 26, 2009	December 27, 2008
Net sales	100.0%	100.0%
Cost of sales	94.7%	104.4%
Operational restructuring charges	0.2%	—%
Gross profit (loss)	5.1%	(4.4)%
Selling, general and administrative (“SG&A”) expenses	4.8%	4.9%
Administrative restructuring charges, net	(0.1)%	0.2%
Operating income (loss)	0.4%	(9.5)%
Interest expense	2.8%	2.1%
Reorganization items	2.0%	0.7%
Loss from continuing operations before income taxes	(4.3)%	(12.2)%
Income (loss) from continuing operations	2.1%	(12.2)%
Net income (loss)	2.1%	(12.2)%
Net loss attributable to noncontrolling interest	—%	0.0%
Net income (loss) attributable to Pilgrim’s Pride Corporation	2.1%	(12.2)%

Results of Operations

Three Months Ended December 26, 2009, Compared to Three Months Ended December 27, 2008

Net sales. Net sales generated in the three months ended December 26, 2009, decreased $274.3 million, or 14.6%, from net sales generated in the three months ended December 27, 2008. The following table provides net sales information:

Source	Three Months Ended December 26, 2009	Change from Three Months Ended December 27, 2008
		Amount	Percent
	(In thousands, except percent data)
Chicken:
United States	$1,334,205	$(252,760)	(15.9	)%(a)
Mexico	127,556	(8,495)	(6.2	)%(b)

Total chicken	1,461,761	(261,255)	(15.2)%

Other products:
United States	132,500	(12,284)	(8.5	)%(c)
Mexico	8,473	(718)	(7.8)%

Total other products	140,973	(13,002)	(8.4)%

Total net sales	$1,602,734	$(274,257)	(14.6)%

(a)	US chicken sales generated in the three months ended December 26, 2009, decreased 15.9% from US chicken sales generated in the three months ended December 27, 2008. Sales volume decreased 16.5% primarily because of previously announced production cutbacks and subsequent reorganization efforts. Net revenue per pound sold increased 0.7% from the prior year.
(b)	Mexico chicken sales generated in the three months ended December 26, 2009, decreased 6.2% from Mexico chicken sales generated in the three months ended December 27, 2008. Sales volume increased 3.9% from the prior year because of increased demand during this winter holiday season over that of the previous year. Net revenue per pound sold decreased 9.8% from the prior year primarily because of current unfavorable economic conditions in Mexico. In an effort to increase demand for chicken products, the industry lowered prices.

(c)	US sales of other products generated in the three months ended December 26, 2009, decreased 8.5% from US sales of other products generated in the three months ended December 27, 2008, mainly as the result of reduced sales volumes for table eggs, offal, and resale ingredients. Resale ingredients represent products, such as chicken fat, that the Company will purchase from third parties for resale.

Gross profit. Gross profit improved by $166.0 million, or 199.0%, from a loss of $83.4 million incurred in the three months ended September 27, 2008, to a profit of $82.6 million generated in the three months ended December 26, 2009. The following table provides gross profit information.

Components	Three Months Ended December 26, 2009	Change from Three Months Ended December 27, 2008		Percent of Net Sales
				Three Months Ended
				December 26,	December 27,
		Amount	Percent	2009	2008
Net sales	$1,602,734	$(274,257)	(14.6)%	100.0%	100.0%
Cost of sales	1,517,273	(443,100)	(22.6)%	94.7%	104.4	%(a)
Operational restructuring charges	2,877	2,877	NA	0.2%	—%

Gross profit	$82,584	$165,966	199.0%	5.1%	(4.4	)%(b)

(a)	Cost of sales incurred by the US operations during the three months ended December 26, 2009, decreased $432.5 million from cost of sales incurred by the US operations during the three months ended December 27, 2008. This decrease occurred primarily because of the cost-savings impact of prior-period production cutbacks, decreased feed ingredient purchases and decreased corn prices during the three months ended December 26, 2009, and an aggregate net loss of $21.4 million recognized by us during the three months ended December 27, 2008, on derivative financial instruments. We did not participate in any derivative financial instrument transactions in the three months ended December 26, 2009. Cost of sales incurred by the Mexico operations during the three months ended December 26, 2009, decreased $10.6 million from cost of sales incurred by the Mexico operations during the three months ended December 27, 2008, primarily because of decreased net sales and decreased feed ingredient costs.
(b)	Gross profit as a percent of net sales generated in the three months ended December 26, 2009, increased 9.5 percentage points from gross profit as a percent of sales generated in the three months ended December 27, 2008, primarily because of the cost-savings impact of prior-period production cutbacks and decreased corn costs experienced during the quarter.
NA	Not applicable.

Operating income. Operating income improved by $185.8 million, or 104.3%, from a loss of $178.2 million incurred in the three months ended December 27, 2008, to income of $7.6 million generated in the three months ended December 26, 2009. The following tables provide operating loss information.

Source	Three Months Ended December 26, 2009	Change from Three Months Ended December 27, 2008
		Amount	Percent
	(In thousands, except percent data)
Chicken:
United States	$2,956	$182,404	101.6%
Mexico	(3,655)	3,562	49.4%

Total chicken	(699)	185,966	99.6%

Other products:
United States	8,199	(766)	(8.5)%
Mexico	1,607	(274)	(14.6)%

Total other products	9,806	(1,040)	(9.6)%

Operational restructuring charges, net	(2,877)	(2,877)	NA
Administrative restructuring charges	1,359	3,781	(156.1)%

Total operating income	$7,589	$185,830	104.3%

Components	Three Months Ended December 26, 2009	Change from Three Months Ended December 27, 2008		Percent of Net Sales
				Three Months Ended
				December 26,	December 27,
		Amount	Percent	2009	2008
Gross profit	$82,584	$165,966	199.0%	5.1%	(4.4)%
SG&A expenses	76,354	(16,083)	(17.4)%	4.8%	4.9	%(a)
Administrative restructuring charges	(1,359)	(3,781)	(156.1)%	(0.1)%	0.2%

Operating income	$7,589	$185,830	104.3%	0.4%	(9.5	)%(b)

(a)	SG&A expenses incurred by the US operations during the three months ended December 26, 2009, decreased 16.5% from SG&A expenses incurred by the US operations during the three months ended December 27, 2008, primarily because of reductions in employee compensation and related benefit costs resulting from restructuring actions taken in 2009.
(b)	Operating income as a percent of net sales incurred in the three months ended December 26, 2009, improved 9.9 percentage points from operating loss as a percent of net sales incurred in the three months ended December 27, 2008, primarily because of the improvement in gross profit performance and the positive impact of 2009 restructuring actions on SG&A expenses.
NA	Not applicable.

Interest expense. Interest expense increased 12.9% to $44.7 million recognized in the three months ended December 26, 2009, from $39.6 million recognized in the three months ended December 27, 2008, primarily because of increased borrowings and increased interest rates recognized on several of the non-public credit facilities. As a percent of net sales, interest expense recognized in the three months ended December 26, 2009, increased to 2.8% from 2.1% recognized in the three months ended December 27, 2008.

Reorganization items. Net reorganization costs increased 147.0% to $32.7 million recognized in the three months ended December 26, 2009, from $13.3 million recognized in the three months ended December 27, 2008. Costs recognized in the three months ended December 26, 2009, included certain incentive compensation costs that were contingent upon confirmation by the Bankruptcy Court of a plan of reorganization the satisfied the requirements of the Bankruptcy Code, professional fees charged for post-petition reorganization services, and severance and other costs related to post-petition facility closures and RIF actions. Costs recognized in the three months ended December 27, 2008, included professional fees charged for post-petition reorganization services, finance costs related to the DIP Credit Agreement and fees associated with the termination of the RPA on December 3, 2008.

Income taxes. We recognized an income tax benefit of $102.4 million for the three months ended December 26, 2009, compared to income tax expense of $0.3 million for the three months ended December 27, 2008. The income tax benefit for the three months ended December 26, 2009, was primarily the result of the Company’s release of valuation allowance because of new provisions that increased US federal net operating loss carryback potential net of tax expense for new legislation enacted in Mexico.

Loss from operation of discontinued business. We generated income from the operation of our discontinued turkey business of $0.9 million ($0.6 million, net of tax) in the three months ended December 27, 2008. Net sales generated by the discontinued turkey business in the three months ended December 27, 2008, were $26.5 million. There were no net sales or operating results generated by the discontinued turkey business in the three months ended December 26, 2009.

Net income (loss) attributable to noncontrolling interests. For the three months ended December 26, 2009, we recognized net income attributable to noncontrolling interests in three of our consolidated subsidiaries of $0.3 million. For the three months ended December 27, 2008, we recognized net losses attributable to noncontrolling interests in three of our consolidated subsidiaries of $0.1 million.

Liquidity and Capital Resources

The following table presents our available sources of liquidity as of December 26, 2009:

Source of Liquidity(b)	Facility Amount	Amount Outstanding	Available
	(In millions)
Cash and cash equivalents	$—	$—	$236.3
Investments in available-for-sale securities	—	—	7.9
Debt facilities:
DIP Credit Agreement	250.0	—	250.0	(a)
ING Credit Facility (defined below)	43.2	43.2	—

(a)	Actual borrowings by us under the DIP Credit Agreement are subject to a borrowing base, which is a formula based on certain eligible inventory and eligible receivables. The borrowing base at December 26, 2009, was $250.0 million.
(b)	On December 28, 2009, we entered into the Exit Credit Facility (defined below).

At December 26, 2009, we had $269.3 million outstanding under the Pre-petition BMO Credit Facility and $1,126.4 million outstanding under the Pre-petition CoBank Credit Facility. On that date, we were also party to outstanding standby letters of credit totaling $2.3 million. Pursuant to the Plan and the Confirmation Order, on the Effective Date, the following agreements were terminated: (i) the DIP Credit Agreement, (ii) the Pre-petition BMO Facility, and (iii) the Pre-petition CoBank Facility. The proceeds of the Exit Credit Facility were used to repay the amounts outstanding under the Prior Secured Credit Facilities. For additional information concerning the terms of the Exit Credit Facility, see “—Debt Obligations” below.

Debt Obligations

During the three months ended December 26, 2009, the Company borrowed $60.4 million and repaid $10.0 million under the Pre-petition BMO Facility and repaid $0.1 million under other facilities. The funds borrowed under the Pre-petition BMO Facility resulted from beneficiary draws against standby letters of credit issued under the Pre-petition BMO Facility.

As previously discussed, on December 1, 2008, the Debtors filed voluntary petitions in the Bankruptcy Court seeking reorganization relief under the Bankruptcy Code. The filing of the bankruptcy petitions constituted an event of default under the Prior Secured Credit Facilities and Unsecured Notes. The aggregate principal amount owed under these credit facilities and notes was $2,052.7 million as of December 26, 2009. As a result of such event of default, all obligations under these credit facilities became automatically and immediately due and payable, subject to an automatic stay of any action to collect, assert, or recover a claim against the Company and the application of applicable bankruptcy law. As a result of the Company’s Chapter 11 filing, after December 1, 2008, the Company accrued interest incurred on the Prior Secured Credit Facilities at the default rate, which is two percentage points above the interest rate otherwise applicable under the respective credit facilities. Upon a default, the agreements related to the Unsecured Notes call for the accrual of interest after December 1, 2008, at a default rate that is two percentage points above the interest rate otherwise applicable under the associated note agreements. The Company does not, however, believe that it incurred a default under the terms of Unsecured Notes and accordingly has elected to accrue interest incurred on the Unsecured Notes, for accounting purposes, at the interest rate otherwise applicable under the associated note agreements until such time, if any, that the Bankruptcy Court requires the payment of default interest incurred on the Unsecured Notes. Had the Company accrued interest incurred on the Unsecured Notes at the default rate, it would have recognized additional interest expense totaling $3.3 million during the three months ended December 26, 2009.

In connection with the Plan, all holders of allowed claims will be paid in full unless otherwise agreed by the applicable holder, provided that the Plan contemplates that the Unsecured Notes issued under the Company’s outstanding indentures will be reinstated unless and to the extent a holder of the notes elects to receive a cash payment equal to the principal amounts of the notes plus unpaid interest that had accrued pre-petition with interest accruing on such unpaid interest at the default contract rate through the Effective Date and the accrued unpaid post-petition interest on the principal amount of the notes at the non-default contract rate through the Effective Date. Based on the holders of the Unsecured Notes making cash elections, $5.1 million aggregate principal amount of the Unsecured Notes were reinstated.

DIP Credit Agreement. On December 2, 2008, the Bankruptcy Court granted interim approval authorizing the Company and the US Subsidiaries to enter into the Initial DIP Credit Agreement with the DIP Agent and the lenders party thereto. On December 2, 2008, the Company, the US Subsidiaries and the other parties entered into the Initial DIP Credit Agreement, subject to final approval of the Bankruptcy Court. On December 30, 2008, the Bankruptcy Court granted final approval authorizing the Company and the Subsidiaries to enter into the DIP Credit Agreement. During the three months ended December 26, 2009, there were no outstanding borrowings under the DIP Credit Agreement. During the three months ended December 27, 2008, average outstanding borrowings and the weighted average interest rate under the DIP Credit Agreement were $120.4 million and 11.86%, respectively.

On December 1, 2009, the maturity date of the DIP Credit Agreement was extended from December 1, 2009, to January 31, 2010, and the lender commitments under the DIP Credit Agreement were reduced to $250 million.

Actual borrowings by the Company under the DIP Credit Agreement were subject to a borrowing base, which is a formula based on certain eligible inventory and eligible receivables. As of December 26, 2009, the applicable borrowing base and the amount available for borrowings under the DIP Credit Agreement were both $250.0 million as there were no outstanding borrowings under the DIP Credit Agreement. Pursuant to the Plan and the Confirmation Order, on the Effective Date, the DIP Credit Agreement was terminated.

ING Credit Agreement. On September 25, 2006, a subsidiary of the Company, Avícola Pilgrim’s Pride de México, S. de R.L. de C.V. (the “Mexico Borrower”), entered into a secured revolving credit agreement (the “ING Credit Agreement”) with ING Capital, LLC, as agent (the “Mexico Agent”) and the lenders party thereto (the “Mexico Lenders”). The ING Credit Agreement has a final maturity date of September 25, 2011 and a revolving commitment of 558 million Mexican pesos, a US dollar-equivalent 43.2 million at December 26, 2009.

On November 30, 2008, certain non-Debtor Mexico subsidiaries of the Company (the “Mexico Subsidiaries”) entered into a Waiver Agreement and Second Amendment to Credit Agreement (the “Waiver Agreement”) with the Mexico Agent and the Mexico Lenders. Under the Waiver Agreement, the Mexico Agent and the Mexico Lenders waived any default or event of default under the ING Credit Agreement resulting from the Company’s filing of its bankruptcy petition with the Bankruptcy Court.

Pursuant to the Waiver Agreement, outstanding amounts under the ING Credit Agreement bear interest at a rate per annum equal to: the LIBOR Rate, the Base Rate, or the TIIE Rate, as applicable, plus the Applicable Margin (as those terms are defined in the ING Credit Agreement). While the Company was operating in Chapter 11, the Waiver Agreement provided for an Applicable Margin for LIBOR loans, Base Rate loans, and TIIE loans of 6.0%, 4.0%, and 5.8%, respectively.

The ING Credit Agreement requires the Company to make a mandatory prepayment of the revolving loans, in an aggregate amount equal to 100% of the net cash proceeds received by any Mexico Subsidiary, as applicable, in excess of thresholds specified in the ING Credit Agreement (i) from the occurrence of certain asset sales by the Mexico Subsidiaries; (ii) from the occurrence of any casualty or other insured damage to, or any taking under power of eminent domain or by condemnation or similar proceedings of, any property or asset of any Mexico Subsidiary; or (iii) from the incurrence of certain indebtedness by a Mexico Subsidiary. Any such mandatory prepayments will permanently reduce the amount of the commitment under the ING Credit Agreement. In connection with the Waiver Agreement, the Mexico Subsidiaries pledged substantially all of their receivables, inventory, and equipment and certain fixed assets. The Mexico subsidiaries were excluded from the US bankruptcy proceedings.

Exit Credit Facility. Upon exiting from bankruptcy on December 28, 2009, the Company and certain of its subsidiaries, the To-Ricos Borrowers, entered into the Exit Credit Facility, which provides for an aggregate commitment of $1.75 billion consisting of (i) a revolving loan commitment of $600 million, (ii) a Term A loans commitment of $375 million and (iii) a Term B loans commitment of $775 million. The revolving loan commitment and the Term A loans will mature on December 28, 2012. Term B loans will mature on December 28, 2014.

On December 28, 2009, the Company borrowed $375 million under the Term A loans commitment, $775 million under the Term B loans commitment and $100 million under the revolving loan commitment. The Company repaid the outstanding borrowings under the revolving loan commitment on January 7, 2010. On December 28, 2009, the Company also paid loan costs totaling $50.0 million related to the Exit Credit Facility that it recognized as an asset on its balance sheet. The Company will amortize these capitalized costs to expense over the life of the Exit Credit Facility.

The Term A loans must be repaid in 12 equal quarterly principal installments of $12.5 million beginning on April 15, 2010, with the final installment due on December 28, 2012. The Term B loans must be repaid in 16 equal quarterly principal installments of $12.5 million beginning on April 15, 2011, with the final installment due on December 28, 2014. Additionally, following the end of each fiscal year, a portion of our cash flow must be used to repay outstanding principal amounts under the Term A and Term B loans. Covenants in the Exit Credit Facility also require us to use the proceeds we receive from certain asset sales and specified debt or equity issuances and upon the occurrence of other events to repay outstanding borrowings under the Exit Credit Facility.

The Exit Credit Facility includes a $50 million sub-limit for swingline loans and a $200 million sub-limit for letters of credit. Outstanding borrowings under the revolving loan commitment bear interest at a per annum rate equal to 3.50% plus the greater of (i) the US prime rate as published by the Wall Street Journal, (ii) the average federal funds rate plus 0.5%, and (iii) the one-month LIBOR rate plus 1.0%, in the case of alternate base rate loans, or 4.50% plus the one, two, three or six month LIBOR rate adjusted by the applicable statutory reserve, in the case of Eurodollar loans. Outstanding Term A and Term B-1 loans bear interest at a per annum rate equal to 4.00% plus greater of (i) the US prime rate, as published by the Wall Street Journal, (ii) the average federal funds rate plus 0.5%, and (iii) the one month LIBOR rate plus 1.0%, in the case of alternate base rate loans, or 5.00%, plus the one, two, three or six month LIBOR Rate adjusted by the applicable statutory reserve, in the case of Eurodollar loans. Outstanding Term B-2 loans bear interest at a per annum rate equal to 9.00%. Commitment fees charged on the revolving commitments under the Exit Credit Facility accrue at a per annum rate equal to 1.00%.

The proceeds of the borrowings under the Exit Credit Facility were used to (i) repay outstanding secured indebtedness of the Company and (ii) pay fees, costs and expenses related to and contemplated by the Exit Credit Facility and the Plan. In addition, proceeds of the borrowings under the revolving loan commitment will be used to finance the general corporate purposes of the borrowers (including capital expenditures, permitted acquisitions and principal and interest under the Exit Credit Facility).

Actual borrowings by the Company under the Exit Credit Facility are subject to a borrowing base, which is a formula based on certain eligible inventory, eligible receivables and restricted cash under the control of the Exit Facility Agent. The borrowing base formula is reduced by the sum of (i) inventory reserves, (ii) rent and collateral access reserves, and (iii) any amount more than 15 days past due that is owed by the Company or its subsidiaries to any person on account of the purchase price of agricultural products or services (including poultry and livestock) if that person is entitled to any grower’s or producer’s lien or other security arrangement. Revolving loan availability under the borrowing base is also limited to an aggregate of $25 million with respect to the To-Ricos Borrowers.

The Exit Credit Facility provides that the Company may not incur capital expenditures in excess of $225 million in fiscal year 2010, $275 million in fiscal year 2011 and $350 million per fiscal year thereafter. The Company must also maintain a minimum fixed charge coverage ratio and a minimum level of tangible net worth and may not exceed a maximum leverage ratio. The Exit Credit Facility contains various covenants that may adversely affect our ability to, among other things, incur additional indebtedness, incur liens, pay dividends or make certain restricted payments, consummate certain asset sales, enter into certain transactions with JBS USA and our other affiliates, merge, consolidate and/or sell or dispose of all or substantially all of our assets.

All obligations under the Exit Credit Facility are unconditionally guaranteed by certain of the Company’s subsidiaries and are secured by a first priority lien on (i) the domestic (including Puerto Rico) accounts receivable and inventory of the Company and its subsidiaries, (ii) 100% of the equity interests in the To-Ricos Borrowers and the Company’s domestic subsidiaries and 65% of the equity interests in the Company’s direct foreign subsidiaries, (iii) substantially all of the personal property and intangibles of the Company, the To-Ricos Borrowers and the guarantor subsidiaries, and (iv) substantially all of the real estate and fixed assets of the Company and the subsidiary guarantors.

The Exit Credit Facility allows the Company to provide additional advances to its subsidiaries up to $61.8 million. After the Term A loans are repaid in full, the Company may provide additional advances to its subsidiaries up to $131.8 million, subject to certain conditions. Management believes that all of the Company’s subsidiaries, including the Company’s Mexican subsidiaries, will be able to operate within this limitation.

Off-Balance Sheet Arrangements

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

Historical Flow of Funds

Cash used in operating activities was $4.1 million and $111.7 million for the three months ended December 26, 2009, and December 27, 2008, respectively. The improvement in cash flows from operating activities was primarily the result of favorable changes in net working capital as well as net income generated in the three months ended December 26, 2009, as compared to a net loss incurred in the three months ended December 27, 2008.

Our working capital position decreased $199.6 million to a surplus of $658.4 million and a current ratio of 1.77 at December 26, 2009, compared with a surplus of $858.0 million and a current ratio of 2.69 at September 26, 2009, primarily because of a significant increase in current maturities of long-term debt and the other working capital changes discussed below.

Trade accounts and other receivables decreased $5.5 million, or 1.7%, to $311.5 million at December 26, 2009, from $317.0 million at September 26, 2009. This decrease resulted primarily from the receipt of funds against vendor accounts receivable.

Inventories decreased $23.1 million, or 3.0%, to $740.8 million at December 26, 2009, from $763.9 million at September 26, 2009 due to lower feed ingredient prices and the impact of several restructuring actions taken by the Company. These actions include the Company’s previously announced production cutbacks and plant closures that resulted in reduced live flock inventories, feed inventories, and packaging and other supplies inventories.

Prepaid expenses and other current assets decreased $7.8 million, or 17.3%, to $37.2 million at December 26, 2009, from $45.0 million at September 27, 2008. This decrease resulted primarily from the payment of deferred compensation from the trust on December 2, 2009.

Accounts payable increased $14.5 million, or 8.0%, to $196.7 million at December 26, 2009, from $182.2 million at September 26, 2009 because the Company was able to transact more credit purchases during December 2009 than it could during December 2008. During the three months ended December 27, 2008, many vendors demanded cash on delivery following the announcement that the Company had requested waivers under the Prior Secured Credit Facilities.

Accrued expenses increased $91.5 million, or 29.6%, to $400.8 million at December 26, 2009, from $309.3 million at September 26, 2009. This increase represents reclassification of certain accrued expenses, primarily accrued interest and other debt-related accrued liabilities, from liabilities subject to compromise at September 26, 2009, to liabilities not subject to compromise at December 26, 2009 following confirmation of the Plan by the Bankruptcy Court on December 10, 2009.

Cash used in investing activities was $28.5 million and $36.0 million for the three months ended December 26, 2009, and December 27, 2008, respectively. Capital expenditures of $30.5 million and $29.0 million for the three months ended December 26, 2009, and December 27, 2008, respectively, were primarily incurred for the routine replacement of equipment and to improve efficiencies and reduce costs. Capital expenditures for 2010 are expected to be incurred to increase certain production capacity, improve efficiencies, reduce costs and for the routine replacement of equipment and cannot exceed $225 million under the terms of the Exit Credit Facility. Cash was used to purchase investment securities totaling $6.0 million and $5.6 million in the three months ended December 26, 2009, and December 27, 2008, respectively. Cash proceeds in the three months ended December 26, 2009, and December 27, 2008, from the sale or maturity of investment securities were $4.5 million and $4.6 million, respectively. Restricted cash increased $6.7 million in the three months ended December 27, 2008, to collateralize self insurance obligations. Cash proceeds from the sale of Valley Rail Service, Inc. in the three months ended December 26, 2009, was $1.0 million. Cash proceeds from property disposals for the three months ended December 26, 2009, and December 27, 2008, were $2.5 million and $0.7 million, respectively.

Cash provided by financing activities was $48.3 million and $119.5 million for the three months ended December 26, 2009, and December 27, 2008, respectively. Cash proceeds in the three months ended December 27, 2008, from borrowings under the DIP Credit Agreement were $234.7 million. Cash was used to repay borrowings under the DIP Credit Agreement totaling $133.5 million in the three months ended December 27, 2008. Cash proceeds in the three months ended December 26, 2009, and December 27, 2008, from long-term debt were $60.4 million and $828.2 million, respectively. Cash was used to repay long-term debt totaling $10.1 million and $694.6 million in the three months ended December 26, 2009, and December 27, 2008, respectively. Cash used in the three months ended December 27, 2008, because of a decrease in outstanding cash management obligations totaled $115.3 million. Cash was used for other financing activities totaling $2.0 million and $0.1 million in the three months ended December 26, 2009, and December 27, 2008, respectively.

Upon exiting from bankruptcy and pursuant to the Plan and the Confirmation Order, the Prior Secured Credit Facilities were terminated. The proceeds of the Exit Credit Facility were used to repay the amounts outstanding under the Prior Secured Credit Facilities.

The Plan contemplated that the Unsecured Notes issued under the Company’s outstanding indentures be reinstated unless and to the extent a holder of the notes elected to receive a cash payment equal to the principal amounts of the notes plus unpaid interest that had accrued pre-petition with interest accruing on such interest at the default contract rate through the Effective Date and the accrued unpaid post-petition interest on the principal amount of the notes at the non-default contract rate through the Effective Date. Based on the holders of the Unsecured Notes making cash elections, $5.1 million aggregate principal amount of the Unsecured Notes were reinstated.

Until the Effective Date, Pilgrim Interests, Ltd., an entity related to Lonnie “Bo” Pilgrim, guaranteed a portion of the Company’s debt obligations. In consideration of such guarantees, the Company has paid Pilgrim Interests, Ltd. a quarterly fee equal to 0.25% of one-half of the average aggregate outstanding balance of such guaranteed debt. On the Effective Date, the agreement relating to these guaranty fees was terminated and the Company paid $8.9 million to Pilgrim Interests, Ltd. in satisfaction of all guarantee fees accrued through the Effective Date.

Other than noted above, there were no material changes during the three months ended December 26, 2009, outside the ordinary course of business, in the specified contractual commitments presented in our Annual Report on Form 10-K for 2009.

Accounting Pronouncements

On September 27, 2009, the Company adopted guidance under ASC Topic 805 that establishes principles and requirements for how the acquirer (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. It also requires an acquirer to recognize as expense most transaction and restructuring costs as incurred, rather than include such items in the cost of the acquired entity. Adoption of the subject guidance under ASC Topic 805 will impact any future business combinations that occur on or after the adoption date. The Company will evaluate the impact of the subject guidance as each business combination is consummated.

On September 27, 2009, the Company adopted guidance under ASC Subtopic 810-10 that establishes standards for how a reporting entity (i) identifies, labels and presents in its consolidated statement of financial position the ownership interests in subsidiaries held by parties other than itself, (ii) identifies and presents on the face of its consolidated statement of operations the amount of consolidated net income attributable to itself and to the noncontrolling interest, (iii) accounts for changes in its ownership interest while it retains a controlling financial interest in a subsidiary, (iv) initially measures any retained noncontrolling equity investment in a subsidiary that is deconsolidated, and (v) discloses other information about its interests and the interests of the noncontrolling owners. The adoption of the subject guidance under ASC Subtopic 810-10 did not have a material impact on the Company’s consolidated financial statements.

On September 27, 2009, the Company adopted guidance under both ASC Subtopic 275-10 and ASC Subtopic 350-30 that amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets. Adoption of the subject guidance under both ASC Subtopic 275-10 and ASC Subtopic 350-30 will impact intangible assets acquired on or after the adoption date. The Company will evaluate the impact of the subject guidance at the time of each asset acquisition. The Company does not currently expect that the adoption of the subject guidance will have a material impact on its consolidated financial statements.

On September 27, 2009, the Company adopted guidance under ASC Subtopic 715-20 that establishes standards for on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan, including disclosures about investment policies and strategies, categories of plan assets, fair value measurements of plan assets and significant concentrations of risk. Adoption of the subject guidance under ASC Subtopic 715-20 will impact all Company disclosures about plan assets of its defined benefit pension or other postretirement plans published or after the adoption date. The Company will evaluate the impact of the subject guidance at the time it drafts each disclosure. The Company does not currently expect that the adoption of the subject guidance will have a material impact on its consolidated financial statements.

On September 27, 2009, the Company adopted Accounting Standards Update (“ASU”) 2009-05, Measuring Liabilities at Fair Value, which provides amendments to ASC Subtopic 820-10 for the fair value measurement of liabilities and clarifies the techniques required to measure fair value when a quoted price in an active market for the identical liability is not available. The adoption of the subject guidance under ASC Subtopic 820-10 did not have a material impact on the Company’s consolidated financial statements.

Accounting Pronouncements Issued But Not Yet Adopted

In January 2010, the Financial Accounting Standards Board issued ASU 2010-06, Improving Disclosures about Fair Value Measurements, which provides amendments to ASC Subtopic 820-10 that require new disclosures regarding (i) transfers in and out of Level 1 and Level 2 fair value measurements and (ii) activity in Level 3 fair value measurements. ASU 2010-06 also clarifies existing disclosures regarding (i) the level of asset and liability disaggregation and (ii) fair value measurement inputs and valuation techniques. For the Company, most of the subject guidance under ASC 820-10 will be applied effective December 28, 2009. New disclosure regarding activity in Level 3 fair value measurements will be applied effective December 27, 2010. The Company does not expect the adoption of the subject guidance under ASC 820-10 will have a material impact on its consolidated financial statements.

Critical Accounting Policies

During the three months ended December 26, 2009, (i) we did not change any of our existing critical accounting policies, (ii) no existing accounting policies became critical accounting policies because of an increase in the materiality of associated transactions or changes in the circumstances to which associated judgments and estimates relate, and (iii) there were no significant changes in the manner in which critical accounting policies were applied or in which related judgments and estimates were developed.

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

Market risk is estimated as a hypothetical 10% increase in the weighted-average cost of our primary feed ingredients as of December 26, 2009. Based on our feed consumption during the three months ended December 26, 2009, such an increase would have resulted in an increase to cost of sales of $51.7 million. A 10% change in ending feed ingredients inventories at December 26, 2009, would be $7.5 million, excluding any potential impact on the production costs of our chicken inventories.

Interest Rates

Our earnings are affected by changes in interest rates due to the impact those changes have on our variable-rate debt instruments and the fair value of our fixed-rate debt instruments. Our variable-rate debt instruments represented 58.1% of our long-term debt at December 26, 2009. Holding other variables constant, including levels of indebtedness, a 25-basis-points increase in interest rates would have increased interest expense recognized in the three months ended December 26, 2009, by $3.1 million. These amounts are determined by considering the impact of the hypothetical interest rates on our variable-rate long-term debt at December 26, 2009. Interest rate risk related to our investments is not significant.

Foreign Currency

Our earnings are also affected by foreign currency exchange rate fluctuations related to the Mexican peso net monetary position of our Mexican subsidiaries. We manage this exposure primarily by attempting to minimize our Mexican peso net monetary position. We are also exposed to the effect of potential currency exchange rate fluctuations to the extent that amounts are repatriated from Mexico to the US. As of December 26, 2009, we anticipate that the cash flows of our Mexico subsidiaries will be reinvested in our Mexico operations. However, this assumption will be reevaluated in the near future in conjunction with the acquisition of a controlling interest in the Company by JBS USA. In addition, the Mexican peso exchange rate can directly and indirectly impact our financial condition and results of operations in several ways, including potential economic recession in Mexico because of devaluation of their currency. The impact on our financial position and results of operations resulting from a hypothetical change in the exchange rate between the US dollar and the Mexican peso cannot be reasonably estimated. Foreign currency exchange losses, representing the change in the US dollar value of the net monetary assets of our Mexican subsidiaries denominated in Mexican pesos, were $0.6 million and $0.3 million in the three months ended December 26, 2009, and December 27, 2008, respectively. The average exchange rates for the three months ended December 26, 2009, and December 27, 2008, were 13.11 Mexican pesos to one US dollar and 12.97 Mexican pesos to one US dollar, respectively. No assurance can be given as to how future movements in the Mexican peso could affect our future financial condition or results of operations.

Quality of Investments

We and certain retirement plans that we sponsor invest in a variety of financial instruments. In response to the continued turbulence in global financial markets, we have analyzed our portfolios of investments and, to the best of our knowledge, none of our investments, including money market funds units, commercial paper and municipal securities, have been downgraded because of this turbulence, and neither we nor any fund in which we participate hold significant amounts of structured investment vehicles, auction rate securities, collateralized debt obligations, credit derivatives, hedge funds investments, fund of funds investments or perpetual preferred securities. Certain postretirement funds in which we participate hold significant amounts of mortgage-backed securities. However, none of the mortgages collateralizing these securities are considered subprime.

Forward Looking Statements

Statements of our intentions, beliefs, expectations or predictions for the future, denoted by the words “anticipate,” “believe,” “estimate,” “expect,” “project,” “plan,” “imply,” “intend,” “foresee” and similar expressions, are forward-looking statements that reflect our current views about future events and are subject to risks, uncertainties and assumptions. Such risks, uncertainties and assumptions include the following:

•	Matters affecting the chicken industry generally, including fluctuations in the commodity prices of feed ingredients and chicken;

•	Actions and decisions of our creditors and other third parties with interests in our Chapter 11 proceedings;

•

While JBS USA has significant acquisition experience and historically has been able to realize substantial benefits through synergies, JBS USA may not be able to fully achieve all of the anticipated synergistic gains of the Acquisition within the time frames expected;

•	Our ability to obtain and maintain commercially reasonable terms with vendors and service providers;

•	Our ability to maintain contracts that are critical to our operations;

•	Our ability to retain management and other key individuals;

•

Certain of our reorganization and exit or disposal activities, including selling assets, idling facilities, reducing production and reducing workforce, resulted in reduced capacities and sales volumes and may have a disproportionate impact on our income relative to the cost savings.

•	Risk that the amounts of cash from operations together with amounts available under our Exit Credit Facility will not be sufficient to fund our operations;

•	Management of our cash resources, particularly in light of our substantial leverage;

•	Restrictions imposed by, and as a result of, our substantial leverage;

•	Additional outbreaks of avian influenza or other diseases, either in our own flocks or elsewhere, affecting our ability to conduct our operations and/or demand for our poultry products;

•	Contamination of our products, which has previously and can in the future lead to product liability claims and product recalls;

•	Exposure to risks related to product liability, product recalls, property damage and injuries to persons, for which insurance coverage is expensive, limited and potentially inadequate;

•	Changes in laws or regulations affecting our operations or the application thereof;

•

New immigration legislation or increased enforcement efforts in connection with existing immigration legislation that cause our costs of business to increase, cause us to change the way in which we do business or otherwise disrupt our operations;

•	Competitive factors and pricing pressures or the loss of one or more of our largest customers;

•	Currency exchange rate fluctuations, trade barriers, exchange controls, expropriation and other risks associated with foreign operations;

•	Disruptions in international markets and distribution channels, including the anti-dumping proceeding in Ukraine and the anti-dumping and countervailing duty proceeding in China; and

•	The impact of uncertainties of litigation as well as other risks described herein and under “Risk Factors” in our 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

As of December 26, 2009, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that information we are required to disclose in our reports filed with the Securities and Exchange Commission is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the evaluation described above, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, identified no change in the Company’s internal control over financial reporting that occurred during the three months ended December 26, 2009, and that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On December 1, 2008, the Debtors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The cases are being jointly administered under Case No. 08-45664. The Debtors continue to operate their business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. As a result of the Debtors’ Chapter 11 filing, virtually all litigation against the Company pending as of the Chapter 11 petition date is stayed as to the Company, and absent further order of the Bankruptcy Court, no party, subject to certain exceptions, may take any action, also subject to certain exceptions, to recover on pre-petition claims against the Debtors. The Debtors emerged from Chapter 11 on December 28, 2009. See Item 1. “Business” regarding the Chapter 11 process, the Proposed Plan and the Proposed Acquisition for additional information concerning the Debtors’ bankruptcy proceedings.

On July 1, 2002, three individuals, on behalf of themselves and a putative class of chicken growers, filed their original class action complaint against the Company in the United States District Court for the Eastern District of Texas, Texarkana Division, styled Cody Wheeler, et al. v. Pilgrim’s Pride Corporation. In their lawsuit, the plaintiffs initially alleged (a) that the Company violated sections 192(a)-(b) of the Packers and Stockyards Act of 1921, or the PSA, (b) breached grower contracts, and (c) various other extra-contractual and tort causes of action. The plaintiffs also brought individual actions for breach of contract, breach of fiduciary duties, and violations of the PSA. During the litigation, the district court dismissed certain claims and plaintiffs abandoned their class claims. On September 30, 2005, plaintiffs amended their lawsuit to join several entities owned and/or operated by Tyson Foods, Inc. as co-defendants alleging that the Tyson Foods, Inc. entities and the Company conspired to depress grower pay in certain areas of Texas and Arkansas in violation of the Sherman Antitrust Act of 1890, or the Sherman Antitrust Act. Plaintiffs also sought to certify a class based on the new Sherman Antitrust Act claim. Thereafter, the district court bifurcated the lawsuit into two separate cases, an antitrust case that includes the Tyson entities and the original PSA case. Later, the district court denied plaintiffs’ request to certify a class action based on the Sherman Antitrust Act claim. The Sherman Antitrust Act case was stayed due to the bankruptcy filing. However, the stay will be lifted in February 2010. The plaintiffs’ PSA case was pending before the United States Fifth Circuit Court of Appeals based on a certified legal issue as to whether plaintiffs must prove an anticompetitive effect in order to prevail under their PSA claims. On December 15, 2009, the Fifth Circuit overturned a previous ruling issued by the court and held that an adverse effect on competition is required to prevail under the PSA. The plaintiffs are permitted to appeal the Fifth Circuit’s decision to the United States Supreme Court but have given no indication whether or not they plan to appeal. The Company expresses no opinion as to the likelihood of an unfavorable outcome and denies liability in both cases.

On June 1, 2009, approximately 555 former and current independent contract broiler growers, their spouses and poultry farms filed an adversary proceeding against the Company in the Bankruptcy Court styled Shelia Adams, et al. v. Pilgrim’s Pride Corporation. In the adversary proceeding, the plaintiffs assert claims against the Company for: (1) violations of Sections 202(a), (b) and (e), 7 U.S.C. § 192 of the Packers and Stockyards Act, 1921 (the “PSA”); (2) intentional infliction of emotional distress; (3) violations of the Texas Deceptive Trade Practices Act (“DTPA”); (4) promissory estoppel; (5) simple fraud; and (6) fraud by non-disclosure. The plaintiffs also filed a motion to withdraw the reference of the adversary proceeding from the Bankruptcy Court to the Marshall Court. The motion was filed with the US District Court for the Northern District of Texas – Fort Worth Division (the “Fort Worth Court”). The Bankruptcy Court recommended the reference be withdrawn, but that the Fort Worth Court retain venue over the action to ensure against forum shopping. The Fort Worth Court granted the motion to withdraw the reference and consolidated this action with the City of Clinton proceeding described below. The Company filed a motion to dismiss the plaintiffs’ claims. The Fort Worth Court granted in part and denied in part the Company’s motion, dismissing the following claims and ordering the plaintiffs to file a motion to amend their lawsuit and re-plead their claims with further specificity or the claims would be dismissed with prejudice: (1) intentional infliction of emotional distress; (2) promissory estoppel; (3) simple fraud and fraudulent nondisclosure; and (4) DTPA claims with respect to growers from Oklahoma, Arkansas, and Louisiana. The plaintiffs filed a motion for leave to amend on October 7, 2009. plaintiffs’ motion for leave was granted and the plaintiffs filed their amended complaint on December 7, 2009. Subsequent to the Fort Worth Court granting in part and denying in part the Company’s motion to dismiss, the plaintiffs filed a motion to transfer venue of the proceeding from the Fort Worth Court to the Marshall Court. The Company filed a response to the motion, but the motion to transfer was granted on December 17, 2009. The Company intends to defend vigorously against the merits of the plaintiffs’ claims. We express no opinion as to the likelihood of an unfavorable outcome or the amount or range of any possible loss to the Company.

On June 1, 2009, the City of Clinton, Arkansas filed an adversary proceeding against the Company in the Bankruptcy Court. In the proceeding, the City of Clinton alleges that the Company is liable for alleged violations of the PSA, for engaging in fraud and fraudulent nondisclosure, and under the promissory estoppel doctrine relating to the Company’s idling of its Clinton poultry processing plant. The City of Clinton alleges that it suffered $28,567,613.00 in damages relating to its construction of a wastewater facility to purify water discharged from the Company’s processing facility based on alleged representations made by Company representatives. The City of Clinton also seeks to recover unspecified exemplary damages, attorneys’ fees, pre- and post-judgment interest, and costs of court. The City of Clinton also filed a motion to withdraw the reference of the adversary proceeding from the Bankruptcy Court to the Marshall Court. The Bankruptcy Court recommended the reference be withdrawn, but that the Fort Worth Court retain venue over the action to ensure against forum shopping. The Fort Worth Court granted the motion to withdraw the reference and consolidated this action with the Shelia Adams proceeding described above. The Company filed a motion to dismiss the City of Clinton’s claims. The Fort Worth Court granted the Company’s motion to dismiss and ordered the City of Clinton to file a motion to amend its lawsuit and re-plead its claims with further specificity or the claims would be dismissed with prejudice. The City of Clinton filed a motion for leave to amend on September 30, 2009. The Company opposed the motion and on December 2, 2009, the Fort Worth Court ruled that the City of Clinton could not replead its claims and dismissed the claims with prejudice. On December 31, 2009, the City of Clinton filed its Notice of Appeal seeking to challenge the Fort Worth Court’s ruling. We express no opinion as to the likelihood of an unfavorable outcome or the amount or range of any possible loss to the Company.

On December 17, 2008, Kenneth Patterson filed suit in the US District Court for the Eastern District of Texas, Marshall Division, against Lonnie “Bo” Pilgrim, Lonnie Ken Pilgrim, Clifford E. Butler, J. Clinton Rivers, Richard A. Cogdill, Renee N. DeBar, the Company’s Compensation Committee and other unnamed defendants (the “Patterson action”). The complaint, brought pursuant to section 502 of the Employee Retirement Income Security Act of 1974 (“ERISA”), 29 U.S.C. § 1132, alleges that the individual defendants breached fiduciary duties to participants and beneficiaries of the Pilgrim’s Pride Stock Investment Plan (the “Plan”), as administered through the Pilgrim’s Pride Retirement Savings Plan (the “RSP”), and the To-Ricos, Inc. Employee Savings and Retirement Plan (collectively with the Plan and the RSP, the “Plans”). The allegations in the complaint are similar to the allegations made in the Acaldo case discussed below. Patterson further alleges that he purports to represent a class of all persons or entities who were participants in or beneficiaries of the Plans at any time between May 5, 2008, through the present and whose accounts held the Company’s common stock or units in the Company’s common stock. The complaint seeks actual damages in the amount of any losses the Plans suffered, to be allocated among the participants’ individual accounts as benefits due in proportion to the accounts’ diminution in value, attorneys’ fees, an order for equitable restitution and the imposition of constructive trust, and a declaration that each of the defendants have breached their fiduciary duties to the Plans’ participants. Although the Company is not a named defendant in this action, our bylaws require us to indemnify our current and former directors and officers from any liabilities and expenses incurred by them in connection with actions they took in good faith while serving as an officer or director. The likelihood of an unfavorable outcome or the amount or range of any possible loss to the Company cannot be determined at this time. On January 23, 2009, Patterson filed a motion to consolidate the subsequently filed, similar Smalls case, which is discussed below, into this action. The defendants filed a dispositive motion seeking to dismiss the Patterson complaint on April 16, 2009. Mr. Patterson filed a response brief in opposition to the motion on May 15, 2009, and the defendants filed a reply in support of their motion on June 1, 2009.

On January 2, 2009, Denise M. Smalls filed suit in the US District Court for the Eastern District of Texas, Marshall Division, against Lonnie “Bo” Pilgrim, Lonnie Ken Pilgrim, Clifford E. Butler, J. Clinton Rivers, Richard A. Cogdill, Renee N. DeBar, the Company’s Compensation Committee and other unnamed defendants (the “Smalls action”). The complaint and the allegations are similar to those filed in the Patterson case discussed above. Smalls alleges that she purports to represent a class of all persons or entities who were participants in or beneficiaries of the Plans at any time between May 5, 2008, through the present and whose accounts held the Company’s common stock or units in the Company’s common stock. The complaint seeks actual damages in the amount of any losses the Plans suffered, to be allocated among the participants’ individual accounts as benefits due in proportion to the accounts’ diminution in value, attorneys’ fees; an order for equitable restitution and the imposition of constructive trust; and a declaration that each of the defendants have breached their fiduciary duties to the Plans’ participants. Although the Company is not a named defendant in these actions, our bylaws require us to indemnify our current and former directors and officers from any liabilities and expenses incurred by them in connection with actions they took in good faith while serving as an officer or director. The likelihood of an unfavorable outcome or the amount or range of any possible loss to the Company cannot be determined at this time. On July 9, 2009, the defendants filed a dispositive motion seeking to dismiss the complaint.

On July 20, 2009, the Court entered an order consolidating the Smalls action and the Patterson action and set the consolidated action for a scheduling conference on July 30, 2009. On August 12, 2009, following the Scheduling Conference, the Court ordered that the case will proceed under the caption “In re Pilgrim’s Pride Stock Investment Plan ERISA Litigation, No. 2:08-cv-472-TJW.” Plaintiffs were granted leave to file an Amended (consolidated) Complaint by or on September 25, 2009. On September 28, 2009, the Court ordered that deadlines in the consolidated action be adjourned until January 15, 2010 to allow the parties to pursue mediation. The parties mediated on November, 20, 2009, but were unable to resolve this matter at the mediation.

On January 14, 2010, the Bankruptcy Court entered an Order addressing, in part, release provisions and injunctive clauses contained in the Company’s Plan of Reorganization. In order to allow the parties the opportunity to consider and discuss the potential impact of the Bankruptcy Court’s Order on the consolidated Patterson and Smalls action, the parties filed, on January 15, 2010, a Joint Motion for a Limited Adjournment of the Parties’ Submission of a Briefing Schedule for Motion to Dismiss, Class Certification and Other Related Matters, seeking an adjournment for 30 days (until February 15, 2010) of the submission by the parties of their joint proposed briefing schedule for the motion to dismiss, class certification and other related matters in this action. The Court has granted this motion.

The Company has a liability insurance policy in place that is available to offset the defense costs and damages in the consolidated Patterson and Smalls action, which coverage is being provided under a reservation of rights. The insurance provider has acknowledged its duty to defend these claims by consenting to the representation of the Company defendants by legal counsel selected by the Company. The insurance provider has also agreed to pay defense costs as the Company has been unable to indemnify the Company defendants due to its current financial condition.

On October 9, 2009, David Simmons, Carla Simmons, Patty L. Funkhouser, and Dickie L. Funkhouser filed a putative class action, styled Simmons et al v. Pilgrim, et al., Action No. 2:09-CV-121 (the “Simmons case”), against Lonnie A. Pilgrim, Lonnie Ken Pilgrim, Clifford Butler, O.B. Goolsby, Richard A. Cogdill, S. Key Coker, Blake D. Lovette, Vance C. Miller, James G. Vetter, Donald L. Wass, Charles L. Black, Linda Chavez, J. Clinton Rivers, Keith W. Hughes, Don Jackson, the Administrative Committee of the Pilgrim’s Pride Retirement Savings Plan, Renee DeBar, Jane Brookshire, Gerry Evenwel, the Prudential Retirement Insurance and Annuity Company, and other unnamed defendants in the US District Court for the Northern District of West Virginia, alleging that the fiduciaries breached their duties to the participants and beneficiaries by, among other things, amending the RSP, allowing imprudent investments in the Company’s common stock, failing to collect the Company’s delinquent employer contributions and failing to file unsecured and priority claims on behalf of the RSP or otherwise protect the rights of RSP participants in the Bankruptcy Court.

Before the defendants were required to respond to the complaint, an amended complaint was filed on December 14, 2009, which, among other things, named additional defendants and amended certain allegations. More specifically, Dickie L. Funkhouser is no longer a named plaintiff. Gerry Evenwel and Prudential Retirement Insurance and Annuity Company are no longer named defendants. Plaintiffs have added the RSP as a named defendant, as well as Prudential Bank & Trust, FSB, Prudential Financial, and Prudential Insurance of America. Plaintiffs have withdrawn their allegations relating to imprudent investments in the common stock of the Company. Plaintiffs allege that the defendants breached fiduciary duties by having adhered to invalid RSP amendments, failed to enforce the valid terms of the RSP, failed to pursue the RSP’s right to delinquent employer contributions, failed to file a proof of claim relating to the delinquent contributions in the bankruptcy proceedings, and by their actions in relation to the vote on the confirmation of the Company’s Plan of Reorganization. It is anticipated that plaintiffs will seek certification of a class of persons or entities who were participants or beneficiaries in the RSP from October 3, 2002 to the present (excluding individually named defendants and their immediate family members), and will seek a determination that the defendants breached their fiduciary and co-fiduciary duties to the RSP and the participants and beneficiaries, a fiduciary accounting, restoration to the RSP and the participants and beneficiaries of the losses sustained by the RSP and the participants and beneficiaries, imposition of a constructive trust, prejudgment interest, attorneys’ fees, costs, and expenses, and further legal, equitable or remedial relief.

On January 14, 2010, the Bankruptcy Court entered an Order addressing, in part, release provisions and injunctive clauses contained in the Company’s Plan of Reorganization. In order to allow the parties the opportunity to consider and discuss the potential impact of the Bankruptcy Court’s Order on the Simmons case, the parties have stipulated to extend the deadline for the filing of a responsive pleading to the amended complaint until February 23, 2010.

The liability insurer has been notified of the amended complaint in the Simmons case, but has not yet provided its coverage position, as far as we are aware. Although the Company is not a named defendant in this action, our bylaws require us to indemnify our current and former directors and officers from any liabilities and expenses incurred by them in connection with actions they took in good faith while serving as an officer or director. The likelihood of an unfavorable outcome or the amount or range of any possible loss to the Company cannot be determined at this time.

Certain of the plaintiffs in the above-referenced ERISA actions have also filed individual and putative class proofs of claims against the Company in Bankruptcy Court relating to essentially the same facts as those underlying the consolidated Patterson and Smalls actions and the Simmons case (the “ERISA POCs”). The Company anticipates that these proofs of claim will be resolved in the context of the underlying cases. In the ERISA POCs, the plaintiffs assert claims in excess of $35.0 million. The likelihood of an unfavorable outcome or the amount or range of any possible loss to the Company cannot be determined at this time. The Company intends to defend vigorously against the merits of these actions and any attempts by Mr. Patterson, Ms. Smalls, and/or the Simmons plaintiffs to certify a class action.

On October 29, 2008, Ronald Acaldo filed suit in the US District Court for the Eastern District of Texas, Marshall Division, against the Company and individual defendants Lonnie “Bo” Pilgrim, Lonnie Ken Pilgrim, J. Clinton Rivers, Richard A. Cogdill and Clifford E. Butler. The Complaint alleged that the Company and the individual defendants violated sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, by allegedly failing to disclose that “(a) the Company’s hedges to protect it from adverse changes in costs were not working and in fact were harming the Company’s results more than helping; (b) the Company’s inability to continue to use illegal workers would adversely affect its margins; (c) the Company’s financial results were continuing to deteriorate rather than improve, such that the Company’s capital structure was threatened; (d) the Company was in a much worse position than its competitors due to its inability to raise prices for consumers sufficient to offset cost increases, whereas it competitors were able to raise prices to offset higher costs affecting the industry; and (e) the Company had not made sufficient changes to its business to succeed in the more difficult industry conditions.” Mr. Acaldo further alleged that he purports to represent a class of all persons or entities who acquired the common stock of the Company from May 5, 2008, through September 24, 2008. The Complaint sought unspecified injunctive relief and an unspecified amount of damages.

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

On May 14, 2009, the Court consolidated the Acaldo and Howes cases and renamed the style of the case, “In re: Pilgrim’s Pride Corporation Securities Litigation.” On May 21, 2009, the Court granted the Pennsylvania Public Fund Group’s Motion for Appointment of Lead Plaintiff. Thereafter, on June 26, 2009, the lead plaintiff filed a Consolidated (and amended) Complaint. The Consolidated Complaint dismissed the Company and Clifford E. Butler as Defendants. In addition, the Consolidated Complaint added the following directors as Defendants: Charles L. Black, S. Key Coker, Blake D. Lovette, Vance C. Miller, James G. Vetter, Jr., Donald L. Wass, Linda Chavez, and Keith W. Hughes. The Consolidated Complaint alleges four causes of action: violations of Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder solely against Lonnie “Bo” Pilgrim, Clint Rivers, and Rick Cogdill (referred as the “Officer Defendants”). Those claims assert that, during the Class Period of May 5, 2008, through October 28, 2008, the Defendants, through various financial statements, press releases and conference calls, made material misstatements of fact and/or omitted to disclose material facts by purportedly failing to completely impair the goodwill associated with the Gold Kist acquisition. The Consolidated Complaint also asserts claims under Section 11 of the Securities Act of 1933 against all Defendants, asserting that, statements made in a Registration Statement in connection with the May 14, 2008, secondary offering of the Company’s common stock were materially false and misleading for their failure to completely impair the goodwill associated with the Gold Kist acquisition. Finally, the Consolidated Complaint asserts a violation of Section 15 of the Securities Act of 1933 against the Officer Defendants only, claiming that the Officer Defendants were controlling persons of the Company and the other Defendants in connection with the Section 11 violation. By the Consolidated Complaint, the lead plaintiff seeks certification of the Class, undisclosed damages, and costs and attorneys’ fees.

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

On September 10, 2008, a lawsuit styled “Ricky Arnold, et al. v. Pilgrim’s Pride Corp., et al.” was filed against the Company and two Company representatives. In this lawsuit, filed in the Circuit Court of Van Buren County, Arkansas, nearly 100 contract poultry growers and their spouses assert claims of fraud and deceit, constructive fraud, fraud in the inducement, promissory estoppel, and violations of the Arkansas Livestock and Poultry Contract Protection Act relating to the Company’s idling of its Clinton, Arkansas processing plant. The total amount of damages sought by the contract poultry growers is unliquidated and unknown at this time. The Company filed a Notice of Suggestion of Bankruptcy. The Court has not issued an order in response to it. The plaintiffs filed proofs of claim in the Bankruptcy Court and the Company filed objections to the proofs of claim. The plaintiffs in the Arnold case, and a number of other growers from the Clinton, Arkansas facility filed proofs of claim in the bankruptcy case. The Company anticipates that the Arnold case will be resolved as a part of the claim resolution process in the Bankruptcy Court. We express no opinion as to the likelihood of an unfavorable outcome or the amount or range of any possible loss to the Company.

The Wage and Hour Division of the US Department of Labor (the “DOL”) conducted an industry-wide investigation to ascertain compliance with various wage and hour issues, including the compensation of employees for the time spent on activities such as donning and doffing clothing and personal protective equipment. Due, in part, to the government investigation and the recent US Supreme Court decision in IBP, Inc. v. Alvarez, employees have brought claims against the Company. The claims filed against the Company as of the date of this report include: “Juan Garcia, et al. v. Pilgrim’s Pride Corporation, a/k/a Wampler Foods, Inc.”, filed in Pennsylvania state court on January 27, 2006, and subsequently removed to the US District Court for the Eastern District of Pennsylvania; “Esperanza Moya, et al. v. Pilgrim’s Pride Corporation and Maxi Staff, LLC”, filed March 23, 2006, in the Eastern District of Pennsylvania; “Barry Antee, et al. v. Pilgrim’s Pride Corporation” filed April 20, 2006, in the Eastern District of Texas; “Stephania Aaron, et al. v. Pilgrim’s Pride Corporation” filed August 22, 2006, in the Western District of Arkansas; “Salvador Aguilar, et al. v. Pilgrim’s Pride Corporation” filed August 23, 2006, in the Northern District of Alabama; “Benford v. Pilgrim’s Pride Corporation” filed November 2, 2006, in the Northern District of Alabama; “Porter v. Pilgrim’s Pride Corporation” filed December 7, 2006, in the Eastern District of Tennessee; “Freida Brown, et al v. Pilgrim’s Pride Corporation” filed March 14, 2007, in the Middle District of Georgia, Athens Division; “Roy Menser, et al v. Pilgrim’s Pride Corporation” filed February 28, 2007, in the Western District of Paducah, Kentucky; “Victor Manuel Hernandez v. Pilgrim’s Pride Corporation” filed January 30, 2007, in the Northern District of Georgia, Rome Division; “Angela Allen et al v. Pilgrim’s Pride Corporation” filed March 27, 2007, in United States District Court, Middle District of Georgia, Athens Division; Daisy Hammond and Felicia Pope v. Pilgrim’s Pride Corporation, in the Gainesville Division, Northern District of Georgia, filed on June 6, 2007; Gary Price v. Pilgrim’s Pride Corporation, in the US District Court for the Northern District of Georgia, Atlanta Division, filed on May 21, 2007; Kristin Roebuck et al v. Pilgrim’s Pride Corporation, in the US District Court, Athens, Georgia, Middle District, filed on May 23, 2007; and Elaine Chao v. Pilgrim’s Pride Corporation, in the US District Court, Dallas, Texas, Northern District, filed on August 6, 2007. The plaintiffs generally purport to bring a collective action for unpaid wages, unpaid overtime wages, liquidated damages, costs, attorneys’ fees, and declaratory and/or injunctive relief and generally allege that they are not paid for the time it takes to either clear security, walk to their respective workstations, don and doff protective clothing, and/or sanitize clothing and equipment. The presiding judge in the consolidated action in El Dorado issued an initial Case Management order on July 9, 2007. Plaintiffs’ counsel filed a Consolidated Amended Complaint and the parties filed a Joint Rule 26(f) Report. On March 13, 2008, the Court issued an opinion and order finding that plaintiffs and potential class members are similarly situated and conditionally certifying the class for a collective action. The opt-in period is now closed. Approximately 11,000 plaintiffs have opted into the class.

The parties in the DOL action entered into a settlement agreement resulting in the entry of a Consent Judgment on February 1, 2010, in the DOL action. Under the terms of the Consent Judgment, the Company, without admitting it has violated any provision of the Fair Labor Standards Act, agreed to entry of the Consent Judgment without contest. The terms of that Consent Judgment generally provide that the Company will, within 24 months of entry of the Consent Judgment, record and compensate as hours worked the donning, doffing, and sanitizing of any clothing or equipment that is required for processing employees who work on the production line by law, the employer, or the nature of the work, and not merely a convenience to the employee and not directly related to the specific work. During the interim period, the Company agreed to pay $1.0 million to the named Plaintiffs as overtime compensation.

PPC is a defendant in two collective actions brought by employees or former employees for unpaid wages, unpaid overtime wages, liquidated damages, costs and attorneys’ fees, based on time spent donning and doffing uniforms and protective gear. Those actions are Randolph Benbow et al v. Gold Kist, pending in the United States District Court for the District of South Carolina, or the Benbow Action, and MDL 1832 Pilgrim’s Pride Fair Labor Standards Act Litigation, pending in the United States District Court for the Western District of Arkansas, or the MDL Action. Following the filing of these actions, a similar suit was filed as an adversary proceeding in the bankruptcy court, entitled Anna Atkinson, et al. v. Pilgrim’s Pride Corporation, Gold Kist, Inc., or the Atkinson Action, which was subsequently consolidated into the Benbow Action. Collectively, these actions include approximately 13,900 employees. Class proofs of claim were filed on behalf of the plaintiffs in the MDL Action for at least $45 million and for the plaintiffs in the Benbow Action for at least $11 million.

The parties recently executed a settlement agreement and mutual release of the Benbow case and the Atkinson Action in exchange for a settlement payment of $1.75 million to the plaintiffs. On November 17, 2009, the Company filed a motion with the Bankruptcy Court for authorization to enter into and approval of the settlement agreement reached in the Benbow case and the Atkinson Action. The Bankruptcy Court has given preliminary approval for the settlement, and permitted the plaintiffs to go forward with the solicitation of additional class members who would be subject to the settlement. The parties have entered into active settlement negotiations with the plaintiffs in the MDL Action.

The United States Department of Treasury, Internal Revenue Service (“IRS”) has filed an amended proof of claim in the Bankruptcy Court pursuant to which the IRS asserts claims that total, in the aggregate, $74.7 million. The Company has filed in the Bankruptcy Court (i) an objection to the proofs of claims filed by the IRS in the Bankruptcy Case, and (ii) a motion requesting the Bankruptcy Court to determine the Company’s US federal tax liability pursuant to Sections 105 and 505 of the Bankruptcy Code. The objection and motion assert that the Company has no liability for the additional US federal taxes that have been asserted for prepetition periods by the IRS. The IRS has responded in opposition to the Company’s objection and motion, and the matter is currently in the early stages of litigation before the Bankruptcy Court. We express no opinion as to the likelihood of an unfavorable outcome or the amount or range of any possible loss to the Company.

We are subject to various other legal proceedings and claims, which arise in the ordinary course of our business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect our financial condition, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risks discussed in our 2009 Annual Report on Form 10-K, including under the heading “Item 1A. Risk Factors”, which, along with risks disclosed in this report, are all the risks we believe could materially affect the Company’s business, financial condition or future results. These risks are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition or future results.

ITEM 5.	OTHER INFORMATION

As previously announced, the Company filed voluntary Chapter 11 petitions on December 1, 2008. The Chapter 11 cases were being jointly administered under case number 08-45664. The Company has and intends to continue to post important information about the restructuring, including quarterly operating reports and other financial information required by the Bankruptcy Court, on the Company’s website www.pilgrimspride.com under the “Investors-Reorganization” caption. The Company intends to use its website as a means of complying with its disclosure obligations under SEC Regulation FD. Information is also available via the Company’s restructuring information line at (888) 830-4659.

ITEM 6.	EXHIBITS

2.1	Agreement and Plan of Reorganization dated September 15, 1986, by and among Pilgrim’s Pride Corporation, a Texas corporation; Pilgrim’s Pride Corporation, a Delaware corporation; and Doris Pilgrim Julian, Aubrey Hal Pilgrim, Paulette Pilgrim Rolston, Evanne Pilgrim, Lonnie “Bo” Pilgrim, Lonnie Ken Pilgrim, Greta Pilgrim Owens and Patrick Wayne Pilgrim (incorporated by reference from Exhibit 2.1 to the Company’s Registration Statement on Form S-1 (No. 33-8805) effective November 14, 1986).

2.2	Agreement and Plan of Merger dated September 27, 2000 (incorporated by reference from Exhibit 2 of WLR Foods, Inc.’s Current Report on Form 8-K (No. 000-17060) dated September 28, 2000).

2.3	Agreement and Plan of Merger dated as of December 3, 2006, by and among the Company, Protein Acquisition Corporation, a wholly owned subsidiary of the Company, and Gold Kist Inc. (incorporated by reference from Exhibit 99.(D)(1) to Amendment No. 11 to the Company’s Tender Offer Statement on Schedule TO filed on December 5, 2006).

2.4	Stock Purchase Agreement by and between the Company and JBS USA Holdings, Inc., dated September 16, 2009 (incorporated by reference from Exhibit 2.1 of the Company’s Current Report on Form 8-K filed September 18, 2009).

2.5	First Amendment to the Stock Purchase Agreement by and between the Company and JBS USA Holdings, Inc., dated December 28, 2009 (incorporated by reference from Exhibit 2.5 of the Company’s Annual Report on Form 10-K/A filed January 22, 2010).

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference from Exhibit 3.1 of the Company’s Form 8-A filed on December 28, 2009).

3.2	Amended and Restated Corporate Bylaws of the Company (incorporated by reference from Exhibit 3.2 of the Company’s Form 8-A filed on December 28, 2009).

4.1	Amended and Restated Certificate of Incorporation of the Company (included as Exhibit 3.1).

4.2	Amended and Restated Corporate Bylaws of the Company (included as Exhibit 3.2).

4.3	Stockholders Agreement dated December 28, 2009 between the Company and JBS USA Holdings, Inc. (incorporated by reference from Exhibit 4.1 to the Company’s Form 8-A filed on December 28, 2009).

4.4	Form of Common Stock Certificate (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 29, 2009).

No long-term debt instruments are filed since the total amount of securities authorized under any such instrument does not exceed 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of such instruments to the SEC upon request.

10.1	Fourth Amendment to Amended and Restated Post-Petition Credit Agreement, dated as of December 1, 2009, among the Company, as borrower, certain subsidiaries of the Company, as guarantors, Bank of Montreal, as agent, and the lenders party thereto (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 3, 2009).

12	Computation of Ratio of Earnings to Fixed Charges.*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer of Pilgrim’s Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

32.2	Certification of Principal Financial Officer of Pilgrim’s Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

*	Filed herewith
†	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PILGRIM’S PRIDE CORPORATION

/S/ GARY D. TUCKER
Date: February 4, 2010	Gary D. Tucker
Principal Financial Officer

EXHIBIT INDEX

2.1	Agreement and Plan of Reorganization dated September 15, 1986, by and among Pilgrim’s Pride Corporation, a Texas corporation; Pilgrim’s Pride Corporation, a Delaware corporation; and Doris Pilgrim Julian, Aubrey Hal Pilgrim, Paulette Pilgrim Rolston, Evanne Pilgrim, Lonnie “Bo” Pilgrim, Lonnie Ken Pilgrim, Greta Pilgrim Owens and Patrick Wayne Pilgrim (incorporated by reference from Exhibit 2.1 to the Company’s Registration Statement on Form S-1 (No. 33-8805) effective November 14, 1986).

2.2	Agreement and Plan of Merger dated September 27, 2000 (incorporated by reference from Exhibit 2 of WLR Foods, Inc.’s Current Report on Form 8-K (No. 000-17060) dated September 28, 2000).

2.3	Agreement and Plan of Merger dated as of December 3, 2006, by and among the Company, Protein Acquisition Corporation, a wholly owned subsidiary of the Company, and Gold Kist Inc. (incorporated by reference from Exhibit 99.(D)(1) to Amendment No. 11 to the Company’s Tender Offer Statement on Schedule TO filed on December 5, 2006).

2.4	Stock Purchase Agreement by and between the Company and JBS USA Holdings, Inc., dated September 16, 2009 (incorporated by reference from Exhibit 2.1 of the Company’s Current Report on Form 8-K filed September 18, 2009).

2.5	First Amendment to the Stock Purchase Agreement by and between the Company and JBS USA Holdings, Inc., dated December 28, 2009 (incorporated by reference from Exhibit 2.5 of the Company’s Annual Report on Form 10-K/A filed January 22, 2010).

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference from Exhibit 3.1 of the Company’s Form 8-A filed on December 28, 2009).

3.2	Amended and Restated Corporate Bylaws of the Company (incorporated by reference from Exhibit 3.2 of the Company’s Form 8-A filed on December 28, 2009).

4.1	Amended and Restated Certificate of Incorporation of the Company (included as Exhibit 3.1).

4.2	Amended and Restated Corporate Bylaws of the Company (included as Exhibit 3.2).

4.3	Stockholders Agreement dated December 28, 2009 between the Company and JBS USA Holdings, Inc. (incorporated by reference from Exhibit 4.1 to the Company’s Form 8-A filed on December 28, 2009).

4.4	Form of Common Stock Certificate (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 29, 2009).

No long-term debt instruments are filed since the total amount of securities authorized under any such instrument does not exceed 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of such instruments to the SEC upon request.

10.1	Fourth Amendment to Amended and Restated Post-Petition Credit Agreement, dated as of December 1, 2009, among the Company, as borrower, certain subsidiaries of the Company, as guarantors, Bank of Montreal, as agent, and the lenders party thereto (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 3, 2009).

12	Computation of Ratio of Earnings to Fixed Charges.*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer of Pilgrim’s Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

32.2	Certification of Principal Financial Officer of Pilgrim’s Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

*	Filed herewith
†	Furnished herewith