Form 10-QT
period 2009-12-27
PILGRIMS PRIDE CORP
filed 2010-02-04
CIK 802481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

OR

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from September 27, 2009 to December 27, 2009

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

PILGRIM’S PRIDE CORPORATION

DEBTOR AND DEBTOR-IN-POSSESSION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 27, 2009	September 26, 2009
	(In thousands)
Assets:
Cash and cash equivalents	$236,300	$220,029
Investment in available-for-sale securities	7,876	5,302
Trade accounts and other receivables, less allowance for doubtful accounts	311,501	316,953
Inventories	740,810	763,869
Income taxes receivable	175,475	15,028
Prepaid expenses and other current assets	37,248	45,013

Total current assets	1,509,210	1,366,194
Investment in available-for-sale securities	58,104	57,314
Deferred tax assets	—	16,732
Other assets	112,809	63,609
Identified intangible assets, net	54,633	57,179
Property, plant and equipment, net	1,474,707	1,499,476

	$3,209,463	$3,060,504

Liabilities and stockholders’ equity:
Accounts payable	$196,674	$182,173
Accrued expenses	400,809	309,259
Current deferred tax liabilities	15,277	16,732
Current maturities of long-term debt	238,072	—

Total current liabilities	850,832	508,164
Long-term debt, less current maturities	1,859,400	41,062
Deferred tax liabilities	66,164	22,213
Other long-term liabilities	102,051	98,783

Total liabilities not subject to compromise	2,878,447	670,222

Liabilities subject to compromise	138,208	2,233,161

Common stock	771	771
Additional paid-in capital	648,583	646,793
Accumulated deficit	(435,794)	(469,407)
Accumulated other comprehensive loss	(27,266)	(27,237)

Total Pilgrim’s Pride Corporation stockholders’ equity	186,294	150,920
Noncontrolling interest	6,514	6,201

Total stockholders’ equity	192,808	157,121

	$3,209,463	$3,060,504

The accompanying notes are an integral part of these Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION

DEBTOR AND DEBTOR-IN-POSSESSION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	December 27, 2009	December 27, 2008
	(In thousands, except per share data)
Net sales	$1,602,734	$1,876,991
Costs and expenses:
Cost of sales	1,517,273	1,960,373
Operational restructuring charges	2,877	—

Gross profit (loss)	82,584	(83,382)
Selling, general and administrative expense	76,354	92,437
Administrative restructuring charges, net	(1,359)	2,422

Total costs and expenses	1,595,145	2,055,232

Operating income (loss)	7,589	(178,241)
Other expenses (income):
Interest expense	44,673	39,569
Interest income	(480)	(531)
Miscellaneous, net	(884)	(1,440)

Total other expenses (income)	43,309	37,598

Loss from continuing operations before reorganization items and income taxes	(35,720)	(215,839)
Reorganization items, net	32,726	13,250

Loss from continuing operations before income taxes	(68,446)	(229,089)
Income tax expense (benefit)	(102,371)	278

Income (loss) from continuing operations	33,925	(229,367)
Income from discontinued business, net of tax	—	574

Net income (loss)	33,925	(228,793)
Less: Net income (loss) attributable to noncontrolling interest	312	(13)

Net income (loss) attributable to Pilgrim’s Pride Corporation	$33,613	$(228,780)

Net income (loss) per common share—basic:
Income (loss) from continuing operations attributable to Pilgrim’s Pride Corporation common stockholders	$0.45	$(3.10)
Income from discontinued business attributable to Pilgrim’s Pride Corporation common stockholders	—	0.01

Net income (loss) attributable to Pilgrim’s Pride Corporation common stockholders	$0.45	$(3.09)

Net income (loss) per common share—diluted:
Income (loss) from continuing operations attributable to Pilgrim’s Pride Corporation common stockholders	$0.44	$(3.10)
Income from discontinued business attributable to Pilgrim’s Pride Corporation common stockholders	—	0.01

Net income (loss) attributable to Pilgrim’s Pride Corporation common stockholders	$0.44	$(3.09)

PILGRIM’S PRIDE CORPORATION

DEBTOR AND DEBTOR-IN-POSSESSION

CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

(Unaudited)

	Three Months Ended
	December 27, 2009	December 27, 2008
	(In thousands, except per share data)

Weighted average shares outstanding:
Basic	74,374	74,056
Diluted	77,141	74,056

Amounts attributable to Pilgrim’s Pride Corporation common stockholders:
Income (loss) from continuing operations, net of tax	$33,613	$(229,354)
Income from discontinued business, net of tax	—	574

Net income (loss)	$33,613	$(228,780)

The accompanying notes are an integral part of these Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION

DEBTOR AND DEBTOR-IN-POSSESSION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended
	December 27, 2009	December 27, 2008
	(In thousands)
Net income (loss)	$33,925	$(228,793)

Other comprehensive income :
Unrealized holding gains on available-for-sale securities	41	415
Loss on a derivative instrument designated as a cash flow hedge	(139)	(139)
Gains associated with pension and other postretirement benefits	69	—
Tax effect	—	(100)

Total other comprehensive income, net of tax	(29)	176

Comprehensive income (loss)	33,896	(228,617)
Less: Comprehensive income (loss) attributable to noncontrolling interests	312	(13)

Comprehensive income (loss) attributable to Pilgrim’s Pride Corporation	$33,584	$(228,604)

The accompanying notes are an integral part of these Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION

DEBTOR AND DEBTOR-IN-POSSESSION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

			Pilgrim’s Pride Corporation Stockholders
	Total	Comprehensive Income	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Amount	Shares	Additional Paid-in Capital	Noncontrolling Interests
	(In thousands, except shares and per share data)
Balance at September 27, 2008	$358,055	$—	$(317,082)	$21,161	$740	74,055,733	$646,922	$6,314

Comprehensive income (loss):
Net loss	(228,793)	(228,780)	(228,780)					(13)

Other comprehensive income, net of tax:
Unrealized holding gains on available-for-sale securities	415	415		415
Loss on a derivative instrument designated as a cash flow hedge	(139)	(139)		(139)
Tax effect	(100)	(100)		(100)

Total other comprehensive income	176	176

Total comprehensive loss	(228,617)	$(228,604)

Other activity	(98)						(98)

Balance at December 27, 2008	$129,340		$(545,862)	$21,337	$740	74,055,733	$646,824	$6,301

Balance at September 26, 2009	$157,121	$—	$(469,407)	$(27,237)	$771	77,141,389	$646,793	$6,201

Comprehensive income (loss):
Net income	33,925	33,613	33,613					312
Other comprehensive income, net of tax:
Unrealized holding gains on available-for-sale securities	41	41		41
Loss on a derivative instrument designated as a cash flow hedge	(139)	(139)		(139)
Gains associated with pension and other postretirement benefits	69	69		69

Total other comprehensive income	(29)	(29)

Total comprehensive income	33,896	$33,584

Share-based payments	1,790						1,790
Other activity	1							1

Balance at December 27, 2009	$192,808		$(435,794)	$(27,266)	$771	77,141,389	$648,583	$6,514

The accompanying notes are an integral part of these Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES

DEBTOR AND DEBTOR-IN-POSSESSION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	December 27, 2009	December 27, 2008
	(In thousands)
Cash flows from operating activities:
Net income (loss) attributable to Pilgrim’s Pride Corporation	$33,613	$(228,780)
Adjustments to reconcile net income (loss) attributable to Pilgrim’s Pride Corporation to cash provided by operating activities:
Depreciation and amortization	56,705	60,158
Gain on property disposals	(1,377)	(51)
Share-based compensation	1,790	—
Deferred income tax benefit	(112,392)	—
Changes in operating assets and liabilities:
Accounts and other receivables	6,577	(206,069)
Inventories	26,006	267,675
Prepaid expenses and other current assets	9,897	16,615
Accounts payable and accrued expenses	16,540	(7,352)
Income taxes receivable, net	10,909	(541)
Insurance deposits	(49,635)	—
Other	(2,690)	(13,392)

Cash used in operating activities	(4,057)	(111,737)

Cash flows from investing activities:
Acquisitions of property, plant and equipment	(30,463)	(29,028)
Purchases of investment securities	(6,024)	(5,629)
Proceeds from sale or maturity of investment securities	4,511	4,591
Change in restricted cash and cash equivalents	—	(6,667)
Proceeds from the sale of Valley Rail Service, Inc.	1,000	—
Proceeds from property disposals	2,522	732

Cash used in investing activities	(28,454)	(36,001)

Cash flows from financing activities:
Proceeds from short-term notes payable	—	234,717
Payments on short-term notes payable	—	(133,525)
Proceeds from long-term debt	60,370	828,238
Payments on long-term debt	(10,144)	(694,563)
Change in outstanding cash management obligations	—	(115,305)
Other	(1,976)	(98)

Cash provided by financing activities	48,250	119,464
Effect of exchange rate changes on cash and cash equivalents	532	(634)

Increase (decrease) in cash and cash equivalents	16,271	(28,908)
Cash and cash equivalents, beginning of period	220,029	61,553

Cash and cash equivalents, end of period	$236,300	$32,645

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

The DIP Credit Agreement provided for an original aggregate commitment of up to $450 million, which permitted borrowings on a revolving basis. The commitment included a $25 million sub-limit for swingline loans and a $20 million sub-limit for letters of credit. Outstanding borrowings under the DIP Credit Agreement bore interest at a per annum rate equal to 8.0% plus the greatest of (i) the prime rate as established by the DIP Agent from time to time, (ii) the average federal funds rate plus 0.5%, or (iii) the LIBOR rate plus 1.0%, payable monthly. During the three months ended December 27, 2009, there were no outstanding borrowings under the DIP Credit Agreement. During the three months ended December 27, 2008, average outstanding borrowings and the weighted average interest rate under the DIP Credit Agreement were $120.4 million and 11.86%, respectively. The loans under the Initial DIP Credit Agreement were used to repurchase all receivables sold under the Company’s Amended and Restated Receivables Purchase Agreement dated September 26, 2008, as amended (the “RPA”). Loans under the DIP Credit Agreement were also used to fund the working capital requirements of the Company and its subsidiaries according to a budget as approved by the required lenders under the DIP Credit Agreement.

Actual borrowings by the Company under the DIP Credit Agreement were subject to a borrowing base, which is a formula based on certain eligible inventory and eligible receivables. As of December 27, 2009, the applicable borrowing base and the amount available for borrowings under the DIP Credit Agreement were both $250.0 million as there were no outstanding borrowings under the DIP Credit Agreement.

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

Section 1128(a) of the Bankruptcy Code required the Bankruptcy Court, after appropriate notice, to hold a hearing on confirmation of a plan of reorganization. The confirmation hearing on the Plan occurred on December 8 and 9, 2009. On December 10, 2009, the Bankruptcy Court entered the Confirmation Order approving and confirming the Plan. The Company emerged from its Chapter 11 bankruptcy proceedings on the Effective Date, the day after its transition period closed on December 27, 2009.

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

On the Effective Date, which was the day after our transition period closed on December 27, 2009, the Company’s common stock outstanding immediately prior to the effectiveness of the Plan was cancelled and converted into the right to receive shares of common stock, par value $0.01 per share, of Reorganized PPC based on a one-for-one exchange ratio, which constitutes 36% of the total number of shares of common stock of Reorganized PPC issued pursuant to the Plan. The remaining shares of common stock of Reorganized PPC, constituting 64% of the total issued pursuant to the Plan and outstanding on the Effective Date, were issued to the Plan Sponsor, a wholly-owned indirect subsidiary of JBS S.A., a Brazil-based meat producer, for $800 million in cash pursuant to the terms and condition of a Stock Purchase Agreement (the “SPA”) entered into by the Company and the Plan Sponsor on September 16, 2009, as amended (the “Acquisition”). Proceeds from the sale of the common stock of Reorganized PPC to JBS USA were used to fund cash distributions to unsecured creditors. Effective December 29, 2009, the NYSE listed the common stock of Reorganized PPC and it is now quoted under the ticker symbol “PPC.”

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

See Note K—Notes Payable and Long-Term Debt for additional information on the DIP Credit Agreement and the Exit Credit Facility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Financial Reporting Considerations

The financial statement impact of the Company’s emergence from bankruptcy, the acquisition of 64% of the common stock of Reorganized PPC by JBS USA and refinancing through the proceeds of the Exit Credit Facility are not reflected in the financial statements for the three months ended December 27, 2009, as these transactions occurred on December 28, 2009. The emergence from bankruptcy did not qualify for fresh start accounting. The acquisition of a controlling interest in the Company by JBS USA did not qualify for push down accounting as JBS has only purchased 64% of the common stock of Reorganized PPC. Thus, there will not be a revaluation of the Company’s assets and liabilities related to the Company’s emergence from bankruptcy.

Between the Petition Date and through December 27, 2009, the Company applied Accounting Standards Codification (“ASC”) Topic 852 in preparing the Consolidated Financial Statements. ASC Topic 852 requires that the financial statements, for periods subsequent to the Chapter 11 filing, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred in the bankruptcy proceedings are recorded in Reorganization items, net on the accompanying Consolidated Statements of Operations. In addition, pre-petition obligations that were impacted by the bankruptcy reorganization process have been classified on the Consolidated Balance Sheet at December 27, 2009, in Liabilities subject to compromise.

The Debtors’ reorganization items consisted of the following:

	Three Months Ended
	December 27, 2009	December 27, 2008
	(In thousands)
Professional fees directly related to reorganization (a)	$14,175	$6,875
Finance costs related to various credit facilities(b)	—	5,690
Incentive compensation(c)	14,071	—
Other costs(d)	4,480	685

Reorganization items, net	$32,726	$13,250

(a)	Professional fees directly related to the reorganization included post-petition fees associated with advisors to the Debtors, the statutory committee of unsecured creditors and certain secured creditors. Professional fees are estimated by the Debtors and will be reconciled to actual invoices when received.
(b)	For the three months ended December 27, 2008, Finance costs related to various credit facilities included finance costs related to the DIP Credit Agreement.
(c)	For the three months ended December 27, 2009, Incentive compensation included certain incentive compensation costs that were contingent upon confirmation by the Bankruptcy Court of a plan of reorganization that satisfied the requirements of the Bankruptcy Code. These costs included incentive compensation of $10.3 million awarded under the Pilgrim’s Pride Corporation FY2009 Performance Bonus Plan approved by the Bankruptcy Court on September 29, 2009, and both cash incentive compensation of $2.0 million and share-based incentive compensation of $1.8 million awarded under the Amended and Restated Employment Agreement between the Company and its Chief Executive Officer (“CEO”), which was approved by the Bankruptcy Court on January 27, 2009 (the “CEO Employment Agreement”). The Company recognized share-based compensation expense of $0.9 million on December 10, 2009, when restrictions on 1,542,828 shares of common stock awarded to the CEO lapsed following the confirmation of the Plan and the Company’s achievement of certain financial performance targets established under the CEO Employment Agreement. The Company also recognized share-based compensation expense of $0.9 million on December 27, 2009, when restrictions on 1,542,828 shares of common stock awarded to the Company’s CEO expired upon the Company’s achievement of certain financial performance targets established under the CEO Employment Agreement. At December 27, 2009, the intrinsic value of the shares of common stock awarded to the CEO totaled $25.9 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(d)	For the three months ended December 27, 2009, Other costs included (i) severance and other costs related to post-petition facility closures and reduction-in-force (“RIF”) actions and (ii) a loss incurred on our sale of Valley Rail Service, Inc., a wholly owned subsidiary of the Company that participated in a joint venture holding the access rights to a railroad spur in northern Virginia. For the three months ended December 27, 2008, Other costs included fees associated with the termination of the RPA on December 3, 2008.

Net cash paid for reorganization items during the three months ended December 27, 2009, totaled $17.0 million. This represented payment of professional fees directly related to the reorganization totaling $9.5 million, severance payments of $2.3 million and payment of facility closure costs totaling $5.2 million. Net cash paid for reorganization items during the three months ended December 27, 2008, totaled $7.6 million. This represented payment of DIP Credit Agreement related expenses totaling $6.9 million and fees associated with the termination of the RPA totaling $0.7 million. These cash flows are included in Cash flows from operating activities on the Consolidated Statements of Cash Flows.

Net cash received from reorganization activities during the three months ended December 27, 2009, totaled $1.0 million and resulted from the sale of Valley Rail Service, Inc. This cash flow is included in Cash flows from investing activities on the Consolidated Statements of Cash Flows.

Subsequent to December 27, 2009, the Company recognized various reorganization items, including, but not limited to, (i) severance costs of $17.8 million related to the elimination of 230 corporate and administrative positions across the organization under the first phase of integration with JBS USA and (ii) expenses related to the elimination of unamortized pre-petition loan costs that totaled $17.7 million as of December 27, 2009.

Subsequent to December 27, 2009, the Company paid various reorganization expenses that were accrued as of December 27, 2009, including, but not limited to, (i) change-in-control costs related to the termination of certain executive employees totaling $12.3 million and (ii) incentive compensation totaling $12.3 million that was contingent upon confirmation by the Bankruptcy Court of a plan of reorganization that satisfied the requirements of the Bankruptcy Code.

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

From the Petition Date through the date that the Bankruptcy Court confirmed the Plan, the Company included indebtedness under the Prior Secured Credit Facilities and the Unsecured Notes in liabilities subject to compromise. Once the Plan was confirmed, these liabilities were no longer considered compromised and classification of these liabilities as either current or long-term at December 27, 2009, was based on our ability to refinance these liabilities on a long-term basis pursuant to ASC Subtopic 470-10-45. On December 28, 2009, the Company (i) used the proceeds received from borrowings under the Exit Credit Facility and available cash to repay indebtedness under the Prior Secured Credit Facilities totaling $1,398.0 million, (ii) used the proceeds received from the sale of the common stock of Reorganized PPC to JBS USA to repay indebtedness under the Unsecured Notes totaling $651.9 million and (iii) reinstated indebtedness under the Unsecured Notes totaling $5.1 million.

Because the indebtedness under the Prior Secured Credit Facilities and the Unsecured Notes was not considered to be compromised under the Plan, the Company has not adjusted its deferred financing costs related to these liabilities as a valuation of the allowed claim. Deferred financing costs of $17.7 million are included in Other Assets at December 27, 2009. The Company expensed these amounts on December 28, 2009, when it extinguished the related debt.

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

The Debtors rejected certain pre-petition executory contracts and unexpired leases with respect to the Debtors’ operations with the approval of the Bankruptcy Court. Damages resulting from rejection of executory contracts and unexpired leases are generally treated as general unsecured claims and classified as liabilities subject to compromise. Holders of pre-petition claims were required to file proofs of claims by the “general bar date” of June 1, 2009. A bar date is the date by which certain claims against the Debtors must be filed if the claimants wish to receive any distribution in the Chapter 11 cases. Creditors were notified of the general bar date and the requirement to file a proof of claim with the Bankruptcy Court. Differences between liability amounts estimated by the Debtors and claims filed by creditors are being investigated and, if necessary, the Bankruptcy Court will make a final determination of the allowable amount. Currently, the aggregate amount of claims filed by creditors exceeds the aggregate amount of claims recognized and estimated by the Debtors. Management believes the aggregate amount of claims presently recognized by the Debtors will ultimately not materially vary from the aggregate amount of claims allowed by the Bankruptcy Court. As the remaining general unsecured claims (excluding the indebtedness under the Unsecured Notes) are still subject to final determination, the Company has continued to classify these claims as subject to compromise as of December 27, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Liabilities subject to compromise consisted of the following:

December 27, 2009
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Condensed Combined Financial Information of Debtors

The following unaudited condensed combined financial information is presented for the Debtors as of December 27, 2009, or for the three months then ended (in thousands):

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

NOTE B—BASIS OF PRESENTATION

Consolidated Financial Statements

The accompanying unaudited consolidated financial statements of Pilgrim’s Pride Corporation (referred to herein as “Pilgrim’s,” “the Company,” “we,” “us,” “our” or similar terms) have been prepared in accordance with accounting principles generally accepted in the US for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the US Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the US for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments unless otherwise disclosed) considered necessary for a fair presentation have been included. Operating results for the three months ended December 27, 2009, are not necessarily indicative of the results that may be expected for the year ending December 26, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in Pilgrim’s Annual Report on Form 10-K for the year ended September 26, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

On December 28, 2009, the Company adopted the Restated Bylaws, which changed the Company’s fiscal year end from the Saturday nearest September 30 of each year to the last Sunday in December of each year. This change aligns the Company’s reporting cycle with the fiscal calendar of JBS USA. The change was effective with the Company’s 2010 fiscal year, which began on September 27, 2009, and will end on December 26, 2010, and resulted in an approximate three-month transition period which began September 27, 2009, and ended December 27, 2009. The Company now operates on the basis of a 52/53-week fiscal year that ends on the Sunday falling on or before December 31. As a result of the change in fiscal year, the Company is filing this transition report on Form 10-Q covering the transition period from September 27, 2009 to December 27, 2009. A quarterly report on Form 10-Q for the period from September 27, 2009 to December 26, 2009 was previously filed with the SEC. The reader should assume any reference we make to a particular year (for example, 2010) in this report applies to our fiscal year and not the calendar year.

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

Income (Loss) per Share

The following table presents the basis for the income (loss) per share computations:

	Three Months Ended
	December 27, 2009	December 27, 2008
	(In thousands, except per share data)

Numerator:
Income (loss) from continuing operations attributable to Pilgrim’s Pride Corporation	$33,613	$(229,354)
Income from discontinued business attributable to Pilgrim’s Pride Corporation	—	574

Net income (loss) attributable to Pilgrim’s Pride Corporation	$33,613	$(228,780)

Denominator:
Weighted average shares outstanding, basic	74,374	74,056
Effect of dilutive common stock equivalents	2,767	—

Weighted average shares outstanding, diluted	77,141	74,056

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

For a period of time, we continued to generate operating results and cash flows associated with our discontinued turkey business. These activities were transitional in nature. We entered into a short-term co-pack agreement with the acquirer of the discontinued turkey business under which they processed turkeys for sale to our customers through the end of calendar 2008. We had no remaining turkey inventories as of December 27, 2009, and did not recognize operating results related to our discontinued turkey business after the quarter ended March 28, 2009.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Since we did not recognize operating results related to our discontinued turkey business after the quarter ended March 28, 2009, there were no amounts related to our turkey business that required segregation from continuing operations for the three months ended December 27, 2009. The following amounts related to our turkey business were segregated from continuing operations and included in the line item Income from discontinued business, net of tax in the Consolidated Statement of Operations for the three months ended December 27, 2008:

Net sales	$26,514

Income from discontinued business before income taxes	$922
Income tax expense	(348)

Income from discontinued business, net of tax	$574

There were no remaining assets or liabilities related to our discontinued turkey business as of December 27, 2009, or September 26, 2009.

NOTE D—EXIT OR DISPOSAL ACTIVITIES

In 2008, 2009 and the three months ended December 27, 2009, the Company completed the following exit or disposal activities:

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

Significant activities that occurred during the twelve months ended December 27, 2009, were approved by the Bankruptcy Court, when required under the Bankruptcy Code, as part of the Company’s reorganization efforts. Significant activities that occurred during the twelve months ended December 27, 2008, were approved by the Company’s Board of Directors as part of a plan intended to curtail losses amid record-high costs for corn, soybean meal and other feed ingredients and an oversupply of chicken in the US. These activities began in March 2008 and were completed in June 2009. To date, these exit or disposal activities have eliminated approximately 12,600 positions and resulted in net charges totaling $50.9 million that were recognized primarily within the Company’s Chicken segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Results of operations for the three months ended December 27, 2009, and December 27, 2008, included restructuring charges totaling $4.5 million and $3.7 million, respectively, related to these actions. All of these restructuring charges, with the exception of certain lease continuation costs, have resulted in cash expenditures or will result in cash expenditures within one year. Results of operations for three months ended December 27, 2009, and December 27, 2008, also included adjustments totaling $2.1 million and $1.3 million, respectively, that reduced the accrued costs. These adjustments included the elimination of accrued severance costs in excess of actual severance costs incurred during the exit or disposal period and the elimination of accrued lease obligation costs in excess of settlement amounts for closed distribution centers in Jackson, Mississippi, and Oskaloosa, Iowa.

Costs incurred during the three months ended December 27, 2009, were primarily classified as reorganization items. Consistent with the Company’s previous practice and because management believes costs incurred during the three months ended December 27, 2008, were related to ceasing production at previously announced facilities and not directly related to the Company’s ongoing production, they were classified as a component of operating loss below gross profit.

The following table sets forth activity that was recorded through the Company’s accrued restructuring accounts during the three months ended December 27, 2009:

	Accrued Lease Obligation	Accrued Severance and Employee Retention	Accrued Other Restructuring Costs	Restructuring Inventory Reserves	Total
	(In thousands)
September 26, 2009	$1,642	$3,343	$8,111	$1,254	$14,350

Accruals	—	833	—	741	1,574
Payment /Disposal	(86)	(2,393)	(5,608)	(92)	(8,179)
Adjustments	(1,536)	(522)	—	—	(2,058)

December 27, 2009	$20	$1,261	$2,503	$1,903	$5,687

The Company also recognized losses totaling $2.9 million during the three months ended December 27, 2009, that were not recorded through its accrued restructuring accounts. These losses were related to sales of unneeded broiler eggs from and live flock depletion at processing complexes that were not closed as part of the Company’s reorganization efforts. These losses were recognized as components of gross profit rather than reorganization items.

Subsequent to December 27, 2009, the Company reduced its workforce by approximately 230 corporate and administrative positions across the organization under the first phase of its integration with JBS USA. The Company incurred severance costs of $17.8 million related to this action that were recognized as reorganization items primarily within the Company’s Chicken segment.

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

NOTE E—FAIR VALUE MEASUREMENT

The asset (liability) amounts recorded in the Consolidated Balance Sheet (carrying amounts) and the estimated fair values of financial instruments at December 27, 2009, consisted of the following:

	Carrying Amount	Fair Value	Reference
	(In thousands)
Cash and cash equivalents	$236,300	$236,300
Trade accounts and other receivables	311,501	311,501	Note F
Investments in available-for-sale securities	65,980	65,980
Long-term restricted cash and cash equivalents (a)	10,072	10,072
Accounts payable and accrued expenses	(597,483)	(597,483)	Note J
Public debt obligations(b)	(656,996)	(656,996)	Note K
Non-public credit facilities(b)	(1,465,476)	(1,465,476)	Note K

(a)	Long-term restricted cash and cash equivalents are included in Other assets on the Consolidated Balance Sheet.
(b)	The aggregate fair value of the Company’s public debt obligations and non-public credit facilities at December 27, 2009, was assumed to approximate the aggregate carrying value of these instruments at December 27, 2009. With the exception of public debt obligations totaling $5.1 million that were reinstated on December 28, 2009, these instruments were extinguished on December 28, 2009.

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

As of December 27, 2009, the Company held certain items that are required to be measured at fair value on a recurring basis. These included cash and cash equivalents, short-term investments in available-for-sale securities and long-term investments in available-for-sale securities. Cash equivalents consist of short-term, highly liquid, income-producing investments such as money market funds and other funds that have maturities of 90 days or less. Short-term investments in available-for-sale securities consist of short-term, highly liquid, income-producing investments such as municipal debt securities that have maturities of greater than 90 days but less than one year. Long-term investments in available-for-sale securities consist of income-producing investments such as municipal debt securities, corporate debt securities, equity securities and fund-of-funds units that have maturities of greater than one year.

The following items are measured at fair value on a recurring basis at December 27, 2009:

	Level 1	Level 2	Level 3	Total
	(In thousands)
Cash and cash equivalents	$233,045	$3,255	$—	$236,300
Short-term investments in available-for-sale securities	—	7,876	—	7,876
Long-term investments in available-for-sale securities	7,068	49,920	1,116	58,104
Long-term restricted cash and cash equivalents	10,072	—	—	10,072

The following table presents activity for the three months ended December 27, 2009, related to the Company’s investment in a fund of funds asset that is measured at fair value on a recurring basis using Level 3 inputs (in thousands):

Balance at September 26, 2009	$1,068
Included in other comprehensive income	48

Balance at December 27, 2009	$1,116

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

NOTE F—TRADE ACCOUNTS AND OTHER RECEIVABLES

Trade accounts and other receivables, less allowance for doubtful accounts, consisted of the following components:

	December 27, 2009	September 26, 2009
	(In thousands)
Trade accounts receivable	$307,389	$307,523
Other receivables	9,865	14,245

Receivables, gross	317,254	321,768
Allowance for doubtful accounts	(5,753)	(4,815)

Receivables, net	$311,501	$316,953

NOTE G—INVENTORIES

Inventories consisted of the following components:

	December 27, 2009	September 26, 2009
	(In thousands)
Chicken:
Live chicken and hens	$276,367	$287,858
Feed and eggs	196,849	206,137
Finished chicken products	249,230	249,732

Total chicken inventories	722,446	743,727

Other products:
Commercial feed, table eggs, retail farm store and other	$15,528	$16,927
Distribution inventories (other than chicken products)	2,836	3,215

Total other products inventories	18,364	20,142

Total inventories	$740,810	$763,869

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

NOTE H—FINANCIAL INSTRUMENTS

Investments in Securities

The following is a summary of our cash equivalents and current and long-term investments in available-for-sale securities:

	December 27, 2009		September 26, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Cash equivalents:
Fixed income securities	$3,213	$1,793	$3,414	$3,562
Equity securities	—	—	11	11
Other	44,176	44,176	35,617	35,617

Current investments:
Fixed income securities	$7,640	$7,876	$5,174	$5,302

Long-term investments:
Fixed income securities	$47,506	$49,920	$46,843	$49,477
Equity securities	6,756	7,057	6,595	6,769
Other	1,300	1,127	1,300	1,068

Maturities for the Company’s investments in fixed income securities as of December 27, 2009, were as follows:

	Amount	Percent
	(In thousands)
Matures in less than one year	$9,669	16.2%
Matures between one and two years	10,634	17.8%
Matures between two and five years	32,986	55.4%
Matures in excess of five years	6,300	10.6%

	$59,589	100.0%

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

NOTE I—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consisted of the following components:

	December 27, 2009	September 26, 2009
	(In thousands)

Land	$109,070	$109,532
Buildings, machinery and equipment	2,517,552	2,468,297
Autos and trucks	56,976	57,556
Construction-in-progress	46,174	74,943

Property, plant and equipment, gross	2,729,772	2,710,328
Accumulated depreciation	(1,255,065)	(1,210,852)

Property, plant and equipment, net	$1,474,707	$1,499,476

We recognized depreciation expense of $52.4 million and $56.1 million during the three months ended December 27, 2009, and December 27, 2008, respectively.

The Company closed processing complexes in Athens, Alabama, and Athens, Georgia, during the three months ended December 27, 2009; closed processing complexes in Douglas, Georgia, El Dorado, Arkansas, and Franconia, Pennsylvania, during the three months ended June 27, 2009; and closed processing complexes in Bossier City, Louisiana, and Clinton, Arkansas, during the three months ended December 27, 2008. Management is not certain that the Board of Directors or JBS USA would determine that it would be in the best interest of the Company to divest of these assets. Management is therefore not certain that it can or will divest of these assets within one year, is not actively marketing these assets, and, accordingly, has not classified them as assets held for sale. The Company continues to depreciate these assets. At December 27, 2009, the carrying amount of these idled assets was $108.2 million based on depreciable value of $192.7 million and accumulated depreciation of $84.5 million.

The Company currently classifies certain assets related to a closed processing complex in Dalton, Georgia, and closed distribution centers in Shreveport, Louisiana, and El Paso, Texas, as assets held for sale. At December 27, 2009, and September 26, 2009, the Company reported assets held for sale totaling $2.1 million and $0.5 million, respectively, in Prepaid expenses and other current assets on its Consolidated Balance Sheets.

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

NOTE J—ACCRUED EXPENSES

Accrued expenses not subject to compromise consisted of the following components:

	December 27, 2009	September 26, 2009
	(In thousands)
Compensation and benefits	$94,939	$107,850
Interest and debt maintenance	130,705	11,239
Self insurance	110,124	86,081
Other	65,041	104,089

Total accrued expenses	$400,809	$309,259

Subsequent to December 27, 2009, the Company accrued severance costs of $5.5 million related to the elimination of corporate and administrative positions across the organization under the first phase of integration with JBS USA.

Subsequent to December 27, 2009, the Company paid various obligations accrued as of December 27, 2009, including, but not limited to, (i) interest and debt maintenance fees of $129.9 million related to borrowings under the Prior Secured Credit Facilities and the Unsecured Notes, (ii) fees totaling $8.9 million to Pilgrim Interests, Ltd. in consideration of payment guarantees it provided on a portion of the Company’s indebtedness under the Prior Secured Credit Facilities, (iii) incentive compensation totaling $10.3 million awarded under the Pilgrim’s Pride Corporation FY2009 Performance Bonus Plan, (iv) incentive compensation totaling $2.0 million awarded under the CEO Employment Agreement, (v) incentive compensation totaling $2.7 million awarded under retention agreements between the Company and certain employees and (vi) incentive compensation of $0.6 million awarded under an incentive bonus plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For information on accrued exit or disposal costs, see Note D—Exit or Disposal Activities.

NOTE K—SHORT-TERM NOTES PAYABLE AND LONG-TERM DEBT

Short-term notes payable and long-term debt consisted of the following components:

	Maturity	December 27, 2009	September 26, 2009
		(In thousands)
Short-term notes payable:
The DIP Credit Agreement with notes payable at 8.00% plus the greatest of the facility agent’s prime rate, the average federal funds rate plus 0.50%, or LIBOR plus 1.00%	2010	$—	$—

Long-term debt:
Senior unsecured notes, at 7 5/8%	2015	$400,000	$400,000
Senior subordinated unsecured notes, at 8 3/8%	2017	250,000	250,000
The Pre-petition BMO Facility with notes payable at LIBOR plus 1.25% to LIBOR plus 2.75%	2013	269,306	218,936
The ING Credit Agreement (defined below) with notes payable at LIBOR plus 1.65% to LIBOR plus 3.125%	2011	43,214	41,062
The Pre-petition CoBank Facility with four notes payable at LIBOR plus a spread, one note payable at 7.34% and one note payable at 7.56%	2016	1,126,398	1,126,398
Other	Various	8,554	8,698

Long-term debt		2,097,472	2,045,094
Less: Current maturities of long-term debt		(238,072)	—
Less: Long-term debt subject to compromise		—	(2,004,032)

Long-term debt, less current maturities		$1,859,400	$41,062

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Debt Obligations

As previously discussed, on December 1, 2008, the Debtors filed voluntary petitions in the Bankruptcy Court seeking reorganization relief under the Bankruptcy Code. The filing of the bankruptcy petitions constituted an event of default under the Prior Secured Credit Facilities and the Unsecured Notes. The aggregate principal amount owed under these credit facilities and notes was $2,052.7 million as of December 27, 2009. As a result of such event of default, all obligations under these credit facilities became automatically and immediately due and payable, subject to an automatic stay of any action to collect, assert, or recover a claim against the Company and the application of applicable bankruptcy law. As a result of the Company’s Chapter 11 filing, after December 1, 2008, the Company accrued interest incurred on the Prior Secured Credit Facilities at the default rate, which is two percentage points above the interest rate otherwise applicable under the respective credit facilities. Upon a default, the agreements related to the Unsecured Notes call for the accrual of interest after December 1, 2008, at a default rate that is two percentage points above the interest rate otherwise applicable under the associated note agreements. The Company does not, however, believe that it incurred a default under the terms of the Unsecured Notes and accordingly has elected to accrue interest incurred on the Unsecured Notes, for accounting purposes, at the interest rate otherwise applicable under the associated note agreements until such time, if any, that the Bankruptcy Court requires the payment of default interest incurred on the Unsecured Notes. Had the Company accrued interest incurred on the Unsecured Notes at the default rate, it would have recognized additional interest expense totaling $3.3 million during the three months ended December 27, 2009.

The Company classified indebtedness under the Prior Secured Credit Facilities and the Unsecured Notes as either current or long-term at December 27, 2009, based on its ability to refinance these liabilities on a long-term basis pursuant to ASC Subtopic 470-10-45. On December 28, 2009, the Company (i) used the proceeds received from borrowings under the Exit Credit Facility and available cash to repay indebtedness under the Prior Secured Credit Facilities totaling $1,398.0 million, (ii) used the proceeds received from the sale of the common stock of Reorganized PPC to JBS USA to repay indebtedness under the Unsecured Notes totaling $651.9 million and (iii) reinstated indebtedness under the Unsecured Notes totaling $5.1 million.

DIP Credit Agreement. On December 2, 2008, the Bankruptcy Court granted interim approval authorizing the Company and the US Subsidiaries to enter into the Initial DIP Credit Agreement with the DIP Agent and the lenders party thereto. On December 2, 2008, the Company, the US Subsidiaries and the other parties entered into the Initial DIP Credit Agreement, subject to final approval of the Bankruptcy Court. On December 30, 2008, the Bankruptcy Court granted final approval authorizing the Company and the Subsidiaries to enter into the DIP Credit Agreement. During the three months ended December 27, 2009, there were no outstanding borrowings under the DIP Credit Agreement. During the three months ended December 27, 2008, average outstanding borrowings and the weighted average interest rate under the DIP Credit Agreement were $120.4 million and 11.86%, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

On December 1, 2009, the maturity date of the DIP Credit Agreement was extended from December 1, 2009, to January 31, 2010, and the lender commitments under the DIP Credit Agreement were reduced to $250 million.

Actual borrowings by the Company under the DIP Credit Agreement were subject to a borrowing base, which is a formula based on certain eligible inventory and eligible receivables. As of December 27, 2009, the applicable borrowing base and the amount available for borrowings under the DIP Credit Agreement were both $250.0 million as there were no outstanding borrowings under the DIP Credit Agreement. Pursuant to the Plan and the Confirmation Order, on the Effective Date, the DIP Credit Agreement was terminated.

ING Credit Agreement. On September 25, 2006, a subsidiary of the Company, Avícola Pilgrim’s Pride de México, S. de R.L. de C.V. (the “Mexico Borrower”), entered into a secured revolving credit agreement (the “ING Credit Agreement”) with ING Capital, LLC, as agent (the “Mexico Agent”) and the lenders party thereto (the “Mexico Lenders”). The ING Credit Agreement has a final maturity date of September 25, 2011 and a revolving commitment of 558 million Mexican pesos, a US dollar-equivalent 43.2 million at December 27, 2009.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

NOTE L—INCOME TAXES

The Company recorded an income tax benefit of $102.4 million, a 149.6% effective tax rate, for the three months ended December 27, 2009, compared to income tax expense of $0.3 million, a 0% effective tax rate, for the three months ended December 27, 2008. The income tax benefit for the three months ended December 27, 2009, was primarily the result of the Company’s release of valuation allowance because of new provisions that increased US federal net operating loss carryback potential net of tax expense for new tax legislation enacted in Mexico.

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

On November 6, 2009, H.R. 3548 was signed into law and included a provision that allowed most business taxpayers an increased carryback period for net operating losses incurred in 2008 or 2009. The effects of a change in tax law are taken into account during the interim period in which the law is enacted. During the three months ended December 27, 2009, the Company utilized $547.7 million of its US federal net operating losses under the expanded carryback provisions of H.R. 3548. Accordingly, the Company filed a claim for refund of $169.7 million with the Internal Revenue Service under the provisions of H.R. 3548. As a result, the Company released valuation allowance that had been recorded on its US federal net operating losses in the amount of $109.3 million. As of December 27, 2009, the Company’s valuation allowance was $59.8 million of which $27.5 million related to US state net operating losses and credit carryforwards and $32.3 million related to Mexico operations.

On October 31, 2009, the Mexican Congress enacted tax reform that became effective January 1, 2010. Under the provisions of the new law, the corporate tax rate will increase from 28% to 30% beginning in calendar year 2010, decrease from 30% to 29% in calendar year 2013, and return to 28% in calendar year 2014. Also, beginning in calendar year 2010, the tax reform will treat most consolidated income tax return benefits as temporary benefits for which deferred taxes must be paid once a five-year period has elapsed. For deferred taxes generated in calendar year 2006, the tax must be paid as follows: 25% in each of calendar years 2012 - 2013, 20% in calendar year 2014, and 15% in each of calendar years 2015 - 2016. Additionally, under the new bill, there are recapture rules that apply to separate company losses (post calendar year 1998) utilized in consolidation whereby the losses must be recaptured within five years instead of ten years if the separate company does not generate income to offset the losses. The tax impact of the new law recognized during the three months ended December 27, 2009, is $15.4 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

For the three months ended December 27, 2009, the Company generated additional net operating losses from stock compensation deductions in excess of expenses recognized for financial reporting purposes (excess tax benefits). Excess tax benefits are realized when they reduce taxes payable, as determined using a “with and without” method, and are credited to additional paid-in capital when realized. The Company has not recorded an excess tax benefit of $22.2 million as of December 27, 2009, from excess stock-based compensation deductions expected to be taken on our tax return for which a benefit has not yet been realized.

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

NOTE M—RELATED PARTY TRANSACTIONS

During the three months ended December 27, 2009, Lonnie A. “Bo” Pilgrim was the Senior Chairman of the Company. Mr. Pilgrim ceased being Senior Chairman on the Effective Date; however, he remains a director of the Company. Mr. Pilgrim and certain entities related to Mr. Pilgrim are, collectively, the major stockholder of the Company (the “Major Stockholder”).

Cash transactions with the Major Stockholder are summarized below.

	Three Months Ended
	December 27, 2009	December 27, 2008
	(In thousands)

Loan guaranty fees	$—	$1,473
Contract grower pay	185	179
Lease payments on commercial egg property	188	188
Other sales to major stockholder	146	243
Lease payments and operating expenses on airplane	—	68

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Until the Effective Date, Pilgrim Interests, Ltd., an entity related to Lonnie A. “Bo” Pilgrim, guaranteed a portion of the Company’s debt obligations. In consideration of such guarantees, the Company has paid Pilgrim Interests, Ltd. a quarterly fee equal to 0.25% of one-half of the average aggregate outstanding balance of such guaranteed debt. Pursuant to the terms of the DIP Credit Agreement, the Company could not pay any loan guarantee fees during the Chapter 11 case without the consent of the lenders party thereto. At December 27, 2009, the Company had accrued loan guaranty fees totaling $8.9 million. The Company paid these fees after emerging from bankruptcy on December 28, 2009.

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

At December 27, 2009, the Company was party to outstanding standby letters of credit totaling $2.3 million that affected the amount of funds available for borrowing under the Pre-petition BMO Facility.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

NOTE O—BUSINESS SEGMENTS

We operate in two reportable business segments, as (i) a producer and seller of chicken products and (ii) a seller of other products:

	Three Months Ended
	December 27, 2009	December 27, 2008
	(In thousands)
Net sales to customers:
Chicken:
United States	$1,334,205	$1,586,965
Mexico	127,556	136,051

Total chicken	1,461,761	1,723,016

Other products:
United States	132,500	144,784
Mexico	8,473	9,191

Total other products	140,973	153,975

Net sales to customers	$1,602,734	$1,876,991

Operating income (loss):
Chicken:
United States	$2,956	$(179,448)
Mexico	(3,655)	(7,217)

Total chicken	(699)	(186,665)

Other products:
United States	8,199	8,965
Mexico	1,607	1,881

Total other products	9,806	10,846

Operational restructuring charges	(2,877)	—
Administrative restructuring charges, net	1,359	(2,422)

Operating income (loss)	$7,589	$(178,241)

Depreciation and amortization(a)(b):
Chicken:
United States	$50,216	$53,609
Mexico	2,274	2,437

Total chicken	52,490	56,046

Other products:
United States	4,160	4,054
Mexico	55	58

Total other products	4,215	4,112

Depreciation and amortization	$56,705	$60,158

(a)	Includes amortization of capitalized financing costs of $1.4 million and $1.5 million recognized in the three months ended December 27, 2009, and the three months ended December 27, 2008, respectively.
(b)	Includes amortization of intangible assets of $2.5 million recognized in both the three months ended December 27, 2009, and the three months ended December 27, 2008.

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

Executive Summary

We reported net income attributable to Pilgrim’s Pride Corporation of $33.6 million, or $0.44 per diluted common share, for the three months ended December 27, 2009, which included gross profit of $82.6 million. As of December 27, 2009, our accumulated deficit totaled $435.8 million. During the three months ended December 27, 2009, we used $4.1 million of cash from operations. At December 27, 2009, we had cash and cash equivalents totaling $236.3 million. In addition, we incurred reorganization costs of $32.7 million in the three months ended December 27, 2009. These costs included (i) certain incentive compensation costs that were contingent upon confirmation by the Bankruptcy Court (as defined below) of a plan of reorganization that satisfied the requirements of the Bankruptcy Code (defined below), (ii) professional fees charged for post-petition reorganization services and (iii) severance and other costs related to post-petition facility closures and reduction-in-force (“RIF”) actions.

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

The following table compares the highest and lowest prices reached on nearby futures for one bushel of corn and one ton of soybean meal during the current year and previous four years:

	Corn		Soybean Meal
	Highest Price	Lowest Price	Highest Price	Lowest Price
2010:
Transition Period	$4.13	$3.31	$336.00	$272.00
2009:
Fourth Quarter	3.83	3.00	424.00	276.00
Third Quarter	4.50	3.61	433.40	278.00
Second Quarter	4.28	3.38	326.00	264.80
First Quarter	5.24	2.90	302.00	237.00
2008:
Fourth Quarter	7.50	4.86	455.50	312.00
Third Quarter	7.63	5.58	427.90	302.50
Second Quarter	5.70	4.49	384.50	302.00
First Quarter	4.57	3.35	341.50	254.10
2007	4.37	2.62	286.50	160.20
2006	2.68	1.86	204.50	155.80

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

In 2008, 2009 and the three months ended December 27, 2009, we completed the following exit or disposal activities:

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

Significant actions that occurred during the twelve months ended December 27, 2009, were approved by the Bankruptcy Court (as defined below), when required under the Bankruptcy Code (as defined below), as part of our reorganization efforts. Significant actions that occurred during the twelve months ended December 27, 2008, were approved by our Board of Directors as part of a plan intended to curtail losses amid record-high costs for corn, soybean meal and other feed ingredients and an oversupply of chicken in the US. These actions began in March 2008 and were completed in June 2009. To date, these exit or disposal activities have eliminated approximately 12,600 positions and resulted in net charges totaling $50.9 million that were recognized primarily within the Company’s Chicken segment.

Results of operations for the three months ended December 27, 2009, and December 27, 2008, included restructuring charges totaling $4.5 million and $3.7 million, respectively, related to these actions. All of these restructuring charges, with the exception of certain lease continuation costs, have resulted in cash expenditures or will result in cash expenditures within one year. Results of operations for three months ended December 27, 2009, and December 27, 2008, also included adjustments totaling $2.1 million and $1.3 million, respectively, that reduced the accrued costs. These adjustments included the elimination of accrued severance costs in excess of actual severance costs incurred during the exit or disposal period and the elimination of accrued lease obligation costs in excess of settlement amounts for closed distribution centers in Jackson, Mississippi, and Oskaloosa, Iowa.

After December 27, 2009, the Company recognized various reorganization items, including, but not limited to, (i) severance costs of $17.8 million related to the elimination of 230 corporate and administrative positions across the organization under the first phase of integration with JBS USA and (ii) expenses related to the elimination of unamortized pre-petition loan costs that totaled $17.7 million as of December 27, 2009. After December 27, 2009, the Company also recognized and paid change-in-control costs incurred primarily related to the termination of certain executive employees totaling $12.3 million. These expenses will be recognized in the quarter ending March 28, 2010.

After December 27, 2009, the Company also paid incentive compensation that was accrued as of December 27, 2009, under the Pilgrim’s Pride Corporation FY2009 Performance Bonus Plan and the under the Amended and Restated Employment Agreement between the Company and its Chief Executive Officer totaling $12.3 million, which were contingent upon confirmation by the Bankruptcy Court of a plan of reorganization that satisfied the requirements of the Bankruptcy Code. Further, the Company paid various obligations accrued as of December 27, 2009, that were not related to the reorganization, including, but not limited to, (i) interest and debt maintenance fees of $129.9 million related to borrowings under the Prior Secured Credit Facilities and the Unsecured Notes, (ii) fees totaling $8.9 million to Pilgrim Interests, Ltd. in consideration of payment guarantees it provided on a portion of the Company’s indebtedness under the Prior Secured Credit Facilities, (iii) incentive compensation totaling $2.7 million awarded under retention agreements between the Company and certain employees and (iv) incentive compensation of $0.6 million awarded under an incentive bonus plan. On December 28, 2009, the Company also paid loan costs totaling $50.0 million related to the Exit Credit Facility that it recognized as an asset on its balance sheet. The Company will amortize these capitalized costs to expense over the life of the Exit Credit Facility.

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

The DIP Credit Agreement provided for an original aggregate commitment of up to $450 million, which permitted borrowings on a revolving basis. The commitment included a $25 million sub-limit for swingline loans and a $20 million sub-limit for letters of credit. Outstanding borrowings under the DIP Credit Agreement bore interest at a per annum rate equal to 8.0% plus the greatest of (i) the prime rate as established by the DIP Agent from time to time, (ii) the average federal funds rate plus 0.5%, or (iii) the LIBOR rate plus 1.0%, payable monthly. During the three months ended December 27, 2009, there were no outstanding borrowings under the DIP Credit Agreement. During the three months ended December 27, 2008, average outstanding borrowings and the weighted average interest rate under the DIP Credit Agreement were $120.4 million and 11.86%, respectively. The loans under the Initial DIP Credit Agreement were used to repurchase all receivables sold under the Company’s Amended and Restated Receivables Purchase Agreement dated September 26, 2008, as amended (the “RPA”). Loans under the DIP Credit Agreement were also used to fund the working capital requirements of the Company and its subsidiaries according to a budget as approved by the required lenders under the DIP Credit Agreement.

Actual borrowings by the Company under the DIP Credit Agreement were subject to a borrowing base, which is a formula based on certain eligible inventory and eligible receivables. As of December 27, 2009, the applicable borrowing base and the amount available for borrowings under the DIP Credit Agreement were both $250.0 million as there were no outstanding borrowings under the DIP Credit Agreement.

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

Section 1128(a) of the Bankruptcy Code required the Bankruptcy Court, after appropriate notice, to hold a hearing on confirmation of a plan of reorganization. The confirmation hearing on the Plan occurred on December 8 and 9, 2009. On December 10, 2009, the Bankruptcy Court entered the Confirmation Order approving and confirming the Plan. The Company emerged from its Chapter 11 bankruptcy proceedings on the Effective Date, the day after its transition period closed on December 27, 2009.

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

On the Effective Date, which was the day after our transition period closed on December 27, 2009, the Company’s common stock outstanding immediately prior to the effectiveness of the Plan was cancelled and converted into the right to receive shares of common stock, par value $0.01 per share, of Reorganized PPC based on a one-for-one exchange ratio, which constitutes 36% of the total number of shares of common stock of Reorganized PPC issued pursuant to the Plan. The remaining shares of common stock of Reorganized PPC, constituting 64% of the total issued pursuant to the Plan and outstanding on the Effective Date, were issued to the Plan Sponsor, a wholly-owned indirect subsidiary of JBS S.A., a Brazil-based meat producer, for $800 million in cash pursuant to the terms and condition of a Stock Purchase Agreement (the “SPA”) entered into by the Company and the Plan Sponsor on September 16, 2009, as amended (the “Acquisition”). Proceeds from the sale of the common stock of Reorganized PPC to JBS USA were used to fund cash distributions to unsecured creditors. Effective December 29, 2009, the NYSE listed the common stock of Reorganized PPC and it is now quoted under the ticker symbol “PPC.”

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

Business Segments

We operate in two reportable business segments, as (1) a producer and seller of chicken products and (2) a seller of other products.

	Three Months Ended
	December 27, 2009	December 27, 2008
	(In thousands)

Net sales to customers:
Chicken:
United States	$1,334,205	$1,586,965
Mexico	127,556	136,051

Total chicken	1,461,761	1,723,016

Other products:
United States	132,500	144,784
Mexico	8,473	9,191

Total other products	140,973	153,975

Net sales to customers	$1,602,734	$1,876,991

Operating income (loss):
Chicken:
United States	$2,956	$(179,448)
Mexico	(3,655)	(7,217)

Total chicken	(699)	(186,665)

Other products:
United States	8,199	8,965
Mexico	1,607	1,881

Total other products	9,806	10,846

Operational restructuring charges	(2,877)	—
Administrative restructuring charges, net	1,359	(2,422)

Operating income (loss)	$7,589	$(178,241)

Depreciation and amortization(a)(b):
Chicken:
United States	$50,216	$53,609
Mexico	2,274	2,437

Total chicken	52,490	56,046

Other products:
United States	4,160	4,054
Mexico	55	58

Total other products	4,215	4,112

Depreciation and amortization	$56,705	$60,158

(a)	Includes amortization of capitalized financing costs of $1.4 million and $1.5 million recognized in the three months ended December 27, 2009, and the three months ended December 27, 2008, respectively.
(b)	Includes amortization of intangible assets of $2.5 million recognized in both the three months ended December 27, 2009, and the three months ended December 27, 2008.

The following table presents certain items as a percentage of net sales for the periods indicated:

	Three Months Ended
	December 27, 2009	December 27, 2008

Net sales	100.0%	100.0%
Cost of sales	94.7%	104.4%
Operational restructuring charges	0.2%	—%
Gross profit (loss)	5.1%	(4.4)%
Selling, general and administrative (“SG&A”) expenses	4.8%	4.9%
Administrative restructuring charges, net	(0.1)%	0.2%
Operating income (loss)	0.4%	(9.5)%
Interest expense	2.8%	2.1%
Reorganization items	2.0%	0.7%
Loss from continuing operations before income taxes	(4.3)%	(12.2)%
Income (loss) from continuing operations	2.1%	(12.2)%
Net income (loss)	2.1%	(12.2)%
Net loss attributable to noncontrolling interest	—%	0.0%
Net income (loss) attributable to Pilgrim’s Pride Corporation	2.1%	(12.2)%

Results of Operations

Three Months Ended December 27, 2009, Compared to Three Months Ended December 27, 2008

Net sales. Net sales generated in the three months ended December 27, 2009, decreased $274.3 million, or 14.6%, from net sales generated in the three months ended December 27, 2008. The following table provides net sales information:

	Three Months Ended December 27, 2009	Change from Three Months Ended December 27, 2008
Source		Amount	Percent
	(In thousands, except percent data)

Chicken:
United States	$1,334,205	$(252,760)	(15.9	)% (a)
Mexico	127,556	(8,495)	(6.2	)% (b)

Total chicken	1,461,761	(261,255)	(15.2)%

Other products:
United States	132,500	(12,284)	(8.5	)% (c)
Mexico	8,473	(718)	(7.8)%

Total other products	140,973	(13,002)	(8.4)%

Total net sales	$1,602,734	$(274,257)	(14.6)%

(a)	US chicken sales generated in the three months ended December 27, 2009, decreased 15.9% from US chicken sales generated in the three months ended December 27, 2008. Sales volume decreased 16.5% primarily because of previously announced production cutbacks and subsequent reorganization efforts. Net revenue per pound sold increased 0.7% from the prior year.
(b)	Mexico chicken sales generated in the three months ended December 27, 2009, decreased 6.2% from Mexico chicken sales generated in the three months ended December 27, 2008. Sales volume increased 3.9% from the prior year because of increased demand during this winter holiday season over that of the previous year. Net revenue per pound sold decreased 9.8% from the prior year primarily because of current unfavorable economic conditions in Mexico. In an effort to increase demand for chicken products, the industry lowered prices.

(c)	US sales of other products generated in the three months ended December 27, 2009, decreased 8.5% from US sales of other products generated in the three months ended December 27, 2008, mainly as the result of reduced sales volumes for table eggs, offal, and resale ingredients. Resale ingredients represent products, such as chicken fat, that the Company will purchase from third parties for resale.

Gross profit. Gross profit improved by $166.0 million, or 199.0%, from a loss of $83.4 million incurred in the three months ended September 27, 2008, to a profit of $82.6 million generated in the three months ended December 27, 2009. The following table provides gross profit information.

	Three Months Ended December 27, 2009	Change from Three Months Ended December 27, 2008		Percent of Net Sales
				Three Months Ended December 27,
Components		Amount	Percent	2009	2008

Net sales	$1,602,734	$(274,257)	(14.6)%	100.0%	100.0%
Cost of sales	1,517,273	(443,100)	(22.6)%	94.7%	104.4	% (a)
Operational restructuring charges	2,877	2,877	NA	0.2%	—%

Gross profit	$82,584	$165,966	199.0%	5.1%	(4.4	)% (b)

(a)	Cost of sales incurred by the US operations during the three months ended December 27, 2009, decreased $432.5 million from cost of sales incurred by the US operations during the three months ended December 27, 2008. This decrease occurred primarily because of the cost-savings impact of prior-period production cutbacks, decreased feed ingredient purchases and decreased corn prices during the three months ended December 27, 2009, and an aggregate net loss of $21.4 million recognized by us during the three months ended December 27, 2008, on derivative financial instruments. We did not participate in any derivative financial instrument transactions in the three months ended December 27, 2009. Cost of sales incurred by the Mexico operations during the three months ended December 27, 2009, decreased $10.6 million from cost of sales incurred by the Mexico operations during the three months ended December 27, 2008, primarily because of decreased net sales and decreased feed ingredient costs.
(b)	Gross profit as a percent of net sales generated in the three months ended December 27, 2009, increased 9.5 percentage points from gross profit as a percent of sales generated in the three months ended December 27, 2008, primarily because of the cost-savings impact of prior-period production cutbacks and decreased corn costs experienced during the transition period.
NA	Not applicable.

Operating income. Operating income improved by $185.8 million, or 104.3%, from a loss of $178.2 million incurred in the three months ended December 27, 2008, to income of $7.6 million generated in the three months ended December 27, 2009. The following tables provide operating loss information.

Source	Three Months Ended December 27, 2009	Change from Three Months Ended December 27, 2008
		Amount	Percent
	(In thousands, except percent data)

Chicken:

United States	$2,956	$182,404	101.6%

Mexico	(3,655)	3,562	49.4%

Total chicken	(699)	185,966	99.6%

Other products:

United States	8,199	(766)	(8.5)%

Mexico	1,607	(274)	(14.6)%

Total other products	9,806	(1,040)	(9.6)%

Operational restructuring charges, net	(2,877)	(2,877)	NA

Administrative restructuring charges	1,359	3,781	(156.1)%

Total operating income	$7,589	$185,830	104.3%

Components	Three Months Ended December 27, 2009	Change from Three Months Ended December 27, 2008		Percent of Net Sales
				Three Months Ended December 27,
		Amount	Percent	2009	2008

Gross profit	$82,584	$165,966	199.0%	5.1%	(4.4)%
SG&A expenses	76,354	(16,083)	(17.4)%	4.8%	4.9	% (a)
Administrative restructuring charges	(1,359)	(3,781)	(156.1)%	(0.1)%	0.2%

Operating income	$7,589	$185,830	104.3%	0.4%	(9.5	)% (b)

(a)	SG&A expenses incurred by the US operations during the three months ended December 27, 2009, decreased 16.5% from SG&A expenses incurred by the US operations during the three months ended December 27, 2008, primarily because of reductions in employee compensation and related benefit costs resulting from restructuring actions taken in 2009.
(b)	Operating income as a percent of net sales incurred in the three months ended December 27, 2009, improved 9.9 percentage points from operating loss as a percent of net sales incurred in the three months ended December 27, 2008, primarily because of the improvement in gross profit performance and the positive impact of 2009 restructuring actions on SG&A expenses.
NA	Not applicable.

Interest expense. Interest expense increased 12.9% to $44.7 million recognized in the three months ended December 27, 2009, from $39.6 million recognized in the three months ended December 27, 2008, primarily because of increased borrowings and increased interest rates recognized on several of the non-public credit facilities. As a percent of net sales, interest expense recognized in the three months ended December 27, 2009, increased to 2.8% from 2.1% recognized in the three months ended December 27, 2008.

Reorganization items. Net reorganization costs increased 147.0% to $32.7 million recognized in the three months ended December 27, 2009, from $13.3 million recognized in the three months ended December 27, 2008. Costs recognized in the three months ended December 27, 2009, included certain incentive compensation costs that were contingent upon confirmation by the Bankruptcy Court of a plan of reorganization the satisfied the requirements of the Bankruptcy Code, professional fees charged for post-petition reorganization services, and severance and other costs related to post-petition facility closures and RIF actions. Costs recognized in the three months ended December 27, 2008, included professional fees charged for post-petition reorganization services, finance costs related to the DIP Credit Agreement and fees associated with the termination of the RPA on December 3, 2008.

Income taxes. We recognized an income tax benefit of $102.4 million for the three months ended December 27, 2009, compared to income tax expense of $0.3 million for the three months ended December 27, 2008. The income tax benefit for the three months ended December 27, 2009, was primarily the result of the Company’s release of valuation allowance because of new provisions that increased US federal net operating loss carryback potential net of tax expense for new legislation enacted in Mexico.

Loss from operation of discontinued business. We generated income from the operation of our discontinued turkey business of $0.9 million ($0.6 million, net of tax) in the three months ended December 27, 2008. Net sales generated by the discontinued turkey business in the three months ended December 27, 2008, were $26.5 million. There were no net sales or operating results generated by the discontinued turkey business in the three months ended December 27, 2009.

Net income (loss) attributable to noncontrolling interests. For the three months ended December 27, 2009, we recognized net income attributable to noncontrolling interests in three of our consolidated subsidiaries of $0.3 million. For the three months ended December 27, 2008, we recognized net losses attributable to noncontrolling interests in three of our consolidated subsidiaries of $0.1 million.

Liquidity and Capital Resources

The following table presents our available sources of liquidity as of December 27, 2009:

Source of Liquidity(b)	Facility Amount	Amount Outstanding	Available
	(In millions)

Cash and cash equivalents	$—	$—	$236.3
Investments in available-for-sale securities	—	—	7.9
Debt facilities:
DIP Credit Agreement	250.0	—	250.0	(a)
ING Credit Facility (defined below)	43.2	43.2	—

(a)	Actual borrowings by us under the DIP Credit Agreement are subject to a borrowing base, which is a formula based on certain eligible inventory and eligible receivables. The borrowing base at December 27, 2009, was $250.0 million.
(b)	On December 28, 2009, we entered into the Exit Credit Facility (defined below).

At December 27, 2009, we had $269.3 million outstanding under the Pre-petition BMO Credit Facility and $1,126.4 million outstanding under the Pre-petition CoBank Credit Facility. On that date, we were also party to outstanding standby letters of credit totaling $2.3 million. Pursuant to the Plan and the Confirmation Order, on the Effective Date, the following agreements were terminated: (i) the DIP Credit Agreement, (ii) the Pre-petition BMO Facility, and (iii) the Pre-petition CoBank Facility. The proceeds of the Exit Credit Facility were used to repay the amounts outstanding under the Prior Secured Credit Facilities. For additional information concerning the terms of the Exit Credit Facility, see “—Debt Obligations” below.

Debt Obligations

During the three months ended December 27, 2009, the Company borrowed $60.4 million and repaid $10.0 million under the Pre-petition BMO Facility and repaid $0.1 million under other facilities. The funds borrowed under the Pre-petition BMO Facility resulted from beneficiary draws against standby letters of credit issued under the Pre-petition BMO Facility.

As previously discussed, on December 1, 2008, the Debtors filed voluntary petitions in the Bankruptcy Court seeking reorganization relief under the Bankruptcy Code. The filing of the bankruptcy petitions constituted an event of default under the Prior Secured Credit Facilities and Unsecured Notes. The aggregate principal amount owed under these credit facilities and notes was $2,052.7 million as of December 27, 2009. As a result of such event of default, all obligations under these credit facilities became automatically and immediately due and payable, subject to an automatic stay of any action to collect, assert, or recover a claim against the Company and the application of applicable bankruptcy law. As a result of the Company’s Chapter 11 filing, after December 1, 2008, the Company accrued interest incurred on the Prior Secured Credit Facilities at the default rate, which is two percentage points above the interest rate otherwise applicable under the respective credit facilities. Upon a default, the agreements related to the Unsecured Notes call for the accrual of interest after December 1, 2008, at a default rate that is two percentage points above the interest rate otherwise applicable under the associated note agreements. The Company does not, however, believe that it incurred a default under the terms of Unsecured Notes and accordingly has elected to accrue interest incurred on the Unsecured Notes, for accounting purposes, at the interest rate otherwise applicable under the associated note agreements until such time, if any, that the Bankruptcy Court requires the payment of default interest incurred on the Unsecured Notes. Had the Company accrued interest incurred on the Unsecured Notes at the default rate, it would have recognized additional interest expense totaling $3.3 million during the three months ended December 27, 2009.

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

DIP Credit Agreement. On December 2, 2008, the Bankruptcy Court granted interim approval authorizing the Company and the US Subsidiaries to enter into the Initial DIP Credit Agreement with the DIP Agent and the lenders party thereto. On December 2, 2008, the Company, the US Subsidiaries and the other parties entered into the Initial DIP Credit Agreement, subject to final approval of the Bankruptcy Court. On December 30, 2008, the Bankruptcy Court granted final approval authorizing the Company and the Subsidiaries to enter into the DIP Credit Agreement. During the three months ended December 27, 2009, there were no outstanding borrowings under the DIP Credit Agreement. During the three months ended December 27, 2008, average outstanding borrowings and the weighted average interest rate under the DIP Credit Agreement were $120.4 million and 11.86%, respectively.

On December 1, 2009, the maturity date of the DIP Credit Agreement was extended from December 1, 2009, to January 31, 2010, and the lender commitments under the DIP Credit Agreement were reduced to $250 million.

Actual borrowings by the Company under the DIP Credit Agreement were subject to a borrowing base, which is a formula based on certain eligible inventory and eligible receivables. As of December 27, 2009, the applicable borrowing base and the amount available for borrowings under the DIP Credit Agreement were both $250.0 million as there were no outstanding borrowings under the DIP Credit Agreement. Pursuant to the Plan and the Confirmation Order, on the Effective Date, the DIP Credit Agreement was terminated.

ING Credit Agreement. On September 25, 2006, a subsidiary of the Company, Avícola Pilgrim’s Pride de México, S. de R.L. de C.V. (the “Mexico Borrower”), entered into a secured revolving credit agreement (the “ING Credit Agreement”) with ING Capital, LLC, as agent (the “Mexico Agent”) and the lenders party thereto (the “Mexico Lenders”). The ING Credit Agreement has a final maturity date of September 25, 2011 and a revolving commitment of 558 million Mexican pesos, a US dollar-equivalent 43.2 million at December 27, 2009.

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

Historical Flow of Funds

Cash used in operating activities was $4.1 million and $111.7 million for the three months ended December 27, 2009, and December 27, 2008, respectively. The improvement in cash flows from operating activities was primarily the result of favorable changes in net working capital as well as net income generated in the three months ended December 27, 2009, as compared to a net loss incurred in the three months ended December 27, 2008.

Our working capital position decreased $199.6 million to a surplus of $658.4 million and a current ratio of 1.77 at December 27, 2009, compared with a surplus of $858.0 million and a current ratio of 2.69 at September 26, 2009, primarily because of a significant increase in current maturities of long-term debt and the other working capital changes discussed below.

Trade accounts and other receivables decreased $5.5 million, or 1.7%, to $311.5 million at December 27, 2009, from $317.0 million at September 26, 2009. This decrease resulted primarily from the receipt of funds against vendor accounts receivable.

Inventories decreased $23.1 million, or 3.0%, to $740.8 million at December 27, 2009, from $763.9 million at September 26, 2009 due to lower feed ingredient prices and the impact of several restructuring actions taken by the Company. These actions include the Company’s previously announced production cutbacks and plant closures that resulted in reduced live flock inventories, feed inventories, and packaging and other supplies inventories.

Prepaid expenses and other current assets decreased $7.8 million, or 17.3%, to $37.2 million at December 27, 2009, from $45.0 million at September 27, 2008. This decrease resulted primarily from the payment of deferred compensation from the trust on December 2, 2009.

Accounts payable increased $14.5 million, or 8.0%, to $196.7 million at December 27, 2009, from $182.2 million at September 26, 2009 because the Company was able to transact more credit purchases during December 2009 than it could during December 2008. During the three months ended December 27, 2008, many vendors demanded cash on delivery following the announcement that the Company had requested waivers under the Prior Secured Credit Facilities.

Accrued expenses increased $91.5 million, or 29.6%, to $400.8 million at December 27, 2009, from $309.3 million at September 26, 2009. This increase represents reclassification of certain accrued expenses, primarily accrued interest and other debt-related accrued liabilities, from liabilities subject to compromise at September 26, 2009, to liabilities not subject to compromise at December 27, 2009 following confirmation of the Plan by the Bankruptcy Court on December 10, 2009.

Cash used in investing activities was $28.5 million and $36.0 million for the three months ended December 27, 2009, and December 27, 2008, respectively. Capital expenditures of $30.5 million and $29.0 million for the three months ended December 27, 2009, and December 27, 2008, respectively, were primarily incurred for the routine replacement of equipment and to improve efficiencies and reduce costs. Capital expenditures for 2010 are expected to be incurred to increase certain production capacity, improve efficiencies, reduce costs and for the routine replacement of equipment and cannot exceed $225 million under the terms of the Exit Credit Facility. Cash was used to purchase investment securities totaling $6.0 million and $5.6 million in the three months ended December 27, 2009, and December 27, 2008, respectively. Cash proceeds in the three months ended December 27, 2009, and December 27, 2008, from the sale or maturity of investment securities were $4.5 million and $4.6 million, respectively. Restricted cash increased $6.7 million in the three months ended December 27, 2008, to collateralize self insurance obligations. Cash proceeds from the sale of Valley Rail Service, Inc. in the three months ended December 27, 2009, was $1.0 million. Cash proceeds from property disposals for the three months ended December 27, 2009, and December 27, 2008, were $2.5 million and $0.7 million, respectively.

Cash provided by financing activities was $48.3 million and $119.5 million for the three months ended December 27, 2009, and December 27, 2008, respectively. Cash proceeds in the three months ended December 27, 2008, from borrowings under the DIP Credit Agreement were $234.7 million. Cash was used to repay borrowings under the DIP Credit Agreement totaling $133.5 million in the three months ended December 27, 2008. Cash proceeds in the three months ended December 27, 2009, and December 27, 2008, from long-term debt were $60.4 million and $828.2 million, respectively. Cash was used to repay long-term debt totaling $10.1 million and $694.6 million in the three months ended December 27, 2009, and December 27, 2008, respectively. Cash used in the three months ended December 27, 2008, because of a decrease in outstanding cash management obligations totaled $115.3 million. Cash was used for other financing activities totaling $2.0 million and $0.1 million in the three months ended December 27, 2009, and December 27, 2008, respectively.

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

Other than noted above, there were no material changes during the three months ended December 27, 2009, outside the ordinary course of business, in the specified contractual commitments presented in our Annual Report on Form 10-K for 2009.

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

Critical Accounting Policies

During the three months ended December 27, 2009, (i) we did not change any of our existing critical accounting policies, (ii) no existing accounting policies became critical accounting policies because of an increase in the materiality of associated transactions or changes in the circumstances to which associated judgments and estimates relate, and (iii) there were no significant changes in the manner in which critical accounting policies were applied or in which related judgments and estimates were developed.

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

Market risk is estimated as a hypothetical 10% increase in the weighted-average cost of our primary feed ingredients as of December 27, 2009. Based on our feed consumption during the three months ended December 27, 2009, such an increase would have resulted in an increase to cost of sales of $51.7 million. A 10% change in ending feed ingredients inventories at December 27, 2009, would be $7.5 million, excluding any potential impact on the production costs of our chicken inventories.

Interest Rates

Our earnings are affected by changes in interest rates due to the impact those changes have on our variable-rate debt instruments and the fair value of our fixed-rate debt instruments. Our variable-rate debt instruments represented 58.1% of our long-term debt at December 27, 2009. Holding other variables constant, including levels of indebtedness, a 25-basis-points increase in interest rates would have increased interest expense recognized in the three months ended December 27, 2009, by $3.1 million. These amounts are determined by considering the impact of the hypothetical interest rates on our variable-rate long-term debt at December 27, 2009. Interest rate risk related to our investments is not significant.

Foreign Currency

Our earnings are also affected by foreign currency exchange rate fluctuations related to the Mexican peso net monetary position of our Mexican subsidiaries. We manage this exposure primarily by attempting to minimize our Mexican peso net monetary position. We are also exposed to the effect of potential currency exchange rate fluctuations to the extent that amounts are repatriated from Mexico to the US. As of December 27, 2009, we anticipate that the cash flows of our Mexico subsidiaries will be reinvested in our Mexico operations. However, this assumption will be reevaluated in the near future in conjunction with the acquisition of a controlling interest in the Company by JBS USA. In addition, the Mexican peso exchange rate can directly and indirectly impact our financial condition and results of operations in several ways, including potential economic recession in Mexico because of devaluation of their currency. The impact on our financial position and results of operations resulting from a hypothetical change in the exchange rate between the US dollar and the Mexican peso cannot be reasonably estimated. Foreign currency exchange losses, representing the change in the US dollar value of the net monetary assets of our Mexican subsidiaries denominated in Mexican pesos, were $0.6 million and $0.3 million in the three months ended December 27, 2009, and December 27, 2008, respectively. The average exchange rates for the three months ended December 27, 2009, and December 27, 2008, were 13.11 Mexican pesos to one US dollar and 12.97 Mexican pesos to one US dollar, respectively. No assurance can be given as to how future movements in the Mexican peso could affect our future financial condition or results of operations.

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

As of December 27, 2009, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that information we are required to disclose in our reports filed with the Securities and Exchange Commission is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the evaluation described above, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, identified no change in the Company’s internal control over financial reporting that occurred during the three months ended December 27, 2009, and that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the other information set forth in this Transition Report, you should carefully consider the risks discussed in our 2009 Annual Report on Form 10-K, including under the heading “Item 1A. Risk Factors”, which, along with risks disclosed in this report, are all the risks we believe could materially affect the Company’s business, financial condition or future results. These risks are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition or future results.

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