Form 10-Q
period 2010-03-28
PILGRIMS PRIDE CORP
filed 2010-05-07
CIK 802481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2010

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

Number of shares outstanding of the issuer’s common stock, as of May 7, 2010, was 214,281,914.

INDEX

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PILGRIM’S PRIDE CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 28, 2010	September 26, 2009
	(In thousands)
Assets:
Cash and cash equivalents	$48,398	$220,029
Investment in available-for-sale securities	7,874	5,302
Trade accounts and other receivables, less allowance for doubtful accounts	300,101	316,953
Inventories	731,763	763,869
Income taxes receivable	52,102	15,028
Prepaid expenses and other current assets	55,168	45,013

Total current assets	1,195,406	1,366,194
Investment in available-for-sale securities	60,646	57,314
Deferred tax assets	296	16,732
Other long-lived assets	125,103	63,609
Identified intangible assets, net	53,213	57,179
Property, plant and equipment, net	1,453,273	1,499,476

	$2,887,937	$3,060,504

Liabilities and stockholders’ equity:
Accounts payable	$242,635	$182,173
Accrued expenses	317,546	309,259
Pre-petition obligations	30,992	—
Income taxes payable	338	—
Current deferred tax liabilities	15,277	16,732
Current maturities of long-term debt	50,347	—

Total current liabilities	657,135	508,164
Long-term debt, less current maturities	1,145,755	41,062
Deferred tax liabilities	41,197	22,213
Other long-term liabilities	93,224	98,783

Total liabilities not subject to compromise	1,937,311	670,222
Liabilities subject to compromise	—	2,233,161

Common stock	2,143	771
Additional paid-in capital	1,447,211	646,793
Accumulated deficit	(481,339)	(469,407)
Accumulated other comprehensive loss	(23,966)	(27,237)

Total Pilgrim’s Pride Corporation stockholders’ equity	944,049	150,920
Noncontrolling interest	6,577	6,201

Total stockholders’ equity	950,626	157,121

	$2,887,937	$3,060,504

The accompanying notes are an integral part of these Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 28, 2010	March 28, 2009
	(In thousands, except per share data)
Net sales	$1,642,918	$1,698,102
Costs and expenses:
Cost of sales	1,590,899	1,619,359

Gross profit	52,019	78,743
Selling, general and administrative expense	48,601	58,898
Administrative restructuring charges, net	35,819	(435)

Total costs and expenses	1,675,319	1,677,822

Operating income (loss)	(32,401)	20,280

Other expenses (income):
Interest expense	28,420	46,444
Interest income	(547)	(2,824)
Miscellaneous, net	(2,325)	(1,876)

Total other expenses (income)	25,548	41,744

Loss from continuing operations before reorganization items and income taxes	(57,949)	(21,464)
Reorganization items, net	20,719	35,355

Loss from continuing operations before income taxes	(78,668)	(56,819)
Income tax expense (benefit)	(33,304)	2,347

Loss from continuing operations	(45,364)	(59,166)
Income from discontinued business, net of tax	—	25

Net loss	(45,364)	(59,141)
Less: Net income (loss) attributable to noncontrolling interest	183	(376)

Net loss attributable to Pilgrim’s Pride Corporation	$(45,547)	$(58,765)

Net loss per common share—basic and diluted:
Loss from continuing operations attributable to Pilgrim’s Pride Corporation common stockholders	$(0.21)	$(0.79)
Income from discontinued business attributable to Pilgrim’s Pride Corporation common stockholders	—	—

Net loss attributable to Pilgrim’s Pride Corporation common stockholders	$(0.21)	$(0.79)

Weighted average shares outstanding – basic and diluted	214,282	74,056

Amounts attributable to Pilgrim’s Pride Corporation common stockholders:
Loss from continuing operations, net of tax	$(45,547)	$(58,790)
Income from discontinued business, net of tax	—	25

Net loss	$(45,547)	$(58,765)

The accompanying notes are an integral part of these Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended
	March 28, 2010	March 28, 2009
	(In thousands)
Net loss	$(45,364)	$(59,141)

Other comprehensive income :
Unrealized holding gains on available-for-sale securities, net of tax	64	369
Recognition in earnings of a previously unrealized gain on a derivative instrument designated as a cash flow hedge, net of tax	(2,564)	(89)
Gains associated with pension and other postretirement benefits, net of tax	5,800	—

Total other comprehensive income, net of tax	3,300	280

Comprehensive loss	(42,064)	(58,861)
Less: Comprehensive income (loss) attributable to noncontrolling interests	183	(376)

Comprehensive loss attributable to Pilgrim’s Pride Corporation	$(42,247)	$(58,485)

The accompanying notes are an integral part of these Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

		Pilgrim’s Pride Corporation Stockholders
	Total	Comprehensive Income	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Shares	Common Stock	Additional Paid-in Capital	Noncontrolling Interests
	(In thousands)
Balance at September 26, 2009	$157,121	$—	$(469,407)	$(27,237)	77,141	$771	$646,793	$6,201
Comprehensive income (loss):
Net income	33,925	33,613	33,613					312
Other comprehensive income, net of tax:
Net unrealized holding gains on available-for-sale securities, net of tax	41	41		41
Loss on a derivative instrument designated as a cash flow hedge	(139)	(139)		(139)
Gains associated with pension and other postretirement benefits	69	69		69

Total other comprehensive income	(29)	(29)

Total comprehensive income	33,896	$33,584

Share-based payments	1,790						1,790
Other activity	1							1

Balance at December 27, 2009	192,808	—	(435,794)	(27,266)	77,141	771	648,583	6,514
Comprehensive income (loss):
Net loss	(45,364)	(45,547)	(45,547)					183
Other comprehensive income, net of tax:
Net unrealized holding gains on available-for-sale securities, net of tax	64	64		64
Recognition in earnings of a previously unrealized gain on a derivative instrument designated as a cash flow hedge, net of tax	(2,564)	(2,564)		(2,564)
Gains associated with pension and other postretirement benefits, net of tax	5,800	5,800		5,800

Total other comprehensive income	3,300	3,300

Total comprehensive loss	(42,064)	$(42,247)

Common stock issued	800,000				137,141	1,372	798,628
Other activities	(118)		2					(120)

Balance at March 28, 2010	$950,626		$(481,339)	$(23,966)	214,282	$2,143	$1,447,211	$6,577

The accompanying notes are an integral part of these Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 28, 2010	March 28, 2009
	(In thousands)
Cash flows from operating activities:
Net loss attributable to Pilgrim’s Pride Corporation	$(45,547)	$(58,765)
Adjustments to reconcile net loss attributable to Pilgrim’s Pride Corporation to cash provided by operating activities:
Depreciation and amortization	57,768	60,513
Noncash loss on early extinguishment of debt	13,654	—
Gain on property disposals	(187)	(6,363)
Deferred income tax benefit	(26,873)	—
Changes in operating assets and liabilities:
Restricted cash and cash equivalents	(14,928)	3
Trade accounts and other receivables	12,189	44,366
Inventories	10,688	(29,362)
Prepaid expenses and other current assets	(17,855)	5,758
Accounts payable and accrued expenses	(140,039)	(60,260)
Income taxes receivable, net	119,384	(1,383)
Deposits	32,293	—
Other	(5,302)	(5,767)

Cash used in operating activities	(4,755)	(51,260)

Cash flows from investing activities:
Acquisitions of property, plant and equipment	(30,890)	(19,331)
Purchases of investment securities	(3,006)	(6,487)
Proceeds from sale or maturity of investment securities	2,619	4,206
Proceeds from property disposals	569	7,664

Cash used in investing activities	(30,708)	(13,948)

Cash flows from financing activities:
Proceeds from short-term notes payable	—	141,400
Payments on short-term notes payable	—	(152,800)
Proceeds from long-term debt	1,253,400	2,498
Payments on long-term debt	(2,155,945)	(25,036)
Proceeds from sale of common stock	800,000	—
Change in outstanding cash management obligations	—	111,743
Payment of capitalized loan costs	(49,981)	—
Other financing activities	(120)	(25)

Cash provided by (used in) financing activities	(152,646)	77,780
Effect of exchange rate changes on cash and cash equivalents	207	(261)

Increase (decrease) in cash and cash equivalents	(187,902)	12,311
Cash and cash equivalents, beginning of period	236,300	32,645

Cash and cash equivalents, end of period	$48,398	$44,956

The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. BUSINESS AND CHAPTER 11 PROCEEDINGS

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

Chapter 11 Bankruptcy Filings and Proceedings

Background

On December 1, 2008 (the “Petition Date”), Pilgrim’s Pride Corporation and six of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division (the “Bankruptcy Court”). The cases are being jointly administered under Case No. 08-45664. The Company’s subsidiaries in Mexico and certain subsidiaries in the United States were not included in the filing and operated outside of the Chapter 11 process. As described below, on December 10, 2009, the Bankruptcy Court entered an order (the “Confirmation Order”) approving and confirming the Joint Plan of Reorganization filed by the Debtors under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court, along with the Disclosure Statement for the Debtors’ Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code (as amended and supplemented, the “Plan”). The Company emerged from its Chapter 11 bankruptcy proceedings on December 28, 2009 (the “Effective Date”).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

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

The DIP Credit Agreement provided for an original aggregate commitment of up to $450.0 million, which permitted borrowings on a revolving basis. On December 1, 2009, the maturity date of the DIP Credit Agreement was extended from December 1, 2009, to January 31, 2010, and the lender commitments under the DIP Credit Agreement were reduced to $250.0 million. All obligations under the DIP Credit Agreement were unconditionally guaranteed by the Subsidiaries and were secured by a first priority priming lien on substantially all of the assets of the Company and the Subsidiaries, subject to specified permitted liens in the DIP Credit Agreement. As discussed below, on the Effective Date, the DIP Credit Agreement was terminated pursuant to the Plan and the Confirmation Order.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

The Plan and Emergence

On September 17, 2009, the Debtors filed the Plan under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court, along with the Disclosure Statement for the Plan. The Plan provided for a reorganization of the Debtors’ businesses as a going concern. The Plan was premised on (i) a transaction with JBS USA Holdings, Inc. (the “Plan Sponsor” or “JBS USA”) whereby, pursuant to the SPA (defined below), the Plan Sponsor would purchase 64.0% of the common stock of the reorganized Company (“Reorganized PPC”) in exchange for $800.0 million in cash, to be used by the Debtors to, among other things, fund distributions to holders of allowed claims under the Plan, and (ii) the Debtors entering into a new credit facility having an aggregate commitment of up to $1.75 billion (as described below, the “Exit Credit Facility”). In connection with the Plan, all holders of allowed claims will be paid in full unless otherwise agreed by the applicable holder, provided that the Plan contemplates that the 7  5/8% Senior Notes due 2015, the 8  3/8% Senior Subordinated Notes due 2017 and the 9  1/4% Senior Subordinated Notes due 2013 (together, the “Unsecured Notes”) issued under the Company’s outstanding indentures would be reinstated unless and to the extent a holder of the notes elected to receive a cash payment equal to the principal amounts of the notes plus unpaid interest that had accrued pre-petition with interest accruing on such unpaid interest at the default contract rate through the Effective Date, and the accrued unpaid post-petition interest on the principal amount of the notes at the non-default contract rate through the Effective Date. Based on the holders of the Unsecured Notes making cash elections, $5.1 million aggregate principal amount of the Unsecured Notes were reinstated.

Section 1128(a) of the Bankruptcy Code required the Bankruptcy Court, after appropriate notice, to hold a hearing on confirmation of a plan of reorganization. The confirmation hearing on the Plan occurred on December 8 and 9, 2009. On December 10, 2009, the Bankruptcy Court entered the Confirmation Order approving and confirming the Plan. The Company emerged from its Chapter 11 bankruptcy proceedings on the Effective Date.

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

On the Effective Date, the Company’s common stock outstanding immediately prior to the effectiveness of the Plan was cancelled and converted into the right to receive shares of common stock, par value $0.01 per share, of Reorganized PPC based on a one-for-one exchange ratio, which constitutes 36.0% of the total number of shares of common stock of Reorganized PPC issued pursuant to the Plan. The remaining shares of common stock of Reorganized PPC, constituting 64.0% of the total issued pursuant to the Plan and outstanding on the Effective Date, were issued to the Plan Sponsor, a wholly-owned indirect subsidiary of JBS S.A., a Brazil-based meat producer, for $800.0 million in cash pursuant to the terms and condition of a Stock Purchase Agreement (the “SPA”) entered into by the Company and the Plan Sponsor on September 16, 2009, as amended (the “Acquisition”). Proceeds from the sale of the common stock of Reorganized PPC to JBS USA were used to fund cash distributions to unsecured creditors. Effective December 29, 2009, the NYSE listed the common stock of Reorganized PPC and it is now quoted under the ticker symbol “PPC.”

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Exit Credit Facility

Upon exiting from bankruptcy, on December 28, 2009, the Company and certain of its subsidiaries, including To-Ricos, Ltd. and To-Ricos Distribution, Ltd. (collectively, the “To-Ricos Borrowers”), entered into the Exit Credit Facility that provides for an aggregate commitment of $1.75 billion consisting of (i) a revolving loan commitment of $600.0 million, (ii) a Term A loans commitment of $375.0 million and (iii) a Term B loans commitment of $775.0 million. The revolving loan commitment and the Term A loans will mature on December 28, 2012. Term B loans will mature on December 28, 2014. CoBank ACB will serve as administrative agent (“Exit Facility Agent”) on behalf of the lenders under the Exit Credit Facility.

On December 28, 2009, the Company borrowed $375.0 million under the Term A loans commitment, $775.0 million under the Term B loans commitment and $100.0 million under the revolving loan commitment. The Company repaid the outstanding borrowings under the revolving loan commitment on January 7, 2010. On December 28, 2009, the Company also paid loan costs totaling $50.0 million related to the Exit Credit Facility that it recognized as an asset on its balance sheet. The Company will amortize these capitalized costs to expense over the life of the Exit Credit Facility.

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

All obligations under the Exit Credit Facility are unconditionally guaranteed by certain of the Company’s subsidiaries and are secured by a first priority lien on (i) the domestic (including Puerto Rico) accounts receivable and inventory of the Company and its subsidiaries, (ii) 100.0% of the equity interests in the To-Ricos Borrowers and the Company’s domestic subsidiaries and 65.0% of the equity interests in the Company’s direct foreign subsidiaries, (iii) substantially all of the personal property and intangibles of the Company, the To-Ricos Borrowers and the guarantor subsidiaries, and (iv) substantially all of the real estate and fixed assets of the Company and the subsidiary guarantors.

See “Note 10. Short-Term Notes Payable and Long-Term Debt” for additional information on the DIP Credit Agreement and the Exit Credit Facility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Financial Reporting Considerations

The emergence from bankruptcy did not qualify for fresh start accounting as the reorganization value of the Company upon emergence exceeded post-petition liabilities and allowed claims. The acquisition of a controlling interest in the Company by JBS USA did not qualify for push down accounting as JBS has only purchased 64.0% of the common stock of Reorganized PPC. Thus, there was not a revaluation of the Company’s assets and liabilities related to the Company’s emergence from bankruptcy.

Between the Petition Date and through March 28, 2010, the Company applied Accounting Standards Codification (“ASC”) Topic 852 in preparing the Consolidated Financial Statements. ASC Topic 852 requires that the financial statements, for periods subsequent to the Chapter 11 filing, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred in the bankruptcy proceedings are recorded in Reorganization items, net on the accompanying Consolidated Statements of Operations. In addition, pre-petition obligations that were impacted by the bankruptcy reorganization process were classified on the Consolidated Balance Sheet at September 26, 2009, in Liabilities subject to compromise.

The Debtors’ reorganization items consisted of the following:

	Three Months Ended
	March 28, 2010	March 28, 2009
	(In thousands)
Professional fees directly related to reorganization (a)	$4,434	$14,716
Finance costs related to various credit facilities(b)	13,654	4,500
Other costs(c)	2,631	16,139

Reorganization items, net	$20,719	$35,355

(a)	Professional fees directly related to the reorganization included post-petition fees associated with advisors to the Debtors, the statutory committee of unsecured creditors and certain secured creditors. Professional fees are estimated by the Debtors and will be reconciled to actual invoices when received.
(b)	For the three months ended March 28, 2010, Finance costs related to various credit facilities included expenses related to the elimination of unamortized loan costs associated with the Prior Secured Credit Facilities and the Unsecured Notes and the recognition in earnings of a previously unrealized gain on a derivative instrument designated as a cash flow hedge associated with the Unsecured Notes. For the three months ended March 28, 2009, Finance costs related to various credit facilities included finance costs related to the DIP Credit Agreement.
(c)	Other costs included costs related to post-petition facility closures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Net cash paid for reorganization items during the three months ended March 28, 2010, totaled $19.5 million. This represented payment of incentive compensation totaling $13.0 million that was contingent upon confirmation by the Bankruptcy Court of a plan of reorganization that satisfied the requirements of the Bankruptcy Code, professional fees directly related to the reorganization totaling $4.8 million, severance payments of $0.6 million and payment of facility closure costs totaling $1.0 million. Net cash paid for reorganization items during the three months ended March 28, 2009, totaled $11.7 million. This represented payment of professional fees directly related to the reorganization totaling $6.7 million, payment of DIP Credit Agreement related expenses totaling $4.5 million and severance payments of $0.5 million. These cash flows are included in Cash flows from operating activities on the Consolidated Statements of Cash Flows.

For additional information on (i) costs related to our closure of seven processing facilities/complexes and one distribution center between the Petition Date and the Effective Date and (ii) severance costs related to the Operations management RIF action, the non-production employee RIF action and the reduction or consolidation of production at various facilities that occurred between the Petition Date and the Effective Date, see “Note 3. Exit or Disposal Activities.”

The Company resolved a majority of the claims against it prior to the Effective Date through settlement or by Bankruptcy Court order resulting in a benefit of $1.7 million recorded during the three months ended March 28, 2010. The claims resolution process continues for the remaining unresolved claims and will continue until all claims are resolved. Prior to the Effective Date, estimated claims were presented as Liabilities subject to compromise in the Consolidated Balance Sheets because of the uncertainty of the eventual settlement amounts. Due to the Plan becoming effective and the claims reconciliation process being substantially complete with respect to claims not subject to litigation, there is little uncertainty as to the total amount to be distributed under the Plan with respect to these claims. As such, pre-petition obligations after the Effective Date are no longer presented as subject to compromise. The unpaid amounts are now classified as Pre-petition obligations. During the three months ended March 28, 2010, the Company paid creditors, excluding creditors under the Prior Secured Credit Facilities and the Unsecured Notes, for allowed claim amounts totaling approximately $61.5 million. As of March 28, 2010, the following pre-petition obligations relating to claims not subject to litigation have not been resolved (in thousands):

Trade claims	$28,476
Interest accrued on unpaid claims	2,430
Other claims	86

Total pre-petition obligations	$30,992

The Company is also the named defendant in several pre-petition lawsuits that, as of March 28, 2010, have not been resolved. See “Note 14. Commitments and Contingencies” for additional information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

2. BASIS OF PRESENTATION

Consolidated Financial Statements

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the US for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the US Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the US for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments unless otherwise disclosed) considered necessary for a fair presentation have been included. Operating results for the three months ended March 28, 2010, are not necessarily indicative of the results that may be expected for the year ending December 26, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in Pilgrim’s Annual Report on Form 10-K for the year ended September 26, 2009.

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

The Company re-measures the financial statements of its Mexican subsidiaries as if the US dollar was the functional currency. Accordingly, we re-measure assets and liabilities, other than non-monetary assets, of the Mexican subsidiaries at current exchange rates. We re-measure non-monetary assets using the historical exchange rate in effect on the date of each asset’s acquisition. We re-measure income and expenses at average exchange rates in effect during the period. Currency exchange gains or losses are included in the line item Miscellaneous, net in the Consolidated Statements of Operations.

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

On September 27, 2009, the Company adopted guidance under ASC Subtopic 715-20 that establishes standards for an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan, including disclosures about investment policies and strategies, categories of plan assets, fair value measurements of plan assets and significant concentrations of risk. Adoption of the subject guidance under ASC Subtopic 715-20 will impact all Company disclosures about plan assets of its defined benefit pension or other postretirement plans published or after the adoption date. The Company will evaluate the impact of the subject guidance at the time the applicable disclosure is required. The Company does not currently expect that the adoption of the subject guidance will have a material impact on its consolidated financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

On December 28, 2009, the Company adopted ASU 2010-06, Improving Disclosures about Fair Value Measurements, which provides amendments to ASC Subtopic 820-10 that require new disclosures regarding transfers in and out of Level 1 and Level 2 fair value measurements. ASU 2010-06 also clarifies existing disclosures regarding (i) the level of asset and liability disaggregation and (ii) fair value measurement inputs and valuation techniques. The adoption of the subject guidance under ASC Subtopic 820-10 did not have a material impact on the Company’s consolidated financial statements.

Accounting Pronouncements Issued But Not Yet Adopted

In January 2010, the Financial Accounting Standards Board issued ASU 2010-06, Improving Disclosures about Fair Value Measurements, which provides amendments to ASC Subtopic 820-10 that require new disclosures regarding activity in Level 3 fair value measurements. The new disclosures regarding activity in Level 3 fair value measurements will be applied effective December 27, 2010. The Company does not expect the adoption of the subject guidance under ASC 820-10 will have a material impact on its consolidated financial statements.

3. EXIT OR DISPOSAL ACTIVITIES

From February 2008 through March 2010, the Company completed the following exit or disposal activities:

•	Closed ten processing facilities/complexes and eight distribution centers,

•	Sold one processing complex and four distribution centers mentioned above,

•	Reduced or consolidated production at various other processing facilities/complexes,

•	Closed one administrative office building, and

•	Reduced its workforce by approximately 670 non-production positions.

Significant activities that occurred during the twelve months ended December 27, 2009, were approved by the Bankruptcy Court when required under the Bankruptcy Code, as part of the Company’s reorganization efforts. Significant activities that occurred during the twelve months ended December 27, 2008, were approved by the Company’s Board of Directors as part of a plan intended to curtail losses amid record-high costs for corn, soybean meal and other feed ingredients and an oversupply of chicken in the US. To date, these exit or disposal activities have eliminated approximately 12,460 positions and resulted in net charges totaling $88.0 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Results of operations for the three months ended March 28, 2010, and March 28, 2009, included exit or disposal costs totaling $35.8 million and $12.4 million, respectively. All exit or disposal costs, with the exception of costs related to lease obligations and inventory reserves related to closed facilities, have resulted in cash expenditures or will result in cash expenditures within one year. Results of operations for the three months ended March 28, 2009, also included adjustments totaling $4.0 million that reduced the accrued costs. These adjustments included the elimination of accrued severance and other exit or disposal costs in excess of actual severance and other exit or disposal costs incurred during the exit or disposal period. These adjustments also included the assumption of a lease obligation related to our closed administrative office by an outside party.

Consistent with the Company’s previous practice and because management believes costs incurred during the three months ended March 28, 2010, were not directly related to the Company’s ongoing production, they were classified as a component of operating loss below gross profit. Costs incurred during the three months ended March 28, 2009, were primarily classified as reorganization items.

The following table sets forth activity that was recorded through the Company’s accrued exit or disposal cost accounts during the three months ended March 28, 2010:

	Accrued Lease Obligation	Accrued Severance	Accrued Other Exit or Disposal Costs	Accrued Inventory Charges	Total
	(In thousands)
September 26, 2009	$1,642	$3,343	$8,546	$1,254	$14,785

Accruals	—	833	2,760	741	4,334
Payment /Disposal	(86)	(2,393)	(5,692)	(92)	(8,263)
Adjustments	(1,536)	(522)	(2,000)	—	(4,058)

December 27, 2009	$20	$1,261	$3,614	$1,903	$6,798

Accruals	—	23,832	9,869	2,118	35,819
Payment /Disposal	—	(20,304)	(155)	(2,631)	(23,090)
Adjustments	—	(23)	—	—	(23)

March 28, 2010	$20	$4,766	$13,328	$1,390	$19,504

Subsequent to March 28, 2010, the Company announced that, before June 14, 2010, it would reduce its workforce by approximately 213 corporate and administrative positions across the organization under the second phase of its integration with JBS USA. The Company anticipates that it will recognize severance costs of approximately $4.5 million related to this action as administrative restructuring charges during the three months ended June 27, 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

We continue to review and evaluate various restructuring and other alternatives to streamline our operations, improve efficiencies and reduce costs. Such initiatives may include selling assets, consolidating operations and functions, employee relocation and voluntary and involuntary employee separation programs. Any such actions may require us to obtain the pre-approval of our lenders under our Exit Credit Facility. In addition, such actions will subject the Company to additional short-term costs, which may include asset impairment charges, lease commitment costs, employee retention and severance costs and other costs. Certain of these activities may have a disproportionate impact on our income relative to the cost savings.

4. FAIR VALUE MEASUREMENT

The asset (liability) amounts recorded in the Consolidated Balance Sheet (carrying amounts) and the estimated fair values of financial instruments at March 28, 2010, consisted of the following:

	Carrying Amount	Fair Value	Note Reference
	(In thousands)
Cash and cash equivalents	$48,398	$48,398
Trade accounts and other receivables	300,101	300,101	5
Derivative trading accounts margin cash(a)	12,104	12,104
Commodity derivative assets(a)	565	565	7
Investments in available-for-sale securities	68,520	68,520	7
Long-term restricted cash and cash equivalents(b)	25,000	25,000
Accounts payable and accrued expenses(c)	(560,181)	(560,181)	9
Commodity derivative liabilities(d)	(6,798)	(6,798)	7
Public debt obligations(e)	(5,069)	(5,140)	10
Non-public credit facilities(e)	(1,191,033)	(1,197,046)	10

(a)	Derivative trading accounts margin cash and commodity derivative assets are included in Prepaid expenses and other current assets on the Consolidated Balance Sheet.
(b)	Long-term restricted cash and cash equivalents are included in Other assets on the Consolidated Balance Sheet.
(c)	Excludes commodity derivative liabilities
(d)	Commodity derivative liabilities are included in Accrued expenses on the Consolidated Balance Sheet.
(e)	The fair values of the Company’s public debt obligations and non-public credit facilities were estimated by calculating the net present value of future payments for each public debt obligation or non-public borrowing discounted using the US Treasury interest rate applicable for an instrument with a life similar to the remaining life of each of our public debt obligations or non-public borrowings plus the same interest rate spread applied to each of our public debt obligations and non-public borrowings at inception.

The carrying amounts of our cash and cash equivalents, derivative trading accounts margin cash, restricted cash and cash equivalents, accounts receivable, accounts payable and certain other liabilities approximate their fair values due to their relatively short maturities. The Company adjusts its investments, commodity derivative assets and commodity derivative liabilities to fair value based on quoted market prices in active markets for identical investments, quoted market prices in active markets for similar investments with inputs that are observable for the subject investment or unobservable inputs such as discounted cash flow models or valuations.

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

As of March 28, 2010, the Company held certain items that are required to be measured at fair value on a recurring basis. These included cash and cash equivalents, short-term investments in available-for-sale securities and long-term investments in available-for-sale securities. Cash equivalents consist of short-term, highly liquid, income-producing investments such as money market funds and other funds that have maturities of 90 days or less. Short-term investments in available-for-sale securities consist of short-term, highly liquid, income-producing investments such as municipal debt securities that have maturities of greater than 90 days but less than one year. Long-term investments in available-for-sale securities consist of income-producing investments such as municipal debt securities, corporate debt securities, equity securities and fund-of-funds units that have maturities of greater than one year.

The following items are measured at fair value on a recurring basis at March 28, 2010:

	Level 1	Level 2	Level 3	Total
	(In thousands)
Cash and cash equivalents	$46,950	$1,448	$—	$48,398
Short-term investments in available-for-sale securities	—	7,874	—	7,874
Derivative trading accounts margin cash	12,104	—	—	12,104
Commodity derivative assets	—	565	—	565
Long-term investments in available-for-sale securities	7,424	52,093	1,129	60,646
Long-term restricted cash and cash equivalents	25,000	—	—	25,000
Commodity derivative liabilities	—	(6,798)	—	(6,798)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

The following table presents activity for the three months ended March 28, 2010, related to the Company’s investment in a fund of funds asset that is measured at fair value on a recurring basis using Level 3 inputs (in thousands):

Balance at December 27, 2009	$1,116
Included in other comprehensive income	13

Balance at March 28, 2010	$1,129

5. TRADE ACCOUNTS AND OTHER RECEIVABLES

Trade accounts and other receivables, less allowance for doubtful accounts, consisted of the following components:

	March 28, 2010	September 26, 2009
	(In thousands)
Trade accounts receivable	$298,225	$307,523
Other receivables	6,219	14,245

Receivables, gross	304,444	321,768
Allowance for doubtful accounts	(4,343)	(4,815)

Receivables, net	$300,101	$316,953

6. INVENTORIES

Inventories consisted of the following components:

	March 28, 2010	September 26, 2009
	(In thousands)
Chicken:
Live chicken and hens	$282,356	$287,858
Feed and eggs	177,079	206,137
Finished chicken products	252,929	249,732

Total chicken inventories	712,364	743,727

Other products:
Commercial feed, table eggs, retail farm store and other	$15,718	$16,927
Distribution inventories (other than chicken products)	3,681	3,215

Total other products inventories	19,399	20,142

Total inventories	$731,763	$763,869

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

7. FINANCIAL INSTRUMENTS

Investments in Securities

The following is a summary of our cash equivalents and current and long-term investments in available-for-sale securities:

	March 28, 2010		September 26, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Cash equivalents:
Fixed income securities	$753	$768	$3,414	$3,562
Equity securities	—	—	11	11
Other	9,679	9,679	35,617	35,617

Current investments:
Fixed income securities	$7,661	$7,874	$5,174	$5,302

Long-term investments:
Fixed income securities	$49,855	$52,105	$46,843	$49,477
Equity securities	6,743	7,412	6,595	6,769
Other	1,300	1,129	1,300	1,068

Maturities for the Company’s investments in fixed income securities as of March 28, 2010, were as follows:

	Amount	Percent
	(In thousands)
Matures in less than one year	$8,642	14.2%
Matures between one and two years	12,136	20.0%
Matures between two and five years	32,052	52.8%
Matures in excess of five years	7,917	13.0%

	$60,747	100.0%

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

Derivative Financial Instruments

The Company utilizes various raw materials in its operations, including corn, soybean meal, soybean oil, and energy, such as natural gas, electricity and diesel fuel, which are all considered commodities. The Company considers these raw materials generally available from a number of different sources and believes it can obtain them to meet its requirements. These commodities are subject to price fluctuations and related price risk due to factors beyond our control, such as economic and political conditions, supply and demand, weather, governmental regulation, and other circumstances. Generally, the Company purchases derivative financial instruments, specifically exchange-traded futures and options, in an attempt to mitigate price risk related to its anticipated consumption of commodity inputs for periods up to 12 months. The Company may purchase longer-term derivative financial instruments on particular commodities if deemed appropriate. As of March 28, 2010, the Company had long and (short) derivative positions in place covering 16.4%, (2.9)% and 50.0% of anticipated corn, soybean meal and natural gas needs, respectively, through March 2011. The short position on soybean meal is not material and relates to timing differences.

The fair value of derivative assets is included in the line item Prepaid expenses and other current assets on the Consolidated Balance Sheets while the fair value of derivative liabilities is included in the line item Accrued expenses on the same statements. At March 28, 2010, the fair values of commodity derivative assets and commodity derivative liabilities totaled $0.6 million and $6.8 million, respectively. Our counterparties require that we post cash collateral for changes in the net fair value of the derivative contracts. At March 28, 2010, we held $12.1 million of cash collateral on account to secure our open positions. We did not hold any outstanding derivative financial instruments at September 26, 2009.

We have not designated the derivative financial instruments that we have purchased to mitigate commodity purchase exposures as cash flow hedges (defined as hedges of either (i) forecasted transactions or (ii) the variability of cash flows to be received or paid related to recognized assets or liabilities). Therefore, we recognized changes in the fair value of these derivative financial instruments immediately in earnings. Gains or losses related to these derivative financial instruments are included in the line item Cost of sales in the Consolidated Statements of Operations. The Company recognized $11.4 million in net losses related to changes in the fair value of its derivative financial instruments during the three months ended March 28, 2010. The Company did not recognize any gains or losses related to derivative financial instruments during the three months ended March 28, 2009.

During the three months ended March 28, 2010, the Company recognized in earnings a previously unrealized gain totaling $4.1 million on a derivative instrument designated as a cash flow hedge associated with the Unsecured Notes that were extinguished on December 28, 2010. This gain is included in the line item Reorganization items, net in the Consolidated Statement of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consisted of the following components:

	March 28, 2010	September 26, 2009
	(In thousands)
Land	$112,091	$109,532
Buildings, machinery and equipment	2,556,371	2,468,297
Autos and trucks	57,651	57,556
Construction-in-progress	30,199	74,943

Property, plant and equipment, gross	2,756,312	2,710,328
Accumulated depreciation	(1,303,039)	(1,210,852)

Property, plant and equipment, net	$1,453,273	$1,499,476

We recognized depreciation expense of $52.6 million and $55.7 million during the three months ended March 28, 2010, and March 28, 2009, respectively.

Between February 2008 and October 2009, the Company closed processing facilities/complexes in Athens, Alabama, Athens, Georgia, Douglas, Georgia, El Dorado, Arkansas, Franconia, Pennsylvania, Bossier City, Louisiana, Clinton, Arkansas, and Siler City, North Carolina. Neither the Board of Directors nor JBS USA has determined if it would be in the best interest of the Company to divest of these assets. Management is therefore not certain that it can or will divest of these assets within one year, is not actively marketing these assets, and, accordingly, has not classified them as assets held for sale. The Company continues to depreciate these assets. At March 28, 2010, the carrying amount of these idled assets was $132.4 million based on depreciable value of $239.2 million and accumulated depreciation of $106.8 million.

The Company currently classifies certain assets related to a closed processing complex in Dalton, Georgia, and closed distribution centers in Shreveport, Louisiana, and El Paso, Texas, as assets held for sale. At March 28, 2010, and September 26, 2009, the Company reported assets held for sale totaling $1.8 million and $0.5 million, respectively, in Prepaid expenses and other current assets on its Consolidated Balance Sheets.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

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

9. ACCRUED EXPENSES

Accrued expenses consisted of the following components:

	March 28, 2010	September 26, 2009
	(In thousands)
Compensation and benefits	$110,592	$107,850
Interest and debt maintenance	12,027	11,239
Insurance	78,372	86,081
Commodity derivative liabilities	6,798	—
Other	109,757	104,089

Total accrued expenses	$317,546	$309,259

For information on accrued exit or disposal costs, see “Note 3. Exit or Disposal Activities.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

10. SHORT-TERM NOTES PAYABLE AND LONG-TERM DEBT

Short-term notes payable and long-term debt consisted of the following components:

	Maturity	March 28, 2010	September 26, 2009
		(In thousands)
Short-term notes payable:
DIP Credit Agreement	2010	$—	$—

Long-term debt:
Senior unsecured notes, at 7 5 /8%	2015	$1,116	$400,000
Senior subordinated unsecured notes, at 8 3/8%	2017	3,670	250,000
Exit Credit Facility with two notes payable at 5.25% and one note payable at 9.00%	2012-2014	1,150,000	—
Pre-petition BMO Facility with notes payable at LIBOR plus 1.25% to LIBOR plus 2.75%	2013	—	218,936
ING Credit Agreement (defined below) with notes payable at LIBOR plus 1.65% to LIBOR plus 3.125%	2011	39,498	41,062
Pre-petition CoBank Facility with four notes payable at LIBOR plus a spread, one note payable at 7.34% and one note payable at 7.56%	2016	—	1,126,398
Other	Various	1,818	8,698

Long-term debt		1,196,102	2,045,094
Less: Current maturities of long-term debt		(50,347)	—
Less: Long-term debt subject to compromise		—	(2,004,032)

Long-term debt, less current maturities		$1,145,755	$41,062

As of March 28, 2010, the Company had $1,191.0 million of secured debt outstanding and $4.1 million of outstanding standby letters of credit. Availability under our revolving credit facilities was $566.9 million as of March 28, 2010.

Debt Obligations

Prior Secured Credit Facilities and Unsecured Notes. On the Effective Date, the Company used the proceeds received from borrowings under the Exit Credit Facility and available cash to repay in full the indebtedness under the Prior Secured Credit Facilities totaling $1,398.0 million. Consequently, pursuant to the Plan and the Confirmation Order, on the Effective Date, the Prior Secured Credit Facilities were terminated.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

On the Effective Date, the Company used the proceeds received from the sale of the common stock of Reorganized PPC to JBS USA to repay indebtedness under the Unsecured Notes totaling $651.9 million. The Plan contemplated that the Unsecured Notes issued under the Company’s outstanding indentures would be reinstated unless and to the extent a holder of the notes elected to receive a cash payment equal to the principal amounts of the notes plus unpaid interest that had accrued pre-petition with interest accruing on such unpaid interest at the default contract rate through the Effective Date, and the accrued unpaid post-petition interest on the principal amount of the notes at the non-default contract rate through the Effective Date. Based on the holders of the Unsecured Notes making cash elections, $5.1 million aggregate principal amount of the Unsecured Notes were reinstated.

DIP Credit Agreement. On December 2, 2008, the Bankruptcy Court granted interim approval authorizing the Company and the US Subsidiaries to enter into the Initial DIP Credit Agreement with the DIP Agent and the lenders party thereto. On December 2, 2008, the Company, the US Subsidiaries and the other parties entered into the Initial DIP Credit Agreement, subject to final approval of the Bankruptcy Court. On December 30, 2008, the Bankruptcy Court granted final approval authorizing the Company and the Subsidiaries to enter into the DIP Credit Agreement. During the three months ended March 28, 2009, average outstanding borrowings and the weighted average interest rate under the DIP Credit Agreement were $116.7 million and 11.25%, respectively. On December 1, 2009, the maturity date of the DIP Credit Agreement was extended from December 1, 2009, to January 31, 2010, and the lender commitments under the DIP Credit Agreement were reduced to $250.0 million. Pursuant to the Plan and the Confirmation Order, on the Effective Date, the DIP Credit Agreement was terminated.

ING Credit Agreement. On September 25, 2006, a subsidiary of the Company, Avícola Pilgrim’s Pride de México, S. de R.L. de C.V. (the “Mexico Borrower”), entered into a secured revolving credit agreement (the “ING Credit Agreement”) with ING Capital, LLC, as agent (the “Mexico Agent”) and the lenders party thereto (the “Mexico Lenders”). The ING Credit Agreement has a final maturity date of September 25, 2011 and a revolving commitment of 557.4 million Mexican pesos, a US dollar-equivalent of $44.5 million at March 28, 2010. Outstanding borrowings under the ING Credit Agreement totaled 494.9 million Mexican pesos, a US dollar-equivalent of $39.5 million at March 28, 2010. The interest rate in effect at March 28, 2010, on borrowings under the ING Credit Agreement was 9.595%.

Outstanding amounts under the ING Credit Agreement bear interest at a rate per annum equal to: the LIBOR Rate, the Base Rate, or the TIIE Rate, as applicable, plus the Applicable Margin (as those terms are defined in the ING Credit Agreement). While the Company was operating in Chapter 11, the Applicable Margin for LIBOR loans, Base Rate loans, and TIIE loans was 6.0%, 4.0%, and 5.8%, respectively. Following the Effective Date, the Applicable Margin for LIBOR loans and Base Rate loans is 0.375% higher than the highest applicable interest rate margin under the Exit Credit Facility and for TIIE loans is 0.20% less than the Applicable Margin for LIBOR loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

The ING Credit Agreement requires the Company to make a mandatory prepayment of the revolving loans, in an aggregate amount equal to 100.0% of the net cash proceeds received by any Mexico Subsidiary, as applicable, in excess of thresholds specified in the ING Credit Agreement (i) from the occurrence of certain asset sales by the Mexico Subsidiaries; (ii) from the occurrence of any casualty or other insured damage to, or any taking under power of eminent domain or by condemnation or similar proceedings of, any property or asset of any Mexico Subsidiary; or (iii) from the incurrence of certain indebtedness by a Mexico Subsidiary. Any such mandatory prepayments will permanently reduce the amount of the commitment under the ING Credit Agreement. The Mexico Subsidiaries have pledged substantially all of their receivables, inventory, and equipment and certain fixed assets. The Mexico subsidiaries were excluded from the US bankruptcy proceedings.

Exit Credit Facility. Upon exiting from bankruptcy on December 28, 2009, the Company and certain of its subsidiaries, the To-Ricos Borrowers, entered into the Exit Credit Facility, which provides for an aggregate commitment of $1.75 billion consisting of (i) a revolving loan commitment of $600.0 million, (ii) a Term A loans commitment of $375.0 million and (iii) a Term B loans commitment of $775.0 million. The revolving loan commitment and the Term A loans will mature on December 28, 2012. Term B loans will mature on December 28, 2014.

On December 28, 2009, the Company borrowed $375.0 million under the Term A loans commitment, $775.0 million under the Term B loans commitment and $100 million under the revolving loan commitment. The Company repaid the outstanding borrowings under the revolving loan commitment on January 7, 2010. On December 28, 2009, the Company also paid loan costs totaling $50.0 million related to the Exit Credit Facility that it recognized as an asset on its balance sheet. The Company will amortize these capitalized costs to expense over the life of the Exit Credit Facility.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

The Exit Credit Facility includes a $50.0 million sub-limit for swingline loans and a $200.0 million sub-limit for letters of credit. Outstanding borrowings under the revolving loan commitment bear interest at a per annum rate equal to 3.50% plus the greater of (i) the US prime rate as published by the Wall Street Journal, (ii) the average federal funds rate plus 0.5%, and (iii) the one-month LIBOR rate plus 1.0%, in the case of alternate base rate loans, or 4.50% plus the one, two, three or six month LIBOR rate adjusted by the applicable statutory reserve, in the case of Eurodollar loans. Outstanding Term A and Term B-1 loans bear interest at a per annum rate equal to 4.00% plus greater of (i) the US prime rate, as published by the Wall Street Journal, (ii) the average federal funds rate plus 0.5%, and (iii) the one month LIBOR rate plus 1.0%, in the case of alternate base rate loans, or 5.00%, plus the one, two, three or six month LIBOR Rate adjusted by the applicable statutory reserve, in the case of Eurodollar loans. Outstanding Term B-2 loans bear interest at a per annum rate equal to 9.00%. Commitment fees charged on the revolving commitments under the Exit Credit Facility accrue at a per annum rate equal to 1.00%.

The proceeds of the borrowings under the Exit Credit Facility were used to (i) repay outstanding secured indebtedness of the Company and (ii) pay fees, costs and expenses related to and contemplated by the Exit Credit Facility and the Plan. In addition, proceeds of the borrowings under the revolving loan commitment will be used to finance the general corporate purposes of the borrowers (including capital expenditures, permitted acquisitions and principal and interest under the Exit Credit Facility)

Actual borrowings by the Company under the Exit Credit Facility are subject to a borrowing base, which is a formula based on certain eligible inventory, eligible receivables and restricted cash under the control of the Exit Facility Agent. The borrowing base formula is reduced by the sum of (i) inventory reserves, (ii) rent and collateral access reserves, and (iii) any amount more than 15 days past due that is owed by the Company or its subsidiaries to any person on account of the purchase price of agricultural products or services (including poultry and livestock) if that person is entitled to any grower’s or producer’s lien or other security arrangement. Revolving loan availability under the borrowing base is also limited to an aggregate of $25.0 million with respect to the To-Ricos Borrowers. As of March 28, 2010, the borrowing base was $566.0 million.

The Exit Credit Facility provides that the Company may not incur capital expenditures in excess of $225.0 million in fiscal year 2010, $275.0 million in fiscal year 2011 and $350.0 million per fiscal year thereafter. The Company must also maintain a minimum fixed charge coverage ratio and a minimum level of tangible net worth and may not exceed a maximum leverage ratio. During 2010, the Company must maintain compliance with these covenants at the following levels:

Minimum fixed charge coverage ratio	At least 1.20

Maximum leverage ratio	No greater than 3.25 for each of the quarters ended March 28, 2010, and June 27, 2010, and no greater than 3.00 thereafter

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Minimum consolidated tangible net worth	At least $656.1 million plus 50.0% of the cumulative net income (excluding any losses) of the Company and its Subsidiaries from the Effective Date through the date of calculation

The Company’s is currently in compliance with these covenants and expects to remain in compliance for the foreseeable future. However, chicken prices, commodity prices, access to export markets and other factors could affect the Company’s ability to maintain compliance with its financial covenants. Of these financial covenants, management believes the fixed charge coverage ratio will be the most susceptible to these factors. In order to continue to meet the covenant, gross profit will have to improve over the results the Company experienced in the three months ended March 28, 2010, or management will have to initiate additional cost-cutting or restructuring activities.

All obligations under the Exit Credit Facility are unconditionally guaranteed by certain of the Company’s subsidiaries and are secured by a first priority lien on (i) the domestic (including Puerto Rico) accounts receivable and inventory of the Company and its subsidiaries, (ii) 100.0% of the equity interests in the To-Ricos Borrowers and the Company’s domestic subsidiaries and 65.0% of the equity interests in the Company’s direct foreign subsidiaries, (iii) substantially all of the personal property and intangibles of the Company, the To-Ricos Borrowers and the guarantor subsidiaries, and (iv) substantially all of the real estate and fixed assets of the Company and the subsidiary guarantors.

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

11. INCOME TAXES

The Company recorded an income tax benefit of $33.3 million, a 42.3% effective tax rate, for the three months ended March 28, 2010, compared to income tax expense of $2.3 million, a (4.1)% effective tax rate, for the three months ended March 28, 2009. The increase in the effective tax rate for the three months ended March 28, 2010, was primarily a result of the tax benefit recorded on the year-to-date loss that is expected to be realized during the year as well as the recognition of previously unrecognized tax benefits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

On November 6, 2009, H.R. 3548 was signed into law and included a provision that allowed most business taxpayers an increased carryback period for net operating losses incurred in 2008 or 2009. As a result, during 2009 the Company utilized $547.7 million of its US federal net operating losses under the expanded carryback provisions of H.R. 3548 and filed a claim for refund of $169.7 million. The Company received $122.6 million in refunds from the Internal Revenue Service (“IRS”) from the carryback claims during the three months ended March 28, 2010. The Company anticipates receipt of the remainder of its claim pending resolution of its litigation with the IRS. See “Note 14. Commitments and Contingencies” for additional information.

Section 382 of the Internal Revenue Code of 1986, as amended, imposes an annual limit on the ability of a corporation that undergoes an “ownership change” to use its US net operating losses to reduce its tax liability. The Company experienced an ownership change in December 2009, but believes that its US net operating losses will not exceed the Section 382 limitation.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment.

The Company has not provided any deferred income taxes on the undistributed earnings of its Mexico subsidiaries based upon the determination that such earnings will be indefinitely reinvested.

The increase in unrecognized tax benefits as a result of tax positions taken during the prior years of $6.7 million relates to federal income tax positions that no longer meet the more-likely-than-not recognition threshold under ASC 740. The decrease in unrecognized tax benefits as a result of tax positions taken during the prior years pf $9.3 million relates primarily to state income tax positions that now meet the recognition threshold under ASC 740 as a result of the Company’s emergence from bankruptcy on December 28, 2009.

Included in unrecognized tax benefits of $23.3 million at March 28, 2010, was $11.0 million of tax benefits that, if recognized, would affect the Company’s effective tax rate. It is not practicable at this time to estimate the amount of unrecognized tax benefits that will change in the next twelve months.

The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. As of March 28, 2010, the Company had recorded a liability of $7.3 million for interest and penalties.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

With few exceptions, the Company is no longer subject to US federal, state or local income tax examinations for years prior to 2003 and is no longer subject to Mexico income tax examination for years prior to 2005. The Company is currently in the early stages of litigation before the Bankruptcy Court for tax years 2003 through 2006; see “Note 14. Commitments and Contingencies” for additional information.

12. PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company sponsors programs that provide retirement benefits to most of its employees. These programs include defined benefit pension plans, defined contribution plans and a postretirement life insurance plan, as follows:

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

Under the RS Plan, eligible US employees may voluntarily contribute a percentage of their compensation. The Company matches up to 30.0% of the first 2.14% to 6.00% of salary based on the salary deferral and compensation levels up to $245.0 thousand. The Company’s expenses related to contributions to the RS Plan totaled $1.2 million for the three months ended March 28, 2010. The Union Plan covers certain locations or work groups within PPC. The El Dorado Plan was spun off from the Union Plan effective January 1, 2008 and covers certain eligible locations or work groups within the Company. The To-Ricos Plan is maintained for certain eligible Puerto Rican employees. Under the To-Ricos Plan, eligible employees may voluntarily contribute a percentage of their compensation and there are various company matching provisions. During the three months ended March 28, 2010, the Company’s expenses related to contributions to the To-Ricos Plan were immaterial. The GK Pension Plan covers certain eligible US employees who were employed at locations that the Company acquired in its acquisition of Gold Kist in 2007. Participation in the GK Pension Plan was frozen as of February 8, 2007, for all participants with the exception of terminated vested participants who are or may become permanently and totally disabled. The plan was frozen for that group as of March 31, 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

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

The following table provides the components of net periodic benefit cost for the defined benefit plans mentioned above:

	Three Months Ended March 28, 2010		Three Months Ended March 28, 2009
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Service cost	$102	$—	$168	$—
Interest cost	2,173	28	2,223	34
Estimated return on plan assets	(1,423)	—	(1,694)	—
Amortization of prior service cost	2	—	3	—
Amortization of net loss (gain)	66	—	(556)	(12)

Net periodic benefit cost	$920	$28	$144	$22

Other key terms of our retirement plans are provided in our 2009 Annual Report on Form 10-K.

The Company re-measured the assets and obligations of its material defined benefits plans as of December 27, 2009, in response to its pending emergence from bankruptcy, change in its fiscal year, and the purchase of 64.0% of the common stock of Reorganized PPC by JBS USA. The only change made to the assumptions that were used for this re-measurement from the Company’s measurement as of September 26, 2009, was an increase in the discount rate from 5.33% to 5.62%. As a result of this re-measurement, the Company reduced its pension obligation by $9.2 million and recorded accumulated other comprehensive income, net of tax, of $5.8 million.

13. RELATED PARTY TRANSACTIONS

During the three months ended March 28, 2010, JBS USA was the holder of the majority of the common stock of the Company (the “Current Major Stockholder”). During the three months ended March 28, 2009, and through the Effective Date, Lonnie A. “Bo” Pilgrim and certain entities related to Mr. Pilgrim collectively owned a majority of the voting power of the common stock of the Company (the “Former Major Stockholder”). Mr. Pilgrim was also the Senior Chairman of the Company during the three months ended March 28, 2009. Mr. Pilgrim ceased being Senior Chairman on the Effective Date; however, he remains a director of the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Transactions with the Current Major Stockholder and cash transactions with the Former Major Stockholder are summarized below.

	Three Months Ended
	March 28, 2010	March 28, 2009
	(In thousands)
Current Major Stockholder:
Purchases from Current Major Stockholder(a)	$15,771	$—
Sales to Current Major Stockholder(a)	648	—

Former Major Stockholder:
Purchase of commercial egg property from Former Major Stockholder(c)	12,000	—
Loan guaranty fees paid to Former Major Stockholder(b)	8,928	—
Contract grower pay paid to Former Major Stockholder	364	303
Consulting fee paid to Former Major Stockholder(d)	375	—
Lease payments on commercial egg property paid to Former Major Stockholder	125	187
Sales to Former Major Stockholder	23	141

(a)	JBS USA did not become the holder of the majority of the common stock of the Company until the Effective Date. Although transactions did occur between the Company and JBS USA during the three months ended March 28, 2009, they were not related party transactions.
(b)	Until the Effective Date, Pilgrim Interests, Ltd., an entity related to Lonnie A. “Bo” Pilgrim, guaranteed a portion of the Company’s debt obligations. In consideration of such guarantees, the Company has paid Pilgrim Interests, Ltd. a quarterly fee equal to 0.25% of one-half of the average aggregate outstanding balance of such guaranteed debt. Pursuant to the terms of the DIP Credit Agreement, the Company could not pay any loan guarantee fees during the Chapter 11 case without the consent of the lenders party thereto. At December 27, 2009, the Company had accrued loan guaranty fees totaling $8.9 million. The Company paid these fees after emerging from bankruptcy on the Effective Date.
(c)	On February 23, 2010, the Company purchased a commercial egg property from Lonnie A. “Bo” Pilgrim for $12.0 million.
(d)	In connection with the Plan, the Company and Lonnie A. “Bo” Pilgrim entered into a consulting agreement, which became effective on the Effective Date. The terms of the consulting agreement include, among other things, that (i) Mr. Pilgrim will provide services to the Company that are comparable in the aggregate with the services provided by him to the Company prior to the Effective Date, (ii) Mr. Pilgrim will be appointed to the Board of Directors of the Company and during the term of the consulting agreement will be nominated for subsequent terms on the board, (iii) Mr. Pilgrim will be compensated for services rendered to the Company at a rate of $1.5 million a year for a term of 5 years, (iv) Mr. Pilgrim will be subject to customary non-solicitation and non-competition provisions and (v) Mr. Pilgrim and his spouse will be provided with medical benefits (or will be compensated for medical coverage) that are comparable in the aggregate to the medical benefits afforded to employees of the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

14. COMMITMENTS AND CONTINGENCIES

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

At March 28, 2010, the Company was party to outstanding standby letters of credit totaling $4.1 million that affected the amount of funds available for borrowing under the Exit Credit Facility.

The Company is subject to various legal proceedings and claims which arise in the ordinary course of business. In the Company’s opinion, it has made appropriate and adequate accruals for claims where necessary; however, the ultimate liability for these matters is uncertain, and if significantly different than the amounts accrued, the ultimate outcome could have a material effect on the financial condition or results of operations of the Company. See Part II, Item 1. “Legal Proceedings” for discussion of additional material proceedings.

On December 1, 2008, the Debtors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The cases were jointly administered under Case No. 08-45664. Until the Effective Date, the Debtors operated their business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Debtors emerged from Chapter 11 on the Effective Date. The Company continues to work through the claims allowance process with respect to claims arising before the Effective Date. Below is a summary of the most significant claims outstanding against the Company. The Company believes it has substantial defenses to the claims made and intends to vigorously defend these cases.

Among the claims presently pending are two claims brought against certain current and former directors, executive officers and employees of the Company, the Pilgrim’s Pride Administrative Committee and the Pilgrim’s Pride Pension Committee seeking unspecified damages under section 502 of the Employee Retirement Income Security Act of 1974 (“ERISA”), 29 U.S.C. § 1132. Each of these actions was brought by individual participants in the Pilgrim’s Pride Retirement Savings Plan, individually and on behalf of a putative class, alleging that the defendants breached fiduciary duties to plan participants and beneficiaries or otherwise violated ERISA. Although the Company is not a named defendant in these actions, our bylaws require us to indemnify our current and former directors and officers from any liabilities and expenses incurred by them in connection with actions they took in good faith while serving as an officer or director. In these actions the plaintiffs assert claims in excess of $35.0 million. The likelihood of an unfavorable outcome or the amount or range of any possible loss to the Company cannot be determined at this time.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

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

Other claims presently pending against the Company are claims seeking unspecified damages brought by current and former employees seeking compensation for the time spent donning and doffing clothing and personal protective equipment. We are aware of an industry-wide investigation by the Wage and Hour Division of the US Department of Labor (“DOL”) to ascertain compliance with various wage and hour issues, including the compensation of employees for the time spent on activities such as donning and doffing clothing and personal protective equipment. Further, we have been party to two significant lawsuits related to donning and doffing issues. The Company has reached settlements on these two principal lawsuits for the aggregate amount of $11.8 million. One of these settlements received final approval from the Bankruptcy Court in April 2010. The hearing for the other settlement is scheduled for May 2010. Additionally, the Company has entered into a settlement agreement in the DOL action, pursuant to which the Company agreed, among other things, to pay $1.0 million to the named plaintiffs as overtime compensation. As a result of the settlements, the Company reduced its litigation reserves in September 2009 based on the terms of the settlements. Nonetheless, there can be no assurances that other similar claims may not be brought against the Company.

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

Another claim presently pending against the Company is a claim asserted by the City of Clinton, Arkansas, (the “City”) seeking approximately $28.0 million in damages relating to construction of and/or improvements to a wastewater facility to purify water discharged from a processing plant that the Company idled in 2009. The Company filed a motion to dismiss, which was granted by the federal district court in September 2009. The City requested to replead its claims. The court ruled that the City could not replead its claims and dismissed the claims with prejudice. On December 31, 2009, the City filed its notice of appeal seeking to challenge the court’s ruling. We deny any liability to the City and intend to assert vigorous defenses against the City’s appeal. Nonetheless, there can be no assurances that other similar claims may not be brought against the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

There is also a claim by the United States Department of Treasury, Internal Revenue Service (“IRS”) pending against the Company pursuant to which the IRS asserts claims that total $74.7 million. The Company intends to defend vigorously against the merits of this action. The likelihood of an unfavorable outcome or the amount or range of any possible loss to the Company cannot be determined at this time.

US Immigration and Customs Enforcement (“ICE”) investigated allegations of identity theft within our workforce. With our cooperation, ICE arrested approximately 350 of our employees in 2008 believed to have engaged in identity theft at five of our facilities. On December 30, 2009, PPC, the US Attorney’s Office for the Eastern District of Texas, and the Dallas Office of ICE entered into a non-prosecution agreement and civil resolution of the government’s investigation. Under this agreement: (1) the government agreed not to proceed either criminally or civilly against PPC, and to end its investigation of the immigration-related matters, relating to both the company and its current and former officers, employees and directors; (2) PPC agreed to an immigration compliance program that would remain in effect for at least the 5-year term of the agreement; and (3) PPC will pay an aggregate of $4.5 million, which approximates the amount the Company had previously accrued for this matter, to the government in four annual installments. We paid the first installment of $1.1 million in February 2010. The parties acknowledged that PPC was admitting to no civil liability or criminal culpability as a result of the settlement. However no assurances can be given that further enforcement efforts by governmental authorities against our employees or the Company (i) will not disrupt a portion of our workforce or our operations at one or more of our facilities, thereby negatively impacting our business or (ii) result in the assessment of fines against us that could have a material adverse effect on our financial position, results of operations or cash flows.

15. INCENTIVE COMPENSATION PLANS

In September 2009, the Company’s Board of Directors approved, subject to confirmation of the Plan by the Bankruptcy Court and the approval of the Company’s stockholders, the Short Term Management Incentive Plan, a new annual incentive program for use following the Company’s exit from bankruptcy, providing for the grant of bonus awards payable upon achievement of specified performance goals (the “STIP”). The Bankruptcy Court and the stockholders approved the STIP in connection with the confirmation of the Plan in December 2009. The STIP permits the grant of 162(m) awards and bonus awards that are not intended to so qualify. Section 162(m) of the Internal Revenue Code imposes limitations on the deductibility for federal income tax purposes of compensation over $1,000,000 paid to each of our five most highly paid executive officers in a taxable year. Compensation above $1,000,000 may only be deducted if it is “performance-based compensation” within the meaning of the Code. Any amounts payable under the STIP are intended to be performance-based compensation meeting these requirements and, as such, be fully deductible. However, the Company has not adopted a policy requiring all compensation to be deductible. Full-time salaried, exempt employees of the Company and its affiliates who are selected by the administering committee will be eligible to participate in the STIP. The Company has not accrued costs related to the STIP as of the date of this report as a liability was not probable to occur at this time given current results.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

In September 2009, the Company’s Board of Directors also approved, subject to confirmation of the Plan by the Bankruptcy Court and stockholder approval, a new, performance-based, omnibus long-term incentive plan (the “LTIP”), providing for the grant following the Company’s exit from its Chapter 11 proceedings of a broad range of long-term equity-based and cash-based awards to the Company’s officers and other employees, members of the Board and any consultants. The Bankruptcy Court and the stockholders approved the LTIP in connection with the confirmation of the Plan in December 2009. The equity-based awards that may be granted under the LTIP include “incentive stock option,” within the meaning of the Code, non-qualified stock option, stock appreciation rights, restricted stock awards and restricted stock units. No awards have been granted under the LTIP and the Company has not accrued costs related to the LTIP as of the date of this report.

16. INSURANCE PROCEEDS

On July 21, 2008, a fire in the Mt. Pleasant, Texas, protein conversion plant damaged a significant portion of the plant’s building, machinery and equipment. During the three months ended March 28, 2009, the Company received $5.0 million of proceeds that it recognized in cost of sales for insurance recovery related to asset replacement costs. The Company resumed operations at the plant in April 2009. The insurance claim was closed upon the Company’s receipt of an additional $1.0 million refund from the insurance provider in May 2010.

17. BUSINESS SEGMENT AND GEOGRAPHIC REPORTING

We operate in one reportable business segment, as a producer and seller of chicken products we either produce or purchase for resale in the US, Puerto Rico and Mexico. We conduct separate operations in the US, Puerto Rico and Mexico; however for geographic reporting purposes, we include Puerto Rico with our US operations. Corporate expenses are allocated to Mexico based upon various apportionment methods for specific expenditures incurred related thereto with the remaining amounts allocated to the US.

During the three months ended March 28, 2010, we announced organizational changes that resulted in the merger of our former Other Products segment into our Chicken segment. Data related to our former Other Products segment, which included primarily non-chicken products sold through our distribution centers, table eggs, animal feed and offal, is no longer reported directly to the chief operating decision maker. This information is now reported through chicken operations management. We reclassified prior year segment disclosures to conform to the new segment presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Net sales to customers and long-lived assets (defined for the purpose of this disclosure as property, plant and equipment) are as follows:

	Three Months Ended
	March 28, 2010	March 28, 2009
	(In thousands)
Net sales to customers:
United States	$1,495,614	$1,581,875
Mexico	147,304	116,227

Net sales to customers	$1,642,918	$1,698,102

	March 28, 2010	September 26, 2009
	(In thousands)
Property, plant and equipment:
United States	$1,372,714	$1,414,745
Mexico	80,559	84,731

Total property, plant and equipment	$1,453,273	$1,499,476

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Description of the Company

Pilgrim’s Pride Corporation is one the largest chicken companies in the United States (“US”), Mexico and Puerto Rico. Our fresh chicken retail line is sold throughout the US, throughout Puerto Rico, and in the northern and central regions of Mexico. Our prepared chicken products meet the needs of some of the largest customers in the food service industry across the US. Additionally, we export commodity chicken products to approximately 90 countries. As a vertically integrated company, we control every phase of the production of our products. We operate feed mills, hatcheries, processing plants and distribution centers in 15 US states, Puerto Rico and Mexico. We operate in one reportable business segment, as a producer and seller of chicken products we either produce or purchase for resale.

During the three months ended March 28, 2010, we announced organizational changes that resulted in the merger of our former Other Products segment into our Chicken segment. Data related to our former Other Products segment, which included primarily non-chicken products sold through our distribution centers, table eggs, animal feed and offal, is no longer reported directly to the chief operating decision maker. This information is now reported through chicken operations management. We reclassified prior year segment disclosures to conform to the new segment presentation.

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

The Company emerged from its Chapter 11 bankruptcy proceedings on December 28, 2009 (the “Effective Date”). In connection with its emergence from bankruptcy, the Company’s common stock outstanding immediately prior to the Effective Date was cancelled and converted into the right to receive shares of common stock, par value $0.01 per share, of the reorganized Company (“Reorganized PPC”) based on a one-for-one exchange ratio, which constitutes 36.0% of the total number of shares of common stock of Reorganized PPC issued pursuant to the Plan (as defined below). The remaining shares of common stock of Reorganized PPC, constituting 64.0% of the total issued and outstanding on the Effective Date, were issued to JBS USA Holdings, Inc. (the “Plan Sponsor” or “JBS USA”), a wholly-owned indirect subsidiary of JBS S.A., a Brazil-based meat producer, for $800.0 million in cash. Upon exiting from bankruptcy on the Effective Date, the Company and certain of its subsidiaries entered into the Exit Credit Facility (as defined below) that provides for an aggregate commitment of $1.75 billion consisting of (i) a revolving loan commitment of $600.0 million, (ii) a Term A loans commitment of $375.0 million and (iii) a Term B loans commitment of $775.0 million. See “—Chapter 11 Bankruptcy Filings and Proceedings” and “—Emergence from Bankruptcy and Acquisition” for additional information regarding the Company’s emergency from bankruptcy proceedings, the acquisition of 64.0% of the common stock of Reorganized PPC and the Exit Credit Facility.

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

Executive Summary

We reported net loss attributable to Pilgrim’s Pride Corporation of $45.5 million, or $0.21 per common share, for the three months ended March 28, 2010, which included gross profit of $52.0 million. As of March 28, 2010, our accumulated deficit totaled $481.3 million. During the three months ended March 28, 2010, we used $4.8 million of cash from operations. At March 28, 2010, we had cash and cash equivalents totaling $48.4 million. In addition, we incurred net reorganization costs of $20.7 million in the three months ended March 28, 2010. These costs included (i) costs associated with the elimination of unamortized capitalized finance charges related to the Pre-petition BMO Facility (defined below), the Pre-petition CoBank Facility (defined below), the 7 5/8% Senior Notes due 2015 and the 8 3/8% Senior Subordinated Notes due 2017, (ii) professional fees charged for post-petition reorganization services and (iii) severance and other costs related to post-petition facility closures and reduction-in-force (“RIF”) actions. These costs were partially offset by the recognition of a previously unrealized gain on a derivative financial instrument designated as a cash flow hedge related to public debt extinguished on December 28, 2009. During the three months ended March 28, 2010, we recognized $16.7 million in change-in-control compensation, $6.9 million in severance costs related to our integration with JBS USA and $9.9 million in incentive compensation.

Market prices for feed ingredients decreased throughout 2009 and the first three months of 2010 after reaching unprecedented levels in the last half of 2008. Market prices for feed ingredients remain volatile, consequently there can be no assurance that our feed ingredient prices will not increase materially. The following table compares the highest and lowest prices reached on nearby futures for one bushel of corn and one ton of soybean meal during the current year and previous four years:

	Corn		Soybean Meal
	Highest Price	Lowest Price	Highest Price	Lowest Price
2010:
First Quarter	$4.26	$3.44	$321.00	$249.60
2009:
Transition Period	4.13	3.31	336.00	272.00
Fourth Quarter	3.83	3.00	424.00	276.00
Third Quarter	4.50	3.61	433.40	278.00
Second Quarter	4.28	3.38	326.00	264.80
First Quarter	5.24	2.90	302.00	237.00
2008	7.60	3.35	455.50	254.10
2007	4.37	2.62	286.50	160.20
2006	2.68	1.86	204.50	155.80

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

From February 2008 through March 2010, the Company completed the following exit or disposal activities:

•	Closed ten processing facilities/complexes and eight distribution centers,

•	Sold one processing complex and four distribution centers mentioned above,

•	Reduced or consolidated production at various other processing facilities/complexes,

•	Closed one administrative office building, and
•	Reduced its workforce by approximately 670 non-production positions.

Significant activities that occurred during the three months ended March 28, 2010, were approved by the Company’s Board of Directors as part of the first phase of integration with JBS USA. Significant activities that occurred during the twelve months ended December 27, 2009, were approved by the Bankruptcy Court, when required under the Bankruptcy Code, as part of the Company’s reorganization efforts. Significant activities that occurred during the twelve months ended December 27, 2008, were approved by the Company’s Board of Directors as part of a plan intended to curtail losses amid record-high costs for corn, soybean meal and other feed ingredients and an oversupply of chicken in the US. To date, these exit or disposal activities have eliminated approximately 12,460 positions and resulted in net charges totaling $88.0 million.

Results of operations for the three months ended March 28, 2010, and March 28, 2009, included restructuring charges totaling $35.8 million and $12.4 million, respectively. All restructuring charges, with the exception of costs related to lease obligations and restructuring-related inventory reserves, have resulted in cash expenditures or will result in cash expenditures within one year. Results of operations for the three months ended March 28, 2009, also included adjustments totaling $4.0 million that reduced the accrued costs. These adjustments included the elimination of accrued severance costs and other restructuring costs in excess of actual severance and other restructuring costs incurred during the exit or disposal period and the assumption of a lease obligation related to our closed administrative office by an outside party.

Subsequent to March 28, 2010, the Company announced that, before June 14, 2010, it would reduce its workforce by approximately 213 corporate and administrative positions across the organization under the second phase of its integration with JBS USA. The Company anticipates that it will recognize severance costs of approximately $4.5 million related to this action as administrative restructuring charges during the three months ended June 27, 2010.

We continue to review and evaluate various restructuring and other alternatives to streamline our operations, improve efficiencies and reduce costs. Such initiatives may include selling assets, consolidating operations and functions, employee relocation and voluntary and involuntary employee separation programs. Any such actions may require us to obtain the pre-approval of our lenders under our Exit Credit Facility (as defined below). In addition, such actions will subject the Company to additional short-term costs, which may include asset impairment charges, lease commitment costs, employee retention and severance costs and other costs. Certain of these activities may have a disproportionate impact on our income relative to the cost savings.

Consistent with its strategy of matching production to forecasted demand, the Company plans to re-open its chicken processing plant in Douglas, Georgia, by January 2011. The Company also plans to re-open two other idled facilities, one by mid-2011 and the other by spring 2012. If these three plants are re-opened, it should result in a production increase of 10 percent, or approximately 3.5 million birds per week.

On January 13, 2010, we started purchasing derivative financial instruments, specifically exchange-traded futures and options, in an attempt to mitigate price risk related to its anticipated consumption of commodity inputs such as corn, soybean meal and natural gas. As of March 28, 2010, we had long and (short) derivative positions in place covering 16.4%, (2.9)% and 50.0% of anticipated corn, soybean meal and natural gas needs, respectively, through March 2011. The short position on soybean meal is not material and relates to timing differences. At March 28, 2010, the fair values of commodity derivative assets and commodity derivative liabilities totaled $0.6 million and $6.8 million, respectively. Our counterparties require that we post cash collateral for changes in the net fair value of the derivative contracts. At March 28, 2010, we held $12.1 million of cash collateral on account to secure our open positions. We do not designate derivative financial instruments that we purchase to mitigate commodity purchase exposures as cash flow hedges; therefore, we recognize changes in the fair value of these derivative financial instruments immediately in earnings. During the three months ended March 28, 2010, we recognized $11.4 million in net losses related to changes in the fair values of these derivative financial instruments.

At the Effective Date, we did not meet the requirements under Accounting Standards Codification (“ASC”) Topic 852 to adopt fresh start accounting. Fresh start accounting requires the debtor to use current fair values in its balance sheet for both assets and liabilities and to eliminate all prior earnings or deficits. The two requirements to fresh start accounting are (i) the reorganization value of the company’s assets immediately before the date of confirmation of the plan of reorganization is less than the total of all post-petition liabilities and allowed claims and (ii) the holders of existing voting shares immediately before confirmation of the plan of reorganization receive less than 50.0% of the voting shares upon emergence. As of the Effective Date, our fresh start calculation indicated that we did not meet the requirements to adopt fresh start accounting because the reorganization value of our assets exceeded the total of post-petition liabilities and allowed claims. Accordingly, we will continue to carry forward our assets and liabilities at historical values.

The Company is currently participating in antidumping and countervailing duty proceedings initiated by the Ministry of Commerce of the People’s Republic of China (“MOFCOM”). Under these proceedings, MOFCOM is examining whether US chicken producers including the Company have been dumping certain chicken products into the People’s Republic of China (excluding the Special Administrative Region of Hong Kong), and whether US chicken producers including the Company have been receiving countervailable subsidies in respect of those chicken products. MOFCOM has preliminarily determined to impose antidumping and countervailing duties on the US chicken producers, and currently is provisionally requiring the deposit of such duties. The current deposit requirements will deter importers from purchases of the Company’s chicken products for China; therefore, these deposit requirements will diminish the volume of such purchases. Final determinations whether or not to impose antidumping and/or countervailing duties (and to convert the provisionally collected deposits into actual duties) are expected between September 2010 and early 2011. If the final determinations impose high duties on US-origin chicken products, such duties could deter importers from purchases of the Company’s chicken products, or could materially diminish the volume of such purchases, until such time as the duties are reduced or eliminated. The Company is vigorously defending itself in the proceedings.

Russia has effectively banned US poultry imports shipped after January 1, 2010, due to residue levels left from a chlorine treatment procedure required by US Department of Agriculture regulations. As long as the restrictions remain in place, the Company will not be able to export its chicken products to Russia. While a US trade delegation continues negotiations with Russian concerning the restrictions, no assurances can be given as to when the existing disruptions will be alleviated or that new ones will not arise. The Company has been able to alleviate the impact of these disruptions by selling its product to other customers.

Chapter 11 Bankruptcy Filings and Proceedings

Background

On December 1, 2008, (the “Petition Date”), Pilgrim’s Pride Corporation and six of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division (the “Bankruptcy Court”). The cases are being jointly administered under Case No. 08-45664. The Company’s subsidiaries in Mexico and certain subsidiaries in the US were not included in the filing (the “Non-filing Subsidiaries”) and operated outside of the Chapter 11 process. As described below, on December 10, 2009, the Bankruptcy Court entered an order (the “Confirmation Order”) approving and confirming the Joint Plan of Reorganization filed by the Debtors under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court, along with the Disclosure Statement for the Debtors’ Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code (as amended and supplemented, the “Plan”). The Company emerged from its Chapter 11 bankruptcy proceedings on the Effective Date.

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

The DIP Credit Agreement provided for an original aggregate commitment of up to $450.0 million, which permitted borrowings on a revolving basis. On December 1, 2009, the maturity date of the DIP Credit Agreement was extended from December 1, 2009, to January 31, 2010, and the lender commitments under the DIP Credit Agreement were reduced to $250.0 million. All obligations under the DIP Credit Agreement were unconditionally guaranteed by the Subsidiaries and were secured by a first priority priming lien on substantially all of the assets of the Company and the Subsidiaries, subject to specified permitted liens in the DIP Credit Agreement. As discussed below, on the Effective Date, the DIP Credit Agreement was terminated pursuant to the Plan and the Confirmation Order.

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

The Plan and Emergence

On September 17, 2009, the Debtors filed the Plan under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court, along with the Disclosure Statement for the Plan under Chapter 11 of the Bankruptcy Code. The Plan provided for a reorganization of the Debtors’ businesses as a going concern. The Plan was premised on (i) a transaction with JBS USA whereby, pursuant to the SPA (defined below), the Plan Sponsor would purchase 64.0% of the common stock of the reorganized Company (“Reorganized PPC”) in exchange for $800.0 million in cash, to be used by the Debtors to, among other things, fund distributions to holders of allowed claims under the Plan, and (ii) the Debtors entering into a new credit facility having an aggregate commitment of up to $1.75 billion (as described below, the “Exit Credit Facility”). In connection with the Plan, all holders of allowed claims will be paid in full unless otherwise agreed by the applicable holder, provided that the Plan contemplates that the 7 5/8% Senior Notes due 2015, the 8 3/8% Senior Subordinated Notes due 2017 and the 9 1/4% Senior Subordinated Notes due 2013 (together, the “Unsecured Notes”) issued under the Company’s outstanding indentures would be reinstated unless and to the extent a holder of the notes elected to receive a cash payment equal to the principal amounts of the notes plus unpaid interest that had accrued pre-petition with interest accruing on such unpaid interest at the default contract rate through the Effective Date, and the accrued unpaid post-petition interest on the principal amount of the notes at the non-default contract rate through the Effective Date. Based on the holders of the Unsecured Notes making cash elections, $5.1 million aggregate principal amount of the Unsecured Notes were reinstated.

Section 1128(a) of the Bankruptcy Code required the Bankruptcy Court, after appropriate notice, to hold a hearing on confirmation of a plan of reorganization. The confirmation hearing on the Plan occurred on December 8 and 9, 2009. On December 10, 2009, the Bankruptcy Court entered the Confirmation Order approving and confirming the Plan. The Company emerged from its Chapter 11 bankruptcy proceedings on the Effective Date.

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

On the Effective Date, the Company’s common stock outstanding immediately prior to the effectiveness of the Plan was cancelled and converted into the right to receive shares of common stock, par value $0.01 per share, of Reorganized PPC based on a one-for-one exchange ratio, which constitutes 36.0% of the total number of shares of common stock of Reorganized PPC issued pursuant to the Plan. The remaining shares of common stock of Reorganized PPC, constituting 64.0% of the total issued pursuant to the Plan and outstanding on the Effective Date, were issued to the Plan Sponsor, a wholly-owned indirect subsidiary of JBS S.A., a Brazil-based meat producer, for $800.0 million in cash pursuant to the terms and condition of a Stock Purchase Agreement (the “SPA”) entered into by the Company and the Plan Sponsor on September 16, 2009, as amended (the “Acquisition”). Proceeds from the sale of the common stock of Reorganized PPC to JBS USA were used to fund cash distributions to unsecured creditors. Effective December 29, 2009, the NYSE listed the common stock of Reorganized PPC and it is now quoted under the ticker symbol “PPC.”

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

Exit Credit Facility

Upon exiting from bankruptcy on December 28, 2009, the Company and certain of its subsidiaries, including To-Ricos, Ltd. and To-Ricos Distribution, Ltd. (collectively, the “To-Ricos Borrowers”), entered into the Exit Credit Facility that provides for an aggregate commitment of $1.75 billion consisting of (i) a revolving loan commitment of $600.0 million, (ii) a Term A loans commitment of $375.0 million and (iii) a Term B loans commitment of $775.0 million. The revolving loan commitment and the Term A loans will mature on December 28, 2012. Term B loans will mature on December 28, 2014. CoBank ACB will serve as administrative agent (“Exit Facility Agent”) on behalf of the lenders under the Exit Credit Facility.

On December 28, 2009, the Company borrowed $375.0 million under the Term A loans commitment, $775.0 million under the Term B loans commitment and $100.0 million under the revolving loan commitment. The Company repaid the outstanding borrowings under the revolving loan commitment on January 7, 2010. On December 28, 2009, the Company also paid loan costs totaling $50.0 million related to the Exit Credit Facility that it recognized as an asset on its balance sheet. The Company will amortize these capitalized costs to expense over the life of the Exit Credit Facility.

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

All obligations under the Exit Credit Facility are unconditionally guaranteed by certain of the Company’s subsidiaries and are secured by a first priority lien on (i) the domestic (including Puerto Rico) accounts receivable and inventory of the Company and its subsidiaries, (ii) 100.0% of the equity interests in the To-Ricos Borrowers and the Company’s domestic subsidiaries and 65.0% of the equity interests in the Company’s direct foreign subsidiaries, (iii) substantially all of the personal property and intangibles of the Company, the To-Ricos Borrowers and the guarantor subsidiaries, and (iv) substantially all of the real estate and fixed assets of the Company and the subsidiary guarantors.

For additional information on the DIP Credit Agreement and the Exit Credit Facility, see Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Business Segment and Geographic Reporting

We operate in one reportable business segment, as a producer and seller of chicken products we either produce or purchase for resale in the US, Puerto Rico and Mexico. We conduct separate operations in the US, Puerto Rico and Mexico; however for geographic reporting purposes, we include Puerto Rico with our US operations. Corporate expenses are allocated to Mexico based upon various apportionment methods for specific expenditures incurred related thereto with the remaining amounts allocated to the US.

Results of Operations

Net sales. Net sales generated in the three months ended March 28, 2010, decreased $55.2 million, or 3.2%, from net sales generated in the three months ended March 28, 2009. The following table provides net sales information:

Source	Three Months Ended March 28, 2010	Change from Three Months Ended March 28, 2009
		Amount	Percent
	(In thousands, except percent data)
United States	$1,495,614	$(86,262)	(5.5	)%(a)
Mexico	147,304	31,078	26.7	%(b)

Total net sales	$1,642,918	$(55,184)	(3.2)%

(a)	US sales generated in the three months ended March 28, 2010, decreased 5.5% from US sales generated in the three months ended March 28, 2009. Sales volume decreased 11.6% primarily because of previously announced production cutbacks, subsequent reorganization efforts, and reduced demand for table eggs and offal. Net revenue per pound sold increased 4.0% from the prior year primarily because of higher breast and wing prices in the three months ended March 28, 2010, as compared to the three months ended March 28, 2009. This favorable pricing performance was partially offset by lower dark meat prices in the three months ended March 28, 2010, as compared to the three months ended March 28, 2009.

(b)	Mexico sales generated in the three months ended March 28, 2010, increased 26.7% from Mexico sales generated in the three months ended March 28, 2009. Sales volume increased 33.2% from the prior year because of increased demand. Net revenue per pound sold decreased 4.4% from the prior year primarily because of current unfavorable economic conditions in Mexico. In an effort to increase demand for chicken products, the industry lowered prices. The negative impact of these lower prices was partially offset by an improved currency exchange rate.

Gross profit. Gross profit decreased by $26.7 million, or 33.9%, from $78.7 million generated in the three months ended March 28, 2009, to $52.0 million generated in the three months ended March 28, 2010. The following table provides gross profit information.

Components	Three Months Ended March 28, 2010	Change from Three Months Ended March 28, 2009		Percent of Net Sales
				Three Months Ended
				March 28,	March 28,
		Amount	Percent	2010	2009
Net sales	$1,642,918	$(55,184)	(3.2)%	100.0%	100.0%
Cost of sales	1,590,899	(28,460)	(1.8)%	96.8%	95.4	%(a)

Gross profit	$52,019	$(26,724)	(33.9)%	3.2%	4.6	%(b)

(a)	Cost of sales incurred by the US operations during the three months ended March 28, 2010, decreased $60.9 million from cost of sales incurred by the US operations during the three months ended March 28, 2009. This decrease occurred primarily because of the cost-savings impact of prior-period production cutbacks, decreased feed ingredient purchases and decreased corn prices partially offset by a $11.4 million aggregate net loss recognized on commodity derivative financial instruments during the current quarter. We did not participate in any derivative financial instrument transactions in the three months ended March 28, 2009. Cost of sales incurred by the Mexico operations during the three months ended March 28, 2010, increased $32.4 million from cost of sales incurred by the Mexico operations during the three months ended March 28, 2009, primarily because of increased net sales and the increased currency exchange rate.
(b)	Gross profit as a percent of net sales generated in the three months ended March 28, 2010, decreased 1.4 percentage points from gross profit as a percent of sales generated in the three months ended March 28, 2009, primarily because of a delay in the addition of new further processed volume that forced the Company to sell commodity meat at lower prices. This negative impact of gross profit performance was partially offset by the cost-savings impact of prior-period production cutbacks and decreased corn costs experienced during the quarter.

Operating income (loss). Operating income (loss) results decreased by $52.7 million, or 259.8%, from income of $20.3 million generated in the three months ended March 28, 2009, to a loss of $32.4 million incurred in the three months ended March 28, 2010. The following tables provide operating loss information.

Source	Three Months Ended March 28, 2009	Change from Three Months Ended March 28, 2009
		Amount	Percent
	(In thousands, except percent data)
United States	$(44,183)	$(50,808)	(766.9)%
Mexico	11,782	(1,873)	(13.7)%

Total operating loss	$(32,401)	$(52,681)	(259.8)%

Components	Three Months Ended March 28, 2010	Change from Three Months Ended March 28, 2009		Percent of Net Sales
				Three Months Ended
				March 28,	March 28,
		Amount	Percent	2010	2009
Gross profit	$52,019	$(26,724)	(33.9)%	3.2%	4.6%
SG&A expenses	48,601	(10,297)	(17.5)%	3.0%	3.4	%(a)
Administrative restructuring charges	35,819	36,254	8,334.3%	2.2%	—	%(b)

Operating loss	$(32,401)	$(52,681)	(259.8)%	(2.0)%	1.2	%(c)

(a)	Selling, general and administrative (“SG&A”) expenses recognized during the three months ended March 28, 2010, decreased 17.5% from SG&A expenses recognized during the three months ended March 28, 2009, primarily because of reductions in employee compensation and related benefit costs resulting from restructuring actions taken in 2009 and 2010.
(b)	Administrative restructuring charges recognized during the three months ended March 28, 2010, represented severance costs related to the elimination of 230 non-production positions as part of the first phase of our integration with JBS USA, change-in-control payments to certain terminated executives and other key employees and losses incurred on the sale of excess MRO inventories gathered from plants and complexes that are currently operating. There were essentially no administrative restructuring charges incurred during the three months ended March 28, 2009.
(c)	Operating income as a percent of net sales incurred in the three months ended March 28, 2010, decreased 3.2 percentage points from operating loss as a percent of net sales incurred in the three months ended March 28, 2009, primarily because of decreased gross profit partially offset by the positive impact of 2009 and 2010 restructuring actions on SG&A expenses.

Interest expense. Interest expense decreased 38.8% to $28.4 million recognized in the three months ended March 28, 2010, from $46.4 million recognized in the three months ended March 28, 2009, primarily because of decreased average borrowings and a decreased weighted average interest rate recognized in the three months ended March 28, 2010 as compared to the three months ended March 28, 2009. As a percent of net sales, interest expense recognized in the three months ended March 28, 2010, decreased to 1.7% from 2.7% recognized in the three months ended March 28, 2009.

Reorganization items. Net reorganization costs decreased 41.4% to $20.7 million recognized in the three months ended March 28, 2010, from $35.4 million recognized in the three months ended March 28, 2009. Costs recognized in the three months ended March 28, 2010, primarily included, (i) costs totaling $17.7 million associated with the elimination of unamortized capitalized finance charges related to the BMO Credit Facility (defined below), the CoBank Credit Facility (defined below), the 7 5/8% Senior Notes due 2015 and the 8 3/8% Senior Subordinated Notes due 2017, (ii) professional fees totaling $4.4 million charged for post-petition reorganization services and (iii) severance and other costs totaling $2.6 million related to post-petition facility closures and RIF actions. These costs were partially offset by the recognition of a previously unrealized $4.0 million gain on a derivative financial instrument designated as a cash flow hedge that was related to the Company’s extinguished public debt. Costs recognized in the three months ended March 28, 2009, primarily included (i) professional fees totaling $14.7 million charged for post-petition reorganization services, (ii) finance costs totaling $4.5 million related to the DIP Credit Agreement and (iii) severance and other costs totaling $16.2 million related to post-petition facility closures and RIF actions.

Income taxes. The Company recognized an income tax benefit of $33.3 million for the three months ended March 28, 2010, compared to income tax expense of $2.3 million for the three months ended March 28, 2009. The income tax benefit reported for the three months ended March 28, 2010, was primarily a result of the tax benefit recorded on the year-to-date loss that is expected to be realized during the year as well as the recognition of previously unrecognized tax benefits.

Net income (loss) attributable to noncontrolling interests. For the three months ended March 28, 2010, we recognized net income attributable to noncontrolling interests in three of our consolidated subsidiaries of $0.2 million. For the three months ended March 28, 2009, we recognized net losses attributable to noncontrolling interests in three of our consolidated subsidiaries of $0.4 million.

Liquidity and Capital Resources

The following table presents our available sources of liquidity as of March 28, 2010:

Source of Liquidity(b)	Facility Amount	Amount Outstanding	Available
	(In millions)
Cash and cash equivalents	$—	$—	$48.4
Investments in available-for-sale securities	—	—	7.9
Debt facilities:
Exit Credit Agreement	600.0	—	561.9	(a)
ING Credit Facility (defined below)	44.5	39.5	5.0

(a)	Actual borrowings by the Company under the Exit Credit Agreement are subject to a borrowing base, which is a formula based on certain eligible inventory and eligible receivables. The borrowing base at March 28, 2010 was $566.0 million. Availability under the Exit Credit Agreement is also affected by the Company’s outstanding standby letters of credit. Standby letters of credit outstanding at March 28, 2010 totaled $4.1 million.

Debt Obligations

Prior Secured Credit Facilities and Unsecured Notes. On the Effective Date, the Company used the proceeds received from borrowings under the Exit Credit Facility and available cash to repay in full the indebtedness under the Prior Secured Credit Facilities totaling $1,398.0 million. Consequently, pursuant to the Plan and the Confirmation Order, on the Effective Date, the Prior Secured Credit Facilities were terminated.

On the Effective Date, the Company used the proceeds received from the sale of the common stock of Reorganized PPC to JBS USA to repay indebtedness under the Unsecured Notes totaling $651.9 million. The Plan contemplated that the Unsecured Notes issued under the Company’s outstanding indentures would be reinstated unless and to the extent a holder of the notes elected to receive a cash payment equal to the principal amounts of the notes plus unpaid interest that had accrued pre-petition with interest accruing on such unpaid interest at the default contract rate through the Effective Date, and the accrued unpaid post-petition interest on the principal amount of the notes at the non-default contract rate through the Effective Date. Based on the holders of the Unsecured Notes making cash elections, $5.1 million aggregate principal amount of the Unsecured Notes were reinstated. In connection with the Plan, all other holders of allowed claims will be paid in full unless otherwise agreed by the applicable holder.

ING Credit Agreement. On September 25, 2006, a subsidiary of the Company, Avícola Pilgrim’s Pride de México, S. de R.L. de C.V. (the “Mexico Borrower”), entered into a secured revolving credit agreement (the “ING Credit Agreement”) with ING Capital, LLC, as agent (the “Mexico Agent”) and the lenders party thereto (the “Mexico Lenders”). The ING Credit Agreement has a final maturity date of September 25, 2011 and a revolving commitment of 557.4 million Mexican pesos, a US dollar-equivalent of $44.5 million at March 28, 2010. Outstanding borrowings under the ING Credit Agreement totaled 494.9 million Mexican pesos, a US dollar-equivalent of $39.5 million at March 28, 2010. The interest rate in effect at March 28, 2010, on borrowings under the ING Credit Agreement was 9.595%.

Outstanding amounts under the ING Credit Agreement bear interest at a rate per annum equal to: the LIBOR Rate, the Base Rate, or the TIIE Rate, as applicable, plus the Applicable Margin (as those terms are defined in the ING Credit Agreement). While the Company was operating in Chapter 11, the Applicable Margin for LIBOR loans, Base Rate loans, and TIIE loans of was 6.0%, 4.0%, and 5.8%, respectively. Following the Effective Date, the Applicable Margin for LIBOR loans and Base Rate loans is 0.375% higher than the highest applicable interest rate margin under the Exit Credit Facility and for TIIE loans is 0.20% less than the Applicable Margin for LIBOR loans.

The ING Credit Agreement requires the Company to make a mandatory prepayment of the revolving loans, in an aggregate amount equal to 100.0% of the net cash proceeds received by any Mexico Subsidiary, as applicable, in excess of thresholds specified in the ING Credit Agreement (i) from the occurrence of certain asset sales by the Mexico Subsidiaries; (ii) from the occurrence of any casualty or other insured damage to, or any taking under power of eminent domain or by condemnation or similar proceedings of, any property or asset of any Mexico Subsidiary; or (iii) from the incurrence of certain indebtedness by a Mexico Subsidiary. Any such mandatory prepayments will permanently reduce the amount of the commitment under the ING Credit Agreement. The Mexico Subsidiaries have pledged substantially all of their receivables, inventory, and equipment and certain fixed assets. The Mexico subsidiaries were excluded from the US bankruptcy proceedings.

Exit Credit Facility. Upon exiting from bankruptcy on December 28, 2009, the Company and certain of its subsidiaries, the To-Ricos Borrowers, entered into the Exit Credit Facility, which provides for an aggregate commitment of $1.75 billion consisting of (i) a revolving loan commitment of $600.0 million, (ii) a Term A loans commitment of $375.0 million and (iii) a Term B loans commitment of $775.0 million. The revolving loan commitment and the Term A loans will mature on December 28, 2012. Term B loans will mature on December 28, 2014.

On December 28, 2009, the Company borrowed $375.0 million under the Term A loans commitment, $775.0 million under the Term B loans commitment and $100 million under the revolving loan commitment. The Company repaid the outstanding borrowings under the revolving loan commitment on January 7, 2010. On December 28, 2009, the Company also paid loan costs totaling $50.0 million related to the Exit Credit Facility that it recognized as an asset on its balance sheet. The Company will amortize these capitalized costs to expense over the life of the Exit Credit Facility.

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

The Exit Credit Facility includes a $50.0 million sub-limit for swingline loans and a $200.0 million sub-limit for letters of credit. Outstanding borrowings under the revolving loan commitment bear interest at a per annum rate equal to 3.50% plus the greater of (i) the US prime rate as published by the Wall Street Journal, (ii) the average federal funds rate plus 0.5%, and (iii) the one-month LIBOR rate plus 1.0%, in the case of alternate base rate loans, or 4.50% plus the one, two, three or six month LIBOR rate adjusted by the applicable statutory reserve, in the case of Eurodollar loans. Outstanding Term A and Term B-1 loans bear interest at a per annum rate equal to 4.00% plus greater of (i) the US prime rate, as published by the Wall Street Journal, (ii) the average federal funds rate plus 0.5%, and (iii) the one month LIBOR rate plus 1.0%, in the case of alternate base rate loans, or 5.00%, plus the one, two, three or six month LIBOR Rate adjusted by the applicable statutory reserve, in the case of Eurodollar loans. Outstanding Term B-2 loans bear interest at a per annum rate equal to 9.00%. Commitment fees charged on the revolving commitments under the Exit Credit Facility accrue at a per annum rate equal to 1.00%.

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

Actual borrowings by the Company under the Exit Credit Facility are subject to a borrowing base, which is a formula based on certain eligible inventory, eligible receivables and restricted cash under the control of the Exit Facility Agent. The borrowing base formula is reduced by the sum of (i) inventory reserves, (ii) rent and collateral access reserves, and (iii) any amount more than 15 days past due that is owed by the Company or its subsidiaries to any person on account of the purchase price of agricultural products or services (including poultry and livestock) if that person is entitled to any grower’s or producer’s lien or other security arrangement. Revolving loan availability under the borrowing base is also limited to an aggregate of $25.0 million with respect to the To-Ricos Borrowers. As of March 28, 2010, the borrowing base was $566.0 million.

The Exit Credit Facility provides that the Company may not incur capital expenditures in excess of $225.0 million in fiscal year 2010, $275.0 million in fiscal year 2011 and $350.0 million per fiscal year thereafter. The Company must also maintain a minimum fixed charge coverage ratio and a minimum level of tangible net worth and may not exceed a maximum leverage ratio. During 2010, the Company must maintain compliance with these covenants at the following levels:

Minimum fixed charge coverage ratio	At least 1.20

Maximum leverage ratio	No greater than 3.25 for each of the quarters ended March 28, 2010, and June 27, 2010, and no greater than 3.00 thereafter

Minimum consolidated tangible net worth	At least $656.1 million plus 50.0% of the cumulative net income (excluding any losses) of the Company and its Subsidiaries from the Effective Date through the date of calculation

The Company’s is currently in compliance with these covenants and expects to remain in compliance for the foreseeable future. However, chicken prices, commodity prices, access to export markets and other factors could affect the Company’s ability to maintain compliance with its financial covenants. Of these financial covenants, management believes the fixed charge coverage ratio will be the most susceptible to these factors. In order to continue to meet the covenant, gross profit will have to improve over the results the Company experienced in the three months ended March 28, 2010, or management will have to initiate additional cost-cutting or restructuring activities.

The Exit Credit Facility contains various covenants that may adversely affect our ability to, among other things, incur additional indebtedness, incur liens, pay dividends or make certain restricted payments, consummate certain asset sales, enter into certain transactions with JBS USA and our other affiliates, merge, consolidate and/or sell or dispose of all or substantially all of our assets.

All obligations under the Exit Credit Facility are unconditionally guaranteed by certain of the Company’s subsidiaries and are secured by a first priority lien on (i) the domestic (including Puerto Rico) accounts receivable and inventory of the Company and its subsidiaries, (ii) 100.0% of the equity interests in the To-Ricos Borrowers and the Company’s domestic subsidiaries and 65.0% of the equity interests in the Company’s direct foreign subsidiaries, (iii) substantially all of the personal property and intangibles of the Company, the To-Ricos Borrowers and the guarantor subsidiaries, and (iv) substantially all of the real estate and fixed assets of the Company and the subsidiary guarantors.

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

Historical Flow of Funds

Cash used in operating activities was $4.8 million and $51.3 million for the three months ended March 28, 2010, and March 28, 2009, respectively. The improvement in cash flows from operating activities was primarily the result of favorable changes in net working capital as well as improvement in net loss attributable to the Company incurred in the three months ended March 28, 2010, as compared to net loss attributable to the Company incurred in the three months ended March 28, 2009.

Our working capital position decreased $120.1 million to a surplus of $538.3 million and a current ratio of 1.82 at March 28, 2010, compared with a surplus of $658.4 million and a current ratio of 1.77 at December 27, 2009, primarily because of a significant increase in current maturities of long-term debt, the reclassification of pre-petition obligations from long-term to current upon the Company’s emergence from bankruptcy, and the other working capital changes discussed below.

Trade accounts and other receivables decreased $11.4 million, or 3.7%, to $300.1 million at March 28, 2010, from $311.5 million at December 27, 2009. This decrease resulted primarily from lower sales in March 2010 as compared to December 2009.

Inventories decreased $9.0 million, or 1.2%, to $731.8 million at March 28, 2010, from $740.8 million at December 27, 2009, primarily due to lower feed ingredient prices and the impact of several restructuring actions taken by the Company. These actions include the Company’s previously announced production cutbacks and plant closures that resulted in reduced live flock inventories, feed inventories, and packaging and other supplies inventories.

Prepaid expenses and other current assets increased $17.9 million, or 48.1%, to $55.1 million at March 28, 2010, from $37.2 million at December 27, 2009. This increase resulted primarily from the Company’s renewed derivative financial instruments trading activity, increased sales tax receivables in Mexico, increased deferred compensation plan assets and increased prepaid grain to be delivered via barge.

Accounts payable increased $46.0 million, or 23.4%, to $242.6 million at March 28, 2010, from $196.7 million at December 27, 2009, because the Company was able to transact more credit purchases during March 2010 than it could during December 2009. During the three months ended December 27, 2009, many vendors demanded cash on delivery because the Company had not yet emerged from bankruptcy.

Accrued expenses decreased $83.3 million, or 20.8%, to $317.5 million at March 28, 2010, from $400.8 million at December 27, 2009. This decrease resulted from the payment of accrued interest related to pre-petition borrowings extinguished on December 28, 2009, and payment of accrued incentive compensation in January 2010.

Cash used in investing activities totaled $30.7 million and $14.0 million for the three months ended March 28, 2010, and March 28, 2009, respectively. Capital expenditures of $30.9 million and $19.4 million for the three months ended March 28, 2010, and March 28, 2009, respectively, were primarily incurred for the routine replacement of equipment and to improve efficiencies and reduce costs. Capital expenditures for 2010 are expected to be incurred to increase certain production capacity, improve efficiencies, reduce costs and for the routine replacement of equipment and cannot exceed $225 million under the terms of the Exit Credit Facility. Cash was used to purchase investment securities totaling $3.0 million and $6.5 million in the three months ended March 28, 2010, and March 28, 2009, respectively. Cash proceeds received in the three months ended March 28, 2010, and March 28, 2009, from the sale or maturity of investment securities totaled $2.6 million and $4.2 million, respectively. Cash proceeds received from property disposals for the three months ended March 28, 2010, and March 28, 2009, totaled $0.6 million and $7.7 million, respectively.

Cash used in financing activities totaled $152.6 million for the three months ended March 28, 2010, and cash provided by financing activities totaled $77.8 million for the three months ended March 28, 2009. Cash proceeds received in the three months ended March 28, 2009, from borrowings under the DIP Credit Agreement totaled $141.4 million. Cash was used to repay borrowings under the DIP Credit Agreement totaling $152.8 million in the three months ended March 28, 2009. Cash proceeds received in the three months ended March 28, 2010, and March 28, 2009, from long-term debt totaled $1,253.4 million and $2.5 million, respectively. Cash was used to repay long-term debt totaling $2,155.9 million and $25.0 million in the three months ended March 28, 2010, and March 28, 2009, respectively. Cash proceeds received in the three months ended March 28, 2010, from the sale of common stock totaled $800.0 million. Cash proceeds received in the three months ended March 28, 2009, because of an increase in outstanding cash management obligations totaled $111.7 million. Cash was used to pay capitalized loan costs totaling $50.0 million in the three months ended March 28, 2010. Cash was used for other financing activities totaling $0.1 million in the three months ended March 28, 2010.

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

Contractual obligations at March 28, 2010, were as follows:

	Payments Due By Period
Contractual Obligations(d)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In millions)
Long-term debt(a)	$1,194.6	$50.0	$464.5	$675.3	$4.8
Interest(b)	306.4	76.7	138.7	89.7	1.3
Capital leases	1.5	0.3	0.3	0.3	0.6
Operating leases	75.3	29.5	39.6	6.2	—
Purchase obligations(c)	81.5	80.7	0.8	—	—

Total	$1,659.3	$237.2	$643.9	$771.5	$6.7

(a)	Long-term debt excludes $4.1 million in letters of credit outstanding related to normal business transactions. Pursuant to our Exit Credit Facility, following the end of each fiscal year, 75.0% of our cash flow (or 50.0% of our cash flow if the aggregate outstanding principal amount of the Term B loans is $400.0 million or less) must be used to repay outstanding principal amounts under the Term A and Term B loans.
(b)	Interest obligations in the table above assume the continuation of interest rates and outstanding borrowings under our credit facilities as of March 28, 2010.
(c)	Includes agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction.
(d)	The total amount of PPC’s unrecognized tax benefits at March 28, 2010, was $23.3 million. We did not include this amount in the contractual obligations table above as reasonable estimates cannot be made at this time of the amounts or timing of future cash outflows.

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

On September 27, 2009, the Company adopted guidance under ASC Subtopic 715-20 that establishes standards for on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan, including disclosures about investment policies and strategies, categories of plan assets, fair value measurements of plan assets and significant concentrations of risk. Adoption of the subject guidance under ASC Subtopic 715-20 will impact all Company disclosures about plan assets of its defined benefit pension or other postretirement plans published or after the adoption date. The Company will evaluate the impact of the subject guidance at the time the applicable disclosure is required. The Company does not currently expect that the adoption of the subject guidance will have a material impact on its consolidated financial statements.

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

On December 28, 2009, the Company adopted ASU 2010-06, Improving Disclosures about Fair Value Measurements, which provides amendments to ASC Subtopic 820-10 that require new disclosures regarding transfers in and out of Level 1 and Level 2 fair value measurements. ASU 2010-06 also clarifies existing disclosures regarding (i) the level of asset and liability disaggregation and (ii) fair value measurement inputs and valuation techniques. The adoption of the subject guidance under ASC Subtopic 820-10 did not have a material impact on the Company’s consolidated financial statements.

Accounting Pronouncements Issued But Not Yet Adopted

In January 2010, the Financial Accounting Standards Board issued ASU 2010-06, Improving Disclosures about Fair Value Measurements, which provides amendments to ASC Subtopic 820-10 that require new disclosures regarding activity in Level 3 fair value measurements. New disclosure regarding activity in Level 3 fair value measurements will be applied effective December 27, 2010. The Company does not expect the adoption of the subject guidance under ASC 820-10 will have a material impact on its consolidated financial statements.

Critical Accounting Policies

During the three months ended March 28, 2010, (i) we did not change any of our existing critical accounting policies, (ii) no existing accounting policies became critical accounting policies because of an increase in the materiality of associated transactions or changes in the circumstances to which associated judgments and estimates relate, and (iii) there were no significant changes in the manner in which critical accounting policies were applied or in which related judgments and estimates were developed.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Prices

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

Market risk is estimated as a hypothetical 10.0% increase in the weighted-average cost of our primary feed ingredients as of March 28, 2010. Based on our feed consumption during the three months ended March 28, 2010, such an increase would have resulted in an increase to cost of sales of $49.3 million. A 10.0% change in ending feed ingredients inventories at March 28, 2010, would be $5.9 million, excluding any potential impact on the production costs of our chicken inventories.

The Company purchases derivative financial instruments, specifically exchange-traded futures and options, in an attempt to mitigate price risk related to its anticipated consumption of commodity inputs for periods up to 12 months. As of March 28, 2010, the Company had long and (short) derivative positions in place covering 16.4%, (2.9)% and 50.0% of anticipated corn, soybean meal and natural gas needs, respectively, through March 2011. A 10.0% change in corn, soybean meal and natural gas prices on March 28, 2010, would have resulted in a $7.2 million change in the fair value of our net commodity derivative liability position as of that date.

Interest Rates

Our earnings are affected by changes in interest rates due to the impact those changes have on our variable-rate debt instruments and the fair value of our fixed-rate debt instruments. Our variable-rate debt instruments represented 71.4% of our long-term debt at March 28, 2010. Holding other variables constant, including levels of indebtedness, a 25-basis-points increase in interest rates applied to our variable-rate long-term debt would have increased interest expense recognized in the three months ended March 28, 2010, by $0.5 million. These amounts are determined by considering the impact of the hypothetical interest rates on our variable-rate long-term debt at March 28, 2010. Holding other variables constant, including levels of indebtedness, a 25-basis-points decrease in interest rates applied to our fixed-rate long-term debt would have increased the fair value on that long-term debt as of March 28, 2010, by $9.3 million. These amounts are determined by considering the impact of the hypothetical interest rates on our fixed-rate long-term debt at March 28, 2010.

Investments at March 28, 2010, were primarily comprised of corporate equity securities and both US corporate and municipal debt securities. Market risk related to our investments is not significant.

Foreign Currency

Our earnings are also affected by foreign currency exchange rate fluctuations related to the Mexican peso net monetary position of our Mexican subsidiaries. We manage this exposure primarily by attempting to minimize our Mexican peso net monetary position. We are also exposed to the effect of potential currency exchange rate fluctuations to the extent that amounts are repatriated from Mexico to the US. As of March 28, 2010, we anticipate that the cash flows of our Mexico subsidiaries will be reinvested in our Mexico operations. In addition, the Mexican peso exchange rate can directly and indirectly impact our financial condition and results of operations in several ways, including potential economic recession in Mexico because of devaluation of their currency. The impact on our financial position and results of operations resulting from a hypothetical change in the exchange rate between the US dollar and the Mexican peso cannot be reasonably estimated. Foreign currency exchange gains (losses), representing the change in the US dollar value of the net monetary assets of our Mexican subsidiaries denominated in Mexican pesos, were a loss of $0.4 million and a gain of $0.4 million in the three months ended March 28, 2010, and March 28, 2009, respectively. The average exchange rates for the three months ended March 28, 2010, and March 28, 2009, were 12.82 Mexican pesos to one US dollar and 14.35 Mexican pesos to one US dollar, respectively. No assurance can be given as to how future movements in the Mexican peso could affect our future financial condition or results of operations.

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

•	Competitive factors and pricing pressures or the loss of one or more of our largest customers;

•	Currency exchange rate fluctuations, trade barriers, exchange controls, expropriation and other risks associated with foreign operations;

•	Our ability to re-open our idled facilities in the manner and on the time schedule planned due to, among other things, our dependence on commodity prices and economic conditions;

•	Disruptions in international markets and distribution channels, including the anti-dumping proceeding in Ukraine and the anti-dumping and countervailing duty proceeding in China; and

•	The impact of uncertainties of litigation as well as other risks described herein and under “Risk Factors” in our 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

As of March 28, 2010, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that information we are required to disclose in our reports filed with the Securities and Exchange Commission is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the evaluation described above, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, identified no change in the Company’s internal control over financial reporting that occurred during the three months ended March 28, 2010, and that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On December 1, 2008, the Debtors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The cases are being jointly administered under Case No. 08-45664. Until the Effective Date, the Debtors operated their business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Debtors emerged from Chapter 11 on the Effective Date. The Company continues to work through the claims allowance process with respect to claims arising before the Effective Date. The Company will be responsible for payment to the extent those claims become allowed claims. See Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Chapter 11 process, the Plan and the Acquisition for additional information concerning the Debtors’ bankruptcy proceedings.

Grower Claims and Proceedings

Cody Wheeler Settlements.

On July 1, 2002, three individuals, on behalf of themselves and a putative class of chicken growers, filed their original class action complaint against the Company in the United States District Court for the Eastern District of Texas, Texarkana Division, styled Cody Wheeler, et al. v. Pilgrim’s Pride Corporation. In their lawsuit, the plaintiffs initially alleged (a) that the Company violated sections 192(a)-(b) of the Packers and Stockyards Act of 1921, or the PSA, (b) breached grower contracts, and (c) various other extra-contractual and tort causes of action. The plaintiffs also brought individual actions for breach of contract, breach of fiduciary duties, and violations of the PSA. During the litigation, the district court dismissed certain claims and plaintiffs abandoned their class claims. [In February 2010, the case was settled on mutually acceptable terms and the parties agreed not to disclose those terms.]

Ricky Arnold et al. v. Pilgrim’s Pride Corp., et al.

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

Shelia Adams, et al. v. Pilgrim’s Pride Corporation.

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

City of Clinton, Arkansas.

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

Grower Proofs of Claim

Approximately 161 former independent contract broiler growers, their spouses and poultry farms filed proofs of claim against the Company relating to the idling of the Company’s El Dorado, Arkansas; Douglas, Georgia; Siler City and Sanford, North Carolina; and Athens, Alabama processing facilities. Eight of the growers also filed administrative claims against the Company. The growers’ claims include: (1) fraud; (2) fraudulent inducement; (3) violations of the Packers & Stockyards Act; (4) breach of fiduciary duty; (5) promissory estoppel; (6) equitable estoppel; (7) restitution; and (8) deceptive trade practices. The claims relate to the growers’ allegations that they were required to spend significant amounts improving their poultry farms in order to continue their contractual relationship with the Company and predecessor companies. On December 17, 2009, the Company filed objections to the proofs of claim and administrative claims. The parties have submitted a scheduling order outlining the procedures for resolving these claims and are awaiting the Bankruptcy Court’s approval of the proposed scheduling deadlines. The Company intends to defend vigorously against the merits of the growers’ claims. We express no opinion as to the likelihood of an unfavorable outcome or the amount or range of any possible loss to the Company.

Numerous former independent contract growers located in the Company’s Clinton, Arkansas complex filed proofs of claim against the Company relating to the Arnold litigation referenced above. The claims include: (1) fraud and deceit; (2) constructive fraud; (3) fraud in the inducement; (4) promissory estoppel; (5) a request for declaratory relief; and (6) violations of the Arkansas Livestock and Poultry Contract Protection Act, and relate to the growers’ allegations that they were required to spend significant amounts improving their poultry farms in order to continue their contractual relationship with the Company and predecessor companies prior to the Company idling its Clinton processing facility. On November 30, 2009, the Company filed objections to the proofs of claim. The parties are currently beginning to litigate these claims. The Company intends to defend vigorously against the merits of the growers’ claims. We express no opinion as to the likelihood of an unfavorable outcome or the amount or range of any possible loss to the Company.

Donning and Doffing Claims, Proceedings and Settlements

Department of Labor Investigation.

The Wage and Hour Division of the US Department of Labor (the “DOL”) conducted an industry-wide investigation to ascertain compliance with various wage and hour issues, including the compensation of employees for the time spent on activities such as donning and doffing clothing and personal protective equipment. Due, in part, to the government investigation and the recent US Supreme Court decision in IBP, Inc. v. Alvarez, employees have brought claims against the Company. The claims filed against the Company as of the date of this report include: “Juan Garcia, et al. v. Pilgrim’s Pride Corporation, a/k/a Wampler Foods, Inc.”, filed in Pennsylvania state court on January 27, 2006, and subsequently removed to the US District Court for the Eastern District of Pennsylvania; “Esperanza Moya, et al. v. Pilgrim’s Pride Corporation and Maxi Staff, LLC”, filed March 23, 2006, in the Eastern District of Pennsylvania; “Barry Antee, et al. v. Pilgrim’s Pride Corporation” filed April 20, 2006, in the Eastern District of Texas; “Stephania Aaron, et al. v. Pilgrim’s Pride Corporation” filed August 22, 2006, in the Western District of Arkansas; “Salvador Aguilar, et al. v. Pilgrim’s Pride Corporation” filed August 23, 2006, in the Northern District of Alabama; “Benford v. Pilgrim’s Pride Corporation” filed November 2, 2006, in the Northern District of Alabama; “Porter v. Pilgrim’s Pride Corporation” filed December 7, 2006, in the Eastern District of Tennessee; “Freida Brown, et al v. Pilgrim’s Pride Corporation” filed March 14, 2007, in the Middle District of Georgia, Athens Division; “Roy Menser, et al v. Pilgrim’s Pride Corporation” filed February 28, 2007, in the Western District of Paducah, Kentucky; “Victor Manuel Hernandez v. Pilgrim’s Pride Corporation” filed January 30, 2007, in the Northern District of Georgia, Rome Division; “Angela Allen et al v. Pilgrim’s Pride Corporation” filed March 27, 2007, in United States District Court, Middle District of Georgia, Athens Division; Daisy Hammond and Felicia Pope v. Pilgrim’s Pride Corporation, in the Gainesville Division, Northern District of Georgia, filed on June 6, 2007; Gary Price v. Pilgrim’s Pride Corporation, in the US District Court for the Northern District of Georgia, Atlanta Division, filed on May 21, 2007; Kristin Roebuck et al v. Pilgrim’s Pride Corporation, in the US District Court, Athens, Georgia, Middle District, filed on May 23, 2007; and Elaine Chao v. Pilgrim’s Pride Corporation, in the US District Court, Dallas, Texas, Northern District, filed on August 6, 2007. The plaintiffs generally purport to bring a collective action for unpaid wages, unpaid overtime wages, liquidated damages, costs, attorneys’ fees, and declaratory and/or injunctive relief and generally allege that they are not paid for the time it takes to either clear security, walk to their respective workstations, don and doff protective clothing, and/or sanitize clothing and equipment. The presiding judge in the consolidated action in El Dorado issued an initial Case Management order on July 9, 2007. Plaintiffs’ counsel filed a Consolidated Amended Complaint and the parties filed a Joint Rule 26(f) Report. On March 13, 2008, the Court issued an opinion and order finding that plaintiffs and potential class members are similarly situated and conditionally certifying the class for a collective action. Before the opt-in period closed, approximately 11,000 plaintiffs have opted into the class.

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

MDL Litigation and Benbow and Atkinson Litigation.

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

The parties recently executed a settlement agreement and mutual release of the Benbow case and the Atkinson Action in exchange for a settlement payment of $1.75 million to the plaintiffs. On November 17, 2009, the Company filed a motion with the Bankruptcy Court for authorization to enter into and approval of the settlement agreement reached in the Benbow case and the Atkinson Action. The Bankruptcy Court has given preliminary approval for the settlement, and permitted the plaintiffs to go forward with the solicitation of additional class members who would be subject to the settlement. The hearing for final approval of the settlement reached in the Benbow case and Atkinson Action is set for May 2010. The settlement reached in the MDL Action received final approval in April 2010.

Securities Litigation

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

No discovery has commenced in the consolidated case, and the case has not been set for trial. We express no opinion as to the likelihood of an unfavorable outcome or the amount or range of any possible loss to the Company by virtue of the consolidated case. We understand that the Officer Defendants intend to defend vigorously against the merits of the action and any attempts by the Lead Plaintiff to certify a class action.

ERISA Claims and Proceedings

On December 17, 2008, Kenneth Patterson filed suit in the U.S. District Court for the Eastern District of Texas, Marshall Division, against Lonnie “Bo” Pilgrim, Lonnie Ken Pilgrim, Clifford E. Butler, J. Clinton Rivers, Richard A. Cogdill, Renee N. DeBar, the Company’s Compensation Committee and other unnamed defendants (the “Patterson action”). On January 2, 2009, a nearly identical suit was filed by Denise M. Smalls in the same court against the same defendants (the “Smalls action”). The complaints in both actions, brought pursuant to section 502 of the Employee Retirement Income Security Act of 1974 (“ERISA”), 29 U.S.C. § 1132, alleged that the individual defendants breached fiduciary duties to participants and beneficiaries of the Pilgrim’s Pride Stock Investment Plan (the “Stock Plan”), as administered through the Pilgrim’s Pride Retirement Savings Plan (the “RSP”), and the To-Ricos, Inc. Employee Savings and Retirement Plan (the “To-Ricos Plan”) (collectively, the “Plans”). The allegations in the complaints were similar to the allegations made in the Acaldo securities case discussed below. Patterson and Smalls further alleged that they purported to represent a class of all persons or entities who were participants in or beneficiaries of the Plans at any time between May 5, 2008, through the present and whose accounts held the Company’s common stock or units in the Company’s common stock. Both complaints sought actual damages in the amount of any losses the Plans suffered, to be allocated among the participants’ individual accounts as benefits due in proportion to the accounts’ diminution in value, attorneys’ fees, an order for equitable restitution and the imposition of constructive trust, and a declaration that each of the defendants have breached their fiduciary duties to the Plans’ participants.

The defendants filed a motion to dismiss the Patterson complaint on April 16, 2009. Mr. Patterson filed a response brief in opposition to the motion on May 15, 2009, and the defendants filed a reply in support of their motion on June 1, 2009. On July 9, 2009, the defendants filed a motion seeking to dismiss the Smalls complaint.

The Court did not rule on either motion to dismiss. Instead, on July 20, 2009, the Court entered an order consolidating the Smalls and Patterson actions. On August 12, 2009, the Court ordered that the consolidated case will proceed under the caption “In re Pilgrim’s Pride Stock Investment Plan ERISA Litigation, No. 2:08-cv-472-TJW.” On September 28, 2009, the Court ordered that deadlines in the consolidated action be adjourned until January 15, 2010 to allow the parties to pursue mediation. The parties mediated on November, 20, 2009, but were unable to resolve this matter at the mediation.

Patterson and Smalls filed a consolidated amended complaint (“amended complaint”) on March 2, 2010. The amended complaint names as defendants the Pilgrim’s Pride Board of Directors, Lonnie “Bo” Pilgrim, Lonnie Ken Pilgrim, Charles L. Black, Linda Chavez, S. Key Coker, Keith W. Hughes, Blake D. Lovette, Vance C. Miller, James G. Vetter, Jr., Donald L. Wass, J. Clinton Rivers, Richard A. Cogdill, the Pilgrim’s Pride Pension Committee, Robert A. Wright, Jane Brookshire, Renee N. DeBar, the Pilgrim’s Pride Administrative Committee, Gerry Evenwel, Stacey Evans, Evelyn Boyden, and “John Does 1-10.” The amended complaint purports to assert claims on behalf of persons who were participants in or beneficiaries of the RSP or the To-Ricos Plan at any time between January 29, 2008 through December 1, 2008 (“the alleged class period”), and whose accounts included investments in the Company’s common stock.

Like the original Patterson and Smalls complaints, the allegations in the amended complaint are similar to those made in the Acaldo securities case discussed below. The amended complaint alleges that the defendants breached ERISA fiduciary duties to participants and beneficiaries of the RSP and To-Ricos Plan by permitting both Plans to continue investing in the Company’s common stock during the alleged class period. The amended complaint also alleges that certain defendants were “appointing” fiduciaries who failed to monitor the performance of the defendant-fiduciaries they appointed. Further, the amended complaint alleges that all defendants are liable as co-fiduciaries for one another’s alleged breaches. Plaintiffs seek actual damages in the amount of any losses the RSP and To-Ricos Plan suffered, to be allocated among the participants’ individual accounts as benefits due in proportion to the accounts’ alleged diminution in value, costs and attorneys’ fees, an order for equitable restitution and the imposition of constructive trust, and a declaration that each of the defendants have breached their ERISA fiduciary duties to the RSP and To-Ricos Plan’s participants.

The defendants filed a motion to dismiss the amended complaint on May 3, 2010. The plaintiffs’ response to that motion is due July 2, 2010, and the defendants’ reply in support of the motion will be due on August 2, 2010.

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

The Company has a liability insurance policy in place that is available to offset the defense costs and alleged damages in the consolidated Patterson and Smalls action, which coverage is being provided under a reservation of rights. The insurance provider has acknowledged its duty to defend these claims by consenting to the representation of the defendants by legal counsel. The insurance provider has also agreed to pay defense costs as the Company has been unable to indemnify the Company defendants due to its current financial condition.

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

On January 14, 2010, the Bankruptcy Court entered an Order addressing, in part, release provisions and injunctive clauses contained in the Company’s Plan of Reorganization. On January, 25, 2010, the Simmons plaintiffs filed a motion for determination that non-debtor ERISA fiduciaries, certain of whom are defendants in the Simmons case, are not “Protected Persons” pursuant to the Order. The parties have stipulated to extend the deadline for the filing of a responsive pleading to the amended complaint until 14 days after the Bankruptcy Court’s ruling (oral or written) on the plaintiffs’ motion for determination. To date, the Bankruptcy Court has not ruled on the plaintiffs’ motion.

The Company has a liability insurance policy in place that is available to offset the defense costs and damages in the Simmons case, which coverage is being provided under a reservation of rights. Although the Company is not a named defendant in this action, our bylaws require us to indemnify our current and former directors and officers from any liabilities and expenses incurred by them in connection with actions they took in good faith while serving as an officer or director. The likelihood of an unfavorable outcome or the amount or range of any possible loss to the Company cannot be determined at this time.

Certain of the plaintiffs in the above-referenced ERISA actions have also filed individual and putative class proofs of claims against the Company in Bankruptcy Court relating to essentially the same facts as those underlying the consolidated Patterson and Smalls actions and the Simmons case (the “ERISA POCs”). The Company anticipates that these proofs of claim will be resolved in the context of the underlying cases. In the ERISA POCs, the plaintiffs assert claims in excess of $35.0 million. The likelihood of an unfavorable outcome or the amount or range of any possible loss to the Company cannot be determined at this time. The Company intends to defend vigorously against the merits of these actions and any attempts by the Patterson/Smalls plaintiffs and/or the Simmons plaintiffs to certify a class action.

Tax Claims and Proceedings

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

Other Claims and Proceedings

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

As previously announced, the Company filed voluntary Chapter 11 petitions on December 1, 2008 and emerged from bankruptcy on the Effective Date. The Chapter 11 cases were being jointly administered under case number 08-45664. The Company has and intends to continue to post important information about the restructuring, including quarterly operating reports and other financial information required by the Bankruptcy Court, on the Company’s website www.pilgrimspride.com under the “Investors-Reorganization” caption. The quarterly operating reports are required to be filed with the Bankruptcy Court no later than the 20th day of the next calendar month immediately following the end of the fiscal quarter and will be posted on the Company’s website concurrently with being filed with the Bankruptcy Court. The Company intends to use its website as a means of complying with its disclosure obligations under SEC Regulation FD. Information is also available via the Company’s restructuring information line at (888) 830-4659.

The information contained on or accessible through the Company’s website shall not be deemed to be part of this Quarterly Report on Form 10-Q.

ITEM 6.	EXHIBITS

2.1	Agreement and Plan of Reorganization dated September 15, 1986, by and among Pilgrim’s Pride Corporation, a Texas corporation; Pilgrim’s Pride Corporation, a Delaware Corporation; and Doris Pilgrim Julian, Aubrey Hal Pilgrim, Paulette Pilgrim Rolston, Evanne Pilgrim, Lonnie “Bo” Pilgrim, Lonnie Ken Pilgrim, Greta Pilgrim Owens and Patrick Wayne Pilgrim (incorporate) by reference from Exhibit 2.1 to the Company’s Registration Statement on Form S-1 (No. 33-8805) effective November 14, 1986).

2.2	Agreement and Plan of Merger dated September 7, 2000 (incorporated by reference from Exhibit 2 of WLR Foods, Inc.’s Current Report on Form 8-K (No. 000-17060) dated September 28, 2000).

2.3	Agreement and Plan of Merger dated as of December 3, 2006, by and among the Company, Protein Acquisition Corporation, a wholly owned subsidiary of the Company, and Gold Kist Inc. (incorporated by reference from Exhibit 99.1(D)(1) to Amendment No. 11 to the Company’s Tender Offer Statement on Schedule TO filed on December 5, 2006).

2.4	Stock Purchase Agreement by and between the Company and JBS USA Holdings, Inc., dated September 16, 2009 (incorporated by reference from Exhibit 2.1 of the Company’s Current Report on Form 8-K filed September 18, 2009).

2.5	First Amendment to the Stock Purchase Agreement by and between the Company and JBS USA Holdings, Inc., dated December 28, 2009 (incorporated by reference from Exhibit 2.5 of the Company’s Annual Report on Form 10-K/A filed January 22, 2010).

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference from Exhibit 3.1 of the Company’s Form 8-A filed on December 28, 2009).

3.2	Amended and Restated Corporate Bylaws of the Company (incorporated by reference from Exhibit 3.2 of the Company’s Form 8-A filed on December 28, 2009).

4.1	Amended and Restated Certificate of Incorporation of the Company (included as Exhibit 3.1).

4.2	Amended and Restated Corporate Bylaws of the Company (included as Exhibit 3.2).

4.3	Stockholders Agreement dated December 28, 2009 between the Company and JBS USA Holdings, Inc. (incorporated by reference from Exhibit 4.1 to the Company’s Form 8-A filed on December 28, 2009).

4.4	Form of Common Stock Certificate (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 29, 2009).

No long-term debt instruments are filed since the total amount of securities authorized under any such instrument does not exceed 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of such instruments to the SEC upon request.

12	Computation of Ratio of Earnings to Fixed Charges.*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer of Pilgrim’s Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. [t]

32.2	Certification of Principal Financial Officer of Pilgrim’s Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. [t]

*	Filed herewith
[t]	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PILGRIM’S PRIDE CORPORATION

/S/ GARY D. TUCKER
Date: May 7, 2010	Gary D. Tucker
Principal Financial Officer

EXHIBIT INDEX

2.1	Agreement and Plan of Reorganization dated September 15, 1986, by and among Pilgrim’s Pride Corporation, a Texas corporation; Pilgrim’s Pride Corporation, a Delaware Corporation; and Doris Pilgrim Julian, Aubrey Hal Pilgrim, Paulette Pilgrim Rolston, Evanne Pilgrim, Lonnie “Bo” Pilgrim, Lonnie Ken Pilgrim, Greta Pilgrim Owens and Patrick Wayne Pilgrim (incorporate) by reference from Exhibit 2.1 to the Company’s Registration Statement on Form S-1 (No. 33-8805) effective November 14, 1986).

2.2	Agreement and Plan of Merger dated September 7, 2000 (incorporated by reference from Exhibit 2 of WLR Foods, Inc.’s Current Report on Form 8-K (No. 000-17060) dated September 28, 2000).

2.3	Agreement and Plan of Merger dated as of December 3, 2006, by and among the Company, Protein Acquisition Corporation, a wholly owned subsidiary of the Company, and Gold Kist Inc. (incorporated by reference from Exhibit 99.1(D)(1) to Amendment No. 11 to the Company’s Tender Offer Statement on Schedule TO filed on December 5, 2006).

2.4	Stock Purchase Agreement by and between the Company and JBS USA Holdings, Inc., dated September 16, 2009 (incorporated by reference from Exhibit 2.1 of the Company’s Current Report on Form 8-K filed September 18, 2009).

2.5	First Amendment to the Stock Purchase Agreement by and between the Company and JBS USA Holdings, Inc., dated December 28, 2009 (incorporated by reference from Exhibit 2.5 of the Company’s Annual Report on Form 10-K/A filed January 22, 2010).

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference from Exhibit 3.1 of the Company’s Form 8-A filed on December 28, 2009).

3.2	Amended and Restated Corporate Bylaws of the Company (incorporated by reference from Exhibit 3.2 of the Company’s Form 8-A filed on December 28, 2009).

4.1	Amended and Restated Certificate of Incorporation of the Company (included as Exhibit 3.1).

4.2	Amended and Restated Corporate Bylaws of the Company (included as Exhibit 3.2).

4.3	Stockholders Agreement dated December 28, 2009 between the Company and JBS USA Holdings, Inc. (incorporated by reference from Exhibit 4.1 to the Company’s Form 8-A filed on December 28, 2009).

4.4	Form of Common Stock Certificate (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 29, 2009).

No long-term debt instruments are filed since the total amount of securities authorized under any such instrument does not exceed 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of such instruments to the SEC upon request.

12	Computation of Ratio of Earnings to Fixed Charges.*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer of Pilgrim’s Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. [t]

32.2	Certification of Principal Financial Officer of Pilgrim’s Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. [t]

*	Filed herewith
[t]	Furnished herewith