Form 10-Q
period 2010-06-27
PILGRIMS PRIDE CORP
filed 2010-07-30
CIK 802481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File number 1-9273

PILGRIM’S PRIDE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	75-1285071
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1770 Promontory Circle, Greeley, CO	80634-9038
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (970) 506-8000

4845 US Hwy 271 N, Pittsburg, TX 75686-0093

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

Number of shares outstanding of the issuer’s common stock, as of July 30, 2010, was 214,281,914.

INDEX

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PILGRIM’S PRIDE CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 27, 2010	September 26, 2009
	(In thousands)
Assets:
Cash and cash equivalents	$36,483	$220,029
Investment in available-for-sale securities	9,741	5,302
Trade accounts and other receivables, less allowance for doubtful accounts	330,103	316,953
Inventories	782,476	763,869
Income taxes receivable	54,144	15,028
Prepaid expenses and other current assets	55,530	44,540
Assets held for sale	27,179	473

Total current assets	1,295,656	1,366,194
Investment in available-for-sale securities	56,394	57,314
Deferred tax assets	11,665	16,732
Other long-lived assets	117,938	63,609
Identified intangible assets, net	51,792	57,179
Property, plant and equipment, net	1,393,795	1,499,476

	$2,927,240	$3,060,504

Liabilities and stockholders’ equity:
Accounts payable	$263,541	$182,173
Accrued expenses	287,770	309,259
Pre-petition obligations	3,663	—
Income taxes payable	8,490	—
Current deferred tax liabilities	15,277	16,732
Current maturities of long-term debt	62,853	—

Total current liabilities	641,594	508,164
Long-term debt, less current maturities	1,167,930	41,062
Deferred tax liabilities	42,384	22,213
Other long-term liabilities	90,175	98,783

Total liabilities not subject to compromise	1,942,083	670,222
Liabilities subject to compromise	—	2,233,161

Common stock	2,143	771
Additional paid-in capital	1,447,211	646,793
Accumulated deficit	(448,421)	(469,407)
Accumulated other comprehensive loss	(23,883)	(27,237)

Total Pilgrim’s Pride Corporation stockholders’ equity	977,050	150,920
Noncontrolling interest	8,107	6,201

Total stockholders’ equity	985,157	157,121

	$2,927,240	$3,060,504

The accompanying notes are an integral part of these Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 27, 2010	June 27, 2009	June 27, 2010	June 27, 2009
	(In thousands, except per share data)
Net sales	$1,707,568	$1,776,813	$3,350,486	$3,474,915
Costs and expenses:
Cost of sales	1,575,077	1,611,337	3,165,976	3,230,696

Gross profit	132,491	165,476	184,510	244,219
Selling, general and administrative expense	63,718	56,880	112,319	115,778
Administrative restructuring charges, net	16,882	—	52,701	(435)

Total costs and expenses	1,655,677	1,668,217	3,330,996	3,346,039

Operating income	51,891	108,596	19,490	128,876

Other expenses (income):
Interest expense	26,115	38,843	54,535	85,287
Interest income	(627)	(488)	(1,174)	(3,312)
Miscellaneous, net	(4,504)	(312)	(6,829)	(2,940)

Total other expenses	20,984	38,043	46,532	79,035

Income (loss) from continuing operations before reorganization items and income taxes	30,907	70,553	(27,042)	49,841
Reorganization items, net	(2,178)	16,779	18,541	52,134

Income (loss) from continuing operations before income taxes	33,085	53,774	(45,583)	(2,293)
Income tax expense (benefit)	(1,503)	555	(34,807)	2,902

Income (loss) from continuing operations	34,588	53,219	(10,776)	(5,195)
Income from discontinued business, net of tax	—	—	—	25

Net income (loss)	34,588	53,219	(10,776)	(5,170)
Less: Net income (loss) attributable to noncontrolling interest	1,670	(20)	1,853	356

Net income (loss) attributable to Pilgrim’s Pride Corporation	$32,918	$53,239	$(12,629)	$(5,526)

Net loss per common share—basic and diluted:
Income (loss) from continuing operations attributable to Pilgrim’s Pride Corporation common stockholders	$0.15	$0.72	$(0.06)	$(0.07)
Income from discontinued business attributable to Pilgrim’s Pride Corporation common stockholders	—	—	—	—

Net income (loss) attributable to Pilgrim’s Pride Corporation common stockholders	$0.15	$0.72	$(0.06)	$(0.07)

Weighted average shares outstanding – basic and diluted	214,282	74,056	214,282	74,056

Amounts attributable to Pilgrim’s Pride Corporation common stockholders:
Income (loss) from continuing operations, net of tax	$32,918	$53,239	$(12,629)	$(5,551)
Income from discontinued business, net of tax	—	—	—	25

Net income (loss)	$32,918	$53,239	$(12,629)	$(5,526)

The accompanying notes are an integral part of these Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 27, 2010	June 27, 2009	June 27, 2010	June 27, 2009
	(In thousands, except per share data)
Net income (loss)	$34,588	$53,219	$(10,776)	$(5,170)

Other comprehensive income:
Unrealized holding gains (losses) on available-for-sale securities, net of tax	41	(826)	105	(457)
Recognition in earnings of a previously unrecognized gain on a derivative instrument designated as a cash flow hedge, net of tax	—	89	(2,565)	—
Gains associated with pension and other postretirement benefits, net of tax	43	1,029	5,843	1,029

Total other comprehensive income, net of tax	84	292	3,383	572

Comprehensive income (loss)	34,672	53,511	(7,393)	(4,598)
Less: Comprehensive income (loss) attributable to noncontrolling interests	1,670	(20)	1,853	356

Comprehensive income (loss) attributable to Pilgrim’s Pride Corporation	$33,002	$53,531	$(9,246)	$(4,954)

The accompanying notes are an integral part of these Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

		Pilgrim’s Pride Corporation Stockholders
	Total	Comprehensive Income	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Shares	Common Stock	Additional Paid-in Capital	Noncontrolling Interests
	(In thousands)
Balance at September 26, 2009	$157,121	$—	$(469,407)	$(27,237)	77,141	$771	$646,793	$6,201
Comprehensive income (loss):
Net income	33,925	33,613	33,613					312
Other comprehensive income, net of tax:
Net unrealized holding gains on available-for-sale securities, net of tax	41	41		41
Loss on a derivative instrument designated as a cash flow hedge	(139)	(139)		(139)
Gains associated with pension and other postretirement benefits	69	69		69

Total other comprehensive income	(29)	(29)

Total comprehensive income	33,896	33,584

Share-based payments	1,790						1,790
Other activity	1							1

Balance at December 27, 2009	192,808	—	(435,794)	(27,266)	77,141	771	648,583	6,514
Comprehensive income (loss):
Net income (loss)	(10,776)	(12,629)	(12,629)					1,853
Other comprehensive income, net of tax:
Net unrealized holding gains on available-for-sale securities, net of tax	105	105		105
Recognition in earnings of a previously unrealized gain on a derivative instrument designated as a cash flow hedge, net of tax	(2,565)	(2,565)		(2,565)
Gains associated with pension and other postretirement benefits, net of tax	5,843	5,843		5,843

Total other comprehensive income	3,383	3,383

Total comprehensive loss	(7,393)	(9,246)

Common stock issued	800,000				137,141	1,372	798,628
Other activities	(258)		2					(260)

Balance at June 27, 2010	$985,157		$(448,421)	$(23,883)	214,282	$2,143	$1,447,211	$8,107

The accompanying notes are an integral part of these Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 27, 2010	June 27, 2009
	(In thousands)
Cash flows from operating activities:
Net loss attributable to Pilgrim’s Pride Corporation	$(12,629)	$(5,526)
Adjustments to reconcile net loss attributable to Pilgrim’s Pride Corporation to cash provided by (used in) operating activities:
Depreciation and amortization	117,473	117,674
Asset impairment	14,827	5,409
Noncash loss on early extinguishment of debt	13,654	—
Gain on property disposals	(69)	(20,842)
Deferred income tax benefit	(36,696)	—
Changes in operating assets and liabilities:
Restricted cash and cash equivalents	(14,931)	(6,264)
Trade accounts and other receivables	(18,121)	84,694
Inventories	(40,573)	(16,770)
Prepaid expenses and other current assets	(19,750)	7,516
Accounts payable and accrued expenses	(167,935)	(126,369)
Income taxes receivable, net	115,177	1,439
Deposits	34,976	—
Other	(345)	12,137

Cash provided by (used in) operating activities	(14,942)	53,098
Cash flows from investing activities:
Acquisitions of property, plant and equipment	(67,443)	(36,577)
Purchases of investment securities	(5,865)	(10,459)
Proceeds from sale or maturity of investment securities	5,122	7,653
Proceeds from property disposals	1,626	77,493

Cash provided by (used in) investing activities	(66,560)	38,110
Cash flows from financing activities:
Proceeds from short-term notes payable	—	196,100
Payments on short-term notes payable	—	(297,292)
Proceeds from long-term debt	1,484,400	3,012
Payments on long-term debt	(2,351,640)	(25,177)
Proceeds from sale of common stock	800,000	—
Change in outstanding cash management obligations	—	104,133
Payment of capitalized loan costs	(49,981)	—
Other financing activities	(241)	(710)

Cash used in financing activities	(117,462)	(19,934)
Effect of exchange rate changes on cash and cash equivalents	(853)	(2,740)

Increase (decrease) in cash and cash equivalents	(199,817)	68,534
Cash and cash equivalents, beginning of period	236,300	32,645

Cash and cash equivalents, end of period	$36,483	$101,179

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

DIP Credit Agreement

On December 30, 2008, the Bankruptcy Court granted final approval authorizing the Company and certain of its subsidiaries consisting of PPC Transportation Company, PFS Distribution Company, PPC Marketing, Ltd., Pilgrim’s Pride Corporation of West Virginia, Inc., To-Ricos, Ltd. and To-Ricos Distribution, Ltd. (collectively, the “Subsidiaries”) to enter into an Amended and Restated Post-Petition Credit Agreement dated December 31, 2008, as amended (the “DIP Credit Agreement”), among the Company, as borrower, the Subsidiaries, as guarantors, the DIP Agent, and the lenders party thereto. The DIP Credit Agreement provided for an original aggregate commitment of up to $450.0 million, which permitted borrowings on a revolving basis. On December 1, 2009, the maturity date of the DIP Credit Agreement was extended from December 1, 2009 to January 31, 2010 and the lender commitments under the DIP Credit Agreement were reduced to $250.0 million. As discussed below, on the Effective Date, the DIP Credit Agreement was terminated pursuant to the Plan and the Confirmation Order.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Section 1128(a) of the Bankruptcy Code required the Bankruptcy Court, after appropriate notice, to hold a hearing on confirmation of a plan of reorganization. The confirmation hearing on the Plan occurred on December 8 and 9, 2009. On December 10, 2009, the Bankruptcy Court entered the Confirmation Order. The Company emerged from its Chapter 11 bankruptcy proceedings on the Effective Date.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

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

The proceeds of the borrowings under the Exit Credit Facility were used to (i) repay outstanding secured indebtedness of the Company and (ii) pay fees, costs and expenses related to and contemplated by the Exit Credit Facility and the Plan. In addition, proceeds of the borrowings under the revolving loan commitment will be used to finance the general corporate purposes of the borrowers (including capital expenditures, permitted acquisitions and principal and interest under the Exit Credit Facility). On June 27, 2010, $362.5 million under the Term A loans commitment, $775.0 million under the Term B loans commitment and $80.5 million under the revolving loan commitment were outstanding.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

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

See “Note 10. Long-Term Debt and Other Borrowing Arrangements” for additional information on the DIP Credit Agreement and the Exit Credit Facility.

Financial Reporting Considerations

The emergence from bankruptcy did not qualify for fresh start accounting as the reorganization value of the Company upon emergence exceeded post-petition liabilities and allowed claims. The acquisition of a controlling interest in the Company by JBS USA did not qualify for push down accounting as JBS USA only purchased 64.0% of the common stock of Reorganized PPC. Thus, there was not a revaluation of the Company’s assets and liabilities related to the Company’s emergence from bankruptcy.

Between the Petition Date and through June 27, 2010, the Company applied Accounting Standards Codification (“ASC”) Topic 852, Reorganizations, in preparing the Consolidated Financial Statements. ASC Topic 852 requires that the financial statements, for periods subsequent to the Chapter 11 filing, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred in the bankruptcy proceedings are recorded in Reorganization items, net on the accompanying Consolidated Statements of Operations. In addition, pre-petition obligations that were impacted by the bankruptcy reorganization process were classified on the Consolidated Balance Sheet at September 26, 2009 in Liabilities subject to compromise.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

The Debtors’ reorganization items consisted of the following:

	Three Months Ended		Six Months Ended
	June 27, 2010	June 27, 2009	June 27, 2010	June 27, 2009

	(In thousands)		(In thousands)
Professional fees (fee reductions) directly related to reorganization(a)	$(1,649)	$15,118	$2,785	$29,834
Finance costs related to various credit facilities(b)	—	—	13,654	4,500
Other costs (credits)(c)	(529)	1,661	2,102	17,800

Reorganization items, net	$(2,178)	$16,779	$18,541	$52,134

(a)	Professional fees (fee reductions) directly related to the reorganization included post-petition fees and fee reductions associated with advisors to the Debtors, the statutory committee of unsecured creditors and certain secured creditors. Professional fees are estimated by the Debtors and continue to be reconciled to actual invoices when received.
(b)	For the six months ended June 27, 2010, Finance costs related to various credit facilities included expenses related to the elimination of unamortized loan costs associated with the Prior Secured Credit Facilities and the Unsecured Notes and the recognition in earnings of a previously unrealized gain on a derivative instrument designated as a cash flow hedge association with the Unsecured Notes. For the six months ended June 27, 2009, Finance costs related to various credit facilities included finance costs related to the DIP Credit Agreement.
(c)	Other costs (credits) included costs and credits related to post-petition facility closures.

Net cash paid for reorganization items during the six months ended June 27, 2010, totaled $29.9 million. This represented payment of incentive compensation totaling $13.0 million that was contingent upon confirmation by the Bankruptcy Court of a plan of reorganization that satisfied the requirements of the Bankruptcy Code, professional fees directly related to the reorganization totaling $15.7 million, severance payments of $0.7 million and payment of facility closure costs totaling $0.5 million. Net cash paid for reorganization items during the six months ended June 27, 2009 totaled $31.0 million. This represented payment of professional fees directly related to the reorganization totaling $16.6 million, payment of DIP Credit Agreement related expenses totaling $4.5 million, severance payments of $4.5 million and payment of facility closure costs totaling $5.4 million. These cash flows are included in Cash flows from operating activities on the Consolidated Statements of Cash Flows.

For additional information on (i) costs related to our closure of seven processing facilities/complexes and one distribution center between the Petition Date and the Effective Date and (ii) severance costs related to the RIF actions and the reduction or consolidation of production at various facilities that occurred between the Petition Date and the Effective Date, see “Note 3. Exit or Disposal Activities.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

The Company resolved a majority of the claims against it through settlement or by Bankruptcy Court order resulting in benefits of $4.9 million and $6.6 million that are reflected in Miscellaneous, net on the Consolidated Statements of Operations for the three and six months ended June 27, 2010, respectively. The claims resolution process continues for the remaining unresolved claims and will continue until all claims are concluded. Prior to the Effective Date, estimated claims were presented as Liabilities subject to compromise in the Consolidated Balance Sheets because of the uncertainty of the eventual settlement amounts. Due to the Plan becoming effective and the claims reconciliation process being substantially complete with respect to claims not subject to litigation, there is little uncertainty as to the total amount to be distributed under the Plan with respect to these claims. As such, pre-petition obligations after the Effective Date are no longer presented as subject to compromise. The unpaid amounts are now classified as Pre-petition obligations. During the six months ended June 27, 2010, the Company paid creditors, excluding creditors under the Prior Secured Credit Facilities and the Unsecured Notes, for allowed claim amounts totaling approximately $87.3 million. As of June 27, 2010, the following pre-petition obligations relating to claims not subject to litigation remain outstanding (in thousands):

Trade claims	$2,674
Interest accrued on unpaid claims	989

Total pre-petition obligations	$3,663

The Company is also the named defendant in several pre-petition lawsuits that, as of June 27, 2010, have not been resolved. See “Note 14. Commitments and Contingencies” for additional information.

2. BASIS OF PRESENTATION

Consolidated Financial Statements

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the US for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the US Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the US for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments unless otherwise disclosed) considered necessary for a fair presentation have been included. Operating results for the six months ended June 27, 2010, are not necessarily indicative of the results that may be expected for the year ending December 26, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 26, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

On December 28, 2009, the Company adopted the Restated Bylaws, which changed the Company’s fiscal year end from the Saturday nearest September 30 of each year to the last Sunday in December of each year. This change aligns the Company’s reporting cycle with the fiscal calendar of JBS USA. The change was effective with the Company’s 2010 fiscal year, which began on September 27, 2009 and will end on December 26, 2010 and resulted in an approximate three-month transition period which began September 27, 2009 and ended December 27, 2009. The Company now operates on the basis of a 52/53-week fiscal year that ends on the Sunday falling on or before December 31. The reader should assume any reference we make to a particular year (for example, 2010) in this report applies to our fiscal year and not the calendar year.

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

Recently Adopted Accounting Pronouncements

On September 27, 2009, the Company adopted guidance under ASC Topic 805, Business Combinations, that establishes principles and requirements for how the acquirer (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. It also requires an acquirer to recognize as expense most transaction and restructuring costs as incurred, rather than include such items in the cost of the acquired entity. Adoption of the subject guidance under ASC Topic 805 will impact any future business combinations that occur on or after the adoption date. The Company will evaluate the impact of the subject guidance as each business combination is consummated.

On September 27, 2009, the Company adopted guidance under ASC Subtopic 810-10, Consolidation-Overall, that establishes standards for how a reporting entity (i) identifies, labels and presents in its consolidated statement of financial position the ownership interests in subsidiaries held by parties other than itself, (ii) identifies and presents on the face of its consolidated statement of operations the amount of consolidated net income attributable to itself and to the noncontrolling interest, (iii) accounts for changes in its ownership interest while it retains a controlling financial interest in a subsidiary, (iv) initially measures any retained noncontrolling equity investment in a subsidiary that is deconsolidated, and (v) discloses other information about its interests and the interests of the noncontrolling owners. The Company has

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

retroactively reclassified the noncontrolling interests in certain subsidiaries, none of which are material to the Company’s operations. Accordingly, the adoption of the subject guidance under ASC Subtopic 810-10 did not have a material impact on the Company’s consolidated financial statements.

On September 27, 2009, the Company adopted guidance under ASC Subtopic 715-20, Compensation-Retirement Benefits-Defined Benefit Plans-General, that establishes standards for an employer’s disclosures about assets of a defined benefit pension or other postretirement plan, including disclosures about investment policies and strategies, categories of plan assets, fair value measurements of plan assets and significant concentrations of risk. Adoption of the subject guidance under ASC Subtopic 715-20 will impact future Company disclosures about assets of its defined benefit pension or other postretirement plans. The Company will evaluate the impact of the subject guidance at the time the applicable disclosure is required. The Company does not currently expect that the adoption of the subject guidance will have a material impact on its consolidated financial statements.

On September 27, 2009, the Company adopted Accounting Standards Update (“ASU”) 2009-05, Measuring Liabilities at Fair Value, which provides amendments to ASC Subtopic 820-10, Fair Value Measurements and Disclosures-General, for the fair value measurement of liabilities and clarifies the techniques required to measure fair value when a quoted price in an active market for the identical liability is not available. The adoption of the subject guidance under ASC Subtopic 820-10 did not have a material impact on the Company’s consolidated financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

3. EXIT OR DISPOSAL ACTIVITIES

From February 2008 through June 2010, the Company completed the following exit or disposal activities:

•	Closed ten processing facilities/complexes and eight distribution centers,

•	Sold one closed processing complex and four closed distribution centers,

•	Reduced or consolidated production at various other processing facilities/complexes,

•	Closed two administrative office buildings, and

•	Reduced its workforce by approximately 772 non-production positions.

Significant activities that occurred between the Petition Date and the Effective Date were approved by the Bankruptcy Court, when required under the Bankruptcy Code, as part of the Company’s reorganization efforts. To date, these exit or disposal activities have eliminated approximately 12,562 positions and resulted in net charges totaling $89.1 million.

Results of operations for the three months ended June 27, 2010 and June 27, 2009 included exit or disposal costs totaling $2.1 million and $6.6 million, respectively. Results of operations for the six months ended June 27, 2010 and June 27, 2009 included exit or disposal costs totaling $37.9 million and $15.7 million, respectively. All exit or disposal costs, with the exception of costs related to lease obligations and inventory reserves related to closed facilities, have resulted in cash expenditures or will result in cash expenditures within one year. Results of operations for the three months ended June 27, 2010 and June 27, 2009 also included adjustments totaling $1.0 million and $2.1 million, respectively, which reduced the accrued costs. Results of operations for the six months ended June 27, 2010 and June 27, 2009 also included adjustments totaling $1.0 million and $6.2 million, respectively, which reduced the accrued costs. These adjustments included the elimination of accrued severance and other exit or disposal costs in excess of actual severance and other exit or disposal costs incurred during the exit or disposal period. These adjustments also included the assumption of a lease obligation related to our closed administrative office by an outside party.

Consistent with the Company’s previous practice and because management believes costs incurred during the six months ended June 27, 2010 were not directly related to the Company’s ongoing production, they were classified as a component of operating loss below gross profit. Costs incurred during the six months ended June 27, 2009 were primarily classified as reorganization items.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

The following table sets forth activity that was recorded through the Company’s accrued exit or disposal cost accounts during the six months ended June 27, 2010:

	Accrued Lease Obligation	Accrued Severance	Accrued Other Exit or Disposal Costs	Accrued Inventory Charges	Total
	(In thousands)
December 27, 2009	$20	$1,261	$3,614	$1,903	$6,798

Accruals	—	23,832	9,869	2,118	35,819
Payment /Disposal	—	(20,304)	(155)	(2,631)	(23,090)
Adjustments	—	(23)	—	—	(23)

March 28, 2010	20	4,766	13,328	1,390	19,504

Accruals	—	2,055	—	—	2,055
Payment /Disposal	—	(3,456)	(900)	(18)	(4,374)
Adjustments	(20)	(33)	(909)	—	(962)

June 27, 2010	$—	$3,332	$11,519	$1,372	$16,223

	Three Months Ended June 27, 2010	Six Months Ended June 27, 2010
	(In thousands)
Accrued liability provisions	$2,055	$37,874
Asset impairments (See Note 8—Property, Plant and Equipment)	14,827	14,827

Total administrative restructuring charges	$16,882	$52,701

During the quarter ended June 27, 2010, the Company announced that it planned to reduce corporate and administrative positions across the organization under the second phase of its integration with JBS USA. The total planned reduction in workforce under this second phase of integration is approximately 241 positions. As of June 27, 2010, 102 positions have been eliminated. The Company anticipates that it will recognize severance costs of approximately $2.1 million related to this action as administrative restructuring charges during the three months ended September 26, 2010.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

4. FAIR VALUE MEASUREMENT

The asset (liability) amounts recorded in the Consolidated Balance Sheet (carrying amounts) and the estimated fair values of financial instruments at June 27, 2010 consisted of the following:

	Carrying Amount	Fair Value	Note Reference
	(In thousands)
Cash and cash equivalents	$36,483	$36,483
Trade accounts and other receivables	330,103	330,103	5
Derivative trading accounts margin cash(a)	1,342	1,342
Commodity derivative assets(a)	889	889	7
Investments in available-for-sale securities	66,135	66,135	7
Long-term restricted cash and cash equivalents(b)	25,003	25,003
Accounts payable and accrued expenses(c)	(551,077)	(551,077)	9
Commodity derivative liabilities(d)	(234)	(234)	7
Public debt obligations(e)	(3,897)	(4,450)	10
Non-public credit facilities(e)	(1,226,886)	(1,243,879)	10

(a)	Derivative trading accounts margin cash and commodity derivative assets are included in Prepaid expenses and other current assets on the Consolidated Balance Sheet.
(b)	Long-term restricted cash and cash equivalents are included in Other assets on the Consolidated Balance Sheet.
(c)	Accounts payable and accrued expenses presented above excludes commodity derivative liabilities.
(d)	Commodity derivative liabilities are included in Accrued expenses on the Consolidated Balance Sheet.
(e)	The fair values of the Company’s public debt obligations and non-public credit facilities were estimated by calculating the net present value of future payments for each public debt obligation or non-public borrowing discounted using the US Treasury interest rate applicable for an instrument with a life similar to the remaining life of each of our public debt obligations or non-public borrowings plus the same interest rate spread applied to each of our public debt obligations and non-public borrowings at inception.

The carrying amounts of our cash and cash equivalents, derivative trading accounts margin cash, restricted cash and cash equivalents, accounts receivable, accounts payable and certain other liabilities approximate their fair values due to their relatively short maturities. The Company adjusts its investments, commodity derivative assets and commodity derivative liabilities to fair value based on quoted market prices in active markets for identical instruments, quoted market prices in active markets for similar instruments with inputs that are observable for the subject instrument or unobservable inputs such as discounted cash flow models or valuations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Effective September 28, 2008, the Company adopted guidance under ASC Topic 820, Fair Value Measurements and Disclosures, that establishes a framework for measuring fair value and required enhanced disclosures about fair value measurements. The subject guidance under ASC Topic 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The subject guidance under ASC Topic 820 also requires disclosure about how fair value was determined for assets and liabilities and established a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs as follows:

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

As of June 27, 2010, the Company held certain items that are required to be measured at fair value on a recurring basis. These included cash and cash equivalents, short-term investments in available-for-sale securities and long-term investments in available-for-sale securities. Cash equivalents consist of short-term, highly liquid, income-producing investments such as money market funds and other funds that have maturities of 90 days or less. Short-term investments in available-for-sale securities consist of short-term, highly liquid, income-producing investments such as municipal debt securities that have maturities of greater than 90 days but less than one year. Long-term investments in available-for-sale securities consist of income-producing investments such as municipal debt securities, corporate debt securities, equity securities and fund-of-funds units that have maturities of greater than one year.

The following items are measured at fair value on a recurring basis at June 27, 2010:

	Level 1	Level 2	Level 3	Total
	(In thousands)
Cash and cash equivalents	$32,942	$3,541	$—	$36,483
Short-term investments in available-for-sale securities	—	9,741	—	9,741
Derivative trading accounts margin cash	1,342	—	—	1,342
Commodity derivative assets	—	889	—	889
Long-term investments in available-for-sale securities	6,538	48,717	1,139	56,394
Long-term restricted cash and cash equivalents	25,003	—	—	25,003
Commodity derivative liabilities	—	(234)	—	(234)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

The following table presents activity for the three and six months ended June 27, 2010 related to the Company’s investment in a fund of funds asset that is measured at fair value on a recurring basis using Level 3 inputs (in thousands):

Balance at December 27, 2009	$1,116
Included in other comprehensive income	13

Balance at March 28, 2010	1,129
Included in other comprehensive income	10

Balance at June 27, 2010	$1,139

5. TRADE ACCOUNTS AND OTHER RECEIVABLES

Trade accounts and other receivables, less allowance for doubtful accounts, consisted of the following components:

	June 27, 2010	September 26, 2009
	(In thousands)
Trade accounts receivable	$334,630	$307,523
Other receivables	3,643	14,245

Receivables, gross	338,273	321,768
Allowance for doubtful accounts	(8,170)	(4,815)

Receivables, net	$330,103	$316,953

6. INVENTORIES

Inventories consisted of the following components:

	June 27, 2010	September 26, 2009
	(In thousands)
Chicken:
Live chicken and hens	$295,043	$287,858
Feed and eggs	189,572	206,137
Finished chicken products	277,402	249,732

Total chicken inventories	762,017	743,727

Other products:
Commercial feed, table eggs, retail farm store and other	16,877	16,927
Distribution inventories (other than chicken products)	3,582	3,215

Total other products inventories	20,459	20,142

Total inventories	$782,476	$763,869

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

7. FINANCIAL INSTRUMENTS

Investments in Securities

The following is a summary of our cash equivalents and current and long-term investments in available-for-sale securities:

	June 27, 2010		September 26, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Cash equivalents:
Fixed income securities	$3,116	$3,188	$3,414	$3,562
Equity securities	—	—	11	11
Other	33,295	33,295	35,617	35,617

Current investments:
Fixed income securities	$9,551	$9,741	$5,174	$5,302

Long-term investments:
Fixed income securities	$46,219	$48,717	$46,843	$49,477
Equity securities	6,768	6,538	6,595	6,769
Other	1,300	1,139	1,300	1,068

Maturities for the Company’s investments in fixed income securities as of June 27, 2010 were as follows:

	Amount	Percent
	(In thousands)
Matures in less than one year	$12,929	21%
Matures between one and two years	12,433	20%
Matures between two and five years	27,621	45%
Matures in excess of five years	8,663	14%

	$61,646	100%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Derivative Financial Instruments

The Company utilizes various raw materials in its operations, including corn, soybean meal, soybean oil, and energy, such as natural gas, electricity and diesel fuel, which are all considered commodities. The Company considers these raw materials generally available from a number of different sources and believes it can obtain them to meet its requirements. These commodities are subject to price fluctuations and related price risk due to factors beyond our control, such as economic and political conditions, supply and demand, weather, governmental regulation, and other circumstances. Generally, the Company purchases derivative financial instruments, specifically exchange-traded futures and options, in an attempt to mitigate price risk related to its anticipated consumption of commodity inputs for periods up to 12 months. The Company may purchase longer-term derivative financial instruments on particular commodities if deemed appropriate. As of June 27, 2010, the Company had long and (short) derivative positions in place covering (0.2)% and 1.1% of anticipated corn and soybean meal needs, respectively, through June 2011. The short position on corn is not material and relates to timing differences.

The fair value of derivative assets is included in the line item Prepaid expenses and other current assets on the Consolidated Balance Sheets while the fair value of derivative liabilities is included in the line item Accrued expenses on the same statements. At June 27, 2010, the fair values of commodity derivative assets and commodity derivative liabilities totaled $0.9 million and $0.2 million, respectively. Our counterparties require that we post cash collateral for changes in the net fair value of the derivative contracts. At June 27, 2010, we held $1.3 million of cash collateral on account to secure our open positions. We did not hold any outstanding derivative financial instruments at September 26, 2009.

We have not designated the derivative financial instruments that we have purchased to mitigate commodity purchase exposures as cash flow hedges. Therefore, we recognized changes in the fair value of these derivative financial instruments immediately in earnings. Gains or losses related to these derivative financial instruments are included in the line item Cost of sales in the Consolidated Statements of Operations. The Company recognized $2.4 million in net gains and $9.0 million in net losses, respectively, related to changes in the fair value of its derivative financial instruments during the three and six months ended June 27, 2010. The Company did not recognize any gains or losses related to derivative financial instruments during the three and six months ended June 27, 2009.

During the current year, the Company recognized in earnings a previously unrealized gain totaling $4.1 million on a derivative instrument designated as a cash flow hedge associated with the Unsecured Notes that were extinguished on December 28, 2009. This gain is included in the line item Reorganization items, net in the Consolidated Statement of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consisted of the following components:

	June 27, 2010	September 26, 2009
	(In thousands)
Land	$86,365	$109,532
Buildings, machinery and equipment	2,533,953	2,468,297
Autos and trucks	55,579	57,556
Construction-in-progress	47,597	74,943

Property, plant and equipment, gross	2,723,494	2,710,328
Accumulated depreciation	(1,329,699)	(1,210,852)

Property, plant and equipment, net	$1,393,795	$1,499,476

The Company recognized depreciation expense of $54.2 million and $52.6 million during the three months ended June 27, 2010 and June 27, 2009, respectively and $106.8 million and $108.6 million during the six months ended June 27, 2010 and June 27, 2009, respectively.

Between February 2008 and June 2010, the Company closed processing facilities/complexes in Athens, Alabama, Athens, Georgia, Douglas, Georgia, El Dorado, Arkansas, Franconia, Pennsylvania, Bossier City, Louisiana, Clinton, Arkansas, Siler City, North Carolina and an administrative campus in Pittsburg, Texas. Neither the Board of Directors nor JBS USA has determined if it would be in the best interest of the Company to divest of these assets. Management is therefore not certain that it can or will divest of these assets within one year, is not actively marketing these assets, and, accordingly, has not classified them as assets held for sale. The Company continues to depreciate these assets. At June 27, 2010, the carrying amount of these idled assets was $139.4 million based on depreciable value of $248.3 million and accumulated depreciation of $108.9 million.

The Company currently classifies certain assets related to a closed processing complex in Dalton, Georgia, an administrative campus in Atlanta, Georgia, and closed distribution centers in Shreveport, Louisiana and El Paso, Texas as assets held for sale. At June 27, 2010 and September 26, 2009, the Company reported assets held for sale totaling $27.2 million and $0.5 million, respectively, in Assets held for sale on its Consolidated Balance Sheets.

In June 2010, the fair values of the Company’s administrative campuses in Pittsburg, Texas and Atlanta, Georgia were estimated using both the market approach and the donated value approach for the Pittsburg, Texas campus and the market approach for the Atlanta, Georgia campus. The Company recognized impairment charges totaling $11.2 million and $3.6 million, respectively, during the quarter ended June 27, 2010 to reduce the carrying amounts of certain idled assets located at the campuses to fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

The Company last formally estimated the fair values of its other assets held for sale and idled assets as of September 26, 2009. Most of these assets were valued at their highest and best use—as operating chicken processing facilities. A selected few of these assets were valued as empty facilities. Management does not believe that the aggregate carrying amount of the other assets held for sale or the idled assets are significantly impaired at the present time. However, should the carrying amounts of these assets consistently exceed future purchase offers received, if any, recognition of impairment charges could become necessary.

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

9. ACCRUED EXPENSES

Accrued expenses consisted of the following components:

	June 27, 2010	September 26, 2009
	(In thousands)
Compensation and benefits	$108,275	$107,850
Interest and debt maintenance	14,163	11,239
Insurance	91,419	86,081
Commodity derivative liabilities	234	—
Other	73,679	104,089

Total accrued expenses	$287,770	$309,259

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

10. LONG-TERM DEBT AND OTHER BORROWING ARRANGEMENTS

Long-term debt consisted of the following components:

	Maturity	June 27, 2010	September 26, 2009
		(In thousands)
Senior unsecured notes, at 7 5 /8%	2015	$116	$400,000
Senior subordinated unsecured notes, at 8 3/8%	2017	3,517	250,000
The Exit Credit Facility with two term notes payable at 5.375% and one term note payable at 9.00%	2012-2014	1,137,500	—
The Exit Credit Facility with one revolving note payable on which the Company had funds borrowed at 4.875% and 6.75%	2012	80,500	—
Pre-petition BMO Facility with notes payable at LIBOR plus 1.25% to LIBOR plus 2.75%	2013	—	218,936
ING Credit Agreement (defined below) with notes payable at LIBOR plus 1.65% to LIBOR plus 3.125%	2011	7,498	41,062
Pre-petition CoBank Facility with four notes payable at LIBOR plus a spread, one note payable at 7.34% and one note payable at 7.56%	2016	—	1,126,398
Other	Various	1,652	8,698

Long-term debt		1,230,783	2,045,094
Less: Current maturities of long-term debt		(62,853)	—
Less: Long-term debt subject to compromise		—	(2,004,032)

Long-term debt, less current maturities		$1,167,930	$41,062

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

DIP Credit Agreement. On December 30, 2008, the Bankruptcy Court granted final approval authorizing the Company and Subsidiaries to enter into the DIP Credit Agreement. During the six months ended June 27, 2009, average outstanding borrowings and the weighted average interest rate under the DIP Credit Agreement were $73.3 million and 11.25%, respectively. On December 1, 2009, the maturity date of the DIP Credit Agreement was extended from December 1, 2009 to January 31, 2010 and the lender commitments under the DIP Credit Agreement were reduced to $250.0 million. Pursuant to the Plan and the Confirmation Order, on the Effective Date, the DIP Credit Agreement was terminated.

ING Credit Agreement. On September 25, 2006, a subsidiary of the Company, Avícola Pilgrim’s Pride de México, S. de R.L. de C.V. (the “Mexico Borrower”), entered into a secured revolving credit agreement (the “ING Credit Agreement”) with ING Capital, LLC, as agent (the “Mexico Agent”) and the lenders party thereto (the “Mexico Lenders”). The ING Credit Agreement has a final maturity date of September 25, 2011 and a revolving commitment of 557.4 million Mexican pesos, a US dollar-equivalent of $44.0 million at June 27, 2010. Outstanding borrowings under the ING Credit Agreement totaled 94.9 million Mexican pesos, a US dollar-equivalent of $7.5 million, at June 27, 2010. The amount available for borrowing under the ING Credit Agreement was 462.5 million Mexican pesos, a US dollar-equivalent of $36.5 million, at June 27, 2010. The interest rate in effect at June 27, 2010 on borrowings under the ING Credit Agreement was 9.63%.

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

On June 27, 2010, $362.5 million under the Term A loans commitment, $775.0 million under the Term B loans commitment and $80.5 million under the revolving loan commitment were outstanding. On December 28, 2009, the Company also paid loan costs totaling $50.0 million related to the Exit Credit Facility that it recognized as an asset on its balance sheet. The Company amortizes these capitalized costs to expense over the life of the Exit Credit Facility.

The Term A loans must be repaid in 12 equal quarterly principal installments of $12.5 million beginning on April 15, 2010 with the final installment due on December 28, 2012. The Term B loans must be repaid in 16 equal quarterly principal installments of $12.5 million beginning on April 15, 2011, with the final installment due on December 28, 2014. Additionally, following the end of each fiscal year, a portion of our cash flow must be used to repay outstanding principal amounts under the Term A and Term B loans. Covenants in the Exit Credit Facility also require us to use the proceeds we receive from certain asset sales and specified debt or equity issuances and upon the occurrence of other events to repay outstanding borrowings under the Exit Credit Facility.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Actual borrowings by the Company under the Exit Credit Facility are subject to a borrowing base, which is a formula based on certain eligible inventory, eligible receivables and restricted cash under the control of the Exit Facility Agent. The borrowing base formula is reduced by the sum of (i) inventory reserves, (ii) rent and collateral access reserves, and (iii) any amount more than 15 days past due that is owed by the Company or its subsidiaries to any person on account of the purchase price of agricultural products or services (including poultry and livestock) if that person is entitled to any grower’s or producer’s lien or other security arrangement. Revolving loan availability under the borrowing base is also limited to an aggregate of $25.0 million with respect to the To-Ricos Borrowers. As of June 27, 2010, the applicable borrowing base was $600.0 million, the amount available for borrowing under the revolving loan commitment was $515.4 million and outstanding borrowings and letters of credit under the revolving loan commitment totaled $84.6 million.

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

Minimum fixed charge coverage ratio	At least 1.20

Maximum leverage ratio	No greater than 3.25 for the quarter ended June 27, 2010 and no greater than 3.00 thereafter

Minimum consolidated tangible net worth	At least $656.1 million plus 50.0% of the cumulative net income (excluding any losses) of the Company and its Subsidiaries from the Effective Date through the date of calculation.

The Company is currently in compliance with these covenants and expects to remain in compliance for the foreseeable future. However, chicken prices, commodity prices, access to export markets and other factors could affect the Company’s ability to maintain compliance with its financial covenants. Of these financial covenants, management believes the fixed charge coverage ratio will be the most susceptible to these factors. In order to continue to meet the covenant, gross profit will have to improve over the results the Company experienced in the six months ended June 27, 2010 or management will have to initiate additional cost-cutting or restructuring activities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

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

11. INCOME TAXES

The Company recorded an income tax benefit of $34.8 million, a 76.4% effective tax rate, for the six months ended June 27, 2010, compared to income tax expense of $2.9 million, a (126.6)% effective tax rate, for the six months ended June 27, 2009. The increase in the effective tax rate for the six months ended June 27, 2010 was primarily a result of the tax benefit recorded on the year-to-date loss that is expected to be realized during the year, the recognition of previously unrecognized tax benefits and tax benefits subsequently recognized for items originating in the prior year.

On November 6, 2009, H.R. 3548 was signed into law and included a provision that allowed most business taxpayers an increased carryback period for net operating losses incurred in 2008 or 2009. As a result, during 2009 the Company utilized $547.7 million of its US federal net operating losses under the expanded carryback provisions of H.R. 3548 and filed a claim for refund of $169.7 million. The Company received $122.6 million in refunds from the Internal Revenue Service (“IRS”) from the carryback claims during the six months ended June 27, 2010. The Company anticipates receipt of the remainder of its claim pending resolution of its litigation with the IRS. See “Note 14. Commitments and Contingencies” for additional information.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

The increase in unrecognized tax benefits as a result of tax positions taken during the prior years of $6.7 million relates to federal income tax positions that no longer meet the more-likely-than-not recognition threshold under ASC 740, Income Taxes. The decrease in unrecognized tax benefits as a result of tax positions taken during the prior years of $10.2 million relates to both federal and state income tax positions that now meet the recognition threshold under ASC 740, primarily as a result of the Company’s emergence from bankruptcy on December 28, 2009.

Included in unrecognized tax benefits of $22.4 million at June 27, 2010 was $9.7 million of tax benefits that, if recognized, would affect the Company’s effective tax rate. It is not practicable at this time to estimate the amount of unrecognized tax benefits that will change in the next twelve months.

The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. As of June 27, 2010, the Company had recorded a liability of $5.8 million for interest and penalties.

With few exceptions, the Company is no longer subject to US federal, state or local income tax examinations for years prior to 2003 and is no longer subject to Mexico income tax examination for years prior to 2005.

The Company is currently working with the IRS through the normal processes and procedures that are available to all taxpayers outside of bankruptcy to resolve the IRS’ proofs of claim. In connection, the Company filed a petition in United States Tax Court in response to a Notice of Deficiency that was issued to the Company as the successor in interest to Gold Kist Inc. (“Gold Kist”). The matter is currently in the early stages of litigation. See “Note 14. Commitments and Contingencies” for additional information.

The Company requested and received approval from the IRS to change the Company’s tax year end from the Saturday nearest September 30 of each year to the last Sunday in December of each year. This change aligns the Company’s tax year with the tax year of JBS USA. The Company now operates on the basis of a 52/53-week tax year that ends on the Sunday falling on or before December 31.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

12. PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company sponsors programs that provide retirement benefits to most of its employees. These programs include qualified defined benefit pension plans, non-qualified defined benefit retirement plans, a defined benefit postretirement life insurance plan, and defined contribution plans, as follows:

Qualified Defined Benefit Pension Plans

•	The Pilgrim’s Pride Retirement Plan for Union Employees (the “Union Plan”),

•	the Pilgrim’s Pride Retirement Plan for El Dorado Union Employees (the “El Dorado” Plan), and

•	the Pilgrim’s Pride Pension Plan for Legacy Gold Kist Employees (the “GK Pension Plan”).

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

Non-qualified Defined Benefit Retirement Plans

•	The Former Gold Kist Inc. Supplemental Executive Retirement Plan (the “SERP Plan”), and

•	The Former Gold Kist Inc. Directors’ Emeriti Retirement Plan (the “Directors Emeriti Plan”).

Pilgrim’s Pride assumed sponsorship of the SERP Plan and Directors Plan through its acquisition of Gold Kist in 2007. The SERP Plan provides benefits on compensation in excess of certain Internal Revenue Code limitations to certain former executives with whom Gold Kist negotiated individual agreements. Benefits under the SERP Plan were frozen as of February 8, 2007. The Directors’ Emeriti Plan provides benefits to former Gold Kist directors.

Defined Benefit Postretirement Life Insurance Plan

•	The Gold Kist Inc. Retiree Life Insurance Plan (the “Insurance Plan”).

Pilgrim’s Pride also assumed defined benefit postretirement medical and life insurance obligations, including the Insurance Plan, through its acquisition of Gold Kist in 2007. In January 2001, Gold Kist began to substantially curtail its programs for active employees. On July 1, 2003, Gold Kist terminated medical coverage for retirees age 65 and older, and only retired employees in the closed group between ages 55 and 65 could continue their coverage at rates above the average cost of the medical insurance plan for active employees. These retired employees will all reach the age of 65 by 2012 and liabilities of the postretirement medical plan will then end.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

The following table provides the components of net periodic benefit cost for the defined benefit plans mentioned above:

	Three Months Ended June 27, 2010		Three Months Ended June 27, 2009		Six Months Ended June 27, 2010		Six Months Ended June 27, 2009
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)				(In thousands)
Service cost	$396	$—	$242	$—	$502	$—	$409	$—
Interest cost	8,269	28	3,208	49	10,477	56	5,413	82
Estimated return on plan assets	(5,486)	—	(2,444)	—	(6,951)	—	(4,124)	—
Amortization of prior service cost	254	—	(803)	—	322	—	(1,355)	—
Amortization of net loss (gain)	7	—	5	—	9	—	8	(29)

Net periodic benefit cost	$3,440	$28	$208	$49	$4,359	$56	$351	$53

During the six months ended June 27, 2010, the Company contributed $4.5 million to its defined benefit plans. Subsequent to June 27, 2010 the Company contributed $4.0 million to its defined benefit plans.

The Company re-measured the assets and obligations of its material defined benefits plans as of December 27, 2009 in response to its pending emergence from bankruptcy, change in its fiscal year, and the purchase of 64.0% of the common stock of Reorganized PPC by JBS USA. The only change made to the assumptions that were used for this re-measurement from the Company’s measurement as of September 26, 2009 was an increase in the discount rate from 5.33% to 5.62%. As a result of this re-measurement, the Company reduced its pension obligation by $9.2 million and recorded accumulated other comprehensive income, net of tax, of $5.8 million.

Defined Contribution Plans:

•	The Pilgrim’s Pride Retirement Savings Plan (the “RS Plan”), a Section 401(k) salary deferral plan, and

•	the To-Ricos Employee Savings and Retirement Plan (the “To-Ricos Plan”), a Section 1165(e) salary deferral plan.

Under the RS Plan, eligible US employees may voluntarily contribute a percentage of their compensation. The Company matches up to 30.0% of the first 2.14% to 6.00% of salary based on the salary deferral and compensation levels up to $245.0 thousand. The Company’s expenses related to contributions to the RS Plan totaled $1.1 million, $2.3 million, $1.2 million and $2.7 million for the three and six months ended June 27, 2010 and the three and six months ended June 27, 2009, respectively. The To-Ricos Plan is maintained for certain eligible Puerto Rican employees. Under the To-Ricos Plan, eligible employees may voluntarily contribute a percentage of their compensation and there are various company matching provisions. During the three and six months ended June 27, 2010, the Company’s expenses related to contributions to the To-Ricos Plan were immaterial.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

The Company also maintains three postretirement plans for eligible Mexico employees as required by Mexico law that primarily cover termination benefits. Separate disclosure of the Mexican plan obligations is not considered material.

Certain retirement plans that the Company sponsors invest in a variety of financial instruments. In response to the continued turbulence in global financial markets, we have analyzed our portfolios of investments and, to the best of our knowledge, none of our investments, including money market funds units, commercial paper and municipal securities, have been downgraded because of this turbulence, and neither we nor any fund in which we participate hold significant amounts of structured investment vehicles, auction rate securities, collateralized debt obligations, credit derivatives, hedge funds investments, fund of funds investments or perpetual preferred securities. Certain postretirement funds in which the Company participates hold significant amounts of mortgage-backed securities. However, none of the mortgages collateralizing these securities are considered subprime.

Other key terms of our retirement plans are provided in our 2009 Annual Report on Form 10-K.

13. RELATED PARTY TRANSACTIONS

Upon the Effective Date, JBS USA became the holder of the majority of the common stock of the Company (the “Current Major Stockholder”). Prior to the Effective Date, Lonnie A. “Bo” Pilgrim and certain entities related to Mr. Pilgrim collectively owned a majority of the voting power of the common stock of the Company (the “Former Major Stockholder”). Mr. Pilgrim was also the Senior Chairman of the Company prior to the Effective Date. Mr. Pilgrim ceased being Senior Chairman on the Effective Date; however, he remains a director of the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Transactions with the Current Major Stockholder and the Former Major Stockholder are summarized below.

	Three Months Ended		Six Months Ended
	June 27, 2010	June 27, 2009	June 27, 2010	June 27, 2009
	(In thousands)		(In thousands)
Current Major Stockholder:
Purchases from Current Major Stockholder(a)	$22,052	$—	$37,823	$—
Expenditures paid by Current Major Stockholder on behalf of Pilgrim’s Pride Corporation(f)	12,509	—	12,509	—
Sales to Current Major Stockholder(a)	1,128	—	1,776	—
Expenditures paid by Pilgrim’s Pride Corporation on behalf of Current Major Stockholder(f)	233	—	233	—

Former Major Stockholder:
Sale of airplane hangars and undeveloped land to Former Major Stockholder(e)	1,450	—	1,450	—
Purchase of commercial egg property from Former Major Stockholder(c)	—	—	12,000	—
Loan guaranty fees paid to Former Major Stockholder(b)	—	—	8,928	—
Contract grower pay paid to Former Major Stockholder	335	250	699	553
Consulting fee paid to Former Major Stockholder(d)	373	—	748	—
Lease payments on commercial egg property paid to Former Major Stockholder	—	188	125	375
Sales to Former Major Stockholder	—	158	23	299

(a)	JBS USA did not become the holder of the majority of the common stock of the Company until the Effective Date. Although transactions did occur between the Company and JBS USA during the six months ended June 27, 2009, they were not related party transactions.
(b)	Until the Effective Date, Pilgrim Interests, Ltd., an entity related to Lonnie A. “Bo” Pilgrim, guaranteed a portion of the Company’s debt obligations. In consideration of such guarantees, the Company has paid Pilgrim Interests, Ltd. a quarterly fee equal to 0.25% of one-half of the average aggregate outstanding balance of such guaranteed debt. Pursuant to the terms of the DIP Credit Agreement, the Company could not pay any loan guarantee fees during the Chapter 11 case without the consent of the lenders party thereto. At December 27, 2009, the Company had accrued loan guaranty fees totaling $8.9 million. The Company paid these fees after emerging from bankruptcy on the Effective Date.
(c)	On February 23, 2010, the Company purchased a commercial egg property from Lonnie A. “Bo” Pilgrim for $12.0 million.
(d)	In connection with the Plan, the Company and Lonnie A. “Bo” Pilgrim entered into a consulting agreement, which became effective on the Effective Date. The terms of the consulting agreement include, among other things, that (i) Mr. Pilgrim will provide services to the Company that are comparable in the aggregate with the services provided by him to the Company prior to the Effective Date, (ii) Mr. Pilgrim will be appointed to the Board of Directors of the Company and during the term of the consulting agreement will be nominated for subsequent terms on the board, (iii) Mr. Pilgrim will be compensated for services rendered to the Company at a rate of $1.5 million a year for a term of 5 years, (iv) Mr. Pilgrim will be subject to customary non-solicitation and non-competition provisions and (v) Mr. Pilgrim and his spouse will be provided with medical benefits (or will be compensated for medical coverage) that are comparable in the aggregate to the medical benefits afforded to employees of the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(e)	On June 9, 2010, the Company sold two airplane hangars and undeveloped land to Lonnie A. “Bo” Pilgrim for $1.45 million.
(f)	On January 19, 2010, the Company entered into an Agreement for Allocation of Licenses and Services with JBS USA in order to allocate costs associated with JBS USA’s procurement of SAP licenses and maintenance services for its combined companies. Under this agreement, the fees associated with procuring SAP licenses and maintenance services are allocated between the Company and JBS USA in proportion to the percentage of licenses used by each company. On May 5, 2010 the Company entered into a Shared Services Agreement with JBS USA in order to allocate the costs of supporting the business operations by one consolidated corporate team, which have historically been supported by their respective corporate teams. Expenditures paid by the Current Major Stockholder on behalf of the Company will be reimbursed by the Company and expenditures paid by the Company on behalf of the Current Major Stockholder will be reimbursed by the Current Major Stockholder. This agreement expires on May 5, 2015.

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

At June 27, 2010, the Company was party to outstanding standby letters of credit totaling $4.1 million that affected the amount of funds available for borrowing under the Exit Credit Facility.

The Company is subject to various legal proceedings and claims which arise in the ordinary course of business. In the Company’s opinion, it has made appropriate and adequate accruals for claims where necessary; however, the ultimate liability for these matters is uncertain, and if significantly different than the amounts accrued, the ultimate outcome could have a material effect on the financial condition or results of operations of the Company. For a discussion of the material legal proceedings and claims, see Part II, Item 1. “Legal Proceedings”. Below is a summary of some of these material proceedings and claims. The Company believes it has substantial defenses to the claims made and intends to vigorously defend these cases.

On December 1, 2008, the Debtors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The cases were jointly administered under Case No. 08-45664. Until the Effective Date, the Debtors operated their business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Debtors emerged from Chapter 11 on the Effective Date. The Company continues to work through the claims allowance process with respect to claims arising before the Effective Date. The Debtors have objections pending to approximately 1,500 claims. The Company will be responsible to the extent those claims become allowed claims.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

The United States Department of Treasury, IRS has filed an amended proof of claim in the Bankruptcy Court pursuant to which the IRS asserts claims that total $74.7 million. The Company has filed in the Bankruptcy Court (i) an objection to the proofs of claims filed by the IRS in the Bankruptcy Case, and (ii) a motion requesting the Bankruptcy Court to determine the Company’s US federal tax liability pursuant to Sections 105 and 505 of the Bankruptcy Code. The objection and motion assert that the Company has no liability for the additional US federal taxes that have been asserted for prepetition periods by the IRS. The IRS has responded in opposition to the Company’s objection and motion. On July 8, 2010, the Bankruptcy Court granted the Company’s unopposed motion requesting that the Bankruptcy Court abstain from determining the Company’s federal tax liability. As a result, the Company intends to work with the IRS through the normal processes and procedures that are available to all taxpayers outside of bankruptcy (including the Tax Court proceeding discussed below) to resolve the IRS’ proofs of claim. We express no opinion as to the likelihood of an unfavorable outcome or the amount or range of any possible loss to the Company.

In connection with the amended proof of claim, on May 26, 2010, the Company filed a petition in United States Tax Court (Docket No. 012089-10) in response to a Notice of Deficiency that was issued to the Company as the successor in interest to Gold Kist. The Notice of Deficiency and the Tax Court proceeding relate to a loss that Gold Kist claimed for its tax year ended June 26, 2004. The matter is currently in the early stages of litigation. We express no opinion as to the likelihood of an unfavorable outcome or the amount or range of any possible loss to the Company.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

15. INCENTIVE COMPENSATION PLANS

In September 2009, the Company’s Board of Directors approved, subject to confirmation of the Plan by the Bankruptcy Court and the approval of the Company’s stockholders, the Short Term Management Incentive Plan, a new annual incentive program for use following the Company’s exit from bankruptcy, providing for the grant of bonus awards payable upon achievement of specified performance goals (the “STIP”). The Bankruptcy Court and the stockholders approved the STIP in connection with the confirmation of the Plan in December 2009. The STIP permits the grant of 162(m) awards and bonus awards that are not intended to so qualify. Section 162(m) of the Internal Revenue Code imposes limitations on the deductibility for federal income tax purposes of compensation over $1.0 million paid to each of our five most highly paid executive officers in a taxable year. Compensation above $1.0 million may only be deducted if it is “performance-based compensation” within the meaning of the Code. Any amounts payable under the STIP are intended to be performance-based compensation meeting these requirements and, as such, be fully deductible. However, the Company has not adopted a policy requiring all compensation to be deductible. Full-time salaried, exempt employees of the Company and its affiliates who are selected by the administering committee will be eligible to participate in the STIP. The Company has not accrued costs related to the STIP as of the date of this report as a liability was not probable to occur at this time given current results.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

16. INSURANCE PROCEEDS

On July 21, 2008, a fire in the Mt. Pleasant, Texas protein conversion plant damaged a significant portion of the plant’s building, machinery and equipment. During the three and six months ended June 27, 2009, the Company recognized $4.0 million and $9.0 million of insurance recovery proceeds received for asset replacement in cost of sales. During both the three and six months ended June 27, 2009, the Company recognized $15.0 million of insurance recovery proceeds received for business interruption claims in cost of sales. The Company resumed operations at the plant in April 2009. The insurance claim was closed in May 2010.

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

During the current year, we announced organizational changes that resulted in the merger of our former Other Products segment into our Chicken segment. Data related to our former Other Products segment, which included primarily non-chicken products sold through our distribution centers, table eggs, animal feed and offal, is no longer reported directly to the chief operating decision maker. This information is now reported through chicken operations management. We reclassified prior year segment disclosures to conform to the new segment presentation.

Net sales to customers and long-lived assets (defined for the purpose of this disclosure as property, plant and equipment) are as follows:

	Three Months Ended		Six Months Ended
	June 27, 2010	June 27, 2009	June 27, 2010	June 27, 2009
	(In thousands)		(In thousands)
Net sales to customers:
United States	$1,546,975	$1,643,890	$3,042,589	$3,225,766
Mexico	160,593	132,923	307,897	249,149

Net sales to customers	$1,707,568	$1,776,813	$3,350,486	$3,474,915

	June 27, 2010	September 26, 2009
	(In thousands)
Property, plant and equipment:
United States	$1,314,384	$1,414,745
Mexico	79,411	84,731

Total property, plant and equipment	$1,393,795	$1,499,476

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On the Effective Date, the Company adopted the Restated Bylaws, which changed the Company’s fiscal year end from the Saturday nearest September 30 of each year to the last Sunday in December of each year. This change aligns the Company’s reporting cycle with the fiscal calendar of JBS USA. The change was effective with the Company’s 2010 fiscal year, which began on September 27, 2009 and will end on December 26, 2010 and resulted in an approximate three-month transition period which began September 27, 2009 and ended December 27, 2009. The Company now operates on the basis of a 52/53-week fiscal year that ends on the Sunday falling on or before December 31. The reader should assume any reference we make to a particular year (for example, 2010) in this report applies to our fiscal year and not the calendar year.

Executive Summary

We reported net income attributable to Pilgrim’s Pride Corporation of $32.9 million, or $0.15 per common share, for the three months ended June 27, 2010. We reported net loss attributable to Pilgrim’s Pride Corporation of $12.6 million, or $0.06 per common share, for the six months ended June 27, 2010. These operating results included gross profit of $132.5 million and $184.5 million during the respective periods. During the six months ended June 27, 2010, we used $14.9 million of cash from operations. At June 27, 2010, we had cash and cash equivalents totaling $36.5 million.

In addition, we recognized net reorganization income of $2.2 million during the three months ended June 27, 2010 and net reorganization expenses of $18.5 million in the six months ended June 27, 2010. Net reorganization income recognized during the three months ended June 27, 2010 included reductions totaling $1.7 million of professional fees originally charged for post-petition reorganization services and reductions of severance and other costs originally charged for post-petition reorganization actions totaling $0.5 million related to post-petition facility closures and RIF actions. Net reorganization expenses recognized during the six months ended June 27, 2010 included (i) costs associated with the elimination of unamortized capitalized finance charges related to the Pre-petition BMO Facility (defined below), the Pre-petition CoBank Facility (defined below), the 7 5/8% Senior Notes due 2015 and the 8 3/8% Senior Subordinated Notes due 2017, (ii) professional fees charged for post-petition reorganization services and (iii) severance and other costs related to post-petition facility closures and reduction-in-force (“RIF”) actions.

During the six months ended June 27, 2010, we recognized $16.7 million in change-in-control compensation and $9.9 million in incentive compensation. We did not recognize change-in-control compensation or incentive compensation during the three months ended June 27, 2010. During the three and six months ended June 27, 2010, we also recognized $1.3 million and $8.2 million, respectively, in severance costs related to our integration with JBS USA. These costs were partially offset by the recognition during the three months ended March 28, 2010 of a previously unrealized gain totaling $4.1 million on a derivative financial instrument designated as a cash flow hedge related to public debt extinguished on December 28, 2009.

Market prices for feed ingredients decreased throughout 2009 and the first six months of 2010 after reaching unprecedented levels in the last half of 2008. Market prices for feed ingredients remain volatile, consequently there can be no assurance that our feed ingredient prices will not increase materially. The following table compares the highest and lowest prices reached on nearby futures for one bushel of corn and one ton of soybean meal during the current year and previous four years:

	Corn		Soybean Meal
	Highest Price	Lowest Price	Highest Price	Lowest Price
2010:
Second Quarter	$3.79	$3.36	$296.50	$260.60
First Quarter	4.26	3.44	321.00	249.60
2009:
Transition Period	4.13	3.31	336.00	272.00
Fourth Quarter	3.83	3.00	424.00	276.00
Third Quarter	4.50	3.61	433.40	278.00
Second Quarter	4.28	3.38	326.00	264.80
First Quarter	5.24	2.90	302.00	237.00
2008	7.60	3.35	455.50	254.10
2007	4.37	2.62	286.50	160.20
2006	2.68	1.86	204.50	155.80

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

From February 2008 through June 2010, the Company completed the following exit or disposal activities:

•	Closed ten processing facilities/complexes and eight distribution centers,

•	Sold one closed processing complex and four closed distribution centers,

•	Reduced or consolidated production at various other processing facilities/complexes,

•	Closed two administrative office buildings, and

•	Reduced its workforce by approximately 772 non-production positions.

Significant activities that occurred between the Petition Date (as defined below) and the Effective Date were approved by the Bankruptcy Court, when required under the Bankruptcy Code, as part of the Company’s reorganization efforts. To date, these exit or disposal activities have eliminated approximately 12,562 positions and resulted in net charges totaling $89.1 million.

Results of operations for the three months ended June 27, 2010 and June 27, 2009 included exit or disposal costs totaling $2.1 million and $6.6 million, respectively. Results of operations for the six months ended June 27, 2010 and June 27, 2009 included restructuring charges totaling $37.9 million and $15.7 million, respectively. All restructuring charges, with the exception of costs related to lease obligations and restructuring-related inventory reserves, have resulted in cash expenditures or will result in cash expenditures within one year. Results of operations for the three months ended June 27, 2010 and June 27, 2009 also included adjustments totaling $1.0 million and $2.1 million, respectively. Results of operations for the six months ended June 27, 2009 also included adjustments totaling $6.2 million that reduced the accrued costs. These adjustments included the elimination of accrued severance costs and other restructuring costs in excess of actual severance and other restructuring costs incurred during the exit or disposal period and the assumption of a lease obligation related to our closed administrative office by an outside party.

During the quarter ended June 27, 2010, the Company announced that it planned to reduce corporate and administrative positions across the organization under the second phase of its integration with JBS USA. The total planned reduction in workforce under this second phase of integration is approximately 241 positions. As of June 27, 2010, 102 positions have been eliminated. The Company anticipates that it will recognize severance costs of approximately $2.1 million related to this action as administrative restructuring charges during the three months ended September 26, 2010.

In June 2010, the fair values of our administrative campuses in Pittsburg, Texas and Atlanta, Georgia were estimated using both the market approach and the donated value approach for the Pittsburg, Texas campus and the market approach for the Atlanta, Georgia campus. The Company recognized impairment charges totaling $11.2 million and $3.6 million, respectively, during the quarter ended June 27, 2010 to reduce the carrying amounts of certain idled assets located at these campuses to fair value.

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

Consistent with its strategy of matching production to forecasted demand, the Company plans to re-open its chicken processing plant in Douglas, Georgia by January 2011. The Company also plans to re-open two other idled facilities, one by mid-2011 and the other by spring 2012. If these three plants are re-opened, it should result in a production increase of 10.0 percent, or approximately 3.5 million birds per week.

On January 13, 2010, we started purchasing derivative financial instruments, specifically exchange-traded futures and options, in an attempt to mitigate price risk related to our anticipated consumption of commodity inputs such as corn, soybean meal and natural gas. As of June 27, 2010, we had long and (short) derivative positions in place covering (0.2)% and 1.1% of anticipated corn and soybean meal needs, respectively, through June 2011. The short position on corn is not material and relates to timing differences. At June 27, 2010, the fair values of commodity derivative assets and commodity derivative liabilities totaled $0.9 million and $0.2 million, respectively. Our counterparties require that we post cash collateral for changes in the net fair value of the derivative contracts. At June 27, 2010, we held $1.3 million of cash collateral on account to secure our open positions. We do not designate derivative financial instruments that we purchase to mitigate commodity purchase exposures as cash flow hedges; therefore, we recognize changes in the fair value of these derivative financial instruments immediately in earnings. During the three and six months ended June 27, 2010, we recognized $2.4 million in net gains and $9.0 million in net losses, respectively, related to changes in the fair values of these derivative financial instruments. We did not recognize any gains or losses related to derivative financial instruments during the three and six months ended June 27, 2009.

At the Effective Date, we did not meet the requirements under Accounting Standards Codification (“ASC”) Topic 852, Reorganizations, to adopt fresh start accounting. Fresh start accounting requires the debtor to use current fair values in its balance sheet for both assets and liabilities and to eliminate all prior earnings or deficits. The two requirements to fresh start accounting are (i) the reorganization value of the company’s assets immediately before the date of confirmation of the plan of reorganization is less than the total of all post-petition liabilities and allowed claims and (ii) the holders of existing voting shares immediately before confirmation of the plan of reorganization receive less than 50.0% of the voting shares upon emergence. As of the Effective Date, our fresh start calculation indicated that we did not meet the requirements to adopt fresh start accounting because the reorganization value of our assets exceeded the total of post-petition liabilities and allowed claims. Accordingly, we will continue to carry forward our assets and liabilities at historical values.

We are currently participating in antidumping and countervailing duty proceedings initiated by the Ministry of Commerce of the People’s Republic of China (“MOFCOM”). In these proceedings, MOFCOM has been examining whether US chicken producers, including us, have been dumping certain chicken products into the People’s Republic of China (excluding the Special Administrative Region of Hong Kong), and whether US chicken producers, including us, have been receiving countervailable subsidies in respect of those chicken products. MOFCOM has been requiring that provisional antidumping and countervailing duties be collected pending final determinations in the proceedings, and, on July 16, 2010, MOFCOM released final determinations proposing to impose antidumping and countervailing duties on the US chicken producers. MOFCOM has provided a period for the respondents and the US Government to comment before a final decision is rendered. If MOFCOM decides to impose duties at the levels provided in its final determinations on US-origin chicken products, such duties can be expected to deter Chinese importers from purchases of US-origin chicken products, including our chicken products, and can be expected to diminish the volume of such purchases. We continue to defend ourselves vigorously in the proceedings.

Russia has effectively banned US poultry imports shipped after January 1, 2010 due to residue levels left from a chlorine treatment procedure required by US Department of Agriculture regulations. As long as the restrictions remain in place, the Company will not be able to export its chicken products to Russia. On June 24, 2010, Russia and the US announced they had reached an agreement to permit the resumption of US poultry exports to Russia. However, no assurances can be given as to when the existing disruptions will be alleviated or that new ones will not arise. The Company has been able to mitigate the impact of these disruptions by selling its product to other customers.

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

DIP Credit Agreement

On December 30, 2008, the Bankruptcy Court granted final approval authorizing the Company and certain of its subsidiaries consisting of PPC Transportation Company, PFS Distribution Company, PPC Marketing, Ltd., Pilgrim’s Pride Corporation of West Virginia, Inc., To-Ricos, Ltd. and To-Ricos Distribution, Ltd. (collectively, the “Subsidiaries”) to enter into an Amended and Restated Post-Petition Credit Agreement dated December 31, 2008, as amended (the “DIP Credit Agreement”), among the Company, as borrower, the Subsidiaries, as guarantors, the DIP Agent, and the lenders party thereto. The DIP Credit Agreement provided for an original aggregate commitment of up to $450.0 million, which permitted borrowings on a revolving basis. On December 1, 2009, the maturity date of the DIP Credit Agreement was extended from December 1, 2009 to January 31, 2010 and the lender commitments under the DIP Credit Agreement were reduced to $250.0 million. As discussed below, on the Effective Date, the DIP Credit Agreement was terminated pursuant to the Plan and the Confirmation Order.

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

Section 1128(a) of the Bankruptcy Code required the Bankruptcy Court, after appropriate notice, to hold a hearing on confirmation of a plan of reorganization. The confirmation hearing on the Plan occurred on December 8 and 9, 2009. On December 10, 2009, the Bankruptcy Court entered the Confirmation Order. The Company emerged from its Chapter 11 bankruptcy proceedings on the Effective Date.

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

The proceeds of the borrowings under the Exit Credit Facility were used to (i) repay outstanding secured indebtedness of the Company and (ii) pay fees, costs and expenses related to and contemplated by the Exit Credit Facility and the Plan. In addition, proceeds of the borrowings under the revolving loan commitment will be used to finance the general corporate purposes of the borrowers (including capital expenditures, permitted acquisitions and principal and interest under the Exit Credit Facility). On June 27, 2010, $362.5 million under the Term A loans commitment, $775.0 million under the Term B loans commitment and $80.5 million under the revolving loan commitment were outstanding.

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

During the current year, we announced organizational changes that resulted in the merger of our former Other Products segment into our Chicken segment. Data related to our former Other Products segment, which included primarily non-chicken products sold through our distribution centers, table eggs, animal feed and offal, is no longer reported directly to the chief operating decision maker. This information is now reported through chicken operations management. We reclassified prior year segment disclosures to conform to the new segment presentation.

Results of Operations

Three Months Ended June 27, 2010 Compared to the Three Months Ended June 27, 2009

Net sales. Net sales generated in the three months ended June 27, 2010 decreased $69.2 million, or 3.9%, from net sales generated in the three months ended June 27, 2009. The following table provides net sales information:

Source	Three Months Ended June 27, 2010	Change from Three Months Ended June 27, 2009
		Amount	Percent
	(In thousands, except percent data)
United States	$1,546,975	$(96,915)	-5.9	%(a)
Mexico	160,593	27,670	20.8	%(b)

Total net sales	$1,707,568	$(69,245)	-3.9%

(a)	US sales generated in the three months ended June 27, 2010 decreased 5.9% from US sales generated in the three months ended June 27, 2009. Sales volume decreased 5.6% primarily because of previously announced production cutbacks, subsequent reorganization efforts, and reduced demand for table eggs and offal. Net revenue per pound sold decreased 0.5% compared to the prior year primarily because of lower sales prices on our fresh chicken products in the three months ended June 27, 2010 as compared to the three months ended June 27, 2009. This unfavorable pricing performance was partially offset by higher sales prices on our prepared chicken products, exported products, offal, commercial eggs and protein conversion products in the three months ended June 27, 2010 as compared to the three months ended June 27, 2009.
(b)	Mexico sales generated in the three months ended June 27, 2010 increased 20.8% from Mexico sales generated in the three months ended June 27, 2009. Sales volume increased 24.5% from the prior year because of increased demand. Net revenue per pound sold decreased 0.9% compared to the prior year. The negative impact of these lower prices was partially offset by an improved currency exchange rate.

Gross profit. Gross profit decreased by $33.0 million, or 19.9%, from $165.5 million generated in the three months ended June 27, 2009 to $132.5 million generated in the three months ended June 27, 2010. The following table provides gross profit information:

	Three Months Ended June 27, 2010	Change from Three Months Ended June 27, 2009		Percent of Net Sales
				Three Months Ended June 27,
Components		Amount	Percent	2010	2009
Net sales	$1,707,568	$(69,245)	-3.9%	100.0%	100.0%
Cost of sales	1,575,077	(36,260)	-2.3%	92.2%	90.7	%(a)

Gross profit	$132,491	$(32,985)	-19.9%	7.8%	9.3	%(b)

(a)	Cost of sales incurred by the US operations during the three months ended June 27, 2010 decreased $59.6 million from cost of sales incurred by the US operations during the three months ended June 27, 2009. This decrease occurred primarily because of the cost-savings impact of prior-period production cutbacks, decreased feed ingredient purchases, decreased corn prices and a $2.4 million aggregate net gain recognized on commodity derivative financial instruments during the current quarter. We did not participate in any derivative financial instrument transactions in the three months ended June 27, 2009. Cost of sales incurred by the Mexico operations during the three months ended June 27, 2010 increased $23.3 million from cost of sales incurred by the Mexico operations during the three months ended June 27, 2009 primarily because of increased net sales and the increased currency exchange rate.
(b)	Gross profit as a percent of net sales generated in the three months ended June 27, 2010 decreased 1.5 percentage points from gross profit as a percent of sales generated in the three months ended June 27, 2009 primarily because of insurance recovery proceeds totaling $19.0 million received in the three months ended June 27, 2009 related to a fire in the Mt. Pleasant, Texas protein conversion plant. This negative impact on gross profit performance was partially offset by the cost-savings impact of prior-period production cutbacks and decreased corn costs experienced during the quarter as well as net gains generated on derivative financial instruments during the quarter.

Operating income. Operating income results decreased by $56.7 million, or 52.2%, from $108.6 million generated in the three months ended June 27, 2009 to $51.9 million generated in the three months ended June 27, 2010. The following tables provide operating income information.

Source	Three Months Ended June 27, 2010	Change from Three Months Ended June 27, 2009
		Amount	Percent
	(In thousands, except percent data)
United States	$31,451	$(58,011)	-64.8%
Mexico	20,440	1,306	6.8%

Total operating income	$51,891	$(56,705)	-52.2%

Components	Three Months Ended June 27, 2010	Change from Three Months Ended June 27, 2009		Percent of Net Sales
				Three Months Ended June 27,
		Amount	Percent	2010	2009
Gross profit	$132,491	$(32,985)	-19.9%	7.8%	9.3%
SG&A expenses	63,718	6,838	12.0%	3.7%	3.2	%(a)
Administrative restructuring charges	16,882	16,882	N/A	1.0%	0.0	%(b)

Operating income	$51,891	$(56,705)	-52.2%	3.0%	6.1	%(c)

(a)	Selling, general and administrative (“SG&A”) expenses recognized during the three months ended June 27, 2010 increased 12.0% from SG&A expenses recognized during the three months ended June 27, 2009 primarily because of costs incurred to relocate employees mainly from Pittsburg, Texas and Atlanta, Georgia to Greeley, Colorado. This negative impact on SG&A expense performance was partially offset by reductions in employee compensation and related benefit costs resulting from restructuring actions taken in 2009 and 2010.
(b)	Administrative restructuring charges recognized during the three months ended June 27, 2010 represented severance costs related to the elimination of 102 non-production positions as part of the second phase of our integration with JBS USA and impairment expense recognized to reduce the carrying amounts of administrative campuses in Pittsburg, Texas and Atlanta, Georgia to fair value. There were essentially no administrative restructuring charges incurred during the three months ended June 27, 2009.
(c)	Operating income as a percent of net sales incurred in the three months ended June 27, 2010 decreased 3.1 percentage points from operating income as a percent of net sales incurred in the three months ended June 27, 2009 primarily because of decreased gross profit partially offset by the positive impact of 2009 and 2010 restructuring actions on SG&A expenses.

Interest expense. Interest expense decreased 32.8% to $26.1 million recognized in the three months ended June 27, 2010 from $38.8 million recognized in the three months ended June 27, 2009 primarily because of decreased average borrowings and a decreased weighted average interest rate recognized in the three months ended June 27, 2010 as compared to the three months ended June 27, 2009. As a percent of net sales, interest expense recognized in the three months ended June 27, 2010 decreased to 1.5% from 2.2% recognized in the three months ended June 27, 2009.

Reorganization items. Net reorganization costs decreased 113.0% to a credit of $2.2 million recognized in the three months ended June 27, 2010 from $16.8 million recognized in the three months ended June 27, 2009. During the three months ended June 27, 2010, the Company recognized (i) reductions totaling $1.7 million of professional fees originally charged for post-petition reorganization services and (ii) reductions of severance and other costs originally charged for post-petition reorganization actions totaling $0.5 million related to post-petition facility closures and RIF actions. Costs recognized in the three months ended June 27, 2009 primarily included (i) professional fees totaling $15.1 million charged for post-petition reorganization services and (ii) severance and other costs totaling $13.9 million related to post-petition facility closures and RIF actions. These costs were partially offset by the recognition of a net gain on asset disposals of $12.2 million.

Income taxes. The Company recognized an income tax benefit of $1.5 million for the three months ended June 27, 2010 compared to income tax expense of $0.6 million for the three months ended June 27, 2009. The income tax benefit reported for the three months ended June 27, 2010 was primarily a result of subsequently recognizing tax benefits for items originating in the prior year.

Six Months Ended June 27, 2010 Compared to the Six Months Ended June 27, 2009

Net sales. Net sales generated in the six months ended June 27, 2010 decreased $124.4 million, or 3.6%, from net sales generated in the six months ended June 27, 2009. The following table provides net sales information:

Source	Six Months Ended June 27, 2010	Change from Six Months Ended June 27, 2009
		Amount	Percent
	(In thousands, except percent data)
United States	$3,042,589	$(183,177)	-5.7	%(a)
Mexico	307,897	58,748	23.6	%(b)

Total net sales	$3,350,486	$(124,429)	-3.6%

(a)	US sales generated in the six months ended June 27, 2010 decreased 5.7% from US sales generated in the six months ended June 27, 2009. Sales volume decreased 8.6% primarily because of previously announced production cutbacks, subsequent reorganization efforts, and reduced demand for table eggs and offal. Net revenue per pound sold increased 1.7% compared to the prior year primarily because of higher sales prices for its prepared chicken products and exported products in the six months ended June 27, 2010 as compared to the six months ended June 27, 2009. This favorable pricing performance was partially offset by lower sales prices for fresh chicken products in the six months ended June 27, 2010 as compared to the six months ended June 27, 2009.
(b)	Mexico sales generated in the six months ended June 27, 2010 increased 23.6% from Mexico sales generated in the six months ended June 27, 2009. Sales volume increased 28.7% from the prior year because of increased demand. Net revenue per pound sold decreased 2.7% compared to the prior year primarily because of current unfavorable economic conditions in Mexico. Chicken prices declined because of decreased demand for chicken products. The negative impact of these lower prices was partially offset by an improved currency exchange rate.

Gross profit. Gross profit decreased by $59.7 million, or 24.4%, from $244.2 million generated in the six months ended June 27, 2009 to $184.5 million generated in the six months ended June 27, 2010. The following table provides gross profit information.

Components	Ended June 27, 2010	Change from Six Months Ended June 27, 2009		Percent of Net Sales
				Six Months Ended June 27,
		Amount	Percent	2010	2009
Net sales	$3,350,486	$(124,429)	-3.6%	100.0%	100.0%
Cost of sales	3,165,976	(64,720)	-2.0%	94.5%	93.0	%(a)

Gross profit	$184,510	$(59,709)	-24.4%	5.5%	7.0	%(b)

(a)	Cost of sales incurred by the US operations during the six months ended June 27, 2010 decreased $122.8 million from cost of sales incurred by the US operations during the six months ended June 27, 2009. This decrease occurred primarily because of the cost-savings impact of prior-period production cutbacks, decreased feed ingredient purchases and decreased corn prices partially offset by a $9.0 million aggregate net loss recognized on commodity derivative financial instruments during the current year. We did not participate in any derivative financial instrument transactions in the six months ended June 27, 2009. Cost of sales incurred by the Mexico operations during the six months ended June 27, 2010 increased $58.1 million from cost of sales incurred by the Mexico operations during the six months ended June 27, 2009 primarily because of increased net sales and the increased currency exchange rate.
(b)	Gross profit as a percent of net sales generated in the six months ended June 27, 2010 decreased 1.5 percentage points from gross profit as a percent of sales generated in the six months ended June 27, 2009 primarily because of insurance recovery proceeds totaling $24.0 million received in the six months ended June 27, 2009 related to a fire in the Mt. Pleasant, Texas protein conversion plant and net losses incurred on derivative financial instruments during the period. This negative impact of gross profit performance was partially offset by the cost-savings impact of prior-period production cutbacks and decreased corn costs experienced during the period.

Operating income. Operating income results decreased by $109.4 million, or 84.9%, from $128.9 million generated in the six months ended June 27, 2009 to $19.5 million generated in the six months ended June 27, 2010. The following tables provide operating income information.

Source	Six Months Ended June 27, 2010	Change from Six Months Ended June 27, 2009
		Amount	Percent
	(In thousands, except percent data)
United States	$(12,732)	$(108,820)	-113.3%
Mexico	32,222	(566)	-1.7%

Total operating income	$19,490	$(109,386)	-84.9%

Components	Six Months Ended June 27, 2010	Change from Six Months Ended June 27, 2009		Percent of Net Sales
				Six Months Ended June 27,
		Amount	Percent	2010	2009
Gross profit	$184,510	$(59,709)	-24.4%	5.5%	7.0%
SG&A expenses	112,319	(3,459)	-3.0%	3.4%	3.3	%(a)
Administrative restructuring charges	52,701	53,136	NM	1.6%	0.0	%(b)

Operating income	$19,490	$(109,386)	-84.9%	0.6%	3.7	%(c)

(a)	Selling, general and administrative (“SG&A”) expenses recognized during the six months ended June 27, 2010 decreased 3.0% from SG&A expenses recognized during the six months ended June 27, 2009 primarily because of reductions in employee compensation and related benefit costs resulting from restructuring actions taken in 2009 and 2010.
(b)	Administrative restructuring charges recognized during the six months ended June 27, 2010 represented severance costs related to the elimination of 332 non-production positions as part of the first and second phases of our integration with JBS USA, change-in-control payments to certain terminated executives and other key employees, impairment expense recognized to reduce the carrying amounts of administrative campuses in Pittsburg, Texas and Atlanta, Georgia to fair value and losses incurred on the sale of excess maintenance, repair and operating supplies inventories gathered from plants and complexes that are currently operating. There were essentially no administrative restructuring charges incurred during the six months ended June 27, 2009.
(c)	Operating income as a percent of net sales incurred in the six months ended June 27, 2010 decreased 3.1 percentage points from operating income as a percent of net sales incurred in the six months ended June 27, 2009 primarily because of decreased gross profit partially offset by the positive impact of 2009 and 2010 restructuring actions on SG&A expenses.
NM	Not meaningful.

Interest expense. Interest expense decreased 36.1% to $54.5 million recognized in the six months ended June 27, 2010 from $85.3 million recognized in the six months ended June 27, 2009 primarily because of decreased average borrowings and a decreased weighted average interest rate recognized in the six months ended June 27, 2010 as compared to the six months ended June 27, 2009. As a percent of net sales, interest expense recognized in the six months ended June 27, 2010 decreased to 1.6% from 2.5% recognized in the six months ended June 27, 2009.

Reorganization items. Net reorganization costs decreased 64.4% to $18.5 million recognized in the six months ended June 27, 2010 from $52.1 million recognized in the six months ended June 27, 2009. Costs recognized in the six months ended June 27, 2010 primarily included, (i) costs totaling $17.7 million associated with the elimination of unamortized capitalized finance charges related to the BMO Credit Facility (defined below), the CoBank Credit Facility (defined below), the 7 5/8% Senior Notes due 2015 and the 8 3/8 % Senior Subordinated Notes due 2017, (ii) professional fees totaling $2.8 million charged for post-petition reorganization services and (iii) severance and other costs totaling $2.1 million related to post-petition facility closures and RIF actions. These costs were partially offset by the recognition of a previously unrealized $4.1 million gain on a derivative financial instrument designated as a cash flow hedge that was related to the Company’s extinguished public debt. Costs recognized in the six months ended June 27, 2009 primarily included (i) professional fees totaling $29.8 million charged for post-petition reorganization services, (ii) finance costs totaling $4.5 million related to the DIP Credit Agreement and (iii) severance and other costs totaling $30.0 million related to post-petition facility closures and RIF actions. These costs were partially offset by the recognition of a net gain on asset disposals of $12.2 million.

Income taxes. The Company recognized an income tax benefit of $34.8 million for the six months ended June 27, 2010 compared to income tax expense of $2.9 million for the six months ended June 27, 2009. The income tax benefit reported for the six months ended June 27, 2010 was primarily a result of the tax benefit recorded on the year-to-date loss that is expected to be realized during the year, the recognition of previously unrecognized tax benefits and tax benefits subsequently recognized for items originating in the prior year.

Liquidity and Capital Resources

The following table presents our available sources of liquidity as of June 27, 2010:

Source of Liquidity	Facility Amount	Amount Outstanding	Available
	(In millions)
Cash and cash equivalents	$—	$—	$36.5
Investments in available-for-sale securities	—	—	9.7
Debt facilities:
Exit Credit Agreement	600.0	80.5	515.4	(a)
ING Credit Facility (defined below)	44.0	7.5	36.5

(a)	Actual borrowings by the Company under the Exit Credit Agreement are subject to a borrowing base, which is a formula based on certain eligible inventory and eligible receivables. The borrowing base at June 27, 2010 was $600.0 million. Availability under the Exit Credit Agreement is also reduced by the Company’s outstanding standby letters of credit. Standby letters of credit outstanding at June 27, 2010 totaled $4.1 million.

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

ING Credit Agreement. On September 25, 2006, a subsidiary of the Company, Avícola Pilgrim’s Pride de México, S. de R.L. de C.V. (the “Mexico Borrower”), entered into a secured revolving credit agreement (the “ING Credit Agreement”) with ING Capital, LLC, as agent (the “Mexico Agent”) and the lenders party thereto (the “Mexico Lenders”). The ING Credit Agreement has a final maturity date of September 25, 2011 and a revolving commitment of 557.4 million Mexican pesos, a US dollar-equivalent of $44.0 million at June 27, 2010. Outstanding borrowings under the ING Credit Agreement totaled 94.9 million Mexican pesos, a US dollar-equivalent of $7.5 million at June 27, 2010. The amount available for borrowing under the ING Credit Agreement was 462.5 million Mexican pesos, a US dollar-equivalent of $36.5 million, at June 27, 2010. The interest rate in effect at June 27, 2010 on borrowings under the ING Credit Agreement was 9.63%.

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

On June 27, 2010, $362.5 million under the Term A loans commitment, $775.0 million under the Term B loans commitment and $80.5 million under the revolving loan commitment were outstanding. On December 28, 2009, the Company also paid loan costs totaling $50.0 million related to the Exit Credit Facility that it recognized as an asset on its balance sheet. The Company amortizes these capitalized costs to expense over the life of the Exit Credit Facility.

The Term A loans must be repaid in 12 equal quarterly principal installments of $12.5 million beginning on April 15, 2010 with the final installment due on December 28, 2012. The Term B loans must be repaid in 16 equal quarterly principal installments of $12.5 million beginning on April 15, 2011, with the final installment due on December 28, 2014. Additionally, following the end of each fiscal year, a portion of our cash flow must be used to repay outstanding principal amounts under the Term A and Term B loans. Covenants in the Exit Credit Facility also require us to use the proceeds we receive from certain asset sales and specified debt or equity issuances and upon the occurrence of other events to repay outstanding borrowings under the Exit Credit Facility.

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

Actual borrowings by the Company under the Exit Credit Facility are subject to a borrowing base, which is a formula based on certain eligible inventory, eligible receivables and restricted cash under the control of the Exit Facility Agent. The borrowing base formula is reduced by the sum of (i) inventory reserves, (ii) rent and collateral access reserves, and (iii) any amount more than 15 days past due that is owed by the Company or its subsidiaries to any person on account of the purchase price of agricultural products or services (including poultry and livestock) if that person is entitled to any grower’s or producer’s lien or other security arrangement. Revolving loan availability under the borrowing base is also limited to an aggregate of $25.0 million with respect to the To-Ricos Borrowers. As of June 27, 2010, the applicable borrowing base was $600.0 million, the amount available for borrowing under the revolving loan commitment was $515.4 million and outstanding borrowings and letters of credit under the revolving loan commitment totaled $84.6 million.

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

Minimum fixed charge coverage ratio	At least 1.20

Maximum leverage ratio	No greater than 3.25 for the quarter ended June 27, 2010 and no greater than 3.00 thereafter

Minimum consolidated tangible net worth	At least $656.1 million plus 50.0% of the cumulative net income (excluding any losses) of the Company and its Subsidiaries from the Effective Date through the date of calculation

We are currently in compliance with these covenants and expect to remain in compliance for the foreseeable future. However, chicken prices, commodity prices, access to export markets and other factors could affect our ability to maintain compliance with these covenants. Of these financial covenants, management believes the fixed charge coverage ratio will be the most susceptible to these factors. In order to continue to meet the covenant, gross profit will have to improve over the results we experienced in the six months ended June 27, 2010 or management will have to initiate additional cost-cutting or restructuring activities.

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

Historical Flow of Funds

Cash used in operating activities was $14.9 million for the six months ended June 27, 2010 and cash provided by operating activities was $53.1 million for the six months ended June 27, 2009. The deterioration in cash flows from operating activities was primarily the result of unfavorable changes in net working capital in the six months ended June 27, 2010 compared to the six months ended June 27, 2009.

Our working capital position decreased $4.3 million to a surplus of $654.1 million and a current ratio of 2.02 at June 27, 2010 compared with a surplus of $658.4 million and a current ratio of 1.77 at December 27, 2009 primarily because of a significant increase in current maturities of long-term debt, the reclassification of pre-petition obligations from long-term to current upon the Company’s emergence from bankruptcy, and the other working capital changes discussed below.

Trade accounts and other receivables increased $18.6 million, or 6.0%, to $330.1 million at June 27, 2010 from $311.5 million at December 27, 2009. This increase resulted primarily from anticipated higher sales in June 2010 as compared to December 2009 because of the summer grilling season.

Inventories increased $41.7 million, or 5.6%, to $782.5 million at June 27, 2010 from $740.8 million at December 27, 2009. This increase resulted primarily because the Company began to build its wing inventories to supply anticipated demand related to the upcoming football and basketball seasons and because inventories of leg quarters were higher due to both increased production and the ban of US poultry products by Russia.

Prepaid expenses and other current assets, including assets held for sale, increased $45.5 million, or 122.3%, to $82.7 million at June 27, 2010 from $37.2 million at December 27, 2009. This increase resulted primarily from the recognition of the Company’s Atlanta, Georgia administrative campus as an asset held for sale, the Company’s renewed derivative financial instruments trading activity and increased prepaid grain to be delivered via barge.

Accounts payable increased $66.8 million, or 34.0%, to $263.5 million at June 27, 2010 from $196.7 million at December 27, 2009 because the Company was able to transact more credit purchases during June 2010 than it could during December 2009. During the three months ended December 27, 2009, many vendors demanded cash on delivery because the Company had not yet emerged from bankruptcy.

Accrued expenses decreased $113.0 million, or 28.2%, to $287.8 million at June 27, 2010 from $400.8 million at December 27, 2009. This decrease resulted from the payment of accrued interest related to pre-petition borrowings extinguished on December 28, 2009, the settlement of the donning and doffing litigation which received final approval in 2010 and payment of accrued incentive compensation in January 2010.

Cash used in investing activities totaled $66.6 million for the six months ended June 27, 2010 and cash provided by investing activities was $38.1 million for the six months ended June 27, 2009. Capital expenditures of $67.4 million and $36.6 million for the six months ended June 27, 2010 and June 27, 2009, respectively, were primarily incurred for the routine replacement of equipment and to improve efficiencies and reduce costs. Capital expenditures for 2010 are expected to be incurred to increase certain production capacity, improve efficiencies, reduce costs and for the routine replacement of equipment and cannot exceed $225 million under the terms of the Exit Credit Facility. Cash was used to purchase investment securities totaling $5.9 million and $10.5 million in the six months ended June 27, 2010 and June 27, 2009, respectively. Cash proceeds received in the six months ended June 27, 2010 and June 27, 2009 from the sale or maturity of investment securities totaled $5.1 million and $7.7 million, respectively. Cash proceeds received from property disposals for the six months ended June 27, 2010 and June 27, 2009 totaled $1.6 million and $77.5 million, respectively.

Cash used in financing activities totaled $117.5 million for the six months ended June 27, 2010 and $19.9 million for the six months ended June 27, 2009. Cash proceeds received in the six months ended June 27, 2009 from borrowings under the DIP Credit Agreement totaled $196.1 million. Cash was used to repay borrowings under the DIP Credit Agreement totaling $297.3 million in the six months ended June 27, 2009. Cash proceeds received in the six months ended June 27, 2010 and June 27, 2009 from long-term debt totaled $1,484.4 million and $3.0 million, respectively. Cash was used to repay long-term debt totaling $2,351.6 million and $25.1 million in the six months ended June 27, 2010 and June 27, 2009, respectively. Cash proceeds received in the six months ended June 27, 2010 from the sale of common stock totaled $800.0 million. Cash proceeds received in the six months ended June 27, 2009 because of an increase in outstanding cash management obligations totaled $104.1 million. Cash was used to pay capitalized loan costs totaling $50.0 million in the six months ended June 27, 2010. Cash was used for other financing activities totaling $0.3 million in the six months ended June 27, 2010.

Contractual obligations at June 27, 2010 were as follows:

	Payments Due By Period
Contractual Obligations(e)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Long-term debt(a)	$1,229,395	$62,500	$500,498	$662,880	$3,517
Interest(b)	293,707	77,549	137,814	77,390	954
Capital leases(c)	1,889	454	388	388	659
Operating leases	59,143	30,906	26,694	1,543	—
Purchase obligations(d)	70,171	67,316	2,855	—	—

Total	$1,654,305	$238,725	$668,249	$742,201	$5,130

(a)	Long-term debt excludes $4.1 million in letters of credit outstanding related to normal business transactions. Pursuant to our Exit Credit Facility, following the end of each fiscal year, 75.0% of our cash flow (or 50.0% of our cash flow if the aggregate outstanding principal amount of the Term B loans is $400.0 million or less) must be used to repay outstanding principal amounts under the Term A and Term B loans.
(b)	Interest obligations in the table above assume the continuation of interest rates and outstanding borrowings under our credit facilities as of June 27, 2010.
(c)	Payments of capital leases in the table above include associated interest payments.
(d)	Includes agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction.
(e)	The total amount of PPC’s unrecognized tax benefits at June 27, 2010 was $22.4 million. We did not include this amount in the contractual obligations table above as reasonable estimates cannot be made at this time of the amounts or timing of future cash outflows.

Accounting Pronouncements

On September 27, 2009, the Company adopted guidance under ASC Topic 805, Business Combinations, that establishes principles and requirements for how the acquirer (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. It also requires an acquirer to recognize as expense most transaction and restructuring costs as incurred, rather than include such items in the cost of the acquired entity. Adoption of the subject guidance under ASC Topic 805 will impact any future business combinations that occur on or after the adoption date. The Company will evaluate the impact of the subject guidance as each business combination is consummated.

On September 27, 2009, the Company adopted guidance under ASC Subtopic 810-10, Consolidation-Overall, that establishes standards for how a reporting entity (i) identifies, labels and presents in its consolidated statement of financial position the ownership interests in subsidiaries held by parties other than itself, (ii) identifies and presents on the face of its consolidated statement of operations the amount of consolidated net income attributable to itself and to the noncontrolling interest, (iii) accounts for changes in its ownership interest while it retains a controlling financial interest in a subsidiary, (iv) initially measures any retained noncontrolling equity investment in a subsidiary that is deconsolidated, and (v) discloses other information about its interests and the interests of the noncontrolling owners. The adoption of the subject guidance under ASC Subtopic 810-10 did not have a material impact on the Company’s consolidated financial statements. On September 27, 2009, the Company adopted guidance under ASC Subtopic 715-20, Compensation-Retirement Plans-Defined Benefit Plans-General, that establishes standards for on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan, including disclosures about investment policies and strategies, categories of plan assets, fair value measurements of plan assets and significant concentrations of risk. Adoption of the subject guidance under ASC Subtopic 715-20 will impact all Company disclosures about plan assets of its defined benefit pension or other postretirement plans published or after the adoption date. The Company will evaluate the impact of the subject guidance at the time the applicable disclosure is required. The Company does not currently expect that the adoption of the subject guidance will have a material impact on its consolidated financial statements.

On September 27, 2009, the Company adopted Accounting Standards Update (“ASU”) 2009-05, Measuring Liabilities at Fair Value, which provides amendments to ASC Subtopic 820-10, Fair Value Measurements and Disclosures-General, for the fair value measurement of liabilities and clarifies the techniques required to measure fair value when a quoted price in an active market for the identical liability is not available. The adoption of the subject guidance under ASC Subtopic 820-10 did not have a material impact on the Company’s consolidated financial statements.

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

Critical Accounting Policies

During the six months ended June 27, 2010, (i) we did not change any of our existing critical accounting policies, (ii) no existing accounting policies became critical accounting policies because of an increase in the materiality of associated transactions or changes in the circumstances to which associated judgments and estimates relate, and (iii) there were no significant changes in the manner in which critical accounting policies were applied or in which related judgments and estimates were developed.

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

Market risk is estimated as a hypothetical 10.0% increase in the weighted-average cost of our primary feed ingredients as of June 27, 2010. Based on our feed consumption during the six months ended June 27, 2010, such an increase would have resulted in an increase to cost of sales of $100.9 million. A 10.0% change in ending feed ingredients inventories at June 27, 2010 would be $7.3 million, excluding any potential impact on the production costs of our chicken inventories.

The Company purchases derivative financial instruments, specifically exchange-traded futures and options, in an attempt to mitigate price risk related to its anticipated consumption of commodity inputs for periods up to 12 months. As of June 27, 2010, the Company had long and (short) derivative positions in place covering (0.2%) and 1.1% of anticipated corn and soybean meal needs, respectively, through June 2011. The short position on corn is not material and relates to timing differences. A 10.0% change in corn and soybean meal prices on June 27, 2010 would have resulted in a $65,000 change in the fair value of our net commodity derivative asset position as of that date.

Interest Rates

Our earnings are affected by changes in interest rates due to the impact those changes have on our variable-rate debt instruments and the fair value of our fixed-rate debt instruments. Our variable-rate debt instruments represented 72.3% of our long-term debt at June 27, 2010. Holding other variables constant, including levels of indebtedness, a 25-basis-points increase in interest rates applied to our variable-rate long-term debt would have increased interest expense recognized in the six months ended June 27, 2010 by $1.1 million. These amounts are determined by considering the impact of the hypothetical interest rates on our variable-rate long-term debt at June 27, 2010. Holding other variables constant, including levels of indebtedness, a 25-basis-points decrease in interest rates applied to our fixed-rate long-term debt would have increased the fair value on that long-term debt as of June 27, 2010 by $9.1 million. These amounts are determined by considering the impact of the hypothetical interest rates on our fixed-rate long-term debt at June 27, 2010.

Investments at June 27, 2010 were primarily comprised of corporate equity securities and both US corporate and municipal debt securities. Market risk related to our investments is not significant.

Foreign Currency

Our earnings are also affected by foreign currency exchange rate fluctuations related to the Mexican peso net monetary position of our Mexican subsidiaries. We manage this exposure primarily by attempting to minimize our Mexican peso net monetary position. We are also exposed to the effect of potential currency exchange rate fluctuations to the extent that amounts are repatriated from Mexico to the US. As of June 27, 2010, we anticipate that the cash flows of our Mexico subsidiaries will be reinvested in our Mexico operations. In addition, the Mexican peso exchange rate can directly and indirectly impact our financial condition and results of operations in several ways, including potential economic recession in Mexico because of devaluation of their currency. The impact on our financial position and results of operations resulting from a hypothetical change in the exchange rate between the US dollar and the Mexican peso cannot be reasonably estimated. Foreign currency exchange gains (losses), representing the change in the US dollar value of the net monetary assets of our Mexican subsidiaries denominated in Mexican pesos, were a loss of $1.2 million and a gain of $0.6 million in the six months ended June 27, 2010 and June 27, 2009, respectively. The average exchange rates for the six months ended June 27, 2010 and June 27, 2009 were 12.69 Mexican pesos to one US dollar and 13.87 Mexican pesos to one US dollar, respectively. No assurance can be given as to how future movements in the Mexican peso could affect our future financial condition or results of operations.

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

As of June 27, 2010, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that information we are required to disclose in our reports filed with the Securities and Exchange Commission is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the evaluation described above, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, identified no change in the Company’s internal control over financial reporting that occurred during the six months ended June 27, 2010 and that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On December 1, 2008, the Debtors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The cases are being jointly administered under Case No. 08-45664. Until the Effective Date, the Debtors operated their business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Debtors emerged from Chapter 11 on the Effective Date. The Company continues to work through the claims allowance process with respect to claims arising before the Effective Date. The Debtors have objections pending to approximately 1,500 claims. The Company will be responsible for payment to the extent those claims become allowed claims. See Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Chapter 11 process, the Plan and the Acquisition for additional information concerning the Debtors’ bankruptcy proceedings.

Grower Claims and Proceedings

Cody Wheeler Settlements.

On July 1, 2002, three individuals, on behalf of themselves and a putative class of chicken growers, filed their original class action complaint against the Company in the United States District Court for the Eastern District of Texas, Texarkana Division, styled Cody Wheeler, et al. v. Pilgrim’s Pride Corporation. In their lawsuit, the plaintiffs initially alleged (a) that the Company violated sections 192(a)-(b) of the Packers and Stockyards Act of 1921, or the PSA, (b) breached grower contracts, and (c) various other extra-contractual and tort causes of action. The plaintiffs also brought individual actions for breach of contract, breach of fiduciary duties, and violations of the PSA. During the litigation, the district court dismissed certain claims and plaintiffs abandoned their class claims. In February 2010, the case was settled on mutually acceptable terms and the parties agreed not to disclose those terms.

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

City of Clinton, Arkansas.

On June 1, 2009, the City of Clinton, Arkansas filed an adversary proceeding against the Company in the Bankruptcy Court. In the proceeding, the City of Clinton alleges that the Company is liable for alleged violations of the PSA, for engaging in fraud and fraudulent nondisclosure, and under the promissory estoppel doctrine relating to the Company’s idling of its Clinton poultry processing plant. The City of Clinton alleges that it suffered $28,567,613.00 in damages relating to its construction of a wastewater facility to purify water discharged from the Company’s processing facility based on alleged representations made by Company representatives. The City of Clinton also seeks to recover unspecified exemplary damages, attorneys’ fees, pre- and post-judgment interest, and costs of court. The City of Clinton also filed a motion to withdraw the reference of the adversary proceeding from the Bankruptcy Court to the Marshall Court. The Bankruptcy Court recommended the reference be withdrawn, but that the Fort Worth Court retain venue over the action to ensure against forum shopping. The Fort Worth Court granted the motion to withdraw the reference and consolidated this action with the Shelia Adams proceeding described above. The Company filed a motion to dismiss the City of Clinton’s claims. The Fort Worth Court granted the Company’s motion to dismiss and ordered the City of Clinton to file a motion to amend its lawsuit and re-plead its claims with further specificity or the claims would be dismissed with prejudice. The City of Clinton filed a motion for leave to amend on September 30, 2009. The Company opposed the motion and on December 2, 2009, the Fort Worth Court ruled that the City of Clinton could not replead its claims and dismissed the claims with prejudice. On December 31, 2009, the City of Clinton filed its Notice of Appeal seeking to challenge the Fort Worth Court’s ruling. The parties concluded briefing the appeal. Oral argument, if any, has not been scheduled by the United States Fifth Circuit Court of Appeals. We express no opinion as to the likelihood of an unfavorable outcome or the amount or range of any possible loss to the Company.

Grower Proofs of Claim

Approximately 161 former independent contract broiler growers, their spouses and poultry farms filed proofs of claim against the Company relating to the idling of the Company’s El Dorado, Arkansas; Douglas, Georgia; Siler City and Sanford, North Carolina; and Athens, Alabama processing facilities. Eight of the growers also filed administrative claims against the Company. The growers’ claims include: (1) fraud; (2) fraudulent inducement; (3) violations of the Packers & Stockyards Act; (4) breach of fiduciary duty; (5) promissory estoppel; (6) equitable estoppel; (7) restitution; and (8) deceptive trade practices. The claims relate to the growers’ allegations that they were required to spend significant amounts improving their poultry farms in order to continue their contractual relationship with the Company and predecessor companies. On December 17, 2009, the Company filed objections to the proofs of claim and administrative claims. The parties have engaged in discovery. The Company filed a motion to stay the litigation relating to the proofs of claim filed by the poultry growers from Douglas, Georgia. A hearing is scheduled for August 3, 2010. The Company intends to defend vigorously against the merits of the growers’ claims. We express no opinion as to the likelihood of an unfavorable outcome or the amount or range of any possible loss to the Company.

Numerous former independent contract growers located in the Company’s Clinton, Arkansas complex filed proofs of claim against the Company relating to the Arnold litigation referenced above. The claims include: (1) fraud and deceit; (2) constructive fraud; (3) fraud in the inducement; (4) promissory estoppel; (5) a request for declaratory relief; and (6) violations of the Arkansas Livestock and Poultry Contract Protection Act, and relate to the growers’ allegations that they were required to spend significant amounts improving their poultry farms in order to continue their contractual relationship with the Company and predecessor companies prior to the Company idling its Clinton processing facility. On November 30, 2009, the Company filed objections to the proofs of claim. The parties are currently litigating these claims. The Company intends to defend vigorously against the merits of the growers’ claims. We express no opinion as to the likelihood of an unfavorable outcome or the amount or range of any possible loss to the Company.

Donning and Doffing Claims, Proceedings and Settlements

Department of Labor Investigation.

The Wage and Hour Division of the US Department of Labor (the “DOL”) conducted an industry-wide investigation to ascertain compliance with various wage and hour issues, including the compensation of employees for the time spent on activities such as donning and doffing clothing and personal protective equipment. Due, in part, to the government investigation and the recent US Supreme Court decision in IBP, Inc. v. Alvarez, employees have brought claims against the Company. The plaintiffs generally purported to bring a collective action for unpaid wages, unpaid overtime wages, liquidated damages, costs, attorneys’ fees, and declaratory and/or injunctive relief and generally allege that they are not paid for the time it takes to either clear security, walk to their respective workstations, don and doff protective clothing, and/or sanitize clothing and equipment. On March 13, 2008, the Court issued an opinion and order finding that plaintiffs and potential class members are similarly situated and conditionally certifying the class for a collective action. Before the opt-in period closed, approximately 11,000 plaintiffs have opted into the class.

The parties in the DOL action entered into a settlement agreement resulting in the entry of a Consent Judgment on February 1, 2010 in the DOL action. Under the terms of the Consent Judgment, the Company, without admitting it has violated any provision of the Fair Labor Standards Act, agreed to entry of the Consent Judgment without contest. The terms of that Consent Judgment generally provide that the Company will, within 24 months of entry of the Consent Judgment, record and compensate as hours worked the donning, doffing, and sanitizing of any clothing or equipment that is required for processing employees who work on the production line by law, the employer, or the nature of the work, and not merely a convenience to the employee and not directly related to the specific work. During the interim period, the Company agreed to pay $1.0 million to the named Plaintiffs as overtime compensation.

MDL Litigation and Benbow and Atkinson Litigation.

PPC was a defendant in two collective actions brought by employees or former employees for unpaid wages, unpaid overtime wages, liquidated damages, costs and attorneys’ fees, based on time spent donning and doffing uniforms and protective gear. Those actions were Randolph Benbow et al v. Gold Kist, pending in the United States District Court for the District of South Carolina, or the Benbow Action, and MDL 1832 Pilgrim’s Pride Fair Labor Standards Act Litigation, pending in the United States District Court for the Western District of Arkansas, or the MDL Action. Following the filing of these actions, a similar suit was filed as an adversary proceeding in the bankruptcy court, entitled Anna Atkinson, et al. v. Pilgrim’s Pride Corporation, Gold Kist Inc., or the Atkinson Action, which was subsequently consolidated into the Benbow Action. Collectively, these actions include approximately 13,900 employees.

The parties executed a settlement agreement and mutual release of the Benbow case and the Atkinson Action in exchange for a settlement payment of $1.75 million to the plaintiffs. On November 17, 2009, the Company filed a motion with the Bankruptcy Court for authorization to enter into and approval of the settlement agreement reached in the Benbow case and the Atkinson Action. The settlement reached in the Benbow case and Atkinson Action received final approval in May 2010. The settlement reached in the MDL Action received final approval in April 2010.

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

On July 27, 2009, Defendants filed a Motion to Dismiss the Consolidated Complaint for its failure to adequately plead, as to the Sections 10(b) and 20(a) claims, scienter and loss causation and, as to the Sections 11 and 15 claims, for its failure to adequately plead misrepresentations and omissions. Defendants requested that the Consolidated Complaint be dismissed with prejudice. The Plaintiffs filed an Opposition to the Motion to Dismiss on August 27, 2009. Defendants filed a Reply Brief on September 10, 2009 and Plaintiffs filed a Sur-Reply on September 24, 2009. The Court has not yet ruled on the Motion to Dismiss.

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

ERISA Claims and Proceedings

On December 17, 2008, Kenneth Patterson filed suit in the U.S. District Court for the Eastern District of Texas, Marshall Division, against Lonnie “Bo” Pilgrim, Lonnie Ken Pilgrim, Clifford E. Butler, J. Clinton Rivers, Richard A. Cogdill, Renee N. DeBar, the Company’s Compensation Committee and other unnamed defendants (the “Patterson action”). On January 2, 2009, a nearly identical suit was filed by Denise M. Smalls in the same court against the same defendants (the “Smalls action”). The complaints in both actions, brought pursuant to section 502 of the Employee Retirement Income Security Act of 1974 (“ERISA”), 29 U.S.C. § 1132, alleged that the individual defendants breached fiduciary duties to participants and beneficiaries of the Pilgrim’s Pride Stock Investment Plan (the “Stock Plan”), as administered through the Pilgrim’s Pride Retirement Savings Plan (the “RSP”), and the To-Ricos, Inc. Employee Savings and Retirement Plan (the “To-Ricos Plan”) (collectively, the “Plans”). The allegations in the complaints were similar to the allegations made in the Acaldo securities case discussed below. Patterson and Smalls further alleged that they purported to represent a class of all persons or entities who were participants in or beneficiaries of the Plans at any time between May 5, 2008 through the present and whose accounts held the Company’s common stock or units in the Company’s common stock. Both complaints sought actual damages in the amount of any losses the Plans suffered, to be allocated among the participants’ individual accounts as benefits due in proportion to the accounts’ diminution in value, attorneys’ fees, an order for equitable restitution and the imposition of constructive trust, and a declaration that each of the defendants have breached their fiduciary duties to the Plans’ participants.

The defendants filed a motion to dismiss the Patterson complaint on April 16, 2009. Mr. Patterson filed a response brief in opposition to the motion on May 15, 2009 and the defendants filed a reply in support of their motion on June 1, 2009. On July 9, 2009, the defendants filed a motion seeking to dismiss the Smalls complaint.

The Court did not rule on either motion to dismiss. Instead, on July 20, 2009, the Court entered an order consolidating the Smalls and Patterson actions. On August 12, 2009, the Court ordered that the consolidated case will proceed under the caption “In re Pilgrim’s Pride Stock Investment Plan ERISA Litigation, No. 2:08-cv-472-TJW.” On September 28, 2009, the Court ordered that deadlines in the consolidated action be adjourned until January 15, 2010 to allow the parties to pursue mediation. The parties mediated on November, 20, 2009 but were unable to resolve this matter at the mediation.

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

The defendants filed a motion to dismiss the amended complaint on May 2, 2010. On July 2, 2010, the plaintiffs filed their response to the motion to dismiss. The defendants’ reply in support of the motion will be due on August 2, 2010. No discovery is expected to commence until after a ruling on these pleadings is delivered.

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

On January 14, 2010, the Bankruptcy Court entered an Order addressing, in part, release provisions and injunctive clauses contained in the Company’s Plan of Reorganization. On January, 25, 2010, the Simmons plaintiffs filed a motion for determination that non-debtor ERISA fiduciaries, certain of whom are defendants in the Simmons case, are not “Protected Persons” pursuant to the Order. The parties have stipulated to extend the deadline for the filing of a responsive pleading to the amended complaint until 14 days after the Bankruptcy Court’s ruling (oral or written) on the plaintiffs’ motion for determination. To date, the Bankruptcy Court has not ruled on the plaintiffs’ motion. The defendants filed a motion to dismiss all claims on May 2, 2010. On June 22, 2010, the plaintiffs filed their response to the motion to dismiss. The defendants filed a reply in support of the motion on July 16, 2010. No discovery is expected to commence until after a ruling on the pleadings is delivered.

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

Tax Claims and Proceedings

The United States Department of Treasury, IRS has filed an amended proof of claim in the Bankruptcy Court pursuant to which the IRS asserts claims that total $74.7 million. The Company has filed in the Bankruptcy Court (i) an objection to the proofs of claims filed by the IRS in the Bankruptcy Case, and (ii) a motion requesting the Bankruptcy Court to determine the Company’s US federal tax liability pursuant to Sections 105 and 505 of the Bankruptcy Code. The objection and motion assert that the Company has no liability for the additional US federal taxes that have been asserted for prepetition periods by the IRS. The IRS has responded in opposition to the Company’s objection and motion. On July 8, 2010, the Bankruptcy Court granted the Company’s unopposed motion requesting that the Bankruptcy Court abstain from determining the Company’s federal tax liability. As a result, the Company intends to work with the IRS through the normal processes and procedures that are available to all taxpayers outside of bankruptcy (including the Tax Court proceeding discussed below) to resolve the IRS’ proofs of claim. We express no opinion as to the likelihood of an unfavorable outcome or the amount or range of any possible loss to the Company.

In connection with the amended proof of claim, on May 26, 2010, the Company filed a petition in United States Tax Court (Docket No. 012089-10) in response to a Notice of Deficiency that was issued to the Company as the successor in interest to Gold Kist. The Notice of Deficiency and the Tax Court proceeding relate to a loss that Gold Kist claimed for its tax year ended June 26, 2004. The matter is currently in the early stages of litigation. We express no opinion as to the likelihood of an unfavorable outcome or the amount or range of any possible loss to the Company.

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

On June 1, 2010, Gary D. Tucker, the Company’s Principal Financial Officer, entered into a letter agreement with the Company (the “Letter Agreement”) pursuant to which Mr. Tucker’s annual base salary was increased from $250,215 to $300,000, effective June 1, 2010. The Letter Agreement provides that Mr. Tucker will be eligible to receive a target bonus equal to 50% of his annual base salary, contingent upon Mr. Tucker’s continued employment through the 2010 calendar year, as well as the Company making a threshold earnings goal. The bonus has been granted under the Company’s Short-Term Management Incentive Plan. The Company’s Compensation Committee has approved the terms of the Letter Agreement.

In addition, under the Letter Agreement, Mr. Tucker will receive a one-time cash payment equal to $650,000 payable upon the earliest of (i) the mandatory exchange transaction of the Company’s common stock for shares of common stock of JBS USA (the “Mandatory Exchange Transaction”), (ii) any similar event to the Mandatory Exchange Transaction whereby the Company would cease to be deemed a publicly-traded company or would merge with JBS USA and (iii) the date of termination of Mr. Tucker’s employment for any reason other than “Cause” (as defined in the Change in Control Agreement dated October 10, 2008 between Mr. Tucker and the Company (the “Change in Control Agreement”), the form of which was attached as Exhibit 10.4 to the Current Report on Form 8-K of the Company filed with the Securities and Exchange Commission on October 27, 2008).

Mr. Tucker has also agreed to relocate his principal place of business from Pittsburg, Texas to Greeley, Colorado. The Letter Agreement provides that Mr. Tucker will be eligible to receive reimbursement of his reasonable temporary living expenses, other than automobile rental or expenses, through the Mandatory Exchange Transaction and the date of termination of Mr. Tucker’s employment, whichever occurs first.

Mr. Tucker’s Change in Control Agreement was terminated in connection with the Company and Mr. Tucker entering into the Letter Agreement.

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

10.1	Letter Agreement dated June 1, 2010 between Gary D. Tucker and the Company.*‡

12	Computation of Ratio of Earnings to Fixed Charges.*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer of Pilgrim’s Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. [t]

32.2	Certification of Principal Financial Officer of Pilgrim’s Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. [t]

*	Filed herewith
[t]	Furnished herewith
‡	Represents a management contract or a compensation plan arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PILGRIM’S PRIDE CORPORATION

/S/ GARY D. TUCKER
Date: July 30, 2010	Gary D. Tucker
Principal Financial Officer

EXHIBIT INDEX

2.1	Agreement and Plan of Reorganization dated September 15, 1986, by and among Pilgrim’s Pride Corporation, a Texas corporation; Pilgrim’s Pride Corporation, a Delaware Corporation; and Doris Pilgrim Julian, Aubrey Hal Pilgrim, Paulette Pilgrim Rolston, Evanne Pilgrim, Lonnie “Bo” Pilgrim, Lonnie Ken Pilgrim, Greta Pilgrim Owens and Patrick Wayne Pilgrim (incorporate) by reference from Exhibit 2.1 to the Company’s Registration Statement on Form S-1 (No. 33-8805) effective November 14, 1986).

2.2	Agreement and Plan of Merger dated September 7, 2000 (incorporated by reference from Exhibit 2 of WLR Foods, Inc.’s Current Report on Form 8-K (No. 000-17060) dated September 28, 2000).

2.3	Agreement and Plan of Merger dated as of December 3, 2006, by and among the Company, Protein Acquisition Corporation, a wholly owned subsidiary of the Company, and Gold Kist Inc. (incorporated by reference from Exhibit 99.1(D)(1) to Amendment No. 11 to the Company’s Tender Offer Statement on Schedule TO filed on December 5, 2006).

2.4	Stock Purchase Agreement by and between the Company and JBS USA Holdings, Inc., dated September 16, 2009 (incorporated by reference from Exhibit 2.1 of the Company’s Current Report on Form 8-K filed September 18, 2009).

2.5	First Amendment to the Stock Purchase Agreement by and between the Company and JBS USA Holdings, Inc., dated December 28, 2009 (incorporated by reference from Exhibit 2.5 of the Company’s Annual Report on Form 10-K/A filed January 22, 2010).

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference from Exhibit 3.1 of the Company’s Form 8-A filed on December 28, 2009).

3.2	Amended and Restated Corporate Bylaws of the Company (incorporated by reference from Exhibit 3.2 of the Company’s Form 8-A filed on December 28, 2009).

4.1	Amended and Restated Certificate of Incorporation of the Company (included as Exhibit 3.1).

4.2	Amended and Restated Corporate Bylaws of the Company (included as Exhibit 3.2).

4.3	Stockholders Agreement dated December 28, 2009 between the Company and JBS USA Holdings, Inc. (incorporated by reference from Exhibit 4.1 to the Company’s Form 8-A filed on December 28, 2009).

4.4	Form of Common Stock Certificate (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 29, 2009).

No long-term debt instruments are filed since the total amount of securities authorized under any such instrument does not exceed 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of such instruments to the SEC upon request.

10.1	Letter Agreement dated June 1, 2010 between Gary D. Tucker and the Company.*‡

12	Computation of Ratio of Earnings to Fixed Charges.*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer of Pilgrim’s Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. [t]

32.2	Certification of Principal Financial Officer of Pilgrim’s Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. [t]

*	Filed herewith
†	Furnished herewith
‡	Represents a management contract or a compensation plan arrangement