Form 10-Q
period 2010-09-26
PILGRIMS PRIDE CORP
filed 2010-10-29
CIK 802481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2010

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

Number of shares outstanding of the issuer’s common stock, as of October 29, 2010, was 214,281,914.

INDEX

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PILGRIM’S PRIDE CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 26, 2010	September 26, 2009
	(In thousands)
Assets:
Cash and cash equivalents	$46,213	$220,029
Investment in available-for-sale securities	8,800	5,302
Trade accounts and other receivables, less allowance for doubtful accounts	354,837	316,953
Inventories	910,625	763,869
Income taxes receivable	53,872	15,028
Prepaid expenses and other current assets	63,490	44,540
Assets held for sale	59,218	473

Total current assets	1,497,055	1,366,194
Investment in available-for-sale securities	56,235	57,314
Deferred tax assets	—	16,732
Other long-lived assets	70,626	63,609
Identified intangible assets, net	50,371	57,179
Property, plant and equipment, net	1,343,694	1,499,476

	$3,017,981	$3,060,504

Liabilities and stockholders’ equity:
Accounts payable	$271,187	$182,173
Accounts payable to JBS USA, LLC	19,359	—
Accrued expenses	276,506	309,259
Pre-petition obligations	1,736	—
Income taxes payable	16,549	—
Current deferred tax liabilities	15,276	16,732
Current maturities of long-term debt	75,355	—

Total current liabilities	675,968	508,164
Long-term debt, less current maturities	1,166,606	41,062
Deferred tax liabilities	50,646	22,213
Other long-term liabilities	88,522	98,783

Total liabilities not subject to compromise	1,981,742	670,222
Liabilities subject to compromise	—	2,233,161

Common stock	2,143	771
Additional paid-in capital	1,442,810	646,793
Accumulated deficit	(390,497)	(469,407)
Accumulated other comprehensive loss	(23,572)	(27,237)

Total Pilgrim’s Pride Corporation stockholders’ equity	1,030,884	150,920
Noncontrolling interest	5,355	6,201

Total stockholders’ equity	1,036,239	157,121

	$3,017,981	$3,060,504

The accompanying notes are an integral part of these Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 26, 2010	September 26, 2009	September 26, 2010	September 26, 2009
	(In thousands, except per share data)
Net sales	$1,719,850	$1,736,149	$5,070,336	$5,211,064
Costs and expenses:
Cost of sales	1,560,031	1,560,934	4,726,007	4,791,630
Operational restructuring charges, net	2,525	12,464	2,525	12,464

Gross profit	157,294	162,751	341,804	406,970
Selling, general and administrative expense	45,096	46,086	157,415	161,864
Administrative restructuring charges, net	(1,006)	—	51,695	(435)

Total costs and expenses	1,606,646	1,619,484	4,937,642	4,965,523

Operating income	113,204	116,665	132,694	245,541

Other expenses (income):
Interest expense	26,492	37,074	81,027	122,361
Interest income	(646)	(543)	(1,820)	(3,855)
Miscellaneous, net	(1,676)	709	(8,505)	(2,231)

Total other expenses	24,170	37,240	70,702	116,275

Income from continuing operations before reorganization items and income taxes	89,034	79,425	61,992	129,266
Reorganization items, net	—	21,891	18,541	74,025

Income from continuing operations before income taxes	89,034	57,534	43,451	55,241
Income tax expense (benefit)	30,512	(24,766)	(4,295)	(21,864)

Income from continuing operations	58,522	82,300	47,746	77,105
Income from discontinued business, net of tax	—	—	—	25

Net income	58,522	82,300	47,746	77,130
Less: Net income (loss) attributable to noncontrolling interest	596	(425)	2,449	(69)

Net income attributable to Pilgrim’s Pride Corporation	$57,926	$82,725	$45,297	$77,199

Net income per common share—basic:
Income from continuing operations attributable to Pilgrim’s Pride Corporation common stockholders	$0.27	$1.12	$0.21	$1.04
Income from discontinued business attributable to Pilgrim’s Pride Corporation common stockholders	—	—	—	—

Net income attributable to Pilgrim’s Pride Corporation common stockholders	$0.27	$1.12	$0.21	$1.04

Net income per common share—diluted:
Income from continuing operations attributable to Pilgrim’s Pride Corporation common stockholders	$0.27	$1.07	$0.21	$1.00
Income from discontinued business attributable to Pilgrim’s Pride Corporation common stockholders	—	—	—	—

Net income attributable to Pilgrim’s Pride Corporation common stockholders	$0.27	$1.07	$0.21	$1.00

PILGRIM’S PRIDE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 26, 2010	September 26, 2009	September 26, 2010	September 26, 2009
	(In thousands, except per share data)
Weighted average shares outstanding:
Basic	214,282	74,056	214,282	74,056
Effect of dilutive common stock equivalents	—	3,086	—	2,747

Diluted	214,282	77,141	214,282	76,802

Amounts attributable to Pilgrim’s Pride Corporation common stockholders:
Income from continuing operations, net of tax	$57,926	$82,725	$45,297	$77,174
Income from discontinued business, net of tax	—	—	—	25

Net income	$57,926	$82,725	$45,297	$77,199

The accompanying notes are an integral part of these Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 26, 2010	September 26, 2009	September 26, 2010	September 26, 2009
	(In thousands, except per share data)
Net income	$58,522	$82,300	$47,746	$77,130

Other comprehensive income:
Unrealized holding gains on available-for-sale securities, net of tax	285	1,275	390	2,470
Recognition in earnings of a previously unrecognized gain (loss) on a derivative instrument designated as a cash flow hedge, net of tax	—	(199)	(2,565)	(377)
Gains (losses) associated with pension and other postretirement benefits, net of tax	26	(49,638)	5,869	(50,667)

Total other comprehensive income (loss), net of tax	311	(48,562)	3,694	(48,574)

Comprehensive income	58,833	33,738	51,440	28,556
Less: Comprehensive income (loss) attributable to noncontrolling interests	596	(425)	2,449	(69)

Comprehensive income attributable to Pilgrim’s Pride Corporation	$58,237	$34,163	$48,991	$28,625

The accompanying notes are an integral part of these Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

		Pilgrim’s Pride Corporation Stockholders
	Total	Comprehensive Income	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Shares	Common Stock	Additional Paid-in Capital	Noncontrolling Interests in Consolidated Subsidiaries
	(In thousands)
Balance at September 26, 2009	$157,121	$—	$(469,407)	$(27,237)	77,141	$771	$646,793	$6,201
Comprehensive income (loss):
Net income	33,925	33,613	33,613					312
Other comprehensive income (loss), net of tax:
Net unrealized holding gains on available-for-sale securities, net of tax	41	41		41
Recognition in earnings of a previously unrealized gain on a derivative instrument designated as a cash flow hedge, net of tax	(139)	(139)		(139)
Gains associated with pension and other postretirement benefits	69	69		69

Total other comprehensive loss	(29)	(29)

Total comprehensive income	33,896	33,584

Share-based payments	1,790						1,790
Other activity	1							1

Balance at December 27, 2009	192,808	—	(435,794)	(27,266)	77,141	771	648,583	6,514
Comprehensive income (loss):
Net income	47,746	45,297	45,297					2,449
Other comprehensive income (loss), net of tax:
Net unrealized holding gains on available-for-sale securities, net of tax	390	390		390
Recognition in earnings of a previously unrealized gain on a derivative instrument designated as a cash flow hedge, net of tax	(2,565)	(2,565)		(2,565)
Gains associated with pension and other postretirement benefits, net of tax	5,869	5,869		5,869

Total other comprehensive income	3,694	3,694

Total comprehensive income	51,440	48,991

Common stock issued	800,000				137,141	1,372	798,628
Other activities	(8,009)		—				(4,401)	(3,608)

Balance at September 26, 2010	$1,036,239		$(390,497)	$(23,572)	214,282	$2,143	$1,442,810	$5,355

The accompanying notes are an integral part of these Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 26, 2010	September 26, 2009
	(In thousands)
Cash flows from operating activities:
Net income attributable to Pilgrim’s Pride Corporation	$45,297	$77,199
Adjustments to reconcile net income attributable to Pilgrim’s Pride Corporation to cash provided by operating activities:
Depreciation and amortization	175,397	175,847
Asset impairment	15,231	5,409
Noncash loss on early extinguishment of debt	13,654	—
Gain on property disposals	(3,057)	(26,302)
Deferred income tax benefit	(11,705)	(21,478)
Changes in operating assets and liabilities:
Restricted cash and cash equivalents	5,072	(3,405)
Trade accounts and other receivables	(42,566)	32,154
Inventories	(168,178)	17,003
Prepaid expenses and other current assets	(27,758)	7,421
Accounts payable and accrued expenses	(146,603)	(93,903)
Income taxes receivable, net	111,606	(1,728)
Deposits	55,447	—
Other	471	16,389

Cash provided by operating activities	22,308	184,606
Cash flows from investing activities:
Acquisitions of property, plant and equipment	(109,037)	(59,165)
Purchases of investment securities	(9,377)	(14,329)
Proceeds from sale or maturity of investment securities	9,649	14,355
Proceeds from property disposals	11,581	85,004

Cash provided by (used in) investing activities	(97,184)	25,865
Cash flows from financing activities:
Proceeds from short-term notes payable	—	196,100
Payments on short-term notes payable	—	(297,292)
Proceeds from long-term debt	1,652,700	5,186
Payments on long-term debt	(2,508,549)	(25,199)
Proceeds from sale of common stock	800,000	—
Change in outstanding cash management obligations	—	104,133
Purchase of remaining interest in subsidiary	(7,637)	—
Payment of capitalized loan costs	(49,981)	—
Other financing activities	(353)	(1,239)

Cash used in financing activities	(113,820)	(18,311)
Effect of exchange rate changes on cash and cash equivalents	(1,391)	(4,776)

Increase (decrease) in cash and cash equivalents	(190,087)	187,384
Cash and cash equivalents, beginning of period	236,300	32,645

Cash and cash equivalents, end of period	$46,213	$220,029

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

The Plan and Emergence

On December 10, 2009, the Bankruptcy Court entered an order (the “Confirmation Order”) approving and confirming the Joint Plan of Reorganization filed by the Debtors under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court, along with the Disclosure Statement for the Debtors’ Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code (as amended and supplemented, the “Plan”). The Plan provided for a reorganization of the Debtors’ businesses as a going concern. The Plan was premised on (i) a transaction with JBS USA Holdings, Inc. (the “Plan Sponsor” or “JBS USA”) whereby, pursuant to the SPA (defined below), the Plan Sponsor would purchase 64.0% of the common stock of the reorganized Company (“Reorganized PPC”) in exchange for $800.0 million in cash, to be used by the Debtors to, among other things, fund distributions to holders of allowed claims under the Plan, and (ii) the Debtors entering into a new credit facility having an aggregate commitment of up to $1.75 billion (as described below, the “Exit Credit Facility”). In connection with the Plan, all holders of allowed claims will be paid in full unless otherwise agreed by the applicable holder, provided that the Plan contemplates that the 7 5/8% Senior Notes due 2015, the 8 3/8% Senior Subordinated Notes due 2017 and the 9 1/4% Senior Subordinated Notes due 2013 (together, the “Unsecured Notes”) issued under the Company’s outstanding indentures would be reinstated unless and to the extent a holder of the notes elected to receive a cash payment equal to the principal amounts of the notes plus unpaid pre-petition interest, with interest accruing on such unpaid interest at the default contract rate through the date on which we emerged from Chapter 11 bankruptcy proceedings, December 28, 2009 (the “Effective Date”), and the accrued unpaid post-petition interest on the principal amount of the notes at the non-default contract rate through the Effective Date.

Pursuant to the Plan and the Confirmation Order, the following agreements were terminated on the Effective Date: (i) the Amended and Restated Post-Petition Credit Agreement dated as of December 31, 2008, among the Company and certain of its subsidiaries, Bank of Montreal, as the DIP Agent, and the lenders party thereto, as amended (the “DIP Credit Agreement”), (ii) the Fourth Amended and Restated Secured Credit Agreement dated as of February 8, 2007, among the Company and certain of its subsidiaries, Bank of Montreal, as administrative agent, and the lenders parties thereto, as amended (the “Pre-petition BMO Facility”), and (iii) the Amended and Restated Credit Agreement, dated September 21, 2006, among the Company, CoBank, as agent, and the lenders party thereto, as amended (the “Pre-petition CoBank Facility” and together with the DIP Credit Agreement and the Pre-petition BMO Facility, the “Prior Secured Credit Facilities”). The proceeds of the Exit Credit Facility were used to repay the amounts outstanding under the Prior Secured Credit Facilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

The Acquisition

On the Effective Date, the Company’s common stock outstanding immediately prior to the effectiveness of the Plan was cancelled and converted into the right to receive shares of common stock, par value $0.01 per share, of Reorganized PPC based on a one-for-one exchange ratio, which constituted 36.0% of the total number of shares of common stock of Reorganized PPC issued pursuant to the Plan. The remaining shares of common stock of Reorganized PPC, constituting 64.0% of the total issued pursuant to the Plan and outstanding on the Effective Date, were issued to the Plan Sponsor, a wholly-owned indirect subsidiary of JBS S.A., a Brazil-based meat producer, for $800.0 million in cash pursuant to the terms and condition of a Stock Purchase Agreement (the “SPA”) entered into by the Company and the Plan Sponsor on September 16, 2009, as amended (the “Acquisition”). Proceeds from the sale of the common stock of Reorganized PPC to JBS USA were used to fund cash distributions to unsecured creditors. Effective December 29, 2009, the NYSE listed the common stock of Reorganized PPC and it is now quoted under the ticker symbol “PPC.”

In connection with the closing of the Acquisition, the Company entered into a stockholders agreement with JBS USA (the “Stockholders Agreement”), adopted and filed an Amended and Restated Certificate of Incorporation (the “Restated Certificate of Incorporation”) and adopted Amended and Restated Corporate Bylaws (the “Restated Bylaws”). The Stockholders Agreement and the Restated Certificate of Incorporation govern the constitution of the Company’s board of directors and the selection of its members. The Stockholders Agreement, among other things, also restricts the ability of JBS USA to purchase shares of the common stock of Reorganized PPC, requires the approval of the Company’s stockholders with respect to specified amendments to the Restated Certificate of Incorporation and Restated Bylaws and requires JBS USA to use commercially reasonable efforts to maintain the listing of the common stock of Reorganized PPC on a national securities exchange. Among other rights, the Restated Certificate of Incorporation provides that, if JBS USA completes an initial public offering of its common stock, then JBS USA has the right to exchange all of the outstanding common stock of Reorganized PPC for JBS USA common stock. For a period beginning upon the completion of such offering and ending two years and 30 days after the effective date of the Plan, JBS USA may exercise this exchange right during limited exchange windows in each fiscal quarter beginning six trading days after both Reorganized PPC and JBS USA have made their respective periodic reports or earnings releases for the preceding quarter or year, as applicable, and ending on the last day of the fiscal quarter during which the report or release was made. The number of shares of JBS USA common stock to be issued in exchange for the Reorganized PPC common stock will be dependent upon the relative average volume-weighted daily trading prices per share of the common stock of Reorganized PPC and the JBS USA common stock during the period immediately preceding the time JBS USA exercises its exchange right.

Exit Credit Facility

Upon exiting from bankruptcy on December 28, 2009, the Company and certain of its subsidiaries entered into the Exit Credit Facility, which provides for an aggregate commitment of $1.75 billion. See “Note 10. Long-Term Debt and Other Borrowing Arrangements” for additional information on the DIP Credit Agreement and the Exit Credit Facility.

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

Between the Petition Date and through September 26, 2010, the Company applied Accounting Standards Codification (“ASC”) Topic 852, Reorganizations, in preparing the Consolidated Financial Statements. ASC Topic 852 requires that the financial statements, for periods subsequent to the Chapter 11 filing, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred in the bankruptcy proceedings are recorded in Reorganization items, net on the accompanying Consolidated Statements of Operations. In addition, pre-petition obligations that were impacted by the bankruptcy reorganization process were classified on the Consolidated Balance Sheet at September 26, 2009 in Liabilities subject to compromise.

The Debtors’ reorganization items consisted of the following:

	Three Months Ended		Nine Months Ended
	September 26, 2010	September 26, 2009	September 26, 2010	September 26, 2009
	(In thousands)		(In thousands)
Professional fees (fee reductions) directly related to reorganization(a)	$—	$(407)	$2,785	$29,141
Finance costs related to various credit facilities(b)	—	—	13,654	4,500
Net gain on asset disposal(c)	—	(3,617)	—	(15,850)
Other costs (credits)(d)	—	25,915	2,102	56,234

Reorganization items, net	$—	$21,891	$18,541	$74,025

(a)	Professional fees (fee reductions) directly related to the reorganization included post-petition fees and fee reductions associated with advisors to the Debtors, the statutory committee of unsecured creditors and certain secured creditors. Professional fees are estimated by the Debtors and continue to be reconciled to actual invoices when received.
(b)	For the nine months ended September 26, 2010, Finance costs related to various credit facilities included expenses related to the elimination of unamortized loan cost associated with the Prior Secured Credit Facilities and the Unsecured Notes and the recognition in earnings of a previously unrealized gain on a derivative instrument designated as a cash flow hedge associated with the Unsecured Notes. For the nine months ended September 26, 2009, Finance costs related to various credit facilities included finance costs related to the DIP Credit Agreement.
(c)	Net gain on asset disposal includes (i) a gain on the sale of the Farmerville, Louisiana processing facility, (ii) a gain recognized on the sale of undeveloped land in Camp County, Texas, and (iii) a loss recognized on the sale of the Company’s interest in a hog farming joint venture.
(d)	Other costs (credits) included costs and credits related to post-petition facility closures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Net cash paid for reorganization items during the nine months ended September 26, 2010 totaled $30.7 million. This represented payment of incentive compensation totaling $13.0 million that was contingent upon confirmation by the Bankruptcy Court of a plan of reorganization that satisfied the requirements of the Bankruptcy Code, professional fees directly related to the reorganization totaling $15.7 million, severance payments of $1.5 million and payment of facility closure costs totaling $0.5 million. Net cash paid for reorganization items during the nine months ended September 26, 2009 totaled $44.1 million. This represented payment of professional fees directly related to the reorganization totaling $25.4 million, payment of DIP Credit Agreement related expenses totaling $4.5 million, severance payments of $8.6 million and payment of facility closure costs totaling $5.6 million. These cash flows are included in Cash flows from operating activities on the Consolidated Statements of Cash Flows.

For additional information on (i) costs related to our closure of seven processing facilities/complexes and one distribution center between the Petition Date and the Effective Date and (ii) severance costs related to the reduction-in-force actions and the reduction or consolidation of production at various facilities that occurred between the Petition Date and the Effective Date, see “Note 3. Exit or Disposal Activities.”

The Company resolved a majority of the claims against it through settlement or by Bankruptcy Court order resulting in benefits of $0.7 million and $7.3 million that are reflected in Miscellaneous, net on the Consolidated Statements of Operations for the three and nine months ended September 26, 2010, respectively. The claims resolution process continues for the remaining unresolved claims and will continue until all claims are concluded. Prior to the Effective Date, estimated claims were presented as Liabilities subject to compromise in the Consolidated Balance Sheets because of the uncertainty of the eventual settlement amounts. Due to the Plan becoming effective and the claims reconciliation process being substantially complete with respect to claims not subject to litigation, there is little uncertainty as to the total amount to be distributed under the Plan with respect to these claims. As such, pre-petition obligations after the Effective Date are no longer presented as subject to compromise. The unpaid amounts are now classified as Pre-petition obligations. During the nine months ended September 26, 2010, the Company paid creditors, excluding creditors under the Prior Secured Credit Facilities and the Unsecured Notes, for allowed claim amounts totaling approximately $89.0 million. As of September 26, 2010, the following pre-petition obligations relating to claims not subject to litigation remain outstanding (in thousands):

Trade claims	$970
Interest accrued on unpaid claims	766

Total pre-petition obligations	$1,736

The Company is also the named defendant in several pre-petition lawsuits that, as of September 26, 2010, have not been resolved. See “Note 14. Commitments and Contingencies” for additional information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

2. BASIS OF PRESENTATION

Consolidated Financial Statements

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the US for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the US Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the US for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments unless otherwise disclosed) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 26, 2010, are not necessarily indicative of the results that may be expected for the year ending December 26, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 26, 2009.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

On December 28, 2009, the Company adopted a portion of ASU 2010-06, Improving Disclosures about Fair Value Measurements, which provides amendments to ASC Subtopic 820-10 that require new disclosures regarding transfers in and out of Level 1 and Level 2 fair value measurements. ASU 2010-06 also clarifies existing disclosures regarding (i) the level of asset and liability disaggregation and (ii) fair value measurement inputs and valuation techniques. The adoption of the subject guidance under ASC Subtopic 820-10 did not have a material impact on the Company’s consolidated financial statements. ASU 2010-06 also provides amendments to ASC Subtopic 820-10 that will require new disclosures regarding activity in Level 3 fair value measurements. The new disclosures regarding activity in Level 3 fair value measurements will be applied effective December 27, 2010. The Company does not expect the adoption of the subject guidance under ASC 820-10 will have a material impact on its consolidated financial statements.

3. EXIT OR DISPOSAL ACTIVITIES

From February 2008 through September 2010, the Company completed the following exit or disposal activities:

•	Closed ten processing facilities/complexes and eight distribution centers,

•	Sold one closed processing complex and four closed distribution centers,

•	Reduced or consolidated production at various other processing facilities/complexes,

•	Closed two administrative office buildings, and

•	Reduced its workforce by approximately 860 non-production positions.

Significant activities that occurred between the Petition Date and the Effective Date were approved by the Bankruptcy Court, when required under the Bankruptcy Code, as part of the Company’s reorganization efforts. To date, these exit or disposal activities have eliminated approximately 12,801 positions and resulted in net charges totaling $83.0 million.

Results of operations for the three months ended September 26, 2010 and September 26, 2009 included exit or disposal costs totaling $4.0 million and $20.2 million, respectively. Results of operations for the nine months ended September 26, 2010 and September 26, 2009 included exit or disposal costs totaling $41.9 million and $36.0 million, respectively. All exit or disposal costs, with the exception of costs related to lease obligations and inventory reserves related to closed facilities, have resulted in cash expenditures or will result in cash expenditures within one year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Results of operations for the three months ended September 26, 2010 and September 26, 2009 also included adjustments totaling $10.1 million and $2.1 million, respectively, which reduced the accrued costs. Adjustments recognized in the third quarter of 2010 included favorable adjustments to incentive compensation and related excise taxes upon finalization of an incentive plan analysis as well as the elimination of accrued severance and other exit or disposal costs at the culmination of the related exit or disposal period. Results of operations for the nine months ended September 26, 2010 and September 26, 2009 also included adjustments totaling $11.1 million and $8.3 million, respectively, which reduced the accrued costs. These adjustments included the elimination of accrued severance and other exit or disposal costs at the culmination of the related exit or disposal period. These adjustments also included the assumption of a lease obligation related to our closed administrative office by an outside party.

Exit or disposal costs totaling $2.5 million and $12.4 million recognized during the nine months ended September 26, 2010 and September 26, 2009, respectively, were classified as Operational restructuring charges, a component of gross profit, because management believes these costs are directly related to the Company’s ongoing production activities. Exit or disposal costs totaling $51.7 million recognized during the nine months ended September 26, 2010 were classified as Administrative restructuring charges, a component of operating income below gross profit, because management believes these costs were not directly related to the Company’s ongoing production. Exit or disposal costs totaling $25.9 million and $56.2 million incurred during the nine months ended September 26, 2010 and September 26, 2009, respectively, were classified as reorganization items.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

The following table sets forth activity that was recorded through the Company’s accrued exit or disposal cost accounts during the nine months ended September 26, 2010:

	Accrued Lease Obligation	Accrued Severance	Accrued Other Exit or Disposal Costs	Inventory Reserves	Total
	(In thousands)
September 29, 2007	$—	$—	$—	$—	$—

Accruals	4,778	4,000	7,378	2,021	18,177
Payment/Disposal	(312)	(1,306)	(1,727)	(806)	(4,151)
Adjustments	—	—	—	(3)	(3)

September 27, 2008	4,466	2,694	5,651	1,212	14,023

Accruals	—	17,830	7,667	5,029	30,526
Payment/Disposal	(622)	(12,876)	(2,753)	(4,775)	(21,026)
Adjustments	(2,202)	(4,305)	(2,454)	(212)	(9,173)

September 26, 2009	1,642	3,343	8,111	1,254	14,350

Accruals	—	833	—	741	1,574
Payment/Disposal	(86)	(2,393)	(5,608)	(92)	(8,179)
Adjustments	(1,536)	(522)	1,111	—	(947)

December 27, 2009	20	1,261	3,614	1,903	6,798

Accruals	—	23,832	9,869	2,118	35,819
Payment /Disposal	—	(20,304)	(155)	(2,631)	(23,090)
Adjustments	—	(23)	—	—	(23)

March 28, 2010	20	4,766	13,328	1,390	19,504

Accruals	—	2,055	—	—	2,055
Payment /Disposal	—	(3,456)	(900)	(18)	(4,374)
Adjustments	(20)	(33)	(909)	—	(962)

June 27, 2010	—	3,332	11,519	1,372	16,223

Accruals	—	4,036	—	—	4,036
Payment /Disposal	—	(2,425)	—	—	(2,425)
Adjustments	—	(139)	(9,963)	—	(10,102)

September 26, 2010	$—	$4,804	$1,556	$1,372	$7,732

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Components of operational restructuring charges and administrative restructuring charges are summarized below.

	Three Months Ended		Nine Months Ended
	September 26, 2010	September 26, 2009	September 26, 2010	September 26, 2009
	(In thousands)
Operational restructuring charges:
Relocation charges expensed as incurred	$2,121	$—	$2,121	$—
Asset impairments (See Note 8—Property, Plant and Equipment)	404	—	404	—
Loss on egg sales and flock depletion expensed as incurred	—	12,464	—	12,464

Total	$2,525	$12,464	$2,525	$12,464

Administrative restructuring charges, net:
Accrued severance provisions (adjustments)	$3,897	$—	$29,784	$(435)
Reversal of incentive compensation cost and related excise tax	(9,869)	—	—	—
Relocation charges expensed as incurred	4,966	—	4,966	—
Asset impairments (See Note 8—Property, Plant and Equipment)	—	—	14,827	—
Loss on egg sales and flock depletion expensed as incurred	—	—	2,118	—

Total	$(1,006)	$—	$51,695	$(435)

On April 12, 2010, the Company announced that it planned to reduce corporate and administrative positions across the organization under the second phase of its integration with JBS USA. As of September 26, 2010 the total planned reduction in workforce under this second phase of integration is approximately 251 positions, of which 190 positions have been eliminated.

We continue to review and evaluate various restructuring and other alternatives to streamline our operations, improve efficiencies and reduce costs. Such initiatives may include selling assets, consolidating operations and functions, employee relocation and voluntary and involuntary employee separation programs. Any such actions may require us to obtain the pre-approval of our lenders under our Exit Credit Facility. In addition, such actions will subject the Company to additional short-term costs, which may include asset impairment charges, lease commitment costs, employee retention and severance costs and other costs. Certain of these activities may have a disproportionate impact on our income relative to the cost savings in a particular period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

4. FAIR VALUE MEASUREMENT

The asset (liability) amounts recorded in the Consolidated Balance Sheet (carrying amounts) and the estimated fair values of financial instruments at September 26, 2010 consisted of the following:

	Carrying Amount	Fair Value	Note Reference
	(In thousands)
Cash and cash equivalents	$46,213	$46,213
Trade accounts and other receivables	354,837	354,837	5
Derivative trading accounts margin cash(a)	2,689	2,689
Commodity derivative assets(a):			7
Futures	938	938
Options	17,043	17,043
Investments in available-for-sale securities	65,035	65,035	7
Long-term restricted cash and cash equivalents(b)	5,000	5,000
Accounts payable and accrued expenses(c)	(540,466)	(540,466)	9
Commodity derivative liabilities(d):			7
Futures	(2,475)	(2,475)
Options	(4,752)	(4,752)
Public debt obligations(e)	3,897	4,678	10
Non-public credit facilities(e)	1,238,064	1,258,846	10

(a)	Derivative trading accounts margin cash and commodity derivative assets are included in Prepaid expenses and other current assets on the Consolidated Balance Sheet.
(b)	Long-term restricted cash and cash equivalents are included in Other assets on the Consolidated Balance Sheet.
(c)	Accounts payable and accrued expenses presented above excludes commodity derivative liabilities.
(d)	Commodity derivative liabilities are included in Accrued expenses on the Consolidated Balance Sheet.
(e)	The fair values of the Company’s public debt obligations and non-public credit facilities were estimated by calculating the net present value of future payments for each public debt obligation or non-public borrowing discounted using the US Treasury interest rate applicable for an instrument with a life similar to the remaining life of each of our public debt obligations or non-public borrowings plus the same interest rate spread applied to each of our public debt obligations and non-public borrowings at inception.

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

As of September 26, 2010, the Company held certain items that are required to be measured at fair value on a recurring basis. These included cash and cash equivalents, derivative assets and liabilities, short-term investments in available-for-sale securities and long-term investments in available-for-sale securities. Cash equivalents consist of short-term, highly liquid, income-producing investments such as money market funds and other funds that have maturities of 90 days or less. Derivative assets and liabilities consist of long and short positions on both exchange-traded commodity futures and commodity options as well as margin cash on account with the Company’s derivatives brokers. Short-term investments in available-for-sale securities consist of short-term, highly liquid, income-producing investments such as municipal debt securities that have maturities of greater than 90 days but less than one year. Long-term investments in available-for-sale securities consist of income-producing investments such as municipal debt securities, corporate debt securities, equity securities and fund-of-funds units that have maturities of greater than one year.

The following items are measured at fair value on a recurring basis at September 26, 2010:

	Level 1	Level 2	Level 3	Total
	(In thousands)
Cash and cash equivalents	$40,088	$6,125	$—	$46,213
Short-term investments in available-for-sale securities	—	8,800	—	8,800
Derivative trading accounts margin cash	2,689	—	—	2,689
Commodity derivative assets:
Futures	938	—	—	938
Options	—	17,043	—	17,043
Long-term investments in available-for-sale securities	7,315	47,785	1,135	56,235
Long-term restricted cash and cash equivalents	5,000	—	—	5,000
Commodity derivative liabilities:
Futures	(2,475)	—	—	(2,475)
Options	—	(4,752)	—	(4,752)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

The following table presents activity for the three and nine months ended September 26, 2010 related to the Company’s investment in a fund of funds asset that is measured at fair value on a recurring basis using Level 3 inputs (in thousands):

Balance at December 27, 2009	$1,116
Included in other comprehensive income	13

Balance at March 28, 2010	1,129
Included in other comprehensive income	10

Balance at June 27, 2010	1,139
Included in other comprehensive income	(4)

Balance at September 26, 2010	$1,135

5. TRADE ACCOUNTS AND OTHER RECEIVABLES

Trade accounts and other receivables, less allowance for doubtful accounts, consisted of the following components:

	September 26, 2010	September 26, 2009
	(In thousands)
Trade accounts receivable	$350,649	$307,523
Other receivables	13,149	14,245

Receivables, gross	363,798	321,768
Allowance for doubtful accounts	(8,961)	(4,815)

Receivables, net	$354,837	$316,953

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

6. INVENTORIES

Inventories consisted of the following components:

	September 26, 2010	September 26, 2009
	(In thousands)
Chicken:
Live chicken and hens	$324,802	$287,858
Feed and eggs	205,169	206,137
Finished chicken products	362,695	249,732

Total chicken inventories	892,666	743,727

Other products:
Commercial feed, table eggs, retail farm store and other	13,955	16,927
Distribution inventories (other than chicken products)	4,004	3,215

Total other products inventories	17,959	20,142

Total inventories	$910,625	$763,869

7. FINANCIAL INSTRUMENTS

Investments in Securities

The following is a summary of our cash equivalents and current and long-term investments in available-for-sale securities:

	September 26, 2010		September 26, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Cash equivalents:
Fixed income securities	$4,034	$4,124	$3,414	$3,562
Other	9,810	9,810	35,628	35,628

Current investments:
Fixed income securities	$8,559	$8,800	$5,174	$5,302

Long-term investments:
Fixed income securities	$45,076	$47,785	$46,843	$49,477
Equity securities	6,759	7,315	6,595	6,769
Other	1,300	1,135	1,300	1,068

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Maturities for the Company’s investments in fixed income securities as of September 26, 2010 were as follows:

	Amount	Percent
	(In thousands)
Matures in less than one year	$12,924	21%
Matures between one and two years	14,965	25%
Matures between two and five years	24,969	41%
Matures in excess of five years	7,851	13%

	$60,709	100%

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

Derivative Financial Instruments

The Company utilizes various raw materials in its operations, including corn, soybean meal, soybean oil, and energy, such as natural gas, electricity and diesel fuel, which are all considered commodities. The Company considers these raw materials generally available from a number of different sources and believes it can obtain them to meet its requirements. These commodities are subject to price fluctuations and related price risk due to factors beyond our control, such as economic and political conditions, supply and demand, weather, governmental regulation, and other circumstances. Generally, the Company purchases derivative financial instruments, specifically exchange-traded futures and options, in an attempt to mitigate price risk related to its anticipated consumption of commodity inputs for periods up to 12 months. The Company may purchase longer-term derivative financial instruments on particular commodities if deemed appropriate. As of September 26, 2010, the Company had long derivative positions in place covering 15.9% and 2.0% of anticipated corn and soybean meal needs, respectively, through September 2011.

The fair value of derivative assets is included in the line item Prepaid expenses and other current assets on the Consolidated Balance Sheets while the fair value of derivative liabilities is included in the line item Accrued expenses on the same statements. At September 26, 2010, the fair values of commodity derivative assets and commodity derivative liabilities totaled $18.0 million and $7.2 million, respectively. Our counterparties require that we post cash collateral for changes in the net fair value of the derivative contracts. At September 26, 2010, we held $2.7 million of cash collateral on account to secure our open positions. We did not hold any outstanding derivative financial instruments at September 26, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

We have not designated the derivative financial instruments that we have purchased to mitigate commodity purchase exposures as cash flow hedges. Therefore, we recognized changes in the fair value of these derivative financial instruments immediately in earnings. Gains or losses related to these derivative financial instruments are included in the line item Cost of sales in the Consolidated Statements of Operations. The Company recognized $15.4 million in net gains and $6.4 million in net gains, respectively, related to changes in the fair value of its derivative financial instruments during the three and nine months ended September 26, 2010. The Company recognized $0.3 million in gains and $21.4 million in losses, respectively, related to changes in the fair value of its derivative financial instruments during the three and nine months ended September 26, 2009.

During the current year, the Company recognized in earnings a previously unrealized gain totaling $4.1 million on a derivative instrument designated as a cash flow hedge associated with the Unsecured Notes that were extinguished on December 28, 2009. This gain is included in the line item Reorganization items, net in the Consolidated Statement of Operations.

8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consisted of the following components:

	September 26, 2010	September 26, 2009
	(In thousands)
Land	$78,828	$109,532
Buildings, machinery and equipment	2,495,380	2,468,297
Autos and trucks	56,260	57,556
Construction-in-progress	61,799	74,943

Property, plant and equipment, gross	2,692,267	2,710,328
Accumulated depreciation	(1,348,573)	(1,210,852)

Property, plant and equipment, net	$1,343,694	$1,499,476

The Company recognized depreciation expense of $52.5 million and $53.5 million during the three months ended September 26, 2010 and September 26, 2009, respectively and $159.3 million and $162.1 million during the nine months ended September 26, 2010 and September 26, 2009, respectively.

During the three months ended September 26, 2010, the Company sold certain property, plant and equipment for cash of $9.6 million and recognized a gain of $3.6 million. Property, plant and equipment sold included undeveloped land in Pittsburg, Texas and Saltillo, Coahuila, Mexico, feed mills in Pittsboro, North Carolina and Mt. Pleasant, Texas, a research laboratory in Lithonia, Georgia, a broiler farm in Pittsburg, Texas and aircraft hangars in Mt. Pleasant, Texas. The Company did not sell any significant assets during the first six months of 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Between February 2008 and September 2010, the Company closed or idled (i) processing facilities/complexes in Athens, Alabama, Athens, Georgia, El Dorado, Arkansas, Franconia, Pennsylvania, and Clinton, Arkansas, (ii) hatcheries in Curry, Alabama, Gainesville, Georgia, Pittsburg, Texas and Siler City, North Carolina, and (iii) various broiler farms in Camp County, Texas. Neither the Board of Directors nor JBS USA has determined if it would be in the best interest of the Company to divest of these assets. Management is therefore not certain that it can or will divest of these assets within one year, is not actively marketing these assets, and, accordingly, has not classified them as assets held for sale. The Company continues to depreciate these assets. At September 26, 2010, the carrying amount of these idled assets was $80.7 million based on depreciable value of $165.9 million and accumulated depreciation of $85.2 million.

Between February 2008 and September 2010, the Company also closed or idled (i) processing plants in Dalton, Georgia, Bossier City, Louisiana and Siler City, North Carolina, (ii) administrative offices in Pittsburg, Texas and Atlanta, Georgia, (iii) distribution centers in Shreveport, Louisiana and El Paso, Texas, (iv) a feed mill in Cartersville, Georgia, (v) various breeder and/or broiler farms in Camp County, Texas and Douglas, Georgia and a research farm in Pittsboro, North Carolina. The Company currently classifies these assets as well as certain undeveloped land in Titus County, Texas and a lake marina in Camp County, Texas as assets held for sale. At September 26, 2010 and September 26, 2009, the Company reported assets held for sale totaling $59.2 million and $0.5 million, respectively, in Assets held for sale on its Consolidated Balance Sheets.

In June 2010, the fair values of the Company’s administrative campuses in Pittsburg, Texas and Atlanta, Georgia were estimated using the market approach. The Company recognized administrative restructuring charges totaling $11.2 million and $3.6 million, respectively, in the second quarter of 2010 to impair the carrying amounts of certain idled assets located at these campuses to fair value. In September 2010, the Company recognized operational restructuring charges totaling $0.4 million to impair the carrying amounts of certain idled assets located at the Dalton, Georgia processing plant to fair value.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

9. ACCRUED EXPENSES

Accrued expenses consisted of the following components:

	September 26, 2010	September 26, 2009
	(In thousands)
Compensation and benefits	$90,636	$107,850
Interest and debt-related fees	12,886	11,239
Insurance and self-insured claims	86,848	86,081
Commodity derivative liabilities:
Futures	2,475	—
Options	4,752	—
Other	78,909	104,089

Total accrued expenses	$276,506	$309,259

10. LONG-TERM DEBT AND OTHER BORROWING ARRANGEMENTS

Long-term debt consisted of the following components:

	Maturity	September 26, 2010	September 26, 2009
		(In thousands)
Senior unsecured notes, at 7 5/8%	2015	$116	$400,000
Senior subordinated unsecured notes, at 8 3/8%	2017	3,517	250,000
The Exit Credit Facility with two term notes payable at 5.313% and one term note payable at 9.00%	2012-2014	1,125,000	—
The Exit Credit Facility with one revolving note payable on which the Company had funds borrowed at 4.183% and 6.75%	2012	111,700	—
Pre-petition BMO Facility with notes payable at LIBOR plus 1.25% to LIBOR plus 2.75%	2013	—	218,936
ING Credit Agreement (defined below) with notes payable at LIBOR plus 1.65% to LIBOR plus 3.125%	2011	—	41,062
Pre-petition CoBank Facility with four notes payable at LIBOR plus a spread, one note payable at 7.34% and one note payable at 7.56%	2016	—	1,126,398
Other	Various	1,628	8,698

Long-term debt		1,241,961	2,045,094
Less: Current maturities of long-term debt		(75,355)	—
Less: Long-term debt subject to compromise		—	(2,004,032)

Long-term debt, less current maturities		$1,166,606	$41,062

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

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

On the Effective Date, the Company used the proceeds received from the sale of the common stock of Reorganized PPC to JBS USA to repay indebtedness under the Unsecured Notes totaling $651.9 million. The Plan contemplated that the Unsecured Notes issued under the Company’s outstanding indentures would be reinstated unless and to the extent a holder of the notes elected to receive a cash payment equal to the principal amounts of the notes plus unpaid pre-petition interest, with interest accruing on such unpaid interest at the default contract rate through the Effective Date, and the accrued unpaid post-petition interest on the principal amount of the notes at the non-default contract rate through the Effective Date. Based on the holders of the Unsecured Notes making cash elections, $5.1 million aggregate principal amount of the Unsecured Notes were reinstated on the Effective Date.

DIP Credit Agreement. On December 30, 2008, the Bankruptcy Court granted final approval authorizing the Company and its subsidiaries to enter into the DIP Credit Agreement. During the nine months ended September 26, 2009, average outstanding borrowings and the weighted average interest rate under the DIP Credit Agreement were $48.8 million and 11.25%, respectively. On December 1, 2009, the maturity date of the DIP Credit Agreement was extended from December 1, 2009 to January 31, 2010 and the lender commitments under the DIP Credit Agreement were reduced to $250.0 million. Pursuant to the Plan and the Confirmation Order, on the Effective Date, the DIP Credit Agreement was terminated.

ING Credit Agreement. On September 25, 2006, a subsidiary of the Company, Avícola Pilgrim’s Pride de México, S. de R.L. de C.V. (the “Mexico Borrower”), entered into a secured revolving credit agreement (the “ING Credit Agreement”) with ING Capital, LLC, as agent (the “Mexico Agent”) and the lenders party thereto (the “Mexico Lenders”). The ING Credit Agreement has a final maturity date of September 25, 2011 and a revolving commitment of 557.4 million Mexican pesos, a US dollar-equivalent of $44.0 million at September 26, 2010. There were no outstanding borrowings under the ING Credit Agreement at September 26, 2010. Outstanding amounts under the ING Credit Agreement bear interest at a rate per annum equal to: the LIBOR Rate, the Base Rate, or the TIIE Rate, as applicable, plus the Applicable Margin (as those terms are defined in the ING Credit Agreement). While the Company was operating in Chapter 11, the Applicable Margin for LIBOR loans, Base Rate loans, and TIIE loans was 6.0%, 4.0%, and 5.8%, respectively. Following the Effective Date, the Applicable Margin for LIBOR loans and Base Rate loans is 0.375% higher than the highest applicable interest rate margin under the Exit Credit Facility and for TIIE loans is 0.20% less than the Applicable Margin for LIBOR loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

The ING Credit Agreement requires the Company to make a mandatory prepayment of the revolving loans, in an aggregate amount equal to 100.0% of the net cash proceeds received by any Mexican subsidiary of the Company (a “Mexico Subsidiary”), as applicable, in excess of thresholds specified in the ING Credit Agreement (i) from the occurrence of certain asset sales by the Mexico Subsidiaries; (ii) from the occurrence of any casualty or other insured damage to, or any taking under power of eminent domain or by condemnation or similar proceedings of, any property or asset of any Mexico Subsidiary; or (iii) from the incurrence of certain indebtedness by a Mexico Subsidiary. Any such mandatory prepayments will permanently reduce the amount of the commitment under the ING Credit Agreement. The Mexico Subsidiaries have pledged substantially all of their receivables, inventory, and equipment and certain fixed assets. The Mexico Subsidiaries were excluded from the US bankruptcy proceedings.

Exit Credit Facility. Upon exiting from bankruptcy on December 28, 2009, the Company and certain of its subsidiaries, including To-Ricos, Ltd. and To-Ricos Distribution, Ltd. (together, the “To-Ricos Borrowers”), entered into the Exit Credit Facility, which provides for an aggregate commitment of $1.75 billion consisting of (i) a revolving loan commitment of $600.0 million, (ii) a Term A loans commitment of $375.0 million and (iii) a Term B loans commitment of $775.0 million. The revolving loan commitment and the Term A loans will mature on December 28, 2012. Term B loans will mature on December 28, 2014.

On September 26, 2010, $350.0 million under the Term A loans commitment, $775.0 million under the Term B loans commitment and $111.7 million under the revolving loan commitment were outstanding. On December 28, 2009, the Company also paid loan costs totaling $50.0 million related to the Exit Credit Facility that it recognized as an asset on its balance sheet. The Company amortizes these capitalized costs to expense over the life of the Exit Credit Facility.

The Term A loans must be repaid in 12 equal quarterly principal installments of $12.5 million beginning on April 15, 2010 with the final installment due on December 28, 2012. The Term B loans must be repaid in 16 equal quarterly principal installments of $12.5 million beginning on April 15, 2011, with the final installment due on December 28, 2014. Additionally, following the end of each fiscal year, a portion of our cash flow must be used to repay outstanding principal amounts under the Term A and Term B loans. The Company cannot yet accurately predict the amount that will be required to be paid, and accordingly, no amount related to this repayment requirement has been included in current maturities of long-debt at September 26, 2010. Covenants in the Exit Credit Facility also require us to use the proceeds we receive from certain asset sales and specified debt or equity issuances and upon the occurrence of other events to repay outstanding borrowings under the Exit Credit Facility.

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

Actual borrowings by the Company under the Exit Credit Facility are subject to a borrowing base, which is a formula based on certain eligible inventory, eligible receivables and restricted cash under the control of CoBank ACB, as administrative agent under the Exit Credit Facility. The borrowing base formula is reduced by the sum of (i) inventory reserves, (ii) rent and collateral access reserves, and (iii) any amount more than 15 days past due that is owed by the Company or its subsidiaries to any person on account of the purchase price of agricultural products or services (including poultry and livestock) if that person is entitled to any grower’s or producer’s lien or other security arrangement. Revolving loan availability under the borrowing base is also limited to an aggregate of $25.0 million with respect to the To-Ricos Borrowers. As of September 26, 2010, the applicable borrowing base was $600.0 million, the amount available for borrowing under the revolving loan commitment was $447.5 million and outstanding borrowings and letters of credit under the revolving loan commitment totaled $152.5 million.

The Exit Credit Facility provides that the Company may not incur capital expenditures in excess of $225.0 million in fiscal year 2010, $275.0 million in fiscal year 2011 and $350.0 million per fiscal year thereafter. The Company must also maintain a minimum fixed charge coverage ratio and a minimum level of tangible net worth and may not exceed a maximum leverage ratio. For the remainder of 2010 and during 2011, the Company must maintain compliance with these covenants at the following levels:

Minimum fixed charge coverage ratio	At least 1.20

Maximum leverage ratio	No greater than 3.00

Minimum consolidated tangible net worth	At least $656.1 million plus 50.0% of the cumulative net income (excluding any losses) of the Company and its subsidiaries from the Effective Date through the date of calculation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

The Company is currently in compliance with these covenants. However, chicken prices, commodity prices, access to export markets and other factors could affect the Company’s ability to maintain compliance with its financial covenants. In order to continue to meet the covenants, gross profit will have to improve over the results the Company experienced in the nine months ended September 26, 2010 or management will have to initiate additional cost-cutting or restructuring activities.

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

11. INCOME TAXES

The Company recorded an income tax benefit of $4.3 million, a (9.88)% effective tax rate, for the nine months ended September 26, 2010, compared to an income tax benefit of $21.9 million, a (39.6)% effective tax rate, for the nine months ended September 26, 2009. The income tax benefit for the nine months ended September 26, 2010 was primarily the result of the recognition of previously unrecognized tax benefits and tax benefits subsequently recognized for items originating in the prior year.

On November 6, 2009, H.R. 3548 was signed into law and included a provision that allowed most business taxpayers an increased carryback period for net operating losses incurred in 2008 or 2009. As a result, during 2009 the Company utilized $547.7 million of its US federal net operating losses under the expanded carryback provisions of H.R. 3548 and filed a claim for refund of $169.7 million. The Company received $122.6 million in refunds from the Internal Revenue Service (“IRS”) from the carryback claims during the nine months ended September 26, 2010. The Company anticipates receipt of the remainder of its claim pending resolution of its litigation with the IRS. See “Note 14. Commitments and Contingencies” for additional information.

Section 382 of the Internal Revenue Code of 1986, as amended, imposes an annual limit on the ability of a corporation that undergoes an “ownership change” to use its US net operating losses to reduce its tax liability. The Company experienced an ownership change in December 2009, but believes that utilization of the US net operating losses will not be hindered by the Section 382 limitation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

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

The Company has not provided any deferred income taxes on the undistributed earnings of its foreign subsidiaries based upon the determination that such earnings will be indefinitely reinvested.

The increase in unrecognized tax benefits as a result of tax positions taken during the prior years of $8.6 million relates to federal income tax positions that no longer meet the more-likely-than-not recognition threshold under ASC 740, Income Taxes. The decrease in unrecognized tax benefits as a result of tax positions taken during the prior years of $10.2 million relates to both federal and state income tax positions that now meet the recognition threshold under ASC 740, primarily as a result of the Company’s emergence from bankruptcy on December 28, 2009.

Included in unrecognized tax benefits of $24.5 million at September 26, 2010 was $11.5 million of tax benefits that, if recognized, would affect the Company’s effective tax rate. It is not practicable at this time to estimate the amount of unrecognized tax benefits that will change in the next twelve months.

The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. As of September 26, 2010, the Company had recorded a liability of $6.8 million for interest and penalties.

With few exceptions, the Company is no longer subject to US federal, state or local income tax examinations for years prior to 2003 and is no longer subject to Mexico income tax examination for years prior to 2005.

The Company is currently working with the IRS through the normal processes and procedures that are available to all taxpayers outside of bankruptcy to resolve the IRS’ proofs of claim. In connection, the Company has filed various petitions in United States Tax Court (“Tax Court”) in response to the Notices of Deficiency that were issued to the Company. These matters are currently in the early stages of litigation. See “Note 14. Commitments and Contingencies” for additional information.

The Company is currently analyzing a method to deconsolidate its Mexico operations from a tax perspective to help minimize the impacts of the new Mexico tax reform that became effective January 1, 2010. It is not practicable at this time to determine the amount of the benefit. During the three months ended December 27, 2009, when the law was enacted, the Company recognized charges of $15.4 million related to the tax law changes in Mexico.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

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

The Union Plan covers certain locations or work groups within PPC. The El Dorado Plan was spun off from the Union Plan effective January 1, 2008 and covers certain eligible locations or work groups within the Company. The GK Pension Plan covers certain eligible US employees who were employed at locations that the Company acquired in its acquisition of Gold Kist, Inc. (“Gold Kist”) in 2007. Participation in the GK Pension Plan was frozen as of February 8, 2007, for all participants with the exception of terminated vested participants who are or may become permanently and totally disabled. The plan was frozen for that group as of March 31, 2007.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

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

The following table provides the components of net periodic benefit cost for the defined benefit plans mentioned above:

	Three Months Ended				Nine Months Ended
	September 26, 2010		September 26, 2009		September 26, 2010		September 26, 2009
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)				(In thousands)
Service cost	$101	$—	$(173)	$—	$603	$—	$236	$—
Interest cost (benefit)	2,121	28	(2,280)	(34)	12,598	84	3,133	48
Estimated return (loss) on plan assets	(1,407)	—	1,737	—	(8,358)	—	(2,387)	—
Amortization of prior service cost	2	—	(3)	—	11	—	5	—
Amortization of net loss (gain)	65	—	571	13	387	—	(784)	(16)

Net periodic benefit cost	$882	$28	$(148)	$(21)	$5,241	$84	$203	$32

During the nine months ended September 26, 2010, the Company contributed $8.4 million to its defined benefit plans. Subsequent to September 26, 2010 the Company contributed $1.1 million to its defined benefit plans.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Under the RS Plan, eligible US employees may voluntarily contribute a percentage of their compensation. The Company matches up to 30.0% of the first 2.14% to 6.00% of salary based on the salary deferral and compensation levels up to $245.0 thousand. The Company’s expenses related to contributions to the RS Plan totaled $958,000, $3.3 million, $1.2 million and $3.9 million for the three and nine months ended September 26, 2010 and the three and nine months ended September 26, 2009, respectively. The To-Ricos Plan is maintained for certain eligible Puerto Rican employees. Under the To-Ricos Plan, eligible employees may voluntarily contribute a percentage of their compensation and there are various company matching provisions. During the three and nine months ended September 26, 2010, the Company’s expenses related to contributions to the To-Ricos Plan were immaterial.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Transactions with the Current Major Stockholder and the Former Major Stockholder are summarized below.

	Three Months Ended		Nine Months Ended
	September 26, 2010	September 26, 2009	September 26, 2010	September 26, 2009
	(In thousands)		(In thousands)
Current Major Stockholder:
Purchases from Current Major Stockholder(a)	$25,173	$—	$62,996	$—
Expenditures paid by Current Major Stockholder on behalf of Pilgrim’s Pride Corporation(f)	6,259	—	18,768	—
Sales to Current Major Stockholder(a)	2,217	—	3,993	—
Expenditures paid by Pilgrim’s Pride Corporation on behalf of Current Major Stockholder(f)	1	—	234	—

Former Major Stockholder:
Sale of airplane hangars and undeveloped land to Former Major Stockholder(e)	—	—	1,450	—
Purchase of commercial egg property from Former Major Stockholder(c)	—	—	12,000	—
Loan guaranty fees paid to Former Major Stockholder(b)	—	—	8,928	—
Contract grower pay paid to Former Major Stockholder	228	304	927	857
Consulting fee paid to Former Major Stockholder(d)	374	—	1,122	—
Lease payments on commercial egg property paid to Former Major Stockholder	—	187	125	562
Sales to Former Major Stockholder	—	187	23	486

(a)	JBS USA did not become the holder of the majority of the common stock of the Company until the Effective Date. Although transactions did occur between the Company and JBS USA during the nine months ended September 26, 2009, they were not related party transactions.
(b)	Until the Effective Date, Pilgrim Interests, Ltd., an entity related to Lonnie A. “Bo” Pilgrim, guaranteed a portion of the Company’s debt obligations. In consideration of such guarantees, the Company has paid Pilgrim Interests, Ltd. a quarterly fee equal to 0.25% of one-half of the average aggregate outstanding balance of such guaranteed debt. Pursuant to the terms of the DIP Credit Agreement, the Company could not pay any loan guarantee fees during the Chapter 11 case without the consent of the lenders party thereto. At December 27, 2009, the Company had accrued loan guaranty fees totaling $8.9 million. The Company paid these fees after emerging from bankruptcy on the Effective Date.
(c)	On February 23, 2010, the Company purchased a commercial egg property from Lonnie A. “Bo” Pilgrim for $12.0 million.
(d)	In connection with the Plan, the Company and Lonnie A. “Bo” Pilgrim entered into a consulting agreement, which became effective on the Effective Date. The terms of the consulting agreement include, among other things, that (i) Mr. Pilgrim will provide services to the Company that are comparable in the aggregate with the services provided by him to the Company prior to the Effective Date, (ii) Mr. Pilgrim will be appointed to the Board of Directors of the Company and during the term of the consulting agreement will be nominated for subsequent terms on the board, (iii) Mr. Pilgrim will be compensated for services rendered to the Company at a rate of $1.5 million a year for a term of 5 years, (iv) Mr. Pilgrim will be subject to customary non-solicitation and non-competition provisions and (v) Mr. Pilgrim and his spouse will be provided with medical benefits (or will be compensated for medical coverage) that are comparable in the aggregate to the medical benefits afforded to employees of the Company.
(e)	On June 9, 2010, the Company sold two airplane hangars and undeveloped land to Lonnie A. “Bo” Pilgrim for $1.45 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

(f)	On January 19, 2010, the Company entered into an agreement with JBS USA in order to allocate costs associated with JBS USA’s procurement of SAP licenses and maintenance services for its combined companies. Under this agreement, the fees associated with procuring SAP licenses and maintenance services are allocated between the Company and JBS USA in proportion to the percentage of licenses used by each company. The agreement expires on the date of expiration, or earlier termination, of the underlying SAP license agreement. On May 5, 2010, the Company also entered into an agreement with JBS USA in order to allocate the costs of supporting the business operations by one consolidated corporate team, which have historically been supported by their respective corporate teams. Expenditures paid by the Current Major Stockholder on behalf of the Company will be reimbursed by the Company and expenditures paid by the Company on behalf of the Current Major Stockholder will be reimbursed by the Current Major Stockholder. This agreement expires on May 5, 2015.

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

At September 26, 2010, the Company was party to outstanding standby letters of credit totaling $40.8 million that affected the amount of funds available for borrowing under the Exit Credit Facility.

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

Another claim presently pending against the Company is a claim asserted by the City of Clinton, Arkansas (the “City”) seeking approximately $28.0 million in damages relating to construction of and/or improvements to a wastewater facility to purify water discharged from a processing plant that the Company idled in 2009. The Company filed a motion to dismiss, which was granted by the federal district court in September 2009. The City requested to replead its claims. The court ruled that the City could not replead its claims and dismissed the claims with prejudice. On December 31, 2009, the City filed its notice of appeal seeking to challenge the court’s ruling. Oral argument before the Fifth Circuit Court of Appeals is scheduled for November 3, 2010. We deny any liability to the City and intend to assert vigorous defenses against the City’s appeal. Nonetheless, there can be no assurances that other similar claims may not be brought against the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

The United States Department of Treasury, IRS has filed an amended proof of claim in the Bankruptcy Court pursuant to which the IRS asserts claims that total $74.7 million. The Company has filed in the Bankruptcy Court (i) an objection to the proofs of claims filed by the IRS in the Bankruptcy Case, and (ii) a motion requesting the Bankruptcy Court to determine the Company’s US federal tax liability pursuant to Sections 105 and 505 of the Bankruptcy Code. The objection and motion assert that the Company has no liability for the additional US federal taxes that have been asserted for pre-petition periods by the IRS. The IRS has responded in opposition to the Company’s objection and motion. The Bankruptcy Court granted the Company’s unopposed motion requesting that the Bankruptcy Court abstain from determining the Company’s federal tax liability. As a result, the Company intends to work with the IRS through the normal processes and procedures that are available to all taxpayers outside of bankruptcy (including the Tax Court proceedings discussed below) to resolve the IRS’ proofs of claim.

In connection with the amended proof of claim, on May 26, 2010, the Company filed a petition in Tax Court in response to a Notice of Deficiency that was issued to the Company as the successor in interest to Gold Kist. The Notice of Deficiency and the Tax Court proceeding relate to a loss that Gold Kist claimed for its tax year ended June 26, 2004. The matter is currently in the early stages of litigation.

On August 10, 2010, the Company filed two petitions in Tax Court. The first petition relates to three Notices of Deficiency that were issued to the Company with respect to the Company’s 2003, 2005 and 2007 tax years. The second petition relates to a Notice of Deficiency that was issued to the Company with respect to Gold Kist’s tax year ended June 30, 2005, and its short tax year ended September 30, 2005. Both cases are currently in the early stages of litigation.

The Company expresses no opinion as to the likelihood of an unfavorable outcome or the amount or range of any possible loss to the Company related to the above Tax Court cases.

The Notices of Deficiency and the Tax Court proceedings discussed above cover the same tax years and the same amounts that were asserted by the IRS in its proofs of claim that were filed in the Bankruptcy Court as noted above.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

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

15. INCENTIVE COMPENSATION PLANS

In September 2009, the Company’s Board of Directors approved, subject to confirmation of the Plan by the Bankruptcy Court and the approval of the Company’s stockholders, the Short Term Management Incentive Plan, a new annual incentive program for use following the Company’s exit from bankruptcy, providing for the grant of bonus awards payable upon achievement of specified performance goals (the “STIP”). The Bankruptcy Court and the stockholders approved the STIP in connection with the confirmation of the Plan in December 2009. The STIP permits the grant of 162(m) awards and bonus awards that are not intended to so qualify. Section 162(m) of the Internal Revenue Code generally imposes limitations on the deductibility for federal income tax purposes of compensation over $1.0 million paid to certain highly paid executive officers in a taxable year. Compensation above $1.0 million may only be deducted if it is “performance-based compensation” within the meaning of the Code. Any amounts payable under the STIP are intended to be performance-based compensation meeting these requirements and, as such, be fully deductible. However, the Company has not adopted a policy requiring all compensation to be deductible. Full-time salaried, exempt employees of the Company and its affiliates who are selected by the administering committee will be eligible to participate in the STIP. The Company has not accrued costs related to the STIP as of the date of this report as a liability was not probable to occur at this time given current results.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

16. INSURANCE PROCEEDS

On July 21, 2008, a fire in the Mt. Pleasant, Texas protein conversion plant damaged a significant portion of the plant’s building, machinery and equipment. During the three and nine months ended September 26, 2009, the Company recognized $1.0 million and $10.0 million, respectively, of insurance recovery proceeds received for asset replacement in cost of sales. During the three and nine months ended September 26, 2009, the Company recognized $19.6 million and $34.6 million, respectively, of insurance recovery proceeds received for business interruption claims in cost of sales. The Company resumed operations at the plant in April 2009. The insurance claim was closed in May 2010.

17. NONCONTROLLING INTEREST

In December 2007, the Company assumed a 54% ownership interest in GC Properties General Partnership (“GC Properties”) through its acquisition of Gold Kist. GC Properties owns and maintains an office building in Atlanta, Georgia at which the Company, among other tenants, leases office space. In September 2010, the Company purchased the remaining 46% ownership interest in GC Properties from Cotton States Mutual Insurance Company for $7.6 million.

18. BUSINESS SEGMENT AND GEOGRAPHIC REPORTING

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)—(Continued)

Net sales to customers and long-lived assets (defined for the purpose of this disclosure as property, plant and equipment) are as follows:

	Three Months Ended		Nine Months Ended
	September 26,	September 26,	September 26,	September 26,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Net sales to customers:
United States	$1,565,186	$1,612,137	$4,607,775	$4,837,903
Mexico	154,664	124,012	462,561	373,161

Net sales to customers	$1,719,850	$1,736,149	$5,070,336	$5,211,064

	September 26,	September 26,
	2010	2009
	(In thousands)
Property, plant and equipment:
United States	$1,261,143	$1,414,745
Mexico	82,551	84,731

Total property, plant and equipment	$1,343,694	$1,499,476

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company emerged from its Chapter 11 bankruptcy proceedings on December 28, 2009 (the “Effective Date”). In connection with its emergence from bankruptcy, the Company’s common stock outstanding immediately prior to the Effective Date was cancelled and converted into the right to receive shares of common stock, par value $0.01 per share, of the reorganized Company (“Reorganized PPC”) based on a one-for-one exchange ratio, which constitutes 36.0% of the total number of shares of common stock of Reorganized PPC issued pursuant to the Plan (as defined below). The remaining shares of common stock of Reorganized PPC, constituting 64.0% of the total issued and outstanding on the Effective Date, were issued to JBS USA Holdings, Inc. (the “Plan Sponsor” or “JBS USA”), a wholly-owned indirect subsidiary of JBS S.A., a Brazil-based meat producer, for $800.0 million in cash. Upon exiting from bankruptcy on the Effective Date, the Company and certain of its subsidiaries entered into the Exit Credit Facility (as defined below) that provides for an aggregate commitment of $1.75 billion See “—Chapter 11 Bankruptcy Filings and Proceedings” and “—Emergence from Bankruptcy and Acquisition” for additional information regarding the Company’s emergence from bankruptcy proceedings, the acquisition of 64.0% of the common stock of Reorganized PPC and the Exit Credit Facility.

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

Executive Summary

We reported net income attributable to Pilgrim’s Pride Corporation of $57.9 million, or $0.27 per common share, for the three months ended September 26, 2010. We reported net income attributable to Pilgrim’s Pride Corporation of $45.3 million, or $0.21 per common share, for the nine months ended September 26, 2010. These operating results included gross profit of $157.3 million and $341.8 million during the respective periods. During the nine months ended September 26, 2010, we received $22.3 million of cash from operations. At September 26, 2010, we had cash and cash equivalents totaling $46.2 million.

In addition, the Company recognized net reorganization expenses of $18.5 million during the nine months ended September 26, 2010. Net reorganization expenses recognized during the nine months ended September 26, 2010 included (i) costs associated with the elimination of unamortized capitalized finance charges related to the Pre-petition BMO Facility (defined below), the Pre-petition CoBank Facility (defined below), the 7 5/8% Senior Notes due 2015 and the 8 3/8% Senior Subordinated Notes due 2017, (ii) professional fees charged for post-petition reorganization services and (iii) severance and other costs related to post-petition facility closures and reduction-in-force (“RIF”) actions. These reorganization costs were partially offset by the recognition during the three months ended March 28, 2010 of a previously unrealized gain totaling $4.1 million on a derivative financial instrument designated as a cash flow hedge related to public debt extinguished on December 28, 2009. We did not recognize any reorganization expenses during the three months ended September 26, 2010.

During the nine months ended September 26, 2010, we recognized $16.7 million in change-in-control compensation. We did not recognize change-in-control compensation or incentive compensation during the three months ended September 26, 2010. During the three and nine months ended September 26, 2010, we also recognized $3.2 million and $11.4 million, respectively, in severance costs related to our integration with JBS USA.

Market prices for feed ingredients increased significantly in the third quarter of 2010 after decreasing throughout 2009 and the first six months of 2010. Market prices for feed ingredients remain volatile. Consequently, there can be no assurance that our feed ingredient prices will not continue to increase materially. The following table compares the highest and lowest prices reached on nearby futures for one bushel of corn and one ton of soybean meal during the current year and previous four years:

	Corn		Soybean Meal
	Highest	Lowest	Highest	Lowest
	Price	Price	Price	Price
2010:
Third Quarter	$5.24	$3.25	$321.50	$293.00
Second Quarter	3.79	3.36	296.50	260.60
First Quarter	4.26	3.44	321.00	249.60
2009:
Transition Period	4.13	3.31	336.00	272.00
Fourth Quarter	3.83	3.00	424.00	276.00
Third Quarter	4.50	3.61	433.40	278.00
Second Quarter	4.28	3.38	326.00	264.80
First Quarter	5.24	2.90	302.00	237.00
2008	7.60	3.35	455.50	254.10
2007	4.37	2.62	286.50	160.20
2006	2.68	1.86	204.50	155.80

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

From February 2008 through September 2010, the Company completed the following exit or disposal activities:

•	Closed ten processing facilities/complexes and eight distribution centers,

•	Sold one closed processing complex and four closed distribution centers,

•	Reduced or consolidated production at various other processing facilities/complexes,

•	Closed two administrative office buildings, and

•	Reduced its workforce by approximately 860 non-production positions.

Significant activities that occurred between the Petition Date (as defined below) and the Effective Date were approved by the Bankruptcy Court, when required under the Bankruptcy Code, as part of the Company’s reorganization efforts. To date, these exit or disposal activities have eliminated approximately 12,801 positions and resulted in net charges totaling $83.0 million.

Results of operations for the three months ended September 26, 2010 and September 26, 2009 included exit or disposal costs totaling $4.0 million and $20.2 million, respectively. Results of operations for the nine months ended September 26, 2010 and September 26, 2009 included restructuring charges totaling $41.9 million and $36.0 million, respectively. All exit or disposal costs, with the exception of costs related to lease obligations and restructuring-related inventory reserves, have resulted in cash expenditures or will result in cash expenditures within one year.

Results of operations for the three months ended September 26, 2010 and September 26, 2009 also included adjustments totaling $10.1 million and $2.1 million, respectively, which reduced the accrued costs. Adjustments recognized in the third quarter of 2010 included favorable adjustments to incentive compensation and related excise taxes upon finalization of an incentive plan analysis as well as the elimination of accrued severance and other exit or disposal costs at the culmination of the related exit or disposal period. Results of operations for the nine months ended September 26, 2010 and September 26, 2009 also included adjustments totaling $11.1 million and $8.3 million, respectively, which reduced the accrued costs. These adjustments included the elimination of accrued severance and other exit or disposal costs at the culmination of the related exit or disposal period. These adjustments also included the assumption of a lease obligation related to our closed administrative office by an outside party.

On April 12, 2010, the Company announced that it planned to reduce corporate and administrative positions across the organization under the second phase of its integration with JBS USA. As of September 26, 2010 the total planned reduction in workforce under this second phase of integration is approximately 251 positions, of which 190 positions have been eliminated.

In June 2010, the fair values of our administrative campuses in Pittsburg, Texas and Atlanta, Georgia were estimated using the market approach. The Company recognized impairment charges totaling $11.2 million and $3.6 million, respectively, during the nine months ended September 26, 2010 to reduce the carrying amounts of certain idled assets located at these campuses to fair value. In September 2010, we recognized operational restructuring charges totaling $0.4 million to impair the carrying amounts of certain idled assets located at the Dalton, Georgia processing plant to fair value.

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

Consistent with its strategy of matching production to forecasted demand, the Company plans to re-open its chicken processing plant in Douglas, Georgia, by January 2011. The Company also plans to re-open two other idled facilities, one by mid-2011 and the other by spring 2012. However, instead of re-opening a third plant, the Company is considering potentially expanding some of its existing plants if the Company determines that approach is more cost effective. No decision on the location of those two additional plants has been made at this time. Regardless of the location, the Company still expects to increase production by approximately 10 percent, or 3.5 million birds per week, over a two-year period.

On January 13, 2010, we started purchasing derivative financial instruments, specifically exchange-traded futures and options, in an attempt to mitigate price risk related to our anticipated consumption of commodity inputs such as corn, soybean meal and natural gas. As of September 26, 2010, we had long derivative positions in place covering 15.9% and 2.0% of anticipated corn and soybean meal needs, respectively, through September 2011. At September 26, 2010, the fair values of commodity derivative assets and commodity derivative liabilities totaled $18.0 million and $7.2 million, respectively. Our counterparties require that we post cash collateral for changes in the net fair value of the derivative contracts. At September 26, 2010, we held $2.7 million of cash collateral on account to secure our open positions. We do not designate derivative financial instruments that we purchase to mitigate commodity purchase exposures as cash flow hedges; therefore, we recognize changes in the fair value of these derivative financial instruments immediately in earnings. During the three and nine months ended September 26, 2010, we recognized $15.4 million in net gains and $6.4 million in net losses, respectively, related to changes in the fair values of these derivative financial instruments. The Company recognized $0.3 million in gains and $21.4 million in losses, respectively, related to changes in the fair value of its derivative financial instruments during the three and nine months ended September 26, 2009.

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

We recently participated in antidumping and countervailing duty proceedings initiated by the Ministry of Commerce of the People’s Republic of China (“MOFCOM”). In these proceedings, MOFCOM examined whether US chicken producers, including us, were dumping certain chicken products into the People’s Republic of China (excluding the Special Administrative Region of Hong Kong), and whether US chicken producers, including us, were receiving countervailable subsidies in respect of those chicken products. MOFCOM concluded these proceedings in September 2010 and imposed antidumping and countervailing duties on the US chicken producers. The duties imposed range from 54.3% to 137.7%. The rate imposed on us is 58.5%. Until these duties are modified or eliminated, the duty rates can be expected to deter Chinese importers from purchases of US-origin chicken products, including our chicken products, and can be expected to diminish the volume of such purchases. The basis for imposing the duties may be challenged by the US in dispute settlement proceedings in the World Trade Organization.

Russia effectively banned US poultry imports shipped after January 1, 2010 due to residue levels left from a chlorine treatment procedure required by US Department of Agriculture regulations. As long as the restrictions remained in place, the Company was unable to export its chicken products to Russia. On June 24, 2010, Russia and the US announced they had reached an agreement to permit the resumption of US poultry exports to Russia. We began exporting products to Russia again in September 2010. No assurances can be given that new disruptions will not arise. The Company has been able to mitigate the impact of these disruptions by selling its product to other customers.

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

See Note 1 to our financial statements included in this Quarterly Report for additional information on our Chapter 11 filings and proceedings.

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

Results of Operations

Three Months Ended September 26, 2010 Compared to the Three Months Ended September 26, 2009

Net sales. Net sales generated in the three months ended September 26, 2010 decreased $16.3 million, or 0.9%, from net sales generated in the three months ended September 26, 2009. The following table provides net sales information:

	Three Months Ended September 26, 2010	Change from Three Month Ended September 26, 2009
Source		Amount	Percent
	(In thousands, except percent data)
United States	$1,565,186	$(46,951)	-2.9	%(a)
Mexico	154,664	30,652	24.7	%(b)

Total net sales	$1,719,850	$(16,299)	-0.9%

(a)	US sales generated in the three months ended September 26, 2010 decreased 2.9% from US sales generated in the three months ended September 26, 2009. Sales volume decreased 5.4% primarily because of previously announced production cutbacks, subsequent reorganization efforts, and reduced demand for table eggs and offal. Net revenue per pound sold increased 1.6% compared to the prior year primarily because of increased sales prices on export sales.
(b)	Mexico sales generated in the three months ended September 26, 2010 increased 24.7% from Mexico sales generated in the three months ended September 26, 2009. Sales volume increased 5.5% from the prior year because of increased demand.

Gross profit. Gross profit decreased by $5.5 million, or 3.4%, from $162.8 million generated in the three months ended September 26, 2009 to $157.3 million generated in the three months ended September 26, 2010. The following table provides gross profit information:

	Three Months Ended September 26, 2010	Change from Three Months Ended September 26, 2009		Percent of Net Sales
				Three Months Ended September 26,
Components		Amount	Percent	2010	2009
	(In thousands, except percent data)
Net sales	$1,719,850	$(16,299)	-0.9%	100.0%	100.0%
Cost of sales	1,560,031	(903)	-0.1%	90.7%	89.9	%(a)
Operational restructuring charges	2,525	(9,939)	N/A	0.2%	0.8	%(b)

Gross profit	$157,294	$(5,457)	-3.4%	9.1%	9.4	%(c)

(a)	Cost of sales incurred by the US operations during the three months ended September 26, 2010 decreased $6.0 million from cost of sales incurred by the US operations during the three months ended September 26, 2009. This decrease occurred primarily because of the cost-savings impact of prior-period production cutbacks, decreased feed ingredient purchases, and a $15.4 million aggregate net gain recognized on commodity derivative financial instruments during the current quarter. We did not participate in any derivative financial instrument transactions in the three months ended September 26, 2009. This favorable operating performance was partially offset by significantly higher feed ingredients costs during the current quarter as compared to the three months ended September 26, 2009 and insurance recovery proceeds totaling $20.6 million received in the three months ended September 26, 2009 related to a fire in the Mt. Pleasant, Texas protein conversion plant. Cost of sales incurred by the Mexico operations during the three months ended September 26, 2010 increased $5.1 million from cost of sales incurred by the Mexico operations during the three months ended September 26, 2009 primarily because of increased net sales and the increased currency exchange rate.
(b)	Operational restructuring charges recognized during the three months ended September 26, 2010 represented impairment expense recognized to reduce the carrying amounts of certain assets located in our closed processing facility in Dalton, Georgia to fair value and relocation expenses related to the integration with JBS USA. Operational restructuring charges recognized during the three months ended September 26, 2009 represented losses on egg sales and flock depletion at hatcheries and farms servicing operational processing plants.
(c)	Gross profit as a percent of net sales generated in the three months ended September 26, 2010 decreased 0.3 percentage point from gross profit as a percent of sales generated in the three months ended September 26, 2009 primarily because of significantly higher feed ingredients costs and the insurance recovery mentioned above. Gross profit performance in the current quarter was aided by the cost-savings impact of improved plant performance as well as net gains generated on derivative financial instruments during the quarter.

Operating income. Operating income results decreased by $3.5 million, or 3.0%, from $116.7 million generated in the three months ended September 26, 2009 to $113.2 million generated in the three months ended September 26, 2010. The following tables provide operating income information.

	Three Months Ended September 26, 2010	Change from Three Months Ended September 26, 2009
Source		Amount	Percent
	(In thousands, except percent data)
United States	$85,677	$(28,707)	-25.1%
Mexico	27,527	25,246	1106.8%

Total operating income	$113,204	$(3,461)	-3.0%

	Three Months Ended September 26, 2010	Change from Three Months Ended September 26, 2009		Percent of Net Sales
				Three Months Ended September 26,
Components		Amount	Percent	2010	2009
Gross profit	$157,294	$(5,457)	-3.4%	9.1%	9.4%
SG&A expenses	45,096	(990)	-2.1%	2.6%	2.7	%(a)
Administrative restructuring charges	(1,006)	(1,006)	N/A	0.0%	0.0	%(b)

Operating income	$113,204	$(3,461)	-3.0%	6.6%	6.7	%(c)

(a)	Selling, general and administrative (“SG&A”) expenses recognized during the three months ended September 26, 2010 decreased 2.1% from SG&A expenses recognized during the three months ended September 26, 2009 primarily because reductions in employee compensation and related benefit costs resulting from restructuring actions taken in 2009 and 2010.
(b)	Administrative restructuring charges recognized during the three months ended September 26, 2010 represented severance costs related to the elimination of 88 non-production positions as part of the second phase of our integration with JBS USA, relocation expense related to the integration with JBS USA and favorable adjustments to incentive compensation and related excise taxes upon finalization of an incentive plan analysis. The Company did not recognize any administrative restructuring charges during the three months ended September 26, 2009.
(c)	Operating income as a percent of net sales incurred in the three months ended September 26, 2010 decreased 0.1 percentage points from operating income as a percent of net sales incurred in the three months ended September 26, 2009 primarily because of decreased gross profit partially offset by the positive impact of 2009 and 2010 restructuring actions on SG&A expenses.

Interest expense. Interest expense decreased 28.5% to $26.5 million recognized in the three months ended September 26, 2010 from $37.1 million recognized in the three months ended September 26, 2009 primarily because of decreased average borrowings and a decreased weighted average interest rate recognized in the three months ended September 26, 2010 as compared to the three months ended September 26, 2009. As a percent of net sales, interest expense recognized in the three months ended September 26, 2010 decreased to 1.5% from 2.1% recognized in the three months ended September 26, 2009.

Reorganization items. The Company did not recognize any reorganization costs in the three months ended September 26, 2010, which decreased from $21.9 million recognized in the three months ended September 26, 2009. Costs recognized in the three months ended September 26, 2009 primarily consisted of severance and other costs totaling $22.3 million related to post-petition facility closures and RIF actions. These costs were partially offset by the reduction of professional fees originally charged for post-petition reorganization services of $0.4 million.

Income taxes. The Company recognized income tax expense of $30.5 million for the three months ended September 26, 2010 compared to an income tax benefit of $24.8 million for the three months ended September 26, 2009. The income tax expense reported for the three months ended September 26, 2010 increased over the prior year primarily as a result of decreases in the release of valuation allowance and unrecognized tax benefits over the prior year.

Nine Months Ended September 26, 2010 Compared to the Nine Months Ended September 26, 2009

Net sales. Net sales generated in the nine months ended September 26, 2010 decreased $140.7 million, or 2.7%, from net sales generated in the nine months ended September 26, 2009. The following table provides net sales information:

	Nine Months Ended September 26, 2010	Change from Nine Months Ended September 26, 2009
Source		Amount	Percent
	(In thousands, except percent data)
United States	$4,607,775	$(230,128)	-4.8	%(a)
Mexico	462,561	89,400	24.0	%(b)

Total net sales	$5,070,336	$(140,728)	-2.7%

(a)	US sales generated in the nine months ended September 26, 2010 decreased 4.8% from US sales generated in the nine months ended September 26, 2009. Sales volume decreased 7.6% primarily because of previously announced production cutbacks, subsequent reorganization efforts, and reduced demand for table eggs and offal. Net revenue per pound sold increased 1.7% compared to the prior year primarily because of higher sales prices on export sales.
(b)	Mexico sales generated in the nine months ended September 26, 2010 increased 24.0% from Mexico sales generated in the nine months ended September 26, 2009. Sales volume increased 20.2% from the prior year because of increased demand.

Gross profit. Gross profit decreased by $65.2 million, or 16.0%, from $407.0 million generated in the nine months ended September 26, 2009 to $341.8 million generated in the nine months ended September 26, 2010. The following table provides gross profit information.

	Nine Months Ended September 26, 2010	Change from		Percent of Net Sales
		Nine Months Ended September 26, 2009		Nine Months Ended September 26,
Components		Amount	Percent	2010	2009
Net sales	$5,070,336	$(140,728)	-2.7%	100.0%	100.0%
Cost of sales	4,726,007	(65,623)	-1.4%	93.2%	92.0	%(a)
Operational restructuring charges	2,525	(9,939)	N/A	0.1%	0.2%

Gross profit	$341,804	$(65,166)	-16.0%	6.7%	7.8	%(b)

(a)	Cost of sales incurred by the US operations during the nine months ended September 26, 2010 decreased $128.8 million from cost of sales incurred by the US operations during the nine months ended September 26, 2009. This decrease occurred primarily because of the cost-savings impact of prior-period production cutbacks, decreased feed ingredient purchases and a $6.4 million aggregate net gain recognized on commodity derivative financial instruments during the current year. We did not participate in any derivative financial instrument transactions in the nine months ended September 26, 2009. This favorable operating performance was partially offset by higher feed ingredients costs recognized during the nine months ended September 26, 2010 as compared to the nine months ended September 26, 2009 and insurance recovery proceeds totaling $44.6 million received in the nine months ended September 26, 2009 related to a fire in the Mt. Pleasant, Texas protein conversion plant. Cost of sales incurred by the Mexico operations during the nine months ended September 26, 2010 increased $63.2 million from cost of sales incurred by the Mexico operations during the nine months ended September 26, 2009 primarily because of increased net sales and the increased currency exchange rate.
(b)	Operational restructuring charges recognized during the nine months ended September 26, 2010 represented impairment expense recognized to reduce the carrying amounts of certain assets located at our closed processing facility in Dalton, Georgia to fair value and relocation expenses related to the integration with JBS USA. Operational restructuring charges recognized during the nine months ended September 26, 2009 represented losses on egg sales and flock depletion at hatcheries and farms servicing operational processing plants.
(c)	Gross profit as a percent of net sales generated in the nine months ended September 26, 2010 decreased 1.1 percentage points from gross profit as a percent of sales generated in the nine months ended September 26, 2009 primarily because of higher feed ingredients costs and the insurance recovery mentioned above. Gross profit performance in the nine months ended September 26, 2010 was aided by the cost-savings impact of improved plant performance as well as net gains generated on derivative financial instruments.

Operating income. Operating income results decreased by $112.8 million, or 46.0%, from $245.5 million generated in the nine months ended September 26, 2009 to $132.7 million generated in the nine months ended September 26, 2010. The following tables provide operating income information.

	Nine Months Ended September 26, 2010	Change from Nine Months Ended September 26, 2009
Source		Amount	Percent
	(In thousands, except percent data)
United States	$72,945	$(137,527)	-65.3%
Mexico	59,749	24,680	70.4%

Total operating income	$132,694	$(112,847)	-46.0%

				Percent of Net Sales
	Nine Months Ended September 26, 2010	Change from Nine Months Ended September 26, 2009		Nine Months Ended September 26,
Components		Amount	Percent	2010	2009
Gross profit	$341,804	$(65,166)	-16.0%	6.7%	7.8%
SG&A expenses	157,415	(4,449)	-2.7%	3.1%	3.1	%(a)
Administrative restructuring charges	51,695	52,130	-11983.9%	1.0%	0.0	%(b)

Operating income	$132,694	$(112,847)	-46.0%	2.6%	4.7	%(c)

(a)	SG&A expenses recognized during the nine months ended September 26, 2010 decreased 2.7% from SG&A expenses recognized during the nine months ended September 26, 2009 primarily because of reductions in employee compensation and related benefit costs resulting from restructuring actions taken in 2009 and 2010.
(b)	Administrative restructuring charges recognized during the nine months ended September 26, 2010 represented severance costs related to the elimination of 420 non-production positions as part of the first and second phases of our integration with JBS USA, change-in-control payments to certain terminated executives and other key employees, impairment expense recognized to reduce the carrying amounts of administrative campuses in Pittsburg, Texas and Atlanta, Georgia to fair value, relocation expense related to the integration with JBS USA and losses incurred on the sale of excess maintenance, repair and operating supplies inventories gathered from plants and complexes that are currently operating. We recognized an administrative restructuring credit of $0.4 million in the nine months ended September 26, 2009 related to the elimination of accrued severance at the culmination of the related exit or disposal period.
(c)	Operating income as a percent of net sales incurred in the nine months ended September 26, 2010 decreased 2.1 percentage points from operating income as a percent of net sales incurred in the nine months ended September 26, 2009 primarily because of decreased gross profit partially offset by the positive impact of 2009 and 2010 restructuring actions on SG&A expenses.

Interest expense. Interest expense decreased 33.8% to $81.0 million recognized in the nine months ended September 26, 2010 from $122.4 million recognized in the nine months ended September 26, 2009 primarily because of decreased average borrowings and a decreased weighted average interest rate recognized in the nine months ended September 26, 2010 as compared to the nine months ended September 26, 2009. As a percent of net sales, interest expense recognized in the nine months ended September 26, 2010 decreased to 1.6% from 2.3% recognized in the nine months ended September 26, 2009.

Reorganization items. Net reorganization costs decreased 75.0% to $18.5 million recognized in the nine months ended September 26, 2010 from $74.0 million recognized in the nine months ended September 26, 2009. Costs recognized in the nine months ended September 26, 2010 primarily included (i) costs totaling $17.7 million associated with the elimination of unamortized capitalized finance charges related to the BMO Credit Facility (defined below), the CoBank Credit Facility (defined below), the 7 5/8% Senior Notes due 2015 and the 8 3/8% Senior Subordinated Notes due 2017, (ii) professional fees totaling $2.8 million charged for post-petition reorganization services and (iii) severance and other costs totaling $2.1 million related to post-petition facility closures and RIF actions. These costs were partially offset by the recognition of a previously unrealized $4.1 million gain on a derivative financial instrument designated as a cash flow hedge that was related to the Company’s extinguished public debt. Costs recognized in the nine months ended September 26, 2009 primarily included (i) professional fees totaling $29.1 million charged for post-petition reorganization services, (ii) finance costs totaling $4.5 million related to the DIP Credit Agreement and (iii) severance and other costs totaling $56.3 million related to post-petition facility closures and RIF actions. These costs were partially offset by the recognition of a net gain on asset disposal of $15.9 million.

Income taxes. The Company recognized an income tax benefit of $4.3 million for the nine months ended September 26, 2010 compared to an income tax benefit of $21.9 million for the nine months ended September 26, 2009. The income tax benefit for the nine months ended September 26, 2010 decreased over the prior year primarily as a result of decreases in the release of valuation allowance and unrecognized tax benefits over the prior year.

Liquidity and Capital Resources

The following table presents our available sources of liquidity as of September 26, 2010:

Source of Liquidity	Facility Amount	Amount Outstanding	Available
	(In millions)
Cash and cash equivalents	$—	$—	$46.2
Investments in available-for-sale securities	—	—	8.8
Debt facilities:
Exit Credit Agreement	600.0	111.7	447.5	(a)
ING Credit Facility	44.0	—	44.0

(a)	Actual borrowings by the Company under the Exit Credit Agreement are subject to a borrowing base, which is a formula based on certain eligible inventory and eligible receivables. The borrowing base at September 26, 2010 was $600.0 million. Availability under the Exit Credit Agreement is also reduced by the Company’s outstanding standby letters of credit. Standby letters of credit outstanding at September 26, 2010 totaled $40.8 million.

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

On the Effective Date, the Company used the proceeds received from the sale of the common stock of Reorganized PPC to JBS USA to repay indebtedness under the Unsecured Notes totaling $651.9 million. The Plan contemplated that the Unsecured Notes issued under the Company’s outstanding indentures would be reinstated unless and to the extent a holder of the notes elected to receive a cash payment equal to the principal amounts of the notes plus unpaid interest that had accrued pre-petition with interest accruing on such unpaid interest at the default contract rate through the Effective Date, and the accrued unpaid post-petition interest on the principal amount of the notes at the non-default contract rate through the Effective Date. Based on the holders of the Unsecured Notes making cash elections, $5.1 million aggregate principal amount of the Unsecured Notes were reinstated on the Effective Date. In connection with the Plan, all other holders of allowed claims will be paid in full unless otherwise agreed by the applicable holder.

ING Credit Agreement. On September 25, 2006, a subsidiary of the Company, Avícola Pilgrim’s Pride de México, S. de R.L. de C.V. (the “Mexico Borrower”), entered into a secured revolving credit agreement (the “ING Credit Agreement”) with ING Capital, LLC, as agent (the “Mexico Agent”) and the lenders party thereto (the “Mexico Lenders”). The ING Credit Agreement has a final maturity date of September 25, 2011 and a revolving commitment of 557.4 million Mexican pesos, a US dollar-equivalent of $44.0 million at September 26, 2010. There were no outstanding borrowings under the ING Credit Agreement at September 26, 2010.

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

The ING Credit Agreement requires the Company to make a mandatory prepayment of the revolving loans, in an aggregate amount equal to 100.0% of the net cash proceeds received by any Mexican subsidiary of the Company (a “Mexico Subsidiary”), as applicable, in excess of thresholds specified in the ING Credit Agreement (i) from the occurrence of certain asset sales by the Mexico Subsidiaries; (ii) from the occurrence of any casualty or other insured damage to, or any taking under power of eminent domain or by condemnation or similar proceedings of, any property or asset of any Mexico Subsidiary; or (iii) from the incurrence of certain indebtedness by a Mexico Subsidiary. Any such mandatory prepayments will permanently reduce the amount of the commitment under the ING Credit Agreement. The Mexico Subsidiaries have pledged substantially all of their receivables, inventory, and equipment and certain fixed assets. The Mexico subsidiaries were excluded from the US bankruptcy proceedings.

Exit Credit Facility. Upon exiting from bankruptcy on December 28, 2009, the Company and certain of its subsidiaries, including To-Ricos, Ltd. and To-Ricos Distribution, Ltd. (together, the To-Ricos Borrowers”), entered into the Exit Credit Facility, which provides for an aggregate commitment of $1.75 billion consisting of (i) a revolving loan commitment of $600.0 million, (ii) a Term A loans commitment of $375.0 million and (iii) a Term B loans commitment of $775.0 million. The revolving loan commitment and the Term A loans will mature on December 28, 2012. Term B loans will mature on December 28, 2014.

On September 26, 2010, $350.0 million under the Term A loans commitment, $775.0 million under the Term B loans commitment and $111.7 million under the revolving loan commitment were outstanding. On December 28, 2009, the Company also paid loan costs totaling $50.0 million related to the Exit Credit Facility that it recognized as an asset on its balance sheet. The Company amortizes these capitalized costs to expense over the life of the Exit Credit Facility.

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

Actual borrowings by the Company under the Exit Credit Facility are subject to a borrowing base, which is a formula based on certain eligible inventory, eligible receivables and restricted cash under the control of CoBank ACB, as administrative agent under the Exit Credit Facility. The borrowing base formula is reduced by the sum of (i) inventory reserves, (ii) rent and collateral access reserves, and (iii) any amount more than 15 days past due that is owed by the Company or its subsidiaries to any person on account of the purchase price of agricultural products or services (including poultry and livestock) if that person is entitled to any grower’s or producer’s lien or other security arrangement. Revolving loan availability under the borrowing base is also limited to an aggregate of $25.0 million with respect to the To-Ricos Borrowers. As of September 26, 2010, the applicable borrowing base was $600.0 million, the amount available for borrowing under the revolving loan commitment was $447.5 million and outstanding borrowings and letters of credit under the revolving loan commitment totaled $152.5 million.

The Exit Credit Facility provides that the Company may not incur capital expenditures in excess of $225.0 million in fiscal year 2010, $275.0 million in fiscal year 2011 and $350.0 million per fiscal year thereafter. The Company must also maintain a minimum fixed charge coverage ratio and a minimum level of tangible net worth and may not exceed a maximum leverage ratio. For the remainder of 2010 and during 2011, the Company must maintain compliance with these covenants at the following levels:

Minimum fixed charge coverage ratio(a)	At least 1.20

Maximum leverage ratio(b)	No greater than 3.00

Minimum consolidated tangible net worth(c)	At least $656.1 million plus 50.0% of the cumulative net income (excluding any losses) of the Company and its subsidiaries from the Effective Date through the date of calculation

(a)	Fixed charge coverage ratio means the ratio of (a) EBITDA, as adjusted, minus the unfinanced portion of capital expenditures, minus taxes paid in cash, in each case for the period of eight consecutive fiscal quarters ending as of such date; to (b) Fixed Charges as of such date, all calculated for the Company on a consolidated basis. EBITDA, as adjusted, means (a) net income (loss) for such period plus interest, taxes, depreciation and amortization, plus (b) cash (if taken in connection with or during the bankruptcy of the Company) and non-cash tangible and intangible asset impairment charges, lease termination costs, severance costs, facility shutdown costs, and other related restructuring charges for such period related to a permanent reduction in capacity, plant or facility closures/cut-backs or a significant reconfiguration of a plant or facility and extraordinary, unusual or non-recurring non-cash charges or losses (other than for write-down or write-off of inventory); minus (c) any extraordinary, unusual or nonrecurring income or gains. Fixed Charges means (a) all amounts that are required to be paid by the Company during an eight fiscal quarter period for scheduled principal payments on indebtedness and capital lease obligations; plus (b) all amounts that were paid in cash by the Company during the preceding eight fiscal quarter period in respect of interest, dividends, contributions to certain employee pension benefit plans and non-cancellable operating lease payments.

(b)	Leverage ratio means the ratio of (a) Total Indebtedness on such date to (b) EBITDA, as adjusted, during the preceding four consecutive fiscal quarters. Total Indebtedness means the aggregate principal amount of all (i) borrowed money and capital lease obligations, (ii) deposits or advances owed by the Company, (iii) obligations evidenced by bonds, debentures, notes or similar instruments, (iv) obligations under conditional sale or other title retention agreements, (iv) obligations related to the deferred purchase price of property or services, (v) all indebtedness of others secured by liens on property of the Company, (vi) guarantor obligations, (vi) obligations in respect of letters of credit, letters of guaranty, bankers’ acceptances and liquidated earn-outs and (vii) any other off-balance sheet liability, each to the extent required to be reflected in the Liabilities section of our consolidated balance sheets.

(c)	Consolidated tangible net worth means shareholders’ equity, minus intangible assets.

We are currently in compliance with these covenants. However, chicken prices, commodity prices, access to export markets and other factors could affect our ability to maintain compliance with these covenants. In order to continue to meet the covenants, gross profit will have to improve over the results we experienced in the nine months ended September 26, 2010 or management will have to initiate additional cost-cutting or restructuring activities.

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

Historical Flow of Funds

Cash provided by operating activities was $22.3 million for the nine months ended September 26, 2010 and cash provided by operating activities was $184.6 million for the nine months ended September 26, 2009. The deterioration in cash flows from operating activities was primarily the result of unfavorable changes in net working capital in the nine months ended September 26, 2010 compared to the nine months ended September 26, 2009.

Our working capital position increased $162.7 million to a surplus of $821.1 million and a current ratio of 2.21 at September 26, 2010 compared with a surplus of $658.4 million and a current ratio of 1.77 at December 27, 2009 primarily because of a significant increase in current maturities of long-term debt, the reclassification of pre-petition obligations from long-term to current upon the Company’s emergence from bankruptcy, and the other working capital changes discussed below.

Trade accounts and other receivables increased $43.3 million, or 13.9%, to $354.8 million at September 26, 2010 from $311.5 million at December 27, 2009. This increase resulted primarily from anticipated higher sales in September 2010 as compared to December 2009 because of the summer grilling season.

Inventories increased $169.8 million, or 22.9%, to $910.6 million at September 26, 2010 from $740.8 million at December 27, 2009. This increase resulted primarily because inventories of leg quarters were higher due to both increased production and the ban of US poultry products by Russia.

Prepaid expenses and other current assets, including assets held for sale, increased $85.5 million, or 229.4%, to $122.7 million at September 26, 2010 from $37.2 million at December 27, 2009. This increase resulted primarily from the recognition of processing plants in Dalton, Georgia, Bossier City, Louisiana and Siler City, North Carolina, administrative offices in Pittsburg, Texas and Atlanta, Georgia, distribution centers in Shreveport, Louisiana and El Paso, Texas, a feed mill in Cartersville, Georgia, various breeder and/or broiler farms in Camp County, Texas and Douglas, Georgia, a research farm in Pittsboro, North Carolina, certain undeveloped land in Titus County, Texas and a lake marina in Camp County, Texas as assets held for sale, the Company’s renewed derivative financial instruments trading activity and increased prepaid grain to be delivered via barge.

Accounts payable increased $93.8 million, or 47.7%, to $290.5 million at September 26, 2010 from $196.7 million at December 27, 2009 because the Company was able to transact more credit purchases during September 2010 than it could during December 2009. During the three months ended December 27, 2009, many vendors demanded cash on delivery because the Company had not yet emerged from bankruptcy.

Accrued expenses decreased $124.3 million, or 31.0%, to $276.5 million at September 26, 2010 from $400.8 million at December 27, 2009. This decrease resulted from the payment of accrued interest related to pre-petition borrowings extinguished on December 28, 2009, the settlement of the donning and doffing litigation which received final approval in 2010 and payment of accrued incentive compensation in January 2010.

Cash used in investing activities totaled $97.2 million for the nine months ended September 26, 2010 and cash provided by investing activities was $25.9 million for the nine months ended September 26, 2009. Capital expenditures of $109.0 million and $59.2 million for the nine months ended September 26, 2010 and September 26, 2009, respectively, were primarily incurred for the routine replacement of equipment and to improve efficiencies and reduce costs. Capital expenditures for 2010 are expected to be incurred to increase certain production capacity, improve efficiencies, reduce costs and for the routine replacement of equipment and cannot exceed $225 million under the terms of the Exit Credit Facility. Cash was used to purchase investment securities totaling $9.4 million and $14.3 million in the nine months ended September 26, 2010 and September 26, 2009, respectively. Cash proceeds received in the nine months ended September 26, 2010 and September 26, 2009 from the sale or maturity of investment securities totaled $9.6 million and $14.4 million, respectively. Cash proceeds received from property disposals for the nine months ended September 26, 2010 and September 26, 2009 totaled $11.6 million and $85.0 million, respectively.

Cash used in financing activities totaled $113.8 million for the nine months ended September 26, 2010 and $18.3 million for the nine months ended September 26, 2009. Cash proceeds received in the nine months ended September 26, 2009 from borrowings under the DIP Credit Agreement totaled $196.1 million. Cash was used to repay borrowings under the DIP Credit Agreement totaling $297.3 million in the nine months ended September 26, 2009. Cash proceeds received in the nine months ended September 26, 2010 and September 26, 2009 from long-term debt totaled $1,652.7 million and $5.2 million, respectively. Cash was used to repay long-term debt totaling $2,508.5 million and $25.2 million in the nine months ended September 26, 2010 and September 26, 2009, respectively. Cash proceeds received in the nine months ended September 26, 2010 from the sale of common stock totaled $800.0 million. Cash proceeds received in the nine months ended September 26, 2009 because of an increase in outstanding cash management obligations totaled $104.1 million. Cash was used to pay capitalized loan costs totaling $50.0 million in the nine months ended September 26, 2010. Cash used to purchase the remaining interest in a subsidiary we did not already own totaled $7.6 million in the nine months ended September 26, 2010. Cash was used for other financing activities totaling $0.4 million and $1.2 million in the nine months ended September 26, 2010 and September 26, 2009, respectively.

Contractual obligations at September 26, 2010 were as follows:

	Payments Due By Period
Contractual Obligations(e)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Long-term debt(a)	$1,240,597	$75,000	$511,700	$650,380	$3,517
Interest(b)	275,520	77,411	131,642	65,402	1,065
Capital leases(c)	1,364	355	232	277	500
Operating leases	50,531	28,060	21,536	935	—
Derivative liabilities	7,227	7,227	—	—	—
Purchase obligations(d)	102,280	99,600	2,680	—	—

Total	$1,677,519	$287,653	$667,790	$716,994	$5,082

(a)	Long-term debt excludes $40.8 million in letters of credit outstanding related to normal business transactions. Pursuant to our Exit Credit Facility, following the end of each fiscal year, 75.0% of our cash flow (or 50.0% of our cash flow if the aggregate outstanding principal amount of the Term B loans is $400.0 million or less) must be used to repay outstanding principal amounts under the Term A and Term B loans.
(b)	Interest obligations in the table above assume the continuation of interest rates and outstanding borrowings under our credit facilities as of September 26, 2010.
(c)	Payments of capital leases in the table above include associated interest payments.
(d)	Includes agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction.
(e)	The total amount of PPC’s unrecognized tax benefits at September 26, 2010 was $24.5 million. We did not include this amount in the contractual obligations table above as reasonable estimates cannot be made at this time of the amounts or timing of future cash outflows.

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

On December 28, 2009, the Company adopted a portion of ASU 2010-06, Improving Disclosures about Fair Value Measurements, which provides amendments to ASC Subtopic 820-10 that require new disclosures regarding transfers in and out of Level 1 and Level 2 fair value measurements. ASU 2010-06 also clarifies existing disclosures regarding (i) the level of asset and liability disaggregation and (ii) fair value measurement inputs and valuation techniques. The adoption of the subject guidance under ASC Subtopic 820-10 did not have a material impact on the Company’s consolidated financial statements. ASU 2010-06 also provides amendments to ASC Subtopic 820-10 that will require new disclosures regarding activity in Level 3 fair value measurements. The new disclosures regarding activity in Level 3 fair value measurements will be applied effective December 27, 2010. The Company does not expect the adoption of the subject guidance under ASC 820-10 will have a material impact on its consolidated financial statements.

Critical Accounting Policies

During the nine months ended September 26, 2010, (i) we did not change any of our existing critical accounting policies, (ii) no existing accounting policies became critical accounting policies because of an increase in the materiality of associated transactions or changes in the circumstances to which associated judgments and estimates relate, and (iii) there were no significant changes in the manner in which critical accounting policies were applied or in which related judgments and estimates were developed.

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

Market risk is estimated as a hypothetical 10.0% increase in the weighted-average cost of our primary feed ingredients as of September 26, 2010. Based on our feed consumption during the nine months ended September 26, 2010, such an increase would have resulted in an increase to cost of sales of $169.2 million. A 10.0% change in ending feed ingredients inventories at September 26, 2010 would be $7.6 million, excluding any potential impact on the production costs of our chicken inventories.

The Company purchases derivative financial instruments, specifically exchange-traded futures and options, in an attempt to mitigate price risk related to its anticipated consumption of commodity inputs for periods up to 12 months. As of September 26, 2010, the Company had long derivative positions in place covering 15.9% and 2.0% of anticipated corn and soybean meal needs, respectively, through September 2011. A 10.0% change in corn and soybean meal prices on September 26, 2010 would have resulted in a $1.1 million change in the fair value of our net commodity derivative asset position as of that date.

Interest Rates

Our earnings are affected by changes in interest rates due to the impact those changes have on our variable-rate debt instruments and the fair value of our fixed-rate debt instruments. Our variable-rate debt instruments represented 72.6% of our long-term debt at September 26, 2010. Holding other variables constant, including levels of indebtedness, a 25-basis-points increase in interest rates applied to our variable-rate long-term debt would have increased interest expense recognized in the nine months ended September 26, 2010 by $1.7 million. These amounts are determined by considering the impact of the hypothetical interest rates on our variable-rate long-term debt at September 26, 2010. Holding other variables constant, including levels of indebtedness, a 25-basis-points decrease in interest rates applied to our fixed-rate long-term debt would have increased the fair value on that long-term debt as of September 26, 2010 by $9.2 million. These amounts are determined by considering the impact of the hypothetical interest rates on our fixed-rate long-term debt at September 26, 2010.

Investments at September 26, 2010 were primarily comprised of corporate equity securities and both US corporate and municipal debt securities. Market risk related to our investments is not significant.

Foreign Currency

Our earnings are also affected by foreign currency exchange rate fluctuations related to the Mexican peso net monetary position of our Mexican subsidiaries. We manage this exposure primarily by attempting to minimize our Mexican peso net monetary position. We are also exposed to the effect of potential currency exchange rate fluctuations to the extent that amounts are repatriated from Mexico to the US. As of September 26, 2010, we anticipate that the cash flows of our Mexico subsidiaries will be reinvested in our Mexico operations. In addition, the Mexican peso exchange rate can directly and indirectly impact our financial condition and results of operations in several ways, including potential economic recession in Mexico because of devaluation of their currency. The impact on our financial position and results of operations resulting from a hypothetical change in the exchange rate between the US dollar and the Mexican peso cannot be reasonably estimated. Foreign currency exchange gains (losses), representing the change in the US dollar value of the net monetary assets of our Mexican subsidiaries denominated in Mexican pesos, were a loss of $0.9 million and a gain of $0.2 million in the nine months ended September 26, 2010 and September 26, 2009, respectively. The average exchange rates for the nine months ended September 26, 2010 and September 26, 2009 were 12.74 Mexican pesos to one US dollar and 13.66 Mexican pesos to one US dollar, respectively. No assurance can be given as to how future movements in the Mexican peso could affect our future financial condition or results of operations.

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

•	Competitive factors and pricing pressures or the loss of one or more of our largest customers;

•	Currency exchange rate fluctuations, trade barriers, exchange controls, expropriation and other risks associated with foreign operations;

•	Our ability to re-open our idled facilities in the manner and on the time schedule planned due to, among other things, our dependence on commodity prices and economic conditions;

•	Disruptions in international markets and distribution channels, including the anti-dumping and countervailing duty proceeding in China; and

•	The impact of uncertainties of litigation as well as other risks described herein and under “Risk Factors” in our 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

As of September 26, 2010, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that information we are required to disclose in our reports filed with the Securities and Exchange Commission is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the evaluation described above, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, identified no change in the Company’s internal control over financial reporting that occurred during the nine months ended September 26, 2010 and that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On December 1, 2008, the Debtors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The cases are being jointly administered under Case No. 08-45664. Until the Effective Date, the Debtors operated their business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Debtors emerged from Chapter 11 on the Effective Date. The Company continues to work through the claims allowance process with respect to claims arising before the Effective Date. The Company will be responsible for payment to the extent those claims become allowed claims. See Note 1 to our financial statements included in this Quarterly Report for additional information on the Debtors’ Chapter 11 filings and proceedings.

Grower Claims and Proceedings

Cody Wheeler Settlements.

On July 1, 2002, three individuals, on behalf of themselves and a putative class of chicken growers, filed their original class action complaint against the Company in the United States District Court for the Eastern District of Texas, Texarkana Division, styled “Cody Wheeler, et al. v. Pilgrim’s Pride Corporation.” In their lawsuit, the plaintiffs initially alleged (a) that the Company violated sections 192(a)-(b) of the Packers and Stockyards Act of 1921, or the PSA, (b) breached grower contracts, and (c) various other extra-contractual and tort causes of action. The plaintiffs also brought individual actions for breach of contract, breach of fiduciary duties, and violations of the PSA. During the litigation, the district court dismissed certain claims and plaintiffs abandoned their class claims. In February 2010, the case was settled on mutually acceptable terms and the parties agreed not to disclose those terms.

Ricky Arnold et al. v. Pilgrim’s Pride Corp., et al.

On September 10, 2008, a lawsuit styled “Ricky Arnold, et al. v. Pilgrim’s Pride Corp., et al.” was filed against the Company and two Company representatives. In this lawsuit, filed in the Circuit Court of Van Buren County, Arkansas, nearly 100 contract poultry growers and their spouses assert claims of fraud and deceit, constructive fraud, fraud in the inducement, promissory estoppel, and violations of the Arkansas Livestock and Poultry Contract Protection Act relating to the Company’s idling of its Clinton, Arkansas processing plant. The total amount of damages sought by the contract poultry growers is unliquidated and unknown at this time. The Company filed a Notice of Suggestion of Bankruptcy. The Court has not issued an order in response to it. The plaintiffs filed proofs of claim in the Bankruptcy Court, and the Company filed objections to the proofs of claim. The plaintiffs in the Arnold case, and a number of other growers from the Clinton, Arkansas facility filed proofs of claim in the bankruptcy case. The Company anticipates that the Arnold case will be resolved as a part of the claim resolution process in the Bankruptcy Court. We express no opinion as to the likelihood of an unfavorable outcome or the amount or range of any possible loss to the Company.

Sheila Adams, et al. v. Pilgrim’s Pride Corporation.

On June 1, 2009, approximately 555 former and current independent contract broiler growers, their spouses and poultry farms filed an adversary proceeding against the Company in the Bankruptcy Court styled “Sheila Adams, et al. v. Pilgrim’s Pride Corporation.” In the adversary proceeding, the plaintiffs assert claims against the Company for: (1) violations of Sections 202(a), (b) and (e), 7 U.S.C. § 192 of the Packers and Stockyards Act, 1921 (the “PSA”); (2) intentional infliction of emotional distress; (3) violations of the Texas Deceptive Trade Practices Act (“DTPA”); (4) promissory estoppel; (5) simple fraud; and (6) fraud by non-disclosure. The plaintiffs also filed a motion to withdraw the reference of the adversary proceeding from the Bankruptcy Court to the Marshall Court. The motion was filed with the US District Court for the Northern District of Texas – Fort Worth Division (the “Fort Worth Court”). The Bankruptcy Court recommended the reference be withdrawn, but that the Fort Worth Court retain venue over the action to ensure against forum shopping. The Fort Worth Court granted the motion to withdraw the reference and consolidated this action with the City of Clinton proceeding described below. The Company filed a motion to dismiss the plaintiffs’ claims. The Fort Worth Court granted in part and denied in part the Company’s motion, dismissing the following claims and ordering the plaintiffs to file a motion to amend their lawsuit and re-plead their claims with further specificity or the claims would be dismissed with prejudice: (1) intentional infliction of emotional distress; (2) promissory estoppel; (3) simple fraud and fraudulent nondisclosure; and (4) DTPA claims with respect to growers from Oklahoma, Arkansas, and Louisiana. The plaintiffs filed a motion for leave to amend on October 7, 2009. plaintiffs’ motion for leave was granted and the plaintiffs filed their amended complaint on December 7, 2009. Subsequent to the Fort Worth Court granting in part and denying in part the Company’s motion to dismiss, the plaintiffs filed a motion to transfer venue of the proceeding from the Fort Worth Court to the Marshall Court. The Company filed a response to the motion, but the motion to transfer was granted on December 17, 2009. On December 29, 2009, the Company filed its answer to plaintiffs’ amended complaint with the Marshall Court. Recently, the Marshall Court established litigation deadlines. Bench trials are scheduled to begin June 14, 2011. The parties are currently engaged in discovery. The Company intends to defend vigorously against the merits of the plaintiffs’ claims. We express no opinion as to the likelihood of an unfavorable outcome or the amount or range of any possible loss to the Company.

City of Clinton, Arkansas.

On June 1, 2009, the City of Clinton, Arkansas filed an adversary proceeding against the Company in the Bankruptcy Court. In the proceeding, the City of Clinton alleges that the Company is liable for alleged violations of the PSA, for engaging in fraud and fraudulent nondisclosure, and under the promissory estoppel doctrine relating to the Company’s idling of its Clinton poultry processing plant. The City of Clinton alleges that it suffered $28,567,613.00 in damages relating to its construction of a wastewater facility to purify water discharged from the Company’s processing facility based on alleged representations made by Company representatives. The City of Clinton also seeks to recover unspecified exemplary damages, attorneys’ fees, pre- and post-judgment interest, and costs of court. The City of Clinton also filed a motion to withdraw the reference of the adversary proceeding from the Bankruptcy Court to the Marshall Court. The Bankruptcy Court recommended the reference be withdrawn, but that the Fort Worth Court retain venue over the action to ensure against forum shopping. The Fort Worth Court granted the motion to withdraw the reference and consolidated this action with the Shelia Adams proceeding described above. The Company filed a motion to dismiss the City of Clinton’s claims. The Fort Worth Court granted the Company’s motion to dismiss and ordered the City of Clinton to file a motion to amend its lawsuit and re-plead its claims with further specificity or the claims would be dismissed with prejudice. The City of Clinton filed a motion for leave to amend on September 30, 2009. The Company opposed the motion and on December 2, 2009, the Fort Worth Court ruled that the City of Clinton could not replead its claims and dismissed the claims with prejudice. On December 31, 2009, the City of Clinton filed its Notice of Appeal seeking to challenge the Fort Worth Court’s ruling. The parties concluded briefing the appeal. Oral argument before the United States Fifth Circuit Court of Appeals is scheduled for November 3, 2010. We express no opinion as to the likelihood of an unfavorable outcome or the amount or range of any possible loss to the Company.

Grower Proofs of Claim

Approximately 161 former independent contract broiler growers, their spouses and poultry farms filed proofs of claim against the Company relating to the idling of the Company’s El Dorado, Arkansas; Douglas, Georgia; Siler City and Sanford, North Carolina; and Athens, Alabama processing facilities. Eight of the growers also filed administrative claims against the Company. The growers’ claims include: (1) fraud; (2) fraudulent inducement; (3) violations of the Packers & Stockyards Act; (4) breach of fiduciary duty; (5) promissory estoppel; (6) equitable estoppel; (7) restitution; and (8) deceptive trade practices. The claims relate to the growers’ allegations that they were required to spend significant amounts improving their poultry farms in order to continue their contractual relationship with the Company and predecessor companies. On December 17, 2009, the Company filed objections to the proofs of claim and administrative claims. The parties have engaged in discovery. Since discovery commenced, the Company announced that it will reopen the Douglas, Georgia complex. Consequently, the Company circulated new poultry grower contracts with releases to those growers that own and/or operate poultry farms within or near Douglas, Georgia. Because numerous growers signed the poultry grower agreement that contained the release of their claims, approximately 133 of the 161 growers in this consolidated claims administration proceeding withdrew their proofs of claim and motions for administrative expense claims. There are currently approximately 48 growers in this proceeding. The Company intends to defend vigorously against the merits of the growers’ claims. We express no opinion as to the likelihood of an unfavorable outcome or the amount or range of any possible loss to the Company.

Numerous former independent contract growers located in the Company’s Clinton, Arkansas complex filed proofs of claim against the Company relating to the Arnold litigation referenced above. The claims include: (1) fraud and deceit; (2) constructive fraud; (3) fraud in the inducement; (4) promissory estoppel; (5) a request for declaratory relief; and (6) violations of the Arkansas Livestock and Poultry Contract Protection Act, and relate to the growers’ allegations that they were required to spend significant amounts improving their poultry farms in order to continue their contractual relationship with the Company and predecessor companies prior to the Company idling its Clinton processing facility. Most of the growers in this consolidated claims administration proceeding were named plaintiffs in the case styled, “Ricky Arnold, et al. v. Pilgrim’s Pride Corporation, et al.” discussed above. On November 30, 2009, the Company filed objections to the proofs of claim. On August 2, 2010, the Company filed numerous motions for summary judgment requesting the Bankruptcy Court to dismiss each grower’s causes of action against the Company. In response to the dispositive motions, the growers conceded that their numerous fraud and statutory claims lacked merit; consequently, the parties recently submitted agreed orders dismissing these claims with prejudice. The sole remaining cause of action alleged by the growers against the Company is promissory estoppel. A hearing as to the viability of this claim has not yet been scheduled. The Company intends to defend vigorously against the merits of the growers’ claims. We express no opinion as to the likelihood of an unfavorable outcome or the amount or range of any possible loss to the Company.

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

On August 17, 2010, the Court issued its Memorandum Opinion and Order on the motion to dismiss, granting in part and denying in part, the defendants’ motion. The Court dismissed without prejudice the plaintiffs’ claims alleging securities fraud under Section 10(b) of the Exchange Act and Rule 10b-5 and for controlling person liability under Section 20(a) of the Exchange Act. The Court denied defendants’ motion to dismiss with respect to the plaintiffs’ claim for negligent misrepresentation under Section 11 of the Securities Act and for controlling person liability under Section 15 of the Securities Act. The plaintiffs were granted leave to amend their complaint but elected not to do so. The defendants have until November 17, 2010 to file another motion to dismiss. The plaintiffs’ deadline to file a responsive brief is currently set for December 17, 2010, and the defendants have until January 14, 2011 to file a reply brief. No scheduling order is in place and no discovery has commenced in the case.

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

On October 9, 2009, David Simmons, Carla Simmons, Patty L. Funkhouser, and Dickie L. Funkhouser filed a putative class action, styled “Simmons et al v. Pilgrim, et al.,” Action No. 2:09-CV-121 (the “Simmons case”), against Lonnie A. Pilgrim, Lonnie Ken Pilgrim, Clifford Butler, O.B. Goolsby, Richard A. Cogdill, S. Key Coker, Blake D. Lovette, Vance C. Miller, James G. Vetter, Donald L. Wass, Charles L. Black, Linda Chavez, J. Clinton Rivers, Keith W. Hughes, Don Jackson, the Administrative Committee of the Pilgrim’s Pride Retirement Savings Plan, Renee DeBar, Jane Brookshire, Gerry Evenwel, the Prudential Retirement Insurance and Annuity Company, and other unnamed defendants in the US District Court for the Northern District of West Virginia, alleging that the fiduciaries breached their duties to the participants and beneficiaries by, among other things, amending the RSP, allowing imprudent investments in the Company’s common stock, failing to collect the Company’s delinquent employer contributions and failing to file unsecured and priority claims on behalf of the RSP or otherwise protect the rights of RSP participants in the Bankruptcy Court.

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

Tax Claims and Proceedings

The United States Department of Treasury, IRS has filed an amended proof of claim in the Bankruptcy Court pursuant to which the IRS asserts claims that total $74.7 million. The Company has filed in the Bankruptcy Court (i) an objection to the proofs of claims filed by the IRS in the Bankruptcy Case, and (ii) a motion requesting the Bankruptcy Court to determine the Company’s US federal tax liability pursuant to Sections 105 and 505 of the Bankruptcy Code. The objection and motion assert that the Company has no liability for the additional US federal taxes that have been asserted for pre-petition periods by the IRS. The IRS has responded in opposition to the Company’s objection and motion. On July 8, 2010, the Bankruptcy Court granted the Company’s unopposed motion requesting that the Bankruptcy Court abstain from determining the Company’s federal tax liability. As a result, the Company intends to work with the IRS through the normal processes and procedures that are available to all taxpayers outside of bankruptcy (including the United States Tax Court (“Tax Court”) proceedings discussed below) to resolve the IRS’ proofs of claim.

In connection with the amended proof of claim, on May 26, 2010, the Company filed a petition in Tax Court in response to a Notice of Deficiency that was issued to the Company as the successor in interest to Gold Kist. The Notice of Deficiency and the Tax Court proceeding relate to a loss that Gold Kist claimed for its tax year ended June 26, 2004. The matter is currently in the early stages of litigation.

On August 10, 2010, the Company filed two petitions in Tax Court. The first petition relates to three Notices of Deficiency that were issued to the Company with respect to the Company’s 2003, 2005 and 2007 tax years. The second petition relates to a Notice of Deficiency that was issued to the Company with respect to Gold Kist’s tax year ended June 30, 2005, and its short tax year ended September 30, 2005. Both cases are currently in the early stages of litigation.

The Company expresses no opinion as to the likelihood of an unfavorable outcome or the amount or range of any possible loss to the Company related to the above Tax Court cases.

The Notices of Deficiency and the Tax Court proceedings discussed above cover the same tax years and the same amounts that were asserted by the IRS in its proofs of claim that were filed in the Bankruptcy Court as noted above.

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

12	Computation of Ratio of Earnings to Fixed Charges.*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer of Pilgrim’s Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

32.2	Certification of Principal Financial Officer of Pilgrim’s Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

*	Filed herewith
†	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PILGRIM’S PRIDE CORPORATION

/S/ GARY D. TUCKER
Date: October 29, 2010	Gary D. Tucker
Principal Financial Officer

EXHIBIT INDEX

2.1	Agreement and Plan of Reorganization dated September 15, 1986, by and among Pilgrim’s Pride Corporation, a Texas corporation; Pilgrim’s Pride Corporation, a Delaware Corporation; and Doris Pilgrim Julian, Aubrey Hal Pilgrim, Paulette Pilgrim Rolston, Evanne Pilgrim, Lonnie “Bo” Pilgrim, Lonnie Ken Pilgrim, Greta Pilgrim Owens and Patrick Wayne Pilgrim (incorporate) by reference from Exhibit 2.1 to the Company’s Registration Statement on Form S-1 (No. 33-8805) effective November 14, 1986).

2.2	Agreement and Plan of Merger dated September 7, 2000 (incorporated by reference from Exhibit 2 of WLR Foods, Inc.’s Current Report on Form 8-K (No. 000-17060) dated September 28, 2000).

2.3	Agreement and Plan of Merger dated as of December 3, 2006, by and among the Company, Protein Acquisition Corporation, a wholly owned subsidiary of the Company, and Gold Kist Inc. (incorporated by reference from Exhibit 99.1(D)(1) to Amendment No. 11 to the Company’s Tender Offer Statement on Schedule TO filed on December 5, 2006).

2.4	Stock Purchase Agreement by and between the Company and JBS USA Holdings, Inc., dated September 16, 2009 (incorporated by reference from Exhibit 2.1 of the Company’s Current Report on Form 8-K filed September 18, 2009).

2.5	First Amendment to the Stock Purchase Agreement by and between the Company and JBS USA Holdings, Inc., dated December 28, 2009 (incorporated by reference from Exhibit 2.5 of the Company’s Annual Report on Form 10-K/A filed January 22, 2010).

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference from Exhibit 3.1 of the Company’s Form 8-A filed on December 28, 2009).

3.2	Amended and Restated Corporate Bylaws of the Company (incorporated by reference from Exhibit 3.2 of the Company’s Form 8-A filed on December 28, 2009).

4.1	Amended and Restated Certificate of Incorporation of the Company (included as Exhibit 3.1).

4.2	Amended and Restated Corporate Bylaws of the Company (included as Exhibit 3.2).

4.3	Stockholders Agreement dated December 28, 2009 between the Company and JBS USA Holdings, Inc. (incorporated by reference from Exhibit 4.1 to the Company’s Form 8-A filed on December 28, 2009).

4.4	Form of Common Stock Certificate (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 29, 2009).

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