Form 10-K
period 2010-12-26
PILGRIMS PRIDE CORP
filed 2011-02-11
CIK 802481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 26, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File number 1-9273

PILGRIM’S PRIDE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	75-1285071

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1770 Promontory Circle, Greeley, Colorado	80634-9038

(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (970) 506-8000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, Par Value $0.01	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

The aggregate market value of the Registrant’s Common Stock, $0.01 par value, held by non-affiliates of the Registrant as of June 27, 2010, was $347,373,396. For purposes of the foregoing calculation only, all directors, executive officers and 5% beneficial owners have been deemed affiliates.

Number of shares of the Registrant’s Common Stock outstanding as of February 11, 2011 was 214,281,914.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

PILGRIM’S PRIDE CORPORATION

FORM 10-K

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Report of Independent Registered Public Accounting Firm	99
Consolidated Balance Sheets as of December 26, 2010 and September 26, 2009	100
Consolidated Statements of Operations for the twelve months ended December 26, 2010, the three months ended December 27, 2009, the twelve months ended September 26, 2009 and the twelve months ended September 27, 2008	101
Consolidated Statements of Comprehensive Income (Loss) for the twelve months ended December 26, 2010, the three months ended December 27, 2009, the twelve months ended September 26, 2009 and the twelve months ended September 27, 2008	103
Consolidated Statements of Stockholders’ Equity for the twelve months ended December 26, 2010, the three months ended December 27, 2009, the twelve months ended September 26, 2009 and the twelve months ended September 27, 2008	104
Consolidated Statements of Cash Flows for the twelve months ended December 26, 2010, the three months ended December 27, 2009, the twelve months ended September 26, 2009 and the twelve months ended September 27, 2008	106
Notes to Consolidated Financial Statements	107
Schedule II—Valuation and Qualifying Accounts for the twelve months ended December 26, 2010, the three months ended December 27, 2009, the twelve months ended September 26, 2009 and the twelve months ended September 27, 2008	163

PART I

Item 1.    Business

Company Overview

Pilgrim’s Pride Corporation (referred to herein as “Pilgrim’s,” “PPC,” “the Company,” “we,” “us,” “our,” or similar terms) is the second-largest chicken producer in the world with operations in the United States (“US”), Mexico and Puerto Rico. We are primarily engaged in the production, processing, marketing and distribution of fresh, frozen and value-added chicken products to retailers, distributors and foodservice operators. We employ approximately 42,300 people and have the capacity to process more than 38 million birds per week for a total of more than 10.3 billion pounds of live chicken annually. In 2010, we generated $6.9 billion in total revenue, and produced 7.7 billion pounds of chicken products.

In December 2009, we adopted Amended and Restated Corporate Bylaws (the “Restated Bylaws”), which changed our fiscal year end from the Saturday nearest September 30 of each year to the last Sunday in December of each year. This change aligns our reporting cycle with the fiscal calendar of our majority stockholder, JBS USA Holdings, Inc. (“JBS USA”). The change was effective for our 2010 fiscal year, which began December 28, 2009 and ended December 26, 2010 and resulted in an approximate three-month transition period which began September 27, 2009 and ended December 27, 2009 (the “Transition Period”). We now operate on the basis of a 52/53-week fiscal year that ends on the Sunday falling on or before December 31. The reader should assume any reference we make to a particular year (for example, 2010) in this report applies to our fiscal year and not the calendar year.

In January 2007, we completed the acquisition of Gold Kist Inc. (“Gold Kist”), which we refer to as the Gold Kist acquisition. Gold Kist operated a fully-integrated chicken production business that included live production, processing, marketing and distribution. This acquisition positioned us as one of the largest chicken companies in the US, and that position provided us with opportunities to expand our geographic reach and customer base and further pursue value-added and prepared chicken opportunities.

We have a broad geographic reach and we offer our diverse customer base a balanced portfolio of fresh and prepared chicken products. We have consistently provided our customers with high quality products and service with a focus on delivering higher-value, higher-margin, prepared food products. As such we have become a valuable partner to our customers and a recognized industry leader. Our sales efforts are largely targeted towards the foodservice industry, principally chain restaurants and food processors such as Yum! Brands®, Burger King®, Wendy’s®, Chick-fil-A® and retail customers including grocery store chains and wholesale clubs such as Kroger®, Wal-Mart®, Costco®, Publix® and Sam’s Club®. We also export products to customers in approximately 95 countries, including Mexico, Russia and China.

Mexico represented approximately 9.4% of our net sales in 2010. We are the second-largest producer and seller of chicken in Mexico and are one of the lower-cost producers of chicken in the country. While the market for chicken products in Mexico is less developed than in the US, with sales attributed to fewer, more basic products, we have been successful in differentiating our products through high-quality client service and product improvements such as dry-air chilled, eviscerated products. Additionally, we are an important player in the live market, which accounts for 30% of the chicken sales in Mexico. We believe that Mexican supermarket chains consider us one of the leaders in innovation for fresh products. Our strategy is to capitalize on this trend through our vast US experience in products, quality and our well-known service.

Our primary product types are fresh chicken products, prepared chicken products and export chicken products. We sell our fresh chicken products to the foodservice and retail markets. Our fresh chicken products consist of refrigerated (non-frozen) whole or cut-up chicken, either pre-marinated or non-marinated and prepackaged case-ready chicken. Our case-ready chicken includes various combinations of freshly refrigerated, whole chickens and chicken parts in trays, bags or other consumer packs labeled and priced ready for the retail grocer’s fresh meat counter. Our fresh chicken sales in 2010 accounted for 49.9% of our total US chicken sales.

We also sell prepared chicken products, including portion-controlled breast fillets, tenderloins and strips, delicatessen products, salads, formed nuggets and patties and bone-in chicken parts. These products are sold either refrigerated or frozen and may be fully cooked, partially cooked or raw. In addition, these products are breaded or non-breaded and either pre-marinated or non-marinated. Our prepared chicken products sales in 2010 accounted for 39.9% of our total US chicken sales.

Export and other chicken products primarily consist of whole chickens and chicken parts sold mostly in bulk, non-branded form either refrigerated to distributors in the US or frozen for distribution to export markets. In the US, prices of these products are negotiated daily or weekly and are generally related to market prices quoted by the US Department of Agriculture (“USDA”) or other public price reporting services. We sell US-produced chicken products for export to Eastern Europe (including Russia), the Far East (including China), Mexico and other world markets.

Our primary end markets consist of the foodservice and retail channels, as well as selected export markets. The foodservice market principally consists of chain restaurants, food processors, broad-line distributors and certain other institutions located throughout the continental US. We supply chicken products ranging from portion-controlled refrigerated chicken parts to fully-cooked and frozen, breaded or non-breaded chicken parts or formed products.

Our categories within foodservice include frozen, fresh and corporate accounts. Fresh and frozen chicken products are usually pre-cut to customer specifications and are often marinated to enhance value and product differentiation. Corporate accounts include further-

processed and value-added products supplied to select foodservice customers improving their ability to manage product consistency and quality in a cost efficient manner. We believe we are positioned to be the primary or secondary supplier to national and international chain restaurants who require multiple suppliers of chicken products. Additionally, we believe we are well suited to be the sole supplier for many regional chain restaurants. Regional chain restaurants often offer better margin opportunities and a growing base of business. We believe we have operational strengths in terms of full-line product capabilities, high-volume production capacities, research and development expertise and extensive distribution and marketing experience relative to smaller and non-vertically integrated producers. Foodservice growth is anticipated to continue, despite the effects resulting from the ongoing economic slowdown in the US. Due to internal growth and the impact of the Gold Kist acquisition, our sales to the foodservice market from 2006 through 2010 grew at a compounded annual growth rate of 5.1% and represented 64.3% of our total US chicken sales in 2010.

The retail market consists primarily of grocery store chains, wholesale clubs and other retail distributors. We concentrate our efforts in this market on sales of branded, prepackaged cut-up and whole chicken and chicken parts to grocery store chains and retail distributors. For many years, we have invested in both trade and retail marketing designed to establish high levels of brand name awareness and consumer preferences. We utilize numerous marketing techniques, including advertising, to develop and strengthen trade and consumer awareness and increase brand loyalty for consumer products marketed under the Pilgrim’s Pride® and Pilgrim’s™ brands. We believe our efforts to achieve and maintain brand awareness and loyalty help to provide more secure distribution for our products. We also believe our efforts at brand awareness generate greater price premiums than would otherwise be the case in certain markets. Additionally, we maintain an active program to identify consumer preferences. The program primarily consists of discovering and validating new product ideas, packaging designs and methods through sophisticated qualitative and quantitative consumer research techniques in key geographic markets. Due to internal growth and the impact of the Gold Kist acquisition, our sales to the retail market from 2006 through 2010 grew at a compounded annual growth rate of 14.8% and represented 25.5% of our total US chicken sales in 2010.

Our third end market is our export business. Export and other chicken products primarily consist of whole chickens and chicken parts sold mostly in bulk, non-branded form either refrigerated to distributors in the US or frozen for distribution to export markets. We believe that US chicken exports will continue to grow as worldwide demand increases for high-grade, low-cost meat protein sources. We also believe that worldwide demand for higher-margin prepared foods products will increase over the next several years.

Historically, we have targeted international markets to generate additional demand for our dark chicken meat, which is a natural by-product of our US operations given our concentration on prepared chicken products and the US customers’ general preference for white chicken meat. We have also begun selling prepared chicken products for export to the international divisions of our US chain restaurant customers. Utilizing the extensive sales network of JBS USA, we believe that we can accelerate the sales of value-added chicken products into international channels. We believe that the history of our successful export sales and our relationship with JBS USA position us favorably to capitalize on international growth.

As a vertically integrated company, we control every phase of the production of our products. We currently operate in 14 US states, Puerto Rico and Mexico. Our plants are strategically located to supply our distribution network and ensure that customers timely receive the freshest products. We operate nine fresh foodservice processing plants, eight case-ready processing plants, nine prepared fresh foods plants, 12 prepared foods cook plants, three processing plants in Mexico and 14 distribution centers (five in the US, one in Puerto Rico, and eight in Mexico). Additionally, we reopened an idled processing plant in Douglas, Georgia, which we plan to have at full capacity by fall 2011. This plant will contribute additional capacity as we anticipate higher market demand due to continued increase in chicken consumption and a broader economic recovery. Seven additional processing plants and two prepared foods plants are currently idle. Combined with our network of approximately 4,100 growers, 32 feed mills and 40 hatcheries, we are well positioned to keep up with the growing demand for our products. We believe that vertical integration helps us better manage food safety and quality, as well as more effectively control margins and improve customer service.

Since December 2008, we have engaged in restructuring our business through significant operational changes to reduce costs and operate more efficiently. As a result of this restructuring, we have realigned our operations to flatten the organization, expedite decision-making and reduce costs. We have initiated programs to promote lean manufacturing within the organization and processes to create a fully integrated supply chain structure. The operational changes were directed in two phases and generated approximately $190 million in total savings. Phase I focused on preserving cash and mitigating losses through tactical moves including shift reductions, associated headcount reductions and other lean manufacturing initiatives. Phase II reduced our production footprint and served to mitigate capacity utilization and efficiency issues created by previously enacted production cuts. Additionally, we are further benefitting from cost savings through our integration with JBS USA, with estimated annual synergy savings to date of approximately $170.0 million across transportation, purchasing, logistics, insurance and legal.

Since 2008, we have recognized costs related to these restructuring and integration efforts totaling $231.5 million.

Emergence from Bankruptcy

On December 1, 2008, we and six of our subsidiaries filed voluntary petitions in the United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division, seeking reorganization relief under the provisions of Chapter 11 of Title 11 of the United States Code. We emerged from our Chapter 11 bankruptcy proceedings on December 28, 2009. In connection with our emergence from bankruptcy, our common stock outstanding immediately prior to the emergence was cancelled and converted into the right to receive newly-issued shares of common stock of the reorganized Company based on a one-for-one exchange ratio, which constitutes 36.0% of the total number of shares of our newly-issued common stock. The remaining shares of our newly-issued common stock, constituting 64.0% of our total issued and outstanding common stock on the date of our emergence from bankruptcy, were purchased by JBS USA, a wholly-owned indirect subsidiary of JBS S.A., a Brazil-based meat producer, for $800.0 million in cash. Subsequently, JBS USA increased its stake in our Company to 67.3%. Upon exiting from bankruptcy, we and certain of our subsidiaries entered into an exit credit facility that provides for an aggregate commitment of $1.75 billion (the “Exit Credit Facility”). The facility consisted of a three-year $600.0 million revolving credit facility, a three-year $375.0 million Term A facility and a five-year $775.0 million Term B facility. As of December 26, 2010, a principal amount of $205.3 million under the revolving loan commitment and a principal amount of $632.5 million under the Term B facility were outstanding.

The Industry

Industry Overview

The US consumes more chicken than any other protein (approximately 30 billion pounds projected in calendar year 2010) and chicken is the second most consumed protein globally after pork. The US is the world’s largest producer of chicken and was projected to produce approximately 36 billion pounds of ready-to-cook broiler meat in calendar year 2010, representing 22.0% of the total world production. China and Brazil produce the second and third most broiler meat, with 16.9% and 15.3% of the world market, respectively.

The US is the second-largest exporter of broiler meat behind Brazil. The US was projected to export 6.5 billion pounds in calendar year 2010 which would account for 34.0% of the total world exports and 18.0% of the total US production. The top five exporters control over 90% of the market. The broiler export marketplace has grown at a rapid pace since the early 1990s. The growth has been driven by various geopolitical events such as the collapse of the former Soviet Union as well as changing consumer preferences. Key importers of broilers include Russia, China, the EU, Mexico and Saudi Arabia. Other export markets such as Hong Kong, Vietnam, the Middle East and Africa are projected to increase their imports of US chicken.

The US market is concentrated with four major chicken producers accounting for over 50% of production. The US chicken industry is largely vertically integrated with major producers owning and operating feed mills, processing plants and further processing plants while contracting out breeding and broiler production to thousands of contractually bound chicken farmers. More than 90% of all chickens raised for consumption are produced by farmers under a contract with processing companies. Processing companies provide the growers with chickens, feed, vaccines and medicines required for the production of broilers. The grower supplies all systems and labor required to bring the broilers up to slaughter weight. The grower is then paid based on the weight gain exhibited by the flock.

According to the USDA, chicken production in the US has increased at a compounded annual growth rate of 3.5% over the past 20 years. Similarly, per capita consumption of chicken has increased at a compounded annual growth rate of 1.6%. During this same period of time, per capita beef consumption has declined at a compounded annual growth rate of 0.7% while pork has declined at a compounded annual growth rate of 0.3%. The growth in chicken demand is attributable to (i) relative affordability compared to other proteins such as beef and pork, (ii) the increasingly health conscious nature of US consumers, (iii) chicken’s consistent quality and versatility and (iv) its introduction on many foodservice menus. In addition, global protein demand has remained strong, and we believe protein demand will continue to expand consistent with rising standards of living and a growing middle class in developing countries around the world.

We benefit from a shorter production lifecycle of chickens compared to other proteins. While production for beef takes approximately 28 to 30 months from breeding to slaughter and the hog production required for pork takes 11 to 12 months, the production lifecycle for the broiler is only ten weeks. There are three key components of broilers that are sold for consumption: the breast, the wing and the leg quarters. An estimated 80% of broiler production in the US is sold in separate parts, rather than as a whole bird. This is due primarily to an increase in demand associated with the white meat of the breast, as well as demand for boneless breasts and wings.

The chicken industry has two major customer categories—foodservice and retail. While the overall chicken market has grown consistently, the majority of this growth in recent years has been in the foodservice market. According to estimates from the National Chicken Council, from calendar year 1999 through calendar year 2010, the value of wholesale shipments of chicken products to the foodservice market were estimated to grow at a compounded annual growth rate of approximately 5.5%, compared to 5.1% growth for the chicken industry overall.

Key Industry Dynamics

Pricing. Like other commodities, changes to either the supply or demand components of the market can largely impact the profitability of key players in the industry. Specifically, given the low margins associated with the broiler industry, a change in pricing of commodity chicken products has a significant impact on the income generated by the producer. Items that impact chicken pricing in the US include international demand, changes in production by other broiler exporting countries, input costs, and the demand associated with substitute products such as beef and pork. While broiler producers attempt to match supply and demand, a minor change in downstream demand can impact whether the planned supply meets the market need.

Feed. Broilers are fed corn and soybean meal as well as certain vitamins and minerals. Corn and soybean meal account for approximately 65% and 24% of the feed, respectively. Broiler production is significantly more efficient from a feed perspective than cattle or hogs.

Approximately 1.9 pounds of feed are required for each pound of chicken, as compared to approximately 8.3 and 3.5 pounds for cattle and hogs, respectively.

In the past, cost of feed had been largely steady, with occasional spikes resulting from externalities. These externalities often took the form of poor weather conditions, such as droughts or excessive rains leading to poor crop yields. More recently, however, feed prices have risen significantly due in part to the increased use of corn for ethanol production in the US.

Relationship with JBS USA

JBS USA currently owns 67.3% of our total issued and outstanding common stock. As a majority owned subsidiary of JBS USA, we work closely with JBS USA management to identify areas where both companies can seek synergies and benefit together. As part of our broader reorganization plan, we moved our headquarters to Greeley, Colorado, the headquarters of JBS USA.

Over the past two years, we have closed, idled or sold ten plants and eight distribution centers, reduced or consolidated production at other facilities, streamlined our workforce and reduced administrative and corporate expenses, including closing our corporate headquarters and satellite headquarters as part of our relationship with JBS USA. We reopened the idled processing plant in Douglas, Georgia, which we plan to have at full capacity by fall 2011. We are further benefitting from cost savings through our integration with JBS USA, with estimated annual synergy savings to date of approximately $170.0 million across transportation, purchasing, logistics, insurance and legal.

Since 2008, we have recognized costs related to these restructuring and integration efforts totaling $231.5 million.

While the US is our largest market, we have a growing focus on international markets as we diversify our geographic presence and expand our revenue base. Our key international markets include Eastern Europe (including Russia), the Far East (including China) and Mexico. We are leveraging JBS USA’s existing international network and distribution capabilities to tap new markets such as Africa and the Middle East.

Working with JBS USA, we have integrated sophisticated risk management techniques into our operations through the adoption of an Enterprise Risk Management (“ERM”) approach. In implementing ERM, we have taken steps to avoid, reduce and insure the different risks inherent in our business from a holistic viewpoint. We focus not only on operational risk, but financial and strategic risk as well. These areas of focus include input costs (commodity pricing, live and processed product cost and spoilage), revenue risk (sales price and mix), financial risk (adequate controls, timely and effective reporting systems and other management and governance systems) as well as competitive risks and market trends. We aim to identify, categorize and respond to these risks in a systematic manner to manage as much of their impact on our business as possible.

Recent Developments

On December 16, 2010, Don Jackson informed the Board of Directors of the Company (the “Board”) of his resignation as Chief Executive Officer and President of the Company effective on January 2, 2011 so that he could assume the position of Chief Executive Officer and President of JBS USA. Dr. Jackson will continue as a member of the Board. Under Dr. Jackson’s employment agreement, he was not entitled to any severance payment in connection with his resignation and must repay a portion of the signing bonus he received upon commencing employment with the Company.

Also on December 16, 2010, the Board approved the retention of William W. Lovette as Chief Executive Officer and President of the Company, effective January 3, 2011. Prior to his appointment as Chief Executive Officer and President of the Company, Mr. Lovette served as President and Chief Operating Officer for Case Foods, Inc. from October 2008 through December 2010. Before joining Case Foods, Inc., Mr. Lovette spent twenty-five years with Tyson Foods in various roles in senior management, including President of its International Business Unit, President of its Foodservice Business Unit and Senior Group Vice President of Poultry and Prepared Foods.

On January 14, 2011, the Company and Mr. Lovette entered into an Employment Agreement and a Restricted Share Agreement. The Employment Agreement provides that Mr. Lovette’s employment commenced on January 3, 2011 and will continue for 3 years, unless terminated earlier in accordance with the provisions described below (the “Term of Employment”). Mr. Lovette received a cash sign-on bonus of $250,000 and has an annual base salary of $1 million under the Employment Agreement. Mr. Lovette will be obligated to repay the sign-on bonus to the Company if his employment with the Company ends for any reason prior to December 31, 2011 or he has not established a residence in the vicinity of the Company’s headquarters in Colorado by such date. In addition, for each full year during the Term of Employment, Mr. Lovette will be eligible to earn an annual cash bonus under the Company’s Short-Term Incentive Plan, with the amount of such bonus for 2011 guaranteed to be at least $500,000. Under the Employment Agreement, the Company will arrange to purchase Mr. Lovette’s prior residence in Arkansas for up to approximately $2.13 million. Furthermore, the Company will use reasonable efforts to cause Mr. Lovette to be elected or appointed as a member of Board by no later than the Company’s 2011 annual meeting of stockholders.

Under the Employment Agreement and the Restricted Share Agreement, the Company awarded Mr. Lovette 200,000 restricted shares of Company common stock, with half of such shares vesting on January 3, 2013 and the remainder vesting January 3, 2014, subject to Mr. Lovette’s continued employment with the Company through such dates.

Competitive Strengths

We believe that our competitive strengths will enable us to maintain and grow our position as a leading chicken company and to capitalize on future favorable growth opportunities:

Leading market position in the growing chicken industry. We are the second-largest chicken producer in the US with a 16.9% market share, only slightly behind the largest competitor, Tyson Foods, who maintains a 21.6% market share, based on ready-to-cook production. We believe we can maintain this leading market position as we are one of the few producers in the chicken industry that can fully supply larger retailers and foodservice companies due to our broad product offering and technical capabilities. We are a viable supplier for large integrated customers due to our ability to ensure supply, demonstrate innovation and new product development and provide competitive pricing. Our vertical integration gives us control over our supply of chicken and chicken parts. Further, our processing facilities offer a wide range of capabilities and are particularly suited to the high-volume production as well as low-volume custom production runs necessary to meet both the capacity and quality requirements of our customer base. Finally, we have established a reputation for dependable quality, highly responsive service and excellent technical support.

Experienced management team. We have a proven senior management team whose tenure in the chicken industry has spanned numerous market cycles and is among the most experienced in the industry. Our senior management team is led by William W. Lovette, our CEO, who has 28 years of experience in the chicken industry. Our management team has successfully improved and realigned our business since emerging from bankruptcy and instilled a corporate culture focused on performance and accountability. Our senior operating executives have backgrounds with leading agribusiness companies, including Tyson Foods, Inc., ConAgra Foods, Inc., Bunge Limited and IBP, Inc., among others. We believe that this combination of backgrounds and experience will continue to provide the foundation for a focused business strategy and will enable us to maintain and strengthen long-term relationships with customers and help us grow our business in the future. We also benefit from management ideas, best practices, and talent shared with the seasoned management team at our majority stockholder, JBS USA, and its parent company, JBS S.A., who have over 50 years of combined experience operating protein processing facilities in South America, the United States and Australia.

Leaner, more focused enterprise since emergence from bankruptcy. Following our restructuring efforts, we are a more efficient and lean organization supported by a market-driven business strategy. Since 2008, we have closed, idled or sold ten plants and eight distribution centers, reduced or consolidated production at other facilities, streamlined our workforce and reduced administrative and corporate expenses including closing our corporate headquarters and satellite headquarters as part of our becoming a majority owned subsidiary of JBS USA. These restructuring efforts have led to streamlined operations which have allowed us to realize approximately $190 million of estimated annualized cost reductions. We are also benefitting from cost savings through the integration with JBS USA, with estimated annual savings to date of approximately $170 million across transportation, purchasing, logistics, insurance and legal. Further, we are a financially stronger company with a more conservative balance sheet. The reorganization has allowed us to reduce our debt from $2.1 billion prior to entering bankruptcy to $1.3 billion currently.

Since 2008, we have recognized costs related to these restructuring and integration efforts totaling $231.5 million.

Blue chip and diverse customer base. We benefit from strong relationships with leading foodservice and retail companies, including Sysco®, US Foodservice, Gordon Foodservice, Yum! Brands®, Wendy’s®, Chick-fil-A®, Kroger®, Wal-Mart®, Costco®, Publix®, Sam’s Club®, ConAgra Foods®, and Nestle®, many of whom have been doing business with us for more than five years. We sell our products to a large and diverse customer base, with over 5,000 customers and no concentrations above 6.5% of sales except for our largest customer, Wal-Mart Stores, Inc., which accounted for 11.3% of net sales in 2010. In 2010, we regained approximately 100 million pounds of further-processed volume from various customers that was lost prior to our emergence from bankruptcy.

Relationship with JBS USA. In addition to cost savings through the integration of certain corporate functions and the rationalization of facilities, our relationship with JBS USA allows us to enjoy several advantages given its diversified international operations and strong record in commodity risk management. We are leveraging JBS USA’s international network and seek to expand into untapped international markets and strengthen our presence in geographies in which we already operate. In addition, JBS USA’s expertise in managing the risk associated with volatile commodity inputs will help us to further improve our operations and manage our margins.

Business Strategy

Our objectives are (i) to increase sales, profit margins and earnings and (ii) to outpace the growth of, and maintain our leadership position in, the chicken industry. To achieve these goals, we plan to continue pursuing the following strategies:

Leverage our leading industry position using our scale and brand recognition. We are the second-largest producer of chicken products in the US. We have developed and acquired complementary markets, distributor relationships and geographic locations, establishing relationships with broad-line national distributors and retailers which have enabled us to expand our customer base and provide nationwide distribution capabilities for all of our product lines. As a result, we believe we are one of only two US chicken producers that can supply the growing demand for a broad range of price competitive standard and specialized products with well-known brand names on a nationwide basis from a single-source supplier.

Be a market-driven chicken company. We have taken decisive action over the last two years and fundamentally restructured our Company to be a market-driven company clearly focused on delivering the best service, selection and value to our customers as efficiently as possible. We created a comprehensive business plan focused on our core retail and foodservice customers, with their demand driving our supply and production planning. We have improved our sales mix, pricing and cost controls to optimize our product margin and continue to focus on improving yields, labor and plant-related costs to drive better operating efficiencies. We are minimizing commodity production and recapturing and growing volume in further-processed, higher-margin products.

Capitalize on attractive US prepared foods market. We focus our US growth initiatives on sales of prepared foods to the foodservice and value-added retail markets because they continue to be two of the fastest growing and most profitable segments in the chicken industry. We believe there has been significant growth in the number of foodservice operators offering chicken on their menus and in the number of chicken products offered. Foodservice operators are increasingly purchasing prepared chicken products, which allow them to reduce labor costs while providing greater product consistency, quality and variety across all restaurant locations. Products sold to these market segments require further processing, which enables us to charge a premium for our products, reducing the impact of feed ingredient costs on our profitability and improving and stabilizing our profit margins. Feed ingredient costs typically decrease from approximately 31-49% of total production cost for fresh chicken products to approximately 16-24% for prepared chicken products. Our sales of prepared chicken products grew from $1,940.1 million in 2006 to $2,336.9 million through 2010, a compounded annual growth rate of 4.5%. Prepared foods sales, including export sales, represented 41.2% of our total US chicken revenues in 2010, which we believe provides us with a significant competitive advantage and reduces our exposure to feed price fluctuations.

Our well-known brands, including Pierce Chicken® and Wing-Dings®, allow us to have a sizeable range of prepared foods chicken offerings. Similarly, our broad array of highly customized cooked chicken products, including breaded cutlets, sizzle strips and marinated wings, for restaurants and specialty foodservice customers complement our lines of pre-cooked breast fillets, tenderloins, burgers, nuggets, salads and other prepared products for institutional foodservice, fast-food and retail customers.

Enhance US fresh chicken profitability through value-added, branded products. Our fresh chicken sales, including export sales, accounted for $3,325.9 million, or 58.5%, of our US chicken sales in 2010. In addition to maintaining the sales of traditional fresh chicken products, our strategy is to shift the mix of our US fresh chicken products by continuing to increase sales of products with higher-margin and rising demand, such as fixed-weight packaged products and marinated chicken and chicken parts and to continually shift portions of this product mix into the higher value and margin prepared chicken products. Much of our fresh chicken products are sold under the recently re-launched Pilgrim’sTM brand name, which is a well-known brand in the chicken industry.

Improve operating efficiencies and increase capacity on a cost-effective basis. As production and sales grow, we continue to focus on improving operating efficiencies by investing in state-of-the-art technology and processes, training and our total quality management program. In addition, we remain focused on cost control. Specific initiatives include:

•	Benchmarking live and plant costs against the industry; and

•	Conducting monthly performance reviews with senior management.

We also continue to initiate fundamental process improvements to streamline our operations. Examples include:

•	Replacing automated deboning equipment with hand deboning (“cone lines”) to improve yield;

•	Reducing outside cold-storage warehouses from 51 to 17; and

•	Upgrading capacity of ovens and spiral freezers to increase throughput.

In addition, we have a proven history of increasing capacity while improving operating efficiencies at acquired properties in both the US and Mexico.

We plan to increase production by a total of 10%, or 3.9 million birds per week, over the next two years. We reopened the idled processing plant in Douglas, Georgia, in January 2011, which we plan to have at full capacity by fall 2011. If market conditions are favorable, we plan to further expand production capacity at existing facilities and possibly reopen a second idled facility.

Capitalize on export opportunities. We will continue to focus on international opportunities to complement our US chicken operations and capitalize on attractive export markets. According to the USDA, the export of US chicken products increased at a compounded annual growth rate of 4% from 1999 through 2009. We believe US chicken exports will continue to grow as worldwide demand increases for high-grade, low-cost meat protein sources. Historically, we targeted international markets to generate additional demand for our dark chicken meat, which is a natural by-product of our US operations given our concentration on prepared foods products and the US customers’ general preference for white chicken meat. As part of this initiative, we created a significant international distribution network into several markets, including Mexico, which we now utilize not only for dark chicken meat distribution, but also for various higher-margin prepared foods and other poultry products. We employ both a direct international sales force and export brokers. Our key international markets include Eastern Europe (including Russia), the Far East (including China) and Mexico. We plan to further diversify our international markets, and the relationship with our majority owner, JBS USA, has improved our access to markets such as Africa, the Middle East and Asia. We believe substantial opportunities exist to expand our sales to these markets by capitalizing on direct international distribution channels supplemented by our existing export broker relationships. Our export sales accounted for approximately 9.9% of our US chicken sales in 2010.

Reportable Business Segment

We operate in one reportable business segment, as a producer and seller of chicken products we either produce or purchase for resale in the US, Puerto Rico and Mexico. We conduct separate operations in the US, Puerto Rico and Mexico; however, for geographic reporting purposes, we include Puerto Rico with our US operations.

In January 2010, we announced organizational changes that resulted in the merger of our former Other Products segment into our Chicken segment. Data related to our former Other Products segment, which included primarily non-chicken products sold through our distribution centers, table eggs, animal feed and offal, is no longer reported directly to the chief operating decision maker. This information is now reported through chicken operations management. We reclassified prior year segment disclosures to conform to the new segment presentation.

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

The following table sets forth, for the periods beginning with 2006, net sales attributable to each of our primary product lines and markets served with those products. We based the table on our internal sales reports and their classification of product types and customers.

	2010	Transition Period	2009	2008	2007(a)	2006
	(52 weeks)	(13 Weeks)	(52 weeks)	(52 weeks)	(52 weeks)	(52 weeks)
US chicken:	(In thousands)
Prepared chicken:
Foodservice	$1,822,036	$420,944	$1,828,038	$2,033,489	$1,897,643	$1,567,297
Retail	440,071	114,866	466,538	518,576	511,470	308,486

Total prepared chicken	2,262,107	535,810	2,294,576	2,552,065	2,409,113	1,875,783

Fresh chicken:
Foodservice	1,828,960	437,782	2,128,112	2,550,339	2,280,057	1,388,451
Retail	1,006,012	225,636	984,950	1,041,446	975,659	496,560

Total fresh chicken	2,834,972	663,418	3,113,062	3,591,785	3,255,716	1,885,011

Export and other:
Export:
Prepared chicken	74,755	21,353	85,135	94,795	83,317	64,338
Fresh chicken	490,972	110,197	553,407	818,239	559,429	257,823

Total export(b)	565,727	131,550	638,542	913,034	642,746	322,161
Other chicken by-products	15,576	3,426	17,734	20,163	20,779	15,448

Total export and other	581,303	134,976	656,276	933,197	663,525	337,609

Total US chicken	5,678,382	1,334,204	6,063,914	7,077,047	6,328,354	4,098,403
Mexico chicken	615,433	127,557	487,785	543,583	488,466	418,745

Total chicken	6,293,815	1,461,761	6,551,699	7,620,630	6,816,820	4,517,148

Other products:
US	558,675	132,500	505,738	863,495	661,115	618,575
Mexico	29,139	8,473	30,618	34,632	20,677	17,006

Total other products	587,814	140,973	536,356	898,127	681,792	635,581

Total net sales	$6,881,629	$1,602,734	$7,088,055	$8,518,757	$7,498,612	$5,152,729

Total US prepared chicken	$2,336,862	$557,163	$2,379,711	$2,646,860	$2,492,430	$1,940,121
Total US fresh chicken	$3,325,944	$773,615	$3,666,469	$4,410,024	$3,815,145	$2,142,834

(a)	The Gold Kist acquisition on December 27, 2006 was accounted for as a purchase.

(b)	Export items include certain chicken parts that have greater value in the overseas markets than in the US.

The following table sets forth, beginning with 2006, the percentage of net US chicken sales attributable to each of our primary product lines and the markets serviced with those products. We based the table and related discussion on our internal sales reports and their classification of product types and customers.

	2010		Transition Period		2009		2008		2007(a)		2006
Prepared chicken:
Foodservice	32.1	%	31.6	%	30.1	%	28.8	%	30.1	%	38.2	%
Retail	7.8	%	8.6	%	7.8	%	7.3	%	8.1	%	7.5	%

Total prepared chicken	39.9	%	40.2	%	37.9	%	36.1	%	38.2	%	45.7	%
Fresh chicken:
Foodservice	32.2	%	32.8	%	35.1	%	36	%	36	%	33.9	%
Retail	17.7	%	16.9	%	16.2	%	14.7	%	15.4	%	12.1	%

Total fresh chicken	49.9	%	49.7	%	51.3	%	50.7	%	51.4	%	46	%
Export and other:
Export:
Prepared chicken	1.3	%	1.6	%	1.4	%	1.3	%	1.3	%	1.6	%
Fresh chicken	8.6	%	8.3	%	9.1	%	11.6	%	8.8	%	6.3	%

Total export(b)	9.9	%	9.9	%	10.5	%	12.9	%	10.1	%	7.9	%
Other chicken by-products	0.3	%	0.2	%	0.3	%	0.3	%	0.3	%	0.4	%

Total export and other	10.2	%	10.1	%	10.8	%	13.2	%	10.4	%	8.3	%

Total US chicken	100	%	100	%	100	%	100	%	100	%	100	%

Total US prepared chicken as a percent of US chicken	41.2	%	41.8	%	39.3	%	37.4	%	39.5	%	47.3	%
Total US fresh chicken as a percent of US chicken	58.5	%	58.0	%	60.4	%	62.3	%	60.2	%	52.3	%

(a)	The Gold Kist acquisition on December 27, 2006 was accounted for as a purchase.

(b)	Export items include certain chicken parts that have greater value in the overseas markets than in the US.

United States

Product Types

Fresh Chicken Overview. Fresh chicken is an important component of our sales and accounted for $2,835.0 million, or 49.9%, of our total US chicken sales in 2010 and $1,885.0 million, or 46% in 2006. In addition to maintaining sales of mature, traditional fresh chicken products, our strategy has been to shift the mix of our US fresh chicken products by continuing to increase sales of faster-growing products, such as marinated whole chicken and chicken parts, and to continually shift portions of this product mix into the higher-value prepared chicken category.

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

Prepared Chicken Overview. In 2010, $2,262.1 million, or 39.9%, of our US chicken sales were in prepared chicken products to foodservice customers and retail distributors, as compared to $1,875.8 million, or 45.7%, in 2006. These numbers reflect the impact of our historical strategic focus for growth in the prepared chicken markets and our acquisition of Gold Kist, which had a greater focus on fresh chicken sales. The market for prepared chicken products has experienced, and we believe will continue to experience, greater growth and higher average sales prices than fresh chicken products. Also, the production and sale in the US of prepared chicken products reduce the impact of the costs of feed ingredients on our profitability. Feed ingredient costs are the single largest component of our US cost of sales, representing approximately 36.8% of our US cost of sales in 2010. The production of feed ingredients is positively or negatively affected primarily by the global level of supply inventories, demand for feed ingredients, the agricultural policies of the US and foreign governments and weather patterns throughout the world. As further processing is performed, feed ingredient costs become a decreasing percentage of a product’s total production cost, thereby reducing their impact on our profitability. Products sold in this form enable us to charge a premium, reduce the impact of feed ingredient costs on our profitability and improve and stabilize our profit margins.

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

Export and Other Chicken Products Overview. Our export and other products consist of whole chickens and chicken parts sold primarily in bulk, non-branded form, either refrigerated to distributors in the US or frozen for distribution to export markets, and branded and non-branded prepared chicken products for distribution to export markets. In 2010, approximately $581.3 million, or 10.2%, of our total US chicken sales were attributable to US chicken export and other products, as compared to $337.6 million, or 8.3%, in 2006. These exports and other products, other than the prepared chicken products, have historically been characterized by lower prices and greater price volatility than our more value-added product lines.

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

We believe we have operational strengths in terms of full-line product capabilities, high-volume production capacities, research and development expertise and extensive distribution and marketing experience relative to smaller and non-vertically integrated producers. Foodservice growth, outside of any temporary effects resulting from the current recessionary impacts being experienced in the US, is anticipated to continue. Due to internal growth and the impact of the Gold Kist acquisition, our sales to the foodservice market from 2006 through 2010 grew at a compounded annual growth rate of 5.1% and represented 64.3% of the net sales of our US chicken operations in 2010.

Foodservice—Prepared Chicken. Our prepared chicken sales to the foodservice market were $1,822.0 million in 2010 compared to $1,567.3 million in 2006, a compounded annual growth rate of approximately 3.6%. In addition to the significant increase in sales created by the acquisition of Gold Kist, we attribute this growth in sales of prepared chicken to the foodservice market to a number of factors:

•	We believe there has been significant growth in the number of foodservice operators offering chicken on their menus and in the number of chicken items offered.

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

•

There is a strong need among larger foodservice companies for a limited-source supplier base in the prepared chicken market. A viable supplier must be able to ensure supply, demonstrate innovation and new product development and provide competitive pricing. We have been successful in our objective of becoming a supplier of choice by being the primary or secondary prepared chicken supplier to many large foodservice companies because:

¡	We are vertically integrated, giving us control over our supply of chicken and chicken parts;

¡

Our further processing facilities, with a wide range of capabilities, are particularly well suited to the high-volume production as well as low-volume custom production runs necessary to meet both the capacity and quality requirements of the foodservice market; and

¡	We have established a reputation for dependable quality, highly responsive service and excellent technical support.

•	As a result of the experience and reputation developed with larger customers, we have increasingly become the principal supplier to mid-sized foodservice organizations.

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

Foodservice—Fresh Chicken. We produce and market fresh, refrigerated chicken for sale to US quick-service restaurant chains, delicatessens and other customers. These chickens have the giblets removed, are usually of specific weight ranges and are usually pre-cut to customer specifications. They are often marinated to enhance value and product differentiation. By growing and processing to customers’ specifications, we are able to assist quick-service restaurant chains in controlling costs and maintaining quality and size consistency of chicken pieces sold to the consumer. Our fresh chicken products sales to the foodservice market were $1,829.0 million in 2010 compared to $1,388.5 million in 2006, a compounded annual growth rate of approximately 6.7%.

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

We utilize numerous marketing techniques, including advertising, to develop and strengthen trade and consumer awareness and increase brand loyalty for consumer products marketed under the Pilgrim’s Pride® and Pilgrim’s™ brands. We believe our efforts to achieve and maintain brand awareness and loyalty help to provide more secure distribution for our products. We also believe our efforts at brand awareness generate greater price premiums than would otherwise be the case in certain markets. We also maintain an active program to identify consumer preferences. The program primarily consists of discovering and validating new product ideas, packaging designs and methods through sophisticated qualitative and quantitative consumer research techniques in key geographic markets. After conducting a thorough evaluation that included a competitive review, consumer studies, Spherical® branding discipline analyses and new packaging development, we introduced a new brand, logo and package design to consumers in September 2010. At that time, we unveiled approximately 100 re-branded fresh chicken items in supermarkets and super centers across the US. We plan to continue our re-branding efforts in the first quarter of 2011 by unveiling over 40 re-branded frozen chicken items.

Due to internal growth and the impact of the Gold Kist acquisition, our sales to the retail market from 2006 through 2010 grew at a compounded annual growth rate of 14.8% and represented 25.5% of the net sales of our US chicken operations in 2010.

Retail—Prepared Chicken. We sell retail-oriented prepared chicken products primarily to grocery store chains located throughout the US. Our prepared chicken products sales to the retail market were $440.1 million in 2010 compared to $308.5 million in 2006, a compounded annual growth rate of approximately 8.7%. We believe that our growth in this market segment will continue as retailers concentrate on satisfying consumer demand for more products that are quick, easy and convenient to prepare at home.

Retail—Fresh Chicken. Our prepackaged retail products include various combinations of freshly refrigerated, whole chickens and chicken parts in trays, bags or other consumer packs labeled and priced ready for the retail grocer’s fresh meat counter. Our retail fresh chicken products are sold in the central, southwestern, southeastern and western regions of the US. Our fresh chicken sales to the retail market were $1,006.0 million in 2010 compared to $496.6 million in 2006, a compounded annual growth rate of approximately 18.1% resulting primarily from our acquisition of Gold Kist in fiscal 2007. We believe the retail prepackaged fresh chicken business will continue to be a large and relatively stable market, providing opportunities for product differentiation and regional brand loyalty.

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

We market fresh eggs under private labels, in various sizes of cartons and flats to US retail grocery and institutional foodservice customers located primarily in Texas. We have a housing capacity for approximately 1.4 million commercial egg laying hens which can produce approximately 30 million dozen eggs annually and are currently operating at 100% of our housing capacity. US egg prices are determined weekly based upon reported market prices. The US egg industry has been consolidating over the last few years, with the 25 largest producers accounting for approximately 80% of the total number of egg laying hens in service during 2010. We compete with other US egg producers primarily on the basis of product quality, reliability, price and customer service.

Many of our US feed mills produce and sell some livestock feeds to local dairy farmers and livestock producers. We also have a small pork operation that we obtained through the Gold Kist acquisition that raises and sells live hogs to processors. Also included in this category are chicken by-products, which we convert into protein products and sell primarily to manufacturers of pet foods.

Mexico

Background

The Mexico market represented approximately 9.4% of our net sales in 2010. We are the second-largest producer and seller of chicken in Mexico. We believe that we are one of the lower-cost producers of chicken in Mexico.

Product Types

While the market for chicken products in Mexico is less developed than in the US, with sales attributed to fewer, more basic products, we have been successful in differentiating our products through high-quality client service and product improvements. Additionally, we are an important player in the live market, which accounts for 30% of the chicken sales in Mexico.

Markets

We sell our chicken products primarily to wholesalers, large restaurant chains, fast food accounts, supermarket chains and direct retail distribution in selected markets. Our largest presence is by far in the central states of the country where we have been able to gain market share. Our presence in Mexico reaches 74% of the population.

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

In Mexico, where product differentiation has traditionally been limited, we believe product quality and price have been the most critical competitive factors. As a result of the January 2008 elimination of a tariff with regard to the import of chicken leg quarters into Mexico, greater amounts of chicken have been imported into Mexico from the US. Industry exports of ready-to-cook chicken into Mexico have increased to 816 million pounds, or 12.0% of all US ready-to-cook chicken exports, in calendar year 2009 from 522 million pounds, or 10.0% of all US ready-to-cook chicken exports, in calendar year 2005. These trends, should they continue to increase, could negatively affect the profitability of Mexican chicken producers located in the northern states of Mexico. While we believe the impact on producers, such as us, located in the central states of Mexico should be much less pronounced, we can provide no assurances that the elimination of this tariff or future changes in trade protection measures will not materially and adversely affect our Mexico operations.

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

Restructuring Efforts

Since February 2008, we made a series of significant operational changes to reduce costs and operate more efficiently, as well as realize substantial benefits through synergies following the JBS USA acquisition. Before emerging from bankruptcy, we focused on preserving cash and mitigating losses through tactical moves, including shift reductions and associated headcount reductions along with other lean manufacturing initiatives. We also reduced our production footprint and served to mitigate capacity utilization and efficiency issues created by previously enacted across-the-board production cuts. These changes included:

•	Consolidating or eliminating second shifts at Live Oak, Florida, and Nacogdoches and Waco, Texas.

•	Expanding focus on lean manufacturing to reduce waste and gain additional value from existing processes.

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

•

Closing processing facilities or complexes in Athens, Alabama; Athens, Georgia; Dalton, Georgia; Douglas, Georgia (we reopened this facility and plan to have it at full capacity by fall 2011); El Dorado, Arkansas; Franconia, Pennsylvania; Clinton, Arkansas; Bossier City, Louisiana, and Siler City, North Carolina.

•	Selling a closed processing complex in Farmerville, Louisiana.

•	Selling closed distribution centers in Cincinnati, Ohio; Plant City, Florida; El Paso, Texas, and Pompano Beach, Florida.

•	Closing distribution centers in Houston, Texas; Oskaloosa, Iowa; Jackson, Mississippi, and Nashville, Tennessee.

•	Closing sales and administrative offices in Dallas, Texas, and Duluth, Georgia.

•	Reducing or consolidating production at various other facilities throughout the US.

These changes generated total savings of approximately $190.0 million per year.

As of December 26, 2010, the total exit or disposal activities undertaken by us have eliminated approximately 12,000 positions and resulted in net charges totaling $84.2 million.

Since exiting from bankruptcy, we have focused on integrating our operations into the existing operations of JBS USA. We have made a series of changes to further this integration, including streamlining administrative functions and sales networks, consolidating distribution networks, optimizing freight and storage costs, capturing shared purchasing opportunities, consolidating treasury and risk management systems and implementing best practices throughout the business. We have also continued to streamline our operations and sell assets as part of our restructuring. Since our emergence from bankruptcy, we have eliminated 458 corporate and administrative positions across the organization as a result of our integration with JBS USA. As of December 26, 2010, the remaining total planned reduction in workforce of non-production positions under our integration is approximately 20 positions. The total annual synergy savings to date from these integration efforts are estimated to be approximately $170.0 million across transportation, purchasing, logistics, insurance and legal.

Since 2008, we have recognized costs related to these restructuring and integration efforts totaling $231.5 million.

In addition, we are continuing to realize other business improvements and efficiency gains from ongoing actions and more favorable product mix since exiting from bankruptcy. These ongoing improvements include reductions in selling, general and administrative expenses through administrative headcount reductions; supply chain and margin improvements; savings from contract rejections; and additional improvements. We also continue to review and evaluate various restructuring and other alternatives to streamline our operations, improve efficiencies and reduce costs. Such initiatives may include selling assets, consolidating operations and functions, employee relocation and voluntary and involuntary employee separation programs. Any such actions may require us to obtain the pre-approval of our lenders under our Exit Credit Facility. In addition, such actions will subject the Company to additional short-term costs, which may include asset impairment charges, lease commitment costs, employee retention and severance costs and other costs. Certain of these activities may have a disproportionate impact on our income relative to the cost savings.

We plan to increase production by a total of 10%, or 3.9 million birds per week, over the next two years. We reopened the idled processing plant in Douglas, Georgia, which we plan to have at full capacity by fall 2011. If market conditions are favorable, we plan to further expand production capacity at existing facilities and possibly reopen a second idled facility.

Key Customers

Our two largest customers accounted for approximately 17.6% of our net sales in 2010, and our largest customer, Wal-Mart Stores Inc., accounted for 11.3% of our net sales in 2010.

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

Our operations are subject to extensive regulation by the EPA and other state and local authorities relating to handling and discharge of waste water, storm water, air emissions, treatment, storage and disposal of wastes, handling of hazardous substances and remediation of contaminated soil, surface water and groundwater. Our Mexican operations also are subject to extensive regulation by Mexican environmental authorities. The EPA and/or other US or Mexican state and local authorities may, from time to time, adopt revisions to environmental rules and regulations, and/or changes in the terms and conditions of our environmental permits, with which we must comply. Compliance with existing or new environmental requirements, including more stringent limitations imposed or expected in recently-renewed or soon-to be renewed environmental permits, will require capital expenditures and operating expenses which may be significant. In addition, a number of our facilities, that have been operating below capacity due to economic conditions or where upgrades have been delayed or deferred, will require capital expenditures before production can be restored to pre-bankruptcy levels in compliance with environmental requirements.

Some of our properties have been impacted by contamination from spills or other releases, and we have incurred costs to remediate such contamination. In addition, in the past we acquired businesses with operations such as pesticide and fertilizer production that involved greater use of hazardous materials and generation of more hazardous wastes than our current operations. While many of those operations have been sold or closed, some environmental laws impose strict and, in certain circumstances, joint and several liability for costs of investigation and remediation of contaminated sites on current and former owners and operators of the sites, and on persons who arranged for disposal of wastes at such sites. In addition, current owners or operators of such contaminated sites may seek to recover cleanup costs from us based on past operations or contractual indemnifications. See “Item 1A. Risk Factors” for risks associated with compliance with existing or changing environmental requirement.

We anticipate increased regulation by the USDA concerning food safety, by the FDA concerning the use of medications in feed and by the EPA and various other state agencies concerning discharges to the environment. Although we do not anticipate any regulations having a material adverse effect upon us, a material adverse effect may occur.

Employees and Labor Relations

As of December 26, 2010, we employed approximately 37,100 persons in the US and approximately 5,200 persons in Mexico. Approximately 29% of US employees and 57% of Mexico employees are members of collective bargaining units. We have not experienced any work stoppage at any location in over six years. We believe our relations with our employees are satisfactory. At any given time, we will be in some stage of contract negotiation with various collective bargaining units. The Company is currently in negotiation with union locals in four locations, and there is no assurance that agreement will be reached, or if reached, on terms that are favorable to the Company. In the absence of an agreement, there could be a strike or other labor action at any of these locations.

Financial Information about Foreign Operations

Our foreign operations are in Mexico. Geographic financial information is set forth in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Available Information

The Company’s Internet website is http://www.pilgrims.com. The Company makes available, free of charge, through its Internet website, the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Directors and Officers Forms 3, 4 and 5, and amendments to those reports, as soon as reasonably practicable after electronically filing such materials with, or furnishing them to, the Securities and Exchange Commission. The public may read and copy any materials that the Company files with the Securities and Exchange Commission at its Public Reference Room at 100 F Street, NE, Washington, DC 20549 and may obtain information about the operation of the Public Information Room by calling the Securities and Exchange Commission at 1-800-SEC-0330.

In addition, the Company makes available, through its Internet website, the Company’s Business Code of Conduct and Ethics, Corporate Governance Guidelines and the written charter of the Audit Committee, each of which is available in print to any stockholder who requests it by contacting the Secretary of the Company at 1770 Promontory Circle, Greeley, Colorado 80634-9038. Information contained on the Company’s website is not included as part of, or incorporated by reference into, this report.

We included the certifications of the Principal Executive Officer and the Principal Financial Officer of the Company required by Section 302 of the Sarbanes-Oxley Act of 2002 and related rules, relating to the quality of the Company’s public disclosure, in this report on Form 10-K as Exhibits 31.1 and 31.2.

Executive Officers

Set forth below is certain information relating to our current executive officers:

Name	Age	Positions
Wesley Mendonça Batista	40	Chairman of the Board
William W. Lovette	50	President and Chief Executive Officer
Gary D. Tucker	62	Principal Financial Officer and Chief Accounting Officer

Wesley Mendonça Batista, 40, currently serves as Chairman of the Board of Pilgrim’s Pride Corporation. Mr. Batista became President and Chief Executive Officer of JBS S.A. in February 2011. Mr. Batista previously served as President and Chief Executive Officer of JBS USA for approximately four years. Mr. Batista also serves as Chairman of the Board of JBS USA and is the Vice President of JBS S.A.’s board of directors. Mr. Batista has served in various capacities at JBS S.A. since 1987. Mr. Batista is the brother of Joesley Mendonça Batista, Chairman of the Board of JBS S.A., and José Batista Júnior, a Director of the Company and a Director of JBS S.A., and is the son of José Batista Sobrinho, the founder of JBS S.A. and a member of its board of directors. Mr. Batista brings to our board significant senior leadership and industry experience. Mr. Batista has long been one of the most respected executives in Brazil’s protein industry, and his reputation is now firmly established worldwide. Mr. Batista grew up in the protein industry, and it is his strategic insight and entrepreneurial spirit that has facilitated the growth of JBS through numerous acquisitions, expanding its reach across the globe. As Chairman of the Board, Mr. Batista has direct responsibility for Pilgrim’s Pride’s strategy and operations.

William W. Lovette, 50, joined Pilgrim’s as President and Chief Executive Officer on January 3, 2011. He brings more than 28 years of industry leadership experience to Pilgrim’s. He previously served two years as President and Chief Operating Officer of Case Foods, Inc. Before joining Case Foods, Inc., Mr. Lovette spent 25 years with Tyson Foods in various roles in senior management, including President of its International Business Unit, President of its Foodservice Business Unit and Senior Group Vice President of Poultry and Prepared Foods. Mr. Lovette earned a B.S. degree from Texas A&M University. In addition, he is a graduate of Harvard Business School’s Advanced Management Program.

Gary D. Tucker, 62, has served as the Principal Financial Officer and Chief Accounting Officer for Pilgrim’s since December 2009. He also serves as the Company’s Secretary. He joined the Company in June 2003 as Senior Vice President, Corporate Controller. He began his professional career with Arthur Andersen & Company where he worked for 12 years with a client base including several publicly traded companies. Mr. Tucker spent 10 years with IBP, Inc. in various roles in senior financial management, including Director, Financial Reporting and Taxes; Director, Budgeting and Financial Analysis; and Vice President, Controller for IBP subsidiary, Foodbrands America, and as Vice President, Finance and Administration for IBP subsidiary, Specialty Brands, Inc. Mr. Tucker earned a B.S. degree in business administration from the University of Southern Mississippi and an MBA from Texas A&M University-Commerce. He is a Certified Public Accountant.

Item 1A.  Risk Factors

Forward Looking Statements

Certain written and oral statements made by our Company and subsidiaries of our Company may constitute “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995. This includes statements made herein, in our other filings with the SEC, in press releases, and in certain other oral and written presentations.

Statements of our intentions, beliefs, expectations or predictions for the future, denoted by the words “anticipate,” “believe,” “estimate,” “expect,” “plan,” “project,” “imply,” “intend,” “foresee” and similar expressions, are forward-looking statements that reflect our current views about future events and are subject to risks, uncertainties and assumptions. Such risks, uncertainties and assumptions include those described under “Risk Factors” below and elsewhere in this Annual Report on Form 10-K.

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

The production of feed ingredients is positively or negatively affected primarily by the global level of supply inventories and demand for feed ingredients, the agricultural policies of the United States and foreign governments and weather patterns throughout the world. In particular, weather patterns often change agricultural conditions in an unpredictable manner. A significant change in weather patterns could affect supplies of feed ingredients, as well as both the industry’s and our ability to obtain feed ingredients, grow chickens or deliver products.

The cost of corn and soybean meal, our primary feed ingredients, increased significantly from August 2006 to July 2008. Market prices for feed ingredients decreased throughout 2009 and the first six months of 2010, but rose significantly again in the third and fourth quarters of 2010. There can be no assurance that the price of corn or soybean meal will not continue to rise as a result of, among other things, increasing demand for these products around the world and alternative uses of these products, such as ethanol and biodiesel production.

High feed ingredient prices have had, and may continue to have, a material adverse effect on our operating results, which has resulted in, and may continue to result in, additional non-cash expenses due to impairment of the carrying amounts of certain of our assets. We periodically seek, to the extent available, to enter into advance purchase commitments or financial derivative contracts for the purchase of feed ingredients in an effort to manage our feed ingredient costs. The use of these instruments may not be successful.

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

Product liability claims or product recalls can adversely affect our business reputation, expose us to increased scrutiny by federal and state regulators and may not be fully covered by insurance.

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

In Mexico, where product differentiation has traditionally been limited, we believe product quality and price have been the most critical competitive factors. As a result of the January 2008 elimination of a tariff with regard to the import of chicken leg quarters into Mexico, greater amounts of chicken have been imported into Mexico from the US. Industry exports of ready-to-cook chicken into Mexico have increased to 816 million pounds, or 12.0% of all US ready-to-cook chicken exports, in calendar year 2009 from 522 million pounds, or 10.0% of all US ready-to-cook chicken exports, in calendar year 2005. These trends, should they continue to increase, could negatively affect the profitability of Mexican chicken producers located in the northern states of Mexico. While we believe the impact on producers, such as us, located in the central states of Mexico should be much less pronounced, we can provide no assurances that the elimination of this tariff or future changes in trade protection measures will not materially and adversely affect our Mexico operations.

The loss of one or more of our largest customers could adversely affect our business.

Our two largest customers accounted for approximately 17.6% of our net sales in 2010, and our largest customer, Wal-Mart Stores Inc., accounted for 11.3% of our net sales in 2010. Our business could suffer significant setbacks in revenues and operating income if we lost one or more of our largest customers, or if our customers’ plans and/or markets should change significantly.

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

Historically, we have targeted international markets to generate additional demand for our products. In particular, given US customers’ general preference for white meat, we have targeted international markets for the sale of dark chicken meat, specifically leg quarters, which are a natural by-product of our US operations’ concentration on prepared chicken products. As part of this initiative, we have created a significant international distribution network into several markets in Mexico, Eastern Europe (including Russia), and the Far East (including China). Our success in these markets may be, and our success in recent periods has been, adversely affected by disruptions in chicken export markets. For example, China has imposed anti-dumping and countervailing duties on the US chicken producers. Until these duties are modified or eliminated, the duty rates can be expected to deter Chinese importers from purchases of US-origin chicken products, including our chicken products, and can be expected to diminish the volume of such purchases. In addition, Russia effectively banned US poultry imports shipped after January 1, 2010 because of a chlorine treatment procedure required by US Department of Agriculture regulations. While Russia did allow US poultry imports to resume and we began exporting products to Russia again in September 2010, there can be no assurances that new disruptions will not arise. For example, Russia has indicated that it will develop its own internal poultry production and has set an import quota of 350,000 metric tons of poultry for 2011. A significant risk is disruption due to import restrictions and tariffs, other trade protection measures, and import or export licensing requirements. In addition, disruptions may be caused by outbreaks of disease such as avian influenza, either in our flocks or elsewhere in the world, and resulting changes in consumer preferences. For example, the occurrence of avian influenza in Eastern Europe in October 2005 affected demand for poultry in Europe. On February 7, 2011, Mexico, the top foreign buyer of US chicken in calendar year 2010, announced that it would investigate US producers over dumping complaints lodged by Mexican chicken processors. Mexican chicken processors allege US producers sold chicken legs and thighs on the Mexican market below their cost of production in 2010. One or more of these or other disruptions in the international markets and distribution channels could adversely affect our business.

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

Further, in June 2010, the USDA, Grain Inspection, Packers and Stockyards Administration, or GIPSA, proposed new regulations under the Packers and Stockyards Act, or PSA, that would apply to all stages of a live poultry dealer’s poultry grow-out, including the pullet, breeder and broiler stages. The new regulations, if adopted as proposed, would likely have a significant impact on the relationship between integrated poultry processors, like us, and their independent growers. Among other things, the proposed regulations would substantially limit our and our independent contract growers’ freedom of contract, and affect the way we pay our independent contract growers. Many of the proposed new regulations are, in our view, unclear, vague and would likely require litigation to determine their scope and impact. Such litigation could be costly to our industry and us.

GIPSA has also proposed a regulation designed to overturn judicial precedent from several federal Circuit Courts of Appeal and eliminate the requirement that GIPSA or live poultry producers demonstrate competitive harm to prove violations of PSA sections that limit unfair, unjustly discriminatory or deceptive practices and undue or unreasonable preferences or advantages in live poultry purchasing practices. If adopted as proposed, the new regulations could lead to government enforcement actions and private litigation against integrated poultry producers that could have a material adverse effect on our operations and financial and operating results.

In addition, unknown matters, new laws and regulations, or stricter interpretations of existing laws or regulations may also materially affect our business or operations in the future.

New immigration legislation or increased enforcement efforts in connection with existing immigration legislation could cause the costs of doing business to increase, cause us to change the way we conduct our business or otherwise disrupt our operations.

Immigration reform continues to attract significant attention in the public arena and the US Congress. If new federal immigration legislation is enacted or if states in which we do business enact immigration laws, such laws may contain provisions that could make it more difficult or costly for us to hire US citizens and/or legal immigrant workers. In such case, we may incur additional costs to run our business or may have to change the way we conduct our operations, either of which could have a material adverse effect on our business, operating results and financial condition. Also, despite our past and continuing efforts to hire only US citizens and/or persons legally authorized to work in the US, we may be unable to ensure that all of their employees are US citizens and/or persons legally authorized to work in the US. For example, US Immigration and Customs Enforcement has investigated identity theft within our workforce. With our cooperation, during 2008 US Immigration and Customs Enforcement arrested approximately 300 employees believed to have engaged in identity theft at five of our facilities. No assurances can be given that further enforcement efforts by governmental authorities will not disrupt a portion of our workforce or operations at one or more facilities, thereby negatively impacting our business. Also, no assurance can be given that further enforcement efforts by governmental authorities will not result in the assessment of fines that could adversely affect our financial position, operating results or cash flows.

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

As of December 26, 2010, we employed approximately 37,100 persons in the US and approximately 5,200 persons in Mexico. Approximately 29% of US employees and 57% of Mexico employees are members of collective bargaining units. We have not experienced any work stoppage at any location in over six years. We believe our relations with our employees are satisfactory. At any given time, we will be in some stage of contract negotiation with various collective bargaining units. The Company is currently in negotiation with union locals in four locations, and there is no assurance that agreement will be reached, or if reached, on terms that are favorable to the Company. In the absence of an agreement, we may become subject to a strike, a work stoppage or other labor action at any of these locations.

While we believe our relations with our employees are satisfactory, at any given time, we will be in some stage of contract negotiation with various collective bargaining units. We plan to negotiate new collective bargaining agreements covering approximately 5,200 employees in the US to replace existing collective bargaining agreements that expired in 2010 or will expire in 2011.

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

Compliance with existing or changing environmental requirements, including more stringent limitations imposed or expected in recently-renewed or soon-to be renewed environmental permits, will require capital expenditures for installation of new or upgraded pollution control equipment at some of our facilities. In addition, a number of our facilities, that have been operating below capacity due to economic conditions or where upgrades have been delayed or deferred, will require capital expenditures before production can be restored to pre-bankruptcy levels in compliance with environmental requirements.

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

New environmental requirements, stricter interpretations of existing environmental requirements, or obligations related to the investigation or clean-up of contaminated sites, may materially affect our business or operations in the future.

JBS USA holds a majority of our common stock and has the ability to control the vote on most matters brought before the holders of our common stock.

JBS USA holds a majority of the shares and voting power of our common stock and is entitled to appoint a majority of the members of our board of directors. As a result, JBS USA will, subject to restrictions on its voting power and actions in a stockholders agreement between us and JBS USA and our organization documents, have the ability to control our management, policies and financing decisions, elect a majority of the members of our board of directors at the annual meeting and control the vote on most matters coming before the holders of our common stock.

We may not be able to fully achieve the anticipated synergy gains from the integration of our business with JBS USA.

While we have been able to realize substantial benefits through synergies since the JBS USA acquisition, we may not be able to fully achieve all of the anticipated synergistic gains of the JBS USA acquisition within the time frames expected. The combined company’s ability to fully realize the anticipated benefits of the acquisition depends, to a large extent, on our ability to continue to integrate our business with JBS USA. The combination of two independent companies has been, and will continue to be a complex, costly and time-consuming process. As a result, the combined company has been, and will continue to be required to devote significant management attention and resources to integrating the business practices and operations of JBS USA and us. In addition, the on-going integration of the two companies could result in unanticipated problems, expenses, liabilities, competitive responses, loss of customer and supplier relationships, and diversion of management’s attention. As a result, we cannot make any affirmative guarantees that the full benefits of the transaction, including the synergies, cost savings or sales or growth opportunities that we expect, will be fully realized within the anticipated time frame.

Our operations are subject to general risks of litigation.

We are involved in an on-going basis in litigation arising in the ordinary course of business or otherwise. Trends in litigation may include class actions involving consumers, shareholders, employees or injured persons, and claims relating to commercial, labor, employment, antitrust, securities or environmental matters. Litigation trends and the outcome of litigation cannot be predicted with certainty and adverse litigation trends and outcomes could adversely affect our financial results.

We depend on contract growers and independent producers to supply us with livestock.

We contract primarily with independent contract growers to raise the live chickens processed in our poultry operations. If we do not attract and maintain contracts with growers or maintain marketing and purchasing relationships with independent producers, our production operations could be negatively affected.

A material acquisition, joint venture or other significant initiative could affect our operations and financial condition.

We periodically evaluate potential acquisitions, joint ventures and other initiatives, and we may seek to expand our business through the acquisition of companies, processing plants, technologies, products and services. These potential transactions may involve a number of risks, including:

•	Failure to realize the anticipated benefits of the transaction;

•	Difficulty integrating acquired businesses, technologies, operations and personnel with our existing business;

•	Diversion of management attention in connection with negotiating transactions and integrating the businesses acquired;

•	Exposure to unforeseen or undisclosed liabilities of acquired companies; and

•	The need to obtain additional debt or equity financing for any transaction.

We may not be able to address these risks and successfully develop these acquired companies or businesses into profitable units. If we are unable to do this, such expansion could adversely affect our financial results.

Changes in consumer preference could negatively impact our business.

The food industry in general is subject to changing consumer trends, demands and preferences. Trends within the food industry change often, and failure to identify and react to changes in these trends could lead to, among other things, reduced demand and price reductions for our products, and could have an adverse effect on our financial results.

The consolidation of customers could negatively impact our business.

Our customers, such as supermarkets, warehouse clubs and food distributors, have consolidated in recent years, and consolidation is expected to continue throughout the US and in other major markets. These consolidations have produced large, sophisticated customers with increased buying power who are more capable of operating with reduced inventories, opposing price increases, and demanding lower pricing, increased promotional programs and specifically tailored products. These customers also may use shelf space currently used for our products for their own private label products. Because of these trends, our volume growth could slow or we may need to lower prices or increase promotional spending for our products, any of which would adversely affect our financial results.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Operating Facilities

We operate 26 poultry processing plants located in Alabama, Arkansas, Florida, Georgia, Kentucky, Louisiana, North Carolina, South Carolina, Tennessee, Texas, Virginia, and West Virginia. We have one chicken processing plant in Puerto Rico and three chicken processing plants in Mexico.

The US chicken processing plants have the weekly capacity to process 34.7 million broilers and operated at 92.9% of capacity in 2010. Our Mexico facilities have the capacity to process 3.2 million broilers per week and operated at 77.9% of capacity in 2010. Our Puerto Rico processing plant has the capacity to process 0.3 million birds per week and operated at 105.7% of capacity in 2010 based on one eight-hour shift per day.

In the US, the processing plants are supported by 33 hatcheries, 27 feed mills and eight rendering facilities. The hatcheries, feed mills and rendering plants operated at 87.4%, 76.6% and 61.2% of capacity, respectively, in 2010. In Puerto Rico, the processing plant is supported by one hatchery, one feed mill and one rendering facility which operated at 85.1%, 78.6% and 74.0% of capacity, respectively, in 2010. In Mexico, the processing plants are supported by six hatcheries, four feed mills and two rendering facilities. The Mexico hatcheries, feed mills and rendering facilities operated at 95.8%, 80.7% and 59.9% of capacity, respectively, in 2010.

We also operate 12 prepared chicken plants. These plants are located in Alabama, Georgia, Louisiana, South Carolina, Tennessee, Texas and West Virginia. These plants have the capacity to produce approximately 1,211.2 million pounds of further processed product per year and in 2010 operated at approximately 91.5% of capacity.

Other Facilities and Information

We own a partially automated distribution freezer located outside of Pittsburg, Texas, which includes 125,000 square feet of storage area. We operate a commercial egg operation in Pittsburg, Texas and a pork grow-out operation in Jefferson, Georgia. We own administrative office buildings in Pittsburg, Texas and Atlanta, Georgia; an office building in Mexico City, which houses our Mexican marketing offices; and an office building in Broadway, Virginia, which houses additional sales and marketing, research and development, and support activities. We lease an office building in Querétaro, Mexico, which houses our Mexican administrative functions, and a building in Richardson, Texas, which houses our computer data center. Our corporate offices share a building with JBS USA in Greeley, Colorado.

We have five regional distribution centers located in Arizona, Texas, and Utah, two of which we own and three of which we lease.

Most of our domestic property, plant and equipment are pledged as collateral on our long-term debt and credit facilities. See Item  7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Item 3.  Legal Proceedings

Grower Claims and Proceedings

Ricky Arnold et al. v. Pilgrim’s Pride Corp., et al. On September 10, 2008, a lawsuit styled “Ricky Arnold, et al. v. Pilgrim’s Pride Corp., et al.” was filed against our Company and two of its representatives. In this lawsuit, filed in the Circuit Court of Van Buren County,

Arkansas, nearly 100 contract poultry growers and their spouses assert claims of fraud and deceit, constructive fraud, fraud in the inducement, promissory estoppel, and violations of the Arkansas Livestock and Poultry Contract Protection Act relating to the idling of our Clinton, Arkansas processing plant. The total amount of damages sought by the contract poultry growers is unliquidated and unknown at this time. We filed a Notice of Suggestion of Bankruptcy. The Court has not issued an order in response to it. The plaintiffs filed proofs of claim in the United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division (the “Bankruptcy Court”), and we filed objections to the proofs of claim. The plaintiffs in the Arnold case, and a number of other growers from the Clinton, Arkansas facility filed proofs of claim in the bankruptcy case. We anticipate that the Arnold case will be resolved as a part of the claim resolution process in the Bankruptcy Court. We express no opinion as to the likelihood of an unfavorable outcome or the amount or range of any possible loss to us.

Sheila Adams, et al. v. Pilgrim’s Pride Corporation. On June 1, 2009, approximately 555 former and current independent contract broiler growers, their spouses and poultry farms filed an adversary proceeding against us in the Bankruptcy Court styled “Sheila Adams, et al. v. Pilgrim’s Pride Corporation.” In the adversary proceeding, the plaintiffs assert claims against us for: (i) violations of Sections 202(a), (b) and (e), 7 US C. § 192 of the Packers and Stockyards Act of 1921 (the “PSA”); (ii) intentional infliction of emotional distress; (iii) violations of the Texas Deceptive Trade Practices Act (“DTPA”); (iv) promissory estoppel; (v) simple fraud; and (vi) fraud by non-disclosure. The plaintiffs also filed a motion to withdraw the reference of the adversary proceeding from the Bankruptcy Court to the Marshall Court. The motion was filed with the US District Court for the Northern District of Texas—Fort Worth Division (the “Fort Worth Court”). The Bankruptcy Court recommended the reference be withdrawn, but that the Fort Worth Court retain venue over the action to ensure against forum shopping. The Fort Worth Court granted the motion to withdraw the reference and consolidated this action with the City of Clinton proceeding described below. We filed a motion to dismiss the plaintiffs’ claims. The Fort Worth Court granted in part and denied in part our motion, dismissing the following claims and ordering the plaintiffs to file a motion to amend their lawsuit and re-plead their claims with further specificity or the claims would be dismissed with prejudice: (i) intentional infliction of emotional distress; (ii) promissory estoppel; (iii) simple fraud and fraudulent nondisclosure; and (iv) DTPA claims with respect to growers from Oklahoma, Arkansas, and Louisiana. The plaintiffs filed a motion for leave to amend on October 7, 2009. Plaintiffs’ motion for leave was granted and the plaintiffs filed their Amended Complaint on December 7, 2009. Subsequent to the Fort Worth Court granting in part and denying in part our motion to dismiss, the plaintiffs filed a motion to transfer venue of the proceeding from the Fort Worth Court to the Marshall Court. We filed a response to the motion, but the motion to transfer was granted on December 17, 2009. On December 29, 2009, we filed our answer to plaintiffs’ Amended Complaint with the Marshall Court. Recently, the Marshall Court established litigation deadlines. Bench trials are scheduled to begin June 14, 2011. The parties are currently engaged in discovery. We intend to defend vigorously against the merits of the plaintiffs’ claims. We express no opinion as to the likelihood of an unfavorable outcome or the amount or range of any possible loss to us.

City of Clinton, Arkansas. On June 1, 2009, the City of Clinton, Arkansas filed an adversary proceeding against us in the Bankruptcy Court. In the proceeding, the City of Clinton alleged that our Company is liable for alleged violations of the PSA, for engaging in fraud and fraudulent nondisclosure, and under the promissory estoppel doctrine relating to the Company’s idling of its Clinton poultry processing plant. The City of Clinton alleged that it suffered $28.6 million in damages relating to its construction of a wastewater facility to purify water discharged from our processing facility based on alleged representations made by our representatives. The City of Clinton also sought to recover unspecified exemplary damages, attorneys’ fees, pre- and post-judgment interest, and costs of court. The Fort Worth Court granted our motion to dismiss and ordered the City of Clinton to file a motion to amend its lawsuit and re-plead its claims with further specificity or the claims would be dismissed with prejudice. The City of Clinton filed a motion for leave to amend on September 30, 2009. We opposed the motion and on December 2, 2009, the Fort Worth Court ruled that the City of Clinton could not replead its claims and dismissed the claims with prejudice. On December 31, 2009, the City of Clinton filed its Notice of Appeal seeking to challenge the Fort Worth Court’s ruling. Oral argument before the United States Fifth Circuit Court of Appeals occurred on November 3, 2010. On January 18, 2011, the Fifth Circuit affirmed the Fort Worth Court’s judgment in favor of the Company.

Grower Proofs of Claim

Approximately 161 former independent contract broiler growers, their spouses and poultry farms filed proofs of claim against us relating to the idling of the Company’s El Dorado, Arkansas; Douglas, Georgia; Siler City and Sanford, North Carolina; and Athens, Alabama processing facilities. Eight of the growers also filed administrative claims against us. The growers’ claims include: (i) fraud; (ii) fraudulent inducement; (iii) violations of the Packers & Stockyards Act; (iv) breach of fiduciary duty; (v) promissory estoppel; (vi) equitable estoppel; (vii) restitution; and (viii) deceptive trade practices. The claims relate to the growers’ allegations that they were required to spend significant amounts improving their poultry farms in order to continue their contractual relationship with our Company and predecessor companies. On December 17, 2009, we filed objections to the proofs of claim and administrative claims. The parties have engaged in discovery. Since discovery commenced, we announced that we are reopening the Douglas, Georgia complex. Consequently, we circulated new poultry grower contracts with releases to those growers that own and/or operate poultry farms within or near Douglas, Georgia. Because numerous growers signed the poultry grower agreement that contained the release of their claims, approximately 133 of the 161 growers in this consolidated claims administration proceeding withdrew their proofs of claim and motions for administrative expense claims. There are currently approximately 48 growers in this proceeding. We intend to defend vigorously against the merits of the growers’ claims. We express no opinion as to the likelihood of an unfavorable outcome or the amount or range of any possible loss to us.

Numerous former independent contract growers located in our Clinton, Arkansas complex filed proofs of claim against us relating to the Arnold litigation referenced above. The claims include: (i) fraud and deceit; (ii) constructive fraud; (iii) fraud in the inducement;

(iv) promissory estoppel; (v) a request for declaratory relief; and (vi) violations of the Arkansas Livestock and Poultry Contract Protection Act, and relate to the growers’ allegations that they were required to spend significant amounts improving their poultry farms in order to continue their contractual relationship with our Company and predecessor companies prior to us idling our Clinton processing facility. Most of the growers in this consolidated claims administration proceeding were named plaintiffs in the case styled, “Ricky Arnold, et al. v. Pilgrim’s Pride Corporation, et al.” discussed above. On November 30, 2009, we filed objections to the proofs of claim. On August 2, 2010, we filed numerous motions for summary judgment requesting the Bankruptcy Court to dismiss each grower’s causes of action against our Company. In response to the dispositive motions, the growers conceded that their numerous fraud and statutory claims lacked merit; consequently, the parties recently submitted agreed orders dismissing these claims with prejudice. The sole remaining cause of action alleged by the growers against us is promissory estoppel. The hearing on our motions for summary judgment with respect to the promissory estoppel claims occurred on October 19, 2010. On December 15, 2010, the Bankruptcy Court granted the Company’s summary judgment motion on 106 of the 107 growers’ promissory estoppel claims. With regard to the sole remaining grower, the Company intends to defend vigorously against the merits of the grower’s claims. We express no opinion as to the likelihood of an unfavorable outcome or the amount or range of any possible loss to us.

Securities Litigation

On October 29, 2008, Ronald Acaldo filed suit in the US District Court for the Eastern District of Texas, Marshall Division, against us and individual defendants Lonnie “Bo” Pilgrim, Lonnie Ken Pilgrim, J. Clinton Rivers, Richard A. Cogdill and Clifford E. Butler. The Complaint alleged that our Company and the individual defendants violated sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, by allegedly failing to disclose that “(i) the Company’s hedges to protect it from adverse changes in costs were not working and in fact were harming the Company’s results more than helping; (ii) the Company’s inability to continue to use illegal workers would adversely affect its margins; (iii) the Company’s financial results were continuing to deteriorate rather than improve, such that the Company’s capital structure was threatened; (iv) the Company was in a much worse position than its competitors due to its inability to raise prices for consumers sufficient to offset cost increases, whereas its competitors were able to raise prices to offset higher costs affecting the industry; and (v) the Company had not made sufficient changes to its business to succeed in the more difficult industry conditions.” Mr. Acaldo further alleged that he purports to represent a class of all persons or entities who acquired the common stock of our Company from May 5, 2008 through September 24, 2008. The Complaint sought unspecified injunctive relief and an unspecified amount of damages.

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

On November 13, 2008, Chad Howes filed suit in the US District Court for the Eastern District of Texas, Marshall Division, against us and individual defendants Lonnie “Bo” Pilgrim, Lonnie Ken Pilgrim, J. Clinton Rivers, Richard A. Cogdill and Clifford E. Butler. The allegations in the Howes Complaint are identical to those in the Acaldo Complaint, as are the class allegations and relief sought. The defendants were never served with the Howes Complaint.

On May 14, 2009, the Court consolidated the Acaldo and Howes cases and renamed the style of the case, “In re: Pilgrim’s Pride Corporation Securities Litigation.” On May 21, 2009, the Court granted the Pennsylvania Public Fund Group’s Motion for Appointment of Lead Plaintiff. Thereafter, on June 26, 2009, the lead plaintiff filed a Consolidated (and amended) Complaint. The Consolidated Complaint dismissed the Company and Clifford E. Butler as Defendants. In addition, the Consolidated Complaint added the following directors as Defendants: Charles L. Black, Key Coker, Blake D. Lovette, Vance C. Miller, James G. Vetter, Jr., Donald L. Wass, Linda Chavez, and Keith W. Hughes. The Consolidated Complaint alleges four causes of action: violations of Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder solely against Lonnie “Bo” Pilgrim, Clint Rivers, and Richard A. Cogdill (referred as the “Officer Defendants”). Those claims assert that, during the Class Period of May 5, 2008 through October 28, 2008, the defendants, through various financial statements, press releases and conference calls, made material misstatements of fact and/or omitted to disclose material facts by purportedly failing to completely impair the goodwill associated with the Gold Kist acquisition. The Consolidated Complaint also asserts claims under Section 11 of the Securities Act of 1933 against all defendants, asserting that, statements made in a registration statement in connection with the May 14, 2008 secondary offering of our common stock were materially false and misleading for their failure to completely impair the goodwill associated with the Gold Kist acquisition. Finally, the Consolidated Complaint asserts a violation of Section 15 of the Securities Act of 1933 against the Officer Defendants only, claiming that the Officer Defendants were controlling persons of the Company and the other defendants in connection with the Section 11 violation. By the Consolidated Complaint, the lead plaintiff seeks certification of the Class, undisclosed damages, and costs and attorneys’ fees.

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

On August 17, 2010, the Court issued its Memorandum Opinion and Order on the motion to dismiss, granting in part and denying in part, the defendants’ motion. The Court dismissed without prejudice the plaintiffs’ claims alleging securities fraud under Section 10(b) of the Exchange Act and Rule 10b-5 and for controlling person liability under Section 20(a) of the Exchange Act. The Court denied defendants’ motion to dismiss with respect to the plaintiffs’ claim for negligent misrepresentation under Section 11 of the Securities Act and for controlling person liability under Section 15 of the Securities Act. The plaintiffs were granted leave to amend their complaint but elected not to do so. The defendants filed their Original Answer to the Complaint on November 15, 2010.

No discovery has commenced in the consolidated case, and the case has not been set for trial. We express no opinion as to the likelihood of an unfavorable outcome or the amount or range of any possible loss to us by virtue of the consolidated case. We understand that the Officer Defendants intend to defend vigorously against the merits of the action and any attempts by the lead plaintiff to certify a class action.

ERISA Claims and Proceedings

On December 17, 2008, Kenneth Patterson filed suit in the US District Court for the Eastern District of Texas, Marshall Division, against Lonnie “Bo” Pilgrim, Lonnie Ken Pilgrim, Clifford E. Butler, J. Clinton Rivers, Richard A. Cogdill, Renee N. DeBar, our Compensation Committee and other unnamed defendants (the “Patterson action”). On January 2, 2009, a nearly identical suit was filed by Denise M. Smalls in the same court against the same defendants (the “Smalls action”). The complaints in both actions, brought pursuant to section 502 of the Employee Retirement Income Security Act of 1974 (“ERISA”), 29 US C. § 1132, alleged that the individual defendants breached fiduciary duties to participants and beneficiaries of the Pilgrim’s Pride Stock Investment Plan (the “Stock Plan”), as administered through the Pilgrim’s Pride Retirement Savings Plan (the “RSP”), and the To-Ricos, Inc. Employee Savings and Retirement Plan (the “To-Ricos Plan”) (collectively, the “Plans”). The allegations in the complaints were similar to the allegations made in the Acaldo securities case discussed above. Patterson and Smalls further alleged that they purported to represent a class of all persons or entities who were participants in or beneficiaries of the Plans at any time between May 5, 2008 through the present and whose accounts held our common stock or units in our common stock. Both complaints sought actual damages in the amount of any losses the Plans suffered, to be allocated among the participants’ individual accounts as benefits due in proportion to the accounts’ diminution in value, attorneys’ fees, an order for equitable restitution and the imposition of constructive trust, and a declaration that each of the defendants have breached their fiduciary duties to the Plans’ participants.

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

Like the original Patterson and Smalls complaints, the allegations in the Amended Complaint are similar to those made in the Acaldo securities case. The Amended Complaint alleges that the defendants breached ERISA fiduciary duties to participants and beneficiaries of the RSP and To-Ricos Plan by permitting both Plans to continue investing in the Company’s common stock during the alleged class period. The Amended Complaint also alleges that certain defendants were “appointing” fiduciaries who failed to monitor the performance of the defendant-fiduciaries they appointed. Further, the Amended Complaint alleges that all defendants are liable as co-fiduciaries for one another’s alleged breaches. Plaintiffs seek actual damages in the amount of any losses the RSP and To-Ricos Plan suffered, to be allocated among the participants’ individual accounts as benefits due in proportion to the accounts’ alleged diminution in value, costs and attorneys’ fees, an order for equitable restitution and the imposition of constructive trust, and a declaration that each of the defendants have breached their ERISA fiduciary duties to the RSP and To-Ricos Plan’s participants.

The defendants filed a motion to dismiss the Amended Complaint on May 3, 2010. The plaintiffs responded to that motion on July 2, 2010, dropping plaintiff Smalls from the case and adding an additional plaintiff, Stanley Sylvestros. The defendants filed their reply in support of their motion to dismiss on August 2, 2010. The court has not yet ruled on the motion.

Tax Claims and Proceedings

The United States Department of Treasury, Internal Revenue Service (“IRS”) has filed an amended proof of claim in the United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division (the “Bankruptcy Court”) pursuant to which the IRS asserts claims that total $74.7 million. We have filed in the Bankruptcy Court (i) an objection to the IRS’ amended proof of claim, and (ii) a motion requesting the Bankruptcy Court to determine our US federal tax liability pursuant to Sections 105 and 505 of the Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”). The objection and motion assert that the Company has no liability for the additional US federal taxes that have been asserted for pre-petition periods by the IRS. The IRS has responded in opposition to our objection and motion. On July 8, 2010, the Bankruptcy Court granted our unopposed motion requesting that the Bankruptcy Court abstain from determining our federal tax liability. As a result, we intend to work with the IRS through the normal processes and procedures that are available to all taxpayers outside of bankruptcy (including the United States Tax Court (“Tax Court”) proceedings discussed below) to resolve the IRS’ amended proof of claim.

In connection with the amended proof of claim, on May 26, 2010, we filed a petition in Tax Court in response to a Notice of Deficiency that was issued to the Company as the successor in interest to Gold Kist. The Notice of Deficiency and the Tax Court proceeding relate to a loss that Gold Kist claimed for its tax year ended June 26, 2004. The matter is currently in the early stages of litigation.

On August 10, 2010, we filed two petitions in Tax Court. The first petition relates to three Notices of Deficiency that were issued to us with respect to our 2003, 2005 and 2007 tax years. The second petition relates to a Notice of Deficiency that was issued to us with respect to Gold Kist’s tax year ended June 30, 2005, and its short tax year ended September 30, 2005. Both cases are currently in the early stages of litigation.

We express no opinion as to the likelihood of an unfavorable outcome or the amount or range of any possible loss to us related to the above Tax Court cases.

The Notices of Deficiency and the Tax Court proceedings discussed above cover the same tax years and the same amounts that were asserted by the IRS in its $74.7 million amended proof of claim that was filed in the Bankruptcy Court.

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

Market Information

Effective December 1, 2008, the New York Stock Exchange (“NYSE”) delisted our common stock as a result of the Company’s filing of its Chapter 11 petition. Our common stock was then quoted on the Pink Sheets Electronic Quotation Service under the ticker symbol “PGPDQ.PK.” The Company applied with the NYSE to list its common stock upon its exit from bankruptcy under its prior ticker symbol “PPC.” Effective December 29, 2009, the NYSE listed our common stock and it is now quoted under our ticker symbol “PPC.”

High and low prices of the Company’s common stock for 2010 and 2009 are as follows:

	2010 Prices		2009 Prices
Quarter	High	Low	High	Low
First	$11.53	$7.63	$4.98	$0.14
Second	$13.05	$6.38	$2.99	$0.46
Third	$7.70	$5.73	$6.70	$1.40
Fourth	$8.10	$5.35	$7.90	$3.67
Transition Period			$8.45	$5.31

Holders

The Company estimates there were approximately 21,400 holders (including individual participants in security position listings) of the Company’s common stock as of February 10, 2011.

Mandatory Exchange Transaction

The Amended and Restated Certificate of Incorporation (the “Restated Certificate of Incorporation”) provides that, if JBS USA completes an initial public offering of common stock of JBS USA (the “JBS USA Common Stock”) and the offered shares are listed on a national securities exchange, then, at any time during an exchange window (as set forth therein) falling within the period commencing on the date of the closing of the offering and ending on January 27, 2012, JBS USA will have the right to deliver written notice of the mandatory exchange of the common stock of the Company (the “Mandatory Exchange Transaction”) to the Company. Upon delivery to the Company of notice of the Mandatory Exchange Transaction each share of common stock of the Company held by stockholders other than JBS USA (the “Exchanged Holders”) will automatically, without any further action on behalf of the Company or any of the Exchanged Holders, be transferred to JBS USA in exchange for a number of duly authorized, validly issued, fully paid and non-assessable shares of JBS USA Common Stock equal to the exchange offer ratio set forth therein.

Dividends

The Company did not pay dividends in 2010 or 2009. On December 28, 2009, the Company and JBS USA entered into a stockholders agreement. The stockholders agreement, among other things, prohibits the Company from declaring dividends other than on a pro rata basis until the completion of the Mandatory Exchange Transaction. Our Exit Credit Facility also prohibits us from paying dividends on our common stock. Further, the indenture governing our 7 7/8% Senior Notes restricts, but does not prohibit, the Company from declaring dividends.

Issuer Purchases of Equity Security in 2010

Period	Total Number of Shares Purchased (a)			Average Price Paid per Share (b)		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (d)
September 27, 2010 to October 24, 2010	-			-		-	-
October 25, 2010 to November 28, 2010	7,000,000	(i	)	5.96	(i)	-	-
November 29, 2010 to December 26, 2010	-			-		-	-

Total	7,000,000			5.96		-	-

(i)

The Company did not repurchase any of its equity securities in 2010. However, on November 5, 2010, JBS USA acquired 7,000,000 shares of common stock of the Company from Pilgrim Interests, Ltd., an entity related to Lonnie “Bo” Pilgrim, a member of the Company’s Board of Directors, in exchange for $41,720,000 in cash. The purchase was effected pursuant to a letter agreement dated as of November 5, 2010, among JBS USA, Pilgrim Interests, Ltd. and Lonnie “Bo” Pilgrim.

Total Return on Registrant’s Common Equity

The following graph compares the performance of the Company with that of the Russell 2000 composite index and a peer group of companies for the period from December 28, 2009 to December 26, 2010, with the investment weighted on market capitalization. Data for periods prior to December 28, 2009 is not shown because we were in bankruptcy prior to that date and financial results before and after December 28, 2009 are not comparable. The total cumulative return on investment (change in the year-end stock price plus reinvested dividends) for each of the periods for the Company, the Russell 2000 composite index and the peer group is based on the stock price or composite index at the beginning of the applicable period. Companies in the peer group index include Cagle’s, Inc., Sanderson Farms Inc., Hormel Foods Corp., Smithfield Foods Inc. and Tyson Foods Inc.

The graph covers the period from December 28, 2009 to December 26, 2010, and reflects the performance of the Company’s single class of common stock. The stock price performance represented by this graph is not necessarily indicative of future stock performance.

	12/28/09	1/24/10	2/28/10	3/28/10	4/25/10	5/30/10	6/27/10	7/25/10	8/29/10	9/26/10	10/24/10	11/28/10	12/26/10
Pilgrim’s Pride Corporation	$100.00	$96.75	$101.01	$118.81	$144.01	$89.36	$80.52	$78.28	$71.89	$64.50	$66.41	$74.69	$79.73
Russell 2000	100.00	97.50	99.43	107.52	117.59	104.99	102.45	103.44	98.17	106.91	112.18	116.98	126.08
Peer Group	100.00	103.88	116.36	127.06	127.53	117.64	115.30	117.45	115.93	115.23	116.19	123.84	133.18

Item 6.	Selected Financial Data

(In thousands, except ratios and per share data)	2010(a)			13 weeks ended Dec 27, 2009(a)		13 weeks ended Dec 27, 2008	2009(a)(b)		2008(a)(b)

Income Statement Data:
Net sales	$6,881,629			$1,602,734		$1,876,991	$7,088,055		$8,518,757
Gross profit (loss)(f)	460,993			68,753		(100,142)	310,803		(247,359)
Goodwill impairment	-			-		-	-		501,446
Operating income (loss)(f)	185,427			7,589		(178,241)	67,327		(1,057,696)
Interest expense, net	101,748			44,193		39,569	157,543		131,627
Loss on early extinguishment of debt	11,726			-		-	-		-
Reorganization items, net	18,541			32,726		13,250	87,275		-
Income (loss) from continuing operations before income taxes(f)	66,488			(68,446)		(229,091)	(173,849)		(1,185,909)
Income tax expense (benefit)(g)	(23,838)			(102,371)		278	(21,586)		(194,921)
Income (loss) from continuing operations(f)	90,326			33,925		(229,369)	(152,263)		(990,988)
Net income (loss) attributable to noncontrolling interest	3,185			312		(13)	(82)		1,184
Net income (loss)(f)	87,141			33,613		(228,782)	(151,582)		(998,581)
Ratio of earnings to fixed charges(h)	1.49	x		(h )		(h )	(h )		(h )

Per Common Share Data:
Income (loss) from continuing operations	$0.41			$0.45		$(3.10)	$(2.06)		$(14.31)
Net income (loss)	0.41			0.45		(3.09)	(2.05)		(14.40)
Cash dividends	-			-		-	-		0.09
Book value	5.01			2.58		1.75	2.04		5.07

Balance Sheet Summary:
Working capital surplus (deficit)(i)	971,830			675,256		757,862	858,030		(1,262,242)
Total assets	3,218,898			3,209,463		3,215,135	3,060,504		3,298,709
Notes payable and current maturities of long-term debt(j)	58,144			221,195		-	-		1,874,469
Long-term debt, less current maturities(j)	1,281,160			1,876,277		41,521	41,062		67,514
Total stockholders’ equity	1,072,663			191,952		129,420	150,920		351,741

Cash Flow Summary:
Cash flows from operating activities	$14,605			$(4,057)		$(168,674)	$64,934		$(680,852)
Depreciation and amortization(k)	231,045			56,705		60,158	236,005		240,305
Impairment of goodwill and other assets	26,484			-		-	5,409		514,630
Purchases of investment securities	(17,201)			(6,024)		(5,629)	(19,958)		(38,043)
Proceeds from sale or maturity of investment securities	68,100			4,511		4,591	18,946		27,545
Acquisitions of property, plant and equipment	(179,332)			(30,463)		(29,028)	(88,193)		(152,501)
Business acquisitions, net of equity consideration(c)(d)(e)	-			-		-	-		-
Cash flows from financing activities	(29,480)			48,250		223,595	101,153		797,743

Other Data:
EBITDA(l)	$384,484			$31,015		$(130,906)	$212,911		$(818,924)
Adjusted EBITDA(l)	481,906			64,947		(115,221)	314,719		(274,516)

Key Indicators (as a percent of net sales):
Gross profit (loss)(f)	6.7		%	4.3	%	(5.3)%	4.4	%	(2.9)%
Selling, general and administrative expenses	3.0		%	3.9	%	3.9%	3.4	%	3.4%
Operating income (loss)(f)	2.7		%	0.5	%	(9.5)%	0.9	%	(12.4)%
Interest expense, net	1.5		%	2.8	%	2.1%	2.2	%	1.5%
Income (loss) from continuing operations(f)	1.3		%	2.1	%	(12.2)%	(2.1)%		(11.6)%
Net income (loss)(f)	1.3		%	2.1	%	(12.2)%	(2.1)%		(11.7)%

2007(a)(b)(c)			2006(a)(b)		2005(a)(b)			2004(a)(b)(d)			2003(a)(b)			2002(a)(b)			2001(a)(b)(e)			2000(a)
								(53 weeks)

$7,498,612			$5,152,729		$5,461,437			$5,077,471			$2,313,667			$2,185,600			$1,975,877			$1,499,439
592,730			297,083		751,317			611,838			249,363			153,599			197,561			165,828
-			-		-			-			-			-			-			-
237,191			11,105		458,351			385,968			137,605			48,457			90,253			80,488
118,542			38,965		42,632			48,419			30,726			24,199			25,619			17,779
26,463			-		-			-			-			-			1,433			-
-			-		-			-			-			-			-			-

98,926			(26,063)		427,547			332,863			144,482			28,267			62,728			62,786
47,319			1,573		147,543			127,142			37,870			(2,475)			21,051			10,442
51,607			(27,636)		280,004			205,721			106,244			31,466			41,677			52,344
91			563		185			(36)			(368)			724			-			-
47,017			(34,232)		264,979			128,340			56,036			14,335			41,137			52,344
1.63	x		(h )		7.69	x		6.22	x		4.37	x		1.21	x		1.80	x		3.04	x

$0.77			$(0.42)		$4.20			$3.28			$2.59			$0.75			$1.01			$1.27
0.71			(0.51)		3.98			2.05			1.36			0.35			1.00			1.27
0.09			1.09		0.06			0.06			0.06			0.06			0.06			0.06
17.61			16.79		18.38			13.87			10.46			9.59			9.27			8.33

395,858			528,837		404,601			383,726			211,119			179,037			203,350			124,531
3,774,236			2,426,868		2,511,903			2,245,989			1,257,484			1,227,890			1,215,695			705,420
2,872			10,322		8,603			8,428			2,680			3,483			5,099			4,657
1,318,558			554,876		518,863			535,866			415,965			450,161			467,242			165,037
1,172,221			1,117,328		1,223,598			922,956			446,696			394,324			380,932			342,559

$463,964			$30,329		$493,073			$272,404			$98,892			$98,113			$87,833			$130,803
204,903			135,133		134,944			113,788			74,187			70,973			55,390			36,027
-			3,767		-			45,384			-			-			-			-
(125,045)			(318,266)		(305,458)			-			-			-			-			-
208,676			490,764		-			-			-			-			-			-
(172,323)			(143,882)		(116,588)			(79,642)			(53,574)			(80,388)			(112,632)			(92,128)
(1,102,069)			-		-			(272,097)			(4,499)			-			(239,539)			-
630,229			(38,750)		18,860			96,665			(39,767)			(21,793)			246,649			(24,769)

$415,817			$145,429		$602,802			$493,119			$247,550			$122,746			$141,877			$115,356
442,189			148,633		602,617			493,155			247,918			122,022			143,310			115,356

7.9		%	5.8	%	13.8		%	12.1		%	10.8		%	7.0		%	10.0		%	11.1		%
4.7		%	5.6	%	5.4		%	4.3		%	4.8		%	4.8		%	5.4		%	5.7		%
3.2		%	0.2	%	8.4		%	7.6		%	5.9		%	2.2		%	4.6		%	5.4		%
1.6		%	0.8	%	0.8		%	1.0		%	1.3		%	1.1		%	1.3		%	1.2		%
0.7		%	(0.5)%		5.1		%	4.1		%	4.6		%	1.4		%	2.1		%	3.5		%
0.6		%	(0.7)%		4.9		%	2.1		%	2.4		%	0.7		%	2.1		%	3.5		%

(a)

In December 2009, we changed our fiscal year end from the Saturday nearest September 30 of each year to the last Sunday in December of each year. The change was effective for our 2010 fiscal year, which began December 28, 2009 and ended December 26, 2010 and resulted in an approximate three-month transition period which began September 27, 2009 and ended December 27, 2009. The reader should assume any reference we make to a particular year (for example, 2010) in this report applies to our fiscal year and not the calendar year.

(b)	In March 2008, the Company sold certain assets of its turkey business. We are reporting our operations with respect to this business as a discontinued operation for all periods presented.

(c)

The Company acquired Gold Kist Inc. on December 27, 2006, for $1.139 billion. For financial reporting purposes, we have not included the operating results and cash flows of Gold Kist in our consolidated financial statements for the period from December 27, 2006, through December 30, 2006. The operating results and cash flows of Gold Kist from December 27, 2006, through December 30, 2006, were not material.

(d)

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

(f)	Gross profit, operating income and net income include the following non-recurring recoveries, restructuring charges and other unusual items for each of the years presented:

	2010	Transition Period	13 Weeks Ended December 27, 2008	2009	2008	2005	2004
Effect on gross profit and operating income:	(In millions)
Operational restructuring charges	$(4.3)	$(2.9)	$-	$(12.5)	$(28.0)	$-	$-
Non-recurring recoveries for recall insurance	$-	$-	$-	$-	$-	$-	$23.8
Non-recurring recoveries for vitamin and methionine litigation	$-	$-	$-	$-	$-	$-	$0.1
Additional effect on operating income:
Goodwill impairment	$-	$-	$-	$-	$(501.4)	$-	$-
Administrative restructuring charges	$(66.0)	$1.4	$(2.4)	$(2.0)	$(16.2)	$-	$-
Other income from litigation settlement	$-	$-	$-	$-	$-	$11.7	$-
Other income from vitamin and methionine litigation	$-	$-	$-	$-	$-	$-	$0.9

In addition, the Company estimates its losses related to the October 2002 recall (excluding insurance recoveries) and the 2002 avian influenza outbreak negatively affected gross profit and operating income in each of the years presented as follows (in millions):

	2004	2003	2002
Recall effects (estimated)	$(20.0)	$(65.0)	$—
Losses from avian influenza (estimated)	$—	$(7.3)	$(25.6)

(g)

Income tax benefit in 2010 resulted primarily from the benefit on the deconsolidation for tax purposes of the Mexico operations and a decrease in valuation allowance. The deconsolidation for tax purposes of the Mexico operations was in response to changes in the Mexican tax laws that became effective January 1, 2010. The deconsolidation reduces the accrued taxes that had been previously recognized under the consolidated filing status as it eliminates recapturing certain taxes required under the new consolidation laws. Income tax benefit for the Transition Period resulted primarily from the release of valuation allowance because of new provisions that increased US federal net operating loss carry backs net of tax expense for new Mexico tax legislation. Income tax expense for the thirteen weeks ended December 27, 2008 resulted primarily from an increase in valuation allowance. Income tax benefit in 2009 resulted primarily from a decrease in reserves for unrecognized tax benefits. Income tax benefit in 2008 resulted primarily from significant net operating losses incurred in 2008. The increase in tax expense in 2007 over 2006 resulted primarily from increased pretax earnings in 2007. The decrease in tax expense in 2006 from 2005 resulted primarily from a pretax loss in 2006 versus significant earnings in 2005. While the tax expense for 2005 increased over 2004, the effective tax rate for 2005 decreased from 2004. This decrease was primarily due to an increase in net income before tax in our Mexico operations, which are taxed at a lower rate than our US operations. Tax expense increased in 2004 over 2003 primarily as a result of increased pretax earnings in 2004. Tax expense increased in 2003 over fiscal 2002 primarily as a result of increased pretax earnings in 2003. This increase was offset by a benefit resulting from the reduction in a valuation allowance for net operating loss carry forwards for Mexican tax purposes. An income tax benefit for 2002 resulted from a tax benefit of $11.9 million due to Mexican tax law changes in 2002.

(h)

For purposes of computing the ratio of earnings to fixed charges, earnings consist of income before income taxes plus fixed charges (excluding capitalized interest). Fixed charges consist of interest (including capitalized interest) on all indebtedness, amortization of capitalized financing costs and that portion of rental expense that we believe to be representative of interest. Earnings were inadequate to cover fixed charges by $69.5 million, $229.8 million, $176.5 million, $1,191.2 million and $30.4 million in the Transition Period, the three months ended December 27, 2008, 2009, 2008 and 2006, respectively.

(i)

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

(j)

The Company had current maturities of pre-petition long-term debt totaling $4.2 million and pre-petition long-term debt totaling $1,999.8 million at September 26, 2009, that were included in Liabilities subject to compromise.

(k)

Includes amortization of capitalized financing costs of approximately $14.8 million, $1.4 million, $1.5 million, $6.8 million, $4.9 million, $6.6 million, $2.6 million, $2.3 million, $2.0 million, $1.5 million, $1.4 million, $1.9 million, and $1.2 million in 2010, the Transition Period, the three months ended December 27,2008, 2009, 2008, 2007, 2006, 2005, 2004, 2003, 2002, 2001 and 2000, respectively.

(l)

“EBITDA” is defined as the sum of income (loss) from continuing operations plus interest, taxes, depreciation and amortization. “Adjusted EBITDA” is calculated by adding to EBITDA certain items of expense and deducting from EBITDA certain items of income that we believe are not indicative of our ongoing operating performance consisting of: (i) income (loss) attributable to noncontrolling interests in the period from 2002 through 2010 and the Transition Period, (ii) goodwill impairment in 2008, (iii) restructuring charges in 2010, 2009, 2008 and 2007, (iv) reorganization items in 2010 and 2009 and (v) losses on early extinguishment of debt in 2007 and 2010. EBITDA is presented because it is used by us and we believe it is frequently used by securities analysts, investors and other interested parties, in addition to and not in lieu of results prepared in conformity with GAAP, to compare the performance of companies. We believe investors would be interested in our Adjusted EBITDA because this is how our management analyzes EBITDA from continuing operations. We also believe that Adjusted EBITDA, in combination with our financial results calculated in accordance with GAAP, provides investors with additional perspective regarding the impact of certain significant items on EBITDA and facilitates a more direct comparison of its performance with its competitors. EBITDA and Adjusted EBITDA are not measurements of financial performance under GAAP. EBITDA and Adjusted EBITDA have limitations as analytical tools and should not be considered in isolation or as substitutes for an analysis of our results as reported under GAAP. Some of the limitations of these measures are:

•	They do not reflect our cash expenditures, future requirements for capital expenditures or contractual commitments;
•	They do not reflect changes in, or cash requirements for, our working capital needs;
•	They do not reflect the significant interest expense or the cash requirements necessary to service interest or principal payments on our debt;
•

Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect any cash requirements for such replacements;

•	They are not adjusted for all non-cash income or expense items that are reflected in our statements of cash flows;
•	EBITDA does not reflect the impact of earnings or charges attributable to noncontrolling interests;
•	They do not reflect the impact of earnings or charges resulting from matters we consider to not be indicative of our ongoing operations; and
•	They do not reflect limitations on or costs related to transferring earnings from our subsidiaries to us.

In addition, other companies in our industry may calculate these measures differently than we do, limiting their usefulness as a comparative measure. Because of these limitations, EBITDA and Adjusted EBITDA should not be considered as an alternative to cash flow from operating activities or as a measure of liquidity or an alternative to net income as indicators of our operating performance or any other measures of performance derived in accordance with GAAP. You should compensate for these limitations by relying primarily on our GAAP results and using EBITDA and Adjusted EBITDA only supplementally.

A reconciliation of income (loss) from continuing operations to EBITDA and Adjusted EBITDA is as follows:

	2010	Transition Period	13 Weeks Ended December 27, 2008	2009	2008	2007	2006
	(In thousands)
Income (loss) from continuing operations	$90,326	$33,925	$(229,367)	$(152,263)	$(990,988)	$51,607	$(27,636)

Add:
Interest expense, net (i)	101,748	44,193	39,569	157,543	131,627	118,542	38,965
Income tax expense (benefit)	(23,838)	(102,371)	278	(21,586)	(194,921)	47,319	1,573
Depreciation and amortization of continuing operations	231,045	56,705	60,158	236,005	240,305	204,903	135,133
Minus:
Amortization of capitalized financing costs(ii)	14,797	1,437	1,544	6,788	4,947	6,554	2,606

EBITDA	384,484	31,015	(130,906)	212,911	(818,924)	415,817	145,429

Add:
Goodwill impairment (iii)	-	-	-	-	501,446	-	-
Restructuring charges (iv)	70,340	1,518	2,422	14,451	44,146	-	3,767
Reorganization items, net (v)	18,541	32,726	13,250	87,275	-	-	-
Loss on early extinguishment of debt (vi)	11,726	-	-	-	-	26,463	-
Minus:
Net income (loss) attributable to noncontrolling interest	3,185	312	(13)	(82)	1,184	91	563

Adjusted EBITDA	$481,906	$64,947	$(115,221)	$314,719	$(274,516)	$442,189	$148,633

	2005	2004	2003	2002	2001	2000
	(In thousands)
Income (loss) from continuing operations	$280,004	$205,721	$106,244	$31,466	$41,677	$52,344

Add:
Interest expense, net (i)	42,632	48,419	30,726	24,199	25,619	17,779
Income tax expense (benefit)	147,543	127,142	37,870	(2,475)	21,051	10,442
Depreciation and amortization of continuing operations	134,944	113,788	74,187	70,973	55,390	36,027
Minus:
Amortization of capitalized financing costs(ii)	2,321	1,951	1,477	1,417	1,860	1,236

EBITDA	602,802	493,119	247,550	122,746	141,877	115,356

Add:
Goodwill impairment (iii)	-	-	-	-	-	-
Restructuring charges (iv)	-	-	-	-	-	-
Reorganization items, net (v)	-	-	-	-	-	-
Loss on early extinguishment of debt (vi)	-	-	-	-	1,433	-
Minus:
Net income (loss) attributable to noncontrolling interest	185	(36)	(368)	724	-	-

Adjusted EBITDA	$602,617	$493,155	$247,918	$122,022	$143,310	$115,356

(i)	Interest expense, net, consists of interest expense less interest income.
(ii)	Amortization of capitalized financing costs is included in both interest expense, net and depreciation and amortization above.
(iii)	Goodwill impairment includes costs recognized to write off the carrying amount of goodwill recognized in the acquisition of Gold Kist.
(iv)	Restructuring charges includes tangible asset impairment, severance and change-in-control compensation costs, and losses incurred on both the sale of unneeded broiler eggs and flock depletion.
(v)

Reorganization items, net, includes professional fees directly related to our reorganization, the elimination of unamortized loan costs associated with certain of our terminated borrowing arrangements, the recognition in earnings of a previously unrealized gain on a derivative instrument purchased to hedge interest rate risk related to certain of our terminated borrowing arrangements, expenses related to the execution of a borrowing arrangement during our reorganization, costs related to post-petition facility closures, gains recognized on the sales of a processing facility and undeveloped land and a loss recognized on the sale of our interest in a hog farming joint venture.

(vi)	Loss on early extinguishment of debt includes premiums paid and the elimination of unamortized loan costs related to the pre-petition retirement of certain of our unsecured notes.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Description of the Company

We are the second-largest chicken producer in the world with operations in the US, Mexico and Puerto Rico. We are primarily engaged in the production, processing, marketing and distribution of fresh, frozen and value-added chicken products to retailers, distributors and foodservice operators. Our primary product types are fresh chicken products, prepared chicken products and export chicken products. We sell our fresh chicken products to the foodservice and retail markets. We sell our prepared food products to foodservice customers and retail distributors. We also export products to customers in approximately 95 countries, including Mexico, Russia and China. As a vertically integrated company, we control every phase of the production of our products. We operate feed mills, hatcheries, processing plants and distribution centers in 14 US states, Puerto Rico and Mexico. We operate in one reportable business segment, as a producer and seller of chicken products we either produce or purchase for resale. Our fresh chicken products consist of refrigerated (non-frozen) whole or cut-up chicken, either pre-marinated or non-marinated, and pre-packaged chicken in various combinations of freshly refrigerated, whole chickens and chicken parts. Our prepared chicken products include portion-controlled breast fillets, tenderloins and strips, delicatessen products, salads, formed nuggets and patties and bone-in chicken parts. These products are sold either refrigerated or frozen and may be fully cooked, partially cooked or raw. In addition, these products are breaded or non-breaded and either pre-marinated or non-marinated.

We have a broad geographic reach, and we offer our diverse customer base a balanced portfolio of fresh and prepared chicken products. We have consistently provided our customers with high quality products and service with a focus on delivering higher-value, higher-margin, prepared food products. As such, we have become a valuable partner to our customers and a recognized industry leader. Our sales efforts are largely targeted towards the foodservice industry, principally chain restaurants and food processors. In 2010, we sold 6.9 billion pounds of dressed chicken and generated net sales of $6.9 billion. Our US operations, including Puerto Rico, accounted for 90.6% of our net sales in 2010. Our Mexico operations generated the remaining 9.4% of our net sales in that year.

In December 2009, we adopted the Restated Bylaws, which changed our fiscal year end from the Saturday nearest September 30 of each year to the last Sunday in December of each year. This change aligns our reporting cycle with the fiscal calendar of our majority stockholder, JBS USA. The change was effective for our 2010 fiscal year, which began December 28, 2009 and ended December 26, 2010 and resulted in an approximate three-month transition period which began September 27, 2009 and ended December 27, 2009 (the “Transition Period”). We now operate on the basis of a 52/53-week fiscal year that ends on the Sunday falling on or before December 31. The reader should assume any reference we make to a particular year (for example, 2010) in this report applies to our fiscal year and not the calendar year.

Executive Summary

We reported net income attributable to Pilgrim’s Pride Corporation of $87.1 million, or $0.41 per common share, for 2010. These operating results included gross profit of $461.0 million. During 2010, we received $14.6 million of cash from operations. At December 26, 2010, we had cash and cash equivalents totaling $106.1 million.

Market prices for feed ingredients increased significantly in the last six months of 2010 after decreasing throughout 2009 and the first six months of 2010. Market prices for feed ingredients remain volatile. Consequently, there can be no assurance that our feed ingredient prices will not continue to increase materially. The following table compares the highest and lowest prices reached on nearby futures for one bushel of corn and one ton of soybean meal during the current year and previous three years:

	Corn		Soybean Meal
	Highest Price	Lowest Price	Highest Price	Lowest Price

2010:
Fourth Quarter	$6.15	$4.56	$364.90	$283.20
Third Quarter	5.24	3.25	321.50	293.00
Second Quarter	3.79	3.36	296.50	260.60
First Quarter	4.26	3.44	321.00	249.60
2009:
Transition Period	4.13	3.31	336.00	272.00
Fourth Quarter	3.83	3.00	424.00	276.00
Third Quarter	4.50	3.61	433.40	278.00
Second Quarter	4.28	3.38	326.00	264.80
First Quarter	5.24	2.90	302.00	237.00
2008	7.60	3.35	455.50	254.10
2007	4.37	2.62	286.50	160.20

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

We plan to increase production by a total of 10%, or 3.9 million birds per week, over the next two years. We reopened the idled processing plant in Douglas, Georgia, which we plan to have at full capacity by fall 2011. If market conditions are favorable, we plan to further expand production capacity at existing facilities later and to possibly reopen a second idled facility.

On January 13, 2010, we started purchasing derivative financial instruments, specifically exchange-traded futures and options, in an attempt to mitigate price risk related to our anticipated consumption of commodity inputs such as corn, soybean meal and natural gas. As of December 26, 2010, we had long derivative positions in place covering 13.8% and 8.7% of anticipated corn and soybean meal needs, respectively, through December 2011. At December 26, 2010, the fair values of commodity derivative assets and commodity derivative liabilities totaled $33.4 million and $16.4 million, respectively. Our counterparties require that we post cash collateral for changes in the net fair value of the derivative contracts. At December 26, 2010, we had posted $4.5 million of cash collateral with our counterparties to secure our open positions. We do not designate derivative financial instruments that we purchase to mitigate commodity purchase exposures as cash flow hedges; therefore, we recognize changes in the fair value of these derivative financial instruments immediately in earnings. During 2010, we recognized a gain of $69.2 million, and in 2009 and 2008 we recognized losses of $21.1 million and $38.3 million, respectively, related to changes in the fair values of these derivative financial instruments. We did not recognize gains or losses related to changes in derivative financial instruments during the Transition Period. At December 26, 2010, we held written put options expiring between May 2011 and December 2011 on 6,775 corn contracts and 760 soybean meal contracts with an aggregate fair value of $7.9 million. At December 26, 2010, we were also in short positions on 2,805 corn contracts and 692 soybean meal contracts with an aggregate fair value of $8.5 million.

We recognized net reorganization expenses of $18.5 million during 2010. These expenses included (i) costs associated with the elimination of unamortized capitalized finance charges related to our pre-petition secured credit facilities, the 7 5/8% Senior Notes due 2015 and the 8 3/8% Senior Subordinated Notes due 2017, (ii) professional fees charged for post-petition reorganization services and (iii) severance and other costs related to post-petition facility closures and reduction-in-force (“RIF”) actions. These reorganization costs were partially offset by the recognition during the three months ended March 28, 2010 of a previously unrealized gain totaling $4.1 million on a derivative financial instrument designated as a cash flow hedge related to public debt extinguished on December 28, 2009.

During 2010, we recognized $18.2 million in change-in-control compensation and $13.0 million in severance costs related to our integration with JBS USA. We also recognized an $11.7 million loss on the early extinguishment of debt during 2010.

From February 2008 through December 2010, we completed the following exit or disposal activities:

•	Closed ten processing facilities/complexes (we reopened a facility in Douglas, Georgia and plan to have it at full capacity by fall 2011) and eight distribution centers;
•	Sold one closed processing complex and four closed distribution centers;
•	Reduced or consolidated production at various other processing facilities/complexes;
•	Closed two administrative office buildings; and
•	Reduced our workforce by 898 non-production positions.

As of December 26, 2010, these exit or disposal activities, undertaken as part of our reorganizational efforts, have eliminated approximately 12,000 positions and resulted in net charges totaling $84.2 million.

Results of operations for 2010, the Transition Period, 2009 and 2008 included exit or disposal costs totaling $32.0 million, $3.2 million, $30.5 million and $16.2 million, respectively. All exit or disposal costs, with the exception of costs related to lease obligations and inventory reserves related to closed facilities, have resulted in cash expenditures or will result in cash expenditures within one year.

Results of operations for 2010, the Transition Period and 2009 included adjustments totaling $11.9 million, $4.1 million, $9.2 million, respectively, which reduced accrued costs. There were no significant adjustments in 2008. Adjustments recognized in the year ended 2010 included favorable adjustments to incentive compensation and related excise taxes upon finalization of an incentive plan analysis as well as the elimination of accrued severance and other exit or disposal costs at the culmination of the related exit or disposal period. These adjustments also included the assumption of a lease obligation related to our closed administrative office by an outside party.

The fair values of our administrative campuses in Pittsburg, Texas and Atlanta, Georgia were estimated using the market approach during the fourth quarter of 2010. We recognized impairment charges totaling $17.9 million and $6.9 million, respectively, during 2010 to reduce the carrying amounts of certain idled assets located at these campuses to fair value. In 2010, we also recognized operational restructuring charges totaling $1.0 million and administrative restructuring charges totaling $0.7 million to impair the carrying amounts of certain idled assets located in Georgia, North Carolina and Texas to fair value.

Since exiting from bankruptcy, we have focused on integrating our operations into the existing operations of JBS USA. We have made a series of changes to further this integration, including streamlining administrative functions and sales networks, consolidating distribution networks, optimizing freight and storage costs, capturing shared purchasing opportunities, consolidating treasury and risk management systems and implementing best practices throughout the business. We have also continued to streamline our operations and sell assets as part of our restructuring. Since our emergence from bankruptcy, we have eliminated 458 corporate and administrative positions across the organization as a result of our integration with JBS USA. As of December 26, 2010, the remaining total planned reduction in workforce of non-production positions under our integration is approximately 20 positions.

We continue to review and evaluate various restructuring and other alternatives to streamline our operations, improve efficiencies and reduce costs. Such initiatives may include selling assets, consolidating operations and functions, employee relocation and voluntary and involuntary employee separation programs. Any such actions may require us to obtain the pre-approval of the lenders under our secured revolving credit and term loan agreement with

CoBank ACB, as Administrative Agent and Collateral Agent, and certain other lenders party thereto (the “Exit Credit Facility”). In addition, such actions will subject us to additional short-term costs, which may include asset impairment charges, lease commitment costs, employee retention and severance costs and other costs. Certain of these activities may have a disproportionate impact on our income relative to the cost savings.

We recently participated in antidumping and countervailing duty proceedings initiated by the Ministry of Commerce of the People’s Republic of China (“MOFCOM”). In these proceedings, MOFCOM examined whether US chicken producers, including us, were dumping certain chicken products into the People’s Republic of China (excluding the Special Administrative Region of Hong Kong), and whether US chicken producers, including us, were receiving countervailable subsidies in respect to those chicken products. MOFCOM concluded these proceedings in September 2010 and imposed antidumping and countervailing duties on the US chicken producers. The duties imposed range from 54.3% to 135.7%. The rate imposed on us is 58.5%. Until these duties are modified or eliminated, the duty rates can be expected to deter Chinese importers from purchases of US-origin chicken products, including our chicken products, and can be expected to diminish the volume of such purchases. The basis for imposing the duties may be challenged by the US in dispute settlement proceedings in the World Trade Organization.

Russia effectively banned US poultry imports shipped after January 1, 2010 due to residue levels left from a chlorine treatment procedure required by US Department of Agriculture regulations. As long as the restrictions remained in place, we were unable to export our chicken products to Russia. On June 24, 2010, Russia and the US announced they had reached an agreement to permit the resumption of US poultry exports to Russia. We began exporting products to Russia again in September 2010. No assurances can be given that new disruptions will not arise. For example, Russia has indicated that it will develop its own internal poultry production and has set an import quota of 350,000 metric tons of poultry for 2011. We have been able to mitigate the impact of these disruptions by selling our products to other customers.

On February 7, 2011, Mexico, the top foreign buyer of US chicken in calendar year 2010, announced that it would investigate US producers over dumping complaints lodged by Mexican chicken processors. Mexican chicken processors allege US producers sold chicken legs and thighs on the Mexican market below their cost of production in 2010.

Emergence from Bankruptcy

On December 1, 2008, we and six of our subsidiaries filed voluntary petitions in the United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division, seeking reorganization relief under the provisions of Chapter 11 of Title 11 of the United States Code. We emerged from our Chapter 11 bankruptcy proceedings on December 28, 2009. In connection with our emergence from bankruptcy, our common stock outstanding immediately prior to the emergence was cancelled and converted into the right to receive newly-issued shares of common stock of the reorganized Company based on a one-for-one exchange ratio, which constitutes 36.0% of the total number of shares of our newly-issued common stock. The remaining shares of our newly-issued common stock, constituting 64.0% of our total issued and outstanding common stock on the date of our emergence from bankruptcy, were purchased by JBS USA, a wholly-owned indirect subsidiary of JBS S.A., a Brazil-based meat producer, for $800.0 million in cash. Subsequently, JBS USA increased its stake in our Company to 67.3%. Upon exiting from bankruptcy, we and certain of our subsidiaries entered into our Exit Credit Facility that provides for an aggregate commitment of $1.75 billion. The facility consisted of a three-year $600.0 million revolving credit facility, a three-year $375.0 million Term A facility and a five-year $775.0 million Term B facility. As of December 26, 2010, a principal amount of $205.3 million under the revolving loan commitment and a principal amount of $632.5 million under the Term B facility were outstanding.

Upon exiting from bankruptcy, we did not meet the requirements under Accounting Standards Codification (“ASC”) Topic 852, Reorganizations, to adopt fresh start accounting. Fresh start accounting requires the debtor to use current fair values in its balance sheet for both assets and liabilities and to eliminate all prior earnings or deficits. The two requirements to fresh start accounting are (i) the reorganization value of the company’s assets immediately before the date of confirmation of the plan of reorganization is less than the total of all post-petition liabilities and allowed claims and (ii) the holders of existing voting shares immediately before confirmation of the plan of reorganization receive less than 50.0% of the voting shares upon emergence. Upon exiting from bankruptcy, our fresh start calculation indicated that we did not meet the requirements to adopt fresh start accounting because the reorganization value of our assets exceeded the total of post-petition liabilities and allowed claims. Accordingly, we will continue to carry forward our assets and liabilities at historical values.

See “Note 2. Chapter 11 Proceedings” of our Consolidated Financial Statements included in this Annual Report for additional information on our Chapter 11 filings and proceedings.

Business Segment and Geographic Reporting

We operate in one reportable business segment, as a producer and seller of chicken products we either produce or purchase for resale in the US, Puerto Rico and Mexico. We conduct separate operations in the US, Puerto Rico and Mexico; however, for geographic reporting purposes, we include Puerto Rico with our US operations. Corporate expenses are allocated to Mexico based upon various apportionment methods for specific expenditures incurred related thereto with the remaining amounts allocated to the US.

During 2010, we announced organizational changes that resulted in the merger of our former other products segment into our chicken segment. Data related to our former other products segment, which included primarily non-chicken products sold through our distribution centers, table eggs, animal feed and offal, is no longer reported directly to the chief operating decision maker. This information is now reported through chicken operations management. We reclassified prior year segment disclosures to conform to the new segment presentation.

Results of Operations

2010 Compared to 2009

Net sales. Net sales for 2010 decreased $206.4 million, or 2.9%, from 2009. The following table provides additional information regarding net sales:

		Change from 2009
Source	2010	Amount	Percent
	(In thousands, except percent data)
United States	$6,237,057	$(332,595)	(5.1)	% (a)
Mexico	644,572	126,169	24.3	% (b)

Total net sales	$6,881,629	$(206,426)	(2.9)	%

(a)

US sales generated in 2010 decreased 5.1% from US sales generated in 2009. Sales volume decreased 7.1% primarily because of previously announced production cutbacks and subsequent reorganization efforts. Net revenue per pound sold increased 0.8% from the prior year.

(b)

Mexico sales generated in 2010 increased 24.3% from Mexico sales generated in 2009. Sales volume increased 17.9% from the prior year because of increased demand. Net revenue per pound sold increased 7.0% from the prior year primarily because of the appreciation of the Mexican peso against the US dollar in 2010.

Gross profit. Gross profit results improved by $150.2 million, or 48.3%, from a gross profit of $310.8 million incurred in 2009 to gross profit of $461.0 million generated in 2010. The following table provides gross profit information:

		Change from 2009			Percent of Net Sales
Components	2010	Amount	Percent		2010		2009
	(In thousands, except percent data)
Net sales	$6,881,629	$(206,426)	(2.9)	%	100	%	100	%
Cost of sales	6,416,318	(348,470)	(5.2)	%	93.2	%	95.4	% (a)
Operational restructuring charges	4,318	(8,146)	(65.4)	%	0.1	%	0.2	% (b)

Gross profit	$460,993	$150,190	48.3	%	6.7	%	4.4	% (c)

(a)

Cost of sales incurred by the US operations during 2010 decreased $429.3 million from cost of sales incurred by the US operations during 2009. This decrease occurred primarily because of improved production efficiencies, production cutbacks and aggregate net gain of $69.2 million recognized by the Company during 2010 on derivative financial instruments. Cost of sales incurred by the Mexico operations during 2010 increased $80.8 million from cost of sales incurred by the Mexico operations during 2009 primarily because of increased production volume.

(b)

The Company recognized noncash asset impairment charges in 2010 related to the closing of a processing plant in Georgia and a hatchery in North Carolina. In addition, the Company recognized relocation charges relating to the integration with JBS USA. In 2009, the Company recognized losses on sales of excess eggs and flock depletion at its operational production complexes.

(c)

Gross profit as a percent of net sales generated in 2010 increased 2.3 percentage points from 2009 primarily because of the cost-savings impact of production cutbacks, improved production efficiencies and gains recognized from derivative financial instruments during 2010.

Operating income. Operating income increased $118.1 million, or 175.4%, from operating income of $67.3 million incurred for 2009 to operating income of $185.4 million generated for 2010. The following tables provide operating income information:

		Change from 2009
Source	2010	Amount	Percent
	(In thousands, except percent data)

United States	$112,146	$73,819	192.6	%
Mexico	73,281	44,281	152.7	%

Total operating income	$185,427	$118,100	175.4	%

		Change from 2009			Percent of Net Sales
Components	2010	Amount	Percent		2010		2009
	(In thousands, except percent data)

Gross profit	$460,993	$150,190	48.3	%	6.7	%	4.4	%
SG&A expenses	209,544	(31,945)	(13.2)	%	3.0	%	3.4	%(a)
Administrative restructuring charges	66,022	64,035	3,222.7	%	1.0	%	0.1	%(b)

Operating income	$185,427	$118,100	175.4	%	2.7	%	0.9	%(c)

(a)

SG&A expenses incurred by the US operations during 2010 decreased 14.9% from SG&A expenses incurred by the US operations during 2009 primarily because of reductions in employee compensation and related benefit costs resulting from restructuring actions taken in 2009 and 2010.

(b)

In 2010, the Company incurred administrative restructuring charges, composed of cash-based severance, change-in-control compensation, charges related to the integration with JBS USA, other facility closure costs and noncash impairment charges related to, (i) a feed mill in Georgia, (ii) land in Texas and (iii) two administrative offices in Texas and Georgia. The Company incurred administrative restructuring charges in 2009 composed of cash-based severance, change-in-control compensation, charges related to the integration with JBS USA and other facility closure costs.

(c)

Operating income as a percent of net sales generated in 2010 increased 1.8 percentage points from operating loss as a percent of sales incurred in 2009 primarily because of improved gross profit performance and reductions in employee compensation and related benefit costs resulting from restructuring actions taken in 2009 and 2010.

Interest expense. Consolidated interest expense decreased 34.8% to $105.6 million in 2010 from $161.9 million in 2009 primarily because of decreased average borrowings and a decrease in weighted average interest rate. As a percent of net sales, interest expense in 2010 decreased to 1.5% from 2.3% in 2009.

Early extinguishment of debt. The Company incurred expenses of $11.7 million related to the early extinguishment of debt in 2010. These expenses included costs associated with the elimination of unamortized capitalized finance charges related to the Term A loan and a portion of the Term B loan of the Exit Credit Facility.

Reorganization items. The Company incurred reorganization costs of $18.5 million in 2010. These expenses included (i) costs associated with the elimination of unamortized capitalized finance charges related to our pre-petition secured credit facilities, the 7 5/8% Senior Notes due 2015 and the 8 3/8% Senior Subordinated Notes due 2017, (ii) professional fees charged for post-petition reorganization services and (iii) severance and other costs related to post-petition facility closures and RIF actions. These reorganization costs were partially offset by the recognition during the three months ended March 28, 2010 of a previously unrealized gain totaling $4.1 million on a derivative financial instrument designated as a cash flow hedge related to public debt extinguished on December 28, 2009.

Income taxes. The Company’s consolidated income tax benefit in 2010 was $23.8 million, compared to a tax benefit of $21.6 million in 2009. The income tax benefit in 2010 resulted primarily from the deconsolidation for tax purposes of the Mexico operations and a decrease in the valuation allowance offset by an increase in reserves for unrecognized tax benefits. The deconsolidation for tax purposes of the Mexico operations was in response to changes in the Mexican tax laws that became effective January 1, 2010. The deconsolidation reduces the accrued taxes that had been previously recognized under the consolidated filing status as it eliminates recapturing certain taxes required under the new consolidation laws. The income tax benefit in 2009 resulted primarily from a decrease in reserves for unrecognized tax benefits. See “Note 13. Income Taxes” to the Consolidated Financial Statements.

Net income (loss) attributable to noncontrolling interests. For the year ended December 26, 2010, we recognized net income attributable to noncontrolling interests in three of our consolidated subsidiaries of $3.2 million. For the year ended September 26, 2009, we recognized net losses attributable to noncontrolling interests in three of our consolidated subsidiaries of $82,000.

2009 Compared to 2008

Net sales. Net sales for 2009 decreased $1,430.7 million, or 16.8%, from 2008. The following table provides additional information regarding net sales:

		Change from 2008
Source	2009	Amount	Percent
	(In thousands, except percent data)

United States	$6,569,652	$(1,370,890)	(17.3)%	(a)
Mexico	518,403	(59,812)	(10.3)%	(b)

Total net sales	$7,088,055	$(1,430,702)	(16.8)%

(a)

US sales generated in 2009 decreased 17.3% from US sales generated in 2008. Sales volume decreased 14.6% primarily because of previously announced production cutbacks and subsequent reorganization efforts. Net revenue per pound sold increased 0.3% from the prior year.

(b)

Mexico sales generated in 2009 decreased 10.3% from Mexico sales generated in 2008. Sales volume decreased 4.5% from the prior year because of production cutbacks. Net revenue per pound sold decreased 6.0% from the prior year primarily because of the devaluation of the Mexican peso against the US dollar in 2009.

Gross profit. Gross profit results improved by $558.2 million, or 225.6%, from a gross loss of $247.4 million incurred in 2008 to gross profit of $310.8 million generated in 2009. The following table provides gross profit information:

		Change from 2008		Percent of Net Sales
Components	2009	Amount	Percent	2009		2008
	(In thousands, except percent data)
Net sales	$7,088,055	$(1,430,702)	(16.8)%	100.0	%	100.0	%
Cost of sales	6,764,788	(1,973,338)	(22.6)%	95.4	%	102.6	%	(a)
Operational restructuring charges	12,464	(15,526)	(55.5)%	0.2	%	0.3	%	(b)

Gross profit	$310,803	$558,162	225.6%	4.4	%	(2.9)%		(c)

(a)

Cost of sales incurred by the US operations during 2009 decreased $1,870.5 million from cost of sales incurred by the US operations during 2008. This decrease occurred primarily because of production cutbacks, decreased feed ingredient purchases, decreased feed ingredient prices, business interruption insurance recoveries recognized in 2009 related to a fire in Mt. Pleasant, Texas protein conversion plant (the “Mt. Pleasant Fire”) and gain recognized in 2009 related to the disposal of assets lost in the Mt. Pleasant Fire partially offset by an aggregate net loss of $21.1 million recognized by the Company during 2009 on derivative financial instruments. Cost of sales incurred by the Mexico operations during 2009 decreased $102.9 million from cost of sales incurred by the Mexico operations during 2008 primarily because of decreased net sales and decreased feed ingredient costs.

(b)

In 2009, the Company recognized losses on sales of excess eggs and flock depletion at its operational production complexes. The Company recognized noncash asset impairment charges in 2008 related to (i) the closing of two operating complexes in Arkansas and North Carolina, (ii) the closing of seven distribution centers in Florida, Iowa, Mississippi, Ohio, Tennessee and Texas, and (iii) the idling of a prepared foods plant in Louisiana.

(c)

Gross profit as a percent of net sales generated in 2009 increased 7.3 percentage points from gross loss as a percent of sales incurred in 2008 primarily because of the cost-savings impact of production cutbacks, decreased feed ingredient purchases and decreased feed ingredient prices experienced during 2009.

Operating income. Operating income increased $1,125.0 million, or 106.4%, from an operating loss of $1,057.7 million incurred for 2008 to operating income of $67.3 million generated for 2009. The following tables provide operating income information:

		Change from 2008
Source	2009	Amount	Percent
	(In thousands, except percent data)

United States	$38,327	$1,074,834	103.7	%
Mexico	29,000	50,189	236.9	%

Total operating income	$67,327	$1,125,023	106.4	%

		Change from 2008		Percent of Net Sales
Components	2009	Amount	Percent	2009		2008
	(In thousands, except percent data)
Gross profit	$310,803	$558,162	225.6%	4.4	%	(2.9)%
SG&A expenses	241,489	(51,246)	(17.5)%	3.4	%	3.4	%(a)
Goodwill impairment	-	(501,446)	(100.0)%	-	%	5.9	%(b)
Administrative restructuring charges	1,987	(14,169)	(87.7)%	0.1	%	0.2	%(c)

Operating income	$67,327	$1,125,023	106.4%	0.9	%	(12.4)	%(d)

(a)

SG&A expenses incurred by the US operations during 2009 decreased 16.6% from SG&A expenses incurred by the US operations during 2008 primarily because of reductions in employee compensation and related benefit costs resulting from restructuring actions taken in 2008 and 2009 and reductions in litigation reserves due to pending settlements.

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

(c)

We recognized net administrative restructuring charges in 2009 resulting primarily from a November 2008 non-production employee RIF action, the closing of an operating complex in Arkansas, production cutbacks at operating complexes in Arkansas and Florida, and the closing of distribution centers in Florida, Iowa, Mississippi, Ohio, Tennessee and Texas. The Company incurred administrative restructuring charges, composed entirely of cash-based severance, employee retention, lease commitment and other facility closing charges, in 2008 related to the closing of operating complexes in Arkansas and North Carolina, the closing of distribution centers in Florida, Iowa, Mississippi, Ohio, Tennessee and Texas, the idling of a prepared foods plant in Louisiana, production cutbacks at an operating complex in Arkansas, and the closing of an administrative office in Georgia.

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

Interest expense. Consolidated interest expense increased 20.6% to $161.9 million in 2009 from $134.2 million in 2008 primarily because of increased average borrowings resulting from draws under the Amended and Restated Post-Petition Credit Agreement dated as of December 31, 2008 among the Company and certain of its subsidiaries, Bank of Montreal, as the DIP Agent, and the lenders party thereto, as amended (the “DIP Credit Agreement”) and increased interest rates recognized on several of the non-public credit facilities. As a percent of net sales, interest expense in 2009 increased to 2.3% from 1.6% in 2008.

Reorganization items. The Company incurred reorganization costs of $87.3 million in 2009. These costs included (i) severance and other costs related to post-petition facility closures and RIF actions, (ii) financing fees associated with the DIP Credit Agreement, (iii) professional fees charged for post-petition reorganization services, (iv) fees related to the termination of the Restated Receivables Purchase Agreement dated September 26, 2008, as amended (the “RPA”), (v) asset impairment costs related to a closed processing complex in Dalton, Georgia, and (vi) a loss recognized on the sale of the Company’s interest in a hog farming joint venture. These costs were partially offset by a gain recognized on the sale of the Company’s closed processing complex in Farmerville, Louisiana, and a gain recognized on the sale of undeveloped land in Camp County, Texas.

Income taxes. The Company’s consolidated income tax benefit in 2009 was $21.6 million, compared to a tax benefit of $194.9 million in 2008. The income tax benefit in 2009 resulted primarily from a decrease in reserves for unrecognized tax benefits. The income tax benefit in 2008 resulted primarily from net operating losses incurred in 2008 which were offset by valuation allowance and the tax effect of goodwill impairment. See “Note 13. Income Taxes” to the Consolidated Financial Statements.

Income (loss) from discontinued business. The Company generated income from the operation of its discontinued turkey business of $1.0 million ($0.6 million, net of tax) in 2009 compared to a loss of $11.7 million ($7.3 million, net of tax) incurred in 2008. Net sales generated by the discontinued turkey business in 2009 and 2008 were $25.8 million and $86.3 million, respectively. In March 2008, the Company sold certain assets of its discontinued turkey business and recognized a gain of $1.5 million ($0.9 million, net of tax).

Net income (loss) attributable to noncontrolling interests. For the year ended September 26, 2009, we recognized net losses attributable to noncontrolling interests in three of our consolidated subsidiaries of $82,000. For the year ended September 27, 2008, we recognized net income attributable to noncontrolling interests in three of our consolidated subsidiaries of $1.2 million.

The Transition Period Compared to the Three Months Ended December 27, 2008

Net sales. Net sales generated in the Transition Period decreased $274.3 million, or 14.6%, from net sales generated in the three months ended December 27, 2008. The following table provides net sales information:

	Transition Period	Change from Three Months Ended December 27, 2008
Source		Amount	Percent
	(In thousands, except percent data)

United States	$1,466,705	$(265,044)	(15.3)	%(a)
Mexico	136,029	(9,213)	(6.3)	%(b)

Total net sales	$1,602,734	$(274,257)	(14.6)%

(a)

US sales generated in the Transition Period decreased 15.3% from US sales generated in the three months ended December 27, 2008. Sales volume decreased 16.5% primarily because of previously announced production cutbacks and subsequent reorganization efforts. Net revenue per pound sold increased 0.7% from the prior year.

(b)

Mexico sales generated in the Transition Period decreased 6.3% from Mexico sales generated in the three months ended December 27, 2008. Sales volume increased 3.9% from the prior year because of increased demand during the current winter holiday season over that of the previous year. Net revenue per pound sold decreased 9.8% from the prior year primarily because of current unfavorable economic conditions in Mexico. In an effort to increase demand for chicken products, the industry lowered prices.

Gross profit. Gross profit improved by $168.9 million, or 168.7%, from a loss of $100.1 million incurred in the three months ended December 27, 2008 to a profit of $68.8 million generated in the Transition Period. The following table provides gross profit information:

	Transition Period	Change from Three Months Ended December 27, 2008			Percent of Net Sales
					Three Months Ended December 27,
Components		Amount	Percent		2009		2008
	(In thousands, except percent data)
Net sales	$1,602,734	$(274,257)	(14.6)	%	100.0	%	100.0	%
Cost of sales	1,531,104	(446,029)	(22.6)	%	95.5	%	105.3	%(a)
Operational restructuring charges	2,877	2,877	NM		0.2	%	-	%(b)

Gross profit	$68,753	$168,895	168.7	%	4.3	%	(5.3)	%(c)

(a)

Cost of sales incurred by the US operations during the Transition Period decreased $434.9 million from cost of sales incurred by the US operations during the three months ended December 27, 2008. This decrease occurred primarily because of the cost-savings impact of prior-period production cutbacks, decreased feed ingredient purchases and decreased corn prices during the Transition Period and an aggregate net loss of $21.4 million recognized by us during the three months ended December 27, 2008 on derivative financial instruments. We did not participate in any derivative financial instrument transactions in the Transition Period. Cost of sales incurred by the Mexico operations during the Transition Period decreased $11.1 million from cost of sales incurred by the Mexico operations during the three months ended December 27, 2008 primarily because of decreased net sales and decreased feed ingredient costs.

(b)

During the Transition Period the Company recognized a loss on the sale of excess eggs and flock depletion related to its operational production complexes. The Company did not recognize operational restructuring charges in the three months ended December 27, 2008.

(c)

Gross profit as a percent of net sales generated in the Transition Period increased 9.6 percentage points from gross profit as a percent of sales generated in the three months ended December 27, 2008 primarily because of the cost-savings impact of prior-period production cutbacks and decreased corn costs experienced during the Transition Period.

NM	Not meaningful

Operating income. Operating income improved by $185.8 million, or 104.3%, from a loss of $178.2 million incurred in the three months ended December 27, 2008, to income of $7.6 million generated in the Transition Period. The following tables provide operating loss information:

	Transition Period	Change from Three Months Ended December 27, 2008
Source		Amount	Percent
	(In thousands, except percent data)

United States	$9,637	$181,782	105.6	%
Mexico	(2,048)	4,021	66.3	%

Total operating income	$7,589	$185,803	104.3	%

Components	Transition Period	Change from Three Months Ended December 27, 2008			Percent of Net Sales
					Three Months Ended December 27,
		Amount	Percent		2009		2008
	(In thousands, except percent data)
Gross profit	$68,753	$168,895	168.7	%	4.3	%	(5.3)	%
SG&A expenses	62,523	(13,127)	(15.3)%		3.9	%	4.0	%(a)
Administrative restructuring charges	(1,359)	(3,781)	(156.1)%		(0.1)	%	0.1	%(b)

Operating income	$7,589	$185,803	104.3	%	0.5	%	(9.4)	%(c)

(a)

SG&A expenses incurred by the US operations during the Transition Period decreased 16.0% from SG&A expenses incurred by the US operations during the three months ended December 27, 2008 primarily because of reductions in employee compensation and related benefit costs resulting from restructuring actions taken in 2009.

(b)

During the Transition Period, we recognized an administrative restructuring credit resulting from a positive adjustment to accrued lease obligation charges for the closed distribution center in Mississippi. We recognized net administrative restructuring charges in the three months ended December 27, 2008 resulting primarily from a November 2008 non-production employee RIF action, production cutbacks at a facility in Florida, and closures of distribution centers in Florida, Iowa, Mississippi, Ohio, Tennessee and Texas.

(c)

Operating income as a percent of net sales incurred in the Transition Period improved 9.9 percentage points from operating loss as a percent of net sales incurred in the three months ended December 27, 2008 primarily because of the improvement in gross profit performance and the positive impact of 2009 restructuring actions on SG&A expenses.

Interest expense. Interest expense increased 12.9% to $44.7 million recognized in the Transition Period from $39.6 million recognized in the three months ended December 27, 2008 primarily because of increased borrowings and increased interest rates recognized on several of our secured credit facilities. As a percent of net sales, interest expense recognized in the Transition Period increased to 2.8% from 2.1% recognized in the three months ended December 27, 2008.

Reorganization items. Net reorganization costs increased 145.9% to $32.7 million recognized in the Transition Period from $13.3 million recognized in the three months ended December 27, 2008. Costs recognized in the Transition Period included certain incentive compensation costs that were contingent upon confirmation by the Bankruptcy Court of a plan of reorganization that satisfied the requirements of the Bankruptcy Code, professional fees charged for post-petition reorganization services, and severance and other costs related to post-petition facility closures and RIF actions. Costs recognized in the three months ended

December 27, 2008 included professional fees charged for post-petition reorganization services, finance costs related to the DIP Credit Agreement and fees associated with the termination of the RPA on December 3, 2008.

Income taxes. We recognized an income tax benefit of $102.4 million for the Transition Period compared to income tax expense of $0.3 million for the three months ended December 27, 2008. The income tax benefit for the Transition Period was primarily the result of the Company’s release of valuation allowance because of new provisions that increased US federal net operating loss carry backs net of tax expense for new legislation enacted in Mexico. The income tax expense for the three months ended December 27, 2008 resulted primarily from an increase in valuation allowance.

Income from operation of discontinued business. We generated income from the operation of our discontinued turkey business of $0.9 million ($0.6 million, net of tax) in the three months ended December 27, 2008. Net sales generated by the discontinued turkey business in the three months ended December 27, 2008, were $26.5 million. There were no net sales or operating results generated by the discontinued turkey business in the three months ended December 27, 2009.

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

Liquidity and Capital Resources

The following table presents our available sources of liquidity as of December 26, 2010:

Source of Liquidity	Facility Amount	Amount Outstanding	Available
	(In millions)
Cash and cash equivalents	$-	$-	$106.1
Investments in available-for-sale securities	-	-	13.1
Debt facilities:
Exit Credit Facility	600.0	205.3	354.2	(a	)
ING Credit Facility	45.1	-	45.1

(a)

Actual borrowings by the Company under the Exit Credit Facility are subject to a borrowing base, which is a formula based on certain eligible inventory and eligible receivables. The borrowing base at December 26, 2010 was $600.0 million. Availability under the Exit Credit Facility is also reduced by the Company’s outstanding standby letters of credit. Standby letters of credit outstanding at December 26, 2010 totaled $40.5 million. On January 13, 2011, the Company increased the amount of the revolving loan commitments under the Exit Credit Facility to $700.0 million.

Debt Obligations

Senior and Subordinated Notes. On December 15, 2010, the Company closed on the sale of $500.0 million of 7 7/8% Senior Notes due 2018 (the “2018 Notes”). The 2018 Notes are unsecured obligations of the Company and are guaranteed by one the Company’s subsidiaries.

Interest is payable on December 15 and June 15 of each year, commencing on June 15, 2011. The proceeds from the sale of the notes, after initial purchasers’ discounts and expenses, were used to (i) repay all indebtedness outstanding under the Term A loan commitments of our Exit Credit Facility and (ii) repay a portion of the indebtedness outstanding under the Term B-1 loans commitments of our Exit Credit Facility. The indenture governing the 2018 Notes contains various covenants that may adversely affect our ability, among other things, to incur additional indebtedness, incur liens, pay dividends or make certain restricted payments, consummate certain asset sales, enter into certain transactions with JBS USA and our other affiliates, merge, consolidate and/or sell or dispose of all or substantially all of our assets. Additionally, we have $3.6 million of 7 5/8% senior unsecured notes and 8 3/8% senior subordinated unsecured notes outstanding in the aggregate.

Exit Credit Facility. Upon exiting from bankruptcy, the Company and certain of its subsidiaries, consisting of To-Ricos, Ltd. and To-Ricos Distribution, Ltd. (collectively, the “To-Ricos Borrowers”), entered into the Exit Credit Facility, which provides for an aggregate commitment of $1.75 billion consisting of (i) a revolving loan commitment of $600.0 million, (ii) a Term A loans commitment of $375.0 million and (iii) a Term B loans commitment of $775.0 million. The Exit Credit Facility also includes an accordion feature that allows us at any time to increase the aggregate revolving loan commitment by up to an additional $250 million and to increase the aggregate Term B loans commitment by up to an additional $400 million, in each case subject to the satisfaction of certain conditions, including an aggregate cap on all commitments under the Exit Credit Facility of $1.85 billion. The proceeds received from the Exit Credit Facility and sale of common stock to JBS USA were used to repay prepetition notes and bank debt as well as fund distributions to holders of other allowed claims. On January 13, 2011, we increased the amount of the revolving loan commitments under the Exit Credit Facility to $700.0 million. The Term A loan was repaid on December 15, 2010 with proceeds from the 2018 Notes. The revolving loan commitment and the Term B loans will mature on December 28, 2014.

On December 26, 2010, a principal amount of $632.5 million under the Term B loans commitment and $205.3 million under the revolving loan commitment were outstanding. On December 28, 2009, the Company also paid loan costs totaling $50.0 million related to the Exit Credit Facility that it recognized as an asset on its balance sheet. The Company amortizes these capitalized costs to expense over the life of the Exit Credit Facility.

Subsequent to the end of each fiscal year, a portion of our cash flow must be used to repay outstanding principal amounts under the Term B loans. With respect to 2010, the Company must pay approximately $46.3 million of its cash flow toward the outstanding principal under the Term B loans. After giving effect to this prepayment and other prepayments of the Term B Loans, the Term B Loans must be repaid in 16 quarterly installments of approximately $3.9 million beginning on April 15, 2011, with the final installment due on December 28, 2014. The Exit Credit Facility also requires us to use the proceeds we receive from certain asset sales and specified debt or equity issuances and upon the occurrence of other events to repay outstanding borrowings under the Exit Credit Facility.

The Exit Credit Facility includes a $50.0 million sub-limit for swingline loans and a $200.0 million sub-limit for letters of credit. Outstanding borrowings under the revolving loan commitment bear interest at a per annum rate equal to 3.00% plus the greater of (i) the US prime rate as published by the Wall Street Journal, (ii) the average federal funds rate plus 0.5%, and (iii) the one-month LIBOR rate plus 1.0%, in the case of alternate base rate loans, or 4.00% plus the one, two, three or six month LIBOR rate adjusted by the applicable statutory reserve, in the case of Eurodollar loans. Outstanding Term B-1 loans bear interest at a per annum rate equal to 3.50% plus greater of (i) the US prime rate, as published by the Wall Street Journal, (ii) the average federal funds rate plus 0.5%, and (iii) the one month LIBOR rate plus 1.0%, in the case of alternate base rate loans, or 4.50%, plus the one, two, three or six month LIBOR Rate adjusted by the applicable statutory reserve, in the case of Eurodollar loans. Outstanding Term B-2 loans bear interest at a per annum rate equal to 9.00%. Commitment fees charged on the revolving commitments under the Exit Credit Facility accrue at a per annum rate equal to 0.50%.

Actual borrowings by the Company under the revolving credit commitment part of the Exit Credit Facility are subject to a borrowing base, which is a formula based on certain eligible inventory, eligible receivables and restricted cash under the control of CoBank ACB, as administrative agent under the Exit Credit Facility. The borrowing base formula is reduced by the sum of (i) inventory reserves, (ii) rent and collateral access reserves, and (iii) any amount more than 15 days past due that is owed by the Company or its subsidiaries to any person on account of the purchase price of agricultural products or services (including poultry and livestock) if that person is entitled to any grower’s or producer’s lien or other security arrangement. Revolving loan availability under the borrowing base is also limited to an aggregate of $25.0 million with respect to the To-Ricos Borrowers. As of December 26, 2010, the applicable borrowing base was $600.0 million, the amount available for borrowing under the revolving loan commitment was $354.2 million and outstanding borrowings and letters of credit under the revolving loan commitment totaled $245.8 million.

The Exit Credit Facility provides that the Company may not incur capital expenditures in excess of $275.0 million in 2011 and $350.0 million per fiscal year thereafter. The Company must also maintain a minimum fixed charge coverage ratio and a minimum level of tangible net worth and may not exceed a maximum senior secured leverage ratio. The Company must maintain compliance with these covenants at the following levels:

Minimum fixed charge coverage ratio(a)	At least 1.05 to 1.00 on or before December 31, 2012 and at least 1.10 to 1.00 after January 1, 2013.

Maximum senior secured leverage ratio(b)	No greater than (i) 4.00 to 1.00 on or before December 31, 2012, (ii) 3.75 to 1.00 for the period from January 1, 2013 to December 31, 2013 and (iii) 3.50 to 1.00 for any period after January 1, 2014.

Minimum consolidated tangible net worth(c)	At least $656.1 million plus 50.0% of the cumulative net income (excluding any losses) of the Company and its subsidiaries from the Effective Date through the date of calculation.

(a)

Fixed charge coverage ratio means the ratio of (i) EBITDA, as adjusted, minus the unfinanced portion of capital expenditures, minus taxes paid in cash, in each case for the period of eight consecutive fiscal quarters ending as of such date; to (ii) Fixed Charges as of such date, all calculated for the Company on a consolidated basis. EBITDA, as adjusted, means (i) net income (loss) for such period plus interest, taxes, depreciation and amortization, plus (ii) cash (if taken in connection with or during the bankruptcy of the Company) and non-cash tangible and intangible asset impairment charges, lease termination costs, severance costs, facility shutdown costs, and other related restructuring charges for such period related to a permanent reduction in capacity, plant or facility closures/cut-backs or a significant reconfiguration of a plant or facility and extraordinary, unusual or non-recurring non-cash charges or losses (other than for write-down or write-off of inventory); minus (iii) any extraordinary, unusual or nonrecurring income or gains; provided however, that aggregate principal amount of Plan Sponsor Subordinated Indebtedness included in the calculating EBITDA shall not exceed $100.0 million. Plan Sponsor Subordinated Indebtedness means additional unsecured Indebtedness owed to JBS USA Holdings, Inc., a Delaware corporation, or any wholly-owned subsidiary thereof that is (i) organized under the laws of the United States, any state thereof or the District of Columbia, and (ii) has been formed for the purpose of acquiring a majority of the equity interests of the Company, or merging or consolidating with the Company for the purpose of acquiring a majority of the equity interests of the Company. Fixed Charges means all amounts that are required to be paid by the Company during an eight fiscal quarter period for scheduled principal payments on indebtedness and capital lease obligations; plus all amounts that were paid in cash by the Company during the preceding eight fiscal quarter period in respect of interest, dividends, contributions to certain employee pension benefit plans and non-cancellable operating lease payments not included in the calculation of EBITDA.

(b)

Senior secured leverage ratio means the ratio of Senior Secured Indebtedness on such date to EBITDA, as adjusted, during the preceding four consecutive fiscal quarters. Senior Secured Indebtedness means, at any date, the aggregate principal amount of all Indebtedness (other than unsecured Indebtedness) of the Company at such date, determined on a consolidated basis, to the extent required to be reflected in the “Liabilities” section of the Consolidated Balance Sheet of the Company. Indebtedness means the aggregate principal amount of all (i) borrowed money and capital lease obligations, (ii) deposits or advances owed by the Company, (iii) obligations evidenced by bonds, debentures, notes or similar instruments, (iv) obligations under conditional sale or other title retention agreements, (v) obligations related to the deferred purchase price of property or services, (vi) all indebtedness of others secured by liens on property of the Company, (vii) guarantor obligations, (viii) obligations in respect to letters of credit, letters of guaranty, bankers’ acceptances and liquidated earn-outs and (ix) any other off-balance sheet liability, each to the extent required to be reflected in the Liabilities section of our Consolidated Balance Sheets.

(c)	Consolidated tangible net worth means shareholders’ equity minus intangible assets.

The Company is currently in compliance with these covenants. However, chicken prices, commodity prices, access to export markets and other factors could affect the Company’s ability to maintain compliance with its financial covenants.

Under the Exit Credit Facility, JBS USA, the Company’s majority stockholder, or its affiliates may make loans to the Company on a subordinated basis on terms reasonably satisfactory to the agents under the Exit Credit Facility and up to $100 million of such subordinated indebtedness may be included in the calculation of EBITDA (as defined in the Exit Credit Facility).

The Exit Credit Facility contains various covenants that may adversely affect our ability to, among other things, incur additional indebtedness, incur liens, pay dividends or make certain restricted payments, consummate certain assets sales, enter into certain transactions with JBS USA and our other affiliates, merge, consolidate and/or sell or dispose of all or substantially all of our assets.

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

ING Credit Agreement. On September 25, 2006, a subsidiary of the Company, Avícola Pilgrim’s Pride de México, S. de R.L. de C.V. (the “Mexico Borrower”), entered into a secured revolving credit agreement (the “ING Credit Agreement”) with ING Capital, LLC, as agent (the “Mexico Agent”) and the lenders party thereto (the “Mexico Lenders”). The ING Credit Agreement has a final maturity date of September 25, 2011 and a revolving commitment of 557.4 million Mexican pesos, a US dollar-equivalent $45.1 million at December 26, 2010. There were no outstanding borrowings under the ING Credit Agreement at December 26, 2010. Outstanding amounts under the ING Credit Agreement bear interest at a rate per annum equal to: the LIBOR Rate, the Base Rate, or the Interbank Equilibrium Interest Rate (the “TIIE Rate”), as applicable, plus the Applicable Margin (as those terms are defined in the ING Credit Agreement). While the Company was operating in Chapter 11, the Applicable Margin for LIBOR loans, Base Rate loans, and TIIE loans was 6.0%, 4.0%, and 5.8%, respectively. Following the Effective Date, the Applicable Margin for LIBOR loans and Base Rate loans is 0.375% higher than the highest applicable interest rate margin under the Exit Credit Facility and for TIIE loans is 0.20% less than the Applicable Margin for LIBOR loans.

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

Off-Balance Sheet Arrangements

We maintain operating leases for various types of equipment, some of which contain residual value guarantees for the market value of assets at the end of the term of the lease. The terms of the lease maturities range from one to ten years. We estimate the maximum potential amount of the residual value guarantees is approximately $30.6 million; however, the actual amount would be offset by any recoverable amount based on the fair market value of the underlying leased assets. No liability has been recorded related to this contingency as the likelihood of payments under these guarantees is not considered to be probable, and the fair value of the guarantees is immaterial. We historically have not experienced significant payments under similar residual guarantees.

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

Contractual Obligations

In addition to our debt commitments at December 26, 2010, we had other commitments and contractual obligations that obligate us to make specified payments in the future. The following table summarizes the total amounts due as of December 26, 2010, under all debt agreements, commitments and other contractual obligations. The table indicates the years in which payments are due under the contractual obligations.

	Payments Due By Period
Contractual Obligations(d)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Long-term debt(a)	$1,339,304	$58,144	$31,498	$749,290	$500,372
Interest(b)	545,422	101,904	189,381	133,292	120,845
Capital leases	1,662	323	372	527	440
Operating leases	51,978	27,385	21,302	3,291	-
Derivative liabilities	16,387	16,387	-	-	-
Purchase obligations(c)	599,428	576,133	23,295	-	-

Total	$2,554,181	$780,276	$265,848	$886,400	$621,657

(a)

Long-term debt includes an accreted discount of $3.6 million and excludes $40.5 million in letters of credit outstanding related to normal business transaction. With respect to 2010, the Company must pay approximately $46.3 million of its cash flow toward the outstanding principal under the Term B loans. After giving effect to this prepayment and other prepayments of the Term B Loans, the Term B Loans must be repaid in 16 quarterly installments of approximately $3.9 million beginning on April 15, 2011, with the final installment due on December 28, 2014.

(b)	Interest expense in the table above assumes the continuation of interest rates and outstanding borrowings under our credit facilities as of December 26, 2010.

(c)

Includes agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction.

(d)

The total amount of PPC’s unrecognized tax benefits at December 26, 2010 was $66.7 million. We did not include this amount in the contractual obligations table above as reasonable estimates cannot be made at this time of the amounts or timing of future cash outflows.

Historical Flow of Funds

Cash provided by operating activities was $14.6 million for 2010 as compared to cash provided by operations of $64.9 million for 2009. The decrease in cash flows from operating activities was primarily the result of changes in restricted cash and unfavorable changes in net working capital.

Our working capital position increased $113.8 million to a surplus of $971.8 million and a current ratio of 2.32 at December 26, 2010 compared with a surplus of $858.0 million and a current ratio of 2.69 at September 27, 2009 primarily because of a significant increase in inventory and assets held for sale. This was partially offset by an increase in current maturities on long term debt and trade accounts payable, as most long-term debt and accounts payable were classified as liabilities subject to compromise in 2009 because of the bankruptcy proceedings.

Trade accounts and other receivables increased $4.8 million, or 1.5%, to $321.8 million at December 26, 2010 from $317.0 million at September 26, 2009. This increase resulted primarily from increased sales in our Mexico operations.

Inventories increased $265.4 million, or 34.7%, to $1,029.3 million at December 26, 2010 from $763.9 million at September 26, 2009 due to an increase in live flock costs, feed inventory costs and a surplus of finished inventory products.

Prepaid expenses and other current assets increased $36.7 million, or 82.4%, to $81.3 million at December 26, 2010 from $44.5 million at September 26, 2009. This increase occurred primarily because the Company started purchasing derivative financial instruments in 2010 in an attempt to mitigate price risk.

Accounts payable increased $154.8 million, or 85.0%, to $337.0 million at December 26, 2010 from $182.2 million at September 26, 2009. This increase occurred for various reasons including the reestablishment of credit terms with vendors as the Company exited from bankruptcy and increased spending on capital expenditures. In addition, at September 26, 2009, liabilities totaling $85.3 million that would normally be reflected as accounts payable were classified as liabilities subject to compromise because of the bankruptcy.

Accrued expenses decreased $11.7 million, or 3.8%, to $297.6 million at December 26, 2010 from $309.3 million at September 26, 2009. This decrease resulted from reductions in the accrued balances for marketing programs, restructuring, interest, and various retirement accounts. These reductions were partially offset by increases in accrued balances for derivative financial instruments, payroll expenses, and other accrued services. In addition, at September 26, 2009, we classified $139.3 million as liabilities subject to compromise due to bankruptcy, which was not required at December 26, 2010.

Cash used in investing activities was $113.7 million and $3.5 million in 2010 and 2009, respectively. Capital expenditures of $179.3 million and $88.2 million for 2010 and 2009, respectively, were primarily incurred for the routine replacement of equipment and to improve efficiencies and reduce costs. Capital expenditures for 2010 could not exceed $225 million as allowed under the terms of the Exit Credit Facility. Cash was used to purchase investment securities totaling $17.2 million and $19.9 million in 2010 and 2009, respectively. Cash proceeds in 2010 and 2009 from the sale or maturity of investment securities were $68.1 million and $18.9 million, respectively. Cash proceeds from property disposals in 2010 and 2009 were $14.7 million and $85.7 million, respectively.

Cash used in financing activities was $29.5 million in 2010. Cash provided by financing activities was $101.2 million in 2009. Cash proceeds in 2009 from borrowings under the Exit Credit Facility were $430.8 million. Cash was used to repay outstanding borrowings under the DIP Credit Agreement totaling $430.8 million in 2009. Cash proceeds in 2010 and 2009 from long-term debt were $2,438.9 million and $833.4 million, respectively. Cash was used to repay long-term debt totaling $3,197.4 million and $719.7 million in 2010 and 2009, respectively. Cash proceeds in 2010 from the sale of common stock were $800.0 million. Cash used in 2009 because of a decrease in outstanding cash management obligations totaled $11.2 million. Cash was used to pay capitalized loan costs totaling $62.8 million in 2010. Cash used to purchase the remaining interest in a subsidiary we did not already own totaled $7.6 million in 2010. Cash was used for other financing activities totaling $0.5 million and $1.3 million in 2010 and 2009, respectively.

Recently Adopted Accounting Pronouncements

On September 27, 2009, the Company adopted guidance under ASC Topic 805, Business Combinations, which establishes principles and requirements for how the acquirer (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. It also requires an acquirer to recognize as expense most transaction and restructuring costs as incurred, rather than include such items in the cost of the acquired entity. Adoption of the subject guidance under ASC Topic 805 will impact any future business combinations that occur on or after the adoption date. The Company will evaluate the impact of the subject guidance as each business combination is consummated.

On September 27, 2009, the Company adopted guidance under ASC Subtopic 810-10, Consolidation-Overall, which establishes standards for how a reporting entity (i) identifies, labels and presents in its consolidated statement of financial position the ownership interests in subsidiaries held by parties other than itself, (ii) identifies and presents on the face of its consolidated statement of operations the amount of consolidated net income attributable to itself and to the noncontrolling interest, (iii) accounts for changes in its ownership interest while it retains a controlling financial interest in a subsidiary, (iv) initially measures any retained noncontrolling equity investment in a subsidiary that is deconsolidated, and (v) discloses other information about its interests and the interests of the noncontrolling owners. The adoption of the subject guidance under ASC Subtopic 810-10 did not have a material impact on the Company’s consolidated financial statements.

On September 27, 2009, the Company adopted guidance under ASC Subtopic 715-20, Compensation-Retirement Plans-Defined Benefit Plans-General, which establishes standards for an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan, including disclosures about investment policies and strategies, categories of plan assets, fair value measurements of plan assets and significant concentrations of risk. Adoption of the subject guidance under ASC Subtopic 715-20 did not have a material impact on the Company’s consolidated financial statements.

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

Inventory. Live chicken inventories are stated at the lower of cost or market and breeder hens at the lower of cost, less accumulated amortization, or market. The costs associated with breeder hens are accumulated up to the production stage and amortized over their productive lives using the unit-of-production method. Finished poultry products, feed, eggs and other inventories are stated at the lower of cost (average) or market. We record valuations and adjustments for our inventory and for estimated obsolescence at or equal to the difference between the cost of inventory and the estimated market value based upon known conditions affecting inventory obsolescence, including significantly aged products, discontinued product lines, or damaged or obsolete products. We allocate meat costs between our various finished chicken products based on a by-product costing technique that reduces the cost of the whole bird by estimated yields and amounts to be recovered for certain by-product parts. This primarily includes leg quarters, wings, tenders and offal, which are carried in inventory at the estimated recovery amounts, with the remaining amount being reflected as our breast meat cost. Generally, the Company performs an evaluation of whether any lower of cost or market adjustments are required at the country level based on a number of factors, including: (i) pools of related inventory, (ii) product continuation or discontinuation, (iii) estimated market selling prices and (iv) expected distribution channels. If actual market conditions or other factors are less favorable than those projected by management, additional inventory adjustments may be required.

Property, Plant and Equipment. The Company records impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. The impairment charge is determined based upon the amount the net book value of the assets exceeds their fair market value. In making these determinations, the

Company utilizes certain assumptions, including, but not limited to: (i) future cash flows estimated to be generated by these assets, which are based on additional assumptions such as asset utilization, remaining length of service and estimated salvage values; (ii) estimated fair market value of the assets; and (iii) determinations with respect to the lowest level of cash flows relevant to the respective impairment test, generally groupings of related operational facilities. Given the interdependency of the Company’s individual facilities during the production process, which operate as a vertically integrated network, and the fact that the Company does not price transfers of inventory between its vertically integrated facilities at market prices, it evaluates impairment of assets held and used at the country level (i.e., the US and Mexico) within each segment. Management believes this is the lowest level of identifiable cash flows for its assets that are held and used in production activities. At the present time, the Company’s forecasts indicate that it can recover the carrying value of its assets based on the projected cash flows of the operations. A key assumption in management’s forecast is that the Company’s sales volumes will return to historical margins as supply and demand between commodities and chicken and other animal-based proteins become more balanced. However, the exact timing of the return to historical margins is not certain and if the return to historical margins is delayed, impairment charges could become necessary in the future. The Company recognized impairment charges related to certain closed production complexes, administrative offices and distribution centers totaling $26.5 million and $5.4 million during 2010 and 2009, respectively.

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

Realizability of Deferred Tax Assets. The Company reviews its deferred tax assets for recoverability and establishes a valuation allowance based on historical taxable income, potential for carry back of tax losses, projected future taxable income, applicable tax strategies, and the expected timing of the reversals of existing temporary differences. A valuation allowance is provided when it is more likely than not that some or all of the deferred tax assets will not be realized. Valuation allowances have been established primarily for net operating loss carry forwards. See “Note 13. Income Taxes” to the Consolidated Financial Statements.

Indefinite Reinvestment in Foreign Subsidiaries. The Company deems its earnings from Mexico to be permanently reinvested. As such, US deferred income taxes have not been provided on these earnings. If such earnings were not considered indefinitely reinvested, certain deferred foreign and US income taxes would be provided. For activity after 2008, the Company did not permanently reinvest its earnings in Puerto Rico. Therefore, net earnings generated in Puerto Rico have US taxes provided as if the earnings were distributed.

Accounting for Uncertainty in Income Taxes. The Company follows the provisions under ASC 740-10-25 that provides a recognition threshold and measurement criteria for the financial statement recognition of a tax benefit taken or expected to be taken in a tax return. Tax benefits are recognized only when it is more likely than not, based on the technical merits, that the benefits will be sustained on examination. Tax benefits that meet the more-likely-than-not recognition threshold are measured using a probability weighting of the largest amount of tax benefit that has greater than 50% likelihood of being realized upon settlement.

Whether the more-likely-than-not recognition threshold is met for a particular tax benefit is a matter of judgment based on the individual facts and circumstances evaluated in light of all available evidence as of the balance sheet date. See “Note 13. Income Taxes” to the Consolidated Financial Statements.

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

Market risk is estimated as a hypothetical 10% increase in the weighted-average cost of our primary feed ingredients as of December 26, 2010. Based on our feed consumption during 2010, such an increase would have resulted in an increase to cost of sales of approximately $242.4 million, excluding the impact of any feed ingredients derivative financial instruments in that period. A 10% change in ending feed ingredients inventories at December 26, 2010 would be $8.9 million, excluding any potential impact on the production costs of our chicken inventories. A 10% change in corn and soybean meal prices on December 26, 2010 would have resulted in a $1.7 million change in the fair value of our net commodity derivative asset position as of that date.

Foreign Currency. Our earnings are affected by foreign exchange rate fluctuations related to the Mexican peso net monetary position of our Mexican subsidiaries. We manage this exposure primarily by attempting to minimize our Mexican peso net monetary position. We are also exposed to the effect of potential exchange rate fluctuations to the extent that amounts are repatriated from Mexico to the US. However, we currently anticipate that the future cash flows of our Mexican subsidiaries will be reinvested in our Mexican operations. In addition, the Mexican peso exchange rate can directly and indirectly impact our financial condition and results of operations in several ways, including potential economic recession in Mexico because of devaluation of their currency. The impact on our financial position and results of operations resulting from a hypothetical change in the exchange rate between the US dollar and the Mexican peso cannot be reasonably estimated. Foreign currency exchange gains and losses, representing the change in the US dollar value of the net monetary assets of our Mexican subsidiaries denominated in Mexican pesos, was a loss of $0.2 million in 2010, a loss of $0.6 million in the Transition Period, a loss of $0.1 million in 2009 and a gain of $0.7 million in 2008. The average exchange rates for 2010, the Transition Period, 2009 and 2008 were 12.65 Mexican pesos to 1 US dollar, 13.11 Mexican pesos to 1 US dollar, 13.49 Mexican pesos to 1 US dollar and 10.61 Mexican pesos to 1 US dollar, respectively. No assurance can be given as to how future movements in the Mexican peso could affect our future financial condition or results of operations.

Interest Rates. Our earnings are also affected by changes in interest rates due to the impact those changes have on our variable-rate debt instruments. We had variable-rate debt instruments representing approximately 37.4% of our total debt at December 26, 2010. Holding other variables constant, including levels of indebtedness, an increase in interest rates of 25 basis points would have increased our interest expense by $1.3 million for 2010. These amounts are determined by considering the impact of the hypothetical interest rates on our variable-rate debt at December 26, 2010.

Market risk for fixed-rate debt is estimated as the potential increase in fair value resulting from a hypothetical decrease in interest rates of 25 basis points. Using a discounted cash flow analysis, the market risk on fixed-rate debt totaled $12.2 million as of December 26, 2010. Our public debt is currently trading at a premium. Management expects that the fair value of our non-public fixed-rate debt has also increased, but cannot reliably estimate the fair value at this time.

Available-for-Sale Securities. The Company and certain retirement plans that it sponsors invest in a variety of financial instruments. In response to the continued turbulence in global financial markets, we have analyzed our portfolios of investments and, to the best of our knowledge, none of our investments, including money market funds units, commercial paper and municipal securities, have been downgraded because of this turbulence, and neither we nor any fund in which we participate hold significant amounts of structured investment vehicles, mortgage backed securities, collateralized debt obligations, auction-rate securities, credit derivatives, hedge funds investments, fund of funds investments or perpetual preferred securities. At December 26, 2010, the fair value of the Company’s available-for-sale portfolio was $13.1 million. Management does not believe a hypothetical change in interest rates of 25 basis points or a 10% decrease in equity prices would be material to the Company.

Impact of Inflation. Due to low to moderate inflation in the US and Mexico and our rapid inventory turnover rate, the results of operations have not been significantly affected by inflation during the past three-year period.

Item 8.  Financial Statements and Supplementary Data

The consolidated financial statements together with the report of our independent registered public accounting firm and financial statement schedule are included on pages 99 through 163 of this report. Financial statement schedules other than those included herein have been omitted because the required information is contained in the consolidated financial statements or related notes, or such information is not applicable.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

As of December 26, 2010, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Principal Financial Officer, concluded the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that information we are required to disclose in our reports filed with the Securities and Exchange Commission is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the evaluation described above, the Company’s management, including the Chief Executive Officer and Principal Financial Officer, identified no changes in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended December 26, 2010, and that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Pilgrim’s Pride Corporation’s (“PPC”) management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). PPC’s internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles.

Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, PPC’s management assessed the design and operating effectiveness of internal control over financial reporting as of December 26, 2010 based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission.

Based on this assessment, management concluded that PPC’s internal control over financial reporting was effective as of December 26, 2010. Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 26, 2010. That report is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders

Pilgrim’s Pride Corporation

We have audited Pilgrim’s Pride Corporation’s internal control over financial reporting as of December 26, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Pilgrim’s Pride Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Pilgrim’s Pride Corporation maintained, in all material respects, effective internal control over financial reporting as of December 26, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pilgrim’s Pride Corporation as of December 26, 2010 and September 26, 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 26, 2010, the three months ended December 27, 2009 and the years ended September 26, 2009 and September 27, 2008, of Pilgrim’s Pride Corporation, and our report dated February 11, 2011, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Fort Worth, Texas

February 11, 2011

Item 9B.	Other Information

On December 1, 2008, the Company and six of our subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division (the “Bankruptcy Court”). The cases are being jointly administered under Case No. 08-45664. Until the Debtors’ emergence from Chapter 11 bankruptcy proceedings on December 28, 2009 (the “Effective Date”), the Debtors operated their business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Company continues to work through the claims allowance process with respect to claims arising before the Effective Date. The Company will be responsible for payment to the extent those claims become allowed claims. See “Note 2. Chapter 11 Proceedings” to the Consolidated Financial Statements included in this Annual Report for additional information on the Debtors’ Chapter 11 filings and proceedings.

PART III

Item 10.  Directors and Executive Officers and Corporate Governance

Certain information regarding our executive officers has been presented under “Executive Officers” included in Item 1. “Business,” above.

Reference is made to the sections entitled “Election of JBS Directors” and “Election of Equity Directors and the Founder Director” of the Company’s Proxy Statement for its 2011 Annual Meeting of Stockholders, which section is incorporated herein by reference.

Reference is made to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s Proxy Statement for its 2011 Annual Meeting of Stockholders, which section is incorporated herein by reference.

We have adopted a Code of Business Conduct and Ethics, which applies to all employees, including our Chief Executive Officer and our Chief Financial Officer and Principal Accounting Officer. The full text of our Code of Business Conduct and Ethics is published on our website, at www.pilgrims.com, under the “Investors-Corporate Governance” caption. We intend to disclose future amendments to, or waivers from, certain provisions of this Code on our website within four business days following the date of such amendment or waiver.

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

Additional information responsive to Items 10, 11, 12 and 13 is incorporated by reference from the sections entitled “Security Ownership,” “Board of Directors Independence,” “Committees of the Board of Directors,” “Election of JBS Directors,” “Election of Equity Directors and the Founder Director,” “Report of the Compensation Committee,” “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Certain Transactions” of the Company’s Proxy Statement for its 2011 Annual Meeting of Stockholders.

Item 14.  Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference from the section entitled “Independent Registered Public Accounting Firm Fee Information” of the Company’s Proxy Statement for its 2011 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Financial Statements

(1)	The financial statements and schedules listed in the index to financial statements and schedules on page 2 of this report are filed as part of this report.

(2)

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.

(3)	The financial statements schedule entitled “Valuation and Qualifying Accounts and Reserves” is filed as part of this report on page 163.

(b)	Exhibits

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

4.5

Waiver to the Stockholders Agreement dated November 4, 2010 between JBS USA Holdings, Inc. and Pilgrim’s Pride Corporation (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 8, 2010).

4.6

Indenture dated as of December 14, 2010 among the Company, Pilgrim’s Pride Corporation of West Virginia, Inc. and The Bank of New York Mellon, as Trustee (incorporated by reference from Exhibit 4.1 of the Company’s Form 8-K filed on December 15, 2010).

4.7

Registration Rights Agreement dated December 14, 2010 among the Company and the representatives of the initial purchasers of the Senior 7.875% Note due 2018 (incorporated by reference from Exhibit 4.2 of the Company’s Form 8-K filed on December 15, 2010).

4.8	Form of Senior 7.875% Note due 2018 (incorporated by reference from Exhibit 4.3 of the Company’s Form 8-K filed on December 15, 2010).

4.9	Form of Guarantee (incorporated by reference from Exhibit 4.4 of the Company’s Form 8-K filed on December 15, 2010).

Additional long-term debt instruments are not filed since the total amount of those securities authorized under any such instrument does not exceed 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of such instruments to the SEC upon request.

10.1

Broiler Grower Contract dated May 6, 1997 between Pilgrim’s Pride Corporation and Lonnie “Bo” Pilgrim (Farm 30) (incorporated by reference from Exhibit 10.49 of the Company’s Quarterly Report on Form 10-Q for the three months ended March 29, 1997).

10.2

Commercial Egg Grower Contract dated May 7, 1997 between Pilgrim’s Pride Corporation and Pilgrim Poultry G.P. (incorporated by reference from Exhibit 10.50 of the Company’s Quarterly Report on Form 10-Q for the three months ended March 29, 1997).

10.3

Agreement dated October 15, 1996 between Pilgrim’s Pride Corporation and Pilgrim Poultry G.P. (incorporated by reference from Exhibit 10.23 of the Company’s Quarterly Report on Form 10-Q for the three months ended January 2, 1999).

10.4

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

10.6

Commercial Property Lease dated December 29, 2000 between Pilgrim’s Pride Corporation and Pilgrim Poultry G.P. (incorporated by reference from Exhibit 10.30 of the Company’s Quarterly Report on Form 10-Q for the three months ended December 30, 2000).

10.7	2005 Deferred Compensation Plan of the Company (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 27, 2004). †

10.8

Credit Agreement by and among the Avícola Pilgrim’s Pride de México, S. de R.L. de C.V. (the “Borrower”), Pilgrim’s Pride Corporation, certain Mexico subsidiaries of the Borrower, ING Capital LLC, and the lenders signatory thereto dated as of September 25, 2006 (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 28, 2006).

10.9

Ground Lease Agreement effective February 1, 2008 between Pilgrim’s Pride Corporation and Pat Pilgrim (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K dated February 1, 2008).

10.10

Change to Company Contribution Amount Under the Amended and Restated 2005 Deferred Compensation Plan of the Company (incorporated by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed July 30, 2008). †

10.11

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

10.13

Change in Control Agreement by and between the Company and Donald Jackson dated September 15, 2009 (incorporated by reference from Exhibit 10.1 of the Company’s Current Report filed on September 18, 2009). †

10.14

Consulting Agreement by and between the Company and Lonnie “Bo” Pilgrim dated September 16, 2009 (incorporated by reference from Exhibit 10.57 of the Company’s Annual Report on Form 10-K filed November 23, 2009). †

10.15	Pilgrim’s Pride Corporation FY2009 Performance Bonus Plan (incorporated by reference from Exhibit 10.1 of the Company’s Current Report filed on October 13, 2009). †

10.16

Credit Agreement dated December 28, 2009 among the Company, To-Ricos, Ltd. and To-Ricos Distribution, Ltd., CoBank, ACB, as administrative agent, and the lenders party thereto (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 29, 2009).

10.17	Pilgrim’s Pride Corporation Short-Term Management Incentive Plan (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 30, 2009). †

10.18	Pilgrim’s Pride Corporation Long Term Incentive Plan (incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on December 30, 2009). †

10.19	Letter Agreement dated June 1, 2010 between Gary D. Tucker and the Company (incorporated by reference from Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on July 30, 2010). †

10.20

Amendment No. 1 to the Credit Agreement dated as of December 28, 2009, by and among the Company, To-Ricos, Ltd. and To-Ricos Distribution, Ltd., CoBank, ACB, as administrative agent, and the lenders party thereto.*

10.21

Employment Agreement dated January 14, 2011 between the Company and William Lovette (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 18, 2011). †

10.22

Restricted Share Agreement dated January 14, 2011 between the Company and William Lovette (incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 18, 2011). †

12

Ratio of Earnings to Fixed Charges for the years ended December 26, 2010, September 26, 2009, September 27, 2008, September 29, 2007, September 30, 2006, and the transition period from September 27, 2009 to December 27, 2009.*

21	Subsidiaries of Registrant.*

23	Consent of Ernst & Young LLP.*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer of Pilgrim’s Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Principal Financial Officer of Pilgrim’s Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Filed herewith

**	Furnished herewith

†	Represents a management contract or compensation plan arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 11, 2011.

PILGRIM’S PRIDE CORPORATION

By:	/s/ Gary D. Tucker
Gary D. Tucker
Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Wesley Mendonça Batista Wesley Mendonça Batista	Chairman of the Board	02/11/11

/s/ William W. Lovette William W. Lovette	President Chief Executive Officer	02/11/11

/s/ Gary D. Tucker Gary D. Tucker	Chief Accounting Officer Principal Financial Officer	02/11/11

/s/ Charles Macaluso Charles Macaluso	Director	02/11/11

/s/ Don Jackson Don Jackson	Director	02/11/11

/s/ Joesley Mendonça Batista Joesley Mendonça Batista	Director	02/11/11

/s/ José Batista Júnior José Batista Júnior	Director	02/11/11

/s/ Lonnie “Bo” Pilgrim Lonnie “Bo” Pilgrim	Director	02/11/11

/s/ Marcus Vinicius Pratini de Moraes Marcus Vinicius Pratini de Moraes	Director	02/11/11

/s/ Michael L. Cooper Michael L. Cooper	Director	02/11/11

/s/ Wallim Cruz de Vasconellos Junior Wallim Cruz de Vasconellos Junior	Director	02/11/11

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Pilgrim’s Pride Corporation

We have audited the accompanying consolidated balance sheets of Pilgrim’s Pride Corporation (the “Company”) as of December 26, 2010 and September 26, 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 26, 2010, the three months ended December 27, 2009 and the years ended September 26, 2009 and September 27, 2008. Our audits also include the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pilgrim’s Pride Corporation at December 26, 2010 and September 26, 2009, and the consolidated results of its operations and its cash flows for the year ended December 26, 2010, the three months ended December 27, 2009 and the years ended September 26, 2009 and September 27, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pilgrim’s Pride Corporation’s internal control over financial reporting as of December 26, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 11, 2011, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Fort Worth, Texas

February 11, 2011

PILGRIM’S PRIDE CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 26, 2010	September 26, 2009
	(In thousands, except shares and per share data)
Assets:
Cash and cash equivalents	$106,077	$220,029
Restricted cash	60,953	-
Investment in available-for-sale securities	1,554	5,302
Trade accounts and other receivables, less allowance for doubtful accounts	321,765	316,953
Inventories	1,029,254	763,869
Income taxes receivable	58,465	15,028
Current deferred tax assets	3,476	-
Prepaid expenses and other current assets	81,250	44,540
Assets held for sale	47,671	473

Total current assets	1,710,465	1,366,194
Investment in available-for-sale securities	11,595	57,314
Deferred tax assets	22,609	16,732
Other long-lived assets	67,143	63,609
Identified intangible assets, net	48,950	57,179
Property, plant and equipment, net	1,358,136	1,499,476

	$3,218,898	$3,060,504

Liabilities and stockholders’ equity:
Accounts payable	$329,780	$182,173
Accounts payable to JBS USA, LLC	7,212	-
Accrued expenses	297,594	309,259
Pre-petition obligations	346	-
Income taxes payable	6,814	-
Current deferred tax liabilities	38,745	16,732
Current maturities of long-term debt	58,144	-

Total current liabilities	738,635	508,164
Long-term debt, less current maturities	1,281,160	41,062
Deferred tax liabilities	3,476	22,213
Other long-term liabilities	117,031	98,783

Total liabilities not subject to compromise	2,140,302	670,222
Liabilities subject to compromise	-	2,233,161
Commitments and contingencies	-	-
Stockholders’ equity:
Preferred stock, $.01 par value, 50,000,000 shares authorized; no shares issued	-	-
Common stock, $.01 par value, 800,000,000 shares authorized; 214,281,914 shares issued and outstanding at year-end 2010; 77,141,389 shares issued and outstanding at year-end 2009	2,143	771
Additional paid-in capital	1,442,810	646,793
Accumulated deficit	(348,653)	(469,407)
Accumulated other comprehensive loss	(23,637)	(27,237)

Total Pilgrim’s Pride Corporation stockholders’ equity	1,072,663	150,920
Noncontrolling interest	5,933	6,201

Total stockholders’ equity	1,078,596	157,121

	$3,218,898	$3,060,504

The accompanying notes are an integral part of these Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Months Ended December 26, 2010	Three Months Ended December 27, 2009	Twelve Months Ended September 26, 2009	Twelve Months Ended September 27, 2008
	(In thousands, except per share data)
Net sales	$6,881,629	$1,602,734	$7,088,055	$8,518,757
Costs and expenses:
Cost of sales	6,416,318	1,531,104	6,764,788	8,738,126
Operational restructuring charges, net	4,318	2,877	12,464	27,990

Gross profit (loss)	460,993	68,753	310,803	(247,359)
Selling, general and administrative expense	209,544	62,523	241,489	292,735
Goodwill impairment	-	-	-	501,446
Administrative restructuring charges, net	66,022	(1,359)	1,987	16,156

Total costs and expenses	6,696,202	1,595,145	7,020,728	9,576,453

Operating income (loss)	185,427	7,589	67,327	(1,057,696)
Other expenses (income):
Interest expense	105,553	44,673	161,929	134,220
Interest income	(3,805)	(480)	(4,386)	(2,593)
Loss on early extinguishment of debt	11,726	-	-	-
Miscellaneous, net	(13,076)	(884)	(3,642)	(3,414)

Total other expenses	100,398	43,309	153,901	128,213

Income (loss) from continuing operations before reorganization	85,029	(35,720)	(86,574)	(1,185,909)
Reorganization items, net	18,541	32,726	87,275	-

Income (loss) from continuing operations before income taxes	66,488	(68,446)	(173,849)	(1,185,909)
Income tax benefit	(23,838)	(102,371)	(21,586)	(194,921)

Income (loss) from continuing operations	90,326	33,925	(152,263)	(990,988)
Income (loss) from discontinued business, net of tax	-	-	599	(6,409)

Net income (loss)	90,326	33,925	(151,664)	(997,397)
Less: Net income (loss) attributable to noncontrolling interest	3,185	312	(82)	1,184

Net income (loss) attributable to Pilgrim’s Pride Corporation	$87,141	$33,613	$(151,582)	$(998,581)

Net income (loss) per common share—basic:
Income (loss) from continuing operations attributable to Pilgrim’s Pride Corporation common stockholders	$0.41	$0.45	$(2.06)	$(14.31)
Income (loss) from discontinued business attributable to Pilgrim’s Pride Corporation common stockholders	-	-	0.01	(0.09)

Net income (loss) attributable to Pilgrim’s Pride Corporation common stockholders	$0.41	$0.45	$(2.05)	$(14.40)

Net income (loss) per common share—diluted:
Income (loss) from continuing operations attributable to Pilgrim’s Pride Corporation common stockholders	$0.41	$0.44	$(2.06)	$(14.31)
Income (loss) from discontinued business attributable to Pilgrim’s Pride Corporation common stockholders	-	-	0.01	(0.09)

Net income (loss) attributable to Pilgrim’s Pride Corporation common stockholders	$0.41	$0.44	$(2.05)	$(14.40)

The accompanying notes are an integral part of these Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

	Twelve Months Ended December 26, 2010	Three Months Ended December 27, 2009	Twelve Months Ended September 26, 2009	Twelve Months Ended September 27, 2008
	(In thousands, except per share data)
Weighted average shares outstanding:
Basic	214,282	74,374	74,056	69,337
Effect of dilutive common stock equivalents	-	2,767	2,060	-

Diluted	214,282	77,141	76,116	69,337

Amounts attributable to Pilgrim’s Pride Corporation common stockholders:
Income (loss) from continuing operations, net of tax	$87,141	$33,613	$(152,181)	$(992,172)
Income (loss) from discontinued business, net of tax	-	-	599	(6,409)

Net income (loss)	$87,141	$33,613	$(151,582)	$(998,581)

The accompanying notes are an integral part of these Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Twelve Months Ended December 26, 2010	Three Months Ended December 27, 2009	Twelve Months Ended September 26, 2009	Twelve Months Ended September 27, 2008
	(In thousands, except per share data)
Net income (loss)	$90,326	$33,925	$(151,664)	$(997,397)

Other comprehensive income:
Unrealized holding gains (losses) on available-for-sale securities, net of tax	(226)	41	2,695	(2,252)
Recognition in earnings of a previously unrecognized loss on a derivative instrument designated as a cash flow hedge, net of tax	(2,565)	(139)	(357)	(356)
Gains (losses) associated with pension and other postretirement benefits, net of tax	6,420	69	(50,736)	9,767

Total other comprehensive income (loss), net of tax	3,629	(29)	(48,398)	7,159

Comprehensive income (loss)	93,955	33,896	(200,062)	(990,238)
Less: Comprehensive income (loss) attributable to noncontrolling interests	3,185	312	(82)	1,184

Comprehensive income (loss) attributable to Pilgrim's Pride Corporation	$90,770	$33,584	$(199,980)	$(991,422)

The accompanying notes are an integral part of these Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Total	Pilgrim’s Pride Corporation Stockholders						Noncontrolling Interests in Consolidated Subsidiaries
		Comprehensive Income	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Shares	Common Stock	Additional Paid-in Capital
	(In thousands)
Balance at September 29, 2007	$1,174,320		$687,775	$14,002	66,556	$665	$469,779	$2,099
Comprehensive income (loss):
Net income (loss)	(997,397)	(998,581)	(998,581)					1,184
Other comprehensive income (loss), net of tax:
Net unrealized holding losses on available-for- sale securities, net of tax	(2,252)	(2,252)		(2,252)
Recognition in earnings of a previously unrealized gain on a derivative instrument designated as a cash flow hedge, net of tax	(356)	(356)		(356)
Gains associated with pension and other postretirement benefits	9,767	9,767		9,767

Total other comprehensive income	7,159	7,159

Total comprehensive loss	(990,238)	(991,422)

Formation of joint venture	3,031							3,031
Sale of common stock	177,218				7,500	75	177,143
Cash dividends declared ($.09 per share)	(6,328)		(6,328)
Other activity	52		52

Balance at September 27, 2008	$358,055		$(317,082)	$21,161	74,056	$740	$646,922	$6,314
Comprehensive income (loss):
Net loss	(151,664)	(151,582)	(151,582)					(82)
Other comprehensive income (loss), net of tax:
Net unrealized holding gains on available-for- sale securities, net of tax	2,695	2,695		2,695
Recognition in earnings of a previously unrealized gain on a derivative instrument designated as a cash flow hedge, net of tax	(357)	(357)		(357)
Losses associated with pension and other postretirement benefits	(50,736)	(50,736)		(50,736)

Total other comprehensive loss	(48,398)	(48,398)

Total comprehensive loss	(200,062)	(199,980)

Issuance of restricted common stock					3,085	31	(31)
Other activity	(872)		(743)				(98)	(31)

Balance at September 26, 2009	$157,121		$(469,407)	$(27,237)	77,141	$771	$646,793	$6,201
Comprehensive income (loss):
Net income	33,925	33,613	33,613					312
Other comprehensive income (loss), net of tax:
Net unrealized holding gains on available-for- sale securities, net of tax	41	41		41
Recognition in earnings of a previously unrealized gain on a derivative instrument designated as a cash flow hedge, net of tax	(139)	(139)		(139)
Gains associated with pension and other postretirement benefits	69	69		69

Total other comprehensive loss	(29)	(29)

Total comprehensive income	33,896	33,584

Share-based payments	1,790						1,790
Other activity	1							1

Balance at December 27, 2009	$192,808		$(435,794)	$(27,266)	77,141	$771	$648,583	$6,514

PILGRIM’S PRIDE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)

	Total	Pilgrim’s Pride Corporation Stockholders						Noncontrolling Interests in Consolidated Subsidiaries
		Comprehensive Income	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Shares	Common Stock	Additional Paid-in Capital
	(In thousands)
Comprehensive income (loss):
Net income	90,326	87,141	87,141					3,185
Other comprehensive income (loss), net of tax:
Net unrealized holding losses on available-for- sale securities, net of tax	(226)	(226)		(226)
Recognition in earnings of a previously unrealized gain on a derivative instrument designated as a cash flow hedge, net of tax	(2,565)	(2,565)		(2,565)
Gains associated with pension and other postretirement benefits	6,420	6,420		6,420

Total other comprehensive income	3,629	3,629

Total comprehensive income	93,955	90,770

Common stock issued	800,000				137,141	1,372	798,628
Other activities	(8,167)						(4,401)	(3,766)

Balance at December 26, 2010	$1,078,596		$(348,653)	$(23,637)	214,282	$2,143	$1,442,810	$5,933

The accompanying notes are an integral part of these Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended December 26, 2010	Three Months Ended December 27, 2009	Twelve Months Ended September 26, 2009	Twelve Months Ended September 27, 2008
	(In thousands)
Cash flows from operating activities:
Net income (loss) attributable to Pilgrim’s Pride Corporation	$87,141	$33,613	$(151,582)	$(998,581)
Adjustments to reconcile net income (loss) attributable to Pilgrim’s Pride Corporation to cash provided by (used in) operating activities:
Depreciation and amortization	231,045	56,705	236,005	240,305
Asset impairment	26,484	-	5,409	13,184
Goodwill impairment	-	-	-	501,446
Noncash loss on early extinguishment of debt recognized as a component of other expense	11,726	-	-	-
Noncash loss on early extinguishment of debt recognized as a reorganization item	13,654	-	-	-
Accretion of bond discount	38	-	-	-
Gain on property disposals	(401)	(1,377)	(26,353)	(14,850)
Share-based compensation	-	1,790	-	-
Deferred income tax benefit	(69,260)	(112,392)	(21,478)	(195,944)
Changes in operating assets and liabilities:
Restricted cash and cash equivalents	(55,881)	-	(10,072)	-
Trade accounts and other receivables	(9,045)	6,577	(173,915)	(19,864)
Inventories	(285,839)	26,006	284,678	(103,937)
Prepaid expenses and other current assets	(45,315)	9,897	24,036	(23,392)
Accounts payable and accrued expenses	(91,119)	16,540	(101,255)	(71,293)
Income taxes receivable, net	145,056	10,909	(2,269)	(1,552)
Deposits	56,552	(49,635)	-	-
Other	(231)	(2,690)	1,730	(6,374)

Cash provided by (used in) operating activities	14,605	(4,057)	64,934	(680,852)
Cash flows from investing activities:
Acquisitions of property, plant and equipment	(179,332)	(30,463)	(88,193)	(152,501)
Purchases of investment securities	(17,201)	(6,024)	(19,958)	(38,043)
Proceeds from sale or maturity of investment securities	68,100	4,511	18,946	27,545
Proceeds from property sales and disposals	14,698	3,522	85,736	41,367

Cash used in investing activities	(113,735)	(28,454)	(3,469)	(121,632)
Cash flows from financing activities:
Proceeds from short-term notes payable	-	-	430,817	-
Payments on short-term notes payable	-	-	(430,817)	-
Proceeds from long-term debt	2,438,855	60,370	833,424	2,264,912
Payments on long-term debt	(3,197,399)	(10,144)	(719,762)	(1,646,028)
Proceeds from sale of common stock	800,000	-	-	177,218
Change in outstanding cash management obligations	-	-	(11,172)	13,558
Purchase of remaining interest in subsidiary	(7,637)	-	-	-
Payment of capitalized loan costs	(62,788)	-	-	-
Other financing activities	(511)	(1,976)	(1,337)	(11,917)

Cash provided by (used in) financing activities	(29,480)	48,250	101,153	797,743
Effect of exchange rate changes on cash and cash equivalents	(1,613)	532	(4,142)	126

Increase (decrease) in cash and cash equivalents	(130,223)	16,271	158,476	(4,615)
Cash and cash equivalents, beginning of period	236,300	220,029	61,553	66,168

Cash and cash equivalents, end of period	$106,077	$236,300	$220,029	$61,553

Supplemental Disclosure Information:
Interest paid (net of amount capitalized)	$66,044	$16,298	$79,689	$142,339
Income taxes paid (received)	$(115,974)	$(86)	$11,228	$6,411

The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BUSINESS AND BASIS OF PRESENTATION

Business

Pilgrim’s Pride Corporation (referred to herein as “Pilgrim’s,” “PPC,” “the Company,” “we,” “us,” “our,” or similar terms) is one of the largest chicken companies in the United States (“US”), Mexico and Puerto Rico. Our fresh chicken retail line is sold in the southeastern, central, southwestern and western regions of the US, throughout Puerto Rico, and in the northern and central regions of Mexico. Our prepared-foods products meet the needs of some of the largest customers in the food service industry across the US. Additionally, the Company exports commodity chicken products to approximately 95 countries. As a vertically integrated company, we control every phase of the production of our products. We operate feed mills, hatcheries, processing plants and distribution centers in 14 US states, Puerto Rico and Mexico. Our fresh chicken products consist of refrigerated (non-frozen) whole or cut-up chicken, either pre-marinated or non-marinated, and pre-packaged chicken in various combinations of freshly refrigerated, whole chickens and chicken parts. Our prepared chicken products include portion-controlled breast fillets, tenderloins and strips, delicatessen products, salads, formed nuggets and patties and bone-in chicken parts. These products are sold either refrigerated or frozen and may be fully cooked, partially cooked or raw. In addition, these products are breaded or non-breaded and either pre-marinated or non-marinated.

Consolidated Financial Statements

On December 28, 2009, the Company adopted the Amended and Restated Corporate Bylaws (the “Restated Bylaws”), which changed the Company’s fiscal year end from the Saturday nearest September 30 of each year to the last Sunday in December of each year. This change aligns the Company’s reporting cycle with the fiscal calendar of JBS USA Holdings, Inc. (“JBS USA”). The change was effective with the Company’s 2010 fiscal year, which began December 27, 2009 and ended December 26, 2010 and resulted in an approximate three-month transition period which began September 27, 2009 and ended December 27, 2009 (the “Transition Period”). The Company now operates on the basis of a 52/53-week fiscal year that ends on the Sunday falling on or before December 31. The reader should assume any reference we make to a particular year (for example, 2010) in the notes to these Consolidated Financial Statements applies to our fiscal year and not the calendar year.

The consolidated financial statements include the accounts of Pilgrim’s Pride Corporation and its majority owned subsidiaries. We eliminate all significant affiliate accounts and transactions upon consolidation.

The Company re-measures the financial statements of its Mexico subsidiaries as if the US dollar were the functional currency. Accordingly, we translate assets and liabilities, other

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

than non-monetary assets, of the Mexico subsidiaries at current exchange rates. We re-measure non-monetary assets using the historical exchange rate in effect on the date of each asset’s acquisition. We re-measure income and expenses at average exchange rates in effect during the period. Currency exchange gains or losses are included in the line item Miscellaneous, net in the Consolidated Statements of Operations.

Accounting Adjustments and Reclassifications

In 2010, subsequent to the purchase of a controlling interest in our common stock by JBS USA, we began recognizing production complex administration costs as components of cost of sales to conform to the treatment utilized by JBS USA and by other companies within the animal proteins industry. To conform to the 2010 presentation, we have reclassified production complex administration costs originally recognized as components of selling, general and administrative expenses in the Transition Period, 2009 and 2008 Consolidated Financial Statements to cost of sales.

We also have made certain other reclassifications to the Transition Period, 2009 and 2008 Consolidated Financial Statements with no impact to reported net income (loss) in order to conform to the 2010 presentation.

Revenue Recognition

Revenue is recognized upon the transfer of significant risks and rewards of ownership of the product to the customer and is recorded net of estimated incentive offerings including special pricing agreements, promotions and other volume-based incentives. Revisions to these estimates are charged back to net sales in the period in which the facts that give rise to the revision become known.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Investments in joint ventures and entities in which the Company has an ownership interest greater than 50% and exercises control over the venture are consolidated in the Consolidated Financial Statements. Noncontrolling interests are included in the Consolidated Balance Sheets. Investments in joint ventures and entities in which the Company has an ownership interest between 20% and 50% and exercises significant influence are accounted for using the equity method. The Company owns a 49% interest in Merit Provisions LLC (“Merit”) that it consolidates because the Company provided financial support to the entity that owns a 51% interest in Merit. The operations of Merit are not significant to the Company as a whole at this time. The Company invests from time to time in ventures in which its ownership interest is less than 20% and over which it does not exercise significant influence. Such investments are accounted for under the cost method. The fair values for investments not traded on a quoted exchange are estimated based upon the historical performance of the ventures, the ventures’ forecasted financial performance and management’s evaluation of the ventures’ viability and business models. To the extent the book value of an investment exceeds its assessed fair value, the Company will record an appropriate impairment charge. Thus, the carrying value of the Company’s investments approximates fair value.

Accounts Receivable

The Company records accounts receivable when revenue is recognized. We record an allowance for doubtful accounts, reducing our receivables balance to an amount we estimate is collectible from our customers. Estimates used in determining the allowance for doubtful accounts are based on historical collection experience, current trends, aging of accounts

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

receivable, and periodic credit evaluations of our customers’ financial condition. We write off accounts receivable when it becomes apparent, based upon age or customer circumstances, that such amounts will not be collected. Generally, the Company does not require collateral for its accounts receivable.

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

Generally, the Company performs an evaluation of whether any lower of cost or market adjustments are required at the country level based on a number of factors, including: (i) pools of related inventory, (ii) product continuation or discontinuation, (iii) estimated market selling prices and (iv) expected distribution channels. If actual market conditions or other factors are less favorable than those projected by management, additional inventory adjustments may be required.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, and repair and maintenance costs are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful lives of these assets. Estimated useful lives for building, machinery and equipment are five to 33 years and for automobiles and trucks are three to ten years. The charge to income resulting from amortization of assets recorded under capital leases is included with depreciation expense.

The Company records impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

assets. The impairment charge is determined based upon the amount the net book value of the assets exceeds their fair market value. In making these determinations, the Company utilizes certain assumptions, including, but not limited to: (i) future cash flows estimated to be generated by these assets, which are based on additional assumptions such as asset utilization, remaining length of service and estimated salvage values, (ii) estimated fair market value of the assets and (iii) determinations with respect to the lowest level of cash flows relevant to the respective impairment test, generally groupings of related operational facilities.

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

Identified Intangible Assets

Our identified intangible assets consist of assets subject to amortization such as trade names, customer relationships and non-compete agreements. We calculate amortization of those assets that are subject to amortization on a straight-line basis over the estimated useful lives of the related assets. The useful lives range from three to 15 years for trade names and non-compete agreements and 13 years for customer relationships.

We review intangible assets subject to amortization for impairment whenever an event or change in circumstances indicates the carrying values of the assets may not be recoverable. We test intangible assets subject to amortization for impairment and estimate their fair values using the same assumptions and techniques we employ on property, plant and equipment.

Litigation and Contingent Liabilities

The Company is subject to lawsuits, investigations and other claims related to employment, environmental, product and other matters. The Company is required to assess the likelihood of any adverse judgments or outcomes, as well as potential ranges of probable losses, to these matters. The Company estimates the amount of reserves required, including anticipated cost of defense, if any, for these contingencies when losses are determined to be probable and after considerable analysis of each individual issue. With respect to our

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

environmental remediation obligations, the accrual for environmental remediation liabilities is measured on an undiscounted basis. These reserves may change in the future due to changes in the Company’s assumptions, the effectiveness of strategies, or other factors beyond the Company’s control.

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

The Company reviews its deferred tax assets for recoverability and establishes a valuation allowance based on historical taxable income, potential for carry back of tax losses, projected future taxable income, applicable tax strategies, and the expected timing of the reversals of existing temporary differences. A valuation allowance is provided when it is more likely than not that some or all of the deferred tax assets will not be realized. Valuation allowances have been established primarily for net operating loss carry forwards. See “Note 13. Income Taxes” to the Consolidated Financial Statements.

The Company deems its earnings from Mexico to be permanently reinvested. As such, US deferred income taxes have not been provided on these earnings. If such earnings were not considered indefinitely reinvested, certain deferred foreign and US income taxes would be provided. For activity after 2008, the Company did not permanently reinvest its earnings in Puerto Rico. Therefore, net earnings generated in Puerto Rico have US taxes provided as if the earnings were distributed.

The Company follows the provisions under ASC 740-10-25 that provides a recognition threshold and measurement criteria for the financial statement recognition of a tax benefit taken or expected to be taken in a tax return. Tax benefits are recognized only when it is more

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

likely than not, based on the technical merits, that the benefits will be sustained on examination. Tax benefits that meet the more-likely-than-not recognition threshold are measured using a probability weighting of the largest amount of tax benefit that has greater than 50% likelihood of being realized upon settlement. Whether the more-likely-than-not recognition threshold is met for a particular tax benefit is a matter of judgment based on the individual facts and circumstances evaluated in light of all available evidence as of the balance sheet date. See “Note 13. Income Taxes” to the Consolidated Financial Statements.

Pension and Other Postemployment Benefits

Our pension and other postemployment benefit costs and obligations are dependent on the various actuarial assumptions used in calculating such amounts. These assumptions relate to discount rates, salary growth, long-term return on plan assets, health care cost trend rates and other factors. We base the discount rate assumptions on current investment yields on high-quality corporate long-term bonds. The salary growth assumptions reflect our long-term actual experience and future or near-term outlook. We determine the long-term return on plan assets based on historical portfolio results and management’s expectation of the future economic environment. Our health care cost trend assumptions are developed based on historical cost data, the near-term outlook and an assessment of likely long-term trends. Actual results that differ from our assumptions are accumulated and, if in excess of the lesser of 10% of the projected benefit obligation or the fair market value of plan assets, amortized over the estimated future working life of the plan participants.

Operating Leases

Rent expense for operating leases is recorded on a straight-line basis over the lease term unless the lease contains an escalation clause which is not fixed or determinable. The lease term begins when we have the right to control the use of the leased property, which is typically before rent payments are due under the terms of the lease. If a lease has a fixed or determinable escalation clause, the difference between rent expense and rent paid is recorded as deferred rent and is included in the Consolidated Balance Sheets. Rent for operating leases that do not have an escalation clause or where escalation is based on an inflation index is expensed over the lease term as it is payable.

Derivative Financial Instruments

The Company attempts to mitigate certain financial exposures, including commodity purchase exposures and interest rate risk, through a program of risk management that includes the use of derivative financial instruments. We recognize all derivative financial instruments in the Consolidated Balance Sheets at fair value. We elected not to designate derivative financial instruments executed to mitigate commodity purchase exposures as hedges of forecasted transactions. Therefore, we recognize changes in the fair value of these derivative

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

financial instruments immediately in earnings. Gains or losses related to these derivative financial instruments are included in the line item Cost of sales in the Consolidated Statements of Operations.

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

Recently Adopted Accounting Pronouncements

On September 27, 2009, the Company adopted guidance under Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, which establishes principles and requirements for how the acquirer (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. It also requires an acquirer to recognize as expense most transaction and restructuring costs as incurred, rather than include such items in the cost of the acquired entity. Adoption of the subject guidance under ASC Topic 805 will impact any future business combinations that occur on or after the adoption date. The Company will evaluate the impact of the subject guidance as each business combination is consummated.

On September 27, 2009, the Company adopted guidance under ASC Subtopic 810-10, Consolidation-Overall, which establishes standards for how a reporting entity (i) identifies, labels and presents in its consolidated statement of financial position the ownership interests in subsidiaries held by parties other than itself, (ii) identifies and presents on the face of its consolidated statement of operations the amount of consolidated net income attributable to itself and to the noncontrolling interest, (iii) accounts for changes in its ownership interest while it retains a controlling financial interest in a subsidiary, (iv) initially measures any retained noncontrolling equity investment in a subsidiary that is deconsolidated and (v) discloses other information about its interests and the interests of the noncontrolling owners. The Company has retroactively reclassified the noncontrolling interests in certain

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

subsidiaries, none of which are material to the Company’s operations. Accordingly, the adoption of the subject guidance under ASC Subtopic 810-10 did not have a material impact on the Company’s consolidated financial statements.

On September 27, 2009, the Company adopted guidance under ASC Subtopic 715-20, Compensation-Retirement Benefits-Defined Benefit Plans-General, which establishes standards for an employer’s disclosures about assets of a defined benefit pension or other postretirement plan, including disclosures about investment policies and strategies, categories of plan assets, fair value measurements of plan assets and significant concentrations of risk. Adoption of the subject guidance under ASC Subtopic 715-20 did not have a material impact on the Company’s consolidated financial statements.

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

2.    CHAPTER 11 PROCEEDINGS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Plan and Emergence

On December 10, 2009, the Bankruptcy Court entered an order (the “Confirmation Order”) approving and confirming the Joint Plan of Reorganization filed by the Debtors under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court, along with the Disclosure Statement for the Debtors’ Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code (as amended and supplemented, the “Plan”). The Plan provided for a reorganization of the Debtors’ businesses as a going concern. The Plan was premised on (i) a transaction with JBS USA whereby, pursuant to the SPA (defined below), JBS USA would purchase 64.0% of the common stock of the reorganized Company (“Reorganized PPC”) in exchange for $800.0 million in cash, to be used by the Debtors to, among other things, fund distributions to holders of allowed claims under the Plan, and (ii) the Debtors entering into a new credit facility having an aggregate commitment of up to $1.75 billion (as described below, the “Exit Credit Facility”). In connection with the Plan, all holders of allowed claims will be paid in full unless otherwise agreed by the applicable holder, provided that the Plan contemplates that the 7 5/8% Senior Notes due 2015, the 8 3/8% Senior Subordinated Notes due 2017 and the 9 1/4% Senior Subordinated Notes due 2013 (together, the “Unsecured Notes”) issued under the Company’s outstanding indentures would be reinstated unless and to the extent a holder of the notes elected to receive a cash payment equal to the principal amounts of the notes plus unpaid pre-petition interest, with interest accruing on such unpaid interest at the default contract rate through the date on which we emerged from Chapter 11 bankruptcy proceedings, December 28, 2009 (the “Effective Date”), and the accrued unpaid post-petition interest on the principal amount of the notes at the non-default contract rate through the Effective Date.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In connection with the closing of the Acquisition, the Company entered into a stockholders agreement with JBS USA (the “Stockholders Agreement”), adopted and filed an Amended and Restated Certificate of Incorporation (the “Restated Certificate of Incorporation”) and adopted the Restated Bylaws. The Stockholders Agreement and the Restated Certificate of Incorporation govern the constitution of the Company’s board of directors and the selection of its members. The Stockholders Agreement, among other things, also restricts the ability of JBS USA to purchase shares of the common stock of Reorganized PPC, requires the approval of the Company’s stockholders with respect to specified amendments to the Restated Certificate of Incorporation and Restated Bylaws and requires JBS USA to use commercially reasonable efforts to maintain the listing of the common stock of Reorganized PPC on a national securities exchange. Among other rights, the Restated Certificate of Incorporation provides that, if JBS USA completes an initial public offering of its common stock, then JBS USA has the right to exchange all of the outstanding common stock of Reorganized PPC for JBS USA common stock. For a period beginning upon the completion of such offering and ending two years and 30 days after the effective date of the Plan, JBS USA may exercise this exchange right during limited exchange windows in each fiscal quarter beginning six trading days after both Reorganized PPC and JBS USA have made their respective periodic reports or earnings releases for the preceding quarter or year, as applicable, and ending on the last day of the fiscal quarter during which the report or release was made. The number of shares of JBS USA common stock to be issued in exchange for the Reorganized PPC common stock will be dependent upon the relative average volume-weighted daily trading prices per share of the common stock of Reorganized PPC and the JBS USA common stock during the period immediately preceding the time JBS USA exercises its exchange right.

Exit Credit Facility

Upon exiting from bankruptcy on December 28, 2009, the Company and certain of its subsidiaries entered into the Exit Credit Facility, which provides for an aggregate commitment of $1.75 billion. See “Note 12. Long-Term Debt and Other Borrowing Arrangements” for additional information on the DIP Credit Agreement and the Exit Credit Facility.

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

Between the Petition Date and through December 26, 2010, the Company applied ASC Topic 852, Reorganizations, in preparing the Consolidated Financial Statements. ASC Topic 852 requires that the financial statements, for periods subsequent to the Chapter 11 filing, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred in the bankruptcy proceedings are recorded in Reorganization items, net on the accompanying Consolidated Statements of Operations. In addition, pre-petition obligations that were impacted by the bankruptcy reorganization process were classified on the Consolidated Balance Sheet at September 26, 2009 in Liabilities subject to compromise.

The Debtors’ reorganization items consisted of the following:

	2010	Transition Period	2009
	(In thousands)
Professional fees directly related to reorganization (a)	$2,785	$14,175	$34,831
Incentive compensation (b)	-	14,071	-
Finance costs related to various credit facilities (c)	13,654	-	11,375
Net loss (gain) on asset disposal (d)	-	570	(15,850)
Other costs (e)	2,102	3,910	56,919

Reorganization items, net	$18,541	$32,726	$87,275

(a)

Professional fees directly related to the reorganization included post-petition fees and fee reductions associated with advisors to the Debtors, the statutory committee of unsecured creditors and certain secured creditors. Professional fees are estimated by the Debtors and continue to be reconciled to actual invoices when received.

(b)

During the Transition Period incentive compensation included certain incentive compensation costs that were contingent upon confirmation by the Bankruptcy Court of a plan of reorganization that satisfied the requirements of the Bankruptcy Code. These costs included incentive compensation of $10.3 million awarded under the Pilgrim’s Pride Corporation FY2009 Performance Bonus Plan approved by the Bankruptcy Court on September 29, 2009, and both cash incentive compensation of $2.0 million and share-based incentive compensation of $1.8 million awarded under the Amended and Restated Employment Agreement between the Company and Don Jackson, the Company’s former Chief Executive Officer, which was approved by the Bankruptcy Court on January 27, 2009 (the “Jackson Employment Agreement”). The Company recognized share-based compensation expense of $0.9 million on December 10, 2009, when restrictions on 1,542,828 shares of common stock awarded to Dr. Jackson lapsed following the confirmation of the Plan and the Company’s achievement of certain financial performance targets established under the Jackson Employment Agreement. The Company also recognized share-based compensation expense of $0.9 million on December 27, 2009, when restrictions on 1,542,828 shares of common stock awarded to the Dr. Jackson expired upon the Company’s achievement of certain financial performance targets established under the Jackson Employment Agreement. As of December 27, 2009, the intrinsic value of the shares of common stock awarded to Dr. Jackson totaled $25.9 million.

(c)

For the year ended December 26, 2010, Finance costs related to various credit facilities included expenses related to the elimination of an amortized loan cost associated with the Prior Secured Credit Facilities and the Unsecured Notes and the recognition in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

earnings of a previously unrealized gain on a derivative instrument designated as a cash flow hedge associated with the Unsecured Notes. For the year ended September 26, 2009, Finance costs related to various credit facilities included finance costs related to the DIP Credit Agreement.

(d)

In 2009, the Company recognized net gains on asset disposals including (i) a gain recognized on the sale of the Farmerville, Louisiana processing facility, (ii) a gain recognized on the sale of undeveloped land in Camp County, Texas, (iii) a loss recognized on the sale of the Company’s interest in a hog farming joint venture and (iv) a loss recognized on the sale of the assets of Luker, Inc., a metal fabrication subsidiary. During the Transition Period the Company recognized a loss on the sale of Valley Rail Services, Inc., a wholly owned subsidiary of the Company that participated in a joint venture holding the access rights to a railroad spur in northern Virginia.

(e)

Other expenses includes (i) severance, grower pay, live flock impairment, inventory disposal costs, equipment relocation costs and other shutdown costs related to the closed processing facilities in Douglas, Georgia; El Dorado, Arkansas; Farmerville, Louisiana; Franconia, Pennsylvania; Dalton, Georgia; Athens, Georgia; and Athens, Alabama, (ii) severance costs related to the closed distribution center in Houston, Texas, the February 2009 Operations management reduction-in-force (“RIF”) action, the April 2009 non-production employee RIF action, and reduced or consolidated production at various facilities throughout the US, (iii) asset impairment costs related to the closed processing facility in Dalton, Georgia and (iv) fees associated with the termination of the Restated Receivables Purchase Agreement dated September 26, 2008, as amended, on December 3, 2008.

Net cash received from reorganization activities for the year ended December 26, 2010 totaled $0.3 million from the sale of maintenance inventory parts. These cash flows are included in the section Cash flows from investing activities on the Consolidated Statement of Cash Flows. Net cash received from reorganization activities during the Transition Period totaled $1.0 million from the sale of Valley Rail Service, Inc. Net cash received from reorganization activities during the year ended September 26, 2009 totaled $77.6 million. This represented proceeds of $72.3 million from the sale of the Farmerville, Louisiana processing facility, proceeds of $5.0 million from the sales of undeveloped land in Camp County, Texas and Hopkins County, Texas and proceeds of $0.3 million from the sale of the assets owned by Luker, Inc.

Net cash paid for reorganization items in 2010 totaled $30.7 million. This represented payment of incentive compensation totaling $13.0 million that was contingent upon confirmation by the Bankruptcy Court of a plan of reorganization that satisfied the requirements of the Bankruptcy Code, professional fees directly related to the reorganization totaling $15.7 million, severance payments of $1.5 million and payment of facility closure costs totaling $0.5 million. Net cash paid for reorganization items during the Transition Period totaled $17.0 million. This represented payment of professional fees directly related to the reorganization totaling $9.5 million, severance payments of $2.3 million and payment of facility closure costs totaling $5.2 million. Net cash paid for reorganization items in 2009 totaled $51.7 million. This represented payment of professional fees directly related to the reorganization totaling $25.4 million, payment of DIP Credit Agreement related expenses totaling $11.4 million, severance payments of $8.6 million, payment of facility closure costs totaling $5.6 million and payment of fees associated with the termination of the Company’s Amended and Restated Receivables Purchase Agreement dated September 26, 2008 totaling $0.7 million.

For additional information on costs related to (i) the closures of our facilities in Douglas, Georgia; El Dorado, Arkansas; Farmerville, Louisiana; Franconia, Pennsylvania; Dalton, Georgia; Athens, Georgia; and Athens, Alabama and (ii) severance costs related to the closed distribution center in Houston, Texas, the February 2009 Operations management RIF action,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the April 2009 non-production employee RIF action and reduced or consolidated production at various facilities throughout the US, see “Note 4. Exit or Disposal Activities” to the Consolidated Financial Statements.

The Company resolved a majority of the claims against it through settlement or by Bankruptcy Court order resulting in benefits of $8.8 million that are reflected in Miscellaneous, net on the Consolidated Statements of Operations for the year ended December 26, 2010. The claims resolution process continues for the remaining unresolved claims and will continue until all claims are concluded. Prior to the Effective Date, estimated claims were presented as Liabilities subject to compromise in the Consolidated Balance Sheets because of the uncertainty of the eventual settlement amounts. Due to the Plan becoming effective and the claims reconciliation process being substantially complete with respect to claims not subject to litigation, there is little uncertainty as to the total amount to be distributed under the Plan with respect to these claims. As such, pre-petition obligations after the Effective Date are no longer presented as subject to compromise. The unpaid amounts are now classified as Pre-petition obligations. During the year ended December 26, 2010, the Company paid creditors, excluding creditors under the Prior Secured Credit Facilities and the Unsecured Notes, for allowed claim amounts with interest totaling approximately $101.1 million. As of December 26, 2010, the following pre-petition obligations relating to claims not subject to litigation remain outstanding (in thousands):

Trade claims	$313
Interest accrued on unpaid claims	33

Total pre-petition obligations	$346

The Company is also the named defendant in several pre-petition lawsuits that, as of December 26, 2010, have not been resolved. See “Note 17. Commitments and Contingencies” to the Consolidated Financial Statements for additional information.

3.    DISCONTINUED BUSINESS

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

For a period of time, we continued to generate operating results and cash flows associated with our discontinued turkey business. These activities were transitional in nature. We entered into a short-term co-pack agreement with the acquirer of the discontinued turkey business under which they processed turkeys for sale to our customers through the end of 2008. We had no remaining turkey inventories as of December 26, 2010 and did not recognize operating results related to our discontinued turkey business after the second quarter of 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Neither our continued involvement in the distribution and sale of these turkeys or the co-pack agreement conferred upon us the ability to influence the operating and/or financial policies of the turkey business under its new ownership.

No debt was assumed by the acquirer of the discontinued turkey business or required to be repaid as a result of the disposal transaction. We elected to allocate to the discontinued turkey operation other consolidated interest that was not directly attributable to or related to other operations of the Company based on the ratio of net assets to be sold or discontinued to the sum of the total net assets of the Company plus consolidated debt. Interest allocated to the discontinued business totaled $1.4 million in 2008. We did not allocate interest to the discontinued business in 2010 or 2009.

The following amounts related to our turkey business have been segregated from continuing operations and included in the line items Income (loss) from operation of discontinued business, net of tax and Gain on sale of discontinued business, net of tax in the Consolidated Statements of Operations:

	2009	2008
Net sales	$25,788	$86,261

Income (loss) from operation of discontinued business before income taxes	$962	$(11,746)
Income tax expense (benefit)	363	(4,434)

Income (loss) from operation of discontinued business, net of tax	$599	$(7,312)

Gain on sale of discontinued business before income taxes	$—	$1,450
Income tax expense	—	547

Gain on sale of discontinued business, net of tax	$—	$903

4.    EXIT OR DISPOSAL ACTIVITIES

From February 2008 through December 2010, the Company completed the following exit or disposal activities:

•	Closed ten processing facilities/complexes (we reopened a facility in Douglas, Georgia and plan to have it at full capacity by fall 2011) and eight distribution centers;
•	Sold one closed processing complex and four closed distribution centers;
•	Reduced or consolidated production at various other processing facilities/complexes;
•	Closed two administrative office buildings; and
•	Reduced its workforce by 898 non-production positions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant activities that occurred between the Petition Date and the Effective Date were approved by the Bankruptcy Court, when required under the Bankruptcy Code, as part of the Company’s reorganization efforts. To date, these exit or disposal activities have eliminated approximately 12,000 positions and resulted in net charges totaling $84.2 million.

Results of operations for 2010, the Transition Period, 2009 and 2008 included exit or disposal costs totaling $32.0 million, $3.2 million, $30.5 million and $16.2 million, respectively. All exit or disposal costs, with the exception of costs related to lease obligations and inventory reserves related to closed facilities, have resulted in cash expenditures or will result in cash expenditures within one year.

Results of operations for 2010, the Transition Period, and 2009 also included adjustments totaling $11.9 million, $4.1 million, and $9.2 million, respectively, which reduced the accrued costs. There were no significant adjustments in 2008. Adjustments recognized in 2010 included favorable adjustments to incentive compensation and related excise taxes upon finalization of an incentive plan analysis as well as the elimination of accrued severance and other exit or disposal costs at the culmination of the related exit or disposal period. These adjustments also included the assumption of a lease obligation related to our closed administrative office by an outside party.

Exit or disposal costs totaling $4.3 million, $2.9 million, $12.5 million and $28.0 million recognized during 2010, the Transition Period, 2009 and 2008, respectively, were classified as Operational restructuring charges, a component of gross profit, because management believes these costs are directly related to the Company’s ongoing production activities. Exit or disposal costs totaling $66.0 million, a credit of $1.4 million, costs of $2.0 million and $16.2 million were recognized during 2010, the Transition Period, 2009 and 2008, respectively, and were classified as Administrative restructuring charges, a component of operating income below gross profit, because management believes these costs were not directly related to the Company’s ongoing production. Exit or disposal costs totaling $18.5 million, $32.7 million and $87.3 million incurred during 2010, the Transition Period and 2009, respectively, were classified as reorganization items. There were no reorganization items incurred in 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth restructuring activity that occurred during 2010, the Transition Period, 2009 and 2008:

	Accrued Lease Obligation	Accrued Severance	Accrued Other Exit or Disposal Costs	Inventory Reserves	Total
	(In thousands)
September 29, 2007	$-	$-	$-	$-	$-
Accruals	4,778	4,000	7,378	2,021	18,177
Payment/Disposal	(312)	(1,306)	(1,727)	(806)	(4,151)
Adjustments	-	-	-	(3)	(3)

September 27, 2008	4,466	2,694	5,651	1,212	14,023
Accruals	-	17,830	7,667	5,029	30,526
Payment/Disposal	(622)	(12,876)	(2,753)	(4,775)	(21,026)
Adjustments	(2,202)	(4,305)	(2,454)	(212)	(9,173)

September 26, 2009	1,642	3,343	8,111	1,254	14,350
Accruals	-	833	-	741	1,574
Payment/Disposal	(86)	(2,393)	(5,608)	(92)	(8,179)
Adjustments	(1,536)	(522)	1,111	-	(947)

December 27, 2009	20	1,261	3,614	1,903	6,798
Accruals	-	31,965	9,869	2,118	43,952
Payment /Disposal	-	(28,624)	(2,611)	(2,649)	(33,884)
Adjustments	(20)	(452)	(10,872)	(579)	(11,923)

December 26, 2010	$-	$4,150	$-	$793	$4,943

Costs incurred in the second, third and fourth quarters of 2009, the Transition Period and the first quarter of 2010, were primarily classified as reorganization items. Consistent with the Company’s previous practice and because management believes costs incurred in 2008 and the first quarter of 2009 were related to ceasing production at previously announced facilities and not directly related to the Company’s ongoing production, they are classified as a component of operating income (loss) below gross profit.

In 2009, the Company recognized losses totaling $12.5 million related to sales of unneeded broiler eggs. These losses were recognized as components of gross profit (loss).

The Company recognized impairment charges totaling $26.5 million and $5.4 million for the year ended December 26, 2010 and September 26, 2009, respectively, to reduce the carrying amounts of certain property, plant and equipment to their estimated fair values. These costs were classified as restructuring items in 2010 and reorganization items in 2009. Consistent with our previous practice and because management believes the realization of the carrying amounts of the affected assets was directly related to the Company’s production activities, the charges were reported as a component of gross profit (loss).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Components of operational restructuring charges and administrative restructuring charges are summarized below:

	2010	Transition Period	2009	2008
	(In thousands)
Operational restructuring charges:
Relocation charges expensed as incurred	$3,288	$-	$-	$-
Asset impairments (See Note 10—Property, Plant and Equipment)	1,030	-	-	11,061
Loss on egg sales and flock depletion expensed as incurred	-	2,877	12,464	14,906
Other restructuring costs	-	-	-	2,023

Total	$4,318	$2,877	$12,464	$27,990

Administrative restructuring charges, net:
Accrued severance provisions (adjustments)	$31,227	$-	$1,941	$4,000
Relocation charges expensed as incurred	7,224	-	-	-
Asset impairments (See Note 10—Property, Plant and Equipment)	25,453	-	-	-
Loss on inventory scrapped expensed as incurred	2,118	-	-	-
Grower compensation	-	-	-	3,989
Lease continuation	-	(1,359)	-	3,389
Other restructuring costs	-	-	46	4,778

Total	$66,022	$(1,359)	$1,987	$16,156

On April 12, 2010, the Company announced that it planned to reduce corporate and administrative positions across the organization under the second phase of its integration with JBS USA. As of December 26, 2010, the total planned reduction in workforce under this second phase of integration is 251 positions, of which 228 positions have been eliminated.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.    FAIR VALUE MEASUREMENT

The asset (liability) amounts recorded in the Consolidated Balance Sheet (carrying amounts) and the estimated fair values of financial instruments at December 26, 2010 consisted of the following:

	2010		2009		Note Reference
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Cash and cash equivalents	$106,077	$106,077	$220,029	$220,029
Short-term restricted cash and cash equivalents(a)	60,953	60,953	-	-
Short-term investments in available-for-sale securities	1,554	1,554	5,302	5,302	8
Trade accounts and other receivables	321,765	321,765	316,953	316,953	6
Derivative trading accounts margin cash(b)	4,528	4,528	-	-
Commodity derivative assets(b):					8
Futures	32,962	32,962	-	-
Options	399	399	-	-
Long-term investments in available-for-sale securities	11,595	11,595	57,314	57,314	8
Long-term restricted cash and cash equivalents(c)	5,000	5,000	10,072	10,072
Accounts payable and accrued expenses(d)	(618,199)	(618,199)	(491,432)	(491,432)	11
Commodity derivative liabilities(e):					8
Futures	(8,497)	(8,497)	-	-
Options	(7,890)	(7,890)	-	-
Public debt obligations(f)	(3,897)	(5,164)	(656,996)	(717,206)	12
Non-public debt obligations(f)	(1,335,407)	(1,349,971)	(1,388,098)	(g )	12

(a)	Cash held by the Company’s captive insurance subsidiaries is restricted as to use because it collateralizes certain insurance obligations.

(b)	Derivative trading accounts margin cash and commodity derivative assets are included in Prepaid expenses and other current assets on the Consolidated Balance Sheet.

(c)	Long-term restricted cash and cash equivalents are included in Other assets on the Consolidated Balance Sheet.

(d)	Accounts payable and accrued expenses presented above excludes commodity derivative liabilities.

(e)	Commodity derivative liabilities are included in Accrued expenses on the Consolidated Balance Sheet.

(f)

The fair values of the Company’s public and non-public debt obligations were estimated by calculating the net present value of future payments for each public debt obligation or non-public borrowing discounted using the US Treasury interest rate applicable for an instrument with a life similar to the remaining life of each of our public debt obligations or non-public borrowings plus the same interest rate spread applied to each of our public debt obligations and non-public borrowings at inception.

(g)

Management expected that the fair value of the non-public credit facilities decreased below the aggregate face value of those facilities, but could not reliably estimate the aggregate fair value at the time as a result of our Chapter 11 bankruptcy filing.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Effective September 28, 2008, the Company adopted guidance under ASC Topic 820, Fair Value Measurements and Disclosures, which establishes a framework for measuring fair value and required enhanced disclosures about fair value measurements. The subject guidance under ASC Topic 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The subject guidance under ASC Topic 820 also requires disclosure about how fair value was determined for assets and liabilities and established a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs as follows:

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

As of December 26, 2010 the Company held certain items that are required to be measured at fair value on a recurring basis. These included cash and cash equivalents, derivative assets and liabilities, short-term investments in available-for-sale securities and long-term investments in available-for-sale securities. Cash equivalents consist of short-term, highly liquid, income-producing investments such as money market funds and other funds that have maturities of 90 days or less. Derivative assets and liabilities consist of long and short positions on both exchange-traded commodity futures and commodity options as well as margin cash on account with the Company’s derivatives brokers. Short-term investments in available-for-sale securities consist of short-term, highly liquid, income-producing investments such as municipal debt securities that have maturities of greater than 90 days but less than one year. Long-term investments in available-for-sale securities consist of income-producing investments such as municipal debt securities, corporate debt securities, equity securities and fund-of-funds units that have maturities of greater than one year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following items are measured at fair value on a recurring basis at December 26, 2010:

	Level 1	Level 2	Level 3	Total
	(In thousands)
Cash and cash equivalents	$106,077	$-	$-	$106,077
Short-term restricted cash and cash equivalents	60,953	-	-	60,953
Short-term investments in available-for-sale securities	-	1,554	-	1,554
Derivative trading accounts margin cash	4,528	-	-	4,528
Commodity derivative assets:
Futures	32,962	-	-	32,962
Options	-	399	-	399
Long-term investments in available-for-sale securities	6,953	3,452	1,190	11,595
Long-term restricted cash and cash equivalents	5,000	-	-	5,000
Commodity derivative liabilities:
Futures	(8,497)	-	-	(8,497)
Options	-	(7,890)	-	(7,890)

Financial assets classified in Level 1 at December 26, 2010 include cash and cash equivalents, restricted cash and cash equivalents and commodity futures derivative instruments traded in active markets. The valuation of these instruments is determined using a market approach, taking into account current interest rates, creditworthiness, and liquidity risks in relation to current market conditions, and is based upon unadjusted quoted prices for identical assets in active markets. The valuation of plan assets in Level 2 is determined using a market approach based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for substantially the full term of the financial instrument. Level 2 securities primarily include equity securities, fixed income securities and commodity option derivative instruments. The valuation of plan assets in Level 3 is determined using an income approach based on unobservable inputs such as discounted cash flow models or valuations. Level 3 securities consist of a fund of funds investment and auction rate securities.

The following table presents activity for the year ended December 26, 2010 related to the Company’s investment in a fund of funds asset that is measured at fair value on a recurring basis using Level 3 inputs:

	Fund of Funds	Auction Rate Securities	Total
	(In thousands)
Balance at September 29, 2007	$-	$9,000	$9,000
Purchase of securities	1,000	2,000	3,000
Sale of securities	-	(7,150)	(7,150)
Included in other comprehensive income	197	-	197

Balance at September 27, 2008	1,197	3,850	5,047
Sale of securities	-	(3,850)	(3,850)
Included in other comprehensive income	(129)	-	(129)

Balance at September 26, 2009	1,068	-	1,068
Included in other comprehensive income	48	-	48

Balance at December 27, 2009	1,116	-	1,116
Included in other comprehensive income	74	-	74

Balance at December 26, 2010	$1,190	$-	$1,190

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.    TRADE ACCOUNTS AND OTHER RECEIVABLES

Trade accounts and other receivables, less allowance for doubtful accounts, consisted of the following:

	December 26, 2010	September 26, 2009
	(In thousands)
Trade accounts receivable	$318,473	$307,523
Other receivables	9,355	14,245

Receivables, gross	327,828	321,768
Allowance for doubtful accounts	(6,063)	(4,815)

Receivables, net	$321,765	$316,953

7.    INVENTORIES

Inventories consisted of the following:

	December 26, 2010	September 26, 2009
	(In thousands)
Chicken:
Live chicken and hens	$348,700	$287,858
Feed, eggs and other	221,939	206,137
Finished chicken products	440,458	249,732

Total chicken inventories	1,011,097	743,727

Other products:
Commercial feed, table eggs, retail farm store and other	12,355	16,927
Distribution inventories (other than chicken products)	5,802	3,215

Total other products inventories	18,157	20,142

Total inventories	$1,029,254	$763,869

Inventories included a lower-of-cost-or-market allowance of $2.5 million at December 26, 2010. The loss recognized on the application of the rule of lower-of-cost-or-market valuation in 2010 was also $2.5 million. Inventories did not include a lower-of-cost-or-market allowance at September 26, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	FINANCIAL INSTRUMENTS

Investments in Securities

The following is a summary of our cash equivalents and current and long-term investments in available-for-sale securities:

	December 26, 2010		September 26, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Cash equivalents:
Fixed income securities	$50	$51	$3,414	$3,562
Other	1,531	1,531	35,628	35,628

Current investments:
Fixed income securities	$1,518	$1,554	$5,174	$5,302

Long-term investments:
Fixed income securities	$3,285	$3,452	$46,843	$49,477
Equity securities	5,884	6,953	6,595	6,769
Other	1,300	1,190	1,300	1,068

Maturities for the Company’s investments in fixed income securities as of December 26, 2010, were as follows:

	Amount	Percent
	(In thousands)
Matures in less than one year	$1,605	32	%
Matures between one and two years	907	18	%
Matures between two and five years	1,898	37	%
Matures in excess of five years	647	13	%

	$5,057	100	%

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

Certain investments are held in trust as compensating balance arrangements for our insurance liability and are classified as long-term based on a maturity date greater than one year from the balance sheet date and management’s intention not to use such assets in the next year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivative Financial Instruments

The Company utilizes various raw materials in its operations, including corn, soybean meal, soybean oil, and energy, such as natural gas, electricity and diesel fuel, which are all considered commodities. The Company considers these raw materials generally available from a number of different sources and believes it can obtain them to meet its requirements. These commodities are subject to price fluctuations and related price risk due to factors beyond our control, such as economic and political conditions, supply and demand, weather, governmental regulation, and other circumstances. Generally, the Company purchases derivative financial instruments, specifically exchange-traded futures and options, in an attempt to mitigate price risk related to its anticipated consumption of commodity inputs for periods up to 12 months. The Company may purchase longer-term derivative financial instruments on particular commodities if deemed appropriate. As of December 26, 2010, the Company had long derivative positions in place covering 13.8% and 8.7% of anticipated corn and soybean meal needs, respectively, through December 2011.

The fair value of derivative assets is included in the line item Prepaid expenses and other current assets on the Consolidated Balance Sheets while the fair value of derivative liabilities is included in the line item Accrued expenses on the same statements. At December 26, 2010, the fair values of commodity derivative assets and commodity derivative liabilities totaled $33.4 million and $16.4 million, respectively. Our counterparties require that we post cash collateral for changes in the net fair value of the derivative contracts. At December 26, 2010, we had posted $4.5 million of cash collateral with our counterparties to secure our open positions. We did not hold any outstanding derivative financial instruments at September 26, 2009. At December 26, 2010, we held written put options expiring between May 2011 and December 2011 on 6,775 corn contracts and 760 soybean meal contracts with an aggregate fair value of $7.9 million. At December 26, 2010, we were also in short positions on 2,805 corn contracts and 692 soybean meal contracts with an aggregate fair value of $8.5 million.

We have not designated the derivative financial instruments that we have purchased to mitigate commodity purchase exposures as cash flow hedges. Therefore, we recognized changes in the fair value of these derivative financial instruments immediately in earnings. Gains or losses related to these derivative financial instruments are included in the line item Cost of sales in the Consolidated Statements of Operations. The Company recognized $69.2 million in net gains and net losses of $21.1 million and $38.3 million related to changes in the fair value of its derivative financial instruments during 2010, 2009 and 2008, respectively. The Company did not participate in any derivative financial instrument transactions during the Transition Period.

During 2010, the Company recognized in earnings a previously unrealized gain totaling $4.1 million on a derivative instrument designated as a cash flow hedge associated with the Unsecured Notes that were extinguished on December 28, 2009. This gain is included in the line item Reorganization items, net in the Consolidated Statement of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.    IDENTIFIED INTANGIBLE ASSETS

Identified intangible assets consisted of the following:

	Useful Life (Years)	Original Cost	Accumulated Amortization	Carrying Amount
			(In thousands)
September 26, 2009:
Trade names	3–15	$39,271	$(22,328)	$16,943
Customer relationships	13	51,000	(10,789)	40,211
Non-compete agreements	3	300	(275)	25

Total intangible assets		90,571	(33,392)	57,179

December 26, 2010:
Trade names	3–15	39,271	(25,629)	13,642
Customer relationships	13	51,000	(15,692)	35,308
Non-compete agreements	3	300	(300)	-

Total intangible assets		$90,571	$ (41,621)	$48,950

We recognized amortization expense related to identified intangible assets of $5.7 million in 2010, $2.5 million in the Transition Period, $10.2 million in 2009 and $10.2 million in 2008.

We expect to recognize amortization expense associated with identified intangible assets of $5.7 million in each year from 2011 through 2015.

10.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment (“PP&E”), net consisted of the following:

	December 26, 2010	September 26, 2009
	(In thousands)
Land	$81,212	$109,532
Buildings, machinery and equipment	2,505,722	2,468,297
Autos and trucks	57,441	57,556
Construction-in-progress	96,442	74,943

Property, plant and equipment, gross	2,740,817	2,710,328

Accumulated depreciation	(1,382,681)	(1,210,852)

Property, plant and equipment, net	$1,358,136	$1,499,476

The Company recognized depreciation expense of $209.4 million, $52.4 million, $217.9 million and $225.1 million during 2010, the Transition Period, 2009 and 2008, respectively.

During 2010, the Company sold certain property, plant and equipment for cash of $14.7 million and recognized a gain of $4.4 million. Property, plant and equipment sold included undeveloped land in Pittsburg, Texas and Saltillo, Coahuila, Mexico; feed mills in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pittsboro, North Carolina and Mt. Pleasant, Texas; a research laboratory in Lithonia, Georgia; a research farm in Pittsboro, North Carolina; broiler farms in Pittsburg, Texas; a breeder farm in Leesburg, Texas; an engineering building in Pittsburg, Texas and aircraft hangars in Mt. Pleasant, Texas.

Between February 2008 and December 2010, the Company closed or idled (i) processing facilities/complexes in Athens, Alabama, Athens, Georgia, El Dorado, Arkansas, Franconia, Pennsylvania, and Clinton, Arkansas, (ii) hatcheries in Curry, Alabama, Gainesville, Georgia, Pittsburg, Texas and Siler City, North Carolina and (iii) various broiler farms in Camp County, Texas. We reopened the idled processing plant in Douglas, Georgia which we plan to have at full capacity by fall 2011. If market conditions are favorable, we plan to further expand production capacity at existing facilities and possibly reopen a second idled facility. Neither the Board of Directors nor JBS USA has determined if it would be in the best interest of the Company to divest any of these idled assets. Management is therefore not certain that it can or will divest any of these assets within one year, is not actively marketing these assets, and, accordingly, has not classified them as assets held for sale. The Company continues to depreciate these assets. At December 26, 2010 the carrying amount of these idled assets was $76.7 million based on depreciable value of $163.6 million and accumulated depreciation of $86.9 million.

Between February 2008 and December 2010, the Company also closed or idled (i) processing plants in Dalton, Georgia, Bossier City, Louisiana and Siler City, North Carolina, (ii) administrative offices in Pittsburg, Texas, Atlanta, Georgia, and Moorefield, West Virginia, (iii) distribution centers in Shreveport, Louisiana, (iv) a feed mill in Cartersville, Georgia and (v) various breeder and/or broiler farms in Camp County, Texas. The Company currently classifies these assets as well as certain undeveloped land in Titus County, Texas and a lake marina in Camp County, Texas as assets held for sale. At December 26, 2010, the Company reported assets held for sale totaling $47.7 million in Assets held for sale on its Consolidated Balance Sheets.

The fair values of the Company’s administrative campuses in Pittsburg, Texas and Atlanta, Georgia were estimated using the market approach in the fourth quarter of 2010. The Company recognized administrative restructuring charges totaling $17.9 million and $6.9 million, respectively, during 2010 to reduce the carrying amounts of certain idled assets located at these campuses to fair value. In 2010, the Company also recognized operational restructuring charges totaling $1.0 million and administrative restructuring charges totaling $0.7 million to impair the carrying amounts of certain idled assets located in Georgia, North Carolina and Texas to fair value.

The Company estimated the fair values of its other assets held for sale and idled assets in the fourth quarter of 2010. Most of these assets were valued at their highest and best use—as operating chicken processing facilities. A selected few of these assets were valued as empty facilities. Management does not believe that the aggregate carrying amount of the other assets

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

held for sale or the idled assets are significantly impaired at the present time. However, should the carrying amounts of these assets consistently exceed future purchase offers received, if any, recognition of impairment charges could become necessary. At the present time, the Company’s forecasts indicate that it can recover the carrying value of its operating assets, including its property, plant and equipment and identified intangible assets, based on the projected cash flows of the operations.

11. ACCRUED EXPENSES

Accrued expenses consisted of the following components:

	December 26, 2010	September 26, 2009
	(In thousands)
Compensation and benefits	$108,639	$107,850
Interest and debt-related fees	12,624	11,239
Insurance and self-insured claims	83,648	86,081
Commodity derivative liabilities:
Futures	8,497	-
Options	7,890	-
Other	76,296	104,089

Total accrued expenses	$297,594	$309,259

12. LONG-TERM DEBT AND OTHER BORROWING ARRANGEMENTS

Long-term debt consisted of the following components:

	Maturity	December 26, 2010	September 26, 2009
		(In thousands)
Senior notes, at 7 7/8%, net of unaccreted discounts	2018	$496,393	$-
Senior unsecured notes, at 7 5/8%	2015	116	400,000
Senior subordinated unsecured notes, at 8 3/8%	2017	3,517	250,000
The Exit Credit Facility with two term notes payable at 5.313% and one term note payable at 9.00%	2014	632,500	-
The Exit Credit Facility with one revolving note payable on which the Company had funds borrowed at 4.183% and 6.75%	2012	205,300	-
Pre-petition BMO Facility with notes payable at LIBOR plus 1.25% to LIBOR plus 2.75%	2013	-	218,936
ING Credit Agreement (defined below) with notes payable at LIBOR plus 1.65% to LIBOR plus 3.125%	2011	-	41,062
Pre-petition CoBank Facility with four notes payable at LIBOR plus a spread, one note payable at 7.34% and one note payable at 7.56%	2016	-	1,126,398
Other	Various	1,478	8,698

Long-term debt		1,339,304	2,045,094
Less: Current maturities of long-term debt		(58,144)	-
Less: Long-term debt subject to compromise		-	(2,004,032)

Long-term debt, less current maturities		$1,281,160	$41,062

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt Obligations

Senior and Subordinated Notes. On December 15, 2010, the Company closed on the sale of $500.0 million of 7 7/8% Senior Notes due 2018 (the “2018 Notes”). The 2018 Notes are unsecured obligations of the Company and are guaranteed by one the Company’s subsidiaries. Interest is payable on December 15 and June 15 of each year, commencing on June 15, 2011. The proceeds from the sale of the notes, after initial purchasers’ discounts and expenses, were used to (i) repay all indebtedness outstanding under the Term A loan commitments of our Exit Credit Facility and (ii) repay a portion of the indebtedness outstanding under the Term B-1 loans commitments of our Exit Credit Facility. The indenture governing the 2018 Notes contains various covenants that may adversely affect our ability, among other things, to incur additional indebtedness, incur liens, pay dividends or make certain restricted payments, consummate certain asset sales, enter into certain transactions with JBS USA and our other affiliates, merge, consolidate and/or sell or dispose of all or substantially all of our assets. Additionally, we have $3.6 million of 7 5/8% senior unsecured notes and 8 3/8% senior subordinated unsecured notes outstanding in the aggregate.

Exit Credit Facility. Upon exiting from bankruptcy, the Company and certain of its subsidiaries, consisting of To-Ricos, Ltd. and To-Ricos Distribution, Ltd. (collectively, the “To-Ricos Borrowers”), entered into the Exit Credit Facility, which provides for an aggregate commitment of $1.75 billion consisting of (i) a revolving loan commitment of $600.0 million, (ii) a Term A loans commitment of $375.0 million and (iii) a Term B loans commitment of $775.0 million. The Exit Credit Facility also includes an accordion feature that allows us at any time to increase the aggregate revolving loan commitment by up to an additional $250 million and to increase the aggregate Term B loans commitment by up to an additional $400 million, in each case subject to the satisfaction of certain conditions, including an aggregate cap on all commitments under the Exit Credit Facility of $1.85 billion. The proceeds received from the Exit Credit Facility and sale of common stock to JBS USA were used to repay prepetition notes and bank debt as well as fund distributions to holders of other allowed claims. On January 13, 2011, we increased the amount of the revolving loan commitments under the Exit Credit Facility to $700.0 million. The Term A loan was repaid on December 15, 2010 with proceeds from the 2018 Notes. The revolving loan commitment and the Term B loans will mature on December 28, 2014.

On December 26, 2010, a principal amount of $632.5 million under the Term B loans commitment and $205.3 million under the revolving loan commitment were outstanding. On December 28, 2009, the Company also paid loan costs totaling $50.0 million related to the Exit Credit Facility that it recognized as an asset on its balance sheet. The Company amortizes these capitalized costs to expense over the life of the Exit Credit Facility.

Subsequent to the end of each fiscal year, a portion of our cash flow must be used to repay outstanding principal amounts under the Term B loans. With respect to 2010, the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company must pay approximately $46.3 million of its cash flow toward the outstanding principal under the Term B loans. After giving effect to this prepayment and other prepayments of the Term B Loans, the Term B Loans must be repaid in 16 quarterly installments of approximately $3.9 million beginning on April 15, 2011, with the final installment due on December 28, 2014. The Exit Credit Facility also requires us to use the proceeds we receive from certain asset sales and specified debt or equity issuances and upon the occurrence of other events to repay outstanding borrowings under the Exit Credit Facility.

The Exit Credit Facility includes a $50.0 million sub-limit for swingline loans and a $200.0 million sub-limit for letters of credit. Outstanding borrowings under the revolving loan commitment bear interest at a per annum rate equal to 3.00% plus the greater of (i) the US prime rate as published by the Wall Street Journal, (ii) the average federal funds rate plus 0.5%, and (iii) the one-month LIBOR rate plus 1.0%, in the case of alternate base rate loans, or 4.00% plus the one, two, three or six month LIBOR rate adjusted by the applicable statutory reserve, in the case of Eurodollar loans. Outstanding Term B-1 loans bear interest at a per annum rate equal to 3.50% plus greater of (i) the US prime rate, as published by the Wall Street Journal, (ii) the average federal funds rate plus 0.5%, and (iii) the one month LIBOR rate plus 1.0%, in the case of alternate base rate loans, or 4.50%, plus the one, two, three or six month LIBOR Rate adjusted by the applicable statutory reserve, in the case of Eurodollar loans. Outstanding Term B-2 loans bear interest at a per annum rate equal to 9.00%. Commitment fees charged on the revolving commitments under the Exit Credit Facility accrue at a per annum rate equal to 0.50%.

Actual borrowings by the Company under the revolving credit commitment part of the Exit Credit Facility are subject to a borrowing base, which is a formula based on certain eligible inventory, eligible receivables and restricted cash under the control of CoBank ACB, as administrative agent under the Exit Credit Facility. The borrowing base formula is reduced by the sum of (i) inventory reserves, (ii) rent and collateral access reserves, and (iii) any amount more than 15 days past due that is owed by the Company or its subsidiaries to any person on account of the purchase price of agricultural products or services (including poultry and livestock) if that person is entitled to any grower’s or producer’s lien or other security arrangement. Revolving loan availability under the borrowing base is also limited to an aggregate of $25.0 million with respect to the To-Ricos Borrowers. As of December 26, 2010, the applicable borrowing base was $600.0 million, the amount available for borrowing under the revolving loan commitment was $354.2 million and outstanding borrowings and letters of credit under the revolving loan commitment totaled $245.8 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Exit Credit Facility provides that the Company may not incur capital expenditures in excess of $275.0 million in 2011 and $350.0 million per fiscal year thereafter. The Company must also maintain a minimum fixed charge coverage ratio and a minimum level of tangible net worth and may not exceed a maximum senior secured leverage ratio. The Company must maintain compliance with these covenants at the following levels:

Minimum fixed charge coverage ratio(a)	At least 1.05 to 1.00 on or before December 31, 2012 and at least 1.10 to 1.00 after January 1, 2013.

Maximum senior secured leverage ratio(b)	No greater than (i) 4.00 to 1.00 on or before December 31, 2012, (ii) 3.75 to 1.00 for the period from January 1, 2013 to December 31, 2013 and (iii) 3.50 to 1.00 for any period after January 1, 2014.

Minimum consolidated tangible net worth(c)	At least $656.1 million plus 50.0% of the cumulative net income (excluding any losses) of the Company and its subsidiaries from the Effective Date through the date of calculation.

(a)

Fixed charge coverage ratio means the ratio of (i) EBITDA, as adjusted, minus the unfinanced portion of capital expenditures, minus taxes paid in cash, in each case for the period of eight consecutive fiscal quarters ending as of such date; to (ii) Fixed Charges as of such date, all calculated for the Company on a consolidated basis. EBITDA, as adjusted, means (i) net income (loss) for such period plus interest, taxes, depreciation and amortization, plus (ii) cash (if taken in connection with or during the bankruptcy of the Company) and non-cash tangible and intangible asset impairment charges, lease termination costs, severance costs, facility shutdown costs, and other related restructuring charges for such period related to a permanent reduction in capacity, plant or facility closures/cut-backs or a significant reconfiguration of a plant or facility and extraordinary, unusual or non-recurring non-cash charges or losses (other than for write-down or write-off of inventory); minus (iii) any extraordinary, unusual or nonrecurring income or gains; provided however, that aggregate principal amount of Plan Sponsor Subordinated Indebtedness included in the calculating EBITDA shall not exceed $100.0 million. Plan Sponsor Subordinated Indebtedness means additional unsecured Indebtedness owed to JBS USA Holdings, Inc., a Delaware corporation, or any wholly-owned subsidiary thereof that is (i) organized under the laws of the United States, any state thereof or the District of Columbia, and (ii) has been formed for the purpose of acquiring a majority of the equity interests of the Company, or merging or consolidating with the Company for the purpose of acquiring a majority of the equity interests of the Company. Fixed Charges means all amounts that are required to be paid by the Company during an eight fiscal quarter period for scheduled principal payments on indebtedness and capital lease obligations; plus all amounts that were paid in cash by the Company during the preceding eight fiscal quarter period in respect of interest, dividends, contributions to certain employee pension benefit plans and non-cancellable operating lease payments not included in the calculation of EBITDA.

(b)

Senior secured leverage ratio means the ratio of Senior Secured Indebtedness on such date to EBITDA, as adjusted, during the preceding four consecutive fiscal quarters. Senior Secured Indebtedness means, at any date, the aggregate principal amount of all Indebtedness (other than unsecured Indebtedness) of the Company at such date, determined on a consolidated basis, to the extent required to be reflected in the “Liabilities” section of the Consolidated Balance Sheet of the Company. Indebtedness means the aggregate principal amount of all (i) borrowed money and capital lease obligations, (ii) deposits or advances owed by the Company, (iii) obligations evidenced by bonds, debentures, notes or similar instruments, (iv) obligations under conditional sale or other title retention agreements, (v) obligations related to the deferred purchase price of property or services, (vi) all indebtedness of others secured by liens on property of the Company, (vii) guarantor obligations, (viii) obligations in respect to letters of credit, letters of guaranty, bankers’ acceptances and liquidated earn-outs and (ix) any other off-balance sheet liability, each to the extent required to be reflected in the Liabilities section of our Consolidated Balance Sheets.

(c)	Consolidated tangible net worth means shareholders’ equity minus intangible assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company is currently in compliance with these covenants. However, chicken prices, commodity prices, access to export markets and other factors could affect the Company’s ability to maintain compliance with its financial covenants.

Under the Exit Credit Facility, JBS USA, the Company’s majority stockholder, or its affiliates may make loans to the Company on a subordinated basis on terms reasonably satisfactory to the agents under the Exit Credit Facility and up to $100 million of such subordinated indebtedness may be included in the calculation of EBITDA (as defined in the Exit Credit Facility).

The Exit Credit Facility contains various covenants that may adversely affect our ability to, among other things, incur additional indebtedness, incur liens, pay dividends or make certain restricted payments, consummate certain assets sales, enter into certain transactions with JBS USA and our other affiliates, merge, consolidate and/or sell or dispose of all or substantially all of our assets.

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

ING Credit Agreement. On September 25, 2006, a subsidiary of the Company, Avícola Pilgrim’s Pride de México, S. de R.L. de C.V. (the “Mexico Borrower”), entered into a secured revolving credit agreement (the “ING Credit Agreement”) with ING Capital, LLC, as agent (the “Mexico Agent”) and the lenders party thereto (the “Mexico Lenders”). The ING Credit Agreement has a final maturity date of September 25, 2011 and a revolving commitment of 557.4 million Mexican pesos, a US dollar-equivalent $45.1 million at December 26, 2010. There were no outstanding borrowings under the ING Credit Agreement at December 26, 2010. Outstanding amounts under the ING Credit Agreement bear interest at a rate per annum equal to: the LIBOR Rate, the Base Rate, or the Interbank Equilibrium Interest Rate (the “TIIE Rate”), as applicable, plus the Applicable Margin (as those terms are defined in the ING Credit Agreement). While the Company was operating in Chapter 11, the Applicable Margin for LIBOR loans, Base Rate loans, and TIIE loans was 6.0%, 4.0%, and 5.8%, respectively. Following the Effective Date, the Applicable Margin for LIBOR loans and Base Rate loans is 0.375% higher than the highest applicable interest rate margin under the Exit Credit Facility and for TIIE loans is 0.20% less than the Applicable Margin for LIBOR loans.

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

Other Disclosures

Most of our domestic inventories and domestic fixed assets are pledged as collateral on our long-term debt and credit facilities.

Annual maturities of long-term debt for the five years subsequent to December 26, 2010 are as follows:

	Debt Maturities
For the fiscal years ending December:	(In thousands	)
2011	$58,144
2012	15,612
2013	15,886
2014	749,027
2015	263
Thereafter	503,979

Total maturities	1,342,911
Less: Amount representing original issue discount, net of accretion	(3,607)

Total long-term debt	$1,339,304

Total interest expense was $105.6 million, $44.7 million, $161.9 million and $134.2 million in 2010, the Transition Period, 2009 and 2008, respectively. Interest related to new construction capitalized in 2010, the Transition Period, 2009 and 2008 was $1.3 million, $1.1 million, $2.6 million and $5.3 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	INCOME TAXES

Income (loss) from continuing operations before income taxes by jurisdiction is as follows:

	2010	Transition Period	2009	2008
	(In thousands)
US	$(7,594)	$(64,709)	$(200,334)	$(1,164,376)
Foreign	74,082	(3,737)	26,485	(21,533)

Total	$66,488	$(68,446)	$(173,849)	$(1,185,909)

The components of income tax expense (benefit) are set forth below:

	2010	Transition Period	2009	2008
	(In thousands)
Current:
Federal	$28,156	$10,266	$(320)	$925
Foreign	25,815	(245)	2,829	(1,649)
State and other	(8,549)	—	(2,617)	1,747

Total current	45,422	10,021	(108)	1,023
Deferred:
Federal	(27,823)	(118,514)	(21,025)	(212,151)
Foreign	(41,212)	15,434	1,199	35,277
State and other	(225)	(9,312)	(1,652)	(19,070)

Total deferred	(69,260)	(112,392)	(21,478)	(195,944)

	$(23,838)	$(102,371)	$(21,586)	$(194,921)

The effective tax rate for continuing operations for 2010 was (35.9)% compared to 12.4% for 2009. The effective tax rate for 2010 differed from 2009 primarily as a result of a benefit on the deconsolidation for tax purposes of the Mexico operations and a decrease in the valuation allowance. The deconsolidation for tax purposes of the Mexico operations was in response to changes in the Mexican tax laws that became effective January 1, 2010. The deconsolidation reduces the accrued taxes that had been previously recognized under the consolidated filing status as it eliminates recapturing certain taxes required under the new consolidation laws. The effective tax rate for continuing operations for 2008 was 16.4%. The effective tax rate for 2009 differed from 2008 primarily as a result of a decrease in reserves for unrecognized tax benefits offset by an increase in valuation allowance and the tax effect of permanent items.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reconciles the statutory US federal income tax rate to the Company’s effective income tax rate:

	2010		Transition Period		2009		2008
Federal income tax rate	35.0	%	35.0	%	35.0	%	35.0	%
State tax rate, net	0.8		2.1		2.0		2.2
Permanent items	13.6		(0.6)		(0.9)		(0.8)
Permanent items – reorganization costs	(14.1)		(8.5)		(8.5)		-
Domestic production activity	(7.3)		-		-		-
Difference in US statutory tax rate and foreign country effective tax rate	(7.8)		0.6		2.2		(0.2)
Book income of consolidated entities attributable to non-controlling interest	(1.7)		0.2		-		-
Goodwill impairment	-		-		-		(14.8)
Tax credits	(7.6)		0.9		2.5		0.5
Change in reserve for unrecognized tax benefits	13.9		(4.9)		14.6		(0.2)
Change in valuation allowance	(10.9)		155.8		(33.0)		(6.0)
Change in tax legislation	(44.3)		(22.5)		-		-
Other	(5.5)		(8.5)		(1.5)		0.7

Total	(35.9)%		149.6	%	12.4	%	16.4	%

Significant components of the Company’s deferred tax liabilities and assets are as follows:

	December 26, 2010	September 26, 2009
	(In thousands)
Deferred tax liabilities:
PP&E and identified intangible assets	$136,358	$178,986
Inventories	88,820	81,542
Insurance claims and losses	15,432	6,580
All other current	3,043	879
All other non-current	16,956	51,940

Total deferred tax liabilities	260,609	319,927
Deferred tax assets:
Net operating losses	103,389	296,678
Foreign net operating losses	26,580	34,896
Credit carry forwards	50,055	23,657
Allowance for doubtful accounts	10,053	2,186
Accrued liabilities	35,644	32,455
All other long-term	16,293	18,561
Derivatives	693	-
Workers compensation	33,089	25,504
Pension and other postretirement benefits	22,615	28,598

Subtotal	298,411	462,535
Valuation allowance	(53,938)	(164,821)

Total deferred tax assets	244,473	297,714

Net deferred tax liabilities	$16,136	$22,213

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carry back and carry forward periods), projected future taxable income and tax-planning strategies in making this assessment.

As of December 26, 2010, the Company does not believe it has sufficient positive evidence to conclude that realization of its net deferred tax asset position in various states and Mexico is more likely than not to be realized. The reduction in valuation allowance of $5.9 million during 2010 was primarily due to the utilization of Mexico net operating loss carry forwards during 2010 offset by a full valuation allowance against the remaining Mexico net operating loss carry forwards as of December 26, 2010. As described in more detail below, during the Transition Period the Company carried back $547.7 million of its US federal net operating losses. As a result, during the Transition Period the Company released valuation allowance that had been recorded on its US federal net operating losses in the amount of $109.3 million. As of December 26, 2010, the Company’s valuation allowance is $53.9 million, of which $26.6 million relates to state net operating losses and credit carry forwards and $27.3 million relates to Mexico operations.

As of December 26, 2010, the Company had US federal net operating loss carry forwards of approximately $220.8 million that will begin to expire in 2026 and state net operating loss carry forwards of approximately $524.9 million that will begin to expire in 2011. The Company also had Mexico net operating loss carry forwards at December 26, 2010 of approximately $88.6 million that will begin to expire in 2011.

As of December 26, 2010, the Company had approximately $44.5 million of federal tax credit carry forwards that will begin to expire in 2024 and $5.5 million of state tax credit carry forwards that will begin to expire in 2011.

During the Transition Period the Company generated additional net operating losses from stock compensation deductions in excess of expenses recognized for financial reporting purposes (“Excess Tax Benefits”). Excess Tax Benefits are realized when they reduce taxes payable, as determined using a “with and without” method, and are credited to additional paid-in capital when realized. The Company has not recorded Excess Tax Benefits of $22.2 million as of December 26, 2010 from excess stock-based compensation deductions taken on our tax return for which a benefit has not yet been realized.

On November 6, 2009, H.R. 3548 was signed into law and included a provision that allowed most business taxpayers an increased carry back period for net operating losses incurred in 2008 or 2009. As a result, during 2009 the Company utilized $547.7 million of its US federal net operating losses under the expanded carry back provisions of H.R. 3548 and filed a claim for refund of $169.7 million. The Company received $122.6 million in refunds from the Internal Revenue Service (“IRS”) from the carry back claims during 2010. The Company anticipates receipt of the remainder of its claim pending resolution of its litigation with the IRS. See “Note 17. Commitments and Contingencies” for additional information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Section 382 of the Internal Revenue Code of 1986, as amended, imposes an annual limit on the ability of a corporation that undergoes an “ownership change” to use its US net operating losses to reduce its tax liability. The Company experienced an ownership change in December 2009, but believes that utilization of the US net operating losses and tax credits will not be hindered by the Section 382 limitation.

The Company has not provided any deferred income taxes on the undistributed earnings of its Mexico subsidiaries based upon the determination that such earnings will be indefinitely reinvested. As of December 26, 2010, the cumulative undistributed earnings of these subsidiaries were approximately $131.4 million. If such earnings were not considered indefinitely reinvested, the Company estimates it would be subject to approximately $46.0 million of US federal income taxes before considering the availability of any US foreign tax credits. For activity after fiscal year ending September 2008, the Company is not permanently reinvesting its earnings in Puerto Rico. Therefore, the earnings generated in Puerto Rico have US taxes provided on the earnings as if the earnings were distributed.

On October 31, 2009, the Mexican Congress enacted tax reform that became effective January 1, 2010. Under the provisions of the new law, the corporate tax rate increased from 28% to 30% beginning in calendar year 2010, will decrease from 30% to 29% in calendar year 2013, and will return to 28% in calendar year 2014. Also, beginning in calendar year 2010, the tax reform treated most consolidated income tax return benefits as temporary benefits for which deferred taxes must be paid once a five-year period has elapsed. For deferred taxes generated in calendar year 2006, that tax must be paid as follows: 25% in each of calendar years 2012 and 2013, 20% in calendar year 2014 and 15% in each of calendar years 2015 and 2016. Additionally, under the new bill, there are recapture rules that apply to separate company losses (post calendar year 1998) utilized in consolidation whereby the losses must be recaptured within five years instead of ten years if the separate company does not generate income to offset the losses. As a result of the tax impact of the new law, the Company recognized a charge of $15.4 million during the Transition Period.

During 2010, the Company developed a method to deconsolidate its Mexico operations from a tax perspective to help minimize the impact of the new Mexico tax reform. The deconsolidation reduces the accrued taxes that had been previously recognized under the consolidated filing status as it eliminates recapturing certain taxes required under the new consolidation laws. As a result of the deconsolidation, the Company recognized a benefit of $29.5 million during 2010.

The Company follows the provisions of ASC 740-10-25 that clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax benefit is required to meet before being recognized in the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	December 26, 2010	September 26, 2009
	(In thousands)
Unrecognized tax benefits, beginning of year	$25,516	$65,322
Increase as a result of tax positions taken during the current year	9,005	926
Increase as a result of tax positions taken during prior years	87,654	3,495
Decrease as a result of tax positions taken during prior years	(55,156)	(2,348)
Decrease relating to settlements with taxing authorities	(345)	(44,737)

Unrecognized tax benefits, end of year	$66,674	$22,658

Included in unrecognized tax benefits of $66.7 million at December 26, 2010, was $13.0 million of tax benefits that, if recognized, would reduce the Company’s effective tax rate. It is not practicable at this time to estimate the amount of unrecognized tax benefits that will change in the next twelve months.

The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. As of December 26, 2010, the Company had recorded a liability of $18.8 million for interest and penalties. During 2010, accrued interest and penalty amounts related to uncertain tax positions were increased by $9.5 million which includes an increase of $14.2 million recognized for 2010 and a decrease of $4.7 million generally related to state tax positions that now meet the recognition threshold as a result of the Company’s emergence from bankruptcy.

The IRS has concluded the examination and appeals phase for the tax year ended September 26, 2002. The Company continues to be under examination for Gold Kist and its subsidiaries for the tax years June 30, 2004 through December 27, 2006.

The Company operates in the US (including multiple state jurisdictions), Puerto Rico and Mexico. With few exceptions, the Company is no longer subject to US federal, state or local income tax examinations for years prior to 2003 and is no longer subject to Mexico income tax examinations by taxing authorities for years prior to 2005.

The Company is currently working with the IRS through the normal processes and procedures that are available to all taxpayers outside of bankruptcy to resolve the IRS’ proofs of claim. In connection, the Company has filed various petitions in United States Tax Court (“Tax Court”) in response to the Notices of Deficiency that were issued to the Company. These matters are currently in the early stages of litigation. See “Note 17. Commitments and Contingencies” for additional information.

The Company requested and received approval from the IRS to change the Company’s tax year end from the Saturday nearest September 30 of each year to the last Sunday in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December of each year. This change aligns the Company’s tax year with the tax year of JBS USA. The Company now operates on the basis of a 52/53-week tax year that ends on the Sunday falling on or before December 31.

14. PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company sponsors programs that provide retirement benefits to most of its employees. These programs include qualified defined benefit pension plans, non-qualified defined benefit retirement plans, a defined benefit postretirement life insurance plan, and defined contribution retirement savings plans. Under all of our retirement plans, the Company’s expenses were $9.4 million, $2.2 million, $10.1 million, and $4.1 million in 2010, the Transition Period, 2009 and 2008, respectively.

The Company used a year-end measurement date of December 26, 2010 for its pension and postretirement benefits plans. Certain disclosures are listed below. Other disclosures are not material to the financial statements.

Qualified Defined Benefit Pension Plans

The Company sponsored three qualified defined benefit pension plans:

•	The Pilgrim’s Pride Retirement Plan for Union Employees (the “Union Plan”),
•	the Pilgrim’s Pride Retirement Plan for El Dorado Union Employees (the “El Dorado” Plan), and
•	the Pilgrim’s Pride Pension Plan for Legacy Gold Kist Employees (the “GK Pension Plan”).

The Union Plan covers certain locations or work groups within PPC. The El Dorado Plan was spun off from the Union Plan effective January 1, 2008 and covers certain eligible locations or work groups within the Company. This plan was settled in 2010. The GK Pension Plan covers certain eligible US employees who were employed at locations that the Company acquired in its acquisition of Gold Kist in 2007. Participation in the GK Pension Plan was frozen as of February 8, 2007, for all participants with the exception of terminated vested participants who are or may become permanently and totally disabled. The plan was frozen for that group as of March 31, 2007.

Non-qualified Defined Benefit Pension Plans

The Company sponsored two non-qualified defined benefit retirement plans:

•	The Former Gold Kist Inc. Supplemental Executive Retirement Plan (the “SERP Plan”), and
•	The Former Gold Kist Inc. Directors’ Emeriti Retirement Plan (the “Directors’ Emeriti Plan”).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pilgrim’s Pride assumed sponsorship of the SERP Plan and Directors’ Emeriti Plan through its acquisition of Gold Kist in 2007. The SERP Plan provides benefits on compensation in excess of certain Internal Revenue Code limitations to certain former executives with whom Gold Kist negotiated individual agreements. Benefits under the SERP Plan were frozen as of February 8, 2007. The Directors’ Emeriti Plan provides benefits to former Gold Kist directors.

Defined Benefit Postretirement Life Insurance Plan

The Company currently sponsors one defined benefit postretirement life insurance plan named the Gold Kist Inc. Retiree Life Insurance Plan (the “Insurance Plan”).

Pilgrim’s Pride also assumed defined benefit postretirement medical and life insurance obligations, including the Insurance Plan, through its acquisition of Gold Kist in 2007. In January 2001, Gold Kist began to substantially curtail its programs for active employees. On July 1, 2003, Gold Kist terminated medical coverage for retirees age 65 or older, and only retired employees in the closed group between ages 55 and 65 could continue their coverage at rates above the average cost of the medical insurance plan for active employees. These retired employees will all reach the age of 65 by 2012 and liabilities of the postretirement medical plan will then end.

Defined Benefit Plans Obligations and Assets

The following tables provide reconciliations of the changes in the plans’ projected benefit obligations and fair value of assets as well as statements of the funded status, balance sheet reporting and economic assumptions for these plans:

	Pension Benefits		Other Benefits
	2010	2009	2010	2009
Change in projected benefit obligation:	(In thousands)
Projected benefit obligation, beginning of year	$161,607	$127,354	$2,114	$1,893
Service cost	165	672	-	-
Interest cost	8,659	8,899	115	135
Plan participant contributions	-	28	-	40
Actuarial losses (gains)	6,675	43,362	3	271
Benefits paid	(6,306)	(8,991)	(105)	(162)
Curtailments and settlements	(15,147)	-	-	-
Other	-	(1,877)	-	-

Projected benefit obligation, end of year	$155,653	$169,447	$2,127	$2,177

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Pension Benefits		Other Benefits
	2010	2009	2010	2009
Change in plan assets:	(In thousands)
Fair value of plan assets, beginning of year	$85,690	$92,980	$-	$-
Actual return on plan assets	11,332	587	-	-
Contributions by employer	9,817	1,111	105	122
Plan participant contributions	-	28	-	40
Benefits paid	(6,306)	(8,991)	(105)	(162)
Curtailments and settlements	(15,670)	-	-	-
Other	-	(1,140)	-	-

Fair value of plan assets, end of year	$84,863	$84,575	$-	$-

	Pension Benefits		Other Benefits
	2010	2009	2010	2009
Funded status:	(In thousands)
Funded status	$(70,790)	$(84,872)	$(2,127)	$(2,177)
Unrecognized prior service cost	19	60	-	-
Unrecognized net actuarial loss (gain)	9,708	19,967	(47)	14

Accrued benefit cost	$(61,063)	$(64,845)	$(2,174)	$(2,163)

	Pension Benefits		Other Benefits
	2010	2009	2010	2009
Amounts recognized in the balance sheets:	(In thousands)
Accrued benefit cost (current)	$(12,820)	$(14,143)	$(183)	$(171)
Accrued benefit cost (long-term)	(57,970)	(70,729)	(1,944)	(2,006)
Long-term deferred income taxes	-	7,560	-	5
Accumulated other comprehensive loss (income)	9,727	12,467	(47)	9

Net amount recognized	$(61,063)	$(64,845)	$(2,174)	$(2,163)

The accumulated benefit obligation for all defined benefit plans was $157.8 million and $171.6 million at December 26, 2010 and September 26, 2009, respectively. All of the Company’s defined benefit plans had an accumulated benefit obligation in excess of plan assets at December 26, 2010 and September 26, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net Periodic Benefit Cost (Income)

The following table provides the components of net periodic benefit cost (income) for the plans:

	Pension Benefits				Other Benefits
	2010	Transition Period	2009	2008	2010	Transition Period	2009		2008
	(In thousands)
Service cost	$165	$166	$672	$1,246	$-	$-	$		$-
Interest cost	8,659	2,198	8,899	9,576	115	32		135	132
Estimated return on plan assets	(6,117)	(1,547)	(6,781)	(10,200)	-	-		-	-
Curtailment loss	36	-	-	-	-	-		-	-
Settlement loss (gain)	1,504	78	-	(6,312)	-	-		(60)	153
Amortization of prior service cost	3	2	61	116	-	-		-	-
Amortization of net loss (gain)	1	(420)	(2,227)	(125)	-	(2)		(49)	-
Effect of special events	-	-	410	(158)	-	-		-	-

Net periodic benefit cost (income)	$4,251	$477	$1,034	$(5,857)	$115	$30		$26	$285

Economic Assumptions

The following table presents the assumptions used in determining the benefit obligations:

	Pension Benefits		Other Benefits
	2010	2009	2010	2009
Discount rate	5.50%	5.34%	5.50%	5.33%
Rate of increase in compensation levels	3.00%	3.00%	NA	NA

The decrease in discount rate resulted in an increase in pension benefit obligation of $4.6 million.

The following table presents the assumptions used in determining the net periodic benefit cost amounts:

	Pension Benefits				Other Benefits
	2010	Transition Period	2009	2008	2010	Transition Period	2009	2008
Discount rate	5.69%	5.47%	7.42%	5.08%	5.69%	6.98%	7.53%	5.87%
Rate of increase in compensation levels	3.00%	3.00%	3.00%	3.00%	NA	NA	NA	NA
Expected return on plan assets	7.67%	7.65%	7.77%	7.77%	NA	NA	NA	NA

The expected rate of return on plan assets was determined based on the current interest rate environment and historical market premiums relative to the fixed income rates of equities and other asset classes. We also take into consideration anticipated asset allocations, investment strategies and the views of various investment professionals when developing this rate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Plan Assets

The following table reflects the pension plans’ actual asset allocations:

	2010	2009
Cash and money market funds	1%	1%
Equity securities	72%	69%
Debt securities	27%	30%

Total assets	100%	100%

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

The fair value measurements of plan assets fell into the following levels of the fair value hierarchy as of December 26, 2010:

	Level 1	Level 2	Level 3	Total
	(In thousands)
Cash and money market funds	$687	$-	$-	$687
Equity securities	-	60,955	-	60,955
Debt securities	-	23,221	-	23,221

Total	$687	$84,176	$-	$84,863

Plan assets classified in Level 1 at December 26, 2010 include money market funds. The valuation of these instruments is determined using a market approach, taking into account current interest rates, creditworthiness, and liquidity risks in relation to current market conditions, and is based upon unadjusted quoted prices for identical assets in active markets. The valuation of plan assets in Level 2 is determined using a market approach based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for substantially the full term of the financial instrument. Level 2 securities primarily include equity and fixed income securities funds.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Benefit Payments

The following table reflects the benefits as of December 26, 2010 expected to be paid in each of the next five years and in the aggregate for the five years thereafter from our pension and other postretirement plans. Because our pension plans are primarily funded plans, the anticipated benefits with respect to these plans will come primarily from the trusts established for these plans. Because our other postretirement plans are unfunded, the anticipated benefits with respect to these plans will come from our own assets.

	Pension Benefits	Other Benefits
	(In thousands)
2011	$12,820	$183
2012	12,360	185
2013	11,780	187
2014	10,315	188
2015	9,955	188
2016—2020	49,174	902

Total	$106,404	$1,833

We anticipate contributing $4.9 million and $0.2 million to our pension and other postretirement plans, respectively, during 2011.

Unrecognized Benefit Amounts in Accumulated Other Comprehensive Income (Loss)

The amounts in accumulated other comprehensive income (loss) that were not recognized as components of net periodic benefits cost and the changes in those amounts are as follows:

	Pension Benefits		Other Benefits
	2010	2009	2010	2009
	(In thousands)
Net actuarial loss (gain)	$9,708	$19,967	$(47)	$14
Net prior service cost	19	60	-	-

Total	$9,727	$20,027	$(47)	$14

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Pension Benefits				Other Benefits
	2010	Transition Period	2009	2008	2010	Transition Period	2009	2008
	(In thousands)
Net actuarial loss (gain), beginning of period	$10,017	$19,967	$(30,714)	$(14,824)	$(50)	$14	$(670)	$(41)
Amortization	(1)	(612)	2,227	125	-	(2)	49	-
Curtailment and settlement adjustments	(1,768)	(78)	(410)	6,312	-	-	60	(153)
Actuarial loss (gain)	6,675	(12,444)	43,362	(56,589)	3	(62)	270	(477)
Asset loss (gain)	(5,215)	3,184	6,193	34,264	-	-	-	-
Other	-	-	(691)	(2)	-	-	305	1

Net actuarial loss (gain), end of period	$9,708	$10,017	$19,967	$(30,714)	$(47)	$(50)	$14	$(670)

Net prior service cost, beginning of period	$58	$60	$121	$237	$-	$-	$-	$-
Amortization	(39)	(2)	(61)	(116)	-	-	-	-

Net prior service cost, end of period	$19	$58	$60	$121	$-	$-	$-	$-

Defined Contribution Plans

The Company currently sponsors two defined contribution retirement savings plans:

•	The Pilgrim’s Pride Retirement Savings Plan (the “RS Plan”), a Section 401(k) salary deferral plan, and
•	The To-Ricos Employee Savings and Retirement Plan (the “To-Ricos Plan”), a Section 1165(e) salary deferral plan.

Under the RS Plan, eligible US employees may voluntarily contribute a percentage of their compensation. The Company matches up to 30.0% of the first 2.14% to 6.00% of salary based on the salary deferral and compensation levels up to $245,000. The Company’s expenses related to contributions to the RS Plan totaled $4.5 million, $1.3 million, $5.9 million and $7.6 million in 2010, the Transition Period, 2009 and 2008, respectively. The To-Ricos Plan is maintained for certain eligible Puerto Rican employees. Under the To-Ricos Plan, eligible employees may voluntarily contribute a percentage of their compensation and there are various company matching provisions. During 2010, the Transition Period, 2009 and 2008, the Company’s expenses related to contributions to the To-Ricos Plan were immaterial.

The Company also maintains three postretirement plans for eligible Mexico employees as required by Mexico law that primarily cover termination benefits. Separate disclosure of the Mexican plan obligations is not considered material.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain retirement plans that the Company sponsors invest in a variety of financial instruments. Certain postretirement funds in which the Company participates hold significant amounts of mortgage-backed securities. However, none of the mortgages collateralizing these securities are considered subprime.

15.	STOCKHOLDERS EQUITY

Common Stock

In December 2009, the Company’s common stock outstanding immediately prior to the effectiveness of the Plan was cancelled and converted into the right to receive shares of common stock, par value $0.01 per share, of Reorganized PPC based on a one-for-one exchange ratio, which constituted approximately 77.2 million shares, or 36.0% of the total number of shares of common stock of Reorganized PPC issued pursuant to the Plan. The remaining approximately 137.1 million shares of common stock of Reorganized PPC, constituting 64.0% of the total issued pursuant to the Plan and outstanding on the Effective Date, were issued to JBS USA for $800.0 million in cash.

In May 2008, the Company completed a public offering of 7.5 million shares of its common stock for total consideration of approximately $177.4 million. The Company used the net proceeds of the offering to reduce outstanding indebtedness under two of its revolving credit facilities and for general corporate purposes.

Stock Compensation

The Company granted 200,000 restricted shares of its common stock to William W. Lovette effective January 14, 2011 in connection with the employment agreement between itself and Mr. Lovette. Fifty percent of these shares will vest on January 3, 2013 and the remaining shares will vest on January 3, 2014, subject to Mr. Lovette’s continued employment with the Company through the applicable vesting date. The $1.4 million fair value of the shares as of the grant date was determined by multiplying the number of shares granted by the closing market price of the Company’s common stock on the grant date. Assuming no forfeiture of shares, the Company will recognize share-based compensation expense of $0.7 million ratably from January 14, 2011 to January 3, 2013. The Company will also recognize share-based compensation expense of $0.7 million ratably from January 14, 2011 to January 3, 2014.

On January 27, 2009, the Company granted Don Jackson 3,085,656 restricted shares of its common stock as part of the employment agreement between itself and Dr. Jackson. Restrictions placed on the shares expired upon achievement of certain performance targets established under the employment agreement and the confirmation of a plan of reorganization of the Company. The $1.8 million fair value of the shares as of the grant date was determined by multiplying the number of shares granted by the closing market price of the Company’s

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

common stock on the grant date. The Company recognized share-based compensation expense of $0.9 million on December 10, 2009, when restrictions on 1,542,828 shares of common stock awarded to Dr. Jackson lapsed following the confirmation of a plan of reorganization of the Company. The Company also recognized share-based compensation expense of $0.9 million on December 27, 2009, when restrictions on 1,542,828 shares of common stock awarded to Dr. Jackson expired upon the Company’s achievement of certain financial performance targets established under the employment agreement.

Other than the above arrangements, the Company does not have any other outstanding stock compensation grants.

Restrictions on Retained Earnings

The Company and JBS USA executed the Stockholders Agreement at the closing of the Acquisition that, among other things, prohibits Reorganized PPC from declaring dividends other than on a pro rata basis until the completion of the Mandatory Exchange Transaction as described in our Restated Certificate of Incorporation. The Exit Credit Facility also prohibits us from paying dividends on the common stock of Reorganized PPC. Further, the indenture governing the 2010 Notes restricts, but does not prohibit, Reorganized PPC from declaring dividends.

Other Comprehensive Income

The amounts of income tax expense or benefit allocated to each component of other comprehensive income, including reclassification adjustments, are as follows:

Expense (Benefit)	2010	Transition Period	2009	2008
	(In thousands)
Unrealized holding gains (losses) on available- for-sale securities	$(66)	$-	$1,454	$(640)
Recognition in earnings of a previously unrecognized gain (loss) on derivative instrument designated as a cash flow hedge	(1,521)	-	(201)	(201)
Gains (losses) associated with pension and other postretirement benefits	3,934	-	(530)	5,923

	$2,347	$-	$723	$5,082

16.	RELATED PARTY TRANSACTIONS

Upon the Effective Date, JBS USA became the holder of the majority of the common stock of the Company (the “Current Major Stockholder”). Prior to the Effective Date, Lonnie A. “Bo” Pilgrim and certain entities related to Mr. Pilgrim collectively owned a majority of the voting power of the common stock of the Company (the “Former Major Stockholder”).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mr. Pilgrim was also the Senior Chairman of the Company prior to the Effective Date. Mr. Pilgrim ceased being Senior Chairman on the Effective Date; however, he remains a director of the Company.

Transactions with the Current Major Stockholder and the Former Major Stockholder are summarized below:

	2010	Transition Period	2009	2008
	(In thousands)
Current Major Stockholder:
Purchases from Current Major Stockholder(a)(g)	$93,898	$-	$-	$-
Expenditures paid by Current Major Stockholder on behalf of Pilgrim’s Pride Corporation(f)(g)	26,818	-	-	-
Sales to Current Major Stockholder(a)(g)	5,422	-	-	-
Expenditures paid by Pilgrim’s Pride Corporation on behalf of Current Major Stockholder(f)(g)	482	-	-	-

Former Major Stockholder:
Sale of airplane hangars and undeveloped land to Former Major Stockholder(e)	1,450	-	-	-
Purchase of commercial egg property from Former Major Stockholder(c)	12,000	-	-	-
Loan guaranty fees paid to Former Major Stockholder(b)	8,928	-	1,473	4,904
Contract grower pay paid to Former Major Stockholder	1,249	185	1,037	1,008
Consulting fee paid to Former Major Stockholder(d)	1,497	-	-	-
Board fees paid to Former Major Stockholder	105	-	-	-
Lease payments and operating expenses on air plane	-	-	68	456
Lease payments on commercial egg property paid to Former Major Stockholder	125	188	750	750
Sales to Former Major Stockholder	28	146	686	710

(a)

JBS USA did not become the holder of the majority of the common stock of the Company until the Effective Date. Although transactions did occur between the Company and JBS USA during 2009, they were not related party transactions.

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

(c)

On February 23, 2010, the Company purchased a commercial egg property from the Former Major Stockholder for $12.0 million. Prior to the purchase, the Company leased the commercial egg property including all of the ongoing costs of the operation from the Former Major Stockholder.

(d)

In connection with the Plan, the Company and Lonnie A. “Bo” Pilgrim entered into a consulting agreement, which became effective on the Effective Date. The terms of the consulting agreement include, among other things, that (i) Mr. Pilgrim will provide services to the Company that are comparable in the aggregate with the services provided by him to the Company prior to the Effective Date, (ii) Mr. Pilgrim would be appointed to the Board of Directors of the Company and during the term of the consulting agreement will be nominated for subsequent terms on the board, (iii) Mr. Pilgrim will be compensated for services rendered to the Company at a rate of $1.5 million a year for a term of five years, (iv) Mr. Pilgrim will be subject to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

customary non-solicitation and non-competition provisions and (v) Mr. Pilgrim and his spouse will be provided with medical benefits (or will be compensated for medical coverage) that are comparable in the aggregate to the medical benefits afforded to employees of the Company.

(e)	On June 9, 2010, the Company sold two airplane hangars and undeveloped land to the Former Major Stockholder for $1.45 million.

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

(g)

As of December 26, 2010, the outstanding payable to JBS USA was $7.2 million and the outstanding receivable from JBS USA was $0.5 million. As of December 26, 2010, approximately $3.9 million of goods from JBS USA were in transit and not reflected on our Consolidated Balance Sheet.

The Company is party to grower contracts involving farms owned by the Former Major Stockholder that provide for the placement of Company-owned flocks on these farms during the grow-out phase of production. These contracts are on terms substantially the same as contracts executed by the Company with unaffiliated parties and can be terminated by either party upon completion of the grow-out phase for each flock. The aggregate amounts paid by the Company to the Former Major Stockholder under these grower contracts were less than $1.3 million in each of the periods 2010, the Transition Period, 2009 and 2008.

The Company leased an airplane from its Former Major Stockholder under an operating lease agreement. The terms of the lease agreement required monthly payments of $33,000 plus operating expenses. The lease was terminated on November 18, 2008. Lease expense was $66,000 and $396,000 in 2009 and 2008, respectively. Operating expenses were $1,500 and $60,000 in 2009 and 2008, respectively.

The Company maintains depository accounts with a financial institution in which the Company’s Former Major Stockholder is also a major stockholder. Fees paid to this bank in 2010, the Transition Period, 2009 and 2008 were insignificant. The Company had account balances at this financial institution of approximately $4.2 million and $2.3 million at December 26, 2010 and September 26, 2009, respectively.

The Former Major Stockholder has deposited $0.3 million with the Company as an advance on miscellaneous expenditures.

A son of the Former Major Stockholder sold commodity feed products and a limited amount of other services to the Company totaling approximately $0.4 million in each of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

years ended 2010, 2009 and 2008. We made no purchases during the Transition Period. He also leases an insignificant amount of land from the Company.

17.	COMMITMENTS AND CONTINGENCIES

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

Purchase Obligations

The Company will sometimes enter into non-cancelable contracts to purchase capital equipment and certain commodities such as corn, soybean meal, cooking oil and natural gas. At December 26, 2010, the Company was party to outstanding purchase contracts totaling $599.4 million. Payments for purchases made under these contracts are due in less than one year.

Operating Leases

The Consolidated Statements of Operations include rental expense for operating leases of approximately $58.3 million, $12.4 million, $68.4 million and $71.3 million in 2010, the Transition Period, 2009 and 2008, respectively. The Company’s future minimum lease commitments under non-cancelable operating leases are as follows: 2011—$27.4 million; 2012—$14.7 million; 2013—$6.6 million; 2014—$2.0 million; and 2015—$1.3 million.

Certain of the Company’s operating leases include rent escalations. The Company includes the rent escalation in its minimum lease payments obligations and recognizes them as a component of rental expense on a straight-line basis over the minimum lease term.

The Company also maintains operating leases for various types of equipment, some of which contain residual value guarantees for the market value of assets at the end of the term of the lease. The terms of the lease maturities range from one to ten years. The maximum potential amount of the residual value guarantees is estimated to be approximately $30.6 million; however, the actual amount would be offset by any recoverable amount based on the fair market value of the underlying leased assets. No liability has been recorded related to this contingency as the likelihood of payments under these guarantees is not considered to be probable and the fair value of such guarantees is immaterial. The Company historically has not experienced significant payments under similar residual guarantees.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Instruments

At December 26, 2010, the Company was party to outstanding standby letters of credit totaling $40.5 million that affected the amount of funds available for borrowing under the Exit Credit Facility.

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

Litigation

The Company is subject to various legal proceedings and claims which arise in the ordinary course of business. In the Company’s opinion, it has made appropriate and adequate accruals for claims where necessary; however, the ultimate liability for these matters is uncertain, and if significantly different than the amounts accrued, the ultimate outcome could have a material effect on the financial condition or results of operations of the Company. For a discussion of the material legal proceedings and claims, see Part I, Item 3. “Legal Proceedings.” Below is a summary of some of these material proceedings and claims. The Company believes it has substantial defenses to the claims made and intends to vigorously defend these cases.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Another claim presently pending against the Company is a claim asserted by the City of Clinton, Arkansas (the “City”) seeking approximately $28.0 million in damages relating to construction of and/or improvements to a wastewater facility to purify water discharged from a processing plant that the Company idled in 2009. The Company filed a motion to dismiss, which was granted by the federal district court in September 2009. The City requested to replead its claims. The court ruled that the City could not replead its claims and dismissed the claims with prejudice. On December 31, 2009, the City filed its notice of appeal seeking to challenge the court’s ruling. Oral argument before the United States Fifth Circuit Court of Appeals occurred on November 3, 2010. On January 18, 2011, the Fifth Circuit affirmed the Fort Worth Court’s judgment in favor of the Company. Nonetheless, there can be no assurances that other similar claims may not be brought against the Company.

The United States Department of Treasury, Internal Revenue Service (“IRS”) has filed an amended proof of claim in the Bankruptcy Court pursuant to which the IRS asserts claims that total $74.7 million. We have filed in the Bankruptcy Court (i) an objection to the IRS’ amended proof of claim, and (ii) a motion requesting the Bankruptcy Court to determine our

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

US federal tax liability pursuant to Sections 105 and 505 of the Bankruptcy Code. The objection and motion assert that the Company has no liability for the additional US federal taxes that have been asserted for pre-petition periods by the IRS. The IRS has responded in opposition to our objection and motion. On July 8, 2010, the Bankruptcy Court granted our unopposed motion requesting that the Bankruptcy Court abstain from determining our federal tax liability. As a result, we intend to work with the IRS through the normal processes and procedures that are available to all taxpayers outside of bankruptcy (including the United States Tax Court (“Tax Court”) proceedings discussed below) to resolve the IRS’ amended proof of claim.

In connection with the amended proof of claim, on May 26, 2010, we filed a petition in Tax Court in response to a Notice of Deficiency that was issued to the Company as the successor in interest to Gold Kist. The Notice of Deficiency and the Tax Court proceeding relate to a loss that Gold Kist claimed for its tax year ended June 26, 2004. The matter is currently in the early stages of litigation.

On August 10, 2010, we filed two petitions in Tax Court. The first petition relates to three Notices of Deficiency that were issued to us with respect to our 2003, 2005 and 2007 tax years. The second petition relates to a Notice of Deficiency that was issued to us with respect to Gold Kist’s tax year ended June 30, 2005, and its short tax year ended September 30, 2005. Both cases are currently in the early stages of litigation.

We express no opinion as to the likelihood of an unfavorable outcome or the amount or range of any possible loss to us related to the above Tax Court cases.

The Notices of Deficiency and the Tax Court proceedings discussed above cover the same tax years and the same amounts that were asserted by the IRS in its $74.7 million amended proof of claim that was filed in the Bankruptcy Court.

US Immigration and Customs Enforcement (“ICE”) investigated allegations of identity theft within our workforce. With our cooperation, ICE arrested approximately 350 of our employees in 2008 believed to have engaged in identity theft at five of our facilities. On December 30, 2009, PPC, the US Attorney’s Office for the Eastern District of Texas, and the Dallas Office of ICE entered into a non-prosecution agreement and civil resolution of the government’s investigation. Under this agreement: (i) the government agreed not to proceed either criminally or civilly against PPC, and to end its investigation of the immigration-related matters, relating to both the company and its current and former officers, employees and directors; (ii) PPC agreed to an immigration compliance program that would remain in effect for at least the 5-year term of the agreement; and (iii) PPC will pay an aggregate of $4.5 million, which approximates the amount the Company had previously accrued for this matter, to the government in four annual installments. We paid the first two installments of $1.1 million in February 2010 and February 2011. The parties acknowledged that PPC was

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

admitting to no civil liability or criminal culpability as a result of the settlement. However, no assurances can be given that further enforcement efforts by governmental authorities against our employees or the Company (i) will not disrupt a portion of our workforce or our operations at one or more of our facilities, thereby negatively impacting our business or (ii) result in the assessment of fines against us that could have a material adverse effect on our financial position, results of operations or cash flows.

18.	INCENTIVE COMPENSATION PLANS

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

19.	INSURANCE PROCEEDS

On July 21, 2008, the Mt. Pleasant Fire damaged a significant portion of the plant’s building, machinery and equipment. The Company resumed operations at the plant in April 2009. The insurance claim was closed in May 2010. The Company received the following proceeds related to the Mt. Pleasant Fire:

	2010	Transition Period	2009	2008
	(In thousands)
Business interruption	$326	$1,235	$37,000	$10,000
Equipment replacement	697	1,355	5,000	30,000

Total	$1,023	$2,590	$42,000	$40,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.	MARKET RISKS AND CONCENTRATIONS

The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents, investment securities and trade accounts receivable. The Company’s cash equivalents and investment securities are high-quality debt and equity securities placed with major banks and financial institutions. The Company’s trade accounts receivable are generally unsecured. Credit evaluations are performed on all significant customers and updated as circumstances dictate. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers and their dispersion across geographic areas. With the exception of one customer that accounts for approximately 13.5% of trade accounts and other receivables at December 26, 2010, and approximately 11.3% of net sales for 2010, the Company does not believe it has significant concentrations of credit risk in its trade accounts receivable.

At December 26, 2010, approximately 33% of the Company’s employees were covered under collective bargaining agreements. Approximately 5,200 employees covered under collective bargaining agreements are covered under agreements that expired in 2010 and have yet to be renegotiated or will expire in 2011. We have not experienced any work stoppage at any location in over six years. We believe our relations with our employees are satisfactory. At any given time, we will be in some stage of contract negotiation with various collective bargaining units.

21.	BUSINESS SEGMENT AND GEOGRAPHIC REPORTING

We operate in one reportable business segment, as a producer and seller of chicken products we either produce or purchase for resale in the US, Puerto Rico and Mexico. We conduct separate operations in the US, Puerto Rico and Mexico; however, for geographic reporting purposes, we include Puerto Rico with our US operations. Corporate expenses are allocated to Mexico based upon various apportionment methods for specific expenditures incurred related thereto with the remaining amounts allocated to the US.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net sales to customers and long-lived assets are as follows:

	2010	Transition Period	2009	2008
	(In thousands)
Net sales to customers:
United States	$6,237,057	$1,466,705	$6,569,652	$7,940,542
Mexico	644,572	136,029	518,403	578,215

Total	$6,881,629	1,602,734	$7,088,055	$8,518,757

	December 26, 2010	September 26, 2009
	(In thousands)
Long-lived assets:
United States	$1,394,193	$1,535,533
Mexico	80,036	84,731

Total	$1,474,229	$1,620,264

The Company’s Mexico operations had net assets of $215.7 million and $145.2 million at December 26, 2010 and September 26, 2009, respectively.

22.	QUARTERLY RESULTS (UNAUDITED)

2010	First(a)	Second(b)	Third(c)	Fourth(d)	Year
	(In thousands, except per share data)
Net sales	$1,642,918	$1,707,568	$1,719,850	$1,811,293	$6,881,629
Gross profit	52,019	132,491	157,294	119,189	460,993
Net income (loss) attributable to Pilgrim’s Pride Corporation common stockholders	(45,547)	32,918	57,926	41,844	87,141
Net income (loss) per share amounts—basic and diluted	(0.21)	0.15	0.27	0.20	0.41
Number of days in quarter	91	91	91	92	365

(a)

In the first quarter of 2010, the Company recognized reorganization charges of $20.7 million, restructuring charges of $35.8 million and net losses on derivative financial instruments of $11.4 million.

(b)

In the second quarter of 2010, the Company recognized reorganization credits of $2.2 million, restructuring charges of $2.1 million, asset impairment charges of $14.8 million, net gains on derivative financial instruments of $2.4 million and Mt. Pleasant Fire insurance recoveries of $0.3 million.

(c)	In the third quarter of 2010, the Company recognized restructuring charges of $1.1 million, asset impairment charges of $0.4 million and net gains on derivative financial instruments of $15.4 million.
(d)

In the fourth quarter of 2010, the Company recognized restructuring charges of $4.9 million, asset impairment charges of $11.2 million and net gains on derivative financial instruments of $62.8 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Transition Period (a)
(In thousands, except per share data)
Net sales	$1,602,734
Gross profit	68,753
Net income attributable to Pilgrim’s Pride Corporation common stockholders	33,613
Net income per share amounts—basic	0.45
Net income per share amounts—diluted	0.44
Number of days in the Transition Period	91

(a)	In the three months ended December 27, 2009, the Company recognized reorganization charges of $32.7 million and restructuring charges of $1.5 million.

2009	First(a)	Second(b)	Third(c)	Fourth(d)	Year
	(In thousands, except per share data)
Net sales	$1,876,991	$1,698,102	$1,776,813	$1,736,149	$7,088,055
Gross profit (loss)	(100,646)	79,938	166,967	164,544	310,803
Net income (loss) attributable to Pilgrim’s Pride Corporation common stockholders	(228,782)	(58,765)	53,239	82,726	(151,582)
Per share amounts-basic:
Continuing operations	$(3.10)	$(0.79)	$0.72	$1.11	$(2.06)
Discontinued business	0.01	—	—	—	0.01
Net income (loss)	(3.09)	(0.79)	0.72	1.11	(2.05)
Per share amounts-diluted:
Continuing operations	$(3.10)	$(0.79)	$0.69	$1.07	$(2.06)
Discontinued operations	0.01	—	—	—	0.01
Net income (loss)	(3.09)	(0.79)	0.69	1.07	(2.05)
Number of days in quarter	91	91	91	91	364

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

SCHEDULE II

PILGRIM’S PRIDE CORPORATION

VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Beginning Balance	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Ending Balance
	(In thousands)
Trade Accounts and Other Receivables—
Allowance for Doubtful Accounts:
Twelve months ended December 26, 2010	$5,752	$887	$-	$576	(a)	$6,063
Three months ended December 27, 2009	4,815	684	-	(253)	(a)	5,752
Twelve months ended September 26, 2009	4,701	1,868	-	1,754	(a)	4,815
Twelve months ended September 27, 2008	5,017	1,956	-	2,272	(a)	4,701

Trade Accounts and Other Receivables—
Allowance for Sales Adjustments:
Twelve months ended December 26, 2010	$7,999	$121,383	$-	$106,453	(b)	$22,929
Three months ended December 27, 2009	7,463	23,622	-	23,086	(b)	7,999
Twelve months ended September 26, 2009	6,129	126,101	-	124,767	(b)	7,463
Twelve months ended September 27, 2008	7,792	142,895	-	144,558	(b)	6,129

Deferred Tax Assets—
Valuation Allowance:
Twelve months ended December 26, 2010	$59,795	$-	$-	$5,857	(c)	$53,938
Three months ended December 27, 2009	164,821	2,025	-	107,051	(c)	59,795
Twelve months ended September 26, 2009	71,158	93,663	-	-	(c)	164,821
Twelve months ended September 27, 2008	308	70,850	-	-	(c)	71,158

(a) Uncollectible accounts written off, net of recoveries.

(b) Deductions either written off, rebilled or reclassified as liabilities for market development fund rebates.

(c) Reductions in the valuation allowance.

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

4.5

Waiver to the Stockholders Agreement dated November 4, 2010 between JBS USA Holdings, Inc. and Pilgrim’s Pride Corporation (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 8, 2010).

4.6

Indenture dated as of December 14, 2010 among the Company, Pilgrim’s Pride Corporation of West Virginia, Inc. and The Bank of New York Mellon, as Trustee (incorporated by reference from Exhibit 4.1 of the Company’s Form 8-K filed on December 15, 2010).

4.7

Registration Rights Agreement dated December 14, 2010 among the Company and the representatives of the initial purchasers of the Senior 7.875% Note due 2018 (incorporated by reference from Exhibit 4.2 of the Company’s Form 8-K filed on December 15, 2010).

4.8	Form of Senior 7.875% Note due 2018 (incorporated by reference from Exhibit 4.3 of the Company’s Form 8-K filed on December 15, 2010).

4.9	Form of Guarantee (incorporated by reference from Exhibit 4.4 of the Company’s Form 8-K filed on December 15, 2010).

Additional long-term debt instruments are not filed since the total amount of those securities authorized under any such instrument does not exceed 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of such instruments to the SEC upon request.

10.1

Broiler Grower Contract dated May 6, 1997 between Pilgrim’s Pride Corporation and Lonnie “Bo” Pilgrim (Farm 30) (incorporated by reference from Exhibit 10.49 of the Company’s Quarterly Report on Form 10-Q for the three months ended March 29, 1997).

10.2

Commercial Egg Grower Contract dated May 7, 1997 between Pilgrim’s Pride Corporation and Pilgrim Poultry G.P. (incorporated by reference from Exhibit 10.50 of the Company’s Quarterly Report on Form 10-Q for the three months ended March 29, 1997).

10.3

Agreement dated October 15, 1996 between Pilgrim’s Pride Corporation and Pilgrim Poultry G.P. (incorporated by reference from Exhibit 10.23 of the Company’s Quarterly Report on Form 10-Q for the three months ended January 2, 1999).

10.4

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

10.6

Commercial Property Lease dated December 29, 2000 between Pilgrim’s Pride Corporation and Pilgrim Poultry G.P. (incorporated by reference from Exhibit 10.30 of the Company’s Quarterly Report on Form 10-Q for the three months ended December 30, 2000).

10.7	2005 Deferred Compensation Plan of the Company (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 27, 2004). †

10.8

Credit Agreement by and among the Avícola Pilgrim’s Pride de México, S. de R.L. de C.V. (the “Borrower”), Pilgrim’s Pride Corporation, certain Mexico subsidiaries of the Borrower, ING Capital LLC, and the lenders signatory thereto dated as of September 25, 2006 (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 28, 2006).

10.9

Ground Lease Agreement effective February 1, 2008 between Pilgrim’s Pride Corporation and Pat Pilgrim (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K dated February 1, 2008).

10.10

Change to Company Contribution Amount Under the Amended and Restated 2005 Deferred Compensation Plan of the Company (incorporated by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed July 30, 2008). †

10.11

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

10.13

Change in Control Agreement by and between the Company and Donald Jackson dated September 15, 2009 (incorporated by reference from Exhibit 10.1 of the Company’s Current Report filed on September 18, 2009). †

10.14

Consulting Agreement by and between the Company and Lonnie “Bo” Pilgrim dated September 16, 2009 (incorporated by reference from Exhibit 10.57 of the Company’s Annual Report on Form 10-K filed November 23, 2009). †

10.15	Pilgrim’s Pride Corporation FY2009 Performance Bonus Plan (incorporated by reference from Exhibit 10.1 of the Company’s Current Report filed on October 13, 2009). †

10.16

Credit Agreement dated December 28, 2009 among the Company, To-Ricos, Ltd. and To-Ricos Distribution, Ltd., CoBank, ACB, as administrative agent, and the lenders party thereto (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 29, 2009).

10.17	Pilgrim’s Pride Corporation Short-Term Management Incentive Plan (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 30, 2009). †

10.18	Pilgrim’s Pride Corporation Long Term Incentive Plan (incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on December 30, 2009). †

10.19	Letter Agreement dated June 1, 2010 between Gary D. Tucker and the Company (incorporated by reference from Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on July 30, 2010). †

10.20

Amendment No. 1 to the Credit Agreement dated as of December 28, 2009, by and among the Company, To-Ricos, Ltd. and To-Ricos Distribution, Ltd., CoBank, ACB, as administrative agent, and the lenders party thereto.*

10.21

Employment Agreement dated January 14, 2011 between the Company and William Lovette (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 18, 2011). †

10.22

Restricted Share Agreement dated January 14, 2011 between the Company and William Lovette (incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 18, 2011). †

12

Ratio of Earnings to Fixed Charges for the years ended December 26, 2010, September 26, 2009, September 27, 2008, September 29, 2007, September 30, 2006, and the transition period from September 27, 2009 to December 27, 2009.*

21	Subsidiaries of Registrant.*

23	Consent of Ernst & Young LLP.*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer of Pilgrim’s Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Principal Financial Officer of Pilgrim’s Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Filed herewith

**	Furnished herewith

†	Represents a management contract or compensation plan arrangement