Form 10-Q
period 2011-03-27
PILGRIMS PRIDE CORP
filed 2011-04-29
CIK 802481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2011

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

Number of shares outstanding of the issuer’s common stock, as of April 29, 2011, was 214,481,914, including 200,000 shares of restricted stock.

INDEX

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PILGRIM’S PRIDE CORPORATION

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 27,	December 26,
	2011	2010
	(In thousands)
Cash and cash equivalents	$63,013	$106,077
Restricted cash and cash equivalents	61,117	60,953
Investment in available-for-sale securities	1,391	1,554
Trade accounts and other receivables, less allowance for doubtful accounts	376,370	321,300
Account receivable from JBS USA, LLC	13,670	465
Inventories	967,066	1,029,254
Income taxes receivable	56,834	58,465
Current deferred tax assets	3,583	3,476
Prepaid expenses and other current assets	70,331	81,250
Assets held for sale	50,840	47,671

Total current assets	1,664,215	1,710,465
Investment in available-for-sale securities	12,026	11,595
Deferred tax assets	33,794	22,609
Other long-lived assets	65,560	67,143
Identified intangible assets, net	47,529	48,950
Property, plant and equipment, net	1,368,791	1,358,136

Total assets	$3,191,915	$3,218,898

Accounts payable	$309,242	$329,780
Account payable to JBS USA, LLC	9,955	7,212
Accrued expenses	290,515	297,594
Pre-petition obligations	350	346
Income taxes payable	7,690	6,814
Current deferred tax liabilities	38,744	38,745
Current maturities of long-term debt	62,021	58,144

Total current liabilities	718,517	738,635
Long-term debt, less current maturities	1,397,068	1,281,160
Deferred tax liabilities	3,583	3,476
Other long-term liabilities	114,441	117,031

Total liabilities	2,233,609	2,140,302
Common stock	2,143	2,143
Additional paid-in capital	1,442,930	1,442,810
Accumulated deficit	(469,413)	(348,653)
Accumulated other comprehensive loss	(24,152)	(23,637)

Total Pilgrim’s Pride Corporation stockholders’ equity	951,508	1,072,663
Noncontrolling interest	6,798	5,933

Total stockholders’ equity	958,306	1,078,596

Total liabilities and stockholders’ equity	$3,191,915	$3,218,898

The accompanying notes are an integral part of these Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Thirteen Weeks Ended
	March 27,	March 28,
	2011	2010
	(In thousands, except per share data)
Net sales	$1,892,476	$1,642,918
Cost of sales	1,945,586	1,590,899

Gross profit (loss)	(53,110)	52,019
Selling, general and administrative expense	53,666	48,601
Administrative restructuring charges, net	—	35,819

Operating loss	(106,776)	(32,401)
Interest expense	27,507	28,420
Interest income	(710)	(547)
Miscellaneous, net	(3,806)	(2,325)

Loss before reorganization items and income taxes	(129,767)	(57,949)
Reorganization items, net	—	20,719

Loss before income taxes	(129,767)	(78,668)
Income tax benefit	(9,872)	(33,304)

Net loss	(119,895)	(45,364)
Less: Net income attributable to noncontrolling interests	865	183

Net loss attributable to Pilgrim’s Pride Corporation	$(120,760)	$(45,547)

Weighted average shares of common stock outstanding:
Basic	214,282	214,282
Diluted	214,282	214,282
Net loss per share of common stock outstanding:
Basic	$(0.56)	$(0.21)
Diluted	$(0.56)	$(0.21)

The accompanying notes are an integral part of these Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Thirteen Weeks Ended
	March 27,	March 28,
	2011	2010
	(In thousands)
Net loss	$(119,895)	$(45,364)

Other comprehensive income:
Unrealized holding gains (losses) on available-for-sale securities	$(477)	$221
Tax effect(a)	—	(157)

Unrealized holding gains (losses) on available-for-sale securities, net of tax	(477)	64
Recognition in earnings of a previously unrecognized gain on a derivative instrument designated as a cash flow hedge	—	(4,085)
Tax effect(a)	—	1,521

Recognition in earnings of a previously unrecognized gain on a derivative instrument designated as a cash flow hedge, net of tax	—	(2,564)
Gains (losses) associated with pension and other postretirement benefits	(38)	9,358
Tax effect(a)	—	(3,558)

Gains (losses) associated with pension and other postretirement, net of tax benefits, net of tax	(38)	5,800

Total other comprehensive income (loss), net of tax	(515)	3,300

Comprehensive loss	(120,410)	(42,064)
Less: Comprehensive income attributable to noncontrolling interests	865	183

Comprehensive loss attributable to Pilgrim’s Pride Corporation	$(121,275)	$(42,247)

(a)	For the thirteen weeks ended March 27, 2011, no tax effect is reflected because the Company has recorded a valuation allowance against the deferred tax benefit.

The accompanying notes are an integral part of these Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Pilgrim’s Pride Corporation Stockholders
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total

	Shares	Amount
	(In thousands)
Balance at December 26, 2010	214,282	$2,143	$1,442,810	$(348,653)	$(23,637)	$5,933	$1,078,596
Comprehensive loss:
Net loss	—	—	—	(120,760)	—	865	(119,895)
Other comprehensive income (loss), net of tax:
Net unrealized holding losses on available-for-sale securities, net of tax	—	—	—	—	(477)	—	(477)
Losses associated with pension and other postretirement benefits, net of tax	—	—	—	—	(38)	—	(38)

Total other comprehensive loss, net of tax							(515)

Total comprehensive loss							(120,410)

Share-based compensation	—	—	120	—	—	—	120

Balance at March 27, 2011	214,282	$2,143	$1,442,930	$(469,413)	$(24,152)	$6,798	$958,306

Balance at December 27, 2009	77,141	$771	$648,583	$(435,794)	$(27,266)	$6,514	$192,808
Comprehensive loss:
Net loss	—	—	—	(45,547)	—	183	(45,364)
Other comprehensive income (loss), net of tax:
Net unrealized holding gains on available-for-sale securities, net of tax	—	—	—	—	64	—	64
Loss on a derivative instrument designated as a cash flow hedge, net of tax	—	—	—	—	(2,564)	—	(2,564)
Gains associated with pension and other postretirement benefits, net of tax	—	—	—	—	5,800	—	5,800

Total other comprehensive income, net of tax							3,300

Total comprehensive loss							(42,064)

Common stock issued	137,141	1,372	798,628	—	—	—	800,000
Other activity	—	—	—	2	—	(120)	(118)

Balance at March 28, 2010	214,282	$2,143	$1,447,211	$(481,339)	$(23,966)	$6,577	$950,626

The accompanying notes are an integral part of these Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Thirteen Weeks Ended
	March 27,	March 28,
	2011	2010
	(In thousands)
Cash flows from operating activities:
Net loss	$(119,895)	$(45,364)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	50,852	57,768
Noncash loss on early extinguishment of debt recognized as a reorganization item	—	13,654
Accretion of bond discount	111	—
Gain on property disposals	(1,135)	(187)
Share-based compensation	120	—
Deferred income tax benefit	(11,106)	(26,873)
Changes in operating assets and liabilities:
Restricted cash and cash equivalents	(164)	(14,928)
Trade accounts and other receivables	(67,283)	12,189
Inventories	64,273	10,688
Prepaid expenses and other current assets	11,407	(17,855)
Accounts payable and accrued expenses	(28,054)	(140,039)
Income taxes	992	119,384
Deposits	135	32,293
Other operating assets and liabilities	(2,656)	(5,485)

Cash used in operating activities	(102,403)	(4,755)

Cash flows from investing activities:

Acquisitions of property, plant and equipment	(63,960)	(30,890)
Purchases of investment securities	(1,353)	(3,006)
Proceeds from sale or maturity of investment securities	831	2,619
Proceeds from property disposals	4,402	569

Cash used in investing activities	(60,080)	(30,708)

Cash flows from financing activities:
Proceeds from revolving line of credit and long-term borrowings	255,300	1,253,400
Payments on revolving line of credit, long-term borrowings and capital lease obligations	(135,625)	(2,155,945)
Proceeds from sale of common stock	—	800,000
Payment of capitalized loan costs	(689)	(49,981)
Other financing activities	—	(120)

Cash provided by (used in) financing activities	118,986	(152,646)
Effect of exchange rate changes on cash and cash equivalents	433	207

Decrease in cash and cash equivalents	(43,064)	(187,902)
Cash and cash equivalents, beginning of period	106,077	236,300

Cash and cash equivalents, end of period	$63,013	$48,398

The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Business

Pilgrim’s Pride Corporation (referred to herein as “Pilgrim’s,” “PPC,” “the Company,” “we,” “us,” “our,” or similar terms) is the second-largest chicken company in the United States (“US”), Mexico and Puerto Rico. Our fresh chicken retail line is sold throughout the US and Puerto Rico, and in the northern and central regions of Mexico. Our prepared-foods products meet the needs of some of the largest customers in the food service industry across the US. Additionally, the Company exports commodity chicken products to approximately 95 countries. As a vertically integrated company, we control every phase of the production of our products. We operate feed mills, hatcheries, processing plants and distribution centers in 14 US states, Puerto Rico and Mexico. Our fresh chicken products consist of refrigerated (non-frozen) whole or cut-up chicken, either pre-marinated or non-marinated, and pre-packaged chicken in various combinations of freshly refrigerated, whole chickens and chicken parts. Our prepared chicken products include portion-controlled breast fillets, tenderloins and strips, delicatessen products, salads, formed nuggets and patties and bone-in chicken parts. These products are sold either refrigerated or frozen and may be fully cooked, partially cooked or raw. In addition, these products are breaded or non-breaded and either pre-marinated or non-marinated.

Consolidated Financial Statements

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the US for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the US Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the US for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments unless otherwise disclosed) considered necessary for a fair presentation have been included. Operating results for the thirteen weeks ended March 27, 2011 are not necessarily indicative of the results that may be expected for the year ending December 25, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 26, 2010.

Pilgrim’s operates on a 52/53-week fiscal year that ends on the Sunday falling on or before December 31. The reader should assume any reference we make to a particular year (for example, 2011) in the notes to these Consolidated Financial Statements applies to our fiscal year and not the calendar year.

The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. We eliminate all significant affiliate accounts and transactions upon consolidation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company measures the financial statements of its Mexico subsidiaries as if the US dollar were the functional currency. Accordingly, we translate assets and liabilities, other than non-monetary assets, of the Mexico subsidiaries at current exchange rates. We translate non-monetary assets using the historical exchange rate in effect on the date of each asset’s acquisition. We translate income and expenses at average exchange rates in effect during the period. Currency exchange gains or losses are included in the line item Miscellaneous, net in the Consolidated Statements of Operations.

Revenue Recognition

We recognize revenue when all of the following circumstances are satisfied: (i) persuasive evidence of an arrangement exists, (ii) price is fixed or determinable, (iii) collectability is reasonably assured and (iv) delivery has occurred. Delivery occurs in the period in which the customer takes title and assumes the risks and rewards of ownership of the products specified in the customer’s purchase order or sales agreement. Revenue is recorded net of estimated incentive offerings including special pricing agreements, promotions and other volume-based incentives. Revisions to these estimates are charged back to net sales in the period in which the facts that give rise to the revision become known.

Recently Adopted Accounting Pronouncements

On December 27, 2010, the Company adopted a portion of Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements, which amended Accounts Standards Codification (“ASC”) Subtopic 820-10 by including new required disclosures regarding activity in Level 3 fair value measurements. The adoption of the subject guidance under ASC 820-10 did not have a material impact on the Company’s consolidated financial statements.

Common Stock Equivalents

Due to the net loss incurred in the thirteen weeks ended March 27, 2011, the Company did not include 15,240 common stock equivalents in the calculation of the denominator for net loss per diluted common share as these common stock equivalents would be anti-dilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. CHAPTER 11 PROCEEDINGS

Emergence from Bankruptcy

On December 1, 2008, Pilgrim’s and six of its subsidiaries filed voluntary petitions in the United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division (the “Bankruptcy Court”), seeking reorganization relief under the provisions of Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”). We emerged from Chapter 11 bankruptcy proceedings on December 28, 2009. In connection with our emergence from bankruptcy, our common stock outstanding immediately prior to the emergence was cancelled and converted into the right to receive newly-issued shares of common stock of the reorganized Company based on a one-for-one exchange ratio, which constituted 36.0% of the total number of shares of our newly-issued common stock on that date. The remaining shares of our newly-issued common stock, constituting 64.0% of our total issued and outstanding common stock on December 28, 2009, were purchased for $800.0 million by JBS USA Holdings, Inc. (“JBS USA”), a wholly-owned indirect subsidiary of JBS S.A., a Brazil-based meat producer. On November 5, 2010, JBS USA increased its stake in the Company to 67.3%.

Upon exiting from bankruptcy, Pilgrim’s and certain of its subsidiaries entered into an exit credit facility that provides for an aggregate commitment of $1.75 billion (the “Exit Credit Facility”). The facility consisted of a three-year $600.0 million revolving credit facility, a three-year $375.0 million Term A facility and a five-year $775.0 million Term B facility. As of March 27, 2011, a principal amount of $325.0 million under the revolving loan commitment and a principal amount of $632.5 million under the Term B facility were outstanding.

Financial Reporting Considerations

The Company’s emergence from bankruptcy did not qualify for fresh start accounting because the reorganization value determined for the Company upon emergence exceeded post-petition liabilities and allowed claims. Reorganization value is the estimated fair value of the Company before considering liabilities and approximates the amount a willing buyer would pay for the assets of the Company immediately after the restructuring. To determine its reorganization value, the Company considered recent third-party valuations of its assets as well as the purchase price paid by JBS USA for 64.0% of the common stock of the reorganized Company. Management believes that the method used to determine the Company’s reorganization value was the most appropriate method under the circumstances because the Bankruptcy Court did not declare a reorganization value for the Company. The Company’s conclusion that it did not qualify for fresh start accounting was substantiated by the fact that (i) no liabilities were discounted in the plan of reorganization and (ii) the common stock of the reorganized Company traded at an average price of $8.40 per share on December 28, 2009, resulting in a market capitalization on 36.0% of the outstanding common stock of the reorganized Company of approximately $650.0 million and indicating that the investment community believed that the fair value of the Company’s assets exceeded its post-petition

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

liabilities and allowed claims on December 28, 2009. The acquisition of a controlling interest in the Company by JBS USA did not qualify for push-down accounting as JBS USA only purchased 64.0% of the common stock of the reorganized Company on December 28, 2009. Thus, the Company did not revalue its assets and liabilities because of either its emergence from bankruptcy or the purchase of 64% of the common stock of the reorganized Company by JBS USA.

From December 1, 2008 through March 28, 2010, the Company applied ASC Topic 852, Reorganizations, in preparing the Consolidated Financial Statements. ASC Topic 852 requires that the financial statements, for periods subsequent to a Chapter 11 filing, distinguish transactions and events that were directly associated with the reorganization from the ongoing operations of the business.

Beginning in December 2008, certain activities directly associated with the reorganization were approved by the Bankruptcy Court. These activities eliminated approximately 8,100 positions and resulted in net pre-tax charges totaling $138.5 million. Of these charges, we recognized $51.8 million of professional fees directly related to reorganization, $25.0 million of finance costs related to various credit facilities, $14.1 million of incentive compensation costs and $62.9 million of other reorganization costs such as severance, other personnel costs and facility closure costs. We also recognized an aggregate net gain totaling $15.3 million on asset disposals directly associated with the reorganization. The cash-related portion of these reorganization costs totaled $133.7 million. Asset impairments and other noncash charges totaled $20.1 million. Proceeds received on asset disposals directly associated with the reorganization totaled $78.9 million.

Exit or disposal costs totaling $20.7 million were classified as reorganization items during the thirteen weeks ended March 28, 2010. There were no reorganization items incurred during the thirteen weeks ended March 27, 2011.

The following expenses, realized gains and provisions for losses that were realized or incurred in the bankruptcy proceedings were recorded in Reorganization items, net on the accompanying Consolidated Statement of Operations for the thirteen weeks ended March 28, 2010:

In thousands
Professional fees directly related to reorganization (a)	$4,434
Finance costs related to various credit facilities(b)	13,654
Other costs(c)	2,631

Reorganization items, net	$20,719

(a)	Professional fees directly related to reorganization included post-petition fees associated with advisors to Pilgrim’s and the six subsidiaries that filed bankruptcy petitions, the statutory committee of unsecured creditors and certain secured creditors.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(b)	For the thirteen weeks ended March 28, 2010, Finance costs related to various credit facilities included (i) recognition of expenses totaling $17.8 million related to the elimination of unamortized loan costs associated with certain credit facilities and unsecured notes payable that were effectively extinguished on December 28, 2009 and (ii) recognition of a previously unrealized gain totaling $4.1 million related to a derivative instrument designated as a cash flow hedge against the interest rate charged on an unsecured note payable that was effectively extinguished on December 28, 2009.
(c)	Other costs included costs related to post-petition facilities closures.

Net cash paid for reorganization items during the thirteen weeks ended March 28, 2010 totaled $19.4 million. This included payment of incentive compensation totaling $13.0 million that was contingent upon confirmation by the Bankruptcy Court of a plan of reorganization, payment of professional fees directly related to the reorganization totaling $4.8 million, severance payments of $0.6 million and payment of facility closure costs totaling $1.0 million. These cash flows are included in Cash flows from operating activities on the Consolidated Statements of Cash Flows.

The Company did not record activity through the accrued reorganization cost accounts during the thirteen weeks ended March 27, 2011. The following table sets forth activity that was recorded through the Company’s accrued reorganization cost accounts during the thirteen weeks ended March 28, 2010:

	Accrued Professional Fees	Accrued Incentive Compensation	Accrued Other Costs	Total
	(In thousands)
Balance at December 27, 2009	$14,125	$13,024	$745	$27,894
Accruals	4,434	—	2	4,436
Payment /Disposal	(4,836)	(12,913)	(596)	(18,345)
Adjustments	—	(111)	(21)	(132)

Balance at March 28, 2010	$13,723	$—	$130	$13,853

The Company has resolved a majority of the claims filed against it through settlement or by Bankruptcy Court order. The claims resolution process continues for the remaining unresolved claims and will continue until all claims are concluded. Unpaid amounts related to unresolved claims are classified as Pre-petition obligations on the Consolidated Balance Sheets. During the thirteen weeks ended March 27, 2011, the Company paid creditors approximately $0.4 million to settle allowed claim amounts and interest accrued on those claim amounts. As of March 27, 2011, the following pre-petition obligations relating to claims not subject to litigation remain outstanding:

In thousands
Trade claims	$313
Interest accrued on unpaid claims	37

Total pre-petition obligations	$350

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company is also the named defendant in several pre-petition lawsuits that, as of March 27, 2011, have not been resolved. Additional information regarding these lawsuits is included in “Note 15. Commitments and Contingencies.”

3. EXIT OR DISPOSAL ACTIVITIES

In February 2008, the Company’s Board of Directors approved certain exit or disposal activities as part of a plan to rationalize both our manufacturing and distribution footprints and to eliminate administrative redundancies in an effort to curtail losses resulting from record-high feed ingredients costs and an oversupply of chicken in the US. Beginning in January 2010, Company management implemented certain additional exit or disposal activities to integrate the administrative functions of the Company into those of JBS USA. These exit or disposal activities have eliminated a total of approximately 5,100 positions and resulted in net pre-tax charges totaling $130.3 million. Of these charges, we recognized $47.7 million of severance and other personnel costs, $37.5 million of asset impairments, $30.2 million loss on egg sales and flock depletion, $4.0 million of grower compensation, $2.0 million of lease continuation costs, $2.1 million loss on scrapped inventory and $6.8 million in other restructuring costs. All exit or disposal costs related to these activities, with the exception of costs or losses related to asset impairments, sales of unneeded eggs, depletion of unneeded flocks and scrapped inventory, resulted in cash expenditures or will result in cash expenditures within one year. The cash-related portion of these exit or disposal costs totaled $53.7 million.

Results of operations for the thirteen weeks ended March 27, 2011 and March 28, 2010 included exit or disposal costs totaling $1.1 million and $35.8 million, respectively. Results of operations for the thirteen weeks ended March 27, 2011 and March 28, 2010 also included adjustments totaling $0.6 million and $23,000, respectively, which reduced accrued costs. Adjustments recognized in the thirteen weeks ended March 27, 2011 and March 28, 2010 included the elimination of accrued severance in excess of actual severance costs incurred during the exit or disposal period. During the thirteen weeks ended March 28, 2010, we also recognized an adjustment for the assumption of a lease obligation related to a closed office building by an outside party.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth activity that was recorded through the Company’s accrued exit or disposal cost accounts during the thirteen weeks ended March 27, 2011 and March 28, 2010:

	Accrued Severance	Accrued Lease Obligation	Accrued Grower Pay	Accrued Other Exit or Disposal Costs	Accrued Inventory Charges	Total
	(In thousands)
Balance at December 26, 2010	$4,150	$—	$—	$—	$793	$4,943
Accruals	1,101	—	—	—	—	1,101
Payment /Disposal	(3,258)	—	—	—	—	(3,258)
Adjustments	(561)	—	—	—	—	(561)

Balance at March 27, 2011	$1,432	$—	$—	$—	$793	$2,225

Balance at December 27, 2009	$1,261	$20	$3,614	$—	$1,903	$6,798
Accruals	23,832	—	—	9,869	2,118	35,819
Payment /Disposal	(20,304)	—	(155)	—	(2,631)	(23,090)
Adjustments	(23)	—	—	—	—	(23)

Balance at March 28, 2010	$4,766	$20	$3,459	$9,869	$1,390	$19,504

Net exit or disposal costs totaling $0.5 million were recognized during the thirteen weeks ended March 27, 2011 and were recorded in either Cost of sales or Selling, general and administrative expense on the accompanying Consolidated Statement of Operations. Net exit or disposal costs totaling $35.8 million were recognized during the thirteen weeks ended March 28, 2010 and were classified as Administrative restructuring charges, a component of operating income below gross profit, on the accompanying Consolidated Statement of Operations because management believes these costs were not directly related to the Company’s ongoing production.

None of the exit or disposal costs incurred during the thirteen weeks ended March 27, 2011 or March 28, 2010 were recognized as operational restructuring charges. Also, none of the exit or disposal costs recognized during the thirteen weeks ended March 27, 2011 were recognized as administrative restructuring charges. Components of administrative restructuring charges recognized during the thirteen weeks ended March 28, 2010 are summarized below:

In thousands
Accrued severance provision	$23,832
Accrued other exit or disposal cost provisions	9,869
Accrued inventory charges	2,118

Total administrative restructuring charges	$35,819

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On April 12, 2010, the Company announced that it planned to reduce corporate and administrative positions across the organization under the second phase of its integration with JBS USA. As of March 27, 2011, we have substantially completed the reduction in workforce of approximately 250 positions planned under this second phase of integration.

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

4. FAIR VALUE MEASUREMENT

The asset (liability) amounts recorded in the Consolidated Balance Sheets (carrying amounts) and the estimated fair values of financial instruments at March 27, 2011 and December 26, 2010 consisted of the following:

	March 27, 2011		December 26, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Note Reference
	(In thousands)
Cash and cash equivalents	$63,013	$63,013	$106,077	$106,077
Short-term restricted cash and cash equivalents(a)	61,117	61,117	60,953	60,953
Short-term investments in available-for-sale securities	1,391	1,391	1,554	1,554	7
Trade accounts and other receivables	376,370	376,370	321,300	321,300	5
Account receivable from JBS USA, LLC	13,670	13,670	465	465	5
Derivative trading accounts margin cash(b)	10,052	10,052	4,528	4,528
Commodity derivative assets(b):					7
Futures	5,137	5,137	32,962	32,962
Options	9,112	9,112	399	399
Long-term investments in available-for-sale securities	12,026	12,026	11,595	11,595	7
Long-term restricted cash and cash equivalents(c)	5,000	5,000	5,000	5,000
Accounts payable and accrued expenses(d)	(584,806)	(584,806)	(610,987)	(610,987)	9
Account payable to JBS USA, LLC	(9,955)	(9,955)	(7,212)	(7,212)	14
Commodity derivative liabilities(e):					7
Futures	(2,249)	(2,249)	(8,497)	(8,497)
Options	(12,702)	(12,702)	(7,890)	(7,890)
Long-term debt and other borrowing arrangements(f)	(1,459,089)	(1,483,301)	(1,339,304)	(1,355,135)	10

(a)	Cash held by the Company’s captive insurance subsidiaries is restricted as to use because it collateralizes certain insurance obligations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(b)	Derivative trading accounts margin cash and commodity derivative assets are included in Prepaid expenses and other current assets on the Consolidated Balance Sheets.
(c)	Long-term restricted cash and cash equivalents are included in Other long-lived assets on the Consolidated Balance Sheets.
(d)	Accounts payable and accrued expenses presented above excludes commodity derivative liabilities.
(e)	Commodity derivative liabilities are included in Accrued expenses on the Consolidated Balance Sheets.
(f)	The fair values of the Company’s long-term debt and other borrowing arrangements were estimated by calculating the net present value of future payments for each debt obligation or borrowing discounted using the US Treasury interest rate applicable for an instrument with a life similar to the remaining life of each debt obligation or borrowing plus the same interest rate spread applied to each debt obligation or borrowing at inception.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of March 27, 2011, the Company held certain items that are required to be measured at fair value on a recurring basis. These included cash and cash equivalents, derivative assets and liabilities, short-term investments in available-for-sale securities and long-term investments in available-for-sale securities. Cash equivalents consist of short-term, highly liquid, income-producing investments such as money market funds and other funds that have maturities of 90 days or less. Derivative assets and liabilities consist of long and short positions on both exchange-traded commodity futures and commodity options as well as margin cash on account with the Company’s derivatives brokers. Short-term investments in available-for-sale securities consist of short-term, highly liquid, income-producing investments such as municipal debt securities that have maturities of greater than 90 days but less than one year. Long-term investments in available-for-sale securities consist of income-producing investments such as municipal debt securities, corporate debt securities, equity securities and fund-of-funds units that have maturities of greater than one year.

The following items were measured at fair value on a recurring basis at March 27, 2011:

	Level 1	Level 2	Level 3	Total
	(In thousands)
Cash and cash equivalents	$63,013	$—	$—	$63,013
Short-term restricted cash and cash equivalents	61,117	—	—	61,117
Short-term investments in available-for-sale securities	—	1,391	—	1,391
Derivative trading accounts margin cash	10,052	—	—	10,052
Commodity derivative assets:
Futures	5,137	—	—	5,137
Options	—	9,112	—	9,112
Long-term investments in available-for-sale securities	7,358	3,435	1,233	12,026
Long-term restricted cash and cash equivalents	5,000	—	—	5,000
Commodity derivative liabilities:
Futures	(2,249)	—	—	(2,249)
Options	—	(12,702)	—	(12,702)

Financial assets classified in Level 1 at March 27, 2011 include cash and cash equivalents, restricted cash and cash equivalents, equity securities and commodity futures derivative instruments traded in active markets. The valuation of these instruments is determined using a market approach, taking into account current interest rates, creditworthiness, and liquidity risks in relation to current market conditions, and is based upon unadjusted quoted prices for identical assets in active markets. The valuation of financial assets in Level 2 is determined using a market approach based upon quoted prices for similar assets and liabilities in active markets or other inputs that are observable for substantially the full term of the financial instrument. Level 2 securities primarily include fixed income securities and commodity option derivative instruments. The valuation of financial assets in Level 3 is determined using an income approach based on unobservable inputs such as discounted cash flow models or valuations. The Company’s sole Level 3 financial asset at March 27, 2011 was a fund of funds investment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents activity for the thirteen weeks ended March 27, 2011 and March 28, 2010, respectively, related to the Company’s investment in a fund of funds asset that is measured at fair value on a recurring basis using Level 3 inputs:

	Thirteen Weeks Ended
	March 27, 2011	March 28, 2010
	(In thousands)
Balance at beginning of period	$1,190	$1,116
Included in other comprehensive income	43	13

Balance at end of period	$1,233	$1,129

5. TRADE ACCOUNTS AND OTHER RECEIVABLES

Trade accounts and other receivables, less allowance for doubtful accounts, consisted of the following:

	March 27, 2011	December 26, 2010
	(In thousands)
Trade accounts receivable	$372,661	$318,008
Account receivable from JBS USA, LLC	13,670	465
Other receivables	9,162	9,355

Receivables, gross	395,493	327,828
Allowance for doubtful accounts	(5,453)	(6,063)

Receivables, net	$390,040	$321,765

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. INVENTORIES

Inventories consisted of the following:

	March 27, 2011	December 26, 2010
	(In thousands)
Chicken:
Live chicken and hens	$378,687	$348,700
Feed, eggs and other	231,472	221,939
Finished chicken products	337,753	440,458

Total chicken inventories	947,912	1,011,097

Other products:
Commercial feed, table eggs and other	11,442	12,355
Distribution inventories (other than chicken products)	7,712	5,802

Total other products inventories	19,154	18,157

Total inventories	$967,066	$1,029,254

Inventories included a lower-of-cost-or-market allowance of $2.0 million and $2.5 million at March 27, 2011 and December 26, 2010, respectively. The gain recognized on the application of the rule of lower-of-cost-or-market valuation during the thirteen weeks ended March 27, 2011 was $0.5 million. The Company did not recognize a gain or loss on the application of the rule of lower-of-cost-or-market valuation during the thirteen weeks ended March 28, 2010.

7. FINANCIAL INSTRUMENTS

Investments in Securities

The following is a summary of our cash equivalents, current investments and long-term investments related to our available-for-sale securities:

	March 27, 2011		December 26, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Cash equivalents:
Other	61,117	61,117	60,953	60,953

Short-term investments:
Fixed income securities	$1,362	$1,391	$1,518	$1,554

Long-term investments:
Fixed income securities	$3,293	$3,435	$3,285	$3,452
Equity securities	6,007	7,358	5,884	6,953
Other	1,300	1,233	1,300	1,190

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Maturities for the Company’s investments in fixed income securities as of March 27, 2011 were as follows:

	Amount	Percent
	(In thousands)
Matures in less than one year	$1,851	35%
Matures between one and two years	586	11%
Matures between two and five years	2,171	41%
Matures in excess of five years	678	13%

	$5,286	100%

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

Derivative Financial Instruments

The Company utilizes various raw materials in its operations, including corn, soybean meal, soybean oil and energy, such as natural gas, electricity and diesel fuel, which are all considered commodities. The Company considers these raw materials generally available from a number of different sources and believes it can obtain them to meet its requirements. These commodities are subject to price fluctuations and related price risk due to factors beyond our control, such as economic and political conditions, supply and demand, weather, governmental regulation and other circumstances. Generally, the Company purchases derivative financial instruments, specifically exchange-traded futures and options, in an attempt to mitigate price risk related to its anticipated consumption of commodity inputs for periods of up to 12 months. The Company may purchase longer-term derivative financial instruments on particular commodities if deemed appropriate. The fair value of derivative assets is included in the line item Prepaid expenses and other current assets on the Consolidated Balance Sheets while the fair value of derivative liabilities is included in the line item Accrued expenses on the same statements. Our counterparties require that we post cash collateral for changes in the net fair value of the derivative contracts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We have not designated the derivative financial instruments that we have purchased to mitigate commodity purchase exposures as cash flow hedges. Therefore, we recognized changes in the fair value of these derivative financial instruments immediately in earnings. Gains or losses related to these derivative financial instruments are included in the line item Cost of sales in the Consolidated Statements of Operations. The Company recognized $32.0 million in net gains and $11.4 million in net losses related to changes in the fair value of its derivative financial instruments during the thirteen weeks ended March 27, 2011 and March 28, 2010, respectively.

Information regarding the Company’s outstanding derivative instruments is included in the following table:

	March 27, 2011	December 26, 2010
	(Fair values in thousands)
Fair values:
Commodity derivative assets	14,249	$33,361
Commodity derivative liabilities	(14,951)	(16,387)
Cash collateral posted with brokers	10,052	4,528

Derivatives Coverage(a):
Corn	1.3%	13.8%
Soybean meal	2.5%	8.7%
Period through which stated percent of needs are covered	March 2012	December 2011

Written put options outstanding(b):
Fair value	$12,702	$7,890
Number of contracts:
Corn	10,076	6,775
Soybean meal	2,350	750
Expiration dates	December 2011	May 2011 through December 2011

Short positions on outstanding futures derivative instruments(b):
Fair value	$2,022	$8,497
Number of contracts:
Corn	1,368	2,805
Soybean meal	10	692

(a)	Derivatives coverage is the percent of anticipated corn and soybean meal needs covered by outstanding derivative instruments through a specified date.
(b)	A written put option is an option that the Company has sold that grants the holder the right, but not the obligation, to sell the underlying asset at a certain price for a specified period of time. When the Company takes a short position on a futures derivative instrument, it agrees to sell the underlying asset in the future at a price established on the contract date. The Company writes put options and takes short positions on futures derivative instruments to minimize the impact of feed ingredients price volatility on its operating results.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the thirteen weeks ended March 28, 2010, the Company recognized in earnings a previously unrealized gain totaling $4.1 million on a derivative instrument designated as a cash flow hedge against the interest rate charged on an unsecured note payable that was effectively extinguished on December 28, 2010. This gain was included in the line item Reorganization items, net in the Consolidated Statement of Operations.

8. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment (“PP&E”), net consisted of the following:

	March 27, 2011	December 26, 2010
	(In thousands)
Land	$80,241	$81,212
Buildings	1,090,581	1,091,004
Machinery and equipment	1,429,316	1,414,718
Autos and trucks	60,207	57,441
Construction-in-progress	125,735	96,442

PP&E, gross	2,786,080	2,740,817
Accumulated depreciation	(1,417,289)	(1,382,681)

PP&E, net	$1,368,791	$1,358,136

The Company recognized depreciation expense of $46.9 million and $52.6 million during the thirteen weeks ended March 27, 2011 and March 28, 2010, respectively.

During the thirteen weeks ended March 27, 2011, the Company sold certain PP&E for cash of $4.4 million and recognized a gain of $1.1 million. PP&E sold included various broiler farms and one breeder farm near Pittsburg, Texas and miscellaneous processing equipment.

Management has committed to the sale of certain properties and related assets, including, but not limited to, processing plants, office buildings and farms, which no longer fit into the operating plans of the Company. The Company is actively marketing these properties and related assets for immediate sale and believes a sale of each property can be consummated within the next 12 months. At March 27, 2011 and December 26, 2010, the Company reported properties and related assets totaling $50.8 million and $47.7 million, respectively, in Assets held for sale on its Consolidated Balance Sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As part of the Chapter 11 reorganization activities discussed in “Note 2. Chapter 11 Proceedings” and the exit or disposal activities discussed in “Note 3. Exit or Disposal Activities,” the Company closed or idled various processing complexes, processing plants, hatcheries and broiler farms throughout the US. Neither the Board of Directors nor JBS USA has determined if it would be in the best interest of the Company to divest any of these idled assets. Management is therefore not certain that it can or will divest any of these assets within one year, is not actively marketing these assets and, accordingly, has not classified them as assets held for sale. The Company continues to depreciate these assets. At March 27, 2011, the carrying amount of these idled assets was $71.6 million based on depreciable value of $155.6 million and accumulated depreciation of $84.0 million. We reopened an idled processing plant in Douglas, Georgia in January 2011. We anticipate that this plant will be operating at full capacity by fall 2011.

The Company last formally estimated the fair values of its assets held for sale and idled assets during the thirteen weeks ended December 26, 2010. Most of the production-related assets were valued at their highest and best use—as operating chicken processing facilities. A selected few of the production-related assets and the office buildings held for sale were valued as empty facilities. Management does not believe that the aggregate carrying amount of the assets held for sale or the idled assets are significantly impaired at the present time. However, should the carrying amounts of these assets consistently exceed future purchase offers received, if any, recognition of impairment charges could become necessary. At the present time, the Company’s forecasts indicate that it can recover the carrying value of its operating assets, including its property, plant and equipment and identified intangible assets, based on the projected cash flows of the operations.

9. ACCRUED EXPENSES

Accrued expenses consisted of the following components:

	March 27, 2011	December 26, 2010
	(In thousands)
Compensation and benefits	$92,910	$108,639
Interest and debt-related fees	21,810	12,624
Insurance and self-insured claims	85,698	83,648
Commodity derivative liabilities:
Futures	2,249	8,497
Options	12,702	7,890
Other	75,146	76,296

Total accrued expenses	$290,515	$297,594

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10. LONG-TERM DEBT AND OTHER BORROWING ARRANGEMENTS

Long-term debt and other borrowing arrangements consisted of the following components:

	Maturity	March 27, 2011	December 26, 2010
		(In thousands)
Senior notes, at 7 7/8%, net of unaccreted discount	2018	$496,504	$496,393
The Exit Credit Facility with two term notes payable at 5.313% and one term note payable at 9.00%	2012-2014	632,500	632,500
The Exit Credit Facility with one revolving note payable on which the Company had funds borrowed at 4.183% and 6.75%	2012	325,000	205,300
ING Credit Agreement (defined below) with notes payable at LIBOR plus 1.65% to LIBOR plus 3.125%	2011	—	—
Other	Various	5,085	5,111

Long-term debt		1,459,089	1,339,304
Less: Current maturities of long-term debt		(62,021)	(58,144)

Long-term debt, less current maturities		$1,397,068	$1,281,160

Senior and Subordinated Notes

On December 15, 2010, the Company closed on the sale of $500.0 million of 7 7/8% Senior Notes due in 2018 (the “2018 Notes”). The 2018 Notes are unsecured obligations of the Company and are guaranteed by one of the Company’s subsidiaries. Interest is payable on December 15 and June 15 of each year, commencing on June 15, 2011. Additionally, we have an aggregate principal balance of $3.9 million of 7 5/8% senior unsecured notes, 8 3/8% senior subordinated unsecured notes and 9 1/4% senior unsecured notes outstanding at March 27, 2011.

Exit Credit Facility

Upon exiting from bankruptcy, Pilgrim’s and certain of its subsidiaries entered into the Exit Credit Facility, which provided for an aggregate commitment of $1.75 billion. The facility consisted of a three-year $600.0 million revolving credit facility, a three-year $375.0 million Term A facility and a five-year $775.0 million Term B facility. The Exit Credit Facility also includes an accordion feature that allows us, at any time, to increase the aggregate revolving loan commitment by up to an additional $250.0 million and to increase the aggregate Term B loans commitment by up to an additional $400.0 million, in each case subject to the satisfaction of certain conditions, including an aggregate cap on all commitments under the Exit Credit Facility of $1.85 billion. On January 13, 2011, we increased the amount of the revolving loan commitments under the Exit Credit Facility to $700.0 million. On April 22, 2011, we increased the amount of the sub-limit for swingline loans under the Exit Credit Facility to $100.0 million. The Term A loan was repaid on December 15, 2010 with proceeds from the 2018 Notes. The revolving loan commitment and the Term B loans will mature on December 28, 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On March 27, 2011, a principal amount of $632.5 million under the Term B loans commitment and $325.0 million under the revolving loan commitment were outstanding. On December 28, 2009, the Company paid loan costs totaling $50.0 million related to the Exit Credit Facility that it recognized as an asset on its balance sheet. The Company amortizes these capitalized costs to expense over the life of the Exit Credit Facility.

Subsequent to the end of each fiscal year, a portion of our cash flow must be used to repay outstanding principal amounts under the Term B loans. In April 2011, the Company paid approximately $46.3 million of its excess cash flow toward the outstanding principal under the Term B loans. After giving effect to this prepayment and other prepayments of the Term B loans, the Term B loans must be repaid in 16 quarterly installments of approximately $3.9 million beginning on April 15, 2011, with the final installment due on December 28, 2014. The Exit Credit Facility also requires us to use the proceeds we receive from certain asset sales and specified debt or equity issuances and upon the occurrence of other events to repay outstanding borrowings under the Exit Credit Facility.

Actual borrowings by the Company under the revolving credit commitment component of the Exit Credit Facility are subject to a borrowing base, which is a formula based on certain eligible inventory, eligible receivables and restricted cash under the control of CoBank ACB, as administrative agent under the Exit Credit Facility. As of March 27, 2011, the applicable borrowing base was $700.0 million, the amount available for borrowing under the revolving loan commitment was $334.7 million and outstanding borrowings and letters of credit under the revolving loan commitment were $325.0 million and $40.3 million, respectively.

Under the Exit Credit Facility, JBS USA, the Company’s majority stockholder, or its affiliates may make loans to the Company on a subordinated basis on terms reasonably satisfactory to the agents under the Exit Credit Facility and up to $100.0 million of such subordinated indebtedness may be included in the calculation of EBITDA (as defined in the Exit Credit Facility).

The Exit Credit Facility contains financial covenants and various other covenants that may adversely affect our ability to, among other things, incur additional indebtedness, incur liens, pay dividends or make certain restricted payments, consummate certain assets sales, enter into certain transactions with JBS USA and our other affiliates, merge, consolidate and/or sell or dispose of all or substantially all of our assets. The Company is currently in compliance with these covenants. However, chicken prices, commodity prices, access to export markets and other factors could affect the Company’s ability to maintain compliance with its financial covenants.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

ING Credit Agreement

On September 25, 2006, Avícola Pilgrim’s Pride de México, S. de R.L. de C.V., a wholly owned subsidiary of the Company, entered into a secured revolving credit agreement (the “ING Credit Agreement”) with ING Capital, LLC, as agent and the lenders party thereto. The ING Credit Agreement has a final maturity date of September 25, 2011 and a revolving commitment of 557.4 million Mexican pesos, a US dollar-equivalent $46.5 million at March 27, 2011. There were no outstanding borrowings under the ING Credit Agreement at March 27, 2011.

11. INCOME TAXES

The Company recorded an income tax benefit of $9.9 million, a 7.6% effective tax rate, for the thirteen weeks ended March 27, 2011, compared to an income tax benefit of $33.3 million, a 42.3% effective tax rate, for the thirteen weeks ended March 28, 2010. The income tax benefit recognized for the thirteen weeks ended March 27, 2011 was primarily the result of limiting the benefit to an amount calculated on the Company’s projected full-year pre-tax loss in the US partially offset by income tax expense recognized in Mexico.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income and tax-planning strategies in making this assessment. As of March 27, 2011, the Company does not believe it has sufficient positive evidence to conclude that realization of its federal, state and foreign deferred tax assets is more likely than not to be realized.

With few exceptions, the Company is no longer subject to US federal, state or local income tax examinations for years prior to 2003 and is no longer subject to Mexico income tax examination for years prior to 2005. The Company continues to be under examination for Gold Kist and its subsidiaries for the tax years ended June 30, 2004 through December 27, 2006. The Company is still currently working with the Internal Revenue Service (“IRS”) through the normal processes and procedures to resolve the IRS’ proofs of claim. There has been no significant change in the resolution of the IRS’ claim since December 26, 2010. See “Note 15. Commitments and Contingencies” for additional information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12. PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company sponsors programs that provide retirement benefits to most of its employees. These programs include qualified defined benefit pension plans, nonqualified defined benefit retirement plans, a defined benefit postretirement life insurance plan, defined contribution retirement savings plans and deferred compensation plans. Under all of our retirement plans, the Company’s expenses were $2.3 million and $4.9 million in the thirteen weeks ended March 27, 2011 and March 28, 2010, respectively.

The following table provides the components of net periodic benefit cost for the defined benefit plans mentioned above:

	Thirteen Weeks Ended
	March 27, 2011		March 28, 2010
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Service cost	$52	$—	$102	$—
Interest cost	2,465	34	2,173	28
Estimated return on plan assets	(1,856)	—	(1,423)	—
Amortization of prior service cost	1	—	2	—
Amortization of net loss	28	—	66	—

Net periodic benefit cost	$690	$34	$920	$28

During the thirteen weeks ended March 27, 2011, the Company contributed $1.7 million to its defined benefit plans. Subsequent to March 27, 2011, the Company contributed $1.3 million to its defined benefit plans.

13. INCENTIVE COMPENSATION PLANS

The Company granted 200,000 restricted shares of its common stock to William W. Lovette, the Company’s Chief Executive Officer, effective January 14, 2011 in connection with the employment agreement with Mr. Lovette. Fifty percent of these shares will vest on January 3, 2013 and the remaining shares will vest on January 3, 2014, subject to Mr. Lovette’s continued employment with the Company through the applicable vesting date. The $1.4 million fair value of the shares as of the grant date was determined by multiplying the number of shares granted by the closing market price of the Company’s common stock on the grant date. Assuming no forfeiture of shares, the Company will recognize share-based compensation expense of $0.7 million ratably from January 14, 2011 to January 3, 2013. The Company will also recognize share-based compensation expense of $0.7 million ratably from January 14, 2011 to January 3, 2014. During the thirteen weeks ended March 27, 2011, the Company recognized share-based compensation expense totaling $0.1 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company sponsors an annual incentive program that provides the grant of bonus awards payable upon achievement of specified performance goals (the “STIP”). Full-time, salaried exempt employees of the Company and its affiliates who are selected by the administering committee are eligible to participate in the STIP. The Company has not accrued costs related to the STIP as of the date of this quarterly report because a liability is not probable to be incurred at this time given current financial results.

The Company also sponsors a performance-based, omnibus long-term incentive plan that provides for the grant of a broad range of long-term equity-based and cash-based awards to the Company’s officers and other employees, members of the Board and any consultants (the “LTIP”). The equity-based awards that may be granted under the LTIP include “incentive stock options,” within the meaning of the Internal Revenue Code, nonqualified stock options, stock appreciation rights, restricted stock awards and restricted stock units. No awards have been granted under the LTIP and the Company has not accrued costs related to the LTIP as of the date of this quarterly report.

14. RELATED PARTY TRANSACTIONS

On December 28, 2009, JBS USA became the holder of the majority of the common stock of the Company. Lonnie A. “Bo” Pilgrim, an original partner in the Company’s predecessor partnership founded in 1946, and certain entities related to Mr. Pilgrim collectively own the second-largest block of Pilgrim’s common stock. Mr. Pilgrim serves as the Founder Director of the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Transactions with a JBS USA subsidiary and the Founder Director are summarized below:

	Thirteen Weeks Ended
	March 27, 2011	March 28, 2010
	(In thousands)
JBS USA, LLC:
Purchases from JBS USA, LLC	$40,046	$15,771
Expenditures paid by JBS USA, LLC on behalf of Pilgrim’s Pride Corporation(a)	7,869	—
Sales to JBS USA, LLC	23,734	648
Expenditures paid by Pilgrim’s Pride Corporation on behalf of JBS USA, LLC(a)	171	—

Founder Director:
Purchase of commercial egg property from Founder Director(b)	—	12,000
Loan guaranty fees paid to Founder Director(c)	—	8,928
Contract grower pay paid to Founder Director	300	364
Consulting fee paid to Founder Director(d)	374	375
Board fees paid to Founder Director(d)	37	—
Lease payments on commercial egg property paid to Founder Director	—	125
Sales to Founder Director	1	23

(a)	On January 19, 2010, the Company entered into an agreement with JBS USA, LLC in order to allocate costs associated with JBS USA, LLC’s procurement of SAP licenses and maintenance services for its combined companies. Under this agreement, the fees associated with procuring SAP licenses and maintenance services are allocated between the Company and JBS USA, LLC in proportion to the percentage of licenses used by each company. The agreement expires on the date of expiration, or earlier termination, of the underlying SAP license agreement. On May 5, 2010, the Company also entered into an agreement with JBS USA, LLC in order to allocate the costs of supporting the business operations by one consolidated corporate team, which have historically been supported by their respective corporate teams. Expenditures paid by JBS USA, LLC on behalf of the Company will be reimbursed by the Company and expenditures paid by the Company on behalf of JBS USA, LLC will be reimbursed by JBS USA, LLC. This agreement expires on May 5, 2015.
(b)	On February 23, 2010, the Company purchased a commercial egg property from the Founder Director for $12.0 million. Prior to the purchase, the Company leased the commercial egg property including all of the ongoing costs of the operation from the Founder Director.
(c)	Prior to December 28, 2009, Pilgrim Interests, Ltd., an entity related to the Founder Director, guaranteed a portion of the Company’s debt obligations. In consideration of such guarantees, the Company would pay Pilgrim Interests, Ltd. a quarterly fee equal to 0.25% of one-half of the average aggregate outstanding balance of such guaranteed debt. Pursuant to the terms of the financing in place during the term of the Company’s Chapter 11 case, the Company could not pay any loan guarantee fees without the consent of the lenders party thereto. At December 27, 2009, the Company had accrued loan guaranty fees totaling $8.9 million. The Company paid these fees after emerging from bankruptcy on December 28, 2009.
(d)	In connection with the Company’s plan of reorganization, the Company and Lonnie A. “Bo” Pilgrim entered into a consulting agreement, which became effective on December 28, 2009. The terms of the consulting agreement include, among other things, that (i) Mr. Pilgrim will provide services to the Company that are comparable in the aggregate with the services provided by him to the Company prior to December 28, 2009, (ii) Mr. Pilgrim would be appointed to the Board of Directors of the Company and during the term of the consulting agreement will be nominated for subsequent terms on the board, (iii) Mr. Pilgrim will be compensated for services rendered to the Company at a rate of $1.5 million per year for a term of five years, (iv) Mr. Pilgrim will be subject to customary non-solicitation and non-competition provisions and (v) Mr. Pilgrim and his spouse will be provided with medical benefits (or will be compensated for medical coverage) that are comparable in the aggregate to the medical benefits afforded to employees of the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of March 27, 2011 and March 28, 2010, the outstanding payable to JBS USA was $10.0 million and $7.2 million, respectively. As of March 27, 2011 and March 28, 2010, the outstanding receivable from JBS USA, LLC was $13.7 million and $0.5 million, respectively. As of March 27, 2011, approximately $4.9 million of goods from JBS USA. LLC were in transit and not reflected on our Consolidated Balance Sheet.

The Company is party to grower contracts involving farms owned by the Founder Director that provide for the placement of Company-owned flocks on these farms during the grow-out phase of production. These contracts are on terms substantially the same as contracts executed by the Company with unaffiliated parties and can be terminated by either party upon completion of the grow-out phase for each flock.

The Company maintains depository accounts with a financial institution in which the Founder Director is also a major stockholder. Fees paid to this bank during the thirteen weeks ended March 27, 2011 and March 28, 2010 were insignificant. The Company had account balances at this financial institution of approximately $2.5 million and $4.2 million at March 27, 2011 and December 26, 2010, respectively.

The Founder Director has deposited $0.3 million with the Company as an advance on miscellaneous expenditures.

A son of the Founder Director occasionally sells commodity feed products and a limited amount of other services to the Company. There were no significant purchases during the thirteen weeks ended March 27, 2011 and March 28, 2010. He also leases a small amount of land on an arm’s-length basis from the Company for an insignificant rent.

On March 2, 2011 the Company contracted with a third party real estate company to market the home of our Chief Executive Officer in order for him to relocate to Colorado. The officer has been guaranteed up to $2.1 million when the home is sold.

15. COMMITMENTS AND CONTINGENCIES

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On December 1, 2008, Pilgrim’s and six of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The cases were jointly administered under Case No. 08-45664. The Company emerged from Chapter 11 on December 28, 2009. The Company continues to work through the claims allowance process with respect to claims arising before December 28, 2009. The Company will be responsible to the extent those claims become allowed claims.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The IRS has filed an amended proof of claim in the Bankruptcy Court pursuant to which the IRS asserts claims that total $74.7 million. We have filed in the Bankruptcy Court (i) an objection to the IRS’ amended proof of claim and (ii) a motion requesting the Bankruptcy Court to determine our US federal tax liability pursuant to Sections 105 and 505 of the Bankruptcy Code. The objection and motion assert that the Company has no liability for the additional US federal taxes that have been asserted for pre-petition periods by the IRS. The IRS has responded in opposition to our objection and motion. On July 8, 2010, the Bankruptcy Court granted our unopposed motion requesting that the Bankruptcy Court abstain from determining our federal tax liability. As a result, we intend to work with the IRS through the normal processes and procedures that are available to all taxpayers outside of bankruptcy (including the United States Tax Court (“Tax Court”) proceedings discussed below) to resolve the IRS’ amended proof of claim.

In connection with the amended proof of claim, on May 26, 2010, we filed a petition in Tax Court in response to a Notice of Deficiency that was issued to the Company as the successor in interest to Gold Kist. The Notice of Deficiency and the Tax Court proceeding relate to a loss that Gold Kist claimed for its tax year ended June 30, 2004. The matter is currently in the early stages of litigation.

On August 10, 2010, we filed two petitions in Tax Court. The first petition relates to three Notices of Deficiency that were issued to us with respect to our 2003, 2005 and 2007 tax years. The second petition relates to a Notice of Deficiency that was issued to us with respect to Gold Kist’s tax year ended June 30, 2005 and its short tax year ended September 30, 2005. Both cases are currently in the early stages of litigation.

We express no opinion as to the likelihood of an unfavorable outcome or the amount or range of any possible loss to us related to the above Tax Court cases.

The Notices of Deficiency and the Tax Court proceedings discussed above cover the same tax years and the same amounts that were asserted by the IRS in its $74.7 million amended proof of claim that was filed in the Bankruptcy Court.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

US Immigration and Customs Enforcement (“ICE”) investigated allegations of identity theft within our workforce. With our cooperation, ICE arrested approximately 350 of our employees in 2008 believed to have engaged in identity theft at five of our facilities. On December 30, 2009, PPC, the US Attorney’s Office for the Eastern District of Texas, and the Dallas Office of ICE entered into a non-prosecution agreement and civil resolution of the government’s investigation. Under this agreement, among other things, PPC will pay an aggregate of $4.5 million, which approximates the amount the Company had previously accrued for this matter, to the government in four annual installments. We paid the first two installments of $1.1 million in February 2010 and February 2011. The parties acknowledged that PPC was admitting to no civil liability or criminal culpability as a result of the settlement. However, no assurances can be given that further enforcement efforts by governmental authorities against our employees or the Company (i) will not disrupt a portion of our workforce or our operations at one or more of our facilities, thereby negatively impacting our business or (ii) result in the assessment of fines against us that could have a material adverse effect on our financial position, results of operations or cash flows.

16. INSURANCE PROCEEDS

On September 19, 2010, a fire at the Company’s Elberton, Georgia facility damaged a portion of our plant’s building, machinery and equipment. On July 21, 2008, a fire at one of the Company’s facilities in Mt. Pleasant, Texas damaged a significant portion of the plant’s building, machinery and equipment. The Company resumed operations at the Mt. Pleasant plant in April 2009. The insurance claim was closed in May 2010. The Company received the following proceeds related to the Elberton, Georgia and Mt. Pleasant, Texas fires:

	Thirteen Weeks Ended
	March 27, 2011	March 28, 2010
	(In thousands)
Business interruption:
Mt. Pleasant, Texas	$—	$5,000

Equipment repair and replacement:
Elberton, Georgia	300	—

	$300	$5,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Net sales to customers and long-lived assets are as follows:

	Thirteen Weeks Ended
	March 27, 2011	March 28, 2010
	(In thousands)
Net sales to customers:
United States	$1,710,279	$1,495,614
Mexico	182,197	147,304

Net sales to customers	$1,892,476	$1,642,918

	March 27, 2011	December 26, 2010
	(In thousands)
Long-lived assets(a):
United States	$1,289,452	$1,278,100
Mexico	79,339	80,036

Total long-lived assets	$1,368,791	$1,358,136

(a)	For this disclosure, we exclude financial instruments, deferred tax assets and intangible assets in accordance with ASC 280-10-50-41, Segment Reporting. Long-lived assets, as used in ASC 280-10-50-41, implies hard assets that cannot be readily removed.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Description of the Company

Pilgrim’s Pride Corporation (referred to herein as “Pilgrim’s,” “PPC,” “the Company,” “we,” “us,” “our,” or similar terms) is the second-largest chicken company in the United States (“US”), Mexico and Puerto Rico. Our fresh chicken retail line is sold throughout the US and Puerto Rico, and in the northern and central regions of Mexico. Our prepared-foods products meet the needs of some of the largest customers in the food service industry across the US. Additionally, the Company exports commodity chicken products to approximately 95 countries. As a vertically integrated company, we control every phase of the production of our products. We operate feed mills, hatcheries, processing plants and distribution centers in 14 US states, Puerto Rico and Mexico. Our fresh chicken products consist of refrigerated (non-frozen) whole or cut-up chicken, either pre-marinated or non-marinated, and pre-packaged chicken in various combinations of freshly refrigerated, whole chickens and chicken parts. Our prepared chicken products include portion-controlled breast fillets, tenderloins and strips, delicatessen products, salads, formed nuggets and patties and bone-in chicken parts. These products are sold either refrigerated or frozen and may be fully cooked, partially cooked or raw. In addition, these products are breaded or non-breaded and either pre-marinated or non-marinated.

On December 1, 2008, Pilgrim’s and six of its subsidiaries filed voluntary petitions in the United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division (the “Bankruptcy Court”), seeking reorganization relief under the provisions of Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”). We emerged from Chapter 11 bankruptcy proceedings on December 28, 2009. In connection with our emergence from bankruptcy, our common stock outstanding immediately prior to the emergence was cancelled and converted into the right to receive newly-issued shares of common stock of the reorganized Company based on a one-for-one exchange ratio, which constituted 36.0% of the total number of shares of our newly-issued common stock on that date. The remaining shares of our newly-issued common stock, constituting 64.0% of our total issued and outstanding common stock on December 28, 2009, were purchased for $800.0 million by JBS USA Holdings, Inc. (“JBS USA”), a wholly-owned indirect subsidiary of JBS S.A., a Brazil-based meat producer. On November 5, 2010, JBS USA increased its stake in the Company to 67.3%.

Pilgrim’s operates on a 52/53-week fiscal year that ends on the Sunday falling on or before December 31. The reader should assume any reference we make to a particular year (for example, 2011) in this quarterly report applies to our fiscal year and not the calendar year.

Executive Summary

We reported a net loss attributable to Pilgrim’s Pride Corporation of $120.8 million, or $0.56 per diluted common share, for the thirteen weeks ended March 27, 2011. We reported a net loss attributable to Pilgrim’s Pride Corporation of $45.5 million, or $0.21 per diluted common share, for the thirteen weeks ended March 28, 2010. These operating results included a gross loss of $53.1 million and gross profit of $52.0 million during the respective periods. We did not recognize any reorganization or restructuring expenses during the thirteen weeks ended March 27, 2011. During the thirteen weeks ended March 28, 2010, we recognized net reorganization expenses of $20.7 million and administrative restructuring expenses of $35.8 million. During the thirteen weeks ended March 27, 2011 and March 28, 2010, we used $102.4 million and $4.8 million, respectively, of cash in operations. At March 27, 2011, we had cash and cash equivalents totaling $63.0 million.

Market prices for feed ingredients increased significantly during the thirteen weeks ended March 27, 2011, with corn rising to $7.35 per bushel in March due to fears of low inventories. Market prices for feed ingredients remain volatile. Consequently, there can be no assurance that our feed ingredient prices will not continue to increase materially. The following table compares the highest and lowest prices reached on nearby futures for one bushel of corn and one ton of soybean meal during the current year and previous three years:

	Corn		Soybean Meal
	Highest Price	Lowest Price	Highest Price	Lowest Price
2011:
First Quarter	$7.35	$5.95	$391.00	$340.00
2010:
Fourth Quarter	6.15	4.56	364.90	283.20
Third Quarter	5.24	3.25	321.50	293.00
Second Quarter	3.79	3.36	296.50	260.60
First Quarter	4.26	3.44	321.00	249.60
2009(a)	4.50	3.00	433.40	264.80
2008(a)	7.63	2.90	455.50	237.00

(a)	For the years ended December 27, 2009 and December 28, 2008, respectively.

We purchase derivative financial instruments, specifically exchange-traded futures and options, in an attempt to mitigate price risk related to our anticipated consumption of commodity inputs such as corn, soybean meal and natural gas. As of March 27, 2011, we had long derivative positions in place covering 1.3% and 2.5% of anticipated corn and soybean meal needs, respectively, through March 2012. We do not designate derivative financial instruments that we purchase to mitigate commodity purchase exposures as cash flow hedges; therefore, we recognize changes in the fair value of these derivative financial instruments immediately in earnings. During the thirteen weeks ended March 27, 2011 and March 28, 2010, we recognized $32.0 million in net gains and $11.4 million in net losses, respectively, related to changes in the fair values of our derivative financial instruments.

Market prices for chicken products remain below levels sufficient to offset the generally higher costs of feed ingredients. Several producers within the industry have begun to curtail production in an effort to correct the general oversupply of chicken in the US. Despite these production cuts, there can be no assurance that chicken prices will not decrease due to such factors as competition from other proteins, substitutions by consumers of non-protein foods because of uncertainty surrounding the general economy and unemployment and the potential inadequacy of the curtailments.

In February 2008, the Company’s Board of Directors approved certain exit or disposal activities as part of a plan to rationalize both our manufacturing and distribution footprints and to eliminate administrative redundancies in an effort to curtail losses resulting from record-high feed ingredients costs and an oversupply of chicken in the US (the “Footprint Reduction”). Beginning in January 2010, certain exit or disposal activities were implemented by Company management to integrate the administrative functions of the Company into those of JBS USA (the “JBS USA Integration”). Results of operations for the thirteen weeks ended March 27, 2011 included severance costs totaling $1.1 million related to the JBS USA Integration. Results of operations for the thirteen weeks ended March 28, 2010 included severance costs and other exit or disposal costs totaling $23.8 million and $9.9 million, respectively, related to the JBS USA Integration as well as inventory disposal costs totaling $2.1 million related to the Footprint Reduction. Results of operations for the thirteen weeks ended March 27, 2011 and March 28, 2010 also included adjustments totaling $0.6 million and $23,000, respectively, which reduced accrued costs. Adjustments recognized in the thirteen weeks ended March 27, 2011 and March 28, 2010 included the elimination of accrued severance in excess of actual severance costs incurred during the exit or disposal period. During the thirteen weeks ended March 28, 2010, we also recognized an adjustment for the assumption of a lease obligation related to a closed office building by an outside party.

Since exiting from bankruptcy, we have focused on integrating our operations into the existing operations of JBS USA. We have made a series of changes to further this integration, including streamlining administrative functions and sales networks, consolidating distribution networks, optimizing freight and storage costs, capturing shared purchasing opportunities, consolidating treasury and risk management systems and implementing best practices throughout the business. We have also continued to streamline our operations and sell assets as part of our restructuring. Since our emergence from bankruptcy, we have eliminated approximately 475 corporate and administrative positions across the organization as a result of our integration with JBS USA. As of March 27, 2011, we have substantially completed the total planned reduction in workforce of non-production positions under our integration.

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

In 2010, we participated in antidumping and countervailing duty proceedings initiated by the Ministry of Commerce of the People’s Republic of China (“MOFCOM”) concerning US chicken producers. China is one of the Company’s largest international markets. MOFCOM concluded these proceedings in September 2010 and imposed antidumping and countervailing duties on the US chicken producers. The duties imposed range from 54.3% to 135.7%. The rate imposed on us is 58.5%. Until these duties are modified or eliminated, the duty rates can be expected to deter Chinese importers from purchases of US-origin chicken products, including our chicken products, and can be expected to diminish the volume of such purchases. The basis for imposing the duties may be challenged by the US in dispute settlement proceedings in the World Trade Organization.

Russia, also one of the Company’s largest international markets, effectively banned US poultry imports shipped after January 1, 2010 due to residue levels left from a chlorine treatment procedure required by US Department of Agriculture regulations. On June 24, 2010, Russia and the US announced they had reached an agreement to permit the resumption of US poultry exports to Russia. We began exporting products to Russia again in September 2010. No assurances can be given that new disruptions will not arise. For example, Russia has indicated that it will develop its own internal poultry production and has set an import quota of 350,000 metric tons of poultry for 2011. We have been able to mitigate the impact of these disruptions by selling our products to other customers.

On February 7, 2011, Mexico, the top international market for US chicken in calendar year 2010, announced that it would investigate US producers over dumping complaints lodged by Mexican chicken processors. Mexican chicken processors allege US producers sold chicken legs and thighs on the Mexican market below their cost of production in 2010. We cannot predict the outcome of this investigation.

We reopened an idled processing plant in Douglas, Georgia in January 2011. We anticipate that this plant will be operating at full capacity by fall 2011.

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

Results of Operations

Thirteen Weeks Ended March 27, 2011 Compared to Thirteen Weeks Ended March 28, 2010

Net sales. Net sales generated in the thirteen weeks ended March 27, 2011 increased $249.6 million, or 15.2%, from net sales generated in the thirteen weeks ended March 28, 2010. The following table provides net sales information:

	Thirteen	Change from
	Weeks Ended	Thirteen Weeks Ended
	March 27,	March 28, 2010
Sources of net sales	2011	Amount	Percent
	(In thousands, except percent data)
United States	$1,710,279	$214,665	14.4	% (a)
Mexico	182,197	34,893	23.7	% (b)

Total net sales	$1,892,476	$249,558	15.2%

(a)	US sales generated in the thirteen weeks ended March 27, 2011 increased $214.7 million, or 14.4%, from US sales generated in the thirteen weeks ended March 28, 2010. An increase in unit sales volume, primarily due to the company’s focused inventory reduction efforts during the thirteen weeks end March 27, 2011, contributed $258.9 million, or 17.4 percentage points, to the period’s revenue increase. A decrease in net revenue per pound sold, which resulted primarily from a less favorable product mix sold in the current year as compared to the prior year, partially offset the positive impact that increased unit sales volume had on the period’s revenue comparison by $44.2 million, or 3.0 percentage points. Included in US sales generated during the thirteen weeks ended March 27, 2011 and March 28, 2010 were sales to JBS USA, LLC totaling $23.7 million and $0.6 million, respectively.
(b)	Mexico sales generated in the thirteen weeks ended March 27, 2011 increased $34.9 million, or 23.7%, from Mexico sales generated in the thirteen weeks ended March 28, 2010. An increase in unit sales volume, primarily due to increased demand, contributed $22.8 million, or 15.5 percentage points, to the period’s revenue increase. An increase in net revenue per pound sold resulting from favorable movement in the exchange rate between the Mexican peso and the US dollar contributed $10.5 million, or 7.1 percentage points, of the period’s revenue increase.

Gross profit (loss). Gross profit (loss) decreased by $105.1 million, or 202.1%, from a gross profit of $52.0 million generated in the thirteen weeks ended March 28, 2010 to a loss of $53.1 million incurred in the thirteen weeks ended March 27, 2011. The following tables provide information regarding gross profit (loss) and cost of sales information:

	Thirteen	Change from		Percent of Net Sales
	Weeks Ended March 27,	Thirteen Weeks Ended March 28, 2010		Thirteen Weeks Ended
				March 27,	March 28,
Components of gross loss	2011	Amount	Percent	2011	2010
	(In thousands, except percent data)
Net sales	$1,892,476	$249,558	15.2%	100.0%	100.0%
Cost of sales	1,945,586	354,687	22.3%	102.8%	96.8%

Gross loss	(53,110)	(105,129)	-202.1%	(2.8)%	3.2%

	Thirteen	Change from
	Weeks Ended	Thirteen Weeks Ended
	March 27,	March 28, 2010
Sources of gross loss	2011	Amount	Percent
	(In thousands, except percent data)
United States	$(61,795)	$(97,324)	(273.9)%
Mexico	8,685	(7,805)	(47.3)%

Total gross loss	$(53,110)	$(105,129)	(202.1)%

	Thirteen	Change from
	Weeks Ended	Thirteen Weeks Ended
	March 27,	March 28, 2010
Sources of cost of sales	2011	Amount	Percent
	(In thousands, except percent data)
United States	$1,772,074	$311,989	21.4	% (a)
Mexico	173,512	42,698	32.6	% (b)

Total cost of sales	$1,945,586	$354,687	22.3%

(a)	Cost of sales incurred by the US operations during the thirteen weeks ended March 27, 2011 increased $312.0 million, or 21.4%, from cost of sales incurred by the US operations during the thirteen weeks ended March 28, 2010. Live production costs, which increased due primarily to increased feed ingredients costs, contributed $199.4 million, or 13.7 percentage points, to the increase in cost of sales. Cost of sales incurred due to the Company’s focused inventory reduction efforts during the thirteen weeks ended March 27, 2011 contributed $120.5 million, or 8.3 percentage points, to the increase in costs of sales. Freight, storage and handling costs contributed $19.6 million, or 1.3 percentage points, to the increase in costs of sales. The cost of sales primarily related to our protein conversion and distribution operations, which increased due to increased unit sales volume, contributed $17.2 million, or 1.2 percentage points to the increase in cost of sales. The contribution to the increase in cost of sales resulting from the factors listed above was partially offset by an increase in the amount of net gains recognized on both settled and outstanding derivative instruments of $43.4 million, or 3.0 percentage points. Other factors affecting the increase in cost of sales were immaterial.
(b)	Cost of sales incurred by the Mexico operations during the thirteen weeks ended March 27, 2011 increased $42.7 million, or 32.6%, from costs of sales incurred by the Mexico operations during the thirteen weeks ended March 28, 2010. Increased sales volume contributed $20.2 million, or 15.4 percentage points, and foreign currency translation contributed $9.9 million, or 7.6 percentage points, to the increase in cost of sales. The remaining $12.6 million, or 9.6 percentage points, of the increase in cost of sales resulted primarily from increased feed ingredients costs.

Operating loss. Operating loss increased by $74.4 million, or 229.5%, from a loss of $32.4 million generated in the thirteen weeks ended March 28, 2010 to a loss of $106.8 million generated in the thirteen weeks ended March 27, 2011. The following tables provide information regarding operating loss, SG&A expense and administrative restructuring charges:

	Thirteen	Change from		Percent of Net Sales
	Weeks Ended	Thirteen Weeks Ended		Thirteen Weeks Ended
	March 27,	March 28, 2010		March 27,	March 28,
Components of operating loss	2011	Amount	Percent	2011	2010
	(In thousands, except percent data)
Gross loss	$(53,110)	$(105,129)	(202.1)%	(2.8)%	3.2%
SG&A expense	53,666	5,065	10.4%	2.8%	3.0%
Administrative restructuring charges	—	(35,819)	(100.0)%	0.0%	2.2%

Operating loss	(106,776)	(74,375)	229.5%	(5.6)%	(2.0)%

	Thirteen	Change from
	Weeks Ended	Thirteen Weeks Ended
	March 27,	March 28, 2010
Sources of operating loss	2011	Amount	Percent
	(In thousands, except percent data)
United States	$(110,271)	$(66,088)	149.6%
Mexico	3,495	(8,287)	(70.3)%

Total operating loss	$(106,776)	$(74,375)	229.5%

	Thirteen	Change from
	Weeks Ended	Thirteen Weeks Ended
	March 27,	March 28, 2010
Sources of SG&A expense	2011	Amount	Percent
	(In thousands, except percent data)
United States	$48,476	$4,583	10.4	% (a)
Mexico	5,190	482	10.2	% (b)

Total SG&A expense	$53,666	$5,065	10.4%

(a)	SG&A expense incurred by the US operations during 2011 increased $4.6 million, or 10.4%, from SG&A expense incurred by the US operations during 2010 primarily because of (i) a $5.7 million increase from the prior period in legal services and litigation settlements costs related to employee and contract grower compensation claims and (ii) a $1.0 million increase from the prior period in employee relocation costs related to relocation of the Company’s corporate administrative functions from Texas to Colorado. These were partially offset by decreases in bad debt expense, rental and lease expense, travel and entertainment expense and supplies expense of $1.6 million, $0.3 million, $0.1 million and $0.1 million, respectively.
(b)	SG&A expense incurred by the Mexico operations during 2011 increased $0.5 million, or 10.2%, from SG&A expense incurred by the Mexico operations during 2010. Increased employee payroll costs contributed $0.2 million, or 4.2 percentage points, and foreign currency translation contributed $0.3 million, or 6.4 percentage points, to the increase in SG&A expense.

	Thirteen	Change from
	Weeks Ended	Thirteen Weeks Ended
Sources of administrative restructuring charges	March 27,	March 28, 2010
	2011	Amount	Percent
(In thousands, except percent data)
United States	$—	$(35,819)	(100.0	)% (a)
Mexico	—	—	NA

Total administrative restructuring charges	$—	$(35,819)	(100.0)%

(a)	In 2010, the Company incurred administrative restructuring charges composed of (i) cash-based severance and change-in-control compensation charges related to our integration with JBS USA of $23.8 million and (ii) other facility closure costs and noncash impairment charges of $12.0 million.

Net interest expense. Net interest expense decreased 3.9% to $26.8 million recognized in the thirteen weeks ended March 27, 2011 from $27.9 million recognized in the thirteen weeks ended March 28, 2010. This change resulted from (i) decreases in loan cost amortization of $1.5 million resulting from the early extinguishment of debt in December 2010, (ii) an increase in capitalized interest costs of $0.7 million and (iii) a decrease in service fees and other interest of $1.3 million. This was partially offset by an increase in interest recognized on our long-term debt and other borrowing arrangements of $2.6 million. Average borrowings increased from $1.15 billion in the thirteen weeks ended March 28, 2010 to $1.46 billion in the thirteen weeks ended March 27, 2011. The weighted average interest rate recognized increased from 6.34% in the thirteen weeks ended March 28, 2010 to 6.71% in the thirteen weeks ended March 27, 2011. As a percent of net sales, interest expense recognized in the thirteen weeks ended March 27, 2011 decreased to 1.4% from 1.7% recognized in the thirteen weeks ended March 28, 2010.

Reorganization items. The Company did not recognize any reorganization costs in the thirteen weeks ended March 27, 2011. The Company recognized reorganization costs of $20.7 million in the thirteen weeks ended March 28, 2010, which primarily consisted of severance and other costs related to post-petition facility closures and reduction-in-force actions.

Income taxes. The Company recognized an income tax benefit of $9.9 million for the thirteen weeks ended March 27, 2011 compared to an income tax benefit of $33.3 million for the thirteen weeks ended March 28, 2010. The income tax benefit reported for the thirteen weeks ended March 27, 2011 decreased by $14.4 million over the prior year primarily as a result of limiting the benefit reported for the thirteen weeks ended March 27, 2011 to an amount calculated on the Company’s projected full-year pre-tax loss in the US. In the thirteen weeks ended March 28, 2010, the tax benefit reported was based on the Company’s year-to-date pre-tax loss as the Company had projected full-year pre-tax income for 2010. Additionally, during the thirteen weeks ended March 28, 2010, the Company recognized an income tax benefit of $9.0 million for previously unrecognized tax benefits.

Net income attributable to noncontrolling interests. For the thirteen weeks ended March 27, 2011 and March 28, 2010, we recognized net income attributable to noncontrolling interests in three of our consolidated subsidiaries of $0.9 million and $0.2 million, respectively.

Liquidity and Capital Resources

The following table presents our available sources of liquidity as of March 27, 2011:

Source of Liquidity	Facility Amount	Amount Outstanding	Amount Available
	(In thousands)
Cash and cash equivalents	$—	$—	$63.0
Short-term investments in available-for-sale securities	—	—	1.4
Borrowing arrangements:
Exit Credit Facility(b)	700.0	325.0	334.7	(a)
ING Credit Facility	46.5	—	46.5

(a)	Actual borrowings by the Company under the Exit Credit Facility are subject to a borrowing base, which is a formula based on certain eligible inventory and eligible receivables. The borrowing base at March 27, 2011 was $700.0 million. Availability under the Exit Credit Facility is also reduced by the Company’s outstanding standby letters of credit. Standby letters of credit outstanding at March 27, 2011 totaled $40.3 million.
(b)	Under the Exit Credit Facility, the Company is also permitted to receive loans from the JBS USA on a subordinated basis on terms reasonably satisfactory to the agents under the Exit Credit Facility of up to $100.0 million. The Company has no subordinated loan facility with JBS USA as of the date of this quarterly report.

Senior and Subordinated Notes

On December 15, 2010, the Company closed on the sale of $500.0 million of 7 7/8% Senior Notes due in 2018 (the “2018 Notes”). The 2018 Notes are unsecured obligations of the Company and are guaranteed by one of the Company’s subsidiaries. Interest is payable on December 15 and June 15 of each year, commencing on June 15, 2011. Additionally, we have an aggregate principal balance of $3.9 million of 7 5/8% senior unsecured notes, 8 3/8% senior subordinated unsecured notes and 9 1/4% senior unsecured notes outstanding at March 27, 2011.

Exit Credit Facility

Upon exiting from bankruptcy, Pilgrim’s and certain of its subsidiaries entered into an exit credit facility that provided for an aggregate commitment of $1.75 billion (the “Exit Credit Facility”). The facility consisted of a three-year $600.0 million revolving credit facility, a three-year $375.0 million Term A facility and a five-year $775.0 million Term B facility. The Exit Credit Facility also includes an accordion feature that allows us, at any time, to increase the aggregate revolving loan commitment by up to an additional $250.0 million and to increase the aggregate Term B loans commitment by up to an additional $400.0 million, in each case subject to the satisfaction of certain conditions, including an aggregate cap on all commitments under the Exit Credit Facility of $1.85 billion. On January 13, 2011, we increased the amount of the revolving loan commitments under the Exit Credit Facility to $700.0 million. On April 22, 2011, we increased the amount of the sub-limit for swingline loans under the Exit Credit Facility to $100.0 million. The Term A loan was repaid on December 15, 2010 with proceeds from the 2018 Notes. The revolving loan commitment and the Term B loans will mature on December 28, 2014.

On March 27, 2011, a principal amount of $632.5 million under the Term B loans commitment and $325.0 million under the revolving loan commitment were outstanding. On December 28, 2009, the Company also paid loan costs totaling $50.0 million related to the Exit Credit Facility that it recognized as an asset on its balance sheet. The Company amortizes these capitalized costs to expense over the life of the Exit Credit Facility.

Subsequent to the end of each fiscal year, a portion of our cash flow must be used to repay outstanding principal amounts under the Term B loans. In April 2011, the Company paid approximately $46.3 million of its excess cash flow toward the outstanding principal under the Term B loans. After giving effect to this prepayment and other prepayments of the Term B loans, the Term B loans must be repaid in 16 quarterly installments of approximately $3.9 million beginning on April 15, 2011, with the final installment due on December 28, 2014. The Exit Credit Facility also requires us to use the proceeds we receive from certain asset sales and specified debt or equity issuances and upon the occurrence of other events to repay outstanding borrowings under the Exit Credit Facility.

Actual borrowings by the Company under the revolving credit commitment component of the Exit Credit Facility are subject to a borrowing base, which is a formula based on certain eligible inventory, eligible receivables and restricted cash under the control of CoBank ACB, as administrative agent under the Exit Credit Facility. As of March 27, 2011, the applicable borrowing base was $700.0 million, the amount available for borrowing under the revolving loan commitment was $334.7 million and outstanding borrowings and letters of credit under the revolving loan commitment were $325.0 million and $40.3 million, respectively.

Under the Exit Credit Facility, JBS USA, the Company’s majority stockholder, or its affiliates may make loans to the Company on a subordinated basis on terms reasonably satisfactory to the agents under the Exit Credit Facility and up to $100.0 million of such subordinated indebtedness may be included in the calculation of EBITDA (as defined in the Exit Credit Facility).

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

Minimum fixed charge coverage ratio(a)	At least 1.05 to 1.00 on or before December 31, 2012 and at least 1.10 to 1.00 after January 1, 2013.

Maximum senior secured leverage ratio(b)	No greater than (i) 4.00 to 1.00 on or before December 31, 2012, (ii) 3.75 to 1.00 for the period from January 1, 2013 to December 31, 2013 and (iii) 3.50 to 1.00 for any period after January 1, 2014.

Minimum consolidated tangible net worth(c)	At least $656.1 million plus 50.0% of the cumulative net income (excluding any losses) of the Company and its subsidiaries from December 28, 2009 through the date of calculation.

(a)	Fixed charge coverage ratio means the ratio of (i) EBITDA, as adjusted, minus the unfinanced portion of capital expenditures, minus taxes paid in cash, in each case for the period of eight consecutive fiscal quarters ending as of such date; to (ii) Fixed Charges as of such date, all calculated for the Company on a consolidated basis. EBITDA, as adjusted, means (i) net income (loss) for such period plus interest, taxes, depreciation and amortization, plus (ii) cash (if taken in connection with or during the bankruptcy of the Company) and noncash tangible and intangible asset impairment charges, lease termination costs, severance costs, facility shutdown costs, and other related restructuring charges for such period related to a permanent reduction in capacity, plant or facility closures/cut-backs or a significant reconfiguration of a plant or facility and extraordinary, unusual or non-recurring noncash charges or losses (other than for write-down or write-off of inventory); minus (iii) any extraordinary, unusual or nonrecurring income or gains; provided however, that aggregate principal amount of Plan Sponsor Subordinated Indebtedness included in calculating EBITDA shall not exceed $100.0 million. Plan Sponsor Subordinated Indebtedness means additional unsecured Indebtedness owed to JBS USA or any wholly-owned subsidiary thereof that is (i) organized under the laws of the United States, any state thereof or the District of Columbia and (ii) has been formed for the purpose of acquiring a majority of the equity interests of the Company, or merging or consolidating with the Company for the purpose of acquiring a majority of the equity interests of the Company. Fixed Charges means all amounts that are required to be paid by the Company during an eight fiscal quarter period for scheduled principal payments on indebtedness and capital lease obligations; plus all amounts that were paid in cash by the Company during the preceding eight fiscal quarter period in respect of interest, dividends, contributions to certain employee pension benefit plans and non-cancellable operating lease payments not included in the calculation of EBITDA.
(b)	Senior secured leverage ratio means the ratio of Senior Secured Indebtedness on such date to EBITDA, as adjusted, during the preceding four consecutive fiscal quarters. Senior Secured Indebtedness means, at any date, the aggregate principal amount of all Indebtedness (other than unsecured Indebtedness) of the Company at such date, determined on a consolidated basis, to the extent required to be reflected in the Liabilities section of the Consolidated Balance Sheets of the Company. Indebtedness means the aggregate principal amount of all (i) borrowed money and capital lease obligations, (ii) deposits or advances owed by the Company, (iii) obligations evidenced by bonds, debentures, notes or similar instruments, (iv) obligations under conditional sale or other title retention agreements, (v) obligations related to the deferred purchase price of property or services, (vi) all indebtedness of others secured by liens on property of the Company, (vii) guarantor obligations, (viii) obligations in respect to letters of credit, letters of guaranty, bankers’ acceptances and liquidated earn-outs and (ix) any other off-balance sheet liability, each to the extent required to be reflected in the Liabilities section of our Consolidated Balance Sheets.
(c)	Consolidated tangible net worth means shareholders’ equity minus intangible assets.

The Company is currently in compliance with these covenants. However, chicken prices, commodity prices, access to export markets and other factors could affect the Company’s ability to maintain compliance with its financial covenants.

The Exit Credit Facility contains various other covenants that may adversely affect our ability to, among other things, incur additional indebtedness, incur liens, pay dividends or make certain restricted payments, consummate certain assets sales, enter into certain transactions with JBS USA and our other affiliates, merge, consolidate and/or sell or dispose of all or substantially all of our assets.

Additional information regarding the Exit Credit Facility is disclosed in “Note 10. Long-Term Debt and Other Borrowing Arrangements” to our Consolidated Financial Statements included in this quarterly report.

ING Credit Agreement

On September 25, 2006, Avícola Pilgrim’s Pride de México, S. de R.L. de C.V., a wholly owned subsidiary of the Company, entered into a secured revolving credit agreement (the “ING Credit Agreement”) with ING Capital, LLC, as agent and the lenders party thereto. The ING Credit Agreement has a final maturity date of September 25, 2011 and a revolving commitment of 557.4 million Mexican pesos, a US dollar-equivalent $46.5 million at March 27, 2011. There were no outstanding borrowings under the ING Credit Agreement at March 27, 2011.

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

Historical Flow of Funds

Cash used in operating activities was $102.4 million for the thirteen weeks ended March 27, 2011 and $4.8 million for the thirteen weeks ended March 28, 2010. The increase in cash flows used in operating activities was primarily the result of a net loss of $119.9 million for the thirteen weeks ended March 27, 2011 as compared to a net loss of $45.4 million for the thirteen weeks ended March 28, 2010.

Our working capital position decreased $26.1 million to a surplus of $945.7 million and a current ratio of 2.32 at March 27, 2011 compared with a surplus of $971.8 million and a current ratio of 2.32 at December 26, 2010 primarily due to a decrease in inventory offset by a decrease in accounts payable and accrued expenses.

Trade accounts and other receivables increased $68.2 million, or 21.2%, to $390.0 million at March 27, 2011 from $321.8 million at December 26, 2010. This was primarily due to increased sales recognized towards the latter part of current period.

Inventories decreased $62.2 million, or 6.0%, to $967.1 million at March 27, 2011 from $1,029.3 million at December 26, 2010 due to a decrease in finished products, which was a result of the Company’s concerted efforts to reduce inventory during the first quarter of 2011.

Prepaid expenses and other current assets decreased $11.0 million, or 13.4%, to $70.3 million at March 27, 2011 from $81.3 million at December 26, 2010. This decrease occurred primarily because the Company settled numerous derivative financial instruments in the thirteen weeks ended March 27, 2011.

Accounts payable decreased $17.8 million, or 5.3%, to $319.2 million at March 27, 2011 from $337.0 million at December 26, 2010. The decrease is due to the timing of payments disbursed to vendors.

Accrued expenses decreased $7.1 million, or 2.4%, to $290.5 million at March 27, 2011 from $297.6 million at December 26, 2010. This decrease resulted primarily due to a decrease in compensation and benefit accruals of $15.7 million offset by an increase in interest and debt-related fees of $9.2 million.

Cash used in investing activities was $60.1 million and $30.7 million in 2011 and 2010, respectively. Capital expenditures increased by $33.1 million primarily due to the routine replacement of equipment and capital expenditures related to the reopening of the Douglas, Georgia plant. Capital expenditures for 2011 cannot exceed $275.0 million as allowed under the terms of the Exit Credit Facility. Cash was used to purchase investment securities totaling $1.4 million and $3.0 million in 2011 and 2010, respectively. Cash proceeds in 2011 and 2010 from the sale or maturity of investment securities were $0.8 million and $2.6 million, respectively. Cash proceeds from property disposals in 2011 and 2010 were $4.4 million and $0.6 million, respectively.

Cash provided by financing activities was $119.0 million in 2011. Cash used in financing activities was $152.6 million in 2010. Cash proceeds in 2011 and 2010 from long-term debt were $255.3 million and $1,253.4 million, respectively. Cash was used to repay long-term debt totaling $135.6 million and $2,155.9 million in 2011 and 2010, respectively. Cash proceeds in 2010 from the sale of common stock were $800.0 million. Cash was used to pay capitalized loan costs totaling $0.7 million and $50.0 million in 2011 and 2010, respectively.

Contractual obligations at March 27, 2011 were as follows:

	Payments Due by Period
Contractual Obligations(d)	Total	Less than One Year	One to Three Years	Three to Five Years	Greater than Five Years
	(In thousands)
Long-term debt(a)	$1,459,089	$62,021	$31,502	$865,104	$500,462
Interest(b)	490,105	104,654	182,953	101,829	100,669
Capital leases	1,614	275	388	388	563
Operating leases	46,452	20,286	22,216	3,903	47
Derivative liabilities	14,951	14,951	—	—	—
Purchase obligations(c)	277,454	276,806	648	—	—

Total	$2,289,665	$478,993	$237,707	$971,224	$601,741

(a)	Long-term debt includes an accreted discount of $3.6 million and excludes $40.3 million in letters of credit outstanding related to normal business transactions. In April 2011, the Company paid approximately $46.3 million of its 2010 excess cash flow toward the outstanding principal under the Term B loans. After giving effect to this prepayment and other prepayments of the Term B loans, the Term B loans must be repaid in 16 quarterly installments of approximately $3.9 million beginning on April 15, 2011, with the final installment due on December 28, 2014.
(b)	Interest expense in the table above assumes the continuation of interest rates and outstanding borrowings under our credit facilities as of March 27, 2011.
(c)	Includes agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction.
(d)	The total amount of PPC’s unrecognized tax benefits at March 27, 2011 was $66.7 million. We did not include this amount in the contractual obligations table above as reasonable estimates cannot be made at this time of the amounts or timing of future cash outflows.

Accounting Pronouncements

Information regarding accounting pronouncements we adopted during the current year is disclosed in “Note 1. Description of Business and Basis of Presentation” to the Consolidated Financial Statements included in the quarterly report.

Critical Accounting Policies

During the thirteen weeks ended March 27, 2011, (i) we did not change any of our existing critical accounting policies, (ii) no existing accounting policies became critical accounting policies because of an increase in the materiality of associated transactions or changes in the circumstances to which associated judgments and estimates relate and (iii) there were no significant changes in the manner in which critical accounting policies were applied or in which related judgments and estimates were developed.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Commodity Prices

We purchase certain commodities, primarily corn and soybean meal, for use as ingredients in the feed we consume in our live operations. As a result, our earnings are affected by changes in the price and availability of such feed ingredients. In the past, we have from time to time attempted to minimize our exposure to the changing price and availability of such feed ingredients using various techniques, including, but not limited to, executing purchase agreements with suppliers for future physical delivery of feed ingredients at established prices and purchasing or selling derivative financial instruments such as futures and options.

Market risk is estimated as a hypothetical 10.0% change in the weighted-average cost of our primary feed ingredients as of March 27, 2011. Based on our feed consumption during the thirteen weeks ended March 27, 2011, such a change would have resulted in a change to cost of sales of $80.3 million, excluding the impact of any feed ingredients derivative financial instruments in that period. A 10.0% change in ending feed ingredients inventories at March 27, 2011 would be $9.4 million, excluding any potential impact on the production costs of our chicken inventories.

The Company purchases derivative financial instruments, specifically exchange-traded futures and options, in an attempt to mitigate price risk related to its anticipated consumption of commodity inputs for periods of up to 12 months. As of March 27, 2011, the Company had long derivative positions in place covering 1.3% and 2.5% of anticipated corn and soybean meal needs, respectively, through March, 2012. A 10.0% change in corn and soybean meal prices on March 27, 2011 would have resulted in a $0.7 million change in the fair value of our net commodity derivative asset position as of that date.

Interest Rates

Our earnings are also affected by changes in interest rates due to the impact those changes have on our variable-rate debt instruments. We had variable-rate debt instruments representing approximately 42.6% of our total debt at March 27, 2011. Holding other variables constant, including levels of indebtedness, an increase in interest rates of 25 basis points would have increased our interest expense by $0.4 million for the thirteen weeks ended March 27, 2011. These amounts are determined by considering the impact of the hypothetical interest rates on our variable-rate debt at March 27, 2011.

Market risk for fixed-rate debt is estimated as the potential increase in fair value resulting from a hypothetical decrease in interest rates of 25 basis points. Using a discounted cash flow analysis, the market risk on fixed-rate debt totaled $24.2 million as of March 27, 2011. Our public debt is currently trading at a premium. Management expects that the fair value of our non-public fixed-rate debt has also increased, but cannot reliably estimate the fair value at this time.

Investments at March 27, 2011 were primarily comprised of corporate equity securities and both US corporate and municipal debt securities. Market risk related to our investments is not significant.

Foreign Currency

Our earnings are also affected by foreign currency exchange rate fluctuations related to the Mexican peso net monetary position of our Mexican subsidiaries. We manage this exposure primarily by attempting to minimize our Mexican peso net monetary position. We are also exposed to the effect of potential currency exchange rate fluctuations to the extent that amounts are repatriated from Mexico to the US. As of March 27, 2011, we anticipate that the cash flows of our Mexico subsidiaries will be reinvested in our Mexico operations. In addition, the Mexican peso exchange rate can directly and indirectly impact our financial condition and results of operations in several ways, including potential economic recession in Mexico because of devaluation of their currency. The impact on our financial position and results of operations resulting from a hypothetical change in the exchange rate between the US dollar and the Mexican peso cannot be reasonably estimated. Foreign currency exchange gains (losses), representing the change in the US dollar value of the net monetary assets of our Mexican subsidiaries denominated in Mexican pesos, were a gain of $2.7 million and a gain of $0.4 million in the thirteen weeks ended March 27, 2011 and March 28, 2010, respectively. The average exchange rates for the thirteen weeks ended March 27, 2011 and March 28, 2010 were 12.08 Mexican pesos to one US dollar and 12.82 Mexican pesos to one US dollar, respectively. No assurance can be given as to how future movements in the Mexican peso could affect our future financial condition or results of operations.

Quality of Investments

We and certain retirement plans that we sponsor invest in a variety of financial instruments. We have analyzed our portfolios of investments and, to the best of our knowledge, none of our investments, including money market funds units, commercial paper and municipal securities, have been downgraded, and neither we nor any fund in which we participate hold significant amounts of structured investment vehicles, auction rate securities, collateralized debt obligations, credit derivatives, hedge funds investments, fund of funds investments or perpetual preferred securities. Certain postretirement funds in which we participate hold significant amounts of mortgage-backed securities. However, none of the mortgages collateralizing these securities are considered subprime.

Forward Looking Statements

Certain written and oral statements made by our Company and subsidiaries of our Company may constitute “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995. This includes statements made herein, in our other filings with the SEC, in press releases, and in certain other oral and written presentations. Statements of our intentions, beliefs, expectations or predictions for the future, denoted by the words “anticipate,” “believe,” “estimate,” “expect,” “project,” “plan,” “imply,” “intend,” “foresee” and similar expressions, are forward-looking statements that reflect our current views about future events and are subject to risks, uncertainties and assumptions. Such risks, uncertainties and assumptions include the following:

•	Matters affecting the chicken industry generally, including fluctuations in the commodity prices of feed ingredients and chicken;

•	Actions and decisions of our creditors and other third parties with interests in our Chapter 11 proceedings;

•	Our ability to fully achieve all of the anticipated synergistic gains related to the purchase of 67.3% of our common stock by JBS USA within the time frames expected;

•	Our ability to obtain and maintain commercially reasonable terms with vendors and service providers;

•	Our ability to maintain contracts that are critical to our operations;

•	Our ability to retain management and other key individuals;

•

Certain of our reorganization and exit or disposal activities, including selling assets, idling facilities, reducing production and reducing workforce, resulted in reduced capacities and sales volumes and may have a disproportionate impact on our income relative to the cost savings;

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

•	Competitive factors and pricing pressures or the loss of one or more of our largest customers;

•	Currency exchange rate fluctuations, trade barriers, exchange controls, expropriation and other risks associated with foreign operations;

•	Our ability to re-open our idled facilities in the manner and on the time schedule planned due to, among other things, our dependence on commodity prices and economic conditions;

•	Disruptions in international markets and distribution channels; and

•	The impact of uncertainties of litigation as well as other risks described herein and under “Risk Factors” in our 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

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

As of March 27, 2011, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that information we are required to disclose in our reports filed with the Securities and Exchange Commission is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the evaluation described above, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, identified no change in the Company’s internal control over financial reporting that occurred during the thirteen weeks ended March 27, 2011 and that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Grower Claims and Proceedings

Ricky Arnold et al. v. Pilgrim’s Pride Corp., et al. On September 10, 2008, a lawsuit styled “Ricky Arnold, et al. v. Pilgrim’s Pride Corp., et al.” was filed against our Company and two of its representatives. In this lawsuit, filed in the Circuit Court of Van Buren County, Arkansas, nearly 100 contract poultry growers and their spouses assert claims of fraud and deceit, constructive fraud, fraud in the inducement, promissory estoppel, and violations of the Arkansas Livestock and Poultry Contract Protection Act relating to the idling of our Clinton, Arkansas processing plant. The total amount of damages sought by the contract poultry growers is unliquidated and unknown at this time. We filed a Notice of Suggestion of Bankruptcy. The Court has not issued an order in response to it. The plaintiffs filed proofs of claim in the Bankruptcy Court, and we filed objections to the proofs of claim. The plaintiffs in the Arnold case, and a number of other growers from the Clinton, Arkansas facility filed proofs of claim in the bankruptcy case. We anticipate that the Arnold case will be resolved as a part of the claim resolution process in the Bankruptcy Court. We express no opinion as to the likelihood of an unfavorable outcome or the amount or range of any possible loss to us.

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

Grower Proofs of Claim. Approximately 161 former independent contract broiler growers, their spouses and poultry farms filed proofs of claim against us relating to the idling of the Company’s El Dorado, Arkansas; Douglas, Georgia; Siler City and Sanford, North Carolina; and Athens, Alabama processing facilities. Eight of the growers also filed administrative claims against us. The growers’ claims include: (i) fraud; (ii) fraudulent inducement; (iii) violations of the Packers & Stockyards Act; (iv) breach of fiduciary duty; (v) promissory estoppel; (vi) equitable estoppel; (vii) restitution; and (viii) deceptive trade practices. The claims relate to the growers’ allegations that they were required to spend significant amounts improving their poultry farms in order to continue their contractual relationship with our Company and predecessor companies. On December 17, 2009, we filed objections to the proofs of claim and administrative claims. The parties have engaged in discovery. Since discovery commenced, we announced that we are reopening the Douglas, Georgia complex. Consequently, we circulated new poultry grower contracts with releases to those growers that own and/or operate poultry farms within or near Douglas, Georgia. Because numerous growers signed the poultry grower agreement that contained the release of their claims, approximately 133 of the 161 growers in this consolidated claims administration proceeding withdrew their proofs of claim and motions for administrative expense claims. There are currently approximately 48 growers in this proceeding. After engaging in discovery motion practice and a trial, the majority of the 48 growers’ claims were dismissed. The Company subsequently settled the remaining claims. But for the performance of certain conditions set forth in the settlement agreement, this matter is concluded.

Numerous former independent contract growers located in our Clinton, Arkansas complex filed proofs of claim against us relating to the Arnold litigation referenced above. The claims include: (i) fraud and deceit; (ii) constructive fraud; (iii) fraud in the inducement; (iv) promissory estoppel; (v) a request for declaratory relief; and (vi) violations of the Arkansas Livestock and Poultry Contract Protection Act, and relate to the growers’ allegations that they were required to spend significant amounts improving their poultry farms in order to continue their contractual relationship with our Company and predecessor companies prior to us idling our Clinton processing facility. Most of the growers in this consolidated claims administration proceeding were named plaintiffs in the case styled, “Ricky Arnold, et al. v. Pilgrim’s Pride Corporation, et al.” discussed above. On November 30, 2009, we filed objections to the proofs of claim. On August 2, 2010, we filed numerous motions for summary judgment requesting the Bankruptcy Court to dismiss each grower’s causes of action against our Company. In response to the dispositive motions, the growers conceded that their numerous fraud and statutory claims lacked merit; consequently, the parties recently submitted agreed orders dismissing these claims with prejudice. The sole remaining cause of action alleged by the growers against us is promissory estoppel. The hearing on our motions for summary judgment with respect to the promissory estoppel claims occurred on October 19, 2010. On December 15, 2010, the Bankruptcy Court granted the Company’s summary judgment motion on 106 of the 107 growers’ promissory estoppel claims. The Company settled with the grower whose claims were not dismissed for an immaterial amount. The growers whose claims were dismissed filed a notice of appeal with the district court. The Company intends to defend vigorously against the merits of the growers’ appeal. We express no opinion as to the likelihood of an unfavorable outcome or the amount or range of any possible loss to us.

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

On May 14, 2009, the Court consolidated the Acaldo and Howes cases and renamed the style of the case, “In re: Pilgrim’s Pride Corporation Securities Litigation.” On May 21, 2009, the Court granted the Pennsylvania Public Fund Group’s Motion for Appointment of Lead Plaintiff. Thereafter, on June 26, 2009, the lead plaintiff filed a Consolidated (and amended) Complaint. The Consolidated Complaint dismissed the Company and Clifford E. Butler as Defendants. In addition, the Consolidated Complaint added the following directors as Defendants: Charles L. Black, Key Coker, Blake D. Lovette, Vance C. Miller, James G. Vetter, Jr., Donald L. Wass, Linda Chavez, and Keith W. Hughes. The Consolidated Complaint alleges four causes of action: violations of Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder solely against Lonnie “Bo” Pilgrim, Clint Rivers, and Richard A. Cogdill (the “Officer Defendants”). Those claims assert that, during the Class Period of May 5, 2008 through October 28, 2008, the defendants, through various financial statements, press releases and conference calls, made material misstatements of fact and/or omitted to disclose material facts by purportedly failing to completely impair the goodwill associated with the Gold Kist acquisition. The Consolidated Complaint also asserts claims under Section 11 of the Securities Act of 1933 against all defendants, asserting that, statements made in a registration statement in connection with the May 14, 2008 secondary offering of our common stock were materially false and misleading for their failure to completely impair the goodwill associated with the Gold Kist acquisition. Finally, the Consolidated Complaint asserts a violation of Section 15 of the Securities Act of 1933 against the Officer Defendants only, claiming that the Officer Defendants were controlling persons of the Company and the other defendants in connection with the Section 11 violation. By the Consolidated Complaint, the lead plaintiff seeks certification of the Class, undisclosed damages, and costs and attorneys’ fees.

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

Tax Claims and Proceedings

The Internal Revenue Service (“IRS”) has filed an amended proof of claim in the Bankruptcy Court pursuant to which the IRS asserts claims that total $74.7 million. We have filed in the Bankruptcy Court (i) an objection to the IRS’ amended proof of claim and (ii) a motion requesting the Bankruptcy Court to determine our US federal tax liability pursuant to Sections 105 and 505 of the Bankruptcy Code. The objection and motion assert that the Company has no liability for the additional US federal taxes that have been asserted for pre-petition periods by the IRS. The IRS has responded in opposition to our objection and motion. On July 8, 2010, the Bankruptcy Court granted our unopposed motion requesting that the Bankruptcy Court abstain from determining our federal tax liability. As a result, we intend to work with the IRS through the normal processes and procedures that are available to all taxpayers outside of bankruptcy (including the United States Tax Court (“Tax Court”) proceedings discussed below) to resolve the IRS’ amended proof of claim.

In connection with the amended proof of claim, on May 26, 2010, we filed a petition in Tax Court in response to a Notice of Deficiency that was issued to the Company as the successor in interest to Gold Kist. The Notice of Deficiency and the Tax Court proceeding relate to a loss that Gold Kist claimed for its tax year ended June 30, 2004. The matter is currently in the early stages of litigation.

On August 10, 2010, we filed two petitions in Tax Court. The first petition relates to three Notices of Deficiency that were issued to us with respect to our 2003, 2005 and 2007 tax years. The second petition relates to a Notice of Deficiency that was issued to us with respect to Gold Kist’s tax year ended June 30, 2005 and its short tax year ended September 30, 2005. Both cases are currently in the early stages of litigation.

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

In addition to the other information set forth in this quarterly report, you should carefully consider the risks discussed in our 2010 Annual Report on Form 10-K, including under the heading “Item 1A. Risk Factors”, which, along with risks disclosed in this report, are all the risks we believe could materially affect the Company’s business, financial condition or future results. These risks are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition or future results.

ITEM 5.	OTHER INFORMATION

As previously announced, the Company filed voluntary Chapter 11 petitions on December 1, 2008 and emerged from bankruptcy on December 28, 2009. The Chapter 11 cases were being jointly administered under case number 08-45664. The Company has and intends to continue to post important information about the restructuring, including quarterly operating reports and other financial information required by the Bankruptcy Court, on the Company’s website www.pilgrims.com under the “Investors-Reorganization” caption. The quarterly operating reports are required to be filed with the Bankruptcy Court no later than the 20th day of the next calendar month immediately following the end of the fiscal quarter and will be posted on the Company’s website concurrently with being filed with the Bankruptcy Court. The Company intends to use its website as a means of complying with its disclosure obligations under SEC Regulation FD. Information is also available via the Company’s restructuring information line at (888) 830-4659.

The information contained on or accessible through the Company’s website shall not be deemed to be part of this quarterly report.

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

Additional long-term debt instruments are not filed since the total amount of those securities authorized under any such instrument does not exceed ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of such instruments to the SEC upon request.

10.1	Employment Agreement dated January 14, 2011 between the Company and William W. Lovette (incorporated by reference from Exhibit 10.1 of the Company’s Form 8-K filed on January 18, 2011).†

10.2	Restricted Share Agreement dated January 14, 2011 between the Company and William W. Lovette (incorporated by reference from Exhibit 10.2 of the Company’s Form 8-K filed on January 18, 2011).†

10.3	Amendment No. 2 to the Credit Agreement dated as of December 28, 2009, by and among the Company, To-Ricos, Ltd. and To-Ricos Distribution, Ltd., CoBank, ACB, as administrative agent, and the lenders party thereto.*

12	Ratio of Earnings to Fixed Charges for the thirteen weeks ended March 27, 2011 and March 28, 2010.*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Filed herewith.
**	Furnished herewith.
†	Represents a management contract or compensation plan arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PILGRIM’S PRIDE CORPORATION

/s/ Gary D. Tucker
Date: April 29, 2011	Gary D. Tucker
Principal Financial Officer

EXHIBIT INDEX

2.1	Agreement and Plan of Reorganization dated September 15, 1986, by and among Pilgrim’s Pride Corporation, a Texas corporation; Pilgrim’s Pride Corporation, a Delaware corporation; and Doris Pilgrim Julian, Aubrey Hal Pilgrim, Paulette Pilgrim Rolston, Evanne Pilgrim, Lonnie “Bo” Pilgrim, Lonnie Ken Pilgrim, Greta Pilgrim Owens and Patrick Wayne Pilgrim (incorporated by reference from Exhibit 2.1 to the Company’s Registration Statement on Form S-1 (No. 33-8805) effective November 14, 1986).

2.2	Agreement and Plan of Merger dated September 27, 2000 (incorporated by reference from Exhibit 2 of WLR Foods, Inc.’s Current Report on Form 8-K (No. 000-17060) dated September 28, 2000).

2.3	Agreement and Plan of Merger dated as of December 3, 2006, by and among the Company, Protein Acquisition Corporation, a wholly owned subsidiary of the Company, and Gold Kist Inc. (incorporated by reference from Exhibit 99.(D)(1) to Amendment No. 11 to the Company’s Tender Offer Statement on Schedule TO filed on December 5, 2006).

2.4	Stock Purchase Agreement by and between the Company and JBS USA Holdings, Inc., dated September 16, 2009 (incorporated by reference from Exhibit 2.1 of the Company’s Current Report on Form 8-K filed September 18, 2009).

2.5	Amendment No.1 to the Stock Purchase Agreement by and between the Company and JBS USA Holdings, Inc., dated December 28, 2009 (incorporated by reference from Exhibit 2.5 of the Company’s Annual Report on Form 10-K/A filed January 22, 2010).

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference from Exhibit 3.1 of the Company’s Form 8-A filed on December 28, 2009).

3.2	Amended and Restated Corporate Bylaws of the Company (incorporated by reference from Exhibit 3.2 of the Company’s Form 8-A filed on December 28, 2009).

4.1	Amended and Restated Certificate of Incorporation of the Company (included as Exhibit 3.1).

4.2	Amended and Restated Corporate Bylaws of the Company (included as Exhibit 3.2).

4.3	Stockholders Agreement dated December 28, 2009 between the Company and JBS USA Holdings, Inc. (incorporated by reference from Exhibit 4.1 to the Company’s Form 8-A filed on December 28, 2009).

4.4	Form of Common Stock Certificate (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 29, 2009).

4.5	Waiver to the Stockholders Agreement dated November 4, 2010 between JBS USA Holdings, Inc. and Pilgrim’s Pride Corporation (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 8, 2010).

4.6	Indenture dated as of December 14, 2010 among the Company, Pilgrim’s Pride Corporation of West Virginia, Inc. and The Bank of New York Mellon, as Trustee (incorporated by reference from Exhibit 4.1 of the Company’s Form 8-K filed on December 15, 2010).

4.7	Registration Rights Agreement dated December 14, 2010 among the Company and the representatives of the initial purchasers of the Senior 7.875% Note due 2018 (incorporated by reference from Exhibit 4.2 of the Company’s Form 8-K filed on December 15, 2010).

4.8	Form of Senior 7.875% Note due 2018 (incorporated by reference from Exhibit 4.3 of the Company’s Form 8-K filed on December 15, 2010).

4.9	Form of Guarantee (incorporated by reference from Exhibit 4.4 of the Company’s Form 8-K filed on December 15, 2010).

Additional long-term debt instruments are not filed since the total amount of those securities authorized under any such instrument does not exceed ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of such instruments to the SEC upon request.

10.1	Employment Agreement dated January 14, 2011 between the Company and William W. Lovette (incorporated by reference from Exhibit 10.1 of the Company’s Form 8-K filed on January 18, 2011).†

10.2	Restricted Share Agreement dated January 14, 2011 between the Company and William W. Lovette (incorporated by reference from Exhibit 10.2 of the Company’s Form 8-K filed on January 18, 2011).†

10.3	Amendment No. 2 to the Credit Agreement dated as of December 28, 2009, by and among the Company, To-Ricos, Ltd. and To-Ricos Distribution, Ltd., CoBank, ACB, as administrative agent, and the lenders party thereto.*

12	Ratio of Earnings to Fixed Charges for the thirteen weeks ended March 27, 2011 and March 28, 2010.*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Filed herewith.
**	Furnished herewith.
†	Represents a management contract or compensation plan arrangement.