Form 10-Q
period 2011-06-26
PILGRIMS PRIDE CORP
filed 2011-07-29
CIK 802481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2011

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

Number of shares outstanding of the issuer’s common stock, as of July 29, 2011, was 214,481,914, including 200,000 shares of restricted stock.

INDEX

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PILGRIM’S PRIDE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 26, 2011	December 26, 2010
	(In thousands)
Cash and cash equivalents	$34,564	$106,077
Restricted cash and cash equivalents	61,483	60,953
Investment in available-for-sale securities	824	1,554
Trade accounts and other receivables, less allowance for doubtful accounts	364,995	321,300
Account receivable from JBS USA, LLC	13,708	465
Inventories	967,067	1,029,254
Income taxes receivable	57,835	58,465
Current deferred tax assets	3,612	3,476
Prepaid expenses and other current assets	96,289	81,250
Assets held for sale	48,162	47,671

Total current assets	1,648,539	1,710,465

Investment in available-for-sale securities	12,224	11,595
Deferred tax assets	32,303	22,609
Other long-lived assets	64,804	67,143
Identified intangible assets, net	46,954	48,950
Property, plant and equipment, net	1,358,378	1,358,136

Total assets	$3,163,202	$3,218,898

Accounts payable	$335,009	$329,780
Account payable to JBS USA, LLC	13,073	7,212
Accrued expenses and other current liabilities	315,123	297,940
Income taxes payable	2,292	6,814
Current deferred tax liabilities	38,744	38,745
Current maturities of long-term debt	15,607	58,144

Total current liabilities	719,848	738,635

Long-term debt, less current maturities	1,448,280	1,281,160
Note payable to JBS USA Holdings, Inc.	50,000	—
Deferred tax liabilities	3,612	3,476
Other long-term liabilities	113,765	117,031

Total liabilities	2,335,505	2,140,302

Common stock	2,143	2,143
Additional paid-in capital	1,443,186	1,442,810
Accumulated deficit	(596,074)	(348,653)
Accumulated other comprehensive loss	(24,368)	(23,637)

Total Pilgrim’s Pride Corporation stockholders’ equity	824,887	1,072,663

Noncontrolling interest	2,810	5,933

Total stockholders’ equity	827,697	1,078,596

Total liabilities and stockholders’ equity	$3,163,202	$3,218,898

The accompanying notes are an integral part of these Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010
	(In thousands, except per share data)
Net sales	$1,922,690	$1,707,568	$3,815,166	$3,350,486
Cost of sales	1,968,918	1,575,077	3,914,504	3,165,976

Gross profit (loss)	(46,228)	132,491	(99,338)	184,510
Selling, general and administrative expense	52,478	63,718	106,144	112,319
Administrative restructuring charges, net	—	16,882	—	52,701

Operating income (loss)	(98,706)	51,891	(205,482)	19,490
Interest expense	27,426	26,115	54,933	54,535
Interest income	(278)	(627)	(988)	(1,174)
Miscellaneous, net	(1,392)	(4,504)	(5,198)	(6,829)

Income (loss) before reorganization items and income taxes	(124,462)	30,907	(254,229)	(27,042)
Reorganization items, net	—	(2,178)	—	18,541

Income (loss) before income taxes	(124,462)	33,085	(254,229)	(45,583)
Income tax expense (benefit)	3,470	(1,503)	(6,402)	(34,807)

Net income (loss)	(127,932)	34,588	(247,827)	(10,776)
Less: Net income attributable to noncontrolling interests	209	1,670	1,074	1,853

Net income (loss) attributable to Pilgrim’s Pride Corporation	$(128,141)	$32,918	$(248,901)	$(12,629)

Weighted average shares of common stock outstanding:
Basic	214,282	214,282	214,282	214,282
Diluted	214,282	214,282	214,282	214,282

Net income (loss) per share of common stock outstanding:
Basic	$(0.60)	$0.15	$(1.16)	$(0.06)
Diluted	$(0.60)	$0.15	$(1.16)	$(0.06)

The accompanying notes are an integral part of these Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010
	(In thousands)
Net income (loss)	$(127,932)	$34,588	$(247,827)	$(10,776)
Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale securities	$(243)	$66	(720)	$287
Tax effect(a)	—	(25)	—	(182)

Unrealized holding gains (losses) on available-for-sale securities, net of tax	(243)	41	(720)	105
Recognition in earnings of a previously unrecognized gain on a derivative instrument designated as a cash flow hedge	—	—	—	(4,085)
Tax effect(a)	—	—	—	1,520

Recognition in earnings of a previously unrecognized gain on a derivative instrument designated as a cash flow hedge, net of tax	—	—	—	(2,565)
Gains (losses) associated with pension and other postretirement benefits	27	69	(11)	9,427
Tax effect(a)	—	(26)	—	(3,584)

Gains (losses) associated with pension and other postretirement obligations, net of tax benefits, net of tax	27	43	(11)	5,843

Total other comprehensive income (loss), net of tax	(216)	84	(731)	3,383

Comprehensive income (loss)	(128,148)	34,672	(248,558)	(7,393)
Less: Comprehensive income attributable to noncontrolling interests	209	1,670	1,074	1,853

Comprehensive income (loss) attributable to Pilgrim’s Pride Corporation	$(128,357)	$33,002	$(249,632)	$(9,246)

(a)	For the thirteen weeks and twenty-six weeks ended June 26, 2011, no tax effect is reflected because the Company has recorded a valuation allowance against the deferred tax benefit.

The accompanying notes are an integral part of these Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Pilgrim’s Pride Corporation Stockholders
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount
	(In thousands)
Balance at December 26, 2010	214,282	$2,143	$1,442,810	$(348,653)	$(23,637)	$5,933	$1,078,596
Comprehensive loss:
Net income (loss)	—	—	—	(248,901)	—	1,074	(247,827)
Other comprehensive loss, net of tax:
Net unrealized holding losses on available-for-sale securities, net of tax	—	—	—	—	(720)	—	(720)
Losses associated with pension and other postretirement benefit obligations, net of tax	—	—	—	—	(11)	—	(11)

Total other comprehensive loss, net of tax							(731)

Total comprehensive loss							(248,558)

Share-based compensation	—	—	269	—	—	—	269
Other activity	—	—	107	1,480	—	(4,197)	(2,610)

Balance at June 26, 2011	214,282	$2,143	$1,443,186	$(596,074)	$(24,368)	$2,810	$827,697

Balance at December 27, 2009	77,141	$771	$648,583	$(435,794)	$(27,266)	$6,514	$192,808
Comprehensive loss:
Net income (loss)	—	—	—	(12,629)	—	1,853	(10,776)
Other comprehensive income (loss), net of tax:
Net unrealized holding gains on available-for-sale securities, net of tax	—	—	—	—	105	—	105
Recognition in earnings of a previously unrecognized gain on a derivative instrument designated as a cash flow hedge, net of tax	—	—	—	—	(2,565)	—	(2,565)
Gains associated with pension and other postretirement benefit obligations, net of tax	—	—	—	—	5,843	—	5,843

Total other comprehensive income, net of tax							3,383

Total comprehensive loss							(7,393)

Common stock issued	137,141	1,372	798,628	—	—	—	800,000
Other activity	—	—	—	2	—	(260)	(258)

Balance at June 27, 2010	214,282	$2,143	$1,447,211	$(448,421)	$(23,883)	$8,107	$985,157

The accompanying notes are an integral part of these Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Twenty-Six Weeks Ended
	June 26, 2011	June 27, 2010
	(In thousands)
Cash flows from operating activities:
Net loss	$(247,827)	$(10,776)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	103,075	117,473
Asset impairment	2,808	14,827
Noncash loss on early extinguishment of debt recognized as a reorganization item	—	13,654
Accretion of bond discount	225	—
Gain on property disposals	(342)	(69)
Share-based compensation	269	—
Deferred income tax benefit	(9,695)	(36,696)
Changes in operating assets and liabilities:
Restricted cash and cash equivalents	(530)	(14,931)
Trade accounts and other receivables	(55,676)	(18,121)
Inventories	64,748	(40,573)
Prepaid expenses and other current assets	(14,448)	(19,750)
Accounts payable, accrued expenses and other current liabilities	18,630	(167,935)
Income taxes	573	115,177
Deposits	2,180	34,976
Other operating assets and liabilities	(4,162)	(2,198)

Cash used in operating activities	(140,172)	(14,942)

Cash flows from investing activities:
Acquisitions of property, plant and equipment	(103,152)	(67,443)
Purchases of investment securities	(3,383)	(5,865)
Proceeds from sale or maturity of investment securities	2,634	5,122
Proceeds from property disposals	4,877	1,626

Cash used in investing activities	(99,024)	(66,560)

Cash flows from financing activities:
Proceeds from note payable to JBS USA	50,000	—
Proceeds from revolving line of credit and long-term borrowings	580,289	1,484,400
Payments on revolving line of credit, long-term borrowings and capital lease obligations	(455,931)	(2,351,640)
Proceeds from sale of common stock	—	800,000
Purchase of remaining interest in subsidiary	(2,504)	—
Payment of capitalized loan costs	(4,395)	(49,981)
Other financing activities	(106)	(241)

Cash provided by (used in) financing activities	167,353	(117,462)
Effect of exchange rate changes on cash and cash equivalents	330	(853)

Decrease in cash and cash equivalents	(71,513)	(199,817)
Cash and cash equivalents, beginning of period	106,077	236,300

Cash and cash equivalents, end of period	$34,564	$36,483

The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Consolidated Financial Statements

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the US for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the US Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the US for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments unless otherwise disclosed) considered necessary for a fair presentation have been included. Operating results for the thirteen and twenty-six weeks ended June 26, 2011 are not necessarily indicative of the results that may be expected for the year ending December 25, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 26, 2010.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Common Stock Equivalents

Due to the net losses incurred in the thirteen and twenty-six weeks ended June 26, 2011, the Company did not include 8,157 and 11,591 common stock equivalents, respectively, in the calculations of the denominators for net loss per diluted common share as these common stock equivalents would be anti-dilutive.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Upon exiting from bankruptcy, Pilgrim’s and certain of its subsidiaries entered into an exit credit facility that provided for an aggregate commitment of $1.75 billion (the “Exit Credit Facility”). The facility currently consists of a $700.0 million revolving credit facility maturing on December 28, 2014 and a $582.3 million Term B facility maturing on December 28, 2014. As of June 26, 2011, a principal amount of $380.0 million under the revolving loan commitment and a principal amount of $582.3 million under the Term B facility were outstanding.

Financial Reporting Considerations

The Company’s emergence from bankruptcy did not qualify for fresh start accounting because the reorganization value determined for the Company upon emergence exceeded post-petition liabilities and allowed claims. Reorganization value is the estimated fair value of the Company before considering liabilities and approximates the amount a willing buyer would pay for the assets of the Company immediately after the restructuring. To determine its reorganization value, the Company considered recent third-party valuations of its assets as well as the purchase price paid by JBS USA for 64.0% of the common stock of the reorganized Company. Management believes that the method used to determine the Company’s reorganization value was the most appropriate method under the circumstances because the Bankruptcy Court did not declare a reorganization value for the Company. The Company’s conclusion that it did not qualify for fresh start accounting was substantiated by the fact that (i) no liabilities were discounted in the plan of reorganization and (ii) the common stock of the reorganized Company traded at an average price of $8.40 per share on December 28, 2009, resulting in a market capitalization on 36.0% of the outstanding common stock of the reorganized Company of approximately $650.0 million and indicating that the investment community believed that the fair value of the Company’s assets exceeded its post-petition

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

liabilities and allowed claims on December 28, 2009. The acquisition of a controlling interest in the Company by JBS USA did not qualify for push-down accounting as JBS USA only purchased 64.0% of the common stock of the reorganized Company on December 28, 2009. Thus, the Company did not revalue its assets and liabilities because of either its emergence from bankruptcy or the purchase of 64.0% of the common stock of the reorganized Company by JBS USA.

From December 1, 2008 through March 28, 2010, the Company applied ASC Topic 852, Reorganizations, in preparing the Consolidated Financial Statements. ASC Topic 852 requires that the financial statements, for periods subsequent to a Chapter 11 filing, distinguish transactions and events that were directly associated with the reorganization from the ongoing operations of the business.

Beginning in December 2008, certain activities directly associated with the reorganization were approved by the Bankruptcy Court. These activities eliminated approximately 8,100 positions and resulted in net pre-tax charges totaling $138.5 million. Of these charges, we recognized $51.8 million of professional fees directly related to the reorganization, $25.0 million of finance costs related to various credit facilities, $14.1 million of incentive compensation costs and $62.9 million of other reorganization costs such as severance, other personnel costs and facility closure costs. We also recognized an aggregate net gain totaling $15.3 million on asset disposals directly associated with the reorganization. The cash-related portion of these reorganization costs totaled $133.7 million. Asset impairments and other noncash charges totaled $20.1 million. Proceeds received on asset disposals directly associated with the reorganization totaled $78.9 million.

During the thirteen weeks ended June 27, 2010, we recognized adjustments that reduced existing accrued reorganization cost balances totaling $2.2 million. Net reorganization costs totaling $18.5 million were recognized during the twenty-six weeks ended June 27, 2010. We did not incur reorganization items during the thirteen and twenty-six weeks ended June 26, 2011.

The following expenses, realized gains and provisions for losses that were realized or incurred in the bankruptcy proceedings were recorded in Reorganization items, net on the accompanying Consolidated Statement of Operations for the thirteen and twenty-six weeks ended June 27, 2010:

	Thirteen Weeks Ended June 27, 2010	Twenty-Six Weeks Ended June 27, 2010
	(In thousands)
Professional fees directly related to reorganization (a)	$(1,650)	$2,784
Finance costs related to various credit facilities(b)	—	13,654
Other costs(c)	(528)	2,103

Reorganization items, net	$(2,178)	$18,541

(a)	Professional fees directly related to reorganization included post-petition fees associated with advisors to Pilgrim’s and the six subsidiaries that filed bankruptcy petitions, the statutory committee of unsecured creditors and certain secured creditors.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(b)	For the twenty-six weeks ended June 27, 2010, Finance costs related to various credit facilities included (i) recognition of expenses totaling $17.8 million related to the elimination of unamortized loan costs associated with certain credit facilities and unsecured notes payable that were effectively extinguished on December 28, 2009 and (ii) recognition of a previously unrealized gain totaling $4.1 million related to a derivative instrument designated as a cash flow hedge against the interest rate charged on an unsecured note payable that was effectively extinguished on December 28, 2009.
(c)	Other costs included costs related to post-petition facilities closures.

Net cash outflow resulting from reorganization items during the twenty-six weeks ended June 27, 2010 totaled $29.9 million. This included payment of professional fees directly related to the reorganization totaling $15.7 million, payment of incentive compensation totaling $13.0 million that was contingent upon confirmation by the Bankruptcy Court of a plan of reorganization, severance payments of $0.7 million and net payment of facility closure costs totaling $0.5 million. These cash flows are included in Cash flows from operating activities on the Consolidated Statements of Cash Flows.

The Company did not record activity through the accrued reorganization cost accounts during the twenty-six weeks ended June 26, 2011. The following table sets forth activity that was recorded through the Company’s accrued reorganization cost accounts during the twenty-six weeks ended June 27, 2010:

	Accrued Professional Fees	Accrued Incentive Compensation	Accrued Other Costs	Total
	(In thousands)
Balance at December 27, 2009	$14,125	$13,024	$745	$27,894
Accruals	4,434	—	2	4,436
Payment /Disposal	(15,680)	(12,913)	(686)	(29,279)
Adjustments	(1,650)	(111)	(55)	(1,816)

Balance at June 27, 2010	$1,229	$—	$6	$1,235

The Company has resolved a majority of the claims filed against it through settlement or by Bankruptcy Court order. The claims resolution process continues for the remaining unresolved claims and will continue until all claims are concluded. Unpaid amounts related to unresolved claims are classified in Accrued expenses and other current liabilities on the Consolidated Balance Sheets. During the twenty-six weeks ended June 26, 2011, the Company paid creditors approximately $0.4 million to settle allowed claim amounts and interest accrued on those claim amounts. As of June 26, 2011, the following pre-petition obligations relating to claims not subject to litigation remain outstanding:

In thousands
Trade claims	$313
Interest accrued on unpaid claims	41

Total pre-petition obligations	$354

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company is also the named defendant in several pre-petition lawsuits that, as of June 26, 2011, have not been resolved. Additional information regarding these lawsuits is included in “Note 16. Commitments and Contingencies.”

3. EXIT OR DISPOSAL ACTIVITIES

In February 2008, the Company’s Board of Directors approved certain exit or disposal activities as part of a plan to rationalize both our manufacturing and distribution footprints and to eliminate administrative redundancies in an effort to curtail losses resulting from record-high feed ingredient costs and an oversupply of chicken in the US. Beginning in January 2010, Company management implemented certain additional exit or disposal activities to integrate the administrative functions of the Company into those of JBS USA. These two exit or disposal activities eliminated a total of approximately 5,100 positions and resulted in net pre-tax charges totaling $130.9 million. Of these charges, we recognized $48.3 million of severance and other personnel costs, $37.5 million of asset impairments, $30.2 million in losses related to the sale of unneeded eggs and the depletion of unneeded flocks, $4.0 million of grower compensation, $2.0 million of lease continuation costs, $2.1 million in losses related to scrapped inventory and $6.8 million in other restructuring costs. All exit or disposal costs related to these activities, with the exception of costs or losses related to asset impairments, sales of unneeded eggs, depletion of unneeded flocks and scrapped inventory, resulted in cash expenditures or will result in cash expenditures within one year. The cash-related portion of these exit or disposal costs totaled $53.7 million.

Results of operations for the thirteen weeks ended June 26, 2011 and June 27, 2010 included exit or disposal costs totaling $0.2 million and $2.1 million, respectively. Results of operations for the thirteen weeks ended June 26, 2011 and June 27, 2010 also included adjustments totaling $0.1 million and $1.0 million, respectively, which reduced accrued costs. Adjustments recognized in the thirteen weeks ended June 26, 2011 and June 27, 2010 included the elimination of accrued severance in excess of actual severance costs incurred during the exit or disposal period.

Results of operations for the twenty-six weeks ended June 26, 2011 and June 27, 2010 included exit or disposal costs totaling $1.3 million and $37.9 million, respectively. Results of operations for the twenty-six weeks ended June 26, 2011 and June 27, 2010 also included adjustments totaling $0.7 million and $1.0 million, respectively, which reduced accrued costs. Adjustments recognized in the twenty-six weeks ended June 26, 2011 and June 27, 2010 included the elimination of accrued severance in excess of actual severance costs incurred during the exit or disposal period. During the twenty-six weeks ended June 27, 2010, we also recognized an adjustment for the assumption of a lease obligation related to a closed office building by an outside party.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth activity that was recorded through the Company’s accrued exit or disposal cost accounts during the twenty-six weeks ended June 26, 2011 and June 27, 2010:

	Accrued Severance	Accrued Lease Obligation	Accrued Grower Pay	Accrued Other Exit or Disposal Costs	Accrued Inventory Charges	Total
	(In thousands)
Balance at December 26, 2010	$4,150	$—	$—	$—	$793	$4,943
Accruals	1,290	—	—	—	—	1,290
Payment /Disposal	(3,864)	—	—	—	—	(3,864)
Adjustments	(674)	—	—	—	—	(674)

Balance at June 26, 2011	$902	$—	$—	$—	$793	$1,695

Balance at December 27, 2009	$516	$20	$3,615	$—	$1,903	$6,054
Accruals	25,883	—	—	9,870	2,118	37,871
Payment /Disposal	(23,074)	—	(1,055)	—	(2,649)	(26,778)
Adjustments	(2)	(20)	(909)	—	—	(931)

Balance at June 27, 2010	$3,323	$—	$1,651	$9,870	$1,372	$16,216

Net exit or disposal costs totaling $0.1 million and $0.6 million were recognized during the thirteen and twenty-six weeks ended June 26, 2011, respectively, and were recorded in either Cost of sales or Selling, general and administrative expense on the accompanying Consolidated Statements of Operations. Net exit or disposal costs recognized during the thirteen and twenty-six weeks ended June 27, 2010 were classified as Administrative restructuring charges, a component of operating income below gross profit, on the accompanying Consolidated Statements of Operations because management believed these costs were not directly related to the Company’s ongoing production. Components of administrative restructuring charges recognized during the thirteen and twenty-six weeks ended June 27, 2010 are summarized below:

	Thirteen Weeks Ended June 27, 2010	Twenty-Six Weeks Ended June 27, 2010
	(In thousands)
Accrued severance provision	$2,055	$25,887
Accrued other exit or disposal cost provisions	—	9,869
Accrued inventory charges	—	2,118
Asset impairments (See “Note 8. Property, Plant and Equipment”)	14,827	14,827

Total administrative restructuring charges	$16,882	$52,701

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

4. FAIR VALUE MEASUREMENT

The asset (liability) amounts recorded in the Consolidated Balance Sheets (carrying amounts) and the estimated fair values of financial instruments at June 26, 2011 and December 26, 2010 consisted of the following:

	June 26, 2011		December 26, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Note Reference
	(In thousands)
Cash and cash equivalents	$34,564	$34,564	$106,077	$106,077
Short-term restricted cash and cash equivalents(a)	61,483	61,483	60,953	60,953
Short-term investments in available-for-sale securities	824	824	1,554	1,554	7
Trade accounts and other receivables	364,995	364,995	321,300	321,300	5
Account receivable from JBS USA, LLC	13,708	13,708	465	465	5
Derivative trading accounts margin cash(b)	39,110	39,110	4,528	4,528
Commodity derivative assets(b):					8
Futures	1,204	1,204	32,962	32,962
Options	8,164	8,164	399	399
Long-term investments in available-for-sale securities	12,224	12,224	11,595	11,595	7
Long-term restricted cash and cash equivalents(c)	5,000	5,000	5,000	5,000
Accounts payable and Accrued expenses and other current liabilites(d)	(617,710)	(617,710)	(611,333)	(611,333)	10
Account payable to JBS USA, LLC	(13,073)	(13,073)	(7,212)	(7,212)	15
Commodity derivative liabilities(e):					8
Futures	(32,405)	(32,405)	(8,497)	(8,497)
Options	(17)	(17)	(7,890)	(7,890)
Long-term debt and other borrowing arrangements(f)	(1,463,887)	(1,531,212)	(1,339,304)	(1,355,135)	11
Note payable to JBS USA Holdings	(50,000)	(50,667)	—	—	11

(a)	Cash held by the Company’s captive insurance subsidiaries is restricted as to use because it collateralizes certain insurance obligations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(b)	Derivative trading accounts margin cash and commodity derivative assets are included in Prepaid expenses and other current assets on the Consolidated Balance Sheets.
(c)	Long-term restricted cash and cash equivalents are included in Other long-lived assets on the Consolidated Balance Sheets.
(d)	Accounts payable and Accrued expenses and other current liabilities presented above excludes commodity derivative liabilities.
(e)	Commodity derivative liabilities are included in Accrued expenses on the Consolidated Balance Sheets.
(f)	The fair values of the Company’s long-term debt and other borrowing arrangements were estimated by calculating the net present value of future payments for each debt obligation or borrowing discounted using the US Treasury interest rate applicable for an instrument with a life similar to the remaining life of each debt obligation or borrowing plus the same interest rate spread applied to each debt obligation or borrowing at inception.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of June 26, 2011, the Company held certain items that are required to be measured at fair value on a recurring basis. These included cash and cash equivalents, derivative assets and liabilities, short-term investments in available-for-sale securities and long-term investments in available-for-sale securities. Cash equivalents consist of short-term, highly liquid, income-producing investments such as money market funds and other funds that have maturities of 90 days or less. Derivative assets and liabilities consist of long and short positions on both exchange-traded commodity futures and commodity options as well as margin cash on account with the Company’s derivatives brokers. Short-term investments in available-for-sale securities consist of short-term, highly liquid, income-producing investments such as municipal debt securities that have maturities of greater than 90 days but less than one year. Long-term investments in available-for-sale securities consist of income-producing investments such as municipal debt securities, corporate debt securities, equity securities and fund-of-funds units that have maturities of greater than one year.

The following items were measured at fair value on a recurring basis at June 26, 2011:

	Level 1	Level 2	Level 3	Total
	(In thousands)
Cash and cash equivalents	$34,564	$—	$—	$34,564
Short-term restricted cash and cash equivalents	61,483	—	—	61,483
Short-term investments in available-for-sale securities	—	824	—	824
Derivative trading accounts margin cash	39,110	—	—	39,110
Commodity derivative assets:
Futures	1,204	—	—	1,204
Options	—	8,164	—	8,164
Long-term investments in available-for-sale securities	7,062	3,921	1,241	12,224
Long-term restricted cash and cash equivalents	5,000	—	—	5,000
Commodity derivative liabilities:
Futures	(32,405)	—	—	(32,405)
Options	—	(17)	—	(17)

Financial assets and liabilities classified in Level 1 at June 26, 2011 include cash and cash equivalents, restricted cash and cash equivalents, equity securities and commodity futures derivative instruments traded in active markets. The valuation of these instruments is determined using a market approach, taking into account current interest rates, creditworthiness, and liquidity risks in relation to current market conditions, and is based upon unadjusted quoted prices for identical assets in active markets. The valuation of financial assets and liabilities in Level 2 is determined using a market approach based upon quoted prices for similar assets and liabilities in active markets or other inputs that are observable for substantially the full term of the financial instrument. Level 2 securities primarily include fixed income securities and commodity option derivative instruments. The valuation of financial assets in Level 3 is determined using an income approach based on unobservable inputs such as discounted cash flow models or valuations. The Company’s sole Level 3 financial asset at June 26, 2011 was a fund of funds investment.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents activity for the twenty-six weeks ended June 26, 2011 and June 27, 2010, respectively, related to the Company’s investment in a fund of funds asset that is measured at fair value on a recurring basis using Level 3 inputs:

	Twenty-Six Weeks Ended
	June 26, 2011	June 27, 2010
	(In thousands)
Balance at beginning of period	$1,190	$1,116
Included in other comprehensive income	51	23

Balance at end of period	$1,241	$1,139

5. TRADE ACCOUNTS AND OTHER RECEIVABLES

Trade accounts and other receivables, less allowance for doubtful accounts, consisted of the following:

	June 26, 2011	December 26, 2010
	(In thousands)
Trade accounts receivable	$360,620	$318,008
Account receivable from JBS USA, LLC	13,708	465
Other receivables	9,932	9,355

Receivables, gross	384,260	327,828
Allowance for doubtful accounts	(5,557)	(6,063)

Receivables, net	$378,703	$321,765

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. INVENTORIES

Inventories consisted of the following:

	June 26, 2011	December 26, 2010
	(In thousands)
Chicken:
Live chicken and hens	$397,573	$348,700
Feed, eggs and other	226,640	221,939
Finished chicken products	322,303	440,458

Total chicken inventories	946,516	1,011,097

Other products:
Commercial feed, table eggs and other	14,419	12,355
Distribution inventories (other than chicken products)	6,132	5,802

Total other products inventories	20,551	18,157

Total inventories	$967,067	$1,029,254

Inventories included a lower-of-cost-or-market allowance of $2.5 million at December 26, 2010. There was no lower-of-cost-or-market allowance at June 26, 2011.

7. INVESTMENTS IN SECURITIES

We recognize investments in available-for-sale securities as cash equivalents, current investments or long-term investments depending upon each security’s length to maturity. Additionally, those securities identified by management at the time of purchase for funding operations in less than one year are classified as current. The following table summarizes our investments in available-for-sale securities:

	June 26, 2011		December 26, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Cash equivalents:
Fixed income securities	$701	$718	$50	$51
Other	60,765	60,765	60,902	60,952

Short-term investments:
Fixed income securities	$806	$824	$1,518	$1,554

Long-term investments:
Fixed income securities	$3,720	$3,921	$3,285	$3,452
Equity securities	6,008	7,062	5,884	6,953
Other	1,300	1,241	1,300	1,190

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Maturities for the Company’s investments in fixed income securities as of June 26, 2011 were as follows:

	Amount	Percent
	(In thousands)
Matures in less than one year	$1,542	28%
Matures between one and two years	1,074	20%
Matures between two and five years	1,759	32%
Matures in excess of five years	1,088	20%

	$5,463	100%

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

Certain investments are held in trust as compensating balance arrangements for our insurance liability and are classified as either restricted cash and cash equivalents, current investments or long-term investments based on a date of maturity and management’s intention for use of such assets.

8. DERIVATIVE FINANCIAL INSTRUMENTS

The Company utilizes various raw materials in its operations, including corn, soybean meal, soybean oil and energy, such as natural gas, electricity and diesel fuel, which are all considered commodities. The Company considers these raw materials generally available from a number of different sources and believes it can obtain them to meet its requirements. These commodities are subject to price fluctuations and related price risk due to factors beyond our control, such as economic and political conditions, supply and demand, weather, governmental regulation and other circumstances. Generally, the Company purchases derivative financial instruments, specifically exchange-traded futures and options, in an attempt to mitigate price risk related to its anticipated consumption of commodity inputs for periods of up to 12 months. The Company may purchase longer-term derivative financial instruments on particular commodities if deemed appropriate. The fair value of derivative assets is included in the line item Prepaid expenses and other current assets on the Consolidated Balance Sheets while the fair value of derivative liabilities is included in the line item Accrued expenses and other current liabilities on the same statements. Our counterparties require that we post cash collateral for changes in the net fair value of the derivative contracts.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We have not designated the derivative financial instruments that we have purchased to mitigate commodity purchase exposures as cash flow hedges. Therefore, we recognized changes in the fair value of these derivative financial instruments immediately in earnings. Gains or losses related to these derivative financial instruments are included in the line item Cost of sales in the Consolidated Statements of Operations. The Company recognized net losses of $5.7 million and net gains of $26.3 million, respectively, related to changes in the fair value of its derivative financial instruments during the thirteen and twenty-six weeks ended June 26, 2011. The Company recognized $2.4 million in net gains and $9.0 million in net losses, respectively, related to changes in the fair value of its derivative financial instruments during the thirteen and twenty-six weeks ended June 27, 2010.

Information regarding the Company’s outstanding derivative instruments and cash collateral posted with brokers is included in the following table:

	June 26, 2011	December 26, 2010
	(Fair values in thousands)
Fair values:
Commodity derivative assets	9,368	$33,361
Commodity derivative liabilities	(32,422)	(16,387)
Cash collateral posted with brokers	39,110	4,528
Derivatives Coverage(a):
Corn	15.6%	13.8%
Soybean meal	2.7%	8.7%
Period through which stated percent of needs are covered:
Corn	July 2012	December 2011
Soybean meal	May 2012	December 2011

Written put options outstanding(b):
Fair value	$(17)	$7,890
Number of contracts:
Corn	80	6,775
Soybean meal	—	750
Expiration dates	December 2011	May 2011 through December 2011

Short positions on outstanding futures derivative instruments (b):
Fair value	$1,178	$8,497
Number of contracts:
Corn	352	2,805
Soybean meal	5	692

(a)	Derivatives coverage is the percent of anticipated corn and soybean meal needs covered by outstanding derivative instruments through a specified date.
(b)	A written put option is an option that the Company has sold that grants the holder the right, but not the obligation, to sell the underlying asset at a certain price for a specified period of time. When the Company takes a short position on a futures derivative instrument, it agrees to sell the underlying asset in the future at a price established on the contract date. The Company writes put options and takes short positions on futures derivative instruments to minimize the impact of feed ingredients price volatility on its operating results.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On December 28, 2009, the Company recognized in earnings a previously unrealized gain totaling $4.1 million on a derivative instrument designated as a cash flow hedge against the interest rate charged on an unsecured note payable that was effectively extinguished on December 28, 2009. This gain was included in the line item Reorganization items, net in the Consolidated Statement of Operations for the twenty-six weeks ended June 27, 2010.

9. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment (“PP&E”), net consisted of the following:

	June 26, 2011	December 26, 2010
	(In thousands)
Land	$80,224	$81,212
Buildings	1,090,722	1,091,004
Machinery and equipment	1,437,865	1,414,718
Autos and trucks	61,203	57,441
Construction-in-progress	145,355	96,442

PP&E, gross	2,815,369	2,740,817
Accumulated depreciation	(1,456,991)	(1,382,681)

PP&E, net	$1,358,378	$1,358,136

The Company recognized depreciation expense of $48.2 million and $54.2 million during the thirteen weeks ended June 26, 2011 and June 27, 2010, respectively and $95.1 million and $106.8 million during the twenty-six weeks ended June 26, 2011 and June 27, 2010, respectively.

During the thirteen and twenty-six weeks ended June 26, 2011, the Company sold certain PP&E for cash of $0.5 million and $4.9 million and recognized net losses on these sales of $0.8 million and net gains of $0.3 million during the thirteen and twenty-six weeks ended June 26, 2011, respectively. PP&E sold in 2011 included an idled feed mill in Georgia, various broiler and breeder farms in Texas, vacant land in Texas and miscellaneous processing equipment. During the thirteen and twenty-six weeks ended June 27, 2010, the Company sold certain PP&E for cash of $0.6 million and $1.6 million and recognized net gains on these sales of $0.2 million and $0.1 million, respectively. PP&E sold in 2010 included a broiler farm and miscellaneous equipment.

Management has committed to the sale of certain properties and related assets, including, but not limited to, processing plants, office buildings and farms, which no longer fit into the operating plans of the Company. The Company is actively marketing these properties and related assets for immediate sale and believes a sale of each property can be consummated within the next 12 months. At June 26, 2011 and December 26, 2010, the Company reported properties and related assets totaling $48.2 million and $47.7 million, respectively, in Assets held for sale on its Consolidated Balance Sheets. For both the thirteen and twenty-six weeks ended June 26, 2011, the Company recognized impairment expense of $2.8 million on certain of these assets based on purchase offers received from outside parties and accepted by the Company.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As part of the Chapter 11 reorganization activities discussed in “Note 2. Chapter 11 Proceedings” and the exit or disposal activities discussed in “Note 3. Exit or Disposal Activities,” the Company closed or idled various processing complexes, processing plants, hatcheries and broiler farms throughout the US. Neither the Board of Directors nor JBS USA has determined if it would be in the best interest of the Company to divest any of these idled assets. Management is therefore not certain that it can or will divest any of these assets within one year, is not actively marketing these assets and, accordingly, has not classified them as assets held for sale. The Company continues to depreciate these assets. At June 26, 2011, the carrying amount of these idled assets was $72.7 million based on depreciable value of $163.1 million and accumulated depreciation of $90.4 million. We reopened an idled processing plant in Douglas, Georgia in January 2011. We anticipate that this plant will be operating at full capacity by the second quarter of 2012.

The Company last formally estimated the fair values of its assets held for sale and idled assets during the thirteen weeks ended December 26, 2010. Most of the production-related assets were valued at their highest and best use—as operating chicken processing facilities. A selected few of the production-related assets and the office buildings held for sale were valued as empty facilities. Management does not believe that the aggregate carrying amount of the assets held for sale or the idled assets is significantly impaired at the present time. However, should the carrying amounts of these assets consistently exceed future purchase offers received, if any, recognition of impairment charges could become necessary. Further, if chicken prices and feed ingredient prices fail to improve relative to current levels, the Company’s ability to recover the carrying value of its operating assets, including its property, plant and equipment and identified intangible assets could be materially jeopardized. At the present time, the Company’s forecasts indicate that it can recover the carrying value of its operating assets, including its property, plant and equipment and identified intangible assets, based on the projected cash flows of the operations.

Subsequent to the date of the Consolidated Balance Sheets, the Company signed a listing agreement to market for sale an idled processing facility in Franconia, Pennsylvania. The carrying amount of the processing facility and related assets at June 26, 2011 was $8.2 million.

Subsequent to the balance sheet date, the Company developed and announced plans to close its Dallas, Texas processing facility. The Company will impair the carrying amount of the processing facility’s land and buildings as well as the carrying amount of certain breeder farms that currently supply the processing facility by approximately $9.1 million during the third quarter of 2011. The Company also expects to incur closing costs totaling $16.6 million and to write off related breeder hen inventories of $3.0 million in the third quarter of 2011.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10. CURRENT LIABILITIES

Current liabilities, other than income taxes and current maturities of long-term debt, consisted of the following components:

	June 26, 2011	December 26, 2010
	(In thousands)
Accounts payable:
Trade accounts	$276,558	$247,500
Unfunded payments	56,939	80,393
Other payables	1,512	1,887

	335,009	329,780
Account payable to JBS USA, LLC	13,073	7,212

Accrued expenses and other current liabilities:
Compensation and benefits	87,813	108,639
Interest and debt-related fees	11,793	12,624
Insurance and self-insured claims	88,294	83,648
Commodity derivative liabilities:
Futures	32,405	8,497
Options	17	7,890
Other accrued expenses	94,447	76,296
Pre-petition obligations	354	346

	315,123	297,940

	$663,205	$634,932

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11. LONG-TERM DEBT AND OTHER BORROWING ARRANGEMENTS

Long-term debt and other borrowing arrangements consisted of the following components:

	Maturity	June 26, 2011	December 26, 2010
		(In thousands)
Senior notes, at 7 7/8%, net of unaccreted discount	2018	$496,618	$496,393
The Exit Credit Facility with one term note payable at 4.6875% and one term note payable at 9.00%	2012- 2014	582,337	632,500
The Exit Credit Facility with one revolving note payable on which the Company had funds borrowed at 4.2368%	2012	380,000	205,300
ING Credit Agreement (defined below) with notes payable at LIBOR plus 1.65% to LIBOR plus 3.125%	2011	—	—
JBS USA Holdings Subordinated Loan Agreement with one term note payable at 9.845%	2015	50,000	—
Other	Various	4,932	5,111

Long-term debt		1,513,887	1,339,304
Less: Current maturities of long-term debt		(15,607)	(58,144)

Long-term debt, less current maturities		$1,498,280	$1,281,160

Senior and Subordinated Notes

On December 15, 2010, the Company closed on the sale of $500.0 million of 7 7/8% Senior Notes due in 2018 (the “2018 Notes”). The 2018 Notes are unsecured obligations of the Company and are guaranteed by one of the Company’s subsidiaries. Interest is payable on December 15 and June 15 of each year, commencing on June 15, 2011. Additionally, we have an aggregate principal balance of $3.9 million of 7 5/8% senior unsecured notes, 8 3/8% senior subordinated unsecured notes and 9 1/4% senior unsecured notes outstanding at June 26, 2011.

On June 23, 2011, the Company entered into the Subordinated Loan Agreement with JBS USA (the “Subordinated Loan Agreement”), which provided an aggregate commitment of $100.0 million. On June 23, 2011, JBS USA made a term loan to the Company in the principal amount of $50.0 million. In addition, JBS USA agreed to make an additional one-time term loan in the principal amount of $50.0 million if the Company’s availability under the revolving loan commitment in the Exit Credit Facility is less than $200.0 million. The commitment, under the Subordinated Loan Agreement, will terminate on the earlier to occur of (i) the date on which all amounts owing under the Exit Credit Facility are due and payable in accordance with its terms or (ii) June 27, 2015. Loans under the Subordinated Loan Agreement mature on June 28, 2015.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

On June 26, 2011, a principal amount of $582.3 million under the Term B loans commitment and $380.0 million under the revolving loan commitment were outstanding. On December 28, 2009, the Company paid loan costs totaling $50.0 million related to the Exit Credit Facility that it recognized as an asset on its balance sheet. The Company amortizes these capitalized costs to expense over the life of the Exit Credit Facility.

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

Actual borrowings by the Company under the revolving credit commitment component of the Exit Credit Facility are subject to a borrowing base, which is a formula based on certain eligible inventory, eligible receivables and restricted cash under the control of CoBank ACB, as administrative agent under the Exit Credit Facility. As of June 26, 2011, the applicable borrowing base was $700.0 million, the amount available for borrowing under the revolving loan commitment was $279.8 million and outstanding borrowings and letters of credit under the revolving loan commitment were $380.0 million and $40.2 million, respectively.

Under the Exit Credit Facility, JBS USA, the Company’s majority stockholder, or its affiliates may make loans to the Company on a subordinated basis on terms reasonably satisfactory to the agents under the Exit Credit Facility and up to $200.0 million of such subordinated indebtedness may be included in the calculation of EBITDA (as defined in the Exit Credit Facility).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

On June 23, 2011, the Company entered into an amendment to the Exit Credit Facility, which, among other things, temporarily suspended the requirement for the Company to comply with the fixed charge coverage ratio and senior secured leverage ratio financial covenants until September 23, 2012 and modified the consolidated tangible net worth financial covenant. The Company is currently in compliance with the required tangible net worth covenant. However, if chicken prices and feed ingredient prices fail to improve relative to current levels, the Company’s ability to maintain compliance with this financial covenant could be materially jeopardized.

ING Credit Agreement

On September 25, 2006, Avícola Pilgrim’s Pride de México, S. de R.L. de C.V., a wholly owned subsidiary of the Company, entered into a secured revolving credit agreement (the “ING Credit Agreement”) with ING Capital, LLC, as agent and the lenders party thereto. The ING Credit Agreement has a final maturity date of September 25, 2011 and a revolving commitment of 557.4 million Mexican pesos, a US dollar-equivalent $46.8 million at June 26, 2011. There were no outstanding borrowings under the ING Credit Agreement at June 26, 2011.

12. INCOME TAXES

The Company recorded an income tax benefit of $6.4 million, a 2.5% effective tax rate, for the twenty-six weeks ended June 26, 2011, compared to an income tax benefit of $34.8 million, a 76.4% effective tax rate, for the twenty-six weeks ended June 27, 2010. The income tax benefit recognized for the twenty-six weeks ended June 26, 2011 was primarily the result of the tax benefit recorded on the Company’s year-to-date loss that is expected to be realized, partially offset by tax expense for items originating in the prior year.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income and tax-planning strategies in making this assessment. As of June 26, 2011, the Company does not believe it has sufficient positive evidence to conclude that realization of its federal, state and foreign deferred tax assets is more likely than not to be realized.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

With few exceptions, the Company is no longer subject to US federal, state or local income tax examinations for years prior to 2003 and is no longer subject to Mexico income tax examination for years prior to 2006. The Company continues to be under examination for Gold Kist and its subsidiaries for the tax years ended June 30, 2004 through December 27, 2006. The Company is still currently working with the Internal Revenue Service (“IRS”) through the normal processes and procedures to resolve the IRS’ proofs of claim. There has been no significant change in the resolution of the IRS’ claim since December 26, 2010. See “Note 16. Commitments and Contingencies” for additional information.

13. PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company sponsors programs that provide retirement benefits to most of its employees. These programs include qualified defined benefit pension plans, nonqualified defined benefit retirement plans, a defined benefit postretirement life insurance plan, defined contribution retirement savings plans and deferred compensation plans. Under all of our retirement plans, the Company’s expenses were $3.0 million and $4.8 million in the thirteen weeks ended June 26, 2011 and June 27, 2010, respectively, and $5.3 million and $7.1 million in the twenty-six weeks ended June 26, 2011 and June 27, 2010, respectively.

The following table provides the components of net periodic benefit cost for the defined benefit plans mentioned above:

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	June 26, 2011		June 27, 2010		June 26, 2011		June 27, 2010
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)				(In thousands)
Service cost	$47	$—	$396	$—	$99	$—	$502	$—
Interest cost	2,211	30	8,269	28	4,676	64	10,477	56
Estimated return on plan assets	(1,665)	—	(5,486)	—	(3,521)	—	(6,951)	—
Amortization of prior service cost	26	—	254	—	54	—	322	—
Amortization of net loss	1	—	7	—	2	—	9	—

Net periodic benefit cost	$620	$30	$3,440	$28	$1,310	$64	$4,359	$56

During the twenty-six weeks ended June 26, 2011, the Company contributed $3.1 million to its defined benefit plans. Subsequent to June 26, 2011, the Company contributed $1.4 million to its defined benefit plans.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

14. INCENTIVE COMPENSATION PLANS

The Company granted 200,000 restricted shares of its common stock to William W. Lovette, the Company’s Chief Executive Officer, effective January 14, 2011 in connection with the employment agreement with Mr. Lovette. Fifty percent of these shares will vest on January 3, 2013 and the remaining shares will vest on January 3, 2014, subject to Mr. Lovette’s continued employment with the Company through the applicable vesting date. The $1.4 million fair value of the shares as of the grant date was determined by multiplying the number of shares granted by the closing market price of the Company’s common stock on the grant date. Assuming no forfeiture of shares, the Company will recognize share-based compensation expense of $0.7 million ratably from January 14, 2011 to January 3, 2013. The Company will also recognize share-based compensation expense of $0.7 million ratably from January 14, 2011 to January 3, 2014. During the thirteen and twenty-six weeks ended June 26, 2011, the Company recognized share-based compensation expense totaling $0.2 million and $0.3 million, respectively.

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

15. RELATED PARTY TRANSACTIONS

On December 28, 2009, JBS USA became the holder of the majority of the common stock of the Company. Lonnie A. “Bo” Pilgrim, an original partner in the Company’s predecessor partnership founded in 1946, and certain entities related to Mr. Pilgrim collectively own the second-largest block of Pilgrim’s common stock. Mr. Pilgrim serves as the Founder Director of the Company.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Transactions with a JBS USA subsidiary and the Founder Director are summarized below:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010
	(In thousands)
JBS USA, LLC:
Purchases from JBS USA, LLC	$37,981	$22,052	$78,027	$37,823
Expenditures paid by JBS USA, LLC on behalf of Pilgrim’s Pride Corporation(a)	$6,281	12,509	$14,150	12,509
Sales to JBS USA, LLC	$17,989	1,128	41,723	1,776
Expenditures paid by Pilgrim’s Pride Corporation on behalf of JBS USA, LLC(a)	$479	233	650	233

Founder Director:

Purchase of commercial egg property from Founder Director(b)	$—	—	—	12,000
Loan guaranty fees paid to Founder Director(c)	$—	—	—	8,928
Contract grower pay paid to Founder Director	$369	335	669	699
Consulting fee paid to Founder Director(d)	$374	373	748	748
Board fees paid to Founder Director(d)	$39	—	76	—
Lease payments on commercial egg property paid to Founder Director	$—	—	—	125
Sales of inventory to Founder Director	$4	—	5	23
Sale of airplane hangars and undeveloped land to Founder Director(e)	$—	1,450	—	1,450

(a)	On January 19, 2010, the Company entered into an agreement with JBS USA, LLC in order to allocate costs associated with JBS USA, LLC’s procurement of SAP licenses and maintenance services for its combined companies. Under this agreement, the fees associated with procuring SAP licenses and maintenance services are allocated between the Company and JBS USA, LLC in proportion to the percentage of licenses used by each company. The agreement expires on the date of expiration, or earlier termination, of the underlying SAP license agreement. On May 5, 2010, the Company also entered into an agreement with JBS USA, LLC in order to allocate the costs of supporting the business operations by one consolidated corporate team, which have historically been supported by their respective corporate teams. Expenditures paid by JBS USA, LLC on behalf of the Company will be reimbursed by the Company and expenditures paid by the Company on behalf of JBS USA, LLC will be reimbursed by JBS USA, LLC. This agreement expires on May 5, 2015.
(b)	On February 23, 2010, the Company purchased a commercial egg property from the Founder Director for $12.0 million. Prior to the purchase, the Company leased the commercial egg property including all of the ongoing costs of the operation from the Founder Director.
(c)	Prior to December 28, 2009, Pilgrim Interests, Ltd., an entity related to the Founder Director, guaranteed a portion of the Company’s debt obligations. In consideration of such guarantees, the Company would pay Pilgrim Interests, Ltd. a quarterly fee equal to 0.25% of one-half of the average aggregate outstanding balance of such guaranteed debt. Pursuant to the terms of the financing in place during the term of the Company’s Chapter 11 case, the Company could not pay any loan guarantee fees without the consent of the lenders party thereto. At December 27, 2009, the Company had accrued loan guaranty fees totaling $8.9 million. The Company paid these fees after emerging from bankruptcy on December 28, 2009.
(d)	In connection with the Company’s plan of reorganization, the Company and the Founder Director entered into a consulting agreement, which became effective on December 28, 2009. The terms of the consulting agreement include, among other things, that the Founder Director (i) will provide services to the Company that are comparable in the aggregate with the services provided by him to the Company prior to December 28, 2009, (ii) will be appointed to the Board of Directors of the Company and during the term of the consulting agreement will be nominated for subsequent terms on the board, (iii) will be compensated for services rendered to the Company at a rate of $1.5 million per year for a term of five years, (iv) will be subject to customary non-solicitation and non-competition provisions and (v) will be, along with his spouse, provided with medical benefits (or will be compensated for medical coverage) that are comparable in the aggregate to the medical benefits afforded to employees of the Company.
(e)	On June 9, 2010, the Company sold two airplane hangars and undeveloped land to the Founder Director for $1.45 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of June 26, 2011 and December 26, 2010, the outstanding payable to JBS USA was $13.1 million and $7.2 million, respectively. As of June 26, 2011 and December 26, 2010, the outstanding receivable from JBS USA, LLC was $13.7 million and $0.5 million, respectively. As of June 26, 2011, approximately $4.0 million of goods from JBS USA, LLC were in transit and not reflected on our Consolidated Balance Sheet.

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

The Company maintains depository accounts with a financial institution in which the Founder Director is also a major stockholder. Fees paid to this bank during the thirteen and twenty-six weeks ended June 26, 2011 and June 27, 2010 were insignificant. The Company had account balances at this financial institution of approximately $1.7 million and $4.2 million at June 26, 2011 and December 26, 2010, respectively.

The Founder Director has deposited $0.3 million with the Company as an advance on miscellaneous expenditures.

A son of the Founder Director occasionally sells commodity feed products and a limited amount of other services to the Company. There were no significant purchases during the thirteen and twenty-six weeks ended June 26, 2011 and June 27, 2010. He also leases a small amount of land on an arm’s-length basis from the Company for an insignificant rent.

On March 2, 2011, the Company contracted with a third party real estate company to market the home of our Chief Executive Officer in order for him to relocate to Colorado. The officer has been guaranteed up to $2.1 million when the home is sold.

16. COMMITMENTS AND CONTINGENCIES

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Other claims presently pending against the Company are claims seeking unspecified damages brought by current or former contract chicken growers who allege, along with other assertions, that the Company breached grower contracts, conspired with a competitor to depress grower pay and made false representations to induce the plaintiffs into building chicken farms and entering into chicken growing agreements with the Company. We deny any liability in these actions and intend to assert vigorous defenses to the litigation. Nonetheless, there can be no assurances that other similar claims may not be brought against the Company. The Company has recorded an estimated liability related to these claims. We express no opinion as to the likelihood of an unfavorable outcome or the amount or range of any possible loss to us.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In connection with the amended proof of claim, on May 26, 2010, we filed a petition in Tax Court in response to a Notice of Deficiency that was issued to the Company as the successor in interest to Gold Kist. The Notice of Deficiency and the Tax Court proceeding relate to a loss that Gold Kist claimed for its tax year ended June 30, 2004. The matter is currently in litigation before the Tax Court.

On August 10, 2010, we filed two petitions in Tax Court. The first petition relates to three Notices of Deficiency that were issued to us with respect to our 2003, 2005 and 2007 tax years. The second petition relates to a Notice of Deficiency that was issued to us with respect to Gold Kist’s tax year ended June 30, 2005 and its short tax year ended September 30, 2005. Both cases are currently in litigation before the Tax Court.

We express no opinion as to the likelihood of an unfavorable outcome or the amount or range of any possible loss to us related to the above Tax Court cases. If adversely determined, the outcome could have a material effect on the Company’s operating results and financial position.

The Notices of Deficiency and the Tax Court proceedings discussed above cover the same tax years and the same amounts that were asserted by the IRS in its $74.7 million amended proof of claim that was filed in the Bankruptcy Court.

17. INSURANCE PROCEEDS

In April and May of 2011, severe weather and flooding damaged portions of the buildings, machinery and equipment at the Company’s facilities in Russellville, Alabama, Sumter, South Carolina and DeQueen, Arkansas. The Company has filed a claim with its insurance company as a result of these damages and expects to receive the proceeds in the third quarter of 2011. On September 19, 2010, a fire at the Company’s Elberton, Georgia facility damaged a portion of our plant’s building, machinery and equipment. On July 21, 2008, a fire at one of the Company’s facilities in Mt. Pleasant, Texas damaged a significant portion of the plant’s building, machinery and equipment. The Company resumed operations at the Mt. Pleasant plant in April 2009. The insurance claim was closed in May 2010.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company did not receive proceeds from insurance during the thirteen weeks ended June 26, 2011 and June 27, 2010. The Company received the following proceeds during the twenty-six weeks ended June 26, 2011 and June 27, 2010:

	Twenty-Six Weeks Ended
	June 26, 2011	June 27, 2010
	(In thousands)
Business interruption:
Mt. Pleasant, Texas	$—	$5,000
Equipment repair and replacement:
Elberton, Georgia	300	—

	$300	$5,000

(a)	Business interruption proceeds are recognized in Cost of sales on the Condensed Consolidated Statements of Operations.

18. NONCONTROLLING INTEREST

In April 2007, the Company purchased a 49% ownership interest in Merit Provisions LLC (“Merit”). Until March 2011, Merit purchased inventory from the Company for ultimate distribution to a major foodservice company. In June 2011, the Company purchased the remaining 51% ownership interest in Merit from J.O.Y. Products Corporation for $2.5 million.

19. BUSINESS SEGMENT AND GEOGRAPHIC REPORTING

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Net sales to customers and long-lived assets are as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010
	(In thousands)		(In thousands)
Net sales to customers:
United States	$1,724,835	$1,546,975	$3,435,114	$3,042,589
Mexico	$197,855	160,593	380,052	307,897

Net sales to customers	$1,922,690	$1,707,568	$3,815,166	$3,350,486

	June 26, 2011	December 26, 2010
	(In thousands)
Long-lived assets(a):
United States	$1,279,737	$1,278,100
Mexico	78,641	80,036

Total long-lived assets	$1,358,378	$1,358,136

(a)	For this disclosure, we exclude financial instruments, deferred tax assets and intangible assets in accordance with ASC 280-10-50-41, Segment Reporting. Long-lived assets, as used in ASC 280-10-50-41, implies hard assets that cannot be readily removed.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Executive Summary

We reported a net loss attributable to Pilgrim’s Pride Corporation of $128.1 million, or $0.60 per diluted common share, for the thirteen weeks ended June 26, 2011 compared to net income attributable to Pilgrim’s Pride Corporation of $32.9 million, or $0.15 per diluted common share, for the thirteen weeks ended June 27, 2010. These operating results included a gross loss of $46.2 million and gross profit of $132.5 million during the respective periods. We did not recognize any reorganization or restructuring expenses during the thirteen weeks ended June 26, 2011. During the thirteen weeks ended June 27, 2010, we recognized net reorganization income of $2.2 million and administrative restructuring expenses of $16.9 million.

We reported a net loss attributable to Pilgrim’s Pride Corporation of $248.9 million, or $1.16 per diluted common share, for the twenty-six weeks ended June 26, 2011 compared to a net loss attributable to Pilgrim’s Pride Corporation of $12.6 million, or $0.06 per diluted common share, for the twenty-six weeks ended June 27, 2010. These operating results included a gross loss of $99.3 million and gross profit of $184.5 million during the respective periods. We did not recognize any reorganization or restructuring expenses during the twenty-six weeks ended June 26, 2011. During the twenty-six weeks ended June 27, 2010, we recognized net reorganization expenses of $18.5 million and administrative restructuring expenses of $52.7 million.

During the twenty-six weeks ended June 26, 2011 and June 27, 2010, we used $140.2 million and $14.9 million, respectively, of cash in operations. At June 26, 2011, we had cash and cash equivalents totaling $34.6 million.

Market prices for corn increased significantly during the thirteen weeks ended March 27, 2011 and remained at historically high levels throughout the thirteen weeks ended June 26, 2011. Corn prices rose to $7.99 per bushel in June 2011 due to fears of low inventories. Market prices for feed ingredients remain volatile. Consequently, there can be no assurance that our feed ingredient prices will not continue to increase materially. The following table compares the highest and lowest prices reached on nearby futures for one bushel of corn and one ton of soybean meal during the current year and previous three years:

	Corn		Soybean Meal
	Highest Price	Lowest Price	Highest Price	Lowest Price
2011:
Second Quarter	$7.99	$6.40	$378.50	$338.00
First Quarter	7.35	5.95	391.00	340.00
2010:
Fourth Quarter	6.15	4.56	364.90	283.20
Third Quarter	5.24	3.25	321.50	293.00
Second Quarter	3.79	3.36	296.50	260.60
First Quarter	4.26	3.44	321.00	249.60
2009(a)	4.50	3.00	433.40	264.80
2008(a)	7.63	2.90	455.50	237.00

(a)	For the years ended December 27, 2009 and December 28, 2008, respectively.

We purchase derivative financial instruments, specifically exchange-traded futures and options, in an attempt to mitigate price risk related to our anticipated consumption of commodity inputs such as corn, soybean meal and natural gas. As of June 26, 2011, we had long derivative positions in place covering 15.6% and 2.7% of anticipated corn and soybean meal needs, respectively, through July 2012 for corn and May 2012 for soybean meal. We do not designate derivative financial instruments that we purchase to mitigate commodity purchase exposures as cash flow hedges; therefore, we recognize changes in the fair value of these derivative financial instruments immediately in earnings. During the thirteen weeks ended June 26, 2011 and June 27, 2010, we recognized $5.7 million in net losses and $2.4 million in net gains, respectively, related to changes in the fair values of our derivative financial instruments. During the twenty-six weeks ended June 26, 2011 and June 27, 2010, we recognized $26.3 million in net gains and $9.0 million in net losses, respectively, related to changes in the fair values of our derivative financial instruments.

Market prices for chicken products remain below levels sufficient to offset the higher costs of feed ingredients. Several producers within the industry have continued to curtail production in an effort to correct the general oversupply of chicken in the US. Despite these production cuts, there can be no assurance that chicken prices will not decrease due to such factors as competition from other proteins, substitutions by consumers of non-protein foods because of uncertainty surrounding the general economy and unemployment and the potential inadequacy of the curtailments.

In February 2008, the Company’s Board of Directors approved certain exit or disposal activities as part of a plan to rationalize both our manufacturing and distribution footprints and to eliminate administrative redundancies in an effort to curtail losses resulting from record-high feed ingredient costs and an oversupply of chicken in the US (the “Footprint Reduction”). Beginning in January 2010, certain exit or disposal activities were implemented by Company management to integrate the administrative functions of the Company into those of JBS USA (the “JBS USA Integration”). We recognized exit or disposal costs of $0.2 million during the thirteen weeks ended June 26, 2011. Results of operations for the thirteen weeks and twenty-six weeks ended June 26, 2011 included severance costs related to the JBS USA Integration totaling $0.2 million and $1.3 million, respectively. Results of operations for the thirteen weeks ended June 27, 2010 included severance costs totaling $2.1 million related to the JBS USA Integration. Results of operations for the twenty-six weeks ended June 27, 2010 included severance costs and other exit or disposal costs totaling $25.9 million and $9.9 million, respectively, related to the JBS USA Integration as well as inventory disposal costs totaling $2.1 million related to the Footprint Reduction. Results of operations for the thirteen and twenty-six weeks ended June 26, 2011 and the thirteen and twenty-six weeks ended June 27, 2010 also included adjustments totaling $0.1 million, $0.7 million, $0.9 million and $0.9 million, respectively, which reduced accrued costs. Adjustments recognized in the thirteen and twenty-six weeks ended June 26, 2011 and June 27, 2010 included the elimination of accrued severance in excess of actual severance costs incurred during the exit or disposal period. During the thirteen weeks ended March 28, 2010, we also recognized an adjustment for the assumption of a lease obligation related to a closed office building by an outside party.

Since exiting from bankruptcy, we have focused on integrating our operations into the existing operations of JBS USA. We have made a series of changes to further this integration, including streamlining administrative functions and sales networks, consolidating distribution networks, optimizing freight and storage costs, capturing shared purchasing opportunities, consolidating treasury and risk management systems and implementing best practices throughout the business. We have also continued to streamline our operations and sell assets as part of our restructuring. Since our emergence from bankruptcy, we have eliminated approximately 475 corporate and administrative positions across the organization as a result of our integration with JBS USA. As of June 26, 2011, we have substantially completed the total planned reduction in workforce of non-production positions under our integration.

Subsequent to the balance sheet date, the Company developed and announced plans to close its Dallas, Texas processing facility. The Company will impair the carrying amount of the processing facility’s land and buildings as well as the carrying amount of certain breeder farms that currently supply the processing facility by approximately $9.1 million during the third quarter of 2011. The Company also expects to incur closing costs totaling $16.6 million and to write off related breeder hen inventories of $3.0 million in the third quarter of 2011.

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

We reopened an idled processing plant in Douglas, Georgia in January 2011. We anticipate that this plant will be operating at full capacity by the second quarter of 2012.

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

Results of Operations

Thirteen Weeks Ended June 26, 2011 Compared to Thirteen Weeks Ended June 27, 2010

Net sales. Net sales generated in the thirteen weeks ended June 26, 2011 increased $215.1 million, or 12.6%, from net sales generated in the thirteen weeks ended June 27, 2010. The following table provides net sales information:

	Thirteen Weeks Ended June 26, 2011	Change from Thirteen Weeks Ended June 27, 2010
Sources of net sales		Amount	Percent
	(In thousands, except percent data)
United States	$1,724,835	$177,860	11.5	% (a)
Mexico	197,855	37,262	23.2	% (b)

Total net sales	$1,922,690	$215,122	12.6%

(a)	US sales generated in the thirteen weeks ended June 26, 2011 increased $177.9 million, or 11.5%, from US sales generated in the thirteen weeks ended June 27, 2010. An increase in unit sales volume, which resulted primarily from higher export and fresh foodservice demand experienced during the thirteen weeks ended June 26, 2011, contributed $101.4 million, or 6.6 percentage points, to the period’s revenue increase. An increase in net revenue per pound sold, which resulted primarily from a more favorable product mix sold in the current year as compared to the prior year, contributed $76.4 million, or 4.9 percentage points. Included in US sales generated during the thirteen weeks ended June 26, 2011 and June 27, 2010 were sales to JBS USA, LLC totaling $18.0 million and $1.4 million, respectively.
(b)	Mexico sales generated in the thirteen weeks ended June 26, 2011 increased $37.3 million, or 23.2%, from Mexico sales generated in the thirteen weeks ended June 27, 2010. An increase in unit sales volume, which resulted primarily from higher customer demand, contributed $18.7 million, or 11.6 percentage points, to the period’s revenue increase. An increase in net revenue per pound sold, which resulted primarily from favorable movement in the exchange rate between the Mexican peso and the US dollar, contributed $13.1 million, or 8.2 percentage points, of the period’s revenue increase. Other factors affecting the increase in Mexico net sales were immaterial.

Gross profit (loss). Gross profit (loss) decreased by $178.7 million, or 134.9%, from a gross profit of $132.5 million generated in the thirteen weeks ended June 27, 2010 to a loss of $46.2 million incurred in the thirteen weeks ended June 26, 2011. The following tables provide information regarding gross profit (loss) and cost of sales information:

Components of gross loss	Thirteen Weeks Ended June 26, 2011	Change from Thirteen Weeks Ended June 27, 2010		Percent of Net Sales
				Thirteen Weeks Ended

		Amount	Percent	June 26, 2011	June 27, 2010
		(In thousands, except percent data)
Net sales	$1,922,690	$215,122	12.6%	100.0%	100.0%
Cost of sales	1,968,918	393,841	25.0%	102.4%	92.2	% (a)

Gross loss	(46,228)	(178,719)	-134.9%	(2.4)%	7.8	% (b)

	Thirteen Weeks Ended June 26, 2011	Change from Thirteen Weeks Ended June 27, 2010
Sources of gross loss		Amount	Percent
	(In thousands, except percent data)
United States	$(54,304)	$(161,795)	(150.5	)% (a)
Mexico	$8,076	(16,924)	(67.7	)% (b)

Total gross loss	$(46,228)	$(178,719)	(134.9)%

	Thirteen Weeks Ended June 26, 2011	Change from Thirteen Weeks Ended June 27, 2010
Sources of cost of sales		Amount	Percent
	(In thousands, except percent data)
United States	$1,779,139	$339,655	23.6	% (a)
Mexico	189,779	54,186	40.0	% (b)

Total cost of sales	$1,968,918	$393,841	25.0%

(a)	Cost of sales incurred by the US operations during the thirteen weeks ended June 26, 2011 increased $339.7 million, or 23.6%, from cost of sales incurred by the US operations during the thirteen weeks ended June 27, 2010. Live production costs, which increased primarily because of higher feed ingredient costs, contributed $263.0 million, or 18.3 percentage points, to the increase in cost of sales. The Company’s focused inventory reduction efforts during the twenty-six weeks ended June 27, 2011 contributed $28.6 million, or 2.0 percentage points, to the increase in costs of sales. Cost of sales related to our distribution, protein conversion and other operations, which increased due to higher unit sales volume, contributed $36.8 million, or 2.6 percentage points, to the increase in cost of sales. Higher freight, storage and handling costs contributed $14.5 million, or 1.0 percentage points, to the increase in cost of sales. Net losses recognized on both settled and outstanding derivative instruments contributed $8.1 million, or 0.5 percentage points, to the increase in cost of sales. The contributions to the increase in cost of sales resulting from the factors listed above were partially offset by a decrease in utility, maintenance and operating costs of $11.8 million, or 0.8 percentage points. Other factors affecting cost of sales were immaterial.
(b)	Cost of sales incurred by the Mexico operations during the thirteen weeks ended June 26, 2011 increased $54.2 million, or 40.0%, from cost of sales incurred by the Mexico operations during the thirteen weeks ended June 27, 2010. Increased sales volume contributed $15.3 million, or 11.3 percentage points, and foreign currency translation contributed $12.8 million, or 9.4 percentage points, to the increase in cost of sales. The remaining $26.1 million, or 19.3 percentage points, of the increase in cost of sales resulted primarily from higher feed ingredient costs.

Operating loss. Operating loss increased by $150.6 million, or 290.2%, from income of $51.9 million generated in the thirteen weeks ended June 27, 2010 to a loss of $98.7 million generated in the thirteen weeks ended June 27, 2011. The following tables provide information regarding operating loss, SG&A expense and administrative restructuring charges:

Components of operating loss	Thirteen Weeks Ended June 26, 2011	Change from Thirteen Weeks Ended June 27, 2010		Percent of Net Sales
				Thirteen Weeks Ended
				June 26, 2011	June 27, 2010
		Amount	Percent
(In thousands, except percent data)
Gross loss	$(46,228)	$(178,719)	(134.9)%	(2.4)%	7.8%
SG&A expense	52,478	(11,240)	(17.6)%	2.7%	3.7	% (a)
Administrative restructuring charges	—	(16,882)	(100.0)%	0.0%	1.0	% (b)

Operating loss	(98,706)	(150,597)	(290.2)%	(5.1)%	3.1	% (c)

	Thirteen Weeks Ended June 26, 2011	Change from Thirteen Weeks Ended June 27, 2010
Sources of operating loss		Amount	Percent
	(In thousands, except percent data)
United States	$(101,445)	$(132,896)	(422.5	)% (a)
Mexico	2,739	(17,701)	(86.6	)% (b)

Total operating loss	$(98,706)	$(150,597)	(290.2)%

Sources of SG&A expense	Thirteen Weeks Ended June 26, 2011	Change from Thirteen Weeks Ended June 27, 2010

		Amount	Percent
	(In thousands, except percent data)
United States	$47,141	$(12,017)	(20.3	)% (a)
Mexico	5,337	777	17.0	% (b)

Total SG&A expense	$52,478	$(11,240)	(17.6)%

(a)	SG&A expense incurred by the US operations during the thirteen weeks ended June 26, 2011 decreased $12.0 million, or 20.3%, from SG&A expense incurred by the US operations during the thirteen weeks ended June 27, 2010 primarily because of (i) a $7.7 million decrease from the prior period in payroll and related benefits expenses (ii) a $2.4 million decrease from the prior period in costs related to relocation of the Company’s corporate administrative functions from Texas to Colorado and (iii) a decrease of $1.1 million in expenses related to travel and entertainment.
(b)	SG&A expense incurred by the Mexico operations during the thirteen weeks ended June 26, 2011 increased $0.8 million, or 17.0%, from SG&A expense incurred by the Mexico operations during the thirteen weeks ended June 27, 2010. Increased employee payroll costs contributed $0.6 million, or 12.6 percentage points, and foreign currency translation contributed $0.4 million, or 7.7 percentage points, to the increase in SG&A expense.

	Thirteen Weeks Ended June 26, 2011	Change from Thirteen Weeks Ended June 27, 2010
Sources of administrative restructuring charges		Amount	Percent
	(In thousands, except percent data)
United States	$—	$(16,882)	(100.0	)% (a)
Mexico	—	—	NA

Total administrative restructuring charges	$—	$(16,882)	(100.0)%

(a)	In 2010, the Company incurred administrative restructuring charges composed of (i) cash-based severance and change-in-control compensation charges related to our integration with JBS USA of $2.1 million and (ii) noncash impairment charges of $14.8 million.

Net interest expense. Net interest expense increased 6.5% to $27.1 million recognized in the thirteen weeks ended June 26, 2011 from $25.5 million recognized in the thirteen weeks ended June 27, 2010. This resulted primarily from an increase in interest recognized on our long-term debt and other borrowing arrangements of $5.1 million. The change was partially offset by a decrease in loan cost amortization of $1.5 million resulting from the early extinguishment of debt in December 2010, a decrease in service fees and other interest of $1.4 million and an increase in capitalized interest costs of $0.8 million. Average borrowings increased from $1.19 billion in the thirteen weeks ended June 27, 2010 to $1.48 billion in the thirteen weeks ended June 26, 2011. The weighted average interest rate recognized increased from 6.37% in the thirteen weeks ended June 27, 2010 to 6.63% in the thirteen weeks ended June 26, 2011.

Reorganization items. The Company did not recognize any reorganization costs in the thirteen weeks ended June 26, 2011. During the thirteen weeks ended June 27, 2010, we recognized adjustments that reduced existing accrued reorganization cost balances totaling $2.2 million, which primarily consisted of severance and other costs related to post-petition facility closures and reduction-in-force actions.

Income taxes. The Company recognized income tax expense of $3.5 million for the thirteen weeks ended June 26, 2011 compared to an income tax benefit of $1.5 million for the thirteen weeks ended June 27, 2010. The income tax expense reported for the thirteen weeks ended June 26, 2011 was primarily the result of adjusting the tax benefit recorded on the Company’s year-to-date loss that is expected to be realized, over the tax benefit recorded during the thirteen weeks ended March 27, 2011 calculated on the Company’s projected full-year loss. The income tax benefit reported for the thirteen weeks ended June 27, 2010 was primarily the result of subsequently recognizing tax benefits for items originating in the prior year.

Net income attributable to noncontrolling interests. For the thirteen weeks ended June 26, 2011 and June 27, 2010, we recognized net income attributable to noncontrolling interests in certain of our consolidated subsidiaries of $0.2 million and $1.7 million, respectively.

Twenty-Six Weeks Ended June 26, 2011 Compared to Twenty-Six Weeks Ended June 27, 2010

Net sales. Net sales generated in the twenty-six weeks ended June 26, 2011 increased $464.7 million, or 13.9%, from net sales generated in the twenty-six weeks ended June 27, 2010. The following table provides net sales information:

	Twenty-Six Weeks Ended June 26, 2011	Change from Twenty-Six Weeks Ended June 27, 2010
Sources of net sales		Amount	Percent
	(In thousands, except percent data)
United States	$3,435,114	$392,525	12.9	% (a)
Mexico	380,052	72,155	23.4	% (b)

Total net sales	$3,815,166	$464,680	13.9%

(a)	US sales generated in the twenty-six weeks ended June 26, 2011 increased $392.5 million, or 12.9%, from US sales generated in the twenty-six weeks ended June 27, 2010. An increase in unit sales volume, which resulted primarily from higher export and fresh foodservice demand and the Company’s focused inventory reduction efforts during the twenty-six weeks ended June 26, 2011, contributed $461.1 million, or 15.2 percentage points, to the period’s revenue increase. A decrease in net revenue per pound sold, which resulted primarily from a less favorable product mix sold in the current year as compared to the prior year, partially offset the positive impact that increased unit sales volume had on the period’s revenue comparison by $68.5 million, or 2.3 percentage points. Included in US sales generated during the twenty-six weeks ended June 26, 2011 and June 27, 2010 were sales to JBS USA, LLC totaling $41.7 million and $1.7 million, respectively.
(b)	Mexico sales generated in the twenty-six weeks ended June 26, 2011 increased $72.2 million, or 23.4%, from Mexico sales generated in the twenty-six weeks ended June 27, 2010. An increase in unit sales volume, which resulted primarily from higher customer demand, contributed $41.7 million, or 13.5 percentage points, to the period’s revenue increase. An increase in net revenue per pound sold, which resulted primarily from favorable movement in the exchange rate between the Mexican peso and the US dollar, contributed $25.5 million, or 8.3 percentage points, of the period’s revenue increase. Other factors affecting the increase in Mexico net sales were immaterial.

Gross profit (loss). Gross profit (loss) decreased by $283.8 million, or 153.8%, from a gross profit of $184.5 million generated in the twenty-six weeks ended June 27, 2010 to a loss of $99.3 million incurred in the twenty-six weeks ended June 27, 2011. The following tables provide information regarding gross profit (loss) and cost of sales information:

	Twenty-Six Weeks Ended June 26,	Change from Twenty-Six Weeks Ended June 27, 2010		Percent of Net Sales
				Twenty-Six Weeks Ended
				June 26, 2011	June 27, 2010
Components of gross loss	2011	Amount	Percent
	(In thousands, except percent data)
Net sales	$3,815,166	$464,680	13.9%	100.0%	100.0%
Cost of sales	3,914,504	748,528	23.6%	102.6%	94.5	%(a)

Gross loss	(99,338)	(283,848)	-153.8%	(2.6)%	5.5	%(b)

	Twenty-Six Weeks Ended June 26, 2011	Change from Twenty-Six Weeks Ended June 27, 2010
Sources of gross loss		Amount	Percent
	(In thousands, except percent data)
United States	$(116,099)	$(259,119)	(181.2	)%(a)
Mexico	16,761	(24,729)	(59.6	)%(b)

Total gross loss	$(99,338)	$(283,848)	(153.8)%

	Twenty-Six Weeks Ended June 26, 2011	Change from Twenty-Six Weeks Ended June 27, 2010
Sources of cost of sales		Amount	Percent
	(In thousands, except percent data)
United States	$3,551,213	$651,644	22.5	% (a)
Mexico	363,291	96,884	36.4	% (b)

Total cost of sales	$3,914,504	$748,528	23.6%

(a)	Cost of sales incurred by the US operations during the twenty-six weeks ended June 26, 2011 increased $651.6 million, or 22.5%, from cost of sales incurred by the US operations during the twenty-six weeks ended June 27, 2010. Live production costs, which increased primarily because of higher feed ingredient costs, contributed $462.4 million, or 15.9 percentage points, to the increase in cost of sales. The Company’s focused inventory reduction efforts during the twenty-six weeks ended June 27, 2011 contributed $149.1 million, or 5.1 percentage points, to the increase in costs of sales. Higher freight, storage and handling costs contributed $34.1 million, or 1.2 percentage points, to the increase in cost of sales. Cost of sales incurred by to our distribution, protein conversion and other operations, which increased due to higher unit sales volume, contributed $54.0 million, or 1.9 percentage points to the increase in cost of sales. The contribution to the increase in cost of sales resulting from the factors listed above was partially offset by $35.3 million or 1.0 percentage points due to an increased amount of net gains recognized on both settled and outstanding derivative instruments. In addition, a decrease in utility, maintenance and operating costs of $13.1 million or 0.5 percentage points, partially offset the increase in cost of sales. Other factors affecting cost of sales were immaterial.
(b)	Cost of sales incurred by the Mexico operations during the twenty-six weeks ended June 26, 2011 increased $96.9 million, or 36.4%, from cost of sales incurred by the Mexico operations during the twenty-six weeks ended June 27, 2010. Increased sales volume contributed $34.5 million, or 13.0 percentage points, and foreign currency translation contributed $24.6 million, or 9.2 percentage points, to the increase in cost of sales. The remaining $37.8 million, or 14.2 percentage points, of the increase in cost of sales resulted primarily from higher feed ingredient costs.

Operating loss. Operating loss increased by $225.0 million, or 1,154.3%, from income of $19.5 million generated in the twenty-six weeks ended June 27, 2010 to a loss of $205.5 million generated in the twenty-six weeks ended June 26, 2011. The following tables provide information regarding operating loss, SG&A expense and administrative restructuring charges:

	Twenty-Six Weeks Ended June 26, 2011	Change from Twenty-Six Weeks Ended June 27, 2010		Percent of Net Sales Twenty-Six Weeks Ended
				June 26,	June 27,
Components of operating loss		Amount	Percent	2011	2010
(In thousands, except percent data)
Gross loss	$(99,338)	$(283,848)	(153.8)%	(2.6)%	5.5%
SG&A expense	106,144	(6,175)	(5.5)%	2.8%	3.4	% (a)
Administrative restructuring charges	—	(52,701)	(100.0)%	0.0%	1.6	% (b)

Operating loss	(205,482)	(224,972)	(1,154.3)%	(5.4)%	0.5	% (c)

	Twenty-Six Weeks Ended June 26, 2011	Change from Twenty-Six Weeks Ended June 27, 2010
Sources of operating loss		Amount	Percent
	(In thousands, except percent data)
United States	$(211,716)	$(198,985)	1,563.0	% (a)
Mexico	6,234	(25,987)	(80.7	)% (b)

Total operating loss	$(205,482)	$(224,972)	(1,154.3)%

	Twenty-Six Weeks Ended June 26, 2011	Change from Twenty-Six Weeks Ended June 27, 2010
Sources of SG&A expense		Amount	Percent
	(In thousands, except percent data)
United States	$95,617	$(7,434)	(7.2	)% (a)
Mexico	10,527	1,259	13.6	% (b)

Total SG&A expense	$106,144	$(6,175)	(5.5)%

(a)	SG&A expense incurred by the US operations during the twenty-six weeks ended June 26, 2011 decreased $7.4 million, or 7.2%, from SG&A expense incurred by the US operations during the thirteen weeks ended June 27, 2010 primarily because of an $8.5 million decrease from the prior period in payroll and related benefits expenses that was partially offset by a $1.1 million increase in expenses related to product marketing and promotion.
(b)	SG&A expense incurred by the Mexico operations during the twenty-six weeks ended June 26, 2011 increased $1.3 million, or 13.6%, from SG&A expense incurred by the Mexico operations during the twenty-six weeks ended July 27, 2010. Increased employee payroll costs contributed $0.8 million, or 8.7 percentage points, and foreign currency translation contributed $0.7 million, or 7.6 percentage points, to the increase in SG&A expense.

Sources of administrative restructuring charges	Twenty-Six Weeks Ended June 26, 2011	Change from Twenty-Six Weeks Ended June 27, 2010
		Amount	Percent
	(In thousands, except percent data)
United States	$—	$(52,701)	(100.0	)% (a)
Mexico	—	—	NA

Total administrative restructuring chargess	$—	$(52,701)	(100.0)%

(a)	In 2010, the Company incurred administrative restructuring charges composed of (i) cash-based severance and change-in-control compensation charges related to our integration with JBS USA of $25.9 million and (ii) other facility closure costs and noncash impairment charges of $26.8 million.

Net interest expense. Net interest expense increased 1.1% to $53.9 million recognized in the twenty-six weeks ended June 26, 2011 from $53.4 million recognized in the twenty-six weeks ended June 27, 2010. This change resulted from an increase in interest recognized on our long-term debt and other borrowing arrangements of $7.7. This was partially offset by decreases in loan cost amortization of $3.0 million resulting from the early extinguishment of debt in December 2010 and a decrease in service fees and other interest of $2.7 million and an increase in capitalized interest costs of $1.5 million. Average borrowings increased from $1.17 billion in the twenty-six weeks ended June 27, 2010 to $1.46 billion in the twenty-six weeks ended June 26, 2011. The weighted average interest rate recognized increased from 6.36% in the thirteen weeks ended June 27, 2010 to 6.73% in the thirteen weeks ended June 26, 2011.

Reorganization items. The Company did not recognize any reorganization costs in the twenty-six weeks ended June 26, 2011. The Company recognized reorganization costs of $18.5 million in the twenty-six weeks ended June 27, 2010, which primarily consisted of severance and other costs related to post-petition facility closures and reduction-in-force actions.

Income taxes. The Company recognized an income tax benefit of $6.4 million for the twenty-six weeks ended June 26, 2011 compared to an income tax benefit of $34.8 million for the twenty-six weeks ended June 27, 2010. The income tax benefit reported for the twenty-six weeks ended June 26, 2011 decreased over the prior year primarily as a result of the amount of tax benefit recorded on the Company’s year-to-date loss that is expected to be realized and the recognition of tax benefits during the twenty-six weeks ended June 27, 2010 relating to previously unrecognized tax benefits and items originating in the prior year.

Net income attributable to noncontrolling interests. For the twenty-six weeks ended June 26, 2011 and June 27, 2010, we recognized net income attributable to noncontrolling interests in certain of our consolidated subsidiaries of $1.1 million and $1.9 million, respectively.

Liquidity and Capital Resources

The following table presents our available sources of liquidity as of June 26, 2011:

Source of Liquidity	Facility Amount	Amount Outstanding	Amount Available
	(In thousands)
Cash and cash equivalents	$—	$—	$34.6
Short-term investments in available-for-sale securities	—	—	0.8
Borrowing arrangements:
Exit Credit Facility	700.0	380.0	279.8	(a)
ING Credit Facility	46.8	—	46.8
JBS Subordinated Loan Agreement(b)	100.0	50.0	50.0	(c)

(a)	Actual borrowings by the Company under the Exit Credit Facility are subject to a borrowing base, which is a formula based on certain eligible inventory and eligible receivables. The borrowing base at June 26, 2011 was $700.0 million. Availability under the Exit Credit Facility is also reduced by the Company’s outstanding standby letters of credit. Standby letters of credit outstanding at June 26, 2011 totaled $40.2 million.
(b)	Under the Exit Credit Facility, the Company is also permitted to receive loans from the JBS USA on a subordinated basis on terms reasonably satisfactory to the agents under the Exit Credit Facility of up to $200.0 million. The Company has a subordinated loan facility with JBS USA of $100.0 million, with a term loan of $50.0 million principal amount outstanding at June 26, 2011.
(c)	Under the Subordinated Loan Agreement, JBS USA will make an additional one-time term loan in the amount of $50.0 million if the Company’s availability under the revolving loan commitment under the Exit Credit Facility is less than $200.0 million at any time.

At the present time, the Company’s forecasts indicate that it will have sufficient liquidity for the foreseeable future to meet the operating and other cash flow needs of its business. However, if chicken prices and feed ingredient prices fail to improve relative to current levels, the Company’s ability to maintain a sufficient level of liquidity to meet its cash flow needs could be materially jeopardized.

Senior and Subordinated Notes

On December 15, 2010, the Company closed on the sale of $500.0 million of 7 7/8% Senior Notes due in 2018 (the “2018 Notes”). The 2018 Notes are unsecured obligations of the Company and are guaranteed by one of the Company’s subsidiaries. Interest is payable on December 15 and June 15 of each year, commencing on June 15, 2011. Additionally, we have an aggregate principal balance of $3.9 million of 7 5/8% senior unsecured notes, 8 3/8% senior subordinated unsecured notes and 9 1/4% senior unsecured notes outstanding at June 26, 2011.

On June 23, 2011, the Company entered into the Subordinated Loan Agreement with JBS USA (the “Subordinated Loan Agreement”), which provided an aggregate commitment of $100.0 million. On June 23, 2011, JBS USA made a term loan to the Company in the principal amount of $50.0 million. In addition, JBS USA agreed to make an additional one-time term loan in the principal amount of $50.0 million if the Company’s availability under the revolving loan commitment in the Exit Credit Facility is less than $200.0 million. The commitment, under the Subordinated Loan Agreement, will terminate on the earlier to occur of (i) the date on which all amounts owing under the Exit Credit Facility are due and payable in accordance with its terms or (ii) June 27, 2015. Loans under the Subordinated Loan Agreement mature on June 28, 2015.

Exit Credit Facility

Upon exiting from bankruptcy, Pilgrim’s and certain of its subsidiaries entered into the Exit Credit Facility that provided for an aggregate commitment of $1.75 billion. The facility consisted of a three-year $600.0 million revolving credit facility, a three-year $375.0 million Term A facility and a five-year $775.0 million Term B facility. The Exit Credit Facility also includes an accordion feature that allows us, at any time, to increase the aggregate revolving loan commitment by up to an additional $250.0 million and to increase the aggregate Term B loans commitment by up to an additional $400.0 million, in each case subject to the satisfaction of certain conditions, including an aggregate cap on all commitments under the Exit Credit Facility of $1.85 billion. On January 13, 2011, we increased the amount of the revolving loan commitments under the Exit Credit Facility to $700.0 million. On April 22, 2011, we increased the amount of the sub-limit for swingline loans under the Exit Credit Facility to $100.0 million. The Term A loan was repaid on December 15, 2010 with proceeds from the 2018 Notes. The revolving loan commitment and the Term B loans will mature on December 28, 2014.

On June 26, 2011, a principal amount of $582.3 million under the Term B loans commitment and $380.0 million under the revolving loan commitment were outstanding. On December 28, 2009, the Company also paid loan costs totaling $50.0 million related to the Exit Credit Facility that it recognized as an asset on its balance sheet. The Company amortizes these capitalized costs to expense over the life of the Exit Credit Facility.

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

Actual borrowings by the Company under the revolving credit commitment component of the Exit Credit Facility are subject to a borrowing base, which is a formula based on certain eligible inventory, eligible receivables and restricted cash under the control of CoBank ACB, as administrative agent under the Exit Credit Facility. As of June 26, 2011, the applicable borrowing base was $700.0 million, the amount available for borrowing under the revolving loan commitment was $279.8 million and outstanding borrowings and letters of credit under the revolving loan commitment were $380 million and $40.2 million, respectively.

Under the Exit Credit Facility, JBS USA, the Company’s majority stockholder, or its affiliates may make loans to the Company on a subordinated basis on terms reasonably satisfactory to the agents under the Exit Credit Facility and up to $200.0 million of such subordinated indebtedness may be included in the calculation of EBITDA (as defined in the Exit Credit Facility).

On June 23, 2011, the Company entered into an amendment to the Exit Credit Facility, which among other things temporarily suspended the requirement for the Company to comply with the fixed charge coverage ratio and senior secured leverage ratio financial covenants until September 23, 2012 and modified the consolidated tangible net worth financial covenant, which now requires the Company to maintain at least $550.0 million, including subordinated indebtedness owed to JBS USA, plus 50.0% of the cumulative net income (excluding any losses) of the Company and its subsidiaries from June 24, 2012 through the date of calculation. The Company is currently in compliance with the required tangible net worth covenant. However, if chicken prices and feed ingredient prices fail to improve relative to current levels, the Company’s ability to maintain compliance with this financial covenant could be materially jeopardized.

The Exit Credit Facility provides that the Company may not incur capital expenditures in excess of $175.0 million through 2012 and $350.0 million per fiscal year thereafter. The Exit Credit Facility contains various other covenants that may adversely affect our ability to, among other things, incur additional indebtedness, incur liens, pay dividends or make certain restricted payments, consummate certain assets sales, enter into certain transactions with JBS USA and our other affiliates, merge, consolidate and/or sell or dispose of all or substantially all of our assets.

Additional information regarding the Exit Credit Facility is disclosed in “Note 11. Long-Term Debt and Other Borrowing Arrangements” to our Consolidated Financial Statements included in this quarterly report.

ING Credit Agreement

On September 25, 2006, Avícola Pilgrim’s Pride de México, S. de R.L. de C.V., a wholly owned subsidiary of the Company, entered into a secured revolving credit agreement (the “ING Credit Agreement”) with ING Capital, LLC, as agent and the lenders party thereto. The ING Credit Agreement has a final maturity date of September 25, 2011 and a revolving commitment of 557.4 million Mexican pesos, a US dollar-equivalent $46.8 million at June 26, 2011. There were no outstanding borrowings under the ING Credit Agreement at June 26, 2011.

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

Historical Flow of Funds

Cash used in operating activities was $140.2 million for the twenty-six weeks ended June 26, 2011 and $14.9 million for the twenty-six weeks ended June 27, 2010. The increase in cash flows used in operating activities was primarily the result of a net loss of $247.8 million for the twenty-six weeks ended June 26, 2011 as compared to a net loss of $10.8 million for the twenty-six weeks ended June 27, 2010.

Our working capital position, which we define as current assets less current liabilities, decreased $43.1 million to a surplus of $928.7 million and a current ratio of 2.29 at June 26, 2011 compared to a surplus of $971.8 million and a current ratio of 2.32 at December 26, 2010. Key contributors to the favorable change in working capital included decreases in both cash and cash equivalents and inventories, partially offset by an increase in trade accounts and other receivables and a decrease in current maturities of long-term debt.

Trade accounts and other receivables increased $56.9 million, or 17.7%, to $378.7 million at June 26, 2011 from $321.8 million at December 26, 2010. The unfavorable change in trade accounts and other receivables resulted primarily from increased sales recognized towards the latter part of the current period and an increase of 0.3 days in our average collection period.

Inventories decreased $62.2 million, or 6.0%, to $967.1 million at June 26, 2011 from $1,029.3 million at December 26, 2010. The favorable change in inventories was primarily due to a decrease in finished products resulting from the Company’s concerted efforts to reduce inventory during the first half of 2011.

Prepaid expenses and other current assets increased $15.0 million, or 18.5%, to $96.3 million at June 26, 2011 from $81.3 million at December 26, 2010. This unfavorable change resulted primarily from a $34.6 million increase in margin deposits related to derivative financial instruments and a $4.6 million increase in prepaid grain purchases, partially offset by a $24.0 million decrease in open derivative positions.

Accounts payable increased $11.1 million, or 3.3%, to $348.1 million at June 26, 2011 from $337.0 million at December 26, 2010. This favorable change resulted from the timing of payments disbursed to vendors and an increase in outstanding payables to JBS USA.

Accrued expenses and other current liabilities increased $17.2 million, or 5.8%, to $315.1 million at June 26, 2011 from $297.9 million at December 26, 2010. This change resulted primarily from a $16.0 million increase in derivative liability positions and a $10.1 million increase in sales programs accruals, partially offset by a $13.0 million decrease in compensation and benefits accruals and a $4.1 million decrease in property tax accruals.

Cash used in investing activities was $99.0 million and $66.6 million in the twenty-six weeks ended June 26, 2011 and June 27, 2010, respectively. Capital expenditures increased by $35.7 million primarily because of the routine replacement of equipment and capital expenditures related to the reopening of the Douglas, Georgia plant. Capital expenditures for 2011 cannot exceed $175.0 million as allowed under the terms of the Exit Credit Facility. Cash was used to purchase investment securities totaling $3.4 million and $5.9 million in the twenty-six weeks ended June 26, 2011 and June 27, 2010, respectively. Cash proceeds in the twenty-six weeks ended June 26, 2011 and June 27, 2010 from the sale or maturity of investment securities were $2.6 million and $5.1 million, respectively. Cash proceeds from property disposals in the twenty-six weeks ended June 26, 2011 and June 27, 2010 were $4.9 million and $1.6 million, respectively.

Cash provided by financing activities was $167.4 million in twenty-six weeks ended June 26, 2011. Cash used in financing activities was $117.5 million in the twenty-six weeks ended June 27, 2010. Cash proceeds for the twenty-six weeks ended June 26, 2011 from notes payable to JBS USA were $50.0 million. Cash proceeds in the twenty-six weeks ended June 26, 2011 and June 27, 2010 from long-term debt were $580.3 million and $1,484.4 million, respectively. Cash was used to repay long-term debt totaling $455.9 million and $2,351.6 million in the twenty-six weeks ended June 26, 2011 and June 27, 2010, respectively. Cash proceeds in the twenty-six weeks ended June 27, 2010 from the sale of common stock were $800.0 million. Cash was used to purchase the remaining interest in a subsidiary totaling $2.5 million in the twenty-six weeks ended June 26, 2011. Cash was used to pay capitalized loan costs totaling $4.4 million and $50.0 million in the twenty-six weeks ended June 26, 2011 and June 27, 2010, respectively. Cash was used to pay for other financing activities totaling $0.1 million and $0.2 million in the twenty-six weeks ended June 26, 2011 and June 27, 2010, respectively.

Contractual obligations at June 26, 2011 were as follows:

	Payments Due by Period
Contractual Obligations(d)	Total	Less than One Year	One to Three Years	Three to Five Years	Greater than Five Years
	(In thousands)
Long-term debt(a)	$1,513,886	$7,802	$31,497	$973,990	$500,597
Interest(b)	520,158	52,851	193,412	153,050	120,845
Capital leases	1,436	97	388	388	563
Operating leases	38,321	12,671	22,361	3,242	47
Derivative liabilities	32,422	32,422	—	—	—
Purchase obligations(c)	496,687	377,900	118,787	—	—

Total	$2,602,910	$483,743	$366,445	$1,130,670	$622,052

(a)	Long-term debt includes unaccreted discount of $3.4 million and excludes $40.2 million in letters of credit outstanding related to normal business transactions. In April 2011, the Company paid approximately $46.3 million of its 2010 excess cash flow toward the outstanding principal under the Term B loans. After giving effect to this prepayment and other prepayments of the Term B loans, the Term B loans must be repaid in 16 quarterly installments of approximately $3.9 million beginning on April 15, 2011, with the final installment due on December 28, 2014.

(b)	Interest expense in the table above assumes the continuation of interest rates and outstanding borrowings under our credit facilities as of June 26, 2011.

(c)	Includes agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction.

(d)	The total amount of PPC’s unrecognized tax benefits at June 26, 2011 was $66.7 million. We did not include this amount in the contractual obligations table above as reasonable estimates cannot be made at this time of the amounts or timing of future cash outflows.

Accounting Pronouncements

Information regarding accounting pronouncements we adopted during the current year is disclosed in “Note 1. Description of Business and Basis of Presentation” to the Consolidated Financial Statements included in the quarterly report.

Critical Accounting Policies

During the twenty-six weeks ended June 26, 2011, (i) we did not change any of our existing critical accounting policies, (ii) no existing accounting policies became critical accounting policies because of an increase in the materiality of associated transactions or changes in the circumstances to which associated judgments and estimates relate and (iii) there were no significant changes in the manner in which critical accounting policies were applied or in which related judgments and estimates were developed.

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

Market risk is estimated as a hypothetical 10.0% change in the weighted-average cost of our primary feed ingredients as of June 26, 2011. However, fluctuations greater than 10.0% could occur. Based on our feed consumption during the thirteen weeks ended June 26, 2011, such a change would have resulted in a change to cost of sales of $84.3 million, excluding the impact of any feed ingredients derivative financial instruments in that period. A 10.0% change in ending feed ingredients inventories at June 26, 2011 would be $9.7 million, excluding any potential impact on the production costs of our chicken inventories.

The Company purchases derivative financial instruments, specifically exchange-traded futures and options, in an attempt to mitigate price risk related to its anticipated consumption of commodity inputs for periods of up to 12 months. As of June 26, 2011, the Company had long derivative positions in place covering 15.6% and 2.7% of anticipated corn and soybean meal needs, respectively, through July 2012 for corn and May 2012 for soybean meal. A 10.0% change in corn and soybean meal prices on June 26, 2011 would have resulted in a $1.6 million change in the fair value of our net commodity derivative asset position, including margin cash, as of that date.

Interest Rates

Our earnings are also affected by changes in interest rates due to the impact those changes have on our variable-rate debt instruments. We had variable-rate debt instruments representing approximately 43.3% of our total debt at June 26, 2011. Holding other variables constant, including levels of indebtedness, an increase in interest rates of 25 basis points would have increased our interest expense by $0.8 million for the twenty-six weeks ended June 26, 2011. These amounts are determined by considering the impact of the hypothetical interest rates on our variable-rate debt at June 26, 2011.

Market risk for fixed-rate debt is estimated as the potential increase in fair value resulting from a hypothetical decrease in interest rates of 25 basis points. Using a discounted cash flow analysis, the market risk on fixed-rate debt totaled $67.4 million as of June 26, 2011.

Investments at June 26, 2011 were primarily comprised of corporate equity securities and both US corporate and municipal debt securities. Market risk related to our investments is not significant.

Foreign Currency

Our earnings are also affected by foreign currency exchange rate fluctuations related to the Mexican peso net monetary position of our Mexican subsidiaries. We manage this exposure primarily by attempting to minimize our Mexican peso net monetary position. We are also exposed to the effect of potential currency exchange rate fluctuations to the extent that amounts are repatriated from Mexico to the US. As of June 26, 2011, we anticipate that the cash flows of our Mexico subsidiaries will be reinvested in our Mexico operations. In addition, the Mexican peso exchange rate can directly and indirectly impact our financial condition and results of operations in several ways, including potential economic recession in Mexico because of devaluation of their currency. The impact on our financial position and results of operations resulting from a hypothetical change in the exchange rate between the US dollar and the Mexican peso cannot be reasonably estimated. Foreign currency exchange gains (losses), representing the change in the US dollar value of the net monetary assets of our Mexican subsidiaries denominated in Mexican pesos, were a gain of $2.5 million and a loss of $1.2 million in the twenty-six weeks ended June 26, 2011 and June 27, 2010, respectively. The average exchange rates for the twenty-six weeks ended June 26, 2011 and June 27, 2010 were 11.91 Mexican pesos to one US dollar and 12.69 Mexican pesos to one US dollar, respectively. No assurance can be given as to how future movements in the Mexican peso could affect our future financial condition or results of operations.

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

As of June 26, 2011, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that information we are required to disclose in our reports filed with the Securities and Exchange Commission is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the evaluation described above, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, identified no change in the Company’s internal control over financial reporting that occurred during the twenty-six weeks ended June 26, 2011 and that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Sheila Adams, et al. v. Pilgrim’s Pride Corporation. On June 1, 2009, approximately 555 former and current independent contract broiler growers, their spouses and poultry farms filed an adversary proceeding against us in the Bankruptcy Court styled “Sheila Adams, et al. v. Pilgrim’s Pride Corporation.” In the adversary proceeding, the plaintiffs assert claims against us for: (i) violations of Sections 202(a), (b) and (e), 7 US C. § 192 of the Packers and Stockyards Act of 1921 (the “PSA”); (ii) intentional infliction of emotional distress; (iii) violations of the Texas Deceptive Trade Practices Act (“DTPA”); (iv) promissory estoppel; (v) simple fraud; and (vi) fraud by non-disclosure. The plaintiffs also filed a motion to withdraw the reference of the adversary proceeding from the Bankruptcy Court to the Marshall Court. The motion was filed with the US District Court for the Northern District of Texas—Fort Worth Division (the “Fort Worth Court”). The Bankruptcy Court recommended the reference be withdrawn, but that the Fort Worth Court retain venue over the action to ensure against forum shopping. The Fort Worth Court granted the motion to withdraw the reference and consolidated this action with the City of Clinton proceeding described below. We filed a motion to dismiss the plaintiffs’ claims. The Fort Worth Court granted in part and denied in part our motion, dismissing the following claims and ordering the plaintiffs to file a motion to amend their lawsuit and re-plead their claims with further specificity or the claims would be dismissed with prejudice: (i) intentional infliction of emotional distress; (ii) promissory estoppel; (iii) simple fraud and fraudulent nondisclosure; and (iv) DTPA claims with respect to growers from Oklahoma, Arkansas, and Louisiana. The plaintiffs filed a motion for leave to amend on October 7, 2009. Plaintiffs’ motion for leave was granted and the plaintiffs filed their Amended Complaint on December 7, 2009. Subsequent to the Fort Worth Court granting in part and denying in part our motion to dismiss, the plaintiffs filed a motion to transfer venue of the proceeding from the Fort Worth Court to the Marshall Court. We filed a response to the motion, but the motion to transfer was granted on December 17, 2009. On December 29, 2009, we filed our answer to plaintiffs’

Amended Complaint with the Marshall Court. After engaging in discovery, the Company filed dispositive motions seeking the entry of judgment in its favor. The Marshall Court has not ruled on the motions. Instead, the Marshall Court is carrying the motions and a bench trial commenced on June 16, 2011. At this time, it is unknown when the trial will conclude. We intend to defend vigorously against the merits of the plaintiffs’ claims. The Company has recorded an estimated liability related to these claims. We express no opinion as to the likelihood of an unfavorable outcome or the amount or range of any possible loss to us.

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

Numerous former independent contract growers located in our Clinton, Arkansas complex filed proofs of claim against us relating to the Arnold litigation referenced above. The claims include: (i) fraud and deceit; (ii) constructive fraud; (iii) fraud in the inducement; (iv) promissory estoppel; (v) a request for declaratory relief; and (vi) violations of the Arkansas Livestock and Poultry Contract Protection Act, and relate to the growers’ allegations that they were required to spend significant amounts improving their poultry farms in order to continue their contractual relationship with our Company and predecessor companies prior to us idling our Clinton processing facility. Most of the growers in this consolidated claims administration proceeding were named plaintiffs in the case styled, “Ricky Arnold, et al. v. Pilgrim’s Pride Corporation, et al.” discussed above. On November 30, 2009, we filed objections to the proofs of claim. On August 2, 2010, we filed numerous motions for summary judgment requesting the Bankruptcy Court to dismiss each grower’s causes of action against our Company. In response to the dispositive motions, the growers conceded that their numerous fraud and statutory claims lacked merit; consequently, the parties recently submitted agreed orders dismissing these claims with prejudice. The sole remaining cause of action alleged by the growers against us is promissory estoppel. The hearing on our motions for summary judgment with respect to the promissory estoppel claims occurred on October 19, 2010. On December 15, 2010, the Bankruptcy Court granted the Company’s summary judgment motion on 106 of the 107 growers’ promissory estoppel claims. The Company settled with the grower whose claims were not dismissed for an immaterial amount. The growers whose claims were dismissed appealed the decision to the district court. Briefing of the appeal is complete, but district court has not entered a decision. The Company intends to defend vigorously against the merits of the growers’ appeal. We express no opinion as to the likelihood of an unfavorable outcome or the amount or range of any possible loss to us.

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

On May 9, 2011, the Court issued an Order setting a class certification hearing for February 7, 2012 and ordering the parties to confer and file a Docket Control Order by May 26, 2011. Thereafter, as per the Court’s Order, the parties negotiated a proposed Docket Control Order, which was signed by the Court on May 31, 2011.

The parties have since reached a verbal agreement to settle this matter, subject to the execution of settlement documents. In the interim, the parties have agreed not to engage in discovery. If the case does not settle as expected, the defendants intend to defend vigorously against the merits of the action and any attempts by the Lead Plaintiff to certify a class action.

ERISA Claims and Proceedings

On December 17, 2008, Kenneth Patterson filed suit in the US District Court for the Eastern District of Texas, Marshall Division, against Lonnie “Bo” Pilgrim, Lonnie Ken Pilgrim, Clifford E. Butler, J. Clinton Rivers, Richard A. Cogdill, Renee N. DeBar, our Compensation Committee and other unnamed defendants (the “Patterson action”). On January 2, 2009, a nearly identical suit was filed by Denise M. Smalls in the same court against the same defendants (the “Smalls action”). The complaints in both actions, brought pursuant to section 502 of the Employee Retirement Income Security Act of 1974 (“ERISA”), 29 US C. § 1132, alleged that the individual defendants breached fiduciary duties to participants and beneficiaries of the Pilgrim’s Pride Stock Investment Plan (the “Stock Plan”), as administered through the Pilgrim’s Pride Retirement Savings Plan (the “RSP”), and the To-Ricos, Inc. Employee Savings and Retirement Plan (the “To-Ricos Plan”) (collectively, the “Plans”) by failing to sell the common stock held by the Plans before it declined in value in late 2008, based on factual allegations similar to the allegation made in the Acaldo securities case discussed above. Patterson and Smalls further alleged that they purported to represent a class of all persons or entities who were participants in or beneficiaries of the Plans at any time between May 5, 2008 through the present and whose accounts held our common stock or units in our common stock. Both complaints sought actual damages in the amount of any losses the Plans suffered, to be allocated among the participants’ individual accounts as benefits due in proportion to the accounts’ diminution in value, attorneys’ fees, an order for equitable restitution and the imposition of constructive trust, and a declaration that each of the defendants have breached their fiduciary duties to the Plans’ participants.

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

Like the original Patterson and Smalls complaints, the Amended Complaint alleges that the defendants breached ERISA fiduciary duties to participants and beneficiaries of the RSP and To-Ricos Plan by permitting both Plans to continue investing in the Company’s common stock during the alleged class period. The Amended Complaint also alleges that certain defendants were “appointing” fiduciaries who failed to monitor the performance of the defendant-fiduciaries they appointed. Further, the Amended Complaint alleges that all defendants are liable as co-fiduciaries for one another’s alleged breaches. Plaintiffs seek actual damages in the amount of any losses the RSP and To-Ricos Plan attributable to the decline in the value of the common stock held by the Plans, to be allocated among the participants’ individual accounts as benefits due in proportion to the accounts’ alleged diminution in value, costs and attorneys’ fees, an order for equitable restitution and the imposition of constructive trust, and a declaration that each of the defendants have breached their ERISA fiduciary duties to the RSP and To-Ricos Plan’s participants.

The defendants filed a motion to dismiss the Amended Complaint on May 3, 2010. The plaintiffs responded to that motion on July 2, 2010, dropping plaintiff Smalls from the case and adding an additional plaintiff, Stanley Sylvestros. The defendants filed their reply in support of their motion to dismiss on August 2, 2010. The court has not yet ruled on the motion to dismiss.

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

In connection with the amended proof of claim, on May 26, 2010, we filed a petition in Tax Court in response to a Notice of Deficiency that was issued to the Company as the successor in interest to Gold Kist. The Notice of Deficiency and the Tax Court proceeding relate to a loss that Gold Kist claimed for its tax year ended June 30, 2004. The matter is currently in litigation before the Tax Court.

On August 10, 2010, we filed two petitions in Tax Court. The first petition relates to three Notices of Deficiency that were issued to us with respect to our 2003, 2005 and 2007 tax years. The second petition relates to a Notice of Deficiency that was issued to us with respect to Gold Kist’s tax year ended June 30, 2005 and its short tax year ended September 30, 2005. Both cases are currently in litigation before the Tax Court.

We express no opinion as to the likelihood of an unfavorable outcome or the amount or range of any possible loss to us related to the above Tax Court cases. If adversely determined, the outcome could have a material affect on the Company’s operating results and financial position.

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

10.1	Amendment No. 3 to the Credit Agreement dated as of June 23, 2011, by and among the Company, To-Ricos, Ltd. and To-Ricos Distribution, Ltd., the various subsidiaries of the Company party thereto, CoBank, ACB, as administrative agent, and the lenders party thereto (incorporated by reference from Exhibit 10.1 of the Company’s Form 8-K filed on June 24, 2011).

10.2	Subordinated Loan Agreement dated as of June 23, 2011, between the Company and JBS USA Holdings, Inc. (incorporated by reference from Exhibit 10.2 of the Company’s Form 8-K filed on June 24, 2011).

12	Ratio of Earnings to Fixed Charges for the twenty-six weeks ended June 26, 2011 and June 27, 2010.*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema**

101.CAL	XBRL Taxonomy Extension Calculation**

101.DEF	XBRL Taxonomy Extension Definition**

101.LAB	XBRL Taxonomy Extension Label**

101.PRE	XBRL Taxonomy Extension Presentation**

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PILGRIM’S PRIDE CORPORATION

/s/ Fabio Sandri
Date: July 29, 2011	Fabio Sandri
Principal Financial Officer

EXHIBIT INDEX

2.1	Agreement and Plan of Reorganization dated September 15, 1986, by and among Pilgrim’s Pride Corporation, a Texas corporation; Pilgrim’s Pride Corporation, a Delaware corporation; and Doris Pilgrim Julian, Aubrey Hal Pilgrim, Paulette Pilgrim Rolston, Evanne Pilgrim, Lonnie “Bo” Pilgrim, Lonnie Ken Pilgrim, Greta Pilgrim Owens and Patrick Wayne Pilgrim (incorporated by reference from Exhibit 2.1 to the Company’s Registration Statement on Form S-1 (No. 33-8805) effective November 14, 1986).

2.2	Agreement and Plan of Merger dated September 27, 2000 (incorporated by reference from Exhibit 2 of WLR Foods, Inc.’s Current Report on Form 8-K (No. 000-17060) dated September 28, 2000).

2.3	Agreement and Plan of Merger dated as of December 3, 2006, by and among the Company, Protein Acquisition Corporation, a wholly owned subsidiary of the Company, and Gold Kist Inc. (incorporated by reference from Exhibit 99.(D)(1) to Amendment No. 11 to the Company’s Tender Offer Statement on Schedule TO filed on December 5, 2006).

2.4	Stock Purchase Agreement by and between the Company and JBS USA Holdings, Inc., dated September 16, 2009 (incorporated by reference from Exhibit 2.1 of the Company’s Current Report on Form 8-K filed September 18, 2009).

2.5	Amendment No.1 to the Stock Purchase Agreement by and between the Company and JBS USA Holdings, Inc., dated December 28, 2009 (incorporated by reference from Exhibit 2.5 of the Company’s Annual Report on Form 10-K/A filed January 22, 2010).

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference from Exhibit 3.1 of the Company’s Form 8-A filed on December 28, 2009).

3.2	Amended and Restated Corporate Bylaws of the Company (incorporated by reference from Exhibit 3.2 of the Company’s Form 8-A filed on December 28, 2009).

4.1	Amended and Restated Certificate of Incorporation of the Company (included as Exhibit 3.1).

4.2	Amended and Restated Corporate Bylaws of the Company (included as Exhibit 3.2).

4.3	Stockholders Agreement dated December 28, 2009 between the Company and JBS USA Holdings, Inc. (incorporated by reference from Exhibit 4.1 to the Company’s Form 8-A filed on December 28, 2009).

4.4	Form of Common Stock Certificate (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 29, 2009).

4.5	Waiver to the Stockholders Agreement dated November 4, 2010 between JBS USA Holdings, Inc. and Pilgrim’s Pride Corporation (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 8, 2010).

4.6	Indenture dated as of December 14, 2010 among the Company, Pilgrim’s Pride Corporation of West Virginia, Inc. and The Bank of New York Mellon, as Trustee (incorporated by reference from Exhibit 4.1 of the Company’s Form 8-K filed on December 15, 2010).

4.7	Registration Rights Agreement dated December 14, 2010 among the Company and the representatives of the initial purchasers of the Senior 7.875% Note due 2018 (incorporated by reference from Exhibit 4.2 of the Company’s Form 8-K filed on December 15, 2010).

4.8	Form of Senior 7.875% Note due 2018 (incorporated by reference from Exhibit 4.3 of the Company’s Form 8-K filed on December 15, 2010).

4.9	Form of Guarantee (incorporated by reference from Exhibit 4.4 of the Company’s Form 8-K filed on December 15, 2010).

Additional long-term debt instruments are not filed since the total amount of those securities authorized under any such instrument does not exceed ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of such instruments to the SEC upon request.

10.1	Amendment No. 3 to the Credit Agreement dated as of June 23, 2011, by and among the Company, To-Ricos, Ltd. and To-Ricos Distribution, Ltd., the various subsidiaries of the Company party thereto, CoBank, ACB, as administrative agent, and the lenders party thereto (incorporated by reference from Exhibit 10.1 of the Company’s Form 8-K filed on June 24, 2011).

10.2	Subordinated Loan Agreement dated as of June 23, 2011, between the Company and JBS USA Holdings, Inc. (incorporated by reference from Exhibit 10.2 of the Company’s Form 8-K filed on June 24, 2011).

12	Ratio of Earnings to Fixed Charges for the twenty-six weeks ended June 26, 2011 and June 27, 2010.*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema**

101.CAL	XBRL Taxonomy Extension Calculation**

101.DEF	XBRL Taxonomy Extension Definition**

101.LAB	XBRL Taxonomy Extension Label**

101.PRE	XBRL Taxonomy Extension Presentation**

*	Filed herewith.
**	Furnished herewith.