Form 10-Q
period 2011-09-25
PILGRIMS PRIDE CORP
filed 2011-10-28
CIK 802481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2011

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

Number of shares outstanding of the issuer’s common stock, as of October 28, 2011, was 214,481,914, including 200,000 shares of restricted stock.

INDEX

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PILGRIM’S PRIDE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 25, 2011	December 26, 2010
	(In thousands)
Cash and cash equivalents	$46,904	$106,077
Restricted cash and cash equivalents	57,308	60,953
Investment in available-for-sale securities	52	1,554
Trade accounts and other receivables, less allowance for doubtful accounts	355,349	321,300
Account receivable from JBS USA, LLC	6,021	465
Inventories	919,550	1,029,254
Income taxes receivable	57,896	58,465
Current deferred tax assets	3,176	3,476
Prepaid expenses and other current assets	44,987	81,250
Assets held for sale	46,220	47,671

Total current assets	1,537,463	1,710,465
Investment in available-for-sale securities	1,797	11,595
Deferred tax assets	35,091	22,609
Other long-lived assets	62,124	67,143
Identified intangible assets, net	45,519	48,950
Property, plant and equipment, net	1,317,692	1,358,136

Total assets	$2,999,686	$3,218,898

Accounts payable	$326,308	$329,780
Account payable to JBS USA, LLC	16,257	7,212
Accrued expenses and other current liabilities	312,155	297,940
Income taxes payable	1,659	6,814
Current deferred tax liabilities	38,744	38,745
Current maturities of long-term debt	15,609	58,144

Total current liabilities	710,732	738,635
Long-term debt, less current maturities	1,458,890	1,281,160
Note payable to JBS USA Holdings, Inc.	50,000	—
Deferred tax liabilities	4,751	3,476
Other long-term liabilities	111,391	117,031

Total liabilities	2,335,764	2,140,302
Common stock	2,143	2,143
Additional paid-in capital	1,443,335	1,442,810
Accumulated deficit	(758,590)	(348,653)
Accumulated other comprehensive loss	(25,492)	(23,637)

Total Pilgrim’s Pride Corporation stockholders’ equity	661,396	1,072,663
Noncontrolling interest	2,526	5,933

Total stockholders’ equity	663,922	1,078,596

Total liabilities and stockholders’ equity	$2,999,686	$3,218,898

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 25, 2011	September 26, 2010	September 25, 2011	September 26, 2010
	(In thousands, except per share data)
Net sales	$1,891,224	$1,719,850	$5,706,390	$5,070,336
Costs and expenses:
Cost of sales	1,953,611	1,560,031	5,868,115	4,726,007
Operational restructuring charges, net	—	2,525	—	2,525

Gross profit (loss)	(62,387)	157,294	(161,725)	341,804
Selling, general and administrative expense	51,197	45,096	157,341	157,415
Administrative restructuring charges, net	11,472	(1,006)	11,472	51,695

Operating income (loss)	(125,056)	113,204	(330,538)	132,694
Interest expense	27,930	26,492	82,863	81,027
Interest income	(323)	(646)	(1,311)	(1,820)
Foreign currency transaction losses (gains)	13,925	(280)	11,235	877
Miscellaneous, net	(3,728)	(1,396)	(6,236)	(9,382)

Income (loss) before reorganization items and income taxes	(162,860)	89,034	(417,089)	61,992
Reorganization items, net	—	—	—	18,541

Income (loss) before income taxes	(162,860)	89,034	(417,089)	43,451
Income tax expense (benefit)	(60)	30,512	(6,462)	(4,295)

Net income (loss)	(162,800)	58,522	(410,627)	47,746
Less: Net income (loss) attributable to noncontrolling interests	(284)	596	790	2,449

Net income (loss) attributable to Pilgrim’s Pride Corporation	$(162,516)	$57,926	$(411,417)	$45,297

Weighted average shares of common stock outstanding:
Basic	214,282	214,282	214,282	214,282
Diluted	214,282	214,282	214,282	214,282
Net income (loss) per share of common stock outstanding:
Basic	$(0.76)	$0.27	$(1.92)	$0.21
Diluted	$(0.76)	$0.27	$(1.92)	$0.21

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 25, 2011	September 26, 2010	September 25, 2011	September 26, 2010
		(In thousands)
Net income (loss)	$(162,800)	$58,522	$(410,627)	$47,746
Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale securities	(1,147)	457	(1,867)	743
Tax effect(a)	—	(172)	—	(353)

Unrealized holding gains (losses) on available-for-sale securities, net of tax	(1,147)	285	(1,867)	390
Recognition in earnings of a previously unrecognized gain on a derivative instrument designated as a cash flow hedge	—	—	—	(4,086)
Tax effect	—	—	—	1,521

Recognition in earnings of a previously unrecognized gain on a derivative instrument designated as a cash flow hedge, net of tax	—	—	—	(2,565)
Gains associated with pension and other postretirement benefits	23	42	12	9,470
Tax effect(a)	—	(16)	—	(3,601)

Gains associated with pension and other postretirement obligations, net of tax benefits, net of tax	23	26	12	5,869

Total other comprehensive income (loss), net of tax	(1,124)	311	(1,855)	3,694

Comprehensive income (loss)	(163,924)	58,833	(412,482)	51,440
Less: Comprehensive income (loss) attributable to noncontrolling interests	(284)	596	790	2,449

Comprehensive income (loss) attributable to Pilgrim’s Pride Corporation	$(163,640)	$58,237	$(413,272)	$48,991

(a)	For the thirteen and thirty-nine weeks ended September 25, 2011, no tax effect is reflected because the Company has recorded a valuation allowance against the deferred tax benefit.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Pilgrim’s Pride Corporation Stockholders
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount
	(In thousands)
Balance at December 26, 2010	214,282	$2,143	$1,442,810	$(348,653)	$(23,637)	$5,933	$1,078,596
Comprehensive loss:
Net income (loss)	—	—	—	(411,417)	—	790	(410,627)
Other comprehensive loss, net of tax:
Net unrealized holding losses on available-for-sale securities, net of tax	—	—	—	—	(1,867)	—	(1,867)
Gains associated with pension and other postretirement benefit obligations, net of tax	—	—	—	—	12	—	12

Total other comprehensive loss, net of tax							(1,855)

Total comprehensive loss							(412,482)

Share-based compensation	—	—	418	—	—	—	418
Other activity	—	—	107	1,480	—	(4,197)	(2,610)

Balance at September 25, 2011	214,282	$2,143	$1,443,335	$(758,590)	$(25,492)	$2,526	$663,922

Balance at December 27, 2009	77,141	$771	$648,583	$(435,794)	$(27,266)	$6,514	$192,808
Comprehensive income:
Net income	—	—	—	45,297	—	2,449	47,746
Other comprehensive income (loss), net of tax:
Net unrealized holding gains on available-for-sale securities, net of tax	—	—	—	—	390	—	390
Recognition in earnings of a previously unrecognized gain on a derivative instrument designated as a cash flow hedge, net of tax	—	—	—	—	(2,565)	—	(2,565)
Gains associated with pension and other postretirement benefit obligations, net of tax	—	—	—	—	5,869	—	5,869

Total other comprehensive income, net of tax							3,694

Total comprehensive income							51,440

Common stock issued	137,141	1,372	798,628	—	—	—	800,000
Other activity	—	—	(4,401)	—	—	(3,608)	(8,009)

Balance at September 26, 2010	214,282	$2,143	$1,442,810	$(390,497)	$(23,572)	$5,355	$1,036,239

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Thirty-Nine Weeks Ended
	September 25, 2011	September 26, 2010
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(410,627)	$47,746
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	156,706	175,397
Asset impairment	11,640	15,231
Foreign currency transaction losses (gains)	9,594	(399)
Noncash loss on early extinguishment of debt recognized as a reorganization item	—	13,654
Accretion of bond discount	339	—
Loss (gain) on property disposals	177	(3,057)
Share-based compensation	418	—
Deferred income tax benefit	(10,707)	(11,705)
Changes in operating assets and liabilities:
Restricted cash and cash equivalents	3,645	5,072
Trade accounts and other receivables	(42,871)	(42,566)
Inventories	101,565	(168,178)
Prepaid expenses and other current assets	34,824	(27,758)
Accounts payable, accrued expenses and other current liabilities	18,625	(146,603)
Income taxes	1,030	111,606
Deposits	2,180	55,447
Other operating assets and liabilities	(6,018)	(1,579)

Cash provided by (used in) operating activities	(129,480)	22,308
Cash flows from investing activities:
Acquisitions of property, plant and equipment	(121,869)	(109,037)
Purchases of investment securities	(4,536)	(9,377)
Proceeds from sale or maturity of investment securities	14,631	9,649
Proceeds from property disposals	7,502	11,581

Cash used in investing activities	(104,272)	(97,184)
Cash flows from financing activities:
Proceeds from note payable to JBS USA	50,000	—
Proceeds from revolving line of credit and long-term borrowings	804,689	1,652,700
Payments on revolving line of credit, long-term borrowings and capital lease obligations	(669,832)	(2,508,549)
Proceeds from sale of common stock	—	800,000
Purchase of remaining interest in subsidiary	(2,504)	(7,637)
Payment of capitalized loan costs	(4,395)	(49,981)
Other financing activities	(106)	(353)

Cash provided by (used in) financing activities	177,852	(113,820)
Effect of exchange rate changes on cash and cash equivalents	(3,273)	(1,391)

Decrease in cash and cash equivalents	(59,173)	(190,087)
Cash and cash equivalents, beginning of period	106,077	236,300

Cash and cash equivalents, end of period	$46,904	$46,213

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

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

Consolidated Financial Statements

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the US for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the US Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the US for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments unless otherwise disclosed) considered necessary for a fair presentation have been included. Operating results for the thirteen and thirty-nine weeks ended September 25, 2011 are not necessarily indicative of the results that may be expected for the year ending December 25, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 26, 2010.

Pilgrim’s operates on a 52/53-week fiscal year that ends on the Sunday falling on or before December 31. The reader should assume any reference we make to a particular year (for example, 2011) in the notes to these Condensed Consolidated Financial Statements applies to our fiscal year and not the calendar year.

The Condensed Consolidated Financial Statements include the accounts of the Company and its majority owned subsidiaries. We eliminate all significant affiliate accounts and transactions upon consolidation.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company measures the financial statements of its Mexico subsidiaries as if the US dollar were the functional currency. Accordingly, we remeasure assets and liabilities, other than non-monetary assets, of the Mexico subsidiaries at current exchange rates. We remeasure non-monetary assets using the historical exchange rate in effect on the date of each asset’s acquisition. We remeasure income and expenses at average exchange rates in effect during the period. Currency exchange gains or losses are included in the line item Foreign currency transaction losses (gains) in the Condensed Consolidated Statements of Operations.

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

Recently Adopted Accounting Pronouncements

On December 27, 2010, the Company adopted a portion of Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements, which amended Accounts Standards Codification (“ASC”) Subtopic 820-10 by including new required disclosures regarding activity in Level 3 fair value measurements. The adoption of the subject guidance under amended ASC 820-10 did not have a material impact on the Company’s consolidated financial statements.

Accounting Pronouncements Issued But Not Yet Adopted

The Financial Accounting Standards Board (the “FASB”) recently issued ASU No. 2011-05, Presentation of Comprehensive Income which eliminates the option of reporting other comprehensive income (“OCI”) as a component of the statement of stockholders equity. The amendment requires that total comprehensive income, the components of net income and the components of OCI either be presented in one continuous statement of comprehensive income or in two separate but consecutive statements. The amendment is effective for fiscal years beginning after December 15, 2011 and is to be applied retrospectively. The Company has not yet adopted this amendment; however, adoption will not have a material impact on the Company’s financial position, results of operations or cash flow.

The FASB recently issued ASU No. 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Disclosure Requirements in the U.S. GAAP and IFRS. The amendment clarifies the FASB’s intent about the application of existing fair value measurement and disclosure

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

requirements (ASC Topic 820) and improves consistency in wording to ensure that U.S. GAAP and IFRS are described the same way. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendment is effective for fiscal years beginning after December 15, 2011 and is to be applied prospectively. The Company has not yet adopted this amendment; however, adoption will not have a material impact on the Company’s financial position, results of operations or cash flow.

Common Stock Equivalents

Due to the net losses incurred in the thirteen and thirty-nine weeks ended September 25, 2011, the Company did not include 162 and 7,795 common stock equivalents, respectively, in the calculations of the denominators for net loss per diluted common share as these common stock equivalents would be anti-dilutive.

2. CHAPTER 11 PROCEEDINGS

Emergence from Bankruptcy

On December 1, 2008, Pilgrim’s and six of its subsidiaries filed voluntary petitions in the United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division (the “Bankruptcy Court”), seeking reorganization relief under the provisions of Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”). We emerged from Chapter 11 bankruptcy proceedings on December 28, 2009. In connection with our emergence from bankruptcy, our common stock outstanding immediately prior to the emergence was cancelled and converted into the right to receive newly-issued shares of common stock of the reorganized Company based on a one-for-one exchange ratio, which constituted 36.0% of the total number of shares of our newly-issued common stock on that date. The remaining shares of our newly-issued common stock, constituting 64.0% of our total issued and outstanding common stock on December 28, 2009, were purchased for $800.0 million by JBS USA Holdings, Inc. (“JBS USA”), a wholly-owned indirect subsidiary of JBS S.A., a Brazil-based meat producer. On November 5, 2010, JBS USA increased its stake in the Company to 67.3% of the total number of shares issued and outstanding on such date.

Upon exiting from bankruptcy, Pilgrim’s and certain of its subsidiaries entered into an exit credit facility that provided for an aggregate commitment of $1.75 billion (the “Exit Credit Facility”). The facility currently consists of a $700.0 million revolving credit facility maturing on December 28, 2014 and a $582.3 million Term B facility maturing on December 28, 2014. As of September 25, 2011, a principal amount of $394.4 million under the revolving loan commitment and a principal amount of $578.5 million under the Term B facility were outstanding.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Financial Reporting Considerations

The Company’s emergence from bankruptcy did not qualify for fresh start accounting because the reorganization value determined for the Company upon emergence exceeded post-petition liabilities and allowed claims. Reorganization value is the estimated fair value of the Company before considering liabilities and approximates the amount a willing buyer would pay for the assets of the Company immediately after the restructuring. To determine its reorganization value, the Company considered recent third-party valuations of its assets as well as the purchase price paid by JBS USA for 64.0% of the common stock of the reorganized Company. Management believes that the method used to determine the Company’s reorganization value was the most appropriate method under the circumstances because the Bankruptcy Court did not declare a reorganization value for the Company. The Company’s conclusion that it did not qualify for fresh start accounting was substantiated by the fact that (i) no liabilities were discounted in the plan of reorganization and (ii) the common stock of the reorganized Company traded at an average price of $8.40 per share on December 28, 2009, resulting in a market capitalization on 36.0% of the outstanding common stock of the reorganized Company of approximately $650.0 million and indicating that the investment community believed that the fair value of the Company’s assets exceeded its post-petition liabilities and allowed claims on December 28, 2009. The acquisition of a controlling interest in the Company by JBS USA did not qualify for push-down accounting as JBS USA only purchased 64.0% of the common stock of the reorganized Company on December 28, 2009. Thus, the Company did not revalue its assets and liabilities because of either its emergence from bankruptcy or the purchase of 64.0% of the common stock of the reorganized Company by JBS USA.

From December 1, 2008 through March 28, 2010, the Company applied ASC Topic 852, Reorganizations, in preparing the Condensed Consolidated Financial Statements. ASC Topic 852 requires that the financial statements, for periods subsequent to a Chapter 11 filing, distinguish transactions and events that were directly associated with the reorganization from the ongoing operations of the business.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the thirteen weeks ended September 25, 2011 and September 26, 2010, we did not incur costs related to reorganization. Net reorganization costs totaling $18.5 million were recognized during the thirty-nine weeks ended September 26, 2010. We did not incur reorganization items during the thirty-nine weeks ended September 25, 2011.

The following expenses, realized gains and provisions for losses that were realized or incurred in the bankruptcy proceedings were recorded in Reorganization items, net on the accompanying Condensed Consolidated Statement of Operations for thirty-nine weeks ended September 26, 2010:

Thirty-Nine Weeks Ended September 26, 2010
(In thousands)
Professional fees directly related to reorganization(a)	$2,785
Finance costs related to various credit facilities(b)	13,654
Other costs(c)	2,102

Reorganization items, net	$18,541

(a)	Professional fees directly related to reorganization included post-petition fees associated with advisors to Pilgrim’s and the six subsidiaries that filed bankruptcy petitions, the statutory committee of unsecured creditors and certain secured creditors.
(b)	For the thirty-nine weeks ended September 26, 2010, Finance costs related to various credit facilities included (i) recognition of expenses totaling $17.8 million related to the elimination of unamortized loan costs associated with certain credit facilities and unsecured notes payable that were effectively extinguished on December 28, 2009 and (ii) recognition of a previously unrealized gain totaling $4.1 million related to a derivative instrument designated as a cash flow hedge against the interest rate charged on an unsecured note payable that was effectively extinguished on December 28, 2009.
(c)	Other costs included costs related to post-petition facilities closures.

Net cash outflow resulting from reorganization items during the thirty-nine weeks ended September 26, 2010 totaled $30.7 million. This included payment of professional fees directly related to the reorganization totaling $15.7 million, payment of incentive compensation totaling $12.9 million that was contingent upon confirmation by the Bankruptcy Court of a plan of reorganization, severance payments of $1.5 million and net payment of facility closure costs totaling $0.5 million. These cash flows are included in Cash flows from operating activities on the Condensed Consolidated Statements of Cash Flows.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company did not record activity through the accrued reorganization cost accounts during the thirty-nine weeks ended September 25, 2011. The following table sets forth activity that was recorded through the Company’s accrued reorganization cost accounts during the thirty-nine weeks ended September 26, 2010:

	Accrued Professional Fees	Accrued Incentive Compensation	Accrued Other Costs	Total
	(In thousands)
Balance at December 27, 2009	$14,125	$13,024	$745	$27,894
Accruals	4,434	—	849	5,283
Payment /Disposal	(15,680)	(12,913)	(1,538)	(30,131)
Adjustments	(2,879)	(111)	(56)	(3,046)

Balance at September 26, 2010	$—	$—	$—	$—

The Company has resolved a majority of the claims filed against it through settlement or by Bankruptcy Court order. The claims resolution process continues for the remaining unresolved claims and will continue until all claims are concluded. Unpaid amounts related to unresolved claims are classified in Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets. During the thirty-nine weeks ended September 25, 2011, the Company paid creditors approximately $0.4 million to settle allowed claim amounts and interest accrued on those claim amounts. As of September 25, 2011, the following pre-petition obligations relating to claims not subject to litigation remain outstanding:

In thousands
Trade claims	$313
Interest accrued on unpaid claims	45

Total pre-petition obligations	$358

The Company is also the named defendant in several pre-petition lawsuits that, as of September 25, 2011, have not been resolved. Additional information regarding these lawsuits is included in “Note 16. Commitments and Contingencies.”

3. EXIT OR DISPOSAL ACTIVITIES

In February 2008, the Company’s Board of Directors approved certain exit or disposal activities as part of a plan to rationalize both our manufacturing and distribution footprints and to eliminate administrative redundancies in an effort to curtail losses resulting from record-high feed ingredient costs and an oversupply of chicken in the US. Beginning in January 2010, Company management implemented certain additional exit or disposal activities to integrate the administrative functions of the Company into those of JBS USA. In July 2011, additional exit and disposal activities were implemented by Company management to consolidate operations at our Dallas, Texas facility into other facilities in the surrounding area. These exit or disposal activities eliminated a total of approximately 5,100 positions and resulted in net pre-tax charges totaling $142.1 million. Of these charges, we recognized $49.1 million of severance and other personnel costs, $46.3 million of asset impairments, $31.8 million in losses related to the sale of unneeded eggs and the depletion of unneeded flocks, $4.0 million of grower compensation, $2.0

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

million of lease continuation costs, $2.1 million in losses related to scrapped inventory and $6.8 million in other restructuring costs. All exit or disposal costs related to these activities, with the exception of costs or losses related to asset impairments, sales of unneeded eggs, depletion of unneeded flocks and scrapped inventory, resulted in cash expenditures or will result in cash expenditures within one year. The cash-related portion of these exit or disposal costs totaled $54.2 million.

Results of operations for the thirteen weeks ended September 25, 2011 and September 26, 2010 included exit or disposal costs totaling $1.0 million and $3.2 million, respectively. Results of operations for the thirteen weeks ended September 25, 2011 and September 26, 2010 also included adjustments totaling $0.3 million and $10.1 million, respectively, which reduced accrued costs. Adjustments recognized in the thirteen weeks ended September 25, 2011 included the elimination of accrued severance in excess of actual severance costs incurred during the exit or disposal period. Adjustments recognized in the thirteen weeks ended September 26, 2010 included favorable adjustments to incentive compensation related to excise taxes upon finalization of an incentive plan analysis as well as elimination of accrued severance and other exit or disposal costs.

Results of operations for the thirty-nine weeks ended September 25, 2011 and September 26, 2010 included exit or disposal costs totaling $2.3 million and $41.1 million, respectively. Results of operations for the thirty-nine weeks ended September 25, 2011 and September 26, 2010 also included adjustments totaling $1.0 million and $11.0 million, respectively, which reduced accrued costs. Adjustments recognized in the thirty-nine weeks ended September 25, 2011 and September 26, 2010 included the elimination of accrued severance in excess of actual severance costs incurred during the exit or disposal period. During the thirty-nine weeks ended September 26, 2010, we also recognized an adjustment for the assumption of a lease obligation related to a closed office building by an outside party and favorable adjustments to incentive compensation related to excise taxes upon finalization of an incentive plan analysis.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth activity that was recorded through the Company’s accrued exit or disposal cost accounts during the thirty-nine weeks ended September 25, 2011 and September 26, 2010:

	Accrued Severance	Accrued Lease Obligation	Accrued Grower Pay	Accrued Other Exit or Disposal Costs	Accrued Inventory Charges	Total
	(In thousands)
Balance at December 26, 2010	$4,150	$—	$—	$—	$793	$4,943
Accruals	2,290	—	—	—	—	2,290
Payment /Disposal	(4,357)	—	—	—	—	(4,357)
Adjustments	(964)	—	—	—	—	(964)

Balance at September 25, 2011	$1,119	$—	$—	$—	$793	$1,912

Balance at December 27, 2009	$516	$20	$3,615	$—	$1,903	$6,054
Accruals	29,074	—	—	9,870	2,118	41,062
Payment /Disposal	(24,647)	—	(1,055)	—	(2,649)	(28,351)
Adjustments	(139)	(20)	(1,004)	(9,870)	—	(11,033)

Balance at September 26, 2010	$4,804	$—	$1,556	$—	$1,372	$7,732

Net exit or disposal costs totaling $0.7 million and $1.3 million were recognized during the thirteen and thirty-nine weeks ended September 25, 2011, respectively, and were recorded in either Cost of sales, Selling, general and administrative expense, or Administrative restructuring charges, net on the accompanying Condensed Consolidated Statements of Operations. Net exit or disposal costs recognized during the thirteen and thirty-nine weeks ended September 26, 2010 were classified as Administrative restructuring charges, net or Operational restructuring charges, net. Certain exit or disposal costs were classified as Administrative restructuring charges, net, a component of operating income below gross profit, on the accompanying Consolidated Statements of Operations because management believed these costs were not directly related to the Company’s ongoing production. Components of operational restructuring charges and administrative restructuring charges recognized during the thirteen and thirty-nine weeks ended September 25, 2011 and September 26, 2010 are summarized below:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 25, 2011	September 26, 2010	September 25, 2011	September 26, 2010

	(In thousands)
Operational restructuring charges, net:
Relocation charges expensed as incurred	$—	$2,121	$—	$2,121
Asset impairments (Note 9-Property, Plant and Equipment)	—	404	—	404

Total	$—	$2,525	$—	$2,525

Administrative restructuring charges, net:
Accrued severance provisions (adjustments)	$1,000	$3,897	$1,000	$29,784
Reversal of incentive compensation cost and related excise tax	—	(9,869)	—	—
Relocation charges expensed as incurred	—	4,966	—	4,966
Asset impairments (Note 9-Property, Plant and Equipment)	8,832	—	8,832	14,827
Loss on egg sales and flock depletion expensed as incurred	1,640	—	1,640	2,118

Total	$11,472	$(1,006)	$11,472	$51,695

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

Additional information regarding the Dallas, Texas facility closure is included in “Note 9. Property, Plant and Equipment.”

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4. FAIR VALUE MEASUREMENT

The asset (liability) amounts recorded in the Condensed Consolidated Balance Sheets (carrying amounts) and the estimated fair values of financial instruments at September 25, 2011 and December 26, 2010 consisted of the following:

	September 25, 2011		December 26, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Note Reference
		(In thousands)
Cash and cash equivalents	$46,904	$46,904	$106,077	$106,077
Short-term restricted cash and cash equivalents(a)	57,308	57,308	60,953	60,953
Short-term investments in available-for-sale securities	52	52	1,554	1,554	7
Trade accounts and other receivables	355,349	355,349	321,300	321,300	5
Account receivable from JBS USA, LLC	6,021	6,021	465	465	5, 15
Derivative trading accounts margin cash(b):	8	8	4,528	4,528
Commodity derivative assets(b):					8
Futures	7,549	7,549	32,962	32,962
Options	2,044	2,044	399	399
Long-term investments in available-for-sale securities	1,797	1,797	11,595	11,595	7
Long-term restricted cash equivalents(c)	5,000	5,000	5,000	5,000
Accounts payable and Accrued expenses and other current liabilites(d)	(632,007)	(632,007)	(611,333)	(611,333)	10
Account payable to JBS USA, LLC	(16,257)	(16,257)	(7,212)	(7,212)	10, 15
Commodity derivative liabilities(e):					8
Futures	(3,333)	(3,333)	(8,497)	(8,497)
Options	(2)	(2)	(7,890)	(7,890)
Derivative trading accounts margin liability(e)	(3,121)	(3,121)	—	—
Long-term debt and other borrowing arrangements(f)	(1,474,499)	(1,434,416)	(1,339,304)	(1,355,135)	11
Note payable to JBS USA Holdings	(50,000)	(51,346)	—	—	11

(a)	Cash and cash equivalents held by the Company’s captive insurance subsidiaries is restricted as to use because it collateralizes certain insurance obligations.
(b)	Derivative trading accounts margin cash and commodity derivative assets are included in Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets.
(c)	Long-term restricted cash and cash equivalents are included in Other long-lived assets on the Condensed Consolidated Balance Sheets.
(d)	Accounts payable and Accrued expenses and other current liabilities presented above excludes commodity derivative liabilities and derivative trading accounts margin liability.
(e)	Commodity derivative liabilities and margin liability are included in Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets.
(f)	The fair values of the Company’s long-term debt and other borrowing arrangements were estimated by calculating the net present value of future payments for each debt obligation or borrowing by: (i) using the US Treasury interest rate applicable for an instrument with a life similar to the remaining life of each debt obligation or borrowing plus the same interest rate spread applied to each debt obligation or borrowing at inception, (ii) using a current discount rate for similar types of debt obligations with the same credit rating or (iii) using the quoted market price at September 25, 2011.

The carrying amounts of our cash and cash equivalents, derivative trading accounts margin cash, restricted cash and cash equivalents, accounts receivable, accounts payable and certain other liabilities approximate their fair values due to their relatively short maturities. The Company adjusts its investments, commodity derivative assets and commodity derivative liabilities to fair value based on quoted market prices in active markets for identical instruments, quoted market prices in active markets for similar instruments with inputs that are observable for the subject instrument, or unobservable inputs such as discounted cash flow models or valuations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

As of September 25, 2011, the Company held certain items that are required to be measured at fair value on a recurring basis. These included cash and cash equivalents, derivative assets and liabilities, short-term investments in available-for-sale securities and long-term investments in available-for-sale securities. Cash equivalents consist of short-term, highly liquid, income-producing investments such as money market funds and other funds that have maturities of 90 days or less. Derivative assets and liabilities consist of long and short positions on both exchange-traded commodity futures and commodity options as well as margin cash on account with the Company’s derivatives brokers. Short-term investments in available-for-sale securities consist of short-term, highly liquid, income-producing investments such as municipal debt securities that have maturities of greater than 90 days but less than one year. Long-term investments in available-for-sale securities consist of income-producing investments such as municipal debt securities, corporate debt securities, equity securities and fund-of-funds units that have maturities of greater than one year.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following items were measured at fair value on a recurring basis at September 25, 2011:

	Level 1	Level 2	Level 3	Total
		(In thousands)
Cash and cash equivalents	$46,904	$—	$—	$46,904
Short-term restricted cash and cash equivalents	57,257	51	—	57,308
Short-term investments in available-for-sale securities	—	52	—	52
Derivative trading accounts margin cash	8	—	—	8
Commodity derivative assets:
Futures	7,549	—	—	7,549
Options	—	2,044	—	2,044
Long-term investments in available-for-sale securities	—	552	1,245	1,797
Long-term restricted cash equivalents	5,000	—	—	5,000
Commodity derivative liabilities:
Futures	(3,333)	—	—	(3,333)
Options	—	(2)	—	(2)
Derivative trading accounts margin liability	(3,121)	—	—	(3,121)

Financial assets and liabilities classified in Level 1 at September 25, 2011 include cash and cash equivalents, restricted cash and cash equivalents, equity securities and commodity futures derivative instruments traded in active markets. The valuation of these instruments is determined using a market approach, taking into account current interest rates, creditworthiness, and liquidity risks in relation to current market conditions, and is based upon unadjusted quoted prices for identical assets in active markets. The valuation of financial assets and liabilities in Level 2 is determined using a market approach based upon quoted prices for similar assets and liabilities in active markets or other inputs that are observable for substantially the full term of the financial instrument. Level 2 securities primarily include fixed income securities and commodity option derivative instruments. The valuation of financial assets in Level 3 is determined using an income approach based on unobservable inputs such as discounted cash flow models or valuations. The Company’s sole Level 3 financial asset at September 25, 2011 was a fund of funds investment.

The following table presents activity for the thirty-nine weeks ended September 25, 2011 and September 26, 2010, respectively, related to the Company’s investment in a fund of funds asset that is measured at fair value on a recurring basis using Level 3 inputs:

	Thirty-Nine Weeks Ended
	September 25, 2011	September 26, 2010
	(In thousands)
Balance at beginning of period	$1,190	$1,116
Included in other comprehensive income	55	19

Balance at end of period	$1,245	$1,135

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records certain assets and liabilities at fair value on a nonrecurring basis. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges when required by U.S. GAAP. Certain long-lived assets held for sale with a carrying amount of $31.5 million were written down to their fair value of $22.7 million, resulting in a loss of $8.8 million recorded in earnings during the thirteen weeks ended September 25, 2011. During the thirty-nine weeks ended September 25, 2011 certain long-lived assets held for sale with a carrying amount of $38.2 million were written down to their fair value of $26.6 million, resulting in a loss of $11.6 million recorded in earnings. The estimated cost to sell these assets is immaterial. These assets are classified as Level 2 assets because their fair value can be corroborated based on observable market data.

5. TRADE ACCOUNTS AND OTHER RECEIVABLES

Trade accounts and other receivables, less allowance for doubtful accounts, consisted of the following:

	September 25, 2011	December 26, 2010
	(In thousands)
Trade accounts receivable	$345,339	$318,008
Account receivable from JBS USA, LLC	6,021	465
Other receivables	15,270	9,355

Receivables, gross	366,630	327,828
Allowance for doubtful accounts	(5,260)	(6,063)

Receivables, net	$361,370	$321,765

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. INVENTORIES

Inventories consisted of the following:

	September 25, 2011	December 26, 2010
	(In thousands)
Chicken:
Live chicken and hens	$376,762	$348,700
Feed, eggs and other	238,784	221,939
Finished chicken products	283,208	440,458

Total chicken inventories	898,754	1,011,097

Other products:
Commercial feed, table eggs and other	15,214	12,355
Distribution inventories (other than chicken products)	5,582	5,802

Total other products inventories	20,796	18,157

Total inventories	$919,550	$1,029,254

Inventories included a lower-of-cost-or-market allowance of $6.0 million and $2.5 million at September 25, 2011 and December 26, 2010, respectively.

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

	September 25, 2011		December 26, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Cash equivalents:
Fixed income securities	$50	$51	$50	$51
Other	57,257	57,257	60,902	60,952

Short-term investments:
Fixed income securities	$51	$52	$1,518	$1,554

Long-term investments:
Fixed income securities	$470	$552	$3,285	$3,452
Equity securities	—	—	5,884	6,953
Other	1,300	1,245	1,300	1,190

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Maturities for the Company’s investments in fixed income securities as of September 25, 2011 were as follows:

	Amount	Percent
	(In thousands)
Matures in less than one year	$103	16%
Matures between one and two years	162	25%
Matures between two and five years	229	35%
Matures in excess of five years	161	24%

	$655	100%

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

8. DERIVATIVE FINANCIAL INSTRUMENTS

The Company utilizes various raw materials in its operations, including corn, soybean meal, soybean oil and energy, such as natural gas, electricity and diesel fuel, which are all considered commodities. The Company considers these raw materials generally available from a number of different sources and believes it can obtain them to meet its requirements. These commodities are subject to price fluctuations and related price risk due to factors beyond our control, such as economic and political conditions, supply and demand, weather, governmental regulation and other circumstances. Generally, the Company purchases derivative financial instruments, specifically exchange-traded futures and options, in an attempt to mitigate price risk related to its anticipated consumption of commodity inputs for periods of up to 12 months. The Company may purchase longer-term derivative financial instruments on particular commodities if deemed appropriate. The fair value of derivative assets is included in the line item Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets while the fair value of derivative liabilities is included in the line item Accrued expenses and other current liabilities on the same statements. Our counterparties require that we post cash collateral for changes in the net fair value of the derivative contracts.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We have not designated the derivative financial instruments that we have purchased to mitigate commodity purchase exposures as cash flow hedges. Therefore, we recognized changes in the fair value of these derivative financial instruments immediately in earnings. Gains or losses related to these derivative financial instruments are included in the line item Cost of sales in the Condensed Consolidated Statements of Operations. The Company recognized net gains of $34.4 million and $60.8 million, respectively, related to changes in the fair value of its derivative financial instruments during the thirteen and thirty-nine weeks ended September 25, 2011. The Company recognized $15.4 million and $6.4 million in net gains, respectively, related to changes in the fair value of its derivative financial instruments during the thirteen and thirty-nine weeks ended September 26, 2010.

Information regarding the Company’s outstanding derivative instruments and cash collateral posted with (owed to) brokers is included in the following table:

	September 25, 2011	December 26, 2010
	(Fair values in thousands)
Fair values:
Commodity derivative assets	$9,593	$33,361
Commodity derivative liabilities	(3,335)	(16,387)
Cash collateral posted with (owed to) brokers	(3,113)	4,528

Derivatives Coverage(a):
Corn	N/A	13.8%
Soybean meal	N/A	8.7%
Period through which stated percent of needs are covered:
Corn	N/A	December 2011
Soybean meal	N/A	December 2011

Written put options outstanding(b):
Fair value	$(2)	$7,890
Number of contracts:
Corn	80	6,775
Soybean meal	—	750
Expiration dates	December 2011	May 2011 through December 2011

Short positions on outstanding futures derivative instruments(b):
Fair value	$7,524	$8,497
Number of contracts:
Corn	1,395	2,805
Soybean meal	630	692

(a)	Derivatives coverage is the percent of anticipated corn and soybean meal needs covered by outstanding derivative instruments through a specified date. As of September 25, 2011, the Company had short derivative positions to offset long forward cash purchases, which exceeded open long derivative positions for both corn and soybean meal. These positions expire by December 2012.
(b)	A written put option is an option that the Company has sold that grants the holder the right, but not the obligation, to sell the underlying asset at a certain price for a specified period of time. When the Company takes a short position on a futures derivative instrument, it agrees to sell the underlying asset in the future at a price established on the contract date. The Company writes put options and takes short positions on futures derivative instruments to minimize the impact of feed ingredients price volatility on its operating results.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On December 28, 2009, the Company recognized in earnings a previously unrealized gain totaling $4.1 million on a derivative instrument designated as a cash flow hedge against the interest rate charged on an unsecured note payable that was effectively extinguished on December 28, 2009. This gain was included in the line item Reorganization items, net in the Consolidated Statement of Operations for the thirty-nine weeks ended September 26, 2010.

9. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment (“PP&E”), net consisted of the following:

	September 25, 2011	December 26, 2010
	(In thousands)
Land	$79,162	$81,212
Buildings	1,096,470	1,091,004
Machinery and equipment	1,486,878	1,414,718
Autos and trucks	61,573	57,441
Construction-in-progress	82,623	96,442

PP&E, gross	2,806,706	2,740,817
Accumulated depreciation	(1,489,014)	(1,382,681)

PP&E, net	$1,317,692	$1,358,136

The Company recognized depreciation expense of $49.4 million and $52.5 million during the thirteen weeks ended September 25, 2011 and September 26, 2010, respectively and $144.4 million and $159.3 million during the thirty-nine weeks ended September 25, 2011 and September 26, 2010, respectively.

During the thirteen and thirty-nine weeks ended September 25, 2011, the Company sold certain PP&E for cash of $2.6 million and $7.5 million and recognized net losses on these sales of $0.5 million and $0.2 million, respectively. PP&E sold in 2011 included an empty office building in West Virginia, an idled egg production facility and surrounding undeveloped land in Texas, an idled feed mill in Georgia, various broiler and breeder farms in Texas, vacant land in Texas, developed real estate in Texas and miscellaneous processing equipment. During the thirteen and thirty-nine weeks ended September 26, 2010, the Company sold certain PP&E for cash of $10.0 million and $11.6 million and recognized net gains on these sales of $3.0 million and $3.1 million, respectively. PP&E sold in 2010 included undeveloped land in Texas and Mexico, feed mills in North Carolina and Texas, a research laboratory in Georgia, aircraft hangars in Texas, a broiler farm in Texas and miscellaneous equipment.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Management has committed to the sale of certain properties and related assets, including, but not limited to, processing plants, office buildings and farms, which no longer fit into the operating plans of the Company. The Company is actively marketing these properties and related assets for immediate sale and believes a sale of each property can be consummated within the next 12 months. At September 25, 2011 and December 26, 2010, the Company reported properties and related assets totaling $46.2 million and $47.7 million, respectively, in Assets held for sale on its Consolidated Balance Sheets. For both the thirteen and thirty-nine weeks ended September 25, 2011, the Company recognized impairment expense of $8.8 million and $11.6 million, respectively, on certain of these assets based on purchase offers received from outside parties and accepted by the Company.

As part of the Chapter 11 reorganization activities discussed in “Note 2. Chapter 11 Proceedings” and the exit or disposal activities discussed in “Note 3. Exit or Disposal Activities,” the Company closed or idled various processing complexes, processing plants, hatcheries and broiler farms throughout the US. Neither the Board of Directors nor JBS USA has determined if it would be in the best interest of the Company to divest any of these idled assets. Management is therefore not certain that it can or will divest any of these assets within one year, is not actively marketing these assets and, accordingly, has not classified them as assets held for sale. The Company continues to depreciate these assets. At September 25, 2011, the carrying amount of these idled assets was $60.0 million based on depreciable value of $148.0 million and accumulated depreciation of $88.0 million. We reopened an idled processing plant in Douglas, Georgia in January 2011. The Company has currently delayed the decision to bring the Douglas, Georgia facility to full capacity during the second quarter of 2012 and will re-evaluate capacity needs during the first quarter of 2012.

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

During the third quarter of 2011, the Company changed its plans regarding the disposal of the Dallas, Texas processing facility. On September 30, 2011, the Company idled this facility rather than listing it for sale. During the fourth quarter of 2011, the Company will also impair the carrying amount of certain Company-owned breeder farms that supplied the Dallas facility by approximately $0.5 million. During the third quarter

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

of 2011, the Company recorded severance expense totaling $1.0 million and losses on egg sales and flock depletion of $1.6 million related to the idling of this facility, which were recorded in Administrative restructuring charges, net on the accompanying Condensed Consolidated Statements of Operations. The Company also expects to incur closing costs totaling approximately $15.6 million and to write off related breeder hen and egg inventories of $0.4 million in future quarters.

10. CURRENT LIABILITIES

Current liabilities, other than income taxes and current maturities of long-term debt, consisted of the following components:

	September 25, 2011	December 26, 2010
	(In thousands)
Accounts payable:
Trade accounts	$290,225	$247,500
Unfunded payments	34,257	80,393
Other payables	1,826	1,887

	326,308	329,780
Account payable to JBS USA, LLC	16,257	7,212

Accrued expenses and other current liabilities:
Compensation and benefits	104,685	108,639
Interest and debt-related fees	22,574	12,624
Insurance and self-insured claims	85,607	83,648
Commodity derivative liabilities:
Futures	3,333	8,497
Options	2	7,890
Other accrued expenses	95,596	76,296
Pre-petition obligations	358	346

	312,155	297,940

	$654,720	$634,932

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11. LONG-TERM DEBT AND OTHER BORROWING ARRANGEMENTS

Long-term debt and other borrowing arrangements consisted of the following components:

	Maturity	September 25, 2011	December 26, 2010
		(In thousands)
Senior notes, at 7 7/8%, net of unaccreted discount	2018	$496,732	$496,393
The Exit Credit Facility Term B-1 note payable at 4.6875%	2014	275,443	$297,193
The Exit Credit Facility Term B-2 note payable at 9.00%	2014	303,019	335,307
The Exit Credit Facility with one revolving note payable on which the Company had funds borrowed at 4.25% and 6.25%	2014	394,400	205,300
ING Credit Agreement (defined below) with notes payable at LIBOR plus 1.65% to LIBOR plus 3.125%	2011	—	—
JBS USA Holdings Subordinated Loan Agreement with one term note payable at 9.845%	2015	50,000	—
Other	Various	4,905	5,111

Long-term debt		1,524,499	1,339,304
Less: Current maturities of long-term debt		(15,609)	(58,144)

Long-term debt, less current maturities		$1,508,890	$1,281,160

Senior and Subordinated Notes

On December 15, 2010, the Company closed on the sale of $500.0 million of 7  7/8% Senior Notes due in 2018 (the “2018 Notes”). The 2018 Notes are unsecured obligations of the Company and are guaranteed by one of the Company’s subsidiaries. Interest is payable on December 15 and June 15 of each year, commencing on June 15, 2011. Additionally, we have an aggregate principal balance of $3.9 million of 7  5/8% senior unsecured notes, 8  3/8% senior subordinated unsecured notes and 9 1/4% senior unsecured notes outstanding at September 25, 2011.

On June 23, 2011, the Company entered into the Subordinated Loan Agreement with JBS USA (the “Subordinated Loan Agreement”), which provided an aggregate commitment of $100.0 million. On June 23, 2011, JBS USA made a term loan to the Company in the principal amount of $50.0 million. In addition, JBS USA agreed to make an additional one-time term loan in the principal amount of $50.0 million if the Company’s availability under the revolving loan commitment in the Exit Credit Facility is less than $200.0 million. Pursuant to the terms of the Subordinated Loan Agreement, we also agreed to reimburse JBS USA up to $56.5 million for draws upon any letters of credit issued for JBS USA’s account that support certain obligations of Mayflower Insurance Company, Ltd., a wholly owned subsidiary of the Company. The commitment, under the Subordinated Loan Agreement, will terminate on the earlier to occur of (i) the date on which all amounts owing under the Exit Credit Facility are due and payable in accordance with its terms or (ii) June 27, 2015. Loans under the Subordinated Loan Agreement mature on June 28, 2015.

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

On September 25, 2011, a principal amount of $578.5 million under the Term B loans commitment and $394.4 million under the revolving loan commitment were outstanding. On December 28, 2009, the Company paid loan costs totaling $50.0 million related to the Exit Credit Facility that it recognized as an asset on its balance sheet. The Company amortizes these capitalized costs to expense over the life of the Exit Credit Facility.

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

Actual borrowings by the Company under the revolving credit commitment component of the Exit Credit Facility are subject to a borrowing base, which is a formula based on certain eligible inventory, eligible receivables and restricted cash under the control of CoBank ACB, as administrative agent under the Exit Credit Facility. As of September 25, 2011, the applicable borrowing base was $678.4 million, the amount available for borrowing under the revolving loan commitment was $243.9 million and outstanding borrowings and letters of credit under the revolving loan commitment were $394.4 million and $40.1 million, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Under the Exit Credit Facility, JBS USA, the Company’s majority stockholder, or its affiliates may make loans to the Company on a subordinated basis on terms reasonably satisfactory to the agents and up to $200.0 million of such subordinated indebtedness may be included in the calculation of EBITDA (as defined in the Exit Credit Facility).

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

On June 23, 2011, the Company entered into an amendment to the Exit Credit Facility, which, among other things, temporarily suspended the requirement for the Company to comply with the fixed charge coverage ratio and senior secured leverage ratio financial covenants until September 23, 2012 and modified the consolidated tangible net worth financial covenant. The Company is currently in compliance with the modified tangible net worth covenant. However, if chicken prices and feed ingredient prices fail to improve relative to current levels, the Company’s ability to maintain compliance with this financial covenant could be materially jeopardized.

ING Credit Agreement

On September 25, 2006, Avícola Pilgrim’s Pride de México, S. de R.L. de C.V., a wholly owned subsidiary of the Company and certain subsidiaries, entered into a secured revolving credit agreement (the “ING Credit Agreement”) with ING Capital, LLC, as agent and the lenders party thereto. The ING Credit Agreement had a final maturity date of September 25, 2011.

On September 23, 2011, Avícola Pilgrim’s Pride de México, S. de R.L. de C.V entered into an amendment to the ING Credit Agreement, which, among other things, (i) extended the final maturity date to October 31, 2011 and (ii) reduced the aggregate principal amount of the revolving loan commitments under the ING Credit Agreement from an aggregate principal amount of $50.0 million to an aggregate principal amount of 557.4 million Mexican pesos minus the Reserve Commitment Amount (the “Reserve Commitment Amount”). The Reserve Commitment Amount consists of a revolving commitment of 257.3 million Mexican pesos that is reserved for one or more financial institutions that are not lenders under the ING Credit Agreement as of the date of the amendment, which commitment amount can be converted to a revolving commitment pursuant to certain terms and conditions set forth in the amendment. As of September 25, 2011 the revolving commitment was a principal amount of 300.1 million Mexican pesos, a US dollar-equivalent of $22.2 million. There were no outstanding borrowings under the ING Credit Agreement at September 25, 2011.

Subsequent to the date of the Condensed Consolidated Balance Sheet, Avícola Pilgrim’s Pride de México, S. de R.L. de C.V. and certain subsidiaries (the “Loan Parties”) entered into an amended and restated credit agreement

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(the “Amended ING Credit Agreement”) with ING Bank (México), S.A. Institución de Banca Múltiple, ING Grupo Financiero, as lender and ING Capital LLC, as administrative agent. The Amended ING Credit Agreement has a final maturity date of September 25, 2014. The Amended ING Credit has a revolving commitment of 557.4 million Mexican pesos minus the Reserve Commitment Amount.

Under the Amended ING Credit Agreement, if (i) any default or event of default has occurred and is continuing or (ii) the quotient of the borrowing base divided by the outstanding loans and letters of credit (the “Collateral Coverage Ratio”) under the Amended ING Credit Agreement is less than 1.25 to 1.00, the loans and letters of credit under the Amended ING Credit Agreement will be subject to, and cannot exceed, a borrowing base. The borrowing base is a formula based on certain accounts receivable, inventory, prepaid assets, net cash under the control of the administrative agent and up to 150.0 million Mexican pesos of fixed assets of the Loan Parties. The borrowing base formula will be reduced by trade payables of the Loan Parties. If the Collateral Coverage Ratio falls below 1.25 to 1.00, the borrowing base requirement would terminate upon the earlier of (i) the Collateral Coverage Ratio exceeding 1.25 to 1.00 as of the latest measurement period for 60 consecutive days or (ii) the borrowing availability under the Amended ING Credit Agreement being equal to or greater than the greater of 20% of the revolving commitments under the Amended ING Credit Agreement and 100.0 million Mexican pesos for a period of 60 consecutive days.

The Amended ING Credit Agreement is secured by substantially the same assets and has similar terms and conditions as the ING Credit Agreement.

12. INCOME TAXES

The Company recorded an income tax benefit of $6.5 million, a 1.5% effective tax rate, for the thirty-nine weeks ended September 25, 2011, compared to an income tax benefit of $4.3 million, a (9.9%) effective tax rate, for the thirty-nine weeks ended September 26, 2010. The income tax benefit recognized for the thirty-nine weeks ended September 25, 2011 was primarily the result of the tax benefit recorded on the Company’s year-to-date loss that is expected to be realized, partially offset by tax expense for items originating in the prior year and an increase in reserves for unrecognized tax benefits.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income and tax-planning strategies in making this assessment. As of September 25, 2011, the Company does not believe it has sufficient positive evidence to conclude that realization of its federal, state and foreign deferred tax assets is more likely than not to be realized.

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

13. PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company sponsors programs that provide retirement benefits to most of its employees. These programs include qualified defined benefit pension plans, nonqualified defined benefit retirement plans, a defined benefit postretirement life insurance plan, defined contribution retirement savings plans and deferred compensation plans. Under all of our retirement plans, the Company’s expenses were $1.6 million and $1.7 million in the thirteen weeks ended September 25, 2011 and September 26, 2010, respectively, and $6.9 million and $8.8 million in the thirty-nine weeks ended September 25, 2011 and September 26, 2010, respectively.

The following table provides the components of net periodic benefit cost for the defined benefit plans mentioned above:

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	September 25, 2011		September 26, 2010		September 25, 2011		September 26, 2010
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)				(In thousands)
Service cost	$40	$—	$101	$—	$139	$—	$603	$—
Interest cost	2,075	26	2,121	28	6,751	90	12,598	84
Estimated return on plan assets	(1,427)	—	(1,407)	—	(4,948)	—	(8,358)	—
Amortization of prior service cost	22	—	65	—	77	—	387	—
Amortization of net loss	1	—	2	—	2	—	11	—

Net periodic benefit cost	$711	$26	$882	$28	$2,021	$90	$5,241	$84

During the thirty-nine weeks ended September 25, 2011, the Company contributed $5.7 million to its defined benefit plans. Subsequent to September 25, 2011, the Company contributed $1.3 million to its defined benefit plans.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

14. INCENTIVE COMPENSATION PLANS

The Company granted 200,000 restricted shares of its common stock to William W. Lovette, the Company’s Chief Executive Officer, effective January 14, 2011 in connection with the employment agreement with Mr. Lovette. Fifty percent of these shares will vest on January 3, 2013 and the remaining shares will vest on January 3, 2014, subject to Mr. Lovette’s continued employment with the Company through the applicable vesting date. The $1.4 million fair value of the shares as of the grant date was determined by multiplying the number of shares granted by the closing market price of the Company’s common stock on the grant date. Assuming no forfeiture of shares, the Company will recognize share-based compensation expense of $0.7 million ratably from January 14, 2011 to January 3, 2013. The Company will also recognize share-based compensation expense of $0.7 million ratably from January 14, 2011 to January 3, 2014. During the thirteen and thirty-nine weeks ended September 25, 2011, the Company recognized share-based compensation expense totaling $0.1 million and $0.4 million, respectively.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Transactions with a JBS USA subsidiary and the Founder Director are summarized below:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 25, 2011	September 26, 2010	September 25, 2011	September 26, 2010
	(In thousands)
JBS USA, LLC:
Purchases from JBS USA, LLC	$43,784	$25,173	$121,811	$62,996
Expenditures paid by JBS USA, LLC on behalf of Pilgrim’s Pride Corporation(a)	6,323	6,259	20,473	18,768
Sales to JBS USA, LLC	27,141	2,217	68,864	3,993
Expenditures paid by Pilgrim’s Pride Corporation on behalf of JBS USA, LLC(a)	163	1	813	234
Founder Director:
Purchase of commercial egg property from Founder Director(b)	—	—	—	12,000
Loan guaranty fees paid to Founder Director(c)	—	—	—	8,928
Contract grower pay paid to Founder Director	164	228	833	927
Consulting fee paid to Founder Director(d)	375	374	1,123	1,122
Board fees paid to Founder Director(d)	40	—	116	—
Lease payments on commercial egg property paid to Founder Director	—	—	—	125
Sales of inventory to Founder Director	16	—	21	23
Sale of airplane hangars and undeveloped land to Founder Director(e)	—	—	—	1,450

(a)	On January 19, 2010, the Company entered into an agreement with JBS USA, LLC in order to allocate costs associated with JBS USA, LLC’s procurement of SAP licenses and maintenance services for its combined companies. Under this agreement, the fees associated with procuring SAP licenses and maintenance services are allocated between the Company and JBS USA, LLC in proportion to the percentage of licenses used by each company. The agreement expires on the date of expiration, or earlier termination, of the underlying SAP license agreement. On May 5, 2010, the Company also entered into an agreement with JBS USA, LLC in order to allocate the costs of supporting the business operations by one consolidated corporate team, which have historically been supported by their respective corporate teams. Expenditures paid by JBS USA, LLC on behalf of the Company will be reimbursed by the Company and expenditures paid by the Company on behalf of JBS USA, LLC will be reimbursed by JBS USA, LLC. This agreement expires on May 5, 2015.
(b)	On February 23, 2010, the Company purchased a commercial egg property from the Founder Director for $12.0 million. Prior to the purchase, the Company leased the commercial egg property including all of the ongoing costs of the operation from the Founder Director.
(c)	Prior to December 28, 2009, Pilgrim Interests, Ltd., an entity related to the Founder Director, guaranteed a portion of the Company’s debt obligations. In consideration of such guarantees, the Company would pay Pilgrim Interests, Ltd. a quarterly fee equal to 0.25% of one-half of the average aggregate outstanding balance of such guaranteed debt. Pursuant to the terms of the financing in place during the term of the Company’s Chapter 11 case, the Company could not pay any loan guarantee fees without the consent of the lenders party thereto. At December 27, 2009, the Company had accrued loan guaranty fees totaling $8.9 million. The Company paid these fees after emerging from bankruptcy on December 28, 2009.
(d)	In connection with the Company’s plan of reorganization, the Company and the Founder Director entered into a consulting agreement, which became effective on December 28, 2009. The terms of the consulting agreement include, among other things, that the Founder Director (i) will provide services to the Company that are comparable in the aggregate with the services provided by him to the Company prior to December 28, 2009, (ii) will be appointed to the Board of Directors of the Company and during the term of the consulting agreement will be nominated for subsequent terms on the board, (iii) will be compensated for services rendered to the Company at a rate of $1.5 million per year for a term of five years, (iv) will be subject to customary non-solicitation and non-competition provisions and (v) will be, along with his spouse, provided with medical benefits (or will be compensated for medical coverage) that are comparable in the aggregate to the medical benefits afforded to employees of the Company.
(e)	On June 9, 2010, the Company sold two airplane hangars and undeveloped land to the Founder Director for $1.45 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of September 25, 2011 and December 26, 2010, the outstanding payable to JBS USA was $16.3 million and $7.2 million, respectively. As of September 25, 2011 and December 26, 2010, the outstanding receivable from JBS USA, LLC was $6.0 million and $0.5 million, respectively. As of September 25, 2011, approximately $5.1 million of goods from JBS USA, LLC were in transit and not reflected on our Consolidated Balance Sheet.

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

The Company maintains depository accounts with a financial institution in which the Founder Director is also a major stockholder. Fees paid to this bank during the thirteen and thirty-nine weeks ended September 25, 2011 and September 26, 2010 were insignificant. The Company had account balances at this financial institution of approximately $1.5 million and $4.2 million at September 25, 2011 and December 26, 2010, respectively.

The Founder Director has deposited $0.3 million with the Company as an advance on miscellaneous expenditures.

A son of the Founder Director occasionally sells commodity feed products and a limited amount of other services to the Company. There were no significant purchases during the thirteen and thirty-nine weeks ended September 25, 2011 and September 26, 2010. He also leases a small amount of land on an arm’s-length basis from the Company for an insignificant rent.

On March 2, 2011, the Company contracted with a third party real estate company to market the home of our Chief Executive Officer in order for him to relocate to Colorado. The officer has been guaranteed up to $2.1 million when the home is sold.

On October 7, 2011, the Company and certain of its wholly owned subsidiaries entered into an agreement with JBS USA, LLC and JBS Trading International, Inc. to sell certain real property, tractor trailers, inventory, equipment, accounts receivable and other assets related to our distribution and transportation businesses. The purchase price for these assets is $23.0 million, payable in cash, subject to adjustment based on the final accounting of the assets. The closing is expected to occur on November 18, 2011. Company management analyzed the terms of the contract and believe that they were substantially similar to and contain terms no less favorable to us than those obtainable from unaffiliated parties. Additionally, the Audit Committee of the Company’s Board of Directors has reviewed and approved the agreement.

On October 26, 2011 the Company entered into an agreement with Swift Pork Company, a wholly owned subsidiary of JBS USA, LLC to sell certain real property, tractor trailers, inventory, livestock, equipment, accounts receivable and other assets related to our pork business. The purchase price for these assets is $13.0 million, payable in cash, subject to adjustment based on

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

the final accounting of the assets. The closing is expected to occur on December 2, 2011. Company management analyzed the terms of the contract and believe that they were substantially similar to and contain terms no less favorable to us than those obtainable from unaffiliated parties. Additionally, the Audit Committee of the Company’s Board of Directors has reviewed and approved the agreement.

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

Among the claims presently pending are claims brought against certain current and former directors, executive officers and employees of the Company, the Pilgrim’s Pride Administrative Committee and the Pilgrim’s Pride Pension Committee seeking unspecified damages under

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

section 502 of the Employee Retirement Income Security Act of 1974 (“ERISA”), 29 U.S.C. § 1132. These claims were brought by individual participants in the Pilgrim’s Pride Retirement Savings Plan, individually and on behalf of a putative class, alleging that the defendants breached fiduciary duties to plan participants and beneficiaries or otherwise violated ERISA. Although the Company is not a named defendant in these claims, our bylaws require us to indemnify our current and former directors and officers from any liabilities and expenses incurred by them in connection with actions they took in good faith while serving as an officer or director. In these actions the plaintiffs assert claims in excess of $35.0 million. The likelihood of an unfavorable outcome or the amount or range of any possible loss to the Company cannot be determined at this time.

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

Other claims presently pending against the Company are claims seeking unspecified damages brought by current or former contract chicken growers who allege, along with other assertions, that the Company breached grower contracts, conspired with a competitor to depress grower pay and made false representations to induce the plaintiffs into building chicken farms and entering into chicken growing agreements with the Company. In August 2011, the U.S. District Court for the Eastern District of Texas—Marshall Division, held a bench trial with respect to the claims of 91 growers from El Dorado, finding in favor of the Company on each of the grower claims with exception of claims under 7 U.S.C. §192(e) of the Packers and Stockyards Act of 1921, and awarding damages to plaintiffs in the aggregate of approximately $25.8 million. We deny any liability in these actions and intend to continue vigorous defenses to the litigation, including through post judgment proceedings and appeals. There can be no assurances that other similar claims may not be brought against the Company. The Company has recorded its estimated probable loss related to these claims. We express no opinion as to the likelihood of an unfavorable outcome or the amount or range of any possible loss to us.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

17. INSURANCE PROCEEDS

On August 16, 2011, an ammonia leak and explosion at our Marshville, North Carolina facility damaged portions of the building, machinery and equipment. As of September 25, 2011, the Company has incurred costs of $5.5 million, which have been offset by an insurance receivable. The Company is in the process of filing a claim with its insurance company as a result of these damages and expects to receive proceeds in subsequent quarters. In April and May of 2011, severe weather and flooding damaged portions of the buildings, machinery and equipment at the Company’s facilities in Russellville, Alabama, Sumter, South Carolina and DeQueen, Arkansas (collectively, the “Southeast Locations”). The Company received proceeds of $1.0 million related to these damages during the thirteen weeks ended September 25, 2011. On September 19, 2010, a fire at the Company’s Elberton, Georgia facility damaged a portion of the building, machinery and equipment. This facility is currently fully operational and the Company is in process of completing repairs and finalizing the insurance claim. On July 21, 2008, a fire at one of the Company’s facilities in Mt. Pleasant, Texas damaged a significant portion of the plant’s building, machinery and equipment. The Company resumed operations at the Mt. Pleasant plant in April 2009. The insurance claim was closed in May 2010.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company received the following proceeds during the thirteen and thirty-nine weeks ended September 25, 2011 and September 26, 2010:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 25, 2011	September 26, 2010	September 25, 2011	September 26, 2010
	(In thousands)		(In thousands)
Business interruption(a):
Mt. Pleasant, Texas	$—	$—	$—	$5,000
Equipment repair and replacement(a):
Southeast Locations	1,000	—	1,000	—
Elberton, Georgia	—	—	300	—

	$1,000	$—	$1,300	$5,000

(a)	Business interruption and equipment repair and replacement proceeds are recognized in Cost of sales on the Condensed Consolidated Statements of Operations.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Net sales to customers and long-lived assets are as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 25, 2011	September 26, 2010	September 25, 2011	September 26, 2010
	(In thousands)		(In thousands)
Net sales to customers:
United States	$1,698,179	$1,565,186	$5,133,293	$4,607,775
Mexico	$193,045	154,664	573,097	462,561

Net sales to customers	$1,891,224	$1,719,850	$5,706,390	$5,070,336

	September 25, 2011	September 26, 2010
	(In thousands)
Long-lived assets(a):
United States	$1,235,164	$1,278,100
Mexico	82,528	80,036

Total long-lived assets	$1,317,692	$1,358,136

(a)	For this disclosure, we exclude financial instruments, deferred tax assets and intangible assets in accordance with ASC 280-10-50-41, Segment Reporting. Long-lived assets, as used in ASC 280-10-50-41, implies hard assets that cannot be readily removed.

20. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

On December 15, 2010, the Company closed on the sale of $500.0 million of 7  7/8% Senior Notes due in 2018 (the “2018 Notes”). The 2018 Notes are unsecured obligations of the Company and are fully and unconditionally guaranteed on a senior unsecured basis by Pilgrim’s Pride Corporation of West Virginia, Inc., a wholly owned subsidiary of the Company (the “Guarantor”). In accordance with Rule 3-10 of Regulation S-X promulgated under the Securities Act of 1933, the following condensed consolidating financial statements present the financial position, results of operations and cash flows of the Company (referred to as “Parent” for the purpose of this note only) on a Parent-only basis, the Guarantor on a Guarantor-only basis, the combined non-Guarantor subsidiaries and elimination entries necessary to arrive at the information for the Parent, the Guarantor and non-Guarantor subsidiaries on a consolidated basis. Investments in subsidiaries are accounted for by the Company using the equity method for this presentation.

The tables below present the condensed consolidating balance sheets as of September 25, 2011 and December 26, 2010, the condensed consolidating statements of operations for the thirteen and thirty-nine weeks ended September 25, 2011 and September 26, 2010 and the condensed consolidating statements of cash flows for the thirty-nine weeks ended September 25, 2011 and September 26, 2010 based on the guarantor structure.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS

September 25, 2011

(In thousands)

	Parent	Subsidiary Guarantor	Subsidiary Non-Guarantors	Eliminations/ Adjustments	Consolidation
Cash and cash equivalents	$17,424	$—	$29,480	$—	$46,904
Restricted cash and cash equivalents	—	—	57,308	—	57,308
Investment in available-for-sale securities	—	—	52	—	52
Trade accounts and other receivables, less allowance for doubtful accounts	303,671	1,832	49,846	—	355,349
Account receivable from JBS USA, LLC	6,021	—	—	—	6,021
Inventories	782,253	22,403	114,894	—	919,550
Income taxes receivable	61,736	—	—	(3,840)	57,896
Current deferred tax assets	—	6,025	4,699	(7,548)	3,176
Prepaid expenses and other current assets	27,905	192	16,890	—	44,987
Assets held for sale	30,205	—	16,015	—	46,220

Total current assets	1,229,215	30,452	289,184	(11,388)	1,537,463
Investment in available-for-sale securities	—	—	1,797	—	1,797
Intercompany receivable	72,837	21,261	—	(94,098)
Investment in subsidiaries	340,214	—	—	(340,214)
Deferred tax assets	39,505	—	—	(4,414)	35,091
Other long-lived assets	59,577	—	182,547	(180,000)	62,124
Identified intangible assets, net	32,366	—	13,153	—	45,519
Property, plant and equipment, net	1,159,396	50,093	112,091	(3,888)	1,317,692

Total assets	$2,933,110	$101,806	$598,772	$(634,002)	$2,999,686

Accounts payable	$258,697	$9,556	$58,055	$—	$326,308
Account payable to JBS USA, LLC	16,257	—	—	—	16,257
Accrued expenses and other current liabilities	229,161	13,885	69,109	—	312,155
Income taxes payable	—	—	5,499	(3,840)	1,659
Current deferred tax liabilities	46,292	—	—	(7,548)	38,744
Current maturities of long-term debt	15,609	—	—	—	15,609

Total current liabilities	566,016	23,441	132,663	(11,388)	710,732
Long-term debt, less current maturities	1,483,890	—	—	(25,000)	1,458,890
Note payable to JBS USA Holdings, Inc.	50,000	—	—	—	50,000
Intercompany payable	—	—	94,098	(94,098)
Deferred tax liabilities	—	4,117	5,048	(4,414)	4,751
Other long-term liabilities	264,884	—	1,507	(155,000)	111,391

Total liabilities	2,364,790	27,558	233,316	(289,900)	2,335,764

Total Pilgrim’s Pride Corporation stockholders’ equity	568,320	74,248	362,930	(344,102)	661,396
Noncontrolling interest	—	—	2,526	—	2,526

Total stockholders’ equity	568,320	74,248	365,456	(344,102)	663,922

Total liabilities and stockholders’ equity	$2,933,110	$101,806	$598,772	$(634,002)	$2,999,686

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEETS

December 26, 2010

(In thousands)

	Parent	Subsidiary Guarantor	Subsidiary Non-Guarantors	Eliminations/ Adjustments	Consolidation
Cash and cash equivalents	$67,685	$—	$38,392	$—	$106,077
Restricted cash and cash equivalents	—	—	60,953	—	60,953
Investment in available-for-sale securities	—	—	1,554	—	1,554
Trade accounts and other receivables, less allowance for doubtful accounts	267,348	1,779	52,173	—	321,300
Account receivable from JBS USA, LLC	465	—	—	—	465
Inventories	905,215	20,668	103,371	—	1,029,254
Income taxes receivable	62,117	—	—	(3,652)	58,465
Current deferred tax assets	—	6,025	5,176	(7,725)	3,476
Prepaid expenses and other current assets	66,178	345	14,727	—	81,250
Assets held for sale	24,741	—	22,930	—	47,671

Total current assets	1,393,749	28,817	299,276	(11,377)	1,710,465
Investment in available-for-sale securities	—	—	11,595	—	11,595
Intercompany receivable	60,882	23,724	—	(84,606)	—
Investment in subsidiaries	337,762	—	—	(337,762)	—
Deferred tax assets	27,023	—	—	(4,414)	22,609
Other long-lived assets	64,371	—	182,772	(180,000)	67,143
Identified intangible assets, net	35,308	—	13,642	—	48,950
Property, plant and equipment, net	1,199,495	45,872	116,657	(3,888)	1,358,136

Total assets	$3,118,590	$98,413	$623,942	$(622,047)	$3,218,898

Accounts payable	$265,940	$7,398	$56,442	$—	$329,780
Account payable to JBS USA, LLC	7,212	—	—	—	7,212
Accrued expenses and other current liabilities	185,897	26,394	85,649	—	297,940
Income taxes payable	—	—	10,466	(3,652)	6,814
Current deferred tax liabilities	46,470	—	—	(7,725)	38,745
Current maturities of long-term debt	58,144	—	—	—	58,144

Total current liabilities	563,663	33,792	152,557	(11,377)	738,635
Long-term debt, less current maturities	1,306,160	—	—	(25,000)	1,281,160
Intercompany payable	—	—	84,606	(84,606)	—
Deferred tax liabilities	—	4,117	3,773	(4,414)	3,476
Other long-term liabilities	269,844	—	2,187	(155,000)	117,031

Total liabilities	2,139,667	37,909	243,123	(280,397)	2,140,302

Total Pilgrim’s Pride Corporation stockholders’ equity	978,923	60,504	374,886	(341,650)	1,072,663
Noncontrolling interest	—	—	5,933	—	5,933

Total stockholders’ equity	978,923	60,504	380,819	(341,650)	1,078,596

Total liabilities and stockholders’ equity	$3,118,590	$98,413	$623,942	$(622,047)	$3,218,898

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Thirteen weeks Ended September 25, 2011

(In thousands)

	Parent	Subsidiary Guarantor	Subsidiary Non-Guarantors	Eliminations/ Adjustments	Consolidation
Net sales	$1,536,794	$110,438	$309,764	$(65,772)	$1,891,224
Cost of sales	1,583,838	105,531	330,014	(65,772)	1,953,611

Gross profit (loss)	(47,044)	4,907	(20,250)	—	(62,387)
Selling, general and administrative expense	45,240	—	5,957	—	51,197
Administrative restructuring charges, net	4,583	—	6,889	—	11,472

Total costs and expenses	1,633,661	105,531	342,860	(65,772)	2,016,280

Operating income (loss)	(96,867)	4,907	(33,096)	—	(125,056)
Other expenses (income):
Interest expense	27,845	—	85	—	27,930
Interest income	—	—	(323)	—	(323)
Foreign currency transaction losses	114	—	13,811	—	13,925
Miscellaneous, net	25,645	1,125	(30,653)	155	(3,728)

Total other expenses (income)	53,604	1,125	(17,080)	155	37,804

Income (loss) from continuing operations before income taxes	(150,471)	3,782	(16,016)	(155)	(162,860)
Income tax expense (benefit)	(3,257)	1,428	1,769	—	(60)

Income (loss) before equity in earnings of consolidated subsidiaries	(147,214)	2,354	(17,785)	(155)	(162,800)
Equity in earnings of consolidated subsidiaries	(12,217)	—	—	12,217	—

Net income (loss)	(159,431)	2,354	(17,785)	12,062	(162,800)
Less: Net loss attributable to noncontrolling interest	—	—	(284)	—	(284)

Net income (loss) attributable to Pilgrim’s Pride Corporation	$(159,431)	$2,354	$(17,501)	$12,062	$(162,516)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Thirteen Weeks Ended September 26, 2010

(In thousands)

	Parent	Subsidiary Guarantor	Subsidiary Non-Guarantors	Eliminations/ Adjustments	Consolidation
Net sales	$1,414,025	$122,898	$286,708	$(103,781)	$1,719,850
Costs and expenses:
Cost of sales	1,274,527	116,189	273,096	(103,781)	1,560,031
Operational restructuring charges, net	2,525	—	—	—	2,525

Gross profit	136,973	6,709	13,612	—	157,294
Selling, general and administrative expense	49,782	—	(4,686)	—	45,096
Administrative restructuring charges, net	(1,006)	—	—	—	(1,006)

Total costs and expenses	1,325,828	116,189	268,410	(103,781)	1,606,646

Operating income	88,197	6,709	18,298	—	113,204
Other expenses (income):
Interest expense	26,329	—	163	—	26,492
Interest income	(14)	—	(632)	—	(646)
Foreign currency transaction losses (gains)	144	—	(424)	—	(280)
Miscellaneous, net	20,157	995	(23,753)	1,205	(1,396)

Total other expenses	46,617	995	(24,647)	1,205	24,170

Income (loss) from continuing operations before income taxes	41,580	5,714	42,945	(1,205)	89,034
Income tax expense	21,017	2,157	7,338	—	30,512

Income (loss) before equity in earnings of consolidated subsidiaries	20,563	3,557	35,607	(1,205)	58,522
Equity in earnings of consolidated subsidiaries	13,662	—	—	(13,662)	—

Net income (loss)	34,225	3,557	35,607	(14,867)	58,522
Less: Net income attributable to noncontrolling interest	—	—	596	—	596

Net income (loss) attributable to Pilgrim’s Pride Corporation	$34,225	$3,557	$35,011	$(14,867)	$57,926

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Thirty-Nine Weeks Ended September 25, 2011

(In thousands)

	Parent	Subsidiary Guarantor	Subsidiary Non-Guarantors	Eliminations/ Adjustments	Consolidation
Net sales	$4,628,071	$340,098	$954,918	$(216,697)	$5,706,390
Cost of sales	4,758,734	314,542	1,011,536	(216,697)	5,868,115

Gross profit (loss)	(130,663)	25,556	(56,618)	—	(161,725)
Selling, general and administrative expense	135,332	—	22,009	—	157,341
Administrative restructuring charges, net	4,583	—	6,889	—	11,472

Total costs and expenses	4,898,649	314,542	1,040,434	(216,697)	6,036,928

Operating income (loss)	(270,578)	25,556	(85,516)	—	(330,538)
Other expenses (income):
Interest expense	82,344	—	519	—	82,863
Interest income	(354)	—	(957)	—	(1,311)
Foreign currency transaction losses (gains)	(59)	—	11,294	—	11,235
Miscellaneous, net	77,401	3,477	(87,701)	587	(6,236)

Total other expenses (income)	159,332	3,477	(76,845)	587	86,551

Income (loss) from continuing operations before income taxes	(429,910)	22,079	(8,671)	(587)	(417,089)
Income tax expense (benefit)	(19,229)	8,335	4,432	—	(6,462)

Income (loss) before equity in earnings of consolidated subsidiaries	(410,681)	13,744	(13,103)	(587)	(410,627)
Equity in earnings of consolidated subsidiaries	685	—	—	(685)	—

Net income (loss)	(409,996)	13,744	(13,103)	(1,272)	(410,627)
Less: Net income attributable to noncontrolling interest	—	—	790	—	790

Net income (loss) attributable to Pilgrim’s Pride Corporation	$(409,996)	$13,744	$(13,893)	$(1,272)	$(411,417)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Thirty-Nine Weeks Ended September 26, 2010

(In thousands)

	Parent	Subsidiary Guarantor	Subsidiary Non-Guarantors	Eliminations/ Adjustments	Consolidation
Net sales	$4,160,309	$355,148	$857,937	$(303,058)	$5,070,336
Costs and expenses:
Cost of sales	3,846,559	340,907	841,599	(303,058)	4,726,007
Operational restructuring charges, net	2,525	—	—	—	2,525

Gross profit	311,225	14,241	16,338	—	341,804
Selling, general and administrative expense	150,145	(279)	7,549	—	157,415
Administrative restructuring charges, net	48,115	—	3,580	—	51,695

Total costs and expenses	4,047,344	340,628	852,728	(303,058)	4,937,642

Operating income	112,965	14,520	5,209	—	132,694
Other expenses (income):
Interest expense	79,290	—	1,737	—	81,027
Interest income	(69)	—	(1,751)	—	(1,820)
Foreign currency transaction losses	187	—	690	—	877
Miscellaneous, net	66,131	3,077	(80,909)	2,319	(9,382)

Total other expenses	145,540	3,077	(80,234)	2,319	70,702

Income (loss) from continuing operations before reorganization items and income taxes	(32,575)	11,443	85,443	(2,319)	61,992
Reorganization items, net	18,348	—	193	—	18,541

Income (loss) from continuing operations before income taxes	(50,923)	11,443	85,250	(2,319)	43,451
Income tax expense (benefit)	(34,689)	4,320	26,074	—	(4,295)

Income (loss) before equity in earnings of consolidated subsidiaries	(16,234)	7,123	59,176	(2,319)	47,746
Equity in earnings of consolidated subsidiaries	23,449	—	—	(23,449)	—

Net income (loss)	7,215	7,123	59,176	(25,768)	47,746
Less: Net income attributable to noncontrolling interest	—	—	2,449	—	2,449

Net income (loss) attributable to Pilgrim’s Pride Corporation	$7,215	$7,123	$56,727	$(25,768)	$45,297

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Thirty-Nine Weeks Ended September 25, 2011

(In thousands)

	Parent	Subsidiary Guarantor	Subsidiary Non-Guarantors	Eliminations/ Adjustments	Consolidation
Cash flows provided by (used in) operating activities	$(127,437)	$8,249	$(9,705)	$(587)	$(129,480)
Cash flows from investing activities:
Acquisitions of property, plant and equipment	(106,526)	(8,414)	(6,929)	—	(121,869)
Purchases of investment securities	—	—	(4,536)	—	(4,536)
Proceeds from sale or maturity of investment securities	—	—	14,631	—	14,631
Proceeds from property sales and disposals	5,744	165	1,593	—	7,502

Cash provided by (used in) investing activities	(100,782)	(8,249)	4,759	—	(104,272)
Cash flows from financing activities:
Proceeds from note payable to JBS USA	50,000	—	—	—	50,000
Proceeds from long-term debt	804,689	—	—	—	804,689
Payments on long-term debt	(669,832)	—	—	—	(669,832)
Purchase of remaining interest in subsidiary	(2,504)	—	—	—	(2,504)
Payment of capitalized loan costs	(4,395)	—	—	—	(4,395)
Other financing activities	—	—	(693)	587	(106)

Cash provided by (used in) financing activities	177,958	—	(693)	587	177,852
Effect of exchange rate changes on cash and cash equivalents	—	—	(3,273)	—	(3,273)

Decrease in cash and cash equivalents	(50,261)	—	(8,912)	—	(59,173)
Cash and cash equivalents, beginning of period	67,685	—	38,392	—	106,077

Cash and cash equivalents, end of period	$17,424	$—	$29,480	$—	$46,904

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Thirty-Nine Weeks Ended September 26, 2010

(In thousands)

	Parent	Subsidiary Guarantor	Subsidiary Non-Guarantors	Eliminations/ Adjustments	Consolidation
Cash flows provided by (used in) operating activities	$(19,043)	$2,376	$41,294	$(2,319)	$22,308
Cash flows from investing activities:
Acquisitions of property, plant and equipment	(101,128)	(2,376)	(5,533)	—	(109,037)
Purchases of investment securities	—	—	(9,377)	—	(9,377)
Proceeds from sale or maturity of investment securities	—	—	9,649	—	9,649
Proceeds from property sales and disposals	6,773	—	4,808	—	11,581

Cash used in investing activities	(94,355)	(2,376)	(453)	—	(97,184)
Cash flows from financing activities:
Proceeds from long-term debt	1,652,700	—	—	—	1,652,700
Payments on long-term debt	(2,464,999)	—	(43,550)	—	(2,508,549)
Proceeds from sale of common stock	800,000	—	—	—	800,000
Purchase of remaining interest in subsidiary	(7,637)	—	—	—	(7,637)
Payment of capitalized loan costs	(49,981)	—	—	—	(49,981)
Other financing activities	—	—	(2,672)	2,319	(353)

Cash provided by (used in) financing activities	(69,917)	—	(46,222)	2,319	(113,820)
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,391)	—	(1,391)

Decrease in cash and cash equivalents	(183,315)	—	(6,772)	—	(190,087)
Cash and cash equivalents, beginning of period	183,315	—	52,985	—	236,300

Cash and cash equivalents, end of period	$—	$—	$46,213	$—	$46,213

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On December 1, 2008, Pilgrim’s and six of its subsidiaries filed voluntary petitions in the United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division (the “Bankruptcy Court”), seeking reorganization relief under the provisions of Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”). We emerged from Chapter 11 bankruptcy proceedings on December 28, 2009. In connection with our emergence from bankruptcy, our common stock outstanding immediately prior to the emergence was cancelled and converted into the right to receive newly-issued shares of common stock of the reorganized Company based on a one-for-one exchange ratio, which constituted 36.0% of the total number of shares of our newly-issued common stock on that date. The remaining shares of our newly-issued common stock, constituting 64.0% of our total issued and outstanding common stock on December 28, 2009, were purchased for $800.0 million by JBS USA Holdings, Inc. (“JBS USA”), a wholly-owned indirect subsidiary of JBS S.A., a Brazil-based meat producer. On November 5, 2010, JBS USA increased its stake in the Company to 67.3% of the total number of shares issued and outstanding on such date.

Pilgrim’s operates on a 52/53-week fiscal year that ends on the Sunday falling on or before December 31. The reader should assume any reference we make to a particular year (for example, 2011) in this quarterly report applies to our fiscal year and not the calendar year.

Executive Summary

We reported a net loss attributable to Pilgrim’s Pride Corporation of $162.5 million, or $0.76 per diluted common share, for the thirteen weeks ended September 25, 2011 compared to net income attributable to Pilgrim’s Pride Corporation of $57.9 million, or $0.27 per diluted common share, for the thirteen weeks ended September 26, 2010. These operating results included a gross loss of $62.4 million and gross profit of $157.3 million during the respective periods. During the thirteen weeks ended September 25, 2011, we did not recognize any operational restructure charges. During the thirteen weeks ended September 26, 2010, we recognized net operational restructuring charges of $2.5 million. During the thirteen weeks ended September 25, 2011 and September 26, 2010, we recognized net administrative restructuring expenses of $11.5 million and a gain of $1.0 million, respectively.

We reported a net loss attributable to Pilgrim’s Pride Corporation of $411.4 million, or $1.92 per diluted common share, for the thirty-nine weeks ended September 25, 2011 compared to a net profit attributable to Pilgrim’s Pride Corporation of $45.3 million, or $0.21 per diluted common share, for the thirty-nine weeks ended September 26, 2010. These operating results included a gross loss of $161.7 million and gross profit of $341.8 million during the respective periods. During the thirty-nine weeks ended September 25, 2011, we did not recognize any operational restructuring charges. During the thirty-nine weeks ended September 26, 2010, we recognized net operational restructuring charges of $2.5 million. During the thirty-nine weeks ended September 25, 2011 and September 26, 2010, we recognized net administrative restructuring expenses of $11.5 million and $51.7 million, respectively.

During the thirty-nine weeks ended September 25, 2011, $129.5 million of cash was used in operations and during the thirty-nine weeks ended September 26, 2010, $22.3 million of cash was provided by operations. At September 25, 2011, we had cash and cash equivalents totaling $46.9 million.

Market prices for corn increased significantly during the twenty-six weeks ended June 26, 2011 and though these prices decreased somewhat, they remained at historically high levels throughout the thirteen weeks ended September 25, 2011. Corn prices rose to $7.99 per bushel in June 2011 due to fears of low inventories. Market prices for feed ingredients remain volatile. Consequently, there can be no assurance that our feed ingredient prices will not continue to increase materially. The following table compares the highest and lowest prices reached on nearby futures for one bushel of corn and one ton of soybean meal during the current year and previous three years:

	Corn		Soybean Meal
	Highest Price	Lowest Price	Highest Price	Lowest Price
2011:
Third Quarter	$7.65	$6.17	$382.20	$325.80
Second Quarter	7.99	6.40	378.50	338.00
First Quarter	7.35	5.95	391.00	340.00
2010:
Fourth Quarter	6.15	4.56	364.90	283.20
Third Quarter	5.24	3.25	321.50	293.00
Second Quarter	3.79	3.36	296.50	260.60
First Quarter	4.26	3.44	321.00	249.60
2009(a)	4.50	3.00	433.40	264.80
2008(a)	7.63	2.90	455.50	237.00

(a)	For the years ended December 27, 2009 and December 28, 2008, respectively.

We purchase derivative financial instruments, specifically exchange-traded futures and options, in an attempt to mitigate price risk related to our anticipated consumption of commodity inputs such as corn, soybean meal and natural gas. We do not designate derivative financial instruments that we purchase to mitigate commodity purchase exposures as cash flow hedges; therefore, we recognize changes in the fair value of these derivative financial instruments immediately in earnings. During the thirteen weeks ended September 25, 2011 and September 26, 2010, we recognized $34.4 million and $15.4 million in net gains, respectively, related to changes in the fair values of our derivative financial instruments. During the thirty-nine weeks ended September 25, 2011 and September 26, 2010, we recognized $60.8 million and $6.4 million in net gains, respectively, related to changes in the fair values of our derivative financial instruments.

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

In February 2008, the Company’s Board of Directors approved certain exit or disposal activities as part of a plan to rationalize both our manufacturing and distribution footprints and to eliminate administrative redundancies in an effort to curtail losses resulting from record-high feed ingredient costs and an oversupply of chicken in the US (the “Footprint Reduction”). Beginning in January 2010, certain exit or disposal activities were implemented by Company management to integrate the administrative functions of the Company into those of JBS USA (the “JBS USA Integration”). In July 2011, additional exit and disposal activities were implemented by Company management to consolidate operations at our Dallas, Texas facility into other facilities in the surrounding area. We recognized exit or disposal costs of $1.0 million during the thirteen weeks ended September 25, 2011 for severance costs relating to the closure of the

Dallas, Texas facility. Results of operations for the thirty-nine weeks ended September 25, 2011 included severance costs related to the JBS USA Integration and the Dallas, Texas facility closure totaling $2.3 million. Results of operations for the thirteen weeks ended September 26, 2010 included severance costs totaling $3.2 million related to the JBS USA Integration. Results of operations for the thirty-nine weeks ended September 26, 2010 included severance costs totaling $29.1 million related to the JBS USA Integration, inventory disposal costs totaling $2.1 million related to the Footprint Reduction and $9.9 million of incentive compensation cost and related excise tax. Results of operations for the thirteen and thirty-nine weeks ended September 25, 2011 and the thirteen and thirty-nine weeks ended September 26, 2010 also included adjustments totaling $0.3 million, $1.0 million, $10.1 million and $11.0 million, respectively, which reduced accrued costs. Adjustments recognized in the thirteen and thirty-nine weeks ended September 25, 2011 and September 26, 2010 included the elimination of accrued severance in excess of actual severance costs incurred during the exit or disposal period. During the thirty-nine weeks ended September 26, 2010, we also recognized an adjustment for the assumption of a lease obligation related to a closed office building by an outside party, accrued grower pay and favorable adjustments to incentive compensation related to excise taxes upon finalization of an incentive analysis.

Since exiting from bankruptcy, we have focused on integrating our operations into the existing operations of JBS USA. We have made a series of changes to further this integration, including streamlining administrative functions and sales networks, consolidating distribution networks, optimizing freight and storage costs, capturing shared purchasing opportunities, consolidating treasury and risk management systems and implementing best practices throughout the business. We have also continued to streamline our operations and sell assets as part of our restructuring. Since our emergence from bankruptcy, we have eliminated approximately 475 corporate and administrative positions across the organization as a result of our integration with JBS USA. As of September 25, 2011, we have substantially completed the total planned reduction in workforce of non-production positions under our integration.

During the third quarter of 2011, the Company changed its plans regarding the disposal of the Dallas, Texas processing facility. On September 30, 2011 the Company idled this facility rather than listing it for sale. During the fourth quarter of 2011, the Company will also impair the carrying amount of certain Company-owned breeder farms that supplied the Dallas facility by approximately $0.5 million. During the third quarter of 2011, the Company recorded severance expense totaling $1.0 million and losses on egg sales and flock depletion of $1.6 million related to the idling of this processing facility, which were recorded in Administrative restructuring charges, net on the accompanying Condensed Consolidated Statements of Operations. The Company also expects to incur closing costs totaling approximately $15.6 million and to write off related breeder hen and egg inventories of $0.4 million in future quarters.

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

On October 7, 2011, the Company and certain of its wholly owned subsidiaries entered into an agreement with JBS USA, LLC and JBS Trading International, Inc. to sell certain real property, tractor trailers, inventory, equipment, accounts receivable and other assets related to our distribution and transportation businesses. The purchase price for these assets is $23.0 million, payable in cash, subject to adjustment based on the final accounting of the assets. The closing is expected to occur on November 18, 2011. Company management analyzed the terms of the contract and believe that they were substantially similar to and contain terms no less favorable to us than those obtainable from unaffiliated parties. Additionally, the Audit Committee of the Company’s Board of Directors has reviewed and approved the agreement.

On October 26, 2011 the Company entered into an agreement with Swift Pork Company, a wholly owned subsidiary of JBS USA, LLC to sell certain real property, tractor trailers, inventory, livestock, equipment, accounts receivable and other assets related to our pork business. The purchase price for these assets is $13.0 million, payable in cash, subject to adjustment based on the final accounting of the assets. The closing is expected to occur on December 2, 2011. Company management analyzed the terms of the contract and believe that they were substantially similar to and contain terms no less favorable to us than those obtainable from unaffiliated parties. Additionally, the Audit Committee of the Company’s Board of Directors has reviewed and approved the agreement.

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

We reopened an idled processing plant in Douglas, Georgia in January 2011. The Company has currently delayed the decision to bring the Douglas, Georgia facility to full capacity during the second quarter of 2012 and will re-evaluate capacity needs during the first quarter of 2012.

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

Results of Operations

Thirteen Weeks Ended September 25, 2011 Compared to Thirteen Weeks Ended September 26, 2010

Net sales. Net sales generated in the thirteen weeks ended September 25, 2011 increased $171.4 million, or 10.0%, from net sales generated in the thirteen weeks ended September 26, 2010. The following table provides net sales information:

Sources of net sales	Thirteen Weeks Ended September 25, 2011	Change from Thirteen Weeks Ended September 26, 2010
		Amount	Percent
	(In thousands, except percent data)
United States	$1,698,179	$132,993	8.5	%(a)
Mexico	193,045	38,381	24.8	%(b)

Total net sales	$1,891,224	$171,374	10.0%

(a)	US sales generated in the thirteen weeks ended September 25, 2011 increased $133.0 million, or 8.5%, from US sales generated in the thirteen weeks ended September 26, 2010, which resulted from higher domestic sales of $1,502.3 million compared to $1,446.9 million in the prior year and higher export sales of $195.9 million compared to $118.3 million in the prior year. An increase in unit sales volume, which resulted from the higher export and domestic demand experienced during the thirteen weeks ended September 25, 2011, contributed $180.2 million, or 11.5 percentage points, to the period’s revenue increase. A decrease in net revenue per pound sold, which resulted primarily from a less favorable product mix sold in the current year as compared to the prior year, partially offset the positive impact that increased unit sales volume had on the period’s revenue comparison by $47.2 million, or 3.0 percentage points. Included in US sales generated during the thirteen weeks ended September 25, 2011 and September 26, 2010 were sales to JBS USA, LLC totaling $27.1 million and $2.2 million, respectively.
(b)

Mexico sales generated in the thirteen weeks ended September 25, 2011 increased $38.4 million, or 24.8%, from Mexico sales generated in the thirteen weeks ended September 26, 2010. An increase in unit sales volume, which resulted primarily from higher customer demand, contributed $39.9 million, or 25.8 percentage points, to the period’s revenue increase. A decrease in net revenue per pound sold, which resulted primarily from an unfavorable movement in the exchange rate between the Mexican peso and the US dollar, partially offset the positive impact that sales volume had on the period’s revenue comparison by $1.5 million, or 1.0 percentage points. Other factors affecting the increase in Mexico net sales were immaterial.

Gross profit (loss). Gross profit (loss) decreased by $219.7 million, or 139.7% from a profit of $157.3 million generated in the thirteen weeks ended September 26, 2010 to a loss of $62.4 million incurred in the thirteen weeks ended September 25, 2011. The following tables provide information regarding gross profit (loss) and cost of sales information:

Components of gross loss	Thirteen Weeks Ended September 25, 2011	Change from Thirteen Weeks Ended September 26, 2010		Percent of Net Sales
				Thirteen Weeks Ended
				September 25, 2011	September 26, 2010
		Amount	Percent
	(In thousands, except percent data)
Net sales	$1,891,224	$171,374	10.0%	100.0%	100.0%
Cost of sales	1,953,611	393,580	25.2%	103.3%	90.7	%(a)(b)
Operational restructuring charges	—	(2,525)	(100.0)%	0.0%	0.2	%(c)

Gross loss	$(62,387)	$(219,681)	(139.7)%	(3.3)%	9.1%

Sources of gross loss	Thirteen Weeks Ended September 25, 2011	Change from Thirteen Weeks Ended September 26, 2010
		Amount	Percent
	(In thousands, except percent data)
United States	$(67,882)	$(192,854)	(154.3	)%(a)
Mexico	5,495	(26,827)	(83.0	)%(b)

Total gross loss	$(62,387)	$(219,681)	(139.7)%

Sources of cost of sales	Thirteen Weeks Ended September 25, 2011	Change from Thirteen Weeks Ended September 26, 2010
		Amount	Percent
	(In thousands, except percent data)
United States	$1,766,061	$328,372	22.8	%(a)
Mexico	187,550	65,208	53.3	%(b)

Total cost of sales	$1,953,611	$393,580	25.2%

Sources of operational restructuring charges	Thirteen Weeks Ended September 25, 2011	Change from Thirteen Weeks Ended September 26, 2010
		Amount	Percent
	(In thousands, except percent data)
United States	$—	$(2,525)	(100.0	)%(c)
Mexico	—	—	NA

Total operational restructuring charges	$—	$(2,525)	(100.0)%

(a)	Cost of sales incurred by the US operations during the thirteen weeks ended September 25, 2011 increased $328.4 million, or 22.8%, from cost of sales incurred by the US operations during the thirteen weeks ended September 26, 2010. Live production costs, which increased primarily because of higher feed ingredient costs, contributed $239.7 million, or 16.7 percentage points, to the increase in cost of sales. The Company’s focused inventory reduction efforts during the thirteen weeks ended September 25, 2011, which resulted in increased sales, contributed $86.5 million, or 6.0 percentage points, to the increase in costs of sales. Cost of sales related to our distribution, protein conversion and other operations, which increased mainly due to higher unit sales volume and material costs, contributed $28.4 million, or 2.0 percentage points, to the increase in cost of sales. Higher freight, storage and handling costs contributed $6.9 million, or 0.5 percentage points, to the increase in cost of sales. The contributions to the increase in cost of sales resulting from the factors listed above were partially offset by a decrease in utility, maintenance and other processing and complex costs of $14.3 million, or 1.0 percentage points and gains recognized on both settled and outstanding derivative instruments of $18.9 million, or 1.3 percentage points. Included in the costs listed above are losses on egg sales and flock depletion expense of $11.5 million, product recall expenses of $7.9 million, live inventory lower-of-cost-or-market adjustment of $6.0 million, and uninsured loss related to the Marshville, North Carolina facility of $1.9 million. Other factors affecting cost of sales were immaterial.
(b)	Cost of sales incurred by the Mexico operations during the thirteen weeks ended September 25, 2011 increased $65.2 million, or 53.3%, from cost of sales incurred by the Mexico operations during the thirteen weeks ended September 26, 2010. Increased sales volume contributed $30.0 million, or 24.5 percentage points, and foreign currency translation contributed $8.9 million, or 7.3 percentage points, to the increase in cost of sales. The remaining $26.3 million, or 21.5 percentage points, of the increase in cost of sales resulted primarily from higher feed ingredient costs.
(c)	Operational restructuring charges incurred by the US operations during the thirteen weeks ended September 25, 2011 decreased $2.5 million, or 100.0%, from operational restructuring charges incurred by the US operations during the thirteen weeks ended September 26, 2010. During the thirteen weeks ended September 25, 2011 the Company did not incur any expenses related to operational restructuring. Operational restructuring charges for the thirteen weeks ended September 26, 2010 represented noncash based impairment expense recognized to reduce the carrying amount of certain assets located in our closed processing facility in Dalton, Georgia to fair value and relocation expenses related to the integration with JBS USA.

Operating income (loss). Operating income (loss) changed by $238.3 million, or 210.5% from income of $113.2 million generated in the thirteen weeks ended September 26, 2010 to a loss of $125.1 million generated in the thirteen weeks ended September 25, 2011. The following tables provide information regarding operating loss, SG&A expense and administrative restructuring charges:

Components of operating loss	Thirteen Weeks Ended September 25, 2011	Change from Thirteen Weeks Ended September 26, 2010		Percent of Net Sales
				Thirteen Weeks Ended
		Amount	Percent	September 25, 2011	September 26, 2010
	(In thousands, except percent data)
Gross loss	$(62,387)	$(219,681)	(139.7)%	(3.3)%	9.1%
SG&A expense	51,197	6,101	13.5%	2.7%	2.6	%(a)(b)
Administrative restructuring charges	11,472	12,478	1,240.4%	0.6%	(0.1	)%(c)

Operating loss	$(125,056)	$(238,260)	(210.5)%	(6.6)%	6.6%

Sources of operating loss	Thirteen Weeks Ended September 25, 2011	Change from Thirteen Weeks Ended September 26, 2010
		Amount	Percent
	(In thousands, except percent data)
United States	$(126,607)	$(212,284)	(247.8)%
Mexico	1,551	(25,976)	(94.4)%

Total operating loss	$(125,056)	$(238,260)	(210.5)%

Sources of SG&A expense	Thirteen Weeks Ended September 25, 2011	Change from Thirteen Weeks Ended September 26, 2010
		Amount	Percent
	(In thousands, except percent data)
United States	$47,252	$6,950	17.2	%(a)
Mexico	3,945	(849)	(17.7	)%(b)

Total SG&A expense	$51,197	$6,101	13.5%

Sources of administrative restructuring charges	Thirteen Weeks Ended September 25, 2011	Change from Thirteen Weeks Ended September 26, 2010
		Amount	Percent
	(In thousands, except percent data)
United States	$11,472	$12,478	1,240.4	%(c)
Mexico	—	—	NA

Total administrative restructuring charges	$11,472	$12,478	1,240.4%

(a)	SG&A expense incurred by the US operations during the thirteen weeks ended September 25, 2011 increased $7.0 million, or 17.2%, from SG&A expense incurred by the US operations during the thirteen weeks ended September 26, 2010 primarily because of (i) a $3.2 million increase from the prior period in costs related to relocation of the Company’s corporate administrative functions from Texas to Colorado (ii) a $1.6 million increase from the prior period in payroll and related benefit expenses (iii) an increase of $1.9 million in costs related to the Company’s insurance costs. Each of these increases resulted from favorable adjustments recognized in the prior year. Other factors affecting SG&A expense were immaterial.
(b)	SG&A expense incurred by the Mexico operations during the thirteen weeks ended September 25, 2011 decreased $0.8 million, or 17.7%, from SG&A expense incurred by the Mexico operations during the thirteen weeks ended September 26, 2010. Decreased expenses related to bad debt accounted for $0.8 million of the decrease in SG&A expense. Other factors affecting SG&A expense were immaterial.
(c)	Administrative restructuring charges incurred by the US operations during the thirteen weeks ended September 25, 2011 increased $12.5 million, or 1,240.4%, from operational restructuring charges incurred by the US operations during the thirteen weeks ended September 26, 2010. During the thirteen weeks ended September 25, 2011, the Company incurred administrative restructuring charges composed of (i) noncash impairment charges of $8.8 million, (ii) a $1.6 million loss on egg sales and flock depletion and (iii) $1.0 million charges related to severance. During the thirteen weeks ended September 26, 2010, the Company incurred administrative restructuring charges composed of (i) cash-based severance and change-in-control compensation charges related to our integration with JBS USA of $3.9 million, (ii) cash-based employee relocation charges related to our integration with JBS USA of $5.0 million and (iii) adjustments related to the reversal of incentive compensation and related excise tax of $9.9 million.

Net interest expense. Net interest expense increased 6.8% to $27.6 million recognized in the thirteen weeks ended September 25, 2011 from $25.8 million recognized in the thirteen weeks ended September 26, 2010. This resulted primarily from an increase in interest recognized on our long-term debt and other borrowing arrangements of $6.2 million. The change was partially offset by a decrease in loan cost amortization of $1.2 million resulting from the early extinguishment of debt in December 2010, a decrease in service fees and other interest of $2.7 million and an increase in capitalized interest costs of $0.7 million. Average borrowings increased from $1.22 billion in the thirteen weeks ended September 26, 2010 to $1.52 billion in the thirteen weeks ended September 25, 2011. The weighted average interest rate recognized increased from 6.34% in the thirteen weeks ended September 26, 2010 to 6.67% in the thirteen weeks ended September 25, 2011.

Reorganization items. The Company did not recognize any reorganization costs in the thirteen weeks ended September 25, 2011 and September 26, 2010.

Income taxes. The Company recognized an income tax benefit of $0.06 million for the thirteen weeks ended September 25, 2011 compared to income tax expense of $30.5 million for the thirteen weeks ended September 26, 2010. The income tax benefit reported for the thirteen weeks ended September 25, 2011 was primarily the result of the tax benefit recorded on the Company’s loss for the thirteen weeks ended September 25, 2011 that is expected to be realized, offset by tax expense for items originating in the prior year and an increase in reserves for unrecognized tax benefits. The income tax expense reported for the thirteen weeks ended September 26, 2010 was primarily the result of recognizing tax expense on the income generated during the thirteen weeks ended September 26, 2010.

Net income attributable to noncontrolling interests. For the thirteen weeks ended September 25, 2011 and September 26, 2010, we recognized a net loss attributable to noncontrolling interests in certain of our consolidated subsidiaries of $0.3 million and net income of $0.6 million, respectively.

Thirty-Nine Weeks Ended September 25, 2011 Compared to Thirty-Nine Weeks Ended September 26, 2010

Net sales. Net sales generated in the thirty-nine weeks ended September 25, 2011 increased $636.1 million, or 12.5%, from net sales generated in the thirty-nine weeks ended September 26, 2010. The following table provides net sales information:

Sources of net sales	Thirty-Nine Weeks Ended September 25, 2011	Change from Thirty- Nine Weeks Ended September 26, 2010
		Amount	Percent
	(In thousands, except percent data)
United States	$5,133,293	$525,518	11.4	%(a)
Mexico	573,097	110,536	23.9	%(b)

Total net sales	$5,706,390	$636,054	12.5%

(a)

US sales generated in the thirty-nine weeks ended September 25, 2011 increased $525.5 million, or 11.4%, from US sales generated in the thirty-nine weeks ended September 26, 2010, which resulted from higher domestic sales of $4,540.1 million compared to $4,243.6 million in the prior year and higher export sales of $593.2 million compared to $364.2 million in the prior year. An increase in unit sales volume, which resulted primarily from higher export and domestic demand and the Company’s focused inventory reduction efforts during the thirty-nine weeks ended

September 25, 2011, contributed $641.8 million, or 13.9 percentage points, to the period’s revenue increase. A decrease in net revenue per pound sold, which resulted primarily from a less favorable product mix sold in the current year as compared to the prior year, partially offset the positive impact that increased unit sales volume had on the period’s revenue comparison by $116.3 million, or 2.5 percentage points. Included in US sales generated during the thirty-nine weeks ended September 25, 2011 and September 26, 2010 were sales to JBS USA, LLC totaling $68.9 million and $4.0 million, respectively.
(b)	Mexico sales generated in the thirty-nine weeks ended September 25, 2011 increased $110.5 million, or 23.9%, from Mexico sales generated in the thirty-nine weeks ended September 26, 2010. An increase in unit sales volume, which resulted primarily from higher customer demand, contributed $80.9 million, or 17.5 percentage points, to the period’s revenue increase. An increase in net revenue per pound sold, which resulted primarily from favorable movement in the exchange rate between the Mexican peso and the US dollar, contributed $29.6 million, or 6.4 percentage points, of the period’s revenue increase. Other factors affecting the increase in Mexico net sales were immaterial.

Gross profit (loss). Gross profit (loss) decreased by $503.5 million, or 147.3%, from a profit of $341.8 million generated in the thirty-nine weeks ended September 26, 2010 to a loss of $161.7 million incurred in the thirty-nine weeks ended September 25, 2011. The following tables provide information regarding gross loss and cost of sales information:

		Change from Thirty-Nine Weeks Ended September 26, 2010		Percent of Net Sales
	Thirty-Nine Weeks Ended September 25, 2011			Thirty-Nine Weeks Ended
Components of gross loss		Amount	Percent	September 25, 2011	September 26, 2010
	(In thousands, except percent data)
Net sales	$5,706,390	$636,054	12.5%	100.0%	100.0%
Cost of sales	5,868,115	1,142,108	24.2%	102.8%	93.2	%(a)(b)
Operational restructuring charges	—	(2,525)	(100.0)%	0.0%	0.1	%(c)

Gross loss	$(161,725)	$(503,529)	(147.3)%	(2.8)%	6.7%

	Thirty-Nine Weeks Ended September 25, 2011	Change from Thirty-Nine Weeks Ended September 26, 2010
Sources of gross loss		Amount	Percent
	(In thousands, except percent data)
United States	$(183,982)	$(451,975)	(168.7	)%(a)
Mexico	22,257	(51,554)	(69.8	)%(b)

Total gross loss	$(161,725)	$(503,529)	(147.3)%

	Thirty-Nine Weeks Ended September 25, 2011	Change from Thirty-Nine Weeks Ended September 26, 2010
Sources of cost of sales		Amount	Percent
	(In thousands, except percent data)
United States	$5,317,275	$980,018	22.6	%(a)
Mexico	550,840	162,090	41.7	%(b)

Total cost of sales	$5,868,115	$1,142,108	24.2%

	Thirty-Nine Weeks Ended September 25, 2011	Change from Thirty-Nine Weeks Ended September 26, 2010
Sources of operational restructuring charges		Amount	Percent
	(In thousands, except percent data)
United States	$—	$(2,525)	(100.0	)%(c)
Mexico	—	—	NA

Total operational restructuring charges	$—	$(2,525)	(100.0)%

(a)	Cost of sales incurred by the US operations during the thirty-nine weeks ended September 25, 2011 increased $980.0 million, or 22.6%, from cost of sales incurred by the US operations during the thirty-nine weeks ended September 26, 2010. Live production costs, which increased primarily because of higher feed ingredient costs, contributed $702.1 million, or 16.2 percentage points, to the increase in cost of sales. The Company’s focused inventory reduction efforts during the thirty-nine weeks ended September 26, 2011, which resulted in increased sales, contributed $235.6 million, or 5.4 percentage points, to the increase in costs of sales. Higher freight, storage and handling costs contributed $41.0 million, or 0.9 percentage points, to the increase in cost of sales. Cost of sales incurred by our distribution, protein conversion and other operations, which increased due to higher unit sales volume, contributed $82.5 million, or 1.9 percentage points to the increase in cost of sales. The contribution to the increase in cost of sales resulting from the factors listed above was partially offset by $54.2 million or 1.3 percentage points due to an increased amount of net gains recognized on both settled and outstanding derivative instruments. In addition, a decrease in utility, maintenance and other operating and complex costs of $27.4 million or 0.6 percentage points, partially offset the increase in cost of sales. Included in the costs listed above are losses on egg sales and flock depletion expense of $14.6 million, product recall expenses of $7.9 million, live inventory lower-of-cost-or-market adjustment of $6.0 million, and uninsured loss related to the Marshville, North Carolina facility of $1.9 million. Other factors affecting cost of sales were immaterial.
(b)	Cost of sales incurred by the Mexico operations during the thirty-nine weeks ended September 25, 2011 increased $162.1 million, or 41.7%, from cost of sales incurred by the Mexico operations during the thirty-nine weeks ended September 26, 2010. Increased sales volume contributed $65.0 million, or 16.7 percentage points, and foreign currency translation contributed $25.4 million, or 6.5 percentage points, to the increase in cost of sales. The remaining $71.7 million, or 18.5 percentage points, of the increase in cost of sales resulted primarily from higher feed ingredient costs.
(c)	Operational restructuring charges incurred by the US operations during the thirty-nine weeks ended September 25, 2011 decreased $2.5 million, or 100.0%, from operational restructuring charges incurred by the US operations during the thirty-nine weeks ended September 26, 2010. Operational restructuring charges for the thirty-nine weeks ended September 26, 2010 represented noncash based impairment expense recognized to reduce the carrying amount of certain assets located in our closed processing facility in Dalton, Georgia to fair value and relocation expenses related to the integration with JBS USA.

Operating income (loss). Operating income (loss) changed by $463.2 million, or 349.1%, from income of $132.7 million generated in the thirty-nine weeks ended September 26, 2010 to a loss of $330.5 million generated in the thirty-nine weeks ended September 25, 2011. The following tables provide information regarding operating loss, SG&A expense and administrative restructuring charges:

	Thirty-Nine	Change from		Percent of Net Sales
	Weeks Ended	Thirty-Nine Weeks Ended		Thirty-Nine Weeks Ended
	September 25,	September 26, 2010		September 25,	September 26,
Components of operating loss	2011	Amount	Percent	2011	2010
	(In thousands, except percent data)
Gross loss	$(161,725)	$(503,529)	(147.3)%	(2.8)%	6.7%
SG&A expense	157,341	(74)	0.0%	2.8%	3.1	%(a)(b)
Administrative restructuring charges	11,472	(40,223)	(77.8)%	0.2%	1.0	%(c)

Operating loss	$(330,538)	$(463,232)	(349.1)%	(5.8)%	2.6%

	Thirty-Nine Weeks Ended September 25,	Change from Thirty-Nine Weeks Ended September 26, 2010
Sources of operating loss	2011	Amount	Percent
	(In thousands, except percent data)
United States	$(338,323)	$(411,268)	(563.8)%
Mexico	7,785	(51,964)	(87.0)%

Total operating loss	$(330,538)	$(463,232)	(349.1)%

	Thirty-Nine Weeks Ended September 25,	Change from Thirty-Nine Weeks Ended September 26, 2010
Sources of SG&A expense	2011	Amount	Percent
	(In thousands, except percent data)
United States	$142,869	$(484)	(0.3	)%(a)
Mexico	14,472	410	2.9	%(b)

Total SG&A expense	$157,341	$(74)	0.0%

Sources of administrative restructuring charges	Thirty-Nine Weeks Ended September 25,	Change from Thirty-Nine Weeks Ended September 26, 2010

	2011	Amount	Percent
	(In thousands, except percent data)
United States	$11,472	$(40,223)	(77.8	)%(c)
Mexico	—	—	NA

Total administrative restructuring charges	$11,472	$(40,223)	(77.8)%

(a)	SG&A expense incurred by the US operations during the thirty-nine weeks ended September 25, 2011 decreased $0.5 million, or 0.3%, from SG&A expense incurred by the US operations during the thirty-nine weeks ended September 26, 2010 primarily because of (i) a $6.9 million decrease from the prior period in payroll and related benefit expenses, (ii) a $2.9 million decrease in outside services, (iii) a $1.5 million decrease in travel and entertainment costs and (iv) a $1.1 million decrease in brokerage expense. This decrease was partially offset by a $9.0 million increase in treasury related expenses and other miscellaneous items and a $3.6 million increase in expenses related to the Company’s insurance costs. These increases resulted from favorable adjustments recognized in the prior year. Other factors affecting SG&A expense were immaterial.
(b)	SG&A expense incurred by the Mexico operations during the thirty-nine weeks ended September 25, 2011 increased $0.4 million, or 2.9%, from SG&A expense incurred by the Mexico operations during the thirty-nine weeks ended September 26, 2010 primarily because of (i) increased freight and storage costs of $1.5 million that were partially offset by a $0.6 million decrease in costs related to employee relations and a $0.6 million decrease in costs related to bad debt.
(c)	Administrative restructuring charges incurred by the US operations during the thirty-nine weeks ended September 25, 2011 decreased $40.2 million, or 77.8%, from operational restructuring charges incurred by the US operations during the thirty-nine weeks ended September 26, 2010. This decrease was primarily due to (i) cash-based severance and change-in-control compensation charges of $29.8 million and (ii) cash-based employee relocation charges of $5.0 million, each of which related to our integration with JBS USA and were incurred only in 2010, as well as (iii) a noncash impairment charges decreasing $6.0 million during the thirty-nine weeks ended September 25, 2011, compared to the thirty-nine weeks ended September 26, 2010.

Net interest expense. Net interest expense increased 3.0% to $81.6 million recognized in the thirty-nine weeks ended September 25, 2011 from $79.2 million recognized in the thirty-nine weeks ended September 26, 2010. This resulted primarily from an increase in interest recognized on our long-term debt and other borrowing arrangements of $13.8 million. This was partially offset by decreases in loan cost amortization of $4.3 million resulting from the early extinguishment of debt in December 2010, a decrease in service fees and other interest of $5.4 million and an increase in capitalized interest costs of $2.2 million. Average borrowings increased from $1.19 billion in the thirty-nine weeks ended September 26, 2010 to $1.48 billion in the thirty-nine weeks ended September 25, 2011. The weighted average interest rate recognized increased from 6.35% in the thirty-nine weeks ended September 26, 2010 to 6.71% in the thirty-nine weeks ended September 25, 2011.

Reorganization items. The Company did not recognize any reorganization costs in the thirty-nine weeks ended September 25, 2011. The Company recognized reorganization costs of $18.5 million in the thirty-nine weeks ended September 26, 2010, which primarily consisted of severance and other costs related to post-petition facility closures and reduction-in-force actions.

Income taxes. The Company recognized an income tax benefit of $6.5 million for the thirty-nine weeks ended September 25, 2011 compared to an income tax benefit of $4.3 million for the thirty-nine weeks ended September 26, 2010. The income tax benefit reported for the thirty-nine weeks ended September 25, 2011 was primarily the result of the tax benefit recorded on the Company’s year-to-date loss that is expected to be realized, partially offset by tax expense for items originating in the prior year and an increase in reserves for unrecognized tax benefits. The income tax benefit reported for the thirty-nine weeks ended September 26, 2010 was primarily the result of the recognition of previously unrecognized tax benefits and tax benefits subsequently recognized for items originating in the prior year.

Net income attributable to noncontrolling interests. For the thirty-nine weeks ended September 26, 2011 and September 25, 2010, we recognized net income attributable to noncontrolling interests in certain of our consolidated subsidiaries of $0.8 million and $2.4 million, respectively.

Liquidity and Capital Resources

The following table presents our available sources of liquidity as of September 25, 2011:

Source of Liquidity	Facility Amount	Amount Outstanding	Amount Available
	(In millions)
Cash and cash equivalents	$—	$—	$46.9
Short-term investments in available-for-sale securities	—	—	0.1
Borrowing arrangements:
Exit Credit Facility	700.0	394.4	243.9	(a)
ING Credit Facility	22.2	—	22.2	(b)
JBS Subordinated Loan Agreement	100.0	50.0	50.0	(c)

(a)	Actual borrowings by the Company under the Exit Credit Facility are subject to a borrowing base, which is a formula based on certain eligible inventory and eligible receivables. The borrowing base availability at September 25, 2011 was $678.4 million. Availability under the Exit Credit Facility is also reduced by the Company’s outstanding standby letters of credit. Standby letters of credit outstanding at September 25, 2011 totaled $40.1 million.
(b)	On September 23, 2011, Avícola Pilgrim’s Pride de México, S. de R.L. de C.V entered into an amendment to the ING Credit Agreement, with an aggregate principal amount of 557.4 million Mexican pesos minus the Reserve Commitment Amount of 257.3 million Mexican pesos that is reserved for one or more financial institutions that are not lenders under the ING Credit Agreement as of the date of the amendment, which commitment amount can be converted to a revolving commitment pursuant to certain terms and conditions set forth in the amendment.
(c)	Under the Exit Credit Facility, the Company is also permitted to receive loans from JBS USA on a subordinated basis on terms reasonably satisfactory to the agents under the Exit Credit Facility of up to $200.0 million. The Company has a subordinated loan facility with JBS USA of $100.0 million, with a term loan of $50.0 million principal amount outstanding at September 25, 2011. Under the Subordinated Loan Agreement, JBS USA will make an additional one-time term loan in the amount of $50.0 million if the Company’s availability under the revolving loan commitment under the Exit Credit Facility is less than $200.0 million at any time.

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

Senior and Subordinated Notes

On December 15, 2010, the Company closed on the sale of $500.0 million of 7 7/8% Senior Notes due in 2018 (the “2018 Notes”). The 2018 Notes are unsecured obligations of the Company and are guaranteed by one of the Company’s subsidiaries. Interest is payable on December 15 and June 15 of each year, commencing on June 15, 2011. Additionally, we have an aggregate principal balance of $3.9 million of 7 5/8% senior unsecured notes, 8 3/8% senior subordinated unsecured notes and 9 1/4% senior unsecured notes outstanding at September 25, 2011.

On June 23, 2011, the Company entered into the Subordinated Loan Agreement JBS USA (the “Subordinated Loan Agreement”), which provided an aggregate commitment of $100.0 million. On June 23, 2011, JBS USA made a term loan to the Company in the principal amount of $50.0 million. In addition, JBS USA agreed to make an additional one-time term loan in the principal amount of $50.0 million if the Company’s availability under the revolving loan commitment in the Exit Credit Facility is less than $200.0 million. Pursuant to the terms of the Subordinated Loan Agreement, we also agreed to reimburse JBS USA up to $56.5 million for draws upon any letters of credit issued for JBS USA’s account that support certain obligations of the Company or its subsidiaries. The commitment, under the Subordinated Loan Agreement, will terminate on the earlier to occur of (i) the date on which all amounts owing under the Exit Credit Facility are due and payable in accordance with its terms or (ii) June 27, 2015. Loans under the Subordinated Loan Agreement mature on June 28, 2015.

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

On September 25, 2011, a principal amount of $578.5 million under the Term B loans commitment and $394.4 million under the revolving loan commitment were outstanding. On December 28, 2009, the Company also paid loan costs totaling $50.0 million related to the Exit Credit Facility that it recognized as an asset on its balance sheet. The Company amortizes these capitalized costs to expense over the life of the Exit Credit Facility.

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

Actual borrowings by the Company under the revolving credit commitment component of the Exit Credit Facility are subject to a borrowing base, which is a formula based on certain eligible inventory, eligible receivables and restricted cash under the control of CoBank ACB, as administrative agent under the Exit Credit Facility. As of September 25, 2011, the applicable borrowing base was $678.4 million, the amount available for borrowing under the revolving loan commitment was $243.9 million and outstanding borrowings and letters of credit under the revolving loan commitment were $394.4 million and $40.1 million, respectively.

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

ING Credit Agreement

On September 25, 2006, Avícola Pilgrim’s Pride de México, S. de R.L. de C.V., a wholly owned subsidiary of the Company and certain subsidiaries, entered into a secured revolving credit agreement (the “ING Credit Agreement”) with ING Capital, LLC, as agent and the lenders party thereto. The ING Credit Agreement had a final maturity date of September 25, 2011.

On September 23, 2011, Avícola Pilgrim’s Pride de México, S. de R.L. de C.V entered into an amendment to the ING Credit Agreement, which, among other things, (i) extended the final maturity date to October 31, 2011 and (ii) reduced the aggregate principal amount of the revolving loan commitments under the ING Credit Agreement from an aggregate principal amount of $50.0 million to an aggregate principal amount of 557.4 million Mexican pesos minus the Reserve Commitment Amount (the “Reserve Commitment Amount”). The Reserve Commitment Amount consists of a revolving commitment of 257.3 million Mexican pesos that is reserved for one or more financial institutions that are not lenders under the ING Credit Agreement as of the date of the amendment, which commitment amount can be converted to a revolving commitment pursuant to certain terms and conditions set forth in the amendment. As of September 25, 2011, the revolving commitment was a principal amount of 300.1 million Mexican pesos, a US dollar-equivalent of $22.2 million. There were no outstanding borrowings under the ING Credit Agreement at September 25, 2011.

Subsequent to the date of the Condensed Consolidated Balance Sheet, Avícola Pilgrim’s Pride de México, S. de R.L. de C.V. and certain subsidiaries (the “Loan Parties”) entered into an amended and restated credit agreement (the “Amended ING Credit Agreement”) with ING Bank (México), S.A. Institución de Banca Múltiple, ING Grupo Financiero, as lender and ING Capital LLC, as administrative agent. The Amended ING Credit Agreement has a final maturity date of September 25, 2014. The Amended ING Credit has a revolving commitment of 557.4 million Mexican pesos minus the Reserve Commitment Amount.

Under the Amended ING Credit Agreement, if (i) any default or event of default has occurred and is continuing or (ii) the quotient of the borrowing base divided by the outstanding loans and letters of credit (the “Collateral Coverage Ratio”) under the Amended ING Credit Agreement is less than 1.25 to 1.00, the loans and letters of credit under the Amended ING Credit Agreement will be subject to, and cannot exceed, a borrowing base. The borrowing base is a formula based on certain accounts receivable, inventory, prepaid assets, net cash under the control of the administrative agent and up to 150.0 million Mexican pesos of fixed assets of the Loan Parties. The borrowing base formula will be reduced by trade payables of the Loan Parties. If the Collateral Coverage Ratio falls below 1.25 to 1.00, the borrowing base requirement would terminate upon the earlier of (i) the Collateral Coverage Ratio exceeding 1.25 to 1.00 as of the latest measurement period for 60 consecutive days or (ii) the borrowing availability under the Amended ING Credit Agreement being equal to or greater than the greater of 20% of the revolving commitments under the Amended ING Credit Agreement and 100.0 million Mexican pesos for a period of 60 consecutive days.

The Amended ING Credit Agreement is secured by substantially the same assets and has similar terms and conditions as the ING Credit Agreement.

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

Historical Flow of Funds

Cash used in operating activities was $129.5 million for the thirty-nine weeks ended September 25, 2011 and cash provided by operating activities was $22.3 million for the thirty-nine weeks ended September 26, 2010. The increase in cash flows used in operating activities was primarily from a net loss of $410.6 million for the thirty-nine weeks ended September 25, 2011 as compared to a net income of $47.7 million for the thirty-nine weeks ended September 26, 2010.

Our working capital position, which we define as current assets less current liabilities, decreased $145.1 million to a surplus of $826.7 million and a current ratio of 2.16 at September 25, 2011 compared to a surplus of $971.8 million and a current ratio of 2.32 at December 26, 2010. Key contributors to the reduction in working capital included decreases in cash and cash equivalent, inventories and prepaid expenses and other current assets, partially offset by an increase in trade accounts and other receivables and a decrease in current maturities of long-term debt.

Trade accounts and other receivables increased $34.0 million, or 10.6% to $355.3 million at September 25, 2011 from $321.3 million at December 26, 2010. The change in trade accounts and other receivables resulted primarily from increased sales recognized towards the latter part of the current period.

Inventories decreased $109.7 million, or 10.7%, to $919.6 million at September 25, 2011 from $1,029.3 million at December 26, 2010. The change in inventories was primarily due to a decrease in finished products resulting from the Company’s concerted efforts to reduce inventory during 2011.

Prepaid expenses and other current assets decreased $36.3 million, or 44.6%, to $45.0 million at September 25, 2011 from $81.3 million at December 26, 2010. This change resulted primarily from a $4.5 million decrease in margin deposits related to derivative financial instruments, a $23.8 million decrease in open derivative positions and a $5.7 million decrease in prepaid grain purchases.

Accounts payable, including accounts payable to JBS USA, increased $5.6 million, or 1.7%, to $342.6 million at September 25, 2011 from $337.0 million at December 26, 2010. This change resulted from the timing of payments disbursed to vendors and an increase in outstanding payables to JBS USA.

Accrued expenses and other current liabilities increased $14.3 million, or 4.8%, to $312.2 million at September 25, 2011 from $297.9 million at December 26, 2010. This change resulted primarily from a $10.7 million increase in accrued interest, a $4.4 million increase in accrued litigation settlement costs, an $11.7 million increase in sales programs accruals and a $4.9 million increase in compensation, benefits and other employee-related accruals, offset by a $9.9 million decrease in outstanding derivative liabilities and $7.6 million in other accruals.

Cash used in investing activities was $104.3 million and $97.2 million in the thirty-nine weeks ended September 25, 2011 and September 26, 2010, respectively. Capital expenditures increased by $12.8 million primarily because of the routine replacement of equipment and capital expenditures related to the reopening of the Douglas, Georgia plant. Capital expenditures for 2011 cannot exceed $175.0 million as allowed under the terms of the Exit Credit Facility. Cash was used to purchase investment securities totaling $4.5 million and $9.4 million in the thirty-nine weeks ended September 25, 2011 and September 26, 2010, respectively. Cash proceeds in the thirty-nine weeks ended September 25, 2011 and September 26, 2010 from the sale or maturity of investment securities were $14.6 million and $9.6 million, respectively. Cash proceeds from property disposals in the thirty-nine weeks ended September 25, 2011 and September 26, 2010 were $7.5 million and $11.6 million, respectively.

Cash provided by financing activities was $177.9 million in thirty-nine weeks ended September 25, 2011. Cash used in financing activities was $113.8 million in the thirty-nine weeks ended September 26, 2010. Cash proceeds for the thirty-nine weeks ended September 25, 2011 from notes payable to JBS USA were $50.0 million. Cash proceeds in the thirty-nine weeks ended September 25, 2011 and September 26, 2010 from long-term debt were $804.7 million and $1,652.7 million, respectively. Cash was used to repay long-term debt totaling $669.8 million and $2,508.5 million in the thirty-nine weeks ended September 25, 2011 and September 25, 2010, respectively. Cash proceeds in the thirty-nine weeks ended September 26,

2010 from the sale of common stock were $800.0 million. Cash totaling $2.5 million and $7.6 million was used to purchase the remaining interest in two subsidiaries during the thirty-nine weeks ended September 25, 2011 and September 26, 2010, respectively. Cash was used to pay capitalized loan costs totaling $4.4 million and $50.0 million in the thirty-nine weeks ended September 25, 2011 and September 26, 2010, respectively. Cash was used to pay for other financing activities totaling $0.1 million and $0.4 million in the thirty-nine weeks ended September 25, 2011 and September 26, 2010, respectively.

Contractual obligations at September 25, 2011 were as follows:

	Payments Due by Period
Contractual Obligations(d)	Total	Less than One Year	One to Three Years	Three to Five Years	Greater than Five Years
	(In thousands)
Long-term debt(a)	$1,523,491	$15,498	$31,260	$976,484	$500,249
Interest(b)	503,844	104,652	180,728	117,800	100,663
Capital leases	1,008	111	253	246	398
Operating leases	32,142	18,238	11,956	1,948	—
Derivative liabilities	6,456	6,456	—	—	—
Purchase obligations(c)	335,492	334,760	732	—	—

Total	$2,402,432	$479,715	$224,929	$1,096,478	$601,310

(a)	Long-term debt includes unaccreted discount of $3.3 million and excludes $40.1 million in letters of credit outstanding related to normal business transactions. In April 2011, the Company paid approximately $46.3 million of its 2010 excess cash flow toward the outstanding principal under the Term B loans. After giving effect to this prepayment and other prepayments of the Term B loans, the Term B loans must be repaid in 16 quarterly installments of approximately $3.9 million beginning on April 15, 2011, with the final installment due on December 28, 2014.
(b)	Interest expense in the table above assumes the continuation of interest rates and outstanding borrowings under our credit facilities as of September 25, 2011.
(c)	Includes agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction.
(d)	The total amount of PPC’s unrecognized tax benefits at September 25, 2011 was $63.0 million. We did not include this amount in the contractual obligations table above as reasonable estimates cannot be made at this time of the amounts or timing of future cash outflows.

Accounting Pronouncements

Information regarding accounting pronouncements we adopted during the current year is disclosed in “Note 1. Description of Business and Basis of Presentation” to the Consolidated Financial Statements included in the quarterly report.

Critical Accounting Policies

During the thirty-nine weeks ended September 25, 2011, (i) we did not change any of our existing critical accounting policies, (ii) no existing accounting policies became critical accounting policies because of an increase in the materiality of associated transactions or changes in the circumstances to which associated judgments and estimates relate and (iii) there were no significant changes in the manner in which critical accounting policies were applied or in which related judgments and estimates were developed.

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

Market risk is estimated as a hypothetical 10.0% change in the weighted-average cost of our primary feed ingredients as of September 25, 2011. However, fluctuations greater than 10.0% could occur. Based on our feed consumption during the thirteen weeks ended September 25, 2011, such a change would have resulted in a change to cost of sales of $76.5 million, excluding the impact of any feed ingredients derivative financial instruments in that period. A 10.0% change in ending feed ingredient inventories at September 25, 2011 would be $11.7 million, excluding any potential impact on the production costs of our chicken inventories.

The Company purchases derivative financial instruments, specifically exchange-traded futures and options, in an attempt to mitigate price risk related to its anticipated consumption of commodity inputs for periods of up to 12 months. A 10.0% change in corn and soybean meal prices on September 25, 2011 would have resulted in a $0.4 million change in the fair value of our net commodity derivative asset position, including margin cash, as of that date.

Interest Rates

Our earnings are also affected by changes in interest rates due to the impact those changes have on our variable-rate debt instruments. We had variable-rate debt instruments representing approximately 43.9% of our total debt at September 25, 2011. Holding other variables constant, including levels of indebtedness, an increase in interest rates of 25 basis points would have increased our interest expense by $0.4 million for the thirty-nine weeks ended September 25, 2011. These amounts are determined by considering the impact of the hypothetical interest rates on our variable-rate debt at September 25, 2011.

Market risk for fixed-rate debt is estimated as the potential increase in fair value resulting from a hypothetical decrease in interest rates of 10%. Using a discounted cash flow analysis, a hypothetical 10% decrease in interest rates would have increased the fair value of our fixed rate debt by approximately $11.1 million.

Investments at September 25, 2011 were primarily comprised of corporate equity securities and both US corporate and municipal debt securities. Market risk related to our investments is not significant.

Foreign Currency

Our earnings are also affected by foreign currency exchange rate fluctuations related to the Mexican peso net monetary position of our Mexican subsidiaries. We manage this exposure primarily by attempting to minimize our Mexican peso net monetary position. We are also exposed to the effect of potential currency exchange rate fluctuations to the extent that amounts are repatriated from Mexico to the US. As of September 25, 2011, we anticipate that the cash flows of our Mexico subsidiaries will be reinvested in our Mexico operations. In addition, the Mexican peso exchange rate can directly and indirectly impact our financial condition and results of operations in several ways, including potential economic recession in Mexico because of devaluation of their currency. The impact on our financial position and results of operations resulting from a hypothetical change in the exchange rate between the US dollar and the Mexican peso cannot be reasonably estimated. Foreign currency transaction gains (losses), representing the change in the US dollar value of the net monetary assets of our Mexican subsidiaries denominated in Mexican pesos, were losses of $11.2 million and $0.9 million in the thirty-nine weeks ended September 25, 2011 and September 26, 2010, respectively. The average exchange rates for the thirty-nine weeks ended September 25, 2011 and September 26, 2010 were 12.01 Mexican pesos to one US dollar and 12.74 Mexican pesos to one US dollar, respectively. No assurance can be given as to how future movements in the Mexican peso could affect our future financial condition or results of operations.

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

As of September 25, 2011, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that information we are required to disclose in our reports filed with the Securities and Exchange Commission is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In connection with the evaluation described above, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, identified no change in the Company’s internal control over financial reporting that occurred during the thirty-nine weeks ended September 25, 2011 and that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Sheila Adams, et al. v. Pilgrim’s Pride Corporation. On June 1, 2009, approximately 555 former and current independent contract broiler growers, their spouses and poultry farms filed an adversary proceeding against us in the Bankruptcy Court styled “Sheila Adams, et al. v. Pilgrim’s Pride Corporation.” In the adversary proceeding, the plaintiffs assert claims against us for: (i) violations of Sections 202(a), (b) and (e), 7 US C. § 192 of the Packers and Stockyards Act of 1921 (the “PSA”); (ii) intentional infliction of emotional distress; (iii) violations of the Texas Deceptive Trade Practices Act (“DTPA”); (iv) promissory estoppel; (v) simple fraud; and (vi) fraud by non-disclosure. The plaintiffs also filed a motion to withdraw the reference of the adversary proceeding from the Bankruptcy Court to the U.S District for the Eastern Court of Texas (“Marshall Court”). The motion was filed with the US District Court for the Northern District of Texas—Fort Worth Division (the “Fort Worth Court”). The Bankruptcy Court recommended the reference be withdrawn, but that the Fort Worth Court retain venue over the action to ensure against forum shopping. The Fort Worth Court granted the motion to withdraw the reference and consolidated this action with the City of Clinton proceeding described below. We filed a motion to dismiss the plaintiffs’ claims. The Fort Worth Court granted in part and denied in part our motion, dismissing the following claims and ordering the plaintiffs to file a motion to amend their lawsuit and re-plead their claims with further specificity or the claims would be dismissed with prejudice: (i) intentional infliction of emotional distress; (ii) promissory estoppel; (iii) simple fraud and fraudulent nondisclosure; and (iv) DTPA claims with respect to growers from Oklahoma, Arkansas, and Louisiana. The plaintiffs filed a motion for leave to amend on October 7, 2009. Plaintiffs’ motion for leave was granted and the plaintiffs filed their Amended Complaint on December 7, 2009. Subsequent to the Fort Worth Court granting in part and denying in part our motion to dismiss, the plaintiffs filed a motion to transfer venue of the proceeding from the Fort Worth Court to the Marshall Court. We filed a response to the motion, but the motion to transfer was granted on December 17, 2009. On December 29, 2009, we filed our answer to plaintiffs’ Amended Complaint with the Marshall Court. A bench trial commenced on June 16, 2011. The trial concluded as to the El Dorado growers on August 25, 2011. On September 30, 2011, the Marshall Court issued its Findings of Facts and Conclusions of Law and Judgment finding in favor of the Company on each of the grower claims with exception of claims under 7 U.S.C. §192(e), and awarding damages to plaintiffs in the aggregate of approximately $25.8 million. At this time, it is unknown when the trial will conclude. We intend to continue defense of this matter vigorously against the merits of the plaintiffs’ claims through post-judgment proceedings as well as appeal of the Marshall Court’s decision. The Company has recorded an estimated liability related to these claims. We express no opinion as to the likelihood of an unfavorable outcome or the amount or range of any possible loss to us.

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

Securities Litigation

On October 29, 2008, Ronald Acaldo filed suit in the US District Court for the Eastern District of Texas, Marshall Division, against us and individual defendants Lonnie “Bo” Pilgrim, Lonnie Ken Pilgrim, J. Clinton Rivers, Richard A. Cogdill and Clifford E. Butler. The Complaint alleged that our Company and the individual defendants violated sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder.

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

The parties have since reached a verbal agreement to settle this matter, subject to the execution of settlement documents, notice to class members, and Court approval. In the interim, the parties have agreed not to engage in discovery. If the case does not settle as expected, the defendants intend to defend vigorously against the merits of the action and any attempts by the Lead Plaintiff to certify a class action.

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

The defendants filed a motion to dismiss the Amended Complaint on May 3, 2010. The plaintiffs responded to that motion on July 2, 2010, dropping plaintiff Smalls from the case and adding an additional plaintiff, Stanley Sylvestros. The defendants filed their reply in support of their motion to dismiss on August 2, 2010. The defendants filed a notice of supplemental authority in support of their motion to dismiss on April 13, 2011, to which the plaintiffs responded on April 27, 2011. The plaintiffs in turn filed their own notice of supplemental authority in opposition to the motion to dismiss on April 27, 2011, to which the defendants responded on May 10, 2011. The court has not yet ruled on the motion to dismiss.

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

Amendment No. 1 to JBS Subordinated Loan Agreement

On October 26, 2011, the Company and JBS USA entered into Amendment No. 1 to Subordinated Loan Agreement (the “Amendment”), dated as of October 26, 2011, to the Subordinated Loan Agreement, dated as of June 23, 2011, between the Company and JBS USA. The Amendment amends and restates the definition of Mayflower L/C (as defined in the Amendment), which is any letter of credit issued on the account of JBS USA for the benefit of Mayflower Insurance Company, Ltd., a wholly owned subsidiary of the Company. The Amendment increases the maximum aggregate principal amount of the Mayflower L/C from $40,000,000 to $56,500,000.

In accordance with the Company’s Amended and Restated Certificate of Incorporation, the Amendment and the transactions contemplated by the Amendment were reviewed, evaluated and unanimously approved by the Audit Committee of the Board of Directors of the Company.

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

10.1	Third Amendment to Credit Agreement dated as of September 23, 2011, by and among the Borrower, the Company, the Subsidiary Guarantors, ING Bank N.V., as lender, and ING Capital LLC, as lead arranger and administrative agent (incorporated by reference from Exhibit 10.1 of the Company’s Form 8-K filed on September 26, 2011).

12	Ratio of Earnings to Fixed Charges for the thirty-nine weeks ended September 25, 2011 and September 26, 2010.*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema**

101.CAL	XBRL Taxonomy Extension Calculation**

101.DEF	XBRL Taxonomy Extension Definition**

101.LAB	XBRL Taxonomy Extension Label**

101.PRE	XBRL Taxonomy Extension Presentation**

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PILGRIM’S PRIDE CORPORATION

/s/ Fabio Sandri
Date: October 28, 2011	Fabio Sandri
Principal Financial Officer

EXHIBIT INDEX

2.1	Agreement and Plan of Reorganization dated September 15, 1986, by and among Pilgrim’s Pride Corporation, a Texas corporation; Pilgrim’s Pride Corporation, a Delaware corporation; and Doris Pilgrim Julian, Aubrey Hal Pilgrim, Paulette Pilgrim Rolston, Evanne Pilgrim, Lonnie “Bo” Pilgrim, Lonnie Ken Pilgrim, Greta Pilgrim Owens and Patrick Wayne Pilgrim (incorporated by reference from Exhibit 2.1 to the Company’s Registration Statement on Form S-1 (No. 33-8805) effective November 14, 1986).

2.2	Agreement and Plan of Merger dated September 27, 2000 (incorporated by reference from Exhibit 2 of WLR Foods, Inc.’s Current Report on Form 8-K (No. 000-17060) dated September 28, 2000).

2.3	Agreement and Plan of Merger dated as of December 3, 2006, by and among the Company, Protein Acquisition Corporation, a wholly owned subsidiary of the Company, and Gold Kist Inc. (incorporated by reference from Exhibit 99.(D)(1) to Amendment No. 11 to the Company’s Tender Offer Statement on Schedule TO filed on December 5, 2006).

2.4	Stock Purchase Agreement by and between the Company and JBS USA Holdings, Inc., dated September 16, 2009 (incorporated by reference from Exhibit 2.1 of the Company’s Current Report on Form 8-K filed September 18, 2009).

2.5	Amendment No.1 to the Stock Purchase Agreement by and between the Company and JBS USA Holdings, Inc., dated December 28, 2009 (incorporated by reference from Exhibit 2.5 of the Company’s Annual Report on Form 10-K/A filed January 22, 2010).

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference from Exhibit 3.1 of the Company’s Form 8-A filed on December 28, 2009).

3.2	Amended and Restated Corporate Bylaws of the Company (incorporated by reference from Exhibit 3.2 of the Company’s Form 8-A filed on December 28, 2009).

4.1	Amended and Restated Certificate of Incorporation of the Company (included as Exhibit 3.1).

4.2	Amended and Restated Corporate Bylaws of the Company (included as Exhibit 3.2).

4.3	Stockholders Agreement dated December 28, 2009 between the Company and JBS USA Holdings, Inc. (incorporated by reference from Exhibit 4.1 to the Company’s Form 8-A filed on December 28, 2009).

4.4	Form of Common Stock Certificate (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 29, 2009).

4.5	Waiver to the Stockholders Agreement dated November 4, 2010 between JBS USA Holdings, Inc. and Pilgrim’s Pride Corporation (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 8, 2010).

4.6	Indenture dated as of December 14, 2010 among the Company, Pilgrim’s Pride Corporation of West Virginia, Inc. and The Bank of New York Mellon, as Trustee (incorporated by reference from Exhibit 4.1 of the Company’s Form 8-K filed on December 15, 2010).

4.7	Registration Rights Agreement dated December 14, 2010 among the Company and the representatives of the initial purchasers of the Senior 7.875% Note due 2018 (incorporated by reference from Exhibit 4.2 of the Company’s Form 8-K filed on December 15, 2010).

4.8	Form of Senior 7.875% Note due 2018 (incorporated by reference from Exhibit 4.3 of the Company’s Form 8-K filed on December 15, 2010).

4.9	Form of Guarantee (incorporated by reference from Exhibit 4.4 of the Company’s Form 8-K filed on December 15, 2010).

Additional long-term debt instruments are not filed since the total amount of those securities authorized under any such instrument does not exceed ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of such instruments to the SEC upon request.

10.1	Third Amendment to Credit Agreement dated as of September 23, 2011, by and among the Borrower, the Company, the Subsidiary Guarantors, ING Bank N.V., as lender, and ING Capital LLC, as lead arranger and administrative agent (incorporated by reference from Exhibit 10.1 of the Company’s Form 8-K filed on September 26, 2011).

12	Ratio of Earnings to Fixed Charges for the thirty-nine weeks ended September 25, 2011 and September 26, 2010.*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema**

101.CAL	XBRL Taxonomy Extension Calculation**

101.DEF	XBRL Taxonomy Extension Definition**

101.LAB	XBRL Taxonomy Extension Label**

101.PRE	XBRL Taxonomy Extension Presentation**

*	Filed herewith.

** Furnished herewith.