Form 10-K
period 2011-12-25
PILGRIMS PRIDE CORP
filed 2012-02-17
CIK 802481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 25, 2011
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes  ☐    No  ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The aggregate market value of the Registrant’s Common Stock, $0.01 par value, held by non-affiliates of the Registrant as of June 26, 2011, was $263,445,245. For purposes of the foregoing calculation only, all directors, executive officers and 5% beneficial owners have been deemed affiliates.
Number of shares of the Registrant’s Common Stock outstanding as of February 17, 2012 was 214,481,914.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this annual report.

PILGRIM’S PRIDE CORPORATION
FORM 10-K

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

Report of Independent Registered Public Accounting Firm	69
Consolidated Balance Sheets as of December 25, 2011 and December 26, 2010	70
Consolidated Statements of Operations for the twelve months ended December 25, 2011, the twelve months ended December 26, 2010, the three months ended December 27, 2009, and the twelve months ended September 26, 2009	71
Consolidated Statements of Comprehensive Income (Loss) for the twelve months ended December 25, 2011, the twelve months ended December 26, 2010, the three months ended December 27, 2009, and the twelve months ended September 26, 2009	73
Consolidated Statements of Stockholders’ Equity for the twelve months ended December 25, 2011, the twelve months ended December 26, 2010, the three months ended December 27, 2009, and the twelve months ended September 26, 2009	74
Consolidated Statements of Cash Flows for the twelve months ended December 25, 2011, the twelve months ended December 26, 2010, the three months ended December 27, 2009, and the twelve months ended September 26, 2009	76
Notes to Consolidated Financial Statements	78
Schedule II—Valuation and Qualifying Accounts for the twelve months ended December 25, 2011, the twelve months ended December 26, 2010, the three months ended December 27, 2009, and the twelve months ended September 26, 2009	136

PART I

Item 1.	Business
Company Overview
Pilgrim’s Pride Corporation (referred to herein as “Pilgrim’s,” “PPC,” “the Company,” “we,” “us,” “our,” or similar terms), which was incorporated in Texas in 1968 and reincorporated in Delaware in 1986, is the successor to a partnership founded in 1946 as a retail feed store. We are the second-largest chicken producer in the world with operations in the United States (“US”), Mexico and Puerto Rico. We are primarily engaged in the production, processing, marketing and distribution of fresh, frozen and value-added chicken products to retailers, distributors and foodservice operators. We employ approximately 39,500 people and have the capacity to process more than 36 million birds per week for a total of more than 9.5 billion pounds of live chicken annually. In 2011, we generated $7.5 billion in total revenue, and produced 8.1 billion pounds of chicken products.
In December 2009, we adopted Amended and Restated Corporate Bylaws (the “Restated Bylaws”), which changed our fiscal year end from the Saturday nearest September 30 of each year to the last Sunday in December of each year. This change aligns our reporting cycle with the fiscal calendar of our majority stockholder, JBS USA Holdings, Inc. (“JBS USA”). The change was effective for our 2010 fiscal year, which began December 28, 2009 and ended December 26, 2010 and resulted in an approximate three-month transition period which began September 27, 2009 and ended December 27, 2009 (the “Transition Period”). We now operate on the basis of a 52/53-week fiscal year that ends on the Sunday falling on or before December 31. The reader should assume any reference we make to a particular year (for example, 2010) in this annual report applies to our fiscal year and not the calendar year.
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
We have a broad geographic reach and we offer our diverse customer base a balanced portfolio of fresh and prepared chicken products. We have consistently provided our customers with high quality products and service with a focus on delivering higher-value, higher-quality products. As such we have become a valuable partner to our customers and a recognized industry leader. Our sales efforts are largely targeted towards the foodservice industry, principally chain restaurants and food processors such as Yum! Brands®, Burger King®, Wendy’s®, Chick-fil-A® and retail customers including grocery store chains and wholesale clubs such as Kroger®, Wal-Mart®, Costco®, Publix® and Sam’s Club®. We also export products to customers in approximately 105 countries, including Mexico.
Mexico represented approximately 10% of our net sales in 2011. We are the second-largest producer and seller of chicken in Mexico and are one of the lower-cost producers of chicken in the country. While the market for chicken products in Mexico is less developed than in the US, with sales attributed to fewer, more basic products, we have been successful in differentiating our products through high-quality client service and product improvements such as dry-air chilled, eviscerated products. Additionally, we are an important player in the live market, which accounts for 31% of the chicken sales in Mexico. We believe that Mexican supermarket chains consider us one of the leaders in innovation for fresh products. Our strategy is to capitalize on this trend through our vast US experience in products, quality and our well-known service.
As a vertically integrated company, we control every phase of the production of our products. We believe that vertical integration helps us better manage food safety and quality, as well as more effectively control margins and improve customer service. We currently operate in 12 US states, Puerto Rico and Mexico. Our plants are strategically located to supply our distribution network and ensure that customers timely receive the freshest products. We operate 25 fresh processing plants, eight prepared foods cook plants, one fresh processing plant in Puerto Rico, three processing plants in Mexico, and 13 distribution centers (one in Puerto Rico and 12 in Mexico). We reopened an idled processing plant in Douglas, Georgia in January 2011. The Company will evaluate the decision to bring the Douglas, Georgia facility to full capacity during 2012. In addition, the Company operates nine rendering facilities (six in the US, one in Puerto Rico and two in Mexico) and three pet food plants in the US. The Company currently has five additional processing plants that are currently idle. Combined with our global network of approximately 4,200 growers, 31 feed mills and 37 hatcheries, we believe we are well positioned to keep up with the growing demand for our products.
Emergence from Bankruptcy
On December 1, 2008, we and six of our subsidiaries filed voluntary petitions in the United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division, seeking reorganization relief under the provisions of Chapter 11 of Title 11 of the United States Code. We emerged from our Chapter 11 bankruptcy proceedings on December 28, 2009. In connection with our emergence from bankruptcy, our common stock outstanding immediately prior to the emergence was canceled and converted into the right to receive newly-issued shares of common stock of the reorganized Company based on a one-for-one exchange ratio, which constitutes 36.0% of the total number of shares of our newly-issued common stock. The remaining shares of our newly-issued common stock, constituting 64.0% of our total issued and outstanding common stock on the date of our emergence from bankruptcy, were purchased by JBS USA, a wholly-owned indirect subsidiary of JBS S.A., a Brazil-based meat producer, for $800.0 million in cash. On November 5, 2010, JBS USA increased its stake in the Company to 67.3% of the total number of shares issued and outstanding on such date. On January 5, 2012, the Company issued 200,000 shares of common stock, which subsequently reduced JBS USA's stake in the Company to 67.2%. See "Note 18. Incentive Compensation Plans" to the Consolidated Financial Statements for additional information. Upon exiting from bankruptcy, we and certain of our subsidiaries entered into an exit credit facility that provides for an aggregate commitment of $1.75 billion (the “Exit Credit Facility”). The facility consisted of a three-year $600.0 million revolving credit facility, a three-year $375.0 million Term A facility and a five-year $775.0 million Term B facility. As of December 25, 2011, a principal amount of $347.3 million under the revolving loan commitment and a principal amount of $574.6 million under the Term B facility were outstanding. See "Note 2. Chapter 11 Proceedings" of our Consolidated Financial Statements included in this annual report for additional information on our Chapter 11 filings and proceedings.
The Industry
Industry Overview
The US consumes more chicken than any other protein (approximately 30 billion pounds projected in calendar year 2012), and chicken is the second most consumed protein globally after pork. The US is the world’s largest producer of chicken and is projected to produce approximately 37 billion pounds of ready-to-cook broiler meat in calendar year 2012, representing 20.0% of the total world production. China and Brazil produce the second and third most broiler meat, with 16.6% and 16.4% of the world market, respectively.
The US is the second-largest exporter of broiler meat behind Brazil. The US is projected to export 7 billion pounds in calendar year 2012 which would account for 31.6% of the total world exports and 18.4% of the total US production. The top five exporters control over 89% of the market. The broiler export marketplace has grown at a rapid pace since the early 1990s. The growth has been driven by various geopolitical events such as the collapse of the former Soviet Union as well as changing consumer preferences. Key importers of broilers include Russia, China, the EU, Mexico and Saudi Arabia. Other export markets such as Hong Kong, Vietnam, the Middle East and Africa are projected to increase their imports of US chicken.
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
According to the USDA, chicken production in the US has increased at a compounded annual growth rate of 3.2% over the past 20 years. Similarly, per capita consumption of chicken has increased at a compounded annual growth rate of 1.4%. During this same period of time, per capita beef consumption has declined at a compounded annual growth rate of 0.6% while pork has declined at a compounded annual growth rate of 0.3%. The growth in chicken demand is attributable to (i) relative affordability compared to other proteins such as beef and pork, (ii) the increasingly health conscious nature of US consumers, (iii) chicken’s consistent quality and versatility and (iv) its introduction on many foodservice menus. In addition, global protein demand has remained strong, and we believe protein demand will continue to expand consistent with rising standards of living and a growing middle class in developing countries around the world.
We benefit from a shorter production lifecycle of chickens compared to other proteins. While production for beef takes approximately 28 to 30 months from breeding to slaughter and the production for pork takes 11 to 12 months, the production lifecycle for the broiler is only ten weeks. There are three key components of broilers that are sold for consumption: the breast, the wing and the leg quarters. An estimated 88% of broiler production in the US is sold in separate parts, rather than as a whole bird. This is due primarily to an increase in demand associated with the white meat of the breast, as well as demand for boneless breasts and wings.
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
Feed. Broilers are fed corn and soybean meal as well as certain vitamins and minerals. Corn and soybean meal account for approximately 65% and 24% of the feed, respectively. Broiler production is significantly more efficient from a feed perspective than cattle or hogs. Approximately 1.9 pounds of feed are required for each pound of chicken, as compared to approximately 6.5 and 3.0 pounds for cattle and hogs, respectively.

In the past, cost of feed had been largely steady, with occasional spikes resulting from externalities. These externalities often took the form of poor weather conditions, such as droughts or excessive rains leading to poor crop yields. More recently, however, feed prices have risen significantly due to increased demand both domestically for ethanol and globally for protein production.
Relationship with JBS USA
JBS USA currently owns 67.2% of our total issued and outstanding common stock. As a majority owned subsidiary of JBS USA, we work closely with their management to identify areas where both companies can seek synergies and benefit together. As part of our broader reorganization plan, we moved our headquarters to Greeley, Colorado, the headquarters of JBS USA.
Over the past three years, we have closed, idled or sold ten plants and 13 distribution centers, reduced or consolidated production at other facilities, streamlined our workforce and reduced administrative and corporate expenses, including closing our corporate headquarters and satellite headquarters as part of our relationship with JBS USA. We reopened an idled processing plant in Douglas, Georgia in January 2011. The Company will evaluate the decision to bring the Douglas, Georgia facility to full capacity during 2012.
While the US is our largest market, we have a growing focus on international markets as we diversify our geographic presence and expand our revenue base. Our key international markets include former countries within the Commonwealth of Independent States ("CIS"), the Far East and Mexico. We continue to leverage JBS USA’s existing international network and distribution capabilities to tap new markets such as Africa and the Middle East.
Working with JBS USA, we have integrated sophisticated risk management techniques into our operations. We have taken steps to avoid, reduce and insure the different risks inherent in our business from a holistic viewpoint. We focus not only on operational risk, but financial and strategic risk as well. These areas of focus include input costs (commodity pricing, live and processed product cost and spoilage), revenue risk (sales price and mix), financial risk (adequate controls, timely and effective reporting systems and other management and governance systems) as well as competitive risks and market trends. We aim to identify, categorize and respond to these risks in a systematic manner to manage as much of their impact on our business as possible.
Recent Developments
Pilgrim's commenced a rights offering for up to approximately 44.4 million shares of common stock to its stockholders of record on January 17, 2012 in order to strengthen its capital structure. Pilgrim's distributed one nontransferable subscription right for each share of common stock then owned (the "Rights Offering"). Each subscription right entitles the holder to purchase 0.2072 shares of common stock at a purchase price of $4.50 per share. The Rights Offering also includes an over-subscription privilege, which entitles a stockholder who exercises all of their basic subscription privilege in full the right to purchase pro rata additional shares of common stock that remain unsubscribed at the expiration of the Rights Offering, which is scheduled to expire on February 29, 2012. Pilgrim's expects the aggregate gross proceeds (before expenses) of the offering to be approximately $200.0 million. Pilgrim's expects to use the net proceeds from the offering for additional working capital to improve our capital position and for general corporate purposes. We also anticipate that we will use a portion of the net proceeds from the Rights Offering to repay the principal amount of $50.0 million, plus accrued interest, of our subordinated debt owed to our majority stockholder, JBS USA. We may also use the net proceeds to repay indebtedness under the Exit Credit Facility. In addition, in connection with the Rights Offering, we expect to terminate certain commitments of JBS USA to make additional subordinated loans to us. JBS USA has committed to participate in the Rights Offering and exercise its basic subscription and over-subscription privilege in full and has executed an agreement reflecting its commitment.
Competitive Strengths
We believe that our competitive strengths will enable us to maintain and grow our position as a leading chicken company and to capitalize on future favorable growth opportunities:
Leading market position in the growing chicken industry. We are the second-largest chicken producer in the US with a 16.9% market share, based on ready-to-cook production. We believe we can maintain this leading market position as we are one of the few producers in the chicken industry that can fully supply larger retailers and foodservice companies due to our broad product offering and technical capabilities. We are a viable supplier for large integrated customers due to our ability to ensure supply, demonstrate innovation and new product development and provide competitive pricing. Our vertical integration gives us control over our supply of chicken and chicken parts. Further, our processing facilities offer a wide range of capabilities and are particularly suited for the high-volume production as well as low-volume custom production runs necessary to meet both the capacity and quality requirements of our customer base. Finally, we have established a reputation for dependable quality, highly responsive service and excellent technical support.
Experienced management team. We have a proven senior management team whose tenure in the chicken industry has spanned numerous market cycles and is among the most experienced in the industry. Our senior management team is led by William W. Lovette, our Chief Executive Officer, who has 29 years of experience in the chicken industry. Our management team has successfully improved and realigned our business and instilled a corporate culture focused on performance and accountability. Our senior operating executives have backgrounds with leading agribusiness companies, including Tyson Foods, Inc., ConAgra Foods, Inc. and Bunge Limited, among others. We believe that this combination of backgrounds and experience will continue to provide the foundation for a focused business strategy and will enable us to maintain and strengthen long-term relationships with customers and help us grow our business in the future. We also benefit from management ideas, best practices, and talent shared with the seasoned management team at our majority stockholder, JBS USA, and its parent company, JBS S.A., who have over 50 years of combined experience operating protein processing facilities in South America, the United States and Australia.
Leaner, more focused enterprise since emergence from bankruptcy. Following our restructuring efforts, we are a more efficient and lean organization supported by a market-driven business strategy. Since 2008, we have closed, idled or sold ten plants and 13 distribution centers, reduced or consolidated production at other facilities, streamlined our workforce and reduced administrative and corporate expenses including closing our corporate headquarters and satellite headquarters as part of our becoming a majority owned subsidiary of JBS USA. In addition, we continue to make significant production improvements driven by improved yields, labor, cost savings and product mix. We estimate that these efforts will result in a $400.0 million annualized run rate improvement in plant related costs and mix by the first part of 2012. Further, we are a financially stronger company with a more conservative balance sheet.
Blue chip and diverse customer base. We benefit from strong relationships with leading companies, including Sysco®, US Foodservice, Yum! Brands®, Wendy’s®, Chick-fil-A®, Kroger®, Wal-Mart®, Costco®, Publix®, Sam’s Club®, ConAgra Foods®, and Nestle®, many of whom have been doing business with us for more than six years. We sell our products to a large and diverse customer base, with over 5,000 customers and no concentrations above 6.0% of sales except for our largest customer, Wal-Mart Stores, Inc., which accounted for 9.9% of net sales in 2011.

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
Business Strategy

Our objectives are to (i) strategically grow value added exports, (ii) be a valued partner with our key customers, (iii) relentlessly pursue operational excellence and (iv) instill accountability and ownership into our company culture. To achieve these goals, we plan to continue pursuing the following strategies:

Strategically grow value added exports. We will continue to focus on international opportunities and we plan to further diversify our international markets to complement our US chicken operations and capitalize on attractive export markets. According to the USDA, the export of US chicken products increased at a average annual growth rate of 3.6% from 2000 through 2010. We believe US chicken exports will continue to grow as worldwide demand increases for high-grade, low-cost meat protein sources. Historically, we targeted international markets to generate additional demand for our dark chicken meat, which is a natural by-product of our US operations given our concentration on prepared foods products and the US customers' general preference for white chicken meat. As part of this initiative, we created a significant international distribution network into several markets, including Mexico, which we now utilize not only for dark chicken meat distribution, but also for various higher-margin prepared foods and other poultry products. We employ both a direct international sales force and export brokers. Our key international markets include CIS, the Far East and Mexico. Our relationship with our majority owner, JBS USA, has improved our access to markets such as Africa, the Middle East and Asia. We believe substantial opportunities exist to expand our sales to these markets by capitalizing on direct international distribution channels supplemented by our existing export broker relationships. Our export sales accounted for approximately 13.0% of our US chicken sales in 2011 with year over year growth of 40.1%.

Valued partner with our key customers. We are the second-largest producer of chicken products in the world. We have developed and acquired complementary markets, distributor relationships and geographic locations, establishing relationships with broad-line national distributors and retailers which have enabled us to expand our customer base and provide nationwide distribution capabilities for all of our product lines. As a result, we believe we are one of only two US chicken producers that can supply the growing demand for a broad range of price competitive standard and specialized products with well-known brand names on a nationwide basis from a single-source supplier. By having the best in class quality management systems, we plan to further grow our industry position and continue being a valued partner with our key customers.

Operational excellence. As production and sales grow, we continue to focus on improving operating efficiencies by focusing on cost reductions, improving processes, training and our total quality management program. In addition, we remain focused on cost control. Specific initiatives include:

•	Benchmarking live and plant costs against the industry;

•	Striving to be in the top 25% of the industry for yields and costs;

•	Driving accountability and ownership deeper in the organization;

•	Conducting monthly performance reviews with senior management; and,

•	Improving sales mix and price.

Accountability and ownership instilled in to the company culture. The Company has realigned its business units to give ownership and accountability to proven leaders of management. We plan to further grow and develop our talent within the company and implement a results oriented culture, consistent with the values of JBS USA. We have also implemented a new incentive system that focuses on process improvements, higher margins, improved sales mix and increased profits throughout the organization.
Reportable Business Segment
We operate in one reportable business segment, as a producer and seller of chicken products we either produce or purchase for resale in the US, Puerto Rico and Mexico. We conduct separate operations in the US, Puerto Rico and Mexico; however, for geographic reporting purposes, we include Puerto Rico with our US operations. See "Note 22. Business Segment and Geographic Reporting" of our Consolidated Financial Statements included in this annual report for additional information.
Narrative Description of Business
Products and Markets
Our primary chicken product types are fresh, prepared and export. We sell our fresh chicken products to the foodservice and retail markets. Our fresh chicken products consist of refrigerated (nonfrozen) whole or cut-up chicken, either pre-marinated or non-marinated and prepackaged case-ready chicken. Our case-ready chicken includes various combinations of freshly refrigerated, whole chickens and chicken parts in trays, bags or other consumer packs labeled and priced ready for the retail grocer’s fresh meat counter. Our fresh chicken sales in 2011 accounted for 51.7% of our total US chicken sales.
We also sell prepared chicken products, including portion-controlled breast fillets, tenderloins and strips, delicatessen products, salads, formed nuggets and patties and bone-in chicken parts. These products are sold either refrigerated or frozen and may be fully cooked, partially cooked or raw. In addition, these products are breaded or non-breaded and either pre-marinated or non-marinated. Our prepared chicken products sales in 2011 accounted for 35.0% of our total US chicken sales.
Export and other chicken products primarily consist of whole chickens and chicken parts sold mostly in bulk, non-branded form either refrigerated for distributors in the US or frozen for distribution to export markets. In the US, prices of these products are negotiated daily or weekly and are generally related to market prices quoted by the US Department of Agriculture (“USDA”) or other public price reporting services. We sell US-produced chicken products for export to CIS, the Far East, Mexico and other world markets. Our export and other chicken products sales in 2011 accounted for 13.3% of our total US chicken sales.
Our primary customer markets consist of the foodservice and retail channels, as well as selected export and other markets. The foodservice market principally consists of chain restaurants, food processors, broad-line distributors and certain other institutions located throughout the continental US. We supply chicken products ranging from portion-controlled refrigerated chicken parts to fully-cooked and frozen, breaded or non-breaded chicken parts or formed products.
Our categories within foodservice include frozen, fresh and corporate accounts. Fresh and frozen chicken products are usually pre-cut to customer specifications and are often marinated to enhance value and product differentiation. Corporate accounts include further-processed and value-added products supplied to select foodservice customers improving their ability to manage product consistency and quality in a cost efficient manner. We believe we are positioned to be the primary or secondary supplier to national and international chain restaurants who require multiple suppliers of chicken products. Additionally, we believe we are well suited to be the sole supplier for many regional chain restaurants. Regional chain restaurants often offer better margin opportunities and a growing base of business. We believe we have operational strengths in terms of full-line product capabilities, high-volume production capacities, research and development expertise and extensive distribution and marketing experience relative to smaller and non-vertically integrated producers. Foodservice growth is anticipated to continue, despite the effects resulting from continued weak economic conditions in the US.
The retail market consists primarily of grocery store chains, wholesale clubs and other retail distributors. We concentrate our efforts in this market on sales of branded, prepackaged cut-up and whole chicken and chicken parts to grocery store chains and retail distributors. For many years, we have invested in both trade and retail marketing designed to establish high levels of brand name awareness and consumer preferences. We utilize numerous marketing techniques, including advertising, to develop and strengthen trade and consumer awareness and increase brand loyalty for consumer products marketed under the Pilgrim’s Pride® and Pilgrim’s® brands. We believe our efforts to achieve and maintain brand awareness and loyalty help to provide more secure distribution for our products. We also believe our efforts at brand awareness generate greater price premiums than would otherwise be the case in certain markets. Additionally, we maintain an active program to identify consumer preferences. The program primarily consists of discovering and validating new product ideas, packaging designs and methods through sophisticated qualitative and quantitative consumer research techniques in key geographic markets.
The export and other chicken market consists primarily of customers who purchase for distribution in the US or for export to CIS, the Far East, Mexico and other world markets. Our export and other chicken products, with the exception of our exported prepared chicken products, consist of whole chickens and chicken parts sold primarily in bulk, nonbranded form, either refrigerated or frozen.
Historically, we have targeted international markets to generate additional demand for our dark chicken meat, which is a natural by-product of our US operations given our concentration on prepared chicken products and the US customers’ general preference for white chicken meat. We have also begun selling prepared chicken products for export to the international divisions of our US chain restaurant customers. Utilizing the extensive sales network of JBS USA, we believe that we can accelerate the sales of value-added chicken products into international channels. We also believe that the history of our successful export sales and our relationship with JBS USA position us favorably to capitalize on international growth.

The following table sets forth, for the periods beginning with 2007, net sales attributable to each of our primary product lines and markets served with those products. We based the table on our internal sales reports and their classification of product types.

	2011	2010	Transition Period	2009	2008	2007
US chicken:	(In thousands)
Prepared chicken	$2,135,337	$2,262,107	$535,810	$2,294,576	$2,552,065	$2,409,113
Fresh chicken	3,160,429	2,834,972	663,418	3,113,062	3,591,785	3,255,716
Export and other chicken by-products	808,038	581,303	134,976	656,276	933,197	663,525
Total US chicken	6,103,804	5,678,382	1,334,204	6,063,914	7,077,047	6,328,354
Mexico chicken	720,333	615,433	127,557	487,785	543,583	488,466
Total chicken	6,824,137	6,293,815	1,461,761	6,551,699	7,620,630	6,816,820
Other products:
US	674,923	558,675	132,500	505,738	863,495	661,115
Mexico	36,638	29,139	8,473	30,618	34,632	20,677
Total other products	711,561	587,814	140,973	536,356	898,127	681,792
Total net sales	$7,535,698	$6,881,629	$1,602,734	$7,088,055	$8,518,757	$7,498,612
The following table sets forth, beginning with 2007, the percentage of net US chicken sales attributable to each of our primary product lines and the markets serviced with those products. We based the table and related discussion on our internal sales reports and their classification of product types and customers.

	2011	2010	Transition Period	2009	2008	2007
	(Percent)
Prepared chicken	35.0	39.9	40.2	37.9	36.1	38.2
Fresh chicken	51.7	49.9	49.7	51.3	50.7	51.4
Export and other chicken by-products	13.3	10.2	10.1	10.8	13.2	10.4
Total US chicken	100.0	100.0	100.0	100.0	100.0	100.0

United States
Product Types
Fresh Chicken Overview. Fresh chicken is an important component of our sales and accounted for $3,160.4 million, or 51.7%, of our total US chicken sales in 2011 and $3,255.7 million, or 51.4%, in 2007. Most fresh chicken products are sold to established customers, based upon certain weekly or monthly market prices reported by the USDA and other public price reporting services, plus a markup, which is dependent upon the customer’s location, volume, product specifications and other factors. We believe our practices with respect to sales of fresh chicken are generally consistent with those of our competitors. The majority of these products are sold pursuant to agreements with varying terms that either set a fixed price for the products or set a price according to formulas based on underlying commodity markets such as corn and chicken price forecasts, subject in many cases to minimum and maximum prices.
Prepared Chicken Overview. In 2011, $2,135.3 million, or 35.0%, of our US chicken sales were in prepared chicken products to foodservice customers and retail distributors, as compared to $2,409.1 million, or 38.2%, in 2007. The production and sale in the US of prepared chicken products reduce the impact of the costs of feed ingredients on our profitability. Feed ingredient costs are the single largest component of our US cost of sales, representing approximately 40.7% of our US cost of sales in 2011. The production of feed ingredients is positively or negatively affected primarily by the global level of supply inventories, demand for feed ingredients, the agricultural policies of the US and foreign governments and weather patterns throughout the world. As further processing is performed, feed ingredient costs become a decreasing percentage of a product’s total production cost, thereby reducing their impact on our profitability. Products sold in this form enable us to charge a premium, reduce the impact of feed ingredient costs on our profitability and improve and stabilize our profit margins.
We establish prices for our prepared chicken products based primarily upon perceived value to the customer, production costs and prices of competing products. The majority of these products are sold pursuant to agreements with varying terms that either set a fixed price for short-term periods or set a price according to formulas based on an underlying commodity market such as corn and chicken price forecasts, subject in many cases to minimum and maximum prices. Many times, these prices are dependent upon the customer’s location, volume, product specifications and other factors.
Export and Other Chicken Products Overview. Our export and other products consist of whole chickens and chicken parts sold primarily in bulk, non-branded form, either refrigerated to distributors in the US or frozen for distribution to export markets, and branded and non-branded prepared chicken products for distribution to export markets. In 2011, approximately $808.0 million, or 13.3%, of our total US chicken sales were attributable to US chicken export and other products, as compared to $663.5 million, or 10.4%, in 2007.
Markets for Other Products
In 2011, we had regional distribution centers located in Arizona, Texas and Utah that were primarily focused on distributing our own chicken products. In November 2011, we sold the distribution centers to JBS Trading International, Inc., a wholly owned subsidiary of JBS USA. See "Note 17. Related Party Transactions" of our Consolidated Financial Statements included in this annual report for additional information on the sale of the distribution centers. In addition, we market fresh eggs under private labels, in various sizes of cartons and flats to US retail grocery and institutional foodservice customers located primarily in Texas. Many of our US feed mills produce and sell some livestock feeds to local dairy farmers and livestock producers. Also included in this category are chicken by-products, which we convert into protein products and sell primarily to manufacturers of pet foods.
Mexico
Background
The Mexico market represented approximately 10.0% of our net sales in 2011. We are the second-largest producer and seller of chicken in Mexico. We believe that we are one of the lower-cost producers of chicken in Mexico.
Product Types
While the market for chicken products in Mexico is less developed than in the US, with sales attributed to fewer, more basic products, we have been successful in differentiating our products through high-quality client service and product improvements. Additionally, we are an important player in the live market, which accounts for 31% of the chicken sales in Mexico.

Markets
We sell our chicken products primarily to wholesalers, large restaurant chains, fast food accounts, supermarket chains and direct retail distribution in selected markets. Our largest presence is by far in the central states of the country where we have been able to gain market share. Our presence in Mexico reaches 74% of the population.
Foreign Operations Risks
Our foreign operations pose special risks to our business and operations. A discussion of foreign operations risks is included in "Item 1A. Risk Factors.”
General
Competitive Conditions
The chicken industry is highly competitive. We are the second largest producer in the world and we believe our relationship with JBS USA enhances our competitive position. In the US and Mexico, we compete principally with other vertically integrated poultry companies.
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
Restructuring Efforts
Since January 2010, we implemented significant operational changes to reduce costs and operate more efficiently, as well as realized substantial benefits through synergies following the JBS USA acquisition. We reduced our production footprint to mitigate capacity utilization and efficiency issues created by previously enacted across-the-board production cuts. In addition, we continue to evaluate our noncore businesses, which has resulted in the sale of certain noncore businesses. Our restructuring efforts included:

•	Idling a processing facility in Dallas, Texas.

•	Closing hatcheries in Moulton, Alabama and DeQueen, Arkansas.

•	Idling a feed mill in Staley, North Carolina.

•	Closing administrative offices in Pittsburg, Texas and Atlanta, Georgia.

•	Selling distribution centers in Mt. Pleasant, Texas; Arlington, Texas; San Antonio, Texas; Salt Lake City, Utah, and Phoenix, Arizona to JBS Trading International, Inc.

•	Selling our pork operations to Swift Pork Company.

•	Selling a rendering facility in Ball Ground, Georgia and a hatchery in Crossville, Alabama.

•	Reducing or consolidating production at various other facilities throughout the US.

Exit and disposal activities from January 2010 to present have eliminated approximately 1,500 positions and recognized net pre-tax charges totaling $96.4 million.

In addition, we continue to realize other business improvements and efficiency gains from ongoing actions and a more favorable product mix since exiting from bankruptcy. These ongoing improvements include reductions in selling, general and administrative expenses through administrative headcount reductions; supply chain and margin improvements; savings from contract rejections; and additional improvements. We also continue to review and evaluate various restructuring and other alternatives to streamline our operations, improve efficiencies and reduce costs. Such initiatives may include selling assets, consolidating operations and functions, employee relocation and voluntary and involuntary employee separation programs. Any such actions may require us to obtain the pre-approval of our lenders under our Exit Credit Facility. In addition, such actions will subject the Company to additional short-term costs, which may include asset impairment charges, lease commitment costs, employee retention and severance costs and other costs. Certain of these activities may have a disproportionate impact on our income relative to the cost savings.
Key Customers
Our two largest customers accounted for approximately 15.9% of our net sales in 2011, and our largest customer, Wal-Mart Stores Inc., accounted for 9.9% of our net sales in 2011.
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
Our operations are subject to extensive regulation by the EPA and other state and local authorities relating to handling and discharge of waste water, storm water, air emissions, treatment, storage and disposal of wastes, handling of hazardous substances and remediation of contaminated soil, surface water and groundwater. Our Mexican operations also are subject to extensive regulation by Mexican environmental authorities. The EPA and/or other US or Mexican state and local authorities may, from time to time, adopt revisions to environmental rules and regulations, and/or changes in the terms and conditions of our environmental permits, with which we must comply. Compliance with existing or new environmental requirements, including more stringent limitations imposed or expected in recently-renewed or soon-to be renewed environmental permits, may require capital expenditures and operating expenses which may be significant.
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
Employees
As of December 25, 2011, we employed approximately 34,500 persons in the US and approximately 5,000 persons in Mexico. Approximately 36.0% of the Company’s employees were covered under collective bargaining agreements. Substantially all employees covered under collective bargaining agreements are covered under agreements that expired in 2011 and have yet to be renegotiated or will expire in 2012. We have not experienced any labor-related work stoppage at any location in over seven years. We believe our relations with our employees are satisfactory. At any given time, we will be in some stage of contract negotiation with various collective bargaining units. The Company is currently in negotiations with union locals in eight locations, and there is no assurance that agreement will be reached, or if reached, on terms that are favorable to the Company. In the absence of an agreement, we may become subject to a strike, a work stoppage or other labor action at any of these locations.
Financial Information about Foreign Operations
Our foreign operations are in Mexico. Geographic financial information is set forth in "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.”
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
In addition, the Company makes available, through its Internet website, the Company’s Business Code of Conduct and Ethics, Corporate Governance Guidelines and the written charter of the Audit Committee, each of which is available in print to any stockholder who requests it by contacting the Secretary of the Company at 1770 Promontory Circle, Greeley, Colorado 80634-9038. Information contained on the Company’s website is not included as part of, or incorporated by reference into, this annual report.
Executive Officers
Set forth below is certain information relating to our current executive officers:

Name	Age	Positions
Wesley Mendonça Batista	41	Chairman of the Board
William W. Lovette	51	President and Chief Executive Officer
Fabio Sandri	40	Chief Financial Officer

Wesley Mendonça Batista, 41, currently serves as Chairman of the Board of Pilgrim’s Pride Corporation. Mr. Batista became President and Chief Executive Officer of JBS S.A. in February 2011. Mr. Batista previously served as President and Chief Executive Officer of JBS USA for approximately four years. Mr. Batista also serves as Chairman of the Board of JBS USA and is the Vice President of JBS S.A.’s board of directors. Mr. Batista has served in various capacities at JBS S.A. since 1987. Mr. Batista is the brother of Joesley Mendonça Batista, Chairman of the Board of JBS S.A., and José Batista Júnior, a Director of the Company and a Director of JBS S.A., and is the son of José Batista Sobrinho, the founder of JBS S.A. and a member of its board of directors. Mr. Batista brings to our board significant senior leadership and industry experience. Mr. Batista has long been one of the most respected executives in Brazil’s protein industry, and his reputation is now firmly established worldwide. Mr. Batista grew up in the protein industry, and it is his strategic insight and entrepreneurial spirit that has facilitated the growth of JBS S.A. through numerous acquisitions, expanding its reach across the globe. As Chairman of the Board, Mr. Batista has direct responsibility for Pilgrim’s Pride’s strategy and operations.
William W. Lovette, 51, joined Pilgrim’s as President and Chief Executive Officer on January 3, 2011. He brings more than 29 years of industry leadership experience to Pilgrim’s. He previously served two years as President and Chief Operating Officer of Case Foods, Inc. Before joining Case Foods, Inc., Mr. Lovette spent 25 years with Tyson Foods in various roles in senior management, including President of its International Business Unit, President of its Foodservice Business Unit and Senior Group Vice President of Poultry and Prepared Foods. Mr. Lovette earned a B.S. degree from Texas A&M University. In addition, he is a graduate of Harvard Business School’s Advanced Management Program.
Fabio Sandri, 40, has served as the Chief Financial Officer for Pilgrim’s since June 2011. He previously served as the chief financial officer of Estacio Participações, the private post-secondary educational institution in Brazil since April 2010. From November 2008 until April 2010, he was the chief financial officer of Imbra SA, a provider of dental services based in Sao Paolo, Brazil. Commencing in 2005 through October 2008, he was employed by Braskem S.A., a New York Stock Exchange-listed petrochemical company headquartered in Camaçari, Brazil, first from 2005 to 2007 as its strategy director and from 2007 until his departure as its corporate controller. He earned his Masters in Business Administration in 2001 from the Wharton School at the University of Pennsylvania and a degree in electrical engineering in 1993 from Escola Politécnica da Universidade de São Paulo.

Item 1A.	Risk Factors
Forward Looking Statements
Certain written and oral statements made by our Company and subsidiaries of our Company may constitute “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995. This includes statements made herein, in our other filings with the SEC, in press releases, and in certain other oral and written presentations.
Statements of our intentions, beliefs, expectations or predictions for the future, denoted by the words “anticipate,” “believe,” “estimate,” “expect,” “plan,” “project,” “imply,” “intend,” “foresee” and similar expressions, are forward-looking statements that reflect our current views about future events and are subject to risks, uncertainties and assumptions. Such risks, uncertainties and assumptions include those described under “Risk Factors” below and elsewhere in this annual report.
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
The production of feed ingredients is positively or negatively affected primarily by the global level of supply inventories and demand for feed ingredients, the agricultural policies of the United States and foreign governments and weather patterns throughout the world. In particular, weather patterns often change agricultural conditions in an unpredictable manner. A significant change in weather patterns could affect supplies of feed ingredients, as well as both the industry’s and our ability to obtain feed ingredients, grow chickens or deliver products. More recently, feed prices have been impacted by increased demand both domestically for ethanol and globally for protein production.
Market prices for feed ingredients decreased throughout 2009 and the first six months of 2010, but rose significantly again from the third quarter of 2010 to the second quarter of 2011. These prices remained at historically high levels throughout the third quarter of 2011 before decreasing in the fourth quarter of 2011. Market prices for feed ingredients remain volatile. Consequently, there can be no assurance that the price of corn or soybean meal will not continue to rise as a result of, among other things, increasing demand for these products around the world and alternative uses of these products, such as ethanol and biodiesel production.
High feed ingredient prices have had, and may continue to have, a materially adverse effect on our operating results, which has resulted in, and may continue to result in, additional noncash expenses due to impairment of the carrying amounts of certain of our assets. We periodically seek, to the extent available, to enter into advance purchase commitments or financial derivative contracts for the purchase of feed ingredients in an effort to manage our feed ingredient costs. The use of these instruments may not be successful. In addition, we have not designated the derivative financial instruments that we have purchased to mitigate commodity purchase exposures as cash flow hedges. Therefore, we recognized changes in the fair value of these derivative financial instruments immediately in earnings. Unexpected changes in the fair value of these instruments could adversely affect the results of our operations.

As a result of high corn and soybean meal prices and low chicken prices, we have experienced significant losses during 2011. If chicken prices and feed ingredient prices fail to improve relative to the average 2011 prices, then, despite the amendments to the Exit Credit Facility obtained in connection with the Rights Offering, we may not be able to continue to comply with the financial covenants in the Exit Credit Facility.
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
In general, the competitive factors in the US chicken industry include:

•Price;
•Product quality;
•Product development;
•Brand identification;
•Breadth of product line; and
•Customer service.
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
Our two largest customers accounted for approximately 15.9% of our net sales in 2011, and our largest customer, Wal-Mart Stores Inc., accounted for 9.9% of our net sales in 2011. Our business could suffer significant setbacks in revenues and operating income if we lost one or more of our largest customers, or if our customers’ plans and/or markets should change significantly.
Our foreign operations pose special risks to our business and operations.
We have significant operations and assets located in Mexico and may participate in or acquire operations and assets in other foreign countries in the future. Foreign operations are subject to a number of special risks, including among others:

•Currency exchange rate fluctuations;
•Trade barriers;
•Exchange controls;
•Expropriation; and
•Changes in laws and policies, including tax laws and laws governing foreign-owned operations.
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
Historically, we have targeted international markets to generate additional demand for our products. In particular, given US customers' general preference for white meat, we have targeted international markets for the sale of dark chicken meat, specifically leg quarters, which are a natural by-product of our US operations' concentration on prepared chicken products. As part of this initiative, we have created a significant international distribution network into several markets in Mexico, CIS, and the Far East. Our success in these markets may be, and our success in recent periods has been, adversely affected by disruptions in chicken export markets. For example:

•
As a result of the January 2008 elimination of a tariff with regard to the import of chicken leg quarters into Mexico, greater amounts of chicken have been imported into Mexico from the US. On February 7, 2011, Mexico announced that it would investigate US producers over dumping complaints lodged by Mexican chicken processors. Mexican chicken processors allege US producers sold chicken legs and thighs on the Mexican market below their cost of production in 2010. The reinstatement of tariffs in Mexico would affect our ability to export products to Mexico and could have a material negative effect on our results of operations.

•
China imposed anti-dumping and countervailing duties on the US chicken producers in 2010. Until these duties are modified or eliminated, the duty rates can be expected to deter Chinese importers from purchases of US-origin chicken products, including our chicken products, and can be expected to diminish the volume of such purchases.

•
Russia effectively banned US poultry imports shipped after January 1, 2010 because of a chlorine treatment procedure required by US Department of Agriculture regulations. While Russia did allow US poultry imports to resume and we began exporting products to Russia again in September 2010, there can be no assurances that new disruptions will not arise. For example, Russia has indicated that it will develop its own internal poultry production and has set an import quota of 330,000 metric tons of poultry for 2012.

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
Further, on December 8, 2011, the USDA's Grain Inspection, Packers and Stockyards Administration issued new regulations under the Packers and Stockyards Act that would apply to all stages of a live poultry dealer's poultry grow-out. The new regulations will likely have a significant impact on the relationship between integrated poultry processors, like us, and their independent growers. Among other things, the new regulations will substantially limit our and our independent contract growers' freedom of contract, and affect the way we pay our independent contract growers. Many of the new regulations are, in our view, unclear, vague and will likely require litigation to determine their scope and impact. Such litigation could be costly to our industry and us. The new regulations could also lead to increased enforcement activity and private litigation against integrated poultry producers that could have a material adverse effect on our operations and financial operating results. Additionally, the new regulations could increase the cost of doing business or change the way in which we do business.

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
As of December 25, 2011, we employed approximately 34,500 persons in the US and approximately 5,000 persons in Mexico. Approximately 36.0% of the Company’s employees were covered under collective bargaining agreements. Substantially all employees covered under collective bargaining agreements are covered under agreements that expired in 2011 and have yet to be renegotiated or will expire in 2012. We have not experienced any labor-related work stoppage at any location in over seven years. We believe our relations with our employees are satisfactory. At any given time, we will be in some stage of contract negotiation with various collective bargaining units. The Company is currently in negotiation with union locals in eight locations, and there is no assurance that agreement will be reached, or if reached, on terms that are favorable to the Company. In the absence of an agreement, we may become subject to a strike, a work stoppage or other labor action at any of these locations.
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
Our majority stockholder, JBS USA, has committed to participate in the Rights Offering and exercise the basic subscription and over-subscription privilege in full and has executed an agreement reflecting its commitment. Once JBS USA exercises its basic and over-subscription privilege in full and no other stockholders do so, the percentage of the outstanding common stock beneficially owned by JBS USA would increase from approximately 67.2% to 72.8% based on the number of shares of common stock outstanding as of January 17, 2012. Under the stockholders agreement between us and JBS USA, JBS USA has the ability to elect up to six members of our board of directors and the other holders of our common stock have the ability to elect up to two members of our board of directors. If the percentage of our outstanding common stock owned by JBS USA exceeds 80%, then JBS USA would have the ability to elect one additional member of our board of directors while the other holders of our common stock would have the ability to elect one less member of our board of directors.
Our operations are subject to general risks of litigation.
We are involved on an on-going basis in litigation with our independent contract growers or arising in the ordinary course of business or otherwise. Trends in litigation may include class actions involving consumers, shareholders, employees or injured persons, and claims relating to commercial, labor, employment, antitrust, securities or environmental matters. Litigation trends and the outcome of litigation cannot be predicted with certainty and adverse litigation trends and outcomes could adversely affect our financial results.
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
Our future financial and operating flexibility may be adversely affected by our significant leverage.
We have substantial indebtedness, which could adversely affect our financial condition. On a consolidated basis, as of December 25, 2011, we had approximately $926.8 million in secured indebtedness, $546.8 million of unsecured indebtedness and had the ability to borrow approximately $248.0 million under the credit agreements, unless such requirement is waived by the lenders party thereto. Significant amounts of cash flow will be necessary to make payments of interest and repay the principal amount of such indebtedness.
The degree to which we are leveraged could have important consequences because:

•	It could affect our ability to satisfy our obligations under the credit agreement;

•
A substantial portion of our cash flow from operations is required to be dedicated to interest and principal payments and may not be available for operations, working capital, capital expenditures, expansion, acquisitions or general corporate or other purposes;

•	Our ability to obtain additional financing and to fund working capital, capital expenditures and other general corporate requirements in the future may be impaired;

•	We may be more highly leveraged than some of our competitors, which may place us at a competitive disadvantage;

•	Our flexibility in planning for, or reacting to, changes in our business may be limited;

•	It may limit our ability to pursue acquisitions and sell assets; and

•	It may make us more vulnerable in the event of a continued or new downturn in our business or the economy in general.
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
There can be no assurance that we will be able to generate sufficient cash flow from operations or that future borrowings will be available under our credit facilities in an amount sufficient to enable us to pay our debt obligations, including obligations under the Exit Credit Facility, or to fund our other liquidity needs. We may need to refinance all or a portion of their debt on or before maturity. There can be no assurance that we will be able to refinance any of their debt on commercially reasonable terms or at all.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
Operating Facilities
Our main operating facilities are as follows:

	Operating	Idled	Capacity(a)(b)	Average Capacity Utilization(b)
US Chicken Facilities
Fresh Processing Plants	25	5	33.5 million head	90.5%
Prepared Foods Cook Plants	8	—	22.6 million pounds	73.1%
Feed mills	26	3	11.9 million tons	74.3%
Hatcheries	30	10	1,935.0 million eggs	84.6%
Rendering	6	1	7,300 tons	59.9%
Pet Food Processing	3	—	1,200 tons	59.9%
Puerto Rico Facilities
Fresh Processing Plant	1	—	350,000 head	94.3%
Feed mill	1	—	82,000 tons	72.9%
Hatcheries	1	—	21.0 million eggs	78.0%
Rendering	1	—	84 tons	79.1%
Distribution Centers	1	—	N/A	N/A
Mexico Facilities
Processing plants	3	—	2.7 million head	84.7%
Feed mills	4	—	1.0 million tons	88.5%
Hatcheries	6	—	195.6 million eggs	96.8%
Rendering	2	—	26,000 tons	65.5%
Distribution Centers	12	—	N/A	N/A

(a)	Capacity is based on a five day week.

(b)	Capacity and utilization numbers do not include idled facilities.

Other Facilities and Information
Our corporate offices share a building with JBS USA in Greeley, Colorado. We own a partially automated distribution freezer located outside of Pittsburg, Texas, which includes 125,000 square feet of storage area. We own a building in Richardson, Texas, which houses our computer data center; and an office building in Broadway, Virginia, which houses additional sales and marketing, research and development, and support activities. We own an office building in Mexico City, which houses our Mexican marketing office and we lease an office building in Querétaro, Mexico, which houses our Mexican administrative functions. In addition, we own administrative office buildings in Pittsburg, Texas and Atlanta, Georgia that we are currently marketing for sale.
Most of our domestic property, plant and equipment are pledged as collateral on our long-term debt and credit facilities. See "Item  7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.”

Item 3.	Legal Proceedings
Grower Claims and Proceedings
Ricky Arnold et al. v. Pilgrim's Pride Corp., et al. On September 10, 2008, a lawsuit styled "Ricky Arnold, et al. v. Pilgrim's Pride Corp., et al." was filed against our Company and two of its representatives. In this lawsuit, filed in the Circuit Court of Van Buren County, Arkansas, nearly 100 contract poultry growers and their spouses assert claims of fraud and deceit, constructive fraud, fraud in the inducement, promissory estoppel, and violations of the Arkansas Livestock and Poultry Contract Protection Act relating to the idling of our Clinton, Arkansas processing plant. The total amount of damages sought by the contract poultry growers is unliquidated and unknown at this time. We filed a Notice of Suggestion of Bankruptcy. The Court has not issued an order in response to it. The plaintiffs filed proofs of claim in the Bankruptcy Court, and we filed objections to the proofs of claim. The plaintiffs in the Arnold case, and a number of other growers from the Clinton, Arkansas facility filed proofs of claim in the bankruptcy case. We anticipate that the Arnold case will be resolved as a part of the claim resolution process in the Bankruptcy Court. We express no opinion as to the likelihood of an unfavorable outcome or the amount or range of any possible loss to us.
Sheila Adams, et al. v. Pilgrim's Pride Corporation. On June 1, 2009, approximately 555 former and current independent contract broiler growers, their spouses and poultry farms filed an adversary proceeding against us in the Bankruptcy Court styled "Sheila Adams, et al. v. Pilgrim's Pride Corporation." In the adversary proceeding, the plaintiffs assert claims against us for: (i) violations of Sections 202(a), (b) and (e), 7 US C. § 192 of the Packers and Stockyards Act of 1921 (the "PSA"); (ii) intentional infliction of emotional distress; (iii) violations of the Texas Deceptive Trade Practices Act ("DTPA"); (iv) promissory estoppel; (v) simple fraud; and (vi) fraud by nondisclosure. The plaintiffs also filed a motion to withdraw the reference of the adversary proceeding from the Bankruptcy Court to the U.S District for the Eastern Court of Texas ("Marshall Court"). The motion was filed with the US District Court for the Northern District of Texas-Fort Worth Division (the "Fort Worth Court"). The Bankruptcy Court recommended the reference be withdrawn, but that the Fort Worth Court retain venue over the action to ensure against forum shopping. The Fort Worth Court granted the motion to withdraw the reference and consolidated this action with the City of Clinton proceeding described below. We filed a motion to dismiss the plaintiffs' claims. The Fort Worth Court granted in part and denied in part our motion, dismissing the following claims and ordering the plaintiffs to file a motion to amend their lawsuit and re-plead their claims with further specificity or the claims would be dismissed with prejudice: (i) intentional infliction of emotional distress; (ii) promissory estoppel; (iii) simple fraud and fraudulent nondisclosure; and (iv) DTPA claims with respect to growers from Oklahoma, Arkansas, and Louisiana. The plaintiffs filed a motion for leave to amend on October 7, 2009. Plaintiffs' motion for leave was granted and the plaintiffs filed their Amended Complaint on December 7, 2009. Subsequent to the

Fort Worth Court granting in part and denying in part our motion to dismiss, the plaintiffs filed a motion to transfer venue of the proceeding from the Fort Worth Court to the Marshall Court. We filed a response to the motion, but the motion to transfer was granted on December 17, 2009. On December 29, 2009, we filed our answer to plaintiffs' Amended Complaint with the Marshall Court. A bench trial commenced on June 16, 2011. The trial concluded as to the El Dorado growers on August 25, 2011. On September 30, 2011, the Marshall Court issued its Findings of Facts and Conclusions of Law and Judgment finding in favor of the Company on each of the grower claims with exception of claims under 7 U.S.C. §192(e), and awarding damages to plaintiffs in the aggregate of approximately $25.8 million. Afterward, the Company filed post-judgment motions attacking the trial court's findings of fact and conclusions of law, which, on December 28, 2011, were granted in part and resulted in a reduction of the damages award from $25.8 million to $25.6 million. On January 19, 2012, the Company appealed the findings of fact and conclusions of law and decision concerning the post-judgment motions to the United States Fifth Circuit Court of Appeals. The Company intends to vigorously pursue its appellate rights and defend against the underlying judgment. While the outstanding judgment is reasonably possible, the Company has recorded an estimated probable loss that is less than the outstanding judgment. No date has been scheduled for trying the remaining growers' claims, but the Company intends to vigorously defend against these claims. Although the likelihood of financial loss related to the remaining growers' claims is reasonably possible, an estimate of potential loss cannot be determined at this time because of now conflicting legal authority, the factual nature of the various growers' individual claims, and a new judge who will preside over the remaining bench trials. There can be no assurances that other similar claims may not be brought against the Company.
Grower Proofs of Claim. Approximately 161 former independent contract broiler growers, their spouses and poultry farms filed proofs of claim against us relating to the idling of the Company's El Dorado, Arkansas; Douglas, Georgia; Siler City and Sanford, North Carolina; and Athens, Alabama processing facilities. Eight of the growers also filed administrative claims against us. The growers' claims include: (i) fraud; (ii) fraudulent inducement; (iii) violations of the Packers & Stockyards Act; (iv) breach of fiduciary duty; (v) promissory estoppel; (vi) equitable estoppel; (vii) restitution; and (viii) deceptive trade practices. The claims relate to the growers' allegations that they were required to spend significant amounts improving their poultry farms in order to continue their contractual relationship with our Company and predecessor companies. On December 17, 2009, we filed objections to the proofs of claim and administrative claims. The parties have engaged in discovery. Since discovery commenced, we announced that we are reopening the Douglas, Georgia complex. Consequently, we circulated new poultry grower contracts with releases to those growers that own and/or operate poultry farms within or near Douglas, Georgia. Because numerous growers signed the poultry grower agreement that contained the release of their claims, approximately 133 of the 161 growers in this consolidated claims administration proceeding withdrew their proofs of claim and motions for administrative expense claims. There are currently approximately 48 growers in this proceeding. After engaging in discovery motion practice and a trial, the majority of the 48 growers' claims were dismissed. The Company subsequently settled the remaining claims.
Numerous former independent contract growers located in our Clinton, Arkansas complex filed proofs of claim against us relating to the Arnold litigation referenced above. The claims include: (i) fraud and deceit; (ii) constructive fraud; (iii) fraud in the inducement; (iv) promissory estoppel; (v) a request for declaratory relief; and (vi) violations of the Arkansas Livestock and Poultry Contract Protection Act, and relate to the growers' allegations that they were required to spend significant amounts improving their poultry farms in order to continue their contractual relationship with our Company and predecessor companies prior to us idling our Clinton processing facility. Most of the growers in this consolidated claims administration proceeding were named plaintiffs in the case styled, "Ricky Arnold, et al. v. Pilgrim's Pride Corporation, et al." discussed above. On November 30, 2009, we filed objections to the proofs of claim. On August 2, 2010, we filed numerous motions for summary judgment requesting the Bankruptcy Court to dismiss each grower's causes of action against our Company. In response to the dispositive motions, the growers conceded that their numerous fraud and statutory claims lacked merit; consequently, the parties recently submitted agreed orders dismissing these claims with prejudice. The sole remaining cause of action alleged by the growers against us is promissory estoppel. The hearing on our motions for summary judgment with respect to the promissory estoppel claims occurred on October 19, 2010. On December 15, 2010, the Bankruptcy Court granted the Company's summary judgment motion on 106 of the 107 growers' promissory estoppel claims. The Company settled with the grower whose claims were not dismissed for an immaterial amount. The growers whose claims were dismissed appealed the decision to the District Court, which, on December 19, 2011, affirmed the Bankruptcy Court's decision. On January 17, 2012, the growers appealed the District Court's decision to the United States Fifth Circuit of Court of Appeals. The Company intends to defend vigorously against the merits of the growers' appeal. We express no opinion as to the likelihood of an unfavorable outcome or the amount or range of any possible loss to us.
Securities Litigation
On October 29, 2008, Ronald Acaldo filed suit in the US District Court for the Eastern District of Texas, Marshall Division, against us and individual defendants Lonnie "Bo" Pilgrim, Lonnie Ken Pilgrim, J. Clinton Rivers, Richard A. Cogdill and Clifford E. Butler. The Complaint alleged that our Company and the individual defendants violated sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder.
On November 13, 2008, Chad Howes filed suit in the US District Court for the Eastern District of Texas, Marshall Division, against us and individual defendants Lonnie "Bo" Pilgrim, Lonnie Ken Pilgrim, J. Clinton Rivers, Richard A. Cogdill and Clifford E. Butler. The allegations in the Howes Complaint are identical to those in the Acaldo Complaint, as are the class allegations and relief sought. The defendants were never served with the Howes Complaint.

On May 14, 2009, the Court consolidated the Acaldo and Howes cases and renamed the style of the case, "In re: Pilgrim's Pride Corporation Securities Litigation." On May 21, 2009, the Court granted the Pennsylvania Public Fund Group's Motion for Appointment of Lead Plaintiff. Thereafter, on June 26, 2009, the lead plaintiff filed a Consolidated (and amended) Complaint. The Consolidated Complaint dismissed the Company and Clifford E. Butler as Defendants. In addition, the Consolidated Complaint added the following directors as Defendants: Charles L. Black, Key Coker, Blake D. Lovette, Vance C. Miller, James G. Vetter, Jr., Donald L. Wass, Linda Chavez, and Keith W. Hughes. The Consolidated Complaint alleges four causes of action: violations of Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder solely against Lonnie "Bo" Pilgrim, Clint Rivers, and Richard A. Cogdill (the "Officer Defendants"). Those claims assert that, during the Class Period of May 5, 2008 through October 28, 2008, the defendants, through various financial statements, press releases and conference calls, made material misstatements of fact and/or omitted to disclose material facts by purportedly failing to completely impair the goodwill associated with the Gold Kist acquisition. The Consolidated Complaint also asserts claims under Section 11 of the Securities Act of 1933 against all defendants, asserting that, statements made in a registration statement in connection with the May 14, 2008 secondary offering of our common stock were materially false and misleading for their failure to completely impair the goodwill associated with the Gold Kist acquisition. Finally, the Consolidated Complaint asserts a violation of Section 15 of the Securities Act of 1933 against the Officer Defendants only, claiming that the Officer Defendants were controlling persons of the Company and the other defendants in connection with the Section 11 violation. By the Consolidated Complaint, the lead plaintiff seeks certification of the Class, undisclosed damages, and costs and attorneys' fees.

On July 27, 2009, defendants filed a Motion to Dismiss the Consolidated Complaint for its failure to adequately plead, as to the Sections 10(b) and 20(a) claims, scienter and loss causation and, as to the Sections

11 and 15 claims, for its failure to adequately plead misrepresentations and omissions. Defendants requested that the Consolidated Complaint be dismissed with prejudice.
On August 17, 2010, the Court issued its Memorandum Opinion and Order on the motion to dismiss, granting in part and denying in part, the defendants' motion. The Court dismissed without prejudice the plaintiffs' claims alleging securities fraud under Section 10(b) of the Exchange Act and Rule 10b-5 and for controlling person liability under Section 20(a) of the Exchange Act. The Court denied defendants' motion to dismiss with respect to the plaintiffs' claim for negligent misrepresentation under Section 11 of the Securities Act and for controlling person liability under Section 15 of the Securities Act. The plaintiffs were granted leave to amend their complaint but elected not to do so. The defendants filed their Original Answer to the Complaint on November 15, 2010.
On May 9, 2011, the Court issued an Order setting a class certification hearing for February 7, 2012 and ordering the parties to confer and file a Docket Control Order by May 26, 2011. Thereafter, as per the Court's Order, the parties negotiated a proposed Docket Control Order, which was signed by the Court on May 31, 2011.
The parties have reached an agreement to settle this matter for $1.5 million, subject to Court approval. A Stipulation of Settlement was filed on November 14, 2011. On January 23, 2012, the Court issued an order Preliminarily Approving Settlement, in which the Court set a hearing date for the final approval of settlement for May 1, 2012. If the case does not settle as expected, the defendants intend to defend vigorously against the merits of the action and any attempts by the Lead Plaintiff to certify a class action.
ERISA Claims and Proceedings
On December 17, 2008, Kenneth Patterson filed suit in the US District Court for the Eastern District of Texas, Marshall Division, against Lonnie "Bo" Pilgrim, Lonnie Ken Pilgrim, Clifford E. Butler, J. Clinton Rivers, Richard A. Cogdill, Renee N. DeBar, our Compensation Committee and other unnamed defendants (the "Patterson action"). On January 2, 2009, a nearly identical suit was filed by Denise M. Smalls in the same court against the same defendants (the "Smalls action"). The complaints in both actions, brought pursuant to section 502 of the Employee Retirement Income Security Act of 1974 ("ERISA"), 29 US C. § 1132, alleged that the individual defendants breached fiduciary duties to participants and beneficiaries of the Pilgrim's Pride Stock Investment Plan (the "Stock Plan"), as administered through the Pilgrim's Pride Retirement Savings Plan (the "RSP"), and the To-Ricos, Inc. Employee Savings and Retirement Plan (the "To-Ricos Plan") (collectively, the "Plans") by failing to sell the common stock held by the Plans before it declined in value in late 2008, based on factual allegations similar to the allegation made in the Acaldo securities case discussed above. Patterson and Smalls further alleged that they purported to represent a class of all persons or entities who were participants in or beneficiaries of the Plans at any time between May 5, 2008 through the present and whose accounts held our common stock or units in our common stock. Both complaints sought actual damages in the amount of any losses the Plans suffered, to be allocated among the participants' individual accounts as benefits due in proportion to the accounts' diminution in value, attorneys' fees, an order for equitable restitution and the imposition of constructive trust, and a declaration that each of the defendants have breached their fiduciary duties to the Plans' participants.
On July 20, 2009, the Court entered an order consolidating the Smalls and Patterson actions. On August 12, 2009, the Court ordered that the consolidated case will proceed under the caption "In re Pilgrim's Pride Stock Investment Plan ERISA Litigation, No. 2:08-cv-472-TJW."
Patterson and Smalls filed a consolidated amended complaint ("Amended Complaint") on March 2, 2010. The Amended Complaint names as defendants the Pilgrim's Pride Board of Directors, Lonnie "Bo" Pilgrim, Lonnie Ken Pilgrim, Charles L. Black, Linda Chavez, S. Key Coker, Keith W. Hughes, Blake D.

Lovette, Vance C. Miller, James G. Vetter, Jr., Donald L. Wass, J. Clinton Rivers, Richard A. Cogdill, the Pilgrim's Pride Pension Committee, Robert A. Wright, Jane Brookshire, Renee N. DeBar, the Pilgrim's Pride Administrative Committee, Gerry Evenwel, Stacey Evans, Evelyn Boyden, and "John Does 1-10." The Amended Complaint purports to assert claims on behalf of persons who were participants in or beneficiaries of the RSP or the To-Ricos Plan at any time between January 29, 2008 through December 1, 2008 ("the alleged class period"), and whose accounts included investments in the Company's common stock.
Like the original Patterson and Smalls complaints, the Amended Complaint alleges that the defendants breached ERISA fiduciary duties to participants and beneficiaries of the RSP and To-Ricos Plan by permitting both Plans to continue investing in the Company's common stock during the alleged class period. The Amended Complaint also alleges that certain defendants were "appointing" fiduciaries who failed to monitor the performance of the defendant-fiduciaries they appointed. Further, the Amended Complaint alleges that all defendants are liable as co-fiduciaries for one another's alleged breaches. Plaintiffs seek actual damages in the amount of any losses the RSP and To-Ricos Plan attributable to the decline in the value of the common stock held by the Plans, to be allocated among the participants' individual accounts as benefits due in proportion to the accounts' alleged diminution in value, costs and attorneys' fees, an order for equitable restitution and the imposition of constructive trust, and a declaration that each of the defendants have breached their ERISA fiduciary duties to the RSP and To-Ricos Plan's participants.
The defendants filed a motion to dismiss the Amended Complaint on May 3, 2010. The plaintiffs responded to that motion on July 2, 2010, dropping plaintiff Smalls from the case and adding an additional plaintiff, Stanley Sylvestros. The defendants filed their reply in support of their motion to dismiss on August 2, 2010. The defendants files a notice of supplemental authority in support of their motion to dismiss on April 13, 2011, to which the plaintiffs responded on April 27, 2011. The plaintiffs in turn filed their own notice of supplement authority in opposition to the motion to dismiss on April 27, 2011, to which the defendants responded on May 10, 2011. On December 20, 2011, the case was reassigned to Judge Rodney Gilstrap, and on January 25, 2012, Judge Gilstrap referred the proceedings to Magistrate Roy S. Payne. The court has not yet ruled on the motion to dismiss.
Tax Claims and Proceedings
The United States Department of Treasury, Internal Revenue Service ("IRS") has filed an amended proof of claim in the Bankruptcy Court pursuant to which the IRS asserts claims that total $74.7 million. We have filed in the Bankruptcy Court (i) an objection to the IRS' amended proof of claim and (ii) a motion requesting the Bankruptcy Court to determine our US federal tax liability pursuant to Sections 105 and 505 of the Bankruptcy Code. The objection and motion assert that the Company has no liability for the additional US federal taxes that have been asserted for pre-petition periods by the IRS. The IRS has responded in opposition to our objection and motion. On July 8, 2010, the Bankruptcy Court granted our unopposed motion requesting that the Bankruptcy Court abstain from determining our federal tax liability. As a result, we intend to work with the IRS through the normal processes and procedures that are available to all taxpayers outside of bankruptcy (including the United States Tax Court ("Tax Court") proceedings discussed below) to resolve the IRS' amended proof of claim.
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
On August 10, 2010, we filed two petitions in Tax Court. The first petition relates to three Notices of Deficiency that were issued to us with respect to our 2003, 2005 and 2007 tax years. The second petition relates to a Notice of Deficiency that was issued to us with respect to Gold Kist's tax year ended June 30,

2005 and its short tax year ended September 30, 2005. Both cases are currently in litigation before the Tax Court.
We express no opinion as to the likelihood of an unfavorable outcome or the amount or range of any possible loss to us related to the above Tax Court cases. If adversely determined, the outcome could have a material effect on the Company's operating results and financial position.
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

Item 4.	Mine Safety Disclosures

None.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is listed on the New York Stock Exchange ("NYSE") and it is quoted under our ticker symbol “PPC.” High and low prices of the Company’s common stock for 2011 and 2010 are as follows:

	2011 Prices		2010 Prices
Quarter	High	Low	High	Low
First	$8.40	$6.59	$11.53	$7.63
Second	$7.71	$4.05	$13.05	$6.38
Third	$5.46	$2.96	$7.70	$5.73
Fourth	$6.30	$3.69	$8.10	$5.35
Holders
The Company estimates there were approximately 26,000 holders (including individual participants in security position listings) of the Company’s common stock as of February 17, 2012.
Dividends
The Company did not pay dividends in 2011 or 2010. Our Exit Credit Facility prohibits us from paying dividends on our common stock. Further, the indenture governing our 2018 Notes restricts, but does not prohibit, the Company from declaring dividends.
Issuer Purchases of Equity Securities in 2011
The Company did not repurchase any of its equity securities in 2011.
Equity Compensation Plan Information
The following table provides certain information about our common stock that may be issued under the Long Term Incentive Plan ( the "LTIP"), as of December 25, 2011. For additional information concerning terms of the LTIP, see "Note 18. Incentive Compensation Plans" of our Consolidated Financial Statements included in this annual report.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Option, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by securities holders	—	—	6,688,068
Equity compensation plans not approved by securities holders	—	—	—
Total	—	—	6,688,068

Total Return on Registrant’s Common Equity
The following graph compares the performance of the Company with that of the Russell 2000 composite index and a peer group of companies for the period from December 29, 2009 to December 25, 2011, with the investment weighted on market capitalization. Data for periods prior to December 29, 2009 is not shown because we were in bankruptcy prior to that date and financial results before and after December 29, 2009 are not comparable. The total cumulative return on investment (change in the year-end stock price plus reinvested dividends) for each of the periods for the Company, the Russell 2000 composite index and the peer group is based on the stock price or composite index at the beginning of the applicable period. Companies in the peer group index include Cagle’s, Inc., Sanderson Farms Inc., Hormel Foods Corp., Smithfield Foods Inc. and Tyson Foods Inc.
The graph covers the period from December 29, 2009 to December 25, 2011, and reflects the performance of the Company’s single class of common stock. The stock price performance represented by this graph is not necessarily indicative of future stock performance.

COMPARISON OF 2 YEAR CUMULATIVE TOTAL RETURN*

Among Pilgrim's Pride Corporation, the Russell 2000 Index, and a Peer Group

$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/29/2009
12/31/2009
1/31/2010
2/28/2010
3/31/2010
4/30/2010
5/31/2010
6/30/2010
7/31/2010
8/31/2010
9/30/2010
10/31/2010
11/30/2010
12/31/2010
1/31/2011
2/28/2011
3/31/2011
4/30/2011
5/31/2011
6/30/2011
7/31/2011
8/31/2011
9/30/2011
10/31/2011
11/30/2011
12/25/2011
Pilgrim's Pride Corporation
Russell 2000
Peer Group

*$100 invested on 12/29/09 in stock or index, including reinvestment of dividends.
Fiscal year ending December 25, 2011.

	12/29/09	12/31/09	01/31/10	02/28/10	03/31/10	04/30/10	05/31/10	06/30/10	07/31/10	08/31/10	09/30/10	10/31/10	11/30/10	12/31/10
Pilgrim’s Pride Corporation	$100.00	$95.50	$95.17	$96.78	$114.17	$125.11	$85.62	$70.49	$73.50	$67.17	$60.30	$65.45	$71.25	$76.07
Russell 2000	100.00	98.78	95.14	99.43	107.52	113.60	104.99	96.85	103.51	95.84	107.78	112.20	116.09	125.30
Peer Group	100.00	97.72	102.59	116.36	127.94	125.81	117.67	111.67	115.76	115.11	116.75	116.88	122.79	131.48

	01/31/11	02/28/11	03/31/11	04/30/11	05/31/11	06/30/11	07/31/11	08/31/11	09/30/11	10/31/11	11/30/11	12/25/11
Pilgrim’s Pride Corporation	$74.89	$82.73	$82.73	$63.09	$53.33	$58.05	$51.50	$37.34	$45.82	$54.08	$61.59	$64.27
Russell 2000	124.98	131.83	135.25	138.82	136.22	133.08	128.27	117.11	103.98	119.72	119.28	121.13
Peer Group	127.24	142.75	147.10	152.11	145.73	149.62	143.40	139.00	135.90	150.85	156.85	157.13

Item 6.	Selected Financial Data

			Three Months Ended
(In thousands, except ratios and per share data)	2011(a)	2010(a)	Dec 27, 2009(a)	Dec 27, 2008	2009(a)(b)	2008(a)(b)	2007(a)(b)
Income Statement Data:
Net sales	$7,535,698	$6,881,629	$1,602,734	$1,876,991	$7,088,055	$8,518,757	$7,498,612
Gross profit (loss)(d)	(141,537)	460,993	68,753	(100,142)	310,803	(247,359)	592,730
Goodwill impairment	—	—	—	—	—	501,446	—
Operating income (loss)(d)	(373,591)	185,427	7,589	(178,241)	67,327	(1,057,696)	237,191
Interest expense, net	110,067	101,748	44,193	39,569	157,543	131,627	118,542
Loss on early extinguishment of debt	—	11,726	—	—	—	—	26,463
Reorganization items, net	—	18,541	32,726	13,250	87,275	—	—
Income (loss) from continuing operations before income taxes(d)	(487,126)	66,488	(68,446)	(229,091)	(173,849)	(1,185,909)	98,926
Income tax expense (benefit)(e)	8,564	(23,838)	(102,371)	278	(21,586)	(194,921)	47,319
Income (loss) from continuing operations(d)	(495,690)	90,326	33,925	(229,369)	(152,263)	(990,988)	51,607
Net income (loss) attributable to noncontrolling interest	1,082	3,185	312	(13)	(82)	1,184	91
Net income (loss)(d)	(496,772)	87,141	33,613	(228,782)	(151,582)	(998,581)	47,017
Ratio of earnings to fixed charges(f)	(h)	1.49x	(h)	(h)	(h)	(h)	1.63x
Per Common Share Data:
Income (loss) from continuing operations	$(2.31)	$0.41	$0.45	$(3.10)	$(2.06)	$(14.31)	$0.77
Net income (loss)	(2.32)	0.41	0.45	(3.09)	(2.05)	(14.40)	0.71
Cash dividends	—	—	—	—	—	0.09	0.09
Book value	2.59	5.01	2.58	1.75	2.04	5.07	17.61
Balance Sheet Summary:
Working capital surplus (deficit)(g)	747,020	971,830	675,256	757,862	858,030	(1,262,242)	395,858
Total assets	2,879,545	3,218,898	3,209,463	3,215,135	3,060,504	3,298,709	3,774,236
Notes payable and current maturities of long-term debt(h)	15,611	58,144	221,195	—	—	1,874,469	2,872
Long-term debt, less current maturities(h)	1,408,001	1,281,160	1,876,277	41,521	41,062	67,514	1,318,558
Total stockholders’ equity	558,430	1,072,663	191,952	129,420	150,920	351,741	1,172,221
Cash Flow Summary:
Cash flows from operating activities	$(128,991)	$14,605	$(4,057)	$(168,674)	$64,934	$(680,852)	463,964
Depreciation and amortization(i)	209,061	231,045	56,705	60,158	236,005	240,305	204,903
Impairment of goodwill and other assets	22,895	26,484	—	—	5,409	514,630	—
Purchases of investment securities	(4,596)	(17,201)	(6,024)	(5,629)	(19,958)	(38,043)	(125,045)
Proceeds from sale or maturity of investment securities	15,852	68,100	4,511	4,591	18,946	27,545	208,676
Acquisitions of property, plant and equipment	(135,968)	(179,332)	(30,463)	(29,028)	(88,193)	(152,501)	(172,323)
Business acquisitions, net of equity consideration(c)	—	—	—	—	—	—	(1,102,069)
Cash flows from financing activities	126,850	(29,480)	48,250	223,595	101,153	797,743	630,229
Other Data:
EBITDA(j)	$(174,801)	$384,484	$31,015	$(130,906)	$212,911	$(818,924)	415,817
Adjusted EBITDA(j)	(149,822)	481,906	64,947	(115,221)	314,719	(274,516)	442,189
Key Indicators (as a percent of net sales):
Gross profit (loss)(d)	(1.9)%	6.7%	4.3%	(5.3)%	4.4%	(2.9)%	7.9%
Selling, general and administrative expenses	2.7%	3.0%	3.9%	3.9%	3.4%	3.4%	4.7%
Operating income (loss)(d)	(5.0)%	2.7%	0.5%	(9.5)%	0.9%	(12.4)%	3.2%
Interest expense, net	1.5%	1.5%	2.8%	2.1%	2.2%	1.5%	1.6%
Income (loss) from continuing operations(d)	(6.6)%	1.3%	2.1%	(12.2)%	(2.1)%	(11.6)%	0.7%
Net income (loss)(d)	(6.6)%	1.3%	2.1%	(12.2)%	(2.1)%	(11.7)%	0.6%

(a)
In December 2009, we changed our fiscal year end from the Saturday nearest September 30 of each year to the last Sunday in December of each year. The change was effective for our 2010 fiscal year, which began December 28, 2009 and ended December 26, 2010 and resulted in an approximate three-month transition period which began September 27, 2009 and ended December 27, 2009. The reader should assume any reference we make to a particular year (for example, 2010) in this annual report applies to our fiscal year and not the calendar year.

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

(d)	Gross profit, operating income and net income include the following nonrecurring recoveries, restructuring charges and other unusual items for each of the years presented:

			Three Months Ended
	2011	2010	Dec 27, 2009	Dec 27, 2008	2009	2008	2007
Effect on gross profit and operating income:	(In millions)
Operational restructuring charges	$—	$(4.3)	$(2.9)	$—	$(12.5)	$(28.0)	$—
Additional effect on operating income:
Goodwill impairment	—	—	—	—	—	(501.4)	—
Administrative restructuring charges	(26.1)	(66.0)	1.4	(2.4)	(2.0)	(16.2)	—

(e)
Income tax expense in 2011 resulted primarily from an increase in valuation allowance and an increase in reserves for unrecognized tax benefits. Income tax benefit in 2010 resulted primarily from the benefit on the deconsolidation for tax purposes of the Mexico operations and a decrease in valuation allowance. The deconsolidation for tax purposes of the Mexico operations was in response to changes in the Mexican tax laws that became effective January 1, 2010. The deconsolidation reduces the accrued taxes that had been previously recognized under the consolidated filing status as it eliminates recapturing certain taxes required under the new consolidation laws. Income tax benefit for the Transition Period resulted primarily from the release of valuation allowance because of new provisions that increased US federal net operating loss carry backs net of tax expense for new Mexico tax legislation. Income tax expense for the thirteen weeks ended December 27, 2008 resulted primarily from an increase in valuation allowance. Income tax benefit in 2009 resulted primarily from a decrease in reserves for unrecognized tax benefits. Income tax benefit in 2008 resulted primarily from significant net operating losses incurred in 2008. The tax expense in 2007 resulted primarily from the pretax earnings and an increase in tax contingency reserves.

(f)
For purposes of computing the ratio of earnings to fixed charges, earnings consist of income before income taxes plus fixed charges (excluding capitalized interest). Fixed charges consist of interest (including capitalized interest) on all indebtedness, amortization of capitalized financing costs and that portion of rental expense that we believe to be representative of interest. Earnings were inadequate to cover fixed charges by $490.6 million, $69.5 million, $229.8 million, $176.5 million, and $1,191.2 million in 2011, 2010,the Transition Period, the three months ended December 27, 2008, 2009, and 2008, respectively.

(g)
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

(h)
The Company had current maturities of pre-petition long-term debt totaling $4.2 million and pre-petition long-term debt totaling $1,999.8 million at September 26, 2009, that were included in Liabilities subject to compromise.

(i)
Includes amortization of capitalized financing costs of approximately $9.5 million, $14.8 million, $1.4 million, $1.5 million, $6.8 million, $4.9 million, and $6.6 million in 2011, 2010, the Transition Period, the three months ended December 27, 2008, 2009, 2008, and 2007, respectively.

(j)
“EBITDA” is defined as the sum of income (loss) from continuing operations plus interest, taxes, depreciation and amortization. “Adjusted EBITDA” is calculated by adding to EBITDA certain items of expense and deducting from EBITDA certain items of income that we believe are not indicative of our ongoing operating performance consisting of: (i) income (loss) attributable to noncontrolling interests in the period from 2007 through 2011 and the Transition Period, (ii) goodwill impairment in 2008, (iii) restructuring charges in 2010, 2009, 2008 and 2007, (iv) reorganization items in 2010 and 2009 and (v) losses on early extinguishment of debt in 2007 and 2010. EBITDA is presented because it is used by us and we believe it is frequently used by securities analysts, investors and other interested parties, in addition to and not in lieu of results prepared in conformity with GAAP, to compare the performance of companies. We believe investors would be interested in our Adjusted EBITDA because this is how our management analyzes EBITDA from continuing operations. We also believe that Adjusted EBITDA, in combination with our financial results calculated in accordance with GAAP, provides investors with additional perspective regarding the impact of certain significant items on EBITDA and facilitates a more direct comparison of its performance with its competitors. EBITDA and Adjusted EBITDA are not measurements of financial performance under GAAP. EBITDA and Adjusted EBITDA have limitations as analytical tools and should not be considered in isolation or as substitutes for an analysis of our results as reported under GAAP. Some of the limitations of these measures are:

•	They do not reflect our cash expenditures, future requirements for capital expenditures or contractual commitments;

•	They do not reflect changes in, or cash requirements for, our working capital needs;

•	They do not reflect the significant interest expense or the cash requirements necessary to service interest or principal payments on our debt;

•
Although depreciation and amortization are noncash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect any cash requirements for such replacements;

•	They are not adjusted for all noncash income or expense items that are reflected in our statements of cash flows;

•	EBITDA does not reflect the impact of earnings or charges attributable to noncontrolling interests;

•	They do not reflect the impact of earnings or charges resulting from matters we consider to not be indicative of our ongoing operations; and

•	They do not reflect limitations on or costs related to transferring earnings from our subsidiaries to us.
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

A reconciliation of income (loss) from continuing operations to EBITDA and Adjusted EBITDA is as follows:

			Three Months Ended
	2011	2010	Dec 27, 2009	Dec 27, 2008	2009	2008	2007
	(In thousands)
Income (loss) from continuing operations	$(495,690)	$90,326	$33,925	$(229,367)	$(152,263)	$(990,988)	$51,607
Add:
Interest expense, net (a)	110,067	101,748	44,193	39,569	157,543	131,627	118,542
Income tax expense (benefit)	8,564	(23,838)	(102,371)	278	(21,586)	(194,921)	47,319
Depreciation and amortization of continuing operations(b)	211,780	231,045	56,705	60,158	236,005	240,305	204,903
Minus:
Amortization of capitalized financing costs(c)	9,522	14,797	1,437	1,544	6,788	4,947	6,554
EBITDA	(174,801)	384,484	31,015	(130,906)	212,911	(818,924)	415,817
Add:
Goodwill impairment (d)	—	—	—	—	—	501,446	—
Restructuring charges (e)	26,061	70,340	1,518	2,422	14,451	44,146	—
Reorganization items, net (f)	—	18,541	32,726	13,250	87,275	—	—
Loss on early extinguishment of debt(g)	—	11,726	—	—	—	—	26,463
Minus:
Net income (loss) attributable to noncontrolling interest	1,082	3,185	312	(13)	(82)	1,184	91
Adjusted EBITDA	$(149,822)	$481,906	$64,947	$(115,221)	$314,719	$(274,516)	$442,189

(a)	Interest expense, net, consists of interest expense less interest income.

(b)	2011includes $2.7 million of asset impairments not included in restructuring charges.

(c)	Amortization of capitalized financing costs is included in both interest expense, net and depreciation and amortization above.

(d)	Goodwill impairment includes costs recognized to write off the carrying amount of goodwill recognized in the acquisition of Gold Kist.

(e)	Restructuring charges includes tangible asset impairment, severance and change-in-control compensation costs, and losses incurred on both the sale of unneeded broiler eggs and flock depletion.

(f)
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

(g)	Loss on early extinguishment of debt includes premiums paid and the elimination of unamortized loan costs related to the pre-petition retirement of certain of our unsecured notes.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Description of the Company
We are the second-largest chicken producer in the world with operations in the US, Mexico and Puerto Rico. We are primarily engaged in the production, processing, marketing and distribution of fresh, frozen and value-added chicken products to retailers, distributors and foodservice operators. Our primary product types are fresh chicken products, prepared chicken products and export chicken products. We sell our fresh chicken products to the foodservice and retail markets. We sell our prepared food products to foodservice customers and retail distributors. We also export products to customers in approximately 105 countries, including Mexico. As a vertically integrated company, we control every phase of the production of our products. We operate feed mills, hatcheries, processing plants and distribution centers in 12 US states, Puerto Rico and Mexico. We operate in one reportable business segment, as a producer and seller of chicken products we either produce or purchase for resale. Our fresh chicken products consist of refrigerated (nonfrozen) whole or cut-up chicken, either pre-marinated or non-marinated, and pre-packaged chicken in various combinations of freshly refrigerated, whole chickens and chicken parts. Our prepared chicken products include portion-controlled breast fillets, tenderloins and strips, delicatessen products, salads, formed nuggets and patties and bone-in chicken parts. These products are sold either refrigerated or frozen and may be fully cooked, partially cooked or raw. In addition, these products are breaded or non-breaded and either pre-marinated or non-marinated.
We have a broad geographic reach, and we offer our diverse customer base a balanced portfolio of fresh and prepared chicken products. We have consistently provided our customers with high quality products and service with a focus on delivering higher-value, higher-quality products. As such, we have become a valuable partner to our customers and a recognized industry leader. Our sales efforts are largely targeted towards the foodservice industry, principally chain restaurants and food processors. In 2011, we sold 7.6 billion pounds of dressed chicken and generated net sales of $7.5 billion. Our US operations, including Puerto Rico, accounted for 90.0% of our net sales in 2011. Our Mexico operations generated the remaining 10.0% of our net sales in that year.
In December 2009, we adopted the Restated Bylaws, which changed our fiscal year end from the Saturday nearest September 30 of each year to the last Sunday in December of each year. This change aligns our reporting cycle with the fiscal calendar of our majority stockholder, JBS USA Holdings, Inc. ("JBS USA"). The change was effective for our 2010 fiscal year, which began December 28, 2009 and ended December 26, 2010 and resulted in an approximate three-month transition period which began September 27, 2009 and ended December 27, 2009 (the “Transition Period”). We now operate on the basis of a 52/53-week fiscal year that ends on the Sunday falling on or before December 31. The reader should assume any reference we make to a particular year (for example, 2010) in this annual report applies to our fiscal year and not the calendar year.
Executive Summary
We reported a net loss attributable to Pilgrim’s Pride Corporation of $496.8 million, or $2.32 per common share, for 2011. These operating results included gross losses of $141.5 million. During 2011, we used $129.0 million of cash from operations. At December 25, 2011, we had cash and cash equivalents totaling $41.6 million.

Market prices for feed ingredients decreased throughout 2009 and the first six months of 2010, but rose significantly again from the third quarter of 2010 to the second quarter of 2011. These prices remained at historically high levels throughout the third quarter of 2011 before decreasing in the fourth quarter of 2011.

Market prices for feed ingredients remain volatile. Consequently, there can be no assurance that our feed ingredient prices will not continue to increase materially. The following table compares the highest and lowest prices reached on nearby futures for one bushel of corn and one ton of soybean meal during the current year and previous three years:

	Corn		Soybean Meal
	Highest Price	Lowest Price	Highest Price	Lowest Price

2011:
Fourth Quarter	$6.66	$5.72	$332.20	$273.50
Third Quarter	7.65	6.17	382.20	325.80
Second Quarter	7.99	6.40	378.50	338.00
First Quarter	7.35	5.95	391.00	340.00
2010:
Fourth Quarter	6.15	4.56	364.90	283.20
Third Quarter	5.24	3.25	321.50	293.00
Second Quarter	3.79	3.36	296.50	260.60
First Quarter	4.26	3.44	321.00	249.60
Transition Period	4.13	3.31	336.00	272.00
2009	5.24	2.90	433.00	237.00
Market prices for chicken products have stabilized since the end of 2008 but remain below levels sufficient to offset the generally higher costs of feed ingredients. Many producers within the industry, including Pilgrim’s Pride, cut production in 2011 in an effort to correct the general oversupply of chicken in the US. Despite these production cuts, there can be no assurance that chicken prices will not decrease due to such factors as weakening demand for breast meat from food service providers and lower prices for chicken leg quarters in the export market as a result of weakness in world economies and restrictive credit markets.
We reopened an idled processing plant in Douglas, Georgia in January 2011. The Company will evaluate the decision to bring the Douglas, Georgia facility to full capacity during 2012.
On January 13, 2010, we started purchasing derivative financial instruments, specifically exchange-traded futures and options, in an attempt to mitigate price risk related to our anticipated consumption of commodity inputs such as corn, soybean meal and natural gas. At December 25, 2011, the fair values of commodity derivative assets and commodity derivative liabilities totaled $2.9 million and $2.7 million, respectively. Our counterparties require that we post cash collateral for changes in the net fair value of the derivative contracts. At December 25, 2011, we had posted $3.3 million of cash collateral with our counterparties to secure our open positions. We do not designate derivative financial instruments that we purchase to mitigate commodity purchase exposures as cash flow hedges; therefore, we recognize changes in the fair value of these derivative financial instruments immediately in earnings. The Company recognized $63.8 million and $69.2 million in net gains and net losses of $21.1 million related to changes in the fair value of its derivative financial instruments during 2011, 2010 and 2009, respectively. We did not recognize gains or losses related to changes in derivative financial instruments during the Transition Period. At December 25, 2011, we held written put options expiring March 2012 on 500 corn contracts, in a liability position, with an aggregate fair value of $0.6 million. At December 25, 2011, we were also in short positions on 2,531 corn contracts and 96 soybean meal contracts with an aggregate fair value of $0.5 million.
Beginning in January 2010, Company management implemented certain exit or disposal activities to integrate the administrative functions of the Company into those of JBS USA. In July 2011, additional exit and disposal activities were implemented by Company management to consolidate operations at our Dallas, Texas facility into other facilities in the surrounding area. These exit or disposal activities eliminated a total of approximately 1,500 positions and resulted in net pre-tax charges totaling $96.4 million. Of these charges, we recognized $42.5 million of severance and other personnel costs, $46.6 million of asset impairments, $2.4 million in losses related to the sale of unneeded eggs and the depletion of unneeded flocks, $2.1 million in losses related to scrapped inventory and $2.8 million in other restructuring costs. Restructuring costs related to severance and other personal costs resulted in cash expenditures or will result in cash expenditures within one year. The cash-related portion of these exit or disposal costs totaled $42.5 million.
Results of operations for 2011, 2010 and 2009 included accrued exit or disposal costs totaling $2.4 million, $41.0 million, and $6.0 million, respectively. There were no accrued exit or disposal costs during the Transition Period. All exit or disposal costs, with the exception of costs related to lease obligations and inventory reserves related to closed facilities, have resulted in cash expenditures or will result in cash expenditures within one year. Included in the costs for 2011 are $2.4 million in losses related to the sale of unneeded eggs and depletion of unneeded flocks, $0.7 million in severance and $2.9 million in other costs related to the idling of the Dallas, Texas facility. In addition, during 2011 we recognized $20.1 million of asset impairment charges that were classified as restructuring charges.
Results of operations for 2011, 2010, Transition Period and 2009 also included adjustments to exit or disposal costs totaling $1.3 million, $10.5 million, $0.4 million, and $6.7 million, respectively, which reduced the accrued costs. Adjustments recognized in 2011 included favorable adjustments of accrued severance.
In addition, we are continuing to realize other business improvements and efficiency gains from ongoing actions and more favorable product mix. These ongoing improvements include reductions in selling, general and administrative expenses through administrative headcount reductions, supply chain and margin improvements, savings from contract rejections, and additional improvements. We also continue to review and evaluate various restructuring and other alternatives to streamline our operations, improve efficiencies and reduce costs. Such initiatives may include selling assets, consolidating operations and functions, employee relocation and voluntary and involuntary employee separation programs. Any such actions may require us to obtain the pre-approval of the lenders under our secured revolving credit and term loan agreement with CoBank ACB, as administrative agent and collateral agent, and certain other lenders party thereto (the “Exit Credit Facility”). In addition, such actions will subject the Company to additional short-term costs, which may include asset impairment charges, lease commitment costs, employee retention and severance costs and other costs. Certain of these activities may have a disproportionate impact on our income relative to the cost savings.
On February 7, 2011, Mexico, the top foreign buyer of US chicken in calendar year 2010, announced that it would investigate US producers over dumping complaints lodged by Mexican chicken processors. Mexican chicken processors allege US producers sold chicken legs and thighs on the Mexican market below their cost of production in 2010.
Emergence from Bankruptcy
On December 1, 2008, Pilgrim's and six of its subsidiaries filed voluntary petitions in the United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division (the “Bankruptcy Court”), seeking reorganization relief under the provisions of Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”). We emerged from Chapter 11 bankruptcy proceedings on December 28, 2009. In connection with our emergence from bankruptcy, our common stock outstanding immediately prior to the emergence was cancelled and converted into the right to receive newly-issued shares of common stock of the reorganized Company based on a one-for-one exchange ratio, which constituted 36.0% of the total number of shares of our newly-issued common stock on that date. The remaining shares of our newly-issued common stock, constituting 64.0% of our total issued and outstanding common stock on December 28, 2009, were purchased for $800.0 million by JBS USA, a wholly-owned indirect subsidiary of JBS S.A., a Brazil-based meat producer. On November 5, 2010, JBS USA increased its stake in the Company to 67.3% of the total number of shares issued and outstanding on such date. On January 5, 2012, the Company issued 200,000 shares of common stock, which subsequently reduced JBS USA's stake in the Company to 67.2%. See "Note 18. Incentive Compensation Plans" to the Consolidated Financial Statements for additional information.

Upon exiting from bankruptcy, Pilgrim's and certain of its subsidiaries entered into an exit credit facility that provided for an aggregate commitment of $1.75 billion (the “Exit Credit Facility”). The facility currently consists of a $700.0 million revolving credit facility maturing on December 28, 2014 and a $582.3 million Term B facility maturing on December 28, 2014. As of December 25, 2011, a principal amount of $347.3 million under the revolving loan commitment and a principal amount of $574.6 million under the Term B facility were outstanding.
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
Results of Operations
2011 Compared to 2010
Net sales. Net sales for 2011 increased $654.1 million, or 9.5%, from 2010. The following table provides additional information regarding net sales:

		Change from 2010
Source	2011	Amount	Percent
	(In thousands, except percent data)
United States	$6,778,727	$541,670	8.7%	(a)
Mexico	756,971	112,399	17.4%	(b)
Total net sales	$7,535,698	$654,069	9.5%

(a)
US sales generated in 2011 increased $541.7 million, or 8.7%, from US sales generated in 2010, which resulted from higher domestic sales of $5,986.4 million compared to $5,671.3 million in the prior year and higher export sales of $792.3 million compared to $565.7 million in the prior year. An increase in unit sales volume, which resulted primarily from higher demand and the Company's focused inventory reduction efforts during 2011 contributed $596.4 million, or 9.6 percentage points, to the period's revenue increase. A decrease in net revenue per pound sold, which resulted primarily from a less favorable product mix sold in the current year as compared to the prior year, partially offset the positive impact that increased unit sales volume had on the period's revenue comparison by $54.7 million, or 0.9 percentage points. Included in US sales generated during 2011 and 2010 were sales to JBS USA, LLC totaling $117.9 million and $5.4 million, respectively.

(b)
Mexico sales generated in 2011 increased 17.4% from Mexico sales generated in 2010. Sales volume increased $92.6 million, or 14.3 percentage points, from the prior year because of increased demand. Net revenue per pound sold increased $19.8 million, or 3.1 percentage points, from the prior year primarily because of fluctuations in the Mexican peso against the US dollar in 2011 and increase in live chicken market prices.

Gross profit (loss). Gross profit decreased by $602.5 million, or 130.7%, from a gross profit of $461.0 million incurred in 2010 to gross loss of $141.5 million generated in 2011. The following table provides gross loss information:

		Change from 2010		Percent of Net Sales
Components	2011	Amount	Percent	2011	2010
	(In thousands, except percent data)
Net sales	$7,535,698	$654,069	9.5%	100.0%	100.0%
Cost of sales	7,677,235	1,260,917	19.7%	101.9%	93.2%	(a) (b)
Operational restructuring charges	—	(4,318)	(100.0)%	—%	0.1%	(c)
Gross loss	$(141,537)	$(602,530)	(130.7)%	(1.9)%	6.7%

(a)
Cost of sales incurred by the US operations during 2011 increased $1,073.6 million from cost of sales incurred by the US operations during 2010. Live production costs, which increased primarily because of higher feed ingredient costs, contributed $773.1 million, or 11.1 percentage points, to the increase in cost of sales. The Company's focused inventory reduction efforts during 2011, which resulted in increased sales, contributed $215.2 million, or 3.1 percentage points, to the increase in costs of sales. Higher freight, storage and handling costs contributed $29.9 million, or 0.4 percentage points, to the increase in cost of sales. Cost of sales incurred by our distribution, protein conversion and other operations, which increased due to higher unit sales volume, contributed $72.8 million, or 1.1 percentage points to the increase in cost of sales. The contribution to the increase in cost of sales resulting from a decrease in the amount of net gains recognized on both settled and outstanding derivative instruments of $5.4 million, or 0.1 percentage points. A decrease in utility, maintenance and other complex costs of $27.6 million or 0.4 percentage points, partially offset the increase in cost of sales. Included in the costs listed above are losses on egg sales and flock depletion expense of $18.5 million, product recall expenses of $7.9 million, and uninsured loss related to the Marshville, North Carolina facility of $1.9 million. Other factors affecting cost of sales were immaterial.

(b)
Cost of sales incurred by the Mexico operations during 2011 increased $187.3 million, or 34.0%, from cost of sales incurred by the Mexico operations during 2010. Increased sales volume contributed $79.2 million, or 14.4 percentage points, and foreign currency translation contributed $35.5 million, or 6.4 percentage points, to the increase in cost of sales. The remaining $72.6 million, or 13.2 percentage points, of the increase in cost of sales resulted primarily from higher feed ingredient costs.

(c)
Operational restructuring charges incurred by the US operations during 2011 decreased $4.3 million, or 100.0%, from operational restructuring charges incurred by the US operations during 2010. Operational restructuring charges for 2010 represented noncash based impairment expense recognized to reduce the carrying amount of certain assets located in our closed processing facility in Georgia and hatchery in North Carolina to fair value and relocation expenses related to the integration with JBS USA.

Operating income (loss). Operating income decreased $559.0 million, or 301.5%, from operating income of $185.4 million incurred for 2010 to an operating loss of $373.6 million generated for 2011. The following tables provide operating income/(loss) information:

		Change from 2010
Source	2011	Amount	Percent
	(In thousands, except percent data)
United States	$(373,268)	$(485,414)	(432.8)%
Mexico	(323)	(73,604)	(100.4)%
Total operating loss	$(373,591)	$(559,018)	(301.5)%

		Change from 2010		Percent of Net Sales
Components	2011	Amount	Percent	2011	2010
	(In thousands, except percent data)
Gross loss	$(141,537)	$(602,530)	(130.7)%	(1.9)%	6.7%
SG&A expenses	205,993	(3,551)	(1.7)%	2.7%	3.0%	(a)(b)
Administrative restructuring charges	26,061	(39,961)	(60.5)%	0.3%	1.0%	(c)
Operating loss	$(373,591)	$(559,018)	(301.5)%	(4.9)%	2.7%

(a)
SG&A expenses incurred by the US operations during 2011 decreased $2.2 million, or 1.2%, from SG&A expenses incurred by the US operations during 2010 primarily because of (i) a $3.0 million decrease from the prior period in payroll and related benefit expenses, (ii) a decrease of $3.4 million in depreciation and losses on asset disposals, (iii) a decrease of $2.2 million related to sales programs and (iv) a decrease of $1.3 million in lease expenses. These decreases were partially offset by (i) a $3.7 million increase in expenses related to the Company's insurance costs, (ii) a $1.7 million increase in property tax expense and (iii) a $1.5 million increase in outside services. Other factors affecting SG&A expense were immaterial.

(b)
SG&A expense incurred by the Mexico operations during 2011 decreased $1.3 million, or 6.6%, from SG&A expense incurred by the Mexico operations during 2010 primarily because of increased freight and storage costs of $1.0 million that were partially offset by a $0.9 million decrease in costs related to employee relations and a $1.4 million decrease in outside services related expenses.

(c)
In 2011, the Company incurred administrative restructuring charges composed of cash-based severance, change-in-control compensation, scrapped inventory and noncash impairment charges related to (i) two administrative offices in Texas and Georgia and (ii) certain idled assets located in Texas, Pennsylvania, Georgia, North Carolina and Louisiana. The Company incurred administrative restructuring charges in 2010 composed of cash-based severance, change-in-control compensation, charges related to the integration with JBS USA, other facility closure costs and noncash impairment charges related to (i) a feed mill in Georgia, (ii) land in Texas and (iii) two administrative offices in Texas and Georgia.

Interest expense. Consolidated interest expense increased 5.7% to $111.5 million in 2011 from $105.6 million in 2010 primarily because of increased average borrowings of $1,483.0 million in 2011 compared to $1,215.7 million in 2010. In addition, the weighted average interest rate increased to 6.7% in 2011 from 6.4% in 2010. As a percent of net sales, interest expense in 2011 and 2010 remained the same at 1.5%.
Early extinguishment of debt. The Company did not recognize any expense related to the early extinguishment of debt in 2011. The Company incurred expenses of $11.7 million related to the early extinguishment of debt in 2010. These expenses included costs associated with the elimination of unamortized capitalized finance charges related to the Term A loan and a portion of the Term B loan of the Exit Credit Facility.
Reorganization items. The Company did not recognize any reorganization costs in 2011. The Company incurred reorganization costs of $18.5 million in 2010. These expenses included (i) costs associated with the elimination of unamortized capitalized finance charges related to our pre-petition secured credit facilities, the 7 5/8% senior notes due 2015 and the 8 3/8% senior subordinated notes due 2017, (ii) professional fees charged for post-petition reorganization services and (iii) severance and other costs related to post-petition facility closures and RIF actions. These reorganization costs were partially offset by the recognition during the three months ended March 28, 2010 of a previously unrealized gain totaling $4.1 million on a derivative financial instrument designated as a cash flow hedge related to public debt extinguished on December 28, 2009.
Income taxes. The Company's consolidated income tax expense in 2011 was $8.6 million, compared to a tax benefit of $23.8 million in 2010. The income tax expense in 2011 resulted primarily from an increase in valuation allowance and an increase in reserves for unrecognized tax benefits. The income tax benefit in 2010 resulted primarily from the deconsolidation for tax purposes of the Mexico operations and a decrease in the valuation allowance, offset by an increase in reserves for unrecognized tax benefits. See “Note 13. Income Taxes” to the Consolidated Financial Statements.
Net income (loss) attributable to noncontrolling interests. For the year ended December 25, 2011, we recognized net income attributable to noncontrolling interests in three of our consolidated subsidiaries of $1.1 million. For the year ended December 26, 2010, we recognized net income attributable to noncontrolling interests $3.2 million.

2010 Compared to 2009
Net sales. Net sales for 2010 decreased $206.4 million, or 2.9%, from 2009. The following table provides additional information regarding net sales:

		Change from 2009
Source	2010	Amount	Percent
	(In thousands, except percent data)
United States	$6,237,057	$(332,595)	(5.1)%	(a)
Mexico	644,572	126,169	24.3%	(b)
Total net sales	$6,881,629	$(206,426)	(2.9)%

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

Gross profit. Gross profit results improved by $150.2 million, or 48.3%, from a gross profit of $310.8 million incurred in 2009 to gross profit of $461.0 million generated in 2010. The following table provides gross profit information:

		Change from 2009		Percent of Net Sales
Components	2010	Amount	Percent	2010	2009
	(In thousands, except percent data)
Net sales	$6,881,629	$(206,426)	(2.9)%	100.0%	100.0%
Cost of sales	6,416,318	(348,470)	(5.2)%	93.2%	95.4%	(a)
Operational restructuring charges	4,318	(8,146)	(65.4)%	0.1%	0.2%	(b)
Gross profit	$460,993	$150,190	48.3%	6.7%	4.4%	(c)

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

Operating income. Operating income increased $118.1 million, or 175.4%, from an operating income of $67.3 million incurred for 2009 to operating income of $185.4 million generated for 2010. The following tables provide operating income information:

		Change from 2009
Source	2010	Amount	Percent
	(In thousands, except percent data)
United States	$112,146	$73,819	192.6%
Mexico	73,281	44,281	152.7%
Total operating income	$185,427	$118,100	175.4%

		Change from 2009		Percent of Net Sales
Components	2010	Amount	Percent	2010	2009
	(In thousands, except percent data)
Gross profit	$460,993	$150,190	48.3%	6.7%	4.4%
SG&A expenses	209,544	(31,945)	(13.2)%	3.0%	3.4%	(a)
Administrative restructuring charges	66,022	64,035	3,222.7%	1.0%	0.1%	(b)
Operating income	$185,427	$118,100	175.4%	2.7%	0.9%	(c)

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
Reorganization items. The Company incurred reorganization costs of $18.5 million in 2010. These expenses included (i) costs associated with the elimination of unamortized capitalized finance charges related to our pre-petition secured credit facilities, the 7 5/8% senior notes due 2015 and the 8 3/8% senior subordinated notes due 2017, (ii) professional fees charged for post-petition reorganization services and (iii) severance and other costs related to post-petition facility closures and reduction in force ("RIF") actions. These reorganization costs were partially offset by the recognition during the three months ended March 28, 2010 of a previously unrealized gain totaling $4.1 million on a derivative financial instrument designated as a cash flow hedge related to public debt extinguished on December 28, 2009.
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
Net income (loss) attributable to noncontrolling interests. For the year ended December 26, 2010, we recognized net income attributable to noncontrolling interest in three of our consolidated subsidiaries of $3.2 million. For the year ended September 26, 2009, we recognized net losses attributable to noncontrolling interests in three of our consolidated subsidiaries of $82,000.

The Transition Period Compared to the Three Months Ended December 27, 2008
Net sales. Net sales generated in the Transition Period decreased $274.3 million, or 14.6%, from net sales generated in the three months ended December 27, 2008. The following table provides net sales information:

	Transition Period	Change from Three Months Ended December 27, 2008
Source		Amount	Percent
	(In thousands, except percent data)
United States	$1,466,705	$(265,044)	(15.3)%	(a)
Mexico	136,029	(9,213)	(6.3)%	(b)
Total net sales	$1,602,734	$(274,257)	(14.6)%

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

Gross profit. Gross profit improved by $168.9 million, or 168.7%, from a loss of $100.1 million incurred in the three months ended December 27, 2008 to a profit of $68.8 million generated in the Transition Period. The following table provides gross profit information:

	Transition Period	Change from Three Months Ended December 27, 2008		Percent of Net Sales
				Three Months Ended December 27,
Components		Amount	Percent	2009	2008
	(In thousands, except percent data)
Net sales	$1,602,734	$(274,257)	(14.6)%	100.0%	100.0%
Cost of sales	1,531,104	(446,029)	(22.6)%	95.5%	105.3%	(a)
Operational restructuring charges	2,877	2,877	NM	0.2%	—	(b)
Gross profit	$68,753	$168,895	168.7%	4.3%	(5.3)%	(c)

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

Operating income. Operating income improved by $185.8 million, or 104.3%, from a loss of $178.2 million incurred in the three months ended December 27, 2008, to income of $7.6 million generated in the Transition Period. The following tables provide operating loss information:

		Change from Three Months Ended
	Transition Period	December 27, 2008
Source		Amount	Percent
	(In thousands, except percent data)
United States	$9,637	$181,782	105.6%
Mexico	(2,048)	4,021	66.3%
Total operating income	$7,589	$185,803	104.3%

Components	Transition Period	Change from Three Months Ended December 27, 2008		Percent of Net Sales
				Three Months Ended December 27,
		Amount	Percent	2009	2008
	(In thousands, except percent data)
Gross profit	$68,753	$168,895	168.7%	4.3%	(5.3)%
SG&A expenses	62,523	(13,127)	(15.3)%	3.9%	4.0%	(a)
Administrative restructuring charges	(1,359)	(3,781)	(156.1)%	(0.1)%	0.1%	(b)
Operating income	$7,589	$185,803	104.3%	0.5%	(9.4)%	(c)

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
Reorganization items. Net reorganization costs increased 145.9% to $32.7 million recognized in the Transition Period from $13.3 million recognized in the three months ended December 27, 2008. Costs recognized in the Transition Period included certain incentive compensation costs that were contingent upon confirmation by the Bankruptcy Court of a plan of reorganization that satisfied the requirements of the Bankruptcy Code, professional fees charged for post-petition reorganization services, and severance and other costs related to post-petition facility closures and RIF actions. Costs recognized in the three months ended December 27, 2008 included professional fees charged for post-petition reorganization services, finance costs related to the debtor in possession credit agreement and fees associated with the termination of our receivables purchase agreement on December 3, 2008.

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
Liquidity and Capital Resources
The following table presents our available sources of liquidity as of December 25, 2011:

Source of Liquidity(d)	Facility Amount	Amount Outstanding	Available
	(In millions)
Cash and cash equivalents	$—	$—	$41.6
Investments in available-for-sale securities	—	—	0.7
Debt facilities:
Exit Credit Facility	700.0	347.3	248.0	(a)
ING Credit Facility	40.3	—	40.3	(b)
JBS Subordinated Loan Agreement	100.0	50.0	50.0	(c)

(a)
Actual borrowings by the Company under the Exit Credit Facility are subject to a borrowing base, which is a formula based on certain eligible inventory and eligible receivables. The borrowing base in effect on December 25, 2011 was $635.4 million. Availability under the Exit Credit Facility is also reduced by the Company’s outstanding standby letters of credit. Standby letters of credit outstanding at December 25, 2011 totaled $40.1 million.

(b)
Under the ING Credit Facility, if (i) any default or event of default has occurred and is continuing or (ii) the quotient of the borrowing base divided by the outstanding loans and letters of credit (the “Collateral Coverage Ratio”) under the ING Credit Facility is less than 1.25 to 1.00, the loans and letters of credit under the ING Credit Facility will be subject to, and cannot exceed, a borrowing base. The borrowing base is a formula based on accounts receivable, inventory, prepaid assets, net cash under the control of the administrative agent and up to 150.0 million Mexican pesos of fixed assets of the loan parties. The borrowing base formula will be reduced by trade payables of the loan parties. If the Collateral Coverage Ratio falls below 1.25 to 1.00, the borrowing base requirement would terminate upon the earlier of (i) the Collateral Coverage Ratio exceeding 1.25 to 1.00 as of the latest measurement period for 60 consecutive days or (ii) the borrowing availability under the ING Credit Facility being equal to or greater than the greater of 20% of the revolving commitments under the ING Credit Facility and 100.0 million Mexican pesos for a period of 60 consecutive days.

(c)
Under the Exit Credit Facility, the Company is also permitted to receive loans from JBS USA on a subordinated basis on terms reasonably satisfactory to the agents under the Exit Credit Facility of up to $200.0 million. The Company has a subordinated loan facility with JBS USA of $100.0 million, with a term loan of $50.0 million principal amount outstanding at December 25, 2011. If the Rights Offering is consummated, the existing commitment of JBS USA to make an additional $50.0 million term loan to the Company under the Subordinated Loan Agreement will be terminated.

(d)
Pilgrim's commenced a rights offering for up to approximately 44.4 million shares of common stock to its stockholders of record on January 17, 2012 in order to strengthen its capital structure. Pilgrim's expects the aggregate gross proceeds (before expenses) of the offering to be approximately $200.0 million. JBS USA has committed to participate in the Rights Offering and exercise its basic subscription and over-subscription privilege in full and has executed an agreement reflecting its commitment.The Rights Offering is currently scheduled to expire on February 29, 2012.

Debt Obligations

Senior and Subordinated Notes. On December 15, 2010, the Company closed on the sale of $500.0 million of 7 7/8% senior notes due 2018 (the “2018 Notes”). The 2018 Notes are unsecured obligations of the Company and are guaranteed by one the Company's subsidiaries. Interest is payable on December 15 and June 15 of each year, commencing on June 15, 2011. The indenture governing the 2018 Notes contains various covenants that may adversely affect our ability, among other things, to incur additional indebtedness, incur liens, pay dividends or make certain restricted payments, consummate certain asset sales, enter into certain transactions with JBS USA and our other affiliates, merge, consolidate and/or sell or dispose of all or substantially all of our assets. The Company has subsequently exchanged these notes for substantially identical notes that are registered under the Securities Act of 1933. Additionally, we have an aggregate principal balance of $3.6 million of 7 5/8% senior unsecured notes, 8 3/8% senior subordinated unsecured notes and 9 1/4% senior unsecured notes outstanding at December 25, 2011.

JBS Subordinated Loan Agreement. On June 23, 2011, the Company entered into a Subordinated Loan Agreement with JBS USA (the “Subordinated Loan Agreement”), which provided an aggregate commitment of $100.0 million. On June 23, 2011, JBS USA made a term loan to the Company in the principal amount of $50.0 million. In addition, JBS USA agreed to make an additional one-time term loan in the principal amount of $50.0 million if the Company's availability under the revolving loan commitment in the Exit Credit Facility is less than $200.0 million. Pursuant to the terms of the Subordinated Loan Agreement, we also agreed to reimburse JBS USA up to $56.5 million for draws upon any letters of credit issued for JBS USA's account that support certain obligations of Mayflower Insurance Company, Ltd., a wholly owned subsidiary of the Company. The commitment under the Subordinated Loan Agreement will terminate on the earlier to occur of (i) the date on which all amounts owing under the 2018 Notes and the Exit Credit Facility are due and payable in accordance with its terms and (ii) June 27, 2015. Loans under the Subordinated Loan Agreement mature on June 28, 2015. Additionally, on December 16, 2011, the Company entered into an amendment to the Subordinated Loan Agreement which, among other things, provided that if the Company consummates the Rights Offering on or before March 24, 2012 (unless such date is extended in accordance with the terms of the Exit Credit Facility), the revolving loan commitment under the Subordinated Loan Agreement will be terminated. Further, the Exit Credit Facility, as amended, also provides that if the Rights Offering occurs, then (i) the Company, at its option, is permitted to prepay the outstanding $50.0 million term loan under the Subordinated Loan Agreement and (ii) the existing commitment of JBS USA to make an additional $50.0 million term loan to the Company under the Subordinated Loan Agreement will be terminated.

JBS USA agreed to provide letters of credit in the amount of $56.5 million to an insurance company serving the Company in order to allow that insurance company to return cash it held as collateral against potential workers compensation, auto and general liability claims. In return for providing this letter of credit, the Company is reimbursing JBS USA for the letter of credit cost it would otherwise incur under its revolving credit agreement. The total costs accrued by the Company in 2011 to reimburse JBS USA was $0.4 million.

Exit Credit Facility. Upon exiting from bankruptcy, the Company and certain of its subsidiaries entered into the Exit Credit Facility that provided for an aggregate commitment of $1.75 billion. The facility consisted of a three-year $600.0 million revolving credit facility, a three-year $375.0 million Term A facility and a five-year $775.0 million Term B facility. The Exit Credit Facility also includes an accordion feature that allows us, at any time, to increase the aggregate revolving loan commitment by up to an additional $250.0 million and to increase the aggregate Term B loans commitment by up to an additional $400.0 million, in each case subject to the satisfaction of certain conditions, including an aggregate cap on all commitments under the Exit Credit Facility of $1.85 billion. On January 13, 2011, we increased the amount of the revolving loan commitments under the Exit Credit Facility to $700.0 million. On April 22, 2011, we increased the amount of the sub-limit for swingline loans under the Exit Credit Facility to $100.0 million. The Term A loan was repaid on December 15, 2010 with proceeds from the 2018 Notes. The revolving loan commitment and the Term B loans will mature on December 28, 2014.

On December 25, 2011, a principal amount of $574.6 million under the Term B loans commitment and $347.3 million under the revolving loan commitment were outstanding. On December 28, 2009, the Company also paid loan costs totaling $50.0 million related to the Exit Credit Facility that it recognized as an asset on its balance sheet. The Company amortizes these capitalized costs to expense over the life of the Exit Credit Facility.

Subsequent to the end of each fiscal year, a portion of our cash flow must be used to repay outstanding principal amounts under the Term B loans. The Company did not have excess cash flow from 2011 to be applied toward the outstanding principal under the Term B loans. In April 2011, the Company paid approximately $46.3 million of its excess cash flow from 2010 toward the outstanding principal under the Term B loans. After giving effect of the 2010 prepayment and other prepayments, the Term B loans must be repaid in 16 quarterly installments of approximately $3.9 million which began on April 15, 2011, with the final installment due on December 28, 2014. The Exit Credit Facility also requires us to use the proceeds we receive from certain asset sales and specified debt or equity issuances and upon the occurrence of other events to repay outstanding borrowings under the Exit Credit Facility. The cash proceeds received by the Company from the Rights Offering will not be required to be prepaid to the lenders under the Exit Credit Facility as a mandatory prepayment.

The Exit Credit Facility includes a $100.0 million sub-limit for swingline loans and a $200.0 million sub-limit for letters of credit. Outstanding borrowings under the revolving loan commitment bear interest at a per annum rate equal to 3.00% plus the greater of (i) the US prime rate as published by the Wall Street Journal, (ii) the average federal funds rate plus 0.5%, and (iii) the one-month LIBOR rate plus 1.0%, in the case of alternate base rate loans, or 4.00% plus the one, two, three or six month LIBOR rate adjusted by the applicable statutory reserve, in the case of Eurodollar loans. Outstanding Term B-1 loans bear interest at a per annum rate equal to 3.50% plus greater of (i) the US prime rate, as published by the Wall Street Journal, (ii) the average federal funds rate plus 0.5%, and (iii) the one month LIBOR rate plus 1.0%, in the case of alternate base rate loans, or 4.50%, plus the one, two, three or six month LIBOR Rate adjusted by the applicable statutory reserve, in the case of Eurodollar loans. Outstanding Term B-2 loans bear interest at a per annum rate equal to 9.00%. Commitment fees charged on the revolving commitments under the Exit Credit Facility accrue at a per annum rate equal to 0.50%.

Actual borrowings by the Company under the revolving credit commitment component of the Exit Credit Facility are subject to a borrowing base, which is a formula based on certain eligible inventory, eligible receivables and restricted cash under the control of CoBank ACB, as administrative agent under the Exit Credit Facility. The borrowing base formula is reduced by the sum of (i) inventory reserves, (ii) rent and collateral access reserves, and (iii) any amount more than 15 days past due that is owed by the Company or its subsidiaries to any person on account of the purchase price of agricultural products or services (including poultry and livestock) if that person is entitled to any grower's or producer's lien or other security arrangement. As of December 25, 2011, the applicable borrowing base was $635.4 million, the amount available for borrowing under the revolving loan commitment was $248.0 million and outstanding borrowings and letters of credit under the revolving loan commitment were $347.3 million and $40.1 million, respectively.

Under the Exit Credit Facility, JBS USA, the Company's majority stockholder, or its affiliates may make loans to the Company on a subordinated basis on terms reasonably satisfactory to the agents under the Exit Credit Facility and up to $200.0 million of such subordinated indebtedness may be included in the calculation of EBITDA (as defined in the Exit Credit Facility as amended).

The Exit Credit Facility provides that the Company may not incur capital expenditures in excess of $175.0 million in 2011 and 2012 and $350.0 million each fiscal year thereafter. The Exit Credit Facility contains various other covenants that may adversely affect our ability to, among other things, incur additional indebtedness, incur liens, pay dividends or make certain restricted payments, consummate certain assets sales, enter into certain transactions with JBS USA and our other affiliates, merge, consolidate and/or sell or dispose of all or substantially all of our assets.

On June 23, 2011 and December 16, 2011, the Company entered into amendments to the Exit Credit Facility, which, among other things:

•	Temporarily suspended the requirement for the Company to comply with the fixed charge coverage ratio and senior secured leverage ratio financial covenants until September 23, 2012;

•
Modified the consolidated tangible net worth financial covenant to (i) require the Company to maintain consolidated tangible net worth of at least $550.0 million, including subordinated indebtedness owed to JBS USA, plus 50.0% of the cumulative net income (excluding any losses) of the Company from June 24, 2011 through the date of calculation and (ii) eliminate the requirement for the Company to comply with that financial covenant for the fiscal quarter ended December 25, 2011 and, if certain conditions are met, for the fiscal quarter ended March 25, 2012;

•
Amended the fixed charge coverage ratio and the senior secured leverage ratio financial covenants so that when testing of those financial covenants resumes September 24, 2012, the Company can calculate those financial covenants based upon a specified number of fiscal quarters selected by the Company;

•
Provided that if the Rights Offering occurs on or before March 24, 2012 (which date may be extended under certain circumstances at the sole discretion of the administrative agent and Rabobank International to April 24, 2012), then:

◦	The senior secured leverage ratio financial covenant will be set at levels more favorable to the Company after June 30, 2013; and

◦	The consolidated tangible net worth financial covenant will be modified to reduce the level of tangible net worth of the Company required to satisfy such financial covenant.

ING Credit Agreement. On October 19, 2011, Avícola Pilgrim's Pride de México, S.A. de C.V. (“Avicola”), Pilgrim's Pride S. de R.L. de C.V. (“PPS”, together with Avicola, the “Borrowers”) and certain Mexican subsidiaries (together with the Borrowers, the “Loan Parties”) entered into an amended and restated credit agreement (the “ING Credit Agreement”) with ING Bank (México), S.A. Institución de Banca Múltiple, ING Grupo Financiero, as lender and ING Capital LLC, as administrative agent (“ING Capital”). The ING Credit Agreement has a final maturity date of September 25, 2014. As of December 25, 2011, the US dollar-equivalent of the ING Loan Commitment under the ING Credit Agreement was $40.3 million. There were no outstanding borrowings under the ING Credit Agreement at December 25, 2011.

Under the ING Credit Agreement, if (i) any default or event of default has occurred and is continuing or (ii) the quotient of the borrowing base divided by the outstanding loans and letters of credit (the “Collateral Coverage Ratio”) under the ING Credit Agreement is less than 1.25 to 1.00, the loans and letters of credit under the ING Credit Agreement will be subject to, and cannot exceed, a borrowing base. The borrowing base is a formula based on accounts receivable, inventory, prepaid assets, net cash under the control of the administrative agent and up to 150.0 million Mexican pesos of fixed assets of the Loan Parties. The borrowing base formula will be reduced by trade payables of the Loan Parties. If the Collateral Coverage Ratio falls below 1.25 to 1.00, the borrowing base requirement would terminate upon the earlier of (i) the Collateral Coverage Ratio exceeding 1.25 to 1.00 as of the latest measurement period for 60 consecutive days or (ii) the borrowing availability under the ING Credit Agreement being equal to or greater than the greater of 20% of the revolving commitments under the ING Credit Agreement and 100.0 million Mexican pesos for a period of 60 consecutive days.
Avicola may pay dividends or make other restricted payments to the Company in an amount not to exceed in the aggregate 250.0 million Mexican pesos during the term of the ING Credit Agreement if certain conditions are satisfied, including a condition that availability is at least 100% of the revolving loan commitment under the ING Credit Agreement, less any letter of credit liability under the ING Credit Agreement. However, the Company deems its earnings from Mexico to be permanently reinvested. As such, US deferred income taxes have not been provided on these earnings. If such earnings were not considered indefinitely reinvested, certain deferred foreign and US income taxes would be provided.
Collateral

Substantially all of our domestic inventories and domestic fixed assets are pledged as collateral to secure the obligations under the Exit Credit Facility.  The ING Credit Agreement is secured by substantially all of the assets of the Company's Mexico subsidiaries.
Off-Balance Sheet Arrangements
We maintain operating leases for various types of equipment, some of which contain residual value guarantees for the market value of assets at the end of the term of the lease. The terms of the lease maturities range from one to ten years. We estimate the maximum potential amount of the residual value guarantees is approximately $20.2 million; however, the actual amount would be offset by any recoverable amount based on the fair market value of the underlying leased assets. No liability has been recorded related to this contingency as the likelihood of payments under these guarantees is not considered to be probable, and the fair value of the guarantees is immaterial. We historically have not experienced significant payments under similar residual guarantees.
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

Contractual Obligations
In addition to our debt commitments at December 25, 2011, we had other commitments and contractual obligations that obligate us to make specified payments in the future. The following table summarizes the total amounts due as of December 25, 2011, under all debt agreements, commitments and other contractual obligations. The table indicates the years in which payments are due under the contractual obligations.

	Payments Due By Period
Contractual Obligations(e)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Long-term debt(a)	$1,472,630	$15,042	$955,403	$502,185	-
Interest(b)	466,950	104,072	242,134	120,630	114
Capital leases(c)	1,338	194	582	368	195
Operating leases	26,793	16,132	10,614	47	—
Derivative liabilities	2,723	2,723	—	—	—
Purchase obligations(d)	143,599	143,599	—	—	—
Total	$2,114,034	$281,763	$1,208,733	$623,230	$309

(a)
Long-term debt includes an accreted discount of $3.2 million and excludes $40.1 million in letters of credit outstanding related to normal business transaction. In April 2011, the Company paid approximately $46.3 million of its cash flow toward the outstanding principal under the Term B loans. After giving effect to this prepayment and other prepayments of the Term B Loans, the Term B Loans must be repaid in 16 quarterly installments of approximately $3.9 million from April 15, 2011, with the final installment due on December 28, 2014.

(b)	Interest expense in the table above assumes the continuation of interest rates and outstanding borrowings under our credit facilities as of December 25, 2011.

(c)	Capital leases includes $0.4 million in interest expense.

(d)
Includes agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction.

(e)
The total amount of PPC’s unrecognized tax benefits at December 25, 2011 was $64.8 million. We did not include this amount in the contractual obligations table above as reasonable estimates cannot be made at this time of the amounts or timing of future cash outflows.

Historical Flow of Funds
Cash used in operating activities was $129.0 million for 2011 and cash provided by operating activities was $14.6 million for 2010. The increase in cash flows used in operating activities was primarily from reductions in net working capital as well as a net loss of $495.7 million for 2011 as compared to a net income of $90.3 million for 2010.
Our net working capital position, which we define as current assets less current liabilities, decreased $224.8 million to a surplus of $747.0 million and a current ratio of 2.04 at December 25, 2011 compared to a surplus of $971.8 million and a current ratio of 2.32 at December 26, 2010. Key contributors to the reduction in net working capital included decreases in cash and cash equivalents, restricted cash, inventories and prepaid expenses and other current assets and an increase in current deferred tax liabilities, partially offset by an increase in trade accounts and other receivables and a decreases in current maturities of long-term debt, accrued expenses and income taxes payable.
Restricted cash decreased $53.3 million, or 87.4%, to $7.7 million at December 25, 2011 from $61.0 million at December 26, 2010. The change in restricted cash resulted from the release of cash held in our captive insurance companies.
Trade accounts and other receivables, including accounts receivable from JBS USA, increased $48.6 million, or 15.1%, to $370.4 million at December 25, 2011 from $321.8 million at December 26, 2010. The change in trade accounts and other receivables resulted primarily from increased sales recognized towards the latter part of the current period as well as an increase of $20.7 million in receivables from JBS USA.
Inventories decreased $150.2 million, or 14.6%, to $879.1 million at December 25, 2011 from $1,029.3 million at December 26, 2010. The change in inventories was primarily due to a decrease in finished products resulting from the Company's concerted efforts to reduce inventory during 2011.
Prepaid expenses and other current assets decreased $28.9 million, or 35.6%, to $52.4 million at December 25, 2011 from $81.3 million at December 26, 2010. This decrease occurred primarily because of a $30.5 million reduction in open derivative positions, offset by a $2.1 million increase in prepaid grain purchases.
Accounts payable increased $3.5 million, or 1.0%, to $340.5 million at December 25, 2011 from $337.0 million at December 26, 2010. This increase occurred primarily because of a $4.4 million increase in accounts payable to JBS USA.
Accrued expenses decreased $16.1 million, or 5.4%, to $281.8 million at December 25, 2011 from $297.9 million at December 26, 2010. This decrease resulted primarily from a $13.7 million reduction in derivative liabilities and a $11.4 million reduction in employee related expenses. This was partially offset by a $6.8 million increase in the accrued balances for sales programs and a $2.3 million increase in grain commitments.
Cash used in investing activities was $58.2 million and $113.7 million in 2011 and 2010, respectively. Capital expenditures of $136.0 million and $179.3 million for 2011 and 2010, respectively, were primarily incurred for the reopening of the Douglas, Georgia facility and for the routine replacement of equipment and to improve efficiencies and reduce costs. Capital expenditures for 2011 could not exceed $175 million under the terms of the Exit Credit Facility. Cash was used to purchase investment securities totaling $4.6 million and $17.2 million in 2011 and 2010, respectively. Cash proceeds in 2011 and 2010 from the sale or maturity of investment securities were $15.9 million and $68.1 million, respectively. Cash proceeds from property disposals in 2011 and 2010 were $29.0 million and $14.7 million, respectively. Cash proceeds from business dispositions in 2011 totaled $37.5 million.
Cash provided by financing activities was $126.9 million in 2011. Cash used in financing activities was $29.5 million in 2010. Cash proceeds for 2011 from notes payable to JBS USA were $50.0 million. Cash proceeds in 2011 and 2010 from long-term debt were $965.7 million and $2,438.9 million, respectively. Cash was used to repay long-term debt totaling $881.8 million and $3,197.4 million in 2011 and 2010, respectively. Cash proceeds in 2010 from the sale of common stock were $800.0 million. Cash was used to pay capitalized loan costs totaling $4.4 million and $62.8 million in 2011 and 2010. Cash used to purchase the remaining interest in a subsidiary we did not already own totaled $2.5 million and $7.6 million in 2011 and 2010. Cash was used for other financing activities totaling $0.1 million and $0.5 million in 2011 and 2010, respectively.
Recently Adopted Accounting Pronouncements
On December 27, 2010, the Company adopted a portion of Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements, issued by the Financial Accounting Standards Board (the "FASB"). The ASU amended Accounting Standards Codification (“ASC”) Subtopic 820-10 by including new required disclosures regarding activity in Level 3 fair value measurements. The adoption of the subject guidance under amended ASC 820-10 did not have a material impact on the Company's consolidated financial statements.

Accounting Pronouncements Issued But Not Yet Adopted
The FASB recently issued ASU No. 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Disclosure Requirements in the U.S. GAAP and IFRS. The amendment clarifies the FASB's intent about the application of existing fair value measurement and disclosure requirements (ASC Topic 820) and improves consistency in wording to ensure that accounting principles generally accepted in the US ("U.S. GAAP") and International Financial Reporting Standards ("IFRS") are described the same way. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendment is effective for fiscal years beginning after December 15, 2011 and is to be applied prospectively. The Company has not yet adopted this amendment; however, adoption will not have a material impact on the Company's financial position, results of operations or cash flow.
Critical Accounting Policies and Estimates
General. Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, customer programs and incentives, allowance for doubtful accounts, inventories, income taxes and product recall accounting. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.
Revenue Recognition. We recognize revenue when all of the following circumstances are satisfied: (i) persuasive evidence of an arrangement exists, (ii) price is fixed or determinable, (iii) collectability is reasonably assured and (iv) delivery has occurred. Delivery occurs in the period in which the customer takes title and assumes the risks and rewards of ownership of the products specified in the customer's purchase order or sales agreement. Revenue is recorded net of estimated incentive offerings including special pricing agreements, promotions and other volume-based incentives. Revisions to these estimates are charged back to net sales in the period in which the facts that give rise to the revision become known.
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
Property, Plant and Equipment. The Company records impairment charges on long-lived assets held for use when events and circumstances indicate that the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. The impairment charge is determined based upon the amount the net book value of the assets exceeds their fair market value. In making these determinations, the Company utilizes certain assumptions, including, but not limited to: (i) future cash flows estimated to be generated by these assets, which are based on additional assumptions such as asset utilization, remaining length of service and estimated salvage values; (ii) estimated fair market value of the assets; and (iii) determinations with respect to the lowest level of cash flows relevant to the respective impairment test, generally groupings of related operational facilities. Given the interdependency of the Company’s individual facilities during the production process, which operate as a vertically integrated network, and the fact that the Company does not price transfers of inventory between its vertically integrated facilities at market prices, it evaluates impairment of assets held for use at the country level (i.e., the US and Mexico) within each segment. Management believes this is the lowest level of identifiable cash flows for its assets that are held for use in production activities. At the present time, the Company’s forecasts indicate that it can recover the carrying value of its assets held for use based on the projected undiscounted cash flows of the operations. A key assumption in management’s forecast is that the Company’s sales volumes will return to historical margins as supply and demand between commodities and chicken and other animal-based proteins become more balanced. However, the exact timing of the return to historical margins is not certain and if the return to historical margins is delayed, impairment charges could become necessary in the future. The Company recognized impairment charges related to assets held for sale of $22.9 million and $26.5 million during 2011 and 2010 respectively.
The Company records impairment charges on long-lived assets held for sale when the carrying amount of those assets exceeds their fair value less appropriate selling costs. Fair value is based on amounts documented in sales contracts or letters of intent accepted by the Company, amounts included in counteroffers initiated by the Company, or, in the absence of current contract negotiations, amounts determined using a sales comparison approach for real property and amounts determined using a cost approach for personal property. Under the sales comparison approach, sales and asking prices of reasonably comparable properties are considered to develop a range of unit prices within which the current real estate market is operating. Under the cost approach, a current cost to replace the asset new is calculated and then the estimated replacement cost is reduced to reflect the applicable decline in value resulting from physical deterioration, functional obsolescence and economic obsolescence. Appropriate selling costs includes reasonable broker's commissions, costs to produce title documents, filing fees, legal expenses and the like. We estimate appropriate closing costs as 6% of asset fair value. This rate is considered reasonable for our assets held for sale based on historical experience.
Litigation and Contingent Liabilities. The Company is subject to lawsuits, investigations and other claims related to employment, environmental, product, and other matters. The Company is required to assess the likelihood of any adverse judgments or outcomes, as well as potential ranges of probable losses, to these matters. The Company estimates the amount of reserves required for these contingencies when losses are determined to be probable and after considerable analysis of each individual issue. With respect to our environmental remediation obligations, the accrual for environmental remediation liabilities is measured on an undiscounted basis. These reserves may change in the future due to changes in the Company’s assumptions, the effectiveness of strategies, or other factors beyond the Company’s control.
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
Income Taxes. The provision for income taxes has been determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred income taxes reflect the net tax effect of temporary differences between the book and tax bases of recorded assets and liabilities, net operating losses and tax credit carry forwards. The amount of deferred tax on these temporary differences is determined using the tax rates expected to apply to the period when the asset is realized or the liability is settled, as applicable, based on the tax rates and laws in the respective tax jurisdiction enacted as of the balance sheet date. The Company recognizes potential interest and penalties related to income tax positions as a part of the income tax provision.
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
Market Risk-Sensitive Instruments and Positions
The risk inherent in our market risk-sensitive instruments and positions is primarily the potential loss arising from adverse changes in the price of feed ingredients, foreign currency exchange rates, interest rates and the credit quality of available-for-sale securities as discussed below. The sensitivity analyses presented do not consider the effects that such adverse changes may have on overall economic activity, nor do they consider additional actions our management may take to mitigate our exposure to such changes. Actual results may differ.
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
Market risk is estimated as a hypothetical 10% increase in the weighted-average cost of our primary feed ingredients as of December 25, 2011. Based on our feed consumption during 2011, such an increase would have resulted in an increase to cost of sales of approximately $301.8 million, excluding the impact of any feed ingredients derivative financial instruments in that period. A 10% change in ending feed ingredients inventories at December 25, 2011 would be $10.2 million, excluding any potential impact on the production costs of our chicken inventories. A 10% change in corn and soybean meal prices on December 25, 2011 would have resulted in a $0.3 million change in the fair value of our net commodity derivative asset position as of that date.
Foreign Currency. Our earnings are affected by foreign exchange rate fluctuations related to the Mexican peso net monetary position of our Mexican subsidiaries. We manage this exposure primarily by attempting to minimize our Mexican peso net monetary position. We are also exposed to the effect of potential exchange rate fluctuations to the extent that amounts are repatriated from Mexico to the US. However, we currently anticipate that the future cash flows of our Mexican subsidiaries will be reinvested in our Mexican operations. In addition, the Mexican peso exchange rate can directly and indirectly impact our financial condition and results of operations in several ways, including potential economic recession in Mexico because of devaluation of their currency. The impact on our financial position and results of operations resulting from a hypothetical change in the exchange rate between the US dollar and the Mexican peso cannot be reasonably estimated. Foreign currency exchange gains and losses, representing the change in the US dollar value of the net monetary assets of our Mexican subsidiaries denominated in Mexican pesos, was a loss of $12.6 million in 2011, a gain of $0.1 million in 2010, a loss of $0.6 million in the Transition Period and a loss of $0.1 million in 2009. The average exchange rates for 2011, 2010, the Transition Period and 2009 were 12.39 Mexican pesos to 1 US dollar, 12.65 Mexican pesos to 1 US dollar, 13.11 Mexican pesos to 1 US dollar and 13.49 Mexican pesos to 1 US dollar, respectively. No assurance can be given as to how future movements in the Mexican peso could affect our future financial condition or results of operations.
Interest Rates. Our earnings are also affected by changes in interest rates due to the impact those changes have on our variable-rate debt instruments. We had variable-rate debt instruments representing approximately 42.3% of our total debt at December 25, 2011. Holding other variables constant, including levels of indebtedness, an increase in interest rates of 25 basis points would have increased our interest expense by $0.4 million for 2011. These amounts are determined by considering the impact of the hypothetical interest rates on our variable-rate debt at December 25, 2011.
Market risk for fixed-rate debt is estimated as the potential increase in fair value resulting from a hypothetical decrease in interest rates of 10%. Using a discounted cash flow analysis, a hypothetical 10% decrease in interest rates would have increased the fair value of our fixed rate debt by approximately $9.7 million as of December 25, 2011.
Available-for-Sale Securities. The Company and certain retirement plans that it sponsors invest in a variety of financial instruments. In response to the continued turbulence in global financial markets, we have analyzed our portfolios of investments and, to the best of our knowledge, none of our investments, including money market funds units, commercial paper and municipal securities, have been downgraded because of this turbulence, and neither we nor any fund in which we participate hold significant amounts of structured investment vehicles, mortgage backed securities, collateralized debt obligations, auction-rate securities, credit derivatives, hedge funds investments, fund of funds investments or perpetual preferred securities. At December 25, 2011, the fair value of the Company’s available-for-sale portfolio was $0.7 million. Management does not believe a hypothetical change in interest rates of 25 basis points or a 10% decrease in equity prices would be material to the Company.
Impact of Inflation. Due to low to moderate inflation in the US and Mexico and our rapid inventory turnover rate, the results of operations have not been significantly affected by inflation during the past three-year period.

Item 8.	Financial Statements and Supplementary Data
The consolidated financial statements together with the report of our independent registered public accounting firm and financial statement schedule are included on pages 69 through 136 of this annual report. Financial statement schedules other than those included herein have been omitted because the required information is contained in the consolidated financial statements or related notes, or such information is not applicable.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.

Item 9A.	Controls and Procedures
As of December 25, 2011, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Principal Financial Officer, concluded the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that information we are required to disclose in our reports filed with the Securities and Exchange Commission is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
In connection with the evaluation described above, the Company’s management, including the Chief Executive Officer and Principal Financial Officer, identified no changes in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended December 25, 2011, and that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, PPC’s management assessed the design and operating effectiveness of internal control over financial reporting as of December 25, 2011 based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on this assessment, management concluded that PPC’s internal control over financial reporting was effective as of December 25, 2011. Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 25, 2011. That report is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Board of Directors and Stockholders
Pilgrim’s Pride Corporation
We have audited Pilgrim’s Pride Corporation’s internal control over financial reporting as of December 25, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Pilgrim’s Pride Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Pilgrim’s Pride Corporation maintained, in all material respects, effective internal control over financial reporting as of December 25, 2011, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pilgrim’s Pride Corporation as of December 25, 2011 and December 26, 2010, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the years ended December 25, 2011 and December 26, 2010, the three months ended December 27, 2009, and the year ended September 26, 2009 of Pilgrim’s Pride Corporation and our report dated February 17, 2012 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Denver, Colorado
February 17, 2012

Item 9B.	Other Information

As previously announced, the Company filed voluntary Chapter 11 petitions on December 1, 2008 and emerged from bankruptcy on December 28, 2009. The Chapter 11 cases were being jointly administered under case number 08-45664. The Company has and intends to continue to post important information about the restructuring, including quarterly operating reports and other financial information required by the Bankruptcy Court, on the Company's website www.pilgrims.com under the “Investors-Reorganization” caption. The quarterly operating reports are required to be filed with the Bankruptcy Court no later than the 20th day of the next calendar month immediately following the end of the fiscal quarter and will be posted on the Company's website concurrently with being filed with the Bankruptcy Court. The Company intends to use its website as a means of complying with its disclosure obligations under SEC Regulation FD. Information is also available via the Company's restructuring information line at (888) 830-4659.

The information contained on or accessible through the Company's website shall not be deemed to be part of this annual report.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance
Certain information regarding our executive officers has been presented under “Executive Officers” included in "Item 1. Business,” above.
Reference is made to the sections entitled “Election of JBS Directors” and “Election of Equity Directors and the Founder Director” of the Company’s Proxy Statement for its 2012 Annual Meeting of Stockholders, which section is incorporated herein by reference.
Reference is made to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s Proxy Statement for its 2012 Annual Meeting of Stockholders, which section is incorporated herein by reference.
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
See "Item 13.  Certain Relationships and Related Transactions, and Director Independence.”

Item 11.	Executive Compensation
See "Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
See "Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Additional information responsive to Items 10, 11, 12 and 13 is incorporated by reference from the sections entitled “Security Ownership,” “Board of Directors Independence,” “Committees of the Board of Directors,” “Election of JBS Directors,” “Election of Equity Directors and the Founder Director,” “Report of the Compensation Committee,” “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Certain Transactions” of the Company’s Proxy Statement for its 2012 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services
The information required by this item is incorporated herein by reference from the section entitled “Independent Registered Public Accounting Firm Fee Information” of the Company’s Proxy Statement for its 2012 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Financial Statements

(1)	The financial statements and schedules listed in the index to financial statements and schedules on page 1 of this annual report are filed as part of this annual report.

(2)
All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.

(3)	The financial statements schedule entitled “Valuation and Qualifying Accounts and Reserves” is filed as part of this annual report on page 136.

(b)	Exhibits
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

4.8	Form of Senior 7.875% Note due 2018 (incorporated by reference from Exhibit 4.3 of the Company’s Form 8-K filed on December 15, 2010).

4.9	Form of Guarantee (incorporated by reference from Exhibit 4.4 of the Company’s Form 8-K filed on December 15, 2010).

4.10	Waiver to the Stockholders Agreement dated December 8, 2011 between JBS USA Holdings, Inc. and Pilgrim's Pride Corporation.*

4.11
Form of Subscription Rights Certificate (incorporated by reference from Exhibit 4.10 to Amendment No. 1 to the Company's Registration Statement on Form S-3 (No. 333-178614) effective December 30, 2011).

4.12	Form of Subscription Agent Agreement (incorporated by reference from Exhibit 4.11 to Amendment No. 1 to the Company's Registration Statement on Form S-3 (No. 333-178614) effective December 30, 2011).

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

10.9
Change to Company Contribution Amount Under the Amended and Restated 2005 Deferred Compensation Plan of the Company (incorporated by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed July 30, 2008). †

10.10
Form of Change in Control Agreement dated as of October 21, 2008 between the Company and certain of its executive officers (incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 27, 2008). †

10.11
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

10.14	Pilgrim’s Pride Corporation FY2009 Performance Bonus Plan (incorporated by reference from Exhibit 10.1 of the Company’s Current Report filed on October 13, 2009). †

10.15
Credit Agreement dated December 28, 2009 among the Company, To-Ricos, Ltd., To-Ricos Distribution, Ltd., the various subsidiaries of the Company party thereto, CoBank, ACB, as administrative agent, and the lenders party thereto (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 29, 2009).

10.16	Pilgrim’s Pride Corporation Short-Term Management Incentive Plan (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 30, 2009). †

10.17	Pilgrim’s Pride Corporation Long Term Incentive Plan (incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on December 30, 2009). †

10.18	Letter Agreement dated June 1, 2010 between Gary D. Tucker and the Company (incorporated by reference from Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on July 30, 2010). †

10.19
Amendment No. 1 to the Credit Agreement dated as of December 28, 2009, by and among the Company, To-Ricos, Ltd., To-Ricos Distribution, Ltd., the various subsidiaries of the Company party thereto, CoBank, ACB, as administrative agent, and the lenders party thereto (incorporated by reference from Exhibit 10.19 of the Company's Annual Report on Form 10K filed on February 17, 2011).

10.20
Employment Agreement dated January 14, 2011 between the Company and William Lovette (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 18, 2011). †

10.21
Restricted Share Agreement dated January 14, 2011 between the Company and William Lovette (incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 18, 2011). †

10.22
Amendment No. 2 to the Credit Agreement dated as of December 28, 2009, by and among the Company, To-Ricos, Ltd., To-Ricos Distribution, Ltd., the various subsidiaries of the Company party thereto, CoBank, ACB, as administrative agent, and the lenders party thereto (incorporated by reference from Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q filed on April 29, 2011).

10.23
Amendment No. 3 to the Credit Agreement dated as of December 28, 2009, by and among the Company, To-Ricos, Ltd., To-Ricos Distribution, Ltd., the various subsidiaries of the Company party thereto, CoBank, ACB, as administrative agent, and the lenders party thereto (incorporated by reference from Exhibit 10.1 of the Company's Current Report on Form 8-K filed on June 24, 2011).

10.24
Subordinated Loan Agreement dated as of June 23, 2011, between the Company and JBS USA Holdings, Inc. (incorporated by reference from Exhibit 10.2 of the Company's Current Report on Form 8-K filed on June 24, 2011).

10.25
Amended and Restated MXN$557,415,000 Credit Agreement dated as of October 19, 2011, by and among Avícola Pilgrim's Pride de México, S.A. de C.V. (“Avicola”), Pilgrim's Pride, S. de R.L. de C.V. (“PPS”, together with Avicola, the “Borrowers”), certain subsidiaries of the Borrowers (the “Subsidiary Guarantors”), ING Bank (México), S.A. Institución de Banca Múltiple, ING Grupo Financiero, as lender and ING Capital LLC, as administrative agent and lead arranger (incorporated by reference from Exhibit 10.1 of the Company's Current Report on Form 8-K filed on October 25, 2011).

10.26	Amendment No. 1 to the Subordinated Loan Agreement dated as of June 23, 2011, between the Company and JBS USA Holdings, Inc.*

10.27
Commitment Agreement dated as of December 19, 2011, between the Company and JBS USA Holdings, Inc. (incorporated by reference from Exhibit 10.1 to the Company's Registration Statement on Form S-3 (No. 333-178614) effective December 30, 2011).

10.28
Amendment No. 4 to the Credit Agreement dated as of December 28, 2009, by and among the Company, To-Ricos, Ltd., To-Ricos Distribution, Ltd., the various subsidiaries of the Company party thereto, CoBank, ACB, as administrative agent, and the lenders party thereto (incorporated by reference from Exhibit 10.1 of the Company's Current Report on Form 8-K/A filed on December 20, 2011).

10.29
Amendment No. 2 to the Subordinated Loan Agreement dated as of June 23, 2011, between the Company and JBS USA Holdings, Inc. (incorporated by reference from Exhibit 10.2 of the Company's Current Report on Form 8-K/A filed on December 20, 2011).

10.30
First Amendment to Amended and Restated MXN$557,415,000 Credit Agreement dated as of October 19, 2011, by and among the Borrowers, the Subsidiary Guarantors, the several banks and other financial institutions party thereto and ING Capital LLC, as administrative agent and lead arranger (incorporated by reference from Exhibit 10.3 of the Company's Current Report on Form 8-K/A filed on December 20, 2011).

12
Ratio of Earnings to Fixed Charges for the years ended December 25,2011, December 26, 2010, September 26, 2009, September 27, 2008, September 29, 2007, and the transition period from September 27, 2009 to December 27, 2009.*

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 17, 2012.

PILGRIM’S PRIDE CORPORATION

By:	/s/ Fabio Sandri
Fabio Sandri
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Wesley Mendonça Batista	Chairman of the Board	February 17, 2012
Wesley Mendonça Batista

/s/ William W. Lovette	President and Chief Executive Officer	February 17, 2012
William W. Lovette

/s/ Fabio Sandri	Chief Financial Officer	February 17, 2012
Fabio Sanri

/s/ Charles Macaluso	Director	February 17, 2012
Charles Macaluso

/s/ Don Jackson	Director	February 17, 2012
Don Jackson

/s/ Joesley Mendonça Batista	Director	February 17, 2012
Joesley Mendonça Batista

/s/ Lonnie “Bo” Pilgrim	Director	February 17, 2012
Lonnie “Bo” Pilgrim

/s/ Marcus Vinicius Pratini de Moraes	Director	February 17, 2012
Marcus Vinicius Pratini de Moraes

/s/ Michael L. Cooper	Director	February 17, 2012
Michael L. Cooper

/s/ Wallim Cruz de Vasconellos Junior	Director	February 17, 2012
Wallim Cruz de Vasconellos Junior

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Pilgrim’s Pride Corporation
We have audited the accompanying consolidated balance sheets of Pilgrim’s Pride Corporation (the “Company”) as of December 25, 2011 and December 26, 2010, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the years ended December 25, 2011 and December 26, 2010, the three months ended December 27, 2009, and the year ended September 26, 2009. Our audits also include the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pilgrim’s Pride Corporation at December 25, 2011 and December 26, 2010, and the consolidated results of its operations and its cash flows for the years ended December 25, 2011 and December 26, 2010, the three months ended December 27, 2009 and the year ended September 26, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pilgrim’s Pride Corporation’s internal control over financial reporting as of December 25, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2012 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Denver, Colorado
February 17, 2012

PILGRIM’S PRIDE CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 25, 2011	December 26, 2010
	(In thousands, except shares and per share data)
Assets:
Cash and cash equivalents	$41,609	$106,077
Restricted cash and cash equivalents	7,680	60,953
Investment in available-for-sale securities	157	1,554
Trade accounts and other receivables, less allowance for doubtful accounts	349,222	321,300
Accounts receivable from JBS USA, LLC	21,198	465
Inventories	879,094	1,029,254
Income taxes receivable	59,067	58,465
Current deferred tax assets	—	3,476
Prepaid expenses and other current assets	52,350	81,250
Assets held for sale	53,816	47,671
Total current assets	1,464,193	1,710,465
Investment in available-for-sale securities	497	11,595
Deferred tax assets	71,099	22,609
Other long-lived assets	57,921	67,143
Identified intangible assets, net	44,083	48,950
Property, plant and equipment, net	1,241,752	1,358,136
Total assets	$2,879,545	$3,218,898
Liabilities and stockholders’ equity:
Accounts payable	$328,864	$329,780
Accounts payable to JBS USA, LLC	11,653	7,212
Accrued expenses and other current liabilities	281,797	297,940
Income taxes payable	—	6,814
Current deferred tax liabilities	79,248	38,745
Current maturities of long-term debt	15,611	58,144
Total current liabilities	717,173	738,635
Long-term debt, less current maturities	1,408,001	1,281,160
Note payable to JBS USA Holdings, Inc.	50,000	—
Deferred tax liabilities	—	3,476
Other long-term liabilities	145,941	117,031
Total liabilities	2,321,115	2,140,302
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $.01 par value, 50,000,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value, 800,000,000 shares authorized; 214,281,914 shares issued and outstanding at years-end 2011 and 2010	2,143	2,143
Additional paid-in capital	1,443,484	1,442,810
Accumulated deficit	(843,945)	(348,653)
Accumulated other comprehensive loss	(46,070)	(23,637)
Total Pilgrim’s Pride Corporation stockholders’ equity	555,612	1,072,663
Noncontrolling interest	2,818	5,933
Total stockholders’ equity	558,430	1,078,596
Total liabilities and stockholders' equity	$2,879,545	$3,218,898
The accompanying notes are an integral part of these Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve Months Ended	Twelve Months Ended	Three Months Ended	Twelve Months Ended
	December 25, 2011	December 26, 2010	December 27, 2009	September 26, 2009
	(In thousands, except per share data)
Net sales	$7,535,698	$6,881,629	$1,602,734	$7,088,055
Costs and expenses:
Cost of sales	7,677,235	6,416,318	1,531,104	6,764,788
Operational restructuring charges, net	—	4,318	2,877	12,464
Gross profit (loss)	(141,537)	460,993	68,753	310,803
Selling, general and administrative expense	205,993	209,544	62,523	241,489
Administrative restructuring charges, net	26,061	66,022	(1,359)	1,987
Total costs and expenses	7,909,289	6,696,202	1,595,145	7,020,728
Operating income (loss)	(373,591)	185,427	7,589	67,327
Other expenses (income):
Interest expense	111,532	105,553	44,673	161,929
Interest income	(1,465)	(3,805)	(480)	(4,386)
Foreign currency transaction losses	12,601	212	622	113
Loss on early extinguishment of debt	—	11,726	—	—
Miscellaneous, net	(9,133)	(13,288)	(1,506)	(3,755)
Total other expenses	113,535	100,398	43,309	153,901
Income (loss) from continuing operations before reorganization	(487,126)	85,029	(35,720)	(86,574)
Reorganization items, net	—	18,541	32,726	87,275
Income (loss) from continuing operations before income taxes	(487,126)	66,488	(68,446)	(173,849)
Income tax expense (benefit)	8,564	(23,838)	(102,371)	(21,586)
Income (loss) from continuing operations	(495,690)	90,326	33,925	(152,263)
Income from discontinued business, net of tax	—	—	—	599
Net income (loss)	(495,690)	90,326	33,925	(151,664)
Less: Net income (loss) attributable to noncontrolling interest	1,082	3,185	312	(82)
Net income (loss) attributable to Pilgrim’s Pride Corporation	$(496,772)	$87,141	$33,613	$(151,582)
Net income (loss) per common share—basic:
Income (loss) from continuing operations attributable to Pilgrim’s Pride Corporation common stockholders	$(2.32)	$0.41	$0.45	$(2.06)
Income from discontinued business attributable to Pilgrim’s Pride Corporation common stockholders	—	—	—	0.01
Net income (loss) attributable to Pilgrim’s Pride Corporation common stockholders	(2.32)	$0.41	$0.45	$(2.05)
Net income (loss) per common share—diluted:
Income (loss) from continuing operations attributable to Pilgrim’s Pride Corporation common stockholders	(2.32)	$0.41	$0.44	$(2.06)
Income from discontinued business attributable to Pilgrim’s Pride Corporation common stockholders	—	—	—	0.01
Net income (loss) attributable to Pilgrim’s Pride Corporation common stockholders	(2.32)	$0.41	$0.44	$(2.05)
The accompanying notes are an integral part of these Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

	Twelve Months Ended	Twelve Months Ended	Three Months Ended	Twelve Months Ended
	December 25, 2011	December 26, 2010	December 27, 2009	September 26, 2009
	(In thousands, except per share data)
Weighted average shares outstanding:
Basic	214,282	214,282	74,374	74,056
Effect of dilutive common stock equivalents	—	—	2,767	2,060
Diluted	214,282	214,282	77,141	76,116
Amounts attributable to Pilgrim’s Pride Corporation common stockholders:
Income (loss) from continuing operations, net of tax	$(496,772)	$87,141	$33,613	$(152,181)
Income from discontinued business, net of tax	—	—	—	599
Net income (loss)	$(496,772)	$87,141	$33,613	$(151,582)
The accompanying notes are an integral part of these Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Twelve Months Ended	Twelve Months Ended	Three Months Ended	Twelve Months Ended
	December 25, 2011	December 26, 2010	December 27, 2009	September 26, 2009
	(In thousands)
Net income (loss)	$(495,690)	$90,326	$33,925	$(151,664)
Other comprehensive income:
Unrealized holding gains (losses) on available-for-sale securities, net of tax	(1,160)	(226)	41	2,695
Recognition in earnings of a previously unrecognized gain on a derivative instrument designated as a cash flow hedge, net of tax	—	(2,565)	(139)	(357)
Gains (losses) associated with pension and other postretirement benefits, net of tax (a)	(21,273)	6,420	69	(50,736)
Total other comprehensive income (loss), net of tax	(22,433)	3,629	(29)	(48,398)
Comprehensive income (loss)	(518,123)	93,955	33,896	(200,062)
Less: Comprehensive income (loss) attributable to noncontrolling interests	1,082	3,185	312	(82)
Comprehensive income (loss) attributable to Pilgrim's Pride Corporation	$(519,205)	$90,770	$33,584	$(199,980)

(a)	For the twelve months ended December 25, 2011, no tax effect is reflected because the Company has recorded a valuation allowance.
The accompanying notes are an integral part of these Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Total	Pilgrim’s Pride Corporation Stockholders						Non-controlling Interests in Consolidated Subsidiaries
		Comprehensive Income	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Shares	Common Stock	Additional Paid-in Capital
	(In thousands)
Balance at September 27, 2008	$358,055		$(317,082)	$21,161	74,056	$740	$646,922	$6,314
Comprehensive income (loss):
Net income (loss)	(151,664)	(151,582)	(151,582)					(82)
Other comprehensive income (loss), net of tax:
Net unrealized holding gain on available-for- sale securities, net of tax	2,695	2,695		2,695
Recognition in earnings of previously unrealized gains on a derivative instrument designated as a cash flow hedge, net of tax	(357)	(357)		(357)
Losses associated with pension and other postretirement benefits, net of tax	(50,736)	(50,736)		(50,736)
Total other comprehensive loss	(48,398)	(48,398)
Total comprehensive loss	(200,062)	(199,980)
Issuance of restricted common stock					3,085	31	(31)
Other activity	(872)		(743)				(98)	(31)
Balance at September 26, 2009	$157,121		$(469,407)	$(27,237)	77,141	$771	$646,793	$6,201
Comprehensive income (loss):
Net income	33,925	33,613	33,613					312
Other comprehensive income (loss), net of tax:
Net unrealized holding gains on available-for- sale securities, net of tax	41	41		41
Recognition in earnings of previously unrealized gains on a derivative instrument designated as a cash flow hedge, net of tax	(139)	(139)		(139)
Gains associated with pension and other postretirement benefits, net of tax	69	69		69
Total other comprehensive loss	(29)	(29)
Total comprehensive income	33,896	33,584
Share-based compensation	1,790						1,790
Other activity	1							1
Balance at December 27, 2009	$192,808		$(435,794)	$(27,266)	77,141	$771	$648,583	$6,514

PILGRIM’S PRIDE CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)

	Total	Pilgrim’s Pride Corporation Stockholders						Non-controlling Interests in Consolidated Subsidiaries
		Comprehensive Income	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Shares	Common Stock	Additional Paid-in Capital
	(In thousands)
Balance at December 27, 2009	$192,808		$(435,794)	$(27,266)	77,141	$771	$648,583	$6,514
Comprehensive income (loss):
Net income	$90,326	$87,141	$87,141					$3,185
Other comprehensive income (loss), net of tax:
Net unrealized holding losses on available-for- sale securities, net of tax	(226)	(226)		(226)
Recognition in earnings of previously unrealized gains on a derivative instrument designated as a cash flow hedge, net of tax	(2,565)	(2,565)		(2,565)
Gains associated with pension and other postretirement benefits, net of tax	6,420	6,420		6,420
Total other comprehensive income	3,629	3,629
Total comprehensive income	93,955	90,770
Common stock issued	800,000				137,141	1,372	798,628
Other activity	(8,167)						(4,401)	(3,766)
Balance at December 26, 2010	$1,078,596		$(348,653)	$(23,637)	214,282	$2,143	$1,442,810	$5,933
Comprehensive loss:
Net loss	(495,690)	(496,772)	(496,772)					1,082
Other comprehensive loss, net of tax:
Net unrealized holding losses on available-for-sale securities, net of tax	(1,160)	(1,160)		(1,160)
Recognition in earnings of a previously unrealized gain on a derivative instrument designated as a cash flow hedge, net of tax	—	—		—
Losses associated with pension and other postretirement benefits, net of tax	(21,273)	(21,273)		(21,273)
Total other comprehensive loss	(22,433)	(22,433)
Total comprehensive loss	(518,123)	(519,205)
Share-based compensation	567						567
Other activities	(2,610)		1,480				107	(4,197)
Balance at December 25, 2011	$558,430		$(843,945)	$(46,070)	214,282	$2,143	$1,443,484	$2,818

PILGRIM’S PRIDE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended	Twelve Months Ended	Three Months Ended	Twelve Months Ended
	December 25, 2011	December 26, 2010	December 27, 2009	September 26, 2009
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(495,690)	$90,326	$33,925	$(151,664)
Adjustments to reconcile net income (loss) attributable to Pilgrim’s Pride Corporation to cash provided by (used in) operating activities:
Depreciation and amortization	209,061	231,045	56,705	236,005
Asset impairment	22,895	26,484	—	5,409
Foreign currency transaction losses (gains)	9,980	(1,111)	(754)	(5,102)
Noncash loss on early extinguishment of debt recognized as a component of other expense	—	11,726	—	—
Noncash loss on early extinguishment of debt recognized as a reorganization item	—	13,654	—	—
Accretion of bond discount	453	38	—	—
Gain on property disposals	(4,271)	(401)	(1,377)	(26,353)
Share-based compensation	567	—	1,790	—
Deferred income tax benefit	(7,097)	(69,260)	(112,392)	(21,478)
Changes in operating assets and liabilities:
Restricted cash and cash equivalents	53,273	(55,881)	—	(10,072)
Trade accounts and other receivables	(63,987)	(9,045)	6,577	(173,915)
Inventories	122,827	(285,839)	26,006	284,678
Prepaid expenses and other current assets	27,068	(45,315)	9,897	24,036
Accounts payable and accrued expenses	(7,274)	(91,119)	16,540	(101,255)
Income taxes	4,683	145,056	10,909	(2,269)
Deposits	2,174	56,552	(49,635)	—
Other	(3,653)	(2,305)	(2,248)	6,914
Cash provided by (used in) operating activities	(128,991)	14,605	(4,057)	64,934
Cash flows from investing activities:
Acquisitions of property, plant and equipment	(135,968)	(179,332)	(30,463)	(88,193)
Purchases of investment securities	(4,596)	(17,201)	(6,024)	(19,958)
Proceeds from sale or maturity of investment securities	15,852	68,100	4,511	18,946
Proceeds from business dispositions to Swift Pork Company, a subsidiary of JBS USA, LLC	13,000	—	—	—
Proceeds from business dispositions to JBS Trading International, Inc., a subsidiary of JBS USA, LLC	24,479	—	—	—
Proceeds from property sales and disposals	29,044	14,698	3,522	85,736
Cash used in investing activities	(58,189)	(113,735)	(28,454)	(3,469)
Cash flows from financing activities:
Proceeds from short-term notes payable	—	—	—	430,817
Payments on short-term notes payable	—	—	—	(430,817)
Proceeds from notes payable to JBS USA	50,000	—	—	—
Proceeds from revolving line of credit and long-term borrowings	965,689	2,438,855	60,370	833,424
Payments on revolving line of credit, long-term borrowings and capital lease obligations	(881,833)	(3,197,399)	(10,144)	(719,762)
Proceeds from sale of common stock	—	800,000	—	—

PILGRIM’S PRIDE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Change in outstanding cash management obligations	—	—	—	(11,172)
Purchase of remaining interest in subsidiary	(2,504)	(7,637)	—	—
Payment of capitalized loan costs	(4,395)	(62,788)	—	—
Other financing activities	(107)	(511)	(1,976)	(1,337)
Cash provided by (used in) financing activities	126,850	(29,480)	48,250	101,153
Effect of exchange rate changes on cash and cash equivalents	(4,138)	(1,613)	532	(4,142)
Increase (decrease) in cash and cash equivalents	(64,468)	(130,223)	16,271	158,476
Cash and cash equivalents, beginning of period	106,077	236,300	220,029	61,553
Cash and cash equivalents, end of period	$41,609	$106,077	$236,300	$220,029
Supplemental Disclosure Information:
Interest paid (net of amount capitalized)	$104,430	$66,044	$16,298	$79,689
Income taxes paid (received)	$3,957	$(115,974)	$(86)	$11,228
The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS AND BASIS OF PRESENTATION
Business
Pilgrim’s Pride Corporation (referred to herein as “Pilgrim’s,” “PPC,” “the Company,” “we,” “us,” “our,” or similar terms) is one of the largest chicken companies in the United States (“US”), Mexico and Puerto Rico. Our fresh chicken retail line is sold in the southeastern, central, southwestern and western regions of the US, throughout Puerto Rico, and in the northern and central regions of Mexico. Our prepared-foods products meet the needs of some of the largest customers in the food service industry across the US. Additionally, the Company exports commodity chicken products to approximately 105 countries. As a vertically integrated company, we control every phase of the production of our products. We operate feed mills, hatcheries, processing plants and distribution centers in 12 US states, Puerto Rico and Mexico. Our fresh chicken products consist of refrigerated (nonfrozen) whole or cut-up chicken, either pre-marinated or non-marinated, and pre-packaged chicken in various combinations of freshly refrigerated, whole chickens and chicken parts. Our prepared chicken products include portion-controlled breast fillets, tenderloins and strips, delicatessen products, salads, formed nuggets and patties and bone-in chicken parts. These products are sold either refrigerated or frozen and may be fully cooked, partially cooked or raw. In addition, these products are breaded or non-breaded and either pre-marinated or non-marinated.
Consolidated Financial Statements
On December 28, 2009, the Company adopted the Amended and Restated Corporate Bylaws (the “Restated Bylaws”), which changed the Company’s fiscal year end from the Saturday nearest September 30 of each year to the last Sunday in December of each year. This change aligns the Company’s reporting cycle with the fiscal calendar of JBS USA Holdings, Inc. (“JBS USA”). The change was effective with the Company’s 2010 fiscal year, which began December 28, 2009 and ended December 26, 2010 and resulted in an approximate three-month transition period which began September 27, 2009 and ended December 27, 2009 (the “Transition Period”). The Company now operates on the basis of a 52/53-week fiscal year that ends on the Sunday falling on or before December 31. The reader should assume any reference we make to a particular year (for example, 2010) in the notes to these Consolidated Financial Statements applies to our fiscal year and not the calendar year.
The consolidated financial statements include the accounts of Pilgrim’s Pride Corporation and its majority owned subsidiaries. We eliminate all significant affiliate accounts and transactions upon consolidation.
The Company measures the financial statements of its Mexico subsidiaries as if the US dollar were the functional currency. Accordingly, we remeasure assets and liabilities, other than non-monetary assets, of the Mexico subsidiaries at current exchange rates. We remeasure nonmonetary assets using the historical exchange rate in effect on the date of each asset's acquisition. We remeasure income and expenses at average exchange rates in effect during the period, except for certain accounts which are remeasured at a historical rate. Currency exchange gains or losses are included in the line item Foreign currency transaction losses in the Condensed Consolidated Statements of Operations.
Revenue Recognition
We recognize revenue when all of the following circumstances are satisfied: (i) persuasive evidence of an arrangement exits, (ii) price is fixed or determinable, (iii) collectability is reasonably assured and (iv) delivery has occurred. Delivery occurs in the period in which the customer takes title and assumes the risks

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and rewards of ownership of the products specified in the customer's purchase order or sales agreement. Revenue is recorded net of estimated incentive offerings including special pricing agreements, promotions and other volume-based incentives. Revisions to these estimates are charged back to net sales in the period in which the facts that give rise to the revision become known.
Shipping and Handling Costs
Costs associated with the products shipped to customers are recognized in cost of sales.
Cash Equivalents
The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.
Current and Long-Term Investments
The Company’s current and long-term investments consist primarily of fixed income securities, municipal debt securities, bond and equity mutual funds and fund-of-funds. The fixed income securities, municipal debt securities, bond and equity mutual funds and fund-of-funds are classified as available-for-sale. These securities are recorded at fair value, and unrealized holding gains and losses are recorded, net of tax, as a separate component of accumulated other comprehensive income. Debt securities with remaining maturities of less than one year and those identified by management at the time of purchase for funding operations in less than one year are classified as current. Debt securities with remaining maturities greater than one year that management has not identified at the time of purchase for funding operations in less than one year are classified as long-term. Unrealized losses are charged against net earnings when a decline in fair value is determined to be other than temporary. Management reviews several factors to determine whether a loss is other than temporary, such as the length of time a security is in an unrealized loss position, the extent to which fair value is less than amortized cost, the impact of changing interest rates in the short and long term, and the Company’s intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. The Company determines the cost of each security sold and each amount reclassified out of accumulated other comprehensive income into earnings using the specific identification method. Purchases and sales are recorded on a trade date basis.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
We record valuation adjustments for our inventory and for estimated obsolescence at or equal to the difference between the cost of inventory and the estimated market value based upon known conditions affecting inventory, including significantly aged products, discontinued product lines, or damaged or obsolete products. We allocate meat costs between our various finished chicken products based on a by-product costing technique that reduces the cost of the whole bird by estimated yields and amounts to be recovered for certain by-product parts. This primarily includes leg quarters, wings, tenders and offal, which are carried in inventory at the estimated recovery amounts, with the remaining amount being reflected as our breast meat cost.
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
The Company records impairment charges on long-lived assets held for use when events and circumstances indicate that the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. When the above is true, the impairment charge is determined based upon the amount the net book value of the assets exceeds their fair market value. In making these determinations, the Company utilizes certain assumptions, including, but not limited to: (i) future cash flows estimated to be generated by these assets, which are based on additional assumptions such as asset utilization, remaining length of service and estimated salvage values, (ii) estimated fair market value of the assets and (iii) determinations with respect to the lowest level of cash flows relevant to the respective impairment test, generally groupings of related operational facilities.
Given the interdependency of the Company’s individual facilities during the production process, which operate as a vertically integrated network, and the fact that the Company does not price transfers of inventory between its vertically integrated facilities at market prices, it evaluates impairment of assets held for use at the country level (i.e., the US and Mexico). Management believes this is the lowest level of identifiable cash flows for its assets that are held for use in production activities. At the present time, the Company’s forecasts indicate that it can recover the carrying value of its assets held for use based on the projected undiscounted

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

cash flows of the operations. A key assumption in management’s forecast is that the Company’s sales volumes will return to historical margins as supply and demand between commodities and chicken and other animal-based proteins become more balanced. However, the exact timing of the return to historical margins is not certain, and if the return to historical margins is delayed, impairment charges could become necessary in the future.
The Company records impairment charges on long-lived assets held for sale when the carrying amount of those assets exceeds their fair value less appropriate selling costs. Fair value is based on amounts documented in sales contracts or letters of intent accepted by the Company, amounts included in counteroffers initiated by the Company, or, in the absence of current contract negotiations, amounts determined using a sales comparison approach for real property and amounts determined using a cost approach for personal property. Under the sales comparison approach, sales and asking prices of reasonably comparable properties are considered to develop a range of unit prices within which the current real estate market is operating. Under the cost approach, a current cost to replace the asset new is calculated and then the estimated replacement cost is reduced to reflect the applicable decline in value resulting from physical deterioration, functional obsolescence and economic obsolescence. Appropriate selling costs includes reasonable broker's commissions, costs to produce title documents, filing fees, legal expenses and the like. We estimate appropriate closing costs as 6% of asset fair value. This rate is considered reasonable for our assets held for sale based on historical experience.
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
Litigation and Contingent Liabilities
The Company is subject to lawsuits, investigations and other claims related to employment, environmental, product and other matters. The Company is required to assess the likelihood of any adverse judgments or outcomes, as well as potential ranges of probable losses, to these matters. The Company estimates the amount of reserves required for these contingencies when losses are determined to be probable and after considerable analysis of each individual issue. With respect to our environmental remediation obligations, the accrual for environmental remediation liabilities is measured on an undiscounted basis. These reserves may change in the future due to changes in the Company’s assumptions, the effectiveness of strategies, or other factors beyond the Company’s control.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Commodity Risk Management
The Company attempts to mitigate commodity purchase exposures through a program of risk management that includes the use of forward purchase contractual obligations and derivative financial instruments. We recognize all derivative financial instruments in the Consolidated Balance Sheets at fair value. We elected not to designate derivative financial instruments executed to mitigate commodity purchase exposures as hedges of forecasted transactions. Therefore, we recognize changes in the fair value of these derivative financial instruments immediately in earnings. Gains or losses related to these derivative financial instruments are included in the line item Cost of sales in the Consolidated Statements of Operations.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the US ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We make significant estimates in regard to receivables collectability; inventory valuation; realization of deferred tax assets; valuation of long-lived assets; valuation of contingent liabilities, liabilities subject to compromise and self insurance liabilities; valuation of pension and other postretirement benefits obligations; and valuation of acquired businesses.
Recently Adopted Accounting Pronouncements
On December 27, 2010, the Company adopted a portion of Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements, issued by the Financial Accounting Standards Board (the "FASB"). The ASU amended Accounting Standards Codification (“ASC”) Subtopic 820-10 by including new required disclosures regarding activity in Level 3 fair value measurements. The adoption of the subject guidance under amended ASC 820-10 did not have a material impact on the Company's consolidated financial statements.
Accounting Pronouncements Issued But Not Yet Adopted
The FASB recently issued ASU No. 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Disclosure Requirements in the U.S. GAAP and IFRS. The amendment clarifies the FASB's intent about the application of existing fair value measurement and disclosure requirements (ASC Topic 820) and improves consistency in wording to ensure that U.S. GAAP and International Financial Reporting Standards ("IFRS") are described the same way. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendment is effective for fiscal years beginning after December 15, 2011 and is to be applied prospectively. The Company has not yet adopted this amendment; however, adoption will not have a material impact on

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the Company's financial position, results of operations or cash flow.

2.	CHAPTER 11 PROCEEDINGS
Chapter 11 Bankruptcy Filings and Proceedings

Emergence from Bankruptcy

On December 1, 2008, Pilgrim's and six of its subsidiaries filed voluntary petitions in the United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division (the “Bankruptcy Court”), seeking reorganization relief under the provisions of Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”). We emerged from Chapter 11 bankruptcy proceedings on December 28, 2009 (the "Effective Date"). In connection with our emergence from bankruptcy, our common stock outstanding immediately prior to the emergence was canceled and converted into the right to receive newly-issued shares of common stock of the reorganized Company based on a one-for-one exchange ratio, which constituted 36.0% of the total number of shares of our newly-issued common stock on that date. The remaining shares of our newly-issued common stock, constituting 64.0% of our total issued and outstanding common stock on December 28, 2009, were purchased for $800.0 million by JBS USA Holdings, Inc. (“JBS USA”), a wholly-owned indirect subsidiary of JBS S.A., a Brazil-based meat producer. On November 5, 2010, JBS USA increased its stake in the Company to 67.3% of the total number of shares issued and outstanding on such date. On January 5, 2012, the Company issued 200,000 shares of common stock, which subsequently reduced JBS USA's stake in the Company to 67.2%. See "Note 18. Incentive Compensation Plans" to the Consolidated Financial Statements for additional information.

Upon exiting from bankruptcy, Pilgrim's and certain of its subsidiaries entered into an exit credit facility that provided for an aggregate commitment of $1.75 billion (the “Exit Credit Facility”). The facility currently consists of a $700.0 million revolving credit facility maturing on December 28, 2014 and a $582.3 million Term B facility maturing on December 28, 2014. As of December 25, 2011, a principal amount of $347.3 million under the revolving loan commitment and a principal amount of $574.6 million under the Term B facility were outstanding.

Financial Reporting Considerations

The Company's emergence from bankruptcy did not qualify for fresh start accounting because the reorganization value determined for the Company upon emergence exceeded post-petition liabilities and allowed claims. Reorganization value is the estimated fair value of the Company before considering liabilities and approximates the amount a willing buyer would pay for the assets of the Company immediately after the restructuring. To determine its reorganization value, the Company considered recent third-party valuations of its assets as well as the purchase price paid by JBS USA for 64.0% of the common stock of the reorganized Company. Management believes that the method used to determine the Company's reorganization value was the most appropriate method under the circumstances because the Bankruptcy Court did not declare a reorganization value for the Company. The Company's conclusion that it did not qualify for fresh start accounting was substantiated by the fact that (i) no liabilities were discounted in the plan of reorganization and (ii) the common stock of the reorganized Company traded at an average price of $8.40 per share on December 28, 2009, resulting in a market capitalization on 36.0% of the outstanding common stock of the reorganized Company of approximately $650.0 million and indicating that the investment community believed that the fair value of the Company's assets exceeded its post-petition liabilities and allowed claims on December 28, 2009. The acquisition of a controlling interest in the Company by JBS USA did not qualify for push-down accounting as JBS USA only purchased 64.0% of the common stock of the reorganized

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company on December 28, 2009. Thus, the Company did not revalue its assets and liabilities because of either its emergence from bankruptcy or the purchase of 64.0% of the common stock of the reorganized Company by JBS USA.
Between December 1, 2008, the petition date, and through December 25, 2011, the Company applied ASC Topic 852, Reorganizations, in preparing the Consolidated Financial Statements. ASC Topic 852 requires that the financial statements, for periods subsequent to the Chapter 11 filing, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred in the bankruptcy proceedings are recorded in Reorganization items, net on the accompanying Consolidated Statements of Operations.

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
Exit or disposal costs totaling $18.5 million, $32.7 million and $87.3 million incurred during 2010, the Transition Period and 2009, respectively, were classified as reorganization items. There were no reorganization items incurred in 2011.
The Debtors’ reorganization items consisted of the following:

	2010	Transition Period	2009
	(In thousands)
Professional fees directly related to reorganization(a)	$2,785	$14,175	$34,831
Incentive compensation(b)	—	14,071	—
Finance costs related to various credit facilities(c)	13,654	—	11,375
Net loss (gain) on asset disposal(d)	—	570	(15,850)
Other costs(e)	2,102	3,910	56,919
Reorganization items, net	$18,541	$32,726	$87,275

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We did not receive cash from reorganization activities for the year ended December 25, 2011. Net cash received from reorganization activities for the year ended December 26, 2010 totaled $0.3 million from the sale of maintenance inventory parts. These cash flows are included in the section Cash flows from investing activities on the Consolidated Statement of Cash Flows. Net cash received from reorganization activities during the Transition Period totaled $1.0 million from the sale of Valley Rail Service, Inc. Net cash received from reorganization activities during the year ended September 26, 2009 totaled $77.6 million. This represented proceeds of $72.3 million from the sale of the Farmerville, Louisiana processing facility, proceeds of $5.0 million from the sales of undeveloped land in Camp County, Texas and Hopkins County, Texas and proceeds of $0.3 million from the sale of the assets owned by Luker, Inc.
We did not pay cash for reorganization activities for the year ended December 25, 2011. Net cash paid for reorganization items in 2010 totaled $30.7 million. This represented payment of incentive compensation totaling $13.0 million that was contingent upon confirmation by the Bankruptcy Court of a plan of reorganization that satisfied the requirements of the Bankruptcy Code, professional fees directly related to the reorganization totaling $15.7 million, severance payments of $1.5 million and payment of facility closure costs totaling $0.5 million. Net cash paid for reorganization items during the Transition Period totaled $17.0 million. This represented payment of professional fees directly related to the reorganization totaling $9.5 million, severance payments of $2.3 million and payment of facility closure costs totaling $5.2 million. Net cash paid for reorganization items in 2009 totaled $51.7 million. This represented payment of professional fees directly related to the reorganization totaling $25.4 million, payment of DIP Credit Agreement related expenses totaling $11.4 million, severance payments of $8.6 million, payment of facility closure costs totaling $5.6 million and payment of fees associated with the termination of the Company’s Amended and Restated Receivables Purchase Agreement dated September 26, 2008 totaling $0.7 million.

The Company did not record activity through the accrued reorganization cost accounts during 2011. The following table sets forth activity that was recorded through the Company's accrued reorganization cost accounts during 2010, the Transition Period and 2009:

	Accrued Other Costs	Accrued Severance	Total
September 27, 2008	$—	$—	$—
Accruals	10,637	13,933	24,570
Payment /Disposal	(3,775)	(8,593)	(12,368)
Adjustments	—	(2,513)	(2,513)
September 26, 2009	6,862	2,827	9,689
Accruals	741	833	1,574
Payment /Disposal	(5,700)	(2,393)	(8,093)
Adjustments	—	(522)	(522)
December 27, 2009	1,903	745	2,648
Accruals	2,118	849	2,967
Payment /Disposal	(2,649)	(1,538)	(4,187)
Adjustments	(1,372)	(56)	(1,428)
December 26, 2010	$—	$—	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Costs incurred in the second, third and fourth quarters of 2009, the Transition Period and the first quarter of 2010, were primarily classified as reorganization items.
The Company resolved a majority of the claims against it through settlement or by Bankruptcy Court order resulting in benefits of $8.8 million that are reflected in Miscellaneous, net on the Consolidated Statements of Operations for the year ended December 26, 2010. The claims resolution process continues for the remaining unresolved claims and will continue until all claims are concluded. Prior to the Effective Date, estimated claims were presented as Liabilities subject to compromise in the Consolidated Balance Sheets because of the uncertainty of the eventual settlement amounts. Due to the Plan becoming effective and the claims reconciliation process being substantially complete with respect to claims not subject to litigation, there is little uncertainty as to the total amount to be distributed under the Plan with respect to these claims. As such, pre-petition obligations after the Effective Date are no longer presented as subject to compromise. Unpaid amounts related to unresolved claims are classified in Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets. During the fifty-two weeks December 25, 2011, the Company paid creditors approximately $0.4 million to settle allowed claim amounts and interest accrued on those claim amounts. During the year ended December 26, 2010, the Company paid creditors, excluding creditors under the Prior Secured Credit Facilities and the Unsecured Notes, for allowed claim amounts with interest totaling approximately $101.1 million. As of December 25, 2011, the following pre-petition obligations relating to claims not subject to litigation remain outstanding (in thousands):

Trade claims	$801
Interest accrued on unpaid claims	25
Total pre-petition obligations	$826
The Company is also the named defendant in several pre-petition lawsuits that, as of December 25, 2011, have not been resolved. See “Note 17. Commitments and Contingencies” to the Consolidated Financial Statements for additional information.

3.	EXIT OR DISPOSAL ACTIVITIES

     Beginning in January 2010, Company management implemented certain exit or disposal activities to integrate the administrative functions of the Company into those of JBS USA. In July 2011, additional exit and disposal activities were implemented by Company management to consolidate operations at our Dallas, Texas facility into other facilities in the surrounding area. The Company expects to incur ongoing costs of approximately $14.5 million related to the idling of the Dallas, Texas facility in future quarters.

Since February 2008, these exit or disposal activities eliminated a total of approximately 6,000 positions and resulted in net pre-tax charges totaling $153.2 million. Of these charges, we recognized $48.8 million of severance and other personnel costs, $54.1 million of impairment costs related to long-lived assets held for sale, $32.5 million in losses related to the sale of unneeded eggs and the depletion of unneeded flocks, $4.0 million of grower compensation, $2.0 million of lease continuation costs, $2.1 million in losses related to scrapped inventory and $9.7 million in other restructuring costs. All exit or disposal costs related to these activities, with the exception of costs or losses related to asset impairments, sales of unneeded eggs, depletion of unneeded flocks and scrapped inventory, resulted in cash expenditures or will result in cash expenditures within one year. The cash-related portion of these exit or disposal costs totaled $54.8 million.
Results of operations for 2011, 2010 and 2009 included accrued exit or disposal costs totaling $2.4 million, $41.0 million, and $6.0 million, respectively. There were no accrued exit or disposal costs during the Transition Period. All exit or disposal costs, with the exception of costs related to lease obligations and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

inventory reserves related to closed facilities, have resulted in cash expenditures or will result in cash expenditures within one year.
Results of operations for 2011, 2010, Transition Period and 2009 also included adjustments to exit or disposal costs totaling $1.3 million, $10.5 million, $0.4 million, and $6.7 million, respectively, which reduced the accrued costs. Adjustments recognized in 2011 included favorable adjustments of accrued severance.

The following table sets forth restructuring activity that occurred during 2011, 2010, the Transition Period and 2009:

	Accrued Lease Obligation	Accrued Severance	Accrued Other Exit or Disposal Costs	Inventory Reserves	Total
	(In thousands)
September 27, 2008	$4,466	$2,694	$5,651	$1,212	$14,023
Accruals	—	3,897	2,059	—	5,956
Payment/Disposal	(622)	(4,283)	(2,753)	(1,000)	(8,658)
Adjustments	(2,202)	(1,792)	(2,454)	(212)	(6,660)
September 26, 2009	1,642	516	2,503	—	4,661
Accruals	—	—	—	—	—
Payment/Disposal	(86)	—	—	—	(86)
Adjustments	(1,536)	—	1,111	—	(425)
December 27, 2009	20	516	3,614	—	4,150
Accruals	—	31,116	9,869	—	40,985
Payment /Disposal	—	(27,086)	(2,611)	—	(29,697)
Adjustments	(20)	(396)	(10,872)	793	(10,495)
December 26, 2010	—	4,150	—	793	4,943
Accruals	—	2,375	—	—	2,375
Payment/Disposal	—	(5,111)	—	—	(5,111)
Adjustments	—	(1,324)	—	—	(1,324)
December 25, 2011	$—	$90	$—	$793	$883
The Company recognized impairment charges totaling $20.1 million and $26.5 million for the years ended 2011 and 2010, respectively, to reduce the carrying amounts of certain property, plant and equipment to their estimated fair values. These costs were classified as restructuring items in 2011 and 2010.
Exit or disposal costs totaling $4.3 million, $2.9 million, and $12.5 million were recognized during 2010, the Transition Period, and 2009, respectively, and were classified as Operational restructuring charges, net, a component of gross profit, because management believes these costs are directly related to the Company’s ongoing production activities. There were no exit or disposal costs classified as Operational restructuring charges, net in 2011. Exit or disposal costs totaling $26.1 million, $66.0 million, a credit of $1.4 million, and costs of $2.0 million were recognized during 2011, 2010, the Transition Period, and 2009, respectively, and were classified as Administrative restructuring charges, net, a component of operating income below gross profit, because management believes these costs were not directly related to the Company’s ongoing production.
In 2009, the Company recognized losses totaling $12.5 million related to sales of unneeded broiler eggs. These losses were recognized as a component of gross profit (loss).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Components of operational restructuring charges and administrative restructuring charges are summarized below:

	2011	2010	Transition Period	2009
	(In thousands)
Operational restructuring charges, net:
Relocation charges expensed as incurred	$—	$3,288	$—	$—
Asset impairments (See "Note 10—Property, Plant and Equipment")	—	1,030	—	—
Loss on egg sales and flock depletion expensed as incurred	—	—	2,877	12,464
Total	$—	$4,318	$2,877	$12,464
Administrative restructuring charges, net:
Accrued severance provisions (adjustments)	$724	$31,227	$—	$1,941
Relocation charges expensed as incurred	—	7,224	—	—
Asset impairments (See "Note 10—Property, Plant and Equipment")	20,088	25,453	—	—
Loss on inventory scrapped expensed as incurred	2,390	2,118	—	—
Lease continuation	—	—	(1,359)	—
Other restructuring costs	2,859	—	—	46
Total	$26,061	$66,022	$(1,359)	$1,987
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
The asset (liability) amounts recorded in the Consolidated Balance Sheet (carrying amounts) and the estimated fair values of financial instruments consisted of the following:

	2011		2010		Note Reference
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Short-term investments in available- for-sale securities	157	157	1,554	1,554	7
Commodity derivative assets(a):					8
Futures	2,870	2,870	32,962	32,962
Options	—	—	399	399
Long-term investments in available- for-sale securities	497	497	11,595	11,595	7
Commodity derivative liabilities(b):					8
Futures	(2,120)	(2,120)	(8,497)	(8,497)
Options	(603)	(603)	(7,890)	(7,890)
Long-term debt and other borrowing arrangements(c)	(1,423,612)	(1,421,517)	(1,339,304)	(1,355,135)	12
Note payable to JBS USA Holdings	(50,000)	(50,077)	—	—	12, 16

(a)	Commodity derivative assets are included in Prepaid expenses and other current assets on the Consolidated Balance Sheet.

(b)	Commodity derivative liabilities are included in Accrued expenses on the Consolidated Balance Sheet.

(c)
The fair values of the Company’s long-term debt and other borrowing arrangements were estimated by calculating the net present value of future payments for each debt obligation or borrowing by: (i) using a risk-free rate applicable for an instrument with a life similar to the remaining life of each debt obligation or borrowing plus the current estimated credit risk spread for the Company or (ii) using the quoted market price at December 25, 2011 or December 26, 2010.

The carrying amounts of our cash and cash equivalents, derivative trading accounts margin cash, restricted cash and cash equivalents, accounts receivable, accounts payable and certain other liabilities approximate their fair values due to their relatively short maturities. The Company adjusts its investments, commodity derivative assets and commodity derivative liabilities to fair value based on quoted market prices in active markets for identical instruments, quoted market prices in active markets for similar instruments or other inputs that are observable for the subject instrument or unobservable inputs such as discounted cash flow models or valuations.
ASC Topic 820, Fair Value Measurements and Disclosures, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. The subject guidance under ASC Topic 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The subject guidance under ASC Topic 820 also requires disclosure about how fair value was determined for assets and liabilities and established a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs as follows:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities;

Level 2	Quoted prices in active markets for similar assets and liabilities or other inputs that are observable for the asset or liability; or

Level 3	Unobservable inputs, such as discounted cash flow models or valuations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement.
As of December 25, 2011, the Company held certain items that are required to be measured at fair value on a recurring basis. These included cash and cash equivalents, derivative assets and liabilities, short-term investments in available-for-sale securities and long-term investments in available-for-sale securities. Cash equivalents consist of short-term, highly liquid, income-producing investments such as money market funds and other funds that have maturities of 90 days or less. Derivative assets and liabilities consist of long and short positions on both exchange-traded commodity futures and commodity options as well as margin cash on account with the Company’s derivatives brokers. Short-term investments in available-for-sale securities consist of short-term, highly liquid, income-producing investments such as municipal debt securities that have maturities of greater than 90 days but less than one year. Long-term investments in available-for-sale securities consist of income-producing investments such as municipal debt securities, corporate debt securities and fund-of-funds units that have maturities of greater than one year.

The following items are measured at fair value on a recurring basis at December 25, 2011:

	Level 1	Level 2	Level 3	Total
	(In thousands)
Short-term investments in available-for-sale securities	$—	$157	$—	$157
Commodity derivative assets:
Futures	2,870	—	—	2,870
Long-term investments in available-for-sale securities	—	438	59	497
Commodity derivative liabilities:
Futures	(2,120)	—	—	(2,120)
Options	—	(603)	—	(603)
Financial assets and liabilities classified in Level 1 at December 25, 2011 include commodity futures derivative instruments traded in active markets. The valuation of these instruments is determined using a market approach, taking into account current interest rates, creditworthiness, and liquidity risks in relation to current market conditions, and is based upon unadjusted quoted prices for identical assets in active markets. The valuation of plan assets in Level 2 is determined using a market approach based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for substantially the full term of the financial instrument. Level 2 securities primarily include equity securities, fixed income securities and commodity option derivative instruments. The valuation of plan assets in Level 3 is determined using an income approach based on unobservable inputs such as discounted cash flow models or valuations. Level 3 securities consist of a fund of funds investment and auction rate securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents activity for each reporting period related to the Company’s investment in a fund of funds asset and auction rate securities that are measured at fair value on a recurring basis using Level 3 inputs:

	Fund of Funds	Auction Rate Securities	Total
	(In thousands)
Balance at September 27, 2008	$1,197	$3,850	$5,047
Included in other comprehensive income	(129)	—	(129)
Sale of securities	—	(3,850)	(3,850)
Balance at September 26, 2009	1,068	—	1,068
Included in other comprehensive income	48	—	48
Balance at December 27, 2009	1,116	—	1,116
Included in other comprehensive income	74	—	74
Balance at December 26, 2010	1,190	—	1,190
Included in other comprehensive income	(19)	—	(19)
Sale of securities	(1,112)	—	(1,112)
Balance at December 25, 2011	$59	$—	$59

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records certain assets and liabilities at fair value on a nonrecurring basis. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges when required by U.S. GAAP. During 2011, certain long-lived assets with a carrying amount of $62.1 million were written down to their fair value of $39.2 million, resulting in a loss of $22.9 million recorded in earnings. These assets are classified as Level 2 assets because their fair value can be corroborated based on observable market data.

5.	TRADE ACCOUNTS AND OTHER RECEIVABLES
Trade accounts and other receivables, less allowance for doubtful accounts, consisted of the following:

	December 25, 2011	December 26, 2010
	(In thousands)
Trade accounts receivable	$337,411	$318,008
Account receivable from JBS USA, LLC	21,198	465
Other receivables	16,974	9,355
Receivables, gross	375,583	327,828
Allowance for doubtful accounts	(5,163)	(6,063)
Receivables, net	$370,420	$321,765

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	INVENTORIES
Inventories consisted of the following:

	December 25, 2011	December 26, 2010
	(In thousands)
Chicken:
Live chicken and hens	$363,590	$348,700
Feed, eggs and other	238,449	221,939
Finished chicken products	273,363	440,458
Total chicken inventories	875,402	1,011,097
Other products:
Commercial feed, table eggs, retail farm store and other	3,674	12,355
Distribution inventories (other than chicken products)	18	5,802
Total other products inventories	3,692	18,157
Total inventories	$879,094	$1,029,254
Inventories did not include a lower-of-cost-or-market allowance at December 25, 2011. Inventories included a lower-of-cost-or-market allowance of $2.5 million at December 26, 2010. The loss recognized on the application of the rule of lower-of-cost-or-market valuation in 2010 was also $2.5 million.

7.	INVESTMENTS IN SECURITIES
We recognize investments in available-for-sale securities as cash equivalents, current investments or long-term investments depending upon each security's length to maturity. Additionally, those securities identified by management at the time of purchase for funding operations in less than one year are classified as current.
The following table summarizes our investments in available-for-sale securities:

	December 25, 2011		December 26, 2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Cash equivalents:
Fixed income securities	$—	$—	$50	$51
Current investments:
Fixed income securities	$152	$157	$1,518	$1,554
Long-term investments:
Fixed income securities	$367	$438	$3,285	$3,452
Equity securities	—	—	5,884	6,953
Other	59	59	1,300	1,190

Maturities for the Company’s investments in fixed income securities as of December 25, 2011, were as follows:

	Amount	Percent
	(In thousands)
Matures in less than one year	$157	26.4%
Matures between one and two years	109	18.3%
Matures between two and five years	242	40.7%
Matures in excess of five years	87	14.6%
	$595	100%
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
The Company utilizes various raw materials in its operations, including corn, soybean meal, soybean oil and energy, such as natural gas, electricity and diesel fuel, which are all considered commodities. The Company considers these raw materials generally available from a number of different sources and believes it can obtain them to meet its requirements. These commodities are subject to price fluctuations and related price risk due to factors beyond our control, such as economic and political conditions, supply and demand, weather, governmental regulation and other circumstances. Generally, the Company incurs forward purchase contractual obligations or purchases derivative financial instruments, specifically exchange-traded futures and options, in an attempt to mitigate price risk related to its anticipated consumption of commodity inputs for periods of up to 12 months. The Company may purchase longer-term derivative financial instruments on particular commodities if deemed appropriate. The fair value of derivative assets is included in the line item Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets while the fair value of derivative liabilities is included in the line item Accrued expenses and other current liabilities on the same statements. Our counterparties require that we post cash collateral for changes in the net fair value of the derivative contracts.

We have not designated the derivative financial instruments that we have purchased to mitigate commodity purchase exposures as cash flow hedges. Therefore, we recognized changes in the fair value of these derivative financial instruments immediately in earnings. Gains or losses related to these derivative financial instruments are included in the line item Cost of sales in the Condensed Consolidated Statements of Operations. The Company recognized $63.8 million and $69.2 million in net gains and net losses of $21.1 million related to changes in the fair value of its derivative financial instruments during 2011, 2010 and 2009, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information regarding the Company's outstanding derivative instruments and cash collateral posted with (owed to) brokers is included in the following table:

	December 25, 2011	December 26, 2010

	(Fair values in thousands)
Fair values:
Commodity derivative assets	$2,870	$33,361
Commodity derivative liabilities	(2,723)	(16,387)
Cash collateral posted with brokers	3,271	4,528
Derivatives Coverage(a):
Corn	N/A	13.8%
Soybean meal	N/A	8.7%
Period through which stated percent of needs are covered:
Corn	N/A	December 2011
Soybean meal	N/A	December 2011
Written put options outstanding(b):
Fair value	$(603)	$7,890
Number of contracts:
Corn	500	6,775
Soybean meal	—	750
Expiration dates	March 2012	May 2011 through December 2011
Short positions on outstanding futures derivative instruments(b):
Fair value	$495	$8,497
Number of contracts:
Corn	2,531	2,805
Soybean meal	96	692

(a)
Derivatives coverage is the percent of anticipated corn and soybean meal needs covered by outstanding derivative instruments through a specified date. As of December 25, 2011, the Company had short derivative positions to offset long forward cash purchases, which exceeded open long derivative positions for both corn and soybean meal. These positions expire by December 2012.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	IDENTIFIED INTANGIBLE ASSETS
Identified intangible assets consisted of the following:

	Useful Life (Years)	Original Cost	Accumulated Amortization	Carrying Amount
			(In thousands)
December 26, 2010:
Trade names	3–15	$39,271	$(25,629)	$13,642
Customer relationships	13	51,000	(15,692)	35,308
Non-compete agreements	3	300	(300)	—
Total intangible assets		90,571	(41,621)	48,950
December 25, 2011:
Trade names	3–15	40,143	(27,445)	12,698
Customer relationships	13	51,000	(19,615)	31,385
Non-compete agreements	3	300	(300)	—
Total intangible assets		$91,443	$(47,360)	$44,083
We recognized amortization expense related to identified intangible assets of $5.7 million in 2011, $5.7 million in 2010, $2.5 million in the Transition Period and $10.2 million in 2009.
We expect to recognize amortization expense associated with identified intangible assets of $5.7 million in each year from 2012 through 2016.

10.	PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment (“PP&E”), net consisted of the following:

	December 25, 2011	December 26, 2010
	(In thousands)
Land	$65,413	$81,212
Buildings	1,077,789	1,091,004
Machinery and equipment	1,492,251	1,414,718
Autos and trucks	58,518	57,441
Construction-in-progress	36,094	96,442
Property, plant and equipment, gross	2,730,065	2,740,817
Accumulated depreciation	(1,488,313)	(1,382,681)
Property, plant and equipment, net	$1,241,752	$1,358,136
The Company recognized depreciation expense of $192.6 million, $209.4 million, $52.4 million and $217.9 million during 2011, 2010, the Transition Period and 2009, respectively.
During 2011, the Company sold certain property, plant and equipment for cash of $29.0 million and recognized a gain of $4.3 million. PP&E sold in 2011 included a processing plant in North Carolina, a rendering plant in Georgia, an egg production facility in Texas, a feed mill in Georgia, a hatchery in Alabama, various broiler, breeder and pullet farms in Texas, an empty office building in West Virginia, rental properties in Texas, developed and undeveloped real estate in Texas and miscellaneous processing equipment.
The Company has temporarily idled (i) processing facilities in Alabama, Georgia, Arkansas and Texas,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(ii) hatcheries in Alabama, Georgia, Texas, Arkansas and North Carolina, (iii) various broiler farms in Texas, (iv) a feed mill in North Carolina and (v) a vehicle maintenance center in Texas. The Company continues to depreciate these assets. At December 25, 2011, the carrying amount of these idled assets was $67.7 million based on depreciable value of $168.9 million and accumulated depreciation of $101.2 million. We reopened an idled processing plant in Douglas, Georgia in January 2011. The Company will evaluate the decision to bring the Douglas, Georgia facility to full capacity during 2012.
The Company has closed and is actively marketing for sale (i) processing plants in Georgia, Louisiana and Pennsylvania (ii) administrative offices in Texas and Georgia, (iii) a distribution center in Louisiana, (iv) various breeder and broiler farms in Texas and Georgia, (v) hatcheries in Alabama and Georgia, (vi) a warehouse in Texas and (vii) a commercial egg facility in Texas. At December 25, 2011, the Company reported assets held for sale totaling $53.8 million in Assets held for sale on its Consolidated Balance Sheets. In 2011, the Company recognized charges totaling $2.8 million in cost of goods sold and administrative restructuring charges totaling $20.1 million to impair the carrying amounts of certain assets held for sale located in Texas, Pennsylvania, Georgia, North Carolina, and Louisiana to fair value.
The Company tested the recoverability of its long-lived assets held for use during the thirteen weeks ended December 25, 2011 by comparing the book value of its invested capital, exclusive of assets held for sale, with the undiscounted cash flows expected to result from the use and eventual disposition of its long-lived assets held for use. The Company determined that the carrying amount of its long-lived assets held for use is recoverable over the remaining life of the primary asset in the group, and the long-lived assets for use pass the Step 1 recoverability test of ASC 360-10-35, Impairment or Disposal of Long-Lived Assets.

11.	CURRENT LIABILITIES
Current liabilities, other than income taxes and current maturities of long-term debt, consisted of the following components:

	December 25, 2011	December 26, 2010
	(In thousands)
Accounts payable:
Trade accounts	$294,662	$247,500
Unfunded payments	32,958	80,393
Other payables	1,244	1,887
Total accounts payable	328,864	329,780
Accounts payable to JBS USA, LLC	11,653	7,212
Accrued expenses and other current liabilities:
Compensation and benefits	72,328	108,639
Interest and debt-related fees	13,809	12,624
Insurance and self-insured claims	102,256	83,648
Commodity derivative liabilities:
Futures	2,120	8,497
Options	603	7,890
Other accrued expenses	89,855	76,296
Pre-petition obligations	826	346
Total accrued expenses and other current liabilities	281,797	297,940
	$622,314	$634,932

12.	LONG-TERM DEBT AND OTHER BORROWING ARRANGEMENTS
Long-term debt consisted of the following components:

	Maturity	December 25, 2011	December 26, 2010
		(In thousands)
Senior notes, at 7 7/8%, net of unaccreted discount	2018	$496,846	$496,393
The Exit Credit Facility Term B-1 note payable at 4.8125%	2014	275,443	297,193
The Exit Credit Facility Term B-2 note payable at 9.00%	2014	299,145	335,307
The Exit Credit Facility with one revolving note payable on which the Company had funds borrowed at 4.32% and 6.25%	2014	347,300	205,300
ING Credit Agreement (defined below) with notes payable at TIIE Rate plus 2.25% or Equilibrium Interbank Interest Rate plus 4.5%	2014	—	—
JBS USA Holdings Subordinated Loan Agreement with one term note payable at 9.845%	2015	50,000	—
Other	Various	4,878	5,111
Long-term debt		1,473,612	1,339,304
Less: Current maturities of long-term debt		(15,611)	(58,144)
Long-term debt, less current maturities		$1,458,001	$1,281,160

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt Obligations

Senior and Subordinated Notes. On December 15, 2010, the Company closed on the sale of $500.0 million of 7 7/8% senior notes due 2018 (the “2018 Notes”). The 2018 Notes are unsecured obligations of the Company and are guaranteed by one of the Company's subsidiaries. Interest is payable on December 15 and June 15 of each year, commencing on June 15, 2011. The indenture governing the 2018 Notes contains various covenants that may adversely affect our ability, among other things, to incur additional indebtedness, incur liens, pay dividends or make certain restricted payments, consummate certain asset sales, enter into certain transactions with JBS USA and our other affiliates, merge, consolidate and/or sell or dispose of all or substantially all of our assets. The Company has subsequently exchanged these notes for substantially identical notes that are registered under the Securities Act of 1933. Additionally, we have an aggregate principal balance of $3.9 million of 7 5/8% senior unsecured notes, 8 3/8% senior subordinated unsecured notes and 9 1/4% senior unsecured notes outstanding at December 25, 2011.

JBS Subordinated Loan Agreement. On June 23, 2011, the Company entered into a Subordinated Loan Agreement with JBS USA (the “Subordinated Loan Agreement”), which provided an aggregate commitment of $100.0 million. On June 23, 2011, JBS USA made a term loan to the Company in the principal amount of $50.0 million. In addition, JBS USA agreed to make an additional one-time term loan in the principal amount of $50.0 million if the Company's availability under the revolving loan commitment in the Exit Credit Facility is less than $200.0 million. Pursuant to the terms of the Subordinated Loan Agreement, we also agreed to reimburse JBS USA up to $56.5 million for draws upon any letters of credit issued for JBS USA's account that support certain obligations of Mayflower Insurance Company, Ltd., a wholly owned subsidiary of the Company. The commitment under the Subordinated Loan Agreement will terminate on the earlier to occur of (i) the date on which all amounts owing under the 2018 Notes and the Exit Credit Facility are due and payable in accordance with its terms or (ii) June 27, 2015. Loans under the Subordinated Loan Agreement mature on June 28, 2015. Additionally, on December 16, 2011, the Company entered into an amendment to the Subordinated Loan Agreement which, among other things, provided that if the Company consummates the Rights Offering on or before March 24, 2012 (unless such date is extended in accordance with the terms of the Exit Credit Facility), the revolving loan commitment under the Subordinated Loan Agreement will be terminated. Further, the Exit Credit Facility, as amended, also provides that if the Rights Offering occurs, then (i) the Company, at its option, is permitted to prepay the outstanding $50.0 million term loan under the Subordinated Loan Agreement and (ii) the existing commitment of JBS USA to make an additional $50.0 million term loan to the Company under the Subordinated Loan Agreement will be terminated.

JBS USA agreed to provide letters of credit in the amount of $56.5 million to an insurance company serving the Company in order to allow that insurance company to return cash it held as collateral against potential workers compensation, auto and general liability claims. In return for providing this letter of credit, the Company is reimbursing JBS USA for the letter of credit cost it would otherwise incur under its revolving credit agreement. The total costs accrued by the Company in 2011 to reimburse JBS USA was $0.4 million.

Exit Credit Facility. Upon exiting from bankruptcy, the Company and certain of its subsidiaries entered into the Exit Credit Facility that provided for an aggregate commitment of $1.75 billion. The facility consisted of a three-year $600.0 million revolving credit facility, a three-year $375.0 million Term A facility and a five-year $775.0 million Term B facility. The Exit Credit Facility also includes an accordion feature that allows us, at any time, to increase the aggregate revolving loan commitment by up to an additional $250.0 million and to increase the aggregate Term B loans commitment by up to an additional $400.0 million, in each case subject to the satisfaction of certain conditions, including an aggregate cap on all commitments under the Exit Credit Facility of $1.85 billion. On January 13, 2011, we increased the amount of the revolving

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

loan commitments under the Exit Credit Facility to $700.0 million. On April 22, 2011, we increased the amount of the sub-limit for swingline loans under the Exit Credit Facility to $100.0 million. The Term A loan was repaid on December 15, 2010 with proceeds from the 2018 Notes. The revolving loan commitment and the Term B loans will mature on December 28, 2014.

On December 25, 2011, a principal amount of $574.6 million under the Term B loans commitment and $347.3 million under the revolving loan commitment were outstanding. On December 28, 2009, the Company also paid loan costs totaling $50.0 million related to the Exit Credit Facility that it recognized as an asset on its balance sheet. The Company amortizes these capitalized costs to expense over the life of the Exit Credit Facility.

Subsequent to the end of each fiscal year, a portion of our cash flow must be used to repay outstanding principal amounts under the Term B loans. The Company did not have excess cash flow from 2011 to be applied toward the outstanding principal under the Term B loans. In April 2011, the Company paid approximately $46.3 million of its excess cash flow from 2010 toward the outstanding principal under the Term B loans. After giving effect of the 2010 prepayment and other prepayments, the Term B loans must be repaid in 16 quarterly installments of approximately $3.9 million which began on April 15, 2011, with the final installment due on December 28, 2014. The Exit Credit Facility also requires us to use the proceeds we receive from certain asset sales and specified debt or equity issuances and upon the occurrence of other events to repay outstanding borrowings under the Exit Credit Facility. The cash proceeds received by the Company from the Rights Offering will not be required to be prepaid to the lenders under the Exit Credit Facility as a mandatory prepayment.

The Exit Credit Facility includes a $100.0 million sub-limit for swingline loans and a $200.0 million sub-limit for letters of credit. Outstanding borrowings under the revolving loan commitment bear interest at a per annum rate equal to 3.00% plus the greater of (i) the US prime rate as published by the Wall Street Journal, (ii) the average federal funds rate plus 0.5%, and (iii) the one-month LIBOR rate plus 1.0%, in the case of alternate base rate loans, or 4.00% plus the one, two, three or six month LIBOR rate adjusted by the applicable statutory reserve, in the case of Eurodollar loans. Outstanding Term B-1 loans bear interest at a per annum rate equal to 3.50% plus greater of (i) the US prime rate, as published by the Wall Street Journal, (ii) the average federal funds rate plus 0.5%, and (iii) the one month LIBOR rate plus 1.0%, in the case of alternate base rate loans, or 4.50%, plus the one, two, three or six month LIBOR Rate adjusted by the applicable statutory reserve, in the case of Eurodollar loans. Outstanding Term B-2 loans bear interest at a per annum rate equal to 9.00%. Commitment fees charged on the revolving commitments under the Exit Credit Facility accrue at a per annum rate equal to 0.50%.

Actual borrowings by the Company under the revolving credit commitment component of the Exit Credit Facility are subject to a borrowing base, which is a formula based on certain eligible inventory, eligible receivables and restricted cash under the control of CoBank ACB, as administrative agent under the Exit Credit Facility. The borrowing base formula is reduced by the sum of (i) inventory reserves, (ii) rent and collateral access reserves, and (iii) any amount more than 15 days past due that is owed by the Company or its subsidiaries to any person on account of the purchase price of agricultural products or services (including poultry and livestock) if that person is entitled to any grower's or producer's lien or other security arrangement. As of December 25, 2011, the applicable borrowing base was $635.4 million, the amount available for borrowing under the revolving loan commitment was $248.0 million and outstanding borrowings and letters of credit under the revolving loan commitment were $347.3 million and $40.1 million, respectively.

Under the Exit Credit Facility, JBS USA, the Company's majority stockholder, or its affiliates may make loans to the Company on a subordinated basis on terms reasonably satisfactory to the agents under the Exit Credit Facility and up to $200.0 million of such subordinated indebtedness may be included in the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

calculation of EBITDA (as defined in the Exit Credit Facility as amended).

The Exit Credit Facility provides that the Company may not incur capital expenditures in excess of $175.0 million in 2011 and 2012 and $350.0 million each fiscal year thereafter. The Exit Credit Facility contains various other covenants that may adversely affect our ability to, among other things, incur additional indebtedness, incur liens, pay dividends or make certain restricted payments, consummate certain assets sales, enter into certain transactions with JBS USA and our other affiliates, merge, consolidate and/or sell or dispose of all or substantially all of our assets.

On June 23, 2011 and December 16, 2011, the Company entered into amendments to the Exit Credit Facility, which, among other things:

•	Temporarily suspended the requirement for the Company to comply with the fixed charge coverage ratio and senior secured leverage ratio financial covenants until September 23, 2012;

•
Modified the consolidated tangible net worth financial covenant to (i) require the Company to maintain consolidated tangible net worth of at least $550.0 million, including subordinated indebtedness owed to JBS USA, plus 50.0% of the cumulative net income (excluding any losses) of the Company from June 24, 2011 through the date of calculation and (ii) eliminate the requirement for the Company to comply with that financial covenant for the fiscal quarter ended December 25, 2011 and, if certain conditions are met, for the fiscal quarter ended March 25, 2012;

•
Amended the fixed charge coverage ratio and the senior secured leverage ratio financial covenants so that when testing of those financial covenants resumes on September 24, 2012, the Company can calculate those financial covenants based upon a specified number of fiscal quarters selected by the Company;

•
Provided that if the Rights Offering occurs on or before March 24, 2012 (which date may be extended under certain circumstances at the sole discretion of the administrative agent and Rabobank International to April 24, 2012), then:

◦	The senior secured leverage ratio financial covenant will be set at levels more favorable to the Company after June 30, 2013; and

◦	The consolidated tangible net worth financial covenant will be modified to reduce the level of tangible net worth of the Company required to satisfy such financial covenant.

ING Credit Agreement. On October 19, 2011, Avícola Pilgrim's Pride de México, S.A. de C.V. (“Avicola”), Pilgrim's Pride S. de R.L. de C.V. (“PPS”, together with Avicola, the “Borrowers”) and certain Mexican subsidiaries (together with the Borrowers, the “Loan Parties”) entered into an amended and restated credit agreement (the “ING Credit Agreement”) with ING Bank (México), S.A. Institución de Banca Múltiple, ING Grupo Financiero, as lender and ING Capital LLC, as administrative agent (“ING Capital”). The ING Credit Agreement has a final maturity date of September 25, 2014. As of December 25, 2011, the US dollar-equivalent of the ING Loan Commitment under the ING Credit Agreement was $40.3 million. There were no outstanding borrowings under the ING Credit Agreement at December 25, 2011.

Under the ING Credit Agreement, if (i) any default or event of default has occurred and is continuing or (ii) the quotient of the borrowing base divided by the outstanding loans and letters of credit (the “Collateral Coverage Ratio”) under the ING Credit Agreement is less than 1.25 to 1.00, the loans and letters of credit under the ING Credit Agreement will be subject to, and cannot exceed, a borrowing base. The borrowing base is a formula based on accounts receivable, inventory, prepaid assets, net cash under the control of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

administrative agent and up to 150.0 million Mexican pesos of fixed assets of the Loan Parties. The borrowing base formula will be reduced by trade payables of the Loan Parties. If the Collateral Coverage Ratio falls below 1.25 to 1.00, the borrowing base requirement would terminate upon the earlier of (i) the Collateral Coverage Ratio exceeding 1.25 to 1.00 as of the latest measurement period for 60 consecutive days or (ii) the borrowing availability under the ING Credit Agreement being equal to or greater than the greater of 20% of the revolving commitments under the ING Credit Agreement and 100.0 million Mexican pesos for a period of 60 consecutive days.

Avicola may pay dividends or make other restricted payments to the Company in an amount not to exceed in the aggregate 250.0 million Mexican pesos during the term of the ING Credit Agreement if certain conditions are satisfied, including a condition that availability is at least 100% of the revolving loan commitment under the ING Credit Agreement, less any letter of credit liability under the ING Credit Agreement. However, the Company deems its earnings from Mexico to be permanently reinvested. As such, US deferred income taxes have not been provided on these earnings. If such earnings were not considered indefinitely reinvested, certain deferred foreign and US income taxes would be provided.
Early Extinguishment of Debt
The Company did not recognize any expense related to the early extinguishment of debt in 2011. The Company incurred expenses of $11.7 million related to the early extinguishment of debt in 2010. These expenses included costs associated with the elimination of unamortized capitalized finance charges related to the Term A loan and a portion of the Term B loan of the Exit Credit Facility.
Other Disclosures

Substantially all of our domestic inventories and domestic fixed assets are pledged as collateral to secure the obligations under the Exit Credit Facility.  The ING Credit Agreement is secured by substantially all of the assets of the Company's Mexico subsidiaries.
Annual maturities of long-term debt for the five years subsequent to December 25, 2011 are as follows:

Debt Maturities
For the fiscal years ending December:	(In thousands)
2012	$15,611
2013	15,886
2014	891,027
2015	50,263
2016	86
Thereafter	503,893
Total maturities	1,476,766
Less: Amount representing original issue discount, net of accretion	(3,154)
Total long-term debt	$1,473,612
Total interest expense was $111.5 million, $105.6 million, $44.7 million and $161.9 million in 2011, 2010, the Transition Period and 2009, respectively. Interest related to new construction capitalized in 2011, 2010, the Transition Period and 2009 was $3.4 million, $1.3 million, $1.1 million and $2.6 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	INCOME TAXES
Income (loss) from continuing operations before income taxes by jurisdiction is as follows:

	2011	2010	Transition Period	2009
	(In thousands)
US	$(481,048)	$(7,594)	$(64,709)	$(200,334)
Foreign	(6,078)	74,082	(3,737)	26,485
Total	$(487,126)	$66,488	$(68,446)	$(173,849)
The components of income tax expense (benefit) are set forth below:

	2011	2010	Transition Period	2009
	(In thousands)
Current:
Federal	$741	$28,156	$10,266	$(320)
Foreign	13,132	25,815	(245)	2,829
State and other	1,914	(8,549)	—	(2,617)
Total current	15,787	45,422	10,021	(108)
Deferred:
Federal	(9,128)	(27,823)	(118,514)	(21,025)
Foreign	1,033	(41,212)	15,434	1,199
State and other	872	(225)	(9,312)	(1,652)
Total deferred	(7,223)	(69,260)	(112,392)	(21,478)
	$8,564	$(23,838)	$(102,371)	$(21,586)
The effective tax rate for continuing operations for 2011 was (1.8%) compared to (35.9)% for 2010. The effective tax rate for 2011 differed from 2010 primarily as a result of an increase in the valuation allowance during 2011 and the benefit in 2010 on the deconsolidation for tax purposes of the Mexico operations.
The effective tax rate for continuing operations in 2009 was 12.4%. The effective tax rate for 2010 differed from 2009 primarily as a result of a benefit on the deconsolidation for tax purposes of the Mexico operations and a decrease in the valuation allowance. The deconsolidation for tax purposes of the Mexico operations was in response to changes in the Mexican tax laws that became effective January 1, 2010. The deconsolidation reduces the accrued taxes that had been previously recognized under the consolidated filing status as it eliminates recapturing certain taxes required under the new consolidation laws.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reconciles the statutory US federal income tax rate to the Company’s effective income tax rate:

	2011	2010	Transition Period	2009
Federal income tax rate	35.0%	35.0%	35.0%	35.0%
State tax rate, net	2.6	0.8	2.1	2.0
Permanent items	(0.8)	13.6	(0.6)	(0.9)
Permanent items – reorganization costs	0.1	(14.1)	(8.5)	(8.5)
Domestic production activity	(0.8)	(7.3)	—	—
Difference in US statutory tax rate and foreign country effective tax rate	—	(7.8)	0.6	2.2
Book income of consolidated entities attributable to noncontrolling interests	—	(1.7)	0.2	—
Tax credits	1.8	(7.6)	0.9	2.5
Change in reserve for unrecognized tax benefits	(2.5)	13.9	(4.9)	14.6
Change in valuation allowance	(35.3)	(10.9)	155.8	(33.0)
Change in tax legislation	0.9	(44.3)	(22.5)	—
Other	(2.8)	(5.5)	(8.5)	(1.5)
Total	(1.8)%	(35.9)%	149.6%	12.4%
    Significant components of the Company’s deferred tax liabilities and assets are as follows:

	December 25, 2011	December 26, 2010
	(In thousands)
Deferred tax liabilities:
PP&E and identified intangible assets	$125,310	$136,358
Inventories	88,779	88,820
Insurance claims and losses	20,890	15,432
All other current	19,026	3,043
All other noncurrent	10,905	16,956
Total deferred tax liabilities	264,910	260,609
Deferred tax assets:
Net operating losses	251,328	103,389
Foreign net operating losses	37,932	26,580
Credit carry forwards	57,781	50,055
Allowance for doubtful accounts	6,039	10,053
Accrued liabilities	48,578	35,644
All other noncurrent	19,846	16,293
Derivatives	6	693
Workers compensation	36,318	33,089
Pension and other postretirement benefits	29,269	22,615
Total deferred tax assets	487,097	298,411
Valuation allowance	(230,336)	(53,938)
Net deferred tax assets	256,761	244,473
Net deferred tax liabilities	$8,149	$16,136

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
As of December 25, 2011, the Company does not believe it has sufficient positive evidence to conclude that realization of its federal, state and foreign net deferred tax assets is more likely than not to be realized. The increase in valuation allowance of $176.4 million during 2011 was primarily due to an increase in federal, state and foreign net operating losses. As described in more detail below, during the Transition Period the Company carried back $547.7 million of its US federal net operating losses. As a result, during the Transition Period the Company released valuation allowance that had been recorded on its US federal net operating losses in the amount of $109.3 million. As of December 25, 2011, the Company's valuation allowance is $230.3 million, of which $190.7 million relates to federal and state net operating losses and credit carry forwards and $39.6 million relates to Mexico operations.
As of December 25, 2011, the Company had US federal net operating loss carry forwards of approximately $613.2 million that will begin to expire in 2026 and state net operating loss carry forwards of approximately $797.3 million that will begin to expire in 2012. The Company also had Mexico net operating loss carry forwards at December 25, 2011 of approximately $126.4 million that will begin to expire in 2012.
As of December 25, 2011, the Company had approximately $53.3 million of federal tax credit carry forwards that will begin to expire in 2024 and $4.4 million of state tax credit carry forwards that will begin to expire in 2012.
During the Transition Period the Company generated additional net operating losses from stock compensation deductions in excess of expenses recognized for financial reporting purposes (“Excess Tax Benefits”). Excess Tax Benefits are realized when they reduce taxes payable, as determined using a “with and without” method, and are credited to additional paid-in capital when realized. The Company has not recorded Excess Tax Benefits of $22.2 million as of December 25, 2011 from excess stock-based compensation deductions taken on our tax return for which a benefit has not yet been realized.
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

Section 382 of the Internal Revenue Code of 1986, as amended, imposes an annual limit on the ability of a corporation that undergoes an “ownership change” to use its US net operating losses and tax credits to reduce its tax liability. The Company experienced an ownership change in December 2009, but believes that utilization of the US net operating losses and tax credits will not be hindered by the Section 382 limitation.
The Company has not provided any deferred income taxes on the undistributed earnings of its Mexico subsidiaries based upon the determination that such earnings will be indefinitely reinvested. As of December 25, 2011, the cumulative undistributed earnings of these subsidiaries were approximately $121.1 million. If such earnings were not considered indefinitely reinvested, the Company estimates it would be

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

subject to approximately $42.4 million of US federal income taxes before considering the availability of any US foreign tax credits. For activity after fiscal year ending September 2008, the Company is not permanently reinvesting its earnings in Puerto Rico. Therefore, the earnings generated in Puerto Rico have US taxes provided on the earnings as if the earnings were distributed.
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
During 2011, the Company completed its deconsolidation of its Mexico operations from a tax perspective to help minimize the impact of the new Mexico tax reform. As a result, all of the Mexico subsidiaries filed separate returns in 2011. The deconsolidation reduced the accrued taxes that had been previously recognized under the consolidated filing status as it eliminated recapturing certain taxes required under the new consolidation laws. As a result of the deconsolidation, the Company recognized a benefit of $4.3 million and $29.5 million during 2011 and 2010, respectively.
The Company follows the provisions of ASC 740-10-25 that clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax benefit is required to meet before being recognized in the financial statements.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	December 25, 2011	December 26, 2010
	(In thousands)
Unrecognized tax benefits, beginning of year	$66,674	$25,516
Increase as a result of tax positions taken during the current year	6,368	9,005
Increase as a result of tax positions taken during prior years	13,964	87,654
Decrease as a result of tax positions taken during prior years	(22,198)	(55,156)
Decrease relating to settlements with taxing authorities	—	(345)
Unrecognized tax benefits, end of year	$64,808	$66,674
Included in unrecognized tax benefits of $64.8 million at December 25, 2011, was $19.6 million of tax benefits that, if recognized, would reduce the Company's effective tax rate. It is not practicable at this time to estimate the amount of unrecognized tax benefits that will change in the next twelve months.
The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. As of December 25, 2011, the Company had recorded a liability of $23.9 million for interest and penalties. During 2011, accrued interest and penalty amounts related to uncertain tax positions were increased by $5.1 million.
The IRS has concluded the examination and appeals phase for the tax year ended September 26, 2002. The Company continues to be under examination for Gold Kist and its subsidiaries for the tax years June 30,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2004 through December 27, 2006.
The Company operates in the US (including multiple state jurisdictions), Puerto Rico and Mexico. With few exceptions, the Company is no longer subject to US federal, state or local income tax examinations for years prior to 2003 and is no longer subject to Mexico income tax examinations by taxing authorities for years prior to 2006.
The Company is currently working with the IRS through the normal processes and procedures that are available to all taxpayers outside of bankruptcy to resolve the IRS' proofs of claim. In connection, the Company has filed various petitions in United States Tax Court (“Tax Court”) in response to the Notices of Deficiency that were issued to the Company. These matters are currently in litigation. See “Note 17. Commitments and Contingencies” for additional information.

The Company requested and received approval from the IRS to change the Company's tax year end from the Saturday nearest September 30 of each year to the last Sunday in December of each year. This change aligns the Company's tax year with the tax year of JBS USA. The Company now operates on the basis of a 52/53-week tax year that ends on the Sunday falling on or before December 31.

14.	PENSION AND OTHER POSTRETIREMENT BENEFITS
The Company sponsors programs that provide retirement benefits to most of its employees. These programs include qualified defined benefit pension plans, nonqualified defined benefit retirement plans, a defined benefit postretirement life insurance plan, and defined contribution retirement savings plans. Under all of our retirement plans, the Company’s expenses were $7.9 million, $9.4 million, $2.2 million, and $10.1 million in 2011, 2010, the Transition Period and 2009, respectively.
The Company used a year-end measurement date of December 25, 2011 for its pension and postretirement benefits plans. Certain disclosures are listed below. Other disclosures are not material to the financial statements.
Qualified Defined Benefit Pension Plans
The Company sponsored three qualified defined benefit pension plans:

•	The Pilgrim’s Pride Retirement Plan for Union Employees (the “Union Plan”),

•	The Pilgrim’s Pride Retirement Plan for El Dorado Union Employees (the “El Dorado” Plan), and

•	The Pilgrim’s Pride Pension Plan for Legacy Gold Kist Employees (the “GK Pension Plan”).
The Union Plan covers certain locations or work groups within PPC. The El Dorado Plan was spun off from the Union Plan effective January 1, 2008 and covered certain eligible locations or work groups within the Company. This plan was settled in 2010. The GK Pension Plan covers certain eligible US employees who were employed at locations that the Company purchased through its acquisition of Gold Kist in 2007. Participation in the GK Pension Plan was frozen as of February 8, 2007, for all participants with the exception of terminated vested participants who are or may become permanently and totally disabled. The plan was frozen for that group as of March 31, 2007.
Nonqualified Defined Benefit Pension Plans
The Company sponsored two nonqualified defined benefit retirement plans:

•	The Former Gold Kist Inc. Supplemental Executive Retirement Plan (the “SERP Plan”), and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Defined Benefit Plans Obligations and Assets
The following tables provide reconciliations of the changes in the plans’ projected benefit obligations and fair value of assets as well as statements of the funded status, balance sheet reporting and economic assumptions for these plans:

	Pension Benefits		Other Benefits
	2011	2010	2011	2010
Change in projected benefit obligation:	(In thousands)
Projected benefit obligation, beginning of year	$155,653	$161,607	$2,127	$2,114
Service cost	173	165	—	—
Interest cost	8,213	8,659	112	115
Actuarial losses (gains)	12,072	6,675	(170)	3
Benefits paid	(8,180)	(6,306)	(108)	(105)
Curtailments and settlements	—	(15,147)	—	—
Projected benefit obligation, end of year	$167,931	$155,653	$1,961	$2,127

	Pension Benefits		Other Benefits
	2011	2010	2011	2010
Change in plan assets:	(In thousands)
Fair value of plan assets, beginning of year	$84,863	$85,690	$—	$—
Actual return on plan assets	(3,247)	11,332	—	—
Contributions by employer	7,757	9,817	108	105
Benefits paid	(8,180)	(6,306)	(108)	(105)
Curtailments and settlements	—	(15,670)	—	—
Fair value of plan assets, end of year	$81,193	$84,863	$—	$—

	Pension Benefits		Other Benefits
	2011	2010	2011	2010
Funded status:	(In thousands)
Funded status	$(86,738)	$(70,790)	$(1,961)	$(2,127)
Unrecognized prior service cost	—	19	—	—
Unrecognized net actuarial loss (gain)	31,108	9,708	(217)	(47)
Accrued benefit cost	$(55,630)	$(61,063)	$(2,178)	$(2,174)

	Pension Benefits		Other Benefits
	2011	2010	2011	2010
Amounts recognized in the balance sheets:	(In thousands)
Accrued benefit cost (current)	$(10,993)	$(12,820)	$(166)	$(183)
Accrued benefit cost (long-term)	(75,745)	(57,970)	(1,795)	(1,944)
Accumulated other comprehensive loss (income)	31,108	9,727	(217)	(47)
Net amount recognized	$(55,630)	$(61,063)	$(2,178)	$(2,174)
The accumulated benefit obligation for all defined benefit plans was $169.8 million and $157.8 million at December 25, 2011 and December 26, 2010, respectively. All of the Company’s defined benefit plans had an accumulated benefit obligation in excess of plan assets at December 25, 2011 and December 26, 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net Periodic Benefit Cost (Income)
The following table provides the components of net periodic benefit cost (income) for the plans:

	Pension Benefits				Other Benefits
	2011	2010	Transition Period	2009	2011	2010	Transition Period	2009
	(In thousands)
Service cost	$173	$165	$166	$672	$—	$—	$—	$—
Interest cost	8,213	8,659	2,198	8,899	112	115	32	135
Estimated return on plan assets	(6,177)	(6,117)	(1,547)	(6,781)	—	—	—	—
Curtailment loss	16	36	—	—	—	—	—	—
Settlement loss (gain)	—	1,504	78	—	—	—	—	(60)
Amortization of prior service cost	3	3	2	61	—	—	—	—
Amortization of net loss (gain)	96	1	(420)	(2,227)	—	—	(2)	(49)
Effect of special events	—	—	—	410	—	—	—	—
Net periodic benefit cost	$2,324	$4,251	$477	$1,034	$112	$115	$30	$26
Economic Assumptions
The following table presents the assumptions used in determining the benefit obligations:

	Pension Benefits		Other Benefits
	2011	2010	2011	2010
Discount rate	5.09%	5.50%	5.09%	5.50%
Rate of increase in compensation levels	3.00%	3.00%	NA	NA
The decrease in discount rate resulted in an increase in pension benefit obligation of $12.0 million.
The following table presents the assumptions used in determining the net periodic benefit cost amounts:

	Pension Benefits				Other Benefits
	2011	2010	Transition Period	2009	2011	2010	Transition Period	2009
Discount rate	5.50%	5.69%	5.47%	7.42%	5.50%	5.69%	6.98%	7.53%
Rate of increase in compensation levels	3.00%	3.00%	3.00%	3.00%	NA	NA	NA	NA
Expected return on plan assets	7.75%	7.67%	7.65%	7.77%	NA	NA	NA	NA
The expected rate of return on plan assets was determined based on the current interest rate environment and historical market premiums relative to the fixed income rates of equities and other asset classes. We also take into consideration anticipated asset allocations, investment strategies and the views of various investment professionals when developing this rate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Plan Assets
The following table reflects the pension plans’ actual asset allocations:

	2011	2010
Cash and money market funds	—%	1%
Equity securities	71%	72%
Debt securities	29%	27%
Total assets	100%	100%
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
The fair value measurements of plan assets fell into the following levels of the fair value hierarchy as of December 25, 2011:

	Level 1	Level 2	Level 3	Total
	(In thousands)
Equity securities	$—	$57,495	$—	$57,495
Debt securities	—	23,698	—	23,698
Total	$—	$81,193	$—	$81,193
The valuation of plan assets in Level 2 is determined using a market approach based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for substantially the full term of the financial instrument. Level 2 securities primarily include equity and fixed income securities funds.

Benefit Payments
The following table reflects the benefits as of December 25, 2011 expected to be paid in each of the next five years and in the aggregate for the five years thereafter from our pension and other postretirement plans. Because our pension plans are primarily funded plans, the anticipated benefits with respect to these plans will come primarily from the trusts established for these plans. Because our other postretirement plans are unfunded, the anticipated benefits with respect to these plans will come from our own assets.

	Pension Benefits	Other Benefits
	(In thousands)
2012	$10,993	$166
2013	10,796	169
2014	10,667	170
2015	10,250	171
2016	10,368	171
2017-2021	49,860	817
Total	$102,934	$1,664

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We anticipate contributing $9.9 million and $0.2 million to our pension and other postretirement plans, respectively, during 2012.
Unrecognized Benefit Amounts in Accumulated Other Comprehensive Loss (Income)
The amounts in accumulated other comprehensive income (loss) that were not recognized as components of net periodic benefits cost and the changes in those amounts are as follows:

	Pension Benefits		Other Benefits
	2011	2010	2011	2010
	(In thousands)
Net actuarial loss (gain)	$31,108	$9,708	$(217)	$(47)
Net prior service cost	—	19	—	—
Total	$31,108	$9,727	$(217)	$(47)

	Pension Benefits				Other Benefits
	2011	2010	Transition Period	2009	2011	2010	Transition Period	2009
	(In thousands)
Net actuarial loss (gain), beginning of period	$9,708	$10,017	$19,967	$(30,714)	$(47)	$(50)	$14	$(670)
Amortization	(96)	(1)	(612)	2,227	—	—	(2)	49
Curtailment and settlement adjustments	—	(1,768)	(78)	(410)	—	—	—	60
Actuarial loss (gain)	12,072	6,675	(12,444)	43,362	(170)	3	(62)	270
Asset loss (gain)	9,424	(5,215)	3,184	6,193	—	—	—	—
Other	—	—	—	(691)	—	—	—	305
Net actuarial loss (gain), end of period	$31,108	$9,708	$10,017	$19,967	$(217)	$(47)	$(50)	$14
Net prior service cost, beginning of period	$19	$58	$60	$121	$—	$—	$—	$—
Amortization	(19)	(39)	(2)	(61)	—	—	—	—
Net prior service cost, end of period	$—	$19	$58	$60	$—	$—	$—	$—
The Company expects to recognize in net periodic benefit cost throughout 2012 a pension benefits actuarial loss of $1.7 million that was recorded in accumulated other comprehensive income at December   25, 2011.
Defined Contribution Plans
The Company currently sponsors two defined contribution retirement savings plans:

•	The Pilgrim’s Pride Retirement Savings Plan (the “RS Plan”), a Section 401(k) salary deferral plan, and

•	The To-Ricos Employee Savings and Retirement Plan (the “To-Ricos Plan”), a Section 1165(e) salary deferral plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the RS Plan, eligible US employees may voluntarily contribute a percentage of their compensation. The Company matches up to 30.0% of the first 2.14% to 6.00% of salary based on the salary deferral and compensation levels up to $245,000. The Company’s expenses related to contributions to the RS Plan totaled $5.5 million, $4.5 million, $1.3 million and $5.9 million in 2011, 2010, the Transition Period and 2009, respectively. The To-Ricos Plan is maintained for certain eligible Puerto Rican employees. Under the To-Ricos Plan, eligible employees may voluntarily contribute a percentage of their compensation and there are various company matching provisions. During 2011, 2010, the Transition Period and 2009, the Company’s expenses related to contributions to the To-Ricos Plan were immaterial.
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

15.	STOCKHOLDERS' EQUITY
Rights Offering
The Company distributed to the holders of its common stock of record on January 17, 2012 non-transferable subscription rights for each share of its common stock (the "Rights Offering"). Each subscription right entitles the holder to purchase 0.2072 shares of common stock at a purchase price of $4.50 per share. The Rights Offering also includes an over-subscription privilege, which entitles a stockholder who exercises all of their basic subscription privilege in full the right to purchase pro rata additional shares of common stock that remain unsubscribed at the expiration of the Rights Offering, which is scheduled for February 29, 2012.

The Company's majority stockholder, JBS USA, has entered into an agreement pursuant to which JBS USA has committed to participate in the Rights Offering and exercise its basic subscription and over-subscription in full. The Company anticipates that aggregate gross proceeds of the offering will be approximately $200.0 million.
Stock Compensation
The Company granted 200,000 restricted shares of its common stock to William W. Lovette effective January 14, 2011 in connection with the employment agreement between itself and Mr. Lovette. On January 5, 2012 the Company issued the 200,000 shares to allow Mr. Lovette participation in the Rights Offering. These shares will be awarded to Mr. Lovette when they vest on January 3, 2013 and January 3, 2014 as described above. See "Note 18. Incentive Compensation Plans" to the Consolidated Financial Statements for additional information.
Other than the above arrangements, the Company does not have any other outstanding stock compensation grants.
Restrictions on Retained Earnings
The Exit Credit Facility prohibits us from paying dividends on the common stock of the Company. Further, the indenture governing the 2018 Notes restricts, but does not prohibit, the Company from declaring dividends.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Comprehensive Income
The amounts of income tax expense or benefit allocated to each component of other comprehensive income, including reclassification adjustments, are as follows:

Expense (Benefit)	2011	2010	Transition Period	2009
	(In thousands)
Unrealized holding gains (losses) on available- for-sale securities	$(658)	$(66)	$—	$1,454
Recognition in earnings of a previously unrecognized gain on derivative instrument designated as a cash flow hedge	—	(1,521)	—	(201)
Gains (losses) associated with pension and other postretirement benefits	—	3,934	—	(530)
	$(658)	$2,347	$—	$723

Accumulated Other Comprehensive Loss
As of December 25, 2011 and December 26, 2010, the balance of each component of accumulated other comprehensive loss is as follows:

Component	2011	2010
	(In thousands)
Unrealized holding gains on available-for-sale securities, net of tax	$12	$1,172
Losses associated with pension and other postretirement benefits, net of tax	(46,082)	(24,809)
	$(46,070)	$(23,637)

16.	RELATED PARTY TRANSACTIONS
On December 28, 2009, JBS USA became the holder of the majority of the common stock of the Company. Lonnie A. "Bo" Pilgrim, an original partner in the Company's predecessor partnership founded in 1946, and certain entities related to Mr. Pilgrim collectively own the second-largest block of Pilgrim's common stock. Mr. Pilgrim serves as the Founder Director of the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Transactions with a JBS USA subsidiary and the Founder Director are summarized below:

	2011	2010	Transition Period	2009
	(In thousands)
JBS USA, LLC:
Purchases from JBS USA, LLC	$173,081	$93,898	$—	$—
Expenditures paid by JBS USA, LLC on behalf of Pilgrim’s Pride Corporation(a)	26,331	26,818	—	—
Sales to JBS USA, LLC	117,909	5,422	—	—
Expenditures paid by Pilgrim’s Pride Corporation on behalf of JBS USA, LLC(a)	1,312	482	—	—
Sale of PFS Distribution business assets to JBS USA, LLC(f)	24,479	—	—	—
Sale of pork business assets to JBS USA, LLC(g)	13,000	—	—	—
Founder Director:
Sale of airplane hangars and undeveloped land to Founder Director(e)	—	1,450	—	—
Purchase of commercial egg property from Founder Director(b)	—	12,000	—	—
Loan guaranty fees paid to Founder Director(c)	—	8,928	—	1,473
Contract grower pay paid to Founder Director	1,132	1,249	185	1,037
Consulting fee paid to Founder Director(d)	1,497	1,497	—	—
Board fees paid to Founder Director(d)	154	105	—	—
Lease payments and operating expenses on airplane	—	—	—	68
Lease payments on commercial egg property paid to Founder Director	—	125	188	750
Sales to Founder Director	22	28	146	686

(a)
On January 19, 2010, the Company entered into an agreement with JBS USA, LLC in order to allocate costs associated with JBS USA, LLC's procurement of SAP licenses and maintenance services for its combined companies. Under this agreement, the fees associated with procuring SAP licenses and maintenance services are allocated between the Company and JBS USA, LLC in proportion to the percentage of licenses used by each company. The agreement expires on the date of expiration, or earlier termination, of the underlying SAP license agreement. On May 5, 2010, the Company also entered into an agreement with JBS USA, LLC in order to allocate the costs of supporting the business operations by one consolidated corporate team, which have historically been supported by their respective corporate teams. Expenditures paid by JBS USA, LLC on behalf of the Company will be reimbursed by the Company and expenditures paid by the Company on behalf of JBS USA, LLC will be reimbursed by JBS USA, LLC. This agreement expires on May 5, 2015.

(b)
On February 23, 2010, the Company purchased a commercial egg property from the Founder Director for $12.0 million. Prior to the purchase, the Company leased the commercial egg property including all of the ongoing costs of the operation from the Founder Director.

(c)
Prior to December 28, 2009, Pilgrim Interests, Ltd., an entity related to the Founder Director, guaranteed a portion of the Company's debt obligations. In consideration of such guarantees, the Company would pay Pilgrim Interests, Ltd. a quarterly fee equal to 0.25% of one-half of the average aggregate outstanding balance of such guaranteed debt. Pursuant to the terms of the financing in place during the term of the Company's Chapter 11 case, the Company could not pay any loan guarantee fees without the consent of the lenders party thereto. At December 27, 2009, the Company had accrued loan guaranty fees totaling $8.9 million. The Company paid these fees after emerging from bankruptcy on December 28, 2009.

(d)
In connection with the Company's plan of reorganization, the Company and the Founder Director entered into a consulting agreement, which became effective on December 28, 2009. The terms of the consulting agreement include, among other things, that the Founder Director (i)  will provide services to the Company that are comparable in the aggregate with the services provided by him to the Company prior to December 28, 2009, (ii) will be appointed to the Board of Directors of the Company and during the term of the consulting agreement will be nominated for subsequent terms on the board, (iii)  will be compensated for services rendered to the Company at a rate of $1.5 million per year for a term of five years, (iv)  will be subject to customary non-solicitation and non-competition provisions and (v) will be, along with his spouse, provided with medical benefits (or will be compensated for medical coverage) that are comparable in the aggregate to the medical benefits afforded to employees of the Company.

(e)	On June 9, 2010, the Company sold two airplane hangars and undeveloped land to the Founder Director for $1.45 million.

(f)
On October 7, 2011, the Company and certain of its wholly owned subsidiaries entered into an agreement with JBS USA, LLC and JBS Trading International, Inc. to sell certain real property, tractor trailers, inventory, equipment, accounts receivable and other assets related to our distribution and transportation businesses. See paragraph below for additional information regarding this sale.

(g)
On October 26, 2011, the Company entered into an agreement with Swift Pork Company, a wholly owned subsidiary of JBS USA, LLC, to sell certain real property, tractor trailers, inventory, livestock, equipment, accounts receivable and other assets related to our pork business. See paragraph below for additional information regarding this sale.

As of December 25, 2011 and December 26, 2010, the outstanding payable to JBS USA was $11.7 million and $7.2 million, respectively. As of December 25, 2011 and December 26, 2010, the outstanding receivable from JBS USA, LLC was $21.2 million and $0.5 million, respectively. As of December 25, 2011, approximately $2.6 million of goods from JBS USA, LLC were in transit and not reflected on our

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheet.
The Company is party to grower contracts involving farms owned by the Founder Director that provide for the placement of Company-owned flocks on these farms during the grow-out phase of production. These contracts are on terms substantially the same as contracts executed by the Company with unaffiliated parties and can be terminated by either party upon completion of the grow-out phase for each flock. The aggregate amounts paid by the Company to the Founder Director under these grower contracts were less than $1.3 million in each of the periods 2011, 2010, the Transition Period, and 2009.
The Company leased an airplane from its Founder Director under an operating lease agreement. The terms of the lease agreement required monthly payments of $33,000 plus operating expenses. The lease was terminated on November 18, 2008. Lease expense was $66,000 in 2009. Operating expenses were $1,500 in 2009.
The Company maintains depository accounts with a financial institution in which the Company’s Founder Director is also a major stockholder. Fees paid to this bank in 2011, 2010, the Transition Period, and 2009 were insignificant. The Company had account balances at this financial institution of approximately $1.9 million and $4.2 million at December 25, 2011 and December 26, 2010, respectively.
The Founder Director has deposited $0.3 million with the Company as an advance on miscellaneous expenditures.
A son of the Founder Director sold commodity feed products and a limited amount of other services to the Company totaling approximately $0.2 million in the year ended 2011 and $0.4 million in each of the years ended 2010 and 2009. There were no significant purchases during the Transition Period. He also leases a small amount of land for an insignificant rent.
On March 2, 2011, the Company contracted with a third party real estate company to market the home of our Chief Executive Officer in order for him to relocate to Colorado. The officer has been guaranteed up to $2.1 million when the home is sold.
On October 7, 2011, the Company and certain of its wholly owned subsidiaries entered into an agreement with JBS USA, LLC and JBS Trading International, Inc. to sell certain real property, tractor trailers, inventory, equipment, accounts receivable and other assets related to our distribution and transportation businesses. The purchase price for these assets was $24.5 million, paid in cash, and the transaction closed on November 18, 2011. Company management analyzed the terms of the contract and believe that they were substantially similar to and contain terms no less favorable to us than those obtainable from unaffiliated parties. Additionally, the Audit Committee of the Company's Board of Directors reviewed and approved the agreement.

On October 26, 2011, the Company entered into an agreement with Swift Pork Company, a wholly owned subsidiary of JBS USA, LLC to sell certain real property, tractor trailers, inventory, livestock, equipment, accounts receivable and other assets related to our pork business. The purchase price for these assets is $13.0 million, payable in cash, subject to adjustment based on the final accounting of the assets. The closing occurred on December 2, 2011, but the final accounting of the assets will not take place until approximately the second quarter of 2012. Company management analyzed the terms of the contract and believe that they were substantially similar to and contain terms no less favorable to us than those obtainable from unaffiliated parties. Additionally, the Audit Committee of the Company's Board of Directors reviewed and approved the agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Purchase Obligations
The Company will sometimes enter into noncancelable contracts to purchase capital equipment and certain commodities such as corn, soybean meal, cooking oil and natural gas. At December 25, 2011, the Company was party to outstanding purchase contracts totaling $143.6 million. Payments for purchases made under these contracts are due in less than one year.
Operating Leases
The Consolidated Statements of Operations include rental expense for operating leases of approximately $26.2 million, $58.3 million, $12.4 million and $68.4 million in 2011, 2010, the Transition Period and 2009, respectively. The Company’s future minimum lease commitments under noncancelable operating leases are as follows: 2012—$16.1 million; 2013—$7.0 million; 2014—$2.1 million; 2015—$1.5 million; and 2016—$47,331.
Certain of the Company’s operating leases include rent escalations. The Company includes the rent escalation in its minimum lease payments obligations and recognizes them as a component of rental expense on a straight-line basis over the minimum lease term.
The Company also maintains operating leases for various types of equipment, some of which contain residual value guarantees for the market value of assets at the end of the term of the lease. The terms of the lease maturities range from one to ten years. The maximum potential amount of the residual value guarantees is estimated to be approximately $20.2 million; however, the actual amount would be offset by any recoverable amount based on the fair market value of the underlying leased assets. No liability has been recorded related to this contingency as the likelihood of payments under these guarantees is not considered to be probable and the fair value of such guarantees is immaterial. The Company historically has not experienced significant payments under similar residual guarantees.

Financial Instruments
At December 25, 2011, the Company was party to outstanding standby letters of credit totaling $40.1 million that affected the amount of funds available for borrowing under the Exit Credit Facility.
Pursuant to the terms of the Subordinated Loan Agreement, we have agreed to reimburse JBS USA up to $56.5 million for draws upon any letters of credit issued for JBS USA's account that support certain obligations of Mayflower Insurance Company, Ltd., a wholly owned subsidiary of the Company.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Litigation
The Company is subject to various legal proceedings and claims which arise in the ordinary course of business. In the Company’s opinion, it has made appropriate and adequate accruals for claims where necessary; however, the ultimate liability for these matters is uncertain, and if significantly different than the amounts accrued, the ultimate outcome could have a material effect on the financial condition or results of operations of the Company. For a discussion of the material legal proceedings and claims, see "Part I, Item 3. Legal Proceedings.” Below is a summary of some of these material proceedings and claims. The Company believes it has substantial defenses to the claims made and intends to vigorously defend these cases.
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
Also, among the claims presently pending against the Company are two identical claims seeking unspecified damages, each brought by a stockholder, individually and on behalf of a putative class, alleging violations of certain antifraud provisions of the Securities Exchange Act of 1934. The court consolidated these cases into one matter. The parties have reached an agreement to settle this matter for $1.5 million, subject to court approval. A Stipulation of Settlement was filed on November 14, 2011. On January 23, 2012, the court issued an Order Preliminarily Approving Settlement, in which the court set a hearing date for the final approval of the settlement for May 1, 2012. If the case does not settle as expected, the defendants intend to defend vigorously against the merits of the action and any attempts by the lead plaintiff to certify a class action.
Other claims presently pending against the Company are claims seeking unspecified damages brought by current or former contract chicken growers who allege, along with other assertions, that the Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

breached grower contracts and made false representations to induce the plaintiffs into building chicken farms and entering into chicken growing agreements with the Company. In the case styled Sheila Adams, et al. v. Pilgrim's Pride Corporation, on September 30, 2011, the trial court issued its findings of fact and conclusions of law stating that the Company violated section 192(e) of the Packers and Stockyards Act of 1921 by purportedly attempting to manipulate the price of chicken by idling the El Dorado, Arkansas complex and awarded damages in the amount of $25.8 million. Afterward, the Company filed post-judgment motions attacking the trial court's findings of fact and conclusions of law, which, on December 28, 2011, were granted in part and resulted in a reduction of the damages award from $25.8 million to $25.6 million. On January 19, 2012, the Company appealed the findings of fact and conclusions of law and decision concerning the post-judgment motions to the United States Fifth Circuit Court of Appeals. The Company intends to vigorously pursue its appellate rights and defend against the underlying judgment. While the outstanding judgment is reasonably possible, the Company has recorded an estimated probable loss that is less than the outstanding judgment. No date has been scheduled for trying the remaining growers' claims, but the Company intends to vigorously defend against these claims. Although the likelihood of financial loss related to the remaining growers' claims is reasonably possible, an estimate of potential loss cannot be determined at this time because of now conflicting legal authority, the factual nature of the various growers' individual claims, and a new judge who will preside over the remaining bench trials. There can be no assurances that other similar claims may not be brought against the Company.
The United States Department of Treasury, Internal Revenue Service (“IRS”) has filed an amended proof of claim in the Bankruptcy Court pursuant to which the IRS asserts claims that total $74.7 million. We have filed in the Bankruptcy Court (i) an objection to the IRS' amended proof of claim, and (ii) a motion requesting the Bankruptcy Court to determine our US federal tax liability pursuant to Sections 105 and 505 of the Bankruptcy Code. The objection and motion assert that the Company has no liability for the additional US federal taxes that have been asserted for pre-petition periods by the IRS. The IRS has responded in opposition to our objection and motion. On July 8, 2010, the Bankruptcy Court granted our unopposed motion requesting that the Bankruptcy Court abstain from determining our federal tax liability. As a result, we intend to work with the IRS through the normal processes and procedures that are available to all taxpayers outside of bankruptcy (including the United States Tax Court (“Tax Court”) proceedings discussed below) to resolve the IRS' amended proof of claim.
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
On August 10, 2010, we filed two petitions in Tax Court. The first petition relates to three Notices of Deficiency that were issued to us with respect to our 2003, 2005 and 2007 tax years. The second petition relates to a Notice of Deficiency that was issued to us with respect to Gold Kist's tax year ended June 30, 2005, and its short tax year ended September 30, 2005. Both cases are currently in litigation before the Tax Court.
We express no opinion as to the likelihood of an unfavorable outcome or the amount or range of any possible loss to us related to the above Tax Court cases. If adversely determined, the outcome could have a material effect on the Company's operating results and financial position.
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

The Company granted 200,000 restricted shares of its common stock to William W. Lovette, the Company's Chief Executive Officer, effective January 14, 2011 in connection with the employment agreement with Mr. Lovette. Fifty percent of these shares will vest on January 3, 2013 and the remaining shares will vest on January 3, 2014, subject to Mr. Lovette's continued employment with the Company through the applicable vesting date. The $1.4 million fair value of the shares as of the grant date was determined by multiplying the number of shares granted by the closing market price of the Company's common stock on the grant date. Assuming no forfeiture of shares, the Company will recognize share-based compensation expense of $0.7 million ratably from January 14, 2011 to January 3, 2013. The Company will also recognize share-based compensation expense of $0.7 million ratably from January 14, 2011 to January 3, 2014. During the year ended 2011, the Company recognized share-based compensation expense totaling $0.6 million.

The Company sponsors an annual incentive program that provides the grant of bonus awards payable upon achievement of specified performance goals (the “STIP”). Full-time, salaried exempt employees of the Company and its affiliates who are selected by the administering committee are eligible to participate in the STIP. The Company has not accrued costs related to the STIP as of the date of this annual report because a liability is not probable to be incurred at this time given current financial results.

The Company also sponsors a performance-based, omnibus long-term incentive plan that provides for the grant of a broad range of long-term equity-based and cash-based awards to the Company's officers and other employees, members of the Board and any consultants (the “LTIP”). The equity-based awards that may be granted under the LTIP include “incentive stock options,” within the meaning of the Internal Revenue Code, nonqualified stock options, stock appreciation rights, restricted stock awards and restricted stock units. No awards have been granted under the LTIP and the Company has not accrued costs related to the LTIP as of the date of this quarterly report.

19.	INSURANCE PROCEEDS

On August 16, 2011, an ammonia leak and explosion at our Marshville, North Carolina facility damaged portions of the building, machinery and equipment. As of December 25, 2011, the Company has incurred costs of $7.5 million, which have been offset by insurance proceeds and an insurance receivable. The Company has received advanced payments of $2.6 million from its insurance company. The Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

is in the process of filing a claim with its insurance company as a result of these damages and expects to receive additional proceeds in subsequent quarters. In April and May of 2011, severe weather and flooding damaged portions of the buildings, machinery and equipment at the Company's facilities in Russellville, Alabama, Sumter, South Carolina and DeQueen, Arkansas (collectively, the “Southeast Locations”). The Company received proceeds of $2.2 million related to these damages during the year ended 2011.

On September 19, 2010, a fire at the Company's Elberton, Georgia facility damaged a portion of the building, machinery and equipment. This facility is currently fully operational and the Company is in process of completing repairs and finalizing the insurance claim. On July 21, 2008, a fire at one of the Company's facilities in Mt. Pleasant, Texas damaged a significant portion of the plant's building, machinery and equipment. The Company resumed operations at the Mt. Pleasant plant in April 2009. The insurance claim was closed in May 2010.
The Company received the following proceeds during the years ended 2011, 2010, Transition Period and 2009:

	2011	2010	Transition Period	2009
	(In thousands)
Business interruption
Mt. Pleasant, Texas	$—	$326	$1,235	$37,000
Equipment replacement
Mt. Pleasant, Texas	—	697	1,355	5,000
Southeast Locations	2,198	—	—	—
Elberton, Georgia	300	—	—	—
Marshville, North Carolina	2,550	—	—	—
Total	$5,048	$1,023	$2,590	$42,000

20.	MARKET RISKS AND CONCENTRATIONS
The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents, investment securities and trade accounts receivable. The Company’s cash equivalents and investment securities are high-quality debt and equity securities placed with major banks and financial institutions. The Company’s trade accounts receivable are generally unsecured. Credit evaluations are performed on all significant customers and updated as circumstances dictate. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers and their dispersion across geographic areas. With the exception of one customer that accounts for approximately 12.3% of trade accounts and other receivables at December 25, 2011, and approximately 9.9% of net sales for 2011, the Company does not believe it has significant concentrations of credit risk in its trade accounts receivable.
At December 25, 2011, approximately 36.0% of the Company’s employees were covered under collective bargaining agreements. Substantially all employees covered under collective bargaining agreements are covered under agreements that expired in 2011 and have yet to be renegotiated or will expire in 2012. We have not experienced any labor-related work stoppage at any location in over seven years. We believe our relations with our employees are satisfactory. At any given time, we will be in some stage of contract negotiation with various collective bargaining units. The Company is currently in negotiation with union locals in eight locations, and there is no assurance that agreement will be reached, or if reached, on terms that are favorable to the Company. In the absence of an agreement, we may become subject to a strike, a work stoppage or other labor action at any of these locations.

21.	NONCONTROLLING INTERESTS

In December 2007, the Company assumed a 54% ownership interest in GC Properties General Partnership ("GC Properties") through its acquisition of Gold Kist. GC Properties owns and maintains an office building in Atlanta, Georgia at which the Company, among other tenants, leases office space. In September 2010, the Company purchased the remaining 46% ownership interest in GC Properties from Cotton States Mutual Insurance Company for $7.6 million.

In April 2007, the Company purchased a 49% ownership interest in Merit Provisions LLC (“Merit”). Until March 2011, Merit purchased inventory from the Company for ultimate distribution to a major foodservice company. In June 2011, the Company purchased the remaining 51% ownership interest in Merit for $2.5 million.

22.	BUSINESS SEGMENT AND GEOGRAPHIC REPORTING
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

Net sales to customers by country of origin and long-lived assets are as follows:

	2011	2010	Transition Period	2009
	(In thousands)
Net sales to customers by country of origin:
United States	$6,778,727	$6,237,057	$1,466,705	$6,569,652
Mexico	756,971	644,572	136,029	518,403
Total	$7,535,698	$6,881,629	$1,602,734	$7,088,055

	December 25, 2011	December 26, 2010
	(In thousands)
Long-lived assets(a):
United States	$1,157,410	$1,278,100
Mexico	84,342	80,036
Total	$1,241,752	$1,358,136

(a)
For this disclosure, we exclude financial instruments, deferred tax assets and intangible assets in accordance with ASC 280-10-50-41, Segment Reporting. Long-lived assets, as used in ASC 280-10-50-41, implies hard assets that cannot be readily removed.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth, for the periods beginning with 2009, net sales attributable to each of our primary product lines and markets served with those products. We based the table on our internal sales reports and their classification of product types.

	2011	2010	Transition Period	2009
US chicken:	(In thousands)
Prepared chicken	$2,135,337	$2,262,107	$535,810	$2,294,576
Fresh chicken	3,160,429	2,834,972	663,418	3,113,062
Export and other chicken by-products	808,038	581,303	134,976	656,276
Total US chicken	6,103,804	5,678,382	1,334,204	6,063,914
Mexico chicken	720,333	615,433	127,557	487,785
Total chicken	6,824,137	6,293,815	1,461,761	6,551,699
Other products:
US	674,923	558,675	132,500	505,738
Mexico	36,638	29,139	8,473	30,618
Total other products	711,561	587,814	140,973	536,356
Total net sales	$7,535,698	$6,881,629	$1,602,734	$7,088,055

23.	SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION
On December 15, 2010, the Company closed on the sale of 2018 Notes. The 2018 Notes are unsecured obligations of the Company and are fully and unconditionally guaranteed on a senior unsecured basis by Pilgrim's Pride Corporation of West Virginia, Inc., a wholly owned subsidiary of the Company (the “Guarantor”). In accordance with Rule 3-10 of Regulation S-X promulgated under the Securities Act of 1933, the following condensed consolidating financial statements present the financial position, results of operations and cash flows of the Company (referred to as “Parent” for the purpose of this note only) on a Parent-only basis, the Guarantor on a Guarantor-only basis, the combined non-Guarantor subsidiaries and elimination entries necessary to arrive at the information for the Parent, the Guarantor and non-Guarantor subsidiaries on a consolidated basis. Investments in subsidiaries are accounted for by the Company using the equity method for this presentation.

The tables below present the condensed consolidating balance sheets as of December 25, 2011 and December 26, 2010, the condensed consolidating statements of operations for the years ended 2011, 2010, Transition Period and 2009 and the condensed consolidating statements of cash flows the years ended 2011, 2010, Transition Period and 2009 based on the guarantor structure.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEETS December 25, 2011
(In thousands)
	Parent	Subsidiary Guarantor	Subsidiary Non-Guarantors	Eliminations/ Adjustments	Consolidation

Cash and cash equivalents	$13,733	$30	$27,846	$—	$41,609
Restricted cash and cash equivalents	—	—	7,680	—	7,680
Investment in available-for-sale securities	—	—	157	—	157
Trade accounts and other receivables, less allowance for doubtful accounts	302,809	1,575	44,838	—	349,222
Account receivable from JBS USA, LLC	21,198	—	—	—	21,198
Inventories	766,227	21,144	91,723	—	879,094
Income taxes receivable	62,160	—	528	(3,621)	59,067
Current deferred tax assets	—	4,003	1,478	(5,481)	—
Prepaid expenses and other current assets	35,877	87	16,386	—	52,350
Assets held for sale	37,754	—	16,062	—	53,816
Total current assets	1,239,758	26,839	206,698	(9,102)	1,464,193
Investment in available-for-sale securities	—	—	497	—	497
Intercompany receivable	50,064	33,978	—	(84,042)	—
Investment in subsidiaries	304,395	—	—	(304,395)	—
Deferred tax assets	75,392	—	7	(4,300)	71,099
Other long-lived assets	57,460	—	180,461	(180,000)	57,921
Identified intangible assets, net	31,384	—	12,699	—	44,083
Property, plant and equipment, net	1,090,376	49,336	105,928	(3,888)	1,241,752
Total assets	$2,848,829	$110,153	$506,290	$(585,727)	$2,879,545
Accounts payable	$270,538	$13,033	$45,293	$—	$328,864
Account payable to JBS USA, LLC	11,653	—	—	—	11,653
Accrued expenses and other current liabilities	226,016	17,193	38,588	—	281,797
Income taxes payable	—	—	3,621	(3,621)	—
Current deferred tax liabilities	83,795	—	934	(5,481)	79,248
Current maturities of long-term debt	15,611	—	—	—	15,611
Total current liabilities	607,613	30,226	88,436	(9,102)	717,173
Long-term debt, less current maturities	1,433,001	—	—	(25,000)	1,408,001
Note payable to JBS USA Holdings, Inc.	50,000	—	—	—	50,000
Intercompany payable	—	—	84,042	(84,042)	—
Deferred tax liabilities	—	4,003	297	(4,300)	—
Other long-term liabilities	289,697	—	11,675	(155,431)	145,941
Total liabilities	2,380,311	34,229	184,450	(277,875)	2,321,115
Total Pilgrim’s Pride Corporation stockholders’ equity	468,518	75,924	319,022	(307,852)	555,612
Noncontrolling interest	—	—	2,818	—	2,818
Total stockholders’ equity	468,518	75,924	321,840	(307,852)	558,430
Total liabilities and stockholders' equity	$2,848,829	$110,153	$506,290	$(585,727)	$2,879,545

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEETS December 26, 2010
(In thousands)
	Parent	Subsidiary Guarantor	Subsidiary Non-Guarantors	Eliminations/ Adjustments	Consolidation

Cash and cash equivalents	$67,685	$—	$38,392	$—	$106,077
Restricted cash and cash equivalents	—	—	60,953	—	60,953
Investment in available-for-sale securities	—	—	1,554	—	1,554
Trade accounts and other receivables, less allowance for doubtful accounts	267,348	1,779	52,173	—	321,300
Account receivable from JBS USA, LLC	465	—	—	—	465
Inventories	905,215	20,668	103,371	—	1,029,254
Income taxes receivable	62,117	—	—	(3,652)	58,465
Current deferred tax assets	—	6,025	5,176	(7,725)	3,476
Prepaid expenses and other current assets	66,178	345	14,727	—	81,250
Assets held for sale	24,741	—	22,930	—	47,671
Total current assets	1,393,749	28,817	299,276	(11,377)	1,710,465
Investment in available-for-sale securities	—	—	11,595	—	11,595
Intercompany receivable	60,882	23,724	—	(84,606)	—
Investment in subsidiaries	337,762	—	—	(337,762)	—
Deferred tax assets	27,023	—	—	(4,414)	22,609
Other long-lived assets	64,371	—	182,772	(180,000)	67,143
Identified intangible assets, net	35,308	—	13,642	—	48,950
Property, plant and equipment, net	1,199,495	45,872	116,657	(3,888)	1,358,136
Total assets	$3,118,590	$98,413	$623,942	$(622,047)	$3,218,898
Accounts payable	$265,940	$7,398	$56,442	$—	$329,780
Account payable to JBS USA, LLC	7,212	—	—	—	7,212
Accrued expenses and other current liabilities	185,897	26,394	85,649	—	297,940
Income taxes payable	—	—	10,466	(3,652)	6,814
Current deferred tax liabilities	46,470	—	—	(7,725)	38,745
Current maturities of long-term debt	58,144	—	—	—	58,144
Total current liabilities	563,663	33,792	152,557	(11,377)	738,635
Long-term debt, less current maturities	1,306,160	—	—	(25,000)	1,281,160
Intercompany payable	—	—	84,606	(84,606)	—
Deferred tax liabilities	—	4,117	3,773	(4,414)	3,476
Other long-term liabilities	269,844	—	2,187	(155,000)	117,031
Total liabilities	2,139,667	37,909	243,123	(280,397)	2,140,302
Total Pilgrim’s Pride Corporation stockholders’ equity	978,923	60,504	374,886	(341,650)	1,072,663
Noncontrolling interest	—	—	5,933	—	5,933
Total stockholders’ equity	978,923	60,504	380,819	(341,650)	1,078,596
Total liabilities and stockholders' equity	$3,118,590	$98,413	$623,942	$(622,047)	$3,218,898

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS Twelve Months Ended December 25, 2011
(In thousands)
	Parent	Subsidiary Guarantor	Subsidiary Non-Guarantors	Eliminations/ Adjustments	Consolidation

Net sales	$6,135,319	$458,932	$1,225,128	$(283,681)	$7,535,698
Cost of sales	6,239,493	430,343	1,291,080	(283,681)	7,677,235
Gross profit (loss)	(104,174)	28,589	(65,952)	—	(141,537)
Selling, general and administrative expense	175,544	—	30,449	—	205,993
Administrative restructuring charges, net	18,974	—	7,087	—	26,061
Total costs and expenses	6,434,011	430,343	1,328,616	(283,681)	7,909,289
Operating income (loss)	(298,692)	28,589	(103,488)	—	(373,591)
Other expenses (income):
Interest expense	110,940	—	592	—	111,532
Interest income	(363)	—	(1,102)	—	(1,465)
Foreign currency transaction losses (gains)	(31)	—	12,632	—	12,601
Miscellaneous, net	59,661	3,818	(98,360)	25,748	(9,133)
Total other expenses	170,207	3,818	(86,238)	25,748	113,535
Income (loss) from continuing operations before income taxes	(468,899)	24,771	(17,250)	(25,748)	(487,126)
Income tax expense (benefit)	(14,139)	9,351	13,352	—	8,564
Income (loss) before equity in earnings of consolidated subsidiaries	(454,760)	15,420	(30,602)	(25,748)	(495,690)
Equity in earnings of consolidated subsidiaries	(9,334)	—	—	9,334	—
Net income (loss)	(464,094)	15,420	(30,602)	(16,414)	(495,690)
Less: Net income attributable to noncontrolling interest	—	—	1,082	—	1,082
Net income (loss) attributable to Pilgrim’s Pride	$(464,094)	$15,420	$(31,684)	$(16,414)	$(496,772)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS Twelve Months Ended December 26, 2010
(In thousands)
	Parent	Subsidiary Guarantor	Subsidiary Non-Guarantors	Eliminations/ Adjustments	Consolidation

Net sales	$5,623,958	$470,649	$1,173,766	$(386,744)	$6,881,629
Costs and expenses:
Cost of sales	5,183,274	449,358	1,170,430	(386,744)	6,416,318
Operational restructuring charges, net	4,318	—	—	—	4,318
Gross profit (loss)	436,366	21,291	3,336	—	460,993
Selling, general and administrative expense	176,589	(279)	33,234	—	209,544
Administrative restructuring charges, net	59,136	—	6,886	—	66,022
Total costs and expenses	5,423,317	449,079	1,210,550	(386,744)	6,696,202
Operating income (loss)	200,641	21,570	(36,784)	—	185,427
Other expenses (income):
Interest expense	103,735	—	1,818	—	105,553
Interest income	(580)	—	(3,225)	—	(3,805)
Loss on early extinguishment of debt	11,726	—	—	—	11,726
Foreign currency transaction losses (gains)	315	—	(102)	—	212
Miscellaneous, net	91,575	4,241	(110,261)	1,156	(13,288)
Total other expenses	206,771	4,241	(111,770)	1,156	100,398
Income (loss) from continuing operations before reorganization	(6,130)	17,329	74,986	(1,156)	85,029
Reorganization items, net	18,348	—	193	—	18,541
Income (loss) from continuing operations before income taxes	(24,478)	17,329	74,793	(1,156)	66,488
Income tax expense (benefit)	(15,266)	6,542	(15,114)	—	(23,838)
Income (loss) before equity in earnings of consolidated subsidiaries	(9,212)	10,787	89,907	(1,156)	90,326
Equity in earnings of consolidated subsidiaries	65,544	—	—	(65,544)	—
Net income (loss)	56,332	10,787	89,907	(66,700)	90,326
Less: Net income attributable to noncontrolling interest	—	—	3,185	—	3,185
Net income (loss) attributable to Pilgrim’s Pride	$56,332	$10,787	$86,722	$(66,700)	$87,141

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS Three Months Ended December 27, 2009
(In thousands)
	Parent	Subsidiary Guarantor	Subsidiary Non-Guarantors	Eliminations/ Adjustments	Consolidation

Net sales	$1,329,292	$106,930	$257,002	$(90,490)	$1,602,734
Costs and expenses:
Cost of sales	1,258,139	100,701	262,754	(90,490)	1,531,104
Operational restructuring charges, net	2,877	—	—	—	2,877
Gross profit (loss)	68,276	6,229	(5,752)	—	68,753
Selling, general and administrative expense	50,357	301	11,865	—	62,523
Administrative restructuring charges, net	—	—	(1,359)	—	(1,359)
Total costs and expenses	1,311,373	101,002	273,260	(90,490)	1,595,145
Operating income (loss)	17,919	5,928	(16,258)	—	7,589
Other expenses (income):
Interest expense	43,419	—	1,254	—	44,673
Interest income	(1)	—	(479)	—	(480)
Foreign currency transaction losses (gains)	14	—	608	—	622
Miscellaneous, net	15,907	5,589	(23,240)	238	(1,506)
Total other expenses	59,339	5,589	(21,857)	238	43,309
Income (loss) from continuing operations before reorganization	(41,420)	339	5,599	(238)	(35,720)
Reorganization items, net	32,127	23	576	—	32,726
Income (loss) from continuing operations before income taxes	(73,547)	316	5,023	(238)	(68,446)
Income tax expense (benefit)	(120,167)	119	17,677	—	(102,371)
Income (loss) before equity in earnings of consolidated subsidiaries	46,620	197	(12,654)	(238)	33,925
Equity in earnings of consolidated subsidiaries	(6,249)	—	—	6,249	—
Net income (loss)	40,371	197	(12,654)	6,011	33,925
Less: Net income attributable to noncontrolling interest	—	—	312	—	312
Net income (loss) attributable to Pilgrim’s Pride	$40,371	$197	$(12,966)	$6,011	$33,613

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS Twelve Months Ended September 26, 2009
(In thousands)
	Parent	Subsidiary Guarantor	Subsidiary Non-Guarantors	Eliminations/ Adjustments	Consolidation

Net sales	$6,192,607	$252,255	$1,031,954	$(388,761)	$7,088,055
Costs and expenses:
Cost of sales	5,900,512	218,235	1,034,802	(388,761)	6,764,788
Operational restructuring charges, net	12,464	—	—	—	12,464
Gross profit (loss)	279,631	34,020	(2,848)	—	310,803
Selling, general and administrative expense	187,801	1,655	52,033	—	241,489
Goodwill impairment	—	—	—	—	—
Administrative restructuring charges, net	1,987	—	—	—	1,987
Total costs and expenses	6,102,764	219,890	1,086,835	(388,761)	7,020,728
Operating income (loss)	89,843	32,365	(54,881)	—	67,327
Other expenses (income):
Interest expense	156,573	—	5,356	—	161,929
Interest income	(2,306)	—	(2,080)	—	(4,386)
Foreign currency transaction losses (gains)	112	—	1	—	113
Miscellaneous, net	57,594	19,568	(94,711)	13,794	(3,755)
Total other expenses	211,973	19,568	(91,434)	13,794	153,901
Income (loss) from continuing operations before reorganization	(122,130)	12,797	36,553	(13,794)	(86,574)
Reorganization items, net	83,985	159	3,131	—	87,275
Income (loss) from continuing operations before income taxes	(206,115)	12,638	33,422	(13,794)	(173,849)
Income tax expense (benefit)	(29,720)	4,771	3,363	—	(21,586)
Income (loss) before equity in earnings of consolidated subsidiaries	(176,395)	7,867	30,059	(13,794)	(152,263)
Equity in earnings of consolidated subsidiaries	30,564	—	—	(30,564)	—
Income (loss) from operations	(145,831)	7,867	30,059	(44,358)	(152,263)
Income (loss) from discontinued business, net of tax	—	—	599	—	599
Net income (loss)	(145,831)	7,867	30,658	(44,358)	(151,664)
Less: Net income attributable to noncontrolling interest	—	—	(82)	—	(82)
Net income (loss) attributable to Pilgrim’s Pride	$(145,831)	$7,867	$30,740	$(44,358)	$(151,582)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS Twelve Months Ended December 25, 2011
(In thousands)
	Parent	Subsidiary Guarantor	Subsidiary Non-Guarantors	Eliminations/ Adjustments	Consolidation

Cash provided by (used in) operating activities	$(91,621)	$8,973	$(19,385)	$(26,958)	$(128,991)

Cash flows from investing activities:
Acquisitions of property, plant and equipment	(115,791)	(9,108)	(11,069)	—	(135,968)
Purchases of investment securities	—	—	(4,596)	—	(4,596)
Proceeds from sale or maturity of investment securities	—	—	15,852	—	15,852
Proceeds from business dispositions to Swift Pork Company	—	—	13,000	—	13,000
Proceeds from business dispositions to JBS Trading International, Inc.	—	—	24,479	—	24,479
Proceeds from property sales and disposals	26,503	165	2,376	—	29,044
Cash used in investing activities	(89,288)	(8,943)	40,042	—	(58,189)

Cash flows from financing activities:
Proceeds from note payable to JBS USA	50,000	—	—	—	50,000
Proceeds from long-term debt	965,689	—	—	—	965,689
Payments on long-term debt	(881,833)	—	—	—	(881,833)
Purchase of remaining interest in subsidiary	(2,504)	—	—	—	(2,504)
Payment of capitalized loan costs	(4,395)	—	—	—	(4,395)
Cash dividends paid	—	—	(25,000)	25,000	—
Other financing activities	—	—	(2,065)	1,958	(107)
Cash provided by (used in) financing activities	126,957	—	(27,065)	26,958	126,850
Effect of exchange rate changes on cash and cash equivalents	—	—	(4,138)	—	(4,138)
Increase (decrease) in cash and cash equivalents	(53,952)	30	(10,546)	—	(64,468)
Cash and cash equivalents, beginning of period	67,685	—	38,392	—	106,077
Cash and cash equivalents, end of period	$13,733	$30	$27,846	$—	$41,609

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS Twelve Months Ended December 26, 2010
(In thousands)
	Parent	Subsidiary Guarantor	Subsidiary Non-Guarantors	Eliminations/ Adjustments	Consolidation

Cash provided by (used in) operating activities	$22,412	$3,496	$(10,147)	$(1,156)	$14,605

Cash flows from investing activities:
Acquisitions of property, plant and equipment	(162,264)	(3,273)	(13,795)	—	(179,332)
Purchases of investment securities	—	—	(17,201)	—	(17,201)
Proceeds from sale or maturity of investment securities	—	—	68,100	—	68,100
Proceeds from property sales and disposals	9,640	(223)	5,281	—	14,698
Cash used in investing activities	(152,624)	(3,496)	42,385	—	(113,735)

Cash flows from financing activities:
Proceeds from long-term debt	2,438,855	—	—	—	2,438,855
Payments on long-term debt	(3,153,848)	—	(43,551)	—	(3,197,399)
Proceeds from sale of common stock	800,000	—	—	—	800,000
Purchase of remaining interest in subsidiary	(7,637)	—	—	—	(7,637)
Payment of capitalized loan costs	(62,788)	—	—	—	(62,788)
Other financing activities	—	—	(1,667)	1,156	(511)
Cash provided by (used in) financing activities	14,582	—	(45,218)	1,156	(29,480)
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,613)	—	(1,613)
Increase (decrease) in cash and cash equivalents	(115,630)	—	(14,593)	—	(130,223)
Cash and cash equivalents, beginning of period	183,315	—	52,985	—	236,300
Cash and cash equivalents, end of period	$67,685	$—	$38,392	$—	$106,077

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS Three Months Ended December 27, 2009
(In thousands)
	Parent	Subsidiary Guarantor	Subsidiary Non-Guarantors	Eliminations/ Adjustments	Consolidation

Cash provided by (used in) operating activities	$(37,459)	$695	$32,945	$(238)	$(4,057)

Cash flows from investing activities:
Acquisitions of property, plant and equipment	(27,456)	(695)	(2,312)	—	(30,463)
Purchases of investment securities	—	—	(6,024)	—	(6,024)
Proceeds from sale or maturity of investment securities	—	—	4,511	—	4,511
Proceeds from property sales and disposals	2,416	—	1,106	—	3,522
Cash used in investing activities	(25,040)	(695)	(2,719)	—	(28,454)

Cash flows from financing activities:
Proceeds from long-term debt	60,370	—	—	—	60,370
Payments on long-term debt	(10,144)	—	—	—	(10,144)
Proceeds from sale of common stock	12,743	—	(12,743)	—	—
Other financing activities	(1,976)	—	(238)	238	(1,976)
Cash provided by (used in) financing activities	60,993	—	(12,981)	238	48,250
Effect of exchange rate changes on cash and cash equivalents	—	—	532	—	532
Increase (decrease) in cash and cash equivalents	(1,506)	—	17,777	—	16,271
Cash and cash equivalents, beginning of period	184,821	—	35,208	—	220,029
Cash and cash equivalents, end of period	$183,315	$—	$52,985	$—	$236,300

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS Twelve Months Ended September 26, 2009
(In thousands)
	Parent	Subsidiary Guarantor	Subsidiary Non-Guarantors	Eliminations/ Adjustments	Consolidation

Cash flows provided by (used in) operating activities	$191,421	$1,561	$(114,254)	$(13,794)	$64,934

Cash flows from investing activities:
Acquisitions of property, plant and equipment	(82,635)	(1,561)	(3,997)	—	(88,193)
Purchases of investment securities	—	—	(19,958)	—	(19,958)
Proceeds from sale or maturity of investment securities	—	—	18,946	—	18,946
Proceeds from property sales and disposals	80,079	—	5,657	—	85,736
Cash used in investing activities	(2,556)	(1,561)	648	—	(3,469)

Cash flows from financing activities:
Proceeds from short-term notes payable	430,817	—	—	—	430,817
Payments on short-term notes payable	(430,817)	—	—	—	(430,817)
Proceeds from long-term debt	833,424	—	—	—	833,424
Payments on long-term debt	(719,762)	—	—	—	(719,762)
Proceeds from sale of common stock	(155,483)	—	155,483	—	—
Change in outstanding cash management obligations	(2,131)	—	(9,041)	—	(11,172)
Other financing activities	—	—	(15,131)	13,794	(1,337)
Cash provided by (used in) financing activities	(43,952)	—	131,311	13,794	101,153
Effect of exchange rate changes on cash and cash equivalents	—	—	(4,142)	—	(4,142)
Increase (decrease) in cash and cash equivalents	144,913	—	13,563	—	158,476
Cash and cash equivalents, beginning of period	39,908	—	21,645	—	61,553
Cash and cash equivalents, end of period	$184,821	$—	$35,208	$—	$220,029

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24.	QUARTERLY RESULTS (UNAUDITED)

2011	First(a)	Second(b)	Third(c)	Fourth(d)	Year
	(In thousands, except per share data)
Net sales	$1,892,476	$1,922,690	$1,891,224	$1,829,308	$7,535,698
Gross profit (loss)	(53,110)	(46,228)	(62,387)	20,188	(141,537)
Net loss attributable to Pilgrim’s Pride Corporation common stockholders	(120,760)	(128,141)	(162,516)	(85,355)	(496,772)
Net loss per share amounts— basic and diluted	(0.56)	(0.60)	(0.76)	(0.40)	(2.32)
Number of days in quarter	91	91	91	91	364

(a)	In the first quarter of 2011, the Company recognized net gains on derivative financial instruments of $32.0 million.

(b)	In the second quarter of 2011, the Company recognized asset impairment charges of $2.8 million and net losses on derivative financial instruments of $5.7 million.

(c)
In the third quarter of 2011, the Company recognized restructuring charges of $11.5 million, asset impairment charges of $11.6 million and net gains on derivative financial instruments of $34.4 million.

(d)
In the fourth quarter of 2011, the Company recognized restructuring charges of $14.6 million, asset impairment charges of $11.3 million and net gains on derivative financial instruments of $3.1 million.

2010	First(a)	Second(b)	Third(c)	Fourth(d)	Year
	(In thousands, except per share data)
Net sales	$1,642,918	$1,707,568	$1,719,850	$1,811,293	$6,881,629
Gross profit	52,019	132,491	157,294	119,189	460,993
Net income (loss) attributable to Pilgrim's Pride Corporation common stockholders	(45,547)	32,918	57,926	41,844	87,141
Net income (loss) per share amounts - basic and diluted	(0.21)	0.15	0.27	0.20	0.41
Number of days in quarter	91	91	91	92	365

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

Transition Period (a)
(In thousands, except per share data)
Net sales	$1,602,734
Gross profit	68,753
Net income attributable to Pilgrim’s Pride Corporation common stockholders	33,613
Net income per share amounts—basic	0.45
Net income per share amounts—diluted	0.44
Number of days in the Transition Period	91

(a)	In the three months ended December 27, 2009, the Company recognized reorganization charges of $32.7 million and restructuring charges of $1.5 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2009	First(a)	Second(b)	Third(c)	Fourth(d)	Year
	(In thousands, except per share data)
Net sales	$1,876,991	$1,698,102	$1,776,813	$1,736,149	$7,088,055
Gross profit (loss)	(100,646)	79,938	166,967	164,544	310,803
Net income (loss) attributable to Pilgrim's Pride Corporation common stockholders	(228,782)	(58,765)	53,239	82,726	(151,582)
Per share amounts-basic:
Continuing operations	$(3.10)	$(0.79)	$0.72	$1.11	$(2.06)
Discontinued business	0.01	—	—	—	0.01
Net income (loss)	(3.09)	(0.79)	0.72	1.11	(2.05)
Per share amounts-diluted:
Continuing operations	$(3.10)	$(0.79)	$0.69	$1.07	$(2.06)
Discontinued operations	0.01	—	—	—	0.01
Net income (loss)	(3.09)	(0.79)	0.69	1.07	(2.05)
Number of days in quarter	91	91	91	91	364

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

SCHEDULE II
PILGRIM’S PRIDE CORPORATION
VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Beginning Balance	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Ending Balance
	(In thousands)
Trade Accounts and Other Receivables—
Allowance for Doubtful Accounts:
Twelve months ended December 25, 2011	$6,063	$(1,095)	$—	$(195)	(a)	$5,163
Twelve months ended December 26, 2010	5,752	887	—	576	(a)	6,063
Three months ended December 27, 2009	4,815	684	—	(253)	(a)	5,752
Twelve months ended September 26, 2009	4,701	1,868	—	1,754	(a)	4,815
Trade Accounts and Other Receivables—
Allowance for Sales Adjustments:
Twelve months ended December 25, 2011	$22,929	$154,842	$—	$169,741	(b)	$8,030
Twelve months ended December 26, 2010	7,999	121,383	—	106,453	(b)	22,929
Three months ended December 27, 2009	7,463	23,622	—	23,086	(b)	7,999
Twelve months ended September 26, 2009	6,129	126,101	—	124,767	(b)	7,463
Deferred Tax Assets—
Valuation Allowance:
Twelve months ended December 25, 2011	$53,938	$168,368	$8,030	$—	(c)	$230,336
Twelve months ended December 26, 2010	59,795	—	—	5,857	(c)	53,938
Three months ended December 27, 2009	164,821	2,025	—	107,051	(c)	59,795
Twelve months ended September 26, 2009	71,158	93,663	—	—	(c)	164,821

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

4.8	Form of Senior 7.875% Note due 2018 (incorporated by reference from Exhibit 4.3 of the Company’s Form 8-K filed on December 15, 2010).

4.9	Form of Guarantee (incorporated by reference from Exhibit 4.4 of the Company’s Form 8-K filed on December 15, 2010).

4.10	Waiver to the Stockholders Agreement dated December 8, 2011 between JBS USA Holdings, Inc. and Pilgrim's Pride Corporation.*

4.11
Form of Subscription Rights Certificate (incorporated by reference from Exhibit 4.10 to Amendment No. 1 to the Company's Registration Statement on Form S-3 (No. 333-178614) effective December 30, 2011).

4.12	Form of Subscription Agent Agreement (incorporated by reference from Exhibit 4.11 to Amendment No. 1 to the Company's Registration Statement on Form S-3 (No. 333-178614) effective December 30, 2011).

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

10.9
Change to Company Contribution Amount Under the Amended and Restated 2005 Deferred Compensation Plan of the Company (incorporated by reference from Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed July 30, 2008). †

10.10
Form of Change in Control Agreement dated as of October 21, 2008 between the Company and certain of its executive officers (incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 27, 2008). †

10.11
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

10.14	Pilgrim’s Pride Corporation FY2009 Performance Bonus Plan (incorporated by reference from Exhibit 10.1 of the Company’s Current Report filed on October 13, 2009). †

10.15
Credit Agreement dated December 28, 2009 among the Company, To-Ricos, Ltd., To-Ricos Distribution, Ltd., the various subsidiaries of the Company party thereto, CoBank, ACB, as administrative agent, and the lenders party thereto (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 29, 2009).

10.16	Pilgrim’s Pride Corporation Short-Term Management Incentive Plan (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 30, 2009). †

10.17	Pilgrim’s Pride Corporation Long Term Incentive Plan (incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on December 30, 2009). †

10.18	Letter Agreement dated June 1, 2010 between Gary D. Tucker and the Company (incorporated by reference from Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on July 30, 2010). †

10.19
Amendment No. 1 to the Credit Agreement dated as of December 28, 2009, by and among the Company, To-Ricos, Ltd., To-Ricos Distribution, Ltd., the various subsidiaries of the Company party thereto, CoBank, ACB, as administrative agent, and the lenders party thereto (incorporated by reference from Exhibit 10.19 of the Company's Annual Report on Form 10K filed on February 17, 2011).

10.20
Employment Agreement dated January 14, 2011 between the Company and William Lovette (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 18, 2011). †

10.21
Restricted Share Agreement dated January 14, 2011 between the Company and William Lovette (incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 18, 2011). †

10.22
Amendment No. 2 to the Credit Agreement dated as of December 28, 2009, by and among the Company, To-Ricos, Ltd., To-Ricos Distribution, Ltd., the various subsidiaries of the Company party thereto, CoBank, ACB, as administrative agent, and the lenders party thereto (incorporated by reference from Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q filed on April 29, 2011).

10.23
Amendment No. 3 to the Credit Agreement dated as of December 28, 2009, by and among the Company, To-Ricos, Ltd., To-Ricos Distribution, Ltd., the various subsidiaries of the Company party thereto, CoBank, ACB, as administrative agent, and the lenders party thereto (incorporated by reference from Exhibit 10.1 of the Company's Current Report on Form 8-K filed on June 24, 2011).

10.24
Subordinated Loan Agreement dated as of June 23, 2011, between the Company and JBS USA Holdings, Inc. (incorporated by reference from Exhibit 10.2 of the Company's Current Report on Form 8-K filed on June 24, 2011).

10.25
Amended and Restated MXN$557,415,000 Credit Agreement dated as of October 19, 2011, by and among Avícola Pilgrim's Pride de México, S.A. de C.V. (“Avicola”), Pilgrim's Pride, S. de R.L. de C.V. (“PPS”, together with Avicola, the “Borrowers”), certain subsidiaries of the Borrowers (the “Subsidiary Guarantors”), ING Bank (México), S.A. Institución de Banca Múltiple, ING Grupo Financiero, as lender and ING Capital LLC, as administrative agent and lead arranger (incorporated by reference from Exhibit 10.1 of the Company's Current Report on Form 8-K filed on October 25, 2011).

10.26	Amendment No. 1 to the Subordinated Loan Agreement dated as of June 23, 2011, between the Company and JBS USA Holdings, Inc.*

10.27
Commitment Agreement dated as of December 19, 2011, between the Company and JBS USA Holdings, Inc. (incorporated by reference from Exhibit 10.1 to the Company's Registration Statement on Form S-3 (No. 333-178614) effective December 30, 2011).

10.28
Amendment No. 4 to the Credit Agreement dated as of December 28, 2009, by and among the Company, To-Ricos, Ltd., To-Ricos Distribution, Ltd., the various subsidiaries of the Company party thereto, CoBank, ACB, as administrative agent, and the lenders party thereto (incorporated by reference from Exhibit 10.1 of the Company's Current Report on Form 8-K/A filed on December 20, 2011).

10.29
Amendment No. 2 to the Subordinated Loan Agreement dated as of June 23, 2011, between the Company and JBS USA Holdings, Inc. (incorporated by reference from Exhibit 10.2 of the Company's Current Report on Form 8-K/A filed on December 20, 2011).

10.30
First Amendment to Amended and Restated MXN$557,415,000 Credit Agreement dated as of October 19, 2011, by and among the Borrowers, the Subsidiary Guarantors, the several banks and other financial institutions party thereto and ING Capital LLC, as administrative agent and lead arranger (incorporated by reference from Exhibit 10.3 of the Company's Current Report on Form 8-K/A filed on December 20, 2011).

12
Ratio of Earnings to Fixed Charges for the years ended December 25,2011, December 26, 2010, September 26, 2009, September 27, 2008, September 29, 2007, and the transition period from September 27, 2009 to December 27, 2009.*

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