Form 10-Q
period 2012-03-25
PILGRIMS PRIDE CORP
filed 2012-04-27
CIK 802481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 25, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  _______ to _______
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
Number of shares outstanding of the issuer’s common stock, $0.01 par value per share, as of April 27, 2012, was 258,926,358.

INDEX
PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 25, 2012	December 25, 2011
	(Unaudited)
	(In thousands)
Cash and cash equivalents	$47,570	$41,609
Restricted cash and cash equivalents	4,684	7,680
Investment in available-for-sale securities	156	157
Trade accounts and other receivables, less allowance for doubtful accounts	350,832	349,222
Account receivable from JBS USA, LLC	19,406	21,198
Inventories	910,430	879,094
Income taxes receivable	63,884	59,067
Prepaid expenses and other current assets	40,588	52,350
Assets held for sale	50,220	53,816
Total current assets	1,487,770	1,464,193
Investment in available-for-sale securities	591	497
Deferred tax assets	71,099	71,099
Other long-lived assets	51,445	57,921
Identified intangible assets, net	42,656	44,083
Property, plant and equipment, net	1,224,880	1,241,752
Total assets	$2,878,441	$2,879,545

Accounts payable	$293,131	$328,864
Account payable to JBS USA, LLC	8,339	11,653
Accrued expenses and other current liabilities	290,637	281,797
Current deferred tax liabilities	79,328	79,248
Current maturities of long-term debt	15,614	15,611
Total current liabilities	687,049	717,173
Long-term debt, less current maturities	1,249,510	1,408,001
Note payable to JBS USA Holdings, Inc.	—	50,000
Other long-term liabilities	144,906	145,941
Total liabilities	2,081,465	2,321,115
Common stock	2,589	2,143
Additional paid-in capital	1,641,566	1,443,484
Accumulated deficit	(804,772)	(843,945)
Accumulated other comprehensive loss	(45,650)	(46,070)
Total Pilgrim’s Pride Corporation stockholders’ equity	793,733	555,612
Noncontrolling interest	3,243	2,818
Total stockholders’ equity	796,976	558,430
Total liabilities and stockholders’ equity	$2,878,441	$2,879,545
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Thirteen Weeks Ended
	March 25, 2012	March 27, 2011
	(In thousands, except per share data)
Net sales	$1,888,773	$1,892,476
Cost of sales	1,778,708	1,944,238
Operational restructuring charges	—	1,348
Gross profit (loss)	110,065	(53,110)
Selling, general and administrative expense	45,256	53,248
Administrative restructuring charges	2,885	418
Operating income (loss)	61,924	(106,776)
Interest expense, net of capitalized interest	28,245	27,507
Interest income	(274)	(710)
Foreign currency transaction gains	(5,928)	(2,735)
Miscellaneous, net	(370)	(1,071)
Income (loss) before income taxes	40,251	(129,767)
Income tax expense (benefit)	653	(9,872)
Net income (loss)	39,598	(119,895)
Less: Net income attributable to noncontrolling interests	425	865
Net income (loss) attributable to Pilgrim’s Pride Corporation	$39,173	$(120,760)

Comprehensive income (loss)	$40,018	$(120,410)
Comprehensive income attributable to noncontrolling interests	425	865
Comprehensive income (loss) attributable to Pilgrim's Pride Corporation	$39,593	$(121,275)

Weighted average shares of common stock outstanding:
Basic (Note 13. Stockholders' Equity)	223,562	224,996
Effect of common stock equivalents	69	—
Diluted	223,631	224,996

Net income (loss) per share of common stock outstanding:
Basic	$0.18	$(0.54)
Diluted	$0.18	$(0.54)
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Pilgrim’s Pride Corporation Stockholders
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
	Shares	Amount
	(In thousands)
Balance at December 25, 2011	214,282	$2,143	$1,443,484	$(843,945)	$(46,070)	$2,818	$558,430
Comprehensive income:
Net income				39,173		425	39,598
Other comprehensive income, net of tax:
Net unrealized holding gains on available-for-sale securities, net of tax of $0					5		5
Gains associated with pension and other postretirement benefit obligations, net of tax of $0					415		415
Total other comprehensive income, net of tax							420
Total comprehensive income							40,018
Issuance of common stock	44,444	444	197,935				198,379
Share-based compensation	200	2	147				149
Balance at March 25, 2012	258,926	$2,589	$1,641,566	$(804,772)	$(45,650)	$3,243	$796,976
Balance at December 26, 2010	214,282	$2,143	$1,442,810	$(348,653)	$(23,637)	$5,933	$1,078,596
Comprehensive loss:
Net income (loss)	—	—	—	(120,760)	—	865	(119,895)
Other comprehensive loss, net of tax:
Net unrealized holding losses on available-for-sale securities, net of tax of $0	—	—	—	—	(477)	—	(477)
Losses associated with pension and other postretirement benefit obligations, net of tax of $0	—	—	—	—	(38)	—	(38)
Total other comprehensive loss, net of tax							(515)
Total comprehensive loss							(120,410)
Share-based compensation	—	—	120	—	—	—	120
Balance at March 27, 2011	214,282	$2,143	$1,442,930	$(469,413)	$(24,152)	$6,798	$958,306
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Thirteen Weeks Ended
	March 25, 2012	March 27, 2011
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$39,598	$(119,895)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	35,766	50,852
Foreign currency transaction gains	(5,407)	(2,776)
Accretion of bond discount	114	111
Impairment expense	1,342	—
Loss (gain) on property disposals	859	(1,135)
Share-based compensation	149	120
Deferred income tax benefit	—	(11,106)
Changes in operating assets and liabilities:
Restricted cash and cash equivalents	7,996	(164)
Trade accounts and other receivables	3,043	(67,283)
Inventories	(25,813)	64,273
Prepaid expenses and other current assets	13,144	11,407
Accounts payable, accrued expenses and other current liabilities	(35,003)	(28,054)
Income taxes	(3,421)	992
Deposits	—	135
Other operating assets and liabilities	(2,985)	120
Cash provided by (used in) operating activities	29,382	(102,403)
Cash flows from investing activities:
Acquisitions of property, plant and equipment	(16,670)	(63,960)
Purchases of investment securities	(88)	(1,353)
Proceeds from sale or maturity of investment securities	—	831
Proceeds from property disposals	3,066	4,402
Cash used in investing activities	(13,692)	(60,080)
Cash flows from financing activities:
Proceeds from revolving line of credit and long-term borrowings	183,200	255,300
Payments on revolving line of credit, long-term borrowings and capital lease obligations	(341,802)	(135,625)
Payment of note payable to JBS USA Holdings, Inc.	(50,000)	—
Proceeds from sale of common stock, net	198,379	—
Payment of capitalized loan costs	—	(689)
Cash provided by (used in) financing activities	(10,223)	118,986
Effect of exchange rate changes on cash and cash equivalents	494	433
Increase (decrease) in cash and cash equivalents	5,961	(43,064)
Cash and cash equivalents, beginning of period	41,609	106,077
Cash and cash equivalents, end of period	$47,570	$63,013
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
Business
Pilgrim’s Pride Corporation (referred to herein as “Pilgrim’s,” “PPC,” “the Company,” “we,” “us,” “our,” or similar terms) is the second-largest chicken company in the world, with operations in the United States (“U.S.”), Mexico and Puerto Rico. Pilgrim's products are sold to foodservice, retail and frozen entrée customers. The Company's primary distribution is through retailers, foodservice distributors and restaurants throughout the United States and Puerto Rico and in the northern and central regions of Mexico. Additionally, the Company exports chicken products to approximately 105 countries. Pilgrim's fresh chicken products consist of refrigerated whole chickens, whole cut-up chickens and selected chicken parts that are either marinated or non-marinated. The Company's prepared chicken products include fully cooked, ready-to-cook and individually frozen chicken parts, strips, nuggets and patties, some of which are are either breaded or non-breaded and either marinated or non-marinated. As a vertically integrated company, we control every phase of the production of our products. We operate feed mills, hatcheries, processing plants and distribution centers in 12 U.S. states, Puerto Rico and Mexico. Pilgrim's employs approximately 38,500 people and has the capacity to process more than 36 million birds per week for a total of more than 9.5 billion pounds of live chicken annually. Approximately 4,100 contract growers supply poultry for the Company's operations.
Consolidated Financial Statements
The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments unless otherwise disclosed) considered necessary for a fair presentation have been included. Operating results for the thirteen weeks ended March 25, 2012 are not necessarily indicative of the results that may be expected for the year ending December 30, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 25, 2011.
Pilgrim’s operates on a 52/53-week fiscal year that ends on the Sunday falling on or before December 31. The reader should assume any reference we make to a particular year (for example, 2012) in the notes to these Condensed Consolidated Financial Statements applies to our fiscal year and not the calendar year.
The Condensed Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiaries. We eliminate all significant affiliate accounts and transactions upon consolidation.

The Company measures the financial statements of its Mexico subsidiaries as if the U.S. dollar were the functional currency. Accordingly, we remeasure assets and liabilities, other than non-monetary assets, of the Mexico subsidiaries at current exchange rates. We remeasure non-monetary assets using the historical exchange rate in effect on the date of each asset’s acquisition. We remeasure income and expenses at average exchange rates in effect during the period. Currency exchange gains or losses are included in the line item Foreign currency transaction losses (gains) in the Condensed Consolidated Statements of Operations.
Reclassifications
We have made certain reclassifications to the 2011 Condensed Consolidated Financial Statements with no impact to reported net loss in order to conform to the 2012 presentation.
Reportable Segment
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

Book Overdraft
The majority of the Company's disbursement bank accounts are zero balance accounts where cash needs are funded as checks are presented for payment by the holder. Checks issued pending clearance that result in overdraft balances for accounting purposes are classified as accounts payable and the change in the related balance is reflected in operating activities on the Condensed Consolidated Statements of Cash Flows.
2.     EXIT OR DISPOSAL ACTIVITIES
From time to time, the Company will incur costs to implement exit or disposal efforts for specific operations. These exit or disposal plans, each of which is approved by the Company's Board of Directors, focus on various aspects of operations, including closing and consolidating certain processing facilities, rationalizing headcount and aligning operations in the most strategic and cost-efficient structure. Specific exit or disposal efforts that were ongoing during either the thirteen weeks ended March 25, 2012 or the thirteen weeks ended March 27, 2011 included the following:

	Facilities Closures(a)	Administrative Integration(b)	Total
	(In thousands, except positions eliminated)
Earliest implementation date	July 2009	January 2010
Latest expected completion date	September 2014	March 2012
Positions eliminated	2,410	480	2,890

Costs expected to be incurred:
Employee-related costs	$3,170	$14,578	$17,748
Asset impairment costs	17,902	32,530	50,432
Inventory valuation costs	850	—	850
Other exit or disposal costs	19,379	—	19,379
Total exit or disposal costs	$41,301	$47,108	$88,409

Costs incurred during the thirteen weeks ended March 25, 2012:
Employee-related costs	$78	$—	$78
Asset impairment costs	960	382	1,342
Other exit or disposal costs	1,543	—	1,543
Total exit or disposal costs	$2,581	$382	$2,963

Costs incurred during the thirteen weeks ended March 27, 2011:
Employee-related costs	$—	$540	$540
Asset impairment costs	1,766	—	1,766
Total exit or disposal costs	$1,766	$540	$2,306

Costs incurred since inception:
Employee-related costs	$3,170	$14,578	$17,748
Asset impairment costs	17,902	32,530	50,432
Inventory valuation costs	850	—	850
Other exit or disposal costs	6,793	—	6,793
Total exit or disposal costs	$28,715	$47,108	$75,823

(a)
Significant facilities closed included one processing plant in 2008, two processing plants in 2009, two processing plants in the transition period and one processing plant in 2011. The transition period began September 27, 2009 and ended December 27, 2009 and resulted from the Company's change in its fiscal year end from the Saturday nearest September 30 each year to the last Sunday in December of each year.

(b)
Company management implemented certain activities to integrate the administrative functions of the Company into those of JBS USA Holdings, Inc. These included the closures of administrative offices in Georgia and Texas.

Accrued exit or disposal costs are included in Accrued expenses and other current liabilities on the accompanying Condensed Consolidated Balance Sheets. The following table sets forth activity that was recorded through the Company’s accrued exit or disposal cost accounts during the thirteen weeks ended March 25, 2012 and March 27, 2011:

	Accrued Severance	Accrued Inventory Charges	Total
	(In thousands)
Balance at December 25, 2011	$90	$793	$883
Accruals	—	—	—
Payment /Disposal	(147)	(136)	(283)
Adjustments	78	—	78
Balance at March 25, 2012	$21	$657	$678

Balance at December 26, 2010	$4,150	$793	$4,943
Accruals	1,101	—	1,101
Payment /Disposal	(3,258)	—	(3,258)
Adjustments	(561)	—	(561)
Balance at March 27, 2011	$1,432	$793	$2,225
Exit or disposal costs were included on the following lines in the accompanying Condensed Consolidated Statements of Operations:

	Thirteen Weeks Ended
	March 25, 2012	March 27, 2011
	(In thousands)
Cost of sales	$78	$—
Operational restructuring charges	—	1,348
Selling, general and administrative expense	—	540
Administrative restructuring charges	2,885	418
Total exit or disposal costs	$2,963	$2,306
Certain exit or disposal costs were classified as either Operational restructuring charges or Administrative restructuring charges on the accompanying Condensed Consolidated Statements of Operations because management believed these costs were not directly related to the Company’s ongoing operations. Components of operating restructuring charges and administrative restructuring charges recognized during the thirteen weeks ended March 25, 2012 and March 27, 2011 are summarized below:

	Thirteen Weeks Ended
	March 25, 2012	March 27, 2011
	(In thousands)
Operational restructuring charges:
Asset impairment costs (Note 8. Property, Plant and Equipment)	$—	$1,348

Administrative restructuring charges:
Asset impairment costs (Note 8. Property, Plant and Equipment)	$1,342	$418
Loss on egg sales and flock depletion expensed as incurred	455	—
Other restructuring costs	1,088	—
Total administrative restructuring charges	$2,885	$418
We continue to review and evaluate various restructuring and other alternatives to streamline our operations, improve efficiencies and reduce costs. Such initiatives may include selling assets, consolidating operations and functions, employee relocation and voluntary and involuntary employee separation programs. Any such actions may require us to obtain the pre-

approval of our lenders under our U.S. Credit Facility (as defined in Note 10). In addition, such actions will subject the Company to additional short-term costs, which may include asset impairment charges, lease commitment costs, employee retention and severance costs and other costs. Certain of these activities may have a disproportionate impact on our income relative to the cost savings in a particular period.
3.     FAIR VALUE MEASUREMENTS
The asset (liability) amounts recorded in the Condensed Consolidated Balance Sheets (carrying amounts) and the estimated fair values of financial instruments at March 25, 2012 and December 25, 2011 consisted of the following:

	March 25, 2012		December 25, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(In thousands)
Short-term investments in available-for-sale securities	$156	$156	$157	$157
Commodity derivative assets(a):
Futures	3,399	3,399	2,870	2,870
Long-term investments in available-for-sale securities	591	591	497	497
Commodity derivative liabilities(b):
Futures	(3,745)	(3,745)	(2,120)	(2,120)
Options	—	—	(603)	(603)
Long-term debt and other borrowing arrangements(c)	(1,265,124)	(1,289,698)	(1,423,612)	(1,421,517)
Note payable to JBS USA Holdings, Inc.	—	—	(50,000)	(50,077)

(a)	Commodity derivative assets are included in Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheet.

(b)	Commodity derivative liabilities are included in Accrued expenses on the Condensed Consolidated Balance Sheet.

(c)
The fair values of the Company’s long-term debt and other borrowing arrangements were estimated by calculating the net present value of future payments for each debt obligation or borrowing by: (i) using a risk-free rate applicable for an instrument with a life similar to the remaining life of each debt obligation or borrowing plus the current estimated credit risk spread for the Company or (ii) using the quoted market price at March 25, 2012 or December 25, 2011.

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
The Company follows guidance under ASC Topic 820, Fair Value Measurements and Disclosures, which establishes a framework for measuring fair value and required enhanced disclosures about fair value measurements. The guidance under ASC Topic 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. ASC Topic 820 also requires disclosure about how fair value was determined for assets and liabilities and established a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs as follows:

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
As of March 25, 2012, the Company held certain items that are required to be measured at fair value on a recurring basis. These included cash and cash equivalents, derivative assets and liabilities, short-term investments in available-for-sale securities and long-term investments in available-for-sale securities. Cash equivalents consist of short-term, highly liquid, income-producing investments such as money market funds and other funds that have maturities of 90 days or less. Derivative assets and liabilities consist of long and short positions on both exchange-traded commodity futures and commodity options as well as margin cash on account with the Company’s derivatives brokers. Short-term investments in available-for-sale securities consist of short-term, highly liquid, income-producing investments such as municipal debt securities that have maturities of greater than 90 days but less than one year. Long-term investments in available-for-sale securities consist of income-producing investments such as municipal debt securities, corporate debt securities, equity securities and fund-of-funds units that have maturities of greater than one year.

The following items were measured at fair value on a recurring basis at March 25, 2012:

	Level 1	Level 2	Level 3	Total
		(In thousands)
Short-term investments in available-for-sale securities	$—	$156	$—	$156
Commodity derivative assets:
Futures	3,399	—	—	3,399
Long-term investments in available-for-sale securities	—	532	59	591
Commodity derivative liabilities:
Futures	(3,745)	—	—	(3,745)
Financial assets and liabilities classified in Level 1 at March 25, 2012 include cash and cash equivalents, restricted cash and cash equivalents, equity securities and commodity futures derivative instruments traded in active markets. The valuation of these instruments is determined using a market approach, taking into account current interest rates, creditworthiness, and liquidity risks in relation to current market conditions, and is based upon unadjusted quoted prices for identical assets in active markets. The valuation of financial assets and liabilities in Level 2 is determined using a market approach based upon quoted prices for similar assets and liabilities in active markets or other inputs that are observable for substantially the full term of the financial instrument. Level 2 securities primarily include fixed income securities and commodity option derivative instruments. The valuation of financial assets in Level 3 is determined using an income approach based on unobservable inputs such as discounted cash flow models or valuations. The Company’s sole Level 3 financial asset at March 25, 2012 was a fund-of-funds investment.
The following table presents activity for the thirteen weeks ended March 25, 2012 and March 27, 2011, respectively, related to the Company’s investment in a fund-of-funds asset that is measured at fair value on a recurring basis using Level 3 inputs:

	Thirteen Weeks Ended
	March 25, 2012	March 27, 2011
	(In thousands)
Balance at beginning of period	$59	$1,190
Included in other comprehensive income	—	43
Balance at end of period	$59	$1,233

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records certain assets and liabilities at fair value on a nonrecurring basis. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges when required by U.S. GAAP. Certain long-lived assets held for sale with a carrying amount of $2.0 million were written down to their fair value of $0.7 million, resulting in a loss of $1.3 million recorded in earnings during the thirteen weeks ended March 25, 2012. These assets are classified as Level 2 assets because their fair value can be corroborated based on observable market data.
4.     TRADE ACCOUNTS AND OTHER RECEIVABLES
Trade accounts and other receivables, less allowance for doubtful accounts, consisted of the following:

	March 25, 2012	December 25, 2011
	(In thousands)
Trade accounts receivable	$344,411	$337,411
Account receivable from JBS USA, LLC	19,406	21,198
Other receivables	11,258	16,974
Receivables, gross	375,075	375,583
Allowance for doubtful accounts	(4,837)	(5,163)
Receivables, net	$370,238	$370,420

5.     INVENTORIES
Inventories consisted of the following:

	March 25, 2012	December 25, 2011
	(In thousands)
Chicken:
Live chicken and hens	$384,062	$363,590
Feed, eggs and other	253,467	238,449
Finished chicken products	269,433	273,363
Total chicken inventories	906,962	875,402
Other products:
Commercial feed, table eggs and other	3,450	3,674
Distribution inventories (other than chicken products)	18	18
Total other products inventories	3,468	3,692
Total inventories	$910,430	$879,094

6.	INVESTMENTS IN SECURITIES
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

	March 25, 2012		December 25, 2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Short-term investments:
Fixed income securities	$151	$156	$152	$157
Long-term investments:
Fixed income securities	454	533	367	438
Other	59	59	59	59

Maturities for the Company’s investments in fixed income securities as of March 25, 2012 were as follows:

	Amount	Percent
	(In thousands)
Matures in less than one year	$156	23%
Matures between one and two years	109	16%
Matures between two and five years	200	29%
Matures in excess of five years	224	32%
	$689	100%
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
7.     DERIVATIVE FINANCIAL INSTRUMENTS
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

We have not designated the derivative financial instruments that we have purchased to mitigate commodity purchase exposures as cash flow hedges. Therefore, we recognized changes in the fair value of these derivative financial instruments immediately in earnings. Gains or losses related to these derivative financial instruments are included in the line item Cost of sales in the Condensed Consolidated Statements of Operations. The Company recognized net losses of $4.6 million and net gains of $32.0 million related to changes in the fair value of its derivative financial instruments during the thirteen weeks ended March 25, 2012 and March 27, 2011, respectively.
Information regarding the Company’s outstanding derivative instruments and cash collateral posted with (owed to) brokers is included in the following table:

	March 25, 2012	December 25, 2011
	(Fair values in thousands)
Fair values:
Commodity derivative assets	$3,399	$2,870
Commodity derivative liabilities	(3,745)	(2,723)
Cash collateral posted with brokers	3,315	3,271
Derivatives Coverage(a):
Corn	(a)	(a)
Soybean meal	(a)	(a)
Period through which stated percent of needs are covered:
Corn	(a)	(a)
Soybean meal	(a)	(a)
Written put options outstanding(b):
Fair value	$—	$(603)
Number of contracts:
Corn	—	500
Soybean meal	—	—
Expiration dates	—	March 2012
Short positions on outstanding futures derivative instruments(b):
Fair value	$(1,387)	$495
Number of contracts:
Corn	1,590	2,531
Soybean meal	988	96
Soybean oil	37	—

(a)
Derivatives coverage is the percent of anticipated corn and soybean meal needs covered by outstanding derivative instruments through a specified date. As of March 25, 2012, the Company had short derivative positions to offset long forward cash purchases, which exceeded open long derivative positions for corn, soybean meal and soybean oil. These positions expire by March 2013.

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

8.     PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment (“PP&E”), net consisted of the following:

	March 25, 2012	December 25, 2011
	(In thousands)
Land	$65,537	$65,413
Buildings	1,081,869	1,077,789
Machinery and equipment	1,493,472	1,492,251
Autos and trucks	57,918	58,518
Construction-in-progress	31,771	36,094
PP&E, gross	2,730,568	2,730,065
Accumulated depreciation	(1,505,687)	(1,488,313)
PP&E, net	$1,224,880	$1,241,752
The Company recognized depreciation expense of $31.9 million and $46.9 million during the thirteen weeks ended March 25, 2012 and March 27, 2011, respectively.
During the thirteen weeks ended March 25, 2012, the Company sold certain PP&E for cash of $3.1 million and recognized net losses on these sales of $0.9 million. PP&E sold in 2012 included various broiler and breeder farms in Texas and miscellaneous processing equipment. During the thirteen weeks ended March 27, 2011, the Company sold certain PP&E for cash of $4.4 million and recognized net gains on these sales of $1.1 million. PP&E sold in 2011 included various broiler and breeder farms in Texas and miscellaneous processing equipment.

Management has committed to the sale of certain properties and related assets, including, but not limited to, processing plants, office buildings and farms, which no longer fit into the operating plans of the Company. The Company is actively marketing these properties and related assets for immediate sale and believes a sale of each property can be consummated within the next 12 months. At March 25, 2012 and December 25, 2011, the Company reported properties and related assets totaling $50.2 million and $53.8 million, respectively, in Assets held for sale on its Condensed Consolidated Balance Sheets. For the thirteen weeks ended March 25, 2012, the Company recognized impairment expense of $1.3 million on certain of these assets.
As part of the exit or disposal activities discussed in “Note 2. Exit or Disposal Activities,” the Company closed or idled various processing complexes, processing plants, hatcheries and broiler farms throughout the U.S. Neither the Board of Directors nor JBS USA Holdings, Inc. has determined if it would be in the best interest of the Company to divest any of these idled assets. Management is therefore not certain that it can or will divest any of these assets within one year, is not actively marketing these assets and, accordingly, has not classified them as assets held for sale. The Company continues to depreciate these assets. At March 25, 2012, the carrying amount of these idled assets was $62.8 million based on depreciable value of $151.9 million and accumulated depreciation of $89.1 million.
The Company last tested the recoverability of its long-lived assets held and used in December 2011. At that time, the Company determined that the carrying amount of its long-lived assets held and used was recoverable over the remaining life of the primary asset in the group and that long-lived assets held and used passed the Step 1 recoverability test under ASC 360-10-35, Impairment or Disposal of Long-Lived Assets. There were no indicators present during the thirteen weeks ended March 25, 2012 that required the Company to test its long-lived assets held and used for recoverability.

9.     CURRENT LIABILITIES
Current liabilities, other than income taxes and current maturities of long-term debt, consisted of the following components:

	March 25, 2012	December 25, 2011
	(In thousands)
Accounts payable:
Trade accounts	$223,690	$294,662
Unfunded payments	68,594	32,958
Other payables	847	1,244
Total accounts payable	293,131	328,864
Accounts payable to JBS USA, LLC	8,339	11,653
Accrued expenses and other current liabilities:
Compensation and benefits	81,092	72,328
Interest and debt-related fees	20,795	13,809
Insurance and self-insured claims	102,095	102,256
Commodity derivative liabilities:
Futures	3,745	2,120
Options	—	603
Other accrued expenses	82,631	89,855
Pre-petition obligations	279	826
Total accrued expenses and other current liabilities	290,637	281,797
	$592,107	$622,314

10.	LONG-TERM DEBT AND OTHER BORROWING ARRANGEMENTS
Long-term debt and other borrowing arrangements consisted of the following components:

	Maturity	March 25, 2012	December 25, 2011
		(In thousands)
Senior notes, at 7 7/8%, net of unaccreted discount	2018	$496,960	$496,846
U.S. Credit Facility Term B-1 note payable at 4.75%	2014	275,443	275,443
U.S. Credit Facility Term B-2 note payable at 9.00%	2014	295,270	299,145
U.S. Credit Facility with one revolving note payable on which the Company had funds borrowed at 4.25% and 6.25%	2014	192,600	347,300
Mexico Credit Facility with notes payable at TIIE Rate plus 2.25% or Equilibrium Interbank Interest Rate plus 4.5%	2014	—	—
JBS USA Holdings, Inc. Subordinated Loan Agreement with one term note payable at 9.845%	2015	—	50,000
Other	Various	4,851	4,878
Long-term debt		1,265,124	1,473,612
Less: Current maturities of long-term debt		(15,614)	(15,611)
Long-term debt, less current maturities		$1,249,510	$1,458,001
Senior and Subordinated Notes
At March 25, 2012, the Company has outstanding an aggregate principal balance of $500.0 million of 7  7/8% Senior Notes due in 2018 (the “2018 Notes”) that are registered under the Securities Act of 1933. The 2018 Notes are unsecured obligations of the Company and are guaranteed by one of the Company’s subsidiaries. Interest is payable on December 15 and June 15 of each year, commencing on June 15, 2011. Additionally, the Company has an aggregate principal balance of $3.9 million of 7  5/8% senior unsecured notes, 8  3/8% senior subordinated unsecured notes and 9 1/4% senior unsecured notes outstanding at March 25, 2012.
On June 23, 2011, the Company entered into a Subordinated Loan Agreement with JBS USA Holdings, Inc. ("JBS USA") (the “Subordinated Loan Agreement”), which provided an aggregate commitment of $100.0 million. On June 23, 2011, JBS USA made a term loan to the Company in the principal amount of $50.0 million. Pursuant to the terms of the Subordinated Loan Agreement, the Company has also agreed to reimburse JBS USA up to $56.5 million for potential draws upon letters of credit issued for JBS USA's account that support certain obligations of the Company or its subsidiaries. On December 16, 2011, the Company and JBS USA executed an amendment to the Subordinated Loan Agreement that, among other things, provided that if the Company consummated a stock rights offering (the "Rights Offering") that allowed stockholders of record as of January 17, 2012 to purchase an aggregate 44,444,444 shares of the Company's common stock on or before March 24, 2012, the loan commitment under the Subordinated Loan Agreement would be terminated. The Company consummated the Rights Offering on February 29, 2012. Further, under the U.S. Credit Facility (as defined below), following the consummation of the Rights Offering, (i) the Company, at its option, was permitted to prepay the outstanding $50.0 million term loan under the Subordinated Loan Agreement and (ii) the existing commitment of JBS USA to make an additional $50.0 million term loan to the Company under the Subordinated Loan Agreement would be terminated. On March 7, 2012, the Company repaid the outstanding $50.0 million term loan under the Subordinated Loan Agreement, plus accrued interest, with proceeds received from the Rights Offering.
JBS USA agreed to arrange for letters of credit to be issued on its account in the amount of $56.5 million to an insurance company serving the Company in order to allow that insurance company to return cash it held as collateral against potential workers compensation, auto and general liability claims. In return for providing this letter of credit, the Company will reimburse JBS USA for the letter of credit cost the Company would otherwise incur under its U.S. credit facility. The total costs accrued by the Company as of March 25, 2012 to reimburse JBS USA totaled $1.0 million.
U.S. Credit Facility
Pilgrim’s and certain of its subsidiaries have entered into a credit agreement (the "U.S. Credit Facility") with CoBank ACB, as administrative agent and collateral agent, and other lenders party thereto, which currently provides a $700.0 million revolving credit facility and a Term B facility. The U.S. Credit Facility also includes an accordion feature that allows us, at any time, to increase the aggregate revolving loan commitment by up to an additional $100.0 million and to increase the aggregate Term B loans commitment by up to an additional $400.0 million, in each case subject to the satisfaction of certain conditions, including an aggregate cap on all commitments under the U.S. Credit Facility of $1.85 billion. On April 22, 2011, we increased the amount of the sub-limit for swingline loans under the U.S. Credit Facility to $100.0 million. The revolving loan commitment and the Term B loans will mature on December 28, 2014.
On December 28, 2009, the Company paid loan costs totaling $50.0 million related to the U.S. Credit Facility that it recognized as an asset on its balance sheet. The Company amortizes these capitalized costs to interest expense over the life of the U.S. Credit Facility.
Subsequent to the end of each fiscal year, a portion of our cash flow must be used to repay outstanding principal amounts under the Term B loans. In April 2011, the Company paid approximately $46.3 million of its excess cash flow toward the outstanding principal under the Term B loans. After giving effect to this prepayment and other prepayments of the Term B loans, the Term B loans must be repaid in 16 quarterly installments of approximately $3.9 million beginning on April 15, 2011, with the final installment due on December 28, 2014. The Company did not have excess cash flow from 2011 to be applied toward the outstanding principal under the Term B loans. The U.S. Credit Facility also requires us to use the proceeds we receive from certain asset sales and specified debt or equity issuances and upon the occurrence of other events to repay outstanding borrowings under the U.S. Credit Facility. The cash proceeds received by the Company from the Rights Offering were not subject to this requirement. On March 25, 2012, a principal amount of $570.7 million under the Term B loans commitment was outstanding.
Actual borrowings by the Company under the revolving credit commitment component of the U.S. Credit Facility are subject to a borrowing base, which is a formula based on certain eligible inventory, eligible receivables and restricted cash under the control of CoBank ACB. As of March 25, 2012, the applicable borrowing base was $671.0 million, the amount available for borrowing under the revolving loan commitment was $439.2 million and outstanding borrowings and letters of credit under the revolving loan commitment were $192.6 million and $39.2 million, respectively.
The U.S. Credit Facility contains financial covenants and various other covenants that may adversely affect our ability to, among other things, incur additional indebtedness, incur liens, pay dividends or make certain restricted payments, consummate certain assets sales, enter into certain transactions with JBS USA and our other affiliates, merge, consolidate and/or sell or dispose of all or substantially all of our assets. On June 23, 2011 and December 16, 2011, the Company entered into amendments to the U.S. Credit Facility, which, among other things, (i) temporarily suspended the requirement for the Company to comply with the fixed charge coverage ratio and senior secured leverage ratio financial covenants until September 24, 2012, (ii) modified the fixed charge coverage ratio financial covenant so that when testing of this covenant resumes on September 24, 2012, the Company can calculate the fixed charge coverage ratio based upon a specified number of fiscal quarters selected by the Company, (iii) reduced the minimum allowable consolidated tangible net worth to the sum of $450 million plus 50% of the cumulative net income (excluding any losses) of the Company from December 16, 2011 through such date of calculation and (iv) increased the maximum allowable senior secured leverage ratio, determined for any period of four consecutive fiscal quarters ending on the last day of each fiscal quarter, to be no greater than 4.00:1.00 for periods calculated from September 24, 2012 and thereafter. The Company is currently in compliance with the modified consolidated tangible net worth covenant. The Company also expects to be in compliance with the modified fixed charge coverage ratio and senior secured leverage ratio financial covenants when the testing of these covenants resumes on September 24, 2012.
All obligations under the U.S. Credit Facility are unconditionally guaranteed by certain of the Company's subsidiaries and are secured by a first priority lien on (i) the accounts receivable and inventories of the Company and both its U.S. and Puerto Rico subsidiaries, (ii) 100% of the equity interests in the Company's U.S. and Puerto Rico subsidiaries and 65% of the equity interests in the Company's direct foreign subsidiaries, (iii) substantially all of the personal property and intangibles of the Company, its Puerto Rico subsidiaries and the guarantor subsidiaries under the U.S. Credit Facility and (iv) substantially all of the real estate and fixed assets of the Company and the guarantor subsidiaries under the U.S. Credit Facility.
Mexico Credit Facility
On October 19, 2011, Avícola Pilgrim's Pride de México, S.A. de C.V. , Pilgrim's Pride S. de R.L. de C.V. and certain Mexican subsidiaries entered into an amended and restated credit agreement (the “Mexico Credit Facility”) with ING Bank (México), S.A. Institución de Banca Múltiple, ING Grupo Financiero, as lender and ING Capital LLC, as administrative agent. The Mexico Credit Facility has a final maturity date of September 25, 2014. The Mexico Credit Facility is secured by substantially all of the assets of the Company's Mexico subsidiaries. As of March 25, 2012, the U.S. dollar-equivalent of the loan commitment under the Mexico Credit Facility was $43.7 million. There were no outstanding borrowings under the Mexico Credit Facility at March 25, 2012.

11.	INCOME TAXES
The Company recorded income tax expense of $0.7 million, a 1.6% effective tax rate, for the thirteen weeks ended March 25, 2012, compared to an income tax benefit of $9.9 million, a 7.6% effective tax rate, for the thirteen weeks ended March 27, 2011. The income tax expense recognized for the thirteen weeks ended March 25, 2012 was primarily the result of the tax expense recorded on the Company's year-to-date income and an increase in reserves for unrecognized tax benefits, offset by a decrease in valuation allowance as a result of earnings in the current period.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carry back and carry forward periods), projected future taxable income and tax-planning strategies in making this assessment. As of March 25, 2012, the Company does not believe it has sufficient positive evidence to conclude that realization of its federal, state and foreign net deferred tax assets is more likely than not to be realized.
For the thirteen weeks ended March 25, 2012 and March 27, 2011, there is no tax effect reflected in other comprehensive income (loss) because the Company has a valuation allowance.
With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations for years prior to 2003 and is no longer subject to Mexico income tax examinations for years prior to 2006. The Company continues to be under examination for Gold Kist and its subsidiaries for the tax years ended June 30, 2004 through December 27, 2006. The Company is currently working with the Internal Revenue Service (“IRS”) through the normal processes and procedures that are available to all taxpayers outside of bankruptcy to resolve the IRS' proofs of claim. There has been no significant change in the resolution of the IRS' claim since December 25, 2011. See “Note 15. Commitments and Contingencies” for additional information.

12.	PENSION AND OTHER POSTRETIREMENT BENEFITS
The Company sponsors programs that provide retirement benefits to most of its employees. These programs include qualified defined benefit pension plans, nonqualified defined benefit retirement plans, a defined benefit postretirement life insurance plan, defined contribution retirement savings plans and deferred compensation plans. Under all of our retirement plans, the Company’s expenses were $2.1 million and $2.3 million in the thirteen weeks ended March 25, 2012 and March 27, 2011, respectively.

The following table provides the components of net periodic benefit cost for the defined benefit plans mentioned above:

	Thirteen Weeks Ended
	March 25, 2012		March 27, 2011
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Service cost	$12	$—	$52	$—
Interest cost	2,029	24	2,465	34
Estimated return on plan assets	(1,435)	—	(1,856)	—
Amortization of prior service cost	—	—	1	—
Amortization of net loss	415	—	28	—
Net periodic benefit cost	$1,021	$24	$690	$34
During the thirteen weeks ended March 25, 2012, the Company contributed $1.4 million to its defined benefit plans.

13.	STOCKHOLDERS' EQUITY
Rights Offering
In January 2012, Pilgrim's commenced the Rights Offering for stockholders of record as of January 17, 2012 (the “Record Date”). The basic subscription privilege gave stockholders the option to purchase 0.2072 shares of Pilgrim's common stock, rounded up to the next largest whole number, at a subscription price of $4.50 per share for each share of Pilgrim's common stock they owned as of the Record Date. The multiplier was determined by dividing the 44,444,444 million shares being offered in the Rights Offering by the total number of shares owned by all stockholders on the Record Date. Those stockholders that exercised their basic subscription privilege in full also received an over-subscription privilege that afforded them the opportunity to purchase additional shares at the subscription price of $4.50 per share from a pool of the shares left over should not all stockholders elect to exercise their basic subscription privileges in full. JBS USA committed to participate in the Rights Offering and exercise its basic and over-subscription privileges in full. The last day a stockholder could exercise either their basic subscription rights or their over-subscription rights was February 29, 2012. On March 7, 2012, the Company issued 44,444,444 shares of common stock to stockholders that exercised their basic subscription privileges and over-subscription privileges under the Rights Offering. Gross proceeds received under the Rights Offering totaled $200.0 million. The Company incurred costs directly attributable to the Rights Offering of $1.6 million that it deferred and charged against the proceeds of the Rights Offering in Additional Paid-in Capital on the Condensed Consolidated Balance Sheet. The Company used the net proceeds of $198.4 million for additional working capital to improve its capital position and for general corporate purposes. Pilgrim's also used a portion of the net proceeds to repay the outstanding principal amount of $50.0 million, plus accrued interest, of its subordinated debt owed to JBS USA and to repay indebtedness under the U.S. Credit Facility.
The Rights Offering contained a subscription price that was less than the fair value of the Company's common stock on the last day the rights could be exercised. This price discount is considered a bonus element similar to a stock dividend. Because of this bonus element, the Company adjusted both the weighted average basic and diluted shares outstanding as reported in the Quarterly Report on Form 10-Q filed with the SEC on April 29, 2011 by multiplying those weighted average shares by an adjustment factor that represented the $6.40 fair value of a share of the Company's common stock immediately prior to the exercise of the basic and over-subscription privileges under the Rights Offering divided by the $6.07 theoretical ex-rights fair value of a share of the Company's common stock immediately prior to the exercise of the basic and over-subscription privileges under the Rights Offering. Weighted average basic and diluted shares outstanding and net loss per weighted average basic and diluted share for the thirteen weeks ended March 27, 2011 as originally reported and as adjusted for this bonus element were as follows:

	As Originally Reported	As Adjusted	Effect of Change
	(In thousands, except per share data)
Weighted average basic shares	214,282	224,996	10,714
Weighted average diluted shares	214,282	224,996	10,714
Net loss per weighted average basic share	$(0.56)	$(0.54)	$0.02
Net loss per weighted average diluted share	$(0.56)	$(0.54)	$0.02

Share-Based Compensation
The Company granted 200,000 restricted shares of its common stock to William W. Lovette, the Company’s Chief Executive Officer, effective January 14, 2011 in connection with the employment agreement with Mr. Lovette. Restrictions on fifty percent of these shares will lapse on January 3, 2013 and restrictions on the remaining shares will lapse on January 3, 2014, subject to Mr. Lovette’s continued employment with the Company through the applicable vesting date. The $1.4 million fair value of the shares as of the grant date was determined by multiplying the number of shares granted by the closing market price of the Company’s common stock on the grant date. Assuming no forfeiture of shares, the Company will recognize share-based compensation expense of $0.7 million ratably from January 14, 2011 to January 3, 2013. The Company will also recognize share-based compensation expense of $0.7 million ratably from January 14, 2011 to January 3, 2014. During both the thirteen weeks ended March 25, 2012 and March 27, 2011, the Company recognized share-based compensation expense totaling $0.1 million.
Anti-dilutive Common Stock Equivalents
Due to the net loss incurred in the thirteen weeks ended March 27, 2011, the Company did not include 15,240 common stock equivalents in the calculation of the denominator used for net loss per weighted average diluted common share outstanding as these common stock equivalents would be anti-dilutive.
Restrictions on Retained Earnings
The U.S. Credit Facility prohibits us from paying dividends on the common stock of the Company. Further, the indenture governing the 2018 Notes restricts, but does not prohibit, the Company from declaring dividends.
14.     RELATED PARTY TRANSACTIONS
On December 28, 2009, JBS USA became the holder of the majority of the common stock of the Company. Lonnie A. “Bo” Pilgrim and certain entities related to Mr. Pilgrim collectively owned the second-largest block of Pilgrim’s common stock. On March 12, 2012, Mr. Pilgrim and certain entities related to Mr. Pilgrim entered into an agreement to sell 18,924,438 shares of the Company's common stock to JBS USA. This agreement closed on March 26, 2012. The transaction increased JBS USA's beneficial ownership of the Company's common stock to 75.3%. Mr. Pilgrim served as the Founder Director of the Company until he resigned on March 12, 2012.
Transactions with a JBS USA subsidiary and the former Founder Director are summarized below:

	Thirteen Weeks Ended
	March 25, 2012	March 27, 2011
	(In thousands)
JBS USA, LLC:
Purchases from JBS USA, LLC	$14,729	$40,046
Expenditures paid by JBS USA, LLC on behalf of Pilgrim’s Pride Corporation(a)	15,325	7,869
Sales to JBS USA, LLC	58,142	23,734
Expenditures paid by Pilgrim’s Pride Corporation on behalf of JBS USA, LLC(a)	1,124	171
Former Founder Director:
Contract grower compensation paid to former Founder Director	297	300
Consulting fee paid to former Founder Director(b)	374	374
Board fees paid to former Founder Director(b)	45	37
Sales to former Founder Director	1	1

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

(b)
In connection with the Company’s plan of reorganization, the Company and the former Founder Director entered into a consulting agreement, which became effective on December 28, 2009. The terms of the consulting agreement include, among other things, that the former Founder Director (i) will provide services to the Company that are comparable in the aggregate with the services provided by him to the Company prior to December 28, 2009, (ii) will be appointed to the Board of Directors of the Company and during the term of the consulting agreement will be nominated to serve subsequent terms as Founder Director, (iii) will be compensated for services rendered to the Company at a rate of $1.5 million per year for a term of five years, (iv) will be subject to customary non-solicitation and non-competition provisions and (v) will be, along with his spouse, provided with medical benefits (or will be compensated for medical coverage) that are comparable in the aggregate to the medical benefits afforded to employees of the Company. As a result of Mr. Pilgrim's resignation as Founder Director on March 12, 2012, the Company is no longer required to nominate Mr. Pilgrim to serve subsequent terms as Founder Director during the remaining term of the consulting agreement.
As of March 25, 2012 and December 25, 2011, the outstanding payable to JBS USA, LLC was $8.3 million and $11.7 million, respectively. As of March 25, 2012 and December 25, 2011, the outstanding receivable from JBS USA, LLC was $19.4 million and $21.2 million, respectively. As of March 25, 2012, approximately $3.9 million of goods from JBS USA, LLC were in transit and not reflected on our Condensed Consolidated Balance Sheet.
The Company is party to grower contracts involving farms owned by the former Founder Director that provide for the placement of Company-owned flocks on these farms during the grow-out phase of production. These contracts are on terms substantially the same as contracts executed by the Company with unaffiliated parties. The former Founder Director can terminate the contracts upon completion of the grow-out phase for each flock. The Company can terminate the contracts within a specified timeframe pursuant to newly-issued regulations by the Grain Inspection, Packers and Stockyards Administration of the U.S. Department of Agriculture.
The Company maintains depository accounts with a financial institution in which the former Founder Director is also a major stockholder. Fees paid to this bank during the thirteen weeks ended March 25, 2012 and March 27, 2011 were insignificant. The Company had account balances at this financial institution of approximately $1.5 million and $1.9 million at March 25, 2012 and December 25, 2011, respectively.
The former Founder Director has deposited $0.3 million with the Company as an advance on miscellaneous expenditures.
A son of the former Founder Director occasionally sells commodity feed products and a limited amount of other services to the Company. There were no significant purchases during the thirteen weeks ended March 25, 2012 and March 27, 2011. He also leases a small amount of land from the Company for an insignificant rental amount.
On March 2, 2011, the Company agreed to purchase the home of Bill Lovette, our Chief Executive Officer, in Arkansas on reasonable and customary commercial terms and at a purchase price not to exceed approximately $2.1 million. Consequently, Mr. Lovette transferred all of the rights and the Company assumed all obligations relative to the property for a purchase price of $2.1 million. His home has not yet been resold. The Company will be responsible for commissions and closing costs on the resale of the home.
On June 23, 2011, the Company entered into the Subordinated Loan Agreement with JBS USA. For additional information regarding the Subordinated Loan Agreement, see "Note 10. Long-Term Debt and Other Borrowing Arrangements."
JBS USA agreed to arrange for letters of credit to be issued on its account in the amount of $56.5 million to an insurance company serving the Company in order to allow that insurance company to return cash it held as collateral against potential workers compensation, auto and general liability claims. In return for providing this letter of credit, the Company will reimburse JBS USA for the letter of credit cost the Company would otherwise incur under its U.S. credit facility. The total costs accrued by the Company as of March 25, 2012 to reimburse JBS USA totaled $1.0 million.

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
On December 1, 2008, Pilgrim’s and six of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court for the Northern District of Texas, Fort Worth Division. The cases were jointly administered under Case No. 08-45664. The Company emerged from Chapter 11 on December 28, 2009. The Company continues to work through the claims allowance process with respect to claims arising before December 28, 2009. The Company will be responsible to the extent those claims become allowed claims. The Company has resolved a majority of the claims filed against it through settlement or by Bankruptcy Court order. The claims resolution process continues for the remaining unresolved claims and will continue until all claims are concluded. Unpaid amounts related to unresolved claims are classified in Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets. During the thirteen weeks ended March 25, 2012 the Company did not make any payments to creditors to settle allowed claim amounts. During the thirteen weeks ended March 27, 2011, the Company paid creditors approximately $0.4 million to settle allowed claim amounts and interest accrued on those claim amounts. As of March 25, 2012, the following pre-petition obligations relating to claims not subject to litigation remain outstanding:

In thousands
Trade claims	$251
Interest accrued on unpaid claims	28
Total pre-petition obligations	$279
The Company is also the named defendant in several pre-petition lawsuits that, as of March 25, 2012, have not been resolved. Among the claims presently pending are claims brought against certain current and former directors, executive officers and employees of the Company, the Pilgrim’s Pride Administrative Committee and the Pilgrim’s Pride Pension Committee seeking unspecified damages under section 502 of the Employee Retirement Income Security Act of 1974 (“ERISA”), 29 U.S.C. § 1132. These claims were brought by individual participants in the Pilgrim’s Pride Retirement Savings Plan, individually and on behalf of a putative class, alleging that the defendants breached fiduciary duties to plan participants and beneficiaries or otherwise violated ERISA. Although the Company is not a named defendant in these claims, our bylaws require us to indemnify our current and former directors and officers from any liabilities and expenses incurred by them in connection with actions they took in good faith while serving as an officer or director. In these actions the plaintiffs assert claims in excess of $35.0 million. The likelihood of an unfavorable outcome or the amount or range of any possible loss to the Company cannot be determined at this time.
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

Other claims presently pending against the Company are claims seeking unspecified damages brought by current or former contract chicken growers who allege, along with other assertions, that the Company breached grower contracts and made false representations to induce the plaintiffs into building chicken farms and entering into chicken growing agreements with the Company. In the case styled Shelia Adams, et al. v. Pilgrim's Pride Corporation, on September 30, 2011, the trial court issued its findings of fact and conclusions of law stating that the Company violated section 192(e) of the Packers and Stockyards Act of 1921 by purportedly attempting to manipulate the price of chicken by idling the El Dorado, Arkansas complex and rejecting the El Dorado growers' contracts. The trial court awarded damages in the amount of $25.8 million. Afterward, the Company filed post-judgment motions attacking the trial court's findings of fact and conclusions of law, which, on December 28, 2011, were granted in part and resulted in a reduction of the damages award from $25.8 million to $25.6 million. On January 19, 2012, the Company appealed the findings of fact and conclusions of law and decision concerning the post-judgment motions to the United States Fifth Circuit Court of Appeals. The Company intends to vigorously pursue its appellate rights and defend against the underlying judgment. While the outstanding judgment is reasonably possible, the Company has recorded an estimated probable loss that is less than the outstanding judgment. The remaining growers' claims are now scheduled to be tried in the summer and fall of 2012. The Company intends to vigorously defend against these claims. Although the likelihood of financial loss related to the remaining growers' claims is reasonably possible, an estimate of potential loss cannot be determined at this time because of now conflicting legal authority, the factual nature of the various growers' individual claims, and a new judge who will preside over the remaining bench trials. There can be no assurances that other similar claims may not be brought against the Company.
The IRS has filed an amended proof of claim in the Bankruptcy Court pursuant to which the IRS asserts claims that total $74.7 million. We have filed in the Bankruptcy Court (i) an objection to the IRS' amended proof of claim, and (ii) a motion requesting the Bankruptcy Court to determine our U.S. federal tax liability pursuant to Sections 105 and 505 of the Bankruptcy Code. The objection and motion assert that the Company has no liability for the additional U.S. federal taxes that have been asserted for pre-petition periods by the IRS. The IRS has responded in opposition to our objection and motion. On July 8, 2010, the Bankruptcy Court granted our unopposed motion requesting that the Bankruptcy Court abstain from determining our federal tax liability. As a result, we intend to work with the IRS through the normal processes and procedures that are available to all taxpayers outside of bankruptcy (including the United States Tax Court (“Tax Court”) proceedings discussed below) to resolve the IRS' amended proof of claim.
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
16.     SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION
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
The tables below present the condensed consolidating balance sheets as of March 25, 2012 and December 25, 2011, the condensed consolidating statements of operations and cash flows for the thirteen weeks ended March 25, 2012 and March 27, 2011 based on the guarantor structure.

CONDENSED CONSOLIDATING BALANCE SHEETS
March 25, 2012

	Parent	Subsidiary Guarantor	Subsidiary Non-Guarantors	Eliminations/ Adjustments	Consolidation
	(In thousands)
Cash and cash equivalents	$24,129	$—	$23,441	$—	$47,570
Restricted cash and cash equivalents	—	—	4,684	—	4,684
Investment in available-for-sale securities	—	—	156	—	156
Trade accounts and other receivables, less allowance for doubtful accounts	302,877	1,632	46,323	—	350,832
Account receivable from JBS USA, LLC	19,406	—	—	—	19,406
Inventories	788,755	22,635	99,040	—	910,430
Income taxes receivable	60,112	—	4,614	(842)	63,884
Current deferred tax assets	—	4,003	1,492	(5,495)	—
Prepaid expenses and other current assets	22,834	156	17,598	—	40,588
Assets held for sale	34,185	—	16,035	—	50,220
Total current assets	1,252,298	28,426	213,383	(6,337)	1,487,770
Investment in available-for-sale securities	—	—	591	—	591
Intercompany receivable	31,583	35,006	—	(66,589)	—
Investment in subsidiaries	328,905	—	—	(328,905)	—
Deferred tax assets	75,392	—	7	(4,300)	71,099
Other long-lived assets	50,965	—	180,480	(180,000)	51,445
Identified intangible assets, net	30,403	—	12,253	—	42,656
Property, plant and equipment, net	1,075,544	48,251	104,973	(3,888)	1,224,880
Total assets	$2,845,090	$111,683	$511,687	$(590,019)	$2,878,441
Accounts payable	$244,676	$9,041	$39,414	$—	$293,131
Account payable to JBS USA, LLC	8,339	—	—	—	8,339
Accrued expenses and other current liabilities	233,407	17,143	40,087	—	290,637
Income taxes payable	—	—	842	(842)	—
Current deferred tax liabilities	83,809	—	1,014	(5,495)	79,328
Current maturities of long-term debt	15,614	—	—	—	15,614
Total current liabilities	585,845	26,184	81,357	(6,337)	687,049
Long-term debt, less current maturities	1,274,510	—	—	(25,000)	1,249,510
Intercompany payable	—	—	66,589	(66,589)	—
Deferred tax liabilities	—	4,003	297	(4,300)	—
Other long-term liabilities	287,039	—	12,867	(155,000)	144,906
Total liabilities	2,147,394	30,187	161,110	(257,226)	2,081,465
Total Pilgrim’s Pride Corporation stockholders’ equity	697,696	81,496	347,334	(332,793)	793,733
Noncontrolling interest	—	—	3,243	—	3,243
Total stockholders’ equity	697,696	81,496	350,577	(332,793)	796,976
Total liabilities and stockholders’ equity	$2,845,090	$111,683	$511,687	$(590,019)	$2,878,441

CONDENSED CONSOLIDATING BALANCE SHEETS
December 25, 2011

	Parent	Subsidiary Guarantor	Subsidiary Non-Guarantors	Eliminations/ Adjustments	Consolidation
	(In thousands)
Cash and cash equivalents	$13,733	$30	$27,846	$—	$41,609
Restricted cash and cash equivalents	—	—	7,680	—	7,680
Investment in available-for-sale securities	—	—	157	—	157
Trade accounts and other receivables, less allowance for doubtful accounts	302,809	1,575	44,838	—	349,222
Account receivable from JBS USA, LLC	21,198	—	—	—	21,198
Inventories	766,227	21,144	91,723	—	879,094
Income taxes receivable	62,160	—	528	(3,621)	59,067
Current deferred tax assets	—	4,003	1,478	(5,481)	—
Prepaid expenses and other current assets	35,877	87	16,386	—	52,350
Assets held for sale	37,754	—	16,062	—	53,816
Total current assets	1,239,758	26,839	206,698	(9,102)	1,464,193
Investment in available-for-sale securities	—	—	497	—	497
Intercompany receivable	50,064	33,978	—	(84,042)	—
Investment in subsidiaries	304,395	—	—	(304,395)	—
Deferred tax assets	75,392	—	7	(4,300)	71,099
Other long-lived assets	57,460	—	180,461	(180,000)	57,921
Identified intangible assets, net	31,384	—	12,699	—	44,083
Property, plant and equipment, net	1,090,376	49,336	105,928	(3,888)	1,241,752
Total assets	$2,848,829	$110,153	$506,290	$(585,727)	$2,879,545
Accounts payable	$270,538	$13,033	$45,293	$—	$328,864
Account payable to JBS USA, LLC	11,653	—	—	—	11,653
Accrued expenses and other current liabilities	226,016	17,193	38,588	—	281,797
Income taxes payable	—	—	3,621	(3,621)	—
Current deferred tax liabilities	83,795	—	934	(5,481)	79,248
Current maturities of long-term debt	15,611	—	—	—	15,611
Total current liabilities	607,613	30,226	88,436	(9,102)	717,173
Long-term debt, less current maturities	1,433,001	—	—	(25,000)	1,408,001
Note payable to JBS USA Holdings, Inc.	50,000	—	—	—	50,000
Intercompany payable	—	—	84,042	(84,042)	—
Deferred tax liabilities	—	4,003	297	(4,300)	—
Other long-term liabilities	289,697	—	11,675	(155,431)	145,941
Total liabilities	2,380,311	34,229	184,450	(277,875)	2,321,115
Total Pilgrim’s Pride Corporation stockholders’ equity	468,518	75,924	319,022	(307,852)	555,612
Noncontrolling interest	—	—	2,818	—	2,818
Total stockholders’ equity	468,518	75,924	321,840	(307,852)	558,430
Total liabilities and stockholders’ equity	$2,848,829	$110,153	$506,290	$(585,727)	$2,879,545

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Thirteen Weeks Ended March 25, 2012

	Parent	Subsidiary Guarantor	Subsidiary Non-Guarantors	Eliminations/ Adjustments	Consolidation
	(In thousands)
Net sales	$1,639,563	$76,486	$233,289	$(60,565)	$1,888,773
Cost of sales	1,567,352	67,543	204,378	(60,565)	1,778,708
Gross profit	72,211	8,943	28,911	—	110,065
Selling, general and administrative expense	40,218	—	5,038	—	45,256
Administrative restructuring charges	2,880	—	5	—	2,885
Operating income	29,113	8,943	23,868	—	61,924
Interest expense, net	28,076	—	169	—	28,245
Interest income	(9)	—	(265)	—	(274)
Foreign currency transaction losses (gains)	23	—	(5,951)	—	(5,928)
Miscellaneous, net	(118)	(9)	(529)	286	(370)
Income (loss) before income taxes	1,141	8,952	30,444	(286)	40,251
Income tax expense (benefit)	(4,677)	3,379	1,951	—	653
Income (loss) before equity in earnings of consolidated subsidiaries	5,818	5,573	28,493	(286)	39,598
Equity in earnings of consolidated subsidiaries	33,640	—	—	(33,640)	—
Net income (loss)	39,458	5,573	28,493	(33,926)	39,598
Less: Net income attributable to noncontrolling interest	—	—	425	—	425
Net income (loss) attributable to Pilgrim’s Pride Corporation	$39,458	$5,573	$28,068	$(33,926)	$39,173

Comprehensive income (loss)	$39,873	$5,573	$28,498	$(33,926)	$40,018
Comprehensive income attributable to noncontrolling interests	—	—	425	—	425
Comprehensive income (loss) attributable to Pilgrim's Pride Corporation	$39,873	5,573	$28,073	$(33,926)	$39,593

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Thirteen Weeks Ended March 27, 2011

	Parent	Subsidiary Guarantor	Subsidiary Non-Guarantors	Eliminations/ Adjustments	Consolidation
	(In thousands)
Net sales	$1,542,670	$110,010	$323,623	$(83,827)	$1,892,476
Cost of sales	1,588,107	102,071	337,887	(83,827)	1,944,238
Operational restructuring charges	1,348	—	—	—	1,348
Gross profit (loss)	(46,785)	7,939	(14,264)	—	(53,110)
Selling, general and administrative expense	45,161	—	8,087	—	53,248
Administrative restructuring charges	418	—	—	—	418
Operating income (loss)	(92,364)	7,939	(22,351)	—	(106,776)
Interest expense, net	27,187	—	320	—	27,507
Interest income	(301)	—	(409)	—	(710)
Foreign currency transaction gains	(201)	—	(2,534)	—	(2,735)
Miscellaneous, net	25,178	1,127	(27,898)	522	(1,071)
Income (loss) before income taxes	(144,227)	6,812	8,170	(522)	(129,767)
Income tax expense (benefit)	(14,750)	2,571	2,307	—	(9,872)
Income (loss) before equity in earnings of consolidated subsidiaries	(129,477)	4,241	5,863	(522)	(119,895)
Equity in earnings of consolidated subsidiaries	9,236	—	—	(9,236)	—
Net income (loss)	(120,241)	4,241	5,863	(9,758)	(119,895)
Less: Net income attributable to noncontrolling interests	—	—	865	—	865
Net income (loss) attributable to Pilgrim’s Pride Corporation	$(120,241)	$4,241	$4,998	$(9,758)	$(120,760)

Comprehensive income (loss)	$(120,279)	$4,241	$5,386	$(9,758)	$(120,410)
Comprehensive income attributable to noncontrolling interests	—	—	865	—	865
Comprehensive income (loss) attributable to Pilgrim's Pride Corporation	$(120,279)	$4,241	$4,521	$(9,758)	$(121,275)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Thirteen Weeks Ended March 25, 2012

	Parent	Subsidiary Guarantor	Subsidiary Non-Guarantors	Eliminations/ Adjustments	Consolidation
	(In thousands)
Cash flows provided (used in) by operating activities	$31,926	$291	$(2,980)	$145	$29,382
Cash flows from investing activities:
Acquisitions of property, plant and equipment	(13,758)	(321)	(2,591)	—	(16,670)
Purchases of investment securities	—	—	(88)	—	(88)
Proceeds from property sales and disposals	2,451	—	615	—	3,066
Cash used in investing activities	(11,307)	(321)	(2,064)	—	(13,692)
Cash flows from financing activities:
Payments on note payable to JBS USA Holdings, Inc.	(50,000)	—	—	—	(50,000)
Proceeds from long-term debt	183,200	—	—	—	183,200
Payments on long-term debt	(341,802)	—	—	—	(341,802)
Proceeds from sale of common stock	198,379	—	—	—	198,379
Other financing activities	—	—	145	(145)	—
Cash provided by (used in) financing activities	(10,223)	—	145	(145)	(10,223)
Effect of exchange rate changes on cash and cash equivalents	—	—	494	—	494
Increase (decrease) in cash and cash equivalents	10,396	(30)	(4,405)	—	5,961
Cash and cash equivalents, beginning of period	13,733	30	27,846	—	41,609
Cash and cash equivalents, end of period	$24,129	$—	$23,441	$—	$47,570

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Thirteen Weeks Ended March 27, 2011

	Parent	Subsidiary Guarantor	Subsidiary Non-Guarantors	Eliminations/ Adjustments	Consolidation
	(In thousands)
Cash flows provided by (used in) operating activities	$(116,077)	$4,260	$9,936	$(522)	$(102,403)
Cash flows from investing activities:
Acquisitions of property, plant and equipment	(57,547)	(4,261)	(2,152)	—	(63,960)
Purchases of investment securities	—	—	(1,353)	—	(1,353)
Proceeds from sale or maturity of investment securities	—	—	831	—	831
Proceeds from property sales and disposals	3,416	1	985	—	4,402
Cash used in investing activities	(54,131)	(4,260)	(1,689)	—	(60,080)
Cash flows from financing activities:
Proceeds from long-term debt	255,300	—	—	—	255,300
Payments on long-term debt	(135,625)	—	—	—	(135,625)
Payment of capitalized loan costs	(689)	—	—	—	(689)
Other financing activities	—	—	(522)	522	—
Cash provided by (used in) financing activities	118,986	—	(522)	522	118,986
Effect of exchange rate changes on cash and cash equivalents	—	—	433	—	433
Decrease in cash and cash equivalents	(51,222)	—	8,158	—	(43,064)
Cash and cash equivalents, beginning of period	67,685	—	38,392	—	106,077
Cash and cash equivalents, end of period	$16,463	$—	$46,550	$—	$63,013

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Description of the Company
Pilgrim’s Pride Corporation (referred to herein as “Pilgrim’s,” “PPC,” “the Company,” “we,” “us,” “our,” or similar terms) is the second-largest chicken company in the world, with operations in the United States (“U.S.”), Mexico and Puerto Rico. Pilgrim's products are sold to foodservice, retail and frozen entrée customers. The Company's primary distribution is through retailers, foodservice distributors and restaurants throughout the United States and Puerto Rico and in the northern and central regions of Mexico. Additionally, the Company exports chicken products to approximately 105 countries. Pilgrim's fresh chicken products consist of refrigerated whole chickens, whole cut-up chickens and selected chicken parts that are either marinated or non-marinated. The Company's prepared chicken products include fully cooked, ready-to-cook and individually frozen chicken parts, strips, nuggets and patties, some of which are are either breaded or non-breaded and either marinated or non-marinated. As a vertically integrated company, we control every phase of the production of our products. We operate feed mills, hatcheries, processing plants and distribution centers in 12 U.S. states, Puerto Rico and Mexico. Pilgrim's employs approximately 38,500 people and has the capacity to process more than 36 million birds per week for a total of more than 9.5 billion pounds of live chicken annually. Approximately 4,100 contract growers supply poultry for the Company's operations.
As of March 25, 2012, JBS USA Holdings, Inc. ("JBS USA"), a wholly-owned indirect subsidiary of Brazil-based JBS S.A., owned 68.0% of the Company's outstanding common stock. Subsequent to the balance sheet date, JBS USA purchased 18,924,438 shares from our former Founder Director and increased their stake in the Company to 75.3%.
Pilgrim’s operates on a 52/53-week fiscal year that ends on the Sunday falling on or before December 31. The reader should assume any reference we make to a particular year (for example, 2012) in this report applies to our fiscal year and not the calendar year.
Executive Summary
We reported net income attributable to Pilgrim’s Pride Corporation of $39.2 million, or $0.18 per diluted common share, for the thirteen weeks ended March 25, 2012 compared to a net loss attributable to Pilgrim’s Pride Corporation of $120.8 million, or $0.54 per diluted common share, for the thirteen weeks ended March 27, 2011. These operating results included gross profit of $110.1 million and gross losses of $53.1 million for the respective periods. For the thirteen weeks ended March 27, 2011, we recognized operational restructuring charges of $1.3 million. We did not recognize operational restructuring charges in the thirteen weeks ended March 25, 2012. For the thirteen weeks ended March 25, 2012 and March 27, 2011, we recognized administrative restructuring charges of $2.9 million and $0.4 million, respectively. During the thirteen weeks ended March 25, 2012, $29.4 million of cash was provided by operations and during the thirteen weeks ended March 27, 2011, $102.4 million of cash was used in operations. At March 25, 2012, we had cash and cash equivalents totaling $47.6 million.
Market prices for corn remained volatile during the thirteen weeks ended March 25, 2012, ranging from $5.93 per bushel to $6.79 per bushel. Market prices for soybean meal increased during the thirteen weeks ended March 25, 2012 reached a high of $374.50 per ton. There can be no assurance that our feed ingredient prices will not continue to increase materially. The following table compares the highest and lowest prices reached on nearby futures for one bushel of corn and one ton of soybean meal during the current year and previous three years:

	Corn		Soybean Meal
	Highest Price	Lowest Price	Highest Price	Lowest Price
2012:
First Quarter	$6.79	$5.93	$374.50	$299.00
2011:
Fourth Quarter	6.66	5.72	332.20	273.50
Third Quarter	7.65	6.17	382.20	325.80
Second Quarter	7.99	6.40	378.50	338.00
First Quarter	7.35	5.95	391.00	340.00
2010	6.15	3.25	364.90	249.60
2009(a)	4.50	3.00	433.40	264.80

(a)	For the fifty-two weeks ended December 27, 2009.

We purchase derivative financial instruments, specifically exchange-traded futures and options, in an attempt to mitigate price risk related to our anticipated consumption of commodity inputs such as corn, soybean meal and natural gas. We do not designate derivative financial instruments that we purchase to mitigate commodity purchase exposures as cash flow hedges; therefore, we recognize changes in the fair value of these derivative financial instruments immediately in earnings. The Company recognized net losses of $4.6 million and net gains of $32.0 million related to changes in the fair value of its derivative financial instruments during the thirteen weeks ended March 25, 2012 and March 27, 2011, respectively.
Market prices for chicken products are currently at levels sufficient to offset the higher costs of feed ingredients. There can be no assurance that chicken prices will not decrease due to such factors as competition from other proteins and substitutions by consumers of non-protein foods because of uncertainty surrounding the general economy and unemployment.
From time to time, the we incur costs to implement exit or disposal efforts for specific operations. These exit or disposal plans focus on various aspects of operations, including closing and consolidating certain processing facilities, rationalizing headcount and aligning operations in the most strategic and cost-efficient structure. During the thirteen weeks ended March 25, 2012, were recognized total costs of $3.0 million, which included facility closure costs of $1.6 million, asset impairment costs of $1.3 million and employee-related costs of $0.1 million, related to exit or disposal efforts. During the thirteen weeks ended March 27, 2011, we recognized total costs of $2.3 million, which included asset impairment costs of $1.8 million and employee-related costs of $0.5 million, related to exit or disposal efforts. We expect to incur additional costs related to ongoing exit or disposal efforts totaling $12.6 million.
We continue to review and evaluate various restructuring and other alternatives to streamline our operations, improve efficiencies and reduce costs. Such initiatives may include selling assets, consolidating operations and functions, employee relocation and voluntary and involuntary employee separation programs. Any such actions may require us to obtain the pre-approval of the lenders under our secured revolving credit and term loan agreement with CoBank ACB, as administrative agent and collateral agent, and certain other lenders party thereto (the “U.S. Credit Facility”). In addition, such actions will subject us to additional short-term costs, which may include asset impairment charges, lease commitment costs, employee retention and severance costs and other costs. Certain of these activities may have a disproportionate impact on our income relative to the cost savings.
On November 18, 2011, we sold certain real property, inventory, equipment, accounts receivable and other assets related to our distribution business to JBS USA, LLC and JBS Trading International, Inc. On December 2, 2011, we sold certain real property, inventory, livestock, equipment, accounts receivable and other assets related to our pork business to Swift Pork Company, a wholly owned subsidiary of JBS USA, LLC. Our distribution business generated net income of $2.6 million on net sales of $88.0 million during the thirteen weeks ended March 27, 2011. Our pork business incurred a net loss of $0.3 million on net sales of $8.7 million during the thirteen weeks ended March 27, 2011.
In January 2012, Pilgrim's commenced the Rights Offering for stockholders of record as of January 17, 2012 (the “Record Date”). The basic subscription privilege gave stockholders the option to purchase 0.2072 shares of Pilgrim's common stock, rounded up to the next largest whole number, at a subscription price of $4.50 per share for each share of Pilgrim's common stock they owned as of the Record Date. The multiplier was determined by dividing the 44,444,444 million shares being offered in the Rights Offering by the total number of shares owned by all stockholders on the Record Date. Those stockholders that exercised their basic subscription privilege in full also received an over-subscription privilege that afforded them the opportunity to purchase additional shares at the subscription price of $4.50 per share from a pool of the shares left over should not all stockholders elect to exercise their basic subscription privileges in full. JBS USA committed to participate in the Rights Offering and exercise its basic and over-subscription privileges in full. The last day a stockholder could exercise either their basic subscription rights or their over-subscription rights was February 29, 2012. On March 7, 2012, the Company issued 44,444,444 shares of common stock to stockholders that exercised their basic subscription privileges and over-subscription privileges under the Rights Offering. Gross proceeds received under the Rights Offering totaled $200.0 million. The Company incurred costs directly attributable to the Rights Offering of $1.6 million that it deferred and charged against the proceeds of the Rights Offering in Additional Paid-in Capital on the Condensed Consolidated Balance Sheet. The Company used the net proceeds of $198.4 million for additional working capital to improve its capital position and for general corporate purposes. Pilgrim's also used a portion of the net proceeds to repay the outstanding principal amount of $50.0 million, plus accrued interest, of its subordinated debt owed to JBS USA and to repay indebtedness under the U.S. Credit Facility.
Trade authorities in Mexico, the top international market for U.S. chicken in recent years, are currently investigating U.S. producers over dumping complaints lodged by certain Mexican chicken processors. These Mexican chicken processors allege U.S. producers sold chicken legs and thighs on the Mexican market below their cost of production in 2010. We cannot predict the outcome of this investigation.

Business Segment and Geographic Reporting
We operate in one reportable business segment, as a producer and seller of chicken products we either produce or purchase for resale in the U.S., Puerto Rico and Mexico. We conduct separate operations in the U.S., Puerto Rico and Mexico; however, for geographic reporting purposes, we include Puerto Rico with our U.S. operations. Corporate expenses are allocated to Mexico based upon various apportionment methods for specific expenditures incurred related thereto with the remaining amounts allocated to the U.S.
Results of Operations
Thirteen Weeks Ended March 25,2012 Compared to Thirteen Weeks Ended March 27, 2011
Net sales. Net sales generated in the thirteen weeks ended March 25, 2012 decreased $3.7 million, or 0.2%, from net sales generated in the thirteen weeks ended March 27, 2011. The following table provides net sales information:

Sources of net sales	Thirteen Weeks Ended March 25, 2012	Change from Thirteen Weeks Ended March 27, 2011
		Amount	Percent
	(In thousands, except percent data)
United States	$1,684,604	$(25,675)	(1.5)%	(a)
Mexico	204,169	21,972	12.1%	(b)
Total net sales	$1,888,773	$(3,703)	(0.2)%

(a)
U.S. net sales generated in the thirteen weeks ended March 25, 2012 decreased $25.7 million, or 1.5%, from U.S. sales generated in the thirteen weeks ended March 27, 2011 primarily because of decreased pounds sold partially offset by increased net revenue per pound sold. The decrease in pounds sold, which resulted in part from the fourth quarter 2011 disposals of our distribution and pork businesses, contributed $127.7 million, or 7.5 percentage points, to the revenue decrease. The disposed distribution and pork businesses generated net sales of $96.7 million during the thirteen weeks ended March 27, 2011. Increased net revenue per pound sold, which resulted primarily from an increase in market prices, partially offset the impact that sales volume had on the revenue comparison by $102.0 million, or 6.0 percentage points. Included in U.S. net sales generated during the thirteen weeks ended March 25, 2012 and March 27, 2011 were net sales to JBS USA, LLC totaling $58.1 million and $23.7 million, respectively.

(b)
Mexico sales generated in the thirteen weeks ended March 25, 2012 increased $22.0 million, or 12.1%, from Mexico sales generated in the thirteen weeks ended March 27, 2011. An increase in unit sales volume, which resulted primarily from higher customer demand, contributed $7.9 million, or 4.4 percentage points, to the period’s revenue increase. An increase in sales price, partially offset by movement in the exchange rate between the Mexican peso and the U.S. dollar, contributed $14.0 million, or 7.7 percentage points. Other factors affecting the increase in Mexico net sales were immaterial.

Gross profit (loss). Gross profit (loss) increased by $163.2 million, or 307.2% from a loss of $53.1 million generated in the thirteen weeks ended March 27, 2011 to a profit of $110.1 million incurred in the thirteen weeks ended March 25, 2012. The following tables provide information regarding gross profit and cost of sales information:

Components of gross profit	Thirteen Weeks Ended March 25, 2012	Change from Thirteen Weeks Ended March 27, 2011		Percent of Net Sales
				Thirteen Weeks Ended
				March 25, 2012	March 27, 2011
		Amount	Percent
	In thousands, except percent data
Net sales	$1,888,773	$(3,703)	(0.2)%	100.0%	100.0%
Cost of sales	1,778,708	(165,530)	(8.5)%	94.2%	102.7%	(a)(b)
Operational restructuring charges	—	(1,348)	NA	—%	0.1%	(c)
Gross profit	$110,065	$163,175	(307.2)%	5.8%	(2.8)%

Sources of gross profit	Thirteen Weeks Ended March 25, 2012	Change from Thirteen Weeks Ended March 27, 2011
		Amount	Percent
	(In thousands, except percent data)
United States	$84,335	$146,129	236.5%	(a)
Mexico	25,730	17,046	196.3%	(b)
Total gross profit	$110,065	$163,175	307.2%

Sources of cost of sales	Thirteen Weeks Ended March 25, 2012	Change from Thirteen Weeks Ended March 27, 2011
		Amount	Percent
	(In thousands, except percent data)
United States	$1,600,269	$(170,456)	(9.6)%	(a)
Mexico	178,439	4,926	2.8%	(b)
Total cost of sales	$1,778,708	$(165,530)	(8.5)%
Sources of operational restructuring charges	Thirteen Weeks Ended March 25, 2012	Change from Thirteen Weeks Ended March 27, 2011
		Amount	Percent
	(In thousands, except percent data)
United States	$—	$(1,348)	NA	(c)
Mexico	—	—	NA
Total cost of sales	$—	$(1,348)	NA

(a)
Cost of sales incurred by the U.S. operations during the thirteen weeks ended March 25, 2012 decreased $170.5 million, or 9.6%, from cost of sales incurred by the U.S. operations during the thirteen weeks ended March 27, 2011 primarily because of our first quarter 2011 focused inventory reduction efforts, the fourth quarter 2011 disposals of our distribution and pork businesses and lower processing labor, depreciation and live production costs. Increased losses on derivative instruments partially offset the impact that the first quarter 2011 inventory reduction efforts, the fourth quarter 2011 business disposals and the first quarter 2012 cost reductions had on the cost of sales comparison. Our focused inventory reduction efforts during the thirteen weeks ended March 27, 2011 contributed $120.5 million, or 6.8 percentage points, of the decrease in cost of sales. Our comparatively lower inventory levels throughout the thirteen weeks ended March 25, 2012, made it unnecessary to implement similar efforts during the current period. Our distribution and pork businesses recognized aggregate cost of sales for the thirteen weeks ended March 27, 2011 of $98.2 million, which represented 5.5 percentage points of the decrease in cost of sales. Lower processing labor costs contributed $16.1 million, or 0.9 percentage points, to the decrease in cost of sales. Lower depreciation costs contributed $14.5 million, or 0.8 percentage points, to the decrease in cost of sales. Live production costs, which decreased primarily because of lower feed ingredient costs, contributed $8.8 million, or 0.5 percentage points, to the decrease in cost of sales. We recognized net losses of $4.6 million and net gains of $32.0 million on derivative instruments during the thirteen weeks ended March 25, 2015 and March 27, 2011, respectively. This variance partially offset the impact of the factor listed above on the cost of sales comparison by $36.6 million, or 2.1 percentage points. Other factors affecting cost of sales were immaterial.

(b)
Cost of sales incurred by the Mexico operations during the thirteen weeks ended March 25, 2012 increased $4.9 million, or 2.8%, from cost of sales incurred by the Mexico operations during the thirteen weeks ended March 27, 2011. Increased sales volume contributed $7.6 million, or 4.4 percentage points, of the increase in cost of sales and higher feed ingredient costs contributed $10.9 million, or 6.3 percentage points, of the increase in cost of sales. Foreign currency translation partially offset the impact that sales volume and feed ingredients costs had on the cost of sales comparison by $13.5 million, or 7.8 percentage points.

(c)	During the thirteen weeks ended March 27, 2011, we incurred noncash impairment charges of $1.3 million that were recognized as operational restructuring charges.
Operating income (loss). Operating income (loss) changed by $168.7 million, or 158.0% from a loss of $106.8 million generated in the thirteen weeks ended March 27, 2011 to income of $61.9 million generated in the thirteen weeks ended March 25, 2012. The following tables provide information regarding operating income, SG&A expense and administrative restructuring charges:

Components of operating income	Thirteen Weeks Ended March 25, 2012	Change from Thirteen Weeks Ended March 27, 2011		Percent of Net Sales
				Thirteen Weeks Ended
		Amount	Percent	March 25, 2012	March 27, 2011
	(In thousands,except percent data)
Gross profit	$110,065	$163,175	307.2%	5.8%	(2.8)%
SG&A expense	45,256	(7,992)	(15.0)%	2.4%	2.8%	(a)(b)
Administrative restructuring charges	2,885	2,467	590.2%	0.2%	—%	(c)
Operating income	$61,924	$168,700	158.0%	3.2%	(5.6)%

Sources of operating income	Thirteen Weeks Ended March 25, 2012	Change from Thirteen Weeks Ended March 27, 2011
		Amount	Percent
	(In thousands, except percent data)
United States	$40,147	$150,417	136.4%
Mexico	21,777	18,283	523.3%
Total operating income	$61,924	$168,700	158.0%
Sources of SG&A expense	Thirteen Weeks Ended March 25, 2012	Change from Thirteen Weeks Ended March 27, 2011
		Amount	Percent
	(In thousands, except percent data)
United States	$41,303	$(6,755)	(14.1)%	(a)
Mexico	3,953	(1,237)	(23.8)%	(b)
Total SG&A expense	$45,256	$(7,992)	(15.0)%
Sources of administrative restructuring charges	Thirteen Weeks Ended March 25, 2012	Change from Thirteen Weeks Ended March 27, 2011
		Amount	Percent
	(In thousands, except percent data)
United States	$2,885	$2,467	590.2%	(c)
Mexico	—	—	NA
Total administrative restructuring charges	$2,885	$2,467	590.2%

(a)
SG&A expense incurred by the U.S. operations during the thirteen weeks ended March 25, 2012 decreased $6.8 million, or 14.1%, from SG&A expense incurred by the U.S. operations during the thirteen weeks ended March 27, 2011 primarily because of (i) a $2.9 million decrease from the same period in the prior year in professional fees and outside services, (ii) a $1.6 million decrease from the same period in the prior year in salaries and wages, (iii) a decrease of $1.4 million from the same period in the prior year in brokerage expenses and (iv) a decrease of $1.0 million from the same period in the prior year in insurance expenses. Other factors affecting SG&A expense were immaterial.

(b)
SG&A expense incurred by the Mexico operations during the thirteen weeks ended March 25, 2012 decreased $1.2 million, or 23.8%, from SG&A expense incurred by the Mexico operations during the thirteen weeks ended March 27, 2011. Decreased expenses related to freight and storage accounted for $1.9 million of the decrease in SG&A expense. Other factors affecting SG&A expense were immaterial.

(c)
Administrative restructuring charges incurred during the thirteen weeks ended March 25, 2012 increased $2.5 million from administrative restructuring charges incurred during the thirteen weeks ended March 27, 2011. During the thirteen weeks ended March 25, 2012, we incurred administrative restructuring charges composed of (i) noncash impairment charges of $1.3 million, (ii) a $0.5 million loss on egg sales and flock depletion and (iii) charges related to other restructuring activities totaling $1.1 million. During the thirteen weeks ended March 27, 2011, we incurred noncash impairment charges of $0.4 million that were recognized as administrative restructuring charges.

Net interest expense. Net interest expense increased 4.5% to $28.0 million recognized in the thirteen weeks ended March 25, 2012 from $26.8 million recognized in the thirteen weeks ended March 27, 2011. This resulted primarily from the $0.6 million in costs associated with the letters of credit JBS has arranged on its account and a decrease in capitalized interest costs of $0.3 million. Average borrowings decreased from $1.44 billion in the thirteen weeks ended March 27, 2011 to $1.41 billion in the thirteen weeks ended March 25, 2012. The weighted average interest rate recognized decreased from 6.82% in the thirteen weeks ended March 27, 2011 to 6.80% in the thirteen weeks ended March 25, 2012.
Income taxes. The Company recognized income tax expense of $0.7 million for the thirteen weeks ended March 25, 2012, compared to an income tax benefit of $9.9 million for the thirteen weeks ended March 27, 2011.The income tax expense reported for the thirteen weeks ended March 25, 2012 was primarily the result of the tax expense recorded on the Company's year-to-date income and an increase in reserves for unrecognized tax benefits, offset by a decrease in valuation allowance as a result of earnings in the current period. The income tax benefit reported for the thirteen weeks ended March 27, 2011 was primarily the result of limiting the benefit to an amount calculated on the Company's projected full-year pre-tax loss in the U.S. partially offset by income tax expense recognized in Mexico and tax expense for items originating in the prior year.
Net income attributable to noncontrolling interests. For the thirteen weeks ended March 25, 2012 and March 27, 2011, we recognized net income attributable to noncontrolling interests in certain of our consolidated subsidiaries of $0.4 million and $0.9 million, respectively.

Liquidity and Capital Resources
The following table presents our available sources of liquidity as of March 25, 2012:

Source of Liquidity	Facility Amount	Amount Outstanding	Amount Available
	(In millions)
Cash and cash equivalents	$—	$—	$47.6
Short-term investments in available-for-sale securities	—	—	0.2
Borrowing arrangements:
U.S. Credit Facility	700.0	192.6	439.2	(a)
Mexico Credit Facility	43.7	—	43.7	(b)

(a)
Actual borrowings by the Company under the U.S. Credit Facility are subject to a borrowing base, which is a formula based on certain eligible inventory and eligible receivables. The borrowing base in effect at March 25, 2012 was $671.0 million. Availability under the U.S. Credit Facility is also reduced by the Company’s outstanding standby letters of credit. Standby letters of credit outstanding at March 25, 2012 totaled $39.2 million.

(b)
Under the Mexico Credit Facility, if (i) any default or event of default has occurred and is continuing or (ii) the quotient of the borrowing base divided by the outstanding loans and letters of credit (the “Collateral Coverage Ratio”) under the Mexico Credit Facility is less than 1.25 to 1.00, the loans and letters of credit under the Mexico Credit Facility will be subject to, and cannot exceed, a borrowing base. The borrowing base is a formula based on accounts receivable, inventory, prepaid assets, net cash under the control of the administrative agent and up to 150.0 million Mexican pesos of fixed assets of the loan parties. The borrowing base formula will be reduced by trade payables of the loan parties. If the Collateral Coverage Ratio falls below 1.25 to 1.00, the borrowing base requirement would terminate upon the earlier of (i) the Collateral Coverage Ratio exceeding 1.25 to 1.00 as of the latest measurement period for 60 consecutive days or (ii) the borrowing availability under the Mexico Credit Facility being equal to or greater than the greater of 20% of the revolving commitments under the Mexico Credit Facility and 100.0 million Mexican pesos for a period of 60 consecutive days.

At the present time, the Company’s forecasts indicate that it will have sufficient liquidity for the foreseeable future to meet the operating and other cash flow needs of its business. However, if chicken prices and feed ingredient prices were to deteriorate from current levels, the Company’s ability to maintain a sufficient level of liquidity to meet its cash flow needs could be materially jeopardized.
Senior and Subordinated Notes
At March 25, 2012, the Company has outstanding an aggregate principal balance of $500.0 million of 7  7/8% Senior Notes due in 2018 (the “2018 Notes”) that are registered under the Securities Act of 1933. The 2018 Notes are unsecured obligations of the Company and are guaranteed by one of the Company’s subsidiaries. Interest is payable on December 15 and June 15 of each year, commencing on June 15, 2011. Additionally, the Company has an aggregate principal balance of $3.9 million of 7  5/8% senior unsecured notes, 8  3/8% senior subordinated unsecured notes and 9 1/4% senior unsecured notes outstanding at March 25, 2012.
On June 23, 2011, the Company entered into a Subordinated Loan Agreement with JBS USA Holdings, Inc. ("JBS USA") (the “Subordinated Loan Agreement”), which provided an aggregate commitment of $100.0 million. On June 23, 2011, JBS USA made a term loan to the Company in the principal amount of $50.0 million. Pursuant to the terms of the Subordinated Loan Agreement, the Company has also agreed to reimburse JBS USA up to $56.5 million for potential draws upon letters of credit issued for JBS USA's account that support certain obligations of the Company or its subsidiaries. On December 16, 2011, the Company and JBS USA executed an amendment to the Subordinated Loan Agreement that, among other things, provided that if the Company consummated a stock rights offering (the "Rights Offering") that allowed stockholders of record as of January 17, 2012 to purchase an aggregate 44,444,444 shares of the Company's common stock on or before March 24, 2012, the loan commitment under the Subordinated Loan Agreement would be terminated. The Company consummated the Rights Offering on February 29, 2012. Further, under the U.S. Credit Facility (as defined below), following the consummation of the Rights Offering, (i) the Company, at its option, was permitted to prepay the outstanding $50.0 million term loan under the Subordinated Loan Agreement and (ii) the existing commitment of JBS USA to make an additional $50.0 million term loan to the Company under the Subordinated Loan Agreement would be terminated. On March 7, 2012, the Company repaid the outstanding $50.0 million term loan under the Subordinated Loan Agreement, plus accrued interest, with proceeds received from the Rights Offering.
JBS USA agreed to arrange for letters of credit to be issued on its account in the amount of $56.5 million to an insurance company serving the Company in order to allow that insurance company to return cash it held as collateral against potential workers compensation, auto and general liability claims. In return for providing this letter of credit, the Company will reimburse JBS USA for the letter of credit cost the Company would otherwise incur under its U.S. credit facility. The total costs accrued by the Company as of March 25, 2012 to reimburse JBS USA totaled $1.0 million.
U.S. Credit Facility
Pilgrim’s and certain of its subsidiaries have entered into a credit agreement (the "U.S. Credit Facility") with CoBank ACB,

as administrative agent and collateral agent, and other lenders party thereto, which currently provides a $700.0 million revolving credit facility and a Term B facility. The U.S. Credit Facility also includes an accordion feature that allows us, at any time, to increase the aggregate revolving loan commitment by up to an additional $100.0 million and to increase the aggregate Term B loans commitment by up to an additional $400.0 million, in each case subject to the satisfaction of certain conditions, including an aggregate cap on all commitments under the U.S. Credit Facility of $1.85 billion. On April 22, 2011, we increased the amount of the sub-limit for swingline loans under the U.S. Credit Facility to $100.0 million. The revolving loan commitment and the Term B loans will mature on December 28, 2014.
On December 28, 2009, the Company paid loan costs totaling $50.0 million related to the U.S. Credit Facility that it recognized as an asset on its balance sheet. The Company amortizes these capitalized costs to interest expense over the life of the U.S. Credit Facility.
Subsequent to the end of each fiscal year, a portion of our cash flow must be used to repay outstanding principal amounts under the Term B loans. In April 2011, the Company paid approximately $46.3 million of its excess cash flow toward the outstanding principal under the Term B loans. After giving effect to this prepayment and other prepayments of the Term B loans, the Term B loans must be repaid in 16 quarterly installments of approximately $3.9 million beginning on April 15, 2011, with the final installment due on December 28, 2014. The Company did not have excess cash flow from 2011 to be applied toward the outstanding principal under the Term B loans. The U.S. Credit Facility also requires us to use the proceeds we receive from certain asset sales and specified debt or equity issuances and upon the occurrence of other events to repay outstanding borrowings under the U.S. Credit Facility. The cash proceeds received by the Company from the Rights Offering were not subject to this requirement. On March 25, 2012, a principal amount of $570.7 million under the Term B loans commitment was outstanding.
Actual borrowings by the Company under the revolving credit commitment component of the U.S. Credit Facility are subject to a borrowing base, which is a formula based on certain eligible inventory, eligible receivables and restricted cash under the control of CoBank ACB. As of March 25, 2012, the applicable borrowing base was $671.0 million, the amount available for borrowing under the revolving loan commitment was $439.2 million and outstanding borrowings and letters of credit under the revolving loan commitment were $192.6 million and $39.2 million, respectively.
The U.S. Credit Facility contains financial covenants and various other covenants that may adversely affect our ability to, among other things, incur additional indebtedness, incur liens, pay dividends or make certain restricted payments, consummate certain assets sales, enter into certain transactions with JBS USA and our other affiliates, merge, consolidate and/or sell or dispose of all or substantially all of our assets. On June 23, 2011 and December 16, 2011, the Company entered into amendments to the U.S. Credit Facility, which, among other things, (i) temporarily suspended the requirement for the Company to comply with the fixed charge coverage ratio and senior secured leverage ratio financial covenants until September 24, 2012, (ii) modified the fixed charge coverage ratio financial covenant so that when testing of this covenant resumes on September 24, 2012, the Company can calculate the fixed charge coverage ratio based upon a specified number of fiscal quarters selected by the Company, (iii) reduced the minimum allowable consolidated tangible net worth to the sum of $450 million plus 50% of the cumulative net income (excluding any losses) of the Company from December 16, 2011 through such date of calculation and (iv) increased the maximum allowable senior secured leverage ratio, determined for any period of four consecutive fiscal quarters ending on the last day of each fiscal quarter, to be no greater than 4.00:1.00 for periods calculated from September 24, 2012 and thereafter. The Company is currently in compliance with the modified consolidated tangible net worth covenant. The Company also expects to be in compliance with the modified fixed charge coverage ratio and senior secured leverage ratio financial covenants when the testing of these covenants resumes on September 24, 2012.
All obligations under the U.S. Credit Facility are unconditionally guaranteed by certain of the Company's subsidiaries and are secured by a first priority lien on (i) the accounts receivable and inventories of the Company and both its U.S. and Puerto Rico subsidiaries, (ii) 100% of the equity interests in the Company's U.S. and Puerto Rico subsidiaries and 65% of the equity interests in the Company's direct foreign subsidiaries, (iii) substantially all of the personal property and intangibles of the Company, its Puerto Rico subsidiaries and the guarantor subsidiaries under the U.S. Credit Facility and (iv) substantially all of the real estate and fixed assets of the Company and the guarantor subsidiaries under the U.S. Credit Facility.
Mexico Credit Facility
On October 19, 2011, Avícola Pilgrim's Pride de México, S.A. de C.V. , Pilgrim's Pride S. de R.L. de C.V. and certain Mexican subsidiaries entered into an amended and restated credit agreement (the “Mexico Credit Facility”) with ING Bank (México), S.A. Institución de Banca Múltiple, ING Grupo Financiero, as lender and ING Capital LLC, as administrative agent. The Mexico Credit Facility has a final maturity date of September 25, 2014. The Mexico Credit Facility is secured by substantially all of the assets of the Company's Mexico subsidiaries. As of March 25, 2012, the U.S. dollar-equivalent of the loan commitment under the Mexico Credit Facility was $43.7 million. There were no outstanding borrowings under the Mexico Credit Facility at March 25, 2012.

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
Historical Flow of Funds
Cash provided by operating activities was $29.4 million for the thirteen weeks ended March 25, 2012 and cash used in operating activities was $102.4 million for the thirteen weeks ended March 27, 2011. The increase in cash flows provided by operating activities was primarily from net income of $39.6 million for the thirteen weeks ended March 25, 2012 as compared to a net loss of $119.9 million for the thirteen weeks ended March 27, 2011.
Our working capital position, which we define as current assets less current liabilities, increased $53.7 million to $800.7 million and a current ratio of 2.17 at March 25, 2012 compared to $747.0 million and a current ratio of 2.04 at December 25, 2011. Key contributors to the increase in working capital included increases in cash and cash equivalents and inventories, along with a decrease in accounts payable partially offset by an decrease in prepaid expenses and other current assets.
Trade accounts and other receivables increased $0.2 million, or 0.1% to $370.2 million at March 25, 2012 from $370.4 million at December 25, 2011. The change in trade accounts and other receivables was immaterial when compared to the previous year.
Inventories increased $31.3 million, or 3.6%, to $910.4 million at March 25, 2012 from $879.1 million at December 25, 2011. The change in inventories was primarily due to an increase in live chicken and feed ingredients costs.
Prepaid expenses and other current assets decreased $11.8 million, or 22.5%, to $40.6 million at March 25, 2012 from $52.4 million at December 25, 2011. This change resulted primarily from a $12.0 million decrease in prepaid grain purchases.
Accounts payable, including accounts payable to JBS USA, decreased $39.0 million, or 11.5%, to $301.5 million at March 25, 2012 from $340.5 million at December 25, 2011. This change resulted from the timing of payments disbursed to vendors at December 25, 2011.
Accrued expenses and other current liabilities increased $8.8 million, or 3.1%, to $290.6 million at March 25, 2012 from $281.8 million at December 25, 2011. This change resulted primarily from a $6.8 million increase in accrued interest, a $4.3 million increase in accrued incentive plan costs and a $1.0 million increase in outstanding derivative liabilities partially offset by $2.7 million decrease in accrued property taxes.
Cash used in investing activities was $13.7 million and $60.1 million in the thirteen weeks ended March 25, 2012 and March 27, 2011, respectively. Capital expenditures decreased by $47.2 million primarily because of the focus to decrease our debt. Capital expenditures for 2012 cannot exceed $175.0 million as allowed under the terms of the U.S. Credit Facility. Cash was used to purchase investment securities totaling $0.1 million and $1.4 million in the thirteen weeks ended March 25, 2012 and March 25, 2011, respectively. Cash proceeds in the thirteen weeks ended March 27, 2011 from the sale or maturity of investment securities were $0.8 million. We had no cash proceeds from the sale or maturity of investment securities in the thirteen weeks ended March 25, 2012. Cash proceeds from property disposals in the thirteen weeks ended March 25, 2012 and March 27, 2011 were $3.1 million and $4.4 million, respectively.
Cash used in financing activities was $10.2 million in thirteen weeks ended March 25, 2012. Cash provided by financing activities was $119.0 million in the thirteen weeks ended March 27, 2011. Cash used in the thirteen weeks ended March 25, 2012 to repay notes payable to JBS USA was $50.0 million. Cash proceeds in the thirteen weeks ended March 25, 2012 and March 27, 2012 from long-term debt were $183.2 million and $255.3 million, respectively. Cash was used to repay long-term debt totaling $341.8 million and $135.6 million in the thirteen weeks ended March 25, 2012 and March 27, 2011, respectively. Cash proceeds in the thirteen weeks ended March 25, 2012 from the sale of common stock were $198.4 million. Cash was used to pay capitalized loan costs totaling $0.7 million in the thirteen weeks ended March 27, 2011, respectively.

Contractual obligations at March 25, 2012 were as follows:

	Payments Due by Period
Contractual Obligations(d)	Total	Less than One Year	One to Three Years	Three to Five Years	Greater than Five Years
	(In thousands)
Long-term debt(a)	$1,264,170	$15,498	$748,079	$116	$500,477
Interest(b)	431,068	100,367	169,551	80,770	80,380
Capital leases	1,290	194	388	299	409
Operating leases	21,338	10,717	10,574	47
Derivative liabilities	3,745	3,745
Purchase obligations(c)	403,035	398,222	4,813
Total	$2,124,646	$528,743	$933,405	$81,232	$581,266

(a)
Long-term debt includes unaccreted discount of $3.3 million and excludes $39.1 million in letters of credit outstanding related to normal business transactions. In April 2011, the Company paid approximately $46.3 million of its 2010 excess cash flow toward the outstanding principal under the Term B loans. After giving effect to this prepayment and other prepayments of the Term B loans, the Term B loans must be repaid in 16 quarterly installments of approximately $3.9 million beginning on April 15, 2011, with the final installment due on December 28, 2014.

(b)	Interest expense in the table above assumes the continuation of interest rates and outstanding borrowings under our credit facilities as of March 25, 2012.

(c)
Includes agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction.

(d)
The total amount of PPC’s unrecognized tax benefits at March 25, 2012 was $65.2 million. We did not include this amount in the contractual obligations table above as reasonable estimates cannot be made at this time of the amounts or timing of future cash outflows.

Critical Accounting Policies
During the thirteen weeks ended March 25, 2012, (i) we did not change any of our existing critical accounting policies, (ii) no existing accounting policies became critical accounting policies because of an increase in the materiality of associated transactions or changes in the circumstances to which associated judgments and estimates relate and (iii) there were no significant changes in the manner in which critical accounting policies were applied or in which related judgments and estimates were developed.

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
Market risk is estimated as a hypothetical 10.0% change in the weighted-average cost of our primary feed ingredients as of March 25, 2012. However, fluctuations greater than 10.0% could occur. Based on our feed consumption during the thirteen weeks ended March 25, 2012, such a change would have resulted in a change to cost of sales of $77.3 million, excluding the impact of any feed ingredients derivative financial instruments in that period. A 10.0% change in ending feed ingredient inventories at March 25, 2012 would be $10.5 million, excluding any potential impact on the production costs of our chicken inventories.
The Company purchases derivative financial instruments, specifically exchange-traded futures and options, in an attempt to mitigate price risk related to its anticipated consumption of commodity inputs for periods of up to 12 months. A 10.0% change in corn, soybean meal and natural gas prices on March 25, 2012 would have resulted in a $0.3 million change in the fair value of our net commodity derivative asset position, including margin cash, as of that date.
Interest Rates
Our earnings are also affected by changes in interest rates due to the impact those changes have on our variable-rate debt instruments. We had variable-rate debt instruments representing approximately 37.0% of our total debt at March 25, 2012. Holding other variables constant, including levels of indebtedness, an increase in interest rates of 25 basis points would have increased our interest expense by $0.3 million for the thirteen weeks ended March 25, 2012. These amounts are determined by considering the impact of the hypothetical interest rates on our variable-rate debt at March 25, 2012.
Market risk for fixed-rate debt is estimated as the potential increase in fair value resulting from a hypothetical decrease in interest rates of 10%. Using a discounted cash flow analysis, a hypothetical 10% decrease in interest rates would have increased the fair value of our fixed rate debt by approximately $5.1 million.
Investments at March 25, 2012 were primarily comprised of corporate equity securities and both U.S. corporate and municipal debt securities. Market risk related to our investments is not significant.
Foreign Currency
Our earnings are also affected by foreign currency exchange rate fluctuations related to the Mexican peso net monetary position of our Mexican subsidiaries. We manage this exposure primarily by attempting to minimize our Mexican peso net monetary position. We are also exposed to the effect of potential currency exchange rate fluctuations to the extent that amounts are repatriated from Mexico to the U.S. As of March 25, 2012, we anticipate that the cash flows of our Mexico subsidiaries will be reinvested in our Mexico operations. In addition, the Mexican peso exchange rate can directly and indirectly impact our financial condition and results of operations in several ways, including potential economic recession in Mexico because of devaluation of their currency. The impact on our financial position and results of operations resulting from a hypothetical change in the exchange rate between the U.S. dollar and the Mexican peso cannot be reasonably estimated. Foreign currency transaction gains (losses), representing the change in the U.S. dollar value of the net monetary assets of our Mexican subsidiaries denominated in Mexican pesos, were gains of $5.9 million and $2.7 million in the thirteen weeks ended March 25, 2012 and March 27, 2011, respectively. The average exchange rates for the thirteen weeks ended March 25, 2012 and March 27, 2011 were 13.06 Mexican pesos to one U.S. dollar and 12.08 Mexican pesos to one U.S. dollar, respectively. No assurance can be given as to how future movements in the Mexican peso could affect our future financial condition or results of operations.
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

•	Risk that the amounts of cash from operations together with amounts available under our credit facilities will not be sufficient to fund our operations;

•	Management of our cash resources, particularly in light of our substantial leverage;

•	Restrictions imposed by, and as a result of, our substantial leverage;

•	Outbreaks of avian influenza or other diseases, either in our own flocks or elsewhere, affecting our ability to conduct our operations and/or demand for our poultry products;

•	Contamination of our products, which has previously and can in the future lead to product liability claims and product recalls;

•	Exposure to risks related to product liability, product recalls, property damage and injuries to persons, for which insurance coverage is expensive, limited and potentially inadequate;

•	Changes in laws or regulations affecting our operations or the application thereof;

•
New immigration legislation or increased enforcement efforts in connection with existing immigration legislation that cause our costs of business to increase, cause us to change the way in which we do business or otherwise disrupt our operations;

•	Competitive factors and pricing pressures or the loss of one or more of our largest customers;

•	Currency exchange rate fluctuations, trade barriers, exchange controls, expropriation and other risks associated with foreign operations;

•	Disruptions in international markets and distribution channels; and

•	The impact of uncertainties of litigation as well as other risks described herein and under “Risk Factors” in our 2011 Annual Report on Form 10-K filed with the SEC.
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
As of March 25, 2012, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that information we are required to disclose in our reports filed with the Securities and Exchange Commission is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
In connection with the evaluation described above, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, identified no change in the Company’s internal control over financial reporting that occurred during the thirteen weeks ended March 25, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Grower Claims and Proceedings

Ricky Arnold, et al. v. Pilgrim's Pride Corp., et al. On September 10, 2008, a lawsuit styled "Ricky Arnold, et al. v. Pilgrim's Pride Corp., et al." was filed against our Company and two of its representatives. In this lawsuit, filed in the Circuit Court of Van Buren County, Arkansas ("Van Buren County Court"), nearly 100 contract poultry growers and their spouses assert claims of fraud and deceit, constructive fraud, fraud in the inducement, promissory estoppel, and violations of the Arkansas Livestock and Poultry Contract Protection Act relating to the idling of our Clinton, Arkansas processing plant. The total amount of damages sought by the contract poultry growers is unliquidated and unknown at this time. We filed a Notice of Suggestion of Bankruptcy. The Van Buren County Court has not issued an order in response to it. The plaintiffs filed proofs of claim in the Bankruptcy Court for the Northern District of Texas, Fort Worth Division ("Bankruptcy Court"), and we filed objections to the proofs of claim. The plaintiffs in the Arnold case, and a number of other growers from the Clinton, Arkansas facility filed proofs of claim in the bankruptcy case. We anticipate that the Arnold case will be resolved as a part of the claim resolution process in the Bankruptcy Court. We express no opinion as to the likelihood of an unfavorable outcome or the amount or range of any possible loss to us.

Shelia Adams, et al. v. Pilgrim's Pride Corporation. On June 1, 2009, approximately 555 former and current independent contract broiler growers, their spouses and poultry farms filed an adversary proceeding against us in the Bankruptcy Court styled "Shelia Adams, et al. v. Pilgrim's Pride Corporation." In the adversary proceeding, the plaintiffs assert claims against us for: (i) violations of Sections 202(a), (b) and (e), 7 U.S.C. § 192 of the Packers and Stockyards Act of 1921 (the "PSA"); (ii) intentional infliction of emotional distress; (iii) violations of the Texas Deceptive Trade Practices Act ("DTPA"); (iv) promissory estoppel; (v) simple fraud; and (vi) fraud by nondisclosure. The plaintiffs also filed a motion to withdraw the reference. The Bankruptcy Court recommended the reference be withdrawn, but that the United States District Court for the Northern District of Texas, Fort Worth Division (“Fort Worth Court”), retain venue over the action to ensure against forum shopping. The Fort Worth Court granted the motion to withdraw the reference and consolidated this action with the City of Clinton proceeding described below. We filed a motion to dismiss the plaintiffs' claims. The Fort Worth Court granted in part and denied in part our motion, dismissing the following claims and ordering the plaintiffs to file a motion to amend their lawsuit and re-plead their claims with further specificity or the claims would be dismissed with prejudice: (i) intentional infliction of emotional distress; (ii) promissory estoppel; (iii) simple fraud and fraudulent nondisclosure; and (iv) DTPA claims with respect to growers from Oklahoma, Arkansas, and Louisiana. The plaintiffs filed a motion for leave to amend on October 7, 2009. Plaintiffs' motion for leave was granted and the plaintiffs filed their Amended Complaint on December 7, 2009. Subsequent to the Fort Worth Court granting in part and denying in part our motion to dismiss, the plaintiffs filed a motion to transfer venue of the proceeding from the Fort Worth Court to the Marshall Court. We filed a response to the motion, but the motion to transfer was granted on December 17, 2009. On December 29, 2009, we filed our answer to plaintiffs' Amended Complaint with the Marshall Court. A bench trial commenced on June 16, 2011. The trial concluded as to the El Dorado growers on August 25, 2011. On September 30, 2011, the Marshall Court issued its Findings of Facts and Conclusions of Law and Judgment finding in favor of the Company on each of the grower claims with exception of claims under 7 U.S.C. §192(e), and awarding damages to plaintiffs in the aggregate of approximately $25.8 million. Afterward, the Company filed post-judgment motions attacking the trial court's findings of fact and conclusions of law, which, on December 28, 2011, were granted in part and resulted in a reduction of the damages award from $25.8 million to $25.6 million. On January 19, 2012, the Company appealed the findings of fact and conclusions of law and decision concerning the post-judgment motions to the United States Fifth Circuit Court of Appeals. The Company intends to vigorously pursue its appellate rights and defend against the underlying judgment. While the outstanding judgment is reasonably possible, the Company has recorded an estimated probable loss that is less than the outstanding judgment. The remaining growers' claims are now scheduled to be tried in the summer and fall of 2012. The Company intends to vigorously defend against these claims. Although the likelihood of financial loss related to the remaining growers' claims is reasonably possible, an estimate of potential loss cannot be determined at this time because of now conflicting legal authority, the factual nature of the various growers' individual claims, and a new judge who will preside over the remaining bench trials. There can be no assurances that other similar claims may not be brought against the Company.

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

Numerous former independent contract growers located in our Clinton, Arkansas complex filed proofs of claim against us relating to the Arnold litigation referenced above. The claims include: (i) fraud and deceit; (ii) constructive fraud; (iii) fraud in the inducement; (iv) promissory estoppel; (v) a request for declaratory relief; and (vi) violations of the Arkansas Livestock and Poultry Contract Protection Act, and relate to the growers' allegations that they were required to spend significant amounts improving their poultry farms in order to continue their contractual relationship with our Company and predecessor companies prior to us idling our Clinton processing facility. Most of the growers in this consolidated claims administration proceeding were named plaintiffs in the case styled, "Ricky Arnold, et al. v. Pilgrim's Pride Corporation, et al." discussed above. On November 30, 2009, we filed objections to the proofs of claim. On August 2, 2010, we filed numerous motions for summary judgment requesting the Bankruptcy Court to dismiss each grower's causes of action against our Company. In response to the dispositive motions, the growers conceded that their numerous fraud and statutory claims lacked merit; consequently, those causes of action were dismissed with prejudice. The sole remaining cause of action alleged by the growers against us is promissory estoppel. The hearing on our motions for summary judgment with respect to the promissory estoppel claims occurred on October 19, 2010. On December 15, 2010, the Bankruptcy Court granted the Company's summary judgment motion on 106 of the 107 growers' promissory estoppel claims. The Company settled with the grower whose claims were not dismissed for an immaterial amount. The growers whose claims were dismissed appealed the decision to the District Court, which, on December 19, 2011, affirmed the Bankruptcy Court's decision. On January 17, 2012, the growers appealed the District Court's decision to the United States Fifth Circuit of Court of Appeals. The Company intends to defend vigorously against the merits of the growers' appeal. We express no opinion as to the likelihood of an unfavorable outcome or the amount or range of any possible loss to us.

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

Tax Claims and Proceedings

The United States Department of Treasury, Internal Revenue Service ("IRS") has filed an amended proof of claim in the Bankruptcy Court pursuant to which the IRS asserts claims that total $74.7 million. We have filed in the Bankruptcy Court (i) an objection to the IRS' amended proof of claim and (ii) a motion requesting the Bankruptcy Court to determine our U.S. federal tax liability pursuant to Sections 105 and 505 of the Bankruptcy Code. The objection and motion assert that the Company has no liability for the additional U.S. federal taxes that have been asserted for pre-petition periods by the IRS. The IRS has responded in opposition to our objection and motion. On July 8, 2010, the Bankruptcy Court granted our unopposed motion requesting that the Bankruptcy Court abstain from determining our federal tax liability. As a result, we intend to work with the IRS through the normal processes and procedures that are available to all taxpayers outside of bankruptcy (including the United States Tax Court ("Tax Court") proceedings discussed below) to resolve the IRS' amended proof of claim.

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
In addition to the other information set forth in this quarterly report, you should carefully consider the risks discussed in our 2011 Annual Report on Form 10-K, including under the heading “Item 1A. Risk Factors”, which, along with risks disclosed in this report, are all the risks we believe could materially affect the Company’s business, financial condition or future results. These risks are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition or future results.

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
The information contained on or accessible through the Company’s website shall not be deemed to be part of this report.

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

4.10
Waiver to the Stockholders Agreement dated December 8, 2011 between JBS USA Holdings, Inc. and Pilgrim's Pride Corporation (incorporated by reference from Exhibit 4.10 of the Company's Annual Report on Form 10-K filed February 17, 2012).

Additional long-term debt instruments are not filed since the total amount of those securities authorized under any such instrument does not exceed ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of such instruments to the SEC upon request.

10.1	Amendment No. 1 to the Subordinated Loan Agreement dated as of October 26, 2011, between the Company and JBS USA Holdings, Inc.*

12	Ratio of Earnings to Fixed Charges for the thirteen weeks ended March 25, 2012 and March 27, 2011.*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema**

101.CAL	XBRL Taxonomy Extension Calculation**

101.DEF	XBRL Taxonomy Extension Definition**

101.LAB	XBRL Taxonomy Extension Label**

101.PRE	XBRL Taxonomy Extension Presentation**

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PILGRIM’S PRIDE CORPORATION

/s/ Fabio Sandri
Date: April 27, 2012	Fabio Sandri
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

4.10
Waiver to the Stockholders Agreement dated December 8, 2011 between JBS USA Holdings, Inc. and Pilgrim's Pride Corporation (incorporated by reference from Exhibit 4.10 of the Company's Annual Report on Form 10-K filed February 17, 2012).

Additional long-term debt instruments are not filed since the total amount of those securities authorized under any such instrument does not exceed ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of such instruments to the SEC upon request.

10.1	Amendment No. 1 to the Subordinated Loan Agreement dated as of October 26, 2011, between the Company and JBS USA Holdings, Inc.*

12	Ratio of Earnings to Fixed Charges for the thirty-nine weeks ended March 25, 2012 and March 27, 2011.*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema**

101.CAL	XBRL Taxonomy Extension Calculation**

101.DEF	XBRL Taxonomy Extension Definition**

101.LAB	XBRL Taxonomy Extension Label**

101.PRE	XBRL Taxonomy Extension Presentation**

*	Filed herewith.

**	Furnished herewith.