Form 10-Q
period 2012-06-24
PILGRIMS PRIDE CORP
filed 2012-07-27
CIK 802481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 24, 2012
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes   ☒  No  ☐

Number of shares outstanding of the issuer’s common stock, $0.01 par value per share, as of July 27, 2012, was 258,926,358.

INDEX

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 24, 2012	December 25, 2011
	(Unaudited)
	(In thousands)
Cash and cash equivalents	$49,227	$41,609
Restricted cash and cash equivalents	4,666	7,680
Investment in available-for-sale securities	156	157
Trade accounts and other receivables, less allowance for doubtful
accounts	347,389	349,222
Account receivable from JBS USA, LLC	24,932	21,198
Inventories	987,992	879,094
Income taxes receivable	65,495	59,067
Prepaid expenses and other current assets	43,395	52,350
Assets held for sale	44,713	53,816
Total current assets	1,567,965	1,464,193
Investment in available-for-sale securities	474	497
Deferred tax assets	71,099	71,099
Other long-lived assets	48,843	57,921
Identified intangible assets, net	41,230	44,083
Property, plant and equipment, net	1,209,796	1,241,752
Total assets	$2,939,407	$2,879,545

Accounts payable	$342,101	$328,864
Account payable to JBS USA, LLC	6,746	11,653
Accrued expenses and other current liabilities	280,871	281,797
Current deferred tax liabilities	79,247	79,248
Current maturities of long-term debt	15,617	15,611
Total current liabilities	724,582	717,173
Long-term debt, less current maturities	1,214,619	1,408,001
Note payable to JBS USA Holdings, Inc.	—	50,000
Other long-term liabilities	145,469	145,941
Total liabilities	2,084,670	2,321,115
Common stock	2,589	2,143
Additional paid-in capital	1,641,619	1,443,484
Accumulated deficit	(735,414)	(843,945)
Accumulated other comprehensive loss	(57,095)	(46,070)
Total Pilgrim’s Pride Corporation stockholders’ equity	851,699	555,612
Noncontrolling interest	3,038	2,818
Total stockholders’ equity	854,737	558,430
Total liabilities and stockholders’ equity	$2,939,407	$2,879,545

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 24, 2012	June 26, 2011	June 24, 2012	June 26, 2011
	(In thousands, except per share data)
Net sales	$1,974,469	$1,922,690	$3,863,242	$3,815,166
Cost of sales	1,830,380	1,966,961	3,609,088	3,911,199
Operational restructuring charges	—	1,957	—	3,305
Gross profit (loss)	144,089	(46,228)	254,154	(99,338)
Selling, general and administrative expense	44,439	51,628	89,695	104,876
Administrative restructuring charges	389	850	3,274	1,268
Operating income (loss)	99,261	(98,706)	161,185	(205,482)
Interest expense, net of capitalized interest	24,925	27,426	53,170	54,933
Interest income	(356)	(278)	(630)	(988)
Foreign currency transaction losses (gains)	8,212	44	2,284	(2,691)
Miscellaneous, net	(315)	(1,436)	(685)	(2,507)
Income (loss) before income taxes	66,795	(124,462)	107,046	(254,229)
Income tax expense (benefit)	(2,358)	3,470	(1,705)	(6,402)
Net income (loss)	69,153	(127,932)	108,751	(247,827)
Less: Net income (loss) attributable to noncontrolling interests	(205)	209	220	1,074
Net income (loss) attributable to Pilgrim’s Pride
Corporation	$69,358	$(128,141)	$108,531	$(248,901)
Comprehensive income (loss)	$57,708	$(128,148)	$97,726	$(248,558)
Comprehensive income (loss) attributable to noncontrolling
interests	(205)	209	220	1,074
Comprehensive income (loss) attributable to Pilgrim's Pride
Corporation	$57,913	$(128,357)	$97,506	$(249,632)
Weighted average shares of common stock outstanding:
Basic (Note 13. Stockholders' Equity)	258,726	224,996	241,144	224,996
Effect of common stock equivalents	115	—	92	—
Diluted	258,841	224,996	241,236	224,996
Net income (loss) per share of common stock outstanding:
Basic	$0.27	$(0.57)	$0.45	$(1.11)
Diluted	$0.27	$(0.57)	$0.45	$(1.11)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Pilgrim’s Pride Corporation Stockholders
					Accumulated
	Common Stock		Additional		Other
			Paid-in	Accumulated	Comprehensive	Noncontrolling
	Shares	Amount	Capital	Deficit	Income (Loss)	Interests	Total
	(In thousands)
Balance at December 25, 2011	214,282	$2,143	$1,443,484	$(843,945)	$(46,070)	$2,818	$558,430
Comprehensive income (loss):
Net income	—	—	—	108,531	—	220	108,751
Other comprehensive loss, net of tax:
Losses associated with pension and other
postretirement benefit obligations, net of tax of $0	—	—	—	—	(11,025)	—	(11,025)
Total other comprehensive loss, net of tax							(11,025)
Total comprehensive income							97,726
Issuance of common stock	44,444	444	197,838	—	—	—	198,282
Share-based compensation plans:
Common stock issued under compensation plans	200	2	—	—	—	—	2
Requisite service period recognition	—	—	297	—	—	—	297
Balance at June 24, 2012	258,926	$2,589	$1,641,619	$(735,414)	$(57,095)	$3,038	$854,737
Balance at December 26, 2010	214,282	$2,143	$1,442,810	$(348,653)	$(23,637)	$5,933	$1,078,596
Comprehensive income (loss):
Net income (loss)	—	—	—	(248,901)	—	1,074	(247,827)
Other comprehensive loss, net of tax:
Net unrealized holding losses on available-for-sale
securities, net of tax of $0	—	—	—	—	(720)	—	(720)
Losses associated with pension and other
postretirement benefit obligations, net of tax of $0	—	—	—	—	(11)	—	(11)
Total other comprehensive loss, net of tax							(731)
Total comprehensive loss							(248,558)
Share-based compensation	—	—	269	—	—	—	269
Other activity	—	—	107	1,480	—	(4,197)	(2,610)
Balance at June 26, 2011	214,282	$2,143	$1,443,186	$(596,074)	$(24,368)	$2,810	$827,697

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Twenty-Six Weeks Ended
	June 24, 2012	June 26, 2011
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$108,751	$(247,827)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	71,980	103,075
Foreign currency transaction losses	1,948	—
Accretion of bond discount	228	225
Impairment expense	1,342	2,808
Loss (gain) on property disposals	628	(342)
Share-based compensation	299	269
Deferred income tax benefit	—	(9,695)
Changes in operating assets and liabilities:
Restricted cash and cash equivalents	8,013	(530)
Trade accounts and other receivables	(2,123)	(55,676)
Inventories	(109,638)	64,748
Prepaid expenses and other current assets	8,763	(14,448)
Accounts payable, accrued expenses and other current liabilities	7,403	18,630
Income taxes	(14,698)	573
Deposits	160	2,180
Other operating assets and liabilities	(2,734)	(4,162)
Cash provided by (used in) operating activities	80,322	(140,172)
Cash flows from investing activities:
Acquisitions of property, plant and equipment	(37,561)	(103,152)
Purchases of investment securities	(162)	(3,383)
Proceeds from sale or maturity of investment securities	58	2,634
Proceeds from property disposals	12,461	4,877
Cash used in investing activities	(25,204)	(99,024)
Cash flows from financing activities:
Proceeds from revolving line of credit and long-term borrowings	391,300	580,289
Payments on revolving line of credit, long-term borrowings and capital lease
obligations	(584,904)	(455,931)
Proceeds from note payable to JBS USA Holdings, Inc.	—	50,000
Payment of note payable to JBS USA Holdings, Inc.	(50,000)	—
Proceeds from sale of common stock, net	198,282	—
Purchase of remaining interest in subsidiary	—	(2,504)
Payment of capitalized loan costs	—	(4,395)
Other financing activities	—	(106)
Cash provided by (used in) financing activities	(45,322)	167,353
Effect of exchange rate changes on cash and cash equivalents	(2,178)	330
Increase (decrease) in cash and cash equivalents	7,618	(71,513)
Cash and cash equivalents, beginning of period	41,609	106,077
Cash and cash equivalents, end of period	$49,227	$34,564

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Business

     Pilgrim’s Pride Corporation (referred to herein as “Pilgrim’s,” “PPC,” “the Company,” “we,” “us,” “our,” or similar terms) is the second-largest chicken company in the world, with operations in the United States (“U.S.”), Mexico and Puerto Rico. Pilgrim's products are sold to foodservice, retail and frozen entrée customers. The Company's primary distribution is through retailers, foodservice distributors and restaurants throughout the United States and Puerto Rico and in the northern and central regions of Mexico. Additionally, the Company exports chicken products to approximately 105 countries. Pilgrim's fresh chicken products consist of refrigerated whole chickens, whole cut-up chickens and selected chicken parts that are either marinated or non-marinated. The Company's prepared chicken products include fully cooked, ready-to-cook and individually frozen chicken parts, strips, nuggets and patties, some of which are either breaded or non-breaded and either marinated or non-marinated. As a vertically integrated company, we control every phase of the production of our products. We operate feed mills, hatcheries, processing plants and distribution centers in 12 U.S. states, Puerto Rico and Mexico. Pilgrim's has approximately 38,000 employees and has the capacity to process more than 36 million birds per week for a total of more than 9.5 billion pounds of live chicken annually. Approximately 3,900 contract growers supply poultry for the Company's operations. As of June 24, 2012, JBS USA Holdings, Inc. ("JBS USA") a wholly owned indirect subsidiary of Brazil-based JBS S.A., beneficially owned 75.3% of the Company's outstanding common stock.

Consolidated Financial Statements

     The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments unless otherwise disclosed) considered necessary for a fair presentation have been included. Operating results for the thirteen and twenty-six weeks ended June 24, 2012 are not necessarily indicative of the results that may be expected for the year ending December 30, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 25, 2011.

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

2. EXIT OR DISPOSAL ACTIVITIES

     From time to time, the Company will incur costs to implement exit or disposal efforts for specific operations. These exit or disposal plans, each of which is approved by the Company's Board of Directors, focus on various aspects of operations, including closing and consolidating certain processing facilities, rationalizing headcount and aligning operations in the most strategic and cost-efficient structure. Specific exit or disposal efforts that were ongoing during either the thirteen and twenty-six weeks ended June 24, 2012 or the thirteen and twenty-six weeks ended June 26, 2011 included the following:

		Administrative
	Facility Closures(a)	Integration(b)	Total
	(In thousands, except positions eliminated)
Earliest implementation date	October 2008	January 2010
Latest expected completion date	September 2014	March 2012
Positions eliminated	2,410	480	2,890
Costs expected to be incurred:
Employee-related costs	$3,170	$14,578	$17,748
Asset impairment costs	17,902	32,530	50,432
Inventory valuation costs	850	—	850
Other exit or disposal costs	19,433	—	19,433
Total exit or disposal costs	$41,355	$47,108	$88,463
Costs incurred since inception:
Employee-related costs	$3,170	$14,578	$17,748
Asset impairment costs	17,902	32,530	50,432
Inventory valuation costs	850	—	850
Other exit or disposal costs	7,181	—	7,181
Total exit or disposal costs	$29,103	$47,108	$76,211

	Thirteen Weeks Ended June 24, 2012			Twenty-Six Weeks Ended June 24, 2012
	Facility	Administrative		Facility	Administrative
	Closures	Integration	Total	Closures	Integration	Total
	(In thousands)
Employee-related costs	$—	$—	$—	$78	$—	$78
Asset impairment costs	—	—	—	960	382	1,342
Other exit or disposal costs	389	—	389	1,932	—	1,932
Total exit or disposal costs	$389	$—	$389	$2,970	$382	$3,352

	Thirteen Weeks Ended June 26, 2011			Twenty-Six Weeks Ended June 26, 2011
	Facility	Administrative		Facility	Administrative
	Closures	Integration	Total	Closures	Integration	Total
	(In thousands)
Employee-related costs	$—	$76	$76	$—	$616	$616
Asset impairment costs	1,957	850	2,807	3,723	850	4,573
Total exit or disposal costs	$1,957	$926	$2,883	$3,723	$1,466	$5,189

(a)	Significant facilities closed included one processing plant in 2008, two processing plants in 2009, two processing plants in the transition period and one processing plant in 2011. The transition period began September 27, 2009 and ended December 27, 2009 and resulted from the Company's change in its fiscal year end from the Saturday nearest September 30 each year to the last Sunday in December of each year.
(b)	Company management implemented certain activities to integrate the administrative functions of the Company into those of JBS USA. These included the closures of administrative offices in Georgia and Texas.

     Accrued severance costs are included in Accrued expenses and other current liabilities and accrued inventory charges are included in Inventories on the accompanying Condensed Consolidated Balance Sheets. The following table sets forth activity that was recorded through the Company’s accrued exit or disposal cost accounts during the twenty-six weeks ended June 24, 2012 and June 26, 2011:

		Accrued
	Accrued	Inventory
	Severance	Charges	Total
	(In thousands)
Balance at December 25, 2011	$90	$793	$883
Accruals	—	—	—
Payment /Disposal	(155)	(136)	(291)
Adjustments	78	—	78
Balance at June 24, 2012	$13	$657	$670
Balance at December 26, 2010	$4,150	$793	$4,943
Accruals	1,290	—	1,290
Payment /Disposal	(3,864)	—	(3,864)
Adjustments	(674)	—	(674)
Balance at June 26, 2011	$902	$793	$1,695

     Exit or disposal costs were included on the following lines in the accompanying Condensed Consolidated Statements of Operations:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 24, 2012	June 26, 2011	June 24, 2012	June 26, 2011
	(In thousands)
Cost of sales	$—	$—	$78	$—
Operational restructuring charges	—	1,957	—	3,305
Selling, general and administrative expense	—	76	—	616
Administrative restructuring charges	389	850	3,274	1,268
Total exit or disposal costs	$389	$2,883	$3,352	$5,189

     Certain exit or disposal costs were classified as either Operational restructuring charges or Administrative restructuring charges on the accompanying Condensed Consolidated Statements of Operations because management believed these costs were not directly related to the Company’s ongoing operations. Components of operating restructuring charges and administrative restructuring charges are summarized below:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 24, 2012	June 26, 2011	June 24, 2012	June 26, 2011
	(In thousands)
Operational restructuring charges:
Asset impairment costs (Note 8. Property, Plant and
Equipment)	$—	$1,957	$—	$3,305
Administrative restructuring charges:
Asset impairment costs (Note 8. Property, Plant and
Equipment)	$—	$850	$1,342	$1,268
Loss on egg sales and flock depletion expensed as
incurred	54	—	509	—
Other restructuring costs	335	—	1,423	—
Total administrative restructuring charges	$389	$850	$3,274	$1,268

     We continue to review and evaluate various restructuring and other alternatives to streamline our operations, improve efficiencies and reduce costs. Such initiatives may include selling assets, consolidating operations and functions, employee relocation and voluntary and involuntary employee separation programs. Any such actions may require us to obtain the pre-approval of our lenders under our U.S. Credit Facility (as defined in Note 10 - Long-term Debt and Other Borrowing Arrangements). In addition, such actions will subject the Company to additional short-term costs, which may include asset impairment charges, lease commitment costs, employee retention and severance costs and other costs. Certain of these activities may have a disproportionate impact on our income relative to the cost savings in a particular period.

3. FAIR VALUE MEASUREMENTS

     The asset (liability) amounts recorded in the Condensed Consolidated Balance Sheets (carrying amounts) and the estimated fair values of financial instruments at June 24, 2012 and December 25, 2011 consisted of the following:

	June 24, 2012		December 25, 2011
	Carrying	Fair	Carrying	Fair	Note
	Amount	Value	Amount	Value	Reference
	(In thousands)
Short-term investments in available-for-sale
securities	$156	$156	$157	$157	6
Commodity derivative assets(a):					7
Futures	5,123	5,123	2,870	2,870
Options	2,348	2,348	—	—
Long-term investments in available-for-sale
securities	474	474	497	497	6
Commodity derivative liabilities(b):					7
Futures	(1,353)	(1,353)	(2,120)	(2,120)
Options	—	—	(603)	(603)
Long-term debt and other borrowing
arrangements(c)	(1,230,236)	(1,261,818)	(1,423,612)	(1,421,517)	10
Note payable to JBS USA	—	—	(50,000)	(50,077)	10, 14

(a)	Commodity derivative assets are included in Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheet.
(b)	Commodity derivative liabilities are included in Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheet.
(c)	The fair values of the Company’s long-term debt and other borrowing arrangements were estimated by calculating the net present value of future payments for each debt obligation or borrowing by: (i) using a risk-free rate applicable for an instrument with a life similar to the remaining life of each debt obligation or borrowing plus the current estimated credit risk spread for the Company or (ii) using the quoted market price at June 24, 2012 or December 25, 2011, as applicable.

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

     As of June 24, 2012, the Company held certain items that are required to be measured at fair value on a recurring basis. These included cash and cash equivalents, derivative assets and liabilities, short-term investments in available-for-sale securities and long-term investments in available-for-sale securities. Cash equivalents consist of short-term, highly liquid, income-producing investments such as money market funds and other funds that have maturities of 90 days or less. Derivative assets and liabilities consist of long and short positions on both exchange-traded commodity futures and commodity options as well as margin cash on account with the Company’s derivatives brokers. Short-term investments in available-for-sale securities consist of short-term, highly liquid, income-producing investments such as municipal debt securities that have maturities of greater than 90 days but less than one year. Long-term investments in available-for-sale securities consist of income-producing investments such as municipal debt securities, corporate debt securities, equity securities and fund-of-funds units that have maturities of greater than one year.

     The following items were measured at fair value on a recurring basis at June 24, 2012:

	Level 1	Level 2	Level 3	Total
	(In thousands)
Short-term investments in available-for-sale securities	$—	$156	$—	$156
Commodity derivative assets:
Futures	5,123	—	—	5,123
Options	—	2,348	—	2,348
Long-term investments in available-for-sale securities	—	474	—	474
Commodity derivative liabilities:
Futures	(1,353)	—	—	(1,353)

     Financial assets and liabilities classified in Level 1 at June 24, 2012 include cash and cash equivalents, restricted cash and cash equivalents, equity securities and commodity futures derivative instruments traded in active markets. The valuation of these instruments is determined using a market approach, taking into account current interest rates, creditworthiness, and liquidity risks in relation to current market conditions, and is based upon unadjusted quoted prices for identical assets in active markets. The valuation of financial assets and liabilities in Level 2 is determined using a market approach based upon quoted prices for similar assets and liabilities in active markets or other inputs that are observable for substantially the full term of the financial instrument. Level 2 securities primarily include fixed income securities and commodity option derivative instruments. The valuation of financial assets in Level 3 is determined using an income approach based on unobservable inputs such as discounted cash flow models or valuations.

     The following table presents activity for the twenty-six weeks ended June 24, 2012 and June 26, 2011, respectively, related to the Company’s investment in a fund-of-funds asset that is measured at fair value on a recurring basis using Level 3 inputs:

	Twenty-Six Weeks Ended
	June 24, 2012	June 26, 2011
	(In thousands)
Balance at beginning of period	$59	$1,190
Included in other comprehensive income	—	51
Sale of securities	(59)	—
Balance at end of period	$—	$1,241

     In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records certain assets and liabilities at fair value on a nonrecurring basis. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges when required by U.S. GAAP. Certain long-lived assets held for sale with a carrying amount of $2.0 million were written down to their fair value of $0.7 million, resulting in a loss of $1.3 million recorded in earnings during the twenty-six weeks ended June 24, 2012. These assets are classified as Level 2 assets because their fair value can be corroborated based on observable market data.

4. TRADE ACCOUNTS AND OTHER RECEIVABLES

     Trade accounts and other receivables, less allowance for doubtful accounts, consisted of the following:

	June 24, 2012	December 25, 2011
	(In thousands)
Trade accounts receivable	$342,592	$337,411
Account receivable from JBS USA, LLC	24,932	21,198
Other receivables	9,630	16,974
Receivables, gross	377,154	375,583
Allowance for doubtful accounts	(4,833)	(5,163)
Receivables, net	$372,321	$370,420

5. INVENTORIES

     Inventories consisted of the following:

	June 24, 2012	December 25, 2011
	(In thousands)
Chicken:
Live chicken and hens	$393,500	$363,590
Feed, eggs and other	278,543	238,449
Finished chicken products	312,587	273,363
Total chicken inventories	984,630	875,402
Other products:
Commercial feed, table eggs and other	3,344	3,674
Distribution inventories (other than chicken products)	18	18
Total other products inventories	3,362	3,692
Total inventories	$987,992	$879,094

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

	June 24, 2012		December 25, 2011
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Cash equivalents:
Fixed income securities	$50	$51	$—	$—
Short-term investments:
Fixed income securities	$151	$156	$152	$157
Long-term investments:
Fixed income securities	$400	$474	$367	$438
Other	—	—	59	59

     Maturities for the Company’s investments in fixed income securities as of June 24, 2012 were as follows:

	Amount	Percent
	(In thousands)
Matures in less than one year	$207	30%
Matures between one and two years	54	8%
Matures between two and five years	228	34%
Matures in excess of five years	192	28%
	$681	100%

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

7. DERIVATIVE FINANCIAL INSTRUMENTS

     The Company utilizes various raw materials in its operations, including corn, soybean meal, soybean oil, sorghum and energy, such as natural gas, electricity and diesel fuel, which are all considered commodities. The Company considers these raw materials generally available from a number of different sources and believes it can obtain them to meet its requirements. These commodities are subject to price fluctuations and related price risk due to factors beyond our control, such as economic and political conditions, supply and demand, weather, governmental regulation and other circumstances. Generally, the Company purchases derivative financial instruments, specifically exchange-traded futures and options, in an attempt to mitigate price risk related to its anticipated consumption of commodity inputs for the next 12 months. The Company may purchase longer-term derivative financial instruments on particular commodities if deemed appropriate. The fair value of derivative assets is included in the line item Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets while the fair value of derivative liabilities is included in the line item Accrued expenses and other current liabilities on the same statements. Our counterparties require that we post cash collateral for changes in the net fair value of the derivative contracts.

     We have not designated the derivative financial instruments that we have purchased to mitigate commodity purchase exposures as cash flow hedges. Therefore, we recognized changes in the fair value of these derivative financial instruments immediately in earnings. Gains or losses related to these derivative financial instruments are included in the line item Cost of sales in the Condensed Consolidated Statements of Operations. The Company recognized net gains of $2.4 million and net losses of $5.7 million related to changes in the fair value of its derivative financial instruments during the thirteen weeks ended June 24, 2012 and June 26, 2011, respectively. We also recognized net losses of $2.2 million and net gains of $26.3 million related to changes in the fair value of our derivative financial instruments during the twenty-six weeks ended June 24, 2012 and June 26, 2011, respectively.

     Information regarding the Company’s outstanding derivative instruments and cash collateral posted with (owed to) brokers is included in the following table:

	June 24, 2012	December 25, 2011
	(Fair values in thousands)
Fair values:
Commodity derivative assets	$7,471	$2,870
Commodity derivative liabilities	(1,353)	(2,723)
Cash collateral posted with (owed to) brokers	(1,682)	3,271
Derivatives Coverage:
Corn	(a)	(a)
Soybean meal	1.6%	(a)
Sorghum	50.6%	n/a
Period through which stated percent of needs are covered:
Corn	(a)	(a)
Soybean meal	May 2013	(a)
Sorghum	December 2012	n/a
Written put options outstanding(b):
Fair value	$2,348	$(603)
Number of contracts:
Corn	—	500
Sorghum	1,395	—
Expiration dates	December 2012	March 2012
Short positions on outstanding futures derivative instruments(b):
Fair value	$2,643	$495
Number of contracts:
Corn	1,286	2,531
Soybean meal	119	96

(a)	Derivatives coverage is the percent of anticipated corn and soybean meal needs covered by outstanding derivative instruments through a specified date. As of June 24, 2012, the Company's open short derivative positions for corn exceeded its long derivative positions. The Company will sometimes purchase short derivative instruments to offset negative price exposure on future fixed cash purchases. These positions expire by June 2013.
(b)	A written put option is an option that the Company has sold that grants the holder the right, but not the obligation, to sell the underlying asset at a certain price for a specified period of time. When the Company takes a short position on a futures derivative instrument, it agrees to sell the underlying asset in the future at a price established on the contract date. The Company writes put options and takes short positions on futures derivative instruments to minimize the impact of feed ingredients price volatility on its operating results.

8. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment (“PP&E”), net consisted of the following:

	June 24, 2012	December 25, 2011
	(In thousands)
Land	$64,030	$65,413
Buildings	1,080,037	1,077,789
Machinery and equipment	1,492,689	1,492,251
Autos and trucks	58,248	58,518
Construction-in-progress	41,495	36,094
PP&E, gross	2,736,499	2,730,065
Accumulated depreciation	(1,526,703)	(1,488,313)
PP&E, net	$1,209,796	$1,241,752

     The Company recognized depreciation expense of $32.3 million and $48.2 million during the thirteen weeks ended June 24, 2012 and June 26, 2011, respectively. We also recognized depreciation expense of $64.2 million and $95.1 million during the twenty-six weeks ended June 24, 2012 and June 26, 2011, respectively.

     During the thirteen and twenty-six weeks ended June 24, 2012, the Company sold certain PP&E for cash of $9.4 million and $12.5 million, respectively, and recognized net gains on these sales of $0.3 million and net losses of $0.6 million, respectively. PP&E sold in 2012 included a vacant office building in Texas, an idled processing plant in Georgia, idled hatcheries in Alabama and Georgia, an idled distribution center in Louisiana, various broiler and breeder farms in Texas, both developed and undeveloped land in Texas and miscellaneous processing equipment. During the thirteen and twenty-six weeks ended June 26, 2011, the Company sold certain PP&E for cash of $0.5 million and $4.9 million, respectively, and recognized net losses of $0.8 million and net gains of $0.3 million, respectively, on these sales. PP&E sold in 2011 included an idled feed mill in Georgia, various broiler and breeder farms in Texas, undeveloped land in Texas and miscellaneous processing equipment.

     Management has committed to the sale of certain properties and related assets, including, but not limited to, processing plants, office buildings and farms, which no longer fit into the operating plans of the Company. The Company is actively marketing these properties and related assets for immediate sale and believes a sale of each property can be consummated within the next 12 months. At June 24, 2012 and December 25, 2011, the Company reported properties and related assets totaling $44.7 million and $53.8 million, respectively, in Assets held for sale on its Condensed Consolidated Balance Sheets. For the twenty-six weeks ended June 24, 2012, the Company recognized impairment expense of $1.3 million on certain of these assets. The Company did not recognize any impairment expense for the thirteen weeks ended June 24, 2012.

     On July 17, 2012, the Company reached an agreement to sell its commercial egg operations, which have been classified as held for sale since December 2011, to Cal-Maine Foods, Inc. The Company expects to close the transaction in August 2012.

     As part of the exit or disposal activities discussed in “Note 2. Exit or Disposal Activities,” the Company closed or idled various processing complexes, processing plants, hatcheries and broiler farms throughout the U.S. Neither the Board of Directors nor JBS USA. has determined if it would be in the best interest of the Company to divest any of these idled assets. Management is therefore not certain that it can or will divest any of these assets within one year, is not actively marketing these assets and, accordingly, has not classified them as assets held for sale. The Company continues to depreciate these assets. At June 24, 2012, the carrying amount of these idled assets was $61.0 million based on depreciable value of $151.5 million and accumulated depreciation of $90.5 million.

     The Company last tested the recoverability of its long-lived assets held and used in December 2011. At that time, the Company determined that the carrying amount of its long-lived assets held and used was recoverable over the remaining life of the primary asset in the group and that long-lived assets held and used passed the Step 1 recoverability test under ASC 360-10-35, Impairment or Disposal of Long-Lived Assets. There were no indicators present during the twenty-six weeks ended June 24, 2012 that required the Company to test its long-lived assets held and used for recoverability.

9. CURRENT LIABILITIES

     Current liabilities, other than income taxes and current maturities of long-term debt, consisted of the following components:

	June 24, 2012	December 25, 2011
	(In thousands)
Accounts payable:
Trade accounts	$275,958	$294,662
Book overdrafts	65,277	32,958
Other payables	866	1,244
Total accounts payable	342,101	328,864
Accounts payable to JBS USA, LLC	6,746	11,653
Accrued expenses and other current liabilities:
Compensation and benefits	80,288	72,328
Interest and debt-related fees	9,762	13,809
Insurance and self-insured claims	99,971	102,256
Commodity derivative liabilities:
Futures	1,353	2,120
Options	—	603
Other accrued expenses	89,215	89,855
Pre-petition obligations	282	826
Total accrued expenses and other current liabilities	280,871	281,797
	$629,718	$622,314

10. LONG-TERM DEBT AND OTHER BORROWING ARRANGEMENTS

     Long-term debt and other borrowing arrangements consisted of the following components:

	Maturity	June 24, 2012	December 25, 2011
		(In thousands)
Senior notes, at 7 7/8%, net of unaccreted discount	2018	$497,073	$496,846
U.S. Credit Facility Term B-1 note payable at 4.75%	2014	275,443	275,443
U.S. Credit Facility Term B-2 note payable at 9.00%	2014	291,396	299,145
U.S. Credit Facility with one revolving note payable on which the
Company had funds borrowed at 4.22% and 6.25%	2014	161,500	347,300
Mexico Credit Facility with notes payable at TIIE Rate plus 2.25% or
Equilibrium Interbank Interest Rate plus 4.5%	2014	—	—
JBS USA Subordinated Loan Agreement with one term note payable at
9.845%	2015	—	50,000
Other	Various	4,824	4,878
Long-term debt		1,230,236	1,473,612
Less: Current maturities of long-term debt		(15,617)	(15,611)
Long-term debt, less current maturities		$1,214,619	$1,458,001

Senior and Subordinated Notes

     At June 24, 2012, the Company had an aggregate principal balance of $500.0 million of 7 7/8% Senior Notes due 2018 (the “2018 Notes”) outstanding that are registered under the Securities Act of 1933. The 2018 Notes are unsecured obligations of the Company and are guaranteed by one of the Company’s subsidiaries. Interest is payable on December 15 and June 15 of each year, commencing on June 15, 2011. Additionally, the Company had an aggregate principal balance of $3.9 million of 7 5/8% senior unsecured notes, 8 3/8% senior subordinated unsecured notes and 9 1/4% senior unsecured notes outstanding at June 24, 2012.

     On June 23, 2011, the Company entered into a Subordinated Loan Agreement with JBS USA (the “Subordinated Loan Agreement”), which provided an aggregate commitment of $100.0 million. On June 23, 2011, JBS USA made a term loan to the Company in the principal amount of $50.0 million. Pursuant to the terms of the Subordinated Loan Agreement, the Company has also agreed to reimburse JBS USA up to $56.5 million for potential draws upon letters of credit issued on JBS USA's account that support certain obligations of the Company or its subsidiaries. On December 16, 2011, the Company and JBS USA executed an amendment to the Subordinated Loan Agreement that, among other things, provided that if the Company consummated a stock rights offering (the "Rights Offering") that allowed stockholders of record as of January 17, 2012 to purchase an aggregate 44,444,444 shares of the Company's common stock on or before March 24, 2012, the loan commitment under the Subordinated Loan Agreement would be terminated. The Company consummated the Rights Offering on February 29, 2012. Further, under the U.S. Credit Facility (as defined below), following the consummation of the Rights Offering, (i) the Company, at its option, was permitted to prepay the outstanding $50.0 million term loan under the Subordinated Loan Agreement and (ii) the existing commitment of JBS USA to make an additional $50.0 million term loan to the Company under the Subordinated Loan Agreement would be terminated. On March 7, 2012, the Company repaid the outstanding $50.0 million term loan under the Subordinated Loan Agreement, plus accrued interest, with proceeds received from the Rights Offering and the remaining commitment to make loans under the Subordinated Loan Agreement was terminated.

     JBS USA agreed to arrange for letters of credit to be issued on its account in the amount of $56.5 million to an insurance company serving the Company in order to allow that insurance company to return cash it held as collateral against potential workers compensation, auto and general liability claims. In return for providing this letter of credit, the Company reimburses JBS USA for the letter of credit costs the Company would otherwise incur under its U.S. Credit Facility. In the thirteen weeks ended June 24, 2012, the Company reimbursed JBS USA $1.4 million for letter of credit costs incurred from November 2011 through May 2012. As of June 24, 2012, the Company has accrued an obligation of $0.2 million to reimburse JBS USA for letter of credit costs incurred on its behalf.

U.S. Credit Facility

     Pilgrim’s and certain of its subsidiaries have entered into a credit agreement (the "U.S. Credit Facility") with CoBank ACB, as administrative agent and collateral agent, and other lenders party thereto, which currently provides a $700.0 million revolving credit facility and a Term B facility. The U.S. Credit Facility also includes an accordion feature that allows us, at any time, to increase the aggregate revolving loan commitment by up to an additional $100.0 million and to increase the aggregate Term B loans commitment by up to an additional $400.0 million, in each case subject to the satisfaction of certain conditions, including obtaining the lenders' agreement to participate in the increase and an aggregate cap on all commitments under the U.S. Credit Facility of $1.85 billion. On April 22, 2011, we increased the amount of the sub-limit for swingline loans under the U.S. Credit Facility to $100.0 million. The revolving loan commitment and the Term B loans will mature on December 28, 2014.

     On December 28, 2009, the Company paid loan costs totaling $50.0 million related to the U.S. Credit Facility that it recognized as an asset on its balance sheet. The Company amortizes these capitalized costs to interest expense over the life of the U.S. Credit Facility.

     Subsequent to the end of each fiscal year, a portion of our cash flow must be used to repay outstanding principal amounts under the Term B loans. In April 2011, the Company paid approximately $46.3 million of its excess cash flow toward the outstanding principal under the Term B loans. After giving effect to this prepayment and other prepayments of the Term B loans, the Term B loans must be repaid in 16 quarterly installments of approximately $3.9 million beginning on April 15, 2011, with the final installment due on December 28, 2014. The Company did not have excess cash flow from 2011 to be applied toward the outstanding principal under the Term B loans. The U.S. Credit Facility also requires us to use the proceeds we receive from certain asset sales and specified debt or equity issuances and upon the occurrence of other events to repay outstanding borrowings under the U.S. Credit Facility. The cash proceeds received by the Company from the Rights Offering were not subject to this requirement. On June 24, 2012, a principal amount of $566.8 million under the Term B loans commitment was outstanding.

     Actual borrowings by the Company under the revolving credit commitment component of the U.S. Credit Facility are subject to a borrowing base, which is a formula based on certain eligible inventory, eligible receivables and restricted cash under the control of CoBank ACB. As of June 24, 2012, the applicable borrowing base was $676.9 million, the amount available for borrowing under the revolving loan commitment was $476.2 million and outstanding borrowings and letters of credit under the revolving loan commitment were $161.5 million and $39.2 million, respectively.

     The U.S. Credit Facility contains financial covenants and various other covenants that may adversely affect our ability to, among other things, incur additional indebtedness, incur liens, pay dividends or make certain restricted payments, consummate certain assets sales, enter into certain transactions with JBS USA and our other affiliates, merge, consolidate and/or sell or dispose of all or substantially all of our assets. On June 23, 2011 and December 16, 2011, the Company entered into amendments to the U.S. Credit Facility, which, among other things, (i) temporarily suspended the requirement for the Company to comply with the fixed charge coverage ratio and senior secured leverage ratio financial covenants until the quarter ended December 30, 2012, (ii) modified the fixed charge coverage ratio financial covenant so that when the requirement to comply with this covenant resumes in the quarter ended December 30, 2012, the Company can calculate the fixed charge coverage ratio based upon a specified number of fiscal quarters selected by the Company, (iii) reduced the minimum allowable consolidated tangible net worth to the sum of $450 million plus 50% of the cumulative net income (excluding any losses) of the Company from December 16, 2011 through such date of calculation and (iv) increased the maximum allowable senior secured leverage ratio, determined for any period of four consecutive fiscal quarters ending on the last day of each fiscal quarter, to be no greater than 4.00:1.00 for periods calculated from September 24, 2012 and thereafter. The Company is currently in compliance with the modified consolidated tangible net worth covenant. The Company also expects to be in compliance with the modified fixed charge coverage ratio and senior secured leverage ratio financial covenants when the requirement to comply with this covenant resumes in the quarter ended December 30, 2012.

     All obligations under the U.S. Credit Facility are unconditionally guaranteed by certain of the Company's subsidiaries and are secured by a first priority lien on (i) the accounts receivable and inventories of the Company and its non-Mexico subsidiaries, (ii) 65% of the equity interests in the Company's direct foreign subsidiaries and 100% of the equity interests in the Company's other subsidiaries and (iii) substantially all of the personal property and intangibles of the borrowers and guarantors under the U.S. Credit Facility and (iv) substantially all of the real estate and fixed assets of the Company and the guarantor subsidiaries under the U.S. Credit Facility.

Mexico Credit Facility

     On October 19, 2011, Avícola Pilgrim's Pride de México, S.A. de C.V. , Pilgrim's Pride S. de R.L. de C.V. and certain Mexican subsidiaries entered into an amended and restated credit agreement (the “Mexico Credit Facility”) with ING Bank (México), S.A. Institución de Banca Múltiple, ING Grupo Financiero, as lender and ING Capital LLC, as administrative agent. The Mexico Credit Facility has a final maturity date of September 25, 2014. The Mexico Credit Facility is secured by substantially all of the assets of the Company's Mexico subsidiaries. As of June 24, 2012, the U.S. dollar-equivalent of the loan commitment under the Mexico Credit Facility was $40.2 million. There were no outstanding borrowings under the Mexico Credit Facility at June 24, 2012.

11. INCOME TAXES

     The Company recorded an income tax benefit of $1.7 million, a (1.6)% effective tax rate, for the twenty-six weeks ended June 24, 2012, compared to an income tax benefit of $6.4 million, a 2.5% effective tax rate, for the twenty-six weeks ended June 26, 2011. The income tax benefit recognized for the twenty-six weeks ended June 24, 2012 was primarily the result of a decrease in reserves for unrecognized tax benefits and a decrease in valuation allowance as a result of earnings in the current period, offset by the tax expense recorded on the Company's year-to-date income.

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carry back and carry forward periods), projected future taxable income and tax-planning strategies in making this assessment. As of June 24, 2012, the Company does not believe it has sufficient positive evidence to conclude that realization of its federal, state and foreign net deferred tax assets is more likely than not to be realized.

     For the twenty-six weeks ended June 24, 2012 and June 26, 2011, there is no tax effect reflected in other comprehensive loss because the Company has a valuation allowance.

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

12. PENSION AND OTHER POSTRETIREMENT BENEFITS

     The Company sponsors programs that provide retirement benefits to most of its employees. These programs include qualified defined benefit pension plans, nonqualified defined benefit retirement plans, a defined benefit postretirement life insurance plan, defined contribution retirement savings plans and deferred compensation plans. Under all of our retirement plans, the Company’s expenses were $2.4 million and $3.0 million in the thirteen weeks ended June 24, 2012 and June 26, 2011, respectively, and $4.6 million and $5.3 million in the twenty-six weeks ended June 24, 2012 and June 26, 2011, respectively.

     The following table provides the components of net periodic benefit cost for the defined benefit plans mentioned above:

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	June 24, 2012		June 26, 2011		June 24, 2012		June 26, 2011
	Pension	Other	Pension	Other	Pension	Other	Pension	Other
	Benefits	Benefits	Benefits	Benefits	Benefits	Benefits	Benefits	Benefits
	(In thousands)
Service cost	$13	$—	$47	$—	$25	$—	$99	$—
Interest cost	2,028	23	2,211	30	4,057	47	4,676	64
Estimated return on plan assets	(1,436)	—	(1,665)	—	(2,871)	—	(3,521)	—
Amortization of prior service cost	—	—	1	—	—	—	2	—
Amortization of net loss (gain)	416	(1)	26	—	831	(1)	54	—
Net periodic benefit cost	$1,021	$22	$620	$30	$2,042	$46	$1,310	$64

     During the thirteen and twenty-six weeks ended June 24, 2012, the Company contributed $2.8 million and $4.4 million to its defined benefit plans, respectively.

     Beginning in the current year, the Company began remeasuring both plan assets and obligations on a quarterly basis.

13. STOCKHOLDERS' EQUITY

Rights Offering

     In January 2012, Pilgrim's commenced the Rights Offering for stockholders of record as of January 17, 2012 (the “Record Date”). The basic subscription privilege gave stockholders the option to purchase 0.2072 shares of Pilgrim's common stock, rounded up to the next largest whole number, at a subscription price of $4.50 per share for each share of Pilgrim's common stock they owned as of the Record Date. The multiplier was determined by dividing the 44,444,444 shares being offered in the Rights Offering by the total number of shares owned by all stockholders on the Record Date. Those stockholders that exercised their basic subscription privilege in full also received an over-subscription privilege that afforded them the opportunity to purchase additional shares at the subscription price of $4.50 per share from a pool of the shares left over had all stockholders not elected to exercise their basic subscription privileges in full. JBS USA committed to participate in the Rights Offering and exercise its basic and over-subscription privileges in full. The last day a stockholder could exercise either their basic subscription rights or their over-subscription rights was February 29, 2012. On March 7, 2012, the Company issued 44,444,444 shares of common stock to stockholders that exercised their basic subscription privileges and over-subscription privileges under the Rights Offering. Gross proceeds received under the Rights Offering totaled $200.0 million. The Company incurred costs directly attributable to the Rights Offering of $1.7 million that it deferred and charged against the proceeds of the Rights Offering in Additional Paid-in Capital on the Condensed Consolidated Balance Sheet. The Company used the net proceeds of $198.3 million for additional working capital to improve its capital position and for general corporate purposes. Pilgrim's also used a portion of the net proceeds to repay the outstanding principal amount of $50.0 million, plus accrued interest, of its subordinated debt owed to JBS USA and to repay indebtedness under the U.S. Credit Facility.

     The Rights Offering contained a subscription price that was less than the fair value of the Company's common stock on the last day the rights could be exercised. This price discount is considered a bonus element similar to a stock dividend. Because of this bonus element, the Company adjusted both the weighted average basic and diluted shares outstanding as reported in the Quarterly Report on Form 10-Q filed with the SEC on April 29, 2011 by multiplying those weighted average shares by an adjustment factor that represented the $6.40 fair value of a share of the Company's common stock immediately prior to the exercise of the basic and over-subscription privileges under the Rights Offering divided by the $6.07 theoretical ex-rights fair value of a share of the Company's common stock immediately prior to the exercise of the basic and over-subscription privileges under the Rights Offering. Weighted average basic and diluted shares outstanding and net loss per weighted average basic and diluted share for the thirteen and twenty-six weeks ended June 26, 2011 as originally reported and as adjusted for this bonus element were as follows:

	As Originally Reported	As Adjusted	Effect of Change
	(In thousands, except per share data)
Thirteen weeks ended June 26, 2011:
Weighted average basic shares outstanding	214,282	224,996	10,714
Weighted average diluted shares outstanding	214,282	224,996	10,714
Net loss per weighted average basic share	$(0.60)	$(0.57)	$0.03
Net loss per weighted average diluted share	$(0.60)	$(0.57)	$0.03
Twenty-six weeks ended June 26, 2011:
Weighted average basic shares outstanding	214,282	224,996	10,714
Weighted average diluted shares outstanding	214,282	224,996	10,714
Net loss per weighted average basic share	$(1.16)	$(1.11)	$0.05
Net loss per weighted average diluted share	$(1.16)	$(1.11)	$0.05

Share-Based Compensation

     The Company granted 200,000 restricted shares of its common stock to William W. Lovette, the Company’s Chief Executive Officer, effective January 14, 2011 in connection with the employment agreement with Mr. Lovette. Restrictions on fifty percent of these shares will lapse on January 3, 2013 and restrictions on the remaining shares will lapse on January 3, 2014, subject to Mr. Lovette’s continued employment with the Company through the applicable vesting date. The $1.4 million fair value of the shares as of the grant date was determined by multiplying the number of shares granted by the closing market price of the Company’s common stock on the grant date. Assuming no forfeiture of shares, the Company will recognize share-based compensation expense of $0.7 million ratably from January 14, 2011 to January 3, 2013. The Company will also recognize share-based compensation expense of $0.7 million ratably from January 14, 2011 to January 3, 2014. The Company recognized share-based compensation expense totaling $0.2 million during both the thirteen weeks ended June 24, 2012 and June 26, 2011 and share-based compensation expense totaling $0.3 million during both the twenty-six weeks ended June 24, 2012 and June 26, 2011.

Anti-dilutive Common Stock Equivalents

     Due to the net loss incurred in the thirteen and twenty-six weeks ended June 26, 2011, the Company did not include 8,157 and 11,591 common stock equivalents, respectively, in the calculations of the denominators used for net loss per weighted average diluted common share outstanding as these common stock equivalents would be anti-dilutive.

Restrictions on Retained Earnings

     The U.S. Credit Facility prohibits us from paying dividends on the common stock of the Company. Further, the indenture governing the 2018 Notes restricts, but does not prohibit, the Company from declaring dividends.

14. RELATED PARTY TRANSACTIONS

     Pilgrim's has been and, in some cases, continues to be a party to certain transactions with affiliated persons and our current and former directors and executive officers. Company management has analyzed the terms of all contracts executed with related parties and believes that they are substantially similar to, and contain terms no less favorable to us than, those obtainable from unaffiliated parties.

     On December 28, 2009, JBS USA became the holder of the majority of the common stock of the Company. Until March 26, 2012, Lonnie A. “Bo” Pilgrim and certain entities related to Mr. Pilgrim collectively owned the second-largest block of our common stock. On March 12, 2012, Mr. Pilgrim (the "Founder Director") resigned as a director of Pilgrim's. On March 26, 2012, Mr. Pilgrim and certain entities related to Mr. Pilgrim sold 18,924,438 shares of our common stock to JBS USA. This transaction increased JBS USA's beneficial ownership to 75.3% of the total outstanding shares of our common stock.

     Transactions with JBS USA, a JBS USA subsidiary and the former Founder Director recognized in the Condensed Consolidated Statements of Operations are summarized below:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 24,	June 26,	June 24,	June 26,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
JBS USA:
Subordinated loan interest(a)	$—	$—	$971	$—
Letter of credit fees(b)	592	—	1,184	—
JBS USA, LLC:
Purchases from JBS USA, LLC(c)	16,982	37,981	31,711	78,027
Expenditures paid by JBS USA, LLC on behalf of Pilgrim’s Pride
Corporation(d)	14,400	6,281	29,725	14,150
Sales to JBS USA, LLC(c)	61,225	17,989	119,367	41,723
Expenditures paid by Pilgrim’s Pride Corporation on behalf of JBS
USA, LLC(d)	1,432	479	2,556	650
Former Founder Director:
Consulting fee paid to former Founder Director(e)	—	374	374	748
Board fees paid to former Founder Director(e)	—	39	45	76
Contract grower compensation paid to former Founder Director(f)	—	369	297	669
Sales to former Founder Director	—	4	1	5

(a)	On June 23, 2011, we executed a subordinated loan agreement with JBS USA that provided an aggregate loan commitment of $100.0 million and immediately borrowed $50.0 million under the resulting facility at an interest rate of 9.845% per annum. On March 7, 2012, we repaid the outstanding $50.0 million loan, along with $3.5 million accrued interest, and terminated the loan commitment under the agreement.
(b)	Beginning on October 26, 2011, JBS USA arranged for letters of credit to be issued on its account in the amount of $56.5 million to an insurance company on our behalf in order to allow that insurance company to return cash it held as collateral against potential liability claims. We agreed to reimburse JBS USA up to $56.5 million for potential draws upon these letters of credit. We reimburse JBS USA for the letter of credit costs we would have otherwise incurred under our credit facilities. During 2012, we have paid JBS USA $1.4 million for letter of credit costs. At June 24, 2012, the outstanding payable to JBS USA for letter of credit costs was $0.2 million.
(c)	We routinely execute transactions to both purchase products from JBS USA, LLC and sell products to them. As of June 24, 2012 and December 25, 2011, the outstanding payable to JBS USA, LLC was $6.7 million and $11.7 million, respectively. As of June 24, 2012 and December 25, 2011, the outstanding receivable from JBS USA, LLC was $24.9 million and $21.2 million, respectively. As of June 24, 2012, approximately $1.9 million of goods from JBS USA, LLC were in transit and not reflected on our Condensed Consolidated Balance Sheet.
(d)	On January 19, 2010, we executed an agreement with JBS USA, LLC in order to allocate costs associated with the procurement of SAP licenses and maintenance services by JBS USA, LLC for the combined companies. Under this agreement, the fees associated with procuring SAP licenses and maintenance services are allocated between us and JBS USA, LLC in proportion to the percentage of licenses used by each company. The agreement expires on the date of expiration, or earlier termination, of each underlying SAP license agreement. During 2012, we have paid JBS USA $0.6 million for the procurement of such licenses and services. On May 5, 2010, we executed an agreement with JBS USA, LLC in order to allocate the costs of supporting the business operations through one consolidated corporate team. Expenditures paid by JBS USA, LLC on our behalf are reimbursed by us and expenditures paid by us on behalf of JBS USA, LLC are reimbursed by JBS USA, LLC. This agreement expires on May 5, 2015. During 2012, we have paid JBS USA, LLC $14.4 million for net expenditures paid by JBS USA, LLC on our behalf. At June 24, 2012, the outstanding net payable to JBS USA resulting from affiliate trade, procurement of SAP licenses and maintenance services and support of the business operations through one consolidated corporate team was $5.4 million.
(e)	On December 28, 2009, we executed a consulting agreement with the former Founder Director. The terms of the agreement on that date included, among other things, that the former Founder Director (i) will provide services to us that are comparable in the aggregate with the services provided by him to us prior to December 28, 2009, (ii) will be appointed to our Board of Directors and, during the term of the agreement, will be nominated for subsequent terms on the Board, (iii) will be compensated for services rendered to us at a rate of $1.5 million per annum for a term of five years, (iv) will be subject to customary non-solicitation and non-competition provisions and (v) will be, along with his spouse, provided with medical benefits (or will be compensated for medical coverage) that are comparable in the aggregate to the medical benefits afforded to our employees. As a result of his resignation as Founder Director, we are no longer required to nominate the Former Director to serve subsequent terms on the Board. During 2012, we have paid $0.4 million to the former Founder Director under this agreement.
(f)	We have executed various grower contracts with the former Founder Director that provide for the placement of our flocks on farms owned by the former Founder Director during the grow-out phase of production. These contracts include terms that are substantially identical to those included in contracts executed by us with unaffiliated parties. The former Founder Director can terminate the contracts upon completion of the grow-out phase for each flock. We can terminate the contracts within a specified period of time pursuant to regulations by the Grain Inspection, Packers and Stockyards Administration of the U.S. Department of Agriculture. During 2012, we have paid $0.3 million to the former Founder Director under these contracts.

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

     The Company executed a brand license agreement on June 19, 2012 under which it has granted to JBS Aves Ltda. a license to use the Company's name, trademark and various other intellectual property and materials in connection with certain of their poultry products. The license fee will be calculated based on metric tons of poultry product sold by JBS Aves Ltda. bearing the Company's name and trademark. The Company did not recognize any income under the license agreement during the thirteen weeks ended June 24, 2012.

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

     On December 1, 2008, Pilgrim’s and six of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court for the Northern District of Texas, Fort Worth Division. The cases were jointly administered under Case No. 08-45664. The Company emerged from Chapter 11 on December 28, 2009. The Company is the named defendant in several pre-petition lawsuits that, as of June 24, 2012, have not been resolved. Among the claims presently pending are claims brought against certain current and former directors, executive officers and employees of the Company, the Pilgrim’s Pride Administrative Committee and the Pilgrim’s Pride Pension Committee seeking unspecified damages under section 502 of the Employee Retirement Income Security Act of 1974 (“ERISA”), 29 U.S.C. § 1132. These claims were brought by individual participants in the Pilgrim’s Pride Retirement Savings Plan, individually and on behalf of a putative class, alleging that the defendants breached fiduciary duties to plan participants and beneficiaries or otherwise violated ERISA. Although the Company is not a named defendant in these claims, our bylaws require us to indemnify our current and former directors and officers from any liabilities and expenses incurred by them in connection with actions they took in good faith while serving as an officer or director. In these actions the plaintiffs assert claims in excess of $35.0 million. The likelihood of an unfavorable outcome or the amount or range of any possible loss to the Company cannot be determined at this time.

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

     Among the other claims that were pending against the Company were two identical claims seeking unspecified damages, each brought by a stockholder, individually and on behalf of a putative class, alleging violations of certain antifraud provisions of the Securities Exchange Act of 1934. The court consolidated these cases into one matter. The parties reached an agreement to settle this matter for $1.5 million, which the court approved on May 2, 2012. The case has been dismissed with prejudice in accordance with the terms of the settlement agreement.

16. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

     On December 15, 2010, the Company closed on the sale of $500.0 million of 7 ⅞% Senior Notes due 2018 (the “2018 Notes”). The 2018 Notes are unsecured obligations of the Company and are fully and unconditionally guaranteed on a senior unsecured basis by Pilgrim’s Pride Corporation of West Virginia, Inc., a wholly owned subsidiary of the Company (the “Guarantor”). In accordance with Rule 3-10 of Regulation S-X promulgated under the Securities Act of 1933, the following condensed consolidating financial statements present the financial position, results of operations and cash flows of the Company (referred to as “Parent” for the purpose of this note only) on a Parent-only basis, the Guarantor on a Guarantor-only basis, the combined non-Guarantor subsidiaries and elimination entries necessary to arrive at the information for the Parent, the Guarantor and non-Guarantor subsidiaries on a consolidated basis. Investments in subsidiaries are accounted for by the Company using the equity method for this presentation.

     The tables below present the condensed consolidating balance sheets as of June 24, 2012 and December 25, 2011, as well as the condensed consolidating statements of operations and cash flows for the thirteen and twenty-six weeks ended June 24, 2012 and June 26, 2011 based on the guarantor structure.

CONDENSED CONSOLIDATING BALANCE SHEETS
June 24, 2012

		Subsidiary	Subsidiary	Eliminations/
	Parent	Guarantor	Non-Guarantors	Adjustments	Consolidation
	(In thousands)
Cash and cash equivalents	$24,988	$—	$24,239	$—	$49,227
Restricted cash and cash equivalents	—	—	4,666	—	4,666
Investment in available-for-sale securities	—	—	156	—	156
Trade accounts and other receivables, less allowance for
doubtful accounts	292,044	15,285	40,060	—	347,389
Account receivable from JBS USA, LLC	24,932	—	—	—	24,932
Inventories	869,863	22,767	95,362	—	987,992
Income taxes receivable	59,722	—	6,781	(1,008)	65,495
Current deferred tax assets	—	4,003	1,492	(5,495)	—
Prepaid expenses and other current assets	21,478	188	21,729	—	43,395
Assets held for sale	28,778	—	15,935	—	44,713
Total current assets	1,321,805	42,243	210,420	(6,503)	1,567,965
Investment in available-for-sale securities	—	—	474	—	474
Intercompany receivable	33,609	32,218	—	(65,827)	—
Investment in subsidiaries	339,489	—	—	(339,489)	—
Deferred tax assets	75,392	—	7	(4,300)	71,099
Other long-lived assets	48,351	—	180,492	(180,000)	48,843
Identified intangible assets, net	29,423	—	11,807	—	41,230
Property, plant and equipment, net	1,063,036	47,112	103,536	(3,888)	1,209,796
Total assets	$2,911,105	$121,573	$506,736	$(600,007)	$2,939,407
Accounts payable	$294,107	$12,276	$35,718	$—	$342,101
Account payable to JBS USA, LLC	6,746	—	—	—	6,746
Accrued expenses and other current liabilities	221,578	19,864	39,426	3	280,871
Income taxes payable	—	—	1,008	(1,008)	—
Current deferred tax liabilities	83,809	—	933	(5,495)	79,247
Current maturities of long-term debt	15,617	—	—	—	15,617
Total current liabilities	621,857	32,140	77,085	(6,500)	724,582
Long-term debt, less current maturities	1,239,619	—	—	(25,000)	1,214,619
Intercompany payable	—	—	65,830	(65,830)	—
Deferred tax liabilities	—	4,003	297	(4,300)	—
Other long-term liabilities	297,264	—	3,205	(155,000)	145,469
Total liabilities	2,158,740	36,143	146,417	(256,630)	2,084,670
Total Pilgrim’s Pride Corporation stockholders’
equity	752,365	85,430	357,281	(343,377)	851,699
Noncontrolling interest	—	—	3,038	—	3,038
Total stockholders’ equity	752,365	85,430	360,319	(343,377)	854,737
Total liabilities and stockholders’ equity	$2,911,105	$121,573	$506,736	$(600,007)	$2,939,407

CONDENSED CONSOLIDATING BALANCE SHEETS
December 25, 2011

		Subsidiary	Subsidiary	Eliminations/
	Parent	Guarantor	Non-Guarantors	Adjustments	Consolidation
	(In thousands)
Cash and cash equivalents	$13,733	$30	$27,846	$—	$41,609
Restricted cash and cash equivalents	—	—	7,680	—	7,680
Investment in available-for-sale securities	—	—	157	—	157
Trade accounts and other receivables, less allowance for
doubtful accounts	302,809	1,575	44,838	—	349,222
Account receivable from JBS USA, LLC	21,198	—	—	—	21,198
Inventories	766,227	21,144	91,723	—	879,094
Income taxes receivable	62,160	—	528	(3,621)	59,067
Current deferred tax assets	—	4,003	1,478	(5,481)	—
Prepaid expenses and other current assets	35,877	87	16,386	—	52,350
Assets held for sale	37,754	—	16,062	—	53,816
Total current assets	1,239,758	26,839	206,698	(9,102)	1,464,193
Investment in available-for-sale securities	—	—	497	—	497
Intercompany receivable	50,064	33,978	—	(84,042)	—
Investment in subsidiaries	304,395	—	—	(304,395)	—
Deferred tax assets	75,392	—	7	(4,300)	71,099
Other long-lived assets	57,460	—	180,461	(180,000)	57,921
Identified intangible assets, net	31,384	—	12,699	—	44,083
Property, plant and equipment, net	1,090,376	49,336	105,928	(3,888)	1,241,752
Total assets	$2,848,829	$110,153	$506,290	$(585,727)	$2,879,545
Accounts payable	$270,538	$13,033	$45,293	$—	$328,864
Account payable to JBS USA, LLC	11,653	—	—	—	11,653
Accrued expenses and other current liabilities	226,016	17,193	38,588	—	281,797
Income taxes payable	—	—	3,621	(3,621)	—
Current deferred tax liabilities	83,795	—	934	(5,481)	79,248
Current maturities of long-term debt	15,611	—	—	—	15,611
Total current liabilities	607,613	30,226	88,436	(9,102)	717,173
Long-term debt, less current maturities	1,433,001	—	—	(25,000)	1,408,001
Note payable to JBS USA Holdings, Inc.	50,000	—	—	—	50,000
Intercompany payable	—	—	84,042	(84,042)	—
Deferred tax liabilities	—	4,003	297	(4,300)	—
Other long-term liabilities	289,697	—	11,675	(155,431)	145,941
Total liabilities	2,380,311	34,229	184,450	(277,875)	2,321,115
Total Pilgrim’s Pride Corporation stockholders’
equity	468,518	75,924	319,022	(307,852)	555,612
Noncontrolling interest	—	—	2,818	—	2,818
Total stockholders’ equity	468,518	75,924	321,840	(307,852)	558,430
Total liabilities and stockholders’ equity	$2,848,829	$110,153	$506,290	$(585,727)	$2,879,545

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Thirteen Weeks Ended June 24, 2012

		Subsidiary	Subsidiary	Eliminations/
	Parent	Guarantor	Non-Guarantors	Adjustments	Consolidation
	(In thousands)
Net sales	$1,743,061	$71,854	$227,555	$(68,001)	$1,974,469
Cost of sales	1,626,219	65,539	206,623	(68,001)	1,830,380
Gross profit	116,842	6,315	20,932	—	144,089
Selling, general and administrative expense	39,336	—	5,103	—	44,439
Administrative restructuring charges	389	—	—	—	389
Operating income	77,117	6,315	15,829	—	99,261
Interest expense, net	24,694	—	231	—	24,925
Interest income	(7)	—	(349)	—	(356)
Foreign currency transaction losses	25	—	8,187	—	8,212
Miscellaneous, net	(363)	(2)	129	(79)	(315)
Income before income taxes	52,768	6,317	7,631	79	66,795
Income tax expense (benefit)	(2,410)	2,385	(2,333)	—	(2,358)
Income before equity in earnings of consolidated
subsidiaries	55,178	3,932	9,964	79	69,153
Equity in earnings of consolidated subsidiaries	14,105	—	—	(14,105)	—
Net income (loss)	69,283	3,932	9,964	(14,026)	69,153
Less: Net loss attributable to noncontrolling interest	—	—	(205)	—	(205)
Net income (loss) attributable to Pilgrim’s Pride
Corporation	$69,283	$3,932	$10,169	$(14,026)	$69,358

Comprehensive income (loss)	$57,838	$3,932	$9,964	$(14,026)	$57,708
Comprehensive loss attributable to
noncontrolling interests	—	—	(205)	—	(205)
Comprehensive income (loss) attributable to
Pilgrim's Pride Corporation	$57,838	3,932	$10,169	$(14,026)	$57,913

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Thirteen Weeks Ended June 26, 2011

		Subsidiary	Subsidiary	Eliminations/
	Parent	Guarantor	Non-Guarantors	Adjustments	Consolidation
	(In thousands)
Net sales	$1,547,207	$119,650	$321,531	$(65,698)	$1,922,690
Cost of sales	1,582,084	106,940	343,635	(65,698)	1,966,961
Operational restructuring charges	1,957	—	—	—	1,957
Gross profit (loss)	(36,834)	12,710	(22,104)	—	(46,228)
Selling, general and administrative expense	43,663	—	7,965	—	51,628
Administrative restructuring charges	850	—	—	—	850
Operating income (loss)	(81,347)	12,710	(30,069)	—	(98,706)
Interest expense, net	27,312	—	114	—	27,426
Interest income	(53)	—	(225)	—	(278)
Foreign currency transaction losses	28	—	16	—	44
Miscellaneous, net	26,579	1,225	(29,150)	(90)	(1,436)
Income (loss) before income taxes	(135,213)	11,485	(824)	90	(124,462)
Income tax expense (benefit)	(1,222)	4,336	356	—	3,470
Income (loss) before equity in earnings of
consolidated subsidiaries	(133,991)	7,149	(1,180)	90	(127,932)
Equity in earnings of consolidated subsidiaries	5,764	—	—	(5,764)	—
Net income (loss)	(128,227)	7,149	(1,180)	(5,674)	(127,932)
Less: Net income attributable to noncontrolling
interests	—	—	209	—	209
Net income (loss) attributable to Pilgrim’s Pride
Corporation	$(128,227)	$7,149	$4,998	$(5,674)	$(128,141)

Comprehensive income (loss)	$(128,443)	$7,149	$(1,180)	$(5,674)	$(128,148)
Comprehensive income attributable to
noncontrolling interests	—	—	209	—	209
Comprehensive income (loss) attributable to
Pilgrim's Pride Corporation	$(128,443)	$7,149	$(1,389)	$(5,674)	$(128,357)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Twenty-Six Weeks Ended June 24, 2012

		Subsidiary	Subsidiary	Eliminations/
	Parent	Guarantor	Non-Guarantors	Adjustments	Consolidation
	(In thousands)
Net sales	$3,382,624	$148,340	$460,844	$(128,566)	$3,863,242
Cost of sales	3,193,571	133,082	411,001	(128,566)	3,609,088
Gross profit	189,053	15,258	49,843	—	254,154
Selling, general and administrative expense	79,554	—	10,141	—	89,695
Administrative restructuring charges	3,269	—	5	—	3,274
Operating income	106,230	15,258	39,697	—	161,185
Interest expense, net	52,770	—	400	—	53,170
Interest income	(16)	—	(614)	—	(630)
Foreign currency transaction losses	48	—	2,236	—	2,284
Miscellaneous, net	(481)	(11)	(400)	207	(685)
Income (loss) before income taxes	53,909	15,269	38,075	(207)	107,046
Income tax expense (benefit)	(7,087)	5,764	(382)	—	(1,705)
Income (loss) before equity in earnings of
consolidated subsidiaries	60,996	9,505	38,457	(207)	108,751
Equity in earnings of consolidated subsidiaries	47,745	—	—	(47,745)	—
Net income (loss)	108,741	9,505	38,457	(47,952)	108,751
Less: Net income attributable to noncontrolling
interest	—	—	220	—	220
Net income (loss) attributable to Pilgrim’s Pride
Corporation	$108,741	$9,505	$38,237	$(47,952)	$108,531

Comprehensive income (loss)	$97,716	$9,505	$38,457	$(47,952)	$97,726
Comprehensive income attributable to
noncontrolling interests	—	—	220	—	220
Comprehensive income (loss) attributable to
Pilgrim's Pride Corporation	$97,716	9,505	$38,237	$(47,952)	$97,726

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Twenty-Six Weeks Ended June 26, 2011

		Subsidiary	Subsidiary	Eliminations/
	Parent	Guarantor	Non-Guarantors	Adjustments	Consolidation
	(In thousands)
Net sales	$3,089,877	$229,660	$645,154	$(149,525)	$3,815,166
Cost of sales	3,170,191	209,011	681,522	(149,525)	3,911,199
Operational restructuring charges	3,305	—	—	—	3,305
Gross profit (loss)	(83,619)	20,649	(36,368)	—	(99,338)
Selling, general and administrative expense	88,824	—	16,052	—	104,876
Administrative restructuring charges	1,268	—	—	—	1,268
Operating income (loss)	(173,711)	20,649	(52,420)	—	(205,482)
Interest expense, net	54,499	—	434	—	54,933
Interest income	(354)	—	(634)	—	(988)
Foreign currency transaction gains	(173)	—	(2,518)	—	(2,691)
Miscellaneous, net	51,757	2,352	(57,048)	432	(2,507)
Income (loss) before income taxes	(279,440)	18,297	7,346	(432)	(254,229)
Income tax expense (benefit)	(15,972)	6,907	2,663	—	(6,402)
Income (loss) before equity in earnings of
consolidated subsidiaries	(263,468)	11,390	4,683	(432)	(247,827)
Equity in earnings of consolidated subsidiaries	15,000	—	—	(15,000)	—
Net income (loss)	(278,468)	11,390	4,683	14,568	(247,827)
Less: Net income attributable to noncontrolling
interest	—	—	1,074	—	1,074
Net income (loss) attributable to Pilgrim’s Pride
Corporation	$(278,468)	$11,390	$3,609	$14,568	$(248,901)

Comprehensive income (loss)	$(279,199)	$11,390	$4,683	$14,568	$(248,558)
Comprehensive income attributable to
noncontrolling interests	—	—	1,074	—	1,074
Comprehensive income (loss) attributable to
Pilgrim's Pride Corporation	$(279,199)	11,390	$3,609	$14,568	$(249,632)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Twenty-Six Weeks Ended June 24, 2012

		Subsidiary	Subsidiary	Eliminations/
	Parent	Guarantor	Non-Guarantors	Adjustments	Consolidation
	(In thousands)
Cash provided by operating activities	$77,717	$620	$1,761	$224	$80,322
Cash flows from investing activities:
Acquisitions of property, plant and equipment	(32,535)	(642)	(4,384)	—	(37,561)
Purchases of investment securities	(73)	—	(89)	—	(162)
Proceeds from sale or maturity of investment securities	58	—	—	—	58
Proceeds from property sales and disposals	11,640	—	821	—	12,461
Cash used in investing activities	(20,910)	(642)	(3,652)	—	(25,204)
Cash flows from financing activities:
Payments on note payable to JBS USA Holdings, Inc.	(50,000)	—	—	—	(50,000)
Proceeds from long-term debt	391,300	—	—	—	391,300
Payments on long-term debt	(584,904)	—	—	—	(584,904)
Proceeds from sale of common stock	198,282	—	—	—	198,282
Other financing activities	—	—	224	(224)	—
Cash provided by (used in) financing activities	(45,322)	—	224	(224)	(45,322)
Effect of exchange rate changes on cash and cash equivalents	—	—	(2,178)	—	(2,178)
Increase (decrease) in cash and cash equivalents	11,485	(22)	(3,845)	—	7,618
Cash and cash equivalents, beginning of period	13,733	30	27,846	—	41,609
Cash and cash equivalents, end of period	$25,218	$8	$24,001	$—	$49,227

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Twenty-Six Weeks Ended June 26, 2011

		Subsidiary	Subsidiary	Eliminations/
	Parent	Guarantor	Non-Guarantors	Adjustments	Consolidation
	(In thousands)
Cash provided by (used in) operating activities	$(194,575)	$7,740	$44,485	$2,178	$(140,172)
Cash flows from investing activities:
Acquisitions of property, plant and equipment	(91,020)	(7,746)	(4,386)	—	(103,152)
Purchases of investment securities	—	—	(3,383)	—	(3,383)
Proceeds from sale or maturity of investment securities	—	—	2,634	—	2,634
Proceeds from property sales and disposals	3,799	6	1,072	—	4,877
Cash used in investing activities	(87,221)	(7,740)	(4,063)	—	(99,024)
Cash flows from financing activities:
Proceeds from long-term debt	580,289	—	—	—	580,289
Payments on long-term debt	(455,931)	—	—	—	(455,931)
Proceeds from note payable to JBS Holdings, Inc.	50,000	—	—	—	50,000
Purchase of remaining interest in subsidiary	106	—	—	(2,610)	(2,504)
Payment of capitalized loan costs	(4,395)	—	—	—	(4,395)
Other financing activities	—	—	(538)	432	(106)
Cash provided by (used in) financing activities	170,069	—	(538)	(2,178)	167,353
Effect of exchange rate changes on cash and cash equivalents	—	—	330	—	330
Increase (decrease) in cash and cash equivalents	(111,727)	—	40,214	—	(71,513)
Cash and cash equivalents, beginning of period	67,685	—	38,392	—	106,077
Cash and cash equivalents, end of period	$(44,042)	$—	$78,606	$—	$34,564

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Description of the Company

     Pilgrim’s Pride Corporation (referred to herein as “Pilgrim’s,” “PPC,” “the Company,” “we,” “us,” “our,” or similar terms) is the second-largest chicken company in the world, with operations in the United States (“U.S.”), Mexico and Puerto Rico. Pilgrim's products are sold to foodservice, retail and frozen entrée customers. The Company's primary distribution is through retailers, foodservice distributors and restaurants throughout the United States and Puerto Rico and in the northern and central regions of Mexico. Additionally, the Company exports chicken products to approximately 105 countries. Pilgrim's fresh chicken products consist of refrigerated whole chickens, whole cut-up chickens and selected chicken parts that are either marinated or non-marinated. The Company's prepared chicken products include fully cooked, ready-to-cook and individually frozen chicken parts, strips, nuggets and patties, some of which are either breaded or non-breaded and either marinated or non-marinated. As a vertically integrated company, we control every phase of the production of our products. We operate feed mills, hatcheries, processing plants and distribution centers in 12 U.S. states, Puerto Rico and Mexico. Pilgrim's has approximately 38,000 employees and has the capacity to process more than 36 million birds per week for a total of more than 9.5 billion pounds of live chicken annually. Approximately 3,900 contract growers supply poultry for the Company's operations. As of June 24, 2012, JBS USA Holdings, Inc. ("JBS USA"), a wholly owned indirect subsidiary of Brazil-based JBS S.A., owned 75.3% of the Company's outstanding common stock.

     Pilgrim’s operates on a 52/53-week fiscal year that ends on the Sunday falling on or before December 31. The reader should assume any reference we make to a particular year (for example, 2012) in this report applies to our fiscal year and not the calendar year.

Executive Summary

     We reported net income attributable to Pilgrim’s Pride Corporation of $69.4 million, or $0.27 per diluted common share, for the thirteen weeks ended June 24, 2012 compared to a net loss attributable to Pilgrim’s Pride Corporation of $128.1 million, or $0.57 per diluted common share, for the thirteen weeks ended June 26, 2011. These operating results included gross profit of $144.1 million and gross losses of $46.2 million for the respective periods. For the thirteen weeks ended June 26, 2011 we recognized operational restructuring charges of $2.0 million. For the thirteen weeks ended June 24, 2012, we did not recognize operational restructuring charges. For the thirteen weeks ended June 24, 2012 and June 26, 2011, we recognized administrative restructuring charges of $0.4 million and $0.9 million, respectively.

     We reported net income attributable to Pilgrim’s Pride Corporation of $108.5 million, or $0.45 per diluted common share, for the twenty-six weeks ended June 24, 2012 compared to a net loss attributable to Pilgrim’s Pride Corporation of $248.9 million, or $1.11 per diluted common share, for the twenty-six weeks ended June 26, 2011. These operating results included gross profit of $254.2 million and gross losses of $99.3 million for the respective periods. For the twenty-six weeks ended June 26, 2011 we recognized operational restructuring charges of $3.3 million. For the twenty-six weeks ended June 24, 2012, we did not recognize operational restructuring charges. For the twenty-six weeks ended June 24, 2012 and June 26, 2011, we recognized administrative restructuring charges of $3.3 million and $1.3 million, respectively.

     During the twenty-six weeks ended June 24, 2012, $80.3 million of cash was provided by operations and during the twenty-six weeks ended June 26, 2011, $140.2 million of cash was used in operations. At June 24, 2012, we had cash and cash equivalents totaling $49.2 million.

     Market prices for corn remained volatile during the thirteen weeks ended June 24, 2012, ranging from $5.51 per bushel to $6.77 per bushel. Market prices for soybean meal increased during the thirteen weeks ended June 24, 2012 to a high of $437.50 per ton. Between the date of this report and July 23, 2012, market prices for corn and soybean meal reached highs of $8.64 per bushel and $565.00 per ton, respectively. We believe these market highs resulted primarily from uncertainty as to future crop yields given current drought conditions in most of the grain-growing regions in the U.S. There can be no assurance that our feed ingredient prices will not continue to increase materially and that such increases would not negatively impact our financial position, results of operations and cash flow. The following table compares the highest and lowest prices reached on nearby futures for one bushel of corn and one ton of soybean meal during the current year and previous three years:

	Corn		Soybean Meal
	Highest Price	Lowest Price	Highest Price	Lowest Price
2012:
Second Quarter	$6.77	$5.51	$437.50	$374.30
First Quarter	6.79	5.93	374.50	299.00
2011:
Fourth Quarter	6.66	5.72	332.20	273.50
Third Quarter	7.65	6.17	382.20	325.80
Second Quarter	7.99	6.40	378.50	338.00
First Quarter	7.35	5.95	391.00	340.00
2010	6.15	3.25	364.90	249.60
2009(a)	4.50	3.00	433.40	264.80

(a)	For the fifty-two weeks ended December 27, 2009.

     We purchase derivative financial instruments, specifically exchange-traded futures and options, in an attempt to mitigate price risk related to our anticipated consumption of commodity inputs such as corn, soybean meal, sorghum and natural gas. We do not designate derivative financial instruments that we purchase to mitigate commodity purchase exposures as cash flow hedges; therefore, we recognize changes in the fair value of these derivative financial instruments immediately in earnings. The Company recognized net gains of $2.4 million and net losses of $5.7 million related to changes in the fair value of its derivative financial instruments during the thirteen weeks ended June 24, 2012 and June 26, 2011, respectively. The Company recognized net losses of $2.2 million and net gains of $26.3 million related to changes in the fair value of its derivative financial instruments during the twenty-six weeks ended June 24, 2012 and June 26, 2011, respectively.

     Market prices for chicken products are currently at levels sufficient to offset the higher costs of feed ingredients. There can be no assurance that chicken prices will not decrease due to such factors as competition from other proteins and substitutions by consumers of non-protein foods because of uncertainty surrounding the general economy and unemployment.

     From time to time, we incur costs to implement exit or disposal efforts for specific operations. These exit or disposal plans focus on various aspects of operations, including closing and consolidating certain processing facilities, rationalizing headcount and aligning operations in the most strategic and cost-efficient structure. During the thirteen weeks ended June 24, 2012, we recognized total costs of $0.4 million, which included facility closure costs of $0.4 million. During the thirteen weeks ended June 26, 2011, we recognized total costs of $2.9 million, which included asset impairment costs of $2.8 million and employee-related costs of $0.1 million, related to exit or disposal efforts. During the twenty-six weeks ended June 24, 2012, we recognized total costs of $3.4 million, which included facility closure costs of $1.9 million, asset impairment costs of $1.4 million and employee-related costs of $0.1 million, related to exit or disposal efforts. During the twenty-six weeks ended June 26, 2011, we recognized total costs of $5.2 million, which included asset impairment costs of $4.6 million and employee-related costs of $0.6 million, related to exit or disposal efforts. We expect to incur additional costs related to ongoing exit or disposal efforts totaling $12.3 million.

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

     On November 18, 2011, we sold certain real property, inventory, equipment, accounts receivable and other assets related to our distribution business to JBS USA, LLC and JBS Trading International, Inc. On December 2, 2011, we sold certain real property, inventory, livestock, equipment, accounts receivable and other assets related to our pork business to Swift Pork Company, a wholly owned subsidiary of JBS USA, LLC. Our distribution business generated net income of $1.7 million on net sales of $174.8 million during the twenty-six weeks ended June 26, 2011. Our pork business incurred a net loss of $1.0 million on net sales of $15.4 million during the twenty-six weeks ended June 26, 2011.

     On July 17, 2012, the Company reached an agreement to sell its commercial egg operations, which have been classified as held for sale since December 2011, to Cal-Maine Foods, Inc. The Company expects to close the transaction in August 2012.

     In January 2012, Pilgrim's commenced a stock rights offering (the “Rights Offering”) for stockholders of record as of January 17, 2012 (the “Record Date”). The basic subscription privilege gave stockholders the option to purchase 0.2072 shares of Pilgrim's common stock, rounded up to the next largest whole number, at a subscription price of $4.50 per share for each share of Pilgrim's common stock they owned as of the Record Date. The multiplier was determined by dividing the 44,444,444 shares being offered in the Rights Offering by the total number of shares owned by all stockholders on the Record Date. Those stockholders that exercised their basic subscription privilege in full also received an over-subscription privilege that afforded them the opportunity to purchase additional shares at the subscription price of $4.50 per share from a pool of the shares left over had all stockholders not elected to exercise their basic subscription privileges in full. JBS USA committed to participate in the Rights Offering and exercise its basic and over-subscription privileges in full. The last day a stockholder could exercise either their basic subscription rights or their over-subscription rights was February 29, 2012. On March 7, 2012, the Company issued 44,444,444 shares of common stock to stockholders that exercised their basic subscription privileges and over-subscription privileges under the Rights Offering. Gross proceeds received under the Rights Offering totaled $200.0 million. The Company incurred costs directly attributable to the Rights Offering of $1.7 million that it deferred and charged against the proceeds of the Rights Offering in Additional Paid-in Capital on the Condensed Consolidated Balance Sheet. The Company used the net proceeds of $198.3 million for additional working capital to improve its capital position and for general corporate purposes. Pilgrim's also used a portion of the net proceeds to repay the outstanding principal amount of $50.0 million, plus accrued interest, of its subordinated debt owed to JBS USA and to repay indebtedness under the U.S. Credit Facility.

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

Results of Operations

Thirteen Weeks Ended June 24, 2012 Compared to Thirteen Weeks Ended June 26, 2011

     Net sales. Net sales generated in the thirteen weeks ended June 24, 2012 increased $51.8 million, or 2.7%, from net sales generated in the thirteen weeks ended June 26, 2011. The following table provides net sales information:

	Thirteen	Change from
	Weeks Ended	Thirteen Weeks Ended
	June 24,	June 26, 2011
Sources of net sales	2012	Amount	Percent
	(In thousands, except percent data)
United States	$1,776,740	$51,905	3.0%	(a)
Mexico	197,729	(126)	(0.1)%	(b)
Total net sales	$1,974,469	$51,779	2.7%

(a)	U.S. net sales generated in the thirteen weeks ended June 24, 2012 increased $51.9 million, or 3.0%, from U.S. net sales generated in the thirteen weeks ended June 26, 2011 primarily because of the increased net revenue per pound sold. Increased net revenue per pound sold, which resulted primarily from an increase in market prices, contributed $96.7 million, or 5.7 percentage points, to the revenue increase. A decrease in pounds sold, which resulted in part from the fourth quarter 2011 disposals of our distribution and pork businesses, partially offset the impact of net revenue per pound by $46.8 million, or 2.7 percentage points. The disposed distribution and pork businesses generated net sales of $93.4 million during the thirteen weeks ended June 26, 2011. Included in U.S. net sales generated during the thirteen weeks ended June 24, 2012 and June 26, 2011 were net sales to JBS USA, LLC totaling $61.2 million and $18.0 million, respectively.
(b)	Mexico net sales generated in the thirteen weeks ended June 24, 2012 decreased $0.1 million, or 0.1%, from Mexico net sales generated in the thirteen weeks ended June 26, 2011. A decrease in sales price primarily due to the movement in the exchange rate between the Mexican peso and the U.S. dollar contributed $24.9 million, or 13.7 percentage points, to the revenue decrease. An increase in unit sales volume, which resulted primarily from higher customer demand, partially offset the decrease in sales price by $24.7 million, or 13.6 percentage points. Other factors affecting the increase in Mexico net sales were immaterial.

     Gross profit (loss). Gross profit (loss) increased by $190.3 million, or 411.7%, from a loss of $46.2 million generated in the thirteen weeks ended June 26, 2011 to a profit of $144.1 million incurred in the thirteen weeks ended June 24, 2012. The following tables provide information regarding gross profit and cost of sales information:

	Thirteen	Change from		Percent of Net Sales
	Weeks Ended	Thirteen Weeks Ended		Thirteen Weeks Ended
	June 24,	June 26, 2011		June 24,	June 26,
Components of gross profit	2012	Amount	Percent	2012	2011
	In thousands, except percent data
Net sales	$1,974,469	$51,779	2.7%	100.0%	100.0%
Cost of sales	1,830,380	(136,581)	(6.9)%	92.7%	102.3%	(a)(b)
Operational restructuring charges	—	(1,957)	NA	—%	0.1%	(c)
Gross profit	$144,089	$190,317	(411.7)%	7.3%	(2.4)%

	Thirteen	Change from
	Weeks Ended	Thirteen Weeks Ended
	June 24,	June 26, 2011
Sources of gross profit	2012	Amount	Percent
	(In thousands, except percent data)
United States	$125,855	$180,159	331.8%	(a)
Mexico	18,234	10,158	125.8%	(b)
Total gross profit	$144,089	$190,317	411.7%

	Thirteen	Change from
	Weeks Ended	Thirteen Weeks Ended
	June 24,	June 26, 2011
Sources of cost of sales	2012	Amount	Percent
	(In thousands, except percent data)
United States	$1,650,885	$(126,297)	(7.1)%	(a)
Mexico	179,495	(10,284)	(5.4)%	(b)
Total cost of sales	$1,830,380	$(136,581)	(6.9)%

	Thirteen	Change from
	Weeks Ended	Thirteen Weeks Ended
	June 24,	June 26, 2011
Sources of operational restructuring charges	2012	Amount	Percent
	(In thousands, except percent data)
United States	$—	$(1,957)	NA	(c)
Mexico	—	—	NA
Total cost of sales	$—	$(1,957)	NA

(a)	Cost of sales incurred by the U.S. operations during the thirteen weeks ended June 24, 2012 decreased $126.3 million, or 7.1%, from cost of sales incurred by the U.S. operations during the thirteen weeks ended June 26, 2011 primarily because of the fourth quarter 2011 disposals of our distribution and pork businesses, the October 2011 closing of our Dallas facility and decreased depreciation. Our distribution and pork businesses recognized aggregate cost of sales for the thirteen weeks ended June 26, 2011 of $72.5 million. The elimination of these costs contributed 4.1 percentage points to the decrease in cost of sales. The closing of our Dallas plant contributed $21.5 million, or 1.2 percentage points, to the decrease in cost of sales. Lower depreciation costs contributed $15.7 million, or 0.9 percentage points, to the decrease in cost of sales. Other factors affecting cost of sales were immaterial.
(b)	Cost of sales incurred by the Mexico operations during the thirteen weeks ended June 24, 2012 decreased $10.3 million, or 5.4%, from cost of sales incurred by the Mexico operations during the thirteen weeks ended June 26, 2011. Foreign currency translation contributed $28.8 million, or 15.2 percentage points, to the decrease in cost of sales and overhead costs contributed $5.0 million, or 2.6 percentage points, to the decrease in cost of sales. Increased sales volume and feed costs partially offset the decrease by $10.2 million and $13.3 million, respectively.
(c)	During the thirteen weeks ended June 26, 2011, we incurred noncash impairment charges of $2.0 million that were recognized as operational restructuring charges.

     Operating income (loss). Operating income (loss) changed by $198.0 million, or 200.6%, from a loss of $98.7 million generated in the thirteen weeks ended June 26, 2011 to income of $99.3 million generated in the thirteen weeks ended June 24, 2012. The following tables provide information regarding operating income, SG&A expense and administrative restructuring charges:

	Thirteen	Change from		Percent of Net Sales
	Weeks Ended	Thirteen Weeks Ended		Thirteen Weeks Ended
	June 24,	June 26, 2011		June 24,	June 26,
Components of operating income	2012	Amount	Percent	2012	2011
	(In thousands, except percent data)
Gross profit	$144,089	$190,317	411.7%	7.3%	(2.4)%
SG&A expense	44,439	(7,189)	(13.9)%	2.3%	2.7%	(a)(b)
Administrative restructuring charges	389	(461)	(54.2)%	—%	—%	(c)
Operating income	$99,261	$197,967	200.6%	5.0%	(5.1)%

	Thirteen	Change from
	Weeks Ended	Thirteen Weeks Ended
	June 24,	June 26, 2011
Sources of operating income	2012	Amount	Percent
	(In thousands, except percent data)
United States	$84,999	$186,444	183.8%
Mexico	14,262	11,523	420.7%
Total operating income	$99,261	$197,967	200.6%

	Thirteen	Change from
	Weeks Ended	Thirteen Weeks Ended
	June 24,	June 26, 2011
Sources of SG&A expense	2012	Amount	Percent
	(In thousands, except percent data)
United States	$40,467	$(5,824)	(12.6)%	(a)
Mexico	3,972	(1,365)	(25.6)%	(b)
Total SG&A expense	$44,439	$(7,189)	(13.9)%

	Thirteen	Change from
	Weeks Ended	Thirteen Weeks Ended
	June 24,	June 26, 2011
Sources of administrative restructuring charges	2012	Amount	Percent
	(In thousands, except percent data)
United States	$389	$(461)	(54.2)%	(c)
Mexico	—	—	NA
Total administrative restructuring charges	$389	$(461)	(54.2)%

(a)	SG&A expense incurred by the U.S. operations during the thirteen weeks ended June 24, 2012 decreased $5.8 million, or 12.6%, from SG&A expense incurred by the U.S. operations during the thirteen weeks ended June 26, 2011 primarily because of (i) a $3.2 million decrease from the same period in the prior year in professional fees and outside services, (ii) a $2.2 million decrease from the same period in the prior year in salaries and wages, (iii) a decrease of $0.7 million from the same period in the prior year in brokerage expenses and (iv) a decrease of $1.0 million from the same period in the prior year in insurance expenses. Other factors affecting SG&A expense were immaterial.
(b)	SG&A expense incurred by the Mexico operations during the thirteen weeks ended June 24, 2012 decreased $1.4 million, or 25.6%, from SG&A expense incurred by the Mexico operations during the thirteen weeks ended June 26, 2011. Decreased expenses related to freight and storage accounted for $1.4 million of the decrease in SG&A expense. Other factors affecting SG&A expense were immaterial.
(c)	Administrative restructuring charges incurred during the thirteen weeks ended June 24, 2012 decreased $0.5 million from administrative restructuring charges incurred during the thirteen weeks ended June 26, 2011. During the thirteen weeks ended June 24, 2012, we incurred administrative restructuring charges composed of (i) a $0.1 million loss on egg sales and flock depletion and (ii) charges related to other restructuring activities totaling $0.3 million. During the thirteen weeks ended June 26, 2011, we incurred noncash impairment charges of $0.9 million that were recognized as administrative restructuring charges.

     Net interest expense. Net interest expense decreased 9.5% to $24.6 million recognized in the thirteen weeks ended June 24, 2012 from $27.1 million recognized in the thirteen weeks ended June 26, 2011. This resulted primarily from a $3.1 million decrease on long term debt interest expense due to lower average borrowings. This decrease was partially offset by an increase of $0.6 million in costs associated with the letters of credit JBS USA has arranged on its account and a higher weighted average interest rate compared to the same period in the prior year. Average borrowings decreased from $1.48 billion in the thirteen weeks ended June 26, 2011 to $1.21 billion in the thirteen weeks ended June 24, 2012. The weighted average interest rate recognized increased from 6.63% in the thirteen weeks ended June 26, 2011 to 7.03% in the thirteen weeks ended June 24, 2012.

     Income taxes. The Company recognized an income tax benefit of $2.4 million for the thirteen weeks ended June 24, 2012, compared to an income tax expense of $3.5 million for the thirteen weeks ended June 26, 2011. The income tax benefit reported for the thirteen weeks ended June 24, 2012 was primarily the result of a decrease in reserves for unrecognized tax benefits and a decrease in valuation allowance as a result of earnings in the current period, offset by the tax expense recorded on the Company's year-to-date income. The income tax expense reported for the thirteen weeks ended June 26, 2011 was primarily the result of adjusting the tax benefit recorded on the Company's year-to-date loss that was expected to be realized, over the tax benefit recorded during the thirteen weeks ended March 27, 2011 calculated on the Company's projected full-year loss.

     Net income attributable to noncontrolling interests. For the thirteen weeks ended June 24, 2012 and June 26, 2011, we recognized a net loss of $0.2 million and net income of $0.2 million attributable to noncontrolling interests in certain of our consolidated subsidiaries, respectively.

Twenty-Six Weeks Ended June 24, 2012 Compared to Twenty-Six Weeks Ended June 26, 2011

     Net sales. Net sales generated in the twenty-six weeks ended June 24, 2012 increased $48.1 million, or 1.3%, from net sales generated in the twenty-six weeks ended June 26, 2011. The following table provides net sales information:

	Twenty-Six	Change from
	Weeks Ended	Twenty-Six Weeks Ended
	June 24,	June 26, 2011
Sources of net sales	2012	Amount	Percent
	(In thousands, except percent data)
United States	$3,461,344	$26,230	0.8%	(a)
Mexico	401,898	21,846	5.7%	(b)
Total net sales	$3,863,242	$48,076	1.3%

(a)	U.S. net sales generated in the twenty-six weeks ended June 24, 2012 increased $26.2 million, or 0.8%, from U.S. net sales generated in the twenty-six weeks ended June 26, 2011 primarily because of an increase in the net revenue per pound sold partially offset by a decrease in pounds sold. Increased net revenue per pound sold, which resulted primarily from an increase in market prices, contributed $202.4 million, or 5.9 percentage points, to the revenue increase. The decrease in pounds sold, which resulted in part from the fourth quarter 2011 disposals of our distribution and pork businesses, partially offset the increase in revenue per pound sold by $176.2 million, or 5.1 percentage points. The disposed distribution and pork businesses generated net sales of $190.1 million during the twenty-six weeks ended June 26, 2011. Included in U.S. net sales generated during the twenty-six weeks ended June 24, 2012 and June 26, 2011 were net sales to JBS USA, LLC totaling $119.4 million and $41.7 million, respectively.
(b)	Mexico net sales generated in the twenty-six weeks ended June 24, 2012 increased $21.8 million, or 5.7%, from Mexico net sales generated in the twenty-six weeks ended June 26, 2011. An increase in unit sales volume, which resulted primarily from higher customer demand, contributed $31.9 million, or 8.4 percentage points, to the revenue increase. A decrease in sales price, primarily because of the movement in the exchange rate between the Mexican peso and the U.S. dollar, partially offset the increase in unit sales volume by $10.1 million, or 2.7 percentage points. Other factors affecting the increase in Mexico net sales were immaterial.

     Gross profit (loss). Gross profit (loss) increased by $353.5 million, or 355.8%, from a loss of $99.3 million generated in the twenty-six weeks ended June 26, 2011 to a profit of $254.2 million incurred in the twenty-six weeks ended June 24, 2012. The following tables provide information regarding gross profit and cost of sales information:

	Twenty-Six	Change from		Percent of Net Sales
	Weeks Ended	Twenty-Six Weeks Ended		Twenty-Six Weeks Ended
	June 24,	June 26, 2011		June 24,	June 26,
Components of gross profit	2012	Amount	Percent	2012	2011
	In thousands, except percent data
Net sales	$3,863,242	$48,076	1.3%	100.0%	100.0%
Cost of sales	3,609,088	(302,111)	(7.7)%	93.4%	102.5%	(a)(b)
Operational restructuring charges	—	(3,305)	NA	—%	0.1%	(c)
Gross profit	$254,154	$353,492	(355.8)%	6.6%	(2.6)%

	Twenty-Six	Change from
	Weeks Ended	Twenty-Six Weeks Ended
	June 24,	June 26, 2011
Sources of gross profit	2012	Amount	Percent
	(In thousands, except percent data)
United States	$210,190	$326,289	281.0%	(a)
Mexico	43,964	27,203	162.3%	(b)
Total gross profit	$254,154	$353,492	355.8%

	Twenty-Six	Change from
	Weeks Ended	Twenty-Six Weeks Ended
	June 24,	June 26, 2011
Sources of cost of sales	2012	Amount	Percent
	(In thousands, except percent data)
United States	$3,251,154	$(296,754)	(8.4)%	(a)
Mexico	357,934	(5,357)	(1.5)%	(b)
Total cost of sales	$3,609,088	$(302,111)	(7.7)%

	Twenty-Six	Change from
	Weeks Ended	Twenty-Six Weeks Ended
	June 24,	June 26, 2011
Sources of operational restructuring charges	2012	Amount	Percent
	(In thousands, except percent data)
United States	$—	$(3,305)	NA	(c)
Mexico	—	—	NA
Total cost of sales	$—	$(3,305)	NA

(a)	Cost of sales incurred by the U.S. operations during the twenty-six weeks ended June 24, 2012 decreased $296.8 million, or 8.4%, from cost of sales incurred by the U.S. operations during the twenty-six weeks ended June 26, 2011 primarily because of our first quarter 2011 focused inventory reduction efforts, the fourth quarter 2011 disposals of our distribution and pork businesses, the October 2011 closure of our Dallas facility and decreased depreciation. Our focused inventory reduction efforts during the twenty-six weeks ended June 26, 2011 contributed $120.5 million, or 3.4 percentage points, of the decrease in cost of sales. Our distribution and pork businesses recognized aggregate cost of sales for the twenty-six weeks ended June 26, 2011 of $170.7 million. The elimination of these costs contributed 4.8 percentage points to the decrease in cost of sales. The closing of our Dallas plant contributed $49.1 million, or 1.4 percentage points, to the decrease in cost of sales. Lower depreciation costs contributed $30.2 million, or 0.9 percentage points, to the decrease in cost of sales. Increases in feed ingredients and packaging costs partially offset the impact of the factors listed above on the cost of sales comparison by $59.4 million, or 1.7 percentage points. Other factors affecting cost of sales were immaterial.
(b)	Cost of sales incurred by the Mexico operations during the twenty-six weeks ended June 24, 2012 decreased $5.4 million, or 1.5%, from cost of sales incurred by the Mexico operations during the twenty-six weeks ended June 26, 2011. Foreign currency translation contributed $41.7 million, or 11.5 percentage points, to the decrease in cost of sales and overhead costs contributed $7.5 million, or 2.0 percentage points, to the decrease in cost of sales. Increased sales volume and feed costs partially offset the decrease by $28.1 million and $15.7 million, respectively.
(c)	During the twenty-six weeks ended June 26, 2011, we incurred noncash impairment charges of $1.3 million that were recognized as operational restructuring charges.

     Operating income (loss). Operating income (loss) changed by $366.7 million, or 178.4%, from a loss of $205.5 million generated in the twenty-six weeks ended June 26, 2011 to income of $161.2 million generated in the twenty-six weeks ended June 24, 2012. The following tables provide information regarding operating income, SG&A expense and administrative restructuring charges:

	Twenty-Six	Change from		Percent of Net Sales
	Weeks Ended	Twenty-Six Weeks Ended		Twenty-Six Weeks Ended
	June 24,	June 26, 2011		June 24,	June 26,
Components of operating income	2012	Amount	Percent	2012	2011
	(In thousands, except percent data)
Gross profit	$254,154	$353,492	355.8%	6.6%	(2.6)%
SG&A expense	89,695	(15,181)	(14.5)%	2.3%	2.8%	(a)(b)
Administrative restructuring charges	3,274	2,006	158.2%	0.1%	—%	(c)
Operating income	$161,185	$366,667	178.4%	4.2%	(5.4)%

	Twenty-Six	Change from
	Weeks Ended	Twenty-Six Weeks Ended
	June 24,	June 26, 2011
Sources of operating income	2012	Amount	Percent
	(In thousands, except percent data)
United States	$125,146	$336,862	159.1%
Mexico	36,039	29,805	478.1%
Total operating income	$161,185	$366,667	178.4%

	Twenty-Six	Change from
	Weeks Ended	Twenty-Six Weeks Ended
	June 24,	June 26, 2011
Sources of SG&A expense	2012	Amount	Percent
	(In thousands, except percent data)
United States	$81,770	$(12,579)	(13.3)%	(a)
Mexico	7,925	(2,602)	(24.7)%	(b)
Total SG&A expense	$89,695	$(15,181)	(14.5)%

	Twenty-Six	Change from
	Weeks Ended	Twenty-Six Weeks Ended
	June 24,	June 26, 2011
Sources of administrative restructuring charges	2012	Amount	Percent
	(In thousands, except percent data)
United States	$3,274	$2,006	158.2%	(c)
Mexico	—	—	NA
Total administrative restructuring charges	$3,274	$2,006	158.2%

(a)	SG&A expense incurred by the U.S. operations during the twenty-six weeks ended June 24, 2012 decreased $12.6 million, or 13.3%, from SG&A expense incurred by the U.S. operations during the twenty-six weeks ended June 26, 2011 primarily because of (i) a $6.1 million decrease from the same period in the prior year in professional fees and outside services, (ii) a $3.8 million decrease from the same period in the prior year in salaries and wages, (iii) a decrease of $2.1 million from the same period in the prior year in brokerage expenses and (iv) a decrease of $2.0 million from the same period in the prior year in insurance expenses. Other factors affecting SG&A expense were immaterial.
(b)	SG&A expense incurred by the Mexico operations during the twenty-six weeks ended June 24, 2012 decreased $2.6 million, or 24.7%, from SG&A expense incurred by the Mexico operations during the twenty-six weeks ended June 26, 2011. Decreased expenses related to freight and storage accounted for $3.3 million of the decrease in SG&A expense. They were partially offset by an increase in vehicle and automotive expenses of $0.6 million. Other factors affecting SG&A expense were immaterial.
(c)	Administrative restructuring charges incurred during the twenty-six weeks ended June 24, 2012 increased $2.0 million from administrative restructuring charges incurred during the twenty-six weeks ended June 26, 2011. During the twenty-six weeks ended June 24, 2012, we incurred administrative restructuring charges composed of (i) noncash impairment charges of $1.3 million, (ii) a $0.6 million loss on egg sales and flock depletion and (iii) charges related to other restructuring activities totaling $1.4 million. During the twenty-six weeks ended June 26, 2011, we incurred noncash impairment charges of $1.3 million that were recognized as administrative restructuring charges.

     Net interest expense. Net interest expense decreased 2.6% to $52.5 million recognized in the twenty-six weeks ended June 24, 2012 from $53.9 million recognized in the twenty-six weeks ended June 26, 2011. This resulted primarily from a $3.0 million decrease on long term debt interest expense due to lower average borrowings. This decrease was partially offset by an increase of $1.2 million in costs associated with the letters of credit JBS USA has arranged on its account and a higher weighted average interest rate compared to the same period in the period year. Average borrowings decreased from $1.46 billion in the twenty-six weeks ended June 26, 2011 to $1.31 billion in the twenty-six weeks ended June 24, 2012. The weighted average interest rate recognized increased from 6.73% in the twenty-six weeks ended June 26, 2011 to 6.91% in the twenty-six weeks ended June 24, 2012.

     Income taxes. The Company recognized an income tax benefit of $1.7 million for the twenty-six weeks ended June 24, 2012, compared to an income tax benefit of $6.4 million for the twenty-six weeks ended June 26, 2011. The income tax benefit reported for the twenty-six weeks ended June 24, 2012 was primarily the result of a decrease in reserves for unrecognized tax benefits and a decrease in valuation allowance as a result of earnings in the current period, offset by the tax expense recorded on the Company's year-to-date income. The income tax benefit reported for the twenty-six weeks ended June 26, 2011 was primarily the result of the tax benefit recorded on the Company's year-to-date loss that was expected to be realized, offset by tax expense for items originating in the prior year.

     Net income attributable to noncontrolling interests. For the twenty-six weeks ended June 24, 2012 and June 26, 2011, we recognized net income of $0.2 million and $1.1 million attributable to noncontrolling interests in certain of our consolidated subsidiaries, respectively.

Liquidity and Capital Resources

     The following table presents our available sources of liquidity as of June 24, 2012:

	Facility	Amount	Amount
Source of Liquidity	Amount	Outstanding	Available
	(In millions)
Cash and cash equivalents			$49.2
Short-term investments in available-for-sale securities			0.2
Borrowing arrangements:
U.S. Credit Facility	$700.0	$161.5	476.2	(a)
Mexico Credit Facility	40.2	—	40.2	(b)

(a)	Actual borrowings by the Company under the U.S. Credit Facility are subject to a borrowing base, which is a formula based on certain eligible inventory and eligible receivables. The borrowing base in effect at June 24, 2012 was $676.9 million. Availability under the U.S. Credit Facility is also reduced by the Company’s outstanding standby letters of credit. Standby letters of credit outstanding at June 24, 2012 totaled $39.2 million.
(b)	Under the Mexico Credit Facility, if (i) any default or event of default has occurred and is continuing or (ii) the quotient of the borrowing base divided by the outstanding loans and letters of credit (the “Collateral Coverage Ratio”) under the Mexico Credit Facility is less than 1.25 to 1.00, the loans and letters of credit under the Mexico Credit Facility will be subject to, and cannot exceed, a borrowing base. The borrowing base is a formula based on accounts receivable, inventory, prepaid assets, net cash under the control of the administrative agent and up to 150.0 million Mexican pesos of fixed assets of the loan parties. The borrowing base formula will be reduced by trade payables of the loan parties. If the Collateral Coverage Ratio falls below 1.25 to 1.00, the borrowing base requirement would terminate upon the earlier of (i) the Collateral Coverage Ratio exceeding 1.25 to 1.00 as of the latest measurement period for 60 consecutive days or (ii) the borrowing availability under the Mexico Credit Facility being equal to or greater than the greater of 20% of the revolving commitments under the Mexico Credit Facility and 100.0 million Mexican pesos for a period of 60 consecutive days.

     At the present time, the Company’s forecasts indicate that it will have sufficient liquidity for the foreseeable future to meet the operating and other cash flow needs of its business. However, if chicken prices or feed ingredient prices were to deteriorate from current levels, the Company’s ability to maintain a sufficient level of liquidity to meet its cash flow needs could be materially jeopardized.

Senior and Subordinated Notes

     At June 24, 2012, the Company had an aggregate principal balance of $500.0 million of 7 7/8% Senior Notes due 2018 (the “2018 Notes”) outstanding that are registered under the Securities Act of 1933. The 2018 Notes are unsecured obligations of the Company and are guaranteed by one of the Company’s subsidiaries. Interest is payable on December 15 and June 15 of each year, commencing on June 15, 2011. Additionally, the Company had an aggregate principal balance of $3.9 million of 7 5/8% senior unsecured notes, 8 3/8% senior subordinated unsecured notes and 9 1/4% senior unsecured notes outstanding at June 24, 2012.

     On June 23, 2011, the Company entered into a Subordinated Loan Agreement with JBS USA (the “Subordinated Loan Agreement”), which provided an aggregate commitment of $100.0 million. On June 23, 2011, JBS USA made a term loan to the Company in the principal amount of $50.0 million. Pursuant to the terms of the Subordinated Loan Agreement, the Company has agreed to reimburse JBS USA up to $56.5 million for potential draws upon letters of credit issued for JBS USA's account that support certain obligations of the Company or its subsidiaries. On December 16, 2011, the Company and JBS USA executed an amendment to the Subordinated Loan Agreement that, among other things, provided that if the Company consummated a stock rights offering (the "Rights Offering") that allowed stockholders of record as of January 17, 2012 to purchase an aggregate 44,444,444 shares of the Company's common stock on or before March 24, 2012, the loan commitment under the Subordinated Loan Agreement would be terminated. The Company consummated the Rights Offering on February 29, 2012. Further, under the U.S. Credit Facility (as defined below), following the consummation of the Rights Offering, (i) the Company, at its option, was permitted to prepay the outstanding $50.0 million term loan under the Subordinated Loan Agreement and (ii) the existing commitment of JBS USA to make an additional $50.0 million term loan to the Company under the Subordinated Loan Agreement would be terminated. On March 7, 2012, the Company repaid the outstanding $50.0 million term loan under the Subordinated Loan Agreement, plus accrued interest, with proceeds received from the Rights Offering and the remaining commitment to make loans under the Subordinated Loan Agreement was terminated.

     JBS USA agreed to arrange for letters of credit to be issued on its account in the amount of $56.5 million to an insurance company serving the Company in order to allow that insurance company to return cash it held as collateral against potential workers compensation, auto and general liability claims. In return for providing this letter of credit, the Company reimburses JBS USA for the letter of credit costs the Company would otherwise incur under its U.S. Credit Facility. In the thirteen weeks ended June 24, 2012, the Company reimbursed JBS USA $1.4 million for letter of credit costs incurred from November 2011 through May 2012. As of June 24, 2012, the Company has accrued an obligation of $0.2 million to reimburse JBS USA for letter of credit costs incurred on its behalf.

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

     Subsequent to the end of each fiscal year, a portion of our cash flow must be used to repay outstanding principal amounts under the Term B loans. In April 2011, the Company paid approximately $46.3 million of its excess cash flow toward the outstanding principal under the Term B loans. After giving effect to this prepayment and other prepayments of the Term B loans, the Term B loans must be repaid in 16 quarterly installments of approximately $3.9 million beginning on April 15, 2011, with the final installment due on December 28, 2014. The Company did not have excess cash flow from 2011 to be applied toward the outstanding principal under the Term B loans. The U.S. Credit Facility also requires us to use the proceeds we receive from certain asset sales and specified debt or equity issuances and upon the occurrence of other events to repay outstanding borrowings under the U.S. Credit Facility. The cash proceeds received by the Company from the Rights Offering were not subject to this requirement. On June 24, 2012, a principal amount of $566.8 million under the Term B loans commitment was outstanding.

     Actual borrowings by the Company under the revolving credit commitment component of the U.S. Credit Facility are subject to a borrowing base, which is a formula based on certain eligible inventory, eligible receivables and restricted cash under the control of CoBank ACB. As of June 24, 2012, the applicable borrowing base was $676.9 million, the amount available for borrowing under the revolving loan commitment was $476.2 million and outstanding borrowings and letters of credit under the revolving loan commitment were $161.5 million and $39.2 million, respectively.

     The U.S. Credit Facility contains financial covenants and various other covenants that may adversely affect our ability to, among other things, incur additional indebtedness, incur liens, pay dividends or make certain restricted payments, consummate certain assets sales, enter into certain transactions with JBS USA and our other affiliates, merge, consolidate and/or sell or dispose of all or substantially all of our assets. On June 23, 2011 and December 16, 2011, the Company entered into amendments to the U.S. Credit Facility, which, among other things, (i) temporarily suspended the requirement for the Company to comply with the fixed charge coverage ratio and senior secured leverage ratio financial covenants until the quarter ended December 30, 2012, (ii) modified the fixed charge coverage ratio financial covenant so that when the requirement to comply with this covenant resumes in the quarter ended December 30, 2012, the Company can calculate the fixed charge coverage ratio based upon a specified number of fiscal quarters selected by the Company, (iii) reduced the minimum allowable consolidated tangible net worth to the sum of $450 million plus 50% of the cumulative net income (excluding any losses) of the Company from December 16, 2011 through such date of calculation and (iv) increased the maximum allowable senior secured leverage ratio, determined for any period of four consecutive fiscal quarters ending on the last day of each fiscal quarter, to be no greater than 4.00:1.00 for periods calculated from September 24, 2012 and thereafter. The Company is currently in compliance with the modified consolidated tangible net worth covenant. The Company also expects to be in compliance with the modified fixed charge coverage ratio and senior secured leverage ratio financial covenants when the requirement to comply with this covenant resumes in the quarter ended December 30, 2012.

     All obligations under the U.S. Credit Facility are unconditionally guaranteed by certain of the Company's subsidiaries and are secured by a first priority lien on (i) the accounts receivable and inventories of the Company and its non-Mexico subsidiaries, (ii) 65% of the equity interests in the Company's direct foreign subsidiaries and 100% of the equity interests in the Company's other subsidiaries, (iii) substantially all of the personal property and intangibles of the borrowers and guarantors under the U.S. Credit Facility and (iv) substantially all of the real estate and fixed assets of the Company and the guarantor subsidiaries under the U.S. Credit Facility.

Mexico Credit Facility

     On October 19, 2011, Avícola Pilgrim's Pride de México, S.A. de C.V. , Pilgrim's Pride S. de R.L. de C.V. and certain Mexican subsidiaries entered into an amended and restated credit agreement (the “Mexico Credit Facility”) with ING Bank (México), S.A. Institución de Banca Múltiple, ING Grupo Financiero, as lender and ING Capital LLC, as administrative agent. The Mexico Credit Facility has a final maturity date of September 25, 2014. The Mexico Credit Facility is secured by substantially all of the assets of the Company's Mexico subsidiaries. As of June 24, 2012, the U.S. dollar-equivalent of the loan commitment under the Mexico Credit Facility was $40.2 million. There were no outstanding borrowings under the Mexico Credit Facility at June 24, 2012.

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

Historical Flow of Funds

     Cash provided by operating activities was $80.3 million for the twenty-six weeks ended June 24, 2012 and cash used in operating activities was $140.2 million for the twenty-six weeks ended June 26, 2011. The increase in cash flows provided by operating activities was primarily from net income of $108.8 million for the twenty-six weeks ended June 24, 2012 as compared to a net loss of $247.8 million for the twenty-six weeks ended June 26, 2011.

     Our working capital position, which we define as current assets less current liabilities, increased $96.4 million to $843.4 million and a current ratio of 2.16 at June 24, 2012 compared to $747.0 million and a current ratio of 2.04 at December 25, 2011. The increase in working capital was caused by the generation of cash from operations.

     Trade accounts and other receivables increased $1.9 million, or 0.5%, to $372.3 million at June 24, 2012 from $370.4 million at December 25, 2011. The change in trade accounts and other receivables was immaterial when compared to the previous year.

     Inventories increased $108.9 million, or 12.4%, to $988.0 million at June 24, 2012 from $879.1 million at December 25, 2011. The change in inventories was primarily due to increases in live chicken, finished chicken products and feed ingredients costs.

     Prepaid expenses and other current assets decreased $9.0 million, or 17.1%, to $43.4 million at June 24, 2012 from $52.4 million at December 25, 2011. This change resulted primarily from a $10.5 million decrease in prepaid grain purchases.

     Accounts payable, including accounts payable to JBS USA, increased $8.3 million, or 2.4%, to $348.8 million at June 24, 2012 from $340.5 million at December 25, 2011. This change resulted from the timing of payments disbursed to vendors at December 25, 2011.

     Accrued expenses and other current liabilities decreased $0.9 million, or 0.3%, to $280.9 million at June 24, 2012 from $281.8 million at December 25, 2011. The change in accrued expenses and other current liabilities was immaterial when compared to the previous year.

     Cash used in investing activities was $25.2 million and $99.0 million in the twenty-six weeks ended June 24, 2012 and June 26, 2011, respectively. Capital expenditures totaled $37.6 million and $103.2 million in the twenty-six weeks ended June 24, 2012 and June 26, 2011, respectively. Capital expenditures decreased by $65.6 million primarily because of our efforts to reduce outstanding debt. Capital expenditures for 2012 cannot exceed $175.0 million as allowed under the terms of the U.S. Credit Facility. Cash was used to purchase investment securities totaled $0.2 million and $3.4 million in the twenty-six weeks ended June 24, 2012 and June 26, 2011, respectively. Cash proceeds from the sale or maturity of investment securities were $0.1 million and $2.6 million for the twenty-six weeks ended June 24, 2012 and June 26, 2011, respectively. Cash proceeds from property disposals in the twenty-six weeks ended June 24, 2012 and June 26, 2011 were $12.5 million and $4.9 million, respectively.

     Cash used in financing activities was $45.3 million in twenty-six weeks ended June 24, 2012. Cash provided by financing activities was $167.4 million in the twenty-six weeks ended June 26, 2011. Cash used in the twenty-six weeks ended June 24, 2012 to repay notes payable to JBS USA was $50.0 million. Cash proceeds in the twenty-six weeks ended June 26, 2011 from notes payable to JBS USA were $50.0 million. Cash proceeds in the twenty-six weeks ended June 24, 2012 and June 26, 2011 from long-term debt were $391.3 million and $580.3 million, respectively. Cash was used to repay long-term debt totaling $584.9 million and $455.9 million in the twenty-six weeks ended June 24, 2012 and June 26, 2011, respectively. Cash proceeds in the twenty-six weeks ended June 24, 2012 from the sale of common stock were $198.3 million. Cash used in the twenty-six weeks ended June 26, 2011 for the purchase of remaining interest in a subsidiary was $4.4 million. Cash used in the twenty-six weeks ended June 26, 2011 for other financing activities was $0.1 million. Cash was used to pay capitalized loan costs totaling $4.4 million in the twenty-six weeks ended June 26, 2011.

     Contractual obligations at June 24, 2012 were as follows:

	Payments Due by Period
Contractual Obligations(d)	Total	Less than One Year	One to Three Years	Three to Five Years	Greater than Five Years
	(In thousands)
Long-term debt(a)	$1,232,236	$15,498	$713,221	$3,517	$500,000
Interest(b)	394,937	96,593	157,390	80,728	60,226
Capital leases	1,241	194	388	281	378
Operating leases	17,062	6,638	8,857	1,567	—
Derivative liabilities	1,353	1,353	—	—	—
Purchase obligations(c)	359,551	359,551	—	—	—
Total	$2,006,380	$479,827	$879,856	$86,093	$560,604

(a)	Long-term debt includes unaccreted discount of $2.9 million and excludes $39.2 million in letters of credit outstanding related to normal business transactions. In April 2011, the Company paid approximately $46.3 million of its 2010 excess cash flow toward the outstanding principal under the Term B loans. After giving effect to this prepayment and other prepayments of the Term B loans, the Term B loans must be repaid in 16 quarterly installments of approximately $3.9 million beginning on April 15, 2011, with the final installment due on December 28, 2014.
(b)	Interest expense in the table above assumes the continuation of interest rates and outstanding borrowings under our credit facilities as of June 24, 2012.
(c)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction.
(d)	The total amount of PPC’s unrecognized tax benefits at June 24, 2012 was $59.2 million. We did not include this amount in the contractual obligations table above as reasonable estimates cannot be made at this time of the amounts or timing of future cash outflows.

Critical Accounting Policies

     During the twenty-six weeks ended June 24, 2012, (i) we did not change any of our existing critical accounting policies, (ii) no existing accounting policies became critical accounting policies because of an increase in the materiality of associated transactions or changes in the circumstances to which associated judgments and estimates relate and (iii) there were no significant changes in the manner in which critical accounting policies were applied or in which related judgments and estimates were developed.

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

     Market risk is estimated as a hypothetical 10.0% change in the weighted-average cost of our primary feed ingredients as of June 24, 2012. However, fluctuations greater than 10.0% could occur. Based on our feed consumption during the thirteen weeks ended June 24, 2012, such a change would have resulted in a change to cost of sales of $83.8 million, excluding the impact of any feed ingredients derivative financial instruments in that period. A 10.0% change in ending feed ingredient inventories at June 24, 2012 would be $10.2 million, excluding any potential impact on the production costs of our chicken inventories.

     The Company purchases derivative financial instruments, specifically exchange-traded futures and options, in an attempt to mitigate price risk related to its anticipated consumption of commodity inputs for the next 12 months. A 10.0% change in corn, soybean meal, sorghum and natural gas prices on June 24, 2012 would have resulted in a $0.4 million change in the fair value of our net commodity derivative asset position, including margin cash, as of that date.

Interest Rates

     Our earnings are also affected by changes in interest rates due to the impact those changes have on our variable-rate debt instruments. We had variable-rate debt instruments representing approximately 35.5% of our total debt at June 24, 2012. Holding other variables constant, including levels of indebtedness, an increase in interest rates of 25 basis points would have increased our interest expense by $0.3 million for the thirteen weeks ended June 24, 2012. These amounts are determined by considering the impact of the hypothetical interest rates on our variable-rate debt at June 24, 2012.

     Market risk for fixed-rate debt is estimated as the potential increase in fair value resulting from a hypothetical decrease in interest rates of 10%. Using a discounted cash flow analysis, a hypothetical 10% decrease in interest rates would have increased the fair value of our fixed rate debt by approximately $4.6 million.

     Investments at June 24, 2012 were primarily comprised of corporate equity securities and both U.S. corporate and municipal debt securities. Market risk related to our investments is not significant.

Foreign Currency

     Our earnings are also affected by foreign currency exchange rate fluctuations related to the Mexican peso net monetary position of our Mexican subsidiaries. We manage this exposure primarily by attempting to minimize our Mexican peso net monetary position. We are also exposed to the effect of potential currency exchange rate fluctuations to the extent that amounts are repatriated from Mexico to the U.S. As of June 24, 2012, we anticipate that the cash flows of our Mexico subsidiaries will be reinvested in our Mexico operations. In addition, the Mexican peso exchange rate can directly and indirectly impact our financial condition and results of operations in several ways, including potential economic recession in Mexico because of devaluation of their currency. The impact on our financial position and results of operations resulting from a hypothetical change in the exchange rate between the U.S. dollar and the Mexican peso cannot be reasonably estimated. Foreign currency exchange gains (losses), representing the change in the U.S. dollar value of the net monetary assets of our Mexican subsidiaries denominated in Mexican pesos, was a loss of $2.3 million and a gain of $2.7 million in the twenty-six weeks ended June 24, 2012 and June 26, 2011, respectively. The average exchange rates for the twenty-six weeks ended June 24, 2012 and June 26, 2011 were 13.28 Mexican pesos to one U.S. dollar and 11.91 Mexican pesos to one U.S. dollar, respectively. No assurance can be given as to how future movements in the Mexican peso could affect our future financial condition or results of operations.

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

  Our ability to maintain contracts that are critical to our operations;

  Our ability to retain management and other key individuals;

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

  Changes in laws or regulations affecting our operations or the application thereof;

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

  Disruptions in international markets and distribution channels; and

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

ITEM 4. CONTROLS AND PROCEDURES

     As of June 24, 2012, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that information we are required to disclose in our reports filed with the Securities and Exchange Commission is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

     In connection with the evaluation described above, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, identified no change in the Company’s internal control over financial reporting that occurred during the thirteen weeks ended June 24, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

     The parties reached an agreement to settle this matter for $1.5 million, which the Court approved on May 2, 2012. The case has been dismissed with prejudice in accordance with the terms of the settlement agreement.

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

     The information contained on or accessible through the Company’s website shall not be deemed to be part of this report.

ITEM 6. EXHIBITS

2.1	Agreement and Plan of Reorganization dated September 15, 1986, by and among Pilgrim’s Pride Corporation, a Texas corporation; Pilgrim’s Pride Corporation, a Delaware corporation; and Doris Pilgrim Julian, Aubrey Hal Pilgrim, Paulette Pilgrim Rolston, Evanne Pilgrim, Lonnie “Bo” Pilgrim, Lonnie Ken Pilgrim, Greta Pilgrim Owens and Patrick Wayne Pilgrim (incorporated by reference from Exhibit 2.1 to the Company’s Registration Statement on Form S-1 (No. 33-8805) effective November 14, 1986).

2.2	Agreement and Plan of Merger dated September 27, 2000 (incorporated by reference from Exhibit 2 of WLR Foods, Inc.’s Current Report on Form 8-K (No. 000-17060) dated September 28, 2000).

2.3	Agreement and Plan of Merger dated as of December 3, 2006, by and among the Company, Protein Acquisition Corporation, a wholly owned subsidiary of the Company, and Gold Kist Inc. (incorporated by reference from Exhibit 99.(D)(1) to Amendment No. 11 to the Company’s Tender Offer Statement on Schedule TO filed on December 5, 2006).

2.4	Stock Purchase Agreement by and between the Company and JBS USA Holdings, Inc., dated September 16, 2009 (incorporated by reference from Exhibit 2.1 of the Company’s Current Report on Form 8-K filed September 18, 2009).

2.5	Amendment No. 1 to the Stock Purchase Agreement by and between the Company and JBS USA Holdings, Inc., dated December 28, 2009 (incorporated by reference from Exhibit 2.5 of the Company’s Annual Report on Form 10-K/A filed January 22, 2010).

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference from Exhibit 3.1 of the Company’s Form 8-A filed on December 28, 2009).

3.2	Amended and Restated Corporate Bylaws of the Company (incorporated by reference from Exhibit 3.2 of the Company’s Form 8-A filed on December 28, 2009).

4.1	Amended and Restated Certificate of Incorporation of the Company (included as Exhibit 3.1).

4.2	Amended and Restated Corporate Bylaws of the Company (included as Exhibit 3.2).

4.3	Stockholders Agreement dated December 28, 2009 between the Company and JBS USA Holdings, Inc. (incorporated by reference from Exhibit 4.1 to the Company’s Form 8-A filed on December 28, 2009).

4.4	Form of Common Stock Certificate (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 29, 2009).

4.5	Waiver to the Stockholders Agreement dated November 4, 2010 between JBS USA Holdings, Inc. and Pilgrim’s Pride Corporation (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 8, 2010).

4.6	Indenture dated as of December 14, 2010 among the Company, Pilgrim’s Pride Corporation of West Virginia, Inc. and The Bank of New York Mellon, as Trustee (incorporated by reference from Exhibit 4.1 of the Company’s Form 8-K filed on December 15, 2010).

4.7	Registration Rights Agreement dated December 14, 2010 among the Company and the representatives of the initial purchasers of the Senior 7.875% Note due 2018 (incorporated by reference from Exhibit 4.2 of the Company’s Form 8-K filed on December 15, 2010).

4.8	Form of Senior 7.875% Note due 2018 (incorporated by reference from Exhibit 4.3 of the Company’s Form 8-K filed on December 15, 2010).

4.9	Form of Guarantee (incorporated by reference from Exhibit 4.4 of the Company’s Form 8-K filed on December 15, 2010).

4.10	Waiver to the Stockholders Agreement dated December 8, 2011 between JBS USA Holdings, Inc. and Pilgrim's Pride Corporation (incorporated by reference from Exhibit 4.10 of the Company's Annual Report on Form 10-K filed February 17, 2012).

Additional long-term debt instruments are not filed since the total amount of those securities authorized under any such instrument does not exceed ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of such instruments to the SEC upon request.

10.1	Amendment No. 5 to the Credit Agreement dated as of December 28, 2009, by and among the Company, To-Ricos, Ltd. and To-Ricos Distribution Ltd., CoBank ACB, as administrative agent, and the lenders party thereto.*

12	Ratio of Earnings to Fixed Charges for the twenty-six weeks ended June 24, 2012 and June 26, 2011.*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema**

101.CAL	XBRL Taxonomy Extension Calculation**

101.DEF	XBRL Taxonomy Extension Definition**

101.LAB	XBRL Taxonomy Extension Label**

101.PRE	XBRL Taxonomy Extension Presentation**

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PILGRIM’S PRIDE CORPORATION

Date: July 27, 2012	/s/ Fabio Sandri
Fabio Sandri
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

2.1	Agreement and Plan of Reorganization dated September 15, 1986, by and among Pilgrim’s Pride Corporation, a Texas corporation; Pilgrim’s Pride Corporation, a Delaware corporation; and Doris Pilgrim Julian, Aubrey Hal Pilgrim, Paulette Pilgrim Rolston, Evanne Pilgrim, Lonnie “Bo” Pilgrim, Lonnie Ken Pilgrim, Greta Pilgrim Owens and Patrick Wayne Pilgrim (incorporated by reference from Exhibit 2.1 to the Company’s Registration Statement on Form S-1 (No. 33-8805) effective November 14, 1986).

2.2	Agreement and Plan of Merger dated September 27, 2000 (incorporated by reference from Exhibit 2 of WLR Foods, Inc.’s Current Report on Form 8-K (No. 000-17060) dated September 28, 2000).

2.3	Agreement and Plan of Merger dated as of December 3, 2006, by and among the Company, Protein Acquisition Corporation, a wholly owned subsidiary of the Company, and Gold Kist Inc. (incorporated by reference from Exhibit 99.(D)(1) to Amendment No. 11 to the Company’s Tender Offer Statement on Schedule TO filed on December 5, 2006).

2.4	Stock Purchase Agreement by and between the Company and JBS USA Holdings, Inc., dated September 16, 2009 (incorporated by reference from Exhibit 2.1 of the Company’s Current Report on Form 8-K filed September 18, 2009).

2.5	Amendment No. 1 to the Stock Purchase Agreement by and between the Company and JBS USA Holdings, Inc., dated December 28, 2009 (incorporated by reference from Exhibit 2.5 of the Company’s Annual Report on Form 10-K/A filed January 22, 2010).

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference from Exhibit 3.1 of the Company’s Form 8-A filed on December 28, 2009).

3.2	Amended and Restated Corporate Bylaws of the Company (incorporated by reference from Exhibit 3.2 of the Company’s Form 8-A filed on December 28, 2009).

4.1	Amended and Restated Certificate of Incorporation of the Company (included as Exhibit 3.1).

4.2	Amended and Restated Corporate Bylaws of the Company (included as Exhibit 3.2).

4.3	Stockholders Agreement dated December 28, 2009 between the Company and JBS USA Holdings, Inc. (incorporated by reference from Exhibit 4.1 to the Company’s Form 8-A filed on December 28, 2009).

4.4	Form of Common Stock Certificate (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 29, 2009).

4.5	Waiver to the Stockholders Agreement dated November 4, 2010 between JBS USA Holdings, Inc. and Pilgrim’s Pride Corporation (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 8, 2010).

4.6	Indenture dated as of December 14, 2010 among the Company, Pilgrim’s Pride Corporation of West Virginia, Inc. and The Bank of New York Mellon, as Trustee (incorporated by reference from Exhibit 4.1 of the Company’s Form 8-K filed on December 15, 2010).

4.7	Registration Rights Agreement dated December 14, 2010 among the Company and the representatives of the initial purchasers of the Senior 7.875% Note due 2018 (incorporated by reference from Exhibit 4.2 of the Company’s Form 8-K filed on December 15, 2010).

4.8	Form of Senior 7.875% Note due 2018 (incorporated by reference from Exhibit 4.3 of the Company’s Form 8-K filed on December 15, 2010).

4.9	Form of Guarantee (incorporated by reference from Exhibit 4.4 of the Company’s Form 8-K filed on December 15, 2010).

4.10	Waiver to the Stockholders Agreement dated December 8, 2011 between JBS USA Holdings, Inc. and Pilgrim's Pride Corporation (incorporated by reference from Exhibit 4.10 of the Company's Annual Report on Form 10-K filed February 17, 2012).

Additional long-term debt instruments are not filed since the total amount of those securities authorized under any such instrument does not exceed ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of such instruments to the SEC upon request.

10.1	Amendment No. 5 to the Credit Agreement dated as of December 28, 2009, by and among the Company, To-Ricos, Ltd. and To-Ricos Distribution Ltd., CoBank ACB, as administrative agent, and the lenders party thereto.*

12	Ratio of Earnings to Fixed Charges for the twenty-six weeks ended June 24, 2012 and June 26, 2011.*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema**

101.CAL	XBRL Taxonomy Extension Calculation**

101.DEF	XBRL Taxonomy Extension Definition**

101.LAB	XBRL Taxonomy Extension Label**

101.PRE	XBRL Taxonomy Extension Presentation**

*	Filed herewith.

**	Furnished herewith.