Form 10-Q
period 2012-09-23
PILGRIMS PRIDE CORP
filed 2012-10-26
CIK 802481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________

FORM 10-Q
____________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 23, 2012
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

Number of shares outstanding of the issuer’s common stock, $0.01 par value per share, as of October 26, 2012, was 258,999,033.

INDEX

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 23, 2012	December 25, 2011
	(Unaudited)
	(In thousands)
Cash and cash equivalents	$55,030	$41,609
Restricted cash and cash equivalents	4,526	7,680
Investment in available-for-sale securities	—	157
Trade accounts and other receivables, less allowance for doubtful
accounts	367,854	349,222
Account receivable from JBS USA, LLC	8,170	21,198
Inventories	979,243	879,094
Income taxes receivable	64,944	59,067
Prepaid expenses and other current assets	54,884	52,350
Assets held for sale	28,826	53,816
Total current assets	1,563,477	1,464,193
Investment in available-for-sale securities	—	497
Deferred tax assets	71,099	71,099
Other long-lived assets	48,931	57,921
Identified intangible assets, net	39,803	44,083
Property, plant and equipment, net	1,196,964	1,241,752
Total assets	$2,920,274	$2,879,545

Accounts payable	$320,004	$328,864
Account payable to JBS USA, LLC	6,280	11,653
Accrued expenses and other current liabilities	310,463	281,797
Current deferred tax liabilities	79,319	79,248
Current maturities of long-term debt	15,619	15,611
Total current liabilities	731,685	717,173
Long-term debt, less current maturities	1,151,127	1,408,001
Note payable to JBS USA Holdings, Inc.	—	50,000
Other long-term liabilities	144,746	145,941
Total liabilities	2,027,558	2,321,115
Common stock	2,590	2,143
Additional paid-in capital	1,641,783	1,443,484
Accumulated deficit	(692,483)	(843,945)
Accumulated other comprehensive loss	(62,222)	(46,070)
Total Pilgrim’s Pride Corporation stockholders’ equity	889,668	555,612
Noncontrolling interest	3,048	2,818
Total stockholders’ equity	892,716	558,430
Total liabilities and stockholders’ equity	$2,920,274	$2,879,545

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 23,	September 25,	September 23,	September 25,
	2012	2011	2012	2011
	(In thousands, except per share data)
Net sales	$2,068,478	$1,891,224	$5,931,720	$5,706,390
Cost of sales	1,962,343	1,953,611	5,571,431	5,864,810
Operational restructuring charges	—	—	—	3,305
Gross profit (loss)	106,135	(62,387)	360,289	(161,725)
Selling, general and administrative expense	41,782	51,197	131,477	156,073
Administrative restructuring charges	2,647	11,472	5,921	12,740
Operating income (loss)	61,706	(125,056)	222,891	(330,538)
Interest expense, net of capitalized interest	25,260	27,930	78,430	82,863
Interest income	(256)	(323)	(886)	(1,311)
Foreign currency transaction losses (gains)	(7,701)	13,925	(5,417)	11,235
Miscellaneous, net	413	(3,728)	(272)	(6,236)
Income (loss) before income taxes	43,990	(162,860)	151,036	(417,089)
Income tax expense (benefit)	1,049	(60)	(656)	(6,462)
Net income (loss)	42,941	(162,800)	151,692	(410,627)
Less: Net income (loss) attributable to noncontrolling interests	10	(284)	230	790
Net income (loss) attributable to Pilgrim’s Pride
Corporation	$42,931	$(162,516)	$151,462	$(411,417)
Comprehensive income (loss)	$37,814	$(162,800)	$135,540	$(412,482)
Comprehensive income (loss) attributable to noncontrolling
interests	10	(284)	230	790
Comprehensive income (loss) attributable to Pilgrim's
Pride	$37,804	$(162,516)	$135,310	$(413,272)
Weighted average shares of common stock outstanding:
Basic (Note 12. Stockholders' Equity)	258,726	224,996	247,005	224,996
Effect of common stock equivalents	111	—	98	—
Diluted	258,837	224,996	247,103	224,996
Net income (loss) per share of common stock outstanding:
Basic	$0.17	$(0.72)	$0.61	$(1.83)
Diluted	$0.17	$(0.72)	$0.61	$(1.83)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Pilgrim’s Pride Corporation Stockholders
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling
	Shares	Amount	Capital	Deficit	Income (Loss)	Interests	Total
	(In thousands)
Balance at December 25, 2011	214,282	$2,143	$1,443,484	$(843,945)	$(46,070)	$2,818	$558,430
Comprehensive income (loss):
Net income	—	—	—	151,462	—	230	151,692
Other comprehensive loss, net of tax:
Net unrealized holding losses on available-for-sale
securities, net of tax of $0	—	—	—	—	(12)	—	(12)
Losses associated with pension and other
postretirement benefit obligations, net of tax of $0	—	—	—	—	(16,140)	—	(16,140)
Total other comprehensive loss, net of tax							(16,152)
Total comprehensive income							135,540
Issuance of common stock	44,444	444	197,837	—	—	—	198,281
Share-based compensation plans:
Common stock issued under compensation plans	273	3	—	—	—	—	3
Requisite service period recognition	—	—	462	—	—	—	462
Balance at September 23, 2012	258,999	$2,590	$1,641,783	$(692,483)	$(62,222)	$3,048	$892,716
Balance at December 26, 2010	214,282	$2,143	$1,442,810	$(348,653)	$(23,637)	$5,933	$1,078,596
Comprehensive income (loss):
Net income (loss)	—	—	—	(411,417)	—	790	(410,627)
Other comprehensive income (loss), net of tax:
Net unrealized holding losses on available-for-sale
securities, net of tax of $0	—	—	—	—	(1,867)	—	(1,867)
Gains associated with pension and other
postretirement benefit obligations, net of tax of $0	—	—	—	—	12	—	12
Total other comprehensive loss, net of tax							(1,855)
Total comprehensive loss							(412,482)
Share-based compensation	—	—	418	—	—	—	418
Other activity	—	—	107	1,480	—	(4,197)	(2,610)
Balance at September 25, 2011	214,282	$2,143	$1,443,335	$(758,590)	$(25,492)	$2,526	$663,922

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Thirty-Nine Weeks Ended
	September 23, 2012	September 25, 2011
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$151,692	$(410,627)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	108,411	156,706
Foreign currency transaction loss (gain)	(5,620)	9,594
Accretion of bond discount	342	339
Impairment expense	1,342	11,640
Loss on property disposals	5,134	177
Share-based compensation	465	418
Deferred income tax benefit	—	(10,707)
Changes in operating assets and liabilities:
Restricted cash and cash equivalents	8,153	3,645
Trade accounts and other receivables	(3,172)	(42,871)
Inventories	(94,972)	101,565
Prepaid expenses and other current assets	(1,120)	34,824
Accounts payable, accrued expenses and other current liabilities	9,636	18,625
Income taxes	(14,428)	1,030
Deposits	734	2,180
Long-term pension and other postretirement obligations	(7,120)	(3,848)
Other operating assets and liabilities	(3,516)	(2,170)
Cash provided by (used in) operating activities	155,961	(129,480)
Cash flows from investing activities:
Acquisitions of property, plant and equipment	(62,110)	(121,869)
Purchases of investment securities	(162)	(4,536)
Proceeds from sale or maturity of investment securities	688	14,631
Proceeds from property disposals	28,687	7,502
Cash used in investing activities	(32,897)	(104,272)
Cash flows from financing activities:
Proceeds from revolving line of credit and long-term borrowings	595,800	804,689
Payments on revolving line of credit, long-term borrowings and capital lease
obligations	(853,008)	(669,832)
Proceeds from note payable to JBS USA Holdings, Inc.	—	50,000
Payment of note payable to JBS USA Holdings, Inc.	(50,000)	—
Proceeds from sale of common stock, net	198,282	—
Purchase of remaining interest in subsidiary	—	(2,504)
Payment of capitalized loan costs	—	(4,395)
Other financing activities	—	(106)
Cash provided by (used in) financing activities	(108,926)	177,852
Effect of exchange rate changes on cash and cash equivalents	(717)	(3,273)
Increase (decrease) in cash and cash equivalents	13,421	(59,173)
Cash and cash equivalents, beginning of period	41,609	106,077
Cash and cash equivalents, end of period	$55,030	$46,904

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Business

       Pilgrim’s Pride Corporation (referred to herein as “Pilgrim’s,” “PPC,” “the Company,” “we,” “us,” “our,” or similar terms) is the second-largest chicken company in the world, with operations in the United States (“U.S.”), Mexico and Puerto Rico. Pilgrim's products are sold to foodservice, retail and frozen entrée customers. The Company's primary distribution is through retailers, foodservice distributors and restaurants throughout the United States and Puerto Rico and in the northern and central regions of Mexico. Additionally, the Company exports chicken products to approximately 105 countries. Pilgrim's fresh chicken products consist of refrigerated whole chickens, whole cut-up chickens and selected chicken parts that are either marinated or non-marinated. The Company's prepared chicken products include fully cooked, ready-to-cook and individually frozen chicken parts, strips, nuggets and patties, some of which are either breaded or non-breaded and either marinated or non-marinated. As a vertically integrated company, we control every phase of the production of our products. We operate feed mills, hatcheries, processing plants and distribution centers in 12 U.S. states, Puerto Rico and Mexico. Pilgrim's has approximately 38,000 employees and has the capacity to process more than 36 million birds per week for a total of more than 9.5 billion pounds of live chicken annually. Approximately 3,900 contract growers supply poultry for the Company's operations. As of September 23, 2012, JBS USA Holdings, Inc. (“JBS USA”) a wholly owned indirect subsidiary of Brazil-based JBS S.A., beneficially owned 75.3% of the Company's outstanding common stock.

Consolidated Financial Statements

       The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments unless otherwise disclosed) considered necessary for a fair presentation have been included. Operating results for the thirteen and thirty-nine weeks ended September 23, 2012 are not necessarily indicative of the results that may be expected for the year ending December 30, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 25, 2011.

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

2. EXIT OR DISPOSAL ACTIVITIES

       From time to time, the Company will incur costs to implement exit or disposal efforts for specific operations. These exit or disposal plans, each of which is approved by the Company's Board of Directors, focus on various aspects of operations, including closing and consolidating certain processing facilities, rationalizing headcount and aligning operations in the most strategic and cost-efficient structure. Specific exit or disposal efforts that were ongoing during either the thirteen and thirty-nine weeks ended September 23, 2012 or the thirteen and thirty-nine weeks ended September 25, 2011 included the following:

		Administrative
	Facility Closures(a)	Integration(b)	Total
	(In thousands, except positions eliminated)
Earliest implementation date	October 2008	January 2010
Latest expected completion date	September 2014	September 2012
Positions eliminated	2,410	480	2,890
Costs incurred and expected to be incurred:
Employee-related costs	$3,170	$14,578	$17,748
Asset impairment costs	17,902	32,530	50,432
Inventory valuation costs	1,001	—	1,001
Other exit or disposal costs	13,335	1,993	15,328
Total exit or disposal costs	$35,408	$49,101	$84,509
Costs incurred since earliest implementation date:
Employee-related costs	$3,170	$14,578	$17,748
Asset impairment costs	17,902	32,530	50,432
Inventory valuation costs	1,001	—	1,001
Other exit or disposal costs	7,835	1,993	9,828
Total exit or disposal costs	$29,908	$49,101	$79,009

	Thirteen Weeks Ended September 23, 2012			Thirty-Nine Weeks Ended September 23, 2012
	Facility	Administrative		Facility	Administrative
	Closures	Integration	Total	Closures	Integration	Total
	(In thousands)
Employee-related costs	$—	$—	$—	$78	$—	$78
Asset impairment costs	—	—	—	960	382	1,342
Inventory valuation costs	151	—	151	151	—	151
Other exit or disposal costs	654	1,993	2,647	2,586	1,993	4,579
Total exit or disposal costs	$805	$1,993	$2,798	$3,775	$2,375	$6,150

	Thirteen Weeks Ended September 25, 2011			Thirty-Nine Weeks Ended September 25, 2011
	Facility	Administrative		Facility	Administrative
	Closures	Integration	Total	Closures	Integration	Total
	(In thousands)
Employee-related costs (credits)	$922	$(212)	$710	$922	$404	$1,326
Asset impairment costs	1,625	7,207	8,832	5,349	8,057	13,406
Other exit or disposal costs	1,640	—	1,640	1,640	—	1,640
Total exit or disposal costs	$4,187	$6,995	$11,182	$7,911	$8,461	$16,372

(a)	Significant facilities closed included one processing plant in 2008, two processing plants in 2009, two processing plants in the transition period and one processing plant in 2011. The transition period began September 27, 2009 and ended December 27, 2009 and resulted from the Company's change in its fiscal year end from the Saturday nearest September 30 each year to the last Sunday in December of each year.
(b)	Company management implemented certain activities to integrate the administrative functions of the Company into those of JBS USA. These included the closures of administrative offices in Georgia and Texas.

       Accrued severance costs are included in Accrued expenses and other current liabilities and accrued inventory charges are included in Inventories on the accompanying Condensed Consolidated Balance Sheets. The following table sets forth activity that was recorded through the Company’s accrued exit or disposal cost accounts during the thirty-nine weeks ended September 23, 2012 and September 25, 2011:

		Accrued
	Accrued	Inventory
	Severance	Charges	Total
	(In thousands)
Balance at December 25, 2011	$90	$793	$883
Accruals	—	151	151
Payment /Disposal	(155)	(136)	(291)
Adjustments	78	—	78
Balance at September 23, 2012	$13	$808	$821
Balance at December 26, 2010	$4,150	$793	$4,943
Accruals	2,290	—	2,290
Payment /Disposal	(4,357)	—	(4,357)
Adjustments	(964)	—	(964)
Balance at September 25, 2011	$1,119	$793	$1,912

       Exit or disposal costs were included on the following lines in the accompanying Condensed Consolidated Statements of Operations:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 23, 2012	September 25, 2011	September 23, 2012	September 25, 2011
		(In thousands)
Cost of sales	$151	$—	$229	$—
Operational restructuring charges	—	—	—	3,305
Selling, general and administrative expense	—	(290)	—	327
Administrative restructuring charges	2,647	11,472	5,921	12,740
Total exit or disposal costs	$2,798	$11,182	$6,150	$16,372

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 23, 2012	September 25, 2011	September 23, 2012	September 25, 2011
	(In thousands)
Operational restructuring charges:
Asset impairment costs (Note 7.
Property, Plant and Equipment)	$—	$—	$—	$3,305
Administrative restructuring charges:
Accrued severance provisions
(adjustments)	$—	$1,000	$—	$1,000
Asset impairment costs (Note 7.
Property, Plant and Equipment)	—	8,832	1,342	10,100
Loss on egg sales and flock depletion
expensed as incurred	—	1,610	509	1,610
Other restructuring costs	2,647	30	4,070	30
Total administrative restructuring
charges	$2,647	$11,472	$5,921	$12,740

       We continue to review and evaluate various restructuring and other alternatives to streamline our operations, improve efficiencies and reduce costs. Such initiatives may include selling assets, consolidating operations and functions and voluntary and involuntary employee separation programs. Any such actions may require us to obtain the pre-approval of our lenders under our credit facilities. In addition, such actions will subject the Company to additional short-term costs, which may include asset impairment charges, lease commitment costs, employee retention and severance costs and other costs. Certain of these activities may have a disproportionate impact on our income relative to the cost savings in a particular period.

3. FAIR VALUE MEASUREMENTS

     The asset (liability) amounts recorded in the Condensed Consolidated Balance Sheets (carrying amounts) and the estimated fair values of financial instruments at September 23, 2012 and December 25, 2011 consisted of the following:

	September 23, 2012		December 25, 2011
	Carrying	Fair	Carrying	Fair	Note
	Amount	Value	Amount	Value	Reference
	(In thousands)
Short-term investments in available-for-sale securities	$—	$—	$157	$157	$
Commodity derivative assets(a):					6
Futures	7,689	7,689	2,870	2,870
Long-term investments in available-for-sale securities	—	—	497	497
Commodity derivative liabilities(b):					6
Futures	(1,106)	(1,106)	(2,120)	(2,120)
Options	—	—	(603)	(603)
Foreign currency derivative liabilities(c):					6
Forwards	(266)	(266)	—	—
Long-term debt and other borrowing
arrangements(d)	(1,166,746)	(1,177,769)	(1,423,612)	(1,421,517)	9
Note payable to JBS USA	—	—	(50,000)	(50,077)	9, 13

(a)	Commodity derivative assets are included in Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheet.
(b)	Commodity derivative liabilities are included in Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheet.
(c)	Foreign currency derivative liabilities are included in Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheet.
(d)	The fair values of the Company’s long-term debt and other borrowing arrangements were estimated by calculating the net present value of future payments for each debt obligation or borrowing by: (i) using a risk-free rate applicable for an instrument with a life similar to the remaining life of each debt obligation or borrowing plus the current estimated credit risk spread for the Company or (ii) using the quoted market price at September 23, 2012 or December 25, 2011, as applicable.

     The carrying amounts of our cash and cash equivalents, derivative trading accounts' margin cash, restricted cash and cash equivalents, accounts receivable, accounts payable and certain other liabilities approximate their fair values due to their relatively short maturities. The Company adjusts its investments, commodity derivative assets and commodity derivative liabilities to fair value based on quoted market prices in active markets for identical instruments, quoted market prices in active markets for similar instruments with inputs that are observable for the subject instrument, or unobservable inputs such as discounted cash flow models or valuations.

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

     As of September 23, 2012 as December 25, 2011, the Company held certain items that were required to be measured at fair value on a recurring basis. These included cash and cash equivalents, derivative assets and liabilities, short-term investments in available-for-sale securities and long-term investments in available-for-sale securities. Cash equivalents consist of short-term, highly liquid, income-producing investments such as money market funds and other funds that have maturities of 90 days or less. Derivative assets and liabilities consist of long and short positions on both exchange-traded commodity futures and commodity options as well as margin cash on account with the Company’s derivatives brokers. Short-term investments in available-for-sale securities consist of short-term, highly liquid, income-producing investments such as municipal debt securities that have maturities of greater than 90 days but less than one year. Long-term investments in available-for-sale securities consist of income-producing investments such as municipal debt securities, corporate debt securities, equity securities and fund-of-funds units that have maturities of greater than one year.

     The following items were measured at fair value on a recurring basis at September 23, 2012:

	Level 1	Level 2	Level 3	Total
	(In thousands)
Commodity derivative assets:
Futures	7,689	—	—	7,689
Commodity derivative liabilities:
Futures	(1,106)	—	—	(1,106)
Foreign currency derivative liabilities:
Forwards	(266)	—	—	(266)

     Financial assets and liabilities classified in Level 1 at September 23, 2012 include commodity and foreign currency derivative instruments traded in active markets. The valuation of these instruments is determined using a market approach, taking into account current interest rates, creditworthiness, and liquidity risks in relation to current market conditions, and is based upon unadjusted quoted prices for identical assets in active markets. The valuation of financial assets and liabilities in Level 2 is determined using a market approach based upon quoted prices for similar assets and liabilities in active markets or other inputs that are observable for substantially the full term of the financial instrument. Level 2 securities primarily include fixed income securities and commodity option derivative instruments. The valuation of financial assets in Level 3 is determined using an income approach based on unobservable inputs such as discounted cash flow models or valuations.

     The following table presents activity for the thirty-nine weeks ended September 23, 2012 and September 25, 2011, respectively, related to the Company’s investment in a fund-of-funds asset that was measured at fair value on a recurring basis using Level 3 inputs:

	Thirty-Nine Weeks Ended
	September 23, 2012	September 25, 2011
	(In thousands)
Balance at beginning of period	$59	$1,190
Included in other comprehensive income	—	55
Sale of securities	(59)	—
Balance at end of period	$—	$1,245

     In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records certain assets and liabilities at fair value on a nonrecurring basis. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges when required by U.S. GAAP. Certain long-lived assets held for sale with a carrying amount of $2.0 million were written down to their fair value of $0.7 million, resulting in a loss of $1.3 million recorded in earnings during the thirty-nine weeks ended September 23, 2012. These assets are classified as Level 2 assets because their fair value can be corroborated based on observable market data.

4. TRADE ACCOUNTS AND OTHER RECEIVABLES

     Trade accounts and other receivables, less allowance for doubtful accounts, consisted of the following:

	September 23, 2012	December 25, 2011
	(In thousands)
Trade accounts receivable	$366,753	$337,411
Account receivable from JBS USA, LLC	8,170	21,198
Other receivables	6,022	16,974
Receivables, gross	380,945	375,583
Allowance for doubtful accounts	(4,921)	(5,163)
Receivables, net	$376,024	$370,420

5. INVENTORIES

     Inventories consisted of the following:

	September 23, 2012	December 25, 2011
	(In thousands)
Live chicken and hens	$417,961	$363,590
Feed, eggs and other	293,768	238,449
Finished chicken products	267,293	273,363
Total chicken inventories	979,022	875,402
Commercial feed, table eggs and other	221	3,692
Total inventories	$979,243	$879,094

6. DERIVATIVE FINANCIAL INSTRUMENTS

     The Company utilizes various raw materials in its operations, including corn, soybean meal, soybean oil, sorghum and energy, such as natural gas, electricity and diesel fuel, which are all considered commodities. The Company considers these raw materials generally available from a number of different sources and believes it can obtain them to meet its requirements. These commodities are subject to price fluctuations and related price risk due to factors beyond our control, such as economic and political conditions, supply and demand, weather, governmental regulation and other circumstances. Generally, the Company purchases derivative financial instruments, specifically exchange-traded futures and options, in an attempt to mitigate price risk related to its anticipated consumption of commodity inputs for the next 12 months. The Company may purchase longer-term derivative financial instruments on particular commodities if deemed appropriate. The Company’s Mexico operations will sometimes purchase foreign currency derivative financial instruments to mitigate foreign currency transaction exposure on U.S. dollar-denominated purchases. The fair value of derivative assets is included in the line item Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets while the fair value of derivative liabilities is included in the line item Accrued expenses and other current liabilities on the same statements. Our counterparties require that we post cash collateral for changes in the net fair value of the derivative contracts.

     We have not designated the derivative financial instruments that we have purchased to mitigate commodity purchase or foreign currency transaction exposures as cash flow hedges. Therefore, we recognized changes in the fair value of these derivative financial instruments immediately in earnings. Gains or losses related to these derivative financial instruments are included in the line item Cost of sales in the Condensed Consolidated Statements of Operations. The Company recognized net gains of $5.9 million and net losses of $34.4 million related to changes in the fair value of its derivative financial instruments during the thirteen weeks ended September 23, 2012 and September 25, 2011, respectively. We also recognized net gains of $3.7 million and $60.8 million related to changes in the fair value of our derivative financial instruments during the thirty-nine weeks ended September 23, 2012 and September 25, 2011, respectively.

     Information regarding the Company’s outstanding derivative instruments and cash collateral posted with (owed to) brokers is included in the following table:

	September 23, 2012	December 25, 2011
	(Fair values in thousands)
Fair values:
Commodity derivative assets	$7,689	$2,870
Commodity derivative liabilities	(1,106)	(2,723)
Cash collateral posted with (owed to) brokers	(6,288)	3,271
Foreign currency derivative liabilities	(266)	—
Derivatives Coverage:
Corn	—%	(a)
Soybean meal	0.1%	(a)
Sorghum	50.7%	n/a
Period through which stated percent of needs are covered:
Corn	September 2013	(a)
Soybean meal	October 2013	(a)
Sorghum	December 2012	n/a
Written put options outstanding(b):
Fair value	$—	$(603)
Number of contracts:
Corn	—	500
Sorghum	699	—
Expiration dates	December 2012	March 2012

(a)	Derivatives coverage is the percent of anticipated corn, soybean meal and sorghum needs covered by outstanding derivative instruments through a specified date. The Company will sometimes purchase short derivative instruments to offset negative price exposure on future fixed cash purchases.
(b)	A written put option is an option that the Company has sold that grants the holder the right, but not the obligation, to sell the underlying asset at a certain price for a specified period of time. When the Company takes a short position on a futures derivative instrument, it agrees to sell the underlying asset in the future at a price established on the contract date. The Company writes put options and takes short positions on futures derivative instruments to minimize the impact of feed ingredients price volatility on its operating results.

7. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment (“PP&E”), net consisted of the following:

	September 23, 2012	December 25, 2011
	(In thousands)
Land	$63,848	$65,413
Buildings	1,075,088	1,077,789
Machinery and equipment	1,479,917	1,492,251
Autos and trucks	58,213	58,518
Construction-in-progress	55,357	36,094
PP&E, gross	2,732,423	2,730,065
Accumulated depreciation	(1,535,459)	(1,488,313)
PP&E, net	$1,196,964	$1,241,752

     The Company recognized depreciation expense of $32.5 million and $49.4 million during the thirteen weeks ended September 23, 2012 and September 25, 2011, respectively. We also recognized depreciation expense of $96.7 million and $144.4 million during the thirty-nine weeks ended September 23, 2012 and September 25, 2011, respectively.

     During the thirteen and thirty-nine weeks ended September 23, 2012, the Company sold certain PP&E for cash of $16.2 million and $28.7 million, respectively, and recognized net losses on these sales of $1.9 million and $1.4 million, respectively. PP&E sold in 2012 included a commercial egg operation in Texas, a vacant office building in Texas, an idled processing plant in Georgia, an idled feed mill in Arkansas, idled hatcheries in Alabama, Arkansas and Georgia, an idled distribution center in Louisiana, various broiler and breeder farms in Texas, both developed and undeveloped land in Texas and miscellaneous processing equipment. During the thirteen and thirty-nine weeks ended September 25, 2011, the Company sold certain PP&E for cash of $2.6 million and $7.5 million, respectively, and recognized net losses on these sales of $0.5 million and $0.2 million, respectively. PP&E sold in 2011 included an empty office building in West Virginia, an idled egg production facility and surrounding undeveloped land in Texas, an idled feed mill in Georgia, various broiler and breeder farms in Texas, both developed and undeveloped land in Texas and miscellaneous processing equipment.

     During the thirteen and thirty-nine weeks ended September 23, 2012, the Company also scrapped certain unused or obsolete PP&E and recognized net losses of $2.6 million and $3.7 million, respectively.

     Management has committed to the sale of certain properties and related assets, including, but not limited to, processing plants, office buildings and farms, which no longer fit into the operating plans of the Company. The Company is actively marketing these properties and related assets for immediate sale and believes a sale of each property can be consummated within the next 12 months. At September 23, 2012 and December 25, 2011, the Company reported properties and related assets totaling $28.8 million and $53.8 million, respectively, in Assets held for sale on its Condensed Consolidated Balance Sheets. For the thirty-nine weeks ended September 23, 2012, the Company recognized impairment expense of $1.3 million on certain of these assets. The Company did not recognize any impairment expense for the thirteen weeks ended September 23, 2012.

     As part of the exit or disposal activities discussed in “Note 2. Exit or Disposal Activities,” the Company closed or idled various processing complexes, processing plants, hatcheries and broiler farms throughout the U.S. Neither the Board of Directors nor JBS USA has determined if it would be in the best interest of the Company to divest any of these idled assets. Management is therefore not certain that it can or will divest any of these assets within one year, is not actively marketing these assets and, accordingly, has not classified them as assets held for sale. The Company continues to depreciate these assets. At September 23, 2012, the carrying amount of these idled assets was $58.8 million based on depreciable value of $149.7 million and accumulated depreciation of $90.9 million.

     The Company last tested the recoverability of its long-lived assets held and used in December 2011. At that time, the Company determined that the carrying amount of its long-lived assets held and used was recoverable over the remaining life of the primary asset in the group and that long-lived assets held and used passed the Step 1 recoverability test under ASC 360-10-35, Impairment or Disposal of Long-Lived Assets. There were no indicators present during the thirty-nine weeks ended September 23, 2012 that required the Company to test its long-lived assets held and used for recoverability.

8. CURRENT LIABILITIES

     Current liabilities, other than income taxes and current maturities of long-term debt, consisted of the following components:

	September 23, 2012	December 25, 2011
	(In thousands)
Accounts payable:
Trade accounts	$239,901	$294,662
Book overdrafts	79,322	32,958
Other payables	781	1,244
Total accounts payable	320,004	328,864
Accounts payable to JBS USA, LLC	6,280	11,653
Accrued expenses and other current liabilities:
Compensation and benefits	84,787	72,328
Interest and debt-related fees	19,115	13,809
Insurance and self-insured claims	106,205	102,256
Commodity derivative liabilities:
Futures	1,106	2,120
Options	—	603
Foreign currency derivative liabilities:
Forwards	266	—
Other accrued expenses	98,984	89,855
Pre-petition obligations	—	826
Total accrued expenses and other current liabilities	310,463	281,797
	$636,747	$622,314

9. LONG-TERM DEBT AND OTHER BORROWING ARRANGEMENTS

     Long-term debt and other borrowing arrangements consisted of the following components:

	Maturity	September 23, 2012	December 25, 2011
		(In thousands)
Senior notes, at 7 7/8%, net of unaccreted discount	2018	$497,187	$496,846
U.S. Credit Facility Term B-1 note payable at 4.75%	2014	275,443	275,443
U.S. Credit Facility Term B-2 note payable at 9.00%	2014	287,521	299,145
U.S. Credit Facility with one revolving note payable on which the
Company had funds borrowed at 4.25% and 6.25%	2014	101,800	347,300
Mexico Credit Facility with notes payable at TIIE Rate plus 2.25% or
Equilibrium Interbank Interest Rate plus 4.5%	2014	—	—
JBS USA Subordinated Loan Agreement with one term note payable
at 9.845%	2015	—	50,000
Other	Various	4,795	4,878
Long-term debt		1,166,746	1,473,612
Less: Current maturities of long-term debt		(15,619)	(15,611)
Long-term debt, less current maturities		$1,151,127	$1,458,001

Senior and Subordinated Notes

     At September 23, 2012, the Company had an aggregate principal balance of $500.0 million of 7 ⅞% Senior Notes due 2018 (the “2018 Notes”) outstanding that are registered under the Securities Act of 1933. The 2018 Notes are unsecured obligations of the Company and are guaranteed by one of the Company’s subsidiaries. Interest is payable on December 15 and June 15 of each year, commencing on June 15, 2011. Additionally, the Company had an aggregate principal balance of $3.9 million of 7 ⅝% senior unsecured notes, 8 ⅜% senior subordinated unsecured notes and 9 ¼% senior unsecured notes outstanding at September 23, 2012.

     On June 23, 2011, the Company entered into a Subordinated Loan Agreement with JBS USA (the “Subordinated Loan Agreement”), which provided an aggregate commitment of $100.0 million. On June 23, 2011, JBS USA made a term loan to the Company in the principal amount of $50.0 million. Pursuant to the terms of the Subordinated Loan Agreement, the Company has also agreed to reimburse JBS USA up to $56.5 million for potential draws upon letters of credit issued on JBS USA's account that support certain obligations of the Company or its subsidiaries. On December 16, 2011, the Company and JBS USA executed an amendment to the Subordinated Loan Agreement that, among other things, provided that if the Company consummated a stock rights offering (the “Rights Offering”) that allowed stockholders of record as of January 17, 2012 to purchase an aggregate 44,444,444 shares of the Company's common stock on or before March 24, 2012, the loan commitment under the Subordinated Loan Agreement would be terminated. The Company consummated the Rights Offering on February 29, 2012. Further, under the U.S. Credit Facility (as defined below), following the consummation of the Rights Offering, (i) the Company, at its option, was permitted to prepay the outstanding $50.0 million term loan under the Subordinated Loan Agreement and (ii) the existing commitment of JBS USA to make an additional $50.0 million term loan to the Company under the Subordinated Loan Agreement would be terminated. On March 7, 2012, the Company repaid the outstanding $50.0 million term loan under the Subordinated Loan Agreement, plus accrued interest, with proceeds received from the Rights Offering and the remaining commitment to make loans under the Subordinated Loan Agreement was terminated.

     JBS USA agreed to arrange for letters of credit to be issued on its account in the amount of $56.5 million to an insurance company serving the Company in order to allow that insurance company to return cash it held as collateral against potential workers compensation, auto and general liability claims. In return for providing this letter of credit, the Company reimburses JBS USA for the letter of credit costs the Company would otherwise incur under its U.S. Credit Facility (as defined below). In the thirteen weeks ended September 23, 2012, the Company reimbursed JBS USA $0.6 million for letter of credit costs incurred from November 2011 through August 2012. As of September 23, 2012, the Company has accrued an obligation of $0.2 million to reimburse JBS USA for letter of credit costs incurred on its behalf.

U.S. Credit Facility

     Pilgrim’s and certain of its subsidiaries have entered into a credit agreement (the “U.S. Credit Facility”) with CoBank ACB, as administrative agent and collateral agent, and other lenders party thereto, which currently provides a $700.0 million revolving credit facility and a Term B facility. The U.S. Credit Facility also includes an accordion feature that allows us, at any time, to increase the aggregate revolving loan commitment by up to an additional $100.0 million and to increase the aggregate Term B loans commitment by up to an additional $400.0 million, in each case subject to the satisfaction of certain conditions, including obtaining the lenders' agreement to participate in the increase and an aggregate limit on all commitments under the U.S. Credit Facility of $1.85 billion. On April 22, 2011, we increased the amount of the sub-limit for swingline loans under the U.S. Credit Facility to $100.0 million. The revolving loan commitment and the Term B loans will mature on December 28, 2014.

     On December 28, 2009, the Company paid loan costs totaling $50.0 million related to the U.S. Credit Facility that it recognized as an asset on its balance sheet. The Company amortizes these capitalized costs to interest expense over the life of the U.S. Credit Facility.

     Subsequent to the end of each fiscal year, a portion of our cash flow must be used to repay outstanding principal amounts under the Term B loans. In April 2011, the Company paid approximately $46.3 million of its excess cash flow from 2010 toward the outstanding principal under the Term B loans. After giving effect to this prepayment and other prepayments of the Term B loans, the Term B loans must be repaid in 16 quarterly installments of approximately $3.9 million beginning on April 15, 2011, with the final installment due on December 28, 2014. The Company did not have excess cash flow from 2011 to be applied toward the outstanding principal under the Term B loans. The U.S. Credit Facility also requires us to use the proceeds we receive from certain asset sales and specified debt or equity issuances and upon the occurrence of other events to repay outstanding borrowings under the U.S. Credit Facility. The cash proceeds received by the Company from the Rights Offering were not subject to this requirement. On September 23, 2012, a principal amount of $563.0 million under the Term B loans commitment was outstanding.

     Actual borrowings by the Company under the revolving credit commitment component of the U.S. Credit Facility are subject to a borrowing base, which is a formula based on certain eligible inventory, eligible receivables and restricted cash under the control of CoBank ACB. As of September 23, 2012, the applicable borrowing base was $700.0 million, the amount available for borrowing under the revolving loan commitment was $573.6 million and outstanding borrowings and letters of credit under the revolving loan commitment were $101.8 million and $24.6 million, respectively.

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

Mexico Credit Facility

     On October 19, 2011, Avícola Pilgrim's Pride de México, S.A. de C.V. , Pilgrim's Pride S. de R.L. de C.V. and certain Mexican subsidiaries entered into an amended and restated credit agreement (the “Mexico Credit Facility”) with ING Bank (México), S.A. Institución de Banca Múltiple, ING Grupo Financiero, as lender and ING Capital LLC, as administrative agent. The Mexico Credit Facility has a final maturity date of September 25, 2014. The Mexico Credit Facility is secured by substantially all of the assets of the Company's Mexico subsidiaries. As of September 23, 2012, the U.S. dollar-equivalent of the loan commitment under the Mexico Credit Facility was $42.9 million. There were no outstanding borrowings under the Mexico Credit Facility at September 23, 2012.

10. INCOME TAXES

     The Company recorded an income tax benefit of $0.7 million, a (0.4)% effective tax rate, for the thirty-nine weeks ended September 23, 2012, compared to an income tax benefit of $6.5 million, a 1.5% effective tax rate, for the thirty-nine weeks ended September 25, 2011. The income tax benefit recognized for the thirty-nine weeks ended September 23, 2012 was primarily the result of a decrease in reserves for unrecognized tax benefits and a decrease in valuation allowance as a result of year-to-date earnings, offset by the tax expense recorded on the Company's year-to-date income.

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carry back and carry forward periods), projected future taxable income and tax-planning strategies in making this assessment. As of September 23, 2012, the Company does not believe it has sufficient positive evidence to conclude that realization of its federal, state and foreign net deferred tax assets is more likely than not to be realized.

     For the thirty-nine weeks ended September 23, 2012 and September 25, 2011, there is no tax effect reflected in other comprehensive income (loss) because the Company has a valuation allowance.

     With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations for years prior to 2003 and is no longer subject to Mexico income tax examinations for years prior to 2007. The Company continues to be under examination for Gold Kist and its subsidiaries for the tax years ended June 30, 2004 through December 27, 2006. The Company is currently working with the Internal Revenue Service (“IRS”) through the normal processes and procedures that are available to all taxpayers outside of bankruptcy to resolve the IRS' proofs of claim. There has been no significant change in the resolution of the IRS' claim since December 25, 2011. See “Note 14. Commitments and Contingencies” for additional information.

11. PENSION AND OTHER POSTRETIREMENT BENEFITS

     The Company sponsors programs that provide retirement benefits to most of its employees. These programs include qualified defined benefit pension plans, nonqualified defined benefit retirement plans, a defined benefit postretirement life insurance plan, defined contribution retirement savings plans and deferred compensation plans. The Company recognized income of $0.3 million in the thirteen weeks ended September 23, 2012, expenses of $1.6 million in the thirteen weeks ended September 25, 2011, expenses of $4.3 million in the thirty-nine weeks ended September 23, 2012 and expenses of $6.9 million in the thirty-nine weeks ended September 25, 2011.

     The following table provides the components of net periodic benefit cost for the defined benefit plans mentioned above:

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	September 23, 2012		September 25, 2011		September 23, 2012		September 25, 2011
	Pension	Other	Pension	Other	Pension	Other	Pension	Other
	Benefits	Benefits	Benefits	Benefits	Benefits	Benefits	Benefits	Benefits
	(In thousands)
Service cost	$13	$—	$40	$—	$38	$—	$139	$—
Interest cost	2,147	25	2,075	26	6,204	72	6,751	90
Estimated return on plan assets	(2,126)	—	(1,427)	—	(4,997)	—	(4,948)	—
Amortization of prior service cost	—	—	22	—	—	—	77	—
Amortization of net loss (gain)	(483)	(1)	1	—	348	(2)	2	—
Net periodic benefit cost
(gain)	$(449)	$24	$711	$26	$1,593	$70	$2,021	$90

     During the thirteen and thirty-nine weeks ended September 23, 2012, the Company contributed $5.0 million and $9.4 million to its defined benefit plans, respectively.

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

12. STOCKHOLDERS' EQUITY

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

     The Rights Offering contained a subscription price that was less than the fair value of the Company's common stock on the last day the rights could be exercised. This price discount is considered a bonus element similar to a stock dividend. Because of this bonus element, the Company adjusted both the weighted average basic and diluted shares outstanding as reported in the Quarterly Report on Form 10-Q filed with the SEC on April 29, 2011 by multiplying those weighted average shares by an adjustment factor that represented the $6.40 fair value of a share of the Company's common stock immediately prior to the exercise of the basic and over-subscription privileges under the Rights Offering divided by the $6.07 theoretical ex-rights fair value of a share of the Company's common stock immediately prior to the exercise of the basic and over-subscription privileges under the Rights Offering. Weighted average basic and diluted shares outstanding and net loss per weighted average basic and diluted share for the thirteen and thirty-nine weeks ended September 25, 2011 as originally reported and as adjusted for this bonus element were as follows:

	As Originally Reported	As Adjusted	Effect of Change
	(In thousands, except per share data)
Thirteen weeks ended September 25, 2011:
Weighted average basic shares outstanding	214,282	224,996	10,714
Weighted average diluted shares outstanding	214,282	224,996	10,714
Net loss per weighted average basic share	$(0.76)	$(0.72)	$0.04
Net loss per weighted average diluted share	$(0.76)	$(0.72)	$0.04
Thirty-Nine weeks ended September 25, 2011:
Weighted average basic shares outstanding	214,282	224,996	10,714
Weighted average diluted shares outstanding	214,282	224,996	10,714
Net loss per weighted average basic share	$(1.92)	$(1.83)	$0.09
Net loss per weighted average diluted share	$(1.92)	$(1.83)	$0.09

Share-Based Compensation

     The Company granted 200,000 restricted shares of its common stock to William W. Lovette, the Company’s Chief Executive Officer, effective January 14, 2011 in connection with the employment agreement with Mr. Lovette. Restrictions on fifty percent of these shares will lapse on January 3, 2013 and restrictions on the remaining shares will lapse on January 3, 2014, subject to Mr. Lovette’s continued employment with the Company through the applicable vesting date. The $1.4 million fair value of the shares as of the grant date was determined by multiplying the number of shares granted by the closing market price of the Company’s common stock on the grant date. Assuming no forfeiture of shares, the Company will recognize share-based compensation expense of $0.7 million ratably from January 14, 2011 to January 3, 2013. The Company will also recognize share-based compensation expense of $0.7 million ratably from January 14, 2011 to January 3, 2014. The Company recognized share-based compensation expense totaling $0.2 million during thirteen weeks ended September 23, 2012 and $0.1 million during the thirteen weeks ended September 25, 2011 and share-based compensation expense totaling $0.5 million during the thirty-nine weeks ended September 23, 2012 and $0.4 million during the thirty-nine weeks ended September 25, 2011.

     The Company granted 72,675 restricted shares of its common stock to Fabio Sandri, the Company’s Chief Financial Officer, effective August 27, 2012 as compensation for services to be rendered. Restrictions on these shares will lapse on April 27, 2014, subject to Mr. Sandri’s continued employment with the Company through the applicable vesting date. The $0.4 million fair value of the shares as of the grant date was determined by multiplying the number of shares granted by the average market price of the Company’s common stock on the grant date. Assuming no forfeiture of shares, the Company will recognize share-based compensation expense of $0.4 million ratably from August 27, 2012 to April 27, 2014. The Company recognized share-based compensation expense totaling approximately $17,000 during the thirteen and thirty-nine weeks ended September 23, 2012.

Anti-dilutive Common Stock Equivalents

     Due to the net loss incurred in the thirteen and thirty-nine weeks ended September 25, 2011, the Company did not include 162 and 7,795 common stock equivalents, respectively, in the calculations of the denominators used for net loss per weighted average diluted common share outstanding as these common stock equivalents would be anti-dilutive.

Restrictions on Retained Earnings

     The U.S. Credit Facility prohibits us from paying dividends on the common stock of the Company. Further, the indenture governing the 2018 Notes restricts, but does not prohibit, the Company from declaring dividends.

13. RELATED PARTY TRANSACTIONS

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

     On December 28, 2009, JBS USA became the holder of the majority of the common stock of the Company. Until March 26, 2012, Lonnie A. “Bo” Pilgrim (the "Founder Director") and certain entities related to the Founder Director collectively owned the second-largest block of our common stock. On March 12, 2012, the Founder Director resigned as a director of Pilgrim's. On March 26, 2012, the Founder Director and certain entities related to the Founder Director sold 18,924,438 shares of our common stock to JBS USA. This transaction increased JBS USA's beneficial ownership to 75.3% of the total outstanding shares of our common stock.

     Transactions with JBS USA, JBS USA, LLC (a JBS USA subsidiary) and the former Founder Director recognized in the Condensed Consolidated Statements of Operations are summarized below:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 23,	September 25,	September 23,	September 25,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
JBS USA:
Subordinated loan interest(a)	$—	$—	$971	$—
Letter of credit fees(b)	592	—	1,776	—
JBS USA, LLC:
Purchases from JBS USA, LLC(c)	18,136	43,784	49,847	121,811
Expenditures paid by JBS USA, LLC on behalf of Pilgrim’s
Pride Corporation(d)	14,469	6,323	44,194	20,473
Sales to JBS USA, LLC(c)	58,527	27,141	177,894	68,864
Expenditures paid by Pilgrim’s Pride Corporation on behalf
of JBS USA, LLC(d)	1,089	163	3,645	813
Former Founder Director:

Consulting fee paid to former Founder Director(e)	—	375	374	1,123
Board fees paid to former Founder Director(e)	—	40	45	116
Contract grower compensation paid to former Founder
Director(f)	—	164	297	833
Sales to former Founder Director	—	16	1	21

(a)	On June 23, 2011, we executed a subordinated loan agreement with JBS USA that provided an aggregate loan commitment of $100.0 million and immediately borrowed $50.0 million under the resulting facility at an interest rate of 9.845% per annum. On March 7, 2012, we repaid the outstanding $50.0 million loan, along with $3.5 million accrued interest, and terminated the loan commitment under the agreement.
(b)	Beginning on October 26, 2011, JBS USA arranged for letters of credit to be issued on its account in the amount of $56.5 million to an insurance company on our behalf in order to allow that insurance company to return cash it held as collateral against potential liability claims. We agreed to reimburse JBS USA up to $56.5 million for potential draws upon these letters of credit. We reimburse JBS USA for the letter of credit costs we would have otherwise incurred under our credit facilities. During 2012, we have paid JBS USA $1.6 million for letter of credit costs. At September 23, 2012, the outstanding payable to JBS USA for letter of credit costs was $0.2 million.
(c)	We routinely execute transactions to both purchase products from JBS USA, LLC and sell products to them. As of September 23, 2012 and December 25, 2011, the outstanding payable to JBS USA, LLC was $2.5 million and $11.7 million, respectively. As of September 23, 2012 and December 25, 2011, the outstanding receivable from JBS USA, LLC was $8.2 million and $21.2 million, respectively. As of September 23, 2012, approximately $0.6 million of goods from JBS USA, LLC were in transit and not reflected on our Condensed Consolidated Balance Sheet.
(d)	On January 19, 2010, we executed an agreement with JBS USA, LLC in order to allocate costs associated with the procurement of SAP licenses and maintenance services by JBS USA, LLC for the combined companies. Under this agreement, the fees associated with procuring SAP licenses and maintenance services are allocated between us and JBS USA, LLC in proportion to the percentage of licenses used by each company. The agreement expires on the date of expiration, or earlier termination, of each underlying SAP license agreement. During 2012, we have paid JBS USA $0.9 million for the procurement of such licenses and services. On May 5, 2010, we executed an agreement with JBS USA, LLC in order to allocate the costs of supporting the business operations through one consolidated corporate team. Expenditures paid by JBS USA, LLC on our behalf are reimbursed by us and expenditures paid by us on behalf of JBS USA, LLC are reimbursed by JBS USA, LLC. This agreement expires on May 5, 2015. During 2012, we have paid JBS USA, LLC $31.8 million for net expenditures paid by JBS USA, LLC on our behalf. At September 23, 2012, the outstanding net payable to JBS USA resulting from affiliate trade, procurement of SAP licenses and maintenance services and support of the business operations through one consolidated corporate team was $3.8 million.
(e)	On December 28, 2009, we executed a consulting agreement with the former Founder Director. The terms of the agreement on that date included, among other things, that the former Founder Director (i) will provide services to us that are comparable in the aggregate with the services provided by him to us prior to December 28, 2009, (ii) will be appointed to our Board of Directors and, during the term of the agreement, will be nominated for subsequent terms on the Board, (iii) will be compensated for services rendered to us at a rate of $1.5 million per annum for a term of five years, (iv) will be subject to customary non-solicitation and non-competition provisions and (v) will be, along with his spouse, provided with medical benefits (or will be compensated for medical coverage) that are comparable in the aggregate to the medical benefits afforded to our employees. As a result of his resignation as Founder Director, we are no longer required to nominate the Founder Director to serve subsequent terms on the Board. During the period in 2012 in which the former Founder Director was a related party, we paid $0.4 million to him under this agreement.
(f)	We have executed various grower contracts with the former Founder Director that provide for the placement of our flocks on farms owned by the former Founder Director during the grow-out phase of production. These contracts include terms that are substantially identical to those included in contracts-executed by us with unaffiliated parties. The former Founder Director can terminate the contracts upon completion of the grow-out phase for each flock. We can terminate the contracts within a specified period of time pursuant to regulations by the Grain Inspection, Packers and Stockyards Administration of the U.S. Department of Agriculture. During the period in 2012 in which the former Founder Director was a related party, we have paid $0.3 million to him under these contracts.

     On March 2, 2011, the Company agreed to purchase the home of Bill Lovette, our Chief Executive Officer, in Arkansas on reasonable and customary commercial terms and at a purchase price not to exceed approximately $2.1 million. Consequently, Mr. Lovette transferred all of the rights and the Company assumed all obligations relative to the property for a purchase price of $2.1 million. His home was sold on July 23, 2012.

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

     On December 1, 2008, Pilgrim’s and six of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court for the Northern District of Texas, Fort Worth Division. The cases were jointly administered under Case No. 08-45664. The Company emerged from Chapter 11 on December 28, 2009. The Company is the named defendant in several pre-petition lawsuits that, as of September 23, 2012, have not been resolved. Among the claims presently pending are claims brought against certain current and former directors, executive officers and employees of the Company, the Pilgrim’s Pride Administrative Committee and the Pilgrim’s Pride Pension Committee seeking unspecified damages under section 502 of the Employee Retirement Income Security Act of 1974 (“ERISA”), 29 U.S.C. § 1132. These claims were brought by individual participants in the Pilgrim’s Pride Retirement Savings Plan, individually and on behalf of a putative class, alleging that the defendants breached fiduciary duties to plan participants and beneficiaries or otherwise violated ERISA. Although the Company is not a named defendant in these claims, our bylaws require us to indemnify our current and former directors and officers from any liabilities and expenses incurred by them in connection with actions they took in good faith while serving as an officer or director. In these actions the plaintiffs assert claims in excess of $35.0 million. The likelihood of an unfavorable outcome or the amount or range of any possible loss to the Company cannot be determined at this time.

     Other claims presently pending against the Company are claims seeking unspecified damages brought by current or former contract chicken growers who allege, along with other assertions, that the Company breached grower contracts and made false representations to induce the plaintiffs into building chicken farms and entering into chicken growing agreements with the Company. In the case styled Shelia Adams, et al. v. Pilgrim's Pride Corporation, on September 30, 2011, the trial court issued its findings of fact and conclusions of law stating that the Company violated section 192(e) of the Packers and Stockyards Act of 1921 by purportedly attempting to manipulate the price of chicken by idling the El Dorado, Arkansas complex and rejecting the El Dorado growers' contracts. The trial court awarded damages in the amount of $25.8 million. Afterward, the Company filed post-judgment motions attacking the trial court's findings of fact and conclusions of law, which, on December 28, 2011, were granted in part and resulted in a reduction of the damages award from $25.8 million to $25.6 million. On January 19, 2012, the Company appealed the findings of fact and conclusions of law and decision concerning the post-judgment motions to the United States Fifth Circuit Court of Appeals. Oral Argument is scheduled for December 3, 2012. The Company intends to vigorously pursue its appellate rights and defend against the underlying judgment. While the outstanding judgment is reasonably possible, the Company has recorded an estimated probable loss that is less than the outstanding judgment. The remaining growers' claims were scheduled for trial during the summer and fall of 2012. Although the trial associated with the growers' claims from the Farmerville, Louisiana complex was completed without a ruling, the trial associated with the growers' claims from the Nacogdoches, Texas complex have not been completed, and the trials associated with the growers' claims from the De Queen and Batesville, Arkansas complexes have been indefinitely postponed by court order. The Company intends to vigorously defend against these claims. Although the likelihood of financial loss related to the remaining growers' claims is reasonably possible, an estimate of potential loss cannot be determined at this time because of now conflicting legal authority, the factual nature of the various growers' individual claims, and a new judge who will preside over the remaining bench trials. There can be no assurances that other similar claims may not be brought against the Company.

     The IRS has filed an amended proof of claim in the Bankruptcy Court pursuant to which the IRS asserts claims that total $74.7 million. We have filed in the Bankruptcy Court (i) an objection to the IRS' amended proof of claim, and (ii) a motion requesting the Bankruptcy Court to determine our U.S. federal tax liability pursuant to Sections 105 and 505 of the Bankruptcy Code. The objection and motion assert that the Company has no liability for the additional U.S. federal taxes that have been asserted for pre-petition periods by the IRS. The IRS has responded in opposition to our objection and motion. On July 8, 2010, the Bankruptcy Court granted our unopposed motion requesting that the Bankruptcy Court abstain from determining our federal tax liability. As a result, we are working with the IRS through the normal processes and procedures that are available to all taxpayers outside of bankruptcy (including the United States Tax Court (“Tax Court”) proceedings discussed below) to resolve the IRS' amended proof of claim.

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

     The claims of former growers from Live Oak, Florida were recently settled by the Company for an amount equal to approximately $1.4 million, which is substantially less than the amount requested in the growers' proofs of claim filed in the bankruptcy proceedings. Prior to the settlement, the Company had prevailed on the growers' alleged federal and state statutory and common law claims. The sole remaining issue that we settled was related to the damage calculations of the growers' contractual claims.

15. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

     On December 15, 2010, the Company closed on the sale of the 2018 Notes. The 2018 Notes are unsecured obligations of the Company and are fully and unconditionally guaranteed on a senior unsecured basis by Pilgrim’s Pride Corporation of West Virginia, Inc., a wholly owned subsidiary of the Company (the “Guarantor”). In accordance with Rule 3-10 of Regulation S-X promulgated under the Securities Act of 1933, the following condensed consolidating financial statements present the financial position, results of operations and cash flows of the Company (referred to as “Parent” for the purpose of this note only) on a Parent-only basis, the Guarantor on a Guarantor-only basis, the combined non-Guarantor subsidiaries and elimination entries necessary to arrive at the information for the Parent, the Guarantor and non-Guarantor subsidiaries on a consolidated basis. Investments in subsidiaries are accounted for by the Company using the equity method for this presentation.

     The tables below present the condensed consolidating balance sheets as of September 23, 2012 and December 25, 2011, as well as the condensed consolidating statements of operations and cash flows for the thirteen and thirty-nine weeks ended September 23, 2012 and September 25, 2011 based on the guarantor structure.

CONDENSED CONSOLIDATING BALANCE SHEETS
September 23, 2012

		Subsidiary	Subsidiary	Eliminations/
	Parent	Guarantor	Non-Guarantors	Adjustments	Consolidation
	(In thousands)
Cash and cash equivalents	$16,958	$—	$38,072	$—	$55,030
Restricted cash and cash equivalents	—	—	4,526	—	4,526
Investment in available-for-sale securities	—	—	—	—	—
Trade accounts and other receivables, less allowance for
doubtful accounts	319,616	2,034	46,204	—	367,854
Account receivable from JBS USA, LLC	8,170	—	—	—	8,170
Inventories	840,969	26,324	111,950	—	979,243
Income taxes receivable	58,344	—	7,187	(587)	64,944
Current deferred tax assets	—	4,003	506	(4,509)	—
Prepaid expenses and other current assets	32,307	152	22,425	—	54,884
Assets held for sale	12,891	—	15,935	—	28,826
Total current assets	1,289,255	32,513	246,805	(5,096)	1,563,477
Investment in available-for-sale securities	—	—	—	—	—
Intercompany receivable	16,778	49,196	—	(65,974)	—
Investment in subsidiaries	367,872	—	—	(367,872)	—
Deferred tax assets	75,392	—	7	(4,300)	71,099
Other long-lived assets	48,418	—	180,513	(180,000)	48,931
Identified intangible assets, net	28,443	—	11,360	—	39,803
Property, plant and equipment, net	1,051,561	46,385	102,906	(3,888)	1,196,964
Total assets	$2,877,719	$128,094	$541,591	$(627,130)	$2,920,274
Accounts payable	$264,730	$10,234	$45,040	$—	$320,004
Account payable to JBS USA, LLC	6,280	—	—	—	6,280
Accrued expenses and other current liabilities	255,964	22,300	32,199	—	310,463
Income taxes payable	—	—	587	(587)	—
Current deferred tax liabilities	82,823	—	1,005	(4,509)	79,319
Current maturities of long-term debt	15,619	—	—	—	15,619
Total current liabilities	625,416	32,534	78,831	(5,096)	731,685
Long-term debt, less current maturities	1,176,127	—	—	(25,000)	1,151,127
Intercompany payable	—	—	65,974	(65,974)	—
Deferred tax liabilities	—	4,003	297	(4,300)	—
Other long-term liabilities	296,378	—	3,368	(155,000)	144,746
Total liabilities	2,097,921	36,537	148,470	(255,370)	2,027,558
Total Pilgrim’s Pride Corporation stockholders’
equity	779,798	91,557	390,073	(371,760)	889,668
Noncontrolling interest	—	—	3,048	—	3,048
Total stockholders’ equity	779,798	91,557	393,121	(371,760)	892,716
Total liabilities and stockholders’ equity	$2,877,719	$128,094	$541,591	$(627,130)	$2,920,274

CONDENSED CONSOLIDATING BALANCE SHEETS
December 25, 2011

		Subsidiary	Subsidiary	Eliminations/
	Parent	Guarantor	Non-Guarantors	Adjustments	Consolidation
	(In thousands)
Cash and cash equivalents	$13,733	$30	$27,846	$—	$41,609
Restricted cash and cash equivalents	—	—	7,680	—	7,680
Investment in available-for-sale securities	—	—	157	—	157
Trade accounts and other receivables, less allowance for
doubtful accounts	302,809	1,575	44,838	—	349,222
Account receivable from JBS USA, LLC	21,198	—	—	—	21,198
Inventories	766,227	21,144	91,723	—	879,094
Income taxes receivable	62,160	—	528	(3,621)	59,067
Current deferred tax assets	—	4,003	1,478	(5,481)	—
Prepaid expenses and other current assets	35,877	87	16,386	—	52,350
Assets held for sale	37,754	—	16,062	—	53,816
Total current assets	1,239,758	26,839	206,698	(9,102)	1,464,193
Investment in available-for-sale securities	—	—	497	—	497
Intercompany receivable	50,064	33,978	—	(84,042)	—
Investment in subsidiaries	304,395	—	—	(304,395)	—
Deferred tax assets	75,392	—	7	(4,300)	71,099
Other long-lived assets	57,460	—	180,461	(180,000)	57,921
Identified intangible assets, net	31,384	—	12,699	—	44,083
Property, plant and equipment, net	1,090,376	49,336	105,928	(3,888)	1,241,752
Total assets	$2,848,829	$110,153	$506,290	$(585,727)	$2,879,545
Accounts payable	$270,538	$13,033	$45,293	$—	$328,864
Account payable to JBS USA, LLC	11,653	—	—	—	11,653
Accrued expenses and other current liabilities	226,016	17,193	38,588	—	281,797
Income taxes payable	—	—	3,621	(3,621)	—
Current deferred tax liabilities	83,795	—	934	(5,481)	79,248
Current maturities of long-term debt	15,611	—	—	—	15,611
Total current liabilities	607,613	30,226	88,436	(9,102)	717,173
Long-term debt, less current maturities	1,433,001	—	—	(25,000)	1,408,001
Note payable to JBS USA Holdings, Inc.	50,000	—	—	—	50,000
Intercompany payable	—	—	84,042	(84,042)	—
Deferred tax liabilities	—	4,003	297	(4,300)	—
Other long-term liabilities	289,697	—	11,675	(155,431)	145,941
Total liabilities	2,380,311	34,229	184,450	(277,875)	2,321,115
Total Pilgrim’s Pride Corporation stockholders’
equity	468,518	75,924	319,022	(307,852)	555,612
Noncontrolling interest	—	—	2,818	—	2,818
Total stockholders’ equity	468,518	75,924	321,840	(307,852)	558,430
Total liabilities and stockholders’ equity	$2,848,829	$110,153	$506,290	$(585,727)	$2,879,545

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Thirteen Weeks Ended September 23, 2012

		Subsidiary	Subsidiary	Eliminations/
	Parent	Guarantor	Non-Guarantors	Adjustments	Consolidation
	(In thousands)
Net sales	$1,809,883	$71,124	$246,519	$(59,048)	$2,068,478
Cost of sales	1,741,370	64,999	215,022	(59,048)	1,962,343
Gross profit	68,513	6,125	31,497	—	106,135
Selling, general and administrative expense	37,172	—	4,610	—	41,782
Administrative restructuring charges	2,647	—	—	—	2,647
Operating income	28,694	6,125	26,887	—	61,706
Interest expense, net	25,464	—	(204)	—	25,260
Interest income	(277)	—	21	—	(256)
Foreign currency transaction losses	(33)	—	(7,668)	—	(7,701)
Miscellaneous, net	(348)	(2)	560	203	413
Income before income taxes	3,888	6,127	34,178	(203)	43,990
Income tax expense (benefit)	(3,584)	2,313	2,320	—	1,049
Income before equity in earnings of
consolidated subsidiaries	7,472	3,814	31,858	(203)	42,941
Equity in earnings of consolidated subsidiaries	39,134	—	—	(39,134)	—
Net income (loss)	46,606	3,814	31,858	(39,337)	42,941
Less: Net loss attributable to noncontrolling interest	—	—	10	—	10
Net income (loss) attributable to Pilgrim’s Pride
Corporation	$46,606	$3,814	$31,848	$(39,337)	$42,931

Comprehensive income (loss)	$41,479	$3,814	$31,858	$(39,337)	$37,814
Comprehensive loss attributable to
noncontrolling interests	—	—	10	—	10
Comprehensive income (loss) attributable to
Pilgrim's Pride Corporation	$41,479	3,814	$31,848	$(39,337)	$37,804

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Thirteen Weeks Ended September 25, 2011

		Subsidiary	Subsidiary	Eliminations/
	Parent	Guarantor	Non-Guarantors	Adjustments	Consolidation
	(In thousands)
Net sales	$1,536,794	$110,438	$309,764	$(65,772)	$1,891,224
Cost of sales	1,583,838	105,531	330,014	(65,772)	1,953,611
Operational restructuring charges	—	—	—	—	—
Gross profit (loss)	(47,044)	4,907	(20,250)	—	(62,387)
Selling, general and administrative expense	45,240	—	5,957	—	51,197
Administrative restructuring charges	4,583	—	6,889	—	11,472
Operating income (loss)	(96,867)	4,907	(33,096)	—	(125,056)
Interest expense, net	27,845	—	85	—	27,930
Interest income	—	—	(323)	—	(323)
Foreign currency transaction losses	114	—	13,811	—	13,925
Miscellaneous, net	25,645	1,125	(30,653)	155	(3,728)
Income (loss) before income taxes	(150,471)	3,782	(16,016)	(155)	(162,860)
Income tax expense (benefit)	(3,257)	1,428	1,769	—	(60)
Income (loss) before equity in earnings of
consolidated subsidiaries	(147,214)	2,354	(17,785)	(155)	(162,800)
Equity in earnings of consolidated subsidiaries	(12,217)	—	—	12,217	—
Net income (loss)	(159,431)	2,354	(17,785)	12,062	(162,800)
Less: Net income attributable to noncontrolling
interests	—	—	(284)	—	(284)
Net income (loss) attributable to Pilgrim’s
Pride Corporation	$(159,431)	$2,354	$(17,501)	$12,062	$(162,516)

Comprehensive income (loss)	$(159,431)	$2,354	$(17,785)	$12,062	$(162,800)
Comprehensive income attributable to
noncontrolling interests	—	—	(284)	—	(284)
Comprehensive income (loss) attributable to
Pilgrim's Pride Corporation	$(159,431)	$2,354	$(17,501)	$12,062	$(162,516)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Thirty-Nine Weeks Ended September 23, 2012

		Subsidiary	Subsidiary	Eliminations/
	Parent	Guarantor	Non-Guarantors	Adjustments	Consolidation
	(In thousands)
Net sales	$5,192,507	$219,464	$707,363	$(187,614)	$5,931,720
Cost of sales	4,934,941	198,081	626,023	(187,614)	5,571,431
Gross profit	257,566	21,383	81,340	—	360,289
Selling, general and administrative expense	116,726	—	14,751	—	131,477
Administrative restructuring charges	5,916	—	5	—	5,921
Operating income	134,924	21,383	66,584	—	222,891
Interest expense, net	78,234	—	196	—	78,430
Interest income	(293)	—	(593)	—	(886)
Foreign currency transaction losses	15	—	(5,432)	—	(5,417)
Miscellaneous, net	(829)	(13)	160	410	(272)
Income (loss) before income taxes	57,797	21,396	72,253	(410)	151,036
Income tax expense (benefit)	(10,671)	8,077	1,938	—	(656)
Income (loss) before equity in earnings of
consolidated subsidiaries	68,468	13,319	70,315	(410)	151,692
Equity in earnings of consolidated subsidiaries	86,879	—	—	(86,879)	—
Net income (loss)	155,347	13,319	70,315	(87,289)	151,692
Less: Net income attributable to noncontrolling
interest	—	—	230	—	230
Net income (loss) attributable to Pilgrim’s Pride
Corporation	$155,347	$13,319	$70,085	$(87,289)	$151,462

Comprehensive income (loss)	$139,195	$13,319	$70,315	$(87,289)	$135,540
Comprehensive income attributable to
noncontrolling interests	—	—	230	—	230
Comprehensive income (loss) attributable to
Pilgrim's Pride Corporation	$139,195	13,319	$70,085	$(87,289)	$135,310

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Thirty-Nine Weeks Ended September 25, 2011

		Subsidiary	Subsidiary	Eliminations/
	Parent	Guarantor	Non-Guarantors	Adjustments	Consolidation
	(In thousands)
Net sales	$4,628,071	$340,098	$954,918	$(216,697)	$5,706,390
Cost of sales	4,755,429	314,542	1,011,536	(216,697)	5,864,810
Operational restructuring charges	3,305	—	—	—	3,305
Gross profit (loss)	(130,663)	25,556	(56,618)	—	(161,725)
Selling, general and administrative expense	135,332	—	22,009	—	157,341
Administrative restructuring charges	4,583	—	6,889	—	11,472
Operating income (loss)	(270,578)	25,556	(85,516)	—	(330,538)
Interest expense, net	82,344	—	519	—	82,863
Interest income	(354)	—	(957)	—	(1,311)
Foreign currency transaction gains	(59)	—	11,294	—	11,235
Miscellaneous, net	77,401	3,477	(87,701)	587	(6,236)
Income (loss) before income taxes	(429,910)	22,079	(8,671)	(587)	(417,089)
Income tax expense (benefit)	(19,229)	8,335	4,432	—	(6,462)
Income (loss) before equity in earnings of
consolidated subsidiaries	(410,681)	13,744	(13,103)	(587)	(410,627)
Equity in earnings of consolidated subsidiaries	685	—	—	(685)	—
Net income (loss)	(409,996)	13,744	(13,103)	(1,272)	(410,627)
Less: Net income attributable to noncontrolling
interest	—	—	790	—	790
Net income (loss) attributable to Pilgrim’s Pride
Corporation	$(409,996)	$13,744	$(13,893)	$(1,272)	$(411,417)

Comprehensive income (loss)	$(411,851)	$13,744	$(13,103)	$(1,272)	$(412,482)
Comprehensive income attributable to
noncontrolling interests	—	—	790	—	790
Comprehensive income (loss) attributable to
Pilgrim's Pride Corporation	$(411,851)	13,744	$(13,893)	$(1,272)	$(413,272)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Thirty-Nine Weeks Ended September 23, 2012

		Subsidiary	Subsidiary	Eliminations/
	Parent	Guarantor	Non-Guarantors	Adjustments	Consolidation
	(In thousands)
Cash provided by operating activities	$138,384	$1,299	$16,257	$21	$155,961
Cash flows from investing activities:
Acquisitions of property, plant and equipment	(53,577)	(1,329)	(7,204)	—	(62,110)
Purchases of investment securities	(73)	—	(89)	—	(162)
Proceeds from sale or maturity of investment
securities	57	—	631	—	688
Proceeds from property sales and disposals	27,360	—	1,327	—	28,687
Cash used in investing activities	(26,233)	(1,329)	(5,335)	—	(32,897)
Cash flows from financing activities:
Payments on note payable to JBS USA Holdings, Inc.	(50,000)	—	—	—	(50,000)
Proceeds from long-term debt	595,800	—	—	—	595,800
Payments on long-term debt	(853,008)	—	—	—	(853,008)
Proceeds from sale of common stock	198,282	—	—	—	198,282
Other financing activities	—	—	21	(21)	—
Cash provided by (used in) financing activities	(108,926)	—	21	(21)	(108,926)
Effect of exchange rate changes on cash and cash equivalents	—	—	(717)	—	(717)
Increase (decrease) in cash and cash equivalents	3,225	(30)	10,226	—	13,421
Cash and cash equivalents, beginning of period	13,733	30	27,846	—	41,609
Cash and cash equivalents, end of period	$16,958	$—	$38,072	$—	$55,030

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Thirty-Nine Weeks Ended September 25, 2011

		Subsidiary	Subsidiary	Eliminations/
	Parent	Guarantor	Non-Guarantors	Adjustments	Consolidation
	(In thousands)
Cash provided by (used in) operating activities	$(127,437)	$8,249	$(9,705)	$(587)	$(129,480)
Cash flows from investing activities:
Acquisitions of property, plant and equipment	(106,526)	(8,414)	(6,929)	—	(121,869)
Purchases of investment securities	—	—	(4,536)	—	(4,536)
Proceeds from sale or maturity of investment securities	—	—	14,631	—	14,631
Proceeds from property sales and disposals	5,744	165	1,593	—	7,502
Cash used in investing activities	(100,782)	(8,249)	4,759	—	(104,272)
Cash flows from financing activities:
Proceeds from long-term debt	804,689	—	—	—	804,689
Payments on long-term debt	(669,832)	—	—	—	(669,832)
Proceeds from note payable to JBS Holdings, Inc.	50,000	—	—	—	50,000
Purchase of remaining interest in subsidiary	(2,504)	—	—	—	(2,504)
Payment of capitalized loan costs	(4,395)	—	—	—	(4,395)
Other financing activities	—	—	(693)	587	(106)
Cash provided by (used in) financing activities	177,958	—	(693)	587	177,852
Effect of exchange rate changes on cash and cash equivalents	—	—	(3,273)	—	(3,273)
Decrease in cash and cash equivalents	(50,261)	—	(8,912)	—	(59,173)
Cash and cash equivalents, beginning of period	67,685	—	38,392	—	106,077
Cash and cash equivalents, end of period	$17,424	$—	$29,480	$—	$46,904

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Description of the Company

       Pilgrim’s Pride Corporation (referred to herein as “Pilgrim’s,” “PPC,” “the Company,” “we,” “us,” “our,” or similar terms) is the second-largest chicken company in the world, with operations in the United States (“U.S.”), Mexico and Puerto Rico. Pilgrim's products are sold to foodservice, retail and frozen entrée customers. The Company's primary distribution is through retailers, foodservice distributors and restaurants throughout the United States and Puerto Rico and in the northern and central regions of Mexico. Additionally, the Company exports chicken products to approximately 105 countries. Pilgrim's fresh chicken products consist of refrigerated whole chickens, whole cut-up chickens and selected chicken parts that are either marinated or non-marinated. The Company's prepared chicken products include fully cooked, ready-to-cook and individually frozen chicken parts, strips, nuggets and patties, some of which are either breaded or non-breaded and either marinated or non-marinated. As a vertically integrated company, we control every phase of the production of our products. We operate feed mills, hatcheries, processing plants and distribution centers in 12 U.S. states, Puerto Rico and Mexico. Pilgrim's has approximately 38,000 employees and has the capacity to process more than 36 million birds per week for a total of more than 9.5 billion pounds of live chicken annually. Approximately 3,900 contract growers supply poultry for the Company's operations. As of September 23, 2012, JBS USA Holdings, Inc. (“JBS USA”), a wholly owned indirect subsidiary of Brazil-based JBS S.A., owned 75.3% of the Company's outstanding common stock.

       Pilgrim’s operates on a 52/53-week fiscal year that ends on the Sunday falling on or before December 31. The reader should assume any reference we make to a particular year (for example, 2012) in this report applies to our fiscal year and not the calendar year.

Executive Summary

       We reported net income attributable to Pilgrim’s Pride Corporation of $42.9 million, or $0.17 per diluted common share, for the thirteen weeks ended September 23, 2012 compared to a net loss attributable to Pilgrim’s Pride Corporation of $162.5 million, or $0.72 per diluted common share, for the thirteen weeks ended September 25, 2011. These operating results included gross profit of $106.1 million and gross losses of $62.4 million for the respective periods. For the thirteen weeks ended September 23, 2012 and September 25, 2011, we recognized administrative restructuring charges of $2.6 million and $11.5 million, respectively.

       We reported net income attributable to Pilgrim’s Pride Corporation of $151.5 million, or $0.61 per diluted common share, for the thirty-nine weeks ended September 23, 2012 compared to a net loss attributable to Pilgrim’s Pride Corporation of $411.4 million, or $1.83 per diluted common share, for the thirty-nine weeks ended September 25, 2011. These operating results included gross profit of $360.3 million and gross losses of $161.7 million for the respective periods. For the thirty-nine weeks ended September 23, 2012, we did not recognize any operational restructuring charges. For the thirty-nine weeks ended September 25, 2011, we recognized $3.3 million in operational restructuring charges. For the thirty-nine weeks ended September 23, 2012 and September 25, 2011, we recognized administrative restructuring charges of $5.9 million and $12.7 million, respectively.

       During the thirty-nine weeks ended September 23, 2012, $156.0 million of cash was provided by operations and during the thirty-nine weeks ended September 25, 2011, $129.5 million of cash was used in operations. At September 23, 2012, we had cash and cash equivalents totaling $55.0 million.

       Market prices for corn remained volatile during the thirteen weeks ended September 23, 2012, ranging from $5.70 per bushel to $8.49 per bushel. Market prices for soybean meal increased during the thirteen weeks ended September 23, 2012 to a high of $541.80 per ton. We believe this price volatility resulted primarily from uncertainty as to future crop yields given existing drought conditions in most of the grain-growing regions in the U.S. There can be no assurance that our feed ingredient prices will not continue to increase materially and that such increases would not negatively impact our financial position, results of operations and cash flow. The following table compares the highest and lowest prices reached on nearby futures for one bushel of corn and one ton of soybean meal during the current year and previous three years:

	Corn		Soybean Meal
	Highest Price	Lowest Price	Highest Price	Lowest Price
2012:
Third Quarter	$8.49	$5.70	$541.80	$407.50
Second Quarter	6.77	5.51	437.50	374.30
First Quarter	6.79	5.93	374.50	299.00
2011:
Fourth Quarter	6.66	5.72	332.20	273.50
Third Quarter	7.65	6.17	382.20	325.80
Second Quarter	7.99	6.40	378.50	338.00
First Quarter	7.35	5.95	391.00	340.00
2010	6.15	3.25	364.90	249.60
2009(a)	4.50	3.00	433.40	264.80

(a)       For the fifty-two weeks ended December 27, 2009.

       We purchase derivative financial instruments, specifically exchange-traded futures and options, in an attempt to mitigate price risk related to our anticipated consumption of commodity inputs such as corn, soybean meal, sorghum and natural gas. The Company’s Mexico operations will sometimes purchase foreign currency derivative financial instruments to mitigate foreign currency transaction exposure on U.S. dollar-denominated purchases. We do not designate derivative financial instruments that we purchase to mitigate commodity purchase or foreign currency transaction exposures as cash flow hedges; therefore, we recognize changes in the fair value of these derivative financial instruments immediately in earnings. During the thirteen weeks ended September 23, 2012 and September 25, 2011, we recognized $5.9 million and $34.4 million in net gains, respectively, related to changes in the fair values of our derivative financial instruments. During the thirty-nine weeks ended September 23, 2012 and September 25, 2011, we recognized $3.7 million and $60.8 million in net gains, respectively, related to changes in the fair value of its derivative financial instruments.

       Market prices for chicken products are currently at levels sufficient to offset the higher costs of feed ingredients. There can be no assurance that chicken prices will not decrease due to such factors as competition from other proteins and substitutions by consumers of non-protein foods because of uncertainty surrounding the general economy and unemployment.

       From time to time, we incur costs to implement exit or disposal efforts for specific operations. These exit or disposal plans focus on various aspects of operations, including closing and consolidating certain processing facilities, rationalizing headcount and aligning operations in the most strategic and cost-efficient structure. During the thirteen weeks ended September 23, 2012, we recognized total costs of $2.8 million, which included inventory valuation costs of $0.2 million and other costs of $2.6 million, related to exit or disposal efforts. During the thirteen weeks ended September 25, 2011, we recognized total costs of $11.2 million, which included asset impairment costs of $8.8 million, employee-related costs of $0.7 million and other costs of $1.7 million, related to exit or disposal efforts. During the thirty-nine weeks ended September 23, 2012, we recognized total costs of $6.2 million, which included asset impairment costs of $1.3 million inventory valuation costs of $0.2 million, employee-related costs of $0.1 million and other costs of $4.6 million, related to exit or disposal efforts. During the thirty-nine weeks ended September 25, 2011, we recognized total costs of $16.4 million, which included asset impairment costs of $13.4 million, employee-related costs of $1.3 million and other costs of $1.7 million in facility closure costs, related to exit or disposal efforts. We expect to incur additional costs related to ongoing exit or disposal efforts totaling $5.5 million.

       We continue to review and evaluate various restructuring and other alternatives to streamline our operations, improve efficiencies and reduce costs. Such initiatives may include selling assets, consolidating operations and functions, employee relocation and voluntary and involuntary employee separation programs. Any such actions may require us to obtain the pre-approval of the lenders under our credit facilities. In addition, such actions will subject us to additional short-term costs, which may include asset impairment charges, lease commitment costs, employee retention and severance costs and other costs. Certain of these activities may have a disproportionate impact on our income relative to the cost savings.

       On November 18, 2011, we sold certain real property, inventory, equipment, accounts receivable and other assets related to our distribution business to JBS USA, LLC and JBS Trading International, Inc., each an indirect wholly owned subsidiary of JBS USA. On December 2, 2011, we sold certain real property, inventory, livestock, equipment, accounts receivable and other assets related to our pork business to Swift Pork Company, an indirect wholly owned subsidiary of JBS USA. Our distribution business generated net income of $6.2 million on net sales of $251.9 million during the thirty-nine weeks ended September 25, 2011. Our pork business incurred a net loss of $0.1 million on net sales of $24.4 million during the thirty-nine weeks ended September 25, 2011.

       On August 10, 2012, we sold certain real property, inventory, equipment, and other assets related to our commercial egg business to Cal-Maine Foods, Inc. Our commercial egg business incurred a net loss of $1.6 million on net sales of $3.1 million and a net loss of $0.8 million on net sales of $7.1 million during the thirteen weeks ended September 23, 2012 and September 25, 2011, respectively. Our commercial egg business incurred a net loss of $3.2 million on net sales of $17.8 million and a net loss of $2.1 million on net sales of $19.9 million in the thirty-nine weeks ended September 23, 2012 and September 25, 2011, respectively.

       In January 2012, Pilgrim's commenced a stock rights offering (the “Rights Offering”) for stockholders of record as of January 17, 2012 (the “Record Date”). The basic subscription privilege gave stockholders the option to purchase 0.2072 shares of Pilgrim's common stock, rounded up to the next largest whole number, at a subscription price of $4.50 per share for each share of Pilgrim's common stock they owned as of the Record Date. The multiplier was determined by dividing the 44,444,444 shares being offered in the Rights Offering by the total number of shares owned by all stockholders on the Record Date. Those stockholders that exercised their basic subscription privilege in full also received an over-subscription privilege that afforded them the opportunity to purchase additional shares at the subscription price of $4.50 per share from a pool of the shares left over had all stockholders not elected to exercise their basic subscription privileges in full. JBS USA committed to participate in the Rights Offering and exercise its basic and over-subscription privileges in full. The last day a stockholder could exercise either their basic subscription rights or their over-subscription rights was February 29, 2012. On March 7, 2012, the Company issued 44,444,444 shares of common stock to stockholders that exercised their basic subscription privileges and over-subscription privileges under the Rights Offering. Gross proceeds received under the Rights Offering totaled $200.0 million. The Company incurred costs directly attributable to the Rights Offering of $1.7 million that it deferred and charged against the proceeds of the Rights Offering in Additional Paid-in Capital on the Condensed Consolidated Balance Sheet. The Company used the net proceeds of $198.3 million for additional working capital to improve its capital position and for general corporate purposes. Pilgrim's also used a portion of the net proceeds to repay the outstanding principal amount of $50.0 million, plus accrued interest, of its subordinated debt owed to JBS USA and to repay indebtedness under the U.S. Credit Facility (as defined below).

       Trade authorities in Mexico, the top international market for U.S. chicken in recent years, recently completed an investigation of U.S. producers over dumping complaints lodged by certain Mexican chicken processors. These Mexican chicken processors alleged U.S. producers sold chicken legs and thighs on the Mexican market below their cost of production in 2010. On August 6, 2012, the Mexican government issued final resolutions imposing duties on Pilgrim's and certain other U.S. chicken producers. Mexico will impose a duty of approximately 25% on chicken legs and thighs exported by Pilgrim’s and three other U.S. exporters and duties of approximately 127% on chicken legs and thighs exported by all other U.S. companies from the U.S. to Mexico. However, the Mexican government has postponed the imposition of these duties until conditions in Mexico’s domestic chicken market resulting from the outbreak of H7N3 avian influenza in the Mexican state of Jalisco are normalized. On September 3, 2012, Pilgrim’s and certain other U.S. producers filed a request with the NAFTA Secretariat for a panel review of Mexico’s decision. Management does not believe that these duties, when imposed, will materially impact Pilgrim's financial position, results of operations or cash flow.

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

Results of Operations

Thirteen Weeks Ended September 23, 2012 Compared to Thirteen Weeks Ended September 25, 2011

       Net sales. Net sales generated in the thirteen weeks ended September 23, 2012 increased $177.3 million, or 9.4%, from net sales generated in the thirteen weeks ended September 25, 2011. The following table provides net sales information:

	Thirteen	Change from
	Weeks Ended	Thirteen Weeks Ended
	September 23,	September 25, 2011
Sources of net sales	2012	Amount	Percent
	(In thousands, except percent data)
United States	$1,850,934	$152,755	9.0%	(a)
Mexico	217,544	24,499	12.7%	(b)
Total net sales	$2,068,478	$177,254	9.4%

(a)	U.S. net sales generated in the thirteen weeks ended September 23, 2012 increased $152.8 million, or 9.0%, from U.S. net sales generated in the thirteen weeks ended September 25, 2011 primarily because of the increased net revenue per pound sold. Increased net revenue per pound sold, which resulted primarily from an increase in market prices, contributed $128.6 million, or 7.6 percentage points, to the revenue increase. An increase in volume contributed $24.2 million, or 1.4 percentage points, to the revenue increase. The disposed distribution and pork businesses generated net sales of $86.1 million during the thirteen weeks ended September 25, 2011. Included in U.S. net sales generated during the thirteen weeks ended September 23, 2012 and September 25, 2011 were net sales to JBS USA, LLC totaling $58.5 million and $27.1 million, respectively.

(b)	Mexico net sales generated in the thirteen weeks ended September 23, 2012 increased $24.5 million, or 12.7%, from Mexico net sales generated in the thirteen weeks ended September 25, 2011. An increase in unit sales volume, which resulted primarily from higher customer demand, contributed $8.4 million or 4.6 percentage points to the revenue increase. An increase in sales price primarily due to the movement in the exchange rate between the Mexican peso and the U.S. dollar, contributed $16.1 million, or 8.8 percentage points. Other factors affecting the increase in Mexico net sales were immaterial.

     Gross profit (loss). Gross profit (loss) increased by $168.5 million, or 270.1%, from a loss of $62.4 million generated in the thirteen weeks ended September 25, 2011 to a profit of $106.1 million incurred in the thirteen weeks ended September 23, 2012. The following tables provide information regarding gross profit and cost of sales information:

	Thirteen	Change from		Percent of Net Sales
	Weeks Ended	Thirteen Weeks Ended		Thirteen Weeks Ended
	September 23,	September 25, 2011		September 23,	September 25,
Components of gross profit	2012	Amount	Percent	2012	2011
	In thousands, except percent data
Net sales	$2,068,478	$177,254	9.4%	100.0%	100.0%
Cost of sales	1,962,343	8,732	0.4%	94.9%	103.3%	(a)(b)
Gross profit	$106,135	$168,522	270.1%	5.1%	(3.3)%

	Thirteen	Change from
	Weeks Ended	Thirteen Weeks Ended
	September 23,	September 25, 2011
Sources of gross profit	2012	Amount	Percent
	(In thousands, except percent data)
United States	$78,385	$146,267	215.5%	(a)
Mexico	27,750	22,255	405.0%	(b)
Total gross profit	$106,135	$168,522	270.1%

	Thirteen	Change from
	Weeks Ended	Thirteen Weeks Ended
	September 23,	September 25, 2011
Sources of cost of sales	2012	Amount	Percent
	(In thousands, except percent data)
United States	$1,772,550	$6,489	0.4%	(a)
Mexico	189,793	2,243	1.2%	(b)
Total cost of sales	$1,962,343	$8,732	0.4%

(a)	Cost of sales incurred by the U.S. operations during the thirteen weeks ended September 23, 2012 increased $6.5 million, or 0.4%, from cost of sales incurred by the U.S. operations during the thirteen weeks ended September 25, 2011. Live production costs, which increased primarily because of higher feed ingredient costs, contributed $108.0 million or 6.1 percentage points to the increase in cost of sales. The increase in cost of sales was partially offset by the disposal of the distribution and pork businesses, the October 2011 closing of our Dallas facility and decreased depreciation. Our distribution and pork businesses recognized aggregate cost of sales for the thirteen weeks ended September 25, 2011 of $76.8 million. The elimination of these costs contributed 4.3 percentage points to the decrease in cost of sales. The closing of our Dallas plant contributed $16.8 million, or 1.0 percentage points, to the decrease in cost of sales. Lower depreciation costs contributed $15.1 million, or 0.9 percentage points, to the decrease in cost of sales. Other factors affecting cost of sales were immaterial.
(b)	Cost of sales incurred by the Mexico operations during the thirteen weeks ended September 23, 2012 increased $2.2 million, or 1.2%, from cost of sales incurred by the Mexico operations during the thirteen weeks ended September 25, 2011. Feed costs contributed $22.6 million, or 12.0 percentage points and sales volume contributed $5.2, or 2.8 percentage points, to the increase in cost of sales. Decreased overhead costs and foreign currency translation partially offset the increase by $11.6 million and $13.9 million, respectively.

     Operating income (loss). Operating income (loss) changed by $186.8 million, or 149.3%, from a loss of $125.1 million generated in the thirteen weeks ended September 25, 2011 to income of $61.7 million generated in the thirteen weeks ended September 23, 2012. The following tables provide information regarding operating income, SG&A expense and administrative restructuring charges:

	Thirteen	Change from		Percent of Net Sales
	Weeks Ended	Thirteen Weeks Ended		Thirteen Weeks Ended
	September 23,	September 25, 2011		September 23,	September 25,
Components of operating income	2012	Amount	Percent	2012	2011
	(In thousands, except percent data)
Gross profit	$106,135	$168,522	270.1%	5.1%	(3.3)%
SG&A expense	41,782	(9,415)	(18.4)%	2.0%	2.7%	(a)(b)
Administrative restructuring charges	2,647	(8,825)	(76.9)%	0.1%	0.6%	(c)
Operating income	$61,706	$186,762	149.3%	3.0%	(6.6)%

	Thirteen	Change from
	Weeks Ended	Thirteen Weeks Ended
	September 23,	September 25, 2011
Sources of operating income	2012	Amount	Percent
	(In thousands, except percent data)
United States	$37,827	$164,434	129.9%
Mexico	23,879	22,328	1,439.6%
Total operating income	$61,706	$186,762	149.3%

	Thirteen	Change from
	Weeks Ended	Thirteen Weeks Ended
	September 23,	September 25, 2011
Sources of SG&A expense	2012	Amount	Percent
	(In thousands, except percent data)
United States	$37,910	$(9,342)	(19.8)%	(a)
Mexico	3,872	(73)	(1.9)%	(b)
Total SG&A expense	$41,782	$(9,415)	(18.4)%

	Thirteen	Change from
	Weeks Ended	Thirteen Weeks Ended
	September 23,	September 25, 2011
Sources of administrative restructuring charges	2012	Amount	Percent
	(In thousands, except percent data)
United States	$2,647	$(8,825)	(76.9)%	(c)
Mexico	—	—	— %
Total administrative restructuring charges	$2,647	$(8,825)	(76.9)%

(a)	SG&A expense incurred by the U.S. operations during the thirteen weeks ended September 23, 2012 decreased $9.3 million, or 19.8%, from SG&A expense incurred by the U.S. operations during the thirteen weeks ended September 25, 2011 primarily because of (i) a $4.6 million decrease from the same period in the prior year in salaries and wages, (ii) a $1.1 million decrease from the same period in the prior year in property tax expenses, (iii) a $0.9 million decrease from the same period in the prior year in depreciation and amortization, (iv) a $0.8 million decrease from the same period in the prior year in outside services and professional fees and (v) a decrease of $0.5 million from the same period in the prior year in brokerage expenses. Other factors affecting SG&A expense were immaterial.
(b)	SG&A expense incurred by the Mexico operations during the thirteen weeks ended September 23, 2012 decreased $0.1 million, or 1.9%, from SG&A expense incurred by the Mexico operations during the thirteen weeks ended September 25, 2011. Factors affecting SG&A expense were immaterial.
(c)	Administrative restructuring charges incurred during the thirteen weeks ended September 23, 2012 decreased $8.8 million from administrative restructuring charges incurred during the thirteen weeks ended September 25, 2011. During the thirteen weeks ended September 23, 2012, we incurred administrative restructuring charges composed of charges related to other restructuring activities totaling $0.6 million and $2.0 million related to the scrapping of certain unused or obsolete assets. During the thirteen weeks ended September 25, 2011, the Company incurred administrative restructuring charges composed of (i) noncash impairment charges of $8.8 million, (ii) a $1.6 million loss on egg sales and flock depletion and (iii) $1.0 million of charges related to severance.

     Net interest expense. Net interest expense decreased 9.4% to $25.0 million recognized in the thirteen weeks ended September 23, 2012 from $27.6 million recognized in the thirteen weeks ended September 25, 2011. This resulted primarily from a $4.7 million decrease on long term debt interest expense due to lower average borrowings. This decrease was partially offset by an increase of $0.6 million in costs associated with the letters of credit JBS USA has arranged on its account and a higher weighted average interest rate compared to the same period in the prior year. Average borrowings decreased from $1.52 billion in the thirteen weeks ended September 25, 2011 to $1.20 billion in the thirteen weeks ended September 23, 2012. The weighted average interest rate recognized increased from 6.67% in the thirteen weeks ended September 25, 2011 to 7.01% in the thirteen weeks ended September 23, 2012.

     Income taxes. The Company recognized income tax expense of $1.0 million for the thirteen weeks ended September 23, 2012 compared to an income tax benefit of $0.06 million for the thirteen weeks ended September 25, 2011. The income tax expense reported for the thirteen weeks ended September 23, 2012 was primarily the result of the tax expense recorded on the Company's earnings in the current period, offset by a decrease in reserves for unrecognized tax benefits and a decrease in valuation allowance as a result of earnings in the current period. The income tax benefit reported for the thirteen weeks ended September 25, 2011 was primarily the result of the tax benefit recorded on the Company's loss for the thirteen weeks ended September 25, 2011 that was expected to be realized, offset by tax expense for items originating in the prior year and an increase in reserves for unrecognized tax benefits.

Thirty-Nine Weeks Ended September 23, 2012 Compared to Thirty-Nine Weeks Ended September 25, 2011

     Net sales. Net sales generated in the thirty-nine weeks ended September 23, 2012 increased $225.3 million, or 3.9%, from net sales generated in the thirty-nine weeks ended September 25, 2011. The following table provides net sales information:

	Thirty-Nine	Change from
	Weeks Ended	Thirty-Nine Weeks Ended
	September 23,	September 25, 2011
Sources of net sales	2012	Amount	Percent
	(In thousands, except percent data)
United States	$5,312,278	$178,985	3.5%	(a)
Mexico	619,442	46,345	8.1%	(b)
Total net sales	$5,931,720	$225,330	3.9%

(a)	U.S. net sales generated in the thirty-nine weeks ended September 23, 2012 increased $179.0 million, or 3.5%, from U.S. net sales generated in the thirty-nine weeks ended September 25, 2011 primarily because of an increase in the net revenue per pound sold partially offset by a decrease in pounds sold. Increased net revenue per pound sold, which resulted primarily from an increase in market prices, contributed $331.5 million, or 6.5 percentage points, to the revenue increase. The decrease in pounds sold, which resulted in part from the fourth quarter 2011 disposals of our distribution and pork businesses, partially offset the increase in revenue per pound sold by $152.5 million or 3.0 percentage points. The disposed distribution and pork businesses generated net sales of $276.3 million during the thirty-nine weeks ended September 25, 2011. Included in U.S. net sales generated during the thirty-nine weeks ended September 23, 2012 and September 25, 2011 were net sales to JBS USA, LLC totaling $177.9 million and $68.9 million, respectively.
(b)	Mexico net sales generated in the thirty-nine weeks ended September 23, 2012 increased $46.3 million, or 8.1%, from Mexico net sales generated in the thirty-nine weeks ended September 25, 2011. An increase in unit sales volume, which resulted primarily from higher customer demand, contributed $40.1 million, or 7.0 percentage points, to the revenue increase. An increase in net revenue per pound sold, which resulted primarily from favorable movement in the exchange rate between the Mexican peso and the U.S. dollar, contributed $6.2 million, or 1.1 percentage points, to the period's revenue increase. Other factors affecting the increase in Mexico net sales were immaterial.

     Gross profit (loss). Gross profit (loss) increased by $522.0 million, or 322.8%, from a loss of $161.7 million generated in the thirty-nine weeks ended September 25, 2011 to a profit of $360.3 million incurred in the thirty-nine weeks ended September 23, 2012. The following tables provide information regarding gross profit and cost of sales information:

	Thirty-Nine	Change from		Percent of Net Sales
	Weeks Ended	Thirty-Nine Weeks Ended		Thirty-Nine Weeks Ended
	September 23,	September 25, 2011		September 23,	September 25,
Components of gross profit	2012	Amount	Percent	2012	2011
	In thousands, except percent data
Net sales	$5,931,720	$225,330	3.9%	100.0%	100.0%
Cost of sales	5,571,431	(293,379)	(5.0)%	93.9%	102.8%	(a)(b)
Operational restructuring charges	—	(3,305)	—%	—%	0.1%	(c)
Gross profit	$360,289	$522,014	322.8%	6.1%	(2.9)%

	Thirty-Nine	Change from
	Weeks Ended	Thirty-Nine Weeks Ended
	September 23,	September 25, 2011
Sources of gross profit	2012	Amount	Percent
	(In thousands, except percent data)
United States	$288,575	$472,557	256.8%	(a)
Mexico	71,714	49,457	222.2%	(b)
Total gross profit	$360,289	$522,014	322.8%

	Thirty-Nine	Change from
	Weeks Ended	Thirty-Nine Weeks Ended
	September 23,	September 25, 2011
Sources of cost of sales	2012	Amount	Percent
	(In thousands, except percent data)
United States	$5,023,704	$(290,266)	(5.5)%	(a)
Mexico	547,727	(3,113)	(0.6)%	(b)
Total cost of sales	$5,571,431	$(293,379)	(5.0)%

	Thirty-Nine	Change from
	Weeks Ended	Thirty-Nine Weeks Ended
	September 23,	September 25, 2011
Sources of operational restructuring charges	2012	Amount	Percent
	(In thousands, except percent data)
United States	$—	$(3,305)	—%	(c)
Mexico	—	—	—%
Total cost of sales	$—	$(3,305)	—%

(a)	Cost of sales incurred by the U.S. operations during the thirty-nine weeks ended September 23, 2012 decreased $290.3 million, or 5.5%, from cost of sales incurred by the U.S. operations during the thirty-nine weeks ended September 25, 2011 primarily because of our first quarter 2011 focused inventory reduction efforts, the fourth quarter 2011 disposals of our distribution and pork businesses, the October 2011 closure of our Dallas facility and decreased depreciation. Our focused inventory reduction efforts during the thirty-nine weeks ended September 25, 2011 contributed $141.0 million, or 2.7 percentage points, of the decrease in cost of sales. Our distribution and pork businesses recognized aggregate cost of sales for the thirty-nine weeks ended September 25, 2011 of $247.5 million. The elimination of these costs contributed 4.7 percentage points to the decrease in cost of sales. The closing of our Dallas plant contributed $65.9 million, or 1.2 percentage points, to the decrease in cost of sales. Lower depreciation costs contributed $45.3 million, or 0.9 percentage points, to the decrease in cost of sales. Increases in feed ingredients partially offset the impact of the factors listed above on the cost of sales comparison by $147.6 million, or 2.8 percentage points. Other factors affecting cost of sales were immaterial.
(b)	Cost of sales incurred by the Mexico operations during the thirty-nine weeks ended September 23, 2012 decreased $3.1 million, or 0.6%, from cost of sales incurred by the Mexico operations during the thirty-nine weeks ended September 25, 2011. Foreign currency translation contributed $55.5 million, or 10.1 percentage points, to the decrease in cost of sales and overhead costs contributed $19.5 million, or 3.5 percentage points, to the decrease in cost of sales. Increased sales volume and feed costs partially offset the decrease by $34.3 million and $37.6 million, respectively.
(c)	During the thirty-nine weeks ended September 25, 2011, we incurred noncash impairment charges of $3.3 million that were recognized as operational restructuring charges.

     Operating income (loss). Operating income (loss) changed by $553.4 million, or 167.4%, from a loss of $330.5 million generated in the thirty-nine weeks ended September 25, 2011 to income of $222.9 million generated in the thirty-nine weeks ended September 23, 2012. The following tables provide information regarding operating income, SG&A expense and administrative restructuring charges:

	Thirty-Nine	Change from		Percent of Net Sales
	Weeks Ended	Thirty-Nine Weeks Ended		Thirty-Nine Weeks Ended
	September 23,	September 25, 2011		September 23,	September 25,
Components of operating income	2012	Amount	Percent	2012	2011
	(In thousands, except percent data)
Gross profit	$360,289	$522,014	322.8%	6.1%	(2.9)%
SG&A expense	131,477	(24,596)	(15.8)%	2.2%	2.8%	(a)(b)
Administrative restructuring charges	5,921	(6,819)	(53.5)%	0.1%	—%	(c)
Operating income	$222,891	$553,429	167.4%	3.8%	(5.7)%

	Thirty-Nine	Change from
	Weeks Ended	Thirty-Nine Weeks Ended
	September 23,	September 25, 2011
Sources of operating income	2012	Amount	Percent
	(In thousands, except percent data)
United States	$162,973	$501,296	148.2%
Mexico	59,918	52,133	669.7%
Total operating income	$222,891	$553,429	167.4%

	Thirty-Nine	Change from
	Weeks Ended	Thirty-Nine Weeks Ended
	September 23,	September 25, 2011
Sources of SG&A expense	2012	Amount	Percent
	(In thousands, except percent data)
United States	$119,680	$(21,921)	(15.5)%	(a)
Mexico	11,797	(2,675)	(18.5)%	(b)
Total SG&A expense	$131,477	$(24,596)	(15.8)%

	Thirty-Nine	Change from
	Weeks Ended	Thirty-Nine Weeks Ended
	September 23,	September 25, 2011
Sources of administrative restructuring charges	2012	Amount	Percent
	(In thousands, except percent data)
United States	$5,921	$(6,819)	(53.5)%	(c)
Mexico	—	—	—%
Total administrative restructuring charges	$5,921	$(6,819)	(53.5)%

(a)	SG&A expense incurred by the U.S. operations during the thirty-nine weeks ended September 23, 2012 decreased $21.9 million, or 15.5%, from SG&A expense incurred by the U.S. operations during the thirty-nine weeks ended September 25, 2011 primarily because of (i) a $7.0 million decrease from the same period in the prior year in professional fees and outside services, (ii) a $4.0 million decrease from the same period in the prior year in salaries and wages, (iii) a decrease of $2.7 million from the same period in the prior year in brokerage expenses, (iv) a decrease of $2.4 million from the same period in the prior year in insurance expenses and (v) a decrease of $1.7 million from the same period in the prior year in depreciation and amortization expenses. Other factors affecting SG&A expense were immaterial.
(b)	SG&A expense incurred by the Mexico operations during the thirty-nine weeks ended September 23, 2012 decreased $2.7 million, or 18.5%, from SG&A expense incurred by the Mexico operations during the thirty-nine weeks ended September 25, 2011 primarily because of decreased expenses related to salaries and wages of $0.5 million and professional fees of $ 0.7 million. Foreign currency translation accounted for a decrease of $1.2 million of the decrease in SG&A expense. Other factors affecting SG&A expense were immaterial.
(c)	Administrative restructuring charges incurred during the thirty-nine weeks ended September 23, 2012 decreased $6.8 million from administrative restructuring charges incurred during the thirty-nine weeks ended September 25, 2011. During the thirty-nine weeks ended September 23, 2012, we incurred administrative restructuring charges composed of (i) noncash impairment charges of $1.3 million, (ii) a $0.6 million loss on egg sales and flock depletion and (iii) charges related to other restructuring activities totaling $4.0 million. During the thirty-nine weeks ended September 25, 2011, the Company incurred administrative restructuring charges composed of (i) noncash impairment charges of $8.8 million, (ii) a $1.6 million loss on egg sales and flock depletion and (iii) $1.0 million of charges related to severance.

     Net interest expense. Net interest expense decreased 4.9% to $77.5 million recognized in the thirty-nine weeks ended September 23, 2012 from $81.6 million recognized in the thirty-nine weeks ended September 25, 2011. This resulted primarily from a $7.7 million decrease on long term debt interest expense due to lower average borrowings. This decrease was partially offset by an increase of $1.8 million in costs associated with the letters of credit JBS USA has arranged on its account and a higher weighted average interest rate compared to the same period in the period year. Average borrowings decreased from $1.48 billion in the thirty-nine weeks ended September 25, 2011 to $1.27 billion in the thirty-nine weeks ended September 23, 2012. The weighted average interest rate recognized increased from 6.71% in the thirty-nine weeks ended September 25, 2011 to 6.95% in the thirty-nine weeks ended September 23, 2012.

     Income taxes. The Company recognized an income tax benefit of $0.7 million for the thirty-nine weeks ended September 23, 2012 compared to an income tax benefit of $6.5 million for the thirty-nine weeks ended September 25, 2011. The income tax benefit reported for the thirty-nine weeks ended September 23, 2012 was primarily the result of a decrease in reserves for unrecognized tax benefits and a decrease in valuation allowance as a result of year-to-date earnings, offset by the tax expense recorded on the Company's year-to-date income. The income tax benefit reported for the thirty-nine weeks ended September 25, 2011 was primarily the result of the tax benefit recorded on the Company's year-to-date loss that was expected to be realized, partially offset by tax expense for items originating in the prior year and an increase in reserves for unrecognized tax benefits.

Liquidity and Capital Resources

     The following table presents our available sources of liquidity as of September 23, 2012:

	Facility	Amount	Amount
Source of Liquidity	Amount	Outstanding	Available
	(In millions)
Cash and cash equivalents			$55.0
Borrowing arrangements:
U.S. Credit Facility	$700.0	$101.8	573.6	(a)
Mexico Credit Facility	42.9	—	42.9	(b)

(a)	Actual borrowings by the Company under the U.S. Credit Facility are subject to a borrowing base, which is a formula based on certain eligible inventory and eligible receivables. The borrowing base in effect at September 23, 2012 was $700.0 million. Availability under the U.S. Credit Facility is also reduced by the Company’s outstanding standby letters of credit. Standby letters of credit outstanding at September 23, 2012 totaled $24.6 million.
(b)	Under the Mexico Credit Facility, if (i) any default or event of default has occurred and is continuing or (ii) the quotient of the borrowing base divided by the outstanding loans and letters of credit (the “Collateral Coverage Ratio”) under the Mexico Credit Facility is less than 1.25 to 1.00, the loans and letters of credit under the Mexico Credit Facility will be subject to, and cannot exceed, a borrowing base. The borrowing base is a formula based on accounts receivable, inventory, prepaid assets, net cash under the control of the administrative agent and up to 150.0 million Mexican pesos of fixed assets of the loan parties. The borrowing base formula will be reduced by trade payables of the loan parties. After the borrowing base requirement is in effect, it would terminate upon the earlier of (i) the Collateral Coverage Ratio exceeding 1.25 to 1.00 as of the latest measurement period for 60 consecutive days or (ii) the borrowing availability under the Mexico Credit Facility being equal to or greater than the greater of 20% of the revolving commitments under the Mexico Credit Facility and 100.0 million Mexican pesos for a period of 60 consecutive days.

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

Senior and Subordinated Notes

     At September 23, 2012, the Company had an aggregate principal balance of $500.0 million of 7 ⅞% Senior Notes due 2018 (the “2018 Notes”) outstanding that are registered under the Securities Act of 1933. The 2018 Notes are unsecured obligations of the Company and are guaranteed by one of the Company’s subsidiaries. Interest is payable on December 15 and June 15 of each year, commencing on June 15, 2011. Additionally, the Company had an aggregate principal balance of $3.9 million of 7 ⅝% senior unsecured notes, 8 ⅜% senior subordinated unsecured notes and 9 ¼% senior unsecured notes outstanding at September 23, 2012.

     On June 23, 2011, the Company entered into a Subordinated Loan Agreement with JBS USA (the “Subordinated Loan Agreement”), which provided an aggregate commitment of $100.0 million. On June 23, 2011, JBS USA made a term loan to the Company in the principal amount of $50.0 million. Pursuant to the terms of the Subordinated Loan Agreement, the Company has agreed to reimburse JBS USA up to $56.5 million for potential draws upon letters of credit issued for JBS USA's account that support certain obligations of the Company or its subsidiaries. On December 16, 2011, the Company and JBS USA executed an amendment to the Subordinated Loan Agreement that, among other things, provided that if the Company consummated a stock rights offering (the “Rights Offering”) that allowed stockholders of record as of January 17, 2012 to purchase an aggregate 44,444,444 shares of the Company's common stock on or before March 24, 2012, the loan commitment under the Subordinated Loan Agreement would be terminated. The Company consummated the Rights Offering on February 29, 2012. Further, under the U.S. Credit Facility (as defined below), following the consummation of the Rights Offering, (i) the Company, at its option, was permitted to prepay the outstanding $50.0 million term loan under the Subordinated Loan Agreement and (ii) the existing commitment of JBS USA to make an additional $50.0 million term loan to the Company under the Subordinated Loan Agreement would be terminated. On March 7, 2012, the Company repaid the outstanding $50.0 million term loan under the Subordinated Loan Agreement, plus accrued interest, with proceeds received from the Rights Offering and the remaining commitment to make loans under the Subordinated Loan Agreement was terminated.

     JBS USA agreed to arrange for letters of credit to be issued on its account in the amount of $56.5 million to an insurance company serving the Company in order to allow that insurance company to return cash it held as collateral against potential workers compensation, auto and general liability claims. In return for providing this letter of credit, the Company reimburses JBS USA for the letter of credit costs the Company would otherwise incur under its U.S. Credit Facility (as defined below). In the thirteen weeks ended September 23, 2012, the Company reimbursed JBS USA $0.6 million for letter of credit costs incurred from November 2011 through May 2012. As of September 23, 2012, the Company has accrued an obligation of $0.2 million to reimburse JBS USA for letter of credit costs incurred on its behalf.

U.S. Credit Facility

     Pilgrim’s and certain of its subsidiaries have entered into a credit agreement (the “U.S. Credit Facility”) with CoBank ACB, as administrative agent and collateral agent, and other lenders party thereto, which currently provides a $700.0 million revolving credit facility and a Term B facility. The U.S. Credit Facility also includes an accordion feature that allows us, at any time, to increase the aggregate revolving loan commitment by up to an additional $100.0 million and to increase the aggregate Term B loans commitment by up to an additional $400.0 million, in each case subject to the satisfaction of certain conditions, including an aggregate limit on all commitments under the U.S. Credit Facility of $1.85 billion. On April 22, 2011, we increased the amount of the sub-limit for swingline loans under the U.S. Credit Facility to $100.0 million. The revolving loan commitment and the Term B loans will mature on December 28, 2014.

     On December 28, 2009, the Company paid loan costs totaling $50.0 million related to the U.S. Credit Facility that it recognized as an asset on its balance sheet. The Company amortizes these capitalized costs to interest expense over the life of the U.S. Credit Facility.

     Subsequent to the end of each fiscal year, a portion of our cash flow must be used to repay outstanding principal amounts under the Term B loans. In April 2011, the Company paid approximately $46.3 million of its excess cash flow from 2010 toward the outstanding principal under the Term B loans. After giving effect to this prepayment and other prepayments of the Term B loans, the Term B loans must be repaid in 16 quarterly installments of approximately $3.9 million beginning on April 15, 2011, with the final installment due on December 28, 2014. The Company did not have excess cash flow from 2011 to be applied toward the outstanding principal under the Term B loans. The U.S. Credit Facility also requires us to use the proceeds we receive from certain asset sales and specified debt or equity issuances and upon the occurrence of other events to repay outstanding borrowings under the U.S. Credit Facility. The cash proceeds received by the Company from the Rights Offering were not subject to this requirement. On September 23, 2012, a principal amount of $563.0 million under the Term B loans commitment was outstanding.

     Actual borrowings by the Company under the revolving credit commitment component of the U.S. Credit Facility are subject to a borrowing base, which is a formula based on certain eligible inventory, eligible receivables and restricted cash under the control of CoBank ACB. As of September 23, 2012, the applicable borrowing base was $700.0 million, the amount available for borrowing under the revolving loan commitment was $573.6 million and outstanding borrowings and letters of credit under the revolving loan commitment were $101.8 million and $24.6 million, respectively.

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

Mexico Credit Facility

     On October 19, 2011, Avícola Pilgrim's Pride de México, S.A. de C.V. , Pilgrim's Pride S. de R.L. de C.V. and certain Mexican subsidiaries entered into an amended and restated credit agreement (the “Mexico Credit Facility”) with ING Bank (México), S.A. Institución de Banca Múltiple, ING Grupo Financiero, as lender and ING Capital LLC, as administrative agent. The Mexico Credit Facility has a final maturity date of September 25, 2014. The Mexico Credit Facility is secured by substantially all of the assets of the Company's Mexico subsidiaries. As of September 23, 2012, the U.S. dollar-equivalent of the loan commitment under the Mexico Credit Facility was $42.9 million. There were no outstanding borrowings under the Mexico Credit Facility at September 23, 2012.

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

Historical Flow of Funds

     Cash provided by operating activities was $156.0 million for the thirty-nine weeks ended September 23, 2012 and cash used in operating activities was $129.5 million for the thirty-nine weeks ended September 25, 2011. The increase in cash flows provided by operating activities was primarily from net income of $151.7 million for the thirty-nine weeks ended September 23, 2012 as compared to a net loss of $410.6 million for the thirty-nine weeks ended September 25, 2011.

     Our working capital position, which we define as current assets less current liabilities, increased $84.8 million to $831.8 million and a current ratio of 2.14 at September 23, 2012 compared to $747.0 million and a current ratio of 2.04 at December 25, 2011. The increase in working capital was caused by the generation of cash from operations.

     Trade accounts and other receivables increased $5.6 million, or 1.5%, to $376.0 million at September 23, 2012 from $370.4 million at December 25, 2011. The change in trade accounts and other receivables was immaterial when compared to the balance at December 25, 2011.

     Inventories increased $100.1 million, or 11.4%, to $979.2 million at September 23, 2012 from $879.1 million at December 25, 2011. The change in inventories was primarily due to increases in live chicken and feed ingredients costs.

     Prepaid expenses and other current assets increased $2.5 million, or 4.8%, to $54.9 million at September 23, 2012 from $52.4 million at December 25, 2011. This change resulted primarily from a $4.7 million increase in value added tax receivables and an increase of $13.0 million in prepaid insurance, partially offset by a decrease of $14.2 million in prepaid grain purchases.

     Accounts payable, including accounts payable to JBS USA, decreased $14.2 million, or 4.2%, to $326.3 million at September 23, 2012 from $340.5 million at December 25, 2011. This change resulted from the timing of payments disbursed to vendors at December 25, 2011.

     Accrued expenses and other current liabilities increased $28.7 million, or 10.2%, to $310.5 million at September 23, 2012 from $281.8 million at December 25, 2011. This change resulted primarily from a $6.1 million increase in accrued interest, a $12.1 million increase in compensation, benefits and other employee-related accruals, a $5.0 million increase in outstanding derivative liabilities and a $5.6 million increase in accrued property taxes.

     Cash used in investing activities was $32.9 million and $104.3 million in the thirty-nine weeks ended September 23, 2012 and September 25, 2011, respectively. Capital expenditures totaled $62.1 million and $121.9 million in the thirty-nine weeks ended September 23, 2012 and September 25, 2011, respectively. Capital expenditures decreased by $59.8 million primarily because of our efforts to reduce outstanding debt. Capital expenditures for 2012 cannot exceed $175.0 million under the terms of the U.S. Credit Facility. Cash used to purchase investment securities totaled $0.2 million and $4.5 million in the thirty-nine weeks ended September 23, 2012 and September 25, 2011, respectively. Cash proceeds from the sale or maturity of investment securities were $0.7 million and $14.6 million for the thirty-nine weeks ended September 23, 2012 and September 25, 2011, respectively. Cash proceeds from property disposals in the thirty-nine weeks ended September 23, 2012 and September 25, 2011 were $28.7 million and $7.5 million, respectively.

     Cash used in financing activities was $108.9 million in thirty-nine weeks ended September 23, 2012. Cash provided by financing activities was $177.9 million in the thirty-nine weeks ended September 25, 2011. Cash used in the thirty-nine weeks ended September 23, 2012 to repay notes payable to JBS USA was $50.0 million. Cash proceeds in the thirty-nine weeks ended September 25, 2011 from notes payable to JBS USA were $50.0 million. Cash proceeds in the thirty-nine weeks ended September 23, 2012 and September 25, 2011 from our revolving line of credit and long-term borrowings was $595.8 million and $804.7 million, respectively. Cash was used to repay our revolving line of credit, long-term borrowings and capital lease obligations totaling $853.0 million and $669.8 million for the thirty-nine weeks ended September 23, 2012 and September 25, 2011, respectively. Cash proceeds in the thirty-nine weeks ended September 23, 2012 from the sale of common stock were $198.3 million. Cash used in the thirty-nine weeks ended September 25, 2011 for other financing activities was $0.1 million. Cash was used to pay capitalized loan costs totaling $4.4 million in the thirty-nine weeks ended September 25, 2011.

     Contractual obligations at September 23, 2012 were as follows:

	Payments Due by Period
		Less than	One to	Three to	Greater than
Contractual Obligations(d)	Total	One Year	Three Years	Five Years	Five Years
	(In thousands)
Long-term debt(a)	$1,168,661	$15,498	$649,646	$3,517	$500,000
Interest(b)	379,138	92,894	145,290	80,728	60,226
Capital leases	1,193	49	388	316	440
Operating leases	14,412	2,998	9,493	1,921	—
Derivative liabilities	1,106	1,106	—	—	—
Purchase obligations(c)	464,662	464,662	—	—	—
Total	$2,029,172	$577,207	$804,817	$86,482	$560,666

(a)	Long-term debt is presented before the unaccreted discount of $2.8 million and excludes $24.6 million in letters of credit outstanding related to normal business transactions. In April 2011, the Company paid approximately $46.3 million of its 2010 excess cash flow toward the outstanding principal under the Term B loans. After giving effect to this prepayment and other prepayments of the Term B loans, the Term B loans must be repaid in 16 quarterly installments of approximately $3.9 million beginning on April 15, 2011, with the final installment due on December 28, 2014.
(b)	Interest expense in the table above assumes the continuation of interest rates and outstanding borrowings under our credit facilities as of September 23, 2012.
(c)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction.
(d)	The total amount of PPC’s unrecognized tax benefits at September 23, 2012 was $58.8 million. We did not include this amount in the contractual obligations table above as reasonable estimates cannot be made at this time of the amounts or timing of future cash outflows.

Critical Accounting Policies

     During the thirty-nine weeks ended September 23, 2012, (i) we did not change any of our existing critical accounting policies, (ii) no existing accounting policies became critical accounting policies because of an increase in the materiality of associated transactions or changes in the circumstances to which associated judgments and estimates relate and (iii) there were no significant changes in the manner in which critical accounting policies were applied or in which related judgments and estimates were developed.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Commodity Prices

     We purchase certain commodities, primarily corn soybean meal and sorghum, for use as ingredients in the feed we consume in our live operations. As a result, our earnings are affected by changes in the price and availability of such feed ingredients. In the past, we have from time to time attempted to minimize our exposure to the changing price and availability of such feed ingredients using various techniques, including, but not limited to, executing purchase agreements with suppliers for future physical delivery of feed ingredients at established prices and purchasing or selling derivative financial instruments such as futures and options.

     Market risk is estimated as a hypothetical 10.0% change in the weighted-average cost of our primary feed ingredients as of September 23, 2012. However, fluctuations greater than 10.0% could occur. Based on our feed consumption during the thirteen weeks ended September 23, 2012, such a change would have resulted in a change to cost of sales of $92.5 million, excluding the impact of any feed ingredients derivative financial instruments in that period. A 10.0% change in ending feed ingredient inventories at September 23, 2012 would be $17.1 million, excluding any potential impact on the production costs of our chicken inventories.

     The Company purchases commodity derivative financial instruments, specifically exchange-traded futures and options, in an attempt to mitigate price risk related to its anticipated consumption of commodity inputs for the next 12 months. A 10.0% change in corn, soybean meal, sorghum and natural gas prices on September 23, 2012 would have resulted in a change of approximately $25,000 in the fair value of our net commodity derivative asset position, including margin cash, as of that date.

Interest Rates

     Our earnings are also affected by changes in interest rates due to the impact those changes have on our variable-rate debt instruments. We had variable-rate debt instruments representing approximately 32.3% of our total debt at September 23, 2012. Holding other variables constant, including levels of indebtedness, an increase in interest rates of 25 basis points would have increased our interest expense by $0.2 million for the thirteen weeks ended September 23, 2012. These amounts are determined by considering the impact of the hypothetical interest rates on our variable-rate debt at September 23, 2012.

     Market risk for fixed-rate debt is estimated as the potential increase in fair value resulting from a hypothetical decrease in interest rates of 10%. Using a discounted cash flow analysis, a hypothetical 10% decrease in interest rates would have increased the fair value of our fixed rate debt by approximately $3.6 million.

Foreign Currency

     Our earnings are also affected by foreign currency exchange rate fluctuations related to the Mexican peso net monetary position of our Mexican subsidiaries. We manage this exposure primarily by attempting to minimize our Mexican peso net monetary position. We are also exposed to the effect of potential currency exchange rate fluctuations to the extent that amounts are repatriated from Mexico to the U.S. As of September 23, 2012, we anticipate that the cash flows of our Mexico subsidiaries will be reinvested in our Mexico operations. In addition, the Mexican peso exchange rate can directly and indirectly impact our financial condition and results of operations in several ways, including potential economic recession in Mexico because of devaluation of their currency. The impact on our financial position and results of operations resulting from a hypothetical change in the exchange rate between the U.S. dollar and the Mexican peso cannot be reasonably estimated. Foreign currency exchange gains (losses), representing the change in the U.S. dollar value of the net monetary assets of our Mexican subsidiaries denominated in Mexican pesos, was a gain of $5.1 million and a loss of $11.2 million in the thirty-nine weeks ended September 23, 2012 and September 25, 2011, respectively. The average exchange rates for the thirty-nine weeks ended September 23, 2012 and September 25, 2011 were 13.24 Mexican pesos to one U.S. dollar and 12.01 Mexican pesos to one U.S. dollar, respectively. No assurance can be given as to how future movements in the Mexican peso could affect our future financial condition or results of operations.

     The Company’s Mexico operations sometimes purchase foreign currency derivative financial instruments, specifically exchange-traded forward contracts, in an attempt to mitigate foreign currency transaction exposure on U.S. dollar-denominated purchases. A 10.0% change in the exchange rate between the Mexican peso and the U.S. dollar on September 23, 2012 would have had an immaterial effect on the fair value of our foreign currency derivative liability position as of that date.

Quality of Investments

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

ITEM 4. CONTROLS AND PROCEDURES

     As of September 23, 2012, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that information we are required to disclose in our reports filed with the Securities and Exchange Commission is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

     In connection with the evaluation described above, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, identified no change in the Company’s internal control over financial reporting that occurred during the thirteen weeks ended September 23, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Grower Claims and Proceedings

     Ricky Arnold, et al. v. Pilgrim's Pride Corp., et al. On September 10, 2008, a lawsuit styled “Ricky Arnold, et al. v. Pilgrim's Pride Corp., et al.” was filed against our Company and two of its representatives. In this lawsuit, filed in the Circuit Court of Van Buren County, Arkansas (“Van Buren County Court”), nearly 100 contract poultry growers and their spouses assert claims of fraud and deceit, constructive fraud, fraud in the inducement, promissory estoppel, and violations of the Arkansas Livestock and Poultry Contract Protection Act relating to the idling of our Clinton, Arkansas processing plant. The total amount of damages sought by the contract poultry growers is unliquidated and unknown at this time. We filed a Notice of Suggestion of Bankruptcy. The Van Buren County Court has not issued an order in response to it. The plaintiffs filed proofs of claim in the Bankruptcy Court for the Northern District of Texas, Fort Worth Division (“Bankruptcy Court”), and we filed objections to the proofs of claim. The plaintiffs in the Arnold case, and a number of other growers from the Clinton, Arkansas facility filed proofs of claim in the bankruptcy case. We anticipate that the Arnold case will be resolved as a part of the claim resolution process in the Bankruptcy Court. We express no opinion as to the likelihood of an unfavorable outcome or the amount or range of any possible loss to us.

     Shelia Adams, et al. v. Pilgrim's Pride Corporation. On June 1, 2009, approximately 555 former and current independent contract broiler growers, their spouses and poultry farms filed an adversary proceeding against us in the Bankruptcy Court styled “Shelia Adams, et al. v. Pilgrim's Pride Corporation.” In the adversary proceeding, the plaintiffs assert claims against us for: (i) violations of Sections 202(a), (b) and (e), 7 U.S.C. § 192 of the Packers and Stockyards Act of 1921 (the “PSA”); (ii) intentional infliction of emotional distress; (iii) violations of the Texas Deceptive Trade Practices Act (“DTPA”); (iv) promissory estoppel; (v) simple fraud; and (vi) fraud by nondisclosure. The plaintiffs also filed a motion to withdraw the reference. The Bankruptcy Court recommended the reference be withdrawn, but that the United States District Court for the Northern District of Texas, Fort Worth Division (“Fort Worth Court”), retain venue over the action to ensure against forum shopping. The Fort Worth Court granted the motion to withdraw the reference and consolidated this action with the City of Clinton proceeding described below. We filed a motion to dismiss the plaintiffs' claims. The Fort Worth Court granted in part and denied in part our motion, dismissing the following claims and ordering the plaintiffs to file a motion to amend their lawsuit and re-plead their claims with further specificity or the claims would be dismissed with prejudice: (i) intentional infliction of emotional distress; (ii) promissory estoppel; (iii) simple fraud and fraudulent nondisclosure; and (iv) DTPA claims with respect to growers from Oklahoma, Arkansas, and Louisiana. The plaintiffs filed a motion for leave to amend on October 7, 2009. Plaintiffs' motion for leave was granted and the plaintiffs filed their Amended Complaint on December 7, 2009. Subsequent to the Fort Worth Court granting in part and denying in part our motion to dismiss, the plaintiffs filed a motion to transfer venue of the proceeding from the Fort Worth Court to the Marshall Court. We filed a response to the motion, but the motion to transfer was granted on December 17, 2009. On December 29, 2009, we filed our answer to plaintiffs' Amended Complaint with the Marshall Court. A bench trial commenced on June 16, 2011. The trial concluded as to the El Dorado growers on August 25, 2011. On September 30, 2011, the Marshall Court issued its Findings of Facts and Conclusions of Law and Judgment finding in favor of the Company on each of the grower claims with exception of claims under 7 U.S.C. §192(e), and awarding damages to plaintiffs in the aggregate of approximately $25.8 million. Afterward, the Company filed post-judgment motions attacking the trial court's findings of fact and conclusions of law, which, on December 28, 2011, were granted in part and resulted in a reduction of the damages award from $25.8 million to $25.6 million. On January 19, 2012, the Company appealed the findings of fact and conclusions of law and decision concerning the post-judgment motions to the United States Fifth Circuit Court of Appeals. Oral argument is scheduled for December 3, 2012. The Company intends to vigorously pursue its appellate rights and defend against the underlying judgment. While the outstanding judgment is reasonably possible, the Company has recorded an estimated probable loss that is less than the outstanding judgment. The remaining growers' claims were scheduled for trial during summer and fall of 2012. Although the trial associated with the growers' claims from the Farmerville, Louisiana complex was completed without a ruling, the trial associated with the growers' claims from the Nacogdoches, Texas complex have not been completed, and the trials associated with the growers' claims from the De Queen and Batesville, Arkansas complexes have been indefinitely postponed by court order. The Company intends to vigorously defend against these claims. Although the likelihood of financial loss related to the remaining growers' claims is reasonably possible, an estimate of potential loss cannot be determined at this time because of now conflicting legal authority, the factual nature of the various growers' individual claims, and a new judge who will preside over the remaining bench trials. There can be no assurances that other similar claims may not be brought against the Company.

     Grower Proofs of Claim. Numerous former independent contract growers located in our Clinton, Arkansas complex filed proofs of claim against us relating to the Arnold litigation referenced above. The claims include: (i) fraud and deceit; (ii) constructive fraud; (iii) fraud in the inducement; (iv) promissory estoppel; (v) a request for declaratory relief; and (vi) violations of the Arkansas Livestock and Poultry Contract Protection Act, and relate to the growers' allegations that they were required to spend significant amounts improving their poultry farms in order to continue their contractual relationship with our Company and predecessor companies prior to us idling our Clinton processing facility. Most of the growers in this consolidated claims administration proceeding were named plaintiffs in the case styled, “Ricky Arnold, et al. v. Pilgrim's Pride Corporation, et al.” discussed above. On November 30, 2009, we filed objections to the proofs of claim. On August 2, 2010, we filed numerous motions for summary judgment requesting the Bankruptcy Court to dismiss each grower's causes of action against our Company. In response to the dispositive motions, the growers conceded that their numerous fraud and statutory claims lacked merit; consequently, those causes of action were dismissed with prejudice. The sole remaining cause of action alleged by the growers against us is promissory estoppel. The hearing on our motions for summary judgment with respect to the promissory estoppel claims occurred on October 19, 2010. On December 15, 2010, the Bankruptcy Court granted the Company's summary judgment motion on 106 of the 107 growers' promissory estoppel claims. The Company settled with the grower whose claims were not dismissed for an immaterial amount. The growers whose claims were dismissed appealed the decision to the District Court, which, on December 19, 2011, affirmed the Bankruptcy Court's decision. On January 17, 2012, the growers appealed the District Court's decision to the United States Fifth Circuit of Court of Appeals. The Company intends to defend vigorously against the merits of the growers' appeal. We express no opinion as to the likelihood of an unfavorable outcome or the amount or range of any possible loss to us.

     Live Oak Grower Settlement. The claims of former growers from Live Oak, Florida were recently settled by the Company for an amount equal to approximately $1.4 million, which is substantially less than the amount requested in the growers’ proofs of claim filed in the bankruptcy proceedings. Prior to the settlement, the Company had prevailed on the growers’ alleged federal and state statutory and common law claims. The sole remaining issue that we settled was related to the damage calculations of the growers' contractual claims.

ERISA Claims and Proceedings

     On December 17, 2008, Kenneth Patterson filed suit in the U.S. District Court for the Eastern District of Texas, Marshall Division, against Lonnie “Bo” Pilgrim, Lonnie Ken Pilgrim, Clifford E. Butler, J. Clinton Rivers, Richard A. Cogdill, Renee N. DeBar, our Compensation Committee and other unnamed defendants (the “Patterson action”). On January 2, 2009, a nearly identical suit was filed by Denise M. Smalls in the same court against the same defendants (the “Smalls action”). The complaints in both actions, brought pursuant to section 502 of the Employee Retirement Income Security Act of 1974 (“ERISA”), 29 US C. § 1132, alleged that the individual defendants breached fiduciary duties to participants and beneficiaries of the Pilgrim's Pride Stock Investment Plan (the “Stock Plan”), as administered through the Pilgrim's Pride Retirement Savings Plan (the “RSP”), and the To-Ricos, Inc. Employee Savings and Retirement Plan (the “To-Ricos Plan”) (collectively, the “Plans”) by failing to sell the common stock held by the Plans before it declined in value in late 2008, based on factual allegations similar to the allegation made in the Acaldo securities case discussed above. Patterson and Smalls further alleged that they purported to represent a class of all persons or entities who were participants in or beneficiaries of the Plans at any time between May 5, 2008 through the present and whose accounts held our common stock or units in our common stock. Both complaints sought actual damages in the amount of any losses the Plans suffered, to be allocated among the participants' individual accounts as benefits due in proportion to the accounts' diminution in value, attorneys' fees, an order for equitable restitution and the imposition of constructive trust, and a declaration that each of the defendants have breached their fiduciary duties to the Plans' participants.

     On July 20, 2009, the Court entered an order consolidating the Smalls and Patterson actions. On August 12, 2009, the Court ordered that the consolidated case will proceed under the caption “In re Pilgrim's Pride Stock Investment Plan ERISA Litigation, No. 2:08-cv-472-TJW.”

     Patterson and Smalls filed a consolidated amended complaint (“Amended Complaint”) on March 2, 2010. The Amended Complaint names as defendants the Pilgrim's Pride Board of Directors, Lonnie “Bo” Pilgrim, Lonnie Ken Pilgrim, Charles L. Black, Linda Chavez, S. Key Coker, Keith W. Hughes, Blake D. Lovette, Vance C. Miller, James G. Vetter, Jr., Donald L. Wass, J. Clinton Rivers, Richard A. Cogdill, the Pilgrim's Pride Pension Committee, Robert A. Wright, Jane Brookshire, Renee N. DeBar, the Pilgrim's Pride Administrative Committee, Gerry Evenwel, Stacey Evans, Evelyn Boyden, and “John Does 1-10.” The Amended Complaint purports to assert claims on behalf of persons who were participants in or beneficiaries of the RSP or the To-Ricos Plan at any time between January 29, 2008 through December 1, 2008 (“the alleged class period”), and whose accounts included investments in the Company's common stock.

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

     The defendants filed a motion to dismiss the Amended Complaint on May 3, 2010. On August 29, 2012 the Magistrate judge issued a Report and Recommendation to deny the Defendants' motion to dismiss the complaint on grounds that the complaint included too many exhibits. Defendants subsequently filed objections with the District Court, and the District Court has not adopted the Magistrate's Report and Recommendation or ruled on the Defendants' Objections. The Magistrate has issued a scheduling order for class certification proceedings that requires briefing to be completed by January 14, 2013 and a hearing to be held on February 11, 2013.

Tax Claims and Proceedings

     The United States Department of Treasury, Internal Revenue Service (“IRS”) has filed an amended proof of claim in the Bankruptcy Court pursuant to which the IRS asserts claims that total $74.7 million. We have filed in the Bankruptcy Court (i) an objection to the IRS' amended proof of claim and (ii) a motion requesting the Bankruptcy Court to determine our U.S. federal tax liability pursuant to Sections 105 and 505 of the Bankruptcy Code. The objection and motion assert that the Company has no liability for the additional U.S. federal taxes that have been asserted for pre-petition periods by the IRS. The IRS has responded in opposition to our objection and motion. On July 8, 2010, the Bankruptcy Court granted our unopposed motion requesting that the Bankruptcy Court abstain from determining our federal tax liability. As a result, we are working with the IRS through the normal processes and procedures that are available to all taxpayers outside of bankruptcy (including the United States Tax Court (“Tax Court”) proceedings discussed below) to resolve the IRS' amended proof of claim.

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

4.7	Form of Senior 7.875% Note due 2018 (incorporated by reference from Exhibit 4.3 of the Company’s Form 8-K filed on December 15, 2010).

4.8	Form of Guarantee (incorporated by reference from Exhibit 4.4 of the Company’s Form 8-K filed on December 15, 2010).

4.9

Waiver to the Stockholders Agreement dated December 8, 2011 between JBS USA Holdings, Inc. and Pilgrim's Pride Corporation (incorporated by reference from Exhibit 4.10 of the Company's Annual Report on Form 10-K filed February 17, 2012).

4.10

Additional long-term debt instruments are not filed since the total amount of those securities authorized under any such instrument does not exceed ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of such instruments to the SEC upon request.

10.1	Waiver and Second Amendment to Amended and Restated Credit Agreement, dated as of June 28, 2012, by and among Avicola Pilgrim's Pride de Mexico, S.A. de C.V., Pilgrim's Pride, S. de R.L. de C.V., their subsidiaries, as guarantors, ING Capital LLC, as administrative agent, and the lenders party thereto. *

12	Ratio of Earnings to Fixed Charges for the thirty-nine weeks ended September 23, 2012 and September 25, 2011.*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema**

101.CAL	XBRL Taxonomy Extension Calculation**

101.DEF	XBRL Taxonomy Extension Definition**

101.LAB	XBRL Taxonomy Extension Label**

101.PRE	XBRL Taxonomy Extension Presentation**

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PILGRIM’S PRIDE CORPORATION

Date: October 26, 2012	/s/ Fabio Sandri
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

4.7	Form of Senior 7.875% Note due 2018 (incorporated by reference from Exhibit 4.3 of the Company’s Form 8-K filed on December 15, 2010).

4.8	Form of Guarantee (incorporated by reference from Exhibit 4.4 of the Company’s Form 8-K filed on December 15, 2010).

4.9

Waiver to the Stockholders Agreement dated December 8, 2011 between JBS USA Holdings, Inc. and Pilgrim's Pride Corporation (incorporated by reference from Exhibit 4.10 of the Company's Annual Report on Form 10-K filed February 17, 2012).

4.10

Additional long-term debt instruments are not filed since the total amount of those securities authorized under any such instrument does not exceed ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of such instruments to the SEC upon request.

10.1	Waiver and Second Amendment to Amended and Restated Credit Agreement, dated as of June 28, 2012, by and among Avicola Pilgrim's Pride de Mexico, S.A. de C.V., Pilgrim's Pride, S. de R.L. de C.V., their subsidiaries, as guarantors, ING Capital LLC, as administrative agent, and the lenders party thereto. *

12	Ratio of Earnings to Fixed Charges for the thirty-nine weeks ended September 23, 2012 and September 25, 2011 *

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema**

101.CAL	XBRL Taxonomy Extension Calculation**

101.DEF	XBRL Taxonomy Extension Definition**

101.LAB	XBRL Taxonomy Extension Label**

101.PRE	XBRL Taxonomy Extension Presentation**

*	Filed herewith.

**	Furnished herewith.