Form 10-K
period 2012-12-30
PILGRIMS PRIDE CORP
filed 2013-02-15
CIK 802481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2012
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission File number 1-9273

PILGRIM’S PRIDE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	75-1285071
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1770 Promontory Circle, Greeley, Colorado	80634-9038
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (970) 506-8000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value $0.01	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐   No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-accelerated Filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒

The aggregate market value of the Registrant’s Common Stock, $0.01 par value, held by non-affiliates of the Registrant as of June 24, 2012, was $459,039,553. For purposes of the foregoing calculation only, all directors, executive officers and greater than 10% beneficial owners have been deemed affiliates. Number of shares of the Registrant’s Common Stock outstanding as of February 15, 2013 was 258,999,033.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this annual report.

PILGRIM’S PRIDE CORPORATION
FORM 10-K

PART I

Item 1. Business

Company Overview

     Pilgrim’s Pride Corporation (referred to herein as “Pilgrim’s,” “PPC,” “the Company,” “we,” “us,” “our,” or similar terms), which was incorporated in Texas in 1968 and reincorporated in Delaware in 1986, is the successor to a partnership founded in 1946 as a retail feed store. We are the second-largest chicken producer in the world with operations in the United States (“U.S.”), Mexico and Puerto Rico. We are primarily engaged in the production, processing, marketing and distribution of fresh, frozen and value-added chicken products to retailers, distributors and foodservice operators. We employ approximately 38,000 people and have the capacity to process more than 36 million birds per week for a total of more than 9.5 billion pounds of live chicken annually. In 2012, we generated $8.1 billion in total revenue and produced 7.9 billion pounds of chicken products.

     The Company operates on the basis of a 52/53-week fiscal year that ends on the Sunday falling on or before December 31. The reader should assume any reference we make to a particular year (for example, 2012) in the notes to these Consolidated Financial Statements applies to our fiscal year and not the calendar year. Fiscal 2012 was a 53-week fiscal year.

     We have a broad geographic reach and we offer our diverse customer base a balanced portfolio of fresh and prepared chicken products. We have consistently provided our customers with high quality products and service with a focus on delivering higher-value, higher-quality products. As such, we have become a valuable partner to our customers and a recognized industry leader. Our sales efforts are largely targeted towards the foodservice industry, principally chain restaurants and food processors such as Yum! Brands®, Burger King® and Chick-fil-A®, distributors such as US Foods and Sysco® and retail customers including grocery store chains and wholesale clubs such as Kroger®, Wal-Mart®, Costco®, Publix® and Sam’s Club®. We also export products to customers in approximately 100 countries.

     Our Mexico operations generated approximately 10.7% of our net sales in 2012. We are the second-largest producer and seller of chicken in Mexico and are one of the lower-cost producers of chicken in the country. While the market for chicken products in Mexico is less developed than in the U.S., with sales attributed to fewer, more basic products, we have been successful in differentiating our products through high-quality client service and product improvements. Additionally, we are an important player in the live market, which accounts for approximately 33% of the chicken sales in Mexico. We believe that Mexican supermarket chains consider us one of the leaders in innovation for fresh products. Our strategy is to capitalize on this trend through our vast U.S. experience in products, quality and our well-known service.

     As a vertically integrated company, we control every phase of the production of our products. We believe that vertical integration helps us better manage food safety and quality, as well as more effectively control margins and improve customer service. We currently operate in 12 U.S. states, Puerto Rico and Mexico. Our plants are strategically located to ensure that customers timely receive the freshest products. We operate 25 fresh processing plants, eight prepared foods cook plants, one fresh processing plant in Puerto Rico, three processing plants in Mexico, and 14 distribution centers (one in Puerto Rico and 13 in Mexico). In addition, the Company operates nine rendering facilities (six in the U.S., one in Puerto Rico and two in Mexico) and three pet food plants in the U.S. The Company has four additional processing plants that are currently idle. Combined with our global network of approximately 4,200 growers, 30 feed mills and 37 hatcheries, we believe we are well positioned to keep up with the growing demand for our products.

     On December 1, 2008, Pilgrim’s and six of its subsidiaries filed voluntary petitions in the United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division (the “Bankruptcy Court”), seeking reorganization relief under the provisions of Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”). We emerged from Chapter 11 bankruptcy proceedings on December 28, 2009. In connection with our emergence from bankruptcy, our common stock outstanding immediately prior to the emergence was cancelled and converted into the right to receive newly-issued shares of common stock of the reorganized Company based on a one-for-one exchange ratio, which constituted 36.0% of the total number of shares of our newly-issued common stock on that date. The remaining shares of our newly-issued common stock, constituting 64.0% of our total issued and outstanding common stock on December 28, 2009, were purchased for $800.0 million by JBS USA Holdings, Inc. (“JBS USA”), a wholly-owned indirect subsidiary of JBS S.A., a Brazil-based meat producer. As the result of subsequent purchases, JBS USA owned 75.5% of our total issued and outstanding common stock on December 30, 2012.

The Industry

Industry Overview

     The U.S. consumes more chicken than any other protein (approximately 29.8 billion pounds projected in calendar year 2013), and chicken is the second most consumed protein globally after pork. The U.S. is the world’s largest producer of chicken and is projected to produce approximately 36.9 billion pounds of ready-to-cook broiler meat in calendar year 2013, representing 20.0% of the total world production. China and Brazil produce the second and third most broiler meat, with 16.9% and 15.6% of the world market, respectively.

     The U.S. is the second-largest exporter of broiler meat behind Brazil. The U.S. is projected to export 7.25 billion pounds in calendar year 2013 which would account for 31.0% of the total world exports and 19.6% of the total U.S. production. The top five exporters control over 87% of the market. The broiler export marketplace has grown at a rapid pace since the early 1990s. The growth has been driven by various geopolitical events such as the collapse of the former Soviet Union as well as changing consumer preferences. Key importers of broilers include Russia, China, the EU, Mexico and Saudi Arabia. Other export markets such as Hong Kong, Vietnam, the Middle East and Africa are projected to increase their imports of U.S. chicken.

     The U.S. market is concentrated with four major chicken producers accounting for over 50% of production. The U.S. chicken industry is largely vertically integrated with major producers owning and operating feed mills, processing plants and further processing plants while contracting out breeding and broiler production to thousands of contractually bound chicken farmers. More than 90% of all chickens raised for consumption are produced by farmers under a contract with processing companies. Processing companies provide the growers with chickens, feed, vaccines and medicines required for the production of broilers. The grower supplies all systems and labor required to bring the broilers up to slaughter weight. The grower is then paid based on the weight gain exhibited by the flock.

     According to the USDA, chicken production in the U.S. has increased at a compounded annual growth rate of 2.8% over the past 20 years. Similarly, per capita consumption of chicken has increased at a compounded annual growth rate of 2.1%. During this same period of time, per capita beef consumption has declined at a compounded annual growth rate of 0.6% while pork has declined at a compounded annual growth rate of 0.3%. The growth in chicken demand is attributable to (i) relative affordability compared to other proteins such as beef and pork, (ii) the increasingly health conscious nature of U.S. consumers, (iii) chicken’s consistent quality and versatility and (iv) its introduction on many foodservice menus. In addition, global protein demand has remained strong, and we believe protein demand will continue to expand consistent with rising standards of living and a growing middle class in developing countries around the world.

     We benefit from a shorter production lifecycle of chickens compared to other proteins. While production for beef takes approximately 28 to 30 months from breeding to slaughter and the production for pork takes 11 to 12 months, the production lifecycle for the broiler is only ten weeks. There are three key components of broilers that are sold for consumption: the breast, the wing and the leg quarters. An estimated 88% of broiler production in the U.S. is sold in separate parts, rather than as a whole bird. This is due primarily to an increase in demand associated with the white meat of the breast, as well as demand for boneless breasts and wings.

Key Industry Dynamics

     Pricing. Like other commodities, changes to either the supply or demand components of the market can largely impact the profitability of key players in the industry. Specifically, given the low margins associated with the broiler industry, a change in pricing of commodity chicken products has a significant impact on the income generated by the producer. Items that impact chicken pricing in the U.S. include international demand, changes in production by other broiler exporting countries, input costs and the demand associated with substitute products such as beef and pork. While broiler producers attempt to match supply and demand, a minor change in downstream demand can impact whether the planned supply meets the market need.

     Feed. Broilers are fed corn and soybean meal as well as certain vitamins and minerals. Corn and soybean meal account for approximately 65% and 24% of the feed, respectively. Broiler production is significantly more efficient from a feed perspective than cattle or hogs. Approximately 1.9 pounds of feed are required for each pound of chicken, as compared to approximately 6.5 and 3.7 pounds for cattle and hogs, respectively.

     Prior to 2008, cost of feed had been largely steady, with occasional spikes resulting from externalities. These externalities often took the form of poor weather conditions, such as droughts or excessive rains leading to poor crop yields and increased demand both domestically for ethanol and globally for protein production. More recently, feed prices have been impacted by increased demand both domestically for ethanol and globally for protein production. Market prices for feed ingredients remained at historically high levels throughout 2012 and remain volatile.

Competitive Strengths

     We believe that our competitive strengths will enable us to maintain and grow our position as a leading chicken company and to capitalize on future favorable growth opportunities:

     Leading market position in the growing chicken industry. We are the second-largest chicken producer in the U.S. with a 17.4% market share, based on ready-to-cook production. We believe we can maintain this leading market position as we are one of the few producers in the chicken industry that can fully supply larger retailers and foodservice companies due to our broad product offering and technical capabilities. We are a viable supplier for large integrated customers due to our ability to ensure supply, demonstrate innovation and new product development and provide competitive pricing. Our vertical integration gives us control over our supply of chicken and chicken parts. Further, our processing facilities offer a wide range of capabilities and are particularly suited for the high-volume production as well as low-volume custom production runs necessary to meet both the capacity and quality requirements of our customer base. Finally, we have established a reputation for dependable quality, highly responsive service and excellent technical support.

     Experienced management team. We have a proven senior management team whose tenure in the chicken industry has spanned numerous market cycles and is among the most experienced in the industry. Our senior management team is led by William W. Lovette, our Chief Executive Officer, who has over 30 years of experience in the chicken industry. Our management team has successfully improved and realigned our business and instilled a corporate culture focused on performance and accountability. Our senior operating executives have backgrounds with leading agribusiness companies, including Tyson Foods, Inc., ConAgra Foods, Inc. and Bunge Limited, among others. We believe that this combination of backgrounds and experience will continue to provide the foundation for a focused business strategy and will enable us to maintain and strengthen long-term relationships with customers and help us grow our business in the future. We also benefit from management ideas, best practices, and talent shared with the seasoned management team at our majority stockholder, JBS USA, and its parent company, JBS S.A., who have over 50 years of combined experience operating protein processing facilities in South America, the U.S. and Australia.

     Leaner, more focused enterprise since emergence from bankruptcy. Following our restructuring efforts, we are a more efficient and lean organization supported by a market-driven business strategy. Since 2008, we have closed, idled or sold ten plants and 13 distribution centers, reduced or consolidated production at other facilities, streamlined our workforce and reduced administrative and corporate expenses including moving our corporate headquarters and closing satellite headquarters as part of our becoming a majority owned subsidiary of JBS USA. In addition, we continue to make significant production improvements driven by improved yields, labor, cost savings and product mix. In the past two years, these efforts resulted in an approximate $560.0 million annualized run rate improvement in plant-related costs and product yield. As a result of these efforts, we are a financially stronger company with a more conservative balance sheet.

     Blue chip and diverse customer base. We benefit from strong relationships with leading companies, including Sysco®, US Foods, Yum! Brands®, Chick-fil-A®, Burger King®, Kroger®, Wal-Mart®, Costco®, Publix®, Sam’s Club®, ConAgra Foods®, and Nestle®, many of whom have been doing business with us for more than six years. We sell our products to a large and diverse customer base, with over 5,000 customers and no concentrations above 7.0% of net sales except for our largest customer, Wal-Mart Stores, Inc., which accounted for 9.7% of net sales in 2012.

     Relationship with JBS USA. In addition to cost savings through the integration of certain corporate functions and the rationalization of facilities, our relationship with JBS USA allows us to enjoy several advantages given its diversified international operations and strong record in commodity risk management. We seek to leverage JBS USA’s international network by expanding into untapped international markets and strengthening our presence in geographies in which we already operate. In addition, JBS USA’s expertise in managing the risk associated with volatile commodity inputs will help us to further improve our operations and manage our margins.

Business Strategy

     Our objectives are to (i) be a valued partner with our key customers, (ii) relentlessly pursue operational excellence and (iii) strategically grow value added exports. To achieve these goals, we plan to continue pursuing the following strategies:

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

  Benchmarking live and plant costs against the industry;
  Striving to be in the top 25% of the industry for yields and costs;
  Driving accountability and ownership deeper in the organization;
  Conducting monthly performance reviews with senior management; and
  Improving sales mix and price.

     Strategically grow value added exports. We will continue to focus on international opportunities and we plan to further diversify our international markets to complement our U.S. chicken operations and capitalize on attractive export markets. According to the USDA, the export of U.S. chicken products increased at an average annual growth rate of 3.9% from 2000 through 2011. We believe U.S. chicken exports will continue to grow as worldwide demand increases for high-grade, low-cost meat protein sources. Historically, we targeted international markets to generate additional demand for our dark chicken meat, which is a natural by-product of our U.S. operations given our concentration on prepared foods products and the U.S. customers’ general preference for white chicken meat. As part of this initiative, we created a significant international distribution network into several markets, including Mexico, which we now utilize not only for dark chicken meat distribution, but also for various higher-margin prepared foods and other poultry products. We employ both a direct international sales force and export brokers. Our key international markets include Mexico, the Far East and countries within the CIS. Our relationship with our majority owner, JBS USA, has improved our access to markets such as Africa, the Middle East and Asia. We believe substantial opportunities exist to expand our sales to these markets by capitalizing on direct international distribution channels supplemented by our existing export broker relationships. We also believe that opportunities exist to sell more profitable products into these markets. Our export sales accounted for approximately 11.9% of our U.S. chicken sales in 2012.

Reportable Business Segment

     We operate in one reportable business segment, as a producer and seller of chicken products we either produce or purchase for resale in the U.S., Puerto Rico and Mexico. We conduct separate operations in the U.S., Puerto Rico and Mexico; however, for geographic reporting purposes, we include Puerto Rico with our U.S. operations. See “Note 22. Business Segment and Geographic Reporting” of our Consolidated Financial Statements included in this annual report for additional information.

Narrative Description of Business

Products and Markets

     Our primary chicken product types are fresh, prepared and export. We sell our fresh chicken products to the foodservice and retail markets. Our fresh chicken products consist of refrigerated (nonfrozen) whole or cut-up chicken, either pre-marinated or non-marinated and prepackaged case-ready chicken. Our case-ready chicken includes various combinations of freshly refrigerated, whole chickens and chicken parts in trays, bags or other consumer packs labeled and priced ready for the retail grocer’s fresh meat counter. Our fresh chicken sales in 2012 accounted for 54.0% of our total U.S. chicken sales.

     We also sell prepared chicken products, including portion-controlled breast fillets, tenderloins and strips, delicatessen products, salads, formed nuggets and patties and bone-in chicken parts. These products are sold either refrigerated or frozen and may be fully cooked, partially cooked or raw. In addition, these products are breaded or non-breaded and either pre-marinated or non-marinated. Our prepared chicken products sales in 2012 accounted for 33.7% of our total U.S. chicken sales.

     Export and other chicken products primarily consist of whole chickens and chicken parts sold mostly in bulk, non-branded form either refrigerated for distributors in the U.S. or frozen for distribution to export markets. In the U.S., prices of these products are negotiated daily or weekly and are generally related to market prices quoted by the U.S. Department of Agriculture (“USDA”) or other public price reporting services. We sell U.S.-produced chicken products for export to Mexico, the Far East, countries within the CIS and other world markets. Our export and other chicken products sales in 2012 accounted for 12.3% of our total U.S. chicken sales.

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

     Our categories within foodservice include frozen, fresh and corporate accounts. Fresh and frozen chicken products are usually pre-cut to customer specifications and are often marinated to enhance value and product differentiation. Corporate accounts include further-processed and value-added products supplied to select foodservice customers improving their ability to manage product consistency and quality in a cost efficient manner. We believe we are positioned to be the primary or secondary supplier to national and international chain restaurants who require multiple suppliers of chicken products. Additionally, we believe we are well suited to be the sole supplier for many regional chain restaurants. Regional chain restaurants often offer better margin opportunities and a growing base of business. We believe we have operational strengths in terms of full-line product capabilities, high-volume production capacities, research and development expertise and extensive distribution and marketing experience relative to smaller and non-vertically integrated producers. Foodservice growth is anticipated to continue, despite the effects resulting from continued weak economic conditions in the U.S.

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

     The export and other chicken market consists primarily of customers who purchase for distribution in the U.S. or for export to Mexico, the Far East, countries within the CIS and other world markets. Our export and other chicken products, with the exception of our exported prepared chicken products, consist of whole chickens and chicken parts sold primarily in bulk, nonbranded form, either refrigerated or frozen.

     Historically, we have targeted international markets to generate additional demand for our dark chicken meat, which is a natural by-product of our U.S. operations given our concentration on prepared chicken products and the U.S. customers’ general preference for white chicken meat. We have also begun selling prepared chicken products for export to the international divisions of our U.S. chain restaurant customers. Utilizing the extensive sales network of JBS USA, we believe that we can accelerate the sales of value-added chicken products into international channels. We also believe that the history of our successful export sales and our relationship with JBS USA position us favorably to capitalize on international growth.

     The following table sets forth, for the periods beginning with 2008, net sales attributable to each of our primary product lines and markets served with those products. We based the table on our internal sales reports and their classification of product types.

				Transition
	2012	2011	2010	Period(a)	2009(a)	2008(a)
U.S. chicken:	(In thousands)
Prepared chicken	$2,239,289	$2,135,337	$2,262,107	$535,810	$2,294,576	$2,552,065
Fresh chicken	3,583,854	3,160,429	2,834,972	663,418	3,113,062	3,591,785
Export and other chicken
by-products	817,723	808,038	581,303	134,976	656,276	933,197
Total U.S. chicken	6,640,866	6,103,804	5,678,382	1,334,204	6,063,914	7,077,047
Mexico chicken	758,023	720,333	615,433	127,557	487,785	543,583
Total chicken	7,398,889	6,824,137	6,293,815	1,461,761	6,551,699	7,620,630
Other products:
U.S.	608,619	674,923	558,675	132,500	505,738	863,495
Mexico	113,874	36,638	29,139	8,473	30,618	34,632
Total other products	722,493	711,561	587,814	140,973	536,356	898,127
Total net sales	$8,121,382	$7,535,698	$6,881,629	$1,602,734	$7,088,055	$8,518,757
(a)	In December 2009, we changed our fiscal year end from the Saturday nearest September 30 of each year to the last Sunday in December of each year. The change was effective for our 2010 fiscal year, which began December 28, 2009 and ended December 26, 2010 and resulted in an approximate three-month transition period which began September 27, 2009 and ended December 27, 2009.

     The following table sets forth, beginning with 2008, the percentage of net U.S. chicken sales attributable to each of our primary product lines and the markets serviced with those products. We based the table and related discussion on our internal sales reports and their classification of product types and customers.

				Transition
	2012	2011	2010	Period(a)	2009(a)	2008(a)
				(Percent)
Prepared chicken	33.7	35.0	39.9	40.2	37.9	36.1
Fresh chicken	54.0	51.7	49.9	49.7	51.3	50.7
Export and other chicken
by-products	12.3	13.3	10.2	10.1	10.8	13.2
Total U.S. chicken	100.0	100.0	100.0	100.0	100.0	100.0
(a)	In December 2009, we changed our fiscal year end from the Saturday nearest September 30 of each year to the last Sunday in December of each year. The change was effective for our 2010 fiscal year, which began December 28, 2009 and ended December 26, 2010 and resulted in an approximate three-month transition period which began September 27, 2009 and ended December 27, 2009.

United States

Product Types

     Fresh Chicken Overview. Fresh chicken is an important component of our sales and accounted for $3,583.9 million, or 54.0%, of our total U.S. chicken sales in 2012 and $3,591.8 million, or 50.7%, in 2008. Most fresh chicken products are sold to established customers, based upon certain weekly or monthly market prices reported by the USDA and other public price reporting services, plus a markup, which is dependent upon the customer’s location, volume, product specifications and other factors. We believe our practices with respect to sales of fresh chicken are generally consistent with those of our competitors. The majority of these products are sold pursuant to agreements with varying terms that set a price according to formulas based on underlying chicken price markets, subject in many cases to minimum and maximum prices.

     Prepared Chicken Overview. In 2012, $2,239.3 million, or 33.7%, of our U.S. chicken sales were in prepared chicken products to foodservice customers and retail distributors, as compared to $2,552.1 million, or 36.1%, in 2008. The production and sale in the U.S. of prepared chicken products reduce the impact of the costs of feed ingredients on our profitability. Feed ingredient costs are the single largest component of our U.S. cost of sales, representing approximately 46.1% of our U.S. cost of sales in 2012. The production of feed ingredients is positively or negatively affected primarily by the global level of supply inventories, demand for feed ingredients, the agricultural policies of the U.S. and foreign governments and weather patterns throughout the world. As further processing is performed, feed ingredient costs become a decreasing percentage of a product’s total production cost, thereby reducing their impact on our profitability. Products sold in this form enable us to charge a premium, reduce the impact of feed ingredient costs on our profitability and improve and stabilize our profit margins.

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

     Export and Other Chicken Products Overview. Our export and other products consist of whole chickens and chicken parts sold primarily in bulk, nonbranded form, either refrigerated to distributors in the U.S. or frozen for distribution to export markets, and branded and nonbranded prepared chicken products for distribution to export markets. In 2012, approximately $817.7 million, or 12.3%, of our total U.S. chicken sales were attributable to U.S. chicken export and other products, as compared to $933.2 million, or 13.2%, in 2008.

Markets for Other Products

     Presently, this category includes chicken by-products, which we convert into protein products and sell primarily to manufacturers of pet foods. Until November 2011, this category also included products sold through our distribution centers. In 2011, we had regional distribution centers located in Arizona, Texas and Utah that were primarily focused on distributing our own chicken products. In November 2011, we sold the distribution centers to JBS Trading International, Inc., a wholly owned subsidiary of JBS USA. See “Note 16. Related Party Transactions” of our Consolidated Financial Statements included in this annual report for additional information on the sale of the distribution centers. In addition, we marketed fresh eggs under private labels, in various sizes of cartons and flats to U.S. retail grocery and institutional foodservice customers located primarily in Texas through August 2012. In August 2012, we sold our commercial egg operation to Cal-Maine Foods, Inc. Many of our U.S. feed mills produce and sell some livestock feeds to local dairy farmers and livestock producers.

Mexico

Background

     Our Mexico operations generated approximately 10.7% of our net sales in 2012. We are the second-largest producer and seller of chicken in Mexico. We believe that we are one of the lower-cost producers of chicken in Mexico.

Product Types

     While the market for chicken products in Mexico is less developed than in the U.S., with sales attributed to fewer, more basic products, we have been successful in differentiating our products through high-quality client service and product improvements. Additionally, we are an important player in the live market, which accounts for approximately 33% of the chicken sales in Mexico.

Markets

     We sell our chicken products primarily to wholesalers, large restaurant chains, fast food accounts, supermarket chains and direct retail distribution in selected markets. Our largest presence is by far in the central states of the country where we have been able to gain market share. Our presence in Mexico reaches 76.5% of the population.

Foreign Operations Risks

     Our foreign operations pose special risks to our business and operations. A discussion of foreign operations risks is included in “Item 1A. Risk Factors.”

General

Competitive Conditions

     The chicken industry is highly competitive. We are the second-largest producer in the world and we believe our relationship with JBS USA enhances our competitive position. In the U.S. and Mexico, we compete principally with other vertically integrated poultry companies.

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

Key Customers

     Our two largest customers accounted for approximately 15.7% of our net sales in 2012, and our largest customer, Wal-Mart Stores Inc., accounted for 9.7% of our net sales in 2012.

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

     Our operations are subject to extensive regulation by the EPA and other state and local authorities relating to handling and discharge of waste water, storm water, air emissions, treatment, storage and disposal of wastes, handling of hazardous substances and remediation of contaminated soil, surface water and groundwater. Our Mexican operations also are subject to extensive regulation by Mexican environmental authorities. The EPA and/or other U.S. or Mexican state and local authorities may, from time to time, adopt revisions to environmental rules and regulations, and/or changes in the terms and conditions of our environmental permits, with which we must comply. Compliance with existing or new environmental requirements, including more stringent limitations imposed or expected in recently-renewed or soon-to be renewed environmental permits, may require capital expenditures and operating expenses which may be significant.

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

Employees

     As of December 30, 2012, we employed approximately 33,000 persons in the U.S. and approximately 5,000 persons in Mexico. Approximately 36.3% of the Company’s employees were covered under collective bargaining agreements. Substantially all employees covered under collective bargaining agreements are covered under agreements that expired in 2011 or 2012 and remain open or will expire in 2013. We have not experienced any labor-related work stoppage at any location in over eight years. We believe our relationship with our employees and union leadership is satisfactory. At any given time, we will be in some stage of contract negotiations with various collective bargaining units. The Company is currently in negotiations with union locals in 11 locations, and there is no assurance that agreement will be reached. While unlikely, we may be subject to labor disruption at any of these locations.

Financial Information about Foreign Operations

     Our foreign operations are in Mexico. Geographic financial information is set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Available Information

     The Company’s Internet website is www.pilgrims.com. The Company makes available, free of charge, through its Internet website, the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Directors and Officers Forms 3, 4 and 5, and amendments to those reports, as soon as reasonably practicable after electronically filing such materials with, or furnishing them to, the Securities and Exchange Commission. The public may read and copy any materials that the Company files with the Securities and Exchange Commission at its Public Reference Room at 100 F Street, NE, Washington, DC 20549 and may obtain information about the operation of the Public Information Room by calling the Securities and Exchange Commission at 1-800-SEC-0330.

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

Executive Officers

     Set forth below is certain information relating to our current executive officers:

Name	Age	Positions
Wesley Mendonça Batista	42	Chairman of the Board
William W. Lovette	53	President and Chief Executive Officer
Fabio Sandri	41	Chief Financial Officer

     Wesley Mendonça Batista, 42, currently serves as Chairman of the Board of Pilgrim’s Pride Corporation. Mr. Batista became President and Chief Executive Officer of JBS S.A. in February 2011. Mr. Batista previously served as President and Chief Executive Officer of JBS USA for approximately four years. Mr. Batista also serves as Chairman of the Board of JBS USA and is the Vice President of JBS S.A.’s board of directors. Mr. Batista has served in various capacities at JBS S.A. since 1987. Mr. Batista is the brother of Joesley Mendonça Batista, Chairman of the Board of JBS S.A., and José Batista Júnior, a Director of the Company and a Director of JBS S.A., and is the son of José Batista Sobrinho, the founder of JBS S.A. and a member of its board of directors. Mr. Batista brings to our board significant senior leadership and industry experience. Mr. Batista has long been one of the most respected executives in Brazil’s protein industry, and his reputation is now firmly established worldwide. Mr. Batista grew up in the protein industry, and it is his strategic insight and entrepreneurial spirit that has facilitated the growth of JBS S.A. through numerous acquisitions, expanding its reach across the globe. As Chairman of the Board, Mr. Batista has direct responsibility for Pilgrim’s Pride’s strategy and operations.

     William W. Lovette, 53, joined Pilgrim’s as President and Chief Executive Officer on January 3, 2011. He brings more than 30 years of industry leadership experience to Pilgrim’s. He previously served two years as President and Chief Operating Officer of Case Foods, Inc. Before joining Case Foods, Inc., Mr. Lovette spent 25 years with Tyson Foods in various roles in senior management, including President of its International Business Unit, President of its Foodservice Business Unit and Senior Group Vice President of Poultry and Prepared Foods. Mr. Lovette earned a B.S. degree from Texas A&M University. In addition, he is a graduate of Harvard Business School’s Advanced Management Program.

     Fabio Sandri, 41, has served as the Chief Financial Officer for Pilgrim’s since June 2011. He previously served as the Chief Financial Officer of Estacio Participações, the private post-secondary educational institution in Brazil since April 2010. From November 2008 until April 2010, he was the Chief Financial Officer of Imbra SA, a provider of dental services based in Sao Paolo, Brazil. Commencing in 2005 through October 2008, he was employed by Braskem S.A., a New York Stock Exchange-listed petrochemical company headquartered in Camaçari, Brazil, first from 2005 to 2007 as its strategy director and from 2007 until his departure as its corporate controller. He earned his Masters in Business Administration in 2001 from the Wharton School at the University of Pennsylvania and a degree in electrical engineering in 1993 from Escola Politécnica da Universidade de São Paulo.

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

     The production of feed ingredients is positively or negatively affected primarily by the global level of supply inventories and demand for feed ingredients, the agricultural policies of the U.S. and foreign governments and weather patterns throughout the world. In particular, weather patterns often change agricultural conditions in an unpredictable manner. A significant change in weather patterns could affect supplies of feed ingredients, as well as both the industry’s and our ability to obtain feed ingredients, grow chickens or deliver products. More recently, feed prices have been impacted by increased demand both domestically for ethanol and globally for protein production.

     Market prices for feed ingredients remained at historically high levels throughout 2012. Market prices for feed ingredients remain volatile. Consequently, there can be no assurance that the price of corn or soybean meal will not continue to rise as a result of, among other things, increasing demand for these products around the world and alternative uses of these products, such as ethanol and biodiesel production.

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

     The packaging, marketing and distribution of food products entail an inherent risk of product liability and product recall and the resultant adverse publicity. We may be subject to significant liability if the consumption of any of our products causes injury, illness or death. We could be required to recall certain products in the event of contamination or damage to the products. In addition to the risks of product liability or product recall due to deficiencies caused by our production or processing operations, we may encounter the same risks if any third party tampers with our products. We cannot assure you that we will not be required to perform product recalls, or that product liability claims will not be asserted against us, in the future. Any claims that may be made may create adverse publicity that would have a material adverse effect on our ability to market our products successfully or on our business, reputation, prospects, financial condition and results of operations.

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

     Our two largest customers accounted for approximately 15.7% of our net sales in 2012, and our largest customer, Wal-Mart Stores, Inc., accounted for 9.7% of our net sales in 2012. Our business could suffer significant setbacks in revenues and operating income if we lost one or more of our largest customers, or if our customers’ plans and/or markets should change significantly.

Our foreign operations pose special risks to our business and operations.

     We have significant operations and assets located in Mexico and may participate in or acquire operations and assets in other foreign countries in the future. Foreign operations are subject to a number of special risks such as currency exchange rate fluctuations, trade barriers, exchange controls, expropriation and changes in laws and policies, including tax laws and laws governing foreign-owned operations.

     Currency exchange rate fluctuations have adversely affected us in the past. Exchange rate fluctuations or one or more other risks may have a material adverse effect on our business or operations in the future.

     Our operations in Mexico are conducted through subsidiaries organized under the laws of Mexico. Claims of creditors of our subsidiaries, including trade creditors, will generally have priority as to the assets of our subsidiaries over our claims. Additionally, the ability of our Mexican subsidiaries to make payments and distributions to us may be limited by the terms of our Mexico credit facility and will be subject to, among other things, Mexican law. In the past, these laws have not had a material adverse effect on the ability of our Mexican subsidiaries to make these payments and distributions. However, laws such as these may have a material adverse effect on the ability of our Mexican subsidiaries to make these payments and distributions in the future.

Disruptions in international markets and distribution channels could adversely affect our business.

     Historically, we have targeted international markets to generate additional demand for our products. In particular, given U.S. customers’ general preference for white meat, we have targeted international markets for the sale of dark chicken meat, specifically leg quarters, which are a natural by-product of our U.S. operations’ concentration on prepared chicken products. As part of this initiative, we have created a significant international distribution network into several markets in Mexico, the Far East and countries within the CIS. Our success in these markets may be, and our success in recent periods has been, adversely affected by disruptions in chicken export markets. For example, China imposed anti-dumping and countervailing duties on the U.S. chicken producers in 2010 which can be expected to deter Chinese importers from purchases of U.S.-origin chicken products. Additionally, from time to time Russia has restricted the importation of U.S. poultry products for the protection of their domestic poultry producers and in cases of allegations of consumer health issues.

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

     Our operations will continue to be subject to federal, state and local governmental regulation, including in the health, safety and environmental areas. We anticipate increased regulation by various agencies concerning food safety, the use of medication in feed formulations and the disposal of chicken by-products and wastewater discharges. Also, changes in laws or regulations or the application thereof may lead to government enforcement actions and the resulting litigation by private litigants, such as various wage and hour and environmental issues.

     On December 8, 2011, the USDA’s Grain Inspection, Packers and Stockyards Administration issued new regulations under the Packers and Stockyards Act that would apply to all stages of a live poultry dealer’s poultry grow-out. The new regulations significantly impact the relationship between integrated poultry processors, like us, and their independent growers. Among other things, the new regulations substantially limit our and our independent contract growers’ freedom of contract, and affect the way we pay our independent contract growers. Many of the new regulations are, in our view, unclear, vague and will likely require litigation to determine their scope and impact. Such litigation could be costly to our industry and us. The new regulations could also lead to increased enforcement activity and private litigation against integrated poultry producers that could have a material adverse effect on our operations and financial operating results. Additionally, the new regulations could increase the cost of doing business or change the way in which we do business.

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

     Immigration reform continues to attract significant attention in the public arena and the U.S. Congress. If new federal immigration legislation is enacted or if states in which we do business enact immigration laws, such laws may contain provisions that could make it more difficult or costly for us to hire U.S. citizens and/or legal immigrant workers. In such case, we may incur additional costs to run our business or may have to change the way we conduct our operations, either of which could have a material adverse effect on our business, operating results and financial condition. Also, despite our past and continuing efforts to hire only U.S. citizens and/or persons legally authorized to work in the U.S., we may be unable to ensure that all of our employees are U.S. citizens and/or persons legally authorized to work in the U.S. For example, U.S. Immigration and Customs Enforcement has investigated identity theft within our workforce. With our cooperation, during 2008 U.S. Immigration and Customs Enforcement arrested approximately 300 employees believed to have engaged in identity theft at five of our facilities. No assurances can be given that further enforcement efforts by governmental authorities will not disrupt a portion of our workforce or operations at one or more facilities, thereby negatively impacting our business. Also, no assurance can be given that further enforcement efforts by governmental authorities will not result in the assessment of fines that could adversely affect our financial position, operating results or cash flows.

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

     As of December 30, 2012, we employed approximately 33,000 persons in the U.S. and approximately 5,000 persons in Mexico. Approximately 36.3% of the Company’s employees were covered under collective bargaining agreements. Substantially all employees covered under collective bargaining agreements are covered under agreements that expired in 2011 or 2012 and remain subject to ongoing negotiations or will expire in 2013. We have not experienced any labor-related work stoppage at any location in over eight years. We believe our relationship with our employees and union leadership is satisfactory. At any given time, we will be in some stage of contract negotiations with various collective bargaining units. The Company is currently in negotiations with union locals in 11 locations, and there is no assurance that agreement will be reached or, if reached, will be on the terms that are favorable to the Company. In the absence of an agreement, we may become subject to labor disruption at any of these locations, which could have an adverse effect on our financial results.

Extreme weather, natural disasters or other events beyond our control could negatively impact our business.

     Bioterrorism, fire, pandemic, extreme weather or natural disasters, including droughts, floods, excessive cold or heat, hurricanes or other storms, could impair the health or growth of our flocks, production or availability of feed ingredients, or interfere with our operations due to power outages, fuel shortages, damage to our production and processing facilities or disruption of transportation channels, among other things. Any of these factors could have an adverse effect on our financial results.

We may face significant costs for compliance with existing or changing environmental requirements and for potential environmental obligations relating to current or discontinued operations.

     Compliance with existing or changing environmental requirements, including more stringent limitations imposed or expected to be imposed in recently-renewed or soon-to be renewed environmental permits, will require capital expenditures for installation of new or upgraded pollution control equipment at some of our facilities.

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

     Our customers, such as supermarkets, warehouse clubs and food distributors, have consolidated in recent years, and consolidation is expected to continue throughout the U.S. and in other major markets. These consolidations have produced large, sophisticated customers with increased buying power who are more capable of operating with reduced inventories, opposing price increases, and demanding lower pricing, increased promotional programs and specifically tailored products. These customers also may use shelf space currently used for our products for their own private label products. Because of these trends, our volume growth could slow or we may need to lower prices or increase promotional spending for our products, any of which would adversely affect our financial results.

Our future financial and operating flexibility may be adversely affected by our significant leverage.

     We have substantial indebtedness, which could adversely affect our financial condition. On a consolidated basis, as of December 30, 2012, we had approximately $667.5 million in secured indebtedness, $497.3 million of unsecured indebtedness and had the ability to borrow approximately $529.9 million under our credit agreements. Significant amounts of cash flow will be necessary to make payments of interest and repay the principal amount of such indebtedness.

The degree to which we are leveraged could have important consequences because:

  It could affect our ability to satisfy our obligations under our credit agreements;

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

  It may limit our ability to pursue acquisitions and sell assets; and

  It may make us more vulnerable in the event of a continued or new downturn in our business or the economy in general.

     Our ability to make payments on and to refinance our debt, including our credit facilities, will depend on our ability to generate cash in the future. This, to a certain extent, is subject to various business factors (including, among others, the commodity prices of feed ingredients and chicken) and general economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control.

     There can be no assurance that we will be able to generate sufficient cash flow from operations or that future borrowings will be available under our credit facilities in an amount sufficient to enable us to pay our debt obligations, including obligations under our credit facilities, or to fund our other liquidity needs. We may need to refinance all or a portion of their debt on or before maturity. There can be no assurance that we will be able to refinance any of their debt on commercially reasonable terms or at all.

Media campaigns related to food production present risks.

     Individuals or organizations can use new social media platforms to publicize inappropriate or inaccurate stories or perceptions about the food production industry or our Company. Such practices could cause damage to the reputations of the Company and/or the food production industry in general. This damage could adversely affect our financial results.

Item 1B. Unresolved Staff Comments

     None.

Item 2. Properties

Operating Facilities

     Our main operating facilities are as follows:

				Average Capacity
	Operating	Idled	Capacity(a)(b)	Utilization(b)
U.S. Chicken Facilities
Fresh processing plants	25	4	32.8 million head	91.5%
Prepared foods cook plants	8	—	18.9 million pounds	94%
Feed mills	25	2	11.9 million tons	76.0%
Hatcheries	30	4	2,285.6 million eggs	83.5%
Rendering	6	1	9,000 tons	57.1%
Pet food processing	3	—	1,500 tons	56.0%
Puerto Rico Facilities
Fresh processing plant	1	—	350,000 head	94.3%
Feed mill	1	—	112,000 tons	71.5%
Hatcheries	1	—	27.0 million eggs	78.9%
Rendering	1	—	84 tons	79.1%
Distribution centers	1	—	N/A	N/A
Mexico Facilities
Processing plants	3	—	2.7 million head	85.2%
Feed mills	4	—	1.15 million tons	76.0%
Hatcheries	6	—	240.3 million eggs	94.0%
Rendering	2	—	26,000 tons	64.2%
Distribution centers	13	—	N/A	N/A
(a)	Capacity is based on a five day week.
(b)	Capacity and utilization numbers do not include idled facilities.

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

     Most of our domestic property, plant and equipment are pledged as collateral on our long-term debt and credit facilities. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

     Sheila Adams, et al. v. Pilgrim’s Pride Corporation. On June 1, 2009, approximately 555 former and current independent contract broiler growers, their spouses and poultry farms filed an adversary proceeding against us in the Bankruptcy Court styled “Sheila Adams, et al. v. Pilgrim’s Pride Corporation.” In the adversary proceeding, the plaintiffs assert claims against us for: (i) violations of Sections 202(a), (b) and (e), 7 US C. § 192 of the Packers and Stockyards Act of 1921 (the “PSA”); (ii) intentional infliction of emotional distress; (iii) violations of the Texas Deceptive Trade Practices Act (“DTPA”); (iv) promissory estoppel; (v) simple fraud; and (vi) fraud by nondisclosure. The case relates to our Farmerville, Louisiana; Nacogdoches, Texas; and the De Queen and Batesville, Arkansas complexes. The plaintiffs also filed a motion to withdraw the reference of the adversary proceeding from the Bankruptcy Court to the U.S District for the Eastern Court of Texas (“Marshall Court”). The motion was filed with the U.S. District Court for the Northern District of Texas-Fort Worth Division (the “Fort Worth Court”). The Bankruptcy Court recommended the reference be withdrawn, but that the Fort Worth Court retain venue over the action to ensure against forum shopping. The Fort Worth Court granted the motion to withdraw the reference and consolidated this action with the City of Clinton proceeding described below. We filed a motion to dismiss the plaintiffs’ claims. The Fort Worth Court granted in part and denied in part our motion, dismissing the following claims and ordering the plaintiffs to file a motion to amend their lawsuit and re-plead their claims with further specificity or the claims would be dismissed with prejudice: (i) intentional infliction of emotional distress; (ii) promissory estoppel; (iii) simple fraud and fraudulent nondisclosure; and (iv) DTPA claims with respect to growers from Oklahoma, Arkansas, and Louisiana. The plaintiffs filed a motion for leave to amend on October 7, 2009. Plaintiffs’ motion for leave was granted and the plaintiffs filed their Amended Complaint on December 7, 2009. Subsequent to the Fort Worth Court granting in part and denying in part our motion to dismiss, the plaintiffs filed a motion to transfer venue of the proceeding from the Fort Worth Court to the Marshall Court. We filed a response to the motion, but the motion to transfer was granted on December 17, 2009. On December 29, 2009, we filed our answer to plaintiffs’ Amended Complaint with the Marshall Court. A bench trial commenced on June 16, 2011. The trial concluded as to the El Dorado growers on August 25, 2011. On September 30, 2011, the Marshall Court issued its Findings of Facts and Conclusions of Law and Judgment finding in favor of the Company on each of the grower claims with exception of claims under 7 U.S.C. §192(e), and awarding damages to plaintiffs in the aggregate of approximately $25.8 million. Afterward, the Company filed post-judgment motions attacking the trial court’s findings of fact and conclusions of law, which, on December 28, 2011, were granted in part and resulted in a reduction of the damages award from $25.8 million to $25.6 million. On January 19, 2012, the Company appealed the findings of fact and conclusions of law and decision concerning the post-judgment motions to the United States Fifth Circuit Court of Appeals. Oral argument occurred on December 3, 2012. The appeal has been submitted for a decision, but there is no deadline set for the Fifth Circuit Court of Appeals to issue a decision. As for the remaining claims, the bench trials relating to the allegations asserted by the plaintiffs from the Farmerville, Louisiana complex began on July 16, 2012. That bench trial concluded on August 2, 2012. The Marshall Court has not issued a decision. Additionally, the bench trials relating to the claims asserted by the plaintiffs from the Nacogdoches, Texas complex began on September 12, 2012. The trial has not concluded. However, at this time, the Nacogdoches, Texas bench trial is scheduled to resume on April 22, 2013. The remaining bench trial for the plaintiffs from the De Queen and Batesville, Arkansas complexes was scheduled for October 29, 2012, but that trial date was canceled. The Marshall Court has not scheduled new dates for that bench trial. The Company intends to vigorously pursue its appellate rights and defend against the underlying judgment. While the outstanding judgment is reasonably possible, the Company has recorded an estimated probable loss that is less than the outstanding judgment. The Company intends to vigorously defend against these claims. Although the likelihood of financial loss related to the remaining growers’ claims is reasonably possible, an estimate of potential loss cannot be determined at this time because of now conflicting legal authority, the factual nature of the various growers’ individual claims, and a new judge who will preside over the remaining bench trials. There can be no assurances that other similar claims may not be brought against the Company.

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

     Numerous former independent contract growers located in our Clinton, Arkansas complex filed proofs of claim against us relating to the Arnold litigation referenced above. The claims include: (i) fraud and deceit; (ii) constructive fraud; (iii) fraud in the inducement; (iv) promissory estoppel; (v) a request for declaratory relief; and (vi) violations of the Arkansas Livestock and Poultry Contract Protection Act, and relate to the growers’ allegations that they were required to spend significant amounts improving their poultry farms in order to continue their contractual relationship with our Company and predecessor companies prior to us idling our Clinton processing facility. Most of the growers in this consolidated claims administration proceeding were named plaintiffs in the case styled, “Ricky Arnold, et al. v. Pilgrim’s Pride Corporation, et al.” discussed above. On November 30, 2009, we filed objections to the proofs of claim. On August 2, 2010, we filed numerous motions for summary judgment requesting the Bankruptcy Court to dismiss each grower’s causes of action against our Company. In response to the dispositive motions, the growers conceded that their numerous fraud and statutory claims lacked merit; consequently, the parties recently submitted agreed orders dismissing these claims with prejudice. The sole remaining cause of action alleged by the growers against us is promissory estoppel. The hearing on our motions for summary judgment with respect to the promissory estoppel claims occurred on October 19, 2010. On December 15, 2010, the Bankruptcy Court granted the Company’s summary judgment motion on 106 of the 107 growers’ promissory estoppel claims. The Company settled with the grower whose claims were not dismissed for an immaterial amount. The growers whose claims were dismissed appealed the decision to the District Court, which, on December 19, 2011, affirmed the Bankruptcy Court’s decision. On January 17, 2012, the growers appealed the District Court’s decision to the United States Fifth Circuit of Court of Appeals. The parties submitted appellate briefs and are awaiting a decision. The appeal has been submitted for a decision without oral argument, but there is no deadline set for the Fifth Circuit Court of Appeals to issue a decision. The Company intends to defend vigorously against the merits of the growers’ appeal. We express no opinion as to the likelihood of an unfavorable outcome or the amount or range of any possible loss to us.

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

     The parties reached an agreement to settle this matter for $1.5 million, subject to Court approval. A Stipulation of Settlement was filed on November 14, 2011. On January 23, 2012, the Court issued an order Preliminarily Approving Settlement, in which the Court set a hearing date for the final approval of settlement for May 1, 2012. On May 2, 2012 the Court issued an order of final approval of the settlement and dismissed the case with prejudice in accordance with the terms of the settlement agreement.

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

     The defendants filed a motion to dismiss the Amended Complaint on May 3, 2010. The plaintiffs responded to that motion on July 2, 2010, dropping plaintiff Smalls from the case and adding an additional plaintiff, Stanley Sylvestros. On December 20, 2011, the case was reassigned to Judge Rodney Gilstrap, and on January 25, 2012, Judge Gilstrap referred the proceedings to Magistrate Roy S. Payne. The court has not yet ruled on the motion to dismiss. The was subsequently reassigned to District Judge Folsom, but remained assigned to Magistrate Payne for pretrial proceedings. On August 9, 2012, the Magistrate issued a Report and Recommendation denying the motion to dismiss without ruling on the merits. The Report and Recommendation was subsequently adopted by the District Court. The Magistrate scheduled briefing on class certification, which has been completed, and a hearing is scheduled for February 28, 2013. Defendants oppose class certification.

Tax Claims and Proceedings

     The United States Department of Treasury, Internal Revenue Service (“IRS”) filed an amended proof of claim in the Bankruptcy Court pursuant to which the IRS asserted claims that total $74.7 million. We filed in the Bankruptcy Court (i) an objection to the IRS’ amended proof of claim and (ii) a motion requesting the Bankruptcy Court to determine our U.S. federal tax liability pursuant to Sections 105 and 505 of the Bankruptcy Code. The objection and motion asserted that the Company has no liability for the additional U.S. federal taxes that have been asserted for pre-petition periods by the IRS. The IRS responded in opposition to our objection and motion. On July 8, 2010, the Bankruptcy Court granted our unopposed motion requesting that the Bankruptcy Court abstain from determining our federal tax liability. As a result, we have worked with the IRS through the normal processes and procedures that are available to all taxpayers outside of bankruptcy (including the United States Tax Court (“Tax Court”) proceedings discussed below) to resolve the IRS’ amended proof of claim. On December 12, 2012 we entered into two Stipulation of Settled Issues (“Stipulation” or “Stipulations”) with the IRS. The first Stipulation relates to the Company’s 2003, 2005, and 2007 tax years and resolves all of the material issues in the case. The second Stipulation relates to the Company as the successor in interest to Gold Kist’s for the tax years ended June 30, 2005 and September 30, 2005, and resolves all substantive issues in the case. These Stipulations account for approximately $29.3 million of the amended proof of claim and should result in no additional tax due.

     In connection with the amended proof of claim, on May 26, 2010, we filed a petition in Tax Court in response to a Notice of Deficiency that was issued to the Company as the successor in interest to Gold Kist. The Notice of Deficiency and the Tax Court proceeding relate to a loss that Gold Kist claimed for its tax year ended June 30, 2004. This proceeding accounts for approximately $45.4 million of the amended proof of claim and the Company is still working with the IRS through the normal processes and procedures to resolve this portion of the IRS’ amended proof of claim.

     We express no opinion as to the likelihood of an unfavorable outcome or the amount or range of any possible loss to us related to the above Tax Court case related to Gold Kist’s tax year ended June 30, 2004. If adversely determined, the outcome could have a material effect on the Company’s operating results and financial position.

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

Item 4. Mine Safety Disclosures

     None.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

     Our common stock is listed on the NASDAQ Global Select Market (“NASDAQ”) under the symbol “PPC.” Until December 27, 2012, our common stock was listed on the New York Stock Exchange, Inc. (“NYSE”) under the symbol “PPC.” High and low prices of the Company’s common stock for 2012 and 2011 are as follows:

	2012 Prices		2011 Prices
Quarter	High	Low	High	Low
First	$7.49	$4.28	$8.40	$6.59
Second	$7.52	$4.54	$7.71	$4.05
Third	$8.56	$6.59	$5.46	$2.96
Fourth	$7.73	$5.17	$6.30	$3.69

Holders

     The Company estimates there were approximately 26,000 holders (including individual participants in security position listings) of the Company’s common stock as of February 15, 2013.

Dividends

     The Company did not pay dividends in 2012 or 2011. Our U.S. credit facility prohibits us from paying dividends on our common stock. Further, the indenture governing our 7 ⅞% senior notes due 2018 (the “2018 Notes”) restricts, but does not prohibit, the Company from declaring dividends.

Issuer Purchases of Equity Securities in 2012

     The Company did not repurchase any of its equity securities in 2012.

Equity Compensation Plan Information

     The following table provides certain information about our common stock that may be issued under the Long Term Incentive Plan (the “LTIP”), as of December 30, 2012. For additional information concerning terms of the LTIP, see “Note 18. Incentive Compensation” of our Consolidated Financial Statements included in this annual report.

Number of Securities
Remaining Available for
Future Issuance Under
	Number of Securities to Be	Weighted-Average Exercise	Equity Compensation Plans
	Issued Upon Exercise of	Price of Outstanding	(Excluding Securities
	Outstanding Options,	Option, Warrants and	Reflected in the First
Plan Category	Warrants and Rights	Rights	Column)
Equity compensation plans approved by securities
holders	—	—	6,615,393
Equity compensation plans not approved by securities
holders	—	—	—
Total	—	—	6,615,393

Total Return on Registrant’s Common Equity

     The following graph compares the performance of the Company with that of the Russell 2000 composite index and a peer group of companies for the period from December 29, 2009 to December 30, 2012, with the investment weighted on market capitalization. Data for periods prior to December 29, 2009 is not shown because we were in bankruptcy prior to that date and financial results before and after December 29, 2009 are not comparable. The total cumulative return on investment (change in the year-end stock price plus reinvested dividends) for each of the periods for the Company, the Russell 2000 composite index and the peer group is based on the stock price or composite index at the beginning of the applicable period. Companies in the peer group index include Sanderson Farms Inc., Hormel Foods Corp., Smithfield Foods Inc. and Tyson Foods Inc.

     The graph covers the period from December 29, 2009 to December 30, 2012, and reflects the performance of the Company’s single class of common stock. The stock price performance represented by this graph is not necessarily indicative of future stock performance.

	12/29/09	12/31/09	01/31/10	02/28/10	03/31/10	04/30/10	05/31/10	06/30/10	07/31/10	08/31/10	09/30/10	10/31/10	11/30/10	12/31/10
PPC	$100.00	$95.50	$95.17	$96.78	$114.17	$125.11	$85.62	$70.49	$73.50	$67.17	$60.30	$65.45	$71.25	$76.07
Russell
2000	100.00	98.78	95.14	99.43	107.52	113.60	104.99	96.85	103.51	95.84	107.78	112.20	116.09	125.30
Peer Group	100.00	97.72	102.59	116.36	127.94	125.81	117.67	111.67	115.76	115.11	116.75	116.88	122.79	131.48

	01/31/11	02/28/11	03/31/11	04/30/11	05/31/11	06/30/11	07/31/11	08/31/11	09/30/11	10/31/11	11/30/11	12/25/11
PPC	$74.89	$82.73	$82.73	$63.09	$53.33	$58.05	$51.50	$37.34	$45.82	$54.08	$61.59	$64.27
Russell 2000	124.98	131.83	135.25	138.82	136.22	133.08	128.27	117.11	103.98	119.72	119.28	121.13
Peer Group	127.24	142.75	147.10	152.11	145.73	149.62	143.40	139.00	135.90	150.85	156.85	157.13

	01/31/12	02/29/12	03/31/12	04/30/12	05/31/12	06/30/12	07/31/12	08/31/12	09/30/12	10/31/12	11/30/12	12/30/12
PPC	$60.25	$70.21	$83.54	$79.96	$91.94	$80.07	$52.07	$59.57	$57.22	$63.05	$79.96	$80.52
Russell 2000	128.55	131.63	135.00	132.92	124.12	130.31	128.51	132.80	137.16	134.18	134.90	136.86
Peer Group	147.80	149.05	150.80	146.22	149.88	150.56	130.10	136.09	138.67	142.83	155.33	152.67

Item 6. Selected Financial Data

Three Months Ended
(In thousands, except ratios and per share data)	2012	2011(a)	2010(a)	Dec 27, 2009(a)	Dec 27, 2008	2009(a)(b)	2008(a)(b)
Income Statement Data:
Net sales	$8,121,382	$7,535,698	$6,881,629	$1,602,734	$1,876,991	$7,088,055	$8,518,757
Gross profit (loss)(c)	435,832	(141,537)	460,993	68,753	(100,142)	310,803	(247,359)
Goodwill impairment	—	—	—	—	—	—	501,446
Operating income (loss)(c)	250,342	(373,591)	185,427	7,589	(178,241)	67,327	(1,057,696)
Interest expense, net	103,529	110,067	101,748	44,193	39,569	157,543	131,627
Loss on early extinguishment of debt	—	—	11,726	—	—	—	—
Reorganization items, net	—	—	18,541	32,726	13,250	87,275	—
Income (loss) from continuing operations before
income taxes(c)	153,062	(487,126)	66,488	(68,446)	(229,091)	(173,849)	(1,185,909)
Income tax expense (benefit)(d)	(20,980)	8,564	(23,838)	(102,371)	278	(21,586)	(194,921)
Income (loss) from continuing operations(c)	174,042	(495,690)	90,326	33,925	(229,369)	(152,263)	(990,988)
Net income (loss) attributable to
noncontrolling interest	(192)	1,082	3,185	312	(13)	(82)	1,184
Net income (loss)(c)	174,234	(496,772)	87,141	33,613	(228,782)	(151,582)	(998,581)
Ratio of earnings to fixed charges(e)	2.34	x	(h)	1.49	x	(h)	(h)	(h)	(h)
Per Common Diluted Share Data:
Income (loss) from continuing operations	$0.70	$(2.20)	$0.40	$0.15	$(1.02)	$(0.68)	$(4.40)
Net income (loss)	0.70	(2.21)	0.39	0.15	(1.02)	(0.67)	(4.44)
Cash dividends	—	—	—	—	—	—	0.09
Book value	3.50	2.59	5.01	2.58	1.75	2.04	5.07
Balance Sheet Summary:
Working capital surplus (deficit)(f)	812,551	747,020	971,830	675,256	757,862	858,030	(1,262,242)
Total assets	2,913,869	2,879,545	3,218,898	3,209,463	3,215,135	3,060,504	3,298,709
Notes payable and current maturities of
long-term debt(g)	15,886	15,611	58,144	221,195	—	—	1,874,469
Long-term debt, less current maturities(g)	1,148,870	1,408,001	1,281,160	1,876,277	41,521	41,062	67,514
Total stockholders’ equity	908,997	558,430	1,072,663	191,952	129,420	150,920	351,741
Cash Flow Summary:
Cash flows from operating activities	$199,624	$(128,991)	$14,605	$(4,057)	$(168,674)	$64,934	$(680,852)
Depreciation and amortization(h)	147,414	209,061	231,045	56,705	60,158	236,005	240,305
Impairment of goodwill and other assets	2,770	22,895	26,484	—	—	5,409	514,630
Purchases of investment securities	(162)	(4,596)	(17,201)	(6,024)	(5,629)	(19,958)	(38,043)
Proceeds from sale or maturity of investment
securities	688	15,852	68,100	4,511	4,591	18,946	27,545
Acquisitions of property, plant and equipment	(90,327)	(135,968)	(179,332)	(30,463)	(29,028)	(88,193)	(152,501)
Cash flows from financing activities	(111,029)	126,850	(29,480)	48,250	223,595	101,153	797,743
Other Data:
EBITDA(i)	$393,942	$(174,801)	$384,484	$31,015	$(130,906)	$212,911	$(818,924)
Adjusted EBITDA(i)	402,583	(147,014)	481,906	64,947	(115,221)	314,719	(274,516)
Key Indicators (as a percent of net sales):
Gross profit (loss)(c)	5.4%	(1.9)%	6.7%	4.3%	(5.3)%	4.4%	(2.9)%
Selling, general and administrative expenses	2.2%	2.7%	3.0%	3.9%	3.9%	3.4%	3.4%
Operating income (loss)(c)	3.1%	(5.0)%	2.7%	0.5%	(9.5)%	0.9%	(12.4)%
Interest expense, net	1.3%	1.5%	1.5%	2.8%	2.1%	2.2%	1.5%
Income (loss) from continuing operations(c)	2.1%	(6.6)%	1.3%	2.1%	(12.2)%	(2.1)%	(11.6)%
Net income (loss)(c)	2.1%	(6.6)%	1.3%	2.1%	(12.2)%	(2.1)%	(11.7)%
(a)	In December 2009, we changed our fiscal year end from the Saturday nearest September 30 of each year to the last Sunday in December of each year. The change was effective for our 2010 fiscal year, which began December 28, 2009 and ended December 26, 2010 and resulted in an approximate three-month transition period which began September 27, 2009 and ended December 27, 2009, which we sometimes refer to as the Transition Period. The reader should assume any reference we make to a particular year (for example, 2012) in this annual report applies to our fiscal year and not the calendar year.
(b)	In March 2008, the Company sold certain assets of its turkey business. We are reporting our operations with respect to this business as a discontinued operation for all periods presented.
(c)	Gross profit, operating income and net income include the following nonrecurring recoveries, restructuring charges and other unusual items for each of the years presented:

				Three Months Ended
	2012	2011	2010	Dec 27, 2009	Dec 27, 2008	2009	2008
Effect on gross profit and operating income:				(In millions)
Operational restructuring charges	$—	$(2.0)	$(4.3)	$(2.9)	$—	$(12.5)	$(28.0)
Additional effect on operating income:
Goodwill impairment	—	—	—	—	—	—	(501.4)
Administrative restructuring charges	(8.4)	(26.9)	(66.0)	1.4	(2.4)	(2.0)	(16.2)
(d)	Income tax benefit in 2012 resulted primarily from a decrease in valuation allowance and a decrease in reserves for unrecognized tax benefits. Income tax expense in 2011 resulted primarily from an increase in valuation allowance and an increase in reserves for unrecognized tax benefits. Income tax benefit in 2010 resulted primarily from the benefit on the deconsolidation for tax purposes of the Mexico operations and a decrease in valuation allowance. The deconsolidation for tax purposes of the Mexico operations was in response to changes in the Mexican tax laws that became effective January 1, 2010. The deconsolidation reduces the accrued taxes that had been previously recognized under the consolidated filing status as it eliminates recapturing certain taxes required under the new consolidation laws. Income tax benefit for the Transition Period resulted primarily from the release of valuation allowance because of new provisions that increased U.S. federal net operating loss carry backs net of tax expense for new Mexico tax legislation. Income tax expense for the thirteen weeks ended December 27, 2008 resulted primarily from an increase in valuation allowance. Income tax benefit in 2009 resulted primarily from a decrease in reserves for unrecognized tax benefits. Income tax benefit in 2008 resulted primarily from significant net operating losses incurred in 2008.
(e)	For purposes of computing the ratio of earnings to fixed charges, earnings consist of income before income taxes plus fixed charges (excluding capitalized interest). Fixed charges consist of interest (including capitalized interest) on all indebtedness, amortization of capitalized financing costs and that portion of rental expense that we believe to be representative of interest. Earnings were inadequate to cover fixed charges by $490.6 million, $69.5 million, $229.8 million, $176.5 million, and $1,191.2 million in 2011, the Transition Period, the three months ended December 27, 2008, 2009, and 2008, respectively.
(f)	We experienced a working capital deficit in 2008. Upon the filing of the Chapter 11 petitions, certain of our debt obligations became automatically and immediately due and payable, subject to an automatic stay of any action to collect, assert, or recover a claim against the Company and the application of applicable bankruptcy law. As a result, the accompanying Consolidated Balance Sheet as of September 27, 2008, included reclassifications of $1,872.1 million to reflect as current certain long-term debt under the Company’s credit facilities that was accelerated.
(g)	The Company had current maturities of pre-petition long-term debt totaling $4.2 million and pre-petition long-term debt totaling $1,999.8 million at September 26, 2009, that were included in Liabilities subject to compromise.
(h)	Includes amortization of capitalized financing costs of approximately $10.1 million, $9.5 million, $14.8 million, $1.4 million, $1.5 million, $6.8 million and $4.9 million in 2012, 2011, 2010, the Transition Period, the three months ended December 27, 2008, 2009 and 2008, respectively.
(i)	“EBITDA” is defined as the sum of income (loss) from continuing operations plus interest, taxes, depreciation and amortization. “Adjusted EBITDA” is calculated by adding to EBITDA certain items of expense and deducting from EBITDA certain items of income that we believe are not indicative of our ongoing operating performance consisting of: (i) income (loss) attributable to noncontrolling interests in the period from 2008 through 2012 and the Transition Period, (ii) goodwill impairment in 2008, (iii) restructuring charges in 2012, 2011, 2010, 2009 and 2008, (iv) reorganization items in 2010 and 2009 and (v) losses on early extinguishment of debt in 2010. EBITDA is presented because it is used by us and we believe it is frequently used by securities analysts, investors and other interested parties, in addition to and not in lieu of results prepared in conformity with GAAP, to compare the performance of companies. We believe investors would be interested in our Adjusted EBITDA because this is how our management analyzes EBITDA from continuing operations. We also believe that Adjusted EBITDA, in combination with our financial results calculated in accordance with GAAP, provides investors with additional perspective regarding the impact of certain significant items on EBITDA and facilitates a more direct comparison of its performance with its competitors. EBITDA and Adjusted EBITDA are not measurements of financial performance under GAAP. EBITDA and Adjusted EBITDA have limitations as analytical tools and should not be considered in isolation or as substitutes for an analysis of our results as reported under GAAP. Some of the limitations of these measures are:

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

A reconciliation of income (loss) from continuing operations to EBITDA and Adjusted EBITDA is as follows:

				Three Months Ended
	2012	2011	2010	Dec 27, 2009	Dec 27, 2008	2009	2008
				(In thousands)
Income (loss) from continuing
operations	$174,042	(495,690)	$90,326	$33,925	$(229,367)	$(152,263)	$(990,988)
Add:
Interest expense, net (a)	103,529	110,067	101,748	44,193	39,569	157,543	131,627
Income tax expense (benefit)	(20,980)	8,564	(23,838)	(102,371)	278	(21,586)	(194,921)
Depreciation and amortization
of continuing operations(b)	147,414	211,780	231,045	56,705	60,158	236,005	240,305
Minus:
Amortization of capitalized
financing costs(c)	10,063	9,522	14,797	1,437	1,544	6,788	4,947
EBITDA	393,942	(174,801)	384,484	31,015	(130,906)	212,911	(818,924)
Add:
Goodwill impairment (d)	—	—	—	—	—	—	501,446
Restructuring charges (e)	8,449	28,869	70,340	1,518	2,422	14,451	44,146
Reorganization items, net (f)	—	—	18,541	32,726	13,250	87,275	—
Loss on early extinguishment
of debt(g)	—	—	11,726	—	—	—	—
Minus:
Net income (loss) attributable
to noncontrolling interest	(192)	1,082	3,185	312	(13)	(82)	1,184
Adjusted EBITDA	$402,583	$(147,014)	$481,906	$64,947	$(115,221)	$314,719	$(274,516)
(a)	Interest expense, net, consists of interest expense less interest income.
(b)	2011 includes $2.7 million of asset impairments not included in restructuring charges.
(c)	Amortization of capitalized financing costs is included in both interest expense, net and depreciation and amortization above.
(d)	Goodwill impairment includes costs recognized to write off the carrying amount of goodwill recognized in our acquisition of Gold Kist Inc.
(e)	Restructuring charges includes tangible asset impairment, severance and change-in-control compensation costs, and losses incurred on both the sale of unneeded broiler eggs and flock depletion.
(f)	Reorganization items, net, includes professional fees directly related to our reorganization, the elimination of unamortized loan costs associated with certain of our terminated borrowing arrangements, the recognition in earnings of a previously unrealized gain on a derivative instrument purchased to hedge interest rate risk related to certain of our terminated borrowing arrangements, expenses related to the execution of a borrowing arrangement during our reorganization, costs related to post-petition facility closures, gains recognized on the sales of a processing facility and undeveloped land and a loss recognized on the sale of our interest in a hog farming joint venture.
(g)	Loss on early extinguishment of debt includes premiums paid and the elimination of unamortized loan costs related to the pre-petition retirement of certain of our unsecured notes.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Description of the Company

     We are the second-largest chicken producer in the world with operations in the U.S., Mexico and Puerto Rico. We are primarily engaged in the production, processing, marketing and distribution of fresh, frozen and value-added chicken products to retailers, distributors and foodservice operators. Our primary product types are fresh chicken products, prepared chicken products and export chicken products. We sell our fresh chicken products to the foodservice and retail markets. We sell our prepared food products to foodservice customers and retail distributors. We also export products to customers in approximately 100 countries, including Mexico. As a vertically integrated company, we control every phase of the production of our products. We operate feed mills, hatcheries, processing plants and distribution centers in 12 U.S. states, Puerto Rico and Mexico. We operate in one reportable business segment, as a producer and seller of chicken products we either produce or purchase for resale. Our fresh chicken products consist of refrigerated (nonfrozen) whole or cut-up chicken, either pre-marinated or non-marinated, and prepackaged chicken in various combinations of freshly refrigerated, whole chickens and chicken parts. Our prepared chicken products include portion-controlled breast fillets, tenderloins and strips, delicatessen products, salads, formed nuggets and patties and bone-in chicken parts. These products are sold either refrigerated or frozen and may be fully cooked, partially cooked or raw. In addition, these products are breaded or non-breaded and either pre-marinated or non-marinated.

     We have a broad geographic reach and we offer our diverse customer base a balanced portfolio of fresh and prepared chicken products. We have consistently provided our customers with high quality products and service with a focus on delivering higher-value, higher-quality products. As such, we have become a valuable partner to our customers and a recognized industry leader. Our sales efforts are largely targeted towards the foodservice industry, principally chain restaurants, food processors and broad-line distributors. In 2012, we sold 7.6 billion pounds of dressed chicken and generated net sales of $8.1 billion. Our U.S. operations, including Puerto Rico, accounted for 89.3% of our net sales in 2012. Our Mexico operations generated the remaining 10.7% of our net sales in 2012.

     We operate on the basis of a 52/53-week fiscal year that ends on the Sunday falling on or before December 31. The reader should assume any reference we make to a particular year (for example, 2012) in this annual report applies to our fiscal year and not the calendar year.

Executive Summary

     We reported net income attributable to Pilgrim’s Pride Corporation of $174.2 million, or $0.70 per common share, for 2012. These operating results included a gross profit of $435.8 million. During 2012, we generated $199.6 million of cash from operations. At December 30, 2012, we had cash and cash equivalents totaling $68.2 million.

     Market prices for feed ingredients remained at historically high levels throughout the third and fourth quarter of 2012 as a direct result of low supply caused by a drought across North America. Market prices for feed ingredients remain volatile. Consequently, there can be no assurance that our feed ingredient prices will not continue to increase materially. The following table compares the highest and lowest prices reached on nearby futures for one bushel of corn and one ton of soybean meal during the current year and previous two years:

	Corn		Soybean Meal
	Highest	Lowest	Highest	Lowest
	Price	Price	Price	Price
2012:
Fourth Quarter	$8.46	$6.88	$518.00	$393.00
Third Quarter	8.49	5.70	541.80	407.50
Second Quarter	6.77	5.51	437.50	374.30
First Quarter	6.79	5.93	374.50	299.00
2011:
Fourth Quarter	6.66	5.72	332.20	273.50
Third Quarter	7.65	6.17	382.20	325.80
Second Quarter	7.99	6.40	378.50	338.00
First Quarter	7.35	5.95	391.00	340.00
2010:
Fourth Quarter	6.15	4.56	364.90	283.20
Third Quarter	5.24	3.25	321.50	293.00
Second Quarter	3.79	3.36	296.50	260.60
First Quarter	4.26	3.44	321.00	249.60

     Market prices for chicken products are currently at levels sufficient to offset the higher costs of feed ingredients. Many producers within the industry, including Pilgrim’s Pride, cut production in 2011 in an effort to correct the general oversupply of chicken in the U.S. market. Production has generally remained at these reduced levels throughout 2012. Despite these production cuts, there can be no assurance that chicken prices will not decrease due to such factors as weakening demand for breast meat from food service providers and lower prices for chicken leg quarters in the export market as a result of weakness in world economies and restrictive credit markets.

     We purchase derivative financial instruments, specifically exchange-traded futures and options, in an attempt to mitigate price risk related to our anticipated consumption of commodity inputs such as corn, soybean meal, sorghum and natural gas. In addition, our Mexico operations will sometimes purchase foreign currency derivative financial instruments to mitigate foreign currency transaction exposure on U.S. dollar-denominated purchases. At December 30, 2012, the fair values of commodity derivative assets and commodity derivative liabilities totaled $1.8 million and $1.5 million, respectively. Our counterparties require that we post cash collateral for changes in the net fair value of the derivative contracts. At December 30, 2012, we owed $0.2 million of cash collateral to our counterparties to secure our open positions. We do not designate derivative financial instruments that we purchase to mitigate commodity purchase exposures as cash flow hedges; therefore, we recognize changes in the fair value of these derivative financial instruments immediately in earnings. We recognized $8.3 million, $63.8 million and $69.2 million in net gains related to changes in the fair value of its derivative financial instruments during 2012, 2011 and 2010, respectively. At December 30, 2012, we held short positions on 584 corn contracts and 269 soybean meal contracts with an aggregate fair value of $1.5 million.

     From time to time, we incur costs to implement exit or disposal efforts for specific operations. These exit or disposal plans focus on various aspects of operations, including closing and consolidating certain processing facilities, rationalizing headcount and aligning operations in the most strategic and cost-efficient structure. During 2012, we recognized total costs of $8.7 million, which included asset impairment costs of $2.8 million, inventory valuation costs of $0.1 million, employee-related costs of $0.1 million and other costs of $5.7 million, related to exit or disposal efforts. During 2011, we recognized total costs of $29.2 million, which included asset impairment costs of $22.9 million, employee-related costs of $1.1 million and other costs of $5.2 million, related to exit or disposal efforts. We expect to incur additional costs related to ongoing exit or disposal efforts, which we estimate will be approximately $3.0 million.

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

     Trade authorities in Mexico, the top international market for U.S. chicken in recent years, recently completed the investigation of U.S. producers over dumping complaints lodged by certain Mexican chicken processors. These Mexican chicken processors alleged U.S. producers sold chicken legs and thighs on the Mexican market below their cost of production in 2010. On August 6, 2012, the Mexican government issued final resolutions imposing duties on Pilgrim’s and certain other U.S. chicken producers. Mexico will impose a duty of approximately 25% on chicken legs and thighs exported by Pilgrim’s and three other U.S. exporters and duties of approximately 127% on chicken legs and thighs exported by all other U.S. companies from the U.S. to Mexico. However, the Mexican government has postponed the imposition of these duties until conditions in Mexico’s domestic chicken market resulting from the outbreak of H7N3 avian influenza in the Mexican state of Jalisco are normalized. On September 3, 2012, Pilgrim’s and certain other U.S. producers filed a request with the NAFTA Secretariat for a panel review of Mexico’s decision. Management does not believe that these duties, when imposed, will materially impact Pilgrim’s financial position, results of operations or cash flow.

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

Results of Operations

2012 Compared to 2011

     Net sales. Net sales for 2012 increased $585.7 million, or 7.8%, from 2011. The following table provides additional information regarding net sales:

		Change from 2011
Source of net sales	2012	Amount	Percent
	(In thousands, except percent data)
United States	$7,249,485	$470,758	6.9%	(a)
Mexico	871,897	114,926	15.2%	(b)
Total net sales	$8,121,382	$585,684	7.8%
(a)	U.S. sales generated in 2012 increased $470.8 million, or 6.9%, from U.S. sales generated in 2011, primarily because of an increase in the net revenue per pound sold partially offset by a decrease in pounds sold. Increased net revenue per pound sold, which resulted primarily from an increase in market prices, contributed $499.6 million, or 7.4 percentage points, to the revenue increase. The decrease in pounds sold, which resulted in part from the fourth quarter 2011 disposals of our distribution and pork businesses, partially offset the increase in revenue per pound sold by $28.8 million, or 0.4 percentage points. The disposed distribution and pork businesses generated net sales of $332.4 million during 2011. Included in U.S. sales generated during 2012 and 2011 were sales to JBS USA, LLC totaling $206.7 million and $117.9 million, respectively.
(b)	Mexico sales generated in 2012 increased $114.9 million, or 15.2%, from Mexico sales generated in 2011. An increase in unit sales volume, which resulted primarily from higher customer demand, contributed $60.0 million, or 7.9 percentage points, to the revenue increase. The increase in sales price, due to reduced supply resulting from production cuts, contributed $54.9 million, or 7.3 percentage points.

     Gross profit. Gross profit increased by $577.4 million, or 407.9%, in 2012 from a gross loss of $141.5 million incurred in 2011 to a gross profit of $435.8 million generated in 2012. The following tables provide gross profit information:

		Change from 2011		Percent of Net Sales
Components of gross profit	2012	Amount	Percent	2012	2011
	(In thousands, except percent data)
Net sales	$8,121,382	$585,684	7.8%	100.0%	100.0%
Cost of sales	7,685,550	10,273	0.1%	94.6%	101.9%	(a) (b)
Operational restructuring charges	—	(1,958)	(100.0)%	—	—	(c)
Gross profit	$435,832	$577,369	407.9%	5.4%	(1.9)%

		Change from 2011
Sources of gross profit	2012	Amount	Percent
	(In thousands, except percent data)
United States	$332,611	$492,811	307.6%
Mexico	103,221	84,558	453.1%
Total gross profit	$435,832	$577,369	407.9%

		Change from 2011
Sources of cost of sales	2012	Amount	Percent
	(In thousands, except percent data)
United States	$6,916,874	$(20,096)	(0.3)%	(a)
Mexico	768,676	30,369	4.1%	(b)
Total cost of sales	$7,685,550	$10,273	0.1%

		Change from 2011
Sources of operational restructuring charges	2012	Amount	Percent
	(In thousands, except percent data)
United States	$—	$(1,958)	(100.0)%	(c)
Total operational restructuring charges	$—	$(1,958)	(100.0)%
(a)	Cost of sales incurred by the U.S. operations during 2012 decreased $20.1 million, or 0.3%, from cost of sales incurred by the U.S. operations during 2011. The disposal of the distribution and pork businesses contributed $295.2 million, or 4.3 percentage points, to the decrease in cost of sales. The closing of our Dallas, Texas plant contributed $62.0 million, or 0.9 percentage points, to the decrease in cost of sales. Decreased depreciation contributed $59.2 million, or 0.9 percentage points, to the decrease in cost of sales. The disposal of the commercial egg business contributed $12.0 million, or 0.2 percentage points, to the decrease in cost of sales. Decreased fleet expenses contributed $11.0 million, or 0.2 percentage points, to the decrease in cost of sales. The decrease in cost of sales was partially offset by higher live production costs, which increased primarily because of higher feed ingredient costs, derivative net gain and packaging and ingredients costs. Feed ingredients costs contributed $365.0 million, or 5.3 percentage points, to the increase in cost of sales. Net gains recognized on both settled and outstanding derivative instruments contributed $54.0 million, or 0.8 percentage points, to the increase in cost of sales. Packaging and ingredients costs contributed $4.0 million, or 0.1 percentage points, to the increase in cost of sales. Other factors affecting cost of sales were immaterial.
(b)	Cost of sales incurred by the Mexico operations during 2012 increased $30.4 million, or 4.1%, from cost of sales incurred by the Mexico operations during 2011. Increased feed costs contributed $108.7 million, or 14.7 percentage points and increased sales volume contributed $48.3 million, or 6.5 percentage points, to the increase in cost of sales. Decreased overhead costs and foreign currency translation partially offset the increase by $81.6 million and $44.9 million, respectively. Other factors affecting cost of sales were immaterial.
(c)	Operational restructuring charges incurred by the U.S. operations during 2012 decreased $2.0 million, or 100.0%, from operational restructuring charges incurred by the U.S. operations during 2011. Operational restructuring charges for 2011 of $2.0 million represented impairment expense recognized to reduce the carrying amount of certain assets located at our commercial egg operations in Texas to fair value.

     Operating income. Operating income increased $623.9 million, or 167.0%, in 2012 from an operating loss of $373.6 million incurred for 2011 to operating income of $250.3 million generated for 2012. The following tables provide operating income information:

		Change from 2011		Percent of Net Sales
Components of operating income	2012	Amount	Percent	2012	2011
	(In thousands, except percent data)
Gross profit	$435,832	$577,369	407.9%	5.4%	(1.9)%
SG&A expenses	177,041	(28,102)	(13.7)%	2.2%	2.7%	(a)(b)
Administrative restructuring charges	8,449	(18,462)	(68.6)%	0.1%	0.4%	(c)
Operating income	$250,342	$623,933	167.0%	3.1%	(5.0)%

		Change from 2011
Source of operating income	2012	Amount	Percent
	(In thousands, except percent data)
United States	$164,750	$538,018	144.1%
Mexico	85,592	85,915	26,599.1%
Total operating income	$250,342	$623,933	167.0%

		Change from 2011
Sources of SG&A expenses	2012	Amount	Percent
	(In thousands, except percent data)
United States	$159,412	$(26,745)	(14.4)%	(a)
Mexico	17,629	(1,357)	(7.1)%	(b)
Total SG&A expense	$177,041	$(28,102)	(13.7)%

		Change from 2011
Sources of administrative restructuring charges	2012	Amount	Percent
	(In thousands, except percent data)
United States	$8,449	$(18,462)	(68.6)%	(c)
Total administrative restructuring charges	$8,449	$(18,462)	(68.6)%
(a)	SG&A expenses incurred by the U.S. operations during 2012 decreased $26.7 million, or 14.4%, from SG&A expenses incurred by the U.S. operations during 2011 primarily because of (i) a decrease in outside services and professional fees of $7.1 million, (ii) a decrease in transactional tax expenses of $3.1 million , (iii) a decrease in brokerage expenses of $3.0 million , (iv) a decrease in depreciation and amortization of $2.4 million, (v) a decrease in marketing and development expenses of $2.2 million and (vi) a decrease in payroll and related benefit expenses $1.5 million. Other factors affecting SG&A expense were immaterial.
(b)	SG&A expense incurred by the Mexico operations during 2012 decreased $1.4 million, or 7.1%, from SG&A expense incurred by the Mexico operations during 2011. Foreign exchange translation accounted for a decrease of $1.1 million of the decrease in SG&A expense. Other factors affecting SG&A expense were immaterial.
(c)	Administrative restructuring charges incurred during 2012 decreased $18.5 million, or 68.6%, from administrative restructuring charges incurred during 2011. During 2012, we incurred administrative restructuring charges composed of (i) flock rationalization costs of $3.7 million related to our Dallas, Texas plant closure, (ii) impairment costs of $2.8 million and (iii) a loss resulting from the disposal of certain unused assets of $2.0 million. During 2011, the Company incurred administrative restructuring charges composed of (i) impairment charges of $20.9 million, (ii) flock rationalization costs of $5.2 million related to the closure of the Dallas, Texas plant and (iii) severance costs of $0.7 million.

     Interest expense. Consolidated interest expense decreased 5.9% to $104.9 million in 2012 from $111.5 million in 2011 primarily because of decreased average borrowings of $1,242.2 million in 2012 compared to $1,483.0 million in 2011 partially offset by an increase in the weighted average interest rate to 7.0% in 2012 from 6.7% in 2011. As a percent of net sales, interest expense in 2012 and 2011 was 1.3% and 1.5%, respectively.

     Income taxes. The Company’s consolidated income tax benefit in 2012 was $21.0 million, compared to a tax expense of $8.6 million in 2011. The income tax benefit in 2012 resulted primarily from a decrease in valuation allowance and a decrease in reserves for unrecognized tax benefits. The income tax expense in 2011 resulted primarily from an increase in valuation allowance and an increase in reserves for unrecognized tax benefits. See “Note 13. Income Taxes” to the Consolidated Financial Statements.

2011 Compared to 2010

     Net sales. Net sales for 2011 increased $654.1 million, or 9.5%, from 2010. The following table provides additional information regarding net sales:

		Change from 2010
Source of net sales	2011	Amount	Percent
	(In thousands, except percent data)
United States	$6,778,727	$541,670	8.7%	(a)
Mexico	756,971	112,399	17.4%	(b)
Total net sales	$7,535,698	$654,069	9.5%
(a)	U.S. sales generated in 2011 increased $541.7 million, or 8.7%, from U.S. sales generated in 2010, which resulted from higher domestic sales of $5,986.4 million compared to $5,671.3 million in 2010 and higher export sales of $792.3 million compared to $565.7 million in 2010. An increase in unit sales volume, which resulted primarily from higher demand and the Company’s focused inventory reduction efforts during 2011 contributed $596.4 million, or 9.6 percentage points, to the period’s revenue increase. A decrease in net revenue per pound sold, which resulted primarily from a less favorable product mix sold in 2011 as compared to 2010, partially offset the positive impact that increased unit sales volume had on the period’s revenue comparison by $54.7 million, or 0.9 percentage points. Included in U.S. sales generated during 2011 and 2010 were sales to JBS USA, LLC totaling $117.9 million and $5.4 million, respectively.
(b)	Mexico sales generated in 2011 increased 17.4% from Mexico sales generated in 2010. Sales volume in 2011 increased $92.6 million, or 14.3 percentage points, from 2010 because of increased demand. Net revenue per pound sold in 2011 increased $19.8 million, or 3.1 percentage points, from 2010 primarily because of fluctuations in the Mexican peso against the U.S. dollar in 2011 and an increase in live chicken market prices.

     Gross profit (loss). Gross profit decreased by $602.5 million, or 130.7%, in 2011 from a gross profit of $461.0 million generated in 2010 to a gross loss of $141.5 million incurred in 2011. The following tables provide gross loss information:

		Change from 2010		Percent of Net Sales
Components of gross profit (loss)	2011	Amount	Percent	2011	2010
	(In thousands, except percent data)
Net sales	$7,535,698	$654,069	9.5%	100.0%	100.0%
Cost of sales	7,675,277	1,258,959	19.6%	101.9%	93.2%	(a)(b)
Operational restructuring charges	1,958	(2,360)	(54.7)%	—	0.1%	(c)
Gross profit (loss)	$(141,537)	$(602,530)	(130.7)%	(1.9)%	6.7%

		Change from 2010
Sources of gross profit (loss)	2011	Amount	Percent
	(In thousands, except percent data)
United States	$(160,200)	$(527,583)	(143.6)%
Mexico	18,663	(74,947)	(80.1)%
Total gross profit (loss)	$(141,537)	$(602,530)	(130.7)%

		Change from 2010
Sources of cost of sales	2011	Amount	Percent
	(In thousands, except percent data)
United States	$6,936,970	$1,071,614	18.3%	(a)
Mexico	738,307	187,345	34.0%	(b)
Total cost of sales	$7,675,277	$1,258,959	19.6%

		Change from 2010
Sources of operational restructuring charges	2011	Amount	Percent
	(In thousands, except percent data)
United States	$1,958	$(2,360)	(54.7)%	(c)
Total operational restructuring charges	$1,958	$(2,360)	(54.7)%

(a)	Cost of sales incurred by the U.S. operations during 2011 increased $1,071.6 million from cost of sales incurred by the U.S. operations during 2010. Live production costs, which increased primarily because of higher feed ingredient costs, contributed $773.1 million, or 11.1 percentage points, to the increase in cost of sales. The Company’s focused inventory reduction efforts during 2011, which resulted in increased sales, contributed $215.2 million, or 3.1 percentage points, to the increase in costs of sales. Higher freight, storage and handling costs contributed $29.9 million, or 0.4 percentage points, to the increase in cost of sales. Cost of sales incurred by our distribution, protein conversion and other operations, which increased due to higher unit sales volume, contributed $72.8 million, or 1.1 percentage points to the increase in cost of sales. The contribution to the increase in cost of sales resulting from a decrease in the amount of net gains recognized on both settled and outstanding derivative instruments of $5.4 million, or 0.1 percentage points. A decrease in utility, maintenance and other complex costs of $27.6 million or 0.4 percentage points, partially offset the increase in cost of sales. Included in the costs listed above are losses on egg sales and flock depletion expense of $18.5 million, product recall expenses of $7.9 million, and uninsured loss related to the Marshville, North Carolina facility of $1.9 million. Other factors affecting cost of sales were immaterial.
(b)	Cost of sales incurred by the Mexico operations during 2011 increased $187.3 million, or 34.0%, from cost of sales incurred by the Mexico operations during 2010. Increased sales volume contributed $79.2 million, or 14.4 percentage points, and foreign currency translation contributed $35.5 million, or 6.4 percentage points, to the increase in cost of sales. The remaining $72.6 million, or 13.2 percentage points, of the increase in cost of sales resulted primarily from higher feed ingredient costs.
(c)	Operational restructuring charges incurred by the U.S. operations during 2011 decreased $2.4 million, or 54.7%, from operational restructuring charges incurred by the U.S. operations during 2010. Operational restructuring charges for 2011 of $2.0 million represented impairment expense recognized to reduce the carrying amount of certain assets located at our commercial egg operations in Texas to fair value. Operational restructuring charges for 2010 represented impairment expense of $1.0 million recognized to reduce the carrying amount of certain assets located in our closed processing facility in Georgia and hatchery in North Carolina to fair value and relocation expenses of $3.3 million related to the integration with JBS USA.

     Operating income (loss). Operating income decreased $559.0 million, or 301.5%, in 2011 from operating income of $185.4 million generated for 2010 to an operating loss of $373.6 million incurred for 2011. The following tables provide operating income(loss) information:

		Change from 2010		Percent of Net Sales
Components of operating income (loss)	2011	Amount	Percent	2011	2010
	(In thousands, except percent data)
Gross profit	$(141,537)	$(602,530)	(130.7)%	(1.9)%	6.7%
SG&A expenses	205,143	(4,401)	(2.1)%	2.7%	3.0%	(a)(b)
Administrative restructuring charges	26,911	(39,111)	(59.2)%	0.4%	0.1%	(c)
Operating income (loss)	$(373,591)	$(559,018)	(301.5)%	(5.0)%	2.7%

		Change from 2010
Source of operating income (loss)	2011	Amount	Percent
	(In thousands, except percent data)
United States	$(373,268)	$(485,414)	(432.8)%
Mexico	(323)	(73,604)	(100.4)%
Total operating income (loss)	$(373,591)	$(559,018)	(301.5)%

		Change from 2010
Sources of SG&A expenses	2011	Amount	Percent
	(In thousands, except percent data)
United States	$186,157	$(3,058)	(1.6)%	(a)
Mexico	18,986	(1,343)	(6.6)%	(b)
Total SG&A expense	$205,143	$(4,401)	(2.1)%

		Change from 2010
Sources of administrative restructuring charges	2011	Amount	Percent
	(In thousands, except percent data)
United States	$26,911	$(39,111)	(59.2)%	(c)
Total administrative restructuring charges	$26,911	$(39,111)	(59.2)%
(a)	SG&A expenses incurred by the U.S. operations during 2011 decreased $3.1 million, or 1.6%, from SG&A expenses incurred by the U.S. operations during 2010 primarily because of (i) a $3.0 million decrease from the prior period in payroll and related benefit expenses, (ii) a decrease of $3.4 million in depreciation and losses on asset disposals, (iii) a decrease of $2.2 million related to sales programs and (iv) a decrease of $1.3 million in lease expenses. These decreases were partially offset by (i) a $3.7 million increase in expenses related to the Company’s insurance costs, (ii) a $1.7 million increase in property tax expense and (iii) a $1.5 million increase in outside services. Other factors affecting SG&A expense were immaterial.

(b)	SG&A expense incurred by the Mexico operations during 2011 decreased $1.3 million, or 6.6%, from SG&A expense incurred by the Mexico operations during 2010 primarily because of increased freight and storage costs of $1.0 million that were partially offset by a $0.9 million decrease in costs related to employee relations and a $1.4 million decrease in outside services related expenses.
(c)	During 2011, the Company incurred administrative restructuring charges composed of (i) impairment charges of $20.9 million, (ii) flock rationalization costs of $5.2 million related to the closure of the Dallas, Texas plant and (iv) severance costs of $0.7 million. During 2010, the Company incurred administrative restructuring charges composed of (i) impairment charges of $25.5 million, (ii) change-in-control compensation costs of $18.2 million, (iii) severance costs of $13.0 million, (iv) relocation charges of $7.2 million related to the integration with JBS USA and (v) other facility closure costs of $2.1 million.

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

     Early extinguishment of debt. The Company did not recognize any expense related to the early extinguishment of debt in 2011. The Company incurred expenses of $11.7 million related to the early extinguishment of debt in 2010. These expenses included costs associated with the elimination of unamortized capitalized finance charges related to the Term A loan and a portion of the Term B loan of the U.S. Credit Facility.

     Reorganization items. The Company did not recognize any reorganization costs in 2011. The Company incurred reorganization costs of $18.5 million in 2010. These expenses included (i) costs associated with the elimination of unamortized capitalized finance charges related to our pre-petition secured credit facilities, the 7 ⅝% senior notes due 2015 and the 8 ⅜% senior subordinated notes due 2017, (ii) professional fees charged for post-petition reorganization services and (iii) severance and other costs related to post-petition facility closures and reduction-in-force actions. These reorganization costs were partially offset by the recognition during the three months ended March 28, 2010 of a previously unrealized gain totaling $4.1 million on a derivative financial instrument designated as a cash flow hedge related to public debt extinguished on December 28, 2009.

     Income taxes. The Company’s consolidated income tax expense in 2011 was $8.6 million, compared to a tax benefit of $23.8 million in 2010. The income tax expense in 2011 resulted primarily from an increase in valuation allowance and an increase in reserves for unrecognized tax benefits. The income tax benefit in 2010 resulted primarily from the deconsolidation for tax purposes of the Mexico operations and a decrease in the valuation allowance, offset by an increase in reserves for unrecognized tax benefits. See “Note 13. Income Taxes” to the Consolidated Financial Statements.

Liquidity and Capital Resources

     The following table presents our available sources of liquidity as of December 30, 2012:

	Facility	Amount
Source of Liquidity	Amount	Outstanding	Available
	(In millions)
Cash and cash equivalents	$—	$—	$68.2
Debt facilities:
U.S. Credit Facility	700.0	103.6	529.9	(a)
Mexico Credit Facility	42.8	—	42.8	(b)
(a)	Actual borrowings by the Company under the U.S. Credit Facility (as defined below) are subject to a borrowing base, which is a formula based on certain eligible inventory and eligible receivables. The borrowing base in effect on December 30, 2012 was $658.1 million. Availability under the U.S. Credit Facility is also reduced by the Company’s outstanding standby letters of credit. Standby letters of credit outstanding at December 30, 2012 totaled $24.6 million.
(b)	Under the Mexico Credit Facility (as defined below), if (i) any default or event of default has occurred and is continuing or (ii) the quotient of the borrowing base divided by the outstanding loans and letters of credit (the “Collateral Coverage Ratio”) under the Mexico Credit Facility is less than 1.25 to 1.00, the loans and letters of credit under the Mexico Credit Facility will be subject to, and cannot exceed, a borrowing base. The borrowing base is a formula based on accounts receivable, inventory, prepaid assets, net cash under the control of the administrative agent and up to 150.0 million Mexican pesos of fixed assets of the loan parties. The borrowing base formula will be reduced by trade payables of the loan parties. If the Collateral Coverage Ratio falls below 1.25 to 1.00, the borrowing base requirement would terminate upon the earlier of (i) the Collateral Coverage Ratio exceeding 1.25 to 1.00 as of the latest measurement period for 60 consecutive days or (ii) the borrowing availability under the Mexico Credit Facility being equal to or greater than the greater of 20% of the revolving commitments under the Mexico Credit Facility and 100.0 million Mexican pesos for a period of 60 consecutive days.

Debt Obligations

     Senior and Subordinated Notes. At December 30, 2012, the Company had an aggregate principal balance of $500.0 million of 7 ⅞% senior notes due 2018 (the “2018 Notes”) outstanding that are registered under the Securities Act of 1933. The 2018 Notes are unsecured obligations of the Company and are guaranteed by one of the Company’s subsidiaries. Interest is payable on December 15 and June 15 of each year, commencing on June 15, 2011. The indenture governing the 2018 Notes contains various covenants that may adversely affect our ability, among other things, to incur additional indebtedness, incur liens, pay dividends or make certain restricted payments, consummate certain asset sales, enter into certain transactions with JBS USA and our other affiliates, merge, consolidate and/or sell or dispose of all or substantially all of our assets. Additionally, we have an aggregate principal balance of $3.9 million of 7 ⅝% senior unsecured notes, 8 ⅜% senior subordinated unsecured notes and 9 ¼% senior unsecured notes outstanding at December 30, 2012.

     JBS Subordinated Loan Agreement. On June 23, 2011, the Company entered into a Subordinated Loan Agreement with JBS USA (the “Subordinated Loan Agreement”), which provided an aggregate commitment of $100.0 million. On June 23, 2011, JBS USA made a term loan to the Company in the principal amount of $50.0 million. Pursuant to the terms of the Subordinated Loan Agreement, we also agreed to reimburse JBS USA up to $56.5 million for draws upon any letters of credit issued for JBS USA’s account that support certain obligations of the Company or its subsidiaries. On December 16, 2011, the Company and JBS USA executed an amendment to the Subordinated Loan Agreement that, among other things, provided that if the Company consummated a stock rights offering (the “Rights Offering”) that allowed stockholders of record as of January 17, 2012 to purchase an aggregate 44,444,444 shares of the Company’s common stock on or before March 24, 2012, the loan commitment under the Subordinated Loan Agreement would be terminated. The Company consummated the Rights Offering on February 29, 2012. Further, under the U.S. Credit Facility (as defined below), following the consummation of the Rights Offering, (i) the Company, at its option, was permitted to prepay the outstanding $50.0 million term loan under the Subordinated Loan Agreement and (ii) the existing commitment of JBS USA to make an additional $50.0 million term loan to the Company under the Subordinated Loan Agreement would be terminated. On March 7, 2012, the Company repaid the outstanding $50.0 million term loan under the Subordinated Loan Agreement, plus accrued interest, with proceeds received from the Rights Offering and the remaining commitment of JBS USA to make loans under the Subordinated Loan Agreement was terminated.

     JBS USA agreed to arrange for letters of credit to be issued on its account in the amount of $56.5 million to an insurance company serving the Company in order to allow that insurance company to return cash it held as collateral against potential workers compensation, auto and general liability claims. In return for providing this letter of credit, the Company has agreed to reimburse JBS USA for the letter of credit costs the Company would otherwise incur under its U.S. Credit Facility. The total amounts paid by the Company in 2012 and 2011 to reimburse JBS USA for letter of credit costs, were $2.2 million and $0.4 million, respectively. As of December 30, 2012, the Company has accrued an obligation of $0.2 million to reimburse JBS USA for letter of credit costs incurred on its behalf.

     U.S. Credit Facility. Pilgrim’s and certain of its subsidiaries have entered into a credit agreement (the “U.S. Credit Facility”) with CoBank ACB, as administrative agent and collateral agent, and other lenders party thereto, which currently provides a $700.0 million revolving credit facility and a Term B facility. The U.S. Credit Facility also includes an accordion feature that allows us, at any time, to increase the aggregate revolving loan commitment by up to an additional $100.0 million and to increase the aggregate Term B loans commitment by up to an additional $400.0 million, in each case subject to the satisfaction of certain conditions, including obtaining the lenders’ agreement to participate in the increase and an aggregate limit on all commitments under the U.S. Credit Facility of $1.85 billion. On April 22, 2011, we increased the amount of the sub-limit for swingline loans under the U.S. Credit Facility to $100.0 million. The revolving loan commitment and the Term B loans will mature on December 28, 2014.

     On December 28, 2009, the Company paid loan costs totaling $50.0 million related to the U.S. Credit Facility that it recognized as an asset on its balance sheet. The Company amortizes these capitalized costs to interest expense over the life of the U.S. Credit Facility.

     Subsequent to the end of each fiscal year, a portion of our cash flow must be used to repay outstanding principal amounts under the Term B loans. With respect to 2012, the Company estimates that it will be required to pay approximately $141.0 million of its cash flow toward the outstanding principal under the Term B loans, which the Company expects to pay on April 29, 2013. The Company did not have excess cash flow from 2011 to be applied toward the outstanding principal under the Term B loans. In April 2011, the Company paid approximately $46.3 million of its excess cash flow from 2010 toward the outstanding principal under the Term B loans. The excess cash flow payments have been and will continue to be applied to installments of the Term B loans ratably in accordance with the then outstanding amounts thereof. The U.S. Credit Facility also requires us to use the proceeds we receive from certain asset sales and specified debt or equity issuances and upon the occurrence of other events to repay outstanding borrowings under the U.S. Credit Facility. The cash proceeds received by the Company from the Rights Offering were not subject to this requirement. On December 30, 2012, a principal amount of $559.1 million under the Term B loans commitment was outstanding.

     Actual borrowings by the Company under the revolving credit commitment component of the U.S. Credit Facility are subject to a borrowing base, which is a formula based on certain eligible inventory, eligible receivables and restricted cash under the control of CoBank ACB. As of December 30, 2012, the applicable borrowing base was $658.1 million, the amount available for borrowing under the revolving loan commitment was $529.9 million and outstanding borrowings and letters of credit under the revolving loan commitment were $103.6 million and $24.6 million, respectively.

     The U.S. Credit Facility contains financial covenants and various other covenants that may adversely affect our ability to, among other things, incur additional indebtedness, incur liens, pay dividends or make certain restricted payments, consummate certain assets sales, enter into certain transactions with JBS USA and our other affiliates, merge, consolidate and/or sell or dispose of all or substantially all of our assets. On June 23, 2011 and December 16, 2011, the Company entered into amendments to the U.S. Credit Facility, which, among other things, (i) temporarily suspended the requirement for the Company to comply with the fixed charge coverage ratio and senior secured leverage ratio financial covenants until the quarter ended December 30, 2012, (ii) modified the fixed charge coverage ratio financial covenant so that when the requirement to comply with this covenant resumes in the quarter ended December 30, 2012, the Company can calculate the fixed charge coverage ratio based upon a specified number of fiscal quarters selected by the Company, (iii) reduced the minimum allowable consolidated tangible net worth to the sum of $450 million plus 50% of the cumulative net income (excluding any losses) of the Company from December 16, 2011 through such date of calculation and (iv) increased the maximum allowable senior secured leverage ratio, determined for any period of four consecutive fiscal quarters ending on the last day of each fiscal quarter, to be no greater than 4.0 to 1.0 for periods calculated from September 24, 2012 and thereafter. The Company is currently in compliance with these financial covenants.

     The U.S. Credit Facility provides that the Company may not incur capital expenditures in excess of $175.0 million in either 2011 or 2012 and $350.0 million each fiscal year thereafter. The U.S. Credit Facility contains various other covenants that may adversely affect our ability to, among other things, incur additional indebtedness, incur liens, pay dividends or make certain restricted payments, consummate certain assets sales, enter into certain transactions with JBS USA and our other affiliates, merge, consolidate and/or sell or dispose of all or substantially all of our assets.

     All obligations under the U.S. Credit Facility are unconditionally guaranteed by certain of the Company’s subsidiaries and are secured by a first priority lien on (i) the accounts receivable and inventories of the Company and its non-Mexico subsidiaries, (ii) 65% of the equity interests in the Company’s direct foreign subsidiaries and 100% of the equity interests in the Company’s other subsidiaries, (iii) substantially all of the personal property and intangibles of the borrowers and guarantors under the U.S. Credit Facility and (iv) substantially all of the real estate and fixed assets of the Company and the guarantor subsidiaries under the U.S. Credit Facility.

     Mexico Credit Facility. On October 19, 2011, Avícola Pilgrim’s Pride de México, S.A. de C.V. , Pilgrim’s Pride S. de R.L. de C.V. and certain Mexican subsidiaries entered into an amended and restated credit agreement (the “Mexico Credit Facility”) with ING Bank (México), S.A. Institución de Banca Múltiple, ING Grupo Financiero, as lender and ING Capital LLC, as administrative agent. The Mexico Credit Facility has a final maturity date of September 25, 2014. The Mexico Credit Facility is secured by substantially all of the assets of the Company’s Mexico subsidiaries. As of December 30, 2012, the U.S. dollar-equivalent of the loan commitment under the Mexico Credit Facility was $42.8 million. There were no outstanding borrowings under the Mexico Credit Facility at December 30, 2012.

     Under the Mexico Credit Facility, if (i) any default or event of default has occurred and is continuing or (ii) the quotient of the borrowing base divided by the outstanding loans and letters of credit (the “Collateral Coverage Ratio”) under the Mexico Credit Facility is less than 1.25 to 1.00, the loans and letters of credit under the Mexico Credit Facility will be subject to, and cannot exceed, a borrowing base. The borrowing base is a formula based on accounts receivable, inventory, prepaid assets, net cash under the control of the administrative agent and up to 150.0 million Mexican pesos of fixed assets of our Mexico subsidiaries party to the Mexico Credit Facility. The borrowing base formula will be reduced by trade payables of those Mexico subsidiaries. If the Collateral Coverage Ratio falls below 1.25 to 1.00, the borrowing base requirement would terminate upon the earlier of (i) the Collateral Coverage Ratio exceeding 1.25 to 1.00 as of the latest measurement period for 60 consecutive days or (ii) the borrowing availability under the Mexico Credit Facility being equal to or greater than the greater of 20% of the revolving commitments under the Mexico Credit Facility and 100.0 million Mexican pesos for a period of 60 consecutive days.

     Avicola may pay dividends or make other restricted payments to the Company in an amount not to exceed in the aggregate 250.0 million Mexican pesos during the term of the Mexico Credit Facility if certain conditions are satisfied, including a condition that availability is at least 100% of the revolving loan commitment under the Mexico Credit Facility, less any letter of credit liability under the Mexico Credit Facility. However, the Company deems its earnings from Mexico as of December 30, 2012 to be permanently reinvested. As such, U.S. deferred income taxes have not been provided on these earnings. If such earnings were not considered indefinitely reinvested, certain deferred foreign and U.S. income taxes would be provided.

Collateral

     Substantially all of our domestic inventories and domestic fixed assets are pledged as collateral to secure the obligations under the U.S. Credit Facility. The Mexico Credit Facility is secured by substantially all of the assets of the Company’s Mexico subsidiaries.

Off-Balance Sheet Arrangements

     We maintain operating leases for various types of equipment, some of which contain residual value guarantees for the market value of assets at the end of the term of the lease. The terms of the lease maturities range from one to ten years. We estimate the maximum potential amount of the residual value guarantees is approximately $8.4 million; however, the actual amount would be offset by any recoverable amount based on the fair market value of the underlying leased assets. No liability has been recorded related to this contingency as the likelihood of payments under these guarantees is not considered to be probable, and the fair value of the guarantees is immaterial. We historically have not experienced significant payments under similar residual guarantees.

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

Capital Expenditures

     We anticipate spending approximately $107.0 million on the acquisition of property, plant and equipment in 2013. Capital expenditures will primarily be incurred to improve efficiencies and reduce costs. We expect to fund these capital expenditures with cash flow from operations and proceeds from the revolving lines of credit under our various debt facilities.

Indefinite Reinvestment of Mexico Subsidiaries’ Undistributed Earnings

     We have determined that the undistributed earnings of our Mexico subsidiaries will be indefinitely reinvested and not distributed to the U.S. The undistributed earnings of our Mexico subsidiaries totaled $208.6 million at December 30, 2012.

Contractual Obligations

     In addition to our debt commitments at December 30, 2012, we had other commitments and contractual obligations that obligate us to make specified payments in the future. The following table summarizes the total amounts due as of December 30, 2012, under all debt agreements, commitments and other contractual obligations. The table indicates the years in which payments are due under the contractual obligations.

	Payments Due By Period
		Less than 1			More than 5
Contractual Obligations(e)	Total	year	1-3 years	3-5 years	years
	(In thousands)
Long-term debt(a)	$1,166,587	$156,762	$506,308	$3,517	$500,000
Interest(b)	343,120	89,190	133,186	80,574	40,170
Capital leases(c)	1,145	194	510	349	92
Operating leases	12,650	7,450	5,200	—	—
Derivative liabilities	1,530	1,530	—	—	—
Purchase obligations(d)	230,850	230,265	585	—	—
Total	$1,755,882	$485,391	$645,789	$84,440	$540,262
(a)	Long-term debt includes an unaccreted discount of $2.7 million and excludes $24.6 million in letters of credit outstanding related to normal business transactions. Pursuant to the U.S. Credit Facility, subsequent to the end of each fiscal year, a portion of our cash flow must be used to repay outstanding principal amounts under the Term B loans. The Company is required to pay approximately $141.0 million with respect to 2012.
(b)	Interest expense in the table above assumes the continuation of interest rates and outstanding borrowings under our credit facilities as of December 30, 2012.
(c)	Capital leases includes $0.3 million in interest expense.
(d)	Includes agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction.
(e)	The total amount of PPC’s unrecognized tax benefits at December 30, 2012 was $16.6 million. We did not include this amount in the contractual obligations table above as reasonable estimates cannot be made at this time of the amounts or timing of future cash outflows. The table above does not include estimated funding of our unfunded pension and other postretirement benefits obligations totaling approximately $104.0 million at December 30, 2012 as discussed in “Note 14. Pension and Other Postretirement Benefits” to the Consolidated Financial Statements.

Historical Flow of Funds

Fiscal Year 2012

     Cash provided by operating activities was $199.6 million for 2012 and cash used in operating activities was $129.0 million for 2011. The increase in cash flows provided by operating activities was primarily from net income of $174.0 million for 2012 as compared to a net loss of $495.7 million for 2011 and changes in working capital (excluding the impacts as a result of changes in foreign currency exchange rates).

     Our net working capital position, which we define as current assets less current liabilities, increased $65.5 million to a surplus of $812.5 million and a current ratio of 2.11 at December 30, 2012 compared to a surplus of $747.0 million and a current ratio of 2.04 at December 25, 2011. The increase in working capital was caused by the generation of cash from operations.

     Trade accounts and other receivables, including accounts receivable from JBS USA, increased $16.0 million, or 4.3%, to $386.4 million at December 30, 2012 from $370.4 million at December 25, 2011. The change in trade accounts and other receivables resulted primarily from increased sales prices.

     Inventories increased $71.2 million, or 8.1%, to $950.3 million at December 30, 2012 from $879.1 million at December 25, 2011. The change in inventories was primarily due to increased costs for live chicken products and feed, eggs and other inventory items.

     Prepaid expenses and other current assets increased $3.7 million, or 7.1%, to $56.0 million at December 30, 2012 from $52.3 million at December 25, 2011. This change resulted primarily from a $9.8 million increase in value-added tax receivables and an increase of $12.0 million in prepaid insurance. These increases were partially offset by a decrease of $14.2 million in prepaid grain purchases and a decrease of $4.3 million in open derivative positions.

     Accounts payable, including accounts payable to JBS USA, decreased $14.7 million, or 4.3%, to $325.8 million at December 30, 2012 from $340.5 million at December 25, 2011. This change resulted from the timing of payments disbursed to vendors at December 25, 2011.

     Accrued expenses increased $1.7 million, or 0.6%, to $283.5 million at December 30, 2012 from $281.8 million at December 25, 2011. This change resulted primarily from a $5.3 million increase in compensation, benefits and other employee-related accruals and a $4.5 million increase in accrued property taxes. These increases were partially offset by a decrease of $3.9 million in market development fund accruals, a $2.3 million decrease in accrued interest, a $1.1 million decrease in brokerage accrued expenses and a $1.0 million decrease in outstanding derivative liabilities.

     Cash used in investing activities was $60.4 million and $58.2 million in 2012 and 2011, respectively. We incurred capital expenditures of $90.3 million and $136.0 million for 2012 and 2011, respectively. In 2012, capital expenditures were primarily incurred for the routine replacement of equipment and to improve efficiencies and reduce costs. In 2011, capital expenditures were primarily incurred for the reopening of the Douglas, Georgia facility and for the routine replacement of equipment and to improve efficiencies and reduce costs. Capital expenditures for 2012 could not exceed $175 million under the terms of the U.S. Credit Facility. Cash was used to purchase investment securities totaling $0.2 million and $4.6 million in 2012 and 2011, respectively. Cash proceeds in 2012 and 2011 from the sale or maturity of investment securities were $0.7 million and $15.9 million, respectively. Cash proceeds from property disposals in 2012 and 2011 were $29.4 million and $29.0 million, respectively. Cash proceeds from business dispositions in 2011 totaled $37.5 million.

     Cash used in financing activities was $111.0 million in 2012. Cash provided by financing activities was $126.9 million in 2011. Cash was used in 2012 to repay the note payable to JBS USA totaling $50.0 million. Cash proceeds in 2011 from notes payable to JBS USA were $50.0 million. Cash proceeds in 2012 and 2011 from long-term debt were $851.4 million and $965.7 million, respectively. Cash was used to repay long-term debt totaling $1,110.7 million and $881.8 million in 2012 and 2011, respectively. Cash proceeds in 2012 from the sale of common stock were $198.3 million. Cash was used to pay capitalized loan costs totaling $4.4 million in 2011. Cash used to purchase the remaining interest in a subsidiary we did not already own totaled $2.5 million in 2011. Cash was used for other financing activities totaling $0.1 million in 2011.

Fiscal Year 2011

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

Recently Adopted Accounting Pronouncements

     On December 26, 2011, the Company adopted Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Disclosure Requirements in the U.S. GAAP and IFRS. The amendment clarifies the FASB’s intent about the application of existing fair value measurement and disclosure requirements (ASC Topic 820) and improves consistency in wording to ensure that U.S. GAAP and International Financial Reporting Standards (“IFRS”) are described the same way. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The adoption did not have a material impact on the Company’s consolidated financial statements.

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

     Inventory. Live chicken inventories are stated at the lower of cost or market and breeder hens at the lower of cost, less accumulated amortization, or market. The costs associated with breeder hens are accumulated up to the production stage and amortized over their productive lives using the unit-of-production method. Finished poultry products, feed, eggs and other inventories are stated at the lower of cost (average) or market. We record valuations and adjustments for our inventory and for estimated obsolescence at or equal to the difference between the cost of inventory and the estimated market value based upon known conditions affecting inventory obsolescence, including significantly aged products, discontinued product lines, or damaged or obsolete products. We allocate meat costs between our various finished chicken products based on a by-product costing technique that reduces the cost of the whole bird by estimated yields and amounts to be recovered for certain byproduct parts. This primarily includes leg quarters, wings, tenders and offal, which are carried in inventory at the estimated recovery amounts, with the remaining amount being reflected as our breast meat cost. Generally, the Company performs an evaluation of whether any lower of cost or market adjustments are required at the country level based on a number of factors, including: (i) pools of related inventory, (ii) product continuation or discontinuation, (iii) estimated market selling prices and (iv) expected distribution channels. If actual market conditions or other factors are less favorable than those projected by management, additional inventory adjustments may be required.

     Property, Plant and Equipment. The Company records impairment charges on long-lived assets held for use when events and circumstances indicate that the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. The impairment charge is determined based upon the amount by which the net book value of the assets exceeds their fair market value. In making these determinations, the Company utilizes certain assumptions, including, but not limited to: (i) future cash flows estimated to be generated by these assets, which are based on additional assumptions such as asset utilization, remaining length of service and estimated salvage values, (ii) estimated fair market value of the assets, and (iii) determinations with respect to the lowest level of cash flows relevant to the respective impairment test, generally groupings of related operational facilities. Given the interdependency of the Company’s individual facilities during the production process, which operate as a vertically integrated network, and the fact that the Company does not price the transfers of inventory between its vertically integrated facilities at market prices, it evaluates impairment of assets held for use at the country level (i.e., the U.S. and Mexico) within each segment. Management believes this is the lowest level of identifiable cash flows for its assets that are held for use in production activities. At the present time, the Company’s forecasts indicate that it can recover the carrying value of its assets held for use based on the projected undiscounted cash flows of the operations.

     The Company records impairment charges on long-lived assets held for sale when the carrying amount of those assets exceeds their fair value less appropriate selling costs. Fair value is based on amounts documented in sales contracts or letters of intent accepted by the Company, amounts included in counteroffers initiated by the Company, or, in the absence of current contract negotiations, amounts determined using a sales comparison approach for real property and amounts determined using a cost approach for personal property. Under the sales comparison approach, sales and asking prices of reasonably comparable properties are considered to develop a range of unit prices within which the current real estate market is operating. Under the cost approach, a current cost to replace the asset new is calculated and then the estimated replacement cost is reduced to reflect the applicable decline in value resulting from physical deterioration, functional obsolescence and economic obsolescence. Appropriate selling costs includes reasonable broker’s commissions, costs to produce title documents, filing fees, legal expenses and the like. We estimate appropriate closing costs as 4% to 6% of asset fair value. This range of rates is considered reasonable for our assets held for sale based on historical experience. The Company recognized impairment charges related to assets held for sale of $2.8 million and $24.7 million during 2012 and 2011, respectively.

     Litigation and Contingent Liabilities. The Company is subject to lawsuits, investigations and other claims related to employment, environmental, product, and other matters. The Company is required to assess the likelihood of any adverse judgments or outcomes, as well as potential ranges of probable losses, to these matters. The Company estimates the amount of reserves required for these contingencies when losses are determined to be probable and after considerable analysis of each individual issue. The Company expenses legal costs related to such loss contingencies as they are incurred. With respect to our environmental remediation obligations, the accrual for environmental remediation liabilities is measured on an undiscounted basis. These reserves may change in the future due to changes in the Company’s assumptions, the effectiveness of strategies, or other factors beyond the Company’s control.

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

     Income Taxes. Starting in 2011, the Company follows the provisions of ASC 740-10-30-27 in the Expenses-Income Taxes topic with regards to members of a group that file a consolidated tax return but issue separate financial statements. The Company files its own U.S. federal tax return, but is included in certain state consolidated returns with JBS USA. The income tax expense of the Company is computed using the separate return method. The provision for income taxes has been determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred income taxes reflect the net tax effect of temporary differences between the book and tax bases of recorded assets and liabilities, net operating losses and tax credit carry forwards. The amount of deferred tax on these temporary differences is determined using the tax rates expected to apply to the period when the asset is realized or the liability is settled, as applicable, based on the tax rates and laws in the respective tax jurisdiction enacted as of the balance sheet date. The Company recognizes potential interest and penalties related to income tax positions as a part of the income tax provision.

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

     Indefinite Reinvestment in Foreign Subsidiaries. The Company deems its earnings from Mexico as of December 30, 2012 to be permanently reinvested. As such, U.S. deferred income taxes have not been provided on these earnings. If such earnings were not considered indefinitely reinvested, certain deferred foreign and U.S. income taxes would be provided. For activity after 2008, the Company did not permanently reinvest its earnings in Puerto Rico. Therefore, net earnings generated in Puerto Rico have U.S. taxes provided as if the earnings were distributed.

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

     Pension and Other Postretirement Benefits. The Company’s pension and other postretirement benefit costs and obligations are dependent on the various actuarial assumptions used in calculating such amounts. These assumptions relate to discount rates, salary growth, long-term return on plan assets and other factors. The Company bases the discount rate assumptions on current investment yields on high-quality corporate long-term bonds. The salary growth assumptions reflect our long-term actual experience and future or near-term outlook. Long-term return on plan assets is determined based on historical portfolio results and management’s expectation of the future economic environment. Actual results that differ from our assumptions are accumulated and, if in excess of the lesser of 10% of the projected benefit obligation or the fair market value of plan assets, amortized over either (i) the estimated average future service period of active plan participants if the plan is active or (ii) the estimated average future life expectancy of all plan participants if the plan is frozen.

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

     Market risk is estimated as a hypothetical 10% increase in the weighted-average cost of our primary feed ingredients as of December 30, 2012. Based on our feed consumption during 2012, such an increase would have resulted in an increase to cost of sales of approximately $324.7 million, excluding the impact of any feed ingredients derivative financial instruments in that period. A 10% change in ending feed ingredients inventories at December 30, 2012 would be $10.7 million, excluding any potential impact on the production costs of our chicken inventories. A 10% change in corn and soybean meal prices on December 30, 2012 would have resulted in an approximate $12,500 change in the fair value of our net commodity derivative asset position as of that date.

     Foreign Currency. Our earnings are affected by foreign exchange rate fluctuations related to the Mexican peso net monetary position of our Mexican subsidiaries. We manage this exposure primarily by attempting to minimize our Mexican peso net monetary position. We are also exposed to the effect of potential exchange rate fluctuations to the extent that amounts are repatriated from Mexico to the U.S. However, we currently anticipate that the future cash flows of our Mexican subsidiaries will be reinvested in our Mexican operations. In addition, the Mexican peso exchange rate can directly and indirectly impact our financial condition and results of operations in several ways, including potential economic recession in Mexico because of devaluation of their currency. The impact on our financial position and results of operations resulting from a hypothetical change in the exchange rate between the U.S. dollar and the Mexican peso cannot be reasonably estimated. Foreign currency exchange gains and losses, representing the change in the U.S. dollar value of the net monetary assets of our Mexican subsidiaries denominated in Mexican pesos, was a gain of $4.9 million in 2012, a loss of $12.6 million in 2011 and a gain of $0.1 million in 2010. The average exchange rates for 2012, 2011 and 2010 were 13.16 Mexican pesos to 1 U.S. dollar, 12.39 Mexican pesos to 1 U.S. dollar and 12.65 Mexican pesos to 1 U.S. dollar, respectively. No assurance can be given as to how future movements in the Mexican peso could affect our future financial condition or results of operations.

     Interest Rates. Our earnings are also affected by changes in interest rates due to the impact those changes have on our variable-rate debt instruments. We had variable-rate debt instruments representing approximately 32.5% of our total debt at December 30, 2012. Holding other variables constant, including levels of indebtedness, an increase in interest rates of 25 basis points would have increased our interest expense by $0.9 million for 2012. These amounts are determined by considering the impact of the hypothetical interest rates on our variable-rate debt at December 30, 2012.

     Market risk for fixed-rate debt is estimated as the potential increase in fair value resulting from a hypothetical decrease in interest rates of 10%. Using a discounted cash flow analysis, a hypothetical 10% decrease in interest rates would have increased the fair value of our fixed rate debt by approximately $4.6 million as of December 30, 2012.

     Available-for-Sale Securities. Certain retirement plans that we sponsor invest in a variety of financial instruments. In response to the continued turbulence in global financial markets, we have analyzed the portfolios of plan investments and, to the best of our knowledge, none of the plan investments, including money market funds units, commercial paper and municipal securities, have been downgraded because of this turbulence, and neither the plans nor any fund in which they participate hold significant amounts of structured investment vehicles, mortgage backed securities, collateralized debt obligations, auction-rate securities, credit derivatives, hedge funds investments, fund of funds investments or perpetual preferred securities.

     Impact of Inflation. Due to low to moderate inflation in the U.S. and Mexico and our rapid inventory turnover rate, the results of operations have not been significantly affected by inflation during the past three-year period.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Pilgrim’s Pride Corporation

We have audited the accompanying consolidated balance sheet of Pilgrim’s Pride Corporation (the “Company”) as of December 30, 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the fifty-three weeks ended December 30, 2012. In connection with our audit of the consolidated financial statements, we have also audited financial statement schedule II, Valuation and Qualifying Accounts, as of and for the fifty-three weeks ended December 30, 2012. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pilgrim’s Pride Corporation as of December 30, 2012, and the consolidated results of its operations and its cash flows for the fifty-three weeks ended December 30, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited the retrospective adjustments applied to earnings per share in the 2011 and 2010 consolidated financial statements as described in “Note 15. Stockholder’s Equity” under the section “Rights Offering.” In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2011 and 2010 consolidated financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2011 and 2010 consolidated financial statements taken as a whole.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pilgrim’s Pride Corporation’s internal control over financial reporting as of December 30, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 15, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Denver, Colorado
February 15, 2013

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Pilgrim’s Pride Corporation

We have audited, before the effects of the adjustments to retrospectively apply the change in accounting described in “Note 15. Stockholder’s Equity,” the accompanying consolidated balance sheet of Pilgrim’s Pride Corporation (the “Company”) as of December 25, 2011, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the years ended December 25, 2011 and December 26, 2010 (the 2011 and 2010 consolidated financial statements before the effects of the adjustments discussed in “Note 15. Stockholders’ Equity” are not presented herein). Our audits also include the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements, before the effects of the adjustments to retrospectively apply the change in accounting described in “Note 15. Stockholder’s Equity,” present fairly, in all material respects, the consolidated financial position of Pilgrim’s Pride Corporation at December 25, 2011, and the consolidated results of its operations and its cash flows for the years ended December 25, 2011 and December 26, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the change in accounting described in “Note 15. Stockholder’s Equity,” and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by KPMG LLP.

/s/ Ernst & Young LLP
Denver, Colorado
February 17, 2012

PILGRIM’S PRIDE CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 30, 2012	December 25, 2011
	(In thousands, except shares and per share data)
Assets:
Cash and cash equivalents	$68,180	$41,609
Restricted cash and cash equivalents	—	7,680
Investment in available-for-sale securities	—	157
Trade accounts and other receivables, less allowance for doubtful accounts	384,930	349,222
Accounts receivable from JBS USA, LLC	1,514	21,198
Inventories	950,296	879,094
Income taxes receivable	54,719	59,067
Prepaid expenses and other current assets	56,047	52,350
Assets held for sale	27,042	53,816
Total current assets	1,542,728	1,464,193
Investment in available-for-sale securities	—	497
Deferred tax assets	97,431	71,099
Other long-lived assets	45,523	57,921
Identified intangible assets, net	38,266	44,083
Property, plant and equipment, net	1,189,921	1,241,752
Total assets	$2,913,869	$2,879,545
Liabilities and stockholders’ equity:
Accounts payable	$312,365	$328,864
Accounts payable to JBS USA, LLC	13,436	11,653
Accrued expenses and other current liabilities	283,540	281,797
Income taxes payable	468	—
Current deferred tax liabilities	104,482	79,248
Current maturities of long-term debt	15,886	15,611
Total current liabilities	730,177	717,173
Long-term debt, less current maturities	1,148,870	1,408,001
Note payable to JBS USA Holdings, Inc.	—	50,000
Other long-term liabilities	125,825	145,941
Total liabilities	2,004,872	2,321,115
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $.01 par value, 50,000,000 shares authorized; no shares issued	—	—
Common stock, $.01 par value, 800,000,000 shares authorized; 258,999,033 and 214,281,914 shares issued and outstanding at year-end 2012 and 2011,
respectively.	2,590	2,143
Additional paid-in capital	1,642,003	1,443,484
Accumulated deficit	(669,711)	(843,945)
Accumulated other comprehensive loss	(68,511)	(46,070)
Total Pilgrim’s Pride Corporation stockholders’ equity	906,371	555,612
Noncontrolling interest	2,626	2,818
Total stockholders’ equity	908,997	558,430
Total liabilities and stockholders’ equity	$2,913,869	$2,879,545

The accompanying notes are an integral part of these Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fifty-Three Weeks	Fifty-Two Weeks	Fifty-Two Weeks
	Ended	Ended	Ended
	December 30, 2012	December 25, 2011	December 26, 2010
	(In thousands, except per share data)
Net sales	$8,121,382	$7,535,698	$6,881,629
Costs and expenses:
Cost of sales	7,685,550	7,675,277	6,416,318
Operational restructuring charges, net	—	1,958	4,318
Gross profit (loss)	435,832	(141,537)	460,993
Selling, general and administrative expense	177,041	205,143	209,544
Administrative restructuring charges, net	8,449	26,911	66,022
Total costs and expenses	7,871,040	7,909,289	6,696,202
Operating income (loss)	250,342	(373,591)	185,427
Other expenses (income):
Interest expense	104,926	111,532	105,553
Interest income	(1,397)	(1,465)	(3,805)
Foreign currency transaction losses (gains)	(4,810)	12,601	212
Loss on early extinguishment of debt	—	—	11,726
Miscellaneous, net	(1,439)	(9,133)	(13,288)
Total other expenses	97,280	113,535	100,398
Income (loss) from continuing operations before
reorganization	153,062	(487,126)	85,029
Reorganization items, net	—	—	18,541
Income (loss) from continuing operations before
income taxes	153,062	(487,126)	66,488
Income tax expense (benefit)	(20,980)	8,564	(23,838)
Net income (loss)	174,042	(495,690)	90,326
Less: Net income (loss) attributable to noncontrolling
interest	(192)	1,082	3,185
Net income (loss) attributable to Pilgrim’s Pride
Corporation	$174,234	$(496,772)	$87,141

Net income (loss) per basic common share
attributable to Pilgrim’s Pride Corporation common
stockholders	$0.70	$(2.21)	$0.39
Net income (loss) per diluted common share
attributable to Pilgrim’s Pride Corporation common
stockholders	$0.70	$(2.21)	$0.39

The accompanying notes are an integral part of these Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS (CONTINUED)

	Fifty-Three Weeks	Fifty-Two Weeks	Fifty-Two Weeks
	Ended	Ended	Ended
	December 30, 2012	December 25, 2011	December 26, 2010
	(In thousands, except per share data)
Weighted average shares outstanding:
Basic	250,101	224,996	224,996
Effect of dilutive common stock equivalents	115	—	—
Diluted	250,216	224,996	224,996

The accompanying notes are an integral part of these Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Fifty-Three Weeks	Fifty-Two Weeks	Fifty-Two Weeks
	Ended	Ended	Ended
	December 30, 2012	December 25, 2011	December 26, 2010
	(In thousands)
Net income (loss)	$174,042	$(495,690)	$90,326
Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale securities,
net of tax	(12)	(1,160)	(226)
Recognition in earnings of a previously unrecognized gain on a
derivative instrument designated as a cash flow hedge, net of tax	—	—	(2,565)
Gains (losses) associated with pension and other postretirement
benefits, net of tax	(22,429)	(21,273)	6,420
Total other comprehensive income (loss), net of tax	(22,441)	(22,433)	3,629
Comprehensive income (loss)	151,601	(518,123)	93,955
Less: Comprehensive income (loss) attributable to noncontrolling
interests	(192)	1,082	3,185
Comprehensive income (loss) attributable to Pilgrim’s Pride
Corporation	$151,793	$(519,205)	$90,770

The accompanying notes are an integral part of these Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

		Pilgrim’s Pride Corporation Stockholders
				Accumulated				Non-controlling
				Other			Additional	Interests in
		Comprehensive	Accumulated	Comprehensive		Common	Paid-in	Consolidated
	Total	Income	Deficit	Income (Loss)	Shares	Stock	Capital	Subsidiaries
	(In thousands)
Balance at December 27, 2009	$192,808		$(435,794)	$(27,266)	77,141	$771	$648,583	$6,514
Comprehensive income (loss):
Net income	90,326	87,141	87,141					3,185
Other comprehensive income (loss), net of tax:
Net unrealized holding gains on available-for-sale
securities, net of tax	(226)	(226)		(226)
Recognition in earnings of previously unrealized gains on
a derivative instrument designated as a cash flow hedge, net of tax	(2,565)	(2,565)		(2,565)
Gains associated with pension and other postretirement
benefits, net of tax	6,420	6,420		6,420
Total other comprehensive income	3,629	3,629
Total comprehensive income	93,955	90,770
Common stock issued	800,000				137,141	1,372	798,628
Other activity	(8,167)						(4,401)	(3,766)
Balance at December 26, 2010	$1,078,596		$(348,653)	$(23,637)	214,282	$2,143	$1,442,810	$5,933

PILGRIM’S PRIDE CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (CONTINUED)

		Pilgrim’s Pride Corporation Stockholders
				Accumulated				Non-controlling
				Other			Additional	Interests in
		Comprehensive	Accumulated	Comprehensive		Common	Paid-in	Consolidated
	Total	Income	Deficit	Income (Loss)	Shares	Stock	Capital	Subsidiaries
	(In thousands)
Balance at December 26, 2010	$1,078,596		$(348,653)	$(23,637)	214,282	$2,143	$1,442,810	$5,933
Comprehensive income (loss):
Net income (loss)	$(495,690)	$(496,772)	$(496,772)					$1,082
Other comprehensive loss, net of tax:
Net unrealized holding losses on available-for-sale
securities, net of tax	(1,160)	(1,160)		(1,160)
Losses associated with pension and other postretirement
benefits, net of tax	(21,273)	(21,273)		(21,273)
Total other comprehensive loss	(22,433)	(22,433)
Total comprehensive loss	(518,123)	(519,205)
Share-based compensation	567						567
Other activity	(2,610)		1,480				107	(4,197)
Balance at December 25, 2011	$558,430		$(843,945)	$(46,070)	214,282	$2,143	$1,443,484	$2,818
Comprehensive income (loss):
Net Income (loss)	174,042	174,234	174,234					(192)
Other comprehensive loss, net of tax:
Net unrealized holding losses on available-for-sale
securities, net of tax	(12)	(12)		(12)
Losses associated with pension and other postretirement
benefits, net of tax	(22,429)	(22,429)		(22,429)
Total other comprehensive loss	(22,441)	(22,441)
Total comprehensive income	151,601	151,793
Issuance of common stock	198,281				44,444	444	197,837
Share-based compensation plans:
Common stock issued under compensation plans	3				273	3
Requisite service period recognition	682						682
Balance at December 30, 2012	$908,997		$(669,711)	$(68,511)	258,999	$2,590	$1,642,003	$2,626

PILGRIM’S PRIDE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fifty-Three Weeks	Fifty-Two Weeks	Fifty-Two Weeks
	Ended	Ended	Ended
	December 30, 2012	December 25, 2011	December 26, 2010
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$174,042	$(495,690)	$90,326
Adjustments to reconcile net income (loss) attributable to Pilgrim’s Pride
Corporation to cash provided by (used in) operating activities:

Depreciation and amortization	147,414	209,061	231,045
Asset impairment	2,770	22,895	26,484
Foreign currency transaction losses (gains)	(5,261)	9,980	(1,111)
Noncash loss on early extinguishment of debt recognized as a
component of other expense	—	—	11,726
Noncash loss on early extinguishment of debt recognized as
a reorganization item	—	—	13,654
Accretion of bond discount	456	453	38
Losses (gains) on property disposals	5,306	(4,271)	(401)
Share-based compensation	684	567	—
Deferred income tax benefit	(1,098)	(7,097)	(69,260)
Changes in operating assets and liabilities:
Restricted cash and cash equivalents	12,680	53,273	(55,881)
Trade accounts and other receivables	(14,137)	(63,987)	(9,045)
Inventories	(65,870)	122,827	(285,839)
Prepaid expenses and other current assets	(2,600)	27,068	(45,315)
Accounts payable and accrued expenses	(16,520)	(7,274)	(91,119)
Income taxes	(33,714)	4,683	145,056
Deposits	1,783	2,174	56,552
Long-term pension and other postretirement obligations	(2,700)	—	—
Other	(3,611)	(3,653)	(2,305)
Cash provided by (used in) operating activities	199,624	(128,991)	14,605
Cash flows from investing activities:
Acquisitions of property, plant and equipment	(90,327)	(135,968)	(179,332)
Purchases of investment securities	(162)	(4,596)	(17,201)
Proceeds from sale or maturity of investment securities	688	15,852	68,100
Proceeds from business dispositions to Swift Pork Company,
a subsidiary of JBS USA, LLC	—	13,000	—
Proceeds from business dispositions to JBS Trading International, Inc.,
a subsidiary of JBS USA, LLC	—	24,479	—
Proceeds from property sales and disposals	29,400	29,044	14,698
Cash used in investing activities	(60,401)	(58,189)	(113,735)
Cash flows from financing activities:
Payments on notes payable to JBS USA	(50,000)	—	—
Proceeds from notes payable to JBS USA	—	50,000	—
Proceeds from revolving line of credit and long-term borrowings	851,400	965,689	2,438,855
Payments on revolving line of credit, long-term borrowings and capital lease
obligations	(1,110,711)	(881,833)	(3,197,399)
Proceeds from sale of common stock	198,282	—	800,000

PILGRIM’S PRIDE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Purchase of remaining interest in joint venture	—	(2,504)	(7,637)
Payment of capitalized loan costs	—	(4,395)	(62,788)
Other financing activities	—	(107)	(511)
Cash provided by (used in) financing activities	(111,029)	126,850	(29,480)
Effect of exchange rate changes on cash and cash equivalents	(1,623)	(4,138)	(1,613)
Increase (decrease) in cash and cash equivalents	26,571	(64,468)	(130,223)
Cash and cash equivalents, beginning of period	41,609	106,077	236,300
Cash and cash equivalents, end of period	$68,180	$41,609	$106,077
Supplemental Disclosure Information:
Interest paid (net of amount capitalized)	$96,657	$104,430	$66,044
Income taxes paid (received)	10,931	3,957	(115,974)

The accompanying notes are an integral part of these Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

     Pilgrim’s Pride Corporation (referred to herein as “Pilgrim’s,” “PPC,” “the Company,” “we,” “us,” “our,” or similar terms) is one of the largest chicken companies in the United States (“U.S.”), Mexico and Puerto Rico. Our fresh chicken retail line is sold in the southeastern, central, southwestern and western regions of the U.S., throughout Puerto Rico, and in the northern and central regions of Mexico. Our prepared-foods products meet the needs of some of the largest customers in the food service industry across the U.S. Additionally, the Company exports commodity chicken products to approximately 100 countries. As a vertically integrated company, we control every phase of the production of our products. We operate feed mills, hatcheries, processing plants and distribution centers in 12 U.S. states, Puerto Rico and Mexico. Our fresh chicken products consist of refrigerated (nonfrozen) whole or cut-up chicken, either pre-marinated or non-marinated, and prepackaged chicken in various combinations of freshly refrigerated, whole chickens and chicken parts. Our prepared chicken products include portion-controlled breast fillets, tenderloins and strips, delicatessen products, salads, formed nuggets and patties and bone-in chicken parts. These products are sold either refrigerated or frozen and may be fully cooked, partially cooked or raw. In addition, these products are breaded or non-breaded and either pre-marinated or non-marinated.

Consolidated Financial Statements

     The Company operates on the basis of a 52/53-week fiscal year that ends on the Sunday falling on or before December 31. The reader should assume any reference we make to a particular year (for example, 2012) in the notes to these Consolidated Financial Statements applies to our fiscal year and not the calendar year.

     The consolidated financial statements include the accounts of Pilgrim’s Pride Corporation and its majority owned subsidiaries. We eliminate all significant affiliate accounts and transactions upon consolidation.

     The Company measures the financial statements of its Mexico subsidiaries as if the U.S. dollar were the functional currency. Accordingly, we remeasure assets and liabilities, other than non-monetary assets, of the Mexico subsidiaries at current exchange rates. We remeasure nonmonetary assets using the historical exchange rate in effect on the date of each asset’s acquisition. We remeasure income and expenses at average exchange rates in effect during the period, except for certain accounts which are remeasured at a historical rate. Currency exchange gains or losses are included in the line item Foreign currency transaction losses (gains) in the Consolidated Statements of Operations.

Reclassifications

     We have made certain reclassifications to the 2011 and 2010 Consolidated Financial Statements with no impact to reported net income (loss) in order to conform to the 2012 presentation.

Revenue Recognition

     We recognize revenue when all of the following circumstances are satisfied: (i) persuasive evidence of an arrangement exits, (ii) price is fixed or determinable, (iii) collectability is reasonably assured and (iv) delivery has occurred. Delivery occurs in the period in which the customer takes title and assumes the risks and rewards of ownership of the products specified in the customer’s purchase order or sales agreement. Revenue is recorded net of estimated incentive offerings including special pricing agreements, promotions and other volume-based incentives. Revisions to these estimates are charged back to net sales in the period in which the facts that give rise to the revision become known. Taxes collected from customers and remitted to governmental authorities are excluded from revenues.

Shipping and Handling Costs

     Costs associated with the products shipped to customers are recognized in cost of sales.

Advertising Costs

     The Company expenses advertising costs as incurred. Advertising costs are included in selling, general and administrative expenses and totaled $6.5 million, $9.6 million and $10.5 million for 2012, 2011 and 2010, respectively.

Research and Development Costs

     Research and development costs are expensed as incurred. Research and development costs totaled $3.8 million, $5.0 million and $5.5 million for 2012, 2011 and 2010, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

     The Company considers highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. The majority of the Company’s disbursement bank accounts are zero balance accounts where cash needs are funded as checks are presented for payment by the holder. Checks issued pending clearance that result in overdraft balances for accounting purposes are classified as accounts payable and the change in the related balance is reflected in operating activities on the Consolidated Statements of Cash Flows.

Current and Long-Term Investments

     The Company’s current and long-term investments consist primarily of fixed income securities, municipal debt securities, bond and equity mutual funds and fund-of-funds. These investments are classified as available-for-sale. These securities are recorded at fair value, and unrealized holding gains and losses are recorded, net of tax, as a separate component of accumulated other comprehensive income. Debt securities with remaining maturities of less than one year and those identified by management at the time of purchase for funding operations in less than one year are classified as current. Debt securities with remaining maturities greater than one year that management has not identified at the time of purchase for funding operations in less than one year are classified as long-term. Unrealized losses are charged against net earnings when a decline in fair value is determined to be other than temporary. Management reviews several factors to determine whether a loss is other than temporary, such as the length of time a security is in an unrealized loss position, the extent to which fair value is less than amortized cost, the impact of changing interest rates in the short and long term, and the Company’s intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. The Company determines the cost of each security sold and each amount reclassified out of accumulated other comprehensive income into earnings using the specific identification method. Purchases and sales are recorded on a trade date basis.

     Investments in entities in which the Company has an ownership interest greater than 50% and exercises control over the entity are consolidated in the Consolidated Financial Statements. Investments in entities in which the Company has an ownership interest between 20% and 50% and exercises significant influence are accounted for using the equity method. The Company invests from time to time in ventures in which its ownership interest is less than 20% and over which it does not exercise significant influence. Such investments are accounted for under the cost method. The fair values for investments not traded on a quoted exchange are estimated based upon the historical performance of the ventures, the ventures’ forecasted financial performance and management’s evaluation of the ventures’ viability and business models. To the extent the book value of an investment exceeds its assessed fair value, the Company will record an appropriate impairment charge. Thus, the carrying value of the Company’s investments approximates fair value.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     Given the interdependency of the Company’s individual facilities during the production process, which operate as a vertically integrated network, and the fact that the Company does not price the transfers of inventory between its vertically integrated facilities at market prices, it evaluates impairment of assets held for use at the country level (i.e., the U.S. and Mexico). Management believes this is the lowest level of identifiable cash flows for its assets that are held for use in production activities. At the present time, the Company’s forecasts indicate that it can recover the carrying value of its assets held for use based on the projected undiscounted cash flows of the operations. A key assumption in management’s forecast is that the Company’s sales volumes will return to historical margins as supply and demand between commodities and chicken and other animal-based proteins become more balanced. However, the exact timing of the return to historical margins is not certain, and if the return to historical margins is delayed, impairment charges could become necessary in the future.

     The Company records impairment charges on long-lived assets held for sale when the carrying amount of those assets exceeds their fair value less appropriate selling costs. Fair value is based on amounts documented in sales contracts or letters of intent accepted by the Company, amounts included in counteroffers initiated by the Company, or, in the absence of current contract negotiations, amounts determined using a sales comparison approach for real property and amounts determined using a cost approach for personal property. Under the sales comparison approach, sales and asking prices of reasonably comparable properties are considered to develop a range of unit prices within which the current real estate market is operating. Under the cost approach, a current cost to replace the asset new is calculated and then the estimated replacement cost is reduced to reflect the applicable decline in value resulting from physical deterioration, functional obsolescence and economic obsolescence. Appropriate selling costs includes reasonable broker’s commissions, costs to produce title documents, filing fees, legal expenses and the like. We estimate appropriate closing costs as 4% to 6% of asset fair value. This range of rates is considered reasonable for our assets held for sale based on historical experience.

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

Litigation and Contingent Liabilities

     The Company is subject to lawsuits, investigations and other claims related to employment, environmental, product and other matters. The Company is required to assess the likelihood of any adverse judgments or outcomes, as well as potential ranges of probable losses, to these matters. The Company estimates the amount of reserves required for these contingencies when losses are determined to be probable and after considerable analysis of each individual issue. The Company expenses legal costs related to such loss contingencies as they are incurred. The accrual for environmental remediation liabilities is measured on an undiscounted basis. These reserves may change in the future due to changes in the Company’s assumptions, the effectiveness of strategies, or other factors beyond the Company’s control.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Income Taxes

     The Company follows the provisions of ASC 740-10-30-27 in the Expenses -Income Taxes topic with regards to members of a group that file a consolidated tax return but issue separate financial statements. The Company files its own U.S. federal tax return but is included in certain state consolidated returns with JBS USA. The income tax expense of the Company is computed using the separate return method. The provision for income taxes has been determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred income taxes reflect the net tax effect of temporary differences between the book and tax bases of recorded assets and liabilities, net operating losses and tax credit carry forwards. The amount of deferred tax on these temporary differences is determined using the tax rates expected to apply to the period when the asset is realized or the liability is settled, as applicable, based on the tax rates and laws in the respective tax jurisdiction enacted as of the balance sheet date.

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

     The Company deems its earnings from Mexico as of December 30, 2012 to be permanently reinvested. As such, U.S. deferred income taxes have not been provided on these earnings. If such earnings were not considered indefinitely reinvested, certain deferred foreign and U.S. income taxes would be provided. For activity after 2008, the Company did not permanently reinvest its earnings in Puerto Rico. Therefore, net earnings generated in Puerto Rico have U.S. taxes provided as if the earnings were distributed.

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

Pension and Other Postemployment Benefits

     Our pension and other postemployment benefit costs and obligations are dependent on the various actuarial assumptions used in calculating such amounts. These assumptions relate to discount rates, salary growth, long-term return on plan assets and other factors. We base the discount rate assumptions on current investment yields on high-quality corporate long-term bonds. The salary growth assumptions reflect our long-term actual experience and future or near-term outlook. We determine the long-term return on plan assets based on historical portfolio results and management’s expectation of the future economic environment. Actual results that differ from our assumptions are accumulated and, if in excess of the lesser of 10% of the projected benefit obligation or the fair market value of plan assets, amortized over either (i) the estimated average future service period of active plan participants if the plan is active or (ii) the estimated average future life expectancy of all plan participants if the plan is frozen.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Risk Management

     The Company attempts to mitigate commodity purchase exposures through a program of risk management that includes the use of forward purchase contractual obligations and derivative financial instruments. The Company’s Mexico subsidiaries also attempt to mitigate the foreign currency exposure on certain U.S. dollar-denominated transactions through the use of derivative financial instruments. We recognize all derivative financial instruments in the Consolidated Balance Sheets at fair value. We elected not to designate derivative financial instruments executed to mitigate commodity purchase exposures and foreign currency exposures as hedges of forecasted transactions. Therefore, we recognize changes in the fair value of these derivative financial instruments immediately in earnings. Gains or losses related to the commodity derivative financial instruments are included in the line item Cost of sales in the Consolidated Statements of Operations. Gains or losses related to the foreign currency derivative financial instruments are included in the line item Selling, general and administrative expenses in the Consolidated Statements of Operations.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We make significant estimates in regard to receivables collectability; inventory valuation; realization of deferred tax assets; valuation of long-lived assets; valuation of contingent liabilities, liabilities subject to compromise and self insurance liabilities; valuation of pension and other postretirement benefits obligations; and valuation of acquired businesses.

Recently Adopted Accounting Pronouncements

     On December 26, 2011, the Company adopted Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Disclosure Requirements in the U.S. GAAP and IFRS. The amendment clarifies the FASB’s intent about the application of existing fair value measurement and disclosure requirements (ASC Topic 820) and improves consistency in wording to ensure that U.S. GAAP and International Financial Reporting Standards (“IFRS”) are described the same way. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The adoption of the ASU did not have a material impact on the Company’s consolidated financial statements.

2. CHAPTER 11 PROCEEDINGS

Chapter 11 Bankruptcy Filings and Proceedings

Emergence from Bankruptcy

     On December 1, 2008, Pilgrim’s and six of its subsidiaries (the “Debtors”) filed voluntary petitions in the United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division (the “Bankruptcy Court”), seeking reorganization relief under the provisions of Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”). We emerged from Chapter 11 bankruptcy proceedings on December 28, 2009 (the “Effective Date”). In connection with our emergence from bankruptcy, our common stock outstanding immediately prior to the emergence was canceled and converted into the right to receive newly-issued shares of common stock of the reorganized Company based on a one-for-one exchange ratio, which constituted 36.0% of the total number of shares of our newly-issued common stock on that date. The remaining shares of our newly-issued common stock, constituting 64.0% of our total issued and outstanding common stock on December 28, 2009, were purchased for $800.0 million by JBS USA Holdings, Inc. (“JBS USA”), a wholly-owned indirect subsidiary of JBS S.A., a Brazil-based meat producer. As the result of subsequent purchases, JBS USA owned 75.5% of our total issued and outstanding common stock as of December 30, 2012.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     We incurred no reorganization items in 2012 or 2011. We incurred the following reorganization costs in 2010 (in thousands):

Professional fees directly related to reorganization(a)	$2,785
Finance costs related to various credit facilities(b)	13,654
Other costs(c)	2,102
Reorganization items, net	$18,541
(a)	Professional fees directly related to the reorganization included post-petition fees and fee reductions associated with advisors to the debtors, the statutory committee of unsecured creditors and certain secured creditors.
(b)	Finance costs related to various credit facilities included expenses related to the elimination of unamortized loan costs associated with credit facilities and notes payable extinguished on December 28, 2009 and the recognition in earnings of a previously unrealized gain on a derivative instrument designated as a cash flow hedge associated with a note payable extinguished on December 28, 2009.
(c)	Other expenses includes (i) severance, grower pay, live flock impairment, inventory disposal costs, equipment relocation costs and other shutdown costs related to the closed processing facilities in Douglas, Georgia; El Dorado, Arkansas; Farmerville, Louisiana; Franconia, Pennsylvania; Dalton, Georgia; Athens, Georgia; and Athens, Alabama, (ii) severance costs related to the closed distribution center in Houston, Texas, the February 2009 Operations management reduction-in-force (“RIF”) action, the April 2009 non-production employee RIF action, and reduced or consolidated production at various facilities throughout the U.S., (iii) asset impairment costs related to the closed processing facility in Dalton, Georgia and (iv) fees associated with the termination of a September 2008 receivables purchase agreement on December 3, 2008.

     We did not receive cash from reorganization activities in 2012 or 2011. Net cash received from reorganization activities in 2010 totaled $0.3 million from the sale of maintenance inventory parts. These cash flows are included in the section Cash flows from investing activities on the Consolidated Statement of Cash Flows.

     We did not pay cash for reorganization activities in 2012 or 2011. Net cash paid for reorganization items in 2010 totaled $30.7 million. This represented payment of incentive compensation totaling $13.0 million that was contingent upon confirmation by the Bankruptcy Court of a plan of reorganization that satisfied the requirements of the Bankruptcy Code, professional fees directly related to the reorganization totaling $15.7 million, severance payments of $1.5 million and payment of facility closure costs totaling $0.5 million.

     The Company did not record activity through the accrued reorganization cost accounts during 2012 or 2011. The following table sets forth activity that was recorded through the Company’s accrued reorganization cost accounts during 2010:

	Accrued Other	Accrued
	Costs	Severance	Total
	(In thousands)
December 27, 2009	$1,903	$745	$2,648
Accrual provisions(a)	2,118	849	2,967
Payment /Disposal	(2,649)	(1,538)	(4,187)
Adjustments(a)	(1,372)	(56)	(1,428)
December 26, 2010	$—	$—	$—
(a)	Accrual provisions and adjustments recognized in 2010 were primarily classified as reorganization items.

     The Company has resolved a substantial majority of the claims against it through settlement or by Bankruptcy Court order resulting in benefits of $8.8 million that were reflected in Miscellaneous, net in the Consolidated Statement of Operations for 2010. Unpaid amounts totaling $0.8 million related to unresolved claims were classified in Accrued expenses and other current liabilities on the Consolidated Balance Sheet at December 25, 2011. At December 30, 2012, there were no unpaid amounts related to unresolved claims recognized in the Consolidated Balance Sheet except for those related to several pre-petition lawsuits discussed below. During 2012 and 2011, the Company paid creditors approximately $0.7 million and $0.7 million, respectively, to settle allowed claim amounts and interest accrued on those claim amounts. During 2010, the Company paid creditors, excluding creditors under the credit facilities and notes payable extinguished on December 28, 2010, for allowed claim amounts with interest totaling approximately $101.1 million.

     The Company is the named defendant in several pre-petition lawsuits that, as of December 30, 2012, have not been resolved. See “Note 17. Commitments and Contingencies” to the Consolidated Financial Statements for additional information.

     See “Note 2. Chapter 11 Proceedings” to the Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 25, 2011 for additional information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. EXIT OR DISPOSAL ACTIVITIES

     From time to time, the Company will incur costs to implement exit or disposal efforts for specific operations. These exit or disposal plans, each of which is approved by the Company’s Board of Directors, focus on various aspects of operations, including closing and consolidating certain processing facilities, rationalizing headcount and aligning operations in the most strategic and cost-efficient structure. Specific exit or disposal efforts that were ongoing during 2012, 2011 and 2010 included the following:

		JBS USA
	Facility Closures(a)	Integration(b)	Total
	(In thousands, except positions eliminated)
Earliest implementation date	October 2008	January 2010
Latest expected completion date	September 2014	September 2012
Positions eliminated	2,410	480	2,890
Costs incurred and expected to be incurred:
Employee-related costs	$2,492	$32,311	$34,803
Asset impairment costs	21,842	38,048	59,890
Inventory valuation costs	344	—	344
Other exit or disposal costs	15,248	11,336	26,584
Total exit or disposal costs	$39,926	$81,695	$121,621
Costs incurred since earliest implementation date:
Employee-related costs	$2,492	$32,311	$34,803
Asset impairment costs	21,842	38,048	59,890
Inventory valuation costs	344	—	344
Other exit or disposal costs	12,222	11,336	23,558
Total exit or disposal costs	$36,900	$81,695	$118,595

	2012			2011			2010
	Facility	JBS USA		Facility	JBS USA		Facility	JBS USA
	Closures	Integration		Closures	Integration		Closures	Integration
	(a)	(b)	Total	(a)	(b)	Total	(a)	(b)	Total
	(In thousands)
Employee-related
costs	$65	$—	$65	$647	$405	$1,052	$—	$31,227	$31,227
Asset impairment
costs	3,868	(1,098)	2,770	9,203	13,693	22,896	1,030	25,453	26,483
Inventory
valuation costs	151	—	151	—	—	—	—	—	—
Other exit or
disposal costs	3,685	1,994	5,679	5,249	—	5,249	2,118	10,512	12,630
Total exit or
disposal costs	$7,769	$896	$8,665	$15,099	$14,098	$29,197	$3,148	$67,192	$70,340
(a)	Significant facilities closed included one processing plant in 2008, two processing plants in 2009, two processing plants in the transition period and one processing plant in 2011. The transition period began September 27, 2009 and ended December 27, 2009 and resulted from the Company’s change in its fiscal year end from the Saturday nearest September 30 each year to the last Sunday in December of each year.
(b)	Company management implemented certain activities to integrate the administrative functions of the Company into those of JBS USA. These included the closures of administrative offices in Georgia and Texas.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Accrued severance costs are included in Accrued expenses and other current liabilities and accrued inventory charges are included in Inventories on the accompanying Consolidated Balance Sheets. The following table sets forth activity that was recorded through the Company’s accrued exit or disposal cost accounts during 2012 and 2011:

			Accrued
	Accrued Lease	Accrued	Other Exit or	Inventory
	Obligation	Severance	Disposal Costs	Reserves	Total
	(In thousands)
December 27, 2009	20	516	3,614	—	4,150
Accruals	—	31,116	9,869	—	40,985
Payment/Disposal	—	(27,086)	(2,611)	—	(29,697)
Adjustments	(20)	(396)	(10,872)	793	(10,495)
December 26, 2010	—	4,150	—	793	4,943
Accruals	—	2,375	—	—	2,375
Payment/Disposal	—	(5,111)	—	—	(5,111)
Adjustments	—	(1,324)	—	—	(1,324)
December 25, 2011	—	90	—	793	883
Accruals	—	65	—	151	216
Payment/Disposal	—	(155)	—	(136)	(291)
December 30, 2012	$—	$—	$—	$808	$808

     Exit or disposal costs were included on the following lines in the accompanying Consolidated Statements of Operations:

	2012	2011	2010
	(In thousands)
Cost of sales	$216	$—	$—
Operational restructuring charges	—	1,958	4,318
Selling, general and administrative expense	—	328	—
Administrative restructuring charges	8,449	26,911	66,022
Total exit or disposal costs	$8,665	$29,197	$70,340

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Certain exit and disposal costs were classified as either Operational restructuring charges, net or Administrative restructuring charges, net on the accompanying Consolidated Statements of Operations because management believed these costs were not directly related to the Company’s ongoing operations. Components of operational restructuring charges and administrative restructuring charges are summarized below:

	2012	2011	2010
	(In thousands)
Operational restructuring charges:
Relocation charges expensed as incurred	$—	$—	$3,288
Asset impairments (See “Note 10. Property, Plant and Equipment”)	—	1,958	1,030
Loss on egg sales and flock depletion expensed as incurred	—	—	—
Total	$—	$1,958	$4,318
Administrative restructuring charges:
Severance charges	$—	$724	$31,227
Relocation charges expensed as incurred	—	—	7,224
Asset impairments (See “Note 10. Property, Plant and Equipment”)	2,770	20,938	25,453
Loss on scrapped inventory expensed as incurred	—	—	2,118
Loss on egg sales and flock depletion expensed as incurred	509	2,390	—
Other restructuring costs	5,170	2,859	—
Total	$8,449	$26,911	$66,022

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

4. FAIR VALUE MEASUREMENT

     The asset (liability) amounts recorded in the Consolidated Balance Sheet (carrying amounts) and the estimated fair values of financial instruments consisted of the following:

	2012		2011
	Carrying	Fair	Carrying	Fair	Note
	Amount	Value	Amount	Value	Reference
	(In thousands)
Short-term investments in available-
for-sale securities	$—	$—	$157	$157	7
Commodity derivative assets(a):					8
Futures	1,821	1,821	2,870	2,870
Long-term investments in available-
for-sale securities	—	—	497	497	7
Commodity derivative liabilities(b):					8
Futures	(1,530)	(1,530)	(2,120)	(2,120)
Options	—	—	(603)	(603)
Long-term debt and other borrowing
arrangements(c)	(1,164,756)	(1,208,730)	(1,423,612)	(1,421,517)	12
Note payable to JBS USA Holdings	—	—	(50,000)	(50,077)	12, 16
(a)	Commodity derivative assets are included in Prepaid expenses and other current assets on the Consolidated Balance Sheet.
(b)	Commodity derivative liabilities are included in Accrued expenses and other current liabilities on the Consolidated Balance Sheet.
(c)	The fair values of the Company’s long-term debt and other borrowing arrangements were estimated by calculating the net present value of future payments for each debt obligation or borrowing by: (i) using a risk-free rate applicable for an instrument with a life similar to the remaining life of each debt obligation or borrowing plus the current estimated credit risk spread for the Company or (ii) using the quoted market price at December 30, 2012 or December 25, 2011, as applicable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The carrying amounts of our cash and cash equivalents, derivative trading accounts’ margin cash, restricted cash and cash equivalents, accounts receivable, accounts payable and certain other liabilities approximate their fair values due to their relatively short maturities. The Company adjusts its investments, commodity derivative assets and commodity derivative liabilities to fair value based on quoted market prices in active markets for identical instruments, quoted market prices in active markets for similar instruments with inputs that are observable for the subject instrument, or unobservable inputs such as discounted cash flow models or valuations.

     The Company follows guidance under ASC Topic 820, Fair Value Measurements and Disclosures, which establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. The guidance under ASC Topic 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. ASC Topic 820 also requires disclosure about how fair value was determined for assets and liabilities and established a hierarchy for which these assets and liabilities must be grouped based on significant levels of inputs as follows:

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

     As of December 30, 2012, the Company held certain items that were required to be measured at fair value on a recurring basis. These included cash and cash equivalents, derivative assets and liabilities, short-term investments in available-for-sale securities and long-term investments in available-for-sale securities. Cash equivalents consist of short-term, highly liquid, income-producing investments such as money market funds and other funds that have maturities of 90 days or less. Derivative assets and liabilities consist of long and short positions on both exchange-traded commodity futures and commodity options as well as margin cash on account with the Company’s derivatives brokers. Short-term investments in available-for-sale securities consist of short-term, highly liquid, income-producing investments such as municipal debt securities that have maturities of greater than 90 days but less than one year. Long-term investments in available-for-sale securities consist of income-producing investments such as municipal debt securities, corporate debt securities, equity securities and fund-of-funds units that have maturities of greater than one year.

     The following items are measured at fair value on a recurring basis at December 30, 2012:

	Level 1	Level 2	Level 3	Total
	(In thousands)
Commodity derivative assets:
Futures	1,821	—	—	1,821
Commodity derivative liabilities:
Futures	(1,530)	—	—	(1,530)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following items are measured at fair value on a recurring basis at December 25, 2011:

	Level 1	Level 2	Level 3	Total
	(In thousands)
Short-term investments in available-for-sale securities	$—	$157	$—	$157
Commodity derivative assets:
Futures	2,870	—	—	2,870
Long-term investments in available-for-sale securities	—	438	59	497
Commodity derivative liabilities:
Futures	(2,120)	—	—	(2,120)
Options	—	(603)	—	(603)

     Financial assets and liabilities classified in Level 1 at December 30, 2012 and December 25, 2011 include commodity futures derivative instruments traded in active markets. The valuation of these instruments is determined using a market approach, taking into account current interest rates, creditworthiness, and liquidity risks in relation to current market conditions, and is based upon unadjusted quoted prices for identical assets in active markets. The valuation of assets and liabilities in Level 2 is determined using a market approach based upon quoted prices for similar assets and liabilities in active markets or other inputs that are observable for substantially the full term of the financial instrument. Level 2 securities primarily include fixed income securities and commodity option derivative instruments. The valuation of assets in Level 3 is determined using an income approach based on unobservable inputs such as discounted cash flow models or valuations.

     The following table presents activity for each reporting period related to the Company’s investment in a fund-of-funds asset that was measured at fair value on a recurring basis using Level 3 inputs:

	2012	2011	2010
	(In thousands)
Balance at beginning of year	$59	$1,190	$1,116
Included in other comprehensive income	—	(19)	74
Sale of securities	(59)	(1,112)	—
Balance at end of year	$—	$59	$1,190

     In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records certain assets and liabilities at fair value on a nonrecurring basis. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges when required by U.S. GAAP. During 2012, certain long-lived assets with an aggregate carrying amount of $29.9 million were written down to an aggregate fair value of $27.1 million, resulting in a loss of $2.8 million recorded in earnings. These assets are classified as Level 2 assets because their fair value can be corroborated based on observable market data.

5. TRADE ACCOUNTS AND OTHER RECEIVABLES

     Trade accounts and other receivables, less allowance for doubtful accounts, consisted of the following:

	December 30, 2012	December 25, 2011
	(In thousands)
Trade accounts receivable	$381,747	$337,411
Account receivable from JBS USA, LLC	1,514	21,198
Receivables from officers and employees	48	9
Other receivables	6,892	16,965
Receivables, gross	390,201	375,583
Allowance for doubtful accounts	(3,757)	(5,163)
Receivables, net	$386,444	$370,420

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. INVENTORIES

     Inventories consisted of the following:

	December 30, 2012	December 25, 2011
	(In thousands)
Live chicken and hens	$405,335	$363,590
Feed, eggs and other	307,500	238,449
Finished chicken products	237,159	273,363
Total chicken inventories	949,994	875,402
Commercial feed, table eggs and other	302	3,692
Total inventories	$950,296	$879,094

7. INVESTMENTS IN SECURITIES

     We recognize investments in available-for-sale securities as cash equivalents, current investments or long-term investments depending upon each security’s length to maturity. Additionally, those securities identified by management at the time of purchase for funding operations in less than one year are classified as current.

     The following table summarizes our investments in available-for-sale securities:

	December 30, 2012		December 25, 2011
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(In thousands)
Current investments:
Fixed income securities	$—	$—	$152	$157
Long-term investments:
Fixed income securities	—	—	367	438
Other	—	—	59	59

     The Company and certain retirement plans that it sponsors invest in a variety of financial instruments. Certain postretirement funds in which the Company participates hold significant amounts of mortgage-backed securities. However, none of the mortgages collateralizing these securities are considered subprime.

     At December 25, 2011, certain investments were held in trust as compensating balance arrangements for our insurance liability and were classified as long-term based on a maturity date greater than one year from the balance sheet date and management’s intention not to use such assets in the next year.

8. DERIVATIVE FINANCIAL INSTRUMENTS

     The Company utilizes various raw materials in its operations, including corn, soybean meal, soybean oil and energy, such as natural gas, electricity and diesel fuel, which are all considered commodities. The Company considers these raw materials generally available from a number of different sources and believes it can obtain them to meet its requirements. These commodities are subject to price fluctuations and related price risk due to factors beyond our control, such as economic and political conditions, supply and demand, weather, governmental regulation and other circumstances. Generally, the Company purchases derivative financial instruments, specifically exchange-traded futures and options, in an attempt to mitigate price risk related to its anticipated consumption of commodity inputs for the next 12 months. The Company may purchase longer-term derivative financial instruments on particular commodities if deemed appropriate. The Company’s Mexico subsidiaries will sometimes purchase foreign currency derivative financial instruments to mitigate foreign currency transaction exposure on U.S. dollar-denominated purchases. The fair value of derivative assets is included in the line item Prepaid expenses and other current assets on the Consolidated Balance Sheets while the fair value of derivative liabilities is included in the line item Accrued expenses and other current liabilities on the same statements. Our counterparties require that we post cash collateral for changes in the net fair value of the derivative contracts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     We have not designated the derivative financial instruments that we have purchased to mitigate commodity purchase or foreign currency transaction exposures as cash flow hedges. Therefore, we recognize changes in the fair value of these derivative financial instruments immediately in earnings. Gains or losses related to these derivative financial instruments are included in either the line item Cost of sales or the line item Selling, general and administrative expenses in the Consolidated Statements of Operations based upon the business purpose of the associated exposure. The Company recognized $8.3 million, $63.8 million and $69.2 million in net gains related to changes in the fair value of its derivative financial instruments during 2012, 2011 and 2010, respectively.

     Information regarding the Company’s outstanding derivative instruments and cash collateral posted with (owed to) brokers is included in the following table:

	December 30,	December 25,
	2012	2011
	(Fair values in thousands)
Fair values:
Commodity derivative assets	$1,821	$2,870
Commodity derivative liabilities	(1,530)	(2,723)
Cash collateral posted with (owed to) brokers	(166)	3,271
Derivatives Coverage(a):
Corn	—	N/A
Soybean meal	—	N/A
Period through which stated percent of needs are covered:
Corn	December 2013	N/A
Soybean meal	December 2013	N/A
Written put options outstanding(b):
Fair value	$—	$(603)
Number of contracts:
Corn	—	500
Expiration dates	N/A	March 2012
Short positions on outstanding futures derivative instruments(b):
Fair value	$1,464	$495
Number of contracts:
Corn	584	2,531
Soybean meal	269	96
(a)	Derivatives coverage is the percent of anticipated corn and soybean meal needs covered by outstanding derivative instruments through a specified date. At December 25, 2011, the Company held short derivative positions that exceeded open long derivative positions for both corn and soybean meal. Short derivative positions are held to offset long forward cash purchases.
(b)	A written put option is an option that the Company has sold that grants the holder the right, but not the obligation, to sell the underlying asset at a certain price for a specified period of time. When the Company takes a short position on a futures derivative instrument, it agrees to sell the underlying asset in the future at a price established on the contract date. The Company writes put options and takes short positions on futures derivative instruments to minimize the impact of feed ingredients price volatility on its operating results.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. IDENTIFIED INTANGIBLE ASSETS

     Identified intangible assets consisted of the following:

	Useful Life		Accumulated	Carrying
	(Years)	Original Cost	Amortization	Amount
	(In thousands)
December 25, 2011:
Trade names	3–15	$40,143	$(27,445)	$12,698
Customer relationships	13	51,000	(19,615)	31,385
Non-compete agreements	3	300	(300)	—
Total intangible assets		91,443	(47,360)	44,083
December 30, 2012:
Trade names	3–15	40,143	(29,263)	10,880
Customer relationships	13	51,000	(23,614)	27,386
Non-compete agreements	3	300	(300)	—
Total intangible assets		$91,443	$(53,177)	$38,266

     We recognized amortization expense related to identified intangible assets of $5.8 million in 2012, $5.7 million in 2011 and $5.7 million in 2010.

     We expect to recognize amortization expense associated with identified intangible assets of $5.7 million in each year from 2013 through 2016 and $5.8 million in 2017.

10. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment (“PP&E”), net consisted of the following:

	December 30, 2012	December 25, 2011
	(In thousands)
Land	$63,788	$65,413
Buildings	1,081,059	1,077,789
Machinery and equipment	1,498,280	1,492,251
Autos and trucks	58,526	58,518
Construction-in-progress	47,927	36,094
Property, plant and equipment, gross	2,749,580	2,730,065
Accumulated depreciation	(1,559,659)	(1,488,313)
Property, plant and equipment, net	$1,189,921	$1,241,752

     The Company recognized depreciation expense of $131.5 million, $192.6 million and $209.4 million during 2012, 2011 and 2010, respectively.

     During 2012, the Company sold certain PP&E for cash of $29.4 million and recognized a loss of $5.3 million. PP&E sold in 2012 included a commercial egg operation in Texas, a vacant office building in Texas, an idled processing plant and broiler farm in Georgia, an idled feed mill in Arkansas, idled hatcheries in Alabama, Arkansas and Georgia, an idled distribution center in Louisiana, various broiler and breeder farms in Texas, both developed and undeveloped land in Texas and miscellaneous processing equipment. During 2011, the Company sold certain PP&E for cash of $29.0 million and recognized a gain of $4.3 million. PP&E sold in 2011 included a processing plant in North Carolina, a rendering plant in Georgia, an egg production facility in Texas, a feed mill in Georgia, a hatchery in Alabama, various broiler, breeder and pullet farms in Texas, an empty office building in West Virginia, rental properties in Texas, developed and undeveloped real estate in Texas and miscellaneous processing equipment.

     As part of the exit or disposal activities discussed in “Note 3. Exit or Disposal Activities,” the Company closed or idled (i) processing facilities in Alabama, Georgia, Arkansas and Texas, (ii) a feed mill in North Carolina and Arkansas, (iii) hatcheries in Alabama, Texas, Arkansas and North Carolina, (iv) various broiler farms in Texas and (v) a vehicle maintenance center in Arkansas. Neither the Board of Directors nor JBS USA has determined if it would be in the best interest of the Company to divest any of these idled assets. Management is therefore not certain that it can or will divest any of these assets within one year, is not actively marketing these assets and, accordingly, has not classified them as assets held for sale. The Company continues to depreciate these assets. At December 30, 2012, the carrying amount of these idled assets was $60.4 million based on depreciable value of $152.7 million and accumulated depreciation of $92.3 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Management has committed to the sale of certain properties and related assets, including, but not limited to (i) processing plants in Louisiana and Pennsylvania, (ii) an administrative office building in Georgia, (iii) a warehouse in Texas and (iv) a vehicle maintenance center in Texas, as such assets no longer fit into the operating plans of the Company. The Company is actively marketing these properties and related assets for immediate sale and believes a sale of each property can be consummated within the next 12 months. At December 30, 2012, the Company reported assets held for sale totaling $27.0 million in Assets held for sale on its Consolidated Balance Sheets. In 2012, the Company recognized administrative restructuring charges totaling $2.8 million to impair the carrying amounts of certain assets held for sale to fair value.

     The Company tested the recoverability of its long-lived assets held for use during the thirteen weeks ended December 30, 2012 by comparing the book value of its invested capital, exclusive of assets held for sale, with the undiscounted cash flows expected to result from the use and eventual disposition of its long-lived assets held for use. The Company determined that the carrying amount of its long-lived assets held for use is recoverable over the remaining life of the primary asset in the group, and the long-lived assets for use pass the Step 1 recoverability test of ASC 360-10-35, Impairment or Disposal of Long-Lived Assets.

11. CURRENT LIABILITIES

     Current liabilities, other than income taxes and current maturities of long-term debt, consisted of the following components:

	December 30, 2012	December 25, 2011
	(In thousands)
Accounts payable:
Trade accounts	$252,644	$294,662
Book overdrafts	58,066	32,958
Other payables	1,655	1,244
Total accounts payable	312,365	328,864
Accounts payable to JBS USA, LLC	13,436	11,653
Accrued expenses and other current liabilities:
Compensation and benefits	77,376	72,328
Interest and debt-related fees	10,740	13,809
Insurance and self-insured claims	108,806	102,256
Commodity derivative liabilities:
Futures	1,530	2,120
Options	—	603
Other accrued expenses	85,088	89,855
Pre-petition obligations	—	826
Total accrued expenses and other current liabilities	283,540	281,797
	$609,341	$622,314

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. LONG-TERM DEBT AND OTHER BORROWING ARRANGEMENTS

     Long-term debt consisted of the following components:

	Maturity	December 30, 2012	December 25, 2011
		(In thousands)
Senior notes, at 7 ⅞%, net of unaccreted discount	2018	$497,301	$496,846
The U.S. Credit Facility Term B-1 note payable at
4.8125%	2014	275,443	275,443
The U.S. Credit Facility Term B-2 note payable at
9.00%	2014	283,647	299,145
The U.S. Credit Facility with one revolving note payable on
which the Company had funds borrowed at 4.32% and
6.25%	2014	103,600	347,300
Mexico Credit Facility (defined below) with notes payable at TIIE Rate
plus 2.25% or Equilibrium Interbank Interest Rate plus 4.5%	2014	—	—
Subordinated Loan Agreement (defined below) with one
term note payable at 9.845%	2015	—	50,000
Other	Various	4,765	4,878
Long-term debt		1,164,756	1,473,612
Less: Current maturities of long-term debt		(15,886)	(15,611)
Long-term debt, less current maturities		$1,148,870	$1,458,001

Senior and Subordinated Notes

     At December 30, 2012, the Company had an aggregate principal balance of $500.0 million of 7 ⅞% senior notes due 2018 (the “2018 Notes”) outstanding that are registered under the Securities Act of 1933. The 2018 Notes are unsecured obligations of the Company and are guaranteed by one of the Company’s subsidiaries. Interest is payable on December 15 and June 15 of each year, commencing on June 15, 2011. The indenture governing the 2018 Notes contains various covenants that may adversely affect our ability, among other things, to incur additional indebtedness, incur liens, pay dividends or make certain restricted payments, consummate certain asset sales, enter into certain transactions with JBS USA and our other affiliates, merge, consolidate and/or sell or dispose of all or substantially all of our assets. Additionally, we have an aggregate principal balance of $3.9 million of 7 ⅝% senior unsecured notes, 8 ⅜% senior subordinated unsecured notes and 9 ¼% senior unsecured notes outstanding at December 30, 2012.

JBS Subordinated Loan Agreement

     On June 23, 2011, the Company entered into a Subordinated Loan Agreement with JBS USA (the “Subordinated Loan Agreement”), which provided an aggregate commitment of $100.0 million. On June 23, 2011, JBS USA made a term loan to the Company in the principal amount of $50.0 million. Pursuant to the terms of the Subordinated Loan Agreement, we also agreed to reimburse JBS USA up to $56.5 million for draws upon any letters of credit issued for JBS USA’s account that support certain obligations of the Company or its subsidiaries. On December 16, 2011, the Company and JBS USA executed an amendment to the Subordinated Loan Agreement that, among other things, provided that if the Company consummated a stock rights offering (the “Rights Offering”) that allowed stockholders of record as of January 17, 2012 to purchase an aggregate 44,444,444 shares of the Company’s common stock on or before March 24, 2012, the loan commitment under the Subordinated Loan Agreement would be terminated. The Company consummated the Rights Offering on February 29, 2012. Further, under the U.S. Credit Facility (as defined below), following the consummation of the Rights Offering, (i) the Company, at its option, was permitted to prepay the outstanding $50.0 million term loan under the Subordinated Loan Agreement and (ii) the existing commitment of JBS USA to make an additional $50.0 million term loan to the Company under the Subordinated Loan Agreement would be terminated. On March 7, 2012, the Company repaid the outstanding $50.0 million term loan under the Subordinated Loan Agreement, plus accrued interest, with proceeds received from the Rights Offering and the remaining commitment of JBS USA to make loans under the Subordinated Loan Agreement was terminated.

     JBS USA agreed to arrange for letters of credit to be issued on its account in the amount of $56.5 million to an insurance company serving the Company in order to allow that insurance company to return cash it held as collateral against potential workers compensation, auto and general liability claims. In return for providing this letter of credit, the Company has agreed to reimburse JBS USA for the letter of credit cost the Company would otherwise incur under its U.S. Credit Facility (as defined below). The total amount paid by the Company for 2012 and 2011 costs, to reimburse JBS USA, was $2.2 million and $0.4 million, respectively. As of December 30, 2012, the Company has accrued an obligation of $0.2 million to reimburse JBS USA for letter of credit costs incurred on its behalf.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. Credit Facility

     Pilgrim’s and certain of its subsidiaries have entered into a credit agreement (the “U.S. Credit Facility”) with CoBank ACB, as administrative agent and collateral agent, and other lenders party thereto, which currently provides a $700.0 million revolving credit facility and a Term B facility. The U.S. Credit Facility also includes an accordion feature that allows us, at any time, to increase the aggregate revolving loan commitment by up to an additional $100.0 million and to increase the aggregate Term B loans commitment by up to an additional $400.0 million, in each case subject to the satisfaction of certain conditions, including obtaining the lenders’ agreement to participate in the increase and an aggregate limit on all commitments under the U.S. Credit Facility of $1.85 billion. On April 22, 2011, we increased the amount of the sub-limit for swingline loans under the U.S. Credit Facility to $100.0 million. The revolving loan commitment and the Term B loans will mature on December 28, 2014.

     On December 28, 2009, the Company paid loan costs totaling $50.0 million related to the U.S. Credit Facility that it recognized as an asset on its balance sheet. The Company amortizes these capitalized costs to interest expense over the life of the U.S. Credit Facility.

     Subsequent to the end of each fiscal year, a portion of our cash flow must be used to repay outstanding principal amounts under the Term B loans. With respect to 2012, the Company estimates that it will be required to pay approximately $141.0 million of its cash flow toward the outstanding principal under the Term B loans, which the Company expects to pay on April 29, 2013. The Company did not have excess cash flow from 2011 to be applied toward the outstanding principal under the Term B loans. In April 2011, the Company paid approximately $46.3 million of its excess cash flow from 2010 toward the outstanding principal under the Term B loans. The excess cash flow payments have been and will continue to be applied to installments of the Term B loans ratably in accordance with the then outstanding amounts thereof. The U.S. Credit Facility also requires us to use the proceeds we receive from certain asset sales and specified debt or equity issuances and upon the occurrence of other events to repay outstanding borrowings under the U.S. Credit Facility. The cash proceeds received by the Company from the Rights Offering were not subject to this requirement. On December 30, 2012, a principal amount of $559.1 million under the Term B loans commitment was outstanding.

     Actual borrowings by the Company under the revolving credit commitment component of the U.S. Credit Facility are subject to a borrowing base, which is a formula based on certain eligible inventory, eligible receivables and restricted cash under the control of CoBank ACB. As of December 30, 2012, the applicable borrowing base was $658.1 million, the amount available for borrowing under the revolving loan commitment was $529.9 million and outstanding borrowings and letters of credit under the revolving loan commitment were $103.6 million and $24.6 million, respectively.

     The U.S. Credit Facility contains financial covenants and various other covenants that may adversely affect our ability to, among other things, incur additional indebtedness, incur liens, pay dividends or make certain restricted payments, consummate certain assets sales, enter into certain transactions with JBS USA and our other affiliates, merge, consolidate and/or sell or dispose of all or substantially all of our assets. On June 23, 2011 and December 16, 2011, the Company entered into amendments to the U.S. Credit Facility, which, among other things, (i) temporarily suspended the requirement for the Company to comply with the fixed charge coverage ratio and senior secured leverage ratio financial covenants until the quarter ended December 30, 2012, (ii) modified the fixed charge coverage ratio financial covenant so that when the requirement to comply with this covenant resumes in the quarter ended December 30, 2012, the Company can calculate the fixed charge coverage ratio based upon a specified number of fiscal quarters selected by the Company, (iii) reduced the minimum allowable consolidated tangible net worth to the sum of $450 million plus 50% of the cumulative net income (excluding any losses) of the Company from December 16, 2011 through such date of calculation and (iv) increased the maximum allowable senior secured leverage ratio, determined for any period of four consecutive fiscal quarters ending on the last day of each fiscal quarter, to be no greater than 4.0 to 1.0 for periods calculated from September 24, 2012 and thereafter. The Company is currently in compliance with these financial covenants.

     The U.S. Credit Facility provides that the Company may not incur capital expenditures in excess of $175.0 million in either 2011 or 2012 and $350.0 million each fiscal year thereafter. The U.S. Credit Facility contains various other covenants that may adversely affect our ability to, among other things, incur additional indebtedness, incur liens, pay dividends or make certain restricted payments, consummate certain assets sales, enter into certain transactions with JBS USA and our other affiliates, merge, consolidate and/or sell or dispose of all or substantially all of our assets.

     All obligations under the U.S. Credit Facility are unconditionally guaranteed by certain of the Company’s subsidiaries and are secured by a first priority lien on (i) the accounts receivable and inventories of the Company and its non-Mexico subsidiaries, (ii) 65% of the equity interests in the Company’s direct foreign subsidiaries and 100% of the equity interests in the Company’s other subsidiaries, (iii) substantially all of the personal property and intangibles of the borrowers and guarantors under the U.S. Credit Facility and (iv) substantially all of the real estate and fixed assets of the Company and the guarantor subsidiaries under the U.S. Credit Facility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mexico Credit Facility

     On October 19, 2011, Avícola Pilgrim’s Pride de México, S.A. de C.V. , Pilgrim’s Pride S. de R.L. de C.V. and certain Mexican subsidiaries entered into an amended and restated credit agreement (the “Mexico Credit Facility”) with ING Bank (México), S.A. Institución de Banca Múltiple, ING Grupo Financiero, as lender and ING Capital LLC, as administrative agent. The Mexico Credit Facility has a final maturity date of September 25, 2014. The Mexico Credit Facility is secured by substantially all of the assets of the Company’s Mexico subsidiaries. As of December 30, 2012, the U.S. dollar-equivalent of the loan commitment under the Mexico Credit Facility was $42.8 million. There were no outstanding borrowings under the Mexico Credit Facility at December 30, 2012.

     Under the Mexico Credit Facility, if (i) any default or event of default has occurred and is continuing or (ii) the quotient of the borrowing base divided by the outstanding loans and letters of credit (the “Collateral Coverage Ratio”) under the Mexico Credit Facility is less than 1.25 to 1.00, the loans and letters of credit under the Mexico Credit Facility will be subject to, and cannot exceed, a borrowing base. The borrowing base is a formula based on accounts receivable, inventory, prepaid assets, net cash under the control of the administrative agent and up to 150.0 million Mexican pesos of fixed assets of our Mexico subsidiaries party to the Mexico Credit Facility. The borrowing base formula will be reduced by trade payables of those Mexico subsidiaries. If the Collateral Coverage Ratio falls below 1.25 to 1.00, the borrowing base requirement would terminate upon the earlier of (i) the Collateral Coverage Ratio exceeding 1.25 to 1.00 as of the latest measurement period for 60 consecutive days or (ii) the borrowing availability under the Mexico Credit Facility being equal to or greater than the greater of 20% of the revolving commitments under the Mexico Credit Facility and 100.0 million Mexican pesos for a period of 60 consecutive days.

     Avicola may pay dividends or make other restricted payments to the Company in an amount not to exceed in the aggregate 250.0 million Mexican pesos during the term of the Mexico Credit Facility if certain conditions are satisfied, including a condition that availability is at least 100% of the revolving loan commitment under the Mexico Credit Facility, less any letter of credit liability under the Mexico Credit Facility. However, the Company deems its earnings from Mexico as of December 30, 2012 to be permanently reinvested. As such, U.S. deferred income taxes have not been provided on these earnings. If such earnings were not considered indefinitely reinvested, certain deferred foreign and U.S. income taxes would be provided.

Early Extinguishment of Debt

     The Company did not recognize any expense related to the early extinguishment of debt in 2012 or 2011. The Company incurred expenses of $11.7 million related to the early extinguishment of debt in 2010. These expenses included costs associated with the elimination of unamortized capitalized finance charges related to the Term A loan and a portion of the Term B loan of the U.S. Credit Facility.

Other Disclosures

     Substantially all of our domestic inventories and domestic fixed assets are pledged as collateral to secure the obligations under the U.S. Credit Facility. The Mexico Credit Facility is secured by substantially all of the assets of the Company’s Mexico subsidiaries.

     Annual maturities of long-term debt for the five years subsequent to December 30, 2012 are as follows (in thousands):

2013	$15,886
2014	647,327
2015	263
2016	86
2017	3,611
Thereafter	500,282
Total maturities	1,167,455
Less: Amount representing original issue discount, net of accretion	(2,699)
Total long-term debt	$1,164,756

     Total interest expense was $104.9 million, $111.5 million and $105.6 million in 2012, 2011 and 2010, respectively. Interest related to new construction capitalized in 2012, 2011 and 2010 was $1.7 million, $3.4 million and $1.3 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. INCOME TAXES

     Income (loss) from continuing operations before income taxes by jurisdiction is as follows:

	2012	2011	2010
	(In thousands)
U.S.	$62,332	$(481,048)	$(7,594)
Foreign	90,730	(6,078)	74,082
Total	$153,062	$(487,126)	$66,488

     The components of income tax expense (benefit) are set forth below:

	2012	2011	2010
	(In thousands)
Current:
Federal	$(28,883)	$741	$28,156
Foreign	9,279	13,132	25,815
State and other	(211)	1,914	(8,549)
Total current	(19,815)	15,787	45,422
Deferred:
Federal	(293)	(9,128)	(27,823)
Foreign	(835)	1,033	(41,212)
State and other	(37)	872	(225)
Total deferred	(1,165)	(7,223)	(69,260)
	$(20,980)	$8,564	$(23,838)

     The effective tax rate for continuing operations for 2012 was (13.7)% compared to (1.8)% for 2011. The effective tax rate for 2012 differed from 2011 primarily as a result of decreases in the valuation allowance and reserves for unrecognized tax benefits during 2012 and increases in the valuation allowance and reserves for unrecognized tax benefits during 2011.

     The effective tax rate for continuing operations for 2010 was (35.9)%. The effective tax rate for 2011 differed from 2010 primarily as a result of an increase in the valuation allowance during 2011 and the benefit in 2010 from the deconsolidation for tax purposes of the Mexico operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table reconciles the statutory U.S. federal income tax rate to the Company’s effective income tax rate:

	2012	2011	2010
Federal income tax rate	35.0%	35.0%	35.0%
State tax rate, net	2.5	2.6	0.8
Permanent items	1.5	(0.8)	13.6
Permanent items – reorganization costs	—	0.1	(14.1)
Domestic production activity	—	(0.8)	(7.3)
Difference in U.S. statutory tax rate and foreign
country effective tax rate	(3.3)	—	(7.8)
Book income of consolidated entities
attributable to noncontrolling interests	—	—	(1.7)
Tax credits	(2.3)	1.8	(7.6)
Change in reserve for unrecognized tax
benefits	(10.4)	(2.5)	13.9
Change in valuation allowance	(34.4)	(35.3)	(10.9)
Change in tax legislation	—	0.9	(44.3)
Other	(2.3)	(2.8)	(5.5)
Total	(13.7)%	(1.8)%	(35.9)%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Significant components of the Company’s deferred tax liabilities and assets are as follows:

	December 30,	December 25,
	2012	2011
	(In thousands)
Deferred tax liabilities:
PP&E and identified intangible assets	$124,921	$125,310
Inventories	107,420	88,779
Insurance claims and losses	28,701	20,890
All other current	24,857	19,026
All other noncurrent	9,957	10,905
Total deferred tax liabilities	295,856	264,910
Deferred tax assets:
Net operating losses	244,151	251,328
Foreign net operating losses	19,113	37,932
Credit carry forwards	60,129	57,781
Allowance for doubtful accounts	5,583	6,039
Accrued liabilities	41,808	48,578
All other current	581	—
All other noncurrent	3,627	8,185
Derivatives	—	6
Workers compensation	45,320	36,318
Pension and other postretirement benefits	56,847	40,930
Total deferred tax assets	477,159	487,097
Valuation allowance	(188,354)	(230,336)
Net deferred tax assets	288,805	256,761
Net deferred tax liabilities	$7,051	$8,149

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

     As of December 30, 2012, the Company does not believe it has sufficient positive evidence to conclude that realization of its federal and state net deferred tax assets is more likely than not to be realized. The decrease in valuation allowance of $42.0 million during 2012 was primarily due to a decrease in federal, state and foreign net operating losses. As of December 30, 2012, the Company’s valuation allowance is $188.4 million, of which $168.3 million relates to federal and state net operating losses and credit carry forwards and $20.1 million relates to Mexico operations.

     As of December 30, 2012, the Company had U.S. federal net operating loss carry forwards of approximately $594.7 million that will begin to expire in 2026 and state net operating loss carry forwards of approximately $795.8 million that will begin to expire in 2013. The Company also had Mexico net operating loss carry forwards at December 30, 2012 of approximately $63.7 million that will begin to expire in 2013.

     As of December 30, 2012, the Company had approximately $56.5 million of federal tax credit carry forwards that will begin to expire in 2024 and $3.6 million of state tax credit carry forwards that will begin to expire in 2013.

     On November 6, 2009, H.R. 3548 was signed into law and included a provision that allowed most business taxpayers an increased carry back period for net operating losses incurred in 2008 or 2009. As a result, during 2009 the Company utilized $547.7 million of its U.S. federal net operating losses under the expanded carry back provisions of H.R. 3548 and filed a claim for refund of $169.7 million. The Company received $122.6 million in refunds from the Internal Revenue Service (“IRS”) from the carry back claims during 2010. The Company anticipates receipt of the remainder of its claim pending resolution of its litigation with the IRS. See “Note 17. Commitments and Contingencies” for additional information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Section 382 of the Internal Revenue Code of 1986, as amended, imposes an annual limit on the ability of a corporation that undergoes an “ownership change” to use its U.S. net operating losses and tax credits to reduce its tax liability. The Company experienced an ownership change in December 2009, but believes that utilization of the U.S. net operating losses and tax credits will not be hindered by the Section 382 limitation.

     The Company has not provided any deferred income taxes on the undistributed earnings of its Mexico subsidiaries as of December 30, 2012 based upon the determination that such earnings will be indefinitely reinvested. It is not practicable to determine the amount of incremental taxes that might arise if these earnings were to be remitted. For activity after fiscal year ended September 2008, the Company is not permanently reinvesting its earnings in Puerto Rico. Therefore, the earnings generated in Puerto Rico have U.S. taxes provided on the earnings as if the earnings were distributed.

     During 2011, the Company completed its deconsolidation of its Mexico operations from a tax perspective to help minimize the impact of the Mexico tax reform that became effective January 1, 2010. As a result, all of the Mexico subsidiaries started filing separate returns in 2011. The deconsolidation reduced the accrued taxes that had been previously recognized under the consolidated filing status as it eliminated recapturing certain taxes required under the new consolidation laws. As a result of the deconsolidation, the Company recognized a benefit of $4.3 million and $29.5 million during 2011 and 2010, respectively, which reduced the additional taxes that had been previously accrued as of December 27, 2009, resulting in a total net benefit of $18.4 million.

     The Company follows the provisions of ASC 740-10-25 that clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax benefit is required to meet before being recognized in the financial statements.

     A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	December 30,	December 25,
	2012	2011
	(In thousands)
Unrecognized tax benefits, beginning of year	$64,808	$66,674
Increase as a result of tax positions taken during the current year	926	6,368
Increase as a result of tax positions taken during prior years	119	13,964
Decrease as a result of tax positions taken during prior years	(27,619)	(22,198)
Decrease for lapse in statute of limitations	(13,670)	—
Decrease relating to settlements with taxing authorities	(7,921)	—
Unrecognized tax benefits, end of year	$16,643	$64,808

     Included in unrecognized tax benefits of $16.6 million at December 30, 2012, was $10.9 million of tax benefits that, if recognized, would reduce the Company’s effective tax rate. It is not practicable at this time to estimate the amount of unrecognized tax benefits that will change in the next twelve months.

     The Company recognizes interest and penalties related to unrecognized tax benefits in its provision for income taxes. As of December 30, 2012, the Company had recorded a liability of $9.9 million for interest and penalties. During 2012, accrued interest and penalty amounts related to uncertain tax positions decreased by $14.0 million.

     The Company operates in the U.S. (including multiple state jurisdictions), Puerto Rico and Mexico. With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations for years prior to 2008 and is no longer subject to Mexico income tax examinations by taxing authorities for years prior to 2007.

     The Company is currently working with the IRS through the normal processes and procedures that are available to all taxpayers outside of bankruptcy to resolve the IRS’ proof of claim. In connection, the Company has filed various petitions in the United States Tax Court (“Tax Court”) in response to the Notices of Deficiency that were issued to the Company. On December 12, 2012, the Company entered into two Stipulation of Settled Issues (“Stipulation” or “Stipulations”) with the IRS that resolved a portion of the IRS’ proof of claim. The Company is still working with the IRS to resolve the portion of the IRS’ amended proof of claim relating to Gold Kist’s tax year ended June 20, 2004. See “Note 17. Commitments and Contingencies” for additional information.

14. PENSION AND OTHER POSTRETIREMENT BENEFITS

     The Company sponsors programs that provide retirement benefits to most of its employees. These programs include qualified defined benefit pension plans, nonqualified defined benefit retirement plans, a defined benefit postretirement life insurance plan, and defined contribution retirement savings plans. Under all of our retirement plans, the Company’s expenses were $8.7 million, $7.9 million and $9.5 million in 2012, 2011 and 2010, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company used a year-end measurement date of December 30, 2012 for its pension and postretirement benefits plans. Certain disclosures are listed below. Other disclosures are not material to the financial statements.

Qualified Defined Benefit Pension Plans

     The Company sponsored three qualified defined benefit pension plans:

  The Pilgrim’s Pride Retirement Plan for Union Employees (the “Union Plan”),
  The Pilgrim’s Pride Retirement Plan for El Dorado Union Employees (the “El Dorado Plan”), and
  The Pilgrim’s Pride Pension Plan for Legacy Gold Kist Employees (the “GK Pension Plan”).

     The Union Plan covers certain locations or work groups within PPC. The El Dorado Plan was spun off from the Union Plan effective January 1, 2008 and covered certain eligible locations or work groups within the Company. This plan was settled in 2010. The GK Pension Plan covers certain eligible U.S. employees who were employed at locations that the Company purchased through its acquisition of Gold Kist Inc. (“Gold Kist”) in 2007. Participation in the GK Pension Plan was frozen as of February 8, 2007 for all participants with the exception of terminated vested participants who are or may become permanently and totally disabled. The plan was frozen for that group as of March 31, 2007.

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

     Pilgrim’s Pride also assumed defined benefit postretirement medical and life insurance obligations, including the Insurance Plan, through its acquisition of Gold Kist in 2007. In January 2001, Gold Kist began to substantially curtail its programs for active employees. On July 1, 2003, Gold Kist terminated medical coverage for retirees age 65 or older, and only retired employees in the closed group between ages 55 and 65 could continue their coverage at rates above the average cost of the medical insurance plan for active employees. These retired employees all reached the age of 65 in 2012 and liabilities of the postretirement medical plan then ended.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Defined Benefit Plans Obligations and Assets

     The change in benefit obligation, change in fair value of plan assets, funded status and amounts recognized in the Consolidated Balance Sheets for these plans were as follows:

	Pension Benefits		Other Benefits
	2012	2011	2012	2011
Change in projected benefit obligation:	(In thousands)
Projected benefit obligation, beginning of year	$167,931	$155,653	$1,961	$2,127
Service cost	51	173	—	—
Interest cost	8,272	8,213	96	112
Actuarial losses (gains)	24,872	12,072	159	(170)
Benefits paid	(6,692)	(8,180)	—	(108)
Curtailments and settlements	—	—	(283)	—
Projected benefit obligation, end of year	$194,434	$167,931	$1,933	$1,961

	Pension Benefits		Other Benefits
	2012	2011	2012	2011
Change in plan assets:	(In thousands)
Fair value of plan assets, beginning of year	$81,193	$84,863	$—	$—
Actual return on plan assets	8,013	(3,247)	—	—
Contributions by employer	9,769	7,757	283	108
Benefits paid	(6,692)	(8,180)	—	(108)
Curtailments and settlements	—	—	(283)	—
Fair value of plan assets, end of year	$92,283	$81,193	$—	$—

	Pension Benefits		Other Benefits
	2012	2011	2012	2011
Funded status:	(In thousands)
Unfunded benefit obligation, end of year	$(102,151)	$(86,738)	$(1,933)	$(1,961)

	Pension Benefits		Other Benefits
	2012	2011	2012	2011
Amounts recognized in the Consolidated Balance Sheets
at end of year:	(In thousands)
Current liability	$(6,656)	$(10,993)	$(158)	$(166)
Long-term liability	(95,495)	(75,745)	(1,775)	(1,795)
Recognized liability	$(102,151)	$(86,738)	$(1,933)	$(1,961)

	Pension Benefits		Other Benefits
	2012	2011	2012	2011
Amounts recognized in accumulated other
comprehensive loss at end of year:	(In thousands)
Net actuarial loss (gain)	$53,368	$31,108	$(49)	$(217)

     The accumulated benefit obligation for our defined benefit pension plans was $194.4 million and $167.9 million at December 30, 2012 and December 25, 2011, respectively. Each of our defined benefit pension plans had accumulated benefit obligations that exceeded the fair value of plan assets at December 30, 2012 and December 25, 2011, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net Periodic Benefit Cost (Income)

     Net pension and other postretirement costs included the following components:

	Pension Benefits			Other Benefits
	2012	2011	2010	2012	2011	2010
	(In thousands)
Service cost	$51	$173	$165	$—	$—	$—
Interest cost	8,272	8,213	8,659	96	112	115
Estimated return on plan assets	(5,867)	(6,177)	(6,117)	—	—	—
Curtailment loss	—	16	36	—	—	—
Settlement loss (gain)	—	—	1,504	(7)	—	—
Amortization of prior service cost	—	3	3	—	—	—
Amortization of net loss (gain)	465	96	1	(2)	—	—
Net cost	$2,921	$2,324	$4,251	$87	$112	$115

Economic Assumptions

     The weighted average assumptions used in determining pension and other postretirement plan information were as follows:

	Pension Benefits			Other Benefits
	2012	2011	2010	2012	2011	2010
Benefit obligation:
Discount rate	4.22%	5.09%	5.50%	4.22%	5.09%	5.50%
Rate of compensation increase	NA	3.00%	3.00%	NA	NA	NA
Net pension and other postretirement cost:
Discount rate	5.09%	5.50%	5.69%	5.09%	5.50%	5.69%
Rate of compensation increase	3.00%	3.00%	3.00%	NA	NA	NA
Expected return on plan assets	7.50%	7.75%	7.67%	NA	NA	NA

     The expected rate of return on plan assets was determined based on the current interest rate environment and historical market premiums relative to the fixed income rates of equities and other asset classes. We also take into consideration anticipated asset allocations, investment strategies and the views of various investment professionals when developing this rate.

Plan Assets

     The following table reflects the pension plans’ actual asset allocations:

	2012	2011
Common collective trusts that invest in equity securities	71%	71%
Common collective trusts that invest in fixed income securities	29%	29%
Total assets	100%	100%

     Absent regulatory or statutory limitations, the target asset allocation for the investment of the assets for our ongoing pension plans is 30% in fixed income securities and 70% in equity securities. The plans only invest in fixed income and equity instruments for which there is a ready public market. We develop our expected long-term rate of return assumptions based on the historical rates of returns for equity and fixed income securities of the type in which our plans invest.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The fair value measurements of plan assets fell into the following levels of the fair value hierarchy as of December 30, 2012 and December 25, 2011:

	2012				2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Common collective trusts the invest in:
Equity securities	$—	$65,145	$—	$65,145	$—	$57,495	$—	$57,495
Fixed income securities	—	27,138	—	27,138	—	23,698	—	23,698
Total	$—	$92,283	$—	$92,283	$—	$81,193	$—	$81,193

     The valuation of plan assets in Level 2 is determined using a market approach based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for substantially the full term of the financial instrument. Level 2 securities primarily include equity and fixed income securities funds.

Benefit Payments

     The following table reflects the benefits as of December 30, 2012 expected to be paid in each of the next five years and in the aggregate for the five years thereafter from our pension and other postretirement plans. Because our pension plans are primarily funded plans, the anticipated benefits with respect to these plans will come primarily from the trusts established for these plans. Because our other postretirement plans are unfunded, the anticipated benefits with respect to these plans will come from our own assets.

	Pension
	Benefits	Other Benefits
	(In thousands)
2013	$12,040	$158
2014	11,774	160
2015	11,307	161
2016	11,371	162
2017	11,304	162
2018-2022	53,511	763
Total	$111,307	$1,566

     We anticipate contributing $6.7 million and $0.2 million, as required by funding regulations or laws, to our pension and other postretirement plans, respectively, during 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unrecognized Benefit Amounts in Accumulated Other Comprehensive Loss (Income)

     The amounts in accumulated other comprehensive income (loss) that were not recognized as components of net periodic benefits cost and the changes in those amounts are as follows:

	Pension Benefits			Other Benefits
	2012	2011	2010	2012	2011	2010
	(In thousands)
Net actuarial loss (gain),
beginning of year	$31,108	$9,708	$10,017	$(217)	$(47)	$(50)
Amortization	(465)	(96)	(1)	2	—	—
Curtailment and settlement
adjustments	—	—	(1,768)	7	—	—
Actuarial loss (gain)	24,872	12,072	6,675	159	(170)	3
Asset loss (gain)	(2,147)	9,424	(5,215)	—	—	—
Net actuarial loss (gain),
end of year	$53,368	$31,108	$9,708	$(49)	$(217)	$(47)
Net prior service cost,
beginning of year	$—	$19	$58	$—	$—	$—
Amortization	—	(19)	(39)	—	—	—
Net prior service cost, end
of year	$—	$—	$19	$—	$—	$—

     The Company expects to recognize in net pension cost throughout 2013 an actuarial loss of $1.1 million that was recorded in accumulated other comprehensive income at December 30, 2012.

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

     The Company’s expenses related to its defined contribution plans totaled $5.7 million, $5.5 million and $5.2 million in 2012, 2011 and 2010, respectively.

     Certain retirement plans that the Company sponsors invest in a variety of financial instruments. Certain postretirement funds in which the Company participates hold significant amounts of mortgage-backed securities. However, none of the mortgages collateralizing these securities are considered subprime.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. STOCKHOLDERS’ EQUITY

Rights Offering

     In January 2012, Pilgrim’s commenced the Rights Offering for stockholders of record as of January 17, 2012 (the “Record Date”). The basic subscription privilege gave stockholders the option to purchase 0.2072 shares of Pilgrim’s common stock, rounded up to the next largest whole number, at a subscription price of $4.50 per share for each share of Pilgrim’s common stock they owned as of the Record Date. The multiplier was determined by dividing the 44,444,444 shares being offered in the Rights Offering by the total number of shares owned by all stockholders on the Record Date. Those stockholders that exercised their basic subscription privilege in full also received an over-subscription privilege that afforded them the opportunity to purchase additional shares at the subscription price of $4.50 per share from a pool of the shares left over had all stockholders not elected to exercise their basic subscription privileges in full. JBS USA committed to participate in the Rights Offering and exercise its basic and over-subscription privileges in full. The last day a stockholder could exercise either their basic subscription rights or their over-subscription rights was February 29, 2012. On March 7, 2012, the Company issued 44,444,444 shares of common stock to stockholders that exercised their basic subscription privileges and over-subscription privileges under the Rights Offering. Gross proceeds received under the Rights Offering totaled $200.0 million. The Company incurred costs directly attributable to the Rights Offering of $1.7 million that it deferred and charged against the proceeds of the Rights Offering in Additional Paid-in Capital on the Consolidated Balance Sheet. The Company used the net proceeds of $198.3 million for additional working capital to improve its capital position and for general corporate purposes. Pilgrim’s also used a portion of the net proceeds to repay the outstanding principal amount of $50.0 million, plus accrued interest, of its subordinated debt owed to JBS USA and to repay indebtedness under the U.S. Credit Facility.

     The Rights Offering contained a subscription price that was less than the fair value of the Company’s common stock on the last day the rights could be exercised. This price discount is considered a bonus element similar to a stock dividend. Because of this bonus element, the Company adjusted both the weighted average basic and diluted shares outstanding as reported in the Quarterly Report on Form 10-Q filed with the SEC on April 29, 2011 by multiplying those weighted average shares by an adjustment factor that represented the $6.40 fair value of a share of the Company’s common stock immediately prior to the exercise of the basic and over-subscription privileges under the Rights Offering divided by the $6.07 theoretical ex-rights fair value of a share of the Company’s common stock immediately prior to the exercise of the basic and over-subscription privileges under the Rights Offering. Weighted average basic and diluted shares outstanding and net loss per weighted average basic and diluted share for 2011 as originally reported and as adjusted for this bonus element were as follows:

	As Originally Reported	As Adjusted	Effect of Change
	(In thousands, except per share data)
2011:
Weighted average basic shares outstanding	214,282	224,996	10,714
Weighted average diluted shares outstanding	214,282	224,996	10,714
Net loss per weighted average basic share	$(2.32)	$(2.21)	$0.11
Net loss per weighted average diluted share	$(2.32)	$(2.21)	$0.11
2010:
Weighted average basic shares outstanding	214,282	224,996	10,714
Weighted average diluted shares outstanding	214,282	224,996	10,714
Net income per weighted average basic share	$0.41	$0.39	$(0.02)
Net income per weighted average diluted share	$0.41	$0.39	$(0.02)

Stock Compensation

     The Company granted 200,000 restricted shares of its common stock to William W. Lovette effective January 3, 2011 in connection with the employment agreement with Mr. Lovette. On January 5, 2012, the Company issued the 200,000 shares to allow Mr. Lovette participation in the Rights Offering. We delivered the first tranche of 100,000 shares to Mr. Lovette on January 3, 2013. Restrictions on the second tranche of 100,000 shares will lapse on January 3, 2014, subject to Mr. Lovette’s continued employment with the Company through the applicable lapse date. See “Note 18. Incentive Compensation” to the Consolidated Financial Statements for additional information.

     The Company granted 72,675 restricted shares of its common stock to Fabio Sandri, the Company’s Chief Financial Officer, effective August 27, 2012 as compensation for services to be rendered. Restrictions on these shares will lapse on April 27, 2014, subject to Mr. Sandri’s continued employment with the Company through the applicable lapse date. See “Note 18. Incentive Compensation” to the Consolidated Financial Statements for additional information.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Antidilutive Common Stock Equivalents

     Due to the net loss incurred during 2011, the Company did not include 12,094 common stock equivalents in the calculation of the denominator used for net loss per weighted average diluted common share outstanding as these common stock equivalents would have been antidilutive.

Other Comprehensive Income

     The amounts of income tax expense or benefit allocated to each component of other comprehensive income, including reclassification adjustments, are as follows:

Expense (Benefit)	2012	2011	2010
	(In thousands)
Unrealized holding gains (losses) on available-for-sale securities	$(6)	$(658)	$(66)
Recognition in earnings of a previously unrecognized gain on
derivative instrument designated as a cash flow hedge	—	—	(1,521)
Gains (losses) associated with pension and other postretirement benefits	—	—	3,934
	$(6)	$(658)	$2,347

Accumulated Other Comprehensive Loss

     As of December 30, 2012 and December 25, 2011, the balance of each component of accumulated other comprehensive loss is as follows:

Component	2012	2011
	(In thousands)
Unrealized holding gains on available-for-sale securities, net of tax	$—	$12
Losses associated with pension and other postretirement benefits, net of tax	(68,511)	(46,082)
	$(68,511)	$(46,070)

16. RELATED PARTY TRANSACTIONS

     Pilgrim’s has been and, in some cases, continues to be a party to certain transactions with affiliated persons and our current and former directors and executive officers. Company management has analyzed the terms of all contracts executed with related parties and believes that they are substantially similar to, and contain terms no less favorable to us than, those obtainable from unaffiliated parties.

     On December 28, 2009, JBS USA became the holder of the majority of the common stock of the Company. Until March 26, 2012, Lonnie A. “Bo” Pilgrim (the “Founder Director”) and certain entities related to the Founder Director collectively owned the second-largest block of our common stock. On March 12, 2012, the Founder Director resigned as a director of Pilgrim’s. On March 26, 2012, the Founder Director and certain entities related to the Founder Director sold 18,924,438 shares of our common stock to JBS USA.

     Transactions with JBS USA, JBS USA, LLC (a JBS USA subsidiary) and the former Founder Director recognized in the Consolidated Statements of Operations are summarized below:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2012	2011	2010
	(In thousands)
JBS USA, LLC:
Purchases from JBS USA, LLC	$69,048	$173,081	$93,898
Expenditures paid by JBS USA, LLC on behalf of Pilgrim’s(a)	61,353	26,331	26,818
Sales to JBS USA, LLC	206,720	117,909	5,422
Expenditures paid by Pilgrim’s on behalf of JBS USA, LLC(a)	4,134	1,312	482
Sale of PFS Distribution business assets to JBS USA, LLC(f)	—	24,479	—
Sale of pork business assets to JBS USA, LLC(g)	—	13,000	—
Founder Director:
Sale of airplane hangars and undeveloped land to Founder Director(e)	—	—	1,450
Purchase of commercial egg property from Founder Director(b)	—	—	12,000
Loan guaranty fees paid to Founder Director(c)	—	—	8,928
Contract grower pay paid to Founder Director	297	1,132	1,249
Consulting fee paid to Founder Director(d)	374	1,497	1,497
Board fees paid to Founder Director(d)	45	154	105
Lease payments on commercial egg property paid to Founder Director	—	—	125
Sales to Founder Director	1	22	28
(a)	On January 19, 2010, the Company entered into an agreement with JBS USA, LLC in order to allocate costs associated with JBS USA, LLC’s procurement of SAP licenses and maintenance services for its combined companies. Under this agreement, the fees associated with procuring SAP licenses and maintenance services are allocated between the Company and JBS USA, LLC in proportion to the percentage of licenses used by each company. The agreement expires on the date of expiration, or earlier termination, of the underlying SAP license agreement. On May 5, 2010, the Company also entered into an agreement with JBS USA, LLC in order to allocate the costs of supporting the business operations by one consolidated corporate team, which have historically been supported by their respective corporate teams. Expenditures paid by JBS USA, LLC on behalf of the Company will be reimbursed by the Company and expenditures paid by the Company on behalf of JBS USA, LLC will be reimbursed by JBS USA, LLC. This agreement expires on May 5, 2015.
(b)	On February 23, 2010, the Company purchased a commercial egg property from the Founder Director for $12.0 million. Prior to the purchase, the Company leased the commercial egg property including all of the ongoing costs of the operation from the Founder Director.
(c)	Prior to December 28, 2009, Pilgrim Interests, Ltd., an entity related to the Founder Director, guaranteed a portion of the Company’s debt obligations. In consideration of such guarantees, the Company would pay Pilgrim Interests, Ltd. a quarterly fee equal to 0.25% of one-half of the average aggregate outstanding balance of such guaranteed debt. Pursuant to the terms of the financing in place during the term of the Company’s Chapter 11 case, the Company could not pay any loan guarantee fees without the consent of the lenders party thereto. At December 27, 2009, the Company had accrued loan guaranty fees totaling $8.9 million. The Company paid these fees after emerging from bankruptcy on December 28, 2009.
(d)	In connection with the Company’s plan of reorganization, the Company and the Founder Director entered into a consulting agreement, which became effective on December 28, 2009. The terms of the consulting agreement included, among other things, that the Founder Director (i) provide services to the Company that are comparable in the aggregate with the services provided by him to the Company prior to December 28, 2009, (ii) be appointed to the Board of Directors of the Company and during the term of the consulting agreement will be nominated for subsequent terms on the board, (iii) be compensated for services rendered to the Company at a rate of $1.5 million per year for a term of five years, (iv) be subject to customary non-solicitation and non-competition provisions and (v) be, along with his spouse, provided with medical benefits (or will be compensated for medical coverage) that are comparable in the aggregate to the medical benefits afforded to employees of the Company.
(e)	On June 9, 2010, the Company sold two airplane hangars and undeveloped land to the Founder Director for $1.45 million.
(f)	On October 7, 2011, the Company and certain of its wholly owned subsidiaries entered into an agreement with JBS USA, LLC and JBS Trading International, Inc. to sell certain real property, tractor trailers, inventory, equipment, accounts receivable and other assets related to our distribution and transportation businesses. See below for additional information regarding this sale.
(g)	On October 26, 2011, the Company entered into an agreement with Swift Pork Company, a wholly owned subsidiary of JBS USA, LLC, to sell certain real property, tractor trailers, inventory, livestock, equipment, accounts receivable and other assets related to our pork business. See paragraph below for additional information regarding this sale.

     As of December 30, 2012 and December 25, 2011, the outstanding payable to JBS USA was $13.4 million and $11.7 million, respectively. As of December 30, 2012 and December 25, 2011, the outstanding receivable from JBS USA, LLC was $1.5 million and $21.2 million, respectively. As of December 30, 2012, approximately $3.8 million of goods from JBS USA, LLC were in transit and not reflected on our Consolidated Balance Sheet.

     On March 2, 2011, the Company agreed to purchase the home of William W. Lovette in Arkansas on reasonable and customary commercial terms and at a purchase price not to exceed approximately $2.1 million. Consequently, Mr. Lovette transferred all of the rights and the Company assumed all obligations relative to the property for a purchase price of $2.1 million. His home was sold on July 23, 2012.

     On October 7, 2011, the Company and certain of its wholly owned subsidiaries entered into an agreement with JBS USA, LLC and JBS Trading International, Inc. to sell certain real property, tractor trailers, inventory, equipment, accounts receivable and other assets related to our distribution and transportation businesses. The purchase price for these assets was $24.5 million, paid in cash, and the transaction closed on November 18, 2011. Company management analyzed the terms of the contract and believe that they were substantially similar to and contain terms no less favorable to us than those obtainable from unaffiliated parties. Additionally, the Audit Committee of the Company’s Board of Directors reviewed and approved the agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     On October 26, 2011, the Company entered into an agreement with Swift Pork Company, a wholly owned subsidiary of JBS USA, LLC to sell certain real property, tractor trailers, inventory, livestock, equipment, accounts receivable and other assets related to our pork business. The purchase price for these assets was $13.0 million, payable in cash, subject to adjustment based on the final accounting of the assets. The closing occurred on December 2, 2011. Company management analyzed the terms of the contract and believe that they were substantially similar to and contain terms no less favorable to us than those obtainable from unaffiliated parties. Additionally, the Audit Committee of the Company’s Board of Directors reviewed and approved the agreement.

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

Purchase Obligations

     The Company will sometimes enter into noncancelable contracts to purchase capital equipment and certain commodities such as corn, soybean meal, electricity and natural gas. At December 30, 2012, the Company was party to outstanding purchase contracts totaling $230.9 million. Payments for purchases made under these contracts are due in less than one year.

Operating Leases

     The Consolidated Statements of Operations include rental expense for operating leases of approximately $14.3 million, $26.2 million and $58.3 million in 2012, 2011 and 2010, respectively. The Company’s future minimum lease commitments under noncancelable operating leases are as follows (in thousands):

2013	$7,450
2014	2,836
2015	2,123
2016	240
2017	—
Total	$12,649

     Certain of the Company’s operating leases include rent escalations. The Company includes the rent escalation in its minimum lease payments obligations and recognizes them as a component of rental expense on a straight-line basis over the minimum lease term.

     The Company also maintains operating leases for various types of equipment, some of which contain residual value guarantees for the market value of assets at the end of the term of the lease. The terms of the lease maturities range from one to ten years. The maximum potential amount of the residual value guarantees is estimated to be approximately $8.4 million; however, the actual amount would be offset by any recoverable amount based on the fair market value of the underlying leased assets. No liability has been recorded related to this contingency as the likelihood of payments under these guarantees is not considered to be probable and the fair value of such guarantees is immaterial. The Company historically has not experienced significant payments under similar residual guarantees.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Instruments

     Pursuant to the terms of the Subordinated Loan Agreement, we have agreed to reimburse JBS USA up to $56.5 million for draws upon any letters of credit issued for JBS USA’s account that support certain obligations of the Company and its subsidiaries.

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

     Also, among the claims presently pending against the Company are two identical claims seeking unspecified damages, each brought by a stockholder, individually and on behalf of a putative class, alleging violations of certain antifraud provisions of the Securities Exchange Act of 1934. The court consolidated these cases into one matter. The parties have reached an agreement to settle this matter for $1.5 million, subject to court approval. A Stipulation was filed on November 14, 2011. On January 23, 2012, the court issued an Order Preliminarily Approving Settlement, in which the court set a hearing date for the final approval of the settlement for May 1, 2012. On May 2, 2012 the Court issued an order of final approval of the settlement and dismissed the case with prejudice in accordance with the terms of the settlement agreement.

     Other claims presently pending against the Company are claims seeking unspecified damages brought by current or former contract chicken growers who allege, along with other assertions, that the Company breached grower contracts and made false representations to induce the plaintiffs into building chicken farms and entering into chicken growing agreements with the Company. In the case styled Sheila Adams, et al. v. Pilgrim’s Pride Corporation, on September 30, 2011, the trial court issued its findings of fact and conclusions of law stating that the Company violated section 192(e) of the Packers and Stockyards Act of 1921 by purportedly attempting to manipulate the price of chicken by idling the El Dorado, Arkansas complex and awarded damages in the amount of $25.8 million. Afterward, the Company filed post-judgment motions attacking the trial court’s findings of fact and conclusions of law, which, on December 28, 2011, were granted in part and resulted in a reduction of the damages award from $25.8 million to $25.6 million. The case relates to our Farmerville, Louisiana; Nacogdoches, Texas; and the De Queen and Batesville, Arkansas complexes. On January 19, 2012, the Company appealed the findings of fact and conclusions of law and decision concerning the post-judgment motions to the United States Fifth Circuit Court of Appeals. The Company intends to vigorously pursue its appellate rights and defend against the underlying judgment. The Company has recorded an estimated probable loss that is less than the outstanding judgment. Oral argument occurred on December 3, 2012. The appeal has been submitted for a decision, but there is no deadline set for the Fifth Circuit Court of Appeals to issue a decision. As for the remaining claims, the bench trials relating to the allegations asserted by the plaintiffs from the Farmerville, Louisiana complex began on July 16, 2012. That bench trial concluded on August 2, 2012. The Marshall Court has not issued a decision. Additionally, the bench trials relating to the claims asserted by the plaintiffs from the Nacogdoches, Texas complex began on September 12, 2012. The trial has not concluded. However, at this time, the Nacogdoches, Texas bench trial is scheduled to resume on April 22, 2013. The remaining bench trial for the plaintiffs from the De Queen and Batesville, Arkansas complexes was scheduled for October 29, 2012, but that trial date was canceled. The Marshall Court has not scheduled new dates for that bench trial. The Company intends to vigorously defend against these claims. Although the likelihood of financial loss related to the remaining growers’ claims is reasonably possible, an estimate of potential loss cannot be determined at this time because of now conflicting legal authority, the factual nature of the various growers’ individual claims, and a new judge who will preside over the remaining bench trials. There can be no assurances that other similar claims may not be brought against the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The United States Department of Treasury, IRS filed an amended proof of claim in the Bankruptcy Court pursuant to which the IRS asserted claims that total $74.7 million. We filed in the Bankruptcy Court (i) an objection to the IRS’ amended proof of claim, and (ii) a motion requesting the Bankruptcy Court to determine our U.S. federal tax liability pursuant to Sections 105 and 505 of the Bankruptcy Code. The objection and motion asserted that the Company had no liability for the additional U.S. federal taxes that have been asserted for pre-petition periods by the IRS. The IRS responded in opposition to our objection and motion. On July 8, 2010, the Bankruptcy Court granted our unopposed motion requesting that the Bankruptcy Court abstain from determining our federal tax liability. As a result we have worked with the IRS through the normal processes and procedures that are available to all taxpayers outside of bankruptcy (including the Tax Court proceedings discussed below) to resolve the IRS’ amended proof of claim. On December 12, 2012 we entered into two Stipulations with the IRS. The first Stipulation relates to the Company’s 2003, 2005, and 2007 tax years and resolves all of the material issues in the case. The second Stipulation relates to the Company as the successor in interest to Gold Kist for the tax years ended June 30, 2005 and September 30, 2005, and resolves all substantive issues in the case. These Stipulations account for approximately $29.3 million of the amended proof of claim and should result in no additional tax due.

     In connection with the amended proof of claim, on May 26, 2010, we filed a petition in Tax Court in response to a Notice of Deficiency that was issued to the Company as the successor in interest to Gold Kist. The Notice of Deficiency and the Tax Court proceeding relate to a loss that Gold Kist claimed for its tax year ended June 30, 2004. This proceeding accounts for approximately $45.4 million of the amended proof of claim and the Company is still working with the IRS through the normal processes and procedures to resolve this portion of the IRS’ amended proof of claim.

     Upon the initial filing of the Gold Kist tax return for the year ended June 30, 2004, the Company assessed the likelihood that the position related to the proceeding would be sustained upon examination and determined that it met the recognition threshold and the full amount of benefit was recognized. We continue to believe the position is more likely than not of being sustained. If adversely determined, the outcome could have a material effect on the Company’s operating results and financial position.

     U.S. Immigration and Customs Enforcement (“ICE”) investigated allegations of identity theft within our workforce. With our cooperation, ICE arrested approximately 350 of our employees in 2008 believed to have engaged in identity theft at five of our facilities. On December 30, 2009, PPC, the U.S. Attorney’s Office for the Eastern District of Texas, and the Dallas Office of ICE entered into a non-prosecution agreement and civil resolution of the government’s investigation. Under this agreement: (i) the government agreed not to proceed either criminally or civilly against PPC, and to end its investigation of the immigration-related matters, relating to both the company and its current and former officers, employees and directors; (ii) PPC agreed to an immigration compliance program that would remain in effect for at least the 5-year term of the agreement; and (iii) PPC will pay an aggregate of $4.5 million, which approximates the amount the Company had previously accrued for this matter, to the government in four annual installments. We paid the first three installments of $1.1 million in 2010, 2011 and 2012. We also paid the final installment in 2013. The parties acknowledged that PPC was admitting to no civil liability or criminal culpability as a result of the settlement. However, no assurances can be given that further enforcement efforts by governmental authorities against our employees or the Company (i) will not disrupt a portion of our workforce or our operations at one or more of our facilities, thereby negatively impacting our business or (ii) result in the assessment of fines against us that could have a material adverse effect on our financial position, results of operations or cash flows.

18. INCENTIVE COMPENSATION

Incentive Compensation Plans

     The Company sponsors an annual incentive program that provides the grant of bonus awards payable upon achievement of specified performance goals (the “STIP”). Full-time, salaried exempt employees of the Company and its affiliates who are selected by the administering committee are eligible to participate in the STIP. The Company has accrued $7.2 million in costs related to the STIP at December 30, 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company also sponsors a performance-based, omnibus long-term incentive plan that provides for the grant of a broad range of long-term equity-based and cash-based awards to the Company’s officers and other employees, members of the Board and any consultants (the “LTIP”). The equity-based awards that may be granted under the LTIP include “incentive stock options,” within the meaning of the Internal Revenue Code, nonqualified stock options, stock appreciation rights, restricted stock awards and restricted stock units. We have reserved approximately 6.6 million shares of common stock for future issuance under the LTIP. The restricted stock awarded to Fabio Sandri on August 27, 2012 was granted under this plan. No other awards have been granted under the LTIP as of the date of this annual report.

Share-Based Compensation

     The Company granted 200,000 restricted shares of its common stock to William W. Lovette effective January 14, 2011 in connection with the employment agreement with Mr. Lovette. Restrictions on the first tranche of 100,000 shares of this common stock lapsed on January 3, 2013 and restrictions on the second tranche of 100,000 shares of this common stock will lapse on January 3, 2014, subject to Mr. Lovette’s continued employment with the Company through the applicable lapse date. The $1.4 million fair value of the shares as of the grant date was determined by multiplying the number of shares granted by the closing market price of the Company’s common stock on the grant date. The Company recognized compensation expense of $0.7 million on the first tranche of these restricted shares ratably from January 14, 2011 to January 3, 2013. Assuming no forfeiture of shares, the Company will recognize compensation expense of $0.7 million on the second tranche of these restricted shares ratably from January 14, 2011 to January 3, 2014.

     The Company granted 72,675 restricted shares of its common stock to Mr. Sandri effective August 27, 2012 as compensation for services to be rendered. Restrictions on these shares will lapse on April 27, 2014, subject to Mr. Sandri’s continued employment with the Company through the applicable vesting date. The $0.4 million fair value of the shares as of the grant date was determined by multiplying the number of shares granted by the average market price of the Company’s common stock on the grant date. Assuming no forfeiture of shares, the Company will recognize compensation expense of $0.4 million ratably from August 27, 2012 to April 27, 2014.

     Compensation cost charged as selling, general and administrative expense, the income tax benefit recognized for our share-based compensation arrangements and the weighted average fair value of the restricted shares of common stock granted is included below:

	2012	2011	2010
	(In thousands, except weighted average fair values)
Total share-based compensation cost	$684	$568	$—
Income tax benefit	28	—	—
Weighted average fair value of restricted shares of
common stock granted	5.00	7.10	—

     The Company’s restricted share activity is included below:

	2012		2011
		Weighted Average		Weighted Average
		Grant Date		Grant Date Fair
	Number	Fair Value	Number	Value
	(In thousands, except weighted average fair values)
Outstanding at beginning of year	200	$7.10	—	$—
Shares granted	73	5.00	200	7.10
Outstanding at end of year	273	$6.53	200	$7.10

     At December 30, 2012, the total unrecognized compensation cost related to all nonvested awards was $532,000. That cost is expected to be recognized over a weighted average period of 1.18 years.

     Historically, we have issued new shares to satisfy award conversions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. INSURANCE PROCEEDS

     On August 16, 2011, an ammonia leak and explosion at our Marshville, North Carolina facility damaged portions of the building, machinery and equipment. The Company resumed operations at the Marshville facility approximately two weeks after the accident occurred. This insurance claim was still open as of December 30, 2012.

     On July 21, 2008, a fire at one of the Company’s facilities in Mt. Pleasant, Texas damaged a significant portion of the plant’s building, machinery and equipment. The Company resumed operations at the Mt. Pleasant plant in April 2009. The insurance claim was closed in May 2010.

     The Company received the following proceeds related to business interruption claims:

	2012	2011	2010
	(In thousands)
Mt. Pleasant, Texas	$—	$—	$326
Marshville, North Carolina	1,448	—	—

     These proceeds were recognized in Cost of sales in the Consolidated Statements of Operations.

20. MARKET RISKS AND CONCENTRATIONS

     The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash equivalents, investment securities and trade accounts receivable. The Company’s cash equivalents and investment securities are high-quality debt and equity securities placed with major banks and financial institutions. The Company’s trade accounts receivable are generally unsecured. Credit evaluations are performed on all significant customers and updated as circumstances dictate. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers and their dispersion across geographic areas. With the exception of one customer that accounts for approximately 12.9% of trade accounts and other receivables at December 30, 2012, and approximately 9.7% of net sales for 2012, the Company does not believe it has significant concentrations of credit risk in its trade accounts receivable.

     At December 30, 2012, approximately 36.3% of the Company’s employees were covered under collective bargaining agreements. Substantially all employees covered under collective bargaining agreements are covered under agreements that expired in 2011 or 2012 and remain subject to continuing negotiation or will expire in 2013. We have not experienced any labor-related work stoppage at any location in over eight years. We believe our relationship with our employees and union leadership is satisfactory. At any given time, we will be in some stage of contract negotiations with various collective bargaining units. The Company is currently in negotiations with union locals in 11 locations, and there is no assurance that agreement will be reached. In the absence of an agreement, we may become subject to labor disruption at any of these locations, which could have an adverse effect on our financial results.

     The aggregate carrying amount of net assets belonging to our Mexico operations was $277.0 million and $194.3 million at December 30, 2012 and December 25, 2011, respectively.

21. NONCONTROLLING INTERESTS

     In December 2007, the Company assumed a 54% ownership interest in GC Properties General Partnership (“GC Properties”) through its acquisition of Gold Kist. GC Properties owns and maintains an office building in Atlanta, Georgia at which the Company, among other tenants, leased office space. In September 2010, the Company purchased the remaining 46% ownership interest in GC Properties from Cotton States Mutual Insurance Company for $7.6 million.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     During 2011, we announced organizational changes that resulted in the merger of our former Other Products segment into our Chicken segment. Data related to our former Other Products segment, which included primarily non-chicken products sold through our distribution centers, table eggs, animal feed and offal, is no longer reported directly to the chief operating decision maker. This information is now reported through chicken operations management. We reclassified prior year segment disclosures to conform to the new segment presentation.

     Net sales to customers by customer location and long-lived assets are as follows:

	2012	2011	2010
	(In thousands)
Net sales to customers by customer location:
United States	$6,600,206	$6,108,797	$5,740,563
Mexico	988,712	827,186	669,870
Asia	262,455	353,368	223,240
North America	111,305	88,900	82,026
Europe	79,101	82,261	130,635
Africa	62,642	56,741	23,363
South America	13,775	14,224	8,252
Pacific	3,186	4,221	3,680
Total	$8,121,382	$7,535,698	$6,881,629

	December 30, 2012	December 25, 2011
	(In thousands)
Long-lived assets(a):
United States	$1,106,482	$1,157,410
Mexico	83,439	84,342
Total	$1,189,921	$1,241,752
(a)	For this disclosure, we exclude financial instruments, deferred tax assets and intangible assets in accordance with ASC 280-10-50-41, Segment Reporting. Long-lived assets, as used in ASC 280-10-50-41, implies hard assets that cannot be readily removed.

     The following table sets forth, for the periods beginning with 2010, net sales attributable to each of our primary product lines and markets served with those products. We based the table on our internal sales reports and their classification of product types.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2012	2011	2010
U.S. chicken:	(In thousands)
Prepared chicken	$2,239,289	$2,135,337	$2,262,107
Fresh chicken	3,583,854	3,160,429	2,834,972
Export and other chicken by-products	817,723	808,038	581,303
Total U.S. chicken	6,640,866	6,103,804	5,678,382
Mexico chicken	758,023	720,333	615,433
Total chicken	7,398,889	6,824,137	6,293,815
Other products:
U.S.	608,619	674,923	558,675
Mexico	113,874	36,638	29,139
Total other products	722,493	711,561	587,814
Total net sales	$8,121,382	$7,535,698	$6,881,629

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

     The tables below present the condensed consolidating balance sheets as of December 30, 2012 and December 25, 2011 as well as the condensed consolidating statements of operations, condensed consolidating statements of comprehensive income (loss) and condensed consolidated statements of cash flows for the years ended 2012, 2011 and 2010 based on the guarantor structure.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEETS
December 30, 2012
(In thousands)

		Subsidiary	Subsidiary	Eliminations/
	Parent	Guarantor	Non-Guarantors	Adjustments	Consolidation
Cash and cash equivalents	$27,657	$—	$40,523	$—	$68,180
Restricted cash and cash equivalents	—	—	—	—	—
Investment in available-for-sale securities	—	—	—	—	—
Trade accounts and other receivables, less
allowance for doubtful accounts	326,031	1,843	57,056	—	384,930
Account receivable from JBS USA, LLC	1,514	—	—	—	1,514
Inventories	802,282	22,813	125,201	—	950,296
Income taxes receivable	55,306	—	—	(587)	54,719
Current deferred tax assets	—	3,794	506	(4,300)	—
Prepaid expenses and other current assets	29,603	—	26,444	—	56,047
Assets held for sale	9,808	—	17,234	—	27,042
Total current assets	1,252,201	28,450	266,964	(4,887)	1,542,728
Investment in available-for-sale securities	—	—	—	—	—
Intercompany receivable	19,860	53,706	—	(73,566)	—
Investment in subsidiaries	376,226	—	—	(376,226)	—
Deferred tax assets	101,100	—	422	(4,091)	97,431
Other long-lived assets	44,936	—	180,587	(180,000)	45,523
Identified intangible assets, net	27,386	—	10,880	—	38,266
Property, plant and equipment, net	1,043,696	45,746	104,368	(3,889)	1,189,921
Total assets	$2,865,405	$127,902	$563,221	$(642,659)	$2,913,869
Accounts payable	$255,517	$4,270	$52,578	$—	$312,365
Account payable to JBS USA, LLC	13,436	—	—	—	13,436
Accrued expenses and other current liabilities	230,278	24,265	28,997	—	283,540
Income taxes payable	—	—	1,055	(587)	468
Current deferred tax liabilities	108,201	—	581	(4,300)	104,482
Current maturities of long-term debt	15,886	—	—	—	15,886
Total current liabilities	623,318	28,535	83,211	(4,887)	730,177
Long-term debt, less current maturities	1,173,870	—	—	(25,000)	1,148,870
Note payable to JBS USA Holdings, Inc.	—	—	—	—	—
Intercompany payable	—	—	73,566	(73,566)	—
Deferred tax liabilities	—	3,794	297	(4,091)	—
Other long-term liabilities	122,580	—	3,245	—	125,825
Total liabilities	1,919,768	32,329	160,319	(107,544)	2,004,872
Total Pilgrim’s Pride Corporation stockholders’
equity	945,637	95,573	400,276	(535,115)	906,371
Noncontrolling interest	—	—	2,626	—	2,626
Total stockholders’ equity	945,637	95,573	402,902	(535,115)	908,997
Total liabilities and stockholders’ equity	$2,865,405	$127,902	$563,221	$(642,659)	$2,913,869

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING BALANCE SHEETS
December 25, 2011
(In thousands)

		Subsidiary	Subsidiary	Eliminations/
	Parent	Guarantor	Non-Guarantors	Adjustments	Consolidation
Cash and cash equivalents	$13,733	$30	$27,846	$—	$41,609
Restricted cash and cash equivalents	—	—	7,680	—	7,680
Investment in available-for-sale securities	—	—	157	—	157
Trade accounts and other receivables, less
allowance for doubtful accounts	302,809	1,575	44,838	—	349,222
Account receivable from JBS USA, LLC	21,198	—	—	—	21,198
Inventories	766,227	21,144	91,723	—	879,094
Income taxes receivable	62,160	—	528	(3,621)	59,067
Current deferred tax assets	—	4,003	1,478	(5,481)	—
Prepaid expenses and other current assets	35,877	87	16,386	—	52,350
Assets held for sale	37,754	—	16,062	—	53,816
Total current assets	1,239,758	26,839	206,698	(9,102)	1,464,193
Investment in available-for-sale securities	—	—	497	—	497
Intercompany receivable	50,064	33,978	—	(84,042)	—
Investment in subsidiaries	304,395	—	—	(304,395)	—
Deferred tax assets	75,392	—	7	(4,300)	71,099
Other long-lived assets	57,460	—	180,461	(180,000)	57,921
Identified intangible assets, net	31,384	—	12,699	—	44,083
Property, plant and equipment, net	1,090,376	49,336	105,928	(3,888)	1,241,752
Total assets	$2,848,829	$110,153	$506,290	$(585,727)	$2,879,545
Accounts payable	$270,538	$13,033	$45,293	$—	$328,864
Account payable to JBS USA, LLC	11,653	—	—	—	11,653
Accrued expenses and other current liabilities	226,016	17,193	38,588	—	281,797
Income taxes payable	—	—	3,621	(3,621)	—
Current deferred tax liabilities	83,795	—	934	(5,481)	79,248
Current maturities of long-term debt	15,611	—	—	—	15,611
Total current liabilities	607,613	30,226	88,436	(9,102)	717,173
Long-term debt, less current maturities	1,433,001	—	—	(25,000)	1,408,001
Note payable to JBS USA Holdings, Inc.	50,000	—	—	—	50,000
Intercompany payable	—	—	84,042	(84,042)	—
Deferred tax liabilities	—	4,003	297	(4,300)	—
Other long-term liabilities	289,697	—	11,675	(155,431)	145,941
Total liabilities	2,380,311	34,229	184,450	(277,875)	2,321,115
Total Pilgrim’s Pride Corporation stockholders’
equity	468,518	75,924	319,022	(307,852)	555,612
Noncontrolling interest	—	—	2,818	—	2,818
Total stockholders’ equity	468,518	75,924	321,840	(307,852)	558,430
Total liabilities and stockholders’ equity	$2,848,829	$110,153	$506,290	$(585,727)	$2,879,545

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Fifty-Three Weeks Ended December 30, 2012
(In thousands)

		Subsidiary	Subsidiary	Eliminations/
	Parent	Guarantor	Non-Guarantors	Adjustments	Consolidation
Net sales	$6,836,012	$537,198	$992,501	$(244,329)	$8,121,382
Cost of sales	6,530,925	511,800	887,154	(244,329)	7,685,550
Gross profit	305,087	25,398	105,347	—	435,832
Selling, general and administrative expense	156,535	—	20,506	—	177,041
Administrative restructuring charges, net	9,743	—	(1,294)	—	8,449
Total costs and expenses	6,697,203	511,800	906,366	(244,329)	7,871,040
Operating income	138,809	25,398	86,135	—	250,342
Other expenses (income):
Interest expense	104,652	—	274	—	104,926
Interest income	(295)	—	(1,102)	—	(1,397)
Foreign currency transaction losses (gains)	95	—	(4,905)	—	(4,810)
Miscellaneous, net	(2,131)	(14)	22	684	(1,439)
Total other expenses	102,321	(14)	(5,711)	684	97,280
Income (loss) from continuing operations before
income taxes	36,488	25,412	91,846	(684)	153,062
Income tax expense (benefit)	(38,852)	9,593	8,279	—	(20,980)
Income (loss) before equity in earnings of
consolidated subsidiaries	75,340	15,819	83,567	(684)	174,042
Equity in earnings of consolidated subsidiaries	101,372	—	—	(101,372)	—
Net income (loss)	176,712	15,819	83,567	(102,056)	174,042
Less: Net loss attributable to noncontrolling
interest	—	—	(192)	—	(192)
Net income (loss) attributable to Pilgrim’s Pride	$176,712	$15,819	$83,759	$(102,056)	$174,234

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Fifty-Two Weeks Ended December 25, 2011

	(In thousands)
		Subsidiary	Subsidiary	Eliminations/
	Parent	Guarantor	Non-Guarantors	Adjustments	Consolidation
Net sales	$6,135,319	$458,932	$1,225,128	$(283,681)	$7,535,698
Cost of sales	6,237,535	430,343	1,291,080	(283,681)	7,675,277
Operational restructuring charges, net	1,958	—	—	—	1,958
Gross profit (loss)	(104,174)	28,589	(65,952)	—	(141,537)
Selling, general and administrative expense	174,694	—	30,449	—	205,143
Administrative restructuring charges, net	19,824	—	7,087	—	26,911
Total costs and expenses	6,434,011	430,343	1,328,616	(283,681)	7,909,289
Operating income (loss)	(298,692)	28,589	(103,488)	—	(373,591)
Other expenses (income):
Interest expense	110,940	—	592	—	111,532
Interest income	(363)	—	(1,102)	—	(1,465)
Foreign currency transaction losses (gains)	(31)	—	12,632	—	12,601
Miscellaneous, net	59,661	3,818	(98,360)	25,748	(9,133)
Total other expenses	170,207	3,818	(86,238)	25,748	113,535
Income (loss) from continuing operations before
income taxes	(468,899)	24,771	(17,250)	(25,748)	(487,126)
Income tax expense (benefit)	(14,139)	9,351	13,352	—	8,564
Income (loss) before equity in earnings of
consolidated subsidiaries	(454,760)	15,420	(30,602)	(25,748)	(495,690)
Equity in earnings of consolidated subsidiaries	(9,334)	—	—	9,334	—
Net income (loss)	(464,094)	15,420	(30,602)	(16,414)	(495,690)
Less: Net income attributable to noncontrolling
interest	—	—	1,082	—	1,082
Net income (loss) attributable to Pilgrim’s Pride	$(464,094)	$15,420	$(31,684)	$(16,414)	$(496,772)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Fifty-Two Weeks Ended December 26, 2010

	(In thousands)
		Subsidiary	Subsidiary	Eliminations/
	Parent	Guarantor	Non-Guarantors	Adjustments	Consolidation
Net sales	$5,623,958	$470,649	$1,173,766	$(386,744)	$6,881,629
Costs and expenses:
Cost of sales	5,183,274	449,358	1,170,430	(386,744)	6,416,318
Operational restructuring charges, net	4,318	—	—	—	4,318
Gross profit (loss)	436,366	21,291	3,336	—	460,993
Selling, general and administrative expense	176,589	(279)	33,234	—	209,544
Administrative restructuring charges, net	59,136	—	6,886	—	66,022
Total costs and expenses	5,423,317	449,079	1,210,550	(386,744)	6,696,202
Operating income (loss)	200,641	21,570	(36,784)	—	185,427
Other expenses (income):
Interest expense	103,735	—	1,818	—	105,553
Interest income	(580)	—	(3,225)	—	(3,805)
Loss on early extinguishment of debt	11,726	—	—	—	11,726
Foreign currency transaction losses (gains)	314	—	(102)	—	212
Miscellaneous, net	91,576	4,241	(110,261)	1,156	(13,288)
Total other expenses	206,771	4,241	(111,770)	1,156	100,398
Income (loss) from continuing operations before
reorganization	(6,130)	17,329	74,986	(1,156)	85,029
Reorganization items, net	18,348	—	193	—	18,541
Income (loss) from continuing operations before
income taxes	(24,478)	17,329	74,793	(1,156)	66,488
Income tax expense (benefit)	(15,266)	6,542	(15,114)	—	(23,838)
Income (loss) before equity in earnings of
consolidated subsidiaries	(9,212)	10,787	89,907	(1,156)	90,326
Equity in earnings of consolidated subsidiaries	65,544	—	—	(65,544)	—
Net income (loss)	56,332	10,787	89,907	(66,700)	90,326
Less: Net income attributable to noncontrolling
interest	—	—	3,185	—	3,185
Net income (loss) attributable to Pilgrim’s Pride	$56,332	$10,787	$86,722	$(66,700)	$87,141

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Fifty-Three Weeks Ended December 30, 2012

(In thousands)

		Subsidiary	Subsidiary	Eliminations/
	Parent	Guarantor	Non-Guarantors	Adjustments	Consolidation
Net income (loss)	$176,712	$15,819	$83,567	$(102,056)	$174,042
Other comprehensive income (loss):
Unrealized holding losses on available-
for-sale securities, net of tax	—	—	(12)	—	(12)
Losses associated with pension and
other postretirement benefits, net of tax	(22,429)	—	—	—	(22,429)
Total other comprehensive loss, net of tax	(22,429)	—	(12)	—	(22,441)
Comprehensive income (loss)	154,283	15,819	83,555	(102,056)	151,601
Less: Comprehensive income attributable to
noncontrolling interests	—	—	(192)	—	(192)
Comprehensive income (loss) attributable to
Pilgrim’s Pride Corporation	$154,283	$15,819	$83,747	$(102,056)	$151,793

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Fifty-Two Weeks Ended December 25, 2011

(In thousands)

		Subsidiary	Subsidiary	Eliminations/
	Parent	Guarantor	Non-Guarantors	Adjustments	Consolidation
Net income (loss)	$(464,094)	$15,420	$(30,602)	$(16,414)	$(495,690)
Other comprehensive income (loss):
Unrealized holding gains on available-
for-sale securities, net of tax	—	—	(1,160)	—	(1,160)
Losses associated with pension and
other postretirement benefits, net of tax	(21,273)	—	—	—	(21,273)
Total other comprehensive income (loss),
net of tax	(21,273)	—	(1,160)	—	(22,433)
Comprehensive income (loss)	(485,367)	15,420	(31,762)	(16,414)	(518,123)
Less: Comprehensive income attributable to
noncontrolling interests	—	—	1,082	—	1,082
Comprehensive income (loss) attributable to
Pilgrim’s Pride Corporation	$(485,367)	$15,420	$(32,844)	$(16,414)	$(519,205)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Fifty-Two Weeks Ended December 26, 2010

(In thousands)

		Subsidiary	Subsidiary	Eliminations/
	Parent	Guarantor	Non-Guarantors	Adjustments	Consolidation
Net income (loss)	$56,332	$10,787	$89,907	$(66,700)	$90,326
Other comprehensive income (loss):
Unrealized holding losses on available-
for-sale securities, net of tax	—	—	(226)	—	(226)
Recognition in earnings of a previously
unrecognized gain on a derivative
instrument designated as a cash flow
hedge, net of tax	(2,565)	—	—	—	(2,565)
Gains associated with pension and
other postretirement benefits, net of tax	6,420	—	—	—	6,420
Total other comprehensive income (loss),
net of tax	3,855	—	(226)	—	3,629
Comprehensive income (loss)	60,187	10,787	89,681	(66,700)	93,955
Less: Comprehensive income attributable to
noncontrolling interests	—	—	3,185	—	3,185
Comprehensive income (loss) attributable to
Pilgrim’s Pride Corporation	$60,187	$10,787	$86,496	$(66,700)	$90,770

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Fifty-Three Weeks Ended December 30, 2012

	(In thousands)
		Subsidiary	Subsidiary	Eliminations/
	Parent	Guarantor	Non-Guarantors	Adjustments	Consolidation
Cash provided by (used in) operating activities	$174,046	$2,178	$23,653	$(253)	$199,624

Cash flows from investing activities:
Acquisitions of property, plant and equipment	(75,985)	(2,208)	(12,134)	—	(90,327)
Purchases of investment securities	(73)	—	(89)	—	(162)
Proceeds from sale or maturity of investment
securities	57	—	631	—	688
Proceeds from business dispositions to Swift
Pork Company	—	—	—	—	—
Proceeds from business dispositions to JBS
Trading International, Inc.	—	—	—	—	—
Proceeds from property sales and disposals	26,911	—	2,489	—	29,400
Cash used in investing activities	(49,090)	(2,208)	(9,103)	—	(60,401)

Cash flows from financing activities:
Payments on notes payable to JBS USA	(50,000)	—	—	—	(50,000)
Proceeds from long-term debt	851,400	—	—	—	851,400
Payments on long-term debt	(1,110,711)	—	—	—	(1,110,711)
Proceeds from sale of common stock	198,282	—	—	—	198,282
Other financing activities	—	—	(253)	253	—
Cash provided by (used in) financing
activities	(111,029)	—	(253)	253	(111,029)
Effect of exchange rate changes on cash and cash
equivalents	—	—	(1,623)	—	(1,623)
Increase (decrease) in cash and cash equivalents	13,927	(30)	12,674	—	26,571
Cash and cash equivalents, beginning of period	13,733	30	27,846	—	41,609
Cash and cash equivalents, end of period	$27,660	$—	$40,520	$—	$68,180

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Fifty-Two Weeks Ended December 25, 2011

	(In thousands)
		Subsidiary	Subsidiary	Eliminations/
	Parent	Guarantor	Non-Guarantors	Adjustments	Consolidation
Cash provided by (used in) operating activities	$(91,621)	$8,973	$(19,385)	$(26,958)	$(128,991)

Cash flows from investing activities:
Acquisitions of property, plant and equipment	(115,791)	(9,108)	(11,069)	—	(135,968)
Purchases of investment securities	—	—	(4,596)	—	(4,596)
Proceeds from sale or maturity of investment
securities	—	—	15,852	—	15,852
Proceeds from business dispositions to Swift
Pork Company	—	—	13,000	—	13,000
Proceeds from business dispositions to JBS
Trading International, Inc.	—	—	24,479	—	24,479
Proceeds from property sales and disposals	26,503	165	2,376	—	29,044
Cash provided by (used in) investing
activities	(89,288)	(8,943)	40,042	—	(58,189)

Cash flows from financing activities:
Proceeds from note payable to JBS USA	50,000	—	—	—	50,000
Proceeds from long-term debt	965,689	—	—	—	965,689
Payments on long-term debt	(881,833)	—	—	—	(881,833)
Purchase of remaining interest in subsidiary	(2,504)	—	—	—	(2,504)
Payment of capitalized loan costs	(4,395)	—	—	—	(4,395)
Cash dividends paid	—	—	(25,000)	25,000	—
Other financing activities	—	—	(2,065)	1,958	(107)
Cash provided by (used in) financing
activities	126,957	—	(27,065)	26,958	126,850
Effect of exchange rate changes on cash and cash
equivalents	—	—	(4,138)	—	(4,138)
Increase (decrease) in cash and cash equivalents	(53,952)	30	(10,546)	—	(64,468)
Cash and cash equivalents, beginning of period	67,685	—	38,392	—	106,077
Cash and cash equivalents, end of period	$13,733	$30	$27,846	$—	$41,609

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Fifty-Two Weeks Ended December 26, 2010

	(In thousands)
		Subsidiary	Subsidiary	Eliminations/
	Parent	Guarantor	Non-Guarantors	Adjustments	Consolidation
Cash provided by (used in) operating activities	$22,412	$3,496	$(10,147)	$(1,156)	$14,605

Cash flows from investing activities:
Acquisitions of property, plant and equipment	(162,264)	(3,273)	(13,795)	—	(179,332)
Purchases of investment securities	—	—	(17,201)	—	(17,201)
Proceeds from sale or maturity of investment
securities	—	—	68,100	—	68,100
Proceeds from property sales and disposals	9,640	(223)	5,281	—	14,698
Cash provided by (used in) investing
activities	(152,624)	(3,496)	42,385	—	(113,735)

Cash flows from financing activities:
Proceeds from long-term debt	2,438,855	—	—	—	2,438,855
Payments on long-term debt	(3,153,848)	—	(43,551)	—	(3,197,399)
Proceeds from sale of common stock	800,000	—	—	—	800,000
Purchase of remaining interest in subsidiary	(7,637)	—	—	—	(7,637)
Payment of capitalized loan costs	(62,788)	—	—	—	(62,788)
Other financing activities	—	—	(1,667)	1,156	(511)
Cash provided by (used in) financing
activities	14,582	—	(45,218)	1,156	(29,480)
Effect of exchange rate changes on cash and cash
equivalents	—	—	(1,613)	—	(1,613)
Decrease in cash and cash equivalents	(115,630)	—	(14,593)	—	(130,223)
Cash and cash equivalents, beginning of period	183,315	—	52,985	—	236,300
Cash and cash equivalents, end of period	$67,685	$—	$38,392	$—	$106,077

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24.	QUARTERLY RESULTS (UNAUDITED-SEE ACCOMPANYING ACCOUNTANTS’ REPORT)

2012	First	Second	Third	Fourth(a)	Year
	(In thousands, except per share data)
Net sales	$1,888,773	$1,974,469	$2,068,478	$2,189,662	$8,121,382
Gross profit	110,065	144,089	106,135	75,543	435,832
Net income attributable to PPC
common stockholders	39,173	69,357	42,931	22,773	174,234
Net income per share amounts -
basic and diluted	0.18	0.27	0.17	0.09	0.70
Number of days in quarter	91	91	91	98	371
(a)	In the fourth quarter of 2012, the Company recognized expenses related to the shutdown of our Dallas plant of $1.1 million and asset impairment charges of $1.4 million.

2011	First	Second	Third	Fourth(a)	Year
	(In thousands, except per share data)
Net sales	$1,892,476	$1,922,690	$1,891,224	$1,829,308	$7,535,698
Gross profit (loss)	(53,110)	(46,228)	(62,387)	20,188	(141,537)
Net loss attributable to PPC
common stockholders	(120,760)	(128,141)	(162,516)	(85,355)	(496,772)
Net loss per share amounts -
basic and diluted	(0.54)	(0.57)	(0.72)	(0.38)	(2.21)
Number of days in quarter	91	91	91	91	364
(a)	In the fourth quarter of 2011, the Company recognized restructuring charges of $14.6 million, asset impairment charges of $11.3 million and net gains on derivative financial instruments of $3.1 million.

2010	First	Second	Third	Fourth(a)	Year
	(In thousands, except per share data)
Net sales	$1,642,918	$1,707,568	$1,719,850	$1,811,293	$6,881,629
Gross profit	52,019	132,491	157,294	119,189	460,993
Net income (loss) attributable to PPC
common stockholders	(45,547)	32,918	57,926	41,844	87,141
Net income (loss) per share amounts -
basic and diluted	(0.20)	0.15	0.26	0.18	0.39
Number of days in quarter	91	91	91	91	364
(a)	In the fourth quarter of 2010, the Company recognized restructuring charges of $4.9 million, asset impairment charges of $11.2 million and net gains on derivative financial instruments of $62.8 million.

SCHEDULE II
PILGRIM’S PRIDE CORPORATION
VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Beginning	Charged to	Charged to			Ending
	Balance	Operating Results	Other Accounts	Deductions		Balance
	(In thousands)
Trade Accounts and Other Receivables—
Allowance for Doubtful Accounts:
2012	$5,163	$(1,629)	$—	$(223)	(a)	$3,757
2011	6,063	(1,095)	—	(195)	(a)	5,163
2010	5,752	887	—	576	(a)	6,063
Trade Accounts and Other Receivables—
Allowance for Sales Adjustments:
2012	$8,030	$147,125	$—	$145,004	(b)	$10,151
2011	22,929	154,842	—	169,741	(b)	8,030
2010	7,999	121,383	—	106,453	(b)	22,929
Deferred Tax Assets—
Valuation Allowance:
2012	$230,336	$(50,455)	$8,473	$—	(c)	$188,354
2011	53,938	168,368	8,030	—	(c)	230,336
2010	59,795	—	—	5,857	(c)	53,938
(a)	Uncollectible accounts written off, net of recoveries.
(b)	Deductions either written off, rebilled or reclassified as liabilities for market development fund rebates.
(c)	Reductions in the valuation allowance.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     As disclosed in the Company’s current report on Form 8-K filed with the SEC on March 14, 2012, the Company changed its independent registered public accountants effective March 14, 2012.

Item 9A. Controls and Procedures

     As of December 30, 2012, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Company’s management, including the Chief Executive Officer and Principal Financial Officer, concluded the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that information we are required to disclose in our reports filed with the Securities and Exchange Commission is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

     In connection with the evaluation described above, the Company’s management, including the Chief Executive Officer and Principal Financial Officer, identified no changes in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended December 30, 2012, and that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

     Under the supervision and with the participation of management, including its principal executive officer and principal financial officer, PPC’s management assessed the design and operating effectiveness of internal control over financial reporting as of December 30, 2012 based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

     Based on this assessment, management concluded that PPC’s internal control over financial reporting was effective as of December 30, 2012. KPMG LLP, an independent registered public accounting firm, has issued a report on the effectiveness of the Company’s internal control over financial reporting as of December 30, 2012. That report is included in this annual report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER
FINANCIAL REPORTING
The Board of Directors and Stockholders
Pilgrim’s Pride Corporation

     We have audited Pilgrim’s Pride Corporation’s internal control over financial reporting as of December 30, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Pilgrim’s Pride Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Pilgrim’s Pride Corporation maintained, in all material respects, effective internal control over financial reporting as of December 30, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Pilgrim’s Pride Corporation as of December 30, 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the fifty-three weeks ended December 30, 2012, and our report dated February 15, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Denver, Colorado
February 15, 2013

Item 9B. Other Information

     As previously announced, the Company filed voluntary Chapter 11 petitions on December 1, 2008 and emerged from bankruptcy on December 28, 2009. The Chapter 11 cases were being jointly administered under case number 08-45664. The Company has and intends to continue to post important information about the restructuring, including quarterly operating reports and other financial information required by the Bankruptcy Court, on the Company’s website www.pilgrims.com under the “Investors-Reorganization” caption. The quarterly operating reports are required to be filed with the Bankruptcy Court no later than the 20th day of the next calendar month immediately following the end of the fiscal quarter and will be posted on the Company’s website concurrently with being filed with the Bankruptcy Court. The Company intends to use its website as a means of complying with its disclosure obligations under SEC Regulation FD. Information is also available via the Company’s restructuring information line at (888) 830-4659. The information contained on or accessible through the Company’s website shall not be deemed to be part of this annual report.

PART III

Item 10. Directors and Executive Officers and Corporate Governance

     Certain information regarding our executive officers has been presented under “Executive Officers” included in “Item 1. Business,” above.

     Reference is made to the sections entitled “Election of JBS Directors” and “Election of Equity Directors and the Founder Director” of the Company’s Proxy Statement for its 2013 Annual Meeting of Stockholders, which section is incorporated herein by reference.

     Reference is made to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s Proxy Statement for its 2013 Annual Meeting of Stockholders, which section is incorporated herein by reference.

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

     See “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Item 11. Executive Compensation

     See “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     See “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

     Additional information responsive to Items 10, 11, 12 and 13 is incorporated by reference from the sections entitled “Security Ownership,” “Board of Directors Independence,” “Committees of the Board of Directors,” “Election of JBS Directors,” “Election of Equity Directors and the Founder Director,” “Report of the Compensation Committee,” “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Certain Transactions” of the Company’s Proxy Statement for its 2013 Annual Meeting of Stockholders.

Item 14. Principal Accounting Fees and Services

     The information required by this item is incorporated herein by reference from the section entitled “Independent Registered Public Accounting Firm Fee Information” of the Company’s Proxy Statement for its 2013 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	Financial Statements
	(1)	The financial statements and schedules listed in the index to financial statements and schedules on page 1 of this annual report are filed as part of this annual report.
	(2)	All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.
	(3)	The financial statements schedule entitled “Valuation and Qualifying Accounts and Reserves” is filed as part of this annual report on page 101.
(b)	Exhibits

Exhibit Number

2.1	Agreement and Plan of Reorganization dated September 15, 1986, by and among Pilgrim’s Pride Corporation, a Texas corporation; Pilgrim’s Pride Corporation, a Delaware corporation; and Doris Pilgrim Julian, Aubrey Hal Pilgrim, Paulette Pilgrim Rolston, Evanne Pilgrim, Lonnie “Bo” Pilgrim, Lonnie Ken Pilgrim, Greta Pilgrim Owens and Patrick Wayne Pilgrim (incorporated by reference from Exhibit 2.1 to the Company’s Registration Statement on Form S-1 (No. 33-8805) effective November 14, 1986).

2.2	Agreement and Plan of Merger dated September 27, 2000 (incorporated by reference from Exhibit 2 of WLR Foods, Inc.’s Current Report on Form 8-K (No. 000-17060) dated September 28, 2000).

2.3	Agreement and Plan of Merger dated as of December 3, 2006, by and among the Company, Protein Acquisition Corporation, a wholly owned subsidiary of the Company, and Gold Kist Inc. (incorporated by reference from Exhibit 99.(D)(1) to Amendment No. 11 to the Company’s Tender Offer Statement on Schedule TO filed on December 5, 2006).

2.4	Stock Purchase Agreement by and between the Company and JBS USA Holdings, Inc., dated September 16, 2009 (incorporated by reference from Exhibit 2.1 of the Company’s Current Report on Form 8-K filed September 18, 2009).

2.5	Amendment No.1 to the Stock Purchase Agreement by and between the Company and JBS USA Holdings, Inc., dated December 28, 2009 (incorporated by reference from Exhibit 2.5 of the Company’s Annual Report on Form 10-K/A filed January 22, 2010).

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference from Exhibit 3.1 of the Company’s Form 8-A filed on December 27, 2012).

3.2	Amended and Restated Corporate Bylaws of the Company (incorporated by reference from Exhibit 3.2 of the Company’s Form 8-A filed on December 27, 2012).

4.1	Amended and Restated Certificate of Incorporation of the Company (included as Exhibit 3.1).

4.2	Amended and Restated Corporate Bylaws of the Company (included as Exhibit 3.2).

4.3	Stockholders Agreement dated December 28, 2009 between the Company and JBS USA Holdings, Inc., as amended (incorporated by reference from Exhibit 4.1 to the Company’s Form 8-A filed on December 27, 2012).

4.4	Form of Common Stock Certificate (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 29, 2009).

4.5	Indenture dated as of December 14, 2010 among the Company, Pilgrim’s Pride Corporation of West Virginia, Inc. and The Bank of New York Mellon, as Trustee (incorporated by reference from Exhibit 4.1 of the Company’s Form 8-K filed on December 15, 2010).

4.6	Form of Senior 7.875% Note due 2018 (incorporated by reference from Exhibit 4.3 of the Company’s Form 8- K filed on December 15, 2010).

4.7	Form of Guarantee (incorporated by reference from Exhibit 4.4 of the Company’s Form 8-K filed on December 15, 2010).

Additional long-term debt instruments are not filed since the total amount of those securities authorized under any such instrument does not exceed 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of such instruments to the SEC upon request.

10.1	Broiler Grower Contract dated May 6, 1997 between the Company and Lonnie “Bo” Pilgrim (Farm 30) (incorporated by reference from Exhibit 10.49 of the Company’s Quarterly Report on Form 10-Q for the three months ended March 29, 1997).

10.2	Commercial Egg Grower Contract dated May 7, 1997 between the Company and Pilgrim Poultry G.P. (incorporated by reference from Exhibit 10.50 of the Company’s Quarterly Report on Form 10-Q for the three months ended March 29, 1997).

10.3	Agreement dated October 15, 1996 between the Company and Pilgrim Poultry G.P. (incorporated by reference from Exhibit 10.23 of the Company’s Quarterly Report on Form 10-Q for the three months ended January 2, 1999).

10.4	Heavy Breeder Contract dated May 7, 1997 between the Company and Lonnie “Bo” Pilgrim (Farms 44, 45 & 46) (incorporated by reference from Exhibit 10.51 of the Company’s Quarterly Report on Form 10-Q for the three months ended March 29, 1997).

10.5	Broiler Grower Contract dated January 15, 1997 by and between the Company and B.J.M. Farms (incorporated by reference from Exhibit 10.26 of the Company’s Registration Statement on Form S-1 (No. 333-29163) effective June 27, 1997).

10.6	Commercial Property Lease dated December 29, 2000 between the Company and Pilgrim Poultry G.P. (incorporated by reference from Exhibit 10.30 of the Company’s Quarterly Report on Form 10-Q for the three months ended December 30, 2000).

10.7	2005 Deferred Compensation Plan of the Company (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 27, 2004). †

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

10.13

Credit Agreement dated December 28, 2009 among the Company, To-Ricos, Ltd., To-Ricos Distribution, Ltd., the various subsidiaries of the Company party thereto, CoBank, ACB, as administrative agent, and the lenders party thereto (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 29, 2009).

10.14	Pilgrim’s Pride Corporation Short-Term Management Incentive Plan (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 30, 2009). †

10.15	Pilgrim’s Pride Corporation Long Term Incentive Plan (incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on December 30, 2009). †

10.16

Amendment No. 1 to the Credit Agreement dated as of November 29, 2010, by and among the Company, To-Ricos, Ltd., To-Ricos Distribution, Ltd., the various subsidiaries of the Company party thereto, CoBank, ACB, as administrative agent, and the lenders party thereto (incorporated by reference from Exhibit 10.20 of the Company’s Annual Report on Form 10-K filed on February 17, 2011).

10.17	Employment Agreement dated January 14, 2011 between the Company and William Lovette (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 18, 2011). †

10.18	Restricted Share Agreement dated January 14, 2011 between the Company and William Lovette (incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 18, 2011). †

10.19	Amendment No. 2 to the Credit Agreement dated as of April 29, 2011, by and among the Company, To-Ricos, Ltd., To-Ricos Distribution, Ltd., the various subsidiaries of the Company party thereto, CoBank, ACB, as administrative agent, and the lenders party thereto (incorporated by reference from Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on April 29, 2011).

10.20	Amendment No. 3 to the Credit Agreement dated as of April 29, 2011, by and among the Company, To-Ricos, Ltd., To-Ricos Distribution, Ltd., the various subsidiaries of the Company party thereto, CoBank, ACB, as administrative agent, and the lenders party thereto (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 24, 2011).

10.21	Subordinated Loan Agreement dated as of June 23, 2011, between the Company and JBS USA Holdings, Inc. (incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on June 24, 2011).

10.22	Amended and Restated MXN$557,415,000 Credit Agreement dated as of October 19, 2011, by and among Avícola Pilgrim’s Pride de México, S.A. de C.V. (“Avicola”), Pilgrim’s Pride, S. de R.L. de C.V. (“PPS”, together with Avicola, the “Borrowers”), certain subsidiaries of the Borrowers (the “Subsidiary Guarantors”), ING Bank (México), S.A. Institución de Banca Múltiple, ING Grupo Financiero, as lender and ING Capital LLC, as administrative agent and lead arranger (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 25, 2011).

10.23	Amendment No. 1 to the Subordinated Loan Agreement dated as of October 26, 2011, between the Company and JBS USA Holdings, Inc.(incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 10-Q filed on April 27, 2012).

10.24	Commitment Agreement dated as of December 19, 2011, between the Company and JBS USA Holdings, Inc. (incorporated by reference from Exhibit 10.1 to the Company’s Registration Statement on Form S-3 (No. 333-178614) effective December 30, 2011).

10.25	Amendment No. 4 to the Credit Agreement dated as of December 16, 2011, by and among the Company, To-Ricos, Ltd., To-Ricos Distribution, Ltd., the various subsidiaries of the Company party thereto, CoBank, ACB, as administrative agent, and the lenders party thereto (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K/A filed on December 20, 2011).

10.26	Amendment No. 2 to the Subordinated Loan Agreement dated as of December 16, 2011, between the Company and JBS USA Holdings, Inc. (incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K/A filed on December 20, 2011).

10.27	First Amendment to Amended and Restated MXN$557,415,000 Credit Agreement dated as of December 13, 2011, by and among the Borrowers, the Subsidiary Guarantors, the several banks and other financial institutions party thereto and ING Capital LLC, as administrative agent and lead arranger (incorporated by reference from Exhibit 10.3 of the Company’s Current Report on Form 8-K/A filed on December 20, 2011).

10.28	Waiver and Second Amendment to Amended and Restated Credit Agreement, dated as of June 28, 2012, by and among Avicola Pilgrim’s Pride de Mexico, S.A. de C.V., Pilgrim’s Pride, S. de R.L. de C.V., their subsidiaries, as guarantors, ING Capital LLC, as administrative agent, and the lenders party thereto (incorporated by reference from Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on October 26, 2012).

10.29	Amendment No. 5 to the Credit Agreement dated as of May 1, 2012, by and among the Company, To-Ricos, Ltd. and To-Ricos Distribution Ltd., CoBank ACB, as administrative agent, and the lenders party thereto (incorporated by reference from Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on July 27, 2012).

10.30	Pilgrim’s Pride Corporation 2012 Long Term Incentive Program (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 10, 2012). †

10.31	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on September 10, 2012). †

12	Ratio of Earnings to Fixed Charges for the years ended December 30, 2012, December 25, 2011, December 26, 2010, September 26, 2009, September 27, 2008, and the transition period from September 27, 2009 to December 27, 2009.*

21	Subsidiaries of Registrant.*

23.1	Consent of KPMG LLP.*

23.2	Consent of Ernst & Young LLP.*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer of Pilgrim’s Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Principal Financial Officer of Pilgrim’s Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema**

101.CAL	XBRL Taxonomy Extension Calculation**

101.DEF	XBRL Taxonomy Extension Definition**

101.LAB	XBRL Taxonomy Extension Label**

101.PRE	XBRL Taxonomy Extension Presentation**

*	Filed herewith

**	Furnished herewith

†	Represents a management contract or compensation plan arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 15, 2013.

PILGRIM’S PRIDE CORPORATION

By:	/s/ Fabio Sandri
Fabio Sandri
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Wesley Mendonça Batista	Chairman of the Board	February 15, 2013
Wesley Mendonça Batista

/s/ William W. Lovette	President and Chief Executive Officer	February 15, 2013
William W. Lovette

Chief Financial Officer
/s/ Fabio Sandri	(Principal Financial Officer and Duly	February 15, 2013
Fabio Sandri	Authorized Officer)

/s/ Charles Macaluso	Director	February 15, 2013
Charles Macaluso

/s/ David E. Bell	Director	February 15, 2013
David E. Bell

/s/ Don Jackson	Director	February 15, 2013
Don Jackson

/s/ Joesley Mendonça Batista	Director	February 15, 2013
Joesley Mendonça Batista

/s/ Marcus Vinicius Pratini de Moraes	Director	February 15, 2013
Marcus Vinicius Pratini de Moraes

/s/ Michael L. Cooper	Director	February 15, 2013
Michael L. Cooper

/s/ Wallim Cruz de Vasconellos Junior	Director	February 15, 2013
Wallim Cruz de Vasconellos Junior

Exhibit Index

2.1	Agreement and Plan of Reorganization dated September 15, 1986, by and among Pilgrim’s Pride Corporation, a Texas corporation; Pilgrim’s Pride Corporation, a Delaware corporation; and Doris Pilgrim Julian, Aubrey Hal Pilgrim, Paulette Pilgrim Rolston, Evanne Pilgrim, Lonnie “Bo” Pilgrim, Lonnie Ken Pilgrim, Greta Pilgrim Owens and Patrick Wayne Pilgrim (incorporated by reference from Exhibit 2.1 to the Company’s Registration Statement on Form S-1 (No. 33-8805) effective November 14, 1986).

2.2	Agreement and Plan of Merger dated September 27, 2000 (incorporated by reference from Exhibit 2 of WLR Foods, Inc.’s Current Report on Form 8-K (No. 000-17060) dated September 28, 2000).

2.3	Agreement and Plan of Merger dated as of December 3, 2006, by and among the Company, Protein Acquisition Corporation, a wholly owned subsidiary of the Company, and Gold Kist Inc. (incorporated by reference from Exhibit 99.(D)(1) to Amendment No. 11 to the Company’s Tender Offer Statement on Schedule TO filed on December 5, 2006).

2.4	Stock Purchase Agreement by and between the Company and JBS USA Holdings, Inc., dated September 16, 2009 (incorporated by reference from Exhibit 2.1 of the Company’s Current Report on Form 8-K filed September 18, 2009).

2.5	Amendment No.1 to the Stock Purchase Agreement by and between the Company and JBS USA Holdings, Inc., dated December 28, 2009 (incorporated by reference from Exhibit 2.5 of the Company’s Annual Report on Form 10-K/A filed January 22, 2010).

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference from Exhibit 3.1 of the Company’s Form 8-A filed on December 27, 2012).

3.2	Amended and Restated Corporate Bylaws of the Company (incorporated by reference from Exhibit 3.2 of the Company’s Form 8-A filed on December 27, 2012).

4.1	Amended and Restated Certificate of Incorporation of the Company (included as Exhibit 3.1).

4.2	Amended and Restated Corporate Bylaws of the Company (included as Exhibit 3.2).

4.3	Stockholders Agreement dated December 28, 2009 between the Company and JBS USA Holdings, Inc., as amended (incorporated by reference from Exhibit 4.1 to the Company’s Form 8-A filed on December 27, 2012).

4.4	Form of Common Stock Certificate (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 29, 2009).

4.5	Indenture dated as of December 14, 2010 among the Company, Pilgrim’s Pride Corporation of West Virginia, Inc. and The Bank of New York Mellon, as Trustee (incorporated by reference from Exhibit 4.1 of the Company’s Form 8-K filed on December 15, 2010).

4.6	Form of Senior 7.875% Note due 2018 (incorporated by reference from Exhibit 4.3 of the Company’s Form 8- K filed on December 15, 2010).

4.7	Form of Guarantee (incorporated by reference from Exhibit 4.4 of the Company’s Form 8-K filed on December 15, 2010).

Additional long-term debt instruments are not filed since the total amount of those securities authorized under any such instrument does not exceed 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish a copy of such instruments to the SEC upon request.

10.1	Broiler Grower Contract dated May 6, 1997 between the Company and Lonnie “Bo” Pilgrim (Farm 30) (incorporated by reference from Exhibit 10.49 of the Company’s Quarterly Report on Form 10-Q for the three months ended March 29, 1997).

10.2	Commercial Egg Grower Contract dated May 7, 1997 between the Company and Pilgrim Poultry G.P. (incorporated by reference from Exhibit 10.50 of the Company’s Quarterly Report on Form 10-Q for the three months ended March 29, 1997).

10.3	Agreement dated October 15, 1996 between the Company and Pilgrim Poultry G.P. (incorporated by reference from Exhibit 10.23 of the Company’s Quarterly Report on Form 10-Q for the three months ended January 2, 1999).

10.4	Heavy Breeder Contract dated May 7, 1997 between the Company and Lonnie “Bo” Pilgrim (Farms 44, 45 & 46) (incorporated by reference from Exhibit 10.51 of the Company’s Quarterly Report on Form 10-Q for the three months ended March 29, 1997).

10.5	Broiler Grower Contract dated January 15, 1997 by and between the Company and B.J.M. Farms (incorporated by reference from Exhibit 10.26 of the Company’s Registration Statement on Form S-1 (No. 333-29163) effective June 27, 1997).

10.6	Commercial Property Lease dated December 29, 2000 between the Company and Pilgrim Poultry G.P. (incorporated by reference from Exhibit 10.30 of the Company’s Quarterly Report on Form 10-Q for the three months ended December 30, 2000).

10.7	2005 Deferred Compensation Plan of the Company (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K dated December 27, 2004). †

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

10.13

Credit Agreement dated December 28, 2009 among the Company, To-Ricos, Ltd., To-Ricos Distribution, Ltd., the various subsidiaries of the Company party thereto, CoBank, ACB, as administrative agent, and the lenders party thereto (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 29, 2009).

10.14	Pilgrim’s Pride Corporation Short-Term Management Incentive Plan (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 30, 2009). †

10.15	Pilgrim’s Pride Corporation Long Term Incentive Plan (incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on December 30, 2009). †

10.16

Amendment No. 1 to the Credit Agreement dated as of November 29, 2010, by and among the Company, To-Ricos, Ltd., To-Ricos Distribution, Ltd., the various subsidiaries of the Company party thereto, CoBank, ACB, as administrative agent, and the lenders party thereto (incorporated by reference from Exhibit 10.20 of the Company’s Annual Report on Form 10-K filed on February 11, 2011).

10.17	Employment Agreement dated January 14, 2011 between the Company and William Lovette (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 18, 2011). †

10.18	Restricted Share Agreement dated January 14, 2011 between the Company and William Lovette (incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 18, 2011). †

10.19	Amendment No. 2 to the Credit Agreement dated as of April 22, 2011, by and among the Company, To-Ricos, Ltd., To-Ricos Distribution, Ltd., the various subsidiaries of the Company party thereto, CoBank, ACB, as administrative agent, and the lenders party thereto (incorporated by reference from Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on April 29, 2011).

10.20	Amendment No. 3 to the Credit Agreement dated as of June 23, 2011, by and among the Company, To-Ricos, Ltd., To-Ricos Distribution, Ltd., the various subsidiaries of the Company party thereto, CoBank, ACB, as administrative agent, and the lenders party thereto (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 24, 2011).

10.21	Subordinated Loan Agreement dated as of June 23, 2011, between the Company and JBS USA Holdings, Inc. (incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on June 24, 2011).

10.22	Amended and Restated MXN$557,415,000 Credit Agreement dated as of October 19, 2011, by and among Avícola Pilgrim’s Pride de México, S.A. de C.V. (“Avicola”), Pilgrim’s Pride, S. de R.L. de C.V. (“PPS”, together with Avicola, the “Borrowers”), certain subsidiaries of the Borrowers (the “Subsidiary Guarantors”), ING Bank (México), S.A. Institución de Banca Múltiple, ING Grupo Financiero, as lender and ING Capital LLC, as administrative agent and lead arranger (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 25, 2011).

10.23	Amendment No. 1 to the Subordinated Loan Agreement dated as of October 26, 2011, between the Company and JBS USA Holdings, Inc.(incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 10-Q filed on April 27, 2012).

10.24	Commitment Agreement dated as of December 19, 2011, between the Company and JBS USA Holdings, Inc. (incorporated by reference from Exhibit 10.1 to the Company’s Registration Statement on Form S-3 (No. 333-178614) effective December 30, 2011).

10.25	Amendment No. 4 to the Credit Agreement dated as of December 16, 2011, by and among the Company, To-Ricos, Ltd., To-Ricos Distribution, Ltd., the various subsidiaries of the Company party thereto, CoBank, ACB, as administrative agent, and the lenders party thereto (incorporated by reference from Exhibit 10.1 of the Company’s Current Report on Form 8-K/A filed on December 20, 2011).

10.26	Amendment No. 2 to the Subordinated Loan Agreement dated as of December 16, 2011, between the Company and JBS USA Holdings, Inc. (incorporated by reference from Exhibit 10.2 of the Company’s Current Report on Form 8-K/A filed on December 20, 2011).

10.27	First Amendment to Amended and Restated MXN$557,415,000 Credit Agreement dated as of December 13, 2011, by and among the Borrowers, the Subsidiary Guarantors, the several banks and other financial institutions party thereto and ING Capital LLC, as administrative agent and lead arranger (incorporated by reference from Exhibit 10.3 of the Company’s Current Report on Form 8-K/A filed on December 20, 2011).

10.28	Waiver and Second Amendment to Amended and Restated Credit Agreement, dated as of June 28, 2012, by and among Avicola Pilgrim’s Pride de Mexico, S.A. de C.V., Pilgrim’s Pride, S. de R.L. de C.V., their subsidiaries, as guarantors, ING Capital LLC, as administrative agent, and the lenders party thereto (incorporated by reference from Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on October 26, 2012).

10.29	Amendment No. 5 to the Credit Agreement dated as of May 1, 2012, by and among the Company, To-Ricos, Ltd. and To-Ricos Distribution Ltd., CoBank ACB, as administrative agent, and the lenders party thereto (incorporated by reference from Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on July 27, 2012).

10.30	Pilgrim’s Pride Corporation 2012 Long Term Incentive Program (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 10, 2012). †

10.31	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on September 10, 2012). †

12	Ratio of Earnings to Fixed Charges for the years ended December 30, 2012, December 25, 2011, December 26, 2010, September 26, 2009, September 27, 2008, and the transition period from September 27, 2009 to December 27, 2009.*

21	Subsidiaries of Registrant.*

23.1	Consent of KPMG LLP.*

23.2	Consent of Ernst & Young LLP.*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer of Pilgrim’s Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Principal Financial Officer of Pilgrim’s Pride Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema**

101.CAL	XBRL Taxonomy Extension Calculation**

101.DEF	XBRL Taxonomy Extension Definition**

101.LAB	XBRL Taxonomy Extension Label**

101.PRE	XBRL Taxonomy Extension Presentation**

* Filed herewith

** Furnished herewith

† Represents a management contract or compensation plan arrangement