Form 10-Q
period 2013-03-31
PILGRIMS PRIDE CORP
filed 2013-05-03
CIK 802481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________

FORM 10-Q
____________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

Number of shares outstanding of the issuer’s common stock, $0.01 par value per share, as of May 3, 2013, was 259,029,033.

INDEX

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 30, 2012
	(Unaudited)
	(In thousands)
Cash and cash equivalents	$43,560	$68,180
Trade accounts and other receivables, less allowance for doubtful
accounts	390,421	384,930
Account receivable from JBS USA, LLC	3,814	1,514
Inventories	972,358	950,296
Income taxes receivable	58,321	54,719
Prepaid expenses and other current assets	64,436	56,047
Assets held for sale	26,832	27,042
Total current assets	1,559,742	1,542,728
Deferred tax assets	97,455	97,431
Other long-lived assets	42,789	45,523
Identified intangible assets, net	36,831	38,266
Property, plant and equipment, net	1,181,518	1,189,921
Total assets	$2,918,335	$2,913,869

Accounts payable	$290,533	$312,365
Account payable to JBS USA, LLC	7,045	13,436
Accrued expenses and other current liabilities	284,641	283,540
Income taxes payable	—	468
Current deferred tax liabilities	104,515	104,482
Current maturities of long-term debt	15,888	15,886
Total current liabilities	702,622	730,177
Long-term debt, less current maturities	1,126,477	1,148,870
Other long-term liabilities	115,053	125,825
Total liabilities	1,944,152	2,004,872
Common stock	2,590	2,590
Additional paid-in capital	1,642,551	1,642,003
Accumulated deficit	(615,129)	(669,711)
Accumulated other comprehensive loss	(58,101)	(68,511)
Total Pilgrim’s Pride Corporation stockholders’ equity	971,911	906,371
Noncontrolling interest	2,272	2,626
Total stockholders’ equity	974,183	908,997
Total liabilities and stockholders’ equity	$2,918,335	$2,913,869

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Thirteen Weeks Ended
	March 31, 2013	March 25, 2012
	(In thousands, except per share data)
Net sales	$2,036,929	$1,888,773
Cost of sales	1,918,495	1,778,708
Gross profit	118,434	110,065
Selling, general and administrative expense	43,992	45,256
Administrative restructuring charges	484	2,885
Operating income	73,958	61,924
Interest expense, net of capitalized interest	24,821	28,245
Interest income	(216)	(274)
Foreign currency transaction gains	(7,624)	(5,928)
Miscellaneous, net	(5)	(370)
Income before income taxes	56,982	40,251
Income tax expense	2,754	653
Net income	54,228	39,598
Less: Net income (loss) attributable to noncontrolling interests	(354)	425
Net income attributable to Pilgrim’s Pride Corporation	$54,582	$39,173
Weighted average shares of common stock outstanding:
Basic	258,823	223,562
Effect of dilutive common stock equivalents	130	69
Diluted	258,953	223,631
Net income per share of common stock outstanding:
Basic	$0.21	$0.18
Diluted	$0.21	$0.18

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Thirteen Weeks Ended
	March 31, 2013	March 25, 2012
	(In thousands)
Net income	$54,228	$39,598
Other comprehensive income:
Unrealized holding gains on available-for-sale securities, net of tax	—	5
Gains associated with pension and other postretirement benefits, net of tax	10,410	415
Total other comprehensive income, net of tax	10,410	420
Comprehensive income	64,638	40,018
Less: Comprehensive income (loss) attributable to noncontrolling interests	(354)	425
Comprehensive income attributable to Pilgrim’s Pride Corporation	$64,992	$39,593

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Pilgrim’s Pride Corporation Stockholders
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Accumulated	Comprehensive	Noncontrolling
	Shares	Amount	Capital	Deficit	Income (Loss)	Interests	Total
	(In thousands)
Balance at December 30, 2012	258,999	$2,590	$1,642,003	$(669,711)	$(68,511)	$2,626	$908,997
Comprehensive income:
Net income	—	—	—	54,582	—	(354)	54,228
Other comprehensive income, net of tax:
Gains associated with pension and
other postretirement benefit obligations, net of tax of $0	—	—	—	—	10,410	—	10,410
Total comprehensive income							64,638
Share-base compensation plans:
Common stock issued under compensation plans	30	—	—	—	—	—	—
Requisite service period recognition	—	—	548	—	—	—	548
Balance at March 31, 2013	259,029	$2,590	$1,642,551	$(615,129)	$(58,101)	$2,272	$974,183

Balance at December 25, 2011	214,282	$2,143	$1,443,484	$(843,945)	$(46,070)	$2,818	$558,430
Comprehensive income:
Net income	—	—	—	39,173	—	425	39,598
Other comprehensive income, net of tax:
Net unrealized holding gains
on available-for-sale securities, net of tax of $0	—	—	—	—	5	—	5
Gains associated with pension
and other postretirement benefit obligations, net of tax of $0	—	—	—	—	415	—	415
Total other comprehensive income, net of tax							420
Total comprehensive income							40,018
Issuance of common stock	44,444	444	197,935	—	—	—	198,379
Share-based compensation plans:
Common stock issued under compensation plans	200	2	—	—	—	—	2
Requisite service period recognition	—	—	147	—	—	—	147
Balance at March 25, 2012	258,926	$2,589	$1,641,566	$(804,772)	$(45,650)	$3,243	$796,976

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

PILGRIM’S PRIDE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Thirteen Weeks Ended
	March 31, 2013	March 25, 2012
	(In thousands)
Cash flows from operating activities:
Net income	$54,228	$39,598
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	37,790	35,766
Foreign currency transaction gains	(7,753)	(5,407)
Accretion of bond discount	114	114
Asset impairment	—	1,342
Loss (gain) on property disposals	(1,139)	859
Share-based compensation	548	149
Changes in operating assets and liabilities:
Restricted cash and cash equivalents	—	7,996
Trade accounts and other receivables	(5,183)	3,043
Inventories	(17,061)	(25,813)
Prepaid expenses and other current assets	(6,819)	13,144
Accounts payable, accrued expenses and other current liabilities	(30,629)	(35,003)
Income taxes	(3,381)	(3,421)
Long-term pension and other postretirement obligations	(421)	—
Other operating assets and liabilities	345	(2,985)
Cash provided by operating activities	20,639	29,382
Cash flows from investing activities:
Acquisitions of property, plant and equipment	(25,778)	(16,670)
Purchases of investment securities	—	(88)
Proceeds from property disposals	1,660	3,066
Cash used in investing activities	(24,118)	(13,692)
Cash flows from financing activities:
Proceeds from revolving line of credit	288,500	183,200
Payments on revolving line of credit, long-term borrowings and capital lease
obligations	(311,005)	(341,802)
Payment of note payable to JBS USA	—	(50,000)
Proceeds from sale of common stock	—	198,379
Cash used in financing activities	(22,505)	(10,223)
Effect of exchange rate changes on cash and cash equivalents	1,364	494
Increase (decrease) in cash and cash equivalents	(24,620)	5,961
Cash and cash equivalents, beginning of period	68,180	41,609
Cash and cash equivalents, end of period	$43,560	$47,570

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Business

     Pilgrim’s Pride Corporation (referred to herein as “Pilgrim’s,” “PPC,” “the Company,” “we,” “us,” “our,” or similar terms) is the second-largest chicken producer in the world, with operations in the United States (“U.S.”), Mexico and Puerto Rico. Pilgrim’s products are sold to foodservice, retail and frozen entrée customers. The Company’s primary distribution is through retailers, foodservice distributors and restaurants throughout the United States and Puerto Rico and in the northern and central regions of Mexico. Additionally, the Company exports chicken products to approximately 100 countries. Pilgrim’s fresh chicken products consist of refrigerated (nonfrozen) whole chickens, whole cut-up chickens and selected chicken parts that are either marinated or non-marinated. The Company’s prepared chicken products include fully cooked, ready-to-cook and individually frozen chicken parts, strips, nuggets and patties, some of which are either breaded or non-breaded and either marinated or non-marinated. As a vertically integrated company, we control every phase of the production of our products. We operate feed mills, hatcheries, processing plants and distribution centers in 12 U.S. states, Puerto Rico and Mexico. Pilgrim’s has approximately 37,500 employees and has the capacity to process more than 36 million birds per week for a total of more than 9.5 billion pounds of live chicken annually. Approximately 3,900 contract growers supply poultry for the Company’s operations. As of March 31, 2013, JBS USA Holdings, Inc. (“JBS USA”), a wholly owned indirect subsidiary of Brazil-based JBS S.A., beneficially owned 75.5% of the Company’s outstanding common stock.

Consolidated Financial Statements

     The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the U.S. (“U.S. GAAP”). for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments unless otherwise disclosed) considered necessary for a fair presentation have been included. Operating results for the thirteen weeks ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 29, 2013. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 30, 2012.

     Pilgrim’s operates on a 52/53-week fiscal year that ends on the Sunday falling on or before December 31. The reader should assume any reference we make to a particular year (for example, 2013) in the notes to these Condensed Consolidated Financial Statements applies to our fiscal year and not the calendar year.

     The Condensed Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiaries. We eliminate all significant affiliate accounts and transactions upon consolidation.

     The Company measures the financial statements of its Mexico subsidiaries as if the U.S. dollar were the functional currency. Accordingly, we remeasure assets and liabilities, other than non-monetary assets, of the Mexico subsidiaries at current exchange rates. We remeasure non-monetary assets using the historical exchange rate in effect on the date of each asset’s acquisition. We remeasure income and expenses at average exchange rates in effect during the period. Currency exchange gains or losses are included in the line item Foreign currency transaction losses (gains) in the Condensed Consolidated Statements of Income.

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

Recently Adopted Accounting Pronouncements

     The Company adopted Accounting Standards Update (“ASU”) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, on December 31, 2012. The objective of this ASU is to improve reporting by requiring entities to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in the statement of income. The amendments in this ASU are required to be applied prospectively. The adoption of this ASU did not have a significant impact on the Company’s financial position, operating results or cash flows.

2. FAIR VALUE MEASUREMENTS

     Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Assets and liabilities measured at fair value must be categorized into one of three different levels depending on the assumptions (i.e., inputs) used in the valuation:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities;

Level 2	Quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability; or

Level 3	Unobservable inputs, such as discounted cash flow models or valuations.

     The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement in its entirety.

     As of March 31, 2013 and December 30, 2012, the Company held certain items that were required to be measured at fair value on a recurring basis. These included derivative assets and liabilities and deferred compensation plan assets. Derivative assets and liabilities consist of long and short positions on exchange-traded commodity futures instruments. The Company maintains nonqualified deferred compensation plans for executives and other highly compensated employees. Investments are maintained within a trust and include money market funds, mutual funds and life insurance policies. The cash surrender value of the life insurance policies is invested primarily in mutual funds. The following items were measured at fair value on a recurring basis:

	March 31, 2013
	Level 1	Level 2	Level 3	Total
	(In thousands)
Derivative assets - commodity futures instruments	$5,077	$—	$—	$5,077
Deferred compensation plan assets	7,850	—	—	7,850
Derivative liabilities - commodity futures instruments	(2,778)	—	—	(2,778)

	December 30, 2012
	Level 1	Level 2	Level 3	Total
	(In thousands)
Derivative assets - commodity futures instruments	$1,821	$—	$—	$1,821
Deferred compensation plan assets	7,591	—	—	7,591
Derivative liabilities - commodity futures instruments	(1,530)	—	—	(1,530)

     The valuation of financial assets and liabilities classified in Level 1 is determined using a market approach, taking into account current interest rates, creditworthiness, and liquidity risks in relation to current market conditions, and is based upon unadjusted quoted prices for identical assets in active markets. The valuation of financial assets and liabilities in Level 2 is determined using a market approach based upon quoted prices for similar assets and liabilities in active markets or other inputs that are observable for substantially the full term of the financial instrument. The valuation of financial assets in Level 3 is determined using an income approach based on unobservable inputs such as discounted cash flow models or valuations.

     In addition to the fair value disclosure requirements related to financial instruments carried at fair value, accounting standards require interim disclosures regarding the fair value of all of the Company’s financial instruments. The methods and significant assumptions used to estimate the fair value of financial instruments and any changes in methods or significant assumptions from prior periods are also required to be disclosed. The carrying amounts and estimated fair values of financial assets and liabilities recorded in the Condensed Consolidated Balance Sheets consisted of the following:

	March 31, 2013		December 30, 2012
	Carrying	Fair	Carrying	Fair	Note
	Amount	Value	Amount	Value	Reference
	(In thousands)
Derivative assets - commodity futures instruments	$5,077	$5,077	$1,821	$1,821	5
Deferred compensation plan assets	7,850	7,850	7,591	7,591
Derivative liabilities - commodity futures instruments	(2,778)	(2,778)	(1,530)	(1,530)	5
Long-term debt and other borrowing arrangements	(1,142,365)	(1,197,099)	(1,164,756)	(1,208,730)	8

     Derivative assets were recorded at fair value based on quoted market prices and are included in the line item Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheet. Deferred compensation plan assets were recorded at fair value based on quoted market prices and are included in the line item Other assets in the Condensed Consolidated Balance Sheets. Derivative liabilities were recorded at fair value based on quoted market prices and are included in the line item Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheet. The fair values of the Company’s long-term debt and other borrowing arrangements were estimated by calculating the net present value of future payments for each debt obligation or borrowing by: (i) using a risk-free rate applicable for an instrument with a life similar to the remaining life of each debt obligation or borrowing plus the current estimated credit risk spread for the Company or (ii) using the quoted market price at March 31, 2013 or December 30, 2012, as applicable.

     In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records certain assets and liabilities at fair value on a nonrecurring basis. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges when required by U.S. GAAP. There were no significant fair value measurement losses recognized for such assets and liabilities in the periods reported.

3. TRADE ACCOUNTS AND OTHER RECEIVABLES

     Trade accounts and other receivables, less allowance for doubtful accounts, consisted of the following:

	March 31, 2013	December 30, 2012
	(In thousands)
Trade accounts receivable	$387,502	$381,747
Account receivable from JBS USA, LLC	3,814	1,514
Employee receivables	40	48
Other receivables	7,174	6,892
Receivables, gross	398,530	390,201
Allowance for doubtful accounts	(4,295)	(3,757)
Receivables, net	$394,235	$386,444

4. INVENTORIES

     Inventories consisted of the following:

	March 31, 2013	December 30, 2012
	(In thousands)
Live chicken and hens	$422,326	$405,335
Feed, eggs and other	303,705	307,500
Finished chicken products	246,047	237,159
Total chicken inventories	972,078	949,994
Commercial feed and other	280	302
Total inventories	$972,358	$950,296

5. DERIVATIVE FINANCIAL INSTRUMENTS

     The Company utilizes various raw materials in its operations, including corn, soybean meal, soybean oil, sorghum and energy, such as natural gas, electricity and diesel fuel, which are all considered commodities. The Company considers these raw materials generally available from a number of different sources and believes it can obtain them to meet its requirements. These commodities are subject to price fluctuations and related price risk due to factors beyond our control, such as economic and political conditions, supply and demand, weather, governmental regulation and other circumstances. Generally, the Company purchases derivative financial instruments, specifically exchange-traded futures and options, in an attempt to mitigate price risk related to its anticipated consumption of commodity inputs for approximately the next 12 months. The Company may purchase longer-term derivative financial instruments on particular commodities if deemed appropriate. The fair value of derivative assets is included in the line item Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets while the fair value of derivative liabilities is included in the line item Accrued expenses and other current liabilities on the same statements. Our counterparties require that we post cash collateral for changes in the net fair value of the derivative contracts.

     We have not designated the derivative financial instruments that we have purchased to mitigate commodity purchase transaction exposures as cash flow hedges. Therefore, we recognized changes in the fair value of these derivative financial instruments immediately in earnings. Gains or losses related to these derivative financial instruments are included in the line item Cost of sales in the Condensed Consolidated Statements of Income. The Company recognized net gains of $4.9 million and net losses of $4.6 million related to changes in the fair value of its derivative financial instruments during the thirteen weeks ended March 31, 2013 and March 25, 2012, respectively. Information regarding the Company’s outstanding derivative instruments and cash collateral posted with (owed to) brokers is included in the following table:

	March 31, 2013	December 30, 2012
	(Fair values in thousands)
Fair values:
Commodity derivative assets	$5,077	$1,821
Commodity derivative liabilities	(2,778)	(1,530)
Cash collateral posted with (owed to) brokers	(1,501)	(166)
Foreign currency derivative liabilities	(42)	—
Derivatives coverage(a):
Corn	(0.3)%	—%
Soybean meal	0.5%	—%
Period through which stated percent of needs are covered:
Corn	March 2014	December 2013
Soybean meal	December 2013	December 2013
Written put options outstanding(b):
Fair value	$(953)	$—
Number of contracts:
Corn	500	—
Expiration dates	May 2013	N/A
Short positions on outstanding futures instruments(b):
Fair value	$4,909	$1,464
Number of contracts:
Corn	1,469	584
Soybean meal	895	269

(a)	Derivatives coverage is the percent of anticipated commodity needs covered by outstanding derivative instruments through a specified date.
(b)	A written put option is an option that the Company has sold that grants the holder the right, but not the obligation, to sell the underlying asset at a certain price for a specified period of time. When the Company takes a short position on a futures derivative instrument, it agrees to sell the underlying asset in the future at a price established on the contract date. The Company writes put options and takes short positions on futures derivative instruments to minimize the impact of feed ingredients price volatility on its operating results.

6. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment (“PP&E”), net consisted of the following:

	March 31, 2013	December 30, 2012
	(In thousands)
Land	$63,772	$63,788
Buildings	1,083,257	1,081,059
Machinery and equipment	1,509,726	1,498,280
Autos and trucks	59,088	58,526
Construction-in-progress	55,170	47,927
PP&E, gross	2,771,013	2,749,580
Accumulated depreciation	(1,589,495)	(1,559,659)
PP&E, net	$1,181,518	$1,189,921

     The Company recognized depreciation expense of $33.8 million and $31.9 million during the thirteen weeks ended March 31, 2013 and March 25, 2012, respectively.

     During the thirteen weeks ended March 31, 2013, the Company sold certain PP&E for cash of $1.7 million and recognized net gains on these sales of $1.1 million. PP&E sold in 2013 included a vehicle maintenance center in Texas and miscellaneous equipment. During the thirteen weeks ended March 25, 2012, the Company sold certain PP&E for cash of $3.1 million and recognized net losses on these sales of $0.9 million. PP&E sold in 2012 included various broiler and breeder farms in Texas and miscellaneous processing equipment.

     During the thirteen weeks ended March 31, 2013 and March 25, 2012, the Company also scrapped certain unused or obsolete PP&E and recognized net losses of approximately $18,000 and $0.8 million, respectively.

     Management has committed to the sale of certain properties and related assets, including, but not limited to, processing plants and an office building, which no longer fit into the operating plans of the Company. The Company is actively marketing these properties and related assets for immediate sale and believes a sale of each property can be consummated within the next 12 months. At March 31, 2013 and December 30, 2012, the Company reported properties and related assets totaling $26.8 million and $27.0 million, respectively, in the line item Assets held for sale on its Condensed Consolidated Balance Sheets. For the thirteen weeks ended March 25, 2012, the Company recognized impairment expense of $1.3 million on certain of these assets. The Company did not recognize any impairment expense for the thirteen weeks ended March 31, 2013.

     As part of the exit or disposal activities discussed in “Note 13. Exit or Disposal Activities,” the Company closed or idled various processing complexes, processing plants, hatcheries and broiler farms throughout the U.S. Neither the Board of Directors nor JBS USA has determined if it would be in the best interest of the Company to divest any of these idled assets. Management is therefore not certain that it can or will divest any of these assets within one year, is not actively marketing these assets and, accordingly, has not classified them as assets held for sale. The Company continues to depreciate these assets. At March 31, 2013, the carrying amount of these idled assets was $59.7 million based on depreciable value of $155.1 million and accumulated depreciation of $95.4 million.

     The Company last tested the recoverability of its long-lived assets held and used in December 2012. At that time, the Company determined that the carrying amount of its long-lived assets held and used was recoverable over the remaining life of the primary asset in the group and that long-lived assets held and used passed the Step 1 recoverability test under ASC 360-10-35, Impairment or Disposal of Long-Lived Assets. There were no indicators present during the thirteen weeks ended March 31, 2013 that required the Company to test its long-lived assets held and used for recoverability.

7. CURRENT LIABILITIES

     Current liabilities, other than income taxes and current maturities of long-term debt, consisted of the following components:

	March 31, 2013	December 30, 2012
	(In thousands)
Accounts payable:
Trade accounts	$231,244	$252,644
Book overdrafts	58,470	58,066
Other payables	819	1,655
Total accounts payable	290,533	312,365
Accounts payable to JBS USA, LLC	7,045	13,436
Accrued expenses and other current liabilities:
Compensation and benefits	76,007	77,376
Interest and debt-related fees	19,405	10,740
Insurance and self-insured claims	115,514	108,806
Commodity derivative liabilities:
Futures	1,825	1,530
Options	953	—
Foreign currency derivative liabilities:
Forwards	42	—
Other accrued expenses	70,895	85,088
Total accrued expenses and other current liabilities	284,641	283,540
	$582,219	$609,341

8. LONG-TERM DEBT AND OTHER BORROWING ARRANGEMENTS

     Long-term debt and other borrowing arrangements consisted of the following components:

	Maturity	March 31, 2013	December 30, 2012
	(In thousands)
Senior notes, at 7 ⅞%, net of unaccreted discount	2018	$497,415	$497,301
U.S. Credit Facility (defined below):
Term B-1 note payable at 4.75%	2014	275,443	275,443
Term B-2 note payable at 9.00%	2014	279,772	283,647
Revolving note payable on which the Company had funds
borrowed at 4.25%	2014	85,000	103,600
Mexico Credit Facility (defined below) with notes payable at TIIE
Rate plus 2.25% or Equilibrium Interbank Interest Rate plus 4.5%	2014	—	—
Other	Various	4,735	4,765
Long-term debt		1,142,365	1,164,756
Less: Current maturities of long-term debt		(15,888)	(15,886)
Long-term debt, less current maturities		$1,126,477	$1,148,870

Senior and Subordinated Notes

     At March 31, 2013, the Company had an aggregate principal balance of $500.0 million of 7 ⅞% Senior Notes due 2018 (the “2018 Notes”) outstanding that are registered under the Securities Act of 1933. The 2018 Notes are unsecured obligations of the Company and are guaranteed by one of the Company’s subsidiaries. Interest is payable on December 15 and June 15 of each year, commencing on June 15, 2011. Additionally, the Company had an aggregate principal balance of $3.9 million of 7 ⅝% senior unsecured notes, 8 ⅜% senior subordinated unsecured notes and 9 ¼% senior unsecured notes outstanding at March 31, 2013.

     On June 23, 2011, the Company entered into a Subordinated Loan Agreement with JBS USA (the “Subordinated Loan Agreement”), which provided an aggregate commitment of $100.0 million. On June 23, 2011, JBS USA made a term loan to the Company in the principal amount of $50.0 million. Pursuant to the terms of the Subordinated Loan Agreement, the Company has also agreed to reimburse JBS USA up to $56.5 million for potential draws upon letters of credit issued on JBS USA’s account that support certain obligations of the Company or its subsidiaries. On December 16, 2011, the Company and JBS USA executed an amendment to the Subordinated Loan Agreement that, among other things, provided that if the Company consummated a stock rights offering (the “Rights Offering”) that allowed stockholders of record as of January 17, 2012 to purchase an aggregate 44,444,444 shares of the Company’s common stock on or before March 24, 2012, the loan commitment under the Subordinated Loan Agreement would be terminated. The Company consummated the Rights Offering on February 29, 2012. Further, under the U.S. Credit Facility (as defined below), following the consummation of the Rights Offering, (i) the Company, at its option, was permitted to prepay the outstanding $50.0 million term loan under the Subordinated Loan Agreement and (ii) the existing commitment of JBS USA to make an additional $50.0 million term loan to the Company under the Subordinated Loan Agreement would be terminated. On March 7, 2012, the Company repaid the outstanding $50.0 million term loan under the Subordinated Loan Agreement, plus accrued interest, with proceeds received from the Rights Offering and the remaining commitment to make loans under the Subordinated Loan Agreement was terminated.

     JBS USA agreed to arrange for letters of credit to be issued on its account in the amount of $56.5 million to an insurance company serving the Company in order to allow that insurance company to return cash it held as collateral against potential workers compensation, auto and general liability claims. In return for providing this letter of credit, the Company reimburses JBS USA for the letter of credit costs the Company would otherwise incur under its U.S. Credit Facility (as defined below). In the thirteen weeks ended March 31, 2013, the Company reimbursed JBS USA $0.6 million for letter of credit costs incurred from December 2012 through February 2013. As of March 31, 2013, the Company has accrued an obligation of $0.2 million to reimburse JBS USA for letter of credit costs incurred on its behalf.

U.S. Credit Facility

     Pilgrim’s and certain of its subsidiaries entered into a credit agreement (the “U.S. Credit Facility”) with CoBank ACB, as administrative agent and collateral agent, and other lenders party thereto, which currently provides a $700.0 million revolving credit facility and a Term B facility. The U.S. Credit Facility also includes an accordion feature that allows us, at any time, to increase the aggregate revolving loan commitment by up to an additional $100.0 million and to increase the aggregate Term B loans commitment by up to an additional $400.0 million, in each case subject to the satisfaction of certain conditions, including obtaining the lenders’ agreement to participate in the increase and an aggregate limit on all commitments under the U.S. Credit Facility of $1.85 billion. On April 22, 2011, we increased the amount of the sub-limit for swingline loans under the U.S. Credit Facility to $100.0 million. The revolving loan commitment and the Term B loans will mature on December 28, 2014.

     On December 28, 2009, the Company paid loan costs totaling $50.0 million related to the U.S. Credit Facility that it recognized as an asset on its balance sheet. The Company amortizes these capitalized costs to interest expense over the life of the U.S. Credit Facility.

     Subsequent to the end of each fiscal year, a portion of our cash flow must be used to repay outstanding principal amounts under the Term B loans. With respect to 2012, the Company was required to pay approximately $141.2 million of its cash flow toward the outstanding principal under the Term B loans, which the Company paid on April 29, 2013. The excess cash flow payments have been and will continue to be applied to installments of the Term B loans ratably in accordance with the then outstanding amounts thereof. The U.S. Credit Facility also requires us to use the proceeds we receive from certain asset sales and specified debt or equity issuances and upon the occurrence of other events to repay outstanding borrowings under the U.S. Credit Facility. The cash proceeds received by the Company from the Rights Offering were not subject to this requirement. On March 31, 2013, a principal amount of $555.2 million under the Term B loans commitment was outstanding.

     Actual borrowings by the Company under the revolving credit commitment component of the U.S. Credit Facility are subject to a borrowing base, which is a formula based on certain eligible inventory, eligible receivables and restricted cash under the control of CoBank ACB. As of March 31, 2013, the applicable borrowing base was $687.3 million, the amount available for borrowing under the revolving loan commitment was $577.7 million and outstanding borrowings and letters of credit under the revolving loan commitment were $85.0 million and $24.6 million, respectively.

     The U.S. Credit Facility contains financial covenants and various other covenants that may adversely affect our ability to, among other things, incur additional indebtedness, incur liens, pay dividends or make certain restricted payments, consummate certain assets sales, enter into certain transactions with JBS USA and our other affiliates, merge, consolidate and/or sell or dispose of all or substantially all of our assets. On June 23, 2011 and December 16, 2011, the Company entered into amendments to the U.S. Credit Facility, which, among other things, (i) temporarily suspended the requirement for the Company to comply with the fixed charge coverage ratio and senior secured leverage ratio financial covenants until the quarter ended December 30, 2012, (ii) modified the fixed charge coverage ratio financial covenant so that when the requirement to comply with this covenant resumed in the quarter ended December 30, 2012, the Company could calculate the fixed charge coverage ratio based upon a specified number of fiscal quarters selected by the Company, (iii) reduced the minimum allowable consolidated tangible net worth to the sum of $450.0 million plus 50% of the cumulative net income (excluding any losses) of the Company from December 16, 2011 through such date of calculation and (iv) increased the maximum allowable senior secured leverage ratio, determined for any period of four consecutive fiscal quarters ending on the last day of each fiscal quarter, to be no greater than 4.0 to 1.0 for periods calculated from September 24, 2012 and thereafter. The Company is currently in compliance with these financial covenants.

     The U.S. Credit Facility provides that the Company may not incur capital expenditures in excess of $350.0 million in either 2013 or 2014. The U.S. Credit Facility contains various other covenants that may adversely affect our ability to, among other things, incur additional indebtedness, incur liens, pay dividends or make certain restricted payments, consummate certain assets sales, enter into certain transactions with JBS USA and our other affiliates, merge, consolidate and/or sell or dispose of all or substantially all of our assets.

     All obligations under the U.S. Credit Facility are unconditionally guaranteed by certain of the Company’s subsidiaries and are secured by a first priority lien on (i) the accounts receivable and inventories of the Company and its non-Mexico subsidiaries, (ii) 65% of the equity interests in the Company’s direct foreign subsidiaries and 100% of the equity interests in the Company’s other subsidiaries and (iii) substantially all of the personal property and intangibles of the borrowers and guarantors under the U.S. Credit Facility and (iv) substantially all of the real estate and fixed assets of the Company and the guarantor subsidiaries under the U.S. Credit Facility.

Mexico Credit Facility

     On October 19, 2011, Avícola Pilgrim’s Pride de México, S.A. de C.V. , Pilgrim’s Pride S. de R.L. de C.V. and certain Mexican subsidiaries entered into an amended and restated credit agreement (the “Mexico Credit Facility”) with ING Bank (México), S.A. Institución de Banca Múltiple, ING Grupo Financiero, as lender and ING Capital LLC, as administrative agent. The Mexico Credit Facility has a final maturity date of September 25, 2014. The Mexico Credit Facility is secured by substantially all of the assets of the Company’s Mexico subsidiaries. As of March 31, 2013, the U.S. dollar-equivalent of the loan commitment under the Mexico Credit Facility was $45.2 million. There were no outstanding borrowings under the Mexico Credit Facility at March 31, 2013.

9. INCOME TAXES

     The Company recorded income tax expense of $2.8 million, a 4.8% effective tax rate, for the thirteen weeks ended March 31, 2013, compared to income tax expense of $0.7 million, a 1.6% effective tax rate, for the thirteen weeks ended March 25, 2012. The income tax expense recognized for the thirteen weeks ended March 31, 2013 was primarily the result of the tax expense recorded on the Company’s year-to-date income, offset by a decrease in valuation allowance as a result of year-to-date earnings.

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities (including the impact of available carry back and carry forward periods), projected future taxable income and tax-planning strategies in making this assessment. As of March 31, 2013, the Company does not believe it has sufficient positive evidence to conclude that realization of its federal, state and a portion of its foreign net deferred tax assets is more likely than not to be realized.

     For the thirteen weeks ended March 31, 2013 and March 25, 2012, there is no tax effect reflected in other comprehensive income because the Company has a valuation allowance.

     With few exceptions, the Company is no longer subject to U.S. federal, state or local income tax examinations for years prior to 2008 and is no longer subject to Mexico income tax examinations for years prior to 2007.

     The Company is currently working with the Internal Revenue Service (“IRS”) through the normal processes and procedures that are available to all taxpayers outside of bankruptcy to resolve the IRS’ proof of claim. In connection with such claim, the Company has filed various petitions in the United States Tax Court (“Tax Court”) in response to the Notices of Deficiency that were issued to the Company. On December 12, 2012, the Company entered into two Stipulation of Settled Issues (“Stipulation” or “Stipulations”) with the IRS that resolved a portion of the IRS’ proof of claim. The Company is still working with the IRS to resolve the portion of the IRS’ amended proof of claim relating to the tax year ended June 30, 2004 for Gold Kist Inc. (“Gold Kist”), a company purchased by Pilgrim’s in 2007. There has been no significant change in the resolution of the IRS’ claim relating to Gold Kist since December 30, 2012. See “Note 15. Commitments and Contingencies” for additional information.

10. PENSION AND OTHER POSTRETIREMENT BENEFITS

     The Company sponsors programs that provide retirement benefits to most of its employees. These programs include qualified defined benefit pension plans, nonqualified defined benefit retirement plans, a defined benefit postretirement life insurance plan and defined contribution retirement savings plans. Expenses recognized under all of these retirement plans totaled $1.9 million in each of the thirteen weeks ended March 31, 2013 and March 25, 2012.

     Net defined benefit pension and other postretirement costs included the following components:

	Thirteen Weeks Ended
	March 31, 2013		March 25, 2012
	Pension Benefits	Other Benefits	Pension Benefits	Other Benefits
	(In thousands)
Service cost	$10	$—	$12	$—
Interest cost	1,988	20	2,029	24
Estimated return on plan assets	(1,349)	—	(1,435)	—
Amortization of net loss (gain)	250	—	415	—
Net costs	$899	$20	$1,021	$24

     During the thirteen weeks ended March 31, 2013, the Company contributed $0.3 million to its defined benefit plans.

     The Company remeasures both plan assets and obligations on a quarterly basis.

     The Company and certain retirement plans that it sponsors invest in a variety of financial instruments. Certain postretirement funds in which the Company participates hold significant amounts of mortgage-backed securities. However, none of the mortgages collateralizing these securities are considered subprime.

11. STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Loss

     At both March 31, 2013 and December 30, 2012, accumulated other comprehensive loss consisted solely of unrealized actuarial losses related to the Company’s defined benefit pension and other postretirement plans. The following tables provide information regarding the changes in these unrealized actuarial losses during the thirteen weeks ended March 31, 2013:

Changes in Unrealized
Actuarial Losses(a)
(In thousands)
Balance, beginning of period	$(68,511)

Other comprehensive income before reclassifications	10,160

Amounts reclassified from accumulated other comprehensive loss to net income	250
Net current period other comprehensive income	10,410
Balance, end of period	$(58,101)

(a)	All amounts are net of tax. Amounts in parentheses indicate debits.

	Amount Reclassified
	from Accumulated
Details about Accumulated Other Comprehensive Loss	Other Comprehensive		Affected Line Item in the Condensed Consolidated
Components	Loss(a)		Statement of Income
	(In thousands)
Amortization of defined benefit pension and other
postretirement plan actuarial losses:
Union Plan(b)	$(9)	(d)	Cost of goods sold
Legacy Gold Kist Plans(c)	(241)	(d)	Selling, general and administrative expense
Total before tax	(250)
Tax benefit (expense)	—
Total reclassification for the period	$(250)		Net of tax

(a)	Amounts in parentheses represent debits to results of operations.
(b)	The Company sponsors the Pilgrim’s Pride Retirement Plan for Union Employees (the “Union Plan”), a qualified defined benefit pension plan covering certain locations or work groups with collective bargaining agreements.
(c)	The Company sponsors the Pilgrim’s Pride Plan for Legacy Gold Kist Employees, a qualified defined benefit pension plan covering certain eligible U.S. employees who were employed at locations that the Company purchased through its acquisition of Gold Kist in 2007, the Former Gold Kist Inc. Supplemental Executive Retirement Plan, a nonqualified defined benefit retirement plan covering certain former Gold Kist executives, the Former Gold Kist Inc. Directors’ Emeriti Plan, a nonqualified defined benefit retirement plan covering certain former Gold Kist directors , and the Gold Kist Inc. Retiree Life Insurance Plan, a defined benefit postretirement life insurance plan covering certain retired Gold Kist employees (collectively, the “Legacy Gold Kist Plans”).
(d)	These accumulated other comprehensive income components are included in the computation of net periodic pension cost. See “Note 10. Pension and Other Postretirement Benefits” to the Condensed Consolidated Financial Statements.

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

12. INCENTIVE COMPENSATION

     The Company sponsors a short-term incentive plan that provides the grant of either cash or share-based bonus awards payable upon achievement of specified performance goals (the “STIP”). Full-time, salaried exempt employees of the Company and its affiliates who are selected by the administering committee are eligible to participate in the STIP. The Company has accrued $4.5 million in costs related to the STIP at March 31, 2013 related to cash bonus awards that could potentially be awarded during the remainder of 2013 and 2014.

     The Company also sponsors a performance-based, omnibus long-term incentive plan that provides for the grant of a broad range of long-term equity-based and cash-based awards to the Company’s officers and other employees, members of the Board and any consultants (the “LTIP”). The equity-based awards that may be granted under the LTIP include “incentive stock options,” within the meaning of the Internal Revenue Code, nonqualified stock options, stock appreciation rights, restricted stock awards (“RSAs”) and restricted stock units (“RSUs”). At March 31, 2013, we have reserved approximately 6.6 million shares of common stock for future issuance under the LTIP.

     The following awards existed during the thirteen weeks ended March 31, 2013:

						Estimated
Award		Award		Vesting		Forfeiture	Settlement
Type	Benefit Plan	Quantity	Grant Date	Condition	Vesting Date	Rate	Method
RSA	Employment Agreement	100,000	January 14, 2011	Service	January 3, 2013	— %	Stock
RSA	Employment Agreement	100,000	January 14, 2011	Service	January 3, 2014	— %	Stock
RSA	LTIP	72,675	August 27, 2012	Service	April 27, 2014	— %	Stock
RSU	LTIP	608,561	February 4, 2013	Service	December 31, 2014	9.6559%	Stock
RSA	LTIP	15,000	February 25, 2013	Service	February 24, 2015	— %	Stock
RSA	LTIP	15,000	February 25, 2013	Service	February 24, 2016	— %	Stock
RSU	LTIP	206,933	February 26, 2013	Service	December 31, 2014	— %	Stock

     Compensation cost charged as selling, general and administrative expense and the income tax benefit recognized for our share-based compensation arrangements are included below:

	Thirteen Weeks Ended
	March 31, 2013	March 25, 2012
	(In thousands, except weighted average fair values)
Total share-based compensation cost	$548	$149
Income tax benefit	126	—

     The Company’s restricted share and restricted stock unit activity is included below:

	Thirteen Weeks Ended March 31, 2013		Thirteen Weeks Ended March 25, 2012
		Weighted Average		Weighted Average
	Number	Grant Date Fair Value	Number	Grant Date Fair Value
	(In thousands, except weighted average fair values)
Outstanding at beginning of period	273	$6.54	200	$7.10
Granted	845	8.82	—	—
Vested	(100)	$7.10	—	$—
Outstanding at end of period	1,018	$8.38	200	$7.10

     At March 31, 2013, the total unrecognized compensation cost related to all nonvested awards was $7.3 million. That cost is expected to be recognized over a weighted average period of 1.72 years.

     Historically, we have issued new shares to satisfy award conversions.

13. EXIT OR DISPOSAL ACTIVITIES

     From time to time, the Company will incur costs to implement exit or disposal efforts for specific operations. These exit or disposal plans, each of which is approved by the Company’s Board of Directors, focus on various aspects of operations, including closing and consolidating certain processing facilities, rationalizing headcount and aligning operations in the most strategic and cost-efficient structure. Specific exit or disposal efforts that were ongoing during either the thirteen weeks ended March 31, 2013 or the thirteen weeks ended March 25, 2012 included the following:

		Administrative
	Facility Closures(a)	Integration(b)	Total
	(In thousands, except positions eliminated)
Earliest implementation date	October 2008	January 2010
Latest expected completion date	September 2014	September 2012
Positions eliminated	2,410	480	2,890
Costs incurred and expected to be incurred:
Employee-related costs	$2,492	$864	$3,356
Asset impairment costs	13,249	36,896	50,145
Inventory valuation costs	344	—	344
Other exit or disposal costs	15,208	4,112	19,320
Total exit or disposal costs	$31,293	$41,872	$73,165
Costs incurred since earliest implementation date:
Employee-related costs	$2,492	$864	$3,356
Asset impairment costs	13,249	36,896	50,145
Inventory valuation costs	344	—	344
Other exit or disposal costs	12,707	4,112	16,819
Total exit or disposal costs	$28,792	$41,872	$70,664

	Thirteen Weeks Ended March 31, 2013			Thirteen Weeks Ended March 25, 2012
		Administrative			Administrative
	Facility Closures	Integration	Total	Facility Closures	Integration	Total
	(In thousands)
Employee-related costs	$—	$—	$—	$78	$—	$78
Asset impairment costs	—	—	—	960	382	1,342
Other exit or disposal costs	484	—	484	1,543	—	1,543
Total exit or disposal costs	$484	$—	$484	$2,581	$382	$2,963

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

     Accrued severance costs are included in Accrued expenses and other current liabilities and accrued inventory charges are included in Inventories on the accompanying Condensed Consolidated Balance Sheets. The following table sets forth activity that was recorded through the Company’s accrued exit or disposal cost accounts during the thirteen weeks ended March 31, 2013 and March 25, 2012:

		Accrued
	Accrued	Inventory
	Severance	Charges	Total
	(In thousands)
Balance at December 30, 2012	$—	$808	$808
Accruals	—	—	—
Payment /Disposal	—	—	—
Adjustments	—	—	—
Balance at March 31, 2013	$—	$808	$808
Balance at December 25, 2011	$90	$793	$883
Accruals	—	—	—
Payment /Disposal	(147)	(136)	(283)
Adjustments	78	—	78
Balance at March 25, 2012	$21	$657	$678

     Exit or disposal costs were included on the following lines in the accompanying Condensed Consolidated Statements of Income:

	Thirteen Weeks Ended
	March 31, 2013	March 25, 2012
	(In thousands)
Cost of sales	$—	$78
Administrative restructuring charges	484	2,885
Total exit or disposal costs	$484	$2,963

     Certain exit or disposal costs were classified as Administrative restructuring charges on the accompanying Condensed Consolidated Statements of Income because management believed these costs were not directly related to the Company’s ongoing operations. Components of administrative restructuring charges are summarized below:

	Thirteen Weeks Ended
	March 31, 2013	March 25, 2012
	(In thousands)
Asset impairment costs (Note 6. Property, Plant and Equipment)	$—	$1,342
Loss on egg sales and flock depletion expensed as incurred	—	455
Other restructuring costs	484	1,088
Total administrative restructuring charges	$484	$2,885

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

14. RELATED PARTY TRANSACTIONS

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

     On December 28, 2009, JBS USA became the holder of the majority of the common stock of the Company. As of March 31, 2013, JBS USA beneficially owned 75.5% of the total outstanding shares of our common stock.

     On March 12, 2012, Lonnie A. “Bo” Pilgrim (the “Founder Director”) resigned as a director of Pilgrim’s. On March 26, 2012, the Founder Director and certain entities related to the Founder Director sold 18,924,438 shares of our common stock to JBS USA. Prior to that sale, the Founder Director and certain entities related to the Founder Director collectively owned the second-largest block of our common stock.

     Transactions with JBS USA, JBS USA, LLC (a JBS USA subsidiary) and the former Founder Director recognized in the Condensed Consolidated Statements of Income are summarized below:

	Thirteen Weeks Ended
	March 31, 2013	March 25, 2012
	(In thousands)
JBS USA:
Subordinated loan interest(a)	$—	$971
Letter of credit fees(b)	592	592
JBS USA, LLC:
Purchases from JBS USA, LLC(c)	14,834	14,729
Expenditures paid by JBS USA, LLC on behalf of Pilgrim’s Pride Corporation(d)	12,919	15,325
Sales to JBS USA, LLC(c)	16,119	58,142
Expenditures paid by Pilgrim’s Pride Corporation on behalf of JBS USA, LLC(d)	458	1,124
Former Founder Director:
Consulting fee paid to former Founder Director(e)	—	374
Board fees paid to former Founder Director(e)	—	45
Contract grower compensation paid to former Founder Director(f)	—	297
Sales to former Founder Director	—	1

(a)	On June 23, 2011, we executed a subordinated loan agreement with JBS USA that provided an aggregate loan commitment of $100.0 million and immediately borrowed $50.0 million under the resulting facility at an interest rate of 9.845% per annum. On March 7, 2012, we repaid the outstanding $50.0 million loan, along with $3.5 million accrued interest, and terminated the loan commitment under the agreement.
(b)	(b) Beginning on October 26, 2011, JBS USA arranged for letters of credit to be issued on its account in the amount of $56.5 million to an insurance company on our behalf in order to allow that insurance company to return cash it held as collateral against potential liability claims. We agreed to reimburse JBS USA up to $56.5 million for potential draws upon these letters of credit. We reimburse JBS USA for the letter of credit costs we would have otherwise incurred under our credit facilities. During 2013, we have paid JBS USA $0.6 million for letter of credit costs. As of March 31, 2013, the Company has accrued an obligation of $0.2 million to reimburse JBS USA for letter of credit costs incurred on its behalf.
(c)	We routinely execute transactions to both purchase products from JBS USA, LLC and sell products to them. As of March 31, 2013 and December 30, 2012, the outstanding payable to JBS USA, LLC was $7.0 million and $13.4 million, respectively. As of March 31, 2013 and December 30, 2012, the outstanding receivable from JBS USA, LLC was $3.8 million and $1.5 million, respectively. As of March 31, 2013, approximately $0.7 million of goods from JBS USA, LLC were in transit and not reflected on our Condensed Consolidated Balance Sheet.
(d)	On January 19, 2010, we executed an agreement with JBS USA, LLC in order to allocate costs associated with the procurement of SAP licenses and maintenance services by JBS USA, LLC for the combined companies. Under this agreement, the fees associated with procuring SAP licenses and maintenance services are allocated between us and JBS USA, LLC in proportion to the percentage of licenses used by each company. The agreement expires on the date of expiration, or earlier termination, of each underlying SAP license agreement. During 2012, we have paid JBS USA $0.9 million for the procurement of such licenses and services. On May 5, 2010, we executed an agreement with JBS USA, LLC in order to allocate the costs of supporting the business operations through one consolidated corporate team. Expenditures paid by JBS USA, LLC on our behalf are reimbursed by us and expenditures paid by us on behalf of JBS USA, LLC are reimbursed by JBS USA, LLC. This agreement expires on May 5, 2015. During 2012, we have paid JBS USA, LLC $31.8 million for net expenditures paid by JBS USA, LLC on our behalf. At March 31, 2013, the outstanding net payable to JBS USA resulting from affiliate trade, procurement of SAP licenses and maintenance services and support of the business operations through one consolidated corporate team was $4.5 million.
(e)	On December 28, 2009, we executed a consulting agreement with the former Founder Director. The terms of the agreement on that date included, among other things, that the former Founder Director (i) will provide services to us that are comparable in the aggregate with the services provided by him to us prior to December 28, 2009, (ii) will be appointed to our Board of Directors and, during the term of the agreement, will be nominated for subsequent terms on the Board, (iii) will be compensated for services rendered to us at a rate of $1.5 million per annum for a term of five years, (iv) will be subject to customary non-solicitation and non-competition provisions and (v) will be, along with his spouse, provided with medical benefits (or will be compensated for medical coverage) that are comparable in the aggregate to the medical benefits afforded to our employees. As a result of his resignation as Founder Director, we are no longer required to nominate the Founder Director to serve subsequent terms on the Board. During the period in 2012 in which the former Founder Director was a related party, we paid $0.4 million to him under this agreement.
(f)	We have executed various grower contracts with the former Founder Director that provide for the placement of our flocks on farms owned by the former Founder Director during the grow-out phase of production. These contracts include terms that are substantially identical to those included in contracts executed by us with unaffiliated parties. The former Founder Director can terminate the contracts upon completion of the grow-out phase for each flock. We can terminate the contracts within a specified period of time pursuant to regulations by the Grain Inspection, Packers and Stockyards Administration of the U.S. Department of Agriculture. During the period in 2012 in which the former Founder Director was a related party, we paid $0.3 million to him under these contracts.

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

     On December 1, 2008, Pilgrim’s and six of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court for the Northern District of Texas, Fort Worth Division (“Bankruptcy Court”). The cases were jointly administered under Case No. 08-45664. The Company emerged from Chapter 11 on December 28, 2009. The Company is the named defendant in several pre-petition lawsuits that, as of March 31, 2013, have not been resolved. Among the claims presently pending are claims brought against certain current and former directors, executive officers and employees of the Company, the Pilgrim’s Pride Administrative Committee and the Pilgrim’s Pride Pension Committee seeking unspecified damages under section 502 of the Employee Retirement Income Security Act of 1974 (“ERISA”), 29 U.S.C. § 1132. These claims were brought by individual participants in the Pilgrim’s Pride Retirement Savings Plan, individually and on behalf of a putative class, alleging that the defendants breached fiduciary duties to plan participants and beneficiaries or otherwise violated ERISA. Although the Company is not a named defendant in these claims, our bylaws require us to indemnify our current and former directors and officers from any liabilities and expenses incurred by them in connection with actions they took in good faith while serving as an officer or director. In these actions the plaintiffs assert claims in excess of $35.0 million. The likelihood of an unfavorable outcome or the amount or range of any possible loss to the Company cannot be determined at this time.

     Other claims presently pending against the Company are claims seeking unspecified damages brought by current or former contract chicken growers who allege, along with other assertions, that the Company breached grower contracts and made false representations to induce the plaintiffs into building chicken farms and entering into chicken growing agreements with the Company. In the case styled Shelia Adams, et al. v. Pilgrim’s Pride Corporation, on September 30, 2011, the trial court issued its findings of fact and conclusions of law stating that the Company violated section 192(e) of the Packers and Stockyards Act of 1921 by purportedly attempting to manipulate the price of chicken by idling the El Dorado, Arkansas complex and rejecting the El Dorado growers’ contracts. The trial court awarded damages in the amount of $25.8 million. Afterward, the Company filed post-judgment motions attacking the trial court’s findings of fact and conclusions of law, which, on December 28, 2011, were granted in part and resulted in a reduction of the damages award from $25.8 million to $25.6 million. On January 19, 2012, the Company appealed the findings of fact and conclusions of law and decision concerning the post-judgment motions to the United States Fifth Circuit Court of Appeals. Oral argument occurred December 3, 2012. The appeal has been submitted for a decision, but there is no deadline set for the Fifth Circuit Court of Appeals to issue a decision. The Company intends to vigorously pursue its appellate rights and defend against the underlying judgment. While the outstanding judgment is reasonably possible, the Company has recorded an estimated probable loss that is less than the outstanding judgment. The remaining growers’ claims were scheduled for trial during the summer and fall of 2012. Although the trial associated with the growers’ claims from the Farmerville, Louisiana complex was completed without a ruling, the trial associated with the growers’ claims from the Nacogdoches, Texas complex have not been completed and the trial court has not scheduled a date for resuming the trial, and the trials associated with the growers’ claims from the De Queen and Batesville, Arkansas complexes have been indefinitely postponed by court order. The Company intends to vigorously defend against these claims. Although the likelihood of financial loss related to the remaining growers’ claims is reasonably possible, an estimate of potential loss cannot be determined at this time because of now conflicting legal authority, the factual nature of the various growers’ individual claims, and a new judge who will preside over the remaining bench trials. There can be no assurances that other similar claims may not be brought against the Company.

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

16. SUPPLEMENTAL GUARANTOR FINANCIAL INFORMATION

     On December 15, 2010, the Company sold the 2018 Notes. The 2018 Notes are unsecured obligations of the Company and are fully and unconditionally guaranteed on a senior unsecured basis by Pilgrim’s Pride Corporation of West Virginia, Inc., a wholly owned subsidiary of the Company (the “Guarantor”). In accordance with Rule 3-10 of Regulation S-X promulgated under the Securities Act of 1933, the following condensed consolidating financial statements present the financial position, results of operations and cash flows of the Company (referred to as “Parent” for the purpose of this note only) on a Parent-only basis, the Guarantor on a Guarantor-only basis, the combined non-Guarantor subsidiaries and elimination entries necessary to arrive at the information for the Parent, the Guarantor and non-Guarantor subsidiaries on a consolidated basis. Investments in subsidiaries are accounted for by the Company using the equity method for this presentation.

     The tables below present the condensed consolidating balance sheets as of March 31, 2013 and December 30, 2012, as well as the condensed consolidating statements of operations, comprehensive income and cash flows for the thirteen weeks ended March 31, 2013 and March 25, 2012 based on the guarantor structure.

CONDENSED CONSOLIDATING BALANCE SHEETS
March 31, 2013

(In thousands)

		Subsidiary	Subsidiary	Eliminations/
	Parent	Guarantor	Non-Guarantors	Adjustments	Consolidation
Cash and cash equivalents	$14,735	$—	$28,825	$—	$43,560
Restricted cash and cash equivalents	—	—	—	—	—
Investment in available-for-sale securities	—	—	—	—	—
Trade accounts and other receivables, less allowance for
doubtful accounts	329,379	2,065	58,977	—	390,421
Account receivable from JBS USA, LLC	3,814	—	—	—	3,814
Inventories	815,711	26,018	130,629	—	972,358
Income taxes receivable	58,424	—	484	(587)	58,321
Current deferred tax assets	—	3,794	506	(4,300)	—
Prepaid expenses and other current assets	33,027	120	31,289	—	64,436
Assets held for sale	9,598	—	17,234	—	26,832
Total current assets	1,264,688	31,997	267,944	(4,887)	1,559,742
Investment in available-for-sale securities	—	—	—	—	—
Intercompany receivable	(969)	59,322	—	(58,353)	—
Investment in subsidiaries	409,228	—	—	(409,228)	—
Deferred tax assets	101,099	—	447	(4,091)	97,455
Other long-lived assets	42,169	—	180,620	(180,000)	42,789
Identified intangible assets, net	26,405	—	10,426	—	36,831
Property, plant and equipment, net	1,036,063	45,735	103,608	(3,888)	1,181,518
Total assets	$2,878,683	$137,054	$563,045	$(660,447)	$2,918,335
Accounts payable	$239,216	$6,490	$44,827	$—	$290,533
Account payable to JBS USA, LLC	7,045	—	—	—	7,045
Accrued expenses and other current liabilities	246,984	25,982	11,675	—	284,641
Income taxes payable	—	—	587	(587)	—
Current deferred tax liabilities	108,200	—	615	(4,300)	104,515
Current maturities of long-term debt	15,888	—	—	—	15,888
Total current liabilities	617,333	32,472	57,704	(4,887)	702,622
Long-term debt, less current maturities	1,151,477	—	—	(25,000)	1,126,477
Intercompany payable	—	—	58,353	(58,353)	—
Deferred tax liabilities	—	3,794	297	(4,091)	—
Other long-term liabilities	111,820	—	3,233	—	115,053
Total liabilities	1,880,630	36,266	119,587	(92,331)	1,944,152
Total Pilgrim’s Pride Corporation stockholders’
equity	998,053	100,788	441,186	(568,116)	971,911
Noncontrolling interest	—	—	2,272	—	2,272
Total stockholders’ equity	998,053	100,788	443,458	(568,116)	974,183
Total liabilities and stockholders’ equity	$2,878,683	$137,054	$563,045	$(660,447)	$2,918,335

CONDENSED CONSOLIDATING BALANCE SHEETS
December 30, 2012

(In thousands)

		Subsidiary	Subsidiary	Eliminations/
	Parent	Guarantor	Non-Guarantors	Adjustments	Consolidation
Cash and cash equivalents	$27,657	$—	$40,523	$—	$68,180
Restricted cash and cash equivalents	—	—	—	—	—
Investment in available-for-sale securities	—	—	—	—	—
Trade accounts and other receivables, less
allowance for doubtful accounts	326,031	1,843	57,056	—	384,930
Account receivable from JBS USA, LLC	1,514	—	—	—	1,514
Inventories	802,282	22,813	125,201	—	950,296
Income taxes receivable	55,306	—	—	(587)	54,719
Current deferred tax assets	—	3,794	506	(4,300)	—
Prepaid expenses and other current assets	29,603	—	26,444	—	56,047
Assets held for sale	9,808	—	17,234	—	27,042
Total current assets	1,252,201	28,450	266,964	(4,887)	1,542,728
Investment in available-for-sale securities	—	—	—	—	—
Intercompany receivable	19,860	53,706	—	(73,566)	—
Investment in subsidiaries	376,226	—	—	(376,226)	—
Deferred tax assets	101,100	—	422	(4,091)	97,431
Other long-lived assets	44,936	—	180,587	(180,000)	45,523
Identified intangible assets, net	27,386	—	10,880	—	38,266
Property, plant and equipment, net	1,043,696	45,746	104,368	(3,889)	1,189,921
Total assets	$2,865,405	$127,902	$563,221	$(642,659)	$2,913,869
Accounts payable	$255,517	$4,270	$52,578	$—	$312,365
Account payable to JBS USA, LLC	13,436	—	—	—	13,436
Accrued expenses and other current liabilities	230,278	24,265	28,997	—	283,540
Income taxes payable	—	—	1,055	(587)	468
Current deferred tax liabilities	108,201	—	581	(4,300)	104,482
Current maturities of long-term debt	15,886	—	—	—	15,886
Total current liabilities	623,318	28,535	83,211	(4,887)	730,177
Long-term debt, less current maturities	1,173,870	—	—	(25,000)	1,148,870
Note payable to JBS USA Holdings, Inc.	—	—	—	—	—
Intercompany payable	—	—	73,566	(73,566)	—
Deferred tax liabilities	—	3,794	297	(4,091)	—
Other long-term liabilities	122,580	—	3,245	—	125,825
Total liabilities	1,919,768	32,329	160,319	(107,544)	2,004,872
Total Pilgrim’s Pride Corporation
stockholders’ equity	945,637	95,573	400,276	(535,115)	906,371
Noncontrolling interest	—	—	2,626	—	2,626
Total stockholders’ equity	945,637	95,573	402,902	(535,115)	908,997
Total liabilities and stockholders’ equity	$2,865,405	$127,902	$563,221	$(642,659)	$2,913,869

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Thirteen Weeks Ended March 31, 2013

(In thousands)

		Subsidiary	Subsidiary	Eliminations/
	Parent	Guarantor	Non-Guarantors	Adjustments	Consolidation
Net sales	$1,769,794	$75,660	$259,199	$(67,724)	$2,036,929
Cost of sales	1,704,798	66,934	214,487	(67,724)	1,918,495
Gross profit	64,996	8,726	44,712	—	118,434
Selling, general and administrative expense	37,484	1,008	5,500	—	43,992
Administrative restructuring charges	484	—	—	—	484
Operating income	27,028	7,718	39,212	—	73,958
Interest expense, net	24,683	—	138	—	24,821
Interest income	(3)	—	(213)	—	(216)
Foreign currency transaction losses	(10)	—	(7,614)	—	(7,624)
Miscellaneous, net	(1,715)	1,221	530	(41)	(5)
Income before income taxes	4,073	6,497	46,371	41	56,982
Income tax expense (benefit)	(5,871)	1,969	6,656	—	2,754
Income before equity in earnings of
consolidated
subsidiaries	9,944	4,528	39,715	41	54,228
Equity in earnings of consolidated subsidiaries	38,954	—	—	(38,954)	—
Net income (loss)	48,898	4,528	39,715	(38,913)	54,228
Less: Net loss attributable to noncontrolling interest	—	—	(354)	—	(354)
Net income (loss) attributable to Pilgrim’s Pride
Corporation	$48,898	$4,528	$40,069	$(38,913)	$54,582

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME
Thirteen Weeks Ended March 31, 2013

(In thousands)

		Subsidiary	Subsidiary	Eliminations/
	Parent	Guarantor	Non-Guarantors	Adjustments	Consolidation
Net income (loss)	$53,063	$733	$39,345	$(38,913)	$54,582
Other comprehensive income:
Unrealized holding gains on available-for-sale
securities, net of tax	—	—	—	—	—
Gains associated with pension and other
postretirement benefits, net of tax	10,410	—	—	—	10,410
Total other comprehensive income, net of tax	10,410	—	—	—	10,410
Comprehensive income (loss)	63,473	733	39,345	(38,913)	64,638
Less: Comprehensive loss attributable to
noncontrolling interests	—	—	(354)	—	(354)
Comprehensive income (loss) attributable to
Pilgrim’s Pride Corporation	$63,473	$733	$39,699	$(38,913)	$64,992

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
Thirteen Weeks Ended March 25, 2012

(In thousands)

		Subsidiary	Subsidiary	Eliminations/
	Parent	Guarantor	Non-Guarantors	Adjustments	Consolidation
Net sales	$1,639,563	$76,486	$233,289	$(60,565)	$1,888,773
Cost of sales	1,567,352	67,543	204,378	(60,565)	1,778,708
Gross profit	72,211	8,943	28,911	—	110,065
Selling, general and administrative expense	40,218	—	5,038	—	45,256
Administrative restructuring charges	2,880	—	5	—	2,885
Operating income	29,113	8,943	23,868	—	61,924
Interest expense, net	28,076	—	169	—	28,245
Interest income	(9)	—	(265)	—	(274)
Foreign currency transaction losses (gains)	23	—	(5,951)	—	(5,928)
Miscellaneous, net	(118)	(9)	(529)	286	(370)
Income (loss) before income taxes	1,141	8,952	30,444	(286)	40,251
Income tax expense (benefit)	(4,677)	3,379	1,951	—	653
Income (loss) before equity in earnings of
consolidated subsidiaries	5,818	5,573	28,493	(286)	39,598
Equity in earnings of consolidated subsidiaries	33,640	—	—	(33,640)	—
Net income (loss)	39,458	5,573	28,493	(33,926)	39,598
Less: Net income attributable to noncontrolling
interest	—	—	425	—	425
Net income (loss) attributable to Pilgrim’s Pride
Corporation	$39,458	$5,573	$28,068	$(33,926)	$39,173

CONDENSED CONSOLIDATING STATEMENTS OF
COMPREHENSIVE INCOME
Thirteen Weeks Ended March 25, 2012

(In thousands)

	Parent	Subsidiary Guarantor	Subsidiary Non- Guarantors	Eliminations/ Adjustments	Consolidation
Net income (loss)	$39,458	$5,573	$28,493	$(33,926)	$39,598
Other comprehensive income:
Unrealized holding gains on available-for-sale
securities, net of tax	—	—	5	—	5
Gains associated with pension and other
postretirement benefits, net of tax	415	—	—	—	415
Total other comprehensive income, net of tax	415	—	5	—	420
Comprehensive income (loss)	39,873	5,573	28,498	(33,926)	40,018
Less: Comprehensive income attributable to
noncontrolling interests	—	—	425	—	425
Comprehensive income (loss) attributable to
Pilgrim’s Pride Corporation	$39,873	$5,573	$28,073	$(33,926)	$39,593

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Thirteen Weeks Ended March 31, 2013

(In thousands)

		Subsidiary	Subsidiary	Eliminations/
	Parent	Guarantor	Non-Guarantors	Adjustments	Consolidation
Cash flows provided (used in) by operating activities	$30,076	$1,445	$(10,923)	$41	$20,639
Cash flows from investing activities:
Acquisitions of property, plant and equipment	(21,547)	(1,445)	(2,786)	—	(25,778)
Purchases of investment securities	—	—	—	—	—
Proceeds from property sales and disposals	1,054	—	606	—	1,660
Cash used in investing activities	(20,493)	(1,445)	(2,180)	—	(24,118)
Cash flows from financing activities:
Payments on note payable to JBS USA Holdings, Inc.	—	—	—	—	—
Proceeds from long-term debt	288,500	—	—	—	288,500
Payments on long-term debt	(311,005)	—	—	—	(311,005)
Proceeds from sale of common stock	—	—	—	—	—
Other financing activities	—	—	41	(41)	—
Cash provided by (used in) financing activities	(22,505)	—	41	(41)	(22,505)
Effect of exchange rate changes on cash and cash equivalents	—	—	1,364	—	1,364
Increase (decrease) in cash and cash equivalents	(12,922)	—	(11,698)	—	(24,620)
Cash and cash equivalents, beginning of period	27,657	—	40,523	—	68,180
Cash and cash equivalents, end of period	$14,735	$—	$28,825	$—	$43,560

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
Thirteen Weeks Ended March 25, 2012

(In thousands)

		Subsidiary	Subsidiary	Eliminations/
	Parent	Guarantor	Non-Guarantors	Adjustments	Consolidation
Cash flows provided (used in) by operating activities	$31,926	$291	$(2,980)	$145	$29,382
Cash flows from investing activities:
Acquisitions of property, plant and equipment	(13,758)	(321)	(2,591)	—	(16,670)
Purchases of investment securities	—	—	(88)	—	(88)
Proceeds from property sales and disposals	2,451	—	615	—	3,066
Cash used in investing activities	(11,307)	(321)	(2,064)	—	(13,692)
Cash flows from financing activities:
Payments on note payable to JBS USA Holdings, Inc.	(50,000)	—	—	—	(50,000)
Proceeds from long-term debt	183,200	—	—	—	183,200
Payments on long-term debt	(341,802)	—	—	—	(341,802)
Proceeds from sale of common stock	198,379	—	—	—	198,379
Other financing activities	—	—	145	(145)	—
Cash provided by (used in) financing activities	(10,223)	—	145	(145)	(10,223)
Effect of exchange rate changes on cash and cash equivalents	—	—	494	—	494
Increase (decrease) in cash and cash equivalents	10,396	(30)	(4,405)	—	5,961
Cash and cash equivalents, beginning of period	13,733	30	27,846	—	41,609
Cash and cash equivalents, end of period	$24,129	$—	$23,441	$—	$47,570

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Description of the Company

     Pilgrim’s Pride Corporation (referred to herein as “Pilgrim’s,” “PPC,” “the Company,” “we,” “us,” “our,” or similar terms) is the second-largest chicken producer in the world, with operations in the United States (“U.S.”), Mexico and Puerto Rico. Pilgrim’s products are sold to foodservice, retail and frozen entrée customers. The Company’s primary distribution is through retailers, foodservice distributors and restaurants throughout the United States and Puerto Rico and in the northern and central regions of Mexico. Additionally, the Company exports chicken products to approximately 100 countries. Pilgrim’s fresh chicken products consist of refrigerated (nonfrozen) whole chickens, whole cut-up chickens and selected chicken parts that are either marinated or non-marinated. The Company’s prepared chicken products include fully cooked, ready-to-cook and individually frozen chicken parts, strips, nuggets and patties, some of which are either breaded or non-breaded and either marinated or non-marinated. As a vertically integrated company, we control every phase of the production of our products. We operate feed mills, hatcheries, processing plants and distribution centers in 12 U.S. states, Puerto Rico and Mexico. Pilgrim’s has approximately 37,500 employees and has the capacity to process more than 36 million birds per week for a total of more than 9.5 billion pounds of live chicken annually. Approximately 3,900 contract growers supply poultry for the Company’s operations. As of March 31, 2013, JBS USA Holdings, Inc. (“JBS USA”), a wholly owned indirect subsidiary of Brazil-based JBS S.A., owned 75.5% of the Company’s outstanding common stock.

     Pilgrim’s operates on a 52/53-week fiscal year that ends on the Sunday falling on or before December 31. The reader should assume any reference we make to a particular year (for example, 2013) in this report applies to our fiscal year and not the calendar year.

Executive Summary

     We reported net income attributable to Pilgrim’s Pride Corporation of $54.6 million, or $0.21 per diluted common share, for the thirteen weeks ended March 31, 2013 compared to net income attributable to Pilgrim’s Pride Corporation of $39.2 million, or $0.18 per diluted common share, for the thirteen weeks ended March 25, 2012. These operating results included gross profit of $118.4 million and $110.1 million, respectively. For the thirteen weeks ended March 31, 2013 and March 25, 2012, we recognized administrative restructuring charges of $0.5 million and $2.9 million, respectively.

     During the thirteen weeks ended March 31, 2013 and March 25, 2012, $20.6 million and $29.4 million of cash was provided by operations, respectively. At March 31, 2013, we had cash and cash equivalents totaling $43.6 million.

     Market prices for corn and soybean meal decreased during the thirteen weeks ended March 31, 2013 from highs of $7.41 per bushel and $438.50 per ton. Market prices for feed ingredients remain volatile. Consequently, there can be no assurance that our feed ingredient prices will not increase materially and that such increases would not negatively impact our financial position, results of operations and cash flow. The following table compares the highest and lowest prices reached on nearby futures for one bushel of corn and one ton of soybean meal during the current year and previous three years:

	Corn		Soybean Meal
	Highest Price	Lowest Price	Highest Price	Lowest Price
2013:
First Quarter	$7.41	$6.80	$438.50	$398.20
2012:
Fourth Quarter	8.46	6.88	518.00	393.00
Third Quarter	8.49	5.70	541.80	407.50
Second Quarter	6.77	5.51	437.50	374.30
First Quarter	6.79	5.93	374.50	299.00
2011	7.99	5.72	391.00	273.50
2010	6.15	3.25	364.90	249.60

     We purchase derivative financial instruments, specifically exchange-traded futures and options, in an attempt to mitigate price risk related to our anticipated consumption of commodity inputs such as corn, soybean meal, sorghum and natural gas. The Company’s Mexico operations will sometimes purchase foreign currency derivative financial instruments to mitigate foreign currency transaction exposure on U.S. dollar-denominated purchases. We do not designate derivative financial instruments that we purchase to mitigate commodity purchase or foreign currency transaction exposures as cash flow hedges; therefore, we recognize changes in the fair value of these derivative financial instruments immediately in earnings. During the thirteen weeks ended March 31, 2013 and March 25, 2012, we recognized gains of $4.9 million and losses of $4.6 million, respectively, related to changes in the fair values of our derivative financial instruments.

     Market prices for chicken products are currently at levels sufficient to offset the high cost of feed ingredients. There can be no assurance that chicken prices will not decrease due to such factors as competition from other proteins and substitutions by consumers of non-protein foods because of uncertainty surrounding the general economy and unemployment.

     From time to time, we incur costs to implement exit or disposal efforts for specific operations. These exit or disposal plans focus on various aspects of operations, including closing and consolidating certain processing facilities, rationalizing headcount and aligning operations in the most strategic and cost-efficient structure. During the thirteen weeks ended March 31, 2013, we recognized total costs of $0.5 million, which consisted solely of live operations rationalization costs. During the thirteen weeks ended March 25, 2012, we recognized total costs of $3.0 million, which included asset impairment costs of $1.3 million, employee-related costs of $0.1 million and live operations rationalization costs of $1.6 million, related to exit or disposal efforts. We expect to incur additional costs related to ongoing exit or disposal efforts totaling approximately $2.5 million.

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

     In January 2012, Pilgrim’s commenced a stock rights offering (the “Rights Offering”) for stockholders of record as of January 17, 2012 (the “Record Date”). The basic subscription privilege gave stockholders the option to purchase 0.2072 shares of Pilgrim’s common stock, rounded up to the next largest whole number, at a subscription price of $4.50 per share for each share of Pilgrim’s common stock they owned as of the Record Date. The multiplier was determined by dividing the 44,444,444 shares being offered in the Rights Offering by the total number of shares owned by all stockholders on the Record Date. Those stockholders that exercised their basic subscription privilege in full also received an over-subscription privilege that afforded them the opportunity to purchase additional shares at the subscription price of $4.50 per share from a pool of the shares left over had all stockholders not elected to exercise their basic subscription privileges in full. JBS USA committed to participate in the Rights Offering and exercise its basic and over-subscription privileges in full. The last day a stockholder could exercise either their basic subscription rights or their over-subscription rights was February 29, 2012. On March 7, 2012, the Company issued 44,444,444 shares of common stock to stockholders that exercised their basic subscription privileges and over-subscription privileges under the Rights Offering. Gross proceeds received under the Rights Offering totaled $200.0 million. The Company incurred costs directly attributable to the Rights Offering of $1.7 million that it deferred and charged against the proceeds of the Rights Offering in Additional Paid-in Capital on the Condensed Consolidated Balance Sheet. The Company used the net proceeds of $198.3 million for additional working capital to improve its capital position and for general corporate purposes. Pilgrim’s also used a portion of the net proceeds to repay the outstanding principal amount of $50.0 million, plus accrued interest, of its subordinated debt owed to JBS USA and to repay indebtedness under the U.S. Credit Facility (as defined below).

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

Business Segment and Geographic Reporting

     We operate in one reportable business segment, as a producer and seller of chicken products we either produce or purchase for resale in the U.S., Puerto Rico and Mexico. We conduct separate operations in the U.S., Puerto Rico and Mexico; however, for geographic reporting purposes, we include Puerto Rico within our U.S. operations. Corporate expenses are allocated to Mexico based upon various apportionment methods for specific expenditures incurred related thereto with the remaining amounts allocated to the U.S.

Results of Operations

Thirteen Weeks Ended March 31, 2013 Compared to Thirteen Weeks Ended March 25, 2012

     Net sales. Net sales generated in the thirteen weeks ended March 31, 2013 increased $148.2 million, or 7.8%, from net sales generated in the thirteen weeks ended March 25, 2012. The following table provides net sales information:

		Change from
	Thirteen	Thirteen Weeks Ended
	Weeks Ended	March 25, 2012
Sources of net sales	March 31, 2013	Amount	Percent
	(In thousands, except percent data)
United States	$1,808,486	$123,882	7.4%	(a)
Mexico	228,443	24,274	11.9%	(b)
Total net sales	$2,036,929	$148,156	7.8%

(a)	U.S. net sales generated in the thirteen weeks ended March 31, 2013 increased $123.9 million, or 7.4%, from U.S. net sales generated in the thirteen weeks ended March 25, 2012 primarily because of increased net revenue per pound sold. Increased net revenue per pound sold, which resulted primarily from higher market prices, contributed $142.3 million, or 8.3 percentage points, to the revenue increase. A decrease in volume partially offset the increase in net revenue per pound sold by $18.0 million, or 1.1 percentage points, to the revenue increase. Included in U.S. net sales generated during the thirteen weeks ended March 31, 2013 and March 25, 2012 were net sales to JBS USA, LLC totaling $16.1 million and $58.1 million, respectively.
(b)	Mexico net sales generated in the thirteen weeks ended March 31, 2013 increased $24.3 million, or 11.9%, from Mexico net sales generated in the thirteen weeks ended March 25, 2012. An increase in sales price primarily due to increased net revenue per pound sold and the movement in the exchange rate between the Mexican peso and the U.S. dollar, contributed $32.2 million, or 15.8 percentage points. A decrease in unit sales volume, which resulted primarily from decreased bird weights, partially offset the revenue increase by $7.9 million or 3.9 percentage points. Other factors affecting the increase in Mexico net sales were immaterial.

     Gross profit. Gross profit increased by $8.4 million, or 7.6%, from a profit of $110.1 million generated in the thirteen weeks ended March 25, 2012 to a profit of $118.4 million generated in the thirteen weeks ended March 31, 2013. The following tables provide information regarding gross profit and cost of sales information:

		Change from		Percent of Net Sales
	Thirteen	Thirteen Weeks Ended		Thirteen Weeks Ended
	Weeks Ended	March 25, 2012
Components of gross profit	March 31, 2013	Amount	Percent	March 31, 2013	March 25, 2012
	In thousands, except percent data
Net sales	$2,036,929	$148,156	7.8%	100.0%	100.0%
Cost of sales	1,918,495	139,787	7.9%	94.2%	94.2%	(a)(b)
Gross profit	$118,434	$8,369	7.6%	5.8%	5.8%

		Change from
	Thirteen	Thirteen Weeks Ended
	Weeks Ended	March 25, 2012
Sources of gross profit	March 31, 2013	Amount	Percent
	(In thousands, except percent data)
United States	$78,650	$(5,685)	(6.7)%	(a)
Mexico	39,784	14,054	54.6%	(b)
Total gross profit	$118,434	$8,369	7.6%

		Change from
	Thirteen	Thirteen Weeks Ended
	Weeks Ended	March 25, 2012
Sources of cost of sales	March 31, 2013	Amount	Percent
	(In thousands, except percent data)
United States	$1,729,836	$129,567	8.1%	(a)
Mexico	188,659	10,220	5.7%	(b)
Total cost of sales	$1,918,495	$139,787	7.9%

(a)	Cost of sales incurred by the U.S. operations during the thirteen weeks ended March 31, 2013 increased $129.6 million, or 8.1%, from cost of sales incurred by the U.S. operations during the thirteen weeks ended March 25, 2012. Live production costs, which increased primarily because of higher feed ingredient costs, contributed $131.2 million, or 8.2 percentage points, to the increase in cost of sales. The increase in cost of sales was partially offset by the increase in gains related to derivatives of $9.5 million or 0.6 percentage points. Other factors affecting cost of sales were immaterial.
(b)	Cost of sales incurred by the Mexico operations during the thirteen weeks ended March 31, 2013 increased $10.2 million, or 5.7%, from cost of sales incurred by the Mexico operations during the thirteen weeks ended March 25, 2012. Higher overhead costs and unfavorable foreign currency translation contributed $17.2 million, or 9.6 percentage points to the increase in cost of sales. Decreased sales volume partially offset the increase in cost of sales by $6.9 million or 3.9 percentage points.

     Operating income. Operating income increased by $12.0 million, or 19.4%, from income of $61.9 million generated in the thirteen weeks ended March 25, 2012 to income of $74.0 million generated in the thirteen weeks ended March 31, 2013. The following tables provide information regarding operating income, SG&A expense and administrative restructuring charges:

		Change from
	Thirteen	Thirteen Weeks Ended		Percent of Net Sales
	Weeks Ended	March 25, 2012		Thirteen Weeks Ended
Components of operating income	March 31, 2013	Amount	Percent	March 31, 2013	March 25, 2012
	(In thousands, except percent data)
Gross profit	$118,434	$8,369	7.6%	5.8%	5.8%
SG&A expense	43,992	(1,264)	(2.8)%	2.2%	2.4%	(a)(b)
Administrative restructuring charges	484	(2,401)	(83.2)%	—%	0.2%	(c)
Operating income	$73,958	$12,034	19.4%	3.6%	3.2%

		Change from
	Thirteen	Thirteen Weeks Ended
	Weeks Ended	March 25, 2012
Sources of operating income	March 31, 2013	Amount	Percent
	(In thousands, except percent data)
United States	$38,664	$(1,483)	(3.7)%
Mexico	35,294	13,517	62.1%
Total operating income	$73,958	$12,034	19.4%

		Change from
	Thirteen	Thirteen Weeks Ended
	Weeks Ended	March 25, 2012
Sources of SG&A expense	March 31, 2013	Amount	Percent
	(In thousands, except percent data)
United States	$39,502	$(1,801)	(4.4)%	(a)
Mexico	4,490	537	13.6%	(b)
Total SG&A expense	$43,992	$(1,264)	(2.8)%

		Change from
	Thirteen	Thirteen Weeks Ended
	Weeks Ended	March 25, 2012
Sources of administrative restructuring charges	March 31, 2013	Amount	Percent
	(In thousands, except percent data)
United States	$484	$(2,401)	(83.2)%	(c)
Mexico	—	—	NA
Total administrative restructuring charges	$484	$(2,401)	(83.2)%

(a)	SG&A expense incurred by the U.S. operations during the thirteen weeks ended March 31, 2013 decreased $1.8 million, or 4.4%, from SG&A expense incurred by the U.S. operations during the thirteen weeks ended March 25, 2012 primarily because of (i) a $0.8 million decrease from the same period in the prior year in rent and depreciation expenses, (ii) a $0.7 million decrease from the same period in the prior year in sales brokerage expenses, (iii) a $0.5 million decrease from the same period in the prior year in shared service department operating expenses and (iv) a $0.5 million decrease from the same period in the prior year in legal fees. The decreases were partially offset by a $0.7 million increase from the same period in the prior year in payroll, benefits and other employee-related expenses. Other factors affecting SG&A expense were immaterial.
(b)	SG&A expense incurred by the Mexico operations during the thirteen weeks ended March 31, 2013 increased $0.5 million, or 13.6%, from SG&A expense incurred by the Mexico operations during the thirteen weeks ended March 25, 2012 primarily because of a $0.2 million increase in storage costs and a $0.1 million increase in telecommunication-related expenses. Other factors affecting SG&A expense were immaterial.
(c)	Administrative restructuring charges incurred during the thirteen weeks ended March 31, 2013 decreased $2.4 million from administrative restructuring charges incurred during the thirteen weeks ended March 25, 2012. During the thirteen weeks ended March 31, 2013, we incurred administrative restructuring charges related to live operations rationalization totaling $0.5 million. During the thirteen weeks ended March 25, 2012, we incurred administrative restructuring charges composed of (i) noncash impairment charges of $1.3 million, (ii) live operations rationalization costs of $1.5 million and (iii) employee-related costs of $0.1 million.

     Net interest expense. Net interest expense decreased 12.0% to $24.6 million recognized in the thirteen weeks ended March 31, 2013 from $28.0 million recognized in the thirteen weeks ended March 25, 2012. This resulted primarily from a $4.4 million decrease on long term debt interest expense due to lower average borrowings. This decrease was partially offset by a higher weighted average interest rate compared to the same period in the prior year. Average borrowings decreased from $1.41 billion in the thirteen weeks ended March 25, 2012 to $1.15 billion in the thirteen weeks ended March 31, 2013. The weighted average interest rate recognized increased from 6.72% in the thirteen weeks ended March 25, 2012 to 7.13% in the thirteen weeks ended March 31, 2013.

     Income taxes. The Company recognized income tax expense of $2.8 million for the thirteen weeks ended March 31, 2013 compared to income tax expense of $0.7 million for the thirteen weeks ended March 25, 2012. The income tax expense reported for the thirteen weeks ended March 31, 2013 was primarily the result of the tax expense recorded on the Company’s year-to-date income, offset by a decrease in valuation allowance as a result of year-to-date earnings. The income tax expense reported for the thirteen weeks ended March 25, 2012 was primarily the result of the tax expense recorded on the Company’s year-to-date income and an increase in reserves for unrecognized tax benefits, offset by a decrease in valuation allowance as a result of earnings in the current period.

Liquidity and Capital Resources

     The following table presents our available sources of liquidity as of March 31, 2013:

	Facility	Amount	Amount
Source of Liquidity	Amount	Outstanding	Available
	(In millions)
Cash and cash equivalents			$43.6
Borrowing arrangements:
U.S. Credit Facility	$700.0	$85.0	577.7	(a)
Mexico Credit Facility	45.2	—	45.2	(b)

(a)	Actual borrowings by the Company under the U.S. Credit Facility are subject to a borrowing base, which is a formula based on certain eligible inventory and eligible receivables. The borrowing base in effect at March 31, 2013 was $687.3 million. Availability under the U.S. Credit Facility is also reduced by the Company’s outstanding standby letters of credit. Standby letters of credit outstanding at March 31, 2013 totaled $24.6 million.
(b)	Under the Mexico Credit Facility (as defined below), if (i) any default or event of default has occurred and is continuing or (ii) the quotient of the borrowing base divided by the outstanding loans and letters of credit (the “Collateral Coverage Ratio”) under the Mexico Credit Facility is less than 1.25 to 1.00, the loans and letters of credit under the Mexico Credit Facility will be subject to, and cannot exceed, a borrowing base. The borrowing base is a formula based on accounts receivable, inventory, prepaid assets, net cash under the control of the administrative agent and up to 150.0 million Mexican pesos of fixed assets of the loan parties. The borrowing base formula will be reduced by trade payables of the loan parties. If the Collateral Coverage Ratio falls below 1.25 to 1.00, the borrowing base requirement would terminate upon the earlier of (i) the Collateral Coverage Ratio exceeding 1.25 to 1.00 as of the latest measurement period for 60 consecutive days or (ii) the borrowing availability under the Mexico Credit Facility being equal to or greater than the greater of 20% of the revolving commitments under the Mexico Credit Facility and 100.0 million Mexican pesos for a period of 60 consecutive days.

Senior and Subordinated Notes

     At March 31, 2013, the Company had an aggregate principal balance of $500.0 million of 7 ⅞% Senior Notes due 2018 (the “2018 Notes”) outstanding that are registered under the Securities Act of 1933. The 2018 Notes are unsecured obligations of the Company and are guaranteed by one of the Company’s subsidiaries. Interest is payable on December 15 and June 15 of each year, commencing on June 15, 2011. The indenture governing the 2018 Notes contains various covenants that may adversely affect our ability, among other things, to incur additional indebtedness, incur liens, pay dividends or make certain restricted payments, consummate certain asset sales, enter into certain transactions with JBS USA and our other affiliates, merge, consolidate and/or sell or dispose of all or substantially all of our assets. Additionally, the Company had an aggregate principal balance of $3.9 million of 7 ⅝% senior unsecured notes, 8 ⅜% senior subordinated unsecured notes and 9 ¼% senior unsecured notes outstanding at March 31, 2013.

     On June 23, 2011, the Company entered into a Subordinated Loan Agreement with JBS USA (the “Subordinated Loan Agreement”), which provided an aggregate commitment of $100.0 million. On June 23, 2011, JBS USA made a term loan to the Company in the principal amount of $50.0 million. Pursuant to the terms of the Subordinated Loan Agreement, the Company has agreed to reimburse JBS USA up to $56.5 million for potential draws upon letters of credit issued for JBS USA’s account that support certain obligations of the Company or its subsidiaries. On December 16, 2011, the Company and JBS USA executed an amendment to the Subordinated Loan Agreement that, among other things, provided that if the Company consummated a stock rights offering (the “Rights Offering”) that allowed stockholders of record as of January 17, 2012 to purchase an aggregate 44,444,444 shares of the Company’s common stock on or before March 24, 2012, the loan commitment under the Subordinated Loan Agreement would be terminated. The Company consummated the Rights Offering on February 29, 2012. Further, under the U.S. Credit Facility (as defined below), following the consummation of the Rights Offering, (i) the Company, at its option, was permitted to prepay the outstanding $50.0 million term loan under the Subordinated Loan Agreement and (ii) the existing commitment of JBS USA to make an additional $50.0 million term loan to the Company under the Subordinated Loan Agreement would be terminated. On March 7, 2012, the Company repaid the outstanding $50.0 million term loan under the Subordinated Loan Agreement, plus accrued interest, with proceeds received from the Rights Offering and the remaining commitment to make loans under the Subordinated Loan Agreement was terminated.

     JBS USA agreed to arrange for letters of credit to be issued on its account in the amount of $56.5 million to an insurance company serving the Company in order to allow that insurance company to return cash it held as collateral against potential workers compensation, auto and general liability claims. In return for providing this letter of credit, the Company reimburses JBS USA for the letter of credit costs the Company would otherwise incur under its U.S. Credit Facility (as defined below). In the thirteen weeks ended March 31, 2013, the Company reimbursed JBS USA $0.6 million for letter of credit costs incurred from December 2012 through February 2013. As of March 31, 2013, the Company has accrued an obligation of $0.2 million to reimburse JBS USA for letter of credit costs incurred on its behalf.

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

     Subsequent to the end of each fiscal year, a portion of our cash flow must be used to repay outstanding principal amounts under the Term B loans. With respect to 2012, the Company was required to pay approximately $141.2 million of its cash flow toward the outstanding principal under the Term B loans, which the Company paid on April 29, 2013. The excess cash flow payments have been and will continue to be applied to installments of the Term B loans ratably in accordance with the then outstanding amounts thereof. The U.S. Credit Facility also requires us to use the proceeds we receive from certain asset sales and specified debt or equity issuances and upon the occurrence of other events to repay outstanding borrowings under the U.S. Credit Facility. The cash proceeds received by the Company from the Rights Offering were not subject to this requirement. On March 31, 2013, a principal amount of $555.2 million under the Term B loans commitment was outstanding.

     Actual borrowings by the Company under the revolving credit commitment component of the U.S. Credit Facility are subject to a borrowing base, which is a formula based on certain eligible inventory, eligible receivables and restricted cash under the control of CoBank ACB. As of March 31, 2013, the applicable borrowing base was $687.3 million, the amount available for borrowing under the revolving loan commitment was $577.7 million and outstanding borrowings and letters of credit under the revolving loan commitment were $85.0 million and $24.6 million, respectively.

     The U.S. Credit Facility contains financial covenants and various other covenants that may adversely affect our ability to, among other things, incur additional indebtedness, incur liens, pay dividends or make certain restricted payments, consummate certain assets sales, enter into certain transactions with JBS USA and our other affiliates, merge, consolidate and/or sell or dispose of all or substantially all of our assets. On June 23, 2011 and December 16, 2011, the Company entered into amendments to the U.S. Credit Facility, which, among other things, (i) temporarily suspended the requirement for the Company to comply with the fixed charge coverage ratio and senior secured leverage ratio financial covenants until the quarter ended December 30, 2012, (ii) modified the fixed charge coverage ratio financial covenant so that when the requirement to comply with this covenant resumed in the quarter ended December 30, 2012, the Company could calculate the fixed charge coverage ratio based upon a specified number of fiscal quarters selected by the Company, (iii) reduced the minimum allowable consolidated tangible net worth to the sum of $450 million plus 50% of the cumulative net income (excluding any losses) of the Company from December 16, 2011 through such date of calculation and (iv) increased the maximum allowable senior secured leverage ratio, determined for any period of four consecutive fiscal quarters ending on the last day of each fiscal quarter, to be no greater than 4.0 to 1.0 for periods calculated from September 24, 2012 and thereafter. The Company is currently in compliance with these financial covenants.

     The U.S. Credit Facility provides that the Company may not incur capital expenditures in excess of $350.0 million in either 2013 or 2014. The U.S. Credit Facility contains various other covenants that may adversely affect our ability to, among other things, incur additional indebtedness, incur liens, pay dividends or make certain restricted payments, consummate certain assets sales, enter into certain transactions with JBS USA and our other affiliates, merge, consolidate and/or sell or dispose of all or substantially all of our assets.

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

Mexico Credit Facility

     On October 19, 2011, Avícola Pilgrim’s Pride de México, S.A. de C.V. , Pilgrim’s Pride S. de R.L. de C.V. and certain Mexican subsidiaries entered into an amended and restated credit agreement (the “Mexico Credit Facility”) with ING Bank (México), S.A. Institución de Banca Múltiple, ING Grupo Financiero, as lender and ING Capital LLC, as administrative agent. The Mexico Credit Facility has a final maturity date of September 25, 2014. The Mexico Credit Facility is secured by substantially all of the assets of the Company’s Mexico subsidiaries. As of March 31, 2013, the U.S. dollar-equivalent of the loan commitment under the Mexico Credit Facility was $45.2 million. There were no outstanding borrowings under the Mexico Credit Facility at March 31, 2013.

Off-Balance Sheet Arrangements

     We maintain operating leases for various types of equipment, some of which contain residual value guarantees for the market value of assets at the end of the term of the lease. The terms of the lease maturities range from one to ten years. We estimate the maximum potential amount of the residual value guarantees is approximately $5.7 million; however, the actual amount would be offset by any recoverable amount based on the fair market value of the underlying leased assets. No liability has been recorded related to this contingency as the likelihood of payments under these guarantees is not considered to be probable, and the fair value of the guarantees is immaterial. We historically have not experienced significant payments under similar residual guarantees.

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

Historical Flow of Funds

     Cash provided by operating activities was $20.6 million and $29.4 million for the thirteen weeks ended March 31, 2013 and March 25, 2012, respectively. The decrease in cash flows provided by operating activities was primarily as a result of working capital changes for the thirteen weeks ended March 31, 2013 as compared to the thirteen weeks ended March 25, 2012.

     Our working capital position, which we define as current assets less current liabilities, increased $44.6 million to $857.1 million and a current ratio of 2.22 at March 31, 2013 compared to $812.6 million and a current ratio of 2.11 at December 30, 2012. The increase in working capital was primarily the result of the generation of cash from operations.

     Trade accounts and other receivables increased $7.8 million, or 2.0%, to $394.2 million at March 31, 2013 from $386.4 million at December 30, 2012. The change in trade accounts and other receivables resulted primarily from increased sales price per pound in Mexico and the impact that a stronger Mexican peso-to-U.S. dollar exchange rate had on peso-denominated receivables.

     Inventories increased $22.1 million, or 2.3%, to $972.4 million at March 31, 2013 from $950.3 million at December 30, 2012. The change in inventories was primarily due to increases in live chicken and feed ingredients costs.

     Prepaid expenses and other current assets increased $8.4 million, or 15.0%, to $64.4 million at March 31, 2013 from $56.0 million at December 30, 2012. This change resulted primarily from a $3.1 million increase in tax receivables and an increase of $3.3 million in outstanding derivatives.

     Accounts payable, including accounts payable to JBS USA, decreased $28.2 million, or 8.7%, to $297.6 million at March 31, 2013 from $325.8 million at December 30, 2012. This change resulted primarily from the decrease of days payable outstanding in the U.S. at March 31, 2013 when compared to December 30, 2012, a decrease in Mexico of $5.8 million related primarily to the timing of disbursements at December 30, 2012 and the decrease in the payable to JBS USA from $13.4 million to $7.0 million at December 30, 2012 and March 31, 2013, respectively.

     Accrued expenses and other current liabilities increased $1.1 million, or 0.4%, to $284.6 million at March 31, 2013 from $283.5 million at December 30, 2012. This change in accrued expenses and other current liabilities was immaterial when compared to December 30, 2012.

     Cash used in investing activities was $24.1 million and $13.7 million for the thirteen weeks ended March 31, 2013 and March 25, 2012, respectively. Capital expenditures totaled $25.8 million and $16.7 million in the thirteen weeks ended March 31, 2013 and March 25, 2012, respectively. Capital expenditures increased by $9.1 million primarily because of the number of projects that were active at March 31, 2013 when compared to March 25, 2012. Capital expenditures for 2013 cannot exceed $350.0 million under the terms of the U.S. Credit Facility. Cash proceeds from property disposals in the thirteen weeks ended March 31, 2013 and March 25, 2012 were $1.7 million and $3.1 million, respectively.

     Cash used in financing activities was $22.5 million in the thirteen weeks ended March 31, 2013. Cash used in financing activities was $10.2 million in the thirteen weeks ended March 25, 2012. Cash used in the thirteen weeks ended March 25, 2012 included $50.0 million to repay notes payable to JBS USA. Cash proceeds in the thirteen weeks ended March 31, 2013 and March 25, 2012 from our revolving line of credit and long-term borrowings was $288.5 million and $183.2 million, respectively. Cash was used to repay our revolving line of credit, long-term borrowings and capital lease obligations totaling $311.0 million and $341.8 million for the thirteen weeks ended March 31, 2013 and March 25, 2012, respectively. Cash proceeds in the thirteen weeks ended March 25, 2012 from the sale of common stock in the Rights Offering was $198.4 million.

     Contractual obligations at March 31, 2013 were as follows:

	Payments Due by Period
		Less than	One to	Three to	Greater than
Contractual Obligations(d)	Total	One Year	Three Years	Five Years	Five Years
	(In thousands)
Long-term debt(a)	$1,144,112	$15,762	$624,833	$503,517	$—
Interest(b)	330,701	88,692	161,629	80,266	114
Capital leases	1,094	194	492	244	164
Operating leases	11,096	5,075	6,021	—	—
Derivative liabilities	2,778	2,778	—	—	—
Purchase obligations(c)	118,724	118,028	696	—	—
Total	$1,608,505	$230,529	$793,671	$584,027	$278

(a)	Long-term debt is presented before the unaccreted discount of $2.6 million and excludes $24.6 million in letters of credit outstanding related to normal business transactions. In April 2013, the Company paid approximately $141.2 million of its 2012 excess cash flow toward the outstanding principal under the Term B loans, which is not reflected in the table above. After giving effect to this prepayment and other prepayments of the Term B loans, the Company will no longer be required to make quarterly installment payments for our Term B loans. The Term B loans must be repaid in full at maturity due on December 28, 2014.
(b)	Interest expense in the table above assumes the continuation of interest rates and outstanding borrowings under our credit facilities as of March 31, 2013.
(c)	Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum, or variable price provisions; and the approximate timing of the transaction.
(d)	The total amount of PPC’s unrecognized tax benefits at March 31, 2013 was $16.7 million. We did not include this amount in the contractual obligations table above as reasonable estimates cannot be made at this time of the amounts or timing of future cash outflows.

Recently Adopted Accounting Pronouncements

     The Company adopted Accounting Standards Update (“ASU”) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, on December 31, 2012. The objective of this ASU is to improve reporting by requiring entities to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in the statement of income. The amendments in this ASU are required to be applied prospectively. The adoption of this ASU did not have a significant impact on the Company’s financial position, operating results or cash flows.

Critical Accounting Policies

     During the thirteen weeks ended March 31, 2013, (i) we did not change any of our existing critical accounting policies, (ii) no existing accounting policies became critical accounting policies because of an increase in the materiality of associated transactions or changes in the circumstances to which associated judgments and estimates relate and (iii) there were no significant changes in the manner in which critical accounting policies were applied or in which related judgments and estimates were developed.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Market Risk-Sensitive Instruments and Positions

     The risk inherent in our market risk-sensitive instruments and positions is primarily the potential loss arising from adverse changes in commodity prices, foreign currency exchange rates, interest rates and the credit quality of investments as discussed below. The sensitivity analyses presented do not consider the effects that such adverse changes may have on overall economic activity, nor do they consider additional actions our management may take to mitigate our exposure to such changes. Actual results may differ.

Commodity Prices

     We purchase certain commodities, primarily corn, soybean meal and sorghum, for use as ingredients in the feed we either sell commercially or consume in our live operations. As a result, our earnings are affected by changes in the price and availability of such feed ingredients. In the past, we have from time to time attempted to minimize our exposure to the changing price and availability of such feed ingredients using various techniques, including, but not limited to, executing purchase agreements with suppliers for future physical delivery of feed ingredients at established prices and purchasing or selling derivative financial instruments such as futures and options.

     Market risk is estimated as a hypothetical 10.0% change in the weighted-average cost of our primary feed ingredients as of March 31, 2013. However, fluctuations greater than 10.0% could occur. Based on our feed consumption during the thirteen weeks ended March 31, 2013, such a change would have resulted in a change to cost of sales of $91.3 million, excluding the impact of any feed ingredients derivative financial instruments in that period. A 10.0% change in ending feed ingredient inventories at March 31, 2013 would be $18.3 million, excluding any potential impact on the production costs of our chicken inventories.

     The Company purchases commodity derivative financial instruments, specifically exchange-traded futures and options, in an attempt to mitigate price risk related to its anticipated consumption of commodity inputs for the next 12 months. A 10.0% change in corn, soybean meal, sorghum and natural gas prices on March 31, 2013 would have resulted in a change of approximately $80,000 in the fair value of our net commodity derivative asset position, including margin cash, as of that date.

Interest Rates

     Our earnings are also affected by changes in interest rates due to the impact those changes have on our variable-rate debt instruments. We had variable-rate debt instruments representing approximately 31.6% of our total debt at March 31, 2013. Holding other variables constant, including levels of indebtedness, an increase in interest rates of 25 basis points would have increased our interest expense by $0.2 million for the thirteen weeks ended March 31, 2013. These amounts are determined by considering the impact of the hypothetical interest rates on our variable-rate debt at March 31, 2013.

     Market risk for fixed-rate debt is estimated as the potential increase in fair value resulting from a hypothetical decrease in interest rates of 10%. Using a discounted cash flow analysis, a hypothetical 10% decrease in interest rates would have increased the fair value of our fixed rate debt by approximately $6.2 million as of March 31, 2013.

Foreign Currency

     Our earnings are also affected by foreign currency exchange rate fluctuations related to the Mexican peso net monetary position of our Mexican subsidiaries. We manage this exposure primarily by attempting to minimize our Mexican peso net monetary position. We are also exposed to the effect of potential currency exchange rate fluctuations to the extent that amounts are repatriated from Mexico to the U.S. As of March 31, 2013, we anticipate that the cash flows of our Mexico subsidiaries will be reinvested in our Mexico operations. In addition, the Mexican peso exchange rate can directly and indirectly impact our financial condition and results of operations in several ways, including potential economic recession in Mexico because of devaluation of their currency. The impact on our financial position and results of operations resulting from a hypothetical change in the exchange rate between the U.S. dollar and the Mexican peso cannot be reasonably estimated. Foreign currency exchange gains (losses), representing the change in the U.S. dollar value of the net monetary assets of our Mexican subsidiaries denominated in Mexican pesos, was a gain of $7.6 million and a gain of $5.9 million in the thirteen weeks ended March 31, 2013 and March 25, 2012, respectively. The average exchange rates for the thirteen weeks ended March 31, 2013 and March 25, 2012 were 12.63 Mexican pesos to one U.S. dollar and 13.06 Mexican pesos to one U.S. dollar, respectively. No assurance can be given as to how future movements in the Mexican peso could affect our future financial condition or results of operations.

     The Company’s Mexico operations sometimes purchase foreign currency derivative financial instruments, specifically exchange-traded forward contracts, in an attempt to mitigate foreign currency transaction exposure on U.S. dollar-denominated purchases. A 10.0% change in the exchange rate between the Mexican peso and the U.S. dollar on March 31, 2013 would have had an immaterial effect on the fair value of our foreign currency derivative liability position as of that date.

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

Forward Looking Statements

     Certain written and oral statements made by our Company and subsidiaries of our Company may constitute “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995. This includes statements made herein, in our other filings with the SEC, in press releases, and in certain other oral and written presentations. Statements of our intentions, beliefs, expectations or predictions for the future, denoted by the words “anticipate,” “believe,” “estimate,” “expect,” “project,” “plan,” “imply,” “intend,” “should,” “foresee” and similar expressions, are forward-looking statements that reflect our current views about future events and are subject to risks, uncertainties and assumptions. Such risks, uncertainties and assumptions include the following:

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

  Certain of our reorganization and exit or disposal activities, including selling assets, idling facilities, reducing production and reducing workforce, resulted in reduced capacities and sales volumes and may have a disproportionate impact on our income relative to the cost savings in a particular period;

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

  Disruptions in international markets and distribution channels; and

  The impact of uncertainties of litigation as well as other risks described herein and under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 30, 2012 as filed with the SEC.

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

ITEM 4. CONTROLS AND PROCEDURES

     As of March 31, 2013, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on that evaluation, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, concluded the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that information we are required to disclose in our reports filed with the Securities and Exchange Commission is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

     In connection with the evaluation described above, the Company’s management, including the Principal Executive Officer and Principal Financial Officer, identified no change in the Company’s internal control over financial reporting that occurred during the thirteen weeks ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Grower Claims and Proceedings

     Ricky Arnold et al. v. Pilgrim’s Pride Corp., et al.On September 10, 2008, a lawsuit styled “Ricky Arnold, et al. v. Pilgrim’s Pride Corp., et al.” was filed against our Company and two of its representatives. In this lawsuit, filed in the Circuit Court of Van Buren County, Arkansas, nearly 100 contract poultry growers and their spouses assert claims of fraud and deceit, constructive fraud, fraud in the inducement, promissory estoppel, and violations of the Arkansas Livestock and Poultry Contract Protection Act relating to the idling of our Clinton, Arkansas processing plant. The total amount of damages sought by the contract poultry growers is unliquidated and unknown at this time. We filed a Notice of Suggestion of Bankruptcy. The Court has not issued an order in response to it. The plaintiffs filed proofs of claim in the Bankruptcy Court, and we filed objections to the proofs of claim. The plaintiffs in the Arnold case, and a number of other growers from the Clinton, Arkansas facility filed proofs of claim in the bankruptcy case. The proofs of claim are being administered in a consolidated proceeding described under Growers Proofs of Claims, below. The consolidated matter, as discussed below, is now concluded.

     Sheila Adams, et al. v. Pilgrim’s Pride Corporation. On June 1, 2009, approximately 555 former and current independent contract broiler growers, their spouses and poultry farms filed an adversary proceeding against us in the Bankruptcy Court styled “Sheila Adams, et al. v. Pilgrim’s Pride Corporation.” In the adversary proceeding, the plaintiffs assert claims against us for: (i) violations of Sections 202(a), (b) and (e), 7 US C. § 192 of the Packers and Stockyards Act of 1921 (the “PSA”); (ii) intentional infliction of emotional distress; (iii) violations of the Texas Deceptive Trade Practices Act (“DTPA”); (iv) promissory estoppel; (v) simple fraud; and (vi) fraud by nondisclosure. The case relates to our Farmerville, Louisiana; Nacogdoches, Texas; and the De Queen and Batesville, Arkansas complexes. The plaintiffs also filed a motion to withdraw the reference of the adversary proceeding from the Bankruptcy Court to the U.S. District for the Eastern Court of Texas (“Marshall Court”). The motion was filed with the U.S. District Court for the Northern District of Texas-Fort Worth Division (the “Fort Worth Court”). The Bankruptcy Court recommended the reference be withdrawn, but that the Fort Worth Court retain venue over the action to ensure against forum shopping. The Fort Worth Court granted the motion to withdraw the reference and consolidated this action with the City of Clinton proceeding described below. We filed a motion to dismiss the plaintiffs’ claims. The Fort Worth Court granted in part and denied in part our motion, dismissing the following claims and ordering the plaintiffs to file a motion to amend their lawsuit and re-plead their claims with further specificity or the claims would be dismissed with prejudice: (i) intentional infliction of emotional distress; (ii) promissory estoppel; (iii) simple fraud and fraudulent nondisclosure; and (iv) DTPA claims with respect to growers from Oklahoma, Arkansas, and Louisiana. The plaintiffs filed a motion for leave to amend on October 7, 2009. Plaintiffs’ motion for leave was granted and the plaintiffs filed their Amended Complaint on December 7, 2009. Subsequent to the Fort Worth Court granting in part and denying in part our motion to dismiss, the plaintiffs filed a motion to transfer venue of the proceeding from the Fort Worth Court to the Marshall Court. We filed a response to the motion, but the motion to transfer was granted on December 17, 2009. On December 29, 2009, we filed our answer to plaintiffs’ Amended Complaint with the Marshall Court. A bench trial commenced on June 16, 2011. The trial concluded as to the El Dorado growers on August 25, 2011. On September 30, 2011, the Marshall Court issued its Findings of Facts and Conclusions of Law and Judgment finding in favor of the Company on each of the grower claims with exception of claims under 7 U.S.C. §192(e), and awarding damages to plaintiffs in the aggregate of approximately $25.8 million. Afterward, the Company filed post-judgment motions attacking the trial court’s findings of fact and conclusions of law, which, on December 28, 2011, were granted in part and resulted in a reduction of the damages award from $25.8 million to $25.6 million. On January 19, 2012, the Company appealed the findings of fact and conclusions of law and decision concerning the post-judgment motions to the United States Fifth Circuit Court of Appeals. Oral argument occurred on December 3, 2012. The appeal has been submitted for a decision, but there is no deadline set for the Fifth Circuit Court of Appeals to issue a decision. As for the remaining claims, the bench trials relating to the allegations asserted by the plaintiffs from the Farmerville, Louisiana complex began on July 16, 2012. That bench trial concluded on August 2, 2012. The Marshall Court has not issued a decision. Additionally, the bench trials relating to the claims asserted by the plaintiffs from the Nacogdoches, Texas complex began on September 12, 2012. The trial has not concluded and the Marshall Court has not scheduled a date for resuming the trial. The remaining bench trial for the plaintiffs from the De Queen and Batesville, Arkansas complexes was scheduled for October 29, 2012, but that trial date was canceled. The Marshall Court has not scheduled new dates for that bench trial. The Company intends to vigorously pursue its appellate rights and defend against the underlying judgment. While the outstanding judgment is reasonably possible, the Company has recorded an estimated probable loss that is less than the outstanding judgment. The Company intends to vigorously defend against these claims. Although the likelihood of financial loss related to the remaining growers’ claims is reasonably possible, an estimate of potential loss cannot be determined at this time because of now conflicting legal authority, the factual nature of the various growers’ individual claims, and a new judge who will preside over the remaining bench trials. There can be no assurances that other similar claims may not be brought against the Company.

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

     Numerous former independent contract growers located in our Clinton, Arkansas complex filed proofs of claim against us relating to the Arnold litigation referenced above. The claims include: (i) fraud and deceit; (ii) constructive fraud; (iii) fraud in the inducement; (iv) promissory estoppel; (v) a request for declaratory relief; and (vi) violations of the Arkansas Livestock and Poultry Contract Protection Act, and relate to the growers’ allegations that they were required to spend significant amounts improving their poultry farms in order to continue their contractual relationship with our Company and predecessor companies prior to us idling our Clinton processing facility. Most of the growers in this consolidated claims administration proceeding were named plaintiffs in the case styled, “Ricky Arnold, et al. v. Pilgrim’s Pride Corporation, et al.” discussed above. On November 30, 2009, we filed objections to the proofs of claim. On August 2, 2010, we filed numerous motions for summary judgment requesting the Bankruptcy Court to dismiss each grower’s causes of action against our Company. In response to the dispositive motions, the growers conceded that their numerous fraud and statutory claims lacked merit; consequently, the parties recently submitted agreed orders dismissing these claims with prejudice. The sole remaining cause of action alleged by the growers against us is promissory estoppel. The hearing on our motions for summary judgment with respect to the promissory estoppel claims occurred on October 19, 2010. On December 15, 2010, the Bankruptcy Court granted the Company’s summary judgment motion on 106 of the 107 growers’ promissory estoppel claims. The Company settled with the grower whose claims were not dismissed for an immaterial amount. The growers whose claims were dismissed appealed the decision to the District Court, which, on December 19, 2011, affirmed the Bankruptcy Court’s decision. On January 17, 2012, the growers appealed the District Court’s decision to the United States Fifth Circuit of Court of Appeals. After briefing was complete, the Fifth Circuit, on January 31, 2013, affirmed the underlying judgment in favor of the Company and barred the growers’ claims. Because the growers elected not to seek rehearing of the Fifth Circuit’s decision and will not seek a further appeal, the case is now concluded.

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

     The Defendants filed a motion to dismiss the Amended Complaint on May 3, 2010. On August 29, 2012, the Magistrate judge issued a Report and Recommendation to deny the Defendants’ motion to dismiss the complaint on grounds that the complaint included too many exhibits. Defendants filed objections with the District Court, and on October 29, 2012, the District Court adopted the Recommendation of the Magistrate Judge and entered an order denying Defendants’ motion to dismiss. On November 11, 2012, Plaintiffs filed a motion for class certification. The motion is fully briefed and was argued to the Court on February 28, 2013. The parties are awaiting a decision on the motion.

Tax Claims and Proceedings

     The United States Department of Treasury, Internal Revenue Service (“IRS”) filed an amended proof of claim in the Bankruptcy Court pursuant to which the IRS asserted claims that total $74.7 million. We filed in the Bankruptcy Court (i) an objection to the IRS’ amended proof of claim, and (ii) a motion requesting the Bankruptcy Court to determine our U.S. federal tax liability pursuant to Sections 105 and 505 of the Bankruptcy Code. The objection and motion asserted that the Company had no liability for the additional U.S. federal taxes that have been asserted for pre-petition periods by the IRS. The IRS responded in opposition to our objection and motion. On July 8, 2010, the Bankruptcy Court granted our unopposed motion requesting that the Bankruptcy Court abstain from determining our federal tax liability. As a result we have worked with the IRS through the normal processes and procedures that are available to all taxpayers outside of bankruptcy including the United States Tax Court (“Tax Court”) proceedings discussed below) to resolve the IRS’ amended proof of claim. On December 12, 2012 we entered into two Stipulation of Settled Issues (“Stipulation” or “Stipulations”) with the IRS. The first Stipulation relates to the Company’s 2003, 2005, and 2007 tax years and resolves all of the material issues in the case. The second Stipulation relates to the Company as the successor in interest to Gold Kist for the tax years ended June 30, 2005 and September 30, 2005, and resolves all substantive issues in the case. These Stipulations account for approximately $29.3 million of the amended proof of claim and should result in no additional tax due.

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

ITEM 1A. RISK FACTORS

     In addition to the other information set forth in this quarterly report, you should carefully consider the risks discussed in our Annual Report on Form 10-K for the year ended December 30, 2012, including under the heading “Item 1A. Risk Factors”, which, along with risks disclosed in this report, are all the risks we believe could materially affect the Company’s business, financial condition or future results. The risk factors below update, and should be read in conjunction with, the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 30, 2012. These risks are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition or future results.

Our performance depends on favorable labor relations with our employees and our compliance with labor laws. Any deterioration of those relations or increase in labor costs due to our compliance with labor laws could adversely affect our business.

     As of March 31, 2013, we employed approximately 32,500 persons in the U.S. and approximately 5,000 persons in Mexico. Approximately 36.3% of the Company’s employees were covered under collective bargaining agreements. Substantially all employees covered under collective bargaining agreements are covered under agreements that expired in 2011 or 2012 and remain subject to ongoing negotiations or will expire in 2013. We have not experienced any labor-related work stoppage at any location in over eight years. We believe our relationship with our employees and union leadership is satisfactory. At any given time, we will be in some stage of contract negotiations with various collective bargaining units. The Company is currently in negotiations with union locals in 11 locations, and there is no assurance that agreement will be reached or, if reached, will be on the terms that are favorable to the Company. In the absence of an agreement, we may become subject to labor disruption at any of these locations, which could have an adverse effect on our financial results.

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

     During the past year, there was substantial publicity regarding a highly pathogenic strain of avian influenza, known as H7N3, which has been affecting several states in central Mexico. There are several hypotheses about the cause of the outbreak in Mexico, including transmission from wild birds or the possibility of introduction through poultry trade. Through early March 2013, the Mexican government and poultry industry had culled approximately 27.5 million birds. The disease has been found in approximately 85 commercial facilities, including one Pilgrim’s breeder farm. The Mexican government and poultry industry undertook an extensive vaccination program with the goal of administering approximately 210 million doses per month. To prevent further spread, the Mexican government has also authorized the administration of 200 million doses of vaccine to “long-life” birds in nine Mexican states with priority given to progenitor birds (producing breeder hens), breeders (producing broiler chicks and layer chicks for table eggs) and layers.

     During the first quarter of 2013, there was also substantial publicity regarding a low pathogenic strain of avian influenza, known as H7N9, which has been affecting eastern and northern China in and around the cities of Shanghai and Beijing. It is widely believed that H7N9 circulates in wild birds and may be transmitted to domestic poultry. H7N9 is also believed to have passed from birds to humans as humans came into contact with live birds that were infected with the disease. Through late April 2013, there were approximately 100 confirmed confirmed cases, including 22 deaths, of H7N9 infection in humans.

     Although neither H7N3 nor H7N9 has been identified in the U.S., there have been outbreaks of other low pathogenic strains of avian influenza in the U.S., and in Mexico outbreaks of both high and low-pathogenic strains of avian influenza are a fairly common occurrence. Historically, the outbreaks of low pathogenic avian influenza have not generated the same level of concern, or received the same level of publicity or been accompanied by the same reduction in demand for poultry products in certain countries as that associated with highly pathogenic strains such as H7N3 or highly infectious strains such as H7N9. Even if the H7N3 or H7N9 does not spread to the U.S., there can be no assurance that it will not materially adversely affect demand for U.S. produced poultry internationally and/or domestically, and, if it were to spread to the U.S., there can be no assurance that it would not significantly affect our ability to conduct our operations and/or demand for our products, in each case in a manner having a material adverse effect on our business, reputation and/or prospects.

ITEM 5. OTHER INFORMATION

     As previously discussed, the Company filed voluntary Chapter 11 petitions on December 1, 2008 and emerged from bankruptcy on December 28, 2009. The Chapter 11 cases were being jointly administered under case number 08-45664. The Company has and intends to continue to post important information about the restructuring, including quarterly operating reports and other financial information required by the Bankruptcy Court, on the Company’s website www.pilgrims.com under the “Investors-Reorganization” caption. The quarterly operating reports are required to be filed with the Bankruptcy Court no later than the 20th day of the next calendar month immediately following the end of the fiscal quarter and will be posted on the Company’s website concurrently with being filed with the Bankruptcy Court. The Company intends to use its website as a means of complying with its disclosure obligations under SEC Regulation FD. Information is also available via the Company’s restructuring information line at (888) 830-4659.

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

12	Ratio of Earnings to Fixed Charges for the thirteen weeks ended March 31, 2013 and March 25, 2012.*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

	32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

	32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

	101.INS	XBRL Instance Document**

	101.SCH	XBRL Taxonomy Extension Schema**

	101.CAL	XBRL Taxonomy Extension Calculation**

	101.DEF	XBRL Taxonomy Extension Definition**

	101.LAB	XBRL Taxonomy Extension Label**

	101.PRE	XBRL Taxonomy Extension Presentation**

*		Filed herewith.

**		Furnished herewith.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PILGRIM’S PRIDE CORPORATION

Date: May 3, 2013	/s/ Fabio Sandri
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

12	Ratio of Earnings to Fixed Charges for the thirty-nine weeks ended March 31, 2013 and March 25, 2012.*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

	32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

	32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

	101.INS	XBRL Instance Document**

	101.SCH	XBRL Taxonomy Extension Schema**

	101.CAL	XBRL Taxonomy Extension Calculation**

	101.DEF	XBRL Taxonomy Extension Definition**

	101.LAB	XBRL Taxonomy Extension Label**

	101.PRE	XBRL Taxonomy Extension Presentation**

*		Filed herewith.

**		Furnished herewith.